Form 10-Q
period 2006-12-31
TFS Financial CORP
filed 2007-03-29
CIK 1381668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended December 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from              to

Commission File Number 001-33390

TFS FINANCIAL CORPORATION

(Exact Name of Registrant as Specified in Charter)

United States	52-2054948
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

7007 Broadway Avenue Cleveland, Ohio	44105
(Address of Principal Executive Offices)	(Zip Code)

(216) 441-6000

Registrant’s telephone number, including area code:

Not Applicable

(Former name or former address, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock as of the latest practicable date. 1,000 shares of common stock, par value $0.01 per share, were issued and outstanding as of March 20, 2007.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒.

TFS Financial Corporation

PART l – FINANCIAL INFORMATION

Item 1.	Financial Statements

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

(In thousands)

	December 31, 2006	September 30, 2006
	(unaudited)
ASSETS

Cash and due from banks	$12,100	$42,021
Interest bearing deposits at other financial institutions	83,798	122,006
Federal funds sold	359,800	88,900

Cash and cash equivalents	455,698	252,927

Investment securities:
Available for sale (amortized cost $66,213 and $64,753, respectively)	65,194	63,655
Held to maturity (fair value $193,830 and $67,386, respectively)	194,183	67,319
Mortgage loans held for sale, at lower of cost or market	139,803	314,956
Loans held for investment, net:
Mortgage loans	7,483,172	7,487,975
Other loans	20,889	28,469
Deferred loan fees, net	(18,647)	(18,698)
Allowance for loan losses	(21,221)	(20,705)

Loans, net	7,464,193	7,477,041

Mortgage loan servicing assets, net	41,940	40,366
Federal Home Loan Bank stock, at cost	74,231	73,125
Real estate owned	7,240	6,895
Premises, equipment, and software, net	82,132	82,067
Accrued interest receivable	42,119	41,994
Bank owned life insurance contracts	140,825	139,260
Other assets	25,587	35,962

TOTAL ASSETS	$8,733,145	$8,595,567

LIABILITIES AND SHAREHOLDER’S EQUITY

Deposits	$7,520,494	$7,401,077
Federal Home Loan Bank advances	25,106	25,103
Borrowers’ advances for insurance and taxes	32,047	38,279
Principal, interest, and related escrow owed on loans serviced	75,880	74,910
Accrued expenses and other liabilities	33,431	26,184
Deferred income taxes	17,539	17,420

Total liabilities	7,704,497	7,582,973

Commitments and contingent liabilities

Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 1,000 shares issued and outstanding	—	—
Paid-in capital	627,979	627,979
Retained earnings—substantially restricted	411,723	395,892
Accumulated other comprehensive loss	(11,054)	(11,277)

Total shareholder’s equity	1,028,648	1,012,594

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$8,733,145	$8,595,567

See accompanying notes to interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(In thousands)

	For the Three Months Ended December 31,
	2006	2005
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$116,433	$113,200
Investment securities available for sale	699	822
Investment securities held to maturity	1,520	1,009
Federal funds sold	5,840	5
Other interest earning assets	1,241	1,063

Total interest income	125,733	116,099

INTEREST EXPENSE:
Deposits	80,792	63,039
Federal Home Loan Bank advances	315	3,641

Total interest expense	81,107	66,680

NET INTEREST INCOME	44,626	49,419
PROVISION FOR LOAN LOSSES	2,000	1,045

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	42,626	48,374

NON-INTEREST INCOME:
Fees and service charges	6,169	5,449
Loss on the sale of loans	(811)	(8,349)
Increase in and death benefits from bank owned life insurance contracts	1,565	1,759
Net income on private equity investments	2,657	84
Other	2,841	2,506

Total non-interest income	12,421	1,449

NON-INTEREST EXPENSE:
Salaries and employee benefits	17,329	15,356
Marketing services	3,350	2,400
Office property, equipment and software	4,502	4,412
Federal insurance premium	573	557
State franchise tax	984	924
Other operating expenses	4,784	4,850

Total non-interest expense	31,522	28,499

INCOME BEFORE INCOME TAXES	23,525	21,324

INCOME TAX EXPENSE	7,694	6,853

NET INCOME	$15,831	$14,471

See accompanying notes to interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (unaudited)

(In thousands)

	Common Stock	Paid-in Capital	Retained Earnings Substantially Restricted	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE—September 30, 2005	$—	$627,979	$352,353	$(6,458)	$973,874

Net income			14,471		14,471

Other comprehensive income:
Change in unrealized gains and losses on securities available for sale—net of reclassification adjustment and tax effect				(139)	(139)

Comprehensive income					14,332

BALANCE—December 31, 2005	$—	$627,979	$366,824	$(6,597)	$988,206

BALANCE—September 30, 2006	$—	$627,979	$395,892	$(11,277)	$1,012,594

Net income			15,831		15,831

Other comprehensive income:
Change in unrealized gains and losses on securities available for sale—net of reclassification adjustment and tax effect				51	51
Reclassification adjustment for amounts recognized in net periodic benefit cost of retirement plan, net of tax effect				172	172

Comprehensive income					16,054

BALANCE—December 31, 2006	$—	$627,979	$411,723	$(11,054)	$1,028,648

See accompanying notes to interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	For the Three Months Ended December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,831	$14,471
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,341	1,943
Provision for loan losses	2,000	1,045
Net loss on the sale of loans	811	8,349
Other net losses	1,487	174
Principal repayments on and proceeds from sales of loans held for sale	337,539	533,660
Loans originated for sale	(165,787)	(146,653)
Increase in and death benefits from bank owned life insurance contracts	(1,565)	(1,759)
Net decrease in interest receivable and other assets	2,395	7,578
Net increase (decrease) in accrued expenses and other liabilities	9,399	(72)
Other	(696)	(729)

Net cash provided by operating activities	202,755	418,007

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans originated	(566,006)	(949,869)
Principal repayments on loans	207,479	404,158
Proceeds from sales, principal repayments and maturities of:
Securities available for sale	3,643	15,154
Securities held to maturity	5,093	8,842
Proceeds from sale of loans	360,789	432,846
Proceeds from sale of private equity fund	5,009
Purchases of:
Securities available for sale	(7)
Securities held to maturity	(131,933)
Premises and equipment	(2,054)	(742)
Death benefits on bank owned life insurance contracts		445
Other	3,845	2,288

Net cash used in investing activities	(114,142)	(86,878)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	119,417	57,808
Net decrease in borrowers’ advances for insurance and taxes	(6,232)	(6,458)
Net (decrease) increase in principal and interest owed on loans serviced	970	(11,048)
Net (decrease) increase in short-term advances	3	(414,208)

Net cash provided by (used in) financing activities	114,158	(373,906)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	202,771	(42,777)

CASH AND CASH EQUIVALENTS—Beginning of year	252,927	120,320

CASH AND CASH EQUIVALENTS—End of period	$455,698	$77,543

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest on deposits	$83,488	$64,793
Cash paid for interest on Federal Home Loan Bank advances	311	3,649
Cash paid for income taxes		14,000
SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Loans exchanged for mortgage-backed securities	467,779	829,312
Transfer of loans to real estate owned	2,524	1,202

See accompanying notes to interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

TFS Financial Corporation (the Holding Company), a federally chartered stock holding company, conducts its principal activities through its wholly owned subsidiaries. The principal line of business of TFS Financial Corporation and subsidiaries (collectively, TFS Financial or the Company) is retail consumer banking; including, mortgage lending, deposit gathering, and other insignificant financial services. The Holding Company is wholly owned by a federally chartered mutual holding company, Third Federal Savings and Loan Association of Cleveland, MHC. The thrift subsidiary of TFS Financial is Third Federal Savings and Loan Association of Cleveland (the Association).

The accounting and reporting policies followed by the Company conform in all material respects to accounting principles generally accepted in the United States of America (US GAAP) and to general practices in the financial services industry. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The allowance for loan losses and mortgage loan servicing assets are particularly subject to change.

The unaudited interim consolidated financial statements were prepared without an audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial condition of TFS Financial at December 31, 2006, and its results of operations and cash flows for the periods presented. In accordance with Regulation S-X for interim financial information, these statements do not include certain information and footnote disclosures required for complete audited financial statements. TFS Financial’s audited financial statements for the year ended September 30, 2006 in the prospectus filed with the Securities and Exchange Commission on February 23, 2007 pursuant to Rule 424(b)(3) of the Securities Act of 1933 (file no. 333-139295), contain consolidated financial statements and related notes which should be read in conjunction with the accompanying interim consolidated financial statements. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007.

The components of accumulated other comprehensive loss, net of tax, are summarized as follows:

	December 31, 2006	September 30, 2006
	(In thousands)
Securities available for sale	$(663)	$(714)
Pension obligation	(10,391)	(10,563)

	$(11,054)	$(11,277)

2.	STOCK OFFERING

On May 25, 2006, the Board of Directors of the Company adopted a plan of stock issuance (the Plan) pursuant to which the Company will sell shares of common stock, representing a minority ownership of the estimated pro forma market value of the Company that will be determined by an independent appraisal. Shares will be sold to eligible depositors and borrowers of the Association and the tax qualified employee benefit plans of the Company and the Association in a subscription offering and, if necessary, to the general public in a community and/or syndicated community offering. The majority of the shares of common stock will be owned by Third Federal Savings and Loan Association of Cleveland, MHC. The Plan was approved by the Office of Thrift Supervision on February 12, 2007. It is anticipated the transaction will be completed in April 2007.

3.	REGULATORY CAPITAL

The Association is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of the Association. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Association must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I Capital (as defined in the regulations) to Risk Weighted Assets (as defined), Core Capital (as defined) to Adjusted Assets (as defined), and Tangible Capital (as defined) to Tangible Assets. Management believes, as of December 31, 2006, that the Association meets all capital adequacy requirements to which it was subject.

The most recent notification from the Office of Thrift Supervision categorized the Association as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based and Core capital leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the categories of the Association.

The actual capital amounts (in thousands) and ratios of the Association compared to the minimum capital adequacy requirement and the requirements for a well capitalized institution are presented in the tables below.

			Minimum Requirements
	Actual		For Capital Adequacy Purposes		To be “Well Capitalized” Under Prompt Corrective Action Provision

	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2006
Total Capital to Risk Weighted Assets	$926,449	15.54%	$477,078	8.00%	$596,348	10.00%
Core Capital to Adjusted Tangible Assets	906,915	10.40	348,749	4.00	435,936	5.00
Tangible Capital to Tangible Assets	906,915	10.40	130,781	1.50	N/A	N/A
Tier 1 Capital to Risk Weighted Assets	906,915	15.21	N/A	N/A	357,809	6.00

September 30, 2006
Total Capital to Risk Weighted Assets	$902,401	15.00%	$481,121	8.00%	$601,402	10.00%
Core Capital to Adjusted Tangible Assets	883,510	10.35	341,407	4.00	426,759	5.00
Tangible Capital to Tangible Assets	883,510	10.35	128,028	1.50	N/A	N/A
Tier 1 Capital to Risk Weighted Assets	883,510	14.69	N/A	N/A	360,841	6.00

4.	INVESTMENT SECURITIES

Investments available for sale are summarized as follows:

	December 31, 2006
		Gross
	Amortized Cost	Unrealized			Fair Value
		Gains		Losses
	(In thousands)
U.S. government and agency obligations	$28,991	$		$(657)	$28,334
Fannie Mae certificates	952			(14)	938
Real estate mortgage investment conduits (REMICs)	31,143		28	(376)	30,795
Other	5,127				5,127

	$66,213		$28	$(1,047)	$65,194

	September 30, 2006
		Gross
	Amortized Cost	Unrealized			Fair Value
		Gains		Losses
	(In thousands)
U.S. government and agency obligations	$28,990	$		$(713)	$28,277
Fannie Mae certificates	1,051			(16)	1,035
REMICs	34,712		25	(394)	34,343

	$64,753		$25	$(1,123)	$63,655

Investments held to maturity are summarized as follows:

	December 31, 2006
	Amortized Cost	Gross Unrealized			Fair Value
		Gains		Losses
	(In thousands)
U.S. government and agency obligations	$11,997	$		$(99)	$11,898
Ginnie Mae certificates	12,314		304		12,618
REMICs	155,530		23	(847)	154,706
Fannie Mae certificates	14,336		307	(59)	14,584
Other	6		18		24

	$194,183		$652	$(1,005)	$193,830

	September 30, 2006
	Amortized Cost	Gross Unrealized			Fair Value
		Gains		Losses
	(In thousands)
U.S. government and agency obligations	$11,997	$		$(118)	$11,879
Ginnie Mae certificates	12,949		311	(1)	13,259
REMICs	27,438		9	(429)	27,018
Fannie Mae certificates	14,929		347	(68)	15,208
Other	6		16		22

	$67,319		$683	$(616)	$67,386

5.	LOANS

Loans held for investment consist of the following:

	December 31, 2006	September 30, 2006
	(In thousands)
Real Estate Loans:
One- to four-family residential	$5,595,517	$5,563,782
Home equity loans and lines of credit (1)	1,775,342	1,803,900
Commercial	2,323	2,335
Construction	182,943	207,634

	7,556,125	7,577,651
Consumer Loans:
Auto loans	12,641	15,676
Loans on savings	7,604	7,005
Other	644	5,788

	20,889	28,469
Less:
Deferred loan fees, net	(18,647)	(18,698)
Loans-in-process	(72,953)	(89,676)
Allowance for loan losses	(21,221)	(20,705)

Net loans	$7,464,193	$7,477,041

(1)	Includes bridge loans. (A loan where a borrower can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home.)

6.	DEPOSITS

Deposit account balances are summarized as follows:

	December 31, 2006	September 30, 2006
	(In thousands)
Negotiable order of withdrawal accounts	$1,717,640	$1,601,832
Passbook accounts	327,483	335,859
Certificates of deposit	5,474,654	5,459,974

	7,519,777	7,397,665

Accrued interest	717	3,412

Total deposits	$7,520,494	$7,401,077

7.	EMPLOYEE BENEFIT PLANS

Defined Benefit Plan—Third Federal Savings Retirement Plan is a defined benefit pension plan. Effective December 31, 2002, the plan was amended to limit participation to employees who met the plan’s eligibility requirements on that date. After December 31, 2002, employees not participating in the plan will, upon meeting the applicable eligibility requirements, participate in the third tier of the 401(k) Savings Plan described below. Benefits under the plan are based on years of service and the employee’s average annual compensation. The funding policy of the plan is consistent with the funding requirements of U.S. Federal and other governmental laws and regulations.

The components of net periodic benefit cost recognized in the statements of earnings are as follows:

	Three Months Ended December 31,

	2006	2005
	(In thousands)
Service cost	$1,016	$1,075
Interest cost	720	686
Expected return on plan assets	(724)	(672)
Amortization of net loss	279	387
Amortization of prior service cost	(15)	(15)

Net periodic benefit cost	$1,276	$1,461

The Company anticipates no minimum required contribution to the Plan during fiscal 2007.

Employee (Associate) Stock Ownership Plan (“ESOP”)—The Company established an ESOP for its employees effective January 1, 2006. The ESOP covers all of its eligible employees. Employees are eligible to participate in the ESOP after attainment of age 18, completion of 1,000 hours of service, and employment on the last day of the plan year. Company contributions to the ESOP are at the discretion of the board of directors. The total expense related to the ESOP for the three months ended December 31, 2006 and 2005 was $2.3 million and $0, respectively.

8.	COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company enters into commitments with off-balance-sheet risk to meet the financing needs of its customers. Commitments to extend credit involve elements of credit risk and interest rate risk in excess of the amount recognized in the consolidated statements of condition. The Company’s exposure to credit loss in the event of nonperformance by the other party to the commitment is represented by the contractual amount of the commitment. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments. Interest rate risk on commitments to extend credit results from the possibility that interest rates may have moved unfavorably from the position of the Company since the time the commitment was made.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates of 60 to 360 days or other termination clauses and may require payment of a fee. Since some of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At December 31, 2006, the Company had commitments to originate loans as follows (in thousands):

Fixed rate mortgage loans	$180,131
Adjustable rate mortgage loans	8,312
Equity line of credit loans	32,064

Total	$220,507

At December 31, 2006, the Company had unfunded commitments outstanding as follows (in thousands):

Equity lines of credit	$1,938,633
Construction loans	72,953
Private equity investments	14,161

Total	$2,025,747

The Company had entered into a commitment for the purchase and installation of a major software license. To date, $750 thousand has been paid and reflected in the statement of condition, with the remaining $750 thousand payable in installments, based upon completion of the installation, through fiscal year 2008.

In management’s opinion, the above commitments will be funded through normal operations.

At December 31, 2006, the Company had commitments to securitize and sell mortgage loans of $105 million.

On June 13, 2006, Third Federal Savings and Loan was named as the defendant in a putative class action lawsuit, Gary A. Greenspan vs. Third Federal Savings and Loan, filed in the Cuyahoga County, Ohio Court of Common Pleas. The plaintiff has alleged that Third Federal Savings and Loan impermissibly charged customers a “document preparation fee” that included the cost of preparing legal documents relating to mortgage loans. The plaintiff has alleged that Third Federal Savings and Loan should disgorge the document preparation fees because the document preparation constituted the practice of law and was performed by employees who are not licensed attorneys in the State of Ohio. The plaintiff seeks a refund of all document preparation fees from June 13, 2000 to the present (approximately $26.6 million from June 13, 2000 through December 31, 2006), as well as prejudgment interest, attorneys’ fees and costs of the lawsuit. Third Federal Savings and Loan Association vigorously disputes these allegations. Third Federal Savings and Loan Association has answered the plaintiff’s complaint and the case is in preliminary discovery. No trial date has been set. At this time, we are unable to predict an outcome, favorable or unfavorable, or to estimate the amount of any potential loss.

9.	RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities —Including an amendment of FASB Statement No. 115 (SFAS159). SFAS159 provides all entities, including not-for-profit organizations with the option of reporting selected financial assets and liabilities at fair value. The objective of SFAS 159 is to improve financial reporting by providing opportunities to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Most of the provisions in this statement apply only to entities which elect SFAS159. However the amendment to FASB Statement No. 115, Accounting for Certain Investment in Debt and Equity Securities, applies to entities with available for sale and trading securities, and requires an entity to present separately fair value and non-fair value securities. SFAS159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The company has not determined the effect of adopting SFAS159 on its consolidated financial condition, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of SFAS 157, guidance for applying fair value was incorporated in several pronouncements. SFAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the fair value measure of assets and liabilities. SFAS 157 also emphasizes that fair value is a market-based measurement, not an entity specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS 157, fair value measurements are disclosed by level within that hierarchy. While SFAS 157 does not add any new fair value measurements, it does change current practice. Changes to current practice include: (1) a requirement for an entity to include its own credit rating in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction if the restriction lapses within one year. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not determined the effect of adopting SFAS 157 on its consolidated financial condition, results of operations or cash flows.

In September 2006, the FASB ratified Emerging Issues Task Force Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (EITF 06-4). An endorsement split-dollar arrangement is an arrangement whereby an employer owns a life insurance policy that covers the life of an employee and using a separate agreement endorses a portion of the policy death benefit to the insured employee’s beneficiary. EITF 06-4 applies only to those endorsement split-dollar arrangements that provide a death benefit postretirement. This requirement is effective for fiscal years beginning after December 15, 2007. The Company maintains endorsement split-dollar life arrangements for certain key officers. These arrangements do not provide a death benefit postretirement and therefore the Company does not expect the adoption of EITF 06-4 to have a material effect on its consolidated financial condition, results of operations or cash flows.

In September 2006, the FASB ratified Emerging Issues Task Force Issue No. 06-5, Accounting for Purchases of Life Insurance-Determining the Amount That Could be Realized in Accordance With FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance (EITF 06-5).

EITF 06-5 addresses the diversity in practice of the calculation of the amount that can be realized for life insurance contracts. EITF 06-5 requires a policyholder to consider any additional amounts, such as Claims Stabilization Reserve, Deferred Acquisition Costs Tax Receivable and Waiver of Surrender Charges, in determining the amount that could be realized under the insurance contract as an asset. EITF 06-5 also concluded that the realized amount should be determined on an individual policy level and should not take into account amounts that are solely realizable if all the individual policies are surrendered at the same time. This requirement is effective for fiscal years beginning after December 15, 2006. The Company’s current policies do not contain the features in question and therefore it does not expect the adoption of EITF 06-5 to have a material effect on its consolidated financial condition, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods. SAB 108 permits initial adoption of its provisions either by (i) restating prior financial statements as if the “dual approach” had always been applied; or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of the date of adoption with an offsetting adjustment recorded to the opening balance of retained earnings. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006, with earlier application encouraged for any interim period of the first fiscal year ending after November 15, 2006, filed after the publication of SAB 108 (September 13, 2006). The Company is currently evaluating the potential impact, if any, that the adoption of SAB 108 will have on its consolidated financial condition, results of operations and cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of SFAS No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. The Company will be required to recognize the impact of a tax position if it is more likely than not that it will be sustained upon examination, based upon the technical merits of the position. The effective date for application of FIN 48 is for fiscal years beginning after December 15, 2006. The cumulative effect of applying the provisions of this interpretation must be reported as an adjustment to the opening balance of retained earnings for that fiscal period. The Company is currently evaluating the effect this interpretation will have on its consolidated financial condition, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156 Accounting for Servicing of Financial Assets: an amendment of SFAS No. 140 (SFAS 156). This statement requires all separately recognized servicing rights be initially measured at fair value, if practicable. For each class of separately recognized servicing assets and liabilities, this statement permits the Company to choose either to report servicing assets and liabilities at fair value or at amortized cost. Under the fair value approach, servicing assets and liabilities are recorded at fair value at each reporting date with changes in fair value recorded in earnings in the period in which the changes occur. Under the amortized cost method, servicing assets and liabilities are amortized in proportion to and over the period of net servicing income or net servicing loss and are assessed for impairment based on fair value at each reporting date. Adoption of this statement is required for fiscal years beginning after September 15, 2006. The Company adopted SFAS 156 effective October 1, 2006 and is applying the requirements for recognition and initial measurement of servicing assets and liabilities prospectively to all transactions. The Company is using the amortized cost method for subsequent measurement of servicing rights. Adoption of SFAS 156 did not have a material effect on its consolidated financial condition, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140 (SFAS 155), which amends Statement No. 133 to simplify the accounting for certain derivatives embedded in other financial instruments (hybrid financial instruments) by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise required bifurcation, provided that the entire hybrid financial instrument is accounted for on a fair value basis. SFAS 155 also establishes the requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, which replaces the interim guidance in Derivative Instrument Group Issue D1, Recognition and Measurement of Derivatives: Application of Statement No. 133 to Beneficial Interests in Securitized Financial Assets. SFAS 155 amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities—a replacement of FASB Statement No. 125 (SFAS 140), to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to beneficial interests other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006, with earlier adoption allowed. The Company adopted SFAS 155 effective October 1, 2006 and it did not have a material effect on its consolidated financial condition, results of operations or cash flows.

In November 2005, the FASB authorized the issuance of FASB Staff Position FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application of Certain Investments (FSP FAS 115-1). FSP FAS 115-1 replaces and codifies guidance previously provided by the Emerging Issues Task Force. The FSP FAS 115-1 provides guidance to clarify when an investment impairment has occurred, to evaluate whether that impairment is other-than-temporary, on accounting for investments subsequent to the other-than-temporary, and on appropriate disclosure for investments in an unrealized loss position. The guidance in the FSP FAS 115-1 shall be applied to reporting periods beginning after December 15, 2005. The Company adopted FSP FAS 115-1 effective October 1, 2006 and it did not have a material effect on its consolidated financial condition, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and SFAS No. 3 (SFAS 154). SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS 154 effective October 1, 2006 and it did not have a material effect on its consolidated financial condition, results of operations, or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This report contains forward-looking statements, which can be identified by the use of such words as estimate, project, believe, intend, anticipate, plan, seek, expect and similar expressions. These forward-looking statements include:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans and prospects and growth and operating strategies;

•	statements regarding the asset quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.

These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following important factors that could affect the actual outcome of future events:

•	significantly increased competition among depository and other financial institutions;

•	inflation and changes in the interest rate environment that reduce our interest margins or reduce the fair value of financial instruments;

•	general economic conditions, either nationally or in our market areas, that are worse than expected;

•	adverse changes in the securities markets;

•	legislative or regulatory changes that adversely affect our business;

•	our ability to enter new markets successfully and take advantage of growth opportunities, and the possible short-term dilutive effect of potential acquisitions or de novo branches, if any;

•	changes in consumer spending, borrowing and savings habits;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies and the Financial Accounting Standards Board;

•	inability of third-party providers to perform their obligations to us; and

•	changes in our organization, compensation and benefit plans.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Comparison of Financial Condition at December 31, 2006 and September 30, 2006

Total assets increased $137.6 million, or 1.6%, to $8.7 billion at December 31, 2006 from $8.6 billion at September 30, 2006. Cash and cash equivalents (cash and due from banks, federal funds sold and interest-bearing deposits) increased $202.8 million, or 80.2%, to $455.7 million at December 31, 2006 from $252.9 million at September 30, 2006. In addition, investment securities held to maturity increased $126.9 million to $194.2 million at December 31, 2006 from $67.3 million at September 30, 2006. Loan sales during the quarter ended December 31, 2006 totaled $467.8 million. The proceeds from these sales, as well as loan repayments and prepayments, exceeded the cash we needed to fund loan originations during the quarter. We maintained some of our excess cash in liquid assets, and we used the remainder to purchase mortgage-backed securities during a period of rising interest rates.

Loans receivable (loans held for investment, net, and loans held for sale) decreased $188.0 million, or 2.4%, to $7.6 billion at December 31, 2006 from $7.8 billion at September 30, 2006. Loans held for sale decreased $175.2 million, or 55.6%, to $139.8 million at December 31, 2006 from $315.0 million at September 30, 2006, as we sold $467.8 million of loans during the quarter ended December 31, 2006. There were no material changes in the composition of our loan portfolio during the quarter ended December 31, 2006.

Deposits increased $119.4 million, or 1.6%, to $7.5 billion at December 31, 2006 from $7.4 billion at September 30, 2006. The increase in deposits was primarily the result of a $118.7 million, or 7.9%, increase in high-yield checking accounts (a subcategory of our NOW accounts), to $1.6 billion at December 31, 2006 from $1.5 billion at September 30, 2006. We have focused on promoting this type of deposit product since we believe it provides a stable source of funds. In addition, our high-yield checking accounts reprice in a manner similar to our equity loan products, and therefore assist us in managing interest rate risk. There were no material changes in the composition of our deposits during the quarter ended December 31, 2006.

Shareholder’s equity increased $16.1 million, or 1.6%, to $1.03 billion at December 31, 2006 from $1.01 billion at September 30, 2006. The increase primarily resulted from net income of $15.8 million during the quarter.

Comparison of Operating Results for the Three Months Ended December 31, 2006 and 2005

Average balances and yields. The following table sets forth average balance sheets, average yields and costs, and certain other information at and for the periods indicated. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are monthly average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense.

	Three Months Ended December 31, 2006				Three Months Ended December 31, 2005
	Average Balance	Interest Income/ Expense		Yield/ Cost(1)	Average Balance	Interest Income/ Expense		Yield/ Cost(1)
	(Dollars in thousands)
Interest-earning assets:
Cash on hand and in banks	$10,080	$135		5.36%	$8,908	$62		2.78%
Federal funds sold	445,780	5,840		5.24%	485	5		4.12%
Investment securities	45,216	431		3.81%	41,477	374		3.61%
Mortgage-backed securities	139,185	1,788		5.14%	131,581	1,457		4.43%
Loans	7,708,679	116,433		6.04%	7,971,911	113,200		5.68%
Federal Home Loan Bank stock	73,309	1,106		6.03%	69,234	1,001		5.78%

Total interest-earning assets	8,422,249	125,733		5.97%	8,223,596	116,099		5.65%

Noninterest-earning assets	261,741				378,384

Total assets	$8,683,990				$8,601,980

Interest-bearing liabilities:
NOW accounts	$1,644,552	16,949		4.12%	$1,353,030	10,497		3.10%
Passbook savings	328,089	767		0.94%	414,028	973		0.94%
Certificates of deposit	5,494,707	63,076		4.59%	5,302,257	51,569		3.89%
Borrowed funds	25,104	315		5.02%	373,115	3,641		3.90%

Total interest-bearing liabilities	7,492,452	81,107		4.33%	7,442,430	66,680		3.58%

Noninterest-bearing liabilities	171,611				179,079

Total liabilities	7,664,063				7,621,509
Shareholder’s equity	1,019,927				980,471

Total liabilities and shareholder’s equity	$8,683,990				$8,601,980

Net interest income		$44,626				$49,419

Interest rate spread (2)				1.64%				2.07%

Net interest-earning assets (3)	$929,797				$781,166

Net interest margin (4)		2.12	%(1)			2.40	%(1)

Average interest-earning assets to average interest-bearing liabilities	112.41%				110.50%

Selected performance ratios:
Return on average assets (annualized)		0.73%				0.67%
Return on average equity (annualized)		6.21%				5.90%
Average equity to average assets		11.74%				11.40%

(1)	Annualized
(2)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by total interest-earning assets.

General. Net income increased $1.4 million, or 9.4%, to $15.8 million for the three months ended December 31, 2006 from $14.5 million for the three months ended December 31, 2005. The increase in net income was caused by an increase in non-interest income, partially offset by a decrease in net interest income and an increase in non-interest expense.

Interest Income. Interest income increased $9.6 million, or 8.3%, to $125.7 million for the three months ended December 31, 2006 from $116.1 million for the three months ended December 31, 2005. The increase in interest income resulted from an increase in interest income on federal funds sold and an increase in interest income on loans.

Interest income on federal funds sold was $5.8 million for the three months ended December 31, 2006, compared to $5,000 for the three months ended December 31, 2005. The increase resulted from our maintaining higher levels of liquid assets during the three months ended December 31, 2006, as our average balance of federal funds sold was $445.8 million for the three months ended December 31, 2006 compared to $485,000 for the three months ended December 31, 2005.

Interest and fee income on loans increased $3.2 million, or 2.9%, to $116.4 million for the three months ended December 31, 2006 from $113.2 million for the three months ended December 31, 2005. The increase resulted from an increase in the yield we earned on loans. The average yield on our loan portfolio increased 36 basis points to 6.04% for the three months ended December 31, 2006 from 5.68% for the three months ended December 31, 2005, primarily as a result of increases in the interest rates on our adjustable-rate loans and on newly-originated fixed-rate loans in response to increases in market interest rates. The average balance of loans decreased $263.2 million, or 3.3%, to $7.7 billion for the three months ended December 31, 2006 from $8.0 billion for the three months ended December 31, 2005, reflecting our sale of $2.2 billion of loans during the fiscal year ended September 30, 2006.

Interest Expense. Interest expense increased $14.4 million, or 21.6%, to $81.1 million for the three months ended December 31, 2006 from $66.7 million for the three months ended December 31, 2005. The increase in interest expense resulted from increases in interest expense on certificates of deposit and NOW accounts, partially offset by a decrease in interest expense on Federal Home Loan Bank advances.

Interest expense on certificates of deposit increased $11.5 million, or 22.3%, to $63.1 million for the three months ended December 31, 2006 from $51.6 million for the three months ended December 31, 2005. The increase was caused primarily by a 70 basis point increase in the average rate we paid on certificates of deposit to 4.59% for the three months ended December 31, 2006 from 3.89% for the three months ended December 31, 2005. We increased rates on deposits in response to increases in market interest rates. In addition, the average balance of certificates of deposit increased by $192.5 million, or 3.6%, to $5.5 billion for the three months ended December 31, 2006 from $5.3 billion for the three months ended December 31, 2005. The increase in certificate of deposit accounts primarily reflects our customers seeking higher interest-paying deposit products during a period of rising market interest rates.

Interest expense on NOW accounts increased $6.5 million, or 61.5%, to $16.9 million for the three months ended December 31, 2006 from $10.5 million for the three months ended December 31, 2005. The increase was caused primarily by a 102 basis point increase in the average rate we paid on NOW accounts to 4.12% for the three months ended December 31, 2006 from 3.10% for the three months ended December 31, 2005. We increased rates on deposits in response to increases in market interest rates. In addition, the average balance of NOW accounts increased $291.5 million, or 21.5%, to $1.6 billion for the three months ended December 31, 2006 from $1.4 billion for the three months ended December 31, 2005. The increase in NOW accounts reflects our customers seeking higher interest-paying deposit products during a period of rising market interest rates. The increase also reflects our continued focus on high-yield checking accounts, since we believe this type of deposit provides a stable source of funds that reprices in a manner similar to our equity loan products, and therefore assists us in managing interest rate risk.

Interest expense on Federal Home Loan Bank advances decreased $3.3 million, or 91.3%, to $315,000 for the three months ended December 31, 2006 from $3.6 million for the three months ended December 31, 2005. The decrease was caused by a decrease in our average balance of Federal Home

Loan Bank advances. The average balance decreased $348.0 million to $25.1 million for the three months ended December 31, 2006 from $373.1 million for the three months ended December 31, 2005. Throughout the fiscal year ended September 30, 2006, we repaid nearly all of our Federal Home Loan Bank advances, without incurring prepayment penalties.

Net Interest Income. Net interest income decreased by $4.8 million, or 9.7%, to $44.6 million for the three months ended December 31, 2006 from $49.4 million for the three months ended December 31, 2005. The decrease resulted solely from a further compression of our interest rate spread and our net interest margin, as our interest rate spread decreased 43 basis points to 1.64% for the three months ended December 31, 2006 from 2.07% for the three months ended December 31, 2005, and our net interest margin decreased 28 basis points to 2.12% for the three months ended December 31, 2006 from 2.40% for the three months ended December 31, 2005. The decreases in our interest rate spread and net interest margin are consistent with the inverting of the U.S. Treasury yield curve. From June 30, 2004 to December 31, 2006, the Federal Reserve Board increased its target for the federal funds rate from 1.0% to 5.25%. While these short-term market interest rates (which we use as a guide to price our deposits) have increased, longer-term market interest rates (which we use as a guide to price our longer-term loans) have not increased to the same degree. The compression in our interest rate spread and net interest margin was partially offset by an increase in net interest-earning assets of $148.6 million, or 19.0%, to $929.8 million for the three months ended December 31, 2006 from $781.2 million for the three months ended December 31, 2005.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level we consider necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. In determining the level of the allowance for loan losses, we consider past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of nonperforming and other classified loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or conditions change. We assess the allowance for loan losses on a quarterly basis and make provisions for loan losses in order to maintain the allowance.

Based on our evaluation of the above factors, we recorded a provision for loan losses of $2.0 million for the three months ended December 31, 2006 and a provision for loan losses of $1.0 million for the three months ended December 31, 2005. The provisions recorded reflected net chargeoffs of $1.5 million and $249,000 for the three months ended December 31, 2006 and 2005, respectively. The allowance for loans losses was $21.2 million, or 0.28% of total loans receivable at December 31, 2006, compared to $19.4 million, or 0.25% of total loans receivable at December 31, 2005. We increased the allowance for loan losses to reflect an increase in non-performing loans from December 31, 2005 to December 31, 2006. Nonperforming loans increased by $16.4 million to $90.3 million, or 1.19% of total loans, at December 31, 2006 from $74.0 million, or 0.94% of total loans, at December 31, 2005. The increase in nonperforming loans occurred primarily in our one- to four-family residential real estate mortgage loan portfolio, and specifically a $14.3 million increase in non-performing loans originated through our Home Today program, which was established in 2000. We had one impaired loan with a principal balance of $2.3 million and $2.4 million at December 31, 2006 and 2005, respectively. We used the same general methodology in assessing the allowance at the end of the three-month periods. To the best of our knowledge, we have recorded all losses that are both probable and reasonable to estimate for the three months ended December 31, 2006 and 2005.

Non-Interest Income. Non-interest income increased $11.0 million to $12.4 million for the three months ended December 31, 2006 from $1.4 million for the three months ended December 31,

2005. The increase was primarily caused by our recognizing losses of $811,000 on loan sales for the three months ended December 31, 2006, compared to $8.3 million of such losses for the three months ended December 31, 2005. The increase was also caused by an increase in net income on private equity investments of $2.6 million, to $2.7 million for the three months ended December 31, 2006 from $84 thousand for the three months ended December 31, 2005. This increase reflected gains from private equity fund investments of Third Capital, Inc.

Non-Interest Expense. Non-interest expense increased $3.0 million, or 10.6%, to $31.5 million for the three months ended December 31, 2006 from $28.5 million for the three months ended December 31, 2005. Salaries and employee benefits expense increased $2.0 million, or 12.8%, to $17.3 million for the three months ended December 31, 2006 from $15.4 million for the three months ended December 31, 2005. This increase is due to our incurring benefits expense of $2.3 million (pre-tax) for the three months ended December 31, 2006 as a result of funding our employee stock ownership plan.

Income Tax Expense. The provision for income taxes was $7.7 million for the three months ended December 31, 2006, compared to $6.9 million for the three months ended December 31, 2005, reflecting an increase in pre-tax income between the three-month periods. Our effective tax rate was 32.7% for the three months ended December 31, 2006 compared to 32.1% for the three months ended December 31, 2005. Our effective tax rate is below the combined state and federal statutory rate because of our ownership of bank-owned life insurance.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan sales and securitizations, loan repayments, advances from the Federal Home Loan Bank of Cincinnati, and maturities and sales of securities. In addition, we have the ability to collateralize borrowings in the wholesale markets. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We seek to maintain a liquidity ratio of (which we compute as the sum of cash and cash equivalents plus unpledged investment securities for which ready markets exist, divided by total assets) 2% or greater. For the quarter ended December 31, 2006, our liquidity ratio averaged 7.49%. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2006. We anticipate that we will maintain higher liquidity levels following the completion of the stock offering.

We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities and the objectives of our asset/liability management program.

Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2006, cash and cash equivalents totaled $455.7 million. Because we originate a significant amount of loans that qualify for sale in the secondary market, our loans held for sale represent highly liquid assets. At December 31, 2006, we had $139.8 million of loans classified as held for sale. During the quarter ended December 31, 2006, we sold $467.8 million of long-term, fixed rate loans. Investment securities classified as available-for-sale, which provide additional sources of liquidity, totaled $65.2 million at December 31, 2006. On that date, we had $25.1 million in advances outstanding.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At December 31, 2006, we had $220.5 million in loan commitments outstanding. In addition to commitments to originate loans, we had $1.9 billion in unused lines of credit to borrowers. Certificates of deposit due within one year of December 31, 2006 totaled $2.6 billion, or 34.1% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, other deposit products, including certificates of deposit, and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2007. We believe, however, based on past experience, that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity is originating residential mortgage loans. During the quarter ended December 31, 2006, we originated $453.2 million of loans, and during the quarter ended December 31, 2005, we originated $857.1 million of loans. We purchased $131.9 million of securities during the quarter ended December 31, 2006, and purchased no securities during the quarter ended December 31, 2005.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced a net increase in total deposits of $119.4 million for the quarter ended December 31, 2006 compared to a net increase of $57.8 million for the quarter ended December 31, 2005. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Cincinnati, which provide an additional source of funds. Federal Home Loan Bank advances did not change during the quarter ended December 31, 2006, compared to a net decrease of $414.2 million during the quarter ended December 31, 2005.

Third Federal Savings and Loan is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2006, Third Federal Savings and Loan exceeded all regulatory capital requirements. Third Federal Savings and Loan is considered “well capitalized” under regulatory guidelines.

The net proceeds from the stock offering will significantly increase our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of loans. Our financial condition and results of operations will be enhanced by the net proceeds from the stock offering, resulting in increased net interest-earning assets and net interest income. However, due to the increase in equity resulting from the net proceeds raised in the stock offering, our return on equity will be adversely affected following the stock offering.

Critical accounting policies

Critical accounting policies are defined as those that involve significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that the most critical accounting policies upon which our financial condition and results of operation depend, and which involve the most complex subjective decisions or assessments, are our policies with respect to our allowance for loan losses, intangible assets, mortgage servicing rights and income taxes.

Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. The amount of the allowance is based on significant estimates and the ultimate losses may vary from such estimates as more information becomes available or conditions change. The methodology for determining the allowance for loan losses is considered a critical accounting policy by management due to the high degree of judgment involved, the subjectivity of the assumptions used and the potential for changes in the economic environment that could result in changes to the amount of the recorded allowance for loan losses.

As a substantial percentage of our loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans are critical in determining the amount of the allowance required for specific loans. Assumptions are instrumental in determining the value of properties. Overly optimistic assumptions or negative changes to assumptions could significantly affect the valuation of a property securing a loan and the related allowance determined. Management carefully reviews the assumptions supporting such appraisals to determine that the resulting values reasonably reflect amounts realizable on the related loans.

Management performs a quarterly evaluation of the adequacy of the allowance for loan losses. We consider a variety of factors in establishing this estimate including, but not limited to, current economic conditions, delinquency statistics, geographic concentrations, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal loan reviews and other relevant factors. This evaluation is inherently subjective as it requires material estimates by management that may be susceptible to significant change based on changes in economic and real estate market conditions.

The evaluation has a specific and general component. The specific component relates to loans that are delinquent or otherwise identified as a problem loan through the application of our loan review process and our loan grading system. All such loans are evaluated individually, with principal consideration given to the value of the collateral securing the loan. Specific allowances are established as required by this analysis. The general component is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. We also analyze historical loss experience, delinquency trends, general economic conditions and geographic concentrations. This analysis establishes factors that are applied to the loan groups to determine the amount of the general component of the allowance for loan losses.

Actual loan losses may be significantly more than the allowances we have established which could have a material negative effect on our financial results.

Intangible Assets. Acquisitions accounted for under purchase accounting must follow SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires us to record as assets on our financial statements both goodwill, an intangible asset which is equal to the excess of the purchase price which we pay for another company over the estimated fair value of the net assets acquired and identifiable intangible assets such as core deposit intangibles and non-compete agreements. Under SFAS No. 142, we regularly evaluate goodwill for impairment, and we will reduce its carrying value through a charge to earnings if impairment exists. Core deposit and other identifiable intangible assets are amortized to expense over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The valuation techniques used by us to determine the carrying value of tangible and intangible assets acquired in acquisitions and the estimated lives of identifiable intangible assets involve estimates for discount rates, projected future cash flows and time period calculations, all of which are susceptible to change based on changes in economic conditions and other factors. Future events or changes in the estimates that we used to determine the carrying value of our goodwill and identifiable intangible assets or which otherwise adversely affect their value or estimated lives could have a material adverse impact on our results of operations. As of December 31, 2006, our intangible assets consisted of goodwill of $9.7 million.

Mortgage Servicing Rights. Mortgage servicing rights represent the present value of the future servicing fees from the right to service loans in our loan servicing portfolio. Mortgage servicing rights are recognized as assets for both purchased rights and for the allocation value of retained servicing rights on loans sold. The most critical accounting policy associated with mortgage servicing is the methodology used to determine the fair value of capitalized mortgage servicing rights, which requires a number of estimates, the most critical of which is the mortgage loan prepayment speed assumption. The mortgage loan prepayment speed assumption is significantly affected by interest rates. In general, during periods of falling interest rates, mortgage loans prepay faster and the value of our mortgage servicing assets decreases. Conversely, during periods of rising rates, the value of mortgage servicing rights generally increases due to slower rates of prepayments. The amount and timing of mortgage servicing rights amortization is adjusted monthly based on actual results. In addition, on a quarterly basis, we perform a valuation review of mortgage servicing rights for potential decreases in value. This quarterly valuation review entails applying current assumptions to the portfolio classified by interest rates and, secondarily, by prepayment characteristics.

Income Taxes. We consider accounting for income taxes a critical accounting policy due to the subjective nature of certain estimates that are involved in the calculation. We use the asset/liability method of accounting for income taxes in which deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. We must assess the realization of the deferred tax asset and, to the extent that we believe that recovery is not likely, a valuation allowance is established. Adjustments to increase or decrease the valuation allowance are charged or credited, respectively, to income tax expense. No valuation allowances were required at December 31, 2006. Although we have determined a valuation allowance is not required for any deferred tax assets, there is no guarantee that these assets will be recognizable in the future.

Pension and Other Postretirement Benefits. The determination of our obligations and expense for pension and other postretirement benefits is dependent upon certain assumptions used in calculating such amounts. Key assumptions used in the actuarial valuations include the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation. Actual results could differ from the assumptions and market driven rates may fluctuate. Significant differences in actual experience or significant changes in the assumptions could materially affect future pension and other postretirement obligations and expense.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

General. The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of mortgage loans, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and limit the exposure of our net interest income to changes in market interest rates. Accordingly, our board of directors has established an Asset/Liability Management Committee which is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors.

We have sought to manage our interest rate risk in order to control the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset-liability management, we currently use the following strategies to manage our interest rate risk:

(i)	securitizing and selling long-term, fixed-rate one- to four-family residential real estate mortgage loans;

(ii)	actively marketing adjustable-rate loans, with a focus on home equity lines of credit;

(iii)	lengthening the weighted average remaining term of major funding sources, primarily by offering attractive interest rates on deposit products;

(iv)	investing in shorter- to medium-term securities; and

(v)	maintaining high levels of capital.

We sold $467.8 million of loans during the quarter ended December 31, 2006. All of the loans sold during the quarter were long-term, fixed-rate loans. We effected these sales to improve our interest rate risk position in the event of continued increases in market interest rates.

Shortening the average maturity of our interest-earning assets by increasing our investments in shorter-term loans, as well as loans with variable rates of interest, helps to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our net interest income to changes in market interest rates. By following these strategies, we believe that we are better-positioned to react to continued increases in market interest rates.

Net Portfolio Value. The Office of Thrift Supervision requires the computation of amounts by which the net present value of an institution’s cash flow from assets, liabilities and off balance sheet items (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates. The Office of Thrift Supervision provides all institutions that file a Consolidated Maturity/Rate Schedule as a part of their quarterly Thrift Financial Report with an interest rate sensitivity report of net portfolio value. The Office of Thrift Supervision simulation model uses a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of net portfolio value. Historically, the Office of Thrift Supervision model estimated the economic value of each type of asset, liability and off-balance sheet contract under the assumption that the United States Treasury yield curve increases or decreases instantaneously by 100 to 300 basis points in 100 basis point increments. However, given the current relatively low level of market interest rates, an NPV calculation for an interest rate decrease of greater than 200 basis points has not been prepared. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. The Office of Thrift Supervision provides us the results of the interest rate sensitivity model, which is based on information we provide to the Office of Thrift Supervision to estimate the sensitivity of our net portfolio value.

The table below sets forth, as of December 31, 2006, the Office of Thrift Supervision’s calculation of the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Change in Interest Rates (basis points) (1)	Estimated NPV (2)	Estimated Increase (Decrease) in NPV		NPV as a Percentage of Present Value of Assets (3)
		Amount	Percent	NPV Ratio (4)	Increase (Decrease) (basis points)
(Dollars in thousands)
+300	$680,389	$(475,397)	(41)%	8.22%	(466)
+200	854,048	(301,738)	(26)	10.02	(286)
+100	1,021,411	(134,375)	(12)	11.65	(122)
—	1,155,786	—	—	12.87	—
-100	1,196,714	40,928	4	13.15	28
-200	1,145,951	(9,835)	(1)	12.54	(33)

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at December 31, 2006, in the event of a 200 basis point increase in interest rates, we would experience a 26% decrease in net portfolio value. In the event of a 200 basis point decrease in interest rates, we would experience a 1% decrease in net portfolio value.

Beginning with the quarter ended September 30, 2006, the Office of Thrift Supervision changed its underlying assumptions in calculating the effects of changes in interest rates on net portfolio value. As a result of these changes, the Office of Thrift Supervision’s current calculations presented in the table above indicate that we would be less sensitive to changes in interest rates than indicated by our own internal calculations. The following table presents our internal calculations of the estimated changes in our net portfolio value at December 31, 2006 that would result from the designated instantaneous changes in the United States Treasury yield curve.

Change in Interest Rates (basis points) (1)	Estimated NPV (2)	Estimated Increase (Decrease) in NPV		NPV as a Percentage of Present Value of Assets (3)
		Amount	Percent	NPV Ratio (4)	Increase (Decrease) (basis points)
(Dollars in thousands)
+300	$663,832	$(490,960)	(43)%	8.08%	(487)
+200	823,965	(330,827)	(29)	9.76	(319)
+100	995,515	(159,277)	(14)	11.46	(149)
—	1,154,792	—	—	12.95	—
-100	1,218,021	63,299	5	13.45	50
-200	1,152,065	(2,727)	(1)	12.70	(25)

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

Certain shortcomings are inherent in the methodologies used in determining interest rate risk through changes in net portfolio value. Modeling changes in net portfolio value require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the net portfolio value tables presented assume that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assume that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the net portfolio value tables provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

Net Interest Income. In addition to NPV calculations, we analyze our sensitivity to changes in interest rates through our internal net interest income model. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what our net interest income would be for a twelve-month period using Office of Thrift Supervision Pricing Tables for assumptions such as loan prepayment rates and deposit decay rates, and the Bloomberg forward yield curve for assumptions as to projected interest rates. We then calculate what the net interest income would be for the same period in the event of an instantaneous 200 basis point increase in market interest rates. As of December 31, 2006, we estimated that our net interest income for the twelve months ending December 31, 2007 would decrease by 6% in the event of an instantaneous 200 basis point increase in market interest rates.

Certain shortcomings are inherent in the methodologies used in determining interest rate risk through changes in net interest income. Modeling changes in net interest income require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the interest rate risk information presented assumes that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although interest rate risk calculations provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

Item 4.	Controls and Procedures

Under the supervision of and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

Item 1.	Legal Proceedings

On June 13, 2006, Third Federal Savings and Loan was named as the defendant in a putative class action lawsuit, Gary A. Greenspan vs. Third Federal Savings and Loan, filed in the Cuyahoga County, Ohio Court of Common Pleas. The plaintiff has alleged that Third Federal Savings and Loan impermissibly charged customers a “document preparation fee” that included the cost of preparing legal documents relating to mortgage loans. The plaintiff has alleged that Third Federal Savings and Loan should disgorge the document preparation fees because the document preparation constituted the practice of law and was performed by employees who are not licensed attorneys in the State of Ohio. The plaintiff seeks a refund of all document preparation fees from June 13, 2000 to the present (approximately $26.6 million from June 13, 2000 through December 31, 2006), as well as prejudgment interest, attorneys’ fees and costs of the lawsuit. Third Federal Savings and Loan Association vigorously disputes these allegations. Third Federal Savings and Loan Association has answered the plaintiff’s complaint and the case is in preliminary discovery. No trial date has been set. At this time, we are unable to predict an outcome, favorable or unfavorable, or to estimate the amount of any potential loss.

Item 1A.	Risk Factors

There have been no material changes in the “Risk Factors” disclosed in the Holding Company’s prospectus filed with the Securities and Exchange Commission on February 23, 2007 pursuant to Rule 424(b)(3) of the Securities Act of 1933 (file no. 333-139295).

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TFS Financial Corporation

Dated: March 29, 2007	/s/ Marc A. Stefanski
Marc A. Stefanski
Chairman of the Board, President
and Chief Executive Officer

Dated: March 29, 2007	/s/ David S. Huffman
David S. Huffman
Chief Financial Officer