Form 10-Q
period 2007-03-31
TFS Financial CORP
filed 2007-05-15
CIK 1381668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from                  to

Commission File Number 001-33390

TFS FINANCIAL CORPORATION

(Exact Name of Registrant as Specified in its Charter)

United States	52-2054948
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7007 Broadway Avenue Cleveland, Ohio	44105
(Address of Principal Executive Offices)	(Zip Code)

(216) 441-6000

Registrant’s telephone number, including area code:

Not Applicable

(Former name or former address, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No  ☐.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date.

As of May 7, 2007 there were 332,318,750 shares of the Registrant’s common stock, par value $0.01 per share, outstanding, of which 227,119,132 shares, or 68.34% of the Registrant’s common stock, were held by Third Federal Savings & Loan Association of Cleveland, MHC, the Registrant’s mutual holding company.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.     Yes  ☐    No  ☒.

TFS Financial Corporation

PART l – FINANCIAL INFORMATION

Item 1.	Financial Statements

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

(In thousands, except share data)

	March 31, 2007	September 30, 2006
	(unaudited)
ASSETS
Cash and due from banks	$252,678	$42,021
Interest bearing deposits at other financial institutions	17,548	122,006
Federal funds sold	1,135,100	88,900

Cash and cash equivalents	1,405,326	252,927
Investment securities:
Available for sale (amortized cost $63,108 and $64,753, respectively)	62,336	63,655
Held to maturity (fair value $417,272 and $67,386, respectively)	416,412	67,319
Mortgage loans held for sale, at lower of cost or market	129,504	314,956
Loans held for investment, net:
Mortgage loans	7,478,148	7,487,975
Other loans	18,483	28,469
Deferred loan fees, net	(18,001)	(18,698)
Allowance for loan losses	(22,813)	(20,705)

Loans, net	7,455,817	7,477,041
Mortgage loan servicing assets, net	42,044	40,366
Federal Home Loan Bank stock, at cost	34,231	73,125
Real estate owned	6,995	6,895
Premises, equipment, and software, net	81,650	82,067
Accrued interest receivable	43,447	41,994
Bank owned life insurance contracts	142,060	139,260
Other assets	30,342	35,962

TOTAL ASSETS	$9,850,164	$8,595,567

LIABILITIES AND SHAREHOLDER’S EQUITY
Deposits	$7,688,832	$7,401,077
Stock subscription proceeds	944,520
Federal Home Loan Bank advances	25,106	25,103
Borrowers’ advances for insurance and taxes	31,594	38,279
Principal, interest, and related escrow owed on loans serviced	78,034	74,910
Accrued expenses and other liabilities	23,392	26,184
Deferred income taxes	17,718	17,420

Total liabilities	8,809,196	7,582,973
Commitments and contingent liabilities
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized as of January 16, 2007, previously, 300,000,000 shares authorized, 1,000 shares issued and outstanding	—	—
Paid-in capital	627,979	627,979
Retained earnings—substantially restricted	423,710	395,892
Accumulated other comprehensive loss	(10,721)	(11,277)

Total shareholder’s equity	1,040,968	1,012,594

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$9,850,164	$8,595,567

See accompanying notes to interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(In thousands)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2007	2006	2007	2006
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$115,132	$115,094	$231,565	$228,294
Investment securities available for sale	661	792	1,360	1,614
Investment securities held to maturity	3,868	966	5,388	1,975
Federal funds sold	5,688	4	11,528	9
Other interest earning assets	1,171	1,051	2,412	2,114

Total interest income	126,520	117,907	252,253	234,006

INTEREST EXPENSE:
Deposits	82,394	65,986	163,186	129,025
Federal Home Loan Bank advances	308	2,067	623	5,708

Total interest expense	82,702	68,053	163,809	134,733

NET INTEREST INCOME	43,818	49,854	88,444	99,273
PROVISION FOR LOAN LOSSES	2,250	900	4,250	1,945

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	41,568	48,954	84,194	97,328
NON-INTEREST INCOME:
Fees and service charges	6,190	5,689	12,359	11,138
Gain(loss) on the sale of loans	446	(1,162)	(365)	(9,511)
Increase in and death benefits from bank owned life insurance contracts	1,560	1,480	3,125	3,239
Net income on private equity investments	680	164	3,337	248
Other	2,222	2,243	5,063	4,749

Total non-interest income	11,098	8,414	23,519	9,863

NON-INTEREST EXPENSE:
Salaries and employee benefits	18,990	15,716	36,319	31,072
Marketing services	3,352	2,790	6,702	5,190
Office property, equipment and software	4,873	4,783	9,375	9,195
Federal insurance premium	585	585	1,158	1,142
State franchise tax	830	985	1,814	1,909
Other operating expenses	6,306	4,022	11,090	8,872

Total non-interest expense	34,936	28,881	66,458	57,380

INCOME BEFORE INCOME TAXES	17,730	28,487	41,255	49,811
INCOME TAX EXPENSE	5,743	9,377	13,437	16,230

NET INCOME	$11,987	$19,110	$27,818	$33,581

See accompanying notes to interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (unaudited)

(In thousands)

	Three months ended March 31,		Six months ended March 31,
	2007	2006	2007	2006
Balance at beginning of period	$1,028,648	$988,206	$1,012,594	$973,874
Comprehensive income:
Other comprehensive income	333	(254)	556	(393)
Net income	11,987	19,110	27,818	33,581

Total comprehensive income	12,320	18,856	28,374	33,188

Balance at end of period	$1,040,968	$1,007,062	$1,040,968	$1,007,062

See accompanying notes to interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	For the Six Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27,818	$33,581
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,195	3,651
Provision for loan losses	4,250	1,945
Net loss on the sale of loans	365	9,511
Other net losses	1,898	720
Principal repayments on and proceeds from sales of loans held for sale	485,020	671,265
Loans originated for sale	(302,816)	(213,566)
Increase in and death benefits from bank owned life insurance contracts	(3,125)	(3,236)
Net increase in interest receivable and other assets	(1,708)	(2,442)
Net decrease in accrued expenses and other liabilities	(377)	(3,906)
Other	(1,109)	(174)

Net cash provided by operating activities	213,411	497,349

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans originated	(911,728)	(1,566,275)
Principal repayments on loans	710,079	892,538
Proceeds from sales, principal repayments and maturities of:
Securities available for sale	7,042	20,421
Securities held to maturity	22,585	15,080
Proceeds from sale of loans	207,109	369,692
Proceeds from sale of private equity fund	5,009
Proceeds from sale of FHLB stock	40,000
Purchases of:
Securities available for sale	(318)
Securities held to maturity	(371,604)
Premises and equipment	(3,650)	(1,648)
Death benefits on bank owned life insurance contracts		445
Other	5,746	4,116

Net cash used in investing activities	(289,730)	(265,631)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	287,756	210,563
Net increase in stock subscription proceeds	944,520
Net decrease in borrowers’ advances for insurance and taxes	(6,685)	(6,238)
Net (decrease) increase in principal and interest owed on loans serviced	3,124	(13,549)
Net (decrease) increase in short-term advances	3	(507,447)

Net cash provided by (used in) financing activities	1,228,718	(316,671)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,152,399	(84,953)
CASH AND CASH EQUIVALENTS—Beginning of year	252,927	120,320

CASH AND CASH EQUIVALENTS—End of period	$1,405,326	$35,367

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest on deposits	$161,605	$128,465
Cash paid for interest on Federal Home Loan Bank advances	619	5,755
Cash paid for income taxes	19,500	30,000
SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Loans exchanged for mortgage-backed securities	698,583	1,047,862
Transfer of loans to real estate owned	6,039	3,826

See accompanying notes to interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

TFS Financial Corporation (the Holding Company), a federally chartered stock holding company, conducts its principal activities through its wholly owned subsidiaries. The principal line of business of TFS Financial Corporation and subsidiaries (collectively, TFS Financial or the Company) is retail consumer banking; including mortgage lending, deposit gathering, and other insignificant financial services. On March 31, 2007, the Holding Company was wholly owned by a federally chartered mutual holding company, Third Federal Savings and Loan Association of Cleveland, MHC (Third Federal Savings, MHC). The thrift subsidiary of TFS Financial is Third Federal Savings and Loan Association of Cleveland (the Association).

The accounting and reporting policies followed by the Company conform in all material respects to accounting principles generally accepted in the United States of America (US GAAP) and to general practices in the financial services industry. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The allowance for loan losses and the valuation of mortgage loan servicing assets are particularly subject to change.

The unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial condition of TFS Financial at March 31, 2007, and its results of operations and cash flows for the periods presented. In accordance with Regulation S-X for interim financial information, these statements do not include certain information and footnote disclosures required for complete audited financial statements. TFS Financial’s audited financial statements for the year ended September 30, 2006 in the prospectus filed with the Securities and Exchange Commission on February 23, 2007 pursuant to Rule 424(b)(3) of the Securities Act of 1933 (file no. 333-139295), contain consolidated financial statements and related notes which should be read in conjunction with the accompanying interim consolidated financial statements. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007.

2.	STOCK OFFERING

The Holding Company completed its initial public stock offering on April 20, 2007, after the close of the quarter ended March 31, 2007. Consequently, the information herein does not contain any per share information or otherwise reflect the consummation of the stock offering. The Holding Company sold 100,199,618 shares, or 30.15% of its outstanding common stock, to subscribers in the offering. Third Federal Savings, MHC, the Company’s mutual holding company parent, holds 227,119,132 shares, or 68.34% of TFS Financial’s outstanding common stock. Additionally, the Association contributed $5.0 million in cash and the Holding Company issued 5,000,000 shares of common stock, or 1.50% of its outstanding shares, to Third Federal Foundation, resulting in a pre-

tax non-interest expense charge of $55.0 million to be recorded in the quarter ended June 30, 2007. As a result of this contribution, we expect that we will report an operating loss for the quarter ended June 30, 2007. Net proceeds from the initial offering were approximately $886.5 million.

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

Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I Capital (as defined in the regulations) to Risk Weighted Assets (as defined), Core Capital (as defined) to Adjusted Assets (as defined), and Tangible Capital (as defined) to Tangible Assets. Management believes, as of March 31, 2007, that the Association meets all capital adequacy requirements to which it was subject.

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

			Minimum Required
	Actual		For Capital Adequacy Purposes		To be “Well Capitalized” Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2007
Total Capital to Risk Weighted Assets	$939,052	15.12%	$496,931	8.00%	$621,163	10.00%
Core Capital to Adjusted Tangible Assets	917,560	9.37	391,889	4.00	489,861	5.00
Tangible Capital to Tangible Assets	917,560	9.37	146,958	1.50	N/A	N/A
Tier 1 Capital to Risk Weighted Assets	917,560	14.77	N/A	N/A	372,698	6.00
September 30, 2006
Total Capital to Risk Weighted Assets	$902,401	15.00%	$481,121	8.00%	$601,402	10.00%
Core Capital to Adjusted Tangible Assets	883,510	10.35	341,407	4.00	426,759	5.00
Tangible Capital to Tangible Assets	883,510	10.35	128,028	1.50	N/A	N/A
Tier 1 Capital to Risk Weighted Assets	883,510	14.69	N/A	N/A	360,841	6.00

4.	INVESTMENT SECURITIES

Investments available for sale are summarized as follows:

	March 31, 2007
	Amortized Cost	Gross Unrealized			Fair Value
		Gains		Losses
	(In thousands)
U.S. government and agency obligations	$28,992	$		$(520)	$28,472
Fannie Mae certificates	917			(13)	904
Real estate mortgage investment conduits (REMICs)	27,761		21	(260)	27,522
Other	5,438				5,438

	$63,108		$21	$(793)	$62,336

	September 30, 2006
	Amortized Cost	Gross Unrealized			Fair Value
		Gains		Losses
	(In thousands)
U.S. government and agency obligations	$28,990	$		$(713)	$28,277
Fannie Mae certificates	1,051			(16)	1,035
REMICs	34,712		25	(394)	34,343

	$64,753		$25	$(1,123)	$63,655

Investments held to maturity are summarized as follows:

	March 31, 2007
	Amortized Cost	Gross Unrealized			Fair Value
		Gains		Losses
	(In thousands)
U.S. government and agency obligations	$26,992	$		$(71)	$26,921
Ginnie Mae certificates	11,723		299		12,022
REMICs	363,706		683	(381)	364,008
Fannie Mae certificates	13,985		374	(60)	14,299
Other	6		16		22

	$416,412		$1,372	$(512)	$417,272

	September 30, 2006
	Amortized Cost	Gross Unrealized			Fair Value
		Gains		Losses
	(In thousands)
U.S. government and agency obligations	$11,997	$		$(118)	$11,879
Ginnie Mae certificates	12,949		311	(1)	13,259
REMICs	27,438		9	(429)	27,018
Fannie Mae certificates	14,929		347	(68)	15,208
Other	6		16		22

	$67,319		$683	$(616)	$67,386

5.	LOANS

Loans held for investment consist of the following:

	March 31, 2007	September 30, 2006
	(In thousands)
Real Estate Loans:
One- to four-family residential	$5,615,748	$5,563,782
Home equity loans and lines of credit (1)	1,762,027	1,803,900
Commercial	2,310	2,335
Construction	162,583	207,634

	7,542,668	7,577,651
Consumer loans:
Auto loans	9,994	15,676
Loans on savings	7,868	7,005
Other	621	5,788

	18,483	28,469
Less:
Deferred loan fees, net	(18,001)	(18,698)
Loans-in-process	(64,520)	(89,676)
Allowance for loan losses	(22,813)	(20,705)

Net loans	$7,455,817	$7,477,041

(1)	Includes bridge loans (loans where borrowers can utilize the existing equity in there current home to fund the purchase of a new home before they have sold their current home).

6.	DEPOSITS

Deposit account balances are summarized as follows:

	March 31, 2007	September 30, 2006
	(In thousands)
Negotiable order of withdrawal accounts	$1,737,324	$1,601,832
Passbook accounts	457,952	335,859
Certificates of deposit	5,488,754	5,459,974

	7,684,030	7,397,665
Accrued interest	4,802	3,412

Total deposits	$7,688,832	$7,401,077

7.	OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) consisted of the following:

	Three months ended March 31,		Six months ended March 31,
	2007	2006	2007	2006
	(In thousands)
Changes in unrealized gains and losses on securities available for sale - net of reclassification	$161	$(254)	$212	$(393)
Reclassification adjustment for amounts recognized in periodic benefit cost of retirement plan	172	—	344	—

Total other comprehensive income (loss)	$333	$(254)	$556	$(393)

The components of accumulated other comprehensive loss, net of tax, are summarized as follows:

	March 31, 2007	September 30, 2006
	(In thousands)
Securities available for sale	$(502)	$(714)
Pension obligation	(10,219)	(10,563)

Accumulated other comprehensive loss	$(10,721)	$(11,277)

8.	EMPLOYEE BENEFIT PLANS

Defined Benefit Plan—Third Federal Savings Retirement Plan (Plan) is a defined benefit pension plan. Effective December 31, 2002, the Plan was amended to limit participation to employees who met the Plan’s eligibility requirements on that date. After December 31, 2002, employees not participating in the Plan will, upon meeting the applicable eligibility requirements, participate in a separate tier of the 401(k) Savings Plan. Benefits under the Plan are based on years of service and the employee’s average annual compensation. The funding policy of the Plan is consistent with the funding requirements of U.S. Federal and other governmental laws and regulations.

The components of net periodic benefit cost recognized in the statements of earnings are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
	(In thousands)
Service cost	$1,016	$1,075	$2,032	$2,150
Interest cost	720	685	1,440	1,371
Expected return on plan assets	(725)	(673)	(1,449)	(1,345)
Amortization of net loss	279	388	558	775
Amortization of prior service cost	(15)	(15)	(30)	(30)

Net periodic benefit cost	$1,275	$1,460	$2,551	$2,921

The Company anticipates no minimum required contribution to the Plan during fiscal 2007.

Employee (Associate) Stock Ownership Plan (“ESOP”)—The Company established an ESOP for its employees effective January 1, 2006. The ESOP covers all of the Company’s eligible employees. Employees are eligible to participate in the ESOP after satisfaction of the following requirements: attainment of age 18, completion of 1,000 hours of service, and employment on the last day of the plan year. Company contributions to the ESOP are at the discretion of the board of directors. The total expense related to the ESOP for the six months ended March 31, 2007 and 2006 was $4.7 million and $0, respectively.

9.	COMMITMENTS AND CONTINGENCIES

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates of 60 to 360 days or other termination clauses and may require payment of a fee. Since some of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At March 31, 2007, the Company had commitments to originate loans as follows (in thousands):

Fixed rate mortgage loans	$231,754
Adjustable rate mortgage loans	19,684
Equity line of credit loans	69,018

Total	$320,456

At March 31, 2007, the Company had unfunded commitments outstanding as follows (in thousands):

Equity lines of credit	$1,983,615
Construction loans	64,520
Private equity investments	13,624

Total	$2,061,759

The Company has entered into a commitment in the amount of $1.5 million for the purchase and installation of a major software license. To date, $750 thousand has been paid and reflected in the statement of condition, with the remaining $750 thousand payable in installments, based upon completion of the installation, through fiscal year 2008.

In management’s opinion, the above commitments will be funded through normal operations.

At March 31, 2007, the Company had commitments to securitize and sell mortgage loans of $100.5 million.

On June 13, 2006, the Association was named as the defendant in a putative class action lawsuit, Gary A. Greenspan vs. Third Federal Savings and Loan, filed in the Cuyahoga County, Ohio Court of Common Pleas. The plaintiff has alleged that the Association impermissibly charged customers a “document preparation fee” that included the cost of preparing legal documents relating to mortgage loans. The plaintiff has alleged that the Association should disgorge the document preparation fees because the document preparation constituted the practice of law and was performed by employees who are not licensed attorneys in the State of Ohio. The plaintiff seeks a refund of all document preparation fees from June 13, 2000 to the present (approximately $26.9 million from June 13, 2000 through March 31, 2007), as well as prejudgment interest, attorneys’ fees and costs of the lawsuit. The Association vigorously disputes these allegations and answered the plaintiff’s complaint with a motion for judgment on the pleadings. On April 26, 2007 the Court of Common Pleas issued a final order which granted the Association’s motion. The plaintiff has 30 days to appeal the final order of the Court of Common Pleas to the 8th District Court of Appeals (Cuyahoga County). At this time, we are unable to predict an outcome, favorable or unfavorable, or to estimate the amount of any potential loss in this matter.

10.	RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities —Including an Amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 provides all entities, including not-for-profit organizations, with the option of reporting selected financial assets and liabilities at fair value. The objective of SFAS 159 is to improve financial reporting by providing opportunities to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Most of the provisions in this statement apply only to entities which elect SFAS 159. However the amendment to FASB Statement No. 115, Accounting for Certain Investment in Debt and Equity Securities, applies to entities with available for sale and trading securities, and requires an entity to present separately fair value and non-fair value securities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The Company has not determined the effect of adopting SFAS 159 on its consolidated financial condition, results of operations or cash flows.

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

In September 2006, the FASB ratified Emerging Issues Task Force Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (EITF 06-4). An endorsement split-dollar arrangement is an arrangement whereby an employer owns a life insurance policy that covers the life of an employee and using a separate agreement endorses a portion of the policy death benefit to the insured employee’s beneficiary. EITF 06-4 applies only to those endorsement split-dollar arrangements that provide a death benefit postretirement. This requirement is effective for fiscal years beginning after December 15, 2007. The Company maintains endorsement split-dollar life arrangements for certain key officers. These arrangements do not provide a death benefit postretirement and, therefore, the Company does not expect the adoption of EITF 06-4 to have a material effect on its consolidated financial condition, results of operations or cash flows.

In September 2006, the FASB ratified Emerging Issues Task Force Issue No. 06-5, Accounting for Purchases of Life Insurance-Determining the Amount That Could be Realized in Accordance With FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance (EITF 06-5). EITF 06-5 addresses the diversity in practice of the calculation of the amount that can be realized for life insurance contracts. EITF 06-5 requires a policyholder to consider any additional amounts, such as Claims Stabilization Reserve, Deferred Acquisition Costs Tax Receivable and Waiver of Surrender Charges, in determining the amount that could be realized under the insurance contract as an asset. EITF 06-5 also concluded that the realized amount should be determined on an individual policy level and should not take into account amounts that are solely realizable if all the individual policies are surrendered at the same time. This requirement is effective for fiscal years beginning after December 15, 2006. The Company’s current policies do not contain the features in question, and therefore, it does not expect the adoption of EITF 06-5 to have a material effect on its consolidated financial condition, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods. SAB 108 permits initial adoption of its provisions either by (i) restating prior financial statements as if the “dual approach” had always been applied; or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of the date of adoption with an offsetting adjustment recorded to the opening balance of retained earnings. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006, with earlier application encouraged for any interim period of the first fiscal year ending after November 15, 2006, filed after the publication of SAB 108 (September 13, 2006). The Company is currently evaluating the potential impact, if any, that the application of SAB 108 will have on its consolidated financial condition, results of operations and cash flows.

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

In March 2006, the FASB issued SFAS No. 156 Accounting for Servicing of Financial Assets: an amendment of SFAS No. 140 (SFAS 156). This statement requires all separately recognized servicing rights be initially measured at fair value, if practicable. For each class of separately recognized servicing assets and liabilities, this statement permits the Company to choose either to report servicing assets and liabilities at fair value or at amortized cost. Under the fair value approach, servicing assets and liabilities are recorded at fair value at each reporting date with changes in fair value recorded in earnings in the period in which the changes occur. Under the amortized cost method, servicing assets and liabilities are amortized in proportion to and over the period of net servicing income or net servicing loss and are assessed for impairment based on fair value at each reporting date. Adoption of this statement is required for fiscal years beginning after September 15, 2006. The Company adopted SFAS 156 effective October 1, 2006 and is applying the requirements for recognition and initial measurement of servicing assets and liabilities prospectively to all transactions. The Company is using the amortized cost method for subsequent measurement of servicing rights. Adoption of SFAS 156 did not have a material effect on the Company’s consolidated financial condition, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140 (SFAS 155), which amends Statement No. 133 to simplify the accounting for certain derivatives embedded in other financial instruments (hybrid financial instruments) by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise required bifurcation, provided that the entire hybrid financial instrument is accounted for on a fair value basis. SFAS 155 also establishes the requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, which replaces the interim guidance in Derivative Instrument Group Issue D1, Recognition and Measurement of Derivatives: Application of Statement No. 133 to Beneficial Interests in Securitized Financial Assets. SFAS 155 amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities—a replacement of FASB Statement No. 125 (SFAS 140), to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to beneficial interests other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006, with earlier adoption allowed. The Company adopted SFAS 155 effective October 1, 2006, and it did not have a material effect on its consolidated financial condition, results of operations or cash flows.

In November 2005, the FASB authorized the issuance of FASB Staff Position FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application of Certain Investments (FSP FAS 115-1). FSP FAS 115-1 replaces and codifies guidance previously provided by the Emerging Issues Task Force. The FSP FAS 115-1 provides guidance to clarify when an investment impairment has occurred, to evaluate whether that impairment is other-than-temporary, on accounting for investments subsequent to the other-than-temporary, and on appropriate disclosure for investments in an unrealized loss position. The guidance in the FSP FAS 115-1 must be applied to reporting periods beginning after December 15, 2005. The Company adopted FSP FAS 115-1 effective October 1, 2006, and it did not have a material effect on its consolidated financial condition, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and SFAS No. 3 (SFAS 154). SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS 154 effective October 1, 2006, and it did not have a material effect on its consolidated financial condition, results of operations, or cash flows.

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

Comparison of Financial Condition at March 31, 2007 and September 30, 2006

Total assets increased $1.25 billion, or 14.6%, to $9.85 billion at March 31, 2007 from $8.60 billion at September 30, 2006. Of this increase, $944.5 million, or 75%, arose from subscriptions received in connection with our stock offering.

Cash and cash equivalents (cash and due from banks, federal funds sold and interest-bearing deposits) increased $1.15 billion, or more than four fold, to $1.41 billion at March 31, 2007 from $252.9 million at September 30, 2006. The increase primarily resulted from the $944.5 million of stock subscription proceeds. As of March 31, 2007, $793.5 million of the subscription proceeds had been processed and were carried as Federal Funds sold, while $151.0 million was pending processing and included in the balances of cash on hand and in banks.

In addition, investment securities held to maturity increased $349.1 million to $416.4 million at March 31, 2007 from $67.3 million at September 30, 2006. Loan sales during the six months ended March 31, 2007 totaled $698.6 million. The proceeds from these sales, as well as loan repayments and prepayments, exceeded the cash we needed to fund loan originations during the six-month period. Also, in March 2007, $40.0 million of Federal Home Loan Bank stock was redeemed at par. No gain or loss was recognized in connection with this redemption. We maintained some of our excess cash in liquid assets, and we used the remainder to purchase mortgage-backed securities during a period of rising interest rates.

Loans receivable (loans held for investment, net, and loans held for sale) decreased $206.7 million, or 2.7%, to $7.6 billion at March 31, 2007 from $7.8 billion at September 30, 2006. Loans held for sale decreased $185.5 million, or 59%, to $129.5 million at March 31, 2007 from $314.9 million at September 30, 2006, as we sold $698.6 million of loans during the six months ended March 31, 2007. There were no material changes in the composition of our loan portfolio during the period ended March 31, 2007.

Deposits increased $287.8 million, or 3.9%, to $7.7 billion at March 31, 2007 from $7.4 billion at September 30, 2006. The increase in deposits resulted from a $140.9 million, or 9.3%, increase in high-yield checking accounts (a subcategory of our NOW accounts), to $1.65 billion at March 31, 2007 from $1.51 billion at September 30, 2006, and a $153.2 million, or 349.4%, increase in high-yield savings accounts (a subcategory of our passbook accounts). Our high-yield savings account, the highest tier of which provides a current yield of 5.10%, was redesigned and actively marketed beginning in early March 2007. We have focused on promoting these types of deposit products since we believe they provide a stable source of funds. In addition, our high-yield checking and high-yield savings accounts are expected to reprice in a manner similar to our equity loan products, and therefore assist us in managing interest rate risk.

The stock subscription proceeds category represents funds received in connection with our stock issuance plan. The subscription period ended March 26, 2007, the stock offering closed following the close of business on April 20, 2007, and our stock began trading on the NASDAQ Global Select Market under the ticker symbol “TFSL” on April 23, 2007. The offering was oversubscribed, with such over subscriptions returned following the closing of the offering.

Shareholder’s equity increased $28.4 million, or 2.8%, to $1.04 billion at March 31, 2007 from $1.01 billion at September 30, 2006. The increase primarily resulted from net income of $27.8 million during the six month period.

Comparison of Operating Results for the Three Months Ended March 31, 2007 and 2006

Average balances and yields. The following table sets forth average balance sheets, average yields and costs, and certain other information at and for the periods indicated. No tax-equivalent yield adjustments were made, as the effects thereof were not material. All average balances are monthly average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense.

	Three Months Ended March 31, 2007				Three Months Ended March 31, 2006
	Average Balance	Interest Income/ Expense		Yield/ Cost(1)	Average Balance	Interest Income/ Expense		Yield/ Cost(1)
	(Dollars in thousands)
Interest-earning assets:
Cash on hand and in banks	$17,007	$214		5.03%	$7,491	$58		3.10%
Federal funds sold	433,365	5,688		5.25%	353	4		4.53%
Investment securities	49,809	474		3.81%	40,177	378		3.76%
Mortgage-backed securities	314,921	4,055		5.15%	117,230	1,380		4.71%
Loans	7,638,845	115,132		6.03%	7,945,088	115,094		5.79%
Federal Home Loan Bank stock	67,564	957		5.67%	70,234	993		5.66%

Total interest-earning assets	8,521,511	126,520		5.94%	8,180,573	117,907		5.77%

Noninterest-earning assets	380,876				366,495

Total assets	$8,902,387				$8,547,068

Interest-bearing liabilities:
NOW accounts	$1,724,044	17,527		4.07%	$1,427,288	11,738		3.29%
Passbook savings and subscription proceeds	432,869	1,263		1.17%	390,470	897		0.92%
Certificates of deposit	5,490,111	63,604		4.63%	5,355,307	53,351		3.98%
FHLB advances	25,103	308		4.91%	250,186	2,067		3.30%

Total interest-bearing liabilities	7,672,127	82,702		4.31%	7,423,251	68,053		3.67%

Noninterest-bearing liabilities	195,432				126,550

Total liabilities	7,867,559				7,549,801
Shareholder’s equity	1,034,828				997,267

Total liabilities and shareholder’s equity	$8,902,387				$8,547,068

Net interest income		$43,818				$49,854
Interest rate spread (2)				1.63%				2.10%

Net interest-earning assets (3)	$849,384				$757,322

Net interest margin (4)		2.06	%(1)			2.44	%(1)

Average interest-earning assets to average interest-bearing liabilities	111.07%				110.20%

Selected performance ratios:
Return on average assets		0.54	%(1)			0.89	%(1)
Return on average equity		4.63	%(1)			7.66	%(1)
Average equity to average assets		11.62%				11.67%

(1)	Annualized

(2)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by total interest-earning assets.

General. Net income decreased $7.1 million, or 37.3%, to $12.0 million for the three months ended March 31, 2007 from $19.1 million for the three months ended March 31, 2006. The decrease in net income was caused by a decrease in net interest income coupled with an increase in non-

interest expense, which was partially offset by an increase in non-interest income, as more fully discussed below.

Interest Income. Interest income increased $8.6 million, or 7.3%, to $126.5 million for the three months ended March 31, 2007 from $117.9 million for the three months ended March 31, 2006. The increase in interest income resulted from increases in interest income on federal funds sold and on mortgage-backed securities.

Interest income on federal funds sold was $5.7 million for the three months ended March 31, 2007, compared to $4 thousand for the three months ended March 31, 2006. The increase resulted from our maintaining higher levels of liquid assets during the three months ended March 31, 2007, as our average balance of federal funds sold was $433.4 million for the three months ended March 31, 2007 compared to $353 thousand for the three months ended March 31, 2006. The average yield on federal funds sold increased 72 basis points to 5.25% for the three months ended March 31, 2007 from 4.53% for the three months ended March 31, 2006, primarily as a result of increases in market interest rates.

Interest income on mortgage-backed securities increased $2.7 million, or 194%, to $4.1 million for the three months ended March 31, 2007, compared to $1.4 million for the three months ended March 31, 2006. The increase resulted primarily from increased balances and to a lesser extent, increased average rates of interest. The increase in balances resulted from the reinvestment of proceeds from sales of first mortgage loans and the receipt of funds from new savings deposits.

Interest Expense. Interest expense increased $14.6 million, or 21.5%, to $82.7 million for the three months ended March 31, 2007 from $68.1 million for the three months ended March 31, 2006. The increase in interest expense resulted from increases in interest expense on certificates of deposit and NOW accounts, partially offset by a decrease in interest expense on Federal Home Loan Bank advances.

Interest expense on certificates of deposit increased $10.3 million, or 19.2%, to $63.6 million for the three months ended March 31, 2007 from $53.4 million for the three months ended March 31, 2006. The increase was caused primarily by a 65 basis point increase in the average rate we paid on certificates of deposit to 4.63% for the three months ended March 31, 2007 from 3.98% for the three months ended March 31, 2006. We increased rates on deposits in response to increases in market interest rates. In addition, the average balance of certificates of deposit increased by $134.8 million, or 2.5%, to $5.5 billion for the three months ended March 31, 2007 from $5.4 billion for the three months ended March 31, 2006. The increase in certificate of deposit accounts primarily reflects our customers seeking higher interest-paying deposit products during a period of rising market interest rates.

Interest expense on NOW accounts increased $5.8 million, or 49.3%, to $17.5 million for the three months ended March 31, 2007 from $11.7 million for the three months ended March 31, 2006. The increase was caused primarily by a 78 basis point increase in the average rate we paid on NOW accounts to 4.07% for the three months ended March 31, 2007 from 3.29% for the three months ended March 31, 2006. We increased rates on deposits in response to increases in market interest rates. In addition, the average balance of NOW accounts increased $296.8 million, or 20.8%, to $1.7 billion for the three months ended March 31, 2007 from $1.4 billion for the three months ended March 31, 2006. The increase in NOW accounts reflects our customers seeking higher interest-paying deposit products during a period of rising market interest rates. The increase also reflects our continued focus on high-yield checking accounts, since we believe this type of deposit provides a stable source of funds that reprices in a manner similar to our equity loan products, and therefore assists us in managing interest rate risk.

Interest expense on Federal Home Loan Bank advances decreased $1.76 million, or 85.1%, to $308 thousand for the three months ended March 31, 2007 from $2.1 million for the three months ended March 31, 2006. The decrease was caused by a decrease in our average balance of Federal Home Loan Bank advances. The average balance decreased $225.1 million to $25.1 million for the three months ended March 31, 2007 from $250.2 million for the three months ended March 31, 2006. Throughout the fiscal year ended September 30, 2006, we repaid nearly all of our Federal Home Loan Bank advances, without incurring prepayment penalties.

Net Interest Income. Net interest income decreased by $6.0 million, or 12.1%, to $43.8 million for the three months ended March 31, 2007 from $49.9 million for the three months ended March 31, 2006. The decrease resulted solely from a further compression of our interest rate spread and our net interest margin, as our interest rate spread decreased 47 basis points to 1.63% for the three months ended March 31, 2007 from 2.10% for the three months ended March 31, 2006, and our net interest margin decreased 38 basis points to 2.06% for the three months ended March 31, 2007 from 2.44% for the three months ended March 31, 2006. The decreases in our interest rate spread and net interest margin are consistent with an inverted U.S. Treasury yield curve. From June 30, 2004 to March 31, 2007, the Federal Reserve Board increased its target for the federal funds rate from 1.0% to 5.25%. While short-term market interest rates (which we use as a guide to price our deposits) have increased, longer-term market interest rates (which we use as a guide to price our longer-term loans) have not increased to the same degree. The compression in our interest rate spread and net interest margin was partially offset by an increase in net interest-earning assets of $92.1 million, or 12.1%, to $849.4 million for the three months ended March 31, 2007 from $757.3 million for the three months ended March 31, 2006.

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

Based on our evaluation of the above factors, we recorded a provision for loan losses of $2.25 million for the three months ended March 31, 2007 and a provision of $900 thousand for the three months ended March 31, 2006. The provisions recorded reflected net chargeoffs of $658 thousand and $872 thousand for the three months ended March 31, 2007 and 2006, respectively. The allowance for loan losses was $22.8 million, or 0.30% of total loans receivable at March 31, 2007, compared to $19.4 million, or 0.24% of total loans receivable, at March 31, 2006. We increased the allowance for loan losses to reflect an increase in non-performing loans from March 31, 2006 to March 31, 2007. Nonperforming loans increased by $19.3 million to $89.3 million, or 1.17% of total loans, at March 31, 2007 from $70.0 million, or 0.87% of total loans, at March 31, 2006. The increase in nonperforming loans occurred almost entirely in our one- to four-family residential real estate mortgage loan portfolio, and included a $13.4 million increase in non-performing loans originated through our Home Today program, which was established in 2000. Through our Home Today program, we offer loans with our standard terms to borrowers who might not otherwise qualify for such loans. To qualify for our Home Today program, a borrower must complete financial management education and counseling and must be referred to us by a sponsoring organization with whom we have partnered as part of the program. Of our nonperforming loans, we had one impaired loan with a principal balance of $2.3 million and $2.4 million at March 31, 2007 and 2006, respectively. We used the same general methodology in assessing the allowance at the end of the three-month periods. We believe we have recorded all losses that are both probable and reasonable to estimate for the three months ended March 31, 2007 and 2006.

Non-Interest Income. Non-interest income increased $2.7 million to $11.1 million for the three months ended March 31, 2007 from $8.4 million for the three months ended March 31, 2006. The increase was primarily caused by our recognizing gains of $446 thousand on loan sales for the three months ended March 31, 2007, compared to losses of $1.2 million on loan sales for the three months ended March 31, 2006. The increase was also caused by an increase in net income on private equity investments of $516 thousand, to $680 thousand for the three months ended March 31, 2007 from $164 thousand for the three months ended March 31, 2006. This increase reflected gains from private equity fund investments.

Non-Interest Expense. Non-interest expense increased $6.1 million, or 21.0%, to $34.9 million for the three months ended March 31, 2007 from $28.9 million for the three months ended March 31, 2006. The increase resulted from increases in salaries and employee benefit expense, marketing, and increases in other operating expenses.

Salaries and employee benefits expense increased $3.3 million, or 20.8%, to $19.0 million for the three months ended March 31, 2007 from $15.7 million for the three months ended March 31, 2006. This increase is related primarily to $2.4 million of expense for the three months ended March 31, 2007 that resulted from the funding of our employee stock ownership plan, with the remainder reflective of annual employee salary adjustments. No employee stock ownership plan expense was recognized during the three months ended March 31, 2006.

Expenses associated with our marketing services increased $562 thousand, or 20.1%, to 3.4 million for the three months ended March 31, 2007 from 2.8 million for the three months ended March 31, 2006 due primarily to new programs undertaken to promote our equity line of credit product.

Other operating expenses increased $2.3 million, or 56.8%, to $6.3 million for the three months ended March 31, 2007 from $4.0 million for the three months ended March 31, 2006. Of the changes in this category, the largest was an increase of $625 thousand during the three months ended March 31, 2007 when compared to the three months ended March 31, 2006 in the expenses, disposition costs and losses associated with real estate owned parcels, followed by an increase of $508 thousand during the three months ended March 31, 2007 in legal and professional fees reflecting the costs of preparing the organization for the reporting and disclosure requirements of a public company.

Income Tax Expense. The provision for income taxes was $5.7 million for the three months ended March 31, 2007, compared to $9.4 million for the three months ended March 31, 2006, reflecting a decrease in pre-tax income between the three-month periods. Our effective tax rate was 32.4% for the three months ended March 31, 2007 compared to 32.9% for the three months ended March 31, 2006. Our effective tax rate is below the combined state and federal statutory rate because of our ownership of bank-owned life insurance.

Comparison of Operating Results for the Six Months Ended March 31, 2007 and 2006

Average balances and yields. The following table sets forth average balance sheets, average yields and costs, and certain other information at and for the periods indicated. No tax-equivalent yield adjustments were made, as the effects thereof were not material. All average balances are monthly average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense.

	Six Months Ended March 31, 2007				Six Months Ended March 31, 2006
	Average Balance	Interest Income/ Expense		Yield/ Cost(1)	Average Balance	Interest Income/ Expense		Yield/ Cost(1)
	(Dollars in thousands)
Interest-earning assets:
Cash on hand and in banks	$13,874	$349		5.03%	$8,196	$120		2.93%
Federal funds sold	439,910	11,528		5.24%	403	9		4.47%
Investment securities	47,513	905		3.81%	40,827	752		3.68%
Mortgage-backed securities	227,053	5,843		5.15%	124,405	2,837		4.56%
Loans	7,671,726	231,565		6.04%	7,956,536	228,294		5.74%
Federal Home Loan Bank stock	70,437	2,063		5.86%	69,734	1,994		5.72%

Total interest-earning assets	8,470,513	252,253		5.96%	8,200,101	234,006		5.71%

Noninterest-earning assets	322,676				374,423

Total assets	$8,793,189				$8,574,524

Interest-bearing liabilities:
NOW accounts	$1,684,298	34,477		4.09%	$1,390,159	22,235		3.20%
Passbook savings and subscription proceeds	380,480	2,029		1.07%	402,249	1,870		0.93%
Certificates of deposit	5,492,409	126,680		4.61%	5,328,782	104,920		3.94%
FHLB advances	25,103	623		4.96%	311,650	5,708		3.66%

Total interest-bearing liabilities	7,582,290	163,809		4.32%	7,432,840	134,733		3.63%

Noninterest-bearing liabilities	183,521				152,815

Total liabilities	7,765,811				7,585,655
Shareholder’s equity	1,027,378				988,869

Total liabilities and shareholder’s equity	$8,793,189				$8,574,524

Net interest income		$88,444				$99,273
Interest rate spread (2)				1.64%				2.08%

Net interest-earning assets (3)	$888,223				$767,261

Net interest margin (4)		2.09	%(1)			2.42	%(1)

Average interest-earning assets to average interest-bearing liabilities	111.71%				110.32%

Selected performance ratios:
Return on average assets		0.63	%(1)			0.78	%(1)
Return on average equity		5.42	%(1)			6.79	%(1)
Average equity to average assets		11.68%				11.53%

(1)	Annualized

(2)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by total interest-earning assets.

General. Net income decreased $5.8 million, or 17.2%, to $27.8 million for the six months ended March 31, 2007 from $33.6 million for the six months ended March 31, 2006. The decrease in net income was caused by a decrease in net interest income coupled with an increase in non-interest expense, which was partially offset by an increase in non-interest income, as discussed more fully below.

Interest Income. Interest income increased $18.2 million, or 7.8%, to $252.3 million for the six months ended March 31, 2007 from $234.0 million for the six months ended March 31, 2006. The increase in interest income resulted from increases in interest income on federal funds sold, on mortgage-backed securities, and on loans.

Interest income on federal funds sold was $11.5 million for the six months ended March 31, 2007, compared to $9 thousand for the six months ended March 31, 2006. The increase resulted from our maintaining higher levels of liquid assets during the six months ended March 31, 2007, as our average balance of federal funds sold was $439.9 million for the six months ended March 31, 2007 compared to $403 thousand for the six months ended March 31, 2006. The average yield on federal funds sold increased 77 basis points to 5.24% for the six months ended March 31, 2007 from 4.47% for the six months ended March 31, 2006, primarily as a result of increases in market interest rates.

Interest income on mortgage-backed securities increased $3.0 million, or 106%, to $5.8 million for the six months ended March 31, 2007, compared to $2.8 million for the six months ended March 31, 2007. The increase resulted primarily from increased balances and to a lesser extent, increased average rates of interest. The increase in balances resulted from the reinvestment of proceeds from sales of first mortgage loans and the receipt of funds from new savings deposits.

Interest income on loans increased $3.3 million, or 1.4%, to $231.6 million for the six months ended March 31, 2007, compared to $228.3 million for the six months ended March 31, 2007. The increase resulted from the beneficial impact of increasing interest rates, particularly on variable rate equity line of credit loans which exceeded the reduced interest income that resulted from smaller average balances. The smaller average balance was due primarily to the sales of fixed-rate mortgage loans as part of our management of interest rate risk.

Interest Expense. Interest expense increased $29.1 million, or 21.6%, to $163.8 million for the six months ended March 31, 2007 from $134.7 million for the six months ended March 31, 2006. The increase in interest expense resulted from increases in interest expense on certificates of deposit and NOW accounts, partially offset by a decrease in interest expense on Federal Home Loan Bank advances.

Interest expense on certificates of deposit increased $21.8 million, or 20.7%, to $126.7 million for the six months ended March 31, 2007 from $104.9 million for the six months ended March 31, 2006. The increase was caused primarily by a 67 basis point increase in the average rate we paid on certificates of deposit to 4.61% for the six months ended March 31, 2007 from 3.94% for the six months ended March 31, 2006. We increased rates on deposits in response to increases in market interest rates. In addition, the average balance of certificates of deposit increased by $163.6 million, or 3.1%, to $5.5 billion for the six months ended March 31, 2007 from $5.3 billion for the six months ended March 31, 2006. The increase in certificate of deposit accounts primarily reflects our customers seeking higher interest-paying deposit products during a period of rising market interest rates.

Interest expense on NOW accounts increased $12.2 million, or 55.1%, to $34.5 million for the six months ended March 31, 2007 from $22.2 million for the six months ended March 31, 2006. The increase was caused primarily by an 89 basis point increase in the average rate we paid on NOW accounts to 4.09% for the six months ended March 31, 2007 from 3.20% for the six months ended March 31, 2006. We increased rates on deposits in response to increases in market interest rates. In addition, the average balance of NOW accounts increased $294 million, or 21.2%, to $1.7 billion for the six months ended March 31, 2007 from $1.4 billion for the six months ended March 31, 2006. The increase in NOW accounts reflects our customers seeking higher interest-paying deposit products during a period of rising market interest rates. The increase also reflects our continued focus on high-yield checking accounts, since we believe this type of deposit provides a stable source of funds that reprices in a manner similar to our equity loan products, and therefore assists us in managing interest rate risk.

Interest expense on borrowed funds, which are comprised entirely of Federal Home Loan Bank advances, decreased $5.1 million, or 89%, to $623 thousand for the six months ended March 31, 2007 from $5.7 million for the six months ended March 31, 2006. The decrease was caused by a decrease in our average balance of Federal Home Loan Bank advances. The average balance decreased $286.5 million to $25.1 million for the six months ended March 31, 2007 from $312 million for the six months ended March 31, 2006. During the fiscal year ended September 30, 2006, we repaid nearly all of our Federal Home Loan Bank advances, without incurring prepayment penalties.

Net Interest Income. Net interest income decreased by $10.8 million, or 10.9%, to $88.4 million for the six months ended March 31, 2007 from $99.3 million for the six months ended March 31, 2006. The decrease resulted from the compression of our interest rate spread and our net interest margin, as our interest rate spread decreased 44 basis points to 1.64% for the six months ended March 31, 2007 from 2.08% for the six months ended March 31, 2006, and our net interest margin decreased 33 basis points to 2.09% for the six months ended March 31, 2007 from 2.42% for the six months ended March 31, 2006. The decreases in our interest rate spread and net interest margin are consistent with an inverted U.S. Treasury yield curve. From June 30, 2004 to March 31, 2007, the Federal Reserve Board increased its target for the federal funds rate from 1.0% to 5.25%. From June 30, 2006 through March 31, 2007 the target rate has remained at 5.25%. While short-term market interest rates (which we use as a guide to price our deposits) have increased, longer-term market interest rates (which we use as a guide to price our longer-term loans) have not increased to the same degree. The compression in our interest rate spread and net interest margin was partially offset by an increase in net interest-earning assets of $121.0 million, or 15.8%, to $888.2 million for the six months ended March 31, 2007 from $767.3 million for the six months ended March 31, 2006.

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

Based on our evaluation of the above factors, we recorded a provision for loan losses of $4.25 million for the six months ended March 31, 2007 and a provision of $1.9 million for the six months ended March 31, 2006. The provisions recorded reflected net chargeoffs of $2.1 million and $1.1 million for the six months ended March 31, 2007 and 2006, respectively. The allowance for loan losses was $22.8 million, or 0.30% of total loans receivable, at March 31, 2007, compared to $19.4 million, or 0.24% of total loans receivable, at March 31, 2006. We increased the allowance for loan losses to reflect an increase in non-performing loans from March 31, 2006 to March 31, 2007. Nonperforming loans increased by $19.3 million to $89.3 million, or 1.17% of total loans, at March 31, 2007 from $70.0 million, or 0.87% of total loans, at March 31, 2006. The increase in nonperforming loans occurred almost entirely in our one- to four-family residential real estate mortgage loan portfolio, and included a $13.4 million increase in non-performing loans originated through our Home Today program. Of our nonperforming loans, we had one impaired loan with a principal balance of $2.3 million and $2.4 million at March 31, 2007 and 2006, respectively. We used the same general methodology in assessing the allowance at the end of the six-month periods. We believe we have recorded all losses that are both probable and reasonable to estimate for the six months ended March 31, 2007 and 2006.

Non-Interest Income. Non-interest income increased $13.7 million to $23.5 million for the six months ended March 31, 2007 from $9.9 million for the six months ended March 31, 2006. The increase was primarily caused by our recognizing losses of $365 thousand on loan sales for the six months ended March 31, 2007, compared to $9.5 million of such losses for the six months ended March 31, 2006. The increase was also caused by an increase in net income on private equity investments of $3.1 million, to $3.3 million for the six months ended March 31, 2007 from $248 thousand for the six months ended March 31, 2006. This increase reflected gains from private equity fund investments.

Non-Interest Expense. Non-interest expense increased $9.1 million, or 15.8%, to $66.5 million for the six months ended March 31, 2007 from $57.4 million for the six months ended March 31, 2006. The increase resulted from increases in salaries and employee benefit expense, in marketing expenses and in other operating expenses.

Salaries and employee benefits expense increased $5.2 million, or 16.9%, to $36.3 million for the six months ended March 31, 2007 from $31.1 million for the six months ended March 31, 2006. This increase is related primarily to $4.7 million of expense for the six months ended March 31, 2007 that resulted from the funding our employee stock ownership plan, with the remainder reflective of annual employee salary adjustments. No employee stock ownership plan expense was recognized during the six months ended March 31, 2006.

Expenses associated with our marketing services increased $1.5 million, or 29.1%, to 6.7 million for the six months ended March 31, 2007 from 5.2 million for the six months ended March 31, 2006 due primarily to new programs undertaken to promote our equity line of credit product.

Other operating expenses increased $2.2 million, or 25%, to $11.1 million for the six months ended March 31, 2007 from $8.9 million for the six months ended March 31, 2006. Of the changes in this category, the largest was an increase of $987 thousand during the six months ended March 31, 2007 when compared to the six months ended March 31, 2006 in the expenses, disposition costs and losses associated with real estate owned parcels, followed by an increase of $569 thousand during the six months ended March 31, 2007 in legal and professional fees reflecting the cost of preparing organization for the reporting and disclosure requirements of a public company.

Income Tax Expense. The provision for income taxes was $13.4 million for the six months ended March 31, 2007, compared to $16.2 million for the six months ended March 31, 2006, reflecting a decrease in pre-tax income between the six-month periods. Our effective tax rate was 32.6% for both the six months ended March 31, 2007 and 2006. Our effective tax rate is below the combined state and federal statutory rate because of our ownership of bank-owned life insurance.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan sales and securitizations, loan repayments, advances from the Federal Home Loan Bank of Cincinnati, and maturities and sales of securities. In addition, we have the ability to collateralize borrowings in the wholesale markets. Of course, during the quarter ended March 31, 2007, access to the equity capital markets had a dramatic impact on our liquidity as evidenced by the $945 million of stock subscription proceeds. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We seek to maintain a minimum liquidity ratio of (which we compute as the sum of cash and cash equivalents plus unpledged investment securities for which ready markets exist, divided by total assets) 2% or greater. For the six month period ended March 31, 2007, our liquidity ratio averaged 9.28%. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2007. We anticipate that we will maintain higher liquidity levels following the completion of the stock offering.

We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities and the objectives of our asset/liability management program.

Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2007, cash and cash equivalents totaled $1.41 billion and reflect the $944.5 million of stock subscription proceeds that have been received in connection with our stock issuance plan. Because we originate a significant amount of loans that qualify for sale in the secondary market, our loans held for sale represent highly liquid assets. At March 31, 2007, we had $130 million of loans classified as held for sale. During the six month period ended March 31, 2007, we sold $698.6 million of long-term, fixed rate loans. Investment securities classified as available-for-sale, which provide additional sources of liquidity, totaled $62.3 million at March 31, 2007. On that date, we had $25.1 million in advances outstanding.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows (unaudited) included in our Unaudited Interim Consolidated Financial Statements.

At March 31, 2007, we had $320.5 million in loan commitments outstanding. In addition to commitments to originate loans, we had $2.0 billion in unused lines of credit to borrowers. Certificates of deposit due within one year of March 31, 2007 totaled $2.9 billion, or 38.1% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, other deposit products, including certificates of deposit, and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2008. We believe, however, based on past experience, that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity is originating residential mortgage loans. During the six month period ended March 31, 2007, we originated $786.7 million of loans, and during the six month period ended March 31, 2006, we originated $1.35 billion of loans. We purchased $372 million of securities during the six month period ended March 31, 2007, and purchased no securities during the six month period ended March 31, 2006.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced a net increase in total deposits of $287.8 million for the six month period ended March 31, 2007 compared to a net increase of $211 million for the six month period ended March 31, 2006. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Cincinnati, which provide an additional source of funds. Federal Home Loan Bank advances did not change during the six month period ended March 31, 2007, compared to a net decrease of $507.4 million during the six month period ended March 31, 2006.

Third Federal Savings and Loan is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2007, Third Federal Savings and Loan exceeded all regulatory capital requirements. Third Federal Savings and Loan is considered “well capitalized” under regulatory guidelines.

The net proceeds from the stock offering have significantly increased our liquidity and will significantly increase our capital resources when the offering is completed. Over time, our current level of liquidity is expected to be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of loans. Our financial condition and results of operations will be enhanced by the net proceeds from the stock offering, resulting in increased net interest-earning assets and net interest income. However, due to the increase in equity resulting from the net proceeds raised in the stock offering, our return on equity will be adversely affected following the stock offering.

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

Actual loan losses may be significantly more than the allowances we have established, which could have a material negative effect on our financial results.

Intangible Assets. Acquisitions accounted for under purchase accounting must follow SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires us to record as assets on our financial statements both goodwill, an intangible asset which is equal to the excess of the purchase price that we pay for another company over the estimated fair value of the net assets acquired and identifiable intangible assets such, as core deposit intangibles and non-compete agreements. Under SFAS No. 142, we regularly evaluate goodwill for impairment, and we will reduce its carrying value through a charge to earnings if impairment exists. Core deposit and other identifiable intangible assets are amortized to expense over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The valuation techniques used by us to determine the carrying value of tangible and intangible assets acquired in acquisitions and the estimated lives of identifiable intangible assets involve estimates for discount rates, projected future cash flows and time period calculations, all of which are susceptible to change based on changes in economic conditions and other factors. Future events or changes in the estimates that we used to determine the carrying value of our goodwill and identifiable intangible assets or which otherwise adversely affect their value or estimated lives could have a material adverse impact on our results of operations. As of March 31, 2007, our intangible assets consisted of goodwill of $9.7 million.

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

Income Taxes. We consider accounting for income taxes a critical accounting policy due to the subjective nature of certain estimates that are involved in the calculation. We use the asset/liability method of accounting for income taxes in which deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. We must assess the realization of the deferred tax asset and, to the extent that we believe that recovery is not likely, a valuation allowance is established. Adjustments to increase or decrease the valuation allowance are charged or credited, respectively, to income tax expense. No valuation allowances were required at March 31, 2007. Although we have determined a valuation allowance is not required for any deferred tax assets, there is no guarantee that these assets will be recognizable in the future.

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

General. The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. In general, our assets, consisting primarily of mortgage loans, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and limit the exposure of our net interest income to changes in market interest rates. Accordingly, our board of directors has established an Asset/Liability Management Committee which is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors.

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

We sold $698.6 million of loans during the six month period ended March 31, 2007. All of the loans sold during the six month period were long-term, fixed-rate loans. We effected these sales to improve our interest rate risk position in the event of continued increases in market interest rates.

Shortening the average maturity of our interest-earning assets by increasing our investments in shorter-term loans and investments, as well as loans and investments with variable rates of interest, helps to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our net interest income to changes in market interest rates. By following these strategies, we believe that we are better-positioned to react to continued increases in market interest rates.

Net Portfolio Value. The Office of Thrift Supervision requires the computation of amounts by which the net present value of an institution’s cash flow from assets, liabilities and off balance sheet items (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates. The Office of Thrift Supervision provides all institutions that file a Consolidated Maturity/Rate Schedule as a part of their quarterly Thrift Financial Report with an interest rate sensitivity report of NPV. The Office of Thrift Supervision simulation model uses a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of NPV. Historically, the Office of Thrift Supervision model estimated the economic value of each type of asset, liability and off-balance sheet contract under the assumption that the United States Treasury yield curve increases or decreases instantaneously by 100 to 300 basis points in 100 basis point increments. However, in recent years, an NPV calculation for an interest rate decrease of greater than 200 basis points has not been prepared. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. The Office of Thrift Supervision provides us the results of the interest rate sensitivity model, which is based on information we provide to the Office of Thrift Supervision to estimate the sensitivity of our NPV.

The table below sets forth, as of March 31, 2007, the Office of Thrift Supervision’s calculation of the estimated changes in the NPV of the Association that would result from the designated instantaneous changes in the United States Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Change in Interest Rates (basis points) (1)	Estimated NPV (2)	Estimated Increase (Decrease) in NPV		NPV as a Percentage of Present Value of Assets (3)
		Amount	Percent	NPV Ratio (4)	Increase (Decrease) (basis points)
(Dollars in thousands)
+300	$717,420	$(444,532)	(38)%	7.67%	(386)
+200	885,134	(276,818)	(24)	9.21	(232)
+100	1,041,935	(120,017)	(10)	10.57	(96)
—	1,161,952	—	—	11.53	—
-100	1,173,849	11,897	1	11.51	(2)
-200	1,091,695	(70,258)	(6)	10.67	(85)

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at March 31, 2007, in the event of a 200 basis point increase in interest rates, the Association would experience a 24% decrease in NPV. In the event of a 200 basis point decrease in interest rates, the Association would experience a 6% decrease in NPV.

The following table presents our internal calculations of the estimated changes in the Association’s NPV at March 31, 2007 that would result from the designated instantaneous changes in the United States Treasury yield curve.

Change in Interest Rates (basis points) (1)	Estimated NPV (2)	Estimated Increase (Decrease) in NPV		NPV as a Percentage of Present Value of Assets (3)
		Amount	Percent	NPV Ratio (4)	Increase (Decrease) (basis points)
(Dollars in thousands)
+300	$671,811	$(521,187)	(44)%	7.18%	(466)
+200	840,943	(352,055)	(30)	8.77	(307)
+100	1,023,844	(169,154)	(14)	10.41	(143)
—	1,192,998	—	—	11.84	—
-100	1,252,541	59,543	5	12.27	43
-200	1,177,318	(15,680)	(1)	11.53	(31)

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	NPV Ratio represents NPV divided by the present value of assets.

Neither of the two preceding tables reflect the impact to the Association’s estimated NPV that will result when the proceeds of our stock offering are added to our equity section and a portion of the capital is contributed to the Association. Our current estimates are that the Association’s estimated NPV will increase $392 million in each interest computational category, with commensurate improvements in each interest computation category’s NPV ratio.

Certain shortcomings are inherent in the methodologies used in determining interest rate risk through changes in NPV. Modeling changes in NPV require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV tables presented assume that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assume that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the NPV tables provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

Additionally, both estimates prepared by the OTS as well as our internal estimates are significantly impacted by the numerous assumptions used in preparing the IRR calculations. In general, the assumptions used by the OTS are, by necessity, more generic as their modeling framework must fit and be adaptable to all institutions subject to its regulation. Our internal model on the other hand, is tailored specifically to our organization. For the calculations prepared as of March 31, 2007, a major assumption difference exists between the estimates prepared by the OTS and our internal estimates and pertains to the treatment of stock subscription proceeds. Because of the more generic OTS framework, subscription proceeds provide a more favorable IRR impact than an economic analysis might suggest. In our opinion, our model is able to more accurately portray the character of subscription proceeds and for that reason, we believe that our internal estimates are more accurate in that regard.

Net Interest Income. In addition to NPV calculations, we analyze our sensitivity to changes in interest rates through our internal net interest income model. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what our net interest income would be for a twelve-month period using Office of Thrift Supervision Pricing Tables for assumptions such as loan prepayment rates and deposit decay rates, and the Bloomberg forward yield curve for assumptions as to projected interest rates. We then calculate what the net interest income would be for the same period in the event of an instantaneous 200 basis point increase in market interest rates. As of March 31, 2007, we estimated that our net interest income for the twelve months ending March 31, 2008 would decrease by 12.9% in the event of an instantaneous 200 basis point increase in market interest rates.

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

On June 13, 2006, the Association was named as the defendant in a putative class action lawsuit, Gary A. Greenspan vs. Third Federal Savings and Loan, filed in the Cuyahoga County, Ohio Court of Common Pleas. The plaintiff has alleged that Third Federal Savings and Loan impermissibly charged customers a “document preparation fee” that included the cost of preparing legal documents relating to mortgage loans. The plaintiff has alleged that the Association should disgorge the document preparation fees because the document preparation constituted the practice of law and was performed by employees who are not licensed attorneys in the State of Ohio. The plaintiff seeks a refund of all document preparation fees from June 13, 2000 to the present (approximately $26.9 million from June 13, 2000 through March 31, 2007), as well as prejudgment interest, attorneys’ fees and costs of the lawsuit. Third Federal Savings and Loan Association vigorously disputes these allegations and answered the plaintiff’s complaint with a motion for judgment on the pleadings. On April 26, 2007 the Court of Common Pleas issued a final order which granted the Association’s motion. The plaintiff has 30 days to appeal the final order of the Court of Common Pleas to the 8th District Court of Appeals (Cuyahoga County). At this time, we are unable to predict an outcome, favorable or unfavorable, or to estimate the amount of any potential loss in this matter.

Item 1A.	Risk Factors

There have been no material changes in the “Risk Factors” disclosed in the Holding Company’s prospectus filed with the Securities and Exchange Commission on February 23, 2007 pursuant to Rule 424(b)(3) of the Securities Act of 1933 (file no. 333-139295).

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

10	Amendment No.1 to the Employee Stock Ownership Plan

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TFS Financial Corporation

Dated: May 15, 2007	/s/ Marc A. Stefanski
Marc A. Stefanski Chairman of the Board, President and Chief Executive Officer

Dated: May 15, 2007	/s/ David S. Huffman
David S. Huffman Chief Financial Officer