Form 10-Q
period 2007-06-30
TFS Financial CORP
filed 2007-08-14
CIK 1381668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2007

or

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

As of August 10, 2007 there were 332,318,750 shares of the Registrant’s common stock, par value $0.01 per share, outstanding, of which 227,119,132 shares, or 68.34% of the Registrant’s common stock, were held by Third Federal Savings & Loan Association of Cleveland, MHC, the Registrant’s mutual holding company.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No   ☒.

TFS Financial Corporation

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

(In thousands, except share data)

	June 30, 2007	September 30, 2006
	(unaudited)
Cash and due from banks	$62,675	$42,021
Interest bearing deposits at other financial institutions	18,593	122,006
Federal funds sold	1,026,000	88,900

Cash and cash equivalents	1,107,268	252,927

Investment securities:
Available for sale (amortized cost $59,859 and $64,753, respectively)	58,982	63,655
Held to maturity (fair value $642,028 and $67,386, respectively)	646,213	67,319
Mortgage loans held for sale, at lower of cost or market	57,326	314,956
Loans held for investment, net:
Mortgage loans	7,778,466	7,487,975
Other loans	16,960	28,469
Deferred loan fees, net	(18,818)	(18,698)
Allowance for loan losses	(23,814)	(20,705)

Loans, net	7,752,794	7,477,041

Mortgage loan servicing assets, net	41,740	40,366
Federal Home Loan Bank stock, at cost	34,231	73,125
Real estate owned	8,663	6,895
Premises, equipment, and software, net	68,305	82,067
Accrued interest receivable	44,962	41,994
Bank owned life insurance contracts	143,654	139,260
Other assets	52,235	35,962

TOTAL ASSETS	$10,016,373	$8,595,567

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$7,821,140	$7,401,077
Federal Home Loan Bank advances	25,103	25,103
Borrowers’ advances for insurance and taxes	16,489	38,279
Principal, interest, and related escrow owed on loans serviced	60,314	74,910
Accrued expenses and other liabilities	112,901	26,184
Deferred income taxes	20,223	17,420

Total liabilities	8,056,170	7,582,973

Commitments and contingent liabilities

Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized as of June 30, 2007, 300,000,000 shares authorized as of September 30, 2006; 332,318,750 shares issued and outstanding as of June 30, 2007, 1,000 shares issued and outstanding as of September 30, 2006	3,323	—
Paid-in capital	1,667,575	627,979
Unallocated ESOP shares	(106,530)	—
Retained earnings—substantially restricted	406,453	395,892
Accumulated other comprehensive loss	(10,618)	(11,277)

Total shareholders’ equity	1,960,203	1,012,594

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,016,373	$8,595,567

See accompanying notes to interim financial statements

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In thousands, except share data)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2007	2006	2007	2006
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$116,088	$121,175	$347,653	$349,469
Investment securities available for sale	624	740	1,984	2,354
Investment securities held to maturity	7,235	921	12,623	2,896
Federal funds sold	15,370	11	26,898	20
Other interest earning assets	797	1,062	3,209	3,176

Total interest income	140,114	123,909	392,367	357,915

INTEREST EXPENSE:
Deposits	87,029	70,451	250,215	199,476
Federal Home Loan Bank advances	310	3,693	933	9,401

Total interest expense	87,339	74,144	251,148	208,877

NET INTEREST INCOME	52,775	49,765	141,219	149,038

PROVISION FOR LOAN LOSSES	2,100	1,005	6,350	2,950

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	50,675	48,760	134,869	146,088

NON-INTEREST INCOME:
Fees and service charges	6,481	5,735	18,840	16,873
Loss on the sale of loans	(630)	(9,188)	(995)	(18,699)
Increase in and death benefits from bank owned life insurance contracts	1,595	1,515	4,720	4,754
Net income on private equity investments	1,293	912	4,630	1,160
Other	5,442	2,618	10,505	7,367

Total non-interest income	14,181	1,592	37,700	11,455

NON-INTEREST EXPENSE:
Salaries and employee benefits	17,956	14,945	54,275	46,017
Marketing services	3,353	2,792	10,055	7,982
Office property, equipment and software	5,018	4,440	14,393	13,635
Federal insurance premium	591	580	1,749	1,722
State franchise tax	841	985	2,655	2,894
Contribution to charitable foundation	55,000	—	55,000	—
Other operating expenses	5,898	4,907	16,988	13,779

Total non-interest expense	88,657	28,649	155,115	86,029

INCOME (LOSS) BEFORE INCOME TAXES	(23,801)	21,703	17,454	71,514

INCOME TAX EXPENSE (BENEFIT)	(6,544)	7,004	6,893	23,234

NET INCOME (LOSS)	$(17,257)	$14,699	$10,561	$48,280

Earnings (loss) per share—basic and fully diluted	$(0.06)	$0.06	$0.04	$0.21

See accompanying notes to interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

Nine Months Ended June 30, 2007 and 2006

(In thousands)

	Common stock	Paid-in capital	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss)		Total shareholders’ equity
					Unrealized losses on securities	Pension liability or obligation
Balance at September 30, 2005	$—	627,979	—	352,353	(683)	(5,775)	$973,874
Comprehensive income:
Net income				48,280			48,280
Change in unrealized losses on securities available for sale, net					(552)		(552)

Total comprehensive income							47,728

Balance at June 30, 2006	$—	627,979	—	400,633	(1,235)	(5,775)	$1,021,602

Balance at September 30, 2006	$—	627,979	—	395,892	(714)	(10,563)	$1,012,594
Comprehensive income:
Net income				10,561			10,561
Change in unrealized losses on securities available for sale, net					144		144
Change in pension obligation, net						515	515

Total comprehensive income							11,220
Stock dividend of 227,118,132 shares to the mutual holding company	2,271	(2,271)					—
Issuance of 105,199,618 shares in the initial public offering	1,052	1,041,867					1,042,919
Purchase of common stock by the
ESOP			(106,530)				(106,530)

Balance at June 30, 2007	$3,323	1,667,575	(106,530)	406,453	(570)	(10,048)	$1,960,203

See accompanying notes to interim consolidated financial statements

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	For the Nine Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,561	$48,280
Adjustments to reconcile net income to net cash provided by operating activities:
Contribution of stock to charitable foundation	50,000
Depreciation and amortization	5,135	5,600
Provision for loan losses	6,350	2,950
Net loss on the sale of loans	995	18,699
Other net gains (losses)	(549)	791
Principal repayments on and proceeds from sales of loans held for sale	598,702	763,290
Loans originated for sale	(345,131)	(385,583)
Increase in and death benefits from bank owned life insurance contracts	(4,720)	(4,751)
Net (decrease) increase in interest receivable and other assets	(22,893)	318
Net increase in accrued expenses and other liabilities	89,397	4,131
Other	(1,576)	(2,057)

Net cash provided by operating activities	386,271	451,668

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans originated	(1,612,080)	(2,424,359)
Principal repayments on loans	1,080,672	1,323,277
Proceeds from sales, principal repayments and maturities of:
Securities available for sale	10,593	25,675
Securities held to maturity	51,037	20,721
Proceeds from sale of:
Loans	233,436	518,576
Private equity fund	5,009
FHLB stock	40,000
Premises and equipment	17,363	1,863
Purchases of:
Securities available for sale	(633)
Securities held to maturity	(629,903)
Premises and equipment	(5,772)	(2,284)
Death benefits on bank owned life insurance contracts		445
Other	8,282	4,868

Net cash used in investing activities	(801,996)	(531,218)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	420,063	223,865
Net proceeds from sale of common stock	992,919
Loan to ESOP	(106,530)
Net (decrease) increase in borrowers’ advances for insurance and taxes	(21,790)	42,901
Net (decrease) in principal and interest owed on loans serviced	(14,596)	(31,272)
Net (decrease) in short-term advances		(210,607)

Net cash provided by (used in) financing activities	1,270,066	24,887

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	854,341	(54,663)

CASH AND CASH EQUIVALENTS—Beginning of year	252,927	120,320

CASH AND CASH EQUIVALENTS—End of period	$1,107,268	$65,657

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest on deposits	$249,405	$198,654
Cash paid for interest on Federal Home Loan Bank advances	933	9,406
Cash paid for income taxes	27,000	30,500
SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Loans exchanged for mortgage-backed securities	839,190	1,290,639
Transfer of loans to real estate owned	10,971	6,070

See accompanying notes to interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

TFS Financial Corporation (the Holding Company), a federally chartered stock holding company, conducts its principal activities through its wholly owned subsidiaries. The principal line of business of TFS Financial Corporation and subsidiaries (collectively, TFS Financial or the Company) is retail consumer banking; including mortgage lending, deposit gathering, and other insignificant financial services. On June 30, 2007, approximately 68% of the Holding Company was owned by a federally chartered mutual holding company, Third Federal Savings and Loan Association of Cleveland, MHC (Third Federal Savings, MHC). The thrift subsidiary of TFS Financial is Third Federal Savings and Loan Association of Cleveland (the Association).

The accounting and reporting policies followed by the Company conform in all material respects to accounting principles generally accepted in the United States of America (US GAAP) and to general practices in the financial services industry. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The allowance for loan losses, the valuation of mortgage loan servicing assets, and the valuation of deferred tax assets are particularly subject to change.

The unaudited interim consolidated financial statements were prepared without an audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial condition of TFS Financial at June 30, 2007, and its results of operations and cash flows for the periods presented. In accordance with Regulation S-X for interim financial information, these statements do not include certain information and footnote disclosures required for complete audited financial statements. TFS Financial’s audited financial statements for the year ended September 30, 2006 in the prospectus filed with the Securities and Exchange Commission on February 23, 2007 pursuant to Rule 424(b)(3) of the Securities Act of 1933 (file no. 333-139295), contain consolidated financial statements and related notes which should be read in conjunction with the accompanying interim consolidated financial statements. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007.

2.	STOCK OFFERING

The Holding Company completed its initial public stock offering on April 20, 2007 and sold 100,199,618 shares, or 30.15% of its outstanding common stock, to subscribers in the offering. Third Federal Savings, MHC, the Company’s mutual holding company parent, holds 227,119,132 shares, or 68.34% of TFS Financial’s outstanding common stock.

Net proceeds from the initial offering were approximately $886 million. Additionally, the Association contributed $5.0 million in cash and the Holding Company issued 5,000,000 shares of common stock, or 1.50% of shares sold in the initial public offering to Third Federal Foundation, resulting in a pre-tax non-interest expense charge of $55.0 million, which was recorded in the quarter ended June 30, 2007. However, under current Federal income tax regulations, charitable contribution deductions are limited to 10% of taxable income. Accordingly, our $55 million contribution will create a carryforward for income tax purposes and a deferred tax asset for financial statement purposes. Our current estimate is that a $4.0 million deferred tax valuation allowance will be required at September 30, 2007, and this valuation allowance adversely impacts our estimated annual effective tax rate.

3.	EARNINGS PER SHARE

In connection with the stock offering, the Holding Company declared and distributed to Third Federal Savings, MHC a stock dividend of 227,118,132 shares which, when added to the 1,000 shares of Holding Company stock previously owned by Third Federal Savings, MHC resulted in a total of 227,119,132 shares owned by Third Federal Savings, MHC. For purposes of computing earnings per share amounts prior to the offering date, the 227,119,132 shares currently held by Third Federal Savings, MHC are assumed to have been outstanding in all prior periods. For periods subsequent to the offering date, outstanding shares include shares held by Third Federal Savings, MHC, shares held by the Third Federal Foundation and shares sold to subscribers except that shares of the Employee Stock Ownership Plan that have not been allocated to participants are excluded for the computations. Since the offering date, unallocated Employee Stock Ownership Plan shares totaled 10,653,024.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
	(In thousands except per share data)
Net income (loss)	$(17,257)	$14,699	$10,561	$48,280

Weighted average shares outstanding	300,886	227,119	251,708	227,119

Earnings ( loss) per share	$(0.06)	$0.06	$0.04	$0.21

4.	REGULATORY CAPITAL

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

Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I Capital (as defined in the regulations) to Risk Weighted Assets (as defined), Core Capital (as defined) to Adjusted Assets (as defined), and Tangible Capital (as defined) to Tangible Assets (as defined). Management believes, as of June 30, 2007, that the Association meets all capital adequacy requirements to which it was subject. The most recent notification from the Office of Thrift Supervision categorized the Association as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum Total risk-based, Tier I risk-based and Core capital leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the categories of the Association.

The actual capital amounts (in thousands) and ratios of the Association compared to the minimum capital adequacy requirement and the requirements for a well capitalized institution are presented in the tables below.

			Minimum Required
	Actual		For Capital Adequacy Purposes		To be “Well Capitalized” Under Prompt Corrective Action Provision
Capital Ratios of the Association	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2007
Total Capital to Risk Weighted Assets	$1,345,645	21.26%	$506,282	8.00%	$632,852	10.00%
Core Capital to Adjusted Tangible Assets	1,322,800	13.29	398,240	4.00	497,800	5.00
Tangible Capital to Tangible Assets	1,322,800	13.29	149,340	1.50	N/A	N/A
Tier 1 Capital to Risk Weighted Assets	1,322,800	20.90	N/A	N/A	379,711	6.00

September 30, 2006
Total Capital to Risk Weighted Assets	$902,401	15.00%	$481,121	8.00%	$601,402	10.00%
Core Capital to Adjusted Tangible Assets	883,510	10.35	341,407	4.00	426,759	5.00
Tangible Capital to Tangible Assets	883,510	10.35	128,028	1.50	N/A	N/A
Tier 1 Capital to Risk Weighted Assets	883,510	14.69	N/A	N/A	360,841	6.00

5.	INVESTMENT SECURITIES

Investments available for sale are summarized as follows:

	June 30, 2007
	Amortized Cost	Gross Unrealized			Fair Value
		Gains		Losses
	(In thousands)
U.S. government and agency obligations	$28,992	$		$(587)	$28,405
Fannie Mae certificates	835			(20)	815
Real estate mortgage investment conduits (REMICs)	24,278		25	(295)	24,008
Other	5,754				5,754

	$59,859		$25	$(902)	$58,982

	September 30, 2006
	Amortized Cost	Gross Unrealized			Fair Value
		Gains		Losses
		(In thousands)
U.S. government and agency obligations	$28,990	$		$(713)	$28,277
Fannie Mae certificates	1,051			(16)	1,035
REMICs	34,712		25	(394)	34,343

	$64,753		$25	(1,123)	$63,655

Investments held to maturity are summarized as follows:

	June 30, 2007
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
		(In thousands)
U.S. government and agency obligations	$26,993	$7	$(115)	$26,885
Freddie Mac certificates	12,898		(141)	12,757
Ginnie Mae certificates	10,973	259	(1)	11,231
REMICs	581,760	116	(4,369)	577,507
Fannie Mae certificates	13,583	215	(176)	13,622
Other	6	20		26

	$646,213	$617	$(4,802)	$642,028

	September 30, 2006
	Amortized Cost	Gross Unrealized			Fair Value
		Gains		Losses
		(In thousands)
U.S. government and agency obligations	$11,997	$		$(118)	$11,879
Ginnie Mae certificates	12,949		311	(1)	13,259
REMICs	27,438		9	(429)	27,018
Fannie Mae certificates	14,929		347	(68)	15,208
Other	6		16		22

	$67,319		$683	$(616)	$67,386

6.	LOANS

Loans held for investment consist of the following:

	June 30, 2007	September 30, 2006
	(In thousands)
Real Estate Loans:
One- to four-family residential	$5,904,242	$5,563,782
Home equity loans and lines of credit (1)	1,783,247	1,803,900
Commercial	2,291	2,335
Construction	154,686	207,634

	7,844,466	7,577,651

Consumer loans:
Auto loans	7,596	15,676
Loans on savings	8,765	7,005
Other	599	5,788

	16,960	28,469

Less:
Deferred loan fees, net	(18,818)	(18,698)
Loans-in-process	(66,000)	(89,676)
Allowance for loan losses	(23,814)	(20,705)

Net loans	$7,752,794	$7,477,041

(1)	Includes bridge loans (loans where borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).

7.	DEPOSITS

Deposit account balances are summarized as follows:

	June 30, 2007	September 30, 2006
	(In thousands)
Negotiable order of withdrawal accounts	$1,538,938	$1,601,832
Passbook accounts	820,073	335,859
Certificates of deposit	5,458,629	5,459,974

	7,817,640	7,397,665

Accrued interest	3,500	3,412

Total deposits	$7,821,140	$7,401,077

8.	OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) consisted of the following:

	Three months ended June 30,		Nine months ended June 30,
	2007	2006	2007	2006
	(In thousands)
Changes in unrealized gains and losses on securities available for sale - net of reclassification	$(68)	$(159)	$144	$(552)
Reclassification adjustment for amounts recognized in periodic benefit cost of retirement plan	171	—	515	—

Total other comprehensive income (loss)	$103	$(159)	$659	$(552)

9.	EMPLOYEE BENEFIT PLANS

Defined Benefit Plan—Third Federal Savings Retirement Plan (Plan) is a defined benefit pension plan. Effective December 31, 2002, the Plan was amended to limit participation to employees who met the Plan’s eligibility requirements on that date. After December 31, 2002, employees not participating in the Plan will, upon meeting the applicable eligibility requirements, participate in a separate tier of the Company’s 401(k) Savings Plan. Benefits under the Plan are based on years of service and the employee’s average annual compensation (as defined in the Plan). The funding policy of the Plan is consistent with the funding requirements of U.S. Federal and other governmental laws and regulations.

The components of net periodic benefit cost recognized in the statements of operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Service cost	$1,017	$1,076	$3,049	$3,226
Interest cost	721	686	2,161	2,057
Expected return on plan assets	(725)	(673)	(2,174)	(2,018)
Amortization of net loss	279	388	837	1,163
Amortization of prior service cost	(16)	(16)	(46)	(46)

Net periodic benefit cost	$1,276	$1,461	$3,827	$4,382

The Company anticipates no minimum required contribution to the Plan during fiscal 2007.

Employee (Associate) Stock Ownership Plan (“ESOP”)—The Company established an ESOP for its employees effective January 1, 2006. The ESOP covers all of the

Company’s eligible employees. Employees are eligible to participate in the ESOP after satisfaction of the following requirements: attainment of age 18, completion of 1,000 hours of service, and employment on the last day of the plan year. The ESOP acquired 952,800 shares in the stock offering for cash, which it held as a result of prior year Company contributions. In addition, it acquired 10,653,024 shares with the proceeds of a loan totaling $106 million from the Company. Company contributions to the ESOP are at the discretion of the board of directors but will be sufficient to service the debt of the ESOP. The Company accounts for its ESOP in accordance with Statement of Position 93-6 Employers’ Accounting for Employees Stock Ownership Plans. Accordingly, the shares pledged as collateral are reported as unallocated ESOP shares in the statement of condition. Shares will be released from collateral to settle the Company’s obligation under the ESOP at the ESOP’s year end. The number of shares to be released will be based on the fair value of the shares at that date required to settle the liability. As shares are released from collateral, the shares become outstanding for EPS computations. The total expense related to the ESOP for the nine months ended June 30, 2007 and 2006 was $7.2 million and $0, respectively.

10.	COMMITMENTS AND CONTINGENCIES

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates of 60 to 360 days or other termination clauses and may require payment of a fee. Since some of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At June 30, 2007, the Company had commitments to originate loans as follows (in thousands):

Fixed rate mortgage loans	$231,324
Adjustable rate mortgage loans	41,192
Equity line of credit loans	83,226

Total	$355,742

At June 30, 2007, the Company had unfunded commitments outstanding as follows (in thousands):

Equity lines of credit	$2,009,202
Construction loans	66,000
Private equity investments	14,147

Total	$2,089,349

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

At June 30, 2007, the Company had no commitments to securitize and sell mortgages.

On June 13, 2006, the Association was named as the defendant in a putative class action lawsuit, Gary A. Greenspan vs. Third Federal Savings and Loan, filed in the Cuyahoga County, Ohio Court of Common Pleas. The plaintiff has alleged that the Association impermissibly charged customers a “document preparation fee” that included the cost of preparing legal documents relating to mortgage loans. The plaintiff has alleged that the Association should disgorge the document preparation fees because the document preparation constituted the practice of law and was performed by employees who are not licensed attorneys in the State of Ohio. The plaintiff seeks a refund of all document preparation fees from June 13, 2000 to the present (approximately $26.9 million from June 13, 2000 through March 31, 2007), as well as prejudgment interest, attorneys’ fees and costs of the lawsuit. The Association vigorously disputes these allegations and answered the plaintiff’s complaint with a motion for judgment on the pleadings. On April 26, 2007 the Court of Common Pleas issued a final order which granted the Association’s motion. On May 11, 2007, the plaintiff appealed the final order of the Court of Common Pleas to the 8th District Court of Appeals (Cuyahoga County). The plaintiff has filed its appellate brief and the Association filed its answer brief on July 20, 2007. At this time, we are unable to predict an outcome, favorable or unfavorable, or to estimate the amount of any potential loss in this matter.

11.	RECENT ACCOUNTING PRONOUNCEMENTS

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

Comparison of Financial Condition at June 30, 2007 and September 30, 2006

Total assets increased $1.42 billion, or 17%, to $10.02 billion at June 30, 2007 from $8.60 billion at September 30, 2006. The growth in our assets was funded principally by the net proceeds of our stock offering, $886 million, which was completed on April 20, 2007, and to a lesser extent by a $420 million increase in deposits.

Cash and cash equivalents (cash and due from banks, federal funds sold and interest-bearing deposits) increased $854 million, or more than threefold, to $1.11 billion at June 30, 2007 from $253 million at September 30, 2006. Consistent with the increase in total assets, the increase in cash and cash equivalents arose primarily as a result of the net proceeds of our offering and from the success of our deposit gathering efforts. The combination of offering proceeds and a successful deposit gathering program exceeded the pace of our redeployment into investment and loan products and resulted in the increase in cash and cash equivalents.

In addition to the increase in cash and cash equivalents, investment securities held to maturity increased $579 million to $646 million at June 30, 2007 from $67 million at September 30, 2006. This increase reflected our reinvestment of cash equivalents into assets offering slightly higher returns with limited risk of asset life extension, should interest rates increase.

Mortgage loans held for sale decreased $258 million, or 82%, to $57 million at June 30, 2007 from $315 million at September 30, 2007. This reduction reflected the lower amount of loan sales during the nine months ended June 30, 2007 of $839 million as compared to $1.3 billion during the nine months ended June 30, 2006. The reduction reflected the sluggish nature of the current mortgage market. The total amount of our first mortgage loan originations has declined to $1.3 billion during the nine months ended June 30, 2007 from $2.1 billion during the nine months ended June 30, 2006.

Loans, net, comprised primarily of mortgage loans held for investment increased $276 million, or 4%, to $7.75 billion at June 30, 2007 from $7.48 billion at September 30, 2006 as we retained more of our mortgage loan originations in our owned portfolio to accelerate the redeployment of cash and cash equivalents into assets that provide greater yields.

Our investment in Federal Home Loan Bank (FHLB) stock decreased $39 million, or 53%, to $34 million at June 30, 2007, from $73 million at September 30, 2006 as $40.0 million of FHLB stock was redeemed at par. No gain or loss was recognized in connection with this redemption.

Our premises, equipment and software decreased $14 million, or 17%, to $68 million at June 30, 2007 from $82 million at September 30, 2006. The reduction reflected the sale of a commercial building, owned by our subsidiary, Hazelmere of California Limited Partnership, which was leased to an unaffiliated party.

Other assets increased $16 million, or 45%, to $52 million at June 30, 2007 from $36 million at September 30, 2006. The increase reflected $25 million of deferred and prepaid income taxes (primarily deferred income taxes related to our charitable contribution carryforward created in conjunction with the formation of the Third Federal Foundation as a part of our stock offering), offset by an $8 million reduction of our investments in private equity ventures.

Deposits increased $420 million, or 6%, to $7.82 billion at June 30, 2007 from $7.40 billion at September 30, 2006. The increase in deposits resulted from a $546 million increase in high-yield savings accounts (a subcategory of our passbook accounts), which more than offset modest declines in our other deposit products (other passbook accounts, high yield checking and other NOW accounts and certificates of deposit). Our high-yield savings account, the highest tier of which provides a current yield of 5.10%, was redesigned and actively marketed beginning in early March 2007. We have focused on promoting the high-yield savings as well as high yield checking as we believe that these types of deposit products provide a stable source of funds. In addition, our high-yield checking and high-yield savings accounts are expected to reprice in a manner similar to our equity loan products, and therefore assist us in managing interest rate risk.

The $87 million increase in accrued expenses and other liabilities, to $113 million at June 30, 2007 from $26 million at September 30, 2006 primarily reflects the in transit status of $78 million of real estate tax payments which had been collected from borrowers and are being remitted to various taxing agencies.

Shareholders’ equity increased $948 million, to $1.96 billion at June 30, 2007 from $1.01 billion at September 30, 2006. Of this increase, $936 million reflects the impact of our April 20, 2007 public offering and $11 million reflects our net income during the nine month period.

Comparison of Operating Results for the Three Months Ended June 30, 2007 and 2006

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

	Three Months Ended June 30, 2007				Three Months Ended June 30, 2006
	Average Balance	Interest Income/ Expense		Yield/ Cost(1)	Average Balance	Interest Income/ Expense		Yield/ Cost(1)
	(Dollars in thousands)
Interest-earning assets:
Cash on hand and in banks	$17,754	$242		5.45%	$6,284	$43		2.74%
Federal funds sold	1,173,324	15,370		5.24%	904	11		4.87%
Investment securities	61,055	643		4.21%	39,941	381		3.82%
Mortgage-backed securities	528,748	7,216		5.46%	106,009	1,280		4.83%
Loans	7,698,883	116,088		6.03%	8,221,397	121,175		5.90%
Federal Home Loan Bank stock	34,231	555		6.49%	71,232	1,019		5.72%

Total interest-earning assets	9,513,995	140,114		5.89%	8,445,767	123,909		5.87%

Noninterest-earning assets	341,012				365,291

Total assets	$9,855,007				$8,811,058

Interest-bearing liabilities:
NOW accounts	$1,616,065	16,472		4.08%	$1,515,732	13,832		3.65%
Passbook savings and subscription proceeds	919,609	6,277		2.73%	371,580	862		0.93%
Certificates of deposit	5,402,340	64,280		4.76%	5,367,688	55,757		4.16%
FHLB advances	25,104	310		4.94%	366,728	3,693		4.03%

Total interest-bearing liabilities	7,963,118	87,339		4.39%	7,621,728	74,144		3.89%

Noninterest-bearing liabilities	85,000				174,885

Total liabilities	8,048,118				7,796,613
Shareholder’s equity	1,806,889				1,014,445

Total liabilities and shareholder’s equity	$9,855,007				$8,811,058

Net interest income		$52,775				$49,765

Interest rate spread (2)				1.50%				1.98%

Net interest-earning assets (3)	$1,550,877				$824,039

Net interest margin (4)		2.22	%(1)			2.36	%(1)

Average interest-earning assets to average interest-bearing liabilities	119.48%				110.81%

Selected performance ratios:
Return on average assets		-0.70	%(1)			0.67	%(1)
Return on average equity		-3.82	%(1)			5.80	%(1)
Average equity to average assets		18.33%				11.51%

(1)	Annualized
(2)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by total interest-earning assets.

General. Net income decreased $32.0 million, reflecting a net loss of $17.3 million for the three months ended June 30, 2007 as compared to net income of $14.7 million for the three months ended June 30, 2006. The decrease was attributable primarily to the $55 million contribution expense incurred in connection with the formation of the Third Federal Foundation (Foundation) which was created at the time of our public offering. Other factors that significantly impacted our earnings for the three month periods are described below.

Interest Income. Interest income increased $16.2 million, or 13%, to $140 million for the three months ended June 30, 2007 from $124 million for the three months ended June 30, 2006. The increase in interest income resulted from increases in interest income on federal funds sold and on mortgage-backed securities.

Interest income on federal funds sold was $15.4 million for the three months ended June 30, 2007, compared to $11 thousand for the three months ended June 30, 2006. The increase resulted from our maintaining higher levels of liquid assets during the three months ended June 30, 2007, as our average balance of federal funds sold was $1.17 billion for the three months ended June 30, 2007 compared to $904 thousand for the three months ended June 30, 2006. The higher average balances resulted from the combined effect of significant loan sales during the fourth quarter of fiscal 2006 and the proceeds of our stock offering which was competed in April 2007. The average yield on federal funds sold increased 37 basis points to 5.24% for the three months ended June 30, 2007 from 4.87% for the three months ended June 30, 2006, primarily as a result of increases in market interest rates.

Interest income on mortgage-backed securities increased $5.9 million, to $7.2 million for the three months ended June 30, 2007, compared to $1.3 million for the three months ended June 30, 2006. The increase resulted primarily from increased balances and to a lesser extent, increased average rates of interest. The increase in balances resulted from the reinvestment of proceeds from sales of first mortgage loans during the fourth quarter of fiscal 2006, our public offering and the receipt of funds from new savings deposits. In addition, the average yield on mortgage-backed securities increased 63 basis points to 5.46% for the three months ended June 30, 2007 as compared to 4.83% for the three months ended June 30, 2006, due principally to increases in market interest rates.

Interest Expense. Interest expense increased $13.2 million, or 18%, to $87.3 million for the three months ended June 30, 2007 from $74.1 million for the three months ended June 30, 2006. The increase in interest expense resulted from increases in interest expense in each category of deposits and was partially offset by a decrease in interest expense on Federal Home Loan Bank advances.

Interest expense on NOW accounts increased $2.6 million, or 19%, to $16.5 million for the three months ended June 30, 2007 from $13.8 million for the three months ended June 30, 2006. The increase was caused primarily by a 43 basis point increase in the average rate we paid on NOW accounts to 4.08% for the three months ended June 30, 2007 from 3.65% for the three months ended June 30, 2006. We increased rates on deposits in response to increases in market interest rates. In addition, the average balance of NOW accounts increased $100 million, or 7%, to $1.6 billion for the three months ended June 30, 2007 from $1.5 billion for the three months ended June 30, 2006. The increase in NOW accounts reflects our customers’ pursuit of higher interest-paying deposit products during a period of rising market interest rates.

Interest expense on passbook savings and subscription proceeds increased $5.4 million, to $6.3 million for the three months ended June 30, 2007 from $0.9 million for the three months ended June 30, 2006. The increase was caused by a combination of (1) a 180 basis point increase in the average rate we paid on these accounts to 2.73% for the three months ended June 30, 2007 from 0.93% for the three months ended June 30, 2006; and (2) a $548 million increase in the average balance of these accounts to $920 million for the three months ended June 30, 2007 from $372 million for the three months ended June 30, 2006. The increases in both average rate and average balance resulted primarily from the introduction in early March 2007 of a new high yield savings account that offers depositors a yield of up to 5.10%. This yield has remained unchanged since March. The impact of subscription proceeds on interest expense was relatively modest ($0.5 million) for the three months ended June 30, 2007 with, of course, no impact during the three months ended June 30, 2006. We increased rates on deposits in response to increases in market interest rates.

The increases in the balances of high yield checking and high yield savings accounts reflect our belief that these types of deposits provide a stable source of funds that re-price in a manner similar to our equity loan products and therefore assist us in managing interest rate risk.

Interest expense on certificates of deposit increased $8.5 million, or 15%, to $64.3 million for the three months ended June 30, 2007 from $55.8 million for the three months ended June 30, 2006. Substantially all of the increase was caused by a 60 basis point increase in the average rate we paid on certificates of deposit to 4.76% for the three months ended June 30, 2007 from 4.16% for the three months ended June 30, 2006. We increased rates on deposits in response to increases in market interest rates. The average balance of certificates of deposit increased by $34.7 million, or less than 1%, to $5.40 billion for the three months ended June 30, 2007 from $5.37 billion for the three months ended June 30, 2006.

Interest expense on Federal Home Loan Bank advances decreased $3.4 million to $310 thousand for the three months ended June 30, 2007, from $3.7 million for the three months ended June 30, 2006. The decrease was caused by a decrease in our average balance of Federal Home Loan Bank advances. The average balance decreased $342 million to $25 million for the three months ended June 30, 2007 from $367 million for the three months ended June 30, 2006. Throughout the fiscal year ended September 30, 2006, we repaid nearly all of our Federal Home Loan Bank advances, without incurring prepayment penalties.

Net Interest Income. Net interest income increased by $3.0 million, or 6%, to $52.8 million for the three months ended June 30, 2007 from $49.8 million for the three months ended June 30, 2006. The increase resulted primarily from interest income earned on the proceeds from our public offering. While net interest income increased during the quarter, we nevertheless experienced a further compression of our interest rate spread and our net interest margin. Our interest rate spread decreased 48 basis points to 1.50% for the three months ended June 30, 2007 from 1.98% for the three months ended June 30, 2006, and our net interest margin decreased 14 basis points to 2.22% for the three months ended June 30, 2007 from 2.36% for the three months ended June 30, 2006. The decreases in our interest rate spread and net interest margin are consistent with flat or inverted U.S. Treasury yield curves. From June 30, 2004 to June 30, 2006, the Federal Reserve Board increased its target for the federal funds rate from 1.0% to 5.25%. Since June 30, 2006, the target rate has remained unchanged at 5.25%. While short-term market interest rates (which we generally use as a guide to price our deposits) have increased, longer-term market interest rates (which we generally use as a guide to price our longer-term loans) have not increased to the same degree. The compression in our net interest margin was partially offset by an increase in net interest-earning assets, which resulted primarily from the net proceeds of our public offering. Our net interest-earning assets increased $727 million, to $1.55 billion for the three months ended June 30, 2007 from $824 million for the three months ended June 30, 2006.

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

Based on our evaluation of the above factors, we recorded a provision for loan losses of $2.1 million for the three months ended June 30, 2007 and a provision of $1.0 million for the three months ended June 30, 2006. The provisions recorded reflected net chargeoffs of $1.1 million and $1.1 million for the three months ended June 30, 2007 and 2006, respectively. The allowance for loan losses was $23.8 million, or 0.30% of total loans receivable at June 30, 2007, compared to $19.3 million, or 0.25% of total loans receivable, at June 30, 2006. We increased the allowance for loan losses to reflect an increase in non-performing loans from June 30, 2006 to June 30, 2007. Nonperforming loans increased by $23.4 million to $95.9 million, or 1.22% of total loans, at June 30, 2007 from $72.5 million, or 0.93% of total loans, at June 30, 2006. The increase in nonperforming loans occurred primarily in our one- to four-family residential real estate mortgage loan portfolio, and included a $14.6 million increase in non-performing loans originated through our Home Today program, which was established in 2000. Through our Home Today program, we offer loans with our standard terms to borrowers who might not otherwise qualify for such loans. To qualify for our Home Today program, a borrower must complete financial management education and counseling and must be referred to us by a sponsoring organization with whom we have partnered as part of the program. Of our nonperforming loans, we had previously reported that we had one impaired loan with a principal balance of $2.3 million. During the quarter ended June 30, 2007 that loan was restructured into two loans. One loan of $1.7 million is performing as agreed. The second loan of $0.6 million is fully reserved.

We used the same general methodology in assessing the allowance at the end of the three-month periods. We believe we have recorded all losses that are both probable and reasonable to estimate for the three months ended June 30, 2007 and 2006.

Non-Interest Income. Non-interest income increased $12.6 million to $14.2 million for the three months ended June 30, 2007 from $1.6 million for the three months ended June 30, 2006. The increase was primarily caused by our recognizing losses of $0.6 million on loan sales for the three months ended June 30, 2007, compared to losses of $9.2 million on loan sales for the three months ended June 30, 2006. Additionally, a gain of $3.2 million was recognized in connection with the sale during the three months ended June 30, 2007, of a commercial office building owned by our subsidiary, Hazelmere California Limited Partnership (Hazelmere), a company that invests in commercial office buildings and leases them to unaffiliated parties.

Non-Interest Expense. Non-interest expense increased $60.0 million, to $88.7 million for the three months ended June 30, 2007 from $28.6 million for the three months ended June 30, 2006. The increase resulted from a number of factors, the most significant of which was the $55.0 million contribution expense incurred in conjunction with the formation of the Foundation as contemplated as a part of our public offering. The remainder of the increases occurred in the areas of salaries and employee benefit expense, marketing, and other operating expenses.

Salaries and employee benefits expense increased $3.0 million, or 20%, to $18.0 million for the three months ended June 30, 2007 from $14.9 million for the three months ended June 30, 2006. This increase is related primarily to $2.5 million of expense for the three months ended June 30, 2007 that resulted from the funding of our employee stock ownership plan, with the remainder reflective of normal employee salary adjustments. No employee stock ownership plan expense was recognized during the three months ended June 30, 2006.

Expenses associated with our marketing services increased $561 thousand, or 20%, to $3.4 million for the three months ended June 30, 2007 from $2.8 million for the three months ended June 30, 2006 due primarily to new programs undertaken to promote our equity line of credit product.

Office property and equipment expenses increased $578 thousand, or 13%, to $5.0 million for the three months ended June 30, 2007, from $4.4 million for the comparable period in fiscal 2006, due primarily to costs associated with normal technology-related infrastructure upgrades.

Contribution expense of $55.0 million, related to the formation of the Foundation in conjunction with our public stock offering in April 2007, was incurred during the three months ended June 30, 2007.

Other operating expenses increased $1.0 million, or 20%, to $5.9 million for the three months ended June 30, 2007 from $4.9 million for the three months ended June 30, 2006. Of the changes in this category, the largest was an increase of $612 thousand during the three months ended June 30, 2007 in expenses, disposition costs and losses associated with real estate owned parcels, followed by an increase of $222 thousand during the three months ended June 30, 2007 in costs related to our conversion to a public company.

Income Tax Expense. For the three months ended June 30, 2007, we recognized an income tax benefit of $6.5 million, or 27.5% of our loss before income taxes as compared to an income tax provision of $7.0 million, or 32.2% of earnings before income taxes for the three months ended June 30, 2006. Our provision for income taxes adjusts our cumulative income tax expense in accordance with our expectations for the full fiscal year. Our current estimate for the fiscal year ending September 30, 2007, is that our effective income tax rate will be 39.5%. This rate reflects the beneficial impact of our ownership of bank-owned life insurance, which is more than offset by our current estimate that a valuation allowance will be required with respect to the deferred tax asset generated by the charitable contribution expense carryforward that resulted from our contribution to the Foundation. For financial statement purposes, the entire $55 million contribution has been recognized as an expense during the three months ended June 30, 2007. However, under current Federal income tax regulations, charitable contribution deductions are limited to 10% of taxable income. Accordingly, our $55 million contribution will create a carryforward for income tax purposes and a deferred tax asset for financial statement purposes. Our current estimate is that a $4.0 million deferred tax valuation allowance will be required at September 30, 2007, and this valuation allowance adversely impacts our estimated annual effective tax rate. For the first nine months of the fiscal year ended September 30, 2006, our effective tax rate of 32.5% reflected the statutory rate of 35.0% adjusted for the beneficial impact of our ownership of bank owned life insurance. No deferred tax asset valuation reserves were required at June 30, 2006.

Comparison of Operating Results for the Nine Months Ended June 30, 2007 and 2006

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

	Nine Months Ended June 30, 2007				Nine Months Ended June 30, 2006
	Average Balance	Interest Income/ Expense		Yield/ Cost(1)	Average Balance	Interest Income/ Expense		Yield/ Cost(1)
	(Dollars in thousands)
Interest-earning assets:
Cash on hand and in banks	$15,204	$591		5.18%	$7,560	$162		2.86%
Federal funds sold	684,692	26,898		5.24%	580	20		4.60%
Investment securities	52,027	1,548		3.97%	40,532	1,134		3.73%
Mortgage-backed securities	327,618	13,059		5.31%	118,273	4,117		4.64%
Loans	7,680,778	347,653		6.04%	8,044,823	349,469		5.79%
Federal Home Loan Bank stock	58,368	2,618		5.98%	70,233	3,013		5.72%

Total interest-earning assets	8,818,687	392,367		5.93%	8,282,001	357,915		5.76%

Noninterest-earning assets	335,880				367,167

Total assets	$9,154,567				$8,649,168

Interest-bearing liabilities:
NOW accounts	$1,661,553	50,948		4.09%	$1,432,016	36,067		3.36%
Passbook savings and subscription proceeds	560,322	8,306		1.98%	392,026	2,731		0.93%
Certificates of deposit	5,462,386	190,961		4.66%	5,341,751	160,678		4.01%
FHLB advances	25,104	933		4.96%	330,010	9,401		3.80%

Total interest-bearing liabilities	7,709,365	251,148		4.34%	7,495,803	208,877		3.72%

Noninterest-bearing liabilities	157,987				155,971

Total liabilities	7,867,352				7,651,774
Shareholder’s equity	1,287,215				997,394

Total liabilities and shareholder’s equity	$9,154,567				$8,649,168

Net interest income		$141,219				$149,038

Interest rate spread (2)				1.59%				2.05%

Net interest-earning assets (3)	$1,109,322				$786,198

Net interest margin (4)		2.14	%(1)			2.40	%(1)

Average interest-earning assets to average interest-bearing liabilities	114.39%				110.49%

Selected performance ratios:
Return on average assets		0.15	%(1)			0.74	%(1)
Return on average equity		1.09	%(1)			6.45	%(1)
Average equity to average assets		14.06%				11.53%

(1)	Annualized
(2)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by total interest-earning assets.

General. Net income decreased $37.7 million, or 78%, to $10.6 million for the nine months ended June 30, 2007 from $48.3 million for the nine months ended June 30, 2006. The decrease was attributable primarily to the $55.0 million charitable contribution expense incurred in conjunction with the formation of the Foundation which was created at the time of our public stock offering in April 2007. Other factors that significantly impacted our earnings for the nine month periods are described below.

Interest Income. Interest income increased $34.5 million, or 10%, to $392 million for the nine months ended June 30, 2007 from $358 million for the nine months ended June 30, 2006. The increase in interest income resulted from both a higher level of interest earning assets in most categories as well as higher average yields in all categories, as more fully discussed below.

Interest income on federal funds sold was $26.9 million for the nine months ended June 30, 2007, compared to $20 thousand for the nine months ended June 30, 2006. The increase resulted from our maintaining higher levels of liquid assets during the nine months ended June 30, 2007, as our average balance of federal funds sold was $685 million for the nine months ended June 30, 2007 compared to $580 thousand for the nine months ended June 30, 2006. The higher average balances resulted from the combined effect of significant loan sales during the fourth quarter of fiscal 2006 and the proceeds of our stock offering, which was competed in April 2007. The average yield on federal funds sold increased 64 basis points to 5.24% for the nine months ended June 30, 2007 from 4.60% for the nine months ended June 30, 2006, primarily as a result of increases in market interest rates.

Interest income on mortgage-backed securities increased $8.9 million, to $13.1 million for the nine months ended June 30, 2007, compared to $4.1 million for the nine months ended June 30, 2006. The increase resulted primarily from increased balances and to a lesser extent, increased average rates of interest. The increase in balances resulted from the reinvestment of proceeds from our public stock offering as well as proceeds from sales of first mortgage loans and the receipt of funds from new savings deposits. The increased average rates of interest reflected the general trend of market interest rates.

Interest income on loans decreased $1.8 million, or 0.5%, to $348 million for the nine months ended June 30, 2007, compared to $349 million for the nine months ended June 30, 2006. The decrease reflected the reduced interest income derived from smaller average balances which exceeded the beneficial impact of increasing interest rates, particularly on the variable rate equity line of credit loans. The smaller average balance was due primarily to the sales of fixed-rate mortgage loans as part of our management of interest rate risk.

Interest Expense. Interest expense increased $42.3 million, or 20%, to $251 million for the nine months ended June 30, 2007 from $209 million for the nine months ended June 30, 2006. The increase in interest expense resulted from increases in interest expense in each category of deposits, partially offset by a decrease in interest expense on Federal Home Loan Bank advances.

Interest expense on NOW accounts increased $14.9 million, or 41%, to $50.9 million for the nine months ended June 30, 2007 from $36.1 million for the nine months ended June 30, 2006. The increase was caused primarily by a 73 basis point increase in the average rate we paid on NOW accounts to 4.09% for the nine months ended June 30, 2007 from 3.36% for the nine months ended June 30, 2006. We increased rates on deposits in response to increases in market interest rates. In addition, the average balance of NOW accounts increased $230 million, or 16%, to $1.7 billion for the nine months ended June 30, 2007 from $1.4 billion for the nine months ended June 30, 2006. The increase in NOW accounts reflects our customers’ pursuit of higher interest-paying deposit products during a period of rising market interest rates.

Interest expense on passbook savings and subscription proceeds increased $5.6 million, to $8.3 million for the nine months ended June 30, 2007 from $2.7 million for the nine months ended June 30, 2006. The increase was caused by a combination of (1) a 105 basis point increase in the average rate we paid on these accounts to 1.98% for the nine months ended June 30, 2007 from 0.93% for the nine months ended June 30, 2006; and (2) a $168 million increase in the average balance of these accounts to $560 million for the nine months ended June 30, 2007 from $392 million for the nine months ended June 30, 2006. The increases in both average rate and average balance resulted primarily from the introduction in early March 2007 of a new high yield savings account that offers depositors a yield of up to 5.10%. This yield has remained unchanged since March. The impact of subscription proceeds on interest expense was relatively modest ($0.7 million) for the nine months ended June 30, 2007 with, of course, no impact during the nine months ended June 30, 2006. We increased rates on deposits in response to increases in market interest rates.

The increases in the balances of high yield checking and high yield savings accounts reflect our belief that these types of deposits provide a stable source of funds that re-price in a manner similar to our equity loan products and therefore assist us in managing interest rate risk.

Interest expense on certificates of deposit increased $30.3 million, or 19%, to $191 million for the nine months ended June 30, 2007 from $161 million for the nine months ended June 30, 2006. Substantially all of the increase was caused by a 65 basis point increase in the average rate we paid on certificates of deposit to 4.66% for the nine months ended June 30, 2007 from 4.01% for the nine months ended June 30, 2006. We increased rates on deposits in response to increases in market interest rates. The average balance of certificates of deposit increased by $121 million, or 2%, to $5.5 billion for the nine months ended June 30, 2007 from $5.3 billion for the nine months ended June 30, 2006.

Interest expense on borrowed funds, which are comprised entirely of Federal Home Loan Bank advances, decreased $8.5 million, to $933 thousand for the nine months ended June 30, 2007 from $9.4 million for the nine months ended June 30, 2006. The decrease was caused by a decrease in our average balance of Federal Home Loan Bank advances. The average balance decreased $305 million to $25 million for the nine months ended June 30, 2007 from $330 million for the nine months ended June 30, 2006. During the fiscal year ended September 30, 2006, we repaid nearly all of our Federal Home Loan Bank advances, without incurring prepayment penalties.

Net Interest Income. Net interest income decreased by $7.8 million, or 5%, to $141 million for the nine months ended June 30, 2007 from $149 million for the nine months ended June 30, 2006. The decrease resulted from the compression of our interest rate spread and our net interest margin, as our interest rate spread decreased 46 basis points to 1.59% for the nine months ended June 30, 2007 from 2.05% for the nine months ended June 30, 2006, and our net interest margin decreased 26 basis points to 2.14% for the nine months ended June 30, 2007 from 2.40% for the nine months ended June 30, 2006. The decreases in our interest rate spread and net interest margin are consistent with an inverted

U.S. Treasury yield curve. From June 30, 2004 to June 30, 2006, the Federal Reserve Board increased its target for the federal funds rate from 1.0% to 5.25%. From June 30, 2006 through June 30, 2007 the target rate has remained at 5.25%. While short-term market interest rates (which we use as a guide to price our deposits) have increased, longer-term market interest rates (which we use as a guide to price our longer-term loans) have not increased to the same degree. The compression in our net interest margin was partially offset by an increase in net interest-earning assets which resulted primarily from the net proceeds of our public stock offering. Our net interest-earning assets increased $323 million, to $1.11 billion for the nine months ended June 30, 2007 from $786 million for the nine months ended June 30, 2006.

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

Based on our evaluation of the above factors, we recorded a provision for loan losses of $6.35 million for the nine months ended June 30, 2007 and a provision of $2.95 million for the nine months ended June 30, 2006. The provisions recorded reflected net chargeoffs of $3.2 million and $2.3 million for the nine months ended June 30, 2007 and 2006, respectively. The allowance for loan losses was $23.8 million, or 0.30% of total loans receivable, at June 30, 2007, compared to $19.3 million, or 0.25% of total loans receivable, at June 30, 2006. We increased the allowance for loan losses to reflect an increase in non-performing loans from June 30, 2006 to June 30, 2007. Nonperforming loans increased by $23.4 million to $95.9 million, or 1.22% of total loans, at June 30, 2007 from $72.5 million, or 0.93% of total loans, at June 30, 2006. The increase in nonperforming loans occurred almost entirely in our one- to four-family residential real estate mortgage loan portfolio, and included a $14.6 million increase in non-performing loans originated through our Home Today program. Of our nonperforming loans, we had previously reported that we had one impaired loan with a principal balance of $2.3 million. During the quarter ended June 30, 2007 that loan was restructured into two loans. One loan of $1.7 million is performing as agreed. The second loan of $0.6 million is fully reserved.

We used the same general methodology in assessing the allowance at the end of the six-month periods. We believe we have recorded all losses that are both probable and reasonable to estimate for the nine months ended June 30, 2007 and 2006.

Non-Interest Income. Non-interest income increased $26.2 million to $37.7 million for the nine months ended June 30, 2007 from $11.5 million for the nine months ended June 30, 2006. The increase was primarily caused by our recognizing losses of $1.0 million on loan sales for the nine months ended June 30, 2007, compared to $18.7 million of such losses for the nine months ended June 30, 2006. The increase was also caused by an increase in net income on private equity investments of $3.5 million, to $4.6 million for the nine months ended June 30, 2007 from $1.2 million for the nine months ended June 30,

2006. This increase reflected gains from private equity fund investments. Additionally, the other category of other non-interest income increased $3.1 million, to $10.5 million for the nine months ended June 30, 2007, from $7.4 million for the nine months ended June 30, 2006. This increase was due to a $3.2 million gain recognized in connection with the sale, during the three months ended June 30, 2007, of a commercial office building owned by our Hazelmere subsidiary, a company that invests in commercial office buildings and leases them to unaffiliated parties.

Non-Interest Expense. Non-interest expense increased $69.1 million, or 80%, to $155 million for the nine months ended June 30, 2007 from $86 million for the nine months ended June 30, 2006. The increase resulted primarily from the $55 million charitable contribution to the Foundation made in conjunction with our public stock offering in April 2007 and to a lesser extent from increases in salaries and employee benefit expense, in marketing expenses and in other operating expenses.

Salaries and employee benefits expense increased $8.3 million, or 18%, to $54.3 million for the nine months ended June 30, 2007 from $46.0 million for the nine months ended June 30, 2006. This increase is related primarily to $7.2 million of expense for the nine months ended June 30, 2007 that resulted from the funding our employee stock ownership plan, with the remainder reflective of normal employee salary adjustments. No employee stock ownership plan expense was recognized during the nine months ended June 30, 2006.

Expenses associated with our marketing services increased $2.1 million, or 26%, to $10.1 million for the nine months ended June 30, 2007 from $8.0 million for the nine months ended June 30, 2006 due primarily to new programs undertaken to promote our equity line of credit product.

Contribution expense of $55.0 million, related to the formation of the Foundation in conjunction with our public stock offering in April 2007, was incurred during the nine months ended June 30, 2007.

Other operating expenses increased $3.2 million, or 23%, to $17.0 million for the nine months ended June 30, 2007 from $13.8 million for the nine months ended June 30, 2006. Of the changes in this category, the largest was an increase of $1.6 million during the nine months ended June 30, 2007 when compared to the nine months ended June 30, 2006 in the expenses, disposition costs and losses associated with real estate owned parcels, and an increase of $518 thousand during the nine months ended June 30, 2007 in legal and professional fees reflecting the cost of preparing the organization for the reporting and disclosure requirements of a public company.

Income Tax Expense. The provision for income taxes was $6.9 million for the nine months ended June 30, 2007, compared to $23.2 million for the nine months ended June 30, 2006, reflecting a decrease in pre-tax income between the nine-month periods. Our effective tax rate was 39.5% for the nine months ended June 30, 2007 as compared to 32.5% for the nine months ended June 30, 2006. Our provision for income taxes adjusts our cumulative income tax expense in accordance with our expectations for the full fiscal year. Our current estimate for the fiscal year ending September 30, 2007, is that our effective income tax rate will be 39.5%. This rate reflects the beneficial impact of our ownership of bank-owned life insurance, which is more than offset by our current estimate that a valuation allowance will be required with respect to the deferred tax asset generated by the charitable contribution expense carryforward that resulted from our contribution to the Foundation. For financial statement purposes, the entire $55 million contribution has been recognized as an expense during the nine months ended June 30, 2007. However, under current Federal income tax regulations, charitable contribution deductions are limited to 10% of taxable income. Accordingly, our $55 million contribution will create a carryforward for income tax purposes and a deferred tax asset for financial statement purposes. Our current estimate is that a $4.0 million deferred tax valuation allowance will be required at September 30, 2007, and this valuation allowance adversely impacts our estimated annual effective tax rate. For the first nine months of the fiscal year ended September 30, 2006, our effective tax rate of 32.5% reflected the statutory rate of 35.0% adjusted for the beneficial impact of our ownership of bank owned life insurance. No deferred tax asset valuation reserves were required at June 30, 2006.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan sales and securitizations, loan repayments, advances from the Federal Home Loan Bank of Cincinnati, and maturities and sales of securities. In addition, we have the ability to collateralize borrowings in the wholesale markets. Of course, during the current year, access to the equity capital markets had a dramatic impact on our liquidity as evidenced by the $886 million net proceeds from our stock offering. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists to meet the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We seek to maintain a minimum liquidity ratio of (which we compute as the sum of cash and cash equivalents plus unpledged investment securities for which ready markets exist, divided by total assets) 2% or greater. For the nine month period ended June 30, 2007, our liquidity ratio averaged 12.42%. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2007.

We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities and the objectives of our asset/liability management program.

Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2007, cash and cash equivalents totaled $1.11 billion and reflect the lingering positive effects of our April 2007 stock offering. Because we originate a significant amount of loans that qualify for sale in the secondary market, our loans held for sale represent highly liquid assets. At June 30, 2007, we had $57 million of loans classified as held for sale. During the nine month period ended June 30, 2007, we sold $839 million of long-term, fixed rate loans. Investment securities classified as available-for-sale, which provide additional sources of liquidity, totaled $59 million at June 30, 2007. On that date, we had $25 million in borrowings from the FHLB outstanding.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows (unaudited) included in our Unaudited Interim Consolidated Financial Statements.

At June 30, 2007, we had $356 million in loan commitments outstanding. In addition to commitments to originate loans, we had $2.0 billion in unused lines of credit to borrowers. Certificates of deposit due within one year of June 30, 2007 totaled $3.1 billion, or 39.8% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, other deposit products, including certificates of deposit, Federal Home Loan Bank advances, or other collateralized borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2008. We believe, however, based on past experience, that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity is originating residential mortgage loans. During the nine month period ended June 30, 2007, we originated $1.27 billion of loans, and during the nine month period ended June 30, 2006, we originated $2.09 billion of loans. We purchased $631 million of securities during the nine month period ended June 30, 2007, and purchased no securities during the nine month period ended June 30, 2006.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced a net increase in total deposits of $420 million for the nine month period ended June 30, 2007 compared to a net increase of $224 million for the nine month period ended June 30, 2006. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Cincinnati, which provide an additional source of funds. Federal Home Loan Bank advances did not change during the nine month period ended June 30, 2007, compared to a net decrease of $211 million during the nine month period ended June 30, 2006.

Third Federal Savings and Loan is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2007, Third Federal Savings and Loan exceeded all regulatory capital requirements. Third Federal Savings and Loan is considered “well capitalized” under regulatory guidelines.

The net proceeds from the stock offering significantly increased our liquidity and capital resources. Over time, our current level of liquidity is expected to be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of loans. Our financial condition and results of operations have been enhanced by the net proceeds from the stock offering, and have resulted in increased net interest-earning assets and net interest income during the period following completion of the offering in April 2007. However, due to the increase in equity that resulted from the net proceeds of our stock offering, prospectively, our return on equity ratios will be adversely affected.

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

Intangible Assets. Acquisitions accounted for under purchase accounting must follow SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires us to record as assets on our financial statements both goodwill, an intangible asset which is equal to the excess of the purchase price that we pay for another company over the estimated fair value of the net assets acquired and identifiable intangible assets, such as core deposit intangibles and non-compete agreements. Under SFAS No. 142, we regularly evaluate goodwill for impairment, and we will reduce its carrying value through a charge to earnings if impairment exists. Core deposit and other identifiable intangible assets are amortized to expense over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The valuation techniques used by us to determine the carrying value of tangible and intangible assets acquired in acquisitions and the estimated lives of identifiable intangible assets involve estimates for discount rates, projected future cash flows and time period calculations, all of which are susceptible to change based on changes in economic conditions and other factors. Future events or changes in the estimates that we used to determine the carrying value of our goodwill and identifiable intangible assets or which otherwise adversely affect their value or estimated lives could have a material adverse impact on our results of operations. As of June 30, 2007, our intangible assets consisted of goodwill of $9.7 million.

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

Income Taxes. We consider accounting for income taxes a critical accounting policy due to the subjective nature of certain estimates that are involved in the calculation. We use the asset/liability method of accounting for income taxes in which deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. We must assess the realization of the deferred tax asset and, to the extent that we believe that recovery is not likely, a valuation allowance is established. Adjustments to increase or decrease the valuation allowance are charged or credited, respectively, to income tax expense. During the three months ended June 30, 2007, we determined that a $4.0 million deferred tax valuation allowance will be required with respect to the expected carryforward portion of our $55 million charitable contribution expense incurred in conjunction with the formation of the Third Federal Foundation. At June 30, 2007, $1.6 million of the required reserve had been recorded. The remaining $2.4 million will be recognized during the three months ended September 30, 2007. Although we have determined a valuation allowance is not required for any other deferred tax assets, there is no guarantee that those assets will be recognizable in the future.

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

General. The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. In general, our assets, consisting primarily of mortgage loans, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and limit the exposure of our net interest income to changes in market interest rates. Accordingly, our board of directors has established an Asset/Liability Management Committee, which is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors.

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

We sold $839 million of loans during the nine month period ended June 30, 2007. All of the loans sold during the nine month period were long-term, fixed-rate loans. We effected these sales to improve our interest rate risk position in the event of continued increases in market interest rates.

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

Net Portfolio Value. The Office of Thrift Supervision requires the computation of amounts by which the net present value of an institution’s cash flow from assets, liabilities and off balance sheet items (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates. The Office of Thrift Supervision provides all institutions that file a Consolidated Maturity/Rate Schedule as a part of their quarterly Thrift Financial Report with an interest rate sensitivity report of NPV. The Office of Thrift Supervision simulation model uses a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of NPV. Historically, the Office of Thrift Supervision model estimated the economic value of each type of asset, liability and off-balance sheet contract under the assumption that the United States Treasury yield curve increases or decreases instantaneously by 100 to 300 basis points in 100 basis point increments. However, in recent years, an NPV calculation for an interest rate decrease of greater than 200 basis points has not been prepared. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. On a quarterly basis, the Office of Thrift Supervision provides us the results of the interest rate sensitivity model, which is based on information we provide to the Office of Thrift Supervision to estimate the sensitivity of our NPV. The Office of Thrift Supervision’s calculation of the estimated changes in the NPV of the Association as of June 30, 2007 are not currently available.

The following table presents our internal calculations of the estimated changes in the Association’s NPV at June 30, 2007 that would result from the designated instantaneous changes in the United States Treasury yield curve.

				NPV as a Percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)		Estimated Increase (Decrease) in NPV		NPV Ratio (4)	Increase (Decrease) (basis points)
	Estimated NPV (2)	Amount	Percent
		(Dollars in thousands)
+300	$953,781	$(558,179)	(37)%	10.24%	(482)
+200	1,135,898	(376,062)	(25)%	11.89	(317)
+100	1,328,642	(183,318)	(12)%	13.56	(150)
—	1,511,960	—	—	15.06	—
-100	1,619,067	107,107	7	15.85	79
-200	1,586,453	74,493	5	15.47	41

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The preceding table reflects the positive impact to the Association’s estimated NPV that resulted from the portion of our stock offering proceeds that were added to the Association’s equity section.

Certain shortcomings are inherent in the methodologies used in determining interest rate risk through changes in NPV. Modeling changes in NPV require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV table presented above assumes that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the NPV table provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

Additionally, both the estimates prepared by the OTS, when provided, as well as our internal estimates are significantly impacted by the numerous assumptions used in preparing the NPV calculations. In general, the assumptions used by the OTS are, by necessity, more generic as their modeling framework must fit and be adaptable to all institutions subject to its regulation. Our internal model on the other hand, is tailored specifically to our organization which, we believe, improves the accuracy of our internally prepared NPV estimates.

Net Interest Income. In addition to NPV calculations, we analyze the Association’s sensitivity to changes in interest rates through our internal net interest income model. Net interest income is the difference between the interest income earned on interest-earning assets, such as loans and securities, and the interest paid on interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what the Association’s net interest income would be for a twelve-month period using Office of Thrift Supervision Pricing Tables for assumptions such as loan prepayment rates and deposit decay rates, and the Bloomberg forward yield curve for assumptions as to projected interest rates. We then calculate what the net interest income would be for the same period in the event of an instantaneous 200 basis point increase in market interest rates. As of June 30, 2007, we estimated that the Association’s net interest income for the twelve months ending June 30, 2008 would decrease by 10.46% in the event of an instantaneous 200 basis point increase in market interest rates.

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

On June 13, 2006, the Association was named as the defendant in a putative class action lawsuit, Gary A. Greenspan vs. Third Federal Savings and Loan, filed in the Cuyahoga County, Ohio Court of Common Pleas. The plaintiff has alleged that Third Federal Savings and Loan impermissibly charged customers a “document preparation fee” that included the cost of preparing legal documents relating to mortgage loans. The plaintiff has alleged that the Association should disgorge the document preparation fees because the document preparation constituted the practice of law and was performed by employees who are not licensed attorneys in the State of Ohio. The plaintiff seeks a refund of all document preparation fees from June 13, 2000 to the present (approximately $26.9 million from June 13, 2000 through March 31, 2007), as well as prejudgment interest, attorneys’ fees and costs of the lawsuit. Third Federal Savings and Loan Association vigorously disputes these allegations and answered the plaintiff’s complaint with a motion for judgment on the pleadings. On April 26, 2007 the Court of Common Pleas issued a final order which granted the Association’s motion. On May 11, 2007, the plaintiff appealed the final order of the Court of Common Pleas to the 8th District Court of Appeals (Cuyahoga County). The plaintiff has filed its appellate brief and the Association filed its answer brief on July 20, 2007. At this time, we are unable to predict an outcome, favorable or unfavorable, or to estimate the amount of any potential loss in this matter.

Item 1A.	Risk Factors

There have been no material changes in the “Risk Factors” disclosed in the Holding Company’s prospectus filed with the Securities and Exchange Commission on February 23, 2007 pursuant to Rule 424(b)(3) of the Securities Act of 1933 (file no. 333-139295).

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) On May 25, 2006 the Holding Company’s Board of Directors adopted a stock issuance plan. On December 13, 2006, the Holding Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (File No. 333-139295) with respect to the shares to be offered and sold pursuant to the stock issuance plan. The Holding Company registered for offer and sale 87,130,102 shares of common stock, par value $0.01 per share, at a sales price of $10.00 per share. The registration statement was declared effective by the Securities and Exchange Commission on February 12, 2007.

The public stock offering closed on April 20, 2007, and on April 23, 2007 the Common stock began trading on the Nasdaq National Market under the symbol “TFSL.”

In accordance with the stock issuance plan and pursuant to the registration statement, the shares of common stock were offered to eligible depositors of the Holding Company’s savings bank subsidiary, Third Federal Savings and Loan Association, the Association’s employee stock ownership plan and members of the general public. Sandler O’Neill & Partners, L.P. was engaged to assist in the marketing of the common stock. For their services, Sandler O’Neill received a fee of 0.65% of the aggregate dollar amount of the shares of common stock sold in the subscription and community offerings, excluding shares sold to the employee stock ownership plan, the 401(k) plan, Third Federal Foundation and to our officers, employees and directors and members of their immediate families.

The stock offering resulted in gross proceeds of $1.002 billion through the sale of 100,199,618 shares at $10.00 per share. Expenses related to the offering were approximately $9.1 million including the fee paid to Sandler O’Neill. The Holding Company recovered net proceeds from the initial public offering of $992.9 million and loaned $106.5 million to the Association’s employee stock ownership plan to enable it to purchase 10,653,024 shares of common stock in the offering. The remaining net proceeds were $886 million, of which $502 million was contributed to the Association in the form of additional paid in capital, and the remainder has been lent to the Association under the terms of an intercompany, revolving credit agreement.

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

TFS Financial Corporation

Dated: August 13, 2007	/s/ Marc A. Stefanski
Marc A. Stefanski
Chairman of the Board, President and Chief Executive Officer

Dated: August 13, 2007	/s/ David S. Huffman
David S. Huffman
Chief Financial Officer