Form 10-K
period 2007-09-30
TFS Financial CORP
filed 2007-12-21
CIK 1381668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007

or

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

(216) 441-6000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share

(Title of class)

The NASDAQ Stock Market, LLC

(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date.

At December 14, 2007 there were 332,318,750 shares of the Registrant’s common stock, par value $0.01 per share, outstanding, of which 227,119,132 shares, or 68.34% of the Registrant’s common stock, were held by Third Federal Savings & Loan Association of Cleveland, MHC, the Registrant’s mutual holding company.

DOCUMENTS INCORPORATED BY REFERENCE (to the Extent Indicated Herein)

Portions of the registrant’s Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

TFS Financial Corporation

PART I

Item 1.	Business

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

These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following important factors that could affect the actual outcome of future events:

•	significantly increased competition among depository and other financial institutions;

•	inflation and changes in the interest rate environment that reduce our interest margins or reduce the fair value of financial instruments;

•	general economic conditions, either nationally or in our market areas, that are worse than expected;

•	adverse changes in the securities markets;

•	adverse changes and volatility in credit markets;

•	legislative or regulatory changes that adversely affect our business;

•	our ability to enter new markets successfully and take advantage of growth opportunities, and the possible short-term dilutive effect of potential acquisitions or de novo branches, if any;

•	changes in consumer spending, borrowing and savings habits;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies and the Financial Accounting Standards Board;

•	inability of third-party providers to perform their obligations to us; and

•	changes in our organization, compensation and benefit plans.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. Please see Item 1A. Risk Factors, for a discussion of certain risks related to our business.

TFS FINANCIAL CORPORATION

TFS Financial Corporation (“we” “us” “our” or the “Company”) was organized in 1997 as the mid-tier stock holding company for Third Federal Savings and Loan Association of Cleveland (“Third Federal Savings and Loan” or the “Association”). We completed our initial public stock offering on April 20, 2007 and issued 100,199,618 shares of common stock, or 30.16% of our post-offering outstanding common stock, to subscribers in the offering. Additionally, at the time of the public offering, 5,000,000 shares of our common stock, or 1.50% of our outstanding shares, were issued to our newly formed charitable foundation, Third Federal Foundation (the “Foundation”). Third Federal Savings and Loan Association of Cleveland, MHC (“Third Federal Savings, MHC”), our mutual holding company parent, holds the remainder of our outstanding common stock (227,119,132 shares, or 68.34%). Net proceeds from our initial public stock offering were approximately $886 million and reflected the costs we incurred in completing the offering as well as a $106.5 million loan to the Third Federal Employee Stock Ownership Plan related to its acquisition of shares in the initial public offering.

Our ownership of the Association remains our primary business activity.

We also operate Third Capital, Inc. as a wholly-owned subsidiary.

As the holding company of Third Federal Savings and Loan, we are authorized to pursue other business activities permitted by applicable laws and regulations for savings and loan holding companies, which include making equity investments and the acquisition of banking and financial services companies. We have no plans for any mergers or acquisitions at the present time.

Our cash flow depends primarily on earnings from the investment of the portion of the net offering proceeds we retained, and any dividends we receive from Third Federal Savings and Loan and Third Capital, Inc. The majority of our officers are also officers of the Association. In addition, we use the services of the support staff of the Association from time to time. We may hire additional employees, as needed, to the extent we expand our business in the future.

THIRD CAPITAL, INC.

Third Capital, Inc. is a Delaware corporation that was organized in 1998 as our wholly-owned subsidiary. At September 30, 2007, Third Capital, Inc. had consolidated assets of $74 million, and for the fiscal year ended September 30, 2007, Third Capital, Inc. had consolidated net income of $5.3 million. Third Capital, Inc. has no separate operations other than as the holding company for its operating subsidiaries, and as a minority investor or partner in other entities. The following is a description of the entities in which Third Capital, Inc. is the owner, an investor or a partner.

Hazelmere Investment Group I, Ltd. and Hazelmere of California Limited Partnership. These entities engage in net lease transactions of commercial buildings in targeted United States markets. Third Capital, Inc. is a partner of each of these entities, receives a preferred return on amounts contributed to acquire investment properties and has a 70% ownership interest in remaining earnings. James Gascoigne, a director of the Company, indirectly owns or controls the majority of the remaining 30% ownership interest of these entities. During fiscal 2007, property owned by Hazelmere of California Limited Partnership was sold. A pre-tax gain of $3.2 million was recognized in connection with that sale. Overall, the Hazelmere entities had pre-tax income of $5.0 million during fiscal 2007.

Third Cap Associates, Inc. This corporation maintains minority investments in private equity funds, and also owns between 49% and 60% of three title agencies that provide escrow and settlement services in the State of Ohio, primarily to customers of Third Federal Savings and Loan. For the fiscal year ended September 30, 2007, Third Cap Associates, Inc. recorded net income of $2.8 million. Third Capital, Inc. also invests in private equity funds.

Third Capital Mortgage Insurance Company. This Vermont corporation reinsures private mortgage insurance on residential mortgage loans originated by Third Federal Savings and Loan. For the fiscal year ended September 30, 2007, Third Capital Mortgage Insurance Company incurred a net loss of $1.3 million.

THIRD FEDERAL SAVINGS AND LOAN ASSOCIATION OF CLEVELAND

General

Third Federal Savings and Loan is a federally chartered savings and loan association headquartered in Cleveland, Ohio that was organized in 1938. In May 1997, the Association reorganized into its current two-tier mutual holding company structure. The Association’s principal business consists of originating residential real estate mortgage loans and equity loans and lines of credit and attracting retail savings deposits.

The Association’s business strategy is to originate mortgage loans with interest rates that are competitive with those of similar products offered by other financial institutions in its markets. Similarly, the Association offers high-yield checking accounts and high-yield savings accounts and certificate of deposit accounts, each bearing interest rates that are competitive with similar products offered by other financial institutions in its markets. The Association expects to continue to pursue this business philosophy. While this strategy does not enable it to earn the highest rates of interest on loans it offers or pay the lowest rates on its deposit accounts, the Association believes that this strategy is the primary reason for its successful growth in the past.

The Association attracts retail deposits from the general public in the areas surrounding its main office and its branch offices. It also utilizes its internet website and its telephone call center to generate loan applications and attract retail deposits. In addition to residential real estate mortgage loans and equity loans and lines of credit, the Association originates residential construction loans. The Association retains in its portfolio the majority of the loans that it originates. Loans that the Association sells consist primarily of long-term, fixed-rate residential real estate mortgage loans. The Association retains the servicing rights on all loans that it sells. The Association’s revenues are derived primarily from interest on loans and, to a lesser extent, interest on interest-bearing deposits in other financial institutions, federal funds sold, and investment securities including mortgage-backed securities. The Association also generates revenues from fees and service charges. The Association’s primary sources of funds are deposits, borrowings, principal and interest payments on loans and securities and proceeds from loan sales.

The Association’s website address is www.thirdfederal.com. Information on that website is not and should not be considered a part of this document.

Market Area

Third Federal Savings and Loan conducts its operations from its main office in Cleveland, Ohio, and from 36 additional, full-service branches and eight loan production offices located throughout the states of Ohio and Florida. In Ohio, the Association’s 23 full-service offices are located in the northeast Ohio counties of Cuyahoga, Lake, Lorain, Medina and Summit, four loan production offices are located in the central Ohio county of Franklin (Columbus, Ohio) and four loan production offices are located in the southern Ohio county of Hamilton (Cincinnati, Ohio). In Florida, 14 full-service branches are located in the counties of Pasco, Pinellas, Hillsboro, Sarasota, Lee, Collier, Miami-Dade and Palm Beach.

Competition

The Association faces intense competition in its market areas both in making loans and attracting deposits. Its market areas have a high concentration of financial institutions, including large money center and regional banks, community banks and credit unions and it faces additional competition for deposits from money market funds, brokerage firms, mutual funds and insurance companies. Some of its competitors offer products and services that the Association currently does not offer, such as commercial business loans, trust services and private banking.

The majority of the Association’s deposits are held in its offices located in Cuyahoga County, Ohio. As of June 30, 2007 (the latest date for which information is publicly available), the Association had $4.3 billion of deposits in Cuyahoga County, and ranked fourth among all financial institutions with offices in the county in terms of deposits, with a market share of 8.85%. As of that date, the Association had $5.3 billion of deposits in the State of Ohio, and ranked 11th among all financial institutions in the state in terms of deposits, with a market share of 2.53%. As of June 30, 2007, the Association had $2.7 billion of deposits in the State of Florida, and ranked 22nd among all financial institutions in terms of deposits, with a market share of 0.72%.

From January 2007 through September 2007, the Association had the largest market share of conventional purchase mortgage loans originated in Cuyahoga County, Ohio. For the same period, it also had the largest market share of conventional purchase mortgage loans originated in Cuyahoga, Summit, Lake and Lorain counties, four of the largest northeast Ohio counties. In addition, based on the same statistic, the Association has consistently been one of the six largest conventional purchase mortgage loan lenders in Franklin County (Columbus, Ohio) and Hamilton County (Cincinnati, Ohio) since it entered those markets in 1999.

The Association’s primary strategy for increasing and retaining its customer base is to offer competitive deposit and loan rates and other product features, delivered with exceptional customer service, in each of the markets it serves.

Lending Activities

The Association’s principal lending activity is the origination of first mortgage loans to purchase or refinance residential real estate. Its current policies generally provide that it will maintain between 40% and 70% of its assets in fixed-rate, residential real estate, first mortgage loans and up to 20% of its assets in adjustable-rate, residential real estate, first mortgage loans, subject to its liquidity levels and the credit demand of its customers. The Association also originates a significant amount of equity loans and equity lines of credit, and, to a lesser extent, residential construction loans. At September 30, 2007, residential real estate mortgage loans totaled $6.1 billion, or 75.2% of our loan portfolio, equity loans and lines of credit totaled $1.9 billion, or 22.8% of our loan portfolio, and residential construction loans totaled $150.7 million, or 1.8% of our loan portfolio.

Loan Portfolio Composition. The following table sets forth the composition of the Association’s loan portfolio, by type of loan at the dates indicated, excluding loans held for sale.

	At September 30,
	2007		2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential non-Home Today	$5,842,827	71.5%	$5,278,290	69.4%	$5,257,601	67.5%	$4,572,814	61.9%	$4,305,605	63.5%
Residential Home Today	304,046	3.7	285,492	3.8	250,068	3.2	194,715	2.6	93,317	1.4
Equity loans and lines of credit(1)	1,867,899	22.8	1,803,900	23.7	1,965,604	25.2	2,301,777	31.1	2,091,660	30.8
Construction	150,695	1.8	207,634	2.7	270,136	3.5	236,681	3.2	208,175	3.1
Commercial	—	0.0	2,335	0.0	2,383	0.0	3,354	0.0	5,333	0.1

Consumer loans:
Automobile	5,627	0.1	15,676	0.2	33,410	0.4	70,647	1.0	65,732	1.0
Other	9,065	0.1	12,793	0.2	10,847	0.2	11,243	0.2	10,805	0.1

Total loans receivable	$8,180,159	100.0%	$7,606,120	100.00%	$7,790,049	100.00%	$7,391,231	100.00%	$6,780,627	100.00%

Deferred loan costs (fees)	(19,174)		(18,698)		(22,783)		(16,602)		(18,894)
Loans in process	(62,167)		(89,676)		(127,944)		(114,413)		(106,909)
Allowance for loan losses	(25,111)		(20,705)		(18,601)		(15,080)		(11,932)

Total loans receivable, net	$8,073,707		$7,477,041		$7,620,721		$7,245,136		$6,642,892

(1)	Includes bridge loans.

Loan Portfolio Maturities. The following table summarizes the scheduled repayments of the Association’s loan portfolio at September 30, 2007. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in the fiscal year ending September 30, 2008. Maturities are based on the final contractual payment date and do not reflect the impact of prepayments and scheduled principal amortization.

Due During the Years Ending September 30,	Residential Real Estate		Equity Loans and Lines of Credit(1)	Construction Loans	Automobile Loans	Other Consumer Loans	Total
	non-Home Today	Home Today
	(Dollars in thousands)
2008	$12,623	$—	$82,372	$37,525	$1,953	$8,490	$142,963
2009	11,701	3	5,249	22,407	3,292	—	42,652
2010	4,108	—	5,633	—	383	—	10,124
2011 to 2012	27,489	—	41,503	—	—	—	68,992
2013 to 2017	339,325	568	84,199	—	—	575	424,667
2018 to 2022	820,425	6,023	245,738	9,914	—	—	1,082,100
2022 and beyond	4,627,155	297,452	1,403,205	80,849	—	—	6,408,661

Total	$5,842,826	$304,046	$1,867,899	$150,695	$5,628	$9,065	$8,180,159

(1)	Includes bridge loans.

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at September 30, 2007 that are contractually due after September 30, 2008.

	Due After September 30, 2008
	Fixed	Adjustable	Total
	(Dollars In thousands)
Real estate loans:
Residential non-Home Today	$5,044,476	$785,727	$5,830,203
Residential Home Today	303,806	240	304,046
Equity Loans and Lines of Credit(1)	208,952	1,576,575	1,785,527
Construction	97,305	15,865	113,170

Consumer Loans:
Automobile	3,675	—	3,675
Other	575	—	575

Total	$5,658,789	$2,378,407	$8,037,196

(1)	Includes bridge loans.

Residential Real Estate Mortgage Loans. The Association’s primary lending activity is the origination of residential real estate mortgage loans. At September 30, 2007, $6.1 billion, or 75.2% of its total loan portfolio, consisted of residential real estate mortgage loans. The Association offers conforming and non-conforming, fixed-rate and adjustable-rate residential real estate mortgage loans with maturities of up to 30 years and maximum loan amounts generally of up to $2.0 million, although a substantial real estate mortgage loans are in amounts of $650,000 or less.

The Association currently offers fixed-rate conventional mortgage loans with terms of up to 30 years that are fully amortizing with monthly loan payments, and adjustable-rate mortgage loans that provide an initial fixed interest rate for one, three, or five years and then adjust annually that amortize over a period of up to 30 years. The Association originates fixed-rate mortgage loans with terms of less than 15 years, but at rates applicable to our 15-year loans. It also offers “interest only” loans, where the borrower pays interest for an initial period (one, three or five years), after which the loan converts to a fully amortizing loan. The Association’s Lowest Rate Guarantee program provides that, subject to the terms and conditions of the guarantee program, if a loan applicant finds a lower fixed interest rate on a residential real estate mortgage loan than the rate the Association offers, the Association will offer a lower rate or, after the applicant closes a loan with another lender at the lower interest rate, pay the loan applicant $1,000.

Residential real estate mortgage loans are generally underwritten according to Fannie Mae guidelines, and the Association refers to loans that conform to such guidelines as “conforming loans.” The Association generally originates both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Office of Federal Housing Enterprise Oversight, which is currently $417,000 for single-family homes. The Association also originates loans above the lending limit for conforming loans, which the Association refers to as “jumbo loans.” The Association generally underwrites jumbo loans in a manner similar to conforming loans. These jumbo loans are generally eligible for sale to various firms that specialize in purchasing non-conforming loans. Jumbo loans are not uncommon in the Association’s market areas.

The Association has always considered the promotion of home ownership a primary goal. In that regard, it offers affordable housing programs in all of its market areas. These programs are targeted toward low- and moderate-income home buyers. The Association’s primary program is called Home Today and is described in detail below. Recently, attention has focused on sub-prime lending and its negative effect on borrowers and financial markets alike. Borrowers in the Home Today program are not charged higher fees or interest rates than non-Home Today borrowers. Unlike sub-prime loans, these loans are not interest only or negative amortizing and contain no low initial payment features or adjustable interest rates. While the credit risk profile of the Association’s Home Today borrowers are generally higher risk than the credit risk profile of its non-Home Today borrowers, The Association attempts to mitigate that higher risk through the use of private mortgage insurance and continued pre- and post-purchase counseling. The Association’s philosophy has been to provide borrowers the opportunity for home ownership within their financial means. While the Home Today Program does have a higher risk characteristic The Association does not classify it as a sub-prime lending program based on the exclusion provided to community development loans in the Office of Thrift Supervision’s Expanded Guidance for Sub-prime Lending.

Through its Home Today program, the Association originates loans with its standard terms to borrowers who might not otherwise qualify for such loans. To qualify for the Association’s Home Today program, a borrower must complete financial management education and counseling and must be referred to the Association by a sponsoring organization with which the Association has partnered as part of the program. Borrowers must meet a minimum credit score threshold. The Association will originate loans with a loan-to-value ratio of up to 97% through its Home Today program, provided that any loan originated through this program with a loan-to-value ratio in excess of 80% must meet the underwriting criteria mandated by its private mortgage insurance carrier. Because the Association applies less stringent underwriting and credit standards to these loans, loans originated under the Home Today program have greater credit risk than traditional residential real estate mortgage loans. Effective October 2007, the private mortgage insurance carrier that provides coverage for the Home Today loans with loan-to-value ratios in excess of 80% has imposed more restrictive lending requirements that are expected to reduce significantly the volume of prospective Home Today lending. As of September 30, 2007, the Association had $304 million of loans outstanding that were originated through its Home Today program. See “—Non-performing and Problem Assets—Delinquent Loans” for a discussion of the asset quality of this portion of the Association’s loan portfolio.

The Association also originates loans under its High LTV program. These loans have loan-to-value ratios of 90% or greater, and may be a high as 97%. To qualify for this program, the loan applicant must satisfy more stringent underwriting criteria (credit score, income qualification, and other criteria). Borrowers do not obtain private mortgage insurance with respect to these loans. High LTV loans are originated with higher interest rates than the Association’s other residential real estate loans. The higher credit quality of this portion of the

Association’s portfolio offsets the risk of not requiring private mortgage insurance. While these loans are not initially covered by private mortgage insurance, the Association has negotiated with a private mortgage insurance carrier a contract under which, at the Association’s option, a pre-determined dollar amount of qualifying loans may be grouped and submitted to the carrier for pooled private mortgage insurance coverage. As of September 30, 2007, the Association had $263.2 million of loans outstanding that were originated through its High LTV program, $178.3 million of which the Association has insured through a mortgage insurance carrier.

For loans with loan-to-value ratios in excess of 80% but lower than 90%, the Association requires either private mortgage insurance or a higher interest rate. For loans with loan-to-value ratios of 90% that are not its High LTV loans, the Association requires private mortgage insurance.

The Association actively monitors its interest rate risk position to determine the desirable level of investment in fixed-rate mortgages. Depending on market interest rates and its capital and liquidity positions, the Association may retain all of its newly originated longer-term fixed-rate residential mortgage loans, the Association may sell all or a portion of such loans in the secondary mortgage market to government sponsored entities such as Fannie Mae or other purchasers, or the Association may securitize such loans by selling the loans in exchange for mortgage-backed securities. These securities can be sold more readily to meet its liquidity or interest rate risk management needs, and have a lower risk-weight than the underlying loans, which reduces the Association’s regulatory capital requirements. Almost all of the loans that the Association securitizes are fixed-rate mortgage loans.

During periods of low market interest rates, the Association may sell a substantial portion of its newly originated fixed-rate residential real estate mortgage loans. The Association currently retains the servicing rights on all loans sold in order to generate fee income and reinforce its commitment to customer service. For the fiscal year ended September 30, 2007, the Association received servicing fees related to these servicing rights of $22.3 million. As of September 30, 2007, the principal balance of loans serviced for others totaled $6.9 billion.

The Association currently offers several adjustable-rate mortgage loans secured by residential properties with interest rates that are fixed for an initial period ranging from one year to five years. The Association also offers adjustable-rate mortgage loans that are fully-amortizing and that provide for the repayment of interest, and not principal (“interest only” loans), during an initial period. After the initial fixed period, the interest rate on adjustable-rate mortgage loans is generally reset every year based upon a contractual spread or margin above the average yield on U.S. Treasury securities, adjusted to a constant maturity of one year, as published weekly by the Federal Reserve Board, subject to periodic and lifetime limitations on interest rate changes. All of its “interest only” loans and its traditional adjustable-rate mortgage loans with initial fixed-rate periods of one, three or five years have initial and periodic caps of two percentage points on interest rate changes, with a cap of six percentage points for the life of the loan. “Interest only” loans are not available for initial fixed periods of more than five years. Previously, the Association offered adjustable-rate mortgage loans with an initial fixed-rate period of seven years. Loans originated under that program have an initial cap of five percentage points on the changes in interest rate, with a two percentage point cap on subsequent changes and a cap of five percentage points for the life of the loan. Many of the borrowers who select adjustable-rate mortgage loans have shorter-term credit needs than those who select long-term, fixed-rate mortgage loans. The Association will permit borrowers to convert adjustable-rate mortgage loans into fixed-rate mortgage loans at no cost to the borrower. The Association does not offer “Option ARM” loans, where borrowers can pay less than the interest owed on their loan, resulting in an increased principal balance during the life of the loan.

Adjustable-rate mortgage loans generally present different credit risks than fixed-rate mortgage loans primarily because the underlying debt service payments of the borrowers increase as interest rates increase, thereby increasing the potential for default. Interest-only loans present different credit risks than fully amortizing loans, as the principal balance of the loan does not decrease during the interest-only period. As a result, the Association’s exposure to loss of principal in the event of default does not decrease during this period.

The Association requires title insurance on all of its residential real estate mortgage loans, and the Association also requires that borrowers maintain fire and extended coverage casualty insurance (and, if appropriate, flood insurance) in an amount at least equal to the lesser of the loan balance or the replacement cost of the improvements. A majority of its residential real estate mortgage loans have a mortgage escrow account from which disbursements are made for real estate taxes and flood insurance. The Association does not conduct environmental testing on residential real estate mortgage loans unless specific concerns for hazards are identified by the appraiser used in connection with the origination of the loan.

Equity Loans and Equity Lines of Credit. The Association offers equity loans and equity lines of credit, which are primarily secured by a second mortgage on residences. The Association also offers a equity lending product that is secured by a third mortgage; although the Association only originates this loan to borrowers where the Association also holds the second mortgage. At September 30, 2007, equity loans totaled $291 million, or 3.6%, of total loans receivable, and equity lines of credit totaled $1.6 billion, or 19.3%, of total loans receivable. Additionally, at September 30, 2007, the unadvanced amounts of equity lines of credit totaled $2.1 billion. The Association’s equity lending products include bridge loans, where a borrower can utilize the existing equity in his/her current home to fund the purchase of a new home before the current home is sold. As of September 30, 2007, bridge loans totaled $86 million, or 1.0% of total loans receivable, which is included in the total for equity loans, above.

The underwriting standards for equity loans and equity lines of credit include an evaluation of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. In the fall of 2007, the combined loan-to-value ratio (first and second mortgage liens) for equity loans and equity lines of credit was reestablished at a limit of 85%, (from a limit of 89.99% that was generally in effect from the spring of 2006 through the fall of 2007). The Association originates its equity loans and equity lines of credit without application fees (except for bridge loans) or borrower-paid closing costs. Equity loans are offered with fixed interest rates, fully amortizing and with terms of up to 15 years. The Association’s equity lines of credit are offered with adjustable rates of interest indexed to the prime rate, as reported in The Wall Street Journal. The Association’s Lowest Rate Guarantee program provides that, subject to the terms and conditions of the guarantee program, if a loan applicant or current equity line of credit borrower finds and qualifies for a better interest rate on a similar product with another lender, the Association will offer a lower rate or, if they close under the rate and terms presented with respect to the other lender, the Association will pay the loan applicant or borrower $500.

Bridge loans are originated for a one-year term, with no prepayment penalties. These loans have fixed interest rates, and are limited to a combined 85% loan-to-value ratio (first and second mortgage liens). The Association charges a closing fee with respect to bridge loans.

Construction Loans. The Association originates construction loans for the purchase of developed lots and for the construction of single-family residences. Construction loans are offered to individuals for the construction of their personal residences by a qualified builder (construction/permanent loans), and to qualified builders (builder loans). At September 30, 2007, construction loans totaled $150.7 million, or 1.8% of total loans receivable. At September 30, 2007, the unadvanced portion of these construction loans totaled $62.2 million.

The Association’s construction/permanent loans generally provide for disbursements to the builder or sub-contractors during the construction phase as work progresses. During the construction phase, the borrower only pays interest on the drawn balance. Upon completion of construction, the loan converts to a permanent amortizing loan without the expense of a second closing. The Association offers construction/permanent loans with fixed or adjustable rates, and a maximum loan-to-completed-appraised value ratio of 97%. At September 30, 2007, the Association’s construction/permanent loans totaled $90.8 million, or 1.1% of total loans receivable.

The Association’s builder loans consist of loans for homes that have been pre-sold as well as loans to developers that build homes before a buyer has been identified. The Association does not make land loans to developers for the acquisition and development of raw land. Construction loans to developers are limited to an 85% loan-to-completed-appraised value ratio for homes that are under contract for purchase and a 75% loan-to-completed-appraised value ratio for loans where no buyer has been identified. The interest rates are based on and adjust with the prime rate of interest, and are for terms of up to two years. As of September 30, 2007, the Association’s builder loans totaled $59.9 million, or 0.7% of total loans receivable.

Before making a commitment to fund a construction loan, the Association requires an appraisal of the property by an independent licensed appraiser. The Association generally also reviews and inspects each property before disbursement of funds during the term of the construction loan.

Construction financing generally involves greater credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction cost proves to be inaccurate, the Association may be required to advance additional funds beyond the amount originally committed in order to protect the value of the property. Moreover, if the estimated value of the completed project proves to be inaccurate, the borrower may hold a property with a value that is insufficient to assure full repayment of the construction loan upon the sale of the property.

Loan Originations, Purchases, Sales, Participations and Servicing. Lending activities are conducted primarily by the Association’s loan personnel (all of whom are salaried employees) operating at our main and branch office locations and at our loan production offices. All loans that the Association originates are underwritten pursuant to its policies and procedures, which incorporate Fannie Mae underwriting guidelines to the extent applicable. The Association originates both adjustable-rate and fixed-rate loans. Its ability to originate fixed- or adjustable-rate loans is dependent upon the relative customer demand for such loans, which is affected by current market interest rates as well as anticipated future market interest rates. The Association’s loan origination and sales activity may be adversely affected by a rising interest rate environment that typically results in decreased loan demand. Most of the Association’s residential real estate mortgage loan originations are generated by its in-house loan representatives, by referrals from existing or past customers, by referrals from local builders and real estate brokers, from calls to its telephone call center and from its internet website. The Association has a relationship with only one mortgage broker, which is affiliated with a national builder. During the fiscal year ended September 30, 2007, the Association originated $96.8 million of loans through this relationship. All such loans are underwritten to conform to the Association’s loan underwriting policies and procedures. The Association also advertises extensively throughout its market area.

The Association decides whether to retain the loans that it originates, sell loans in the secondary market or securitize loans after evaluating current and projected market interest rates, its interest rate risk objectives, its liquidity needs and other factors. The Association securitized and sold $894.5 million of residential real estate mortgage loans (all fixed-rate loans, and primarily with 30-year terms) during the fiscal year ended September 30, 2007, and it held $108 million of loans for sale in the secondary market at September 30, 2007. The fixed-rate mortgage loans that the Association originated and retained during the fiscal year ended September 30, 2007 consisted primarily of loans with 30-year terms.

The Association primarily sells its loans without recourse. Historically, the Association has retained the servicing rights on all residential real estate mortgage loans that it has sold, and intends to continue this practice in the future. At September 30, 2007, the Association serviced loans owned by others with a principal balance of $6.9 billion. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. The Association retains a portion of the interest paid by the borrower on the loans it services as consideration for its servicing activities. The Association did not enter into any loan participations during the fiscal year ended September 30, 2007.

Loan Approval Procedures and Authority. The Association’s lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by its board of directors. The loan approval process is intended to assess the borrower’s ability to repay the loan and the value of the property that will secure the loan. To assess the borrower’s ability to repay, the Association reviews the borrower’s employment and credit history and information on the historical and projected income and expenses of the borrower.

The Association’s policies and loan approval limits are established by its board of directors. The Association’s board of directors has delegated authority to its Executive Committee (consisting of the Association’s Chief Executive Officer and two directors) to review and assign lending authorities to certain individuals of the Association to consider and approve loans within their designated authority. Residential real estate mortgage loans and construction loans in amounts above $650,000 require the approval of two individuals with designated underwriting authority. Loans in amounts below $650,000, including equity loans and equity lines of credit (which the Association caps at $250,000) require the approval of one individual with designated underwriting authority. All loans that are approved by designated individuals are reviewed and ratified by the Executive Committee on a weekly basis.

The Association also maintains automated underwriting systems for point-of-sale approvals of residential real estate mortgage loans, equity loans and equity lines of credit. Applications for loans in amounts no greater than the conforming loan limit that meet certain credit and income criteria may receive a full approval with respect to the amount of credit available and the subject property. If the property securing the loan cannot be valued using an automated valuation model, the borrower may receive a credit approval only. Applications for loan amounts in excess of the conforming loan limit may only receive a credit approval, subject to an appraisal of the subject property.

The Association generally requires independent third-party appraisals of real property securing loans for loan amounts in excess of $250,000, although the Association may rely on alternative property valuation methods for loans up to the conforming loan limit. The Association obtains valuations or appraisals for all loans even if an appraisal is not required. The Association uses an automated valuation model to value most loans of $250,000 or less. Appraisals are performed by independent licensed appraisers. All appraisers are approved by its board of directors annually.

Non-performing and Problem Assets. Within 15 days of a borrower’s delinquency, the Association attempts personal, direct contact with the borrower to determine the reason for the delinquency, to ensure that the borrower correctly understands the terms of the loan and to emphasize the importance of making payments on or before the due date. If necessary, subsequent late charges and delinquent notices are issued and the borrower’s account will be monitored on a regular basis thereafter. The Association also mails system-generated reminder notices on a monthly basis. When a loan is more than 30 days past due, the Association attempts to contact the borrower and develop a plan of repayment. By the 90th day of delinquency, the Association may recommend foreclosure. By this date, if a repayment agreement has not been established, or if an agreement is established but is subsequently broken, the borrower’s credit file is reviewed and, if considered necessary, information is updated or confirmed and the property securing the loan is re-evaluated. A summary report of all loans 30 days or more past due is provided to the Association’s board of directors.

Loans are automatically placed on non-accrual status when payment of principal or interest is more than 90 days delinquent. Loans are also placed on non-accrual status if collection of principal or interest in full is in doubt or if the loan has been restructured. When loans are placed on a non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received. The loan may be returned to accrual status if unpaid principal and interest are repaid so that the loan is less than 90 days delinquent.

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At September 30,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
Residential non-Home Today	$21,746	$22,420	$21,527	$20,542	$19,739
Residential Home Today	55,653	40,153	25,724	9,335	914
Equity loans and lines of credit(1)	31,467	15,867	13,220	7,725	5,053
Construction	4,659	1,266	630	679	815
Commercial	—	—	—	13	50
Consumer loans:
Automobile loans	—	3	33	23	17
Other	—	—	5	16	17

Total	113,525	79,709	61,139	38,333	26,605

Accruing loans 90 days or more past due:
Real estate loans:
Residential non-Home Today	—	—	—	—	250
Residential Home Today	—	—	—	—	—
Equity loans and lines of credit(1)	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer loans:
Automobile loans	—	—	—	—	—
Other	—	—	—	—	—

Total loans 90 days or more past due	—	—	—	—	250

Total non-performing loans	113,525	79,709	61,139	38,333	26,855

Real estate owned	9,903	6,895	6,308	1,480	2,452
Other non-performing assets	—	—	—	—	—

Total non-performing assets	$123,428	$86,604	$67,447	$39,813	$29,307

Troubled debt restructurings:
Real estate loans:
Residential non-Home Today	—	—	157	69	—
Residential Home Today	—	—	—	—	—
Equity loans and lines of credit(1)	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer loans:
Automobile loans	—	—	—	—	—
Other	—	—	—	—	—

Total	$—	$—	$157	$69	$—

Ratios:
Total non-performing loans to total loans	1.39%	1.05%	0.78%	0.52%	0.40%
Total non-performing loans to total assets	1.10%	0.93%	0.69%	0.45%	0.32%
Total non-performing assets to total assets	1.20%	1.01%	0.76%	0.47%	0.35%

(1)	Includes bridge loans.

For the year ended September 30, 2007, gross interest income that would have been recorded had the non-accruing loans been current in accordance with their original terms was $561 thousand. Interest income recognized on such loans for the year ended September 30, 2007 was not material. See “—Delinquent Loans.”

Delinquent Loans. The following table sets forth loan delinquencies by type and by amount at the dates indicated.

	Loans Delinquent For
	30-89 Days		90 Days and Over		Total
	Number(1)	Amount	Number(1)	Amount	Number(1)	Amount
	(Dollars in thousands)
At September 30, 2007
Real estate loans:
Residential non-Home Today	278	$23,276	244	$21,746	522	$45,022
Residential Home Today	292	26,775	600	55,653	892	82,428
Equity loans and lines of credit(2)	536	24,795	500	31,467	1,036	56,262
Construction	5	595	30	4,659	35	5,254
Commercial	—	—	—	—	—	—
Consumer loans:
Automobile loans	20	95	—	—	20	95
Other	—	—	—	—	—	—

Total	1,131	$75,536	1,374	$113,525	2,505	$189,061

At September 30, 2006
Real estate loans:
Residential non-Home Today	235	$18,337	280	$22,420	515	$40,757
Residential Home Today	309	29,107	431	40,153	740	69,260
Equity loans and lines of credit(2)	500	23,447	290	15,867	790	39,314
Construction	5	595	12	1,266	17	1,861
Commercial	—	—	—	—	—	—
Consumer loans:
Automobile loans	53	365	1	3	54	368
Other	—	—	—	—	—	—

Total	1,102	$71,851	1,014	$79,709	2,116	$151,560

At September 30, 2005
Real estate loans:
Residential non-Home Today	250	$19,099	295	$21,527	545	$40,626
Residential Home Today	296	27,275	280	25,724	576	52,549
Equity loans and lines of credit(2)	432	17,819	264	13,220	696	31,039
Construction	—	—	6	630	6	630
Commercial	—	—	—	—	—	—
Consumer loans:
Automobile loans	55	554	8	33	63	587
Other	—	—	1	5	1	5

Total	1,033	$64,747	854	$61,139	1,887	$125,885

At September 30, 2004
Real estate loans:
Residential non-Home Today	167	$11,234	277	$20,542	444	$31,776
Residential Home Today	169	15,209	101	9,335	270	24,544
Equity loans and lines of credit(2)	305	11,419	142	7,725	447	19,144
Construction	7	1,061	6	679	13	1,740
Commercial	1	7	3	13	4	20
Consumer loans:
Automobile loans	112	1,135	2	23	114	1,158
Other	14	73	8	16	22	89

Total	775	$40,138	539	$38,333	1,314	$78,471

At September 30, 2003
Real estate loans:
Residential non-Home Today	242	$15,884	268	$19,739	510	$35,623
Residential Home Today	55	5,136	10	914	65	6,050
Equity loans and lines of credit(2)	291	8,859	123	5,053	414	13,912
Construction	12	825	8	815	20	1,640
Commercial	—	—	6	50	6	50
Consumer loans:
Automobile loans	105	1,230	4	17	109	1,247
Other	12	74	8	17	20	91

Total	717	$32,008	427	$26,605	1,144	$58,613

(1)	Number of delinquent loans at September 30, 2004, and 2003 does not reflect information with respect to Ohio Central Savings, as such information is not available. Amount of delinquent loans includes information with respect to Ohio Central Savings.
(2)	Includes bridge loans.

Loans originated under the Home Today program, where the Association provides loans with its standard terms to borrowers who might not otherwise qualify for such loans, have greater credit risk than traditional residential real estate mortgage loans. At September 30, 2007, we had $304 million of loans that were originated under the Home Today program, 27% of which were delinquent 30 days or more in repayments, compared to 1.4% for the portfolio of non-Home Today loans as of that date. At September 30, 2007, $55.6 million of loans originated under the Home Today program were non-accruing loans, representing 49% of total non-accruing loans as of that date.

Real Estate Owned. Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until sold. When property is acquired it is recorded at the lower of cost or estimated fair market value at the date of foreclosure, establishing a new cost basis. Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions, less the estimated costs to sell the property. Holding costs and declines in estimated fair market value result in charges to expense after acquisition. At September 30, 2007, we had $9.9 million in real estate owned.

Classification of Assets. Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are required to be designated as special mention.

When we classify assets as either substandard or doubtful, we allocate a portion of the related general loss allowances to such assets as we deem prudent. The allowance for loan losses is the amount estimated by management as necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. When we classify a problem asset as loss, we provide a specific reserve for that portion of the asset that is uncollectible. Our determination as to the classification of our assets and the amount of our loss allowances are subject to review by our principal federal regulator, the Office of Thrift Supervision, which can require that we establish additional loss allowances. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of our review of our assets at September 30, 2007, classified assets consisted of substandard assets of $123.2 million, doubtful assets of $26 thousand and loss assets of $539 thousand. As of September 30, 2007, we did not have any individual assets classified as substandard with balances exceeding $1 million. The classified assets total includes $113.5 million of nonperforming loans. As of September 30, 2007, we had $55.4 million of assets designated as special mention.

Allowance for Loan Losses

We provide for loan losses based on the allowance method. Accordingly, all loan losses are charged to the related allowance and all recoveries are credited to it. Additions to the allowance for loan losses are provided by charges to income based on various factors which, in our judgment, deserve current recognition in estimating probable losses. We regularly review the loan portfolio and make provisions for loan losses in order to maintain the allowance for loan losses in accordance with accounting principles generally accepted in the United States of America. The allowance for loan losses consists of three components:

(1)	specific allowances established for any impaired loans (generally construction loans and equity lines of credit, and occasionally residential real estate mortgage loans) for which the recorded investment in the loan exceeds the measured value of the loan;

(2)	general allowances for loan losses for each loan type based on historical loan loss experience; and

(3)	adjustments to historical loss experience (general allowances), maintained to cover uncertainties that affect our estimate of probable losses for each loan type.

The adjustments to historical loss experience are based on our evaluation of several factors, including:

•	delinquency statistics (both current and historical) and the factors behind delinquency trends;

•	the status of loans in foreclosure, real estate in judgment and real estate owned;

•	the composition of the loan portfolio;

•	national, regional and local economic factors;

•	asset disposition loss statistics (both current and historical); and

•	the current status of all assets classified during the immediately preceding meeting of the Asset Classification Committee.

We evaluate the allowance for loan losses based upon the combined total of the specific, historical loss and general components. Generally when the loan portfolio increases, absent other factors, the allowance for loan loss methodology results in a higher dollar amount of estimated probable losses than would be the case without the increase. Generally when the loan portfolio decreases, absent other factors, the allowance for loan loss methodology results in a lower dollar amount of estimated probable losses than would be the case without the decrease.

As described in “Non-performing and Problem Assets—Delinquent Loans,” loans originated under the Home Today program have greater credit risk than traditional residential real estate mortgage loans. At September 30, 2007, we had $304 million of loans that were originated under our Home Today program, 27% of which were delinquent 30 days or more in repayments, compared to 1.4% for our portfolio of non-Home Today loans as of that date.

Construction loans generally have greater credit risk than traditional residential real estate mortgage loans. The repayment of these loans depends upon the sale of the property to third parties or the availability of permanent financing upon completion of all improvements. In the event we make a loan on property that is not yet approved for the planned development, there is the risk that approvals will not be granted or will be delayed. These events may adversely affect the borrower and the collateral value of the property. Construction loans also expose us to the risk that improvements will not be completed on time in accordance with specifications and projected costs. In addition, the ultimate sale or rental of the property may not occur as anticipated.

We periodically evaluate the carrying value of loans and the allowance is adjusted accordingly. While we use the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations. In addition, as an integral part of its examination process, the Office of Thrift Supervision periodically reviews the allowance for loan losses. The Office of Thrift Supervision may require us to recognize additions to the allowance based on its analysis of information available to it at the time of its examination. For more on loan losses, see “Management’s Discussion and Analysis.”

The following table sets forth activity in our allowance for loan losses for the fiscal years indicated.

	At or For the Years Ended September 30,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Allowance balance (beginning of year)	$20,705	$18,601	$15,080	$11,932	$10,367

Charge-offs:
Real estate loans:
Residential non-Home Today	1,248	487	468	307	985
Residential Home Today	1,118	1,434	11	—	—
Equity loans and lines of credit(1)	2,839	2,631	1,750	1,875	1,289
Construction	—	—	—	—	—
Commercial	517	—	—	—	9
Consumer loans:
Automobile loans	9	51	—	16	36
Other	7	—	59	63	241

Total charge-offs	5,738	4,603	2,288	2,261	2,560

Recoveries:
Real estate loans:
Residential non-Home Today	271	89	—	—	93
Residential Home Today	251	49	—	—	—
Equity loans and lines of credit(1)	22	519	—	175	213
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer loans:
Automobile loans	—	—	—	3	18
Other	—	—	2	18	12

Total recoveries	544	657	2	196	336

Net charge-offs	(5,194)	(3,946)	(2,286)	(2,065)	(2,224)
Reduction due to sale of subsidiary	—	—	(193)	—	—
Transfer to held for sale	—	—	—	(309)	—
Provision for loan losses	9,600	6,050	6,000	5,522	3,789

Allowance balance (end of year)	$25,111	$20,705	$18,601	$15,080	$11,932

Ratios:
Net charge-offs to average loans outstanding	0.07%	0.05%	0.03%	0.03%	0.03%
Allowance for loan losses to non-performing loans at end of year	22.12%	25.98%	30.42%	39.34%	44.43%
Allowance for loan losses to total loans at end of year	0.31%	0.27%	0.24%	0.20%	0.18%

(1)	Includes bridge loans.

Allocation of Allowance for Loan Losses. The following table sets forth the allowance for loan losses allocated by loan category, the total loan balances by category, and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At September 30,
	2007			2006			2005
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential non-Home Today	$4,781	19.1%	71.5%	$4,636	22.0%	69.4%	$5,487	29.5%	67.5%
Residential Home Today	6,361	25.3	3.7	4,879	24.0	3.8	1,613	8.7	3.2
Equity loans and lines of credit(1)	13,141	52.3	22.8	9,724	47.0	23.7	9,924	53.4	25.2
Construction	778	3.1	1.8	414	2.0	2.7	300	1.6	3.5
Commercial	23	0.1	0.0	975	4.7	0.0	1,118	6.0	0.0
Consumer loans:
Automobile loans	25	0.1	0.1	75	0.3	0.2	155	0.8	0.4
Other	2	0.0	0.1	2	0.0	0.2	4	0.0	0.2

Total allocated allowance	25,111	100.0	100.0	20,705	100.0	100.0	18,601	100.0	100.0
Unallocated allowance	0	0.0	0.0	0	0.0	0.0	0	0.0	0.0

Total allowance for loan losses	$25,111	100.0%	100.0%	$20,705	100.0%	100.0%	$18,601	100.0%	100.0%

	At September 30,
	2004			2003
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential non-Home Today	$3,933	26.0%	61.9%	$3,975	33.3%	63.5%
Residential Home Today	567	3.8	2.6	90	0.8	1.4
Equity loans and lines of credit(1)	8,596	57.0	31.1	6,082	51.0	30.8
Construction	442	2.9	3.2	622	5.2	3.1
Commercial	1,138	7.6	0.0	188	1.6	0.1
Consumer loans:
Automobile loans	393	2.6	1.0	353	2.9	1.0
Other	11	0.1	0.2	40	0.3	0.1

Total allocated allowance	15,080	100.0	100.0	11,350	95.1	100.0
Unallocated allowance	0	0.0	0.0	582	4.9	0.0

Total allowance for loan losses	$15,080	100.0%	100.0%	$11,932	100.0%	100.0%

(1)	Includes bridge loans.

Investments

The Association’s board of directors is responsible for establishing and overseeing its investment policy. The investment policy is reviewed at least annually by management and any changes to the policy are recommended to the board of directors and are subject to its approval. This policy dictates that investment decisions be made based on the safety of the investment, liquidity requirements, potential returns, the ability to provide collateral for pledging requirements, and consistency with our interest rate risk management strategy. The Association’s Investment Committee, which consists of its chief operating officer, chief financial officer and other members of management, oversee its investing activities and strategies. The portfolio manager is responsible for making securities portfolio decisions in accordance with established policies. The portfolio manager has the authority to purchase and sell securities within specific guidelines established by the investment policy, but historically the portfolio manager has executed purchases only after extensive discussions with other Investment Committee members. All transactions are formally reviewed by the Investment Committee at least quarterly. In addition, all investment transactions are reviewed by the Executive Committee of the Association’s board of directors within 60 days of the transaction date to determine compliance with our investment policy. Any investment which, subsequent to its purchase, fails to meet the guidelines of the policy is reported to the Investment Committee, which decides whether to hold or sell the investment.

The Association’s current investment policy requires that it invests primarily in debt securities issued by the U.S. Government, agencies of the U.S. Government or U.S. Government-sponsored enterprises. The policy also permits investments in mortgage-backed securities, including pass-through securities issued and guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae as well as collateralized mortgage obligations (“CMOs”) and real estate mortgage investment conduits (“REMICS”) issued or backed by securities issued by these government-sponsored enterprises. The investment policy also permits investments in asset-backed securities, banker’s acceptances, money market funds, term federal funds, repurchase agreements and reverse repurchase agreements.

The Association’s current investment policy does not permit investment in municipal bonds, corporate debt obligations, preferred or common stock of government agencies or government-sponsored enterprises or equity securities other than its required investment in the common stock of the Federal Home Loan Bank of Cincinnati and its investment in the common stock of Fannie Mae required to maintain its status as a qualified Fannie Mae lender. As of September 30, 2007, we held no asset-backed securities or securities with sub-prime credit risk exposure. As a federal savings association, Third Federal Savings and Loan is not permitted to invest in equity securities. This general restriction does not apply to the Company.

The Association’s current investment policy prohibits hedging through the use of such instruments as financial futures, interest rate options and swaps, without specific approval from its board of directors.

Statement of Financial Accounting Standards No. 115 requires that, at the time of purchase, we designate a security as held to maturity, available-for-sale, or trading, depending on our ability and intent. Securities designated as available-for-sale are reported at fair value, while securities designated as held to maturity are reported at amortized cost. We do not have a trading portfolio.

Our investment portfolio at September 30, 2007, consisted of $56.0 million of U.S. Government and federal agency obligations, $36.4 million in primarily fixed-rate securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae, and $782.4 million of REMICs.

U.S. Government and Federal Agency Obligations. While U.S. Government and federal agency securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes, as collateral for borrowings and as an interest rate risk hedge in the event of significant mortgage loan prepayments.

Mortgage-Backed Securities. We purchase mortgage-backed securities insured or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. We invest in mortgage-backed securities to achieve positive interest rate spreads with minimal administrative expense, and to lower our credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae or Ginnie Mae.

Mortgage-backed securities are created by the pooling of mortgages and the issuance of a security with an interest rate that is less than the interest rate on the underlying mortgages. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although we invest primarily in mortgage-backed securities backed by one- to four-family mortgages. The issuers of such securities (generally Ginnie Mae, a U.S. Government agency, and government sponsored enterprises, such as Fannie Mae and Freddie Mac) pool and resell the participation interests in the form of securities to investors such as the Association, and guarantee the payment of principal and interest to investors. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. However, mortgage-backed securities are more liquid than individual mortgage loans since there is an active trading market for such securities. In addition, mortgage-backed securities may be used to collateralize our specific liabilities and obligations. Investments in mortgage-backed securities involve a risk that actual payments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or acceleration of any discount relating to such interests, thereby affecting the net yield on our securities. We periodically review current prepayment speeds to determine whether prepayment estimates require modification that could cause amortization or accretion adjustments.

CMOs and REMICs are types of debt securities issued by a special-purpose entity that aggregates pools of mortgages and mortgage-backed securities and creates different classes of securities with varying maturities and amortization schedules, as well as a residual interest, with each class possessing different risk characteristics. The cash flows from the underlying collateral are generally divided into “tranches” or classes that have descending priorities with respect to the distribution of principal and interest cash flows, while cash flows on pass-through mortgage-backed securities are distributed pro rata to all security holders.

The following table sets forth the amortized cost and fair value of our securities portfolio (excluding Federal Home Loan Bank of Cincinnati common stock) at the dates indicated.

	At September 30,
	2007		2006		2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Investments available for sale:
U.S. Government and agency obligations	$28,994	$28,777	$28,990	$28,277	$35,997	$35,332
Fannie Mae certificates	761	748	1,051	1,035	1,478	1,486
REMICs	21,198	21,084	34,712	34,343	58,073	57,680
Other	6,072	6,072	—	—	—	—

Total investment securities available for sale	$57,025	$56,681	$64,753	$63,655	$95,548	$94,498

Investments held to maturity:
U.S. Government and agency obligations	$26,994	$26,968	$11,997	$11,879	$11,994	$11,889
Freddie Mac certificates	12,100	12,101	—	—	—	—
Ginnie Mae certificates	10,278	10,418	12,949	13,259	16,377	16,739
REMICs	761,172	762,347	27,438	27,018	47,028	46,588
Fannie Mae certificates	13,265	13,484	14,929	15,208	17,909	18,560
Other	6	24	6	22	6	24

Total securities held to maturity	$823,815	$825,342	$67,319	$67,386	$93,314	$93,800

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio and the mortgage-backed securities portfolio at September 30, 2007 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. All of our securities at September 30, 2007 were taxable securities

	One Year or Less		More than One Year Through Five years		More than Five Years Through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Investments available-for-sale:
U.S. Government and agency obligations	$19,999	2.92%	$8,995	4.42%	$—		$—		$28,994	$28,777	3.38%
Fannie Mae certificates	—		761	4.83%	—		—		761	748	4.83%
REMICs	—		890	5.55%	15,261	4.56%	5,047	4.67%	21,198	21,084	4.63%
Other	—		—		—		6,072		6,072	6,072	0.00%

Total investment securities available-for-sale	$19,999	2.92%	$10,646	4.55%	$15,261	0.00%	$11,119	0.00%	$57,025	$56,681	1.87%

Investments held-to-maturity:
U.S. Government and agency obligations	$16,999	3.97%	$9,995	5.39%	$—		$—		$26,994	$26,968	4.49%
Freddie Mac certificates	—		—		—		12,100	4.90%	12,100	12,101	4.90%
Ginnie Mae certificates	—		—		2,641	6.17%	7,637	6.50%	10,278	10,418	6.41%
REMICs	238	4.46%	5,911	5.04%	138,698	5.43%	616,325	5.49%	761,172	762,347	5.48%
Fannie Mae certificates	—		224	7.26%	556	6.39%	12,485	6.50%	13,265	13,484	6.51%
Other	—		—		—		6	6.90%	6	24	6.90%

Total Investment securities held-to-maturity:	$17,237	3.98%	$16,130	5.29%	$141,895	5.45%	$648,553	5.51%	$823,815	$825,342	5.46%

Sources of Funds

General. Deposits traditionally have been the primary source of funds for the Association’s lending and investment activities. The Association also borrows, primarily from the Federal Home Loan Bank of Cincinnati, to supplement cash flow needs, to lengthen the maturities of liabilities for interest rate risk management purposes and to manage its cost of funds. Additional sources of funds are the proceeds of loan sales, scheduled loan payments, maturing investments, loan prepayments, collateralized wholesale borrowings, retained earnings and income on other earning assets.

Deposits. The Association generates deposits primarily from the areas in which its branch offices are located, as well as from its telephone call center and its internet website. It relies on its competitive pricing, convenient locations and customer service to attract and retain deposits. It offers a variety of deposit accounts with a range of interest rates and terms. Its deposit accounts consist of savings accounts (primarily high-yield savings), NOW accounts (primarily high-yield checking accounts), certificates of deposit and individual retirement accounts and other qualified plan accounts. It currently does not accept brokered deposits.

Interest rates paid, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market interest rates, liquidity requirements, interest rates paid by competitors and our deposit growth goals.

At September 30, 2007, its deposits totaled $8.1 billion. NOW accounts totaled $1.5 billion at September 30, 2007 (including $1.4 billion of high-yield checking accounts). Savings accounts totaled $1.0 billion at September 30, 2007 (including $0.8 billion of high-yield savings accounts). At September 30, 2007, it had a total of $5.7 billion in certificates of deposit, of which $3.3 billion had remaining maturities of one year or less. Based on historical experience and its current pricing strategy, it believes it will retain a large portion of these accounts upon maturity.

The following table sets forth the distribution of its average total deposit accounts, by account type, for the fiscal years indicated.

	For the Years Ended September 30,
	2007			2006			2005
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
NOW	$1,621,548	20.9%	4.08%	$1,465,382	20.3%	3.55%	$1,283,029	18.1%	2.03%
Savings	649,414	8.4%	2.71%	380,876	5.3%	0.93%	467,025	6.6%	0.93%
Certificates of deposit	5,495,449	70.7%	4.73%	5,360,232	74.4%	4.10%	5,348,296	75.3%	3.59%

Total deposits	$7,766,411	100.0%	4.43%	$7,206,490	100.0%	3.82%	$7,098,350	100.0%	3.13%

As of September 30, 2007, the aggregate amount of the Association’s outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $1.5 billion. The following table sets forth the maturity of those certificates as of September 30, 2007.

At September 30, 2007
(In thousands)
Three months or less	$181,163
Over three months through six months	390,670
Over six months through one year	270,455
Over one year to three years	392,612
Over three years	272,632

Total	$1,507,532

The following table sets forth, by interest rate ranges, information concerning the Association’s certificates of deposit.

	At September 30, 2007
	Period to Maturity
	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three years	More Than Three Years	Total	Percent of Total
	(In thousands)
Interest Rate Range:
2.99% and below	$45,728	$5	$2	$3	$45,738	0.81%
3.00% to 3.99%	163,111	176,244	45,763	6,762	391,880	6.93%
4.00% to 4.99%	1,045,813	401,128	285,740	109,696	1,842,377	32.56%
5.00% to 5.99%	2,043,311	571,058	29,926	702,451	3,346,746	59.14%
6.00% to 6.99%	2,302	2,942	20,977	5,430	31,651	0.56%
7.00% and above	—	—	—	86	86	0.00%

Total	$3,300,265	$1,151,377	$382,408	$824,428	$5,658,478	100.00%

The following table sets forth the Association’s time deposits classified by interest rate at the dates indicated.

	At September 30,
	2007	2006	2005
	(In thousands)
Interest Rate
2.99% and below	$45,738	$159,602	$1,344,284
3.00% to 3.99%	391,880	1,170,745	1,769,678
4.00% to 4.99%	1,842,377	2,406,159	1,425,786
5.00% to 5.99%	3,346,746	1,682,309	728,500
6.00% to 6.99%	31,651	40,872	62,013
7.00% and above	86	287	482

Total	$5,658,478	$5,459,974	$5,330,743

Borrowings. At September 30, 2007, the Association had no borrowings. Historically, the Association’s borrowings consisted primarily of loans, commonly referred to as “advances,” from the Federal Home Loan Bank of Cincinnati. At September 30, 2007, the Association had the ability to borrow approximately $1.1 billion under its credit facilities with the Federal Home Loan Bank of Cincinnati. Borrowings from the Federal Home Loan Bank of Cincinnati are secured by the Association’s investment in the common stock of the Federal Home Loan Bank of Cincinnati as well as by a blanket pledge of its mortgage portfolio not otherwise pledged.

The following table sets forth information concerning balances and interest rates on the Association’s Federal Home Loan Bank advances at and for the periods shown:

	At or for the fiscal years ended September 30,
	2007	2006	2005
	(Dollars in thousands)
Balance at end of year	$—	$25,103	$717,378
Average balance during year	$20,274	$341,759	$184,358
Maximum outstanding at any month end	$25,106	$566,186	$717,378
Weighted average interest rate at end of year	0.00%	4.99%	3.97%
Average interest rate during year	4.99%	4.08%	2.87%

Federal Taxation

General. The Company and Third Federal Savings and Loan are subject to federal income taxation in the same general manner as other corporations, with certain exceptions. Prior to the completion of our initial public stock offering on April 20, 2007, the Company and Third Federal Savings and Loan were included as part of Third Federal Savings, MHC’s consolidated tax group. However, upon completion of the offering, the Company and Third Federal Savings and Loan are no longer a part of Third Federal Savings, MHC’s consolidated tax group because Third Federal Savings, MHC no longer owns at least 80% of the common stock of the Company. Following the stock offering, for the period ended September 30, 2007 and prospectively, the Company intends to file consolidated tax returns with Third Federal Savings and Loan, its wholly-owned subsidiary. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to the Company or Third Federal Savings and Loan.

Bad Debt Reserves. Historically, the Third Federal Savings, MHC consolidated group used the specific charge off method to account for bad debt deductions for income tax purposes, and the Company intends to use the specific charge off method to account for tax bad debt deductions in the future.

Taxable Distributions and Recapture. Prior to 1996, bad debt reserves created prior to 1988 were subject to recapture into taxable income if Third Federal Savings and Loan failed to meet certain thrift asset and definitional tests or made certain distributions. Tax law changes in 1996 eliminated thrift-related recapture rules. However, under current law, pre-1988 tax bad debt reserves remain subject to recapture if the Association makes certain non-dividend distributions, repurchases any of its common stock, pays dividends in excess of earnings and profits, or fails to qualify as a bank for tax purposes.

At September 30, 2007, the total federal pre-base year bad debt reserve of Third Federal Savings and Loan was approximately $105.0 million.

Charitable Contribution Carryovers. Federal income tax regulations limit charitable contribution deductions to 10% of taxable income. Unused charitable contribution deductions may be carried forward to the succeeding five taxable years. At September 30, 2007, TFS Financial Corporation has a charitable contribution carryover for federal income tax purposes of approximately $46.3 million, which expires September 30, 2012.

State Taxation

Following its initial public stock offering in 2007, the Company converted from a qualified passive investment company domiciled in the State of Delaware to qualified holding company in Ohio and is subject to Ohio tax levied on income. A significant majority of state taxes paid by the remaining entities in our corporate structure are also paid to the State of Ohio. Third Federal Savings and Loan is subject to Ohio franchise tax based on equity capital plus certain reserve amounts. Total equity capital for this purpose is reduced by certain exempted assets. The resulting net taxable value of capital is taxed at a rate of 1.3%. The other Ohio subsidiaries of the Company are taxed on the greater of a tax based on net income or net worth.

SUPERVISION AND REGULATION

General

The Company is a savings and loan holding company, and is required to file certain reports with, and is subject to examination by, and otherwise must comply with the rules and regulations of the Office of Thrift Supervision. TFS Financial Corporation is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Third Federal Savings and Loan is examined and supervised by the Office of Thrift Supervision and is subject to examination by the Federal Deposit Insurance Corporation. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation’s deposit insurance fund and depositors. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Following completion of its examination, the federal agency critiques the institution’s operations and assigns its rating (known as an institution’s CAMELS rating). Under federal law, an institution may not disclose its CAMELS rating to the public. Third Federal Savings and Loan also is a member of and owns stock in the Federal Home Loan Bank of Cincinnati, which is one of the twelve regional banks in the Federal Home Loan Bank System. Third Federal Savings and Loan also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System, governing reserves to be maintained against deposits and other matters. The Office of Thrift Supervision will examine Third Federal Savings and Loan and prepare reports for the consideration of the Association’s board of directors on any operating deficiencies. Third Federal Savings and Loan’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of Third Federal Savings and Loan’s mortgage documents.

Any change in these laws or regulations, whether by the Federal Deposit Insurance Corporation, the Office of Thrift Supervision or Congress, could have a material adverse impact on the Company, Third Federal Savings and Loan and their operations.

Certain of the regulatory requirements that are applicable to Third Federal Savings and Loan and TFS Financial Corporation are described below. This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effects on Third Federal Savings and Loan and TFS Financial Corporation and is qualified in its entirety by reference to the actual statutes and regulations.

Federal Banking Regulation

Business Activities. A federal savings association derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the regulations of the Office of Thrift Supervision. Under these laws and regulations, the Association may invest in mortgage loans secured by residential real estate without limitations as a percentage of assets, and may invest in non-residential real estate loans up to 400% of capital in the aggregate, commercial business loans up to 20% of assets in the aggregate and consumer loans up to 35% of assets in the aggregate, and in certain types of debt securities and certain other assets. An association also may establish subsidiaries that may engage in activities not otherwise permissible for an association, including real estate investment and securities and insurance brokerage.

Capital Requirements. Office of Thrift Supervision regulations require savings associations to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for savings associations receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio.

The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision, based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. Additionally, a savings association that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the recourse back to the savings association.

At September 30, 2007, the Association’s capital exceeded all applicable requirements.

Loans-to-One Borrower. Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of September 30, 2007, the Association was in compliance with the loans-to-one borrower limitations.

Qualified Thrift Lender Test. As a federal savings association, the Association must satisfy the qualified thrift lender, or “QTL”, test. Under the QTL test, the Association must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” (primarily residential mortgages and related investments, including mortgage-backed securities) in at least nine months of the most recent 12-month period. “Portfolio assets” generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings association’s business.

The Association also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code.

A savings association that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. At September 30, 2007, the Association satisfied this test.

Capital Distributions. Office of Thrift Supervision regulations govern capital distributions by a federal savings association, which include cash dividends, stock repurchases and other transactions charged to the capital account. A savings association must file an application for approval of a capital distribution if:

•

the total capital distributions for the applicable calendar year exceed the sum of the savings association’s net income for that year to date plus the savings association’s retained net income for the preceding two years;

•	the savings association would not be at least adequately capitalized following the distribution;

•	the distribution would violate any applicable statute, regulation, agreement or Office of Thrift Supervision-imposed condition; or

•	the savings association is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings association that is a subsidiary of a holding company must still file a notice with the Office of Thrift Supervision at least 30 days before the board of directors declares a dividend or approves a capital distribution.

The Office of Thrift Supervision may disapprove a notice or application if:

•	the savings association would be undercapitalized following the distribution;

•	the proposed capital distribution raises safety and soundness concerns; or

•	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

In addition, the Federal Deposit Insurance Act provides that an insured depository institution shall not make any capital distribution, if after making such distribution the institution would be undercapitalized.

Liquidity. A federal savings association is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.

Community Reinvestment Act and Fair Lending Laws. All savings associations have a responsibility under the Community Reinvestment Act and related regulations of the Office of Thrift Supervision to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a federal savings association, the Office of Thrift Supervision is required to assess the savings association’s record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. A savings association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of Thrift Supervision, as well as other federal regulatory agencies and the Department of Justice.

The Association received a satisfactory Community Reinvestment Act rating in its most recent federal examination.

Transactions with Related Parties. A federal savings association’s authority to engage in transactions with its affiliates is limited by Office of Thrift Supervision regulations and by Sections 23A and 23B of the Federal Reserve Act and its implementing Regulation W. An affiliate is a company that controls, is controlled by, or is under common control with an insured depository institution such as the Association. The Company is an affiliate of the Association. In general, loan transactions between an insured depository institution and its affiliates are subject to certain quantitative and collateral requirements. In this regard, transactions between an insured depository institution and its affiliates are limited to 10% of the institution’s unimpaired capital and unimpaired surplus for transactions with any one affiliate and 20% of unimpaired capital and unimpaired surplus for transactions in the aggregate with all affiliates. Collateral in specified amounts ranging from 100% to 130% of the amount of the transaction must usually be provided by affiliates in order to receive loans from the savings association. In addition, Office of Thrift Supervision regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates. The Office of Thrift Supervision requires savings associations to maintain detailed records of all transactions with affiliates.

The Association’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders:

(i)	be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and

(ii)	not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Association’s capital.

In addition, extensions of credit in excess of certain limits must be approved by the Association’s board of directors.

Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over federal savings institutions and has the authority to bring enforcement action against all “institution-affiliated parties,” including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action by the Office of Thrift Supervision may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors of the institution and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The Federal Deposit Insurance Corporation also has the authority to terminate deposit insurance or to recommend to the Director of the Office of Thrift Supervision (“Director) that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take action under specified circumstances.

Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted Interagency Guidelines Prescribing Standards for Safety and Soundness to implement the safety and soundness standards required under federal law. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan.

Prompt Corrective Action Regulations. Under the prompt corrective action regulations, the Office of Thrift Supervision is required and authorized to take supervisory actions against undercapitalized savings associations. For this purpose, a savings association is placed in one of the following five categories based on the savings association’s capital:

•	well-capitalized (at least 5% leverage capital, 6% Tier 1 risk-based capital and 10% total risk-based capital);

•	adequately capitalized (at least 4% leverage capital, 4% Tier 1 risk-based capital and 8% total risk-based capital);

•	undercapitalized (less than 3% leverage capital, 4% Tier 1 risk-based capital or 8% total risk-based capital);

•	significantly undercapitalized (less than 3% leverage capital, 3% Tier 1 risk-based capital or 6% total risk-based capital); and

•	critically undercapitalized (less than 2% tangible capital).

Generally, the banking regulator is required to appoint a receiver or conservator for a savings association that is “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date a savings association receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” The criteria for an acceptable capital restoration plan include, among other things, the establishment of the methodology and assumptions for attaining adequately capitalized status on an annual basis, procedures for ensuring compliance with restrictions imposed by applicable federal regulations, the identification of the types and levels of activities the savings association will engage in while the capital restoration plan is in effect, and assurances that the capital restoration plan will not appreciably increase the current risk profile of the savings association. Any holding company for a savings association required to submit a capital restoration plan must guarantee the lesser of an amount equal to 5% of the savings association’s assets at the time it was notified or deemed to be undercapitalized by the Office of Thrift Supervision, or the amount necessary to restore the savings association to adequately capitalized status. This guarantee remains in place until the Office of Thrift Supervision notifies the savings association that it has maintained adequately capitalized status for each of four consecutive calendar quarters, and the Office of Thrift Supervision has the authority to requirement payment and collect payment under the guarantee. Failure by a holding company to provide the required guarantee will result in certain operating restrictions on the savings association, such as restrictions on the ability to declare and pay dividends, pay executive compensation and management fees, and increase assets or expand operations. The Office of Thrift Supervision may also take any one of a number of discretionary supervisory actions against undercapitalized associations, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At September 30, 2007, the Association met the criteria for being considered “well-capitalized.”

Insurance of Deposit Accounts. Deposit accounts in the Association are insured by the Federal Deposit Insurance Corporation, generally up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. The Association’s deposits, therefore, are subject to Federal Deposit Insurance Corporation deposit insurance assessments.

On November 2, 2006, the Federal Deposit Insurance Corporation adopted final regulations that assess insurance premiums based on risk. As a result, the new regulation will enable the Federal Deposit Insurance Corporation to more closely tie each financial institution’s deposit insurance premiums to the risk it poses to the deposit insurance fund. Under the new risk-based assessment system, the Federal Deposit Insurance Corporation will evaluate the risk of each financial institution based on its supervisory rating, its financial ratios, and its long-term debt issuer rating. The new rates for nearly all of the financial institutions industry vary between five and seven cents for every $100 of domestic deposits. The assessment, paid during the fiscal year ended September 30, 2007, was offset by a “one-time” credit from the Federal Deposit Insurance Corporation, which pertained to assessment payments that the Association made prior to December 31, 1996. At the same time, the Federal Deposit Insurance Corporation also adopted final regulations designating the reserve ratio for the deposit insurance fund during 2007 at 1.25% of estimated insured deposits. For Third Federal Savings and Loan, the “one-time” credit totaled $6.3 million.

Effective March 31, 2006, the Federal Deposit Insurance Corporation merged the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”) into a single fund called the Deposit Insurance Fund. As a result of the merger, the BIF and the SAIF were abolished. The merger of the BIF and the SAIF into the Deposit Insurance Fund does not affect the authority of the Financing Corporation (“FICO”) to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended September 30, 2007, the annualized FICO assessment was equal to 1.26 basis points for each $100 in domestic deposits maintained at an institution.

For the fiscal year ended September 30, 2007, the Association paid $934 thousand related to the FICO bonds and received deposit insurance assessment notifications from the FDIC applicable to the period January 1, 2007 through June 30, 2007 for which period, $2.6 million of the Association’s “one-time” credit was utilized to offset payments that would otherwise have been required.

Prohibitions Against Tying Arrangements. Federal savings associations are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Federal Home Loan Bank System. The Association is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Cincinnati, the Association is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, 1/20th of its borrowings from the Federal Home Loan Bank, or 0.3% of assets, whichever is greater.

As of September 30, 2007, the Association was in compliance with this requirement.

Other Regulations

Interest and other charges collected or contracted for by the Association are subject to state usury laws and federal laws concerning interest rates. The Association’s operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•

Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•	rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of the Association also are subject to the:

•

Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•

Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•

Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•

Title III of The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the “USA PATRIOT Act”), which significantly expanded the responsibilities of financial institutions, including savings and loan associations, in preventing the use of the U.S. financial system to fund terrorist activities. Among other provisions, the USA PATRIOT Act and the related regulations of the Office of Thrift Supervision require savings associations operating in the United States to develop new anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations; and

•

The Gramm-Leach-Bliley Act, which placed limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

Holding Company Regulation

General. Third Federal Savings, MHC, and the Company are non-diversified savings and loan holding companies within the meaning of the Home Owners’ Loan Act. As such, Third Federal Savings, MHC and the Company are registered with the Office of Thrift Supervision and subject to Office of Thrift Supervision regulations, examinations, supervision and reporting requirements. In addition, the Office of Thrift Supervision has enforcement authority over Third Federal Savings, MHC, the Company and the Association. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to the Association. As federal corporations, Third Federal Savings, MHC and the Company are generally not subject to state business organization laws.

Permitted Activities. Pursuant to Section 10(o) of the Home Owners’ Loan Act and Office of Thrift Supervision regulations, a mutual holding company, such as Thjrd Federal Savings, MHC, may engage in the following activities:

(i)	investing in the stock of a savings association;

(ii)	acquiring a mutual association through the merger of such association into a savings association subsidiary of such holding company or an interim savings association subsidiary of such holding company;

(iii)	merging with or acquiring another holding company, one of whose subsidiaries is a savings association;

(iv)	investing in a corporation, the capital stock of which is available for purchase by a savings association under federal law or under the law of any state where the subsidiary savings association has its home offices;

(v)	furnishing or performing management services for a savings association subsidiary of such company;

(vi)	holding, managing or liquidating assets owned or acquired from a savings association subsidiary of such company;

(vii)	holding or managing properties used or occupied by a savings association subsidiary of such company;

(viii)	acting as trustee under deeds of trust;

(ix)	any other activity:

(A)	that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, unless the Director, by regulation, prohibits or limits any such activity for savings and loan holding companies; or

(B)	in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987;

(x)	any activity permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act, including securities and insurance underwriting; and

(xi)	purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the Director. If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed in (i) through (x) above, and has a period of two years to cease any nonconforming activities and divest any nonconforming investments.

The Home Owners’ Loan Act prohibits a savings and loan holding company, including the Company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the Office of Thrift Supervision. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a non-subsidiary company engaged in activities other than those permitted by the Home Owners’ Loan Act, or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

The Office of Thrift Supervision is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions:

(i)	the approval of interstate supervisory acquisitions by savings and loan holding companies; and

(ii)	the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisition.

The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Waivers of Dividends by Third Federal Savings and Loan Association of Cleveland, MHC. Office of Thrift Supervision regulations require Third Federal Savings, MHC to notify the Office of Thrift Supervision of any proposed waiver of its receipt of dividends from the Company. The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if:

(i)	the waiver would not be detrimental to the safe and sound operation of the subsidiary savings association; and

(ii)	the mutual holding company’s board of directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members.

We anticipate that Third Federal Savings, MHC will waive any dividends paid by the Company. Under Office of Thrift Supervision regulations, our public stockholders would not be diluted because of any dividends waived by Third Federal Savings, MHC (and waived dividends would not be considered in determining an appropriate exchange ratio) in the event Third Federal Savings, MHC converts to stock form.

Conversion of Third Federal Savings and Loan Association of Cleveland, MHC to Stock Form. Office of Thrift Supervision regulations permit Third Federal Savings, MHC to convert from the mutual form of organization to the capital stock form of organization. There can be no assurance when, if ever, a conversion transaction will occur, and the Federal Savings, MHC’s board of directors has no current intention or plan to undertake a conversion transaction. In a conversion transaction a new stock holding company would be formed as the successor to the Company, Third Federal Savings, MHC’s corporate existence would end, and certain depositors and borrowers (Members) of Third Federal Savings and Loan would receive the right to subscribe for additional shares of the new holding company. In a conversion transaction, each share of common stock held by stockholders other than Third Federal Savings, MHC would be automatically converted into a number of shares of common stock of the new holding company determined pursuant to an exchange ratio that ensures that stockholders other than Third Federal Savings, MHC own the same percentage of common stock in the new holding company as they owned in the Company immediately prior to the conversion transaction, subject to adjustment for any assets held by Third Federal Savings, MHC. Any such conversion transaction would require approval by the Members of the Association as well as approval by a majority of the Company’s stockholders, other than Third Federal Savings, MHC.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our Chief Executive Officer and Chief Financial Officer are required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; they have made certain disclosures to our auditors and the audit committee of the board of directors about our internal control over financial reporting; and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting. We will be subject to further reporting and audit requirements beginning with the fiscal year ending September 30, 2008 under the requirements of the Sarbanes-Oxley Act. We have prepared policies, procedures and systems designed to ensure compliance with these regulations.

Item 1A.	Risk Factors

Future Changes in Interest Rates Could Reduce Our Net Income.

Our net income largely depends on our net interest income, which could be negatively affected by changes in interest rates. Net interest income is the difference between:

•	the interest income we earn on our interest-earning assets, such as loans and securities; and

•	the interest we pay on our interest-bearing liabilities, such as deposits and borrowings.

From June 30, 2004 to June 30, 2006 the Federal Reserve Board increased its target for the federal funds rate from 1.0% to 5.25%. While shorter-term market interest rates (which we generally use as a guide to price our deposits) increased during that period of time, longer-term market interest rates (which we generally use as a guide to price our longer-term loans) did not increase to the same degree. This “flattening” of the yield curve had a negative impact on our interest rate spread and net interest margin. As the impact of those interest rate changes worked their way through our loan, investment and deposit portfolios, our interest rate spread decreased to 1.51% for the fiscal year ended September 30, 2007 from 2.01% for the fiscal year ended September 30, 2006, and our net interest margin, even though it benefited from the proceeds of our recent public offering, decreased to 2.13% for the fiscal year ended September 30, 2007 from 2.37% for the fiscal year ended September 30, 2006. Based upon contractual rates, our interest rate spread was 1.26% at September 30, 2007. Following almost fifteen months with no changes to the federal funds target rate, on September 18, 2007, the Federal Reserve lowered its target rate by 0.50% to 4.75%. This initial lowering was followed by a 0.25% reduction on October 31, 2007 followed by another 0.25% reduction on December 11, 2007. These short-term rate reductions have an immediate and unfavorable impact on the amount of interest income that we earn on cash that is invested on an overnight basis ($0.8 billion at September 30, 2007) as well as a near term unfavorable impact on the amount of interest income we earn on our prime-based equity lines of credit ($1.6 billion at September 30, 2007). If we are not able to reduce the interest rates that we pay on our deposit accounts, we will experience additional compression in our interest rate spread and our net interest margin.

In addition, changes in interest rates can affect the average life of loans and mortgage-backed and related securities. A reduction in interest rates normally results in increased prepayments of loans and mortgage-backed and related securities, as borrowers refinance their debt in order to reduce their borrowing costs. This creates reinvestment risk, which is the risk that we may not be able to reinvest the proceeds of loan and securities prepayments at rates that are comparable to the rates we earned on the loans or securities prior to receipt of the repayment. Additionally, increases in interest rates may decrease loan demand and/or make it more difficult for borrowers to repay adjustable rate loans.

Changes in interest rates also affect the current market value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At September 30, 2007, the fair value of our available-for-sale agency securities, and mortgage-backed securities totaled $57 million. Unrealized net losses on these available-for-sale securities totaled $344 thousand at September 30, 2007 and are included, net of applicable income taxes, as a separate component, accumulated other comprehensive loss, reported in the stockholders’ equity section. Further decreases in the fair value of securities available-for-sale in future periods would further reduce stockholders’ equity.

As of September 30, 2007, we were servicing $6.9 billion of loans sold to third parties, and the mortgage servicing rights associated with such loans had an estimated fair value, at such date, of $64.5 million. Generally, the value of mortgage servicing rights increases as interest rates rise and decreases as interest rates fall, because the estimated life and estimated income from the underlying loans increase with rising interest rates and decrease with falling interest rates.

In addition to our own model, we evaluate interest rate sensitivity using a model prepared by the Office of Thrift Supervision. These models estimate the change in Third Federal Savings and Loan’s net portfolio value over a range of interest rate scenarios. Net portfolio value is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts. At September 30, 2007, in the event of an immediate 200 basis point increase in all interest rates, the Office of Thrift Supervision model projects that we would experience a $361 million, or 24%, decrease in net portfolio value, and our internal model projects that we would experience a $454 million, or 29%, decrease in net portfolio value. Our internal calculations further project that, at September 30, 2007, in the event of an immediate 200 basis point increase in all interest rates, we would expect our projected net interest income for the twelve months ended September 30, 2008 to decrease by 18%. See “Quantitative and Qualitative Disclosures about Market Risk.”

Loans Originated Through Our Home Today Program Have Higher Delinquency Rates than the Remainder of Our Loan Portfolio.

Through our Home Today program, we offer loans with our standard terms to borrowers who might not otherwise qualify for such loans. To qualify for our Home Today program, a borrower must complete financial management education and counseling and must be referred to us by a sponsoring organization with which we have partnered as part of the program and must meet a minimum credit score threshhold. Because we apply less stringent underwriting and credit standards to these loans, loans originated under the Home Today program have greater credit risk than traditional residential real estate mortgage loans. As of September 30, 2007, we had $304 million of outstanding loans that were originated through our Home Today program, 27% of which were delinquent 30 days or more, compared to 1.4% for our portfolio of non-Home Today loans as of that date. During the fiscal year ended September 30, 2007, we incurred net charge-offs of $0.9 million on loans originated through our Home Today program, compared to $4.3 million of net charge-offs for our non-Home Today portfolio.

The Federal Deposit Insurance Corporation has Issued New Rules that Will Increase Our Deposit Insurance Assessments and Reduce Our Income.

For approximately ten years prior to January 2007, the Federal Deposit Insurance Corporation (FDIC) did not impose deposit insurance premiums on financial institutions, such as Third Federal Savings and Loan, that were, among other criteria, well-capitalized. On November 2, 2006, the FDIC adopted final regulations that, prospectively, assess insurance premiums based on risk. As a result, the new regulation will enable the FDIC to more closely tie each financial institution’s deposit insurance premiums to the risk it poses to the deposit insurance fund. Under the new rules, the FDIC will evaluate the risk of each financial institution based on its supervisory rating, its financial ratios, and its long-term debt issuer rating. The new rates for nearly all banks and savings institutions vary between five and seven cents for every $100 of domestic deposits. As a part of the new regulations, in general, institutions that contributed to the recapitalization of the Savings Association Insurance Fund in 1996 were eligible to receive a one-time assessment credit. For Third Federal Savings and Loan, that credit totaled $6.3 million and is available to offset future deposit insurance assessments. Quarterly deposit insurance assessment notices are provided by the FDIC which designate the insurance period and the amount of credit used to reduce the assessment. As of September 30, 2007, insurance premium assessment notices have been received which, by FDIC designation, pertain to the quarters ended March 31, 2007 and June 30, 2007. In those notices, a total of $2.6 million of the one-time credit has been used to reduce the assessment, leaving a remaining credit of $3.8 million available to reduce future assessments. When the remaining one-time credit has been exhausted, and to the extent that the FDIC continues to impose additional deposit insurance premium assessments, our income before income taxes will be commensurately reduced.

A Downturn in the Economy May Adversely Affect Our Business.

Our performance is significantly impacted by the general economic conditions in the States of Ohio and Florida, and surrounding areas. In addition, many of the loans in our loan portfolio are secured by real estate located in our primary market areas. Negative conditions in the real estate markets where collateral for a mortgage loan is located could adversely affect a borrower’s ability to repay the loan and the value of the collateral securing the loan. Real estate values are affected by various other factors, including supply and demand, changes in general or regional economic conditions, interest rates, governmental rules or policies and natural disasters. Adverse changes in the regional and general economy could also reduce our growth rate, impair our ability to collect loans and generally have a negative effect on our financial condition and results of operations.

Hurricanes or Other Adverse Weather Events Could Negatively Affect the Economy in Our Florida Market Area or Cause Disruptions to Our Branch Office Locations, Which Could Have an Adverse Effect on Our Business or Results of Operations.

A significant portion of our operations are conducted in the State of Florida, a geographic region with coastal areas that are susceptible to hurricanes and tropical storms. Such weather events can disrupt our operations, result in damage to our branch office locations and negatively affect the local economy in which we operate. We cannot predict whether or to what extent damage caused by future hurricanes or tropical storms will affect our operations or the economy in our market area, but such weather events could result in fewer loan originations and greater delinquencies, foreclosures or loan losses. These and other negative effects of future hurricanes or tropical storms may adversely affect our business or results of operations.

Strong Competition Within Our Market Areas May Limit Our Growth and Profitability.

Competition in the banking and financial services industry is intense. In our market areas, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, money market funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Some of our competitors have greater name recognition and market presence that benefit them in attracting business, and offer certain services that we do not or cannot provide. In addition, larger competitors may be able to price loans and deposits more aggressively than we do. Our profitability depends upon our continued ability to successfully compete in our market areas. For additional information see “Business—Third Federal Savings and Loan Association of Cleveland—Competition.”

If Our Allowance for Loan Losses is Not Sufficient to Cover Actual Loan Losses, Our Earnings Could Decrease.

We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. Our allowance for loan losses was $25.1 million, or 0.31% of total loans and 22% of non-performing loans at September 30, 2007, each of which is lower than the average for our peer group of financial institutions. Material additions to our allowance could materially decrease our net income.

In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our allowance for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities may have a material adverse effect on our financial condition and results of operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We operate from our main office in Cleveland, Ohio, our 36 branch offices located in Ohio and Florida and our eight loan production offices located in Ohio. Our branch offices are located in the Ohio counties of Cuyahoga, Lake, Lorain, Medina and Summit and in the Florida counties of Collier, Hillsborough, Lee, Miami-Dade, Palm Beach, Pasco, Pinellas and Sarasota. Our loan production offices are located in the Ohio counties of Franklin and Hamilton. The Company owns the building in which its home office and executive offices are located, and five other office locations. The net book value of our premises, land and equipment was $70 million at September 30, 2007.

Item 3.	Legal Proceedings

On June 13, 2006, the Association was named as the defendant in a putative class action lawsuit, Gary A. Greenspan vs. Third Federal Savings and Loan, filed in the Cuyahoga County, Ohio Court of Common Pleas. The plaintiff has alleged that Third Federal Savings and Loan impermissibly charged customers a “document preparation fee” that included the cost of preparing legal documents relating to mortgage loans. The plaintiff has alleged that the Association should disgorge the document preparation fees because the document preparation constituted the practice of law and was performed by employees who are not licensed attorneys in the State of Ohio. The plaintiff seeks a refund of all document preparation fees from June 13, 2000 to the present (approximately $26.9 million from June 13, 2000 through September 30, 2007), as well as prejudgment interest, attorneys’ fees and costs of the lawsuit. Third Federal Savings and Loan Association vigorously disputes these allegations and answered the plaintiff’s complaint with a motion for judgment on the pleadings. On April 26, 2007, the Court of Common Pleas issued a final order which granted the Association’s motion. Thereafter the plaintiff appealed the final order of the Court of Common Pleas to the 8th District Court of Appeals (Cuyahoga County). The appeal is pending with appellate briefs having been filed with the Eighth District Court of Appeals (Cuyahoga County). We believe the Court of Common Pleas ruled correctly, but are unable to predict when or how the appellate court will rule, favorable or unfavorable, or to estimate the amount of any potential loss in this matter.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of our fiscal year.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Our common stock is listed and traded on the NASDAQ Global Select Market under the symbol “TFSL”. As of December 14, 2007, we had 11,214 stockholders of record, which number does not include persons or entities holding shares in “nominee” or “street” name through brokerage firms. Shares of our common stock began trading on April 23, 2007 following the completion of our initial public offering, which date is also the commencement date for the quarterly trading information, provided by NASDAQ and, included in the following table.

	Traded Market Prices
Fiscal 2007	High	Low	Dividends
Quarter ended June 30, 2007	$12.60	$11.35	$0.00
Quarter ended September 30, 2007	13.00	10.45	0.00

No dividends have been declared or paid on our common stock. Payment of dividends is subject to declaration by our board of directors and is dependent of a number of factors, including:

•

our capital requirements and, to the extent that funds for any such dividend are provided by Third Federal Savings and Loan, the regulatory capital requirements imposed by the Office of Thrift Supervision;

•	our financial position and results of operations;

•	tax considerations;

•	statutory and regulatory limitations; as well as

•	general economic conditions.

No assurances can be given that any dividends will be paid or that, if paid, such dividends will not be reduced or eliminated in the future. Special cash dividends, stock dividends or returns of capital, to the extent permitted by Office of Thrift Supervision policy and regulations, may be paid in addition to, or in lieu of, regular cash dividends, but no assurances can be given that such dividends will be paid.

Pursuant to Office of Thrift Supervision regulations, any payment of dividends by Third Federal Savings and Loan to the Company that would be deemed to be drawn from Third Federal Savings and Loan’s bad debt reserves would require a payment of taxes at the then-current tax rate by Third Federal Savings and Loan on the amount of earnings deemed to be removed from the reserves for such distribution. Third Federal Savings and Loan does not intend to make any distribution to the Company that would create such a federal tax liability.

Additionally, pursuant to Office of Thrift Supervision regulations, during the three-year period following our initial public stock offering, we may not take any action to declare an extraordinary dividend to stockholders that would be treated by recipients as a tax-free return of capital for federal income tax purposes.

If we pay dividends to our stockolders, we also will be required to pay dividends to Third Federal Savings, MHC, unless Third Federal Savings, MHC elects to waive the receipt of dividends. We anticipate that Third Federal Savings, MHC will waive any dividends we pay. Any decision to waive dividends will be subject to regulatory approval.

As of September 30, 2007, no incentive compensation plans have been authorized which provide for the issuance of our equity securities.

In the table and graph that follow, we have provided summary information regarding the performance of the cumulative total return of our common stock from our first trading date (April 23, 2007) through September 30, 2007, relative to the cumulative total return on stocks included in the (a) SNL Bank and Thrift Index; (b) SNL Thrift Index; and (c) NASDAQ Composite Index, in each case for the same period. The cumulative return data are presented in dollars, based on starting investments of $100 and assume the reinvestment of dividends.

	Measurement Date
Index (with base price at 4/23/2007)	4/23/2007(*)	6/30/07	9/30/07
TFS Financial Corporation	100.00	97.88	109.75
SNL Bank and Thrift Index	100.00	96.52	92.13
SNL Thrift Index	100.00	96.30	89.12
NASDAQ Composite	100.00	103.15	107.05

	Measurement Date
Actual Values	4/23/2007(*)	6/30/07	9/30/07
TFS Financial Corporation	11.79	11.54	12.94
SNL Bank and Thrift Index	631.58	609.57	581.87
SNL Thrift Index	1,709.20	1,645.88	1,523.26
NASDAQ Composite	2,523.67	2,603.23	2,701.50

(*)	—April 23, 2007 was the first day of trading following our initial public offering.
(a)	We did not sell any unregistered securities during the quarter ended September 30, 2007.
(b)	Not applicable
(c)	We did not repurchase any of our common stock during the quarter ended September 30, 2007.

Item 6.	Selected Financial Data

	At September 30,
	2007	2006	2005	2004	2003
	(in thousands, except per share amounts)
Selected Financial Condition Data:
Total assets	$10,278,029	$8,595,567	$8,913,820	$8,529,358	$8,417,537
Cash and cash equivalents	829,715	252,927	120,320	165,169	389,120
Investment securities:
Available for sale	56,681	63,655	94,498	200,292	415,936
Held to maturity	823,815	67,319	93,314	133,163	244,925
Trading	—	—	—	—	869
Loans, net	8,073,707	7,477,041	7,620,721	7,245,136	6,642,892
Loans held for sale	107,962	314,956	542,480	400,448	330,122
Bank owned life insurance	144,498	139,260	133,650	128,009	122,177
Prepaid expenses and other assets	38,420	35,962	77,602	35,725	50,160
Deposits	8,141,215	7,401,077	7,054,248	7,254,493	7,175,236
Borrowed funds	—	25,103	717,378	214,326	97,672
Stockholders’ equity	1,986,201	1,012,594	973,874	914,023	852,147

	For the Years Ended September 30,
	2007	2006	2005	2004	2003
	(in thousands, except per share amounts)
Selected Data:
Interest income	$537,725	$485,804	$418,757	$395,896	$414,106
Interest expense	344,523	289,137	227,620	226,215	253,196

Net interest income	193,202	196,667	191,137	169,681	160,910
Provision for loan losses	9,600	6,050	6,000	5,522	3,789

Net interest income after provision for loan losses	183,602	190,617	185,137	164,159	157,121
Non-interest income(1)	51,389	(6,393)	35,081	51,145	77,679
Non-interest expenses(2)	191,109	122,515	123,208	133,511	159,436

Earnings before income tax expense	43,882	61,709	97,010	81,793	75,364
Income tax expense	18,271	18,170	32,502	26,326	23,378

Net earnings	$25,611	$43,539	$64,508	$55,467	$51,986

Earnings per share—basic and fully diluted	$0.10	$0.19	$0.28	$0.24	$0.23

(1)	—Non-interest income in fiscal 2006 includes $47.1 million of losses on sales of loans incurred principally to improve our interest rate risk profile.
(2)	—Non-interest expenses in fiscal 2007 include our $55 million charitable contribution to form the Third Federal Foundation.

	At September 30,
	2007	2006	2005	2004	2003
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on average assets	0.27%	0.50%	0.77%	0.66%	0.62%
Return on average equity	1.76%	4.34%	6.83%	6.29%	6.31%
Interest rate spread(1)	1.51%	2.01%	2.09%	1.82%	1.73%
Net interest margin(2)	2.13%	2.37%	2.38%	2.10%	1.99%
Efficiency ratio(3)	78.13%	64.39%	54.46%	60.46%	66.82%
Noninterest expense to average total assets	2.03%	1.41%	1.47%	1.59%	1.89%
Average interest-earning assets to average interest-bearing liabilities	116.47%	110.12%	110.23%	109.75%	108.55%

Asset Quality Ratios:
Non-performing assets as a percent of total assets	1.20%	1.01%	0.76%	0.47%	0.35%
Non-performing loans as a percent of total loans	1.39%	1.05%	0.78%	0.52%	0.40%
Allowance for loan losses as a percent of non-performing loans	22.12%	25.98%	30.42%	39.34%	44.43%
Allowance for loan losses as a percent of total loans	0.31%	0.27%	0.24%	0.20%	0.18%

Capital Ratios:
Total risk-based capital (to risk weighted assets)
Third Federal Savings and Loan	20.72%	15.00%	14.61%	13.59%	14.20%
DeepGreen Bank	—	—	—	19.36%	14.99%
Ohio Central Savings	—	—	—	13.80%	14.17%
Tier 1 core capital (to adjusted tangible assets)
Third Federal Savings and Loan	13.09%	10.35%	9.60%	9.43%	9.10%
DeepGreen Bank	—	—	—	16.45%	13.91%
Ohio Central Savings	—	—	—	6.74%	7.43%
Tangible capital (to tangible assets)
Third Federal Savings and Loan	13.09%	10.35%	9.60%	9.43%	9.10%
DeepGreen Bank	—	—	—	16.45%	13.91%
Ohio Central Savings	—	—	—	6.74%	7.43%
Tier 1 risk-based capital (to risk weighted assets)
Third Federal Savings and Loan	20.35%	14.69%	14.34%	13.36%	14.00%
DeepGreen Bank	—	—	—	19.22%	14.61%
Ohio Central Savings	—	—	—	13.00%	13.39%

Average equity to average total assets	15.51%	11.52%	11.26%	10.48%	9.79%

Other Data:
Number of full service offices
Third Federal Savings and Loan	37	40	40	41	41
Ohio Central Savings	—	—	—	2	2

Loan production offices
Third Federal Savings and Loan	8	8	8	8	8

(1)	Represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the year.
(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the year.
(3)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

Our business has traditionally focused on originating residential real estate mortgage loans, equity loans and equity lines of credit, and attracting retail deposits, in our primary market areas consisting of the States of Ohio and Florida. During the last several years, the operating environment for financial institutions, and particularly those that focus on originating longer-term mortgage loans, has been challenging. Short-term interest rates, which guide our pricing of deposits, increased during the period 2004 to 2006 while longer-term interest rates, which guide our pricing of loans, remained relatively constant. During the second six months of calendar 2006 and the first six months of calendar 2007, both shorter and longer term rates varied little within a rather narrow range. This “flattened” U.S. Treasury yield curve has negatively affected our net interest income. Specifically, our interest rate spread decreased to 1.51% for the twelve months ended September 30, 2007 from 2.01% for the twelve months ended September 30, 2006, and our net interest margin decreased to 2.13% for the twelve months ended September 30, 2007 from 2.37% for the twelve months ended September 30, 2006.

Notwithstanding the challenging operating environment, during the last twelve months we experienced one of the largest (in terms of asset size) growth years in our company’s history as total assets increased $1.68 billion, to $10.28 billion at September 30, 2007 from $8.60 billion at September 30, 2006. The growth in our assets was funded principally by the net proceeds of our initial public stock offering, $886.4 million, which was completed on April 20, 2007, and by our success in attracting new retail savings deposits which increased $740.1 million during the twelve months ended September 30, 2007.

The operating environment for residential real estate mortgage lenders, reflective of general economic conditions, continues to be rather sluggish, and has been accompanied by a great deal of media attention focused on credit issues associated with sub-prime loans. As previously explained, while our portfolio of community development loans is populated by many borrowers with generally higher credit risk profiles, the loan products provided to these borrowers do not contain the features (high fees, interest only or negative amortization, low initial payment features with adjustable interest rates) typically associated with sub-prime loans and that have exacerbated the sub-prime borrower’s ability to be a successful debtor. Indicative of the sluggish residential real estate mortgage loan lending environment, our originations during the twelve months ended September 30, 2007 declined to $1.8 billion from $2.7 billion during the twelve months ended September 30, 2006. Nevertheless, we were able to increase the balance of our owned loan portfolio (exclusive of loans held for sale) from $7.5 billion at September 30, 2006 to $8.1 billion at September 30, 2007 by reducing the volume of loan sales from $2.2 billion during the twelve months ended September 30, 2006 to $894.5 million during the twelve months ended September 30, 2007. The retention of additional loans in our owned portfolio was consistent with our desire to increase the overall yield on our interest earning assets during fiscal 2007.

Retail savings deposits increased $740.1 million, to $8.14 billion at September 30, 2007 from $7.40 billion at September 30, 2006. The increase in deposits resulted from a $797 million increase in high-yield savings accounts (a subcategory of our savings accounts), which more than offset modest declines in our other deposit products (other savings accounts, high yield checking and other NOW accounts). Our high-yield savings account, the highest tier of which provided a current yield of 5.10% as of September 30, 2007, was redesigned and actively marketed beginning in early March 2007. We have focused on promoting the high-yield savings as well as high yield checking as we believe that these types of deposit products provide a stable source of funds. In addition, our high-yield checking and high-yield savings accounts are expected to reprice in a manner similar to our equity loan products, and therefore assist us in managing interest rate risk.

Our net income decreased $17.9 million, to $25.6 million for the twelve months ended September 30, 2007 from $43.5 million for the twelve months ended September 30, 2006. The decrease was attributable primarily to the $55.0 million charitable contribution expense incurred in conjunction with the formation of the Third Federal Foundation which was created at the time of our initial public stock offering in April 2007.

Business Strategies

Our business strategy is to operate as a well-capitalized and profitable financial institution dedicated to providing exceptional personal service to our customers. We cannot assure you that we will successfully implement our business strategy.

Since being organized in 1938, we grew to become, prior to our initial public offering of stock in April 2007, the nation’s largest mutually-owned savings and loan association based on total assets. We credit our success to our continued emphasis on our primary values: “Love, Trust, Respect, and a Commitment to Excellence, along with some Fun.” Our values are reflected in our pricing of loan and deposit products, as well as our Home Today program, as described below. Our values are further reflected in the Broadway Redevelopment Initiative (a long-term revitalization program encompassing the three-mile corridor of the Broadway-Slavic Village neighborhood in Cleveland, Ohio where our main office is located) and the education programs we have established and/or supported. We intend to continue to support our customers.

More than 75% of our assets consist of residential real estate loans and equity loans and lines of credit, the overwhelming majority of which were originated to borrowers in the States of Ohio and Florida. We have increased these assets by offering competitive interest rates and product features to customers in our marketplace. Part of this strategy involves programs such as our Lowest Rate Guarantee program (in which we will offer a better interest rate than a competitor’s interest rate for certain types of loans or give the loan applicant cash after they close a loan at a lower interest rate) and our Home Today program (where we provide our standard interest rates and flexible credit terms to borrowers who would not normally qualify for such loans). We also offer loan products and features such as high loan-to-value loans that do not require private mortgage insurance, and adjustable-rate mortgage loans that can convert to fixed-rate loans at no cost to the borrower.

Recently there has been significant attention paid to the sub-prime predatory lending component of the residential mortgage origination market. We neither originate nor purchase any sub-prime or option ARM loans.

Historically, we have tried to provide our customers with attractive rates of return on our deposit products. Our deposit products typically offer rates that are competitive with the rates on similar products offered by other financial institutions. We intend to continue this practice. Our high-yield checking and high-yield savings accounts, which represented 27% of our total deposits as of September 30, 2007, have provided us with funds that reprice in a manner similar to our equity lines of credit, which has assisted us in managing interest rate risk.

We continue to focus on managing operating expenses. Our ratio of Non-interest expense to average assets was 2.03% for the fiscal year ended September 30, 2007, which was 0.62% greater than our ratio of 1.41% for the fiscal year ended September 30, 2006, with virtually all (0.59%) of the increase attributable to our $55 million contribution to form the Third Federal Foundation. As of September 30, 2007, our average assets per full-time employee and our average deposits per full-time employee were $11 million and $9 million, respectively, each of which is significantly higher than the averages for our peer group. Our average deposits held at our branch offices (an average of $220 million per branch office as of September 30, 2007) contribute to our expense management efforts by limiting the overhead costs of serving our deposit customers. We will continue our efforts to control operating expenses as we use the capital we received in the stock offering to grow our business.

We expect to expand our branch office network. Our efforts to expand will focus primarily on eliminating gaps in our current market areas, most likely in the State of Florida. However, we have not established a timetable for expanding our branch network, nor have we determined the specific number of branch offices or specific locations for our expansion efforts.

Critical Accounting Policies

Critical accounting policies are defined as those that involve significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that the most critical accounting policies upon which our financial condition and results of operations depend, and which involve the most complex subjective decisions or assessments, are our policies with respect to our allowance for loan losses, intangible assets, mortgage servicing rights, income taxes and pension benefits.

Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. The amount of the allowance is based on significant estimates and the ultimate losses may vary from such estimates as more information becomes available or conditions change. The methodology for determining the allowance for loan losses is considered a critical accounting policy by management due to the high degree of judgment involved, the subjectivity of the assumptions used and the potential for changes in the economic environment that could result in changes to the amount of the recorded allowance for loan losses. At September 30, 2007 the allowance for loan losses was $25.1 million or 0.31% of total loans. An increase or decrease of 10% in the allowance would result in a $2.5 million charge or credit, respectively to income before income taxes.

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

Mortgage Servicing Rights. Mortgage servicing rights represent the present value of the estimated future servicing fees expected to be received pursuant to the right to service loans in our loan servicing portfolio. Mortgage servicing rights are recognized as assets for both purchased rights and for the allocated value of retained servicing rights on loans sold. The most critical accounting policy associated with mortgage servicing is the methodology used to determine the fair value of capitalized mortgage servicing rights. A number of estimates affect the capitalized value and include: (1) the mortgage loan prepayment speed assumption; (2) the estimated prospective cost expected to be incurred in connection with servicing the mortgage loans; and (3) the discount factor used to compute the present value of the mortgage servicing right. The mortgage loan prepayment speed assumption is significantly affected by interest rates. In general, during periods of falling interest rates, mortgage loans prepay faster and the value of our mortgage servicing assets decreases. Conversely, during periods of rising rates, the value of mortgage servicing rights generally increases due to slower rates of prepayments. The estimated prospective cost expected to be incurred in connection with servicing the mortgage loans is deducted from the retained (gross mortgage loan interest rate less amounts remitted to third parties—investor pass-thru rate, guarantee fee, mortgage insurance fee, etc.) servicing fee to determine the net servicing fee for purposes of capitalization computations. To the extent that prospective actual costs incurred to service the mortgage loans differ from the estimate, our future results will be adversely (or favorably) impacted. The discount factor selected to compute the present value of the servicing right reflects expected market place yield requirements.

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

Income Taxes. We consider accounting for income taxes a critical accounting policy due to the subjective nature of certain estimates that are involved in the calculation. We use the asset/liability method of accounting for income taxes in which deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. We must assess the realization of the deferred tax asset and, to the extent that we believe that recovery is not likely, a valuation allowance is established. Adjustments to increase or decrease the valuation allowance are charged or credited, respectively, to income tax expense. During the fiscal year ended September 30, 2007, we determined that a $4.0 million deferred tax valuation allowance is required with respect to the expected carry forward portion of our $55 million charitable contribution expense incurred in conjunction with the formation of the Third Federal Foundation. Although we have determined a valuation allowance is not required for any other deferred tax assets, there is no guarantee that those assets, nor the portion of deferred tax asset associated with the carryforward of our charitable contribution not subject to a valuation allowance, will be recognizable in the future.

Pension Benefits. The determination of our obligations and expense for pension benefits is dependent upon certain assumptions used in calculating such amounts. Key assumptions used in the actuarial valuations include the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation. Actual results could differ from the assumptions and market driven rates may fluctuate. Significant differences in actual experience or significant changes in the assumptions could materially affect future pension obligations and expense.

Comparison of Financial Condition at September 30, 2007 and 2006

Total assets increased $1.68 billion, or 20%, to $10.28 billion at September 30, 2007 from $8.60 billion at September 30, 2006. The growth in our assets was funded principally by the net proceeds of our stock offering, $886 million, which was completed on April 20, 2007, and by a $740 million increase in deposits.

Cash and cash equivalents (cash and due from banks, federal funds sold and interest-bearing deposits) increased $577 million, or more than doubled, to $830 million at September 30, 2007 from $253 million at September 30, 2006. Consistent with the increase in total assets, the increase in cash and cash equivalents arose primarily as a result of the net proceeds of our offering and from the success of our deposit gathering efforts. The combination of offering proceeds and a successful deposit gathering program exceeded the pace of our redeployment into investment and loan products and resulted in the increase in cash and cash equivalents.

In addition to the increase in cash and cash equivalents, investment securities held to maturity increased $756 million to $824 million at September 30, 2007 from $67 million at September 30, 2006. This increase reflected our reinvestment of cash equivalents into assets offering slightly higher returns with limited risk of asset life extension, should interest rates increase.

Mortgage loans held for sale decreased $207 million, or 66%, to $108 million at September 30, 2007 from $315 million at September 30, 2006. This reduction reflected the lower amount of loan sales during the twelve months ended September 30, 2007 of $895 million as compared to $2.2 billion during the twelve months ended September 30, 2006. The reduction reflected the sluggish nature of the current mortgage market. The total amount of our first mortgage loan originations have declined to $1.8 billion during the twelve months ended September 30, 2007 from $2.7 billion during the twelve months ended September 30, 2006. The volume of future mortgage loan originations is dependent on general economic conditions, the vibrancy of local and regional housing markets, consumer confidence and generally fluctuates inversely with changes in mortgage interest rates.

Loans, net, comprised primarily of mortgage loans held for investment increased $597 million, or 8%, to $8.07 billion at September 30, 2007 from $7.48 billion at September 30, 2006 as we retained more of our mortgage loan originations in our owned portfolio to accelerate the redeployment of cash and cash equivalents into assets that provide higher yields.

Our investment in Federal Home Loan Bank (FHLB) stock decreased $39 million, or 53%, to $34 million at September 30, 2007, from $73 million at September 30, 2006 as $40.0 million of FHLB stock was redeemed at par. No gain or loss was recognized in connection with this redemption.

Real estate owned increased by $3 million, or 44%, to $10 million at September 30, 2007, from $7 million at September 30, 2007. This increase is consistent with the higher level of loan delinquencies experienced recently. To the extent that loan delinquencies continue at, or increase relative to the current elevated levels, the balance of real estate owned may continue to increase, and depending on circumstances, the increase could be substantial.

Our premises, equipment and software decreased $12 million, or 15%, to $70 million at September 30, 2007 from $82 million at September 30, 2006. The reduction reflected the sale of a commercial building with a net book value at the date of sale of $14 million, owned by our subsidiary, Hazelmere of California Limited Partnership, which was leased to an unaffiliated party.

Deposits increased $740 million, or 10%, to $8.14 billion at September 30, 2007 from $7.40 billion at September 30, 2006. The increase in deposits resulted from a $797 million increase in high-yield savings accounts (a subcategory of our savings accounts), which more than offset modest declines in our other deposit products (other savings accounts, high yield checking and other NOW accounts). Our high-yield savings account, the highest tier of which provided a current yield of 5.10% as of September 30, 2007, was redesigned and actively marketed beginning in early March 2007. We have focused on promoting the high-yield savings as well as high yield checking as we believe that these types of deposit products provide a stable source of funds. In addition, our high-yield checking and high-yield savings accounts are expected to reprice in a manner similar to our equity loan products, and therefore assist us in managing interest rate risk.

Our borrowings with Federal Home Loan Bank decreased $25 million, to $0 at September 30, 2007 from $25 million at September 30, 2006. This was the result of the repayment of the only term borrowing we had with the Federal Home Loan Bank.

The $11 million decrease in accrued expenses and other liabilities, to $32 million at September 30, 2007 from $44 million at September 30, 2006 primarily reflects the change in deferred income taxes from a liability of $17 million to an asset of $3 million (primarily as a result of our charitable contribution carryforward created in conjunction with the formation of the Third Federal Foundation as a part of our stock offering).

Stockholders’ equity increased $974 million, to $1.99 billion at September 30, 2007 from $1.01 billion at September 30, 2006. Of this increase, $936 million reflects the impact of our April 20, 2007 public offering, $26 million reflects our net income during the twelve month period, $5 million of favorable adjustments to accumulated other comprehensive loss (principally the reduction of our net pension obligation), and a $7 million adjustment related to the allocation of ESOP shares.

Analysis of Net Interest Income

Net interest income represents the difference between income we earn on our interest-earning assets and the expense we pay on interest-bearing liabilities. Net interest income depends on the volume of interest-earning assets and interest-bearing liabilities and the rates earned on such assets and paid on such liabilities.

Average balances and yields. The following table sets forth average balance sheets, average yields and costs, and certain other information at and for the fiscal years indicated. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are monthly average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense.

	For the Fiscal Years Ended September 30,
	2007			2006			2005
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Cash on hand and in banks	$20,795	$1,087	5.23%	$21,149	$245	1.16%	$17,569	$103	0.59%
Federal funds sold	736,711	38,352	5.21%	11,064	579	5.23%	57,807	1,289	2.23%
Investment securities	54,365	2,191	4.03%	40,370	1,516	3.76%	91,335	2,554	2.80%
Mortgage-backed securities	429,244	23,161	5.40%	112,543	5,306	4.71%	182,803	7,975	4.36%
Loans	7,775,810	469,755	6.04%	8,056,105	474,100	5.88%	7,610,658	403,717	5.30%
Federal Home Loan Bank stock	52,334	3,179	6.07%	70,739	4,058	5.74%	67,516	3,119	4.62%

Total interest-earning assets	9,069,259	537,725	5.93%	8,311,970	485,804	5.84%	8,027,688	418,757	5.22%

Noninterest-earning assets	332,323			388,936			357,302

Total assets	$9,401,582			$8,700,906			$8,384,990

Interest-bearing liabilities:
NOW accounts	1,621,548	66,221	4.08%	1,465,382	52,051	3.55%	1,283,029	26,030	2.03%
Savings & subscription proceeds	649,414	17,605	2.71%	380,876	3,545	0.93%	467,025	4,326	0.93%
Certificates of deposit	5,495,449	259,685	4.73%	5,360,232	219,595	4.10%	5,348,296	191,975	3.59%
Borrowed funds	20,274	1,012	4.99%	341,759	13,946	4.08%	184,358	5,289	2.87%

Total interest-bearing liabilities	7,786,685	344,523	4.42%	7,548,249	289,137	3.83%	7,282,708	227,620	3.13%

Noninterest-bearing liabilities	156,930			150,480			158,473

Total liabilities	7,943,615			7,698,729			7,441,181
Stockholders’ equity	1,457,967			1,002,177			943,809

Total liabilities and Stockholders’ equity	$9,401,582			$8,700,906			$8,384,990

Net interest income		$193,202			$196,667			$191,137

Interest rate spread			1.51%			2.01%			2.09%

Net interest-earning assets	$1,282,574			$763,721			$744,980

Net interest margin		2.13%			2.37%			2.38%

Average interest-earning assets to average interest-bearing liabilities	116.47%			110.12%			110.23%

(1)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by total interest-earning assets.

Rate/Volume Analysis. The following table presents the effects of changing rates and volumes on our net interest income for the fiscal years indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately, based on the changes due to rate and the changes due to volume.

	For the Fiscal Years Ended September 30, 2007 vs. 2006			For the Fiscal Years Ended September 30, 2006 vs. 2005
	Increase (Decrease) Due to		Net	Increase (Decrease) Due to		Net
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:

Cash on hand and in banks	$(4)	$846	$842	$25	$117	$142
Federal funds sold	37,776	(3)	37,773	1,067	(1,777)	(710)
Investment securities	557	118	675	(2,693)	1,655	(1,038)
Mortgage-backed securities	16,983	872	17,855	(3,378)	709	(2,669)
Loans	(18,344)	13,999	(4,345)	24,530	45,853	70,383
Federal Home Loan Bank stock	(1,136)	257	(879)	155	784	939

Total interest-earning assets	35,832	16,089	51,921	19,706	47,341	67,047

Interest-bearing liabilities:
NOW accounts	5,892	8,278	14,170	4,142	21,879	26,021
Savings & subscription proceeds	3,787	10,273	14,060	(802)	21	(781)
Certificates of deposit	5,660	34,430	40,090	429	27,191	27,620
Borrowed funds	(16,959)	4,025	(12,934)	5,792	2,865	8,657

Total interest-bearing liabilities	(1,620)	57,006	55,386	9,561	51,956	61,517

Net change in interest income	$37,452	$(40,917)	$(3,465)	$10,145	$(4,615)	$5,530

Comparison of Operating Results for the Fiscal Years Ended September 30, 2007 and 2006

General. Net income decreased $17.9 million, or 41%, to $25.6 million for the twelve months ended September 30, 2007 from $43.5 million for the twelve months ended September 30, 2006. The decrease was attributable primarily to the $55.0 million charitable contribution expense incurred in conjunction with the formation of the Foundation which was created at the time of our initial public stock offering in April 2007. Our results during fiscal 2006 included $47.1 million of losses on the sale of loans. Other factors that significantly impacted our earnings for the twelve month periods are described below.

Interest Income. Interest income increased $51.9 million, or 11%, to $537.7 million for the twelve months ended September 30, 2007 from $485.8 million for the twelve months ended September 30, 2006. The increase in interest income resulted from both a higher level of interest earning assets in most categories as well as higher average yields in most categories, as more fully discussed below.

Interest income on federal funds sold was $38.4 million for the twelve months ended September 30, 2007, compared to $579 thousand for the twelve months ended September 30, 2006. The increase resulted from our maintaining higher levels of liquid assets during the twelve months ended September 30, 2007, as our average balance of federal funds sold was $736.7 million for the twelve months ended September 30, 2007 compared to $11.1 million for the twelve months ended September 30, 2006. The higher average balances resulted from the combined effect of significant loan sales during the fourth quarter of fiscal 2006, the proceeds of our stock offering, which was completed in April 2007, and the success of our deposit gathering efforts during the twelve months ended September 30, 2007. The average yield on federal funds sold remained relatively constant, only decreasing 2 basis points to 5.21% for the twelve months ended September 30, 2007 from 5.23% for the twelve months ended September 30, 2006.

Interest income on mortgage-backed securities increased $17.9 million, to $23.2 million for the twelve months ended September 30, 2007, compared to $5.3 million for the twelve months ended September 30, 2006. The increase resulted primarily from increased balances and to a lesser extent, increased average rates of interest. The increase in balances resulted from the reinvestment of proceeds from our public stock offering as well as proceeds from sales of first mortgage loans and the receipt of funds from new savings deposits. The increased average rates of interest reflected the general trend of market interest rates.

Interest income on loans decreased $4.3 million, or 0.9%, to $469.8 million for the twelve months ended September 30, 2007, compared to $474.1 million for the twelve months ended September 30, 2006. The decrease reflected the reduced interest income derived from smaller average balances which exceeded the beneficial impact of increasing interest rates, particularly on the variable rate equity line of credit loans. The smaller average balance was due primarily to the sales of fixed-rate mortgage loans during the latter part of fiscal 2006, undertaken as part of our management of interest rate risk.

Interest Expense. Interest expense increased $55.4 million, or 19%, to $344.5 million for the twelve months ended September 30, 2007 from $289.1 million for the twelve months ended September 30, 2006. The increase in interest expense resulted from increases in interest expense in each category of deposits, partially offset by a decrease in interest expense on Federal Home Loan Bank advances.

Interest expense on NOW accounts, which includes our high yield checking accounts, increased $14.2 million, or 27%, to $66.2 million for the twelve months ended September 30, 2007 from $52.1 million for the twelve months ended September 30, 2006. The increase was caused primarily by a 53 basis point increase in the average rate we paid on NOW accounts to 4.08% for the twelve months ended September 30, 2007 from 3.55% for the twelve months ended September 30, 2006. We increased interest rates paid on deposits in response to increases in market interest rates. In addition, the average balance of NOW accounts, comprised principally of our high yield checking accounts, increased $156.2 million, or 11%, to $1.6 billion for the twelve months ended September 30, 2007 from $1.5 billion for the twelve months ended September 30, 2006. The increase in NOW accounts reflects our customers’ pursuit of higher interest-paying deposit products during a period of rising market interest rates.

Interest expense on savings accounts and subscription proceeds increased $14.1 million, to $17.6 million for the twelve months ended September 30, 2007 from $3.5 million for the twelve months ended September 30, 2006. The increase was caused by a combination of (1) a 178 basis point increase in the average rate we paid on these accounts to 2.71% for the twelve months ended September 30, 2007 from 0.93% for the twelve months ended September 30, 2006; and (2) a $268.5 million increase in the average balance of these accounts to $649.4 million for the twelve months ended September 30, 2007 from $380.9 million for the twelve months ended September 30, 2006. The increases in both average rate and average balance resulted primarily from the introduction in early March 2007 of a new high yield savings account that offered depositors very competitive yields. The yield as of September 30, 2007 was 4.75%. The impact of subscription proceeds on interest expense was relatively modest $0.7 million, for the current fiscal year with, of course, no impact during fiscal 2006. We increased rates on deposits in response to increases in market interest rates.

The increases in the balances of high yield checking and high yield savings accounts reflect our belief that these types of deposits provide a stable source of funds that re-price in a manner similar to our equity loan products and therefore assist us in managing interest rate risk.

Interest expense on certificates of deposit increased $40.1 million, or 18%, to $259.7 million for the twelve months ended September 30, 2007 from $219.6 million for the twelve months ended September 30, 2006.

Substantially all of the increase was caused by a 63 basis point increase in the average rate we paid on certificates of deposit to 4.73% for the twelve months ended September 30, 2007 from 4.10% for the twelve months ended September 30, 2006. We increased rates on deposits in response to increases in market interest rates. The average balance of certificates of deposit increased by $135.2 million, or 3%, to $5.5 billion for the twelve months ended September 30, 2007 from $5.4 billion for the twelve months ended September 30, 2006.

Interest expense on borrowed funds, which are comprised entirely of Federal Home Loan Bank advances, decreased $12.9 million, to $1.0 million for the twelve months ended September 30, 2007 from $13.9 million for the twelve months ended September 30, 2006. The decrease was caused by a decrease in our average balance of Federal Home Loan Bank advances. The average balance decreased $321.5 million to $20.3 million for the twelve months ended September 30, 2007 from $341.8 million for the twelve months ended September 30, 2006. All repayments of Federal Home Loan Bank advances were made without incurring prepayment penalties.

Net Interest Income. Net interest income decreased by $3.5 million, or 2%, to $193.2 million for the twelve months ended September 30, 2007 from $196.7 million for the twelve months ended September 30, 2006. The decrease resulted from the compression of our interest rate spread and our net interest margin, as our interest rate spread decreased 50 basis points to 1.51% for the twelve months ended September 30, 2007 from 2.01% for the twelve months ended September 30, 2006, and our net interest margin decreased 24 basis points to 2.13% for the twelve months ended September 30, 2007 from 2.37% for the twelve months ended September 30, 2006. The decreases in our interest rate spread and net interest margin are consistent with an inverted U.S. Treasury yield curve. From June 29, 2004 to June 30, 2006, the Federal Reserve Board increased its target for the federal funds rate from 1.0% to 5.25%. From June 30, 2006 through September 17, 2007 the target rate remained at 5.25%. Then, on September 18, 2007 the target rate was reduced to 4.75%. While short-term market interest rates (which we use as a guide to price our deposits) increased from mid-2004 through mid-2006, longer-term market interest rates (which we use as a guide to price our longer-term loans) did not increase to the same degree. The repricing of deposits generally lags behind changes in market rates since certificates of deposit do not reprice until their stated maturity date. The compression in our net interest margin was partially offset by an increase in net interest-earning assets which resulted primarily from the net proceeds of our initial public stock offering and to a lesser extent, from additional earnings during that time frame. The average balance of our net interest-earning assets increased $518.9 million, to $1.28 billion for the twelve months ended September 30, 2007 from $763.7 million for the twelve months ended September 30, 2006.

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

Based on our evaluation of the above factors, we recorded a provision for loan losses of $9.6 million for the twelve months ended September 30, 2007 and a provision of $6.05 million for the twelve months ended September 30, 2006. The provisions recorded reflected net chargeoffs of $5.2 million and $3.9 million for the twelve months ended September 30, 2007 and 2006, respectively. The allowance for loan losses was $25.1 million, or 0.31% of total loans receivable, at September 30, 2007, compared to $20.7 million, or 0.27% of total loans receivable, at September 30, 2006. We increased the allowance for loan losses to reflect an increase in non-performing loans from September 30, 2006 to September 30, 2007. Nonperforming loans increased by $33.8 million to $113.5 million, or 1.39% of total loans, at September 30, 2007 from $79.7 million, or 1.05% of total loans, at September 30, 2006. The increase in nonperforming loans occurred primarily in our residential real estate mortgage loan portfolio, and our equity loans and lines of credit. Of the $14.8 million increase in non-performing residential real estate loans, $15.5 million pertained to loans originated through our Home Today program. The $15.6 million increase in our equity loans and lines of credit portfolio reflects the general economic slowdown as well as the softening of the residential real estate markets. Of our nonperforming loans, we had previously reported that we had one impaired loan with a principal balance of $2.3 million. During the fourth quarter of the fiscal year ended September 30, 2007, this loan was paid off and resulted in a charge-off of $517 thousand which was applied against a specific loan loss reserve of $698 thousand that had previously been established for this loan.

We continue to use a consistent, conservative methodology in assessing the adequacy of our allowance for loan losses. We believe we have recorded all losses that are both probable and reasonable to estimate for the twelve months ended September 30, 2007 and 2006.

Non-Interest Income. Non-interest income increased $57.8 million to $51.4 million for the twelve months ended September 30, 2007 from a loss of $6.4 million for the twelve months ended September 30, 2006. The increase was primarily caused by our recognizing gains of $15 thousand on loan sales for the twelve months ended September 30, 2007, compared to $47.1 million of losses for the twelve months ended September 30, 2006. The increase was also caused by an increase in net income on private equity investments of $4.6 million, to $5.4 million for the twelve months ended September 30, 2007 from $0.9 million for the twelve months ended September 30, 2006. This increase primarily reflected gains from the disposition of private equity fund investments. Additionally, the other category increased $2.3 million, to $12.5 million for the twelve months ended September 30, 2007, from $10.2 million for the twelve months ended September 30, 2006. This increase was due to a $3.2 million gain recognized in connection with the sale, during 2007, of a commercial office building owned by our Hazelmere subsidiary, a company that invests in commercial office buildings and leases them to unaffiliated parties.

Non-Interest Expense. Non-interest expense increased $68.6 million, or 56%, to $191.1 million for the twelve months ended September 30, 2007 from $122.5 million for the twelve months ended September 30, 2006. The increase resulted primarily from the $55 million charitable contribution to the Foundation made in conjunction with our public stock offering in April 2007 and to a lesser extent from increases in salaries and employee benefit expense, in marketing expenses and in other operating expenses.

Salaries and employee benefits expense increased $4.6 million, or 6.8%, to $73.0 million for the twelve months ended September 30, 2007 from $68.4 million for the twelve months ended September 30, 2006. Of the changes in this category, the largest was an increase of $3.8 million for the twelve months ended September 30, 2007 when compared to the twelve months ended September 30, 2006, for the funding of our employee stock ownership plan, with the remainder reflective of normal employee salary adjustments.

Expenses associated with our marketing services increased $2.6 million, or 24%, to $13.5 million for the twelve months ended September 30, 2007 from $10.9 million for the twelve months ended September 30, 2006 due primarily to new programs undertaken to promote our equity line of credit product.

Contribution expense of $55.0 million during the twelve months ended September 30, 2007, related to the formation of the Foundation in conjunction with our initial public stock offering.

Other operating expenses increased $5.7 million, or 31%, to $24.4 million for the twelve months ended September 30, 2007 from $18.6 million for the twelve months ended September 30, 2006. Of the changes in this category, the largest was an increase of $2.4 million during the twelve months ended September 30, 2007 when compared to the twelve months ended September 30, 2006 in ceded loss reserves at our captive insurance subsidiary followed by an increase of $1.7 million during the twelve months ended September 30, 2007 in the expenses, disposition costs and losses associated with real estate owned parcels. Also we had an increase of $642 thousand during the twelve months ended September 30, 2007 in legal and professional fees which primarily reflected the cost of preparing the organization for the reporting and disclosure requirements of a public company.

Income Tax Expense. The provision for income taxes was $18.3 million for the twelve months ended September 30, 2007, compared to $18.2 million for the twelve months ended September 30, 2006, despite a decrease in pre-tax income between the twelve-month periods. Our effective tax rate was 41.6% for the twelve months ended September 30, 2007 as compared to 29.4% for the twelve months ended September 30, 2006 and differs from the effective Federal tax rate of 35.0% for several reasons. In fiscal 2007, we established a deferred tax asset valuation allowance of $4 million related to the utilization of our charitable contribution deduction carryforward which arose in connection with our $55 million contribution to the Foundation. This deferred tax asset valuation allowance increased our effective income tax rate by 9.1%. Additionally, in fiscal 2007, we transferred our tax domicile for the Company from Delaware to Ohio and incurred Ohio state income taxes (an income that arose primarily from the reinvestment of our stock offering proceeds) that increased our effective income tax rate by 2.6%. These two items were applicable to fiscal 2007 and did not exist during fiscal 2006. Reducing our effective income tax rate in both fiscal 2007 and 2006 was the beneficial effect of our ownership of bank-owned life insurance

Comparison of Operating Results for the Fiscal Years Ended September 30, 2006 and 2005

General. Net income decreased $21.0 million, or 32.5%, to $43.5 million for the fiscal year ended September 30, 2006 from $64.5 million for the fiscal year ended September 30, 2005. The decrease was caused by losses incurred on the sale of loans.

Interest Income. Interest income increased $67.0 million, or 16.0%, to $485.8 million for the fiscal year ended September 30, 2006 from $418.8 million for the fiscal year ended September 30, 2005. The increase in interest income resulted from an increase in interest income on loans.

Interest and fee income on loans increased $70.4 million, or 17.4%, to $474.1 million for the fiscal year ended September 30, 2006 from $403.7 million for the fiscal year ended September 30, 2005. The increase resulted from increases in both the average balance of our loan portfolio as well as an increase in the average yield we earned on loans. The average balance of loans increased $445.4 million, or 5.9%, to $8.1 billion for the fiscal year ended September 30, 2006 from $7.6 billion for the fiscal year ended September 30, 2005, reflecting our continued efforts to grow our loan portfolio. The average yield on our loan portfolio increased 58 basis points to 5.88% for the fiscal year ended September 30, 2006 from 5.30% for the fiscal year ended September 30, 2005, primarily as a result of increases in the interest rates on adjustable-rate loans and as we increased rates on newly-originated loans in response to increases in market interest rates.

Interest Expense. Interest expense increased $61.5 million, or 27.0%, to $289.1 million for the fiscal year ended September 30, 2006 from $227.6 million for the fiscal year ended September 30, 2005. The increase in interest expense resulted from increases in interest expense on certificates of deposit, NOW accounts and Federal Home Loan Bank advances.

Interest expense on certificates of deposit increased $27.6 million, or 14.4%, to $219.6 million for the fiscal year ended September 30, 2006 from $192.0 million for the fiscal year ended September 30, 2005. The increase was caused primarily by a 51 basis point increase in the rate we paid on certificates of deposit to 4.10% for the fiscal year ended September 30, 2006 from 3.59% for the fiscal year ended September 30, 2005. We increased rates on deposits in response to increases in market interest rates. The average balance of certificates of deposit increased slightly, by $11.9 million, or less than 1%, to $5.36 billion for the fiscal year ended September 30, 2006 from $5.35 billion for the fiscal year ended September 30, 2005.

Interest expense on NOW accounts increased $26.0 million, or 100.0%, to $52.1 million for the fiscal year ended September 30, 2006 from $26.0 million for the fiscal year ended September 30, 2005. The increase was caused by a 152 basis point increase in the rate we paid on NOW accounts to 3.55% for the fiscal year ended September 30, 2006 from 2.03% for the fiscal year ended September 30, 2005. We increased rates on deposits in response to increases in market interest rates. In addition, the average balance of NOW accounts increased

$182.4 million, or 14.2%, to $1.5 billion for the fiscal year ended September 30, 2006 from $1.3 billion for the fiscal year ended September 30, 2005. The increase in NOW accounts reflects our customers seeking higher interest-paying deposit products during a period of rising market interest rates. The increase also reflects our continued focus on high-yield checking accounts, since we believe this type of deposit reprices in a manner similar to our equity loan products, and therefore assist us in managing interest rate risk.

Interest expense on Federal Home Loan Bank advances increased $8.7 million, or 163.7%, to $13.9 million for the fiscal year ended September 30, 2006 from $5.3 million for the fiscal year ended September 30, 2005. The increase was caused by an increase in our average balance of Federal Home Loan Bank advances. The average balance increased $157.4 million to $341.8 million for the fiscal year ended September 30, 2006 from $184.4 million for the fiscal year ended September 30, 2005. At various points during the fiscal year ended September 30, 2006, we increased our Federal Home Loan Bank advances to fund loan originations. However, throughout the fiscal year ended September 30, 2006, we repaid nearly all of our Federal Home Loan Bank advances, without incurring prepayment penalties, with a portion of the proceeds of the sale of $2.2 billion of loans during the fiscal year.

Net Interest Income. Net interest income increased by $5.5 million, or 2.9%, to $196.7 million for the fiscal year ended September 30, 2006 from $191.1 million for the fiscal year ended September 30, 2005. The increase resulted solely from an increase in average net interest-earning assets ($18.7 million, or 2.5%), as our interest rate spread decreased eight basis points to 2.01% for the fiscal year ended September 30, 2006 from 2.09% for the fiscal year ended September 30, 2005, and our net interest margin decreased one basis point to 2.37% for the fiscal year ended September 30, 2006 from 2.38% for the fiscal year ended September 30, 2005. The decrease in our interest rate spread and net interest margin are consistent with the flattening of the U.S. Treasury yield curve. From June 30, 2004 to September 30, 2006, the Federal Reserve Board increased its target for the federal funds rate from 1.0% to 5.25%. While these short-term market interest rates (which we use as a guide to price our deposits) have increased, longer-term market interest rates (which we use as a guide to price our longer-term loans) did not increase to the same degree.

Provision for Loan Losses. Based on our evaluation of our loans as previously described, we recorded a provision for loan losses of $6.1 million for the fiscal year ended September 30, 2006 and a provision for loan losses of $6.0 million for the fiscal year ended September 30, 2005. The provisions recorded reflected net chargeoffs of $3.9 million and $2.3 million for the fiscal years ended September 30, 2006 and 2005, respectively, as well as a reduction in the allowance of $193,000 for the fiscal year ended September 30, 2005, resulting from the spin-off of our subsidiary, Ohio Central Savings, in March 2005. The allowance for loans losses was $20.7 million, or 0.27% of total loans receivable at September 30, 2006, compared to $18.6 million, or 0.24% of total loans receivable at September 30, 2005. We increased the allowance for loan losses to reflect an increase in non-performing loans from September 30, 2005 to September 30, 2006. Nonperforming loans increased by $18.6 million to $79.7 million, or 1.05% of total loans, at September 30, 2006 from $61.1 million, or 0.78% of total loans, at September 30, 2005. The increase in nonperforming loans occurred primarily in our residential real estate mortgage loan portfolio, and specifically a $14.4 million increase in non-performing loans originated through our Home Today program, which was established in 2000. See “Business of Third Federal Savings and Loan Association of Cleveland—Non-Performing Assets” and “—Delinquent Loans” for a discussion of the asset quality of this portion of our loan portfolio. We had one impaired loan with a principal balance of $2.3 million and $2.4 million at September 30, 2006 and 2005, respectively. We used the same general methodology in assessing the allowance for both fiscal years. To the best of our knowledge, we have recorded all losses that are both probable and reasonable to estimate for the fiscal years ended September 30, 2006 and 2005.

Non-interest Income (Loss). Non-interest income (loss) decreased $41.5 million to a loss of $6.4 million for the fiscal year ended September 30, 2006 from income of $35.1 million for the fiscal year ended September 30, 2005. The loss was caused entirely by losses of $47.1 million on loan sales for the fiscal year ended September 30, 2006, compared to $1.5 million of such losses for the fiscal year ended September 30, 2005. We sold $2.2 billion of loans during the fiscal year ended September 30, 2006, including $943.0 million of such sales during the quarter ended September 30, 2006. We sold $1.3 billion of loans during the fiscal year ended September 30, 2005. Fees and service charges increased $4.2 million, or 22.7%, to $22.6 million for the fiscal year ended September 30, 2006 from $18.4 million for the fiscal year ended September 30, 2005, reflecting increases in loan originations and in customer deposit accounts.

Non-Interest Expense. Non-interest expense decreased $693,000, or 0.6%, to $122.5 million for the fiscal year ended September 30, 2006 from $123.2 million for the fiscal year ended September 30, 2005. Salaries and employee benefits decreased $2.8 million, or 3.9%, to $68.4 million for the fiscal year ended September 30, 2006 from $71.1 million for the fiscal year ended September 30, 2005. Our continued efforts to provide operating efficiencies through our employee base decreased this expense item despite our recognizing benefits expense of $6.8 million (pre-tax) for the fiscal year ended September 30, 2006 as a result of funding our employee stock ownership plan with a $9.1 million contribution. Marketing services increased $4.4 million, or 66.8%, to $10.9 million for the fiscal year ended September 30, 2006 from $6.6 million for the fiscal year ended September 30, 2005. We increased our marketing efforts during the fiscal year ended September 30, 2006 in an effort to continue to grow our customer base.

Income Tax Expense. The provision for income taxes was $18.2 million for the fiscal year ended September 30, 2006, compared to $32.5 million for the fiscal year ended September 30, 2005, reflecting a decrease in pre-tax income between the fiscal years. Our effective tax rate was 29.4% for the fiscal year ended September 30, 2006 compared to 33.5% for the fiscal year ended September 30, 2005. Our effective tax rate is below the combined state and federal statutory rate because of our ownership of bank-owned life insurance.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan sales, loan repayments, advances from the Federal Home Loan Bank of Cincinnati, and maturities and sales of securities. In addition, we have the ability to obtain collateralized borrowings in the wholesale markets. Of course, during the current year, access to the equity capital markets had a dramatic impact on our liquidity as evidenced by the $886 million net proceeds from our stock offering. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Association’s Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We seek to maintain a minimum liquidity ratio of 2% or greater (which we compute as the sum of cash and cash equivalents plus unpledged investment securities for which ready markets exist, divided by total assets). For the fiscal year ended September 30, 2007, our liquidity ratio averaged 13.6%. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2007.

We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities and the objectives of our asset/liability management program.

Excess liquid assets are generally invested in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2007, cash and cash equivalents totaled $829.7 million and reflect the lingering positive effects of our April 2007 stock offering. Because we originate a significant amount of loans that qualify for sale in the secondary market, our loans held for sale represent highly liquid assets. At September 30, 2007, we had $108 million of loans classified as held for sale. During the fiscal year ended September 30, 2007, we sold $894.5 million of long-term, fixed rate loans. Investment securities classified as available-for-sale, which provide additional sources of liquidity, totaled $56.7 million at September 30, 2007. Also, at September 30, 2007 we did not have any borrowed funds.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in the Consolidated Financial Statements.

At September 30, 2007, we had $325.8 million in loan commitments outstanding. In addition to commitments to originate loans, we had $2.1 billion in unused lines of credit to borrowers. Certificates of deposit due within one year of September 30, 2007 totaled $3.3 billion, or 41% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, other deposit products, including certificates of deposit, Federal Home Loan Bank advances, or other collateralized borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2008. We believe, however, based on past experience, that a significant portion of such deposits will remain with us. Generally, we have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity is originating residential mortgage loans. During the fiscal year ended September 30, 2007, we originated $1.8 billion of loans, and during the fiscal year ended September 30, 2006, we originated $2.7 billion of loans. We purchased $849.8 million of securities during the fiscal year ended September 30, 2007, and none during the fiscal year ended September 30, 2006.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced a net increase in total deposits of $740.1 million for the fiscal year ended September 30, 2007 compared to a net increase of $346.8 million for the fiscal year ended September 30, 2006. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. Of course, during the fiscal year ended September 30, 2007, our financing activities included the completion of our minority initial public offering in April 2007 which provided us with net proceeds of $886 million.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Cincinnati, which provide an additional source of funds. During the fiscal year ended September 30, 2007 we repaid $25 million of Federal Home Loan Bank of Cincinnati advances and as a result, we had no outstanding borrowings at September 30, 2007. During the fiscal year ended September 30, 2006, our outstanding borrowings from the Federal Home Loan Bank decreased $692.3 million. At September 30, 2007 we had the ability to borrow approximately $1.1 billion from the Federal Home Loan Bank under existing credit arrangements.

Third Federal Savings and Loan is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2007, Third Federal Savings and Loan exceeded all regulatory capital requirements. Third Federal Savings and Loan is considered “well capitalized” under regulatory guidelines.

The net proceeds from the stock offering significantly increased our liquidity and capital resources during fiscal 2007. Over time, our current level of liquidity is expected to be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of loans. Our financial condition and results of operations have been enhanced by the net proceeds from the stock offering, and have resulted in increased net interest-earning assets and net interest income during the period following completion of the offering in April 2007. However, due to the increase in equity that resulted from the net proceeds of our stock offering, prospectively, our return on equity ratios will be adversely affected.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. In addition, we routinely enter into commitments to securitize and sell mortgage loans. For additional information, see Note 13 of the Notes to our Consolidated Financial Statements.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities and agreements with respect to investments.

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at September 30, 2007. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments due by period
Contractual Obligations	Less than One year		One to Three years	Three to Five years	More than Five years	Total
	(In thousands)
Operating leases	$3,536		$5,209	$3,521	$5,753	$18,019
Purchase obligations	2,522		3,193	—	—	5,715
Certificates of deposit(1)	3,298,202		1,537,263	714,415	110,012	5,659,892
Private equity investments	14,147		—	—	—	14,147

Total	$3,318,407		$1,545,665	$717,936	$115,765	$5,697,773

Commitments to extend credit	$2,436,943	(2)	$6,101	$—	$—	$2,443,044

(1)	Includes accrued interest payable at September 30, 2007.
(2)	Includes the unused portion of equity lines of credit of $2.1 billion.

The Company provides mortgage reinsurance on certain mortgage loans in its own portfolio, including Home Today loans, and loans in its servicing portfolio through contracts with two primary mortgage insurance companies. Under these contracts, the Company absorbs mortgage insurance losses in excess of a specified percentage of the principal balance of a given pool of loans, subject to a contractual limit, in exchange for a portion of the pools’ mortgage insurance premiums. As of September 30, 2007, approximately $584.1 million of mortgage loans in our portfolios was covered by such mortgage reinsurance contracts. At September 30, 2007, the maximum losses under the reinsurance contracts were limited to $16.9 million. The Company has not incurred any losses under these reinsurance contracts but has provided a liability for estimated losses totaling $2.7 million as of September 30, 2007. Management believes it has made adequate provision for estimated losses.

Under the terms of a purchase agreement of a previously held equity investment in an unrelated corporation, the selling shareholder may require the Company to purchase an additional 21,448 shares of stock at fair market value of the stock as determined by an independent valuation. Under an exit agreement, whereby the unrelated corporation has repurchased the original equity investment from the Company, the unrelated corporation has agreed to purchase any additional shares the Company is obligated to acquire from the selling shareholder, with the option of borrowing up to 50% of the funds for this purchase from the Company. As of September 30, 2007, the potential liability under the purchase obligation is estimated at $2,979. This obligation expires November 3, 2009.

Impact of Inflation and Changing Prices

Our consolidated financial statements and related notes have been prepared in accordance with GAAP. GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (SFAS 160). SFAS 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact adopting SFAS 160 will have on its consolidated financial condition, results of operations, and cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS 141R expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS 141R is effective for the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 141R to have a material effect on its consolidated financial condition, results of operations, or cash flows.

In November 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 109 (SAB 109), an amendment of SAB No. 105, Application of Accounting Principles to Loan Commitments. Under SAB 109, the expected net future cash flows of associated servicing should be included in the measurement of written loan commitments accounted for at fair value through earnings. SAB 109 is applicable to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company does not expect the adoption of SAB 109 to have a material effect on its consolidated financial condition, results of operations, or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities —Including an Amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 provides all entities, including not-for-profit organizations, with the option of reporting selected financial assets and liabilities at fair value. The objective of SFAS 159 is to improve financial reporting by providing opportunities to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Most of the provisions in this statement apply only to entities which elect SFAS 159. However the amendment to FASB Statement No. 115, Accounting for Certain Investment in Debt and Equity Securities, applies to entities with available for sale and trading securities, and requires an entity to present separately fair value and non-fair value securities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The Company has not determined the effect of adopting SFAS 159 on its consolidated financial condition, results of operations, or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of SFAS 157, guidance for applying fair value was incorporated in several pronouncements. SFAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the fair value measure of assets and liabilities. SFAS 157 also emphasizes that fair value is a market-based measurement, not an entity specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS 157, fair value measurements are disclosed by level within that hierarchy. While SFAS 157 does not add any new fair value measurements, it does change current practice. Changes to current practice include: (1) a requirement for an entity to include its own credit rating in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction if the restriction lapses within one year. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not determined the effect of adopting SFAS 157 on its consolidated financial condition, results of operations, or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods. SAB 108 permits initial adoption of its provisions either by (i) restating prior financial statements as if the “dual approach” had always been applied; or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of the date of adoption with an offsetting adjustment recorded to the opening balance of retained earnings. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006, with earlier application encouraged for any interim period of the first fiscal year ending after November 15, 2006, filed after the publication of SAB 108 (September 13, 2006). The Company adopted SAB 108 effective October 1, 2006, and it did not have a material effect on its consolidated financial condition, results of operations, or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of SFAS No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. The Company will be required to recognize the impact of a tax position if it is more likely than not that it will be sustained upon examination, based upon the technical merits of the position. The effective date for application of FIN 48 is for fiscal years beginning after December 15, 2006. The cumulative effect of applying the provisions of this interpretation must be reported as an adjustment to the opening balance of retained earnings for that fiscal period. The Company will adopt FIN 48 in fiscal 2008. The Company is currently evaluating the effect this interpretation will have on its consolidated financial condition, results of operations, and cash flows.

In March 2006, the FASB issued SFAS No. 156 Accounting for Servicing of Financial Assets: an amendment of SFAS No. 140 (SFAS 156). This statement requires all separately recognized servicing rights be initially measured at fair value, if practicable. For each class of separately recognized servicing assets and liabilities, this statement permits the Company to choose either to report servicing assets and liabilities at fair value or at amortized cost. Under the fair value approach, servicing assets and liabilities are recorded at fair value at each reporting date with changes in fair value recorded in earnings in the period in which the changes occur. Under the amortized cost method, servicing assets and liabilities are amortized in proportion to and over the period of net servicing income or net servicing loss and are assessed for impairment based on fair value at each reporting date. Adoption of this statement is required for fiscal years beginning after September 15, 2006. The Company adopted SFAS 156 effective October 1, 2006 and is applying the requirements for recognition and initial measurement of servicing assets and liabilities prospectively to all transactions. The Company is using the amortized cost method for subsequent measurement of servicing rights. Adoption of SFAS 156 did not have a material effect on the Company’s consolidated financial condition, results of operations, or cash flows.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

General. The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. In general, our assets, consisting primarily of mortgage loans, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and limit the exposure of our net interest income to changes in market interest rates. Accordingly, the Association’s board of directors has established an Asset/Liability Management Committee which is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors.

We have sought to manage our interest rate risk in order to control the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset-liability management, we currently use the following strategies to manage our interest rate risk:

(i)	securitizing and selling long-term, fixed-rate residential real estate mortgage loans;

(ii)	actively marketing adjustable-rate loan products, with a focus on equity lines of credit;

(iii)	lengthening the weighted average remaining term of major funding sources, primarily by offering attractive interest rates on deposit products;

(iv)	investing in shorter- to medium-term securities; and

(v)	maintaining high levels of capital.

We sold $895 million of long-term, fixed rate mortgage loans during the fiscal year ended September 30, 2007. These sales were undertaken to improve our interest rate risk position in the event that market interest rates increased.

Shortening the average maturity of our interest-earning assets by increasing our investments in shorter-term loans and investments, as well as loans and investments with variable rates of interest, helps to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our net interest income to changes in market interest rates. By following these strategies, we believe that we are better-positioned to react to increases in market interest rates.

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

The table below sets forth, as of September 30, 2007, the Office of Thrift Supervision’s calculation of the estimated changes in the NPV of the Association that would result from the designated instantaneous changes in the United States Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Change in Interest Rates (basis points)(1)	Estimated NPV(2)	Estimated Increase (Decrease) in NPV		NPV as a Percentage of Present Value of Assets(3)

				NPV Ratio(4)	Increase (Decrease) (basis points)
		Amount	Percent
	(Dollars in thousands)
+300	$929,763	$(560,292)	(38)%	9.56%	(463)
+200	1,129,261	(360,794)	(24)	11.30	(289)
+100	1,331,771	(158,285)	(11)	12.97	(122)
—	1,490,056	—	—	14.18	—
-100	1,544,996	54,940	4	14.51	33
-200	1,506,900	16,844	1	14.09	(9)

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at September 30, 2007, in the event of an increase of 200 basis points in all interest rates, the Association would experience a 24% decrease in NPV. In the event of a 200 basis point decrease in interest rates, the Association would experience a 1% increase in NPV.

The following table presents our internal calculations of the estimated changes in the Association’s NPV at September 30, 2007 that would result from the designated instantaneous changes in the United States Treasury yield curve.

Change in Interest Rates (basis points)(1)	Estimated NPV(2)	Estimated Increase (Decrease) in NPV		NPV as a Percentage of Present Value of Assets(3)

				NPV Ratio(4)	Increase (Decrease) (basis points)
		Amount	Percent
	(Dollars in thousands)
+300	$888,870	$(638,743)	(42)%	9.24%	(538)
+200	1,100,821	(426,792)	(28)	11.13	(349)
+100	1,320,965	(206,648)	(14)	12.98	(164)
—	1,527,613	—	—	14.62	—
-100	1,650,719	123,106	8	15.52	90
-200	1,615,931	88,318	6	15.13	51

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

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

Additionally, both the estimates prepared by the OTS as well as our internal estimates are significantly impacted by the numerous assumptions used in preparing the NPV calculations. In general, the assumptions used by the OTS are, by necessity, more generic as their modeling framework must fit and be adaptable to all institutions subject to its regulation. Our internal model on the other hand, is tailored specifically to our organization which, we believe, improves the accuracy of our internally prepared NPV estimates.

Net Interest Income. In addition to NPV calculations, we analyze our sensitivity to changes in interest rates through our internal net interest income model. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what our net interest income would be for a twelve-month period using Office of Thrift Supervision Pricing Tables for assumptions such as loan prepayment rates and deposit decay rates, and the Bloomberg forward yield curve for assumptions as to projected interest rates. We then calculate what the net interest income would be for the same period in the event of an instantaneous 200 basis point increase in market interest rates. As of September 30, 2007, we estimated that our net interest income for the twelve months ending September 30, 2008 would decrease by 28% in the event of an instantaneous 200 basis point increase in market interest rates.

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

Item 8.	Financial Statements and Supplementary Data

The Financial Statements are included in Part IV, Item 15 of this Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. This Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accountant due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Incorporated by reference from the Notice of Annual Meeting and Proxy Statement for the 2008 Annual Meeting of Stockholders (the “Proxy Statement”) sections entitled “Proposal One: Election of Directors,” “Executive Compensation,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance.” Such information will be filed with the SEC no later than 120 days after the fiscal year covered by this report.

The table below sets forth information, as of September 30, 2007, regarding our executive officers other than Messrs. Stefanski and Kobak, and Ms. Piterans.

Name	Title	Age
Judith Z. Adam	Chief Accounting Officer	52
Ralph M. Betters	Chief Information Officer	56
David S. Huffman	Chief Financial Officer	55
Paul J. Huml	Chief Operating Officer, The Company	48
John P. Ringenbach	Chief Operating Officer, The Association	58

The executive officers of the Company and the Association are elected annually and hold office until their respective successors are elected or until death, resignation, retirement or removal by the board of directors.

The Business Background of Our Executive Officers

The business experience for the past five years of each of our executive officers other than Messrs. Stefanski and Kobak, and Ms. Piterans is set forth below. Unless otherwise indicated, executive officers have held their positions for the past five years.

Judith Z. Adam joined the Association in 2000 and was appointed Chief Accounting Officer of the Company in 2007. Ms. Adam has more than 20 years experience in the financial institutions industry, including serving as Chief Financial Officer of Metropolitan Bank and Trust of Mayfield Heights, Ohio, from 1998 to 2000.

Ralph M. Betters is the Chief Information Officer for the Association, a position he has held since 1991. Prior to joining the Association, he was an information technology principal in the consulting practice of KPMG Peat Marwick, where he was employed from 1980 until 1991. Mr. Betters has more than 30 years of experience in the technology industry.

David S. Huffman joined the Association in 1993, and has served as the Chief Financial Officer since 2000. Mr. Huffman has more than 30 years experience in the financial institutions industry, including serving as Chief Financial Officer of First American Savings Bank of Canton, Ohio, from 1989 to 1993.

Paul J. Huml joined the Association as a Vice President in 1998 and was appointed Chief Operating Officer of the Company in 2002. Prior to joining the Association, Mr. Huml spent 10 years in the hotel industry, focusing on the areas of finance, real estate development and risk management. Mr. Huml is a certified public accountant in the state of Ohio.

John P. Ringenbach joined the Association in 1993 and serves as Chief Operating Officer. Prior to joining the Association, Mr. Ringenbach was President of Commerce Exchange Bank, where he was employed from 1987 until 1993. Mr. Ringenbach has more than 30 years experience in the financial institutions industry.

Item 11.	Executive Compensation

Incorporated by reference from the sections of the Proxy Statement entitled “Executive Compensation” and “Director Compensation.” Such information will be filed with the SEC no later than 120 days after the fiscal year covered by this report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the section of the Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management.” Such information will be filed with the SEC no later than 120 days after the fiscal year covered by this report.

The Company’s only equity compensation program is its employee stock ownership plan which was established in conjunction with the initial stock offering.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference from the sections of the Proxy Statement entitled “Certain Relationships and Related Transactions” and “Corporate Governance.” Such information will be filed with the SEC no later than 120 days after the fiscal year covered by this report.

Item 14.	Principal Accounting Fees and Services

Incorporated by reference from the section of the Proxy Statement entitled “Fees Paid to Deloitte & Touche LLP.” Such information will be filed with the SEC no later than 120 days after the fiscal year covered by this report.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of

TFS Financial Corporation

Cleveland, OH

We have audited the accompanying consolidated statements of condition of TFS Financial Corporation and subsidiaries (the “Company”) as of September 30, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TFS Financial Corporation and subsidiaries as of September 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 12 to the financial statements, in 2006 the Company changed its method of accounting for employee benefit plans to conform to Statement of Financial Accounting Standards No. 158.

Cleveland, OH

December 19, 2007

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

As of September 30, 2007, AND 2006

(In thousands, except share data)

	2007	2006
ASSETS
Cash and due from banks	$45,666	$42,021
Interest bearing deposits at other financial institutions	185,649	122,006
Federal funds sold	598,400	88,900

Cash and cash equivalents	829,715	252,927

Investment securities:
Available for sale (amortized cost $57,025 and $64,753, respectively)	56,681	63,655
Held to maturity (fair value $825,342 and $67,386, respectively)	823,815	67,319
Mortgage loans held for sale, at lower of cost or market	107,962	314,956
Loans held for investment, net:
Mortgage loans	8,103,300	7,487,975
Other loans	14,692	28,469
Deferred loan fees, net	(19,174)	(18,698)
Allowance for loan losses	(25,111)	(20,705)

Loans, net	8,073,707	7,477,041

Mortgage loan servicing assets, net	41,064	40,366
Federal Home Loan Bank stock, at cost	34,231	73,125
Real estate owned	9,903	6,895
Premises, equipment, and software, net	69,669	82,067
Accrued interest receivable	48,364	41,994
Bank owned life insurance contracts	144,498	139,260
Other assets	38,420	35,962

TOTAL ASSETS	$10,278,029	$8,595,567

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$8,141,215	$7,401,077
Federal Home Loan Bank advances	—	25,103
Borrowers’ advances for insurance and taxes	40,481	38,279
Principal, interest, and related escrow owed on loans serviced	77,908	74,910
Accrued expenses and other liabilities	32,224	43,604

Total liabilities	8,291,828	7,582,973

Commitments and contingent liabilities

Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized as of September 30, 2007, 300,000,000 shares authorized as of September 30, 2006; 332,318,750 shares issued and outstanding as of September 30, 2007, 1,000 shares issued and outstanding as of September 30, 2006	3,323	—
Paid-in capital	1,668,215	627,979
Unallocated ESOP shares	(100,597)	—
Retained earnings—substantially restricted	421,503	395,892
Accumulated other comprehensive loss	(6,243)	(11,277)

Total stockholders’ equity	1,986,201	1,012,594

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,278,029	$8,595,567

See accompanying notes to consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For each of the three years in the period ended September 30, 2007

(In thousands, except per share data)

	2007	2006	2005
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$469,755	$474,100	$403,717
Investment securities available for sale	2,575	3,046	5,201
Investment securities held to maturity	22,777	3,776	5,328
Federal funds sold	38,352	579	1,289
Other interest earning assets	4,266	4,303	3,222

Total interest income	537,725	485,804	418,757

INTEREST EXPENSE:
Deposits	343,511	275,191	222,331
Federal Home Loan Bank advances	1,012	13,946	5,289

Total interest expense	344,523	289,137	227,620

NET INTEREST INCOME	193,202	196,667	191,137

PROVISION FOR LOAN LOSSES	9,600	6,050	6,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	183,602	190,617	185,137

NON-INTEREST INCOME (LOSS)
Fees and service charges	25,314	22,612	18,431
Gain on the sale of securities			2,211
Gain (loss) on the sale of loans	15	(47,087)	(1,511)
Increase in and death benefits from bank owned life insurance contracts	8,090	6,983	6,334
Net income on private equity investments	5,431	856	2,242
Other	12,539	10,243	7,374

Total non-interest income (loss)	51,389	(6,393)	35,081

NON-INTEREST EXPENSE:
Salaries and employee benefits	72,996	68,372	71,146
Marketing services	13,528	10,942	6,558
Office property, equipment, and software	19,709	18,394	18,693
Federal insurance premium	2,401	2,297	2,377
State franchise tax	3,110	3,876	4,961
Contribution to charitable foundation	55,000
Other operating expenses	24,365	18,634	19,473

Total non-interest expense	191,109	122,515	123,208

INCOME BEFORE INCOME TAXES	43,882	61,709	97,010

INCOME TAX EXPENSE	18,271	18,170	32,502

NET INCOME	$25,611	$43,539	$64,508

Earnings per share—basic and fully diluted	$0.10	$0.19	$0.28
Weighted average shares outstanding	269,513,427	227,119,132	227,119,132

See accompanying notes to consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For each of the three years in the period ended September 30, 2007

(In thousands)

					Accumulated other comprehensive income (loss)
	Common stock	Paid-in capital	Unallocated common stock held by ESOP	Retained earnings	Unrealized gains/(losses) on securities	Pension liability or obligation	Total stockholders’ equity
Balance at September 30, 2004	$—	627,979	—	287,845	789	(2,590)	$914,023
Comprehensive income:
Net income				64,508			64,508
Change in unrealized losses on securities available for sale, net					(1,472)		(1,472)
Change in pension obligation, net						(3,185)	(3,185)

Total comprehensive income							59,851

Balance at September 30, 2005	—	627,979	—	352,353	(683)	(5,775)	973,874

Comprehensive income:
Net income				43,539			43,539
Change in unrealized losses on securities available for sale, net					(31)		(31)
Change in pension obligation, net						3,054	3,054

Total comprehensive income							46,562
Adjustment to initially apply SFAS No. 158, net of tax effect						(7,842)	(7,842)

Balance at September 30, 2006	—	627,979	—	395,892	(714)	(10,563)	1,012,594

Comprehensive income:
Net income				25,611			25,611
Change in unrealized losses on securities available for sale, net					491		491
Change in pension obligation, net						4,543	4,543

Total comprehensive income							30,645
Stock dividend of 227,118,132 shares to the mutual holding company	2,271	(2,271)					—
Issuance of 105,199,618 shares in the initial public offering	1,052	1,041,867					1,042,919
Purchase of common stock by the ESOP			(106,530)				(106,530)
ESOP shares committed to be released		640	5,933				6,573

Balance at September 30, 2007	$3,323	1,668,215	(100,597)	421,503	(223)	(6,020)	$1,986,201

	September 30, 2007
	2007	2006	2005
DISCLOSURE OF RECLASSIFICATION AMOUNT:
Unrealized holding gains/(losses) arising during the year—net of tax of $814 in 2007, ($17) in 2006 and ($19) in 2005	$1,512	$(31)	$(35)
Less reclassification adjustment for realized (gains)/losses included in net income—net of tax of ($550) in 2007 and ($774) in 2005	(1,021)		(1,437)

TOTAL	$491	$(31)	$(1,472)

See accompanying notes to consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For each of the three years in the period ended September 30, 2007

(In thousands)

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,611	$43,539	$64,508
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Contribution of stock to charitable foundation	50,000
ESOP shares committed to be released	6,573
Depreciation and amortization	6,878	11,587	19,420
Deferred income taxes	(22,966)	4,528	420
Provision for loan losses	9,600	6,050	6,000
Net (gain) loss on the sale of loans	(15)	47,087	1,511
Other net (gains) losses	507	1,279	(1,309)
Principal repayments on and proceeds from sales of loans held for sale	603,855	922,706	980,278
Loans originated for sale	(400,331)	(693,223)	(1,127,521)
Increase in and death benefits for bank owned life insurance contracts	(6,368)	(6,841)	(6,264)
Net (increase) decrease in interest receivable and other assets	(11,909)	32,617	(42,248)
Net increase (decrease) in accrued expenses and other liabilities	14,815	(12,256)	12,618
Other	(2,809)	(923)	(3,132)

Net cash provided by (used in) operating activities	273,441	356,150	(95,719)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans originated	(2,357,269)	(3,074,649)	(2,873,555)
Principal repayments on loans	1,449,452	1,845,581	1,901,497
Proceeds from sales, principal repayments and maturities of:
Securities available for sale	13,730	30,595	118,515
Securities held to maturity	91,273	25,921	63,545
Proceeds from sale of:
Loans	283,478	1,298,611	541,751
Private equity fund	5,009
FHLB stock	40,000
Premises and equipment	17,549
Purchases of:
Securities available for sale	(951)		(18,318)
Securities held to maturity	(847,732)		(51,396)
Premises and equipment	(9,131)	(3,491)	(1,418)
Death benefits on bank owned life insurance contracts	804	1,361	553
Other	10,408	6,070	3,500

Net cash provided by (used in) investing activities	(1,303,380)	129,999	(315,326)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	740,138	346,829	(167,055)
Net proceeds from sale of common stock	992,919
Loan to ESOP	(106,530)
Net (decrease) increase in borrowers’ advances for insurance and taxes	2,202	(1,576)	5,085
Net (decrease) increase in principal and interest owed on loans serviced	2,998	(6,520)	5,666
Net (decrease) increase in short-term advances		(692,275)	519,500
Federal Home Loan Bank Advances:
Proceeds from borrowings			3,000
Repayment of borrowings	(25,000)

Net cash provided by (used in) financing activities	1,606,727	(353,542)	366,196

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	576,788	132,607	(44,849)
CASH AND CASH EQUIVALENTS—Beginning of year	252,927	120,320	165,169

CASH AND CASH EQUIVALENTS—End of year	$829,715	$252,927	$120,320

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest on deposits	$342,437	$274,035	$221,618
Cash paid for interest on borrowed funds	1,114	14,021	5,213
Cash paid for income taxes	42,000	31,000	14,250
SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Loans exchanged for mortgage-backed securities	894,544	2,233,680	1,293,705
Transfer of loans to real estate owned	13,955	9,554	8,249

See accompanying notes to consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the years ended September 30, 2007, 2006, and 2005

(Dollars in thousands unless otherwise indicated)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of TFS Financial Corporation and its subsidiaries (collectively, the “Company”) conform to accounting principles generally accepted in the United States of America (“GAAP”) and to general practices within the thrift industry. The following is a description of the significant accounting and reporting policies, which the Company follows in preparing and presenting its consolidated financial statements:

Business—TFS Financial Corporation (the “Holding Company”), a federally chartered stock holding company, conducts its principal activities through its wholly owned subsidiaries. The principal line of business of the Company is retail consumer banking, including mortgage lending, deposit gathering, and other insignificant financial services. Third Federal Savings and Loan Association of Cleveland, MHC (“Third Federal Savings, MHC”), its federally chartered mutual holding company parent, currently owns 68.34% of the outstanding shares of common stock of the Company.

The Company’s primary operating subsidiaries include Third Federal Savings and Loan Association of Cleveland (the “Association” or “Third Federal Savings and Loan”) and Third Capital, Inc. (“Third Capital”). The Association is a federal savings association, which provides retail loan and savings products to its customers in Ohio and Florida through its 45 banking facilities. Third Capital was formed to hold non-thrift investments and subsidiaries, which include a limited liability company the purpose of which is to acquire and manage commercial real estate, a Vermont captive reinsurance company, an entity that pursues merger and acquisition opportunities for the holding companies and investments in private equity investment funds.

Principles of Consolidation—The consolidated financial statements of the Company include the accounts of the Holding Company and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents—Cash and cash equivalents include working cash on hand, and demand and interest bearing deposits at other financial institutions. For purposes of reporting cash flows, cash and cash equivalents also includes federal funds sold. The Company has acknowledged informal agreements with banks where it maintains deposits. Under these agreements, service fees charged to the Company are waived provided certain average compensating balances are maintained throughout each month.

Earnings per Share— Basic earnings per share is computed by dividing net income (loss) by the weighted average shares of common stock outstanding. Outstanding shares include shares sold to subscribers, shares held by the Third Federal Foundation, shares of the Employee Stock Ownership Plan which have been allocated or committed to be released for allocation to participants, and shares held by Third Federal Savings, MHC.

Diluted earnings per share is computed using the same method as basic earnings per share, but reflects the potential dilution, if any, that could occur if stock options were exercised and converted into common stock. These potentially dilutive shares would then be included in the weighted average number of shares outstanding for the period using the treasury stock method. As of September 30, 2007, 2006 and 2005 no dilutive securities were outstanding.

Investment Securities and Mortgage-Backed Securities—Securities held to maturity are securities that the Company has the positive intent and the ability to hold to maturity; these securities are reported at amortized cost and adjusted for unamortized premiums and discounts. Securities held for trading are securities that are bought and held principally for the purpose of selling in the near term; these securities are reported at fair value, with unrealized gains and losses reported in current earnings. All other securities are classified as available for sale. Securities held as available for sale are reported at fair value, with unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income (“AOCI”). Management determines the appropriate classification at the time of purchase.

Gains and losses on the sale of investment and mortgage-backed securities available for sale and trading are computed on a specific identification basis. Purchases and sales of securities are accounted for on a trade-date or settlement-date, depending on the settlement terms.

A decline in the fair value of any available for sale or held to maturity security below cost that is deemed to be other than temporary results in a reduction in the carrying amount to fair value. The impairment loss is recorded in Non-interest income as a securities loss and a new cost basis is established. To determine whether an impairment is other than temporary, the Company considers, among other things, the duration and extent to which the fair value of an investment is less than its cost, changes in value subsequent to year end, forecasted performance of the issuer, and whether the Company has the ability and intent to hold the investment until market price recovery.

Premiums and discounts are amortized using the level-yield method, taking into account relevant prepayment assumptions.

Premises, Equipment, and Software—Depreciation and amortization of premises, equipment and software is computed on a straight-line basis over the estimated useful lives of the related assets. Estimated lives are 20 to 50 years for office facilities and 3 to 10 years for equipment and software. Amortization of leasehold improvements is computed on a straight-line basis over the lesser of the lease term or the life of the related asset.

Impairment of Long-Lived Assets—Long-lived assets, consisting of premises, equipment and software, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the recovery amount or estimated fair value of the assets. No events or changes in circumstances have occurred causing management to evaluate the recoverability of the Company’s long-lived assets.

Taxes on Income—Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Allowance for Loan Losses—The adequacy of the allowance for loan losses is evaluated periodically by management based upon the overall portfolio composition and general market conditions. While management uses the best information available to make these evaluations, future adjustments to the allowance may be necessary if economic conditions change substantially from the assumptions used in making the evaluations. Future adjustments to the allowance may also be required by regulatory examiners based on their judgments about information available to them at the time of their examination. The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management believes the allowance is adequate.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest according to the contractual terms of the loan agreement. Since the Company’s loans are primarily collateral-dependent, measurement of impairment is based on the fair value of the collateral. When it is determined that a loan is impaired, the Company records an allowance equal to the excess of the loan’s carrying value over the fair value of the collateral. Large groups of smaller balance homogeneous loans such as residential mortgages and consumer loans are combined and collectively evaluated by portfolio for impairment.

Loans are placed in nonaccrual status when they are contractually 90 days or more past due. Accrued interest on these past-due loans is reversed by a charge to interest income and income is subsequently recognized only to the extent cash payments are received. The loan is returned to accrual status, when, in management’s judgment, the borrower’s ability to make periodic interest and principal payments is back to normal.

Real Estate Owned—Real estate owned represents real estate acquired through foreclosure or deed in lieu of foreclosure and is initially recorded at the lower of cost (carrying value of former mortgage loan) or fair value less estimated selling costs. Management performs periodic valuations, and a charge to operations is recorded if the carrying value of a property subsequently exceeds its estimated fair value less estimated selling costs. Costs related to holding and maintaining the property are charged to expense.

Loans and Related Fees—Loans originated with the intent to hold to maturity are carried at unpaid principal balances less the allowance for loan losses and net deferred origination fees. Interest on loans is accrued and credited to income as earned.

Loan fees and certain direct loan origination costs are deferred and recognized as an adjustment to interest income using the level-yield method over the contractual lives of related loans, if the loans are held for investment. If the loans are held for sale, net deferred fees (costs) are not amortized, but rather are recognized when the related loans are sold.

Mortgage Banking Activity—Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Market value is based on outstanding investor commitments or current investor yield requirements and includes consideration of deferred fees (costs). Net unrealized losses are recognized in a valuation allowance by charges to income.

The Company retains servicing on loans that are sold and recognizes an asset for mortgage loan servicing rights based on the fair value of the servicing rights. Mortgage loan servicing assets are reported net of accumulated amortization, which is recorded in proportion to, and over the period of, estimated net servicing revenues. The impairment analysis is based on predominant risk characteristics of the loans serviced, such as type, fixed and adjustable rate loans, original terms and interest rates. Fair values are estimated using discounted cash flows based on current interest rates and prepayment assumptions, and impairment is monitored periodically. The amount of impairment recognized is the amount by which the mortgage loan servicing assets exceed their fair value. The Company monitors prepayments and changes amortization of mortgage servicing assets accordingly. Mortgage loan servicing rights are recorded at the lower of cost or fair value.

Servicing fee income net of amortization and other loan fees collected on loans serviced for others are included in other income on the financial statements.

Derivative Instruments—The Company enters into certain derivative transactions principally to protect against the risk of adverse interest rate movements on the value of certain assets, forward commitments for the sale of mortgage loans. The Company recognizes the fair value of the contracts when the characteristics of those contracts meet the definition of a derivative. These derivatives are not designated in a hedging relationship, therefore gains and losses are recognized immediately in the statement of income.

Private Equity Investments—Private equity investments are funds managed by third parties. Each fund is diversified according to the terms of the fund’s agreement and the general partner’s direction. These investments, which are not publicly traded, are initially valued at cost and subsequent changes are recorded based on an equity method of accounting, which approximates fair value. Fair value estimates are prepared by the fund manager based upon currently available information and may not represent amounts that will ultimately be realized, which will depend on future events and circumstances. At September 30, 2007 and 2006, the fair value of private equity investments included in Other Assets was $6,962 and $14,513, respectively. The income related to these investments and changes in fair value estimates of $6,295, $856 and $2,242 for 2007, 2006, and 2005, respectively, are reported in Non-interest Income. In addition, in December 2006, the Company sold its position in one of these funds at a loss of $864.

Deposits—Interest on deposits is accrued and charged to expense monthly and is paid or credited in accordance with the terms of the accounts.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Accumulated Other Comprehensive Loss—Accumulated other comprehensive loss consists of pension liability adjustments and losses on securities available for sale, net of the related tax effects.

Goodwill—The excess of purchase price over the fair value of net assets of acquired companies is classified as goodwill and reported in Other Assets. Goodwill was $ 9,732 at September 30, 2007 and 2006. Goodwill is reviewed for impairment on an annual basis. No impairment was identified.

Reclassification—Certain reclassfications have been made in the consolidated financial statements for 2006 to conform to the classification presented in 2007.

2. STOCK OFFERING

The Holding Company completed its initial public stock offering on April 20, 2007 and sold 100,199,618 shares, or 30.16% of its post-offering outstanding common stock, to subscribers in the offering. Third Federal Savings, MHC, the Company’s mutual holding company parent, holds 227,119,132 shares, or 68.34% of the Holding Company’s outstanding common stock. Additionally, the Association contributed $5,000 in cash and the Holding Company issued 5,000,000 shares of common stock, or 1.50% of its post-offering outstanding common stock, to Third Federal Foundation, resulting in a pre-tax Non-interest expense charge of $55,000, which was recorded in the quarter ended June 30, 2007. Net proceeds from the initial offering were approximately $886,388.

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

Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), Core capital (as defined) to adjusted assets (as defined), and Tangible capital (as defined) to tangible assets. Management believes that, as of September 30, 2007, the Association met all capital adequacy requirements to which it is subject.

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

The following table summarizes the actual capital amounts and ratios of the Association as of September 30, 2007 and 2006, compared to the minimum capital adequacy requirements and the requirements for classification as a well capitalized institution.

			Minimum Requirements
	Actual		For Capital Adequacy Purposes		To be “Well Capitalized” Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2007:
Total Capital to Risk Weighted Assets	$1,366,080	20.72%	$527,361	8.00%	$659,201	10.00%
Core Capital to Adjusted Tangible Assets	1,341,326	13.09	409,802	4.00	512,253	5.00
Tangible Capital to Tangible Assets	1,341,326	13.09	153,676	1.50	N/A	N/A
Tier 1 Capital to Risk-Weighted Assets	1,341,326	20.35	N/A	N/A	395,521	6.00

September 30, 2006:
Total Capital to Risk Weighted Assets	$902,401	15.00%	$481,121	8.00%	$601,402	10.00%
Core Capital to Adjusted Tangible Assets	883,510	10.35	341,407	4.00	426,759	5.00
Tangible Capital to Tangible Assets	883,510	10.35	128,028	1.50	N/A	N/A
Tier 1 Capital to Risk-Weighted Assets	883,510	14.69	N/A	N/A	360,841	6.00

The following table reconciles the Association’s total capital under GAAP to regulatory capital amounts as of September 30, 2007 and 2006.

	2007	2006
Total capital as reported under GAAP	$1,343,881	$891,545
Goodwill	(4,848)	(4,848)
Reduction to mortgage loan servicing assets	(4,106)	(4,037)
AOCI related to pension obligation	6,020	0
Other	379	850

Total core, tangible and tier 1 capital	1,341,326	883,510
Allowable allowance for loan losses	24,754	18,891

Total risk based capital	$1,366,080	$902,401

4. INVESTMENT SECURITIES

Investments available for sale are summarized as follows:

	September 30, 2007
	Amortized Cost	Gross Unrealized			Fair Value
		Gains		Losses
U.S. government and agency obligations	$28,994	$		$(217)	$28,777
Fannie Mae certificates	761			(13)	748
Real estate mortgage investment conduits (REMICs)	21,198		8	(122)	21,084
Other	6,072				6,072

	$57,025		$8	$(352)	$56,681

	September 30, 2006
	Amortized Cost	Gross Unrealized			Fair Value
		Gains		Losses
U.S. government and agency obligations	$28,990	$		$(713)	$28,277
Fannie Mae certificates	1,051			(16)	1,035
REMICs	34,712		25	(394)	34,343

	$64,753		$25	(1,123)	$63,655

Investment securities held to maturity are summarized as follows:

	September 30, 2007
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. government and agency obligations	$26,994	$20	$(46)	$26,968
Freddie Mac certificates	12,100	1		12,101
Ginnie Mae certificates	10,278	144	(4)	10,418
REMICs	761,172	2,325	(1,150)	762,347
Fannie Mae certificates	13,265	307	(88)	13,484
Other	6	18		24

	$823,815	$2,815	$(1,288)	$825,342

	September 30, 2006
	Amortized Cost	Gross Unrealized			Fair Value
		Gains		Losses
U.S. government and agency obligations	$11,997	$		$(118)	$11,879
Ginnie Mae certificates	12,949		311	(1)	13,259
REMICs	27,438		9	(429)	27,018
Fannie Mae certificates	14,929		347	(68)	15,208
Other	6		16		22

	$67,319		$683	$(616)	$67,386

There were no sales from the investment securities available for sale portfolio or the investment securities held-to-maturity portfolio during the years ended September 30, 2007, 2006 and 2005.

Gross unrealized losses on securities and the estimated fair value of the related securities, aggregated by investment category and length of time the individual securities have been in a continuous loss position, at September 30, 2007 and 2006, were as follows:

	September 30, 2007
	Less Than 12 Months				12 Months or More		Total
	Estimated Fair Value		Unrealized Loss		Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
U.S. government and Agency obligations	$		$		$28,777	$(217)	$28,777	$(217)
Fannie Mae certificates		748		(13)	0	0	748	(13)
REMICs		1,228		(1)	15,355	(121)	16,583	(122)

Held to maturity—
U.S. government and Agency obligations		9,970		(30)	6,983	(16)	16,953	(46)
Ginnie Mae cerfificates		1,127		(4)	0	0	1,127	(4)
Fannie Mae certificates		1,379		(14)	1,795	(74)	3,174	(88)
REMICs		277,500		(954)	13,265	(196)	290,765	(1,150)

Total		$291,952		$(1,016)	$66,175	$(624)	$358,127	$(1,640)

	September 30, 2006
	Less Than 12 Months				12 Months or More		Total
	Estimated Fair Value		Unrealized Loss		Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
U.S. government and Agency obligations	$		$		$28,277	$(713)	$28,277	$(713)
REMICs		1,536		(7)	24,305	(387)	25,841	(394)

Held to maturity—
U.S. government and Agency obligations		4,992		(9)	6,887	(109)	11,879	(118)
Ginnie Mae certificates					415	(1)	415	(1)
Fannie Mae certificates					2,760	(68)	2,760	(68)
REMICs		419		(1)	22,637	(428)	23,056	(429)

Total		$6,947		$(17)	$85,281	$(1,706)	$92,228	$(1,723)

The unrealized losses on investment securities were attributable to market rate increases. The contractual terms of U.S government and Agency obligations do not permit the issuer to settle the security at a price less than the par value of the investment. The contractual cash flows of mortgage-backed securities are guaranteed by Fannie Mae, Freddie Mac, (U.S. government sponsored enterprises) and Ginnie Mae (U.S. government agency). REMICs are issued by or backed by securities issued by these government sponsored enterprises. It is expected that the securities would not be settled at a price substantially less than the amortized cost of the investment. Since the decline in value is attributable to changes in interest rates and not credit quality and because the Association has both the intent and ability to hold such securities for a time necessary to recover the amortized cost, these investments are not considered other-than-temporarily impaired.

At September 30, 2007 and 2006, the carrying amount of U.S. government agency obligations pledged to secure public deposits totaled $870 and $1,200, respectively.

The contractual maturities of mortgage-backed securities generally exceed 20 years; however the effective lives are expected to be shorter due to anticipated prepayments. The amortized cost and estimated fair values of other investment securities held to maturity and available for sale at September 30, 2007, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain securities contain provisions which permit the issuer to repay, at par, the obligation prior to the stated maturity.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$19,999	$19,799	$16,999	$16,953
Due after one year through five years	8,995	8,978	9,995	10,015

	$28,994	$28,777	$26,994	$26,968

5. LOANS, NET

Loans held for investment consist of the following:

	September 30
	2007	2006
Real Estate Loans:
Residential non-Home Today	$5,842,827	$5,278,290
Residential Home Today	304,046	285,492
Equity loans and lines of credit	1,867,899	1,803,900
Commercial		2,335
Construction	150,695	207,634

	8,165,467	7,577,651
Consumer Loans:
Auto loans	5,627	15,676
Loans on savings	8,490	7,005
Other	575	5,788

	14,692	28,469
Less:
Deferred loan fees—net	(19,174)	(18,698)
Loans-in-process	(62,167)	(89,676)
Allowance for loan losses	(25,111)	(20,705)

Net loans	$8,073,707	$7,477,041

A large concentration of the Company’s lending is in Ohio. As of September 30, 2007 and 2006, the percentage of residential real estate loans held in Ohio were 82% and 81%, respectively. As of September 30, 2007 and 2006, equity loans and lines of credit were concentrated in the states of Ohio, 54% and 53%, Florida, 26% and 18%, and California, 6% and 8%, respectively. The economic conditions and market for real estate in Northeastern Ohio have a significant impact on the ability of borrowers in that area to repay their loans.

There is a potential for loan products to contain contractual terms that give rise to concentration of credit risk that may increase a lending institution’s exposure to risk of nonpayment. Examples of these contractual terms include loans that permit negative amortization, a loan-to-value ratio greater than 100%, and option adjustable-rate mortgages. The Company does not offer mortgage loan products that contain these terms. The Company does offer mortgage and equity line products where the borrower pays only interest for a portion of the loan term. These interest only loans totaled approximately $1,767,201 at September 30, 2007, $190,597 of residential loans and $1,576,604 of equity lines of credit, and $1,687,010 at September 30, 2006, $146,814 of residential loans and $1,540,196 of equity lines of credit. Equity lines of credit are interest only for a maximum of ten years and convert to fully amortizing for the remaining term up to 20 years. Residential loans are interest only for a maximum of three years and convert to fully amortizing for the remaining term up to 30 years.

Activity in the allowance for loan losses is summarized as follows:

	Year Ended September 30
	2007	2006	2005
Balance—beginning of year	$20,705	$18,601	$15,080
Provision charged to income	9,600	6,050	6,000
Reduction due to sale of subsidiary			(193)
Charge-offs	(5,738)	(4,603)	(2,288)
Recoveries	544	657	2

Balance—end of year	$25,111	$20,705	$18,601

At September 30, 2007 and 2006, nonaccrual loans, which consisted of residential real estate loans and equity lines of credit amounted to $113,525 and $79,709, respectively. The amount of interest that would have been recorded under the original terms for the loans classified nonaccrual was $561, $1,323, and $372 for 2007, 2006, and 2005, respectively. Amounts actually collected and recorded as interest income for these loans were not material.

At September 30, 2007 and 2006, loans totaling $298 and $3,488, respectively, were identified by management as having significant weaknesses such that a loss was probable. Accordingly, a specific allowance was recorded to adjust each individual loan to its estimated fair value. At September 30, 2007 and 2006, the fair value of such loans was $15, and $1,748, respectively.

At September, 2006, the Company had one commercial real estate loan that was impaired, included in loans identified by management as having a significant weakness. The carrying amount of the loan was $2,335 and an allowance totaling $698 had been allocated to this loan. The loan was paid off in August 2007, a charge-off of $517 was recorded, and the previously established allowance, totaling $698, was released. The loan was current and interest was recorded on an accrual basis. Interest income collected for the years ended September 30, 2007, 2006, and 2005 was $104, $165 and $168, respectively.

6. MORTGAGE LOAN SERVICING ASSETS

The Company sells certain types of loans through whole loan sales and through securitizations. In each case, the Company retains an interest in the loans or securitized loans. Certain assumptions and estimates are used to determine the fair value allocated to these retained interests at the date of transfer and at subsequent measurement dates. These assumptions and estimates include loan repayment rates and discount rates.

Changes in interest rates can affect the average life of loans and mortgage-backed securities and the related servicing assets. A reduction in interest rates normally results in increased prepayments, as borrowers refinance their debt in order to reduce their borrowing costs. This creates reinvestment risk, which is the risk that we may not be able to reinvest the proceeds of loan and securities prepayments at rates that are comparable to the rates we earned on the loans or securities prior to receipt of the repayment.

During 2007, 2006 and 2005, $894,544, $2,233,680 and $1,293,705, respectively, of mortgage loans were securitized and/or sold including accrued interest thereon. In these transactions, the Company retained residual interests in the form of mortgage loan servicing assets. During the current fiscal year, primary economic assumptions used to measure the value of the Company’s retained interests at the date of sale resulting from the completed transactions were as follows:

Primary prepayment speed assumptions (weighted average annual rate)	23.7%
Weighted average life (years)	26.8
Amortized cost to service loans (weighted average)	0.18%
Weighted average discount rate	12%

Key economic assumptions and the sensitivity of the current fair value of mortgage loan servicing assets to immediate 10% and 20% adverse changes in those assumptions are as follows:

At September 30, 2007
Fair value of mortgage loan servicing assets	$64,500
Prepayment speed assumptions (weighted average annual rate)	16.6%
Impact on fair value of 10% adverse change	$(1,899)
Impact on fair value of 20% adverse change	$(3,785)
Estimated prospective annual cost to service loans (weighted average)	0.21%
Impact on fair value of 10% adverse change	$(5,902)
Impact on fair value of 20% adverse change	$(13,450)
Discount rate	12.0%
Impact on fair value of 10% adverse change	$(1,791)
Impact on fair value of 20% adverse change	$(3,585)

These sensitivities are hypothetical and should be used with caution. As indicated in the table above, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship in the change in assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments), which could magnify or counteract the sensitivities.

Servicing assets are evaluated periodically for impairment based on the fair value of those rights. Fifteen risk tranches are used in evaluating servicing rights for impairment; primarily interest rate stratum within original term to maturity category with additional stratum for less uniform account types.

Activity in mortgage servicing assets is summarized as follows:

	Year Ended September 30
	2007	2006	2005
Balance—beginning of year	$40,366	$29,407	$25,118
Additions from loan securitizations/sales	5,123	15,294	10,008
Amortization	(4,410)	(4,359)	(5,678)
Net change in valuation allowance	(15)	24	(41)

Balance—end of year	$41,064	$40,366	$29,407

Fair value of capitalized amounts	$64,500	$61,177	$44,446

The Company receives annual serving fees ranging from 0.18% to 0.31% of the outstanding loan balances. Servicing income, net of amortization of capitalized servicing assets, included in Non-interest income, amounted to $22,338 in 2007, $18,256 in 2006, and $13,733 in 2005. The unpaid principal balance of mortgage loans serviced for others was approximately $6,919,651, $6,655,911 and $5,033,709 at September 30, 2007, 2006 and 2005, respectively.

7. PREMISES, EQUIPMENT AND SOFTWARE, NET

Premises, equipment and software at cost are summarized as follows:

	September 30
	2007	2006
Land	$7,459	$13,409
Office buildings	72,098	79,557
Furniture, fixtures and equipment	30,911	31,480
Software	10,107	9,007
Leasehold improvements	8,948	8,806
Automobiles	209	233

	129,732	142,492
Less accumulated depreciation and amortization	(60,063)	(60,425)

Total	$69,669	$82,067

During the years ended September 30, 2007, 2006 and 2005, depreciation and amortization expense on premises, equipment, and software was $7,179, $7,400 and $7,999, respectively.

The Company leases certain of its branches under renewable operating lease agreements. Future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more consisted of the following at September 30, 2007:

Years Ending September 30
2008	$3,536
2009	2,838
2010	2,371
2011	1,914
2012	1,608
Thereafter	5,752

$18,019

During the years ended September 30, 2007, 2006 and 2005, rental expense was $5,331, $4,393 and $4,035, respectively.

The Company, as lessor, leases certain commercial office buildings. In June 2007, one of these properties was sold resulting in a decline in land and office buildings of $5,870 and $7,613, respectively. The sale also resulted in a gain of $3,231, which is included in other Non-interest income in the accompanying statements. In connection with the leasing of the remaining commercial office buildings, the Company anticipates receiving future minimum payments of the following as of September 30, 2007:

Years Ending September 30
2008	$2,541
2009	2,569
2010	2,569
2011	2,569
2012	325

$10,573

During the years ended September 30, 2007, 2006, and 2005, rental income was $3,768, $4,251, and $4,160, respectively. This income appears in other Non-interest income in the accompanying statements.

8. ACCRUED INTEREST RECEIVABLE

Accrued interest receivable is summarized as follows:

	September 30
	2007	2006
Investment securities	$4,000	$806
Loans	43,907	40,948
Other	457	240

Total	$48,364	$41,994

9. DEPOSITS

Deposit account balances are summarized by interest rate as follows:

	September 30
	Stated Interest Rate	2007		2006
		Amount	%	Amount	%
Negotiable order of withdrawal accounts	0.75–3.75%	$1,464,631	18.0%	$1,601,832	21.7%
Savings accounts	0.80–5.10	1,014,341	12.5	335,859	4.5

Subtotal		2,478,972	30.5	1,937,691	26.2

Certificates of deposit	0.00–2.99	45,738	0.6	159,602	2.2
	3.00–3.99	391,880	4.8	1,170,745	15.8
	4.00–4.99	1,842,377	22.6	2,406,159	32.5
	5.00–5.99	3,346,746	41.1	1,682,309	22.7
	6.00–6.99	31,651	0.4	40,872	0.6
	7.00–12.50	86	0.0	287	0.0

		5,658,478	69.5	5,459,974	73.8

Subtotal		8,137,450	100.0	7,397,665	100.0
Accrued interest		3,765		3,412

Total deposits		$8,141,215	100.0%	$7,401,077	100.0%

At September 30, 2007 and 2006, the weighted average interest rate was 4.2% and 0.9% on savings accounts, respectively; 3.5% and 4.2% on negotiable order of withdrawal accounts, respectively; 5.0% and 4.6% on certificates of deposit, respectively; and 4.6% and 4.3% on total deposits, respectively.

The aggregate amount of certificates of deposit in denominations of $100 or more totaled approximately $1,507,532 and $1,327,966 at September 30, 2007 and 2006, respectively. Amounts over $100 are not insured by the Federal Deposit Insurance Corporation except that effective April 1, 2006, federal law expanded the coverage for self-directed retirement accounts up to $250. The Company does not have any brokered deposits.

The scheduled maturity of certificates of deposit is as follows:

	September 30, 2007
	Amount	%
12 months or less	$3,300,265	58.3%
13 to 24 months	1,151,377	20.4%
25 to 36 months	382,408	6.8%
37 to 48 months	305,798	5.4%
49 to 60 months	408,618	7.2%
Over 60 months	110,012	1.9%

Total	$5,658,478	100.0%

Interest expense on deposits is summarized as follows:

	Year Ended September 30
	2007	2006	2005
Certificates of deposit	$259,685	$219,595	$191,975
Negotiable order of withdrawal accounts	66,221	52,051	26,030
Savings accounts	17,605	3,545	4,326

Total	$343,511	$275,191	$222,331

10. FEDERAL HOME LOAN BANK ADVANCES

There were no Federal Home Loan Bank (“FHLB”) borrowings at September 30, 2007. FHLB borrowings for the prior year are summarized in the table below:

	September 30, 2006
	Amount	Weighted Average Rate
Maturing in:
2009	$25,000	4.99%

Total FHLB Advances	25,000
Accrued interest	103

Total	$25,103

The Association’s maximum borrowing capacity at the FHLB, under the most restrictive measure, was $1,057,035 and $2,797,333, respectively, at September 30, 2007 and 2006. Pursuant to collateral agreements with FHLB, advances are secured by a blanket lien on qualifying first mortgage loans. The terms of the advances include various restrictive covenants including limitations on the acquisition of additional debt in excess of specified levels. As of September 30, 2007, the thrift subsidiary was in compliance with all such covenants.

11. INCOME TAXES

The components of the income tax provision are as follows:

	Year Ended September 30
	2007	2006	2005
Current tax expense:
Federal	$39,497	$13,642	$32,082
State	1,740
Deferred tax expense:
Federal	(22,966)	4,528	420
State

Total	$18,271	$18,170	$32,502

A reconciliation from tax at the statutory rate to the income tax provision is as follows:

	Year Ended September 30
	2007	2006	2005
Tax at statutory rate	35.0%	35.0%	35.0%
State tax, net	2.6	0.0	0.0
Insurance related amounts	(6.4)	(3.9)	(2.2)
Change in valuation allowance for deferred tax assets	9.1
General business credits	(0.1)	(0.1)	(0.1)
Other	1.4	(1.6)	0.8

Income tax provision	41.6%	29.4%	33.5%

Deferred income tax expense results from temporary differences in the recognition of revenue and expenses for tax and financial statement purposes. The sources of these differences and the tax effect of each were as follows:

	Year Ended September 30
	2007	2006	2005
Charitable contribution carryforward, net	$12,214	$—	$—
FHLB stock basis difference	10,289	(1,420)	(1,025)
Loan loss reserve	2,052	906	766
Property basis difference	944	1,083	1,303
ESOP plan	(811)
Mortgage servicing rights	(881)	(2,233)	(120)
Deferred loan fees	(1,183)	(2,788)	120
Other	342	(76)	(1,464)

Income tax provision	$22,966	$(4,528)	$(420)

Temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities that gave rise to significant portions of net deferred taxes relate to the following:

	September 30,
	2007	2006
Deferred tax assets:
Deferred loan fees	$—	$309
Charitable contribution carryforward	16,214	—
Loan loss reserve	8,690	6,638
Pension liability	3,241	5,688
Property, equipment and software basis difference	2,202	1,258
Other	2,707	2,828

Gross deferred tax assets	33,054	16,721
Valuation allowance contribution carryforward	(4,000)	—

Total deferred tax assets	29,054	16,721

Deferred tax liabilities
FHLB stock basis difference	7,209	17,498
Pending REIT dividend	10,717	10,801
Mortgage servicing rights	2,860	1,979
Goodwill	1,457	1,164
Other	3,976	2,699

Total deferred tax liabilities	26,219	34,141

Net deferred tax (asset) liability	$(2,835)	$17,420

In the accompanying statement of condition, a net deferred tax asset is included in Other assets and a net deferred tax liability is included in Accrued expenses and other liabilities.

A valuation allowance is established to reduce the deferred tax assets if it is more likely than not that the related tax benefits will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. At September 30, 2007, the Company had a charitable contribution carryforward of approximately $46,326 which expires September 30, 2012. Based upon projections of future taxable income for the periods in which the temporary difference is expected to remain deductible, management believes it is more likely than not that the Company will utilize the deferred tax asset, net of the valuation allowance of $4,000 established during the year ended September 30, 2007.

Retained earnings at September 30, 2007 and 2006 includes approximately $104,861 for which no provision for federal income tax has been made. This amount represents allocations of income during years prior to 1988 to bad debt deductions for tax purposes only. These qualifying and nonqualifying base year reserves and supplemental reserves will be recaptured into income in the event of certain distributions and redemptions. Such recapture would create income for tax purposes only, which would be subject to the then current corporate income tax rate. However, recapture would not occur upon the reorganization, merger, or acquisition of the Company, nor if the Company is merged or liquidated tax-free into a bank or undergoes a charter change. If the Company fails to qualify as a bank or merges into a nonbank entity, these reserves will be recaptured into income.

12. EMPLOYEE BENEFIT PLANS

Defined Benefit Plan—Third Federal Savings Retirement Plan (the “Plan”) is a defined benefit pension plan. Effective December 31, 2002, the Plan was amended to limit participation to employees who met the Plan’s eligibility requirements on that date. After December 31, 2002, employees not participating in the Plan, upon meeting the applicable eligibility requirements, participate in the third tier of the 401(k) Savings Plan described below. Benefits under the Plan are based on years of service and the employee’s average annual compensation. The funding policy of the Plan is consistent with the funding requirements of U.S. Federal and other governmental laws and regulations.

The following table sets forth the change in projected benefit obligation for the defined benefit plan:

	September 30
	2007	2006
Projected benefit obligation at beginning of year	$51,671	$49,989
Service cost	4,065	4,301
Interest cost	2,881	2,743
Actuarial gain	(3,903)	(2,773)
Benefits paid	(1,633)	(2,589)

Projected benefit obligation at end of year	$53,081	$51,671

Changes in certain actuarial assumptions, including a higher discount rate, reduced the projected benefit obligation at September 30, 2007 by $3,903.

The following table reconciles the beginning and ending balances of the fair value of plan assets and presents the funded status of the Plan recognized in the statement of condition at the September 30 measurement date:

	September 30
	2007	2006
Fair value of plan assets at beginning of the year	$37,799	$31,872
Actual return on plan assets	4,930	3,008
Employer contributions	0	5,508
Benefits paid	(1,633)	(2,589)

Fair value of plan assets at end of year	$41,096	$37,799

Funded status of the plan—asset/(liability)	$(11,985)	$(13,872)

At September 30, 2007 and 2006, the accumulated benefit obligation under the Plan was $40,950 and $39,606, respectively. At September 30, 2007, the fair value of plan assets exceeded this obligation while at September 30, 2006 the fair value of plan assets fell short by $1,807.

The components of net periodic benefit cost recognized in the statements of earnings are as follows:

	September 30
	2007	2006	2005
Service cost	$4,065	$4,301	$4,320
Interest Cost	2,881	2,743	2,062
Expected return on plan assets	(2,898)	(2,690)	(2,138)
Amortization of net loss	1,115	1,550	908
Amortization of prior service cost	(61)	(61)	(35)

Net periodic benefit cost	$5,102	$5,843	$5,117

The following table sets forth the percentage of fair value of plan assets by category at the measurement date:

	September 30
	2007	2006
Equity securities	57.7%	57.9%
Debt securities	34.0	34.0
Real estate	8.3	8.1

Total	100.0%	100.0%

Asset allocation ranges have been established by broad asset categories. The ranges are designed to provide an appropriate balance between risk and return, while positioning Plan assets, over extended economic cycles, in a manner consistent with the long-term return assumptions used in measurements and valuations. For equity securities the target is 55–60% while the target for debt securities (including cash equivalents) is 40–45%.

The following additional information is provided with respect to the Plan:

	September 30
	2007	2006	2005
Assumptions and dates used to determine benefit obligations:
Discount rate	6.10%	5.75%	5.50%
Rate of compensation increase	4.62	4.69	4.66
Census date	1/1/2007	1/1/2006	1/1/2005

Assumptions used to determine net periodic benefit cost
Discount rate	5.75%	5.50%	5.75%
Long-term rate of return on plan assets	8.00	8.00	8.00
Rate of compensation increase (graded scale)	4.69	4.66	4.76

The overall expected long-term return on assets assumption has been derived based upon the average rates of earnings expected on the funds invested to provide for plan benefits. Management evaluates the historical performance of the various asset categories, as well as current expectations in determining the adequacy of the assumed rates of return in meeting Plan obligations. If warranted, the assumption is modified.

The following table provides estimates of expected future benefit payments during each of the next five fiscal years, as well as in the aggregate for years six through ten. Additionally, the table includes the expected employer contribution during the next fiscal year:

Expected Benefit Payments During the Fiscal Years Ending September 30:
2008	$7,250
2009	2,870
2010	3,680
2011	3,140
2012	4,050
Aggregate expected benefit payments during the five fiscal year period beginning October 1, 2013, and ending September 30, 2017	$20,970

Minimum employer contributions expected to be paid during the fiscal year ending September 30, 2008	$3,963

At September 30, 2006, the Company adopted the provisions of SFAS 158, which requires an employer to recognize the funded status of its Plan in the statement of financial condition by a charge to AOCI. AOCI includes the following items that have not yet been recognized as components of net periodic benefit cost as of the measurement date (There was no transition obligation at either date):

	September 30
	2007	2006
Prior service cost (benefit)	$(526)	$(587)
Net actuarial loss	9,787	16,838

Net amount recognized in AOCI	$9,261	$16,251

During the year ended September 30, 2007, prior service cost (benefit) and net actuarial losses of $685, net of tax of $365, previously recognized in AOCI, was reclassified when the net periodic benefit cost was expensed. The Company expects that $(61) of prior service cost (benefit) and $435 of net actuarial losses will be recognized as components of net periodic benefit cost during the fiscal year ended September 30, 2008.

401(k) Savings Plan—The Company maintains a 401(k) savings plan that is comprised of three tiers. The first tier allows eligible employees to contribute up to 75% of their compensation to the plan, subject to limitations established by the Internal Revenue Service, with the Company matching 100% of up to 4% on funds contributed. The second tier permits the Company to make a profit-sharing contribution at its discretion. The first and second tiers cover substantially all employees who have reached age 21 and have worked 1,000 hours in one year of service. The third tier permits the Company to make discretionary contributions allocable to eligible employees (who are not eligible for the Company’s defined benefit pension plan). Voluntary contributions made by employees are vested at all times whereas Company contributions and Company matching contributions are subject to various vesting periods which range from immediately vested to fully vesting upon five years of service.

The total of the Company’s matching and discretionary contributions related to the plan for the years ended September 30, 2007, 2006 and 2005 was $1,703, $2,169 and $2,020, respectively.

Other Deferred Compensation—The Company maintained a Book Unit Stock Plan (the “Book Unit Plan”) during the year ended September 30, 2005. The Book Unit Plan was discontinued effective September 30, 2005. Under the Book Unit Plan, at its discretion, the board of directors would grant awards to certain key associates. As of September 30, 2005, there were no awards outstanding. The total cost related to the Book Unit Plan was $0 in 2007, $0 in 2006, and $2,103 in 2005.

The Company also maintains an Executive Retirement Benefit Plan (formerly the Target Benefit Plan), which provides additional retirement benefits to certain key associates, as designated by the board of directors. The total cost related to the Executive Retirement Benefit Plan was $385 in 2007, $270 in 2006, and $1,817 in 2005.

The Company also maintains several other non-qualified defined contribution plans for certain key associates. Awards granted and participation in these plans are at the discretion of the board of directors. As of September 30, 2007 and 2006, there were 0 and 181,700 units, respectively, outstanding under one of these plans. The total expense relating to these plans amounted to $345 in 2007, $1,271 in 2006 and $2,195 in 2005.

Employee (Associate) Stock Ownership Plan (“ESOP”)—The Company established an ESOP for its employees effective January 1, 2006. The ESOP is a tax-qualified plan designed to invest primarily in the Company’s common stock that provides employees with an opportunity to receive a funded retirement benefit, based primarily on the value of the Company’s common stock. The ESOP covers all eligible employees of the Company and its wholly-owned subsidiaries. Employees are eligible to participate in the ESOP after attainment of age 18, completion of 1,000 hours of service, and employment on the last day of the plan’s calendar year. Company contributions to the plan are at the discretion of the board of directors. The ESOP is accounted for in accordance with the provisions of AICPA Statement of Position No. 93-6, Employers’ Accounting for Employee Stock Ownership Plans. Compensation expense for the ESOP is based on the market price of the Company’s stock and is recognized as shares are committed to be released to participants. The total compensation expense related to this plan in the 2007 and 2006 fiscal year was $9,092 and $6,825, respectively.

The ESOP was authorized to purchase, and did purchase, 11,605,824 shares of the Company’s common stock at a price of $10 per share with a 2006 plan year cash contribution and the proceeds of a loan from the Company to the ESOP. The outstanding loan principal balance as of September 30, 2007 was $106,530. Shares of the Company’s common stock pledged as collateral for the loan are released from the pledge for allocation to participants as loan payments are made. At September 30, 2007, 952,800 shares have been allocated to participants and 593,291 shares were committed to be released. Shares that are committed to be released will be allocated to participants at the end of the plan year (December 31). ESOP shares that are unallocated or not yet committed to be released totaled 10,059,733 at September 30, 2007, and had a fair market value of $122,829.

13. COMMITMENTS AND CONTINGENT LIABILITIES

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates of 60 to 360 days or other termination clauses and may require payment of a fee. Since some of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At September 30, 2007, the Company had commitments to originate or purchase loans as follows:

Fixed rate mortgage loans	$187,317
Adjustable rate mortgage loans	41,057
Equity line of credit loans	97,379

Total	$325,753

At September 30, 2007, the Company had unfunded commitments outstanding as follows:

Equity lines of credit	$2,055,122
Construction loans	62,167
Private equity investments	14,147

Total	$2,131,436

During fiscal 2006, the Company entered into a commitment for the purchase and installation of a major software license. To date, $750 has been paid and reflected in the statement of condition, with the remaining $750 payable in installments, based upon completion of the installation, through fiscal year 2008.

The Company provides mortgage reinsurance on certain mortgage loans in its own portfolio, including Home Today loans, and loans in its servicing portfolio through contracts with two primary mortgage insurance companies. Under these contracts, the Company absorbs mortgage insurance losses in excess of a specified percentage of the principal balance of a given pool of loans, subject to a contractual limit, in exchange for a portion of the pools’ mortgage insurance premiums. As of September 30, 2007, approximately $584,072 of mortgage loans in our portfolios was covered by such mortgage reinsurance contracts. At September 30, 2007, the maximum losses under the reinsurance contracts were limited to $16,869. The Company has not incurred any losses under these reinsurance contracts but has provided a liability for estimated losses totaling $2,683 as of September 30, 2007. Management believes it has made adequate provision for estimated losses.

Under the terms of a purchase agreement of a previously held equity investment in an unrelated corporation, the selling shareholder may require the Company to purchase an additional 21,448 shares of stock at fair market value of the stock as determined by an independent valuation. Under an exit agreement, whereby the unrelated corporation has repurchased the original equity investment from the Company, the unrelated corporation has agreed to purchase any additional shares the Company is obligated to acquire from the selling shareholder, with the option of borrowing up to 50% of the funds for this purchase from the Company. As of September 30, 2007, the maximum additional investment under the purchase obligation is estimated at $2,818. This obligation expires November 3, 2009.

In management’s opinion, the above commitments will be funded through normal operations.

At September 30, 2007 and 2006, the Company had commitments to securitize and sell mortgage loans of $75,000 and $270,000, respectively.

On June 13, 2006, the Association was named as the defendant in a putative class action lawsuit, Gary A. Greenspan vs. Third Federal Savings and Loan, filed in the Cuyahoga County, Ohio Court of Common Pleas. The plaintiff has alleged that Third Federal Savings and Loan impermissibly charged customers a “document preparation fee” that included the cost of preparing legal documents relating to mortgage loans. The plaintiff has alleged that the Association should disgorge the document preparation fees because the document preparation constituted the practice of law and was performed by employees who are not licensed attorneys in the State of Ohio. The plaintiff seeks a refund of all document preparation fees from June 13, 2000 to the present (approximately $26,909 from June 13, 2000 through September 30, 2007), as well as prejudgment interest, attorneys’ fees and costs of the lawsuit. Third Federal Savings and Loan Association vigorously disputes these allegations and answered the plaintiff’s complaint with a motion for judgment on the pleadings. On April 26, 2007 the Court of Common Pleas issued a final order which granted the Association’s motion. Thereafter the plaintiff appealed the final order of the Court of Common Pleas to the 8th District Court of Appeals (Cuyahoga County). The appeal is pending with appellate briefs having been filed with the Eighth District Court of Appeals (Cuyahoga County). We believe the Court of Common Pleas ruled correctly, but are unable to predict when or how the appellate court will rule, favorable or unfavorable, or to estimate the amount of any potential loss in this matter.

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	September 30
	2007		2006
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash on hand and in banks	$45,666	$45,666	$42,021	$42,021
Interest bearing deposits at other financial institutions	185,649	185,649	122,006	122,006
Federal funds sold	598,400	598,400	88,900	88,900
Investment securities:
Available for sale	56,681	56,681	63,655	63,655
Held to maturity	823,815	825,342	67,319	67,386
Mortgage loans held for sale	107,962	107,962	314,956	314,956
Loans-net:
Mortgage loans held for investment	8,059,015	7,956,207	7,448,747	7,385,362
Other loans	14,692	15,957	28,294	29,976
Federal Home Loan Bank stock	34,231	34,231	73,125	73,125
Private equity funds	6,962	6,962	14,513	14,513
Derivatives	261	261

Liabilities:
NOW and passbook accounts	$2,478,972	$2,478,972	$1,937,691	$1,937,691
Certificates of deposit	5,662,243	5,685,495	5,463,386	5,441,175
FHLB advances			25,103	24,945
Borrowers’ advances for taxes and insurance	40,481	40,481	38,279	38,279
Principal and interest owed on loans serviced	77,908	77,908	74,910	74,910
Derivatives			1,889	1,889

Cash and Due from Banks, Interest Bearing Deposits at Other Financial Institutions and Federal Funds Sold—The carrying amount is a reasonable estimate of fair value.

Investment and Mortgage-Backed Securities—Estimated fair value for investment and mortgage-backed securities is based on quoted market prices at the statement of condition date.

Mortgage Loans Held for Sale—Fair value of mortgage loans held for sale is estimated using quoted market prices.

Loans—For first mortgage loans and other loans, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Federal Home Loan Bank Stock—The fair value is estimated to be the carrying value, which is par. All transactions in capital stock of the Federal Home Loan Bank of Cincinnati are executed at par.

Private Equity Investments—Private equity investments are included in Other assets in the accompanying statements of condition at fair value. Fair value estimates are prepared by the fund manager.

Deposits—The fair value of demand deposit accounts is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using discounted cash flows and rates currently offered for deposits of similar remaining maturities.

FHLB Advances—Estimated fair value for FHLB advances is estimated using discounted cash flows and rates currently charged for borrowings of similar remaining maturities.

Borrowers’ Advances for Insurance and Taxes and Principal and Interest Owed on Loans Serviced—The carrying amount is a reasonable estimate of fair value.

Derivatives—Loan sale commitments are considered derivative investments and are carried at fair value in the accompanying financial statements. Fair value is determined based on quoted market prices.

Off-Balance-Sheet Lending Commitments—Fair values for off-balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standings. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of undisbursed lines of credit is based on fees currently charged for similar agreements or on estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. The carrying amount and fair value of off-balance sheet instruments is not significant as of September 30, 2007 and 2006.

15. PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following condensed financial statements for TFS Financial Corporation (parent company only) reflect the investments in, and transactions with, its wholly-owned subsidiaries. Intercompany activity is eliminated in the consolidated financial statements.

	September 30,
	2007	2006
Statements of Condition
Assets:
Cash on hand and in banks	$111	$110
Investment securities—available for sale	1,986	1,949
Mortgage backed securities—available for sale		225
Mortgage loans held for investment	121	126
Other loans:
Demand loan due from Third Federal Savings and Loan	492,211	60,111
Employee Stock Ownership Plan (ESOP) loan receivable	106,530
Accrued interest receivable	3,961	37
Investments in:
Third Federal Savings and Loan	1,343,273	890,028
Non-thrift subsidiaries	66,780	61,430
Deferred income taxes	11,620
Other assets	4,919	5,576

Total assets	$2,031,512	$1,019,592

Liabilities and stockholders’ equity:
Line of credit due non-thrift subsidiary	$39,421	$6,387
Accrued expenses and other liabilities	638	64
Accrued Federal and state income taxes	5,252
Deferred income taxes		547

Total liabilities	45,311	6,998

Preferred stock
Common stock	3,323
Paid-in capital	1,668,215	627,979
Unallocated ESOP shares	(100,597)
Retained earnings—substantially restricted	421,503	395,892
Accumulated other comprehensive loss	(6,243)	(11,277)

Total stockholders’ equity	1,986,201	1,012,594

Total liabilities and stockholders’ equity	$2,031,512	$1,019,592

	Years Ended September 30
	2007	2006	2005
Statements of Income
Interest income:
Loans, including amortization of deferred costs	$9	$(10)	$(35)
Demand loan due from Third Federal Savings and Loan	16,764	2,830	989
ESOP loan	3,925
Mortgage backed securities—available for sale	3	20	39
Investment securities—available for sale	83	83	41
Other interest earning assets	8	9	10

Total interest income	20,792	2,932	1,044

Interest expense:
Borrowed funds from non-thrift subsidiaries	1,052	389	146
Stock subscriptions	722

Total interest expense	1,774	389	146

Net interest income	19,018	2,543	898
Provisions for loan losses		50

Net interest income after provisions for loan losses	19,018	2,493	898

Non-interest income (loss):
Loan fees and service charges	915	852	687
Other	1		(2,942)

Total other income (loss)	916	852	(2,255)

Non-interest expenses:
Salaries and employee benefits	1,448	409	141
Professional services	1,070	1,162	1,492
Office property and equipment	8	6	6
Contribution to charitable foundation	49,950
Other operating expenses	48	47	35

Total non-interest expenses	52,524	1,624	1,674

Income (loss) before income taxes	(32,590)	1,721	(3,031)
Income tax expense (benefit)	(6,662)	600	(13)

Income (loss) before undistributed earnings of subsidiaries	(25,928)	1,121	(3,018)
Equity in undistributed earnings of subsidiaries:
Insured thrift institution subsidiaries	46,190	39,992	67,096
Non-thrift subsidiaries	5,349	2,426	430

Net income	$25,611	$43,539	$64,508

	Years Ended September 30
	2007	2006	2005
Statements of Cash Flows
Cash flows from operating activities
Net income	$25,611	$43,539	$64,508
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed (earnings) loss of subsidiaries:
Insured thrift institutions	(46,190)	(39,992)	(67,096)
Non-thrift subsidiaries	(5,350)	(2,426)	(430)
Contribution of stock to charitable foundation	49,950
Deferred income taxes	(12,179)	125	128
ESOP stock-based compensation expense	5,933
Net increase (decrease) in accrued interest receivable and other assets	(3,267)	1,166	2,520
Increase (decrease) in accrued income taxes, expenses and other liabilities	5,826	(480)	3,036
Other	(3)	174	2,965

Net cash provided by operating activities	20,331	2,106	5,631

Cash flows from investing activities
Principal collected on loans, net of originations	5	26	143
Proceeds from principal repayments and maturities of securities available for sale	225	688	3,979
Purchases of securities available for sale			(3,922)
Decrease (increase) in balances lent to Third Federal Savings and Loan	(538,630)	(2,887)	(47,776)
Distributions from (investments in) insured thrift institution subsidiaries	(402,043)	—	41,516

Net cash provided by (used in) investing activities	(940,443)	(2,173)	(6,060)

Cash flows from financing activities
Net proceeds from sale of common stock	993,609
Loan to ESOP	(106,530)
Net increase (decrease) in borrowings from non-thrift subsidiaries	33,034

Net cash provided by (used in) financing activities	920,113

Net decrease in cash and cash equivalents	1	(67)	(429)
Cash and cash equivalents—beginning of year	110	177	606

Cash and cash equivalents—end of year	$111	$110	$177

16. EARNINGS PER SHARE

In connection with the April 2007 initial public stock offering, the Holding Company declared and distributed to Third Federal Savings, MHC a stock dividend of 227,118,132 shares which, when added to the 1,000 shares of Holding Company stock previously owned by Third Federal Savings, MHC, resulted in a total of 227,119,132 shares owned by Third Federal Savings, MHC. For purposes of computing earnings per share amounts prior to the offering date, the 227,119,132 shares currently held by Third Federal Savings, MHC are assumed to have been outstanding in all prior periods. For periods subsequent to the offering date, outstanding shares include shares held by Third Federal Savings, MHC, shares held by the Third Federal Foundation, shares held by the ESOP, and shares sold to subscribers except that shares held by the Employee Stock Ownership Plan that have not been allocated to participants or committed to be released for allocation to participants are excluded from the computations. As of September 30, 2007, the Employee Stock Ownership Plan held 10,059,733 shares that were neither allocated to participants nor committed to be released to participants.

The following is a summary of the Company’s earnings per share calculations.

	For the year ended September 30, 2007
	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$25,611
Basic and fully diluted earnings per share:
Income attributable to common stockholders	$25,611	269,513,427	$0.10

	For the year ended September 30, 2006
	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$43,539
Basic and fully diluted earnings per share:
Income attributable to common stockholders	$43,539	227,119,132	$0.19

	For the year ended September 30, 2005
	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$64,508
Basic and fully diluted earnings per share:
Income attributable to common stockholders	$64,508	227,119,132	$0.28

17. RELATED PARTY TRANSACTIONS

The Company, through an indirect, majority-owned subsidiary, receives real estate and management services from an entity under the control of a certain Director. Management fees of $726, $742, and $740 were paid to the entity under the control of the Director for the years ended September 30, 2007, 2006, and 2005, respectively. In addition, a sales commission of $173 and a distribution of operating cash of $612 related to these management services were paid in the year ended September 30, 2007.

The Company has made loans and extensions of credit, in the ordinary course of business, to certain Directors. These loans were under normal credit terms, including interest rate and collateralization, and do not represent more than the normal risk of collection. The aggregate amount of loans to such related parties at September 30, 2007 and 2006 was $985 and $270, respectively. None of these loans were past due, considered impaired or on nonaccrual at September 30, 2007.

18. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (SFAS 160). SFAS 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact adopting SFAS 160 will have on its consolidated financial condition, results of operations, and cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS 141R expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS 141R is effective for the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 141R to have a material effect on its consolidated financial condition, results of operations, or cash flows.

In November 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 109 (SAB 109), an amendment of SAB No. 105, Application of Accounting Principles to Loan Commitments. Under SAB 109, the expected net future cash flows of associated servicing should be included in the measurement of written loan commitments accounted for at fair value through earnings. SAB 109 is applicable to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company does not expect the adoption of SAB 109 to have a material effect on its consolidated financial condition, results of operations, or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 provides all entities, including not-for-profit organizations, with the option of reporting selected financial assets and liabilities at fair value. The objective of SFAS 159 is to improve financial reporting by providing opportunities to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Most of the provisions in this statement apply only to entities which elect SFAS 159. However the amendment to FASB Statement No. 115, Accounting for Certain Investment in Debt and Equity Securities, applies to entities with available for sale and trading securities, and requires an entity to present separately fair value and non-fair value securities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The Company has not determined the effect of adopting SFAS 159 on its consolidated financial condition, results of operations, or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of SFAS 157, guidance for applying fair value was incorporated in several pronouncements. SFAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the fair value measure of assets and liabilities. SFAS 157 also emphasizes that fair value is a market-based measurement, not an entity specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS 157, fair value measurements are disclosed by level within that hierarchy. While SFAS 157 does not add any new fair value measurements, it does change current practice. Changes to current practice include: (1) a requirement for an entity to include its own credit rating in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction if the restriction lapses within one year. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not determined the effect of adopting SFAS 157 on its consolidated financial condition, results of operations, or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods. SAB 108 permits initial adoption of its provisions either by (i) restating prior financial statements as if the “dual approach” had always been applied; or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of the date of adoption with an offsetting adjustment recorded to the opening balance of retained earnings. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006, with earlier application encouraged for any interim period of the first fiscal year ending after November 15, 2006, filed after the publication of SAB 108 (September 13, 2006). The Company adopted SAB 108 effective October 1, 2006, and it did not have a material effect on its consolidated financial condition, results of operations, or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of SFAS No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. The Company will be required to recognize the impact of a tax position if it is more likely than not that it will be sustained upon examination, based upon the technical merits of the position. The effective date for application of FIN 48 is for fiscal years beginning after December 15, 2006. The cumulative effect of applying the provisions of this interpretation must be reported as an adjustment to the opening balance of retained earnings for that fiscal period. The Company will adopt FIN 48 in fiscal 2008. The Company is currently evaluating the effect this interpretation will have on its consolidated financial condition, results of operations, and cash flows.

In March 2006, the FASB issued SFAS No. 156 Accounting for Servicing of Financial Assets: an amendment of SFAS No. 140 (SFAS 156). This statement requires all separately recognized servicing rights be initially measured at fair value, if practicable. For each class of separately recognized servicing assets and liabilities, this statement permits the Company to choose either to report servicing assets and liabilities at fair value or at amortized cost. Under the fair value approach, servicing assets and liabilities are recorded at fair value at each reporting date with changes in fair value recorded in earnings in the period in which the changes occur. Under the amortized cost method, servicing assets and liabilities are amortized in proportion to and over the period of net servicing income or net servicing loss and are assessed for impairment based on fair value at each reporting date. Adoption of this statement is required for fiscal years beginning after September 15, 2006. The Company adopted SFAS 156 effective October 1, 2006 and is applying the requirements for recognition and initial measurement of servicing assets and liabilities prospectively to all transactions. The Company is using the amortized cost method for subsequent measurement of servicing rights. Adoption of SFAS 156 did not have a material effect on the Company’s consolidated financial condition, results of operations, or cash flows.

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

19. SELECTED QUARTERLY DATA (UNAUDITED)

The following tables are a summary of certain quarterly financial date for the fiscal years ended September 30, 2007 and 2006.

	Fiscal 2007 Quarter Ended
	December 31	March 31	June 30	September 30
	(In thousands, except per share data)
Interest income	$125,733	$126,520	$140,114	$145,358
Interest expense	81,107	82,702	87,339	93,375

Net interest income	44,626	43,818	52,775	51,983
Provision for loan losses	2,000	2,250	2,100	3,250

Net interest income after provision for loan losses	42,626	41,568	50,675	48,733
Non-interest income	12,421	11,098	14,181	13,689
Non-interest expense	31,522	34,777	88,592	36,218

Earnings (loss) before income tax expense	23,525	17,889	(23,736)	26,204
Income tax expense (benefit)	7,694	5,902	(6,479)	11,154

Net earnings (loss)	$15,831	$11,987	$(17,257)	$15,050

Earnings (loss) per share—basic and fully diluted	0.07	0.05	(0.06)	0.05

	Fiscal 2006 Quarter Ended
	December 31	March 31	June 30	September 30
	(In thousands, except per share data)
Interest income	$116,099	$117,907	$123,909	$127,889
Interest expense	66,680	68,053	74,144	80,260

Net interest income	49,419	49,854	49,765	47,629
Provision for loan losses	1,045	900	1,005	3,100

Net interest income after provision for loan losses	48,374	48,954	48,760	44,529
Non-interest income (loss)	1,449	8,414	1,592	(17,848)
Non-interest expense	28,499	28,881	28,649	36,486

Earnings (loss) before income tax expense	21,324	28,487	21,703	(9,805)
Income tax expense (benefit)	6,853	9,377	7,004	(5,064)

Net earnings (loss)	$14,471	$19,110	$14,699	$(4,741)

Earnings (loss) per share—basic and fully diluted	0.06	0.08	0.06	(0.02)

FORM 10-K EXHIBIT INDEX

Exhibit Number	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previous Filed with SEC
2.1	TFS Financial Corporation Stock Issuance Plan, dated May 25, 2006	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 2 therein)

3.1	Amended and Restated Charter of TFS Financial Corporation, dated January 16, 2007	Amendment No. 2 to Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on February 9, 2006; Exhibit 3.2 therein)

3.2	Amended and Restated Bylaws of TFS Financial Corporation	Amendment No. 2 to Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on February 9, 2006; Exhibit 3.4 therein)

4.1	Form of Common Stock Certificate of TFS Financial Corporation	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 4 therein)

10.1	Employee Stock Ownership Plan, dated January 1, 2006	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.1 therein)

10.2	Financial, Retirement & Estate Planning Program as amended and restated January 1, 2006	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.2 therein)

10.3	Resolution Regarding Executive Physical Program, dated May 16, 2002	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.3 therein)

10.4	Company Car Program, dated February 24, 1995	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.4 therein)

10.5	Executive Retirement Benefit Plan I, dated January 1, 2006	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.5 therein)

10.6	Benefit Equalization Plan, dated January 1, 2005	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.6 therein)

10.7	Split Dollar Agreement, dated January 29, 2002	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.7 therein)

10.8	Resolution Regarding Supplemental Split Dollar Life Insurance Plan, dated August 22, 2002	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.8 therein)

10.9	Amendment No. 1 to Employee Stock Ownership Plan, dated February 22, 2007	Quarterly Report on Form 10-Q No. 001-33390 (filed with the SEC on May 15, 2007; Exhibit 10.9 therein)

21.1	Subsidiaries of Registrant	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 21 therein)

Exhibit Number	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previous Filed with SEC
31.1	Certification of chief executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

31.2	Certification of chief financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

32	Certification of chief executive officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TFS Financial Corporation

Dated: December 20, 2007	/s/ MARC A. STEFANSKI
Marc A. Stefanski
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: December 20, 2007	/s/ MARC A. STEFANSKI
Marc A. Stefanski
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Dated: December 20, 2007	/s/ DAVID S. HUFFMAN
David S. Huffman
Chief Financial Officer (Principal Financial Officer)

Dated: December 20, 2007	/s/ JUDITH Z. ADAM
Judith Z. Adam
Chief Accounting Officer (Principal Accounting Officer)

Dated: December 20, 2007	/s/ BERNARD S. KOBAK
Bernard S. Kobak
Director and Secretary

Dated: December 20, 2007	/s/ THOMAS J. BAIRD
Thomas J. Baird, Director

Dated: December 20, 2007	/s/ MARTIN J. COHEN
Martin J. Cohen, Director

Dated: December 20, 2007	/s/ ROBERT A. FIALA
Robert A. Fiala, Director

Dated: December 20, 2007	/s/ JOHN J. FITZPATRICK
John J. Fitzpatrick, Director

Dated: December 20, 2007	/s/ JAMES S. GASCOIGNE
James S. Gascoigne, Director

Dated: December 20, 2007	/s/ WILLIAM C. MULLIGAN
William C. Mulligan, Director

Dated: December 20, 2007	/s/ MARIANNE PITERANS
Marianne Piterans, Director

Dated: December 20, 2007	/s/ PAUL W. STEFANIK
Paul W. Stefanik, Director

Dated: December 20, 2007	/s/ ANTHONY W. ZEPP
Reverend Anthony W. Zepp, Director