Form 10-Q
period 2007-12-31
TFS Financial CORP
filed 2008-02-14
CIK 1381668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended December 31, 2007

or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller Reporting Company ☐
(do not check if a smaller reporting company)

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date.

As of February 11, 2008 there were 332,318,750 shares of the Registrant’s common stock, par value $0.01 per share, outstanding, of which 227,119,132 shares, or 68.34% of the Registrant’s common stock, were held by Third Federal Savings & Loan Association of Cleveland, MHC, the Registrant’s mutual holding company.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

TFS Financial Corporation

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

(In thousands, except share data)

	December 31, 2007	September 30, 2007
	(unaudited)
ASSETS
Cash and due from banks	$50,029	$45,666
Interest bearing deposits at other financial institutions	129,322	185,649
Federal funds sold	573,000	598,400

Cash and cash equivalents	752,351	829,715
Investment securities:
Available for sale (amortized cost $55,379 and $57,025, respectively)	55,374	56,681
Held to maturity (fair value $894,672 and $825,342, respectively)	889,132	823,815
Mortgage loans held for sale, at lower of cost or market	113,192	107,962
Loans held for investment, net:
Mortgage loans	8,319,002	8,103,300
Other loans	13,222	14,692
Deferred loan fees, net	(18,358)	(19,174)
Allowance for loan losses	(26,095)	(25,111)

Loans, net	8,287,771	8,073,707
Mortgage loan servicing assets, net	41,347	41,064
Federal Home Loan Bank stock, at cost	34,231	34,231
Real estate owned	12,455	9,903
Premises, equipment, and software, net	69,801	69,669
Accrued interest receivable	48,071	48,364
Bank owned life insurance contracts	146,131	144,498
Other assets	27,054	38,420

TOTAL ASSETS	$10,476,910	$10,278,029

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$8,266,373	$8,141,215
Borrowers’ advances for insurance and taxes	38,587	40,481
Principal, interest, and related escrow owed on loans serviced	77,699	77,908
Accrued expenses and other liabilities	86,114	32,224

Total liabilities	8,468,773	8,291,828
Commitments and contingent liabilities
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 332,318,750 shares issued and outstanding.	3,323	3,323
Paid-in capital	1,668,774	1,668,215
Unallocated ESOP shares	(98,316)	(100,597)
Retained earnings—substantially restricted	440,319	421,503
Accumulated other comprehensive loss	(5,963)	(6,243)

Total shareholders’ equity	2,008,137	1,986,201

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,476,910	$10,278,029

See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(In thousands, except share and per share data)

	For the Three Months Ended December 31,
	2007	2006
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$123,967	$116,433
Investment securities available for sale	558	699
Investment securities held to maturity	11,636	1,520
Federal funds sold	8,246	5,840
Other interest earning assets	1,261	1,241

Total interest income	145,668	125,733

INTEREST EXPENSE:
Deposits	92,696	80,792
Federal Home Loan Bank advances	—	315

Total interest expense	92,696	81,107

NET INTEREST INCOME	52,972	44,626
PROVISION FOR LOAN LOSSES	3,000	2,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	49,972	42,626

NON-INTEREST INCOME
Fees and service charges	6,333	6,169
Gain (loss) on the sale of loans	1,199	(811)
Increase in and death benefits from bank owned life insurance contracts	1,657	1,565
Net income on private equity investments	1,928	2,604
Other	1,816	2,894

Total non-interest income	12,933	12,421

NON-INTEREST EXPENSE:
Salaries and employee benefits	18,355	17,329
Marketing services	3,525	3,350
Office property, equipment, and software	4,519	4,502
Federal insurance premium	631	573
State franchise tax	707	984
Other operating expenses	6,366	4,784

Total non-interest expense	34,103	31,522

INCOME BEFORE INCOME TAXES	28,802	23,525

INCOME TAX EXPENSE	9,986	7,694

NET INCOME	$18,816	$15,831

Earnings per share—basic and fully diluted	$0.06	$0.07
Weighted average shares outstanding	322,327,418	227,119,132

See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

Three Months Ended December 31, 2007 and 2006

(In thousands)

	Common stock	Paid-in capital	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss)		Total shareholders’ equity
					Unrealized losses on securities	Pension obligation
Balance at September 30, 2006	$—	627,979	—	395,892	(714)	(10,563)	$1,012,594
Comprehensive income:
Net income				15,831			15,831
Change in unrealized losses on securities available for sale, net					51		51
Change in pension obligation, net						172	172

Total comprehensive income							16,054

Balance at December 31, 2006	$—	627,979	—	411,723	(663)	(10,391)	$1,028,648

Balance at September 30, 2007	$3,323	1,668,215	(100,597)	421,503	(223)	(6,020)	$1,986,201
Comprehensive income:
Net income				18,816			18,816
Change in unrealized losses on securities available for sale, net					220		220
Change in pension obligation, net						60	60

Total comprehensive income							19,096
ESOP shares committed to be released		559	2,281				2,840

Balance at December 31, 2007	$3,323	1,668,774	(98,316)	440,319	(3)	(5,960)	$2,008,137

See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	For the Three Months Ended December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,816	$15,831
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP shares committed to be released	2,840	—
Depreciation and amortization	1,668	1,341
Provision for loan losses	3,000	2,000
Net (gain) loss on the sale of loans	(1,199)	811
Other net losses	1,984	1,487
Principal repayments on and proceeds from sales of loans held for sale	133,025	337,539
Loans originated for sale	(137,834)	(165,787)
Increase in and death benefits for bank owned life insurance contracts	(1,633)	(1,565)
Net decrease in interest receivable and other assets	10,013	2,395
Net increase in accrued expenses and other liabilities	53,983	9,399
Other	(1,928)	(696)

Net cash provided by operating activities	82,735	202,755

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans originated	(751,641)	(566,006)
Principal repayments on loans	465,984	207,479
Proceeds from sales, principal repayments and maturities of:
Securities available for sale	1,956	3,643
Securities held to maturity	45,167	5,093
Proceeds from sale of:
Loans	62,639	360,789
Private equity fund	—	5,009
Purchases of:
Securities available for sale	(320)	(7)
Securities held to maturity	(110,452)	(131,933)
Premises and equipment	(1,693)	(2,054)
Other	5,206	3,845

Net cash used in investing activities	(283,154)	(114,142)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	125,158	119,417
Net decrease in borrowers’ advances for insurance and taxes	(1,894)	(6,232)
Net (decrease) increase in principal and interest owed on loans serviced	(209)	970
Net increase in short-term advances	—	3

Net cash provided by financing activities	123,055	114,158

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(77,364)	202,771
CASH AND CASH EQUIVALENTS—Beginning of period	829,715	252,927

CASH AND CASH EQUIVALENTS—End of period	$752,351	$455,698

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest on deposits	$95,410	$83,488
Cash paid for interest on borrowed funds	—	311
Cash paid for income taxes	—	—
SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Loans exchanged for mortgage-backed securities	195,461	467,779
Transfer of loans to real estate owned	6,099	2,524

See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

TFS Financial Corporation (the Holding Company), a federally chartered stock holding company, conducts its principal activities through its wholly owned subsidiaries. The principal line of business of TFS Financial Corporation and its subsidiaries (collectively, TFS Financial or the Company) is retail consumer banking; including mortgage lending, deposit gathering, and other insignificant financial services. On December 31, 2007, approximately 68% of the Holding Company was owned by a federally chartered mutual holding company, Third Federal Savings and Loan Association of Cleveland, MHC (Third Federal Savings, MHC). The thrift subsidiary of TFS Financial is Third Federal Savings and Loan Association of Cleveland (the Association).

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

The unaudited interim consolidated financial statements were prepared without an audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial condition of TFS Financial at December 31, 2007, and its results of operations and cash flows for the periods presented. In accordance with Regulation S-X for interim financial information, these statements do not include certain information and footnote disclosures required for complete audited financial statements. The Holding Company’s September 30, 2007 Annual Report on Form 10-K contains consolidated financial statements and related notes which should be read in conjunction with the accompanying interim consolidated financial statements. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2008.

2. EARNINGS PER SHARE

The following is a summary of our earnings per share calculation.

	Three Months Ended December 31,
	2007	2006
	(In thousands except per share data)
Net income	$18,816	$15,831

Weighted average shares outstanding	322,327	227,119

Earnings per share - basic and diluted	$0.06	$0.07

For purposes of computing earnings per share amounts prior to the completion of our initial public offering on April 20, 2007, the 227,119,132 shares currently held by Third Federal Savings, MHC are assumed to have been outstanding in all prior periods. For periods subsequent to the offering date, outstanding shares include shares held by Third Federal Savings, MHC, shares held by the Third Federal Foundation, shares held by the Employee Stock Ownership Plan (ESOP) and shares held by the public except that shares held by the ESOP that have not been allocated to participants or committed to be released for allocation to participants are excluded from the computations.

3. INVESTMENT SECURITIES

Investments available for sale are summarized as follows:

	December 31, 2007
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(In thousands)
U.S. government and agency obligations	$28,995	$175	$(97)	$29,073
Fannie Mae certificates	726	3	—	729
Real estate mortgage investment conduits (REMICs)	19,266	9	(95)	19,180
Other	6,392	—	—	6,392

	$55,379	$187	$(192)	$55,374

	September 30, 2007
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(In thousands)
U.S. government and agency obligations	$28,994	$—	$(217)	$28,777
Fannie Mae certificates	761	—	(13)	748
REMICs	21,198	8	(122)	21,084
Other	6,072	—	—	6,072

	$57,025	$8	$(352)	$56,681

Investments held to maturity are summarized as follows:

	December 31, 2007
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(In thousands)
U.S. government and agency obligations	$22,995	$10	$(12)	$22,993
Freddie Mac certificates	11,837	80	—	11,917
Ginnie Mae certificates	9,719	204	—	9,923
REMICs	831,662	5,710	(935)	836,437
Fannie Mae certificates	12,913	496	(22)	13,387
Other	6	9	—	15

	$889,132	$6,509	$(969)	$894,672

	September 30, 2007
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(In thousands)
U.S. government and agency obligations	$26,994	$20	$(46)	$26,968
Freddie Mac certificates	12,100	1	—	12,101
Ginnie Mae certificates	10,278	144	(4)	10,418
REMICs	761,172	2,325	(1,150)	762,347
Fannie Mae certificates	13,265	307	(88)	13,484
Other	6	18	—	24

	$823,815	$2,815	$(1,288)	$825,342

4. LOANS AND ALLOWANCE FOR LOAN LOSS

Loans held for investment consist of the following:

	December 31, 2007	September 30, 2007
	(In thousands)
Real Estate Loans:
Residential non-Home Today	$5,957,752	$5,842,827
Residential Home Today	308,293	304,046
Equity loans and lines of credit (1)	1,970,296	1,867,899
Construction	139,151	150,695

	8,375,492	8,165,467
Consumer loans:
Auto loans	4,021	5,627
Loans on savings	8,649	8,490
Other	552	575

	13,222	14,692
Less:
Deferred loan fees, net	(18,358)	(19,174)
Loans-in-process	(56,490)	(62,167)
Allowance for loan losses	(26,095)	(25,111)

Net loans	$8,287,771	$8,073,707

(1)	Includes bridge loans (loans where borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).

Home Today is an affordable housing program targeted to benefit low- and moderate-income home buyers. Through its Home Today program, the Association originates loans with standard terms to borrowers who might not qualify for such loans. Borrowers must complete financial management education and counseling and must be referred to the Association by a sponsoring organization with which the Association has partnered as part of the program. Borrowers must also meet a minimum credit score threshold. Because the Association applies less stringent underwriting and credit standards to these loans, loans originated under the Home Today program have greater credit risk than its traditional residential real estate mortgage loans.

Activity in the allowance for loan losses is summarized as follows:

	Period Ended December 31,
	2007	2006
	(In thousands)
Balance—beginning of period	$25,111	$20,705
Provision charged to income	3,000	2,000
Charge-offs	(2,077)	(1,680)
Recoveries	61	196

Balance—end of period	$26,095	$21,221

5. DEPOSITS

Deposit account balances are summarized as follows:

	December 31, 2007	September 30, 2007
	(In thousands)
Negotiable order of withdrawal accounts	$1,379,710	$1,464,631
Savings accounts	1,168,004	1,014,341
Certificates of deposit	5,717,608	5,658,478

	8,265,322	8,137,450
Accrued interest	1,051	3,765

Total deposits	$8,266,373	$8,141,215

6. INCOME TAXES

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and city jurisdictions. With few exceptions we are no longer subject to federal and state income tax examinations for tax years prior to 2003. The State of Ohio has examined the Association through 2006 with no adjustment.

The Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of SFAS 109 (FIN 48) on October 1, 2007. The implementation of FIN 48 did not have an effect on the Company’s financial statements. As of October 1, 2007, there were no unrecognized tax benefits.

The Company recognizes interest and penalties on income tax assessments or income tax refunds, where applicable, in the financial statements as a component of its provision for income taxes.

7. EMPLOYEE BENEFIT PLANS

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

The components of net periodic benefit cost recognized in the statements of income are as follows:

	Three Months Ended December 31,
	2007	2006
	(In thousands)
Service cost	$947	$1,016
Interest cost	754	720
Expected return on plan assets	(808)	(724)
Amortization of net loss	109	279
Amortization of prior service cost	(15)	(15)

Net periodic benefit cost	$987	$1,276

Minimum employer contributions expected to be paid during the fiscal year ending September 30, 2008 are $4.0 million.

Employee (Associate) Stock Ownership Plan (ESOP)—The Company established an ESOP for its employees effective January 1, 2006. The ESOP is a tax-qualified plan, designed to invest primarily in the Company’s common stock, that provides employees with an opportunity to receive a funded retirement benefit, based primarily on the value of the Company’s common stock. The ESOP covers all eligible employees of the Company and its wholly-owned subsidiaries. Employees are eligible to participate in the ESOP after attainment of age 18, completion of 1,000 hours of service, and employment on the last day of the plan’s calendar year. Company contributions to the plan are at the discretion of the board of directors. The ESOP is accounted for in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position No. 93-6, Employers’ Accounting for Employee Stock Ownership Plans. Compensation expense for the ESOP is based on the market price of the Company’s common stock and is recognized as shares are committed to be released to participants. The total compensation expense related to this plan for the three months ended December 31, 2007 and 2006 was $2.8 million and $2.3 million, respectively.

In 2007, the ESOP purchased 11,605,824 shares of the Company’s common stock at a price of $10 per share with a 2006 plan year cash contribution and the proceeds of a loan from the Company to the ESOP. The outstanding loan principal balance as of December 31, 2007 was $95.1 million. Shares of the Company’s common stock pledged as collateral for the loan are released from the pledge for allocation to participants as loan payments are made. At December 31, 2007, 1,774,194 shares have been allocated to participants; no additional shares were committed to be released. Shares that are committed to be released are allocated to participants at the end of the plan year (December 31). ESOP shares that are unallocated or not yet committed to be released totaled 9,831,630 at December 31, 2007, and had a fair market value of $117.4 million.

8. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company enters into commitments with off-balance-sheet risk to meet the financing needs of its customers. Commitments to extend credit involve elements of credit risk and interest rate risk in excess of the amount recognized in the consolidated statements of condition. The Company’s exposure to credit loss in the event of nonperformance by the other party to the commitment is represented by the contractual amount of the commitment. The Company generally uses the same credit policies in making commitments as it does for on-balance-sheet instruments. Interest rate risk on commitments to extend credit results from the possibility that interest rates may have moved unfavorably from the position of the Company since the time the commitment was made.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates of 60 to 360 days or other termination clauses and may require payment of a fee. Since some of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At December 31, 2007, the Company had commitments to originate loans as follows (in thousands):

Fixed-rate mortgage loans	$149,333
Adjustable-rate mortgage loans	16,108
Equity line of credit loans	55,359

Total	$220,800

At December 31, 2007, the Company had unfunded commitments outstanding as follows (in thousands):

Equity lines of credit	$2,122,855
Construction loans	56,489
Private equity investments	14,047

Total	$2,193,391

The Company has entered into a commitment in the amount of $1.5 million for the purchase and installation of a major software license. To date, all but the last installment of $375 thousand has been paid and has been reflected in the statement of condition. The last installment is expected to be paid in fiscal year 2008.

The Company provides mortgage reinsurance on certain mortgage loans in its own portfolio, including Home Today loans and loans in its servicing portfolio through contracts with two primary mortgage insurance companies. Under these contracts, the Company absorbs mortgage insurance losses in excess of a specified percentage of the principal balance of a given pool of loans, subject to a contractual limit, in exchange for a portion of the pools’ mortgage insurance premiums. As of December 31, 2007, approximately $595.3 million of mortgage loans in our portfolios were covered by such mortgage reinsurance contracts. At December 31, 2007, the maximum losses under the reinsurance contracts were limited to $16.8 million. The Company has not incurred any losses under these reinsurance contracts but has provided a liability for estimated losses totaling $3.2 million as of December 31, 2007. Management believes it has made adequate provision for estimated losses.

Under the terms of a purchase agreement of a previously held equity investment in an unrelated corporation, the selling shareholder may require the Company to purchase an additional 21,448 shares of stock of the corporation at fair market value of the stock as determined by an independent valuation. Under an exit agreement, whereby the unrelated corporation has repurchased the original equity investment from the Company, the unrelated corporation has agreed to purchase any additional shares the Company is obligated to acquire from the selling shareholder, with the option of borrowing up to 50% of the funds for this purchase from the Company. As of December 31, 2007, the maximum additional investment under the purchase obligation is estimated at $2.8 million. This obligation expires November 3, 2009.

In management’s opinion, the above commitments will be funded through normal operations.

At December 31, 2007, the Company had $75 million in commitments to securitize and sell mortgages.

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

9. RECENT ACCOUNTING PRONOUNCEMENTS

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities —Including an Amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 provides all entities, including not-for-profit organizations, with the option of reporting selected financial assets and liabilities at fair value. The objective of SFAS 159 is to improve financial reporting by providing opportunities to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Most of the provisions in this statement apply only to entities which elect to adopt SFAS 159. However the amendment to FASB Statement No. 115, Accounting for Certain Investment in Debt and Equity Securities, applies to entities with available for sale and trading securities, and requires an entity to present separately fair value and non-fair value securities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The Company has not determined the effect of adopting SFAS 159 on its consolidated financial condition, results of operations, or cash flows.

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

In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertain tax positions. The Company is required to recognize the impact of a tax position if it is more likely than not that it will be sustained upon examination, based upon the technical merits of the position. The effective date for application of FIN 48 is for fiscal years beginning after December 15, 2006. The cumulative effect of applying the provisions of this interpretation must be reported as an adjustment to the opening balance of retained earnings for that fiscal period. The Company adopted FIN 48 on October 1, 2007. Its implementation did not have an effect on its consolidated financial condition, results of operations, or cash flows.

10. SUBSEQUENT EVENTS

The Company announced on February 11, 2008 that its Board of Directors had declared the Company’s first cash dividend of $0.05 per share, payable on March 10, 2008 to all stockholders of record (other than Third Federal Savings, MHC) on February 25, 2008.

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

Overview

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

Approximately 80% of our assets consist of residential real estate loans and equity loans and lines of credit, the overwhelming majority of which were originated to borrowers in the States of Ohio and Florida. We have increased these assets by offering competitive interest rates and product features to customers in our marketplace. Part of this strategy involves programs such as our Lowest Rate Guarantee program (in which we will offer a better interest rate than a competitor’s interest rate for certain types of loans or give the loan applicant cash after they close a loan at a lower interest rate) and our Home Today program (where we provide our standard interest rates and flexible credit terms to borrowers who would not normally qualify for such loans). We also offer loan products and features such as high loan-to-value loans that do not require private mortgage insurance, and adjustable-rate mortgage loans that can convert to fixed-rate loans at no cost to the borrower.

Recently there has been significant attention paid to the sub-prime predatory lending component of the residential mortgage origination market. We neither originate nor purchase any sub-prime or option ARM loans. However, we do offer an affordable housing program targeted to benefit low- and moderate-income home buyers. Through its Home Today program the Association originates loans with standard terms to borrowers who might not qualify for such loans. Borrowers in the Home Today program are not charged higher fees or interest rates than non-Home Today borrowers. Unlike sub-prime loans, these loans are not interest only or negative amortizing and contain no low initial payment features or adjustable interest rates. Because the Association applies less stringent underwriting and credit standards to these loans, loans originated under the Home Today program have greater credit risk than traditional residential real estate mortgage loans.

Historically, we have tried to provide our customers with attractive rates of return on our deposit products. Our deposit products typically offer rates that are competitive with the rates on similar products offered by other financial institutions. We intend to continue this practice. Our high-yield checking and high-yield savings accounts, which represented 27% of our total deposits as of December 31, 2007, have provided us with funds that reprice in a manner similar to our equity lines of credit, which has assisted us in managing interest rate risk.

We continue to focus on managing operating expenses. Our annualized ratio of non-interest expense to average assets was 1.31% for the quarter ended December 31, 2007. As of December 31, 2007, our average assets per full-time employee and our average deposits per full-time employee were $11 million and $9 million, respectively. Based on industry statistics published by the Office of Thrift Supervision, we believe that each of these measures compare favorably with the averages for our peer group. Our average deposits held at our branch offices

($223 million per branch office as of December 31, 2007) contribute to our expense management efforts by limiting the overhead costs of serving our deposit customers. We will continue our efforts to control operating expenses as we use a portion of the capital we received in the stock offering to grow our business.

We expect to expand our branch office network. Our efforts to expand will focus primarily on eliminating gaps in our current market areas, most likely in the State of Florida. However, we have not established a timetable for expanding our branch network, nor have we determined the specific number of branch offices or specific locations for our expansion efforts.

Critical Accounting Policies

Critical accounting policies are defined as those that involve significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that the most critical accounting policies upon which our financial condition and results of operations depend, and which involve the most complex subjective decisions or assessments, are our policies with respect to our allowance for loan losses, mortgage servicing rights, income taxes and pension benefits.

Allowance for Loan Losses. We provide for loan losses based on the allowance method. Accordingly, all loan losses are charged to the related allowance and all recoveries are credited to it. Additions to the allowance for loan losses are provided by charges to income based on various factors which, in our judgment, deserve current recognition in estimating probable losses. We regularly review the loan portfolio and make provisions for loan losses in order to maintain the allowance for loan losses in accordance with accounting principles generally accepted in the United States of America. The allowance for loan losses consists of three components:

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

As described above, loans originated under the Home Today program have greater credit risk than traditional residential real estate mortgage loans. At December 31, 2007, we had $308 million of loans that were originated under our Home Today program, 29% of which were delinquent 30 days or more in repayments, compared to 1.5% for our portfolio of non-Home Today loans as of that date.

Equity loans and equity lines of credit generally have higher credit risk than traditional residential mortgage loans. These loans and lines are usually in a second position and when combined with the first mortgage, result in generally higher overall loan-to-value ratios. In a stressed housing market with increasing delinquencies and declining housing prices, such as currently exists, these higher loan-to-value ratios represent a greater risk of loss to the Association. A borrower with more equity in the property has a vested interest in keeping the loan current when compared to a borrower with little or no equity in the property. At December 31, 2007, we had $1.97 billion of equity loans and equity lines of credit outstanding, 3.2% of which were delinquent 30 days or more in repayments.

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

The following table sets forth the composition of the loan portfolio, by type of loan at the dates indicated, excluding loans held for sale.

	December 31, 2007		September 30, 2007		December 31, 2006
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential non-Home Today	$5,957,752	71.0%	$5,842,827	71.5%	$5,303,677	70.0%
Residential Home Today	308,293	3.7	304,046	3.7	291,840	3.9
Equity loans and lines of credit (1)	1,970,296	23.5	1,867,899	22.8	1,775,342	23.4
Construction	139,151	1.7	150,695	1.8	182,943	2.4
Commercial	—	—	—	—	2,323	—
Consumer loans:
Automobile	4,021	—	5,627	0.1	12,641	0.2
Other	9,201	0.1	9,065	0.1	8,248	0.1

Total loans receivable	$8,388,714	100.0%	$8,180,159	100.0%	$7,577,014	100.0%

Deferred loan costs (fees)	(18,358)		(19,174)		(18,647)
Loans in process	(56,490)		(62,167)		(72,953)
Allowance for loan losses	(26,095)		(25,111)		(21,221)

Total loans receivable, net	$8,287,771		$8,073,707		$7,464,193

(1)	Includes bridge loans (loans where borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).

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

	At December 31, 2007			At September 30, 2007			At December 31, 2006
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential non-Home Today	$5,437	17.1%	71.0%	$4,781	19.1%	71.5%	$4,503	21.2%	70.0%
Residential Home Today	6,056	26.9	3.7	6,361	25.3	3.7	5,532	26.1	3.9
Equity loans and lines of credit (1)	13,651	52.3	23.5	13,141	52.3	22.8	9,671	45.6	23.4
Construction	931	3.6	1.7	778	3.1	1.8	491	2.3	2.4
Commercial	—	—	—	23	0.1	—	965	4.5	—
Consumer loans:
Automobile loans	18	0.1	—	25	0.1	0.1	57	0.3	0.2
Other	2	—	0.1	2	—	0.1	2	—	0.1

Total allocated allowance	26,095	100.0	100.0	25,111	100.0	100.0	21,221	100.0	100.0
Unallocated allowance	—	—	—	—	—	—	—	—	—

Total allowance for loan losses	$26,095	100.0%	100.0%	$25,111	100.0%	100.0%	$21,221	100.0%	100.0%

(1)	Includes bridge loans (loans where borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	As of and for the Three Months Ended
	December 31, 2007	September 30, 2007	December 31, 2006
	(Dollars in thousands)
Allowance balance (beginning of the quarter)	$25,111	$23,814	$20,705
Charge-offs:
Real estate loans:
Residential non-Home Today	919	405	581
Residential Home Today	916	343	268
Equity loans and lines of credit (1)	240	685	828
Construction	—	—	—
Commercial	—	517	—
Consumer loans:
Automobile loans	2	7	3
Other	—	—	—

Total charge-offs	2,077	1,957	1,680

Recoveries:
Real estate loans:
Residential non-Home Today	38	3	71
Residential Home Today	21	—	108
Equity loans and lines of credit (1)	—	1	17
Construction	—	—	—
Commercial	—	—	—
Consumer loans:
Automobile loans	2	—	—
Other	—	—	—

Total recoveries	61	4	196

Net charge-offs	(2,016)	(1,953)	(1,484)
Provision for loan losses	3,000	3,250	2,000

Allowance balance (at the end of the quarter)	$26,095	$25,111	$21,221

Ratios:
Net charge-offs (annualized) to average loans outstanding	0.10%	0.10%	0.08%
Allowance for loan losses to non-performing loans at end of the quarter	20.10%	22.12%	23.53%
Allowance for loan losses to total loans at end of the quarter	0.31%	0.31%	0.28%

(1)	Includes bridge loans (loans where borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).

The following table sets forth loan delinquencies by type and by amount at the dates indicated.

	Loans Delinquent For				Total
	30-89 Days		90 Days and Over
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2007
Real estate loans:
Residential non-Home Today	293	$24,544	259	$25,020	552	$49,564
Residential Home Today	301	27,469	658	61,357	959	88,826
Equity loans and lines of credit (1)	520	23,427	613	39,190	1,133	62,617
Construction	24	5,491	36	4,251	60	9,742
Commercial	—	—	—	—	—	—
Consumer loans:
Automobile loans	25	69	1	1	26	70
Other	—	—	—	—	—	—

Total	1,163	$81,000	1,567	$129,819	2,730	$210,819

At September 30, 2007
Real estate loans:
Residential non-Home Today	278	$23,276	244	$21,746	522	$45,022
Residential Home Today	292	26,775	600	55,653	892	82,428
Equity loans and lines of credit (1)	536	24,795	500	31,467	1,036	56,262
Construction	5	595	30	4,659	35	5,254
Commercial	—	—	—	—	—	—
Consumer loans:
Automobile loans	20	95	—	—	20	95
Other	—	—	—	—	—	—

Total	1,131	$75,536	1,374	$113,525	2,505	$189,061

At December 31, 2006
Real estate loans:
Residential non-Home Today	253	$20,561	274	$21,221	527	$41,782
Residential Home Today	308	29,376	520	48,094	828	77,470
Equity loans and lines of credit (1)	511	23,297	343	19,093	854	42,390
Construction	4	1,103	16	1,786	20	2,889
Commercial	—	—	—	—	—	—
Consumer loans:
Automobile loans	—	—	—	—	—	—
Other	—	—	—	—	—	—

Total	1,076	$74,337	1,153	$90,194	2,229	$164,531

(1)	Includes bridge loans (loans where borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).

The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	December 31, 2007	September 30, 2007	December 31, 2006
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
Residential non-Home Today	$25,020	$21,746	$21,221
Residential Home Today	61,357	55,653	48,094
Equity loans and lines of credit (1)	39,190	31,467	19,093
Construction	4,251	4,659	1,786
Commercial	—	—	—
Consumer loans:
Automobile loans	1	—	—
Other	—	—	—

Total	129,819	113,525	90,194

Accruing loans 90 days or more past due:
Real estate loans:
Residential non-Home Today	—	—	—
Residential Home Today	—	—	—
Equity loans and lines of credit (1)	—	—	—
Construction	—	—	—
Commercial	—	—	—
Consumer loans:
Automobile loans	—	—	—
Other	—	—	—

Total loans 90 days or more past due	—	—	—

Total non-performing loans	129,819	113,525	90,194

Real estate owned	12,455	9,903	7,240
Other non-performing assets	—	—	—

Total non-performing assets	$142,274	$123,428	$97,434

Troubled debt restructurings:
Real estate loans:
Residential non-Home Today	$—	$—	$—
Residential Home Today	—	—	—
Equity loans and lines of credit (1)	—	—	—
Construction	—	—	—
Commercial	—	—	—
Consumer loans:
Automobile loans	—	—	—
Other	—	—	—

Total	$—	$—	$—

Ratios:
Total non-performing loans to total loans	1.55%	1.39%	1.19%
Total non-performing loans to total assets	1.24%	1.10%	1.03%
Total non-performing assets to total assets	1.36%	1.20%	1.12%

(1)	Includes bridge loans (loans where borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).

Mortgage Servicing Rights. Mortgage servicing rights represent the present value of the estimated future servicing fees expected to be received pursuant to the right to service loans in our loan servicing portfolio. Mortgage servicing rights are recognized as assets for both purchased rights and for the allocated value of retained servicing rights on loans sold. The most critical accounting policy associated with mortgage servicing is the methodology used to determine the fair value of capitalized mortgage servicing rights. A number of estimates affect the capitalized value and include: (1) the mortgage loan prepayment speed assumption; (2) the estimated prospective cost expected to be incurred in connection with servicing the mortgage loans; and (3) the discount factor used to compute the present value of the mortgage servicing right. The mortgage loan prepayment speed assumption is significantly affected by interest rates. In general, during periods of falling interest rates, mortgage loans prepay faster and the value of our mortgage servicing assets decreases. Conversely, during periods of rising rates, the value of mortgage servicing rights generally increases due to slower rates of prepayments. The estimated prospective cost expected to be incurred in connection with servicing the mortgage loans is deducted from the retained (gross mortgage loan interest rate less amounts remitted to third parties – investor pass-thru rate, guarantee fee, mortgage insurance fee, etc.) servicing fee to determine the net servicing fee for purposes of capitalization computations. To the extent that prospective actual costs incurred to service the mortgage loans differ from the estimate, our future results will be adversely (or favorably) impacted. The discount factor selected to compute the present value of the servicing right reflects expected market place yield requirements.

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

Comparison of Financial Condition at December 31, 2007 and September 30, 2007

Total assets increased $199 million, or 2%, to $10.48 billion at December 31, 2007 from $10.28 billion at September 30, 2007. The growth in our assets was funded principally by a $125 million increase in deposits, and to a lesser extent by increased accrued expenses and other liabilities as well as additional retained earnings.

Cash and cash equivalents (cash and due from banks, interest-bearing deposits, and federal funds sold) decreased $77 million, or 9%, to $752 million at December 31, 2007 from $830 million at September 30, 2007, as we continued to redeploy our liquid assets into higher yielding investments and loan products that provide higher yields along with longer maturities.

Investment securities held to maturity increased $65 million, or 8%, to $889 million at December 31, 2007 from $824 million at September 30, 2007. This increase reflected our reinvestment of cash equivalents into assets offering slightly higher returns with limited risk of asset life extension, should market interest rates increase.

Loans, net, comprised primarily of mortgage loans held for investment increased $214 million, or 3%, to $8.29 billion at December 31, 2007 from $8.07 billion at September 30, 2007 as we retained more of our mortgage loan originations in our owned portfolio to accelerate the redeployment of cash and cash equivalents into assets that provide greater yields.

Our portfolio of real estate owned increased $2.6 million, or 26%, to $12.5 million at December 31, 2007, from $9.9 million at September 30, 2007. While the balance of real estate owned continues to comprise less than 0.2% of both our $10.48 billion of total assets as well as our $8.29 billion loan portfolio, the increase is nevertheless indicative of the current challenging economic environment and its negative impact on the residential housing market, which has been evidenced by increases in the balances of loan delinquencies, non performing loans and loan charge-offs.

Other assets decreased $11 million, or 30%, to $27 million at December 31, 2007 from $38 million at September 30, 2007. The decrease primarily reflected the timing of our federal and state income tax payments.

Deposits increased $125 million, or 2%, to $8.27 billion at December 31, 2007 from $8.14 billion at September 30, 2007. The increase in deposits resulted from a $161 million increase in high-yield savings accounts (a subcategory of our savings accounts), which, when combined with an increase of $56 million in our certificates of deposit, more than offset modest declines in our other deposit products (other savings accounts, high-yield checking and other NOW accounts). Our high-yield savings account, the highest tier of which provides a competitive marketplace yield, was redesigned and actively marketed beginning in early March 2007 and since that time has been the most significant contributor to the growth of our deposit portfolio. We have focused on promoting the high-yield savings accounts as well as high yield checking accounts as we believe that these types of deposit products provide a stable source of funds. In addition, our high-yield checking and high-yield savings accounts are expected to reprice in a manner similar to our equity loan products, and therefore assist us in managing interest rate risk.

The $54 million increase in accrued expenses and other liabilities, to $86 million at December 31, 2007 from $32 million at September 30, 2007 primarily reflects the in-transit status of $47 million of real estate tax payments which had been collected from borrowers and are being remitted to various taxing agencies.

Shareholders’ equity increased $22 million, to $2.00 billion at December 31, 2007 from $1.98 billion at September 30, 2007. Of this increase, $19 million reflects our net income during the three-month period and the remainder reflects adjustments related to the allocation of shares of our common stock related to the ESOP.

Comparison of Operating Results for the Three Months Ended December 31, 2007 and 2006

Average balances and yields. The following table sets forth average balance sheets, average yields and costs, and certain other information at and for the periods indicated. No tax-equivalent yield adjustments were made, as the effects thereof were not material. All average balances for the current fiscal year are daily average balances while the prior fiscal year average balances are monthly average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense.

	Three Months Ended December 31, 2007				Three Months Ended December 31, 2006
	Average Balance	Interest Income/ Expense		Yield/ Cost(1)	Average Balance		Interest Income/ Expense		Yield/ Cost(1)
	(Dollars in thousands)
Interest-earning assets:
Cash on hand and in banks	$52,963	$657		4.96%	$10,080		$135		5.36%
Federal funds sold	709,435	8,246		4.65%	445,780		5,840		5.24%
Investment securities	60,635	599		3.95%	45,216		431		3.81%
Mortgage-backed securities	854,689	11,595		5.43%	139,185		1,788		5.14%
Loans	8,322,205	123,967		5.96%	7,708,679		116,433		6.04%
Federal Home Loan Bank stock	34,231	604		7.06%	73,309		1,106		6.03%

Total interest-earning assets	10,034,158	145,668		5.81%	8,422,249		125,733		5.97%

Non-interest-earning assets	356,325				261,741

Total assets	$10,390,483				$8,683,990

Interest-bearing liabilities:
NOW accounts	$1,401,307	11,617		3.32%	$1,644,552		16,949		4.12%
Savings accounts	1,094,998	10,887		3.98%	328,089		767		0.94%
Certificates of deposit	5,683,540	70,192		4.94%	5,494,707		63,076		4.59%
FHLB advances	—	—		—	25,104		315		5.02%

Total interest-bearing liabilities	8,179,845	92,696		4.53%	7,492,452		81,107		4.33%

Non-interest-bearing liabilities	203,214				171,611

Total liabilities	8,383,059				7,664,063
Shareholders’ equity	2,007,424				1,019,927

Total liabilities and shareholders’ equity	$10,390,483				$8,683,990

Net interest income		$52,972					$44,626
Interest rate spread (2)				1.28%					1.64%

Net interest-earning assets (3)	$1,854,313				$929,797

Net interest margin (4)		2.11	%(1)				2.12	%(1)

Average interest-earning assets to average interest-bearing liabilities	122.67%				112.41%

Selected performance ratios:
Return on average assets		0.72	%(1)		0.73	%(1)
Return on average equity		3.75	%(1)		6.21	%(1)
Average equity to average assets		19.32%			11.74%

(1)	Annualized
(2)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by total interest-earning assets.

General. Net income increased $3.0 million, to $18.8 million for the three months ended December 31, 2007 as compared to $15.8 million for the three months ended December 31, 2006.

Interest Income. Interest income increased $19.9 million, or 16%, to $145.7 million for the three months ended December 31, 2007 from $125.7 million for the three months ended December 31, 2006. The increase in interest income resulted from increases in interest income on loans, mortgage-backed securities and to a lesser extent, federal funds sold.

Interest income on federal funds sold was $8.2 million for the three months ended December 31, 2007, compared to $5.8 million for the three months ended December 31, 2006. The increase resulted from our maintaining higher levels of liquid assets during the three months ended December 31, 2007, as our average balance of federal funds sold was $709.4 million for the three months ended December 31, 2007 compared to $445.8 million for the three months ended December 31, 2006. The higher average balances resulted from the proceeds of our stock offering which was competed in April 2007. The average yield on federal funds sold decreased 59 basis points to 4.65% for the three months ended December 31, 2007 from 5.24% for the three months ended December 31, 2006, primarily as a result of decreases in short-term overnight market interest rates.

Interest income on mortgage-backed securities increased $9.8 million, to $11.6 million for the three months ended December 31, 2007, compared to $1.8 million for the three months ended December 31, 2006. The increase resulted primarily from increased balances and to a lesser extent, increased average rates of interest. The increase in balances resulted from the reinvestment of proceeds from our public offering and the receipt of funds from new savings deposits. In addition, the average yield on mortgage-backed securities increased 29 basis points to 5.43% for the three months ended December 31, 2007 as compared to 5.14% for the three months ended December 31, 2006, due to the acquisition of mortgage-backed securities with higher yields since December 31, 2006.

Interest Expense. Interest expense increased $11.6 million, or 14%, to $92.7 million for the three months ended December 31, 2007 from $81.1 million for the three months ended December 31, 2006. The increase in interest expense resulted from increases in interest expense in savings accounts and certificate of deposit accounts and was partially offset by a decrease in interest expense on NOW accounts.

Interest expense on NOW accounts decreased $5.3 million, or 32%, to $11.6 million for the three months ended December 31, 2007 from $16.9 million for the three months ended December 31, 2006. The decrease was caused primarily by a 81 basis point decrease in the average rate we paid on NOW accounts to 3.32% for the three months ended December 31, 2007 from 4.12% for the three months ended December 31, 2006. We decreased rates on deposits in response to decreases in short-term market interest rates. In addition, the average balance of NOW accounts decreased $243.2 million, or 15%, to $1.4 billion for the three months ended December 31, 2007 from $1.6 billion for the three months ended December 31, 2006.

Interest expense on savings accounts increased $10.1 million, to $10.9 million for the three months ended December 31, 2007 from $767 thousand for the three months ended December 31, 2006. The increase was caused by a combination of (1) a 304 basis point increase in the average rate we paid on these accounts to 3.98% for the three months ended December 31, 2007 from 0.94% for the three months ended December 31, 2006; and (2) a $766.9 million increase in the average balance of these accounts to $1.1 billion for the three months ended December 31, 2007 from $328.1 million for the three months ended December 31, 2006. The increases in both average rate and average balance resulted primarily from the introduction in early March 2007 of a new high-yield savings account that offered depositors a competitive yield. As of December 31, 2007, the yield on the high-yield savings product was 4.50%.

The increase in the combined balance of high-yield checking and high-yield savings accounts reflect our belief that these types of deposits provide a stable source of funds that re-price in a manner similar to our equity loan products and therefore assist us in managing interest rate risk.

Interest expense on certificates of deposit increased $7.1 million, or 11.3%, to $70.2 million for the three months ended December 31, 2007 from $63.1 million for the three months ended December 31, 2006. The majority of the increase can be attributed to a 35 basis point increase in the average rate we paid on certificates of deposit to 4.94% for the three months ended December 31, 2007 from 4.59% for the three months ended December 31, 2006. We increased rates on deposits in response to increases in rates paid by our competition on short-term certificates of deposit. The average balance of certificates of deposit increased by $188.8 million, or 3.4%, to $5.68 billion for the three months ended December 31, 2007 from $5.49 billion for the three months ended December 31, 2006.

Interest expense on Federal Home Loan Bank advances decreased to $0 for the three months ended December 31, 2007, from $315 thousand for the three months ended December 31, 2006. The decrease was caused by a decrease in our average balance of Federal Home Loan Bank advances. The average balance decreased $25.1 million to $0 for the three months ended December 31, 2007 when compared to the three months ended December 31, 2006. In July of 2007, our Federal Home Loan Bank advance was repaid.

Net Interest Income. Net interest income increased by $8.3 million, or 18.7%, to $53.0 million for the three months ended December 31, 2007 from $44.6 million for the three months ended December 31, 2006. The increase resulted primarily from interest income earned on the proceeds from our public offering. While net interest income increased during the quarter, we nevertheless experienced a further compression of our interest rate spread and to a lesser extent, our net interest margin. Our interest rate spread decreased 36 basis points to 1.28% for the three months ended December 31, 2007 from 1.64% for the three months ended December 31, 2006, and our net interest margin decreased one basis point to 2.11% for the three months ended December 31, 2007 from 2.12% for the three months ended December 31, 2006. The compression in our net interest margin was partially offset by an increase in net interest-earning assets, which resulted primarily from the continued use of the net proceeds of our public offering. Our net interest-earning assets increased $924.5 million, to $1.9 billion for the three months ended December 31, 2007 from $930 million for the three months ended December 31, 2006.

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

Based on our evaluation of the above factors, we recorded a provision for loan losses of $3.0 million for the three months ended December 31, 2007 and a provision of $2.0 million for the three months ended December 31, 2006. The provisions recorded exceeded net chargeoffs of $2.0 million and $1.5 million for the three months ended December 31, 2007 and 2006, respectively. The allowance for loan losses was $26.1 million or 0.31% of total loans receivable at December 31, 2007, compared to $25.1 million, or 0.31% of total loans receivable, at September 30, 2007, and further compares to $21.2 million or 0.28% of total loans receivable at December 31, 2006. We increased the allowance for loan losses to address the potential risk from an increase in nonperforming loans. Nonperforming loans increased by $16.3 million to $129.8 million, or 1.55% of total loans, at December 31, 2007 from $113.5 million, or 1.39% of total loans, at September 30, 2007, and further, nonperforming loans increased by $39.6 million compared to $90.2 million, or 1.19% of total loans, at December 31, 2006. Of the $16.3 million increase in nonperforming loans from September 30, 2007 to December 31, 2007, $5.7 occurred in our Home Today portfolio and $7.7 million occurred in our home equity loans and lines of credit portfolio. Through our affordable housing program, Home Today, we offer loans with our standard terms to borrowers who might not otherwise qualify for such loans. To qualify for our Home Today program, a borrower must complete financial management education and counseling and must be referred to us by a sponsoring organization with whom we have partnered as part of the program. Borrowers in the Home Today program are not charged higher fees or interest rates than non-Home Today borrowers. While loans under the Home Today program do have higher risk characteristics than non-Home Today loans, we do not classify Home Today as a sub-prime lending. As of December 31, 2007, we had $308.3 million of loans outstanding that were originated through our Home Today program, compared to $304.0 million, at September 30, 2007. As of December 31, 2007, our home equity loans and lines of credit portfolio was $1.97 billion, compared to $1.87 billion, at September 30, 2007.

We used the same general methodology in assessing the allowance at the end of the three-month periods. We believe we have recorded all losses that are both probable and reasonable to estimate for the three months ended December 31, 2007 and 2006.

Non-Interest Income. Non-interest income increased $512 thousand to $12.9 million for the three months ended December 31, 2007 from $12.4 million for the three months ended December 31, 2006. The increase was primarily caused by our recognizing gains of $1.2 million on loan sales for the three months ended December 31, 2007, compared to losses of $811 thousand on loan sales for the three months ended December 31, 2006. Additionally, we experienced a decrease in rental income of $454 thousand during the three months ended December 31, 2007, as a result of the sale of a commercial office building in the third quarter of 2007 by our subsidiary, Hazelmere California Limited Partnership (Hazelmere), a company that invests in commercial office buildings and leases them to unaffiliated parties. Net income on private equity investments decreased $676 thousand for the quarter ending December 31, 2007 to $1.9 million from $2.7 million for the quarter ended December 31, 2006.

Non-Interest Expense. Non-interest expense increased $2.6 million, to $34.1 million for the three months ended December 31, 2007 from $31.5 million for the three months ended December 31, 2006.

Salaries and employee benefits expense increased $1.0 million, or 6%, to $18.4 million for the three months ended December 31, 2007 from $17.3 million for the three months ended December 31, 2006. This increase is related primarily to $565 thousand of expense for the three months ended December 31, 2007 that resulted from the funding of our employee stock ownership plan, with the remainder reflective of normal employee salary adjustments.

Expenses associated with our marketing services increased $175 thousand, or 5%, to $3.5 million for the three months ended December 31, 2007 from $3.4 million for the three months ended December 31, 2006 due primarily to new programs undertaken to promote our equity line of credit product.

Other operating expenses increased $1.6 million, or 33%, to $6.4 million for the three months ended December 31, 2007 from $4.8 million for the three months ended December 31, 2006. Of the changes in this category, the largest was an increase of $421 thousand associated with originating loans for the three months ended December 31, 2007 when compared to the three months ended December 31, 2006, followed by an increase of $412 thousand during the three months ended December 31, 2007 in ceded loss reserves at our captive insurance subsidiary. Professional expenses related to our being a public company increased $240 thousand, other administrative expenses increased $283 thousand and expenses associated with disposition costs and losses associated with real estate owned parcels increased $200 thousand.

Income Tax Expense. The provision for income taxes was $10.0 million for the three months ended December 31, 2007, compared to $7.7 million for the three months ended December 31, 2006, reflecting an increase in pre-tax income between the three-month periods. The $10.0 million for the three months ending December 31, 2007 included $9.4 million of federal income tax provision and $605 thousand of state income tax provision. There was no provision for state income tax for the three months ended December 31, 2006. The state income tax provision is subtracted from the income before income taxes when calculating the federal income tax provision. Our federal effective tax rate was 33.3% for the three months ended December 31, 2007 as compared to 32.7% for the three months ended December 31, 2006. Our provision for income taxes adjusts our cumulative income tax expense in accordance with our expectations for the full fiscal year. Our current estimate for the fiscal year ending September 30, 2008, is that our federal effective income tax rate will be 33.3%.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan sales and securitizations, loan repayments, advances from the Federal Home Loan Bank of Cincinnati, and maturities and sales of securities. In addition, we have the ability to collateralize borrowings in the wholesale markets. Of course, during the prior year, access to the equity capital markets had a dramatic impact on our liquidity as evidenced by the $886 million of net proceeds from our stock offering. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We seek to maintain a minimum liquidity ratio (which we compute as the sum of cash and cash equivalents plus unpledged investment securities for which ready markets exist, divided by total assets) of 2% or greater. For the three-month period ended December 31, 2007, our liquidity ratio averaged 16.04%. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2007.

We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities and the objectives of our asset/liability management program.

Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2007, cash and cash equivalents totaled $752.4 million and reflect the lingering positive effects of our April 2007 stock offering. Because we originate a significant amount of loans that qualify for sale in the secondary market, our loans held for sale represent highly liquid assets. At December 31, 2007, we had $113.2 million of loans classified as held for sale. During the three-month period ended December 31, 2007, we sold $195.5 million of long-term, fixed rate loans. Investment securities classified as available-for-sale, which provide additional sources of liquidity, totaled $55.4 million at December 31, 2007. At December 31, 2007, we did not have any borrowed funds.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows (unaudited) included in our Unaudited Interim Consolidated Financial Statements.

At December 31, 2007, we had $220.8 million in loan commitments outstanding. In addition to commitments to originate loans, we had $2.1 billion in unused lines of credit to borrowers. Certificates of deposit due within one year of December 31, 2007 totaled $3.4 billion, or 40.7% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, other deposit products, including certificates of deposit, Federal Home Loan Bank advances, or other collateralized borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2008. We believe, however, based on past experience, that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity is originating residential mortgage loans. During the three-month period ended December 31, 2007, we originated $462.7 million of loans, and during the three-month period ended December 31, 2006, we originated $453.2 million of loans. We purchased $110.5 million of securities during the three-month period ended December 31, 2007, and purchased $131.9 million of securities during the three-month period ended December 31, 2006.

Financing activities consist primarily of activity in deposit accounts and, to a lesser extent, Federal Home Loan Bank advances. We experienced a net increase in total deposits of $125.2 million for the three-month period ended December 31, 2007 compared to a net increase of $119.4 million for the three-month period ended December 31, 2006. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

While no repurchases of the Company’s common stock occurred during the quarterly period ended December 31, 2007, on February 11, 2008, the Company announced that its Board of Directors had authorized the repurchase of up to 15,800,000 shares or approximately 15% of the Company’s outstanding common stock (excluding common stock held by Third Federal Savings, MHC) to be carried out at the direction of the Company, through open market purchases, block trades, and in privately negotiated transactions approved by the Board of Directors or any committee thereof. The stock may be repurchased on an ongoing basis and will be subject to availability of stock, general market conditions, the trading price of the stock, alternative uses for capital and the Company’s financial performance. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Cincinnati, which provide an additional source of funds. During the period ended December 31, 2007, we had no outstanding advances with the Federal Home Loan Bank of Cincinnati. During the period ended December 31, 2006, we had outstanding borrowings from the Federal Home Loan Bank of $25.1 million. At December 31, 2007 we had the ability to borrow approximately $1.1 billion from the Federal Home Loan Bank under existing credit arrangements.

Third Federal Savings and Loan is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2007, Third Federal Savings and Loan exceeded all regulatory capital requirements. Third Federal Savings and Loan is considered “well capitalized” under regulatory guidelines.

The net proceeds from the stock offering significantly increased our liquidity and capital resources. Over time, our current level of liquidity is expected to be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of loans, the payment of dividends and the purchase of stock through our stock repurchase program. Our financial condition and results of operations have been enhanced by the net proceeds from the stock offering, and have resulted in increased net interest-earning assets and net interest income following completion of the offering in April 2007. However, due to the significant increase in equity that resulted from the net proceeds of our stock offering, our ratios based on equity levels have been adversely affected.

As of December 31, 2007 the Association exceeded all regulatory requirements to be “Well Capitalized” as presented in the table below.

	Actual		Required
	Amount	Ratio	Amount	Ratio
Total Capital to Risk Weighted Assets	$1,383,105	20.44%	$676,708	10.00%
Core Capital to Adjusted Tangible Assets	1,357,213	13.01	521,667	5.00
Tangible Capital to Tangible Assets	1,357,213	13.01	N/A	N/A
Tier 1 Capital to Risk-Weighted Assets	1,357,213	20.06	406,025	6.00

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

General. The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. In general, our assets, consisting primarily of mortgage loans, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and limit the exposure of our net interest income to changes in market interest rates. Accordingly, our board of directors has established an Asset/Liability Management Committee, which is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, the operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors.

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

We sold $195.5 million of loans during the three-month period ended December 31, 2007. All of the loans sold were long-term, fixed-rate loans. We effected these sales to improve our interest rate risk position in the event of continued increases in market interest rates.

Shortening the average maturity of our interest-earning assets by increasing our investments in shorter-term loans and investments, as well as loans and investments with variable rates of interest, helps to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our net interest income to changes in market interest rates. By following these strategies, we believe that we are better-positioned with respect to the negative impact of changes (primarily increases) in market interest rates.

Net Portfolio Value. The Office of Thrift Supervision (OTS) requires the computation of amounts by which the net present value of an institution’s cash flow from assets, liabilities and off balance sheet items (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates. The OTS provides all institutions that file a Consolidated Maturity/Rate Schedule as a part of their quarterly Thrift Financial Report with an interest rate sensitivity report of NPV. The OTS simulation model uses a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of NPV. The OTS model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumption that instantaneous changes (measured in basis points) occur at all maturities along the United States Treasury yield curve. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. The OTS provides us the results of the interest rate sensitivity model, which is based on information we provide to the OTS to estimate the sensitivity of our NPV.

The table below sets forth, as of December 31, 2007, the OTS calculation of the estimated changes in the NPV of the Association that would result from the designated instantaneous changes in the United States Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Change in Interest Rates (basis points) (1)	Estimated NPV (2)	Estimated Increase (Decrease) in NPV		NPV as a Percentage of Present Value of Assets (3)
				NVP Ratio (4)	Increase (Decrease) (basis points)
		Amount	Percent
+300	$1,053,937	(460,958)	-30%	10.46%	-361
+200	$1,250,860	(264,035)	-17%	12.09%	-198
+100	$1,423,188	(91,707)	-6%	13.43%	-64
—	$1,514,895	—	—	14.07%	—
-100	$1,512,863	(2,032)	0%	13.94%	-13
-200	$1,456,903	(57,992)	-4%	13.37%	-69

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at December 31, 2007, in the event of an increase of 200 basis points in all interest rates, the Association would experience a 17% decrease in NPV. In the event of a 200 basis point decrease in interest rates, the Association would experience a 4% decrease in NPV.

The following table presents our internal calculations of the estimated changes in the Association’s NPV at December 31, 2007 that would result from the designated instantaneous changes in the United States Treasury yield curve.

Change in Interest Rates (basis points) (1)	Estimated NPV (2)	Estimated Increase (Decrease) in NPV		NPV as a Percentage of Present Value of Assets (3)
				NVP Ratio (4)	Increase (Decrease) (basis points)
		Amount	Percent
(Dollars in thousands)
+300	$1,030,280	(597,743)	-37%	10.39%	-480
+200	$1,240,973	(387,050)	-24%	12.17%	-302
+100	$1,453,470	(174,553)	-11%	13.88%	-131
—	$1,628,023	—	—	15.19%	—
-100	$1,696,743	68,720	4%	15.63%	44
-200	$1,623,529	(4,494)	0%	14.95%	-24

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

Certain shortcomings are inherent in the methodologies used in determining interest rate risk through changes in NPV. Modeling changes in NPV require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV tables presented assume that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assume that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Each of these assumptions is seemingly arbitrary and arguably unrealistic. Accordingly, although the NPV tables provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our NPV and will differ from actual results.

Additionally, both the estimates prepared by the OTS as well as our internal estimates are significantly impacted by the numerous assumptions used in preparing the IRR calculations. As the preceding two tables demonstrate, differences in assumptions and methodologies can result in significant variances in estimated results. In general, the assumptions used by the OTS are, by necessity, more generic as their modeling framework must fit and be adaptable to all institutions subject to its regulation. Our internal model on the other hand, is tailored specifically to our organization which, we believe improves the accuracy of our internally prepared NPV estimates.

Net Interest Income. In addition to NPV calculations, we analyze the Association’s sensitivity to changes in interest rates through our internal net interest income model. Net interest income is the difference between the interest income earned on interest-earning assets, such as loans and securities, and the interest paid on interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what the Association’s net interest income would be for a twelve-month period using OTS Pricing Tables for assumptions such as loan prepayment rates and deposit decay rates, and the

Bloomberg forward yield curve for assumptions as to projected interest rates. We then calculate what the net interest income would be for the same period in the event of an instantaneous 200 basis point increase in market interest rates. As of December 31, 2007, we estimated that the Association’s net interest income for the twelve months ending December 31, 2008 would decrease by 17% in the event of an instantaneous 200 basis point increase in market interest rates.

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

There have been no material changes in the “Risk Factors” disclosed in the Holding Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 21, 2007 (file no. 001-33390).

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarterly period ended December 31, 2007.

Item 5.	Other Information

Not applicable

Item 6.

(a) Exhibits

31.1	Certification of chief executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of chief financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of chief executive officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TFS Financial Corporation

Dated: February 13, 2008	/s/ Marc A. Stefanski
Marc A. Stefanski
Chairman of the Board, President
and Chief Executive Officer

Dated: February 13, 2008	/s/ David S. Huffman
David S. Huffman
Chief Financial Officer