Form 10-Q
period 2008-03-31
TFS Financial CORP
filed 2008-05-09
CIK 1381668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2008

or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller Reporting Company ☐
(do not check if a smaller reporting company)

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date.

As of May 07, 2008 there were 331,251,250 shares of the Registrant’s common stock, par value $0.01 per share, issued and outstanding, of which 227,119,132 shares, or 68.56% of the Registrant’s common stock, were held by Third Federal Savings and Loan Association of Cleveland, MHC, the Registrant’s mutual holding company.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

TFS Financial Corporation

PART l – FINANCIAL INFORMATION

Item 1. Financial Statements

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION (unaudited)

(In thousands, except share data)

	March 31, 2008	September 30, 2007
ASSETS

Cash and due from banks	$49,210	$45,666
Federal funds sold	420,000	598,400
Other interest-bearing cash equivalents	53,354	185,649

Cash and cash equivalents	522,564	829,715

Investment securities:
Available for sale (amortized cost $53,922 and $57,025, respectively)	54,382	56,681
Held to maturity (fair value $923,172 and $825,342, respectively)	919,202	823,815

Investment securities	973,584	880,496

Mortgage loans held for sale, at lower of cost or market	99,745	107,962
Loans held for investment, net:
Mortgage loans	8,510,875	8,103,300
Other loans	10,939	14,692
Deferred loan fees, net	(16,437)	(19,174)
Allowance for loan losses	(28,126)	(25,111)

Loans held for investment, net	8,477,251	8,073,707

Mortgage loan servicing assets, net	41,687	41,064
Federal Home Loan Bank stock, at cost	34,678	34,231
Real estate owned	12,031	9,903
Premises, equipment, and software, net	69,152	69,669
Accrued interest receivable	45,566	48,364
Bank owned life insurance contracts	147,754	144,498
Other assets	36,815	38,420

TOTAL ASSETS	$10,460,827	$10,278,029

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits	$8,258,458	$8,141,215
Borrowers’ advances for insurance and taxes	38,640	40,481
Principal, interest, and related escrow owed on loans serviced	114,358	77,908
Accrued expenses and other liabilities	28,907	32,224

Total liabilities	8,440,363	8,291,828

Commitments and contingent liabilities

Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 332,318,750 shares issued and outstanding	3,323	3,323
Paid-in capital	1,669,085	1,668,215
Unallocated ESOP shares	(96,718)	(100,597)
Retained earnings—substantially restricted	450,373	421,503
Accumulated other comprehensive loss	(5,599)	(6,243)

Total shareholders' equity	2,020,464	1,986,201

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$10,460,827	$10,278,029

See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(In thousands, except share and per share data)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2008	2007	2008	2007
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$121,101	$115,132	$245,068	$231,565
Investment securities available for sale	502	661	1,060	1,360
Investment securities held to maturity	11,329	3,868	22,965	5,388
Federal funds sold	4,980	5,688	13,226	11,528
Other interest earning assets	980	1,171	2,241	2,412

Total interest income	138,892	126,520	284,560	252,253

INTEREST EXPENSE:
Deposits	85,832	82,394	178,528	163,186
Federal Home Loan Bank advances	—	308	—	623

Total interest expense	85,832	82,702	178,528	163,809

NET INTEREST INCOME	53,060	43,818	106,032	88,444
PROVISION FOR LOAN LOSSES	4,500	2,250	7,500	4,250

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	48,560	41,568	98,532	84,194

NON-INTEREST INCOME
Fees and service charges	6,049	6,190	12,382	12,359
Net gain (loss) on the sale of loans	1,255	446	2,454	(365)
Increase in and death benefits from bank owned life insurance contracts	1,605	1,560	3,262	3,125
Net income on private equity investments	87	627	2,015	3,231
Other	1,824	2,275	3,640	5,169

Total non-interest income	10,820	11,098	23,753	23,519

NON-INTEREST EXPENSE:
Salaries and employee benefits	18,136	18,990	36,491	36,319
Marketing services	3,528	3,352	7,053	6,702
Office property, equipment, and software	4,440	4,873	8,959	9,375
Federal insurance premium	663	585	1,294	1,158
State franchise tax	1,663	830	2,370	1,814
Other operating expenses	7,586	6,306	13,952	11,090

Total non-interest expense	36,016	34,936	70,119	66,458

INCOME BEFORE INCOME TAXES	23,364	17,730	52,166	41,255
INCOME TAX EXPENSE	8,541	5,743	18,527	13,437

NET INCOME	$14,823	$11,987	$33,639	$27,818

Earnings per share - basic and fully diluted	$0.05	$0.05	$0.10	$0.12
Weighted average shares outstanding - basic and fully diluted	322,542,871	227,119,132	322,433,686	227,119,132

See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)

Six Months Ended March 31, 2008 and 2007

(In thousands)

	Common stock	Paid-in capital	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss)		Total shareholders’ equity
					Unrealized gains (losses) on securities	Pension obligation
Balance at September 30, 2006	$—	627,979	—	395,892	(714)	(10,563)	$1,012,594
Comprehensive income:
Net income				27,818			27,818
Change in unrealized losses on securities available for sale, net					212		212
Change in pension obligation						344	344

Total comprehensive income							28,374

Balance at March 31, 2007	$—	627,979	—	423,710	(502)	(10,219)	$1,040,968

Balance at September 30, 2007	$3,323	1,668,215	(100,597)	421,503	(223)	(6,020)	$1,986,201
Comprehensive income:
Net income				33,639			33,639
Change in unrealized losses on securities available for sale					523		523
Change in pension obligation						121	121

Total comprehensive income							34,283

ESOP shares committed to be released		870	3,879				4,749
Dividend paid to common shareholders ($0.05 per common share)				(4,769)			(4,769)

Balance at March 31, 2008	$3,323	1,669,085	(96,718)	450,373	300	(5,899)	$2,020,464

See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	For the Six Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$33,639	$27,818
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP shares allocated and committed to be released	4,749	—
Depreciation and amortization	4,245	3,195
Provision for loan losses	7,500	4,250
Net (gain) loss on the sale of loans	(2,454)	365
Other net losses	4,456	1,898
Principal repayments on and proceeds from sales of loans held for sale	197,419	485,020
Loans originated for sale	(188,158)	(302,816)
Increase in and death benefits for bank owned life insurance contracts	(3,256)	(3,125)
Net decrease (increase) in interest receivable and other assets	2,060	(1,708)
Net decrease in accrued expenses and other liabilities	(3,130)	(377)
Other	(2,460)	(1,109)

Net cash provided by operating activities	54,610	213,411

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans originated	(1,335,167)	(911,728)
Principal repayments on loans	666,136	710,079
Proceeds from sales, principal repayments and maturities of:
Securities available for sale	3,893	7,042
Securities held to maturity	121,023	22,585
Proceeds from sale of:
Loans	246,953	207,109
Private equity fund	—	5,009
FHLB stock	—	40,000
Purchases of:
Securities available for sale	(803)	(318)
Securities held to maturity	(216,390)	(371,604)
Premises and equipment	(2,585)	(3,650)
Other	8,096	5,746

Net cash used in investing activities	(508,844)	(289,730)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	117,243	287,756
Net increase in stock subscription proceeds	—	944,520
Loan to ESOP
Net decrease in borrowers’ advances for insurance and taxes	(1,841)	(6,685)
Net increase in principal and interest owed on loans serviced	36,450	3,124
Net increase in short-term advances	—	3
Dividends paid to common shareholders	(4,769)	—

Net cash provided by financing activities	147,083	1,228,718

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(307,151)	1,152,399
CASH AND CASH EQUIVALENTS—Beginning of period	829,715	252,927

CASH AND CASH EQUIVALENTS—End of period	$522,564	$1,405,326

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest on deposits	$179,796	$161,605
Cash paid for interest on borrowed funds	—	619
Cash paid for income taxes	18,500	19,500
SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Loans exchanged for mortgage-backed securities	446,153	698,583
Transfer of loans to real estate owned	10,931	6,039

See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

TFS Financial Corporation (the Holding Company), a federally chartered stock holding company, conducts its principal activities through its wholly owned subsidiaries. The principal line of business of TFS Financial Corporation and its subsidiaries (collectively, TFS Financial or the Company) is retail consumer banking, including mortgage lending, deposit gathering, and other insignificant financial services. On March 31, 2008, approximately 68% of the Holding Company was owned by a federally chartered mutual holding company, Third Federal Savings and Loan Association of Cleveland, MHC (Third Federal Savings, MHC). The thrift subsidiary of TFS Financial is Third Federal Savings and Loan Association of Cleveland (the Association).

The accounting and reporting policies followed by the Company conform in all material respects to accounting principles generally accepted in the United States of America (US GAAP) and to general practices in the financial services industry. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The allowance for loan losses, the valuation of mortgage loan servicing assets, the valuation of deferred tax assets, and the determination of pension obligations are particularly subject to change.

The unaudited interim consolidated financial statements were prepared without an audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial condition of TFS Financial at March 31, 2008, and its results of operations and cash flows for the periods presented. In accordance with Regulation S-X for interim financial information, these statements do not include certain information and footnote disclosures required for complete audited financial statements. The Holding Company’s September 30, 2007 Annual Report on Form 10-K contains consolidated financial statements and related notes which should be read in conjunction with the accompanying interim consolidated financial statements. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2008.

2. EARNINGS PER SHARE

The following is a summary of our earnings per share calculations.

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
	(In thousands except per share data)
Net income	$14,823	$11,987	$33,639	$27,818

Weighted average shares outstanding - basic and fully diluted	322,543	227,119	322,434	227,119

Earnings per share - basic and fully diluted	$0.05	$0.05	$0.10	$0.12

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

3. INVESTMENT SECURITIES

Investments available for sale are summarized as follows:

	March 31, 2008
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(In thousands)
U.S. government and agency obligations	$28,996	$454	$—	$29,450
Fannie Mae certificates	656	—	(4)	652
Real estate mortgage investment conduits (REMICs)	17,395	58	(48)	17,405
Other	6,875	—	—	6,875

	$53,922	$512	$(52)	$54,382

	September 30, 2007
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(In thousands)
U.S. government and agency obligations	$28,994	$—	$(217)	$28,777
Fannie Mae certificates	761	—	(13)	748
REMICs	21,198	8	(122)	21,084
Other	6,072	—	—	6,072

	$57,025	$8	$(352)	$56,681

Investments held to maturity are summarized as follows:

	March 31, 2008
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(In thousands)
Freddie Mac certificates	$11,788	$22	$—	$11,810
Ginnie Mae certificates	9,243	345	—	9,588
REMICs	885,568	7,523	(4,329)	888,762
Fannie Mae certificates	12,597	427	(23)	13,001
Other	6	5	—	11

	$919,202	$8,322	$(4,352)	$923,172

	September 30, 2007
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(In thousands)
U.S. Government and agency obligations	$26,994	$20	$(46)	$26,968
Freddie Mac certificates	12,100	1	—	12,101
Ginnie Mae certificates	10,278	144	(4)	10,418
REMICs	761,172	2,325	(1,150)	762,347
Fannie Mae certificates	13,265	307	(88)	13,484
Other	6	18	—	24

	$823,815	$2,815	$(1,288)	$825,342

4. LOANS AND ALLOWANCE FOR LOAN LOSS

Loans held for investment consist of the following:

	March 31, 2008	September 30, 2007
	(In thousands)
Real estate loans:
Residential non-Home Today	$6,057,373	$5,842,827
Residential Home Today	307,406	304,046
Home equity loans and lines of credit (1)	2,072,031	1,867,899
Construction	117,815	150,695

Real estate loans	8,554,625	8,165,467

Consumer loans:
Auto loans	2,779	5,627
Loans on savings	7,628	8,490
Other	532	575

Consumer loans	10,939	14,692

Less:
Deferred loan fees, net	(16,437)	(19,174)
Loans-in-process	(43,750)	(62,167)
Allowance for loan losses	(28,126)	(25,111)

Loans held for investment, net	$8,477,251	$8,073,707

(1)	Includes bridge loans (loans where borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).

Home Today is an affordable housing program targeted to benefit low- and moderate-income home buyers. Through Home Today, the Association originates loans with standard terms to borrowers who might not qualify for such loans. Borrowers must complete financial management education and counseling and must be referred to the Association by a sponsoring organization with which the Association has partnered as part of the program. Borrowers must also meet a minimum credit score threshold. Because the Association applies less stringent underwriting and credit standards to these loans, loans originated under the Home Today program have greater credit risk than its traditional residential real estate mortgage loans.

Activity in the allowance for loan losses is summarized as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Balance—beginning of period	$26,095	$21,221	$25,111	$20,705
Provision charged to income	4,500	2,250	7,500	4,250
Charge-offs	(2,621)	(838)	(4,698)	(2,518)
Recoveries	152	180	213	376

Balance—end of period	$28,126	$22,813	$28,126	$22,813

5. DEPOSITS

Deposit account balances are summarized as follows:

	March 31, 2008	September 30, 2007
	(In thousands)
Negotiable order of withdrawal accounts	$1,298,300	$1,464,631
Savings accounts	1,392,363	1,014,341
Certificates of deposit	5,565,277	5,658,478

	8,255,940	8,137,450

Accrued interest	2,518	3,765

Total deposits	$8,258,458	$8,141,215

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

7. DEFINED BENEFIT PLAN

Third Federal Savings Retirement Plan (Plan) is a defined benefit pension plan. Effective December 31, 2002, the Plan was amended to limit participation to employees who met the Plan’s eligibility requirements on that date. After December 31, 2002, employees not participating in the Plan will, upon meeting the applicable eligibility requirements, participate in a separate tier of the Company’s 401(k) Savings Plan. Benefits under the Plan are based on years of service and the employee’s average annual compensation (as defined in the Plan). The funding policy of the Plan is consistent with the funding requirements of U.S. Federal and other governmental laws and regulations.

The components of net periodic benefit cost recognized in the statements of income are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Service cost	$948	$1,016	$1,895	$2,032
Interest cost	754	720	1,508	1,440
Expected return on plan assets	(808)	(725)	(1,616)	(1,449)
Amortization of net loss	109	279	218	558
Amortization of prior service cost	(15)	(15)	(30)	(30)

Net periodic benefit cost	$988	$1,275	$1,975	$2,551

Minimum employer contributions paid through March 31, 2008 were $4.0 million. Minimum employer contributions expected during the remainder of the fiscal year are $2.2 million.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates of 60 to 360 days or other termination clauses and may require payment of a fee. Since some of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At March 31, 2008, the Company had commitments to originate loans as follows (in thousands):

Fixed-rate mortgage loans	$267,355
Adjustable-rate mortgage loans	21,882
Equity line of credit loans	139,569

Total	$428,806

At March 31, 2008, the Company had unfunded commitments outstanding as follows (in thousands):

Equity lines of credit	$2,199,570
Construction loans	43,750
Private equity investments	14,047

Total	$2,257,367

The Company has entered into a commitment in the amount of $1.5 million for the purchase and installation of a major software license. To date, all but the last installment of $375 thousand has been paid and has been reflected in the statement of condition. The last installment is expected to be paid in fiscal year 2008.

The Company provides mortgage reinsurance on certain mortgage loans in its own portfolio, including Home Today loans and loans in its servicing portfolio through contracts with two primary mortgage insurance companies. Under these contracts, the Company absorbs mortgage insurance losses in excess of a specified percentage of the principal balance of a given pool of loans, subject to a contractual limit, in exchange for a portion of the pools’ mortgage insurance premiums. As of March 31, 2008, approximately $598.3 million of mortgage loans in our portfolios were covered by such mortgage reinsurance contracts. At March 31, 2008, the maximum losses under the reinsurance contracts were limited to $17.7 million. The Company has not incurred any losses under these reinsurance contracts but has provided a liability for estimated losses totaling $3.5 million as of March 31, 2008. Management believes it has made adequate provision for estimated losses.

Under the terms of a purchase agreement of a previously held equity investment in an unrelated corporation, the selling shareholder may require the Company to purchase an additional 21,448 shares of stock of the corporation at fair market value of the stock as determined by an independent valuation. Under an exit agreement, whereby the unrelated corporation has repurchased the original equity investment from the Company, the unrelated corporation has agreed to purchase any additional shares the Company is obligated to acquire from the selling shareholder, with the option of borrowing up to 50% of the funds for this purchase from the Company. As of March 31, 2008, the maximum additional investment under the purchase obligation is estimated at $2.8 million. This obligation expires November 3, 2009.

In management’s opinion, the above commitments will be funded through normal operations.

At March 31, 2008, the Company had $75 million in commitments to securitize and sell mortgages.

On June 13, 2006, the Association was named as the defendant in a putative class action lawsuit, Gary A. Greenspan vs. Third Federal Savings and Loan, filed in the Cuyahoga County, Ohio Court of Common Pleas. The plaintiff has alleged that the Association impermissibly charged customers a “document preparation fee” that included the cost of preparing legal documents relating to mortgage loans. The plaintiff has alleged that the Association should disgorge the document preparation fees because the document preparation constituted the practice of law and was performed by employees who are not licensed attorneys in the State of Ohio. The plaintiff seeks a refund of all document preparation fees from June 13, 2000 to the present (approximately $26.9 million from June 13, 2000 through March 31, 2008), as well as prejudgment interest, attorneys’ fees and costs of the lawsuit. The Association vigorously disputes these allegations and answered the plaintiff’s complaint with a motion for judgment on the pleadings. On April 26, 2007, the Court of Common Pleas issued a final order which granted the Association’s motion. On May 11, 2007, the plaintiff appealed the final order of the Court of Common Pleas to the 8th District Court of Appeals (Cuyahoga County). The plaintiff has filed its appellate brief and the Association filed its answer brief on July 20, 2007. On March 13, 2008, the parties filed a Joint Motion to Waive Oral Argument and now await the Court's ruling.

9. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). SFAS 161 expands the disclosure requirements for derivative instruments and hedging activities. For instruments subject to this Statement, entities are required to disclose how and why such instruments are being used, where values, gains and losses are reported within financial statements, and the existence and nature of credit-risk-related contingent features. Additionally, entities are required to provide more specific disclosures about the volume of their derivative activity. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact SFAS 161 will have on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (SFAS 160). SFAS 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact adopting SFAS 160 will have on its consolidated financial condition, results of operations, and cash flows.

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

In November 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 109 (SAB 109), an amendment of SAB No. 105, Application of Accounting Principles to Loan Commitments. Under SAB 109, the expected net future cash flows of associated servicing should be included in the measurement of written loan commitments accounted for at fair value through earnings. SAB 109 is applicable to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company adopted SAB 109 on January 1, 2008. The adoption did not have a material effect on the Company’s consolidated financial condition, results of operations, or cash flows.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of SFAS 157, guidance for applying fair value was incorporated in several pronouncements. SFAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the fair value measure of assets and liabilities. SFAS 157 also emphasizes that fair value is a market-based measurement, not an entity specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS 157, fair value measurements are disclosed by level within that hierarchy. While SFAS 157 does not add any new fair value measurements, it does change current practice. Changes to current practice include: (1) a requirement for an entity to include its own credit rating in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction if the restriction lapses within one year. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2). FSP FAS 157-2 partially defers the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities. The Company has not determined the effect of adopting SFAS 157 or the provisions deferred FSP FAS 157-2 on its consolidated financial condition, results of operations, or cash flows.

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

Since being organized in 1938, we grew to become, prior to our initial public offering of stock in April 2007, the nation’s largest mutually-owned savings and loan association based on total assets. We credit our success to our continued emphasis on our primary values: “Love, Trust, Respect, and a Commitment to Excellence, along with some Fun.” Our values are reflected in our pricing of loan and deposit products, as well as our Home Today program, described above, in footnote 4 to our unaudited interim consolidated financial statements. Our values are further reflected in the Broadway Redevelopment Initiative (a long-term revitalization program encompassing the three-mile corridor of the Broadway-Slavic Village neighborhood in Cleveland, Ohio where our main office is located) and the education programs we have established and/or supported. We intend to continue to support our customers.

Approximately 82% of our assets consist of residential real estate loans and equity loans and lines of credit, the overwhelming majority of which were originated to borrowers in the States of Ohio and Florida. We have increased these assets by offering competitive interest rates and product features to customers in our marketplace. Part of this strategy involves programs such as our Lowest Rate Guarantee program (in which we will offer a better interest rate than a competitor’s interest rate for certain types of loans or give the loan applicant cash after they close a loan at a lower interest rate) and our Home Today program (where we provide our standard interest rates and flexible credit terms to borrowers who might not qualify for such loans). We also offer loan products and features such as high loan-to-value loans that do not require private mortgage insurance, and adjustable-rate mortgage loans that can convert to fixed-rate loans at no cost to the borrower.

Recently there has been significant attention paid to the sub-prime lending component of the residential mortgage origination market. We neither originate nor purchase any sub-prime or option ARM loans. However, through its Home Today program, the Association originates loans with standard terms to low- and moderate-income home buyers who might not qualify for such loans. Borrowers in the Home Today program are not charged higher fees or interest rates than non-Home Today borrowers. Unlike sub-prime loans, these loans are not interest only or negative amortizing and contain no low initial payment features or adjustable interest rates. Because the Association applies less stringent underwriting and credit standards to these loans, loans originated under the Home Today program have greater credit risk than traditional residential real estate mortgage loans.

Historically, we have tried to provide our customers with attractive rates of return on our deposit products. Our deposit products typically offer rates that are competitive with the rates on similar products offered by other financial institutions. We intend to continue this practice. Our high-yield checking and high-yield savings accounts, which represented 29% of our total deposits as of March 31, 2008, provide us with funds that reprice in a manner similar to our equity lines of credit, a strategy which assists us in managing interest rate risk.

We continue to focus on managing operating expenses. Our annualized ratio of non-interest expense to average assets was 1.38% for the quarter ended March 31, 2008. As of March 31, 2008, our average assets per full-time employee and our average deposits per full-time employee were $11 million and $9 million, respectively. Based on industry statistics published by the Office of Thrift Supervision, we believe that each of these measures compare favorably with the averages for our peer group. Our average deposits held at our branch offices ($223 million per branch office as of March 31, 2008) contribute to our expense management efforts by limiting the overhead costs of serving our deposit customers. We will continue our efforts to control operating expenses as we use a portion of the capital we received in the stock offering to grow our business.

We expect to expand our branch office network. Our initial focus is in Broward County, Florida, where we expect to add up to four new locations which will reduce/eliminate gaps in that market area. Currently, plans to open these branches range from late fiscal year 2008 into fiscal year 2009.

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

As described above, loans originated under the Home Today program have greater credit risk than traditional residential real estate mortgage loans. At March 31, 2008, we had $307 million of loans that were originated under our Home Today program, 26% of which were delinquent 30 days or more in repayments, compared to 0.93% for our portfolio of non-Home Today loans as of that date.

Equity loans and equity lines of credit generally have higher credit risk than traditional residential mortgage loans. These loans and lines are usually in a second position and when combined with the first mortgage, result in generally higher overall loan-to-value ratios. In a stressed housing market with increasing delinquencies and declining housing prices, such as currently exists, these higher loan-to-value ratios represent a greater risk of loss to the Association. A borrower with more equity in the property has a vested interest in keeping the loan current when compared to a borrower with little or no equity in the property. At March 31, 2008, we had $2.1 billion of equity loans and equity lines of credit outstanding, 3.4% of which were delinquent 30 days or more in repayments.

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

We periodically evaluate the carrying value of loans and the allowance is adjusted accordingly. While we use the best information available to make evaluations, future additions to the allowance may be necessary based on unforeseen changes in loan quality and economic conditions. In addition, as an integral part of its examination process, the Office of Thrift Supervision periodically reviews the allowance for loan losses. The Office of Thrift Supervision may require us to recognize additions to the allowance based on its analysis of information available to it at the time of its examination.

The following table sets forth the composition of the loan portfolio, by type of loan at the dates indicated, excluding loans held for sale

	March 31, 2008		September 30, 2007		March 31, 2007
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential non-Home Today	$6,057,373	70.7%	$5,842,827	71.5%	$5,320,787	70.4%
Residential Home Today	307,406	3.6	304,046	3.7	294,961	3.9
Equity loans and lines of credit (1)	2,072,031	24.2	1,867,899	22.8	1,762,027	23.3
Construction	117,815	1.4	150,695	1.8	162,583	2.2
Commercial	—	—	—	—	2,310	—
Consumer loans:
Automobile	2,779	—	5,627	0.1	9,994	0.1
Other	8,160	0.1	9,065	0.1	8,489	0.1

Total loans receivable	$8,565,564	100.0%	$8,180,159	100.0%	$7,561,151	100.0%

Deferred loan fees, net	(16,437)		(19,174)		(18,001)
Loans in process	(43,750)		(62,167)		(64,520)
Allowance for loan losses	(28,126)		(25,111)		(22,813)

Total loans receivable, net	$8,477,251		$8,073,707		$7,455,817

(1)	Includes bridge loans (loans where borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).

The following table sets forth the allowance for loan losses allocated by loan category, the percent of allowance in each category to the total allowance, and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At March 31, 2008			At September 30, 2007			At March 31, 2007
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential non-Home Today	$5,614	20.0%	70.7%	$4,781	19.1%	71.5%	$6,223	27.3%	70.4%
Residential Home Today	5,928	21.1	3.6	6,361	25.3	3.7	4,278	18.8	3.9
Equity loans and lines of credit (1)	15,319	54.5	24.2	13,141	52.3	22.8	11,449	50.2	23.3
Construction	1,250	4.4	1.4	778	3.1	1.8	816	3.6	2.2
Commercial	—	—	—	23	0.1	—	—	—	—
Consumer loans:
Automobile loans	13	—	—	25	0.1	0.1	45	0.2	0.1
Other	2	—	0.1	2	—	0.1	2	—	0.1

Total allocated allowance	28,126	100.0	100.0	25,111	100.0	100.0	22,813	100.1	100.0
Unallocated allowance	—	—	—	—	—	—	—	—	—

Total allowance for loan losses	$28,126	100.0%	100.0%	$25,111	100.0%	100.0%	$22,813	100.0%	100.0%

(1)	Includes bridge loans (loans where borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	As of and for the Six Months Ended
	March 31, 2008	September 30, 2007	March 31, 2007
	(Dollars in thousands)
Allowance balance (beginning of the period)	$25,111	$22,813	$20,705
Charge-offs:
Real estate loans:
Residential non-Home Today	2,162	741	508
Residential Home Today	1,668	613	505
Equity loans and lines of credit (1)	856	1,337	1,502
Construction	10	—	—
Commercial	—	517	—
Consumer loans:
Automobile loans	2	13	3
Other	—	—	—

Total charge-offs	4,698	3,221	2,518

Recoveries:
Real estate loans:
Residential non-Home Today	92	108	163
Residential Home Today	117	58	194
Equity loans and lines of credit (1)	1	3	19
Construction	—	—	—
Commercial	—	—	—
Consumer loans:
Automobile loans	3	—	—
Other	—	—	—

Total recoveries	213	169	376

Net charge-offs	(4,485)	(3,052)	(2,142)
Provision for loan losses	7,500	5,350	4,250

Allowance balance (at the end of the period)	$28,126	$25,111	$22,813

Ratios:
Net charge-offs (annualized) to average loans outstanding	0.11%	0.08%	0.06%
Allowance for loan losses to non-performing loans at end of the six-month period	20.62%	22.12%	25.56%
Allowance for loan losses to total loans at end of the six-month period	0.33%	0.31%	0.30%

(1)	Includes bridge loans (loans where borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).

The following table sets forth loan delinquencies by type and by amount at the dates indicated.

	Loans Delinquent For
	30-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At March 31, 2008
Real estate loans:
Residential non-Home Today	272	$26,016	318	$30,313	590	$56,329
Residential Home Today	275	25,181	592	55,776	867	80,957
Equity loans and lines of credit (1)	548	26,144	675	44,697	1,223	70,841
Construction	29	5,279	42	5,596	71	10,875
Commercial	—	—	—	—	—	—
Consumer loans:
Automobile loans	23	77	1	5	24	82
Other	—	—	—	—	—	—

Total	1,147	$82,697	1,628	$136,387	2,775	$219,084

At September 30, 2007
Real estate loans:
Residential non-Home Today	278	$23,276	244	$21,746	522	$45,022
Residential Home Today	292	26,775	600	55,653	892	82,428
Equity loans and lines of credit (1)	536	24,795	500	31,467	1,036	56,262
Construction	5	595	30	4,659	35	5,254
Commercial	—	—	—	—	—	—
Consumer loans:
Automobile loans	20	95	—	—	20	95
Other	—	—	—	—	—	—

Total	1,131	$75,536	1,374	$113,525	2,505	$189,061

At March 31, 2007
Real estate loans:
Residential non-Home Today	227	$17,682	243	$19,851	470	$37,533
Residential Home Today	261	24,621	472	44,093	733	68,714
Equity loans and lines of credit (1)	475	23,459	373	21,668	848	45,127
Construction	2	171	26	3,628	28	3,799
Commercial	—	—	—	—	—	—
Consumer loans:
Automobile loans	30	170	—	—	30	170
Other	—	—	—	—	—	—

Total	995	$66,103	1,114	$89,240	2,109	$155,343

(1)	Includes bridge loans (loans where borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).

The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	March 31, 2008	September 30, 2007	March 31, 2007
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
Residential non-Home Today	$30,313	$21,746	$19,851
Residential Home Today	55,776	55,653	44,093
Equity loans and lines of credit (1)	44,697	31,467	21,668
Construction	5,596	4,659	3,628
Commercial	—	—	—
Consumer loans:
Automobile loans	5	—	—
Other	—	—	—

Total non-performing loans	136,387	113,525	89,240

Real estate owned	12,031	9,903	6,995
Other non-performing assets	—	—	—

Total non-performing assets	$148,418	$123,428	$96,235

Ratios:
Total non-performing loans to total loans	1.59%	1.39%	1.18%
Total non-performing loans to total assets	1.30%	1.10%	0.91%
Total non-performing assets to total assets	1.42%	1.20%	0.98%

(1)	Includes bridge loans (loans where borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).

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

The amount and timing of mortgage servicing rights amortization is adjusted quarterly based on actual results. In addition, on a quarterly basis, we perform a valuation review of mortgage servicing rights for potential decreases in value. This quarterly valuation review entails applying current assumptions to the portfolio classified by interest rates and, secondarily, by prepayment characteristics.

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

Comparison of Financial Condition at March 31, 2008 and September 30, 2007

Total assets increased $183 million, or 2%, to $10.46 billion at March 31, 2008 from $10.28 billion at September 30, 2007. The growth in our assets was funded principally by a $117 million increase in deposits, and to a lesser extent by increased principal, interest and related escrow owed on loans serviced as well as additional retained earnings.

Cash and cash equivalents (cash and due from banks, federal funds sold and other interest-bearing cash equivalents) decreased $307 million, or 37%, to $523 million at March 31, 2008 from $830 million at September 30, 2007, as we continued to redeploy our liquid assets into investments and loan products that provide higher yields along with longer maturities.

Investment securities held to maturity increased $95 million, or 12%, to $919 million at March 31, 2008 from $824 million at September 30, 2007. This increase reflected our reinvestment of cash equivalents into assets offering slightly higher returns, with limited risk of asset life extension should market interest rates increase.

Loans, net, comprised primarily of mortgage loans held for investment increased $404 million, or 5%, to $8.48 billion at March 31, 2008 from $8.07 billion at September 30, 2007 as we retained more of our mortgage loan originations in our portfolio to accelerate the redeployment of cash and cash equivalents into assets that provide greater yields.

Our portfolio of real estate owned increased $2.1 million, or 22%, to $12.0 million at March 31, 2008, from $9.9 million at September 30, 2007. While the balance of real estate owned continues to comprise less than 0.2% of both our $10.46 billion of total assets as well as our $8.48 billion loan portfolio, the increase is nevertheless indicative of the current challenging economic environment and its negative impact on the residential housing market, which has been evidenced by increases in the balances of loan delinquencies, non-performing loans and loan charge-offs. Foreclosed properties are recorded at the lower of carrying value or fair value with charge-offs, if any, charged to the allowance for loan losses upon transfer to real estate owned. Fair value is monitored quarterly and any subsequent decline in fair value of real estate owned is recorded as a loss and reported in other non-interest expense.

Deposits increased $117 million, or 1%, to $8.26 billion at March 31, 2008 from $8.14 billion at September 30, 2007. The increase in deposits resulted from a $388 million increase in high-yield savings accounts (a subcategory of our savings accounts), which was offset by a $166 million decrease in our high-yield checking accounts and a $93 million decrease in certificate of deposits, combined with modest declines in other deposit products (other savings accounts and other NOW accounts) for the six-month period ended March 31, 2008. Our high-yield savings account, the highest tier of which provides a competitive marketplace yield, was redesigned and actively marketed beginning in early March 2007 and since that time has been the most significant contributor to the growth of our deposit portfolio. We have focused on promoting the high-yield savings accounts as well as high-yield checking accounts as we believe that these types of deposit products provide a stable source of funds. In addition, our high-yield checking and high-yield savings accounts are expected to reprice in a manner similar to our equity loan products, and therefore assist us in managing interest rate risk.

The $36 million increase in principal, interest, and related escrows owed on loans serviced, to $114 million at March 31, 2008 from $78 million at September 30, 2007 is related to the timing of when payments have been collected from borrowers for loans we service for other investors and when those funds are remitted to the investors. The current relatively low level of market interest rates has prompted many borrowers to refinance their mortgages to lower fixed interest rates. Whenever this refinance activity increases the level of principal, interest, and related escrows owed on loans serviced increases.

Shareholders’ equity increased $34 million, to $2.02 billion at March 31, 2008 from $1.99 billion at September 30, 2007. This reflects $34 million net income during the six-month period reduced by $4.8 million in dividends paid on our shares of common stock (other than Third Federal Savings, MHC and unallocated ESOP shares) in the current quarter. The remainder reflects adjustments related to the allocation of shares of our common stock related to the ESOP.

Comparison of Operating Results for the Three Months Ended March 31, 2008 and 2007

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

	Three Months Ended March 31, 2008				Three Months Ended March 31, 2007
	Average Balance	Interest Income/ Expense		Yield/ Cost(1)	Average Balance	Interest Income/ Expense		Yield/ Cost(1)
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold	$605,971	$4,980		3.29%	$433,365	$5,688		5.25%
Other interest-bearing cash equivalents	53,660	532		3.97%	17,007	214		5.03%
Investment securities	45,294	385		3.40%	49,809	474		3.81%
Mortgage-backed securities	908,143	11,447		5.04%	314,921	4,055		5.15%
Loans	8,448,980	121,101		5.73%	7,638,845	115,132		6.03%
Federal Home Loan Bank stock	34,236	447		5.22%	67,564	957		5.67%

Total interest-earning assets	10,096,284	138,892		5.50%	8,521,511	126,520		5.94%

Non-interest-earning assets	345,551				380,876

Total assets	$10,441,835				$8,902,387

Interest-bearing liabilities:
NOW accounts	$1,303,663	8,256		2.53%	$1,724,044	17,527		4.07%
Savings accounts	1,268,503	10,322		3.25%	432,869	1,263		1.17%
Certificates of deposit	5,660,668	67,254		4.75%	5,490,111	63,604		4.63%
FHLB advances	—	—		—	25,103	308		4.91%

Total interest-bearing liabilities	8,232,834	85,832		4.17%	7,672,127	82,702		4.31%

Non-interest-bearing liabilities	183,432				195,432

Total liabilities	8,416,266				7,867,559
Shareholders' equity	2,025,569				1,034,828

Total liabilities and shareholders' equity	$10,441,835				$8,902,387

Net interest income		$53,060				$43,818

Interest rate spread (2)				1.33%				1.63%

Net interest-earning assets (3)	$1,863,450				$849,384

Net interest margin (4)		2.10	%(1)			2.06	%(1)

Average interest-earning assets to average interest-bearing liabilities	122.63%				111.07%

Selected performance ratios:
Return on average assets		0.57	%(1)			0.54	%(1)
Return on average equity		2.93	%(1)			4.63	%(1)
Average equity to average assets		19.40%				11.62%

(1)	Annualized
(2)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by total interest-earning assets.

General. Net income increased $2.8 million to $14.8 million for the three months ended March 31, 2008 as compared to $12.0 million for the three months ended March 31, 2007.

Interest Income. Interest income increased $12.4 million, or 10%, to $138.9 million for the three months ended March 31, 2008 from $126.5 million for the three months ended March 31, 2007. The increase in interest income resulted primarily from increases in interest income on loans and mortgage-backed securities.

Interest income on federal funds sold was $5.0 million for the three months ended March 31, 2008, compared to $5.7 million for the three months ended March 31, 2007. The decrease resulted from lower market yields which were led by the actions of the Federal Reserve’s Open Market Committee, which lowered its federal funds target rate through a series of six adjustments beginning in September 2007 and continuing through March 2008. The average yield on federal funds sold decreased 196 basis points to 3.29% for the three months ended March 31, 2008 from 5.25% for the three months ended March 31, 2007. Our average balance of federal funds sold was $606.0 million for the three months ended March 31, 2008 compared to $433.4 million for the three months ended March 31, 2007.

Interest income on mortgage-backed securities increased $7.4 million, to $11.5 million for the three months ended March 31, 2008, compared to $4.1 million for the three months ended March 31, 2007. The increase resulted from reinvestment of the proceeds from our public stock offering and the receipt of funds from new savings deposits. The increase resulted from higher average balances of mortgage-backed securities and was partially offset by a decline in rate earned on those balances. The average yield on mortgage-backed securities decreased 11 basis points to 5.04% for the three months ended March 31, 2008 as compared to 5.15% for the three months ended March 31, 2007.

Interest Expense. Interest expense increased $3.1 million, or 4%, to $85.8 million for the three months ended March 31, 2008 from $82.7 million for the three months ended March 31, 2007. The increase in interest expense resulted from increases in interest expense in savings accounts and certificate of deposit accounts and was partially offset by a decrease in interest expense on NOW accounts.

Interest expense on NOW accounts decreased $9.3 million, or 53%, to $8.3 million for the three months ended March 31, 2008 from $17.5 million for the three months ended March 31, 2007. The decrease was caused partially by a 154 basis point decrease in the average rate we paid on NOW accounts to 2.53% for the three months ended March 31, 2008 from 4.07% for the three months ended March 31, 2007. We decreased rates on deposits in response to decreases in short-term market interest rates. In addition, the average balance of NOW accounts decreased $420.4 million, or 24%, to $1.3 billion for the three months ended March 31, 2008 from $1.7 billion for the three months ended March 31, 2007 as many customers converted their accounts to our new high-yield savings product which is described in the next paragraph.

Interest expense on savings accounts increased $9.1 million, to $10.3 million for the three months ended March 31, 2008 from $1.3 million for the three months ended March 31, 2007. The increase was caused by a combination of (1) a 208 basis point increase in the average rate we paid on these accounts to 3.25% for the three months ended March 31, 2008 from 1.17% for the three months ended March 31, 2007; and (2) a $835.6 million increase in the average balance of these accounts to $1.3 billion for the three months ended March 31, 2008 from $432.9 million for the three months ended March 31, 2007. The increases in both average rate and average balance resulted primarily from the introduction in early March 2007 of a new high-yield savings account that offered depositors a competitive yield.

The increase in the combined balance of high-yield checking and high-yield savings accounts reflects our belief that these types of deposits provide a stable source of funds that re-price in a manner similar to our equity loan products and therefore assist us in managing interest rate risk.

Interest expense on certificates of deposit increased $3.7 million, or 5.7%, to $67.3 million for the three months ended March 31, 2008 from $63.6 million for the three months ended March 31, 2007. The increase can be attributed to the combination of (1) a $170.6 million increase in the average balance to $5.7 billion for the three months ended March 31, 2008 from $5.5 billion for the three months ended March 31, 2007; and (2) a 12 basis point increase in the average rate we paid on certificates of deposit to 4.75% for the three months ended March 31, 2008 from 4.63% for the three months ended March 31, 2007. Rates were increased on deposits in response to increases in rates paid by our competition on short-term certificates of deposit.

We had no interest expense on Federal Home Loan Bank advances for the three months ended March 31, 2008, compared to $308 thousand for the three months ended March 31, 2007. The average balance was $25.1 million for the three months ended March 31, 2007. We had no Federal Home Loan Bank advances during the 2008 quarter, as, in July of 2007, our Federal Home Loan Bank advance was repaid.

Net Interest Income. Net interest income increased by $9.2 million, or 21%, to $53.1 million for the three months ended March 31, 2008 from $43.8 million for the three months ended March 31, 2007. While net interest income increased during the quarter, we nevertheless experienced a further compression of our interest rate spread which decreased 30 basis points to 1.33% for the three months ended March 31, 2008 from 1.63% for the three months ended March 31, 2007. Our net interest margin increased four basis points to 2.10% for the three months ended March 31, 2008 from 2.06% for the three months ended March 31, 2007. Our net interest-earning assets increased $1.0 billion, to $1.9 billion for the three months ended March 31, 2008 from $849 million for the three months ended March 31, 2007. Both the increase in our net interest margin, as well as the increase in our net interest-earning assets are attributable primarily to the proceeds of our April, 2007 initial public stock offering.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level we consider necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. In determining the level of the allowance for loan losses, we consider past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of non-performing and other classified loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or conditions change. We assess the allowance for loan losses on a quarterly basis and make provisions for loan losses in order to maintain the allowance. In recent months, increasing unemployment levels and rising fuel and food prices are challenging our borrowers’ ability to repay their loans at a time when slumping housing prices, in part as a consequence of the sub-prime mortgage market, make it difficult to sell their homes. This limits the ability of many borrowers to self cure a delinquency.

Based on our evaluation of the above factors, we recorded a provision for loan losses of $4.5 million for the three months ended March 31, 2008 and a provision of $2.3 million for the three months ended March 31, 2007. The provisions recorded exceeded net chargeoffs of $2.5 million and $658 thousand for the three months ended March 31, 2008 and 2007, respectively. The allowance for loan losses was $28.1 million, or 0.33% of total loans receivable, at March 31, 2008, compared to $25.1 million, or 0.31% of total loans receivable, at September 30, 2007, and further compares to $22.8 million or 0.30% of total loans receivable at March 31, 2007. We increased the allowance for loan losses to address the increased risk related to an increase in non-performing loans. Non-performing loans increased by $22.9 million to $136.4 million, or 1.59% of total loans, at March 31, 2008 from $113.5 million, or 1.39% of total loans, at September 30, 2007, and further, non-performing loans increased by $47.1 million compared to $89.2 million, or 1.18% of total loans, at March 31, 2007.

Of the $22.9 million increase in non-performing loans from September 30, 2007 to March 31, 2008, $8.6 million occurred in our residential, non-Home Today portfolio and $13.2 million occurred in our home equity loans and lines of credit portfolio. The increase in our residential, non-Home Today portfolio was general in nature and reflective of the progressive deterioration of general market conditions with specific negative implications in the housing markets of our primary geographic operating areas. While this increase is noteworthy, as a percentage of the balance of our non-Home Today portfolio, the aggregate non-performing loan balance of $30.3 million is 0.50% which, to the best of our belief, compares favorably with peer industry averages.

As of March 31, 2008, our home equity loans and lines of credit portfolio was $2.07 billion, compared to $1.87 billion at September 30, 2007. The increase in non-performing home equity loans and lines of credit is, on a relative basis, of greater concern than non-Home Today loans as these credits generally hold subordinated positions and accordingly, represent a higher level of risk. Expressed as a percentage of the home equity loans and lines portfolio, the non-performing balances were 2.16% at March 31, 2008, up from 1.68% at September 30, 2007 and up from 1.23% at March 31, 2007. We are closely monitoring the loss performance of this category.

Non-performing loans in our affordable housing program, Home Today, increased only $123 thousand during the six- month period ended March 31, 2008. Under the Home Today program, we offer loans with our standard terms to borrowers who might not otherwise qualify for such loans. To qualify for our Home Today program, a borrower must complete financial management education and counseling and must be referred to us by a sponsoring organization with whom we have partnered as part of the program. Borrowers in the Home Today program are not charged higher fees or interest rates than non-Home Today borrowers. While loans under the Home Today program do have higher risk characteristics than non-Home Today loans, we do not classify Home Today as a sub-prime lending. As of March 31, 2008, we had $307.4 million of loans outstanding that were originated through our Home Today program, compared to $304.0 million, at September 30, 2007.

We used the same general methodology in assessing the allowance at the end of the three-month periods. We believe we have recorded all losses that are both probable and reasonable to estimate for the three months ended March 31, 2008 and 2007.

Non-Interest Income. Non-interest income decreased $278 thousand to $10.8 million for the three months ended March 31, 2008 from $11.1 million for the three months ended March 31, 2007. Gains on the sales of loans increased $809 thousand to $1.3 million for the quarter ended March 31, 2008 from $446 thousand for the quarter ended March 31, 2007. This gain was offset by (1) a decrease in rental income of $440 thousand during the three months ended March 31, 2008, which is the result of the sale of a commercial office building in the third quarter of 2007 by our subsidiary, Hazelmere California Limited

Partnership (Hazelmere), a company that invests in commercial office buildings and leases them to unaffiliated parties and (2) a decrease of $466 thousand due to the a reduction in rebates from our official check provider for the three months ended March 31, 2008 when compared to the three months ended March 31, 2007. Additionally, net income on private equity investments decreased $540 thousand for the quarter ended March 31, 2008 to $87 thousand from $627 thousand for the quarter ended March 31, 2007 as a result of the timing of transactions triggered by these investments.

Non-Interest Expense. Non-interest expense increased $1.1 million, to $36.0 million for the three months ended March 31, 2008 from $34.9 million for the three months ended March 31, 2007.

Salaries and employee benefits expense decreased $854 thousand, or 5%, to $18.1 million for the three months ended March 31, 2008 from $19.0 million for the three months ended March 31, 2007. This change can be attributed primarily to a $288 thousand decrease in retirement plan expense along with a $536 thousand decrease in expenses in our employee stock ownership plan for the three months ended March 31, 2008 when compared to the three months ended March 31, 2007.

Marketing expenses increased $176 thousand, or 5%, to $3.5 million for the three months ended March 31, 2008 from $3.4 million for the three months ended March 31, 2007 due primarily to new programs undertaken to promote our equity line of credit product.

Other operating expenses increased $1.3 million, or 20%, to $7.6 million for the three months ended March 31, 2008 from $6.3 million for the three months ended March 31, 2007. Of the changes in this category, the largest was an increase of $1.2 million in disposition costs and losses associated with real estate owned parcels for the three months ended March 31, 2008 when compared to the three months ended March 31, 2007, followed by an increase of $544 thousand during the three months ended March 31, 2008 in professional expenses related to our being a public company and a decrease of $498 thousand in other administrative expenses.

Income Tax Expense. The provision for income taxes was $8.5 million for the three months ended March 31, 2008, compared to $5.7 million for the three months ended March 31, 2007, reflecting an increase in pre-tax income between the three-month periods. The provision for the three months ended March 31, 2008 included $8.0 million of federal income tax provision and $600 thousand of state income tax provision. The provision for income taxes for the three months ended March 31, 2007 did not include a provision for state income tax since we were not subject to a state income tax in Ohio until after the initial public offering. The state income tax provision is subtracted from income before income taxes when calculating the federal income tax provision. Our effective federal tax rate was 35.0% for the three months ended March 31, 2008 as compared to 32.4% for the three months ended March 31, 2007. Our provision for income taxes adjusts our cumulative income tax expense in accordance with our expectations for the full fiscal year. Our current estimate for the fiscal year ending September 30, 2008, is that our federal effective income tax rate will be 34.0%. Our effective tax rate is below the combined state and federal statutory rate because of our ownership of bank-owned life insurance.

Comparison of Operating Results for the Six Months Ended March 31, 2008 and 2007

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

	Six Months Ended March 31, 2008				Six Months Ended March 31, 2007
	Average Balance	Interest Income/ Expense		Yield/ Cost(1)	Average Balance	Interest Income/ Expense		Yield/ Cost(1)
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold	$657,703	$13,226		4.02%	$439,910	$11,528		5.24%
Other interest-bearing cash equivalents	53,311	1,190		4.46%	13,874	349		5.03%
Investment securities	52,965	984		3.72%	47,513	905		3.81%
Mortgage-backed securities	881,416	23,041		5.23%	227,053	5,843		5.15%
Loans	8,385,593	245,068		5.84%	7,671,726	231,565		6.04%
Federal Home Loan Bank stock	34,233	1,051		6.14%	70,437	2,063		5.86%

Total interest-earning assets	10,065,221	284,560		5.65%	8,470,513	252,253		5.96%

Non-interest-earning assets	350,938				322,676

Total assets	$10,416,159				$8,793,189

Interest-bearing liabilities:
NOW accounts	$1,352,485	19,873		2.94%	$1,684,298	34,477		4.09%
Savings accounts	1,181,751	21,209		3.59%	380,480	2,029		1.07%
Certificates of deposit	5,672,103	137,446		4.85%	5,492,409	126,680		4.61%
FHLB advances	—	—		0.00%	25,103	623		0.00%

Total interest-bearing liabilities	8,206,339	178,528		4.35%	7,582,290	163,809		4.32%

Non-interest-bearing liabilities	193,323				183,521

Total liabilities	8,399,662				7,765,811
Shareholders' equity	2,016,497				1,027,378

Total liabilities and shareholders' equity	$10,416,159				$8,793,189

Net interest income		$106,032				$88,444

Interest rate spread (2)				1.30%				1.64%

Net interest-earning assets (3)	$1,858,882				$888,223

Net interest margin (4)		2.11	%(1)			2.09	%(1)

Average interest-earning assets to average interest-bearing liabilities	122.65%				111.71%

Selected performance ratios:
Return on average assets		0.65	%(1)			0.63	%(1)
Return on average equity		3.34	%(1)			5.42	%(1)
Average equity to average assets		19.36%				11.68%

(1)	Annualized
(2)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by total interest-earning assets.

General. Net income increased $5.8 million to $33.6 million for the six months ended March 31, 2008 as compared to $27.8 million for the six months ended March 31, 2007.

Interest Income. Interest income increased $32.3 million, or 13%, to $284.6 million for the six months ended March 31, 2008 from $252.3 million for the six months ended March 31, 2007. The increase in interest income resulted from increases in interest income on loans, mortgage-backed securities and to a lesser extent federal funds and deposits in banks and other short-term investments.

Interest income on federal funds sold was $13.2 million for the six months ended March 31, 2008, compared to $11.5 million for the six months ended March 31, 2007. The increase was the result of our maintaining higher levels of liquid assets during the six months ended March 31, 2008. Our average balance of federal funds sold was $657.7 million for the six months ended March 31, 2008 compared to $440.0 million for the six months ended March 31, 2007. The average yield on federal funds sold decreased 122 basis points to 4.02% for the six months ended March 31, 2008 from 5.24% for the six months ended March 31, 2007, primarily as a result of lower market yields which were led by the actions of the Federal Reserve’s Open Market Committee, which lowered its federal funds target rate through a series of six adjustments beginning in September 2007 and continuing through March 2008.

Interest income on mortgage-backed securities increased $17.2 million, to $23.0 million for the six months ended March 31, 2008, compared to $5.8 million for the six months ended March 31, 2007. The increase resulted from reinvestment of the proceeds from our public stock offering and the receipt of funds from new savings deposits. The average yield on mortgage-backed securities increased eight basis points to 5.23% for the six months ended March 31, 2008 as compared to 5.15% for the six months ended March 31, 2007.

Interest income on Federal Home Loan Bank stock decreased $1.0 million to $1.1 million for the six months ended March 31, 2008 when compared to $2.1 million for the six months ended March 31, 2007. The average balance of Federal Home Loan Bank stock was $34.2 million for the six months ended March 31, 2008, compared to $70.4 for the six months ended March 31, 2007. The $36.2 million decrease was the result of the redemption of excess shares in March 2007.

Interest Expense. Interest expense increased $14.7 million, or 9%, to $178.5 million for the six months ended March 31, 2008 from $163.8 million for the six months ended March 31, 2007. The increase in interest expense resulted from increases in interest expense on savings accounts and certificate of deposit accounts and was partially offset by a decrease in interest expense on NOW accounts.

Interest expense on NOW accounts decreased $14.6 million, or 42%, to $19.9 million for the six months ended March 31, 2008 from $34.5 million for the six months ended March 31, 2007. The decrease was caused by a 115 basis point decrease in the average rate we paid on NOW accounts to 2.94% for the six months ended March 31, 2008 from 4.09% for the six months ended March 31, 2007. We decreased rates on deposits in response to decreases in short-term market interest rates. In addition, the average balance of NOW accounts decreased $331.8 million, or 20%, to $1.4 billion for the six months ended March 31, 2008 from $1.7 billion for the six months ended March 31, 2007 as many customers converted their accounts to our new high-yield savings product.

Interest expense on savings accounts increased $19.2 million, to $21.2 million for the six months ended March 31, 2008 from $2.0 million for the six months ended March 31, 2007. The increase was caused by a 252 basis point increase in the average rate we paid on these accounts to 3.59% for the six months ended March 31, 2008 from 1.07% for the six months ended March 31, 2007 in addition to a $801.3 million increase in the average balance of these accounts to $1.2 billion from $380 million, respectively, for the same time periods. The increases in both average rate and average balance resulted primarily from the introduction in early March 2007 of a new high-yield savings account that offered depositors a competitive yield.

The increase in the combined balance of high-yield checking and high-yield savings accounts reflects our belief that these types of deposits provide a stable source of funds that re-price in a manner similar to our equity loan products and therefore assist us in managing interest rate risk.

Interest expense on certificates of deposit increased $10.8 million, or 8.5%, to $137.4 million for the six months ended March 31, 2008 from $126.7 million for the six months ended March 31, 2007. The increase can be attributed to the combination of (1) a $179.7 million increase in the average balance to $5.7 billion for the six months ended March 31, 2008 from $5.5 billion for the six months ended March 31, 2007; and (2) a 24 basis point increase in the average rate we paid on certificates of deposit to 4.85% for the six months ended March 31, 2008 from 4.61% for the six months ended March 31,

2007. Rates were increased on these deposits, despite the decline in short-term interest rates, in response to increases in rates paid by our competition on short-term certificates of deposit.

We had no interest expense on Federal Home Loan Bank advances for the six months ended March 31, 2008, compared to $623 thousand for the six months ended March 31, 2007. The average balance was $25.1 million for the six months ended March 31, 2007. We had no Federal Home Loan Bank advances during the six months ended March 31, 2008, as, in July of 2007, our Federal Home Loan Bank advance was repaid.

Net Interest Income. Net interest income increased by $17.6 million, or 20%, to $106.0 million for the six months ended March 31, 2008 from $88.4 million for the six months ended March 31, 2007. While net interest income increased during the six-month period, we nevertheless experienced a further compression of our interest rate spread, which decreased 34 basis points to 1.30% for the six months ended March 31, 2008 from 1.64% for the six months ended March 31, 2007. Our net interest margin increased two basis points to 2.11% for the six months ended March 31, 2008 from 2.09% for the six months ended March 31, 2007. Our net interest-earning assets increased $970.7 million, to $1.9 billion for the six months ended March 31, 2008 from $888.2 million for the six months ended March 31, 2007. Both the increase in our net interest margin, as well as the increase in our net interest-earning assets are attributable primarily to the proceeds of our April 2007 initial public offering.

Provision for Loan Losses. We assess the allowance for loan losses on a quarterly basis and make provisions for loan losses in order to maintain the allowance. We recorded a provision for loan losses of $7.5 million for the six months ended March 31, 2008 and a provision of $4.3 million for the six months ended March 31, 2007. The provisions recorded exceeded net chargeoffs of $4.5 million and $2.1 million for the six months ended March 31, 2008 and 2007, respectively. The allowance for loan losses was $28.1 million or 0.33% of total loans receivable at March 31, 2008, compared to $25.1 million, or 0.31% of total loans receivable, at September 30, 2007, and further compares to $22.8 million or 0.30% of total loans receivable at March 31, 2007. We increased the allowance for loan losses to address the increased risk related to an increase in non-performing loans. Non-performing loans increased by $22.9 million to $136.4 million, or 1.59% of total loans, at March 31, 2008 from $113.5 million, or 1.39% of total loans, at September 30, 2007, and further, non-performing loans increased by $47.1 million compared to $89.2 million, or 1.18% of total loans, at March 31, 2007.

Of the $22.9 million increase in non-performing loans from September 30, 2007 to March 31, 2008, $8.6 million occurred in our residential, non-Home Today portfolio and $13.2 million occurred in our home equity loans and lines of credit portfolio. The increase in our residential, non-Home Today portfolio was general in nature and reflective of the progressive deterioration of general market conditions with specific negative implications in the housing markets of our primary geographic operating areas. While this increase is noteworthy, as a percentage of the balance of our non-Home Today portfolio, the aggregate non-performing loan balance of $30.3 million is 0.50% which, to the best of our belief, compares favorably with peer industry averages.

As of March 31, 2008, our home equity loans and lines of credit portfolio was $2.07 billion, compared to $1.87 billion at September 30, 2007. The increase in non-performing home equity loans and lines of credit is, on a relative basis, of greater concern than the non-Home Today loans as these credits generally hold subordinated positions and accordingly, represent a higher level of risk. Expressed as a percentage of the home equity loans and lines portfolio, the non-performing balances were 2.16% at March 31, 2008, up from 1.68% at September 30, 2007 and up from 1.23% at March 31, 2007. We are closely monitoring the loss performance of this category.

Non-performing loans in our affordable housing program, Home Today, increased only $123 thousand during the six month period ended March 31, 2008. As of March 31, 2008, we had $307.4 million of loans outstanding that were originated through our Home Today program, compared to $304.0 million, at September 30, 2007.

We used the same general methodology in assessing the allowance at the end of the six-month periods. We believe we have recorded all losses that are both probable and reasonable to estimate for the six months ended March 31, 2008 and 2007.

Non-Interest Income. Non-interest income increased $234 thousand to $23.8 million for the six months ended March 31, 2008 from $23.5 million for the six months ended March 31, 2007. We had a net gain on the sales of loans of $2.5 million for the six months ended March 31, 2008 compared to a net loss from such sales of $365 thousand for the six months ended March 31, 2007. The improvement in the performance of our loan sales activities was offset by (1) a decrease in rental income of $894 thousand, which was the result of the sale of a commercial office building in the third quarter of 2007 by Hazelmere and (2) a decrease of $652 thousand due to a reduction in rebates from our official check service provider, each reflecting activity for the six months ended March 31, 2008 when compared to the six months ended March 31, 2007. Additionally, net income on private equity investments decreased $1.2 million for the six months ended March 31, 2008 to

$2.0 million from $3.2 million for the six months ended March 31, 2007, which can be attributed to the liquidation of investments.

Non-Interest Expense. Non-interest expense increased $3.7 million to $70.1 million for the six months ended March 31, 2008 from $66.5 million for the six months ended March 31, 2007.

Marketing expenses increased $351 thousand, or 5%, to $7.1 million for the six months ended March 31, 2008 from $6.7 million for the six months ended March 31, 2007, due primarily to new programs undertaken to promote our equity line of credit product.

Other operating expenses increased $2.9 million, or 26%, to $14.0 million for the six months ended March 31, 2008 from $11.1 million for the six months ended March 31, 2007. Of the changes in this category, the largest was an increase of $1.4 million in disposition costs and losses associated with real estate owned parcels, followed by an increase of $759 thousand in professional expenses related to our being a public company. Cost associated with originating loans increased $567 thousand for the six months ended March 31, 2008 when compared to the six months ended March 31, 2007. Additionally, during the six months ended March 31, 2008, ceded loss reserves at our captive insurance subsidiary increased $244 thousand. These were offset by a decrease in administrative costs of $214 thousand for the six month period ended March 31, 2008 when compared to March 31, 2007.

Income Tax Expense. The provision for income taxes was $18.5 million for the six months ended March 31, 2008, compared to $13.4 million for the six months ended March 31, 2007, reflecting an increase in pre-tax income between the periods. The $18.5 million for the six months ended March 31, 2008 included $17.4 million of federal income tax provision and $1.2 million of state income tax provision. The $13.4 million provision for income taxes for the six months ended March 31, 2007 did not include a provision for state income tax since we were not subject to a state income tax in Ohio until after the initial public offering. The state income tax provision is subtracted from income before income taxes when calculating the federal income tax provision. Our effective federal tax rate was 34.0% for the six months ended March 31, 2008 as compared to 32.6% for the six months ended March 31, 2007. Our effective tax rate is below the combined state and federal statutory rate because of our ownership of bank-owned life insurance.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan sales and securitizations, loan repayments, advances from the Federal Home Loan Bank of Cincinnati, and maturities and sales of securities. In addition, we have the ability to collateralize borrowings in the wholesale markets. Of course, during the prior year, access to the equity capital markets had a dramatic impact on our liquidity as evidenced by the $886 million of net proceeds from our stock offering. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We seek to maintain a minimum liquidity ratio (which we compute as the sum of cash and cash equivalents plus unpledged investment securities for which ready markets exist, divided by total assets) of 2% or greater. For the six-month period ended March 31, 2008, our liquidity ratio averaged 15.58%. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2008.

We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities and the objectives of our asset/liability management program.

Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2008, cash and cash equivalents totaled $522.6 million and reflect the lingering positive effects of our April 2007 stock offering. Because we originate a significant amount of loans that qualify for sale in the secondary market, our loans held for sale represent highly liquid assets. At March 31, 2008, we had $99.7 million of loans classified as held for sale. During the six-month period ended March 31, 2008, we sold $446.2 million of long-term, fixed rate loans. Investment securities classified as available-for-sale, which provide additional sources of liquidity, totaled $54.4 million at March 31, 2008. At March 31, 2008, we did not have any borrowed funds.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows (unaudited) included in our Unaudited Interim Consolidated Financial Statements.

At March 31, 2008, we had $428.8 million in loan commitments outstanding. In addition to commitments to originate loans, we had $2.2 billion in unused lines of credit to borrowers. Certificates of deposit due within one year of March 31, 2008 totaled $3.4 billion, or 41.3% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, other deposit products, including certificates of deposit, Federal Home Loan Bank advances, or other collateralized borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2009. We believe, however, based on past experience, that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity is originating residential mortgage loans. During the six-month period ended March 31, 2008, we originated $942.6 million of loans, and during the six-month period ended March 31, 2007, we originated $786.7 million of loans. We purchased $217.2 million of securities during the six-month period ended March 31, 2008, and purchased $372 million of securities during the six-month period ended March 31, 2007.

Financing activities consist primarily of activity in deposit accounts and, to a lesser extent, Federal Home Loan Bank advances. We experienced a net increase in total deposits of $117.2 million for the six-month period ended March 31, 2008, compared to a net increase of $287.8 million for the six-month period ended March 31, 2007. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

While no repurchases of the Company’s common stock occurred during the quarterly period ended March 31, 2008, on February 11, 2008, the Board of Directors authorized the repurchase of up to 15,800,000 shares, or approximately 15% of the Company’s outstanding common stock (excluding common stock held by Third Federal Savings, MHC) to be carried out at the direction of the Company, through open market purchases, block trades, and in privately negotiated transactions approved by the Board of Directors or any committee thereof. The stock may be repurchased on an ongoing basis and will be subject to availability of stock, general market conditions, the trading price of the stock, alternative uses for capital and the Company’s financial performance. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. The first purchases under the program were made April 21, 2008.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Cincinnati, which provide an additional source of funds. During the six months ended March 31, 2008, we had no outstanding advances with the Federal Home Loan Bank of Cincinnati. During the six months ended March 31, 2007, we had average outstanding borrowings from the Federal Home Loan Bank of $25.1 million. At March 31, 2008, our maximum borrowing capacity with the Federal Home Loan Bank, under the most restrictive measure was $951 million.

Third Federal Savings and Loan is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2008, Third Federal Savings and Loan exceeded all regulatory capital requirements. Third Federal Savings and Loan is considered “well capitalized” under regulatory guidelines.

The net proceeds from our April 2007 stock offering significantly increased our liquidity and capital resources. Over time, our current level of liquidity is expected to be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of loans, the payment of dividends and the purchase of stock through our stock repurchase program. Our financial condition and results of operations have been enhanced by the net proceeds from the stock offering, and have resulted in increased net interest-earning assets and net interest income following completion of the stock offering in April 2007. However, due to the significant increase in equity that resulted from the net proceeds of our stock offering, our ratios based on equity levels have been adversely affected.

As of March 31, 2008 the Association exceeded all regulatory requirements to be considered “Well Capitalized” as presented in the table below.

	Actual		Required
	Amount	Ratio	Amount	Ratio
Total Capital to Risk Weighted Assets	$1,398,904	20.30%	$689,106	10.00%
Core Capital to Adjusted Tangible Assets	1,371,218	13.16	521,139	5.00
Tangible Capital to Tangible Assets	1,371,218	13.16	N/A	N/A
Tier 1 Capital to Risk-Weighted Assets	1,371,218	19.90	413,464	6.00

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

We sold $446.2 million of loans during the six-month period ended March 31, 2008. All of the loans sold were long-term, fixed-rate loans. We effected these sales to improve our interest rate risk position in the event of increases in market interest rates.

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

Net Portfolio Value. The Office of Thrift Supervision (OTS) requires the computation of amounts by which the net present value of an institution’s cash flow from assets, liabilities and off balance sheet items (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates. The OTS provides all institutions that file a Consolidated Maturity/Rate Schedule as a part of their quarterly Thrift Financial Report with an interest rate sensitivity report of NPV. The OTS simulation model uses a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of NPV. The OTS model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumption that instantaneous changes (measured in basis points) occur at all maturities along the United States Treasury yield curve. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. On a quarterly basis the OTS provides us the results of the interest rate sensitivity model, which is based on information we provide to the OTS to estimate the sensitivity of our NPV. The OTS calculations of the estimated changes in NPV of the Association as of March 31, 2008 are not currently available.

The following table presents our internal calculations of the estimated changes in the Association’s NPV at March 31, 2008 that would result from the designated instantaneous changes in the United States Treasury yield curve.

		Estimated Increase (Decrease) in NPV		NPV as a Percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)	Estimated NPV (2)	Amount	Percent	NPV Ratio (4)	Increase (Decrease) (basis points)
	(Dollars in thousands)
+300	$1,072,396	(579,623)	-35%	10.66%	-459
+200	$1,262,109	(389,910)	-24%	12.24%	-301
+100	$1,470,080	(181,939)	-11%	13.89%	-136
—	$1,652,019	—	—	15.25%	—
-100	$1,710,370	58,351	4%	15.60%	35
-200	$1,638,813	(13,206)	-1%	14.93%	-32

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

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

Net Interest Income. In addition to NPV calculations, we analyze the Association’s sensitivity to changes in interest rates through our internal net interest income model. Net interest income is the difference between the interest income earned on interest-earning assets, such as loans and securities, and the interest paid on interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what the Association’s net interest income would be for a twelve-month period using OTS Pricing Tables for assumptions such as loan prepayment rates and deposit decay rates, and the Bloomberg forward yield curve for assumptions as to projected interest rates. We then calculate what the net interest income would be for the same period in the event of an instantaneous 200 basis point increase in market interest rates. As of March 31, 2008, we estimated that the Association’s net interest income for the twelve months ending March 31, 2009 would decrease by 15% in the event of an instantaneous 200 basis point increase in market interest rates.

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

Part II — Other Information

Item 1. Legal Proceedings

On June 13, 2006, the Association was named as the defendant in a putative class action lawsuit, Gary A. Greenspan vs. Third Federal Savings and Loan, filed in the Cuyahoga County, Ohio Court of Common Pleas. The plaintiff has alleged that Third Federal Savings and Loan impermissibly charged customers a “document preparation fee” that included the cost of preparing legal documents relating to mortgage loans. The plaintiff has alleged that the Association should disgorge the document preparation fees because the document preparation constituted the practice of law and was performed by employees who are not licensed attorneys in the State of Ohio. The plaintiff seeks a refund of all document preparation fees from June 13, 2000 to the present (approximately $26.9 million from June 13, 2000 through March 31, 2007), as well as prejudgment interest, attorneys’ fees and costs of the lawsuit. Third Federal Savings and Loan Association vigorously disputes these allegations and answered the plaintiff’s complaint with a motion for judgment on the pleadings. On April 26, 2007, the Court of Common Pleas issued a final order which granted the Association’s motion. On May 11, 2007, the plaintiff appealed the final order of the Court of Common Pleas to the 8th District Court of Appeals (Cuyahoga County). The plaintiff has filed its appellate brief and the Association filed its answer brief on July 20, 2007. On March 13, 2008, the parties filed a Joint Motion to Waive Oral Argument and now await the Court's ruling.

Item 1A. Risk Factors

There have been no material changes in the “Risk Factors” disclosed in the Holding Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 21, 2007 (file no. 001-33390).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)

On February 11, 2008 we announced that our Board of Directors authorized the repurchase of up to 15,800,000 shares, or approximately 15% of our outstanding common stock (excluding common stock held by Third Federal Savings and Loan Association of Cleveland, MHC, our mutual holding company). In accordance with Office of Thrift Supervision regulations, such purchases may not commence until after one year following the completion of our stock offering, or April 21, 2008. The stock repurchase program may be carried out at the discretion of management, subject to the limitations set forth in rule 10b-18 of the Securities and Exchange Commission and other legal requirements, and any further limitations that may be established by our Board of Directors. The repurchase authorization may be suspended, terminated or modified at any time for any reason. Repurchases may be made through open market purchases, block trades, and in negotiated private transactions. The stock may be repurchased on an ongoing basis and will be subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses of capital, and our financial performance. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes.

As of, and for each of the months in the three month period ended March 31, 2008, and in compliance with applicable Office of Thrift Supervision regulations, no shares of common stock had been repurchased.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders for the fiscal year ending September 30, 2007, held February 26, 2008, two matters were presented to stockholders. Stockholders elected Thomas J. Baird, John J. Fitzpatrick, William C. Mulligan, and Paul W. Stefanik to three-year terms as directors. Stockholders also ratified the selection of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2008. The votes cast as to each matter are set forth below:

	For	Withhold
Proposal one:
Election of the following directors for terms of three years each.

Thomas J. Baird	316,929,458	1,849,273
John J. Fitzpatrick	316,905,828	1,872,903
William C. Mulligan	316,941,210	1,837,521
Paul W. Stefanik	316,760,642	2,018,089

The following directors had their term of office continue after the meeting:

Marc A. Stefanski
Bernard S. Kobak
Martin J. Cohen
Robert A. Fiala
James S. Gascoigne
Marianne Piterans
Reverend Anthony W. Zepp

	For	Against	Abstain
Proposal two:
Ratification of Deloitte & Touche LLP as independent registered public accounting firm	316,732,136	712,186	1,334,409

Item 5. Other Information

Not applicable

Item 6.

(a) Exhibits

31.1	Certification of chief executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of chief financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32	Certification of chief executive officer and chief financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TFS Financial Corporation

Dated: May 9, 2008	/s/ Marc A. Stefanski
Marc A. Stefanski
Chairman of the Board, President and Chief Executive Officer

Dated: May 9, 2008	/s/ David S. Huffman
David S. Huffman
Chief Financial Officer