Form 10-Q
period 2008-06-30
TFS Financial CORP
filed 2008-08-08
CIK 1381668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from              to

Commission File Number 001-33390

TFS FINANCIAL CORPORATION

(Exact Name of Registrant as Specified in its Charter)

United States of America	52-2054948
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7007 Broadway Avenue Cleveland, Ohio	44105
(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☐
(do not check if a smaller reporting company)

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date.

As of August 5, 2008 there were 322,788,350 shares of the Registrant’s common stock, par value $0.01 per share, issued and outstanding, of which 227,119,132 shares, or 70.36% of the Registrant’s common stock, were held by Third Federal Savings and Loan Association of Cleveland, MHC, the Registrant’s mutual holding company.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

TFS Financial Corporation

PART l – FINANCIAL INFORMATION

Item 1.	Financial Statements

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION (unaudited)

(In thousands, except share data)

	June 30, 2008	September 30, 2007
ASSETS
Cash and due from banks	$43,536	$45,666
Federal funds sold	2,500	598,400
Other interest-bearing cash equivalents	53,699	185,649

Cash and cash equivalents	99,735	829,715

Investment securities:
Available for sale (amortized cost $32,075 and $57,025, respectively)	32,180	56,681
Held to maturity (fair value $864,180 and $825,342, respectively)	865,165	823,815

Investment securities	897,345	880,496

Mortgage loans held for sale, at lower of cost or market	63,260	107,962
Loans held for investment, net:
Mortgage loans	8,954,654	8,103,300
Other loans	8,997	14,692
Deferred loan fees, net	(15,817)	(19,174)
Allowance for loan losses	(42,239)	(25,111)

Loans held for investment, net	8,905,595	8,073,707

Mortgage loan servicing rights, net	42,032	41,064
Federal Home Loan Bank stock, at cost	35,146	34,231
Real estate owned	13,091	9,903
Premises, equipment, and software, net	68,471	69,669
Accrued interest receivable	44,515	48,364
Bank owned life insurance contracts	149,413	144,498
Other assets	42,332	38,420

TOTAL ASSETS	$10,360,935	$10,278,029

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$8,100,362	$8,141,215
Borrowed funds	93,007	—
Borrowers’ advances for insurance and taxes	20,535	40,481
Principal, interest, and related escrow owed on loans serviced	61,943	77,908
Accrued expenses and other liabilities	130,093	32,224

Total liabilities	8,405,940	8,291,828

Commitments and contingent liabilities

Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 332,318,750 shares issued; 326,635,750 and 332,318,750 outstanding at June 30, 2008 and September 30, 2007, respectively	3,323	3,323
Paid-in capital	1,669,423	1,668,215
Treasury stock, at cost; 5,683,000 shares at June 30, 2008	(69,316)	—
Unallocated ESOP shares	(95,132)	(100,597)
Retained earnings—substantially restricted	452,466	421,503
Accumulated other comprehensive loss	(5,769)	(6,243)

Total shareholders’ equity	1,954,995	1,986,201

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,360,935	$10,278,029

See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (unaudited)

(In thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2008	2007	2008	2007
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$118,645	$116,088	$363,713	$347,653
Investment securities available for sale	388	624	1,448	1,984
Investment securities held to maturity	10,471	7,235	33,436	12,623
Federal funds sold	1,254	15,370	14,480	26,898
Other interest earning assets	806	797	3,047	3,209

Total interest income	131,564	140,114	416,124	392,367

INTEREST EXPENSE:
Deposits	75,244	87,029	253,772	250,215
Federal Home Loan Bank advances	19	310	19	933

Total interest expense	75,263	87,339	253,791	251,148

NET INTEREST INCOME	56,301	52,775	162,333	141,219
PROVISION FOR LOAN LOSSES	18,000	2,100	25,500	6,350

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	38,301	50,675	136,833	134,869

NON-INTEREST INCOME
Fees and service charges	6,521	6,481	18,903	18,840
Net gain (loss) on the sale of loans	828	(630)	3,282	(995)
Increase in and death benefits from bank owned life insurance contracts	1,659	1,595	4,921	4,720
Net income on private equity investments	1,158	1,293	3,173	4,470
Other	1,780	5,442	5,420	10,665

Total non-interest income	11,946	14,181	35,699	37,700

NON-INTEREST EXPENSE:
Salaries and employee benefits	17,931	17,956	54,422	54,275
Marketing services	3,525	3,353	10,578	10,055
Office property, equipment, and software	4,932	5,018	13,891	14,393
Federal insurance premium	1,964	591	3,258	1,749
State franchise tax	1,657	841	4,027	2,655
Contribution to charitable foundation	—	55,000	—	55,000
Other operating expenses	9,322	5,833	23,274	16,763

Total non-interest expense	39,331	88,592	109,450	154,890

INCOME (LOSS) BEFORE INCOME TAXES	10,916	(23,736)	63,082	17,679
INCOME TAX EXPENSE (BENEFIT)	4,126	(6,479)	22,653	7,118

NET INCOME (LOSS)	$6,790	$(17,257)	$40,429	$10,561

Earnings (loss) per share - basic and fully diluted	$0.02	$(0.06)	$0.13	$0.04
Weighted average shares outstanding - basic and fully diluted	320,510,396	301,108,648	321,795,514	251,782,304

See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)

Nine Months Ended June 30, 2008 and 2007

(In thousands)

	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss)		Total shareholders' equity
						Unrealized gains (losses) on securities	Pension obligation
Balance at September 30, 2006	$—	627,979	—	—	395,892	(714)	(10,563)	$1,012,594
Comprehensive income:
Net income					10,561			10,561
Change in unrealized losses on securities available for sale, net						144		144
Change in pension obligation							515	515

Total comprehensive income								11,220

Stock dividend of 227,118,132 shares to the mutual holding company	2,271	(2,271)	—					—
Issuance of 105,199,618 shares in the initial public offering	1,052	1,041,867	—					1,042,919
Purchase of common stock by the ESOP				(106,530)				(106,530)

Balance at June 30, 2007	$3,323	1,667,575	—	(106,530)	406,453	(570)	(10,048)	$1,960,203

Balance at September 30, 2007	$3,323	1,668,215	—	(100,597)	421,503	(223)	(6,020)	$1,986,201
Comprehensive income:
Net income					40,429			40,429
Change in unrealized losses on securities available for sale						291		291
Change in pension obligation							183	183

Total comprehensive income								40,903

Purchase of treasury stock (5,683,000 shares)			(69,316)					(69,316)
ESOP shares committed to be released		1,208		5,465				6,673
Dividends paid to common shareholders ($0.10 per common share)					(9,466)			(9,466)

Balance at June 30, 2008	$3,323	1,669,423	(69,316)	(95,132)	452,466	68	(5,837)	$1,954,995

See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	For the Nine Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$40,429	$10,561
Adjustments to reconcile net income to net cash provided by operating activities:
Contribution of stock to charitable foundation	—	50,000
ESOP shares allocated and committed to be released	6,673	—
Depreciation and amortization	6,787	5,135
Provision for loan losses	25,500	6,350
Net (gain) loss on the sale of loans	(3,282)	995
Other net losses (gains)	8,324	(549)
Principal repayments on and proceeds from sales of loans held for sale	333,415	598,702
Loans originated for sale	(288,131)	(345,131)
Increase in and death benefits for bank owned life insurance contracts	(4,915)	(4,720)
Net decrease in interest receivable and other assets	(1,654)	(22,893)
Net increase in accrued expenses and other liabilities	98,150	89,397
Other	(3,898)	(1,576)

Net cash provided by operating activities	217,398	386,271

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans originated	(2,252,575)	(1,612,080)
Principal repayments on loans	1,032,115	1,080,672
Proceeds from sales, principal repayments and maturities of:
Securities available for sale	26,208	10,593
Securities held to maturity	188,059	51,037
Proceeds from sale of:
Loans	343,815	233,436
Private equity investments	—	5,009
FHLB stock	—	40,000
Premises and equipment	—	17,363
Purchases of:
Securities available for sale	(1,275)	(633)
Securities held to maturity	(229,544)	(629,903)
Premises and equipment	(2,994)	(5,772)
Other	11,352	8,282

Net cash used in investing activities	(884,839)	(801,996)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(40,853)	420,063
Net increase in stock subscription proceeds	—	992,919
Loan to ESOP	—	(106,530)
Net decrease in borrowers’ advances for insurance and taxes	(19,946)	(21,790)
Net decrease in principal and interest owed on loans serviced	(15,965)	(14,596)
Net increase in short-term advances	93,007	—
Purchase of treasury shares	(69,316)	—
Dividends paid to common shareholders	(9,466)	—

Net cash (used in) provided by financing activities	(62,539)	1,270,066

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(729,980)	854,341
CASH AND CASH EQUIVALENTS—Beginning of period	829,715	252,927

CASH AND CASH EQUIVALENTS—End of period	$99,735	$1,107,268

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest on deposits	$255,083	$249,405
Cash paid for interest on borrowed funds	7	933
Cash paid for income taxes	25,000	27,000
SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Loans exchanged for mortgage-backed securities	679,608	839,190
Transfer of loans to real estate owned	18,860	10,971

See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

TFS Financial Corporation (the Holding Company), a federally chartered stock holding company, conducts its principal activities through its wholly owned subsidiaries. The principal line of business of TFS Financial Corporation and its subsidiaries (collectively, TFS Financial or the Company) is retail consumer banking, including mortgage lending, deposit gathering, and other insignificant financial services. On June 30, 2008, approximately 70% of the Holding Company’s outstanding shares were owned by a federally chartered mutual holding company, Third Federal Savings and Loan Association of Cleveland, MHC (Third Federal Savings, MHC). The thrift subsidiary of TFS Financial is Third Federal Savings and Loan Association of Cleveland (the Association).

The accounting and reporting policies followed by the Company conform in all material respects to accounting principles generally accepted in the United States of America (US GAAP) and to general practices in the financial services industry. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The allowance for loan losses, the valuation of mortgage loan servicing rights, the valuation of deferred tax assets, and the determination of pension obligations are particularly subject to change.

The unaudited interim consolidated financial statements were prepared without an audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial condition of TFS Financial at June 30, 2008, and its results of operations and cash flows for the periods presented. In accordance with Regulation S-X for interim financial information, these statements do not include certain information and footnote disclosures required for complete audited financial statements. The Holding Company’s September 30, 2007 Annual Report on Form 10-K contains consolidated financial statements and related notes which should be read in conjunction with the accompanying interim consolidated financial statements. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2008.

2. EARNINGS (LOSS) PER SHARE

The following is a summary of our earnings (loss) per share calculations.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
	(In thousands except per share data)
Net income (loss)	$6,790	$(17,257)	$40,429	$10,561

Weighted average shares outstanding	320,510	301,109	321,796	251,782

Earnings (loss) per share - basic and fully diluted	$0.02	$(0.06)	$0.13	$0.04

Earnings (loss) per share is computed by dividing the income (loss) available to common shareholders by the weighted average number of shares outstanding for the period. Outstanding shares include shares held by Third Federal Savings, MHC, shares held by the Third Federal Foundation, shares held by the Employee Stock Ownership Plan (ESOP) and shares held by the public except that shares held by the ESOP that have not been allocated to participants or committed to be released for allocation to participants are excluded from the computations.

3. INVESTMENT SECURITIES

Investments available for sale are summarized as follows:

	June 30, 2008
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(In thousands)
U.S. government and agency obligations	$8,996	$162	$—	$9,158
Fannie Mae certificates	571	—	(3)	568
Real estate mortgage investment conduits (REMICs)	15,161	10	(64)	15,107
Other	7,347	—	—	7,347

	$32,075	$172	$(67)	$32,180

	September 30, 2007
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(In thousands)
U.S. government and agency obligations	$28,994	$—	$(217)	$28,777
Fannie Mae certificates	761	—	(13)	748
REMICs	21,198	8	(122)	21,084
Other	6,072	—	—	6,072

	$57,025	$8	$(352)	$56,681

Investments held to maturity are summarized as follows:

	June 30, 2008
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(In thousands)
Freddie Mac certificates	$10,619	$69	$—	$10,688
Ginnie Mae certificates	8,739	142	—	8,881
REMICs	833,671	3,803	(5,234)	832,240
Fannie Mae certificates	12,130	332	(99)	12,363
Other	6	2	—	8

	$865,165	$4,348	$(5,333)	$864,180

	September 30, 2007
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(In thousands)
U.S. Government and agency obligations	$26,994	$20	$(46)	$26,968
Freddie Mac certificates	12,100	1	—	12,101
Ginnie Mae certificates	10,278	144	(4)	10,418
REMICs	761,172	2,325	(1,150)	762,347
Fannie Mae certificates	13,265	307	(88)	13,484
Other	6	18	—	24

	$823,815	$2,815	$(1,288)	$825,342

4. LOANS AND ALLOWANCE FOR LOAN LOSS

Loans held for investment consist of the following:

	June 30, 2008	September 30, 2007
	(In thousands)
Real estate loans:
Residential non-Home Today	$6,309,836	$5,842,827
Residential Home Today	305,591	304,046
Equity loans and lines of credit (1)	2,269,716	1,867,899
Construction	117,396	150,695

Real estate loans	9,002,539	8,165,467

Consumer loans:
Auto	1,783	5,627
Loans on savings	6,703	8,490
Other	511	575

Consumer loans	8,997	14,692

Less:
Deferred loan fees, net	(15,817)	(19,174)
Loans-in-process	(47,885)	(62,167)
Allowance for loan losses	(42,239)	(25,111)

Loans held for investment, net	$8,905,595	$8,073,707

(1)	Includes bridge loans (loans where borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).

Home Today is an affordable housing program targeted to benefit low- and moderate-income home buyers. Through Home Today, the Association originates loans with standard terms to borrowers who might not otherwise qualify for such loans. Borrowers must complete financial management education and counseling and must be referred to the Association by a sponsoring organization with which the Association has partnered as part of the program. Borrowers must also meet a minimum credit score threshold. Because the Association applies less stringent underwriting and credit standards to these loans, loans originated under the Home Today program have greater credit risk than its traditional residential real estate mortgage loans.

Activity in the allowance for loan losses is summarized as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Balance—beginning of period	$28,126	$22,813	$25,111	$20,705
Provision charged to income	18,000	2,100	25,500	6,350
Charge-offs	(3,925)	(1,264)	(8,623)	(3,782)
Recoveries	38	165	251	541

Balance—end of period	$42,239	$23,814	$42,239	$23,814

The Association assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses in order to maintain the allowance. In light of the recent and continued housing market deterioration, the further unfavorable trending of delinquency statistics and the current instability in employment and economic prospects, as of June 30, 2008 the Association conducted an expanded loan level evaluation of its equity lines of credit which were delinquent 90 days or more. As a result of this review, the Association increased its allowance for loan losses related to equity lines of credit by $12.0 million. The Association expects that, as these delinquencies are resolved, there will be an increase in net charge-offs related to equity lines of credit that will be applied against the allowance.

5. DEPOSITS

Deposit account balances are summarized as follows:

	June 30, 2008	September 30, 2007
	(In thousands)
Negotiable order of withdrawal accounts	$1,236,608	$1,464,631
Savings accounts	1,376,031	1,014,341
Certificates of deposit	5,485,249	5,658,478

	8,097,888	8,137,450

Accrued interest	2,474	3,765

Total deposits	$8,100,362	$8,141,215

6. INCOME TAXES

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and city jurisdictions. With few exceptions we are no longer subject to federal and state income tax examinations for tax years prior to 2003. The State of Ohio has examined the Association through 2006 with no adjustment.

The Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of SFAS 109 (FIN 48) on October 1, 2007. The implementation of FIN 48 did not have an effect on the Company’s financial statements. As of October 1, 2007, there were no unrecognized tax benefits.

The Company recognizes interest and penalties on income tax assessments or income tax refunds, where applicable, in the financial statements as a component of its provision for income taxes.

7. DEFINED BENEFIT PLAN

Third Federal Savings Retirement Plan (the Plan) is a defined benefit pension plan. Effective December 31, 2002, the Plan was amended to limit participation to employees who met the Plan’s eligibility requirements on that date. After December 31, 2002, employees not participating in the Plan will, upon meeting the applicable eligibility requirements, participate in a separate tier of the Company’s 401(k) Savings Plan. Benefits under the Plan are based on years of service and the employee’s average annual compensation (as defined in the Plan). The funding policy of the Plan is consistent with the funding requirements of U.S. Federal and other governmental laws and regulations.

The components of net periodic benefit cost recognized in the statements of income are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Service cost	$948	$1,017	$2,843	$3,049
Interest cost	755	721	2,263	2,161
Expected return on plan assets	(808)	(725)	(2,424)	(2,174)
Amortization of net loss	108	279	326	837
Amortization of prior service cost	(16)	(16)	(46)	(46)

Net periodic benefit cost	$987	$1,276	$2,962	$3,827

Minimum employer contributions paid through June 30, 2008 were $5.1 million. Minimum employer contributions expected during the remainder of the fiscal year are $1.1 million.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates of 60 to 360 days or other termination clauses and may require payment of a fee. Since some of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At June 30, 2008, the Company had commitments to originate loans as follows (in thousands):

Fixed-rate mortgage loans	$178,163
Adjustable-rate mortgage loans	24,873
Equity line of credit loans	142,760

Total	$345,796

At June 30, 2008, the Company had unfunded commitments outstanding as follows (in thousands):

Equity lines of credit	$2,332,878
Construction loans	47,885
Private equity investments	14,047

Total	$2,394,810

The Company has entered into a commitment in the amount of $1.5 million for the purchase and installation of a major software license. To date, all but the last installment of $375 thousand has been paid and has been reflected in the statement of condition. The last installment is expected to be paid in fiscal year 2008.

The Company provides mortgage reinsurance on certain mortgage loans in its own portfolio, including Home Today loans and loans in its servicing portfolio, through contracts with two primary mortgage insurance companies. Under these contracts, the Company absorbs mortgage insurance losses in excess of a specified percentage of the principal balance of a given pool of loans, subject to a contractual limit, in exchange for a portion of the pools’ mortgage insurance premiums. As of June 30, 2008, approximately $600 million of mortgage loans in our portfolios were covered by such mortgage reinsurance contracts. At June 30, 2008, the maximum losses under the reinsurance contracts were limited to $17.5 million. The Company has provided a liability for estimated losses under these reinsurance contracts totaling $4.8 million as of June 30, 2008. Management believes it has made adequate provision for estimated losses.

The Company is a party to an equity investment sale agreement that in effect obligates the Company to make a loan secured by equity securities. As of June 30, 2008, the estimated maximum commitment under this agreement is $2.8 million and we expect this transaction to be completed prior to September 30, 2008.

In management’s opinion, the above commitments will be funded through normal operations.

At June 30, 2008, the Company had $25.0 million in commitments to securitize and sell mortgages.

On June 13, 2006, Dr. Gary Greenspan filed a putative class action lawsuit against Third Federal, captioned Gary A. Greenspan v. Third Federal Savings & Loan, Case No. CV 06 593882 in the Cuyahoga County, Ohio Court of Common Pleas. The plaintiff sought to represent a class of Ohio residents in connection with mortgage loans that the Company provided to the plaintiff and the putative class members. The plaintiff alleges that the Company impermissibly charged a “document preparation fee” that included the cost of preparing legal documents in connection with the mortgages. The plaintiff alleges that the Company should disgorge the document preparation fee because the document preparation constituted the practice of law and was performed by Company employees who are not licensed to practice law in Ohio. The plaintiff sought to certify a class of individuals who were charged such a fee “anytime after June 13, 2001.” The Company vigorously disputes these allegations.

The Company answered the plaintiff’s complaint and moved for judgment on the pleadings. The trial court granted the Company’s motion and dismissed the action. The plaintiff appealed to the Eight District Court of Appeals. On June 25, 2008, the appellate court reversed the trial court’s dismissal of the plaintiff’s complaint as to claims arising before September 15, 2004, the date that the relevant statute was amended to expressly give the Ohio Supreme Court exclusive jurisdiction over claims for the unauthorized practice of law. The Company will be appealing the Eighth District Court of Appeals’ decision to the Ohio Supreme Court. Consequently, we are unable to predict an outcome, favorable or unfavorable, to the Company or to estimate the amount or range of any potential loss.

9. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1). FSP EITF 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities, and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those periods. The Company has not yet determined the effect of adopting FSP EITF 03-6-1 on its consolidated financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in accordance with generally accepted accounting principles in the United States. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s (SEC) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company has not yet determined the effect of adopting SFAS 162 on its consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). SFAS 161 expands the disclosure requirements for derivative instruments and hedging activities. For instruments subject to this Statement, entities are required to disclose how and why such instruments are being used, where values, gains and losses are reported within financial statements, and the existence and nature of credit-risk-related contingent features. Additionally, entities are required to provide more specific disclosures about the volume of their derivative activity. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Because Statement No. 161 impacts the Company’s disclosure and not its accounting treatment for derivative financial instruments and related hedged items, the Company’s adoption of Statement No. 161 will not impact its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (SFAS 160). SFAS 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact adopting SFAS 160 will have on its consolidated financial statements.

In November 2007, the SEC issued Staff Accounting Bulletin No. 109 (SAB 109), an amendment of SAB No. 105, Application of Accounting Principles to Loan Commitments. Under SAB 109, the expected net future cash flows of associated servicing should be included in the measurement of written loan commitments accounted for at fair value through earnings. SAB 109 is applicable to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company adopted SAB 109 on January 1, 2008. The adoption did not have a material effect on the Company’s consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 provides all entities, including not-for-profit organizations, with the option of reporting selected financial assets and liabilities at fair value. The objective of SFAS 159 is to improve financial reporting by providing opportunities to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Most of the provisions in this statement apply only to entities which elect to adopt SFAS 159. However the amendment to FASB Statement No. 115, Accounting for Certain Investment in Debt and Equity Securities, applies to entities with available for sale and trading securities, and requires an entity to present separately fair value and non-fair value securities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The Company is currently assessing the effect of adopting SFAS 159 on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of SFAS 157, guidance for applying fair value was incorporated in several pronouncements. SFAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the fair value measure of assets and liabilities. SFAS 157 also emphasizes that fair value is a market-based measurement, not an entity specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS 157, fair value measurements are disclosed by level within that hierarchy. While SFAS 157 does not add any new fair value measurements, it does change current practice. Changes to current practice include: (1) a requirement for an entity to include its own credit rating in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction if the restriction lapses within one year. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued two Staff Positions (FSPs) on Statement No. 157. FSP 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13,” excludes fair value measurements related to leases from the disclosure requirements of Statement No. 157. FSP 157-2, “Effective Date of FASB Statement No. 157” delays the effective date of Statement No. 157 for all non recurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The Company is currently assessing the effect of adopting SFAS 157 on its consolidated financial statements.

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

Approximately 87% of our assets consist of residential real estate loans and equity loans and lines of credit, the overwhelming majority of which were originated to borrowers in the States of Ohio and Florida. We have increased these assets by offering competitive interest rates and product features to customers in our marketplace. Part of this strategy involves programs such as our Lowest Rate Guarantee program (in which we will offer a better interest rate than a competitor’s interest rate for certain types of loans or give the loan applicant cash after they close a loan at a lower interest rate) and our Home Today program. We also offer loan products and features such as high loan-to-value loans that do not require private mortgage insurance, and adjustable-rate mortgage loans that can convert to fixed-rate loans at no cost to the borrower.

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

Historically, we have tried to provide our customers with attractive rates of return on our deposit products. Our deposit products typically offer rates that are competitive with the rates on similar products offered by other financial institutions. We intend to continue this practice. Our high-yield checking and high-yield savings accounts, which represented 29% of our total deposits as of June 30, 2008, provide us with funds that reprice in a manner similar to our equity lines of credit, a strategy which assists us in managing interest rate risk.

We continue to focus on managing operating expenses. Our annualized ratio of non-interest expense to average assets was 1.51% for the quarter ended June 30, 2008. As of June 30, 2008, our average assets per full-time employee and our average deposits per full-time employee were $11 million and $9 million, respectively. Based on industry statistics published by the Office of Thrift Supervision, we believe that each of these measures compare favorably with the averages for our peer group. Our average deposits held at our branch offices ($219 million per branch office as of June 30, 2008) contribute to our expense management efforts by limiting the overhead costs of serving our deposit customers. We will continue our efforts to control operating expenses as we use a portion of the capital we received in the stock offering to grow our business.

We expect to expand our branch office network. Our initial focus is in Broward County, Florida, where we expect to add up to four new locations’ which will reduce/eliminate gaps in our footprint in that market area. Currently, we plan to open these branches starting late fiscal year 2008 into fiscal year 2009.

Critical Accounting Policies

Critical accounting policies are defined as those that involve significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that the most critical accounting policies upon which our financial condition and results of operations depend, and which involve the most complex subjective decisions or assessments, are our policies with respect to our allowance for loan losses, the valuation of mortgage servicing rights, the valuation of deferred income tax assets and the determination of pension obligations.

Allowance for Loan Losses. We provide for loan losses based on the allowance method. Accordingly, all loan losses are charged to the related allowance and all recoveries are credited to it. Additions to the allowance for loan losses are provided by charges to income based on various factors which, in our judgment, deserve current recognition in estimating probable losses. We regularly review the loan portfolio and make provisions for loan losses in order to maintain the allowance for loan losses in accordance with US GAAP. The allowance for loan losses consists of three components:

(1)	specific allowances established for any impaired loans (generally construction loans and equity lines of credit, and residential real estate mortgage loans) for which the recorded investment in the loan exceeds the measured value of the loan;

(2)	general allowances for loan losses for each loan type based on historical loan loss experience; and

(3)	adjustments to historical loss experience (general allowances), maintained to cover uncertainties that affect our estimate of probable losses for each loan type.

The adjustments to historical loss experience are based on our evaluation of several factors, including:

•	delinquency statistics (both current and historical) and the factors behind delinquency trends;

•	the status of loans in foreclosure, real estate in judgment and real estate owned;

•	expanded loan level evaluation procedures;

•	the composition of the loan portfolio;

•	national, regional and local economic factors;

•	asset disposition loss statistics (both current and historical); and

•	the current status of all assets classified during the immediately preceding meeting of the Asset Classification Committee.

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

As described above, loans originated under the Home Today program have greater credit risk than traditional residential real estate mortgage loans. At June 30, 2008, we had $306 million of loans that were originated under our Home Today program, 28% of which were delinquent 30 days or more in repayments, compared to 1% for our portfolio of residential non-Home Today loans as of that date.

Equity loans and equity lines of credit generally have higher credit risk than traditional residential mortgage loans. These loans and lines are usually in a second position and when combined with the first mortgage, result in generally higher overall loan-to-value ratios. In a stressed housing market with increasing delinquencies and declining housing prices, such as currently exists, these higher loan-to-value ratios represent a greater risk of loss to the Association. A borrower with more equity in the property has a vested interest in keeping the loan current when compared to a borrower with little or no equity in the property. In light of the recent and continued housing market deterioration, the further unfavorable trending of our delinquency statistics and the current instability in employment and economic prospects, as of June 30, 2008 we conducted an expanded loan level evaluation of our equity lines of credit which were delinquent 90 days or more. As a result of this review, we increased our allowance for loan losses related to equity lines of credit by $12 million. We expect that, as these delinquencies are resolved, we will realize an increase in net charge-offs related to equity lines of credit that will be applied against the allowance. At June 30, 2008, we had $2.3 billion of equity loans and equity lines of credit outstanding, 2.3% of which were delinquent 90 days or more in repayments.

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

The following table sets forth the composition of the loan portfolio, by type of loan at the dates indicated, excluding loans held for sale.

	June 30, 2008		September 30, 2007		June 30, 2007
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential non-Home Today	$6,309,836	70.0%	$5,842,827	71.5%	$5,605,073	71.3%
Residential Home Today	305,591	3.4	304,046	3.7	299,169	3.8
Equity loans and lines of credit (1)	2,269,716	25.2	1,867,899	22.8	1,783,247	22.7
Construction	117,396	1.3	150,695	1.8	154,686	2.0
Commercial	—	—	—	—	2,291	—
Consumer loans:
Automobile	1,783	—	5,627	0.1	7,596	0.1
Other	7,214	0.1	9,065	0.1	9,364	0.1

Total loans receivable	$9,011,536	100.0%	$8,180,159	100.0%	$7,861,426	100.0%

Deferred loan fees, net	(15,817)		(19,174)		(18,818)
Loans in process	(47,885)		(62,167)		(66,000)
Allowance for loan losses	(42,239)		(25,111)		(23,814)

Total loans receivable, net	$8,905,595		$8,073,707		$7,752,794

(1)	Includes bridge loans (loans where borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).

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

	At June 30, 2008			At September 30, 2007			At June 30, 2007
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential non-Home Today	$6,123	14.5%	70.0%	$4,781	19.1%	71.5%	$5,377	22.6%	71.3%
Residential Home Today	6,106	14.4	3.4	6,361	25.3	3.7	5,663	23.8	3.8
Equity loans and lines of credit (1)	28,073	66.5	25.2	13,141	52.3	22.8	11,995	50.4	22.7
Construction	1,928	4.6	1.3	778	3.1	1.8	742	3.1	2.0
Commercial	—	—	—	23	0.1	—	—	—	—
Consumer loans:
Automobile	8	—	—	25	0.1	0.1	35	0.1	0.1
Other	1	—	0.1	2	—	0.1	2	—	0.1

Total allocated allowance	42,239	100.0	100.0	25,111	100.0	100.0	23,814	100.0	100.0
Unallocated allowance	—	—	—	—	—	—	—	—	—

Total allowance for loan losses	$42,239	100.0%	100.0%	$25,111	100.0%	100.0%	$23,814	100.0%	100.0%

(1)	Includes bridge loans (loans where borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	As of and for the Nine Months Ended
	June 30, 2008	September 30, 2007	June 30, 2007
	(Dollars in thousands)
Allowance balance (beginning of the period)	$25,111	$21,221	$20,705
Charge-offs:
Real estate loans:
Residential non-Home Today	3,452	850	775
Residential Home Today	3,029	667	842
Equity loans and lines of credit (1)	2,130	2,011	2,155
Construction	10	—	—
Commercial	—	517	—
Consumer loans:
Automobile	2	13	10
Other	—	—	—

Total charge-offs	8,623	4,058	3,782

Recoveries:
Real estate loans:
Residential non-Home Today	127	143	268
Residential Home Today	117	200	252
Equity loans and lines of credit (1)	2	5	21
Construction	—	—	—
Commercial	—	—	—
Consumer loans:
Automobile	5	—	—
Other	—	—	—

Total recoveries	251	348	541

Net charge-offs	(8,372)	(3,710)	(3,241)
Provision for loan losses	25,500	7,600	6,350

Allowance balance (at the end of the period)	$42,239	$25,111	$23,814

Ratios:
Net charge-offs (annualized) to average loans outstanding	0.13%	0.06%	0.06%
Allowance for loan losses to non-performing loans at end of the nine-month period	28.27%	22.12%	24.86%
Allowance for loan losses to total loans at end of the nine-month period	0.47%	0.31%	0.30%

(1)	Includes bridge loans (loans where borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).

The following table sets forth loan delinquencies by type and by amount at the dates indicated.

	Loans Delinquent For				Total
	30-89 Days		90 Days and Over
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At June 30, 2008
Real estate loans:
Residential non-Home Today	283	$28,171	352	$34,890	635	$63,061
Residential Home Today	317	28,646	610	57,126	927	85,772
Equity loans and lines of credit (1)	454	22,835	776	51,232	1,230	74,067
Construction	5	636	45	6,176	50	6,812
Commercial	—	—	—	—	—	—
Consumer loans:
Automobile	16	48	—	—	16	48
Other	—	—	—	—	—	—

Total	1,075	$80,336	1,783	$149,424	2,858	$229,760

At September 30, 2007
Real estate loans:
Residential non-Home Today	278	$23,276	244	$21,746	522	$45,022
Residential Home Today	292	26,775	600	55,653	892	82,428
Equity loans and lines of credit (1)	536	24,795	500	31,467	1,036	56,262
Construction	5	595	30	4,659	35	5,254
Commercial	—	—	—	—	—	—
Consumer loans:
Automobile	20	95	—	—	20	95
Other	—	—	—	—	—	—

Total	1,131	$75,536	1,374	$113,525	2,505	$189,061

At June 30, 2007
Real estate loans:
Residential non-Home Today	238	$18,716	221	$19,104	459	$37,820
Residential Home Today	292	27,188	517	48,562	809	75,750
Equity loans and lines of credit (1)	444	21,314	408	24,743	852	46,057
Construction	10	1,341	25	3,386	35	4,727
Commercial	—	—	—	—	—	—
Consumer loans:
Automobile	37	154	1	7	38	161
Other	—	—	—	—	—	—

Total	1,021	$68,713	1,172	$95,802	2,193	$164,515

(1)	Includes bridge loans (loans where borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).

The following table sets forth the amounts and categories of our non-performing assets at the dates indicated.

	June 30, 2008	September 30, 2007	June 30, 2007
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
Residential non-Home Today	$34,890	$21,746	$19,104
Residential Home Today	57,126	55,653	48,562
Equity loans and lines of credit (1)	51,232	31,467	24,743
Construction	6,176	4,659	3,386
Commercial	—	—	—
Consumer loans:
Automobile	—	—	7
Other	—	—	—

Total non-performing loans	149,424	113,525	95,802

Real estate owned	13,091	9,903	8,663
Other non-performing assets	—	—	—

Total non-performing assets	$162,515	$123,428	$104,465

Ratios:

Total non-performing loans to total loans	1.66%	1.39%	1.22%
Total non-performing loans to total assets	1.44%	1.10%	0.96%
Total non-performing assets to total assets	1.57%	1.20%	1.04%

(1)	Includes bridge loans (loans where borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).

Our equity loans and lines of credit portfolio consist of $198.8 million in equity loans, $47.7 million in bridge loans and $2.02 billion in equity lines of credit. The following table sets forth committed and drawn amounts, percent delinquent 90 days or more and the mean combined loan-to-value (CLTV) percent at the time of origination of our equity line of credit portfolio by geographical distribution as of June 30, 2008.

State	Committed Amount	Drawn Amount	Percent Delinquent 90 days or more	Mean CLTV Percent at Origination
	(Dollars in thousands)
Ohio	$2,089,658	$857,097	1.74%	68%
Florida	1,259,686	641,859	2.78%	64%
California	489,978	220,692	0.99%	70%
Other (1)	577,471	303,542	3.25%	71%

Total	$4,416,793	$2,023,190	2.21%	68%

(1)	No individual state has a committed or drawn balance greater than 2% of the total.

The following table represents committed and drawn amounts, percent delinquent 90 days or more and the mean combined loan-to-value (CLTV) percent at the time of origination of our equity line of credit portfolio by the year originated as of June 30, 2008.

Year Originated	Committed Amount	Drawn Amount	Percent Delinquent 90 days or more	Mean CLTV Percent at Origination
	(Dollars in thousands)
2000 and prior	$606,050	$246,412	2.69%	65%
2001	230,124	115,658	5.02%	71%
2002	350,810	151,810	2.96%	66%
2003	616,066	269,527	2.35%	71%
2004	331,914	142,798	2.79%	69%
2005	233,388	107,581	4.66%	69%
2006	535,584	267,635	3.82%	68%
2007	773,850	399,643	0.58%	69%
2008	739,007	322,126	—%	66%

Total	$4,416,793	$2,023,190	2.21%	68%

As described above, in light of the recent and continued housing market deterioration, the further unfavorable trending of our delinquency statistics and the current instability in employment and economic prospects, as of June 30, 2008 we conducted an expanded loan level evaluation of our equity lines of credit which were delinquent 90 days or more. As a result of this review, we increased our allowance for loan losses related to equity lines of credit by $12.0 million. We expect that, as these delinquencies are resolved, we will realize an increase in net charge-offs related to equity lines of credit that will be applied against the allowance.

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

Pension Obligations. The determination of our obligations and expense for pension benefits is dependent upon certain assumptions used in calculating such amounts. Key assumptions used in the actuarial valuations include the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation. Actual results could differ from the assumptions and market driven rates may fluctuate. Significant differences in actual experience or significant changes in the assumptions could materially affect future pension obligations and expense.

Comparison of Financial Condition at June 30, 2008 and September 30, 2007

Total assets increased $82.9 million, or 1%, to $10.36 billion at June 30, 2008 from $10.28 billion at September 30, 2007. The growth in our assets was funded by a $93.0 million increase in borrowed funds along with $97.9 million increase in accrued expenses and other liabilities offset by decreases of $40.9 million and $31.2 million in deposits and retained earnings, respectively.

Cash and cash equivalents decreased $730.0 million, or 88%, to $99.7 million at June 30, 2008 from $829.7 million at September 30, 2007, as we continued to redeploy our liquid assets into investments and loan products that provide higher yields along with longer maturities.

Investment securities held to maturity increased $41.4 million, or 5%, to $865.2 million at June 30, 2008 from $823.8 million at September 30, 2007. This increase also reflected our reinvestment of cash equivalents into assets offering slightly higher returns, with limited risk of asset life extension should market interest rates increase. Investment securities available for sale decreased $24.5 million, or 43%, as a result of securities maturing within the nine-month period.

Loans, net, comprised primarily of mortgage loans held for investment increased $831.9 million, or 10%, to $8.91 billion at June 30, 2008 from $8.07 billion at September 30, 2007 as we retained more of our mortgage loan originations in our portfolio to accelerate the redeployment of cash and cash equivalents into assets that provide greater yields.

Our portfolio of real estate owned increased $3.2 million, or 32%, to $13.1 million at June, 2008, from $9.9 million at September 30, 2007. While the balance of real estate owned continues to comprise less than 0.2% of both our $10.36 billion of total assets as well as our $8.91 billion loan portfolio, the increase is nevertheless indicative of the current challenging economic environment and its negative impact on the residential housing market, which has been evidenced by increases in the balances of non-performing loans and loan charge-offs. Foreclosed properties are recorded at the lower of carrying value or fair value with charge-offs, if any, charged to the allowance for loan losses upon transfer to real estate owned. Fair value is monitored quarterly and any subsequent decline in fair value of real estate owned is recorded as a loss and reported in other non-interest expense.

Deposits decreased $40.9 million, or less than 1%, to $8.10 billion at June 30, 2008 from $8.14 billion at September 30, 2007. The decrease in deposits was the result of a $226.7 million decrease in our high yield-checking accounts along with a $173.2 million decrease in certificates of deposit, which were offset by a $369.0 million increase in high-yield savings accounts (a subcategory of our savings accounts), combined with modest declines in other deposit products (other savings accounts and other NOW accounts) for the nine-month period ended June 30, 2008. Our high-yield savings account, the highest tier of which provides a competitive marketplace yield, was redesigned and actively marketed beginning in early March 2007. We have focused on promoting the high-yield savings accounts as well as high-yield checking accounts as we believe that these types of deposit products provide a stable source of funds. In addition, our high-yield checking and high-yield savings accounts are expected to reprice in a manner similar to our equity loan products, and therefore assist us in managing interest rate risk.

The $19.9 million decrease, or 49%, in borrowers’ advances for insurance and taxes to $20.5 million at June 30, 2008 from $40.4 million at September 30, 2007 is related to the remittance of real estate taxes collected from borrowers to the appropriate taxing agencies.

The $16.0 million decrease in principal, interest and related escrows owed on loans serviced, to $61.9 million at June 30, 2008 from $77.9 million at September 30, 2007, is related to the timing of when payments have been collected from borrowers for loans we service for other investors and when those funds are remitted to the investors and to the appropriate taxing agencies. This decrease is the result of a $28.9 million decrease in the retained tax payments collected from borrowers offset by an increase of $12.9 million of principal and interest.

The $97.9 million increase in accrued expenses and other liabilities, to $130.1 million at June 30, 2008 from $32.2 million at September 30, 2007, reflects the in-transit status of $90.6 million of real estate tax payments that have been collected from borrowers and are being remitted to various taxing agencies.

Shareholders’ equity decreased $31.2 million, to $1.95 billion at June 30, 2008 from $1.99 billion at September 30, 2007. This reflects $40.4 million of net income during the nine-month period reduced by $69.3 million of repurchases of outstanding common stock and $9.5 million in dividends paid on our shares of common stock (other than the shares held by Third Federal Savings, MHC and unallocated ESOP shares) in the current fiscal year. The remainder reflects adjustments related to the allocation of shares of our common stock related to the ESOP.

Comparison of Operating Results for the Three Months Ended June 30, 2008 and 2007

Average balances and yields. The following table sets forth average balances, average yields and costs, and certain other information at and for the periods indicated. No tax-equivalent yield adjustments were made, as the effects thereof were not material. All average balances for the current fiscal year are daily average balances while the prior fiscal year average balances are monthly average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense.

	Three Months Ended June 30, 2008				Three Months Ended June 30, 2007
	Average Balance	Interest Income/ Expense		Yield/ Cost (1)	Average Balance	Interest Income/ Expense		Yield/ Cost (1)
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold	$231,237	$1,254		2.17%	$1,173,324	$15,370		5.24%
Other interest-bearing cash equivalents	53,258	331		2.49%	17,754	242		5.45%
Investment securities	28,987	222		3.06%	61,055	643		4.21%
Mortgage-backed securities	915,114	10,638		4.65%	528,748	7,216		5.46%
Loans	8,808,113	118,645		5.39%	7,698,883	116,088		6.03%
Federal Home Loan Bank stock	34,683	474		5.47%	34,231	555		6.49%

Total interest-earning assets	10,071,392	131,564		5.23%	9,513,995	140,114		5.89%

Noninterest-earning assets	341,596				341,012

Total assets	$10,412,988				$9,855,007

Interest-bearing liabilities:
NOW accounts	$1,266,661	5,974		1.89%	$1,616,065	16,472		4.08%
Savings & subscription proceeds	1,411,285	8,647		2.45%	919,609	6,277		2.73%
Certificates of deposit	5,481,524	60,623		4.42%	5,402,340	64,280		4.76%
Borrowed funds	3,570	19		2.13%	25,104	310		4.94%

Total interest-bearing liabilities	8,163,040	75,263		3.69%	7,963,118	87,339		4.39%

Noninterest-bearing liabilities	235,368				85,000

Total liabilities	8,398,408				8,048,118
Shareholders’ equity	2,014,580				1,806,889

Total liabilities and shareholders’ equity	$10,412,988				$9,855,007

Net interest income		$56,301				$52,775

Interest rate spread (2)				1.54%				1.50%

Net interest-earning assets (3)	$1,908,352				$1,550,877

Net interest margin (4)		2.24	% (1)			2.22	% (1)

Average interest-earning assets to average interest-bearing liabilities	123.38%				119.48%

Selected performance ratios:
Return on average assets		0.26	% (1)			(0.70	%) (1)
Return on average equity		1.35	% (1)			(3.82	%) (1)
Average equity to average assets		19.35%				18.33%

(1)	Annualized
(2)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by total interest-earning assets.

General. Net income increased $24.0 million to $6.8 million in the quarter ended June 30, 2008 as compared to a loss of $17.3 million in the quarter ended June 30, 2007. This increase can be attributed primarily to a non-recurring $55.0 million pre-tax contribution expense in the quarter ended June 30, 2007 related to the formation of the Third Federal Foundation.

Interest Income. Interest income decreased $8.6 million, or 6%, to $131.6 million in the current quarter compared to $140.1 million for the same quarter in the prior year. The decrease in interest income resulted primarily from a decrease in the interest received on federal funds partially offset by increases in interest income from mortgage-backed securities and loans.

Interest income on federal funds sold decreased $14.1 million, or 92%, to $1.3 million from $15.4 million in the same quarter in the prior year. The decrease resulted from (1) a $942.1 million decrease in the average balance to $231.2 million from $1.17 billion for the same quarter in the prior year and (2) lower market yields which were led by the actions of the Federal Reserve’s Open Market Committee, which lowered its federal funds target rate through a series of adjustments beginning in September 2007 and continuing through April 2008. The average yield on federal funds sold decreased 307 basis points to 2.17% compared to 5.24% for the same quarter in the prior year. The lower average balance of federal funds reflects our deployment of lower yielding federal funds into higher yielding loan products and securities.

Interest income on mortgage-backed securities increased $3.4 million, or 47%, to $10.6 million when compared to $7.2 million for the same quarter in the prior year. The increase resulted from a higher average balance of mortgage-backed securities as the proceeds of our public stock offering were reinvested and was partially offset by a decline in rate earned on those balances. The average yield on mortgage-backed securities decreased 81 basis points to 4.65% when compared to 5.46% for the same quarter in the prior year.

Interest income on loans increased $2.6 million, or 2%, to $118.6 million compared to $116.1 million for the same quarter in the prior year. The increase can be attributed to a $1.1 billion increase in the average balance of loans to $8.81 billion compared to $7.70 billion for the same quarter of the prior year as we have redeployed cash balances of federal funds into higher yielding loan products. The increase in average balance was offset by a 64 basis point decrease in the current quarter yield to 5.39% from 6.03% for the quarter ended June 30, 2007.

Interest Expense. Interest expense decreased $12.1 million, or 14%, to $75.3 million in the current quarter compared to $87.3 million for the quarter ended June 30, 2007. The change resulted primarily from a decrease in interest expense on NOW accounts and certificate of deposit accounts and was partially offset by an increase in interest expense on savings accounts.

Interest expense on NOW accounts decreased $10.5 million, or 64%, to $6.0 million from $16.5 million for the same quarter in the prior year. The decrease was caused partially by a 219 basis point decrease in the average rate we paid on NOW accounts to 1.89% compared to 4.08% for the same quarter in the prior year. We decreased rates on deposits in response to decreases in short-term market interest rates. In addition, the average balance of NOW accounts decreased $349.4 million, or 22%, to $1.27 billion compared to $1.62 billion for the same quarter in the prior year as customers continue to convert to our high-yield savings products.

Interest expense on savings accounts increased $2.4 million, or 38%, to $8.6 million in the current quarter compared to $6.3 million in the quarter ended June 30, 2007. The increase was the result of (1) a $491.7 million increase, or 53%, in the average balance to $1.41 billion compared to $919.6 million for the quarter ended June 30, 2007; and (2) a 28 basis point decrease in the yield to 2.45% compared to 2.73% for the same quarter last year. The increase in average balance resulted primarily from the introduction in early March 2007 of a new high-yield savings account that offers depositors a competitive yield.

Interest expense on certificates of deposit decreased $3.7 million, or 6%, to $60.6 million in the current quarter compared to $64.3 million for the quarter ended June 30, 2007. The change was attributed to a 34 basis point decrease in the average rate we paid on certificates of deposit to 4.42% from 4.76% for the same quarter ended in the prior year. The average balance of certificates of deposit increased $79.2 million or 1%, to $5.48 billion from $5.40 billion for the same quarter of the prior year. Rates were adjusted on deposits in response to changes in the rates paid by our competition on short-term certificates of deposit.

Interest expense on Federal Home Loan Bank advances decreased $291 thousand, or 94%, in the current quarter to $19 thousand compared to $310 thousand for the quarter ended June 30, 2007. The average balance decreased $21.5 million, or 86%, to $3.6 million when compared to $25.1 million for the same quarter of the prior year. This decrease can be attributed to the repayment of a Federal Home Loan Bank advance in July 2007. We began to borrow from the Federal Home Loan Bank in the current quarter and expect to continue to borrow through the remainder of the current fiscal year.

Net Interest Income. Net interest income increased by $3.5 million, or 7%, to $56.3 million in the current quarter from $52.8 million for the quarter ended June 30, 2007. As net interest income increased during the quarter, we experienced a slight improvement of our interest rate spread which increased four basis points to 1.54% compared 1.50% for the same quarter last year. Our net interest margin increased two basis points to 2.24% compared to 2.22% for the same quarter last year. Our net interest-earning assets increased $357.5 million, to $1.9 billion when compared to $1.6 billion for the same quarter last year. Both the increase in our net interest margin, as well as the increase in our net interest-earning assets are attributable primarily to the deployment of the proceeds of our April 2007 initial public stock offering.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level we consider necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. In determining the level of the allowance for loan losses, we consider past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of non-performing and other classified loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or conditions change. We assess the allowance for loan losses on a quarterly basis and make provisions for loan losses in order to maintain the allowance. In recent months, increasing unemployment levels and rising fuel and food prices are challenging our borrowers’ ability to repay their loans at a time when deteriorating housing prices, in part as a consequence of the sub-prime mortgage market, make it difficult to sell their homes. This limits the ability of many borrowers to self-cure a delinquency.

Based on our evaluation of the above factors, including an expanded loan level evaluation of our equity lines of credit which were delinquent 90 days or more, we recorded a provision for loan losses of $18.0 million in the current quarter and a provision of $2.1 million in the quarter ended June 30, 2007. The provision for loan losses recorded for the quarter ended June 30, 2008 included $12.0 million related to the expanded loan level evaluation of our equity lines of credit which were delinquent 90 or more days. The provisions recorded exceeded net chargeoffs of $3.9 million and $1.1 million in the quarters ended June 30, 2008 and 2007, respectively. We expect that, as the equity lines of credit that were the subject of our expanded evaluation are resolved, we will realize an increase in net charge-offs that will be applied against the allowance. The allowance for loan losses was $42.2 million, or 0.47% of total loans receivable, at June 30, 2008, compared to $25.1 million, or 0.31% of total loans receivable, at September 30, 2007, and further compares to $23.8 million or 0.30% of total loans receivable at June 30, 2007. We increased the allowance for loan losses to address the increased risk related to an increase in non-performing loans and in response to the results of our expanded evaluation of equity lines of credit delinquent 90 days or more as of June 30, 2008. Non-performing loans increased by $35.9 million to $149.4 million, or 1.66% of total loans, at June 30, 2008 from $113.5 million, or 1.39% of total loans, at September 30, 2007, and, further, non-performing loans increased by $53.6 million compared to $95.8 million, or 1.22% of total loans, at June 30, 2007.

Of the $35.9 million increase in non-performing loans from September 30, 2007 to June 30, 2008, $13.1 million occurred in our residential, non-Home Today portfolio and $19.8 million occurred in our equity loans and lines of credit portfolio. The increase in our residential, non-Home Today portfolio was general in nature and reflective of the progressive deterioration of general market conditions with specific negative implications in the housing markets of our primary geographic operating areas. While this increase is noteworthy, as a percentage of the balance of our non-Home Today portfolio, the aggregate non-performing loan balance of $34.9 million is 0.55% which, to the best of our belief, compares favorably with peer industry averages.

Non-performing equity loans and lines of credit increased $19.8 million, or 62%, during the nine-month period ended June 30, 2008. As of June 30, 2008, our equity loans and lines of credit portfolio was $2.27 billion, compared to $1.87 billion at September 30, 2007. We believe the increase in non-performing equity loans and lines of credit is, on a relative basis, of greater concern than residential, non-Home Today loans as these credits generally hold subordinated positions and accordingly, represent a higher level of risk. Expressed as a percentage of the equity loans and lines of credit portfolio, the non-performing balances were 2.26% at June 30, 2008, up from 1.68% at September 30, 2007 and up from 1.39% at June 30, 2007. In light of the worsening housing market in our primary geographic markets and the continued deterioration of our portfolio delinquency statistics as of June 30, 2008, we conducted an expanded loan level evaluation of our equity lines of credit which were delinquent 90 days or more and, as a result, added $12.0 million to our allowance for loan losses. We will continue to closely monitor the loss performance of this category.

Non-performing loans in our affordable housing program, Home Today, increased $1.5 million during the nine-month period ended June 30, 2008. This increase has been taken into account in determining our provision for loan losses.

As of June 30, 2008, we had $305.6 million of loans outstanding that were originated through our Home Today program, compared to $304.0 million at September 30, 2007.

We used the same general methodology in assessing the allowance at the end of the three-month periods, and enhanced the evaluation through the expanded loan level evaluation of our equity lines of credit which were delinquent 90 or more days as of June 30, 2008. We believe we have recorded all losses that are both probable and reasonable to estimate for the three months ended June 30, 2008 and 2007.

Non-Interest Income. Non-interest income decreased $2.2 million to $11.9 million in the current quarter when compared to $14.2 million for the same quarter of the prior year. This decrease can be attributed to a $3.2 million gain recognized in the same period of the prior year in connection with the sale of a commercial office building by our subsidiary, Hazelmere California Limited Partnership (Hazelemere), a company that invests in commercial office buildings and leases them to unaffiliated parties. Rental income for the current quarter decreased $374 thousand as a result of the sale of the aforementioned office building. We also experienced a decrease of $468 thousand due to the reduction in rebates from our official check provider when compared to the same quarter in the prior year. Partially offsetting these decreases, the gains/(loss) on the sale of loans improved by $1.5 million.

Non-Interest Expense. Non-interest expense decreased $49.3 million to $39.3 million in the current quarter when compared to $88.6 million in the quarter ended June 30, 2007. The most significant change was a non-recurring $55.0 million pre-tax contribution expense related to our contribution to the Third Federal Foundation made in the same quarter of the prior year in connection with our initial public offering.

Marketing expenses increased $172 thousand, or 5%, to $3.5 million in the current quarter from $3.4 million when compared to the quarter ended June 30, 2007, due primarily to new programs undertaken to promote our equity line of credit product.

Federal insurance premiums increased $1.4 million to $2.0 million in the current quarter from $591 thousand in the same quarter of the prior year. The use of available credits in the same quarter of the prior year kept the premiums paid lower when compared to the current quarter.

State franchise tax increased $816 thousand, or 97%, in the current quarter to $1.7 million from $841 thousand in the same quarter last year. State franchise tax in Ohio, where our principle subsidiary operates, is calculated based on equity. Equity increased significantly as a result of the initial public stock offering and as a result our franchise tax liability to Ohio doubled.

Other operating expenses increased $3.5 million, or 60%, to $9.3 million in the current quarter from $5.8 million the quarter ended June 30, 2007. Of the changes in this category, the largest was an increase of $1.4 million in the provision for mortgage reinsurance claims at our captive insurance subsidiary when compared to the same quarter ended last year. The increase in the provision for mortgage reinsurance claims is due to projections for increased future claims payments driven by a worsening housing market. In addition, the current quarter experienced an increase of $1.2 million in disposition costs and losses associated with real estate owned parcels, another side effect of the worsening housing market. Other changes include a $534 thousand increase in professional services related to being a public company and a $515 thousand decrease associated with the minority interests in subsidiaries of Third Capital Associates.

Income Tax Expense. The provision for income taxes was $4.1 million in the current quarter compared to a $6.5 million benefit for the quarter ended June 30, 2007, reflecting a $34.7 million increase in pre-tax income between the two periods. The provision for the current quarter included $3.6 million of federal income tax provision and $600 thousand of state income tax provision. The $6.5 million benefit provision for income taxes for the prior quarter includes a $65 thousand provision for state income tax. The state income tax provision is subtracted from income before income taxes when calculating the federal income tax provision. Our effective federal tax rate was 34.4% for the current quarter as compared to 27.5% for the quarter ended June 30, 2007. Our provision for income taxes in the current quarter adjusts our cumulative income tax expense in accordance with our expectations for the full fiscal year. Our current estimate for the fiscal year ending September 30, 2008, is that our federal effective income tax rate will be 34.1%. Our effective tax rate is below the federal statutory rate because of our ownership of bank-owned life insurance. Our federal effective rate was higher (a lower benefit in this case) than the federal statutory rate in the 2007 quarter because we established a deferred tax valuation allowance related to our charitable contribution deduction carryforward which arose in connection with our $55 million contribution to establish the Third Federal Foundation.

Comparison of Operating Results for the Nine Months Ended June 30, 2008 and 2007

Average balances and yields. The following table sets forth average balances, average yields and costs, and certain other information at and for the periods indicated. No tax-equivalent yield adjustments were made, as the effects thereof were not material. All average balances for the current fiscal year are daily average balances while the prior fiscal year average balances are monthly average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense.

	Nine Months Ended June 30, 2008				Nine Months Ended June 30, 2007
	Average Balance	Interest Income/ Expense		Yield/ Cost (1)	Average Balance	Interest Income/ Expense		Yield/ Cost (1)
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold	$515,548	$14,480		3.74%	$684,692	$26,898		5.24%
Other interest-bearing cash equivalents	53,294	1,522		3.81%	15,204	591		5.18%
Investment securities	44,972	1,205		3.57%	52,027	1,548		3.97%
Mortgage-backed securities	892,649	33,679		5.03%	327,618	13,059		5.31%
Loans	8,526,432	363,713		5.69%	7,680,778	347,653		6.04%
Federal Home Loan Bank stock	34,383	1,525		5.91%	58,368	2,618		5.98%

Total interest-earning assets	10,067,278	416,124		5.51%	8,818,687	392,367		5.93%

Noninterest-earning assets	347,824				335,880

Total assets	$10,415,102				$9,154,567

Interest-bearing liabilities:
NOW accounts	$1,323,877	25,847		2.60%	$1,661,553	50,948		4.09%
Savings & subscription proceeds	1,258,262	29,856		3.16%	560,322	8,306		1.98%
Certificates of deposit	5,608,577	198,069		4.71%	5,462,386	190,961		4.66%
Borrowed funds	1,190	19		2.13%	25,104	933		4.96%

Total interest-bearing liabilities	8,191,906	253,791		4.13%	7,709,365	251,148		4.34%

Noninterest-bearing liabilities	207,338				157,987

Total liabilities	8,399,244				7,867,352
Shareholders’ equity	2,015,858				1,287,215

Total liabilities and shareholders’ equity	$10,415,102				$9,154,567

Net interest income		$162,333				$141,219

Interest rate spread (2)				1.38%				1.59%

Net interest-earning assets (3)	$1,875,372				$1,109,322

Net interest margin (4)		2.15	% (1)			2.14	% (1)

Average interest-earning assets to average interest-bearing liabilities	122.89%				114.39%

Selected performance ratios:
Return on average assets		0.52	% (1)			0.15	% (1)
Return on average equity		2.67	% (1)			1.09	% (1)
Average equity to average assets		19.36%				14.06%

(1)	Annualized
(2)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by total interest-earning assets.

General. Net income increased $29.9 million to $40.4 million in the nine months ended June 30, 2008 as compared to $10.6 million in the nine months ended June 30, 2007. This increase is attributed primarily to a non-recurring $55 million pre-tax contribution expense in the prior year related to the formation of the Third Federal Foundation.

Interest Income. Interest income increased $23.8 million, or 6%, to $416.1 million in the nine months ended June 30, 2008 from $392.4 million for same period in the prior fiscal year. The increase in interest income resulted from increases in interest income on loans and mortgage-backed securities partially offset by a decrease in interest income on federal funds.

Interest income on federal funds sold was $14.5 million for the current nine-month period in fiscal year 2008, compared to $26.9 million for the same period in the prior year. The decrease resulted from (1) a $169.1 million decrease in the average balance to $515.5 million from $684.7 million for the same period of the prior year and (2) lower market yields which were led by the actions of the Federal Reserve’s Open Market Committee, which lowered its federal funds target rate through a series of adjustments beginning in September 2007 and continuing through April 2008. The average yield on federal funds sold decreased 150 basis points to 3.74% compared to 5.24%. The lower average balance of federal funds reflects our deployment of lower yielding federal funds into higher yielding loan products and securities.

Interest income on mortgage-backed securities increased $20.6 million, to $33.7 million from $13.1 million for the same period in the prior fiscal year. The average balance of mortgage-backed securities increased $565 million to $892.6 million from $327.6 million for the same period in the prior year. The increase in the average balance resulted from reinvestment of the proceeds from our public stock offering. The average yield on mortgage-backed securities decreased 28 basis points to 5.03% compared to 5.31% for the same period of the prior fiscal year.

Interest income on loans increased $16.1 million, or 5%, to $363.7 million from $347.7 million when compared to the same nine-month period of the prior fiscal year. The increase can be attributed to a $845.7 million increase in the average balance of loans to $8.53 billion when compared to $7.68 billion for the same period in the prior fiscal year as we have deployed cash balances of federal funds into higher yielding loan products. This increase was partially offset by a 35 basis point decrease in the current nine-month period yield to 5.69% from 6.04% for the same period of the prior fiscal year.

Interest income on Federal Home Loan Bank stock decreased $1.1 million to $1.5 million in the current nine-month period in fiscal year 2008 when compared to $2.6 million for same period in the prior year. The average balance of Federal Home Loan Bank stock was $34.4 million, compared to $58.4 million for the same period of the prior year. The $24.0 million decrease in Federal Home Loan Bank stock was the result of a redemption of excess shares in March 2007.

Interest Expense. Interest expense increased $2.6 million, or 1%, to $253.8 million in the current nine-month period in fiscal year 2008 from $251.1 million for the same period of the prior year. The increase in interest expense resulted from increases in interest expense on savings accounts and certificate of deposit accounts and was partially offset by a decrease in interest expense on NOW accounts.

Interest expense on NOW accounts decreased $25.1 million, or 49%, to $25.8 million from $50.9 million for the same period in the prior year. The decrease was caused by a 149 basis point decrease in the average rate we paid on NOW accounts to 2.60% from 4.09% for the same period in the prior year. We decreased rates on deposits in response to decreases in short-term market interest rates. In addition, the average balance of NOW accounts decreased $337.7 million, or 20%, to $1.3 billion from $1.7 billion for the same period of the prior year as many customers converted their accounts to our new high-yield savings products.

Interest expense on savings accounts increased $21.6 million, to $29.9 million in the current nine-month period in fiscal year 2008 from $8.3 million for the same period in the prior year. The increase was caused by a 118 basis point increase in the average rate we paid on these accounts to 3.16% from 1.98% for the same period in the prior year in addition to a $697.9 million increase in the average balance of these accounts to $1.3 billion from $560 million, respectively, for the same time periods. The increases in both average rate and average balance resulted primarily from the introduction in early March 2007 of a new high-yield savings account that offers depositors a competitive yield.

Interest expense on certificates of deposit increased $7.1 million, or 4%, to $198.1 million in the current nine-month period in fiscal year 2008 from $191 million for same period in the prior year. The increase is attributed to the combination of (1) a $146.2 million increase in the average balance to $5.6 billion from $5.5 billion for the same period in the prior year; and (2) a five basis point increase in the average rate we paid on certificates of deposit to 4.71% from 4.66%. We increased rates on these deposits, despite the decline in short-term interest rates, in response to increases in rates paid by our competition on short-term certificates of deposit.

Interest expense on Federal Home Loan Bank advances decreased $914 thousand to $19 thousand in the current nine-month period in fiscal year 2008 from $933 thousand from the same period of the prior year. The average balance decreased $23.9 million to $1.2 million compared to balance of $25.1 million for the same period in the prior year. This decrease is attributed to the repayment of a Federal Home Loan Bank advance in July 2007. We began to borrow from the Federal Home Loan Bank in the current quarter and expect to continue to borrow through the remainder of the current fiscal year.

Net Interest Income. Net interest income increased by $21.1 million, or 15%, to $162.3 million in the current nine-month period in fiscal year 2008 from $141.2 million for the same period in the prior year. While net interest income increased during the period, we nevertheless experienced a further compression of our interest rate spread, which decreased 21 basis points to 1.38% from 1.59%. Our net interest margin increased one basis point to 2.15% from 2.14. Net interest-earning assets increased $766.1 million, to $1.9 billion from $1.1 billion primarily reflecting the beneficial impact of our April 2007 initial public offering.

Provision for Loan Losses. We recorded a provision for loan losses of $25.5 million for the nine months ended June 30, 2008 and a provision of $6.4 million for the nine months ended June 30, 2007. The provision for loan losses recorded for the nine months ended June 30, 2008 included $12.0 million related to the expanded loan level evaluation of our equity lines of credit which were delinquent 90 or more days. The provisions recorded exceeded net chargeoffs of $8.4 million and $3.2 million for the nine months ended June 30, 2008 and 2007, respectively. We expect that, as the equity lines of credit that were the subject of our expanded evaluation are resolved, we will realize an increase in net charge-offs that will be applied against the allowance. The allowance for loan losses was $42.2 million, or 0.47% of total loans receivable at June 30, 2008, compared to $25.1 million, or 0.31% of total loans receivable, at September 30, 2007, and further compares to $23.8 million or 0.30% of total loans receivable at June 30, 2007. We increased the allowance for loan losses to address the increased risk related to an increase in non-performing loans and in response to the results of our expanded evaluation of equity lines of credit delinquent 90 days or more as of June 30, 2008. Non-performing loans increased by $35.9 million to $149.4 million, or 1.66% of total loans, at June 30, 2008 from $113.5 million, or 1.39% of total loans, at September 30, 2007, and increased by $53.6 million compared to $95.8 million, or 1.22% of total loans, at June 30, 2007.

Of the $35.9 million increase in non-performing loans from September 30, 2007 to June 30, 2008, $13.1 million occurred in our residential, non-Home Today portfolio and $19.8 million occurred in our equity loans and lines of credit portfolio. The increase in our residential, non-Home Today portfolio was general in nature and reflective of the progressive deterioration of general market conditions with specific negative implications in the housing markets of our primary geographic operating areas. While this increase is noteworthy, as a percentage of the balance of our non-Home Today portfolio, the aggregate non-performing loan balance of $34.9 million is 0.55% which, to the best of our belief, compares favorably with peer industry averages.

Non-performing equity loans and lines of credit increased $19.8 million, or 62%, during the nine-month period ended June 30, 2008. As of June 30, 2008, our equity loans and lines of credit portfolio was $2.27 billion, compared to $1.87 billion at September 30, 2007. We believe the increase in non-performing equity loans and lines of credit is, on a relative basis, of greater concern than the non-Home Today loans as these credits generally hold subordinated positions and accordingly, represent a higher level of risk. Expressed as a percentage of the equity loans and lines portfolio, the non-performing balances were 2.26% at June 30, 2008, up from 1.68% at September 30, 2007 and up from 1.39% at June 30, 2007. In light of worsening housing market in our primary geographic markets and the continued deterioration of our portfolio delinquency statistics as of June 30, 2008, we conducted an expanded loan level evaluation of our equity lines of credit which were delinquent 90 days or more and, as a result, added $12.0 million to our allowance for loan losses. We will continue to closely monitor the loss performance of this category.

Non-performing loans in our affordable housing program, Home Today, increased $1.5 million during the nine-month period ended June 30, 2008. This increase has been taken into account in determining our provision for loan losses. As of June 30, 2008, we had $305.6 million of loans outstanding that were originated through our Home Today program, compared to $304.0 million, at September 30, 2007.

We used the same general methodology in assessing the allowance at the end of the nine-month periods, and enhanced the evaluation through the expanded loan level evaluation of our equity lines of credit which were delinquent 90 or more days as of June 30, 2008. We believe we have recorded all losses that are both probable and reasonable to estimate for the nine months ended June 30, 2008 and 2007.

Non-Interest Income. Non-interest income decreased $2.0 million to $35.7 million in the current nine-month period ended June 30, 2008 from $37.7 million for the same period in the prior year. We had a net gain on the sales of loans of $3.3 million in the current nine-month period ended June 30, 2008 compared to a net loss from such sales of $995 thousand for the same period in the prior year. Other changes in non-interest income are the result of a $3.2 million gain recognized in the same period of the prior year in connection with the sale of a commercial office building by Hazelemere. Rental income for the current quarter decreased $1.3 million as a result of the sale of the aforementioned office building. We also experienced a decrease of $1.1 million due to the reduction in rebates from our official check provider in the current period when compared to the same period in the prior year. Additionally, net income on private equity investments decreased $1.3 million to $3.2 million from $4.5 million for the same period in the prior year, which is attributed to the liquidation of investments.

Non-Interest Expense. Non-interest expense decreased $45.4 million to $109.5 million for the nine-month period ending June 30, 2008 from $154.9 million for the same period of the prior year. The decrease was caused by the non-recurring $55 million, pre-tax contribution expense related to our contribution to the Third Federal Foundation made in the prior year in connection with our initial public offering.

Marketing expenses increased $523 thousand, or 5%, to $10.6 million from $10.1 million for the same period of the prior year, due primarily to programs undertaken to promote our equity line of credit product.

Federal insurance premiums increased $1.5 million to $3.3 million in the current nine-month period ended June 30, 2008 from $1.7 million in the same period of the prior year. The use of available credits in the prior year kept the premiums paid lower when compared to the current period.

State franchise tax increased $1.4 million, or 52% to $4 million from $2.7 million in the same period last year. State franchise tax in Ohio, where our principal subsidiary operates, is calculated based on equity. Equity increased significantly as a result of the initial public stock offering and as a result our franchise tax liability increased.

Other operating expenses increased $6.5 million, or 39%, to $23.3 million from $16.8 million for the same nine-month period ended June 30, 2007. Of the changes in this category, the largest was an increase of $2.6 million in disposition costs and losses associated with real estate owned parcels, followed by an increase of $1.6 million in the provision for mortgage reinsurance claims at our captive insurance subsidiary. Additionally, costs associated with being a public company increased $1.3 million while the cost of originating loans increased $676 thousand.

Income Tax Expense. The provision for income taxes was $22.7 million for the nine months ended June 30, 2008, compared to $7.1 million for the same period in the prior fiscal year, reflecting a $45.4 million increase in pre-tax income between the two periods. The provision for the nine months ended June 30, 2008 included $20.9 million of federal income tax provision and $1.7 million of state income tax provision. The provision for income taxes for the nine months ended June 30, 2007 includes a $225 thousand provision for state income tax. The state income tax provision is subtracted from income before income taxes when calculating the federal income tax provision. Our effective federal tax rate was 34.1% for the nine months ended June 30, 2008 as compared to 39.5% for the nine months ended June 30, 2007. Our federal effective tax rate is below the federal statutory rate in 2008 because of our ownership of bank-owned life insurance. Our federal effective tax rate was higher than the federal statutory rate in 2007 because we established a deferred tax asset valuation allowance related to the utilization of our charitable contribution deduction carryforward which arose in connection with our $55.0 million contribution to establish the Third Federal Foundation

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan sales and securitizations, loan repayments, advances from the Federal Home Loan Bank of Cincinnati, and maturities and sales of securities. In addition, we have the ability to collateralize borrowings in the wholesale markets. Of course, during the prior year, access to the equity capital markets had a dramatic impact on our liquidity as evidenced by the $886 million of net proceeds from our stock offering. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We seek to maintain a minimum liquidity ratio (which we compute as the sum of cash and cash equivalents plus unpledged investment securities for which ready markets exist, divided by total assets) of 2% or greater. For the nine-month period ended June 30, 2008, our liquidity ratio averaged 13.92%. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2008.

We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities and the objectives of our asset/liability management program.

Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2008, cash and cash equivalents totaled $99.7 million. Because we originate a significant amount of loans that qualify for sale in the secondary market, our loans held for sale represent highly liquid assets. At June 30, 2008, we had $63.3 million of loans classified as held for sale. During the nine-month period ended June 30, 2008, we sold $679.6 million of long-term, fixed rate loans. Investment securities classified as available-for-sale, which provide additional sources of liquidity, totaled $32.2 million at June 30, 2008

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows (unaudited) included in our Unaudited Interim Consolidated Financial Statements.

At June 30, 2008, we had $345.8 million in loan commitments outstanding. In addition to commitments to originate loans, we had $2.38 billion in unused lines of credit to borrowers. Certificates of deposit due within one year of June 30, 2008 totaled $3.39 billion, or 41.9% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, other deposit products, including certificates of deposit, Federal Home Loan Bank advances, or other collateralized borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2009. We believe, however, based on past experience, that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity is originating residential mortgage loans. During the nine-month period ended June 30, 2008, we originated $1.57 billion of loans, and during the same period in the prior year, we originated $1.27 billion of loans. We purchased $230.8 million of securities during the nine-month period ended June 30, 2008, and purchased $630.5 million of securities during the same period in the prior year.

Financing activities consist primarily of activity in deposit accounts and, to a lesser extent, Federal Home Loan Bank advances. In the current nine-month period we experienced a net decrease in total deposits of $40.9 million compared to a net increase of $420.1 million for the same period in the prior year. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

On February 11, 2008, the Board of Directors authorized the repurchase of up to 15,800,000 shares, or approximately 15% of the Company’s outstanding common stock (excluding common stock held by Third Federal Savings, MHC) to be carried out at the direction of the Company, through open market purchases, block trades, and in privately negotiated transactions approved by the Board of Directors or any committee thereof. The stock may be repurchased on an ongoing basis and will be subject to availability of stock, general market conditions, the trading price of the stock, alternative uses for capital and the Company’s financial performance. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. As of June 30, 2008 the Company had purchased 5,683,000 shares at a cost of $69.3 million leaving 10,117,000 shares remaining to be purchased.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Cincinnati, which provide an additional source of funds. During the nine months ended June 30, 2008, we had average outstanding advances with the Federal Home Loan Bank of Cincinnati of $1.2 million as compared to $25.1 million for the same period ended June 30, 2007. At June 30, 2008, our maximum borrowing capacity with the Federal Home Loan Bank, calculated under the most restrictive measure was $857.1 million.

Third Federal Savings and Loan is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2008, Third Federal Savings and Loan exceeded all regulatory capital requirements. Third Federal Savings and Loan is considered “well capitalized” under regulatory guidelines.

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

As of June 30, 2008 the Association exceeded all regulatory requirements to be considered “Well Capitalized” as presented in the table below.

	Actual		Required
	Amount	Ratio	Amount	Ratio
Total Capital to Risk Weighted Assets	$1,407,114	19.70%	$714,273	10.00%
Core Capital to Adjusted Tangible Assets	1,377,853	13.37	515,468	5.00
Tangible Capital to Tangible Assets	1,377,853	13.37	N/A	N/A
Tier 1 Capital to Risk-Weighted Assets	1,377,853	19.29	428,564	6.00

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

We have sought to manage our interest rate risk in order to control the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset-liability management, we currently use the following strategies to manage our interest rate risk:

(i)	securitizing and selling long-term, fixed-rate one- to four-family residential real estate mortgage loans;

(ii)	actively marketing adjustable-rate loans, with a focus on equity lines of credit;

(iii)	lengthening the weighted average remaining term of major funding sources, primarily by offering attractive interest rates on deposit products;

(iv)	investing in shorter- to medium-term securities; and

(v)	maintaining high levels of capital.

We sold $679.6 million of loans during the nine-month period ended June 30, 2008. All of the loans sold were long-term, fixed-rate loans. We effected these sales to improve our interest rate risk position in the event of increases in market interest rates.

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

Net Portfolio Value. The Office of Thrift Supervision (OTS) requires the computation of amounts by which the net present value of an institution’s cash flow from assets, liabilities and off balance sheet items (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates. The OTS provides all institutions that file a Consolidated Maturity/Rate Schedule as a part of their quarterly Thrift Financial Report with an interest rate sensitivity report of NPV. The OTS simulation model uses a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of NPV. The OTS model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumption that instantaneous changes (measured in basis points) occur at all maturities along the United States Treasury yield curve. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 2% to 3% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. On a quarterly basis the OTS provides us the results of the interest rate sensitivity model, which is based on information we provide to the OTS to estimate the sensitivity of our NPV. The OTS calculations of the estimated changes in NPV of the Association as of June 30, 2008 are not currently available.

The following table presents our internal calculations of the estimated changes in the Association’s NPV at June 30, 2008 that would result from the designated instantaneous changes in the United States Treasury yield curve.

Change in Interest Rates (basis points) (1)	Estimated NPV (2)	Estimated Increase (Decrease) in NPV		NPV as a Percentage of Present Value of Assets (3)
				NPV Ratio (4)	Increase (Decrease) (basis points)
		Amount	Percent
	(Dollars in thousands)
+300	$1,056,743	(624,382)	-37%	10.81%	-508
+200	$1,260,178	(420,947)	-25%	12.56%	-333
+100	$1,490,261	(190,864)	-11%	14.43%	-146
—	$1,681,125	—	—	15.89%	—
-100	$1,729,521	48,396	3%	16.16%	27
-200	$1,656,340	(24,785)	-1%	15.47%	-42

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

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

Additionally, both the estimates prepared by the OTS as well as our internal estimates are significantly impacted by the numerous assumptions used in preparing the interest rate risk calculations. In general, the assumptions used by the OTS are, by necessity, more generic as their modeling framework must fit and be adaptable to all institutions subject to its regulation. Our internal model is tailored specifically to our organization, which we believe improves the accuracy of our internally prepared NPV estimates.

Net Interest Income. In addition to NPV calculations, we analyze the Association’s sensitivity to changes in interest rates through our internal net interest income model. Net interest income is the difference between the interest income earned on interest-earning assets, such as loans and securities, and the interest paid on interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what the Association’s net interest income would be for a twelve-month period using OTS Pricing Tables for assumptions such as loan prepayment rates and deposit decay rates, and the Bloomberg forward yield curve for assumptions as to projected interest rates. We then calculate what the net interest income would be for the same period in the event of an instantaneous 200 basis point increase in market interest rates. As of June 30, 2008, we estimated that the Association’s net interest income for the twelve months ending June 30, 2009 would decrease by 19% in the event of an instantaneous 200 basis point increase in market interest rates.

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

On June 13, 2006, Dr. Gary Greenspan filed a putative class action lawsuit against Third Federal, captioned Gary A. Greenspan v. Third Federal Savings & Loan, Case No. CV 06 593882 in the Cuyahoga County, Ohio Court of Common Pleas. The plaintiff sought to represent a class of Ohio residents in connection with mortgage loans that the Company provided to the plaintiff and the putative class members. The plaintiff alleges that the Company impermissibly charged a “document preparation fee” that included the cost of preparing legal documents in connection with the mortgages. The plaintiff alleges that the Company should disgorge the document preparation fee because the document preparation constituted the practice of law and was performed by Company employees who are not licensed to practice law in Ohio. The plaintiff sought to certify a class of individuals who were charged such a fee “anytime after June 13, 2001.” The Company vigorously disputes these allegations.

The Company answered the plaintiff’s complaint and moved for judgment on the pleadings. The trial court granted the Company’s motion and dismissed the action. The plaintiff appealed to the Eight District Court of Appeals. On June 25, 2008, the appellate court reversed the trial court’s dismissal of the plaintiff’s complaint as to claims arising before September 15, 2004, the date that the relevant statute was amended to expressly give the Ohio Supreme Court exclusive jurisdiction over claims for the unauthorized practice of law. The Company will be appealing the Eighth District Court of Appeals’ decision to the Ohio Supreme Court. Consequently, we are unable to predict an outcome, favorable or unfavorable, to the Company or to estimate the amount or range of any potential loss.

Item 1A.	Risk Factors

There have been no material changes in the “Risk Factors” disclosed in the Holding Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 21, 2007 (file no. 001-33390).

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table summarizes our stock repurchase activity during the three months ended June 30, 2008. The repurchase plan of 15,800,000 shares was announced on February 11, 2008. The plan has no expiration date and had 10,117,000 shares remaining to be purchased as of June 30, 2008. The Company intends to purchase shares on an ongoing basis, and purchases will be subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses of capital, and our financial performance. Repurchased shares will be held as treasury stock and be available for general corporate use.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plan
April 1, 2008 through April 30, 2008	864,500	$12.05	864,500	14,935,500
May 1, 2008 through May 31, 2008	2,238,500	12.30	2,238,500	12,697,000
June 1, 2008 through June 30, 2008	2,580,000	12.16	2,580,000	10,117,000

Total	5,683,000	$12.20	5,683,000

(1)	All shares were purchased in open market transactions pursuant to the repurchase plan.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

At a Special Meeting of the Shareholders held May 29, 2008, two matters were presented to shareholders. Shareholders approved our 2008 Equity Incentive Plan and our Management Incentive Compensation Plan. The votes cast as to each matter are set forth below:

	For	Against	Abstain
Approval of 2008 Equity Incentive Plan	288,386,923	5,631,449	561,768
Approval of Management Incentive Compensation Plan	288,116,990	5,822,253	640,897

Item 5.	Other Information

Not applicable

Item 6.

(a) Exhibits

31.1	Certification of chief executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of chief financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32	Certification of chief executive officer and chief financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TFS Financial Corporation

Dated: August 8, 2008	/s/ Marc A. Stefanski
Marc A. Stefanski
Chairman of the Board, President and Chief Executive Officer

Dated: August 8, 2008	/s/ David S. Huffman
David S. Huffman
Chief Financial Officer