Form 10-K
period 2008-09-30
TFS Financial CORP
filed 2008-11-26
CIK 1381668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

or

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐.

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

At November 18, 2008 there were 312,042,600 shares of the Registrant’s common stock, par value $0.01 per share, outstanding, of which 227,119,132 shares, or 72.78% of the Registrant’s common stock, were held by Third Federal Savings & Loan Association of Cleveland, MHC, the Registrant’s mutual holding company.

DOCUMENTS INCORPORATED BY REFERENCE (to the Extent Indicated Herein)

Portions of the registrant’s Proxy Statement for the 2009 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

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

These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following important factors that could affect the actual outcome of future events:

•	significantly increased competition among depository and other financial institutions;

•	inflation and changes in the interest rate environment that reduce our interest margins or reduce the fair value of financial instruments;

•	general economic conditions, either nationally or in our market areas, that are worse than expected;

•	decreased demand for our products and services and lower revenue and earnings because of a recession;

•	adverse changes and volatility in the securities markets;

•	adverse changes and volatility in credit markets;

•	legislative or regulatory changes that adversely affect our business;

•	our ability to enter new markets successfully and take advantage of growth opportunities, and the possible short-term dilutive effect of potential acquisitions or de novo branches, if any;

•	changes in consumer spending, borrowing and savings habits;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board and the Public Company Accounting Oversight Board;

•	future adverse developments concerning Fannie Mae or Freddie Mac;

•	changes in monetary and fiscal policy of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board;

•	changes in policy and/or assessment rates of taxing authorities that adversely affect us;

•	inability of third-party providers to perform their obligations to us;

•	changes in our organization, compensation and benefit plans; and

•	the strength or weakness of the real estate markets and of the consumer and commercial credit sectors and its impact on the credit quality of our loans and other assets.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. Please see Item 1A. Risk Factors, for a discussion of certain risks related to our business.

TFS FINANCIAL CORPORATION

TFS Financial Corporation (“we” “us” “our” or the “Company”) was organized in 1997 as the mid-tier stock holding company for Third Federal Savings and Loan Association of Cleveland (Third Federal Savings and Loan or the Association). We completed our initial public stock offering on April 20, 2007 and issued 100,199,618 shares of common stock, or 30.16% of our post-offering outstanding common stock, to subscribers in the offering. Additionally, at the time of the public offering, 5,000,000 shares of our common stock, or 1.50% of our outstanding shares, were issued to our newly formed charitable foundation, Third Federal Foundation (the Foundation). Third Federal Savings and Loan Association of Cleveland, MHC (Third Federal Savings, MHC), our mutual holding company parent, holds the remainder of our outstanding common stock (227,119,132 shares). Net proceeds from our initial public stock offering were approximately $886 million and reflected the costs we incurred in completing the offering as well as a $106.5 million loan to the Third Federal Employee Stock Ownership Plan related to its acquisition of shares in the initial public stock offering. In February 2008, the Company’s board of directors authorized a stock repurchase program totaling 15.8 million shares. A second repurchase program was authorized in September 2008 for 5.0 million shares, commencing immediately following completion of the first repurchase program. Through September 30, 2008, approximately 16.1 million shares had been repurchased at a total cost of $192.7 million.

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

THIRD CAPITAL, INC.

Third Capital, Inc. is a Delaware corporation that was organized in 1998 as our wholly-owned subsidiary. At September 30, 2008, Third Capital, Inc. had consolidated assets of $78.4 million, and for the fiscal year ended September 30, 2008, Third Capital, Inc. had consolidated net income of $2.1 million. Third Capital, Inc. has no separate operations other than as the holding company for its operating subsidiaries, and as a minority investor or partner in other entities including minority investments in private equity funds. The following is a description of the entities, other than the private equity funds, in which Third Capital, Inc. is the owner, an investor or a partner.

Hazelmere Investment Group I, Ltd. and Hazelmere of California Limited Partnership. These entities engage in net lease transactions of commercial buildings in targeted United States markets. Third Capital, Inc. is a partner of each of these entities, receives a preferred return on amounts contributed to acquire investment properties and has a 70% ownership interest in remaining earnings. James Gascoigne, a director of the Company, indirectly owns or controls the majority of the remaining 30% ownership interest of these entities. Overall, the Hazelmere entities had pre-tax income of $1.5 million during fiscal 2008.

Third Cap Associates, Inc. This corporation also maintains minority investments in private equity funds, and owns between 49% and 60% of two title agencies that provide escrow and settlement services in the State of Ohio, primarily to customers of Third Federal Savings and Loan. For the fiscal year ended September 30, 2008, Third Cap Associates, Inc. recorded net income of $2.5 million.

Third Capital Mortgage Insurance Company. This Vermont corporation reinsures private mortgage insurance on residential mortgage loans originated by Third Federal Savings and Loan. For the fiscal year ended September 30, 2008, Third Capital Mortgage Insurance Company incurred a net loss of $2.2 million.

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

The Association’s website address is www.thirdfederal.com. Filings of the Company made with the Securities and Exchange Commission are available for free on the Association’s website. Information on that website is not and should not be considered a part of this document.

Market Area

Third Federal Savings and Loan conducts its operations from its main office in Cleveland, Ohio, and from 37 additional, full-service branches and eight loan production offices located throughout the states of Ohio and Florida. In Ohio, the Association’s 23 full-service offices are located in the northeast Ohio counties of Cuyahoga, Lake, Lorain, Medina and Summit, four loan production offices are located in the central Ohio county of Franklin (Columbus, Ohio) and four loan production offices are located in the southern Ohio county of Hamilton (Cincinnati, Ohio). In Florida, 15 full-service branches are located in the counties of Pasco, Pinellas, Hillsboro, Sarasota, Lee, Collier, Miami-Dade, Palm Beach and Broward. The economies and housing markets in Ohio and Florida have been seriously impacted by the current economic downturn. Both states have experienced dramatic increases in foreclosures and reductions in employment rates and housing values. The depressed housing market and employment uncertainties have created an aura of pessimism and apprehension, and are manifested in suppressed consumer housing demand. Additionally, a number of troubled financial institutions, both national and regional, that compete in our markets have targeted retail deposit gathering as an alternative funding source as the wholesale funding markets that they previously utilized have either ceased to function or have imposed punitive pricing parameters. Faced with the alternative of high wholesale funding costs, these institutions have pursued retail deposit gathering and significantly increased their interest rates paid to depositors. The combination of reduced demand by borrowers and higher rates paid to depositors has created an increasingly competitive marketplace that could adversely affect future operating results.

The Association also provides savings products in all 50 states and offers secured lines of credit in 20 states through its internet site.

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

The majority of the Association’s deposits are held in its offices located in Cuyahoga County, Ohio. As of June 30, 2008 (the latest date for which information is publicly available), the Association had $4.67 billion of deposits in Cuyahoga County, and ranked third among all financial institutions with offices in the county in terms of deposits, with a market share of 8.92%. As of that date, the Association had $5.71 billion of deposits in the State of Ohio, and ranked 9th among all financial institutions in the state in terms of deposits, with a market share of 2.51%. As of June 30, 2008, the Association had $2.56 billion of deposits in the State of Florida, and ranked 22nd among all financial institutions in terms of deposits, with a market share of 0.67%.

From January 2008 through September 2008, the Association had the largest market share of conventional purchase mortgage loans originated in Cuyahoga County, Ohio. For the same period, it also had the largest market share of conventional purchase mortgage loans originated in four of the largest northeast Ohio counties. In addition, based on the same statistic, the Association has consistently been one of the six largest lenders in Franklin County (Columbus, Ohio) and Hamilton County (Cincinnati, Ohio) since it entered those markets in 1999.

The Association’s primary strategy for increasing and retaining its customer base is to offer competitive deposit and loan rates and other product features, delivered with exceptional customer service, in each of the markets it serves.

We rely on our 70 year history of serving our customers and the communities in which we operate, our high capital levels, and liquidity alternatives to maintain and nurture customer and marketplace confidence. Our high capital ratio continues to reflect the beneficial impact of our April 2007 initial public offering, which raised net proceeds of $886 million. At September 30, 2008, our ratio of shareholders’ equity to total assets was 17.1%. Our liquidity alternatives include management and monitoring of the level of liquid assets held in our portfolio as well as the maintenance of alternative wholesale funding sources. At September 30, 2008, our liquidity ratio was 8.93% and we had the ability to immediately borrow an additional $499.8 million from the Federal Home Loan Bank of Cincinnati (FHLB of Cincinnati) under existing credit arrangements. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources.”

In many respects, nurturing customer and marketplace confidence is as much an art as it is a science. To address this, we continue to utilize a multifaceted approach that supports our efforts in several different ways. First, we provide thorough and timely information to all of our associates so as to prepare them for their day-to-day interactions with customers and other individuals who are not part of the Company. We believe that it is important that our customers and others sense the comfort level and confidence of our associates throughout their dealings. Second, we encourage our management team to maintain a presence and to be available in our branches and other areas of customer contact, so as to provide more opportunities for informal contact and interaction with our customers and community members. Third, our CEO remains accessible to both local and national media, as a spokesman for our institution as well as an observer and interpreter of financial marketplace situations and events. Fourth, we periodically include advertisements in local newspapers that display our strong capital levels and history of service. We also continue to emphasis our traditional tagline—“STRONG * STABLE * SAFE”—in our advertisements and branch displays. Finally, for customers who adhere to the old adage of trust but verify, we refer them to the safety/security rankings of two nationally recognized, independent rating organizations that specialize in the evaluation of financial institutions (each of which have awarded Third Federal Savings with its highest rating).

Lending Activities

The Association’s principal lending activity is the origination of first mortgage loans to purchase or refinance residential real estate. Its current policies generally provide that it will maintain between 40% and 70% of its assets in fixed-rate, residential real estate, first mortgage loans and up to 20% of its assets in adjustable-rate, residential real estate, first mortgage loans, subject to its liquidity levels and the credit demand of its customers. The Association also originates a significant amount of equity loans and equity lines of credit, and, to a lesser extent, residential construction loans. At September 30, 2008, residential real estate mortgage loans totaled $6.70 billion, or 72.0% of our loan portfolio, equity loans and lines of credit totaled $2.49 billion, or 26.7% of our loan portfolio, and residential construction loans totaled $115.3 million, or 1.2% of our loan portfolio.

Loan Portfolio Composition. The following table sets forth the composition of the Association’s loan portfolio, by type of loan at the dates indicated, excluding loans held for sale.

	At September 30,
	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential non-Home Today	$6,399,492	68.7%	$5,842,827	71.5%	$5,278,290	69.4%	$5,257,601	67.5%	$4,572,814	61.9%
Residential Home Today	303,153	3.3	304,046	3.7	285,492	3.8	250,068	3.2	194,715	2.6
Equity loans and lines of credit(1)	2,488,054	26.7	1,867,899	22.8	1,803,900	23.7	1,965,604	25.2	2,301,777	31.1
Construction	115,323	1.2	150,695	1.8	207,634	2.7	270,136	3.5	236,681	3.2
Commercial	—	—	—	—	2,335	0.0	2,383	0.0	3,354	0.0
Consumer loans:
Automobile	1,044	0.0	5,627	0.1	15,676	0.2	33,410	0.4	70,647	1.0
Other	6,555	0.1	9,065	0.1	12,793	0.2	10,847	0.2	11,243	0.2

Total loans receivable	$9,313,621	100.0%	$8,180,159	100.0%	$7,606,120	100.0%	$7,790,049	100.0%	$7,391,231	100.0%

Deferred loan costs (fees)	(14,596)		(19,174)		(18,698)		(22,783)		(16,602)
Loans in process	(46,493)		(62,167)		(89,676)		(127,944)		(114,413)
Allowance for loan losses	(43,796)		(25,111)		(20,705)		(18,601)		(15,080)

Total loans receivable, net	$9,208,736		$8,073,707		$7,477,041		$7,620,721		$7,245,136

(1)	Includes bridge loans.

Loan Portfolio Maturities. The following table summarizes the scheduled repayments of the Association’s loan portfolio at September 30, 2008. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in the fiscal year ending September 30, 2009. Maturities are based on the final contractual payment date and do not reflect the impact of prepayments and scheduled principal amortization.

Due During the Years Ending September 30,	Residential Real Estate		Equity Loans and Lines of Credit(1)	Construction Loans	Automobile Loans	Other Consumer Loans	Total
	Non-Home Today	Home Today
	(In thousands)
2009	$9,584	$1	$39,892	$37,073	$891	$6,072	$93,513
2010	4,205	—	5,334	15,827	153	—	25,519
2011	9,712	—	8,531	—	—	—	18,243
2012 to 2013	56,424	—	31,642	—	—	—	88,066
2014 to 2018	502,981	1,719	89,257	—	—	483	594,440
2019 to 2023	715,843	5,470	295,625	8,208	—	—	1,025,146
2024 and beyond	5,100,743	295,963	2,017,773	54,215	—	—	7,468,694

Total	$6,399,492	$303,153	$2,488,054	$115,323	$1,044	$6,555	$9,313,621

(1)	Includes bridge loans.

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at September 30, 2008 that are contractually due after September 30, 2009.

	Due After September 30, 2009
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
Residential non-Home Today	$5,630,197	$759,711	$6,389,908
Residential Home Today	302,915	237	303,152
Equity Loans and Lines of Credit(1)	203,896	2,244,266	2,448,162
Construction	67,081	11,169	78,250

Consumer Loans:
Automobile	153	—	153
Other	483	—	483

Total	$6,204,725	$3,015,383	$9,220,108

(1)	Includes bridge loans.

Residential Real Estate Mortgage Loans. The Association’s primary lending activity is the origination of residential real estate mortgage loans. At September 30, 2008, $6.70 billion, or 72.0% of its total loan portfolio, consisted of residential real estate mortgage loans. The Association offers conforming and non-conforming, fixed-rate and adjustable-rate residential real estate mortgage loans with maturities of up to 30 years and maximum loan amounts generally of up to $2.0 million, although a substantial portion of real estate mortgage loans are in amounts of $650,000 or less.

The Association currently offers fixed-rate conventional mortgage loans with terms of up to 30 years that are fully amortizing with monthly loan payments, and adjustable-rate mortgage loans that amortize over a period of up to 30 years, provide an initial fixed interest rate for one, three, or five years and then adjust annually. The Association originates fixed-rate mortgage loans with terms of less than 15 years, but at rates applicable to our

15-year loans. It also offers “interest only” loans, where the borrower pays interest for an initial period (one, three or five years), after which the loan converts to a fully amortizing loan. The Association’s Lowest Rate Guarantee program provides that, subject to the terms and conditions of the guarantee program, if a loan applicant finds a lower fixed interest rate on a residential real estate mortgage loan than the rate the Association offers, the Association will offer a lower rate or, after the applicant closes a loan with another lender at the lower interest rate, pay the loan applicant $1,000.

Residential real estate mortgage loans are generally underwritten according to Fannie Mae guidelines, and the Association refers to loans that conform to such guidelines as “conforming loans.” The Association generally originates both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Office of Federal Housing Enterprise Oversight, which is currently $417,000 for single-family homes in most of our lending markets. The Association also originates loans above the lending limit for conforming loans, which the Association refers to as “jumbo loans.” The Association generally underwrites jumbo loans in a manner similar to conforming loans. These jumbo loans are generally eligible for sale to various firms that specialize in purchasing non-conforming loans although activity in the market for jumbo loans has decreased dramatically during 2008. Jumbo loans are not uncommon in the Association’s market areas.

The Association has always considered the promotion of home ownership a primary goal. In that regard, it offers affordable housing programs in all of its market areas. These programs are targeted toward low- and moderate-income home buyers. The Association’s primary program is called Home Today and is described in detail below. Recently, attention has focused on sub-prime lending and its negative effect on borrowers and financial markets alike. Borrowers in the Home Today program are not charged higher fees or interest rates than non-Home Today borrowers. These loans are not interest only or negative amortizing and contain no low initial payment features or adjustable interest rates, features often associated with sub-prime lending. While the credit risk profiles of the Association’s Home Today borrowers are generally higher risk than the credit risk profiles of its non-Home Today borrowers, the Association attempts to mitigate that higher risk through the use of private mortgage insurance and continued pre- and post-purchase counseling. The Association’s philosophy has been to provide borrowers the opportunity for home ownership within their financial means. While the Home Today Program does have a higher risk characteristic, the Association does not classify it as a sub-prime lending program based on the exclusion provided to community development loans in the Office of Thrift Supervision’s Expanded Guidance for Sub-prime Lending.

Through the Association’s Home Today program, the Association originates loans with its standard terms to borrowers who might not otherwise qualify for such loans. To qualify for the Association’s Home Today program, a borrower must complete financial management education and counseling and must be referred to the Association by a sponsoring organization with which the Association has partnered as part of the program. Borrowers must meet a minimum credit score threshold. The Association will originate loans with a loan-to-value ratio of up to 95% through its Home Today program, provided that any loan originated through this program with a loan-to-value ratio in excess of 80% must meet the underwriting criteria mandated by its private mortgage insurance carrier. Because the Association applies less stringent underwriting and credit standards to these loans, loans originated under the Home Today program have greater credit risk than traditional residential real estate mortgage loans. Effective October 2007, the private mortgage insurance carrier that provides coverage for the Home Today loans with loan-to-value ratios in excess of 80% has imposed more restrictive lending requirements that have already decreased the volume of Home Today lending, which we expect will continue through 2009. As of September 30, 2008, the Association had $303.2 million of loans outstanding that were originated through its Home Today program. See “—Non-performing and Problem Assets—Delinquent Loans” for a discussion of the asset quality of this portion of the Association’s loan portfolio.

The Association also originates loans under its High LTV program. These loans have loan-to-value ratios of 90% or greater, and may be as high as 95%. To qualify for this program, the loan applicant must satisfy more stringent underwriting criteria (credit score, income qualification, and other criteria). Borrowers do not obtain private mortgage insurance with respect to these loans. High LTV loans are originated with higher interest rates than the Association’s other residential real estate loans. The higher credit quality of this portion of the Association’s portfolio offsets the risk of not requiring private mortgage insurance. While these loans are not initially covered by private mortgage insurance, the Association has negotiated with a private mortgage insurance carrier a contract under which, at the Association’s option, a pre-determined dollar amount of qualifying loans may be grouped and submitted to the carrier for pooled private mortgage insurance coverage. As of September 30, 2008, the Association had $392.5 million of loans outstanding that were originated through its High LTV program, $340.9 million of which the Association has insured through a mortgage insurance carrier.

For loans with loan-to-value ratios in excess of 80% but lower than 90%, the Association requires either private mortgage insurance or a higher interest rate. For loans with loan-to-value ratios of 90% that are not its High LTV loans, the Association requires private mortgage insurance.

The Association actively monitors its interest rate risk position to determine the desirable level of investment in fixed-rate mortgages. Depending on market interest rates and its capital and liquidity positions, the Association may retain all of its newly originated longer-term fixed-rate residential mortgage loans, the Association may sell all or a portion of such loans in the secondary mortgage market to governmental entities such as Fannie Mae or other purchasers, or the Association may securitize such loans by selling the loans in exchange for mortgage-backed securities. These securities can be sold more readily to meet its liquidity or interest rate risk management needs, and have a lower risk-weight than the underlying loans, which reduces the Association’s regulatory capital requirements. Almost all of the loans that the Association securitizes are fixed-rate mortgage loans.

During the financial market upheaval of 2008, concern arose about the financial health of Fannie Mae and Freddie Mac, the value of their guarantees and therefore the continued existence of the secondary market for mortgage loans upon which the Association relies for liquidity and interest rate risk management. This market was preserved when, in September 2008, the Federal Housing Finance Agency placed Fannie Mae and Freddie Mac into conservatorship. Shortly after taking control, the U.S. Treasury Department established financing agreements to ensure Fannie Mae and Freddie Mac meet their obligations to holders of mortgage-backed securities that they have issued or guaranteed.

During periods of low market interest rates, the Association may sell a substantial portion of its newly originated fixed-rate residential real estate mortgage loans. The Association currently retains the servicing rights on all loans sold in order to generate fee income and reinforce its commitment to customer service. For the fiscal year ended September 30, 2008, the Association received servicing fees related to these servicing rights of $21.5 million. As of September 30, 2008, the principal balance of loans serviced for others totaled $6.93 billion.

The Association currently offers several adjustable-rate mortgage loan products secured by residential properties with interest rates that are fixed for an initial period ranging from one year to five years. The Association also offers adjustable-rate mortgage loans that are fully-amortizing and that provide for the repayment of interest, and not principal (“interest only” loans), during an initial period. After the initial fixed period, the interest rate on adjustable-rate mortgage loans is generally reset every year based upon a contractual spread or margin above the average yield on U.S. Treasury securities, adjusted to a constant maturity of one year, as published weekly by the Federal Reserve Board, subject to periodic and lifetime limitations on interest rate changes. All of its “interest only” loans and its traditional adjustable-rate mortgage loans with initial fixed-rate periods of one, three or five years have initial and periodic caps of two percentage points on interest rate changes, with a cap of six percentage points for the life of the loan. “Interest only” loans are not available for initial fixed periods of more than five years. Previously, the Association offered adjustable-rate mortgage loans with an initial fixed-rate period of seven years. Loans originated under that program have an initial cap of five percentage points on the changes in interest rate, with a two percentage point cap on subsequent changes and a cap of five percentage points for the life of the loan. Many of the borrowers who select adjustable-rate mortgage loans have shorter-term credit needs than those who select long-term, fixed-rate mortgage loans. The Association will permit borrowers to convert adjustable-rate mortgage loans into fixed-rate mortgage loans at no cost to the borrower.

The Association does not offer “Option ARM” loans, where borrowers can pay less than the interest owed on their loan, resulting in an increased principal balance during the life of the loan.

Adjustable-rate mortgage loans generally present different credit risks than fixed-rate mortgage loans primarily because the underlying debt service payments of the borrowers increase as interest rates increase, thereby increasing the potential for default. Interest-only loans present different credit risks than fully amortizing loans, as the principal balance of the loan does not decrease during the interest-only period. As a result, the Association’s exposure to loss of principal in the event of default does not decrease during this period. These adjustable rate, interest only, loans comprise less than 3% of our residential loans and have historically not been popular with consumers during periods of volatile interest rates, such as we expect in the next twelve months.

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

Equity Loans and Equity Lines of Credit. The Association offers equity loans and equity lines of credit, which are primarily secured by a second mortgage on residences. The Association also offers an equity lending product that is secured by a third mortgage; although the Association only originates this loan to borrowers where the Association also holds the second mortgage. At September 30, 2008, equity loans totaled $243.8 million, or 2.6%, of total loans receivable, and equity lines of credit totaled $2.24 billion, or 24.1%, of total loans receivable. Additionally, at September 30, 2008, the unadvanced amounts of equity lines of credit totaled $2.41 billion. The Association’s equity lending products include bridge loans, where a borrower can utilize the existing equity in their current home to fund the purchase of a new home before the current home is sold. As of September 30, 2008, bridge loans totaled $42.0 million, or 0.5% of total loans receivable, which is included in the total for equity loans, above.

The underwriting standards for equity loans and equity lines of credit include an evaluation of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. In the fall of 2007, the combined loan-to-value ratio (first and second mortgage liens) for equity loans and equity lines of credit was reestablished at a limit of 85%, (from a limit of 89.99% that was generally in effect from the spring of 2006 through the fall of 2007). The Association originates its equity loans and equity lines of credit without application fees (except for bridge loans) or borrower-paid closing costs. Equity loans are offered with fixed interest rates, are fully amortizing and have terms of up to 15 years. The Association’s equity lines of credit are offered with adjustable rates of interest indexed to the prime rate, as reported in The Wall Street Journal. The Association’s Lowest Rate Guarantee program provides that, subject to the terms and conditions of the guarantee program, if a loan applicant or current equity line of credit borrower finds and qualifies for a better interest rate on a similar product with another lender, the Association will offer a lower rate or, if they close under the rate and terms presented with respect to the other lender, the Association will pay the loan applicant or borrower $1,000.

Bridge loans are originated for a one-year term, with no prepayment penalties. These loans have fixed interest rates, and are limited to a combined 85% loan-to-value ratio (first and second mortgage liens). The Association charges a closing fee with respect to bridge loans.

Construction Loans. The Association originates construction loans for the purchase of developed lots and for the construction of single-family residences. Construction loans are offered to individuals for the construction of their personal residences by a qualified builder (construction/permanent loans), and to qualified builders (builder loans). At September 30, 2008, construction loans totaled $115.3 million, or 1.2% of total loans receivable. At September 30, 2008, the unadvanced portion of these construction loans totaled $46.5 million.

The Association’s construction/permanent loans generally provide for disbursements to the builder or sub-contractors during the construction phase as work progresses. During the construction phase, the borrower only pays interest on the drawn balance. Upon completion of construction, the loan converts to a permanent amortizing loan without the expense of a second closing. The Association offers construction/permanent loans with fixed or adjustable rates, and a maximum loan-to-completed-appraised value ratio of 95%. At September 30, 2008, the Association’s construction/permanent loans totaled $62.4 million, or 0.7% of total loans receivable.

The Association’s builder loans consist of loans for homes that have been pre-sold as well as loans to developers that build homes before a buyer has been identified. The Association does not make land loans to developers for the acquisition and development of raw land. Construction loans to developers are limited to an 85% loan-to-completed-appraised value ratio for homes that are under contract for purchase and a 75% loan-to-completed-appraised value ratio for loans where no buyer has been identified. The interest rates are based on and adjust with the prime rate of interest, and are for terms of up to two years. As of September 30, 2008, the Association’s builder loans totaled $52.9 million, or 0.6% of total loans receivable.

Before making a commitment to fund a construction loan, the Association requires an appraisal of the property by an independent licensed appraiser. The Association generally also reviews and inspects each property before disbursement of funds during the term of the construction loan.

Construction financing generally involves greater credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction cost proves to be inaccurate, the Association may be required to advance additional funds beyond the amount originally committed in order to protect the value of the property. Moreover, if the estimated value of the completed project proves to be inaccurate, the borrower may hold a property with a value that is insufficient to assure full repayment of the construction loan upon the sale of the property. This is more likely to occur in a recession where home prices are falling, like our current economic environment.

Loan Originations, Purchases, Sales, Participations and Servicing. Lending activities are conducted primarily by the Association’s loan personnel (all of whom are salaried employees) operating at our main and branch office locations and at our loan production offices. All loans that the Association originates are underwritten pursuant to its policies and procedures, which incorporate Fannie Mae underwriting guidelines to the extent applicable. The Association originates both adjustable-rate and fixed-rate loans. Its ability to originate fixed- or adjustable-rate loans is dependent upon the relative customer demand for such loans, which is affected by current market interest rates as well as anticipated future market interest rates. The Association’s loan origination and sales activity may be adversely affected by a rising interest rate environment or economic recession, which typically results in decreased loan demand. Most of the Association’s residential real estate mortgage loan originations are generated by its in-house loan representatives, by referrals from existing or past customers, by referrals from local builders and real estate brokers, from calls to its telephone call center and from the internet. The Association has a relationship with only one mortgage broker, which is affiliated with a national builder. During the fiscal year ended September 30, 2008, the Association originated $53.1 million of loans through this relationship. All such loans are underwritten to conform to the Association’s loan underwriting policies and procedures. The Association also advertises extensively throughout its market area.

The Association decides whether to retain the loans that it originates, sell loans in the secondary market or securitize loans after evaluating current and projected market interest rates, its interest rate risk objectives, its liquidity needs and other factors. The Association securitized and sold $744.7 million of residential real estate mortgage loans (all fixed-rate loans, and primarily with 30-year terms) during the fiscal year ended September 30, 2008, and it held $200.7 million of loans for sale in the secondary market at September 30, 2008. The fixed-rate mortgage loans that the Association originated and retained during the fiscal year ended September 30, 2008 consisted primarily of loans with 30-year terms. As discussed earlier, the recent government support of Fannie Mae and Freddie Mac has addressed concerns about guarantees and the Association expects to continue to be able to securitize and sell loans.

The Association primarily sells its loans without recourse. Historically, the Association has retained the servicing rights on all residential real estate mortgage loans that it has sold, and intends to continue this practice in the future. At September 30, 2008, the Association serviced loans owned by others with a principal balance of $6.93 billion. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. The Association retains a portion of the interest paid by the borrower on the loans it services as consideration for its servicing activities. The Association did not enter into any loan participations during the fiscal year ended September 30, 2008 and is not expected to do so in the near future.

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

The Association’s policies and loan approval limits are established by its board of directors. The Association’s board of directors has delegated authority to its Executive Committee (consisting of the Association’s Chief Executive Officer and two directors) to review and assign lending authorities to certain individuals of the Association to consider and approve loans within their designated authority. Residential real estate mortgage loans and construction loans in amounts above $650,000 require the approval of two individuals with designated underwriting authority. Loans in amounts below $650,000, including equity loans and equity lines of credit (which the Association caps at $200,000) require the approval of one individual with designated underwriting authority. All loans that are approved by designated individuals are reviewed and ratified by the Executive Committee on a weekly basis.

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

The Association generally requires independent third-party appraisals of real property securing loan amounts in excess of $250,000, although the Association may rely on alternative property valuation methods for loans up to the conforming loan limit. The Association obtains valuations or appraisals for all loans even if an appraisal is not required. The Association uses an automated valuation model to value most loans of $250,000 or less. Appraisals are performed by independent licensed appraisers. All appraisers are reviewed and approved by the Association’s board of directors annually.

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

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At September 30,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
Residential non-Home Today	$43,935	$21,746	$22,420	$21,527	$20,542
Residential Home Today	63,679	55,653	40,153	25,724	9,335
Equity loans and lines of credit(1)	54,430	31,467	15,867	13,220	7,725
Construction	10,842	4,659	1,266	630	679
Commercial	—	—	—	—	13
Consumer loans:
Automobile	—	—	3	33	23
Other	—	—	—	5	16

Total non-performing loans	172,886	113,525	79,709	61,139	38,333

Real estate owned	14,108	9,903	6,895	6,308	1,480
Other non-performing assets	—	—	—	—	—

Total non-performing assets	$186,994	$123,428	$86,604	$67,447	$39,813

Troubled debt restructurings:
Real estate loans:
Residential non-Home Today	$643	$—	$—	$157	$69
Residential Home Today	226	—	—	—	—
Equity loans and lines of credit(1)	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer loans:
Automobile	—	—	—	—	—
Other	—	—	—	—	—

Total	$869	$—	$—	$157	$69

Ratios:
Total non-performing loans to total loans	1.86%	1.39%	1.05%	0.78%	0.52%
Total non-performing loans to total assets	1.60%	1.10%	0.93%	0.69%	0.45%
Total non-performing assets to total assets	1.73%	1.20%	1.01%	0.76%	0.47%

(1)	Includes bridge loans.

For the year ended September 30, 2008, gross interest income that would have been recorded had the non-accruing loans been current in accordance with their original terms was $2.8 million. Interest income recognized on such loans for the year ended September 30, 2008 was not material. See “—Delinquent Loans.”

Delinquent Loans. The following table sets forth loan delinquencies by type and by amount at the dates indicated.

	Loans Delinquent For				Total
	30-89 Days		90 Days and Over
	Number(1)	Amount	Number(1)	Amount	Number(1)	Amount
	(Dollars in thousands)
At September 30, 2008
Real estate loans:
Residential non-Home Today	287	$31,385	422	$43,935	709	$75,320
Residential Home Today	330	30,018	688	63,679	1,018	93,697
Equity loans and lines of credit(2)	546	26,704	796	54,430	1,342	81,134
Construction	4	758	57	10,842	61	11,600
Commercial	—	—	—	—	—	—
Consumer loans:
Automobile	4	3	—	—	4	3
Other	—	—	—	—	—	—

Total	1,171	$88,868	1,963	$172,886	3,134	$261,754

At September 30, 2007
Real estate loans:
Residential non-Home Today	278	$23,276	244	$21,746	522	$45,022
Residential Home Today	292	26,775	600	55,653	892	82,428
Equity loans and lines of credit(2)	536	24,795	500	31,467	1,036	56,262
Construction	5	595	30	4,659	35	5,254
Commercial	—	—	—	—	—	—
Consumer loans:
Automobile	20	95	—	—	20	95
Other	—	—	—	—	—	—

Total	1,131	$75,536	1,374	$113,525	2,505	$189,061

At September 30, 2006
Real estate loans:
Residential non-Home Today	235	$18,337	280	$22,420	515	$40,757
Residential Home Today	309	29,107	431	40,153	740	69,260
Equity loans and lines of credit(2)	500	23,447	290	15,867	790	39,314
Construction	5	595	12	1,266	17	1,861
Commercial	—	—	—	—	—	—
Consumer loans:
Automobile	53	365	1	3	54	368
Other	—	—	—	—	—	—

Total	1,102	$71,851	1,014	$79,709	2,116	$151,560

At September 30, 2005
Real estate loans:
Residential non-Home Today	250	$19,099	295	$21,527	545	$40,626
Residential Home Today	296	27,275	280	25,274	576	52,549
Equity loans and lines of credit(2)	432	17,819	264	13,220	696	31,039
Construction	—	—	6	630	6	630
Commercial	—	—	—	—	—	—
Consumer loans:
Automobile	55	554	8	33	63	587
Other	—	—	1	5	1	5

Total	1,033	$64,747	854	$61,139	1,887	$125,885

At September 30, 2004
Real estate loans:
Residential non-Home Today	167	$11,234	277	$20,542	444	$31,776
Residential Home Today	169	15,209	101	9,335	270	24,544
Equity loans and lines of credit(2)	305	11,419	142	7,725	447	19,144
Construction	7	1,061	6	679	13	1,740
Commercial	1	7	3	13	4	20
Consumer loans:
Automobile	112	1,135	2	23	114	1,158
Other	14	73	8	16	22	89

Total	775	$40,138	539	$38,333	1,314	$78,471

(1)	Number of delinquent loans at September 30, 2004 does not reflect information with respect to Ohio Central Savings, a subsidiary sold in March 2005; as such information is not available. Amount of delinquent loans includes information with respect to Ohio Central Savings.
(2)	Includes bridge loans.

Our equity loans and lines of credit portfolio consist of $201.8 million in equity loans, $42.0 million in bridge loans and $2.24 billion in equity lines of credit. The following table sets forth committed and drawn amounts, percent delinquent 90 days or more and the mean combined loan-to-value (CLTV) percent at the time of origination of our equity line of credit portfolio by geographical distribution as of September 30, 2008:

State	Committed Amount	Drawn Amount	Percent Delinquent 90 days or more	Mean CLTV Percent at Origination
	(Dollars in thousands)
Ohio	$2,149,095	$904,322	1.59%	67%
Florida	1,331,460	706,173	3.08%	64%
California	588,038	282,925	0.69%	68%
Other(1)	663,238	350,868	2.60%	72%

Total	$4,731,831	$2,244,288	2.10%	67%

(1)	No individual state has a committed or drawn balance greater than 3% of the total.

The following table represents committed and drawn amounts, percent delinquent 90 days or more and the mean CLTV percent at the time of origination of our equity line of credit portfolio by the year originated as of September 30, 2008:

Year Originated	Committed Amount	Drawn Amount	Percent Delinquent 90 days or more	Mean CLTV Percent at Origination
	(Dollars in thousands)
2000 and prior	$599,196	$246,545	2.55%	65%
2001	223,587	112,919	4.31%	70%
2002	344,863	150,689	2.91%	66%
2003	591,748	267,417	2.36%	71%
2004	327,827	143,866	3.04%	69%
2005	231,078	108,626	5.12%	69%
2006	527,563	270,962	4.13%	68%
2007	763,515	414,131	1.01%	69%
2008	1,122,454	529,133	0.00%	61%

Total	$4,731,831	$2,244,288	2.10%	67%

In the early months of the calendar year 2008, we noted unfavorable trends in our primary lending markets, including but not limited to instability in employment and economic prospects, record residential foreclosure rates, further unfavorable trending of our equity line of credit delinquency level, and a steepening decline in residential housing values, linked, we believe, to the wholesale dumping of foreclosed housing stock by national mortgage lenders attempting to raise cash and maintain liquidity. In light of these events, beginning as of June 30, 2008 and prospectively, we have conducted an expanded loan level evaluation of our equity lines of credit which are delinquent 90 days or more. As a result of this evaluation process, we increased our allowance for loan losses related to equity lines of credit by $15.0 million during the fiscal year ended September 30, 2008. We expect that, as these delinquencies of 90 days or more are resolved, and contingent upon future delinquency trends, we may realize an increase in net charge-offs related to equity lines of credit that will be applied against the allowance and could result in a net reduction in the balance of the allowance for loan losses.

Loans originated under the Home Today program, where the Association provides loans with its standard terms to borrowers who might not otherwise qualify for such loans, have greater credit risk than traditional residential real estate mortgage loans. At September 30, 2008, we had $303.2 million of loans that were originated under the Home Today program, 30.9% of which were delinquent 30 days or more in repayments, compared to 1.2% for the portfolio of non-Home Today loans as of that date. At September 30, 2008, $63.7 million of loans originated under the Home Today program were non-accruing loans, representing 36.8% of total non-accruing loans as of that date.

Real Estate Owned. Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until sold. When property is acquired it is recorded at the lower of cost or estimated fair market value at the date of foreclosure, establishing a new cost basis. Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions, less the estimated costs to sell the property. Holding costs and declines in estimated fair market value result in charges to expense after acquisition. At September 30, 2008, we had $14.1 million in real estate owned. For additional discussion see “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

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

When we classify assets as either substandard or doubtful, we allocate a portion of the related general loss allowances to such assets as we deem prudent. The allowance for loan losses is the amount estimated by management as necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. When we classify a problem asset as loss, we provide a specific reserve for that portion of the asset that is uncollectible. Our determination as to the classification of our assets and the amount of our loss allowances are subject to review by our principal federal regulator, the Office of Thrift Supervision, which can require that we establish additional loss allowances. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of our review of our assets at September 30, 2008, classified assets consisted of substandard assets of $160.8 million, doubtful assets of $7.5 million and loss assets of $22.8 million. As of September 30, 2008, we did not have any individual assets classified as substandard with balances exceeding $1 million. The classified assets total includes $172.9 million of nonperforming loans, $14.1 million of real estate owned, and $4.1 million of performing loans displaying a weakness sufficient to warrant an adverse classification. As of September 30, 2008, we had $26.0 million of assets designated as special mention.

Impaired Loans. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest according to the contractual terms of the loan agreement. During the year ended September 30, 2008 in response to rapidly declining home values, the Company changed the population of loans that it individually evaluates for impairment to include real estate secured loans 180 days or more past due, except equity lines of credit which it evaluates at 90 or more days past due. Large groups of smaller balance homogeneous loans are combined and collectively evaluated by portfolio for impairment. For a collateral dependent loan, impairment is measured based on the fair value of the collateral. For a loan whose terms are modified in a troubled debt restructuring, the Company measures impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, where the loan’s effective interest rate is based on the contractual rate of the original loan, not the terms of the restructuring. When the recorded investment of an impaired loan exceeds the fair value of the collateral (or the present value of its expected future cash flows), a valuation allowance is established for the excess. For additional information regarding impaired loans, see footnote 5 in “Item 15 (a)(1) Financial Statements.”

Allowance for Loan Losses. We provide for loan losses based on the allowance method. Accordingly, all loan losses are charged to the related allowance and all recoveries are credited to it. Additions to the allowance for loan losses are provided by charges to income based on various factors which, in our judgment, deserve current recognition in estimating probable losses. We regularly review the loan portfolio and make provisions for loan losses in order to maintain the allowance for loan losses in accordance with accounting principles generally accepted in the United States of America. The allowance for loan losses consists of three components:

(1)	specific allowances established for any impaired loans for which the recorded investment in the loan exceeds the measured value of the collateral or, alternatively, the present value of expected future cash flows for the loan;

(2)	general allowances for loan losses for each loan type based on historical loan loss experience; and

(3)	adjustments to historical loss experience (general allowances), maintained to cover uncertainties that affect our estimate of probable losses for each loan type.

The adjustments to historical loss experience are based on our evaluation of several factors, including:

•	delinquency statistics (both current and historical) and the factors behind delinquency trends;

•	the status of loans in foreclosure, real estate in judgment and real estate owned;

•	the composition of the loan portfolio;

•	national, regional and local economic factors;

•	asset disposition loss statistics (both current and historical); and

•	the current status of all assets classified during the immediately preceding meeting of the Asset Classification Committee.

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

As described in “Non-performing and Problem Assets—Delinquent Loans,” loans originated under the Home Today program have greater credit risk than traditional residential real estate mortgage loans. At September 30, 2008, we had $303.2 million of loans that were originated under our Home Today program, 30.9% of which were delinquent 30 days or more in repayments, compared to 1.2% for our portfolio of non-Home Today loans as of that date.

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

We periodically evaluate the carrying value of loans and the allowance is adjusted accordingly. While we use the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations. In addition, as an integral part of its examination process, the Office of Thrift Supervision periodically reviews the allowance for loan losses. The Office of Thrift Supervision may require us to recognize additions to the allowance based on its analysis of information available to it at the time of its examination. For more on loan losses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

The following table sets forth activity in our allowance for loan losses for the fiscal years indicated.

	At or For the Years Ended September 30,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Allowance balance (beginning of year)	$25,111	$20,705	$18,601	$15,080	$11,932

Charge-offs:
Real estate loans:
Residential non-Home Today	4,999	1,248	487	468	307
Residential Home Today	4,283	1,118	1,434	11	—
Equity loans and lines of credit(1)	6,187	2,839	2,631	1,750	1,875
Construction	598	—	—	—	—
Commercial	—	517	—	—	—
Consumer loans:
Automobile	8	9	51	—	16
Other	—	7	—	59	63

Total charge-offs	16,075	5,738	4,603	2,288	2,261

Recoveries:
Real estate loans:
Residential non-Home Today	128	271	89	—	—
Residential Home Today	117	251	49	—	—
Equity loans and lines of credit(1)	8	22	519	—	175
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer loans:
Automobile	—	—	—	—	3
Other	7	—	—	2	18

Total recoveries	260	544	657	2	196

Net charge-offs	(15,815)	(5,194)	(3,946)	(2,286)	(2,065)
Reduction due to sale of subsidiary	—	—	—	(193)	—
Transfer to held for sale	—	—	—	—	(309)
Provision for loan losses	34,500	9,600	6,050	6,000	5,522

Allowance balance (end of year)	$43,796	$25,111	$20,705	$18,601	$15,080

Ratios:
Net charge-offs to average loans outstanding	0.18%	0.07%	0.05%	0.03%	0.03%
Allowance for loan losses to non-performing loans at end of year	25.33%	22.12%	25.98%	30.42%	39.34%
Allowance for loan losses to total loans at end of year	0.47%	0.31%	0.27%	0.24%	0.20%

(1)	Includes bridge loans.

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

	At September 30,
	2008			2007			2006
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential non-Home Today	$7,873	18.0%	68.7%	$4,781	19.1%	71.5%	$4,636	22.0%	69.4%
Residential Home Today	5,883	13.4	3.3	6,361	25.3	3.7	4,879	24.0	3.8
Equity loans and lines of credit(1)	28,118	64.2	26.7	13,141	52.3	22.8	9,724	47.0	23.7
Construction	1,922	4.4	1.2	778	3.1	1.8	414	2.0	2.7
Commercial	—	—	—	23	0.1	0.0	975	4.7	0.0
Consumer loans:
Automobile	—	—	0.0	25	0.1	0.1	75	0.3	0.2
Other	—	—	0.1	2	0.0	0.1	2	0.0	0.2

Total allocated allowance	43,796	100.0	100.0	25,111	100.0	100.0	20,705	100.0	100.0
Unallocated allowance	—	—	—	—	—	—	—	—	—

Total allowance for loan losses	$43,796	100.0%	100.0%	$25,111	100.0%	100.0%	$20,705	100.0%	100.0%

	At September 30,
	2005			2004
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential non-Home Today	$5,487	29.5%	67.5%	$3,933	26.0%	61.9%
Residential Home Today	1,613	8.7	3.2	567	3.8	2.6
Equity loans and lines of credit(1)	9,924	53.4	25.2	8,596	57.0	31.1
Construction	300	1.6	3.5	442	2.9	3.2
Commercial	1,118	6.0	0.0	1,138	7.6	0.0
Consumer loans:
Automobile	155	0.8	0.4	393	2.6	1.0
Other	4	0.0	0.2	11	0.1	0.2

Total allocated allowance	18,601	100.0	100.0	15,080	100.0	100.0
Unallocated allowance	—	—	—	—	—	—

Total allowance for loan losses	$18,601	100.0%	100.0%	$15,080	100.0%	100.0%

(1)	Includes bridge loans.

Investments

The Association’s board of directors is responsible for establishing and overseeing the Association’s investment policy. The investment policy is reviewed at least annually by management and any changes to the policy are recommended to the board of directors and are subject to its approval. This policy dictates that investment decisions be made based on the safety of the investment, liquidity requirements, potential returns, the ability to provide collateral for pledging requirements, and consistency with our interest rate risk management strategy. The Association’s Investment Committee, which consists of its chief operating officer, chief financial officer and other members of management, oversee its investing activities and strategies. The portfolio manager is responsible for making securities portfolio decisions in accordance with established policies. The portfolio manager has the authority to purchase and sell securities within specific guidelines established by the investment policy, but historically the portfolio manager has executed purchases only after extensive discussions with other Investment Committee members. All transactions are formally reviewed by the Investment Committee at least quarterly. In addition, all investment transactions are reviewed by the Executive Committee of the Association’s board of directors within 60 days of the transaction date to determine compliance with our investment policy. Any investment which, subsequent to its purchase, fails to meet the guidelines of the policy is reported to the Investment Committee, which decides whether to hold or sell the investment.

The Association’s current investment policy requires that it invests primarily in debt securities issued by the U.S. Government and agencies of the U.S. Government, which now include Fannie Mae and Freddie Mac. The policy also permits investments in mortgage-backed securities, including pass-through securities issued and guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae as well as collateralized mortgage obligations (CMOs) and real estate mortgage investment conduits (REMICS) issued or backed by securities issued by these governmental agencies. The investment policy also permits investments in asset-backed securities, banker’s acceptances, money market funds, term federal funds, repurchase agreements and reverse repurchase agreements.

The Association’s current investment policy does not permit investment in municipal bonds, corporate debt obligations, preferred or common stock of government agencies or governmental agencies or equity securities other than its required investment in the common stock of the FHLB of Cincinnati. As of September 30, 2008, we held no asset-backed securities or securities with sub-prime credit risk exposure. As a federal savings association, Third Federal Savings and Loan is not permitted to invest in equity securities. This general restriction does not apply to the Company.

The Association’s current investment policy prohibits hedging through the use of such instruments as financial futures, interest rate options and swaps, without specific approval from its board of directors.

Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires that, at the time of purchase, we designate a security as held to maturity, available-for-sale, or trading, depending on our ability and intent. Securities designated as available-for-sale are reported at fair value, while securities designated as held to maturity are reported at amortized cost. We do not have a trading portfolio.

Our investment portfolio at September 30, 2008, primarily consisted of $9.0 million of U.S. Government and federal agency obligations, $30.5 million in primarily fixed-rate securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae, and $801.2 million of REMICs.

U.S. Government and Federal Agency Obligations. While U.S. Government and federal agency securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes, as collateral for borrowings and as an interest rate risk hedge in the event of significant mortgage loan prepayments.

Mortgage-Backed Securities. We purchase mortgage-backed securities insured or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. We invest in mortgage-backed securities to achieve positive interest rate spreads with minimal administrative expense, and to lower our credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae or Ginnie Mae. During the financial market upheaval of 2008, concern arose about the financial health of Fannie Mae and Freddie Mac, the value of their guarantees and therefore the continued existence of the secondary market for mortgage loans upon which the Company relies for liquidity and interest rate risk management. This market was preserved when, in September 2008, the Federal Housing Finance Agency placed Freddie Mac and Fannie Mae into conservatorship. The U.S. Treasury Department has established financing agreements to ensure that Fannie Mae and Freddie Mac meet their obligations to holders of mortgage-backed securities that they have issued or guaranteed.

Mortgage-backed securities are created by the pooling of mortgages and the issuance of a security with an interest rate that is less than the interest rate on the underlying mortgages. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although we invest primarily in mortgage-backed securities backed by one- to four-family mortgages. The issuers of such securities (generally Ginnie Mae, Fannie Mae and Freddie Mac) pool and resell the participation interests in the form of securities to investors such as the Association, and guarantee the payment of principal and interest to investors. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. However, mortgage-backed securities are more liquid than individual mortgage loans since there is an active trading market for such securities. While there has been significant disruption in the demand for private issuer mortgage-backed securities, the recent U.S. Treasury support for Fannie Mae and Freddie Mac guarantees has maintained an orderly market for the mortgage-backed securities the Company typically purchases. In addition, mortgage-backed securities may be used to collateralize our specific liabilities and obligations. Investments in mortgage-backed securities involve a risk that the timing of actual payments will be earlier or later than the timing estimated when the mortgage-backed security was purchased, which may require adjustments to the amortization of any premium or acceleration of any discount relating to such interests, thereby affecting the net yield on our securities. We periodically review current prepayment speeds to determine whether prepayment estimates require modification that could cause amortization or accretion adjustments.

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

The following table sets forth the amortized cost and fair value of our securities portfolio (excluding FHLB of Cincinnati common stock) at the dates indicated.

	At September 30,
	2008		2007		2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Investments available for sale:
U.S. Government and agency obligations	$8,997	$9,213	$28,994	$28,777	$28,990	$28,277
Fannie Mae certificates	483	478	761	748	1,051	1,035
REMICs	13,488	13,518	21,198	21,084	34,712	34,343
Other	7,893	7,893	6,072	6,072	—	—

Total investment securities available for sale	$30,861	$31,102	$57,025	$56,681	$64,753	$63,655

Investments held to maturity:
U.S. Government and agency obligations	$—	$—	$26,994	$26,968	$11,997	$11,879
Freddie Mac certificates	9,826	9,862	12,100	12,101	—	—
Ginnie Mae certificates	8,366	8,481	10,278	10,418	12,949	13,259
REMICs	787,699	789,562	761,172	762,347	27,438	27,018
Fannie Mae certificates	11,859	12,142	13,265	13,484	14,929	15,208
Other	—	—	6	24	6	22

Total securities held to maturity	$817,750	$820,047	$823,815	$825,342	$67,319	$67,386

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio and the mortgage-backed securities portfolio at September 30, 2008 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. All of our securities at September 30, 2008 were taxable securities.

	One Year or Less		More than One Year Through Five years		More than Five Years Through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
			(Dollars in thousands)
Investments available-for-sale:
U.S. Government and agency obligations	$—	—	$8,997	4.42%	$—	—	$—	—	$8,997	$9,213	4.42%
Fannie Mae certificates	483	4.81%	—	—	—	—	—	—	483	478	4.81%
REMICs	602	3.04%	—	—	9,656	4.09%	3,230	3.68%	13,488	13,518	3.94%
Other	—	—	—	—	—	—	7,893	1.47%	7,893	7,893	1.47%

Total investment securities available-for-sale	$1,085	3.83%	$8,997	4.42%	$9,656	4.09%	$11,123	2.11%	$30,861	$31,102	3.46%

Investments held-to-maturity:
Freddie Mac certificates	—	—	—	—	—	—	9,826	5.41%	9,826	9,862	5.41%
Ginnie Mae certificates	—	—	—	—	3,612	1.05%	4,754	5.48%	8,366	8,481	3.57%
REMICs	113	2.57%	15,329	5.53%	113,023	4.89%	659,234	4.71%	787,699	789,562	4.75%
Fannie Mae certificates	—	—	—	—	525	5.17%	11,334	2.39%	11,859	12,142	2.51%

Total Investment securities held-to-maturity:	$113	2.57%	$15,329	5.53%	$117,160	4.77%	$685,148	4.69%	$817,750	$820,047	4.72%

Sources of Funds

General. Deposits traditionally have been the primary source of funds for the Association’s lending and investment activities. The Association also borrows, primarily from the FHLB of Cincinnati, to supplement cash flow needs, to lengthen the maturities of liabilities for interest rate risk management purposes and to manage its cost of funds. Additional sources of funds are the proceeds of loan sales, scheduled loan payments, maturing investments, loan prepayments, collateralized wholesale borrowings, retained earnings and income on other earning assets.

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

At September 30, 2008, deposits totaled $8.26 billion, NOW accounts totaled $1.12 billion (including $1.06 billion of high-yield checking accounts) and savings accounts totaled $1.19 billion (including $990.0 million of high-yield savings accounts). At September 30, 2008, the Association had a total of $5.94 billion in certificates of deposit, of which $3.67 billion had remaining maturities of one year or less. Based on historical experience and its current pricing strategy, management believes the Association will retain a large portion of these accounts upon maturity.

The following table sets forth the distribution of its average total deposit accounts, by account type, for the fiscal years indicated.

	For the Years Ended September 30,
	2008			2007			2006
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
NOW	$1,283,387	15.7%	2.43%	$1,621,548	20.9%	4.08%	$1,465,382	20.3%	3.55%
Savings	1,261,396	15.4%	2.98%	649,414	8.4%	2.71%	380,876	5.3%	0.93%
Certificates of deposit	5,638,716	68.9%	4.61%	5,495,449	70.7%	4.73%	5,360,232	74.4%	4.10%

Total deposits	$8,183,499	100.0%	4.02%	$7,766,411	100.0%	4.43%	$7,206,490	100.0%	3.82%

As of September 30, 2008, the aggregate amount of the Association’s outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $1.70 billion. The following table sets forth the maturity of those certificates as of September 30, 2008.

At September 30, 2008
(In thousands)
Three months or less	$378,472
Over three months through six months	441,300
Over six months through one year	187,950
Over one year to three years	271,299
Over three years	425,646

Total	$1,704,667

The following table sets forth, by interest rate ranges, information concerning the Association’s certificates of deposit at September 30, 2008.

	Period to Maturity
	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three years	More Than Three Years	Total	Percent of Total
	(In thousands)
Interest Rate Range:
2.99% and below	$364,532	$36,692	$1,037	$32	$402,293	6.77%
3.00% to 3.99%	1,475,172	147,570	97,499	121,081	1,841,322	30.99%
4.00% to 4.99%	1,259,072	318,988	95,889	461,591	2,135,540	35.95%
5.00% to 5.99%	574,421	29,337	240,160	688,044	1,531,962	25.79%
6.00% to 6.99%	2,950	21,456	5,551	—	29,957	0.50%
7.00% and above	—	—	—	92	92	0.00%

Total	$3,676,147	$554,043	$440,136	$1,270,840	$5,941,166	100.00%

The following table sets forth the Association’s time deposits classified by interest rate at the dates indicated.

	At September 30,
	2008	2007	2006
	(In thousands)
Interest Rate
2.99% and below	$402,293	$45,738	$159,602
3.00% to 3.99%	1,841,322	391,880	1,170,745
4.00% to 4.99%	2,135,540	1,842,377	2,406,159
5.00% to 5.99%	1,531,962	3,346,746	1,682,309
6.00% to 6.99%	29,957	31,651	40,872
7.00% and above	92	86	287

Total	$5,941,166	$5,658,478	$5,459,974

Borrowings. At September 30, 2008, the Association had $498.0 million of borrowings from third parties. The Association’s third party borrowings consisted of loans, commonly referred to as “advances,” from the FHLB of Cincinnati. Borrowings from the FHLB Cincinnati are secured by the Association’s investment in the common stock of the FHLB Cincinnati as well as by a blanket pledge of its mortgage portfolio not otherwise pledged. Our current additional borrowing capacity with the FHLB Cincinnati is $499.8 million as limited by the amount of FHLB Cincinnati common stock that we own. From the perspective of the value of collateral securing advances, our capacity limit for additional borrowings from the FHLB Cincinnati at September 30, 2008 was $2.20 billion, subject to satisfaction of the FHLB Cincinnati common stock ownership requirement. To satisfy the common stock ownership requirement, we would have to increase our ownership of FHLB Cincinnati common stock by an additional $34.1 million.

The following table sets forth information concerning balances and interest rates on the Association’s Federal Home Loan Bank advances at and for the periods shown:

	At or for the fiscal years ended September 30,
	2008	2007	2006
	(Dollars in thousands)
Balance at end of year	$498,028	$—	$25,103
Average balance during year	$70,218	$20,274	$341,759
Maximum outstanding at any month end	$498,028	$25,106	$566,186
Weighted average interest rate at end of year	2.00%	0.00%	4.99%
Average interest rate during year	2.12%	4.99%	4.08%

Federal Taxation

General. The Company and Third Federal Savings and Loan are subject to federal income taxation in the same general manner as other corporations, with certain exceptions. Prior to the completion of our initial public stock offering on April 20, 2007, the Company and Third Federal Savings and Loan were included as part of Third Federal Savings, MHC’s consolidated tax group. However, upon completion of the offering, the Company and Third Federal Savings and Loan are no longer a part of Third Federal Savings, MHC’s consolidated tax group because Third Federal Savings, MHC no longer owns at least 80% of the common stock of the Company. For the period ended September 30, 2008 and prospectively, the Company intends to file consolidated tax returns with Third Federal Savings and Loan, its wholly-owned subsidiary. Third Federal Savings, MHC’s and the Company’s consolidated federal tax returns are not currently under audit, and have not been audited during the past five years. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to the Company or Third Federal Savings and Loan.

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

At September 30, 2008, the total federal pre-base year bad debt reserve of Third Federal Savings and Loan was approximately $105.0 million.

Charitable Contribution Carryovers. Federal income tax regulations limit charitable contribution deductions to 10% of taxable income. Unused charitable contribution deductions may be carried forward to the succeeding five taxable years. At September 30, 2008, TFS Financial Corporation has a charitable contribution carryover for federal income tax purposes of approximately $38.4 million, which expires September 30, 2012.

State Taxation

Following its initial public stock offering in 2007, the Company converted from a qualified passive investment company domiciled in the State of Delaware to a qualified holding company in Ohio and is subject to Ohio tax levied on income. A significant majority of state taxes paid by the remaining entities in our corporate structure are also paid to the State of Ohio. Third Federal Savings and Loan is subject to Ohio franchise tax based on equity capital plus certain reserve amounts. Total equity capital for this purpose is reduced by certain exempted assets. The resulting net taxable value of capital is taxed at a rate of 1.3%. The other Ohio subsidiaries of the Company are taxed on the greater of a tax based on net income or net worth.

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

Third Federal Savings and Loan is examined and supervised by the Office of Thrift Supervision and is subject to examination by the Federal Deposit Insurance Corporation. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation’s deposit insurance fund and depositors. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Following completion of its examination, the federal agency critiques the institution’s operations and assigns its rating (known as an institution’s CAMELS rating). Under federal law, an institution may not disclose its CAMELS rating to the public. Third Federal Savings and Loan also is a member of and owns stock in the FHLB of Cincinnati, which is one of the twelve regional banks in the Federal Home Loan Bank System. Third Federal Savings and Loan also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System, governing reserves to be maintained against deposits and other matters. The Office of Thrift Supervision will examine Third Federal Savings and Loan and prepare reports for the consideration of the Association’s board of directors on any operating deficiencies. Third Federal Savings and Loan’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of Third Federal Savings and Loan’s mortgage documents.

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

The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision, based on the risks believed inherent in the type of asset. Core capital is defined as common shareholders’ equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. Additionally, a savings association that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the recourse back to the savings association.

At September 30, 2008, the Association’s capital exceeded all applicable requirements.

Loans-to-One Borrower. Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of September 30, 2008, the Association was in compliance with the loans-to-one borrower limitations.

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

A savings association that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. At September 30, 2008, the Association satisfied this test.

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

On September 29, 2008, having complied with all regulatory stipulations and notification requirements, the Association paid a $100 million dividend to the Company. There were no dividends paid to the Company by the Association during the years ended September 30, 2007 and 2006 and no dividends paid to the Company by Third Capital during the years ended September 30, 2008, 2007 and 2006.

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

The Association’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders:

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

Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over federal savings institutions and has the authority to bring enforcement action against all “institution-affiliated parties,” including shareholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action by the Office of Thrift Supervision may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors of the institution and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The Federal Deposit Insurance Corporation also has the authority to terminate deposit insurance or to recommend to the Director of the Office of Thrift Supervision (Director) that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take action under specified circumstances.

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

At September 30, 2008, the Association met the criteria for being considered “well-capitalized.”

Insurance of Deposit Accounts. As of September 30, 2008 deposit accounts in the Association were insured by the Federal Deposit Insurance Corporation, generally up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. Effective October 3, 2008, the Emergency Economic Stabilization Act of 2008 (EESA of 2008) temporarily (until December 31, 2009) raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The Association’s deposits are subject to Federal Deposit Insurance Corporation deposit insurance assessments.

On November 2, 2006, the Federal Deposit Insurance Corporation adopted final regulations that assess insurance premiums based on risk. As a result, the new regulation enables the Federal Deposit Insurance Corporation to more closely tie each financial institution’s deposit insurance premiums to the risk it poses to the deposit insurance fund. Under the risk-based assessment system, the Federal Deposit Insurance Corporation evaluates the risk of each financial institution based on its supervisory rating, its financial ratios, and its long-term debt issuer rating. Under these regulations, the rates for nearly all of the financial institutions industry vary between five and seven cents for every $100 of domestic deposits. As a part of the new regulations, in general, institutions that contributed to the recapitalization of the Savings Association Insurance Fund in 1996 were eligible to receive a one-time assessment credit. For Third Federal Savings and Loan, the “one-time” credit totaled $6.3 million; of which $2.6 million was utilized during the fiscal year ended September 30, 2007 to fully off-set the levied assessment. The remainder of their credit was utilized during the fiscal year ended September 30, 2008 to partially offset the otherwise required assessment payment.

All Federal Deposit Insurance Corporation-insured institutions are required to pay a pro rata portion of the interest due on obligations issued by the Financing Corporation (FICO) for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended September 30, 2008, the annualized FICO assessment was equal to 1.10 basis points for each $100 in domestic deposits maintained at an institution.

For the fiscal year ended September 30, 2008, the Association paid $937 thousand related to the FICO bonds and $1.4 million pertaining to deposit insurance assessments, which amount was net of $3.8 million of “one-time” credit which was applied to reduce the otherwise required payment. Deposit insurance assessments are paid on a delayed basis, one quarter in arrears.

Following the October 3, 2008 signing of EESA of 2008, which temporarily raised the basic limit on federal deposit insurance coverage, on October 7, 2008 the Board of Directors of the Federal Deposit Insurance Corporation adopted a restoration plan and proposed higher assessments on insured banks as well as adjustments to improve the risk-based assessment system. Under the proposal, the assessment rate schedule would be raised uniformly by seven basis points (annualized) beginning on January 1, 2009. Based on $8.26 billion of insurable deposits at September 30, 2008, this additional assessment of seven basis points would increase the cost of our deposit insurance by $5.8 million on an annual basis. The actual increase will depend on the future balances of our insurable deposits and the final assessment rates assigned by the Federal Deposit Insurance Corporation.

The Federal Deposit Insurance Corporation has also announced that full deposit insurance coverage will be provided for non-interest bearing deposit transaction accounts, regardless of the dollar amount. This new, temporary guarantee will expire December 31, 2009. Based on the current proposed terms we expect the Association to “opt-out” of the additional coverage.

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

Federal Home Loan Bank System. The Association is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the FHLB of Cincinnati, the Association is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, 1/20th of its borrowings from the Federal Home Loan Bank, or 0.3% of assets, whichever is greater.

As of September 30, 2008, outstanding borrowings from the FHLB of Cincinnati were $498.0 million and the Association was in compliance with the stock investment requirement.

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

•

Title III of The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the USA PATRIOT Act), which significantly expanded the responsibilities of financial institutions, including savings and loan associations, in preventing the use of the U.S. financial system to fund terrorist activities. Among other provisions, the USA PATRIOT Act and the related regulations of the Office of Thrift Supervision require savings associations operating in the United States to develop new anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations; and

•

The Gramm-Leach-Bliley Act, which placed limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

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

Permitted Activities. Pursuant to Section 10(o) of the Home Owners’ Loan Act and Office of Thrift Supervision regulations, a mutual holding company, such as Third Federal Savings, MHC, may engage in the following activities:

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

In February 2008 the Company declared its first quarterly dividend. Pursuant to the Office of Thrift Supervision’s non-objection, Third Federal Savings, MHC waived its right to receive the dividend. The non-objection, issued in November 2007, is applicable for one year. We anticipate that on an annual basis, Third Federal Savings, MHC will continue to adhere to the regulatory requirements, including the filing of a waiver notice and will continue to waive any dividends paid by the Company. Under Office of Thrift Supervision regulations, our public shareholders would not be diluted because of any dividends waived by Third Federal Savings, MHC (and waived dividends would not be considered in determining an appropriate exchange ratio) in the event Third Federal Savings, MHC converts to stock form.

Conversion of Third Federal Savings and Loan Association of Cleveland, MHC to Stock Form. Office of Thrift Supervision regulations permit Third Federal Savings, MHC to convert from the mutual form of organization to the capital stock form of organization. There can be no assurance when, if ever, a conversion transaction will occur, and the Federal Savings, MHC’s board of directors has no current intention or plan to undertake a conversion transaction. In a conversion transaction a new stock holding company would be formed as the successor to the Company, Third Federal Savings, MHC’s corporate existence would end, and certain depositors and borrowers (Members) of Third Federal Savings and Loan would receive the right to subscribe for additional shares of the new holding company. In a conversion transaction, each share of common stock held by shareholders other than Third Federal Savings, MHC would be automatically converted into a number of shares of common stock of the new holding company determined pursuant to an exchange ratio that ensures that shareholders other than Third Federal Savings, MHC own the same percentage of common stock in the new holding company as they owned in the Company immediately prior to the conversion transaction, subject to adjustment for any assets held by Third Federal Savings, MHC. Any such conversion transaction would require approval by the Members of the Association as well as approval by a majority of the Company’s shareholders, other than Third Federal Savings, MHC.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our Chief Executive Officer and Chief Financial Officer are required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; they have made certain disclosures to our auditors and the audit committee of the board of directors about our internal control over financial reporting; and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting. We are subject to the reporting requirements of Section 404 of the Sarbanes Oxley Act beginning with the fiscal year ending September 30, 2008`. We have prepared policies, procedures and systems designed to ensure compliance with these regulations.

Emergency Economic Stabilization Act of 2008

In accordance with its stated purpose of restoring liquidity and stability to the financial system of the United States, EESA of 2008 established the Troubled Asset Relief Program (TARP), under which, the United States Department of the Treasury (UST) is authorized to purchase preferred stock from qualified financial institutions. The Company meets the requirements to be considered a qualified financial institution. Under TARP, for organizations like the Company, the federal government’s purchase limitation is generally defined as 3% of risk-weighted assets, or about $225 million for the Company. The terms of the preferred stock generally provide that:

•	cumulative dividends will be paid at a rate of 5% for the first five years and 9% thereafter;

•	redemption is prohibited for the first three years unless funded by the proceeds of a subsequent qualified equity offering;

•	any increase in the dividend rate paid on common stock during the first three years will require the consent of the UST;

•	any repurchase of common stock will require the consent of the UST;

•	conditions and limitations will be placed on executive compensation; and

•	UST will receive warrants, with a term of 10 years, to purchase a number of shares of common stock having an aggregate market price equal to 15% of the preferred stock amount on the day of investment.

We considered several factors in deliberating the appropriateness of applying under UST’s capital purchase plan. These factors included the following: (1) the Company’s initial public offering was completed in April 2007, raising $886 million, further increasing our already high capital ratios, and creating our current business challenge of prudently deploying excess capital; (2) the announcement during fiscal 2008 of common stock repurchase programs totaling 20.8 million shares, of which repurchases totaling 16.1 million shares at a cost of $192.7 million had been completed as of September 30, 2008; and (3) complications specific to our capital structure as a mutual holding company which arise with respect to the ownership rights of our shares of common stock that were withheld from our initial public offering. In light of these factors, at the current time, we have deemed it not appropriate to apply for funding under UST’s capital purchase program.

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

The vast majority of our assets and liabilities are financial in nature, and as a result, changes in market and competitive interest rates can impact our customers’ actions as well as the types and amount of business opportunities that are available to us. In general, when changes occur in interest rates that prompt our customers to pursue strategies that are beneficial to them, the results are generally unfavorable for us.

For example, if mortgage interest rates decline, our customers may seek to refinance, without penalty, their mortgage loans with us or repay their mortgage loans with us and go to another lender. When that happens, either the yield that we earn on the customer’s loan is reduced (if the customer refinances with us) or the mortgage is paid off and we are faced with the challenge of reinvesting the cash received to repay the mortgage in a lower interest rate environment. This is frequently referred to as reinvestment risk, which is the risk that we may not be able to reinvest the proceeds of loan prepayments at rates that are comparable to the rates we earned on the loans prior to receipt of the repayment. This risk exists in our mortgage loan portfolio as well in the securities in our investment portfolio that are backed by mortgage loans.

Another example of changes in interest rates that can have an unfavorable impact on our net interest income occurs in situations where interest rates paid on certificates of deposit experience a significant increase. In this circumstance, a certificate of deposit customer may determine that it is in his/her best interest to incur the existing penalty for early withdrawal, tender the certificate for cash and either reinvest the proceeds in a new certificate of deposit with us, or withdraw the funds and leave us. As a result, we either end up with a new, higher rate certificate (if the customer stays with us) or we must fund the customer’s withdrawal by: (1) reducing our cash reserves; (2) selling assets to generate cash to fund the withdrawal; (3) attracting deposits from another customer at the then higher interest rate; or (4) borrowing from a wholesale lender like the FHLB of Cincinnati, again at the then-higher interest rate. Each of these alternatives can have an unfavorable impact on us.

Our net interest income can also be negatively impacted when assets and funding sources with seemingly similar repricing characteristics react differently to changing interest rates. An example of this phenomenon is our equity lines of credit loans and our high yield checking and high yield savings deposit products. Interest rates charged on our equity lines of credit loans are linked to the prime rate of interest which generally adjusts in a direct relationship to changes in the Federal Reserve’s Federal Funds target rate. Similarly, our High Yield Checking and High Yield Savings deposit products are generally expected to adjust when changes are made to the Federal Funds target rate. However, to the extent that reductions are made to the Federal Funds target rate, and those reductions translate into reductions of the prime rate and the rate charged on our equity lines of credit loans, but do not extend to equivalent adjustments to our High Yield Checking and High Yield Savings deposit products, we will experience a reduction in our net interest income. At September 30, 2008 we held $2.24 billion of equity lines of credit loans and $2.05 billion of High Yield Checking and High Yield Savings deposits.

Our net income can be reduced by the impact that changes in interest rates can have on the value of our capitalized mortgage servicing rights. As of September 30, 2008, we were servicing $6.9 billion of loans sold to third parties, and the mortgage servicing rights associated with such loans had an amortized cost of $41.5 million and an estimated fair value, at that date, of $84.7 million. Because the estimated life and estimated income from the underlying mortgage loans generally increase with rising interest rates and decrease with falling interest rates, the value of mortgage servicing rights increases as interest rates rise and decreases as interest rates fall.

In general, changes in market and competitive interest rates result from events that we do not control and over which we generally have little or no influence. As a result, mitigation of the risk of the adverse affects of changing interest rates is generally limited to controlling the composition of the assets and liabilities that we hold. To monitor our positions, we maintain an interest rate risk modeling system which is designed to measure our interest rate risk sensitivity. Additionally, the results of a model to measure interest rate sensitivity are made available to us by the Office of Thrift Supervision. These models estimate the change in Third Federal Savings and Loan’s net portfolio value over a range of interest rate scenarios. Net portfolio value is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts. At September 30, 2008, in the event of an immediate 200 basis point increase in all interest rates, the Office of Thrift Supervision model projects that we would experience a $305.9 million, or 23%, decrease in net portfolio value, and our internal model projects that we would experience a $410.9 million, or 26%, decrease in net portfolio value. Our internal calculations further project that, at September 30, 2008, in the event of an immediate 200 basis point increase in all interest rates, we would expect our projected net interest income for the twelve months ended September 30, 2009 to decrease by 21%. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”

Recent Negative Developments in the Financial Industry and the Domestic and International Credit Markets May Adversely Affect Our Operations and Results.

Negative developments in the latter half of 2007 and during 2008 in the global credit and securitization markets have resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing into 2009. Loan portfolio quality has deteriorated at many institutions, and we also have experienced some deterioration. In addition, the value of real estate collateral supporting many home mortgages, including mortgages we hold, has declined and may continue to decline. Bank and bank holding company stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets. As a result, the potential exists for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations. Negative developments in the financial industry and the domestic and international credit markets, and the impact of new legislation in response to those developments, may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance. In addition, these risks could affect the value of our loan portfolio as well as the value of our investment portfolio, which would also negatively affect our financial performance.

Difficult Market Conditions Have Already Affected Our Industry and May Adversely Affect Us.

Our performance is significantly impacted by the general economic conditions in the States of Ohio and Florida, and surrounding areas, which have been severely impacted by the current downturn. Recent merger announcements in northeast Ohio are likely to result in increased unemployment, which will further weaken an already distressed local economy and could result in additional defaults of mortgage loans. Most of the loans in our loan portfolio are secured by real estate located in our primary market areas. Negative conditions, such as layoffs, in the real estate markets where collateral for a mortgage loan is located could adversely affect a borrower’s ability to repay the loan and the value of the collateral securing the loan, and we are experiencing negative conditions in our primary markets. Dramatic declines in the U.S. housing market over the past year, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions. These write-downs, initially of mortgage-backed securities but spreading to derivative and cash securities, in turn, have caused many financial institutions to seek additional capital from private and government entities, to merge with larger and stronger financial institutions and, in some cases, fail. Our business, financial condition and results of operations could be adversely affected by recessionary conditions that are longer or deeper than expected.

Reflecting concern about the stability of the financial markets generally, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets may adversely affect our business, financial condition and results of operations. We do not expect that the difficult conditions in the financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:

•

We expect to face increased regulation of our industry, including as a result of the EESA of 2008. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

•

Our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage, and underwrite our customers become less predictive of future behaviors.

•

The processes we use to estimate losses inherent in our credit exposure requires difficult, subjective, and complex judgments, including forecasts of economic conditions and how these economic predictions might impair the ability of our borrowers to repay their loans, which may no longer be capable of accurate estimation and which may, in turn, impact the reliability of the processes.

•

Our ability to engage in sales of mortgage loans to third parties (including mortgage loan securitization transactions with governmental entities) on favorable terms or at all could be adversely affected by further disruptions in the capital markets or other events, including deteriorating investor expectations.

•	Competition in our industry could intensify as a result of increasing consolidation of financial services companies in connection with current market conditions.

There Can Be No Assurance that the Actions of the U.S. Government, U.S. Federal Reserve, U.S. Treasury and Other Governmental and Regulatory Bodies for the Purpose of Stabilizing the Financial Markets, or Market Response to Those Actions, Will Achieve the Intended Effect.

On October 3, 2008, the President of the U.S. signed into law the EESA of 2008. The legislation was the result of a proposal by the U.S. Treasury Secretary to the U.S. Congress in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. The EESA of 2008 provides the U.S. Treasury Secretary with the authority to use up to $700 billion to, among other things, inject capital into financial institutions and establish the TARP, for the purposes of stabilizing and providing liquidity to the financial markets. EESA of 2008 is expected to have a profound effect on the financial services industry. The effect of programs developed under EESA of 2008, including the TARP and Capital Purchase Programs, could dramatically change the competitive environment of the Company.

Currently, the Company does not participate in the TARP, however, the actual impact that EESA of 2008 and the implementation of its programs, or any other governmental program will have on the financial markets and the Company cannot reliably be determined at this time. However, the failure of the EESA of 2008 to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition and results of operations.

In addition, the U.S. government, U.S. Federal Reserve, U.S. Treasury and other governmental and regulatory bodies have taken, or are considering taking, other actions to address the financial crisis. We cannot predict whether or when such actions may occur or what impact, if any, such actions could have on our business, financial condition, results to operations, or access to credit.

Loans Originated Through Our Home Today Program Have Higher Delinquency Rates than the Remainder of Our Loan Portfolio.

Through our Home Today program, we offer loans with our standard terms to borrowers who might not otherwise qualify for such loans. To qualify for our Home Today program, a borrower must complete financial management education and counseling and must be referred to us by a sponsoring organization with which we have partnered as part of the program and must meet a minimum credit score threshold. Because we apply less stringent underwriting and credit standards to these loans, loans originated under the Home Today program have greater credit risk than traditional residential real estate mortgage loans. As of September 30, 2008, we had $303.2 million of outstanding loans that were originated through our Home Today program, 30.9% of which were delinquent 30 days or more, compared to 1.2% for our portfolio of non-Home Today loans as of that date. During the fiscal year ended September 30, 2008, we incurred net charge-offs of $4.2 million, (1.37% of the average balance of Home Today loans) on loans originated through our Home Today program, compared to $4.9 million, (0.08% of the average balance of non-Home Today loans) of net charge-offs for our non-Home Today portfolio.

The Federal Deposit Insurance Corporation has Issued New Rules that Will Increase Our Deposit Insurance Assessments and Reduce Our Income and has Proposed Additional New Rules that Will Further Increase Our Deposit Insurance Assessment and Reduce Our Income.

For approximately ten years prior to January 2007, the Federal Deposit Insurance Corporation (FDIC) did not impose deposit insurance premiums on financial institutions, such as Third Federal Savings and Loan, that were, among other criteria, well-capitalized. On November 2, 2006, the FDIC adopted final regulations that, prospectively, assess insurance premiums based on risk. As a result, the regulation enables the FDIC to more closely tie each financial institution’s deposit insurance premiums to the risk it poses to the deposit insurance fund. Under the rules, the FDIC will evaluate the risk of each financial institution based on its supervisory rating, its financial ratios, and its long-term debt issuer rating. Assessment rates for nearly all banks and savings institutions vary between five and seven cents for every $100 of domestic deposits. As a part of the regulations, in general, institutions that contributed to the recapitalization of the Savings Association Insurance Fund in 1996 were eligible to receive a one-time assessment credit. For Third Federal Savings and Loan, that credit totaled $6.3 million and was available to offset future deposit insurance assessments. Quarterly deposit insurance assessment notices are provided by the FDIC which designate the insurance period and the amount of credit used to reduce the assessment. During the fiscal year ended September 30, 2007, $2.6 million of the credit was utilized with the remainder utilized during the fiscal year ended September 30, 2008. On October 3, 2008 the EESA of 2008 temporarily (through December 31, 2009) raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. On October 7, 2008 the Board of Directors of the FDIC adopted a restoration plan and proposed higher assessments on insured banks as well as adjustments to improve the risk-based assessment system. Under the proposal, the assessment rate schedule would be raised uniformly by seven basis points (annualized) beginning on January 1, 2009. Based on $8.26 billion of insurable deposits at September 30, 2008, this additional assessment of 7 basis points would increase the cost of our deposit insurance by $5.8 million on an annual basis.

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

Strong Competition Within Our Market Areas May Limit Our Growth and Profitability.

Competition in the banking and financial services industry is intense. In our market areas, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, money market funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Some of our competitors have greater name recognition and market presence that benefit them in attracting business, and offer certain services that we do not or cannot provide. In addition, larger competitors may be able to price loans and deposits more aggressively than we do. Troubled financials institutions also may significantly increase the interest rates paid to depositors as they pursue a retail deposit funding strategy when wholesale funding sources are not available to them, and we may have to pay increased rates in order to compete. Our profitability depends upon our continued ability to successfully compete in our market areas. For additional information see “Business—Third Federal Savings and Loan Association of Cleveland—Competition.”

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We operate from our main office in Cleveland, Ohio, our 37 branch offices located in Ohio and Florida and our eight loan production offices located in Ohio. Our branch offices are located in the Ohio counties of Cuyahoga, Lake, Lorain, Medina and Summit and in the Florida counties of Collier, Hillsborough, Lee, Miami-Dade, Palm Beach, Pasco, Pinellas and Sarasota. Our loan production offices are located in the Ohio counties of Franklin and Hamilton. The Company owns the building in which its home office and executive offices are located, and five other office locations. The net book value of our land, premises, equipment and software was $68.1 million at September 30, 2008.

Item 3.	Legal Proceedings

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

The Company answered the plaintiff’s complaint and moved for judgment on the pleadings. The trial court granted the Company’s motion and dismissed the action. The plaintiff appealed to the Eighth District Court of Appeals. On June 25, 2008, the appellate court reversed the trial court’s dismissal of the plaintiff’s complaint as to claims arising before September 15, 2004, the date that the relevant statute was amended to expressly give the Ohio Supreme Court exclusive jurisdiction over claims for the unauthorized practice of law.

On August 8, 2008, the Company appealed the decision of the Eighth District Court of Appeals to the Supreme Court of Ohio. Although the parties have filed memoranda regarding jurisdiction, the Ohio Supreme Court has not yet decided whether to accept or deny this appeal.

Likewise, on August 8, 2008, the Company filed a Complaint in Mandamus with the Ohio Supreme Court asking that the Court compel the Cuyahoga County Court of Appeals to follow its own local rules which require it to abide by a prior Eighth District panel decision absent an en banc hearing. Respondent has filed a Motion to Dismiss and Company has filed a Memorandum in Opposition. The Ohio Supreme Court has yet to rule on this matter.

As the court decisions and current litigation in this case center around procedural issues rather than substantive merit issues, we cannot predict an outcome, favorable or unfavorable, to the Company or to estimate the amount or range of any potential loss.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of our fiscal year.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Our common stock is listed and traded on the NASDAQ Global Select Market under the symbol “TFSL”. As of November 18, 2008, we had 10,495 shareholders of record, which number does not include persons or entities holding shares in “nominee” or “street” name through brokerage firms. Shares of our common stock began trading on April 23, 2007 following the completion of our initial public offering, which date is also the commencement date for the quarterly trading information, provided by NASDAQ and, included in the following table.

	Traded Market Prices
Fiscal 2007	High	Low	Dividends
Quarter ended June 30, 2007	$12.60	$11.35	$0.00
Quarter ended September 30, 2007	13.00	10.45	0.00
Quarter ended December 31, 2007	13.20	11.58	0.00
Quarter ended March 31, 2008	12.75	10.43	0.05
Quarter ended June 30, 2008	12.59	11.48	0.05
Quarter ended September 30, 2008	13.50	9.39	0.05

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

No assurances can be given that the Company will continue to pay dividends, nor can assurances be given that, if paid, such dividends will not be reduced or eliminated in the future. Special cash dividends, stock dividends or returns of capital, to the extent permitted by Office of Thrift Supervision policy and regulations, may be paid in addition to, or in lieu of, regular cash dividends, but no assurances can be given that such dividends will be paid.

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

Additionally, pursuant to Office of Thrift Supervision regulations, during the three-year period following our initial public stock offering, we may not take any action to declare an extraordinary dividend to shareholders that would be treated by recipients as a tax-free return of capital for federal income tax purposes.

Through September 30, 2008, Third Federal Savings, MHC, has waived its right to receive dividends. The waivers comply with regulatory authorization (in the form of non-objection) obtained by Third Federal Savings, MHC in November 2007. Such regulatory non-objection is subject to periodic regulatory review and no assurances can be given regarding future regulatory non-objection.

In the table and graph that follow, we have provided summary information regarding the performance of the cumulative total return of our common stock from our first trading date (April 23, 2007) through September 30, 2008, relative to the cumulative total return on stocks included in the (a) SNL Bank and Thrift Index; and (b) SNL Thrift Index in each case for the same period. The cumulative return data are presented in dollars, based on starting investments of $100 and assuming the reinvestment of dividends.

	Measurement Date
Index (with base price at 4/23/2007)	4/23/2007(*)	6/30/07	9/30/07	12/31/07	3/31/08	6/30/08	9/30/08
TFS Financial Corporation	100.00	97.88	109.75	101.27	102.44	99.10	107.51
SNL Bank and Thrift Index	100.00	97.21	93.70	77.38	70.52	53.93	66.75
SNL Thrift Index	100.00	97.08	90.71	63.68	60.73	50.23	46.72

(*)	—April 23, 2007 was the first day of trading following our initial public offering.
(a)	We did not sell any unregistered securities during the quarter ended September 30, 2008.
(b)	Not applicable
(c)	The following table summarizes our stock repurchase activity during the three months ended September 30, 2008 and the stock repurchase plans approved by our Board of Directors.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
July 1, 2008 through July 31, 2008	3,327,400	$11.14	3,327,400	6,789,600
August 1, 2008 through August 31, 2008	3,355,500	11.72	3,355,500	3,434,100
September 1, 2008 through September 30, 2008	3,719,300	12.62	3,719,300	4,714,800

Total	10,402,200	$11.86	10,402,200

(1)	On February 11, 2008, the Company announced its first stock repurchase plan of 15,800,000 shares. This repurchase plan commenced on April 21, 2008 and was completed on September 26, 2008.
(2)	On September 12, 2008, the Company announced its second stock repurchase program which authorizes the repurchase of up to an additional 5,000,000 shares of the Company’s outstanding common stock. This stock repurchase program commenced upon the completion of the first program on September 26, 2008. The Company intends to purchase shares on an ongoing basis, and purchases will be subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses of capital, and our financial performance. Repurchased shares will be held as treasury stock and be available for general corporate use. The program has 4,714,800 shares yet to be purchased as of September 30, 2008.

Item 6.	Selected Financial Data

	At September 30,
	2008	2007	2006	2005	2004
	(in thousands, except per share amounts)
Selected Financial Condition Data:
Total assets	$10,786,451	$10,278,029	$8,595,567	$8,913,820	$8,529,358
Cash and cash equivalents	132,379	829,715	252,927	120,320	165,169
Investment securities:
Available for sale	31,102	56,681	63,655	94,498	200,292
Held to maturity	817,750	823,815	67,319	93,314	133,163
Trading	—	—	—	—	—
Loans held for sale	200,670	107,962	314,956	542,480	400,448
Loans, net	9,208,736	8,073,707	7,477,041	7,620,721	7,245,136
Bank owned life insurance	151,294	144,498	139,260	133,650	128,009
Prepaid expenses and other assets	38,783	38,420	35,962	77,602	35,725
Deposits	8,261,101	8,141,215	7,401,077	7,054,248	7,254,493
Borrowed funds	498,028	—	25,103	717,378	214,326
Shareholders’ equity	1,843,652	1,986,201	1,012,594	973,874	914,023

	For the Years Ended September 30,
	2008	2007	2006	2005	2004
	(in thousands, except per share amounts)
Selected Data:
Interest income	$550,183	$537,725	$485,804	$418,757	$395,896
Interest expense	330,321	344,523	289,137	227,620	226,215

Net interest income	219,862	193,202	196,667	191,137	169,681
Provision for loan losses	34,500	9,600	6,050	6,000	5,522

Net interest income after provision for loan losses	185,362	183,602	190,617	185,137	164,159
Non-interest income (loss)(1)	47,780	51,389	(6,393)	35,081	51,145
Non-interest expenses(2)	151,447	191,109	122,515	123,208	133,511

Earnings before income tax expense	81,695	43,882	61,709	97,010	81,793
Income tax expense	27,205	18,271	18,170	32,502	26,326

Net earnings before income tax expense	$54,490	$25,611	$43,539	$64,508	$55,467

Earnings per share—basic and fully diluted	$0.17	$0.10	$0.19	$0.28	$0.24

(1)	Non-interest income in fiscal 2006 includes $47.1 million of losses on sales of loans incurred principally to improve our interest rate risk profile.
(2)	Non-interest expenses in fiscal 2007 include our $55 million charitable contribution to the Third Federal Foundation.

	At September 30,
	2008	2007	2006	2005	2004
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on average assets	0.52%	0.27%	0.50%	0.77%	0.66%
Return on average equity	2.74%	1.76%	4.34%	6.83%	6.29%
Interest rate spread(1)	1.45%	1.51%	2.01%	2.09%	1.82%
Net interest margin(2)	2.18%	2.13%	2.37%	2.38%	2.10%
Efficiency ratio(3)	56.59%	78.13%	64.39%	54.46%	60.46%
Noninterest expense to average total assets	1.45%	2.03%	1.41%	1.47%	1.59%
Average interest-earning assets to average interest-bearing liabilities	122.38%	116.47%	110.12%	110.23%	109.75%
Dividend payout ratio(4)	88.24%	—	—	—	—

Asset Quality Ratios:
Non-performing assets as a percent of total assets	1.73%	1.20%	1.01%	0.76%	0.47%
Non-performing loans as a percent of total loans	1.86%	1.39%	1.05%	0.78%	0.52%
Allowance for loan losses as a percent of non-performing loans	25.33%	22.12%	25.98%	30.42%	39.34%
Allowance for loan losses as a percent of total loans	0.47%	0.31%	0.27%	0.24%	0.20%

Capital Ratios:
Total risk-based capital (to risk weighted assets)
Third Federal Savings and Loan	17.55%	20.72%	15.00%	14.61%	13.59%
DeepGreen Bank	—	—	—	—	19.36%
Ohio Central Savings	—	—	—	—	13.80%
Tier 1 core capital (to adjusted tangible assets)
Third Federal Savings and Loan	12.05%	13.09%	10.35%	9.60%	9.43%
DeepGreen Bank	—	—	—	—	16.45%
Ohio Central Savings	—	—	—	—	6.74%
Tangible capital (to tangible assets)
Third Federal Savings and Loan	12.05%	13.09%	10.35%	14.34%	9.43%
DeepGreen Bank	—	—	—	—	16.45%
Ohio Central Savings	—	—	—	—	6.74%
Tier 1 risk-based capital (to risk weighted assets)
Third Federal Savings and Loan	17.27%	20.35%	14.69%	11.26%	13.36%
DeepGreen Bank	—	—	—	—	19.22%
Ohio Central Savings	—	—	—	—	13.00%

Average equity to average total assets	19.06%	15.51%	11.52%	11.26%	10.48%

Other Data:
Number of full service offices
Third Federal Savings and Loan	38	37	40	40	41
Ohio Central Savings	—	—	—	—	2

Loan production offices
Third Federal Savings and Loan	8	8	8	8	8

(1)	Represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the year.
(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the year.
(3)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.
(4)	Represents dividends paid per share divided by fully diluted earnings per share. Receipt of dividends on shares owned by Third Federal Savings, MHC has been waived and dividends are not paid on unallocated shares of the ESOP.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

The financial services industry continues to suffer high volatility and adverse financial conditions. Regionally high unemployment, widespread sub-prime mortgage lending, slumping residential real estate values, illiquid capital and credit markets, and a general lack of confidence in the financial service sector of the economy as a result of recent bank failures present challenges for us.

More than 85% of our assets consist of residential real estate loans and equity loans and lines of credit, the overwhelming majority of which were originated to borrowers in the States of Ohio and Florida. We have increased these assets by offering competitive interest rates and product features to customers in our marketplace. Part of this strategy involves programs such as our Lowest Rate Guarantee program (in which we will offer a better interest rate than a competitor’s interest rate for certain types of loans or give the loan applicant cash after they close a loan with another lender at a lower interest rate) and our Home Today program (where we provide our standard interest rates and flexible credit terms to borrowers who would not normally qualify for such loans). We also offer loan products and features such as high loan-to-value loans that do not require private mortgage insurance, and adjustable-rate mortgage loans that can convert to fixed-rate loans at no cost to the borrower.

We cannot control many aspects of the markets in which we compete but we do control the products we offer. We neither originate nor purchase any sub-prime or option ARM loans. However, through its Home Today program, the Association originates loans with standard terms to low- and moderate-income home buyers who might not qualify for such loans. Borrowers in the Home Today program are not charged higher fees or interest rates than non-Home Today borrowers. These loans are not interest only or negative amortizing and contain no low initial payment features or adjustable interest rates. Because the Association applies less stringent underwriting and credit standards to these loans, loans originated under the Home Today program have greater credit risk than traditional residential real estate mortgage loans.

Historically, we have tried to provide our customers with attractive rates of return on our deposit products. Our deposit products typically offer rates that are competitive with the rates on similar products offered by other financial institutions. We intend to continue this practice. Our high-yield checking and high-yield savings accounts, which represented 25% of our total deposits as of September 30, 2008, have provided us with funds that reprice in a manner similar to our equity lines of credit, which has assisted us in managing interest rate risk.

We continue to focus on managing operating expenses. Our ratio of non-interest expense to average assets was 1.45% for the fiscal year ended September 30, 2008, which was 58 basis points less than our ratio of 2.03% for the fiscal year ended September 30, 2007, with virtually all (53 basis points) of the decrease attributable to our $55 million contribution to form the Third Federal Foundation in the fiscal year ended September 30, 2007. As of September 30, 2008, our average assets per full-time employee and our average deposits per full-time employee were $11 million and $9 million, respectively, each of which is significantly higher than the averages for our peer group. Our average deposits held at our branch offices (an average of $223 million per branch office as of September 30, 2008) contribute to our expense management efforts by limiting the overhead costs of serving our deposit customers. We will continue our efforts to control operating expenses as we use the capital we received in the stock offering to grow our business.

We expect to expand our branch office network. Our initial focus is in Broward County, Florida, where we opened a full-service branch in Plantation in September 2008 and expect to add up to three new locations in early 2009, which will reduce/eliminate gaps in our footprint in that market area.

Critical Accounting Policies

Critical accounting policies are defined as those that involve significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that the most critical accounting policies upon which our financial condition and results of operations depend, and which involve the most complex subjective decisions or assessments, are our policies with respect to our allowance for loan losses, mortgage servicing rights, income taxes, pension benefits and stock-based compensation.

Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. The amount of the allowance is based on significant estimates and the ultimate losses may vary from such estimates as more information becomes available or conditions change. The methodology for determining the allowance for loan losses is considered a critical accounting policy by management due to the high degree of judgment involved, the subjectivity of the assumptions used and the potential for changes in the economic environment that could result in changes to the amount of the recorded allowance for loan losses. At September 30, 2008 the allowance for loan losses was $43.8 million or 0.47% of total loans. An increase or decrease of 10% in the allowance would result in a $4.4 million charge or credit, respectively to income before income taxes.

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

Income Taxes. We consider accounting for income taxes a critical accounting policy due to the subjective nature of certain estimates that are involved in the calculation. We use the asset/liability method of accounting for income taxes in which deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. We must assess the realization of the deferred tax asset and, to the extent that we believe that recovery is not likely, a valuation allowance is established. Adjustments to increase or decrease the valuation allowance are charged or credited, respectively, to income tax expense. During the fiscal year ended September 30, 2008, we reduced the required deferred tax valuation allowance with respect to the expected carry forward portion of our $55 million charitable contribution expense incurred in conjunction with the formation of the Third Federal Foundation from $4.0 million to $3.2 million. Although we have determined a valuation allowance is not required for any other deferred tax assets, there is no guarantee that those assets, nor the portion of deferred tax asset associated with the carryforward of our charitable contribution not subject to a valuation allowance, will be recognizable in the future.

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

Stock-based Compensation. We recognize the cost of associate and director services received in exchange for awards of equity instruments based on the grant date fair value of those awards in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We estimate the per share value of option grants using the Black-Scholes option-pricing model using assumptions for expected dividend yield, expected stock price volatility, risk-free interest rate and expected option term. These assumptions are subjective in nature, involve uncertainties, and therefore cannot be determined with precision.

The per share value of options is highly sensitive to changes in assumptions. In general, the per share fair value of options will move in the same direction as changes in the expected stock price volatility, risk-free interest rate and expected option term, and in the opposite direction as changes in expected dividend yield. For example, the per share fair value of options will generally increase as expected stock volatility increases, risk-free interest rate increases, expected option term increases and expected dividend yield decreases. The use of different assumptions or different option pricing models could result in materially different per share fair values of options.

Comparison of Financial Condition at September 30, 2008 and 2007

Total assets increased $508.4 million, or 5%, to $10.79 billion at September 30, 2008 from $10.28 billion at September 30, 2007. The growth in our assets was funded by a $498.0 million increase in borrowed funds along with a $119.9 million increase in deposits offset by a $142.0 million decrease in retained earnings.

Cash and cash equivalents decreased $697.3 million, or 84%, to $132.4 million at September 30, 2008 from $829.7 million at September 30, 2007, as we continued to redeploy our liquid assets into loan products that provide higher yields along with longer maturities.

Investment securities available for sale decreased $25.6 million, or 45%, to $31.1 million at September 30, 2008 from $56.7 million at September 30, 2007 as a result of normal principal repayments. No purchases of investment securities available for sale occurred in the current fiscal year. Investment securities held to maturity decreased $6.1 million, or less than 1% to $817.8 million from $823.8 million. Normal principal repayments and maturities more than offset purchases during the current fiscal year of $229.5 million. There were no sales of investment securities in the current fiscal year.

Loans, net, comprised primarily of mortgage loans held for investment increased $1.14 billion, or 14% to $9.21 billion at September 30, 2008 from $8.07 billion at September 30, 2007. This increase is attributed to the decision to retain more of our mortgage loan originations in our owned loan portfolio and thereby redeploying cash and cash equivalents into higher yielding assets and further utilizing the capital raised in the initial public stock offering to fund growth.

Our portfolio of real estate owned increased $4.2 million, or 42%, to $14.1 million at September 30, 2008, from $9.9 million at September 30, 2007. While the balance of real estate owned continues to comprise less than 0.2% of both our $10.79 billion of total assets as well as our $9.21 billion loan portfolio, the increase is nevertheless indicative of the current challenging economic environment and its negative impact on the residential housing market, which has been evidenced by increases in the balances of non-performing loans and loan charge-offs. Foreclosed properties are recorded at the lower of carrying value or fair value with charge-offs, if any, charged to the allowance for loan losses upon transfer to real estate owned. Fair value is monitored quarterly and any subsequent decline in fair value of real estate owned is recorded as a loss and reported in other non-interest expense. If unemployment in Ohio continues to rise in the future we expect the current high level of foreclosures will continue. As a result, it is possible the balance of real estate owned will increase.

Deposits increased $119.9 million, or 1%, to $8.26 billion at September 30, 2008 from $8.14 billion at September 30, 2007. The increase in deposits was the result of a $193.3 million increase in high-yield savings accounts (a subcategory of our savings accounts) along with a $282.7 million increase in certificates of deposit, offset by a $334.1 million decrease in our high yield-checking accounts combined with declines in other deposit products (other savings accounts and other NOW accounts) in the current fiscal year. Our high-yield savings account, the highest tier of which provides a competitive marketplace yield, was redesigned and actively marketed beginning in early March 2007. We have focused on promoting the high-yield savings accounts as well as high-yield checking accounts as we believe that these types of deposit products provide a stable source of funds. In addition, our high-yield checking and high-yield savings accounts are expected to reprice in a manner similar to our equity loan products, and therefore assist us in managing interest rate risk.

The $498.0 million increase in Federal Home Loan Bank advances can be attributed to a cash position in which we are a borrower. That transition to the status of a borrower primarily reflected the growth in the amount of mortgage loans that we held in our portfolio which: (1) increased $1.14 billion; (2) absorbed $0.70 billion of our balance of cash and cash equivalents; and (3) was only partially funded by our $0.12 billion increase in savings deposits. We had no borrowed funds at the end of fiscal year 2007.

Borrowers’ advances for insurance and taxes increased $8.0 million, or 20%, to $48.4 million at September 30, 2008 from $40.5 million at September 30, 2007. This increase can be attributed to the real estate taxes which are collected from borrowers and held until they are remitted to the appropriate taxing agencies.

The $2.8 million increase in principal, interest and related escrows owed on loans serviced, to $80.7 million at September 30, 2008 from $77.9 million at September 30, 2007, is related to the timing of when payments have been collected from borrowers for loans we service for other investors and when those funds are remitted to the investors and to the appropriate taxing agencies. This increase is the result of a $5.3 million increase in the retained tax payments collected from borrowers offset by a decrease of $2.5 million of principal and interest.

Accrued expenses and other liabilities increased $22.3 million to $54.6 million at September 30, 2008 from $32.2 million at September 30, 2007. This change reflects (1) the in-transit status of $7.4 million of real estate tax payments that have been collected from borrowers and are being remitted to various taxing agencies, (2) a $6.6 million payable related to the repurchase of common stock, (3) a $3.5 million increase in deferred compensation and accrued retirement and pension and (4) a $3.3 million increase in loss reserves at our subsidiary.

Shareholders’ equity decreased $142.5 million, to $1.84 billion at September 30, 2008 from $1.99 billion at September 30, 2007. This reflects $54.5 million of net income during the current fiscal year reduced by $192.7 million of repurchases of outstanding common stock and $13.8 million in dividends paid on our shares of common stock (other than the shares held by Third Federal Savings, MHC and unallocated ESOP shares) in the current fiscal year. The remainder reflects adjustments related to the allocation of shares of our common stock related to the ESOP and adjustments to our accumulated other comprehensive loss attributable primarily to the change in our pension obligation.

Analysis of Net Interest Income

Net interest income represents the difference between income we earn on our interest-earning assets and the expense we pay on interest-bearing liabilities. Net interest income depends on the volume of interest-earning assets and interest-bearing liabilities and the rates earned on such assets and paid on such liabilities.

Average balances and yields. The following table sets forth average balance sheets, average yields and costs, and certain other information at and for the fiscal years indicated. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances for the current fiscal year are daily average balances while the two prior fiscal year average balances are monthly average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense.

	For the Fiscal Years Ended September 30,
	2008			2007			2006
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold	$386,892	$14,485	3.74%	$736,711	$38,352	5.21%	$11,064	$579	5.23%
Other interest-bearing cash equivalents	51,606	1,797	3.48%	20,795	1,087	5.23%	21,149	245	1.16%
Investment securities	37,925	1,333	3.51%	54,365	2,191	4.03%	40,370	1,516	3.76%
Mortgage-backed securities	883,795	43,635	4.94%	429,244	23,161	5.40%	112,543	5,306	4.71%
Loans	8,706,421	486,940	5.59%	7,775,810	469,755	6.04%	8,056,105	474,100	5.88%
Federal Home Loan Bank stock	34,575	1,993	5.76%	52,334	3,179	6.07%	70,739	4,058	5.74%

Total interest-earning assets	10,101,214	550,183	5.45%	9,069,259	537,725	5.93%	8,311,970	485,804	5.84%

Noninterest-earning assets	344,725			332,323			388,936

Total assets	$10,445,939			$9,401,582			$8,700,906

Interest-bearing liabilities:
NOW accounts	$1,283,387	31,231	2.43%	$1,621,548	66,221	4.08%	$1,465,382	52,051	3.55%
Savings & subscription proceeds	1,261,396	37,571	2.98%	649,414	17,605	2.71%	380,876	3,545	0.93%
Certificates of deposit	5,638,716	259,997	4.61%	5,495,449	259,685	4.73%	5,360,232	219,595	4.10%
Federal Home Loan Bank advances	70,218	1,522	2.17%	20,274	1,012	4.99%	341,759	13,946	4.08%

Total interest-bearing liabilities	8,253,717	330,321	4.00%	7,786,685	344,523	4.42%	7,548,249	289,137	3.83%

Noninterest-bearing liabilities	201,287			156,930			150,480

Total liabilities	8,455,004			7,943,615			7,698,729
Shareholders’ equity	1,990,935			1,457,967			1,002,177

Total liabilities and Shareholders’ equity	$10,445,939			$9,401,582			$8,700,906

Net interest income		$219,862			$193,202			$196,667

Interest rate spread(1)			1.45%			1.51%			2.01%

Net interest-earning assets(2)	$1,847,497			$1,282,574			$763,721

Net interest margin(3)		2.18%			2.13%			2.37%

Average interest-earning assets to average interest-bearing liabilities	122.38%			116.47%			110.12%

(1)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by total interest-earning assets.

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

	2008 vs. 2007			2007 vs. 2006
	Increase (Decrease) Due to		Net	Increase (Decrease) Due to		Net
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:

Federal funds sold	$(14,997)	$(8,870)	$(23,867)	$37,776	$(3)	$37,773
Cash on hand and in banks	917	(207)	710	(4)	846	842
Investment securities	(603)	(255)	(858)	557	118	675
Mortgage-backed securities	22,260	(1,786)	20,474	16,983	872	17,855
Loans	45,237	(28,052)	17,185	(18,344)	13,999	(4,345)
Federal Home Loan Bank stock	(1,031)	(155)	(1,186)	(1,136)	257	(879)

Total interest-earning assets	51,783	(39,325)	12,458	35,832	16,089	51,921

Interest-bearing liabilities:
NOW accounts	(11,910)	(23,080)	(34,990)	5,892	8,278	14,170
Savings & subscription proceeds	18,073	1,893	19,966	3,787	10,273	14,060
Certificates of deposit	4,437	(4,125)	312	5,660	34,430	40,090
Federal Home Loan Bank Advances	662	(152)	510	(16,959)	4,025	(12,934)

Total interest-bearing liabilities	11,262	(25,464)	(14,202)	(1,620)	57,006	55,386

Net change in interest income	$40,521	$(13,861)	$26,660	$37,452	$(40,917)	$(3,465)

Comparison of Operating Results for the Fiscal Years Ended September 30, 2008 and 2007

General. Net income increased $28.9 million to $54.5 million in the twelve months ended September 30, 2008 as compared to $25.6 million in the twelve months ended September 30, 2007. This increase is attributed primarily to the $55 million pre-tax contribution expense in the prior year related to the formation of the Third Federal Foundation. Other factors that significantly impacted our earnings for the twelve month periods are described below.

Interest Income. Interest income increased $12.5 million, or 2%, to $550.2 million in the twelve months ended September 30, 2008 from $537.7 million in the same twelve month period ended September 30, 2007. The increase in interest income resulted from increases in interest income on loans and mortgage-backed securities partially offset by a decrease in interest income on federal funds.

Interest income on federal funds sold was $14.5 million in the fiscal year ended 2008, compared to $38.4 million in the prior fiscal year. The decrease resulted from a $349.8 million decrease in the average balance to $386.9 million from $736.7 million and lower market yields which were led by the actions of the Federal Reserve’s Open Market Committee, which lowered its federal funds target rate through a series of adjustments beginning in September 2007 and continuing through April 2008. The average yield on federal funds decreased 147 basis points to 3.74% from 5.21%. The lower average balance of federal funds reflects our deployment of lower yielding federal funds into higher yielding loan products and securities.

Interest income on mortgage-backed securities increased $20.5 million, to $43.6 million from $23.2 million in the prior fiscal year. The average balance of mortgage-backed securities increased $454.6 million to

$883.8 million from $429.2 million in the prior fiscal year. The increase in the average balance resulted primarily from reinvestment of the proceeds from our public stock offering. The average yield on mortgage-backed securities decreased 46 basis points to 4.94% compared to 5.40% in the prior fiscal year.

Interest income on loans increased $17.2 million, or 4%, to $486.9 million from $469.8 million when compared to the prior fiscal year. The increase can be attributed to a $930.6 million increase in the average balance of loans to $8.71 billion when compared to $7.78 billion in the prior fiscal year as we have deployed cash balances of federal funds into higher yielding loan products and have also reinvested net cash inflows from deposits and borrowings into loan products. This increase in interest income on loans was partially offset by a 45 basis point decrease in the yield during the current fiscal year to 5.59% from 6.04% in the prior fiscal year which resulted primarily from the reduction in the prime rate of interest that benchmarks the yield on our equity lines of credit loans.

Dividend income on Federal Home Loan Bank stock decreased $1.2 million to $2.0 million in the current fiscal year when compared to $3.2 million in the prior fiscal year. The average balance of Federal Home Loan Bank stock was $34.6 million, compared to $52.3 million in prior fiscal year. The $17.8 million decrease in the average balance of Federal Home Loan Bank stock was the result of a redemption of excess shares in March 2007.

Interest Expense. Interest expense decreased $14.2 million, or 4%, to $330.3 million in fiscal year 2008 from $344.5 million in the fiscal year 2007. The decrease in interest expense resulted primarily from a decrease in interest expense on NOW accounts which was partially offset by an increase in interest expense on savings accounts.

Interest expense on NOW accounts which includes our high yield checking accounts decreased $35.0 million, or 53%, to $31.2 million from $66.2 million in the prior fiscal year. The decrease was caused by a 165 basis point decrease in the average rate we paid on NOW accounts to 2.43% from 4.08% in the prior fiscal year. We decreased rates on deposits in response to decreases in short-term market interest rates. In addition, the average balance of NOW accounts decreased $338.1 million, or 21%, to $1.28 billion from $1.62 billion in the prior fiscal year as many customers converted their accounts to our new high-yield savings products.

Interest expense on savings accounts increased $20.0 million, to $37.6 million in fiscal year 2008 from $17.6 million in the prior fiscal year. The increase was caused primarily by a $612.0 million increase in the average balance to $1.26 billion from $649.4 million along with a 27 basis point increase in the average rate we paid to 2.98% in the current fiscal year. The increases in both average rate and average balance resulted primarily from the introduction in early March 2007 of a new high-yield savings account that offers depositors a competitive yield.

Net Interest Income. Net interest income increased by $26.7 million, or 14%, to $219.9 million for the twelve months ended September 30, 2008 from $193.2 million for the twelve months ended September 30, 2007. The increase resulted primarily from the increase of $564.9 million in average net interest earning assets, to $1.85 billion in the current fiscal year from $1.28 billion during the prior fiscal year, growth which was made possible by the capital raised from our initial public offering which was completed in April 2007. The increase in the average balance of net interest earning assets also favorably impacted our interest rate margin which increased to 2.18% during the current fiscal year from 2.13% during the last fiscal year. Moving in a contradictory manner however, was our net interest rate spread which decreased six basis points to 1.45% for the current fiscal year from 1.51% in the prior fiscal year. That decrease resulted primarily from the turmoil in the financial markets related to the impact that losses on sub-prime loans had on the ability of certain financial institutions to generate funding sources. The challenges that those institutions faced in maintaining their funding sources, particularly in the wholesale markets, caused them to become extremely aggressive participants in the retail deposit gathering marketplace, and that aggression resulted in higher interest rates, particularly in shorter terms, offered to deposit customers. In order to compete, retain customers and attract new customers, the

Company offered higher rates on its deposit products, and those higher rates had the net effect of preventing our cost of funds from decreasing as quickly as our yield on interest earning assets.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level we consider necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. In determining the level of the allowance for loan losses, we consider past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of non-performing and other classified loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or conditions change. We assess the allowance for loan losses on a quarterly basis and make provisions for loan losses in order to maintain the allowance. In recent months, increasing unemployment levels and rising fuel and food prices challenged our borrowers’ ability to repay their loans at a time when deteriorating housing prices, in part as a consequence of the sub-prime mortgage market meltdown and the sale of foreclosed housing stocks by national mortgage lenders, make it difficult to sell their homes. This limits the ability of many borrowers to self-cure a delinquency.

We recorded a provision for loan losses of $34.5 million for the twelve months ended September 30, 2008 and a provision of $9.6 million for twelve months ended September 30, 2007. Beginning as of June 30, 2008, with quarterly updates thereafter, the provision for loan losses reflect the results of our expanded loan level evaluation of equity lines of credit which are delinquent 90 or more days. The provisions recorded exceeded net charge-offs of $15.8 million and $5.2 million for the fiscal years ended September 30, 2008 and 2007, respectively. We expect that, as the equity lines of credit that were the subject of our expanded evaluation are resolved, we will realize an increase in net charge-offs that will be applied against the allowance. The allowance for loan losses was $43.8 million or 0.47% of total loans receivable at September 30, 2008, compared to $25.1 million, or 0.31% of total loans receivable, at September 30, 2007. We increased the allowance for loan losses to address the increased risk related to an increase in non-performing loans, higher foreclosure rates, slumping residential housing values and in response to the results of our expanded evaluation of equity lines of credit delinquent 90 days or more. Non-performing loans increased by $59.3 million to $172.9 million, or 1.86% of total loans, at September 30, 2008 from $113.5 million, or 1.39% of total loans, at September 30, 2007.

We continue to use a consistent methodology in assessing the adequacy of our allowance for loan losses. We believe we have recorded all losses that are both probable and reasonable to estimate for the twelve months ended September 30, 2008 and 2007.

Non-Interest Income. Non-interest income decreased $3.6 million to $47.8 million for the twelve months ended September 30, 2008 from $51.4 million for the twelve months ended September 30, 2007. We had net gains of $3.9 million on loan sales in the current fiscal year, compared to $15 thousand of gains in the prior fiscal year. Net income on private equity investments decreased $1.9 million, to $3.5 million from $5.4 million in the prior fiscal year. This decrease primarily reflected the change in gains from the disposition of private equity fund investments in the current and prior fiscal years. Additionally, other non-interest income decreased $5.9 million, to $6.7 million in the current fiscal year, from $12.5 million in the prior fiscal year. This decrease was due to a $3.2 million gain recognized in connection with the sale, during fiscal year 2007, of a commercial office building owned by our Hazelmere subsidiary, a company that invests in commercial office buildings and leases them to unaffiliated parties. Rental income in the current fiscal year decreased $1.2 million due to the sale of the aforementioned office building. We also experienced a decrease of $1.7 million due to the reduction in rebates from our official check provider when compared to the prior fiscal year.

Non-Interest Expense. Non-interest expense decreased $39.7 million, or 21%, to $151.4 million for the twelve months ended September 30, 2008 from $191.1 million for the twelve months ended September 30, 2007. The decrease resulted primarily from the $55 million, pre-tax charitable contribution to the Foundation made in conjunction with our public stock offering in April 2007 offset by increases in salaries and employee benefit expense, in federal insurance premiums, state franchise tax and in other operating expenses.

Federal insurance premiums increased $3.0 million to $5.4 million for the twelve months ended September 30, 2008 from $2.4 million for the twelve months ended September 30, 2007. The use of available credits in the prior year kept the premiums paid lower when compared to the current year. As result of the proposal adopted by the FDIC on October 7, 2008, we expect the premiums paid in fiscal 2009 to increase significantly over the premiums paid in fiscal 2008.

State franchise tax increased $2.3 million, or 74% to $5.4 million from $3.1 million in the same period last year. State franchise tax in Ohio, where our principal subsidiary operates, is calculated based on equity. Equity increased significantly as a result of the initial public stock offering and as a result our franchise tax liability increased.

Real estate owned expense, net increased $3.7 million, or 145%, to $6.3 million from $2.6 million in the prior fiscal year. This change can be attributed to the expenses, disposition costs and losses associated with real estate owned parcels acquired through foreclosure. The foreclosure rate was higher, consistent with delinquency trends. Costs and losses were greater due to deteriorating property conditions and slumping housing values, linked we believe to wholesale dumping of housing stock by troubled national mortgage lenders. This situation is likely to continue.

Other operating expenses increased $3.2 million, or 15%, to $25.0 million from $21.8 million in the prior fiscal year. Costs associated with being a public company increased $956 thousand, the provision for mortgage reinsurance claims at our captive insurance subsidiary increased $788 thousand, expense to order credit reports increased $606 thousand, and postage/courier fees increased $529 thousand.

Income Tax Expense. The provision for income taxes was $27.2 million for the twelve months ended September 30, 2008, compared to $18.3 million for the twelve months ended September 30, 2007, reflecting an $37.8 million increase in pre-tax income between the twelve month periods. Our effective tax rate was 33.3% for the twelve months ended September 30, 2008 as compared to 41.6% for the prior fiscal year. Our effective tax rate was below the federal statutory rate of 35.0% in 2008 largely because of the beneficial effect of owning bank-owned life insurance. Our effective tax rate was higher than the federal statutory rate in 2007 because we established a deferred tax asset valuation allowance of $4.0 million related to the utilization of our charitable contribution deduction carryforward which arose in connection with our $55.0 million contribution to Third Federal Foundation.

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

Interest income on federal funds sold was $38.4 million for the twelve months ended September 30, 2007, compared to $579 thousand for the twelve months ended September 30, 2006. The increase resulted from our maintaining higher levels of liquid assets during the twelve months ended September 30, 2008, as our average balance of federal funds sold was $736.7 million for the twelve months ended September 30, 2007 compared to $11.1 million for the twelve months ended September 30, 2006. The higher average balances resulted from the combined effect of significant loan sales during the fourth quarter of fiscal 2006, the proceeds of our stock offering, which was completed in April 2007, and the success of our deposit gathering efforts during the twelve months ended September 30, 2007. The average yield on federal funds sold remained relatively constant, only decreasing 2 basis points to 5.21% for the twelve months ended September 30, 2007 from 5.23% for the twelve months ended September 30, 2006.

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

Interest expense on savings accounts and subscription proceeds increased $14.1 million, to $17.6 million for the twelve months ended September 30, 2007 from $3.5 million for the twelve months ended September 30, 2006. The increase was caused by a combination of (1) a 178 basis point increase in the average rate we paid on these accounts to 2.71% for the twelve months ended September 30, 2007 from 0.93% for the twelve months ended September 30, 2006; and (2) a $268.5 million increase in the average balance of these accounts to $649.4 million for the twelve months ended September 30, 2007 from $380.9 million for the twelve months ended September 30, 2006. The increases in both average rate and average balance resulted primarily from the introduction in early March 2007 of a new high yield savings account that offered depositors very competitive yields. The yield as of September 30, 2007 was 4.75%. The impact of subscription proceeds on interest expense was relatively modest $0.7 million, for the 2007 fiscal year, of course, no impact during fiscal 2006. We increased rates on deposits in response to increases in market interest rates.

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

Based on our evaluation of the above factors, we recorded a provision for loan losses of $9.6 million for the twelve months ended September 30, 2007 and a provision of $6.05 million for the twelve months ended September 30, 2006. The provisions recorded reflected net charge-offs of $5.2 million and $3.9 million for the twelve months ended September 30, 2007 and 2006, respectively. The allowance for loan losses was $25.1 million, or 0.31% of total loans receivable, at September 30, 2007, compared to $20.7 million, or 0.27% of total loans receivable, at September 30, 2006. We increased the allowance for loan losses to reflect an increase in non-performing loans from September 30, 2006 to September 30, 2007. Nonperforming loans increased by $33.8 million to $113.5 million, or 1.39% of total loans, at September 30, 2008 from $79.7 million, or 1.05% of total loans, at September 30, 2006. The increase in nonperforming loans occurred primarily in our residential real estate mortgage loan portfolio, and our equity loans and lines of credit. Of the $14.8 million increase in non-performing residential real estate loans, $15.5 million pertained to loans originated through our Home Today program. The $15.6 million increase in our equity loans and lines of credit portfolio reflects the general economic slowdown as well as the softening of the residential real estate markets. Of our nonperforming loans, we had previously reported that we had one impaired loan with a principal balance of $2.3 million. During the fourth quarter of the fiscal year ended September 30, 2007, this loan was paid off and resulted in a charge-off of $517 thousand which was applied against a specific loan loss reserve of $698 thousand that had previously been established for this loan.

We continue to use a consistent, conservative methodology in assessing the adequacy of our allowance for loan losses. We believe we have recorded all losses that are both probable and reasonable to estimate for the twelve months ended September 30, 2007 and 2006.

Non-Interest Income. Non-interest income increased $57.8 million to $51.4 million for the twelve months ended September 30, 2007 from a loss of $6.4 million for the twelve months ended September 30, 2006. The increase was primarily caused by our recognizing gains of $15 thousand on loan sales for the twelve months ended September 30, 2007, compared to $47.1 million of losses for the twelve months ended September 30, 2006. The increase was also caused by an increase in net income on private equity investments of $4.5 million, to $5.4 million for the twelve months ended September 30, 2007 from $0.9 million for the twelve months ended September 30, 2006. This increase primarily reflected gains from the disposition of private equity fund investments. Additionally, the other category increased $2.3 million, to $12.5 million for the twelve months ended September 30, 2007, from $10.2 million for the twelve months ended September 30, 2006. This increase was due to a $3.2 million gain recognized in connection with the sale, during 2007, of a commercial office building owned by our Hazelmere subsidiary, a company that invests in commercial office buildings and leases them to unaffiliated parties.

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

Real estate owned expense, net increase $2.0 million or 364%, to $2.6 million during the twelve months ended September 30, 2007 from $552 thousand. This increase, which includes the expenses, disposition costs and losses associated with real estate owned parcels can be attributed to an increase in foreclosures in the twelve months ended September 30, 2007.

Other operating expenses increased $3.7 million, or 20%, to $21.8 million for the twelve months ended September 30, 2007 from $18.1 million for the twelve months ended September 30, 2006. Of the changes in this category, the largest was an increase of $2.4 million during the twelve months ended September 30, 2007 when compared to the twelve months ended September 30, 2006 in the provision for mortgage reinsurance claims at our captive insurance subsidiary. Followed by an increase of $642 thousand during the twelve months ended September 30, 2007 in legal and professional fees which primarily reflected the cost of preparing the organization for the reporting and disclosure requirements of a public company.

Income Tax Expense. The provision for income taxes was $18.3 million for the twelve months ended September 30, 2007, compared to $18.2 million for the twelve months ended September 30, 2006, despite a decrease in pre-tax income between the twelve-month periods. Our effective tax rate was 41.6% for the twelve months ended September 30, 2007 as compared to 29.4% for the twelve months ended September 30, 2006 and differs from the effective Federal tax rate of 35.0% for several reasons. In fiscal 2007, we established a deferred tax asset valuation allowance of $4 million related to the utilization of our charitable contribution deduction carryforward which arose in connection with our $55 million contribution to the Foundation. This deferred tax asset valuation allowance increased our effective income tax rate by 9.1%. Additionally, in fiscal 2007, we transferred our tax domicile for the Company from Delaware to Ohio and incurred Ohio state income taxes (an income that arose primarily from the reinvestment of our stock offering proceeds) that increased our effective income tax rate by 2.6%. These two items were applicable to fiscal 2007 and did not exist during fiscal 2006. Reducing our effective income tax rate in both fiscal 2007 and 2006 was the beneficial effect of our ownership of bank-owned life insurance.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan sales, loan repayments, advances from the FHLB of Cincinnati, and maturities and sales of securities. In addition, we have the ability to obtain collateralized borrowings in the wholesale markets. Of course, in April 2007, access to the equity capital markets had a dramatic impact on our liquidity as evidenced by the $886 million net proceeds from our stock offering. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Association’s Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We seek to maintain a minimum liquidity ratio of 2% or greater (which we compute as the sum of cash and cash equivalents plus unpledged investment securities for which ready markets exist, divided by total assets). For the fiscal year ended September 30, 2008, our liquidity ratio averaged 12.7%. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2008.

We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities and the objectives of our asset/liability management program.

Excess liquid assets are generally invested in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2008, cash and cash equivalents totaled $132.4 million. Because we originate a significant amount of loans that qualify for sale in the secondary market, our loans held for sale represent highly liquid assets. At September 30, 2008, we had $200.7 million of loans classified as held for sale. During the fiscal year ended September 30, 2008, we sold $774.7 million of long-term, fixed rate loans. The recent placement of Fannie Mae and Freddie Mac under the control of the U.S. Treasury department has restored order and liquidity to this market and we expect to continue to be able to sell fixed-rate loans. Investment securities classified as available-for-sale, which provide additional sources of liquidity, totaled $31.1 million at September 30, 2008. Also, at September 30, 2008 we had borrowed $498.0 million from the FHLB of Cincinnati.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in the Consolidated Financial Statements.

At September 30, 2008, we had $483.4 million in loan commitments outstanding. In addition to commitments to originate loans, we had $2.5 billion in unused lines of credit to borrowers. Certificates of deposit due within one year of September 30, 2008 totaled $3.67 billion, or 44.5% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, other deposit products, including certificates of deposit, Federal Home Loan Bank advances, or other collateralized borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2009. We believe, however, based on past experience, that a significant portion of such deposits will remain with us. Generally, we have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity is originating residential mortgage loans. During the fiscal year ended September 30, 2008, we originated $2.03 billion of loans, and during the fiscal year ended September 30, 2007, we originated $1.77 billion of loans. We purchased $229.5 million of securities during the fiscal year ended September 30, 2008, and $849.8 million during the fiscal year ended September 30, 2007.

Financing activities consist primarily of activity in deposit accounts and, to a lesser extent, Federal Home Loan Bank advances. We experienced a net increase in total deposits of $119.9 million for the fiscal year ended September 30, 2008 compared to a net increase of $740.1 million for the fiscal year ended September 30, 2007. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of Cincinnati, which provide an additional source of funds. At September 30, 2008 we had $498.0 million of FHLB of Cincinnati advances whereas at September 30, 2007 we had no outstanding advances. During the fiscal year ended September 30, 2008, we had average outstanding advances with the FHLB of Cincinnati of $70.2 million as compared to $20.3 million for fiscal year 2007. At September 30, 2008 we had the ability to immediately borrow an additional $499.8 million from the FHLB of Cincinnati. From the perspective of collateral value securing advances, our capacity limit for additional borrowings from the FHLB Cincinnati at September 30, 2008 was $2.20 billion, subject to satisfaction of the FHLB Cincinnati common stock ownership requirement. To satisfy the common stock ownership requirement we would have to increase our ownership of FHLB Cincinnati common stock by an additional $34.1 million.

Third Federal Savings and Loan is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2008, Third Federal Savings and Loan exceeded all regulatory capital requirements. Third Federal Savings and Loan is considered “well capitalized” under regulatory guidelines.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. In addition, we routinely enter into commitments to securitize and sell mortgage loans. For additional information, see Note 15 of the Notes to our Consolidated Financial Statements.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities and agreements with respect to investments.

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at September 30, 2008. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments due by period
Contractual Obligations	Less than One year		One to Three years	Three to Five years	More than Five years	Total
	(In thousands)
Federal Home Loan Bank advances	$498,028		$—	$—	$—	$498,028
Operating leases	3,966		6,312	4,779	3,388	18,445
Purchase obligations	10,506		—	—	—	10,506
Certificates of deposit(1)	3,676,413		997,741	1,128,091	142,749	5,944,994
Private equity investments	13,913		—	—	—	13,913

Total	$4,202,826		$1,004,053	$1,132,870	$146,137	$6,485,886

Commitments to extend credit	$2,937,149	(2)	$6,957	$—	$—	$2,944,106

(1)	Includes accrued interest payable at September 30, 2008.
(2)	Includes the unused portion of equity lines of credit of $2.4 billion.

The Company provides mortgage reinsurance on certain mortgage loans in its own portfolio, including Home Today loans, and loans in its servicing portfolio through contracts with two primary mortgage insurance companies. Under these contracts, the Company absorbs mortgage insurance losses in excess of a specified percentage of the principal balance of a given pool of loans, subject to a contractual limit, in exchange for a portion of the pools’ mortgage insurance premiums. As of September 30, 2008, approximately $603.1 million of mortgage loans in our portfolios was covered by such mortgage reinsurance contracts. At September 30, 2008, the maximum losses under the reinsurance contracts were limited to $17.0 million. The Company has incurred $95 thousand in losses under these reinsurance contracts and provided a liability for estimated losses totaling $5.8 million as of September 30, 2008. Management believes it has made adequate provision for estimated losses.

The Company is party to an equity investment sale agreement that in effect obligates the Company to make a loan secured by equity securities. In November 2008, the Company settled this commitment by originating a loan for $1.5 million.

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

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. Emerging Issues Task Force (EITF) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1). FSP EITF 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities, and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those periods. The Company has not yet determined the effect of adopting FSP EITF 03-6-1 on its consolidated financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in accordance with generally accepted accounting principles in the United States. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s (SEC) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The amendment to AU Section 411 was approved by the SEC on September 16, 2008. The Company does not expect the adoption of SFAS 162 to have a material effect on its consolidated financial statements.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS 141R expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS 141R is effective for the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 141R to have a material effect on its consolidated financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (SAB 110), which expresses the views of the SEC regarding the use of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), Share-Based

Payment. The SEC concluded that a company could, under certain circumstances, continue to use the simplified method for share option grants after December 31, 2007. The Company adopted the use of the “simplified” method for share options issued during 2008. The adoption did not have a material effect on its consolidated financial statements.

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

In June 2007, the FASB ratified EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (EITF 06-11). The issue addresses how an entity should recognize the income tax benefit received on dividends that are (a) paid to employees holding equity-classified nonvested shares, equity-classified nonvested share units, or equity-classified outstanding share options and (b) charged to retained earnings under Statement 123(R). The Task Force concluded that the realized income tax benefit should be recognized as an increase to additional paid-in capital and included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. EITF 06-11 is effective for prospective application to dividends that are declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The Company adopted EITF 06-11 on October 1, 2008 for dividends declared on share-based payment awards subsequent to this date. The adoption is not expected to have a material effect on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 provides all entities, including not-for-profit organizations, with the option of reporting selected financial assets and liabilities at fair value. The objective of SFAS 159 is to improve financial reporting by providing opportunities to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Most of the provisions in this statement apply only to entities which elect to adopt SFAS 159. However the amendment to FASB Statement No. 115, Accounting for Certain Investment in Debt and Equity Securities, applies to entities with available for sale and trading securities, and requires an entity to present separately fair value and non-fair value securities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. As of October 1, 2008, the Company elected to apply the provisions of SFAS 159 to mortgage loans reported as held for sale and subject to securitization contracts with a trade date on or after October 1, 2008. This election did not result in a cumulative-effect adjustment to retained earnings and is not expected to have a material effect on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of SFAS 157, guidance for applying fair value was incorporated in several pronouncements. SFAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the fair value measure of assets and liabilities. SFAS 157 also emphasizes that fair value is a market-based measurement, not an entity specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS 157, fair value measurements are disclosed by level within that hierarchy. While SFAS 157 does not add any new fair value measurements, it does change current practice. Changes to current practice include: (1) a requirement for an entity to include its own credit rating in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction if the restriction lapses within one year. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2). FSP FAS 157-2 partially defers the effective date of SFAS 157 for one year for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In October 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active. FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active. The Company is evaluating the effect of adopting the provisions deferred by FSP FAS 157-2 on its consolidated financial statements. The Company adopted SFAS 157 and FSP FAS 157-3 on October 1, 2008. The adoption is not expected to have a material effect on its consolidated financial statements.

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

During 2008, 2007 and 2006, $744.7 million, $894.5 million and $2.23 billion, respectively, of long-term, fixed rate mortgage loans were securitized and sold. These sales were undertaken to improve our interest rate risk position in the event that market interest rates increased.

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

The table below sets forth, as of September 30, 2008, the Office of Thrift Supervision’s calculation of the estimated changes in the NPV of the Association that would result from the designated instantaneous changes in the United States Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Change in Interest Rates (basis points)(1)	Estimated NPV(2)	Estimated Increase (Decrease) in NPV		NPV as a Percentage of Present Value of Assets(3)

				NPV Ratio(4)	Increase (Decrease) (basis points)
		Amount	Percent
	(Dollars in thousands)
+300	$850,566	$(483,038)	-36%	8.28%	-384
+200	$1,027,746	$(305,858)	-23%	9.76%	-236
+100	$1,198,031	$(135,573)	-10%	11.12%	-101
—	$1,333,605	—	—	12.12%	—
-100	$1,376,189	$42,585	3%	12.36%	23

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at September 30, 2008, in the event of an increase of 200 basis points in all interest rates, the Association would experience a 23% decrease in NPV. In the event of a 100 basis point decrease in interest rates, the Association would experience a 3% increase in NPV.

The following table is based on the calculations contained in the previous table, and sets forth the change in the NPV at a +200 basis point rate of shock at September 30, 2008 and 2007 (by regulation the Association must measure and manage its interest rate risk for an interest rate shock of +/-200 basis points, whichever produces the largest decline in NPV).

	At September 30,
Risk Measure +200 bp Rate Shock	2008	2007

Pre-Shock NPV Ratio	12.12%	14.18%
Post-Shock NPV Ratio	9.76%	11.30%
Sesitivity Measure in basis points	236	(289)

The following table presents our internal calculations of the estimated changes in the Association’s NPV at September 30, 2008 and 2007 that would result from the designated instantaneous changes in the United States Treasury yield curve.

Change in Interest Rates (basis points)(1)	NPV as a Percentage of Present Value of Assets(2)
	NPV Ratio(3) at September 30,
	2008	2007
+300	9.53%	9.24%
+200	11.24%	11.13%
+100	12.89%	12.98%
—	14.39%	14.62%
-100	15.03%	15.52%
-200	14.43%	15.13%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(3)	NPV Ratio represents NPV divided by the present value of assets.

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

Net Interest Income. In addition to NPV calculations, we analyze our sensitivity to changes in interest rates through our internal net interest income model. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what our net interest income would be for a twelve-month period using Office of Thrift Supervision Pricing Tables for assumptions such as loan prepayment rates and deposit decay rates, and the Bloomberg forward yield curve for assumptions as to projected interest rates. We then calculate what the net interest income would be for the same period in the event of an instantaneous 200 basis point increase in market interest rates. As of September 30, 2008, we estimated that our net interest income for the twelve months ending September 30, 2008 would decrease by 21% in the event of an instantaneous 200 basis point increase in market interest rates.

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

Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report Regarding Internal Control Over Financial Reporting

The Company’s management team is responsible for establishing and maintaining adequate internal control over financial reporting as such terms are defined in Rule 13a-15(f) of the Exchange Act of 1934. Our system of internal controls is designed to provide reasonable assurance that the financial statements that we provide to the public are fairly presented.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Accordingly, absolute assurance cannot be provided that the effectiveness of the internal control systems may become inadequate in future periods because of changes in conditions, or because the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008. In making this assessment, the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework was utilized. Based on this assessment, management believes that, as of September 30, 2008, the Company’s internal control over financial reporting is effective.

The Company’s independent registered public accountants have issued an attestation report on the Company’s internal control over financial reporting.

The Sarbanes-Oxley Act Section 302 Certifications have been filed as Exhibit 31.1 and Exhibit 31.2 to this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

TFS Financial Corporation

Cleveland, OH

We have audited the internal control over financial reporting of TFS Financial Corporation and subsidiaries (the “Company”) as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report Regarding Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 30, 2008 of the Company and our report dated November 25, 2008, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the adoption of Statement of Financial Accounting Standards No. 158.

/s/    Deloitte & Touche LLP

Cleveland, OH

November 25, 2008

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Incorporated by reference from the Notice of Annual Meeting and Proxy Statement for the 2009 Annual Meeting of Shareholders (the “Proxy Statement”) sections entitled “Proposal One: Election of Directors,” “Executive Compensation,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance.” Such information will be filed with the SEC no later than 120 days after the end of the fiscal year covered by this report.

Item 11.	Executive Compensation

Incorporated by reference from the sections of the Proxy Statement entitled “Executive Compensation” and “Director Compensation.” Such information will be filed with the SEC no later than 120 days after the end of the fiscal year covered by this report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the section of the Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management.” Such information will be filed with the SEC no later than 120 days after the end of the fiscal year covered by this report.

The Company’s only equity compensation program that was not approved by shareholders is its employee stock ownership plan which was established in conjunction with our initial stock offering completed in April 2007.

The following table provides information as of September 30, 2008 regarding our 2008 Equity Incentive Plan that was approved by shareholders on May 29, 2008:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Rights and Warrants	Weighted-Average Exercise Price of Outstanding Options, Rights and Warrants		Number of Shares Remaining Available for Future Issuance Under the Plan
Equity Compensation Plans
Approved by Stockholders	5,914,525	$8.20	(1)	17,085,475

Equity Compensation Plans
Not Approved by Stockholders	N/A	N/A		N/A

Total	5,914,525	$8.20		17,085,475

(1)	Weighted–Average Exercise Price of Outstanding Options, Rights and Warrants is calculated using 1,780,950 shares of restricted stock awards at $0.00 and 4,133,575 shares of stock option awards at $11.74.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference from the sections of the Proxy Statement entitled “Certain Relationships and Related Transactions” and “Corporate Governance.” Such information will be filed with the SEC no later than 120 days after the end of the fiscal year covered by this report.

Item 14.	Principal Accounting Fees and Services

Incorporated by reference from the section of the Proxy Statement entitled “Fees Paid to Deloitte & Touche LLP.” Such information will be filed with the SEC no later than 120 days after the end of the fiscal year covered by this report.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

TFS Financial Corporation

Cleveland, OH

We have audited the accompanying consolidated statements of condition of TFS Financial Corporation and subsidiaries (the “Company”) as of September 30, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TFS Financial Corporation and subsidiaries as of September 30, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 13 to the financial statements, in 2006 the Company changed its method of accounting for employee benefit plans to conform to Statement of Financial Accounting Standards No. 158.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 25, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/    Deloitte & Touche LLP

Cleveland, OH

November 25, 2008

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

As of September 30, 2008 and 2007

(In thousands, except share data)

	2008	2007
ASSETS

Cash and due from banks	$57,888	$45,666
Federal funds sold	—	598,400
Other interest-bearing cash equivalents	74,491	185,649

Cash and cash equivalents	132,379	829,715

Investment securities:
Available for sale (amortized cost $30,861 and $57,025, respectively)	31,102	56,681
Held to maturity (fair value $820,047 and $825,342, respectively)	817,750	823,815

	848,852	880,496

Mortgage loans held for sale, at lower of cost or market	200,670	107,962
Loans held for investment, net:
Mortgage loans	9,259,529	8,103,300
Other loans	7,599	14,692
Deferred loan fees, net	(14,596)	(19,174)
Allowance for loan losses	(43,796)	(25,111)

Loans, net	9,208,736	8,073,707

Mortgage loan servicing assets, net	41,526	41,064
Federal Home Loan Bank stock, at cost	35,620	34,231
Real estate owned	14,108	9,903
Premises, equipment, and software, net	68,112	69,669
Accrued interest receivable	46,371	48,364
Bank owned life insurance contracts	151,294	144,498
Other assets	38,783	38,420

TOTAL ASSETS	$10,786,451	$10,278,029

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$8,261,101	$8,141,215
Federal Home Loan Bank advances	498,028	—
Borrowers’ advances for insurance and taxes	48,439	40,481
Principal, interest, and related escrow owed on loans serviced	80,675	77,908
Accrued expenses and other liabilities	54,556	32,224

Total liabilities	8,942,799	8,291,828

Commitments and contingent liabilities

Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 332,318,750 shares issued; 316,233,550 and 332,318,750 outstanding at September 30, 2008 and September 30, 2007, respectively	3,323	3,323

Paid-in capital	1,672,953	1,668,215
Treasury Stock, at cost; 16,085,200 shares at September 30, 2008	(192,662)	—
Unallocated ESOP shares	(93,545)	(100,597)
Retained earnings—substantially restricted	462,190	421,503
Accumulated other comprehensive loss	(8,607)	(6,243)

Total shareholders’ equity	1,843,652	1,986,201

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,786,451	$10,278,029

See accompanying notes to consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For each of the three years in the period ended September 30, 2008

(In thousands, except share and per share data)

	2008	2007	2006
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$486,940	$469,755	$474,100
Investment securities available for sale	1,721	2,575	3,046
Investment securities held to maturity	43,247	22,777	3,776
Federal funds sold	14,485	38,352	579
Other interest earning assets	3,790	4,266	4,303

Total interest income	550,183	537,725	485,804

INTEREST EXPENSE:
Deposits	328,799	343,511	275,191
Federal Home Loan Bank advances	1,522	1,012	13,946

Total interest expense	330,321	344,523	289,137

NET INTEREST INCOME	219,862	193,202	196,667

PROVISION FOR LOAN LOSSES	34,500	9,600	6,050

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	185,362	183,602	190,617

NON-INTEREST INCOME (LOSS)
Fees and service charges	25,445	25,314	22,612
Net gain (loss) on the sale of loans	3,896	15	(47,087)
Increase in and death benefits from bank owned life insurance contracts	8,297	8,090	6,983
Net income on private equity investments	3,490	5,431	856
Other	6,652	12,539	10,243

Total non-interest income (loss)	47,780	51,389	(6,393)

NON-INTEREST EXPENSE:
Salaries and employee benefits	75,919	72,996	68,372
Marketing services	14,147	13,528	10,942
Office property, equipment, and software	19,297	19,709	18,394
Federal insurance premium	5,377	2,401	2,297
State franchise tax	5,411	3,110	3,876
Contribution to charitable foundation	—	55,000	—
Real estate owned expense, net	6,287	2,563	552
Other operating expenses	25,009	21,802	18,082

Total non-interest expense	151,447	191,109	122,515

INCOME BEFORE INCOME TAXES	81,695	43,882	61,709

INCOME TAX EXPENSE	27,205	18,271	18,170

NET INCOME	$54,490	$25,611	$43,539

Earnings per share—basic and fully diluted	$0.17	$0.10	$0.19

Weighted average shares outstanding
Basic	319,386,915	269,513,427	227,119,132
Diluted	319,502,094	269,513,427	227,119,132

See accompanying notes to consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For each of the three years in the period ended September 30, 2008

(In thousands)

						Accumulated other comprehensive income (loss)
	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Unrealized gains/(losses) on securities	Pension liability or obligation	Total shareholders’ equity
Balance at September 30, 2005	$—	627,979	—	—	352,353	(683)	(5,775)	$973,874
Comprehensive income:
Net income	—	—	—	—	43,539	—	—	43,539
Change in unrealized losses on securities available for sale, net	—	—	—	—	—	(31)	—	(31)
Change in pension obligation, net	—	—	—	—	—	—	3,054	3,054

Total comprehensive income	—	—	—	—	—	—	—	46,562
Adjustment to initially apply SFAS No. 158, net of tax effect	—	—	—	—	—	—	(7,842)	(7,842)

Balance at September 30, 2006	$—	627,979	—	—	395,892	(714)	(10,563)	$1,012,594

Comprehensive income:
Net income	—	—	—	—	25,611	—	—	25,611
Change in unrealized losses on securities available for sale, net	—	—	—	—	—	491	—	491
Change in pension obligation, net	—	—	—	—	—	—	4,543	4,543

Total comprehensive income	—	—	—	—	—	—	—	30,645
Stock dividend of 227,118,132 shares to the mutual holding company	2,271	(2,271)	—	—	—	—	—	—
Issuance of 105,199,618 shares in the initial public offering	1,052	1,041,867	—	—	—	—	—	1,042,919
Purchase of common stock by the ESOP	—	—	—	(106,530)	—	—	—	(106,530)
ESOP shares committed to be released	—	640	—	5,933	—	—	—	6,573

Balance at September 30, 2007	$3,323	1,668,215	—	(100,597)	421,503	(223)	(6,020)	$1,986,201

Comprehensive Income
Net income	—	—	—	—	54,490	—	—	54,490
Change in unrealized losses on securities available for sale	—	—	—	—	—	380	—	380
Change in pension obligation	—	—	—	—	—	—	(2,744)	(2,744)

Total comprehensive income	—	—	—	—	—	—	—	52,126
Purchase of treasury stock (16,085,200 shares)	—	—	(192,662)	—	—	—	—	(192,662)
ESOP shares allocated or committed to be released	—	1,491	—	7,052	—	—	—	8,543
Compensation costs for stock-based plans	—	3,247	—	—	—	—	—	3,247
Dividends paid to common shareholders ($0.15 per common share)	—	—	—	—	(13,803)	—	—	(13,803)

Balance at September 30, 2008	$3,323	1,672,953	(192,662)	(93,545)	462,190	157	(8,764)	$1,843,652

See accompanying notes to consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For each of the three years in the period ended September 30, 2008

(In thousands)

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$54,490	$25,611	$43,539
Adjustments to reconcile net income to net cash provided by operating activities:
Contribution of stock to charitable foundation	—	50,000	—
ESOP and stock-based compensation expense	11,790	6,573	—
Depreciation and amortization	8,846	6,878	11,587
Deferred income taxes	1,106	(22,966)	4,528
Provision for loan losses	34,500	9,600	6,050
Net (gain) loss on the sale of loans	(3,896)	(15)	47,087
Other net losses	12,245	507	1,279
Principal repayments on and proceeds from sales of loans held for sale	368,506	603,855	922,706
Loans originated for sale	(461,253)	(400,331)	(693,223)
Increase in and death benefits for bank owned life insurance contracts	(6,659)	(6,368)	(6,841)
Net (increase) decrease in interest receivable and other assets	2,495	(11,909)	32,617
Net increase (decrease) in accrued expenses and other liabilities	11,487	14,815	(12,256)
Other	(4,654)	(2,809)	(923)

Net cash provided by operating activities	29,003	273,441	356,150

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans originated	(2,947,333)	(2,357,269)	(3,074,649)
Principal repayments on loans	1,377,465	1,449,452	1,845,581
Proceeds from sales, principal repayments and maturities of:
Securities available for sale	27,964	13,730	30,595
Securities held to maturity	235,477	91,273	25,921
Proceeds from sale of:
Loans	373,634	283,478	1,298,611
Real estate owned	10,708	8,998	8,514
Private equity investments	—	5,009	—
FHLB stock	—	40,000	—
Premises and equipment	—	17,549	—
Purchases of:
Securities available for sale	(1,821)	(951)	—
Securities held to maturity	(229,456)	(847,732)	—
Premises and equipment	(5,168)	(9,131)	(3,491)
Death benefits on bank owned life insurance contracts	673	804	1,361
Other	2,729	1,410	(2,444)

Net cash provided by (used in) investing activities	(1,155,128)	(1,303,380)	129,999

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	119,886	740,138	346,829
Net proceeds from the sale of common stock	—	992,919	—
Loan to ESOP	—	(106,530)	—
Net (decrease) increase in borrowers’ advances for insurance and taxes	7,958	2,202	(1,576)
Net (decrease) increase in principal and interest owed on loans serviced	2,767	2,998	(6,520)
Net (decrease) increase in short term advances	498,028	—	(692,275)
Purchase of treasury shares	(186,047)	—	—
Dividends paid to common shareholders	(13,803)	—	—
Federal Home Loan Bank advances:
Repayment of borrowings	—	(25,000)	—

Net cash provided by (used in) financing activities	428,789	1,606,727	(353,542)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(697,336)	576,788	132,607

CASH AND CASH EQUIVALENTS—Beginning of period	829,715	252,927	120,320

CASH AND CASH EQUIVALENTS—End of period	$132,379	$829,715	$252,927

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest on deposits	$328,133	$342,437	$274,035
Cash paid for interest on borrowed funds	1,707	1,114	14,021
Cash paid for income taxes	25,000	42,000	31,000
SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Loans exchanged for mortgage-backed securities	744,712	894,544	2,233,680
Transfer of loans to real estate owned	26,729	13,955	9,554

See accompanying notes to consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the years ended September 30, 2008, 2007, and 2006

(Dollars in thousands unless otherwise indicated)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of TFS Financial Corporation and its subsidiaries (collectively, the Company) conform to accounting principles generally accepted in the United States of America (GAAP) and to general practices within the thrift industry. The following is a description of the significant accounting and reporting policies, which the Company follows in preparing and presenting its consolidated financial statements:

Business—TFS Financial Corporation (the Holding Company), a federally chartered stock holding company, conducts its principal activities through its wholly owned subsidiaries. The principal line of business of the Company is retail consumer banking, including mortgage lending, deposit gathering, and other insignificant financial services. Third Federal Savings and Loan Association of Cleveland, MHC (Third Federal Savings, MHC), its federally chartered mutual holding company parent, currently owns 71.82% of the outstanding shares of common stock of the Company.

The Company’s primary operating subsidiaries include Third Federal Savings and Loan Association of Cleveland (the Association or Third Federal Savings and Loan) and Third Capital, Inc. (Third Capital). The Association is a federal savings association, which provides retail loan and savings products to its customers in Ohio and Florida through its 46 banking facilities. The Association also provides savings products in all 50 states and offers secured lines of credit in 20 states through its internet site. Third Capital was formed to hold non-thrift investments and subsidiaries, which include a limited liability company the purpose of which is to acquire and manage commercial real estate, a Vermont captive reinsurance company, an entity that pursues merger and acquisition opportunities for the holding companies and investments in private equity investment funds.

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

Earnings per Share—Basic earnings per share is computed by dividing net income (loss) by the weighted average shares of common stock outstanding. Outstanding shares include shares sold to subscribers, shares held by the Third Federal Foundation, shares of the Employee Stock Ownership Plan which have been allocated or committed to be released for allocation to participants, and shares held by Third Federal Savings, MHC.

Diluted earnings per share is computed using the same method as basic earnings per share, but reflects the potential dilution, if any, of unexercised stock options and unvested shares of restricted stock units that could occur if stock options were exercised and restricted stock units were issued and converted into common stock. These potentially dilutive shares would then be included in the weighted average number of shares outstanding for the period using the treasury stock method. As of September 30, 2008, potentially dilutive shares include stock options and restricted stock units issued through stock-based compensation plans. As of September 30, 2007 and 2006, no dilutive securities were outstanding.

Investment Securities and Mortgage-Backed Securities—Securities held to maturity are securities that the Company has the positive intent and the ability to hold to maturity; these securities are reported at amortized cost and adjusted for unamortized premiums and discounts. Securities held for trading are securities that are bought and held principally for the purpose of selling in the near term; these securities are reported at fair value, with unrealized gains and losses reported in current earnings. All other securities are classified as available for sale. Securities held as available for sale are reported at fair value, with unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income (AOCI). Management determines the appropriate classification at the time of purchase.

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

A loan is considered impaired, and separately evaluated for impairment, when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest according to the contractual terms of the original loan agreement. A collateral-dependent loan is measured for impairment based on the fair value of the collateral. A loan whose terms are modified in a troubled debt restructuring is measured for impairment based on the present value of expected future cash flows at the loan’s effective interest rate. When it is determined that a loan is impaired, the Company records an allowance equal to the excess of the loan’s carrying value over the fair value of the collateral or, when applicable, the excess of the loan’s carrying value over the present value of the expected future cash flows. Large groups of smaller balance homogeneous loans such as residential mortgages and consumer loans are combined and collectively evaluated by portfolio for impairment.

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

Derivative Instruments—The Company enters into certain transactions principally to protect against the risk of adverse interest rate movements on the value of certain assets, forward commitments for the sale of mortgage loans. The Company recognizes the fair value of the contracts when the characteristics of those contracts meet the definition of a derivative. These derivatives are not designated in a hedging relationship, therefore gains and losses are recognized immediately in the statement of income.

The Company enters into commitments to originate loans, which when funded, will be classified as held for sale. Such commitments meet the definition of a derivative and are not designated in a hedging relationship, therefore gains and losses are recognized immediately in the statement of income.

Private Equity Investments—Private equity investments are funds managed by third parties. Each fund is diversified according to the terms of the fund’s agreement and the general partner’s direction. These investments, which are not publicly traded, are initially valued at cost and subsequent changes are recorded based on an equity method of accounting, which approximates fair value. Fair value estimates are based upon currently available information and may not represent amounts that will ultimately be realized, which will depend on future events and circumstances. At September 30, 2008 and 2007, the fair value of private equity investments included in Other Assets was $6,292 and $6,962, respectively. The income related to these investments and changes in fair value estimates of $3,490, $6,295 and $856 for 2008, 2007, and 2006, respectively, are reported in Non-interest Income. In addition, in December 2006, the Company sold its position in one of these funds at a loss of $864.

Deposits—Interest on deposits is accrued and charged to expense monthly and is paid or credited in accordance with the terms of the accounts.

Accumulated Other Comprehensive Loss—Accumulated other comprehensive loss consists of pension liability adjustments and losses on securities available for sale, net of the related tax effects.

Goodwill—The excess of purchase price over the fair value of net assets of acquired companies is classified as goodwill and reported in Other Assets. Goodwill was $9,732 at September 30, 2008 and 2007. Goodwill is reviewed for impairment on an annual basis. No impairment was identified.

Treasury Stock—Acquisitions of treasury stock are recorded at cost using the cost method of accounting. Repurchases may be made through open market purchases, block trades, and in negotiated private transactions, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. Repurchased shares will be available for general corporate purposes.

Share-Based Compensation—Compensation expense for awards of equity instruments is recognized on a straight-line basis over the requisite service period based on the grant date fair value estimated in accordance with the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment. Share-based compensation expense is included in Salaries and employee benefits in the consolidated statements of income.

The grant date fair value of stock options is estimated using the Black-Scholes option-pricing model using assumptions for the expected option term, expected stock price volatility, risk-free interest rate, and expected dividend yield. Due to limited historical data on exercise of share options, the simplified method is used to estimate expected option term.

Reclassification—Certain reclassifications have been made in the consolidated financial statements for 2007 and 2006 to conform to the classification presented in 2008. The amounts reclassified were immaterial in the prior periods; however, a separate identification in 2008 provided a meaningful disclosure.

Use of Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

2. STOCK TRANSACTIONS

The Holding Company completed its initial public stock offering on April 20, 2007 and sold 100,199,618 shares, or 30.16% of its post-offering outstanding common stock, to subscribers in the offering. Third Federal Savings, MHC, the Company’s mutual holding company parent, holds 227,119,132 shares of the Holding Company’s outstanding common stock. Additionally, the Association contributed $5,000 in cash and the Holding Company issued 5,000,000 shares of common stock, or 1.50% of its post-offering outstanding common stock, to Third Federal Foundation, resulting in a pre-tax Non-interest expense charge of $55,000, which was recorded in the quarter ended June 30, 2007. Net proceeds from the initial offering were approximately $886,388.

In February 2008, the Board of Directors authorized the repurchase of up to 15,800,000 shares, or approximately 15%, of the Company’s outstanding common stock (excluding common stock held by the Third Federal Savings , MHC). On September 12, 2008, the Board of Directors approved a second repurchase program authorizing the repurchase of up to an additional 5,000,000 shares of the Company’s outstanding common stock, to commence immediately following the completion of the first repurchase program. The first repurchase program was completed on September 26, 2008. During the year ended September 30, 2008, the Company purchased 16,085,200 shares at a cost of $192,662, or approximately $11.96 per share. At September 30, 2008, there are 4,714,800 shares remaining under the second repurchase program.

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

Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), Core capital (as defined) to adjusted assets (as defined), and Tangible capital (as defined) to tangible assets. Management believes that, as of September 30, 2008, the Association met all capital adequacy requirements to which it is subject.

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

The following table summarizes the actual capital amounts and ratios of the Association as of September 30, 2008 and 2007, compared to the minimum capital adequacy requirements and the requirements for classification as a well capitalized institution.

	Actual		Minimum Requirements
			For Capital Adequacy Purposes		To be “Well Capitalized” Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2008:
Total Capital to Risk-Weighted Assets	$1,314,121	17.55%	$599,091	8.00%	$748,864	10.00%
Core Capital to Adjusted Tangible Assets	1,293,161	12.05	429,258	4.00	536,572	5.00
Tangible Capital to Tangible Assets	1,293,161	12.05	160,972	1.50	N/A	N/A
Tier 1 Capital to Risk-Weighted Assets	1,293,161	17.27	N/A	N/A	449,318	6.00

September 30, 2007:
Total Capital to Risk-Weighted Assets	$1,366,080	20.72%	$527,361	8.00%	$659,201	10.00%
Core Capital to Adjusted Tangible Assets	1,341,326	13.09	409,802	4.00	512,253	5.00
Tangible Capital to Tangible Assets	1,341,326	13.09	153,676	1.50	N/A	N/A
Tier 1 Capital to Risk-Weighted Assets	1,341,326	20.35	N/A	N/A	395,521	6.00

The following table reconciles the Association’s total capital under GAAP to regulatory capital amounts as of September 30, 2008 and 2007.

	2008	2007
Total capital as reported under GAAP	$1,293,384	$1,343,881
Goodwill	(4,848)	(4,848)
Reduction to mortgage loan servicing assets	(4,153)	(4,106)
AOCI related to pension obligation	8,763	6,020
Other	15	379

Total core, tangible and tier 1 capital	1,293,161	1,341,326
Allowable allowance for loan losses	20,960	24,754

Total risk based capital	$1,314,121	$1,366,080

On September 29, 2008, the Association paid a dividend of $100,000 to the Company, which immediately reduced the Association’s Total, Core, Tangible and Tier 1 capital by that amount. There were no dividends paid to the Company by the Association during the years ended September 30, 2007 and 2006 and no dividends paid to the Company by Third Capital during the years ended September 30, 2008, 2007 and 2006.

4. INVESTMENT SECURITIES

Investments available for sale are summarized as follows:

	September 30, 2008
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. government and agency obligations	$8,997	$216	$—	$9,213
Fannie Mae certificates	483	—	(5)	478
Real estate mortgage investment conduits (REMICs)	13,488	49	(19)	13,518
Other	7,893	—	—	7,893

	$30,861	$265	$(24)	$31,102

	September 30, 2007
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. government and agency obligations	$28,994	$—	$(217)	$28,777
Fannie Mae certificates	761	—	(13)	748
REMICs	21,198	8	(122)	21,084
Other	6,072	—	—	6,072

	$57,025	$8	$(352)	$56,681

Investment securities held to maturity are summarized as follows:

	September 30, 2008
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Freddie Mac certificates	$9,826	$36	$—	$9,862
Ginnie Mae certificates	8,366	116	(1)	8,481
REMICs	787,699	7,582	(5,719)	789,562
Fannie Mae certificates	11,859	326	(43)	12,142

	$817,750	$8,060	$(5,763)	$820,047

	September 30, 2007
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. government and agency obligations	$26,994	$20	$(46)	$26,968
Freddie Mac certificates	12,100	1	—	12,101
Ginnie Mae certificates	10,278	144	(4)	10,418
REMICs	761,172	2,325	(1,150)	762,347
Fannie Mae certificates	13,265	307	(88)	13,484
Other	6	18	—	24

	$823,815	$2,815	$(1,288)	$825,342

There were no sales from the investment securities available for sale portfolio or the investment securities held-to-maturity portfolio during the years ended September 30, 2008, 2007 and 2006.

Gross unrealized losses on securities and the estimated fair value of the related securities, aggregated by investment category and length of time the individual securities have been in a continuous loss position, at September 30, 2008 and 2007, were as follows:

	September 30, 2008
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
Fannie Mae certificates	$478	$(5)	$—	$—	$478	$(5)
REMICs	3,981	(14)	1,680	(5)	5,661	(19)
Held to maturity—
Ginnie Mae certificates	296	(1)	—	—	296	(1)
Fannie Mae certificates	826	—	1,765	(43)	2,591	(43)
REMICs	200,783	(3,161)	71,428	(2,558)	272,211	(5,719)

Total	$206,364	$(3,181)	$74,873	$(2,606)	$281,237	$(5,787)

	September 30, 2007
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
U.S. government and Agency obligations	$—	$—	$28,777	$(217)	$28,777	$(217)
Fannie Mae certificates	748	(13)	—	—	748	(13)
REMICs	1,228	(1)	15,355	(121)	16,583	(122)

Held to maturity—
U.S. government and Agency obligations	9,970	(30)	6,983	(16)	16,953	(46)
Ginnie Mae certificates	1,127	(4)	—	—	1,127	(4)
Fannie Mae certificates	1,379	(14)	1,795	(74)	3,174	(88)
REMICs	277,500	(954)	13,265	(196)	290,765	(1,150)

Total	$291,952	$(1,016)	$66,175	$(624)	$358,127	$(1,640)

The unrealized losses on investment securities were attributable to market rate increases. The contractual terms of U.S government and Agency obligations do not permit the issuer to settle the security at a price less than the par value of the investment. The contractual cash flows of mortgage-backed securities are guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae. REMICs are issued by or backed by securities issued by these governmental agencies. It is expected that the securities would not be settled at a price substantially less than the amortized cost of the investment. During the financial market upheaval of 2008, concern arose about the financial health of Fannie Mae and Freddie Mac and therefore the viability of the payment guarantees issued by the agencies. This market was preserved when, in September 2008, the Federal Housing Finance Agency placed Fannie Mae and Freddie Mac into conservatorship. Shortly after taking control, the U.S. Treasury Department established financing agreements to ensure Fannie Mae and Freddie Mac meet their obligations to holders of mortgage-backed securities that they have issued or guaranteed.

Since the decline in value is attributable to changes in interest rates and not credit quality and because the Association has both the intent and ability to hold such securities for the time periods necessary to recover the amortized cost, these investments are not considered other-than-temporarily impaired.

At September 30, 2008 and 2007, the carrying amount of U.S. government agency obligations pledged to secure public deposits totaled $1,350 and $870, respectively.

The contractual maturities of mortgage-backed securities generally exceed 20 years; however the effective lives are expected to be shorter due to anticipated prepayments. All other investment securities held to maturity and available for sale at September 30, 2008, are due in one year through five years. There are no investment securities held to maturity or available for sale expected to mature in one year or less or more than five years. Expected maturities may differ from contractual maturities because certain securities contain provisions which permit the issuer to repay, at par, the obligation prior to the stated maturity.

5. LOANS AND ALLOWANCE FOR LOAN LOSS

Loans held for investment consist of the following:

	September 30
	2008	2007
Real estate loans:
Residential non-Home Today	$6,399,492	$5,842,827
Residential Home Today	303,153	304,046
Equity loans and lines of credit	2,488,054	1,867,899
Construction	115,323	150,695

Real estate loans	9,306,022	8,165,467
Consumer loans:
Auto	1,044	5,627
Loans on savings	6,071	8,490
Other	484	575

Consumer loans	7,599	14,692
Less:
Deferred loan fees—net	(14,596)	(19,174)
Loans-in-process	(46,493)	(62,167)
Allowance for loan losses	(43,796)	(25,111)

Loans held for investment, net	$9,208,736	$8,073,707

A large concentration of the Company’s lending is in Ohio. As of September 30, 2008 and 2007, the percentage of residential real estate loans held in Ohio were 81% and 82%, respectively. As of September 30, 2008 and 2007, equity loans and lines of credit were concentrated in the states of Ohio, 44% and 54%, Florida, 29% and 26%, and California, 12% and 6%, respectively. The economic conditions and market for real estate in Northeastern Ohio have a significant impact on the ability of borrowers in that area to repay their loans.

There is a potential for loan products to contain contractual terms that give rise to concentration of credit risk that may increase a lending institution’s exposure to risk of nonpayment. Examples of these contractual terms include loans that permit negative amortization, a loan-to-value ratio greater than 100%, and option adjustable-rate mortgages. The Company does not offer mortgage loan products that contain these terms. The Company does offer mortgage and equity line products where the borrower pays only interest for a portion of the loan term. These interest only loans are comprised of the following:

	September 30
	2008	2007
Residential non-Home Today	$188,643	$190,597
Equity lines of credit	2,244,288	1,576,604

Total	$2,432,931	$1,767,201

Equity lines of credit are interest only for a maximum of ten years and convert to fully amortizing for the remaining term up to 20 years. Residential loans are interest only for a maximum of five years and convert to fully amortizing for the remaining term up to 30 years.

Activity in the allowance for loan losses is summarized as follows:

	Year Ended September 30
	2008	2007	2006
Balance—beginning of year	$25,111	$20,705	$18,601
Provision charged to income	34,500	9,600	6,050
Charge-offs	(16,075)	(5,738)	(4,603)
Recoveries	260	544	657

Balance—end of year	$43,796	$25,111	$20,705

At September 30, 2008 and 2007, nonaccrual loans, which consisted of residential real estate loans and equity lines of credit amounted to $172,886 and $113,525, respectively. The amount of interest that would have been recorded under the original terms for the loans classified nonaccrual was $2,849, $561 and $1,323 for 2008, 2007, and 2006, respectively. Amounts actually collected and recorded as interest income for these loans were not material.

Loans identified by management as having significant weaknesses such that a loss was probable were separately evaluated for impairment. A specific reserve was recorded to adjust each loan to its fair value or to the present value of expected future cash flows, as appropriate. Interest income received and recognized on these loans was immaterial for each year presented. Impaired loans, including those whose terms have been modified in troubled debt restructurings, are summarized as follows:

	September 30,
Recorded balance of impaired loans, at end of year	2008	2007	2006
With specific reserves assigned to the loan balance	$73,176	$298	$3,488
With no specific reserves assigned to the loan balance	42,870	—	—

Total	$116,046	$298	$3,488

Average balance of impaired loans for the year	$58,172	$1,893	$4,062
Allowance for loan losses on impaired loans	$22,804	$283	$1,740

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

During 2008, 2007 and 2006, $744,712, $894,544 and $2,233,680, respectively, of mortgage loans were securitized and/or sold including accrued interest thereon. In these transactions, the Company retained residual interests in the form of mortgage loan servicing assets. During the current fiscal year, primary economic assumptions used to measure the value of the Company’s retained interests at the date of sale resulting from the completed transactions were as follows:

Primary prepayment speed assumptions (weighted average annual rate)	21.0%
Weighted average life (years)	26.2
Amortized cost to service loans (weighted average)	0.17%
Weighted average discount rate	12%

Key economic assumptions and the sensitivity of the current fair value of mortgage loan servicing assets to immediate 10% and 20% adverse changes in those assumptions are as follows:

At September 30, 2008
Fair value of mortgage loan servicing assets	$84,739
Prepayment speed assumptions (weighted average annual rate)	20.6%
Impact on fair value of 10% adverse change	$(3,125)
Impact on fair value of 20% adverse change	$(6,224)
Estimated prospective annual cost to service loans (weighted average)	12bp
Impact on fair value of 10% adverse change	$(10,307)
Impact on fair value of 20% adverse change	$(23,433)
Discount rate	12.0%
Impact on fair value of 10% adverse change	$(2,934)
Impact on fair value of 20% adverse change	$(5,869)

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

Activity in mortgage servicing assets is summarized as follows:

	Year Ended September 30,
	2008	2007	2006
Balance—beginning of year	$41,064	$40,366	$29,407
Additions from loan securitizations/sales	5,312	5,123	15,294
Amortization	(4,882)	(4,410)	(4,359)
Net change in valuation allowance	32	(15)	24

Balance—end of year	$41,526	$41,064	$40,366

Fair value of capitalized amounts	$84,739	$64,500	$61,177

The Company receives annual servicing fees ranging from 0.15% to 0.31% of the outstanding loan balances. Servicing income, net of amortization of capitalized servicing assets, included in Non-interest income, amounted to $21,524 in 2008, $22,338 in 2007 and $18,256 in 2006. The unpaid principal balance of mortgage loans serviced for others was approximately $6,932,111, $6,919,651 and $6,655,911 at September 30, 2008, 2007 and 2006, respectively.

7. PREMISES, EQUIPMENT AND SOFTWARE, NET

Premises, equipment and software at cost are summarized as follows:

	September 30,
	2008	2007
Land	$7,459	$7,459
Office buildings	69,578	72,098
Furniture, fixtures and equipment	31,750	30,911
Software	15,861	10,107
Leasehold improvements	9,395	8,948
Automobiles	209	209

	134,252	129,732
Less accumulated depreciation and amortization	(66,140)	(60,063)

Total	$68,112	$69,669

During the years ended September 30, 2008, 2007 and 2006, depreciation and amortization expense on premises, equipment, and software was $6,270, $7,179 and $7,400, respectively.

The Company leases certain of its branches under renewable operating lease agreements. Future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more consisted of the following at September 30, 2008:

Years Ending September 30,
2009	$3,966
2010	3,465
2011	2,847
2012	2,525
2013	2,254
Thereafter	3,388

$18,445

During the years ended September 30, 2008, 2007 and 2006, rental expense was $4,974, $5,331 and $4,393, respectively.

The Company, as lessor, leases certain commercial office buildings. The Company anticipates receiving future minimum payments of the following as of September 30, 2008:

Years Ending September 30,
2009	$2,569
2010	2,569
2011	2,569
2012	325

$8,032

During the years ended September 30, 2008, 2007, and 2006, rental income was $2,554, $3,768 and $4,251, respectively. This income appears in other Non-interest income in the accompanying statements.

8. ACCRUED INTEREST RECEIVABLE

Accrued interest receivable is summarized as follows:

	September 30,
	2008	2007
Investment securities	$3,098	$4,000
Loans	43,258	43,907
Other	15	457

Total	$46,371	$48,364

9. DEPOSITS

Deposit account balances are summarized by interest rate as follows:

	September 30,
	Stated Interest Rate	2008		2007
		Amount	Percent	Amount	Percent
Negotiable order of withdrawal accounts	0.00–5.00%	$1,124,572	13.6%	$1,464,631	18.0%
Savings accounts	0.00–3.69	1,190,698	14.4	1,014,341	12.5

Subtotal		2,315,270	28.0	2,478,972	30.5

Certificates of deposit	0.00–2.99	402,293	4.9	45,738	0.6
	3.00–3.99	1,841,322	22.3	391,880	4.8
	4.00–4.99	2,135,540	25.9	1,842,377	22.6
	5.00–5.99	1,531,962	18.5	3,346,746	41.1
	6.00–6.99	29,957	0.4	31,651	0.4
	7.00–7.99	92	0.0	86	0.0

		5,941,166	72.0	5,658,478	69.5

Subtotal		8,256,436	100.0	8,137,450	100.0
Accrued interest		4,665	0.0	3,765	0.0

Total deposits		$8,261,101	100.0%	$8,141,215	100.0%

At September 30, 2008 and 2007, the weighted average interest rate was 2.4% and 4.2% on savings accounts, respectively; 1.8% and 3.5% on negotiable order of withdrawal accounts, respectively; 4.4% and 5.0% on certificates of deposit, respectively; and 3.8% and 4.6% on total deposits, respectively.

The aggregate amount of certificates of deposit in denominations of $100 or more totaled approximately $1,704,667 and $1,507,532 at September 30, 2008 and 2007, respectively. Prior to October 3, 2008, amounts over $100 were not insured by the Federal Deposit Insurance Corporation except that effective April 1, 2006, federal law expanded the coverage for self-directed retirement accounts up to $250 thousand. On October 3, 2008, the Emergency Economic Stabilization Act of 2008 temporarily (until December 31, 2009) raised the base limit on federal deposit insurance coverage from $100 to $250 per depositor. The Company does not have any brokered deposits.

The scheduled maturity of certificates of deposit is as follows:

	September 30, 2008
	Amount	Percent
12 months or less	$3,676,147	61.9%
13 to 24 months	554,043	9.3%
25 to 36 months	440,136	7.4%
37 to 48 months	623,030	10.5%
49 to 60 months	505,061	8.5%
Over 60 months	142,749	2.4%

Total	$5,941,166	100.0%

Interest expense on deposits is summarized as follows:

	Year Ended September 30,
	2008	2007	2006
Certificates of deposit	$259,997	$259,685	$219,595
Negotiable order of withdrawal accounts	31,231	66,221	52,051
Savings accounts	37,571	17,605	3,545

Total	$328,799	$343,511	$275,191

10. FEDERAL HOME LOAN BANK ADVANCES

Federal Home Loan Bank (FHLB) borrowings at September 30, 2008 as summarized in the table below:

	September 30, 2008
	Amount	Weighted Average Rate
Maturing in:
2009	$498,000	2.00%

Total FHLB Advances	498,000
Accrued interest	28

Total	$498,028

The Association’s maximum borrowing capacity at the FHLB, under the most restrictive measure, was $997,827 and $1,057,035 respectively, at September 30, 2008 and 2007. Pursuant to collateral agreements with FHLB, advances are secured by a blanket lien on qualifying first mortgage loans. Our capacity limit for additional borrowings from the FHLB Cincinnati was $2,204,692 and $3,241,014 at September 30, 2008 and September 30, 2007, respectively, subject to satisfaction of the FHLB Cincinnati common stock ownership requirement. The terms of the advances include various restrictive covenants including limitations on the acquisition of additional debt in excess of specified levels. As of September 30, 2008, the thrift subsidiary was in compliance with all such covenants.

11. OTHER COMPREHENSIVE INCOME

The following table represents the components of other comprehensive income (loss) and the related tax effect allocated to component:

	Before Tax Amount	Tax Effect	Net of Tax
2006
Unrealized gain/( loss) from available-for-sale securities:
Net unrealized gain/(loss) arising during the year	$(48)	$17	$(31)

Defined benefit plan:
Minimum pension liability adjustment	4,698	(1,644)	3,054

Other comprehensive income (loss)	$4,650	$(1,627)	$3,023

2007
Unrealized gain/( loss) from available-for-sale securities:
Net unrealized gain/(loss) arising during the year	$2,326	$(814)	$1,512
Reclassification adjustment for realized (gains)/losses included in net income	(1,571)	550	(1,021)

Net unrealized gain/(loss) from securities, net of reclassification adjustment	755	(264)	491

Defined benefit plan:
Newly established net gain (loss) and prior service cost (credit)	5,934	(2,077)	3,857
Reclassification adjustment of prior service costs and actuarial loss included in income	1,055	(369)	686

Newly established net gain (loss) and prior service cost (credit), net of reclassification adjustment	6,989	(2,446)	4,543

Other comprehensive income (loss)	$7,744	$(2,710)	$5,034

2008
Unrealized gain/( loss) from available-for-sale securities:
Net unrealized gain/(loss) arising during the year	$2,986	$(1,045)	$1,941
Reclassification adjustment for realized (gains)/losses included in net income	(2,401)	840	(1,561)

Net unrealized gain/(loss) from securities, net of reclassification adjustment	585	(205)	380

Defined benefit plan:
Newly established net gain (loss) and prior service cost (credit)	(4,595)	1,608	(2,987)
Reclassification adjustment of prior service costs and actuarial loss included in income	374	(131)	243

Newly established net gain (loss) and prior service cost (credit), net of reclassification adjustment	(4,221)	1,477	(2,744)

Other comprehensive income (loss)	$(3,636)	$1,272	$(2,364)

12. INCOME TAXES

The components of the income tax provision are as follows:

	Year Ended September 30,
	2008	2007	2006
Current tax expense:
Federal	$24,863	$39,497	$13,642
State	1,236	1,740	—
Deferred tax expense:
Federal	1,106	(22,966)	4,528
State	—	—	—

Income tax provision	$27,205	$18,271	$18,170

Reconciliation from tax at the statutory rate to the income tax provision is as follows:

	Year Ended September 30,
	2008	2007	2006
Tax at statutory rate	35.0%	35.0%	35.0%
State tax, net	1.0	2.6	0.0
Insurance related amounts	(3.5)	(6.4)	(3.9)
Change in valuation allowance for deferred tax assets	(0.9)	9.1	—
General business credits	(0.1)	(0.1)	(0.1)
Other	1.8	1.4	(1.6)

Income tax provision	33.3%	41.6%	29.4%

Deferred income tax expense results from temporary differences in the recognition of revenue and expenses for tax and financial statement purposes. The sources of these differences and the tax effect of each were as follows:

	Year Ended September 30,
	2008	2007	2006
Charitable contribution carryforward, net	$1,979	$(12,214)	$—
Loan loss reserve	1,343	(2,052)	(906)
Deferred loan fees	1,185	1,183	2,788
FHLB stock basis difference	486	(10,289)	1,420
Mortgage servicing rights	308	881	2,233
Property basis difference	132	(944)	(1,083)
ESOP plan	4	811	—
Pending REIT dividend	(3,591)	(84)	(441)
Other	(740)	(258)	517

Income tax provision (benefit)	$1,106	$(22,966)	$4,528

Temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities that gave rise to significant portions of net deferred taxes relate to the following:

	September 30,
	2008	2007
Deferred tax assets:
Charitable contribution carryforward	$13,435	$16,214
Loan loss reserve	7,347	8,690
Pension liability	4,719	3,241
Property, equipment and software basis difference	2,070	2,202
Other	4,061	2,707

Gross deferred tax assets	31,632	33,054
Valuation allowance—charitable contribution carryforward	(3,200)	(4,000)

Total deferred tax assets	28,432	29,054

Deferred tax liabilities:
FHLB stock basis difference	7,695	7,209
Pending REIT dividend	7,126	10,717
Mortgage servicing rights	3,168	2,860
Goodwill	1,751	1,457
Other	5,689	3,976

Total deferred tax liabilities	25,429	26,219

Net deferred tax asset	$3,003	$2,835

In the accompanying statement of condition the net deferred tax asset is included in Other assets.

A valuation allowance is established to reduce the deferred tax assets if it is more likely than not that the related tax benefits will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. At September 30, 2008, the Company had a charitable contribution carryforward of approximately $38,385 which expires September 30, 2012. Based upon projections of future taxable income for the periods in which the temporary difference is expected to remain deductible, management believes it is more likely than not that the Company will utilize the deferred tax asset, net of the valuation allowance of $3,200 and $4,000 at September 30, 2008 and 2007 respectively.

Retained earnings at September 30, 2008 and 2007 includes approximately $104,861 for which no provision for federal income tax has been made. This amount represents allocations of income during years prior to 1988 to bad debt deductions for tax purposes only. These qualifying and nonqualifying base year reserves and supplemental reserves will be recaptured into income in the event of certain distributions and redemptions. Such recapture would create income for tax purposes only, which would be subject to the then current corporate income tax rate. However, recapture would not occur upon the reorganization, merger, or acquisition of the Company, nor if the Company is merged or liquidated tax-free into a bank or undergoes a charter change. If the Company fails to qualify as a bank or merges into a nonbank entity, these reserves will be recaptured into income.

The Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of SFAS 109 (FIN 48) on October 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of the standard. Tax positions must meet a more-likely-than-not recognition threshold at the effective date in order for the related tax benefit to be recognized or continue to be recognized upon adoption of FIN 48. The implementation of FIN 48 did not have an effect on the Company’s financial statements. As of September 30, 2008, there were no unrecognized tax benefits. The Company does not anticipate the total amount of unrecognized tax benefits to significantly change within the next 12 months. The Company recognizes interest and penalties on income tax assessments or income tax refunds, where applicable, in the financial statements as a component of its provision for income taxes. There were no amounts for interest and penalties for the years ended September 30, 2008, 2007 and 2006 and no amounts accrued at September 30, 2008 and 2007.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and city jurisdictions. With few exceptions we are no longer subject to federal and state income tax examinations for tax years prior to 2003. The State of Ohio has examined the Association through 2006 with no adjustment.

13. EMPLOYEE BENEFIT PLANS

Defined Benefit Plan—Third Federal Savings Retirement Plan (the Plan) is a defined benefit pension plan. Effective December 31, 2002, the Plan was amended to limit participation to employees who met the Plan’s eligibility requirements on that date. After December 31, 2002, employees not participating in the Plan, upon meeting the applicable eligibility requirements, participate in the third tier of the 401(k) Savings Plan described below. Benefits under the Plan are based on years of service and the employee’s average annual compensation. The funding policy of the Plan is consistent with the funding requirements of U.S. Federal and other governmental laws and regulations.

The following table sets forth the change in projected benefit obligation for the defined benefit plan:

	September 30,
	2008	2007
Projected benefit obligation at beginning of year	$53,081	$51,671
Service cost	3,791	4,065
Interest cost	3,017	2,881
Actuarial gain	(6,492)	(3,903)
Benefits paid	(1,662)	(1,633)

Projected benefit obligation at end of year	$51,735	$53,081

Changes in certain actuarial assumptions, including a higher discount rate, reduced the projected benefit obligation at September 30, 2008 by $6,492.

The following table reconciles the beginning and ending balances of the fair value of plan assets and presents the funded status of the Plan recognized in the statement of condition at the September 30 measurement date:

	September 30,
	2008	2007
Fair value of plan assets at beginning of the year	$41,096	$37,799
Actual return on plan assets	(7,854)	4,930
Employer contributions	6,217	—
Benefits paid	(1,662)	(1,633)

Fair value of plan assets at end of year	$37,797	$41,096

Funded status of the plan—asset/(liability)	$(13,938)	$(11,985)

At September 30, 2008 and 2007, the accumulated benefit obligation under the Plan was $42,875 and $40,950, respectively. At September 30, 2008, the fair value of plan assets was deficient by $5,078 while at September 30, 2007 the fair value of plan assets exceeded this obligation.

The components of net periodic benefit cost recognized in the statement of earnings are as follows:

	September 30,
	2008	2007	2006
Service cost	$3,791	$4,065	$4,301
Interest Cost	3,017	2,881	2,743
Expected return on plan assets	(3,233)	(2,898)	(2,690)
Amortization of net loss	435	1,115	1,550
Amortization of prior service cost	(61)	(61)	(61)

Net periodic benefit cost	$3,949	$5,102	$5,843

The following table sets forth the percentage of fair value of plan assets by category at the measurement date:

	September 30,
	2008	2007
Equity securities	57.4%	57.7%
Debt securities	33.4	34.0
Real estate	9.2	8.3

Total	100.0%	100.0%

Asset allocation ranges have been established by broad asset categories. The ranges are designed to provide an appropriate balance between risk and return, while positioning Plan assets, over extended economic cycles, in a manner consistent with the long-term return assumptions used in measurements and valuations. For equity securities the target is 55—60% while the target for debt and real estate securities (including cash equivalents) is 40—45%.

The following additional information is provided with respect to the Plan:

	September 30,
	2008	2007	2006
Assumptions and dates used to determine benefit obligations:
Discount rate	7.00%	6.10%	5.75%
Rate of compensation increase	4.66	4.62	4.69
Census date	1/1/2008	1/1/2007	1/1/2006

Assumptions used to determine net periodic benefit cost
Discount rate	6.10%	5.75%	5.50%
Long-term rate of return on plan assets	8.00	8.00	8.00
Rate of compensation increase (graded scale)	4.62	4.69	4.66

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

The following table provides estimates of expected future benefit payments during each of the next five fiscal years, as well as in the aggregate for years six through ten. Additionally, the table includes the expected employer contribution during the next fiscal year:

Expected Benefit Payments During the Fiscal Years Ending September 30:
2009	$4,910
2010	3,040
2011	3,600
2012	3,000
2013	3,730
Aggregate expected benefit payments during the five fiscal year period beginning October 1, 2014, and ending September 30, 2018	$19,490
Minimum employer contributions expected to be paid during the fiscal year ending September 30, 2009	$1,419

Effective September 30, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 158 (SFAS 158), which requires an employer to recognize the funded status of its Plan in the statement of financial condition by a charge to AOCI. AOCI includes the following items that have not yet been recognized as components of net periodic benefit cost as of the measurement date (There was no transition obligation at any date):

	September 30,
	2008	2007	2006
Prior service cost (benefit)	$(465)	$(526)	$(587)
Net actuarial loss	13,947	9,787	16,838

Net amount recognized in AOCI	$13,482	$9,261	$16,251

The Company expects that $(61) of prior service cost (benefit) and $876 of net actuarial losses will be recognized as components of net periodic benefit cost during the fiscal year ended September 30, 2009.

The following table summarizes the incremental effect of applying SFAS 158 on the individual line items in these financial statements at September 30, 2006:

	Before Application of SFAS 158	Adjustments	After Application of SFAS 158
AOCI—Pension liability or obligation	$(2,721)	$(7,842)	$(10,563)
Total equity	1,020,436	(7,842)	1,012,594

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

The total of the Company’s matching and discretionary contributions related to the plan for the years ended September 30, 2008, 2007 and 2006 was $1,814, $1,703 and $2,169, respectively.

Other Deferred Compensation—The Company also maintains an Executive Retirement Benefit Plan, which provides additional retirement benefits to certain key associates, as designated by the board of directors. The total cost related to the Executive Retirement Benefit Plan was $ $400 in 2008, $385 in 2007, and $270 in 2006.

The Company also maintains several other non-qualified defined contribution plans for certain key associates. Awards granted and participation in these plans are at the discretion of the board of directors. The total expense relating to these plans amounted to $317 in 2008, $345 in 2007, and $1,271 in 2006.

Employee (Associate) Stock Ownership Plan (ESOP)—The Company established an ESOP for its employees effective January 1, 2006. The ESOP is a tax-qualified plan designed to invest primarily in the Company’s common stock that provides employees with an opportunity to receive a funded retirement benefit, based primarily on the value of the Company’s common stock. The ESOP covers all eligible employees of the Company and its wholly-owned subsidiaries. Employees are eligible to participate in the ESOP after attainment of age 18, completion of 1,000 hours of service, and employment on the last day of the plan’s calendar year. Company contributions to the plan are at the discretion of the board of directors. The ESOP is accounted for in accordance with the provisions of AICPA Statement of Position No. 93-6, Employers’ Accounting for Employee Stock Ownership Plans. Compensation expense for the ESOP is based on the market price of the Company’s stock and is recognized as shares are committed to be released to participants. The total compensation expense related to this plan in the 2008, 2007 and 2006 fiscal year was $8,543, $9,092 and $6,825, respectively.

The ESOP was authorized to purchase, and did purchase, 11,605,824 shares of the Company’s common stock at a price of $10 per share with a 2006 plan year cash contribution and the proceeds of a loan from the Company to the ESOP. The outstanding loan principal balance as of September 30, 2008 and 2007 was $95,061 and $106,530, respectively. Shares of the Company’s common stock pledged as collateral for the loan are released from the pledge for allocation to participants as loan payments are made. At September 30, 2008, 1,775,317 shares have been allocated to participants and 475,959 shares were committed to be released. Shares that are committed to be released will be allocated to participants at the end of the plan year (December 31). ESOP shares that are unallocated or not yet committed to be released totaled 9,354,548 at September 30, 2008, and had a fair market value of $117,119.

14. EQUITY INCENTIVE PLAN

At a special meeting of shareholders held on May 29, 2008, shareholders of the Company approved the TFS Financial Corporation 2008 Equity Incentive Plan (the Equity Plan). On August 11, 2008, certain officers and employees of the Company were granted an aggregate of 4,133,575 options to purchase our common stock and certain officers, employees and directors of the Company received in an aggregate of 1,780,950 shares of restricted stock units. The Company adopted SFAS No. 123(R) Share-Based Payment (SFAS 123(R)), upon approval of the Equity Plan, and began to expense the fair value of all share-based compensation granted over the requisite service periods.

SFAS 123(R) also requires the Company to report as a financing cash flow the benefits of realized tax deductions in excess of the deferred tax benefits previously recognized for compensation expense. There were no such excess tax benefits in fiscal 2008.

The stock options have a contractual term of ten years and vest over a five to seven year service period. The Company recognizes compensation expense for the fair values of these awards, which have installment vesting, on a straight-line basis over the requisite service period of the awards.

Restricted stock units generally vest over a three to ten year service period. The product of the number of units granted and the grant date market price of the Company’s common stock determines the fair value of restricted stock units under the Equity Plan. The Company recognizes compensation expense for the fair value of restricted stock units on a straight-line basis over the requisite service period.

During the year ended September 30, 2008, the Company recorded $3,247 of share-based compensation expense, comprised of stock option expense of $523 and restricted stock units expense of $2,724. The tax benefit recognized related to share-based compensation expense was $1,136.

The following is a summary of the status of the Company’s restricted stock units as of September 30, 2008 and changes therein during the year then ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at September 30, 2007	—	$—
Granted	1,780,950	11.74
Vested	—	—
Forfeited	—	—

Non-vested at September 30, 2008	1,780,950	$11.74

Expected future compensation expense relating to the non-vested restricted stock units at September 30, 2008 is $17,983 over a weighted average period of 6.8 years.

The following is a summary of the Company’s stock option activity and related information for the Equity Plan for the year ended September 30, 2008:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at September 30, 2007	—	$—
Granted	4,133,575	11.74
Exercised	—	—
Forfeited	—	—

Outstanding at September 30, 2008	4,133,575	$11.74	9.8 years	$3,224

Exercisable at September 30, 2008	—	—	—	—
Vested or expected to vest at September 30, 2008	4,067,763	$11.74	9.8 years	$3,173

The fair value of the option grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

2008
Expected dividend yield	1.70%
Expected volatility	23.22%
Risk-free interest rate	3.92%
Expected option term	7.6 years

The expected dividend yield was estimated based on the current annualized dividend payout of $0.20 per share, which is not expected to change. Since there is limited historical information on the volatility of the Company’s stock, management also considered the average volatilities of similar entities for an appropriate period in determining the expected volatility used in the estimation of fair value. Management estimated the expected life of the options using the simplified method allowed under SEC Staff Accounting Bulletin (SAB) 110, which expresses the views of the SEC regarding the use of a “simplified” method, as discussed in SAB No. 107. The seven and eight year Treasury yield in effect at the time of the grant provides the risk-free rate of return for periods within the expected term of the options.

The weighted average grant date fair value of options granted during the year ended September 30, 2008 was $3.10 per share. Expected future compensation expense relating to the non-vested options outstanding as of September 30, 2008 is $12,097 over a weighted average period of 6.5 years. Upon exercise of vested options, management expects to draw on treasury stock as the source of the shares. At September 30, 2008, the number of common shares authorized for award under the Equity Plan is 23,000,000, of which 17,085,475 shares remain for future award.

15. COMMITMENTS AND CONTINGENT LIABILITIES

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates of 60 to 360 days or other termination clauses and may require payment of a fee. Since some of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At September 30, 2008, the Company had commitments to originate loans as follows:

Fixed-rate mortgage loans	$340,435
Adjustable-rate mortgage loans	30,072
Equity line of credit loans	112,855

Total	$483,362

At September 30, 2008, the Company had unfunded commitments outstanding as follows:

Equity lines of credit	$2,414,251
Construction loans	46,493
Private equity investments	13,913

Total	$2,474,657

The Company has entered into a commitment in the amount of $1,500 for the purchase and installation of a major software license. To date, all but the last installment of $375 has been paid and has been reflected in the statement of condition.

The Company provides mortgage reinsurance on certain mortgage loans in its own portfolio, including Home Today loans and loans in its servicing portfolio through contracts with two primary mortgage insurance companies. Under these contracts, the Company absorbs mortgage insurance losses in excess of a specified percentage of the principal balance of a given pool of loans, subject to a contractual limit, in exchange for a portion of the pools’ mortgage insurance premiums. As of September 30, 2008, approximately $603,090 of mortgage loans in our portfolios was covered by such mortgage reinsurance contracts. At September 30, 2008, the maximum losses under the reinsurance contracts were limited to $17,005. The Company has incurred $95 of losses under these reinsurance contracts and has provided a liability for the remaining estimated losses totaling $5,771 as of September 30, 2008. Management believes it has made adequate provision for estimated losses.

The Company is party to an equity investment sale agreement that in effect obligates the Company to make a loan secured by equity securities. In November 2008, the Company settled this commitment by originating a loan for $1,526.

In management’s opinion, the above commitments will be funded through normal operations.

At September 30, 2008 and 2007, the Company had commitments to securitize and sell mortgage loans of $181,095 and $75,000, respectively.

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

The Company answered the plaintiff’s complaint and moved for judgment on the pleadings. The trial court granted the Company’s motion and dismissed the action. The plaintiff appealed to the Eighth District Court of

Appeals. On June 25, 2008, the appellate court reversed the trial court’s dismissal of the plaintiff’s complaint as to claims arising before September 15, 2004, the date that the relevant statute was amended to expressly give the Ohio Supreme Court exclusive jurisdiction over claims for the unauthorized practice of law.

On August 8, 2008, the Company appealed the decision of the Eighth District Court of Appeals to the Supreme Court of Ohio. Although the parties have filed memoranda regarding jurisdiction, the Ohio Supreme Court has not yet decided whether to accept or deny this appeal.

Likewise, on August 8, 2008, the Company filed a Complaint in Mandamus with the Ohio Supreme Court asking that the Court compel the Cuyahoga County Court of Appeals to follow its own local rules which require it to abide by a prior Eighth District panel decision absent an en banc hearing. Respondent has filed a Motion to Dismiss and Company has filed a Memorandum in Opposition. The Ohio Supreme Court has yet to rule on this matter.

As the court decisions and current litigation in this case center around procedural issues rather than substantive merit issues, we cannot predict an outcome, favorable or unfavorable, to the Company or to estimate the amount or range of any potential loss.

16. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

	September 30,
	2008		2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash on hand and in banks	$57,888	$57,888	$45,666	$45,666
Interest bearing deposits at other financial institutions	74,491	74,491	185,649	185,649
Federal funds sold	—	—	598,400	598,400
Investment securities:
Available for sale	31,102	31,102	56,681	56,681
Held to maturity	817,750	820,047	823,815	825,342
Mortgage loans held for sale	200,670	200,670	107,962	107,962
Loans-net:
Mortgage loans held for investment	9,201,137	9,274,720	8,059,015	7,956,207
Other loans	7,599	8,784	14,692	15,957
Federal Home Loan Bank stock	35,620	35,620	34,231	34,321
Private equity funds	6,292	6,292	6,962	6,962
Derivatives	1,195	1,195	261	261
Liabilities:
NOW and passbook accounts	$2,315,270	$2,315,270	$2,478,972	$2,478,972
Certificates of deposit	5,945,831	5,990,994	5,662,243	5,685,495
FHLB advances	498,028	497,991	—	—
Borrowers’ advances for taxes and insurance	48,439	48,439	40,481	40,481
Principal and interest owed on loans serviced	80,675	80,675	77,908	77,908
Derivatives	9	9	—	—

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

Federal Home Loan Bank Stock—The fair value is estimated to be the carrying value, which is par. All transactions in capital stock of the FHLB of Cincinnati are executed at par.

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

Derivatives—Loan sale commitments and commitments to originate loans to be held for sale are considered derivative investments and are carried at fair value in the accompanying financial statements. Fair value is determined based on quoted market prices.

Off-Balance-Sheet Lending Commitments—Fair values for off-balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standings. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of undisbursed lines of credit is based on fees currently charged for similar agreements or on estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. The carrying amount and fair value of off-balance sheet instruments is not material as of September 30, 2008 and 2007.

17. PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following condensed financial statements for TFS Financial Corporation (parent company only) reflect the investments in, and transactions with, its wholly-owned subsidiaries. Intercompany activity is eliminated in the consolidated financial statements.

	September 30,
	2008	2007
Statements of Condition
Assets:
Cash on hand and in banks	$151	$111
Investment securities—available for sale	2,018	1,986
Mortgage backed securities—available for sale
Mortgage loans held for investment	81	121
Other loans:
Demand loan due from Third Federal Savings and Loan	412,160	492,211
Employee Stock Ownership Plan (ESOP) loan receivable	95,061	106,530
Accrued interest receivable	3,726	3,961
Investments in:
Third Federal Savings and Loan	1,293,383	1,343,273
Non-thrift subsidiaries	68,851	66,780
Prepaid federal and state income taxes	1,740	—
Deferred income taxes	10,306	11,620
Other assets	6,413	4,919

Total assets	$1,893,890	$2,031,512

Liabilities and shareholders’ equity:
Line of credit due non-thrift subsidiary	$42,532	$39,421
Accrued expenses and other liabilities	7,706	638
Accrued Federal and state income taxes	—	5,252

Total liabilities	50,238	45,311

Preferred stock	—	—
Common stock	3,323	3,323
Paid-in capital	1,672,953	1,668,215
Treasury stock, at cost	(192,662)	—
Unallocated ESOP shares	(93,545)	(100,597)
Retained earnings—substantially restricted	462,190	421,503
Accumulated other comprehensive loss	(8,607)	(6,243)

Total shareholders’ equity	1,843,652	1,986,201

Total liabilities and shareholders’ equity	$1,893,890	$2,031,512

	Years Ended September 30,
	2008	2007	2006
Statements of Income
Interest income:
Loans, including amortization of deferred costs	$8	$9	$(10)
Demand loan due from Third Federal Savings and Loan	14,260	16,764	2,830
ESOP loan	7,380	3,925	—
Mortgage backed securities—available for sale	—	3	20
Investment securities—available for sale	83	83	83
Other interest earning assets	4	8	9

Total interest income	21,735	20,792	2,932

Interest expense:
Borrowed funds from non-thrift subsidiaries	1,093	1,052	389
Stock subscriptions	—	722	—

Total interest expense	1,093	1,774	389

Net interest income	20,642	19,018	2,543
Provisions for loan losses	—	—	50

Net interest income after provisions for loan losses	20,642	19,018	2,493

Non-interest income:
Loan fees and service charges	678	915	852
Other	—	1	—

Total other income	678	916	852

Non-interest expenses:
Salaries and employee benefits	4,663	1,448	409
Professional services	1,644	1,070	1,162
Office property and equipment	13	8	6
Contribution to charitable foundation	1	49,950	—
Other operating expenses	382	48	47

Total non-interest expenses	6,703	52,524	1,624

Income (loss) before income taxes	14,617	(32,590)	1,721
Income tax expense (benefit)	5,082	(6,662)	600

Income (loss) before undistributed earnings of subsidiaries	9,535	(25,928)	1,121
Equity in undistributed earnings of subsidiaries:
Insured thrift institution subsidiaries	42,884	46,190	39,992
Non-thrift subsidiaries	2,071	5,349	2,426

Net income	$54,490	$25,611	$43,539

	Years Ended September 30,
	2008	2007	2006
Cash flows from operating activities
Net income	$54,490	$25,611	$43,539
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed (earnings) loss of subsidiaries:
Insured thrift institutions	(42,884)	(46,190)	(39,992)
Non-thrift subsidiaries	(2,071)	(5,350)	(2,426)
Contribution of stock to charitable foundation	—	49,950	—
Deferred income taxes	1,303	(12,179)	125
Stock-based compensation expense	2,181	5,933	—
Net (increase) decrease in interest receivable and other assets	(2,999)	(3,267)	1,166
Net increase (decrease) in accrued expenses and other liabilities	(4,799)	5,826	(480)
Other	(2)	(3)	174

Net cash provided by operating activities	5,219	20,331	2,106

Cash flows from investing activities
Principal collected on loans, net of originations	4	5	26
Proceeds from principal repayments and maturities of securities available for sale	—	225	688
Decrease (increase) in balances lent to Third Federal Savings and Loan	80,087	(538,630)	(2,887)
Dividends from (investments in) insured thrift institution subsidiaries	100,000	(402,043)	—

Net cash provided by (used in) investing activities	180,091	(940,443)	(2,173)

Cash flows from financing activities
Net proceeds from sale of common stock	—	993,609	—
Loan to ESOP	—	(106,530)	—
Principal reduction of ESOP loan	11,469	—	—
Purchase of treasury shares	(186,047)	—	—
Dividends paid to common stockholders	(13,803)	—	—
Net increase in borrowings from non-thrift subsidiaries	3,111	33,034	—

Net cash provided by (used in) financing activities	(185,270)	920,113	—

Net increase (decrease) in cash and cash equivalents	40	1	(67)
Cash and cash equivalents—beginning of year	111	110	177

Cash and cash equivalents—end of year	$151	$111	$110

18. EARNINGS PER SHARE

In connection with the April 2007 initial public stock offering, the Holding Company declared and distributed to Third Federal Savings, MHC a stock dividend of 227,118,132 shares which, when added to the 1,000 shares of Holding Company stock previously owned by Third Federal Savings, MHC, resulted in a total of 227,119,132 shares owned by Third Federal Savings, MHC. For purposes of computing earnings per share amounts prior to the offering date, the 227,119,132 shares currently held by Third Federal Savings, MHC are assumed to have been outstanding in all prior periods. For periods subsequent to the offering date, outstanding shares include shares held by Third Federal Savings, MHC, shares held by the Third Federal Foundation, shares held by the ESOP, and shares sold to subscribers except that shares held by the ESOP that have not been allocated to participants or committed to be released for allocation to participants are excluded from the computations. As of September 30, 2008, the ESOP held 9,354,548 shares that were neither allocated to participants nor committed to be released to participants.

The following is a summary of the Company’s earnings per share calculations.

	For the year ended September 30, 2008
	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$54,490
Basic earnings per share:
Income available to common shareholders	$54,490	319,386,915	$0.17

Effect of dilutive common stock equivalents	—	115,179

Diluted earnings per share:
Income available to common shareholders	$54,490	319,502,094	$0.17

	For the year ended September 30, 2007
	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net Income	$25,611
Basic and fully diluted earnings per share:
Income attributable to common shareholders	$25,611	269,513,427	$0.10

	For the year ended September 30, 2006
	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net Income	$43,539
Basic and fully diluted earnings per share:
Income attributable to common shareholders	$43,539	227,119,132	$0.19

19. RELATED PARTY TRANSACTIONS

The Company, through an indirect, majority-owned subsidiary, receives real estate and management services from an entity under the control of a Director. Management fees of $690, $726, and $742 were paid to the entity under the control of the Director for the years ended September 30, 2008, 2007, and 2006, respectively. In addition, a sales commission of $173 and a distribution of operating cash of $612 related to these management services were paid in the year ended September 30, 2007.

The Company has made loans and extensions of credit, in the ordinary course of business, to certain Directors. These loans were under normal credit terms, including interest rate and collateralization, and do not represent more than the normal risk of collection. The aggregate amount of loans to such related parties at September 30, 2008 and 2007 was $1,432 and $985, respectively. None of these loans were past due, considered impaired or on nonaccrual at September 30, 2008.

20. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. Emerging Issue Task Force (EITF) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1). FSP EITF 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities, and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those periods. The Company has not yet determined the effect of adopting FSP EITF 03-6-1 on its consolidated financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in accordance with generally accepted accounting principles in the United States. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s (SEC) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The amendment to AU Section 411 was approved by the SEC on September 16, 2008. The Company does not expect the adoption of SFAS 162 to have a material effect on its consolidated financial statements.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS 141R expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS 141R is effective for the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 141R to have a material effect on its consolidated financial statements.

In December 2007, the SEC issued SAB No. 110 (SAB 110), which expresses the views of the SEC regarding the use of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), Share-Based Payment. The SEC concluded that a company could, under certain circumstances, continue to use the simplified method for share option grants after December 31, 2007. The Company adopted the use of the “simplified” method for share options issued during 2008. The adoption did not have a material effect on its consolidated financial statements.

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

In June 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (EITF 06-11). The issue addresses how an entity should recognize the income tax benefit received on dividends that are (a) paid to employees holding equity-classified nonvested shares, equity-classified nonvested share units, or equity-classified outstanding share options and (b) charged to retained earnings under Statement 123(R). The Task Force concluded that the realized income tax benefit should be recognized as an increase to additional paid-in capital and included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. EITF 06-11 is effective for prospective application to dividends that are declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The Company adopted EITF 06-11 on October 1, 2008 for dividends declared on share-based payment awards subsequent to this date. The adoption is not expected to have a material effect on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 provides all entities, including not-for-profit organizations, with the option of reporting selected financial assets and liabilities at fair value. The objective of SFAS 159 is to improve financial reporting by providing opportunities to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Most of the provisions in this statement apply only to entities which elect to adopt SFAS 159. However the amendment to FASB Statement No. 115, Accounting for Certain Investment in Debt and Equity Securities, applies to entities with available for sale and trading securities, and requires an entity to present separately fair value and non-fair value securities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. As of October 1, 2008, the Company elected to apply the provisions of SFAS 159 to mortgage loans reported as held for sale and subject to securitization contracts with a trade date on or after October 1, 2008. This election did not result in a cumulative-effect adjustment to retained earnings and is not expected to have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of SFAS 157, guidance for applying fair value was incorporated in several pronouncements. SFAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the fair value measure of assets and liabilities. SFAS 157 also emphasizes that fair value is a market-based measurement, not an entity specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS 157, fair value measurements are disclosed by level within that hierarchy. While SFAS 157 does not add any new fair value measurements, it does change current practice. Changes to current practice include: (1) a requirement for an entity to include its own credit rating in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction if the restriction lapses within one year. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2). FSP FAS 157-2 partially defers the effective date of SFAS 157 for one year for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In October 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active. FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active. The Company is evaluating the effect of adopting the provisions deferred by FSP FAS 157-2 on its consolidated financial statements. The Company adopted SFAS 157 and FSP FAS 157-3 on October 1, 2008. The adoption is not expected to have a material effect on its consolidated financial statements.

21. SELECTED QUARTERLY DATA (UNAUDITED)

The following tables are a summary of certain quarterly financial date for the fiscal years ended September 30, 2008 and 2007.

	Fiscal 2008 Quarter Ended
	December 31	March 31	June 30	September 30
	(In thousands, except per share data)
Interest income	$145,668	$138,892	$131,564	$134,059
Interest expense	92,696	85,832	75,263	76,530

Net interest income	52,972	53,060	56,301	57,529
Provision for loan losses	3,000	4,500	18,000	9,000

Net interest income after provision for loan losses	49,972	48,560	38,301	48,529
Non-interest income	12,933	10,820	11,946	12,081
Non-interest expense	34,103	36,016	39,331	41,997

Earnings before income tax expense	28,802	23,364	10,916	18,613
Income tax expense	9,986	8,541	4,126	4,552

Net earnings	$18,816	$14,823	$6,790	$14,061

Earnings per share—basic and fully diluted	$0.06	$0.05	$0.02	$0.04

	Fiscal 2007 Quarter Ended
	December 31	March 31	June 30	September 30
	(In thousands, except per share data)
Interest income	$125,733	$126,520	$140,114	$145,358
Interest expense	81,107	82,702	87,339	93,375

Net interest income	44,626	43,818	52,775	51,983
Provision for loan losses	2,000	2,250	2,100	3,250

Net interest income after provision for loan losses	42,626	41,568	50,675	48,733
Non-interest income	12,421	11,098	14,181	13,689
Non-interest expense	31,522	34,777	88,592	36,218

Earnings (loss) before income tax expense	23,525	17,889	(23,736)	26,204
Income tax expense (benefit)	7,694	5,902	(6,479)	11,154

Net earnings (loss)	$15,831	$11,987	$(17,257)	$15,050

Earnings (loss) per share—basic and fully diluted	$0.07	$0.05	$(0.06)	$0.05

FORM 10-K EXHIBIT INDEX

Exhibit Number	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previous Filed with SEC
2.1	TFS Financial Corporation Stock Issuance Plan, dated May 25, 2006	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 2 therein)

3.1	Amended and Restated Charter of TFS Financial Corporation, dated January 16, 2007	Amendment No. 2 to Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on February 9, 2006; Exhibit 3.2 therein)

3.2	Amended and Restated Bylaws of TFS Financial Corporation	Current Report on Form 8K No. 001-33390 (filed with the SEC on April 28, 2008; Exhibit 3.2 therein)

4.1	Form of Common Stock Certificate of TFS Financial Corporation	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 4 therein)

10.1	Employee Stock Ownership Plan, dated January 1, 2006	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.1 therein)

10.2	Financial, Retirement & Estate Planning Program as amended and restated January 1, 2006	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.2 therein)

10.3	Resolution Regarding Executive Physical Program, dated May 16, 2002	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.3 therein)

10.4	Company Car Program, dated February 24, 1995	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.4 therein)

10.5	Executive Retirement Benefit Plan I, dated January 1, 2006	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.5 therein)

10.6	Benefit Equalization Plan, dated January 1, 2005	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.6 therein)

10.7	Split Dollar Agreement, dated January 29, 2002	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.7 therein)

10.8	Resolution Regarding Supplemental Split Dollar Life Insurance Plan, dated August 22, 2002	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.8 therein)

10.9	Amendment No. 1 to Employee Stock Ownership Plan, dated February 22, 2007	Quarterly Report on Form 10-Q No. 001-33390 (filed with the SEC on May 15, 2007; Exhibit 10.9 therein)

10.10	2008 Equity Incentive Plan	Current Report on Form 8K No. 001-33390 (filed with the SEC on May 30, 2008; Exhibit 10.1 therein)

Exhibit Number	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previous Filed with SEC
10.11	Management Incentive Compensation Plan	Current Report on Form 8K No. 001-33390 (filed with the SEC on May 30, 2008; Exhibit 10.2 therein)

21.1	Subsidiaries of Registrant	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 21 therein)

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of chief executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

31.2	Certification of chief financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

32	Certification of chief executive officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TFS Financial Corporation

Dated: November 26, 2008	/s/ MARC A. STEFANSKI
Marc A. Stefanski Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: November 26, 2008	/s/ MARC A. STEFANSKI
Marc A. Stefanski Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Dated: November 26, 2008	/s/ DAVID S. HUFFMAN
David S. Huffman Chief Financial Officer (Principal Financial Officer)

Dated: November 26, 2008	/s/ JUDITH Z. ADAM
Judith Z. Adam
Chief Accounting Officer (Principal Accounting Officer)

Dated: November 26, 2008	/s/ BERNARD S. KOBAK
Bernard S. Kobak Director and Secretary

Dated: November 26, 2008	/s/ ANTHONY J. ASHER
Anthony J. Asher, Director

Dated: November 26, 2008	/s/ THOMAS J. BAIRD
Thomas J. Baird, Director

Dated: November 26, 2008	/s/ MARTIN J. COHEN
Martin J. Cohen, Director

Dated: November 26, 2008	/s/ ROBERT A. FIALA
Robert A. Fiala, Director

Dated: November 26, 2008	/s/ JOHN J. FITZPATRICK
John J. Fitzpatrick, Director

Dated: November 26, 2008	/s/ JAMES S. GASCOIGNE
James S. Gascoigne, Director

Dated: November 26, 2008	/s/ WILLIAM C. MULLIGAN
William C. Mulligan, Director

Dated: November 26, 2008	/s/ MARIANNE PITERANS
Marianne Piterans, Director

Dated: November 26, 2008	/s/ PAUL W. STEFANIK
Paul W. Stefanik, Director

Dated: November 26, 2008	/s/ ANTHONY W. ZEPP
Reverend Anthony W. Zepp, Director