Form 10-Q
period 2008-12-31
TFS Financial CORP
filed 2009-02-06
CIK 1381668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended December 31, 2008

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date.

As of February 2, 2009 there were 311,562,150 shares of the Registrant’s common stock, par value $0.01 per share, issued and outstanding, of which 227,119,132 shares, or 72.90% of the Registrant’s common stock, were held by Third Federal Savings and Loan Association of Cleveland, MHC, the Registrant’s mutual holding company.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

TFS Financial Corporation

PART l — FINANCIAL INFORMATION

Item 1.	Financial Statements

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

(In thousands, except share data)

	December 31, 2008	September 30, 2008
	(unaudited)
ASSETS
Cash and due from banks	$45,983	$57,888
Other interest-bearing cash equivalents	46,055	74,491

Cash and cash equivalents	92,038	132,379

Investment securities:
Available for sale (amortized cost $29,576 and $30,861, respectively)	30,050	31,102
Held to maturity (fair value $782,223 and $820,047, respectively)	778,177	817,750

	808,227	848,852

Mortgage loans held for sale (includes $156,133 measured at fair value for the period ended December 31, 2008)	172,171	200,670
Loans held for investment, net:
Mortgage loans	9,470,189	9,259,529
Other loans	8,952	7,599
Deferred loan fees, net	(12,959)	(14,596)
Allowance for loan losses	(48,774)	(43,796)

Loans, net	9,417,408	9,208,736

Mortgage loan servicing assets, net	42,721	41,526
Federal Home Loan Bank stock, at cost	35,620	35,620
Real estate owned	15,349	14,108
Premises, equipment, and software, net	67,287	68,112
Accrued interest receivable	43,644	46,371
Bank owned life insurance contracts	152,948	151,294
Other assets	28,341	38,783

TOTAL ASSETS	$10,875,754	$10,786,451

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$8,301,659	$8,261,101
Federal Home Loan Bank advances	547,535	498,028
Borrowers’ advances for insurance and taxes	46,404	48,439
Principal, interest, and related escrow owed on loans serviced	80,105	80,675
Accrued expenses and other liabilities	105,207	54,556

Total liabilities	9,080,910	8,942,799
Commitments and contingent liabilities
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 332,318,750 shares issued; 311,518,750 and 316,233,550 outstanding at December 31, 2008 and September 30, 2008, respectively	3,323	3,323
Paid-in capital	1,674,927	1,672,953
Treasury Stock, at cost; 20,800,000 shares at December 31, 2008 and 16,085,200 shares at September 30, 2008	(252,932)	(192,662)
Unallocated ESOP shares	(91,959)	(93,545)
Retained earnings—substantially restricted	469,808	462,190
Accumulated other comprehensive loss	(8,323)	(8,607)

Total shareholders’ equity	1,794,844	1,843,652

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,875,754	$10,786,451

See accompanying notes to unaudited interim consolidated financial statements.

TFS Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(In thousands, except share and per share data)

	For the Three Months Ended December 31,
	2008	2007
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$121,356	$123,967
Investment securities available for sale	258	558
Investment securities held to maturity	9,342	11,636
Federal funds sold	—	8,246
Other interest and dividend earning assets	448	1,261

Total interest and dividend income	131,404	145,668

INTEREST EXPENSE:
Deposits	74,714	92,696
Federal Home Loan Bank advances	1,138	—

Total interest expense	75,852	92,696

NET INTEREST INCOME	55,552	52,972

PROVISION FOR LOAN LOSSES	10,000	3,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN
LOSSES	45,552	49,972

NON-INTEREST INCOME
Fees and service charges	6,436	6,333
Net gain on the sale of loans	3,078	1,199
Increase in and death benefits from bank owned life insurance contracts	1,674	1,657
Income (loss) on private equity investments	(1,107)	1,928
Other	1,850	1,816

Total non-interest income	11,931	12,933

NON-INTEREST EXPENSE:
Salaries and employee benefits	20,157	18,355
Marketing services	3,525	3,525
Office property, equipment, and software	5,353	4,519
Federal insurance premium	2,010	631
State franchise tax	1,562	707
Real estate owned expense, net	1,973	743
Other operating expenses	5,639	5,623

Total non-interest expense	40,219	34,103

INCOME BEFORE INCOME TAXES	17,264	28,802

INCOME TAX EXPENSE	5,776	9,986

NET INCOME	$11,488	$18,816

Earnings per share—basic and fully diluted	$0.04	$0.06

Weighted average shares outstanding
Basic	303,432,538	322,327,418
Diluted	303,778,688	322,327,418

See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

Three Months Ended December 31, 2008 and 2007

(In thousands)

						Accumulated other comprehensive income (loss)
	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Unrealized gains/(losses) on securities	Pension obligation	Total shareholders’ equity
Balance at September 30, 2007	$3,323	1,668,215	—	(100,597)	421,503	(223)	(6,020)	$1,986,201
Comprehensive Income:
Net income	—	—	—	—	18,816	—	—	18,816
Change in unrealized losses on securities available for sale	—	—	—	—	—	220	—	220
Change in pension obligation	—	—	—	—	—	—	60	60

Total comprehensive income	—	—	—	—	—	—	—	19,096
ESOP shares allocated or committed to be released	—	559	—	2,281	—	—	—	2,840

Balance at December 31, 2007	$3,323	1,668,774	—	(98,316)	440,319	(3)	(5,960)	$2,008,137

Balance at September 30, 2008	$3,323	1,672,953	(192,662)	(93,545)	462,190	157	(8,764)	$1,843,652
Comprehensive Income:
Net income	—	—	—	—	11,488	—	—	11,488
Change in unrealized gains on securities available for sale	—	—	—	—	—	152	—	152
Change in pension obligation	—	—	—	—	—	—	132	132

Total comprehensive income								11,772
Purchase of treasury stock (4,714,800 shares)	—	—	(60,270)	—	—	—	—	(60,270)
ESOP shares allocated or committed to be released	—	435	—	1,586	—	—	—	2,021
Compensation costs for stock- based plans	—	1,539	—	—	—	—	—	1,539
Dividends paid to common shareholders ($0.05 per common share)	—	—	—	—	(3,870)	—	—	(3,870)

Balance at December 31, 2008	$3,323	1,674,927	(252,932)	(91,959)	469,808	309	(8,632)	$1,794,844

See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	For the Three Months Ended December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,488	$18,816
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation plans	3,560	2,840
Depreciation and amortization	2,463	1,668
Provision for loan losses	10,000	3,000
Net gains on the sale of loans	(3,078)	(1,199)
Other net losses	2,737	1,984
Principal repayments on and proceeds from sales of loans held for sale	186,287	133,025
Loans originated for sale	(153,245)	(137,834)
Increase in and death benefits for bank owned life insurance contracts	(1,674)	(1,633)
Net decrease in interest receivable and other assets	10,855	10,013
Net increase in accrued expenses and other liabilities	48,892	53,983
Other	1,357	(1,928)

Net cash provided by operating activities	119,642	82,735

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans originated	(638,315)	(751,641)
Principal repayments on loans	280,637	465,984
Proceeds from sales, principal repayments and maturities of:
Securities available for sale	1,689	1,956
Securities held to maturity	39,601	45,167
Proceeds from sale of:
Loans	132,244	62,639
Real estate owned	2,128	2,093
Purchases of:
Securities available for sale	(406)	(320)
Securities held to maturity	—	(110,452)
Premises and equipment	(956)	(1,693)
Other	75	3,113

Net cash used in investing activities	(183,303)	(283,154)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	40,558	125,158
Net decrease in borrowers’ advances for insurance and taxes	(2,035)	(1,894)
Net decrease in principal and interest owed on loans serviced	(570)	(209)
Net increase in short-term Federal Home Loan Bank advances	29,507	—
Net increase in long-term Federal Home Loan Bank advances	20,000	—
Purchase of treasury shares	(60,270)	—
Dividends paid to common shareholders	(3,870)	—

Net cash provided by financing activities	23,320	123,055

NET DECREASE IN CASH AND CASH EQUIVALENTS	(40,341)	(77,364)

CASH AND CASH EQUIVALENTS—Beginning of period	132,379	829,715

CASH AND CASH EQUIVALENTS—End of period	$92,038	$752,351

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest on deposits	$70,636	$95,410
Cash paid for interest on borrowed funds	1,128	—
SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Loans exchanged for mortgage-backed securities	321,024	195,461
Transfer of loans to real estate owned	6,519	6,099

See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands unless otherwise indicated)

1. BASIS OF PRESENTATION

TFS Financial Corporation (the Holding Company), a federally chartered stock holding company, conducts its principal activities through its wholly owned subsidiaries. The principal line of business of TFS Financial Corporation and its subsidiaries (collectively, TFS Financial or the Company) is retail consumer banking, including mortgage lending, deposit gathering, and other insignificant financial services. On December 31, 2008, approximately 73% of the Holding Company’s outstanding shares were owned by a federally chartered mutual holding company, Third Federal Savings and Loan Association of Cleveland, MHC (Third Federal Savings, MHC). The thrift subsidiary of TFS Financial is Third Federal Savings and Loan Association of Cleveland (the Association).

The accounting and reporting policies followed by the Company conform in all material respects to accounting principles generally accepted in the United States of America (U.S. GAAP) and to general practices in the financial services industry. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The allowance for loan losses, the valuation of mortgage loan servicing rights, the valuation of deferred tax assets, and the determination of pension obligations and stock-based compensation are particularly subject to change.

The unaudited interim consolidated financial statements were prepared without an audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial condition of TFS Financial at December 31, 2008, and its results of operations and cash flows for the periods presented. In accordance with Regulation S-X for interim financial information, these statements do not include certain information and footnote disclosures required for complete audited financial statements. The Holding Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 contains consolidated financial statements and related notes which should be read in conjunction with the accompanying interim consolidated financial statements. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2009.

2. EARNINGS PER SHARE

The following is a summary of our earnings per share calculations.

	For the Three Months ended December 31,
	2008			2007
	Income	Shares	Per share amount	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$11,488			$18,816

Basic earnings per share:
Income available to common shareholders	$11,488	303,432,538	$0.04	$18,816	322,327,418	$0.06

Effect of dilutive potential common shares	—	346,150		—	—

Diluted earnings per share:
Income available to common shareholders	$11,488	303,778,688	$0.04	$18,816	322,327,418	$0.06

Earnings per share is computed by dividing the income available to common shareholders by the weighted average number of shares outstanding for the period. Outstanding shares include shares held by Third Federal Savings, MHC, shares held by the Third Federal Foundation, shares held by the Employee Stock Ownership Plan (ESOP), common stock equivalents with a dilutive impact granted under the Company’s 2008 Equity Incentive Plan and shares held by the public except for shares held by the ESOP that have not been allocated to participants or committed to be released for allocation to participants are excluded from the computations.

During the three months ended December 31, 2008, unvested options to purchase 4,133,575 shares were outstanding, however, these shares were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. There were no outstanding options to purchase shares during the three months ended December 31, 2007.

3. INVESTMENT SECURITIES

Investments available for sale are summarized as follows:

	December 31, 2008
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. government and agency obligations	$8,998	$470	$—	$9,468
Fannie Mae certificates	315	2	—	317
Real estate mortgage investment conduits (REMICs)	11,964	48	(46)	11,966
Other	8,299	—	—	8,299

	$29,576	$520	$(46)	$30,050

	September 30, 2008
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. government and agency obligations	$8,997	$216	$—	$9,213
Fannie Mae certificates	483	—	(5)	478
REMICs	13,488	49	(19)	13,518
Other	7,893	—	—	7,893

	$30,861	$265	$(24)	$31,102

Investments held to maturity are summarized as follows:

	December 31, 2008
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Freddie Mac certificates	$9,246	$167	$—	$9,413
Ginnie Mae certificates	8,089	109	(5)	8,193
REMICs	749,339	8,168	(4,885)	752,622
Fannie Mae certificates	11,503	492	—	11,995

	$778,177	$8,936	$(4,890)	$782,223

	September 30, 2008
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Freddie Mac certificates	$9,826	$36	$—	$9,862
Ginnie Mae certificates	8,366	116	(1)	8,481
REMICs	787,699	7,582	(5,719)	789,562
Fannie Mae certificates	11,859	326	(43)	12,142

	$817,750	$8,060	$(5,763)	$820,047

4. LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans held for investment consist of the following:

	December 31, 2008	September 30, 2008
Real estate loans:
Residential non-Home Today	$6,349,237	$6,399,492
Residential Home Today	300,749	303,153
Equity loans and lines of credit	2,748,103	2,488,054
Construction	107,161	115,323

Real estate loans	9,505,250	9,306,022
Consumer loans:
Auto	685	1,044
Loans on savings	6,306	6,071
Other	1,961	484

Consumer loans	8,952	7,599

Less:
Deferred loan fees—net	(12,959)	(14,596)
Loans-in-process	(35,061)	(46,493)
Allowance for loan losses	(48,774)	(43,796)

Loans held for investment, net	$9,417,408	$9,208,736

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

Activity in the allowance for loan losses is summarized as follows:

	Three Months Ended December 31,
	2008	2007
Balance—beginning of period	$43,796	$25,111
Provision charged to income	10,000	3,000
Charge-offs	(5,045)	(2,077)
Recoveries	23	61

Balance—end of period	$48,774	$26,095

We assess the allowance for loan losses on a quarterly basis and make provisions for loan losses in order to maintain the allowance. In light of the recent and continued housing market deterioration, the further unfavorable trending of our delinquency statistics and the current instability in employment and economic prospects, beginning June 30, 2008 and at each quarter end thereafter, we have conducted an expanded loan level evaluation of our equity lines of credit which were delinquent 90 days or more. This expanded evaluation supplemented, and was in addition to, our traditional evaluation procedures. We expect that, as delinquencies in our portfolio are resolved, we will realize an increase in net charge-offs that will be applied against the allowance.

Loans identified by management as having significant weaknesses such that a loss was probable were separately evaluated for impairment. A specific reserve was recorded to adjust each loan to its fair value or to the present value of expected future cash flows, as appropriate. The average recorded investment in impaired loans was $125,341 and $217 for the three months ended December 31, 2008 and December 31, 2007, respectively. Interest income received and recognized on these loans was immaterial for each three month period presented. The recorded balance of impaired loans, including those whose terms have been modified in troubled debt restructurings, is summarized as follows:

	December 31, 2008	September 30, 2008
With specific reserves assigned to the loan balance	$91,119	$73,176
With no specific reserves assigned to the loan balance	44,386	42,870

Total	$135,505	$116,046

Allowance for loan losses on impaired loans	$31,172	$22,804

5. DEPOSITS

Deposit account balances are summarized as follows:

	December 31, 2008	September 30, 2008
Negotiable order of withdrawal accounts	$1,091,719	$1,124,572
Savings accounts	1,126,969	1,190,698
Certificates of deposit	6,074,227	5,941,166

	8,292,915	8,256,436
Accrued interest	8,744	4,665

Total deposits	$8,301,659	$8,261,101

6. INCOME TAXES

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and city jurisdictions. With a few exceptions we are no longer subject to federal and state income tax examinations for tax years prior to 2003. The State of Ohio has examined the Association through 2006 with no adjustment.

The Company recognizes interest and penalties on income tax assessments or income tax refunds, where applicable, in the financial statements as a component of its provision for income taxes.

7. DEFINED BENEFIT PLAN

The Third Federal Savings Retirement Plan (the Plan) is a defined benefit pension plan. Effective December 31, 2002, the Plan was amended to limit participation to employees who met the Plan’s eligibility requirements on that date. After December 31, 2002, employees not participating in the Plan will, upon meeting the applicable eligibility requirements, participate in a separate tier of the Company’s defined contribution, 401(k) Savings Plan. Benefits under the Plan are based on years of service and the employee’s average annual compensation (as defined in the Plan). The funding policy of the Plan is consistent with the funding requirements of U.S. Federal and other governmental laws and regulations.

The components of net periodic benefit cost recognized in the statements of income are as follows:

	Three Months Ended December 31,
	2008	2007
Service cost	$803	$947
Interest cost	862	754
Expected return on plan assets	(723)	(808)
Amortization of net loss	219	109
Amortization of prior service cost	(15)	(15)

Net periodic benefit cost	$1,146	$987

Minimum employer contributions paid through December 31, 2008 were $225. Minimum employer contributions expected during the remainder of the fiscal year are $1,357.

8. EQUITY INCENTIVE PLAN

During the three month ended December 31, 2008, the Company recorded $1,539 of share-based expense, comprised of stock option expense of $524 and restricted stock unit expense of $1,015.

At December 31, 2008, 4,133,575 shares were subject to options, with a weighted average exercise price of $11.74 per share and a weighted average grant date fair value of $3.10 per share. Expected future expense related to the 4.1 million non-vested options outstanding as of December 31, 2008 is $11,572 over a weighted average of 6.2 years.

At December 31, 2008, 1,780,950 restricted stock units, with a weighted average grant date fair value of $11.74 per unit are unvested. Expected future compensation expense relating to the 1.8 million restricted stock units at December 31, 2008 is $16,972 over a weighted average period of 6.6 years. Each unit is equivalent to one share of common stock.

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

Off-balance sheet commitments to extend credit involve elements of credit risk and interest rate risk in excess of the amount recognized in the consolidated statements of condition. The Company’s exposure to credit loss in the event of nonperformance by the other party to the commitment is represented by the contractual amount of the commitment. The Company generally uses the same credit policies in making commitments as it does for on-balance-sheet instruments. Interest rate risk on commitments to extend credit results from the possibility that interest rates may have moved unfavorably from the position of the Company since the time the commitment was made.

At December 31, 2008, the Company had commitments to originate loans as follows:

Fixed-rate loans	$669,085
Adjustable-rate loans	38,698
Equity line of credit loans	89,521

Total	$797,304

At December 31, 2008, the Company had unfunded commitments outstanding as follows:

Equity lines of credit	$2,428,109
Construction loans	35,062
Private equity investments	13,913

Total	$2,477,084

The Company provides mortgage reinsurance on certain mortgage loans in its own portfolio, including Home Today loans and loans in its servicing portfolio through contracts with two primary mortgage insurance companies. Under these contracts, the Company absorbs mortgage insurance losses in excess of a specified percentage of the principal balance of a given pool of loans, subject to a contractual limit, in exchange for a portion of the pools’ mortgage insurance premiums. As of December 31, 2008, approximately $617,311 of mortgage loans in our portfolios were covered by such mortgage reinsurance contracts. At December 31, 2008, the maximum losses under the reinsurance contracts were limited to $17,005. The Company has incurred $95 of losses under these reinsurance contracts and has provided a liability for the remaining estimated losses totaling $6,181 as of December 31, 2008. Management believes it has made adequate provision for estimated losses.

At December 31, 2008, the Company had $152,831 in commitments to securitize and sell mortgages.

At December 31, 2008, the Company had committed to borrow $100,000 from the Federal Reserve Bank’s Discount Window. The commitment will settle on January 2, 2009.

In management’s opinion, the above commitments will be funded through normal operations.

On June 13, 2006, Dr. Gary Greenspan filed a putative class action lawsuit against Third Federal, captioned Gary A. Greenspan v. Third Federal Savings & Loan, Case No. CV 06 593882 in the Cuyahoga County, Ohio Court of Common Pleas. The plaintiff sought to represent a class of Ohio residents in connection with mortgage loans that the Company provided to plaintiff and the putative class members. The plaintiff alleges that the Company impermissibly charged a “document preparation fee” that included the cost of preparing legal documents in connection with the mortgages. The plaintiff alleges that the Company should disgorge the document preparation fee because the document preparation constituted the practice of law and was performed by Company employees who are not licensed to practice law in Ohio. The plaintiff sought to certify a class of individuals who were charged such a fee “anytime after June 13, 2001.” The Company vigorously disputes these allegations.

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

On August 8, 2008, the Company appealed the decision of the Eighth District Court of Appeals to the Supreme Court of Ohio which then accepted the appeal on December 3, 2008. The record was then filed with the Ohio Supreme Court on January 2, 2009.

Additionally, on August 8, 2008, the Company filed a Complaint in Mandamus with the Ohio Supreme Court which then dismissed the mandamus action on December 3, 2008.

As appellate litigation in this case centers around procedural issues rather than substantive merit issues, at this time we cannot predict an outcome, favorable or unfavorable, to the Company or estimate the amount or range of any potential loss.

10. FAIR VALUE

On October 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS)157, Fair Value Measurements (SFAS 157) and SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. The Company has not yet applied the provisions of SFAS 157 to its non-financial assets, such as goodwill, real estate owned, and other non-financial assets measured at fair value on a non-recurring basis, pursuant to FSP FAS 157-2, Effective Date of FASB Statement No. 157. The Company will adopt the provisions of SFAS 157 for those items to which the deferral applies effective October 1, 2009 and does not expect the adoption to have a material impact on its consolidated results of operations or financial position.

SFAS 157 establishes a framework for measuring fair value and expands disclosure requirements related to fair value measurements. It provides a uniform definition of fair value as the price that would be received in the sale of an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a three-level valuation hierarchy based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. An asset or liability is categorized within the valuation hierarchy based on the lowest level of input that is significant to the fair value measurement. The three levels of inputs are defined as follows:

Level 1	–	quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2	–	inputs that are observable or can be corroborated by observable market data, such as quoted prices for similar assets or liabilities or quoted prices in markets that are not active.

Level 3	–	a company’s own assumptions about how market participants would price an asset or liability.

SFAS 159 provides an option to elect fair value as an alternative measurement for selected financial assets and financial liabilities not previously recorded at fair value. In accordance with the provisions of SFAS 159, the Company elected the fair value option for mortgage loans classified as held for sale that are subject to pending loan securitization contracts entered into on or after October 1, 2008. The election is expected to reduce volatility in earnings related to timing issues on loan securitization contracts. No transition adjustment was required to the opening balance of retained earnings because the Company applied the election prospectively. There were no outstanding loan securitizations entered into prior to October 1, 2008 that remain outstanding at December 31, 2008.

At December 31, 2008, loans held for sale subject to pending securitization contracts had a fair value of $156,133 and an aggregate outstanding principal balance of $152,831. For the three months ended December 31, 2008, a net gain of $4,269 on these loans is reported in non-interest income. The net gain includes $1,971 related to pricing fluctuation in the secondary market that is fully offset by losses on the derivative securitization contracts and a $2,298 expected gain on loans subject to pending securitization contracts that would have been recorded at settlement, in the subsequent quarter, prior to the fair value election. Interest income on mortgage loans held for sale is recorded in interest income on loans. Mortgage loans held for sale not included in securitization contracts continue to be recorded at the lower of cost or fair value. At December 31, 2008, these loans were reported at cost, a total of $16,038.

Presented below is a discussion of the methods and significant assumptions used by the Company to estimate fair value. Disclosure of these methods and assumptions is required in the first interim financial statements and annual financial statements, thereafter, following the adoption of SFAS 157.

Investment Securities Available for Sale

Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based on quoted prices, if available. If quoted prices are not available, fair values are obtained from third party independent nationally recognized pricing services using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Money market accounts are classified within Level 1 of the hierarchy. Level 2 securities include U.S. Government and federal agency obligations, mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae, and REMICs.

Mortgage Loans Held for Sale

The fair value of mortgage loans held for sale is based on quoted secondary market pricing for loan portfolios with similar characteristics. Mortgage loans held for sale consist of mortgage loans subject to pending securitization contracts and mortgage loans classified as held for sale not included in securitization contracts as of the reporting date. Pursuant to SFAS 159, the Company elected the fair value measurement option for mortgage loans held for sale subject to pending securitization contracts. These loans are included in Level 2 of the hierarchy.

Loans Held for Investment

The Company does not record loans held for investment at fair value on a recurring basis. However, when it is considered probable that the Company will be unable to collect all amounts due according to the contractual terms of a loan agreement, the loan is considered impaired and individually evaluated for impairment in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan. The fair value of the impaired loan is estimated using either discounted cash flows or the fair value of the underlying collateral. Substantially all of the Company’s impaired loans, other than those restructured in troubled debt restructurings, are evaluated based on the fair value of the collateral, which is a fair value measurement. When the carrying value of the loan exceeds the fair value of the collateral, an allowance is established and the loan is included in Level 2 of the hierarchy with assets measured at fair value on a non-recurring basis.

Derivatives

Derivative instruments include interest rate locks on commitments to originate loans for the held for sale portfolio and contracts to deliver mortgage-backed securities. Derivatives are reported at fair value in other assets or other liabilities on the Consolidated Statement of Condition with changes in value recorded in current earnings. Fair value is estimated using quoted secondary market pricing for loan portfolios with similar characteristics. The fair value of interest rate locks is adjusted by a closure rate based on the estimated percentage of commitments that will result in closed loans. Because the closure rate is a significantly unobservable assumption, interest rate locks are included in Level 3 of the hierarchy. Contracts to deliver mortgage-backed securities are included in Level 2 of the hierarchy.

Assets and liabilities carried at fair value on a recurring basis on the balance sheet as of December 31, 2008 are summarized below.

		Fair Value Measurements at Reporting Date Using
	12/31/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment securities available for sale	$30,050	8,299	$21,751	$—
Mortgage loans held for sale	$156,133		$156,133
Derivatives	$390	—		390

Total	$186,573	$8,299	$177,884	$390

Liabilities
Derivatives	$(1,971)		$(1,971)	$—

Total	$(1,971)	$—	$(1,971)	$—

At December 31, 2008 and September 30, 2008, respectively, derivatives classified within Level 3 of the hierarchy were $390 and $(9), with a net gain of $399 recorded in other income for the three month period ended December 31, 2008. This resulted in a $399 increase to net assets for the period ended December 31, 2008.

Assets measured at fair value on a non-recurring basis that had a fair value below cost at the end of the period are summarized below. This table includes loans held for investment that are measured for impairment based on the fair value of the collateral, a fair value measurement. There are $2,028 of impaired loans measured using a present value technique which is not a fair value measurement.

		Fair Value Measurements at Reporting Date Using
	12/31/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	133,478	—	133,478	—

Total	$133,478	$—	$133,478	$—

11. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 132(R)-1, Employers’ Disclosures about Pensions and Other Postretirement Benefits, (FSP FAS 132(R)-1). FSP FAS 132(R)-1 amends SFAS No. 132(R) by expanding the disclosure requirements for plan assets of defined benefit pensions or other postretirement plans. For plans subject to this statement, entities are required to provide more detailed information about (1) investment policies and strategies, (2) categories of plan assets, (3) fair value measurements of plan assets, and (4) significant concentrations of risk. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Company has not yet determined the effect of adopting FSP FAS 132(R)-1 on its consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position No. Emerging Issue Task Force (EITF) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1). FSP EITF 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities, and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those periods. The Company has not yet determined the effect of adopting FSP EITF 03-6-1 on its consolidated financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in accordance with generally accepted accounting principles in the United States. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s (SEC) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company adopted SFAS 162 on November 16, 2008, with no material effect on its consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). SFAS 161 expands the disclosure requirements for derivative instruments and hedging activities. For instruments subject to this Statement, entities are required to disclose how and why such instruments are being used, where values, gains and losses are reported within financial statements, and the existence and nature of credit-risk-related contingent features. Additionally, entities are required to provide more specific disclosures about the volume of their derivative activity. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company adopted SFAS 161 on January 1, 2009. The adoption is not expected to have a material effect on its consolidated financial statements.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities —Including an Amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 provides all entities, including not-for-profit organizations, with the option of reporting selected financial assets and liabilities at fair value. The Company adopted SFAS 159 on October 1, 2008, electing to apply the provisions to mortgage loans held for sale subject to securitization contracts with a trade date on or after October 1, 2008. This election did not result in a cumulative-effect adjustment to retained earnings and is not expected to have a material effect on the Company’s consolidated financial statements.

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

In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2). FSP FAS 157-2 delays the effective date of SFAS 157 for non-recurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. Pursuant to FSP FAS 157-2, the Company has not applied the provisions of SFAS 157 to nonfinancial assets or nonfinancial liabilities measured at fair value on a non-recurring basis. The Company expects to adopt FSP FAS 157-2 on October 1, 2009 and does not expect the adoption to have a material effect on its consolidated financial statements.

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

These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following important factors that could affect the actual outcome of future events:

•	significantly increased competition among depository and other financial institutions;

•	inflation and changes in the interest rate environment that reduce our interest margins or reduce the fair value of financial instruments;

•	general economic conditions, either nationally or in our market areas, that are worse than expected;

•	decreased demand for our products and services and lower revenue and earnings because of a recession;

•	adverse changes and volatility in the securities markets;

•	adverse changes and volatility in credit markets;

•	legislative or regulatory changes that adversely affect our business;

•	our ability to enter new markets successfully and take advantage of growth opportunities, and the possible short-term dilutive effect of potential acquisitions or de novo branches, if any;

•	changes in consumer spending, borrowing and savings habits;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies the Financial Accounting Standards Board and the Public Company Accounting Oversight Board;

•	future adverse developments concerning Fannie Mae or Freddie Mac;

•	changes in monetary and fiscal policy of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board;

•	changes in policy and/or assessment rates of taxing authorities that adversely affect us;

•	changes in policy and/or assessment rates of the Federal Deposit Insurance Corporation;

•	inability of third-party providers to perform their obligations to us;

•	changes in our organization, compensation and benefit plans; and

•	the strength or weakness of the real estate markets and of the consumer and commercial credit sectors and its impact on the credit quality of our loans and other assets.

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

Since being organized in 1938, we grew to become, prior to our initial public offering of stock in April 2007, the nation’s largest mutually-owned savings and loan association based on total assets. We credit our success to our continued emphasis on our primary values: “Love, Trust, Respect, and a Commitment to Excellence, along with some Fun.” Our values are reflected in our pricing of loan and deposit products, as well as our Home Today program, described in footnote 4 to our unaudited interim consolidated financial statements. Our values are further reflected in the Broadway Redevelopment Initiative (a long-term revitalization program encompassing the three-mile corridor of the Broadway-Slavic Village neighborhood in Cleveland, Ohio where our main office is located) and the education programs we have established and/or supported.

The financial services industry continues to suffer high volatility and adverse financial conditions. Regionally high unemployment, widespread sub-prime mortgage lending, slumping residential real estate values, illiquid capital and credit markets, and a general lack of confidence in the economy, particularly the financial service sector of the economy as a result of recent bank failures present challenges for us.

More than 85% of our assets consist of residential real estate loans and equity loans and lines of credit, the overwhelming majority of which were originated to borrowers in the States of Ohio and Florida. We have increased these assets by offering competitive interest rates and product features to customers in our marketplace. Part of this strategy involves programs such as our Lowest Rate Guarantee program (in which we will offer a better interest rate than a competitor’s interest rate for certain types of loans or give the loan applicant cash after they close a loan at a lower interest rate) and our Home Today program (where we provide our standard interest rates and flexible credit terms to borrowers who would not normally qualify for such loans) , and adjustable-rate mortgage loans that can convert to fixed-rate loans at no cost to the borrower. Prior to November 25, 2008 we offered a high loan-to-value loan product that did not require private mortgage insurance. Currently that product is no longer offered.

We cannot control many aspects of the markets in which we compete but we do control the products we offer. We neither originate nor purchase any sub-prime or option ARM loans. However, through its Home Today program, the Association originates loans with standard terms to low- and moderate-income home buyers who might not otherwise qualify for such loans. Borrowers in the Home Today program are not charged higher fees or interest rates than non-Home Today borrowers. These loans are not interest only or negative amortizing and contain no low initial payment features or adjustable interest rates. Because the Association applies less stringent underwriting and credit standards to these loans, loans originated under the Home Today program have greater credit risk than traditional residential real estate mortgage loans.

Historically, we have tried to provide our customers with attractive rates of return on our deposit products. Our deposit products typically offer rates that are competitive with the rates on similar products offered by other financial institutions. We intend to continue this practice. Our high-yield checking and high-yield savings accounts, which represented 24% of our total deposits as of December 31, 2008, provide us with funds that reprice in a manner similar to our equity lines of credit, a strategy which assists us in managing interest rate risk.

We continue to focus on managing operating expenses. Our annualized ratio of non-interest expense to average assets was 1.5% for the quarter ended December 31, 2008. As of December 31, 2008, our average assets per full-time employee and our average deposits per full-time employee were $11.4 million and $8.7 million, respectively. Based on industry statistics published by the Office of Thrift Supervision, we believe that each of these measures compare favorably with the averages for our peer group. Our average deposits held at our branch offices ($218.5 million per branch office as of December 31, 2008) contribute to our expense management efforts by limiting the overhead costs of serving our deposit customers. We will continue our efforts to control operating expenses as we use a portion of the capital we received in the stock offering to grow our business.

We expect to expand our branch office network. Our initial focus is in Broward County, Florida, where we opened a full-service branch in Plantation in September 2008 and expect to add three new locations during fiscal 2009, which will reduce gaps in our footprint in that market area.

Critical Accounting Policies

Critical accounting policies are defined as those that involve significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that the most critical accounting policies upon which our financial condition and results of operations depend, and which involve the most complex subjective decisions or assessments, are our policies with respect to our allowance for loan losses, the valuation of mortgage servicing rights, the valuation of income taxes and the determination of pension obligations and stock-based compensation.

Allowance for Loan Losses. We provide for loan losses based on the allowance method. Accordingly, all loan losses are charged to the related allowance and all recoveries are credited to it. Additions to the allowance for loan losses are provided by charges to income based on various factors which, in our judgment, deserve current recognition in estimating probable losses. We regularly review the loan portfolio and make provisions for loan losses in order to maintain the allowance for loan losses in accordance with U.S. GAAP. The allowance for loan losses consists of three components:

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

As described above, loans originated under the Home Today program have greater credit risk than traditional residential real estate mortgage loans. At December 31, 2008, we had $300.7 million of loans that were originated under our Home Today program, 34% of which were delinquent 30 days or more in repayments, compared to 1% for our portfolio of residential non-Home Today loans as of that date.

Equity loans and equity lines of credit generally have higher credit risk than traditional residential mortgage loans. These loans and lines are usually in a second position and when combined with the first mortgage, result in generally higher overall loan-to-value ratios. In a stressed housing market with increasing delinquencies and declining housing prices, such as currently exists, these higher loan-to-value ratios represent a greater risk of loss to the Association. A borrower with more equity in the property has a vested interest in keeping the loan current when compared to a borrower with little or no equity in the property. In light of the continued housing market deterioration, the further unfavorable trending of our delinquency statistics and the current instability in employment and economic prospects, beginning June 30, 2008 and at each quarter end thereafter, we have conducted an expanded loan level evaluation of our equity lines of credit which were delinquent 90 days or more. This expanded evaluation supplements, and is in addition to, our traditional evaluation procedures. We expect that, as delinquencies in our portfolios are resolved, we will realize an increase in net charge-offs related to equity lines of credit that will be applied against the allowance. At December 31, 2008, we had $2.75 billion of equity loans and equity lines of credit outstanding, 2.4% of which were delinquent 90 days or more in repayments.

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

The following table sets forth the composition of the loan portfolio, by type of loan at the dates indicated, excluding loans held for sale.

	December 31, 2008		September 30, 2008		December 31, 2007
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential non-Home Today	$6,349,237	66.7%	$6,399,492	68.7%	$5,957,752	71.0%
Residential Home Today	300,749	3.2	303,153	3.3	308,293	3.7
Equity loans and lines of credit (1)	2,748,103	28.9	2,488,054	26.7	1,970,296	23.5
Construction	107,161	1.1	115,323	1.2	139,151	1.7
Consumer loans:
Automobile	685	0.0	1,044	0.0	4,021	0.0
Other	8,267	0.1	6,555	0.1	9,201	0.1

Total loans receivable	$9,514,202	100.0%	$9,313,621	100.0%	$8,388,714	100.0%

Deferred loan fees, net	(12,959)		(14,596)		(18,358)
Loans in process	(35,061)		(46,493)		(56,490)
Allowance for loan losses	(48,774)		(43,796)		(26,095)

Total loans receivable, net	$9,417,408		$9,208,736		$8,287,771

(1)	Includes bridge loans (loans where borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).

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

	At December 31, 2008			At September 30, 2008			At December 31, 2007
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential non-Home Today	$6,381	13.1%	66.7%	$7,873	18.0%	68.7%	$5,437	20.8%	71.0%
Residential Home Today	4,992	10.2	3.2	5,883	13.4	3.3	6,056	23.2	3.7
Equity loans and lines of credit (1)	35,303	72.4	28.9	28,118	64.2	26.7	13,651	52.3	23.5
Construction	2,098	4.3	1.1	1,922	4.4	1.2	931	3.6	1.7
Consumer loans:
Automobile loans	—	—	0.0	—	—	0.0	18	0.1	0.0
Other	—	—	0.1	—	—	0.1	2	0.0	0.1

Total allowance	$48,774	100.0%	100.0%	$43,796	100.0%	100.0%	$26,095	100.0%	100.0%

(1)	Includes bridge loans (loans where borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	As of and for the Three Months Ended
	December 31, 2008	September 30, 2008	December 31, 2007
	(Dollars in thousands)
Allowance balance (beginning of the period)	$43,796	$42,239	$25,111
Charge-offs:
Real estate loans:
Residential non-Home Today	1,025	1,862	919
Residential Home Today	989	1,254	916
Equity loans and lines of credit (1)	2,907	4,057	240
Construction	124	273	—
Consumer loans:
Automobile loans	—	6	2
Other	—	—	—

Total charge-offs	5,045	7,452	2,077

Recoveries:
Real estate loans:
Residential non-Home Today	—	—	38
Residential Home Today	2	1	21
Equity loans and lines of credit (1)	3	6	—
Construction	18	—	—
Consumer loans:
Automobile loans	—	2	2
Other	—	—	—

Total recoveries	23	9	61

Net charge-offs	(5,022)	(7,443)	(2,016)
Provision for loan losses	10,000	9,000	3,000

Allowance balance (at the end of the period)	$48,774	$43,796	$26,095

Ratios:
Net charge-offs (annualized) to average loans outstanding	0.21%	0.34%	0.10%
Allowance for loan losses to non-performing loans at end of the period	24.01%	25.33%	20.10%
Allowance for loan losses to total loans at end of the period	0.51%	0.47%	0.31%

(1)	Includes bridge loans (loans where borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).

The following table sets forth loan delinquencies by type and by amount at the dates indicated.

	Loans Delinquent For				Total
	30-89 Days		90 Days and Over
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2008
Real estate loans:
Residential non-Home Today	317	$34,797	480	$56,970	797	$91,767
Residential Home Today	347	31,464	758	69,937	1,105	101,401
Equity loans and lines of credit (1)	520	28,363	915	65,909	1,435	94,272
Construction	18	5,086	57	10,294	75	15,380
Consumer loans:
Automobile loans	5	11	—	—	5	11
Other	—	—	—	—	—	—

Total	1,207	$99,721	2,210	$203,110	3,417	$302,831

At September 30, 2008
Real estate loans:
Residential non-Home Today	287	$31,385	422	$43,935	709	$75,320
Residential Home Today	330	30,018	688	63,679	1,018	93,697
Equity loans and lines of credit (1)	546	26,704	796	54,430	1,342	81,134
Construction	4	758	57	10,842	61	11,600
Consumer loans:
Automobile loans	4	3	—	—	4	3
Other	—	—	—	—	—	—

Total	1,171	$88,868	1,963	$172,886	3,134	$261,754

At December 31, 2007
Real estate loans:
Residential non-Home Today	293	$24,544	259	$25,020	552	$49,564
Residential Home Today	301	27,469	658	61,357	959	88,826
Equity loans and lines of credit (1)	520	23,427	613	39,190	1,133	62,617
Construction	24	5,491	36	4,251	60	9,742
Consumer loans:
Automobile loans	25	69	1	1	26	70
Other	—	—	—	—	—	—

Total	1,163	$81,000	1,567	$129,819	2,730	$210,819

(1)	Includes bridge loans (loans where borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).

The following table sets forth the amounts and categories of our non-performing assets at the dates indicated.

	December 31, 2008	September 30, 2008	December 31, 2007
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
Residential non-Home Today	$56,970	$43,935	$25,020
Residential Home Today	69,937	63,679	61,357
Equity loans and lines of credit (1)	65,909	54,430	39,190
Construction	10,294	10,842	4,251
Consumer loans:
Automobile loans	—	—	1
Other	—	—	—

Total non-performing loans	203,110	172,886	129,819

Real estate owned	15,349	14,108	12,455
Other non-performing assets	—	—	—

Total non-performing assets	$218,459	$186,994	$142,274

Troubled debt restructurings:
Real estate loans:
Residential non-Home Today	$1,331	$643	$—
Residential Home Today	588	226	—
Equity loans and lines of credit (1)	109	—	—
Construction	—	—	—
Consumer loans:
Automobile loans	—	—	—
Other	—	—	—

Total	$2,028	$869	$—

Ratios:
Total non-performing loans to total loans	2.13%	1.86%	1.55%
Total non-performing loans to total assets	1.87%	1.60%	1.24%
Total non-performing assets to total assets	2.01%	1.73%	1.36%

(1)	Includes bridge loans (loans where borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).

Our equity loans and lines of credit portfolio consists of $195.3 million in equity loans, $36.1 million in bridge loans and $2.52 billion in equity lines of credit. The following table sets forth committed and drawn amounts, percent delinquent 90 days or more and the mean combined loan-to-value (CLTV) percent at the time of origination of our equity line of credit portfolio by geographical distribution as of December 31, 2008:

State	Committed Amount	Drawn Amount	Percent Delinquent 90 days or more	CLTV Percent at Origination
	(Dollars in thousands)
Ohio	$2,212,306	$965,529	1.56%	66%
Florida	1,360,281	764,583	3.72%	63%
California	593,547	325,916	1.04%	66%
Other (1)	840,924	460,590	2.24%	63%

Total	$5,007,058	$2,516,618	2.27%	65%

(1)	No individual state has a committed or drawn balance greater than 5% of the total.

The following table represents committed and drawn amounts, percent delinquent 90 days or more and the mean CLTV percent at the time of origination of our equity line of credit portfolio by the year originated as of December 31, 2008:

Calendar Year Originated	Committed Amount	Drawn Amount	Percent Delinquent 90 days or more	CLTV Percent at Origination
	(Dollars in thousands)
2000 and prior	$593,486	$247,748	2.70%	65%
2001	218,955	112,138	3.98%	70%
2002	337,744	151,178	3.41%	66%
2003	551,866	267,007	2.80%	70%
2004	324,783	147,189	3.61%	69%
2005	228,977	110,635	5.85%	69%
2006	522,040	278,567	5.10%	68%
2007	758,605	435,706	1.50%	69%
2008	1,470,602	766,450	0.11%	54%

Total	$5,007,058	$2,516,618	2.27%	65%

As described above, in light of continued housing market deterioration, the further unfavorable trending of our delinquency statistics and the current instability in employment and economic prospects, beginning June 30, 2008 and at each quarter end thereafter, we have conducted an expanded loan level evaluation of our equity lines of credit which were delinquent 90 days or more. As a result of this review, we increased our allowance for loan losses related to equity lines of credit. We expect that as delinquencies in our portfolio are resolved, we will realize an increase in net charge-offs related to equity lines of credit that will be applied against the allowance.

Mortgage Servicing Rights. Mortgage servicing rights represent the present value of the estimated future servicing fees expected to be received pursuant to the right to service loans in our loan servicing portfolio. Mortgage servicing rights are recognized as assets for both purchased rights and for the allocated value of retained servicing rights on loans sold. The most critical accounting policy associated with mortgage servicing is the methodology used to determine the fair value of capitalized mortgage servicing rights. A number of estimates affect the capitalized value and include: (1) the mortgage loan prepayment speed assumption; (2) the estimated prospective cost expected to be incurred in connection with servicing the mortgage loans; and (3) the discount factor used to compute the present value of the mortgage servicing right. The mortgage loan prepayment speed assumption is significantly affected by interest rates. In general, during periods of falling interest rates, mortgage loans prepay faster and the value of our mortgage servicing assets decreases. Conversely, during periods of rising rates, the value of mortgage servicing rights generally increases due to slower rates of prepayments. The estimated prospective cost expected to be incurred in connection with servicing the mortgage loans is deducted from the retained servicing fee (gross mortgage loan interest rate less amounts remitted to third parties – investor pass-through rate, guarantee fee, mortgage insurance fee, etc.) to determine the net servicing fee for purposes of capitalization computations. To the extent that prospective actual costs incurred to service the mortgage loans differ from the estimate, our future results will be adversely (or favorably) impacted. The discount factor selected to compute the present value of the servicing right reflects expected market place yield requirements.

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

Stock-Based Compensation. We recognize the cost of associate and director services received in exchange for awards of equity instruments based on the grant date fair value of those awards in accordance with Financial Accounting Standards Board SFAS No. 123(R), Share-Based Payment.

We estimate the per share value of option grants using the Black-Scholes option pricing model using assumptions for expected dividend yield, expected stock price volatility, risk-free interest rate and expected option term. These assumptions are subjective in nature and involve uncertainties, and therefore cannot be determined with precision.

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

Comparison of Financial Condition at December 31, 2008 and September 30, 2008

Total assets increased $89.3 million, or 1%, to $10.88 billion at December 31, 2008 from $10.79 billion at September 30, 2008. The growth in assets consisted primarily of mortgage loans and was partially offset by decreases in our securities portfolio, cash and a decrease in shareholders’ equity. The growth was funded by increased deposits, Federal Home Loan Bank advances and accrued expenses and other liabilities.

Cash and cash equivalents decreased $40.3 million, or 30%, to $92.0 million at December 31, 2008 from $132.4 million at September 30, 2008, as we continued to redeploy our liquid assets into loan products that provide higher yields along with longer maturities.

Fair value for the majority of the Company’s investment securities available for sale are based on inputs that are observable or can be corroborated by observable market data, such as quoted prices for similar assets or quoted prices in markets that are not active. For the remainder, fair value is based on quoted prices (unadjusted) for identical assets in active markets. If quoted prices are not available, fair values are obtained from third party independent nationally recognized pricing services using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. The $233 thousand increase in fair value from the current cost basis of the available for sale securities is a result of interest rate changes over the three-month period ended December 31, 2008.

Investment securities held to maturity decreased $39.6 million, or 5%, to $778.2 million at December 31, 2008 from $817.8 million at September 30, 2008. This decrease is a result the cash flows from securities repayments and maturities during the three-month period being used to fund the growth in our loan portfolio.

Loans, net, comprised primarily of mortgage loans held for investment increased $208.7 million, or 2%, to $9.42 billion at December 31, 2008 from $9.21 billion at September 30, 2008 as we focused on increased equity line of credit originations.

Our portfolio of real estate owned increased $1.2 million, or 9%, to $15.3 million at December 31, 2008, from $14.1 million at September 30, 2008. While the balance of real estate owned continues to comprise less than 0.2% of both our $10.88 billion of total assets as well as our $9.42 billion loan portfolio, the increase is nevertheless indicative of the current challenging economic environment and its negative impact on the residential housing market, which has been evidenced by increases in the balances of non-performing loans and loan charge-offs. Foreclosed properties are recorded at the lower of carrying value or fair value with charge-offs, if any, charged to the allowance for loan losses upon transfer to real estate owned. Fair value is monitored quarterly and any subsequent decline in fair value of real estate owned is recorded as a loss and reported in other non-interest expense.

Deposits increased $40.6 million, or less than 1%, to $8.30 billion at December 31, 2008 from $8.26 billion at September 30, 2008. The increase in deposits was the result of a $133.1 million increase in certificates of deposit offset by $34.7 million and $61.8 million decreases in our high yield checking accounts and high yield savings accounts (a subcategory of our savings accounts) respectively, combined with modest declines in other deposit products (other savings accounts and other NOW accounts) for the three-month period ended December 31, 2008.

Federal Home Loan Bank advances increased $49.5 million, or 10%, to $547.5 million at December 31, 2008 from $498.0 million at September 30, 2008. This increase can be attributed to additional cash required to fund the growth of our loan portfolio.

The $50.7 million increase in accrued expenses and other liabilities, to $105.2 million at December 31, 2008 from $54.6 million at September 30, 2008, reflects the in-transit status of $49.6 million of real estate tax payments that have been collected from borrowers and will be remitted to various taxing agencies.

Shareholders’ equity decreased $48.8 million, to $1.79 billion at December 31, 2008 from $1.84 billion at September 30, 2008. This reflects $11.5 million of net income during the three-month period reduced by $3.9 million in dividends paid on our shares of common stock (other than the shares held by Third Federal Savings, MHC and unallocated ESOP shares) and $60.3 million of repurchases of outstanding common stock during the three-month period. The remainder reflects adjustments related to the allocation of shares of our common stock related to the ESOP.

Comparison of Operating Results for the Three Months Ended December 31, 2008 and 2007

Average balances and yields. The following table sets forth average balances, average yields and costs, and certain other information at and for the periods indicated. No tax-equivalent yield adjustments were made, as the effects thereof were not material. Average balances are derived from daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense.

	Three Months Ended December 31, 2008				Three Months Ended December 31, 2007
	Average Balance	Interest Income/ Expense		Yield/ Cost (1)	Average Balance	Interest Income/ Expense		Yield/ Cost (1)
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold	$85	$0		0.85%	$709,435	$8,246		4.65%
Other interest-bearing cash equivalents	1,441	7		1.94%	52,963	657		4.96%
Investment securities	17,309	128		2.96%	60,635	599		3.95%
Mortgage-backed securities	812,125	9,472		4.67%	854,689	11,595		5.43%
Loans	9,539,296	121,356		5.09%	8,322,205	123,967		5.96%
Federal Home Loan Bank stock	35,620	441		4.95%	34,231	604		7.06%

Total interest-earning assets	10,405,876	131,404		5.05%	10,034,158	145,668		5.81%

Noninterest-earning assets	332,720				356,325

Total assets	$10,738,596				$10,390,483

Interest-bearing liabilities:
NOW accounts	1,092,378	3,945		1.44%	1,401,307	11,617		3.32%
Savings accounts	1,142,467	5,766		2.02%	1,094,998	10,887		3.98%
Certificates of deposit	6,072,223	65,003		4.28%	5,683,540	70,192		4.94%
Federal Home Loan Bank advances	373,998	1,138		1.22%	—	—		—

Total interest-bearing liabilities	8,681,066	75,852		3.50%	8,179,845	92,696		4.53%

Noninterest-bearing liabilities	238,827				203,214

Total liabilities	8,919,893				8,383,059
Shareholders’ equity	1,818,703				2,007,424

Total liabilities and shareholders’ equity	$10,738,596				$10,390,483

Net interest income		$55,552				$52,972

Interest rate spread (2)				1.55%				1.28%

Net interest-earning assets (3)	$1,724,810				$1,854,313

Net interest margin (4)		2.14	% (1)			2.11	% (1)

Average interest-earning assets to average interest-bearing liabilities	119.87%				122.67%

Selected performance ratios:
Return on average assets		0.43	% (1)			0.72	% (1)
Return on average equity		2.53	% (1)			3.75	% (1)
Average equity to average assets		16.94%				19.32%

(1)	Annualized
(2)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by total interest-earning assets.

General. Net income decreased $7.3 million, or 39%, to $11.5 million in the quarter ended December 31, 2008 as compared to $18.8 million for the quarter ended December 31, 2007. This change was attributed primarily to an increase in the provision for loan losses and increased non-interest expenses.

Interest Income. Interest income decreased $14.3 million, or 10%, to $131.4 million in the current quarter compared to $145.7 million for the same quarter in the prior year. The decrease in interest income resulted primarily from a decrease in the interest received on federal funds along with decreases in interest income from mortgage-backed securities and loans.

Interest income on Federal funds sold decreased $8.2 million or almost 100% to less than $1 thousand when compared to $8.2 million in the same quarter in the prior year. This can be attributed to our cash position in which we are a borrower versus a cash position as a lender. Excess cash was available to lend in the same quarter of the prior year due primarily to the proceeds of our initial public offering.

Interest income on loans decreased $2.6 million, or 2%, to $121.4 million compared to $124.0 million for the same quarter in the prior year. This change can be attributed to an 87 basis point decrease to 5.09% from 5.96% offset by $1.22 billion increase in the average balance of loans to $9.54 billion compared to $8.32 billion as new loan production exceeded repayments and sales.

Interest income on mortgage-backed securities decreased $2.1 million, or 18%, to $9.5 million when compared to $11.6 million for the same quarter in the prior year. The change resulted from a lower average balance of mortgage-backed securities to $812.1 million compared to $854.7 million for the same quarter of the prior year as securities either matured or paid off. In addition, the average yield on mortgage-backed securities decreased 76 basis points to 4.67% compared to 5.43% for the same quarter in the prior year.

Interest Expense. Interest expense decreased $16.8 million, or 18%, to $75.9 million in the current quarter compared to $92.7 million for the quarter ended December 31, 2007. The change resulted primarily from a decrease in interest expense on NOW accounts, savings accounts and certificates of deposit, partially offset by an increase in interest expense related to Federal Home Loan Bank advances.

Interest expense on NOW accounts decreased $7.7 million, or 66%, to $3.9 million from $11.6 million for the same quarter in the prior year. The decrease was caused partially by a 188 basis point decrease in the average rate we paid on NOW accounts to 1.44% compared to 3.32% for the same quarter in the prior year. We decreased rates on deposits in response to decreases in short-term market interest rates. In addition, the average balance of NOW accounts decreased $308.9 million, or 22%, to $1.09 billion compared to $1.40 billion for the same quarter in the prior year as existing customers continued to convert to our high-yield savings products and certificates of deposit.

Interest expense on savings accounts decreased $5.1 million, or 47%, to $5.8 million in the current quarter compared to $10.9 million in the quarter ended December 31, 2007. The decrease was primarily the result of 196 basis point decrease in the yield to 2.02% compared to 3.98% for the same quarter last year, offset by a $47.5 million increase, or 4%, in the average balance to $1.14 billion compared to $1.09 billion.

Interest expense on certificates of deposit decreased $5.2 million, or 7%, to $65.0 million in the current quarter compared to $70.2 million for the quarter ended December 31, 2007. The change was attributed to a 66 basis point decrease in the average rate we paid on certificates of deposit to 4.28% from 4.94% offset by a $388.7 million or 7% increase in the average balance to $6.07 billion from $5.68 billion for the same quarter of the prior year as customers were attracted to the certainty of yields provided by certificates of deposit . Rates were adjusted on deposits in response to changes in general market rates as well as to changes in the rates paid by our competition on short-term certificates of deposit.

Interest expense on Federal Home Loan Bank advances increased $1.1 million from the same quarter of last year when we had no advances. This increase in Federal Home Loan Bank advances can be attributed to a cash position in which we are a borrower versus the same quarter of last year when we were a lender. That transition to the status of a borrower primarily reflected the growth in mortgage loans that we held in our portfolio.

Net Interest Income. Net interest income increased $2.6 million, or 5%, to $55.6 million in the current quarter from $53.0 million for the quarter ended December 31, 2007. As net interest income increased during the quarter, we experienced an improvement of our interest rate spread which increased 28 basis points to 1.55% compared 1.27% for the same quarter last year. Our net interest margin increased three basis points to 2.14% compared to 2.11% for the same quarter last year. Our net interest-earning assets decreased $129.5 million, to $1.72 billion when compared to $1.85 billion, primarily as a result of our stock repurchase programs.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level we consider necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. In determining the level of the allowance for loan losses, we consider past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of non-performing and other classified loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or conditions change. We assess the allowance for loan losses on a quarterly basis and make provisions for loan losses in order to maintain the allowance. In recent months economic issues, including increasing unemployment levels and food prices are challenging our borrowers’ ability to repay their loans at a time when deteriorating housing prices, in part as a consequence of the collapse of the sub-prime mortgage market, make it difficult to sell their homes. This limits the ability of many borrowers to self-cure a delinquency.

Based on our evaluation of the above factors, we recorded a provision for loan losses of $10.0 million in the current quarter and a provision of $3.0 million in the quarter ended December 31, 2007. The provisions recorded exceeded net chargeoffs of $5.0 million and $2.0 million in the quarters ended December 31, 2008 and 2007, respectively. We expect that, as the equity lines of credit that were the subject of our expanded evaluation are resolved, we will realize an increase in net charge-offs that will be applied against the allowance. The allowance for loan losses was $48.8 million, or 0.51% of total loans receivable, at December 31, 2008, compared to $43.8 million, or 0.47% of total loans receivable, at September 30, 2008, and further compared to $26.1 million or 0.31% of total loans receivable at December 31, 2007. Non-performing loans increased by $30.2 million to $203.1 million, or 2.13% of total loans, at December 31, 2008 from $172.9 million, or 1.86% of total loans, at September 30, 2008, and, further, non-performing loans increased by $73.3 million compared to $129.8 million, or 1.55% of total loans, at December 31, 2007. For purposes of comparability, effective June 30, 2008 and quarterly thereafter, based on the increased risk related to increases in non-performing loans we expanded our evaluation of equity lines of credit delinquent 90 days or more.

Of the $30.2 million increase in non-performing loans from September 30, 2008 to December 31, 2008, $13.0 million occurred in our residential, non-Home Today portfolio and $11.5 million occurred in our equity loans and lines of credit portfolio. The increase in our residential, non-Home Today portfolio was general in nature and reflective of the progressive deterioration of general market conditions with specific negative implications in the housing markets of our primary geographic operating areas. While this increase is noteworthy, as a percentage of the balance of our non-Home Today portfolio, the aggregate non-performing loan balance of $57.0 million is 0.90% which, to the best of our belief, compares favorably with peer industry averages.

Non-performing equity loans and lines of credit increased $11.5 million, or 21%, during the three-month period ended December 31, 2008. As of December 31, 2008, our equity loans and lines of credit portfolio was $2.75 billion, compared to $2.49 billion at September 30, 2008. We believe the increase in non-performing equity loans and lines of credit is, on a relative basis, of greater concern than non-Home Today loans as these credits generally hold subordinated positions and accordingly, represent a higher level of risk. Expressed as a percentage of the equity loans and lines of credit portfolio, the non-performing balances were 2.40% at December 31, 2008, up from 2.19% at September 30, 2008 and 1.99% at December 31, 2007. In light of the worsening housing market in our primary geographic markets and the continued deterioration of our portfolio delinquency statistics, we will continue to closely monitor the loss performance of this category.

Non-performing loans in our affordable housing program, Home Today, increased $6.3 million, or 10%, during the three-month period ended December 31, 2008. As of December 31, 2008, our Home Today portfolio was $300.7 million, compared to $303.2 million at September 30, 2008. This increase has been taken into account in determining our provision for loan losses. Under the Home Today program, we offer loans with our standard terms to borrowers who might not otherwise qualify for such loans. To qualify for our Home Today program, a borrower must complete financial management education and counseling and must be referred to us by a sponsoring organization with whom we have partnered as part of the program. Borrowers in the Home Today program are not charged higher fees or interest rates than non-Home Today borrowers. While loans under the Home Today program do have higher risk characteristics than non-Home Today loans, we do not classify Home Today as a sub-prime lending because borrowers are offered the same interest rates and charged the same fees as non-Home Today borrowers. As of December 31, 2008, we had $300.7 million of loans outstanding that were originated through our Home Today program, compared to $303.2 million at September 30, 2008, and $308.3 million at December 31, 2007.

We used the same general methodology in assessing the allowance at the end of the three-month periods, and enhanced the evaluation through the expanded loan level evaluation of our equity lines of credit which were delinquent 90 or more days for each quarter-end, beginning on June 30, 2008. We believe we have recorded all losses that are both probable and reasonable to estimate for the three months ended December 31, 2008 and 2007.

Non-Interest Income. Non-interest income decreased $1.0 million to $11.9 million in the current quarter when compared to $12.9 million for the same quarter of the prior year. Income (loss) on private equity investments decreased $3.0 million, or 157% to a loss of $1.1 million in the quarter ended December 31, 2008 as a result of unrealized losses recorded in the current quarter compared to unrealized gains in the same quarter of last year. This decrease was partially offset by net gains on the sale of loans which increased $1.9 million or 157% to $3.1 million compared to $1.2 million during the quarter ended December 31, 2007. This increase can be attributed to the adoption, effective October 1, 2008, of Staff Accounting

Bulletin No.109, issued by the Securities and Exchange Commission and SFAS 159, issued by FASB, under which we have elected the fair value option for valuing loans classified as held for sale subject to securitization contracts with settlement dates occurring subsequently to the date of the corresponding consolidated statement of financial condition. As a result, we recognized $2.3 million of net gains on the sale of loans related to outstanding loan securitization contracts as of December 31, 2008.

Actual gains on the sale of mortgage loans were $780 thousand in the current quarter ended December 31, 2008. These sales traded prior to the election of SFAS 159; therefore, gains were reported on the settlement date in the current quarter. Expected gains of $2.3 million were recorded on trades, made in the current quarter as a result of the election of SFAS 159, which have not settled. Had the SFAS 159 election not been made these gains would have been recorded in a subsequent period.

For the three months ended December 31, 2008, an unrealized gain of $2.0 million was also recorded on mortgage loans held for sale. This gain was a result of pricing fluctuation in the secondary market and was fully offset by losses on the derivative securitization contracts containing these loans. The fair value of loans held for sale and securitization contracts containing them is estimated using inputs that are observable or can be corroborated by market data, such as quoted secondary market pricing for loan portfolios with similar characteristics.

Non-Interest Expense. Non-interest expense increased $6.1 million to $40.2 million in the current quarter when compared to $34.1 million for the quarter ended December 31, 2007.

Federal insurance premiums increased $1.4 million, or 219% to $2.0 million in the current quarter from $631 thousand in the same quarter of the prior year. The use of available credits in the same quarter of the prior year kept the premiums paid lower when compared to the current quarter.

State franchise tax increased $855 thousand, or 121%, in the current quarter to $1.6 million from $707 thousand in the same quarter last year. State franchise tax in Ohio, where our principal subsidiary operates, is calculated based on equity. Equity increased significantly as a result of the initial public stock offering and as a result our franchise tax liability to Ohio doubled.

Expenses, costs and losses related to holding and disposing of real estate owned parcels acquired through foreclosure increased $1.2 million, or 166%, to $2.0 million during the current quarter, from $743 thousand in the same quarter last year. This change can be attributed to the higher foreclosure rate of the current quarter when compared to the same quarter of the prior year, consistent with delinquency trends. Also, expenses, costs and losses were greater due to deteriorating property conditions and slumping housing values, linked, we believe, to “fire sales” of excess housing assets held by troubled national mortgage lenders. We expect this situation to continue.

Income Tax Expense. The provision for income taxes was $5.8 million in the current quarter compared to $10.0 million for the quarter ended December 31, 2007, reflecting an $11.5 million decrease in pre-tax income between the two periods. The provision for the current quarter included $5.7 million of federal income tax provision and $105 thousand of state income tax provision. The $10.0 million provision for income taxes for the prior quarter includes a $605 thousand provision for state income tax. The state income tax provision is subtracted from income before income taxes when calculating the federal income tax provision. Our effective federal tax rate was 33.1% for the current quarter as compared to 33.3% for the quarter ended December 31, 2007. Our provision for income taxes in the current quarter adjusts our cumulative income tax expense in accordance with our expectations for the full fiscal year. Our current estimate for the fiscal year ending September 30, 2009, is that our federal effective income tax rate will be 33.1%. Our effective tax rate is below the federal statutory rate because of our ownership of bank-owned life insurance.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan sales, loan repayments, advances from the Federal Home Loan Bank of Cincinnati (FHLB Cincinnati), and maturities and sales of securities. In addition, we have the ability to collateralize borrowings in the wholesale markets and from the Federal Reserve Bank. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions and competition. The Association’s Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We seek to maintain a minimum liquidity ratio (which we compute as the sum of cash and cash equivalents plus unpledged investment securities for which ready markets exist, divided by total assets) of 2% or greater. For the three-month period ended December 31, 2008, our liquidity ratio averaged 7.92%. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as December 31, 2008.

We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities and the objectives of our asset/liability management program.

Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2008, cash and cash equivalents totaled $92.0 million. Because we originate a significant amount of loans that qualify for sale in the secondary market, our loans held for sale represent highly liquid assets. At December 31, 2008, we had $172.3 million of loans classified as held for sale. During the three-month period ended December 31, 2008, we sold $321.0 million of long-term, fixed rate loans. Investment securities classified as available-for-sale, which provide additional sources of liquidity, totaled $30.1 million at December 31, 2008. Also, at December 31, 2008 we had borrowed $547.5 million from the FHLB Cincinnati.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows (unaudited) included in our Unaudited Interim Consolidated Financial Statements.

At December 31, 2008, we had $797.3 million in loan commitments outstanding. In addition to commitments to originate loans, we had $2.43 billion in unused lines of credit to borrowers. Certificates of deposit due within one year of December 31, 2008 totaled $3.47 billion, or 41.8% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, other deposit products, including certificates of deposit, FHLB Cincinnati advances, or other collateralized borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2009. We believe, however, based on past experience, that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity is originating residential mortgage loans. During the three-month period ended December 31, 2008, we originated $384.8 million of loans, and during the same period in the prior year, we originated $462.7 million of loans. We did not purchase securities during the three-month period ended December 31, 2008, and purchased $110.5 million of securities during the same period in the prior year.

Financing activities consist primarily of activity in deposit accounts and, to a lesser extent, FHLB Cincinnati advances. In the current three-month period we experienced a net increase in total deposits of $40.6 million compared to a net increase of $125.2 million for the same period in the prior year. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. During the three months ended December 31, 2008 our FHLB Cincinnati advances increased $49.5 million. We did not have any FHLB Cincinnati advances outstanding during the three-month period ended December 31, 2007.

On December 15, 2008 the Company announced its third stock repurchase plan of 2,200,000 shares. The plan has no expiration date and had 2,200,000 shares remaining to be purchased as of December 31, 2008. The Company intends to purchase shares on an ongoing basis, and purchases will be subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses of capital, and our financial performance. Repurchased shares will be held as treasury stock and be available for general corporate use.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB Cincinnati and the Federal Reserve Bank, which provide additional sources of funds. During the three months ended December 31, 2008, we had $374.0 million of average outstanding FHLB Cincinnati advances whereas for the same period ended December 31, 2007, we had none. At December 31, 2008 we had the ability to immediately borrow an additional $450.3 million from the FHLB Cincinnati. From the perspective of collateral value securing advances, our capacity limit for additional borrowings from the FHLB Cincinnati at December 31, 2008 was $1.53 billion, subject to satisfaction of the FHLB Cincinnati common stock ownership requirement. To satisfy the common stock ownership requirement we would have to increase our ownership of FHLB Cincinnati common stock by an additional $30.6 million. Also, at December 31, 2008, we had the ability to immediately borrow up to $264.5 million under programs available through the Federal Reserve Bank’s Discount Window, and of which we have committed to borrow $100.0 million, which will settle on January 2, 2009.

Third Federal Savings and Loan is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2008, Third Federal Savings and Loan exceeded all regulatory capital requirements. Third Federal Savings and Loan is considered “well capitalized” under regulatory guidelines.

The net proceeds from our April 2007 stock offering significantly increased our liquidity and capital resources. Over time, our current level of liquidity is expected to be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of loans, the payment of dividends and the purchase of stock through our stock repurchase program. Our financial condition and results of operations have been enhanced by the net proceeds from the stock offering, and have resulted in increased net interest-earning assets and net interest income following completion of the stock offering. However, due to the significant increase in equity that resulted from the net proceeds of our stock offering, our ratios based on equity levels have been adversely affected.

As of December 31, 2008 the Association exceeded all regulatory requirements to be considered “Well Capitalized” as presented in the table below (dollar amounts in thousands).

	Actual		Required
	Amount	Ratio	Amount	Ratio
Total Capital to Risk Weighted Assets	$1,325,251	17.24%	$768,782	10.00%
Core Capital to Adjusted Tangible Assets	1,307,570	12.08	541,220	5.00
Tangible Capital to Tangible Assets	1,307,570	12.08	N/A	N/A
Tier 1 Capital to Risk-Weighted Assets	1,307,570	17.01	461,269	6.00

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

We have sought to manage our interest rate risk in order to control the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset-liability management, we currently use the following strategies to manage our interest rate risk:

(i)	securitizing and selling long-term, fixed-rate, one- to four-family residential real estate mortgage loans;

(ii)	actively marketing adjustable-rate loans, with a focus on equity lines of credit;

(iii)	lengthening the weighted average remaining term of major funding sources, primarily by offering attractive interest rates on deposit products;

(iv)	investing in shorter- to medium-term securities; and

(v)	maintaining high levels of capital.

We sold $321.0 million of loans during the three-month period ended December 31, 2008. All of the loans sold were long-term, fixed-rate loans. These sales were undertaken to improve our interest rate risk position in the event of increases in market interest rates.

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

Net Portfolio Value. The Office of Thrift Supervision (OTS) requires the computation of amounts by which the net present value of an institution’s cash flow from assets, liabilities and off balance sheet items (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates. The OTS provides all institutions that file a Consolidated Maturity/Rate Schedule as a part of their quarterly Thrift Financial Report with an interest rate sensitivity report of NPV. The OTS simulation model uses a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of NPV. The OTS model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumption that instantaneous changes (measured in basis points) occur at all maturities along the United States Treasury yield curve. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 2% to 3% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. On a quarterly basis the OTS provides us the results of the interest rate sensitivity model, which is based on information we provide to the OTS to estimate the sensitivity of our NPV. The OTS calculations of the estimated changes in NPV of the Association as of December 31, 2008 are not currently available.

The following table presents our internal calculations of the estimated changes in the Association’s NPV at December 31, 2008 that would result from the designated instantaneous changes in the United States Treasury yield curve. In general, the assumptions used by the OTS are, by necessity, more generic as their modeling framework must fit and be adaptable to all institutions subject to its regulation. Our internal model is tailored specifically to our organization which, we believe, improves the accuracy of our internally prepared NPV estimates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

				NPV as a Percentage of Present Value of Assets (3)
		Estimated Increase (Decrease) in NPV		NPV Ratio (4)	Increase (Decrease) (basis points)
Change in Interest Rates (basis points) (1)	Estimated NPV (2)	Amount	Percent
	(Dollars in thousands)
+300	$1,001,556	$(550,829)	-35%	9.60%	-426
+200	$1,199,124	$(353,262)	-23%	11.21%	-265
+100	$1,393,657	$(158,729)	-10%	12.71%	-115
—	$1,552,385	—	—	13.86%	—
-100	$1,554,748	$2,362	0%	13.77%	-9
-200	$1,494,573	$(57,813)	-4%	13.21%	-65

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at December 31, 2008, in the event of an increase of 200 basis points in all interest rates, the Association would experience a 23% decrease in NPV. In the event of a 100 basis point decrease in interest rates, the Association would experience a less than 1% decrease in NPV.

The following table is based on the calculations contained in the previous table, and sets forth the change in the NPV at a +200 basis point rate of shock at December 31, 2008, with comparative information as of September 30, 2008. By regulation the Association must measure and manage its interest rate risk for an interest rate shock of +/-200 basis points, whichever produces the largest decline in NPV.

Risk Measure +200 bp Rate Shock	At December 31, 2008	At September 30, 2008
Pre-Shock NPV Ratio	14.00%	14.62%
Post-Shock NPV Ratio	11.44%	11.13%
Sesitivity Measure in basis points	-256	-349

Certain shortcomings are inherent in the methodologies used in determining interest rate risk through changes in NPV. Modeling changes in NPV require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV tables presented above assume that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assume that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the NPV tables provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our NPV and will differ from actual results.

Net Interest Income. In addition to NPV calculations, we analyze the Association’s sensitivity to changes in interest rates through our internal net interest income model. Net interest income is the difference between the interest income earned on interest-earning assets, such as loans and securities, and the interest paid on interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what the Association’s net interest income would be for a twelve-month period using OTS Pricing Tables for assumptions such as loan prepayment rates and deposit decay rates, and the Bloomberg forward yield curve for assumptions as to projected interest rates. We then calculate what the net interest income would be for the same period in the event of an instantaneous 200 basis point increase in market interest rates. As of December 31, 2008, we estimated that the Association’s net interest income for the twelve months ending December 31, 2009 would decrease by 14% in the event of an instantaneous 200 basis point increase in market interest rates.

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

Under the supervision of and with the participation of the Company’s management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

On August 8, 2008, the Company appealed the decision of the Eighth District Court of Appeals to the Supreme Court of Ohio which then accepted the appeal on December 3, 2008. The record was then filed with the Ohio Supreme Court on January 2, 2009

Additionally, on August 8, 2008, the Company filed a Complaint in Mandamus with the Ohio Supreme Court which then dismissed the mandamus action on December 3, 2008.

As appellate litigation in this case center around procedural issues rather than substantive merit issues, at this time we cannot predict an outcome, favorable or unfavorable, to the Company or estimate the amount or range of any potential loss.

Item 1A.	Risk Factors

There have been no material changes in the “Risk Factors” disclosed in the Holding Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 26, 2008 (File No. 001-33390).

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table summarizes our stock repurchase activity during the three months ended December 31, 2008 and the stock repurchase plans approved by our Board of Directors.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans
October 1, 2008 through October 31, 2008	3,170,000	$12.67	3,170,000	1,544,800
November 1, 2008 through November 30, 2008	1,544,800	13.01	1,544,800	—
December 1, 2008 through December 31, 2008	—	—	—	2,200,000

Total	4,714,800	$12.78	4,714,800

1)	On September 12, 2008, the Company announced its second stock repurchase plan of 5,000,000 shares. This repurchase plan commenced on September 29, 2008 and was completed on November 21, 2008.
2)	On December 15, 2008 the Company announced its third stock repurchase plan of 2,200,000 shares. The plan has no expiration date and had 2,200,000 shares remaining to be purchased as of December 31, 2008. The Company intends to purchase shares on an ongoing basis, and purchases will be subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses of capital, and our financial performance. Repurchased shares will be held as treasury stock and be available for general corporate use.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarterly period ended December 31, 2008.

Item 5.	Other Information

Not applicable

Item 6.

(a)	Exhibits

31.1	Certification of chief executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of chief financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32	Certification of chief executive officer and chief financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TFS Financial Corporation

Dated: February 6, 2009	/s/ Marc A. Stefanski
Marc A. Stefanski
Chairman of the Board, President and Chief Executive Officer

Dated: February 6, 2009	/s/ David S. Huffman
David S. Huffman
Chief Financial Officer