Form 10-Q
period 2009-03-31
TFS Financial CORP
filed 2009-05-08
CIK 1381668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2009

or

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date.

As of May 1, 2009 there were 309,353,250 shares of the Registrant’s common stock, par value $0.01 per share, outstanding, of which 227,119,132 shares, or 73.41% of the Registrant’s common stock, were held by Third Federal Savings and Loan Association of Cleveland, MHC, the Registrant’s mutual holding company.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

TFS Financial Corporation

PART l – FINANCIAL INFORMATION

Item  1. Financial Statements

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

(In thousands, except share data)

	March 31, 2009	September 30, 2008
	(unaudited)
ASSETS
Cash and due from banks	$40,848	$57,888
Other interest-bearing cash equivalents	57,747	74,491

Cash and cash equivalents	98,595	132,379

Investment securities:
Available for sale (amortized cost $27,538 and $30,861, respectively)	28,011	31,102
Held to maturity (fair value $721,074 and $820,047, respectively)	713,953	817,750

Total investment securities	741,964	848,852

Mortgage loans held for sale (includes $184,554 measured at fair value for the period ended March 31, 2009)	205,970	200,670
Loans held for investment, net:
Mortgage loans	9,279,368	9,259,529
Other loans	7,759	7,599
Deferred loan fees, net	(9,034)	(14,596)
Allowance for loan losses	(59,717)	(43,796)

Loans, net	9,218,376	9,208,736

Mortgage loan servicing assets, net	34,873	41,526
Federal Home Loan Bank stock, at cost	35,620	35,620
Real estate owned	13,622	14,108
Premises, equipment, and software, net	66,667	68,112
Accrued interest receivable	39,398	46,371
Bank owned life insurance contracts	154,550	151,294
Other assets	35,245	38,783

TOTAL ASSETS	$10,644,880	$10,786,451

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$8,379,331	$8,261,101
Borrowed funds	160,093	498,028
Borrowers’ advances for insurance and taxes	40,272	48,439
Principal, interest, and related escrow owed on loans serviced	233,169	80,675
Accrued expenses and other liabilities	59,308	54,556

Total liabilities	8,872,173	8,942,799
Commitments and contingent liabilities
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 332,318,750 shares issued; 309,368,750 and 316,233,550 outstanding at March 31, 2009 and September 30, 2008, respectively	3,323	3,323
Paid-in capital	1,676,124	1,672,953
Treasury Stock, at cost; 22,950,000 shares at March 31, 2009 and 16,085,200 shares at September 30, 2008	(277,852)	(192,662)
Unallocated ESOP shares	(90,864)	(93,545)
Retained earnings—substantially restricted	470,168	462,190
Accumulated other comprehensive loss	(8,192)	(8,607)

Total shareholders’ equity	1,772,707	1,843,652

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,644,880	$10,786,451

See accompanying notes to unaudited interim consolidated financial statements.

TFS Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(In thousands, except share and per share data)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2009	2008	2009	2008
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$115,736	$121,101	$237,092	$245,068
Investment securities available for sale	210	502	468	1,060
Investment securities held to maturity	7,540	11,329	16,882	22,965
Federal funds sold	—	4,980	0	13,226
Other interest and dividend earning assets	408	980	856	2,241

Total interest and dividend income	123,894	138,892	255,298	284,560

INTEREST EXPENSE:
Deposits	63,419	85,832	138,133	178,528
Borrowed funds	479	—	1,617	—

Total interest expense	63,898	85,832	139,750	178,528

NET INTEREST INCOME	59,996	53,060	115,548	106,032

PROVISION FOR LOAN LOSSES	28,000	4,500	38,000	7,500

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	31,996	48,560	77,548	98,532

NON-INTEREST INCOME:
Fees and service charges, net of amortization	4,580	6,079	11,016	12,417
Mortgage servicing assets impairment	(6,566)	(29)	(6,568)	(35)
Net gain on the sale of loans	16,370	1,254	19,450	2,454
Increase in and death benefits from bank owned life insurance contracts	1,597	1,605	3,271	3,262
Income (loss) on private equity investments	(463)	87	(1,570)	2,015
Other	1,605	1,824	3,455	3,640

Total non-interest income	17,123	10,820	29,054	23,753

NON-INTEREST EXPENSE:
Salaries and employee benefits	18,618	18,136	38,775	36,491
Marketing services	3,527	3,528	7,052	7,053
Office property, equipment, and software	5,529	4,440	10,882	8,959
Federal insurance premium	3,747	663	5,757	1,294
State franchise tax	1,215	1,663	2,777	2,370
Real estate owned expense, net	2,232	2,036	4,205	2,779
Other operating expenses	5,877	5,550	11,516	11,173

Total non-interest expense	40,745	36,016	80,964	70,119

INCOME BEFORE INCOME TAXES	8,374	23,364	25,638	52,166

INCOME TAX EXPENSE	2,613	8,541	8,389	18,527

NET INCOME	$5,761	$14,823	$17,249	$33,639

Earnings per share - basic and fully diluted	$0.02	$0.05	$0.06	$0.10

Weighted average shares outstanding
Basic	301,523,835	322,542,871	302,488,674	322,433,686
Diluted	301,871,344	322,542,871	302,841,190	322,433,686

See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

Six Months Ended March 31, 2009 and 2008

(In thousands, except share and per share data)

						Accumulated other comprehensive income (loss)
	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Unrealized gains/(losses) on securities	Pension obligation	Total shareholders’ equity
Balance at September 30, 2007	$3,323	1,668,215	—	(100,597)	421,503	(223)	(6,020)	$1,986,201
Comprehensive Income:
Net income	—	—	—	—	33,639	—	—	33,639
Change in unrealized losses on securities available for sale	—	—	—	—	—	523	—	523
Change in pension obligation	—	—	—	—	—	—	121	121

Total comprehensive income								34,283
ESOP shares allocated or committed to be released	—	870	—	3,879	—	—	—	4,749
Dividends paid to common shareholders ($0.05 per common share)	—	—	—	—	(4,769)	—	—	(4,769)

Balance at March 31, 2008	$3,323	1,669,085	—	(96,718)	450,373	300	(5,899)	$2,025,233

Balance at September 30, 2008	$3,323	1,672,953	(192,662)	(93,545)	462,190	157	(8,764)	$1,843,652
Comprehensive Income:
Net income	—	—	—	—	17,249	—	—	17,249
Change in unrealized gains on securities available for sale	—	—	—	—	—	150	—	150
Change in pension obligation	—	—	—	—	—	—	265	265

Total comprehensive income								17,664
Purchase of treasury stock (6,914,800 shares)	—	—	(85,789)	—	—	—	—	(85,789)
ESOP shares allocated or committed to be released	—	680	—	2,681	—	—	—	3,361
Compensation costs for stock-based plans	—	3,078	—	—	—	—	—	3,078
Treasury stock allocated to restricted stock plan	—	(587)	599	—	(12)	—	—	—
Dividends paid to common shareholders ($0.12 per common share)	—	—	—	—	(9,259)	—	—	(9,259)

Balance at March 31, 2009	$3,323	1,676,124	(277,852)	(90,864)	470,168	307	(8,499)	$1,772,707

See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	For the Six Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,249	$33,639
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation plans	6,439	4,749
Depreciation and amortization	8,827	4,245
Mortgage servicing asset impairment	6,568	35
Provision for loan losses	38,000	7,500
Net gains on the sale of loans	(19,450)	(2,489)
Other net losses	6,328	4,456
Principal repayments on and proceeds from sales of loans held for sale	370,636	197,419
Loans originated for sale	(370,399)	(188,158)
Increase in and death benefits for bank owned life insurance contracts	(3,274)	(3,256)
Net decrease in interest receivable and other assets	8,793	2,060
Net increase (decrease) in accrued expenses and other liabilities	2,426	(3,130)
Other	46	(2,460)

Net cash provided by operating activities	72,189	54,610

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans originated	(2,621,585)	(1,335,167)
Principal repayments on loans	1,730,689	666,136
Proceeds from sales, principal repayments and maturities of:
Securities available for sale	4,015	3,893
Securities held to maturity	103,820	121,023
Proceeds from sale of:
Loans	844,361	246,953
Real estate owned	5,493	—
Purchases of:
Securities available for sale	(696)	(803)
Securities held to maturity	—	(216,390)
Premises and equipment	(2,102)	(2,585)
Other	458	8,096

Net cash provided by (used in) investing activities	64,453	(508,844)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	118,230	117,243
Net decrease in borrowers’ advances for insurance and taxes	(8,167)	(1,841)
Net increase in principal and interest owed on loans serviced	152,494	36,450
Net decrease in short-term borrowed funds	(377,935)	—
Net increase in long-term borrowed funds	40,000	—
Purchase of treasury shares	(85,789)	—
Dividends paid to common shareholders	(9,259)	(4,769)

Net cash (used in) provided by financing activities	(170,426)	147,083

NET DECREASE IN CASH AND CASH EQUIVALENTS	(33,784)	(307,151)
CASH AND CASH EQUIVALENTS—Beginning of period	132,379	829,715

CASH AND CASH EQUIVALENTS—End of period	$98,595	$522,564

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest on deposits	$136,371	$179,796
Cash paid for interest on borrowed funds	1,551	—
Cash paid for income taxes	8,900	18,500
SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Loans exchanged for mortgage-backed securities	1,211,073	446,153
Transfer of loans to real estate owned	11,463	10,931

See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands unless otherwise indicated)

1.	BASIS OF PRESENTATION

TFS Financial Corporation (the Holding Company), a federally chartered stock holding company, conducts its principal activities through its wholly owned subsidiaries. The principal line of business of TFS Financial Corporation and its subsidiaries (collectively, TFS Financial or the Company) is retail consumer banking, including mortgage lending, deposit gathering, and other insignificant financial services. On March 31, 2009, approximately 73% of the Holding Company’s outstanding shares were owned by a federally chartered mutual holding company, Third Federal Savings and Loan Association of Cleveland, MHC (Third Federal Savings, MHC). The thrift subsidiary of TFS Financial is Third Federal Savings and Loan Association of Cleveland (the Association).

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

The unaudited interim consolidated financial statements were prepared without an audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial condition of TFS Financial at March 31, 2009, and its results of operations and cash flows for the periods presented. In accordance with Regulation S-X for interim financial information, these statements do not include certain information and footnote disclosures required for complete audited financial statements. The Holding Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 contains consolidated financial statements and related notes, which should be read in conjunction with the accompanying interim consolidated financial statements. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2009.

2.	EARNINGS PER SHARE

The following is a summary of our earnings per share calculations.

	For the Three Months ended March 31,
	2009			2008
	Income	Shares	Per share amount	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$5,761			$14,823

Basic earnings per share:
Income available to common shareholders	$5,761	301,523,835	$0.02	$14,823	322,542,871	$0.05

Effect of dilutive potential common shares	—	347,509		—	—

Diluted earnings per share:
Income available to common shareholders	$5,761	301,871,344	$0.02	$14,823	322,542,871	$0.05

	For the Six Months ended March 31,
	2009			2008
	Income	Shares	Per share amount	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$17,249			$33,639

Basic earnings per share:
Income available to common shareholders	$17,249	302,488,674	$0.06	$33,639	322,433,686	$0.10

Effect of dilutive potential common shares	—	352,516		—	—

Diluted earnings per share:
Income available to common shareholders	$17,249	302,841,190	$0.06	$33,639	322,433,686	$0.10

Earnings per share is computed by dividing the income available to common shareholders by the weighted average number of shares outstanding for the period. Outstanding shares include shares held by Third Federal Savings, MHC, shares held by the Third Federal Foundation, shares held by the Employee Stock Ownership Plan (ESOP), common stock equivalents with a dilutive impact granted under the Company’s 2008 Equity Incentive Plan and shares held by the public, except that shares held by the ESOP that have not been allocated to participants or committed to be released for allocation to participants are excluded from the computations.

During the six months ended March 31, 2009, unvested options to purchase 4,158,575 shares were outstanding; however, these shares were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. There were no options to purchase shares outstanding during the six months ended March 31, 2008.

3.	INVESTMENT SECURITIES

Investments available for sale are summarized as follows:

	March 31, 2009
	Amortized Cost	Gross		Fair Value
		Unrealized
		Gains	Losses
U.S. government and agency obligations	$8,999	$416	$—	$9,415
Real estate mortgage investment conduits (REMICs)	9,951	86	(29)	10,008
Other	8,588	—	—	8,588

Total	$27,538	$502	$(29)	$28,011

	September 30, 2008
	Amortized Cost	Gross		Fair Value
		Unrealized
		Gains	Losses
U.S. government and agency obligations	$8,997	$216	$—	$9,213
Fannie Mae certificates	483	—	(5)	478
REMICs	13,488	49	(19)	13,518
Other	7,893	—	—	7,893

Total	$30,861	$265	$(24)	$31,102

Investments held to maturity are summarized as follows:

	March 31, 2009
	Amortized Cost	Gross		Fair Value
		Unrealized
		Gains	Losses
Freddie Mac certificates	$9,207	$254	$—	$9,461
Ginnie Mae certificates	7,755	207	—	7,962
REMICs	686,060	9,233	(3,183)	692,110
Fannie Mae certificates	10,931	610	—	11,541

Total	$713,953	$10,304	$(3,183)	$721,074

	September 30, 2008
	Amortized Cost	Gross		Fair Value
		Unrealized
		Gains	Losses
Freddie Mac certificates	$9,826	$36	$—	$9,862
Ginnie Mae certificates	8,366	116	(1)	8,481
REMICs	787,699	7,582	(5,719)	789,562
Fannie Mae certificates	11,859	326	(43)	12,142

Total	$817,750	$8,060	$(5,763)	$820,047

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans held for investment consist of the following:

	March 31, 2009	September 30, 2008
Real estate loans:
Residential non-Home Today	$6,011,296	$6,399,492
Residential Home Today	299,290	303,153
Equity loans and lines of credit	2,908,431	2,488,054
Construction	94,071	115,323

Real estate loans	9,313,088	9,306,022
Consumer loans:
Auto	288	1,044
Loans on savings	5,546	6,071
Other	1,925	484

Consumer loans	7,759	7,599
Less:
Deferred loan fees—net	(9,034)	(14,596)
Loans-in-process	(33,720)	(46,493)
Allowance for loan losses	(59,717)	(43,796)

Loans held for investment, net	$9,218,376	$9,208,736

Home Today is an affordable housing program targeted to benefit low- and moderate-income home buyers who would not otherwise qualify for our loan products, generally because of low credit scores. We do not offer, and have not offered, loan products frequently considered to be designed to target sub-prime borrowers containing features such as higher fees or higher rates, interest only or negative amortization, or low initial payment features with adjustable interest rates. Although the credit profiles of borrowers in the Home Today program might be described as sub-prime, Home Today loans generally contain the same features as loans offered to our non-Home Today borrowers. Borrowers in the Home Today program must complete financial management education and counseling and must be referred to the Association by a sponsoring organization with which the Association has partnered as part of the program. Borrowers must also meet a minimum credit score threshold. Because the Association applies less stringent underwriting and credit standards to these loans, loans originated under the Home Today program have greater credit risk than its traditional residential real estate mortgage loans.

Effective March 27, 2009, the Home Today underwriting guidelines are substantially and materially the same as our traditional first mortgage product.

Activity in the allowance for loan losses is summarized as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Balance—beginning of period	$48,774	$26,095	$43,796	$25,111
Provision charged to income	28,000	4,500	38,000	7,500
Charge-offs	(17,111)	(2,621)	(22,156)	(4,698)
Recoveries	54	152	77	213

Balance—end of period	$59,717	$28,126	$59,717	$28,126

We assess the allowance for loan losses on a quarterly basis and make provisions for loan losses in order to maintain the allowance. In light of the recent and continued housing market deterioration, the further unfavorable trending of our delinquency statistics and the current instability in employment and economic prospects, beginning in June 2008 and at each quarter end thereafter, we have conducted an expanded loan level evaluation of our equity lines of credit which were delinquent 90 days or more and residential real estate loans and equity loans which were delinquent 180 days or more. This expanded evaluation supplemented, and was in addition to, our traditional evaluation procedures. Previously, these loans were part of large groups of homogenous loans which were collectively evaluated by portfolio for impairment in accordance with US GAAP. Loans are charged off when we accept less than full payment as satisfaction for a loan; a foreclosure action is completed and the fair value of the collateral received is insufficient to satisfy the loan; management concludes the costs of foreclosure exceed the potential recovery; or, in the case of equity loans and lines of credit, management determines the collateral is not sufficient to satisfy the loan. As delinquencies in our portfolio identified in 2008 have been resolved, we have experienced an increase in net charge-offs that have been applied against the allowance. We expect that, as current delinquencies in our portfolio are resolved, net charge-offs will continue to increase.

In addition to loans separately evaluated for impairment based on delinquency status, loans identified by management as having significant weaknesses, such that a loss is probable, are also separately evaluated for impairment. A specific reserve is recorded to adjust each loan to its fair value based on the underlying collateral or the present value of expected future cash flows, as appropriate. The valuation is based on the fair value of the collateral when it is probable that repayment will not come from the borrower but from liquidation of the collateral, including but not limited to foreclosure and repossession. The average recorded investment in impaired loans was $146,607 and $260 for the three months ended March 31, 2009 and 2008, respectively, and $136,877 and $341 for the six months ended March 31, 2009 and 2008, respectively. Interest income received and recognized on these loans was immaterial for each three and six-month period presented. The recorded balance of impaired loans, including those whose terms have been modified in troubled debt restructurings, is summarized as follows:

	March 31,	September 30,
	2009	2008
With specific reserves assigned to the loan balance	$88,081	$73,176
With no specific reserves assigned to the loan balance	69,628	42,870

Total	$157,709	$116,046

Allowance for loan losses on impaired loans	$28,505	$22,804

5.	DEPOSITS

Deposit account balances are summarized as follows:

	March 31, 2009	September 30, 2008
Negotiable order of withdrawal accounts	$1,050,740	$1,124,572
Savings accounts	1,101,406	1,190,698
Certificates of deposit	6,220,757	5,941,166

	8,372,903	8,256,436
Accrued interest	6,428	4,665

Total deposits	$8,379,331	$8,261,101

6.	INCOME TAXES

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and city jurisdictions. With a few exceptions, we are no longer subject to federal and state income tax examinations for tax years prior to 2003. The State of Ohio has examined the Association through 2006 with no adjustment.

The Company recognizes interest and penalties on income tax assessments or income tax refunds, where applicable, in the financial statements as a component of its provision for income taxes.

7.	DEFINED BENEFIT PLAN

The Third Federal Savings Retirement Plan (the Plan) is a defined benefit pension plan. Effective December 31, 2002, the Plan was amended to limit participation to employees who met the Plan’s eligibility requirements on that date. After December 31, 2002, employees not participating in the Plan, upon meeting the applicable eligibility requirements, participate in a separate tier of the Company’s defined contribution, 401(k) Savings Plan. Benefits under the Plan are based on years of service and the employee’s average annual compensation (as defined in the Plan). The funding policy of the Plan is consistent with the funding requirements of U.S. federal and other governmental laws and regulations.

The components of net periodic benefit cost recognized in the statements of income are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Service cost	$804	$948	$1,607	$1,895
Interest cost	863	754	1,725	1,508
Expected return on plan assets	(723)	(808)	(1,446)	(1,616)
Amortization of net loss	219	109	438	218
Amortization of prior service cost	(16)	(15)	(31)	(30)

Net periodic benefit cost	$1,147	$988	$2,293	$1,975

Minimum employer contributions paid through March 31, 2009 were $1,070. Minimum employer contributions expected during the remainder of the fiscal year are $531.

8.	EQUITY INCENTIVE PLAN

During the six months ended March 31, 2009, the Company recorded $3,078 of share-based expense, comprised of stock option expense of $1,054 and restricted stock unit expense of $2,024.

During the six months ended March 31, 2009, 25,000 options with an exercise price of $11.95 per share and a grant date fair value of $2.58 per share were granted. At March 31, 2009, 4,158,575 shares were subject to options, with a weighted average exercise price of $11.74 per share and a weighted average grant date fair value of $3.10 per share. Expected future expense related to the approximately 4.2 million non-vested options outstanding as of March 31, 2009 is $11,103 over a weighted average of 6.0 years.

During the six months ended March 31, 2009, 50,000 shares of common stock were issued from treasury upon the vesting of restricted stock units with a grant date fair value price of $11.74 per share and 10,000 restricted stock units with a fair value of $11.95 per share were granted. At March 31, 2009, 1,740,950 restricted stock units, with a weighted average grant date fair value of $11.74 per unit are unvested. Expected future compensation expense relating to the approximately 1.7 million restricted stock units outstanding as of March 31, 2009 is $16,075 over a weighted average period of 6.4 years. Each unit is equivalent to one share of common stock.

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

At March 31, 2009, the Company had commitments to originate loans as follows:

Fixed-rate mortgage loans	$510,776
Adjustable-rate mortgage loans	17,751
Equity loans and lines of credit including bridge loans	75,268

Total	$603,795

At March 31, 2009, the Company had unfunded commitments outstanding as follows:

Equity lines of credit	$2,449,554
Construction loans	33,720
Private equity investments	13,913

Total	$2,497,187

The Company provides mortgage reinsurance on certain mortgage loans in its own portfolio, including Home Today loans and loans in its servicing portfolio, through contracts with two primary mortgage insurance companies. Under these contracts, the Company absorbs mortgage insurance losses in excess of a specified percentage of the principal balance of a given pool of loans, subject to a contractual limit, in exchange for a portion of the pools’ mortgage insurance premiums. At March 31, 2009, the maximum losses under the reinsurance contracts were limited to $17,074. The Company has incurred $160 of losses under these reinsurance contracts and has provided a liability for the remaining estimated losses totaling $6,031 as of March 31, 2009. Management believes it has made adequate provision for estimated losses. Based upon notice from our two primary mortgage insurance companies, no new contracts are being added to the Company’s risk exposure. Our insurance partners will retain all new mortgage insurance premiums and all new risk.

At March 31, 2009, the Company had $180,235 in commitments to securitize and sell mortgages.

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

On August 8, 2008, the Company appealed the decision of the Eighth District Court of Appeals to the Supreme Court of Ohio, which accepted the appeal on December 3, 2008. The record was then filed with the Ohio Supreme Court on January 2, 2009. The Company filed its Appellant Brief in February 2009 and the Appellee filed its Brief in April 2009. Oral argument is set for June 2, 2009.

As appellate litigation in this case center around procedural issues rather than substantive merit issues, at this time we cannot predict an outcome, favorable or unfavorable, to the Company or estimate the amount or range of any potential loss.

10.	FAIR VALUE

On October 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (SFAS 157) and Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (SFAS 159) except that, pursuant to FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, the Company has not yet applied the provisions of SFAS 157 to its non-financial assets, such as goodwill, real estate owned, and other non-financial assets measured at fair value on a non-recurring basis. The Company will adopt the provisions of SFAS 157 for those items to which the deferral applies effective October 1, 2009 and does not expect the adoption to have a material impact on its consolidated results of operations or financial position.

SFAS 157 establishes a framework for measuring fair value and expands disclosure requirements related to fair value measurements. Pursuant to SFAS 157, assets and liabilities at fair value are grouped into three levels, based on the transparency of inputs and the reliability of assumptions used to estimate fair value. The three levels of inputs are defined as follows:

Level 1 – quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 – quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets with few transactions, or model-based valuation techniques using assumptions that are observable in the market.

Level 3 – a company’s own assumptions about how market participants would price an asset or liability.

SFAS 159 provides an option to elect fair value as an alternative measurement for selected financial assets and financial liabilities not previously recorded at fair value. In accordance with the provisions of SFAS 159, the Company elected the fair value option for mortgage loans classified as held for sale that are subject to pending loan securitization contracts entered into on or after October 1, 2008. The election is expected to reduce volatility in earnings related to timing issues on loan securitization contracts. No transition adjustment was required to the opening balance of retained earnings because the Company, as permitted under SFAS 159, applied the election prospectively.

At March 31, 2009, loans held for sale subject to pending securitization contracts had a fair value of $184,554 and an aggregate outstanding principal balance of $180,235. For the three months and six months ended March 31, 2009, respectively, net gain on the sale of loans includes $771 and $2,742 of net gains related to changes in the fair value of loans held for sale subject to pending securitization contracts that are fully offset by equal amounts of losses on the derivative securitization contracts. Net gain on the sale of loans for both the three-month and six-month periods ended March 31, 2009 includes $2,370 of expected gains on these loans that would have been recorded at the time of contract settlement, in the subsequent quarter, had the fair value election not been made. Interest income on mortgage loans held for sale is recorded in interest income on loans. Mortgage loans held for sale not included in securitization contracts continue to be recorded at the lower of cost or fair value. At March 31, 2009, these loans were reported at cost, a total of $21,416.

Presented below is a discussion of the methods and significant assumptions used by the Company to estimate fair value.

Investment Securities Available for Sale - Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based on quoted prices, if available. If quoted prices are not available, fair values are obtained from third party independent nationally recognized pricing services using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Money market accounts are classified within Level 1 of the hierarchy. Level 2 securities include U.S. Government and federal agency obligations, mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae, and REMICs.

Mortgage Loans Held for Sale - The fair value of mortgage loans held for sale is based on quoted secondary market pricing for loan portfolios with similar characteristics. Mortgage loans held for sale consist of mortgage loans subject to pending securitization contracts and mortgage loans classified as held for sale not included in securitization contracts as of the reporting date. Pursuant to SFAS 159, the Company elected the fair value measurement option for mortgage loans held for sale subject to pending securitization contracts. These loans are included in Level 2 of the hierarchy.

Loans Held for Investment - Loans held for investment are subject to a fair value measurement under US GAAP only when they are individually evaluated for impairment and that impairment is measured using the observable market price of the loan or the fair value of the collateral as permitted under SFAS 114, Accounting by Creditors for Impairment of a Loan. Loans held for investment that have been restructured in troubled debt restructurings are individually evaluated for impairment under SFAS 114 using the present value of future cash flows based on the loan’s effective rate, which is not a fair value measurement. Impairment is measured based on the fair value of the collateral for loans the Company considers to be collateral-dependent due to a delinquency status or other adverse condition severe enough to indicate that the borrower is unable to be relied upon as the continued source of repayment. The fair value of a collateral-dependent loan is based on a recent property valuation adjusted for estimated costs to sell. Property valuations are obtained from various sources, including automated valuation models, drive-by exterior appraisals, and broker price opinions. A valuation allowance is recorded by a charge to income for the excess of the carrying amount over fair value. When the fair value exceeds a loan’s carrying amount, the carrying amount is considered to approximate the fair value of that loan to the Company because contractually that is the maximum recovery the Company can expect. Loans individually evaluated for impairment based on the fair value of the collateral are included in Level 2 of the hierarchy with assets measured at fair value on a non-recurring basis.

Derivatives - Derivative instruments include interest rate locks on commitments to originate loans for the held for sale portfolio and contracts to deliver mortgage-backed securities. Derivatives are reported at fair value in other assets or other liabilities on the Consolidated Statement of Condition with changes in value recorded in current earnings. Fair value is estimated using quoted secondary market pricing for loan portfolios with similar characteristics. The fair value of interest rate lock commitments is adjusted by a closure rate based on the estimated percentage of commitments that will result in closed loans. Because the closure rate is a significantly unobservable assumption, interest rate lock commitments are included in Level 3 of the hierarchy. Contracts to deliver mortgage-backed securities are included in Level 2 of the hierarchy.

Mortgage Loan Servicing Assets - Mortgage loan servicing assets are initially recorded at fair value and subsequently amortized over the estimated period of servicing income. The servicing assets are assessed for impairment, based on fair value, on a quarterly basis using a discounted cash flow model incorporating assumptions market participants would use including estimated prepayment speeds, discount factors, and estimated costs to service. For measurement purposes, servicing assets are separated into stratum segregated primarily by the predominant risk characteristics of the loans serviced, such as type, fixed and adjustable rates, original terms, and interest rates. When the carrying value of the servicing asset for an individual stratum exceeds the fair value, the stratum is considered impaired. The amount of impairment is recognized through a valuation allowance recorded in current earnings and the stratum is included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis.

Assets and liabilities carried at fair value on a recurring basis on the Consolidated Statement of Condition as of March 31, 2009 are summarized below.

		Fair Value Measurements at Reporting Date Using
	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment securities available for sale	$28,011	$8,588	$19,423	$—
Mortgage loans held for sale	184,554	—	184,554	—
Derivatives	131	—	—	131

Total	$212,696	$8,588	$203,977	$131

Liabilities
Derivatives	$2,742	$—	$2,742	$—

Total	$2,742	$—	$2,742	$—

At March 31, 2009 and September 30, 2008, respectively, derivatives classified within Level 3 of the hierarchy were $131 and $(9), with a net gain of $140 recorded in other income for the six-month period ended March 31, 2009. This resulted in a $140 increase to net assets for the period ended March 31, 2009.

Assets measured at fair value on a non-recurring basis at the end of the period are summarized below.

		Fair Value Measurements at Reporting Date Using
	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Loans held for investment, net	$123,077	$—	$123,077	$—
Mortgage loan servicing assets	27,750	—	—	27,750

Total	$150,827	$—	$123,077	$27,750

11.	DERIVATIVE INSTRUMENTS

The Company enters into forward commitments for the sale of mortgage loans principally to protect against the risk of adverse interest rate movements on net income. The Company recognizes the fair value of the contracts when the characteristics of those contracts meet the definition of a derivative. These derivatives are not designated in a hedging relationship; therefore, gains and losses are recognized immediately in the statement of income. In addition, the Company enters into commitments to originate loans, which when funded, will be classified as held for sale. Such commitments meet the definition of a derivative and are not designated in a hedging relationship; therefore, gains and losses are recognized immediately in the statement of income. The Company had no derivatives designated as hedging instruments under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), at March 31, 2009 or September 30, 2008.

The following table provides the location within the Consolidated Statements of Condition and fair values for derivatives not designated as hedging instruments under SFAS 133.

	Asset Derivatives
	At March 31, 2009		At September 30, 2008
	Location	Fair Value	Location	Fair Value
Interest rate lock commitments	Other Assets	$131	Other Assets	$—
Forward commitments for the sale of mortgage loans	Other Assets	—	Other Assets	1,195

Total		$131		$1,195

	Liability Derivatives
	At March 31, 2009		At September 30, 2008
	Location	Fair Value	Location	Fair Value
Interest rate lock commitments	Other Liabilities	$—	Other Liabilities	$9
Forward commitments for the sale of mortgage loans	Other Liabilities	2,742	Other Liabilities	—

Total		$2,742		$9

The following table summarizes the effect of derivative instruments not designated as hedging instruments under SFAS 133 on the Consolidated Statements of Income.

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended		Six Months Ended
		March 31,		March 31,
	Location of Gain or (Loss) Recognized in Income	2009	2008	2009	2008
Interest rate lock commitments	Other income	$(259)	$103	$140	$103
Forward commitments for the sale of mortgage loans	Net gain on the sale of loans	(771)	—	(2,742)	—

Total		$(1,030)	$103	$(2,602)	$103

12.	RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the Financial Accounting Standards Board (FASB) issued three FASB Staff Positions which provide additional guidance and enhance disclosures regarding fair value measurements and impairments of securities, FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1), FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2), and FASB Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4). FSP FAS 107-1 and APB 28-1 require that the fair value of all financial instruments be disclosed in both interim and annual reporting periods. FSP FAS 115-2 and FAS 124-2 modify the criteria used to assess other-than-temporary impairment (OTTI) of debt securities and collectability of cash flows, bifurcate the recognition of OTTI between earnings and other comprehensive income, and require expanded and more frequent disclosures about OTTI. FSP FAS 157-4 permits adjustments to estimated fair values of assets and liabilities when, due to a significant decrease in the volume and level of market activity or evidence that a market is not orderly, the valuation technique used does not fairly represent the price at which willing market participants would transact at the measurement date under current market conditions. In addition, FSP FAS 157-4 requires disclosures about inputs and valuation techniques used to measure fair values for both interim and annual reporting periods. These three staff positions are effective for interim reporting periods ending after June 15, 2009, with early adoption permitted. The Company will adopt the three staff positions for the reporting period ending June 30, 2009; the adoption is not expected to have a material effect on the Company’s consolidated financial statements.

In December 2008, the FASB issued FASB Staff Position No. FAS 132(R)-1, Employers’ Disclosures about Pensions and Other Postretirement Benefits, (FSP FAS 132(R)-1). FSP FAS 132(R)-1 amends SFAS No. 132(R) by expanding the disclosure requirements for plan assets of defined benefit pensions or other postretirement plans. For plans subject to this statement, entities are required to provide more detailed information about (1) investment policies and strategies, (2) categories of plan assets, (3) fair value measurements of plan assets, and (4) significant concentrations of risk. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The adoption is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position No. Emerging Issue Task Force (EITF) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1). FSP EITF 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities, and; therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those periods. The Company has not yet determined the effect of adopting FSP EITF 03-6-1 on its consolidated financial statements.

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

In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2). FSP FAS 157-2 delays the effective date of SFAS 157 for non-recurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. Pursuant to FSP FAS 157-2, the Company will apply the provisions of SFAS 157 to nonfinancial assets or nonfinancial liabilities measured at fair value on a non-recurring basis beginning on October 1, 2009. The application is not expected to have a material effect on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (SFAS 160). SFAS 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 160 to have a material impact on its consolidated financial statements.

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

These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following important factors that could affect the actual outcome of future events:

•	significantly increased competition among depository and other financial institutions;

•	inflation and changes in the interest rate environment that reduce our interest margins or reduce the fair value of financial instruments;

•	general economic conditions, either nationally or in our market areas, that are worse than expected;

•	decreased demand for our products and services and lower revenue and earnings because of a recession;

•	adverse changes and volatility in the securities markets;

•	adverse changes and volatility in credit markets;

•	legislative or regulatory changes that adversely affect our business;

•	our ability to enter new markets successfully and take advantage of growth opportunities, and the possible short-term dilutive effect of potential acquisitions or de novo branches, if any;

•	changes in consumer spending, borrowing and savings habits;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board and the Public Company Accounting Oversight Board;

•	future adverse developments concerning Fannie Mae, Freddie Mac or the Federal Home Loan Bank;

•	changes in monetary and fiscal policy of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board;

•	changes in policy and/or assessment rates of taxing authorities that adversely affect us;

•	changes in policy and/or assessment rates of the Federal Deposit Insurance Corporation;

•	inability of third-party providers to perform their obligations to us;

•	changes in our organization, compensation and benefit plans; and

•	the strength or weakness of the real estate markets and of the consumer and commercial credit sectors and its impact on the credit quality of our loans and other assets.

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

Since being organized in 1938, our asset totals have grown and now exceed $10 billion. We credit our success to our continued emphasis on our primary values: “Love, Trust, Respect, and a Commitment to Excellence, along with some Fun.” Our values are reflected in our pricing of loan and deposit products, as well as our Home Today program, described in footnote 4 to our unaudited interim consolidated financial statements. Our values are further reflected in the Broadway Redevelopment Initiative (a long-term revitalization program encompassing the three-mile corridor of the Broadway-Slavic Village neighborhood in Cleveland, Ohio where our main office is located) and the education programs we have established and/or supported.

The financial services industry continues to suffer high volatility and adverse financial conditions. Regionally high unemployment, widespread sub-prime mortgage lending, slumping residential real estate values, illiquid capital and credit markets, and a general lack of confidence in the economy, particularly the financial service sector of the economy as a result of recent bank failures, present challenges for us.

Management believes that the following matters are those most critical to our success: (1) controlling our interest rate risk exposure; (2) monitoring and limiting our credit risk; (3) maintaining access to adequate liquidity and alternative funding sources; and (4) monitoring and controlling operating expenses.

Controlling Our Interest Rate Risk Exposure. Although followers of today’s economic environment are intensely focused on housing and credit issues, historically our greatest risk has been interest rate risk exposure. When we hold long-term, fixed-rate assets, funded by liabilities with shorter repricing characteristics, we are exposed to potentially adverse impact from rising interest rates. Generally, and particularly over extended periods of time that encompass full economic cycles, interest rates associated with longer terms have been higher than interest rates associated with shorter terms. This difference has been an important component of our net interest income and is fundamental to our operations. We manage the risk of holding long-term, fixed-rate mortgage assets by moderating the attractiveness of our loan offerings, thereby controlling the level of additions (new originations) to our portfolio, and by periodically selling long-term, fixed-rate mortgage loans in the secondary market to reduce the amount of those assets held in our portfolio. During the quarter and six-month period ended March 31, 2009, we sold $0.9 billion and $1.2 billion, respectively, of long-term, fixed-rate mortgage loans as compared to $0.3 billion and $0.4 billion, during the same periods ended March 31, 2008. At March 31, 2009, we retained approximately $5.9 billion of long-term, fixed-rate mortgage loans in our mortgage loans held for investment portfolio. While there is no current evidence to indicate that interest rate increases are imminent, should a rapid and substantial increase occur in general market interest rates, it is probable, that prospectively, the level of our net interest income would be adversely impacted.

Monitoring and Limiting Our Credit Risk. While credit risk has historically not been an area of overwhelming concern for our Company, as we have generally imposed high credit standards with respect to lending, the recent confluence of dramatically unfavorable regional and macro-economic events, coupled with our expanded participation in the second lien mortgage lending markets, has significantly altered our attention to credit risk. In response to the evolving economic landscape, we have continuously revised and updated our quarterly analysis and evaluation procedures for each category of our lending with the objective of identifying and recognizing all appropriate credit impairments. At March 31, 2009, more than 87% of our assets consisted of residential real estate loans and equity loans and lines of credit, the overwhelming majority of which were originated to borrowers in the states of Ohio and Florida. Our analytic procedures and evaluations include specific reviews of all equity lines of credit that become 90 or more days past due as well as specific reviews of all first mortgage loans and equity loans that become 180 or more days past due.

In response to current market conditions, and in an effort to limit our credit risk exposure and improve the credit performance of new customers, we have tightened our credit criteria in evaluating a borrower’s ability to successfully fulfill his or her repayment obligation and we have revised the design of many of our loan products to require higher borrower down-payments, limited the products available for condominiums, and eliminated certain product features (such as interest-only adjustable-rate loans, and loans above certain loan-to-value ratios).

One aspect of our credit risk concern relates to the high percentage of our loans that are secured by residential real estate in the states of Ohio and Florida, particularly in light of the highly publicized difficulties that have arisen and continue with respect to the real estate markets in those states. At March 31, 2009, approximately 79% and 19%, of our residential, non-Home Today and construction loans were secured by properties in Ohio and Florida, respectively. Our 30 and more day delinquency ratios on those loans in Ohio and Florida at March 31, 2009 were 1.9% and 2.8%, respectively, as compared to 2.0% for the non-Home Today portfolio as a whole. Also, at March 31, 2009, approximately 40% and 28%, of our equity loans and lines of credit were secured by properties in Ohio and Florida, respectively. Our 30 days and more delinquency ratios on those loans in Ohio and Florida at March 31, 2009 were 2.7% and 4.6%, respectively, as compared to 3.1% for the equity loans and lines of credit portfolio as a whole. While we focus our attention and are concerned with respect to the resolution of all loan delinquencies, as these ratios illustrate, our highest concern is centered on the equity loans and lines of credit secured by properties in Florida. The “Allowance for Loan Losses” portion of the “Critical Accounting Policies” section that immediately follows this Overview provides additional details regarding our loan portfolio composition, delinquency statistics, our methodology in evaluating our loan loss provisions and the adequacy of our allowance for loan losses. Information presented in that section generally indicates that across our portfolio, delinquency amounts and ratios will continue to increase. Recent announcements regarding massive layoffs in the automotive sector are likely to affect our Ohio borrowers and Florida housing values continue to remain depressed due to prior overbuilding and speculation, which is now resulting in considerable inventory on the market, both of which are likely to increase delinquencies. Such increases are indicative of additional credit risk, and in response to these increases we have continued to provide more loan loss provisions and have increased the level of our loan loss reserves. For the six months ended March 31, 2009 our provision for loan losses was $38.0 million compared to $7.5 million for the six months ended March 31, 2008 and $27.0 million for the six months ended September 30, 2008. Similarly, our allowance for loan losses has increased from $28.1 million, or 0.33% of loans, at March 31, 2008 to $43.8 million, or 0.47% of loans, at September 30, 2008 and to $59.7 million, or 0.64% of loans, at March 31, 2009.

Our residential Home Today loans are another area of credit risk concern. Although these loans total $299.3 million at March 31, 2009 and comprise only 3.2% of our total loan portfolio balance, they comprise 31% of our total delinquencies and 32% of our 90 days and greater delinquencies. Delinquencies on Home Today loans, at 33% at March 31, 2009, up from 31% at September 30, 2008, but down from 34% at December 31, 2008, are the highest of any of our loan categories. At March 31, 2009, approximately 96% and 4%, of our residential, Home Today loans were secured by properties in Ohio and Florida, respectively. Our 30 and more day delinquency ratios on those loans in Ohio and Florida at March 31, 2009 were 33.2% and 26.4% respectively. The disparity between the portfolio composition ratio and delinquency ratio reflects the nature of the Home Today loans. These loans are made to customers who, generally because of poor credit scores, would not otherwise qualify for our loan products, as we do not offer, and have not offered, loan products frequently considered to be designed to target sub-prime borrowers containing features such as higher fees or higher rates, interest only or negative amortization, or low initial payment features with adjustable interest rates. Our Home Today loan products, while they are made to borrowers whose credit profiles might be described as sub-prime, generally contain the same features as loans offered to our non-Home Today borrowers. The overriding objective of our Home Today lending, just as it is with our non-Home Today lending, is to create successful homeowners. We have attempted to manage our Home Today credit risk by requiring that borrowers attend pre- and post-borrowing financial management education and counseling and that the borrowers be referred to us by a sponsoring organization with which we have partnered. Further, to manage the credit aspect of these loans, inasmuch as the majority of these buyers do not have sufficient funds for downpayments, most loans include private mortgage insurance. At March 31, 2009, 60.1% of Home Today loans include private mortgage insurance coverage. From a peak balance of $308.3 million at December 31, 2007, the total balance of the Home Today portfolio has slowly, but steadily declined to $299.3 million at March 31, 2009. This trend generally reflects the evolving conditions in the mortgage real estate market and the tightening of standards imposed by issuers of private mortgage insurance. As part of our effort to manage credit risk, effective March 27, 2009, the Home Today underwriting guidelines are substantially and materially the same as our traditional mortgage product. Inasmuch as most potential Home Today customers do not have sufficient funds for downpayments, the lack of available private mortgage insurance restricts our ability to extend credit. Unless and until lending standards and private mortgage insurance requirements loosen, we expect the Home Today portfolio to continue to decline in balance.

Maintaining Access to Adequate Liquidity and Alternative Funding Sources. For most insured depositories, customer and community confidence are critical to their ability to maintain access to adequate liquidity and to conduct business in an orderly fashion. The Company believes that maintaining high levels of capital is one of the most important factors in nurturing customer and community confidence. Accordingly, we have managed the pace of our growth in a manner that reflects our emphasis on high capital levels. At March 31, 2009, Third Federal’s ratio of core capital to adjusted tangible assets (a basic industry measure under which 5.00% is deemed to represent a “well capitalized” status) was 12.42%. We expect to continue to maintain a high capital ratio.

In managing its level of liquidity, the Company monitors available funding sources, which include attracting new deposits, borrowing from others, the conversion of assets to cash and the generation of funds through profitable operations. The Company has traditionally relied on retail deposits as its primary means in meeting its funding needs. At March 31, 2009, deposits totaled $8.38 billion, while borrowings totaled $160.1 million and borrowers’ advances and servicing escrows totaled $273.4 million, combined. In evaluating funding sources, we consider many factors, including cost, duration, current availability, expected sustainability, impact on operations and capital levels.

To attract deposits, we offer our customers attractive rates of return on our deposit products. Our deposit products typically offer rates that are highly competitive with the rates on similar products offered by other financial institutions. We intend to continue this practice.

We preserve the availability of alternative funding sources through various mechanisms. First, by maintaining high capital levels, we retain the flexibility to increase our balance sheet size without jeopardizing our capital adequacy. Effectively, this permits us to increase the rates that we offer on our deposit products thereby attracting more potential customers. Second, we pledge available real estate mortgage loans and investment securities with the Federal Home Bank of Cincinnati (FHLB) and the Federal Reserve Bank of Cleveland (Federal Reserve). At March 31, 2009, these collateral pledges support arrangements with the FHLB that provide for additional borrowing capacity of up to $1.83 billion (provided an additional investment in FHLB capital stock of up to $36.5 million is made) and up to $428.4 million at the Federal Reserve. Third, we invest in high quality marketable securities that exhibit limited market price variability, and to the extent that they are not needed as collateral for borrowings, can be immediately and efficiently sold in the institutional market, and converted to cash. At March 31, 2009 our investment securities portfolio totaled $742.0 million. Fourth, a portion of the residential first mortgage loans that we originate are highly liquid as they can be sold/delivered to Fannie Mae. At March 31, 2009, our mortgage loans held for sale totaled $206.0 million. Finally, cash flows from operating activities have been a regular source of funds. During the six months ended March 31, 2009 and 2008, cash flows from operations totaled $72.2 million and $54.6 million, respectively.

Overall, while customer and community confidence can never be assured, the Company believes that our liquidity is adequate and that we have adequate access to alternative funding sources.

Monitoring and Controlling Operating Expenses. We continue to focus on managing operating expenses. Our annualized ratio of non-interest expense to average assets was 1.50% for the six months ended March 31, 2009. As of March 31, 2009, our average assets per full-time employee and our average deposits per full-time employee were $11.0 million and $8.7 million, respectively. Based on industry statistics published by the Office of Thrift Supervision, we believe that each of these measures compares favorably with the averages for our peer group. Our average deposits held at our branch offices ($220.5 million per branch office as of March 31, 2009) contribute to our expense management efforts by limiting the overhead costs of serving our deposit customers. We will continue our efforts to control operating expenses as we use a portion of the capital we received in our April 2007 the stock offering to grow our business.

We expect to continue to expand our branch office network as one means of leveraging a portion of the capital that we received in connection with our April 2007 stock offering. Our current focus is in Broward County, Florida, where we opened a full-service branch in Plantation in September 2008 followed by the relocation of the former North Miami branch to

Hallandale in January 2009. Further, we expect to add two new locations in Broward County during the next few months, which will reduce gaps in our footprint in that market area. We also expect to continue to evaluate the effectiveness of our existing branch structure, particularly in Northeast Ohio, seeking opportunities to simultaneously improve our efficiency and the level of service to our customers.

While we devote a great deal of our attention to managing our operating expenses, certain costs remain beyond our control. One expense that has increased dramatically has been our federal deposit insurance premium and assessments, which have more than tripled from $1.3 million during the six months ended March 31, 2008 to $5.8 million during the six months ended March 31, 2009. Further, the Board of Directors of the Federal Deposit Insurance Corporation (FDIC) has proposed the imposition of a 20 basis point emergency assessment on the industry to ensure the continued strength of the insurance fund. This proposed emergency assessment would cover the period April 1, 2009 through June 30, 2009, and would be collected on September 30, 2009. The FDIC is also considering the authority to impose additional emergency special assessments if necessary to maintain public confidence in federal deposit insurance. At March 31, 2009, a 20 basis point emergency assessment would result in a charge of approximately $17 million.

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

As described above, loans originated under the Home Today program have greater credit risk than traditional residential real estate mortgage loans. At March 31, 2009, we had $299.3 million of loans that were originated under our Home Today program, 33% of which were delinquent 30 days or more in repayments, compared to 2.0% for our portfolio of residential non-Home Today and construction loans as of that date.

Equity loans and equity lines of credit generally have higher credit risk than traditional residential mortgage loans. These loans and lines are usually in a second position and when combined with the first mortgage, result in generally higher overall loan-to-value ratios. In a stressed housing market with increasing delinquencies and declining housing prices, such as currently exists, these higher loan-to-value ratios represent a greater risk of loss to the Company. A borrower with more equity in the property has a vested interest in keeping the loan current when compared to a borrower with little or no equity in the property. In light of the continued housing market deterioration, the further unfavorable trending of our delinquency statistics and the current instability in employment and economic prospects, beginning June 30, 2008 and at each quarter end thereafter, we have conducted an expanded loan level evaluation of our equity lines of credit which were delinquent 90 days or more. This expanded evaluation supplements, and is in addition to, our traditional evaluation procedures. We expect that, as delinquencies in our portfolios are resolved, we will realize an increase in net charge-offs related to equity lines of credit that will be applied against the allowance. At March 31, 2009, we had $2.91 billion of equity loans and equity lines of credit outstanding, 2.3% of which were delinquent 90 days or more in repayments. Charge-offs for the six months ended March 31, 2009 have been $17.9 million.

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

The following table sets forth the composition of the loan portfolio, by type of loan at the dates indicated, excluding loans held for sale.

	March 31, 2009		September 30, 2008		March 31, 2008
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential non-Home Today	$6,011,296	64.5%	$6,399,492	68.7%	$6,057,373	70.7%
Residential Home Today	299,290	3.2	303,153	3.3	307,406	3.6
Equity loans and lines of credit (1)	2,908,431	31.2	2,488,054	26.7	2,072,031	24.2
Construction	94,071	1.0	115,323	1.2	114,815	1.4
Consumer loans:
Automobile	288	0.0	1,044	0.0	2,779	0.0
Other	7,471	0.1	6,555	0.1	8,160	0.1

Total loans receivable	9,320,847	100.0%	9,313,621	100.0%	8,562,564	100.0%

Deferred loan fees, net	(9,034)		(14,596)		(16,437)
Loans in process	(33,720)		(46,493)		(43,750)
Allowance for loan losses	(59,717)		(43,796)		(28,126)

Total loans receivable, net	$9,218,376		$9,208,736		$8,474,251

(1)	Includes bridge loans (loans where borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).

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

	At March 31, 2009			At September 30, 2008			At March 31, 2008
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential non-Home Today	$7,977	13.5%	64.6%	$7,873	18.0%	68.7%	$5,614	20.0%	70.7%
Residential Home Today	4,413	7.4	3.2	5,883	13.4	3.3	5,928	21.1	3.6
Equity loans and lines of credit (1)	44,420	74.4	31.1	28,118	64.2	26.7	15,319	54.5	24.2
Construction	2,906	4.9	1.0	1,922	4.4	1.2	1,250	4.4	1.4
Consumer loans:
Automobile loans	1	0.0	0.0	—	—	0.0	13	—	0.0
Other	—	—	0.1	—	—	0.1	2	0.0	0.1

Total allowance	$59,717	100.2%	100.0%	$43,796	100.0%	100.0%	$28,126	100.0%	100.0%

(1)	Includes bridge loans (loans where borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).

While the downward trend in the amount of the allowance allocated to Home Today loans from March 31, 2008 through March 31, 2009 may seem unexpected, the result is consistent with our recurring, detailed portfolio analysis, which is conducted quarterly. Our analysis for evaluating the adequacy and the appropriateness of our loan loss provision and allowance for loan loss described in this Form 10-Q is continually refined as new information becomes available and actual loss experience is acquired. As our evaluations have progressed, we have determined that, primarily as a result of the existence of private mortgage insurance on a large portion of our Home Today portfolio, the amount of actual losses, both in terms of whole dollars as well as in percentages, for our Home Today loans has been less than the loss ratios initially used to evaluate those loans. At March 31, 2009, 60.1% of Home Today loans include private mortgage insurance coverage. As this experience has been reinforced over time, we have adjusted the estimated loss percentages for the Home Today portfolio and as a result, the amount of the allowance for loan losses that has been allocated to Home Today loans has declined from $5.9 million at March 31, 2008 to $4.4 million at March 31, 2009.

In addition, the percentage allocations for each loan category are impacted by changes and activities that occur in other categories of the Company’s loan portfolio. Because the Home Today loans represent such a small portion (3.2%) of the overall portfolio it is disproportionately impacted by changes in other categories. Specifically, large additions to the allowance for loan losses in the other, more significant, loan categories (most particularly equity loans and lines of credit) caused most of the percentage decrease in the portion of the allowance for loan losses allocated to Home Today loans.

The portion of the allowance allocated to equity loans and lines of credit has been increasing and is expected to increase in the future if non-performing loan balances and charge-offs continue to increase, as expected. Additional discussion of non-performing equity loan and lines of credit as well as charge-offs appears later in this section.

In light of the continued housing market deterioration, the further unfavorable trending of our delinquency statistics and the current instability in employment and economic prospects, beginning June 30, 2008 and at each quarter end thereafter, we expanded our loan evaluation methodology related to equity line of credit loans to include impairment evaluations for each equity line of credit loan that was 90 or more days past due. Beginning September 30, 2008, we expanded our loan level evaluation methodology related to real estate and equity loans to include impairment evaluations for each real estate and equity loan that was 180 or more days past due. As more delinquent loans were subjected to individual evaluation, the portion of the allowance for loan losses identified as specific reserves increased, and, as a result the loss experiences factors used to evaluate the adequacy of the general loss reserve applicable to loans not evaluated for specific reserves decreased between March 31, 2008 and September 30, 2008. Adjustments to the historical loss experience factors have been made in response to the current rapidly declining real estate market, possible unemployment concerns in the Ohio market, an excess of available housing units in the Florida market, and uncertainties surrounding the future performance of restructured loans, and, as a result, the general loan loss allowance increased between September 30, 2008 and March, 31, 2009.

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	As of and for the Six Months Ended
	March 31, 2009	September 30, 2008	March 31, 2008
	(Dollars in thousands)
Allowance balance (beginning of the period)	$43,796	$28,126	$25,111
Charge-offs:
Real estate loans:
Residential non-Home Today	1,850	2,837	2,162
Residential Home Today	2,037	2,615	1,668
Equity loans and lines of credit (1)	17,940	5,331	856
Construction	329	588	10
Consumer loans:
Automobile loans	—	6	2
Other	—	—	—

Total charge-offs	22,156	11,377	4,698

Recoveries:
Real estate loans:
Residential non-Home Today	—	36	92
Residential Home Today	4	—	117
Equity loans and lines of credit (1)	54	7	1
Construction	19	—	—
Consumer loans:
Automobile loans	—	4	3
Other	—	—	—

Total recoveries	77	47	213

Net charge-offs	(22,079)	(11,330)	(4,485)
Provision for loan losses	38,000	27,000	7,500

Allowance balance (at the end of the period)	$59,717	$43,796	$28,126

Ratios:
Net charge-offs (annualized) to average loans outstanding	0.46%	0.26%	0.11%
Allowance for loan losses to non-performing loans at end of the period	27.01%	25.33%	20.62%
Allowance for loan losses to total loans at end of the period	0.64%	0.47%	0.33%

(1)	Includes bridge loans (loans where borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).

The increased level of charge-offs in the equity loan and lines of credit category is not unexpected. The level of delinquent loans in this portfolio has been increasing steadily. In light of continued housing market deterioration and the current instability in the employment and economic prospects in our primary lending markets, in June 2008 we began conducting expanded loan level reviews of equity lines of credit and as a result providing for increased losses. As these delinquencies have been resolved through pay-off, short sale or foreclosure, or management determines the collateral is not sufficient to satisfy the loan, uncollected balances have been charged against the allowance for loan losses previously provided. For the six months ended March 31, 2009, $17.9 million in charge-offs for equity loans and lines of credit have been recorded compared to $856 thousand for the same six month period ended March 31, 2008. We continue to evaluate loans becoming delinquent for potential loss and record provisions for our estimate of those losses. We expect this higher level of charge-offs to continue as the higher level of delinquent loans are resolved in the future and uncollected balances are charged against the allowance.

The following table sets forth loan delinquencies by type and by amount at the dates indicated.

	Loans Delinquent For
	30-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At March 31, 2009
Real estate loans:
Residential non-Home Today	296	$36,559	568	$69,801	864	$106,360
Residential Home Today	301	27,233	769	71,322	1,070	98,555
Equity loans and lines of credit (1)	418	24,689	875	66,530	1,293	91,219
Construction	25	3,972	65	13,466	90	17,438
Consumer loans:
Automobile loans	9	9	3	3	12	12
Other	—	—	—	—	—	—

Total	1,049	$92,462	2,280	$221,122	3,329	$313,584

At September 30, 2008
Real estate loans:
Residential non-Home Today	287	$31,385	422	$43,935	709	$75,320
Residential Home Today	330	30,018	688	63,679	1,018	93,697
Equity loans and lines of credit (1)	546	26,704	796	54,430	1,342	81,134
Construction	4	758	57	10,842	61	11,600
Consumer loans:
Automobile loans	4	3	—	—	4	3
Other	—	—	—	—	—	—

Total	1,171	$88,868	1,963	$172,886	3,134	$261,754

At March 31, 2008
Real estate loans:
Residential non-Home Today	272	$26,016	318	$30,313	590	$56,329
Residential Home Today	275	25,181	592	55,776	867	80,957
Equity loans and lines of credit (1)	548	26,144	675	44,697	1,223	70,841
Construction	29	5,279	42	5,596	71	10,875
Consumer loans:
Automobile loans	23	77	1	5	24	82
Other	—	—	—	—	—	—

Total	1,147	$82,697	1,628	$136,387	2,775	$219,084

(1)	Includes bridge loans (loans where borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).

Loans delinquent 90 days and over have continued to increase. Loans delinquent 90 days and over increased 62% to $221.1 million at March 31, 2009, from $136.4 million at March 31, 2008. The inability of borrowers to repay their loans is primarily a result of rising unemployment and uncertain economic prospects in our primary lending markets. Recent announcements regarding massive layoffs in the automotive sector are likely to filter through the Ohio economy over the next year. As a result, we expect some borrowers who are current on their loans at March 31, 2009 to experience payment problems in the future. The excess number of housing units available for sale in the market today also may limit their ability to sell a home they can no longer afford. In Florida, housing values continue to remain depressed due to prior rapid building and speculation, which is now resulting in considerable inventory on the market and may limit a borrower’s ability to sell a home. As a result, we expect the level of loans delinquent 90 days and over will increase in the future.

The following table sets forth the amounts and categories of our non-performing assets and troubled debt restructurings at the dates indicated.

	March 31, 2009	September 30, 2008	March 31, 2008
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
Residential non-Home Today	$69,801	$43,935	$30,313
Residential Home Today	71,322	63,679	55,776
Equity loans and lines of credit (1)	66,530	54,430	44,697
Construction	13,466	10,842	5,596
Consumer loans:
Automobile loans	3	—	5
Other	—	—	—

Total non-performing loans	221,122	172,886	136,387

Real estate owned	13,622	14,108	12,031
Other non-performing assets	—	—	—

Total non-performing assets	$234,744	$186,994	$148,418

Troubled debt restructurings:
Real estate loans:
Residential non-Home Today	$3,428	$643	$—
Residential Home Today	2,626	226	—
Equity loans and lines of credit (1)	485	—	—
Construction	—	—	—
Consumer loans:
Automobile loans	—	—	—
Other	—	—	—

Total	$6,539	$869	$—

Ratios:
Total non-performing loans to total loans	2.37%	1.86%	1.59%
Total non-performing loans to total assets	2.08%	1.60%	1.30%
Total non-performing assets to total assets	2.21%	1.73%	1.42%

(1)	Includes bridge loans (loans where borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).

Debt restructuring is a method being increasingly used to help families keep their homes and preserve our neighborhoods. This involves making changes to the borrowers’ loan terms through capitalization of delinquent payments; interest rate reductions, either for a specific period or for the remaining term of the loan; term extensions including beyond that provided in the original agreement; or some combination of the above. These loans are measured for impairment based on the present value of expected future cash flows discounted at the effective interest rate of the original loan contract. Any shortfall is recorded as a charge-off against the allowance for loan losses. We evaluate these loans using the expected future cash flows because we expect the borrower to be the source of repayment for the loan and not liquidation of the collateral.

On March 31, 2009 our equity loans and lines of credit portfolio consisted of $177.6 million in equity loans, $32.6 million in bridge loans and $2.70 billion in equity lines of credit. The following table sets forth committed and drawn amounts, percent delinquent 90 days or more and the mean combined loan-to-value (CLTV) percent at the time of origination of our equity line of credit portfolio by geographical distribution as of March 31, 2009:

State	Committed Amount	Drawn Amount	Percent Delinquent 90 days or more	Mean CLTV Percent at Origination
	(Dollars in thousands)
Ohio	$2,266,868	$1,007,896	1.46%	67%
Florida	1,380,058	797,993	3.25%	64%
California	571,730	337,345	1.29%	69%
Other (1)	978,003	555,024	2.00%	67%

Total	$5,196,659	$2,698,258	2.08%	67%

(1)	No individual state has a committed or drawn balance greater than 5% of the total.

The following table represents committed and drawn amounts, percent delinquent 90 days or more and the mean CLTV percent at the time of origination of our equity line of credit portfolio by the year originated as of March 31, 2009:

Calendar Year Originated	Committed Amount	Drawn Amount	Percent Delinquent 90 days or more	CLTV Percent at Origination
	(Dollars in thousands)
2000 and prior	$589,030	$247,704	2.63%	65%
2001	215,526	110,682	4.20%	70%
2002	333,103	152,335	2.96%	66%
2003	527,928	264,016	2.99%	70%
2004	314,690	147,705	4.06%	69%
2005	224,318	109,774	4.94%	69%
2006	508,404	276,364	4.24%	68%
2007	739,929	438,203	1.62%	69%
2008	1,445,373	822,688	0.28%	65%
2009	298,358	128,787	0.00%	61%

Total	$5,196,659	$2,698,258	2.08%	67%

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

The amount and timing of mortgage servicing rights amortization is adjusted quarterly based on actual results. In addition, on a quarterly basis, we perform a valuation review of mortgage servicing rights for potential decreases in value. This quarterly valuation review entails applying current assumptions to the portfolio classified by interest rates and, secondarily, by prepayment characteristics. In the latter part of calendar 2008 and continuing into calendar 2009, the United States government has announced various actions and initiatives which generally have the objective of resuscitating the economy and the housing markets. One initiative has been an effort to lower the cost of housing by promoting and supporting lower residential mortgage interest rates. This initiative has triggered a wave of mortgage refinancing that has adversely impacted the carrying value of capitalized mortgage servicing rights. At March 31, 2009, the Company recorded a lower of cost or market impairment charge of $6.6 million which reduced the carrying value of our mortgage servicing assets by 16% from $41.4 million to $34.9 million.

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

Comparison of Financial Condition at March 31, 2009 and September 30, 2008

Total assets decreased $141.6 million, or 1%, to $10.64 billion at March 31, 2009 from $10.79 billion at September 30, 2008. This change consisted primarily of a decrease in cash and cash equivalents combined with a decrease in investment securities.

Cash and cash equivalents decreased $33.8 million, or 26%, to $98.6 million at March 31, 2009 from $132.4 million at September 30, 2008, as we continue to use our liquid assets to fund our loan products, pay down borrowings and repurchase common stock.

Investment securities available for sale decreased $3.1 million, or 10% to $28.0 million at March 31, 2009 from $31.1 million at September 30, 2008. Fair values for the majority of the Company’s investment securities available for sale are based on inputs that are observable or can be corroborated by observable market data, such as quoted prices for similar assets or quoted prices in markets that are not active. For the remainder, fair value is based on quoted prices (unadjusted) for identical assets in active markets. If quoted prices are not available, fair values are obtained from third party independent nationally recognized pricing services using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. The $232 thousand increase in fair value from the current cost basis of the available for sale securities is a result of interest rate changes over the six-month period ended March 31, 2009.

Investment securities held to maturity decreased $103.8 million, or 13%, to $714.0 million at March 31, 2009 from $817.8 million at September 30, 2008. This decrease is a result of cash flows from securities repayments and maturities during the six-month period being used to fund additions to our loan portfolio, retirement of short term debt and the repurchase of common stock as part of our stock repurchase program. There were no purchases or sales of investment securities as only principal paydowns occurred in this mortgage-backed security portfolio. Paydowns on mortgage-backed securities are increasing due to the historically low mortgage interest rates and can be expected to continue until rates begin to rise, resulting in additional decreases in investment securities.

Loans held for investment, net, increased $9.6 million, or less than 1%, to $9.22 billion at March 31, 2009 from $9.21 billion at September 30, 2008. In an effort to manage interest rate risk, we continue to focus on increased equity line of credit originations which had a net increase of $420.4 million during the six months ended March 31, 2009. Residential mortgage loans decreased $392.1 million during the six months ended March 31, 2009 which included $1.21 billion in sales during that time period. Through the sales of loans in the secondary market we can improve our interest rate risk position in the event of increases in market interest rates.

Mortgage loan servicing assets, net, decreased $6.7 million, or 16%, to $34.9 million at March 31, 2009 from $41.5 million at September 30, 2008. This change is the result of a $2.2 million increase in the amount of amortization charged off against operations to $4.6 million for the six months ended March 31, 2009 from $2.5 million for the six months ended March 31, 2008 as the amount of paydowns increased in the current period due to the current low level of mortgage loan interest rates, which prompted a significant increase in refinance activity. In addition, at March 31, 2009, we recorded a $6.6 million lower of cost or market impairment charge to the carrying value of our capitalized servicing rights to reflect higher expected future repayment speeds as borrowers continue to refinance and take advantage of low mortgage interest rates.

Deposits increased $118.2 million, or 1%, to $8.38 billion at March 31, 2009 from $8.26 billion at September 30, 2008. The increase in deposits was the result of a $279.6 million increase in certificates of deposit offset by $77.6 million and $85.2 million decreases in our high yield checking accounts and high yield savings accounts (a subcategory of our savings accounts) respectively, combined with modest increases in other deposit products (other savings accounts and other NOW accounts) for the six-month period ended March 31, 2009.

Borrowed funds decreased $337.9 million, or 68%, to $160.1 million at March 31, 2009 from $498.0 million at September 30, 2008. Federal Home Loan Bank advances decreased $458.0 million or 92% to $40.0 million in fixed interest rate advances that mature in approximately four years. Using longer term advances helps reduce the Company’s exposure to interest rate risk. The decrease in Federal Home Loan Bank advances was partially offset by $120.0 million in short term borrowings from the Federal Reserve Bank’s Discount Window. The net decrease in borrowed funds can be attributed to the success of our deposit gathering, the use of cash flows from the maturing investments in our securities portfolio and cash flows from the sales of loans in the secondary market and the net cash provided by our operating activities.

The $152.5 million increase in principal, interest and related escrows owed on loans serviced, to $233.2 million at March 31, 2009 from $80.7 million at September 30, 2008, is related to the timing of when payments have been collected from borrowers for loans we service for other investors and when those funds are remitted to the investors and to the appropriate taxing agencies. Principal and interest collected increased $154.5 million and was offset by a decrease of $2.0 million in retained tax payments collected from borrowers in the current period. Principal and interest will fluctuate based on normal curtailments and paydowns but low mortgage interest rates have increased the amount of refinancing activity resulting in a larger amount of paydowns.

Shareholders’ equity decreased $70.9 million, to $1.77 billion at March 31, 2009 from $1.84 billion at September 30, 2008. This reflects $17.2 million of net income during the six-month period reduced by $9.3 million in dividends paid on our shares of common stock (other than the shares held by Third Federal Savings, MHC and unallocated ESOP shares) and $85.8 million of repurchases of outstanding common stock during the six-month period. The remainder of the change reflects adjustments related to the allocation of shares of our common stock related to awards under the stock-based compensation plans and the ESOP.

Comparison of Operating Results for the Three Months Ended March 31, 2009 and 2008

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

	Three Months Ended March 31, 2009				Three Months Ended March 31, 2008
	Average Balance	Interest Income/ Expense		Yield/ Cost (1)	Average Balance	Interest Income/ Expense		Yield/ Cost (1)
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold	$—	$—		—	$605,971	$4,980		3.29%
Other interest-bearing cash equivalents	1,424	5		1.40%	53,660	532		3.97%
Investment securities	17,891	120		2.68%	45,294	385		3.40%
Mortgage-backed securities	766,330	7,630		3.98%	908,143	11,447		5.04%
Loans	9,771,745	115,736		4.74%	8,448,980	121,101		5.73%
Federal Home Loan Bank stock	35,620	403		4.53%	34,236	447		5.22%

Total interest-earning assets	10,593,010	123,894		4.68%	10,096,284	138,892		5.50%

Noninterest-earning assets	327,678				345,551

Total assets	$10,920,688				$10,441,835

Interest-bearing liabilities:
NOW accounts	1,050,578	1,860		0.71%	1,303,663	8,256		2.53%
Savings accounts	1,103,687	3,480		1.26%	1,268,503	10,322		3.25%
Certificates of deposit	6,139,935	58,079		3.78%	5,660,668	67,254		4.75%
Borrowed funds	483,272	479		0.40%	—	—		—

Total interest-bearing liabilities	8,777,472	63,898		2.91%	8,232,834	85,832		4.17%

Noninterest-bearing liabilities	340,252				183,432

Total liabilities	9,117,724				8,416,266
Shareholders’ equity	1,802,964				2,025,569

Total liabilities and shareholders’ equity	$10,920,688				$10,441,835

Net interest income		$59,996				$53,060

Interest rate spread (2)				1.77%				1.33%

Net interest-earning assets (3)	$1,815,538				$1,863,450

Net interest margin (4)		2.27	%(1)			2.10	%(1)

Average interest-earning assets to average interest-bearing liabilities	120.68%				122.63%

Selected performance ratios:
Return on average assets		0.21	%(1)			0.57	%(1)
Return on average equity		1.28	%(1)			2.93	%(1)
Average equity to average assets		16.51%				19.40%

(1)	Annualized
(2)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by total interest-earning assets.

General. Net income decreased $9.1 million, or 61%, to $5.8 million in the quarter ended March 31, 2009 as compared to $14.8 million for the quarter ended March 31, 2008. This change was attributed to increases in the provision for loan losses and non-interest expenses offset by increases in both net interest income and non-interest income in the current quarter.

Interest Income. Interest income decreased $15.0 million or 11%, to $123.9 million in the current quarter compared to $138.9 million for the same quarter in the prior year. The decrease in interest income resulted from a decrease in interest received on federal funds along with decreases in interest income from mortgage-backed securities and loans.

For the quarter ended March 31, 2009 there was no interest income from federal funds sold compared to $5.0 million in the quarter ended March, 31, 2008. This can be attributed to our cash position in which we are a borrower versus a cash position as a lender. Excess cash was available to lend in the same quarter of the prior year due primarily to the proceeds of our initial public offering.

Interest income on mortgage-backed securities decreased $3.8 million, or 33%, to $7.6 million when compared to $11.4 million for the same quarter in the prior year. The change resulted from a lower average balance of mortgage-backed securities to $766.3 million compared to $908.1 million for the same quarter of the prior year. There were no purchases or sales as only principal paydowns occurred in this portfolio. Paydowns on mortgage-backed securities increased due to historically low mortgage interest rates. The average yield on mortgage-backed securities decreased 106 basis points to 3.98% compared to 5.04% for the same quarter in the prior year as interest rates on adjustable-rate securities reset to lower current rates and higher rate, fixed-rate securities experienced accelerated paydowns.

Interest income on loans decreased $5.4 million, or 4%, to $115.7 million compared to $121.1 million for the same quarter in the prior year. This change can be attributed to a 99 basis point decrease in the yield to 4.74% from 5.73% as historically low interest rates have increased the amount of refinance activity. The decrease in the yield was offset by $1.32 billion increase in the average balance of loans to $9.77 billion compared to $8.45 billion as new loan production exceeded repayments and sales.

Interest Expense. Interest expense decreased $21.9 million, or 26%, to $63.9 million in the current quarter compared to $85.8 million for the quarter ended March 31, 2008. The change resulted primarily from a decrease in interest expense on NOW accounts, savings accounts and certificates of deposit offset by an increase in interest expense on borrowed funds.

Interest expense on NOW accounts decreased $6.4 million, or 77%, to $1.9 million from $8.3 million for the same quarter in the prior year. The decrease was caused primarily by a 182 basis point decrease in the average rate we paid on NOW accounts to 0.71% compared to 2.53% for the same quarter in the prior year. We decreased rates on deposits in response to decreases in short-term market interest rates. In addition, the average balance of NOW accounts decreased $253.1 million, or 19%, to $1.05 billion compared to $1.30 billion for the same quarter in the prior year as existing customers continued to convert NOW accounts to certificates of deposit.

Interest expense on savings accounts decreased $6.8 million, or 66%, to $3.5 million in the current quarter compared to $10.3 million in the quarter ended March 31, 2008. The decrease was primarily the result of a199 basis point decrease in the yield to 1.26% compared to 3.25% for the same quarter last year. In addition, the average balance of savings accounts decreased $165 million, or 13% to $1.10 billion in the current quarter when compared to the same quarter last year, again reflecting customer preference for certificates of deposit in the current interest rate environment.

Interest expense on certificates of deposit decreased $9.2 million, or 14%, to $58.1 million in the current quarter compared to $67.3 million for the quarter ended March 31, 2008. The change was attributed to a 97 basis point decrease in the average rate we paid on certificates of deposit to 3.78% from 4.75% partially offset by a $479.3 million or 8% increase in the average balance to $6.14 billion from $5.66 billion for the same quarter of the prior year as customers were attracted to the certainty of yields provided by certificates of deposit. Rates were adjusted on deposits in response to changes in general market rates as well as to changes in the rates paid by our competition on short-term certificates of deposit.

Interest expense on borrowed funds, which includes Federal Home Loan Bank advances and Federal Reserve Bank Discount Window borrowings, increased $479 thousand from the same quarter of last year when we had no borrowings. As excess cash was used in operations, primarily to fund the growth of our loan portfolio and the repurchase of common stock as part of our stock repurchase program, it became necessary to borrow funds from external sources. In the three month period ended March 31, 2008 there was excess cash available from our initial public offering and no need to borrow.

Net Interest Income. Net interest income increased $6.9 million, or 13%, to $60.0 million in the current quarter from $53.1 million for the quarter ended March 31, 2008. As net interest income increased during the quarter, we experienced an improvement of our interest rate spread which increased 44 basis points to 1.77% compared 1.33% for the same quarter last year. Our net interest margin increased 17 basis points to 2.27% compared to 2.10% for the same quarter last year. Our net interest-earning assets decreased $47.9 million, to $1.82 billion when compared to $1.86 billion, primarily as a result of our stock repurchase programs.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level we consider necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. In determining the level of the allowance for loan losses, we consider past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of non-performing and other classified loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or conditions change. We assess the allowance for loan losses on a quarterly basis and make provisions for loan losses in order to maintain the allowance. In recent months economic issues, including increasing unemployment levels are challenging our borrowers’ ability to repay their loans at a time when deteriorating housing prices, in part as a consequence of the collapse of the sub-prime mortgage market, make it difficult to sell their homes. This limits the ability of many borrowers to self-cure a delinquency.

Based on our evaluation of the above factors, we recorded a provision for loan losses of $28.0 million in the current quarter and a provision of $4.5 million in the quarter ended March 31, 2008. The provisions recorded exceeded net charge-offs of $17.1 million and $2.5 million in the quarters ended March 31, 2009 and 2008, respectively. The allowance for loan losses was $59.7 million, or 0.64% of total loans receivable, at March 31, 2009, compared to $43.8 million, or 0.47% of total loans receivable, at September 30, 2008, and further compared to $28.1 million or 0.33% of total loans receivable at March 31, 2008. Non-performing loans increased by $48.2 million to $221.1 million, or 2.37% of total loans, at March 31, 2009 from $172.9 million, or 1.86% of total loans, at September 30, 2008, and, further, non-performing loans increased by $84.7 million compared to $136.4 million, or 1.59% of total loans, at March 31, 2008. For purposes of comparability, effective June 30, 2008 and quarterly thereafter, based on the increased risk related to increases in non-performing loans we expanded our evaluation of equity lines of credit delinquent 90 days or more and, effective September 30, 2008 we expanded our evaluation of residential real estate and equity loans delinquent 180 days or more.

Of the $48.2 million increase in non-performing loans from September 30, 2008 to March 31, 2009, $25.9 million occurred in our residential, non-Home Today portfolio and $12.1 million occurred in our equity loans and lines of credit portfolio. The increase in our residential, non-Home Today portfolio was general in nature and reflective of the progressive deterioration of general market conditions with specific negative implications in the housing markets of our primary geographic operating areas. While this increase is noteworthy, as a percentage of the balance of our non-Home Today portfolio, the aggregate non-performing loan balance of $69.8 million is 1.16% which, to the best of our belief, compares favorably with peer industry averages.

Non-performing equity loans and lines of credit increased $12.1 million, or 22%, during the six-month period ended March 31, 2009. As of March 31, 2009, our equity loans and lines of credit portfolio was $2.91 billion, compared to $2.49 billion at September 30, 2008. We believe the increase in non-performing equity loans and lines of credit is, on a relative basis, of greater concern than non-Home Today loans as these credits generally hold subordinated positions and accordingly, represent a higher level of risk. Expressed as a percentage of the equity loans and lines of credit portfolio, the non-performing balances were 2.29% at March 31, 2009, up from 2.19% at September 30, 2008 and 2.16% at March 31, 2008. In light of the worsening housing market in our primary geographic markets and the continued deterioration of our portfolio delinquency statistics, we will continue to closely monitor the loss performance of this category.

Non-performing loans in our Home Today program, increased $7.6 million, or 12%, during the six-month period ended March 31, 2009. As of March 31, 2009, our Home Today portfolio was $299.3 million, compared to $303.2 million at September 30, 2008 and $307.4 million at March 31, 20008. This increase in non-performing loans has been taken into account in determining our provision for loan losses. Under the Home Today program, we offer loans with our standard terms to borrowers who might not otherwise qualify for such loans, generally because of lower credit scores. To qualify for our Home Today program, a borrower must complete financial management education and counseling and must be referred to us by a sponsoring organization with whom we have partnered as part of the program. Borrowers in the Home Today program are not charged higher fees or interest rates than non-Home Today borrowers. While loans under the Home Today program do have higher risk characteristics than non-Home Today loans, we do not classify Home Today as sub-prime lending because borrowers are offered the same interest rates and charged the same fees as non-Home Today borrowers. Effective March 27, 2009, the Home Today underwriting guidelines are substantially and materially the same as our traditional mortgage product.

We used the same general methodology in assessing the allowance at the end of each three-month period, with the exception that we enhanced the evaluation, through the expanded loan level evaluation of our equity lines of credit which were delinquent 90 or more days for each quarter-end, beginning on June 30, 2008 and through the expanded loan level evaluation of our residential real estate and equity loans which were delinquent 180 or more days for each quarter-end, beginning

September 30, 2008. We believe we have recorded all losses that are both probable and reasonable to estimate for the three months ended March 31, 2009 and 2008.

Non-Interest Income. Non-interest income increased $6.3 million, or 58%, to $17.1 million in the current quarter when compared to $10.8 million for the same quarter of the prior year.

Fees and service charges decreased $1.5 million, or 25%, to $4.6 million from $6.1 million. This change is primarily related to a $2.2 million increase to $4.6 million from $2.5 million in the amortization of mortgage servicing rights recorded in the current quarter ended. Historically low mortgage loan interest rates have brought about increased refinancing activity resulting in accelerated paydowns which in turn increases the amount of amortization.

The mortgage servicing assets impairment increased $6.5 million to $6.6 million in the current quarter from $29 thousand in the same quarter last year. This large change can be attributed to the lower of cost or market adjustment made in the current quarter to reduce the carrying value of our mortgage servicing assets. This adjustment reflects expected higher future prepayment speeds as borrowers take advantage of lower mortgage interest rates and continue to refinance.

Gains on the sale of loans increased $15.1 million, to $16.4 million in the current quarter from $1.3 million in the same quarter ended March 31, 2008. This can be attributed to $890.0 million in loan sales (as compared to $250.7 million in the same quarter ended March 31, 2008) combined with falling interest rates in the current quarter. Lower and declining interest rates generally result in higher gains on sales of loans. Loan sales are used by the Company as a means of managing interest rate risk.

For the three months ended March 31, 2009, an unrealized gain of $2.7 million was also recorded on mortgage loans held for sale. This gain was a result of pricing fluctuation in the secondary market and was fully offset by losses on the derivative securitization contracts containing these loans. The fair value of loans held for sale and securitization contracts containing them is estimated using inputs that are observable or can be corroborated by market data, such as quoted secondary market pricing for loan portfolios with similar characteristics.

Non-Interest Expense. Non-interest expense increased $4.7 million, or 13%, to $40.7 million in the current quarter when compared to $36.0 million for the quarter ended March 31, 2008.

Federal insurance premiums increased $3.1 million, or 465% to $3.7 million in the current quarter from $663 thousand. Increased assessment rates, and to a lesser extent, increased deposit balances, in the current quarter along with the use of available credits in the quarter ended March 31, 2008 resulted in the increased premiums.

Income Tax Expense. The provision for income taxes was $2.6 million in the current quarter compared to $8.5 million for the quarter ended March 31, 2008, reflecting a $15.0 million decrease in pre-tax income between the two periods. The provision for the current quarter included $2.6 million of federal income tax provision and $60 thousand of state income tax provision. The $8.5 million provision for income taxes for the prior quarter includes a $562 thousand provision for state income tax. The state income tax provision is subtracted from income before income taxes when calculating the federal income tax provision. Our effective federal tax rate was 31.2% for the current quarter as compared to 35.0% for the quarter ended March 31, 2008. Our provision for income taxes in the current quarter adjusts our cumulative income tax expense in accordance with our expectations for the full fiscal year. Our current estimate for the fiscal year ending September 30, 2009, is that our federal effective income tax rate will be 32.9%. Our effective tax rate is below the federal statutory rate because of our ownership of bank-owned life insurance.

Comparison of Operating Results for the Six Months Ended March 31, 2009 and 2008

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

	Six Months Ended				Six Months Ended
	March 31, 2009				March 31, 2008
	Average Balance	Interest Income/ Expense		Yield/ Cost (1)	Average Balance	Interest Income/ Expense		Yield/ Cost (1)
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold	$43	$0		0.86%	$657,703	$13,226		4.02%
Other interest-bearing cash equivalents	1,432	11		1.54%	53,311	1,190		4.46%
Investment securities	17,600	249		2.83%	52,965	984		3.72%
Mortgage-backed securities	789,227	17,101		4.33%	881,416	23,041		5.23%
Loans	9,655,521	237,092		4.91%	8,385,593	245,068		5.84%
Federal Home Loan Bank stock	35,620	845		4.74%	34,233	1,051		6.14%

Total interest-earning assets	10,499,443	255,298		4.86%	10,065,221	284,560		5.65%

Noninterest-earning assets	330,199				350,938

Total assets	$10,829,642				$10,416,159

Interest-bearing liabilities:
NOW accounts	1,071,478	5,805		1.08%	1,352,485	19,873		2.94%
Savings accounts	1,123,077	9,246		1.65%	1,181,751	21,209		3.59%
Certificates of deposit	6,106,079	123,082		4.03%	5,672,103	137,446		4.85%
Borrowed funds	428,936	1,617		0.75%	—	—		—

Total interest-bearing liabilities	8,729,570	139,750		3.20%	8,206,339	178,528		4.35%

Noninterest-bearing liabilities	289,238				193,323

Total liabilities	9,018,808				8,399,662
Shareholders’ equity	1,810,834				2,016,497

Total liabilities and shareholders’ equity	$10,829,642				$10,416,159

Net interest income		$115,548				$106,032

Interest rate spread (2)				1.66%				1.30%

Net interest-earning assets (3)	$1,769,873				$1,858,882

Net interest margin (4)		2.20	%(1)			2.11	%(1)

Average interest-earning assets to average interest-bearing liabilities	120.27%				122.65%

Selected performance ratios:
Return on average assets		0.32	%(1)			0.65	%(1)
Return on average equity		1.91	%(1)			3.34	%(1)
Average equity to average assets		16.72%				19.36%

(1)	Annualized
(2)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by total interest-earning assets.

General. Net income decreased $16.4 million, or 49%, to $17.2 million in the six months ended March 31, 2009 as compared to $33.6 million for the six months ended March 31, 2008. This change was attributed to increases in the provision for loan losses and non-interest expenses offset by increases in both net interest income and non-interest income in the current six-month period.

Interest Income. Interest income decreased $29.3 million or 10%, to $255.3 million in the six months ended March 31, 2009 compared to $284.6 million for the same period in the prior year. The decrease in interest income resulted from a decrease in the interest received on federal funds along with decreases in interest income from loans and mortgage-backed securities.

In the current six-month period there was less than $500 of interest income from federal funds sold compared to $13.2 million in the same six-month period ended March 31, 2008. This can be attributed to our cash position in which we are a borrower versus a cash position as a lender. Excess cash was available to invest in the same six-month period of the prior year due primarily to the proceeds of our initial public offering.

Interest income on mortgage-backed securities decreased $5.9 million, or 26%, to $17.1 million when compared to $23.0 million in the same period of the prior year. The change resulted from a lower average balance of mortgage-backed securities to $789.2 million compared to $881.4 million in the same period of the prior year. There were no purchases or sales as only principal paydowns occurred in this portfolio. Paydowns on mortgage-backed securities are increasing due to the historically low mortgage interest rates. The average yield on mortgage-backed securities decreased 90 basis points to 4.33% compared to 5.23% in the same period of the prior year as interest rates on adjustable rate securities reset to lower current rates and higher, fixed-rate securities experienced accelerated paydowns.

Interest income on loans decreased $8.0 million, or 3%, to $237.1 million compared to $245.1 million in the same period in the prior year. This change can be attributed to a 93 basis point decrease in the yield to 4.91% from 5.84% as historically low interest rates have increased the amount of refinance activity. The decrease in the yield was offset by $1.27 billion increase in the average balance of loans to $9.66 billion compared to $8.39 billion as new loan production exceeded repayments and sales.

Interest Expense. Interest expense decreased $38.8 million, or 22%, to $139.8 million in the current six-month period compared to $178.5 million in the six-month period ended March 31, 2008. The change resulted primarily from a decrease in interest expense on NOW accounts, savings accounts and certificates of deposit offset by an increase in interest expense on borrowed funds.

Interest expense on NOW accounts decreased $14.1 million, or 71%, to $5.8 million from $19.9 million in the same period of the prior year. The decrease was caused primarily by a 186 basis point decrease in the average rate we paid on NOW accounts to 1.08% compared to 2.94%. We decreased rates on deposits in response to decreases in short-term market interest rates. In addition, the average balance of NOW accounts decreased $281.0 million, or 21%, to $1.07 billion compared to $1.35 billion for the same period in the prior year as existing customers continued to convert NOW accounts to certificates of deposit.

Interest expense on savings accounts decreased $12.0 million, or 56%, to $9.2 million in the current period compared to $21.2 million in the period ended March 31, 2008. The decrease was primarily the result of a 194 basis point decrease in the yield to 1.65% compared to 3.59% in the same period of the prior year. In addition, the average balance of savings accounts decreased $58.7 million, or 5%, to $1.12 billion in the current period, again reflecting customer preference for certificates of deposit in the current interest rate environment.

Interest expense on certificates of deposit decreased $14.4 million, or 10%, to $123.1 million in the current period compared to $137.5 million in the same period of the prior year. The change was attributed to a 82 basis point decrease in the average rate we paid on certificates of deposit to 4.03% from 4.85% partially offset by a $434.0 million, or 8% increase in the average balance to $6.11 billion from $5.67 billion as customers were attracted to the certainty of yields provided by certificates of deposit. Rates were adjusted on deposits in response to changes in general market rates as well as to changes in the rates paid by our competition on short-term certificates of deposit.

Interest expense on borrowed funds, which, includes Federal Home Loan Bank advances and the Federal Reserve Bank’s Discount Window borrowings, increased $1.6 million from the same six-month period last year when we had no borrowings. As excess cash was used in operations, primarily to fund the growth of our loan portfolio and the repurchase of common stock as part of our stock repurchase program, it became necessary to borrow funds from external sources. In the six-month period ended March 31, 2008 there was excess cash available from our initial public offering and no need to borrow.

Net Interest Income. Net interest income increased $9.5 million, or 9%, to $115.5 million in the six-month period ended March 31, 2009 from $106.0 million for the six-month period ended March 31, 2008. As net interest income increased during the six-month period, we experienced an improvement of our interest rate spread which increased 36 basis points to 1.66% compared 1.30% for the same period last year. Our net interest margin increased nine basis points to 2.20% compared to 2.11% for the same period last year. Our net interest-earning assets decreased $89.0 million, to $1.77 billion when compared to $1.86 billion, primarily as a result of our stock repurchase programs.

Provision for Loan Losses. We recorded a provision for loan losses of $38.0 million in the six-month period ended March 31, 2009 and a provision of $7.5 million in the six-month period ended March 31, 2008. The provisions recorded exceeded net charge-offs of $22.1 million and $4.5 million in the six months ended March 31, 2009 and 2008, respectively.

We used the same general methodology in assessing the allowance at the end of each six-month period, with the exception that we enhanced the evaluation, through the expanded loan level evaluation of our equity lines of credit which were delinquent 90 or more days for each quarter-end, beginning on June 30, 2008. We believe we have recorded all losses that are both probable and reasonable to estimate for the six months ended March 31, 2009 and 2008.

Non-Interest Income. Non-interest income increased $5.3 million, or 22%, to $29.1 million in the current six-month period ended March 31, 2009 when compared to $23.8 million in the same period of the prior year.

The mortgage servicing asset impairment increased $6.5 million to $6.6 million in the current six-month period from $35 thousand in the same period ended March 31, 2008. This large change can be attributed to the lower of cost or market adjustment made in the current period to reduce the carrying value of our mortgage servicing assets. This adjustment reflects expected higher future prepayment speeds as borrowers take advantage of lower mortgage interest rates and continue to refinance.

Gains on the sale of loans increased $17.0 million, to $19.5 million in the current six-month period from $2.5 million in the same six-month period ended March 31, 2008. This can be attributed to $1.21 billion in loan sales (as compared to $446.2 million in the same six-month period ended March 31, 2008) combined with falling interest rates in the current six-month period. Lower and declining interest rates generally result in higher gains on sales of loans. Loan sales are used by the Company as a means of managing interest rate risk.

Income (loss) on private equity funds decreased $3.6 million to ($1.5) million in the current six-month period compared to $2.0 million in the same six-month period of the prior year. This decrease primarily reflects the change in gain from disposition of private equity funds in the prior period to recognition of unrealized losses on remaining private equity fund investments in the current period.

Non-Interest Expense. Non-interest expense increased $10.8 million, or 15%, to $81.0 million in the current six-month period ended March 31, 2009 when compared to $70.1 million for the six-month period ended March 31, 2008.

Federal insurance premiums increased $4.5 million, or 345%, to $5.8 million in the current six–month period from $1.3 million during the six months ended March 31, 2009. Increased assessment rates, and to a lesser extent, increased deposit balances in the current six–month period along with the use of available credits in the six-month period ended March 31, 2008 resulted in the increased premiums.

Expenses, costs and losses related to holding and disposing of real estate owned parcels acquired through foreclosure increased $1.4 million, or 51%, to $4.2 million during the current six-month period, from $2.8 million in the same six-month last year. This change can be attributed to the higher foreclosure rate in the current period when compared to the same period of the prior year, consistent with delinquency trends. Also, expenses, costs and losses were greater due to deteriorating property conditions and slumping housing values, linked, we believe, to “fire sales” of excess housing assets held by troubled national mortgage lenders. We expect this situation to continue.

Income Tax Expense. The provision for income taxes was $8.4 million in the six-month period compared to $18.5 million for the six-month period ended March 31, 2008, reflecting a $26.5 million decrease in pre-tax income between the two periods. The provision for the current six-month period included $8.2 million of federal income tax provision and $165 thousand of state income tax provision. The $18.5 million provision for income taxes for the prior six-month period includes a $1.2 million provision for state income tax. The state income tax provision is subtracted from income before income taxes when calculating the federal income tax provision. Our effective federal tax rate was 32.9% for the current period as compared to 34.0% for the same period in the prior year. Our current estimate for the fiscal year ending September 30, 2009, is that our federal effective income tax rate will be 32.9%. Our effective tax rate is below the federal statutory rate because of our ownership of bank-owned life insurance.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan sales, loan repayments, advances from the Federal Home Loan Bank of Cincinnati (FHLB Cincinnati), and maturities and sales of securities. In addition, we have the ability to collateralize borrowings in the wholesale markets and from the Federal Reserve Bank. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions and competition. The Association’s Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We seek to maintain a minimum liquidity ratio (which we compute as the sum of cash and cash equivalents plus unpledged investment securities for which ready markets exist, divided by total assets) of 2% or greater. For the three-month period ended March 31, 2009, our liquidity ratio averaged 7.65%. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as March 31, 2009.

We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities and the objectives of our asset/liability management program.

Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2009, cash and cash equivalents totaled $98.6 million. Because we originate a significant amount of loans that qualify for sale in the secondary market, our loans held for sale represent highly liquid assets. At March 31, 2009, we had $206.0 million of loans classified as held for sale, of which $184.5 million have been committed for delivery under mandatory loan securitization/sale commitments with Fannie Mae. The remaining loans generally meet the requirements for delivery to Fannie Mae and were originated with the expectation of being securitized/sold at a future date. During the six-month period ended March 31, 2009, we sold $1.21 billion of long-term, fixed rate loans. Investment securities classified as available-for-sale, which provide additional sources of liquidity, totaled $28.0 million at March 31, 2009. Also, at March 31, 2009 we had borrowings of $120.0 million and $40.1 million from the Federal Reserve Discount Window and the FHLB Cincinnati, respectively.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows (unaudited) included in our Unaudited Interim Consolidated Financial Statements.

At March 31, 2009, we had $603.8 million in loan commitments outstanding. In addition to commitments to originate loans, we had $2.45 billion in unused lines of credit to borrowers. Certificates of deposit due within one year of March 31, 2009 totaled $3.28 billion, or 39.1% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, other deposit products, including certificates of deposit, FHLB Cincinnati advances, or other collateralized borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2010. We believe, however, based on past experience, that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity is originating residential mortgage loans. During the six-month period ended March 31, 2009, we originated $1.24 billion of loans, and during the same period in the prior year, we originated $942.6 million of loans. We did not purchase securities during the six-month period ended March 31, 2009, and purchased $217.2 million of securities during the same period in the prior year.

Financing activities consist primarily of activity in deposit accounts and, to a lesser extent, Federal Reserve Discount Window and FHLB Cincinnati advances. In the current six-month period we experienced a net increase in total deposits of $118.2 million compared to a net increase of $117.2 million for the same period in the prior year. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. During the six months ended March 31, 2009 our borrowings from external sources decreased $337.9 million. This decrease in borrowed funds can be attributed to the success of our deposit gathering, the use of cash flows from the maturing investments in our securities portfolio and cash flows from the sales of loans in the secondary market.

We did not have any FHLB Cincinnati advances outstanding during the six-month period ended March 31, 2008.

On March 12, 2009, the Company announced its fourth stock repurchase program which authorizes the repurchase of up to an additional 3,300,000 shares of the Company’s outstanding common stock. The plan has no expiration date and had 3,300,000 shares remaining to be purchased as of March 31, 2009. Purchases under the program will be subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses of capital, and our financial performance. Repurchased shares will be held as treasury stock and be available for general corporate use.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB Cincinnati and the Federal Reserve Bank, which provide additional sources of funds. During the six months ended March 31, 2009, we had $428.9 million of average outstanding borrowed funds whereas for the same period ended March 31, 2008, we had none. At March 31, 2009 we had the ability to immediately borrow an additional $450.3 million from the FHLB Cincinnati. From the perspective of collateral value securing advances, our capacity limit for additional borrowings from the FHLB Cincinnati at March 31, 2009 was $1.83 billion, subject to satisfaction of the FHLB Cincinnati common stock ownership requirement. To satisfy the common stock ownership requirement we would have to increase our ownership of FHLB Cincinnati common stock by an additional $36.5 million. Also, at March 31, 2009, we had the ability to immediately borrow an additional $308.4 million under programs available through the Federal Reserve Bank’s Discount Window.

Third Federal Savings and Loan is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2009, Third Federal Savings and Loan exceeded all regulatory capital requirements. Third Federal Savings and Loan is considered “well capitalized” under regulatory guidelines.

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

As of March 31, 2009 the Association exceeded all regulatory requirements to be considered “Well Capitalized” as presented in the table below (dollar amounts in thousands).

	Actual		Required
	Amount	Ratio	Amount	Ratio
Total Capital to Risk Weighted Assets	$1,347,207	17.54%	$768,184	10.00%
Core Capital to Adjusted Tangible Assets	1,316,026	12.42	529,655	5.00
Tangible Capital to Tangible Assets	1,316,026	12.42	N/A	N/A
Tier 1 Capital to Risk-Weighted Assets	1,316,026	17.13	460,910	6.00

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

We sold $1.21 billion of loans during the six-month period ended March 31, 2009. All of the loans sold were long-term, fixed-rate loans. These sales were undertaken to improve our interest rate risk position in the event of increases in market interest rates.

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

Net Portfolio Value. The Office of Thrift Supervision (OTS) requires the computation of amounts by which the net present value of an institution’s cash flow from assets, liabilities and off balance sheet items (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates. The OTS provides all institutions that file a Consolidated Maturity/Rate Schedule as a part of their quarterly Thrift Financial Report with an interest rate sensitivity report of NPV. The OTS simulation model uses a discounted cash flow analysis and an option-based pricing approach in measuring the interest rate sensitivity of NPV. The OTS model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumption that instantaneous changes (measured in basis points) occur at all maturities along the United States Treasury yield curve. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 2% to 3% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. On a quarterly basis the OTS provides us the results of the interest rate sensitivity model, which is based on information we provide to the OTS, to estimate the sensitivity of our NPV. The OTS calculations of the estimated changes in NPV of the Association as of March 31, 2009 are not currently available.

The following table presents our internal calculations of the estimated changes in the Association’s NPV at March 31, 2009 that would result from the designated instantaneous changes in the United States Treasury yield curve. In general, the assumptions used by the OTS are, by necessity, more generic as their modeling framework must fit and be adaptable to all institutions subject to its regulation. Our internal model is tailored specifically to our organization which, we believe, improves the accuracy of our internally prepared NPV estimates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

				NPV as a Percentage of
				Present Value of Assets (3)
		Estimated Increase (Decrease) in
		NPV			Increase
Change in					(Decrease)
Interest Rates	Estimated			NPV	(basis
(basis points) (1)	NPV (2)	Amount	Percent	Ratio (4)	points)
	(Dollars in thousands)
+300	$1,282,594	$(283,832)	-18%	12.26%	-196
+200	$1,466,927	$(99,499)	-6%	13.67%	-55
+100	$1,596,571	$30,144	2%	14.59%	37
—	$1,566,426	—	—	14.22%	—
-100	$1,464,630	$(101,797)	-6%	13.30%	-92
-200	$1,428,344	$(138,082)	-9%	12.90%	-132

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at March 31, 2009, in the event of an increase of 200 basis points in all interest rates, the Association would experience a 6% decrease in NPV. In the event of a 100 basis point decrease in interest rates, the Association would also experience a 6% decrease in NPV.

The following table is based on the calculations contained in the previous table, and sets forth the change in the NPV at a +200 basis point rate of shock at March 31, 2009, with comparative information as of September 30, 2008. By regulation the Association must measure and manage its interest rate risk for an interest rate shock of +/-200 basis points, whichever produces the largest decline in NPV.

	At March 31,	At September 30,
Risk Measure +200 bp Rate Shock	2009	2008
Pre-Shock NPV Ratio	14.22%	14.62%
Post-Shock NPV Ratio	13.67%	11.13%
Sesitivity Measure in basis points	-55	-349

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

Net Interest Income. In addition to NPV calculations, we analyze the Association’s sensitivity to changes in interest rates through our internal net interest income model. Net interest income is the difference between the interest income earned on interest-earning assets, such as loans and securities, and the interest paid on interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what the Association’s net interest income would be for a twelve-month period using OTS Pricing Tables for assumptions such as loan prepayment rates and deposit decay rates, and the Bloomberg forward yield curve for assumptions as to projected interest rates. We then calculate what the net interest income would be for the same period in the event of an instantaneous 200 basis point increase in market interest rates. As of March 31, 2009, we estimated that the Association’s net interest income for the twelve months ending March 31, 2010 would decrease by 17% in the event of an instantaneous 200 basis point increase in market interest rates.

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

On August 8, 2008, the Company appealed the decision of the Eighth District Court of Appeals to the Supreme Court of Ohio which then accepted the appeal on December 3, 2008. The record was then filed with the Ohio Supreme Court on January 2, 2009. The Company filed its Appellant Brief in February 2009 and the Appellee filed its Brief in April 2009. Oral argument is set for June 2, 2009.

As appellate litigation in this case center around procedural issues rather than substantive merit issues, at this time we cannot predict an outcome, favorable or unfavorable, to the Company or estimate the amount or range of any potential loss.

Item 1A.	Risk Factors

The risks set forth below, in addition to the other risks described in this quarterly report, represent material changes from those risk factors previously disclosed the Company’s previous filings with the Securities and Exchange Commission, and may adversely affect our business, financial condition and operating results. In addition to the risks set forth below and the other risks described in this quarterly report, there may also be additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial that could materially and adversely affect our business, financial condition or operating results. As a result, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

The Federal Deposit Insurance Corporation has proposed an emergency assessment on financial institutions, which would decrease our earnings in 2009.

On February 27, 2009, the Federal Deposit Insurance Corporation announced a one-time special assessment of 20 basis points on all insured deposits regardless of the risk or size of the depository institution. This special assessment would be payable by September 30, 2009 based on deposits as of June 30, 2009, and would result in additional non-interest expense of $17.0 million based on our deposits as of March 31, 2009. In addition, the Federal Deposit Insurance Corporation may assess additional special premiums in the future.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table summarizes our stock repurchase activity during the three months ended March 31, 2009 and the stock repurchase plans approved by our Board of Directors.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans
January 1, 2009 through January 31, 2009	6,600	$12.02	6,600	2,193,400
February 1, 2009 through February 28, 2009	1,745,500	11.56	1,745,500	447,900
March 1, 2009 through March 31, 2009	447,900	11.73	447,900	3,300,000

Total	2,200,000	$11.60	2,200,000

1)	On December 15, 2008 the Company announced its third stock repurchase plan of 2,200,000 shares. This repurchase plan commenced immediately and was completed on March 9, 2009.
2)	On March 12, 2009, the Company announced its fourth stock repurchase program which authorizes the repurchase of up to an additional 3,300,000 shares of the Company’s outstanding common stock. Purchases under the program will be subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses of capital, and our financial performance. Repurchased shares will be held as treasury stock and be available for general corporate use. The program has 3,300,000 shares yet to be purchased as of March 31, 2009.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

At the 2009 Annual Meeting of Stockholders, held February 26, 2009, two matters were presented to stockholders. Stockholders elected Anthony J. Asher, Bernard S. Kobak, and Marianne Piterans to three-year terms as directors. Stockholders also ratified the selection of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2009. The votes cast as to each matter are set forth below:

		For	Withhold
Proposal one:
Election of the following directors for terms of three years each:

Anthony J. Asher		302,085,292	1,288,106
Bernard S. Kobak		288,698,825	14,674,573
Marianne Piterans		289,175,797	14,197,601

The following directors had their term of office continue after the meeting:

Marc A. Stefanski
Thomas J. Baird
Robert A. Fiala
James S. Gascoigne
William C. Mulligan
Paul W. Stefanik
Martin J. Cohen
John J. Fitzpatrick

	For	Against	Abstain
Proposal two:
Ratification of Deloitte & Touche LLP as independent registered public accounting firm	302,788,937	285,015	299,446

Item 5.	Other Information

Not applicable

Item 6.

(a)	Exhibits

31.1	Certification of chief executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of chief financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32	Certification of chief executive officer and chief financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TFS Financial Corporation

Dated: May 7, 2009	/s/ Marc A. Stefanski
Marc A. Stefanski
Chairman of the Board, President and Chief Executive Officer

Dated: May 7, 2009	/s/ David S. Huffman
David S. Huffman
Chief Financial Officer