Form 10-Q
period 2009-06-30
TFS Financial CORP
filed 2009-08-07
CIK 1381668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2009

or

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

As of August 3, 2009 there were 308,516,400 shares of the Registrant’s common stock, par value $0.01 per share, outstanding, of which 227,119,132 shares, or 73.62% of the Registrant’s common stock, were held by Third Federal Savings and Loan Association of Cleveland, MHC, the Registrant’s mutual holding company.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

TFS Financial Corporation

PART l – FINANCIAL INFORMATION

Item 1.	Financial Statements

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

(In thousands, except share data)

	June 30, 2009	September 30, 2008
	(unaudited)
ASSETS
Cash and due from banks	$42,701	$57,888
Other interest-bearing cash equivalents	130,079	74,491

Cash and cash equivalents	172,780	132,379

Investment securities:
Available for sale (amortized cost $25,152 and $30,861, respectively)	25,611	31,102
Held to maturity (fair value $630,061 and $820,047, respectively)	619,570	817,750

Total investment securities	645,181	848,852

Mortgage loans held for sale (includes $250,100 measured at fair value at June 30, 2009)	263,168	200,670
Loans held for investment, net:
Mortgage loans	9,373,919	9,259,529
Other loans	7,425	7,599
Deferred loan fees, net	(10,338)	(14,596)
Allowance for loan losses	(55,868)	(43,796)

Loans, net	9,315,138	9,208,736

Mortgage loan servicing assets, net	36,603	41,526
Federal Home Loan Bank stock, at cost	35,620	35,620
Real estate owned	14,859	14,108
Premises, equipment, and software, net	66,504	68,112
Accrued interest receivable	38,813	46,371
Bank owned life insurance contracts	156,196	151,294
Other assets	38,278	38,783

TOTAL ASSETS	$10,783,140	$10,786,451

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$8,497,485	$8,261,101
Borrowed funds	190,158	498,028
Borrowers’ advances for insurance and taxes	21,974	48,439
Principal, interest, and related escrow owed on loans serviced	231,683	80,675
Accrued expenses and other liabilities	65,096	54,556

Total liabilities	9,006,396	8,942,799
Commitments and contingent liabilities
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 332,318,750 shares issued; 308,957,900 and 316,233,550 outstanding at June 30, 2009 and September 30, 2008, respectively	3,323	3,323
Paid-in capital	1,678,141	1,672,953
Treasury Stock, at cost; 23,360,850 shares at June 30, 2009 and 16,085,200 shares at September 30, 2008	(282,368)	(192,662)
Unallocated ESOP shares	(89,250)	(93,545)
Retained earnings—substantially restricted	474,966	462,190
Accumulated other comprehensive loss	(8,068)	(8,607)

Total shareholders’ equity	1,776,744	1,843,652

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,783,140	$10,786,451

See accompanying notes to unaudited interim consolidated financial statements.

TFS Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(In thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2009	2008	2009	2008
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$110,863	$118,645	$347,955	$363,713
Investment securities available for sale	176	388	644	1,448
Investment securities held to maturity	6,374	10,471	23,256	33,436
Federal funds sold	1	1,254	1	14,480
Other interest and dividend earning assets	456	806	1,312	3,047

Total interest and dividend income	117,870	131,564	373,168	416,124

INTEREST EXPENSE:
Deposits	59,032	75,244	197,165	253,772
Borrowed funds	485	19	2,102	19

Total interest expense	59,517	75,263	199,267	253,791

NET INTEREST INCOME	58,353	56,301	173,901	162,333

PROVISION FOR LOAN LOSSES	20,000	18,000	58,000	25,500

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	38,353	38,301	115,901	136,833

NON-INTEREST INCOME:
Fees and service charges, net of amortization	4,233	6,454	15,249	18,871
Mortgage servicing assets recovery (impairment)	3,972	67	(2,596)	32
Net gain on the sale of loans	9,413	828	28,863	3,282
Increase in and death benefits from bank owned life insurance contracts	1,646	1,659	4,917	4,921
Income (loss) on private equity investments	542	1,158	(1,028)	3,173
Other	1,721	1,780	5,176	5,420

Total non-interest income	21,527	11,946	50,581	35,699

NON-INTEREST EXPENSE:
Salaries and employee benefits	20,330	17,931	59,105	54,422
Marketing services	900	3,525	7,952	10,578
Office property, equipment, and software	5,654	4,932	16,536	13,891
Federal insurance premium	9,771	1,964	15,528	3,258
State franchise tax	1,211	1,657	3,988	4,027
Real estate owned expense, net	1,582	2,036	5,787	4,815
Other operating expenses	6,374	7,286	17,890	18,459

Total non-interest expense	45,822	39,331	126,786	109,450

INCOME BEFORE INCOME TAXES	14,058	10,916	39,696	63,082

INCOME TAX EXPENSE	4,022	4,126	12,411	22,653

NET INCOME	$10,036	$6,790	$27,285	$40,429

Earnings per share - basic and fully diluted	$0.03	$0.02	$0.09	$0.13

Weighted average shares outstanding
Basic	300,245,981	320,510,396	301,741,110	321,795,514
Diluted	300,638,781	320,510,396	302,103,263	321,795,514

See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

Nine Months Ended June 30, 2009 and 2008

(In thousands, except share and per share data)

						Accumulated other comprehensive income (loss)
	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Unrealized gains/(losses) on securities	Pension obligation	Total shareholders’ equity
Balance at September 30, 2007	$3,323	1,668,215	—	(100,597)	421,503	(223)	(6,020)	$1,986,201
Comprehensive Income:
Net income	—	—	—	—	40,429	—	—	40,429
Change in unrealized losses on securities available for sale	—	—	—	—	—	291	—	291
Change in pension obligation	—	—	—	—	—	—	183	183

Total comprehensive income								40,903
Purchase of treasury stock (5,683,000 shares)			(69,316)					(69,316)
ESOP shares allocated or committed to be released	—	1,208	—	5,465	—	—	—	6,673
Dividends paid to common shareholders ($0.10 per common share)	—	—	—	—	(9,466)	—	—	(9,466)

Balance at June 30, 2008	$3,323	1,669,423	(69,316)	(95,132)	452,466	68	(5,837)	$1,954,995

Balance at September 30, 2008	$3,323	1,672,953	(192,662)	(93,545)	462,190	157	(8,764)	$1,843,652
Comprehensive Income:
Net income	—	—	—	—	27,285	—	—	27,285
Change in unrealized gains on securities available for sale	—	—	—	—	—	142		142
Change in pension obligation	—	—	—	—	—	—	397	397

Total comprehensive income								27,824
Purchase of treasury stock (7,325,650 shares)	—	—	(90,305)	—	—	—	—	(90,305)
ESOP shares allocated or committed to be released	—	941	—	4,295	—	—	—	5,236
Compensation costs for stock-based plans	—	4,717	—	—	—	—	—	4,717
Tax effect from stock-based compensation		117
Treasury stock allocated to restricted stock plan	—	(587)	599	—	(12)	—	—	—
Dividends paid to common shareholders ($0.19 per common share)	—	—	—	—	(14,497)	—	—	(14,497)

Balance at June 30, 2009	$3,323	1,678,141	(282,368)	(89,250)	474,966	299	(8,367)	$1,776,627

See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	For the Nine Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27,285	$40,429
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation plans	10,070	6,673
Depreciation and amortization	15,568	6,819
Mortgage servicing asset impairment (recovery)	2,596	(32)
Provision for loan losses	58,000	25,500
Net gains on the sale of loans	(28,863)	(3,282)
Other net losses	10,927	8,324
Principal repayments on and proceeds from sales of loans held for sale and mortgage-backed securities	589,160	333,415
Loans originated for sale	(649,030)	(288,131)
Increase in and death benefits for bank owned life insurance contracts	(4,920)	(4,915)
Net decrease (increase) in interest receivable and other assets	5,030	(1,654)
Net increase in accrued expenses and other liabilities	10,309	98,150
Other	1,278	(3,898)

Net cash provided by operating activities	47,410	217,398

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans originated	(3,440,703)	(2,252,575)
Principal repayments on loans	2,178,780	1,032,115
Proceeds from sales, principal repayments and maturities of:
Securities available for sale	6,655	26,208
Securities held to maturity	198,157	188,059
Proceeds from sale of:
Loans and mortgage-backed securities	1,096,057	343,815
Real estate owned	9,336	7,601
Purchases of:
Securities available for sale	(949)	(1,275)
Securities held to maturity	—	(229,544)
Premises and equipment	(3,815)	(2,994)
Other	411	3,751

Net cash provided by (used in) investing activities	43,929	(884,839)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	236,384	(40,853)
Net decrease in borrowers’ advances for insurance and taxes	(26,465)	(19,946)
Net increase (decrease) in principal and interest owed on loans serviced	151,008	(15,965)
Net increase (decrease) in short-term borrowed funds	(377,870)	93,007
Net increase in long-term borrowed funds	70,000	—
Purchase of treasury shares	(89,498)	(69,316)
Dividends paid to common shareholders	(14,497)	(9,466)

Net cash used in financing activities	(50,938)	(62,539)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	40,401	(729,980)
CASH AND CASH EQUIVALENTS—Beginning of period	132,379	829,715

CASH AND CASH EQUIVALENTS—End of period	$172,780	$99,735

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest on deposits	$198,135	$255,083
Cash paid for interest on borrowed funds	1,971	7
Cash paid for income taxes	14,900	25,000
SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Loans exchanged for mortgage-backed securities	1,131,522	679,608
Transfer of loans to real estate owned	20,935	18,860

See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands unless otherwise indicated)

1. BASIS OF PRESENTATION

TFS Financial Corporation (the Holding Company), a federally chartered stock holding company, conducts its principal activities through its wholly owned subsidiaries. The principal line of business of TFS Financial Corporation and its subsidiaries (collectively, TFS Financial or the Company) is retail consumer banking, including mortgage lending, deposit gathering, and other insignificant financial services. On June 30, 2009, approximately 74% of the Holding Company’s outstanding shares were owned by a federally chartered mutual holding company, Third Federal Savings and Loan Association of Cleveland, MHC (Third Federal Savings, MHC). The thrift subsidiary of TFS Financial is Third Federal Savings and Loan Association of Cleveland (the Association).

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

The unaudited interim consolidated financial statements were prepared without an audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial condition of TFS Financial at June 30, 2009, and its results of operations and cash flows for the periods presented. In accordance with Regulation S-X for interim financial information, these statements do not include certain information and footnote disclosures required for complete audited financial statements. The Holding Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 contains consolidated financial statements and related notes, which should be read in conjunction with the accompanying interim consolidated financial statements. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2009. We have evaluated subsequent events for potential recognition and/or disclosure through August 7, 2009, the date the consolidated financial statements were issued.

2. EARNINGS PER SHARE

The following is a summary of our earnings per share calculations.

	For the Three Months ended June 30,
	2009			2008
	Income	Shares	Per share amount	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$10,036			$6,790

Basic earnings per share:
Income available to common shareholders	$10,036	300,245,981	$0.03	$6,790	320,510,396	$0.02

Effect of dilutive potential common shares	—	392,800		—	—

Diluted earnings per share:
Income available to common shareholders	$10,036	300,638,781	$0.03	$6,790	320,510,396	$0.02

	For the Nine Months ended June 30,
	2009			2008
	Income	Shares	Per share amount	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$27,285			$40,429

Basic earnings per share:
Income available to common shareholders	$27,285	301,741,110	$0.09	$40,429	321,795,514	$0.13

Effect of dilutive potential common shares	—	362,153		—	—

Diluted earnings per share:
Income available to common shareholders	$27,285	302,103,263	$0.09	$40,429	321,795,514	$0.13

Earnings per share is computed by dividing the income available to common shareholders by the weighted average number of shares outstanding for the period. Outstanding shares include shares held by Third Federal Savings, MHC, shares held by the Third Federal Foundation, shares held by the Employee Stock Ownership Plan (ESOP), stock options and restricted stock units with a dilutive impact granted under the Company’s 2008 Equity Incentive Plan and shares held by the public, except that shares held by the ESOP that have not been allocated to participants or committed to be released for allocation to participants are excluded from the computations.

During the nine months ended June 30, 2009, unvested options to purchase 4,608,175 shares were outstanding; however, these shares were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. There were no options to purchase shares outstanding during the nine months ended June 30, 2008.

3. INVESTMENT SECURITIES

Investments available for sale are summarized as follows:

	June 30, 2009
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. government and agency obligations	$8,999	$387	$—	$9,386
Real estate mortgage investment conduits (REMICs)	7,310	73	(1)	7,382
Other	8,843	—	—	8,843

Total	$25,152	$460	$(1)	$25,611

	September 30, 2008
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. government and agency obligations	$8,997	$216	$—	$9,213
Fannie Mae certificates	483	—	(5)	478
REMICs	13,488	49	(19)	13,518
Other	7,893	—	—	7,893

Total	$30,861	$265	$(24)	$31,102

Investments held to maturity are summarized as follows:

	June 30, 2009
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Freddie Mac certificates	$8,071	$341	$—	$8,412
Ginnie Mae certificates	7,456	323	—	7,779
REMICs	593,290	10,592	(1,383)	602,499
Fannie Mae certificates	10,753	618	—	11,371

Total	$619,570	$11,874	$(1,383)	$630,061

	September 30, 2008
	Amortized Cost	Gross Unrealized		Fair Value

		Gains	Losses
Freddie Mac certificates	$9,826	$36	$—	$9,862
Ginnie Mae certificates	8,366	116	(1)	8,481
REMICs	787,699	7,582	(5,719)	789,562
Fannie Mae certificates	11,859	326	(43)	12,142

Total	$817,750	$8,060	$(5,763)	$820,047

4. LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans held for investment consist of the following:

	June 30, 2009	September 30, 2008
Real estate loans:
Residential non-Home Today	$6,071,964	$6,399,492
Residential Home Today	295,354	303,153
Equity loans and lines of credit	2,951,295	2,488,054
Construction	89,861	115,323

Real estate loans	9,408,474	9,306,022
Consumer loans:
Auto	130	1,044
Loans on savings	5,456	6,071
Other	1,839	484

Consumer loans	7,425	7,599
Less:
Deferred loan fees—net	(10,338)	(14,596)
Loans-in-process	(34,555)	(46,493)
Allowance for loan losses	(55,868)	(43,796)

Loans held for investment, net	$9,315,138	$9,208,736

Home Today is an affordable housing program targeted to benefit low- and moderate-income home buyers who prior to March 27, 2009 would not otherwise qualify for our loan products, generally because of low credit scores. We do not offer, and have not offered, loan products frequently considered to be designed to target sub-prime borrowers containing features such as higher fees or higher rates, interest only or negative amortization, or low initial payment features with adjustable interest rates. Although the credit profiles of borrowers in the Home Today program prior to March 27, 2009 might be described as sub-prime, Home Today loans generally contain the same features as loans offered to our non-Home Today borrowers. Borrowers in the Home Today program must complete financial management education and counseling and must be referred to the Association by a sponsoring organization with which the Association has partnered as part of the program. Borrowers must also meet a minimum credit score threshold. Because prior to March 27, 2009 the Association applied less stringent underwriting and credit standards to these loans, loans originated under the Home Today program prior to March 27, 2009 have greater credit risk than its traditional residential real estate mortgage loans. Effective March 27, 2009, the Home Today underwriting guidelines are substantially the same as our traditional first mortgage product.

Activity in the allowance for loan losses is summarized as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Balance—beginning of period	$59,717	$28,126	$43,796	$25,111
Provision charged to income	20,000	18,000	58,000	25,500
Charge-offs	(23,973)	(3,925)	(46,129)	(8,623)
Recoveries	124	38	201	251

Balance—end of period	$55,868	$42,239	$55,868	$42,239

We assess the allowance for loan losses on a quarterly basis and make provisions for loan losses in order to maintain the allowance at a level we feel is sufficient to absorb credit losses in the portfolio. In light of the recent housing market deterioration, the further unfavorable trending of our delinquency statistics and the current instability in employment and economic prospects, beginning in June 2008 and at each quarter end thereafter, we have conducted an expanded loan level evaluation of our equity lines of credit which were delinquent 90 days or more and residential real estate loans and equity loans which were delinquent 180 days or more. This expanded evaluation supplemented, and was in addition to, our traditional evaluation procedures. Previously, these loans were part of large groups of homogenous loans which were collectively evaluated by portfolio for impairment in accordance with U.S. GAAP. Loans are charged off when we accept less than full payment as satisfaction for a loan; a foreclosure action is completed and the fair value of the collateral received is insufficient to satisfy the loan; management concludes the costs of foreclosure exceed the potential recovery; or, in the case of equity loans and lines of credit, management determines the collateral is not sufficient to satisfy the loan. As delinquencies in our portfolio identified in 2008 have been resolved, we have experienced an increase in net charge-offs that have been applied against the allowance. We expect that, as current delinquencies in our portfolio are resolved, net charge-offs will continue to increase.

In addition to loans separately evaluated for impairment based on delinquency status, loans identified by management as having significant weaknesses, such that a loss is probable, are also separately evaluated for impairment. A specific reserve is recorded to adjust each loan to its fair value based on the underlying collateral or the present value of expected future cash flows, as appropriate. The valuation is based on the fair value of the collateral when it is probable that repayment will not come from the borrower but from liquidation of the collateral, including but not limited to foreclosure and repossession. The average recorded investment in impaired loans, including those loans whose terms have been modified in troubled debt restructurings, was $171,080 and $7,167 for the three months ended June 30, 2009 and 2008, respectively, and $150,249 and $7,124 for the nine months ended June 30, 2009 and 2008, respectively. Interest income recognized on these loans during the time within the period that the loans were impaired was $158 for the three months ended June 30, 2009, not materially different for the nine months ended June 30, 2009 and immaterial for the three-month and nine-month periods ended June 30, 2008. The recorded balance of impaired loans, including those whose terms have been modified in troubled debt restructurings, is summarized as follows:

	June 30, 2009	September 30, 2008
With specific reserves assigned to the loan balance	$95,470	$73,176
With no specific reserves assigned to the loan balance	88,981	42,870

Total	$184,451	$116,046

Allowance for loan losses on impaired loans	$23,760	$22,804

5. DEPOSITS

Deposit account balances are summarized as follows:

	June 30, 2009	September 30, 2008
Negotiable order of withdrawal accounts	$1,035,240	$1,124,572
Savings accounts	1,148,689	1,190,698
Certificates of deposit	6,309,860	5,941,166

	8,493,789	8,256,436
Accrued interest	3,696	4,665

Total deposits	$8,497,485	$8,261,101

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

The components of net periodic benefit cost recognized in the statements of income are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Service cost	$803	$948	$2,410	$3,049
Interest cost	862	755	2,587	2,161
Expected return on plan assets	(723)	(808)	(2,169)	(2,174)
Amortization of net loss	219	108	657	837
Amortization of prior service cost	(15)	(16)	(46)	(46)

Net periodic benefit cost	$1,146	$987	$3,439	$3,827

Minimum employer contributions paid through June 30, 2009 were $1,601. No minimum employer contributions are expected during the remainder of the fiscal year.

8. EQUITY INCENTIVE PLAN

During the nine months ended June 30, 2009, the Company recorded $4,717 of stock-based compensation expense, comprised of stock option expense of $1,641 and restricted stock unit expense of $3,076. The Company had no stock-based compensation expense during the nine months ended June 30, 2008.

During the nine months ended June 30, 2009, 499,600 options with an exercise price of $11.96 per share and a grant date fair value of $2.37 per share were granted. At June 30, 2009, 4,608,175 shares were subject to options, with a weighted average exercise price of $11.76 per share and a weighted average grant date fair value of $3.02 per share. Expected future expense related to the 4,608,175 non-vested options outstanding as of June 30, 2009 is $11,409 over a weighted average of

5.43 years. At June 30, 2009, 1,791,150 restricted stock units, with a weighted average grant date fair value of $11.75 per unit are unvested. Expected future compensation expense relating to the 1,791,150 restricted stock units outstanding as of June 30, 2009 is $15,622 over a weighted average period of 6.1 years. Each unit is equivalent to one share of common stock.

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

At June 30, 2009, the Company had commitments to originate loans as follows:

Fixed-rate mortgage loans	$371,842
Adjustable-rate mortgage loans	8,871
Equity loans and lines of credit including bridge loans	62,503

Total	$443,216

At June 30, 2009, the Company had unfunded commitments outstanding as follows:

Equity lines of credit	$2,383,731
Construction loans	34,555
Private equity investments	13,913

Total	$2,432,199

The Company provides mortgage reinsurance on certain mortgage loans in its own portfolio, including Home Today loans and loans in its servicing portfolio, through contracts with two primary mortgage insurance companies. Under these contracts, the Company absorbs mortgage insurance losses in excess of a specified percentage of the principal balance of a given pool of loans, subject to a contractual limit, in exchange for a portion of the pools’ mortgage insurance premiums. At June 30, 2009, the maximum losses under the reinsurance contracts were limited to $16,630. The Company has incurred $213 of losses under these reinsurance contracts and has provided a liability for the remaining estimated losses totaling $5,705 as of June 30, 2009. Management believes it has made adequate provision for estimated losses. Based upon notice from our two primary mortgage insurance companies, no new contracts are being added to the Company’s risk exposure. Our insurance partners will retain all new mortgage insurance premiums and all new risk.

At June 30, 2009, the Company had $250,000 in commitments to securitize and sell mortgages.

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

On August 8, 2008, the Company appealed the decision of the Eighth District Court of Appeals to the Supreme Court of Ohio, which accepted the appeal on December 3, 2008. The record was then filed with the Ohio Supreme Court on January 2, 2009. The Company filed its Appellant Brief in February 2009 and the Appellee filed its Brief in April 2009. Oral argument was held on June 2, 2009. As of June 30, 2009, the Court has not yet issued a ruling. See Note 13. Subsequent Event.

10. FAIR VALUE

On October 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157), and Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159), except that, pursuant to Financial Accounting Standards Board (FASB) Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, the Company has not yet applied the provisions of SFAS 157 to its non-financial assets, such as goodwill, real estate owned, and other non-financial assets measured at fair value on a non-recurring basis. The Company will adopt the provisions of SFAS 157 for those items to which the deferral applies effective October 1, 2009 and does not expect the adoption to have a material impact on its consolidated results of operations or financial position.

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

At June 30, 2009, loans held for sale subject to pending securitization contracts had a fair value of $250,100 and an aggregate outstanding principal balance of $250,000. For the three months and nine months ended June 30, 2009, respectively, net gain on the sale of loans includes $(2,698) and $44 of net gains (losses) related to changes in the fair value of loans held for sale subject to pending securitization contracts that are fully offset by equal amounts of gains or losses on the derivative securitization contracts. Net gain on the sale of loans for both the three-month and nine-month periods ended June 30, 2009 includes $1,526 of expected gains on these loans that would have been recorded at the time of contract settlement, in the subsequent quarter, had the fair value election not been made. Interest income on mortgage loans held for sale is recorded in interest income on loans. Mortgage loans held for sale not included in securitization contracts continue to be recorded at the lower of cost or fair value. At June 30, 2009, these loans were reported at cost, a total of $13,068.

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

Loans Held for Investment - Loans held for investment are only subject to a fair value measurement under US GAAP when they are individually evaluated for impairment and that impairment is measured using the observable market price of the loan or the fair value of the collateral as permitted under SFAS 114, Accounting by Creditors for Impairment of a Loan. Loans held for investment that have been restructured in troubled debt restructurings are individually evaluated for impairment under SFAS 114 using the present value of future cash flows based on the loan’s effective rate, which is not a fair value measurement. Impairment is measured based on the fair value of the collateral for loans the Company considers to be collateral-dependent due to a delinquency status or other adverse condition severe enough to indicate that the borrower is unable to be relied upon as the continued source of repayment. The fair value of a collateral-dependent loan is based on a recent property valuation adjusted for estimated costs to sell. Property valuations are obtained from various sources, including automated valuation models, drive-by exterior appraisals, and broker price opinions. A valuation allowance is recorded by a charge to income for the excess of the carrying amount over fair value. When the fair value exceeds a loan’s carrying amount, the carrying amount is considered to approximate the fair value of that loan to the Company because contractually that is the maximum recovery the Company can expect. Loans individually evaluated for impairment based on the fair value of the collateral are included in Level 2 of the hierarchy with assets measured at fair value on a non-recurring basis.

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

Assets and liabilities carried at fair value on a recurring basis on the Consolidated Statement of Condition as of June 30, 2009 are summarized below.

	June 30, 2009	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment securities available for sale	$25,611	$8,843	$16,768	$—
Mortgage loans held for sale	250,100	—	250,100	—
Derivatives	68	—	—	68

Total	$275,779	$8,843	$266,868	$68

Liabilities
Derivatives	$44	$—	$44	$—

Total	$44	$—	$44	$—

At June 30, 2009 and September 30, 2008, respectively, derivatives classified within Level 3 of the hierarchy were $68 and $(9), with a net gain of $77 recorded in other income for the nine-month period ended June 30, 2009. This resulted in a $77 increase to net assets for the nine-month period ended June 30, 2009.

Summarized in the table below are those assets measured at fair value on a nonrecurring basis. This includes certain stratum of mortgage loan servicing assets which were found to have a fair value below amortized cost at the reporting date.

	June 30, 2009	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Loans held for investment, net	$134,753	$—	$134,753	$—
Mortgage loan servicing assets	28,888	—	—	28,888

Total	$163,641	$—	$134,753	$28,888

The following table presents estimated fair value of the Company’s financial instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	At June 30, 2009
	Carrying Amount	Estimated Fair Value
Assets:
Cash on hand and in banks	$42,701	$42,701
Interest bearing deposits at other financial institutions	130,079	130,079
Investment securities:
Available for sale	25,611	25,611
Held to maturity	619,570	630,061
Mortgage loans held for sale	263,168	263,391
Loans-net:
Mortgage loans held for investment	9,307,713	9,488,419
Other loans	7,425	8,518
Federal Home Loan Bank stock	35,620	35,620
Private equity investments	4,780	4,780
Accrued interest receivable	38,813	38,813
Derivatives	68	68
Liabilities:
NOW and passbook accounts	$2,183,929	$2,183,929
Certificates of deposit	6,313,556	6,474,334
Borrowed funds	190,158	188,744
Borrowers’ advances for taxes and insurance	21,974	21,974
Principal and interest owed on loans serviced	231,683	231,683
Derivatives	44	44

Cash and Due from Banks, Interest Bearing Deposits at Other Financial Institutions and Federal Funds Sold—The carrying amount is a reasonable estimate of fair value.

Investment and Mortgage-Backed Securities—Estimated fair value for investment and mortgage-backed securities is based on quoted market prices, when available. If quoted prices are not available, fair value estimates are obtained from third- party independent nationally recognized pricing services using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows.

Mortgage Loans Held for Sale—Fair value of mortgage loans held for sale is estimated based on quoted secondary market pricing for loan portfolios with similar characteristics.

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

Private Equity Investments—Private equity investments are initially valued based upon transaction price. The carrying values are adjusted to reflect expected exit values. These investments are included in Other assets in the accompanying statements of condition at fair value.

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

Off-Balance-Sheet Lending Commitments—Fair values for off-balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standings. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of undisbursed lines of credit is based on fees currently charged for similar agreements or on estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. The carrying amount and fair value of off-balance sheet instruments is not material as of June 30, 2009.

11. DERIVATIVE INSTRUMENTS

The Company enters into forward commitments for the sale of mortgage loans principally to protect against the risk of adverse interest rate movements on net income. The Company recognizes the fair value of the contracts when the characteristics of those contracts meet the definition of a derivative. These derivatives are not designated in a hedging relationship; therefore, gains and losses are recognized immediately in the statement of income. In addition, the Company enters into commitments to originate loans, which when funded, will be classified as held for sale. Such commitments meet the definition of a derivative and are not designated in a hedging relationship; therefore, gains and losses are recognized immediately in the statement of income. The Company had no derivatives designated as hedging instruments under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), at June 30, 2009 or September 30, 2008.

The following table provides the location within the Consolidated Statements of Condition and fair values for derivatives not designated as hedging instruments under SFAS 133.

	Asset Derivatives
	At June 30, 2009		At September 30, 2008
	Location	Fair Value	Location	Fair Value
Interest rate lock commitments	Other Assets	$68	Other Assets	$—
Forward commitments for the sale of mortgage loans	Other Assets	—	Other Assets	1,195

Total		$68		$1,195

	Liability Derivatives
	At June 30, 2009		At September 30, 2008
	Location	Fair Value	Location	Fair Value
Interest rate lock commitments	Other Liabilities	$—	Other Liabilities	$9
Forward commitments for the sale of mortgage loans	Other Liabilities	44	Other Liabilities	—

Total		$44		$9

The following table summarizes the effect of derivative instruments not designated as hedging instruments under SFAS 133 on the Consolidated Statements of Income.

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended June 30,		Nine Months Ended June 30,
	Location of Gain or (Loss) Recognized in Income	2009	2008	2009	2008
Interest rate lock commitments	Other income	$(63)	$(24)	$77	$79
Forward commitments for the sale of mortgage loans	Net gain on the sale of loans	2,698	—	(44)	—

Total		$2,635	$(24)	$33	$79

12. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification™ (the Codification) and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (SFAS 168). SFAS 168 establishes the Codification as the single source of authoritative generally accepted accounting principles (GAAP) in the United States except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for financial statements issued for periods ending after September 15, 2009. The Company will adopt the provisions of SFAS 168 for the period ending September 30, 2009 and does not expect the adoption to have a material effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167). SFAS 167 amends the consolidation guidance applicable to variable interest entities (VIEs) by, among other things, modifying the approach used to evaluate whether an entity is a VIE and which interest holder is the VIE’s primary beneficiary, requiring continual reconsideration of an entity’s consolidation conclusions, and adding disclosure requirements about an enterprise’s involvements with VIEs. SFAS 167 is effective at the beginning of an entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The company is currently evaluating the effect of adopting SFAS 167 on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140 (SFAS 166). SFAS 166 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The statement requires additional disclosures intended to provide greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company does not expect the adoption of SFAS 166 to have a material effect on its consolidated financial statements.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (SFAS 165). SFAS 165 establishes general standards of accounting and disclosure for subsequent events, those events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 defines the period during which management shall evaluate events or transactions for potential recognition or disclosure in the financial statements and the circumstances under which an entity shall recognize or disclose subsequent events in the financial statements. Additionally, entities are required to disclose the date through which it has evaluated subsequent events and the basis for determining that date. The Company adopted the provisions of SFAS 165 for the reporting period ending June 30, 2009. The adoption did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued three FASB Staff Positions which provide additional guidance and enhance disclosures regarding fair value measurements and impairments of securities, FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1), FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2), and FASB Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4). FSP FAS 107-1 and APB 28-1 require that the fair value of all financial instruments be disclosed in both interim and annual reporting periods. FSP FAS 115-2 and FAS 124-2 modify the criteria used to assess other-than-temporary impairment (OTTI) of debt securities and collectability of cash flows, bifurcate the recognition of OTTI between earnings and other comprehensive income, and require expanded and more frequent disclosures about OTTI. FSP FAS 157-4 permits adjustments to estimated fair values of assets and liabilities when, due to a significant decrease in the volume and level of market activity or evidence that a market is not orderly, the valuation technique used does not fairly represent the price at which willing market participants would transact at the measurement date under current market conditions. In addition, FSP FAS 157-4 requires disclosures about inputs and valuation techniques used to measure fair values for both interim and annual reporting periods. The Company adopted these three staff positions for the reporting period ending June 30, 2009; the adoption did not have a material effect on the Company’s consolidated financial statements.

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

In June 2008, the FASB issued FASB Staff Position No. Emerging Issue Task Force (EITF) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1). FSP EITF 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities, and; therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those periods. The Company does not expect the adoption of FSP EITF 03-6-1 to have a material effect on its consolidated financial statements.

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

13. SUBSEQUENT EVENT

In regard to the class action lawsuit referred to in Note 9. COMMITMENTS AND CONTINGENCIES; On July 23, 2009, the Ohio Supreme Court reversed the appellate court’s decision and reinstated the trial court’s order granting the Company’s Motion for Judgment on the Pleadings which held that the Plaintiff, Greenspan, has no private right of action. The favorable decision to the Company on this matter is final.

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

These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following important factors that could affect the actual outcome of future events:

•	significantly increased competition among depository and other financial institutions;

•	inflation and changes in the interest rate environment that reduce our interest margins or reduce the fair value of financial instruments;

•	general economic conditions, either nationally or in our market areas, that are worse than expected;

•	decreased demand for our products and services and lower revenue and earnings because of a recession;

•	adverse changes and volatility in the securities markets;

•	adverse changes and volatility in credit markets;

•	legislative or regulatory changes that adversely affect our business;

•	our ability to enter new markets successfully and take advantage of growth opportunities, and the possible short-term dilutive effect of potential acquisitions or de novo branches, if any;

•	changes in consumer spending, borrowing and savings habits;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board and the Public Company Accounting Oversight Board;

•	future adverse developments concerning Fannie Mae, Freddie Mac or the Federal Home Loan Bank of Cincinnati;

•	changes in monetary and fiscal policy of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board;

•	changes in policy and/or assessment rates of taxing authorities that adversely affect us;

•	changes in policy and/or assessment rates of the Federal Deposit Insurance Corporation;

•	inability of third-party providers to perform their obligations to us;

•	changes in our organization, compensation and benefit plans; and

•	the strength or weakness of the real estate markets and of the consumer and commercial credit sectors and its impact on the credit quality of our loans and other assets.

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

The financial services industry continues to suffer high volatility and adverse financial conditions. High unemployment, the after-effects of widespread sub-prime mortgage lending, current residential real estate values, illiquid capital and credit markets, and a general lack of confidence in the economy, particularly the financial service sector as a result of recent bank failures, present challenges for us.

Management believes that the following matters are those most critical to our success: (1) controlling our interest rate risk exposure; (2) monitoring and limiting our credit risk; (3) maintaining access to adequate liquidity and alternative funding sources; and (4) monitoring and controlling operating expenses.

Controlling Our Interest Rate Risk Exposure. Although followers of today’s economic environment are intensely focused on housing and credit issues, historically our greatest risk has been interest rate risk exposure. When we hold long-term, fixed-rate assets, funded by liabilities with shorter repricing characteristics, we are exposed to potentially adverse impact from rising interest rates. Generally, and particularly over extended periods of time that encompass full economic cycles, interest rates associated with longer terms have been higher than interest rates associated with shorter terms. This difference has been an important component of our net interest income and is fundamental to our operations. We manage the risk of holding long-term, fixed-rate mortgage assets by moderating the attractiveness of our loan offerings, thereby controlling the level of additions (new originations) to our portfolio, and by periodically selling long-term, fixed-rate mortgage loans in the secondary market to reduce the amount of those assets held in our portfolio. During the quarter and nine-month periods ended June 30, 2009, we sold $466.0 million and $1.68 billion, respectively, of long-term, fixed-rate mortgage loans compared to $233.5 million and $379.6 million, during the same periods ended June 30, 2008. At June 30, 2009, we retained approximately $5.85 billion of long-term, fixed-rate mortgage loans in our mortgage loans held for investment portfolio. While there is no current evidence to indicate that interest rate increases are imminent, should a rapid and substantial increase occur in general market interest rates, it is probable that prospectively, the level of our net interest income would be adversely impacted.

Monitoring and Limiting Our Credit Risk. While, historically, we have been successful in limiting our credit risk exposure by generally imposing high credit standards with respect to lending, the recent confluence of dramatically unfavorable regional and macro-economic events, coupled with our expanded participation in the second lien mortgage lending markets, has significantly refocused our attention to credit risk. In response to the evolving economic landscape, we have continuously revised and updated our quarterly analysis and evaluation procedures for each category of our lending with the objective of identifying and recognizing all appropriate credit impairments. At June 30, 2009, more than 87% of our assets consisted of residential real estate loans and equity loans and lines of credit, the overwhelming majority of which were originated to borrowers in the states of Ohio and Florida. Our analytic procedures and evaluations include specific reviews of all equity lines of credit that become 90 or more days past due as well as specific reviews of all first mortgage loans and equity loans that become 180 or more days past due.

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

One aspect of our credit risk concern relates to the high percentage of our loans that are secured by residential real estate in the states of Ohio and Florida, particularly in light of the highly publicized difficulties that have arisen with respect to the real estate markets in those states. At June 30, 2009, approximately 77.8% and 20.0% of our residential, non-Home Today and construction loans were secured by properties in Ohio and Florida, respectively. Our 30 or more days delinquency ratios on those loans in Ohio and Florida at June 30, 2009 were 1.9% and 3.2%, respectively, compared to 2.1% for the non-Home Today portfolio as a whole. Also, at June 30, 2009, approximately 39.9% and 28.0% of our equity loans and lines of credit were secured by properties in Ohio and Florida, respectively. Our 30 days or more delinquency ratios on those loans in Ohio and Florida at June 30, 2009 were 2.5% and 3.8%, respectively, compared to 2.8% for the equity loans and lines of credit portfolio as a whole. While we focus our attention and are concerned with respect to the resolution of all loan delinquencies, as these ratios illustrate, our highest concern is centered on loans that are secured by properties in Florida. The “Allowance for Loan Losses” portion of the “Critical Accounting Policies” section that immediately follows this Overview provides additional details regarding our loan portfolio composition, delinquency statistics, our methodology in evaluating our loan loss provisions and the adequacy of our allowance for loan losses. Information presented in that section generally indicates that across our portfolio, delinquency amounts and ratios will continue to increase. Recent announcements regarding massive layoffs in the automotive sector are likely to affect our Ohio borrowers, and Florida housing values continue to remain depressed due to prior overbuilding and speculation, which is now resulting in considerable inventory on the market, both of which are likely to increase delinquencies. Such increases are indicative of additional credit risk, and in response to these increases we have continued to provide more loan loss provisions. For the nine months ended June 30, 2009 our provision for loan losses was $58.0 million compared to $25.5 million for the nine months ended June 30, 2008 and $31.5 million for the nine months ended September 30, 2008. Similarly, our allowance for loan losses has increased from $42.2 million, or 0.47% of loans, at June 30, 2008 to $43.8 million, or 0.47% of loans, at September 30, 2008 and to $55.9 million, or 0.59% of loans, at June 30, 2009.

Our residential Home Today loans are another area of credit risk concern. Although these loans total $295.4 million at June 30, 2009 and comprise only 3.1% of our total loan portfolio balance, they comprise 32.0% of our total delinquencies and 33.0% of our 90 days or greater delinquencies. At June 30, 2009, approximately 96.0% and 3.8% of our residential, Home Today loans were secured by properties in Ohio and Florida, respectively. Our 30 days or more delinquency ratios on those loans in Ohio and Florida at June 30, 2009 were 35.0% and 29.2% respectively. The disparity between the portfolio composition ratio and delinquency ratio reflects the nature of the Home Today loans. Prior to March 27, 2009 these loans were made to customers who, generally because of poor credit scores, would not have otherwise qualified for our loan products. We do not offer, and have not offered, loan products frequently considered to be designed to target sub-prime borrowers containing features such as higher fees or higher rates, interest only or negative amortization, or low initial payment features with adjustable interest rates. Our Home Today loan products, which prior to March 27, 2009 were made to borrowers whose credit profiles might be described as sub-prime, generally contain the same features as loans offered to our non-Home Today borrowers. The overriding objective of our Home Today lending, just as it is with our non-Home Today lending, is to create successful homeowners. We have attempted to manage our Home Today credit risk by requiring that borrowers attend pre- and post-borrowing financial management education and counseling and that the borrowers be referred to us by a sponsoring organization with which we have partnered. Further, to manage the credit aspect of these loans, inasmuch as the majority of these buyers do not have sufficient funds for downpayments, most loans include private mortgage insurance. At June 30, 2009, 57.6% of Home Today loans include private mortgage insurance coverage. From a peak balance of $308.3 million at December 31, 2007, the total balance of the Home Today portfolio has slowly, but steadily, declined to $295.4 million at June 30, 2009. This trend generally reflects the evolving conditions in the mortgage real estate market and the tightening of standards imposed by issuers of private mortgage insurance. As part of our effort to manage credit risk, effective March 27, 2009, the Home Today underwriting guidelines are substantially the same as our traditional mortgage product. Inasmuch as most potential Home Today customers do not have sufficient funds for downpayments, the lack of available private mortgage insurance restricts our ability to extend credit. Unless and until lending standards and private mortgage insurance requirements loosen, we expect the Home Today portfolio to continue to decline in balance.

Maintaining Access to Adequate Liquidity and Alternative Funding Sources. For most insured depositories, customer and community confidence are critical to their ability to maintain access to adequate liquidity and to conduct business in an orderly fashion. The Company believes that maintaining high levels of capital is one of the most important factors in nurturing customer and community confidence. Accordingly, we have managed the pace of our growth in a manner that reflects our emphasis on high capital levels. At June 30, 2009, the Associations’s ratio of core capital to adjusted tangible assets (a basic industry measure under which 5.00% is deemed to represent a “well capitalized” status) was 12.37%. We expect to continue to maintain a high capital ratio.

In managing its level of liquidity, the Company monitors available funding sources, which include attracting new deposits, borrowing from others, the conversion of assets to cash and the generation of funds through profitable operations. The Company has traditionally relied on retail deposits as its primary means in meeting its funding needs. At June 30, 2009, deposits totaled $8.50 billion, while borrowings totaled $190.2 million and borrowers’ advances and servicing escrows totaled $253.7 million, combined. In evaluating funding sources, we consider many factors, including cost, duration, current availability, expected sustainability, impact on operations and capital levels.

To attract deposits, we offer our customers attractive rates of return on our deposit products. Our deposit products typically offer rates that are highly competitive with the rates on similar products offered by other financial institutions. We intend to continue this practice.

We preserve the availability of alternative funding sources through various mechanisms. First, by maintaining high capital levels, we retain the flexibility to increase our balance sheet size without jeopardizing our capital adequacy. Effectively, this permits us to increase the rates that we offer on our deposit products thereby attracting more potential customers. Second, we pledge available real estate mortgage loans and investment securities with the Federal Home Bank of Cincinnati (FHLB) and the Federal Reserve Bank of Cleveland (Federal Reserve). At June 30, 2009, these collateral pledges support arrangements with the FHLB that provide for additional borrowing capacity of up to $1.81 billion (provided an additional investment in FHLB capital stock of up to $36.3 million is made) and up to $411.4 million at the Federal Reserve. Third, we invest in high quality marketable securities that exhibit limited market price variability, and to the extent that they are not needed as collateral for borrowings, can be immediately and efficiently sold in the institutional market, and converted to cash. At June 30, 2009 our investment securities portfolio totaled $645.2 million. Fourth, a portion of the residential first mortgage loans that we originate are highly liquid as they can be sold/delivered to Fannie Mae. At June 30, 2009, our mortgage loans held for sale totaled $263.2 million. Finally, cash flows from operating activities have been a regular source of funds. During the nine months ended June 30, 2009 and 2008, cash flows from operations totaled $47.4 million and $217.4 million, respectively.

Overall, while customer and community confidence can never be assured, the Company believes that our liquidity is adequate and that we have adequate access to alternative funding sources.

Monitoring and Controlling Operating Expenses. We continue to focus on managing operating expenses. Our annualized ratio of non-interest expense to average assets was 1.56% for the nine months ended June 30, 2009. As of June 30, 2009, our average assets per full-time employee and our average deposits per full-time employee were $11.4 million and $9.0 million, respectively. Based on industry statistics published by the Office of Thrift Supervision, we believe that each of these measures compares favorably with the averages for our peer group. Our average deposits held at our branch offices ($223.6 million per branch office as of June 30, 2009) contribute to our expense management efforts by limiting the overhead costs of serving our deposit customers. We will continue our efforts to control operating expenses as we use a portion of the capital we received in our April 2007 stock offering to grow our business.

We expect to continue to expand our branch office network as one means of leveraging a portion of the capital that we received in connection with our April 2007 stock offering. Our current focus is in Broward County, Florida, where we opened a full-service branch in Plantation in September 2008 followed by the relocation of the former North Miami branch to Hallandale in January 2009. Further, we expect to add two new locations in Broward County during the next few months, which will reduce gaps in our footprint in that market area. We also expect to continue to evaluate the effectiveness of our existing branch structure, particularly in Northeast Ohio, seeking opportunities to simultaneously improve our efficiency and the level of service to our customers. We recently relocated one branch within Cleveland’s western-most suburbs and expect to consolidate two existing branches within Cuyahoga County into one new, larger branch located within a mile or two of the existing branches.

While we devote a great deal of our attention to managing our operating expenses, certain costs are largely outside of our sphere of influence or control. One expense that has increased dramatically has been our Federal deposit insurance premium and assessments, which increased from $3.3 million during the nine months, ended June 30, 2008 to $15.5 million during the nine months ended June 30, 2009. On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. Approximately $4.8 million of the increase reflects this emergency assessment levied as of June 30, 2009 and to be collected on September 30, 2009. The final rule also permits the Board to impose an additional special assessment of up to 5 basis points later in 2009 if necessary to maintain public confidence in federal deposit insurance.

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

As described above, loans originated under the Home Today program have greater credit risk than traditional residential real estate mortgage loans. At June 30, 2009, we had $295.4 million of loans that were originated under our Home Today program, 34.7% of which were delinquent 30 days or more in repayments, compared to 2.1% in our portfolio of residential non-Home Today loans as of that date.

Equity loans and equity lines of credit generally have higher credit risk than traditional residential mortgage loans. These loans and lines are usually in a second lien position and when combined with the first mortgage, result in generally higher overall loan-to-value ratios. In a stressed housing market with increasing delinquencies and declining housing prices, such as currently exists, these higher loan-to-value ratios represent a greater risk of loss to the Company. A borrower with more equity in the property has a vested interest in keeping the loan current compared to a borrower with little or no equity in the property. In light of the continued housing market deterioration, the further unfavorable trending of our delinquency statistics and the current instability in employment and economic prospects, beginning June 30, 2008 and at each quarter end thereafter, we have conducted an expanded loan level evaluation of our equity lines of credit which were delinquent 90 days or more. This expanded evaluation supplements, and is in addition to, our traditional evaluation procedures. We expect that, as delinquencies in our portfolios are resolved, we will realize an increase in net charge-offs related to equity lines of credit that will be applied against the allowance. At June 30, 2009, we had $2.95 billion of equity loans and equity lines of credit outstanding, 2.8% of which were delinquent 90 days or more in repayments. Charge-offs in this portfolio for the nine months ended June 30, 2009 were $38.0 million.

Construction loans also generally have greater credit risk than traditional residential real estate mortgage loans. The repayment of these loans depends upon the sale of the property to third parties or the availability of permanent financing upon completion of all improvements. In the event we make a loan on property that is not yet approved for the planned development, there is the risk that approvals will not be granted or will be delayed. These events may adversely affect the borrower and the collateral value of the property. Construction loans also expose us to the risk that improvements will not be completed on time in accordance with specifications and projected costs. In addition, the ultimate sale or rental of the property may not occur as anticipated.

We periodically evaluate the carrying value of loans and the allowance for loan losses is adjusted accordingly. While we use the best information available to make evaluations, future additions to the allowance may be necessary based on unforeseen changes in loan quality and economic conditions. In addition, as an integral part of its examination process, the Office of Thrift Supervision periodically reviews the allowance for loan losses. The Office of Thrift Supervision may require us to recognize additions to the allowance based on its analysis of information available to it at the time of its examination.

The following table sets forth the composition of the loan portfolio, by type of loan at the dates indicated, excluding loans held for sale.

	June 30, 2009		September 30, 2008		June 30, 2008
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential non-Home Today	$6,071,964	64.5%	$6,399,492	68.7%	$6,309,836	70.0%
Residential Home Today	295,354	3.1	303,153	3.3	305,591	3.4
Equity loans and lines of credit (1)	2,951,295	31.3	2,488,054	26.7	2,269,716	25.2
Construction	89,861	1.0	115,323	1.2	117,396	1.3
Consumer loans:
Automobile	130	0.0	1,044	0.0	1,783	0.0
Other	7,295	0.1	6,555	0.1	7,214	0.1

Total loans receivable	9,415,899	100.0%	9,313,621	100.0%	9,011,536	100.0%

Deferred loan fees, net	(10,338)		(14,596)		(15,817)
Loans in process	(34,555)		(46,493)		(47,885)
Allowance for loan losses	(55,868)		(43,796)		(42,239)

Total loans receivable, net	$9,315,138		$9,208,736		$8,905,595

(1)	Includes bridge loans (loans where borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).

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

	At June 30, 2009			At September 30, 2008			At June 30, 2008
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential non-Home
Today	$11,355	20.4%	64.5%	$7,873	18.0%	68.7%	$6,123	14.5%	70.0%
Residential Home
Today	5,380	9.6	3.1	5,883	13.4	3.3	6,106	14.4	3.4
Equity loans and lines of credit (1)	35,588	63.7	31.3	28,118	64.2	26.7	28,073	66.5	25.2
Construction	3,544	6.3	1.0	1,922	4.4	1.2	1,928	4.6	1.3
Consumer loans:
Automobile loans	1	0.0	0.0	—	—	0.0	8	—	0.0
Other	—	—	0.1	—	—	0.1	1	—	0.1

Total allowance	$55,868	100.0%	100.0%	$43,796	100.0%	100.0%	$42,239	100.0%	100.0%

(1)	Includes bridge loans (loans where borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).

While the downward trend in the amount of the allowance allocated to Home Today loans from June 30, 2008 through June 30, 2009 may seem unexpected, the result is consistent with our recurring, detailed portfolio analysis, which is conducted quarterly. Our analysis for evaluating the adequacy and the appropriateness of our loan loss provision and allowance for loan losses described in this Form 10-Q is continually refined as new information becomes available and actual loss experience is acquired. As our evaluations have progressed, we have determined that, primarily as a result of the existence of private mortgage insurance on a large portion of our Home Today portfolio, the amount of actual losses, both in terms of whole dollars as well as in percentages, has been less than the loss ratios initially used in evaluating those loans. At June 30, 2009, 57.6% of Home Today loans include private mortgage insurance coverage. As this experience has been reinforced over time, we have adjusted the estimated loss percentages for the Home Today portfolio and as a result, the amount of the allowance for loan losses that has been allocated to Home Today loans has declined from $6.1 million at June 30, 2008 to $5.4 million at June 30, 2009.

In addition, the percentage allocations for each loan category are impacted by changes and activities that occur in other categories of the Company’s loan portfolio. Because Home Today loans represent such a small portion (3.1%) of the overall portfolio it is disproportionately impacted by changes in other categories. Specifically, large additions to the allowance for loan losses in the other, more significant, loan categories (most particularly equity loans and lines of credit) caused most of the percentage decrease in the portion of the allowance for loan losses allocated to Home Today loans.

The portion of the allowance allocated to equity loans and lines of credit has decreased in the last three months as a result of increased charge-offs to the portfolio, but is expected to increase in the future if non-performing loan balances and charge-offs continue to increase, as expected. Additional discussion of non-performing equity loan and lines of credit as well as charge-offs appears later in this section.

In light of the continued housing market deterioration, the further unfavorable trending of our delinquency statistics and the instability in employment and economic prospects, beginning June 30, 2008 and at each quarter end thereafter, we expanded our loan evaluation methodology related to equity line of credit loans to include impairment evaluations for each equity line of credit loan that was 90 or more days past due. Beginning September 30, 2008, we expanded our loan level evaluation methodology related to closed-end real estate and equity loans to include impairment evaluations for each real estate and equity loan that was 180 or more days past due. As more delinquent loans are subjected to individual evaluation, the portion of the allowance for loan losses identified as specific reserves increases, and, as a result the loss experience factors used to evaluate the adequacy of the general loss reserve applicable to loans not evaluated for specific reserves decreases. Adjustments to the historical loss experience factors have been made in response to the rapidly declining real estate market, unemployment concerns in the Ohio market, an excess of available housing units in the Florida market, and uncertainties surrounding the future performance of restructured loans, and, as a result, the general loan loss allowance increased between September 30, 2008 and June 30, 2009.

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	As of and for the Nine Months Ended
	June 30, 2009	September 30, 2008	June 30, 2008
	(Dollars in thousands)
Allowance balance (beginning of the period)	$43,796	$26,095	$25,111
Charge-offs:
Real estate loans:
Residential non-Home Today	2,911	4,080	3,452
Residential Home Today	4,739	3,367	3,029
Equity loans and lines of credit (1)	38,022	5,947	2,130
Construction	457	598	10
Consumer loans:		—	—
Automobile loans	—	6	2
Other	—	—	—

Total charge-offs	46,129	13,998	8,623

Recoveries:
Real estate loans:
Residential non-Home Today	—	90	127
Residential Home Today	64	96	117
Equity loans and lines of credit (1)	117	8	2
Construction	18	—	—
Consumer loans:		—
Automobile loans	2	5	5
Other	—	—	—

Total recoveries	201	199	251

Net charge-offs	(45,928)	(13,799)	(8,372)
Provision for loan losses	58,000	31,500	25,500

Allowance balance (at the end of the period)	$55,868	$43,796	$42,239

Ratios:
Net charge-offs (annualized) to average loans outstanding	0.64%	0.21%	0.13%
Allowance for loan losses to non-performing loans at end of the period	23.43%	25.33%	28.27%
Allowance for loan losses to total loans at end of the period	0.59%	0.47%	0.47%

(1)	Includes bridge loans (loans where borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).

The increased level of charge-offs in the equity loan and lines of credit category is not unexpected. The level of delinquent loans in this portfolio has been increasing steadily. In light of continued housing market deterioration and the instability in the employment and economic prospects in our primary lending markets, in June 2008 we began conducting expanded loan level reviews of equity lines of credit and as a result providing for increased losses. As these delinquencies have been resolved through pay-off, short sale or foreclosure, or management determines the collateral is not sufficient to satisfy the loan, uncollected balances have been charged against the allowance for loan losses previously provided. For the nine months ended June 30, 2009, $38.0 million in charge-offs for equity loans and lines of credit have been recorded compared to $2.1 million for the nine-month period ended June 30, 2008. We continue to evaluate loans becoming delinquent for potential loss and record provisions for our estimate of those losses. We expect this higher level of charge-offs to continue as the higher level of delinquent loans are resolved in the future and uncollected balances are charged against the allowance.

The following table sets forth loan delinquencies by type and by amount at the dates indicated.

	Loans Delinquent For
	30-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At June 30, 2009
Real estate loans:
Residential non-Home Today	266	$34,172	648	$84,410	914	$118,582
Residential Home Today	265	23,912	850	78,698	1,115	102,610
Equity loans and lines of credit (1)	407	23,197	795	59,761	1,202	82,958
Construction	3	542	80	15,565	83	16,107
Consumer loans:
Automobile loans	3	3	3	3	6	6
Other	—	—	—	—	—	—

Total	944	$81,826	2,376	$238,437	3,320	$320,263

At September 30, 2008
Real estate loans:
Residential non-Home Today	287	$31,385	422	$43,935	709	$75,320
Residential Home Today	330	30,018	688	63,679	1,018	93,697
Equity loans and lines of credit (1)	546	26,704	796	54,430	1,342	81,134
Construction	4	758	57	10,842	61	11,600
Consumer loans:
Automobile loans	4	3	—	—	4	3
Other	—	—	—	—	—	—

Total	1,171	$88,868	1,963	$172,886	3,134	$261,754

At June 30, 2008
Real estate loans:
Residential non-Home Today	283	$28,171	352	$34,890	635	$63,061
Residential Home Today	317	28,646	610	57,126	927	85,772
Equity loans and lines of credit (1)	454	22,835	776	51,232	1,230	74,067
Construction	5	636	45	6,176	50	6,812
Consumer loans:
Automobile loans	16	48	—	—	16	48
Other	—	—	—	—	—	—

Total	1,075	$80,336	1,783	$149,424	2,858	$229,760

(1)	Includes bridge loans (loans where borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).

Loans delinquent 90 days or over have continued to increase. Loans delinquent 90 days or over increased 59.6% to $238.4 million at June 30, 2009, from $149.4 million at June 30, 2008. The inability of borrowers to repay their loans is primarily a result of rising unemployment and uncertain economic prospects in our primary lending markets. Recent announcements regarding massive layoffs in the automotive sector are likely to filter through the Ohio economy over the next year or more. As a result, we expect some borrowers who are current on their loans at June 30, 2009 to experience payment problems in the future. The excess number of housing units available for sale in the market today also may limit their ability to sell a home they can no longer afford. In Florida, housing values continue to remain depressed due to prior rapid building and speculation, which is now resulting in considerable inventory on the market and may limit a borrower’s ability to sell a home. As a result, we expect the level of loans delinquent 90 days or over will increase in the future.

The following table sets forth the amounts and categories of our non-performing assets and troubled debt restructurings at the dates indicated.

	June 30, 2009	September 30, 2008	June 30, 2008
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
Residential non-Home Today	$84,410	$43,935	$34,890
Residential Home Today	78,698	63,679	57,126
Equity loans and lines of credit (1)	59,761	54,430	51,232
Construction	15,565	10,842	6,176
Consumer loans:
Automobile loans	3	—	—
Other	—	—	—

Total non-performing loans	238,437	172,886	149,424

Real estate owned	14,895	14,108	13,091
Other non-performing assets	—	—	—

Total non-performing assets	$253,332	$186,994	$162,515

Troubled debt restructurings:
Real estate loans:
Residential non-Home Today	$12,643	$643	$—
Residential Home Today	12,901	226	—
Equity loans and lines of credit (1)	1,676	—	—
Construction	—	—	—
Consumer loans:
Automobile loans	—	—	—
Other	—	—	—

Total	$27,220	$869	$—

Ratios:
Total non-performing loans to total loans	2.53%	1.86%	1.66%
Total non-performing loans to total assets	2.21%	1.60%	1.44%
Total non-performing assets to total assets	2.35%	1.73%	1.57%

(1)	Includes bridge loans (loans where borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).

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

On June 30, 2009 our equity loans and lines of credit portfolio consisted of $161.5 million in equity loans, $26.3 million in bridge loans and $2.76 billion in equity lines of credit. The following table sets forth committed and drawn amounts, percent delinquent 90 days or more and the mean combined loan-to-value (CLTV) percent at the time of origination of our equity line of credit portfolio by geographical distribution as of June 30, 2009:

State	Committed Amount	Drawn Amount	Percent Delinquent 90 days or more	Mean CLTV Percent at Origination
	(Dollars in thousands)
Ohio	$2,280,396	$1,032,791	1.39%	67%
Florida	1,371,614	805,898	2.51%	64%
California	551,168	337,826	1.17%	69%
Other (1)	1,012,000	586,973	1.90%	66%

Total	$5,215,178	$2,763,488	1.80%	66%

(1)	No individual state has a committed or drawn balance greater than 5% of the total.

The following table represents committed and drawn amounts, percent delinquent 90 days or more and the mean CLTV percent at the time of origination of our equity line of credit portfolio by the year originated as of June 30, 2009:

Calendar Year Originated	Committed Amount	Drawn Amount	Percent Delinquent 90 days or more	Mean CLTV Percent at Origination
	(Dollars in thousands)
2000 and prior	$581,136	$248,911	2.52%	65%
2001	211,260	108,775	3.69%	69%
2002	326,197	149,519	3.13%	66%
2003	510,782	256,525	3.28%	70%
2004	301,529	147,325	4.33%	69%
2005	217,552	107,060	3.83%	69%
2006	492,840	269,764	2.84%	68%
2007	720,792	435,839	1.48%	69%
2008	1,405,532	830,689	0.22%	65%
2009	447,558	209,081	0.00%	61%

Total	$5,215,178	$2,763,488	1.80%	67%

Current CLTV of loans in the equity loans and lines of credit portfolio may be different from the CLTV at origination as a result of changing home values.

As described above, in light of continued housing market deterioration, the further unfavorable trending of our delinquency statistics and the instability in employment and economic prospects, beginning June 30, 2008 and at each quarter end thereafter, we have conducted an expanded loan level evaluation of our equity lines of credit which were delinquent 90 days or more.

Mortgage Servicing Rights. Mortgage servicing rights represent the present value of the estimated future servicing fees expected to be received pursuant to the right to service loans in our loan servicing portfolio. Mortgage servicing rights are recognized as assets for both purchased rights and for the allocated value of retained servicing rights on loans sold. The most critical accounting policy associated with mortgage servicing is the methodology used to determine the fair value of capitalized mortgage servicing rights. A number of estimates affect the capitalized value and include: (1) the mortgage loan prepayment speed assumption; (2) the estimated prospective cost expected to be incurred in connection with servicing the mortgage loans; and (3) the discount factor used to compute the present value of the mortgage servicing right. The mortgage loan prepayment speed assumption is significantly affected by interest rates. In general, during periods of falling interest rates, mortgage loans prepay faster and the value of our mortgage servicing assets decreases. Conversely, during periods of rising rates, the value of mortgage servicing rights generally increases due to slower rates of prepayments. The estimated prospective cost expected to be incurred in connection with servicing the mortgage loans is deducted from the retained servicing fee (gross mortgage loan interest rate less amounts remitted to third parties – investor pass-through rate, guarantee fee, mortgage insurance fee, etc.) to determine the net servicing fee for purposes of capitalization computations. To the extent that prospective actual costs incurred to service the mortgage loans differ from the estimate, our future results will be adversely (or favorably) impacted. The discount factor selected to compute the present value of the servicing right reflects expected marketplace yield requirements.

The amount and timing of mortgage servicing rights amortization is adjusted quarterly based on actual results. In addition, on a quarterly basis, we perform a valuation review of mortgage servicing rights for potential decreases in value. This quarterly valuation review entails applying current assumptions to the portfolio classified by interest rates and, secondarily, by prepayment characteristics. In the latter part of calendar 2008 and continuing into calendar 2009, the United States government has announced various actions and initiatives which generally have the objective of resuscitating the economy and the housing markets. One initiative has been an effort to lower the cost of housing by promoting and supporting lower residential mortgage interest rates. This initiative triggered a wave of mortgage refinancing that adversely impacted the carrying value of capitalized mortgage servicing rights. As the pace of mortgage refinances slowed during the June 2009 quarter, the fair market value impairment reserve of $6.5 million that was established as of March 31, 2009 was reduced to $2.6 million as of June 30, 2009.

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

The per share value of options is highly sensitive to changes in assumptions. In general, the per share fair value of options will move in the same direction as changes in the expected stock price volatility, risk-free interest rate and expected option term, and in the opposite direction from changes in expected dividend yield. For example, the per share fair value of options will generally increase as expected stock volatility increases, risk-free interest rate increases, expected option term increases and expected dividend yield decreases. The use of different assumptions or different option pricing models could result in materially different per share fair values of options.

Comparison of Financial Condition at June 30, 2009 and September 30, 2008

Total assets decreased $3.3 million, or less than 1%, to $10.78 billion at June 30, 2009 from $10.79 billion at September 30, 2008. Although minimal, this change was the result of a decrease in investment securities offset by increases in cash and cash equivalents and our loan portfolio.

Cash and cash equivalents increased $40.4 million, or 30.5%, to $172.8 million at June 30, 2009 from $132.4 million at September 30, 2008. The success of our deposit gathering program exceeded the redeployment of funds into loan products.

Investment securities held to maturity decreased $198.2 million, or 24%, to $619.6 million at June 30, 2009 from $817.8 million at September 30, 2008. This decrease is a result of cash flows from securities repayments and maturities during the nine-month period being used to fund additions to our loan portfolio, retirement of short term debt and the repurchase of common stock as part of our stock repurchase program. There were no purchases or sales of investment securities as only principal paydowns occurred in this mortgage-backed security portfolio. Paydowns on mortgage-backed securities are increasing due to the historically low mortgage interest rates and can be expected to continue as borrowers take advantage of lower rates, resulting in additional decreases in the balance of investment securities.

Loans held for investment, net, increased $106.4 million, or 1%, to $9.32 billion at June 30, 2009 from $9.21 billion at September 30, 2008. In an effort to manage interest rate risk, we continue to focus on increased equity line of credit originations, which had a net increase of $463.2 million during the nine months ended June 30, 2009. Residential mortgage loans decreased $335.3 million during the nine months ended June 30, 2009 which included $1.68 billion in sales during that time period. Through the sales of loans in the secondary market we can improve our interest rate risk position in the event of increases in market interest rates.

Mortgage loan servicing assets, net, decreased $4.9 million, or 12%, to $36.6 million at June 30, 2009 from $41.5 million at September 30, 2008. This change is the result of a $4.8 million increase in the amount of amortization charged off against operations to $8.7 million for the nine months ended June 30, 2009 from $3.9 million for the nine months ended June 30, 2008 as the amount of paydowns increased in the current period due to the current low level of mortgage loan interest rates, which prompted a significant increase in refinancing activity. In addition, for the nine months ended June 30, 2009, we recorded a $2.6 million lower of cost or market impairment adjustment to the carrying value of our capitalized servicing rights to reflect higher expected future repayment speeds as borrowers continue to refinance and take advantage of low mortgage interest rates.

Deposits increased $236.4 million, or 3%, to $8.50 billion at June 30, 2009 from $8.26 billion at September 30, 2008. The increase in deposits was the result of a $368.7 million increase in certificates of deposit offset by $95.1 million and $39.8 million decreases in our high yield checking accounts and high yield savings accounts (a subcategory of our savings accounts) respectively, combined with a modest net increase in other deposit products (other savings accounts and other NOW accounts) for the nine-month period ended June 30, 2009.

Borrowed funds decreased $307.9 million, or 62%, to $190.2 million at June 30, 2009 from $498.0 million at September 30, 2008. Federal Home Loan Bank advances decreased $427.9 million or 86% to $70.2 million in fixed interest rate advances with an average maturity of less than four years. Using longer term advances helps reduce the Company’s exposure to interest rate risk. The decrease in Federal Home Loan Bank advances was partially offset by $120 million in short term borrowings from the Federal Reserve Bank’s Discount Window. The net decrease in borrowed funds can be attributed to the success of our deposit gathering, the use of cash flows from the maturing investments in our securities portfolio, cash flows from the sales of loans in the secondary market and the net cash provided by our operating activities.

The $151.0 million increase in principal, interest and related escrows owed on loans serviced, to $231.7 million at June 30, 2009 from $80.7 million at September 30, 2008, is related to the timing of when payments have been collected from borrowers for loans we service for other investors and when those funds are remitted to the investors and to the appropriate taxing agencies. Principal and interest collected increased $183.6 million and was offset by a decrease of $32.6 million in retained tax payments collected from borrowers in the current period. Principal and interest will fluctuate based on normal curtailments and paydowns but low mortgage interest rates have increased the amount of refinancing activity resulting in a larger amount of paydowns.

Shareholders’ equity decreased $66.9 million, to $1.78 billion at June 30, 2009 from $1.84 billion at September 30, 2008. This reflects $27.3 million of net income during the nine-month period reduced by $14.5 million in dividends paid on our shares of common stock (other than the shares held by Third Federal Savings, MHC and unallocated ESOP shares) and $90.3 million of repurchases of outstanding common stock during the nine-month period. The remainder of the change reflects adjustments related to the allocation of shares of our common stock related to awards under the stock-based compensation plan and the ESOP.

Comparison of Operating Results for the Three Months Ended June 30, 2009 and 2008

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

	Three Months Ended June 30, 2009				Three Months Ended June 30, 2008
	Average Balance	Interest Income/ Expense		Yield/ Cost (1)	Average Balance	Interest Income/ Expense		Yield/ Cost (1)
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold	$1,600	$1		0.25%	$231,237	$1,254		2.17%
Other interest-bearing cash equivalents	169,897	61		0.14%	53,258	331		2.49%
Investment securities	18,124	111		2.45%	28,987	222		3.06%
Mortgage-backed securities	680,675	6,439		3.78%	915,114	10,638		4.65%
Loans	9,567,973	110,863		4.63%	8,808,113	118,645		5.39%
Federal Home Loan Bank stock	35,620	395		4.44%	34,683	474		5.47%

Total interest-earning assets	10,473,889	117,870		4.50%	10,071,392	131,564		5.23%

Noninterest-earning assets	307,035				341,596

Total assets	$10,780,924				$10,412,988

Interest-bearing liabilities:
NOW accounts	1,042,960	1,779		0.68%	1,266,661	5,974		1.89%
Passbook savings	1,127,302	3,497		1.24%	1,411,285	8,647		2.45%
Certificates of deposit	6,248,253	53,756		3.44%	5,481,524	60,623		4.42%
Borrowed funds	182,293	485		1.06%	3,570	19		2.13%

Total interest-bearing liabilities	8,600,808	59,517		2.77%	8,163,040	75,263		3.69%

Noninterest-bearing liabilities	392,571				235,368

Total liabilities	8,993,379				8,398,408
Shareholder’s equity	1,787,545				2,014,580

Total liabilities and shareholder’s equity	$10,780,924				$10,412,988

Net interest income		$58,353				$56,301

Interest rate spread (2)				1.73%				1.54%

Net interest-earning assets (3)	$1,873,081				$1,908,352

Net interest margin (4)		2.23	%(1)			2.24	%(1)

Average interest-earning assets to average interest-bearing liabilities	121.78%				123.38%

Selected performance ratios:
Return on average assets		0.37	%(1)			0.26	%(1)
Return on average equity		2.25	%(1)			1.35	%(1)
Average equity to average assets		16.58%				19.35%

(1)	Annualized
(2)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by total interest-earning assets.

General. Net income increased $3.2 million, or 48%, to $10.0 million in the quarter ended June 30, 2009 compared to $6.8 million for the quarter ended June 30, 2008. The change in net income is largely the result of an increase in non-interest income partially offset by an increase in non-interest expense in the current quarter. The change in net interest income was offset by the change in the provision for loan losses.

Interest Income. Interest income decreased $13.7 million or 10%, to $117.9 million in the current quarter compared to $131.6 million for the same quarter in the prior year. The decrease in interest income resulted primarily from decreases in interest income from loans and mortgage backed securities.

For the quarter ended June 30, 2009 there was less than $1 thousand interest income from federal funds sold compared to $1.3 million in the quarter ended June 30, 2008. This can be attributed to: (1) use of the Federal Reserve Bank to hold overnight cash; and (2) a cash position in which we are a borrower versus a cash position as a lender. Excess cash was available to lend in the same quarter of the prior year due primarily to the remaining proceeds of our April 2007 initial public offering.

Interest income on mortgage-backed securities decreased $4.2 million, or 39%, to $6.4 million compared to $10.6 million for the same quarter in the prior year. The change resulted from a lower average balance of mortgage-backed securities to $680.7 million compared to $915.1 million for the same quarter of the prior year. There were no purchases or sales as only principal paydowns occurred in this portfolio. Paydowns on mortgage-backed securities increased due to historically low mortgage interest rates. The average yield on mortgage-backed securities decreased 87 basis points to 3.78% compared to 4.65% for the same quarter in the prior year as interest rates on adjustable-rate securities reset to lower current rates and higher rate, fixed-rate securities experienced accelerated paydowns.

Interest income on loans decreased $7.8 million, or 7%, to $110.9 million compared to $118.6 million for the same quarter in the prior year. This change can be attributed to a 76 basis point decrease in the yield to 4.63% from 5.39% as historically low interest rates have increased the amount of refinance activity. The decrease in the yield was offset by a $759.9 million increase in the average balance of loans to $9.57 billion compared to $8.81 billion as new loan production exceeded repayments and sales.

Interest Expense. Interest expense decreased $15.7 million, or 21%, to $59.5 million in the current quarter compared to $75.3 million for the quarter ended June 30, 2008. The change resulted primarily from a decrease in interest expense on NOW accounts, savings accounts and certificates of deposit offset by a modest increase in interest expense on borrowed funds.

Interest expense on NOW accounts decreased $4.2 million, or 70%, to $1.8 million from $6.0 million. The decrease was caused primarily by a 121 basis point decrease in the average rate we paid on NOW accounts to 0.68% compared to 1.89%. We decreased rates on deposits in response to decreases in short-term market interest rates. In addition, the average balance of NOW accounts decreased $223.7 million, or 18%, to $1.04 billion compared to $1.27 billion as existing customers continued to convert NOW accounts to certificates of deposit.

Interest expense on savings accounts decreased $5.2 million, or 60%, to $3.5 million in the current quarter compared to $8.6 million in the quarter ended June 30, 2008. The decrease was primarily the result of a 121 basis point decrease in the yield to 1.24% compared to 2.45% for the same quarter last year. In addition, the average balance of savings accounts decreased $284.0 million, or 20% to $1.13 billion in the current quarter when compared to the same quarter last year, again reflecting customer preference for certificates of deposit in the current interest rate environment.

Interest expense on certificates of deposit decreased $6.9 million, or 11%, to $53.8 million in the current quarter compared to $60.6 million for the quarter ended June 30, 2008. The change was attributed to a 98 basis point decrease in the average rate we paid on certificates of deposit to 3.44% from 4.42% partially offset by a $766.7 million or 14% increase in the average balance to $6.25 billion from $5.48 billion for the same quarter of the prior year as customers were attracted to the certainty of yields provided by certificates of deposit. Rates were adjusted on deposits in response to changes in general market rates as well as to changes in the rates paid by our competition on short-term certificates of deposit.

Interest expense on borrowed funds, which includes Federal Home Loan Bank advances and Federal Reserve Bank Discount Window borrowings, increased $466 thousand to $485 thousand from $19 thousand in the same quarter of last year. This change can be attributed to a $178.7 million increase in the average balance to $182.3 million from $3.6 million for the same quarter of the prior year. As excess cash was used in operations, primarily to fund the growth of our loan portfolio and the repurchase of common stock as part of our stock repurchase program, it became necessary to borrow funds from external sources. In the three-month period ended June 30, 2008 there was excess cash remaining from our April 2007 initial public offering and less of a need to borrow.

Net Interest Income. Net interest income increased $2.1 million, or 4%, to $58.4 million in the current quarter from $56.3 million for the quarter ended June 30, 2008. As net interest income increased during the quarter, we experienced an improvement of our interest rate spread which increased 19 basis points to 1.73% compared to 1.54% for the same quarter last year. Our net interest margin decreased one basis point to 2.23% compared to 2.24% for the same quarter last year. Our net interest-earning assets decreased $35.3 million, to $1.87 billion compared to $1.91 billion, which can be attributed primarily to using cash to fund our stock repurchase programs.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level we consider necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. In determining the level of the allowance for loan losses, we consider past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of non-performing and other classified loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or conditions change. We assess the allowance for loan losses on a quarterly basis and make provisions for loan losses in order to maintain the allowance. Recently economic issues, including high levels of unemployment, are challenging our borrowers’ ability to repay their loans at a time when deteriorating housing prices, in part as a consequence of the collapse of the sub-prime mortgage market, make it difficult to sell their homes. This limits the ability of many borrowers to self-cure a delinquency.

Based on our evaluation of the above factors, we recorded a provision for loan losses of $20.0 million in the current quarter and a provision of $18.0 million in the quarter ended June 30, 2008. The net charge-offs of $23.8 million exceeded the provision recorded in the current quarter whereas the provision exceeded net charge-offs of $3.9 million in the quarter ended June 30, 2008. The increased level of charge-offs in this portfolio is not unexpected. As increasing delinquencies in this portfolio have been resolved through pay-off, short sale or foreclosure, or management determines the collateral is not sufficient to satisfy the loan, uncollected balances have been charged against the allowance for loan losses previously provided. The allowance for loan losses was $55.9 million, or 0.59% of total loans receivable, at June 30, 2009, compared to $43.8 million, or 0.47% of total loans receivable, at September 30, 2008, and further compared to $42.2 million or 0.47% of total loans receivable at June 30, 2008. Non-performing loans increased by $65.6 million to $238.4 million, or 2.53% of total loans, at June 30, 2009 from $172.9 million, or 1.86% of total loans, at September 30, 2008, and, further, non-performing loans increased by $89.0 million compared to $149.4 million, or 1.66% of total loans, at June 30, 2008. For purposes of comparability, effective June 30, 2008 and quarterly thereafter, based on the increased risk related to increases in non-performing loans we expanded our evaluation of equity lines of credit delinquent 90 days or more and, effective September 30, 2008 we expanded our evaluation of residential real estate and equity loans delinquent 180 days or more.

Of the $65.6 million increase in non-performing loans from September 30, 2008 to June 30, 2009, the largest portion, $40.5 million, occurred in our residential, non-Home Today portfolio The increase in our residential, non-Home Today portfolio was general in nature and reflective of the progressive deterioration of general market conditions with specific negative implications in the housing markets of our primary geographic operating areas. While this increase is noteworthy, as a percentage of the balance of our non-Home Today portfolio, the non-performing loan balance of $84.4 million is 1.39% which, to the best of our belief, compares favorably with peer industry averages.

Non-performing loans in our Home Today program increased $15.0 million, or 23.6%, during the nine-month period ended June 30, 2009. As of June 30, 2009, our Home Today portfolio was $295.4 million, compared to $303.2 million at September 30, 2008 and $305.6 million at June 30, 20008. This increase in non-performing loans has been taken into account in determining our provision for loan losses. Under the Home Today program, prior to March 27, 2009 we offered loans with our standard terms to borrowers who might not otherwise qualify for such loans, generally because of lower credit scores. To qualify for our Home Today program, a borrower must complete financial management education and counseling and must be referred to us by a sponsoring organization with whom we have partnered as part of the program. Borrowers in the Home Today program are not charged higher fees or interest rates than non-Home Today borrowers. While loans under the Home Today program do have higher risk characteristics than non-Home Today loans, we do not classify Home Today as sub-prime lending because borrowers are offered the same interest rates and charged the same fees as non-Home Today borrowers. Effective March 27, 2009, the Home Today underwriting guidelines are substantially the same as our traditional mortgage product.

Non-performing equity loans and lines of credit increased $5.3 million, or 10%, during the nine-month period ended June 30, 2009. As of June 30, 2009, our equity loans and lines of credit portfolio was $2.95 billion, compared to $2.49 billion at September 30, 2008. We believe the increase in non-performing equity loans and lines of credit is, on a relative basis, of greater concern than non-Home Today loans as these loans and lines of credits generally hold subordinated positions and accordingly, represent a higher level of risk. The non-performing balances of equity loans and lines of credit were $59.8 million or 2.02% of the equity loans and lines of credit portfolio at June 30, 2009, $54.4 million or 2.19% at September 30, 2008 and $51.2 million or 2.26% at June 30, 2008. In light of the current housing market in our primary geographic markets and the continued deterioration of our portfolio delinquency statistics, we will continue to closely monitor the loss performance of this category.

We used the same general methodology in assessing the allowance at the end of each three-month period, with the exception that we enhanced the evaluation, through the expanded loan level evaluation of our equity lines of credit which were delinquent 90 or more days for each quarter-end, beginning on June 30, 2008 and through the expanded loan level evaluation of our residential real estate and equity loans which were delinquent 180 or more days for each quarter-end, beginning September 30, 2008. We believe we have recorded all losses that are both probable and reasonable to estimate for the three months ended June 30, 2009 and 2008.

Non-Interest Income. Non-interest income increased $9.6 million, or 80%, to $21.5 million in the current quarter compared to $11.9 million for the same quarter of the prior year.

Fees and service charges decreased $2.2 million, or 34%, to $4.2 million from $6.5 million. This change is primarily related to a $2.7 million increase to $4.1 million from $1.4 million in the amortization of mortgage servicing rights recorded in the current quarter ended. Historically low mortgage loan interest rates have brought about increased refinancing activity resulting in accelerated paydowns which in turn increases the amount of amortization.

Mortgage servicing assets recovery (impairment) increased $3.9 million to $4.0 million in the current quarter from $67 thousand in the same quarter last year. This change can be attributed to a partial reversal of the $6.6 million fair value impairment reserve recorded in the quarter ended March 31, 2009. The impairment reserve was needed to reflect the impact of higher prepayment speeds as borrowers refinanced to take advantage of lower interest rates. The reduction to the fair value impairment reserve in the current quarter is reflective of the lower number of prepayments in the current quarter as the number of borrowers refinancing decreased compared to the first two quarters of the current fiscal year.

Gains on the sale of loans increased $8.6 million, to $9.4 million in the current quarter from $828 thousand in the quarter ended June 30, 2008. This can be attributed to $466.0 million in loan sales (compared to $233.5 million in the quarter ended June 30, 2008) combined with falling interest rates in the current quarter. Lower and declining interest rates generally result in higher gains on sales of loans. Loan sales are used by the Company as a means of managing interest rate risk.

Non-Interest Expense. Non-interest expense increased $6.5 million, or 17%, to $45.8 million in the current quarter compared to $39.3 million for the quarter ended June 30, 2008.

Salaries and employee benefits increased $2.4 million, or 14% to $20.3 million in the current quarter from $17.9 million for the quarter ended June 30, 2008. This increase was the result of a $1.6 million increase in stock-based compensation with the remainder reflective of normal salary adjustments. No stock-based compensation expense was recognized during the quarter ended June 30, 2008.

Marketing services decreased $2.6 million, or 75% to $900 thousand in the current quarter from $3.5 million in the quarter ended June 30, 2008. The change in media services can be attributed to a reduction in the amount and the cost of advertising used.

Federal insurance premiums increased $7.8 million, or 400% to $9.8 million in the current quarter from $2.0 million in the quarter ended June 30, 2009. A $4.8 million emergency assessment recognized in the current quarter along with increased assessment rates and to a lesser extent, increased deposit balances resulted in the increased premiums.

Other operating expenses decreased $912 thousand, or 13%, to $6.4 million in the current quarter from $7.3 million in the same quarter of the prior year. The provision for mortgage reinsurance claims decreased $1.7 million, which can be attributed to adequate reserves for expected losses and a decrease in the number of new loans requiring private mortgage insurance as a result of stricter lending standards. Costs associated with being a public company decreased $441 thousand in the current period when compared to the same period of the prior year. These costs were partially offset by a $632 thousand increase in expenses incurred associated with the increased paydowns of serviced loans.

Income Tax Expense. The provision for income taxes was $4.0 million in the current quarter compared to $4.1 million for the quarter ended June 30, 2008. The provision for the current quarter included $3.9 million of federal income tax provision and $164 thousand of state income tax provision. The $4.1 million provision for income taxes for the prior quarter includes a $563 thousand provision for state income tax. The state income tax provision is subtracted from income before income taxes when calculating the federal income tax provision. Our effective federal tax rate was 27.8% for the current quarter compared to 34.4% for the quarter ended June 30, 2008. Our provision for income taxes in the current quarter adjusts our cumulative income tax expense in accordance with our expectations for the full fiscal year. Our current estimate for the fiscal year ending September 30, 2009, is that our federal effective income tax rate will be 30.7%. Our effective tax rate is below the federal statutory rate because of our ownership of bank-owned life insurance.

Comparison of Operating Results for the Nine Months Ended June 30, 2009 and 2008

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

	Nine Months Ended June 30, 2009				Nine Months Ended June 30, 2008
	Average Balance	Interest Income/ Expense		Yield/ Cost (1)	Average Balance	Interest Income/ Expense		Yield/ Cost (1)
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold	$455	$1		0.29%	$515,548	$14,480		3.74%
Other interest-bearing cash equivalents	57,587	72		0.17%	53,294	1,522		3.81%
Investment securities	17,775	360		2.70%	44,972	1,205		3.57%
Mortgage-backed securities	753,043	23,540		4.17%	892,649	33,679		5.03%
Loans	9,626,338	347,955		4.82%	8,526,432	363,713		5.69%
Federal Home Loan Bank stock	35,620	1,240		4.64%	34,383	1,525		5.91%

Total interest-earning assets	10,490,818	373,168		4.74%	10,067,278	416,124		5.51%

Noninterest-earning assets	322,585				347,824

Total assets	$10,813,403				$10,415,102

Interest-bearing liabilities:
NOW accounts	1,061,972	7,584		0.95%	1,323,877	25,847		2.60%
Passbook savings	1,124,485	12,743		1.51%	1,258,262	29,856		3.16%
Certificates of deposit	6,153,471	176,838		3.83%	5,608,577	198,069		4.71%
Borrowed funds	346,722	2,102		0.81%	1,190	19		2.13%

Total interest-bearing liabilities	8,686,650	199,267		3.06%	8,191,906	253,791		4.13%

Noninterest-bearing liabilities	323,682				207,338

Total liabilities	9,010,332				8,399,244
Shareholder’s equity	1,803,071				2,015,858

Total liabilities and shareholder’s equity	$10,813,403				$10,415,102

Net interest income		$173,901				$162,333

Interest rate spread (2)				1.68%				1.38%

Net interest-earning assets (3)	$1,804,168				$1,875,372

Net interest margin (4)		2.21	%(1)			2.15	%(1)

Average interest-earning assets to average interest-bearing liabilities	120.77%				122.89%

Selected performance ratios:
Return on average assets		0.34	%(1)			0.52	%(1)
Return on average equity		2.02	%(1)			2.67	%(1)
Average equity to average assets		16.67%				19.36%

(1)	Annualized
(2)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by total interest-earning assets.

General. Net income decreased $13.1 million, or 33%, to $27.3 million in the nine months ended June 30, 2009 compared to $40.4 million for the nine months ended June 30, 2008. This change was attributed to increases in the provision for loan losses and non-interest expenses partially offset by increases in both net interest income and non-interest income in the current nine-month period.

Interest Income. Interest income decreased $43.0 million or 10%, to $373.2 million in the nine months ended June 30, 2009 compared to $416.1 million for the same period in the prior year. The decrease in interest income resulted from decreases in interest income from loans and mortgage-backed securities along with a decrease in the interest received on federal funds.

In the current nine-month period there was less than $1 thousand of interest income from federal funds sold compared to $14.5 million in the nine-month period ended June 30, 2008. This can be attributed to: (1) use of the Federal Reserve Bank to hold overnight cash; and (2) our cash position in which we are a borrower versus a cash position as a lender. Excess cash was available to invest in the same prior year period due primarily to the remaining proceeds of our April 2007 initial public offering.

Interest income on mortgage-backed securities decreased $10.1 million, or 30%, to $23.5 million in the current nine-month period compared to $33.7 million in the same period of the prior year. The average yield on mortgage-backed securities decreased 86 basis points to 4.17% compared to 5.03% in the same period of the prior year as interest rates on adjustable rate securities reset to lower current rates and higher, fixed-rate securities experienced accelerated paydowns. The average balance of mortgage-backed securities decreased $139.6 million to $753.0 million compared to $892.6 million in the same period of the prior year. There were no purchases or sales as only principal paydowns occurred in this portfolio. Paydowns on mortgage-backed securities are increasing due to the historically low mortgage interest rates.

Interest income on loans decreased $15.8 million, or 4%, to $348.0 million in the current nine-month period compared to $363.7 million in the same period of the prior year. This change can be attributed to an 87 basis point decrease in the yield to 4.82% from 5.69% as historically low interest rates have increased the amount of refinance activity. The decrease in the yield was partially offset by a $1.10 billion increase in the average balance of loans to $9.63 billion compared to $8.53 billion as new loan production exceeded repayments and sales.

Interest Expense. Interest expense decreased $54.5 million, or 21%, to $199.3 million in the current nine-month period compared to $253.8 million in the nine-month period ended June 30, 2008. The change resulted primarily from a decrease in interest expense on NOW accounts, savings accounts and certificates of deposit offset by an increase in interest expense on borrowed funds.

Interest expense on NOW accounts decreased $18.3 million, or 71%, to $7.6 million in the current nine-month period from $25.8 million in the same period of the prior year. The decrease was caused primarily by a 165 basis point decrease in the average rate we paid on NOW accounts to 0.95% compared to 2.60%. We decreased rates on deposits in response to decreases in short-term market interest rates. In addition, the average balance of NOW accounts decreased $261.9 million, or 20%, to $1.06 billion compared to $1.32 billion for the same period in the prior year as existing customers continued to convert NOW accounts to certificates of deposit.

Interest expense on savings accounts decreased $17.1 million, or 57%, to $12.7 million in the current nine-month period compared to $29.9 million in the same period of the prior year. The decrease was primarily the result of a 165 basis point decrease in the yield to 1.51% compared to 3.16%. In addition, the average balance of savings accounts decreased $133.8 million, or 11%, to $1.12 billion in the current period, again reflecting customer preference for certificates of deposit in the current interest rate environment.

Interest expense on certificates of deposit decreased $21.2 million, or 11%, to $176.8 million in the current period compared to $198.1 million in the same period of the prior year. The change was attributed to an 88 basis point decrease in the average rate we paid on certificates of deposit to 3.83% from 4.71% partially offset by a $544.9 million, or 10% increase in the average balance to $6.15 billion from $5.61 billion as customers were attracted to the certainty of yields provided by certificates of deposit. Rates were adjusted on deposits in response to changes in general market rates as well as to changes in the rates paid by our competition on short-term certificates of deposit.

Interest expense on borrowed funds, which includes Federal Home Loan Bank advances and the Federal Reserve Bank’s Discount Window borrowings, increased $2.1 million from the same period last year. The average balance of borrowed funds increased $345.5 million during the current period as excess cash was used in operations, primarily to fund the growth of our loan portfolio and the repurchase of common stock as part of our stock repurchase program, it became necessary to borrow funds from external sources. In the nine-month period ended June 30, 2008 there was excess cash remaining from our April 2007 initial public offering and no need to borrow.

Net Interest Income. Net interest income increased $11.6 million, or 7%, to $173.9 million in the nine-month period ended June 30, 2009 from $162.3 million for the nine-month period ended June 30, 2008. As net interest income increased, we experienced an improvement of our interest rate spread, which increased 30 basis points to 1.68% compared 1.38% for the same period last year. Our net interest margin increased six basis points to 2.21% compared to 2.15% for the same period last year. Our net interest-earning assets decreased $71.2 million, to $1.80 billion compared to $1.88 billion, primarily as a result of our using cash to fund stock repurchase programs.

Provision for Loan Losses. We recorded a provision for loan losses of $58.0 million in the nine-month period ended June 30, 2009 and a provision of $25.5 million in the nine-month period ended June 30, 2008. The provisions recorded exceeded net charge-offs of $45.9 million and $8.4 million in the nine months ended June 30, 2009 and 2008, respectively.

We used the same general methodology in assessing the allowance at the end of each nine-month period, with the exception that we enhanced the evaluation, through the expanded loan level evaluation of our equity lines of credit which were delinquent 90 or more days for each quarter-end, beginning on June 30, 2008. Effective September 30, 2008 we expanded our loan level evaluation methodology related to closed-end real estate and equity loans to include impairment evaluations for real estate and equity loans that are 180 days or more past due. We believe we have recorded all losses that are both probable and reasonable to estimate for the nine months ended June 30, 2009 and 2008.

Non-Interest Income. Non-interest income increased $14.9 million, or 42%, to $50.6 million in the current period compared to $35.7 million in the prior year period.

Mortgage servicing asset recovery (impairment) decreased $2.6 million to ($2.6) million in the current nine-month period from $32 thousand in the same period ended June 30, 2008. This change can be attributed to the lower of cost or market adjustment made in the current nine-month period to reduce the carrying value of our mortgage servicing assets. This adjustment reflects expected higher future prepayment speeds, based on the current fiscal year activity, as borrowers take advantage of lower mortgage interest rates and continue to refinance.

Gains on the sale of loans increased $25.6 million, to $28.9 million in the current nine-month period from $3.3 million in the nine-month period ended June 30, 2008. This can be attributed to $1.68 billion in loan sales (compared to $679.6 million in the nine-month period ended June 30, 2008) combined with falling interest rates in the current nine-month period. Lower and declining interest rates generally result in higher gains on sales of loans. Loan sales are used by the Company as a means of managing interest rate risk.

Income (loss) on private equity funds decreased $4.2 million to ($1.0) million in the current nine-month period compared to $3.2 million in the same period of the prior year. This decrease primarily reflects the recognition of gain from disposition of private equity funds in the prior period versus the recognition of unrealized losses on remaining private equity fund investments in the current period.

Non-Interest Expense. Non-interest expense increased $17.3 million, or 17%, to $126.8 million in the nine-month period ended June 30, 2009 compared to $109.5 million for the nine-month period ended June 30, 2008.

Salaries and employee benefits increased $4.7 million, or 9%, to $59.1 million in the current nine-month period from $54.4 million during the nine months ended June 30, 2008. This increase was the result of a $4.7 million increase in stock-based compensation offset by a $1.4 million decrease in ESOP expense with the remainder reflective of normal salary adjustments. No stock-based compensation expense was recognized during the nine months ended June 30, 2008.

Marketing services decreased $2.6 million, or 25%, to $8.0 million in the current nine-month period from $10.6 million in the nine-month period ended June 30, 2008. The change in media services can be attributed to a reduction in the amount and the cost of advertising used in the current nine month period.

Office property, equipment and software increased $2.6 million, or 19%, to $16.5 million in the current nine-month period from $13.9 million during the nine-month period ended June 30, 2008. This increase can be attributed to costs related to our data systems, the expansion in Florida, and the branch relocation in Ohio.

Federal insurance premiums increased $12.3 million, or 377%, to $15.5 million in the current nine–month period from $3.3 million during the nine months ended June 30, 2008. Increased assessment rates, an emergency five basis point assessment and to a lesser extent, increased deposit balances in the current period along with the use of available credits in the nine-month period ended June 30, 2008 resulted in the increased premiums.

Other operating expenses decreased $569 thousand, or 3%, to $17.9 million in the current nine-month period from $18.5 million in the same period of the prior year. The provision for mortgage reinsurance claims at decreased $2.1 million, which can be attributed to adequate reserves for expected losses and a decrease in the number of new loans requiring private mortgage insurance as a result of stricter lending standards. Costs associated with being a public company decreased $754 thousand in the current nine-month period when compared to the same period of the prior year. These costs were partially offset by a $1.1 million increase in expenses incurred associated with the increased paydowns of serviced loans.

Income Tax Expense. The provision for income taxes was $12.4 million in the nine-month period compared to $22.7 million for the nine-month period ended June 30, 2008, reflecting a $23.4 million decrease in pre-tax income between the two periods. The provision for the current nine-month period included $12.1 million of federal income tax provision and $329 thousand of state income tax provision. The $22.7 million provision for income taxes for the prior nine-month period includes a $1.7 million provision for state income tax. State income tax decreased $1.4 million in the nine-month period ended June 30, 2009 compared to the nine-month period ended June 30, 2008 primarily as a result of lower interest income taxable at the state level, which occurred as a result of both lower investable balances and lower interest rates (whose average yield during the nine-month periods ending June 30, 2009 and June 30, 2008, decreased 300 basis points to 0.31%, from 3.31%, respectively) during the current period. The state income tax provision is subtracted from income before income taxes when calculating the federal income tax provision. Our effective federal tax rate was 30.7% for the current period compared to 34.1% for the same period in the prior year. Our effective tax rate is below the federal statutory rate because of our ownership of bank-owned life insurance.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan sales, loan repayments, advances from the Federal Home Loan Bank of Cincinnati (FHLB Cincinnati), borrowings from the Federal Reserve Bank (FRB), and maturities and sales of securities. In addition, we have the ability to collateralize borrowings in the wholesale markets. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions and competition. The Association’s Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We seek to maintain a minimum liquidity ratio (which we compute as the sum of cash and cash equivalents plus unpledged investment securities for which ready markets exist, divided by total assets) of 2% or greater. For the nine-month period ended June 30, 2009, our liquidity ratio averaged 7.62%. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as June 30, 2009.

We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities and the objectives of our asset/liability management program.

Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2009, cash and cash equivalents totaled $172.8 million. Because we originate a significant amount of loans that qualify for sale in the secondary market, our loans held for sale represent highly liquid assets. At June 30, 2009, we had $263.2 million of loans classified as held for sale, of which $250.1 million have been committed for delivery under mandatory loan securitization/sale commitments with Fannie Mae. The remaining loans generally meet the requirements for delivery to Fannie Mae and were originated with the expectation of being securitized/sold at a future date. During the nine-month period ended June 30, 2009, we sold $1.68 billion of long-term, fixed rate loans. Investment securities classified as available-for-sale, which provide additional sources of liquidity, totaled $25.6 million at June 30, 2009. Also, at June 30, 2009 we had borrowings of $70.2 million and $120.0 million from the Federal Reserve Discount Window and the FHLB Cincinnati, respectively.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows (unaudited) included in our Unaudited Interim Consolidated Financial Statements.

At June 30, 2009, we had $443.2 million in loan commitments outstanding. In addition to commitments to originate loans, we had $2.38 billion in unused lines of credit to borrowers. Certificates of deposit due within one year of June 30, 2009 totaled $3.18 billion, or 37.5% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, other deposit products, including certificates of deposit, FHLB Cincinnati advances, or other collateralized borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2010. We believe, however, based on past experience, that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity is originating residential mortgage loans. During the nine-month period ended June 30, 2009, we originated $2.08 billion of residential first mortgage loans, and during the same period in the prior year, we originated $1.57 billion of residential first mortgage loans. We did not purchase securities during the nine-month period ended June 30, 2009, and purchased $230.8 million of securities during the same period in the prior year.

Financing activities consist primarily of activity in deposit accounts and, to a lesser extent, borrowings from the FRB’s Discount Window and FHLB Cincinnati advances. In the current nine-month period we experienced a net increase in total deposits of $236.4 million compared to a net increase of $40.9 million for the same period in the prior year. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. During the nine months ended June 30, 2009 our borrowings from external sources decreased $307.9 million to $190.2 million. This decrease in borrowed funds can be attributed to the success of our deposit gathering, the use of cash flows from the maturing investments in our securities portfolio and cash flows from the sales of loans in the secondary market.

On March 12, 2009, the Company announced its fourth stock repurchase program, which authorizes the repurchase of up to an additional 3,300,000 shares of the Company’s outstanding common stock. The plan has no expiration date and had 2,889,150 shares remaining to be purchased as of June 30, 2009. Purchases under the program will be subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses of capital, and our financial performance. Repurchased shares will be held as treasury stock and be available for general corporate use.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB Cincinnati and the FRB, which provide additional sources of funds. During the nine months ended June 30, 2009, we had $346.7 million of average outstanding borrowed funds whereas for the same period ended June 30, 2008, we had $1.2 million. At June 30, 2009, we had the ability to immediately borrow an additional $898.5 million from the FHLB Cincinnati. From the perspective of collateral value securing advances, our capacity limit for additional borrowings from the FHLB Cincinnati at June 30, 2009 was $1.81 billion, subject to satisfaction of the FHLB Cincinnati common stock ownership requirement. To satisfy the common stock ownership requirement we would have to increase our ownership of FHLB Cincinnati common stock by an additional $36.3 million. Also, at June 30, 2009, we had the ability to immediately borrow an additional $291.4 million under programs available through the FRB’s Discount Window.

The Association is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2009, The Association exceeded all regulatory capital requirements. The Association is considered “well capitalized” under regulatory guidelines.

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

As of June 30, 2009 the Association exceeded all regulatory requirements to be considered “Well Capitalized” as presented in the table below (dollar amounts in thousands).

	Actual		Required
	Amount	Ratio	Amount	Ratio
Total Capital to Risk Weighted Assets	$1,358,861	17.55%	$774,368	10.00%
Core Capital to Adjusted Tangible Assets	1,326,784	12.37	536,383	5.00
Tangible Capital to Tangible Assets	1,326,784	12.37	N/A	N/A
Tier 1 Capital to Risk-Weighted Assets	1,326,784	17.13	464,621	6.00

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

We sold $1.68 billion of loans during the nine-month period ended June 30, 2009. All of the loans sold were long-term, fixed-rate loans. These sales were undertaken to improve our interest rate risk position in the event of increases in market interest rates.

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

Net Portfolio Value. The Office of Thrift Supervision (OTS) requires the computation of amounts by which the net present value of an institution’s cash flow from assets, liabilities and off balance sheet items (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates. The OTS provides all institutions that file a Consolidated Maturity/Rate Schedule as a part of their quarterly Thrift Financial Report with an interest rate sensitivity report of NPV. The OTS simulation model uses a discounted cash flow analysis and an option-based pricing approach in measuring the interest rate sensitivity of NPV. The OTS model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumption that instantaneous changes (measured in basis points) occur at all maturities along the United States Treasury yield curve. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 2% to 3% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. On a quarterly basis the OTS provides us the results of the interest rate sensitivity model, which is based on information we provide to the OTS, to estimate the sensitivity of our NPV. The OTS calculations of the estimated changes in NPV of the Association as of June 30, 2009 are not currently available.

The following table presents our internal calculations of the estimated changes in the Association’s NPV at June 30, 2009 that would result from the designated instantaneous changes in the United States Treasury yield curve. In general, the assumptions used by the OTS are, by necessity, more generic as their modeling framework must fit and be adaptable to all institutions subject to its regulation. Our internal model is tailored specifically to our organization which, we believe, improves the accuracy of our internally prepared NPV estimates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Change in Interest Rates (basis points) (1)	Estimated NPV (2)	Estimated Increase (Decrease) in NPV		NPV as a Percentage of Present Value of Assets (3)
				NPV Ratio (4)	Increase (Decrease) (basis points)
		Amount	Percent
	(Dollars in thousands)
+300	$1,171,614	$(401,293)	-26%	11.24%	-291
+200	$1,353,406	$(219,501)	-14%	12.65%	-150
+100	$1,521,141	$(51,767)	-3%	13.88%	-27
—	$1,572,907	—	—	14.15%	—
-100	$1,487,501	$(85,406)	-5%	13.35%	-80
-200	$1,448,476	$(124,431)	-8%	12.94%	-121

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at June 30, 2009, in the event of an increase of 200 basis points in all interest rates, the Association would experience a 14% decrease in NPV. In the event of a 100 basis point decrease in interest rates, the Association would also experience a 5% decrease in NPV.

The following table is based on the calculations contained in the previous table, and sets forth the change in the NPV at a +200 basis point rate of shock at June 30, 2009, with comparative information as of September 30, 2008. By regulation the Association must measure and manage its interest rate risk for an interest rate shock of +/-200 basis points, whichever produces the largest decline in NPV.

	At June 30, 2009	At September 30, 2008
Risk Measure +200 bp Rate Shock

Pre-Shock NPV Ratio	14.15%	14.62%
Post-Shock NPV Ratio	12.65%	11.13%
Sesitivity Measure in basis points	-150	-349

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

Net Interest Income. In addition to NPV calculations, we analyze the our sensitivity to changes in interest rates through our internal net interest income model. Net interest income is the difference between the interest income earned on interest-earning assets, such as loans and securities, and the interest paid on interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what the Association’s net interest income would be for a twelve-month period using OTS Pricing Tables for assumptions such as loan prepayment rates and deposit decay rates, and the Bloomberg forward yield curve for assumptions as to projected interest rates. We then calculate what the net interest income would be for the same period in the event of an instantaneous 200 basis point increase in market interest rates. As of June 30, 2009, we estimated that the Association’s net interest income for the twelve months ending June 30, 2010 would decrease by 20% in the event of an instantaneous 200 basis point increase in market interest rates.

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

Under the supervision of and with the participation of the Company’s management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

On August 8, 2008, the Company appealed the decision of the Eighth District Court of Appeals to the Supreme Court of Ohio which then accepted the appeal on December 3, 2008. The record was then filed with the Ohio Supreme Court on January 2, 2009. The Company filed its Appellant Brief in February 2009 and the Appellee filed its Brief in April 2009. Oral argument was held on June 2, 2009.

On July 23, 2009, the Ohio Supreme Court reversed the appellate court’s decision and reinstated the trial court’s order granting the Company’s Motion for Judgment on the Pleadings which held that the Plaintiff, Greenspan, has no private right of action. The favorable decision to the Company on this matter is final.

Item 1A.	Risk Factors

In addition to the other information contained this Quarterly Report on Form 10-Q, the following risk factors represent material updates and additions to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2008, as filed with the Securities and Exchange Commission. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factors set forth below also are a cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

Any Future Increases in FDIC Insurance Premiums or FDIC Special Assessments Will Adversely Impact Our Earnings.

On May 22, 2009, the FDIC adopted a final rule levying a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. The special assessment is payable on September 30, 2009. We recorded an expense of $4,750,000 during the quarter ended June 30, 2009, to reflect the special assessment. The final rule permits the FDIC’s Board of Directors to levy up to two additional special assessments of up to five basis points each during 2009 if the FDIC estimates that the Deposit Insurance Fund reserve ratio will fall to a level that the FDIC’s Board of Directors believes would adversely affect public confidence or to a level that will be close to or below zero. The FDIC has publicly announced that it is probable that it will levy an additional special assessment of up to five basis points later in 2009, the amount and timing of which are currently uncertain. Any further special assessments that the FDIC levies will be recorded as an expense during the appropriate period. In addition, the FDIC materially increased the general assessment rate and, therefore, our FDIC general insurance premium expense will increase substantially compared to prior periods.

A Legislative Proposal Has Been Introduced That Would Eliminate our Primary Federal Regulator, Require the Association to Convert to a National Bank or State Bank, and Require Third Federal, MHC and the Holding Company to Become Bank Holding Companies.

The U.S. Treasury Department recently released a legislative proposal that would implement sweeping changes to the current bank regulatory structure. The proposal would create a new federal banking regulator, the National Bank Supervisor, and merge our current primary federal regulator, the Office of Thrift Supervision, as well as the Office of the Comptroller of the Currency (the primary federal regulator for national banks) into this new federal bank regulator. The proposal would also eliminate federal savings associations and require all federal savings associations, such as Third Federal, to elect, within six months of the effective date of the legislation, to convert to either a national bank, state bank or state savings association. A federal savings association that does not make the election would, by operation of law, be converted into a national bank within one year of the effective date of the legislation.

If Third Federal is required to convert to a national bank, Third Federal, MHC and the Holding Company would become bank holding companies subject to supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) as opposed to the Office of Thrift Supervision. The Federal Reserve has historically looked to Office of Thrift Supervision regulations in its regulation of mutual holding companies and processing of mutual holding company applications; however, it is not obligated to follow such regulations. One important Office of Thrift Supervision regulation that the Federal Reserve does not follow relates to the ability of mutual holding companies to waive the receipt of dividends declared on the common stock of their stock holding company or savings bank subsidiaries. While Office of Thrift Supervision regulations permit mutual holding companies to waive the receipt dividends, subject to filing a notice with the Office of Thrift Supervision and receiving its non-objection, the Federal Reserve’s current policy is to prohibit mutual holding companies from waiving the receipt of dividends so long as the subsidiary savings bank is well capitalized. Moreover, Office of Thrift Supervision regulations provide that it will not take into account the amount of waived dividends in determining an appropriate exchange ratio for minority shares in the event of the conversion of a mutual holding company to stock form. If the Office of Thrift Supervision is eliminated, the Federal Reserve becomes the exclusive regulator of mutual holding companies, and the Federal Reserve retains its current policy regarding dividend waivers by mutual holding companies, Third Federal, MHC would not be permitted to waive the receipt of dividends declared by the Holding Company. This would have an adverse impact on our ability to pay dividends and, consequently, the value of our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table summarizes our stock repurchase activity during the three months ended June 30, 2009 and the stock repurchase plan approved by our Board of Directors.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans
April 1, 2009 through April 30, 2009	15,500	$11.46	15,500	3,284,500
May 1, 2009 through May 31, 2009	44,850	11.26	44,850	3,239,650
June 1, through June 30, 2009	350,500	10.94	350,500	2,889,150

Total	410,850		410,850

1)	On March 12, 2009, the Company announced its fourth stock repurchase program which authorizes the repurchase of up to an additional 3,300,000 shares of the Company’s outstanding common stock. Purchases under the program will be subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses of capital, and our financial performance. Repurchased shares will be held as treasury stock and be available for general corporate use. The program has 2,889,150 shares yet to be purchased as of June 30, 2009.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.	Other Information

Not applicable

Item 6.

(a) Exhibits

31.1	Certification of chief executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of chief financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32	Certification of chief executive officer and chief financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TFS Financial Corporation

Dated: August 7, 2009	/s/ Marc A. Stefanski
Marc A. Stefanski
Chairman of the Board, President and Chief Executive Officer

Dated: August 7, 2009	/s/ David S. Huffman
David S. Huffman
Chief Financial Officer