Form 10-Q
period 2009-12-31
TFS Financial CORP
filed 2010-02-05
CIK 1381668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended December 31, 2009

or

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

As of February 5, 2010 there were 308,315,000 shares of the Registrant’s common stock, par value $0.01 per share, outstanding, of which 227,119,132 shares, or 73.66% of the Registrant’s common stock, were held by Third Federal Savings and Loan Association of Cleveland, MHC, the Registrant’s mutual holding company.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

TFS Financial Corporation

PART l – FINANCIAL INFORMATION

Item 1. Financial Statements

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

(In thousands, except share data)

	December 31, 2009	September 30, 2009
	(unaudited)
ASSETS

Cash and due from banks	$38,838	$20,823
Other interest-bearing cash equivalents	237,106	286,223

Cash and cash equivalents	275,944	307,046

Investment securities:
Available for sale (amortized cost $21,674 and $23,065, respectively)	21,946	23,434
Held to maturity (fair value $634,866 and $587,440, respectively)	627,414	578,331

	649,360	601,765

Mortgage loans held for sale (includes $58,272 and $40,436, measured at fair value, respectively)	98,210	61,170
Loans held for investment, net:
Mortgage loans	9,352,006	9,318,189
Other loans	7,358	7,107
Deferred loan fees, net	(11,775)	(10,463)
Allowance for loan losses	(97,280)	(95,248)

Loans, net	9,250,309	9,219,585

Mortgage loan servicing assets, net	40,716	41,375
Federal Home Loan Bank stock, at cost	35,620	35,620
Real estate owned	15,944	17,733
Premises, equipment, and software, net	63,959	65,134
Accrued interest receivable	37,997	38,365
Bank owned life insurance contracts	159,460	157,864
Other assets (includes $51,906 FDIC prepayment at December 31, 2009)	100,055	53,183

TOTAL ASSETS	$10,727,574	$10,598,840

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$8,607,417	$8,570,506
Borrowed funds	70,163	70,158
Borrowers’ advances for insurance and taxes	48,068	48,192
Principal, interest, and related escrow owed on loans serviced	142,909	105,719
Accrued expenses and other liabilities	107,820	58,400

Total liabilities	8,976,377	8,852,975

Commitments and contingent liabilities

Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 332,318,750 shares issued; 308,315,000 and 308,476,400 outstanding at December 31, 2009 and September 30, 2009, respectively	3,323	3,323
Paid-in capital	1,680,879	1,679,000
Treasury Stock, at cost; 24,003,750 and 23,842,350 shares at December 31, 2009 and September 30, 2009, respectively	(289,324)	(287,514)
Unallocated ESOP shares	(86,668)	(87,896)
Retained earnings—substantially restricted	460,633	456,875
Accumulated other comprehensive loss	(17,646)	(17,923)

Total shareholders’ equity	1,751,197	1,745,865

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,727,574	$10,598,840

See accompanying notes to consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(In thousands, except share and per share data)

	For the Three Months Ended
	December 31,
	2009	2008
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$107,048	$121,356
Investment securities available for sale	113	258
Investment securities held to maturity	5,073	9,342
Other interest and dividend earning assets	569	448

Total interest and dividend income	112,803	131,404

INTEREST EXPENSE:
Deposits	55,013	74,714
Borrowed funds	485	1,138

Total interest expense	55,498	75,852

NET INTEREST INCOME	57,305	55,552

PROVISION FOR LOAN LOSSES	16,000	10,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	41,305	45,552

NON-INTEREST INCOME
Fees and service charges, net of amortization	5,470	6,436
Net gain on the sale of loans	2,968	3,078
Increase in and death benefits from bank owned life insurance contracts	1,608	1,674
Income (loss) on private equity investments	115	(1,107)
Other	1,472	1,850

Total non-interest income	11,633	11,931

NON-INTEREST EXPENSE:
Salaries and employee benefits	21,171	20,157
Marketing services	2,025	3,525
Office property, equipment, and software	5,253	5,353
Federal insurance premium	4,209	2,010
State franchise tax	1,042	1,562
Real estate owned expense, net	1,735	1,973
Other operating expenses	4,664	5,639

Total non-interest expense	40,099	40,219

INCOME BEFORE INCOME TAXES	12,839	17,264

INCOME TAX EXPENSE	3,913	5,776

NET INCOME	$8,926	$11,488

Earnings per share - basic and diluted	$0.03	$0.04

Weighted average shares outstanding
Basic	299,658,526	303,432,538
Diluted	300,150,676	303,778,688

See accompanying notes to consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

Three Months Ended December 31, 2009 and 2008

(In thousands)

						Accumulated other comprehensive income (loss)
	Common stock	Paid-in capital	Treasury Stock	Unallocated common stock held by ESOP	Retained earnings	Unrealized gains/(losses) on securities	Pension obligation	Total shareholders’ equity
Balance at September 30, 2008	$3,323	1,672,953	(192,662)	(93,545)	462,190	157	(8,764)	$1,843,652
Comprehensive Income
Net income	—	—	—	—	11,488	—	—	11,488
Change in unrealized gains on securities available for sale, net of tax	—	—	—	—	—	152	—	152
Change in pension obligation, net of tax	—	—	—	—	—	—	132	132

Total comprehensive income	—	—	—	—	—	—	—	11,772
Purchase of treasury stock (16,085,200 shares)	—	—	(60,270)	—	—	—	—	(60,270)
ESOP shares allocated or committed to be released	—	435	—	1,586	—	—	—	2,021
Compensation costs for stock- based plans	—	1,539	—	—	—	—	—	1,539
Dividends paid to common shareholders ($0.05 per common share)	—	—	—	—	(3,870)	—	—	(3,870)

Balance at December 31, 2008	$3,323	1,674,927	(252,932)	(91,959)	469,808	309	(8,632)	$1,794,844

Balance at September 30, 2009	$3,323	1,679,000	(287,514)	(87,896)	456,875	240	(18,163)	$1,745,865
Comprehensive Income
Net income	—	—	—	—	8,926	—	—	8,926
Change in unrealized losses on securities available for sale, net of tax	—	—	—	—	—	(62)	—	(62)
Change in pension obligation, net of tax	—	—	—	—	—	—	339	339

Total comprehensive income	—	—	—	—	—	—	—	9,203
Purchase of treasury stock (161,400 shares)	—	—	(1,810)	—	—	—	—	(1,810)
ESOP shares allocated or committed to be released	—	194	—	1,228	—	—	—	1,422
Compensation costs for stock- based plans	—	1,644	—	—	—	—	—	1,644
Excess tax effect from stock- based compensation	—	41	—	—	—	—	—	41
Dividends paid to common shareholders ($0.07 per common share)	—	—	—	—	(5,168)	—	—	(5,168)

Balance at December 31, 2009	$3,323	1,680,879	(289,324)	(86,668)	460,633	178	(17,824)	$1,751,197

See accompanying notes to consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	For the Three Months Ended December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,926	$11,488
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	3,066	3,560
Depreciation and amortization	3,992	2,463
Provision for loan losses	16,000	10,000
Net gain on the sale of loans	(2,968)	(3,078)
Other net losses	3,718	2,737
Principal repayments on and proceeds from sales of loans held for sale	49,263	186,287
Loans originated for sale	(86,538)	(153,245)
Increase in and death benefits for bank owned life insurance contracts	(1,606)	(1,674)
Net (increase) decrease in interest receivable and other assets	(45,699)	10,855
Net increase in accrued expenses and other liabilities	50,146	48,892
Other	(176)	1,357

Net cash (used in) provided by operating activities	(1,876)	119,642

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans originated	(527,250)	(638,315)
Principal repayments on loans	351,264	280,637
Proceeds from sales, principal repayments and maturities of:
Securities available for sale	3,498	1,689
Securities held to maturity	58,257	39,601
Proceeds from sale of:
Loans	122,636	132,244
Real estate owned	5,339	2,128
Purchases of:
Securities available for sale	(2,105)	(406)
Securities held to maturity	(107,431)	—
Premises and equipment	(615)	(956)
Other	136	75

Net cash used in investing activities	(96,271)	(183,303)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	36,911	40,558
Net decrease in borrowers’ advances for insurance and taxes	(124)	(2,035)
Net increase (decrease) in principal and interest owed on loans serviced	37,190	(570)
Net increase in short term borrowed funds	5	29,507
Net increase in long-term borrowed funds	—	20,000
Purchase of treasury shares	(1,810)	(60,270)
Excess tax benefit related to stock-based compensation	41	—
Dividends paid to common shareholders	(5,168)	(3,870)

Net cash provided by financing activities	67,045	23,320

NET DECREASE IN CASH AND EQUIVALENTS	(31,102)	(40,341)
CASH AND CASH EQUIVALENTS—Beginning of period	307,046	132,379

CASH AND CASH EQUIVALENTS—End of period	$275,944	$92,038

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest on deposits	$57,405	$70,636
Cash paid for interest on borrowed funds	480	1,128
Cash paid for income taxes	5,500	—
SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to real estate owned	7,435	6,519

See accompanying notes to consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands unless otherwise indicated)

1. BASIS OF PRESENTATION

TFS Financial Corporation (the Holding Company), a federally chartered stock holding company, conducts its principal activities through its wholly owned subsidiaries. The principal line of business of TFS Financial Corporation and its subsidiaries (collectively, TFS Financial or the Company) is retail consumer banking, including mortgage lending, deposit gathering, and other insignificant financial services. On December 31, 2009, approximately 74% of the Holding Company’s outstanding shares were owned by a federally chartered mutual holding company, Third Federal Savings and Loan Association of Cleveland, MHC (Third Federal Savings, MHC). The thrift subsidiary of TFS Financial is Third Federal Savings and Loan Association of Cleveland (the Association).

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

The unaudited interim consolidated financial statements were prepared without an audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial condition of TFS Financial at December 31, 2009, and its results of operations and cash flows for the periods presented. In accordance with Regulation S-X for interim financial information, these statements do not include certain information and footnote disclosures required for complete audited financial statements. The Holding Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009 contains consolidated financial statements and related notes, which should be read in conjunction with the accompanying interim consolidated financial statements. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2010. We have evaluated subsequent events for potential recognition and/or disclosure through February 5, 2010, the date the consolidated financial statements were issued.

2. EARNINGS PER SHARE

The following is a summary of our earnings per share calculations.

	For the Three Months Ended December 31,
	2009			2008

	Income	Shares	Per share amount	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$8,926			$11,488
Income allocated to restricted stock units	(140)			(130)

Basic earnings per share:
Income available to common shareholders	$8,786	299,658,526	$0.03	$11,358	303,432,538	$0.04

Diluted earnings per share:
Effect of dilutive potential common shares	—	492,150		—	346,150

Income available to common shareholders	$8,786	300,150,676	$0.03	$11,358	303,778,688	$0.04

In June, 2008, the Financial Accounting Standards Board (FASB) issued additional accounting guidance, which we adopted on October 1, 2009, related to the treatment of participating securities for computing earnings per share (EPS). The guidance concludes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and are to be included in the computation of EPS using the two-class method. The two-class method allocates earnings separately for each class of stock and participating security. The Company’s restricted stock units contain nonforfeitable rights to dividend equivalents; therefore, the two-class method was applied to all periods presented. There was no change in calculated earnings per share for the three months ended December 31, 2008 as a result of applying the new method.

Earnings per share is computed by dividing the income available to common stockholders by the weighted average number of shares outstanding for the period. Outstanding shares include shares held by Third Federal Savings, MHC, shares held by the Third Federal Foundation, shares held by the Employee Stock Ownership Plan (ESOP), stock options and restricted stock units with a dilutive impact granted under the Company’s 2008 Equity Incentive Plan and shares held by the public, except that shares held by the ESOP that have not been allocated to participants or committed to be released for allocation to participants are excluded from the computations.

During the three months ended December 31, 2009 and 2008, respectively, unvested options to purchase 4,601,925 and 4,133,575 shares were outstanding; however, these shares were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

3. INVESTMENT SECURITIES

Investments available for sale are summarized as follows:

	December 31, 2009
		Gross
	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
U.S. government and agency obligations	$8,997	$267	$(27)	$9,237
Real estate mortgage investment conduits (REMICs)	3,520	34	(2)	3,552
Other	9,157	—	—	9,157

	$21,674	$301	$(29)	$21,946

	September 30, 2009
		Gross
	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
U.S. government and agency obligations	$9,000	$333	$—	$9,333
REMICs	5,017	41	(5)	5,053
Other	9,048	—	—	9,048

	$23,065	$374	$(5)	$23,434

Investments held to maturity are summarized as follows:

	December 31, 2009
		Gross
	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
Freddie Mac certificates	$7,960	$353	$—	$8,313
Ginnie Mae certificates	6,830	302	—	7,132
REMICs	602,511	7,907	(1,824)	608,594
Fannie Mae certificates	10,113	714		10,827

	$627,414	$9,276	$(1,824)	$634,866

	September 30, 2009
		Gross
	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
Freddie Mac certificates	$8,023	$422	$—	$8,445
Ginnie Mae certificates	7,161	329	—	7,490
REMICs	552,792	8,947	(1,331)	560,408
Fannie Mae certificates	10,355	742	—	11,097

	$578,331	$10,440	$(1,331)	$587,440

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans held for investment consist of the following:

	December 31,	September 30,
	2009	2009
Real estate loans:
Residential non-Home Today	$6,032,260	$5,990,283
Residential Home Today	288,842	291,692
Equity loans and lines of credit	2,973,938	2,983,003
Construction	97,199	94,287

Real estate loans	9,392,239	9,359,265
Consumer and other loans:
Auto	7	35
Loans on savings	5,630	5,295
Other	1,721	1,777

Consumer and other loans	7,358	7,107
Less:
Deferred loan fees—net	(11,775)	(10,463)
Loans-in-process	(40,233)	(41,076)
Allowance for loan losses	(97,280)	(95,248)

Loans held for investment, net	$9,250,309	$9,219,585

Home Today is an affordable housing program targeted to benefit low- and moderate-income home buyers. Through this program, prior to March 27, 2009, the Association provided loans to borrowers who would not otherwise qualify for our loan products, generally because of low credit scores. Although the credit profiles of borrowers in the Home Today program prior to March 27, 2009 might be described as sub-prime, Home Today loans generally contain the same features as loans offered to our non-Home Today borrowers. Borrowers in the Home Today program must complete financial management education and counseling and must be referred to the Association by a sponsoring organization with which the Association has partnered as part of the program. Borrowers must also meet a minimum credit score threshold. Because prior to March 27, 2009 the Association applied less stringent underwriting and credit standards to these loans, loans originated under the Home Today program prior to that date have greater credit risk than its traditional residential real estate mortgage loans. Effective March 27, 2009, the Home Today underwriting guidelines are substantially the same as our traditional first mortgage product. As of December 31, 2009, the balance of Home Today loans originated prior to March 27, 2009 was $287.4 million. The Association does not offer, and has not offered, loan products frequently considered to be designed to target sub-prime borrowers containing features such as higher fees or higher rates, interest only or negative amortization, a loan-to-value ratio greater than 100%, or option adjustable-rates.

Activity in the allowance for loan losses is summarized as follows:

	Three Months Ended December 31,
	2009	2008
Balance—beginning of period	$95,248	$43,796
Provision charged to income	16,000	10,000
Charge-offs	(14,216)	(5,045)
Recoveries	248	23

Balance—end of period	$97,280	$48,774

We assess the allowance for loan losses on a quarterly basis and make provisions for loan losses in order to maintain the allowance at a level we feel is sufficient to absorb credit losses in the portfolio. In light of the weak housing market, the current level of delinquencies and the instability in employment and economic prospects, we currently conduct an expanded loan level evaluation of our equity lines of credit which were delinquent 90 days or more and residential real estate loans and equity loans which were delinquent 180 days or more. This expanded evaluation supplemented, and was in addition to, our traditional evaluation procedures. Previously, these loans were part of large groups of homogenous loans which were collectively evaluated by portfolio for impairment in accordance with U.S. GAAP. Loans are charged off when we accept less than full payment as satisfaction for a loan; a foreclosure action is completed and the fair value of the collateral received is insufficient to satisfy the loan; management concludes the costs of foreclosure exceed the potential recovery; or, in the case of equity loans and lines of credit, management determines the collateral is not sufficient to satisfy the loan. As delinquencies in our portfolio identified in 2009 and 2008 have been resolved, we have experienced an increase in net charge-offs that have been applied against the allowance. We expect that, as current delinquencies in our portfolio are resolved, net charge-offs will continue at elevated levels.

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

The Company may enter into troubled debt restructurings; whereby, the terms of loans are modified for borrowers who, due to temporary financial setbacks, are unable to perform under the original terms of their loan contracts. Terms modified in troubled debt restructurings may include capitalization of delinquent payments, interest rate reductions, lengthened terms, extended maturity dates, or other adjustments that will facilitate successful fulfillment of the obligations and permit the borrowers to keep their homes. Loans modified in troubled debt restructurings are evaluated for impairment based on the present value of expected future cash flows discounted at the effective interest rate of the original loan. The average recorded investment in impaired loans, including those loans whose terms have been modified in troubled debt restructurings, was $237,993 and $125,776 for the three months ended December 31, 2009 and 2008, respectively. Interest income recognized on these loans during the time within the period that the loans were impaired was $505 for the three months ended December 31, 2009 and immaterial for the three-month period ended December 31, 2008. The recorded balance of impaired loans, including those whose terms have been modified in troubled debt restructurings, is summarized as follows:

	December 31, 2009	September 30, 2009
With specific reserves assigned to the loan balance	$135,163	$109,659
With no specific reserves assigned to the loan balance	121,713	109,451

Total	$256,876	$219,110

Allowance for loan losses on impaired loans	$31,805	$26,904

5. DEPOSITS

Deposit account balances are summarized as follows:

	December 31,	September 30,
	2009	2009
Negotiable order of withdrawal accounts	$1,004,181	$987,525
Savings accounts	1,340,705	1,227,326
Certificates of deposit	6,260,930	6,351,661

	8,605,816	8,566,512
Accrued interest	1,601	3,994

Total deposits	$8,607,417	$8,570,506

6. INCOME TAXES

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and city jurisdictions. With a few immaterial exceptions, we are no longer subject to federal and state income tax examinations for tax years prior to 2004. The State of Ohio has examined the Association through 2006 with no adjustment.

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

The components of net periodic benefit cost recognized in the statements of income are as follows:

	Three Months Ended December 31,
	2009	2008
Service cost	$995	$803
Interest cost	894	862
Expected return on plan assets	(725)	(723)
Amortization of net loss	537	219
Amortization of prior service cost	(15)	(15)

Net periodic benefit cost	$1,686	$1,146

There were no minimum employer contributions paid through December 31, 2009. Minimum employer contributions expected during the remainder of the fiscal year are $3,494.

8. EQUITY INCENTIVE PLAN

During the three months ended December 31, 2009 and 2008, the Company recorded $1,644 and $1,539, respectively, of stock-based compensation expense, comprised of stock option expense of $614 and $524, respectively and restricted stock units expense of $1,030 and $1,015 respectively.

At December 31, 2009, 4,601,925 shares were subject to options, with a weighted average exercise price of $11.76 per share and a weighted average grant date fair value of $3.02 per share. Expected future expense related to the 4,601,925 non-vested options outstanding as of December 31, 2009 is $10,351 over a weighted average of 4.94 years. At December 31, 2009, 1,698,650 restricted stock units, with a weighted average grant date fair value of $11.75 per unit are unvested. Expected future compensation expense relating to the 1,698,650 restricted stock units outstanding as of December 31, 2009 is $13,527 over a weighted average period of 5.7 years. Each unit is equivalent to one share of common stock.

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

At December 31, 2009, the Company had commitments to originate loans as follows:

Fixed-rate mortgage loans	$168,928
Adjustable-rate mortgage loans	3,801
Equity loans and lines of credit including bridge loans	12,821

Total	$185,550

At December 31, 2009, the Company had unfunded commitments outstanding as follows:

Equity lines of credit	$2,305,876
Construction loans	40,233
Private equity investments	13,913

Total	$2,360,022

The Company provides mortgage reinsurance on certain mortgage loans in its own portfolio, including Home Today loans and loans in its servicing portfolio, through contracts with two primary mortgage insurance companies. Under these contracts, the Company absorbs mortgage insurance losses in excess of a specified percentage of the principal balance of a given pool of loans, subject to a contractual limit, in exchange for a portion of the pools’ mortgage insurance premiums. At December 31, 2009, the maximum losses under the reinsurance contracts were limited to $16,166. The Company has incurred $471 of losses under these reinsurance contracts and has provided a liability for the remaining estimated losses totaling $5,892 as of December 31, 2009. Management believes it has made adequate provision for estimated losses. Based upon notice from our two primary mortgage insurance companies, no new contracts are being added to the Company’s risk exposure. Our insurance partners will retain all new mortgage insurance premiums and all new risk.

At December 31, 2009, the Company had $58,700 in commitments to securitize and sell mortgages.

In management’s opinion, the above commitments will be funded through normal operations.

10. FAIR VALUE

On October 1, 2008, the Company adopted FASB Accounting Standards Codification (ASC) No. 820, “Fair Value Measurements” (FASB ASC 820) as it applies to assets and liabilities measured on a recurring basis and to all financial assets and financial liabilities and FASB ASC 825, “The Fair Value Option for Financial Assets and Financial Liabilities.” On October 1, 2009, the Company adopted FASB ASC 820 as it applies to nonfinancial assets and nonfinancial liabilities measured at fair value on a non-recurring basis.

FASB ASC 820 establishes a framework for measuring fair value and expands disclosure requirements related to fair value measurements. Pursuant to FASB ASC 820, assets and liabilities at fair value are grouped into three levels, based on the transparency of inputs and the reliability of assumptions used to estimate fair value. The three levels of inputs are defined as follows:

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

FASB ASC 825 provides an option to elect fair value as an alternative measurement for selected financial assets and financial liabilities not previously recorded at fair value. In accordance with the provisions of FASB ASC 825, the Company elected the fair value option for mortgage loans classified as held for sale that are subject to pending loan securitization contracts entered into on or after October 1, 2008. The election is expected to reduce volatility in earnings related to timing issues on loan securitization contracts. No transition adjustment was required to the opening balance of retained earnings because the Company, as permitted under FASB ASC 825, applied the election prospectively.

At December 31, 2009, loans held for sale subject to pending securitization contracts had a fair value of $58,272 and an aggregate outstanding principal balance of $58,700. For the three months ended December 31, 2009, net gain on the sale of loans includes $1,250 of net loss related to changes in the fair value of loans held for sale subject to pending securitization contracts that are fully offset by equal amounts of gains or losses on the derivative securitization contracts. Net gain on the sale of loans for the three-month period ended December 31, 2009 includes $1,003 of expected gains on these loans that would have been recorded at the time of contract settlement, in the subsequent quarter, had the fair value election not been made. Interest income on mortgage loans held for sale is recorded in interest income on loans. Mortgage loans held for sale not included in securitization contracts continue to be recorded at the lower of cost or fair value. At December 31, 2009, these loans were reported at cost, a total of $39,938.

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

Loans Held for Investment - Loans held for investment are only subject to a fair value measurement under US GAAP when they are individually evaluated for impairment and that impairment is measured using the observable market price of the loan or the fair value of the collateral. Loans held for investment that have been restructured in troubled debt restructurings are individually evaluated for impairment using the present value of future cash flows based on the loan’s effective interest rate, which is not a fair value measurement. Impairment is measured based on the fair value of the collateral less estimated costs to sell for loans the Company considers to be collateral-dependent due to a delinquency status or other adverse condition severe enough to indicate that the borrower is unable to be relied upon as the continued source of repayment. The fair value of the collateral is based on a recent property valuation obtained from an automated valuation model, drive-by exterior appraisal, or broker price opinion. A valuation allowance is recorded by a charge to income for the excess of the carrying amount over fair value less estimated costs to sell. When the fair value less estimated costs to sell exceeds a loan’s carrying amount, the carrying amount is considered to approximate the fair value of that loan to the Company because contractually that is the maximum recovery the Company can expect. Loans individually evaluated for impairment based on the fair value of the collateral are included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis.

Real Estate Owned - Real estate owned includes real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of acquisition cost or fair value less estimated costs to sell. Fair value is estimated using third party appraisals. As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions. At December 31, 2009, real estate owned included $10,334 of properties measured at fair value reduced by $674 of estimated costs to sell those properties. Real estate owned measured at fair value is included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis.

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

Assets and liabilities carried at fair value on a recurring basis on the Consolidated Statement of Condition as of December 31, 2009 are summarized below.

		Fair Value Measurements at Reporting Date Using

	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment securities available for sale	$21,946	$9,157	$12,789	$—
Mortgage loans held for sale	58,272	—	58,272	—
Derivatives	1,243	—	1,046	197

Total	$81,461	$9,157	$72,107	$197

At December 31, 2009, derivatives classified within Level 3 of the hierarchy were $197, with a net loss of $121 recorded in other income for the three-month period ended December 31, 2009. This resulted in a $121 decrease to net assets for the three-month period ended December 31, 2009.

Summarized in the table below are those assets measured at fair value on a nonrecurring basis. This includes loans held for investment, other than those restructured in a troubled debt restructuring, that were individually evaluated for impairment, certain stratum of mortgage loan servicing assets which were found to have a fair value below amortized cost, and properties included in real estate owned that are carried at fair value less estimated costs to sell at the reporting date.

		Fair Value Measurements at Reporting Date Using

	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Loans held for investment, net	$160,547	$—	$—	$160,547
Real estate owned[1]	10,334	—	—	10,334
Mortgage loan servicing assets	2,141	—	—	2,141

Total	$173,022	$—	$—	$173,022

1 Amounts represent fair value measurements of properties before deducting estimated costs to sell.

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

	At December 31,		At September 30,
	2009		2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash on hand and in banks	$38,838	$38,838	$20,823	$20,823
Interest bearing deposits at other financial institutions	237,106	237,106	286,223	286,223
Investment securities:
Available for sale	21,946	21,946	23,434	23,434
Held to maturity	627,414	634,866	578,331	587,440
Mortgage loans held for sale	98,210	98,653	61,170	61,790
Loans-net:
Mortgage loans held for investment	9,242,951	9,372,352	9,212,478	9,551,261
Other loans	7,358	8,340	7,107	8,182
Federal Home Loan Bank stock	35,620	35,620	35,620	35,620
Private equity investments	4,821	4,821	4,706	4,706
Accrued interest receivable	37,997	37,997	38,365	38,365
Derivatives	1,243	1,243	318	318
Liabilities:
NOW and passbook accounts	$2,344,886	$2,344,886	$2,214,851	$2,214,851
Certificates of deposit	6,262,531	6,435,948	6,355,655	6,553,708
Borrowed funds	70,163	69,996	70,158	70,112
Borrowers’ advances for taxes and insurance	48,068	48,068	48,192	48,192
Principal and interest owed on loans serviced	142,909	142,909	105,719	105,719
Derivatives	—	—	204	204

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

Accrued Interest Receivable, Borrowers’ Advances for Insurance and Taxes, and Principal and Interest Owed on Loans Serviced—The carrying amount is a reasonable estimate of fair value.

Derivatives—Forward commitments on contracts to deliver mortgage-backed securities and commitments to originate loans to be held for sale are considered derivative investments and are carried at fair value in the accompanying financial statements. Fair value is estimated using quoted secondary market pricing for loan portfolios with similar characteristics.

Off-Balance-Sheet Lending Commitments—Fair values for off-balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standings. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of undisbursed lines of credit is based on fees currently charged for similar agreements or on estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. The carrying amount and fair value of off-balance sheet instruments is not material as of December 31, 2009.

11. DERIVATIVE INSTRUMENTS

The Company enters into forward commitments for the sale of mortgage loans principally to protect against the risk of adverse interest rate movements on net income. The Company recognizes the fair value of the contracts when the characteristics of those contracts meet the definition of a derivative. These derivatives are not designated in a hedging relationship; therefore, gains and losses are recognized immediately in the statement of income. In addition, the Company enters into commitments to originate loans, which when funded, will be classified as held for sale. Such commitments meet the definition of a derivative and are not designated in a hedging relationship; therefore, gains and losses are recognized immediately in the statement of income. The Company had no derivatives designated as hedging instruments under FASB ASC 815, “Derivatives and Hedging,” at December 31, 2009 or September 30, 2009.

The following table provides the location within the Consolidated Statements of Condition and fair values for derivatives not designated as hedging instruments.

	Asset Derivatives
	At December 31, 2009		At September 30, 2009
	Location	Fair Value	Location	Fair Value
Interest rate lock commitments	Other Assets	$197	Other Assets	$318
Forward commitments for the sale of mortgage loans	Other Assets	1,046	Other Assets	—

Total		$1,243		$318

	Liability Derivatives
	At December 31, 2009		At September 30, 2009
	Location	Fair Value	Location	Fair Value
Forward commitments for the sale of mortgage loans	Other Liabilities	—	Other Liabilities	204

Total		$—		$204

The following table summarizes the effect of derivative instruments not designated as hedging instruments.

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended December 31,
	Location of Gain or (Loss) Recognized in Income	2009	2008
Interest rate lock commitments	Other income	$(121)	$399

Forward commitments for the sale of mortgage loans	Net gain on the sale of loans	1,250	(1,971)

Total		$1,129	$(1,572)

12. RECENT ACCOUNTING PRONOUNCEMENTS

FASB Accounting Standards Update (ASU) 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (ASU 2010-06), clarifies and expands disclosure requirements related to fair value measurements. Disclosures are required for significant transfers between levels in the fair value hierarchy. Activity in Level 3 fair value measurements is to be presented on a gross, rather than net, basis. The update clarifies how the appropriate level of disaggregation should be determined and emphasizes that information sufficient to permit reconciliation between fair value measurements and line items on the financial statements should be provided. The update is effective for interim and annual reporting periods beginning after December 15, 2009 except for the expanded disclosures related to activity in Level 3 fair value measurements which are effective one year later. The Company will adopt ASU 2010-06 for the period beginning January 1, 2010 and does not expect the adoption to have a material effect on its consolidated financial statements.

FASB ASU 2010-02, “Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification” (ASU 2010-02), clarifies that the decrease in ownership provisions of Subtopic 810-10 applies to a subsidiary or group of assets that is a business or nonprofit activity, including transactions involving transfers and exchanges, and to a subsidiary that is not a business or nonprofit activity if no other guidance exists. The update also expands disclosures about the deconsolidation of a subsidiary or derecognition of a group of assets. ASU 2010-02 was adopted by the Company on October 1, 2009; it had no effect on the Company’s consolidated financial statements.

FASB ASU 2009-05, “Measuring Liabilities at Fair Value,” provides additional guidance on how to measure the fair value of a liability. When a quoted price in an active market for an identical liability is not available, an entity is required to measure fair value using a valuation technique that uses the quoted price of an identical liability when traded as an asset, the quoted price for a similar liability or a similar liability when traded as an asset, or another valuation technique that is consistent with the principles of Fair Value Measurements. The provisions of ASU 2009-05 were adopted by the Company on October 1, 2009 and did not have a material effect on its consolidated financial statements.

FASB ASC 810-10-25, the consolidation guidance related to variable interest entities (“VIEs”), was amended to modify the approach used to evaluate VIEs and add disclosure requirements about an enterprise’s involvement with VIEs. These provisions are effective at the beginning of an entity’s annual reporting period that begins after November 15, 2009 and for interim periods within that period. The company does not expect the adoption of this consolidation guidance to have a material effect on its consolidated financial statements.

FASB ASC 860, “Transfers and Servicing,” was amended to eliminate the concept of a “qualifying special-purpose entity” and change the requirements for derecognizing financial assets. The amendment requires additional disclosures intended to provide greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. This updated guidance is effective for fiscal years beginning after November 15, 2009. The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

FASB ASC 715-20-65, “Compensation – Retirement Benefits,” expands the disclosure requirements for plan assets of defined benefit pensions or other postretirement plans. For plans subject to this statement, entities are required to provide more detailed information about (1) investment policies and strategies, (2) categories of plan assets, (3) fair value measurements of plan assets, and (4) significant concentrations of risk. The provisions of FASB ASC 715-20-65 were adopted by the Company on October 1, 2009 and did not have a material effect on the Company’s consolidated financial statements.

FASB ASC 260-10-45, “Earnings per Share,” clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities, and; therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The provisions of FASB ASC 260-10-45 were adopted by the Company on October 1, 2009 and did not have a material effect on the Company’s consolidated financial statements.

FASB ASC 820-10-65-1, “Fair Value Measurements and Disclosures,” delays the effective date of FASB ASC 820 for non-recurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The Company applied the provisions of FASB ASC 820 to nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis beginning October 1, 2009. The application did not have a material effect on the Company’s consolidated financial statements.

FASB ASC 810-10, “Consolidation,” requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. The Company adopted the provisions of FASB ASC 810-10 on October 1, 2009; the adoption had no effect on its consolidated financial statements.

FASB ASC 805, “Business Combinations,” was amended to extend its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. Additionally, it expands required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. The Company will apply these accounting standards to business combinations with acquisition dates on or after October 1, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This report contains forward-looking statements, which can be identified by the use of such words as estimate, project, believe, intend, anticipate, plan, seek, expect and similar expressions. These forward-looking statements include:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans and prospects and growth and operating strategies;

•	statements concerning trends in our provision for loan losses and charge-offs;

•	statements regarding the asset quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.

These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following important factors that could affect the actual outcome of future events:

•	significantly increased competition among depository and other financial institutions;

•	inflation and changes in the interest rate environment that reduce our interest margins or reduce the fair value of financial instruments;

•	general economic conditions, either nationally or in our market areas, including unemployment prospects and conditions, that are worse than expected;

•	decreased demand for our products and services and lower revenue and earnings because of a recession;

•	adverse changes and volatility in the securities markets;

•	adverse changes and volatility in credit markets;

•	legislative or regulatory changes that adversely affect our business;

•	our ability to enter new markets successfully and take advantage of growth opportunities, and the possible short-term dilutive effect of potential acquisitions or de novo branches, if any;

•	changes in consumer spending, borrowing and savings habits;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board and the Public Company Accounting Oversight Board;

•	future adverse developments concerning Fannie Mae or Freddie Mac;

•	changes in monetary and fiscal policy of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board;

•	changes in policy and/or assessment rates of taxing authorities that adversely affect us;

•	changes in laws or governmental regulations affecting financial institutions, including changes in regulatory costs and capital requirements;

•	the timing and the amount of revenue that we may recognize;

•	changes in expense trends (including, but not limited to trends affecting non-performing assets, chargeoffs and provisions for loan losses);

•	the impact of the current governmental effort to restructure the U.S. Financial and regulatory system;

•	inability of third-party providers to perform their obligations to us;

•	adverse changes and volatility in real estate markets;

•	changes in our organization, or compensation and benefit plans; and

•	the strength or weakness of the real estate markets and of the consumer and commercial credit sectors and its impact on the credit quality of our loans and other assets.

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

Since being organized in 1938, we grew to become, prior to our initial public offering of stock in April 2007, the nation’s largest mutually-owned savings and loan association based on total assets. We credit our success to our continued emphasis on our primary values: “Love, Trust, Respect, and a Commitment to Excellence, along with some Fun.” Our values are reflected in our pricing of loan and deposit products. Our values are further reflected in the Broadway Redevelopment Initiative (a long-term revitalization program encompassing the three-mile corridor of the Broadway-Slavic Village neighborhood in Cleveland, Ohio where our main office is located) and the education programs we have established and/or supported. We intend to continue to support our customers.

The financial services industry continues to suffer high volatility and adverse financial conditions. Regionally high unemployment, widespread sub-prime mortgage lending, weak residential real estate values, capital and credit markets that remain at less than robust levels, and a general lack of confidence in the financial service sector of the economy as a result of recent bank failures present challenges for us. However, the current elevated levels of bank failures may provide opportunities for growth, including, but not limited to, the possibility of an FDIC-assisted acquisition of a bank that has been placed in receivership and that fits our strategic plan for growth.

Management believes that the following matters are those most critical to our success: (1) controlling our interest rate risk exposure; (2) monitoring and limiting our credit risk; (3) maintaining access to adequate liquidity and alternative funding sources; and (4) monitoring and controlling operating expenses.

Controlling Our Interest Rate Risk Exposure. Although followers of today’s economic environment are intensely focused on housing and credit issues, historically our greatest risk has been interest rate risk exposure. When we hold long-term, fixed-rate assets, funded by liabilities with shorter repricing characteristics, we are exposed to potentially adverse impact from rising interest rates. Generally, and particularly over extended periods of time that encompass full economic cycles, interest rates associated with longer terms have been higher than interest rates associated with shorter terms. This difference has been an important component of our net interest income and is fundamental to our operations. We manage the risk of holding long-term, fixed-rate mortgage assets by moderating the attractiveness of our loan offerings, thereby controlling the level of additions (new originations) to our portfolio, and by periodically selling long-term, fixed-rate mortgage loans in the secondary market to reduce the amount of those assets held in our portfolio. During the quarter ended December 31, 2009, we sold $170.8 million of long-term, fixed-rate mortgage loans compared to $321.0 million during the same period ended December 31, 2008. This change can be attributed to the decrease in loan production between the two periods. At December 31, 2009, we retained approximately $5.70 billion of long-term, fixed-rate mortgage loans in our mortgage loans held for investment portfolio. While there is no current evidence to indicate that interest rate increases are imminent, should a rapid and substantial increase occur in general market interest rates, it is probable that prospectively, the level of our net interest income would be adversely impacted. We can also manage interest rate risk with our equity lines of credit which have a variable interest rate. While the $2.67 billion in equity lines of credit at December 31, 2009 help manage interest rate risk, there is an incremental credit risk associated with them which is described below.

Monitoring and Limiting Our Credit Risk. While, historically, we had been successful in limiting our credit risk exposure by generally imposing high credit standards with respect to lending, the recent confluence of dramatically unfavorable regional and macro-economic events, coupled with our expanded participation in the second lien mortgage lending markets, has significantly refocused our attention with respect to credit risk. In response to the evolving economic landscape, we have continuously revised and updated our quarterly analysis and evaluation procedures for each category of our lending with the objective of identifying and recognizing all appropriate credit impairments. At December 31, 2009, more than 88% of our assets consisted of residential real estate loans and equity loans and lines of credit, the overwhelming majority of which were originated to borrowers in the states of Ohio and Florida. Our analytic procedures and evaluations include specific reviews of all equity lines of credit that become 90 or more days past due as well as specific reviews of all first mortgage loans and equity loans that become 180 or more days past due.

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

One aspect of our credit risk concern relates to the high percentage of our loans that are secured by residential real estate in the states of Ohio and Florida, particularly in light of the highly publicized difficulties that have arisen with respect to the real estate markets in those states. At December 31, 2009, approximately 77.2% and 20.8% of our residential, non-Home Today and construction loans were secured by properties in Ohio and Florida, respectively. Our 30 or more days delinquency ratios on those loans in Ohio and Florida at December 31, 2009 were 2.0% and 4.0%, respectively, compared to 2.4% for the non-Home Today portfolio as a whole. Also, at December 31, 2009, approximately 39.9% and 28.0% of our equity loans and lines of credit were secured by properties in Ohio and Florida, respectively. Our 30 days or more delinquency ratios on those loans in Ohio and Florida at December 31, 2009 were 2.3% and 4.3%, respectively, compared to 2.9% for the equity loans and lines of credit portfolio as a whole. While we focus our attention on, and are concerned with respect to the resolution of all loan delinquencies, as these ratios illustrate, our highest concern is centered on loans that are secured by properties in Florida. The “Allowance for Loan Losses” portion of the “Critical Accounting Policies” section that immediately follows this Overview provides additional details regarding our loan portfolio composition, delinquency statistics, our methodology in evaluating our loan loss provisions and the adequacy of our allowance for loan losses. As additional job losses are announced and unemployment levels continue to remain high, particularly in Ohio and Florida, and as Florida housing values continue to remain depressed due to prior overbuilding and speculation, which has resulted in considerable inventory on the market, we recognize that each of these factors are likely to result in elevated levels of delinquencies.

Our residential Home Today loans are another area of credit risk concern. Although these loans total $288.8 million at December 31, 2009 and comprise only 3.1% of our total loan portfolio balance, they comprise 32.3% of our total delinquencies and 33.4% of our 90 days or greater delinquencies. At December 31, 2009, approximately 95.9% and 3.8% of our residential, Home Today loans were secured by properties in Ohio and Florida, respectively. At December 31, 2009, the percentages of those loans delinquent 30 days or more in Ohio and Florida were 38.8% and 32.4%, respectively. The disparity between the portfolio composition ratio and delinquency ratio reflects the nature of the Home Today loans. Prior to March 27, 2009 these loans were made to customers who, generally because of poor credit scores, would not have otherwise qualified for our loan products. We do not offer, and have not offered, loan products frequently considered to be designed to target sub-prime borrowers containing features such as higher fees or higher rates, interest only or negative amortization, or low initial payment features with adjustable interest rates. Our Home Today loan products, which prior to March 27, 2009 were made to borrowers whose credit profiles might be described as sub-prime, generally contain the same features as loans offered to our non-Home Today borrowers. The overriding objective of our Home Today lending, just as it is with our non-Home Today lending, is to create successful homeowners. We have attempted to manage our Home Today credit risk by requiring that borrowers attend pre- and post-borrowing financial management education and counseling and that the borrowers be referred to us by a sponsoring organization with which we have partnered. Further, to manage the credit aspect of these loans, inasmuch as the majority of these buyers do not have sufficient funds for downpayments, some loans include private mortgage insurance. At December 31, 2009, 56.7% of Home Today loans include private mortgage insurance coverage. From a peak balance of $308.3 million at December 31, 2007, the total balance of the Home Today portfolio has slowly, but steadily, declined to $288.8 million at December 31, 2009. This trend generally reflects the evolving conditions in the mortgage real estate market and the tightening of standards imposed by issuers of private mortgage insurance. As part of our effort to manage credit risk, effective March 27, 2009, the Home Today underwriting guidelines are substantially the same as our traditional mortgage product. Inasmuch as most potential Home Today customers do not have sufficient funds for downpayments, the lack of available private mortgage insurance restricts our ability to extend credit. Unless and until lending standards and private mortgage insurance requirements loosen, we expect the Home Today portfolio to continue to decline in balance.

Maintaining Access to Adequate Liquidity and Alternative Funding Sources. For most insured depositories, customer and community confidence are critical to their ability to maintain access to adequate liquidity and to conduct business in an orderly fashion. The Company believes that maintaining high levels of capital is one of the most important factors in nurturing customer and community confidence. Accordingly, we have managed the pace of our growth in a manner that reflects our emphasis on high capital levels. At December 31, 2009, the Association’s ratio of core capital to adjusted tangible assets (a basic industry measure under which 5.00% is deemed to represent a “well capitalized” status) was 12.43%. We expect to continue to maintain a high capital ratio.

In managing its level of liquidity, the Company monitors available funding sources, which include attracting new deposits, borrowing from others, the conversion of assets to cash and the generation of funds through profitable operations. The Company has traditionally relied on retail deposits as its primary means in meeting its funding needs. At December 31, 2009, deposits totaled $8.61 billion, while borrowings totaled $70.2 million and borrowers’ advances and servicing escrows totaled $191.0 million, combined. In evaluating funding sources, we consider many factors, including cost, duration, current availability, expected sustainability, impact on operations and capital levels.

To attract deposits, we offer our customers attractive rates of return on our deposit products. Our deposit products typically offer rates that are highly competitive with the rates on similar products offered by other financial institutions. We intend to continue this practice.

We preserve the availability of alternative funding sources through various mechanisms. First, by maintaining high capital levels, we retain the flexibility to increase our balance sheet size without jeopardizing our capital adequacy. Effectively, this permits us to increase the rates that we offer on our deposit products thereby attracting more potential customers. Second, we pledge available real estate mortgage loans and investment securities with the Federal Home Bank of Cincinnati (“FHLB”) and the Federal Reserve Bank of Cleveland (“Federal Reserve”). At December 31, 2009, these collateral pledges support arrangements with the FHLB that provide for additional borrowing capacity of up to $2.30 billion (provided an additional investment in FHLB capital stock of up to $46.0 million is made) and up to $559.3 million at the Federal Reserve. Third, we invest in high quality marketable securities that exhibit limited market price variability, and to the extent that they are not needed as collateral for borrowings, can be immediately and efficiently sold in the institutional market and converted to cash. At December 31, 2009 our investment securities portfolio totaled $647.7 million. Fourth, a portion of the residential first mortgage loans that we originate are highly liquid as they can be sold/delivered to Fannie Mae. At December 31, 2009, our mortgage loans held for sale totaled $98.2 million. Finally, cash flows from operating activities have been a regular source of funds. During the three months ended December 31, 2009 and 2008, cash flows from operations totaled

$(1.9) million and $119.6 million, respectively. Cash flow from operations was adversely affected by the $51.9 million prepayment of FDIC deposit insurance assessments and a lower volume of loan sales from our held for sale portfolio in the current quarter.

Overall, while customer and community confidence can never be assured, the Company believes that our liquidity is adequate and that we have adequate access to alternative funding sources.

Monitoring and Controlling Operating Expenses. We continue to focus on managing operating expenses. Our annualized ratio of non-interest expense to average assets was 1.50% for the three months ended December 31, 2009. As of December 31, 2009 and 2008, our average assets per full-time employee were $11.1 million and $11.4 million, respectively and our average deposits per full-time employee were $8.9 million and $8.7 million, respectively. Based on industry statistics published by the Office of Thrift Supervision, we believe that each of these measures compares favorably with the averages for our peer group. Our average deposits held at our branch offices ($215.2 million per branch office as of December 31, 2009) contribute to our expense management efforts by limiting the overhead costs of serving our deposit customers. We will continue our efforts to control operating expenses as we grow our business.

While we devote a great deal of our attention to managing our operating expenses, certain costs are largely outside of our sphere of influence or control. One expense that has increased dramatically has been our Federal deposit insurance premium and assessments. On September 30, 2009 the FDIC filed a notice of proposed rulemaking which was adopted as a final rule on November 12, 2009, and amended its assessment regulations to require insured institutions to prepay, on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of calendar 2009 and for all of the calendar years 2010, 2011 and 2012. The $51.9 million prepayment was generally determined based upon an institution’s assessment rate in effect on September 30, 2009 and reflects a 5% annualized growth factor applied to the institution’s assessment base as well as an assessment rate increase of three cents per $100 of deposits effective January 1, 2011. In recognition of the industry’s current weakened condition, the prepayment is intended to preclude additional special assessments for the foreseeable future; however, such a prepayment requirement does not necessarily preclude the FDIC from changing assessment rates or from revising the risk-based assessment system, pursuant to the existing notice-and-comment rulemaking framework.

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

As described above, loans originated under the Home Today program have greater credit risk than traditional residential real estate mortgage loans. At December 31, 2009, we had $288.8 million of loans that were originated under our Home Today program, 38.5% of which were delinquent 30 days or more in repayments, compared to 2.4% in our portfolio of residential non-Home Today loans as of that date.

Equity loans and equity lines of credit generally have higher credit risk than traditional residential mortgage loans. These loans and lines are usually in a second lien position and when combined with the first mortgage, result in generally higher overall loan-to-value ratios. In a stressed housing market with increasing delinquencies and declining housing prices, such as currently exists, these higher loan-to-value ratios represent a greater risk of loss to the Company. A borrower with more equity in the property has a vested interest in keeping the loan current compared to a borrower with little or no equity in the property. In light of the weak housing market, the current level of delinquencies and the current instability in employment and economic prospects, we currently conduct an expanded loan level evaluation of our equity lines of credit which were delinquent 90 days or more. This expanded evaluation supplements, and is in addition to, our traditional evaluation procedures. As delinquencies in our portfolios are resolved, we are realizing an increase in net charge-offs related to equity lines of credit which are being applied against the allowance for loan loss. At December 31, 2009, we had $2.97 billion of equity loans and equity lines of credit outstanding, 2.9% of which were delinquent 90 days or more in repayments. Net charge-offs in this portfolio for the three months ended December 31, 2009 and 2008 were $10.0 million and $2.9 million, respectively.

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

The following table sets forth the composition of the loan portfolio, by type of loan at the dates indicated, excluding loans held for sale.

	December 31, 2009		September 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Real estate loans:
Residential non-Home Today	$6,032,260	64.2%	$5,990,283	64.0%	$6,349,237	66.7%
Residential Home Today	288,842	3.1	291,692	3.1	300,749	3.2
Equity loans and lines of credit (1)	2,973,938	31.6	2,983,003	31.8	2,748,103	28.9
Construction	97,199	1.0	94,287	1.0	107,161	1.1
Consumer and other loans:
Automobile	7	0.0	35	0.0	685	0.0
Other	7,351	0.1	7,072	0.1	8,267	0.1

Total loans receivable	9,399,597	100.0%	9,366,372	100.0%	9,514,202	100.0%

Deferred loan fees, net	(11,775)		(10,463)		(12,959)
Loans in process	(40,233)		(41,076)		(35,061)
Allowance for loan losses	(97,280)		(95,248)		(48,774)

Total loans receivable, net	$9,250,309		$9,219,585		$9,417,408

(1)	Includes bridge loans (loans where borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).

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

	At December 31, 2009			At September 30, 2009			At December 31, 2008
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)

Real estate loans:
Residential non-Home
Today	$26,612	27.3%	64.2%	$22,678	23.8%	64.0%	$6,381	13.1%	66.7%
Residential Home
Today	9,683	10.0	3.1	9,232	9.7	3.1	4,992	10.2	3.2
Equity loans and lines of credit (1)	56,208	57.8	31.6	57,594	60.5	31.8	35,303	72.4	28.9
Construction	4,776	4.9	1.0	5,743	6.0	1.0	2,098	4.3	1.1
Consumer and other loans:
Automobile loans	1	0.0	0.0	1	—	—	—	—	0.0
Other	—	—	0.1	—	—	0.1	—	—	0.1

Total allowance	$97,280	100.0%	100.0%	$95,248	100.0%	100.0%	$48,774	100.0%	100.0%

(1)	Includes bridge loans (loans where borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).

Our analysis for evaluating the adequacy of and the appropriateness of our loan loss provision and allowance for loan losses is continually refined as new information becomes available and actual loss experience is acquired. Based on our evaluation in the current quarter the total allowance for loan losses increased $2.0 million to $97.3 million at December 31, 2009. Also during the quarter a greater portion of the allowance for loan losses was allocated to our residential non-Home Today portfolio, as delinquencies continued to increase in that category, while a smaller portion of the allowance was allocated to equity loans and lines of credit as total delinquencies in that category were substantially unchanged. Additional discussion of non-performing loans as well as charge-offs appears later in this section.

In light of the weak housing market, the current level of delinquencies and the instability in employment and economic prospects, we expanded our loan evaluation methodology related to equity line of credit loans to include impairment evaluations for each equity line of credit loan that was 90 or more days past due. Our current loan level evaluation methodology related to closed-end real estate and equity loans includes impairment evaluations for each real estate and equity loan that is 180 or more days past due. As more delinquent loans are subjected to individual evaluation, the portion of the allowance for loan losses identified as specific reserves increases, and, as a result the loss experience factors used to evaluate the adequacy of the general loss reserve applicable to loans not evaluated for specific reserves decreases. Adjustments to the historical loss experience factors have been made in response to the weak real estate market, unemployment concerns in the Ohio market, an excess of available housing units in the Florida market, and uncertainties surrounding the future performance of restructured loans, and, as a result, the total loss allowance increased between December 31, 2009 and December 31, 2008.

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	As of and for the Three Months Ended
	December 31, 2009	September 30, 2009	December 31, 2008
	(Dollars in thousands)
Allowance balance (beginning of the period)	$95,248	$55,868	$43,796
Charge-offs:
Real estate loans:
Residential non-Home Today	2,777	2,156	1,025
Residential Home Today	1,019	1,099	989
Equity loans and lines of credit (1)	10,237	13,601	2,907
Construction	183	985	124
Consumer and other loans:		—
Automobile loans	—	—	—
Other	—	—	—

Total charge-offs	14,216	17,841	5,045

Recoveries:
Real estate loans:
Residential non-Home Today	5	131	—
Residential Home Today	23	—	2
Equity loans and lines of credit (1)	219	108	3
Construction	1	(18)	18
Consumer and other loans:		—
Automobile loans	—	—	—
Other	—	—	—

Total recoveries	248	221	23

Net charge-offs	(13,968)	(17,620)	(5,022)
Provision for loan losses	16,000	57,000	10,000

Allowance balance (at the end of the period)	$97,280	$95,248	$48,774

Ratios:
Net charge-offs (annualized) to average loans outstanding	0.59%	0.74%	0.21%
Allowance for loan losses to non-performing loans at end of the period	36.66%	37.24%	24.01%
Allowance for loan losses to total loans at end of the period	1.03%	1.02%	0.51%

(1)	Includes bridge loans (loans where borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).

The level of charge-offs in the equity loan and lines of credit category is not unexpected. The level of seriously delinquent loans in this portfolio has been increasing steadily. In light of the weak housing market and the instability in the employment and economic prospects in our primary lending markets, we conduct expanded loan level reviews of equity lines of credit. As these delinquencies have been resolved through pay-off, short sale or foreclosure, or management determines the collateral is not sufficient to satisfy the loan, uncollected balances have been charged against the allowance for loan losses previously provided. For the three months ended December 31, 2009, $10.0 million in net charge-offs for equity loans and lines of credit have been recorded compared to $2.9 million for the three-month period ended December 31, 2008. We continue to evaluate loans becoming delinquent for potential losses and record provisions for our estimate of those losses. We expect this higher level of charge-offs to continue as the higher level of delinquent loans are resolved in the future and uncollected balances are charged against the allowance.

The following table sets forth loan delinquencies by type and by amount at the dates indicated.

	Loans Delinquent For				Total
	30-89 Days		90 Days and Over
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2009
Real estate loans:
Residential non-Home Today	262	$31,697	776	$103,584	1,038	$135,281
Residential Home Today	262	22,658	963	88,492	1,225	111,150
Equity loans and lines of credit (1)	458	23,467	815	61,704	1,273	85,171
Construction	5	630	52	11,556	57	12,186
Consumer and other loans:
Automobile loans	1	0	3	2	4	2
Other	—	—	—	—	—	—

Total	988	$78,452	2,609	$265,338	3,597	$343,790

At September 30, 2009
Real estate loans:
Residential non-Home Today	253	$30,940	745	$100,061	998	$131,001
Residential Home Today	296	25,831	913	84,694	1,209	110,525
Equity loans and lines of credit (1)	491	26,072	793	59,351	1,284	85,423
Construction	7	1,465	56	11,638	63	13,103
Consumer and other loans:
Automobile loans	2	1	3	1	5	2
Other	—	—	—	—	—	—

Total	1,049	$84,309	2,510	$255,745	3,559	$340,054

At December 31, 2008
Real estate loans:
Residential non-Home Today	317	$34,797	480	$56,970	797	$91,767
Residential Home Today	347	31,464	758	69,937	1,105	101,401
Equity loans and lines of credit (1)	520	28,363	915	65,909	1,435	94,272
Construction	18	5,086	57	10,294	75	15,380
Consumer and other loans:
Automobile loans	5	11	—	—	5	11
Other	—	—	—	—	—	—

Total	1,207	$99,721	2,210	$203,110	3,417	$302,831

(1)	Includes bridge loans (loans where borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).

Loans delinquent 90 days or over have continued to increase. Loans delinquent 90 days or over increased 3.8% to $265.3 million at December 31, 2009, from $255.7 million at September 30, 2009 and increased 30.6% from $203.1 million at December 31, 2008. The inability of borrowers to repay their loans is primarily a result of rising unemployment and uncertain economic prospects in our primary lending markets. Inasmuch as job losses and unemployment levels both continue to increase, we expect some borrowers who are current on their loans at December 31, 2009 to experience payment problems in the future. The excess number of housing units available for sale in the market today also may limit their ability to sell a home they can no longer afford. In Florida, housing values continue to remain depressed due to prior rapid building and speculation, which is now resulting in considerable inventory on the market and may limit a borrower’s ability to sell a home. As a result, we expect the level of loans delinquent 90 days or over will increase in the future.

The following table sets forth the amounts and categories of our non-performing assets and troubled debt restructurings at the dates indicated.

	December 31, 2009	September 30, 2009	December 31, 2008
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
Residential non-Home Today	$103,584	$100,061	$56,970
Residential Home Today	88,492	84,694	69,937
Equity loans and lines of credit (1)	61,704	59,351	65,909
Construction	11,556	11,638	10,294
Consumer and other loans:
Automobile loans	2	1	—
Other	—	—	—

Total non-performing loans	265,338	255,745	203,110

Real estate owned	15,944	17,697	15,349

Total non-performing assets	$281,282	$273,442	$218,459

Troubled debt restructurings:
Real estate loans:
Residential non-Home Today	$30,545	$21,382	$1,331
Residential Home Today	32,591	20,918	588
Equity loans and lines of credit (1)	3,730	2,285	109
Construction		—	—
Consumer and other loans:
Automobile loans	—	—	—
Other	—	—	—

Total	$66,866	$44,585	$2,028

Ratios:
Total non-performing loans to total loans	2.82%	2.73%	2.13%
Total non-performing loans to total assets	2.47%	2.41%	1.87%
Total non-performing assets to total assets	2.62%	2.58%	2.01%

(1)	Includes bridge loans (loans where borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).

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

On December 31, 2009 our equity loans and lines of credit portfolio consisted of $283.9 million in equity loans (which includes $141.1 million of equity lines of credit which are in repayment), $15.4 million in bridge loans and $2.67 billion in equity lines of credit. The following table sets forth committed and drawn amounts, percent delinquent 90 days or more and the mean combined loan-to-value (CLTV) percent at the time of origination of our equity line of credit portfolio by geographical distribution as of December 31, 2009:

State	Committed Amount	Drawn Amount	Percent Delinquent 90 days or more	Mean CLTV Percent at Origination
	(Dollars in thousands)
Ohio	$2,261,762	$1,050,660	0.79%	63%
Florida	1,356,680	809,239	2.84%	63%
California	485,710	308,150	0.47%	68%
Other (1)	877,520	506,586	0.43%	64%

Total	$4,981,672	$2,674,635	1.31%	63%

(1)	No individual state has a committed or drawn balance greater than 5% of the total.

The following table represents committed and drawn amounts, percent delinquent 90 days or more and the mean CLTV percent at the time of origination of our equity line of credit portfolio by the year originated as of December 31, 2009:

Calendar Year Originated	Committed Amount	Drawn Amount	Percent Delinquent 90 days or more	Mean CLTV Percent at Origination
	(Dollars in thousands)
2000 and prior	$545,989	$234,648	1.03%	51%
2001	159,461	73,799	0.73%	66%
2002	280,495	124,167	1.50%	64%
2003	406,951	195,076	1.44%	68%
2004	269,826	128,597	4.05%	67%
2005	208,654	104,746	3.82%	68%
2006	472,626	266,057	2.95%	67%
2007	696,889	432,016	1.77%	68%
2008	1,344,146	821,656	0.31%	65%
2009	596,635	293,873	0.00%	57%

Total	$4,981,672	$2,674,635	1.31%	63%

Current CLTV of loans in the equity loans and lines of credit portfolio may be significantly different from the CLTV at origination as a result of changing home values.

As described above, in light of the weak housing market, the current level of delinquencies and the instability in employment and economic prospects, we currently conduct an expanded loan level evaluation of our equity lines of credit which are delinquent 90 days or more.

Mortgage Servicing Rights. Mortgage servicing rights represent the present value of the estimated future servicing fees expected to be received pursuant to the right to service loans in our loan servicing portfolio. Mortgage servicing rights are recognized as assets for both purchased rights and for the allocated value of retained servicing rights on loans sold. The most critical accounting policy associated with mortgage servicing is the methodology used to determine the fair value of capitalized mortgage servicing rights. A number of estimates affect the capitalized value and include: (1) the mortgage loan prepayment speed assumption; (2) the estimated prospective cost expected to be incurred in connection with servicing the mortgage loans; and (3) the discount factor used to compute the present value of the mortgage servicing right. The mortgage loan prepayment speed assumption is significantly affected by interest rates. In general, during periods of falling interest rates, mortgage loans prepay faster and the value of our mortgage servicing assets decreases. Conversely, during periods of rising rates, the value of mortgage servicing rights generally increases due to slower rates of prepayments. The estimated prospective cost expected to be incurred in connection with servicing the mortgage loans is deducted from the retained servicing fee (gross mortgage loan interest rate less amounts remitted to third parties such as investor pass-through rate, guarantee fee, and mortgage insurance fee) to determine the net servicing fee for purposes of capitalization computations. To the extent that prospective actual costs incurred to service the mortgage loans differ from the estimate, our future results will be adversely (or favorably) impacted. The discount factor selected to compute the present value of the servicing right reflects expected marketplace yield requirements.

The amount and timing of mortgage servicing rights amortization is adjusted quarterly based on actual results. In addition, on a quarterly basis, we perform a valuation review of mortgage servicing rights for potential decreases in value. This quarterly valuation review entails applying current assumptions to the portfolio classified by interest rates and, secondarily, by prepayment characteristics. At December 31, 2009, the capitalized value of our rights to service $7.3 billion of loans for others was $40.7 million, or 0.56% of the serviced loan portfolio.

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

We must assess the likelihood that tax positions resulting in material tax benefits would be upheld upon examination of a tax authority. A valuation allowance must be established for the amount determined to be not more likely than not to be realized. At December 31, 2009, we have not identified any tax positions that are not more likely than not to be realized upon examination.

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

Stock-Based Compensation. We recognize the cost of associate and director services received in exchange for awards of equity instruments based on the grant date fair value of those awards in accordance with FASB ASC 718, “Compensation—Stock Compensation.”

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

Comparison of Financial Condition at December 31, 2009 and September 30, 2009

Total assets increased $128.7 million, or 1%, to $10.73 billion at December 31, 2009 from $10.60 billion at September 30, 2009. This change was the result of increases in our loan portfolio, other assets and investment securities offset by a decrease in cash and cash equivalents.

Cash and cash equivalents decreased $31.1 million, or 10%, to $275.9 million at December 31, 2009 from $307.0 million at September 30, 2009. This change can be attributed to the reinvestment of our most liquid assets into investment securities, loan products that provide higher yields along with longer maturities and funding the prepaid FDIC assessment.

Investment securities held to maturity increased $49.1 million, or 8%, to $627.4 million at December 31, 2009 from $578.3 million at September 30, 2009. This net increase reflected our reinvestment of cash equivalents into assets offering slightly higher returns, with limited risk of asset life extension should market rates increase. During the three-month period we purchased $109.5 million in investment securities. There were no sales of investment securities as only principal paydowns occurred in this mortgage-backed security portfolio. Paydowns on mortgage-backed securities continue to increase due to the historically low mortgage interest rates and can be expected to continue, although at perhaps a slower pace, as borrowers take advantage of lower rates.

Loans held for investment, net, increased $30.7 million, or less than 1%, to $9.25 billion at December 31, 2009 from $9.22 billion at September 30, 2009. Residential mortgage loans increased $39.1 million during the three months ended December 31, 2009, which reflected $170.8 million in sales during that time period. Through the sales of loans in the secondary market we can improve our interest rate risk position in the event of increases in market interest rates.

Other assets increased $46.9 million, or 88%, to $100.1 million at December 31, 2009 from $53.2 million at September 30, 2009. This increase is largely the result of a $51.9 million prepayment of FDIC deposit insurance assessments.

Deposits increased $36.9 million, or less than 1%, to $8.61 billion at December 31, 2009 from $8.57 billion at September 30, 2009. The increase in deposits was the result of a $123.8 million increase in our high-yield savings accounts (a subcategory of our savings accounts) and high-yield checking accounts offset by a $ 90.7 million decrease in our certificates of deposit for the three-month period ended December 31, 2009. We have focused on promoting our high-yield savings accounts as well as our high-yield checking accounts as we believe that these types of deposit products provide a stable source of funds. In addition, our high yield savings accounts are expected to reprice in a manner similar to our equity loan products, and; therefore, assist us in managing interest rate risk.

The $37.2 million increase in principal, interest and related escrows owed on loans serviced, to $142.9 million at December 31, 2009 from $105.7 million at September 30, 2009, is related to the timing of when payments have been collected from borrowers for loans we service for other investors and when those funds are remitted to the investors and to the appropriate taxing agencies. Principal and interest collected increased $35.6 million, combined with an increase of $1.6 million in retained tax and insurance payments collected from borrowers in the current period. Principal and interest will fluctuate based on normal curtailments and paydowns but low mortgage interest rates have increased the amount of refinancing activity resulting in a larger amount of paydowns.

The $49.4 million increase in accrued expenses and other liabilities, to $107.8 million at December 31, 2009 from $58.4 million at September 30, 2009 reflects the in-transit status of $46.5 million of real estate tax payments that have been collected from borrowers and will be remitted to various taxing agencies.

Shareholders’ equity increased $5.3 million, to $1.75 billion at December 31, 2009 from September 30, 2009. This reflects $8.9 million of net income during the three-month period reduced by $5.2 million in dividends paid on our shares of common stock (other than the shares held by Third Federal Savings, MHC and unallocated ESOP shares). The remainder of the change reflects the repurchase of outstanding common stock, and adjustments related to the allocation of shares of our common stock related to awards under the stock-based compensation plan and the ESOP.

Comparison of Operating Results for the Three Months Ended December 31, 2009 and 2008

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

	Three Months Ended December 31, 2009				Three Months Ended December 31, 2008
	Average Balance	Interest Income/ Expense		Yield/ Cost (1)	Average Balance	Interest Income/ Expense		Yield/ Cost (1)
	(Dollars in thousands)

Interest-earning assets:
Other interest-bearing cash equivalents	$279,740	$165		0.24%	$1,526	$7		1.83%
Investment securities	16,893	87		2.06%	17,309	128		2.96%
Mortgage-backed securities	610,522	5,099		3.34%	812,125	9,472		4.67%
Loans	9,454,267	107,048		4.53%	9,539,296	121,356		5.09%
Federal Home Loan Bank stock	35,620	404		4.54%	35,620	441		4.95%

Total interest-earning assets	10,397,042	112,803		4.34%	10,405,876	131,404		5.05%

Noninterest-earning assets	297,271				332,720

Total assets	$10,694,313				$10,738,596

Interest-bearing liabilities:
NOW accounts	$984,723	1,535		0.62%	$1,092,378	3,945		1.44%
Savings accounts	1,283,810	3,397		1.06%	1,142,467	5,766		2.02%
Certificates of deposit	6,295,373	50,081		3.18%	6,072,223	65,003		4.28%
Borrowed funds	70,007	485		2.77%	373,998	1,138		1.22%

Total interest-bearing liabilities	8,633,913	55,498		2.57%	8,681,066	75,852		3.50%

Noninterest-bearing liabilities	297,738				238,827

Total liabilities	8,931,651				8,919,893
Shareholders’ equity	1,762,662				1,818,703

Total liabilities and shareholders’ equity	$10,694,313				$10,738,596

Net interest income		$57,305				$55,552

Interest rate spread (2)				1.77%				1.55%

Net interest-earning assets (3)	$1,763,129				$1,724,810

Net interest margin (4)		2.20	%(1)			2.14	%(1)

Average interest-earning assets to average interest-bearing liabilities	120.42%				119.87%

Selected performance ratios:
Return on average assets		0.33	%(1)			0.43	%(1)
Return on average equity		2.03	%(1)			2.53	%(1)
Average equity to average assets		16.48%				16.94%

(1)	Annualized
(2)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by total interest-earning assets.

General. Net income decreased $2.6 million, or 22%, to $8.9 million in the quarter ended December 31, 2009 compared to $11.5 million for the quarter ended December 31, 2008. The change in net income is largely the result of an increase in the provision for loan losses offset by an increase in net interest income.

Interest Income. Interest income decreased $18.6 million or 14%, to $112.8 million in the current quarter compared to $131.4 million for the same quarter in the prior year. The decrease in interest income resulted primarily from decreases in interest income from loans and mortgage backed securities.

Interest income on mortgage-backed securities decreased $4.4 million, or 46%, to $5.1 million compared to $9.5 million for the same quarter in the prior year. The change resulted from a lower average balance of mortgage-backed securities to $610.5 million compared to $812.1 million for the same quarter of the prior year. Paydowns on mortgage-backed securities increased due to historically low mortgage interest rates. The average yield on mortgage-backed securities decreased 133 basis points to 3.34% compared to 4.67% for the same quarter in the prior year as interest rates on adjustable-rate securities reset to lower current rates and higher rate, fixed-rate securities experienced accelerated paydowns.

Interest income on loans decreased $14.3 million, or 12%, to $107.0 million compared to $121.4 million for the same quarter in the prior year. This change can be attributed to a 56 basis point decrease in the yield to 4.53% from 5.09% as historically low interest rates have increased the amount of refinance activity. In addition, the average balance of loans decreased $85.0 million to $9.45 billion compared to $9.54 billion as repayments and sales exceeded new loan production.

Interest Expense. Interest expense decreased $20.4 million, or 27%, to $55.5 million in the current quarter compared to $75.9 million for the quarter ended December 31, 2008. The change resulted primarily from a decrease in interest expense on NOW accounts, savings accounts and certificates of deposit combined with a modest decrease in interest expense on borrowed funds.

Interest expense on NOW accounts decreased $2.4 million, or 61%, to $1.5 million from $3.9 million. The decrease was caused primarily by an 82 basis point decrease in the average rate we paid on NOW accounts to 0.62% compared to 1.44%. We decreased rates on deposits in response to decreases in short-term market interest rates. In addition, the average balance of NOW accounts decreased $107.7 million, or 10%, to $984.7 million compared to $1.09 billion as existing customers converted NOW accounts to certificates of deposit and savings accounts.

Interest expense on savings accounts decreased $2.4 million, or 41%, to $3.4 million in the current quarter compared to $5.8 million in the quarter ended December 31, 2008. The decrease was primarily the result of a 96 basis point decrease in the yield to 1.06% compared to 2.02% for the same quarter last year. This was offset by a $141.3 million, or 12% increase in the average balance of savings accounts, to $1.28 billion in the current quarter, compared to $1.14 billion in the same quarter last year, reflecting customer preference for savings accounts when rates are comparable to our short-term certificates of deposit.

Interest expense on certificates of deposit decreased $14.9 million, or 23%, to $50.1 million in the current quarter compared to $65.0 million for the quarter ended December 31, 2008. The change was attributed to a 110 basis point decrease in the average rate we paid on certificates of deposit to 3.18% from 4.28% partially offset by a $223.2 million or 4% increase in the average balance to $6.30 billion from $6.07 billion for the same quarter of the prior year as customers were attracted to the certainty of yields provided by certificates of deposit. Rates were adjusted on deposits in response to changes in general market rates as well as to changes in the rates paid by our competition on short-term certificates of deposit.

Net Interest Income. Net interest income increased $1.8 million, or 3%, to $57.3 million in the current quarter from $55.6 million for the quarter ended December 31, 2008. As net interest income increased during the quarter, we experienced an improvement of our interest rate spread which increased 22 basis points to 1.77% compared to 1.55% for the same quarter last year. Our net interest margin increased six basis points to 2.20% compared to 2.14% for the same quarter last year.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level we consider necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. In determining the level of the allowance for loan losses, we consider past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of non-performing and other classified loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or conditions change. We assess the allowance for loan losses on a quarterly basis and make provisions for loan losses in order to maintain the allowance. Recent economic issues, including high levels of unemployment are challenging our borrowers’ ability to repay their loans at a time when housing prices are weak, in part as a consequence of the collapse of the sub-prime mortgage market, make it difficult to sell their homes. This limits the ability of many borrowers to self-cure a delinquency.

Based on our evaluation of the above factors, we recorded a provision for loan losses of $16.0 million in the current quarter and a provision of $10.0 million in the quarter ended December 31, 2008. The provisions recorded exceeded net charge-offs of $14.0 million and $5.0 million in the quarters ended December 31, 2009 and 2008, respectively. The increased level of charge-offs in the portfolio is not unexpected. As increasing delinquencies in the portfolio have been resolved through pay-off, short sale or foreclosure, or management determines the collateral is not sufficient to satisfy the loan, uncollected balances have been charged against the allowance for loan losses previously provided. The allowance for loan losses was $97.3 million, or 1.03% of total loans receivable, at December 31, 2009, compared to $95.2 million, or 1.02% of total loans receivable, at September 30, 2009, and further compared to $48.8 million or 0.51% of total loans receivable at December 31, 2008. Non-performing loans increased by $9.6 million to $265.3 million, or 2.82% of total loans, at December 31, 2009 from $255.7 million, or 2.73% of total loans, at September 30, 2009, and, further, non-performing loans increased by $62.2 million compared to $203.1 million, or 2.13% of total loans, at December 31, 2008.

Of the $9.6 million increase in non-performing loans from September 2009 to December 31, 2009, the largest increase was in our Home Today program, which increased $3.8 million, or 4.5%, during the three-month period. As of December 31, 2009, our Home Today portfolio was $288.8 million, compared to $291.7 million at September 30, 2009 and $300.7 million at December 31, 20008. This increase in non-performing loans has been taken into account in determining our provision for loan losses. Under the Home Today program, prior to March 27, 2009 we offered loans with our standard terms to borrowers who might not otherwise qualify for such loans, generally because of lower credit scores. To qualify for our Home Today program, a borrower must complete financial management education and counseling and must be referred to us by a sponsoring organization with whom we have partnered as part of the program. Borrowers in the Home Today program are not charged higher fees or interest rates than non-Home Today borrowers. While loans under the Home Today program do have higher risk characteristics than non-Home Today loans, we do not classify Home Today as sub-prime lending because borrowers are offered the same interest rates and charged the same fees as non-Home Today borrowers. Effective March 27, 2009, the Home Today underwriting guidelines are substantially the same as our traditional mortgage product.

Non-performing loans in our non-Home Today portfolio increased $3.5 million, or 3.5% during the three-month period ended December 31, 2009. The increase in our residential, non-Home Today portfolio was general in nature and reflective of the general market conditions with specific negative implications in the housing markets of our primary geographic operating areas. While this increase is noteworthy, as a percentage of the balance of our non-Home Today portfolio, the non-performing loan balance of $103.6 million is 1.72%, which, to the best of our belief, compares favorably with peer industry averages.

Non-performing equity loans and lines of credit increased $2.4 million, or 4%, during the three-month period ended December 31, 2009 despite $10.2 million of uncollected balances having been charged off against the allowance for loan loss in the current thee-month period. As of December 31, 2009, our equity loans and lines of credit portfolio was $2.97 billion, compared to $2.98 billion at September 30, 2009. We believe that non-performing equity loans and lines of credit are, on a relative basis, of greater concern than non-Home Today loans as these loans and lines of credits generally hold subordinated positions and accordingly, represent a higher level of risk. The non-performing balances of equity loans and lines of credit were $61.7 million or 2.07% of the equity loans and lines of credit portfolio at December 31, 2009, $59.4 million or 1.99% at September 30, 2008 and $65.9 million or 2.40% at December 31, 2008. Increased charge offs combined with increased principal balances in the equity loans and lines of credit portfolio result in lower percentages of non-performing loans at December 31, 2009 and September 30, 2009 when compared to December 31, 2008. In light of the current housing market in our primary geographic markets and the continued deterioration of our portfolio delinquency statistics, we will continue to closely monitor the loss performance of this category.

We used the same general methodology in assessing the allowance at the end of each three-month period, which includes an expanded loan level evaluation of our equity lines of credit delinquent 90 or more days and residential real estate and equity loans delinquent 180 or more days. We believe we have recorded all losses that are both probable and reasonable to estimate for the three months ended December 31, 2009 and 2008.

Income Tax Expense. The provision for income taxes was $3.9 million in the current quarter compared to $5.8 million for the quarter ended December 31, 2008. The provision for income taxes included $3.9 million and $5.7 million in federal income taxes for the three-month periods ended December 31, 2009 and 2008, respectively. The state income tax provision is subtracted from income before income taxes when calculating the federal income tax provision. Our effective federal tax rate was 30.5% for the current quarter compared to 33.1% for the quarter ended December 31, 2008. Our provision for income taxes in the current quarter reflects our expectations for the full fiscal year. Our current estimate for the fiscal year ending September 30, 2010, is that our federal effective income tax rate will be 30.5%. Our effective tax rate is below the federal statutory rate because of our ownership of bank-owned life insurance.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan sales, loan repayments, advances from the Federal Home Loan Bank of Cincinnati (FHLB Cincinnati), borrowings from the Federal Reserve Bank (FRB), and maturities and sales of securities. In addition, we have the ability to collateralize borrowings in the wholesale markets. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions and competition. The Association’s Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We seek to maintain a minimum liquidity ratio (which we compute as the sum of cash and cash equivalents plus unpledged investment securities for which ready markets exist, divided by total assets) of 2% or greater. For the three-month period ended December 31, 2009, our liquidity ratio averaged 8.08%. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as December 31, 2009.

We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities and the objectives of our asset/liability management program.

Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2009, cash and cash equivalents totaled $275.9 million. Because we originate a significant amount of loans that qualify for sale in the secondary market, our loans held for sale represent highly liquid assets. At December 31, 2009, we had $98.2 million of loans classified as held for sale, of which $58.7 million have been committed for delivery under mandatory loan securitization/sale commitments with Fannie Mae. The remaining loans generally meet the requirements for delivery to Fannie Mae and were originated or refinanced with the expectation of being securitized/sold at a future date. During the three-month period ended December 31, 2009, we sold $170.8 million of long-term, fixed rate loans. Investment securities classified as available-for-sale, which provide additional sources of liquidity, totaled $21.9 million at December 31, 2009. Also, at December 31, 2009 we had borrowings of $70.2 million from the FHLB Cincinnati.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows (unaudited) included in our Unaudited Interim Consolidated Financial Statements.

At December 31, 2009, we had $185.6 million in loan commitments outstanding. In addition to commitments to originate loans, we had $2.31 billion in unused lines of credit to borrowers. Certificates of deposit due within one year of December 31, 2009 totaled $3.15 billion, or 36.6% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, other deposit products, including certificates of deposit, FHLB Cincinnati advances, or other collateralized borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2010. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity is originating residential mortgage loans. During the three-month period ended December 31, 2009, we originated $432.9 million of residential first mortgage loans, and during the same period in the prior year, we originated $384.8 million of residential first mortgage loans. We purchased $109.5 million of securities during the three-month period ended December 31, 2009. No securities were purchased during the same period in the prior year.

Financing activities consist primarily of activity in deposit accounts and, to a lesser extent, borrowings from the FRB’s Discount Window and FHLB Cincinnati advances. In the current three-month period we experienced a net increase in total deposits of $36.9 million compared to a net increase of $40.6 million for the same period in the prior year. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. There was no change in our borrowings from external sources during the three months ended December 31, 2009.

On March 12, 2009, the Company announced its fourth stock repurchase program, which authorizes the repurchase of up to an additional 3,300,000 shares of the Company’s outstanding common stock. The plan has no expiration date and had 2,156,250 shares remaining to be purchased as of December 31, 2009. Purchases under the program will be subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses of capital, and our financial performance. Repurchased shares will be held as treasury stock and be available for general corporate use.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB Cincinnati and the FRB, which provide additional sources of funds. During the three months ended December 31, 2009, we had $70.0 million of average outstanding borrowed funds whereas for the same period ended December 31, 2008, we had $374.0 million. At December 31, 2009, we had the ability to immediately borrow an additional $898.5 million from the FHLB Cincinnati. From the perspective of collateral value securing advances, our capacity limit for additional borrowings from the FHLB Cincinnati at December 31, 2009 was $2.30 billion, subject to satisfaction of the FHLB Cincinnati common stock ownership requirement. To satisfy the common stock ownership requirement we would have to increase our ownership of FHLB Cincinnati common stock by an additional $46.0 million. Also, at December 31, 2009, we had the ability to immediately borrow an additional $559.3 million under programs available through the FRB’s Discount Window.

The Association is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2009, the Association exceeded all regulatory capital requirements. The Association is considered “well capitalized” under regulatory guidelines.

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

As of December 31, 2009 the Association exceeded all regulatory requirements to be considered “Well Capitalized” as presented in the table below (dollar amounts in thousands).

	Actual		Required
	Amount	Ratio	Amount	Ratio
Total Capital to Risk Weighted Assets	$1,392,152	18.27%	$762,114	10.00%
Core Capital to Adjusted Tangible Assets	1,326,709	12.43	533,525	5.00
Tangible Capital to Tangible Assets	1,326,709	12.43	N/A	N/A
Tier 1 Capital to Risk-Weighted Assets	1,326,709	17.41	457,269	6.00

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

We have sought to manage our interest rate risk in order to control the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset-liability management, we currently use the following strategies to manage our interest rate risk:

(i)	securitizing and selling long-term, fixed-rate, one- to four-family residential real estate mortgage loans;

(ii)	actively marketing adjustable-rate loans;

(iii)	lengthening the weighted average remaining term of major funding sources, primarily by offering attractive interest rates on deposit products;

(iv)	investing in shorter- to medium-term securities; and

(v)	maintaining high levels of capital.

We sold $170.8 million of loans during the three-month period ended December 31, 2009. All of the loans sold were long-term, fixed-rate loans. These sales were undertaken to improve our interest rate risk position in the event of increases in market interest rates.

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

Net Portfolio Value. The Office of Thrift Supervision (OTS) requires the computation of amounts by which the net present value of an institution’s cash flow from assets, liabilities and off balance sheet items (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates. The OTS provides all institutions that file a Consolidated Maturity/Rate Schedule as a part of their quarterly Thrift Financial Report with an interest rate sensitivity report of NPV. The OTS simulation model uses a discounted cash flow analysis and an option-based pricing approach in measuring the interest rate sensitivity of NPV. The OTS model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumption that instantaneous changes (measured in basis points) occur at all maturities along the United States Treasury yield curve. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 2% to 3% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. On a quarterly basis the OTS provides us the results of the interest rate sensitivity model, which is based on information we provide to the OTS, to estimate the sensitivity of our NPV. The OTS calculations of the estimated changes in NPV of the Association as of December 31, 2009 are not currently available.

The following table presents our internal calculations of the estimated changes in the Association’s NPV at December 31, 2009 that would result from the designated instantaneous changes in the United States Treasury yield curve. In general, the assumptions used by the OTS are, by necessity, more generic as their modeling framework must fit and be adaptable to all institutions subject to its regulation. Our internal model is tailored specifically to our organization which, we believe, improves the accuracy of our internally prepared NPV estimates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

				NPV as a Percentage of Present Value of Assets (3)
		Estimated Increase (Decrease) in NPV
Change in Interest Rates (basis points) (1)	Estimated NPV (2)	Amount	Percent	NPV Ratio (4)	Increase (Decrease) (basis points)
	(Dollars in thousands)

+300	$1,099,464	$(431,073)	-28%	10.70%	-321
+200	$1,258,230	$(272,307)	-18%	11.95%	-196
+100	$1,421,564	$(108,973)	-7%	13.17%	-74
—	$1,530,537	—	—	13.91%	—
-100	$1,497,909	$(32,628)	-2%	13.53%	-38

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at December 31, 2009, in the event of an increase of 200 basis points in all interest rates, the Association would experience an 18% decrease in NPV. In the event of a 100 basis point decrease in interest rates, the Association would also experience a 2% decrease in NPV.

The following table is based on the calculations contained in the previous table, and sets forth the change in the NPV at a +200 basis point rate of shock at December 31, 2009, with comparative information as of September 30, 2009. By regulation the Association must measure and manage its interest rate risk for an interest rate shock of +/-200 basis points, whichever produces the largest decline in NPV.

	At December 31, 2009	At September 30, 2009

Risk Measure + 200bp Rate Shock
Pre-Shock NPV Ratio	13.91%	14.14%
Post-Shock NPV Ratio	11.95%	12.69%
Sesitivity Measure in basis points	-196	-145

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

Net Interest Income. In addition to NPV calculations, we analyze our sensitivity to changes in interest rates through our internal net interest income model. Net interest income is the difference between the interest income earned on interest-earning assets, such as loans and securities, and the interest paid on interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what the Association’s net interest income would be for a twelve-month period using OTS Pricing Tables for assumptions such as loan prepayment rates and deposit decay rates, and the Bloomberg forward yield curve for assumptions as to projected interest rates. We then calculate what the net interest income would be for the same period in the event of an instantaneous 200 basis point increase in market interest rates. As of December 31, 2009, we estimated that the Association’s net interest income for the twelve months ending December 31, 2010 would decrease by 16.1% in the event of an instantaneous 200 basis point increase in market interest rates.

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

Part II – Other Information

Item 1. Legal Proceedings

The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Item 1A. Risk Factors

There have been no material changes in the “Risk Factors” disclosed in the Holding Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 27, 2009 (File No. 001-33390).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table summarizes our stock repurchase activity during the three months ended December 31, 2009 and the stock repurchase plan approved by our Board of Directors.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans

October 1, 2009 through October 31, 2009	—	$—	—	2,317,650
November 1, 2009 through November 30, 2009	146,400	11.19	146,400	2,171,250
December 1, 2009 through December 31, 2009	15,000	11.42	15,000	2,156,250

Total	161,400		161,400

1)	On March 12, 2009, the Company announced its fourth stock repurchase program which authorizes the repurchase of up to an additional 3,300,000 shares of the Company’s outstanding common stock. Purchases under the program will be subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses of capital, and our financial performance. Repurchased shares will be held as treasury stock and be available for general corporate use. The program has 2,156,250 shares yet to be purchased as of December 31, 2009.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Other Information

Not applicable

Item 5.

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

TFS Financial Corporation

Dated: February 5, 2010	/s/ Marc A. Stefanski
Marc A. Stefanski
Chairman of the Board, President and Chief Executive Officer

Dated: February 5, 2010	/s/ David S. Huffman
David S. Huffman
Chief Financial Officer