Form 10-Q
period 2010-03-31
TFS Financial CORP
filed 2010-05-06
CIK 1381668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2010

or

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

As of May 3, 2010 there were 308,315,000 shares of the Registrant’s common stock, par value $0.01 per share, outstanding, of which 227,119,132 shares, or 73.66% of the Registrant’s common stock, were held by Third Federal Savings and Loan Association of Cleveland, MHC, the Registrant’s mutual holding company.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒.

TFS Financial Corporation

PART l – FINANCIAL INFORMATION

Item 1.	Financial Statements

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION (unaudited)

(In thousands, except share data)

	March 31, 2010	September 30, 2009

ASSETS
Cash and due from banks	$30,499	$20,823
Other interest-bearing cash equivalents	371,490	286,223

Cash and cash equivalents	401,989	307,046

Investment securities:
Available for sale (amortized cost $26,601 and $23,065, respectively)	26,853	23,434
Held to maturity (fair value $632,757 and $587,440, respectively)	626,755	578,331

	653,608	601,765

Mortgage loans held for sale (includes $25,082 and $40,436, measured at fair value, respectively)	65,973	61,170
Loans held for investment, net:
Mortgage loans	9,268,189	9,318,189
Other loans	7,099	7,107
Deferred loan fees, net	(13,469)	(10,463)
Allowance for loan losses	(104,305)	(95,248)

Loans, net	9,157,514	9,219,585

Mortgage loan servicing assets, net	41,276	41,375
Federal Home Loan Bank stock, at cost	35,620	35,620
Real estate owned	14,228	17,733
Premises, equipment, and software, net	63,979	65,134
Accrued interest receivable	37,600	38,365
Bank owned life insurance contracts	161,049	157,864
Other assets	104,339	53,183

TOTAL ASSETS	$10,737,175	$10,598,840

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$8,703,210	$8,570,506
Borrowed funds	70,163	70,158
Borrowers’ advances for insurance and taxes	43,307	48,192
Principal, interest, and related escrow owed on loans serviced	111,023	105,719
Accrued expenses and other liabilities	56,935	58,400

Total liabilities	8,984,638	8,852,975

Commitments and contingent liabilities

Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 332,318,750 shares issued; 308,315,000 and 308,476,400 outstanding at March 31, 2010 and September 30, 2009, respectively	3,323	3,323
Paid-in capital	1,682,841	1,679,000
Treasury Stock, at cost; 24,003,750 and 23,842,350 shares at March 31, 2010 and September 30, 2009, respectively	(289,324)	(287,514)
Unallocated ESOP shares	(85,345)	(87,896)
Retained earnings—substantially restricted	458,363	456,875
Accumulated other comprehensive loss	(17,321)	(17,923)

Total shareholders’ equity	1,752,537	1,745,865

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,737,175	$10,598,840

See accompanying notes to unaudited interim consolidated financial statements.

TFS Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(In thousands, except share and per share data)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2010	2009	2010	2009
INTEREST INCOME:
Loans, including fees	$104,763	$115,736	$211,811	$237,092
Investment securities available for sale	153	210	266	468
Investment securities held to maturity	4,892	7,540	9,965	16,882
Other interest and dividend earning assets	580	408	1,149	856

Total interest and dividend income	110,388	123,894	223,191	255,298

INTEREST EXPENSE:
Deposits	52,320	63,419	107,333	138,133
Borrowed funds	474	479	959	1,617

Total interest expense	52,794	63,898	108,292	139,750

NET INTEREST INCOME	57,594	59,996	114,899	115,548

PROVISION FOR LOAN LOSSES	25,000	28,000	41,000	38,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	32,594	31,996	73,899	77,548

NON-INTEREST INCOME
Fees and service charges, net of amortization	5,562	4,580	11,032	11,016
Mortgage servicing assets recovery (impairment)	118	(6,566)	45	(6,568)
Net gain on the sale of loans	2,708	16,370	5,749	19,450
Increase in and death benefits from bank owned life insurance contracts	1,589	1,597	3,197	3,271
Income (loss) on private equity investments	231	(463)	346	(1,570)
Other	1,441	1,605	2,913	3,455

Total non-interest income	11,649	17,123	23,282	29,054

NON-INTEREST EXPENSE
Salaries and employee benefits	20,485	18,618	41,656	38,775
Marketing services	2,026	3,527	4,051	7,052
Office property, equipment and software	5,362	5,529	10,615	10,882
Federal insurance premium	4,314	3,747	8,523	5,757
State franchise tax	1,338	1,215	2,380	2,777
Real estate owned expense, net	927	2,232	2,662	4,205
Other operating expenses	4,881	5,877	9,545	11,516

Total non-interest expense	39,333	40,745	79,432	80,964

INCOME BEFORE INCOME TAXES	4,910	8,374	17,749	25,638

INCOME TAXES	1,988	2,613	5,901	8,389

NET INCOME	$2,922	$5,761	$11,848	$17,249

Earnings per share - basic and diluted	$0.01	$0.02	$0.04	$0.06

Weighted average shares outstanding
Basic	299,693,766	301,523,835	299,675,952	302,488,674
Diluted	300,299,201	301,871,344	300,224,745	302,841,190

See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

Six Months Ended March 31, 2010 and 2009

(In thousands)

						Accumulated other comprehensive income (loss)
	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Unrealized gains/(losses) on securities	Pension obligation	Total shareholders’ equity
Balance at September 30, 2008	$3,323	1,672,953	(192,662)	(93,545)	462,190	157	(8,764)	$1,843,652
Comprehensive Income
Net income	—	—	—	—	17,249	—	—	17,249
Change in unrealized losses on securities available for sale	—	—	—	—	—	150	—	150
Change in pension obligation	—	—	—	—	—	—	265	265

Total comprehensive income	—	—	—	—	—	—	—	17,664
Purchase of treasury stock (6,914,800 shares)	—	—	(85,789)	—	—	—	—	(85,789)
ESOP shares allocated or committed to be released	—	680	—	2,681	—	—	—	3,361
Compensation costs for stock-based plans	—	3,078	—	—	—	—	—	3,078
Treasury stock allocated to restricted stock plan	—	(587)	599	—	(12)	—	—	—
Dividends paid to common shareholders ($0.12 per common share)	—	—	—	—	(9,259)	—	—	(9,259)

Balance at March 31, 2009	$3,323	1,676,124	(277,852)	(90,864)	470,168	307	(8,499)	$1,772,707

Balance at September 30, 2009	$3,323	1,679,000	(287,514)	(87,896)	456,875	240	(18,163)	$1,745,865
Comprehensive Income
Net income	—	—	—	—	11,848	—	—	11,848
Change in unrealized gains on securities available for sale	—	—	—	—	—	(76)	—	(76)
Change in pension obligation	—	—	—	—	—	—	678	678

Total comprehensive income	—	—	—	—	—	—	—	12,450
Purchase of treasury stock (161,400 shares)	—	—	(1,810)	—	—	—	—	(1,810)
ESOP shares allocated or committed to be released	—	574	—	2,551	—	—	—	3,125
Compensation costs for stock-based plans	—	3,186	—	—	—	—	—	3,186
Excess tax benefit from stock-based compensation	—	81	—	—	—	—	—	81
Dividends paid to common shareholders ($0.14 per common share)	—	—	—	—	(10,360)	—	—	(10,360)

Balance at March 31, 2010	$3,323	1,682,841	(289,324)	(85,345)	458,363	164	(17,485)	$1,752,537

See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	For the Six Months Ended
	March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,848	$17,249
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	6,311	6,439
Depreciation and amortization	7,656	8,827
Mortgage servicing asset (recovery) impairment	(45)	6,568
Provision for loan losses	41,000	38,000
Net gain on the sale of loans	(5,749)	(19,450)
Other net gains	7,258	6,328
Principal repayments on and proceeds from sales of loans held for sale	113,310	370,636
Loans originated for sale	(118,295)	(370,399)
Increase in and death benefits for bank owned life insurance contracts	(3,195)	(3,274)
Net (increase) decrease in interest receivable and other assets	(51,122)	8,793
Net increase (decrease) in accrued expenses and other liabilities	(217)	2,426
Other	456	46

Net cash provided by operating activities	9,216	72,189

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans originated	(1,119,012)	(2,621,585)
Principal repayments on loans	838,686	1,730,689
Proceeds from sales, principal repayments and maturities of:
Securities available for sale	4,399	4,015
Securities held to maturity	146,475	103,820
Proceeds from sale of:
Loans	289,721	844,361
Real estate owned	10,011	5,493
Purchases of:
Securities available for sale	(7,948)	(696)
Securities held to maturity	(195,212)	—
Premises and equipment	(2,554)	(2,102)
Other	122	458

Net cash (used in) provided by investing activities	(35,312)	64,453

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	132,704	118,230
Net decrease in borrowers’ advances for insurance and taxes	(4,885)	(8,167)
Net increase in principal and interest owed on loans serviced	5,304	152,494
Net increase (decrease) in short term borrowed funds	5	(377,935)
Net increase in long-term borrowed funds	—	40,000
Purchase of treasury shares	(1,810)	(85,789)
Excess tax benefit related to stock-based compensation	81	—
Dividends paid to common shareholders	(10,360)	(9,259)

Net cash (used in) provided by financing activities	121,039	(170,426)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	94,943	(33,784)
CASH AND CASH EQUIVALENTS—Beginning of period	307,046	132,379

CASH AND CASH EQUIVALENTS—End of period	$401,989	$98,595

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest on deposits	$109,199	$136,371
Cash paid for interest on borrowed funds	954	1,551
Cash paid for income taxes	8,800	8,900
SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to real estate owned	13,548	11,463

See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands unless otherwise indicated)

1.	BASIS OF PRESENTATION

TFS Financial Corporation (the Holding Company), a federally chartered stock holding company, conducts its principal activities through its wholly owned subsidiaries. The principal line of business of TFS Financial Corporation and its subsidiaries (collectively, TFS Financial or the Company) is retail consumer banking, including mortgage lending, deposit gathering, and other insignificant financial services. On March 31, 2010, approximately 74% of the Holding Company’s outstanding shares were owned by a federally chartered mutual holding company, Third Federal Savings and Loan Association of Cleveland, MHC (Third Federal Savings, MHC). The thrift subsidiary of TFS Financial is Third Federal Savings and Loan Association of Cleveland (the Association).

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

The unaudited interim consolidated financial statements were prepared without an audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial condition of TFS Financial at March 31, 2010, and its results of operations and cash flows for the periods presented. In accordance with Regulation S-X for interim financial information, these statements do not include certain information and footnote disclosures required for complete audited financial statements. The Holding Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009 contains consolidated financial statements and related notes, which should be read in conjunction with the accompanying interim consolidated financial statements. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2010.

2.	EARNINGS PER SHARE

The following is a summary of our earnings per share calculations.

	For the Three Months ended March 31,
	2010			2009
	Income	Shares	Per share amount	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Diluted earnings per share:
Net income	$2,922			$5,761
Less: income allocated to restricted stock units	101			123

Basic earnings per share:
Income available to common shareholders	$2,821	299,693,766	$0.01	$5,638	301,523,835	$0.02

Diluted earnings per share:
Effect of dilutive potential common shares		605,435			347,509

Income available to common shareholders	$2,821	300,299,201	$0.01	$5,638	301,871,344	$0.02

	For the Six Months ended March 31,
	2010			2009
	Income	Shares	Per share amount	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$11,848			$17,249
Less: income allocated to restricted stock units	241			266

Basic earnings per share:
Income available to common shareholders	$11,607	299,675,952	$0.04	$16,983	302,488,674	$0.06

Diluted earnings per share:
Effect of dilutive potential common shares		548,793			352,516

Income available to common shareholders	$11,607	300,224,745	$0.04	$16,983	302,841,190	$0.06

In June, 2008, the Financial Accounting Standards Board (FASB) issued additional accounting guidance, which we adopted on October 1, 2009, related to the treatment of participating securities for computing earnings per share (EPS). The guidance concludes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and are to be included in the computation of EPS using the two-class method. The two-class method allocates earnings separately for each class of stock and participating security. The Company’s restricted stock units contain nonforfeitable rights to dividend equivalents; therefore, the two-class method was applied to all periods presented. There was no change in reported earnings per share for the three months or six months ended March 31, 2009 as a result of applying the new method.

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

At March 31, 2010 and 2009, respectively, unvested options to purchase 4,598,800 and 4,158,575 shares were outstanding; however, these shares were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

3.	INVESTMENT SECURITIES

Investments securities available for sale are summarized as follows:

	March 31, 2010
		Gross
	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
U.S. government and agency obligations	$8,997	$213	$—	$9,210
Real estate mortgage investment conduits (REMICs)	8,547	40	(1)	8,586
Money market accounts	9,057	—	—	9,057

	$26,601	$253	$(1)	$26,853

	September 30, 2009
		Gross
	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
U.S. government and agency obligations	$9,000	$333	$—	$9,333
REMICs	5,017	41	(5)	5,053
Money market accounts	9,048	—	—	9,048

	$23,065	$374	$(5)	$23,434

Investments held to maturity are summarized as follows:

	March 31, 2010
		Gross
	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
Freddie Mac certificates	$7,923	$322	$—	$8,245
Ginnie Mae certificates	6,609	285	—	6,894
REMICs	602,417	5,887	(1,285)	607,019
Fannie Mae certificates	9,806	793	—	10,599

	$626,755	$7,287	$(1,285)	$632,757

	September 30, 2009
		Gross
	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
Freddie Mac certificates	$8,023	$422	$—	$8,445
Ginnie Mae certificates	7,161	329	—	7,490
REMICs	552,792	8,947	(1,331)	560,408
Fannie Mae certificates	10,355	742	—	11,097

	$578,331	$10,440	$(1,331)	$587,440

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans held for investment consist of the following:

	March 31,	September 30,
	2010	2009
Real estate loans:
Residential non-Home Today	$5,992,531	$5,990,283
Residential Home Today	285,556	291,692
Equity loans and lines of credit	2,937,514	2,983,003
Construction	93,849	94,287

Real estate loans	9,309,450	9,359,265
Consumer and other loans:
Auto	2	35
Loans on savings	5,428	5,295
Other	1,669	1,777

Consumer and other loans	7,099	7,107
Less:
Deferred loan fees—net	(13,469)	(10,463)
Loans-in-process	(41,261)	(41,076)
Allowance for loan losses	(104,305)	(95,248)

Loans held for investment, net	$9,157,514	$9,219,585

Home Today is an affordable housing program targeted to benefit low- and moderate-income home buyers. Through this program, prior to March 27, 2009, the Association provided loans to borrowers who would not otherwise qualify for our loan products, generally because of low credit scores. Although the credit profiles of borrowers in the Home Today program prior to March 27, 2009 might be described as sub-prime, Home Today loans generally contain the same features as loans offered to our non-Home Today borrowers. Borrowers in the Home Today program must complete financial management education and counseling and must be referred to the Association by a sponsoring organization with which the Association has partnered as part of the program. Borrowers must also meet a minimum credit score threshold. Because prior to March 27, 2009, the Association applied less stringent underwriting and credit standards to these loans, loans originated under the Home Today program prior to that date have greater credit risk than its traditional residential real estate mortgage loans. Effective March 27, 2009, the Home Today underwriting guidelines are substantially the same as our traditional first mortgage product. As of March 31, 2010, the balance of Home Today loans originated prior to March 27, 2009 was $283.9 million. The Association does not offer, and has not offered, loan products frequently considered to be designed to target sub-prime borrowers containing features such as higher fees or higher rates, interest only or negative amortization, a loan-to-value ratio greater than 100%, or option adjustable-rates.

Activity in the allowance for loan losses is summarized as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Balance—beginning of period	$97,280	$48,774	$95,248	$43,796
Provision charged to income	25,000	28,000	41,000	38,000
Charge-offs	(18,264)	(17,111)	(32,480)	(22,156)
Recoveries	289	54	537	77

Balance—end of period	$104,305	$59,717	$104,305	$59,717

We assess the allowance for loan losses on a quarterly basis and make provisions for loan losses in order to maintain the allowance at a level we feel is sufficient to absorb credit losses in the portfolio. In light of the weak housing market, the current level of our delinquencies and the instability in employment and economic prospects, we currently conduct an expanded loan level evaluation of our equity lines of credit which are delinquent 90 days or more and residential real estate loans and equity loans which are delinquent 180 days or more. This expanded evaluation supplements, and is in addition to, our traditional evaluation procedures. Previously, these loans were part of large groups of loans which were collectively evaluated by portfolio for impairment in accordance with U.S. GAAP. Loans are charged off when we accept less than full payment as satisfaction for a loan; a foreclosure action is completed and the fair value of the collateral received is insufficient to satisfy the loan; management concludes the costs of foreclosure exceed the potential recovery; or, in the case of equity loans and lines of credit, management determines the collateral is not sufficient to satisfy the loan. As delinquencies in our portfolio identified in 2009 and 2008 have been resolved, we have experienced an increase in net charge-offs that have been applied against the allowance. We expect that, as current delinquencies in our portfolio are resolved, net charge-offs will continue at elevated levels.

In addition to loans separately evaluated for impairment based on delinquency status, any loan identified by management as having a significant weakness, such as a change in the underlying collateral, indicating that a loss could be incurred, is also separately evaluated for impairment. A specific reserve is recorded to adjust each loan to its fair value based on the underlying collateral or the present value of expected future cash flows, as appropriate. The valuation is based on the fair value of the collateral when it is probable that repayment will not come from the borrower but from liquidation of the collateral, including but not limited to foreclosure and repossession.

The Company may enter into troubled debt restructurings where the terms of loans are modified for borrowers who, due to temporary financial setbacks, are unable to perform under the original terms of their loan contracts. Terms modified in troubled debt restructurings may include capitalization of delinquent payments, interest rate reductions, term extensions, or other adjustments that will facilitate successful fulfillment of the obligations and permit the borrowers to keep their homes. Loans modified in troubled debt restructurings are evaluated for impairment based on the present value of expected future cash flows discounted at the effective interest rate of the original loan. A specific reserve is recorded for any excess of the recorded investment in the loan over the present value of expected future cash flows.

The average recorded investment in impaired loans, including those loans whose terms have been modified in troubled debt restructurings, was $273,968 and $146,607 for the three months ended March 31, 2010 and 2009, respectively, and $255,085 and $136,877 for the six months ended March 31, 2010 and 2009, respectively. Interest income recognized on these loans during the time within the period that the loans were impaired was $530 and $1,035 for the three and six months ended March 31, 2010, respectively, and immaterial for the three and six months ended March 31, 2009. The recorded balance of impaired loans, including those whose terms have been modified in troubled debt restructurings, is summarized as follows:

	March 31,	September 30,
	2010	2009
With specific reserves assigned to the loan balance	$154,789	$109,659
With no specific reserves assigned to the loan balance	136,272	109,451

Total	$291,061	$219,110

Allowance for loan losses on impaired loans	$35,550	$26,904

5.	DEPOSITS

Deposit account balances are summarized as follows:

	March 31,	September 30,
	2010	2009
Negotiable order of withdrawal accounts	$982,375	$987,525
Savings accounts	1,449,119	1,227,326
Certificates of deposit	6,269,588	6,351,661

	8,701,082	8,566,512
Accrued interest	2,128	3,994

Total deposits	$8,703,210	$8,570,506

6.	INCOME TAXES

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and city jurisdictions. With a few immaterial exceptions, we are no longer subject to federal and state income tax examinations for tax years prior to 2006. The State of Ohio has examined the Association through 2006 with no adjustment.

The Company recognizes interest and penalties on income tax assessments or income tax refunds, where applicable, in the financial statements as a component of its provision for income taxes.

7.	DEFINED BENEFIT PLAN

The Third Federal Savings Retirement Plan (the Plan) is a defined benefit pension plan. Effective December 31, 2002, the Plan was amended to limit participation to employees who met the Plan’s eligibility requirements on that date. After December 31, 2002, employees not participating in the Plan, upon meeting the applicable eligibility requirements, participate in a separate tier of the Company’s defined contribution 401(k) Savings Plan. Benefits under the Plan are based on years of service and the employee’s average annual compensation (as defined in the Plan). The funding policy of the Plan is consistent with the funding requirements of U.S. federal and other governmental laws and regulations.

The components of net periodic benefit cost recognized in the statements of income are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Service cost	$995	$804	$1,990	$1,607
Interest cost	894	863	1,788	1,725
Expected return on plan assets	(726)	(723)	(1,451)	(1,446)
Amortization of net loss	537	219	1,074	438
Amortization of prior service cost	(15)	(16)	(30)	(31)

Net periodic benefit cost	$1,685	$1,147	$3,371	$2,293

There were no minimum employer contributions paid during the six months ended March 31, 2010. Minimum employer contributions expected during the remainder of the fiscal year are $3,494.

8.	EQUITY INCENTIVE PLAN

During the six months ended March 31, 2010 and 2009, the Company recorded $3,186 and $3,078, respectively, of stock-based compensation expense, comprised of stock option expense of $1,228 and $1,054, respectively, and restricted stock units expense of $1,959 and $2,024, respectively.

At March 31, 2010, 4,598,800 shares were subject to options, with a weighted average exercise price of $11.76 per share and a weighted average grant date fair value of $3.02 per share. Expected future expense related to the 4,598,800 non-vested options outstanding as of March 31, 2010 is $9,737 over a weighted average of 4.7 years. At March 31, 2010, 1,657,400 restricted stock units, with a weighted average grant date fair value of $11.75 per unit are unvested. Expected future compensation expense relating to the 1,657,400 restricted stock units outstanding as of March 31, 2010 is $12,106 over a weighted average period of 5.6 years. Each unit is equivalent to one share of common stock.

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

At March 31, 2010, the Company had commitments to originate loans as follows:

Fixed-rate mortgage loans	$222,474
Adjustable-rate mortgage loans	6,797
Equity loans and lines of credit including bridge loans	8,905

Total	$238,176

At March 31, 2010, the Company had unfunded commitments outstanding as follows:

Equity lines of credit	$2,286,759
Construction loans	41,261
Private equity investments	13,913

Total	$2,341,933

The Company provides mortgage reinsurance on certain mortgage loans in its own portfolio, including Home Today loans and loans in its servicing portfolio, through contracts with two primary mortgage insurance companies. Under these contracts, the Company absorbs mortgage insurance losses in excess of a specified percentage of the principal balance of a given pool of loans, subject to a contractual limit, in exchange for a portion of the pools’ mortgage insurance premiums. At March 31, 2010, the maximum losses under the reinsurance contracts were limited to $16,009. The Company has incurred $820 of losses under these reinsurance contracts and has provided a liability for the remaining estimated losses totaling $5,667 as of March 31, 2010. Management believes it has made adequate provision for estimated losses. Based upon notice from our two primary mortgage insurance companies, no new contracts are being added to the Company’s risk exposure. Our insurance partners will retain all new mortgage insurance premiums and all new risk.

At March 31, 2010, the Company had $25,000 in commitments to securitize and sell mortgages.

In management’s opinion, the above commitments will be funded through normal operations.

10.	FAIR VALUE

On October 1, 2008, the Company adopted the provisions of FASB Accounting Standards Codification (ASC) Topic 820, “Fair Value Measurements” (ASC 820) as they apply to assets and liabilities measured on a recurring basis and to all financial assets and financial liabilities and FASB ASC 825, “The Fair Value Option for Financial Assets and Financial Liabilities” (ASC 825). On October 1, 2009, the Company adopted the provisions of ASC 820 as they apply to nonfinancial assets and nonfinancial liabilities measured at fair value on a non-recurring basis.

Under the fair value framework established by U.S. GAAP, assets and liabilities measured at fair value are grouped into three levels, based on the transparency of inputs and the reliability of assumptions used to estimate fair value. The Company’s policy is to recognize transfers between levels of the hierarchy as of the end of the quarter in which the transfer occurs. The three levels of inputs are defined as follows:

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

ASC 825 provides an option to elect fair value as an alternative measurement for selected financial assets and financial liabilities not previously recorded at fair value. In accordance with these provisions, the Company has elected to measure at fair value mortgage loans classified as held for sale that are subject to pending loan securitization contracts entered into on or after October 1, 2008. The election is expected to reduce volatility in earnings related to timing issues on loan securitization contracts. No transition adjustment was required to the opening balance of retained earnings at the time of the election because the Company, as permitted under ASC 825, applied the election prospectively.

At March 31, 2010, loans held for sale subject to pending securitization contracts had a fair value of $25,082 and an aggregate outstanding principal balance of $25,000. For the six months ended March 31, 2010, net gain on the sale of loans includes $392 of net loss related to changes in the fair value of loans held for sale subject to pending securitization contracts that are fully offset by equal amounts of gains or losses on the derivative securitization contracts. Net gain on the sale of loans for the quarter ended March 31, 2010 includes $410 of expected gains on contracts that would have been recorded at the time of contract settlement, in the subsequent quarter, had the fair value election not been made. Interest income on mortgage loans held for sale is recorded in interest income on loans. Mortgage loans held for sale not included in securitization contracts continue to be recorded at the lower of cost or fair value. At March 31, 2010, these loans were reported at cost, $40,891.

Presented below is a discussion of the methods and significant assumptions used by the Company to estimate fair value.

Investment Securities Available for Sale—Investment securities available for sale are recorded at fair value on a recurring basis. This includes $17,796 of sequentially structured, highly liquid collateralized mortgage obligations (CMOs) issued by Fannie Mae, Freddie Mac, and Ginnie Mae and $9,057 of deposits in money market accounts. Both are measured using the market approach. The fair value of the CMOs is obtained from third party independent nationally recognized pricing services using pricing models or quoted prices of securities with similar characteristics and is included in Level 2 of the hierarchy. The carrying amount of the money market deposit accounts is considered a reasonable estimate of their fair value, which is included in Level 1 of the hierarchy.

Mortgage Loans Held for Sale included in Pending Securitization Contracts—The fair value of mortgage loans held for sale is estimated using a market approach based on quoted secondary market pricing for loan portfolios with similar characteristics, including that portion which is included in pending securitization contracts. As described above, the Company elected the fair value measurement option for mortgage loans held for sale subject to pending securitization contracts. These loans are included in Level 2 of the hierarchy.

Impaired Loans—Impaired loans represent certain loans held for investment that are subject to a fair value measurement under U.S. GAAP because they are individually evaluated for impairment and that impairment is measured using a fair value measurement, such as the observable market price of the loan or the fair value of the collateral less estimated costs to sell. Impairment is measured using the market approach based on the fair value of the collateral less estimated costs to sell for loans the Company considers to be collateral-dependent due to a delinquency status or other adverse condition severe enough to indicate that the borrower can no longer be relied upon as the continued source of repayment.

The fair value of the collateral for a collateral-dependent loan is estimated using a commercially available automated valuation model (“AVM”). If an AVM is not available (e.g. new construction, unique properties, multiple unit condominiums, states and counties that do not disclose property values in the public record, and properties with insufficient comparables), a broker price opinion (“BPO”) is obtained or, if a BPO cannot be obtained, a drive-by exterior appraisal is ordered.

The AVMs that are used are commercially available, independently developed, and regularly updated services provided by unrelated third parties. Inputs to and computational manipulations of the models are proprietary to, and restricted by, the third party providers. However, publicly available information and discussions with the vendors indicate that property characteristics (size, style, location, etc.) are modeled against comparable properties, based on similar property characteristics and proximity to the subject property. The values provided by these models are tested monthly against valuations indicated by full appraisals on comparable properties (generally where a first mortgage loan is being established for the comparable property).

Updated property valuations are obtained for all collateral-dependent impaired loans that become contractually 180 days past due, except that updated appraisals are obtained for equity line of credit loans that become contractually 90 days past due. Subsequently, annual updated appraisals are obtained for all loans that remain delinquent.

To calculate impairment of the collateral-dependent loan, the fair market values provided by AVMs, BPO’s and drive-by exterior appraisals are generally reduced by a calculated cost to sell derived from historical experience and recent market conditions to reflect our average net proceeds. A valuation allowance is recorded by a charge to income for any indicated impairment loss. When no impairment loss is indicated, the carrying amount is considered to approximate the fair value of that loan to the Company because contractually that is the maximum recovery the Company can expect. Loans individually evaluated for impairment based on the fair value of the collateral are included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis.

Loans held for investment that have been restructured in troubled debt restructurings are individually evaluated for impairment using the present value of future cash flows based on the loan’s effective interest rate, which is not a fair value measurement.

Real Estate Owned—Real estate owned includes real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of acquisition cost or fair value less estimated costs to sell. Fair value is estimated under the market approach using independent third party appraisals. As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions. At March 31, 2010, there was $6,809 of real estate owned included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis. The acquisition costs of these properties exceeded their fair values less their estimated costs to sell of $497.

Derivatives—Derivative instruments include interest rate locks on commitments to originate loans for the held for sale portfolio and contracts to deliver mortgage-backed securities. Derivatives are reported at fair value in other assets or other liabilities on the Consolidated Statement of Condition with changes in value recorded in current earnings. Fair value is estimated using a market approach based on quoted secondary market pricing for loan portfolios with characteristics similar to loans underlying the derivative instruments. The fair value of interest rate lock commitments is adjusted by a closure rate based on the estimated percentage of commitments that will result in closed loans. Because the closure rate is a significantly unobservable assumption, interest rate lock commitments are included in Level 3 of the hierarchy. Contracts to deliver mortgage-backed securities are included in Level 2 of the hierarchy.

Mortgage Loan Servicing Assets—Mortgage loan servicing assets are initially recorded at fair value and subsequently amortized over the estimated period of servicing income. The servicing assets are assessed for impairment, based on fair value, on a quarterly basis using a discounted cash flow model, an income approach, incorporating assumptions market participants would use including estimated prepayment speeds, discount factors, and estimated costs to service. For measurement purposes, servicing assets are separated into stratum segregated primarily by the predominant risk characteristics of the loans serviced, such as type, fixed and adjustable rates, original terms, and interest rates. When the carrying value of the servicing asset for an individual stratum exceeds the fair value, the stratum is considered impaired. The excess of the amortized cost over fair value is recognized through a valuation allowance recorded in current earnings and the stratum is included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis.

Assets and liabilities carried at fair value on a recurring basis on the Consolidated Statement of Condition as of March 31, 2010 are summarized below.

		Recurring Fair Value Measurements at Reporting Date Using
	March 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available for sale:
U.S. government and agency obligations	$9,210	$—	$9,210	$—
REMIC’s	8,586	—	8,586
Money market accounts	9,057	9,057	—
Mortgage loans held for sale	25,082	—	25,082	—
Derivatives:
Interest rate lock commitments	358	—	—	358
Forward commitments for the sale of mortgage loans	188	—	188	—

Total	$52,481	$9,057	$43,066	$358

At March 31, 2010, derivatives classified within Level 3 of the hierarchy were $358, with a net gain of $40 recorded in other income for the six-month period ended March 31, 2010. This resulted in a $40 increase to net assets for the six-month period ended March 31, 2010.

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

		Nonrecurring Fair Value Measurements at Reporting Date Using
	March 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Impaired loans, net of allowance	$168,479	$—	$—	$168,479
Real estate owned[1]	6,809	—	—	6,809
Mortgage loan servicing assets	79	—	—	79

Total	$175,367	$—	$—	$175,367

[1]	Amounts represent fair value measurements of properties before deducting estimated costs to sell.

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

	At March 31,		At September 30,
	2010		2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and due from banks	$30,499	$30,499	$20,823	$20,823
Other interest bearing cash equivalents	371,490	371,490	286,223	286,223
Investment securities:
Available for sale	26,853	26,853	23,434	23,434
Held to maturity	626,755	632,757	578,331	587,440
Mortgage loans held for sale	65,973	66,808	61,170	61,790
Loans-net:
Mortgage loans held for investment	9,150,415	9,281,732	9,212,478	9,551,261
Other loans	7,099	8,052	7,107	8,182
Federal Home Loan Bank stock	35,620	35,620	35,620	35,620
Private equity investments	4,749	4,749	4,706	4,706
Accrued interest receivable	37,600	37,600	38,365	38,365
Derivatives	546	546	318	318
Liabilities:
NOW and passbook accounts	$2,431,494	$2,431,494	$2,214,851	$2,214,851
Certificates of deposit	6,271,716	6,440,815	6,355,655	6,553,708
Borrowed funds	70,163	70,441	70,158	70,112
Borrowers’ advances for taxes and insurance	43,307	43,307	48,192	48,192
Principal, interest and escrow owed on loans serviced	111,023	111,023	105,719	105,719
Derivatives	—	—	204	204

Cash and Due from Banks, Interest Bearing Cash Equivalents—The carrying amount is a reasonable estimate of fair value.

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

Accrued Interest Receivable, Borrowers’ Advances for Insurance and Taxes, and Principal, Interest and Escrow Owed on Loans Serviced—The carrying amount is a reasonable estimate of fair value.

Derivatives—Forward commitments on contracts to deliver mortgage-backed securities and commitments to originate loans to be held for sale are considered derivative investments and are carried at fair value in the accompanying financial statements. Fair value is estimated using quoted secondary market pricing for loan portfolios with similar characteristics.

11.	DERIVATIVE INSTRUMENTS

The Company enters into forward commitments for the sale of mortgage loans principally to protect against the risk of adverse interest rate movements on net income. The Company recognizes the fair value of the contracts when the characteristics of those contracts meet the definition of a derivative. These derivatives are not designated in a hedging relationship; therefore, gains and losses are recognized immediately in the statement of income. In addition, the Company enters into commitments to originate loans, which when funded, will be classified as held for sale. Such commitments meet the definition of a derivative and are not designated in a hedging relationship; therefore, gains and losses are recognized immediately in the statement of income. The Company had no derivatives designated as hedging instruments under FASB ASC 815, “Derivatives and Hedging,” at March 31, 2010 or September 30, 2009.

The following table provides the locations within the Consolidated Statements of Condition and the fair values for derivatives not designated as hedging instruments.

	Asset Derivatives
	At March 31, 2010		At September 30, 2009
	Location	Fair Value	Location	Fair Value
Interest rate lock commitments	Other Assets	$358	Other Assets	$318
Forward commitments for the sale of mortgage loans	Other Assets	188	Other Assets	—

Total		$546		$318

	Liability Derivatives
	At March 31, 2010		At September 30, 2009
	Location	Fair Value	Location	Fair Value
Forward commitments for the sale of mortgage loans	Other Liabilities	—	Other Liabilities	204

Total		$—		$204

The following table summarizes the effects on income of derivative instruments not designated as hedging instruments.

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended		Six Months Ended
		March 31,		March 31,
	Location of Gain or (Loss) Recognized in Income	2010	2009	2010	2009
Interest rate lock commitments	Other income	$161	$(259)	$40	$140
Forward commitments for the sale of mortgage loans	Net gain on the sale of loans	(858)	(771)	392	(2,742)

Total		$(697)	$(1,030)	$432	$(2,602)

12.	RECENT ACCOUNTING PRONOUNCEMENTS

FASB Accounting Standards Update (ASU) 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” removed the requirement for SEC filers to disclose the date through which subsequent events have been evaluated to remove potential conflicts with SEC literature. This update was issued, effective, and adopted by the Company in February 2010. It was not material to the Company’s consolidated financial statements.

FASB ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (ASU 2010-06), clarifies and expands disclosure requirements related to fair value measurements. Disclosures are required for significant transfers between levels in the fair value hierarchy. Activity in Level 3 fair value measurements is to be presented on a gross, rather than net, basis. The update clarifies how the appropriate level of disaggregation should be determined, requires a description of the valuation technique used in determining the fair values of assets and liabilities using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3), and emphasizes that information sufficient to permit reconciliation between fair value measurements and line items on the financial statements should be provided. The update is effective for interim and annual reporting periods beginning after December 15, 2009, except for the expanded disclosures related to activity in Level 3 fair value measurements which are effective one year later. The Company adopted the provisions of ASU 2010-06 which are effective for periods beginning after December 15, 2009 on January 1, 2010 with no material effect on the Company’s consolidated financial statements.

FASB ASC Subtopic 810-10, the consolidation guidance related to variable interest entities (“VIEs”), was amended to modify the approach used to evaluate VIEs and add disclosure requirements about an enterprise’s involvement with VIEs.

These provisions are effective at the beginning of an entity’s annual reporting period that begins after November 15, 2009 and for interim periods within that period. The amendments to the consolidation guidance related to variable interest entities are not expected to have a material effect on its consolidated financial statements.

FASB ASC Topic 860, “Transfers and Servicing,” was amended to eliminate the concept of a “qualifying special-purpose entity” and change the requirements for derecognizing financial assets. The amendment requires additional disclosures intended to provide greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. This updated guidance is effective for fiscal years beginning after November 15, 2009. The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

The Company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial statements or do not apply to its operations.

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

While recent financial and economic releases have not been as consistently negative, and some positive trends have been highlighted in many current earnings reports, much of the financial services industry remains relatively fragile and susceptible to the consequences of adverse financial conditions. Regionally high unemployment, weak residential real estate values, capital and credit markets that remain at less than robust levels, and a general lack of confidence in the financial service sector of the economy as a result of continuing bank failures present challenges for us. However, the current elevated levels of bank failures may also provide opportunities for growth, including, but not limited to, the possibility of FDIC-assisted acquisitions of one or more financial institutions that have been placed in receivership and that fit our strategic plan for growth.

Management believes that the following matters are those most critical to our success: (1) controlling our interest rate risk exposure; (2) monitoring and limiting our credit risk; (3) maintaining access to adequate liquidity and alternative funding sources; and (4) monitoring and controlling operating expenses.

Controlling Our Interest Rate Risk Exposure. Although housing and credit issues continue to dominate financial headlines and as described below are certainly a matter of significant concern for us, historically our greatest risk has been interest rate risk exposure. When we hold long-term, fixed-rate assets, funded by liabilities with shorter repricing characteristics, we are exposed to potentially adverse impact from rising interest rates. Generally, and particularly over extended periods of time that encompass full economic cycles, interest rates associated with longer terms have been higher than interest rates associated with shorter terms. This difference has been an important component of our net interest income and is fundamental to our operations. We manage the risk of holding long-term, fixed-rate mortgage assets by moderating the attractiveness of our loan offerings, thereby controlling the level of additions (new originations) to our portfolio, and by periodically selling long-term, fixed-rate mortgage loans in the secondary market to reduce the amount of those assets held in our portfolio. During the quarter ended and the six-month period ended March 31, 2010, we sold $229.4 million and $400.1 million, respectively, of long-term, fixed-rate mortgage loans compared to $890.0 million and $1.21 billion during the same periods ended March 31, 2009. The volume of loan sales is generally linked to the volume of new, fixed-rate mortgage loan production. In the six-month period ended March 31, 2010 fixed-rate mortgage loan production decreased $468.6 million to $725.7 million from $1.19 billion in the same period ended March 31, 2009. The decrease in loan sales during the three- and six-month periods ended March 31, 2010 can be attributed to fewer loans originated compared to the same periods last year. The amount of origination and refinancing volumes along with the portion of that activity that pertains to loans that we previously sold (but for which we maintained the right to provide mortgage servicing so as to maintain our relationship with our customer) when coupled with the level of loan sales determines the balance of loans held on our balance sheet. The amount of loan activity described above resulted in $5.65 billion of long-term, fixed-rate mortgage loans in our mortgage loans held for investment portfolio at March 31, 2010, as compared to $5.63 billion at September 30, 2009, $5.58 billion at March 31, 2009 and $5.94 billion at September 30, 2008. While there is no current evidence to indicate that interest rate increases are imminent, should a rapid and substantial increase occur in general market interest rates, it is probable that, prospectively, the level of our net interest income would be adversely impacted. We also manage interest rate risk with our equity lines of credit which have a variable interest rate. While the $2.66 billion in equity lines of credit at March 31, 2010 help manage interest rate risk, there is an incremental credit risk associated with them which is described below.

Monitoring and Limiting Our Credit Risk. While, historically, we had been successful in limiting our credit risk exposure by generally imposing high credit standards with respect to lending, the recent confluence of dramatically unfavorable regional and macro-economic events, coupled with our expanded participation in the second lien mortgage lending markets, has significantly refocused our attention with respect to credit risk. In response to the evolving economic landscape, we have continuously revised and updated our quarterly analysis and evaluation procedures, as needed, for each category of our lending with the objective of identifying and recognizing all appropriate credit impairments. At March 31, 2010, more than 87% of our assets consisted of residential real estate loans and equity loans and lines of credit, the overwhelming majority of which were originated to borrowers in the states of Ohio and Florida. Our analytic procedures and evaluations include specific reviews of all equity lines of credit that become 90 or more days past due as well as specific reviews of all first mortgage loans and equity loans that become 180 or more days past due.

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

One aspect of our credit risk concern relates to the high percentage of our loans that are secured by residential real estate in the states of Ohio and Florida, particularly in light of the highly publicized difficulties that have arisen with respect to the real estate markets in those states. At March 31, 2010, approximately 77.1% and 20.9% of our residential, non-Home Today and construction loans were secured by properties in Ohio and Florida, respectively. Our 30 or more days delinquency ratios on those loans in Ohio and Florida at March 31, 2010 were 2.0% and 4.3%, respectively. Our 30 or more days delinquency ratio for the non-Home Today portfolio as a whole was 2.4%. Also, at March 31, 2010, approximately 40.0% and 28.0% of our equity loans and lines of credit were secured by properties in Ohio and Florida, respectively. Our 30 days or more delinquency ratios on those loans in Ohio and Florida at March 31, 2010 were 2.3% and 4.1%, respectively. Our 30 or more days delinquency ratio for the equity loans and lines of credit portfolio as a whole was 2.8%. While we focus our attention on, and are concerned with respect to the resolution of all loan delinquencies, as these ratios illustrate, our highest concern is centered on loans that are secured by properties in Florida. The “Allowance for Loan Losses” portion of the “Critical Accounting Policies” section that immediately follows this Overview provides additional details regarding our loan portfolio composition, delinquency statistics, our methodology in evaluating our loan loss provisions and the adequacy of our allowance for loan losses. As unemployment levels continue to remain high, particularly in Ohio and Florida, and as Florida housing values continue to remain depressed due to prior overbuilding and speculation, which has resulted in considerable inventory on the market, we recognize that each of these factors are likely to result in elevated levels of delinquencies.

Our residential Home Today loans are another area of credit risk concern. Although these loans total $285.6 million at March 31, 2010 and constitute only 3.1% of our total loan portfolio balance, they comprise 30.1% of our total delinquencies and 31.9% of our 90 days or greater delinquencies. At March 31, 2010, approximately 95.9% and 3.8% of our residential, Home Today loans were secured by properties in Ohio and Florida, respectively. At March 31, 2010, the percentages of those loans delinquent 30 days or more in Ohio and Florida were 35.3% and 30.9%, respectively. The disparity between the portfolio composition ratio and delinquency ratio reflects the nature of the Home Today loans. Prior to March 27, 2009 these loans were made to customers who, generally because of poor credit scores, would not have otherwise qualified for our loan products. We do not offer, and have not offered, loan products frequently considered to be designed to target sub-prime borrowers containing features such as higher fees or higher rates, interest only or negative amortization, or low initial payment features with adjustable interest rates. Our Home Today loan products, which prior to March 27, 2009 were made to borrowers whose credit profiles might be described as sub-prime, generally contain the same features as loans offered to our non-Home Today borrowers. The overriding objective of our Home Today lending, just as it is with our non-Home Today lending, is to create successful homeowners. We have attempted to manage our Home Today credit risk by requiring that borrowers attend pre- and post-borrowing financial management education and counseling and that the borrowers be referred to us by a sponsoring organization with which we have partnered. Further, to manage the credit aspect of these loans, inasmuch as the majority of these buyers do not have sufficient funds for downpayments, some loans include private mortgage insurance. At March 31, 2010, 56.6% of Home Today loans include private mortgage insurance coverage. From a peak balance of $308.3 million at December 31, 2007, the total balance of the Home Today portfolio has declined to $285.6 million at March 31, 2010. This trend generally reflects the evolving conditions in the mortgage real estate market and the tightening of standards imposed by issuers of private mortgage insurance. As part of our effort to manage credit risk, effective March 27, 2009, the Home Today underwriting guidelines were revised to be substantially the same as our traditional mortgage product. Inasmuch as most potential Home Today customers do not have sufficient funds for downpayments, the lack of available private mortgage insurance restricts our ability to extend credit. Unless and until lending standards and private mortgage insurance requirements loosen, we expect the Home Today portfolio to continue to decline in balance.

Maintaining Access to Adequate Liquidity and Alternative Funding Sources. For most insured depositories, customer and community confidence are critical to their ability to maintain access to adequate liquidity and to conduct business in an orderly fashion. The Company believes that maintaining high levels of capital is one of the most important factors in nurturing customer and community confidence. Accordingly, we have managed the pace of our growth in a manner that reflects our emphasis on high capital levels. At March 31, 2010, the Association’s ratio of core capital to adjusted tangible assets (a basic industry measure under which 5.00% is deemed to represent a “well capitalized” status) was 12.47%. We expect to continue to maintain high capital ratios.

In managing its level of liquidity, the Company monitors available funding sources, which include attracting new deposits, borrowing from others, the conversion of assets to cash and the generation of funds through profitable operations. The Company has traditionally relied on retail deposits as its primary means in meeting its funding needs. At March 31, 2010, deposits totaled $8.70 billion, while borrowings totaled $70.2 million and borrowers’ advances and servicing escrows totaled $154.3 million, combined. In evaluating funding sources, we consider many factors, including cost, duration, current availability, expected sustainability, impact on operations and capital levels.

To attract deposits, we offer our customers attractive rates of return on our deposit products. Our deposit products typically offer rates that are highly competitive with the rates on similar products offered by other financial institutions. We intend to continue this practice.

We preserve the availability of alternative funding sources through various mechanisms. First, by maintaining high capital levels, we retain the flexibility to increase our balance sheet size without jeopardizing our capital adequacy. Effectively, this permits us to increase the rates that we offer on our deposit products thereby attracting more potential customers. Second, we pledge available real estate mortgage loans and investment securities with the Federal Home Bank of Cincinnati (“FHLB”) and the Federal Reserve Bank of Cleveland (“Federal Reserve”). At March 31, 2010, these collateral pledge support arrangements provide for additional borrowing capacity of up to $1.31 billion with the FHLB (provided an additional investment in FHLB capital stock of up to $26.3 million is made) and up to $400.5 million at the Federal Reserve. Third, we invest in high quality marketable securities that exhibit limited market price variability, and to the extent that they are not needed as collateral for borrowings, can be immediately and efficiently sold in the institutional market and converted to cash. At March 31, 2010, our investment securities portfolio totaled $650.6 million. Fourth, a portion of the residential first mortgage loans that we originate are highly liquid as they can be sold/delivered to Fannie Mae. At March 31, 2010, our mortgage loans held for sale totaled $66.0 million. Finally, cash flows from operating activities have been a regular source of funds. During the six months ended March 31, 2010 and 2009, cash flows from operations totaled $9.2 million and $72.2 million, respectively. Cash flow from operations was adversely affected by the $51.9 million prepayment of FDIC deposit insurance assessments made in December 2009, which has a remaining balance of $48.3 million, and a lower volume of loan sales from our held for sale portfolio in the current six-month period.

Overall, while customer and community confidence can never be assured, the Company believes that our liquidity is adequate and that we have adequate access to alternative funding sources.

Monitoring and Controlling Operating Expenses. We continue to focus on managing operating expenses. Our annualized ratio of non-interest expense to average assets was 1.48% for the six months ended March 31, 2010. As of March 31, 2010 and 2009, our average assets per full-time employee were $11.2 million and $11.0 million, respectively, and our average deposits per full-time employee were $9.1 million and $8.7 million, respectively. Based on industry statistics published by the Office of Thrift Supervision, we believe that each of these measures compares favorably with the averages for our peer group. Our average deposits held at our branch offices ($217.6 million per branch office as of March 31, 2010) contribute to our expense management efforts by limiting the overhead costs of serving our deposit customers. We will continue our efforts to control operating expenses as we grow our business.

While we devote a great deal of our attention to managing our operating expenses, certain costs are largely outside of our sphere of influence or control. One expense that has increased dramatically has been our Federal deposit insurance premiums and assessments. In November 2009, the FDIC amended its assessment regulations to require insured institutions to pay, on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of calendar 2009 and to also prepay their estimated risk-based assessments for all of the calendar years 2010, 2011 and 2012. Our required $51.9 million prepayment was determined based upon our assessment rate in effect on September 30, 2009 and reflects a 5% annualized growth factor applied to the institution’s assessment base as well as an assessment rate increase of three cents per $100 of deposits effective January 1, 2011. In recognition of the industry’s current weakened condition, the prepayment is intended to preclude additional special assessments for the foreseeable future; however, such a prepayment requirement does not necessarily preclude the FDIC from changing assessment rates or from revising the risk-based assessment system, pursuant to the existing notice-and-comment rulemaking framework.

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

As described above, loans originated under the Home Today program have greater credit risk than traditional residential real estate mortgage loans. At March 31, 2010, we had $285.6 million of loans that were originated under our Home Today program, 35.0% of which were delinquent 30 days or more in repayments, compared to 2.4% in our portfolio of residential non-Home Today loans as of that date.

Equity loans and equity lines of credit generally have higher credit risk than traditional residential mortgage loans. These loans and lines are usually in a second lien position and when combined with the first mortgage, result in generally higher overall loan-to-value ratios. In a stressed housing market with high delinquencies and low housing prices, such as currently exists, these higher loan-to-value ratios represent a greater risk of loss to the Company. A borrower with more equity in the property has a vested interest in keeping the loan current compared to a borrower with little or no equity in the property. In light of the weak housing market, the current level of delinquencies and the current instability in employment and economic prospects, we currently conduct an expanded loan level evaluation of our equity lines of credit which are delinquent 90 days or more. This expanded evaluation supplements, and is in addition to, our traditional evaluation procedures. As delinquencies in our portfolios are resolved, we are realizing an increase in net charge-offs related to equity lines of credit which are being applied against the allowance for loan loss. At March 31, 2010, we had $2.94 billion of equity loans and equity lines of credit outstanding, 2.0% of which were delinquent 90 days or more in repayments. Net charge-offs in this portfolio for the six months ended March 31, 2010 and 2009 were $23.7 million and $17.9 million, respectively.

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

The following table sets forth the composition of the loan portfolio, by type of loan at the dates indicated, excluding loans held for sale.

	March 31, 2010		September 30, 2009		March 31, 2009
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential non-Home Today	$5,992,531	64.3%	$5,990,283	64.0%	$6,011,296	64.5%
Residential Home Today	285,556	3.1	291,692	3.1	299,290	3.2
Equity loans and lines of credit (1)	2,937,514	31.5	2,983,003	31.8	2,908,431	31.2
Construction	93,849	1.0	94,287	1.0	94,071	1.0
Consumer and other loans:
Automobile	2	0.0	35	0.0	288	0.0
Other	7,097	0.1	7,072	0.1	7,471	0.1

Total loans receivable	9,316,549	100.0%	9,366,372	100.0%	9,320,847	100.0%

Deferred loan fees, net	(13,469)		(10,463)		(9,034)
Loans in process	(41,261)		(41,076)		(33,720)
Allowance for loan losses	(104,305)		(95,248)		(59,717)

Total loans receivable, net	$9,157,514		$9,219,585		$9,218,376

(1)	Includes bridge loans (loans where borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).

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

	At March 31, 2010			At September 30, 2009			At March 31, 2009
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential non-Home Today	$27,211	26.1%	64.3%	$22,678	23.8%	64.0%	$7,977	13.3%	64.6%
Residential Home Today	8,414	8.1	3.1	9,232	9.7	3.1	4,413	7.4	3.2
Equity loans and lines of credit (1)	61,140	58.6	31.5	57,594	60.5	31.8	44,420	74.4	31.1
Construction	7,539	7.2	1.0	5,743	6.0	1.0	2,906	4.9	1.0
Consumer and other loans:
Automobile loans	1	0.0	0.0	1	—	—	1	0.0	0.0
Other	—	—	0.1	—	—	0.1	—	—	0.1

Total allowance	$104,305	100.0%	100.0%	$95,248	100.0%	100.0%	$59,717	100.0%	100.0%

(1)	Includes bridge loans (loans where borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).

Our analysis for evaluating the adequacy of and the appropriateness of our loan loss provision and allowance for loan losses is continually refined as new information becomes available and actual loss experience is acquired. During the last two years, numerous modifications to our procedures have been made including the following:

•

as of June 30, 2008, in light of the weak housing market, the current level of delinquencies and the instability in employment and economic prospects, our loan evaluation methodology related to equity line of credit loans was expanded to include an accelerated individual loan loss review framework that evaluated all equity lines of credit that were ninety days or more past due, and added $12 million to our provision for loan losses and the total allowance for loan losses carried on our balance sheet;

•	as of September 30, 2008, an expanded individual loan loss review framework was implemented for our residential real estate and equity loans delinquent 180 days or more;

•

as of March 31, 2009 and as a precursor to the qualitative market valuation allowance (“MVA”) that was subsequently added in September 2009, an additional $10 million was added to our traditional general valuation allowance which correspondingly increased our loan loss provision and the total allowance for loan losses carried on our balance sheet; and

•

as of September 30, 2009, the qualitative MVA was formally added to our procedures to provide consideration of factors that may not be directly derived from historical portfolio performance. With its orientation aligned more closely with contemporaneous qualitative factors, as opposed to the more historically-oriented loss experience factors, the MVA ensures that the provision for loan losses recognized in our income statement, as well as the balance of the allowance for loan losses carried on our balance sheet, remain consistent with not only our experience, but also with our expectations, which are influenced by the then-current status of the economy and housing markets and how those conditions may impact the performance of loans held on our balance sheet on the reporting date.

The MVA supplement to the “general” component of our overall allowance for loan losses added approximately $33 million to the provision for loan losses and the total allowance for loan losses carried on our balance sheet as of and for the quarter ended September 30, 2009.

Based on our evaluation in the current six-month period the total allowance for loan losses increased $9.1 million to $104.3 million at March 31, 2010. Also, based on our analysis, during the same six-month period a greater portion of the allowance for loan losses was allocated to our residential non-Home Today portfolio, as delinquencies continued to increase in that category, while a smaller portion (but still an increased dollar amount) of the allowance was allocated to equity loans and lines of credit as total delinquencies in that category saw a slight decrease. Delinquent loans in our Home Today portfolio decreased $10.5 million to $100.0 million in the current six-month period. This change resulted in a 1.6% decrease in the amount of the allowance allocated to the Home Today portfolio. Additional discussion of non-performing loans as well as charge-offs appears later in this section.

As more delinquent loans have become subject to individual evaluation, the portion of the allowance for loan losses identified as specific reserves has increased, and, as a result the loss experience factors used to evaluate the adequacy of the general loss reserve applicable to loans not evaluated for specific reserves has decreased. Adjustments to the historical loss experience factors have been made in response to the weak real estate market, unemployment concerns in the Ohio market, an excess of available housing units in the Florida market, and uncertainties surrounding the future performance of restructured loans, and, as a result, the total loss allowance increased between March 31, 2009 and March 31, 2010.

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	As of and for the Six Months Ended
	March 31, 2010	September 30, 2009	March 31, 2009
	(Dollars in thousands)
Allowance balance (beginning of the period)	$95,248	$59,717	$43,796
Charge-offs:
Real estate loans:
Residential non-Home Today	4,542	4,858	2,037
Residential Home Today	2,426	2,160	1,850
Equity loans and lines of credit (1)	24,060	33,683	17,940
Construction	1,452	1,113	329
Consumer and other loans:
Automobile loans	—	—	—
Other	—	—	—

Total charge-offs	32,480	41,814	22,156

Recoveries:
Real estate loans:
Residential non-Home Today	195	191	4
Residential Home Today	23	—	—
Equity loans and lines of credit (1)	318	171	54
Construction	1	(19)	19
Consumer and other loans:		—
Automobile loans	—	2	—
Other	—	—	—

Total recoveries	537	345	77

Net charge-offs	(31,943)	(41,469)	(22,079)
Provision for loan losses	41,000	77,000	38,000

Allowance balance (at the end of the period)	$104,305	$95,248	$59,717

Ratios:
Net charge-offs (annualized) to average loans outstanding	0.68%	0.87%	0.46%
Allowance for loan losses to non-performing loans at end of the period	37.22%	37.24%	27.01%
Allowance for loan losses to total loans at end of the period	1.12%	1.02%	0.64%

(1)	Includes bridge loans (loans where borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).

The level of charge-offs in the equity loan and lines of credit category is not unexpected. The number of seriously delinquent loans remains at an elevated level, although it decreased $463 thousand from September 30, 2009 and $7.6 million from March 31, 2009. In light of the weak housing market and the instability in the employment and economic prospects in our primary lending markets, we conduct expanded loan level reviews of equity lines of credit. As these delinquencies have been resolved through pay-off, short sale or foreclosure, or management determines the collateral is not sufficient to satisfy the loan, uncollected balances have been charged against the allowance for loan losses previously provided. For the six months ended March 31, 2010, $23.7 million in net charge-offs for equity loans and lines of credit have been recorded compared to

$17.9 million for the six-month period ended March 31, 2009. We continue to evaluate loans becoming delinquent for potential losses and record provisions for our estimate of those losses. We expect this higher level of charge-offs to continue as the delinquent loans are resolved in the future and uncollected balances are charged against the allowance.

The following table sets forth loan delinquencies by type and by amount at the dates indicated.

	Loans Delinquent For				Total
	30-89 Days		90 Days and Over
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At March 31, 2010
Real estate loans:
Residential non-Home Today	250	$33,623	793	$108,993	1,043	$142,616
Residential Home Today	204	17,938	895	82,106	1,099	100,044
Equity loans and lines of credit (1)	438	22,084	788	58,888	1,226	80,972
Construction	5	1,099	43	7,378	48	8,477
Consumer and other loans:
Automobile loans	—	—	4	2	4	2
Other	—	—	—	—	—	—

Total	897	$74,744	2,523	$257,367	3,420	$332,111

At September 30, 2009
Real estate loans:
Residential non-Home Today	253	$30,940	745	$100,061	998	$131,001
Residential Home Today	296	25,831	913	84,694	1,209	110,525
Equity loans and lines of credit (1)	491	26,072	793	59,351	1,284	85,423
Construction	7	1,465	56	11,638	63	13,103
Consumer and other loans:
Automobile loans	2	1	3	1	5	2
Other	—	—	—	—	—	—

Total	1,049	$84,309	2,510	$255,745	3,559	$340,054

At March 31, 2009
Real estate loans:
Residential non-Home Today	296	$36,559	568	$69,801	864	$106,360
Residential Home Today	301	27,233	769	71,322	1,070	98,555
Equity loans and lines of credit (1)	418	24,689	875	66,530	1,293	91,219
Construction	25	3,972	65	13,466	90	17,438
Consumer and other loans:
Automobile loans	9	9	3	3	12	12
Other	—	—	—	—	—	—

Total	1,049	$92,462	2,280	$221,122	3,329	$313,584

(1)	Includes bridge loans (loans where borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).

Loans delinquent 90 days or over have continued to increase although slightly since September 30, 2009. Loans delinquent 90 days or over increased 0.6% to $257.4 million at March 31, 2010, from $255.7 million at September 30, 2009 and increased 16.4% from $221.1 million at March 31, 2009. The inability of borrowers to repay their loans is primarily a result of rising unemployment and uncertain economic prospects in our primary lending markets. Inasmuch as job losses and unemployment levels both remain at high levels, we expect some borrowers who are current on their loans at March 31, 2010 to experience payment problems in the future. The excess number of housing units available for sale in the market today also may limit their ability to sell a home they can no longer afford. In Florida, housing values continue to remain depressed due to prior rapid building and speculation, which is now resulting in considerable inventory on the market and may limit a borrower’s ability to sell a home. As a result, we expect the overall level of loans delinquent 90 days or over will increase in the future.

The following table sets forth the amounts and categories of our non-performing assets and troubled debt restructurings at the dates indicated.

	March 31, 2010	September 30, 2009	March 31, 2009
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
Residential non-Home Today	$118,769	$100,061	$69,801
Residential Home Today	94,855	84,694	71,322
Equity loans and lines of credit (1)	59,205	59,351	66,530
Construction	7,378	11,638	13,466
Consumer and other loans:
Automobile loans	1	1	3
Other	—	—	—

Total non-accrual loans (2)	280,208	255,745	221,122

Real estate owned	14,262	17,697	13,622
Other non-performing assets	—	—	—

Total non-performing assets	$294,470	$273,442	$234,744

Troubled debt restructurings:
Real estate loans:
Residential non-Home Today	$32,474	$21,382	$3,428
Residential Home Today	30,497	20,918	2,626
Equity loans and lines of credit (1)	3,732	2,285	485
Construction	—	—	—
Consumer and other loans:
Automobile loans	—	—	—
Other	—	—	—

Total	$66,703	$44,585	$6,539

Ratios:
Total non-performing loans to total loans	3.01%	2.73%	2.37%
Total non-performing loans to total assets	2.61%	2.41%	2.08%
Total non-performing assets to total assets	2.74%	2.58%	2.21%

(1)	Includes bridge loans (loans where borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).
(2)	As of March 31, 2010, includes $22.8 million in troubled debt restructurings which are current but included with non-accrual loans for a minimum period of six months from the restructuring date due to their accrual status prior to restructuring. At September 30, 2009 and March 31, 2009, troubled debt restructurings that would have remained in non-accrual due to their accrual status prior to restructuring were not material and therefore were not included with non-accrual loans at those reporting dates.

Debt restructuring is a method being increasingly used to help families keep their homes and preserve our neighborhoods. This involves making changes to the borrowers’ loan terms through capitalization of delinquent payments; interest rate reductions, either for a specific period or for the remaining term of the loan; term extensions including beyond that provided in the original agreement; or some combination of the above. These loans are measured for impairment based on the present value of expected future cash flows discounted at the effective interest rate of the original loan contract. Any shortfall is recorded as a charge-off against the allowance for loan losses. We evaluate these loans using the expected future cash flows because we expect the borrower to be the source of repayment for the loan and not liquidation of the collateral. Some loans modified through our loan restructuring program may not be accruing interest at the time of the modification. Our policy is to return such modified loans to accrual status once the borrower demonstrates performance according to the terms of the restructuring agreement for a period of at least six months.

The following table sets forth the amounts of accrual and non-accrual troubled debt restructured loans, by the types of concessions granted as of March 31, 2010.

	At March 31, 2010
	(Dollars in thousands)
	Reduction in interest rates	Payment Extensions	Forbearance or Other actions	Multiple concessions	Total
Loan Status
Accrual	$7,092	$5,645	$7,229	$46,737	$66,703
Non-Accrual	12,990	711	11,231	1,969	26,901

Total	$20,082	$6,356	$18,460	$48,706	$93,604

Sixty percent of loans modified through our restructuring program are for current borrowers who request a modification due to a recent or impending event that has caused or will cause a temporary financial strain and who receive concessions that would otherwise not be considered. Some loans modified through our loan restructuring program may not be accruing interest at the time of the modification. Our policy is to return such modified loans to accrual status once the borrower demonstrates performance according to the terms of the restructuring agreement for a period of at least six months.

Inasmuch as the majority of our troubled debt restructurings have occurred during the last eighteen months and only 63 loans have been subject to restructuring terms for at least one year, we believe that it may be premature to draw general conclusions with respect to the effectiveness of any individual concession type. With that qualification in mind, our short term experience has been that the following loans have performed successfully for one year or more under the terms of the restructuring: four of seven loans granted a rate reduction, five of seven loans granted a payment extension, 30 of 36 loans granted a forbearance or other action, and ten of thirteen loans granted multiple concessions.

On March 31, 2010, our equity loans and lines of credit portfolio consisted of $267.7 million in equity loans (which includes $134.1 million of equity lines of credit which are in repayment), $13.0 million in bridge loans and $2.66 billion in equity lines of credit. The following table sets forth committed and drawn amounts, percent delinquent 90 days or more and the mean combined loan-to-value (CLTV) percent at the time of origination of our equity line of credit portfolio by geographical distribution as of March 31, 2010:

State	Committed Amount	Drawn Amount	Percent Delinquent 90 days or more	Mean CLTV Percent at Origination
	(Dollars in thousands)
Ohio	$2,257,016	$1,046,483	0.82%	63%
Florida	1,341,135	801,425	2.81%	63%
California	476,865	305,847	0.43%	68%
Other (1)	868,163	503,172	0.49%	64%

Total	$4,943,179	$2,656,927	1.31%	63%

(1)	No individual state has a committed or drawn balance greater than 5% of the total.

The following table represents committed and drawn amounts, percent delinquent 90 days or more and the mean CLTV percent at the time of origination of our equity line of credit portfolio by the year originated as of March 31, 2010:

Calendar Year Originated	Committed Amount	Drawn Amount	Percent Delinquent 90 days or more	Mean CLTV Percent at Origination
	(Dollars in thousands)
2000 and prior	$539,149	$231,196	1.06%	51%
2001	157,772	72,535	0.68%	66%
2002	277,880	122,731	1.65%	64%
2003	401,661	193,571	1.46%	68%
2004	266,788	127,478	4.00%	67%
2005	204,480	103,412	3.51%	68%
2006	464,226	261,535	2.69%	66%
2007	685,207	426,011	1.72%	68%
2008	1,325,063	811,659	0.47%	65%
2009	587,845	296,556	0.06%	57%
2010	33,108	10,243	0.00%	62%

Total	$4,943,179	$2,656,927	1.31%	63%

As shown in the table above, the percent of seriously delinquent loans originated in calendar years 2004 through 2006 is comparatively higher than the others. Those years saw rapidly increasing housing prices, especially in our Florida market. As the housing prices have declined along with the general economic downturn coupled with higher unemployment, we see that reflected in those book years. Equity lines of credit originated during those years also saw higher loan amounts, higher permitted loan-to-value ratios, and lower credit scores.

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

Mortgage Servicing Rights. Mortgage servicing rights represent the present value of the estimated future servicing fees expected to be received pursuant to the right to service loans in our loan servicing portfolio. Mortgage servicing rights are recognized as assets for both purchased rights and for the allocated value of retained servicing rights on loans sold. The most critical accounting policy associated with mortgage servicing is the methodology used to determine the fair value of capitalized mortgage servicing rights. A number of estimates affect the capitalized value and include: (1) the mortgage loan prepayment speed assumption; (2) the estimated prospective cost expected to be incurred in connection with servicing the mortgage loans; and (3) the discount factor used to compute the present value of the mortgage servicing right. The mortgage loan prepayment speed assumption is significantly affected by interest rates. In general, during periods of falling interest rates, mortgage loans prepay faster and the value of our mortgage servicing assets decreases. Conversely, during periods of rising rates, the value of mortgage servicing rights generally increases due to slower rates of prepayments. The estimated prospective cost expected to be incurred in connection with servicing the mortgage loans is deducted from the retained servicing fee (gross mortgage loan interest rate less amounts remitted to third parties, such as investor pass-through rate, guarantee fee, and mortgage insurance fee) to determine the net servicing fee for purposes of capitalization computations. To the extent that prospective actual costs incurred to service the mortgage loans differ from the estimate, our future results will be adversely (or favorably) impacted. The discount factor selected to compute the present value of the servicing right reflects expected marketplace yield requirements.

The amount and timing of mortgage servicing rights amortization is adjusted quarterly based on actual results. In addition, on a quarterly basis, we perform a valuation review of mortgage servicing rights for potential decreases in value. This quarterly valuation review entails applying current assumptions to the portfolio classified by interest rates and, secondarily, by prepayment characteristics. At March 31, 2010, the capitalized value of our rights to service $7.27 billion of loans for others was $41.3 million, or 0.57% of the serviced loan portfolio.

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

We must assess the likelihood that tax positions resulting in material tax benefits would be upheld upon examination of a tax authority. At March 31, 2010, we have not identified any tax positions that are not more likely than not to be realized upon examination and have not recorded any tax liabilities for uncertain tax positions.

Pension Obligations. The determination of our obligations and expense for pension benefits is dependent upon certain assumptions used in calculating such amounts. Key assumptions used in the actuarial valuations include the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation. To determine the discount rate used in the development of the benefit obligation and net periodic benefit cost, expected future benefit payments are discounted using industry benchmark yield curve rates. An equivalent single interest rate that produces the same present value of benefits is then determined as the discount rate. Actual results could differ from the assumptions and market driven rates may fluctuate. Significant differences in actual experience or significant changes in the assumptions could materially affect future pension obligations and expense.

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

Comparison of Financial Condition at March 31, 2010 and September 30, 2009

Total assets increased $138.3 million, or 1%, to $10.74 billion at March 31, 2010 from $10.6 billion at September 30, 2009. This change was the result of increases in our cash and cash equivalents, investment securities and other assets partially offset by a decrease in our loan portfolio.

Cash and cash equivalents increased $94.9 million, or 31%, to $402.0 million at March 31, 2010 from $307.0 million at September 30, 2009, as we have retained our most liquid assets for subsequent investment in investment securities and loan products that provide higher yields along with longer maturities. This increase is the net effect of successful deposit gathering offset by net cash outflows from investing activities.

Investment securities held to maturity increased $48.4 million, or 8%, to $626.8 million at March 31, 2010 from $578.3 million at September 30, 2009. This net increase reflected our reinvestment of cash equivalents into assets offering slightly higher returns, with limited risk of asset life extension should market rates increase. During the six-month period we purchased $203.2 million in investment securities. There were no sales of investment securities as only principal paydowns occurred in this mortgage-backed security portfolio. Paydowns on mortgage-backed securities continue to increase due to the historically low mortgage interest rates and can be expected to continue, although at perhaps a slower pace, as borrowers take advantage of lower rates.

Loans held for investment, net, decreased $62.1 million, or less than 1%, to $9.16 billion at March 31, 2010 from $9.22 billion at September 30, 2009. Residential mortgage loans decreased $3.9 million during the six months ended March 31, 2010, which reflected $400.1 million in sales during that time period. Through the sales of loans in the secondary market, we can improve our interest rate risk position in the event of increases in market interest rates.

Other assets increased $51.2 million, or 96%, to $104.3 million at March 31, 2010 from $53.2 million at September 30, 2009. This increase is largely the result of the $48.3 million remaining balance of a $51.9 million prepayment of FDIC deposit insurance assessments made in December 2009.

Deposits increased $132.7 million, or 2%, to $8.70 billion at March 31, 2010 from $8.57 billion at September 30, 2009. The increase in deposits was the result of a $221.0 million increase in our high-yield savings accounts (a subcategory of our savings accounts) partially offset by an $82.1 million and $8.5 million decrease in our certificates of deposit and high-yield checking accounts, respectively, for the six-month period ended March 31, 2010. We have focused on promoting our high-yield savings accounts as well as our high-yield checking accounts as we believe that these types of deposit products provide a stable source of funds. In addition, our high yield savings accounts are expected to reprice in a manner similar to our equity loan products, and, therefore, assist us in managing interest rate risk.

Shareholders’ equity increased $6.7 million, to $1.75 billion at March 31, 2010 from September 30, 2009. This reflects $11.8 million of net income during the six-month period reduced by $10.4 million in dividends paid on our shares of common stock (other than the shares held by Third Federal Savings, MHC and unallocated ESOP shares). The remainder of the change reflects the repurchase of outstanding common stock, and adjustments related to the allocation of shares of our common stock related to awards under the stock-based compensation plan and the ESOP.

Comparison of Operating Results for the Three Months Ended March 31, 2010 and 2009

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

	Three Months Ended March 31, 2010				Three Months Ended March 31, 2009
	Average Balance	Interest Income/ Expense		Yield/ Cost (1)	Average Balance	Interest Income/ Expense		Yield/ Cost (1)
	(Dollars in thousands)
Interest-earning assets:
Other interest-bearing cash equivalents	$281,568	$176		0.25%	$1,424	$5		1.40%
Investment securities	18,344	97		2.12%	17,891	120		2.68%
Mortgage-backed securities	631,044	4,948		3.14%	766,330	7,630		3.98%
Loans	9,407,707	104,763		4.45%	9,771,745	115,736		4.74%
Federal Home Loan Bank stock	35,620	404		4.54%	35,620	403		4.53%

Total interest-earning assets	10,374,283	110,388		4.26%	10,593,010	123,894		4.68%

Noninterest-earning assets	337,305				327,678

Total assets	$10,711,588				$10,920,688

Interest-bearing liabilities:
NOW accounts	967,333	1,473		0.61%	1,050,578	1,860		0.71%
Savings accounts	1,397,713	3,479		1.00%	1,103,687	3,480		1.26%
Certificates of deposit	6,268,574	47,368		3.02%	6,139,935	58,079		3.78%
Borrowed funds	70,011	474		2.71%	483,272	479		0.40%

Total interest-bearing liabilities	8,703,631	52,794		2.43%	8,777,472	63,898		2.91%

Noninterest-bearing liabilities	241,370				340,252

Total liabilities	8,945,001				9,117,724
Shareholders’ equity	1,766,587				1,802,964

Total liabilities and shareholders’ equity	$10,711,588				$10,920,688

Net interest income		$57,594				$59,996

Interest rate spread (2)				1.83%				1.77%

Net interest-earning assets (3)	$1,670,652				$1,815,538

Net interest margin (4)		2.22	%(1)			2.27	%(1)

Average interest-earning assets to average interest-bearing liabilities	119.19%				120.68%

Selected performance ratios:
Return on average assets		0.11	%(1)			0.21	%(1)
Return on average equity		0.66	%(1)			1.28	%(1)
Average equity to average assets		16.49%				16.51%

(1)	Annualized
(2)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by total interest-earning assets.

General. Net income decreased $2.8 million, or 49%, to $2.9 million for the quarter ended March 31, 2010 compared to $5.8 million for the quarter ended March 31, 2009. The change in net income is largely the result of a decrease in the net gain on the sale of loans partially offset by a decrease in mortgage servicing asset impairment.

Interest Income. Interest income decreased $13.5 million, or 13%, to $110.4 million during the current quarter compared to $123.9 million during the same quarter in the prior year. The decrease in interest income resulted primarily from a decrease in interest income from loans.

Interest income on loans decreased $11.0 million, or 9%, to $104.8 million compared to $115.7 million during the same quarter in the prior year. This change was attributed to a 29 basis point decrease in the yield to 4.45% from 4.74% as historically low interest rates have increased the amount of refinance activity. In addition, the average balance of loans decreased $364.0 million to $9.41 billion compared to $9.77 billion as repayments and sales exceeded new loan production.

Interest Expense. Interest expense decreased $11.1 million, or 17%, to $52.8 million during the current quarter compared to $63.9 million during the quarter ended March 31, 2009. The change resulted primarily from a decrease in interest expense on certificates of deposit combined with modest decreases in interest expense on NOW accounts, savings accounts and borrowed funds.

Interest expense on certificates of deposit decreased $10.7 million, or 18%, to $47.4 million during the current quarter compared to $58.1 million during the quarter ended March 31, 2009. The change was attributed to a 76 basis point decrease in the average rate we paid on certificates of deposit to 3.02% from 3.78% partially offset by a $128.6 million, or 2%, increase in the average balance to $6.27 billion from $6.14 billion during the same quarter of the prior year as customers were attracted to the certainty of yields provided by certificates of deposit. Rates were adjusted on deposits in response to changes in general market rates as well as to changes in the rates paid by our competition on short-term certificates of deposit.

Net Interest Income. Net interest income decreased $2.4 million, or 4%, to $57.6 million during the current quarter from $60.0 million during the quarter ended March 31, 2009. While net interest income decreased during the quarter, we experienced a slight improvement of our interest rate spread which increased six basis points to 1.83% compared to 1.77% during the same quarter last year. Our net interest margin decreased five basis points to 2.22% compared to 2.27% during the same quarter last year.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level we consider necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. In determining the level of the allowance for loan losses, we consider past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of non-performing and other classified loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or conditions change. We assess the allowance for loan losses on a quarterly basis and make provisions for loan losses in order to maintain the allowance. Recent economic issues, including high levels of unemployment, are challenging our borrowers’ ability to repay their loans at a time when housing prices are weak, in part as a consequence of the collapse of the sub-prime mortgage market, and make it difficult to sell their homes. This limits the ability of many borrowers to self-cure a delinquency.

Based on our evaluation of the above factors, we recorded a provision for loan losses of $25.0 million during the current quarter and a provision of $28.0 million during the quarter ended March 31, 2009. The provisions recorded exceeded net charge-offs of $18.0 million and $17.1 million during the quarters ended March 31, 2010 and 2009, respectively. The level of charge-offs in the portfolio is not unexpected. As delinquencies in the portfolio have been resolved through pay-off, short sale or foreclosure, or management determines the collateral is not sufficient to satisfy the loan, uncollected balances have been charged against the allowance for loan losses previously provided. The allowance for loan losses was $104.3 million, or 1.12% of total loans receivable, at March 31, 2010, compared to $95.2 million, or 1.02% of total loans receivable, at September 30, 2009, and further compared to $59.7 million or 0.64% of total loans receivable at March 31, 2009. Non-performing loans increased by $24.5 million to $280.2 million, or 3.01% of total loans, at March 31, 2010 from $255.7 million, or 2.73% of total loans, at September 30, 2009, and, further, non-performing loans increased by $59.1 million compared to $221.1 million, or 2.37% of total loans, at March 31, 2009. At March 31, 2010, non-performing loans include $22.8 million of troubled debt restructurings which are current but, in accordance with applicable reporting requirements, are included with non-accrual loans for a minimum period of six months from the restructuring date. See additional information in the Provision for Loan Losses section of the six-month discussion of Comparison of Operating Results.

We used the same general methodology in assessing the allowance for loan losses at the end of each three-month period, with the addition of the qualitative MVA beginning the quarter ended September 30, 2009. We believe we have recorded all losses that are both probable and reasonable to estimate for the three months ended March 31, 2010 and 2009.

Income Tax Expense. The provision for income taxes was $2.0 million during the current quarter compared to $2.6 million during the quarter ended March 31, 2009. Our effective tax rate was 41.5% in the current quarter compared to 31.2% for the quarter ended March 31, 2009. During the current quarter, a $0.5 million adjustment was recorded to increase our deferred tax asset reserve related to our charitable contribution carryforward. Our provision for income taxes in the current quarter reflects our expectations for the full fiscal year. Our current estimate for the fiscal year ending September 30, 2010, is that our federal effective income tax rate will be 33.2%. Our effective tax rate is below the federal statutory rate because of our ownership of bank-owned life insurance.

Comparison of Operating Results for the Six Months Ended March 31, 2010 and 2009

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

	Six Months Ended March 31, 2010				Six Months Ended March 31, 2009
	Average Balance	Interest Income/ Expense		Yield/ Cost (1)	Average Balance	Interest Income/ Expense		Yield/ Cost (1)
	(Dollars in thousands)
Interest-earning assets:
Other interest-bearing cash equivalents	$280,654	$341		0.24%	$1,475	$11		1.52%
Investment securities	17,618	185		2.10%	17,600	249		2.83%
Mortgage-backed securities	620,783	10,046		3.24%	789,227	17,101		4.33%
Loans	9,430,987	211,811		4.49%	9,655,521	237,092		4.91%
Federal Home Loan Bank stock	35,620	808		4.54%	35,620	845		4.74%

Total interest-earning assets	10,385,662	223,191		4.30%	10,499,443	255,298		4.86%

Noninterest-earning assets	317,288				330,199

Total assets	$10,702,950				$10,829,642

Interest-bearing liabilities:
NOW accounts	976,028	3,008		0.62%	1,071,478	5,805		1.08%
Passbook savings	1,340,761	6,876		1.03%	1,123,077	9,246		1.65%
Certificates of deposit	6,281,974	97,449		3.10%	6,106,079	123,082		4.03%
Borrowed funds	70,009	959		2.74%	428,936	1,617		0.75%

Total interest-bearing liabilities	8,668,772	108,292		2.50%	8,729,570	139,750		3.20%

Noninterest-bearing liabilities	269,554				289,238

Total liabilities	8,938,326				9,018,808
Stockholder’s equity	1,764,624				1,810,834

Total liabilities and stockholder’s equity	$10,702,950				$10,829,642

Net interest income		$114,899				$115,548

Interest rate spread (2)				1.80%				1.66%

Net interest-earning assets (3)	$1,716,890				$1,769,873

Net interest margin (4)		2.21	%(1)			2.20	%(1)

Average interest-earning assets to average interest-bearing liabilities	119.81%				120.27%

Selected performance ratios:
Return on average assets		0.22	%(1)			0.32	%(1)
Return on average equity		1.34	%(1)			1.91	%(1)
Average equity to average assets		16.49%				16.72%

(1)	Annualized
(2)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by total interest-earning assets.

General. Net income decreased $5.4 million, or 31%, to $11.8 million during the six months ended March 31, 2010 compared to $17.2 million during the six months ended March 31, 2009. The change in net income is largely the result of an increase in the provision for loan losses combined with a decrease in the net gain on the sale of loans partially offset by a decrease in mortgage servicing asset impairment.

Interest Income. Interest income decreased $32.1 million, or 13%, to $223.2 million during the current six-month period compared to $255.3 million during the same six-month period in the prior year.

Interest income on loans decreased $25.3 million, or 11%, to $211.8 million compared to $237.1 million during the same period of the prior year. This change was attributed to a 42 basis point decrease in the yield to 4.49% from 4.91% as historically low interest rates have increased the amount of refinance activity. In addition, the average balance of loans decreased $224.5 million to $9.43 billion compared to $9.66 billion as repayments and sales exceeded new loan production.

Interest income on mortgage-backed securities decreased $7.1 million, or 41%, to $10.0 million compared to $17.1 million during the same six-month period of the prior year. This change was attributed to a 109 basis point decrease in the yield to 3.24% from 4.33%, as $ interest rates on adjustable rate mortgages reset to lower current rates and higher, fixed-rate securities experienced accelerated paydowns. The average balance of mortgage-backed securities decreased $168.4 million, or 21%, to $620.8 million from $789.2 million. There were $203.2 million in securities purchased in the current six-month period offset by 148.8 million in paydowns and maturities.

Interest Expense. Interest expense decreased $31.5 million, or 23%, to $108.3 million during the current six-month period compared to $139.8 million during the same six-month period of the prior year. The change resulted primarily from a decrease in interest expense on certificates of deposit combined with modest decreases in interest expense on NOW accounts, savings accounts and borrowed funds.

Interest expense on certificates of deposit during the current six month period decreased $25.6 million, or 21%, to $97.4 million compared to $123.1 million during the same six-month period ended March 31, 2009. The change was attributed to a 93 basis point decrease in the average rate we paid on certificates of deposit to 3.10% from 4.03% partially offset by a $175.9 million or 3% increase in the average balance to $6.28 billion from $6.11 billion during the same six-month period of the prior year as customers were attracted to the certainty of yields provided by certificates of deposit. Rates were adjusted on deposits in response to changes in general market rates as well as to changes in the rates paid by our competition on short-term certificates of deposit.

Net Interest Income. Net interest income decreased $649 thousand, or less than 1%, to $114.9 million during the current six-month period compared to the same period of the prior year. While net interest income decreased during the six-month period, we experienced an improvement of our interest rate spread which increased 14 basis points to 1.80% compared to 1.66%. Our net interest margin increased one basis point to 2.21% compared to 2.20% for the same period last year.

Provision for Loan Losses. We recorded provisions for loan losses of $41.0 million and $38.0 million during the six-month periods ended March 31, 2010 and 2009, respectively. The provisions recorded exceeded net charge-offs of $31.9 million and $22.1 million in the six-month periods ended March 31, 2010 and 2009, respectively.

Of the $24.5 million increase in non-performing loans from September 2009 to March 31, 2010, the largest increase was in our residential non-Home Today portfolio, which increased $18.7 million, or 18.7%, during the six-month period ending March 31, 2010. The increase in our residential, non-Home Today portfolio was general in nature and reflective of the general market conditions with specific negative implications in the housing markets of our primary geographic operating areas. While this increase is noteworthy, as a percentage of the balance of our non-Home Today portfolio, the non-performing loan balance of $118.8 million is 1.98%, which we believe compares favorably with peer industry averages.

Non-performing loans in our Home Today portfolio increased $10.2 million, or 12.0%, during the same six-month period. As of March 31, 2010, our Home Today portfolio was $285.6 million, compared to $291.7 million at September 30, 2009 and $299.3 million at March 31, 2009. This increase in non-performing loans has been taken into account in determining our provision for loan losses. Under the Home Today program, prior to March 27, 2009, we offered loans with our standard terms to borrowers who might not otherwise qualify for such loans, generally because of lower credit scores. To qualify for our Home Today program, a borrower must complete financial management education and counseling and must be referred to us by a sponsoring organization with whom we have partnered as part of the program. Borrowers in the Home Today program are not charged higher fees or interest rates than non-Home Today borrowers. While loans under the Home Today program do have higher risk characteristics than non-Home Today loans, we do not classify Home Today as sub-prime lending because borrowers are offered the same interest rates and charged the same fees as non-Home Today borrowers. Effective March 27, 2009, the Home Today underwriting guidelines are substantially the same as our traditional mortgage product.

Non-performing equity loans and lines of credit decreased $146 thousand, or less than 1%, during the six-month period ended March 31, 2010 as a result of $24.1 million of uncollected balances having been charged off against the allowance for loan loss during the current six-month period. As of March 31, 2010, our equity loans and lines of credit portfolio was $2.94 billion, compared to $2.98 billion at September 30, 2009. We believe that non-performing equity loans and lines of credit are, on a relative basis, of greater concern than non-Home Today loans as these loans and lines of credits generally hold subordinated positions and accordingly, represent a higher level of risk. The non-performing balances of equity loans and lines of credit were $59.2 million or 2.02% of the equity loans and lines of credit portfolio at March 31, 2010, $59.4 million or 1.99% at September 30, 2009 and $66.5 million or 2.29% at March 31, 2009. While the ratios were relatively comparable at March 31, 2010 and September 30, 2009, increased charge-offs combined with increased principal balances in the equity loans and lines of credit portfolio at September 30, 2009 resulted in lower percentages of non-performing loans when compared to the percentage at March 31, 2009. In light of the current housing market in our primary geographic markets and the continued high level of delinquencies in our portfolio, we will continue to closely monitor the loss performance of this category.

We used the same general methodology in assessing the allowance at the end of each six-month period, with the addition of the qualitative MVA beginning the quarter ended September 30, 2009. We believe we have recorded all losses that are both probable and reasonable to estimate for the six months ended March 31, 2010 and 2009.

Income Tax Expense. The provision for income taxes was $5.9 million during the current six-month period compared to $8.4 million during the six-month period ended March 31, 2009. The provision for income taxes included $5.9 million and $8.2 million in federal income taxes during the six-month periods ended March 31, 2010 and 2009, respectively. The state income tax provision is subtracted from income before income taxes when calculating the federal income tax provision. Our effective federal tax rate was 33.2% in the current period compared to 32.9% for the same period in the prior year. Our provision for income taxes in the current quarter reflects our expectations for the full fiscal year. During the six month period, a $0.5 million adjustment was recorded to increase our deferred tax asset reserve related to our charitable contribution carryforward. Our current estimate for the fiscal year ending September 30, 2010 is that our federal effective income tax rate will be 33.2%. Our effective tax rate is below the federal statutory rate because of our ownership of bank-owned life insurance.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan sales, loan repayments, advances from the Federal Home Loan Bank of Cincinnati (FHLB Cincinnati), borrowings from the Federal Reserve Bank (FRB), and maturities and sales of securities. In addition, we have the ability to collateralize borrowings in the wholesale markets. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions and competition. The Association’s Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We seek to maintain a minimum liquidity ratio (which we compute as the sum of cash and cash equivalents plus unpledged investment securities for which ready markets exist, divided by total assets) of 2% or greater. For the six-month period ended March 31, 2010, our liquidity ratio averaged 8.36%. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2010.

We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities and the objectives of our asset/liability management program.

Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2010, cash and cash equivalents totaled $402.0 million. Because we originate a significant amount of loans that qualify for sale in the secondary market, our loans held for sale represent highly liquid assets. At March 31, 2010, we had $66.0 million of loans classified as held for sale, of which $25.1 million have been committed for delivery under mandatory loan securitization/sale commitments with Fannie Mae. The remaining loans generally meet the requirements for delivery to Fannie Mae and were originated with the expectation of being securitized/sold at a future date. During the six-month period ended March 31, 2010, we sold $400.1 million of long-term, fixed rate loans. Investment securities classified as available-for-sale, which provide additional sources of liquidity, totaled $26.9 million at March 31, 2010. Also, at March 31, 2010 we had borrowings of $70.2 million from the FHLB Cincinnati.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows (unaudited) included in our Unaudited Interim Consolidated Financial Statements.

At March 31, 2010, we had $25.0 million in loan commitments outstanding. In addition to commitments to originate loans, we had $2.29 billion in unused lines of credit to borrowers. Certificates of deposit due within one year of March 31, 2010 totaled $3.05 billion, or 35.0% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, other deposit products, including certificates of deposit, FHLB Cincinnati advances, or other collateralized borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2011. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity is originating residential mortgage loans. During the six-month period ended March 31, 2010, we originated $740.7 million of residential first mortgage loans, and during the same period in the prior year, we originated $1.24 billion of residential first mortgage loans. We purchased $203.2 million of securities during the six-month period ended March 31, 2010. No securities were purchased during the same period in the prior year.

Financing activities consist primarily of activity in deposit accounts and, to a lesser extent, borrowings from the FRB’s Discount Window and FHLB Cincinnati advances. In the current six-month period we experienced a net increase in total deposits of $132.7 million compared to a net increase of $118.2 million for the same period in the prior year. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. There was no change in our borrowings from external sources during the six months ended March 31, 2010.

On March 12, 2009, the Company announced its fourth stock repurchase program, which authorizes the repurchase of up to an additional 3,300,000 shares of the Company’s outstanding common stock. The plan has no expiration date and had 2,156,250 shares remaining to be purchased as of March 31, 2010. Purchases under the program will be subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses of capital, and our financial performance. Repurchased shares will be held as treasury stock and be available for general corporate use.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB Cincinnati and the FRB, which provide additional sources of funds. During the six months ended March 31, 2010, we had $70.0 million of average outstanding borrowed funds whereas for the same period ended March 31, 2009, we had $428.9 million. At March 31, 2010, we had the ability to immediately borrow an additional $910.0 million from the FHLB Cincinnati. From the perspective of collateral value securing advances, our capacity limit for additional borrowings from the FHLB Cincinnati at March 31, 2010 was $1.31 billion, subject to satisfaction of the FHLB Cincinnati common stock ownership requirement. To satisfy the common stock ownership requirement we would have to increase our ownership of FHLB Cincinnati common stock by an additional $26.3 million. Also, at March 31, 2010, we had the ability to immediately borrow an additional $400.5 million under programs available through the FRB’s Discount Window.

The Association is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2010, the Association exceeded all regulatory capital requirements. The Association is considered “well capitalized” under regulatory guidelines.

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

As of March 31, 2010 the Association exceeded all regulatory requirements to be considered “Well Capitalized” as presented in the table below (dollar amounts in thousands).

	Actual		Required
	Amount	Ratio	Amount	Ratio
Total Capital to Risk Weighted Assets	$1,400,837	18.58%	$753,959	10.00%
Core Capital to Adjusted Tangible Assets	1,332,113	12.47	533,951	5.00
Tangible Capital to Tangible Assets	1,332,113	12.47	N/A	N/A
Tier 1 Capital to Risk-Weighted Assets	1,332,113	17.67	452,376	6.00

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

We sold $400.1 million of loans during the six-month period ended March 31, 2010. All of the loans sold were long-term, fixed-rate loans. These sales were undertaken to improve our interest rate risk position in the event of increases in market interest rates.

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

Net Portfolio Value. The Office of Thrift Supervision (OTS) requires the computation of amounts by which the net present value of an institution’s cash flow from assets, liabilities and off balance sheet items (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates. The OTS provides all institutions that file a Consolidated Maturity/Rate Schedule as a part of their quarterly Thrift Financial Report with an interest rate sensitivity report of NPV. The OTS simulation model uses a discounted cash flow analysis and an option-based pricing approach in measuring the interest rate sensitivity of NPV. The OTS model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumption that instantaneous changes (measured in basis points) occur at all maturities along the United States Treasury yield curve. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 2% to 3% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. On a quarterly basis the OTS provides us the results of the interest rate sensitivity model, which is based on information we provide to the OTS, to estimate the sensitivity of our NPV. The OTS calculations of the estimated changes in NPV of the Association as of March 31, 2010 are not currently available.

The following table presents our internal calculations of the estimated changes in the Association’s NPV at March 31, 2010 that would result from the designated instantaneous changes in the United States Treasury yield curve. In general, the assumptions used by the OTS are, by necessity, more generic as their modeling framework must fit and be adaptable to all institutions subject to its regulation. Our internal model is tailored specifically to our organization which, we believe, improves the accuracy of our internally prepared NPV estimates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

				NPV as a Percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)	Estimated NPV (2)	Estimated Increase (Decrease) in NPV		NPV Ratio (4)	Increase (Decrease) (basis points)
		Amount	Percent
	(Dollars in thousands)

+300	$926,331	$(627,463)	-40%	9.11%	-493
+200	$1,169,929	$(383,865)	-25%	11.14%	-290
+100	$1,398,808	$(154,986)	-10%	12.93%	-111
—	$1,553,794	—	—	14.04%	—
-100	$1,588,450	$34,656	2%	14.18%	14

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at March 31, 2010, in the event of an increase of 200 basis points in all interest rates, the Association would experience a 25% decrease in NPV. In the event of a 100 basis point decrease in interest rates, the Association would experience a 2% increase in NPV.

The following table is based on the calculations contained in the previous table, and sets forth the change in the NPV at a +200 basis point rate of shock at March 31, 2010, with comparative information as of September 30, 2009. By regulation the Association must measure and manage its interest rate risk for an interest rate shock of +/-200 basis points, whichever produces the largest decline in NPV.

	At March 31, 2010	At September 30, 2009
Risk Measure +200 bp Rate Shock
Pre-Shock NPV Ratio	14.04%	13.08%
Post-Shock NPV Ratio	11.14%	12.16%
Sesitivity Measure in basis points	-290	-92

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

Net Interest Income. In addition to NPV calculations, we analyze our sensitivity to changes in interest rates through our internal net interest income model. Net interest income is the difference between the interest income earned on interest-earning assets, such as loans and securities, and the interest paid on interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what the Association’s net interest income would be for a twelve-month period using OTS Pricing Tables for assumptions such as loan prepayment rates and deposit decay rates, and the Bloomberg forward yield curve for assumptions as to projected interest rates. We then calculate what the net interest income would be for the same period in the event of an instantaneous 200 basis point increase in market interest rates. As of March 31, 2010, we estimated that the Association’s net interest income for the twelve months ending March 31, 2011 would decrease by 17.0% in the event of an instantaneous 200 basis point increase in market interest rates.

Certain shortcomings are inherent in the methodologies used in determining interest rate risk through changes in net interest income. Modeling changes in net interest income require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the interest rate risk information presented assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although interest rate risk calculations provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table summarizes our stock repurchase activity during the three months ended March 31, 2010 and the stock repurchase plan approved by our Board of Directors.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans
January 1, 2010 through January 31, 2010	—	$—	—	2,156,250
February 1, 2010 through February 28, 2010	—	—	—	2,156,250
March 1, 2010 through March 31, 2010	—	—	—	2,156,250

Total	—		—

1)	On March 12, 2009, the Company announced its fourth stock repurchase program which authorizes the repurchase of up to an additional 3,300,000 shares of the Company’s outstanding common stock. Purchases under the program will be subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses of capital, and our financial performance. Repurchased shares will be held as treasury stock and be available for general corporate use. The program has 2,156,250 shares yet to be purchased as of March 31, 2010.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	[Reserved]

Item 5.	Other Information

At the 2010 Annual Meeting of Stockholders, held February 25, 2010, two matters were presented to stockholders. Stockholders elected Marc A. Stefanski, Martin J. Cohen, Robert A. Fiala, and Ben S. Stefanski III to three-year terms as directors. Stockholders also ratified the selection of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2010. The votes cast as to each matter are set forth below:

		For	Withhold
Proposal one:
Election of the following directors for terms of three years each:

Marc A. Stefanski		273,131,553	15,396,492
Martin J. Cohen		288,027,474	500,571
Robert A. Fiala		276,247,684	12,280,361
Ben S. Stefanski III		277,357,142	11,170,903

The following directors had their term of office continue after the meeting:

Anthony Asher
Thomas J. Baird
John J. Fitzpatrick
Bernard S. Kobak
William C. Mulligan
Marianne Piterans
Paul W. Stefanik

	For	Against	Abstain
Proposal two:
Ratification of Deloitte & Touche LLP as independent registered public accounting firm	298,142,139	336,280	30,495

Item 6.

(a)	Exhibits

31.1	Certification of chief executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of chief financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32	Certification of chief executive officer and chief financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TFS Financial Corporation

Dated: May 6, 2010	/s/ Marc A. Stefanski
Marc A. Stefanski
Chairman of the Board, President
and Chief Executive Officer

Dated: May 6, 2010	/s/ David S. Huffman
David S. Huffman
Chief Financial Officer