Form 10-Q
period 2010-06-30
TFS Financial CORP
filed 2010-08-06
CIK 1381668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2010

or

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date.

As of August 2, 2010 there were 308,315,000 shares of the Registrant’s common stock, par value $0.01 per share, outstanding, of which 227,119,132 shares, or 73.66% of the Registrant’s common stock, were held by Third Federal Savings and Loan Association of Cleveland, MHC, the Registrant’s mutual holding company.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒.

TFS Financial Corporation

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION (unaudited)

(In thousands, except share data)

	June 30, 2010	September 30, 2009
ASSETS

Cash and due from banks	$32,546	$20,823
Other interest-bearing cash equivalents	917,009	286,223

Cash and cash equivalents	949,555	307,046

Investment securities:
Available for sale (amortized cost $23,548 and $23,065, respectively)	23,790	23,434
Held to maturity (fair value $653,162 and $587,440, respectively)	642,376	578,331

	666,166	601,765

Mortgage loans held for sale (includes $94,423 and $40,436, measured at fair value, respectively)	115,853	61,170
Loans held for investment, net:
Mortgage loans	8,883,188	9,318,189
Other loans	7,252	7,107
Deferred loan fees, net	(12,835)	(10,463)
Allowance for loan losses	(118,414)	(95,248)

Loans, net	8,759,191	9,219,585

Mortgage loan servicing assets, net	42,291	41,375
Federal Home Loan Bank stock, at cost	35,620	35,620
Real estate owned	14,373	17,733
Premises, equipment, and software, net	62,860	65,134
Accrued interest receivable	36,164	38,365
Bank owned life insurance contracts	162,672	157,864
Other assets	95,457	53,183

TOTAL ASSETS	$10,940,202	$10,598,840

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$8,908,209	$8,570,506
Borrowed funds	70,158	70,158
Borrowers’ advances for insurance and taxes	30,606	48,192
Principal, interest, and related escrow owed on loans serviced	107,955	105,719
Accrued expenses and other liabilities	61,747	58,400

Total liabilities	9,178,675	8,852,975

Commitments and contingent liabilities

Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	0	0
Common stock, $0.01 par value, 700,000,000 shares authorized; 332,318,750 shares issued; 308,315,000 and 308,476,400 outstanding at June 30, 2010 and
September 30, 2009, respectively	3,323	3,323
Paid-in capital	1,685,139	1,679,000
Treasury Stock, at cost; 24,003,750 and 23,842,350 shares at June 30, 2010 and September 30, 2009, respectively	(289,324)	(287,514)
Unallocated ESOP shares	(84,022)	(87,896)
Retained earnings—substantially restricted	463,399	456,875
Accumulated other comprehensive loss	(16,988)	(17,923)

Total shareholders’ equity	1,761,527	1,745,865

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,940,202	$10,598,840

See accompanying notes to unaudited interim consolidated financial statements.

TFS Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(In thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2010	2009	2010	2009
INTEREST INCOME:
Loans, including fees	$103,902	$110,863	$315,713	$347,955
Investment securities available for sale	150	176	416	644
Investment securities held to maturity	4,674	6,374	14,639	23,256
Other interest and dividend earning assets	664	457	1,813	1,313

Total interest and dividend income	109,390	117,870	332,581	373,168

INTEREST EXPENSE:
Deposits	51,446	59,032	158,779	197,165
Borrowed funds	480	485	1,439	2,102

Total interest expense	51,926	59,517	160,218	199,267

NET INTEREST INCOME	57,464	58,353	172,363	173,901

PROVISION FOR LOAN LOSSES	30,000	20,000	71,000	58,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	27,464	38,353	101,363	115,901

NON-INTEREST INCOME
Fees and service charges, net of amortization	5,626	4,233	16,658	15,249
Mortgage servicing assets recovery (impairment)	6	3,972	51	(2,596)
Net gain on the sale of loans	19,710	9,413	25,459	28,863
Increase in and death benefits from bank owned life insurance contracts	1,623	1,646	4,820	4,917
Income (loss) on private equity investments	200	542	546	(1,028)
Other	1,363	1,721	4,276	5,176

Total non-interest income	28,528	21,527	51,810	50,581

NON-INTEREST EXPENSE
Salaries and employee benefits	22,223	20,330	63,879	59,105
Marketing services	920	900	4,971	7,952
Office property, equipment and software	5,046	5,654	15,661	16,536
Federal insurance premium	4,239	9,771	12,762	15,528
State franchise tax	1,329	1,211	3,709	3,988
Real estate owned expense, net	1,380	1,582	4,042	5,787
Other operating expenses	5,544	6,374	15,089	17,890

Total non-interest expense	40,681	45,822	120,113	126,786

INCOME BEFORE INCOME TAXES	15,311	14,058	33,060	39,696

INCOME TAXES	5,074	4,022	10,975	12,411

NET INCOME	$10,237	$10,036	$22,085	$27,285

Earnings per share - basic and diluted	$0.03	$0.03	$0.07	$0.09

Weighted average shares outstanding
Basic	299,826,025	300,245,981	299,725,977	301,741,110
Diluted	300,557,738	300,638,781	300,335,743	302,103,263

See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

Nine Months Ended June 30, 2010 and 2009

(In thousands)

						Accumulated other comprehensive income (loss)
	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Unrealized gains/(losses) on securities	Pension obligation	Total shareholders’ equity
Balance at September 30, 2008	$3,323	1,672,953	(192,662)	(93,545)	462,190	157	(8,764)	$1,843,652
Comprehensive Income
Net income	—	—	—	—	27,285	—	—	27,285
Change in unrealized losses on securities available for sale	—	—	—	—	—	142	—	142
Change in pension obligation	—	—	—	—	—	—	397	397

Total comprehensive income	—	—	—	—	—	—	—	27,824
Purchase of treasury stock (7,325,650 shares)	—	—	(90,305)	—	—	—	—	(90,305)
ESOP shares allocated or committed to be released	—	941	—	4,295	—	—	—	5,236
Compensation costs for stock-based plans	—	4,717	—	—	—	—	—	4,717
Excess tax benefit from stock-based compensation	—	117	—	—	—	—	—	117
Treasury stock allocated to restricted stock plan	—	(587)	599	—	(12)	—	—	0
Dividends paid to common shareholders ($0.19 per common share)	—	—	—	—	(14,497)	—	—	(14,497)

Balance at June 30, 2009	$3,323	1,678,141	(282,368)	(89,250)	474,966	299	(8,367)	$1,776,744

Balance at September 30, 2009	$3,323	1,679,000	(287,514)	(87,896)	456,875	240	(18,163)	$1,745,865
Comprehensive Income
Net income	—	—	—	—	22,085	—	—	22,085
Change in unrealized gains on securities available for sale	—	—	—	—	—	(83)	—	(83)
Change in pension obligation	—	—	—	—	—	—	1,018	1,018

Total comprehensive income	—	—	—	—	—	—	—	23,020
Purchase of treasury stock (161,400 shares)	—	—	(1,810)	—	—	—	—	(1,810)
ESOP shares allocated or committed to be released	—	1,032	—	3,874	—	—	—	4,906
Compensation costs for stock-based plans	—	4,984	—	—	—	—	—	4,984
Excess tax benefit from stock-based compensation	—	123	—	—	—	—	—	123
Dividends paid to common shareholders ($0.21 per common share)	—	—	—	—	(15,561)	—	—	(15,561)

Balance at June 30, 2010	$3,323	1,685,139	(289,324)	(84,022)	463,399	157	(17,145)	$1,761,527

See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	For the Nine Months Ended
	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,085	$27,285
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	9,932	10,070
Depreciation and amortization	11,563	15,568
Mortgage servicing asset (recovery) impairment	(51)	2,596
Provision for loan losses	71,000	58,000
Net gain on the sale of loans	(25,459)	(28,863)
Other net losses	1,796	10,927
Principal repayments on and proceeds from sales of loans held for sale	151,536	589,160
Loans originated for sale	(202,677)	(649,030)
Increase in and death benefits for bank owned life insurance contracts	(4,818)	(4,920)
Net (increase) decrease in interest receivable and other assets	(43,265)	5,030
Net increase in accrued expenses and other liabilities	4,395	10,309
Other	2,502	1,278

Net cash (used in) provided by operating activities	(1,461)	47,410

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans originated	(1,807,187)	(3,440,703)
Principal repayments on loans	1,403,028	2,178,780
Proceeds from sales, principal repayments and maturities of:
Securities available for sale	7,626	6,655
Securities held to maturity	230,801	198,157
Proceeds from sale of:
Loans	797,099	1,096,057
Real estate owned	14,223	9,336
Purchases of:
Securities available for sale	(8,141)	(949)
Securities held to maturity	(295,564)	0
Premises and equipment	(3,100)	(3,815)
Other	122	411

Net cash provided by investing activities	338,907	43,929

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	337,703	236,384
Net decrease in borrowers’ advances for insurance and taxes	(17,586)	(26,465)
Net increase in principal and interest owed on loans serviced	2,236	151,008
Net decrease in short term borrowed funds	0	(377,870)
Net increase in long-term borrowed funds	0	70,000
Purchase of treasury shares	(1,810)	(89,498)
Excess tax benefit related to stock-based compensation	81	0
Dividends paid to common shareholders	(15,561)	(14,497)

Net cash provided by (used in) financing activities	305,063	(50,938)

NET INCREASE IN CASH AND EQUIVALENTS	642,509	40,401
CASH AND CASH EQUIVALENTS—Beginning of period	307,046	132,379

CASH AND CASH EQUIVALENTS—End of period	$949,555	$172,780

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest on deposits	$161,211	$198,135
Cash paid for interest on borrowed funds	1,439	1,971
Cash paid for income taxes	11,900	14,900
SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to real estate owned	12,389	20,935

See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands unless otherwise indicated)

1. BASIS OF PRESENTATION

TFS Financial Corporation (the Holding Company), a federally chartered stock holding company, conducts its principal activities through its wholly owned subsidiaries. The principal line of business of TFS Financial Corporation and its subsidiaries (collectively, TFS Financial or the Company) is retail consumer banking, including mortgage lending, deposit gathering, and other insignificant financial services. On June 30, 2010, approximately 74% of the Holding Company’s outstanding shares were owned by a federally chartered mutual holding company, Third Federal Savings and Loan Association of Cleveland, MHC (Third Federal Savings, MHC). The thrift subsidiary of TFS Financial is Third Federal Savings and Loan Association of Cleveland (the Association).

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

The unaudited interim consolidated financial statements were prepared without an audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial condition of TFS Financial at June 30, 2010, and its results of operations and cash flows for the periods presented. In accordance with Regulation S-X for interim financial information, these statements do not include certain information and footnote disclosures required for complete audited financial statements. The Holding Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009 contains consolidated financial statements and related notes, which should be read in conjunction with the accompanying interim consolidated financial statements. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2010.

2. EARNINGS PER SHARE

The following is a summary of our earnings per share calculations.

	For the Three Months ended June 30,
	2010			2009

	Income	Shares	Per share amount	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Diluted earnings per share:
Net income	$10,237			$10,036
Less: income allocated to restricted stock units	154			153

Basic earnings per share:
Income available to common shareholders	$10,083	299,826,025	$0.03	$9,883	300,245,981	$0.03

Diluted earnings per share:
Effect of dilutive potential common shares		731,713			392,800

Income available to common shareholders	$10,083	300,557,738	$0.03	$9,883	300,638,781	$0.03

	For the Nine Months ended June 30,
	2010			2009

	Income	Shares	Per share amount	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$22,085			$27,285
Less: income allocated to restricted stock units	394			419

Basic earnings per share:
Income available to common shareholders	$21,691	299,725,977	$0.07	$26,866	301,741,110	$0.09

Diluted earnings per share:
Effect of dilutive potential common shares		609,766			362,153

Income available to common shareholders	$21,691	300,335,743	$0.07	$26,866	302,103,263	$0.09

In June, 2008, the Financial Accounting Standards Board (FASB) issued additional accounting guidance, which we adopted on October 1, 2009, related to the treatment of participating securities for computing earnings per share (EPS). The guidance concludes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and are to be included in the computation of EPS using the two-class method. The two-class method allocates earnings separately for each class of stock and participating security. The Company’s restricted stock units contain nonforfeitable rights to dividend equivalents; therefore, the two-class method was applied to all periods presented. There was no change in reported earnings per share for the three months or nine months ended June 30, 2009 as a result of applying the new method.

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

At June 30, 2010 and 2009, respectively, unvested options to purchase 3,503,200 and 4,608,175 shares were outstanding but were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. At June 30, 2010, 135,800 restricted stock units were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. No restricted stock units were omitted from the computation of diluted earnings per share at September 30, 2009.

3. INVESTMENT SECURITIES

Investments securities available for sale are summarized as follows:

	June 30, 2010
		Gross
	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
U.S. government and agency obligations	$7,000	$135	$0	$7,135
Real estate mortgage investment conduits (REMICs)	7,620	107	0	7,727
Money market accounts	8,928	0	0	8,928

	$23,548	$242	$0	$23,790

	September 30, 2009
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
U.S. government and agency obligations	$9,000	$333	$0	$9,333
REMICs	5,017	41	(5)	5,053
Money market accounts	9,048	0	0	9,048

	$23,065	$374	$(5)	$23,434

Investments held to maturity are summarized as follows:

	June 30, 2010
		Gross
	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
Freddie Mac certificates	$5,636	$253	$0	$5,889
Ginnie Mae certificates	6,288	276	0	6,564
REMICs	620,783	9,636	(275)	630,144
Fannie Mae certificates	9,669	896	0	10,565

	$642,376	$11,061	$(275)	$653,162

	September 30, 2009
		Gross
	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
Freddie Mac certificates	$8,023	$422	$0	$8,445
Ginnie Mae certificates	7,161	329	0	7,490
REMICs	552,792	8,947	(1,331)	560,408
Fannie Mae certificates	10,355	742	0	11,097

	$578,331	$10,440	$(1,331)	$587,440

4. LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans held for investment consist of the following:

	June 30, 2010	September 30, 2009
Real estate loans:
Residential non-Home Today	$5,648,498	$5,990,283
Residential Home Today	283,153	291,692
Equity loans and lines of credit	2,895,877	2,983,003
Construction	100,919	94,287

Real estate loans	8,928,447	9,359,265

Other loans	7,252	7,107

Less:
Deferred loan fees—net	(12,835)	(10,463)
Loans-in-process	(45,259)	(41,076)
Allowance for loan losses	(118,414)	(95,248)

Loans held for investment, net	$8,759,191	$9,219,585

Home Today is an affordable housing program targeted to benefit low- to moderate-income home buyers and census tracts. Through this program, prior to March 27, 2009, the Association provided loans to borrowers who would not otherwise qualify for our loan products, generally because of low credit scores. Although the credit profiles of borrowers in the Home Today program prior to March 27, 2009 might be described as sub-prime, Home Today loans generally contain the same features as loans offered to our non-Home Today borrowers. Borrowers in the Home Today program must complete financial management education and counseling and must be referred to the Association by a sponsoring organization with which the Association has partnered as part of the program. Borrowers must also meet a minimum credit score threshold. Because prior to March 27, 2009, the Association applied less stringent underwriting and credit standards to these loans, loans originated under the Home Today program prior to that date have greater credit risk than its traditional residential real estate mortgage loans. Effective March 27, 2009, the Home Today underwriting guidelines are substantially the same as our traditional first mortgage product. As of June 30, 2010, the balance of Home Today loans originated prior to March 27, 2009 was $281,394. The Association does not offer, and has not offered, loan products frequently considered to be designed to target sub-prime borrowers containing features such as higher fees or higher rates, interest only or negative amortization, a loan-to-value ratio greater than 100%, or option adjustable-rates.

Activity in the allowance for loan losses is summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Balance—beginning of period	$104,305	$59,717	$95,248	$43,796
Provision charged to income	30,000	20,000	71,000	58,000
Charge-offs	(16,877)	(23,973)	(49,357)	(46,129)
Recoveries	986	124	1,523	201

Balance—end of period	$118,414	$55,868	$118,414	$55,868

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

The Company may enter into troubled debt restructurings where the terms of loans are modified for borrowers who, due to temporary financial setbacks, are unable to perform under the original terms of their loan contracts. Terms modified in troubled debt restructurings may include capitalization of delinquent payments, interest rate reductions, term extensions, or other adjustments that will facilitate successful fulfillment of the obligations and permit the borrowers to keep their homes. Loans modified in troubled debt restructurings are evaluated for impairment based on the present value of expected future cash flows discounted at the effective interest rate of the original loan. A specific reserve is recorded for any excess of the recorded investment in the loan over the present value of expected future cash flows. A loan modified in a troubled debt restructuring is reported as a troubled debt restructuring for a minimum of one year. After one year, a loan is no longer included in the balance of troubled debt restructurings if the loan was modified to yield a market rate at the time of restructuring and the loan is not impaired based on the terms of restructuring agreement.

The average recorded investment in impaired loans, including loans reported as troubled debt restructurings, was $304,601 and $171,080 for the three months ended June 30, 2010 and 2009, respectively, and $268,625 and $150,249 for the nine months ended June 30, 2010 and 2009, respectively. Interest income recognized on these loans during the time within the period that the loans were impaired was $698 and $1,733 for the three and nine months ended June 30, 2010, respectively, and $158 for the three months ended June 30, 2009 and not materially different for the nine months ended June 30, 2009. The recorded balance of impaired loans, including loans reported as troubled debt restructurings, is summarized as follows:

	June 30,	September 30,
	2010	2009
With specific reserves assigned to the loan balance	$214,088	$109,659
With no specific reserves assigned to the loan balance	104,053	109,451

Total	$318,141	$219,110

Allowance for loan losses on impaired loans	$38,567	$26,904

5. DEPOSITS

Deposit account balances are summarized as follows:

	June 30,	September 30,
	2010	2009
Negotiable order of withdrawal accounts	$980,640	$987,525
Savings accounts	1,565,595	1,227,326
Certificates of deposit	6,360,412	6,351,661

	8,906,647	8,566,512
Accrued interest	1,562	3,994

Total deposits	$8,908,209	$8,570,506

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

The components of net periodic benefit cost recognized in the statements of income are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Service cost	$995	$803	$2,985	$2,410
Interest cost	894	862	2,682	2,587
Expected return on plan assets	(725)	(723)	(2,176)	(2,169)
Amortization of net loss	538	219	1,612	657
Amortization of prior service cost	(16)	(15)	(46)	(46)

Net periodic benefit cost	$1,686	$1,146	$5,057	$3,439

Minimum employer contributions paid through June 30, 2010 were $2,710. Minimum employer contributions expected during the remainder of the fiscal year are $784.

8. EQUITY INCENTIVE PLAN

During the nine months ended June 30, 2010 and 2009, the Company recorded $4,984 and $4,717, respectively, of stock-based compensation expense, comprised of stock option expense of $1,898 and $1,641, respectively, and restricted stock units expense of $3,086 and $3,076, respectively.

At June 30, 2010, 5,037,175 shares were subject to options, with a weighted average exercise price of $11.96 per share and a weighted average grant date fair value of $3.04 per share. Expected future expense related to the 4,887,309 non-vested options outstanding as of June 30, 2010 is $10,525 over a weighted average of 4.2 years. At June 30, 2010, 1,779,400 restricted stock units, with a weighted average grant date fair value of $11.92 per unit are unvested. Expected future compensation expense relating to the 1,779,400 restricted stock units outstanding as of June 30, 2010 is $12,984 over a weighted average period of 4.2 years. Each unit is equivalent to one share of common stock.

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

At June 30, 2010, the Company had commitments to originate loans as follows:

Fixed-rate mortgage loans	$332,816
Adjustable-rate mortgage loans	22,895
Equity loans and lines of credit including bridge loans	12,921

Total	$368,632

At June 30, 2010, the Company had unfunded commitments outstanding as follows:

Equity lines of credit	$2,225,178
Construction loans	45,259.
Private equity investments	13,913

Total	$2,284,350

The Company provides mortgage reinsurance on certain mortgage loans in its own portfolio, including Home Today loans and loans in its servicing portfolio, through contracts with two primary mortgage insurance companies. Under these contracts, the Company absorbs mortgage insurance losses in excess of a specified percentage of the principal balance of a given pool of loans, subject to a contractual limit, in exchange for a portion of the pools’ mortgage insurance premiums. At June 30, 2010, the maximum losses under the reinsurance contracts were limited to $15,842. The Company has incurred $1,188 of losses under these reinsurance contracts and has provided a liability for the remaining estimated losses totaling $5,247 as of June 30, 2010. Management believes it has made adequate provision for estimated losses. Based upon notice from our two primary mortgage insurance companies, no new contracts are being added to the Company’s risk exposure. Our insurance partners will retain all new mortgage insurance premiums and all new risk.

At June 30, 2010, the Company had $91,000 in commitments to securitize and sell mortgages.

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

At June 30, 2010 and September 30, 2009, respectively, loans held for sale subject to pending securitization contracts had a fair value of $94,423 and $40,436 and an aggregate outstanding principal balance of $91,000 and $40,000. Net gain on the sale of loans includes $909 of net gain and $2,698 of net loss for the three months ended June 30, 2010 and 2009, respectively, and $517 and $44 of net gain for the nine months ended June 30, 2010 and 2009, respectively, related to changes in the fair value of loans held for sale subject to pending securitization contracts that are fully offset by equal amounts of gains or losses on the derivative securitization contracts. Net gain on the sale of loans for the quarter ended June 30, 2010 includes $3,325 of expected gains on contracts that would have been recorded at the time of contract settlement, in the subsequent quarter, had the fair value election not been made. Interest income on mortgage loans held for sale is recorded in interest income on loans. Mortgage loans held for sale not included in securitization contracts continue to be recorded at the lower of cost or fair value. At June 30, 2010 and September 30, 2009, respectively, these loans were reported at cost, $21,430 and $20,734.

Presented below is a discussion of the methods and significant assumptions used by the Company to estimate fair value.

Investment Securities Available for Sale- Investment securities available for sale are recorded at fair value on a recurring basis. At June 30, 2010 and September 30, 2009, respectively, this includes $14,863 and $14,386 of sequentially structured, highly liquid collateralized mortgage obligations (CMOs) issued by Fannie Mae, Freddie Mac, and Ginnie Mae and $8,928 and $9,048 of deposits in money market accounts. Both are measured using the market approach. The fair value of the CMOs is obtained from third party independent nationally recognized pricing services using pricing models or quoted prices of securities with similar characteristics and is included in Level 2 of the hierarchy. The carrying amount of the money market deposit accounts is considered a reasonable estimate of their fair value, which is included in Level 1 of the hierarchy.

Mortgage Loans Held for Sale included in Pending Securitization Contracts - The fair value of mortgage loans held for sale is estimated using a market approach based on quoted secondary market pricing for loan portfolios with similar characteristics, including that portion which is included in pending securitization contracts. As described above, the Company elected the fair value measurement option for mortgage loans held for sale subject to pending securitization contracts. These loans are included in Level 2 of the hierarchy.

Impaired Loans – Impaired loans represent certain loans held for investment that are subject to a fair value measurement under U.S. GAAP because they are individually evaluated for impairment and that impairment is measured using a fair value measurement, such as the observable market price of the loan or the fair value of the collateral less estimated costs to sell. Impairment is measured using the market approach based on the fair value of the collateral less estimated costs to sell for loans the Company considers to be collateral-dependent due to a delinquency status or other adverse condition severe enough to indicate that the borrower can no longer be relied upon as the continued source of repayment.

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

Real Estate Owned – Real estate owned includes real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of acquisition cost or fair value less estimated costs to sell. Fair value is estimated under the market approach using independent third party appraisals. As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions. At June 30, 2010, there was $8,585 of real estate owned included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis; the acquisition costs exceeded the fair values less estimated costs to sell of these properties. The recorded balance of real estate owned includes estimated costs to sell of $685 related to these properties. At September 30, 2009, the Company had not yet applied the provisions of ASC 820 to nonfinancial assets and nonfinancial liabilities measured at fair value on a non-recurring basis, including real estate owned.

Mortgage Loan Servicing Assets – Mortgage loan servicing assets are initially recorded at fair value and subsequently amortized over the estimated period of servicing income. The servicing assets are assessed for impairment, based on fair value, on a quarterly basis using a discounted cash flow model, an income approach, incorporating assumptions market participants would use including estimated prepayment speeds, discount factors, and estimated costs to service. For measurement purposes, servicing assets are separated into stratum segregated primarily by the predominant risk characteristics of the loans serviced, such as type, fixed and adjustable rates, original terms, and interest rates. When the carrying value of the servicing asset for an individual stratum exceeds the fair value, the stratum is considered impaired. The excess of the amortized cost over fair value is recognized through a valuation allowance recorded in current earnings and the stratum is included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis. At June 30, 2010, no stratum within the mortgage loan servicing asset had a fair value below its carrying value.

Land held for development – Land held for development includes real estate surrounding the Company’s main office in Cleveland, Ohio, acquired to preserve and redevelop the community. It is carried at the lower of acquisition cost or fair value less estimated costs to sell or develop and is included in other assets on the Consolidated Statement of Condition. Fair value is estimated under the market approach using values for comparable projects, adjusted by management to reflect current economic and market conditions. At June 30, 2010, there was $3,217 of land held for development included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis. The acquisition costs of these properties exceeded their fair values less estimated cost to sell or develop by $750. At September 30, 2009, land held for development was carried at acquisition cost.

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

Assets and liabilities carried at fair value on a recurring basis on the Consolidated Statement of Condition at June 30, 2010 and September 30, 2009 are summarized below.

		Recurring Fair Value Measurements at Reporting Date Using
	June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment securities available for sale:
U.S. government and agency obligations	$7,135	$0	$7,135	$0
REMIC’s	7,727	0	7,727	0
Other	8,928	8,928	0	0
Mortgage loans held for sale	94,423	0	94,423	0
Derivatives:
Interest rate lock commitments	309	0	0	309

Total	$118,522	$8,928	$109,285	$309

Liabilities
Derivatives
Forward commitments for the sale of mortgage loans	721	0	721	0

Total	$721	$0	$721	$0

	September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment securities available for sale:
U.S. government and agency obligations	$9,333	$0	$9,333	$0
REMIC’s	5,053	0	5,053	0
Other	9,048	9,048	0	0
Mortgage loans held for sale	40,436	0	40,436	0
Derivatives:
Interest rate lock commitments	318	0	0	318

Total	$64,188	$9,048	$54,822	$318

Liabilities
Derivatives
Forward commitments for the sale of mortgage loans	204	0	204	0

Total	$204	$0	$204	$0

At June 30, 2010 and September 30, 2009, respectively, derivatives classified within Level 3 of the hierarchy were $309 and $318, with a net loss of $49 and $63 recorded in other income for the three-month periods ended June 30, 2010 and 2009, respectively and a net loss of $9 and a net gain of $77 recorded in other income for the nine-month periods ended June 30, 2010 and June 30, 2009, respectively.

Summarized in the tables below are those assets measured at fair value on a nonrecurring basis at June 30, 2010 and September 30, 2009. This includes loans held for investment, other than those restructured in troubled debt restructurings, that were individually evaluated for impairment, properties included in real estate owned that are carried at fair value less estimated costs to sell at the reporting date, land held for development that has a fair value below acquisition cost, and certain stratum of mortgage loan servicing assets that have a fair value below amortized cost.

		Nonrecurring Fair Value Measurements at Reporting Date Using
	June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans, net of allowance	$171,994	$0	$0	$171,994
Real estate owned[1]	8,585	0	0	8,585
Land held for development	3,217	0	0	3,217

Total	$183,796	$0	$0	$183,796

[1] Amounts represent fair value measurements of properties before deducting estimated costs to sell.

	September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans, net of allowance	$149,412	$0	$0	$149,412
Mortgage loan servicing assets	406	0	0	406

Total	$149,818	$0	$0	$149,818

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

	At June 30, 2010		At September 30, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and due from banks	$32,546	$32,546	$20,823	$20,823
Other interest bearing cash equivalents	917,009	917,009	286,223	286,223
Investment securities:
Available for sale	23,790	23,790	23,434	23,434
Held to maturity	642,376	653,161	578,331	587,440
Mortgage loans held for sale	115,853	116,642	61,170	61,790
Loans-net:
Mortgage loans held for investment	8,751,939	8,896,253	9,212,478	9,551,261
Other loans	7,252	8,235	7,107	8,182
Federal Home Loan Bank stock	35,620	35,620	35,620	35,620
Private equity investments	2,804	2,804	4,706	4,706
Accrued interest receivable	36,164	36,164	38,365	38,365
Derivatives	309	309	318	318
Liabilities:
NOW and passbook accounts	$2,546,235	$2,546,235	$2,214,851	$2,214,851
Certificates of deposit	6,361,974	6,576,916	6,355,655	6,553,708
Borrowed funds	70,158	72,065	70,158	70,112
Borrowers’ advances for taxes and insurance	30,606	30,606	48,192	48,192
Principal, interest and escrow owed on loans serviced	107,955	107,955	105,719	105,719
Derivatives	721	721	204	204

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

Loans—For mortgage loans and other loans, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

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

The Company enters into forward commitments for the sale of mortgage loans principally to protect against the risk of adverse interest rate movements on net income. The Company recognizes the fair value of the contracts when the characteristics of those contracts meet the definition of a derivative. These derivatives are not designated in a hedging relationship; therefore, gains and losses are recognized immediately in the statement of income. In addition, the Company enters into commitments to originate loans, which when funded, will be classified as held for sale. Such commitments meet the definition of a derivative and are not designated in a hedging relationship; therefore, gains and losses are recognized immediately in the statement of income. The Company had no derivatives designated as hedging instruments under FASB ASC 815, “Derivatives and Hedging,” at June 30, 2010 or September 30, 2009.

The following table provides the locations within the Consolidated Statements of Condition and the fair values for derivatives not designated as hedging instruments.

	Asset Derivatives
	At June 30, 2010		At September 30, 2009

	Location	Fair Value	Location	Fair Value
Interest rate lock commitments	Other Assets	$309	Other Assets	$318

Total		$309		$318

	Liability Derivatives
	At June 30, 2010		At September 30, 2009

	Location	Fair Value	Location	Fair Value
Forward commitments for the sale of mortgage loans	Other Liabilities	$721	Other Liabilities	$204

Total		$721		$204

The following table summarizes the effects on income of derivative instruments not designated as hedging instruments.

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended June 30,		Nine Months Ended June 30,
	Location of Gain or (Loss) Recognized in Income	2010	2009	2010	2009
Interest rate lock commitments	Other income	$(49)	$(63)	$(9)	$77

Forward commitments for the sale of mortgage loans	Net gain on the sale of loans	(909)	2,698	(517)	(44)

Total		$(958)	$2,635	$(526)	$33

12. RECENT ACCOUNTING PRONOUNCEMENTS

FASB Accounting Standards Update (ASU) 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” expands disclosures about the credit quality of financing receivables and the allowance for credit losses, requiring such disclosures be presented on a disaggregated basis, either by portfolio segment, which is defined as the level at which an entity determines its allowance for credit losses, or by class, which is defined on the basis of the initial measurement attribute, the risk characteristics, and the method for monitoring and assessing credit risk. Short-term trade accounts receivable and receivables measured at fair value or at the lower of cost or fair value are excluded from the scope of this update. The new guidance requires an entity to present, by portfolio segment, a roll forward of the allowance for credit losses and the recorded investment of the related financing receivables, and significant purchases and sales of financing receivables. Disclosures required by class of financing receivables include nonaccrual status, impaired balances, credit quality indicators, the aging of past dues, the nature and extent of troubled debt restructurings that occurred during the reporting period along with their impact on the allowance for credit losses, and the nature and effect of troubled debt restructurings that occurred during the previous twelve months that defaulted during the period along with their impact on the allowance for credit losses. The new and amended disclosures that relate to information as of the end of a reporting period are effective for the first interim or annual reporting period ending on or after December 15, 2010 and will be included in the Company’s consolidated financial statements for the period ending December 31, 2010. The disclosures that include information for activity that occurs during a reporting period are effective for the first interim or annual period beginning after December 15, 2010 and will be included in the Company’s consolidated financial statements for the period ending March 31, 2011.

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

The Company has determined that all other recently issued accounting pronouncements will not have a material impact on the Company’s consolidated financial statements or do not apply to its operations.

13. SUBSEQUENT EVENT

The Office of Thrift Supervision (the “OTS”) has expressed concerns with the risk concentrations and other aspects of the Association’s home equity line of credit portfolio and its administration of that portfolio. In connection with those concerns, the OTS has informed the Company that it must provide the OTS 45 days prior written notice of the Company’s intent to declare and pay cash dividends to its stockholders or repurchase any of its outstanding common stock. The OTS may object to a proposed dividend or stock repurchase within the 45 days notice period. The Association has suspended the origination of all new equity loans and lines of credit with the exception of bridge loans, and is working diligently to resolve the OTS’ concerns with respect to the home equity line of credit portfolio. The Company does not intend to declare or pay a cash dividend, or to repurchase any of its outstanding common stock until the OTS’ concerns are resolved. Any future payment of dividends or stock repurchases will be decided by the Company’s board of directors, subject to proper OTS notice, if required at that time.

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

Controlling Our Interest Rate Risk Exposure. Although housing and credit issues continue to dominate financial headlines and as described below are certainly a matter of significant concern for us, historically our greatest risk has been interest rate risk exposure. When we hold long-term, fixed-rate assets, funded by liabilities with shorter repricing characteristics, we are exposed to potentially adverse impact from rising interest rates. Generally, and particularly over extended periods of time that encompass full economic cycles, interest rates associated with longer terms have been higher than interest rates associated with shorter terms. This difference has been an important component of our net interest income and is fundamental to our operations. We manage the risk of holding long-term, fixed-rate mortgage assets by moderating the attractiveness of our loan offerings, thereby controlling the level of additions (new originations) to our portfolio, and by periodically selling long-term, fixed-rate mortgage loans in the secondary market to reduce the amount of those assets held in our portfolio. During the nine-month period ended June 30, 2010, we sold $942.2 million of long-term, fixed-rate mortgage loans compared to sales of $1.68 billion during the nine-month period ended June 30, 2009. The volume of loan sales is generally linked to the volume of new, fixed-rate mortgage loan production. In the nine-month period ended June 30, 2010 fixed-rate mortgage loan production decreased $869.3 million to $1.15 billion from $2.02 billion in the same period ended June 30, 2009. The amount of origination and refinancing volumes along with the portion of that activity that pertains to loans that we previously sold (but for which we maintained the right to provide mortgage servicing so as to maintain our relationship with our customer) when coupled with the level of loan sales determines the balance of loans held on our balance sheet. The amount of loan activity described above resulted in $5.36 billion of long-term, fixed-rate mortgage loans in our mortgage loans held for investment portfolio at June 30, 2010, as compared to $5.63 billion at September 30, 2009, $5.85 billion at June 30, 2009 and $5.94 billion at September 30, 2008. At March 31, 2010, the balance of long-term, fixed-rate mortgage loans in our held for investment portfolio was $5.65 billion. The decrease since March 31, 2010 reflects the impact of a bulk sale of loans that was consummated during the quarter ended June 30, 2010, in advance of announced changes by Fannie Mae related to requirements for loans that it accepts. Settlement dates for the bulk sale, which totaled $486.1 million, spanned the last week of June 2010 and the first week of July 2010. To the extent that the proceeds from the bulk sale are held in interest bearing cash equivalents, our net interest income will be adversely impacted. Effective July 1, 2010, we do not expect that our traditional underwriting procedures will meet Fannie Mae’s requirements and accordingly, we expect that our ability to reduce interest rate risk via the loan sales channel will be limited until we either change our underwriting standards or Fannie Mae, or other market participants, revise their qualification standards. Otherwise, future sales of fixed rate mortgage loans will be limited to those loans that have established payment histories, strong borrower credit profiles and are supported by adequate collateral values. In response to this change, we are currently developing and preparing to market a new adjustable-rate mortgage loan product that will provide us with improved interest rate risk characteristics when compared to a long-term, fixed-rate mortgage.

While there is no current evidence to indicate that interest rate increases are imminent, should a rapid and substantial increase occur in general market interest rates, it is probable that, prospectively, the level of our net interest income would be adversely impacted. We also manage interest rate risk with our equity lines of credit which have a variable interest rate. While the $2.62 billion in equity lines of credit at June 30, 2010 help manage interest rate risk, there is an incremental credit risk factor associated with these accounts which is described below.

Monitoring and Limiting Our Credit Risk. While, historically, we had been successful in limiting our credit risk exposure by generally imposing high credit standards with respect to lending, the recent confluence of dramatically unfavorable regional and macro-economic events, coupled with our expanded participation in the second lien mortgage lending markets, has significantly refocused our attention with respect to credit risk. In response to the evolving economic landscape, we have continuously revised and updated our quarterly analysis and evaluation procedures, as needed, for each category of our lending with the objective of identifying and recognizing all appropriate credit impairments. At June 30, 2010, more than 82% of our assets consisted of residential real estate loans and equity loans and lines of credit, the overwhelming majority of which were originated to borrowers in the states of Ohio and Florida. Our analytic procedures and evaluations include specific reviews of all equity lines of credit that become 90 or more days past due as well as specific reviews of all first mortgage loans and equity loans that become 180 or more days past due. We are also expanding our analysis of current performing equity lines of credit to better mitigate future risk of loss.

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

        The Office of Thrift Supervision (the “OTS”) has expressed concerns with the risk concentration and other aspects of the Association’s home equity line of credit portfolio and its administration of that portfolio. In connection with those concerns, the OTS has informed the Company that it must provide the OTS 45 days prior written notice of the Company’s intent to declare and pay cash dividends to its stockholders or repurchase any of its outstanding common stock. The OTS may object to a proposed dividend or stock repurchase within the 45 days notice period. As of June 28, 2010, the Association has suspended the origination of all new equity loans and lines of credit with the exception of bridge loans, and is working diligently to resolve the OTS’ concerns with respect to the home equity line of credit portfolio. The Company does not intend to declare or pay a cash dividend, or to repurchase any of its outstanding common stock until the OTS’ concerns are resolved. Any future payment of dividends or stock repurchases will be decided by the Company’s board of directors, subject to proper OTS notice, if required at that time.

One aspect of our credit risk concern relates to the high percentage of our loans that are secured by residential real estate in the states of Ohio and Florida, particularly in light of the highly publicized difficulties that have arisen with respect to the real estate markets in those states. At June 30, 2010, approximately 78.1% and 19.9% of our residential, non-Home Today and construction loans were secured by properties in Ohio and Florida, respectively. Our 30 or more days delinquency ratios on those loans in Ohio and Florida at June 30, 2010 were 2.1% and 5.0%, respectively. Our 30 or more days delinquency ratio for the non-Home Today portfolio as a whole was 2.7%. Also, at June 30, 2010, approximately 39.9% and 28.0% of our equity loans and lines of credit were secured by properties in Ohio and Florida, respectively. Our 30 days or more delinquency ratios on those loans in Ohio and Florida at June 30, 2010 were 2.3% and 4.3%, respectively. Our 30 or more days delinquency ratio for the equity loans and lines of credit portfolio as a whole was 2.88%. While we focus our attention on, and are concerned with respect to the resolution of all loan delinquencies, as these ratios illustrate, our highest concern is centered on loans that are secured by properties in Florida. The “Allowance for Loan Losses” portion of the “Critical Accounting Policies” section that immediately follows this Overview provides additional details regarding our loan portfolio composition, delinquency statistics, our methodology in evaluating our loan loss provisions and the adequacy of our allowance for loan losses. As unemployment levels continue to remain high, particularly in Ohio and Florida, and as Florida housing values continue to remain depressed due to prior overbuilding and speculation, which has resulted in considerable inventory on the market, we recognize that each of these factors are likely to result in elevated levels of delinquencies.

Our residential Home Today loans are another area of credit risk concern. Although these loans total $283.2 million at June 30, 2010 and constitute only 3.2% of our total loan portfolio balance, they comprise 29.7% of our total delinquencies and 30.3% of our 90 days or greater delinquencies. At June 30, 2010, approximately 95.9% and 3.9% of our residential, Home Today loans were secured by properties in Ohio and Florida, respectively. At June 30, 2010, the percentages of those loans delinquent 30 days or more in Ohio and Florida were 35.8% and 28.5%, respectively. The disparity between the portfolio composition ratio and delinquency ratio reflects the nature of the Home Today loans. Prior to March 27, 2009 these loans were made to customers who, generally because of poor credit scores, would not have otherwise qualified for our loan products. We do not offer, and have not offered, loan products frequently considered to be designed to target sub-prime borrowers containing features such as higher fees or higher rates, interest only or negative amortization, or low initial payment features with adjustable interest rates. Our Home Today loan products, which prior to March 27, 2009 were made to borrowers whose credit profiles might be described as sub-prime, generally contain the same features as loans offered to our non-Home Today borrowers. The overriding objective of our Home Today lending, just as it is with our non-Home Today lending, is to create successful homeowners. We have attempted to manage our Home Today credit risk by requiring that borrowers attend pre- and post-borrowing financial management education and counseling and that the borrowers be referred to us by a sponsoring organization with which we have partnered. Further, to manage the credit aspect of these loans, inasmuch as the majority of these buyers do not have sufficient funds for downpayments, some loans include private mortgage insurance. At June 30, 2010, 56.2% of Home Today loans include private mortgage insurance coverage. From a peak balance of $308.3 million at December 31, 2007, the total balance of the Home Today portfolio has declined to $283.2 million at June 30, 2010. This trend generally reflects the evolving conditions in the mortgage real estate market and the tightening of standards imposed by issuers of private mortgage insurance. As part of our effort to manage credit risk, effective March 27, 2009, the Home Today underwriting guidelines were revised to be substantially the same as our traditional mortgage product. Inasmuch as most potential Home Today customers do not have sufficient funds for downpayments, the lack of available private mortgage insurance restricts our ability to extend credit. Unless and until lending standards and private mortgage insurance requirements loosen, we expect the Home Today portfolio to continue to decline in balance.

Maintaining Access to Adequate Liquidity and Alternative Funding Sources. For most insured depositories, customer and community confidence are critical to their ability to maintain access to adequate liquidity and to conduct business in an orderly fashion. The Company believes that maintaining high levels of capital is one of the most important factors in nurturing customer and community confidence. Accordingly, we have managed the pace of our growth in a manner that reflects our emphasis on high capital levels. At June 30, 2010, the Association’s ratio of core capital to adjusted tangible assets (a basic industry measure under which 5.00% is deemed to represent a “well capitalized” status) was 12.36%. We expect to continue to maintain high capital ratios.

In managing its level of liquidity, the Company monitors available funding sources, which include attracting new deposits, borrowing from others, the conversion of assets to cash and the generation of funds through profitable operations. The Company has traditionally relied on retail deposits as its primary means in meeting its funding needs. At June 30, 2010, deposits totaled $8.91 billion, while borrowings totaled $70.2 million and borrowers’ advances and servicing escrows totaled $138.6 million, combined. In evaluating funding sources, we consider many factors, including cost, duration, current availability, expected sustainability, impact on operations and capital levels.

To attract deposits, we offer our customers attractive rates of return on our deposit products. Our deposit products typically offer rates that are highly competitive with the rates on similar products offered by other financial institutions. We intend to continue this practice.

We preserve the availability of alternative funding sources through various mechanisms. First, by maintaining high capital levels, we retain the flexibility to increase our balance sheet size without jeopardizing our capital adequacy. Effectively, this permits us to increase the rates that we offer on our deposit products thereby attracting more potential customers. Second, we pledge available real estate mortgage loans and investment securities with the Federal Home Bank of Cincinnati (“FHLB”) and the Federal Reserve Bank of Cleveland (“Federal Reserve”). At June 30, 2010, these collateral pledge support arrangements provide for additional borrowing capacity of up to $1.17 billion with the FHLB (provided an additional investment in FHLB capital stock of up to $23.4 million is made) and up to $374.0 million at the Federal Reserve. Third, we invest in high quality marketable securities that exhibit limited market price variability, and to the extent that they are not needed as collateral for borrowings, can be immediately and efficiently sold in the institutional market and converted to cash. At June 30, 2010, our investment securities portfolio totaled $666.2 million. Fourth, historically, a portion of the residential first mortgage loans that we originated were considered to be highly liquid as they were eligible for sale/delivery to Fannie Mae. At June 30, 2010, our mortgage loans held for sale totaled $115.9 million, while our loan sales commitments totaled $91.0 million. However, due to delivery requirement changes imposed by Fannie Mae, effective July 1, 2010, we expect that this channel of available liquidity will be significantly reduced. While periodically, in conjunction with continuing negotiations with Fannie Mae, we may determine that certain loans may qualify for delivery to Fannie Mae, there is no certainty that such negotiations will prove to be successful. While we feel this could adversely affect our liquidity position, it would be short term. Should we elect to do so, we have the ability to originate mortgages that would conform to the FNMA Selling Guide requirements and would be eligible for delivery to FNMA. Finally, cash flows from operating activities have been a regular source of funds. During the nine months ended June 30, 2010 and 2009, cash flows from operations totaled $(1.5) million and $47.4 million, respectively. Cash flow from operations was adversely affected by the $51.9 million prepayment of FDIC deposit insurance assessments made in December 2009, which has a remaining balance of $44.7 million.

Overall, while customer and community confidence can never be assured, the Company believes that our liquidity is adequate and that we have adequate access to alternative funding sources.

Monitoring and Controlling Operating Expenses. We continue to focus on managing operating expenses. Our annualized ratio of non-interest expense to average assets was 1.49% for the nine months ended June 30, 2010. As of June 30, 2010 and 2009, our average assets per full-time employee were $11.3 million and $11.4 million, respectively, and our average deposits per full-time employee were $9.2 million and $9.0 million, respectively. Based on industry statistics published by the Office of Thrift Supervision, we believe that each of these measures compares favorably with the averages for our peer group. Our average deposits held at our branch offices ($222.7 million per branch office as of June 30, 2010) contribute to our expense management efforts by limiting the overhead costs of serving our deposit customers. We will continue our efforts to control operating expenses as we grow our business.

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

As described above, loans originated under the Home Today program have greater credit risk than traditional residential real estate mortgage loans. At June 30, 2010, we had $283.2 million of loans that were originated under our Home Today program, 35.4% of which were delinquent 30 days or more in repayments, compared to 2.6% in our portfolio of residential non-Home Today loans as of that date.

Equity loans and equity lines of credit generally have higher credit risk than traditional residential mortgage loans. These loans and lines are usually in a second lien position and when combined with the first mortgage, result in generally higher overall loan-to-value ratios. In a stressed housing market with high delinquencies and low housing prices, such as currently exists, these higher loan-to-value ratios represent a greater risk of loss to the Company. A borrower with more equity in the property has a vested interest in keeping the loan current compared to a borrower with little or no equity in the property. In light of the weak housing market, the current level of delinquencies and the current instability in employment and economic prospects, we currently conduct an expanded loan level evaluation of our equity lines of credit which are delinquent 90 days or more. This expanded evaluation supplements, and is in addition to, our traditional evaluation procedures. As delinquencies in our portfolios are resolved, we are realizing an increase in net charge-offs related to equity lines of credit which are being applied against the allowance for loan loss. At June 30, 2010, we had $2.90 billion of equity loans and equity lines of credit outstanding, 2.0% of which were delinquent 90 days or more in repayments. Net charge-offs in this portfolio for the nine months ended June 30, 2010 and 2009 were $35.0 million and $37.9 million, respectively.

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

The following table sets forth the composition of the loan portfolio, by type of loan segregated by geographic location at the dates indicated, excluding loans held for sale. Construction loans are on properties located in Ohio and the balances of other loans are immaterial, therefore neither is segregated.

	June 30, 2010		September 30, 2009		June 30, 2009
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential non-Home Today
Ohio	$4,408,897		$4,582,677		$4,672,053
Florida	1,127,488		1,285,301		1,269,896
Other	112,113		122,305		130,015

Total Residential non-Home Today	5,648,498	63.2%	5,990,283	64.0%	6,071,964	64.5%
Residential Home Today
Ohio	271,471		279,835		283,391
Florida	10,962		11,128		11,275
Other	720		729		688

Total Residential Home Today	283,153	3.2	291,692	3.1	295,354	3.1
Equity loans and lines of credit (1)
Ohio	1,159,470		1,192,498		1,178,209
Florida	808,676		831,979		826,439
California	332,223		343,432		345,790
Other	595,508		615,094		600,857

Total Equity loans and lines of credit	2,895,877	32.4	2,983,003	31.8	2,951,295	31.3
Construction	100,919	1.1	94,287	1.0	89,861	1.0
Other Loans	7,252	0.1	7,107	0.1	7,425	0.1

Total loans receivable	8,935,699	100.0%	9,366,372	100.0%	9,415,899	100.0%

Deferred loan fees, net	(12,835)		(10,463)		(10,338)
Loans in process	(45,259)		(41,076)		(34,555)
Allowance for loan losses	(118,414)		(95,248)		(55,868)

Total loans receivable, net	$8,759,191		$9,219,585		$9,315,138

(1)	Includes bridge loans (loans where borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).

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

	At June 30, 2010			At September 30, 2009			At June 30, 2009
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential non-Home Today	$31,685	26.8%	63.2%	$22,678	23.8%	64.0%	$11,355	20.4%	64.5%
Residential Home Today	10,152	8.6	3.2	9,232	9.7	3.1	5,380	9.6	3.1
Equity loans and lines of credit (1)	69,316	58.5	32.4	57,594	60.5	31.8	35,588	63.7	31.3
Construction	7,260	6.1	1.1	5,743	6.0	1.0	3,544	6.3	1.0
Other loans	1	0.0	0.1	1	0.0	0.1	1	0.0	0.1

Total allowance	$118,414	100.0%	100.0%	$95,248	100.0%	100.0%	$55,868	100.0%	100.0%

(1)	Includes bridge loans (loans where borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).

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

Based on our evaluation in the current nine-month period the total allowance for loan losses increased $23.2 million to $118.4 million at June 30, 2010. Also, based on our analysis, during the same nine-month period a greater portion of the allowance for loan losses was allocated to our residential non-Home Today portfolio, as delinquencies continued to increase in that category, while a smaller portion (but still an increased dollar amount) of the allowance was allocated to equity loans and lines of credit as total delinquencies in that category saw a slight decrease. Delinquent loans in our Home Today portfolio decreased $10.2 million to $100.4 million in the current nine-month period. While there was a 1.1% decrease in the portion of the allowance allocated to the Home Today portfolio the dollar amount allocated to the portfolio increased. Additional discussion of non-performing loans as well as charge-offs appears later in this section.

As more delinquent loans have become subject to individual evaluation, the portion of the allowance for loan losses identified as specific reserves has increased. Adjustments to the historical loss experience factors used to evaluate the adequacy of the general loss reserve have been made in response to the weak real estate market, unemployment concerns in the Ohio market, an excess of available housing units in the Florida market, and uncertainties surrounding the future performance of restructured loans, and, as a result, the total loss allowance increased between June 30, 2009 and June 30, 2010.

The following table sets forth activity in our allowance for loan losses segregated by geographic location for the periods indicated. All construction loans are on properties located in Ohio.

	As of and for the Nine Months Ended
	June 30, 2010	June 30, 2009
	(Dollars in thousands)
Allowance balance (beginning of the period)	$95,248	$43,796
Charge-offs:
Real estate loans:
Residential non-Home Today
Ohio	3,386	3,530
Florida	4,649	1,209
Other	72	0

Total Residential non-Home Today	8,107	4,739

Residential Home Today
Ohio	3,158	2,877
Florida	104	34

Total Residential Home Today	3,262	2,911

Equity loans and lines of credit (1)
Ohio	5,240	3,144
Florida	23,832	28,462
California	3,428	2,843
Other	3,630	3,573

Total Equity loans and lines of credit	36,130	38,022

Construction	1,858	457

Other loans	0	0

Total charge-offs	49,357	46,129

Recoveries:
Real estate loans:
Residential non-Home Today	384	64
Residential Home Today	23	0
Equity loans and lines of credit (1)	1,105	117
Construction	11	18

Other loans	0	2

Total recoveries	1,523	201

Net charge-offs	(47,834)	(45,928)
Provision for loan losses	71,000	58,000

Allowance balance (at the end of the period)	$118,414	$55,868

Ratios:

Net charge-offs (annualized) to average loans outstanding	0.68%	0.64%
Allowance for loan losses to non-performing loans at end of the period	40.74%	24.33%
Allowance for loan losses to total loans at end of the period	1.33%	0.59%

(1)	Includes bridge loans (loans where borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).

The level of charge-offs in the equity loan and lines of credit category is not unexpected. The number of loans delinquent 90 days and over (seriously delinquent) remains at an elevated level, although it decreased $2.3 million from September 30, 2009 and $2.7 million from June 30, 2009. In light of the weak housing market and the instability in the employment and economic prospects in our primary lending markets, we conduct expanded loan level reviews of equity lines of credit. As these delinquencies have been resolved through pay-off, short sale or foreclosure, or management determines the collateral is not sufficient to satisfy the loan, uncollected balances have been charged against the allowance for loan losses previously provided. For the nine months ended

June 30, 2010, $35.0 million in net charge-offs for equity loans and lines of credit have been recorded compared to $37.9 million for the nine-month period ended June 30, 2009. Charge-offs in our Residential non-Home Today portfolio increased $3.4 million or 71% to $8.1 million in the current nine-month period compared to $4.7 million for the nine-month period ended June 30, 2009. The largest change was in our Florida market which increased $3.4 million to $4.6 million in the current nine-month period from $1.2 million in the nine-month period ended June 30, 2009. This increase is expected as serious delinquent loans in this portfolio have increased $18.5 million from September, 30, 2009 and $34.2 million from June 30, 2009. We continue to evaluate loans becoming delinquent for potential losses and record provisions for our estimate of those losses. We expect this higher level of charge-offs to continue as the delinquent loans are resolved in the future and uncollected balances are charged against the allowance.

The following tables set forth loan delinquencies by type, segregated by geographic location and by amount at the dates indicated. Construction loans are on properties located in Ohio and the balances of other loans are immaterial, therefore neither is segregated.

	Loans Delinquent For				Total
	30-89 Days		90 Days and Over
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At June 30, 2010
Real estate loans:
Residential non-Home Today
Ohio	192	$21,366	603	$66,873	795	$88,239
Florida	35	7,705	232	50,604	267	58,309
Other	2	295	5	1,128	7	1,423

Total Residential non-Home Today	229	29,366	840	118,605	1,069	147,971

Residential Home Today
Ohio	235	20,930	838	76,296	1,073	97,226
Florida	5	492	26	2,634	31	3,126

Total Residential Home Today	240	21,422	864	78,930	1,104	100,352

Equity loans and lines of credit (1)
Ohio	293	9,286	368	17,153	661	26,439
Florida	136	10,120	236	24,384	372	34,504
California	27	2,783	38	4,372	65	7,155
Other	52	4,111	122	11,141	174	15,252

Total Equity loans and lines of credit	508	26,300	764	57,050	1,272	83,350

Construction	2	306	40	6,027	42	6,333
Other loans	0	0	2	2	2	2

Total	979	$77,394	2,510	$260,614	3,489	$338,008

	Loans Delinquent For				Total
	30-89 Days		90 Days and Over
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At September 30, 2009
Real estate loans:
Residential non-Home Today
Ohio	212	$22,171	564	$59,434	776	$81,605
Florida	40	8,587	177	39,685	217	48,272
Other	1	182	4	942	5	1,124

Total Residential non-Home Today	253	30,940	745	100,061	998	131,001

Residential Home Today
Ohio	288	24,986	888	82,175	1,176	107,161
Florida	8	845	25	2,519	33	3,364

Total Residential Home Today	296	25,831	913	84,694	1,209	110,525

Equity loans and lines of credit (1)
Ohio	289	9,197	406	20,028	695	29,225
Florida	127	10,630	224	22,959	351	33,589
California	21	1,993	37	4,295	58	6,288
Other	54	4,252	126	12,069	180	16,321

Total Equity loans and lines of credit	491	26,072	793	59,351	1,284	85,423

Construction	7	1,465	56	11,638	63	13,103
Other loans	2	1	3	1	5	2

Total	1,049	$84,309	2,510	$255,745	3,559	$340,054

At June 30, 2009
Real estate loans:
Residential non-Home Today
Ohio	220	$23,881	504	$52,093	724	$75,974
Florida	43	9,771	140	31,285	183	41,056
Other	3	520	4	1,032	7	1,552

Total Residential non-Home Today	266	34,172	648	84,410	914	118,582

Residential Home Today
Ohio	256	23,015	826	76,309	1,082	99,324
Florida	9	897	24	2,389	33	3,286

Total Residential Home Today	265	23,912	850	78,698	1,115	102,610

Equity loans and lines of credit (1)
Ohio	223	7,609	438	22,291	661	29,900
Florida	113	9,746	204	21,810	317	31,556
California	26	2,587	31	4,099	57	6,686
Other	45	3,255	122	11,561	167	14,816

Total Equity loans and lines of credit	407	23,197	795	59,761	1,202	82,958

Construction	3	542	80	15,565	83	16,107
Other loans	3	3	3	3	6	6

Total	944	$81,826	2,376	$238,437	3,320	$320,263

(1)	Includes bridge loans (loans where borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).

Loans delinquent 90 days or over have continued to increase although slightly since September 30, 2009. Loans delinquent 90 days or over increased 1.9% to $260.6 million at June 30, 2010, from $255.7 million at September 30, 2009 and increased 9.3% from $238.4 million at June 30, 2009. The inability of borrowers to repay their loans is primarily a result of rising unemployment and uncertain economic prospects in our primary lending markets. Inasmuch as job losses and unemployment levels both remain at high levels, we expect some borrowers who are current on their loans at June 30, 2010 to experience payment problems in the future. The largest increase in loans delinquent 90 days and over is in our Residential non-Home Today portfolio, which increased $18.5 million from September, 30, 2009 and $34.2 million from June 30, 2009. The largest change occurred in our Florida market in which serious delinquent loans increased 27.5% to $50.6 million at June 30, 2010, from $39.7 million at September 30, 2009 and 61.8% from $31.3 million at June 30, 2009. In Ohio, serious delinquent loans increased 12.5% to $66.9 million at June 30, 2010 from $59.4 million at September 30, 2009 and 28.4% from 52.1 million at June 30, 2009. The excess number of housing units available for sale in the market today also may limit their ability to sell a home they can no longer afford. In Florida, housing values continue to remain depressed due to prior rapid building and speculation, which is now resulting in considerable inventory on the market and may limit a borrower’s ability to sell a home. As a result, we expect the overall level of loans delinquent 90 days or over will remain elevated in the future.

The following table sets forth the amounts and categories of our non-performing assets and troubled debt restructurings at the dates indicated.

	June 30, 2010	September 30, 2009	June 30, 2009
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
Residential non-Home Today	$130,263	$100,061	$84,410
Residential Home Today	96,701	84,694	78,698
Equity loans and lines of credit (1)	57,686	59,351	59,761
Construction	6,027	11,638	15,565
Other loans	2	1	3

Total non-accrual loans (2,3)	290,679	255,745	238,437

Real estate owned	14,373	17,697	14,895
Other non-performing assets	0	0	0

Total non-performing assets	$305,052	$273,442	$253,332

Troubled debt restructurings:
Real estate loans:
Residential non-Home Today	$32,865	$21,382	$12,643
Residential Home Today	37,074	20,918	12,901
Equity loans and lines of credit (1)	3,562	2,285	1,676
Construction	1,832	0	0
Other loans	0	0	0

Total	$75,333	$44,585	$27,220

Ratios:
Total non-performing loans to total loans	3.25%	2.73%	2.53%
Total non-performing loans to total assets	2.66%	2.41%	2.21%
Total non-performing assets to total assets	2.79%	2.58%	2.35%

(1)	Includes bridge loans (loans where borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).
(2)	As of June 30, 2010, includes $30.1 million in troubled debt restructurings which are current but included with non-accrual loans for a minimum period of six months from the restructuring date due to their accrual status prior to restructuring. At September 30, 2009 and June 30, 2009, troubled debt restructurings that would have remained in non-accrual due to their accrual status prior to restructuring were not material and therefore were not included with non-accrual loans at those reporting dates.
(3)	Includes $7.1 million, $1.8 million, and $867 thousand in troubled debt restructurings that are 90 days or more past due as of June 30, 2010, September 30, 2009 and June 30, 2009, respectively.

Debt restructuring is a method being increasingly used to help families keep their homes and preserve our neighborhoods. This involves making changes to the borrowers’ loan terms through capitalization of delinquent payments; interest rate reductions, either for a specific period or for the remaining term of the loan; term extensions including beyond that provided in the original agreement; or some combination of the above. These loans are measured for impairment based on the present value of expected future cash flows discounted at the effective interest rate of the original loan contract. Any shortfall is recorded as a charge-off against the allowance for loan losses. We evaluate these loans using the expected future cash flows because we expect the borrower to be the source of repayment for the loan and not liquidation of the collateral. Some loans modified through our loan restructuring program may not be accruing interest at the time of the modification. Our policy is to return such modified loans to accrual status once the borrower demonstrates performance according to the terms of the restructuring agreement for a period of at least six months. A loan modified in a troubled debt restructuring is reported as a troubled debt restructuring for a minimum of one year. After one year, a loan is no longer included in the balance of troubled debt restructurings if the loan was modified to yield a market rate at the time of restructuring and the loan is not impaired based on the terms of restructuring agreement.

The following table sets forth the amounts of accrual and non-accrual troubled debt restructured loans, by the types of concessions granted as of June 30, 2010.

	At June 30, 2010
	(Dollars in thousands)
	Reduction in interest rates	Payment Extensions	Forbearance or Other actions	Multiple concessions	Total
Loan Status
Accrual	$11,907	$5,174	$8,817	$49,435	$75,333
Non-Accrual	17,618	1,152	15,214	3,192	37,176

Total	$29,525	$6,326	$24,031	$52,627	$112,509

Sixty percent of loans modified through our restructuring program are for borrowers who are current on their loans who request a modification due to a recent or impending event that has caused or will cause a temporary financial strain and who receive concessions that would otherwise not be considered. Some loans modified through our loan restructuring program may not be accruing interest at the time of the modification. Our policy is to return such modified loans to accrual status once the borrower demonstrates performance according to the terms of the restructuring agreement for a period of at least six months.

Inasmuch as the majority of our troubled debt restructurings have occurred during the last 24 months and 161 loans have been subject to restructuring terms for at least one year, we believe that it may be premature to draw general conclusions with respect to the effectiveness of any individual concession type. With that qualification in mind, our short term experience has been that the following loans are performing successfully after one year or more under the terms of the restructuring: seven of 11 loans granted a rate reduction, six of seven loans granted a payment extension, 54 of 68 loans granted a forbearance or other action, and 67 of 75 loans granted multiple concessions.

On June 30, 2010, our equity loans and lines of credit portfolio consisted of $262.4 million in equity loans (which includes $132.7 million of equity lines of credit which are in repayment), $11.7 million in bridge loans and $2.62 billion in equity lines of credit. The following table sets forth committed and drawn amounts, percent delinquent 90 days or more and the mean combined loan-to-value (CLTV) percent at the time of origination of our equity line of credit portfolio by geographical distribution as of June 30, 2010:

State	Committed Amount	Drawn Amount	Percent Delinquent 90 days or more	Mean CLTV Percent at Origination
	(Dollars in thousands)
Ohio	$2,216,383	$1,031,516	0.79%	63%
Florida	1,312,437	788,838	2.75%	63%
California	468,307	303,305	0.59%	68%
Other (1)	849,993	498,283	0.62%	64%

Total	$4,847,120	$2,621,942	1.32%	63%

(1)	No individual state has a committed or drawn balance greater than 5% of the total.

The following table represents committed and drawn amounts, percent delinquent 90 days or more and the mean CLTV percent at the time of origination of our equity line of credit portfolio by the year originated as of June 30, 2010:

Calendar Year Originated	Committed Amount	Drawn Amount	Percent Delinquent 90 days or more	Mean CLTV Percent at Origination
	(Dollars in thousands)
2000 and prior	$515,611	$223,627	0.91%	50%
2001	154,478	71,053	0.94%	66%
2002	272,910	121,334	1.67%	64%
2003	394,191	189,756	1.26%	68%
2004	262,994	126,416	3.90%	67%
2005	201,462	102,295	3.56%	68%
2006	454,913	256,237	2.61%	66%
2007	671,289	420,362	1.84%	68%
2008	1,301,030	801,113	0.53%	65%
2009	569,190	290,800	0.11%	57%
2010	49,052	18,949	0.00%	59%

Total	$4,847,120	$2,621,942	1.32%	63%

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

The amount and timing of mortgage servicing rights amortization is adjusted quarterly based on actual results. In addition, on a quarterly basis, we perform a valuation review of mortgage servicing rights for potential decreases in value. This quarterly valuation review entails applying current assumptions to the portfolio classified by interest rates and, secondarily, by prepayment characteristics. At June 30, 2010, the capitalized value of our rights to service $7.54 billion of loans for others was $42.3 million, or 0.56% of the serviced loan portfolio.

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

We must assess the likelihood that tax positions resulting in material tax benefits would be upheld upon examination of a tax authority. At June 30, 2010, we have not identified any tax positions that are not more likely than not to be realized upon examination and have not recorded any tax liabilities for uncertain tax positions.

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

Comparison of Financial Condition at June 30, 2010 and September 30, 2009

Total assets increased $341.4 million, or 3%, to $10.94 billion at June 30, 2010 from $10.60 billion at September 30, 2009. This change was primarily the result of increases in our cash and cash equivalents, investment securities and other assets partially offset by a decrease in our loan portfolio.

Cash and cash equivalents increased $642.5 million, or 209%, to $949.6 million at June 30, 2010 from $307.0 million at September 30, 2009, as we have retained our most liquid assets for subsequent investment in investment securities and loan products that provide higher yields along with longer maturities. This increase is the result of net cash inflows from investing activities, which includes loan sales, combined with successful deposit gathering.

Investment securities held to maturity increased $64.0 million, or 11%, to $642.4 million at June 30, 2010 from $578.3 million at September 30, 2009. This net increase reflected our reinvestment of cash equivalents into assets offering slightly higher returns, with limited risk of asset life extension should market rates increase. During the nine-month period we purchased $303.7 million in investment securities. There were no sales of investment securities as only principal paydowns occurred in the mortgage-backed security portfolio. Paydowns on mortgage-backed securities continue to increase due to the historically low mortgage interest rates and can be expected to continue, although at perhaps a slower pace, as borrowers take advantage of lower rates.

Loans held for investment, net, decreased $460.4 million, or 5%, to $8.76 billion at June 30, 2010 from $9.22 billion at September 30, 2009. Residential mortgage loans decreased $350.3 million during the nine months ended June 30, 2010, which reflected $942.2 million in sales during that time period. Through the sales of loans in the secondary market, we can improve our interest rate risk position in the event of increases in market interest rates. However, due to delivery requirement changes imposed by Fannie Mae, effective July 1, 2010, we expect that our ability to reduce interest rate risk via this channel will be limited. While periodically, in conjunction with continuing negotiations with Fannie Mae, we may determine that certain loans may qualify for delivery to Fannie Mae, there is no certainty that such negotiations will prove to be successful. Refer to the Controlling Our Interest Rate Risk Exposure section of the Overview for additional discussion.

Other assets increased $42.3 million, or 79%, to $95.5 million at June 30, 2010 from $53.2 million at September 30, 2009. This increase is largely the result of the $44.7 million remaining balance of a $51.9 million prepayment of FDIC deposit insurance assessments made in December 2009.

Deposits increased $337.7 million, or 4%, to $8.91 billion at June 30, 2010 from $8.57 billion at September 30, 2009. The increase in deposits was the result of a $337.4 million and an $8.8 million increase in our high-yield savings accounts (a subcategory of our savings accounts) and certificate of deposits, respectively, partially offset by a $10.2 million decrease in our high-yield checking accounts for the nine-month period ended June 30, 2010. We have focused on promoting our high-yield savings accounts as well as our high-yield checking accounts as we believe that these types of deposit products provide a stable source of funds. In addition, our high yield savings accounts are expected to reprice in a manner similar to our equity loan products, and, therefore, assist us in managing interest rate risk.

Shareholders’ equity increased $15.7 million, to $1.76 billion at June 30, 2010 from September 30, 2009. This reflects $22.1 million of net income during the nine-month period reduced by $15.6 million in dividends paid on our shares of common stock (other than the shares held by Third Federal Savings, MHC and unallocated ESOP shares). The remainder of the change reflects the repurchase of outstanding common stock, and adjustments related to the allocation of shares of our common stock related to awards under the stock-based compensation plan and the ESOP.

Comparison of Operating Results for the Three Months Ended June 30, 2010 and 2009

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

	Three Months Ended June 30, 2010				Three Months Ended June 30, 2009
	Average Balance	Interest Income/ Expense		Yield/ Cost (1)	Average Balance	Interest Income/ Expense		Yield/ Cost (1)
	(Dollars in thousands)
Interest-earning assets:
Other Interest-bearing cash equivalents	$550,312	$269		0.20%	$171,497	$62		0.14%
Investment securities	18,157	97		2.14%	18,124	111		2.45%
Mortgage-backed securities	633,343	4,727		2.99%	680,675	6,439		3.78%
Loans	9,344,295	103,902		4.45%	9,567,973	110,863		4.63%
Federal Home Loan Bank stock	35,620	395		4.44%	35,620	395		4.44%

Total interest-earning assets	10,581,727	109,390		4.14%	10,473,889	117,870		4.50%

Noninterest-earning assets	333,853				307,035

Total assets	$10,915,580				$10,780,924

Interest-bearing liabilities:
NOW accounts	984,609	1,403		0.57%	1,042,960	1,779		0.68%
Savings accounts	1,514,703	3,512		0.93%	1,127,302	3,497		1.24%
Certificates of deposit	6,302,435	46,531		2.95%	6,248,253	53,756		3.44%
Borrowed Funds	70,009	480		2.74%	182,293	485		1.06%

Total interest-bearing liabilities	8,871,756	51,926		2.34%	8,600,808	59,517		2.77%

Noninterest-bearing liabilities	271,736				392,571

Total liabilities	9,143,492				8,993,379
Shareholders’ equity	1,772,088				1,787,545

Total liabilities and shareholders’ equity	$10,915,580				$10,780,924

Net interest income		$57,464				$58,353

Interest rate spread (2)				1.80%				1.73%

Net interest-earning assets (3)	$1,709,971				$1,873,081

Net interest margin (4)		2.17	%(1)			2.23	%(1)

Average interest-earning assets to average interest-bearing liabilities	119.27%				121.78%

Selected performance ratios:
Return on average assets		0.38	%(1)			0.37	%(1)
Return on average equity		2.31	%(1)			2.25	%(1)
Average equity to average assets		16.23%				16.58%

(1)	Annualized
(2)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by total interest-earning assets.

General. Net income increased $201 thousand, or 2%, to $10.2 million for the quarter ended June 30, 2010 compared to $10.0 million the quarter ended June 30, 2009. The change in net income is mainly the result of an increase in the net gain on the sale of loans combined with a decrease in FDIC insurance premiums partially offset by an increase in the provision for loan loss.

Interest Income. Interest income decreased $8.5 million, or 7%, to $109.4 million during the current quarter compared to $117.9 million during the same quarter in the prior fiscal year. The decrease in interest income resulted primarily from a decrease in interest income from loans.

Interest income on loans decreased $7.0 million, or 6%, to $103.9 million compared to $110.9 million during the same quarter in the prior fiscal year. Historically low interest rates in the current quarter contributed to an 18 basis point decrease in yield to 4.45% from 4.63%. In addition, the average balance of loans decreased $223.7 million to $9.34 billion compared to $9.57 billion as repayments and sales exceeded new loan production.

Interest Expense. Interest expense decreased $7.6 million, or 13%, to $51.9 million during the current quarter compared to $59.5 million during the quarter ended June 30, 2009. The change resulted primarily from a decrease in interest expense on certificates of deposit combined with modest decreases in interest expense on NOW accounts and borrowed funds.

Interest expense on certificates of deposit decreased $7.2 million, or 13%, to $46.5 million during the current quarter compared to $53.8 million during the quarter ended June 30, 2009. The change was attributed to a 49 basis point decrease in the average rate we paid on certificates of deposit to 2.95% from 3.44% partially offset by a $54.2 million, or less than 1%, increase in the average balance to $6.30 billion from $6.25 billion during the same quarter of the prior fiscal year as customers were attracted to the certainty of yields provided by certificates of deposit. Rates were adjusted on deposits in response to changes in general market rates as well as to changes in the rates paid by our competition on short-term certificates of deposit.

Net Interest Income. Net interest income decreased $889 thousand, or 2%, to $57.5 million during the current quarter from $58.4 million during the quarter ended June 30, 2009. While net interest income decreased during the quarter, we experienced a slight improvement of our interest rate spread which increased seven basis points to 1.80% compared to 1.73% during the same quarter last year. Our net interest margin decreased six basis points to 2.17% compared to 2.23% during the same quarter last year.

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

Based on our evaluation of the above factors, we recorded a provision for loan losses of $30.0 million during the current quarter and a provision of $20.0 million during the quarter ended June 30, 2009. The provision recorded during the quarter ended June 30, 2010 exceeded net charge-offs of $16.0 million, whereas the net charge-offs of $23.8 million exceeded the provision recorded during the quarter ended June 30, 2009. The level of charge-offs in the portfolio is not unexpected. As delinquencies in the portfolio have been resolved through pay-off, short sale or foreclosure, or management determines the collateral is not sufficient to satisfy the loan, uncollected balances have been charged against the allowance for loan losses previously provided. The allowance for loan losses was $118.4 million, or 1.33% of total loans receivable, at June 30, 2010, compared to $55.9 million or 0.59% of total loans receivable at June 30, 2009. Non-performing loans increased by $34.9 million to $290.7 million, or 3.25% of total loans, at June 30, 2010 from $255.7 million, or 2.73% of total loans, at September 30, 2009, and, further, non-performing loans increased by $52.2 million compared to $238.4 million, or 2.53% of total loans, at June 30, 2009. At June 30, 2010, non-performing loans include $30.1 million of troubled debt restructurings which are current but, in accordance with applicable reporting requirements, are included with non-accrual loans for a minimum period of six months from the restructuring date. See additional information in the Provision for Loan Losses section of the nine-month discussion of Comparison of Operating Results.

We used the same general methodology in assessing the allowance for loan losses at the end of each three-month period, with the addition of the qualitative MVA beginning the quarter ended September 30, 2009. We believe we have recorded all losses that are both probable and reasonable to estimate for the three months ended June 30, 2010 and 2009.

Non-Interest Income. Non-interest income increased $7.0 million or 33%, to $28.5 million during the current quarter from $21.5 million during the quarter ended June 30, 2009.

Mortgage servicing asset recovery (impairment) decreased $4.0 million or approximately 100%, to $6 thousand in the current quarter from $4.0 million in the quarter ended June 30, 2009. This change can be attributed to a $4.0 million partial reversal in the quarter ended June 30, 2009 of a $6.6 million fair value impairment reserve recorded in the quarter ended March 31, 2009.

Net gain on the sale of loans increased $10.3 million or 109%, to $19.7 million in the current quarter from $9.4 million in the quarter ended June 30, 2009. This can be attributed to $542.1 million in loan sales (as compared to $466.0 million in the quarter ended June 30, 2009) combined with favorable market conditions in the current quarter. Lower and declining interest rates generally result in higher gains on sales of loans. Loan sales are used by the Company as a means of managing interest rate risk. However, due to delivery requirement changes imposed by Fannie Mae, effective July 1, 2010, we expect that our ability to reduce interest rate risk via the loan sales channel will be limited. Refer to the Controlling Our Interest Rate Risk Exposure section of the Overview for additional discussion.

Non-Interest Expense. Non-interest expense decreased $5.1 million or 11%, to $40.7 million during the current quarter from $45.8 million during the quarter ended June 30, 2009.

Federal insurance premium decreased $5.5 million or 57%, to $4.2 million in the current quarter from $9.8 million in the same quarter ended June 30, 2009. This change was primarily the result of a $4.8 million emergency assessment recognized in the quarter ended June 30, 2009.

Income Tax Expense. The provision for income taxes was $5.1 million during the current quarter compared to $4.0 million during the quarter ended June 30, 2009. Our effective federal tax rate was 33.1% in the current quarter compared to 27.8% for the quarter ended June 30, 2009. Our provision for income taxes in the current quarter reflects our expectations for the full fiscal year. Our current estimate for the fiscal year ending September 30, 2010, is that our federal effective income tax rate will be 33.2%. Our effective tax rate is below the federal statutory rate because of our ownership of bank-owned life insurance.

Comparison of Operating Results for the Nine Months Ended June 30, 2010 and 2009

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

	Nine Months Ended June 30, 2010				Nine Months Ended June 30, 2009
	Average Balance	Interest Income/ Expense		Yield/ Cost (1)	Average Balance	Interest Income/ Expense		Yield/ Cost (1)
	(Dollars in thousands)
Interest-earning assets:
Other interest-bearing cash equivalents	370,540	610		0.22%	58,042	73		0.17%
Investment securities	17,798	282		2.11%	17,775	360		2.70%
Mortgage-backed securities	624,969	14,773		3.15%	753,043	23,540		4.17%
Loans	9,402,090	315,713		4.48%	9,626,338	347,955		4.82%
Federal Home Loan Bank stock	35,620	1,203		4.50%	35,620	1,240		4.64%

Total interest-earning assets	10,451,017	332,581		4.24%	10,490,818	373,168		4.74%

Noninterest-earning assets	322,810				322,585

Total assets	$10,773,827				$10,813,403

Interest-bearing liabilities:
NOW accounts	978,889	4,410		0.60%	1,061,972	7,584		0.95%
Savings accounts	1,398,742	10,389		0.99%	1,124,485	12,743		1.51%
Certificates of deposit	6,288,794	143,980		3.05%	6,153,471	176,838		3.83%
Borrowed funds	70,009	1,439		2.74%	346,722	2,102		0.81%

Total interest-bearing liabilities	8,736,434	160,218		2.45%	8,686,650	199,267		3.06%

Noninterest-bearing liabilities	270,281				323,682

Total liabilities	9,006,715				9,010,332
Stockholder’s equity	1,767,112				1,803,071

Total liabilities and stockholder’s equity	$10,773,827				$10,813,403

Net interest income		$172,363				$173,901

Interest rate spread (2)				1.79%				1.68%

Net interest-earning assets (3)	$1,714,583				$1,804,168

Net interest margin (4)		2.20	%(1)			2.21	%(1)

Average interest-earning assets to average interest-bearing liabilities	119.63%				120.77%

Selected performance ratios:
Return on average assets		0.27	%(1)			0.34	%(1)
Return on average equity		1.67	%(1)			2.02	%(1)
Average equity to average assets		16.40%				16.67%

(1)	Annualized
(2)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by total interest-earning assets.

General. Net income decreased $5.2 million, or 19%, to $22.1 million during the nine months ended June 30, 2010 compared to $27.3 million during the nine months ended June 30, 2009. The change in net income is largely the result of an increase in the provision for loan losses partially offset by a decrease in non-interest expenses combined with a slight increase in non-interest income.

Interest Income. Interest income decreased $40.6 million, or 11%, to $332.6 million during the current nine-month period compared to $373.2 million during the same nine-month period in the prior fiscal year.

Interest income on loans decreased $32.2 million, or 9%, to $315.7 million compared to $348.0 million during the same period of the prior fiscal year. Historically low interest rates in the current nine-month period contributed to a 34 basis point decrease in the yield to 4.48% from 4.82% in the prior nine-month period. In addition, the average balance of loans decreased $224.2 million or 2.3% to $9.40 billion compared to $9.63 billion as repayments and sales exceeded new loan production.

Interest income on mortgage-backed securities decreased $8.8 million, or 37%, to $14.8 million compared to $23.5 million during the same nine-month period of the prior fiscal year. This change was attributed to a 102 basis point decrease in the yield to 3.15% from 4.17%, as interest rates on adjustable rate mortgages reset to lower current rates and higher, fixed-rate securities experienced accelerated paydowns. The average balance of mortgage-backed securities decreased $128.1 million, or 17%, to $625.0 million from $753.0 million. There were $303.7 million in securities purchased in the current nine-month period offset by $238.4 million in paydowns and maturities.

Interest Expense. Interest expense decreased $39.0 million, or 20%, to $160.2 million during the current nine-month period compared to $199.3 million during the same nine-month period of the prior fiscal year. The change resulted primarily from a decrease in interest expense on certificates of deposit combined with modest decreases in interest expense on NOW accounts, savings accounts and borrowed funds.

Interest expense on certificates of deposit during the current nine-month period decreased $32.9 million, or 19%, to $144.0 million compared to $176.8 million during the same nine-month period ended June 30, 2009. The change was attributed to a 78 basis point decrease in the average rate we paid on certificates of deposit to 3.05% from 3.83% partially offset by a $135.3 million or 2% increase in the average balance to $6.29 billion from $6.15 billion during the same nine-month period of the prior fiscal year as customers were attracted to the certainty of yields provided by certificates of deposit. Rates were adjusted on deposits in response to changes in general market rates as well as to changes in the rates paid by our competition on short-term certificates of deposit.

Net Interest Income. Net interest income decreased $1.5 million, or less than 1%, to $172.4 million during the current nine-month period compared to the same period of the prior fiscal year. While net interest income decreased during the nine-month period, we experienced an improvement of our interest rate spread which increased 11 basis points to 1.79% compared to 1.68%. Our net interest margin decreased one basis point to 2.20% compared to 2.21% for the same period last year.

Provision for Loan Losses. We recorded provisions for loan losses of $71.0 million and $58.0 million during the nine-month periods ended June 30, 2010 and 2009, respectively. The provisions recorded exceeded net charge-offs of $47.8 million and $45.9 million in the nine-month periods ended June 30, 2010 and 2009, respectively.

Of the $34.9 million increase in non-performing loans from September 2009 to June 30, 2010, the largest increase was in our residential non-Home Today portfolio, which increased $30.2 million, or 30%, during the nine-month period ending June 30, 2010. This increase includes $11.7 million in troubled debt restructurings which are current but included with non-accruals for a minimum period of six months from their restructuring date. The increase in our residential, non-Home Today portfolio was general in nature and reflective of the general market conditions with specific negative implications in the housing markets of our primary geographic operating areas. While this increase is noteworthy, as a percentage of the balance of our non-Home Today portfolio, the non-performing loan balance of $130.3 million is 2.31%.

Non-performing loans in our Home Today portfolio increased $12.0 million, or 14%, during the same nine-month period. As of June 30, 2010, our Home Today portfolio was $283.2 million, compared to $291.7 million at September 30, 2009 and $295.4 million at June 30, 2009. This increase includes $17.8 million in troubled debt restructurings which are current but included with non-accruals for a minimum period of six months from their restructuring date. This increase in non-performing loans has been taken into account in determining our provision for loan losses.

Non-performing equity loans and lines of credit decreased $1.7 million, or 3%, during the nine-month period ended June 30, 2010. As a result, net charge-offs of $35.0 million of uncollected balances have been charged against the allowance for loan loss during the current nine-month period. As of June 30, 2010, our equity loans and lines of credit portfolio was $2.90 billion, compared to $2.98 billion at September 30, 2009 and $2.95 billion at June 30, 2009. We believe that non-performing equity loans and lines of credit are, on a relative basis, of greater concern than non-Home Today loans as these loans and lines of credits generally hold subordinated positions and accordingly, represent a higher level of risk. The non-performing balances of equity loans and lines of credit were $57.7 million or 1.99% of the equity loans and lines of credit portfolio at June 30, 2010, $59.4 million or 1.99% at September 30, 2009 and $59.8 million or 2.02% at June 30, 2009. In light of the current housing market in our primary geographic markets and the continued high level of delinquencies in our portfolio, we will continue to closely monitor the loss performance of this category.

We used the same general methodology in assessing the allowance at the end of each nine-month period, with the addition of the qualitative MVA beginning the quarter ended September 30, 2009. We believe we have recorded all losses that are both probable and reasonable to estimate for the nine months ended June 30, 2010 and 2009.

Income Tax Expense. The provision for income taxes was $11.0 million during the current nine-month period compared to $12.4 million during the nine-month period ended June 30, 2009. The provision for income taxes included $11.0 million and $12.1 million in federal income taxes during the nine-month periods ended June 30, 2010 and 2009, respectively. The state income tax provision is subtracted from income before income taxes when calculating the federal income tax provision. Our effective federal tax rate was 33.2% in the current period compared to 30.7% for the same period in the prior fiscal year. Our provision for income taxes in the current quarter reflects our expectations for the full fiscal year. During the nine-month period, a $0.6 million adjustment was recorded to increase our deferred tax asset reserve related to our charitable contribution carryforward. Our current estimate for the fiscal year ending September 30, 2010 is that our federal effective income tax rate will be 33.2%. Our effective tax rate is below the federal statutory rate because of our ownership of bank-owned life insurance.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan sales, loan repayments, advances from the Federal Home Loan Bank of Cincinnati (FHLB Cincinnati), borrowings from the Federal Reserve Bank (FRB), and maturities and sales of securities. In addition, we have the ability to collateralize borrowings in the wholesale markets. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions and competition. The Association’s Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We seek to maintain a minimum liquidity ratio (which we compute as the sum of cash and cash equivalents plus unpledged investment securities for which ready markets exist, divided by total assets) of 2% or greater. For the nine-month period ended June 30, 2010, our liquidity ratio averaged 9.53%. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2010.

We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities and the objectives of our asset/liability management program.

Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2010, cash and cash equivalents totaled $949.6 million. Historically, a significant amount of loans that we originated qualified for sale in the secondary market. However, effective July 1, 2010, pursuant to requirement changes imposed by Fannie Mae, we no longer expect that loans originated using our traditional underwriting standards will qualify for sale to Fannie Mae. Alternatively, we expect to pursue negotiations with Fannie Mae with the objective of periodically identifying certain loans with established payment histories, strong borrower credit profiles and supported by adequate collateral values, which Fannie Mae will deem eligible for sale. However, because the success of such negotiations cannot be assured, we no longer view loan sales as an effective source of liquidity. Refer to the Maintaining Access to Adequate Liquidity and Alternative Funding Sources section of the Overview for additional discussion. At June 30, 2010, we had $115.9 million of loans classified as held for sale, of which $94.4 million have been committed for delivery under mandatory loan securitization/sale commitments with Fannie Mae. During the nine-month period ended June 30, 2010, we sold $942.2 million of long-term, fixed rate loans. Investment securities classified as available-for-sale, which provide additional sources of liquidity, totaled $23.8 million at June 30, 2010. Also, at June 30, 2010 we had borrowings of $70.2 million from the FHLB Cincinnati.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows (unaudited) included in our Unaudited Interim Consolidated Financial Statements.

At June 30, 2010, we had $91.0 million in loan commitments outstanding. In addition to commitments to originate loans, we had $2.23 billion in unused lines of credit to borrowers. Certificates of deposit due within one year of June 30, 2010 totaled $2.88 billion, or 32.3% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, other deposit products, including certificates of deposit, FHLB Cincinnati advances, or other collateralized borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2011. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We generally have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity is originating residential mortgage loans. During the nine-month period ended June 30, 2010, we originated $1.18 billion of residential first mortgage loans, and during the same period in the prior fiscal year, we originated $2.08 billion of residential first mortgage loans. We purchased $303.7 million of securities during the nine-month period ended June 30, 2010. During the same period in the prior year $949 thousand of securities were purchased.

Financing activities consist primarily of activity in deposit accounts and, to a lesser extent, borrowings from the FRB’s Discount Window and FHLB Cincinnati advances. In the current nine-month period we experienced a net increase in total deposits of $337.7 million compared to a net increase of $236.4 million for the same period in the prior fiscal year. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. There was no change in our borrowings from external sources during the nine months ended June 30, 2010.

On March 12, 2009, the Company announced its fourth stock repurchase program, which authorizes the repurchase of up to an additional 3,300,000 shares of the Company’s outstanding common stock. The plan has no expiration date and had 2,156,250 shares remaining to be purchased as of June 30, 2010. Purchases under the program will be subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses of capital, and our financial performance. Repurchased shares will be held as treasury stock and be available for general corporate use. We have currently suspended our repurchase program. See Note 13. Subsequent Event to our Unaudited Interim Consolidated Financial Statements.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB Cincinnati and the FRB, which provide additional sources of funds. During the nine months ended June 30, 2010, we had $70.0 million of average outstanding borrowed funds whereas for the same period ended June 30, 2009, we had $346.7 million. At June 30, 2010, we had the ability to immediately borrow an additional $910.0 million from the FHLB Cincinnati. From the perspective of collateral value securing advances, our capacity limit for additional borrowings from the FHLB Cincinnati at June 30, 2010 was $1.17 billion, subject to satisfaction of the FHLB Cincinnati common stock ownership requirement. To satisfy the common stock ownership requirement we would have to increase our ownership of FHLB Cincinnati common stock by an additional $23.4 million. Also, at June 30, 2010, we had the ability to immediately borrow an additional $374.0 million under programs available through the FRB’s Discount Window.

The Association is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2010, the Association exceeded all regulatory capital requirements. The Association is considered “well capitalized” under regulatory guidelines.

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

As of June 30, 2010 the Association exceeded all regulatory requirements to be considered “Well Capitalized” as presented in the table below (dollar amounts in thousands).

	Actual		Required
	Amount	Ratio	Amount	Ratio
Total Capital to Risk Weighted Assets	$1,424,809	19.45%	$732,469	10.00%
Core Capital to Adjusted Tangible Assets	1,344,993	12.36	544,247	5.00
Tangible Capital to Tangible Assets	1,344,993	12.36	N/A	N/A
Tier 1 Capital to Risk-Weighted Assets	1,344,993	18.36	439,481	6.00

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

We have sought to manage our interest rate risk in order to control the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset-liability management, we currently use the following strategies to manage our interest rate risk:

(i)	actively marketing adjustable-rate loans;

(ii)	lengthening the weighted average remaining term of major funding sources, primarily by offering attractive interest rates on deposit products;

(iii)	investing in shorter- to medium-term securities;

(iv)	maintaining high levels of capital; and

(v)	negotiating the securitization and sale of seasoned, long-term, fixed-rate, one- to four-family residential real estate mortgage loans.

Shortening the average maturity of our interest-earning assets by increasing our investments in shorter-term loans and investments, as well as loans and investments with variable rates of interest, helps to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our net interest income to changes in market interest rates.

We sold $942.2 million of loans during the nine-month period ended June 30, 2010. All of the loans sold were long-term, fixed-rate loans. These sales were undertaken to improve our interest rate risk position in the event of increases in market interest rates. However, due to delivery requirement changes imposed by Fannie Mae, effective July 1, 2010, we expect that our ability to reduce interest rate risk via this channel will be limited. While periodically, in conjunction with continuing negotiations with Fannie Mae, we may determine that certain loans may qualify for delivery to Fannie Mae, there is no certainty that such negotiations will prove to be successful. In the absence of the level of loan sales we have experienced in the past we will actively market our adjustable-rate loan product to assist in the management of interest rate risk. Refer to the Controlling Our Interest Rate Risk Exposure section of the Overview for additional discussion.

By following these strategies, we believe that we are better-positioned with respect to the negative impact of changes (primarily increases) in market interest rates.

Net Portfolio Value. The Office of Thrift Supervision (OTS) requires the computation of amounts by which the net present value of an institution’s cash flow from assets, liabilities and off balance sheet items (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates. The OTS provides all institutions that file a Consolidated Maturity/Rate Schedule as a part of their quarterly Thrift Financial Report with an interest rate sensitivity report of NPV. The OTS simulation model uses a discounted cash flow analysis and an option-based pricing approach in measuring the interest rate sensitivity of NPV. The OTS model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumption that instantaneous changes (measured in basis points) occur at all maturities along the United States Treasury yield curve. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 2% to 3% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. On a quarterly basis the OTS provides us the results of the interest rate sensitivity model, which is based on information we provide to the OTS, to estimate the sensitivity of our NPV. The OTS calculations of the estimated changes in NPV of the Association as of June 30, 2010 are not currently available.

The following table presents our internal calculations of the estimated changes in the Association’s NPV at June 30, 2010 that would result from the designated instantaneous changes in the United States Treasury yield curve. In general, the assumptions used by the OTS are, by necessity, more generic as their modeling framework must fit and be adaptable to all institutions subject to its regulation. Our internal model is tailored specifically to our organization which, we believe, improves the accuracy of our internally prepared NPV estimates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

				NPV as a Percentage of Present Value of Assets (3)
		Estimated Increase (Decrease) in NPV		NPV Ratio (4)	Increase (Decrease) (basis points)
Change in Interest Rates (basis points) (1)	Estimated NPV (2)	Amount	Percent
	(Dollars in thousands)
+300	$1,032,072	$(536,321)	-34.2%	9.84%	-402
+200	$1,247,508	$(320,885)	-20.5%	11.56%	-230
+100	$1,446,016	$(122,377)	-7.8%	13.04%	-82
—	$1,568,393	0	0%	13.86%	0
-100	$1,572,702	$4,309	0.3%	13.77%	-9

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at June 30, 2010, in the event of an increase of 200 basis points in all interest rates, the Association would experience a 20.5% decrease in NPV. In the event of a 100 basis point decrease in interest rates, the Association would experience a 0.3% increase in NPV.

The following table is based on the calculations contained in the previous table, and sets forth the change in the NPV at a +200 basis point rate of shock at June 30, 2010, with comparative information as of September 30, 2009. By regulation the Association must measure and manage its interest rate risk for an interest rate shock of +/-200 basis points, whichever produces the largest decline in NPV.

	At June 30, 2010	At September 30, 2009
Risk Measure +200 bp Rate Shock

Pre-Shock NPV Ratio	13.86%	14.14%
Post-Shock NPV Ratio	11.56%	12.69%
Sensitivity Measure in basis points	-230	-145

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

Net Interest Income. In addition to NPV calculations, we analyze our sensitivity to changes in interest rates through our internal net interest income model. Net interest income is the difference between the interest income earned on interest-earning assets, such as loans and securities, and the interest paid on interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what the Association’s net interest income would be for a twelve-month period using OTS Pricing Tables for assumptions such as loan prepayment rates and deposit decay rates, and the Bloomberg forward yield curve for assumptions as to projected interest rates. We then calculate what the net interest income would be for the same period in the event of an instantaneous 200 basis point increase in market interest rates. As of June 30, 2010, we estimated that the Association’s net interest income for the twelve months ending June 30, 2011 would decrease by 13.2% in the event of an instantaneous 200 basis point increase in market interest rates.

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

In addition to the other information contained this Quarterly Report on Form 10-Q, the following risk factors represent material updates and additions to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on November 27, 2009. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factor set forth below also is a cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

Financial reform legislation recently enacted by Congress will, among other things, eliminate the Office of Thrift Supervision, tighten capital standards, create a new Consumer Financial Protection Bureau and result in new laws and regulations that are expected to increase our costs of operations.

Congress recently enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Certain provisions of the Dodd-Frank Act are expected to have a near term impact on the Company. For example, the new law provides that the Office of Thrift Supervision, which is currently the primary federal regulator for the Company and its subsidiary, the Association, will cease to exist one year from the date of the new law’s enactment. The Office of the Comptroller of the Currency, which is currently the primary federal regulator for national banks, will become the primary federal regulator for federal thrifts. The Board of Governors of the Federal Reserve System will supervise and regulate all savings and loan holding companies that were formerly regulated by the Office of Thrift Supervision, including the Company.

Also effective one year after the date of enactment is a provision of the Dodd-Frank Act that eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on the Company’s interest expense.

The Dodd-Frank Act also broadens the base for Federal Deposit Insurance Corporation insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.

The Dodd-Frank Act will require publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.

It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.

There have been no material changes in the “Risk Factors” disclosed in the Holding Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 27, 2009 (File No. 001-33390).

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table summarizes our stock repurchase activity during the three months ended June 30, 2010 and the stock repurchase plan approved by our Board of Directors.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans
April 1, 2010 through April 30, 2010	0	$0.00	0	2,156,250
May 1, 2010 through May 31, 2010	0	0.00	0	2,156,250
June 1, 2010 through June 30, 2010	0	0.00	0	2,156,250

Total	0		0

1)	On March 12, 2009, the Company announced its fourth stock repurchase program which authorizes the repurchase of up to an additional 3,300,000 shares of the Company’s outstanding common stock. Purchases under the program will be subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses of capital, and our financial performance. Repurchased shares will be held as treasury stock and be available for general corporate use. The program has 2,156,250 shares yet to be purchased as of June 30, 2010. We have currently suspended our repurchase program. See Note 13. Subsequent Event to our Unaudited Interim Consolidated Financial Statements.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	[Reserved]

Item 5.	Other Information

Not applicable

Item 6.

(a)	Exhibits

31.1	Certification of chief executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of chief financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32	Certification of chief executive officer and chief financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

101	The following financial statements from TFS Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed on August 6, 2010, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Equity, (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TFS Financial Corporation

Dated: August 6, 2010	/s/ Marc A. Stefanski
Marc A. Stefanski
Chairman of the Board, President and Chief Executive Officer

Dated: August 6, 2010	/s/ David S. Huffman
David S. Huffman
Chief Financial Officer