Form 10-K
period 2010-09-30
TFS Financial CORP
filed 2010-11-24
CIK 1381668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended September 30, 2010

or

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on March 31, 2010, as reported by the NASDAQ Global Select Market, was approximately $1.07 billion.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date.

At November 17, 2010 there were 308,395,000 shares of the Registrant’s common stock, par value $0.01 per share, outstanding, of which 227,119,132 shares, or 73.65% of the Registrant’s common stock, were held by Third Federal Savings and Loan Association of Cleveland, MHC, the Registrant’s mutual holding company.

DOCUMENTS INCORPORATED BY REFERENCE (to the Extent Indicated Herein)

Portions of the registrant’s Proxy Statement for the 2011 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

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

These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following important factors that could affect the actual outcome of future events:

•	significantly increased competition among depository and other financial institutions;

•	inflation and changes in the interest rate environment that reduce our interest margins or reduce the fair value of financial instruments;

•	general economic conditions, either nationally or in our market areas, including employment prospects and conditions that are worse than expected;

•	decreased demand for our products and services and lower revenue and earnings because of a recession;

•	adverse changes and volatility in the securities markets;

•	adverse changes and volatility in credit markets;

•	legislative or regulatory changes that adversely affect our business, including changes in regulatory costs and capital requirements;

•	our ability to enter new markets successfully and take advantage of growth opportunities, and the possible short-term dilutive effect of potential acquisitions or de novo branches, if any;

•	changes in consumer spending, borrowing and savings habits;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board and the Public Company Accounting Oversight Board;

•	future adverse developments concerning Fannie Mae or Freddie Mac;

•	changes in monetary and fiscal policy of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board;

•	changes in policy and/or assessment rates of taxing authorities that adversely affect us;

•	the timing and the amount of revenue that we may recognize;

•	changes in expense trends (including, but not limited to trends affecting non-performing assets, charge-offs and provisions for loan losses);

•	changes in consumer spending, borrowing and spending habits;

•	inability of third-party providers to perform their obligations to us;

•	a slowing or failure of the moderate economic recovery that began last year;

•	the extensive reforms enacted in the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), which will impact us;

•

the adoption of implementing regulations by a number of different regulatory bodies under the Dodd-Frank Act, and uncertainty in the exact nature, extent and timing of such regulations and the impact they will have on us;

•	changes in our organization, or compensation and benefit plans; and

•	the strength or weakness of the real estate markets and of the consumer and commercial credit sectors and those markets’ and sectors’ impact on the credit quality of our loans and other assets.

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

THIRD CAPITAL, INC.

Third Capital, Inc. is a Delaware corporation that was organized in 1998 as our wholly-owned subsidiary. At September 30, 2010, Third Capital, Inc. had consolidated assets of $79.6 million, and for the fiscal year ended September 30, 2010, Third Capital, Inc. had consolidated net income of $2.1 million. Third Capital, Inc. has no separate operations other than as the holding company for its operating subsidiaries, and as a minority investor or partner in other entities including minority investments in private equity funds. The following is a description of the entities, other than the private equity funds, in which Third Capital, Inc. is the owner, an investor or a partner.

Hazelmere Investment Group I, Ltd. This entity engages in net lease transactions of commercial buildings in targeted markets. Third Capital, Inc. is a partner of this entity, receives a preferred return on amounts contributed to acquire investment properties and has a 70% ownership interest in remaining earnings. A former director of the Company indirectly owns or controls the majority of the remaining 30% ownership interest of this entity. A similar structured entity, Hazelmere of California Limited Partnership, which sold its commercial building in 2007 and has had minimal subsequent activity, was dissolved during fiscal 2009. Overall, the Hazelmere entity had pre-tax income of $1.5 million during fiscal 2010.

Third Cap Associates, Inc. This Ohio corporation also maintains minority investments in private equity funds, and owns 49% and 60%, respectively, of two title agencies that provide escrow and settlement services in the State of Ohio, primarily to customers of Third Federal Savings and Loan. For the fiscal year ended September 30, 2010, Third Cap Associates, Inc. recorded net income of $1.2 million.

Third Capital Mortgage Insurance Company. This Vermont corporation reinsures private mortgage insurance on residential mortgage loans originated by Third Federal Savings and Loan. For the fiscal year ended September 30, 2010, Third Capital Mortgage Insurance Company recorded net income of $264 thousand.

THIRD FEDERAL SAVINGS AND LOAN ASSOCIATION OF CLEVELAND

General

Third Federal Savings and Loan is a federally chartered savings and loan association headquartered in Cleveland, Ohio that was organized in 1938. In May 1997, the Association reorganized into its current two-tier mutual holding company structure. The Association’s principal business consists of originating and servicing residential real estate mortgage loans and home equity loans and lines of credit and attracting retail savings deposits.

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

The Association attracts retail deposits from the general public in the areas surrounding its main office and its branch offices. It also utilizes its internet website and its telephone call center to generate loan applications and attract retail deposits. In addition to residential real estate mortgage loans, the Association originates residential construction loans. Prior to July 2010, the Association also actively originated home equity loans and lines of credit. The Association retains in its portfolio a large portion of the loans that it originates. Loans that the Association sells consist primarily of long-term, fixed-rate residential real estate mortgage loans. The Association retains the servicing rights on all loans that it sells. The Association’s revenues are derived primarily from interest on loans and, to a lesser extent, interest on interest-bearing deposits in other financial institutions, deposits maintained at the Federal Reserve, federal funds sold, and investment securities including mortgage-backed securities. The Association also generates revenues from fees and service charges. The Association’s primary sources of funds are deposits, borrowings, principal and interest payments on loans and securities and proceeds from loan sales.

The Association’s website address is www.thirdfederal.com. Filings of the Company made with the Securities and Exchange Commission are available for free on the Association’s website. Information on that website is not and should not be considered a part of this document.

Market Area

Third Federal Savings and Loan conducts its operations from its main office in Cleveland, Ohio, and from 39 additional, full-service branches and eight loan production offices located throughout the states of Ohio and Florida. In Ohio, the Association’s 22 full-service offices are located in the northeast Ohio counties of Cuyahoga, Lake, Lorain, Medina and Summit, four loan production offices are located in the central Ohio county of Franklin (Columbus, Ohio) and four loan production offices are located in the southern Ohio counties of Butler and Hamilton (Cincinnati, Ohio). In Florida, 17 full-service branches are located in the counties of Pasco, Pinellas, Hillsborough, Sarasota, Lee, Collier, Palm Beach and Broward. The economies and housing markets in Ohio and Florida have been negatively impacted by the current economic downturn. Both states have experienced dramatic increases in foreclosures and reductions in employment rates and housing values. The depressed housing market and employment uncertainties have created consumer pessimism and apprehension, which is manifested in suppressed consumer housing demand. Additionally, during the last two years, as the Federal Deposit Insurance Corporation (“FDIC”) has administered the resolution of hundreds of troubled financial institutions, the Depository Insurance Fund (“DIF”) has incurred significant losses and the reserves of the DIF have been substantially depleted. This depletion has prompted a re-examination of the method of assessing insured institutions and re-building the fund. Further, Section 331(b) of the Dodd-Frank Act, which was signed into law in July 2010, requires that the FDIC amend its regulations to define “assessment base” as an insured institution’s average total assets minus average tangible equity during the assessment period. This revision has the effect of eliminating the funding cost advantage that borrowings generally had when compared to the funding cost associated with deposits. As a result, many financial institutions, including institutions that compete in our markets, have targeted retail deposit gathering as a more attractive funding source, and have become more active and more competitive in their deposit product pricing. The combination of reduced demand by borrowers and more competition with respect to rates paid to depositors has created an increasingly difficult marketplace that could adversely affect future operating results.

The Association also provides savings products in all 50 states through its internet site.

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

The majority of the Association’s deposits are held in its offices located in Cuyahoga County, Ohio. As of June 30, 2010 (the latest date for which information is publicly available), the Association had $4.99 billion of deposits in Cuyahoga County, and ranked second among all financial institutions with offices in the county in terms of deposits, with a market share of 13.24%. As of that date, the Association had $6.28 billion of deposits in the State of Ohio, and ranked 9th among all financial institutions in the state in terms of deposits, with a market share of 2.78%. As of June 30, 2010, the Association had $2.78 billion of deposits in the State of Florida, and ranked 24th among all financial institutions in terms of deposits, with a market share of 0.68%.

From October 2009 through September 2010, the Association had the largest market share of conventional purchase mortgage loans originated in Cuyahoga County, Ohio. For the same period, it also had the largest market share of conventional purchase mortgage loans originated in the seven northeast Ohio counties which comprise the Cleveland and Akron metropolitan statistical areas. In addition, based on the same statistics, the Association has consistently been one of the six largest lenders in Franklin County (Columbus, Ohio) and Hamilton County (Cincinnati, Ohio) since it entered those markets in 1999.

The Association’s primary strategy for increasing and retaining its customer base is to offer competitive deposit and loan rates and other product features, delivered with exceptional customer service, in each of the markets it serves.

We rely on the Association’s more than 70-year history of serving its customers and the communities in which it operates, the Association’s high capital levels, and liquidity alternatives to maintain and nurture customer and marketplace confidence. The Company’s high capital ratio continues to reflect the beneficial impact of our April 2007 initial public offering, which raised net proceeds of $886 million. At September 30, 2010, our ratio of shareholders’ equity to total assets was 15.8%. Our liquidity alternatives include management and monitoring of the level of liquid assets held in our portfolio as well as the maintenance of alternative wholesale funding sources. At September 30, 2010, our liquidity ratio was 12.51% (which we compute as the sum of cash and cash equivalents plus unpledged investment securities for which ready markets exist, divided by total assets) and, through the Association, we had the ability to immediately borrow an additional $910.0 million from the Federal Home Loan Bank of Cincinnati (“FHLB of Cincinnati”) under existing credit arrangements along with $360.3 million from the Federal Reserve Bank of Cleveland (“Federal Reserve”). See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources.”

We continue to utilize a multifaceted approach to support our efforts to instill customer and marketplace confidence. First, we provide thorough and timely information to all of our associates so as to prepare them for their day-to-day interactions with customers and other individuals who are not part of the Company. We believe that it is important that our customers and others sense the comfort level and confidence of our associates throughout their dealings. Second, we encourage our management team to maintain a presence and to be available in our branches and other areas of customer contact, so as to provide more opportunities for informal contact and interaction with our customers and community members. Third, our CEO remains accessible to both local and national media, as a spokesman for our institution as well as an observer and interpreter of financial marketplace situations and events. Fourth, we periodically include advertisements in local newspapers that display our strong capital levels and history of service. We also continue to emphasize our traditional tagline—“STRONG * STABLE * SAFE”—in our advertisements and branch displays. Finally, for customers who adhere to the old adage of trust but verify, we refer them to the safety/security rankings of a nationally recognized, independent rating organization that specializes in the evaluation of financial institutions which has awarded Third Federal Savings and Loan its highest rating.

Lending Activities

The Association’s principal lending activity is the origination of first mortgage loans to purchase or refinance residential real estate. Its current policies generally provide that it will maintain between 40% and 70% of its assets in fixed-rate, residential real estate, first mortgage loans and up to 20% of its assets in adjustable-rate, residential real estate, first mortgage loans, subject to its liquidity levels and the credit demand of its customers. The Association also originates residential construction loans and prior to June 28, 2010 originated a significant amount of home equity loans and lines of credit. Refer to Monitoring and Limiting Our Credit Risk section in Item 7 for additional information regarding home equity loans and lines of credit. At September 30, 2010, residential real estate mortgage loans totaled $6.42 billion, or 68.5% of our loan portfolio, home equity loans and lines of credit totaled $2.85 billion, or 30.4% of our loan portfolio, and residential construction loans totaled $100.4 million, or 1.1% of our loan portfolio.

Loan Portfolio Composition. The following table sets forth the composition of the loan portfolio, by type of loan segregated by geographic location at the dates indicated, excluding loans held for sale. Construction loans are on properties located in Ohio and the balances of Consumer loans are immaterial. Therefore, neither was segregated by geographic location.

	At September 30,
	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential non-Home Today(1)
Ohio	$4,843,804		$4,582,542		$5,133,689		$4,732,374		$4,225,297
Florida	1,168,701		1,285,426		1,105,836		970,936		931,688
Kentucky	125,949		122,315		159,967		139,517		121,305

Total Residential non-Home Today	6,138,454	65.4%	5,990,283	64.0%	6,399,492	68.7%	5,842,827	71.5%	5,278,290	69.4%
Residential Home Today(1)
Ohio	268,983		279,835		291,386		292,642		276,478
Florida	10,940		11,128		11,070		10,695		8,327
Kentucky	610		729		697		709		687

Total Residential Home Today	280,533	3.0	291,692	3.1	303,153	3.3	304,046	3.7	285,492	3.8
Home equity loans and lines of credit(2)
Ohio	1,145,819		1,192,498		1,098,912		1,008,716		954,448
Florida	797,658		831,979		731,538		481,605		327,471
California	324,778		343,432		292,100		109,440		150,134
Other	580,435		615,094		365,504		268,138		371,847

Total Home equity loans and lines of credit	2,848,690	30.4	2,983,003	31.8	2,488,054	26.7	1,867,899	22.8	1,803,900	23.7
Construction	100,404	1.1	94,287	1.0	115,323	1.2	150,695	1.8	207,634	2.7
Commercial	0	0.0	0	0.0	0	0.0	0	0.0	2,335	0.0
Consumer loans:
Automobile	1	0.0	35	0.0	1,044	0.0	5,627	0.1	15,676	0.2
Other loans	7,198	0.1	7,072	0.1	6,555	0.1	9,065	0.1	12,793	0.2

Total loans receivable	9,375,280	100.0%	9,366,372	100.0%	9,313,621	100.0%	8,180,159	100.0%	7,606,120	100.0%

Deferred loan costs (fees)	(15,283)		(10,463)		(14,596)		(19,174)		(18,698)
Loans in process	(45,008)		(41,076)		(46,493)		(62,167)		(89,676)
Allowance for loan losses	(133,240)		(95,248)		(43,796)		(25,111)		(20,705)

Total loans receivable, net	$9,181,749		$9,219,585		$9,208,736		$8,073,707		$7,477,041

(1)	See the Residential Real Estate Mortgage Loans section which follows for a description of Home Today and non-Home Today loans.
(2)	Includes bridge loans.

Loan Portfolio Maturities. The following table summarizes the scheduled repayments of the loan portfolio at September 30, 2010. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in the fiscal year ending September 30, 2011. Maturities are based on the final contractual payment date and do not reflect the impact of prepayments and scheduled principal amortization.

Due During the Years Ending September 30,	Residential Real Estate		Home Equity Loans and Lines of Credit(1)	Construction Loans	Automobile Loans	Other Consumer Loans	Total
	Non-Home Today	Home Today
	(In thousands)
2011	$9,859	$0	$10,363	$23,341	$1	$5,607	$49,171
2012	2,513	0	4,722	5,837	0	0	13,072
2013	16,481	0	4,767	1,468	0	0	22,716
2014 to 2015	29,180	39	13,924	0	0	343	43,486
2016 to 2020	331,688	3,089	66,322	0	0	1,248	402,347
2021 to 2025	694,112	4,303	438,552	6,638	0	0	1,143,605
2026 and beyond	5,054,621	273,102	2,310,040	63,120	0	0	7,700,883

Total	$6,138,454	$280,533	$2,848,690	$100,404	$1	$7,198	$9,375,280

(1)	Includes bridge loans.

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at September 30, 2010 that are contractually due after September 30, 2011.

	Due After September 30, 2010
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
Residential non-Home Today	$5,236,603	$891,992	$6,128,595
Residential Home Today	280,237	296	280,533
Home Equity Loans and Lines of Credit(1)	110,408	2,727,919	2,838,327
Construction	62,340	14,723	77,063
Consumer Loans:
Other	1,591	0	1,591

Total	$5,691,179	$3,634,930	$9,326,109

(1)	Includes bridge loans.

Residential Real Estate Mortgage Loans. The Association’s primary lending activity is the origination of residential real estate mortgage loans. At September 30, 2010, $6.42 billion, or 68.5% of its total loan portfolio, consisted of residential real estate mortgage loans. A comparison of 2010 data to the corresponding 2009 data and the Company’s expectations for 2011 can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.” The Association offers fixed-rate residential real estate mortgage loans with a maximum loan amount of $417,000 and adjustable-rate residential real estate mortgage loans with a maximum loan amount of $625,000.

The Association currently offers fixed-rate conventional mortgage loans with terms of up to 30 years that are fully amortizing with monthly loan payments, and adjustable-rate mortgage loans that amortize over a period of up to 30 years, provide an initial fixed interest rate for three or five years and then adjust annually. The Association originates fixed-rate mortgage loans with terms of less than 15 years, but at rates applicable to our 15-year loans. Effective March 11, 2009, the Association stopped offering “interest only” residential real estate mortgage loans, where the borrower pays interest for an initial period (one, three or five years), after which the loan converts to a fully amortizing loan. At September 30, 2010, “interest only” residential real estate mortgage loans totaled $133.5 million. The Association’s Lowest Rate Guarantee program provides that, subject to the terms and conditions of the guarantee program, if a loan applicant finds a lower interest rate on a residential real estate mortgage loan than the rate the Association offers, the Association will offer a lower rate or, after the applicant closes a loan with another lender at the lower interest rate, pay the loan applicant $1,000.

Historically, residential real estate mortgage loans were generally underwritten according to Fannie Mae’s dollar limit requirements, and the Association referred to these loans that conform to such limits as “conforming loans.” Effective July 1, 2010, Fannie Mae, the Association’s primary loan investor, implemented certain loan origination requirement changes affecting loan eligibility that we did not adopt, as explained below. The Association generally originates both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Office of Federal Housing Enterprise Oversight, which are currently $417,000 and $625,000, respectively, for single-family homes in most of our lending markets. The Association also originates loans above the lending limit for conforming loans, which the Association refers to as “jumbo loans.” The Association generally underwrites jumbo loans in a manner similar to conforming loans. Jumbo loans are not uncommon in the Association’s market areas. During periods of high market activity, these jumbo loans are generally eligible for sale to various firms that specialize in purchasing non-conforming loans although, since the beginning of the mortgage crisis in 2008, there has been virtually no activity with respect to the sale of non-conforming loans. The Association has not sold any jumbo loans since June 2005.

The Association has always considered the promotion of home ownership a primary goal. In that regard, it has historically offered affordable housing programs in all of its market areas. These programs are targeted toward low- and moderate-income home buyers. The Association’s primary program is called Home Today and is described in detail below. Prior to March 27, 2009, loans originated under the Home Today program had higher risk characteristics. The Association did not classify it as a sub-prime lending program based on the exclusion provided to community development loans in the Office of Thrift Supervision’s Expanded Guidance for Sub-prime Lending. During the last several years, attention has focused on sub-prime lending and its negative effect on borrowers and financial markets. Borrowers in the Home Today program are not charged higher fees or interest rates than non-Home Today borrowers. These loans are not interest only or negative amortizing and contain no low initial payment features or adjustable interest rates, which are features often associated with sub-prime lending. While the credit risk profiles of the Association’s borrowers in the Home Today program are generally higher risk than the credit risk profiles of its non-Home Today borrowers, the Association attempts to mitigate that higher risk through the use of private mortgage insurance and continued pre- and post-purchase counseling. The Association’s philosophy has been to provide borrowers the opportunity for home ownership within their financial means. Effective March 27, 2009, the Home Today underwriting guidelines were revised so as to be substantially the same as for the Association’s traditional first mortgage product.

Prior to March 27, 2009, through the Home Today program, the Association originated loans with its standard terms to borrowers who might not have otherwise qualified for such loans. After March 27, 2009 borrowers under the Home Today program are subject to the same qualification requirements as non-Home Today borrowers. To qualify for the Association’s Home Today program, a borrower must complete financial management education and counseling and must be referred to the Association by a sponsoring organization with which the Association has partnered as part of the program. Borrowers must meet a minimum credit score threshold. The Association will originate loans with a loan-to-value ratio of up to 90% through its Home Today program, provided that any loan originated through this program with a loan-to-value ratio in excess of 80% must meet the underwriting criteria mandated by its private mortgage insurance carrier. Because the Association previously applied less stringent underwriting and credit standards to these loans, the vast majority of loans originated under the Home Today program generally have greater credit risk than our traditional residential real estate mortgage loans. Effective October 2007, the private mortgage insurance carrier that provides coverage for the Home Today loans with loan-to-value ratios in excess of 80% imposed more restrictive lending requirements that have decreased the volume of Home Today lending, which we expect will continue. As of September 30, 2010, the Association had $280.5 million of loans outstanding that were originated through its Home Today program. Originations under the Home Today program have effectively stopped as a result of these new requirements. See “—Non-performing and Problem Assets—Delinquent Loans” for a discussion of the asset quality of this portion of the Association’s loan portfolio.

Prior to November 25, 2008 the Association also originated loans under its High LTV program. These loans have loan-to-value ratios of 90% or greater, and may be as high as 95%. To qualify for this program, the loan applicant was required to satisfy more stringent underwriting criteria (credit score, income qualification, and other criteria). Borrowers do not obtain private mortgage insurance with respect to these loans. High LTV loans were originated with higher interest rates than the Association’s other residential real estate loans. The higher credit quality of this portion of the Association’s portfolio offsets the risk of not requiring private mortgage insurance. While these loans were not initially covered by private mortgage insurance, the Association had negotiated with a private mortgage insurance carrier a contract under which, at the Association’s option, a pre-determined dollar amount of qualifying loans may be grouped and submitted to the carrier for pooled private mortgage insurance coverage. As of September 30, 2010, the Association had $322.3 million of loans outstanding that were originated through its High LTV program, $280.3 million of which the Association has insured through a mortgage insurance carrier. The High LTV program was suspended November 25, 2008.

For loans with loan-to-value ratios in excess of 80% but equal to or less than 90% (which are available only for purchase transactions), the Association requires private mortgage insurance, except that for adjustable-rate, first mortgage loans that meet enhanced credit qualification parameters, loan-to-value ratios of up to 85% may be obtained without private mortgage insurance. Loan-to-value ratios in excess of 80% are not available for refinance transactions.

The Association actively monitors its interest rate risk position to determine the desirable level of investment in fixed-rate mortgages. Prior to July 2010, depending primarily on market interest rates and its capital and liquidity positions, the Association elected to: (1) retain all of its newly originated longer-term fixed-rate residential mortgage loans, (2) sell all or a portion of such loans in the secondary mortgage market to governmental entities such as Fannie Mae or other purchasers; or (3) securitize such loans by selling the loans in exchange for mortgage-backed securities. Securitized loans can be sold more readily to meet liquidity or interest rate risk management needs, and have a lower risk-weight than the underlying loans, which reduces the Association’s regulatory capital requirements. All of the loans that the Association sold or securitized during the five fiscal years ended September 30, 2010 were fixed-rate mortgage loans.

Effective July 1, 2010, Fannie Mae, the Association’s primary loan investor, implemented certain loan origination requirement changes affecting loan eligibility that we did not adopt. Accordingly, the Association’s ability to reduce interest rate risk via our traditional loan sales of newly originated longer-term fixed rate residential loans is limited until the Association either changes its loan origination processes or Fannie Mae, Freddie Mac or other market participants, revise their loan eligibility standards. Otherwise, future sales of fixed-rate mortgage loans will predominately be limited to those loans that have established payment histories, strong borrower credit profiles and are supported by adequate collateral values. In response to this change, the Association developed, and on July 21, 2010, began marketing a new adjustable-rate mortgage loan product that provides the Association with improved interest rate risk characteristics when compared to a long-term, fixed-rate mortgage.

Historically, during periods of low market interest rates, the Association has sold a portion, sometimes substantial, of its newly originated fixed-rate residential real estate mortgage loans. The Association currently retains the servicing rights on all loans sold in order to generate fee income and reinforce its commitment to customer service. These one- to four-family residential mortgage real estate loans were underwritten generally to Fannie Mae guidelines and comply with applicable federal, state and local laws. At the time of the closing of these loans the Association owned the loans and subsequently sold them to Fannie Mae and others providing normal and customary representations and warranties, including representations and warranties related to compliance, generally with Fannie Mae underwriting standards. At the time of sale, the loans were free from encumbrances except for the mortgages filed by the Association which, with other underwriting documents, were subsequently assigned and delivered to Fannie Mae and others. At September 30, 2010, substantially all of the loans serviced for Fannie Mae and others were performing in accordance with their contractual terms and management believes that it has no material repurchase obligations associated with these loans. For the fiscal years ended September 30, 2010 and 2009, the Association recognized servicing fees, net of amortization, related to these servicing rights of $16.9 million and $16.5 million, respectively. As of September 30, 2010 and 2009, the principal balance of loans serviced for others totaled $7.04 billion and $7.50 billion, respectively.

The Association currently offers “Smart Rate” adjustable-rate mortgage loan products secured by residential properties with interest rates that are fixed for an initial period of three or five years, after which the interest rate generally resets every year based upon a contractual spread or margin above the Prime Rate as published in the Wall Street Journal. These adjustable-rate mortgages provide the borrower with an attractive rate reset option, based on the Association’s then current lending rates. Prior to July 2010, the Association’s adjustable-rate mortgage loan products secured by residential properties offered interest rates that were fixed for an initial period ranging from one year to five years, after which the interest rate generally reset every year based upon a contractual spread or margin above the average yield on U.S. Treasury securities, adjusted to a constant maturity of one year, as published weekly by the Federal Reserve Board (“Traditional ARM”). All of the Association’s adjustable-rate mortgage loans are subject to periodic and lifetime limitations on interest rate changes. Prior to March 11, 2009, the Association offered mortgage loans where the borrower paid only interest for a portion of the loan term (“Interest-only ARM”). All of its adjustable-rate mortgage loans with initial fixed-rate periods of one, three or five years have initial and periodic caps of two percentage points on interest rate changes, with a cap of six percentage points for the life of the loan for Traditional ARM and Interest-only ARM loans and five percentage points for the life of Smart Rate loans. Previously, the Association also offered Traditional ARM loans with an initial fixed-rate period of seven years. Loans originated under that program, which was discontinued in August 2007, had an initial cap of five percentage points on the changes in interest rate, with a two percentage point cap on subsequent changes and a cap of five percentage points for the life of the loan. Many of the borrowers who select adjustable-rate mortgage loans have shorter-term credit needs than those who select long-term, fixed-rate mortgage loans. The Association will permit borrowers to convert non-“Smart Rate” adjustable-rate mortgage loans into fixed-rate mortgage loans at no cost to the borrower. The Association does not offer “Option ARM” loans, where borrowers can pay less than the interest owed on their loan, resulting in an increased principal balance during the life of the loan.

Adjustable-rate mortgage loans generally present different credit risks than fixed-rate mortgage loans primarily because the underlying debt service payments of the borrowers increase as interest rates increase, thereby increasing the potential for default. Interest-only loans present different credit risks than fully amortizing loans, as the principal balance of the loan does not decrease during the interest-only period. As a result, the Association’s exposure to loss of principal in the event of default does not decrease during this period. Adjustable rate, interest-only, loans comprise less than 2% of our residential loans.

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

Home Equity Loans and Home Equity Lines of Credit. Following a series of progressively restrictive modifications with respect to geography, qualification requirements and features, effective June 28, 2010 and except for bridge loans as described later in this paragraph, the Association discontinued offering home equity loans and home equity lines of credit. Prior to June 28, 2010, the Association offered home equity loans and home equity lines of credit, which were primarily secured by a second mortgage on residences. The Association also offered a home equity lending product that was secured by a third mortgage, although the Association only originated this loan to borrowers where the Association also held the second mortgage. At September 30, 2010, home equity loans totaled $250.8 million, or 2.7% of total loans receivable, and funds advanced under home equity lines of credit totaled $2.59 billion, or 27.6% of total loans receivable. Additionally, at September 30, 2010, the unadvanced amounts of home equity lines of credit totaled $2.12 billion. The only home equity lending product that the Association continues to offer are bridge loans, where a borrower can utilize the existing equity in their current home to fund the purchase of a new home before the current home is sold. As of September 30, 2010, bridge loans totaled $9.8 million, or 0.1% of total loans receivable.

When offered, the underwriting standards for home equity loans and home equity lines of credit included an evaluation of the applicant’s credit history, employment and income verification, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. Prior to June 28, 2010, through a series of modifications and program adjustments, the home equity lending parameters became increasingly restrictive. From a geographic perspective, product offerings peaked in 2008 when offers were extended (primarily via direct mail) to targeted borrowers in 18 states. Generally, the least restrictive qualification and the most attractive product features from a borrower’s perspective were in place during portions of fiscal 2006 and 2007, when combined loan-to-value ratios of up to 89.99% were permitted, minimum credit scores extended to 620, maximum loan amounts reached $250,000 and pricing for lines of credit reached Prime minus 1.01% when drawn balances exceeded $50,000. The Association originated its home equity loans and home equity lines of credit without application fees (except for bridge loans) or borrower-paid closing costs. Home equity loans were offered with fixed interest rates, were fully amortizing and had terms of up to 15 years. The Association’s home equity lines of credit were offered with adjustable rates of interest indexed to the prime rate, as reported in The Wall Street Journal. The Association’s Lowest Rate Guarantee program provided that, subject to the terms and conditions of the guarantee program, if a loan applicant or current home equity line of credit borrower found and qualified for a better interest rate on a similar product with another lender, the Association would offer a lower rate or, if the borrower closed under the rate and terms presented with respect to the other lender, the Association paid the loan applicant or borrower $1,000.

Bridge loans are originated for a one-year term, with no prepayment penalties. These loans have fixed interest rates, and are currently limited to a combined 80% loan-to-value ratio (first and second mortgage liens). The Association charges a closing fee with respect to bridge loans.

Construction Loans. The Association originates construction loans for the purchase of developed lots and for the construction of single-family residences. Construction loans are offered to individuals for the construction of their personal residences by a qualified builder (construction/permanent loans), and to qualified builders (builder loans). At September 30, 2010, construction loans totaled $100.4 million, or 1.1% of total loans receivable. At September 30, 2010, the unadvanced portion of these construction loans totaled $45.0 million.

The Association’s construction/permanent loans generally provide for disbursements to the builder or sub-contractors during the construction phase as work progresses. During the construction phase, the borrower only pays interest on the drawn balance. Upon completion of construction, the loan converts to a permanent amortizing loan without the expense of a second closing. The Association offers construction/permanent loans with fixed or adjustable rates, and a current maximum loan-to-completed-appraised value ratio of 80%. At September 30, 2010, the Association’s construction/permanent loans totaled $69.8 million, or 0.7% of total loans receivable.

The Association’s builder loans consist of loans for homes that have been pre-sold as well as loans to developers that build homes before a buyer has been identified. The Association does not make land loans to developers for the acquisition and development of raw land. Construction loans to developers are currently limited to an 80% loan-to-completed-appraised value ratio for homes that are under contract for purchase and a 70% loan-to-completed-appraised value ratio for loans where no buyer has been identified. The interest rates are based on and adjust with the prime rate of interest, and are for terms of up to two years. As of September 30, 2010, the Association’s builder loans totaled $30.6 million, or 0.3% of total loans receivable.

Before making a commitment to fund a construction loan, the Association requires an appraisal of the property by an independent licensed appraiser. The Association generally also reviews and inspects each property before disbursement of funds during the term of the construction loan.

Construction financing generally involves greater credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction cost proves to be inaccurate, the Association may be required to advance additional funds beyond the amount originally committed in order to protect the value of the property. Moreover, if the estimated value of the completed project proves to be inaccurate, the borrower may hold a property with a value that is insufficient to assure full repayment of the construction loan upon the sale of the property. This is more likely to occur when home prices are falling, like our current economic environment.

Loan Originations, Purchases, Sales, Participations and Servicing. Lending activities are conducted primarily by the Association’s loan personnel (all of whom are salaried employees) operating at our main and branch office locations and at our loan production offices. All loans that the Association originates are underwritten pursuant to its policies and procedures, which essentially incorporates Fannie Mae underwriting guidelines to the extent applicable subject to the discussion below. The Association originates both adjustable-rate and fixed-rate loans and advertises extensively throughout its market area. Its ability to originate fixed- or adjustable-rate loans is dependent upon the relative customer demand for such loans, which is affected by current market interest rates as well as anticipated future market interest rates. The Association’s loan origination and sales activity may be adversely affected by a rising interest rate environment or economic recession, which typically results in decreased loan demand. Most of the Association’s residential real estate mortgage loan originations are generated by its in-house loan representatives, by referrals from existing or past customers, by referrals from local builders and real estate brokers, from calls to its telephone call center and from the internet. Since 2005, the Association has maintained a relationship with only one mortgage broker, which is affiliated with a national builder. During the fiscal year ended September 30, 2010, the Association originated $26.3 million of loans through this relationship. All such loans are underwritten to conform to the Association’s loan underwriting policies and procedures. In October 2010, this relationship was suspended due to limited activity.

The Association decides whether to retain the loans that it originates, sell loans in the secondary market or securitize loans after evaluating current and projected market interest rates, its interest rate risk objectives, its liquidity needs and other factors. The Association securitized and sold $1.03 billion of residential real estate mortgage loans (all fixed-rate loans, and primarily with 30-year terms) during the fiscal year ended September 30, 2010. As described in the preceding Residential Real Estate Mortgage Loans section, effective July 1, 2010, Fannie Mae, the Association’s primary loan investor, implemented certain loan origination requirement changes affecting loan eligibility that we did not adopt. Accordingly, the Association’s ability to reduce interest rate risk via our traditional loan sales of newly originated longer-term fixed rate residential loans is limited until the Association either changes its loan origination processes or Fannie Mae, Freddie Mac or other market participants, revise their loan eligibility standards. Otherwise, future sales of fixed-rate mortgage loans will predominately be limited to those loans that have established payment histories, strong borrower credit profiles and are supported by adequate collateral values. Inasmuch as we have not changed our traditional underwriting standards, the Association had no loans committed for sale in the secondary market at September 30, 2010. The fixed-rate mortgage loans that the Association originated and retained during the fiscal year ended September 30, 2010 consisted primarily of loans with 30-year terms.

Historically, the Association has retained the servicing rights on all residential real estate mortgage loans that it has sold, and intends to continue this practice in the future. At September 30, 2010, the Association serviced loans owned by others with a principal balance of $7.04 billion, of which $8.4 million of loans sold to Fannie Mae remain subject to recourse. All recourse sales occurred prior to the year 2000. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. The Association retains a portion of the interest paid by the borrower on the loans it services as consideration for its servicing activities. The Association did not enter into any loan participations during the fiscal year ended September 30, 2010 and does not expect to do so in the near future.

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

The Association’s policies and loan approval limits are established by its board of directors. The Association’s board of directors has delegated authority to its Executive Committee (consisting of the Association’s Chief Executive Officer and two directors) to review and assign lending authorities to certain individuals of the Association to consider and approve loans within their designated authority. Residential real estate mortgage loans and construction loans in amounts above $650,000 require the approval of two individuals with designated underwriting authority. Loans in amounts below $650,000 require the approval of one individual with designated underwriting authority.

The Association also maintains automated underwriting systems for point-of-sale approvals of residential real estate mortgage loans. Applications for loans that meet certain credit and income criteria may receive a credit approval subject to an appraisal of the subject property.

The Association requires independent third-party appraisals of real property. Appraisals are performed by independent licensed appraisers.

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

The table below sets forth the amounts and categories of our non-performing assets and troubled debt restructurings at the dates indicated.

	At September 30,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
Residential non-Home Today	$135,777	$100,061	$43,935	$21,746	$22,420
Residential Home Today	92,440	84,694	63,679	55,653	40,153
Home equity loans and lines of credit(1)	54,153	59,351	54,430	31,467	15,867
Construction	5,041	11,638	10,842	4,659	1,266
Other loans	1	1	0	0	3

Total non-accrual loans(2)(3)	287,412	255,745	172,886	79,709	61,139

Real estate owned	15,912	17,697	14,108	9,903	6,895
Other non-performing assets	0	0	0	0	0

Total non-performing assets	$303,324	$273,442	$186,994	$86,604	$67,447

Troubled debt restructurings (not included in non-accrual loans above):
Real estate loans:
Residential non-Home Today	$39,361	$21,382	$643	$0	$0
Residential Home Today	47,836	20,918	226	0	0
Home equity loans and lines of credit(1)	3,409	2,285	0	0	0
Construction	0	0	0	0	0
Other loans	0	0	0	0	0

Total	$90,606	$44,585	$869	$0	$0

Ratios:
Total non-accrual loans to total loans	3.07%	2.73%	1.86%	1.39%	1.05%
Total non-accrual loans to total assets	2.59%	2.41%	1.60%	1.10%	0.93%
Total non-performing assets to total assets	2.74%	2.58%	1.73%	1.20%	1.01%

(1)	Includes bridge loans (loans where borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).
(2)	As of September 30, 2010, includes $32.4 million in troubled debt restructurings which are current but included with non-accrual loans for a minimum period of six months from the restructuring date due to their non-accrual status prior to restructuring. At the fiscal year ends prior to September 30, 2010, troubled debt restructurings that would have remained in non-accrual due to their accrual status prior to restructuring were not material and therefore were not included with non-accrual loans at those reporting dates.
(3)	Includes $12.3 million, $1.9 million and $260 thousand in troubled debt restructurings that are 90 days or more past due as of September 30, 2010, 2009 and 2008, respectively.

For the year ended September 30, 2010, gross interest income that would have been recorded had all non-accruing loans been current in accordance with their original terms was $2.8 million.

In response to the economic challenges facing many borrowers, the level of loan modifications has increased, resulting in $135.3 million of troubled debt restructurings recorded at September 30, 2010, an $88.8 million increase from September 30, 2009. Of the $135.3 million of troubled debt restructurings recorded at September 30, 2010, $57.4 million is in the residential, non-Home Today portfolio and $72.4 million is in the Home Today portfolio.

Debt restructuring is a method being increasingly used to help families keep their homes and preserve our neighborhoods. This involves making changes to the borrowers’ loan terms through capitalization of delinquent payments; interest rate reductions, either for a specific period or for the remaining term of the loan; term extensions including beyond that provided in the original agreement; or some combination of the above. These loans are measured for impairment based on the present value of expected future cash flows discounted at the effective interest rate of the original loan contract. Any shortfall is recorded as a specific reserve as part of the allowance for loan losses. We evaluate these loans using the expected future cash flows because we expect the borrower, and not liquidation of the collateral, to be the source of repayment for the loan. Some loans modified through our loan restructuring program may not be accruing interest at the time of the modification. Our policy is to return such modified loans to accrual status once the borrower demonstrates performance according to the terms of the restructuring agreement for a period of at least six months. A loan modified as a troubled debt restructuring is reported as a troubled debt restructuring for a minimum of one year. After one year, a loan may no longer be included in the balance of troubled debt restructurings if the loan was modified to yield a market rate for loans of similar credit risk at the time of restructuring and the loan is not impaired based on the terms of restructuring agreement.

The following table sets forth the amounts of accrual and non-accrual troubled debt restructured loans, by the types of concessions granted as of September 30, 2010.

	At September 30, 2010
	(Dollars in thousands)
	Reduction in interest rates	Payment Extensions	Forbearance or Other actions	Multiple concessions	Multiple Modifications	Total
Loan Status
Accrual	$21,321	$5,695	$10,964	$46,404	$6,222	$90,606
Non-Accrual, Performing	13,546	1,872	13,994	2,716	237	32,365
Non-Accrual, Non-Performing	3,165	1,546	5,139	2,394	103	12,347

Total	$38,032	$9,113	$30,097	$51,514	$6,562	$135,318

Fifty-one percent of loans modified through our restructuring program are for borrowers who are current on their loans who request a modification due to a recent or impending event that has caused or will cause a temporary financial strain and who receive concessions that would otherwise not be considered.

Inasmuch as the majority of our troubled debt restructurings have been in place 27 months or less, and only 348 loans ($39.1 million) have been subject to restructuring terms for at least one year, we believe that it may be premature to draw general conclusions with respect to the effectiveness of any individual concession type. With that qualification in mind, our short term experience has been that the following loans are performing successfully after one year or more under the terms of the restructuring: 16 of 24 loans granted a rate reduction, 56 of 62 loans granted a payment extension, 18 of 47 loans granted a forbearance or other action, 163 of 179 loans granted multiple concessions and 35 of 36 loans modified more than once over their lifetime.

Delinquent Loans. The following tables set forth loan delinquencies by type, segregated by geographic location and by amount at the dates indicated. Construction loans are on properties located in Ohio and the balances of other loans are immaterial, therefore neither was segregated.

	Loans Delinquent For
	30-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At September 30, 2010
Real estate loans:
Residential non-Home Today
Ohio	215	$21,287	582	$69,186	797	$90,473
Florida	42	8,640	244	52,021	286	60,661
Kentucky	5	906	4	996	9	1,902

Total Residential non-Home Today	262	30,833	830	122,203	1,092	153,036

Residential Home Today
Ohio	230	20,981	807	72,622	1,037	93,603
Florida	9	932	26	2,579	35	3,511

Total Residential Home Today	239	21,913	833	75,201	1,072	97,114

Home equity loans and lines of credit(1)
Ohio	223	6,789	354	16,157	577	22,946
Florida	118	9,919	233	23,137	351	33,056
California	16	1,393	27	3,562	43	4,955
Other	49	3,148	111	10,767	160	13,915

Total Home equity loans and lines of credit	406	21,249	725	53,623	1,131	74,872

Construction	2	563	31	4,018	33	4,581
Other loans	0	0	2	1	2	1

Total	909	$74,558	2,421	$255,046	3,330	$329,604

	Loans Delinquent For
	30-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At September 30, 2009
Real estate loans:
Residential non-Home Today
Ohio	212	$22,171	564	$59,434	776	$81,605
Florida	40	8,587	177	39,685	217	48,272
Kentucky	1	182	4	942	5	1,124

Total Residential non-Home Today	253	30,940	745	100,061	998	131,001

Residential Home Today
Ohio	288	24,986	888	82,175	1,176	107,161
Florida	8	845	25	2,519	33	3,364

Total Residential Home Today	296	25,831	913	84,694	1,209	110,525

Home equity loans and lines of credit(1)
Ohio	289	9,197	406	20,028	695	29,225
Florida	127	10,630	224	22,959	351	33,589
California	21	1,993	37	4,295	58	6,288
Other	54	4,252	126	12,069	180	16,321

Total Home equity loans and lines of credit	491	26,072	793	59,351	1,284	85,423

Construction	7	1,465	56	11,638	63	13,103
Other loans	2	1	3	1	5	2

Total	1,049	$84,309	2,510	$255,745	3,559	$340,054

	Loans Delinquent For
	30-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At September 30, 2008
Real estate loans:
Residential non-Home Today
Ohio	250	$22,950	375	$33,804	625	$56,754
Florida	33	7,536	46	9,811	79	17,347
Kentucky	4	899	1	320	5	1,219

Total Residential non-Home Today	287	31,385	422	43,935	709	75,320

Residential Home Today
Ohio	320	28,895	673	62,260	993	91,155
Florida	10	1,123	15	1,419	25	2,542

Total Residential Home Today	330	30,018	688	63,679	1,018	93,697

Home equity loans and lines of credit(1)
Ohio	357	12,335	420	20,144	777	32,479
Florida	128	9,643	242	22,844	370	32,487
California	12	1,070	17	1,953	29	3,023
Other	49	3,656	117	9,489	166	13,145

Total Home equity loans and lines of credit	546	26,704	796	54,430	1,342	81,134

Construction	4	758	57	10,842	61	11,600
Other loans	4	3	0	0	4	3

Total	1,171	$88,868	1,963	$172,886	3,134	$261,754

	Loans Delinquent For
	30-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At September 30, 2007
Real estate loans:
Residential non-Home Today
Ohio	266	$20,800	233	$19,474	499	$40,274
Florida	11	2,378	11	2,272	22	4,650
Kentucky	1	98	0	0	1	98

Total Residential non-Home Today	278	23,276	244	21,746	522	45,022

Residential Home Today
Ohio	285	26,132	593	55,081	878	81,213
Florida	7	643	7	572	14	1,215

Total Residential Home Today	292	26,775	600	55,653	892	82,428

Home equity loans and lines of credit(1)
Ohio	374	13,407	311	15,311	685	28,718
Florida	102	7,524	61	5,102	163	12,626
California	8	762	19	1,904	27	2,666
Other	52	3,102	109	9,150	161	12,252

Total Home equity loans and lines of credit	536	24,795	500	31,467	1,036	56,262

Construction	5	595	30	4,659	35	5,254
Other loans	20	95	0	0	20	95

Total	1,131	$75,536	1,374	$113,525	2,505	$189,061

	Loans Delinquent For
	30-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At September 30, 2006
Real estate loans:
Residential non-Home Today
Ohio	228	$17,364	276	$22,007	504	$39,371
Florida	5	794	1	103	6	897
Kentucky	2	179	3	310	5	489

Total Residential non-Home Today	235	18,337	280	22,420	515	40,757

Residential Home Today
Ohio	301	28,383	427	39,810	728	68,193
Florida	8	724	4	343	12	1,067

Total Residential Home Today	309	29,107	431	40,153	740	69,260

Home equity loans and lines of credit(1)
Ohio	341	12,286	194	7,921	535	20,207
Florida	52	3,613	14	1,243	66	4,856
California	14	1,291	5	477	19	1,768
Other	93	6,257	77	6,226	170	12,483

Total Home equity loans and lines of credit	500	23,447	290	15,867	790	39,314

Construction	5	595	12	1,266	17	1,861
Other loans	53	365	1	3	54	368

Total	1,102	$71,851	1,014	$79,709	2,116	$151,560

(1)	Includes bridge loans.

Total loans delinquent 90 days and over (seriously delinquent) have decreased less than 1% to $255.0 million at September 30, 2010, from $255.7 million at September 30, 2009. Seriously delinquent loans decreased in the following portfolios: residential Home Today portfolio $9.5 million, or 11.21%, home equity loans and lines of credit portfolio $5.7 million, or 10%, and construction portfolio $7.6 million, or 65.5%. The decrease in those portfolios was partially offset by an increase in our residential non-Home Today portfolio, which increased $22.1 million, or 22.1% to $122.2 million at September 30, 2010 from $100.1 million at September 30, 2009. The largest change occurred in our Florida market in which seriously delinquent loans increased $12.4 million, or 31.1% to $52.0 million from $39.7 million at September 30, 2009. In Ohio, seriously delinquent loans increased $9.8 million, or 16.4% to $69.2 million from $59.4 million at September 30, 2009. The inability of borrowers to repay their loans is primarily a result of rising unemployment and uncertain economic prospects in our primary lending markets. Inasmuch as job losses and unemployment levels both remain at elevated levels, we expect some borrowers who are current on their loans at September 30, 2010 to experience payment problems in the future. The excess number of housing units available for sale in the market today also may limit their ability to sell a home they can no longer afford. In Florida, housing values continue to remain depressed due to prior rapid building and speculation, which is now resulting in considerable inventory on the market and may limit a borrower’s ability to sell a home. As a result, we expect the level of loans delinquent 90 days and over will remain elevated in the foreseeable future.

Loans originated under the Home Today program prior to March 27, 2009, where the Association provided loans with its standard terms to borrowers who might not otherwise have qualified for such loans, have greater credit risk than traditional residential real estate mortgage loans. At September 30, 2010, we had $280.5 million of loans that were originated under the Home Today program, 34.6% of which were delinquent 30 days or more in repayments, compared to 2.5% for the portfolio of non-Home Today loans as of that date. At September 30, 2010, $75.2 million of loans originated under the Home Today program were non-accruing loans, representing 26.8% of total non-accruing loans as of that date.

On September 30, 2010 our home equity loans and lines of credit portfolio consisted of $250.8 million in home equity loans (which includes $130.2 million of home equity lines of credit which are in the amortization period and no longer eligible to be drawn upon), $9.8 million in bridge loans and $2.59 billion in home equity lines of credit. The following table sets forth committed amounts, principal balance, percent delinquent 90 days or more, the mean combined loan-to-value (“CLTV”) percent at the time of origination and the current CLTV percent of our home equity loans, home equity lines of credit and bridge loan portfolio as of September 30, 2010. Home equity lines of credit in the draw period are by geographical distribution:

	Committed Amount	Principal Balance	Percent Delinquent 90 days or more	Mean CLTV Percent at Origination(2)	Current CLTV Percent(3)
	(Dollars in thousands)
Home equity lines of credit in draw period (by state)
Ohio	$2,146,015	$1,021,672	0.78%	62%	72%
Florida	1,286,003	778,702	2.68%	62%	104%
California	455,987	298,340	0.47%	68%	89%
Other(1)	823,362	489,374	0.73%	64%	72%

Total home equity lines of credit in draw period	$4,711,367	2,588,088	1.31%	63%	80%

Home equity lines in repayment, home equity loans and bridge loans.		260,602	7.58%	66%	65%

Total		$2,848,690	1.88%	63%	79%

(1)	No individual state has a committed or drawn balance greater than 5% of the total.
(2)	Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.
(3)	Current CLTV is based on best available first mortgage and property values. Current CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.

The following table sets forth committed amounts, principal balance, percent delinquent 90 days or more, the mean CLTV percent at the time of origination and the current CLTV percent of our home equity loans, home equity lines of credit and bridge loan portfolio as of September 30, 2010. Home equity lines of credit in the draw period are by the year originated:

	Committed Amount	Principal Balance	Percent Delinquent 90 days or more	Mean CLTV Percent at Origination(2)	Current CLTV Percent(3)
	(Dollars in thousands)
Home equity lines of credit in draw period
2000 and prior	$489,742	$216,756	0.82%	49%	64%
2001	150,869	69,834	1.12%	66%	67%
2002	267,251	120,047	1.77%	64%	69%
2003	385,975	188,551	1.40%	68%	73%
2004	258,025	127,022	3.48%	67%	80%
2005	194,717	100,296	3.93%	68%	89%
2006	441,729	253,629	2.44%	66%	98%
2007	654,217	415,624	1.91%	68%	98%
2008	1,265,315	785,024	0.46%	65%	82%
2009	550,651	287,700	0.15%	57%	67%
2010	52,876	23,605	0.00%	60%	65%

Total home equity lines of credit in draw period	$4,711,367	$2,588,088	1.31%	63%	80%

Home equity lines in repayment, home equity loans and bridge loans.		260,602	7.58%	66%	65%

Total		$2,848,690	1.88%	63%	79%

(1)	Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.
(2)	Current CLTV is based on best available first mortgage and property values. Current CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.

In light of the housing market deterioration, the unfavorable trending of our delinquency statistics and the current instability in employment and economic prospects, beginning June 30, 2008 and at each quarter end thereafter, we expanded our loan evaluation methodology related to home equity line of credit loans to include impairment evaluations for each home equity line of credit loan that was 90 or more days past due. Beginning September 30, 2008, we expanded our loan level evaluation methodology related to closed-end real estate and home equity loans to include impairment evaluations for each real estate and home equity loan that was 180 or more days past due. As of September 30, 2009, the qualitative market value allowance (“MVA”) was formally added to our procedures to provide consideration of factors that may not be directly derived from historical portfolio performance. Additionally, beginning September 30, 2010, our loan level evaluation methodology was expanded to include impairment evaluations for home equity loans, bridge loans and trouble debt restructurings that become 90 or more days past due. Refer to the Allocation of Allowance for Loan Losses section for additional discussion.

Real Estate Owned. Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until sold. When property is acquired, it is recorded at the lower of cost or estimated fair market value at the date of foreclosure, establishing a new cost basis. Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions. Holding costs and declines in estimated fair market value result in charges to expense after acquisition. At September 30, 2010, we had $15.9 million in real estate owned.

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

When we classify assets as either substandard or doubtful, we allocate a portion of the related general loss allowances to such assets as we deem prudent. The allowance for loan losses is the amount estimated by management as necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. When we classify a problem asset as loss, we provide a specific reserve for that portion of the asset that is uncollectible. Our determinations as to the classification of our assets and the amount of our loss allowances are subject to review by our principal federal regulator, the Office of Thrift Supervision (“OTS”), which can require that we establish additional loss allowances. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of our review of our assets at September 30, 2010, classified assets consisted of substandard assets, net of reserves, of $269.7 million and loss assets, fully reserved, of $42.3 million. As of September 30, 2010, we did not have any individual assets classified as substandard with balances exceeding $1 million. The classified assets total includes $255.1 million of nonperforming loans, $15.9 million of real estate owned, and $41.0 million of performing loans displaying a weakness sufficient to warrant an adverse classification. As of September 30, 2010, we had $18.1 million of assets designated as special mention.

Impaired Loans. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest according to the contractual terms of the loan agreement. During the year ended September 30, 2008, the Company changed the population of loans that it individually evaluates for impairment to include real estate secured loans 180 days or more past due, except home equity lines of credit, which it evaluates at 90 or more days past due. During the year ended September 30, 2010, the Company included equity loans, bridge loans and troubled debt restructurings with loans evaluated at 90 or more days past due. Large groups of smaller balance homogeneous loans are combined and collectively evaluated by portfolio for impairment. For a collateral dependent loan, impairment is measured based on the fair value of the collateral. For a loan whose terms are modified in a troubled debt restructuring, the Company measures impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, where the loan’s effective interest rate is based on the contractual rate of the original loan, not the terms of the restructuring. When the recorded investment of an impaired loan exceeds the fair value of the collateral (or the present value of its expected future cash flows), a valuation allowance is established for the excess. For additional information regarding impaired loans, see Note 5 in “Item 15.(a)(1) Financial Statements.”

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

As described in “Non-performing and Problem Assets—Delinquent Loans,” loans originated under the Home Today program prior to March 27, 2009 have greater credit risk than traditional residential real estate mortgage loans. At September 30, 2010, we had $280.5 million of loans that were originated under our Home Today program, 34.6% of which were delinquent 30 days or more in repayments, compared to 2.5% for our portfolio of non-Home Today loans as of that date.

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

We periodically evaluate the carrying value of loans and the allowance is adjusted accordingly. Loan loss provisions remained elevated in the current fiscal year, reflective of the continued high level of net charge-offs and the uncertain economic times that face many of our loan customers. A combination of various market conditions, mainly depressed home values and high levels of unemployment, have caused our delinquencies and charge-offs to remain high. The market value adjustment discussed above is intended to capture the magnitude and persistence of these negative trends.

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

	At or For the Years Ended September 30,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Allowance balance (beginning of year)	$95,248	$43,796	$25,111	$20,705	$18,601
Charge-offs:
Real estate loans:
Residential non-Home Today
Ohio	5,081	4,507	3,884	974	1,434
Florida	7,425	2,319	787	15	0
Other	72	69	328	259	0

Total Residential non-Home Today	12,578	6,895	4,999	1,248	1,434

Residential Home Today
Ohio	4,574	3,904	4,283	1,118	487
Florida	104	106	0	0	0
Other	0	0	0	0	0

Total Residential Home Today	4,678	4,010	4,283	1,118	487

Home equity loans and lines of credit(1)
Ohio	7,471	5,893	1,343	874	450
Florida	33,589	35,939	3,678	201	274
California	4,002	4,890	0	255	139
Other	5,146	4,901	1,166	1,509	1,768

Total Home equity loans and lines of credit	50,208	51,623	6,187	2,839	2,631

Construction	2,491	1,442	598	0	0
Commercial	0	0	0	517	0
Other	0	0	8	16	51

Total charge-offs	69,955	63,970	16,075	5,738	4,603

Recoveries:
Real estate loans:
Residential non-Home Today	523	195	128	271	89
Residential Home Today	23	0	117	251	49
Home equity loans and lines of credit(1)	1,390	225	8	22	519
Construction	11	0	0	0	0
Commercial	0	0	0	0	0
Other	0	2	7	0	0

Total recoveries	1,947	422	260	544	657

Net charge-offs	(68,008)	(63,548)	(15,815)	(5,194)	(3,946)
Provision for loan losses	106,000	115,000	34,500	9,600	6,050

Allowance balance (end of year)	$133,240	$95,248	$43,796	$25,111	$20,705

Ratios:
Net charge-offs to average loans outstanding	0.73%	0.66%	0.18%	0.07%	0.05%
Allowance for loan losses to non-performing loans at end of year	52.24%	37.24%	25.33%	22.12%	25.98%
Allowance for loan losses to total loans at end of year	1.42%	1.02%	0.47%	0.31%	0.27%

(1)	Includes bridge loans.

Charge-offs of residential mortgage loans increased 82.4% during the fiscal year ended September 30, 2010 when compared to fiscal 2009, reflective of the higher level of delinquent loans in the residential mortgage loan category, particularly in our Florida market. While the level of charge-offs in the home equity loans and lines of credit portfolio remains at an elevated level, there was a slight decrease in the current fiscal year as compared to the prior fiscal year. In response to progressive housing market deterioration and the instability in the employment and economic prospects in our primary lending markets, in June 2008 we began conducting expanded loan level reviews of home equity lines of credit and as a result provided for increased losses. As delinquencies have been resolved through pay-off, short sale or foreclosure, or when management determines the collateral is not sufficient to satisfy the loan, uncollected balances have been charged against the allowance for loan losses previously provided. In the fiscal year ended September 30, 2010, $50.2 million in charge-offs for home equity loans and lines of credit have been recorded compared to $51.6 million for fiscal 2009. We continue to evaluate loans becoming delinquent for potential loss and record provisions for our estimate of those losses. We expect an elevated level of charge-offs to continue as delinquent loans are resolved in the future and uncollected balances are charged against the allowance.

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

	At September 30,
	2010			2009			2008
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential non-Home
Today	$41,246	31.0%	65.4%	$22,678	23.8%	64.0%	$7,873	18.0%	68.7%
Residential Home Today	13,331	10.0	3.0	9,232	9.7	3.1	5,883	13.4	3.3
Home equity loans and lines of credit(1)	73,780	55.4	30.4	57,594	60.5	31.8	28,118	64.2	26.7
Construction	4,882	3.6	1.1	5,743	6.0	1.0	1,922	4.4	1.2
Commercial	0	0.0	0.0	0	0.0	0.0	0	0.0	0.0
Other loans	1	0.0	0.1	1	0.0	0.1	0	0.0	0.1

Total allowance for loan losses	$133,240	100.0%	100.0%	$95,248	100.0%	100.0%	$43,796	100.0%	100.0%

	At September 30,
	2007			2006
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential non-Home Today	$4,781	19.1%	71.5%	$4,636	22.4%	69.4%
Residential Home Today	6,361	25.3	3.7	4,879	23.6	3.8
Home equity loans and lines of credit(1)	13,141	52.3	22.8	9,724	47.0	23.7
Construction	778	3.1	1.8	414	2.0	2.7
Commercial	23	0.1	0.0	975	4.7	0.0
Other loans	27	0.1	0.2	77	0.3	0.4

Total allowance for loan losses	$25,111	100.0%	100.0%	$20,705	100.0%	100.0%

(1)	Includes bridge loans.

Based on our evaluation, the total allowance for loan losses increased $38.0 million to $133.2 million in the fiscal year ended September 30, 2010. During the same period a greater portion of the allowance for loan losses was allocated to our residential non-Home Today portfolio, as delinquencies continued to increase in that category, while a smaller portion (but still an increased dollar amount) of the allowance was allocated to home equity loans and lines of credit as total delinquencies in that category saw a slight decrease. Delinquent loans in our Home Today portfolio decreased $13.4 million to $97.1 million in the current fiscal year. While there was less than a 1% increase in the portion of the allowance allocated to the Home Today portfolio the dollar amount allocated to the portfolio increased 44.4%. Additional discussion of non-performing loans as well as charge-offs appears later in this section. The percentage allocations for each loan category are impacted by changes and activities that occur in other categories of the Company’s loan portfolio. Because Home Today loans represent such a small portion (3.0%) of the overall portfolio and a much larger portion (10%) of the overall allowance, they can be disproportionately impacted by changes in other categories.

Provisions for loan losses on home equity loans and lines of credit continue to comprise the majority of our losses and are expected to continue to do so for the foreseeable future, especially if non-performing loan balances and charge-offs remain at elevated levels. Additional discussion of non-performing home equity loan and lines of credit as well as charge-offs appears later in this section as well as the “Management’s Discussion and Analysis of Financial Conditions and Operating Results”.

Our analysis for evaluating the adequacy of and the appropriateness of our loan loss provision and allowance for loan losses is continually refined as new information becomes available and actual loss experience is acquired. During the last two years, numerous modifications to our procedures have been made including the following:

•

as of June 30, 2008, in light of the weak housing market, the then-current level of delinquencies and the instability in employment and economic prospects, our loan evaluation methodology related to home equity line of credit loans was expanded to include an accelerated individual loan loss review framework that evaluated all home equity lines of credit that were 90 days or more past due, and added $12 million to our provision for loan losses and the total allowance for loan losses carried on our balance sheet;

•	as of September 30, 2008, an expanded individual loan loss review framework was implemented for our residential real estate and home equity loans delinquent 180 days or more;

•

as of March 31, 2009 and as a precursor to the qualitative MVA that was subsequently added in September 2009, an additional $10 million was added to our traditional general valuation allowance which correspondingly increased our loan loss provision and the total allowance for loan losses carried on our balance sheet; and

•

as of September 30, 2009, the qualitative MVA was formally added to our procedures to provide consideration of factors that may not be directly derived from historical portfolio performance. With its orientation aligned more closely with contemporaneous qualitative factors, as opposed to the more historically-oriented loss experience factors, the MVA ensures that the provision for loan losses recognized in our income statement, as well as the balance of the allowance for loan losses carried on our balance sheet, remain consistent with not only our experience, but also with our expectations, which are influenced by the then-current status of the economy and housing markets and how those conditions may impact the performance of loans held on our balance sheet on the reporting date.

•

as of September 30, 2010, the individual loan loss review methodology for home equity loans and lines of credit was enhanced to include updated individual reviews for all home equity loans, bridge loans and lines of credit that were ninety days or more past due. Previously, updated individual reviews were not performed if the previous review had been performed within the last twelve months.

The MVA supplement to the “general” component of our overall allowance for loan losses added approximately $33 million to the provision for loan losses and the total allowance for loan losses carried on our balance sheet as of and for the quarter ended September 30, 2009.

Additionally, as more delinquent loans have been subjected to individual evaluation, the portion of the allowance for loan losses identified as specific reserves increased, and, as a result the loss experiences factors used to evaluate the adequacy of the general loss reserve applicable to loans not evaluated for specific reserves decreased between March 31, 2008 and September 30, 2008. Adjustments to the historical loss experience factors continue to be made in response to weak housing values compounded by an excess of available housing units, particularly in the Florida market, unemployment concerns, and, uncertainties surrounding the future performance of restructured loans, and, as a result, the general loan loss allowance increased between September 30, 2009 and September 30, 2010.

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

The Association’s current investment policy does not permit investment in municipal bonds, corporate debt obligations, preferred or common stock of government agencies or equity securities other than its required investment in the common stock of the FHLB of Cincinnati. As of September 30, 2010, we held no asset-backed securities or securities with sub-prime credit risk exposure, nor did we hold any banker’s acceptances, term federal funds, repurchase agreements or reverse repurchase agreements. As a federal savings association, Third Federal Savings and Loan is not permitted to invest in equity securities. This general restriction does not apply to the Company.

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

Our investment portfolio at September 30, 2010, primarily consisted of $7.0 million of U.S. Government and federal agency obligations, $35.9 million in primarily fixed-rate securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae, $619.7 million of REMICs and $8.8 million in money market accounts.

U.S. Government and Federal Agency Obligations. While U.S. Government and federal agency securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes, as collateral for borrowings and as an interest rate risk hedge in the event of significant mortgage loan prepayments.

Mortgage-Backed Securities. We purchase mortgage-backed securities insured or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. We invest in mortgage-backed securities to achieve positive interest rate spreads with minimal administrative expense, and to lower our credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae or Ginnie Mae. During the financial market upheaval of 2008, concern arose about the financial health of Fannie Mae and Freddie Mac, the value of their guarantees and therefore, the continued existence of the secondary market for mortgage loans upon which the Company relies for liquidity and interest rate risk management. This market was preserved when, in September 2008, the Federal Housing Finance Agency placed Freddie Mac and Fannie Mae into conservatorship. The U.S. Treasury Department has established financing agreements to ensure that Fannie Mae and Freddie Mac meet their obligations to holders of mortgage-backed securities that they have issued or guaranteed.

Mortgage-backed securities are created by the pooling of mortgages and the issuance of a security with an interest rate that is less than the interest rate on the underlying mortgages. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although we invest primarily in mortgage-backed securities backed by one- to four-family mortgages. The issuers of such securities (generally Ginnie Mae, Fannie Mae and Freddie Mac) pool and resell the participation interests in the form of securities to investors such as the Association, and guarantee the payment of principal and interest to investors. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. However, mortgage-backed securities are more liquid than individual mortgage loans since there is an active trading market for such securities. While there has been significant disruption in the demand for private issuer mortgage-backed securities, the U.S. Treasury support for Fannie Mae and Freddie Mac guarantees has maintained an orderly market for the mortgage-backed securities the Company typically purchases. In addition, mortgage-backed securities may be used to collateralize our specific liabilities and obligations. Investments in mortgage-backed securities involve a risk that the timing of actual payments will be earlier or later than the timing estimated when the mortgage-backed security was purchased, which may require adjustments to the amortization of any premium or accretion of any discount relating to such interests, thereby affecting the net yield on our securities. We periodically review current prepayment speeds to determine whether prepayment estimates require modification that could cause amortization or accretion adjustments.

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

	At September 30,
	2010		2009		2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Investments available for sale:
U.S. Government and agency obligations	$7,000	$7,063	$9,000	$9,332	$8,997	$9,213
Fannie Mae certificates	0	0	0	0	483	478
REMICs	8,718	8,794	5,017	5,053	13,488	13,518
Money market accounts	8,762	8,762	9,048	9,048	7,893	7,893

Total investment securities available for sale	$24,480	$24,619	$23,065	$23,433	$30,861	$31,102

Investments held to maturity:
U.S. Government and agency obligations
Freddie Mac certificates	$4,441	$4,671	$8,023	$8,445	$9,826	$9,862
Ginnie Mae certificates	22,375	22,973	7,161	7,490	8,366	8,481
REMICs	611,000	619,487	552,791	560,408	787,699	789,562
Fannie Mae certificates	9,124	9,945	10,355	11,097	11,859	12,142

Total securities held to maturity	$646,940	$657,076	$578,330	$587,440	$817,750	$820,047

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio and the mortgage-backed securities portfolio at September 30, 2010 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. All of our securities at September 30, 2010 were taxable securities.

	One Year or Less		More than One Year Through Five years		More than Five Years Through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Investments available-for-sale:
U.S. Government and agency obligations	$7,000	4.50%	$0	0.00%	$0	0.00%	$0	0.00%	$7,000	$7,063	4.50%
REMICs	0	0.00%	0	0.00%	1,053	2.61%	7,665	2.36%	8,718	8,794	2.39%
Money market accounts	0	0.00%	0	0.00%	0	0.00%	8,762	0.74%	8,762	8,762	0.74%

Total investment securities available- for-sale	$7,000	4.50%	$0	0.00%	$1,053	2.61%	$16,427	1.50%	$24,480	$24,619	1.12%

Investments held-to-maturity:
Freddie Mac certificates	0	0.00%	0	0.00%	0	0.00%	4,441	5.25%	4,441	4,671	5.25%
Ginnie Mae certificates	0	0.00%	0	0.00%	2,587	3.68%	19,788	2.42%	22,375	22,973	2.57%
REMICs	0	0.00%	19,084	3.98%	83,693	2.25%	508,223	2.55%	611,000	619,487	2.55%
Fannie Mae certificates	0	0.00%	139	6.18%	899	6.55%	8,086	6.50%	9,124	9,945	6.50%

Total Investment securities held-to-maturity:	$0	0.00%	$19,223	4.00%	$87,179	2.34%	$540,538	2.63%	$646,940	$657,076	2.63%

Sources of Funds

General. Deposits traditionally have been the primary source of funds for the Association’s lending and investment activities. The Association also borrows, primarily from the FHLB of Cincinnati and the Federal Reserve Discount Window, to supplement cash flow, to lengthen the maturities of liabilities for interest rate risk management purposes and to manage its cost of funds. Additional sources of funds are the proceeds of loan sales, scheduled loan payments, maturing investments, loan prepayments, collateralized wholesale borrowings and income on other earning assets.

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

At September 30, 2010, deposits totaled $8.85 billion. NOW accounts totaled $967.6 million (including $901.6 million of high-yield checking accounts) and savings accounts totaled $1.58 billion (including $1.43 billion of high-yield savings accounts). At September 30, 2010, the Association had a total of $6.30 billion in certificates of deposit, of which $2.80 billion had remaining maturities of one year or less. Based on historical experience and its current pricing strategy, management believes the Association will retain a large portion of these accounts upon maturity.

The following table sets forth the distribution of the Association’s average total deposit accounts, by account type, for the fiscal years indicated.

	For the Years Ended September 30,
	2010			2009			2008
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
NOW	$975,889	11.2%	0.56%	$1,046,640	12.5%	0.87%	$1,283,387	15.7%	2.43%
Savings	1,442,641	16.5%	0.91%	1,139,916	13.6%	1.42%	1,261,396	15.4%	2.98%
Certificates of deposit	6,301,459	72.3%	3.01%	6,200,984	73.9%	3.70%	5,638,716	68.9%	4.61%

Total deposits	$8,719,989	100.0%	2.39%	$8,387,540	100.0%	3.04%	$8,183,499	100.0%	4.02%

As of September 30, 2010, the aggregate amount of the Association’s outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $2.06 billion. The following table sets forth the maturity of those certificates as of September 30, 2010.

At September 30, 2010
(In thousands)
Three months or less	$373,480
Over three months through six months	172,591
Over six months through one year	270,633
Over one year to three years	833,890
Over three years	405,165

Total	$2,055,759

The following table sets forth, by interest rate ranges, information concerning the Association’s certificates of deposit at September 30, 2010.

	Period to Maturity
	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three years	More Than Three Years	Total	Percent of Total
	(In thousands)
Interest Rate Range:
2.99% and below	$2,297,576	$725,431	$221,451	$276,815	$3,521,273	55.86%
3.00% to 3.99%	154,054	41,621	121,882	652,661	970,218	15.39%
4.00% to 4.99%	94,628	151,124	418,033	164,012	827,797	13.13%
5.00% to 5.99%	244,969	490,367	196,598	46,357	978,291	15.52%
6.00% and above	5,811	107	0	88	6,006	0.10%

Total	$2,797,038	$1,408,650	$957,964	$1,139,933	$6,303,585	100.00%

The following table sets forth the Association’s time deposits classified by interest rate at the dates indicated.

	At September 30,
	2010	2009	2008
	(In thousands)
Interest Rate
2.99% and below	$3,521,273	$3,166,467	$402,293
3.00% to 3.99%	970,218	1,031,596	1,841,322
4.00% to 4.99%	827,797	1,135,824	2,135,540
5.00% to 5.99%	978,291	990,213	1,531,962
6.00% and above	6,006	27,561	30,049

Total	$6,303,585	$6,351,661	$5,941,166

Borrowings. At September 30, 2010, the Association had $70.2 million of borrowings from the FHLB of Cincinnati. During the fiscal year ended September 30, 2010, the Association’s only third party borrowings consisted of loans, commonly referred to as “advances,” from the FHLB of Cincinnati. Borrowings from the FHLB Cincinnati are secured by the Association’s investment in the common stock of the FHLB Cincinnati as well as by a blanket pledge of its mortgage portfolio not otherwise pledged. Our current additional borrowing capacity with the FHLB Cincinnati is $910.0 million as limited by the amount of FHLB Cincinnati common stock that we own. From the perspective of the value of collateral securing advances, our capacity limit for additional borrowings from the FHLB Cincinnati at September 30, 2010 was $1.20 billion, subject to satisfaction of the FHLB Cincinnati common stock ownership requirement. To satisfy the common stock ownership requirement, we would have to increase our ownership of FHLB Cincinnati common stock by an additional $23.9 million. Borrowings from the Federal Reserve Discount Window are also secured by a pledge of specific loans in the Association’s mortgage portfolio. At September 30, 2010, the Association had the capacity to borrow up to $360.3 million from the Federal Reserve Bank of Cleveland.

The following table sets forth information concerning balances and interest rates on the Association’s borrowings at and for the periods shown:

	At or for the Fiscal Years Ended September 30,
	2010	2009	2008
	(Dollars in thousands)
Balance at end of year	$70,158	$70,158	$498,028
Average balance during year	$70,009	$289,911	$70,218
Maximum outstanding at any month end	$70,158	$558,060	$498,028
Weighted average interest rate at end of year	2.75%	2.75%	2.00%
Average interest rate during year	2.75%	2.22%	2.12%

Federal Taxation

General. The Company and the Association are subject to federal income taxation in the same general manner as other corporations, with certain exceptions. Prior to the completion of our initial public stock offering on April 20, 2007, the Company and the Association were included as part of Third Federal Savings, MHC’s consolidated tax group. However, upon completion of the offering, the Company and the Association are no longer a part of Third Federal Savings, MHC’s consolidated tax group because Third Federal Savings, MHC no longer owns at least 80% of the common stock of the Company. Beginning as of September 30, 2007 and for each subsequent fiscal year thereafter, the Company has filed consolidated tax returns with the Association, its wholly-owned subsidiary. An Internal Revenue Service examination of the Company’s consolidated federal tax return for the fiscal year ended September 30, 2008 commenced on November 22, 2010. At this point in the process, no matters of concern have been identified. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to the Company or the Association.

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

At September 30, 2010, the total federal pre-base year bad debt reserve of the Association was approximately $105.0 million.

Charitable Contribution Carryovers. Federal income tax regulations limit charitable contribution deductions to 10% of taxable income. Unused charitable contribution deductions may be carried forward to the succeeding five taxable years. At September 30, 2010, the Company has a charitable contribution carryover for federal income tax purposes of approximately $26.2 million, which expires September 30, 2012.

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

The Association is currently examined and supervised by the OTS and is subject to examination by the Federal Deposit Insurance Corporation (“FDIC”). This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s deposit insurance fund and depositors. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Following completion of its examination, the federal agency critiques the institution’s operations and assigns its rating (known as an institution’s CAMELS rating). Under federal law, an institution may not disclose its CAMELS rating to the public. The Association also is a member of and owns stock in the FHLB of Cincinnati, which is one of the twelve regional banks in the Federal Home Loan Bank System. The Association also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System, governing reserves to be maintained against deposits and other matters. The OTS will examine the Association and prepare reports for the consideration of the Association’s board of directors on any operating deficiencies. The Association’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of the Association’s mortgage documents.

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

Congress recently enacted the Dodd-Frank Act. This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years. Please refer to section “Recent Financial Reform Legislation”, which is presented later in this “Item 1, Business”, for a more detailed discussion of this broad financial reform legislation.

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

At September 30, 2010, the Association’s capital exceeded all applicable requirements.

Loans-to-One Borrower. Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of September 30, 2010, the Association was in compliance with the loans-to-one borrower limitations.

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

A savings association that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. At September 30, 2010, the Association satisfied this test.

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

There were no dividends paid to the Company by the Association during the years ended September 30, 2010 and 2009 and no dividends paid to the Company by Third Capital during the years ended September 30, 2010, 2009, and 2008. On September 29, 2008, having complied with all regulatory stipulations and notification requirements, the Association paid a $100 million dividend to the Company.

In June 2010 the OTS directed the Company to not declare or pay any cash dividend or other capital distributions or purchase, repurchase or redeem or commit to purchase, repurchase or redeem any of its equity stock without providing 45 days prior written notice to the Central Regional Director of the OTS. For additional information see Monitoring and Limiting Our Credit Risk in the overview section of Part 2 Item 7, MDA.

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

Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted Interagency Guidelines Prescribing Standards for Safety and Soundness to implement the safety and soundness standards required under federal law. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan. On June 11, 2010, the OTS notified the Company that it had failed to develop appropriate credit administration and account management procedures and acceptable loss mitigation processes to correspond with the growth in its home equity line of credit portfolio. The OTS concluded that these procedural deficiencies constituted an unsafe and unsound condition and directed the Company as well as the Association and Third Federal Savings, MHC, not to declare or pay any cash dividends or other capital distributions or purchase, repurchase or redeem or commit to purchase, repurchase or redeem any of the Company’s equity stock without providing 45 days prior written notice to the Regional Director of the OTS. Further, the OTS advised the Company that until the

Association satisfactorily addressed the problems associated with the home equity line of credit portfolio, the OTS would remove the Association from the FDIC’s prospective bidders list.

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

At September 30, 2010, the Association met the criteria for being considered “well-capitalized.”

Insurance of Deposit Accounts. The Dodd Frank Act permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009. At September 30, 2010, deposit accounts in the Association were insured by the FDIC up to the $250,000 maximum.

In November 2008, the FDIC adopted the Temporary Liquidity Guarantee Program that provided full deposit insurance coverage for non-interest bearing deposit transaction accounts, regardless of the dollar amount. The temporary guarantee was initially scheduled to expire on December 31, 2009, but was subsequently extended until December 31, 2010. As permitted under the program, the Association opted out of such additional coverage. However, pursuant to regulations recently enacted by the FDIC under the Dodd-Frank Act, all noninterest-bearing transactions at the Association will automatically receive temporary unlimited deposit insurance coverage from December 31, 2010 through December 31, 2012.

Effective April 1, 2009, the FDIC increased its quarterly deposit insurance assessment rates and amended the method by which rates are calculated. Institutions are assigned an initial base assessment rate ranging from 12 to 45 basis points of deposits depending on risk category. The initial base assessment is then adjusted based upon the level of unsecured debt, secured liabilities and brokered deposits, to establish a total base assessment rate ranging from seven to 77.5 basis points. On November 9, 2010, the FDIC published a rulemaking proposal under the Dodd-Frank Act that would alter the way an institution’s assessment base is calculated. Under the proposal, an institution’s assessment base will be its average consolidated total assets less its average tangible equity. In addition, certain current rate adjustments will be modified or eliminated, and a new rate adjustment will be established. The proposal will not become effective before the second quarter of 2011. Absent changes to any other aspects of the assessment framework, including CAMELS classifications, changes pursuant to this requirement are expected to result in a modest reduction to the Association’s prospective assessments.

On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. As a result, our expense for deposit insurance for the fiscal year ended September 30, 2009 includes approximately $4.8 million for this emergency assessment which was levied as of June 30, 2009 and collected on September 30, 2009. On November 12, 2009, the FDIC adopted as a final rule and amended its assessment regulations to require insured institutions to prepay, on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of calendar 2009 and for all of the calendar years 2010, 2011 and 2012. The amount of the prepayment was determined based upon an institution’s assessment rate in effect on September 30, 2009 and reflected a 5% annualized growth factor applied to the institution’s assessment base as well as an assessment rate increase of three cents per $100 of deposits effective January 1, 2011.

In addition, all FDIC-insured institutions are required to pay a pro rata portion of the interest due on obligations issued by the Financing Corporation (“FICO”) for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended September 30, 2010, the annualized FICO assessment was equal to 1.04 cents for each $100 in domestic deposits maintained at an institution. Assessments related to the FICO bond obligations were not subject to the December 30, 2009 prepayment.

For the fiscal year ended September 30, 2010, the Association paid $926 thousand related to the FICO bonds and $58.9 million pertaining to deposit insurance assessments. Deposit insurance assessments were prepaid in December 2009, for calendar years 2010 through 2012, while FICO bond payments were prepaid, one quarter in advance.

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

As of September 30, 2010, outstanding borrowings (including accrued interest) from the FHLB of Cincinnati were $70.2 million and the Association was in compliance with the stock investment requirement.

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

Holding Company Regulation

General. Third Federal Savings, MHC, and the Company are non-diversified savings and loan holding companies within the meaning of the Home Owners’ Loan Act. As such, Third Federal Savings, MHC and the Company are registered with the OTS and subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over Third Federal Savings, MHC, the Company and the Association. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the Association. As federal corporations, Third Federal Savings, MHC and the Company are generally not subject to state business organization laws. Please refer to the section “Recent Financial Reform Legislation”, which is presented in the last section of this “Item 1. Business” for a discussion of changes enacted in connection with current financial reform legislation.

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

In February 2008 the Company declared its first quarterly dividend and continued to declare and pay quarterly dividends through May 2010, subsequent to when, dividend payments by the Company first became subject to a 45 day prior written notice to the OTS and the Company elected to suspend future dividend payments and common stock repurchases until concerns expressed by the OTS with respect to various aspects of our home equity lines of credit portfolio were satisfactorily resolved. Pursuant to the OTS’ non-objection regarding the receipt of dividends, Third Federal Savings, MHC has waived its right to receive each dividend declared and paid by the Company. Most recently, the OTS’s non-objection regarding the receipt of dividends, which is generally applicable for one year, was renewed in November 2009 We anticipate that prospectively and pending satisfactory resolution of OTS’ concerns with respect to various aspects of our home equity lines of credit portfolio, on an annual basis, Third Federal Savings, MHC will continue to adhere to the regulatory requirements, including the filing of a waiver notice and will continue to waive any dividends paid by the Company. Under OTS regulations, our public shareholders would not be diluted because of any dividends waived by Third Federal Savings, MHC (and waived dividends would not be considered in determining an appropriate exchange ratio) in the event Third Federal Savings, MHC converts to stock form.

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

Emergency Economic Stabilization Act of 2008

In accordance with its stated purpose of restoring liquidity and stability to the financial system of the United States, EESA of 2008 established the Troubled Asset Relief Program (“TARP”), under which the United States Department of the Treasury (“UST”) was authorized to purchase preferred stock from qualified financial institutions. The Company met the requirements to be considered a qualified financial institution. Under TARP, for organizations like the Company, the federal government’s purchase limitation was generally defined as 3% of risk-weighted assets, or about $225 million for the Company.

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

Recent Financial Reform Legislation

Congress recently enacted the Dodd-Frank Act. This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Certain provisions of the Dodd-Frank Act are expected to have a near term impact on the Company. For example, the new law provides that the Office of Thrift Supervision, which is currently the primary federal regulator for the Company and its subsidiary, the Association, will cease to exist one year from the date of the new law’s enactment. The Office of the Comptroller of the Currency, which is currently the primary federal regulator for national banks, will become the primary federal regulator for federal thrifts. The Board of Governors of the Federal Reserve System will supervise and regulate all savings and loan holding companies that were formerly regulated by the Office of Thrift Supervision, including the Company. The Dodd-Frank Act preserved both the thrift charter and the mutual holding company structure, which as a savings and loan holding company will be regulated by the Federal Reserve.

Also effective one year after the date of enactment is a provision of the Dodd-Frank Act that eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on the Company’s interest expense.

The Dodd-Frank Act also broadens the base for Federal Deposit Insurance Corporation insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution, rather than deposits. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.

The Dodd-Frank Act will require publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizes the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not and requires that public companies set policies to take back executive compensation if it was based on inaccurate financial statements that do not comply with accounting standards.

The Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.

It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on the Company. However, it is expected that at a minimum, our operating and compliance costs will increase and additionally, our interest expense could increase.

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

For example, if mortgage interest rates decline, our customers may seek to refinance, without penalty, their mortgage loans with us or repay their mortgage loans with us and borrow from another lender. When that happens, either the yield that we earn on the customer’s loan is reduced (if the customer refinances with us) or the mortgage is paid off and we are faced with the challenge of reinvesting the cash received to repay the mortgage in a lower interest rate environment. This is frequently referred to as reinvestment risk, which is the risk that we may not be able to reinvest the proceeds of loan prepayments at rates that are comparable to the rates we earned on the loans prior to receipt of the repayment. This risk also exists with the securities in our investment portfolio that are backed by mortgage loans.

Another example of changes in interest rates that can have an unfavorable impact on our net interest income occurs in situations where interest rates paid on certificates of deposit experience a significant increase. In this circumstance, a certificate of deposit customer may determine that it is in his/her best interest to incur the existing penalty for early withdrawal, tender the certificate for cash and either reinvest the proceeds in a new certificate of deposit with us, or withdraw the funds and leave us. As a result, we either end up with a new, higher rate certificate (if the customer stays with us) or we must fund the customer’s withdrawal by: (1) reducing our cash reserves; (2) selling assets to generate cash to fund the withdrawal; (3) attracting deposits from another customer at the then-higher interest rate; or (4) borrowing from a wholesale lender like the FHLB of Cincinnati, again at the then-higher interest rate. Each of these alternatives can have an unfavorable impact on us.

Our net interest income can also be negatively impacted when assets and funding sources with seemingly similar repricing characteristics react differently to changing interest rates. An example is our home equity lines of credit loans and our high yield checking and high yield savings deposit products. Interest rates charged on our home equity lines of credit loans are linked to the prime rate of interest, which generally adjusts in a direct relationship to changes in the Federal Reserve’s Federal Funds target rate. Similarly, our High Yield Checking and High Yield Savings deposit products are generally expected to adjust when changes are made to the Federal Funds target rate. However, to the extent that reductions are made to the Federal Funds target rate, and those reductions translate into reductions of the prime rate and the rate charged on our home equity lines of credit loans, but do not extend to equivalent adjustments to our High Yield Checking and High Yield Savings deposit products, we will experience a reduction in our net interest income. At September 30, 2010, we held $2.72 billion of home equity lines of credit loans and $2.33 billion of High Yield Checking and High Yield Savings deposits.

Our net income can be reduced by the impact that changes in interest rates can have on the value of our capitalized mortgage servicing rights. As of September 30, 2010, we were servicing $7.04 billion of loans sold to third parties, and the mortgage servicing rights associated with such loans had an amortized cost of $38.7 million and an estimated fair value, at that date, of $47.7 million. Because the estimated life and estimated income from the underlying mortgage loans generally increase with rising interest rates and decrease with falling interest rates, the value of mortgage servicing rights increases as interest rates rise and decreases as interest rates fall.

In general, changes in market and competitive interest rates result from events that we do not control and over which we generally have little or no influence. As a result, mitigation of the risk of the adverse affects of changing interest rates is generally limited to controlling the composition of the assets and liabilities that we hold. To monitor our positions, we maintain an interest rate risk modeling system which is designed to measure our interest rate risk sensitivity. Additionally, the results of a model to measure interest rate sensitivity are made available to us by the OTS. These models estimate the change in Association’s net portfolio value over a range of interest rate scenarios. Net portfolio value is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts. At September 30, 2010, in the event of an immediate 200 basis point increase in all interest rates, the OTS model projects that we would experience a $202.4 million, or 14%, decrease in net portfolio value, and our internal model projects that we would experience a $472.4 million, or 30%, decrease in net portfolio value. Our internal calculations further project that, at September 30, 2010, in the event of an immediate 200 basis point increase in all interest rates, we would expect our projected net interest income for the twelve months ended September 30, 2011 to decrease by 9.9%. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”

The Association has entered into a memorandum of understanding with the OTS that will entail compliance costs. Failure to comply with the memorandum of understanding could result in formal enforcement action or additional regulatory constraints on the Association.

On August 13, 2010, the Association entered into a memorandum of understanding with the OTS that requires the Association to take a number of actions, including among other things: (1) provide the OTS a written report from a consulting firm assessing the Association’s home equity lending portfolio; (2) develop and submit to the OTS, a plan to reduce the concentration limits for home equity loans and lines of credit relative to regulatory Tier 1 Core Capital plus the allowance for loan losses; (3) develop and submit to the OTS, enhanced policies and procedures with respect to home equity lending and credit risk management; (4) develop and submit to the OTS an updated business plan that addresses all required corrective actions identified by the OTS; and (5) monitor the Association’s performance results against its business plan.

Separately, on June 11, 2010, the OTS issued a Supervisory Directive to the Company, the Association and Third Federal Savings, MHC, not to declare or pay any cash dividend or other capital distribution or purchase, repurchase or redeem or commit to purchase, repurchase or redeem any of the Company’s equity stock without providing 45 days prior written notice to the Regional Director of the OTS.

Management has prepared, or obtained, and has submitted to the OTS: (1) a third party report on our home equity lending portfolio; (2) a home equity lending portfolio concentration reduction plan; (3) enhanced home equity lending and credit risk management policies and procedures; and (4) an updated business plan, all as described above. Management believes that the OTS is in the process of evaluating these submissions and is awaiting the OTS’ response as to their acceptability. Acceptability of these submissions as well as compliance with the requirements of the memorandum of understanding will be determined by the OTS and not by us. Compliance with the memorandum of understanding will increase the Association’s non-interest expenses in amounts that are not expected to, but may be, material to our results of operations. A material failure to comply with the memorandum of understanding could subject the Association to additional regulatory scrutiny or result in a formal enforcement action or constraints on the Association’s business, any of which could have a material adverse effect on future results of operations, financial condition, growth objectives or other aspects of our business. The requirements of the memorandum of understanding will remain in effect until the OTS decides to terminate, suspend or modify it.

Negative Developments in the Financial Industry and the Domestic and International Credit Markets May Adversely Affect Our Operations and Results.

Since the latter half of 2007, negative developments in the global credit and securitization markets have resulted in uncertainty in the financial markets and a general economic downturn which has continued into 2010. Loan portfolio quality has deteriorated at many institutions, including the Company. In addition, the value of real estate collateral supporting many home mortgages has declined and may continue to decline. Bank and bank holding company stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets. These negative developments along with the turmoil and uncertainties that have accompanied them have heavily influenced the formulation and enactment of the Dodd-Frank Act, along with its implications as described later in this Risk Factors section. In addition to the yet to be written implementing rules and regulations of the Dodd-Frank Act, the potential exists for other new federal or state laws and regulations regarding lending and funding practices and liquidity standards to be enacted, and bank regulatory agencies are expected to continue to be active in responding to concerns and trends identified in examinations. Negative developments in the financial industry and the domestic and international credit markets, and the impact of new legislation in response to those developments, may negatively impact our operations by increasing our costs, restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance. In addition, these risks could affect the value of our loan portfolio as well as the value of our investment portfolio, which would also negatively affect our financial performance.

Difficult Market Conditions Have Already Affected Us and Our Industry and May Continue to Do So.

Our performance is significantly impacted by the general economic conditions in the States of Ohio and Florida, and surrounding areas, which have been severely impacted by the recent and persisting downturn. The continuation of difficult market conditions is likely to result in continued high levels of unemployment, which will further weaken an already distressed local economy and could result in additional defaults of mortgage loans. Most of the loans in our loan portfolio are secured by real estate located in our primary market areas. Negative conditions, such as layoffs, in the markets where collateral for a mortgage loan is located could adversely affect a borrower’s ability to repay the loan and the value of the collateral securing the loan. Declines in the U.S. housing market manifested by falling home prices and increasing foreclosures, as well as unemployment and under-employment, have all negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions. These write-downs, initially of mortgage-backed securities but spreading to derivative and cash securities, in turn, have caused many financial institutions to seek additional capital from private and government entities, to merge with larger and stronger financial institutions and, in some cases, fail. Our business, financial condition and results of operations could be adversely affected by recessionary conditions that are longer or deeper than expected.

Reflecting concern about the stability of the financial markets generally, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets may adversely affect our business, financial condition and results of operations. We do not expect that the difficult conditions in the financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:

•

We already face and we expect to continue to face increased regulation of our industry and compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

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

Congress recently enacted the Dodd-Frank Act. This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Certain provisions of the Dodd-Frank Act are expected to have a near term impact on the Company. For example, the new law provides that the Office of Thrift Supervision, which is currently the primary federal regulator for the Company and its subsidiary, the Association, will cease to exist one year from the date of the new law’s enactment. The Office of the Comptroller of the Currency, which is currently the primary federal regulator for national banks, will become the primary federal regulator for federal thrifts. The Board of Governors of the Federal Reserve System (“Federal Reserve Board”) will supervise and regulate all savings and loan holding companies that were formerly regulated by the Office of Thrift Supervision, including the Company. Moreover, Third Federal Savings, MHC will require the approval of the Federal Reserve Board before it may waive the receipt of any dividends from the Company, and there is no assurance that the Federal Reserve Board will approve future dividend waivers or what conditions it may impose on such waivers. See “—Recently enacted financial reform legislation may have an adverse effect on our ability to pay dividends, which would adversely affect the value of our common stock.”

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

The Dodd-Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.

It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.

Recently enacted financial reform legislation may have an adverse effect on our ability to pay dividends, which would adversely affect the value of our common stock.

The value of the Company’s common stock is significantly affected by our ability to pay dividends to our public stockholders. The Company’s ability to pay dividends to our stockholders is subject to the ability of the Association to make capital distributions to the Company, and also to the availability of cash at the holding company level in the event earnings are not sufficient to pay dividends. Moreover, our ability to pay dividends and the amount of such dividends is affected by the ability of Third Federal Savings, MHC, our mutual holding company, to waive the receipt of dividends declared by the Company.

Office of Thrift Supervision regulations allow federally chartered mutual holding companies to waive dividends without taking into account the amount of waived dividends in determining an appropriate exchange ratio in the event of a conversion of a mutual holding company to stock form. However, under the Dodd-Frank Act, the powers and duties of the Office of Thrift Supervision relating to mutual holding companies will be transferred to the Federal Reserve Board within one year of the enactment of the legislation (subject to an extension of up to six months), and the Office of Thrift Supervision will be eliminated. Accordingly, the Federal Reserve Board will become the new regulator of the Company and Third Federal Savings, MHC. The Dodd-Frank Act also provides that a mutual holding company will be required to give the Federal Reserve Board notice before waiving the receipt of dividends, and sets forth the standards for granting a waiver, including a requirement that waived dividends be considered in determining an appropriate exchange ratio in the event of a conversion of the mutual holding company to stock form. The Dodd-Frank Act, however, further provides that the Federal Reserve Board may not consider waived dividends in determining an appropriate exchange ratio in a conversion to stock form by any federal mutual holding company, such as Third Federal Savings, MHC, that has waived dividends prior to December 1, 2009. The Federal Reserve Board historically has generally not allowed mutual holding companies to waive the receipt of dividends, and there can be no assurance as to the conditions, if any, the Federal Reserve Board will place on future dividend waiver requests by grandfathered mutual holding companies such as Third Federal Savings, MHC.

Changes in laws and regulations and the cost of compliance with new laws and regulations may adversely affect our operations and our income.

We are subject to extensive regulation, supervision and examination by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on a bank’s operations, reclassify assets, determine the adequacy of a bank’s allowance for loan losses and determine the level of deposit insurance premiums assessed. Because our business is highly regulated, the laws and applicable regulations are subject to frequent change. Any change in these regulations and oversight, whether in the form of regulatory policy, new regulations or legislation or additional deposit insurance premiums could have a material impact on our operations.

In response to the financial crisis, Congress has taken actions that are intended to strengthen confidence and encourage liquidity in financial institutions, and the Federal Deposit Insurance Corporation has taken actions to increase insurance coverage on deposit accounts. In addition, there have been proposals made by members of Congress and others that would reduce the amount delinquent borrowers are otherwise contractually obligated to pay under their mortgage loans and limit an institution’s ability to foreclose on mortgage collateral. A number of the largest mortgage lenders in the United States have voluntarily suspended all foreclosures due to document verification deficiencies.

The potential exists for additional federal or state laws and regulations, or changes in policy, affecting lending and funding practices and liquidity standards. Moreover, bank regulatory agencies have been active in responding to concerns and trends identified in examinations, and have issued many formal enforcement orders requiring capital ratios in excess of regulatory requirements. Bank regulatory agencies, such as the Office of

Thrift Supervision and the Federal Deposit Insurance Corporation, govern the activities in which we may engage, primarily for the protection of depositors, and not for the protection or benefit of potential investors. In addition, new laws and regulations may increase our costs of regulatory compliance and of doing business, and otherwise affect our operations. New laws and regulations may significantly affect the markets in which we do business, the markets for and value of our loans and investments, the fees we can charge and our ongoing operations, costs and profitability.

Loans Originated Through Our Home Today Program Have Higher Delinquency Rates than the Remainder of Our Loan Portfolio.

Prior to March 27, 2009, we offered loans through our Home Today program with our standard terms to borrowers who might not otherwise qualify for such loans. To qualify for our Home Today program, a borrower must complete financial management education and counseling and must be referred to us by a sponsoring organization with which we have partnered as part of the program and must meet a minimum credit score threshold. Because we applied less stringent underwriting and credit standards to these loans, loans originated under the Home Today program prior to March 27, 2009 have greater credit risk than traditional residential real estate mortgage loans. As of September 30, 2010, we had $280.5 million of outstanding loans that were originated through our Home Today program, 34.6% of which were delinquent 30 days or more, compared to 2.5% for our portfolio of non-Home Today loans as of that date. During the fiscal year ended September 30, 2010, we incurred net charge-offs of $4.7 million, (1.63% of the average balance of Home Today loans) on loans originated through our Home Today program, compared to $12.1 million, (0.20% of the average balance of non-Home Today loans) of net charge-offs for our non-Home Today portfolio. Effective March 27, 2009, the Home Today underwriting guidelines are substantially the same as those for our traditional mortgage product.

Any Future Increases in FDIC Insurance Premiums or FDIC Special Assessments Will Adversely Impact Our Earnings.

On May 22, 2009, the FDIC adopted a final rule levying a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. As a result of this special assessment we recorded an expense of $4.8 million during the quarter ended June 30, 2009. On November 12, 2009, the FDIC adopted a final rule that imposed a prepayment of deposit insurance assessments that institutions would otherwise be expected to pay for calendar years 2010 through 2012. As a result of this final rule, the Association remitted a prepayment of $51.9 million to the FDIC on December 30, 2009. The prepayment requirement does not preclude the FDIC from imposing future special assessments, from changing assessment rates or from revising the risk-based assessment system, pursuant to the existing notice-and-comment rulemaking framework. A provision of the Dodd-Frank Act stipulates that at a prospective future date (expected to occur in the second quarter of calendar 2011) the assessment base to be used by the FDIC will reflect each insured depository institution’s assets minus Tier 1 capital. Should the FDIC find it necessary to impose additional special assessments or further increase assessment rates, our FDIC general insurance premium expense will increase substantially compared to prior periods.

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

Strong Competition Within Our Market Areas May Limit Our Growth and Profitability.

Competition in the banking and financial services industry is intense. In our market areas, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, money market funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Some of our competitors have greater name recognition and market presence that benefit them in attracting business, and offer certain services that we do not or cannot provide. In addition, larger competitors may be able to price loans and deposits more aggressively than we do. Troubled financials institutions may significantly increase the interest rates paid to depositors in pursuit of retail deposits when wholesale funding sources are not available to them. Our profitability depends upon our continued ability to successfully compete in our market areas. For additional information see PART 1 Item 1. Business—THIRD FEDERAL SAVINGS AND LOAN ASSOCIATION OF CLEVELAND—Competition.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We operate from our main office in Cleveland, Ohio, our 39 branch offices located in Ohio and Florida and our eight loan production offices located in Ohio. Our branch offices are located in the Ohio counties of Cuyahoga, Lake, Lorain, Medina and Summit and in the Florida counties of Broward, Collier, Hillsborough, Lee, Palm Beach, Pasco, Pinellas and Sarasota. Our loan production offices are located in the Ohio counties of Franklin, Butler and Hamilton. The Company owns the building in which its home office and executive offices are located, and five other office locations. The net book value of our land, premises, equipment and software was $62.7 million at September 30, 2010. Included in the net book value are two commercial buildings located in Canton, Massachusetts, valued at $17.3 million, which are owned by our Hazelmere entity and leased to third parties in net lease transactions.

Item 3.	Legal Proceedings

The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operation.

Item 4.	[Removed and Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Our common stock is listed and traded on the NASDAQ Global Select Market under the symbol “TFSL”. As of November 17, 2010, we had 9,747 shareholders of record, which number does not include persons or entities holding shares in “nominee” or “street” name through brokerage firms. Shares of our common stock began trading on April 23, 2007 following the completion of our initial public offering. Quarterly trading information for the periods indicated are provided by NASDAQ and included in the following table.

	Traded Market Prices
	High	Low	Dividends
Quarter ended December 31, 2008	13.59	12.02	0.05
Quarter ended March 31, 2009	13.09	11.13	0.07
Quarter ended June 30, 2009	12.50	10.62	0.07
Quarter ended September 30, 2009	11.99	10.31	0.07
Quarter ended December 31, 2009	12.24	10.96	0.07
Quarter ended March 31, 2010	13.58	12.17	0.07
Quarter ended June 30, 2010	14.37	12.41	0.07
Quarter ended September 30, 2010	12.88	8.98	0.00

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

In June 2010 the Company was directed not to declare or pay any cash dividend without providing 45 days prior written notice to the Central Regional Director of the OTS. Refer to the Monitoring and Limiting Our Credit Risk section which follows for additional information. At this time the Company does not intend to declare or pay a cash dividend until the OTS’ concerns are resolved. Any future payment of dividends will be decided by the Company’s board of directors, subject to proper OTS notice, if required at that time.

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

Additionally, pursuant to Office of Thrift Supervision regulations, during the three-year period following our initial public stock offering, we were prohibited from and did not take any action to declare an extraordinary dividend to shareholders that would have been treated by recipients as a tax-free return of capital for federal income tax purposes.

Through September 30, 2010, Third Federal Savings, MHC, has waived its right to receive dividends. The waivers comply with regulatory authorizations (in the form of non-objection) obtained by Third Federal Savings, MHC. Such regulatory non-objection is subject to periodic regulatory review and no assurances can be given regarding future regulatory non-objection. Refer to the Related Risk Factor in Part I Item 1A section.

In the table and graph that follow, we have provided summary information regarding the performance of the cumulative total return of our common stock from our first trading date (April 23, 2007) through September 30, 2010, relative to the cumulative total return on stocks included in the (a) SNL Bank and Thrift Index; (b) SNL Thrift Index and (3) S&P 500 in each case for the same period. The cumulative return data are presented in dollars, based on starting investments of $100 and assuming the reinvestment of dividends.

	Measurement Date
Index (with base price at 4/23/2007)	4/23/2007	9/30/2007	9/30/2008	9/30/2009	9/30/2010
TFS Financial Corporation	100.00	109.75	107.51	104.39	81.97
SNL Bank and Thrift Index	100.00	93.70	66.75	47.19	43.06
SNL Thrift Index	100.00	90.71	46.72	35.78	35.73
S&P 500	100.00	103.96	81.11	75.51	83.19

(a)	We did not sell any unregistered securities during the fiscal year ended September 30, 2010.
(b)	Not applicable
(c)	The company did not repurchase any shares of common stock during the quarter ended September 30, 2010.

On March 12, 2009, the Company announced its fourth stock repurchase program, which authorizes the repurchase of up to an additional 3,300,000 shares of the Company’s outstanding common stock. Purchases under the program will be on an ongoing basis, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses of capital, and our financial performance. Repurchased shares will be held as treasury stock and be available for general corporate use. The program has 2,156,250 shares yet to be purchased as of September 30, 2010.

Because of concerns with respect to the risk concentration and other aspects of the Association’s home equity loans and lines of credit portfolio, the OTS has informed the Company that it must, among other requirements, provide the OTS with 45 days prior written notice of the Company’s intent to repurchase any of its outstanding common stock. As a result of the concerns of the OTS, we have currently suspended our repurchase program. Refer to the Monitoring and Limiting Our Credit Risk section which follows for additional information.

Item 6.	Selected Financial Data

	At September 30,
	2010	2009	2008	2007	2006
	(in thousands, except per share amounts)
Selected Financial Condition Data:
Total assets	$11,076,027	$10,598,840	$10,786,451	$10,278,029	$8,595,567
Cash and cash equivalents	743,740	307,046	132,379	829,715	252,927
Investment securities:
Available for sale	24,619	23,434	31,102	56,681	63,655
Held to maturity	646,940	578,331	817,750	823,815	67,319
Loans held for sale	25,027	61,170	200,670	107,962	314,956
Loans, net	9,181,749	9,219,585	9,208,736	8,073,707	7,477,041
Bank owned life insurance	164,334	157,864	151,294	144,498	139,260
Prepaid expenses and other assets(1)	100,461	53,183	38,783	38,420	35,962
Deposits	8,851,941	8,570,506	8,261,101	8,141,215	7,401,077
Borrowed funds	70,158	70,158	498,028	0	25,103
Shareholders’ equity	1,752,897	1,745,865	1,843,652	1,986,201	1,012,594

(1)	Prepaid expenses and other assets in fiscal 2010 includes the $39.5 million remaining balance in prepaid FDIC assessments.

	For the Years Ended September 30,
	2010	2009	2008	2007	2006
	(in thousands, except per share amounts)
Selected Data:
Interest income	$437,891	$487,222	$550,183	$537,725	$485,804
Interest expense	210,385	257,147	330,321	344,523	289,137

Net interest income	227,506	230,075	219,862	193,202	196,667
Provision for loan losses	106,000	115,000	34,500	9,600	6,050

Net interest income after provision for loan losses	121,506	115,075	185,362	183,602	190,617
Non-interest income (loss)(1)	58,638	67,384	47,780	51,389	(6,393)
Non-interest expenses(2)	161,933	162,388	151,447	191,109	122,515

Earnings before income tax expense	18,211	20,071	81,695	43,882	61,709
Income tax expense	6,873	5,676	27,205	18,271	18,170

Net earnings after income tax expense	$11,338	$14,395	$54,490	$25,611	$43,539

Earnings per share—basic and fully diluted	$0.04	$0.05	$0.17	$0.10	$0.19

Cash dividends declared per share	$0.21	$0.26	$0.15	$0.00	$0.00

(1)	Non-interest income (loss) in fiscal 2006 includes $47.1 million of losses on sales of loans incurred principally to improve our interest rate risk profile.
(2)	Non-interest expenses in fiscal 2007 include our $55 million charitable contribution to the Third Federal Foundation.

	At September 30,
	2010	2009	2008	2007	2006
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on average assets	0.10%	0.13%	0.52%	0.27%	0.50%
Return on average equity	0.65%	0.80%	2.74%	1.76%	4.34%
Interest rate spread(1)	1.77%	1.70%	1.45%	1.51%	2.01%
Net interest margin(2)	2.16%	2.20%	2.18%	2.13%	2.37%
Efficiency ratio(3)	56.59%	54.59%	56.59%	78.13%	64.39%
Noninterest expense to average total assets	1.50%	1.51%	1.45%	2.03%	1.41%
Average interest-earning assets to average interest-bearing liabilities	119.70%	120.57%	122.38%	116.47%	110.12%
Dividend payout ratio(4)	525.00%	520.00%	88.24%	0.00%	0.00%

Asset Quality Ratios:
Non-performing assets as a percent of total assets	2.74%	2.58%	1.73%	1.20%	1.01%
Non-accruing loans as a percent of total loans	3.07%	2.73%	1.86%	1.39%	1.05%
Allowance for loan losses as a percent of non-accruing loans	46.36%	37.24%	25.33%	22.12%	25.98%
Allowance for loan losses as a percent of total loans	1.42%	1.02%	0.47%	0.31%	0.27%

Capital Ratios:
Third Federal Savings and Loan
Total risk-based capital (to risk weighted assets)	19.17%	18.19%	17.55%	20.72%	15.00%
Tier 1 core capital (to adjusted tangible assets)	12.14%	12.48%	12.05%	13.09%	10.35%
Tangible capital (to tangible assets)	12.14%	12.48%	12.05%	13.09%	10.35%
Tier 1 risk-based capital (to risk weighted assets)	18.00%	17.30%	17.27%	20.35%	14.69%
Average equity to average total assets	16.19%	16.69%	19.06%	15.51%	11.52%

Other Data:
Third Federal Savings and Loan
Number of full service offices	39	39	38	37	40
Loan production offices	8	8	8	8	8

(1)	Represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the year.
(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the year.
(3)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.
(4)	Represents dividends paid per share divided by diluted earnings per share. Receipt of dividends on shares owned by Third Federal Savings, MHC has been waived and dividends paid on unallocated shares of the ESOP are used to pay down the loan to the ESOP.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

Our business strategy is to operate as a well-capitalized and profitable financial institution dedicated to providing exceptional personal service to our customers. We cannot assure you that we will successfully implement our business strategy.

Since being organized in 1938, we grew to become, prior to our initial public offering of stock in April 2007, the nation’s largest mutually-owned savings and loan association based on total assets. We credit our success to our continued emphasis on our primary values: “Love, Trust, Respect, and a Commitment to Excellence, along with some Fun.” Our values are reflected in our pricing of loan and deposit products, and historically, in our Home Today program, as described below. Our values are further reflected in the Broadway Redevelopment Initiative (a long-term revitalization program encompassing the three-mile corridor of the Broadway-Slavic Village neighborhood in Cleveland, Ohio where our main office is located) and the education programs we have established and/or supported. We intend to continue to support our customers.

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

Controlling Our Interest Rate Risk Exposure. Although housing and credit issues continue to dominate financial headlines and continue to have a distinctly negative effect on our reported operating results and, as described below, are certainly a matter of significant concern for us, historically our greatest risk has been interest rate risk exposure. When we hold long-term, fixed-rate assets, funded by liabilities with shorter repricing characteristics, we are exposed to potentially adverse impact from rising interest rates. Generally, and particularly over extended periods of time that encompass full economic cycles, interest rates associated with longer term assets have been higher than interest rates associated with shorter term assets. This difference has been an important component of our net interest income and is fundamental to our operations. We manage the risk of holding long-term, fixed-rate mortgage assets by moderating the attractiveness of our loan offerings, thereby controlling the level of additions (new originations) to our portfolio, and by periodically selling long-term, fixed-rate mortgage loans in the secondary market to reduce the amount of those assets held in our portfolio. During the fiscal year ended September 30, 2010, we sold $1.03 billion of long-term, fixed-rate mortgage loans compared to $2.22 billion and $744.7 million, during the fiscal years ended September 30, 2009 and 2008, respectively. The volume of loan sales is generally linked to the volume of new, fixed-rate mortgage loan production. During the fiscal year ended September 30, 2010 fixed-rate mortgage loan production decreased $877.4 million to $1.59 billion from $2.47 billion during the fiscal year ended September 30, 2009. The amount of origination and refinancing volumes along with the portion of that activity that pertains to loans that we previously sold (but for which we maintained the right to provide mortgage servicing so as to maintain our relationship with our customer) when coupled with the level of loan sales determines the balance of loans held on our balance sheet. The amount of loan activity described above resulted in $5.53 billion of long-term, fixed-rate mortgage loans in our mortgage loans held for investment portfolio at September 30, 2010, as compared to $5.60 billion at September 30, 2009 and $5.90 billion at September 30, 2008. The decrease since September 30, 2009 reflects the impact of a bulk sale of loans that was consummated during the quarter ended June 30, 2010, in advance of announced changes by Fannie Mae related to requirements for loans that it accepts. Effective July 1, 2010, Fannie Mae, the Association’s primary loan investor, implemented certain loan origination requirement changes affecting loan eligibility that we did not adopt. Accordingly, the Association’s ability to reduce interest rate risk via our traditional loan sales of newly originated longer-term fixed rate residential loans is limited until the Association either changes its loan origination processes or Fannie Mae, Freddie Mac or other market participants, revise their loan eligibility standards. In the absence of such changes, future sales of fixed rate mortgage loans will be predominately limited to those loans that have established payment histories, strong borrower credit profiles and are supported by adequate collateral values. In response to this change, we are currently marketing a new adjustable-rate mortgage loan product that provides us with improved interest rate risk characteristics when compared to a long-term, fixed-rate mortgage.

In the past, we have also managed interest rate risk by promoting home equity lines of credit which have a variable interest rate. As described below, this product carries an incremental credit risk component and has been adversely impacted by the housing market downturn. Effective June 28, 2010, we suspended the acceptance of new home equity credit applications with the exception of bridge loans and accordingly, promotion of this product is no longer a strategy used to help manage our interest rate risk profile.

While there is no current evidence to indicate that interest rate increases are imminent, should a rapid and substantial increase occur in general market interest rates, it is probable that, prospectively and particularly over a multi-year time horizon, the level of our net interest income would be adversely impacted.

Monitoring and Limiting Our Credit Risk. While, historically, we had been successful in limiting our credit risk exposure by generally imposing high credit standards with respect to lending, the recent confluence of dramatically unfavorable regional and macro-economic events, coupled with our expanded participation in the second lien mortgage lending markets, has significantly refocused our attention with respect to credit risk. In response to the evolving economic landscape, we have continuously revised and updated our quarterly analysis and evaluation procedures, as needed, for each category of our lending with the objective of identifying and recognizing all appropriate credit impairments. At September 30, 2010, more than 85% of our assets consisted of residential real estate loans and home equity loans and lines of credit, the overwhelming majority of which were originated to borrowers in the states of Ohio and Florida. Our analytic procedures and evaluations include specific reviews of all home equity loans and lines of credit that become 90 or more days past due as well as specific reviews of all first mortgage loans that become 180 or more days past due. We are also expanding our analysis of current performing home equity lines of credit to better mitigate future risk of loss.

In response to current market conditions, and in an effort to limit our credit risk exposure and improve the credit performance of new customers, we have tightened our credit criteria in evaluating a borrower’s ability to successfully fulfill his or her repayment obligation and we have revised the design of many of our loan products to require higher borrower down-payments, limited the products available for condominiums, and eliminated certain product features (such as interest-only adjustable-rate loans, loans above certain loan-to-value ratios, and equity lending products with the exception of bridge loans).

The Office of Thrift Supervision (“OTS”) has expressed concerns with the risk concentration and other aspects of the Association’s home equity loans and lines of credit portfolio and its administration of that portfolio. In connection with those concerns, the OTS has informed the Company that it must provide the OTS 45 days prior written notice of the Company’s intent to declare and pay cash dividends to its stockholders or repurchase any of its outstanding common stock. The OTS may object to a proposed dividend or stock repurchase within the 45 days notice period. As of June 28, 2010, the Association has suspended the origination of all new home equity loans and lines of credit with the exception of bridge loans, and is working diligently to resolve the OTS’ concerns with respect to the home equity lending portfolio. The Company does not intend to declare or pay a cash dividend, or to repurchase any of its outstanding common stock until the OTS’ concerns are resolved. Any future payment of dividends or stock repurchases will be decided by the Company’s board of directors, subject to proper OTS notice, if required at that time.

Under the terms of an August 13, 2010 Memorandum of Understanding (“MOU”) with the OTS, the Association was responsible for the submission of various documents relating to its home equity lending portfolio. The Association believes the requirements of the MOU for the submission of documents have been met, subject to ongoing monitoring reports. The OTS is currently reviewing the plan the Association submitted to further limit its home equity portfolio exposure, but the OTS has neither approved nor disapproved the plan. The Association has begun several methods to reduce its home equity exposure, including refinances, voluntary home equity line of credit closures and line suspensions where borrowers have experienced significant declines in their equity in the mortgaged property.

One aspect of our credit risk concern relates to the high percentage of our loans that are secured by residential real estate in the states of Ohio and Florida, particularly in light of the highly publicized difficulties that have arisen with respect to the real estate markets in those states. At September 30, 2010, approximately 79.1% and 19.0% of our residential, non-Home Today and construction loans were secured by properties in Ohio and Florida, respectively. Our 30 or more days delinquency ratios on those loans in Ohio and Florida at September 30, 2010 were 1.9% and 5.1%, respectively. Our 30 or more days delinquency ratio for the non-Home Today portfolio as a whole was 2.5%. Also, at September 30, 2010, approximately 40.2% and 28.0% of our home equity loans and lines of credit were secured by properties in Ohio and Florida, respectively. Our 30 days or more delinquency ratios on those loans in Ohio and Florida at September 30, 2010 were 2.0% and 4.1%, respectively. Our 30 or more days delinquency ratio for the home equity loans and lines of credit portfolio as a whole was 2.63%. While we focus our attention on, and are concerned with respect to the resolution of all loan delinquencies, as these ratios illustrate, our highest concern is centered on loans that are secured by properties in Florida. The Allowance for Loan Losses portion of the preceding PART I, Item 1, Business section provides extensive details regarding our loan portfolio composition, delinquency statistics, our methodology in evaluating our loan loss provisions and the adequacy of our allowance for loan losses. As long as unemployment levels remain high, particularly in Ohio and Florida, and Florida housing values remain depressed, due to prior overbuilding and speculation which has resulted in considerable inventory on the market, we expect that we will continue to experience elevated levels of delinquencies and risk of loss.

Our residential Home Today loans are another area of credit risk concern. Although these loans total $280.5 million at September 30, 2010 and constitute only 3.0% of our total loan portfolio balance, they comprise 29.5% of both our total delinquencies and our 90 days or greater delinquencies. At September 30, 2010, approximately 95.9% and 3.9% of our residential, Home Today loans were secured by properties in Ohio and Florida, respectively. At September 30, 2010, the percentages of those loans delinquent 30 days or more in Ohio and Florida were 34.8% and 32.1%, respectively. The disparity between the portfolio composition ratio and delinquency composition ratio reflects the nature of the Home Today loans. Prior to March 27, 2009 these loans were made to customers who, generally because of poor credit scores, would not have otherwise qualified for our loan products. We do not offer, and have not offered, loan products frequently considered to be designed to target sub-prime borrowers containing features such as higher fees or higher rates, negative amortization, or low initial payment features with adjustable interest rates. Our Home Today loan products, which prior to March 27, 2009 were made to borrowers whose credit profiles might be described as sub-prime, generally contain the same features as loans offered to our non-Home Today borrowers. The overriding objective of our Home Today lending, just as it is with our non-Home Today lending, is to create successful homeowners. We have attempted to manage our Home Today credit risk by requiring that borrowers attend pre- and post-borrowing financial management education and counseling and that the borrowers be referred to us by a sponsoring organization with which we have partnered. Further, to manage the credit aspect of these loans, inasmuch as the majority of these buyers do not have sufficient funds for downpayments, many loans include private mortgage insurance. At September 30, 2010, 55.5% of Home Today loans include private mortgage insurance coverage. From a peak balance of $308.3 million at December 31, 2007, the total balance of the Home Today portfolio has declined to $280.5 million at September 30, 2010. This trend generally reflects the evolving conditions in the mortgage real estate market and the tightening of standards imposed by issuers of private mortgage insurance. As part of our effort to manage credit risk, effective March 27, 2009, the Home Today underwriting guidelines were revised to be substantially the same as our traditional mortgage product. Inasmuch as most potential Home Today customers do not have sufficient funds for downpayments, the lack of available private mortgage insurance restricts our ability to extend credit. Unless and until lending standards and private mortgage insurance requirements loosen, we expect the Home Today portfolio to continue to decline in balance.

Maintaining Access to Adequate Liquidity and Alternative Funding Sources. For most insured depositories, customer and community confidence are critical to their ability to maintain access to adequate liquidity and to conduct business in an orderly fashion. The Company believes that maintaining high levels of capital is one of the most important factors in nurturing customer and community confidence. Accordingly, we have managed the pace of our growth in a manner that reflects our emphasis on high capital levels. At September 30, 2010, the Association’s ratio of core capital to adjusted tangible assets (a basic industry measure under which 5.00% is deemed to represent a “well capitalized” status) was 12.36%. We expect to continue to maintain high capital ratios.

In managing its level of liquidity, the Company monitors available funding sources, which include attracting new deposits, borrowing from others, the conversion of assets to cash and the generation of funds through profitable operations. The Company has traditionally relied on retail deposits as its primary means in meeting its funding needs. At September 30, 2010, deposits totaled $8.85 billion, while borrowings totaled $70.2 million and borrowers’ advances and servicing escrows totaled $335.8 million, combined. In evaluating funding sources, we consider many factors, including cost, duration, current availability, expected sustainability, impact on operations and capital levels.

To attract deposits, we offer our customers attractive rates of return on our deposit products. Our deposit products typically offer rates that are highly competitive with the rates on similar products offered by other financial institutions. We intend to continue this practice.

We preserve the availability of alternative funding sources through various mechanisms. First, by maintaining high capital levels, we retain the flexibility to increase our balance sheet size without jeopardizing our capital adequacy. Effectively, this permits us to increase the rates that we offer on our deposit products thereby attracting more potential customers. Second, we pledge available real estate mortgage loans and investment securities with the Federal Home Bank of Cincinnati (“FHLB”) and the Federal Reserve Bank of Cleveland (“Federal Reserve”). At September 30, 2010, these collateral pledge support arrangements provide for additional borrowing capacity of up to $1.20 billion with the FHLB (provided an additional investment in FHLB capital stock of up to $23.9 million is made) and up to $360.3 million at the Federal Reserve. Third, we invest in high quality marketable securities that exhibit limited market price variability, and to the extent that they are not needed as collateral for borrowings, can be immediately and efficiently sold in the institutional market and converted to cash. At September 30, 2010, our investment securities portfolio totaled $671.6 million. Fourth, cash flows from operating activities have been a regular source of funds. During the fiscal years ended September 30, 2010, 2009 and 2008, cash flows from operations totaled $116.5 million, $272.0 million and $29.0 million, respectively. Cash flow from operations during the fiscal year ended September 30, 2010 was adversely affected by the $51.9 million prepayment of FDIC deposit insurance assessments made in December 2009, which has a remaining balance of $39.5 million at September 30, 2010. Finally, historically, a portion of the residential first mortgage loans that we originated were considered to be highly liquid as they were eligible for sale/delivery to Fannie Mae. However, due to delivery requirement changes imposed by Fannie Mae, effective July 1, 2010, this channel of available liquidity has been significantly reduced. Refer to the Residential Real Estate Mortgage Loans section in PART I, Item 1, Business for additional details. At September 30, 2010, our mortgage loans held for sale totaled $25.0 million and we had no loan sales commitments. While periodically, in conjunction with continuing negotiations with Fannie Mae, we may determine that certain loans may qualify for delivery to Fannie Mae, there is no certainty that such negotiations will prove to be successful. While we feel this could adversely affect our liquidity position, it would be short term. Should we elect to do so, we have the ability to originate mortgages that would conform to the Fannie Mae Selling Guide requirements and would be eligible for delivery to Fannie Mae.

Overall, while customer and community confidence can never be assured, the Company believes that our liquidity is adequate and that we have adequate access to alternative funding sources.

Monitoring and Controlling Operating Expenses. We continue to focus on managing operating expenses. Our annualized ratio of non-interest expense to average assets was 1.50% for the fiscal year ended September 30, 2010. As of September 30, 2010, our average assets per full-time employee and our average deposits per full-time employee were $11.6 million and $9.3 million, respectively. Based on industry statistics published by the Office of Thrift Supervision, we believe that each of these measures compares favorably with the averages for our peer group. Our average deposits held at our branch offices ($221.3 million per branch office as of September 30, 2010) contribute to our expense management efforts by limiting the overhead costs of serving our deposit customers. We will continue our efforts to control operating expenses as we grow our business.

While we devote a great deal of our attention to managing our operating expenses, certain costs are largely outside of our sphere of influence or control. One expense that increased dramatically in fiscal 2009 and is expected to remain high for the foreseeable future is our Federal deposit insurance premiums and assessments. In November 2009, the FDIC amended its assessment regulations to require insured institutions to pay, on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of calendar 2009 and to also prepay their estimated risk-based assessments for all of the calendar years 2010, 2011 and 2012. Our required $51.9 million prepayment was determined based upon our assessment rate in effect on September 30, 2009 and reflected a presumed 5% annualized growth factor applied to the institution’s assessment base as well as an assumed assessment rate increase of three cents per $100 of deposits effective January 1, 2011. In recognition of the industry’s weakened condition and the significant losses experienced by the FDIC, the prepayment was intended to preclude additional special assessments for the foreseeable future; however, the prepayment does not necessarily preclude the FDIC from changing assessment rates or from revising the risk-based assessment system, pursuant to the existing notice-and-comment rulemaking framework. As more fully described in PART I Item 1. Business—SUPERVISION AND REGULATION Federal Banking Regulation—Insurance of Deposit Accounts the Dodd-Frank Act required that the FDIC adopt changes to the assessment base used to determine the amount of deposit insurance paid by insured institutions. Changes pursuant to this requirement are expected to be implemented in the second calendar quarter of 2011, and, absent changes to any other aspects of the assessment framework, including CAMELS classifications, are expected to result in a modest reduction to the Association’s prospective assessments.

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

Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. The amount of the allowance is based on significant estimates and the ultimate losses may vary from such estimates as more information becomes available or conditions change. The methodology for determining the allowance for loan losses is considered a critical accounting policy by management due to the high degree of judgment involved, the subjectivity of the assumptions used and the potential for changes in the economic environment that could result in changes to the amount of the recorded allowance for loan losses. At September 30, 2010, the allowance for loan losses was $133.2 million or 1.42% of total loans. An increase or decrease of 10% in the allowance would result in a $13.3 million charge or credit, respectively, to income before income taxes.

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

The evaluation has a specific and general component. The specific component relates to loans that are delinquent or otherwise identified as a problem loan through the application of our loan review process and our loan grading system. All such loans are evaluated individually, with principal consideration given to the value of the collateral securing the loan. Specific allowances are established as required by this analysis. The general component is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. We also analyze historical loss experience, delinquency trends, general economic conditions and geographic concentrations. Effective March 31, 2009, loss factors used in determining an appropriate allowance level are supplemented by a market valuation allowance that addresses more qualitative factors that impact potential losses. The conditions evaluated include a combination of various market conditions, mainly a decrease in home values and an increase in unemployment rates, which have caused higher delinquencies and charge-offs in the loan portfolio, and increased foreclosure rates. This analysis establishes factors that are applied to the loan groups to determine the amount of the general component of the allowance for loan losses.

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

The amount and timing of mortgage servicing rights amortization is adjusted monthly based on actual results. In addition, on a quarterly basis, we perform a valuation review of mortgage servicing rights for potential decreases in value. This quarterly valuation review entails applying current assumptions to the portfolio classified by interest rates and, secondarily, by prepayment characteristics. At September 30, 2010, the capitalized value of our right to service $7.01 billion of loans for others was $38.7 million, or 0.55% of the serviced loan portfolio.

Income Taxes. We consider accounting for income taxes a critical accounting policy due to the subjective nature of certain estimates that are involved in the calculation. We use the asset/liability method of accounting for income taxes in which deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. We must assess the realization of the deferred tax asset and, to the extent that we believe that recovery is not likely, a valuation allowance is established. Adjustments to increase or decrease the valuation allowance are charged or credited, respectively, to income tax expense. During the fiscal year ended September 30, 2010, we increased the required deferred tax valuation allowance with respect to the expected carry forward portion of our $55 million charitable contribution expense incurred in conjunction with the formation of the Third Federal Foundation from $4.0 million to $5.9 million. Although we have determined a valuation allowance is not required for any other deferred tax assets, there is no guarantee that those assets, nor the portion of deferred tax asset associated with the carryforward of our charitable contribution not subject to a valuation allowance, will be recognizable in the future.

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

We estimate the per share value of option grants using the Black-Scholes option pricing model using assumptions for expected dividend yield, expected stock price volatility, risk-free interest rate and expected option term. These assumptions are subjective in nature, involve uncertainties, and; therefore, cannot be determined with precision.

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

Comparison of Financial Condition at September 30, 2010 and 2009

Total assets increased $477.2 million, or 5%, to $11.08 billion at September 30, 2010 from $10.60 billion at September 30, 2009. The change in assets was the result of increases in our cash and cash equivalents, investment securities and other assets partially offset by decreases in our loan portfolio.

Cash and cash equivalents increased $436.7 million, or 142%, to $743.7 million at September 30, 2010 from $307.0 million at September 30, 2009, as we have retained our most liquid assets for subsequent reinvestment in investment securities and/or loan products that provide higher yields along with longer maturities. This increase is the result of successful deposit gathering combined with an increase in payments collected from borrowers on loans we service for others partially offset by net cash outflows from investing activities.

Investment securities held to maturity increased $68.6 million, or 12%, to $646.9 million at September 30, 2010 from $578.3 million at September 30, 2009. This net increase reflected our reinvestment of cash equivalents into assets offering slightly higher returns, with limited risk of asset life extension should market rates increase. There were $390.4 million in purchases of investment securities in the fiscal year ended September 30, 2010, which were partially offset by principal paydowns and maturities. There were no sales of investment securities. Paydowns on mortgage-backed securities increased due to the historically low mortgage interest rates and can be expected to continue, although at perhaps a slower pace, as borrowers continue to take advantage of lower rates. Paydowns may, absent an increase in investment securities purchases, result in decreases in the balance of investment securities.

Mortgage loans held for sale decreased $36.1 million or 59%, to $25.0 million at September 30, 2010 from $61.2 million at September 30, 2009. Effective July 1, 2010, Fannie Mae, the Association’s primary loan investor, implemented certain loan origination requirement changes affecting loan eligibility. We did not adopt those changes and as a result, the volume of loans sold since July 1, 2010 as well as the balance of loans held for sale declined. Refer to the Controlling Our Interest Rate Risk Exposure section of the Overview discussion found earlier in this Item 7.

Loans held for investment, net, decreased $37.8 million, or less than 1%, to $9.18 billion at September 30, 2010 from $9.22 billion at September 30, 2009. This change was primarily the result of a $38.0 million increase to $133.2 million from $95.2 million in our allowance for loan losses. The increased allowance reflects the continued increase in the unprecedented level of net charge-offs over the past few quarters and the uncertain economic times that face many of our loan customers. A combination of various market conditions, mainly a decrease in home values and an increase in unemployment rates, have contributed to high delinquencies and charge-offs in the loan portfolio. Mortgage loans in our investment portfolio increased slightly to $9.32 billion in the year ended September 30, 2010. Residential mortgage loans increased $137.0 million during the current fiscal year, as new loan originations exceeded $1.03 billion in loan sales. Through the sales of loans in the secondary market, we can improve our interest rate risk position in the event of increases in market interest rates. However, due to delivery requirement changes imposed by Fannie Mae, effective July 1, 2010, we expect that our ability to reduce interest rate risk via this channel will be limited. While periodically, in conjunction with continuing negotiations with Fannie Mae, we may determine that certain loans may qualify for delivery to Fannie Mae, there is no certainty that such negotiations will prove to be successful. Refer to the Controlling Our Interest Rate Risk Exposure section of the Overview for additional discussion. The increase in residential mortgage loans was partially offset by a $134.3 million decrease in home equity loans and lines of credit. Effective June 28, 2010, we suspended the acceptance of new equity credit applications with the exception of bridge loans. Refer to the Monitoring and Limiting Our Credit Risk section of the Overview for additional information.

Other assets increased $47.3 million, or 89%, to $100.5 million at September 30, 2010 from $53.2 million at September 30, 2009. This increase is largely the result of the $39.5 million remaining balance of a $51.9 million prepayment of FDIC deposit insurance assessments made in December 2009.

Deposits increased $281.4 million, or 3%, to $8.85 billion at September 30, 2010 from $8.57 billion at September 30, 2009. The increase in deposits was primarily the result of a $355.7 million increase in high-yield savings accounts (a subcategory of our savings accounts) partially offset by a $48.4 million decrease in certificates of deposits, and a $22.3 million decrease in our high yield-checking accounts. Other deposit products (other savings accounts and other NOW accounts) experienced a net decrease in the current fiscal year. We believe that depositors continue to be attracted to the combination of financial flexibility, market yields and liquidity that our high yield savings accounts provide.

The $178.7 million increase in principal, interest and related escrows owed on loans serviced, to $284.4 million at September 30, 2010 from $105.7 million at September 30, 2009, is related to the timing of when payments have been collected from borrowers for loans we service for other investors and when those funds are remitted to the investors and to the appropriate taxing agencies. The change can be attributed to an increase of $173.4 million in principal and interest payments resulting from increased prepayments and a $5.3 million increase in retained tax payments collected from borrowers.

Accrued expenses and other liabilities increased $6.8 million to $65.2 million at September 30, 2010 from $58.4 million at September 30, 2009. This change primarily reflects the in-transit status of $5.1 million of real estate tax payments that have been collected from borrowers and are being remitted to various taxing agencies and a $3.2 million increase in the accruals related to our retirement and pension plans partially offset by a $3.5 million decrease in a payable to the FDIC as a result of the prepayment of FDIC assessment in December 2009.

Shareholders’ equity increased $7.0 million, to $1.75 billion at September 30, 2010. This reflects $11.3 million of net income during the current fiscal year reduced by $15.6 million related to dividends paid on our shares of common stock (dividends are not paid on shares held by Third Federal Savings, MHC) and $1.8 million of repurchases of outstanding common stock in the current fiscal year. The remainder reflects adjustments related to the allocation of shares of our common stock related to the ESOP and stock compensation plans and adjustments to our accumulated other comprehensive loss attributable primarily to the change in our pension obligation.

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

	For the Fiscal Years Ended September 30,
	2010			2009			2008
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold	$0	$0	0.00%	$350	$1	0.29%	$386,892	$14,485	3.74%
Other interest-bearing cash equivalents	505,706	1,216	0.24%	96,026	213	0.22%	51,606	1,797	3.48%
Investment securities	17,343	364	2.10%	17,910	465	2.60%	37,925	1,333	3.51%
Mortgage-backed securities	635,845	19,231	3.02%	711,756	28,926	4.06%	883,795	43,635	4.94%
Loans	9,327,280	415,477	4.45%	9,600,665	455,933	4.75%	8,706,421	486,940	5.59%
Federal Home Loan Bank stock	35,620	1,603	4.50%	35,620	1,684	4.73%	34,575	1,993	5.76%

Total interest-earning assets	10,521,794	437,891	4.16%	10,462,327	487,222	4.66%	10,101,214	550,183	5.45%

Noninterest-earning assets	302,647			320,039			344,725

Total assets	$10,824,441			$10,782,366			$10,445,939

Interest-bearing liabilities:
NOW accounts	$975,889	5,485	0.56%	$1,046,640	9,145	0.87%	$1,283,387	31,231	2.43%
Passbook savings	1,442,641	13,181	0.91%	1,139,916	16,135	1.42%	1,261,396	37,571	2.98%
Certificates of deposit	6,301,459	189,796	3.01%	6,200,984	229,211	3.70%	5,638,716	259,997	4.61%
Borrowed funds	70,009	1,923	2.75%	289,911	2,656	0.92%	70,218	1,522	2.17%

Total interest-bearing liabilities	8,789,998	210,385	2.39%	8,677,451	257,147	2.96%	8,253,717	330,321	4.00%

Noninterest-bearing liabilities	281,976			305,878			201,287

Total liabilities	9,071,974			8,983,329			8,455,004
Shareholders’ equity	1,752,467			1,799,037			1,990,935

Total liabilities and shareholders’ equity	$10,824,441			$10,782,366			$10,445,939

Net interest income		$227,506			$230,075			$219,862

Interest rate spread(1)			1.77%			1.70%			1.45%

Net interest-earning assets(2)	$1,731,796			$1,784,876			$1,847,497

Net interest margin(3)		2.16%			2.20%			2.18%

Average interest-earning assets to average interest-bearing liabilities	119.70%			120.57%			122.38%

(1)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by total interest-earning assets.

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

	For the Fiscal Years Ended September 30, 2010 vs. 2009			For the Fiscal Years Ended September 30, 2009 vs. 2008
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
Federal funds sold	$0	$0	$0	$(7,605)	$(6,879)	$(14,484)
Other interest-bearing cash equivalents	983	19	1,002	18,048	(19,632)	(1,584)
Investment securities	(14)	(87)	(101)	(581)	(287)	(868)
Mortgage-backed securities	(2,853)	(6,842)	(9,695)	(7,707)	(7,002)	(14,709)
Loans	(12,730)	(27,726)	(40,456)	66,102	(97,109)	(31,007)
Federal Home Loan Bank stock	0	(81)	(81)	62	(371)	(309)

Total interest-earning assets	(14,614)	(34,717)	(49,331)	68,319	(131,280)	(62,961)

Interest-bearing liabilities:
NOW accounts	(583)	(3,077)	(3,660)	(4,936)	(17,150)	(22,086)
Passbook savings	8,821	(11,775)	(2,954)	(3,324)	(18,112)	(21,436)
Certificates of deposit	3,780	(43,195)	(39,415)	31,125	(61,911)	(30,786)
Borrowed funds	448	(1,181)	(733)	1,391	(257)	1,134

Total interest-bearing liabilities	12,466	(59,228)	(46,762)	24,256	(97,430)	(73,174)

Net change in net interest income	$(27,080)	$24,511	$(2,569)	$44,063	$(33,850)	$10,213

Comparison of Operating Results for the Fiscal Years Ended September 30, 2010 and 2009

General. Net income decreased $3.1 million, or 21%, to $11.3 million for the fiscal year ended September 30, 2010 compared to $14.4 million for the fiscal year ended September 30, 2009. This change was attributed to decreases in both net interest income and non-interest income partially offset by a decrease in the provision for loan losses.

Interest Income. Interest income decreased $49.3 million or 10%, to $437.9 million for the fiscal year ended September 30, 2009 compared to $487.2 million for the prior fiscal year. The decrease in interest income resulted primarily from decreases in interest income from loans and mortgage-backed securities.

Interest income on mortgage-backed securities decreased $9.7 million, or 34%, to $19.2 million from $28.9 million during the prior fiscal year. The average yield on mortgage-backed securities decreased 104 basis points to 3.02% compared to 4.06% in the prior fiscal year as interest rates on adjustable rate securities reset to lower current rates and higher, fixed-rate securities experienced accelerated paydowns. The average balance of mortgage-backed securities decreased $75.9 million to $635.8 million compared to $711.8 million during the prior fiscal year. The $390.4 million in purchases which occurred in the current fiscal year were partially offset by $318.7 million in principal paydowns and maturities. There were no sales of mortgage-backed securities during the current fiscal year.

Interest income on loans decreased $40.5 million, or 9%, to $415.5 million from $455.9 million when compared to the prior fiscal year. Historically low interest rates can be attributed to a 30 basis point decrease in the yield to 4.45% from 4.75%. In addition, the average balance of loans decreased $273.4 million to $9.33 billion compared to $9.60 billion in the prior fiscal year as repayments exceeded sales and new loan production.

Interest Expense. Interest expense decreased $46.8 million, or 18%, to $210.4 million during the 2010 fiscal year from $257.1 during the 2009 fiscal year. The change resulted primarily from a decrease in interest expense on certificates of deposit combined with modest decreases in NOW accounts and savings accounts.

Interest expense on NOW accounts, which include our high yield checking accounts, decreased $3.7 million, or 40%, to $5.5 million from $9.1 million during the prior fiscal year. The decrease was caused primarily by a 31 basis point decrease in the average rate we paid on NOW accounts to 0.56% during the fiscal year ended 2010 compared to 0.87% during the fiscal year ended 2009. We decreased rates on deposits in response to decreases in short-term market interest rates. In addition, the average balance of NOW accounts decreased $70.8 million, or 7%, to $975.9 million compared to $1.05 billion as many customers move funds into the higher yields offered by certificates of deposit and our high yield savings accounts.

Interest expense on savings accounts, which include our high yield savings accounts, decreased $2.9 million, or 18%, to $13.2 million from $16.1 million during the prior fiscal year. The decrease was caused by a 50 basis point decrease in the yield to 0.91% compared to 1.42%, and was largely offset by the change in the average balance of savings accounts which increased $302.7 million, or 27%, to $1.44 billion during the current fiscal year.

Interest expense on certificates of deposit decreased $39.4 million, or 17%, to $189.8 million from $229.2 million during the prior fiscal year. The change was attributed to a 68 basis point decrease in the average rate we paid on certificates of deposit to 3.01% from 3.70% partially offset by a $100.5 million, or 2%, increase in the average balance to $6.30 billion from $6.20 billion as some customers were attracted to the certainty of yields provided by certificates of deposit. Rates were adjusted on deposits in response to changes in general market rates as well as to changes in the rates paid by our competition on short-term certificates of deposit.

Net Interest Income. Net interest income decreased $2.6 million, or 1%, to $227.5 million for the fiscal year ended September 30, 2010 compared to $230.1 million for the prior fiscal year. While net interest income decreased, we experienced an improvement of our interest rate spread, which increased 7 basis points to 1.77% compared to 1.70%. Our net interest margin decreased four basis points to 2.16% compared to 2.20% for fiscal year 2009. Our average net interest-earning assets decreased $53.1 million, to $1.73 billion during the current fiscal year compared to $1.78 billion during the prior fiscal year.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level we consider necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. In determining the level of the allowance for loan losses, we consider past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of non-performing and other classified loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or conditions change. We assess the allowance for loan losses on a quarterly basis and make provisions for loan losses in order to maintain the allowance. Current economic issues, including high levels of unemployment, are challenging our borrowers’ ability to repay their loans at a time when housing prices are weak, in part as a consequence of the collapse of the sub-prime mortgage market, and make it difficult to sell their homes. This limits the ability of many borrowers’ to self-cure a delinquency.

Based on our evaluation of the above factors, we recorded a provision for loan losses of $106.0 million during the fiscal year ended September 30, 2010 and a provision of $115.0 million during the prior fiscal year. The provisions recorded exceeded net charge-offs of $68.0 million and $63.5 million for the fiscal years ended September 30, 2010 and 2009, respectively. The level of charge-offs in the portfolio has remained elevated. As delinquencies in the portfolio have been resolved through pay-off, short sale or foreclosure, or management determines the collateral is not sufficient to satisfy the loan, uncollected balances have been charged against the allowance for loan losses previously provided. The allowance for loan losses was $133.2 million, or 1.42% of total loans receivable, at September 30, 2010, compared to $95.2 million or 1.02% of total loans receivable at September 30, 2009.

Of the $31.7 million increase in non-accrual loans from September 30, 2009 to September 30, 2010, the largest increase was in our residential non-Home Today portfolio, which increased $35.7 million, or 36%. Non-accrual loans in our residential, non-Home Today portfolio at September 30, 2010, include $13.6 million in troubled debt restructurings which are current but included with non-accrual loans for a minimum period of six months from their restructuring date. The increase in our residential, non-Home Today portfolio was general in nature and reflective of the general market conditions with specific negative implications in the housing markets of our primary geographic operating areas. While the increase in non-accrual loans is noteworthy, as a percentage of the balance of our non-Home Today portfolio, the non-accruing loan balance of $135.8 million is 2.21%.

Non-accrual loans in our Home Today portfolio increased $7.7 million, or 9%, during current fiscal year. As of September 30, 2010, our Home Today portfolio was $280.5 million, compared to $291.7 million at September 30, 2009. These non-accrual loans include $17.2 million in troubled debt restructurings which are current but included with non-accrual loans for a minimum period of six months from their restructuring date. The increase in non-accruing loans has been taken into account in determining our provision for loan losses.

Non-accruing home equity loans and lines of credit decreased $5.2 million, or 9%, during the current fiscal year ending September 30, 2010. During the current fiscal year, net charge-offs of $48.8 million of uncollected balances of home equity loans and lines of credit have been charged against the allowance for loan loss. As of September 30, 2010, our home equity loans and lines of credit portfolio was $2.85 billion, compared to $2.98 billion at September 30, 2009. We believe that non-performing home equity loans and lines of credit are, on a relative basis, of greater concern than non-Home Today loans as these home equity loans and lines of credits generally hold subordinated positions and accordingly, represent a higher level of risk. The non-performing balances of home equity loans and lines of credit were $54.2 million or 1.90% of the home equity loans and lines of credit portfolio at September 30, 2010 compared to $59.4 million or 1.99% at September 30, 2009. In light of the depressed housing market in our primary geographic markets and the continued high level of delinquencies in our portfolio, we will continue to closely monitor the loss performance of this category.

We used the same general methodology in assessing the allowance at the end of each period, except that, beginning September 30, 2010, the individual loan loss review methodology applied to home equity loans and lines of credit was enhanced to include updated individual reviews for all home equity loans and lines of credit that were ninety days or more past due. Previously, updated individual reviews were not performed if the previous review had been performed within the last twelve months.

Non-Interest Income. Non-interest income decreased $8.7 million, or 13%, to $58.6 million during the current fiscal year compared to $67.4 million during the prior fiscal year.

Net gain on the sale of loans decreased $7.5 million, or 23%, to $25.3 million in the current fiscal year from $32.9 million during the prior fiscal year. This can be attributed to favorable market conditions (lower and declining interest rates generally result in higher gains on sales of loans) partially offset by a $1.19 billion decrease in loan sales to $1.03 billion as compared to $2.22 billion during the prior fiscal year. Loan sales are used by the Company as a means of managing interest rate risk. However, due to delivery requirement changes imposed by Fannie Mae, effective July 1, 2010, our ability to reduce interest rate risk via the loan sales channel is limited. Refer to the Controlling Our Interest Rate Risk Exposure section of the Overview discussion found earlier in this Item 7.

Non-Interest Expense. Non-interest expense of $161.9 million in fiscal year 2010 was essentially unchanged from the prior fiscal year. An increase in salaries and employee benefits was offset by decreases in real estate owned expense, office property, equipment and software and marketing services.

Salaries and employee benefits increased $5.9 million or 8%, to $83.9 million during fiscal year 2010 from $78.1 million during the prior fiscal year. Compensation expense increased $2.9 million or 6% to $49.4 million during the current fiscal year. This change is due to normal annual compensation increases for our associates combined with lower compensation expense deferrals that resulted from the reduction in the volume of loan originations during the current fiscal year when compared to the prior fiscal year. Defined benefit plan expense increased $2.2 million or 47.0%, to $6.7 million from $4.6 million during the prior fiscal year as a result of changes in the net periodic benefit cost recognized in the current fiscal year. For additional detail regarding the change in the defined benefit plan see the Defined Benefit Plan section of Note 13. Real estate owned expense decreased $2.6 million, or 33%, to $5.3 million from $7.9 million. The change is due to a $2.6 million decrease in net losses taken on the sale of REO properties during the current fiscal year.

Income Tax Expense. The provision for income taxes was $6.9 million during the current fiscal year compared to $5.7 million during the prior fiscal year. The provision for income taxes included $6.8 million and $5.6 million in federal income taxes during the fiscal years ended September 30, 2010 and 2009, respectively. The state income tax provision is subtracted from income before income taxes when calculating the federal income tax provision. Our effective tax rate was 37.6% in the current year compared to 28.0% for the same period in the prior fiscal year. The primary difference in the effective tax rate this fiscal year when compared to the prior fiscal year is the result of a $1.9 million adjustment to increase our deferred tax asset valuation allowance related to our charitable contribution carryforward.

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

Interest income on loans decreased $31.0 million, or 6%, to $455.9 million from $486.9 million when compared to the prior fiscal year. This change can be attributed to an 84 basis point decrease in the yield to 4.75% from 5.59% as historically low interest rates have increased the amount of refinance activity. The decrease in the yield was partially offset by a $894.2 million increase in the average balance of loans to $9.60 billion compared to $8.71 billion as new loan production exceeded repayments and sales.

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

Non-Interest Expense. Non-interest expense increased $10.9 million, or 7%, to $162.4 million during the fiscal year ended September 30, 2009 compared to $151.5 million during the fiscal year ended September 30, 2008.

Marketing services decreased $7.0 million, or 50%, to $7.0 million during the current fiscal year from $14.1 million during the prior fiscal year. The change in marketing resulted from a reduction in the amount and the cost of advertising used in the current fiscal year as the voracity of promotional programs targeting equity lending products was moderated, particularly during the latter portion of the current fiscal year, pending the attainment of a more stable economic environment.

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

Income Tax Expense. The provision for income tax was $5.7 million in the current fiscal year when compared to $27.2 million during the prior fiscal year, reflecting a $61.6 million decrease in pre-tax income between the two years. The provision for the current fiscal year included $5.6 million of federal income tax provision and $89 thousand of state income tax provision. The $27.2 million provision for income taxes for the prior fiscal year includes a $1.2 million provision for state income tax. State income tax expense in the current fiscal year decreased $1.1 million when compared to the prior fiscal year as a result of lower pre-tax income combined with the reversal of a prior fiscal year state tax accrual. The state income tax provision is subtracted from income before income taxes when calculating the federal income tax provision. Our effective tax rate was 28% for the current fiscal year when compared to 32.3% for the prior fiscal year. Each of these rates is lower than the rate of 35% due to the tax exempt income related to bank-owned life insurance. The difference in the effective federal statutory tax rate in fiscal 2009 when compared to the prior fiscal year is due to lower pretax income.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the FHLB of Cincinnati, borrowings from the Federal Reserve Discount Window and maturities, sales of securities and, historically, sales of loans. In addition, we have the ability to obtain collateralized borrowings in the wholesale markets. Finally, access to the equity capital markets via a supplemental first step transaction or a full (second step) transaction remains as another potential source of liquidity, although this channel generally requires six to nine months of lead time While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Association’s Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We seek to maintain a minimum liquidity ratio of 2% or greater (which we compute as the sum of cash and cash equivalents plus unpledged investment securities for which ready markets exist, divided by total assets). For the fiscal year ended September 30, 2010, our liquidity ratio averaged 10.63%. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2010.

We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities and the objectives of our asset/liability management program.

Excess liquid assets are generally invested in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2010, cash and cash equivalents totaled $743.7 million. Our loans held for sale also represent potential liquid assets. At September 30, 2010, we had $25.0 million of loans classified as held for sale. During the fiscal year ended September 30, 2010, we sold $1.03 billion of long-term, fixed rate loans. Effective July 1, 2010 however, Fannie Mae, the Association’s primary loan investor, implemented certain loan origination requirement changes affecting loan eligibility that we did not adopt and as a result, our ability to manage liquidity via the loan sales channel will be limited until we either change our loan origination processes or Fannie Mae, or other market participants, revise their loan eligibility standards. In the absence of such changes, future sales of fixed rate mortgage loans will be limited to those loans that have established payment histories, strong borrower credit profiles and are supported by adequate collateral values. Investment securities classified as available-for-sale, which provide additional sources of liquidity, totaled $24.6 million at September 30, 2010. Also, at September 30, 2010 we had borrowed $70.2 million from the FHLB of Cincinnati.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in the Consolidated Financial Statements.

At September 30, 2010, we had $721.5 million in loan commitments outstanding. In addition to commitments to originate loans, we had $2.12 billion in unused lines of credit to borrowers. Certificates of deposit due within one year of September 30, 2010 totaled $2.80 billion, or 31.6% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, sales of investment securities, other deposit products, including certificates of deposit, Federal Home Loan Bank advances, borrowings from the Federal Reserve Discount Window or other collateralized borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2011. We believe, however, based on past experience that a significant portion of such deposits will remain with us. Generally, we have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are originating residential mortgage loans and purchasing investments. During the fiscal year ended September 30, 2010, we originated $1.97 billion of loans, and during the fiscal year ended September 30, 2009, we originated $2.54 billion of loans. We purchased $390.4 million of securities during the fiscal year ended September 30, 2010, and $36.8 million during the fiscal year ended September 30, 2009.

Financing activities consist primarily of changes in deposit accounts, changes in the balances of principal and interest owed on loans serviced for others and, to a lesser extent, Federal Home Loan Bank advances and borrowings from the Federal Reserve Discount Window. We experienced a net increase in total deposits of $281.4 million during the fiscal year ended September 30, 2010 compared to a net increase of $309.4 million during the fiscal year ended September 30, 2009. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. Principal, interest and related escrow owed on loans serviced for others increased $178.7 million during the fiscal year ended September 30, 2010 compared to an increase of $25.0 million during the fiscal year ended September 30, 2009

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of Cincinnati and the Federal Reserve Discount Window, each of which provides an additional source of funds. At September 30, 2010 we had $70.2 million of FHLB of Cincinnati advances and no outstanding borrowings from the Federal Reserve Discount Window. During the fiscal year ended September 30, 2010, we had average outstanding advances with the FHLB of Cincinnati of $70.0 million as compared to average outstanding advances of $195.7 million from the FHLB of Cincinnati and $94.2 million in average outstanding borrowings from the Federal Reserve Discount Window during fiscal year 2009. At September 30, 2010 we had the ability to immediately borrow an additional $910.0 million from the FHLB of Cincinnati and $360.3 million from the Federal Reserve Discount Window. From the perspective of collateral value securing FHLB of Cincinnati advances, our capacity limit for additional borrowings at September 30, 2010 was $1.20 billion, subject to satisfaction of the FHLB Cincinnati common stock ownership requirement. To satisfy the common stock ownership requirement we would have to increase our ownership of FHLB Cincinnati common stock by an additional $23.9 million.

Third Federal Savings and Loan is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2010, Third Federal Savings and Loan exceeded all regulatory capital requirements. Third Federal Savings and Loan is considered “well capitalized” under regulatory guidelines.

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

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at September 30, 2010. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments due by period
Contractual Obligations	Less than One year		One to Three years	More than Three to Five years	More than Five years	Total
	(In thousands)
Federal Home Loan Bank advances	$15,000		$7,000	$38,000	$10,000	$70,000
Operating leases	4,341		7,968	4,924	5,936	23,169
Certificates of deposit(1)	2,791,784		2,373,514	852,234	287,699	6,305,231
Private equity investments	13,913		0	0	0	13,913

Total	$2,825,038		$2,388,482	$895,158	$303,635	$6,412,313

Commitments to extend credit	$2,885,618	(2)	$4,127	$0	$0	$2,889,745

(1)	Includes accrued interest payable at September 30, 2010.
(2)	Includes the unused portion of home equity lines of credit of $2.12 billion.

The Company provides mortgage reinsurance on certain mortgage loans in its own portfolio, including Home Today loans, and loans in its servicing portfolio through contracts with two primary mortgage insurance companies. Under these contracts, the Company absorbs mortgage insurance losses in excess of a specified percentage of the principal balance of a given pool of loans, subject to a contractual limit, in exchange for a portion of the pools’ mortgage insurance premiums. As of September 30, 2010, approximately $470.7 million of mortgage loans in our portfolios was covered by such mortgage reinsurance contracts. At September 30, 2010, the maximum losses under the reinsurance contracts were limited to $15.6 million. The Company has incurred $1.6 million in losses under these reinsurance contracts and provided a liability for estimated losses totaling $5.1 million as of September 30, 2010. Management believes it has made adequate provision for estimated losses.

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

FASB ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” removed the requirement for SEC filers to disclose the date through which subsequent events have been evaluated to remove potential conflicts with SEC literature. This update was issued, effective, and adopted by the Company in February 2010.

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

FASB ASC Subtopic 810-10, the consolidation guidance related to variable interest entities (“VIEs”), was amended to modify the approach used to evaluate VIEs and add disclosure requirements about an enterprise’s involvement with VIEs. These provisions are effective at the beginning of an entity’s annual reporting period that begins after November 15, 2009 and for interim periods within that period. The Company will adopt the amendments to the consolidation guidance related to variable interest entities on October 1, 2010 and does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

FASB ASC Topic 860, “Transfers and Servicing,” was amended to eliminate the concept of a “qualifying special-purpose entity” and change the requirements for derecognizing financial assets. The amendment requires additional disclosures intended to provide greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. This updated guidance is effective for fiscal years beginning after November 15, 2009. The Company will adopt the amendments to Transfers and Servicing on October 1, 2010 and does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

FASB ASC 715-20-65, “Compensation—Retirement Benefits,” expands the disclosure requirements for plan assets of defined benefit pensions or other postretirement plans. For plans subject to this statement, entities are required to provide more detailed information about (1) investment policies and strategies, (2) categories of plan assets, (3) fair value measurements of plan assets, and (4) significant concentrations of risk. The expanded disclosures required by FASB ASC 715-20-65 are effective for financial statements issued for fiscal years ending after December 15, 2009; they are included in Note. 13 Employee Benefit Plans.

FASB ASC 260-10-45 “Earnings per Share” clarifies that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities, and; therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The provisions of FASB ASC 260-10-45 were adopted by the Company on October 1, 2009 and did not have a material effect on the Company’s consolidated financial statements.

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

We have sought to manage our interest rate risk in order to control the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset-liability management, we have historically used the following strategies to manage our interest rate risk:

(i)	securitizing and selling long-term, fixed-rate residential real estate mortgage loans;

(ii)	marketing adjustable-rate loan products;

(iii)	lengthening the weighted average remaining term of major funding sources, primarily by offering attractive interest rates on deposit products, particularly longer-term certificates of deposit;

(iv)	investing in shorter- to medium-term investments and mortgage-backed securities; and

(v)	maintaining high levels of capital.

During 2010, 2009 and 2008, $1.03 billion, $2.22 billion and $744.7 million, respectively, of long-term, fixed rate mortgage loans were securitized and sold. These sales were undertaken to improve our interest rate risk position in the event that market interest rates increased. Effective July 1, 2010, Fannie Mae, the Association’s primary loan investor, implemented certain loan origination requirement changes affecting loan eligibility that we did not adopt. Accordingly, the Association’s ability to reduce interest rate risk via our traditional strategy of selling certain newly originated longer-term fixed rate residential loans is limited until the Association either changes its loan origination processes or Fannie Mae, Freddie Mac or other market participants, revise their loan eligibility standards. Otherwise, future sales of fixed-rate mortgage loans will predominately be limited to those loans that have established payment histories, strong borrower credit profiles and are supported by adequate collateral values. In response to this change, we are currently marketing a new adjustable-rate mortgage loan product that provides us with improved interest rate risk characteristics when compared to a long-term, fixed-rate mortgage.

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

Net Portfolio Value. The Office of Thrift Supervision requires the computation of amounts by which the net present value of an institution’s cash flow from assets, liabilities and off balance sheet items (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates. The Office of Thrift Supervision provides all institutions that file a Consolidated Maturity/Rate Schedule as a part of their quarterly Thrift Financial Report with an interest rate sensitivity report of NPV. The Office of Thrift Supervision simulation model uses a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of NPV. Historically, the Office of Thrift Supervision model estimated the economic value of each type of asset, liability and off-balance sheet contract under the assumption that the United States Treasury yield curve increases or decreases instantaneously by 100 to 300 basis points in 100 basis point increments. However, in recent years, an NPV calculation for an interest rate decrease of greater than 200 basis points has not been prepared. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. The Office of Thrift Supervision provides us the results of the interest rate sensitivity model.

The table below sets forth, as of September 30, 2010, the Office of Thrift Supervision’s calculation of the estimated changes in the NPV of the Association that would result from the designated instantaneous changes in the United States Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Change in Interest Rates (basis points)(1)	Estimated NPV(2)	Estimated Increase (Decrease) in NPV		NPV as a Percentage of Present Value of Assets(3)

				NPV Ratio(4)	Increase (Decrease) (basis points)
		Amount	Percent
	(Dollars in thousands)
+300	$1,076,863	$(387,258)	-26%	9.89%	-274
+200	1,261,768	(202,353)	-14%	11.29%	-134
+100	1,408,379	(55,742)	-4%	12.33%	-30
0	1,464,121	—	—	12.63%	—
-100	1,421,949	(42,172)	-3%	12.22%	-41

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at September 30, 2010, in the event of an increase of 200 basis points in all interest rates, the Association would experience a 14% decrease in NPV. In the event of a 100 basis point decrease in interest rates, the Association would experience a 3% decrease in NPV.

The following table is based on the calculations contained in the previous table, and sets forth the change in the NPV (by regulation the Association must measure and manage its interest rate risk for an interest rate shock of +/-200 basis points, whichever produces the largest decline in NPV but because current short-term interest rates are so low, only measurements at -100 basis points are available) that result from the applicable rate shock, which is +200 basis points at September 30, 2010 and -100 basis points at September 30, 2009.

	At September 30,
Risk Measure (+200 bp Rate Shock in 2010 and -100 bp Rate Shock in 2009)	2010	2009
Pre-Shock NPV Ratio	12.63%	13.08%
Post-Shock NPV Ratio	11.29%	12.16%
Sesitivity Measure in basis points	134	92

The following table presents our internal calculations of the estimated changes in the Association’s NPV at September 30, 2010 and 2009 that would result from the designated instantaneous changes in the United States Treasury yield curve.

	NPV as a Percentage of Present Value of Assets(2)
Change in Interest Rates (basis points)(1)	NPV Ratio(3) at September 30,
	2010	2009
+300	7.91%	11.45%
+200	10.07%	12.69%
+100	12.20%	13.78%
0	13.60%	14.14%
-100	13.69%	13.55%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(3)	NPV Ratio represents NPV divided by the present value of assets.

Certain shortcomings are inherent in the methodologies used in determining interest rate risk through changes in NPV. Modeling changes in NPV requires making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV tables presented assume that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assume that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the NPV tables provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

Additionally, both the estimates prepared by the OTS as well as our internal estimates are significantly impacted by the numerous assumptions used in preparing the NPV calculations. In general, the assumptions used by the OTS are, by necessity, more generic as their modeling framework must fit and be adaptable to all institutions subject to its regulation. Our internal model on the other hand, is tailored specifically to our organization which, we believe, improves the accuracy of our internally prepared NPV estimates. During their most recent examination, representatives of the OTS who specialize in the measurement of interest rate risk have expressed concern regarding several significant assumptions used in the OTS model and our internal model, as well as the reliability of the resulting profiles generated by those models. In response to those concerns we are currently reassessing the reasonableness of those assumptions. This reassessment may result in revisions to reported estimates regarding our interest rate risk profile, however, at this time we are unable to quantify those possible revisions.

Net Interest Income. In addition to NPV calculations, we analyze our sensitivity to changes in interest rates through our internal net interest income model. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what our net interest income would be for a twelve-month period using OTS Pricing Tables for assumptions such as loan prepayment rates and deposit decay rates, and the Bloomberg forward yield curve for assumptions as to projected interest rates. We then calculate what the net interest income would be for the same period in the event of an instantaneous 200 basis point increase in market interest rates. As of September 30, 2010, we estimated that our net interest income for the twelve months ending September 30, 2011 would decrease by 9.9% in the event of an instantaneous 200 basis point increase in market interest rates.

Certain shortcomings are inherent in the methodologies used in determining interest rate risk through changes in net interest income. Modeling changes in net interest income require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the interest rate risk information presented assumes that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains substantially constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although interest rate risk calculations provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

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

Management’s Report Regarding Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such terms are defined in Rule 13a-15(f) of the Exchange Act of 1934. Our system of internal controls is designed to provide reasonable assurance that the financial statements that we provide to the public are fairly presented.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2010. In making this assessment, the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework was utilized. Based on this assessment, management believes that, as of September 30, 2010, the Company’s internal control over financial reporting is effective.

The Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting.

The Sarbanes-Oxley Act Section 302 Certifications have been filed as Exhibit 31.1 and Exhibit 31.2 to this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

TFS Financial Corporation

Cleveland, OH

We have audited the internal control over financial reporting of TFS Financial Corporation and subsidiaries (the “Company”) as of September 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report Regarding Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 30, 2010 of the Company and our report dated November 24, 2010, expressed an unqualified opinion on those financial statements.

/s/    Deloitte & Touche LLP

Cleveland, OH

November 24, 2010

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Incorporated by reference from the Notice of Annual Meeting and Proxy Statement for the 2011Annual Meeting of Shareholders (the “Proxy Statement”) sections entitled “Proposal One: Election of Directors,” “Executive Compensation,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance.” Such information will be filed with the SEC no later than 120 days after the end of the fiscal year covered by this report.

The table below sets forth information, as of September 30, 2010, regarding our executive officers other than Messrs. Stefanski and Kobak and Ms. Piterans.

Name	Title	Age
Ralph M. Betters	Chief Information Officer	59
David S. Huffman	Chief Financial Officer	58
Paul J. Huml	Chief Accounting Officer	51
	Chief Operating Officer, The Company
John P. Ringenbach	Chief Operating Officer, The Association	61

The executive officers of the Company and the Association are elected annually and hold office until their respective successors are elected or until death, resignation, retirement or removal by the board of directors.

The Business Background of Our Executive Officers

The business experience for the past five years of each of our executive officers other than Messrs. Stefanski and Kobak and Ms. Piterans is set forth below. Unless otherwise indicated, executive officers have held their positions for the past five years.

Ralph M. Betters is the Chief Information Officer for the Association, a position he has held since 1991. Prior to joining the Association, he was an information technology principal in the consulting practice of KPMG Peat Marwick, where he was employed from 1980 until 1991. Mr. Betters has more than 30 years of experience in the technology industry.

David S. Huffman joined the Association in 1993, and has served as its Chief Financial Officer since 2000. He has also served as Chief Financial Officer of the Company since 2004. Mr. Huffman has more than 30 years experience in the financial institutions industry, including serving as Chief Financial Officer of First American Savings Bank of Canton, Ohio, from 1989 to 1993.

Paul J. Huml joined the Association as a Vice President in 1998 and was appointed Chief Operating Officer of the Company in 2002 and Chief Accounting Officer in June 2009. Prior to joining the Association, Mr. Huml spent 10 years in the hotel industry, focusing on the areas of finance, real estate development and risk management. Mr. Huml is a certified public accountant in the state of Ohio.

John P. Ringenbach joined the Association in 1993 and serves as its Chief Operating Officer. Prior to joining the Association, Mr. Ringenbach was President of Commerce Exchange Bank, where he was employed from 1987 until 1993. Mr. Ringenbach has more than 30 years experience in the financial institutions industry.

The Company has adopted a policy statement entitled Code of Ethics for Senior Financial Officers that applies to our chief executive officer and our senior financial officers. A copy of the Code of Ethics for Senior Financial Officers is available on our website, www.thirdfederal.com.

Item 11.	Executive Compensation

Incorporated by reference from the sections of the Proxy Statement entitled “Executive Compensation,” “Report of the Compensation Committee,” “Corporate Governance” and “Director Compensation.” Such information will be filed with the SEC no later than 120 days after the end of the fiscal year covered by this report.

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

The following table provides information as of September 30, 2010 regarding our 2008 Equity Incentive Plan that was approved by shareholders on May 29, 2008:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Rights and Warrants	Weighted-Average Exercise Price of Outstanding Options, Rights and Warrants		Number of Shares Remaining Available for Future Issuance Under the Plan
Equity Compensation Plans
Approved by Stockholders	6,740,375	$8.93	(1)	16,039,625

Equity Compensation Plans
Not Approved by Stockholders	N/A	N/A		N/A

Total	6,740,375	$8.93	(1)	16,039,625

(1)	Weighted–Average Exercise Price of Outstanding Options, Rights and Warrants is calculated using 1,709,450 shares of restricted stock awards at $0.00 and 5,030,925 shares of stock option awards at $11.96.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

(a)(1) Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

TFS Financial Corporation

Cleveland, OH

We have audited the accompanying consolidated statements of condition of TFS Financial Corporation and subsidiaries (the “Company”) as of September 30, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TFS Financial Corporation and subsidiaries as of September 30, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 24, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/    Deloitte & Touche LLP

Cleveland, OH

November 24, 2010

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

As of September 30, 2010 and 2009

(In thousands, except share data)

	2010	2009
ASSETS

Cash and due from banks	$38,804	$20,823
Other interest-bearing cash equivalents	704,936	286,223

Cash and cash equivalents	743,740	307,046

Investment securities:
Available for sale (amortized cost $24,480 and $23,065, respectively)	24,619	23,434
Held to maturity (fair value $657,076 and $587,440, respectively)	646,940	578,331

	671,559	601,765

Mortgage loans held for sale (includes $0 and $40,436, measured at fair value, respectively)	25,027	61,170
Loans held for investment, net:
Mortgage loans	9,323,073	9,318,189
Other loans	7,199	7,107
Deferred loan fees, net	(15,283)	(10,463)
Allowance for loan losses	(133,240)	(95,248)

Loans, net	9,181,749	9,219,585

Mortgage loan servicing assets, net	38,658	41,375
Federal Home Loan Bank stock, at cost	35,620	35,620
Real estate owned	15,912	17,733
Premises, equipment, and software, net	62,685	65,134
Accrued interest receivable	36,282	38,365
Bank owned life insurance contracts	164,334	157,864
Other assets	100,461	53,183

TOTAL ASSETS	$11,076,027	$10,598,840

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$8,851,941	$8,570,506
Borrowed funds	70,158	70,158
Borrowers’ advances for insurance and taxes	51,401	48,192
Principal, interest, and related escrow owed on loans serviced	284,425	105,719
Accrued expenses and other liabilities	65,205	58,400

Total liabilities	9,323,130	8,852,975

Commitments and contingent liabilities

Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	0	0
Common stock, $0.01 par value, 700,000,000 shares authorized; 332,318,750 shares issued; 308,395,000 and 308,476,400 outstanding at September 30, 2010 and September 30, 2009, respectively	3,323	3,323
Paid-in capital	1,686,062	1,679,000
Treasury Stock, at cost; 23,923,750 and 23,842,350 shares at September 30, 2010 and September 30, 2009, respectively	(288,366)	(287,514)
Unallocated ESOP shares	(82,699)	(87,896)
Retained earnings—substantially restricted	452,633	456,875
Accumulated other comprehensive loss	(18,056)	(17,923)

Total shareholders’ equity	1,752,897	1,745,865

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,076,027	$10,598,840

See accompanying notes to consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For each of the three years in the period ended September 30, 2010

(In thousands, except share and per share data)

	2010	2009	2008
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$415,477	$455,933	$486,940
Investment securities available for sale	549	790	1,721
Investment securities held to maturity	19,046	28,601	43,247
Federal funds sold	0	1	14,485
Other interest and dividend earning assets	2,819	1,897	3,790

Total interest and dividend income	437,891	487,222	550,183

INTEREST EXPENSE:
Deposits	208,462	254,491	328,799
Borrowed funds	1,923	2,656	1,522

Total interest expense	210,385	257,147	330,321

NET INTEREST INCOME	227,506	230,075	219,862

PROVISION FOR LOAN LOSSES	106,000	115,000	34,500

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	121,506	115,075	185,362

NON-INTEREST INCOME:
Fees and service charges, net of amortization	20,625	21,591	25,445
Net gain on the sale of loans	25,303	32,850	3,896
Increase in and death benefits from bank owned life insurance contracts	6,491	6,591	8,297
Income (loss) on private equity investments	669	(821)	3,490
Other	5,550	7,173	6,652

Total non-interest income	58,638	67,384	47,780

NON-INTEREST EXPENSE:
Salaries and employee benefits	83,915	78,050	75,919
Marketing services	6,043	7,116	14,147
Office property, equipment, and software	20,379	21,902	19,297
Federal insurance premium	18,898	18,918	5,377
State franchise tax	4,602	5,037	5,411
Real estate owned expense, net	5,339	7,918	6,287
Other operating expenses	22,757	23,447	25,009

Total non-interest expense	161,933	162,388	151,447

INCOME BEFORE INCOME TAXES	18,211	20,071	81,695

INCOME TAX EXPENSE	6,873	5,676	27,205

NET INCOME	$11,338	$14,395	$54,490

Earnings per share—basic and diluted	$0.04	$0.05	$0.17

Weighted average shares outstanding
Basic	299,795,588	301,227,599	319,386,915
Diluted	300,252,913	301,592,405	319,502,094

See accompanying notes to consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For each of the three years in the period ended September 30, 2010

(In thousands)

						Accumulated other comprehensive income (loss)
	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Unrealized gains/(losses) on securities	Pension obligation	Total shareholders’ equity
Balance at September 30, 2007	$3,323	1,668,215	—	(100,597)	421,503	(223)	(6,020)	$1,986,201
Comprehensive Income
Net income	—	—	—	—	54,490	—	—	54,490
Change in unrealized losses on securities available for sale	—	—	—	—	—	380	—	380
Change in pension obligation	—	—	—	—	—	—	(2,744)	(2,744)

Total comprehensive income	—	—	—	—	—	—	—	52,126
Purchase of treasury stock (16,085,200 shares)	—	—	(192,662)	—	—	—	—	(192,662)
ESOP shares allocated or committed to be released	—	1,491	—	7,052	—	—	—	8,543
Compensation costs for stock-based plans	—	3,247	—	—	—	—	—	3,247
Dividends paid to common shareholders ($0.15 per common share)	—	—	—	—	(13,803)	—	—	(13,803)

Balance at September 30, 2008	3,323	1,672,953	(192,662)	(93,545)	462,190	157	(8,764)	1,843,652

Comprehensive Income
Net income	—	—	—	—	14,395	—	—	14,395
Change in unrealized gains on securities available for sale	—	—	—	—	—	83	—	83
Change in pension obligation	—	—	—	—	—	—	(9,399)	(9,399)

Total comprehensive income	—	—	—	—	—	—	—	5,079
Purchase of treasury stock (7,897,150 shares)	—	—	(96,529)	—	—	—	—	(96,529)
ESOP shares allocated or committed to be released	—	1,121	—	5,649	—	—	—	6,770
Compensation costs for stock-based plans	—	6,399	—	—	—	—	—	6,399
Excess tax effect from stock-based compensation	—	171	—	—	—	—	—	171
Treasury stock allocated to restricted stock plan	—	(1,644)	1,677	—	(33)	—	—	—
Dividends paid to common shareholders ($0.26 per common share)	—	—	—	—	(19,677)	—	—	(19,677)

Balance at September 30, 2009	3,323	1,679,000	(287,514)	(87,896)	456,875	240	(18,163)	1,745,865

Comprehensive Income
Net income	—	—	—	—	11,338	—	—	11,338
Change in unrealized gains on securities available for sale	—	—	—	—	—	(150)	—	(150)
Change in pension obligation	—	—	—	—	—	—	17	17

Total comprehensive income	—	—	—	—	—	—	—	11,205
Purchase of treasury stock (161,400 shares)	—	—	(1,810)	—	—	—	—	(1,810)
ESOP shares allocated or committed to be released	—	1,103	—	5,197	—	—	—	6,300
Compensation costs for stock-based plans	—	6,841	—	—	—	—	—	6,841
Excess tax effect from stock-based compensation	—	57	—	—	—	—	—	57
Treasury stock allocated to restricted stock plan	—	(939)	958	—	(19)	—	—	—
Dividends paid to common shareholders ($0.21 per common share)	—	—	—	—	(15,561)	—	—	(15,561)

Balance at September 30, 2010	$3,323	1,686,062	(288,366)	(82,699)	452,633	90	(18,146)	$1,752,897

See accompanying notes to consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For each of the three years in the period ended September 30, 2010

(In thousands)

	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,338	$14,395	$54,490
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	13,141	13,169	11,790
Depreciation and amortization	18,465	18,504	8,846
Deferred income taxes	(10,542)	(15,510)	1,106
Provision for loan losses	106,000	115,000	34,500
Net gain on the sale of loans	(25,303)	(32,850)	(3,896)
Other net losses	2,316	15,786	12,245
Principal repayments on and proceeds from sales of loans held for sale	243,127	896,106	368,506
Loans originated for sale	(207,488)	(754,728)	(461,253)
Increase in and death benefits for bank owned life insurance contracts	(6,489)	(6,588)	(6,659)
Net (increase) decrease in interest receivable and other assets	(37,456)	11,578	2,495
Net increase (decrease) in accrued expenses and other liabilities	7,035	(4,197)	11,487
Other	2,380	1,352	(4,654)

Net cash provided by operating activities	116,524	272,017	29,003

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans originated	(2,746,054)	(4,027,882)	(2,947,333)
Principal repayments on loans	1,886,218	2,550,830	1,377,465
Proceeds from sales, principal repayments and maturities of:
Securities available for sale	8,857	8,948	27,964
Securities held to maturity	309,853	274,995	235,477
Proceeds from sale of:
Loans	792,511	1,339,799	373,634
Real estate owned	17,421	12,880	10,708
Purchases of:
Securities available for sale	(10,331)	(1,155)	(1,821)
Securities held to maturity	(380,072)	(35,602)	(229,456)
Premises and equipment	(4,397)	(4,244)	(5,168)
Death benefits on bank owned life insurance contracts	19	0	673
Other	109	399	2,729

Net cash provided by (used in) investing activities	(125,866)	118,968	(1,155,128)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	281,435	309,405	119,886
Net increase (decrease) in borrowers’ advances for insurance and taxes	3,209	(247)	7,958
Net increase in principal and interest owed on loans serviced	178,706	25,044	2,767
Net (decrease) increase in short term borrowed funds	0	(497,870)	498,028
Net increase in long-term borrowed funds	0	70,000	0
Purchase of treasury shares	(1,810)	(103,144)	(186,047)
Excess tax benefit related to stock-based compensation	57	171	0
Dividends paid to common shareholders	(15,561)	(19,677)	(13,803)

Net cash provided by (used in) financing activities	446,036	(216,318)	428,789

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	436,694	174,667	(697,336)
CASH AND CASH EQUIVALENTS—Beginning of year	307,046	132,379	829,715

CASH AND CASH EQUIVALENTS—End of year	$743,740	$307,046	$132,379

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest on deposits	$210,810	$255,163	$328,133
Cash paid for interest on borrowed funds	1,923	2,525	1,707
Cash paid for income taxes	19,900	19,400	25,000
SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to real estate owned	17,310	32,412	26,729

See accompanying notes to consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the years ended September 30, 2010, 2009, and 2008

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

Business—TFS Financial Corporation (the Holding Company), a federally chartered stock holding company, conducts its principal activities through its wholly owned subsidiaries. The principal line of business of the Company is retail consumer banking, including mortgage lending, deposit gathering, and other insignificant financial services. Third Federal Savings and Loan Association of Cleveland, MHC (Third Federal Savings, MHC), its federally chartered mutual holding company parent, currently owns 73.65% of the outstanding shares of common stock of the Company.

The Company’s primary operating subsidiaries include Third Federal Savings and Loan Association of Cleveland (the Association or Third Federal Savings and Loan) and Third Capital, Inc. (“Third Capital”). The Association is a federal savings association, which provides retail loan and savings products to its customers in Ohio and Florida through its 39 full-service branches and 8 loan production offices. The Association also provides savings products in all 50 states through its internet site. Third Capital was formed to hold non-thrift investments and subsidiaries, which include a limited liability company the purpose of which is to acquire and manage commercial real estate, a Vermont captive reinsurance company, an entity that pursues merger and acquisition opportunities for the holding companies and investments in private equity investment funds.

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

Diluted earnings per share is computed using the same method as basic earnings per share, but reflects the potential dilution, if any, of unexercised stock options and unvested shares of restricted stock units that could occur if stock options were exercised and restricted stock units were issued and converted into common stock. These potentially dilutive shares would then be included in the weighted average number of shares outstanding for the period using the treasury stock method. At September 30, 2010, 2009 and 2008, potentially dilutive shares include stock options and restricted stock units issued through stock-based compensation plans.

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

A decline in the fair value of any available for sale or held to maturity security below cost that is deemed to be other than temporary results in a reduction in the carrying amount to fair value. The impairment loss is bifurcated between that related to credit loss which is recognized in non-interest income and that related to all other factors which is recognized in other comprehensive income. To determine whether an impairment is other than temporary, the Company considers, among other things, the duration and extent to which the fair value of an investment is less than its cost, changes in value subsequent to year end, forecasted performance of the issuer, and whether the Company has the intent to hold the investment until market price recovery, or, for debt securities, whether the Company has the intent to sell the security or more likely than not will be required to sell the debt security before its anticipated recovery.

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

Advertising Costs—Advertising costs are expensed as incurred.

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

Beginning June 30, 2008 and at each quarter end thereafter, the Company expanded the population of loans that it individually evaluates for impairment to include equity lines of credit 90 or more days past due. Beginning September 30, 2008, the Company expanded the loan level evaluation to include all other residential loans and equity loans 180 or more days past due. Beginning September 30, 2010, equity loans, bridge loans, and loans modified in troubled debt restructurings were included in loans individually evaluated at 90 or more days past due. Loans that are not individually evaluated for impairment are included in large groups of smaller balance homogenous loans which are collectively evaluated by portfolio for impairment. As more delinquent loans are subjected to individual evaluation, the portion of the allowance for loan losses allocated to specific loans increases.

Loans are placed in nonaccrual status when they are contractually 90 days or more past due. Loans modified in troubled debt restructurings that were in nonaccrual status prior to the restructurings remain in nonaccrual status for a minimum of six months. Accrued interest on these past-due and modified loans is reversed by a charge to interest income and income is subsequently recognized only to the extent cash payments are received. The loan is returned to accrual status, when, in management’s judgment, the borrower’s ability to make periodic interest and principal payments is back to normal.

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

Real Estate Owned—Real estate owned represents real estate acquired through foreclosure or deed in lieu of foreclosure and is carried at the lower of cost or fair value less estimated selling costs. Management performs periodic valuations and a charge to operations is recorded for any excess of the fair value less estimated selling costs over the carrying value of a property. Costs related to holding and maintaining the property are charged to expense.

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

The Company retains servicing on loans that are sold and recognizes an asset for mortgage loan servicing rights based on the fair value of the servicing rights. Mortgage loan servicing rights are reported net of accumulated amortization, which is recorded in proportion to, and over the period of, estimated net servicing revenues. The impairment analysis is based on predominant risk characteristics of the loans serviced, such as type, fixed and adjustable rate loans, original terms and interest rates. Fair values are estimated using discounted cash flows based on current interest rates and prepayment assumptions, and impairment is monitored periodically. The amount of impairment recognized is the amount by which the mortgage loan servicing assets exceed their fair value. The Company monitors prepayments and changes amortization of mortgage servicing rights accordingly. Mortgage loan servicing rights are recorded at the lower of cost or fair value.

Servicing fee income net of amortization and other loan fees collected on loans serviced for others are included in Fees and service charges, net of amortization on the financial statements.

Derivative Instruments—The Company enters into certain transactions, referred to as forward commitments, for the sale of mortgage loans principally to protect against the risk of adverse interest rate movements on the value of those assets. The Company recognizes the fair value of the contracts when the characteristics of those contracts meet the definition of a derivative. These derivatives are not designated in a hedging relationship; therefore, gains and losses are recognized immediately in the statement of income.

The Company enters into commitments to originate loans which, when funded, will be classified as held for sale. Such commitments meet the definition of a derivative and are not designated in a hedging relationship; therefore, gains and losses are recognized immediately in the statement of income.

Private Equity Investments—Private equity investments are funds managed by third parties. Each fund is diversified according to the terms of the fund’s agreement and the general partner’s direction. These investments, which are not publicly traded, are initially valued at cost and subsequent changes are recorded at fair value. Fair value estimates are based upon currently available information and may not represent amounts that will ultimately be realized, which will depend on future events and circumstances. At September 30, 2010 and 2009, the fair value of private equity investments included in Other Assets was $2,327 and $4,706, respectively. The income (loss) related to these investments and changes in fair value estimates of $669, $(821), and $3,490 for 2010, 2009, and 2008, respectively, are reported in Non-interest Income.

Deposits—Interest on deposits is accrued and charged to expense monthly and is paid or credited in accordance with the terms of the accounts.

Accumulated Other Comprehensive Loss—Accumulated other comprehensive loss consists of pension liability adjustments and gains (losses) on securities available for sale, net of the related tax effects.

Goodwill—The excess of purchase price over the fair value of net assets of acquired companies is classified as goodwill and reported in Other Assets. Goodwill was $9,732 at September 30, 2010 and 2009. Goodwill is reviewed for impairment on an annual basis as of September 30. No impairment was identified as of September 30, 2010.

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

2. STOCK TRANSACTIONS

The Holding Company completed its initial public stock offering on April 20, 2007 and sold 100,199,618 shares, or 30.16% of its post-offering outstanding common stock, to subscribers in the offering. Third Federal Savings, MHC, the Company’s mutual holding company parent, holds 227,119,132 shares of the Holding Company’s outstanding common stock. Additionally, the Association contributed $5,000 in cash and the Holding Company issued 5,000,000 shares of common stock, or 1.50% of its post-offering outstanding common stock, to Third Federal Foundation.

On March 12, 2009, the Board of Directors approved a fourth repurchase program authorizing the repurchase of up to an additional 3,300,000 shares of the Company’s outstanding common stock. During the year ended September 30, 2010, the Company purchased 161,400 shares at a cost of $1,810, or approximately $11.21 per share. Of the shares purchased through September 30, 2010, 80,000 shares were allocated to fund the restricted stock portion of the Company’s 2008 Equity Incentive Plan. At September 30, 2010, there are 2,156,250 shares remaining to be purchased under the fourth repurchase program. As a result of the concerns of the Office of Thrift Supervision (“OTS”) (see Note 3), the company has suspended its repurchase program. The Company previously repurchased 23,000,000 shares of the Company’s common stock as part of the first, second and third Board of Directors approved share repurchase programs.

3. REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), Core capital (as defined) to adjusted assets (as defined), and Tangible capital (as defined) to tangible assets. Management believes that, as of September 30, 2010, the Association met all capital adequacy requirements to which it is subject.

The most recent notification from the OTS categorized the Association as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based and Core capital leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the categories of the Association.

The following table summarizes the actual capital amounts and ratios of the Association as of September 30, 2010 and 2009, compared to the minimum capital adequacy requirements and the requirements for classification as a well capitalized institution.

			Minimum Requirements
	Actual		For Capital Adequacy Purposes		To be “Well Capitalized” Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2010:
Total Capital to Risk-Weighted Assets	$1,425,466	19.17%	$594,784	8.00%	$743,481	10.00%
Core Capital to Adjusted Tangible Assets	1,338,296	12.14%	441,009	4.00	551,261	5.00
Tangible Capital to Tangible Assets	1,338,296	12.14%	165,378	1.50	N/A	N/A
Tier 1 Capital to Risk-Weighted Assets	1,338,296	18.00%	N/A	N/A	446,088	6.00

September 30, 2009:
Total Capital to Risk-Weighted Assets	$1,383,896	18.19%	$608,514	8.00%	$760,643	10.00%
Core Capital to Adjusted Tangible Assets	1,315,583	12.48	421,651	4.00	527,064	5.00
Tangible Capital to Tangible Assets	1,315,583	12.48	158,119	1.50	N/A	N/A
Tier 1 Capital to Risk-Weighted Assets	1,315,583	17.30	N/A	N/A	456,386	6.00

The following table reconciles the Association’s total capital under GAAP to regulatory capital amounts as of September 30, 2010 and 2009.

	2010	2009
Total capital as reported under GAAP	$1,328,963	$1,306,643
Goodwill	(4,848)	(4,848)
Reduction to mortgage loan servicing assets	(3,866)	(4,138)
AOCI related to pension obligation	18,146	18,163
Other	(99)	(237)

Total core, tangible and tier 1 capital	1,338,296	1,315,583
Allowable allowance for loan losses	87,170	68,313

Total risk based capital	$1,425,466	$1,383,896

There were no dividends paid to the Company during the years ended September 30, 2010 and September 30, 2009.

The OTS has expressed concerns with respect to the risk concentration and other aspects of the Association’s home equity loans and lines of credit portfolio. As a result, the OTS has informed the Company that it must, among other requirements, provide the OTS with 45 days prior written notice of the Company’s intent to repurchase any of its outstanding common stock or to declare a dividend. The Company does not intend to declare or pay a cash dividend, or to repurchase any of its outstanding common stock until the OTS’ concerns are resolved. Any future payment of dividends or stock repurchases will be decided by the Company’s board of directors, subject to proper OTS notice, if required at that time.

Under the terms of an August 13, 2010 Memorandum of Understanding (“MOU”) with the OTS, the Association was responsible for the submission of various documents relating to its home equity lending portfolio. The Association believes the requirements of the MOU for the submission of documents have been met, subject to ongoing monitoring reports. The OTS is currently reviewing the plan the Association submitted to further limit its home equity portfolio exposure, but the OTS has neither approved nor disapproved the plan. The Association has begun several methods to reduce its home equity exposure, including refinances, voluntary home equity line of credit closures and line suspensions where borrowers have experienced significant declines in their equity in the mortgaged property.

4. INVESTMENT SECURITIES

Investments available for sale are summarized as follows:

	September 30, 2010
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. government and agency obligations	$7,000	$63	$0	$7,063
Real estate mortgage investment conduits (REMICs)	8,718	90	(14)	8,794
Money market accounts	8,762	0	0	8,762

	$24,480	$153	$(14)	$24,619

	September 30, 2009
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. government and agency obligations	$9,000	$333	$0	$9,333
REMICs	5,017	41	(5)	5,053
Money market accounts	9,048	0	0	9,048

	$23,065	$374	$(5)	$23,434

Investment securities held to maturity are summarized as follows:

	September 30, 2010
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Freddie Mac certificates	$4,441	$231	$0	$4,672
Ginnie Mae certificates	22,375	598	0	22,973
REMICs	611,000	8,754	(268)	619,486
Fannie Mae certificates	9,124	821	0	9,945

	$646,940	$10,404	$(268)	$657,076

	September 30, 2009
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Freddie Mac certificates	$8,023	$422	$0	$8,445
Ginnie Mae certificates	7,161	329	0	7,490
REMICs	552,792	8,947	(1,331)	560,408
Fannie Mae certificates	10,355	742	0	11,097

	$578,331	$10,440	$(1,331)	$587,440

There were no sales from the investment securities available for sale portfolio or the investment securities held-to-maturity portfolio during the years ended September 30, 2010, 2009 and 2008.

Gross unrealized losses on securities and the estimated fair value of the related securities, aggregated by investment category and length of time the individual securities have been in a continuous loss position, at September 30, 2010 and 2009, were as follows:

	September 30, 2010
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss

Available for sale—
REMICs	$1,907	$14	$0	$0	$1,907	$14
Held to maturity—
REMICs	24,218	98	20,929	170	45,147	268

Total	$26,125	$112	$20,929	$170	$47,054	$282

	September 30, 2009
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$1,017	$2	$909	$3	$1,926	$5
Held to maturity—
REMICs	57,326	196	120,423	1,135	177,749	1,331

Total	$58,343	$198	$121,332	$1,138	$179,675	$1,336

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

Since the decline in value is attributable to changes in interest rates and not credit quality and because the Association has neither the intent to sell the securities nor more likely than not will be required to sell the securities for the time periods necessary to recover the amortized cost, these investments are not considered other-than-temporarily impaired.

At September 30, 2010 and 2009, the carrying amount of U.S. government agency obligations pledged to secure public deposits totaled $1,650.

The contractual maturities of mortgage-backed securities generally exceed 20 years; however, the effective lives are expected to be shorter due to anticipated prepayments. At September 30, 2010, the amortized cost and fair value of other investment securities available for sale due in one year or less are $7,000 and $7,063, respectively. There are no other investment securities held to maturity at September 30, 2010.

5. LOANS AND ALLOWANCE FOR LOAN LOSS

Loans held for investment consist of the following:

	September 30,
	2010	2009
Real estate loans:
Residential non-Home Today	$6,138,454	$5,990,283
Residential Home Today	280,533	291,692
Equity loans and lines of credit	2,848,690	2,983,003
Construction	100,404	94,287

Real estate loans	9,368,081	9,359,265
Consumer and other loans	7,199	7,107
Less:
Deferred loan fees—net	(15,283)	(10,463)
Loans-in-process	(45,008)	(41,076)
Allowance for loan losses	(133,240)	(95,248)

Loans held for investment, net	$9,181,749	$9,219,585

A large concentration of the Company’s lending is in Ohio. As of September 30, 2010 and 2009, the percentage of residential real estate loans held in Ohio were 80% and 78%, and the percentage held in Florida were 18% and 20%, respectively. As of September 30, 2010 and 2009, equity loans and lines of credit were concentrated in the states of Ohio, 40% and 40%, Florida, 28% and 28%, and California, 11% and 12%, respectively. The economic conditions and market for real estate in those states have a significant impact on the ability of borrowers in those areas to repay their loans.

Home Today is an affordable housing program targeted to benefit low- and moderate-income home buyers. Through this program, prior to March 27, 2009, the Association provided loans to borrowers who would not otherwise qualify for our loan products, generally because of low credit scores. Although the credit profiles of borrowers in the Home Today program prior to March 27, 2009 might be described as sub-prime, Home Today loans generally contain the same features as loans offered to our non-Home Today borrowers. Borrowers in the Home Today program must complete financial management education and counseling and must be referred to the Association by a sponsoring organization with which the Association has partnered as part of the program. Borrowers must also meet a minimum credit score threshold. Because prior to March 27, 2009 the Association applied less stringent underwriting and credit standards to these loans, loans originated under the Home Today program prior to that date have greater credit risk than its traditional residential real estate mortgage loans. Effective March 27, 2009, the Home Today underwriting guidelines are substantially the same as our traditional first mortgage product. The Association does not offer, and has not offered, loan products frequently considered to be designed to target sub-prime borrowers containing features such as higher fees or higher rates, negative amortization, a loan-to-value ratio greater than 100%, or option adjustable-rate mortgages.

Effective June 28, 2010, the Association suspended the acceptance of new equity line of credit applications. Prior to March 11, 2009, the Association offered residential mortgage loan products where the borrower pays only interest for a portion of the loan term. These interest only loans are comprised of the following:

	September 30,
	2010	2009
Residential non-Home Today	$133,543	$150,235
Equity lines of credit	2,588,157	2,664,985

Total	$2,721,700	$2,815,220

Home equity lines of credit are interest only for a maximum of ten years and convert to fully amortizing for the remaining term up to 20 years at which time they are included in the home equity loan balance. Residential loans are interest only for a maximum of five years and convert to fully amortizing for the remaining term up to 30 years.

Activity in the allowance for loan losses is summarized as follows:

	Year Ended September 30,
	2010	2009	2008
Balance—beginning of year	$95,248	$43,796	$25,111
Provision charged to income	106,000	115,000	34,500
Charge-offs	(69,955)	(63,970)	(16,075)
Recoveries	1,947	422	260

Balance—end of year	$133,240	$95,248	$43,796

At September 30, 2010 and 2009, nonaccrual loans, which consisted of residential real estate loans and equity lines of credit, amounted to $287,412 and $255,745, respectively. The amount of interest that would have been recorded under the original terms for the loans classified nonaccrual was $2,751, $4,641 and $2,849 for 2010, 2009, and 2008, respectively. Amounts actually collected and recorded as interest income for these loans were not material.

The allowance for loan losses is assessed on a quarterly basis and provisions for loan losses are made in order to maintain the allowance at a level sufficient to absorb credit losses in the portfolio. In light of housing market deterioration, the further unfavorable trending of our delinquency statistics and the current instability in employment and economic prospects, beginning in June 2008 and at each quarter end thereafter, an expanded loan level evaluation of our equity lines of credit which were delinquent 90 days or more and residential real estate loans and equity loans which were delinquent 180 days or more has been conducted. This expanded evaluation supplemented, and was in addition to, traditional evaluation procedures. Previously, these loans were part of large groups of homogenous loans which were collectively evaluated by portfolio for impairment in accordance with U.S. GAAP. Loans are charged off when less than the full payment is accepted as satisfaction for a loan; a foreclosure action is completed and the fair value of the collateral received is insufficient to satisfy the loan; management concludes the costs of foreclosure exceed the potential recovery; or, in the case of equity loans and lines of credit, management determines the collateral is not sufficient to satisfy the loan. As delinquencies in the Association’s portfolio identified in 2010 and prior years have been resolved, the Association has experienced an increase in net charge-offs that have been applied against the allowance. It is expected that, as current delinquencies in the portfolio are resolved, net charge-offs will continue at elevated levels.

In addition to loans separately evaluated for impairment based on delinquency status, loans identified by management as having significant weaknesses, such that a loss is probable, are also separately evaluated for impairment. A valuation allowance is recorded to adjust each loan to its fair value based on the underlying collateral or the present value of expected future cash flows, as appropriate. The valuation is based on the fair value of the collateral when it is probable that repayment will not come from the borrower but from liquidation of the collateral, including but not limited to foreclosure and repossession.

The Association may enter into troubled debt restructurings where the terms of loans are modified for borrowers who, due to temporary financial setbacks, are unable to perform under the original terms of their loan contracts. Terms modified in troubled debt restructurings may include capitalization of delinquent payments, interest rate reductions, term extensions, or other adjustments that will facilitate successful fulfillment of the obligations and permit the borrowers to keep their homes. Loans modified in troubled debt restructurings are evaluated for impairment at the time of restructuring and at each subsequent reporting date based on the present value of expected future cash flows discounted at the effective interest rates of the original loans. The result of the cash flow analysis is compared to the recorded investment in the loans and a valuation allowance is recorded for any excess. A loan modified in a troubled debt restructuring is reported as a troubled debt restructuring for a minimum of one year. After one year, a loan is no longer included in the balance of troubled debt restructurings if the loan was modified to yield a market rate for loans of similar credit risk at the time of restructuring and the loan is not impaired based on the terms of restructuring agreement.

The recorded balance of impaired loans, including those whose terms have been modified in troubled debt restructurings, is summarized as follows:

	At September 30,
	2010	2009
With specific reserves assigned to the loan balance	$244,103	$109,659
With no specific reserves assigned to the loan balance	97,716	109,451

Total	$341,819	$219,110

Allowance for loan losses on impaired loans	$46,039	$26,904

The average balance of impaired loans and interest income recognized on these loans during the time within the period that the loans were impaired is summarized below:

	For the year ended September 30,
	2010	2009	2008
Average balance of impaired loans for the fiscal year ending	$280,466	$167,578	$58,172
Interest income recognized on impaired loans	$2,671	$498	$0

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

During 2010, 2009 and 2008, $1,028,670, $2,224,211 and $744,712, respectively, of mortgage loans were securitized and/or sold including accrued interest thereon. In these transactions, the Company retained residual interests in the form of mortgage loan servicing assets. Primary economic assumptions used to measure the value of the Company’s retained interests at the date of sale resulting from the completed transactions were as follows (per annum):

	2010	2009
Primary prepayment speed assumptions (weighted average annual rate)	16.6%	54.2%
Weighted average life (years)	23.3	24.8
Amortized cost to service loans (weighted average)	0.12%	0.12%
Weighted average discount rate	12%	12%

Key economic assumptions and the sensitivity of the current fair value of mortgage loan servicing assets to immediate 10% and 20% adverse changes in those assumptions are as follows:

At September 30, 2010
Fair value of mortgage loan servicing assets	$47,733
Prepayment speed assumptions (weighted average annual rate)	24.4%
Impact on fair value of 10% adverse change	$(2,122)
Impact on fair value of 20% adverse change	$(4,040)
Estimated prospective annual cost to service loans (weighted average)	0.12%
Impact on fair value of 10% adverse change	$(4,801)
Impact on fair value of 20% adverse change	$(9,602)
Discount rate	12.0%
Impact on fair value of 10% adverse change	$(1,711)
Impact on fair value of 20% adverse change	$(3,298)

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

Servicing assets are evaluated periodically for impairment based on the fair value of those rights. Seventeen risk tranches are used in evaluating servicing rights for impairment, segregated primarily by interest rate stratum within original term to maturity categories with additional stratum for less uniform account types.

Activity in mortgage servicing assets is summarized as follows:

	Year Ended September 30,
	2010	2009	2008
Balance—beginning of year	$41,375	$41,526	$41,064
Additions from loan securitizations/sales	6,638	9,876	5,312
Amortization	(9,388)	(9,976)	(4,882)
Net change in valuation allowance	33	(51)	32

Balance—end of year	$38,658	$41,375	$41,526

Fair value of capitalized amounts	$47,733	$56,240	$84,739

The Company receives annual servicing fees ranging from 0.12% to 0.31% of the outstanding loan balances. Servicing income, net of amortization of capitalized servicing assets, included in Non-interest income, amounted to $16,885 in 2010, $16,504 in 2009 and $21,524 in 2008. The unpaid principal balance of mortgage loans serviced for others was approximately $7,043,946, $7,497,165 and $6,932,111 at September 30, 2010, 2009 and 2008, respectively.

7. PREMISES, EQUIPMENT AND SOFTWARE, NET

Premises, equipment and software at cost are summarized as follows:

	September 30,
	2010	2009
Land	$7,777	$7,459
Office buildings	71,916	70,397
Furniture, fixtures and equipment	32,860	32,160
Software	15,026	14,536
Leasehold improvements	9,595	9,645

	137,174	134,197
Less accumulated depreciation and amortization	(74,489)	(69,063)

Total	$62,685	$65,134

During the years ended September 30, 2010, 2009 and 2008, depreciation and amortization expense on premises, equipment, and software was $6,625, $6,961 and $6,270, respectively.

The Company leases certain of its branches under renewable operating lease agreements. Future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more consisted of the following at September 30, 2010:

Years Ending September 30,
2011	$4,341
2012	4,109
2013	3,859
2014	2,806
2015	2,118
Thereafter	5,936

During the years ended September 30, 2010, 2009 and 2008, rental expense was $5,681, $5,540 and $4,974, respectively.

The Company, as lessor, leases certain commercial office buildings. The Company anticipates receiving future minimum payments of the following as of September 30, 2010:

Years Ending September 30,
2011	$2,569
2012	325

During the years ended September 30, 2010, 2009, and 2008, rental income was $2,569, $2,569 and $2,554, respectively. This income appears in other Non-interest income in the accompanying statements.

8. ACCRUED INTEREST RECEIVABLE

Accrued interest receivable is summarized as follows:

	September 30,
	2010	2009
Investment securities	$1,825	$1,856
Loans	34,456	36,509
Other	1	0

Total	$36,282	$38,365

9. DEPOSITS

Deposit account balances are summarized by interest rate as follows:

	Stated Interest Rate	September 30,
		2010		2009
		Amount	Percent	Amount	Percent
Negotiable order of withdrawal accounts	0.00–0.65%	$967,645	10.9%	$987,525	11.5%
Savings accounts	0.00–1.39	1,579,065	17.9	1,227,326	14.3

Subtotal		2,546,710	28.8	2,214,851	25.8

Certificates of deposit	0.00–0.99	859,341	9.7	11,150	0.1
	1.00–1.99	1,767,511	20.0	2,012,937	23.5
	2.00–2.99	894,421	10.1	1,142,380	13.4
	3.00–3.99	970,218	11.0	1,031,596	12.0
	4.00–4.99	827,797	9.3	1,135,824	13.3
	5.00–5.99	978,291	11.0	990,213	11.6
	6.00 and above	6,006	0.1	27,561	0.3

		6,303,585	71.2	6,351,661	74.2

Subtotal		8,850,295	100.0	8,566,512	100.0
Accrued interest		1,646	0.0	3,994	0.0

Total deposits		$8,851,941	100.0%	$8,570,506	100.0%

At September 30, 2010 and 2009, the weighted average interest rate was 0.6% and 1.0% on savings accounts, respectively; 0.4% and 0.6% on negotiable order of withdrawal accounts, respectively; 2.9% and 3.3% on certificates of deposit, respectively; and 2.2% and 2.7% on total deposits, respectively.

The aggregate amount of certificates of deposit in denominations of $100 or more totaled approximately $2,055,759 and $1,978,476 at September 30, 2010 and 2009, respectively. Prior to October 3, 2008, amounts over $100 were not insured by the Federal Deposit Insurance Corporation except that effective April 1, 2006, federal law expanded the coverage for self-directed retirement accounts up to $250. On October 3, 2008, the Emergency Economic Stabilization Act of 2008 temporarily (until December 31, 2013) raised the base limit on federal deposit insurance coverage from $100 to $250 per depositor. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law, which, in part, permanently increased the maximum amount of deposit insurance to $250 per depositor, retroactive to January 1, 2009. The Company does not have any brokered deposits.

The scheduled maturity of certificates of deposit is as follows:

	September 30, 2010
	Amount	Percent
12 months or less	$2,797,038	44.3%
13 to 24 months	1,408,650	22.3%
25 to 36 months	957,964	15.2%
37 to 48 months	299,455	4.8%
49 to 60 months	552,779	8.8%
Over 60 months	287,699	4.6%

Total	$6,303,585	100.0%

Interest expense on deposits is summarized as follows:

	Year Ended September 30,
	2010	2009	2008
Certificates of deposit	$189,796	$229,211	$259,997
Negotiable order of withdrawal accounts	5,485	9,145	31,231
Savings accounts	13,181	16,135	37,571

Total	$208,462	$254,491	$328,799

10. BORROWED FUNDS

Federal Home Loan Bank (FHLB) borrowings at September 30, 2010 are summarized in the table below:

	September 30,
	2010		2009
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Maturing in:
2011	$15,000	1.98%	$15,000	1.98%
2012	3,000	1.97%	3,000	1.97%
2013	4,000	2.95%	4,000	2.95%
2014	35,000	2.92%	35,000	2.92%
2015	3,000	3.34%	3,000	3.34%
2016	10,000	3.27%	10,000	3.27%

Total FHLB Advances	70,000	2.75%	70,000	2.75%
Accrued interest	158		158

Total	$70,158		$70,158

The Association’s maximum borrowing capacity at the FHLB, under the most restrictive measure, was $910,021 and $898,455 respectively, at September 30, 2010 and 2009. Pursuant to collateral agreements with FHLB, advances are secured by a blanket lien on qualifying first mortgage loans. Our capacity limit for additional borrowings from the FHLB Cincinnati was $1,196,909 and $1,542,326 at September 30, 2010 and September 30, 2009, respectively, subject to satisfaction of the FHLB Cincinnati common stock ownership requirement. The terms of the advances include various restrictive covenants including limitations on the acquisition of additional debt in excess of specified levels. As of September 30, 2010, the Association was in compliance with all such covenants. The Association’s borrowing capacity at the Federal Reserve Discount Window was $360,309 at September 30, 2010.

11. OTHER COMPREHENSIVE LOSS

The following table represents the components of other comprehensive income (loss) and the related tax effect allocated to component:

	Before Tax Amount	Tax Effect	Net of Tax
2008
Unrealized gain/(loss) from available-for-sale securities:
Net unrealized gain/(loss) arising during the year	$2,986	$(1,045)	$1,941
Reclassification adjustment for realized (gains)/losses included in net income	(2,401)	840	(1,561)

Net unrealized gain/(loss) from securities, net of reclassification adjustment	585	(205)	380

Defined benefit plan:
Newly established net gain (loss) and prior service cost (credit)	(4,595)	1,608	(2,987)
Reclassification adjustment of prior service costs and actuarial loss included in income	374	(131)	243

Newly established net gain (loss) and prior service cost (credit), net of reclassification adjustment	(4,221)	1,477	(2,744)

Other comprehensive loss	$(3,636)	$1,272	$(2,364)

2009
Unrealized gain/(loss) from available-for-sale securities:
Net unrealized gain/(loss) arising during the year	$128	$(45)	$83
Reclassification adjustment for realized (gains)/losses included in net income	0	0	0

Net unrealized gain/(loss) from securities, net of reclassification adjustment	128	(45)	83

Defined benefit plan:
Newly established net gain (loss) and prior service cost (credit)	(15,275)	5,346	(9,929)
Reclassification adjustment of prior service costs and actuarial loss included in income	815	(285)	530

Newly established net gain (loss) and prior service cost (credit), net of reclassification adjustment	(14,460)	5,061	(9,399)

Other comprehensive loss	$(14,332)	$5,016	$(9,316)

2010
Unrealized gain/(loss) from available-for-sale securities:
Net unrealized gain/(loss) arising during the year	$(230)	$80	$(150)
Reclassification adjustment for realized (gains)/losses included in net income	0	0	0

Net unrealized gain/(loss) from securities, net of reclassification adjustment	(230)	80	(150)

Defined benefit plan:
Newly established net gain (loss) and prior service cost (credit)	(2,061)	721	(1,340)
Reclassification adjustment of prior service costs and actuarial loss included in income	2,088	(731)	1,357

Newly established net gain (loss) and prior service cost (credit), net of reclassification adjustment	27	(10)	17

Other comprehensive loss	$(203)	$70	$(133)

12. INCOME TAXES

The components of the income tax provision are as follows:

	Year Ended September 30,
	2010	2009	2008
Current tax expense:
Federal	$17,368	$21,097	$24,863
State	47	89	1,236
Deferred tax expense:
Federal	(10,542)	(15,510)	1,106
State	0	0	0

Income tax provision	$6,873	$5,676	$27,205

Reconciliation from tax at the statutory rate to the income tax provision is as follows:

	Year Ended September 30,
	2010	2009	2008
Tax at statutory rate	35.0%	35.0%	35.0%
State tax, net	0.2	0.3	1.0
Insurance related amounts	(12.5)	(11.4)	(3.5)
Change in valuation allowance for deferred tax assets	10.4	4.0	(0.9)
General business credits	(0.2)	(0.2)	(0.1)
Other	4.8	0.6	1.8

Income tax provision	37.7%	28.3%	33.3%

Deferred income tax expense results from temporary differences in the recognition of revenue and expenses for tax and financial statement purposes. The sources of these differences and the tax effect of each were as follows:

	Year Ended September 30,
	2010	2009	2008
Charitable contribution carryforward, net	$3,848	$3,118	$1,979
Loan loss reserve	(7,753)	(17,200)	1,343
Deferred loan fees	(1,388)	284	1,185
FHLB stock basis difference	0	0	486
Mortgage servicing rights	591	1,037	308
Property basis difference	(385)	340	132
ESOP plan	(349)	(374)	4
Pending REIT dividend	(3,439)	(638)	(3,591)
Deferred compensation	(1,256)	(1,646)	(1,393)
Private equity funds	117	(476)	(95)
Other	(528)	45	748

Deferred Income tax provision (benefit)	$(10,542)	$(15,510)	$1,106

Temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities that gave rise to significant portions of net deferred taxes relate to the following:

	September 30,
	2010	2009
Deferred tax assets:
Charitable contribution carryforward	$9,169	$11,117
Loan loss reserve	32,300	24,547
Deferred compensation	5,468	4,212
Pension liability	9,771	9,780
Property, equipment and software basis difference	2,115	1,730
Other	2,037	1,034

Gross deferred tax assets	60,860	52,420
Valuation allowance—charitable contribution carryforward	(5,900)	(4,000)

Total deferred tax assets	54,960	48,420

Deferred tax liabilities:
FHLB stock basis difference	7,695	7,695
Pending REIT dividend	3,049	6,488
Mortgage servicing rights	4,797	4,205
Goodwill	2,338	2,044
Other	2,937	4,458

Total deferred tax liabilities	20,816	24,890

Net deferred tax asset	$34,144	$23,530

In the accompanying statement of condition the net deferred tax asset is included in Other assets.

A valuation allowance is established to reduce the deferred tax assets if it is more likely than not that the related tax benefits will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. At September 30, 2010, the Company had a charitable contribution carryforward of approximately $26,197 which expires September 30, 2012. Based upon projections of future taxable income for the periods in which the temporary difference is expected to remain deductible, management believes it is more likely than not that the Company will utilize the deferred tax asset, net of the valuation allowance of $5,900 at September 30, 2010.

Retained earnings at September 30, 2010 and 2009 included approximately $104,861 for which no provision for federal income tax has been made. This amount represents allocations of income during years prior to 1988 to bad debt deductions for tax purposes only. These qualifying and nonqualifying base year reserves and supplemental reserves will be recaptured into income in the event of certain distributions and redemptions. Such recapture would create income for tax purposes only, which would be subject to the then current corporate income tax rate. However, recapture would not occur upon the reorganization, merger, or acquisition of the Company, nor if the Company is merged or liquidated tax-free into a bank or undergoes a charter change. If the Company fails to qualify as a bank or merges into a nonbank entity, these reserves will be recaptured into income.

The Company adopted the provisions of Accounting for Uncertainty in Income Taxes, codified within FASB ASC 740 “Income Taxes”, on October 1, 2007. FASB ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement for a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FASB ASC 740 are to be applied to all tax positions upon initial adoption of the standard. Tax positions must meet a more-likely-than-not recognition threshold at the effective date in order for the related tax benefit to be recognized or continue to be recognized upon adoption of FASB ASC 740. The implementation of FASB ASC 740 did not have an effect on the Company’s financial statements. As of September 30, 2010, 2009 and 2008, there were no unrecognized tax benefits. The Company does not anticipate the total amount of unrecognized tax benefits to significantly change within the next 12 months. The Company recognizes interest and penalties on income tax assessments or income tax refunds, where applicable, in the financial statements as a component of its provision for income taxes. There were no amounts for interest and penalties for the years ended September 30, 2010, 2009 and 2008 and no amounts accrued at September 30, 2010 and 2009.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and city jurisdictions. With few exceptions the Company is no longer subject to federal and state income tax examinations for tax years prior to 2005. The State of Ohio has examined the Association through 2006 with no adjustment.

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

The following table sets forth the change in projected benefit obligation for the defined benefit plan:

	September 30,
	2010	2009
Projected benefit obligation at beginning of year	$69,009	$51,735
Service cost	3,980	3,214
Interest cost	3,576	3,450
Actuarial (gain)/loss	3,393	11,212
Benefits paid	(667)	(602)

Projected benefit obligation at end of year	$79,291	$69,009

Changes in certain actuarial assumptions, including a lower discount rate, increased the projected benefit obligation at September 30, 2010 by $2,663.

The following table reconciles the beginning and ending balances of the fair value of plan assets and presents the funded status of the Plan recognized in the statement of condition at the September 30 measurement date:

	September 30,
	2010	2009
Fair value of plan assets at beginning of the year	$39,125	$37,797
Actual return on plan assets	4,233	(1,170)
Employer contributions	3,493	3,100
Benefits paid	(667)	(602)

Fair value of plan assets at end of year	$46,184	$39,125

Funded status of the plan—asset/(liability)	$(33,107)	$(29,884)

At September 30, 2010 and 2009, the accumulated benefit obligation under the Plan was $60,549 and $55,872, respectively. At September 30, 2010, the fair value of plan assets was deficient by $14,365 while at September 30, 2009, the fair value of plan assets was deficient by $16,747.

The components of net periodic benefit cost recognized in the statement of income are as follows:

	Year ended September 30,
	2010	2009	2008
Service cost	$3,980	$3,214	$3,791
Interest Cost	3,576	3,450	3,017
Expected return on plan assets	(2,902)	(2,893)	(3,233)
Amortization of net loss	2,149	876	435
Amortization of prior service cost	(61)	(61)	(61)

Net periodic benefit cost	$6,742	$4,586	$3,949

Plan assets carried at fair value are classified into one of the three levels of the fair value hierarchy based on an assessment of inputs used in the valuation techniques. See Note. 16 Fair Value for additional information about fair value measurements, the fair value hierarchy, and a description of the inputs used within each level of the hierarchy.

Plan assets consist of pooled separate accounts that invest in mutual funds, equity securities, debt securities, or real estate investments. The fair values of the underlying investments are used to determine the net asset value (“NAV”) of each pooled separate account. The fair value of public bonds and actively traded private securities are obtained from third-party pricing services using quoted prices of identical assets. The fair value of private placement and fixed income securities is estimated by third-party pricing services utilizing pricing models that incorporate benchmark curves and observable market data for investments with similar features. Market rates used are indicative, based on the yield, credit quality and average maturity of each security. One separate account invests in real estate, for which the fair value of the underlying real estate is based on unobservable inputs. The fair values of these investments are estimated based on income streams of typically 10 years followed by presumed sales, discounted at a risk adjusted rates; the replacement cost of the buildings; or recent sales transactions adjusted for dissimilarities between the properties. Each property is appraised annually by an independent appraiser.

The following table presents the fair value of plan assets by asset category at the measurement date.

	September 30, 2010	Recurring Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
U.S. large cap equity portfolios	$16,345	$0	$16,345	$0
U.S. small/mid cap equity portfolios	4,169	0	4,169	0
International equity portfolios	6,857	0	6,857	0
Debt securities(1)	16,123	0	16,123	0
Real estate investments portfolios	2,690	0	989	1,701

Total	$46,184	$0	$44,483	$1,701

1)	Includes pooled separate accounts that invest mainly in fixed income securities such as corporate bonds, asset backed securities, commercial mortgage backed securities and government bonds or in a single mutual fund.

The reconciliation for plan assets measured at fair value using significant unobservable inputs (Level 3) for the year ending September 30, 2010 is presented below:

Real estate investments portfolios
Fair value at September 30, 2009	$1,612
Actual return gains (losses) on plan assets
Relating to assets still held at the reporting date	89
Relating to assets sold during the period	0
Purchases, sales and settlements	0
Transfers in (out) of Level 3	0

Fair value at September 30, 2010	$1,701

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

The following additional information is provided with respect to the Plan:

	September 30,
	2010	2009	2008
Assumptions and dates used to determine benefit obligations:
Discount rate	5.10%	5.40%	7.00%
Rate of compensation increase	4.62	4.66	4.66
Census date	1/1/2010	1/1/2009	1/1/2008

Assumptions used to determine net periodic benefit cost
Discount rate	5.40%	7.00%	6.10%
Long-term rate of return on plan assets	8.00	8.00	8.00
Rate of compensation increase (graded scale)	4.66	4.66	4.62

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

The following table provides estimates of expected future benefit payments during each of the next five fiscal years, as well as in the aggregate for years six through ten. Additionally, the table includes the expected employer contribution during the next fiscal year:

Expected Benefit Payments During the Fiscal Years Ending September 30:
2011	$4,250
2012	3,870
2013	4,420
2014	4,590
2015	3,910
Aggregate expected benefit payments during the five fiscal year period beginning October 1, 2016, and ending September 30, 2020	$23,800
Minimum employer contributions expected to be paid during the fiscal year ending September 30, 2011	$5,776

Effective September 30, 2006, the Company adopted the provisions of FASB ASC 715 “Compensation— Retirement Benefits” which require an employer to recognize the funded status of its Plan in the statement of financial condition by a charge to AOCI. AOCI includes the following items that have not yet been recognized as components of net periodic benefit cost as of the measurement date (There was no transition obligation at any date):

	Year ended September 30,
	2010	2009	2008
Net actuarial loss	$28,260	$28,347	$13,947
Prior service cost (benefit)	(343)	(404)	(465)

Net amount recognized in AOCI	$27,917	$27,943	$13,482

The Company expects that $(61) of prior service cost (benefit) and $1,751 of net actuarial losses will be recognized as components of net periodic benefit cost during the fiscal year ended September 30, 2011.

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

The total of the Company’s matching and discretionary contributions related to the plan for the years ended September 30, 2010, 2009 and 2008 was $2,014, $1,894 and $1,814 respectively.

Other Deferred Compensation—The Company also maintains an Executive Retirement Benefit Plan, which provides additional retirement benefits to certain key associates, as designated by the board of directors. The total cost related to the Executive Retirement Benefit Plan was $38 in 2010, $29 in 2009 and $400 in 2008. Future contributions will consist of interest on the vested balance.

The Company also maintains several other non-qualified defined contribution plans for certain key associates. Awards granted and participation in these plans are at the discretion of the board of directors. The total expense relating to these plans amounted to $166 in 2010, $271 in 2009 and $317 in 2008.

Employee (Associate) Stock Ownership Plan (“ESOP”)—The Company established an ESOP for its employees effective January 1, 2006. The ESOP is a tax-qualified plan designed to invest primarily in the Company’s common stock and provides employees with an opportunity to receive a funded retirement benefit, based primarily on the value of the Company’s common stock. The ESOP covers all eligible employees of the Company and its wholly-owned subsidiaries. Employees are eligible to participate in the ESOP after attainment of age 18, completion of 1,000 hours of service, and employment on the last day of the plan’s calendar year. Company contributions to the plan are at the discretion of the board of directors. The ESOP is accounted for in accordance with the provisions for stock compensation in FASB ASC 718. Compensation expense for the ESOP is based on the market price of the Company’s stock and is recognized as shares are committed to be released to participants. The total compensation expense related to this plan in the 2010, 2009 and 2008 fiscal year was $6,300, $6,770 and $8,543, respectively.

The ESOP was authorized to purchase, and did purchase, 11,605,824 shares of the Company’s common stock at a price of $10 per share with a 2006 plan year cash contribution and the proceeds of a loan from the

Company to the ESOP. The outstanding loan principal balance as of September 30, 2010 and 2009 was $85,700 and $89,936, respectively. Shares of the Company’s common stock pledged as collateral for the loan are released from the pledge for allocation to participants as loan payments are made. At September 30, 2010, 2,939,029 shares have been allocated to participants and 396,825 shares were committed to be released. Shares that are committed to be released will be allocated to participants at the end of the plan year (December 31). ESOP shares that are unallocated or not yet committed to be released totaled 8,269,970 at September 30, 2010, and had a fair market value of $76,001.

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

During the year ended September 30, 2010, the Compensation and Benefits Committee approved the issuance of an additional 441,500 stock options to certain officers and employees of the company and 135,800 restricted stock units to certain officers and directors of the company. The awards were made pursuant to the shareholder approved 2008 Equity Incentive Plan.

FASB ASC 718 requires the Company to report as a financing cash flow the benefits of realized tax deductions in excess of the deferred tax benefits previously recognized for compensation expense. The excess tax benefit for 2010 and 2009 was $57 and $171, respectively. There was no excess tax benefit in fiscal 2008.

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

During the years ended September 30, 2010, 2009 and 2008, the Company recorded $6,841, $6,399 and $3,247, respectively, of share-based compensation expense, comprised of stock option expense of $2,632 and $2,257, respectively and restricted stock units expense of $4,209, $4,142 and $2,721, respectively. The tax benefit recognized related to share-based compensation expense was $1,527, $2,240 and $1,136, respectively.

The following is a summary of the status of the Company’s restricted stock units as of September 30, 2010 and changes therein during the year then ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Outstanding at September 30, 2009	1,701,150	$11.75
Granted	135,800	14.00
Exercised	(80,000)	11.77
Forfeited	(47,500)	11.74

Outstanding at September 30, 2010	1,709,450	$11.93

Vested and exercisable, at September 30, 2010	12,550	$11.96
Vested and expected to vest, at September 30, 2010	1,704,952	$11.93

The total fair value of restricted stock units vested during the years ended September 30, 2010, 2009 and 2008 was $1,089, $1,693, and $0, respectively. Expected future compensation expense relating to the non-vested restricted stock units at September 30, 2010 is $11,844 over a weighted average period of 4.11 years.

The following is a summary of the Company’s stock option activity and related information for the Equity Plan for the year ended September 30, 2010:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at September 30, 2009	4,608,175	$11.76	8.9	$623
Granted	441,500	14.00
Exercised	0	0.00
Forfeited	(18,750)	11.74		9

Outstanding at September 30, 2010	5,030,925	$11.96	8.1	$0

Vested and exercisable at September 30, 2010	149,866	$11.96	8.6	$0
Vested or expected to vest at September 30, 2010	5,000,709	$11.96	8.1	$0

The fair value of the option grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2010	2009
Expected dividend yield	2.00%	2.34%
Expected volatility	25.30%	23.00%
Risk-free interest rate	2.52%	2.69%
Expected option term	6.0 years	6.5 years

The expected dividend yield was estimated based on the current annualized dividend payout of $0.28 per share, which was not expected to change. Subsequent to the grant, dividends have been suspended as of June 30, 2010. Volatility of the company’s stock was used in the estimation of fair value. Due to a lack of historical data management estimated the expected life of the options using the simplified method allowed under SEC Staff Accounting Bulletin (SAB) 110, which expresses the views of the SEC regarding the use of a “simplified” method, as discussed in SAB No. 107. The five and seven year Treasury yield in effect at the time of the grant provides the risk-free rate of return for periods within the expected term of the options.

The weighted average grant date fair value of options granted during the years ended September 30, 2010, 2009, and 2008 were $3.17, $2.38, and $3.10 per share, respectively. Expected future compensation expense relating to the non-vested options outstanding as of September 30, 2010 is $9,789 over a weighted average period of 3.94 years. Upon exercise of vested options, management expects to draw on treasury stock as the source of the shares. At September 30, 2010, the number of common shares authorized for award under the Equity Plan was 23,000,000, of which 16,039,625 shares remain available for future award.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates of 60 to 360 days or other termination clauses and may require payment of a fee. Since some of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At September 30, 2010, the Company had commitments to originate loans as follows:

Fixed-rate mortgage loans	$249,050
Adjustable-rate mortgage loans	470,754
Equity loans and lines of credit including bridge loans	1,722

Total	$721,526

At September 30, 2010, the Company had unfunded commitments outstanding as follows:

Equity lines of credit	$2,123,210
Construction loans	45,009
Private equity investments	13,913

Total	$2,182,132

The Company provides mortgage reinsurance on certain mortgage loans in its own portfolio, including Home Today loans and loans in its servicing portfolio through contracts with two primary mortgage insurance companies. Under these contracts, the Company absorbs mortgage insurance losses in excess of a specified percentage of the principal balance of a given pool of loans, subject to a contractual limit, in exchange for a portion of the pools’ mortgage insurance premiums. At September 30, 2010, the maximum losses under the reinsurance contracts were limited to $15,551. The Company has incurred $1,587 of losses under these reinsurance contracts and has provided a liability for the remaining estimated losses totaling $5,082 as of September 30, 2010. Management believes it has made adequate provision for estimated losses.

In management’s opinion, the above commitments will be funded through normal operations.

At September 30, 2010 the Company had no commitments to securitize and sell mortgage loans and $40,000 at September 30, 2009.

16. FAIR VALUE

The Company follows the guidance provided by FASB Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements” (ASC 820) as they apply to assets and liabilities measured on a recurring basis and to all financial assets and financial liabilities and FASB ASC 825, “The Fair Value Option for Financial Assets and Financial Liabilities” (ASC 825). On October 1, 2009, the Company adopted the provisions of ASC 820 as they apply to nonfinancial assets and nonfinancial liabilities measured at fair value on a non-recurring basis.

As defined in ASC 820, fair value is the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. Under a fair value framework established by U.S. GAAP, assets and liabilities measured at fair value are grouped into three levels of a fair value hierarchy, based on the transparency of inputs and the reliability of assumptions used to estimate fair value. The Company’s policy is to recognize transfers between levels of the hierarchy as of the end of the quarter in which the transfer occurs. The three levels of inputs are defined as follows:

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

At September 30, 2010 and September 30 2009, loans held for sale subject to pending securitization contracts had a fair value of $0 and $40,436 and an aggregate outstanding principal balance of $0 and $40,000. For the twelve months ended September 30, 2010 and 2009, respectively, net gain on the sale of loans includes $204 of net losses and $204 of net gains related to changes during the period in the fair value of loans held for sale subject to pending securitization contracts that are fully offset by an equal amount of gains and losses on the derivative securitization contracts. Interest income on mortgage loans held for sale is recorded in interest income on loans. Mortgage loans held for sale not included in securitization contracts continue to be recorded at the lower of cost or fair value. At September 30, 2010 and September 30, 2009, these loans were reported at cost, $25,027 and $20,734, respectively.

Presented below is a discussion of the methods and significant assumptions used by the Company to estimate fair value.

Investment Securities Available for Sale—Investment securities available for sale are recorded at fair value on a recurring basis. At September 30, 2010 and September 30, 2009, respectively, this includes $15,857 and $14,386 of sequentially structured, highly liquid collateralized mortgage obligations (CMOs) issued by Fannie Mae, Freddie Mac, and Ginnie Mae and $8,762 and $9,048 of secured institutional money market deposits insured by the FDIC up to the current coverage limits, with any excess collateralized by the holding institution. Both are measured using the market approach. The fair value of the CMOs is obtained from third party independent nationally recognized pricing services using pricing models or quoted prices of securities with similar characteristics and is included in Level 2 of the hierarchy. The carrying amount of the money market deposit accounts is considered a reasonable estimate of their fair value because they are cash deposits in interest bearing accounts valued at par. These accounts are included in Level 1 of the hierarchy.

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

The fair value of the collateral for a collateral-dependent loan is estimated using a drive-by exterior appraisal. If an exterior appraisal is not available, a broker price opinion (“BPO”) or a commercially available automated valuation model (“AVM”) is obtained.

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

Updated property valuations are obtained for all collateral-dependent impaired loans that become contractually 180 days past due, except that updated appraisals are obtained for equity lines of credit, equity loans, bridge loans, and loans modified in troubled debt restructurings that become contractually 90 days past due. Subsequently, annual updated appraisals are obtained for all loans that remain delinquent.

To calculate impairment of the collateral-dependent loan, the fair market values provided by drive-by exterior appraisals, BPO’s, and AVMs are generally reduced by a calculated cost to sell derived from historical experience and recent market conditions to reflect our average net proceeds. A valuation allowance is recorded by a charge to income for any indicated impairment loss. When no impairment loss is indicated, the carrying amount is considered to approximate the fair value of that loan to the Company because contractually that is the maximum recovery the Company can expect. Loans individually evaluated for impairment based on the fair value of the collateral are included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis.

Loans held for investment that have been restructured in troubled debt restructurings and are performing according to the modified terms of the loan agreement are individually evaluated for impairment using the present value of future cash flows based on the loan’s effective interest rate, which is not a fair value measurement. At September 30, 2010 and 2009, respectively, this included $122,971 and $44,586 of loans with related allowances for loss of $5,086 and $1,791.

Real Estate Owned—Real estate owned includes real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of acquisition cost or fair value less estimated costs to sell. Fair value is estimated under the market approach using independent third party appraisals. As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions. At September 30, 2010, there was $9,421 of real estate owned included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis; the acquisition costs exceeded the fair values less estimated costs to sell of these properties. Real estate owned, as reported in the consolidated statements of condition, includes estimated costs to sell of $514 related to these properties. At September 30, 2009, the Company had not yet applied the provisions of ASC 820 to nonfinancial assets and nonfinancial liabilities measured at fair value on a non-recurring basis, including real estate owned.

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

Land held for development—Land held for development includes real estate surrounding the Company’s main office in Cleveland, Ohio, acquired to preserve and redevelop the community. It is carried at the lower of acquisition cost or fair value less estimated costs to sell or develop and is included in Other assets on the Consolidated Statement of Condition. Fair value is estimated under the market approach using values for comparable projects, adjusted by management to reflect current economic and market conditions. At September 30, 2010, there was $2,467 of land held for development included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis. The acquisition costs of these properties exceeded their fair values less estimated cost to sell or develop by $1,500. At September 30, 2009, land held for development was carried at acquisition cost.

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

Assets and liabilities carried at fair value on a recurring basis on the consolidated statements of condition at September 30, 2010 and September 30, 2009 are summarized below.

		Recurring Fair Value Measurements at Reporting Date Using
	September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment securities available for sale:
U.S. government and agency obligations	$7,063	$0	$7,063	$0
REMIC’s	8,794	0	8,794	0
Other	8,762	8,762	0	0

Total	$24,619	$8,762	$15,857	$0

		Recurring Fair Value Measurements at Reporting Date Using
	September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment securities available for sale:
U.S. government and agency obligations	$9,333	$0	$9,333	$0
REMIC’s	5,053	0	5,053	0
Other	9,048	9,048	0	0
Mortgage loans held for sale	40,436	0	40,436	0
Derivatives:
Interest rate lock commitments	318	0	0	318

Total	$64,188	$9,048	$54,822	$318

Liabilities
Derivatives
Forward commitments for the sale of mortgage loans	$204	$0	$204	$0

Total	$204	$0	$204	$0

At September 30, 2010 and 2009, respectively, there were $0 and $318 of derivatives classified within Level 3 of the hierarchy. A net loss of $318 and a net gain of $318 were recorded in other income for the twelve-month periods ended September 30, 2010 and 2009, respectively.

Summarized in the table below are those assets measured at fair value on a nonrecurring basis. This includes loans held for investment that were individually evaluated for impairment except loans modified in troubled debt restructurings that are evaluated for impairment using the present value of future cash flows based on the loan’s effective interest rate, which is not a fair value measurement, properties included in real estate owned that are carried at fair value less estimated costs to sell at the reporting date, land held for development that has a fair value below acquisition cost, and certain stratum of mortgage loan servicing assets that have a fair value below amortized cost. At September 30, 2009, the Company had not yet applied the provisions of ASC 820 to nonfinancial assets and nonfinancial liabilities, such as real estate owned and land held for development, measured at fair value on a nonrecurring basis.

	September 30, 2010	Nonrecurring Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans, net of allowance	$177,895	$0	$0	$177,895
Real estate owned[1]	9,421	0	0	9,421
Land held for development	2,467	0	0	2,467
Mortgage loan servicing assets	237	0	0	237

Total	$190,020	$0	$0	$190,020

[1]	Amounts represent fair value measurements of properties before deducting estimated costs to sell.

	September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans, net of allowance	$149,412	$0	$0	$149,412
Mortgage loan servicing assets	406	0	0	406

Total	$149,818	$0	$0	$149,818

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

	At September 30, 2010		At September 30, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and due from banks	$38,804	$38,804	$20,823	$20,823
Other interest bearing cash equivalents	704,936	704,936	286,223	286,223
Investment securities:
Available for sale	24,619	24,619	23,434	23,434
Held to maturity	646,940	657,076	578,331	587,440
Mortgage loans held for sale	25,027	26,109	61,170	61,790
Loans-net:
Mortgage loans held for investment	9,174,550	9,436,025	9,212,478	9,551,261
Other loans	7,199	8,186	7,107	8,182
Federal Home Loan Bank stock	35,620	35,620	35,620	35,620
Private equity investments	2,327	2,327	4,706	4,706
Accrued interest receivable	36,282	36,282	38,365	38,365
Derivatives	0	0	318	318
Liabilities:
NOW and passbook accounts	$2,546,710	$2,546,710	$2,214,851	$2,214,851
Certificates of deposit	6,305,231	6,548,319	6,355,655	6,553,708
Borrowed funds	70,158	72,829	70,158	70,112
Borrowers’ advances for taxes and insurance	51,401	51,401	48,192	48,192
Principal, interest and escrow owed on loans serviced	284,425	284,425	105,719	105,719
Derivatives	0	0	204	204

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

Private Equity Investments—Private equity investments are initially valued at transaction price. The carrying values are subsequently adjusted when it is considered necessary based, on current performance and market conditions, to reflect exit values. Private equity investments are included in Other assets in the accompanying consolidated statements of condition at fair value.

Deposits—The fair value of demand deposit accounts is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using discounted cash flows and rates currently offered for deposits of similar remaining maturities.

Borrowed Funds—Estimated fair value for borrowed funds is estimated using discounted cash flows and rates currently charged for borrowings of similar remaining maturities.

Accrued Interest Receivable, Borrowers’ Advances for Insurance and Taxes, and Principal, Interest, and Escrow Owed on Loans Serviced—The carrying amount is a reasonable estimate of fair value.

Derivatives—Forward commitments on contracts to deliver mortgage-backed securities and commitments to originate loans to be held for sale are considered derivative investments and are carried at fair value in the accompanying financial statements. Fair value is estimated using quoted secondary market pricing for loan portfolios with similar characteristics.

17. DERIVATIVE INSTRUMENTS

The Company has entered into forward commitments for the sale of mortgage loans principally to protect against the risk of adverse interest rate movements on net income. The Company recognizes the fair value of the contracts when the characteristics of those contracts meet the definition of a derivative. These derivatives are not designated in a hedging relationship; therefore, gains and losses are recognized immediately in the statement of income. In addition, the Company has entered into commitments to originate loans, which when funded, were classified as held for sale. Such commitments meet the definition of a derivative and are not designated in a hedging relationship; therefore, gains and losses are recognized immediately in the statement of income. The Company had no derivatives designated as hedging instruments under FASB ASC 815 at September 30, 2010 or 2009.

The following table provides the location within the Consolidated Statements of Condition and fair values for derivatives not designated as hedging instruments.

	Asset Derivatives
	At September 30, 2010		At September 30, 2009
	Location	Fair Value	Location	Fair Value
Interest rate lock commitments	Other Assets	$0	Other Assets	$318

	Liability Derivatives
	At September 30, 2010		At September 30, 2009
	Location	Fair Value	Location	Fair Value
Forward commitments for the sale of mortgage loans	Other Liabilities	$0	Other Liabilities	$204

The following table summarizes the effect of derivative instruments not designated as hedging instruments.

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Year Ended September 30,
	Location of Gain or (Loss) Recognized in Income	2010	2009	2008
Interest rate lock commitments	Other income	$(318)	$327	$(9)
Forward commitments for the sale of mortgage loans	Net gain on the sale of loans	204	(204)	0

Total		$(114)	$123	$(9)

18. PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following condensed financial statements for TFS Financial Corporation (parent company only) reflect the investments in, and transactions with, its wholly-owned subsidiaries. Intercompany activity is eliminated in the consolidated financial statements.

	September 30,
	2010	2009
Statements of Condition
Assets:
Cash and due from banks	$198	$93
Investment securities—available for sale	0	2,004
Mortgage backed securities—available for sale	1,907	0
Mortgage loans held for investment	46	50
Other loans:
Demand loan due from Third Federal Savings and Loan	300,401	304,725
Employee Stock Ownership Plan (ESOP) loan receivable	85,700	89,936
Accrued interest receivable	877	292
Investments in:
Third Federal Savings and Loan	1,328,803	1,306,484
Non-thrift subsidiaries	73,163	71,075
Prepaid federal and state income taxes	0	321
Deferred income taxes	3,500	7,275
Other assets	6,192	7,049

Total assets	$1,800,787	$1,789,304

Liabilities and shareholders’ equity:
Line of credit due non-thrift subsidiary	$47,246	$42,871
Accrued expenses and other liabilities	485	568
Accrued Federal and state income taxes	159	0

Total liabilities	47,890	43,439

Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	0	0
Common stock, $0.01 par value, 700,000,000 shares authorized; 332,318,750 shares issued; 308,395,000 and 308,476,400 outstanding at September 30, 2010 and September 30, 2009, respectively	3,323	3,323
Paid-in capital	1,686,062	1,679,000
Treasury Stock, at cost; 23,923,750 and 23,842,350 shares at September 30, 2010 and September 30, 2009, respectively	(288,366)	(287,514)
Unallocated ESOP shares	(82,699)	(87,896)
Retained earnings—substantially restricted	452,633	456,875
Accumulated other comprehensive loss	(18,056)	(17,923)

Total shareholders’ equity	1,752,897	1,745,865

Total liabilities and shareholders’ equity	$1,800,787	$1,789,304

	Years Ended September 30,
	2010	2009	2008
Statements of Income
Interest income:
Loans, including amortization of deferred costs	$5	$7	$8
Demand loan due from Third Federal Savings and Loan	432	903	14,260
ESOP loan	2,820	3,914	7,380
Mortgage backed securities—available for sale	3	0	0
Investment securities—available for sale	35	83	83
Other interest earning assets	0	0	4

Total interest income	3,295	4,907	21,735

Interest expense:
Borrowed funds from non-thrift subsidiaries	290	439	1,093

Total interest expense	290	439	1,093

Net interest income	3,005	4,468	20,642

Non-interest income:
Intercompany service charges	600	600	678
Other	3	0	0

Total other income	603	600	678

Non-interest expenses:
Salaries and employee benefits	4,607	4,655	4,663
Professional services	645	704	1,644
Office property and equipment	13	13	13
Contribution to charitable foundation	0	0	1
Other operating expenses	330	399	382

Total non-interest expenses	5,595	5,771	6,703

Income (loss) before income taxes	(1,987)	(703)	14,617
Income tax expense (benefit)	696	(1,129)	5,082

Income (loss) before undistributed earnings of subsidiaries	(2,683)	426	9,535
Equity in undistributed earnings of subsidiaries:
Third Federal Savings and Loan	11,933	11,746	42,884
Non-thrift subsidiaries	2,088	2,223	2,071

Net income	$11,338	$14,395	$54,490

	Years Ended September 30,
	2010	2009	2008
Cash flows from operating activities
Net income	$11,338	$14,395	$54,490
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed (earnings) loss of subsidiaries:
Third Federal Savings and Loan	(11,933)	(11,746)	(42,884)
Non-thrift subsidiaries	(2,088)	(2,224)	(2,071)
Deferred income taxes	3,781	3,038	1,303
Stock-based compensation expense	2,632	2,508	2,181
Net (increase) decrease in interest receivable and other assets	593	4,217	(2,999)
Net increase (decrease) in accrued expenses and other liabilities	77	(523)	(4,799)
Other	10	(3)	(2)

Net cash provided by operating activities	4,410	9,662	5,219

Cash flows from investing activities
Principal collected on loans, net of originations	4	31	4
Proceeds from principal repayments and maturities of securities available for sale	4,164	0	0
Purchase of securities available for sale	(4,094)	0	0
Decrease in balances lent to Third Federal Savings and Loan	4,324	107,435	80,087
Dividends from insured thrift institution subsidiaries	0	0	100,000

Net cash provided by investing activities	4,398	107,466	180,091

Cash flows from financing activities
Principal reduction of ESOP loan	4,236	5,125	11,469
Purchase of treasury shares	(1,810)	(103,144)	(186,047)
Dividends paid to common stockholders	(15,561)	(19,677)	(13,803)
Excess tax benefit related to stock-based compensation	57	171	0
Net increase in borrowings from non-thrift subsidiaries	4,375	339	3,111

Net cash used in financing activities	(8,703)	(117,186)	(185,270)

Net increase (decrease) in cash and cash equivalents	105	(58)	40
Cash and cash equivalents—beginning of year	93	151	111

Cash and cash equivalents—end of year	$198	$93	$151

19. EARNINGS PER SHARE

In connection with the April 2007 initial public stock offering, the Holding Company declared and distributed to Third Federal Savings, MHC a stock dividend of 227,118,132 shares which, when added to the 1,000 shares of Holding Company stock previously owned by Third Federal Savings, MHC, resulted in a total of 227,119,132 shares owned by Third Federal Savings, MHC. For purposes of computing earnings per share amounts prior to the offering date, the 227,119,132 shares currently held by Third Federal Savings, MHC are assumed to have been outstanding in all prior periods. For periods subsequent to the offering date, outstanding shares include shares held by Third Federal Savings, MHC, shares held by the Third Federal Foundation, shares held by the ESOP, and shares sold to subscribers except that shares held by the ESOP that have not been allocated to participants or committed to be released for allocation to participants are excluded from the computations. As of September 30, 2010, the ESOP held 8,269,970 shares that were neither allocated to participants nor committed to be released to participants.

The following is a summary of the Company’s earnings per share calculations.

	For the year ended September 30, 2010
	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$11,338
Less: income allocated to restricted stock units	334

Basic earnings per share:
Income available to common shareholders	$11,004	299,795,588	$0.04

Diluted earnings per share:
Effect of dilutive potential common shares		457,325

Income available to common shareholders	$11,004	300,252,913	$0.04

	For the year ended September 30, 2009
	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$14,395
Less: income allocated to restricted stock units	433

Basic earnings per share:
Income available to common shareholders	$13,962	301,227,599	$0.05

Diluted earnings per share:
Effect of dilutive potential common shares		364,806

Income available to common shareholders	$13,962	301,592,405	$0.05

	For the year ended September 30, 2008
	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$54,490
Less: income allocated to restricted stock units	118

Basic earnings per share:
Income available to common shareholders	$54,372	319,386,915	$0.17

Diluted earnings per share:
Effect of dilutive potential common shares		115,179

Income available to common shareholders	$54,372	319,502,094	$0.17

20. RELATED PARTY TRANSACTIONS

The Company, through an indirect, majority-owned subsidiary, received real estate and management services from an entity under the control of a Director. His directorship ended February 25, 2010. Management fees of $693, $693, and $690 were paid to the entity under the control of the former Director for the years ended September 30, 2010, 2009, and 2008, respectively.

The Company has made loans and extensions of credit, in the ordinary course of business, to certain Directors. These loans were under normal credit terms, including interest rate and collateralization, and do not represent more than the normal risk of collection. The aggregate amount of loans to such related parties at September 30, 2010 and 2009 was $836 and $1,341, respectively. None of these loans were past due, considered impaired or on nonaccrual at September 30, 2010.

21. RECENT ACCOUNTING PRONOUNCEMENTS

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

FASB ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” removed the requirement for SEC filers to disclose the date through which subsequent events have been evaluated to remove potential conflicts with SEC literature. This update was issued, effective, and adopted by the Company in February 2010.

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

FASB ASC Subtopic 810-10, the consolidation guidance related to variable interest entities (“VIEs”), was amended to modify the approach used to evaluate VIEs and add disclosure requirements about an enterprise’s involvement with VIEs. These provisions are effective at the beginning of an entity’s annual reporting period that begins after November 15, 2009 and for interim periods within that period. The Company will adopt the amendments to the consolidation guidance related to variable interest entities on October 1, 2010 and does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

FASB ASC Topic 860, “Transfers and Servicing,” was amended to eliminate the concept of a “qualifying special-purpose entity” and change the requirements for derecognizing financial assets. The amendment requires additional disclosures intended to provide greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. This updated guidance is effective for fiscal years beginning after November 15, 2009. The Company will adopt the amendments to Transfers and Servicing on October 1, 2010 and does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

FASB ASC 715-20-65, “Compensation—Retirement Benefits,” expands the disclosure requirements for plan assets of defined benefit pensions or other postretirement plans. For plans subject to this statement, entities are required to provide more detailed information about (1) investment policies and strategies, (2) categories of plan assets, (3) fair value measurements of plan assets, and (4) significant concentrations of risk. The expanded disclosures required by FASB ASC 715-20-65 are effective for financial statements issued for fiscal years ending after December 15, 2009; they are included in Note. 13 Employee Benefit Plans.

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

22. SELECTED QUARTERLY DATA (UNAUDITED)

The following tables are a summary of certain quarterly financial data for the fiscal years ended September 30, 2010 and 2009.

	Fiscal 2010 Quarter Ended
	December 31	March 31	June 30	September 30
	(In thousands, except per share data)
Interest income	$112,803	$110,388	$109,390	$105,310
Interest expense	55,498	52,794	51,926	50,167

Net interest income	57,305	57,594	57,464	55,143
Provision for loan losses	16,000	25,000	30,000	35,000

Net interest income after provision for loan losses	41,305	32,594	27,464	20,143
Non-interest income	11,633	11,649	28,528	6,828
Non-interest expense	40,099	39,333	40,681	41,820

Earnings (loss) before income tax expense	12,839	4,910	15,311	(14,849)
Income tax expense (benefit)	3,913	1,988	5,074	(4,102)

Net earnings (loss)	$8,926	$2,922	$10,237	$(10,747)

Earnings (loss) per share—basic and diluted	$0.03	$0.01	$0.03	$(0.04)

	Fiscal 2009 Quarter Ended
	December 31	March 31	June 30	September 30
	(In thousands, except per share data)
Interest income	$131,404	$123,894	$117,870	$114,054
Interest expense	75,852	63,898	59,517	57,880

Net interest income	55,552	59,996	58,353	56,174
Provision for loan losses	10,000	28,000	20,000	57,000

Net interest income after provision for loan losses	45,552	31,996	38,353	(826)
Non-interest income	11,931	17,123	21,527	16,803
Non-interest expense	40,219	40,745	45,822	35,602

Earnings (loss) before income tax expense	17,264	8,374	14,058	(19,625)
Income tax expense (benefit)	5,776	2,613	4,022	(6,735)

Net earnings (loss)	$11,488	$5,761	$10,036	$(12,890)

Earnings (loss) per share—basic and diluted	$0.04	$0.02	$0.03	$(0.04)

FORM 10-K EXHIBIT INDEX

Exhibit Number	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previous Filed with SEC

3.1	Amended and Restated Charter of TFS Financial Corporation, dated January 16, 2007	Amendment No. 2 to Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on February 9, 2006; Exhibit 3.2 therein)

3.2	Amended and Restated Bylaws of TFS Financial Corporation	Current Report on Form 8K No. 001-33390 (filed with the SEC on April 28, 2008; Exhibit 3.2 therein)

4.1	Form of Common Stock Certificate of TFS Financial Corporation	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 4 therein)

10.1	Employee Stock Ownership Plan, dated January 1, 2006	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.1 therein)

10.2	Financial, Retirement & Estate Planning Program as amended and restated January 1, 2006	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.2 therein)

10.3	Resolution Regarding Executive Physical Program, dated May 16, 2002	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.3 therein)

10.4	Company Car Program, dated February 24, 1995	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.4 therein)

10.5	Executive Retirement Benefit Plan I, dated January 1, 2006	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.5 therein)

10.6	Benefit Equalization Plan, dated January 1, 2005	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.6 therein)

10.7	Split Dollar Agreement, dated January 29, 2002	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.7 therein)

10.8	Resolution Regarding Supplemental Split Dollar Life Insurance Plan, dated August 22, 2002	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.8 therein)

10.9	Amendment No. 1 to Employee Stock Ownership Plan, dated February 22, 2007	Quarterly Report on Form 10-Q No. 001-33390 (filed with the SEC on May 15, 2007; Exhibit 10.9 therein)

10.10	2008 Equity Incentive Plan	Current Report on Form 8K No. 001-33390 (filed with the SEC on May 30, 2008; Exhibit 10.1 therein)

10.11	Management Incentive Compensation Plan	Current Report on Form 8K No. 001-33390 (filed with the SEC on May 30, 2008; Exhibit 10.2 therein)

Exhibit Number	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previous Filed with SEC

14	Code of Ethics	Available on our website, www.thirdfederal.com

21.1	Subsidiaries of Registrant	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 21 therein)

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of chief executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

31.2	Certification of chief financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

32	Certification of chief executive officer and chief financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith

101	XBRL related documents	The following financial statements from TFS Financial Corporation’s Annual Report on Form 10-K for the year ended September 30, 2010, filed on November 24, 2010, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Equity, (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

101.INS	Interactive datafile	XBRL Instance Document

101.SCH	Interactive datafile	XBRL Taxonomy Extension Schema Document

101.CAL	Interactive datafile	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Interactive datafile	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Interactive datafile	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Interactive datafile	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TFS Financial Corporation

Dated: November 24, 2010	/S/ MARC A. STEFANSKI
Marc A. Stefanski Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: November 24, 2010	/S/ MARC A. STEFANSKI
Marc A. Stefanski Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Dated: November 24, 2010	/S/ DAVID S. HUFFMAN
David S. Huffman Chief Financial Officer (Principal Financial Officer)

Dated: November 24, 2010	/S/ PAUL J. HUML
Paul J. Huml Chief Accounting Officer (Principal Accounting Officer)

Dated: November 24, 2010	/S/ BERNARD S. KOBAK
Bernard S. Kobak Director and Secretary

Dated: November 24, 2010	/S/ ANTHONY J. ASHER
Anthony J. Asher, Director

Dated: November 24, 2010	/S/ THOMAS J. BAIRD
Thomas J. Baird, Director

Dated: November 24, 2010	/S/ MARTIN J. COHEN
Martin J. Cohen, Director

Dated: November 24, 2010	/S/ ROBERT A. FIALA
Robert A. Fiala, Director

Dated: November 24, 2010	/S/ JOHN J. FITZPATRICK
John J. Fitzpatrick, Director

Dated: November 24, 2010	/S/ WILLIAM C. MULLIGAN
William C. Mulligan, Director

Dated: November 24, 2010	/S/ MARIANNE PITERANS
Marianne Piterans, Director

Dated: November 24, 2010	/S/ PAUL W. STEFANIK
Paul W. Stefanik, Director

Dated: November 24, 2010	/S/ BEN S. STEFANSKI III
Ben S. Stefanski III, Director