Form 10-Q
period 2010-12-31
TFS Financial CORP
filed 2011-02-09
CIK 1381668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended December 31, 2010

or

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

As of February 2, 2011 there were 308,418,393 shares of the Registrant’s common stock, par value $0.01 per share, outstanding, of which 227,119,132 shares, or 73.65% of the Registrant’s common stock, were held by Third Federal Savings and Loan Association of Cleveland, MHC, the Registrant’s mutual holding company.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

TFS Financial Corporation

PART l – FINANCIAL INFORMATION

Item 1. Financial Statements

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION (unaudited)

(In thousands, except share data)

	December 31,	September 30,
	2010	2010
ASSETS
Cash and due from banks	$37,401	$38,804
Other interest-bearing cash equivalents	305,091	704,936

Cash and cash equivalents	342,492	743,740

Investment securities:
Available for sale (amortized cost $18,104 and $24,480, respectively)	18,095	24,619
Held to maturity (fair value $557,147 and $657,076, respectively)	551,255	646,940

	569,350	671,559

Mortgage loans held for sale (includes $0 measured at fair value at September 30, 2010)	0	25,027
Loans held for investment, net:
Mortgage loans	9,861,694	9,323,073
Other loans	7,237	7,199
Deferred loan fees, net	(16,241)	(15,283)
Allowance for loan losses	(148,246)	(133,240)

Loans, net	9,704,444	9,181,749

Mortgage loan servicing assets, net	33,532	38,658
Federal Home Loan Bank stock, at cost	35,620	35,620
Real estate owned	16,472	15,912
Premises, equipment, and software, net	62,142	62,685
Accrued interest receivable	36,697	36,282
Bank owned life insurance contracts	165,974	164,334
Other assets	97,949	100,461

TOTAL ASSETS	$11,064,672	$11,076,027

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$8,793,314	$8,851,941
Borrowed funds	64,155	70,158
Borrowers’ advances for insurance and taxes	55,044	51,401
Principal, interest, and related escrow owed on loans serviced	292,452	284,425
Accrued expenses and other liabilities	112,131	65,205

Total liabilities	9,317,096	9,323,130
Commitments and contingent liabilities
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	0	0
Common stock, $0.01 par value, 700,000,000 shares authorized; 332,318,750 shares issued; 308,395,893, and 308,395,000 outstanding at December 31, 2010 and September 30, 2010, respectively	3,323	3,323
Paid-in capital	1,687,535	1,686,062
Treasury stock, at cost; 23,922,857 and 23,923,750 shares at December 31, 2010 and September 30, 2010, respectively	(288,354)	(288,366)
Unallocated ESOP shares	(82,335)	(82,699)
Retained earnings—substantially restricted	445,285	452,633
Accumulated other comprehensive loss	(17,878)	(18,056)

Total shareholders’ equity	1,747,576	1,752,897

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,064,672	$11,076,027

See accompanying notes to unaudited interim consolidated financial statements.

TFS Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(In thousands, except share and per share data)

	For the Three Months
	Ended December 31,
	2010	2009
INTEREST INCOME:
Loans, including fees	$103,200	$107,048
Investment securities available for sale	111	113
Investment securities held to maturity	3,337	5,073
Other interest and dividend earning assets	793	569

Total interest and dividend income	107,441	112,803

INTEREST EXPENSE:
Deposits	47,278	55,013
Borrowed funds	477	485

Total interest expense	47,755	55,498

NET INTEREST INCOME	59,686	57,305
PROVISION FOR LOAN LOSSES	34,500	16,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	25,186	41,305

NON-INTEREST INCOME
Fees and service charges, net of amortization	2,904	5,470
Mortgage servicing assets impairment	(284)	(73)
Net gain on the sale of loans	0	3,041
Increase in and death benefits from bank owned life insurance contracts	1,640	1,608
Income on private equity investments	183	115
Other	2,376	1,472

Total non-interest income	6,819	11,633

NON-INTEREST EXPENSE
Salaries and employee benefits	17,485	21,171
Marketing services	2,101	2,025
Office property, equipment and software	5,110	5,253
Federal insurance premium	5,985	4,209
State franchise tax	939	1,042
Real estate owned expense, net	1,925	1,735
Other operating expenses	9,399	4,664

Total non-interest expense	42,944	40,099

(LOSS) INCOME BEFORE INCOME TAXES	(10,939)	12,839
INCOME TAX (BENEFIT) EXPENSE	(3,591)	3,913

NET (LOSS) INCOME	$(7,348)	$8,926

(Loss) earnings per share - basic and diluted	$(0.02)	$0.03

Weighted average shares outstanding
Basic	300,140,571	299,658,526
Diluted	300,140,571	300,150,676

See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

Three Months Ended December 31, 2010 and 2009

(In thousands)

						Accumulated other
						comprehensive
						income (loss)
	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Unrealized gains/(losses) on securities	Pension obligation	Total shareholders’ equity
Balance at September 30, 2009	$3,323	1,679,000	(287,514)	(87,896)	456,875	240	(18,163)	$1,745,865
Comprehensive Income
Net income	—	—	—	—	8,926	—	—	8,926
Change in unrealized losses on securities available for sale	—	—	—	—	—	(62)	—	(62)
Change in pension obligation	—	—	—	—	—	—	339	339

Total comprehensive income	—	—	—	—	—	—	—	9,203
Purchase of treasury stock (161,400 shares)	—	—	(1,810)	—	—	—	—	(1,810)
ESOP shares allocated or committed to be released	—	194	—	1,228	—	—	—	1,422
Compensation costs for stock-based plans	—	1,644	—	—	—	—	—	1,644
Excess tax effect from stock-based compensation	—	41	—	—	—	—	—	41
Dividends paid to common shareholders ($0.07 per common share)	—	—	—	—	(5,168)	—	—	(5,168)

Balance at December 31, 2009	$3,323	1,680,879	(289,324)	(86,668)	460,633	178	(17,824)	$1,751,197

Balance at September 30, 2010	$3,323	1,686,062	(288,366)	(82,699)	452,633	90	(18,146)	$1,752,897
Comprehensive Income
Net loss	—	—	—	—	(7,348)	—	—	(7,348)
Change in unrealized losses on securities available for sale	—	—	—	—	—	(97)	—	(97)
Change in pension obligation	—	—	—	—	—	—	275	275

Total comprehensive loss	—	—	—	—	—	—	—	(7,170)
ESOP shares allocated or committed to be released	—	(321)	—	364	—	—	—	43
Compensation costs for stock-based plans	—	1,795	12	—	—	—	—	1,807
Excess tax effect from stock-based compensation	—	(1)	—	—	—	—	—	(1)

Balance at December 31, 2010	$3,323	1,687,535	(288,354)	(82,335)	445,285	(7)	(17,871)	$1,747,576

See accompanying notes to unaudited iterim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	For the Three Months Ended December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(7,348)	$8,926
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
ESOP and stock-based compensation expense	1,850	3,066
Depreciation and amortization	7,779	3,992
Mortgage servicing asset impairment	284	73
Deferred income taxes	800	0
Provision for loan losses	34,500	16,000
Net gain on the sale of loans	0	(3,041)
Other net gains	940	3,718
Principal repayments on and proceeds from sales of loans held for sale	0	49,263
Loans originated for sale	0	(86,538)
Increase in bank owned life insurance contracts	(1,640)	(1,606)
Net decrease (increase) in interest receivable and other assets	925	(45,699)
Net increase in accrued expenses and other liabilities	47,349	50,146
Other	276	(176)

Net cash provided by (used in) operating activities	85,715	(1,876)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans originated	(1,162,813)	(527,250)
Principal repayments on loans	625,397	351,264
Proceeds from sales, principal repayments and maturities of:
Securities available for sale	8,380	3,498
Securities held to maturity	94,393	58,257
Proceeds from sale of:
Loans	0	122,636
Real estate owned	3,746	5,339
Purchases of:
Securities available for sale	(2,041)	(2,105)
Securities held to maturity	0	(107,431)
Premises and equipment	(874)	(615)
Other	(190)	136

Net cash used in investing activities	(434,002)	(96,271)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(58,627)	36,911
Net increase (decrease) in borrowers’ advances for insurance and taxes	3,643	(124)
Net increase in principal and interest owed on loans serviced	8,027	37,190
Net (decrease) increase in short term borrowed funds	(3)	5
Repayment of borrowings	(6,000)	0
Purchase of treasury shares	0	(1,810)
Excess tax benefit related to stock-based compensation	(1)	41
Dividends paid to common shareholders	0	(5,168)

Net cash (used in) provided by financing activities	(52,961)	67,045

NET DECREASE IN CASH AND EQUIVALENTS	(401,248)	(31,102)
CASH AND CASH EQUIVALENTS—Beginning of period	743,740	307,046

CASH AND CASH EQUIVALENTS—End of period	$342,492	$275,944

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest on deposits	$48,359	$57,405
Cash paid for interest on borrowed funds	473	480
Cash paid for income taxes	4,500	5,500
SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to real estate owned	5,057	7,435
Transfer of loans from held for sale to held for investment	25,027	0

See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands unless otherwise indicated)

1.	BASIS OF PRESENTATION

TFS Financial Corporation (the Holding Company), a federally chartered stock holding company, conducts its principal activities through its wholly owned subsidiaries. The principal line of business of TFS Financial Corporation and its subsidiaries (collectively, TFS Financial or the Company) is retail consumer banking, including mortgage lending, deposit gathering, and other insignificant financial services. On December 31, 2010, approximately 74% of the Holding Company’s outstanding shares were owned by a federally chartered mutual holding company, Third Federal Savings and Loan Association of Cleveland, MHC (Third Federal Savings, MHC). The thrift subsidiary of TFS Financial is Third Federal Savings and Loan Association of Cleveland (the Association).

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

The unaudited interim consolidated financial statements were prepared without an audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial condition of TFS Financial at December 31, 2010, and its results of operations and cash flows for the periods presented. In accordance with Regulation S-X for interim financial information, these statements do not include certain information and footnote disclosures required for complete audited financial statements. The Holding Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010 contains consolidated financial statements and related notes, which should be read in conjunction with the accompanying interim consolidated financial statements. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2011.

2.	EARNINGS PER SHARE

The following is a summary of our earnings per share calculations.

	For the Three Months ended December 31,
	2010			2009
	Income	Shares	Per share amount	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net (loss) income	$(7,348)			$8,926
Less: (loss) income allocated to restricted stock units	(42)			140

Basic (loss) earnings per share:
(Loss) income available to common shareholders	$(7,306)	300,140,571	$(0.02)	$8,786	299,658,526	$0.03

Diluted (loss) earnings per share:
Effect of dilutive potential common shares		0			492,150

(Loss) income available to common shareholders	$(7,306)	300,140,571	$(0.02)	$8,786	300,150,676	$0.03

Earnings per share is computed by dividing the income available to common stockholders by the weighted average number of shares outstanding for the period. Outstanding shares include shares held by Third Federal Savings, MHC, shares held by the Third Federal Foundation, shares held by the Employee Stock Ownership Plan (“ESOP”), stock options and restricted stock units with a dilutive impact granted under the Company’s 2008 Equity Incentive Plan and shares held by the public, except that shares held by the ESOP that have not been allocated to participants or committed to be released for allocation to participants are excluded from the computations.

Due to the net loss for the three months ended December 31, 2010, the diluted earnings per share calculation excludes all common stock equivalents, including 1,703,200 shares of unvested restricted stock, 4,865,434 of unvested outstanding stock options and 152,991 of vested outstanding stock options. The shares were excluded from the computation of net loss per diluted share because their inclusion would have been anti-dilutive to earnings per share. For the three months ended December 31, 2009, there were 4,601,925 of unvested outstanding stock options excluded from the computation of net income per diluted share because their inclusion would have been anti-dilutive to earnings per share.

3.	INVESTMENT SECURITIES

Investments securities available for sale are summarized as follows:

	December 31, 2010
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. government and agency obligations	$2,000	$0	$(64)	$1,936
Real estate mortgage investment conduits (REMICs)	7,395	67	(12)	7,450
Money market accounts	8,709	0	0	8,709

	$18,104	$67	$(76)	$18,095

	September 30, 2010
		Gross
	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
U.S. government and agency obligations	$7,000	$63	$0	$7,063
REMICs	8,718	90	(14)	8,794
Money market accounts	8,762	0	0	8,762

	$24,480	$153	$(14)	$24,619

Investments held to maturity are summarized as follows:

	December 31, 2010
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Freddie Mac certificates	$3,421	$190	$0	$3,611
Ginnie Mae certificates	21,815	444	0	22,259
REMICs	517,477	4,842	(372)	521,947
Fannie Mae certificates	8,542	788	0	9,330

	$551,255	$6,264	$(372)	$557,147

	September 30, 2010
		Gross
	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
Freddie Mac certificates	$4,441	$231	$0	$4,672
Ginnie Mae certificates	22,375	598	0	22,973
REMICs	611,000	8,754	(268)	619,486
Fannie Mae certificates	9,124	821	0	9,945

	$646,940	$10,404	$(268)	$657,076

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans held for investment consist of the following:

	December 31,	September 30,
	2010	2010
Real estate loans:
Residential non-Home Today	$6,795,483	$6,138,454
Residential Home Today	276,197	280,533
Home equity loans and lines of credit	2,737,188	2,848,690
Construction	89,433	100,404

Real estate loans	9,898,301	9,368,081
Consumer and other loans	7,237	7,199
Less:
Deferred loan fees—net	(16,241)	(15,283)
Loans-in-process (LIP)	(36,607)	(45,008)
Allowance for loan losses	(148,246)	(133,240)

Loans held for investment, net	$9,704,444	$9,181,749

A large concentration of the Company’s lending is in Ohio. As of December 31, 2010 and September 30, 2010, the percentage of residential real estate loans held in Ohio and Florida were 80% and 18%, respectively. As of December 31, 2010 and September 30, 2010, home equity loans and lines of credit held in Ohio and Florida were 40% and 28%, respectively. The percentage Home equity loans and lines of credit in California, as of December 31, 2010 and September 30, 2010 were 12% and 11%, respectively. The economic conditions and market for real estate in those states have a significant impact on the ability of borrowers in those areas to repay their loans. Effective June 28, 2010, the Association suspended the acceptance of new equity line of credit applications.

Home Today is an affordable housing program targeted to benefit low- and moderate-income home buyers. Through this program, prior to March 27, 2009, the Association provided loans to borrowers who would not otherwise qualify for our loan products, generally because of low credit scores. Although the credit profiles of borrowers in the Home Today program prior to March 27, 2009 might be described as sub-prime, Home Today loans generally contain the same features as loans offered to our non-Home Today borrowers. Borrowers in the Home Today program must complete financial management education and counseling and must be referred to the Association by a sponsoring organization with which the Association has partnered as part of the program. Borrowers must also meet a minimum credit score threshold. Because prior to March 27, 2009 the Association applied less stringent underwriting and credit standards to these loans, loans originated under the Home Today program prior to that date have greater credit risk than its traditional residential real estate mortgage loans. Effective March 27, 2009, the Home Today underwriting guidelines are substantially the same as our traditional first mortgage product. As of December 31, 2010, the balance of Home Today loans originated prior to March 37, 2009 was $274,092. The Association does not offer, and has not offered, loan products frequently considered to be designed to target sub-prime borrowers containing features such as higher fees or higher rates, negative amortization, a loan-to-value ratio greater than 100%, or option adjustable-rate mortgages.

The recorded investment of loan receivables in non-accrual status is summarized in the following table. Balances are net of deferred fees.

	December 31,	September 30,
	2010	2010
Real estate loans:
Residential non-Home Today	$131,634	$135,109
Residential Home Today	87,690	91,985
Home equity loans and lines of credit	52,596	54,481
Construction	3,621	4,994

Total real estate loans	275,541	286,569
Consumer and other loans	1	1

Total non-accrual loans	$275,542	$286,570

Loans are placed in nonaccrual status when they are contractually 90 days or more past due. At December 31, 2010 and September 30, 2010, there were no loans 90 days or more past due and still accruing. Loans modified in troubled debt restructurings that were in nonaccrual status prior to the restructurings remain in nonaccrual status for a minimum of six months. Accrued interest on loans in non-accrual status is reversed by a charge to interest income and income is subsequently recognized only to the extent cash payments are received. A loan in nonaccrual is returned to accrual status, when, in management’s judgment, the borrower’s ability to make periodic interest and principal payments is back to normal. Total nonaccrual loans at December 31, 2010 and September 30, 2010 includes $24.2 and $32.4 million, respectively, in troubled debt restructurings which are current but included with nonaccrual loans for a minimum period of six months from the restructuring date due to their nonaccrual status prior to restructuring.

Age analysis of the recorded investment in loan receivables that are past due at December 31, 2010 and September 30, 2010 is summarized in the following tables. Balances are net of deferred fees and any applicable LIP.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
December 31, 2010
Real estate loans:
Residential non-Home Today	$19,712	$14,000	$122,729	$156,441	$6,609,222	$6,765,663
Residential Home Today	12,707	9,100	72,761	94,568	180,417	274,985
Home equity loans and lines of credit	12,780	9,672	52,330	74,782	2,677,960	2,752,742
Construction	1,543	0	3,621	5,164	46,899	52,063

Total real estate loans	$46,742	$32,772	$251,441	$330,955	$9,514,498	$9,845,453
Consumer and other loans	0	0	1	1	7,236	7,237

Total	$46,742	$32,772	$251,442	$330,956	$9,521,734	$9,852,690

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
September 30, 2010
Real estate loans:
Residential non-Home Today	$20,748	$9,933	$121,601	$152,282	$5,955,965	$6,108,247
Residential Home Today	12,836	8,970	74,831	96,637	182,515	279,152
Home equity loans and lines of credit	14,144	7,233	53,948	75,325	2,790,611	2,865,936
Construction	558	0	3,980	4,538	49,917	54,455

Total real estate loans	48,286	26,136	254,360	328,782	8,979,008	9,307,790
Consumer and other loans	0	0	1	1	7,198	7,199

Total	$48,286	$26,136	$254,361	$328,783	$8,986,206	$9,314,989

Activity in the allowance for loan losses is summarized as follows:

	For the Three Months Ended
	December 31, 2010
	Beginning				Ending
	Balance	Provisions	Charge-offs	Recoveries	Balance
Real estate loans:
Residential non-Home Today	$41,246	$11,474	$(4,064)	$81	$48,737
Residential Home Today	13,331	6,588	(1,819)	43	18,143
Home equity loans and lines of credit	73,780	16,380	(13,815)	414	76,759
Construction	4,882	58	(357)	23	4,606

Total real estate loans:	$133,239	$34,500	$(20,055)	$561	$148,245
Consumer and other loans	1	0	0	0	1

Total	$133,240	$34,500	$(20,055)	$561	$148,246

	For the Three Months Ended
	December 31, 2009
	Beginning				Ending
	Balance	Provisions	Charge-offs	Recoveries	Balance
Real estate loans:
Residential non-Home Today	$22,678	$6,706	$(2,777)	$5	$26,612
Residential Home Today	9,232	1,447	(1,019)	23	9,683
Home equity loans and lines of credit	57,594	8,632	(10,237)	219	56,208
Construction	5,743	(785)	(183)	1	4,776

Total real estate loans:	$95,247	$16,000	$(14,216)	$248	$97,279
Consumer and other loans	1	0	0	0	1

Total	$95,248	$16,000	$(14,216)	$248	$97,280

An analysis of the allowance for loan losses at December 31, 2010 and September 30, 2010 is summarized in the following table. The analysis provides details of the allowance for loan losses according to the method of evaluation; distinguishing between allowances for loan losses determined by evaluating individual loans and allowances for loan losses determined collectively by evaluating groups of loans not individually evaluated.

	December 31, 2010			September 30, 2010
	Individually	Collectively	Total	Individually	Collectively	Total
Real estate loans:
Residential non-Home Today	$19,091	$29,646	$48,737	$15,790	$25,456	$41,246
Residential Home Today	12,835	5,308	18,143	9,752	3,579	13,331
Home equity loans and lines of credit	19,290	57,469	76,759	18,508	55,272	73,780
Construction	1,860	2,746	4,606	1,988	2,894	4,882

Total real estate loans:	$53,076	$95,169	$148,245	$46,038	$87,201	$133,239
Consumer and other loans	1	0	1	1	0	1

Total	$53,077	$95,169	$148,246	$46,039	$87,201	$133,240

The recorded investment in loan receivables at December 31, 2010 and September 30, 2010 is summarized in the following table. The table provides details of the recorded balances according to the method of evaluation for determining the allowance for loan losses; distinguishing between determinations made by evaluating individual loans and determinations made collectively by evaluating groups of loans not individually evaluated. Balances of recorded investments are net of deferred fees and any applicable LIP.

	December 31, 2010			September 30, 2010
	Individually	Collectively	Total	Individually	Collectively	Total
Real estate loans:
Residential non-Home Today	$152,556	$6,613,107	$6,765,663	$147,002	$5,961,245	$6,108,247
Residential Home Today	132,879	142,106	274,985	129,721	149,431	279,152
Home equity loans and lines of credit	53,897	2,698,845	2,752,742	56,108	2,809,828	2,865,936
Construction	6,782	45,281	52,063	7,881	46,574	54,455

Total real estate loans:	$346,114	$9,499,339	$9,845,453	$340,712	$8,967,078	$9,307,790
Consumer and other loans	1	7,236	7,237	1	7,198	7,199

Total	$346,115	$9,506,575	$9,852,690	$340,713	$8,974,276	$9,314,989

The allowance for loan losses is assessed on a quarterly basis and provisions for loan losses are made in order to maintain the allowance at a level sufficient to absorb credit losses in the portfolio. Mortgage loan portfolios are evaluated as homogeneous pools based on similarities in credit profile, product and property types. Through the evaluation, general allowances for loan losses are assessed based on historical loan loss experience for each homogeneous pool. General allowances are adjusted to address other factors that affect estimated probable losses, including current delinquency statistics; the status of loans in foreclosure, real estate in judgment and real estate owned; national, regional and local economic factors and trends; and asset disposition loss statistics (both current and historical). Specific allowances are assessed on impaired loans as described later in this footnote.

Residential non-Home Today mortgage loans represent the largest piece of the residential real estate portfolio. Overall credit risk is low based on nature, composition, collateral, products, lien position and performance of the portfolio. The portfolio does not include loan types or structures that are experiencing the most severe performance problems (sub-prime, no documentation, pay option arms). Delinquencies have shown an increase in the aggregate amount past due consistent with the continued deterioration in the overall economy and high unemployment. As described earlier in this footnote, Home Today loans, particularly those originated prior to March 27, 2009, have greater credit risk than traditional residential real estate mortgage loans.

Equity lines of credit represent a significant portion of the residential real estate portfolio. The continued erosion of the economy and declining housing prices continue to have an adverse impact on this portfolio since the equity lines tend to be in a second lien position. Effective June 28, 2010, due to the continuing deterioration in the overall housing and economic conditions including continued concerns for loans and lines in a second lien position, equity lines of credit and home equity loans are no longer offered.

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

Consumer loans include $1 of auto loans at December 31, 2010 and September 30, 2010. The remaining balance is comprised of loans secured by certificate of deposit accounts, which are fully recoverable in the event of non-payment.

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

The recorded investment and the unpaid principal balance of impaired loans, including those whose terms have been modified in troubled debt restructurings, as of December 31, 2010 and September 30, 2010 are summarized as follows. Balances of recorded investments are net of deferred fees.

	December 31, 2010			September 30, 2010
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
Residential non-Home Today	$42,606	$42,794	$0	$39,429	$39,624	$0
Residential Home Today	34,568	34,720	0	37,458	37,643	0
Home equity loans and lines of credit	18,187	18,084	0	20,378	20,255	0
Construction	109	110	0	192	194	0
Consumer and other loans	0	0	0	0	0	0

Total	$95,470	$95,708	$0	$97,457	$97,716	$0

With an allowance recorded:
Residential non-Home Today	$108,917	$109,397	$18,778	$107,572	$108,104	$15,790
Residential Home Today	99,345	99,783	13,148	92,263	92,719	9,752
Home equity loans and lines of credit	35,711	35,509	19,290	35,732	35,517	18,508
Construction	6,672	6,730	1,860	7,689	7,762	1,988
Consumer and other loans	1	1	1	1	1	1

Total	$250,646	$251,420	$53,077	$243,257	$244,103	$46,039

Total impaired loans:
Residential non-Home Today	$151,523	$152,191	$18,778	$147,001	$147,728	$15,790
Residential Home Today	133,913	134,503	13,148	129,721	130,362	9,752
Home equity loans and lines of credit	53,898	53,593	19,290	56,110	55,772	18,508
Construction	6,781	6,840	1,860	7,881	7,956	1,988
Consumer and other loans	1	1	1	1	1	1

Total	$346,116	$347,128	$53,077	$340,714	$341,819	$46,039

The average recorded investment in impaired loans and the amount of interest income recognized during the time within the period that the loans were impaired are summarized below. Balances of average recorded investments are net of deferred fees.

	Three Months Ended December 31,
	2010		2009
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential non-Home Today	$41,018	$0	$45,730	$0
Residential Home Today	36,012	0	42,799	0
Home equity loans and lines of credit	19,283	0	26,801	0
Construction	150	0	0	0
Consumer and other loans	0	0	0	0

Total	$96,463	$0	$115,330	$0

With an allowance recorded:
Residential non-Home Today	$108,244	$514	$45,973	$240
Residential Home Today	95,804	495	44,405	228
Home equity loans and lines of credit	35,721	61	31,744	37
Construction	7,181	9	60	0
Consumer and other loans	1	0	1	0

Total	$246,951	$1,079	$122,183	$505

Total impaired loans:
Residential non-Home Today	$149,262	$514	$91,703	$240
Residential Home Today	131,816	495	87,204	228
Home equity loans and lines of credit	55,004	61	58,545	37
Construction	7,331	9	60	0
Consumer and other loans	1	0	1	0

Total	$343,414	$1,079	$237,513	$505

Loans identified by management as having significant weaknesses, such that a loss is probable, are separately evaluated for impairment. Specific allowances are established for any impaired individually-evaluated loans for which the recorded investment in the loan exceeds the measured value of the collateral or, alternatively, the present value of expected future cash flows for the loan. The valuation is based on the fair value of the collateral when it is probable that repayment will not come from the borrower but from liquidation of the collateral, including but not limited to foreclosure and repossession. In light of housing market deterioration, the further unfavorable trending of delinquency statistics and the current instability in employment and economic prospects, an expanded loan level evaluation of equity lines of credit which were delinquent 90 days or more and residential real estate loans and equity loans which were delinquent 180 days or more has been conducted. This expanded evaluation supplemented, and was in addition to, traditional evaluation procedures. Beginning September 30, 2010, equity loans, bridge loans, and loans modified in troubled debt restructurings were included in loans individually evaluated at 90 or more days past due.

Loans modified in troubled debt restructurings are separately evaluated for impairment at the time of restructuring and at each subsequent reporting date, as long as they are reported as troubled debt restructurings. The impairment evaluation is based on the present value of expected future cash flows discounted at the effective interest rates of the original loans. Valuation allowances are recorded for the excess of the recorded investments over the result of the cash flow analyses. A loan modified in a troubled debt restructuring is reported as a troubled debt restructuring for a minimum of one year. After one year, a loan is no longer included in the balance of troubled debt restructurings if the loan was modified to yield a market rate for loans of similar credit risk at the time of restructuring and the loan is not impaired based on the terms of restructuring agreement.

The following tables provide information about the credit quality of residential loan receivables by an internally assigned grade. Balances are net of deferred fees and any applicable LIP.

		Special
	Pass	Mention	Substandard	Loss	Total
December 31, 2010
Real Estate Loans:
Residential non-Home Today	$6,633,119	$0	$113,925	$18,619	$6,765,663
Residential Home Today	185,869	0	80,416	8,700	274,985
Home equity loans and lines of credit	2,677,630	18,688	37,656	18,768	2,752,742
Construction	46,255	0	4,218	1,590	52,063

Total	$9,542,873	$18,688	$236,215	$47,677	$9,845,453

		Special
	Pass	Mention	Substandard	Loss	Total
September 30, 2010
Real Estate Loans:
Residential non-Home Today	$5,968,435	$0	$125,105	$14,707	$6,108,247
Residential Home Today	189,426	0	83,044	6,682	279,152
Home equity loans and lines of credit	2,789,966	18,224	39,906	17,840	2,865,936
Construction	46,521	0	6,217	1,717	54,455

Total	$8,994,348	$18,224	$254,272	$40,946	$9,307,790

Residential loans are internally assigned a grade using the standard grades and classifications outlined in the Office of Thrift Supervision Examination Handbook for Asset Quality. Pass loans are assets well protected by the current paying capacity of the borrower and the value of the underlying collateral. Special Mention loans have a potential weakness that we feel deserves management’s attention and may result in further deterioration in its repayment prospects and/or the Association’s credit position. Substandard loans are inadequately protected by the current payment capacity of the borrower or the collateral pledged with a defined weakness that jeopardizes the liquidation of the debt. Loss loans are considered uncollectible and continuing to carrying the asset without a specific valuation reserve or charge-off is not warranted. Loans which are Special Mention, Substandard, or Loss are generally reviewed when they become 90 days or more past due then at least annually thereafter.

The following table provides information about the credit quality of consumer loan receivables by payment activity.

	December 31,	September 30,
	2010	2010
Performing	$7,236	$7,198
Nonperforming	1	1

Total	$7,237	$7,199

Consumer loans are internally assigned a grade of performing or nonperforming when they become 90 days or more past due.

5.	DEPOSITS

Deposit account balances are summarized as follows:

	December 31,	September 30,
	2010	2010
Negotiable order of withdrawal accounts	$994,675	$967,645
Savings accounts	1,602,464	1,579,065
Certificates of deposit	6,195,604	6,303,585

	8,792,743	8,850,295
Accrued interest	571	1,646

Total deposits	$8,793,314	$8,851,941

6.	INCOME TAXES

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

The Third Federal Savings Retirement Plan (“the Plan”) is a defined benefit pension plan. Effective December 31, 2002, the Plan was amended to limit participation to employees who met the Plan’s eligibility requirements on that date. After December 31, 2002, employees not participating in the Plan, upon meeting the applicable eligibility requirements, participate in a separate tier of the Company’s defined contribution 401(k) Savings Plan. Benefits under the Plan are based on years of service and the employee’s average annual compensation (as defined in the Plan). The funding policy of the Plan is consistent with the funding requirements of U.S. federal and other governmental laws and regulations.

The components of net periodic benefit cost recognized in the statements of income are as follows:

	Three Months Ended
	December 31,
	2010	2009
Service cost	$1,084	$995
Interest cost	984	894
Expected return on plan assets	(842)	(725)
Amortization of net loss	438	537
Amortization of prior service cost	(15)	(15)

Net periodic benefit cost	$1,649	$1,686

Minimum employer contribution paid during the three months ended December 31, 2010 was $784. Minimum employer contributions expected during the remainder of the fiscal year are $4,992.

8.	EQUITY INCENTIVE PLAN

During the three months ended December 31, 2010 and 2009, the Company recorded $1,811 and $1,644, respectively, of stock-based compensation expense, comprised of stock option expense of $721 and $614, respectively, and restricted stock units expense of $1,090 and $1,030, respectively.

At December 31, 2010, 5,018,425 shares were subject to options, with a weighted average exercise price of $11.96 per share and a weighted average grant date fair value of $3.04 per share. Expected future expense related to the 4,865,434 non-vested options outstanding as of December 31, 2010 is $9,045 over a weighted average of 3.7 years. At December 31, 2010, 1,690,650 restricted stock units, with a weighted average grant date fair value of $11.93 per unit are unvested. Expected future compensation expense relating to the 1,703,200 restricted stock units outstanding as of December 31, 2010 is $10,711 over a weighted average period of 4.0 years. Each unit is equivalent to one share of common stock.

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

At December 31, 2010, the Company had commitments to originate loans as follows:

Fixed-rate mortgage loans	$134,948
Adjustable-rate mortgage loans	174,302
Bridge loans	1,028

Total	$310,278

At December 31, 2010, the Company had unfunded commitments outstanding as follows:

Equity lines of credit	$1,645,695
Construction loans	36,608
Private equity investments	13,913

Total	$1,696,216

The Company provides mortgage reinsurance on certain mortgage loans in its own portfolio, including Home Today loans and loans in its servicing portfolio, through contracts with two primary mortgage insurance companies. Under these contracts, the Company absorbs mortgage insurance losses in excess of a specified percentage of the principal balance of a given pool of loans, subject to a contractual limit, in exchange for a portion of the pools’ mortgage insurance premiums. At December 31, 2010, the maximum losses under the reinsurance contracts were limited to $15,455. The Company has incurred $1,868 of losses under these reinsurance contracts and has provided a liability for the remaining estimated losses totaling $4,787 as of December 31, 2010. Management believes it has made adequate provision for estimated losses. Based upon notice from our two primary mortgage insurance companies, no new contracts are being added to the Company’s risk exposure. Our insurance partners will retain all new mortgage insurance premiums and all new risk.

In management’s opinion, the above commitments will be funded through normal operations.

10.	FAIR VALUE

The Company follows the guidance provided by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements” (“ASC 820”) as they apply to assets and liabilities measured on a recurring basis and to all financial assets and financial liabilities and FASB ASC 825, “The Fair Value Option for Financial Assets and Financial Liabilities” (“ASC 825”). On October 1, 2009, the Company adopted the provisions of ASC 820 as they apply to nonfinancial assets and nonfinancial liabilities measured at fair value on a non-recurring basis.

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

At December 31, 2010 and September 30, 2010, loans held for sale subject to pending securitization contracts had a fair value of $0 and $0 and an aggregate outstanding principal balance of $0 and $0. For the three months ended December 31, 2010 and 2009, respectively, net gain on the sale of loans includes $0 of net gain/loss and $1,250 of net losses related to changes during the period in the fair value of loans held for sale subject to pending securitization contracts that are fully offset by an equal amount of gains and losses on the derivative securitization contracts. Interest income on mortgage loans held for sale is recorded in interest income on loans. Mortgage loans held for sale not included in securitization contracts continue to be recorded at the lower of cost or fair value. At December 31, 2010 and September 30, 2010, these loans were reported at cost, $0 and $25,027, respectively.

Presented below is a discussion of the methods and significant assumptions used by the Company to estimate fair value.

Investment Securities Available for Sale—Investment securities available for sale are recorded at fair value on a recurring basis. At December 31, 2010 and September 30, 2010, respectively, this includes $9,386 and $15,857 of sequentially structured, highly liquid collateralized mortgage obligations (“CMOs”) issued by Fannie Mae, Freddie Mac, and Ginnie Mae and $8,709 and $8,762 of secured institutional money market deposits insured by the FDIC up to the current coverage limits, with any excess collateralized by the holding institution. Both are measured using the market approach. The fair value of the CMOs is obtained from third party independent nationally recognized pricing services using pricing models or quoted prices of securities with similar characteristics and is included in Level 2 of the hierarchy. The carrying amount of the money market deposit accounts is considered a reasonable estimate of their fair value because they are cash deposits in interest bearing accounts valued at par. These accounts are included in Level 1 of the hierarchy.

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

The fair value of the collateral for a collateral dependent loan is estimated using an exterior appraisal in the majority of instances. Only if supporting market data is unavailable or the appraiser is unable to complete the assignment will we use an alternative valuation method. Typically that would entail obtaining a Broker Price Opinion (“BPO”). In a rare instance, if neither of these methods is available we will attempt to obtain a reasonable estimate of value using a commercially available automated valuation model (“AVM”). These models are independently developed and regularly updated. Third Federal has engaged an independent firm to assist with our validation of automated valuation models.

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

To calculate impairment of the collateral-dependent loan, the fair market values are generally reduced by a calculated cost to sell derived from historical experience and recent market conditions to reflect our average net proceeds. A valuation allowance is recorded by a charge to income for any indicated impairment loss. When no impairment loss is indicated, the carrying amount is considered to approximate the fair value of that loan to the Company because contractually that is the maximum recovery the Company can expect. Loans individually evaluated for impairment based on the fair value of the collateral are included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis.

Loans held for investment that have been restructured in troubled debt restructurings and are performing according to the modified terms of the loan agreement are individually evaluated for impairment using the present value of future cash flows based on the loan’s effective interest rate, which is not a fair value measurement. At December 31, 2010 and September 30, 2010, respectively, this included $127,516 and $122,971 of loans with related allowances for loss of $5,376 and $5,086.

Real Estate Owned—Real estate owned includes real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of acquisition cost or fair value less estimated costs to sell. Fair value is estimated under the market approach using independent third party appraisals. As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions. At December 31, 2010 and September 30, 2010, respectively, there was $9,391 and $9,421 of real estate owned included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis; the acquisition costs exceeded the fair values less estimated costs to sell of these properties. Real estate owned, as reported in the consolidated statements of condition, includes estimated costs to sell of $472 and $514 related to these properties at December 31, 2010 and September 30, 2010, respectively.

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

Land held for development—Land held for development includes real estate surrounding the Company’s main office in Cleveland, Ohio, acquired to preserve and redevelop the community. It is carried at the lower of acquisition cost or fair value less estimated costs to sell or develop and is included in other assets on the Consolidated Statement of Condition. Fair value is estimated under the market approach using values for comparable projects, adjusted by management to reflect current economic and market conditions. At both December 31, 2010 and September 30, 2010, respectively, there was $2,467 of land held for development included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis. The acquisition costs of these properties exceeded their fair values less estimated cost to sell or develop by $1,500.

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

Assets and liabilities carried at fair value on a recurring basis on the Consolidated Statement of Condition at December 31, 2010 and September 30, 2010 are summarized below.

		Recurring Fair Value Measurements at Reporting Date Using
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available for sale:
U.S. government and agency obligations	$1,936	$0	$1,936	$0
REMIC’s	7,450	0	7,450	0
Other	8,709	8,709	0	0

Total	$18,095	$8,709	$9,386	$0

		Recurring Fair Value Measurements at Reporting Date Using
	September 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available for sale:
U.S. government and agency obligations	$7,063	$0	$7,063	$0
REMIC’s	8,794	0	8,794	0
Other	8,762	8,762	0	0

Total	$24,619	$8,762	$15,857	$0

A net loss of $0 and $121 were recorded in other income for the three month periods ended December 31, 2010 and 2009, respectively.

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

	$190,020	$190,020	$190,020	$190,020
		Nonrecurring Fair Value Measurements at Reporting Date Using
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Impaired loans, net of allowance	$171,911	$0	$0	$171,911
Real estate owned[1]	9,391	0	0	9,391
Land held for development	2,467	0	0	2,467
Mortgage loan servicing assets	3,347			3,347

Total	$187,116	$0	$0	$187,116

[1]	Amounts represent fair value measurements of properties before deducting estimated costs to sell.

	$190,020	$190,020	$190,020	$190,020
	September 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Impaired loans, net of allowance	$177,895	$0	$0	$177,895
Real estate owned[1]	9,421	0	0	9,421
Land held for development	2,467	0	0	2,467
Mortgage loan servicing assets	237			237

Total	$190,020	$0	$0	$190,020

[1]	Amounts represent fair value measurements of properties before deducting estimated costs to sell.

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

	At December 31,		At September 30,
	2010		2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and due from banks	$37,401	$37,401	$38,804	$38,804
Other interest bearing cash equivalents	305,091	305,091	704,936	704,936
Investment securities:
Available for sale	18,094	18,094	24,619	24,619
Held to maturity	551,255	557,147	646,940	657,076
Mortgage loans held for sale	0	0	25,027	26,109
Loans-net:
Mortgage loans held for investment	9,697,207	9,725,072	9,174,550	9,436,025
Other loans	7,237	8,068	7,199	8,186
Federal Home Loan Bank stock	35,620	35,620	35,620	35,620
Private equity investments	2,050	2,050	2,327	2,327
Accrued interest receivable	36,697	36,697	36,282	36,282
Liabilities:
NOW and passbook accounts	$2,597,139	$2,597,139	$2,546,710	$2,546,710
Certificates of deposit	6,196,175	6,369,452	6,305,231	6,548,319
Borrowed funds	64,155	65,773	70,158	72,829
Borrowers’ advances for taxes and insurance	55,044	55,044	51,401	51,401
Principal, interest and escrow owed on loans serviced	292,452	292,452	284,425	284,425

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

Loans—For mortgage loans held for investment and other loans, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

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

11.	DERIVATIVE INSTRUMENTS

The Company may enter into forward commitments for the sale of mortgage loans principally to protect against the risk of adverse interest rate movements on net income. The Company recognizes the fair value of such contracts when the characteristics of those contracts meet the definition of a derivative. Such derivatives are not designated in a hedging relationship; therefore, gains and losses are recognized immediately in the statement of income. In addition, the Company may enter into commitments to originate loans, which when funded, will be classified as held for sale. Such commitments meet the definition of a derivative and are not designated in a hedging relationship; therefore, gains and losses are recognized immediately in the statement of income. The Company held no derivative instruments and therefore, had no derivatives designated as hedging instruments under FASB ASC 815, “Derivatives and Hedging,” at December 31, 2010 or September 30, 2010.

The following table summarizes the effects on income of previously held derivative instruments not designated as hedging instruments.

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended
		December 31,
	Location of Gain or (Loss) Recognized in Income	2010	2009
Interest rate lock commitments	Other income	$0	$(121)
Forward commitments for the sale of mortgage loans	Net gain on the sale of loans	0	1,250

Total		$0	$1,129

12.	RECENT ACCOUNTING PRONOUNCEMENTS

FASB Accounting Standards Update (“ASU”) 2010-29, “Business Combinations (Topic 805): Disclosures of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force)” clarifies the acquisition date that should be used and expands supplemental disclosures required when reporting pro forma financial information related to business combinations. The amendments are effective for business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The Company adopted the amendments to Topic 805 on January 1, 2011, with no material impact to its consolidated financial statements.

FASB ASU 2010-28, “Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force)” modifies the impairment tests and provides guidance on determining whether it is more likely than not that goodwill impairment exists for reporting units with zero or negative carrying amounts. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company will adopt the amendments to Topic 350 on October 1, 2011 and does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

FASB ASU 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” expands disclosures about the credit quality of financing receivables and the allowance for credit losses, requiring such disclosures be presented on a disaggregated basis, either by portfolio segment, which is defined as the level at which an entity determines its allowance for credit losses, or by class, which is defined on the basis of the initial measurement attribute, the risk characteristics, and the method for monitoring and assessing credit risk. Short-term trade accounts receivable and receivables measured at fair value or at the lower of cost or fair value are excluded from the scope of this update. The new guidance requires an entity to present, by portfolio segment, a roll forward of the allowance for credit losses and the recorded investment of the related financing receivables, and significant purchases and sales of financing receivables. Disclosures required by class of financing receivables include nonaccrual status, impaired balances, credit quality indicators, the aging of past dues, the nature and extent of troubled debt restructurings that occurred during the reporting period along with their impact on the allowance for credit losses, and the nature and effect of troubled debt restructurings that occurred during the previous twelve months that defaulted during the period along with their impact on the allowance for credit losses. The new and amended disclosures that relate to information as of the end of a reporting period are included in Note. 4 Loans and Allowance for Loan Losses. The disclosures that include information for activity that occurs during a reporting period are effective for the first interim or annual period beginning after December 15, 2010 and will be included in the Company’s consolidated financial statements for the period ending March 31, 2011, except disclosures about troubled debt restructurings, the effective date for which has been temporarily delayed by FASB ASU 2011-01, “Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.”

FASB ASC Subtopic 810-10, the consolidation guidance related to variable interest entities (“VIEs”), was amended to modify the approach used to evaluate VIEs and add disclosure requirements about an enterprise’s involvement with VIEs. These provisions are effective at the beginning of an entity’s annual reporting period that begins after November 15, 2009 and for interim periods within that period. The Company adopted the amendments to the consolidation guidance related to variable interest entities on October 1, 2010 with no material effect on its consolidated financial statements.

FASB ASC Topic 860, “Transfers and Servicing,” was amended to eliminate the concept of a “qualifying special-purpose entity” and change the requirements for derecognizing financial assets. The amendment requires additional disclosures intended to provide greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. This updated guidance is effective for fiscal years beginning after November 15, 2009. The Company adopted the amendments to Transfers and Servicing on October 1, 2010 with no material effect on its consolidated financial statements.

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

Controlling Our Interest Rate Risk Exposure. Although housing and credit issues continue to dominate financial headlines and continue to have a distinctly negative effect on our reported operating results and, as described below, are certainly a matter of significant concern for us, historically our greatest risk has been interest rate risk exposure. When we hold long-term, fixed-rate assets, funded by liabilities with shorter repricing characteristics, we are exposed to potentially adverse impact from rising interest rates. Generally, and particularly over extended periods of time that encompass full economic cycles, interest rates associated with longer term assets have been higher than interest rates associated with shorter term assets. This difference has been an important component of our net interest income and is fundamental to our operations. We manage the risk of holding long-term, fixed-rate mortgage assets by moderating the attractiveness of our loan offerings, thereby controlling the level of additions (new originations) to our portfolio, and by periodically selling long-term, fixed-rate mortgage loans in the secondary market to reduce the amount of those assets held in our portfolio. During the quarter ended December 31, 2010, we did not sell any long-term, fixed-rate mortgage loans compared to $170.8 million during the quarter ended December 31, 2009. The lack of sales since September 30, 2010 reflects the impact of changes by Fannie Mae, the Association’s primary loan investor, related to requirements for loans that it accepts. Effective July 1, 2010, Fannie Mae implemented certain loan origination requirement changes affecting loan eligibility that we did not adopt. Accordingly, the Association’s ability to reduce interest rate risk via our traditional loan sales of newly originated longer-term fixed rate residential loans is limited until the Association either changes its loan origination processes or Fannie Mae, Freddie Mac or other market participants revise their loan eligibility standards. In the absence of such changes, future sales of fixed rate mortgage loans will be predominately limited to those loans that have established payment histories, strong borrower credit profiles and are supported by adequate collateral values. In response to this change, we are currently marketing a new adjustable-rate mortgage loan product that provides us with improved interest rate risk characteristics when compared to a long-term, fixed-rate mortgage. During the quarter ended December 31, 2010 adjustable-rate mortgage loan production increased $575.9 million to $582.0 million from $6.1 million during the quarter ended December 31, 2009. During the same time period fixed-rate mortgage loan production increased $42.6 million to $469.3 million from $426.7 million. The amount of origination and refinancing volumes along with the portion of that activity that pertains to loans that we previously sold (but for which we maintained the right to provide mortgage servicing so as to maintain our relationship with our customer) when coupled with the level of loan sales, if any, determines the balance of loans held on our balance sheet. The amount of adjustable-rate loan activity described above resulted in $1.41 billion of long-term adjustable rate loans in our residential mortgage loan held for investment portfolio at December 31, 2010, as compared to $892.3 million at September 30, 2010 and $650.5 million at December 31, 2009. In addition, fixed-rate mortgage loan activity described above resulted in $5.66 billion of long-term fixed rate loans in our residential mortgage loan held for investment portfolio at December 31, 2010, as compared to $5.53 billion at September 30, 2010 and $5.67 billion at December 31, 2009.

In the past, we have also managed interest rate risk by promoting home equity lines of credit which have a variable interest rate. As described below, this product carries an incremental credit risk component and has been adversely impacted by the housing market downturn. Effective June 28, 2010, we suspended the acceptance of new home equity credit applications with the exception of bridge loans and, in accordance with a reduction plan that has been accepted by our primary regulator, we are actively pursuing strategies to decrease the outstanding balance of our home equity lending portfolio as well as our exposure to undrawn home equity lines of credit. Accordingly, promotion of this product is no longer a strategy used to help manage our interest rate risk profile.

While there is no current evidence to indicate that interest rate increases are imminent, should a rapid and substantial increase occur in general market interest rates, it is probable that, prospectively and particularly over a multi-year time horizon, the level of our net interest income would be adversely impacted.

Monitoring and Limiting Our Credit Risk. While, historically, we had been successful in limiting our credit risk exposure by generally imposing high credit standards with respect to lending, the recent confluence of dramatically unfavorable regional and macro-economic events, coupled with our expanded participation in the second lien mortgage lending markets, has significantly refocused our attention with respect to credit risk. In response to the evolving economic landscape, we have continuously revised and updated our quarterly analysis and evaluation procedures, as needed, for each category of our lending with the objective of identifying and recognizing all appropriate credit impairments. At December 31, 2010, more than 89% of our assets consisted of residential real estate loans and home equity loans and lines of credit, the overwhelming majority of which were originated to borrowers in the states of Ohio and Florida. Our analytic procedures and evaluations include specific reviews of all home equity loans and lines of credit that become 90 or more days past due as well as specific reviews of all first mortgage loans that become 180 or more days past due. We also expanded our analysis of current performing home equity lines of credit to better mitigate future risk of loss.

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

The Office of Thrift Supervision (“OTS”) has expressed concerns with the risk concentration and other aspects of the Association’s home equity loans and lines of credit portfolio and its administration of that portfolio. Under the terms of an August 13, 2010 memorandum of understanding (the “MOU”) between the Association and the OTS, management has prepared, or obtained, and has submitted to the OTS: (1) a third party report on our home equity lending portfolio; (2) a home equity lending reduction plan (the “Reduction Plan”); (3) enhanced home equity lending and credit risk management policies and procedures; and (4) an updated business plan. On December 27, 2010, notice was received from the OTS that they did not object to the Reduction Plan. The Association has made significant progress under the Reduction Plan. Key elements of the Reduction Plan and progress through December 31, 2010 are: (1) a reduction, using June 30, 2010 as a starting point, of $1 billion in home equity loan commitments, including a $300 million reduction in outstanding balances, by December 31, 2011. At December 31, 2010, commitments, including those lines suspended, but subject to customer appeal, have been reduced $738.2 million and outstanding balances have been reduced by $158.7 million. (2) a $150 million capital infusion from the Company to the Association. This was completed in October, 2010. (3) Implementation of expanded line management, account management and collection processes regarding home equity. These process changes are in various stages of completion.

New memorandums of understanding (the “New MOU”) were entered into with the OTS dated February 7, 2011, covering the Association, Third Federal Savings, MHC and the Company. In conjunction with the New MOU, the Association’s original MOU dated August 13, 2010 was terminated. The New MOU addresses the ongoing monitoring of issues required by the original MOU. In addition, the New MOU requires, at various dates through June 30, 2011, the following actions: (1) an independent assessment of the Association’s interest rate risk management policy and a plan to address any deficiencies; (2) an independent review of management compensation; (3) the submittal of an independent enterprise risk management study and a plan to address any deficiencies; (4) the submittal for OTS non-objection 45 days in advance, any plans for new debt, dividends or stock repurchases; (5) formal management and director succession plans; and (6) revisions to various operational policies. In September, 2010, we engaged a third party to conduct an independent assessment of our interest rate risk management policy and our enterprise risk management approach. The assessments will be part of the response to the OTS to be delivered in February, 2011. We expect to be able to comply with the remaining timeframes specified in the New MOU. The OTS requirements also carry unanticipated costs to complete which will continue to increase our non-interest expense in amounts that are not expected to, but may, be material to our results of operations. The Company does not intend to declare or pay a cash dividend, or to repurchase any of its outstanding common stock until the OTS’ concerns are resolved. The requirements of the New MOU will remain in effect until the OTS decides to terminate, suspend or modify them.

One aspect of our credit risk concern relates to the high percentage of our loans that are secured by residential real estate in the states of Ohio and Florida, particularly in light of the highly publicized difficulties that have arisen with respect to the real estate markets in those states. At December 31, 2010, approximately 80.0% and 18.0% of our residential, non-Home Today and construction loans were secured by properties in Ohio and Florida, respectively. Our 30 or more days delinquency ratios on those loans in Ohio and Florida at December 31, 2010 were 1.8% and 5.1%, respectively. Our 30 or more days delinquency ratio for the non-Home Today portfolio as a whole was 2.3%. Also, at December 31, 2010, approximately 39.6% and 28.4% of our home equity loans and lines of credit were secured by properties in Ohio and Florida, respectively. Our 30 days or more delinquency ratios on those loans in Ohio and Florida at December 31, 2010 were 2.1% and 4.0%, respectively. Our 30 or more days delinquency ratio for the home equity loans and lines of credit portfolio as a whole was 2.7%. While we focus our attention on, and are concerned with respect to the resolution of all loan delinquencies, as these ratios illustrate, our highest concern is centered on loans that are secured by properties in Florida. The “Allowance for Loan Losses” portion of the Critical Accounting Policies section provides additional details regarding our loan portfolio composition, delinquency statistics, our methodology in evaluating our loan loss provisions and the adequacy of our allowance for loan losses. As long as unemployment levels remain high, particularly in Ohio and Florida, and Florida housing values remain depressed due to prior overbuilding and speculation which has resulted in considerable inventory on the market, we expect that we will continue to experience elevated levels of delinquencies and risk of loss.

Our residential Home Today loans are another area of credit risk concern. Although the recorded investment in these loans total $275.0 million at December 31, 2010 and constitute only 2.8% of our total loan portfolio balance, they comprise 28.6% and 28.9% of our total delinquencies and our 90 days or greater delinquencies. At December 31, 2010, approximately 95.9% and 3.9% of our residential, Home Today loans were secured by properties in Ohio and Florida, respectively. At December 31, 2010, the percentages of those loans delinquent 30 days or more in Ohio and Florida were 34.4% and 35.4%, respectively. The disparity between the portfolio composition ratio and delinquency composition ratio reflects the nature of the Home Today loans. Prior to March 27, 2009 these loans were made to customers who, generally because of poor credit scores, would not have otherwise qualified for our loan products. We do not offer, and have not offered, loan products frequently considered to be designed to target sub-prime borrowers containing features such as higher fees or higher rates, negative amortization, or low initial payment features with adjustable interest rates. Our Home Today loan products, which prior to March 27, 2009 were made to borrowers whose credit profiles might be described as sub-prime, generally contain the same features as loans offered to our non-Home Today borrowers. The overriding objective of our Home Today lending, just as it is with our non-Home Today lending, is to create successful homeowners. We have attempted to manage our Home Today credit risk by requiring that borrowers attend pre- and post-borrowing financial management education and counseling and that the borrowers be referred to us by a sponsoring organization with which we have partnered. Further, to manage the credit aspect of these loans, inasmuch as the majority of these buyers do not have sufficient funds for downpayments, many loans include private mortgage insurance. At December 31, 2010, 55.1% of Home Today loans include private mortgage insurance coverage. From a peak recorded investment of $306.6 million at December 31, 2007, the total recorded investment balance of the Home Today portfolio has declined to $275.0 million at December 31, 2010. This trend generally reflects the evolving conditions in the mortgage real estate market and the tightening of standards imposed by issuers of private mortgage insurance. As part of our effort to manage credit risk, effective March 27, 2009, the Home Today underwriting guidelines were revised to be substantially the same as our traditional mortgage product. Inasmuch as most potential Home Today customers do not have sufficient funds for downpayments, the lack of available private mortgage insurance restricts our ability to extend credit. Unless and until lending standards and private mortgage insurance requirements loosen, we expect the Home Today portfolio to continue to decline in balance.

Maintaining Access to Adequate Liquidity and Alternative Funding Sources. For most insured depositories, customer and community confidence are critical to their ability to maintain access to adequate liquidity and to conduct business in an orderly fashion. The Company believes that maintaining high levels of capital is one of the most important factors in nurturing customer and community confidence. Accordingly, we have managed the pace of our growth in a manner that reflects our emphasis on high capital levels. At December 31, 2010, the Association’s ratio of core capital to adjusted tangible assets (a basic industry measure of which 5.00% is deemed to represent a “well capitalized” status) was 13.45%. We expect to continue to maintain high capital ratios.

In managing its level of liquidity, the Company monitors available funding sources, which include attracting new deposits, borrowing from others, the conversion of assets to cash and the generation of funds through profitable operations. The Company has traditionally relied on retail deposits as its primary means in meeting its funding needs. At December 31, 2010, deposits totaled $8.79 billion, while borrowings totaled $64.2 million and borrowers’ advances and servicing escrows totaled $347.5 million, combined. In evaluating funding sources, we consider many factors, including cost, duration, current availability, expected sustainability, impact on operations and capital levels.

To attract deposits, we offer our customers attractive rates of return on our deposit products. Our deposit products typically offer rates that are highly competitive with the rates on similar products offered by other financial institutions. We intend to continue this practice.

We preserve the availability of alternative funding sources through various mechanisms. First, by maintaining high capital levels, we retain the flexibility to increase our balance sheet size without jeopardizing our capital adequacy. Effectively, this permits us to increase the rates that we offer on our deposit products thereby attracting more potential customers. Second, we pledge available real estate mortgage loans and investment securities with the Federal Home Bank of Cincinnati (“FHLB”) and the Federal Reserve Bank of Cleveland (“Federal Reserve”). At December 31, 2010, these collateral pledge support arrangements provide for additional borrowing capacity of up to $1.41 billion with the FHLB (provided an additional investment in FHLB capital stock of up to $28.2 million is made) and up to $332.3 million at the Federal Reserve. Third, we invest in high quality marketable securities that exhibit limited market price variability, and to the extent that they are not needed as collateral for borrowings, can be immediately and efficiently sold in the institutional market and converted to cash. At December 31, 2010, our investment securities portfolio totaled $569.4 million. Finally, cash flows from operating activities have been a regular source of funds. During the three months ended December 31, 2010 and 2009, cash flows from operations totaled $85.7 million and $(1.9) million, respectively. Cash flow from operations in the three months ended December 31, 2009 was adversely affected by the $51.9 million prepayment of FDIC deposit insurance assessments (which has a remaining balance of $34.4 million at December 31, 2010).

Overall, while customer and community confidence can never be assured, the Company believes that our liquidity is adequate and that we have adequate access to alternative funding sources.

Monitoring and Controlling Operating Expenses. We continue to focus on managing operating expenses. Our annualized ratio of non-interest expense to average assets was 1.55% for the three months ended December 31, 2010. As of December 31, 2010, our average assets per full-time employee, and our average deposits per full-time employee were $11.6 million and $9.2 million, respectively. Based on industry statistics published by the OTS, we believe that each of these measures compares favorably with the averages for our peer group. Our average deposits held at our branch offices ($219.8 million per branch office as of December 31, 2010) contribute to our expense management efforts by limiting the overhead costs of serving our deposit customers. We will continue our efforts to control operating expenses as we grow our business.

While we devote a great deal of our attention to managing our operating expenses, certain costs are largely outside of our sphere of influence or control. One expense that increased dramatically in fiscal 2009 and is expected to remain high for the foreseeable future is our Federal deposit insurance premiums and assessments. In November 2009, the FDIC amended its assessment regulations to require insured institutions to pay, on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of calendar 2009 and to also prepay their estimated risk-based assessments for all of the calendar years 2010, 2011 and 2012. Our required $51.9 million prepayment was determined based upon our assessment rate in effect on September 30, 2009 and reflected a presumed 5% annualized growth factor applied to the institution’s assessment base as well as an assumed assessment rate increase of three cents per $100 of deposits effective January 1, 2011. In recognition of the industry’s weakened condition and the significant losses experienced by the FDIC, the prepayment was intended to preclude additional special assessments for the foreseeable future; however, the prepayment does not necessarily preclude the FDIC from changing assessment rates or from revising the risk-based assessment system, pursuant to the existing notice and-comment rulemaking framework. The Dodd-Frank Act requires the FDIC to adopt changes to the assessment base used to determine the amount of deposit insurance paid by insured institutions. Changes pursuant to this requirement are expected to be implemented in the second calendar quarter of 2011, and, absent changes to any other aspects of the assessment framework, including CAMELS classifications, are expected to result in a modest reduction in the Association’s prospective assessments.

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

Allowance for Loan Losses. We provide for loan losses based on the allowance method. Accordingly, all loan losses are charged to the related allowance and all recoveries are credited to it. Additions to the allowance for loan losses are provided by charges to income based on various factors which, in our judgment, deserve current recognition in estimating probable losses. We regularly review the loan portfolio and make provisions for loan losses in order to maintain the allowance for loan losses in accordance with U.S. GAAP. The allowance for loan losses consists of three components:

(1)	specific allowances established for any impaired loans for which the recorded investment in the loan exceeds the measured value of the collateral or, alternatively, the present value of expected future cash flows for the loan;

(2)	general allowances for loan losses for each loan type based on historical loan loss experience; and

(3)	adjustments, which we describe as a market valuation adjustment (“MVA”), to historical loss experience (general allowances), maintained to cover uncertainties that affect our estimate of probable losses for each loan type.

The adjustments to historical loss experience are based on our evaluation of several factors, including:

•	delinquency statistics (both current and historical) and the factors behind delinquency trends;

•	the status of loans in foreclosure, real estate in judgment and real estate owned;

•	the composition of the loan portfolio;

•	national, regional and local economic factors and trends;

•	asset disposition loss statistics (both current and historical);

•	the current status of all assets classified during the immediately preceding meeting of our management Asset Classification Committee; and

•	the industry.

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

As described above, loans originated under the Home Today program have greater credit risk than traditional residential real estate mortgage loans. At December 31, 2010, we had a recorded investment of $275.0 million in loans that were originated under our Home Today program, 34.4% of which were delinquent 30 days or more in repayments, compared to 2.3% in our portfolio of residential non-Home Today loans as of that date.

Equity loans and equity lines of credit generally have higher credit risk than traditional residential mortgage loans. These loans and lines are usually in a second lien position and when combined with the first mortgage, result in generally higher overall loan-to-value ratios. In a stressed housing market with high delinquencies and low housing prices, such as currently exists, these higher loan-to-value ratios represent a greater risk of loss to the Company. A borrower with more equity in the property has a vested interest in keeping the loan current compared to a borrower with little or no equity in the property. In light of the weak housing market, the current level of delinquencies and the current instability in employment and economic prospects, we currently conduct an expanded loan level evaluation of our equity loans and lines of credit, including bridge loans, which are delinquent 90 days or more. This expanded evaluation supplements, and is in addition to, our traditional evaluation procedures. As delinquencies in our portfolios are resolved, we are realizing an increase in net charge-offs related to equity lines of credit which are being applied against the allowance for loan loss. At December 31, 2010, we had a recorded investment of $2.75 billion in equity loans and equity lines of credit outstanding, 1.9% of which were delinquent 90 days or more in repayments. Net charge-offs in this portfolio for the three months ended December 31, 2010 and 2009 were $13.4 million and $10.0 million, respectively.

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

The following table sets forth the composition of the loan portfolio, by type of loan segregated by geographic location at the dates indicated, excluding loans held for sale. Construction loans are on properties located in Ohio and the balances of Consumer and other loans are immaterial. Therefore, neither was segregated by geographic location.

	December 31, 2010		September 30, 2010		December 31, 2009
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential non-Home Today
Ohio	$5,416,967		$4,843,804		$4,634,145
Florida	1,241,323		1,168,701		1,273,755
Kentucky	137,193		125,949		124,360

Total Residential non-Home Today	6,795,483	68.6%	6,138,454	65.4%	6,032,260	64.2%
Residential Home Today
Ohio	264,819		268,983		277,126
Florida	10,901		10,940		10,991
Kentucky	477		610		725

Total Residential Home Today	276,197	2.8	280,533	3.0	288,842	3.1
Home equity loans and lines of credit (1)
Ohio	1,083,954		1,145,819		1,187,834
Florida	777,955		797,658		831,279
California	317,167		324,778		339,889
Other	558,112		580,435		614,936

Total Home equity loans and lines of credit	2,737,188	27.6	2,848,690	30.4	2,973,938	31.6
Construction	89,433	0.9	100,404	1.1	97,199	1.0
Consumer and other loans	7,237	0.1	7,199	0.1	7,358	0.1

Total loans receivable	9,905,538	100.0%	9,375,280	100.0%	9,399,597	100.0%

Deferred loan fees, net	(16,241)		(15,283)		(11,775)
Loans in process	(36,607)		(45,008)		(40,233)
Allowance for loan losses	(148,246)		(133,240)		(97,280)

Total loans receivable, net	$9,704,444		$9,181,749		$9,250,309

(1)	Includes bridge loans (loans where borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).

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

	At December 31, 2010			At September 30, 2010			At December 31, 2009
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential non-Home Today	$48,737	32.9%	68.6%	$41,246	31.0%	65.4%	$26,612	27.3%	64.2%
Residential Home Today	18,143	12.2	2.8	13,331	10.0	3.0	9,683	10.0	3.1
Home equity loans and lines of credit (1)	76,759	51.8	27.6	73,780	55.4	30.4	56,208	57.8	31.6
Construction	4,606	3.1	0.9	4,882	3.6	1.1	4,776	4.9	1.0
Consumer and other loans	1	0.0	0.1	1	0.0	0.1	1	0.0	0.1

Total allowance	$148,246	100.0%	100.0%	$133,240	100.0%	100.0%	$97,280	100.0%	100.0%

(1)	Includes bridge loans (loans where borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).

Our analysis for evaluating the adequacy of and the appropriateness of our loan loss provision and allowance for loan losses is continually refined as new information becomes available and actual loss experience is acquired. During the last few years, numerous modifications to our procedures have been made. Most recently (at September 30, 2009), the qualitative MVA was formally added to our procedures to provide consideration of factors that may not be directly derived from historical portfolio performance. Orientation of the MVA is aligned more closely with contemporaneous qualitative factors, as opposed to the more historically-oriented loss experience factors used in the general valuation allowance. The MVA ensures that the provision for loan losses recognized in our income statement, as well as the balance of the allowance for loan losses carried on our balance sheet, remain consistent with not only our experience, but also with our expectations, which are influenced by the then-current status of the economy and housing markets and how those conditions may impact the performance of loans held on our balance sheet on the reporting date.

The MVA supplement to the “general” component of our overall allowance for loan losses added approximately $33 million to the provision for loan losses and the total allowance for loan losses carried on our balance sheet as of and for the quarter ended September 30, 2009.

Based on our evaluation in the current three-month period the total allowance for loan losses increased $15.0 million to $148.2 million at December 31, 2010. Also, based on our analysis, during the same three-month period a greater portion of the allowance for loan losses was allocated to our residential non-Home Today portfolio, as delinquencies continued to increase in that category. While delinquent loans in our Home Today portfolio decreased $2.1 million to $94.6 million in the current three-month period, our analysis determined that the portion of the allowance allocated to the Home Today portfolio needed to increase by 2.2%. In addition, a smaller portion (but still an increased dollar amount) of the allowance was allocated to equity loans and lines of credit as total delinquencies in that category saw a slight decrease. Additional discussion of non-performing loans as well as charge-offs appears later in this section.

As more delinquent loans have become subject to individual evaluation, the portion of the allowance for loan losses identified as specific reserves has increased and, as a result, the portion of the allowance for loan losses identified as general loss reserve applicable to loans not evaluated for specific reserves has decreased. Adjustments to the historical loss experience factors have been made in response to the weak real estate market, unemployment concerns in the Ohio market, an excess of available housing units in the Florida market, and uncertainties surrounding the future performance of restructured loans, and, as a result, the total loss allowance increased between December 31, 2009 and December 31, 2010.

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	As of and for the Three Months Ended December 31,
	2010	2009
	(Dollars in thousands)

Allowance balance (beginning of the period)	$133,240	$95,248
Charge-offs:
Real estate loans:
Residential non-Home Today
Ohio	1,977	1,378
Florida	2,087	1,327
Kentucky	0	72

Total Residential non-Home Today	4,064	2,777

Residential Home Today
Ohio	1,819	915
Florida	0	104
Kentucky	0	0

Total Residential Home Today	1,819	1,019

Home equity loans and lines of credit (1)
Ohio	2,519	1,983
Florida	8,898	5,832
California	701	1,495
Other	1,697	927

Total Home equity loans and lines of credit	13,815	10,237

Construction	357	183
Consumer and other loans	0	0

Total charge-offs	20,055	14,216

Recoveries:
Real estate loans:
Residential non-Home Today	81	5
Residential Home Today	43	23
Home equity loans and lines of credit (1)	414	219
Construction	23	1
Consumer and other loans	0	0

Total recoveries	561	248

Net charge-offs	(19,494)	(13,968)
Provision for loan losses	34,500	16,000

Allowance balance (end of the period)	$148,246	$97,280

Ratios:
Net charge-offs (annualized) to average loans outstanding	0.81%	0.59%
Allowance for loan losses to non-performing loans at end of the period	58.96%	36.75%
Allowance for loan losses to the total recorded investment in loans at end of the period	1.50%	1.04%

(1)	Includes bridge loans (loans where borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).

The level of charge-offs in the equity loan and lines of credit category is not unexpected. The number of loans delinquent 90 days and over (seriously delinquent) remains at an elevated level, although it decreased $1.6 million from

September 30, 2010 and $9.8 million from December 31, 2009. In light of the weak housing market and the instability in the employment and economic prospects in our primary lending markets, we conduct expanded loan level reviews of equity lines of credit. As these delinquencies have been resolved through pay-off, short sale or foreclosure, or management determines the collateral is not sufficient to satisfy the loan, uncollected balances have been charged against the allowance for loan losses previously provided. For the three months ended December 31, 2010, $13.4 million in net charge-offs for equity loans and lines of credit have been recorded compared to $10.0 million for the three months ended December 31, 2009. The largest change was in our Florida market which increased $3.1 million, or 53%, to $8.9 million in the current three-month period ended December 31, 2010 compared to $5.8 million during the same three-month period last year. Charge-offs in our Residential Non-Home Today portfolio increased $1.3 million, or 46%, to $4.1 million in the current three-month period compared to $2.8 million in the three-month period ended December 31, 2009. We continue to evaluate loans becoming delinquent for potential losses and record provisions for our estimate of those losses. We expect this higher level of charge-offs to continue as the delinquent loans are resolved in the future and uncollected balances are charged against the allowance.

The following tables set forth the number and recorded investment in loan delinquencies by type, segregated by geographic location and severity of delinquency at the dates indicated. Construction loans are on properties located in Ohio and the balances of consumer and other loans are immaterial, therefore neither was segregated.

	Loans Delinquent For
	30-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2010
Real estate loans:
Residential non-Home Today
Ohio	236	$23,719	587	$67,745	823	$91,464
Florida	42	9,567	262	53,515	304	63,082
Kentucky	3	426	6	1,469	9	1,895

Total Residential non-Home Today	281	33,712	855	122,729	1,136	156,441

Residential Home Today
Ohio	230	20,550	782	70,175	1,012	90,725
Florida	12	1,257	26	2,586	38	3,843

Total Residential Home Today	242	21,807	808	72,761	1,050	94,568

Home equity loans and lines of credit (1)
Ohio	223	7,439	346	15,695	569	23,134
Florida	133	9,001	211	22,083	344	31,084
California	29	2,750	32	3,826	61	6,576
Other	47	3,262	114	10,726	161	13,988

Total Home equity loans and lines of credit	432	22,452	703	52,330	1,135	74,782

Construction	4	1,543	26	3,621	30	5,164
Consumer and other loans	0	0	2	1	2	1

Total	959	$79,514	2,394	$251,442	3,353	$330,956

	Loans Delinquent For
	30-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At September 30, 2010
Real estate loans:
Residential non-Home Today
Ohio	215	$21,182	582	$68,845	797	$90,027
Florida	42	8,597	244	51,765	286	60,362
Kentucky	5	902	4	991	9	1,893

Total Residential non-Home Today	262	30,681	830	121,601	1,092	152,282

Residential Home Today
Ohio	230	20,879	807	72,265	1,037	93,144
Florida	9	927	26	2,566	35	3,493

Total Residential Home Today	239	21,806	833	74,831	1,072	96,637

Home equity loans and lines of credit (1)
Ohio	223	6,830	354	16,255	577	23,085
Florida	118	9,979	233	23,277	351	33,256
California	16	1,401	27	3,584	43	4,985
Other	49	3,167	111	10,832	160	13,999

Total Home equity loans and lines of credit	406	21,377	725	53,948	1,131	75,325

Construction	2	558	31	3,980	33	4,538
Consumer and other loans	0	0	2	1	2	1

Total	909	$74,422	2,421	$254,361	3,330	$328,783

At December 31, 2009
Real estate loans:
Residential non-Home Today
Ohio	215	$21,997	582	$60,012	797	$82,009
Florida	43	8,472	191	42,482	234	50,954
Kentucky	4	1,073	3	583	7	1,656

Total Residential non-Home Today	262	31,542	776	103,077	1,038	134,619

Residential Home Today
Ohio	257	21,996	933	85,070	1,190	107,066
Florida	5	551	30	2,989	35	3,540

Total Residential Home Today	262	22,547	963	88,059	1,225	110,606

Home equity loans and lines of credit (1)
Ohio	272	12,077	392	18,799	664	30,876
Florida	126	9,986	245	25,551	371	35,537
California	17	1,393	33	4,082	50	5,475
Other	43	169	145	13,686	188	13,855

Total Home equity loans and lines of credit	458	23,625	815	62,118	1,273	85,743

Construction	5	625	52	11,450	57	12,075
Consumer and other loans	1	0	3	2	4	2

Total	988	$78,339	2,609	$264,706	3,597	$343,045

(1)	Includes bridge loans (loans where borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).

Loans delinquent 90 days and over decreased 1.1% to $251.4 million at December 31, 2010, from $254.4 million at September 30, 2010 and decreased 5.0% from $264.7 million at December 31, 2009. Loans delinquent 30-89 days increased $5.1 million, or 6.8%, to $79.5 million from $74.4 million at September 30, 2010 and increased $1.2 million, or 1.5%, from

December 31, 2009. The inability of borrowers to repay their loans is primarily a result of high unemployment and uncertain economic prospects in our primary lending markets. Inasmuch as job losses and unemployment levels both remain at high levels, we expect some borrowers who are current on their loans at December 31, 2010 to experience payment problems in the future. The excess number of housing units available for sale in the market today also may limit borrowers’ ability to sell a home they can no longer afford. In Florida, housing values continue to remain depressed due to prior rapid building and speculation, which has resulted in considerable inventory on the market and may limit a borrower’s ability to sell a home. As a result, we expect the overall level of loans delinquent 90 days or over will remain at elevated levels in the future.

The following table sets forth the recorded investments and categories of our non-performing assets and troubled debt restructurings at the dates indicated.

	December 31,	September 30,	December 31,
	2010	2010	2009
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
Residential non-Home Today	$131,634	$135,109	$103,077
Residential Home Today	87,690	91,985	88,059
Home equity loans and lines of credit (1)	52,596	54,481	62,118
Construction	3,621	4,994	11,460
Consumer and other loans	1	1	2

Total non-accrual loans (2)(3)	275,542	286,570	264,716

Real estate owned	16,473	15,912	15,944
Other non-performing assets	0	0	0

Total non-performing assets	$292,015	$302,482	$280,660

Troubled debt restructurings: (not included in non-accrual loans above)
Real estate loans:
Residential non-Home Today	$44,803	$39,167	$30,395
Residential Home Today	53,998	47,601	32,431
Home equity loans and lines of credit (1)	3,078	3,430	3,755
Construction	1,005	0	0
Consumer and other loans	0	0	0

Total	$102,884	$90,198	$66,581

Ratios:
Total non-accrual loans to total loans	2.80%	3.08%	2.82%
Total non-accrual loans to total assets	2.49%	2.59%	2.47%
Total non-performing assets to total assets	2.64%	2.73%	2.62%

(1)	Includes bridge loans (loans where borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).
(2)	At December 31, 2010 and September 30, 2010 includes $24.1 and $32.4 million, respectively, in troubled debt restructurings which are current but included with non-accrual loans for a minimum period of six months from the restructuring date due to their non-accrual status prior to restructuring. At December 31, 2009, troubled debt restructurings that would have remained in non-accrual due to their accrual status prior to restructuring were not material and therefore were not included with non-accrual loans at that reporting date.
(3)	Includes $16.7 million, $12.3 million and $2.9 million in troubled debt restructurings that are 90 days or more past due at December 31, 2010, September 30, 2010, and December 31, 2009, respectively.

In response to the economic challenges facing many borrowers, the level of loan modifications has increased, resulting in $143.7 million of troubled debt restructurings recorded at December 31, 2010, a $8.9 million increase from September 30, 2010 and a $74.2 million increase from December 31, 2009. Of the $143.7 million of troubled debt restructurings recorded at December 31, 2010, $59.9 million is in the residential, non-Home Today portfolio and $78.6 million is in the Home Today portfolio.

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

The following table sets forth the recorded investment in accrual and non-accrual troubled debt restructured loans, by the types of concessions granted as of December 31, 2010.

	Reduction in interest rates	Payment Extensions	Forbearance or Other actions	Multiple concessions	Multiple Modifications	Total
	(Dollars in thousands)
Accrual
Residential non-Home Today	$14,393	$2,828	$9,141	$10,482	$7,959	$44,803
Residential Home Today	14,266	73	5,716	31,878	2,065	53,998
Home equity loans and lines of credit	0	2,282	597	99	100	3,078
Construction	0	1,005	0	0	0	1,005

Total	$28,659	$6,188	$15,454	$42,459	$10,124	$102,884

Non-Accrual, Performing
Residential non-Home Today	$1,514	$195	$4,934	$2,117	$143	$8,903
Residential Home Today	6,853	471	7,058	317	232	14,931
Home equity loans and lines of credit	0	74	30	59	104	267
Construction	0	0	0	0	0	0

Total	$8,367	$740	$12,022	$2,493	$479	$24,101

Non-Accrual, Non-Performing
Residential non-Home Today	$1,591	$950	$1,861	$1,593	$218	$6,213
Residential Home Today	2,786	355	4,124	2,351	103	9,719
Home equity loans and lines of credit	0	548	195	0	0	743
Construction	0	0	0	0	0	0

Total	$4,377	$1,853	$6,180	$3,944	$321	$16,675

Total Troubled Debt Restructurings
Residential non-Home Today	$17,498	$3,973	$15,936	$14,192	$8,320	$59,919
Residential Home Today	23,905	899	16,898	34,546	2,400	78,648
Home equity loans and lines of credit	0	2,904	822	158	204	4,088
Construction	0	1,005	0	0	0	1,005

Total	$41,403	$8,781	$33,656	$48,896	$10,924	$143,660

Forty-eight percent of loans modified through our restructuring program are for borrowers who are current on their loans who request a modification due to a recent or impending event that has caused or will cause a temporary financial strain and who receive concessions that would otherwise not be considered.

Our experience with troubled debt restructurings during the last 30 months is comprised of 536 loans ($59.0 million) which have been subject to restructuring terms for at least one year. While we believe that it may be premature to draw absolute conclusions with respect to the effectiveness of any individual concession type, we believe that our experience does provide insight with respect to effectiveness. With that qualification in mind, our experience has been that the following loans are performing successfully after one year or more under the terms of the restructuring: 45 of 58 loans granted a rate reduction, 59 of 67 loans granted a payment extension, 35 of 69 loans granted a forbearance or other action, 257 of 282 loans granted multiple concessions and 55 of 60 loans modified more than once over their lifetime.

On December 31, 2010 the unpaid principal balance of our home equity loans and lines of credit portfolio consisted of $233.4 million in home equity loans (which includes $126.0 million of home equity lines of credit which are in the amortization period and no longer eligible to be drawn upon), $9.3 million in bridge loans and $2.49 billion in home equity lines of credit. The following table sets forth credit exposure, principal balance, percent delinquent 90 days or more, the mean combined loan-to-value (“CLTV”) percent at the time of origination and the current mean CLTV percent of our home equity loans, home equity lines of credit and bridge loan portfolio as of December 31, 2010. Home equity lines of credit in the draw period are by geographic distribution:

	Credit Exposure	Principal Balance	Percent Delinquent 90 days or more	Mean CLTV Percent at Origination (2)	Current Mean CLTV Percent (3)
	(Dollars in thousands)
Home equity lines of credit in draw period (by state)
Ohio	$1,890,961	$968,559	0.80%	63%	71%
Florida	1,084,669	760,517	2.63%	63%	102%
California	407,712	292,509	0.49%	68%	88%
Other (1)	756,864	472,926	0.82%	64%	71%

Total home equity lines of credit in draw period	$4,140,206	$2,494,511	1.33%	63%	79%

Home equity lines in repayment, home equity loans and bridge loans	242,677	242,677	7.80%	66%	64%

Total	$4,382,883	$2,737,188	1.90%	63%	77%

(1)	No individual state has a credit exposure or drawn balance greater than 5% of the total.
(2)	Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.
(3)	Current Mean CLTV is based on best available first mortgage and property values as of September 30, 2010. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.

The following table sets forth credit exposure, principal balance, percent delinquent 90 days or more, the mean CLTV percent at the time of origination and the current mean CLTV percent of our home equity loans, home equity lines of credit and bridge loan portfolio as of December 31, 2010. Home equity lines of credit in the draw period are by the year originated:

	Credit Exposure	Principal Balance	Percent Delinquent 90 days or more	Mean CLTV Percent at Origination (1)	Current Mean CLTV Percent (2)
	(Dollars in thousands)
Home equity lines of credit in draw period
2000 and prior	$429,787	$203,702	0.82%	49%	63%
2001	131,873	66,695	1.03%	66%	66%
2002	231,152	117,628	1.86%	65%	68%
2003	344,276	183,629	1.38%	68%	72%
2004	219,882	122,689	2.92%	68%	79%
2005	158,067	95,992	4.25%	68%	89%
2006	369,995	242,813	2.82%	67%	96%
2007	563,278	404,336	1.73%	68%	97%
2008	1,135,158	758,362	0.53%	65%	80%
2009	508,820	276,783	0.18%	56%	65%
2010	47,918	21,882	0.00%	59%	63%

Total home equity lines of credit in draw period	$4,140,206	$2,494,511	1.33%	63%	79%

Home equity lines in repayment, home equity loans and bridge loans	242,677	242,677	7.80%	66%	64%

Total	$4,382,883	$2,737,188	1.90%	63%	77%

(1)	Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.
(2)	Current Mean CLTV is based on best available first mortgage and property values as of September 30, 2010. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.

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

The amount and timing of mortgage servicing rights amortization is adjusted quarterly based on actual results. In addition, on a quarterly basis, we perform a valuation review of mortgage servicing rights for potential decreases in value. This quarterly valuation review entails applying current assumptions to the portfolio classified by interest rates and, secondarily, by prepayment characteristics. At December 31, 2010, the capitalized value of our rights to service $6.22 billion of loans for others was $33.5 million, or 0.54% of the serviced loan portfolio.

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

We must assess the likelihood that tax positions resulting in material tax benefits would be upheld upon examination of a tax authority. At December 31, 2010, we have not identified any tax positions that are not more likely than not to be realized upon examination and have not recorded any tax liabilities for uncertain tax positions.

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

Comparison of Financial Condition at December 31, 2010 and September 30, 2010

Total assets decreased $11.4 million, or less than 1%, to $11.06 billion at December 31, 2010 from $11.08 billion at September 30, 2010. This change was the result of decreases in our cash and cash equivalents, investment securities and mortgage loans held for sale partially offset by an increase in our loan portfolio.

Cash and cash equivalents decreased $401.2 million, or 54%, to $342.5 million at December 31, 2010 from $743.7 million at September 30, 2010, as we have reinvested our most liquid assets into loan products.

Investment securities held to maturity decreased $95.7 million, or 15%, to $551.3 million at December 31, 2010 from $646.9 million at September 30, 2010. During the three-month period we purchased $2.0 million in investment securities. There were no sales of investment securities as only principal paydowns occurred in this mortgage-backed security portfolio. Paydowns on mortgage-backed securities continue to increase due to the historically low mortgage interest rates and can be expected to continue, although at perhaps a slower pace, as borrowers take advantage of lower rates.

There were no mortgage loans held for sale at December 31, 2010 compared to $25.0 million at September 30, 2010. Effective July 1, 2010, Fannie Mae, the Association’s primary loan investor, implemented certain loan origination requirement changes affecting loan eligibility. We did not adopt those changes. During the quarter ended December 31, 2010, $25.0 million of mortgage loans previously classified as held for sale were transferred to held for investment and as a result, no loans were designated as held for sale at December 31, 2010.

Loans held for investment, net, increased $522.6 million, or 6%, to $9.70 billion at December 31, 2010 from $9.18 billion at September 30, 2010. Residential mortgage loans increased $652.7 million, or 11%, to $6.80 billion during the three months ended December 31, 2010 reflecting the successful marketing of our “SmartRate” adjustable-rate first mortgage loan product. Of the $652.7 million increase in residential mortgage loans during the three months ended December 31, 2010, $517.7 million, or 79%, was comprised of three and five year “SmartRate” loans. The remainder of the increase, or $135.0 million, was comprised of fifteen and thirty year, fixed-rate first mortgage loans. Historically, the preponderance of our new loan originations was comprised of fixed-rate loans which were frequently offset by loan sales. In the current three-month period there were no sales of loans in the secondary market. Through the sales of loans in the secondary market, we can improve our interest rate risk position in the event of increases in market interest rates. However, due to delivery requirement changes imposed by Fannie Mae, effective July 1, 2010, we expect that our ability to reduce interest rate risk via this channel will be limited. While periodically, in conjunction with continuing negotiations with Fannie Mae, we may determine that certain loans may qualify for delivery to Fannie Mae, there is no certainty that such negotiations will prove to be successful. Refer to the Controlling Our Interest Rate Risk Exposure section of the Overview for additional discussion regarding our management of interest rate risk. The increase in residential mortgage loans was partially offset by a $111.5 million decrease in home equity loans and lines of credit. Effective June 28, 2010, we suspended the acceptance of new equity credit applications with the exception of bridge loans. Refer to the Monitoring and Limiting Our Credit Risk section of the Overview for additional information.

Deposits decreased $58.6 million, or less than 1%, to $8.79 billion at December 31, 2010 from $8.85 billion at September 30, 2010. The decrease in deposits was the result of a $108.0 million decrease in our certificates of deposit partially offset by a $25.6 million increase in our high-yield savings accounts (a subcategory of our savings accounts) combined with a $21.7 million increase in our high-yield checking accounts for the three-month period ended December 31, 2010. We have focused on promoting our high-yield savings accounts (a subcategory of our negotiable order of withdrawal accounts) as well as our high-yield checking accounts as we believe that these types of deposit products provide a stable source of funds. In addition, our high yield savings accounts are expected to reprice in a manner similar to our equity loan products, and, therefore, assist us in managing interest rate risk.

Accrued expenses and other liabilities increased $46.9 million, or 72.0%, to $112.1 million at December 31, 2010 from $65.2 million at September 30, 2010. This increase reflects the in-transit status of $46.5 million of real estate tax payments that have been collected from borrowers and will be remitted to various taxing agencies.

Shareholders’ equity decreased $5.3 million, to $1.75 billion at December 31, 2010 from September 30, 2010. This reflects $7.3 million of net loss during the three-month period partially offset by adjustments related to the allocation of shares of our common stock related to awards under the stock-based compensation plan and the ESOP.

Comparison of Operating Results for the Three Months Ended December 31, 2010 and 2009

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

	Three Months Ended December 31, 2010				Three Months Ended December 31, 2009
	Average Balance	Interest Income/ Expense		Yield/ Cost (1)	Average Balance	Interest Income/ Expense		Yield/ Cost (1)

	(Dollars in thousands)
Interest-earning assets:
Other Interest -bearing cash equivalents	$543,632	$434		0.32%	$279,740	$165		0.24%
Investment securities	15,455	73		1.89%	16,893	87		2.06%
Mortgage-backed securities	611,343	3,375		2.21%	610,522	5,099		3.34%
Loans	9,620,125	103,200		4.29%	9,454,267	107,048		4.53%
Federal Home Loan Bank stock	35,620	359		4.03%	35,620	404		4.54%

Total interest-earning assets	10,826,175	107,441		3.97%	10,397,042	112,803		4.34%

Noninterest-earning assets	279,257				297,271

Total assets	$11,105,432				$10,694,313

Interest-bearing liabilities:
NOW accounts	973,422	928		0.38%	984,723	1,535		0.62%
Savings accounts	1,589,013	2,537		0.64%	1,283,810	3,397		1.06%
Certificates of deposit	6,253,379	43,813		2.80%	6,295,373	50,081		3.18%
Borrowed Funds	68,586	477		2.78%	70,007	485		2.77%

Total interest-bearing liabilities	8,884,400	47,755		2.15%	8,633,913	55,498		2.57%

Noninterest-bearing liabilities	469,018				297,738

Total liabilities	9,353,418				8,931,651
Shareholders’ equity	1,752,014				1,762,662

Total liabilities and shareholders’ equity	$11,105,432				$10,694,313

Net interest income		$59,686				$57,305

Interest rate spread (2)				1.82%				1.77%

Net interest-earning assets (3)	$1,941,775				$1,763,129

Net interest margin (4)		2.21	% (1)			2.20	% (1)

Average interest-earning assets to average interest-bearing liabilities	121.86%				120.42%

Selected performance ratios:
Return on average assets		-0.26	% (1)			0.33	%(1)
Return on average equity		-1.68	% (1)			2.03	%(1)
Average equity to average assets		15.78%				16.48%

(1)	Annualized
(2)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by total interest-earning assets.

General. Net income decreased $16.3 million, or 182%, to a loss of $7.3 million for the quarter ended December 31, 2010 compared to earnings of $8.9 million for the quarter ended December 31, 2009. The change in net income is largely the result of an increase in the provision for loan losses and higher non-interest expense combined with a decrease in fees and service charges, net gain on the sale of loans and interest income on loans partially offset by a decrease in interest expense.

Interest Income. Interest income decreased $5.4 million, or 5%, to $107.4 million during the current quarter compared to $112.8 million during the same quarter in the prior year. The decrease in interest income resulted primarily from a decrease in interest income from loans and to a lesser extent, from a decrease in interest income from investment securities held to maturity.

Interest income on loans decreased $3.8 million, or 4%, to $103.2 million compared to $107.0 million during the same quarter in the prior year. This change was attributed to a 24 basis point decrease in the yield to 4.29% from 4.53% as historically low interest rates have increased the amount of refinance activity. Additionally, the increase in new “SmartRate” adjustable-rate first mortgage loan originations during the current quarter at interest rates below rates offered on fixed-rate products, contributed to the lower average yield. The decrease in interest income on loans during the quarter was partially offset by the $165.9 million increase in the average balance of loans to $9.62 billion for the quarter ended December 31, 2010 compared to $9.45 billion during the same quarter last year as new loan production exceeded repayments.

Interest Expense. Interest expense decreased $7.7 million, or 14%, to $47.8 million during the current quarter compared to $55.5 million during the quarter ended December 31, 2009. The change resulted primarily from a decrease in interest expense on certificates of deposit combined with modest decreases in interest expense on NOW accounts and savings accounts.

Interest expense on certificates of deposit decreased $6.3 million, or 13%, to $43.8 million during the current quarter compared to $50.1 million during the quarter ended December 31, 2009. The change was attributed to a 38 basis point decrease in the average rate we paid on certificates of deposit to 2.80% from 3.18% combined with a $42.0 million, or less than 1%, decrease in the average balance to $6.25 billion from $6.30 billion during the same quarter of the prior year. Rates were adjusted on deposits in response to changes in general market rates as well as to changes in the rates paid by our competition on short-term certificates of deposit.

Interest expense on savings accounts decreased $860 thousand, or 25%, to $2.5 million during the current quarter compared to $3.4 million during the quarter ended December 31, 2009. The change was attributed to a 42 basis point decrease in the average rate we paid on savings accounts to 0.64% from 1.06% partially offset by a $305.2 million, or a 24%, increase in the average balance to $1.59 billion from $1.28 billion during the same quarter of the prior year, reflecting customer preference for savings accounts when rates are comparable to our short-term certificates of deposit.

Net Interest Income. Net interest income increased $2.4 million, or 4%, to $59.7 million during the current quarter from $57.3 million during the quarter ended December 31, 2009. As net interest income increased during the quarter, we experienced a slight improvement of our interest rate spread which increased five basis points to 1.82% compared to 1.77% during the same quarter last year. Our net interest margin increased one basis point to 2.21% compared to 2.20% during the same quarter last year.

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

Based on our evaluation of the above factors, we recorded a provision for loan losses of $34.5 million during the current quarter and a provision of $16.0 million during the quarter ended December 31, 2009. The provisions recorded exceeded net charge-offs of $19.5 million and $14.0 million during the quarters ended December 31, 2010 and 2009, respectively. The increased provision reflects the continued increase in the level of net charge-offs over the comparable quarter from last year, lower home values and the uncertain economic times that face many of our loan customers. A combination of various market conditions, mainly a decrease in home values and an increase in unemployment rates, have caused higher delinquencies and charge-offs in the loan portfolio. As delinquencies in the portfolio have been resolved through pay-off, short sale or foreclosure, or management determines the collateral is not sufficient to satisfy the loan, uncollected balances have been charged against the allowance for loan losses previously provided. The allowance for loan losses was $148.2 million, or

1.50% of the total recorded investment in loans receivable, at December 31, 2010, compared to $133.2 million, or 1.43% of the total recorded investment in loans receivable, at September 30, 2010, and further compared to $97.3 million or 1.04% of the total recorded investment in loans receivable at December 31, 2009. Non-performing loans decreased by $2.9 million to $251.4 million, or 2.55% of the total recorded investment in loans, at December 31, 2010 from $254.4 million, or 2.73% of the total recorded investment in loans, at September 30, 2010, and, further, non-performing loans decreased by $13.3 million compared to $264.7 million, or 2.82% of total loans, at December 31, 2009. Non-performing loans at December 31, 2010 and September 30, 2010 includes $24.1 and $32.2 million, respectively, in troubled debt restructurings which are current but included with non-accrual loans for a minimum period of six months from the restructuring date due to their non-accrual status prior to restructuring. At December 31, 2009, troubled debt restructurings that would have remained in non-accrual due to their accrual status prior to restructuring were not material and therefore were not included with non-accrual loans at that reporting date.

We used the same general methodology in assessing the allowance for loan losses at the end of each three-month period. We believe we have recorded all losses that are both probable and reasonable to estimate for the three months ended December 31, 2010 and 2009.

Non-Interest Income. Non-interest income decreased $4.8 million, or 41%, to $6.8 million during the current quarter compared to $11.6 million during the quarter ended December 31, 2009.

Loan fees and service charges decreased $2.6 million, or 47%, to $2.9 million in the current quarter compared to $5.5 million during the quarter ended December 31, 2009. This change is primarily related to a $2.8 million increase in the amortization of mortgage servicing rights recorded in the current quarter. Historically low mortgage loan interest rates have brought about increased refinancing activity resulting in accelerated paydowns which in turn increases the amount of amortization.

In the quarter ended December 31, 2010 there were no sales of loans therefore no gains (losses) were recorded compared to gains of $3.0 million the quarter ended December 31, 2009. The lack of sales in the current quarter reflects the impact of changes by Fannie Mae related to requirements for loans that it accepts. Effective July 1, 2010, Fannie Mae, the Association’s primary loan investor, implemented certain loan origination requirement changes affecting loan eligibility that we did not adopt. Refer to the Controlling Our Interest Rate Risk Exposure section of the Overview for additional discussion.

Non-Interest Expense. Non-interest expense increased $2.8 million, or 7%, to $42.9 million during the current quarter compared to $40.1 million during the quarter ended December 31, 2009 as a decrease in salaries and employee benefits was more than offset by increases in federal insurance premiums and other operating expenses.

Salary and employee benefits decreased $3.7 million, or 17%, to $17.5 million during the quarter ended December 31, 2010 from $21.2 million during the same quarter last year. The decrease arose as bonus accruals were reduced in general and eliminated for executive officers and equity incentive and employee stock ownership costs were reduced. The benefit of these reductions was partially offset by annual merit increases for non-executive staff. Additionally, cost deferrals associated with increased loan production contributed to the decrease in expense in the current quarter.

Other operating expenses increased $4.7 million, or 102%, to $9.4 million in the current quarter compared to $4.7 million in the same quarter of the prior year. Costs (legal, appraisal, postage, courier, telephone etc.) associated with our home equity lending reduction plan comprised the majority of the cost increase. Additionally, professional consulting fees incurred in connection with the enhancement of our home equity lending account administration, account management activities coupled with similar fees incurred in connection with an independent evaluation of our enterprise risk management processes and procedures also contributed to the cost increase. Finally, because of the higher loan refinance activity during the quarter, the cost of interest advances that the company is required to make (and which is included in other operating expenses) when serviced loans are repaid prior to month end increased $926 thousand in the current quarter when compared to the same quarter last year.

Income Tax Expense. The benefit for income taxes was $3.4 million during the current quarter compared to a $3.9 million provision during the quarter ended December 31, 2009. Our effective tax rate was 32.8% in the current quarter compared to 30.5% for the quarter ended December 31, 2009. During the current quarter, an $800 thousand adjustment was recorded to increase our deferred tax asset reserve related to our charitable contribution carryforward. Our provision for income taxes in the current quarter reflects our expectations for the full fiscal year. Our current estimate for the fiscal year ending September 30, 2011, is that our federal effective income tax rate will be 38.3%.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the FHLB of Cincinnati, borrowings from the Federal Reserve Discount Window, maturities and sales of securities and, historically, sales of loans. In addition, we have the ability to obtain collateralized borrowings in the wholesale markets. Finally, access to the equity capital markets via a supplemental stock offering or a full (second step) conversion transaction remain other potential sources of liquidity, although these channels generally require six to nine months of lead time. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Association’s Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We seek to maintain a minimum liquidity ratio of 2% or greater (which we compute as the sum of cash and cash equivalents plus unpledged investment securities for which ready markets exist, divided by total assets). For the quarter ended December 31, 2010, our liquidity ratio averaged 9.29%. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2010.

We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities and the objectives of our asset/liability management program.

Excess liquid assets are generally invested in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2010, cash and cash equivalents totaled $342.5 million. There were no sales of long-term, fixed rate loans during the quarter ended December 31, 2010. Effective July 1, 2010, our traditional underwriting procedures no longer complied with Fannie Mae’s standard requirements and accordingly, our ability to manage liquidity via the loan sales channel will be limited until we either change our underwriting standards or Fannie Mae, or other market participants, revise their qualification standards. In the absence of such changes, future sales of fixed rate mortgage loans will be limited to those loans that have established payment histories, strong borrower credit profiles and are supported by adequate collateral values. Investment securities classified as available-for-sale, which provide additional sources of liquidity, totaled $18.1 million at December 31, 2010. Also, at December 31, 2010 we had borrowed $64.2 million from the FHLB of Cincinnati.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows (unaudited) included in our Unaudited Consolidated Financial Statements.

At December 31, 2010, we had $310.3 million in loan commitments outstanding. In addition to commitments to originate loans, we had $1.7 billion in unused lines of credit to borrowers. Certificates of deposit due within one year of December 31, 2010 totaled $2.72 billion, or 31.0% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, sales of investment securities, other deposit products, including certificates of deposit, Federal Home Loan Bank advances, borrowings from the Federal Reserve Discount Window or other collateralized borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2011. We believe, however, based on past experience that a significant portion of such deposits will remain with us. Generally, we have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are originating residential mortgage loans and purchasing investments. During the quarter ended December 31, 2010, we originated $1.05 billion of loans, and during the quarter ended December 31, 2009, we originated $432.9 million of loans. We purchased $2.0 million of securities during the quarter ended December 31, 2010, and $109.5 million during the quarter ended December 31, 2009.

Financing activities consist primarily of changes in deposit accounts, changes in the balances of principal and interest owed on loans serviced for others and, to a lesser extent, Federal Home Loan Bank advances and borrowings from the Federal Reserve Discount Window. We experienced a net decrease in total deposits of $58.6 million during the quarter ended December 31, 2010 compared to a net increase of $36.9 million during the quarter ended December 31, 2009. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of Cincinnati and the Federal Reserve Discount Window, each of which provides an additional source of funds. At December 31, 2010 we had $64.2 million FHLB of Cincinnati advances and no outstanding borrowings from the Federal Reserve Discount Window. During the quarter ended December 31, 2010, we had average outstanding advances with the FHLB of Cincinnati of $68.6 million compared to average outstanding advances of $70.0 million from the FHLB of Cincinnati during the quarter ended December 31, 2009. At

December 31, 2010 we had the ability to immediately borrow an additional $916.0 million from the FHLB of Cincinnati and $332.3 million from the Federal Reserve Discount Window. From the perspective of collateral value securing FHLB of Cincinnati advances, our capacity limit for additional borrowings at December 31, 2010 was $1.41 billion, subject to satisfaction of the FHLB Cincinnati common stock ownership requirement. To satisfy the common stock ownership requirement we would have to increase our ownership of FHLB Cincinnati common stock by an additional $28.2 million.

Third Federal Savings and Loan is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2010, Third Federal Savings and Loan exceeded all regulatory capital requirements. Third Federal Savings and Loan is considered “well capitalized” under regulatory guidelines.

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

As of December 31, 2010 the Association exceeded all regulatory requirements to be considered “Well Capitalized” as presented in the table below (dollar amounts in thousands).

	Actual		Required
	Amount	Ratio	Amount	Ratio

Total Capital to Risk Weighted Assets	$1,574,630	21.32%	$738,719	10.00%
Core Capital to Adjusted Tangible Assets	1,482,290	13.45	550,844	5.00
Tangible Capital to Tangible Assets	1,482,290	13.45	N/A	N/A
Tier 1 Capital to Risk-Weighted Assets	1,482,290	20.07	443,231	6.00

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

We have sought to manage our interest rate risk in order to control the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset-liability management, we have historically used the following strategies to manage our interest rate risk:

(i)	marketing adjustable-rate loans;

(ii)	lengthening the weighted average remaining term of major funding sources, primarily by offering attractive interest rates on deposit products;

(iii)	investing in shorter- to medium-term securities;

(iv)	maintaining high levels of capital; and

(v)	securitizing and selling long-term, fixed-rate, one- to four-family residential real estate mortgage loans.

Historically, loan sales were undertaken to improve our interest rate risk position in the event that market interest rates increased. However, effective July 1, 2010, Fannie Mae, the Association’s primary loan investor, implemented certain loan origination requirement changes affecting loan eligibility that we did not adopt. Accordingly, the Association’s ability to reduce interest rate risk via our traditional loan sales of newly originated longer-term fixed rate residential loans is limited until the Association either changes its loan origination processes or Fannie Mae, Freddie Mac or other market participants, revise their loan eligibility standards. Otherwise, future sales of fixed-rate mortgage loans will predominantly be limited to those loans that have established payment histories, strong borrower credit profiles and are supported by adequate collateral values. In response to this change, we are currently marketing a new adjustable-rate mortgage loan product that provides us with improved interest rate risk characteristics when compared to a long-term, fixed-rate mortgage.

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

Net Portfolio Value. The OTS requires the computation of amounts by which the net present value of an institution’s cash flow from assets, liabilities and off balance sheet items (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates. The OTS provides all institutions that file a Consolidated Maturity/Rate Schedule as a part of their quarterly Thrift Financial Report with an interest rate sensitivity report of NPV. The OTS simulation model uses a discounted cash flow analysis and an option-based pricing approach in measuring the interest rate sensitivity of NPV. The OTS model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumption that instantaneous changes (measured in basis points) occur at all maturities along the United States Treasury yield curve. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 2% to 3% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. On a quarterly basis the OTS provides us the results of the interest rate sensitivity model, which is based on information we provide to the OTS, to estimate the sensitivity of our NPV. The OTS calculations of the estimated changes in NPV of the Association as of December 31, 2010 are not currently available.

The following table presents our internal calculations of the estimated changes in the Association’s NPV at December 31, 2010 that would result from the designated instantaneous changes in the United States Treasury yield curve. In general, the assumptions used by the OTS are, by necessity, more generic as their modeling framework must fit and be adaptable to all institutions subject to its regulation. Our internal model is tailored specifically to our organization which, we believe, improves the accuracy of our internally prepared NPV estimates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

				NPV as a Percentage of Present Value of Assets (3)
		Estimated Increase (Decrease) in NPV
Change in Interest Rates (basis points) (1)	Estimated NPV (2)	Amount	Percent	NPV Ratio (4)	Increase (Decrease) (basis points)
	(Dollars in thousands)

+300	$769,057	$(766,891)	-50%	7.62%	-617
+200	$1,047,950	$(487,998)	-32%	10.00%	-379
+100	$1,336,902	$(199,046)	-13%	12.31%	-148
—	$1,535,948	—	—	13.79%	—
-100	$1,589,301	$53,353	3%	14.06%	27

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at December 31, 2010, in the event of an increase of 200 basis points in all interest rates, the Association would experience a 32% decrease in NPV. In the event of a 100 basis point decrease in interest rates, the Association would experience a 3% increase in NPV.

The following table is based on the calculations contained in the previous table, and sets forth the change in the NPV at a +200 basis point rate of shock at December 31, 2010, with comparative information as of September 30, 2010. By regulation the Association must measure and manage its interest rate risk for an interest rate shock of +/-200 basis points, whichever produces the largest decline in NPV.

Risk Measure +200 bp Rate Shock	At December 31, 2010	At September 30, 2010

Pre-Shock NPV Ratio	13.79%	12.63%
Post-Shock NPV Ratio	10.00%	11.29%
Sesitivity Measure in basis points	379	134

During the quarter ended December 31, 2010, our sensitivity measure increased as we invested approximately $400.0 million of interest-bearing cash equivalents and as well as almost $100.0 million of investment securities repayments and approximately $110.0 million of home equity portfolio repayments into adjustable-rate first mortgage loans. Cash equivalents, investment securities and home equity portfolio products are each assigned more favorable interest rate sensitivity than adjustable-rate first mortgage loans, and as a result, this reallocation of assets contributed to the increase in the sensitivity measure. Additionally, market interest rates for terms of 5 to 10 years increased approximately 75 basis points during the quarter, resulting in longer durations generally being assigned to our fixed-rate mortgage portfolio, further contributing to the increase in the sensitivity measure. While the sensitivity measure increased during the quarter ended December 31, 2010, it nevertheless remains within our traditional range when viewed from a historic perspective.

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

Net Interest Income. In addition to NPV calculations, we analyze our sensitivity to changes in interest rates through our internal net interest income model. Net interest income is the difference between the interest income earned on interest-earning assets, such as loans and securities, and the interest paid on interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what the Association’s net interest income would be for a twelve-month period using OTS Pricing Tables for assumptions such as loan prepayment rates and deposit decay rates, and the Bloomberg forward yield curve for assumptions as to projected interest rates. We then calculate what the net interest income would be for the same period in the event of an instantaneous 200 basis point increase in market interest rates. As of December 31, 2010, we estimated that the Association’s net interest income for the twelve months ending December 31, 2011 would decrease by 13.8% in the event of an instantaneous 200 basis point increase in market interest rates.

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

Item 1A. Risk Factors

There have been no material changes in the “Risk Factors” disclosed in the Holding Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 24, 2010 (File No.  001-33390).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The Company did not repurchase any shares of common stock during the quarter ended December 31, 2010.

On March 12, 2009, the Company announced its fourth stock repurchase program which authorizes the repurchase of up to an additional 3,300,000 shares of the Company’s outstanding common stock. Purchases under the program are subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses of capital, and our financial performance. Repurchased shares are held as treasury stock and are available for general corporate use. The program has 2,156,250 shares yet to be purchased as of December 31, 2010.

Because of the OTS’ concerns with respect to the risk concentration and other aspects of the Association’s home equity loans and lines of credit portfolio and the Association’s administration of that portfolio, the Company does not intend to declare or pay a cash dividend, or to repurchase any of its outstanding common stock until the concerns are resolved. Refer to the Monitoring and Limiting Our Credit Risk section in the Overview for additional information.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. [Removed and Reserved]

Item 5. Other Information

Not applicable

Item 6.

(a)	Exhibits

31.1	Certification of chief executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of chief financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32	Certification of chief executive officer and chief financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

101	The following financial statements from TFS Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010, filed on February 9, 2011, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Equity, (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

101.INS	Interactive datafile	XBRL Instance Document

101.SCH	Interactive datafile	XBRL Taxonomy Extension Schema Document

101.CAL	Interactive datafile	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Interactive datafile	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Interactive datafile	XBRL Taxonomy Extension Label Linkbase

101.PRE	Interactive datafile	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TFS Financial Corporation

Dated: February 9, 2011	/s/ Marc A. Stefanski
Marc A. Stefanski
Chairman of the Board, President and Chief Executive Officer

Dated: February 9, 2011	/s/ David S. Huffman
David S. Huffman
Chief Financial Officer