Form 10-Q
period 2011-03-31
TFS Financial CORP
filed 2011-05-09
CIK 1381668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2011

or

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

As of May 4, 2011 there were 308,430,893 shares of the Registrant’s common stock, par value $0.01 per share, outstanding, of which 227,119,132 shares, or 73.64% of the Registrant’s common stock, were held by Third Federal Savings and Loan Association of Cleveland, MHC, the Registrant’s mutual holding company.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

TFS Financial Corporation

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION (unaudited)

(In thousands, except share data)

	March 31, 2011	September 30, 2010

ASSETS

Cash and due from banks	$36,236	$38,804
Other interest-bearing cash equivalents	152,755	704,936

Cash and cash equivalents	188,991	743,740

Investment securities:
Available for sale (amortized cost $17,102 and $24,480, respectively)	17,105	24,619
Held to maturity (fair value $481,666 and $657,076, respectively)	476,604	646,940

	493,709	671,559

Mortgage loans held for sale (includes $8,080 and $0 measured at fair value, respectively)	8,080	25,027
Loans held for investment, net:
Mortgage loans	9,905,703	9,323,073
Other loans	6,695	7,199
Deferred loan fees, net	(18,069)	(15,283)
Allowance for loan losses	(150,747)	(133,240)

Loans, net	9,743,582	9,181,749

Mortgage loan servicing assets, net	32,004	38,658
Federal Home Loan Bank stock, at cost	35,620	35,620
Real estate owned	18,612	15,912
Premises, equipment, and software, net	61,390	62,685
Accrued interest receivable	35,907	36,282
Bank owned life insurance contracts	167,552	164,334
Other assets	99,613	100,461

TOTAL ASSETS	$10,885,060	$11,076,027

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$8,755,942	$8,851,941
Borrowed funds	168,148	70,158
Borrowers’ advances for insurance and taxes	49,742	51,401
Principal, interest, and related escrow owed on loans serviced	102,750	284,425
Accrued expenses and other liabilities	55,496	65,205

Total liabilities	9,132,078	9,323,130

Commitments and contingent liabilities

Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	0	0
Common stock, $0.01 par value, 700,000,000 shares authorized; 332,318,750 shares issued; 308,418,393 and 308,395,000 outstanding at March 31, 2011 and September 30, 2010, respectively	3,323	3,323
Paid-in capital	1,689,086	1,686,062
Treasury stock, at cost; 23,900,357 and 23,923,750 shares at March 31, 2011 and September 30, 2010, respectively	(288,083)	(288,366)
Unallocated ESOP shares	(81,251)	(82,699)
Retained earnings—substantially restricted	447,502	452,633
Accumulated other comprehensive loss	(17,595)	(18,056)

Total shareholders’ equity	1,752,982	1,752,897

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,885,060	$11,076,027

See accompanying notes to unaudited interim consolidated financial statements.

TFS Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (unaudited)

(In thousands, except share and per share data)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2011	2010	2011	2010
INTEREST INCOME:
Loans, including fees	$102,394	$104,763	$205,594	$211,811
Investment securities available for sale	44	153	155	266
Investment securities held to maturity	2,793	4,892	6,130	9,965
Other interest and dividend earning assets	502	580	1,295	1,149

Total interest and dividend income	105,733	110,388	213,174	223,191

INTEREST EXPENSE:
Deposits	44,386	52,320	91,664	107,333
Borrowed funds	446	474	923	959

Total interest expense	44,832	52,794	92,587	108,292

NET INTEREST INCOME	60,901	57,594	120,587	114,899

PROVISION FOR LOAN LOSSES	22,500	25,000	57,000	41,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	38,401	32,594	63,587	73,899

NON-INTEREST INCOME
Fees and service charges, net of amortization	4,418	5,562	7,322	11,032
Mortgage servicing assets recovery	302	118	18	45
Net gain on the sale of loans	271	2,708	271	5,749
Increase in and death benefits from bank owned life insurance contracts	1,579	1,589	3,219	3,197
Income on private equity investments	31	231	214	346
Other	1,666	1,441	4,042	2,913

Total non-interest income	8,267	11,649	15,086	23,282

NON-INTEREST EXPENSE
Salaries and employee benefits	19,815	20,485	37,300	41,656
Marketing services	2,103	2,026	4,204	4,051
Office property, equipment and software	4,887	5,362	9,997	10,615
Federal insurance premium	5,847	4,314	11,832	8,523
State franchise tax	1,428	1,338	2,367	2,380
Real estate owned expense, net	1,987	927	3,912	2,662
Other operating expenses	7,908	4,881	17,307	9,545

Total non-interest expense	43,975	39,333	86,919	79,432

INCOME (LOSS) BEFORE INCOME TAXES	2,693	4,910	(8,246)	17,749

INCOME TAX EXPENSE (BENEFIT)	469	1,988	(3,122)	5,901

NET INCOME (LOSS)	$2,224	$2,922	$(5,124)	$11,848

Earnings (loss) per share - basic and diluted	$0.01	$0.01	$(0.02)	$0.04

Weighted average shares outstanding
Basic	300,215,753	299,693,766	300,177,749	299,675,952
Diluted	300,957,564	300,299,201	300,177,749	300,224,745

See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

Six Months Ended March 31, 2011 and 2010

(In thousands)

						Accumulated other comprehensive income (loss)
	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Unrealized gains/(losses) on securities	Pension obligation	Total shareholders’ equity
Balance at September 30, 2009	$3,323	1,679,000	(287,514)	(87,896)	456,875	240	(18,163)	$1,745,865
Comprehensive Income
Net income	—	—	—	—	11,848	—	—	11,848
Change in unrealized losses on securities available for sale	—	—	—	—	—	(76)	—	(76)
Change in pension obligation	—	—	—	—	—	—	678	678

Total comprehensive income	—	—	—	—	—	—	—	12,450
Purchase of treasury stock (161,400 shares)	—	—	(1,810)	—	—	—	—	(1,810)
ESOP shares allocated or committed to be released	—	574	—	2,551	—	—	—	3,125
Compensation costs for stock-based plans	—	3,186	—	—	—	—	—	3,186
Excess tax effect from stock-based compensation	—	81	—	—	—	—	—	81
Dividends paid to common shareholders ($0.14 per common share)	—	—	—	—	(10,360)	—	—	(10,360)

Balance at March 31, 2010	$3,323	1,682,841	(289,324)	(85,345)	458,363	164	(17,485)	$1,752,537

Balance at September 30, 2010	$3,323	1,686,062	(288,366)	(82,699)	452,633	90	(18,146)	$1,752,897
Comprehensive Income
Net loss	—	—	—	—	(5,124)	—	—	(5,124)
Change in unrealized losses on securities available for sale	—	—	—	—	—	(88)	—	(88)
Change in pension obligation	—	—	—	—	—	—	549	549

Total comprehensive loss	—	—	—	—	—	—	—	(4,663)
ESOP shares allocated or committed to be released	—	(305)	—	1,448	—	—	—	1,143
Compensation costs for stock-based plans	—	3,625	(3)	—	—	—	—	3,622
Excess tax effect from stock-based compensation	—	(17)	—	—	—	—	—	(17)
Treasury stock allocated to restricted stock plan	—	(279)	286	—	(7)	—	—	—

Balance at March 31, 2011	$3,323	1,689,086	(288,083)	(81,251)	447,502	2	(17,597)	$1,752,982

See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	For the Six Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(5,124)	$11,848
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
ESOP and stock-based compensation expense	4,765	6,311
Depreciation and amortization	12,125	7,656
Deferred income taxes	800	0
Provision for loan losses	57,000	41,000
Net gain on the sale of loans	(271)	(5,749)
Other net losses	2,068	7,258
Principal repayments on and proceeds from sales of loans held for sale	5,290	113,310
Loans originated for sale	(13,231)	(118,295)
Increase in bank owned life insurance contracts	(3,226)	(3,195)
Net increase in interest receivable and other assets	(122)	(51,122)
Net decrease in accrued expenses and other liabilities	(8,868)	(217)
Other	428	411

Net cash provided by operating activities	51,634	9,216

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans originated	(1,634,641)	(1,119,012)
Principal repayments on loans	1,021,391	838,686
Proceeds from sales, principal repayments and maturities of:
Securities available for sale	9,457	4,399
Securities held to maturity	167,970	146,475
Proceeds from sale of:
Loans	8,023	289,721
Real estate owned	6,882	10,011
Purchases of:
Securities available for sale	(2,148)	(7,948)
Securities held to maturity	0	(195,212)
Premises and equipment	(1,597)	(2,554)
Other	(360)	122

Net cash used in investing activities	(425,023)	(35,312)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(95,999)	132,704
Net decrease in borrowers’ advances for insurance and taxes	(1,659)	(4,885)
Net (decrease) increase in principal and interest owed on loans serviced	(181,675)	5,304
Net increase in short term borrowed funds	99,990	5
Net decrease in long term borrowed funds	(2,000)	0
Purchase of treasury shares	0	(1,810)
Excess tax (provision) benefit related to stock-based compensation	(17)	81
Dividends paid to common shareholders	0	(10,360)

Net cash (used in) provided by financing activities	(181,360)	121,039

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(554,749)	94,943
CASH AND CASH EQUIVALENTS—Beginning of period	743,740	307,046

CASH AND CASH EQUIVALENTS—End of period	$188,991	$401,989

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest on deposits	$92,370	$109,199
Cash paid for interest on borrowed funds	927	954
Cash paid for income taxes	4,500	8,800
SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to real estate owned	11,316	13,548
Transfer of loans from held for sale to held for investment	25,027	0

See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands unless otherwise indicated)

1.	BASIS OF PRESENTATION

TFS Financial Corporation (the Holding Company), a federally chartered stock holding company, conducts its principal activities through its wholly owned subsidiaries. The principal line of business of TFS Financial Corporation and its subsidiaries (collectively, TFS Financial or the Company) is retail consumer banking, including mortgage lending, deposit gathering, and other insignificant financial services. On March 31, 2011, approximately 74% of the Holding Company’s outstanding shares were owned by a federally chartered mutual holding company, Third Federal Savings and Loan Association of Cleveland, MHC (Third Federal Savings, MHC). The thrift subsidiary of TFS Financial is Third Federal Savings and Loan Association of Cleveland (the Association).

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

The unaudited interim consolidated financial statements were prepared without an audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial condition of TFS Financial at March 31, 2011, and its results of operations and cash flows for the periods presented. In accordance with Regulation S-X for interim financial information, these statements do not include certain information and footnote disclosures required for complete audited financial statements. The Holding Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010 contains consolidated financial statements and related notes, which should be read in conjunction with the accompanying interim consolidated financial statements. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2011.

2.	EARNINGS PER SHARE

The following is a summary of our earnings per share calculations.

	For the Three Months ended March 31,
	2011			2010
	Income	Shares	Per share amount	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$2,224			$2,922
Less: income allocated to restricted stock units	12			101

Basic earnings per share:
Income available to common shareholders	$2,212	300,215,753	$0.01	$2,821	299,693,766	$0.01

Diluted earnings per share:
Effect of dilutive potential common shares		741,811			605,435

Income available to common shareholders	$2,212	300,957,564	$0.01	$2,821	300,299,201	$0.01

	For the Six Months ended March 31,
	2011			2010
	Income	Shares	Per share amount	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net (loss) income	$(5,124)			$11,848
Less: (loss) income allocated to restricted stock units	(29)			241

Basic (loss) earnings per share:
(Loss) income available to common shareholders	$(5,095)	300,177,749	$(0.02)	$11,607	299,675,952	$0.04

Diluted (loss) earnings per share:
Effect of dilutive potential common shares		0			548,793

(Loss) income available to common shareholders	$(5,095)	300,177,749	$(0.02)	$11,607	300,224,745	$0.04

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

Outstanding stock options and restricted stock units are excluded from the computation of diluted earnings (loss) per share when their inclusion would be anti-dilutive. The diluted earnings per share calculation for the three months ended March 31, 2011 excludes 4,849,809 unvested outstanding stock options and 159,241 vested outstanding stock options and for the three months ended March 31, 2010 excludes 4,598,800 unvested outstanding stock options because their inclusion would be anti-dilutive. The diluted loss per share calculation for the six months ended March 31, 2011 excludes all common stock equivalents, including 1,636,950 outstanding restricted stock units, 4,849,809 unvested outstanding stock options and 159,241 vested outstanding stock options and for the six months ended March 31, 2010 excludes 4,598,800 unvested outstanding stock options because their inclusion would be anti-dilutive.

3.	INVESTMENT SECURITIES

Investments securities available for sale are summarized as follows:

	March 31, 2011
	Amortized Cost	Gross Unrealized		Fair Value

		Gains	Losses

U.S. government and agency obligations	$2,000	$0	$(75)	$1,925
Real estate mortgage investment conduits (REMICs)	6,463	84	(6)	6,541
Money market accounts	8,639	0	0	8,639

	$17,102	$84	$(81)	$17,105

	September 30, 2010
	Amortized Cost	Gross Unrealized		Fair Value

		Gains	Losses

U.S. government and agency obligations	$7,000	$63	$0	$7,063
REMICs	8,718	90	(14)	8,794
Money market accounts	8,762	0	0	8,762

	$24,480	$153	$(14)	$24,619

Investments held to maturity are summarized as follows:

	March 31, 2011
	Amortized Cost	Gross Unrealized		Fair Value

		Gains	Losses

Freddie Mac certificates	$3,161	$193	$0	$3,354
Ginnie Mae certificates	20,853	410	0	21,263
REMICs	444,268	3,915	(216)	447,967
Fannie Mae certificates	8,322	760	0	9,082

	$476,604	$5,278	$(216)	$481,666

	September 30, 2010
	Amortized Cost	Gross Unrealized		Fair Value

		Gains	Losses

Freddie Mac certificates	$4,441	$231	$0	$4,672
Ginnie Mae certificates	22,375	598	0	22,973
REMICs	611,000	8,754	(268)	619,486
Fannie Mae certificates	9,124	821	0	9,945

	$646,940	$10,404	$(268)	$657,076

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans held for investment consist of the following:

	March 31, 2011	September 30, 2010
Real estate loans:
Residential non-Home Today	$6,940,155	$6,138,454
Residential Home Today	272,186	280,533
Home equity loans and lines of credit	2,643,302	2,848,690
Construction	87,729	100,404

Real estate loans	9,943,372	9,368,081
Consumer and other loans	6,695	7,199
Less:
Deferred loan fees—net	(18,069)	(15,283)
Loans-in-process (LIP)	(37,669)	(45,008)
Allowance for loan losses	(150,747)	(133,240)

Loans held for investment, net	$9,743,582	$9,181,749

A large concentration of the Company’s lending is in Ohio. As of March 31, 2011 and September 30, 2010, the percentages of residential real estate loans held in Ohio were 81% and 80%, respectively. As of March 31, 2011 and September 30, 2010, the percentage of residential real estate loans held in Florida was 18%. As of March 31, 2011 and September 30, 2010, the home equity loans and lines of credit held were concentrated in the states of Ohio, 40% and 40%, Florida, 29% and 28%, and California, 12% and 11%, respectively. The economic conditions and market for real estate in those states have a significant impact on the ability of borrowers in those areas to repay their loans. Effective June 28, 2010, the Association suspended the acceptance of new equity line of credit applications.

Home Today is an affordable housing program targeted to benefit low- and moderate-income home buyers. Through this program, prior to March 27, 2009, the Association provided loans to borrowers who would not otherwise qualify for our loan products, generally because of low credit scores. Although the credit profiles of borrowers in the Home Today program prior to March 27, 2009 might be described as sub-prime, Home Today loans generally contain the same features as loans offered to our non-Home Today borrowers. Borrowers in the Home Today program must complete financial management education and counseling and must be referred to the Association by a sponsoring organization with which the Association has partnered as part of the program. Borrowers must also meet a minimum credit score threshold. Because prior to March 27, 2009 the Association applied less stringent underwriting and credit standards to these loans, loans originated under the Home Today program prior to that date have greater credit risk than its traditional residential real estate mortgage loans. Effective March 27, 2009, the Home Today underwriting guidelines are substantially the same as our traditional first mortgage product. As of March 31, 2011, the balance of Home Today loans originated prior to March 27, 2009 was $270,093. The Association does not offer, and has not offered, loan products frequently considered to be designed to target sub-prime borrowers containing features such as higher fees or higher rates, negative amortization, a loan-to-value ratio greater than 100%, or option adjustable-rate mortgages.

The recorded investment of loan receivables in non-accrual status is summarized in the following table. Balances are net of deferred fees.

	March 31, 2011	September 30, 2010
Real estate loans:
Residential non-Home Today	$130,038	$135,109
Residential Home Today	79,628	91,985
Home equity loans and lines of credit	44,045	54,481
Construction	4,173	4,994

Total real estate loans	257,884	286,569
Consumer and other loans	1	1

Total non-accrual loans	$257,885	$286,570

Loans are placed in nonaccrual status when they are contractually 90 days or more past due. Loans modified in troubled debt restructurings that were in nonaccrual status prior to the restructurings remain in nonaccrual status for a minimum of six months. Accrued interest on loans in non-accrual status is reversed by a charge to interest income and income is subsequently recognized only to the extent cash payments are received. A nonaccrual loan is returned to accrual status when, in management’s judgment, the borrower’s ability to make periodic interest and principal payments is back to normal. Total nonaccrual loans at March 31, 2011 and September 30, 2010 includes $21,198 and $32,365, respectively, in troubled debt restructurings which are current but included with nonaccrual loans for a minimum period of six months from the restructuring date due to their nonaccrual status prior to restructuring.

Age analysis of the recorded investment in loan receivables that are past due at March 31, 2011 and September 30, 2010 is summarized in the following tables. Balances are net of deferred fees and any applicable LIP.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
March 31, 2011
Real estate loans:
Residential non-Home Today	$18,423	$14,530	$121,491	$154,444	$6,755,191	$6,909,635
Residential Home Today	8,907	6,507	67,062	82,476	188,513	270,989
Home equity loans and lines of credit	11,649	5,233	43,959	60,841	2,596,851	2,657,692
Construction	1,121	124	4,172	5,417	43,901	49,318

Total real estate loans	40,100	26,394	236,684	303,178	9,584,456	9,887,634
Consumer and other loans	0	0	1	1	6,694	6,695

Total	$40,100	$26,394	$236,685	$303,179	$9,591,150	$9,894,329

September 30, 2010
Real estate loans:
Residential non-Home Today	$20,748	$9,933	$121,601	$152,282	$5,955,965	$6,108,247
Residential Home Today	12,836	8,970	74,831	96,637	182,515	279,152
Home equity loans and lines of credit	14,144	7,233	53,948	75,325	2,790,611	2,865,936
Construction	558	0	3,980	4,538	49,917	54,455

Total real estate loans	48,286	26,136	254,360	328,782	8,979,008	9,307,790
Consumer and other loans	0	0	1	1	7,198	7,199

Total	$48,286	$26,136	$254,361	$328,783	$8,986,206	$9,314,989

Activity in the allowance for loan losses is summarized as follows:

	For the Three Months Ended March 31, 2011
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential non-Home Today	$48,737	$4,495	$(3,896)	$83	$49,419
Residential Home Today	18,143	8,053	(1,528)	17	24,685
Home equity loans and lines of credit	76,759	10,310	(14,958)	399	72,510
Construction	4,606	(358)	(126)	10	4,132

Total real estate loans	$148,245	$22,500	$(20,508)	$509	$150,746
Consumer and other loans	1	0	0	0	1

Total	$148,246	$22,500	$(20,508)	$509	$150,747

	For the Three Months Ended March 31, 2010
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential non-Home Today	$26,612	$2,174	$(1,765)	$190	$27,211
Residential Home Today	9,683	138	(1,407)	0	8,414
Home equity loans and lines of credit	56,208	18,656	(13,823)	99	61,140
Construction	4,776	4,032	(1,269)	0	7,539

Total real estate loans	$97,279	$25,000	$(18,264)	$289	$104,304
Consumer and other loans	1	0	0	0	1

Total	$97,280	$25,000	$(18,264)	$289	$104,305

	For the Six Months Ended March 31, 2011
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential non-Home Today	$41,246	$15,969	$(7,960)	$164	$49,419
Residential Home Today	13,331	14,641	(3,347)	60	24,685
Home equity loans and lines of credit	73,780	26,690	(28,773)	813	72,510
Construction	4,882	(300)	(483)	33	4,132

Total real estate loans	$133,239	$57,000	$(40,563)	$1,070	$150,746
Consumer and other loans	1	0	0	0	1

Total	$133,240	$57,000	$(40,563)	$1,070	$150,747

	For the Six Months Ended March 31, 2010
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential non-Home Today	$22,678	$8,880	$(4,542)	$195	$27,211
Residential Home Today	9,232	1,585	(2,426)	23	8,414
Home equity loans and lines of credit	57,594	27,288	(24,060)	318	61,140
Construction	5,743	3,247	(1,452)	1	7,539

Total real estate loans	$95,247	$41,000	$(32,480)	$537	$104,304
Consumer and other loans	1	0	0	0	1

Total	$95,248	$41,000	$(32,480)	$537	$104,305

The recorded investment in loan receivables at March 31, 2011 and September 30, 2010 is summarized in the following table. The table provides details of the recorded balances according to the method of evaluation used for determining the allowance for loan losses, distinguishing between determinations made by evaluating individual loans and determinations made by evaluating groups of loans not individually evaluated. Balances of recorded investments are net of deferred fees and any applicable LIP.

	March 31, 2011			September 30, 2010
	Individually	Collectively	Total	Individually	Collectively	Total

Real estate loans:
Residential non-Home Today	$156,425	$6,753,210	$6,909,635	$147,002	$5,961,245	$6,108,247
Residential Home Today	134,003	136,986	270,989	129,721	149,431	279,152
Home equity loans and lines of credit	47,170	2,610,522	2,657,692	56,108	2,809,828	2,865,936
Construction	7,504	41,814	49,318	7,881	46,574	54,455

Total real estate loans	345,102	9,542,532	9,887,634	340,712	8,967,078	9,307,790
Consumer and other loans	1	6,694	6,695	1	7,198	7,199

Total	$345,103	$9,549,226	$9,894,329	$340,713	$8,974,276	$9,314,989

An analysis of the allowance for loan losses at March 31, 2011 and September 30, 2010 is summarized in the following table. The analysis provides details of the allowance for loan losses according to the method of evaluation, distinguishing between allowances for loan losses determined by evaluating individual loans and allowances for loan losses determined by evaluating groups of loans not individually evaluated.

	March 31, 2011			September 30, 2010
	Individually	Collectively	Total	Individually	Collectively	Total

Real estate loans:
Residential non-Home Today	$20,195	$29,224	$49,419	$15,790	$25,456	$41,246
Residential Home Today	14,159	10,526	24,685	9,752	3,579	13,331
Home equity loans and lines of credit	17,955	54,555	72,510	18,508	55,272	73,780
Construction	1,643	2,489	4,132	1,988	2,894	4,882

Total real estate loans	53,952	96,794	150,746	46,038	87,201	133,239
Consumer and other loans	1	0	1	1	0	1

Total	$53,953	$96,794	$150,747	$46,039	$87,201	$133,240

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

Residential non-Home Today mortgage loans represent the largest piece of our residential real estate portfolio. We believe overall credit risk is low based on nature, composition, collateral, products, lien position and performance of the portfolio. The portfolio does not include loan types or structures that are experiencing the most severe performance problems (sub-prime, no documentation, pay option arms).

As described earlier in this footnote, Home Today loans, particularly those originated prior to March 27, 2009, have greater credit risk than traditional residential real estate mortgage loans. At March 31, 2011, more than 54% of Home Today loans include private mortgage insurance coverage.

Equity lines of credit represent a significant portion of our residential real estate portfolio. The state of the economy and low housing prices continue to have an adverse impact on this portfolio since the equity lines generally are in a second lien position. Effective June 28, 2010, due to the perceived deterioration in the overall housing conditions including concerns for loans and lines in a second lien position, equity lines of credit and home equity loans are no longer offered.

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

Consumer loans include $1 of auto loans at March 31, 2011 and September 30, 2010. The remaining balance is comprised of loans secured by certificate of deposit accounts, which are fully recoverable in the event of non-payment.

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

The recorded investment and the unpaid principal balance of impaired loans, including those whose terms have been modified in troubled debt restructurings, as of March 31, 2011 and September 30, 2010 are summarized as follows. Balances of recorded investments are net of deferred fees.

	March 31, 2011			September 30, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance

With no related allowance recorded:
Residential non-Home Today	$40,409	$40,587	$0	$39,429	$39,624	$0
Residential Home Today	26,955	27,074	0	37,458	37,643	0
Home equity loans and lines of credit	15,332	15,249	0	20,378	20,255	0
Construction	195	197	0	192	194	0
Consumer and other loans	0	0	0	0	0	0

Total	$82,891	$83,107	$0	$97,457	$97,716	$0

With an allowance recorded:
Residential non-Home Today	$116,016	$116,529	$20,195	$107,572	$108,104	$15,790
Residential Home Today	107,049	107,522	14,158	92,263	92,719	9,752
Home equity loans and lines of credit	31,837	31,665	17,955	35,732	35,517	18,508
Construction	7,309	7,371	1,644	7,689	7,762	1,988
Consumer and other loans	1	1	1	1	1	1

Total	$262,212	$263,088	$53,953	$243,257	$244,103	$46,039

Total impaired loans:
Residential non-Home Today	$156,425	$157,116	$20,195	$147,001	$147,728	$15,790
Residential Home Today	134,004	134,596	14,158	129,721	130,362	9,752
Home equity loans and lines of credit	47,169	46,914	17,955	56,110	55,772	18,508
Construction	7,504	7,568	1,644	7,881	7,956	1,988
Consumer and other loans	1	1	1	1	1	1

Total	$345,103	$346,195	$53,953	$340,714	$341,819	$46,039

The average recorded investment in impaired loans and the amount of interest income recognized during the time within the period that the loans were impaired are summarized below. Interest income recognized represents interest recognized on troubled debt restructurings. Interest recognized on other impaired loans is immaterial for the three and six months ended March 31, 2011 and 2010. Balances of average recorded investments are net of deferred fees.

	Three Months Ended March 31,
	2011		2010
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Residential non-Home Today	$41,507	$0	$53,972	$0
Residential Home Today	30,761	0	47,682	0
Home equity loans and lines of credit	16,760	0	26,996	0
Construction	152	0	0	0
Consumer and other loans	0	0	0	0

Total	$89,180	$0	$128,650	$0

With an allowance recorded:
Residential non-Home Today	$112,467	$593	$57,346	$193
Residential Home Today	103,197	564	54,427	269
Home equity loans and lines of credit	33,774	40	32,666	68
Construction	6,990	9	177	0
Consumer and other loans	1	0	1	0

Total	$256,429	$1,206	$144,617	$530

Total impaired loans:
Residential non-Home Today	$153,974	$593	$111,318	$193
Residential Home Today	133,958	564	102,109	269
Home equity loans and lines of credit	50,534	40	59,662	68
Construction	7,142	9	177	0
Consumer and other loans	1	0	1	0

Total	$345,609	$1,206	$273,267	$530

	Six Months Ended March 31,
	2011		2010
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential non-Home Today	$39,919	$0	$50,773	$0
Residential Home Today	32,206	0	45,128	0
Home equity loans and lines of credit	17,855	0	26,649	0
Construction	194	0	0	0
Consumer and other loans	0	0	0	0

Total	$90,174	$0	$122,550	$0

With an allowance recorded:
Residential non-Home Today	$111,794	$1,107	$52,157	$433
Residential Home Today	99,656	1,059	47,929	497
Home equity loans and lines of credit	33,785	101	31,717	106
Construction	7,499	18	117	0
Consumer and other loans	1	0	1	0

Total	$252,735	$2,285	$131,921	$1,036

Total impaired loans:
Residential non-Home Today	$151,713	$1,107	$102,930	$433
Residential Home Today	131,862	1,059	93,057	497
Home equity loans and lines of credit	51,640	101	58,366	106
Construction	7,693	18	117	0
Consumer and other loans	1	0	1	0

Total	$342,909	$2,285	$254,471	$1,036

Loans identified by management as having significant weaknesses, such that a loss is probable, are separately evaluated for impairment. Specific allowances are established for any impaired individually-evaluated loan for which the recorded investment in the loan exceeds the measured value of the collateral or, alternatively, the present value of expected future cash flows for the loan. The valuation is based on the fair value of the collateral when it is probable that repayment will not come from the borrower but from liquidation of the collateral, including but not limited to foreclosure and repossession. In light of housing market deterioration, the unfavorable delinquency statistics and the current instability in employment and economic prospects, an expanded loan level evaluation of equity lines of credit which were delinquent 90 days or more and residential real estate loans and equity loans which were delinquent 180 days or more has been conducted. This expanded loan level evaluation supplemented, and was in addition to, traditional evaluation procedures. Previously, these loans were part of large groups of homogenous loans which were collectively evaluated by portfolio for impairment in accordance with U.S. GAAP. Beginning September 30, 2010, equity loans, bridge loans, and loans modified in troubled debt restructurings were included in loans individually evaluated at 90 or more days past due.

Loans modified in troubled debt restructurings are separately evaluated for impairment at the time of restructuring and at each subsequent reporting date for as long as they are reported as troubled debt restructurings. The impairment evaluation is based on the present value of expected future cash flows discounted at the effective interest rates of the original loans. Valuation allowances are recorded for the excess of the recorded investments over the result of the cash flow analyses. A loan modified in a troubled debt restructuring is classified as an impaired loan for a minimum of one year. After one year, a loan is no longer included in the balance of impaired loans if the loan was modified to yield a market rate for loans of similar credit risk at the time of restructuring and the loan is not impaired based on the terms of restructuring agreement.

The following tables provide information about the credit quality of residential loan receivables by an internally assigned grade. Balances are net of deferred fees and any applicable LIP.

	Pass	Special Mention	Substandard	Loss	Total
March 31, 2011
Real Estate Loans:
Residential non-Home Today	$6,778,474	$0	$112,460	$18,701	$6,909,635
Residential Home Today	189,846	0	69,544	11,599	270,989
Home equity loans and lines of credit	2,597,144	12,007	30,717	17,824	2,657,692
Construction	42,810	0	5,059	1,449	49,318

Total	$9,608,274	$12,007	$217,780	$49,573	$9,887,634

September 30, 2010
Real Estate Loans
Residential non-Home Today	$5,968,435	$0	$125,105	$14,707	$6,108,247
Residential Home Today	189,426	0	83,044	6,682	279,152
Home equity loans and lines of credit	2,789,966	18,224	39,906	17,840	2,865,936
Construction	46,521	0	6,217	1,717	54,455

Total	$8,994,348	$18,224	$254,272	$40,946	$9,307,790

Residential loans are internally assigned a grade using the standard grades and classifications outlined in the Office of Thrift Supervision Examination Handbook for Asset Quality. Pass loans are assets well protected by the current paying capacity of the borrower and the value of the underlying collateral. Special Mention loans have a potential weakness that we feel deserves management’s attention and may result in further deterioration in their repayment prospects and/or the Association’s credit position. Substandard loans are inadequately protected by the current payment capacity of the borrower or the collateral pledged with a defined weakness that jeopardizes the liquidation of the debt. Loss loans are considered uncollectible and continuing to carry the asset without a specific valuation allowance or charge-off is not warranted.

The following table provides information about the credit quality of consumer loan receivables by payment activity.

	March 31, 2011	September 30, 2010
Performing	$6,694	$7,198
Nonperforming	1	1

Total	$6,695	$7,199

Consumer loans are internally assigned a grade of performing or nonperforming when they become 90 days or more past due.

5.	DEPOSITS

Deposit account balances are summarized as follows:

	March 31, 2011	September 30, 2010
Negotiable order of withdrawal accounts	$993,253	$967,645
Savings accounts	1,629,395	1,579,065
Certificates of deposit	6,132,348	6,303,585

	8,754,996	8,850,295
Accrued interest	946	1,646

Total deposits	$8,755,942	$8,851,941

6.	INCOME TAXES

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and city jurisdictions. With a few immaterial exceptions, we are no longer subject to federal and state income tax examinations for tax years prior to 2007. The Internal Revenue Service is currently conducting an audit of the Company’s 2008 federal tax return. The State of Ohio has examined the Association through 2006 with no adjustment.

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

The components of net periodic benefit cost recognized in the statements of income are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Service cost	$1,084	$995	$2,168	$1,990
Interest cost	984	894	1,968	1,788
Expected return on plan assets	(841)	(726)	(1,683)	(1,451)
Amortization of net loss	438	537	876	1,074
Amortization of prior service cost	(15)	(15)	(30)	(30)

Net periodic benefit cost	$1,650	$1,685	$3,299	$3,371

Minimum employer contribution paid during the six months ended March 31, 2011 was $2,284. Minimum employer contributions expected during the remainder of the fiscal year are $3,492.

8.	EQUITY INCENTIVE PLAN

During the six months ended March 31, 2011 and 2010, the Company recorded $3,625 and $3,186, respectively, of stock-based compensation expense, comprised of stock option expense of $1,426 and $1,228, respectively, and restricted stock units expense of $2,199 and $1,959, respectively.

At March 31, 2011, 5,009,050 shares were subject to options, with a weighted average exercise price of $11.96 per share and a weighted average grant date fair value of $3.04 per share. Expected future expense related to the 4,849,809 non-vested options outstanding as of March 31, 2011 is $8,325 over a weighted average of 3.5 years. At March 31, 2011, 1,624,400 restricted stock units, with a weighted average grant date fair value of $11.94 per unit are unvested. Expected future compensation expense relating to the 1,636,950 restricted stock units outstanding as of March 31, 2011 is $9,103 over a weighted average period of 4.1 years. Each unit is equivalent to one share of common stock.

9.	COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company enters into commitments with off-balance-sheet risk to meet the financing needs of its customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to originate loans generally have fixed expiration dates of 60 to 360 days or other termination clauses and may require payment of a fee. Unfunded commitments related to home equity lines of credit generally expire ten years following the date that the line of credit was established, subject to various conditions including compliance with payment obligation, adequacy of collateral securing the line and maintenance of a satisfactory credit profile by the borrower. Since some of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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

At March 31, 2011, the Company had commitments to originate loans as follows:

Fixed-rate mortgage loans	$71,437
Adjustable-rate mortgage loans	102,301
Bridge loans	1,349

Total	$175,087

At March 31, 2011, the Company had unfunded commitments outstanding as follows:

Home equity lines of credit (excluding commitments for suspended accounts)	$1,561,386
Construction loans	37,669
Private equity investments	13,813

Total	$1,612,868

At March 31, 2011, the unfunded commitment on home equity lines of credit, including commitments for accounts suspended as a result of material default or a decline in equity is $1,817,718.

The Company provides mortgage reinsurance on certain mortgage loans in its own portfolio, including Home Today loans and loans in its servicing portfolio, through contracts with two primary mortgage insurance companies. Under these contracts, the Company absorbs mortgage insurance losses in excess of a specified percentage of the principal balance of a given pool of loans, subject to a contractual limit, in exchange for a portion of the pools’ mortgage insurance premiums. At March 31, 2011, the maximum losses under the reinsurance contracts were limited to $15,451. The Company has incurred $2,119 of losses under these reinsurance contracts and has provided a liability for the remaining estimated losses totaling $4,408 as of March 31, 2011. Management believes it has made adequate provision for estimated losses. Based upon notice from our two primary mortgage insurance companies, no new contracts are being added to the Company’s risk exposure. Our insurance partners will retain all new mortgage insurance premiums and all new risk.

In management’s opinion, the above commitments will be funded through normal operations.

10.	FAIR VALUE

Under U.S. GAAP, fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date and a fair value framework is established whereby assets and liabilities measured at fair value are grouped into three levels of a fair value hierarchy, based on the transparency of inputs and the reliability of assumptions used to estimate fair value. The Company’s policy is to recognize transfers between levels of the hierarchy as of the end of the quarter in which the transfer occurs. The three levels of inputs are defined as follows:

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

As permitted under U.S. GAAP, the Company elects to measure at fair value mortgage loans classified as held for sale that are subject to pending loan securitization contracts. This election is expected to reduce volatility in earnings related to timing issues on loan securitization contracts.

At March 31, 2011 and September 30, 2010, respectively, loans held for sale subject to pending securitization contracts had a fair value of $8,080 and $0 and an aggregate outstanding principal balance of $7,979 and $0. For the three months ended March 31, 2011 and 2010, respectively, net gain on the sale of loans includes $5 of net gain and $858 of net loss and for the six months ended March 31, 2011 and 2010, respectively, net gain on the sale of loans includes $5 and $392 of net gain related to changes during the period in the fair value of loans held for sale subject to pending securitization contracts that are fully offset by an equal amount of gains and losses on the derivative securitization contracts. Interest income on mortgage loans held for sale is recorded in interest income on loans. Mortgage loans held for sale not included in securitization contracts continue to be recorded at the lower of cost or fair value. At March 31, 2011 and September 30, 2010, these loans were reported at cost, $0 and $25,027, respectively.

Presented below is a discussion of the methods and significant assumptions used by the Company to estimate fair value.

Investment Securities Available for Sale – Investment securities available for sale are recorded at fair value on a recurring basis. At March 31, 2011 and September 30, 2010, respectively, this includes $8,466 and $15,857 of sequentially structured, highly liquid collateralized mortgage obligations (“CMOs”) issued by Fannie Mae, Freddie Mac, and Ginnie Mae and $8,639 and $8,762 of secured institutional money market deposits insured by the FDIC up to the current coverage limits, with any excess collateralized by the holding institution. Both are measured using the market approach. The fair value of the CMOs is obtained from third party independent nationally recognized pricing services using pricing models or quoted prices of securities with similar characteristics and is included in Level 2 of the hierarchy. The carrying amount of the money market deposit accounts is considered a reasonable estimate of their fair value because they are cash deposits in interest bearing accounts valued at par. These accounts are included in Level 1 of the hierarchy.

Mortgage Loans Held for Sale included in Pending Securitization Contracts – The fair value of mortgage loans held for sale is estimated using a market approach based on quoted secondary market pricing for loan portfolios with similar characteristics, including that portion which is included in pending securitization contracts. As described above, the Company elects the fair value measurement option for mortgage loans held for sale subject to pending securitization contracts. These loans are included in Level 2 of the hierarchy.

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

The fair value of the collateral for a collateral-dependent loan is estimated using an exterior appraisal in the majority of instances. Only if supporting market data is unavailable or the appraiser is unable to complete the assignment will an alternative valuation method be used. Typically that would entail obtaining a Broker Price Opinion (“BPO”). If neither of these methods is available, a commercially available automated valuation model (“AVM”) will be used to estimate value. These models are independently developed and regularly updated. Third Federal has engaged an independent firm to assist with the validation of automated valuation models.

Updated property valuations are obtained for all collateral-dependent impaired loans that become contractually 180 days past due, except that updated appraisals are obtained for equity lines of credit, equity loans, bridge loans, and loans modified in troubled debt restructurings that become contractually 90 days past due. Subsequently, updated appraisals are obtained at least annually for all loans that remain delinquent.

To calculate impairment of collateral-dependent loans, the fair market values are generally reduced by a calculated cost to sell derived from historical experience and recent market conditions to reflect our average net proceeds. A valuation allowance is recorded by a charge to income for any indicated impairment loss. When no impairment loss is indicated, the carrying amount is considered to approximate the fair value of that loan to the Company because contractually that is the maximum recovery the Company can expect. Loans individually evaluated for impairment based on the fair value of the collateral are included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis.

Loans held for investment that have been restructured in troubled debt restructurings and are performing according to the modified terms of the loan agreement are individually evaluated for impairment using the present value of future cash flows based on the loan’s effective interest rate, which is not a fair value measurement. At March 31, 2011 and September 30, 2010, respectively, this included $133,658 and $122,971 in unpaid principal balances of loans with related allowances for loss of $5,368 and $5,086.

Real Estate Owned – Real estate owned includes real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of acquisition cost or fair value less estimated costs to sell. Fair value is estimated under the market approach using independent third party appraisals. As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions. At March 31, 2011 and September 30, 2010, respectively, there was $11,177 and $9,421 of real estate owned included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis; the acquisition costs exceeded the fair values less estimated costs to sell of these properties. Real estate owned, as reported in the consolidated statements of condition, includes estimated costs to sell of $502 and $514 related to these properties at March 31, 2011 and September 30, 2010, respectively.

Mortgage Loan Servicing Assets – Mortgage loan servicing assets are initially recorded at fair value and subsequently amortized over the estimated period of servicing income. The servicing assets are assessed for impairment, based on fair value, on a quarterly basis using a discounted cash flow model incorporating assumptions market participants would use including estimated prepayment speeds, discount factors, and estimated costs to service. For measurement purposes, servicing assets are separated into strata segregated primarily by the predominant risk characteristics of the loans serviced, such as type, fixed and adjustable rates, original terms, and interest rates. When the carrying value of the servicing asset for an individual stratum exceeds the fair value, the stratum is considered impaired. The amount of impairment is recognized through a valuation allowance recorded in current earnings and the stratum is included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis.

Land held for development – Land held for development includes real estate surrounding the Company’s main office in Cleveland, Ohio, acquired to preserve and redevelop the community. It is carried at the lower of acquisition cost or fair value less estimated costs to sell or develop and is included in other assets on the Consolidated Statement of Condition. Fair value is estimated under the market approach using values for comparable projects, adjusted by management to reflect current economic and market conditions. At March 31, 2011 and September 30, 2010, respectively, there was $2,517 and $2,467 of land held for development included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis. The acquisition costs of these properties exceeded their fair values less estimated cost to sell or develop by $1,500.

Derivatives – Derivative instruments include interest rate locks on commitments to originate loans for the held for sale portfolio and forward commitments on contracts to deliver mortgage-backed securities. Derivatives are reported at fair value in other assets or other liabilities on the Consolidated Statement of Condition with changes in value recorded in current earnings. Fair value is estimated using quoted secondary market pricing for loan portfolios with similar characteristics. The fair value of interest rate lock commitments is adjusted by a closure rate based on the estimated percentage of commitments that will result in closed loans. Because the closure rate is a significantly unobservable assumption, interest rate lock commitments are included in Level 3 of the hierarchy. Forward commitments on contracts to deliver mortgage-backed securities are included in Level 2 of the hierarchy.

Assets and liabilities carried at fair value on a recurring basis on the Consolidated Statement of Condition at March 31, 2011 and September 30, 2010 are summarized below.

		Recurring Fair Value Measurements at Reporting Date Using
	March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment securities available for sale:
U.S. government and agency obligations	$1,925	$0	$1,925	$0
REMIC’s	6,541	0	6,541	0
Other	8,639	8,639	0	0
Mortgage loans held for sale	8,080	0	8,080	0

Total	$25,185	$8,639	$16,546	$0

Liabilities
Derivatives
Forward commitments for the sale of mortgage loans	$5	$0	$5	$0

Total	$5	$0	$5	$0

	September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment securities available for sale:
U.S. government and agency obligations	$7,063	$0	$7,063	$0
REMIC’s	8,794	0	8,794	0
Other	8,762	8,762	0	0
Mortgage loans held for sale	0	0	0	0

Total	$24,619	$8,762	$15,857	$0

Liabilities
Derivatives
Forward commitments for the sale of mortgage loans	$0	$0	$0	$0

Total	$0	$0	$0	$0

Summarized in the table below are those assets measured at fair value on a nonrecurring basis. This includes loans held for investment that are individually evaluated for impairment, certain strata of mortgage loan servicing assets identified as having a fair value below amortized cost, and properties included in real estate owned that are carried at fair value less estimated costs to sell at the reporting date.

		Nonrecurring Fair Value Measurements at Reporting Date Using
	March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans, net of allowance	$163,952	$0	$0	$163,952
Real estate owned[1]	11,177	0	0	11,177
Land held for development	2,517	0	0	2,517

Total	$177,646	$0	$0	$177,646

[1]	Amounts represent fair value measurements of properties before deducting estimated costs to sell.

	September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans, net of allowance	$177,895	$0	$0	$177,895
Real estate owned[1]	9,421	0	0	9,421
Land held for development	2,467	0	0	2,467
Mortgage loan servicing assets	237			237

Total	$190,020	$0	$0	$190,020

The following table presents the estimated fair value of the Company’s financial instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	At March 31, 2011		At September 30, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Assets:
Cash and due from banks	$36,236	$36,236	$38,804	$38,804
Other interest bearing cash equivalents	152,755	152,755	704,936	704,936
Investment securities:
Available for sale	17,105	17,105	24,619	24,619
Held to maturity	476,604	481,666	646,940	657,076
Mortgage loans held for sale	8,080	8,080	25,027	26,109
Loans-net:
Mortgage loans held for investment	9,736,888	9,725,271	9,174,550	9,436,025
Other loans	6,695	7,463	7,199	8,186
Federal Home Loan Bank stock	35,620	35,620	35,620	35,620
Private equity investments	1,981	1,981	2,327	2,327
Accrued interest receivable	35,907	35,907	36,282	36,282
Liabilities:
NOW and passbook accounts	$2,622,648	$2,622,648	$2,546,710	$2,546,710
Certificates of deposit	6,133,294	6,285,487	6,305,231	6,548,319
Borrowed funds	168,148	169,744	70,158	72,829
Borrowers’ advances for taxes and insurance	49,742	49,742	51,401	51,401
Principal, interest and escrow owed on loans serviced	102,750	102,750	284,425	284,425

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

The Company may enter into forward commitments for the sale of mortgage loans principally to protect against the risk of adverse interest rate movements on net income. The Company recognizes the fair value of such contracts when the characteristics of those contracts meet the definition of a derivative. Such derivatives are not designated in a hedging relationship; therefore, gains and losses are recognized immediately in the statement of income. In addition, the Company may enter into commitments to originate loans, which when funded, will be classified as held for sale. Such commitments meet the definition of a derivative and are not designated in a hedging relationship; therefore, gains and losses are recognized immediately in the statement of income. The Company had no derivatives designated as hedging instruments under FASB ASC 815, “Derivatives and Hedging,” at March 31, 2011 or September 30, 2010.

The following table provides the locations within the Consolidated Statements of Condition and the fair values for derivatives not designated as hedging instruments. The Company had no interest rate lock commitments on loans held for sale at March 31, 2011 or September 30, 2010.

	Liability Derivatives
	At March 31, 2011		At September 30, 2010
	Location	Fair Value	Location	Fair Value
Forward commitments for the sale of mortgage loans	Other Liabilities	$5	Other Liabilities	$0

The following table summarizes the effects on income of derivative instruments not designated as hedging instruments.

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended March 31,		Six Months Ended March 31,
	Location of Gain or (Loss) Recognized in Income	2011	2010	2011	2010
Interest rate lock commitments	Other income	$0	$161	$0	$40
Forward commitments for the sale of mortgage loans	Net gain on the sale of loans	(5)	(858)	(5)	392

Total		$(5)	$(697)	$(5)	$432

12.	RECENT ACCOUNTING PRONOUNCEMENTS

FASB Accounting Standards Update (ASU) 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” provides additional guidance to creditors for evaluating whether a modification or restructuring of a receivable is a troubled debt restructuring (“TDR”). It requires creditors to evaluate modifications and restructurings of receivables using a more principles-based approach. Financial reporting implications of being classified as a TDR are that the creditor is required to: consider the receivable impaired when calculating the allowance for credit losses and provide additional disclosures about its troubled debt restructuring activities in accordance with the requirements of ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” as described below. ASU 2011-02 clarifies the existing guidance on whether (1) the creditor has granted a concession and (2) whether the debtor is experiencing financial difficulties, which are the two criteria used to determine whether a modification or restructuring is a TDR. ASU 2011-02 and the TDR disclosures required by ASU 2010-20 are effective for the first interim or annual reporting period beginning on or after June 15, 2011, and early adoption is permitted. The Company expects to adopt ASU 2011-02 and provide the TDR disclosures required by ASU 2010-20 for the interim period beginning April 1, 2011 with no material impact on its consolidated financial statements.

FASB ASU 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” expands disclosures about the credit quality of financing receivables and the allowance for credit losses, requiring such disclosures be presented on a disaggregated basis, either by portfolio segment, which is defined as the level at which an entity determines its allowance for credit losses, or by class, which is defined on the basis of the initial measurement attribute, the risk characteristics, and the method for monitoring and assessing credit risk. The new guidance requires an entity to present, by portfolio segment, a roll forward of the allowance for credit losses and the recorded investment of the related financing receivables, and significant purchases and sales of financing receivables. Disclosures required by class of financing receivables include nonaccrual status, impaired balances, credit quality indicators, the aging of past dues, the nature and extent of troubled debt restructurings that occurred during the reporting period along with their impact on the allowance for credit losses, and the nature and effect of troubled debt restructurings that occurred during the previous twelve months that defaulted during the period along with their impact on the allowance for credit losses. The new and amended disclosures, except disclosures about troubled debt restructurings, are included in Note 4 Loans and Allowance for Loan Losses. The disclosures about troubled debt restructurings temporarily delayed by FASB ASU 2011-01, “Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20,” are effective concurrent with ASU 2011-02, described above.

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

Controlling Our Interest Rate Risk Exposure. Although housing and credit issues continue in financial headlines and continue to have a distinctly negative effect on our reported operating results and, as described below, are certainly a matter of significant concern for us, historically our greatest risk has been interest rate risk exposure. When we hold long-term, fixed-rate assets, funded by liabilities with shorter repricing characteristics, we are exposed to potentially adverse impact from rising interest rates. Generally, and particularly over extended periods of time that encompass full economic cycles, interest rates associated with longer term assets have been higher than interest rates associated with shorter term assets. This difference has been an important component of our net interest income and is fundamental to our operations. We manage the risk of holding long-term, fixed-rate mortgage assets by moderating the attractiveness of our loan offerings, thereby controlling the level of additions (new originations) to our portfolio, and by periodically selling long-term, fixed-rate mortgage loans in the secondary market to reduce the amount of those assets held in our portfolio. During the three and six-month periods ended March 31, 2011, we sold $5.3 million of long-term, fixed-rate mortgage loans compared to $229.4 million and $400.1 million during the three and six-month periods ended March 31, 2010, respectively. The low volume of loan sales since September 30, 2010 reflects the impact of changes by Fannie Mae, the Association’s primary loan investor, related to requirements for loans that it accepts. Effective July 1, 2010, Fannie Mae implemented certain loan origination requirement changes affecting loan eligibility that we did not adopt. Accordingly, the Association’s ability to reduce interest rate risk via our traditional loan sales of newly originated longer-term fixed rate residential loans is limited until the Association either changes its loan origination processes or Fannie Mae, Freddie Mac or other market participants revise their loan eligibility standards. In the absence of such changes, future sales of fixed rate mortgage loans will be predominately limited to those loans that have established payment histories, strong borrower credit profiles and are supported by adequate collateral values. In response to this change, we are currently marketing an adjustable-rate mortgage loan product that provides us with improved interest rate risk characteristics when compared to a long-term, fixed-rate mortgage. Since its introduction, the “SmartRate” adjustable rate mortgage has offered borrowers an interest rate lower than that of a fixed rate loan. The rate is locked for three or five years then resets annually after that. It contains a feature to relock the rate an unlimited number of times at our then current rate and fee schedule, for another three or five years (dependent on the original reset period) without having to complete a full refinance transaction. Relock eligibility is subject to satisfactory payment performance history by the borrower. During the six months ended March 31, 2011 adjustable-rate mortgage loan production increased $787.3 million to $802.7 million from $15.4 million during the six months ended March 31, 2010. During the same time period fixed-rate mortgage loan production decreased $78.0 million to $647.3 million from $725.4 million. The amount of origination and refinancing volumes along with the portion of that activity that pertains to loans that we previously sold (but for which we maintained the right to provide mortgage servicing so as to maintain our relationship with our customer) when coupled with the level of loan sales, if any, determines the balance of loans held on our balance sheet. The amount of adjustable-rate loan activity described above resulted in $1.58 billion of long-term adjustable rate loans in our residential mortgage loan held for investment portfolio at March 31, 2011, as compared to $892.3 million at September 30, 2010 and $628.2 million at March 31, 2010. In addition, fixed-rate mortgage loan activity described above resulted in $5.64 billion of long-term fixed rate loans in our residential mortgage loan held for investment portfolio at March 31, 2011, as compared to $5.53 billion at September 30, 2010 and $5.65 billion at March 31, 2010.

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

Monitoring and Limiting Our Credit Risk. While, historically, we had been successful in limiting our credit risk exposure by generally imposing high credit standards with respect to lending, the recent confluence of dramatically unfavorable regional and macro-economic events, coupled with our expanded participation in the second lien mortgage lending markets, has significantly refocused our attention with respect to credit risk. In response to the evolving economic landscape, we have continuously revised and updated our quarterly analysis and evaluation procedures, as needed, for each category of our lending with the objective of identifying and recognizing all appropriate credit impairments. At March 31, 2011, more than 90% of our assets consisted of residential real estate loans and home equity loans and lines of credit, the overwhelming majority of which were originated to borrowers in the states of Ohio and Florida. Our analytic procedures and evaluations include specific reviews of all home equity loans and lines of credit that become 90 or more days past due as well as specific reviews of all first mortgage loans that become 180 or more days past due. We also expanded our analysis of current performing home equity lines of credit to better mitigate future risk of loss.

In response to market conditions, and in an effort to limit our credit risk exposure and improve the credit performance of new customers, we have tightened our credit criteria in evaluating a borrower’s ability to successfully fulfill his or her repayment obligation and we have revised the design of many of our loan products to require higher borrower down-payments, limited the products available for condominiums, and eliminated certain product features (such as interest-only adjustable-rate loans, loans above certain loan-to-value ratios, and equity lending products with the exception of bridge loans).

The Office of Thrift Supervision (“OTS”) has expressed concerns with the risk concentration and other aspects of the Association’s home equity loans and lines of credit portfolio and its administration of that portfolio. Under the terms of an August 13, 2010 memorandum of understanding (the “MOU”) between the Association and the OTS, management has prepared, or obtained, and has submitted to the OTS: (1) a third party report on our home equity lending portfolio; (2) a home equity lending reduction plan (the “Reduction Plan”); (3) enhanced home equity lending and credit risk management policies and procedures; and (4) an updated business plan. On December 27, 2010, notice was received from the OTS that they did not object to the Reduction Plan. The Association has made significant progress under the Reduction Plan. Key elements of the Reduction Plan and progress through March 31, 2011 are: (1) a reduction, using June 30, 2010 as a starting point, of $1 billion in home equity loan commitments, including a $300 million reduction in outstanding balances, by December 31, 2011. At March 31, 2011 commitments, including those lines suspended, but subject to customer appeal, have been reduced $916.4 million and outstanding balances have been reduced by $252.6 million. (2) a $150 million capital infusion from the Company to the Association, which was completed in October, 2010. (3) implementation of expanded line management, account management and collection processes regarding home equity. These process changes are in various stages of completion. Further, the ratio of the Association’s home equity loans and lines of credit portfolio and open commitments relative to Tier 1 Capital, plus the allowance for loan losses, was reduced to 267% at March 31, 2011 from 350% at September 30, 2010. The December 31, 2011 targeted ratio as contained in the Reduction Plan is 261%.

Effective February 7, 2011, the MOU was terminated and replaced by new memorandums of understanding (the “New MOU”) covering the Association, Third Federal Savings, MHC and the Company. The New MOU addresses the ongoing monitoring of issues raised in the original MOU. In addition, the New MOU requires, at various dates through June 30, 2011, the following actions: (1) an independent assessment of the Association’s interest rate risk management policy and a plan to address any deficiencies; (2) an independent review of management compensation; (3) the submittal of an independent enterprise risk management study and a plan to address any deficiencies; (4) the submittal for OTS non-objection 45 days in advance of any plans for new debt, dividends or stock repurchases; (5) formal management and director succession plans; and (6) revisions to various operational policies. In September, 2010, we engaged a third party to conduct an independent assessment of our interest rate risk management policy and our enterprise risk management approach. The assessments were submitted to the OTS in February, 2011. As a result of the assessments, we are in the process of implementing a new interest rate risk model to provide more customized analysis and we have established new board and management level committees to govern and oversee risk management and compliance. We expect to be able to comply with the remaining timeframes specified in the New MOU. The OTS requirements also carry costs to complete which will continue to increase our non-interest expense in amounts that are not expected to, but may, be material to our results of operations. The Company does not intend to declare or pay a cash dividend, or to repurchase any of its outstanding common stock until the OTS’ concerns are resolved. The requirements of the New MOU will remain in effect until the OTS decides to terminate, suspend or modify them.

One aspect of our credit risk concern relates to the high percentage of our loans that are secured by residential real estate in the states of Ohio and Florida, particularly in light of the highly publicized difficulties that have arisen with respect to the real estate markets in those states. At March 31, 2011, approximately 80.2% and 17.9% of our residential, non-Home Today and construction loans were secured by properties in Ohio and Florida, respectively. Our 30 or more days delinquency ratios on those loans in Ohio and Florida at March 31, 2011 were 1.7% and 5.2%, respectively. Our 30 or more days delinquency ratio for the non-Home Today portfolio as a whole was 2.2%. Also, at March 31, 2011, approximately 39.6% and 28.5% of our home equity loans and lines of credit were secured by properties in Ohio and Florida, respectively. Our 30 days or more delinquency ratios on those loans in Ohio and Florida at March 31, 2011 were 1.8% and 3.4%, respectively. Our 30 or more days delinquency ratio for the home equity loans and lines of credit portfolio as a whole was 2.3%. While we focus our attention on, and are concerned with respect to the resolution of all loan delinquencies, as these ratios illustrate, our highest concern is centered on loans that are secured by properties in Florida. The “Allowance for Loan Losses” portion of the Critical Accounting Policies section provides additional details regarding our loan portfolio composition, delinquency statistics, our methodology in evaluating our loan loss provisions and the adequacy of our allowance for loan losses. As long as unemployment levels remain high, particularly in Ohio and Florida, and Florida housing values remain depressed due to prior overbuilding and speculation which has resulted in considerable inventory on the market, we expect that we will continue to experience elevated levels of delinquencies and risk of loss.

Our residential Home Today loans are another area of credit risk concern. Although the recorded investment in these loans total $271.0 million at March 31, 2011 and constitutes only 2.7% of our total loan portfolio balance, they comprise 28.3% and 27.2% of our 90 days or greater delinquencies and our total delinquencies, respectively. At March 31, 2011, approximately 95.8% and 4.0% of our residential, Home Today loans were secured by properties in Ohio and Florida, respectively. At March 31, 2011, the percentages of those loans delinquent 30 days or more in Ohio and Florida were 30.5% and 31.2%, respectively. The disparity between the portfolio composition ratio and delinquency composition ratio reflects the nature of the Home Today loans. Prior to March 27, 2009 these loans were made to customers who, generally because of poor credit scores, would not have otherwise qualified for our loan products. We do not offer, and have not offered, loan products frequently considered to be designed to target sub-prime borrowers containing features such as higher fees or higher rates, negative amortization, or low initial payment features with adjustable interest rates. Our Home Today loan products, which prior to March 27, 2009 were made to borrowers whose credit profiles might be described as sub-prime, generally contain the same features as loans offered to our non-Home Today borrowers. The overriding objective of our Home Today lending, just as it is with our non-Home Today lending, is to create successful homeowners. We have attempted to manage our Home Today credit risk by requiring that borrowers attend pre- and post-borrowing financial management education and counseling and that the borrowers be referred to us by a sponsoring organization with which we have partnered. Further, to manage the credit aspect of these loans, inasmuch as the majority of these buyers do not have sufficient funds for downpayments, many loans include private mortgage insurance. At March 31, 2011, 54.6% of Home Today loans include private mortgage insurance coverage. From a peak recorded investment of $306.6 million at December 31, 2007, the total recorded investment balance of the Home Today portfolio has declined to $271.0 million at March 31, 2011. This trend generally reflects the evolving conditions in the mortgage real estate market and the tightening of standards imposed by issuers of private mortgage insurance. As part of our effort to manage credit risk, effective March 27, 2009, the Home Today underwriting guidelines were revised to be substantially the same as our traditional mortgage product. Inasmuch as most potential Home Today customers do not have sufficient funds for downpayments, the lack of available private mortgage insurance restricts our ability to extend credit. Unless and until lending standards and private mortgage insurance requirements loosen, we expect the Home Today portfolio to continue to decline in balance.

Maintaining Access to Adequate Liquidity and Alternative Funding Sources. For most insured depositories, customer and community confidence are critical to their ability to maintain access to adequate liquidity and to conduct business in an orderly fashion. The Company believes that maintaining high levels of capital is one of the most important factors in nurturing customer and community confidence. Accordingly, we have managed the pace of our growth in a manner that reflects our emphasis on high capital levels. At March 31, 2011, the Association’s ratio of core capital to adjusted tangible assets (a basic industry measure of which 5.00% is deemed to represent a “well capitalized” status) was 13.72%. We expect to continue to maintain high capital ratios.

In managing its level of liquidity, the Company monitors available funding sources, which include attracting new deposits, borrowing from others, the conversion of assets to cash and the generation of funds through profitable operations. The Company has traditionally relied on retail deposits as its primary means in meeting its funding needs. At March 31, 2011, deposits totaled $8.76 billion, while borrowings totaled $168.1 million and borrowers’ advances and servicing escrows totaled $152.5 million, combined. In evaluating funding sources, we consider many factors, including cost, duration, current availability, expected sustainability, impact on operations and capital levels.

To attract deposits, we offer our customers attractive rates of return on our deposit products. Our deposit products typically offer rates that are highly competitive with the rates on similar products offered by other financial institutions. We intend to continue this practice.

We preserve the availability of alternative funding sources through various mechanisms. First, by maintaining high capital levels, we retain the flexibility to increase our balance sheet size without jeopardizing our capital adequacy. Effectively, this permits us to increase the rates that we offer on our deposit products thereby attracting more potential customers. Second, we pledge available real estate mortgage loans and investment securities with the Federal Home Loan Bank of Cincinnati (“FHLB”) and the Federal Reserve Bank of Cleveland (“Federal Reserve”). At March 31, 2011, these collateral pledge support arrangements provide for additional borrowing capacity of up to $1.79 billion with the FHLB (provided an additional investment in FHLB capital stock of up to $35.7 million is made) and up to $317.5 million at the Federal Reserve. Third, we invest in high quality marketable securities that exhibit limited market price variability, and to the extent that they are not needed as collateral for borrowings, can be immediately and efficiently sold in the institutional market and converted to cash. At March 31, 2011, our investment securities portfolio totaled $493.7 million. Finally, cash flows from operating activities have been a regular source of funds. During the six months ended March 31, 2011 and 2010, cash flows from operations totaled $51.6 million and $9.2 million, respectively. Cash flow from operations in the six months ended March 31, 2010 was adversely affected by the $51.9 million prepayment of FDIC deposit insurance assessments (which has a remaining balance of $29.5 million at March 31, 2011).

Overall, while customer and community confidence can never be assured, the Company believes that our liquidity is adequate and that we have adequate access to alternative funding sources.

Monitoring and Controlling Operating Expenses. We continue to focus on managing operating expenses. Our annualized ratio of non-interest expense to average assets was 1.58% for the six months ended March 31, 2011. As of March 31, 2011, our average assets per full-time employee, and our average deposits per full-time employee were $11.6 million and $9.3 million, respectively. Based on industry statistics published by the OTS, we believe that each of these measures compares favorably with the averages for our peer group. Our average deposits held at our branch offices ($218.9 million per branch office as of March 31, 2011) contribute to our expense management efforts by limiting the overhead costs of serving our deposit customers. We will continue our efforts to control operating expenses as we grow our business.

While we devote a great deal of our attention to managing our operating expenses, certain costs are largely outside of our sphere of influence or control. One expense that increased dramatically beginning in fiscal 2009 is our Federal deposit insurance premiums and assessments. In November 2009, the FDIC amended its assessment regulations to require insured institutions to pay, on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of calendar 2009 and to also prepay their estimated risk-based assessments for all of the calendar years 2010, 2011 and 2012. Our required $51.9 million prepayment was determined based upon our assessment rate in effect on September 30, 2009 and reflected a presumed 5% annualized growth factor applied to the institution’s assessment base as well as an assumed assessment rate increase of three cents per $100 of deposits effective January 1, 2011. In recognition of the industry’s weakened condition and the significant losses experienced by the FDIC, the prepayment was intended to preclude additional special assessments for the foreseeable future; however, the prepayment does not necessarily preclude the FDIC from changing assessment rates or from revising the risk-based assessment system, pursuant to the existing notice-and-comment rulemaking framework. The Dodd-Frank Act required the FDIC to adopt changes to the assessment base used to determine the amount of deposit insurance paid by insured institutions. Changes pursuant to this requirement have been enacted, effective April 1, 2011 and are expected to result in a substantive, but as yet not fully quantifiable, reduction in the Association’s prospective assessments.

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

As described above, loans originated under the Home Today program have greater credit risk than traditional residential real estate mortgage loans. At March 31, 2011, we had a recorded investment of $271.0 million in loans that were originated under our Home Today program, 30.4% of which were delinquent 30 days or more in repayments, compared to 2.2% in our portfolio of residential non-Home Today loans as of that date.

Equity loans and equity lines of credit generally have higher credit risk than traditional residential mortgage loans. These loans and lines are usually in a second lien position and when combined with the first mortgage, result in generally higher overall loan-to-value ratios. In a stressed housing market with high delinquencies and low housing prices, such as currently exists, these higher loan-to-value ratios represent a greater risk of loss to the Company. A borrower with more equity in the property has a vested interest in keeping the loan current compared to a borrower with little or no equity in the property. In light of the weak housing market, the current level of delinquencies and the current instability in employment and economic prospects, we currently conduct an expanded loan level evaluation of our equity loans and lines of credit, including bridge loans, which are delinquent 90 days or more. This expanded evaluation supplements, and is in addition to, our traditional evaluation procedures. As delinquencies in our portfolios are resolved, we are realizing an increase in net charge-offs related to equity lines of credit which are being applied against the allowance for loan loss. At March 31, 2011, we had a recorded investment of $2.66 billion in equity loans and equity lines of credit outstanding, 1.7% of which were delinquent 90 days or more in repayments. Net charge-offs in this portfolio for the six months ended March 31, 2011 and 2010 were $28.0 million and $23.7 million, respectively.

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

	March 31, 2011		September 30, 2010		March 31, 2010
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential non-Home Today
Ohio	$5,552,944		$4,843,804		$4,606,143
Florida	1,251,553		1,168,701		1,264,443
Kentucky	135,658		125,949		121,945

Total Residential non-Home Today	6,940,155	69.7%	6,138,454	65.4%	5,992,531	64.3%
Residential Home Today
Ohio	260,845		268,983		273,861
Florida	10,866		10,940		10,972
Kentucky	475		610		723

Total Residential Home Today	272,186	2.7	280,533	3.0	285,556	3.1
Home equity loans and lines of credit (1)
Ohio	1,045,492		1,145,819		1,174,564
Florida	754,060		797,658		821,955
California	308,372		324,778		336,054
Other	535,378		580,435		604,941

Total Home equity loans and lines of credit	2,643,302	26.6	2,848,690	30.4	2,937,514	31.5
Construction - all in Ohio	87,729	0.9	100,404	1.1	93,849	1.0
Consumer and other Loans	6,695	0.1	7,199	0.1	7,099	0.1

Total loans receivable	9,950,067	100.0%	9,375,280	100.0%	9,316,549	100.0%

Deferred loan fees, net	(18,069)		(15,283)		(13,469)
Loans in process	(37,669)		(45,008)		(41,261)
Allowance for loan losses	(150,747)		(133,240)		(104,305)

Total loans receivable, net	$9,743,582		$9,181,749		$9,157,514

(1)	Includes bridge loans (loans where borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).

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

	At March 31, 2011			At September 30, 2010			At March 31, 2010
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential non-Home
Today	$49,419	32.8%	69.7%	$41,246	31.0%	65.4%	$27,211	26.1%	64.3%
Residential Home
Today	24,685	16.4	2.7	13,331	10.0	3.0	8,414	8.1	3.1
Home equity loans and lines of credit (1)	72,510	48.1	26.6	73,780	55.4	30.4	61,140	58.6	31.5
Construction	4,132	2.7	0.9	4,882	3.6	1.1	7,539	7.2	1.0
Other loans	1	0.0	0.1	1	0.0	0.1	1	0.0	0.1

Total allowance	$150,747	100.0%	100.0%	$133,240	100.0%	100.0%	$104,305	100.0%	100.0%

(1)	Includes bridge loans (loans where borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).

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

Based on our evaluation in the current six-month period the total allowance for loan losses increased $17.5 million to $150.7 million at March 31, 2011 from $133.2 million at September 30, 2010. Also, based on our analysis, during the same six-month period a greater portion of the allowance for loan losses was allocated to our residential non-Home Today portfolio, as delinquencies continued to increase in that category. While delinquent loans in our Home Today portfolio decreased $14.2 million to $82.5 million in the current six-month period, our analysis determined that the portion of the allowance allocated to the Home Today portfolio needed to increase by 6.4%. The percent of the total allowance for loan losses allocated to the home equity loans and lines of credit portfolio decreased 7.3%, to 48.1% in the current six-month period due to the lower balance in the portfolio. Whereas, the amount allocated as a percent of the home equity loans and lines of credit portfolio increased 0.15% in the six-month period to 2.74%, from 2.59%. Additional discussion of non-performing loans as well as charge-offs appears later in this section.

As more delinquent loans have become subject to individual evaluation, the portion of the allowance for loan losses identified as specific reserves has increased and, as a result, the portion of the allowance for loan losses identified as general loss reserve applicable to loans not evaluated for specific reserves has decreased. Adjustments to the historical loss experience factors have been made in response to the weak real estate market, unemployment concerns in the Ohio market, an excess of available housing units in the Florida market, and uncertainties surrounding the future performance of restructured loans, and, as a result, the total loss allowance increased between March 31, 2010 and March 31, 2011.

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	As of and for the Three Months Ended March 31,		As of and for the Six Months Ended March 31,
	2011	2010	2011	2010
	(Dollars in thousands)

Allowance balance (beginning of the period)	$148,246	$97,280	$133,240	$95,248
Charge-offs:
Real estate loans:
Residential non-Home Today
Ohio	2,474	808	4,451	2,186
Florida	1,422	957	3,509	2,284
Kentucky	0	0	0	72

Total Residential non-Home Today	3,896	1,765	7,960	4,542

Residential Home Today
Ohio	1,528	1,407	3,347	2,322
Florida	0	0	0	104
Kentucky	0	0	0	0

Total Residential Home Today	1,528	1,407	3,347	2,426

Home equity loans and lines of credit (1)
Ohio	1,501	1,233	4,020	3,216
Florida	9,245	9,401	18,143	15,233
California	2,377	1,515	3,078	3,010
Other	1,835	1,674	3,532	2,601

Total Home equity loans and lines of credit	14,958	13,823	28,773	24,060

Construction - all in Ohio	126	1,269	483	1,452
Consumer and other loans	0	0	0	0

Total charge-offs	20,508	18,264	40,563	32,480

Recoveries:
Real estate loans:
Residential non-Home Today	83	190	164	195
Residential Home Today	17	0	60	23
Home equity loans and lines of credit (1)	399	99	813	318
Construction	10	0	33	1
Consumer and other loans	0	0	0	0

Total recoveries	509	289	1,070	537

Net charge-offs	(19,999)	(17,975)	(39,493)	(31,943)
Provision for loan losses	22,500	25,000	57,000	41,000

Allowance balance (end of the period)	$150,747	$104,305	$150,747	$104,305

Ratios:
Net charge-offs (annualized) to average loans outstanding	0.81%	0.76%	0.81%	0.68%
Allowance for loan losses to non-performing loans at end of the period	63.69%	40.63%	63.69%	40.63%
Allowance for loan losses to the total recorded investment in loans at end of the period	1.52%	1.13%	1.52%	1.13%

(1)	Includes bridge loans (loans where borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).

The level of charge-offs in the equity loan and lines of credit category is not unexpected. The number of loans delinquent 90 days or over (seriously delinquent) remains at an elevated level, although it decreased $10.0 million from

September 30, 2010 and $15.3 million from March 31, 2010. In light of the weak housing market and the instability in the employment and economic prospects in our primary lending markets, we conduct expanded loan level reviews of equity lines of credit. As these delinquencies have been resolved through pay-off, short sale or foreclosure, or management determines the collateral is not sufficient to satisfy the loan, uncollected balances have been charged against the allowance for loan losses previously provided. For the three months ended March 31, 2011, $14.6 million in net charge-offs for equity loans and lines of credit have been recorded compared to $13.7 million for the three months ended March 31, 2010. Charge-offs in our Residential Non-Home Today portfolio increased $2.1 million, or 55%, to $3.9 million in the current three-month period compared to $1.8 million in the three-month period ended March 31, 2010. We continue to evaluate loans becoming delinquent for potential losses and record provisions for our estimate of those losses. We expect this higher level of charge-offs to continue as the delinquent loans are resolved in the future and uncollected balances are charged against the allowance.

The following tables set forth the number and recorded investment in loan delinquencies by type, segregated by geographic location and severity of delinquency at the dates indicated. Construction loans are on properties located in Ohio and the balances of consumer and other loans are immaterial, therefore neither was segregated.

	Loans Delinquent For				Total
	30-89 Days		90 Days or Over
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At March 31, 2011
Real estate loans:
Residential non-Home Today
Ohio	214	$24,642	565	$63,753	779	$88,395
Florida	36	7,930	272	56,651	308	64,581
Kentucky	3	381	5	1,087	8	1,468

Total Residential non-Home Today	253	32,953	842	121,491	1,095	154,444

Residential Home Today
Ohio	159	14,548	722	64,531	881	79,079
Florida	9	866	26	2,531	35	3,397

Total Residential Home Today	168	15,414	748	67,062	916	82,476

Home equity loans and lines of credit (1)
Ohio	190	5,922	292	13,418	482	19,340
Florida	100	6,549	169	19,046	269	25,595
California	20	1,872	18	2,273	38	4,145
Other	36	2,539	102	9,222	138	11,761

Total Home equity loans and lines of credit	346	16,882	581	43,959	927	60,841

Construction - all in Ohio	6	1,245	24	4,172	30	5,417
Other loans	0	0	2	1	2	1

Total	773	$66,494	2,197	$236,685	2,970	$303,179

	Loans Delinquent For				Total
	30-89 Days		90 Days or Over
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At September 30, 2010
Real estate loans:
Residential non-Home Today
Ohio	215	$21,182	582	$68,845	797	$90,027
Florida	42	8,597	244	51,765	286	60,362
Kentucky	5	902	4	991	9	1,893

Total Residential non-Home Today	262	30,681	830	121,601	1,092	152,282

Residential Home Today
Ohio	230	20,879	807	72,265	1,037	93,144
Florida	9	927	26	2,566	35	3,493

Total Residential Home Today	239	21,806	833	74,831	1,072	96,637

Home equity loans and lines of credit (1)
Ohio	223	6,830	354	16,255	577	23,085
Florida	118	9,979	233	23,277	351	33,256
California	16	1,401	27	3,584	43	4,985
Other	49	3,167	111	10,832	160	13,999

Total Home equity loans and lines of credit	406	21,377	725	53,948	1,131	75,325

Construction - all in Ohio	2	558	31	3,980	33	4,538
Consumer and other loans	0	0	2	1	2	1

Total	909	$74,422	2,421	$254,361	3,330	$328,783

	Loans Delinquent For				Total
	30-89 Days		90 Days and Over
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At March 31, 2010
Real estate loans:
Residential non-Home Today
Ohio	214	$25,396	572	$59,784	786	$85,180
Florida	32	7,081	218	48,108	250	55,189
Kentucky	4	975	3	546	7	1,521

Total Residential non-Home Today	250	33,452	793	108,438	1,043	141,890

Residential Home Today
Ohio	198	17,190	868	78,974	1,066	96,164
Florida	6	657	27	2,714	33	3,371

Total Residential Home Today	204	17,847	895	81,688	1,099	99,535

Home equity loans and lines of credit (1)
Ohio	251	8,433	394	18,915	645	27,348
Florida	120	9,054	239	25,048	359	34,102
California	20	1,998	34	3,803	54	5,801
Other	47	2,744	121	11,508	168	14,252

Total Home equity loans and lines of credit	438	22,229	788	59,274	1,226	81,503

Construction - all in Ohio	5	1,090	43	7,317	48	8,407
Other loans	0	0	4	1	4	1

Total	897	$74,618	2,523	$256,718	3,420	$331,336

(1)	Includes bridge loans (loans where borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).

Loans delinquent 90 days or over decreased 6.9% to $236.7 million at March 31, 2011, from $254.4 million at September 30, 2010 and decreased 7.8% from $256.7 million at March 31, 2010. Loans delinquent 30 to 89 days decreased

$7.9 million, or 10.7%, to $66.5 million from $74.4 million at September 30, 2010 and decreased $8.1 million, or 10.9%, from March 31, 2010. The inability of borrowers to repay their loans is primarily a result of high unemployment and uncertain economic prospects in our primary lending markets. Inasmuch as job losses and unemployment levels both remain at high levels, we expect some borrowers who are current on their loans at March 31, 2011 to experience payment problems in the future. The excess number of housing units available for sale in the market today also may limit a borrowers’ ability to sell a home they can no longer afford. In Florida, housing values continue to remain depressed due to prior rapid building and speculation, which has resulted in considerable inventory on the market and may limit a borrowers’ ability to sell a home. As a result, we expect the overall level of loans delinquent 90 days or over will remain at elevated levels in the future.

The following table sets forth the recorded investments and categories of our non-performing assets and troubled debt restructurings at the dates indicated.

	March 31, 2011	September 30, 2010	March 31, 2010
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
Residential non-Home Today	$130,038	$135,109	$118,165
Residential Home Today	79,628	91,985	94,372
Home equity loans and lines of credit (1)	44,045	54,481	59,593
Construction	4,173	4,994	7,317
Consumer and other loans	1	1	1

Total non-accrual loans (2)(3)	257,885	286,570	279,448

Real estate owned	18,612	15,912	14,228
Other non-performing assets	0	0	0

Total non-performing assets	$276,497	$302,482	$293,676

Troubled debt restructurings: (not included in non-accrual loans above)
Real estate loans:
Residential non-Home Today	$48,574	$39,167	$32,309
Residential Home Today	59,638	47,601	30,343
Home equity loans and lines of credit (1)	2,687	3,430	3,756
Construction	996	0	0
Consumer and other loans	0	0	0

Total	$111,895	$90,198	$66,408

Ratios:
Total non-accrual loans to total loans	2.61%	3.08%	3.02%
Total non-accrual loans to total assets	2.37%	2.59%	2.60%
Total non-performing assets to total assets	2.54%	2.73%	2.74%

(1)	Includes bridge loans (loans where borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).
(2)	At March 31, 2011, September 30, 2010 and March 31, 2010 includes $21.2 million, $32.4 million and $22.7 million, respectively, in troubled debt restructurings which are current but included with non-accrual loans for a minimum period of six months from the restructuring date due to their non-accrual status prior to restructuring.
(3)	Includes $19.6 million, $12.3 million and $4.0 million in troubled debt restructurings that are 90 days or more past due at March 31, 2011, September 30, 2010, and March 31, 2010, respectively.

In response to the economic challenges facing many borrowers, the level of loan modifications has increased, resulting in $152.7 million of troubled debt restructurings recorded at March 31, 2011, an $18.0 million increase from September 30, 2010 and a $59.5 million increase from March 31, 2010. Of the $152.7 million of troubled debt restructurings recorded at March 31, 2011, $64.9 million is in the residential, non-Home Today portfolio and $82.9 million is in the Home Today portfolio.

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

The following table sets forth the recorded investment in accrual and non-accrual troubled debt restructured loans, by the types of concessions granted as of March 31, 2011.

	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Modifications	Total
	(Dollars in thousands)
Accrual
Residential non-Home Today	$15,173	$2,968	$11,638	$10,536	$8,259	$48,574
Residential Home Today	16,641	102	7,782	32,451	2,662	59,638
Home equity loans and lines of credit	0	1,692	713	78	204	2,687
Construction	0	996	0	0	0	996

Total	$31,814	$5,758	$20,133	$43,065	$11,125	$111,895

Non-Accrual, Performing
Residential non-Home Today	$2,031	$27	$5,186	$1,304	$0	$8,548
Residential Home Today	6,160	366	5,683	257	99	12,565
Home equity loans and lines of credit	0	0	40	45	0	85
Construction	0	0	0	0	0	0

Total	$8,191	$393	$10,909	$1,606	$99	$21,198

Non-Accrual, Non-Performing
Residential non-Home Today	$2,476	$950	$2,152	$1,595	$634	$7,807
Residential Home Today	3,106	428	4,970	1,951	234	10,689
Home equity loans and lines of credit	0	891	164	33	0	1,088
Construction	0	0	0	0	0	0

Total	$5,582	$2,269	$7,286	$3,579	$868	$19,584

Total Troubled Debt Restructurings
Residential non-Home Today	$19,680	$3,945	$18,976	$13,435	$8,893	$64,929
Residential Home Today	25,907	896	18,435	34,659	2,995	82,892
Home equity loans and lines of credit	0	2,583	917	156	204	3,860
Construction	0	996	0	0	0	996

Total	$45,587	$8,420	$38,328	$48,250	$12,092	$152,677

Fifty-three percent of loans modified through our restructuring program are for borrowers who are current on their loans who request a modification due to a recent or impending event that has caused or will cause a temporary financial strain and who receive concessions that would otherwise not be considered.

Our experience with troubled debt restructurings during the last 31 months is comprised of 878 loans ($95.9 million) which have been subject to restructuring terms for at least one year. While we believe that it may not necessarily be appropriate to draw definitive conclusions with respect to the effectiveness of any individual concession type, we believe that the overall performance of loans modified through the restructuring program has shown that it can be an effective tool for procuring repayment of some loans in default or otherwise headed for default. With that qualification in mind, our experience has been that the following loans are performing successfully after one year or more under the terms of the restructuring: 150 of 170 loans granted a rate reduction, 74 of 86 loans granted a payment extension, 139 of 160 loans granted a forbearance or other action, 331 of 368 loans granted multiple concessions and 92 of 94 loans modified more than once over their lifetime.

On March 31, 2011 the unpaid principal balance of our home equity loans and lines of credit portfolio consisted of $219.9 million in home equity loans (which includes $121.8 million of home equity lines of credit which are in the amortization period and no longer eligible to be drawn upon), $7.7 million in bridge loans and $2.42 billion in home equity lines of credit. The following table sets forth credit exposure, principal balance, percent delinquent 90 days or more, the mean combined loan-to-value (“CLTV”) percent at the time of origination and the current mean CLTV percent of our home equity loans, home equity lines of credit and bridge loan portfolio as of March 31, 2011. Home equity lines of credit in the draw period are by geographic distribution:

	Credit Exposure	Principal Balance	Percent Delinquent 90 days or more	Mean CLTV Percent at Origination (2)	Current Mean CLTV Percent (3)
	(Dollars in thousands)
Home equity lines of credit in draw period (by state)
Ohio	$1,819,747	$937,133	0.74%	62%	74%
Florida	1,026,095	737,651	2.34%	63%	102%
California	395,559	285,634	0.19%	68%	86%
Other (1)	735,763	455,360	0.69%	64%	73%

Total home equity lines of credit in draw period	$3,977,164	$2,415,778	1.15%	63%	81%
Home equity lines in repayment, home equity loans and bridge loans	227,524	227,524	6.98%	66%	72%

Total	$4,204,688	$2,643,302	1.66%	63%	80%

(1)	No individual state has a credit exposure or drawn balance greater than 5% of the total.
(2)	Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.
(3)	Current Mean CLTV is based on best available first mortgage and property values as of March 31, 2011. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.

The following table sets forth credit exposure, principal balance, percent delinquent 90 days or more, the mean CLTV percent at the time of origination and the current mean CLTV percent of our home equity loans, home equity lines of credit and bridge loan portfolio as of March 31, 2011. Home equity lines of credit in the draw period are by the year originated:

	Credit Exposure	Principal Balance	Percent Delinquent 90 days or more	Mean CLTV Percent at Origination (1)	Current Mean CLTV Percent (2)
	(Dollars in thousands)

Home equity lines of credit in draw period

2000 and prior	$414,151	$197,176	0.91%	49%	66%
2001	121,423	62,359	1.35%	66%	69%
2002	222,795	114,993	1.43%	64%	71%
2003	330,408	177,923	1.30%	68%	75%
2004	208,891	119,686	2.33%	68%	81%
2005	149,312	92,843	3.39%	68%	90%
2006	348,766	234,358	2.31%	66%	99%
2007	536,907	391,201	1.60%	68%	98%
2008	1,102,930	737,919	0.42%	65%	81%
2009	495,349	266,104	0.20%	56%	68%
2010	46,150	21,212	0.00%	59%	68%
2011 (3)	82	4	0.00%	78%	81%

Total home equity lines of credit in draw period	$3,977,164	$2,415,778	1.15%	63%	81%

Home equity lines in repayment, home equity loans and bridge loans	227,524	227,524	6.98%	66%	72%

Total	$4,204,688	$2,643,302	1.66%	63%	80%

(1)	Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.
(2)	Current Mean CLTV is based on best available first mortgage and property values as of March 31, 2011. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.
(3)	Amounts represent a home equity line of credit that was originated in 2009, that was accidently closed and subsequently was reopened in 2011.

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

The amount and timing of mortgage servicing rights amortization is adjusted quarterly based on actual results. In addition, on a quarterly basis, we perform a valuation review of mortgage servicing rights for potential decreases in value. This quarterly valuation review entails applying current assumptions to the portfolio classified by interest rates and, secondarily, by prepayment characteristics. At March 31, 2011, the capitalized value of our rights to service $5.92 billion of loans for others was $32.0 million, or 0.54% of the serviced loan portfolio.

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

We must assess the likelihood that tax positions resulting in material tax benefits would be upheld upon examination of a tax authority. At March 31, 2011, we have not identified any tax positions that are not more likely than not to be realized upon examination and have not recorded any tax liabilities for uncertain tax positions.

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

Comparison of Financial Condition at March 31, 2011 and September 30, 2010

Total assets decreased $191.0 million, or 2%, to $10.9 billion at March 31, 2011 from $11.08 billion at September 30, 2010. This change was the result of decreases in our cash and cash equivalents, investment securities and mortgage loans held for sale partially offset by an increase in our loan portfolio.

Cash and cash equivalents decreased $554.7 million, or 75%, to $189.0 million at March 31, 2011 from $743.7 million at September 30, 2010, as we have reinvested our most liquid assets into loan products.

Investment securities held to maturity decreased $170.3 million, or 26%, to $476.6 million at March 31, 2011 from $646.9 million at September 30, 2010. During the six-month period we purchased $2.0 million in investment securities. There were no sales of investment securities as only principal paydowns occurred in this mortgage-backed security portfolio. Paydowns on mortgage-backed securities remain elevated due to the historically low mortgage interest rates as borrowers take advantage of lower rates.

There were $8.1 million of mortgage loans held for sale at March 31, 2011 compared to $25.0 million at September 30, 2010. Effective July 1, 2010, Fannie Mae, the Association’s primary loan investor, implemented certain loan origination requirement changes affecting loan eligibility. We did not adopt those changes. During the quarter ended December 31, 2010, $25.0 million of mortgage loans previously classified as held for sale were transferred to held for investment.

Loans held for investment, net, increased $561.8 million, or 6%, to $9.74 billion at March 31, 2011 from $9.18 billion at September 30, 2010. Residential mortgage loans increased $793.4 million, or 12%, to $7.21 billion during the six months ended March 31, 2011 reflecting the successful marketing of our “SmartRate” adjustable-rate first mortgage loan product. During the six months ended March 31, 2011, $802.7 million of three and five year “SmartRate” loans were originated while $647.3 million of 15 and 30 year, fixed-rate first mortgage loans were originated. These originations were partially offset by paydowns. Historically, the preponderance of our new loan originations was comprised of fixed-rate loans which were frequently offset by loan sales. In the current six-month period there were $5.3 million of sales of loans in the secondary market. Through the sales of loans in the secondary market, we can improve our interest rate risk position in the event of increases in market interest rates. However, due to delivery requirement changes imposed by Fannie Mae, effective July 1, 2010, we expect that prospectively, our ability to reduce interest rate risk via this channel will be limited. While periodically, in conjunction with continuing negotiations with Fannie Mae, we may determine that certain loans may qualify for delivery to Fannie Mae, there is no certainty that such negotiations will prove to be successful. Refer to the Controlling Our Interest Rate Risk Exposure section of the Overview for additional discussion regarding our management of interest rate risk. The increase in residential mortgage loans was partially offset by a $205.4 million decrease in home equity loans and lines of credit. Effective June 28, 2010, we suspended the acceptance of new equity credit applications with the exception of bridge loans. Refer to the Monitoring and Limiting Our Credit Risk section of the Overview for additional information.

Mortgage loan servicing assets, net, decreased $6.7 million, or 17%, to $32.0 million at March 31, 2011 from $38.7 million at September 30, 2010. This net change is the result of a $3.0 million increase in the amount of amortization charged off against operations to $6.7 million for the six months ended March 31, 2011 from $3.7 million for the six months ended March 31, 2010 as the amount of paydowns remains elevated in the current period due to the current low level of mortgage loan interest rates, which prompted a significant increase in refinancing activity. In addition, any additional servicing asset associated with the sale of loans has been substantially reduced as a result of delivery requirement changes imposed by Fannie Mae as described earlier.

Deposits decreased $96.0 million, or 1%, to $8.76 billion at March 31, 2011 from $8.85 billion at September 30, 2010. The decrease in deposits was the result of a $171.2 million decrease in our certificates of deposit partially offset by a $52.4 million increase in our high-yield savings accounts (a subcategory of our savings accounts) combined with a $20.6 million increase in our high-yield checking accounts (a subcategory of our negotiable order of withdrawal accounts) for the six-month period ended March 31, 2011. We have focused on promoting our high-yield savings accounts as well as our high-yield checking accounts as we believe that these types of deposit products provide a stable source of funds. In addition, our high yield savings accounts are expected to reprice in a manner similar to our equity loan products, and, therefore, assist us in managing interest rate risk.

Borrowed funds increased $98.0 million, or 140%, to $168.1 million at March 31, 2011 from $70.2 million at September 30, 2010. The increase is attributed to the availability of cash, at a lower cost, used to fund the growth of our loan portfolio. The balance consists of approximately $100.1 million in short-term borrowings with the remainder in longer-term borrowings having a weighted average remaining term of 3.9 years.

Principal, interest and related escrow owed on loans serviced decreased $181.7 million, or 63.9%, to $102.8 million at March 31, 2011 from $284.4 million at September 30, 2010. This decrease mainly reflects the settlement of an increased level of prepayments for loans serviced for other investors. Principal and interest collected decreased $168.4 million combined with a $13.3 million decrease in retained tax payments collected from borrowers in the current period. Principal and interest will fluctuate based on normal curtailments and paydowns, but historically low mortgage interest rates increased the amount refinancing activity in the periods preceding September 30, 2010, resulting in an increase in funds collected from borrowers to be remitted to other investors.

Shareholders’ equity remained relatively unchanged at $1.75 billion at March 31, 2011 and September 30, 2010. Activity reflects $5.1 million of net loss during the six-month period partially offset by adjustments related to the allocation of shares of our common stock related to awards under the stock-based compensation plan and the ESOP.

Comparison of Operating Results for the Three Months Ended March 31, 2011 and 2010

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

	Three Months Ended				Three Months Ended
	March 31, 2011				March 31, 2010
		Interest				Interest
	Average	Income/		Yield/	Average	Income/		Yield/
	Balance	Expense		Cost (1)	Balance	Expense		Cost (1)
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing cash equivalents	$146,428	$99		0.27%	$281,568	$176		0.25%
Investment securities	10,610	10		0.38%	18,344	97		2.12%
Mortgage-backed securities	520,396	2,827		2.17%	631,044	4,948		3.14%
Loans	9,923,863	102,394		4.13%	9,407,707	104,763		4.45%
Federal Home Loan Bank stock	35,620	403		4.53%	35,620	404		4.54%

Total interest-earning assets	10,636,917	105,733		3.98%	10,374,283	110,388		4.26%

Noninterest-earning assets	265,512				337,305

Total assets	$10,902,429				$10,711,588

Interest-bearing liabilities:
NOW accounts	973,296	908		0.37%	967,333	1,473		0.61%
Savings accounts	1,614,246	2,522		0.62%	1,397,713	3,479		1.00%
Certificates of deposit	6,158,854	40,956		2.66%	6,268,574	47,368		3.02%
Borrowed funds	109,616	446		1.63%	70,011	474		2.71%

Total interest-bearing liabilities	8,856,012	44,832		2.02%	8,703,631	52,794		2.43%

Noninterest-bearing liabilities	296,773				241,370

Total liabilities	9,152,785				8,945,001
Shareholders’ equity	1,749,644				1,766,587

Total liabilities and shareholders’ equity	$10,902,429				$10,711,588

Net interest income		$60,901				$57,594

Interest rate spread (2)				1.96%				1.83%

Net interest-earning assets (3)	$1,780,905				$1,670,652

Net interest margin (4)		2.29	%(1)			2.22	%(1)

Average interest-earning assets to average interest-bearing liabilities	120.11%				119.19%

Selected performance ratios:
Return on average assets		0.08	%(1)			0.11	%(1)
Return on average equity		0.51	%(1)			0.66	%(1)
Average equity to average assets		16.05%				16.49%

(1)	Annualized
(2)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by total interest-earning assets.

General. Net income decreased $698 thousand, or 24%, to $2.2 million for the quarter ended March 31, 2011 compared to $2.9 million for the quarter ended March 31, 2010. The change in net income is the result of lower non-interest income combined with higher non-interest expense partially offset by an increase in net interest income and a decrease in the provision for loan losses.

Interest Income. Interest income decreased $4.7 million, or 4%, to $105.7 million during the current quarter compared to $110.4 million during the same quarter in the prior year. The decrease in interest income resulted primarily from decreases in interest income from loans and investment securities held to maturity.

Interest income on loans decreased $2.4 million, or 2%, to $102.4 million compared to $104.8 million during the same quarter in the prior year. This change was attributed to a 32 basis point decrease in the yield to 4.13% from 4.45% as historically low interest rates have increased the amount of refinance activity. Additionally, the increase in our “SmartRate” adjustable-rate first mortgage loan originations during the current quarter at interest rates below rates offered on fixed-rate products, contributed to the lower average yield. The decrease in interest income on loans during the quarter was partially offset by the $516.2 million increase in the average balance of loans to $9.92 billion for the quarter ended March 31, 2011 compared to $9.41 billion during the same quarter last year as new loan production exceeded repayments and loan sales.

Interest income on mortgage-backed securities decreased $2.1 million, or 43%, to $2.8 million compared to $4.9 million during the same quarter in the prior year. The change was attributed to a 97 basis point decrease in the yield to 2.17% from 3.14%, as interest rates on adjustable-rate mortgages reset to lower current interest rates and higher, fixed-rate mortgages experienced accelerated paydowns. In addition, the average balance of mortgage-backed securities decreased $110.6 million, or 18%, to $520.4 million compared to $631.0 million.

Interest Expense. Interest expense decreased $8.0 million, or 15%, to $44.8 million during the current quarter compared to $52.8 million during the quarter ended March 31, 2010. The change resulted primarily from a decrease in interest expense on certificates of deposit combined with modest decreases in interest expense on NOW accounts and savings accounts.

Interest expense on certificates of deposit decreased $6.4 million, or 14%, to $41.0 million during the current quarter compared to $47.4 million during the quarter ended March 31, 2010. The change was attributed to a 36 basis point decrease in the average rate we paid on certificates of deposit to 2.66% from 3.02% combined with a $109.7 million, or 2%, decrease in the average balance to $6.16 billion from $6.27 billion during the same quarter of the prior year. Rates were adjusted on deposits in response to changes in general market rates as well as to changes in the rates paid by our competition on short-term certificates of deposit.

Interest expense on savings accounts decreased $957 thousand, or 28%, to $2.5 million during the current quarter compared to $3.5 million during the quarter ended March 31, 2010. The change was attributed to a 38 basis point decrease in the average rate we paid on savings accounts to 0.62% from 1.00% partially offset by a $216.5 million, or a 15%, increase in the average balance to $1.61 billion from $1.40 billion during the same quarter of the prior year, reflecting customer preference for savings accounts when rates are comparable to our short-term certificates of deposit.

Net Interest Income. Net interest income increased $3.3 million, or 6%, to $60.9 million during the current quarter from $57.6 million during the quarter ended March 31, 2010. As net interest income increased during the quarter, we experienced an improvement of our interest rate spread which increased 13 basis points to 1.96% compared to 1.83% during the same quarter last year. Our net interest margin increased seven basis points to 2.29% compared to 2.22% during the same quarter last year.

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

Based on our evaluation of the above factors, we recorded a provision for loan losses of $22.5 million during the current quarter and a provision of $25.0 million during the quarter ended March 31, 2010. The provisions recorded exceeded net charge-offs of $20.0 million and $18.0 million during the quarters ended March 31, 2011 and 2010, respectively. The current provision reflects the continued increase in the level of net charge-offs over the comparable quarter from last year, lower home values and the uncertain economic times that face many of our loan customers. A combination of various market conditions, mainly a decrease in home values and an increase in unemployment rates, have caused higher delinquencies and charge-offs in the loan portfolio. As delinquencies in the portfolio have been resolved through pay-off, short sale or foreclosure, or management determines the collateral is not sufficient to satisfy the loan, uncollected balances have been charged against the allowance for loan losses previously provided. The allowance for loan losses was $150.7 million, or 1.52% of the total recorded investment in loans receivable, at March 31, 2011, compared to $133.2 million, or 1.43% of the total recorded investment in loans receivable, at September 30, 2010, and further compared to $104.3 million or 1.13% of the total recorded investment in loans receivable at March 31, 2010. Non-performing loans decreased by $28.7 million to $257.9 million, or 2.61% of the total recorded investment in loans, at March 31, 2011 from $286.6 million, or 3.08% of the total recorded investment in loans, at September 30, 2010, and, further, non-performing loans decreased by $21.6 million compared to $279.4 million, or 3.02% of total loans, at March 31, 2010. Non-performing loans at March 31, 2011, September 30, 2010 and March 31, 2010 include $21.2 million, $32.4 million and $22.7 million, respectively, in troubled debt restructurings which are current but included with non-accrual loans for a minimum period of six months from the restructuring date due to their non-accrual status prior to restructuring.

We used the same general methodology in assessing the allowance for loan losses at the end of each three-month period. We believe we have recorded all losses that are both probable and reasonable to estimate for the three months ended March 31, 2011 and 2010.

Non-Interest Income. Non-interest income decreased $3.4 million, or 29%, to $8.3 million during the current quarter compared to $11.6 million during the quarter ended March 31, 2010.

Loan fees and service charges decreased $1.1 million, or 21%, to $4.4 million in the current quarter compared to $5.6 million during the quarter ended March 31, 2010. This change is primarily related to servicing fees collected on loans sold. The balance of our sold loan portfolio has decreased 19% from March 31, 2010 resulting in a $1.5 million decrease in loan servicing fees collected in the current quarter compared to the quarter ended March 31, 2010. The decrease in the sold loan portfolio can be attributed to the increased paydowns on sold loans, which remains elevated in the current period due to the current low level of mortgage loan interest rates, prompting a significant increase in refinancing activity combined with the low volume of loan sales.

In the quarter ended March 31, 2011 there were $5.3 million in loan sales from which we recorded a net gain of $271 thousand compared to net gains of $2.7 million in the quarter ended March 31, 2010. The lower volume of loan sales in the current quarter reflects the impact of changes by Fannie Mae related to requirements for loans that it accepts. Effective July 1, 2010, Fannie Mae, the Association’s primary loan investor, implemented certain loan origination requirement changes affecting loan eligibility that we did not adopt. Refer to the Controlling Our Interest Rate Risk Exposure section of the Overview for additional discussion.

Non-Interest Expense. Non-interest expense increased $4.6 million, or 12%, to $44.0 million during the current quarter compared to $39.3 million during the quarter ended March 31, 2010 primarily from increases in federal insurance premiums, real estate owned expense (associated legal cost and losses on the disposition of properties) and other operating expenses.

Other operating expenses increased $3.0 million, or 62%, to $7.9 million in the current quarter compared to $4.9 million in the same quarter of the prior year. Costs (legal, appraisal, postage, courier, telephone etc.) associated with our home equity lending reduction plan comprised the majority of the cost increase. Additionally, professional consulting fees incurred in connection with the enhancement of our home equity lending account administration and account management activities coupled with similar fees incurred in connection with an independent evaluation of our enterprise risk management processes and procedures also contributed to the cost increase. Finally, because of the higher loan refinance activity during the quarter, the cost of interest advances that the Company is required to make (and which is included in other operating expenses) when serviced loans are repaid prior to month end increased $426 thousand in the current quarter when compared to the same quarter last year.

Income Tax Expense. The provision for income taxes was $469 thousand during the current quarter compared to a $2.0 million provision during the quarter ended March 31, 2010. The provision for the three months ended March 31, 2011 and 2010, respectively, included $448 thousand and $2.0 million of federal income tax provision and $21 thousand and $1 thousand of state income tax provision. The state income tax provision is subtracted from income before income taxes when calculating the federal income tax provision. Our effective federal tax rate was 16.7% in the current quarter compared to 41.5% for the quarter ended March 31, 2010. Our provision for income taxes in the current quarter aligns our year-to-date provision with our expectations for the full fiscal year. Our effective tax rate is below the federal statutory rate because of our ownership of bank-owned life insurance.

Comparison of Operating Results for the Six Months Ended March 31, 2011 and 2010

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

	Six Months Ended				Six Months Ended
	March 31, 2011				March 31, 2010
		Interest				Interest
	Average	Income/		Yield/	Average	Income/		Yield/
	Balance	Expense		Cost (1)	Balance	Expense		Cost (1)
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing cash equivalents	345,030	532		0.31%	280,654	341		0.24%
Investment securities	13,032	82		1.26%	17,618	185		2.10%
Mortgage-backed securities	565,870	6,203		2.19%	620,783	10,046		3.24%
Loans	9,771,994	205,594		4.21%	9,430,987	211,811		4.49%
Federal Home Loan Bank stock	35,620	763		4.28%	35,620	808		4.54%

Total interest-earning assets	10,731,546	213,174		3.97%	10,385,662	223,191		4.30%

Noninterest-earning assets	272,385				317,288

Total assets	$11,003,931				$10,702,950

Interest-bearing liabilities:
NOW accounts	973,359	1,836		0.38%	976,028	3,008		0.62%
Savings accounts	1,601,630	5,059		0.63%	1,340,761	6,876		1.03%
Certificates of deposit	6,206,117	84,769		2.73%	6,281,974	97,449		3.10%
Borrowed funds	89,101	923		2.07%	70,009	959		2.74%

Total interest-bearing liabilities	8,870,207	92,587		2.09%	8,668,772	108,292		2.50%

Noninterest-bearing liabilities	382,896				269,554

Total liabilities	9,253,103				8,938,326
Stockholder’s equity	1,750,828				1,764,624

Total liabilities and stockholder’s equity	$11,003,931				$10,702,950

Net interest income		$120,587				$114,899

Interest rate spread (2)				1.88%				1.80%

Net interest-earning assets (3)	$1,861,339				$1,716,890

Net interest margin (4)		2.25	%(1)			2.21	%(1)

Average interest-earning assets to average interest-bearing liabilities	120.98%				119.81%

Selected performance ratios:
Return on average assets		-0.09	%(1)			0.22	%(1)
Return on average equity		-0.59	%(1)			1.34	%(1)
Average equity to average assets		15.91%				16.49%

(1)	Annualized
(2)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by total interest-earning assets.

General. Net income decreased $17.0 million, or 143%, to a loss of $5.1 million for the six months ended March 31, 2011 compared to earnings of $11.8 million for the six months ended March 31, 2010. The change in net income is largely the result of an increase in the provision for loan losses combined with higher non-interest expense and lower non-interest income, which were partially offset by an increase in net interest income.

Interest Income. Interest income decreased $10.0 million, or 4%, to $213.2 million during the current six months compared to $223.2 million during the same six months in the prior year. The decrease in interest income resulted primarily from decreases in interest income from loans and investment securities held to maturity.

Interest income on loans decreased $6.2 million, or 3%, to $205.6 million compared to $211.8 million during the same six months in the prior year. This change was attributed to a 28 basis point decrease in the yield to 4.21% from 4.49% as historically low interest rates have increased the amount of refinance activity. Additionally, the increase in our “SmartRate” adjustable-rate first mortgage loan originations during the current six months at interest rates below rates offered on fixed-rate products, contributed to the lower average yield. The decrease in interest income on loans during the six months was partially offset by the $341.0 million increase in the average balance of loans to $9.77 billion for the six months ended March 31, 2011 compared to $9.43 billion during the same six months last year as new loan production exceeded repayments and loan sales.

Interest income on mortgage-backed securities decreased $3.8 million, or 38%, to $6.2 million compared to $10.0 million during the same six months in the prior year. The change was attributed to a 105 basis point decrease in the yield to 2.19% from 3.24%, as interest rates on adjustable-rate mortgages reset to lower current interest rates and higher, fixed-rate mortgages experienced accelerated paydowns. In addition, the average balance of mortgage-backed securities decreased $54.9 million, or 9% to $565.9 million compared to $620.8 million. There were $177.4 million in paydowns and maturities in the current six months.

Interest Expense. Interest expense decreased $15.7 million, or 15%, to $92.6 million during the current six months compared to $108.3 million during the six months ended March 31, 2010. The change resulted primarily from a decrease in interest expense on certificates of deposit combined with modest decreases in interest expense on NOW accounts and savings accounts.

Interest expense on certificates of deposit decreased $12.7 million, or 13%, to $84.8 million during the current six months compared to $97.4 million during the six months ended March 31, 2010. The change was attributed to a 37 basis point decrease in the average rate we paid on certificates of deposit to 2.73% from 3.10%, combined with a $75.9 million, or 1%, decrease in the average balance to $6.21 billion from $6.28 billion during the same six months of the prior year. Rates were adjusted on deposits in response to changes in general market rates as well as to changes in the rates paid by our competition on short-term certificates of deposit.

Interest expense on savings accounts decreased $1.8 million, or 26%, to $5.1 million during the current six months compared to $6.9 million during the six months ended March 31, 2010. The change was attributed to a 40 basis point decrease in the average rate we paid on savings accounts to 0.63% from 1.03%, partially offset by a $260.9 million, or a 19%, increase in the average balance to $1.60 billion from $1.34 billion during the same six months of the prior year, reflecting customer preference for savings accounts when rates are comparable to our short-term certificates of deposit.

Net Interest Income. Net interest income increased $5.7 million, or 5%, to $120.6 million during the current six months from $114.9 million during the six months ended March 31, 2010. As net interest income increased during the six months, we experienced an improvement of our interest rate spread which increased eight basis points to 1.88% compared to 1.80% during the same six months last year. Our net interest margin increased four basis points to 2.25% compared to 2.21% during the same six months last year.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level we consider necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. In determining the level of the allowance for loan losses, we consider past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of non-performing and other classified loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or conditions change. We assess the allowance for loan losses on a monthly basis and make provisions for loan losses in order to maintain the allowance. Recent economic issues, including high levels of unemployment, are challenging our borrowers’ ability to repay their loans at a time when housing prices are weak, in part as a consequence of the collapse of the sub-prime mortgage market, and make it difficult to sell their homes. This limits the ability of many borrowers to self-cure a delinquency.

Based on our evaluation of the above factors, we recorded a provision for loan losses of $57.0 million during the current six months and a provision of $41.0 million during the six months ended March 31, 2010. The provisions recorded exceeded net charge-offs of $39.5 million and $31.9 million during the six months ended March 31, 2011 and 2010, respectively. The provision reflects the continued increase in the level of net charge-offs, lower home values and the uncertain economic times that face many of our loan customers. A combination of various market conditions, mainly a decrease in home values and an increase in unemployment rates, have caused higher delinquencies and charge-offs in the loan portfolio. As delinquencies in the portfolio have been resolved through pay-off, short sale or foreclosure, or management determines the collateral is not sufficient to satisfy the loan, uncollected balances have been charged against the allowance for loan losses previously provided. The allowance for loan losses was $150.7 million, or 1.52% of the total recorded investment in loans receivable, at March 31, 2011, compared to $133.2 million, or 1.43% of the total recorded investment in loans receivable, at September 30, 2010, and further compared to $104.3 million or 1.13% of the total recorded investment in loans receivable at March 31, 2010. Non-performing loans decreased by $28.7 million to $257.9 million, or 2.61% of the total recorded investment in loans, at March 31, 2011 from $286.6 million, or 3.08% of the total recorded investment in loans, at September 30, 2010, and, further, non-performing loans decreased by $21.6 million compared to $279.4 million, or 3.02% of total loans, at March 31, 2010. Non-performing loans at March 31, 2011, September 30, 2010 and March 31, 2010 include $21.2 million, $32.4 million and $22.7 million, respectively, in troubled debt restructurings which are current but included with non-accrual loans for a minimum period of six months from the restructuring date due to their non-accrual status prior to restructuring.

We used the same general methodology in assessing the allowance for loan losses at the end of each six-month period. We believe we have recorded all losses that are both probable and reasonable to estimate for the six months ended March 31, 2011 and 2010.

Non-Interest Income. Non-interest income decreased $8.2 million, or 35%, to $15.1 million during the current six months compared to $23.3 million during the six months ended March 31, 2010.

Loan fees and service charges decreased $3.7 million, or 34%, to $7.3 million in the current six months compared to $11.0 million during the six months ended March 31, 2010. This change is primarily related to increased mortgage servicing asset amortization and reduced loan servicing fees. Mortgage servicing asset amortization increased $3.0 million, or 80% to $6.7 million in the six months ended March 31, 2011 compared to $3.7 million for the six months ended March 31, 2010. Increased amortization is related to the amount of paydowns on sold loans, which remains elevated in the current period due to the current low level of mortgage loan interest rates, prompting a significant increase in refinancing activity. In addition, the balance of our sold loan portfolio has decreased 19% from March 31, 2010 resulting in a $2.4 million decrease in loan servicing fees collected in the current period compared to the six months ended March 31, 2010. The decrease in the sold loan portfolio can be attributed to the increased paydowns combined with the low volume of loan sales.

In the six months ended March 31, 2011 there were $5.3 million in loan sales from which we recorded $271 thousand of net gains compared to net gains of $5.7 million in the six months ended March 31, 2010. The lower volume of loan sales in the current six months reflects the impact of changes by Fannie Mae related to requirements for loans that it accepts. Effective July 1, 2010, Fannie Mae, the Association’s primary loan investor, implemented certain loan origination requirement changes affecting loan eligibility that we did not adopt. Refer to the Controlling Our Interest Rate Risk Exposure section of the Overview for additional discussion.

Non-Interest Expense. Non-interest expense increased $7.5 million, or 9%, to $86.9 million during the current six months compared to $79.4 million during the six months ended March 31, 2010, primarily from increases in federal insurance premiums, real estate owned expense (associated legal cost and losses on the disposition of properties) and other operating expenses.

Other operating expenses increased $7.8 million or 81%, to $17.3 million in the current six months compared to $9.5 million in the same six months of the prior year. Costs (legal, appraisal, postage, courier, telephone etc.) associated with our home equity lending reduction plan comprised the majority of the cost increase. Additionally, professional consulting fees incurred in connection with the enhancement of our home equity lending account administration and account management activities coupled with similar fees incurred in connection with an independent evaluation of our enterprise risk management processes and procedures also contributed to the cost increase. Finally, because of the higher loan refinance activity during the six months, the cost of interest advances that the Company is required to make (and which is included in other operating expenses) when serviced loans are repaid prior to month end increased $1.4 million in the current six months when compared to the same six months last year.

Income Tax Expense. The benefit for income taxes was $3.1 million during the current six months compared to a $5.9 million provision during the six months ended March 31, 2010. The benefit for the six months ended March 31, 2011 included $3.1 million of federal tax benefit and $32 thousand of state income tax expense. The provision for the six months ended March 31, 2010 included $5.9 million of federal income tax provision and $2 thousand of state income tax provision. The state income tax provision is subtracted from income before income taxes when calculating the federal income tax provision. Our effective federal tax rate was 38.1% in the current six months compared to 33.2% for the six months ended March 31, 2010. Our provision for income taxes in the current six months reflects our expectations for the full fiscal year. Our current estimate for the fiscal year ending September 30, 2011, is that our federal effective income tax rate will be 43.0%, inclusive of an $800 thousand unfavorable adjustment to the deferred tax asset reserve that was recorded during the quarter ended December 31, 2010. The deferred tax asset reserve relates to our charitable contribution carryforward. Our effective tax rate is below the federal statutory rate because of our ownership of bank-owned life insurance.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the FHLB of Cincinnati, borrowings from the Federal Reserve Discount Window, maturing securities, sales of securities classified as available-for-sale and, historically, sales of loans. In addition, we have the ability to obtain collateralized borrowings in the wholesale markets. Finally, access to the equity capital markets via a supplemental stock offering or a full (second step) conversion transaction remain other potential sources of liquidity, although these channels generally require six to nine months of lead time. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Association’s Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We seek to maintain a minimum liquidity ratio of 2% or greater (which we compute as the sum of cash and cash equivalents plus unpledged investment securities for which ready markets exist, divided by total assets). For the quarter ended March 31, 2011, our liquidity ratio averaged 7.43%. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2011.

We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities and the objectives of our asset/liability management program.

Excess liquid assets are generally invested in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2011, cash and cash equivalents totaled $189.0 million. There were $5.3 million in sales of long-term, fixed rate loans during the six-month period ended March 31, 2011. Effective July 1, 2010, our traditional underwriting procedures no longer complied with Fannie Mae’s standard requirements and accordingly, our ability to manage liquidity via the loan sales channel will be limited until we either change our loan origination processes or Fannie Mae, or other market participants, revise their loan eligibility standards. In the absence of such changes, future sales of fixed rate mortgage loans will be limited to those loans that have established payment histories, strong borrower credit profiles and are supported by adequate collateral values. Investment securities classified as available-for-sale, which provide additional sources of liquidity, totaled $17.1 million at March 31, 2011. Also, at March 31, 2011 we had borrowed $168.1 million from the FHLB of Cincinnati.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows (unaudited) included in our Unaudited Consolidated Financial Statements.

At March 31, 2011, we had $175.1 million of outstanding commitments to originate loans. In addition to commitments to originate loans, we had $1.87 billion in unused lines of credit to borrowers. Certificates of deposit due within one year of March 31, 2011 totaled $2.73 billion, or 31.2% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, sales of investment securities, other deposit products, including certificates of deposit, Federal Home Loan Bank advances, borrowings from the Federal Reserve Discount Window or other collateralized borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2012. We believe, however, based on past experience that a significant portion of such deposits will remain with us. Generally, we have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are originating residential mortgage loans and purchasing investments. During the six-month period ended March 31, 2011, we originated $1.45 billion of loans, and during the six-month period ended March 31, 2010 we originated $740.7 million of loans. We purchased $2.0 million of securities during the six-month period ended March 31, 2011, and $203.2 million during the six-month period ended March 31, 2010.

Financing activities consist primarily of changes in deposit accounts, changes in the balances of principal and interest owed on loans serviced for others and, to a lesser extent, Federal Home Loan Bank advances and borrowings from the Federal Reserve Discount Window. We experienced a net decrease in total deposits of $96.0 million during the six-month period ended March 31, 2011 compared to a net increase of $132.7 million during the six-month period ended March 31, 2010. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of Cincinnati and the Federal Reserve Discount Window, each of which provides an additional source of funds. At March 31, 2011 we had $168.1 million of FHLB of Cincinnati advances and no outstanding borrowings from the Federal Reserve Discount Window. During the six months ended March 31, 2011, we had average outstanding advances with the FHLB of Cincinnati of $89.1 million compared to average outstanding advances of $70.0 million from the FHLB of Cincinnati during the six months ended March 31, 2010. At March 31, 2011 we had the ability to immediately borrow an additional $812.0 million from the FHLB of Cincinnati and $317.5 million from the Federal Reserve Discount Window. From the perspective of collateral value securing FHLB of Cincinnati advances, our capacity limit for additional borrowings at March 31, 2011 was $1.79 billion, subject to satisfaction of the FHLB Cincinnati common stock ownership requirement. To satisfy the common stock ownership requirement we would have to increase our ownership of FHLB Cincinnati common stock by an additional $35.7 million.

Third Federal Savings and Loan is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2011, Third Federal Savings and Loan exceeded all regulatory capital requirements. Third Federal Savings and Loan is considered “well capitalized” under regulatory guidelines.

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

As of March 31, 2011 the Association exceeded all regulatory requirements to be considered “Well Capitalized” as presented in the table below (dollar amounts in thousands).

	Actual		Required
	Amount	Ratio	Amount	Ratio

Total Capital to Risk Weighted Assets	$1,577,694	21.58%	$731,189	10.00%
Core Capital to Adjusted Tangible Assets	1,486,295	13.72	541,605	5.00
Tangible Capital to Tangible Assets	1,486,295	13.72	N/A	N/A
Tier 1 Capital to Risk-Weighted Assets	1,486,295	20.33	438,713	6.00

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

We have sought to manage our interest rate risk in order to control the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset-liability management, we have historically used the following strategies to manage our interest rate risk:

(i)	marketing adjustable-rate loans;

(ii)	lengthening the weighted average remaining term of major funding sources, primarily by offering attractive interest rates on longer duration deposit products;

(iii)	investing in shorter- to medium-term securities;

(iv)	maintaining high levels of capital; and

(v)	securitizing and selling long-term, fixed-rate, one- to four-family residential real estate mortgage loans.

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

Net Portfolio Value. The OTS requires the computation of amounts by which the net present value of an institution’s cash flow from assets, liabilities and off balance sheet items (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates. The OTS provides all institutions that file a Consolidated Maturity/Rate Schedule as a part of their quarterly Thrift Financial Report with an interest rate sensitivity report of NPV. The OTS simulation model uses a discounted cash flow analysis and an option-based pricing approach in measuring the interest rate sensitivity of NPV. The OTS model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumption that instantaneous changes (measured in basis points) occur at all maturities along the United States Treasury yield curve. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 2% to 3% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. On a quarterly basis the OTS provides us with the results of its interest rate sensitivity model, which is based on information we provide to the OTS, to estimate the sensitivity of our NPV. The OTS calculations of the estimated changes in NPV of the Association as of March 31, 2011 are not currently available.

The following table presents our internal calculations of the estimated changes in the Association’s NPV at March 31, 2011 that would result from the designated instantaneous changes in the United States Treasury yield curve. In general, the assumptions used by the OTS are, by necessity, more generic as their modeling framework must fit and be adaptable to all institutions subject to its regulation. Our internal model is tailored specifically to our organization which, we believe, improves the accuracy of our internally prepared NPV estimates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

				NPV as a Percentage of
				Present Value of Assets (3)
		Estimated Increase (Decrease) in
		NPV			Increase
Change in					(Decrease)
Interest Rates	Estimated			NPV	(basis
(basis points) (1)	NPV (2)	Amount	Percent	Ratio (4)	points)
	(Dollars in thousands)

+300	$859,117	$(731,749)	-46%	8.58%	-584
+200	$1,103,469	$(487,397)	-31%	10.64%	-378
+100	$1,370,245	$(220,621)	-14%	12.78%	-164
—	$1,590,866	—	—	14.42%	—
-100	$1,684,584	$93,718	6%	14.96%	54

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at March 31, 2011, in the event of an increase of 200 basis points in all interest rates, the Association would experience a 31% decrease in NPV. In the event of a 100 basis point decrease in interest rates, the Association would experience a 6% increase in NPV.

The following table is based on the calculations contained in the previous table, and sets forth the change in the NPV at a +200 basis point rate of shock at March 31, 2011, with comparative information as of September 30, 2010. By regulation the Association must measure and manage its interest rate risk for an interest rate shock of +/-200 basis points, whichever produces the largest decline in NPV.

Risk Measure +200 bp Rate Shock	At March 31, 2011	At September 30, 2010

Pre-Shock NPV Ratio	14.42%	12.63%
Post-Shock NPV Ratio	10.64%	11.29%
Sesitivity Measure in basis points	378	134

During the six months ended March 31, 2011, our sensitivity measure increased as we invested approximately $550.0 million of interest-bearing cash equivalents, almost $175.0 million of investment securities repayments and approximately $205.0 million of home equity portfolio repayments into adjustable-rate first mortgage loans. Cash equivalents, investment securities and home equity portfolio products are assigned more favorable interest rate sensitivity than adjustable-rate first mortgage loans, and as a result, this reallocation of assets contributed to the increase in the sensitivity measure. Additionally, market interest rates for terms of five to 10 years increased approximately 95 basis points during current six-month period, resulting in longer durations generally being assigned to our fixed-rate mortgage portfolio, further contributing to the increase in the sensitivity measure. While the sensitivity measure increased during the six-month period ended March 31, 2011, it nevertheless remains within our traditional range when viewed from a historic perspective.

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

Net Interest Income. In addition to NPV calculations, we analyze our sensitivity to changes in interest rates through our internal net interest income model. Net interest income is the difference between the interest income earned on interest-earning assets, such as loans and securities, and the interest paid on interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what the Association’s net interest income would be for a twelve-month period using OTS Pricing Tables for assumptions such as loan prepayment rates and deposit decay rates, and the Bloomberg forward yield curve for assumptions as to projected interest rates. We then calculate what the net interest income would be for the same period in the event of an instantaneous 200 basis point increase in market interest rates. As of March 31, 2011, we estimated that the Association’s net interest income for the twelve months ending March 31, 2012 would decrease by 16.2% in the event of an instantaneous 200 basis point increase in market interest rates.

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

Item 1A. Risk Factors

There have been no material changes in the “Risk Factors” disclosed in the Holding Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 24, 2010 (File No.  001-33390).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The Company did not repurchase any shares of common stock during the quarter ended March 31, 2011.

On March 12, 2009, the Company announced its fourth stock repurchase program which authorizes the repurchase of up to an additional 3,300,000 shares of the Company’s outstanding common stock. Purchases under the program are subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses of capital, and our financial performance. Repurchased shares are held as treasury stock and are available for general corporate use. The program has 2,156,250 shares yet to be purchased as of March 31, 2011.

Because of the OTS’ concerns, referred to in the Monitoring and Limiting Our Credit Risk section in the Overview, the Company does not intend to declare or pay a cash dividend, or to repurchase any of its outstanding common stock until the concerns are resolved.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. [Removed and Reserved]

Item 5. Other Information

Not applicable

Item 6.

(a)	Exhibits

31.1	Certification of chief executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of chief financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32	Certification of chief executive officer and chief financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

101	The following financial statements from TFS Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 9, 2011, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Equity, (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

101.INS	Interactive datafile	XBRL Instance Document
101.SCH	Interactive datafile	XBRL Taxonomy Extension Schema Document
101.CAL	Interactive datafile	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Interactive datafile	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Interactive datafile	XBRL Taxonomy Extension Label Linkbase
101.PRE	Interactive datafile	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TFS Financial Corporation

Dated: May 9, 2011	/s/ Marc A. Stefanski
Marc A. Stefanski
Chairman of the Board, President
and Chief Executive Officer

Dated: May 9, 2011	/s/ David S. Huffman
David S. Huffman
Chief Financial Officer