Form 10-Q
period 2011-06-30
TFS Financial CORP
filed 2011-08-09
CIK 1381668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2011

or

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

As of August 2, 2011 there were 308,442,143 shares of the Registrant’s common stock, par value $0.01 per share, outstanding, of which 227,119,132 shares, or 73.63% of the Registrant’s common stock, were held by Third Federal Savings and Loan Association of Cleveland, MHC, the Registrant’s mutual holding company.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

TFS Financial Corporation

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION (unaudited)

(In thousands, except share data)

	June 30, 2011	September 30, 2010
ASSETS
Cash and due from banks	$33,757	$38,804
Other interest-bearing cash equivalents	243,812	704,936

Cash and cash equivalents	277,569	743,740

Investment securities:
Available for sale (amortized cost $16,573 and $24,480, respectively)	16,664	24,619
Held to maturity (fair value $449,380 and $657,076, respectively)	441,691	646,940

	458,355	671,559

Mortgage loans held for sale (none measured at fair value)	0	25,027
Loans held for investment, net:
Mortgage loans	9,863,637	9,323,073
Other loans	6,916	7,199
Deferred loan fees, net	(19,020)	(15,283)
Allowance for loan losses	(153,305)	(133,240)

Loans, net	9,698,228	9,181,749

Mortgage loan servicing assets, net	30,791	38,658
Federal Home Loan Bank stock, at cost	35,620	35,620
Real estate owned	20,126	15,912
Premises, equipment, and software, net	60,518	62,685
Accrued interest receivable	35,625	36,282
Bank owned life insurance contracts	169,172	164,334
Other assets	91,537	100,461

TOTAL ASSETS	$10,877,541	$11,076,027

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits	$8,701,896	$8,851,941
Borrowed funds	185,129	70,158
Borrowers’ advances for insurance and taxes	28,817	51,401
Principal, interest, and related escrow owed on loans serviced	89,430	284,425
Accrued expenses and other liabilities	105,882	65,205

Total liabilities	9,111,154	9,323,130

Commitments and contingent liabilities
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	0	0
Common stock, $0.01 par value, 700,000,000 shares authorized; 332,318,750 shares issued; 308,442,143 and 308,395,000 outstanding at June 30, 2011 and September 30, 2010, respectively	3,323	3,323
Paid-in capital	1,690,561	1,686,062
Treasury stock, at cost; 23,876,607 and 23,923,750 shares at June 30, 2011 and September 30, 2010, respectively	(287,797)	(288,366)
Unallocated ESOP shares	(80,168)	(82,699)
Retained earnings—substantially restricted	453,503	452,633
Accumulated other comprehensive loss	(13,035)	(18,056)

Total shareholders' equity	1,766,387	1,752,897

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$10,877,541	$11,076,027

See accompanying notes to unaudited interim consolidated financial statements.

TFS Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(In thousands, except share and per share data)

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
INTEREST INCOME:
Loans, including fees	$103,845	$103,902	$309,439	$315,713
Investment securities available for sale	43	150	198	416
Investment securities held to maturity	2,871	4,674	9,001	14,639
Other interest and dividend earning assets	527	664	1,822	1,813

Total interest and dividend income	107,286	109,390	320,460	332,581

INTEREST EXPENSE:
Deposits	43,723	51,446	135,387	158,779
Borrowed funds	518	480	1,441	1,439

Total interest expense	44,241	51,926	136,828	160,218

NET INTEREST INCOME	63,045	57,464	183,632	172,363
PROVISION FOR LOAN LOSSES	22,500	30,000	79,500	71,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	40,545	27,464	104,132	101,363

NON-INTEREST INCOME
Fees and service charges, net of amortization	4,507	5,626	11,829	16,658
Net gain on the sale of loans	201	19,716	490	25,510
Increase in and death benefits from bank owned life insurance contracts	1,621	1,623	4,840	4,820
Income on private equity investments	763	200	977	546
Other	1,667	1,363	5,709	4,276

Total non-interest income	8,759	28,528	23,845	51,810

NON-INTEREST EXPENSE
Salaries and employee benefits	19,694	22,223	56,994	63,879
Marketing services	2,102	920	6,306	4,971
Office property, equipment and software	4,986	5,046	14,983	15,661
Federal insurance premium	2,759	4,239	14,591	12,762
State franchise tax	1,459	1,329	3,826	3,709
Real estate owned expense, net	1,994	1,380	5,906	4,042
Appraisal and other loan review expenses	1,005	158	4,907	480
Other operating expenses	5,553	5,386	18,958	14,609

Total non-interest expense	39,552	40,681	126,471	120,113

INCOME BEFORE INCOME TAXES	9,752	15,311	1,506	33,060
INCOME TAX EXPENSE	3,767	5,074	645	10,975

NET INCOME	$5,985	$10,237	$861	$22,085

Earnings per share - basic and diluted	$0.02	$0.03	$0.00	$0.07

Weighted average shares outstanding
Basic	300,347,978	299,826,025	300,234,492	299,725,977
Diluted	301,147,673	300,557,738	300,918,065	300,335,743

See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

Nine Months Ended June 30, 2011 and 2010

(In thousands)

						Accumulated other comprehensive income (loss)
	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Unrealized gains/(losses) on securities	Pension obligation	Total shareholders’ equity
Balance at September 30, 2009	$3,323	1,679,000	(287,514)	(87,896)	456,875	240	(18,163)	$1,745,865
Comprehensive Income
Net income	—	—	—	—	22,085	—	—	22,085
Change in unrealized gains on securities available for sale	—	—	—	—	—	(83)	—	(83)
Change in pension obligation	—	—	—	—	—	—	1,018	1,018

Total comprehensive income	—	—	—	—	—	—	—	23,020
Purchase of treasury stock (161,400 shares)	—	—	(1,810)	—	—	—	—	(1,810)
ESOP shares allocated or committed to be released	—	1,032	—	3,874	—	—	—	4,906
Compensation costs for stock-based plans	—	4,984	—	—	—	—	—	4,984
Excess tax effect from stock-based compensation	—	123	—	—	—	—	—	123
Dividends paid to common shareholders ($0.21 per common share)	—	—	—	—	(15,561)	—	—	(15,561)

Balance at June 30, 2010	$3,323	1,685,139	(289,324)	(84,022)	463,399	157	(17,145)	$1,761,527

Balance at September 30, 2010	$3,323	1,686,062	(288,366)	(82,699)	452,633	90	(18,146)	$1,752,897
Comprehensive Income
Net income	—	—	—	—	861	—	—	861
Change in unrealized gains on securities available for sale	—	—	—	—	—	(31)	—	(31)
Change in pension obligation	—	—	—	—	—	—	5,052	5,052

Total comprehensive loss	—	—	—	—	—	—	—	5,882
ESOP shares allocated or committed to be released	—	(281)	—	2,531	—	—	—	2,250
Compensation costs for stock-based plans	—	5,397	(3)	—	—	—	—	5,394
Excess tax effect from stock-based compensation	—	(36)	—	—	—	—	—	(36)
Treasury stock allocated to restricted stock plan	—	(581)	572	—	9	—	—	—

Balance at June 30, 2011	$3,323	1,690,561	(287,797)	(80,168)	453,503	59	(13,094)	$1,766,387

See accompanying notes to unaudited iterim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	For the Nine Months Ended
	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$861	$22,085
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
ESOP and stock-based compensation expense	7,644	9,932
Depreciation and amortization	15,380	11,563
Deferred income taxes	400	0
Provision for loan losses	79,500	71,000
Net gain on the sale of loans	(490)	(25,510)
Other net losses	3,283	1,796
Principal repayments on and proceeds from sales of loans held for sale	0	151,536
Loans originated for sale	0	(202,677)
Increase in bank owned life insurance contracts	(4,846)	(4,818)
Net decrease (increase) in interest receivable and other assets	5,992	(43,265)
Net increase in accrued expenses and other liabilities	48,450	4,395
Other	662	2,502

Net cash provided by (used in) operating activities	156,836	(1,461)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans originated	(1,993,393)	(1,807,187)
Principal repayments on loans	1,371,213	1,403,028
Proceeds from sales, principal repayments and maturities of:
Securities available for sale	10,102	7,626
Securities held to maturity	214,681	230,801
Proceeds from sale of:
Loans	33,722	797,099
Real estate owned	11,201	14,223
Purchases of:
Securities available for sale	(2,288)	(8,141)
Securities held to maturity	(12,424)	(295,564)
Premises and equipment	(2,279)	(3,100)
Other	(853)	122

Net cash (used in) provided by investing activities	(370,318)	338,907

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(150,045)	337,703
Net decrease in borrowers' advances for insurance and taxes	(22,584)	(17,586)
Net (decrease) increase in principal and interest owed on loans serviced	(194,995)	2,236
Net increase in short term borrowed funds	100,016	0
Proceeds from long term borrowed funds	29,955	0
Repayment of long term borrowed funds	(15,000)	0
Purchase of treasury shares	0	(1,810)
Excess tax (provision) benefit related to stock-based compensation	(36)	81
Dividends paid to common shareholders	0	(15,561)

Net cash (used in) provided by financing activities	(252,689)	305,063

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(466,171)	642,509
CASH AND CASH EQUIVALENTS—Beginning of period	743,740	307,046

CASH AND CASH EQUIVALENTS—End of period	$277,569	$949,555

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest on deposits	$136,097	$161,211
Cash paid for interest on borrowed funds	1,418	1,439
Cash paid for income taxes	4,500	11,900
SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to real estate owned	17,700	12,389
Transfer of loans from held for sale to held for investment	25,027	0

See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands unless otherwise indicated)

1.	BASIS OF PRESENTATION

TFS Financial Corporation (the Holding Company), a federally chartered stock holding company, conducts its principal activities through its wholly owned subsidiaries. The principal line of business of TFS Financial Corporation and its subsidiaries (collectively, TFS Financial or the Company) is retail consumer banking, including mortgage lending, deposit gathering, and other insignificant financial services. On June 30, 2011, approximately 74% of the Holding Company’s outstanding shares were owned by a federally chartered mutual holding company, Third Federal Savings and Loan Association of Cleveland, MHC (Third Federal Savings, MHC). The thrift subsidiary of TFS Financial is Third Federal Savings and Loan Association of Cleveland (the Association).

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

The unaudited interim consolidated financial statements were prepared without an audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial condition of TFS Financial at June 30, 2011, and its results of operations and cash flows for the periods presented. In accordance with Regulation S-X for interim financial information, these statements do not include certain information and footnote disclosures required for complete audited financial statements. The Holding Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010 contains consolidated financial statements and related notes, which should be read in conjunction with the accompanying interim consolidated financial statements. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2011.

2.	EARNINGS PER SHARE

The following is a summary of our earnings per share calculations.

	For the Three Months Ended June 30,
	2011			2010
	Income	Shares	Per share amount	Income	Shares	Per share amount
		(Dollars in thousands, except per share data)
Net income	$5,985			$10,237
Less: income allocated to restricted stock units	33			154

Basic earnings per share:
Income available to common shareholders	$5,952	300,347,978	$0.02	$10,083	299,826,025	$0.03

Diluted earnings per share:
Effect of dilutive potential common shares		799,695			731,713

Income available to common shareholders	$5,952	301,147,673	$0.02	$10,083	300,557,738	$0.03

	For the Nine Months Ended June 30,
	2011			2010
	Income	Shares	Per share amount	Income	Shares	Per share amount
		(Dollars in thousands, except per share data)
Net income	$861			$22,085
Less: income allocated to restricted stock units	5			394

Basic earnings per share:
Income available to common shareholders	$856	300,234,492	$0.00	$21,691	299,725,977	$0.07

Diluted earnings per share:
Effect of dilutive potential common shares		683,573			609,766

Income available to common shareholders	$856	300,918,065	$0.00	$21,691	300,335,743	$0.07

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

Outstanding stock options and restricted stock units are excluded from the computation of diluted earnings per share when their inclusion would be anti-dilutive. The diluted earnings per share calculation for the three months and nine months ended June 30, 2011 excludes 4,515,276 unvested outstanding stock options and 490,649 vested outstanding stock options and for the three and nine months ended June 30, 2010 excludes 3,503,200 unvested outstanding stock options and 135,800 restricted stock units because their inclusion would be anti-dilutive.

3.	INVESTMENT SECURITIES

Investment securities available for sale are summarized as follows:

	June 30, 2011
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
U.S. government and agency obligations	$2,000	$0	$(17)	$1,983
Real estate mortgage investment conduits (REMICs)	5,830	108	0	5,938
Money market accounts	8,743	0	0	8,743

	$16,573	$108	$(17)	$16,664

	September 30, 2010
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
U.S. government and agency obligations	$7,000	$63	$0	$7,063
REMICs	8,718	90	(14)	8,794
Money market accounts	8,762	0	0	8,762

	$24,480	$153	$(14)	$24,619

Investments held to maturity are summarized as follows:

	June 30, 2011
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Freddie Mac certificates	$2,741	$166	$0	$2,907
Ginnie Mae certificates	20,202	584	0	20,786
REMICs	410,695	6,202	(81)	416,816
Fannie Mae certificates	8,053	818	0	8,871

	$441,691	$7,770	$(81)	$449,380

	September 30, 2010
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Freddie Mac certificates	$4,441	$231	$0	$4,672
Ginnie Mae certificates	22,375	598	0	22,973
REMICs	611,000	8,754	(268)	619,486
Fannie Mae certificates	9,124	821	0	9,945

	$646,940	$10,404	$(268)	$657,076

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans held for investment consist of the following:

	June 30, 2011	September 30, 2010
Real estate loans:
Residential non-Home Today	$6,988,085	$6,138,454
Residential Home Today	267,627	280,533
Home equity loans and lines of credit	2,560,264	2,848,690
Construction	90,767	100,404

Total real estate loans	9,906,743	9,368,081
Consumer and other loans	6,916	7,199
Less:
Deferred loan fees—net	(19,020)	(15,283)
Loans-in-process (LIP)	(43,106)	(45,008)
Allowance for loan losses	(153,305)	(133,240)

Loans held for investment, net	$9,698,228	$9,181,749

A large concentration of the Company’s lending is in Ohio. As of June 30, 2011 and September 30, 2010, the percentages of residential real estate loans held in Ohio were 81% and 80%, respectively. As of June 30, 2011 and September 30, 2010, the percentage of residential real estate loans held in Florida was 17% and 18%, respectively. As of June 30, 2011 and September 30, 2010, the home equity loans and lines of credit held were concentrated in the states of Ohio, 39% and 40%, Florida, 28% and 28%, and California, 12% and 11%, respectively. The economic conditions and market for real estate in those states have a significant impact on the ability of borrowers in those areas to repay their loans. Effective June 28, 2010, the Association suspended the acceptance of new equity line of credit applications.

Home Today is an affordable housing program targeted to benefit low- and moderate-income home buyers. Through this program, prior to March 27, 2009, the Association provided loans to borrowers who would not otherwise qualify for our loan products, generally because of low credit scores. Although the credit profiles of borrowers in the Home Today program prior to March 27, 2009 might be described as sub-prime, Home Today loans generally contain the same features as loans offered to our non-Home Today borrowers. Borrowers in the Home Today program must complete financial management education and counseling and must be referred to the Association by a sponsoring organization with which the Association has partnered as part of the program. Borrowers must also meet a minimum credit score threshold. Because prior to March 27, 2009 the Association applied less stringent underwriting and credit standards to these loans, loans originated under the Home Today program prior to that date have greater credit risk than its traditional residential real estate mortgage loans. Effective March 27, 2009, the Home Today underwriting guidelines are substantially the same as our traditional first mortgage product. As of June 30, 2011, the balance of Home Today loans originated prior to March 27, 2009 was $265,496. The Association does not offer, and has not offered, loan products frequently considered to be designed to target sub-prime borrowers containing features such as higher fees or higher rates, negative amortization, a loan-to-value ratio greater than 100%, or option adjustable-rate mortgages.

The recorded investment of loan receivables in non-accrual status is summarized in the following table. Balances are net of deferred fees.

	June 30, 2011	September 30, 2010
Real estate loans:
Residential non-Home Today	$126,149	$135,109
Residential Home Today	71,739	91,985
Home equity loans and lines of credit	38,288	54,481
Construction	3,886	4,994

Total real estate loans	240,062	286,569
Consumer and other loans	1	1

Total non-accrual loans	$240,063	$286,570

Loans are placed in nonaccrual status when they are contractually 90 days or more past due. Loans modified in troubled debt restructurings that were in nonaccrual status prior to the restructurings remain in nonaccrual status for a minimum of six months. Interest on loans in accrual status, including certain loans individually reviewed for impairment, is recognized in interest income as it accrues, on a daily basis. Accrued interest on loans in non-accrual status is reversed by a charge to interest income and income is subsequently recognized only to the extent cash payments are received. Cash payments on loans in non-accrual status are applied to the oldest scheduled, unpaid principal and interest payment first. A nonaccrual loan, other than a troubled debt restructuring, is returned to accrual status when contractual payments are less than 90 days past due. The number of days past due is determined by the number of days the oldest contractual principal and interest payment remains unpaid. Total nonaccrual loans at June 30, 2011 and September 30, 2010 includes $18,879 and $32,365, respectively, in troubled debt restructurings which are current but included with nonaccrual loans for a minimum period of six months from the restructuring date due to their nonaccrual status prior to restructuring.

Age analysis of the recorded investment in loan receivables that are past due at June 30, 2011 and September 30, 2010 is summarized in the following tables. Balances are net of deferred fees and any applicable loans-in-process (LIP).

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
June 30, 2011
Real estate loans:
Residential non-Home Today	$17,023	$13,586	$118,025	$148,634	$6,808,977	$6,957,611
Residential Home Today	11,525	7,460	61,364	80,349	186,111	266,460
Home equity loans and lines of credit	11,091	6,336	37,988	55,415	2,518,238	2,573,653
Construction	704	40	3,886	4,630	42,263	46,893

Total real estate loans	40,343	27,422	221,263	289,028	9,555,589	9,844,617
Consumer and other loans	0	0	1	1	6,915	6,916

Total	$40,343	$27,422	$221,264	$289,029	$9,562,504	$9,851,533

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
September 30, 2010
Real estate loans:
Residential non-Home Today	$20,748	$9,933	$121,601	$152,282	$5,955,965	$6,108,247
Residential Home Today	12,836	8,970	74,831	96,637	182,515	279,152
Home equity loans and lines of credit	14,144	7,233	53,948	75,325	2,790,611	2,865,936
Construction	558	0	3,980	4,538	49,917	54,455

Total real estate loans	48,286	26,136	254,360	328,782	8,979,008	9,307,790
Consumer and other loans	0	0	1	1	7,198	7,199

Total	$48,286	$26,136	$254,361	$328,783	$8,986,206	$9,314,989

Activity in the allowance for loan losses is summarized as follows:

	For the Three Months Ended
	June 30, 2011
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential non-Home Today	$49,419	$5,312	$(5,067)	$131	$49,795
Residential Home Today	24,685	4,810	(2,239)	25	27,281
Home equity loans and lines of credit	72,510	11,830	(12,970)	484	71,854
Construction	4,132	548	(308)	2	4,374

Total real estate loans	150,746	22,500	(20,584)	642	153,304
Consumer and other loans	1	0	0	0	1

Total	$150,747	$22,500	$(20,584)	$642	$153,305

	For the Three Months Ended
	June 30, 2010
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential non-Home Today	$27,211	$7,850	$(3,565)	$189	$31,685
Residential Home Today	8,414	2,574	(836)	0	10,152
Home equity loans and lines of credit	61,140	19,459	(12,070)	787	69,316
Construction	7,539	117	(406)	10	7,260

Total real estate loans	104,304	30,000	(16,877)	986	118,413
Consumer and other loans	1	0	0	0	1

Total	$104,305	$30,000	$(16,877)	$986	$118,414

	For the Nine Months Ended
	June 30, 2011
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential non-Home Today	$41,246	$21,281	$(13,027)	$295	$49,795
Residential Home Today	13,331	19,451	(5,586)	85	27,281
Home equity loans and lines of credit	73,780	38,520	(41,743)	1,297	71,854
Construction	4,882	248	(791)	35	4,374

Total real estate loans	133,239	79,500	(61,147)	1,712	153,304
Consumer and other loans	1	0	0	0	1

Total	$133,240	$79,500	$(61,147)	$1,712	$153,305

	For the Nine Months Ended
	June 30, 2010
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential non-Home Today	$22,678	$16,730	$(8,107)	$384	$31,685
Residential Home Today	9,232	4,159	(3,262)	23	10,152
Home equity loans and lines of credit	57,594	46,747	(36,130)	1,105	69,316
Construction	5,743	3,364	(1,858)	11	7,260

Total real estate loans	95,247	71,000	(49,357)	1,523	118,413
Consumer and other loans	1	0	0	0	1

Total	$95,248	$71,000	$(49,357)	$1,523	$118,414

The recorded investment in loan receivables at June 30, 2011 and September 30, 2010 is summarized in the following table. The table provides details of the recorded balances according to the method of evaluation used for determining the allowance for loan losses, distinguishing between determinations made by evaluating individual loans and determinations made by evaluating groups of loans not individually evaluated. Balances of recorded investments are net of deferred fees and any applicable LIP.

	June 30, 2011			September 30, 2010
	Individually	Collectively	Total	Individually	Collectively	Total
Real estate loans:
Residential non-Home Today	$158,860	$6,798,751	$6,957,611	$147,002	$5,961,245	$6,108,247
Residential Home Today	135,080	131,380	266,460	129,721	149,431	279,152
Home equity loans and lines of credit	41,666	2,531,987	2,573,653	56,108	2,809,828	2,865,936
Construction	6,602	40,291	46,893	7,881	46,574	54,455

Total real estate loans	342,208	9,502,409	9,844,617	340,712	8,967,078	9,307,790
Consumer and other loans	1	6,915	6,916	1	7,198	7,199

Total	$342,209	$9,509,324	$9,851,533	$340,713	$8,974,276	$9,314,989

An analysis of the allowance for loan losses at June 30, 2011 and September 30, 2010 is summarized in the following table. The analysis provides details of the allowance for loan losses according to the method of evaluation, distinguishing between allowances for loan losses determined by evaluating individual loans and allowances for loan losses determined by evaluating groups of loans not individually evaluated.

	June 30, 2011			September 30, 2010
	Individually	Collectively	Total	Individually	Collectively	Total
Real estate loans:
Residential non-Home Today	$21,871	$27,924	$49,795	$15,790	$25,456	$41,246
Residential Home Today	17,685	9,596	27,281	9,752	3,579	13,331
Home equity loans and lines of credit	13,738	58,116	71,854	18,508	55,272	73,780
Construction	1,615	2,759	4,374	1,988	2,894	4,882

Total real estate loans	54,909	98,395	153,304	46,038	87,201	133,239
Consumer and other loans	1	0	1	1	0	1

Total	$54,910	$98,395	$153,305	$46,039	$87,201	$133,240

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

Residential non-Home Today mortgage loans represent the largest piece of our residential real estate portfolio. We believe overall credit risk is low based on nature, composition, collateral, products, lien position and performance of the portfolio. The portfolio does not include loan types or structures that have recently experienced severe performance problems at other financial institutions (sub-prime, no documentation, pay option adjustable rate mortgages).

As described earlier in this footnote, Home Today loans, particularly those originated prior to March 27, 2009, have greater credit risk than traditional residential real estate mortgage loans. At June 30, 2011, more than 54% of Home Today loans include private mortgage insurance coverage.

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

Consumer loans include $1 of auto loans at June 30, 2011 and September 30, 2010. The remaining balance is comprised of loans secured by certificate of deposit accounts, which are fully recoverable in the event of non-payment.

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

The recorded investment and the unpaid principal balance of impaired loans, including those whose terms have been modified in troubled debt restructurings, as of June 30, 2011 and September 30, 2010 are summarized as follows. Balances of recorded investments are net of deferred fees.

	June 30, 2011			September 30, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Residential non-Home Today	$44,608	$44,803	$0	$39,430	$39,624	$0
Residential Home Today	18,438	18,519	0	37,458	37,643	0
Home equity loans and lines of credit	14,451	14,376	0	20,377	20,255	0
Construction	241	243	0	192	194	0
Consumer and other loans	0	0	0	0	0	0

Total	$77,738	$77,941	$0	$97,457	$97,716	$0

With an allowance recorded:
Residential non-Home Today	$114,252	$114,752	$21,871	$107,572	$108,104	$15,790
Residential Home Today	116,642	117,153	17,685	92,263	92,719	9,752
Home equity loans and lines of credit	27,215	27,073	13,738	35,731	35,517	18,508
Construction	6,361	6,415	1,615	7,689	7,762	1,988
Consumer and other loans	1	1	1	1	1	1

Total	$264,471	$265,394	$54,910	$243,256	$244,103	$46,039

Total impaired loans:
Residential non-Home Today	$158,860	$159,555	$21,871	$147,002	$147,728	$15,790
Residential Home Today	135,080	135,672	17,685	129,721	130,362	9,752
Home equity loans and lines of credit	41,666	41,449	13,738	56,108	55,772	18,508
Construction	6,602	6,658	1,615	7,881	7,956	1,988
Consumer and other loans	1	1	1	1	1	1

Total	$342,209	$343,335	$54,910	$340,713	$341,819	$46,039

At June 30, 2011 and September 30, 2010, respectively, the recorded investment in impaired loans includes $160,843 and $134,696 of loans modified in troubled debt restructurings of which $23,093 and $12,292 are 90 days or more past due.

The average recorded investment in impaired loans and the amount of interest income recognized during the time within the period that the loans were impaired are summarized below. Beginning the three months ended June 30, 2011, the reported amount of interest income recognized includes interest income on all impaired loans. Prior to that period, the reported amount included interest income from only impaired loans with an allowance, resulting in a reported amount that was less than, but not materially different from, the actual amount of interest income recognized. Balances of average recorded investments are net of deferred fees.

	Three Months Ended June 30,
	2011		2010
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential non-Home Today	$42,508	$194	$49,298	$0
Residential Home Today	22,697	97	45,783	0
Home equity loans and lines of credit	14,892	60	24,744	0
Construction	218	1	0	0
Consumer and other loans	0	0	0	0

Total	$80,315	$352	$119,825	$0

With an allowance recorded:
Residential non-Home Today	115,134	$703	$78,795	$343
Residential Home Today	111,846	796	69,130	315
Home equity loans and lines of credit	29,526	75	34,582	40
Construction	6,835	29	1,370	0
Consumer and other loans	1	0	0	0

Total	$263,342	$1,603	$183,877	$698

Total impaired loans:
Residential non-Home Today	$157,642	$897	$128,093	$343
Residential Home Today	134,543	893	114,913	315
Home equity loans and lines of credit	44,418	135	59,326	40
Construction	7,053	30	1,370	0
Consumer and other loans	1	0	0	0

Total	$343,657	$1,955	$303,702	$698

	Nine Months Ended June 30,
	2011		2010
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential non-Home Today	$42,018	$194	$41,055	$0
Residential Home Today	27,948	97	40,901	0
Home equity loans and lines of credit	17,415	60	24,549	0
Construction	216	1	0	0
Consumer and other loans	0	0	0	0

Total	$87,597	$352	$106,505	$0

With an allowance recorded:
Residential non-Home Today	$110,912	$1,810	$67,422	$776
Residential Home Today	104,453	1,855	59,108	812
Home equity loans and lines of credit	31,474	176	33,661	146
Construction	7,025	47	1,253	0
Consumer and other loans	1	0	0	0

Total	$253,865	$3,888	$161,444	$1,734

Total impaired loans:
Residential non-Home Today	$152,930	$2,004	$108,477	$776
Residential Home Today	132,401	1,952	100,009	812
Home equity loans and lines of credit	48,889	236	58,210	146
Construction	7,241	48	1,253	0
Consumer and other loans	1	0	0	0

Total	$341,462	$4,240	$267,949	$1,734

The amount of interest income on impaired loans recognized using a cash-basis method is $542 for the three months ended June 30, 2011, not materially different for the nine months ended June 30, 2011 and not material for the three and nine months ended June 30, 2010.

Loans identified by management as having significant weaknesses, such that a loss is probable, are separately evaluated for impairment. Specific allowances are established for any impaired individually-evaluated loan for which the recorded investment in the loan exceeds the measured value of the collateral or, alternatively, the present value of expected future cash flows for the loan. The valuation is based on the fair value of the collateral when it is probable that repayment will not come from the borrower but from liquidation of the collateral, including but not limited to foreclosure and repossession. In light of housing market deterioration, the unfavorable delinquency statistics and the current instability in employment and economic prospects, we conducted an expanded loan level evaluation of equity lines of credit which are delinquent 90 days or more and residential real estate loans and equity loans which are delinquent 180 days or more. This expanded loan level evaluation supplements, and is in addition to, traditional evaluation procedures. Previously, these loans were part of large groups of homogenous loans which were collectively evaluated by portfolio for impairment in accordance with U.S. GAAP. Beginning September 30, 2010, equity loans, bridge loans, and loans modified in troubled debt restructurings were included in loans individually evaluated based on the fair value of the collateral at 90 or more days past due. Prior to September 30, 2010, the collateral-based evaluation was performed on these loans at 180 or more days past due.

Loans modified in troubled debt restructurings are separately evaluated for impairment at the time of restructuring and at each subsequent reporting date for as long as they are reported as troubled debt restructurings. The impairment evaluation is based on the present value of expected future cash flows discounted at the effective interest rates of the original loans when the loan is less than 90 days past due. The result of the cash flow analysis is further discounted by a factor representing a potential for default. Valuation allowances are recorded for the excess of the recorded investments over the result of the cash flow analyses. Troubled debt restructurings that are 90 days or more past due are evaluated for impairment based on the fair value of the collateral. The fair value less estimated cost to dispose of the underlying property is compared to the combined basis in the loan to estimate a loss recorded as a specific valuation allowance in the allowance for credit losses. This applies to all mortgage loans and lines of credit. Consumer loans are not considered for restructuring. A loan modified in a troubled debt restructuring is classified as an impaired loan for a minimum of one year. After one year, a loan is no longer included in the balance of impaired loans if the loan was modified to yield a market rate for loans of similar credit risk at the time of restructuring and the loan is not impaired based on the terms of restructuring agreement.

The following table represents the recorded investment prior to modification and immediately after modification for all loans modified during the period. This table does not reflect the end of period recorded investment. The pre-modification outstanding recorded investment may be higher than the post-modification outstanding recorded investment due to borrower funds applied during modification. In contrast, the pre-modification outstanding recorded investment may be lower than the post-modification outstanding recorded investment when past due escrows are added to the unpaid principal balance.

	For the Three Months Ended June 30, 2011			For the Nine Months Ended June 30, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)			(Dollars in thousands)
Residential non-Home Today	30	$5,524	$5,536	113	$19,878	$19,911
Residential Home Today	106	9,951	10,116	235	21,634	21,962
Home equity loans and lines of credit	6	327	318	10	560	551

Total	142	$15,802	$15,970	358	$42,072	$42,424

The following tables set forth the recorded investment in troubled debt restructured loans modified during the period, by the types of concessions granted.

	For the Three Months Ended June 30, 2011
	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Modifications	Total
Residential non-Home Today	$1,745	$597	$615	$1,467	$1,099	$5,523
Residential Home Today	2,932	93	1,424	1,731	3,934	10,114
Home equity loans and lines of credit	84	0	0	167	63	314

Total	$4,761	$690	$2,039	$3,365	$5,096	$15,951

	For the Nine Months Ended June 30, 2011
	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Modifications	Total
Residential non-Home Today	$6,918	$872	$5,158	$2,277	$4,093	$19,318
Residential Home Today	7,603	408	5,240	3,323	5,278	21,852
Home equity loans and lines of credit	84	0	127	167	166	544

Total	$14,605	$1,280	$10,525	$5,767	$9,537	$41,714

The following table provides information on troubled debt restructured loans modified within the last 12 months that defaulted during the period presented.

	For the Three Months Ended June 30, 2011		For the Nine Months Ended June 30, 2011
Troubled Debt Restructurings That Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)		(Dollars in thousands)
Residential non-Home Today	18	$2,800	23	$3,548
Residential Home Today	52	5,681	65	7,020
Home equity loans and lines of credit	3	365	4	409
Construction	0	0	0	0

Total	73	$8,846	92	$10,977

The following tables provide information about the credit quality of residential loan receivables by an internally assigned grade. Balances are net of deferred fees and any applicable LIP.

	Pass	Special Mention	Substandard	Loss	Total
June 30, 2011
Real Estate Loans:
Residential non-Home Today	$6,829,907	$0	$107,526	$20,178	$6,957,611
Residential Home Today	193,121	0	58,805	14,534	266,460
Home equity loans and lines of credit	2,517,901	13,143	28,953	13,656	2,573,653
Construction	41,217	0	4,207	1,469	46,893

Total	$9,582,146	$13,143	$199,491	$49,837	$9,844,617

	Pass	Special Mention	Substandard	Loss	Total
September 30, 2010
Real Estate Loans:
Residential non-Home Today	$5,968,435	$0	$125,105	$14,707	$6,108,247
Residential Home Today	189,426	0	83,044	6,682	279,152
Home equity loans and lines of credit	2,789,966	18,224	39,906	17,840	2,865,936
Construction	46,521	0	6,217	1,717	54,455

Total	$8,994,348	$18,224	$254,272	$40,946	$9,307,790

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

At June 30, 2011 and September 30, 2010, respectively, the recorded investment of impaired loans includes $118,951 and $90,167 of troubled debt restructurings that are individually evaluated for impairment, but have adequately performed under the terms of the restructuring and are classified as pass loans. At June 30, 2011 and September 30, 2010, respectively, there are $26,071 and $44,689 of loans classified substandard and $13,142 and $18,206 of loans classified special mention that are not included in the recorded investment of impaired loans; rather, they are included in loans collectively evaluated for impairment.

The following table provides information about the credit quality of consumer loan receivables by payment activity.

	June 30, 2011	September 30, 2010
Performing	$6,915	$7,198
Nonperforming	1	1

Total	$6,916	$7,199

Consumer loans are internally assigned a grade of performing or nonperforming when they become 90 days or more past due.

5.	DEPOSITS

Deposit account balances are summarized as follows:

	June 30, 2011	September 30, 2010
Negotiable order of withdrawal accounts	$983,958	$967,645
Savings accounts	1,664,812	1,579,065
Certificates of deposit	6,052,184	6,303,585

	8,700,954	8,850,295
Accrued interest	942	1,646

Total deposits	$8,701,896	$8,851,941

6.	INCOME TAXES

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

The components of net periodic benefit cost recognized in the statements of income are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Service cost	$1,085	$995	$3,253	$2,985
Interest cost	838	894	2,806	2,682
Expected return on plan assets	(841)	(725)	(2,524)	(2,176)
Amortization of net loss	205	538	1,081	1,612
Amortization of prior service cost	(16)	(16)	(46)	(46)

Net periodic benefit cost	$1,271	$1,686	$4,570	$5,057

Minimum employer contributions paid during the nine months ended June 30, 2011 were $4,586. Minimum employer contributions expected during the remainder of the fiscal year are $1,175.

8.	EQUITY INCENTIVE PLAN

During the nine months ended June 30, 2011 and 2010, the Company recorded $5,397 and $4,984, respectively, of stock-based compensation expense, comprised of stock option expense of $2,144 and $1,898, respectively, and restricted stock units expense of $3,253 and $3,086, respectively.

At June 30, 2011, 5,005,925 shares were subject to options, with a weighted average exercise price of $11.96 per share and a weighted average grant date fair value of $3.04 per share. Expected future expense related to the 4,515,276 non-vested options outstanding as of June 30, 2011 is $7,609 over a weighted average of 3.4 years. At June 30, 2011, 1,665,400 restricted stock units, with a weighted average grant date fair value of $11.78 per unit are unvested. Expected future compensation expense relating to the 1,711,950 restricted stock units outstanding as of June 30, 2011 is $9,053 over a weighted average period of 4.1 years. Each unit is equivalent to one share of common stock.

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

At June 30, 2011, the Company had commitments to originate loans as follows:

Fixed-rate mortgage loans	$76,063
Adjustable-rate mortgage loans	156,774
Bridge loans	1,462

Total	$234,299

At June 30, 2011, the Company had unfunded commitments outstanding as follows:

Equity lines of credit	$1,506,043
Construction loans	43,106
Private equity investments	13,813

Total	$1,562,962

At June 30, 2011, the unfunded commitment on home equity lines of credit, including commitments for accounts suspended as a result of material default or a decline in equity is $1,766,538.

The Company assumes mortgage guaranty insurance on an excess of loss basis for the mortgage guaranty risks of certain mortgage loans in its own portfolio, including Home Today loans and loans in its servicing portfolio, through reinsurance contracts with two primary mortgage insurance companies. Under these contracts, the Company absorbs mortgage insurance losses in a range of five to seven percentage points in excess of the initial five percentage point loss layer of a given pool of loans, in exchange for a portion of the pool’s mortgage insurance premiums. The first five percent layer of loss must be exceeded before the Company assumes any liability. At June 30, 2011, the maximum losses under the reinsurance contracts were limited to $15,088. The Company has paid $2,202 of losses under these reinsurance contracts and has provided a liability for the remaining estimated losses totaling $4,282 as of June 30, 2011. When evaluating whether or not the reserves provide a reasonable provision for unpaid loss and loss adjustment expenses, it is necessary to project future loss and loss adjustment expense emergence and payments for loan delinquencies occurring through the balance sheet date. The actual future loss and loss adjustment expense may not develop as actuarially projected. They may in fact vary considerably from the projections as mortgage insurance results are influenced by factors such as unemployment, housing market conditions, loan repayment rates, etc. Management believes it has made adequate provision for estimated losses. Based upon notice from our two primary mortgage insurance companies, no new contracts are being added to the Company’s risk exposure. Our insurance partners will retain all new mortgage insurance premiums and all new risk.

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

As permitted under the fair value guidance in U.S. GAAP, the Company elects to measure at fair value mortgage loans classified as held for sale that are subject to pending loan securitization contracts. This election is expected to reduce volatility in earnings related to timing issues on loan securitization contracts.

At June 30, 2011 and September 30, 2010, there were no loans held for sale subject to pending securitization contracts. For the three months ended June 30, 2011 and 2010, net gain(loss) on the sale of loans included ($5) and $909, respectively, and for the nine months ended June 30, 2011 and 2010, net gain on the sale of loans included $0 and $517, respectively, related to changes during the period in the fair value of loans held for sale subject to pending securitization contracts that are fully offset by an equal amount of gains and losses on the derivative securitization contracts. Interest income on mortgage loans held for sale is recorded in interest income on loans. Mortgage loans held for sale not included in securitization contracts are recorded at the lower of cost or fair value. At June 30, 2011 there were no loans held for sale and at September 30, 2010, loans held for sale were reported at cost, $25,027.

Presented below is a discussion of the methods and significant assumptions used by the Company to estimate fair value.

Investment Securities Available for Sale- Investment securities available for sale are recorded at fair value on a recurring basis. At June 30, 2011 and September 30, 2010, respectively, this includes $7,921 and $15,857 of investments in U.S. government agencies including U.S. Treasury notes and sequentially structured, highly liquid collateralized mortgage obligations (“CMOs”) issued by Fannie Mae, Freddie Mac, and Ginnie Mae and $8,743 and $8,762 of secured institutional money market deposits insured by the FDIC up to the current coverage limits, with any excess collateralized by the holding institution. Both are measured using the market approach. The fair values of treasury notes and CMOs represent unadjusted price estimates obtained from third party independent nationally recognized pricing services using pricing models or quoted prices of securities with similar characteristics and are included in Level 2 of the hierarchy. At the time of initial measurement and, subsequently, when changes in methodologies occur, management obtains and reviews documentation of pricing methodologies used by third party pricing services to verify that prices are determined in accordance with fair value guidance in U.S. GAAP and to ensure that assets are properly classified in the fair value hierarchy. Additionally, third party pricing is reviewed on a monthly basis for reasonableness based on the market knowledge and experience of company personnel that interact daily with the markets for these types of securities. The carrying amount of the money market deposit accounts is considered a reasonable estimate of their fair value because they are cash deposits in interest bearing accounts valued at par. These accounts are included in Level 1 of the hierarchy.

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

Loans held for investment that have been restructured in troubled debt restructurings and are performing according to the modified terms of the loan agreement are individually evaluated for impairment using the present value of future cash flows based on the loan’s effective interest rate, which is not a fair value measurement. At June 30, 2011 and September 30, 2010, respectively, this included $138,332 and $122,971 in unpaid principal balances of loans with related allowances for loss of $6,238 and $5,086.

Real Estate Owned – Real estate owned includes real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of acquisition cost or fair value less estimated costs to sell. Fair value is estimated under the market approach using independent third party appraisals. As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions. At June 30, 2011 and September 30, 2010, respectively, there was $10,227 and $9,421 of real estate owned included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis where the acquisition costs exceeded the fair values less estimated costs to sell of these properties. Real estate owned, as reported in the consolidated statements of condition, includes estimated costs to sell of $743 and $514 related to these properties at June 30, 2011 and September 30, 2010, respectively.

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

Land held for development – Land held for development includes real estate surrounding the Company’s main office in Cleveland, Ohio, acquired to preserve and redevelop the community. It is carried at the lower of acquisition cost or fair value less estimated costs to sell or develop and is included in other assets on the Consolidated Statement of Condition. Fair value is estimated under the market approach using values for comparable projects, adjusted by management to reflect current economic and market conditions. At June 30, 2011 and September 30, 2010, respectively, there was $2,544 and $2,467 of land held for development included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis. The acquisition costs of these properties exceeded their fair values less estimated cost to sell or develop by $1,500 at June 30, 2011 and September 30, 2010.

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

Assets carried at fair value on a recurring basis on the Consolidated Statement of Condition at June 30, 2011 and September 30, 2010 are summarized below. There were no liabilities carried at fair value on a recurring basis on the Consolidated Statement of Condition at June 30, 2011 and September 30, 2010.

		Recurring Fair Value Measurements at Reporting Date Using
	June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment securities available for sale:
U.S. government and agency obligations	$1,983	$0	$1,983	$0
REMIC’s	5,938	0	5,938	0
Money market accounts	8,743	8,743	0	0

Total	$16,664	$8,743	$7,921	$0

	September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment securities available for sale:
U.S. government and agency obligations	$7,063	$0	$7,063	$0
REMIC’s	8,794	0	8,794	0
Money market accounts	8,762	8,762	0	0

Total	$24,619	$8,762	$15,857	$0

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

		Nonrecurring Fair Value Measurements at Reporting Date Using
	June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans, net of allowance	$156,331	$0	$0	$156,331
Real estate owned[1]	10,227	0	0	10,227
Land held for development	2,544	0	0	2,544

Total	$169,102	$0	$0	$169,102

	September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans, net of allowance	$177,895	$0	$0	$177,895
Real estate owned[1]	9,421	0	0	9,421
Land held for development	2,467	0	0	2,467
Mortgage loan servicing assets	237	0	0	237

Total	$190,020	$0	$0	$190,020

[1]	Amounts represent fair value measurements of properties before deducting estimated costs to sell.

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

	At June 30, 2011		At September 30, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and due from banks	$33,757	$33,757	$38,804	$38,804
Other interest bearing cash equivalents	243,812	243,812	704,936	704,936
Investment securities:
Available for sale	16,664	16,664	24,619	24,619
Held to maturity	441,691	449,380	646,940	657,076
Mortgage loans held for sale	0	0	25,027	26,109
Loans-net:
Mortgage loans held for investment	9,691,312	9,763,167	9,174,550	9,436,025
Other loans	6,916	7,650	7,199	8,186
Federal Home Loan Bank stock	35,620	35,620	35,620	35,620
Private equity investments	1,764	1,764	2,327	2,327
Accrued interest receivable	35,625	35,625	36,282	36,282
Liabilities:
NOW and passbook accounts	$2,648,770	$2,648,770	$2,546,710	$2,546,710
Certificates of deposit	6,053,126	6,222,179	6,305,231	6,548,319
Borrowed funds	185,129	180,994	70,158	72,829
Borrowers’ advances for taxes and insurance	28,817	28,817	51,401	51,401
Principal, interest and escrow owed on loans serviced	89,430	89,430	284,425	284,425

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

Loans—For mortgage loans held for investment and other loans, fair value is estimated by discounting expected cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining term. Further, in order to appropriately capture and reflect credit exposure, estimated fair value is reduced by the allowance for loan losses.

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

The Company may enter into forward commitments for the sale of mortgage loans principally to protect against the risk of adverse interest rate movements on net income. The Company recognizes the fair value of such contracts when the characteristics of those contracts meet the definition of a derivative. Such derivatives are not designated in a hedging relationship; therefore, gains and losses are recognized immediately in the statement of income. In addition, the Company may enter into commitments to originate loans, which when funded, will be classified as held for sale. Such commitments meet the definition of a derivative and are not designated in a hedging relationship; therefore, gains and losses are recognized immediately in the statement of income. The Company had no derivative instruments at June 30, 2011 or September 30, 2010 and had no derivatives designated as hedging instruments under Accounting Standards Codification (“ASC”) 815, “Derivatives and Hedging,” during the three and nine months ended June 30, 2011 and 2010.

The following table summarizes the effects on income of derivative instruments not designated as hedging instruments.

		Amount of Gain or (Loss) Recognized in Income on Derivative
	Location of Gain or (Loss)	Three Months Ended June 30,		Nine Months Ended June 30,
	Recognized in Income	2011	2010	2011	2010
Interest rate lock commitments	Other income	$0	$(49)	$0	$(9)
Forward commitments for the sale of mortgage loans	Net gain (loss) on the sale of loans	5	(909)	0	(517)

Total		$5	$(958)	$0	$(526)

12.	RECENT ACCOUNTING PRONOUNCEMENTS

Financial Accounting Standards Board (“FASB”) Accounting Standards Update (ASU) 2011-05, “Presentation of Comprehensive Income” eliminates the option to present other comprehensive income (“OCI”) in the statement of shareholders’ equity and provides an entity the option to present the total of comprehensive income, the components of net income, and the components of OCI either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of OCI along with a total for OCI, and a total amount for comprehensive income. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s). The amendments in this update are applied retrospectively and are effective for the Company for the interim and annual periods beginning October 1, 2012, with early adoption permitted. When adopted, the only impact of these amendments on the Company’s consolidated financial statements will be a change in the presentation of OCI.

FASB ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” eliminates unnecessary wording differences between U.S. GAAP and International Financial Reporting Standards, clarifies the intent of existing fair value measurements, and expands disclosure requirements. ASU 2011-04 indicates that the highest and best use and valuation premises in a fair value measurement only apply to nonfinancial assets. In addition, ASU 2011-04 expands qualitative and quantitative fair value disclosures including those related to descriptions of valuation processes used, the sensitivity of fair value to changes in unobservable inputs and the interrelationships between those inputs, and quantitative disclosures about unobservable inputs and assumptions. The amendments in ASU 2011-04 are effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

FASB ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” provides additional guidance to creditors for evaluating whether a modification or restructuring of a receivable is a troubled debt restructuring (“TDR”). It requires creditors to evaluate modifications and restructurings of receivables using a more principles-based approach. Financial reporting implications of being classified as a TDR are that the creditor is required to: consider the receivable impaired when calculating the allowance for credit losses and provide additional disclosures about its troubled debt restructuring activities in accordance with the requirements of ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” as described below. ASU 2011-02 clarifies the existing guidance on whether (1) the creditor has granted a concession and (2) whether the debtor is experiencing financial difficulties, which are the two criteria used to determine whether a modification or restructuring is a TDR. ASU 2011-02 and the TDR disclosures required by ASU 2010-20 have been adopted for the reporting period ending June 30, 2011 and applied retrospectively to October 1, 2010 with no material impact on the Company’s consolidated financial statements.

FASB ASU 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” expands disclosures about the credit quality of financing receivables and the allowance for credit losses, requiring such disclosures be presented on a disaggregated basis, either by portfolio segment, which is defined as the level at which an entity determines its allowance for credit losses, or by class, which is defined on the basis of the initial measurement attribute, the risk characteristics, and the method for monitoring and assessing credit risk. The new guidance requires an entity to present, by portfolio segment, a roll forward of the allowance for credit losses and the recorded investment of the related financing receivables, and significant purchases and sales of financing receivables. Disclosures required by class of financing receivables include nonaccrual status, impaired balances, credit quality indicators, the aging of past dues, the nature and extent of troubled debt restructurings that occurred during the reporting period along with their impact on the allowance for credit losses, and the nature and effect of troubled debt restructurings that occurred during the previous twelve months that defaulted during the period along with their impact on the allowance for credit losses. The new and amended disclosures are included in Note 4. Loans and Allowance for Loan Losses.

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

•

the adoption of implementing regulations by a number of different regulatory bodies under the Dodd-Frank Act, and uncertainty in the exact nature, extent and timing of such regulations and the impact they will have on us, including the impact of coming under the jurisdiction of new federal regulators;

•	changes in our organization, or compensation and benefit plans;

•	the strength or weakness of the real estate markets and of the consumer and commercial credit sectors and its impact on the credit quality of our loans and other assets; and

•	the efficacy of the U.S. Federal government to manage federal debt limits.

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

While recent financial and economic releases have not been as consistently negative, and some positive trends have been highlighted in many current earnings reports, much of the financial services industry remains relatively fragile and susceptible to the consequences of adverse financial conditions. Regionally high unemployment, weak residential real estate values, capital and credit markets that remain at less than robust levels, and a general lack of confidence in the financial service sector of the economy present challenges for us.

Management believes that the following matters are those most critical to our success: (1) controlling our interest rate risk exposure; (2) monitoring and limiting our credit risk; (3) maintaining access to adequate liquidity and alternative funding sources; and (4) monitoring and controlling operating expenses.

Controlling Our Interest Rate Risk Exposure. Although housing and credit issues persist in financial headlines and continue to have a distinctly negative effect on our reported operating results and, as described below, are certainly a matter of significant concern for us, historically our greatest risk has been interest rate risk exposure. When we hold long-term, fixed-rate assets, funded by liabilities with shorter repricing characteristics, we are exposed to potentially adverse impact from rising interest rates. Generally, and particularly over extended periods of time that encompass full economic cycles, interest rates associated with longer term assets have been higher than interest rates associated with shorter term assets. This difference has been an important component of our net interest income and is fundamental to our operations. We manage the risk of holding long-term, fixed-rate mortgage assets by moderating the attractiveness of our loan offerings, thereby controlling the level of additions (new originations) to our portfolio, and by periodically selling long-term, fixed-rate mortgage loans in the secondary market to reduce the amount of those assets held in our portfolio. During the three and nine-month periods ended June 30, 2011, we sold $28.3 million, and $33.6 million, respectively, of long-term, fixed-rate mortgage loans compared to $542.1 million and $942.2 million during the three and nine-month periods ended June 30, 2010, respectively. The low volume of loan sales since September 30, 2010 reflects the impact of changes by Fannie Mae, the Association’s primary loan investor, related to requirements for loans that it accepts and a reduced level of fixed rate loan originations as described below.

Effective July 1, 2010, Fannie Mae promulgated certain loan origination requirement changes affecting loan eligibility that, to date, we have not adopted. In reaching our current decision regarding implementation of the changes necessary to comply with Fannie Mae’s revised requirements, we considered that since 1991, the Association, employing only non-commissioned loan originators and utilizing a centralized underwriting process, has sold loans to Fannie Mae under a series of proprietary variances, or contract waivers, that were negotiated between us and Fannie Mae during the term of our relationship. These proprietary concessions related to certain loan file documentation and quality control procedures that, in our opinion, did not diminish in any way the excellent credit quality of the loans that we delivered to Fannie Mae, but facilitated the efficiency and effectiveness of our operations and the quality and value of the loan products that we were able to offer to our borrowers. The excellent credit quality of the loans that we delivered to Fannie Mae was consistently evidenced by the superior delinquency profile of our portfolio in peer performance comparisons prepared by Fannie Mae throughout the term of our relationship. In response to the tumult of the housing crisis that commenced in 2008, and with the objective of improving the credit profile of its loan portfolio, Fannie Mae has enacted many credit tightening measures, culminating in the effective elimination of proprietary variances and waivers, accompanied by the imposition of additional file documentation requirements and expanded quality control procedures. In addition to substantively changing Fannie Mae’s operating environment, effects of the housing crisis spread throughout the secondary residential mortgage market and resulted in a significantly altered operating framework for all secondary market participants. We believe that this dramatically altered operating framework offers opportunities for business process innovators to create new secondary market solutions especially as such opportunities pertain to high credit quality residential loans similar to those that we have traditionally originated. With the current uncertainty as to how the secondary market might be structured in the future, the Association has concluded that it is premature to incur the costs of the infrastructural changes to our operations (file documentation collection and additive quality control procedures) that would be necessary to fully comply with current Fannie Mae loan eligibility standards. In the near term, the Association expects to monitor secondary market developments and will continue to assess the merits of implementing the changes required to comply with Fannie Mae’s loan eligibility standards.

The Association’s current ability to reduce interest rate risk via our traditional loan sales of newly originated longer-term fixed rate residential loans is limited until the Association either changes its loan origination processes or Fannie Mae, Freddie Mac or other market participants revise their loan eligibility standards. In the absence of such changes, future sales of fixed rate mortgage loans will be predominantly limited to those loans that have established payment histories, strong borrower credit profiles and are supported by adequate collateral values. In that regard, in June 2011, we sold, on a servicing retained basis, $20.3 million of fixed-rate mortgage loans to a private investor. Also, in response to the agencies’ loan eligibility changes, in July 2010 we began marketing an adjustable-rate mortgage loan product that provides us with improved interest rate risk characteristics when compared to a long-term, fixed-rate mortgage. Since its introduction, the “SmartRate” adjustable rate mortgage has offered borrowers an interest rate lower than that of a fixed-rate loan. The rate is locked for three or five years then resets annually after that. It contains a feature to relock the rate an unlimited number of times at our then current rate and fee schedule, for another three or five years (dependent on the original reset period) without having to complete a full refinance transaction. Relock eligibility is subject to satisfactory payment performance history by the borrower. During the nine months ended June 30, 2011 adjustable-rate mortgage loan production increased $927.4 million to $956.1 million from $28.7 million during the nine months ended June 30, 2010. During the same time period, fixed-rate mortgage loan production decreased $368.5 million to $785.3 million from $1.15 billion. The amount of origination and refinancing volumes along with the portion of that activity that pertains to loans that we previously sold (but for which we maintained the right to provide mortgage servicing so as to maintain our relationship with our customer) when coupled with the level of loan sales, if any, determines the balance of loans held on our balance sheet. The amount of adjustable-rate loan activity described above resulted in $1.67 billion of long-term adjustable rate loans in our residential mortgage loan held for investment portfolio at June 30, 2011, as compared to $892.3 million at September 30, 2010 and $597.3 million at June 30, 2010. In addition, fixed-rate mortgage loan activity described above resulted in $5.59 billion of long-term fixed rate loans in our residential mortgage loan held for investment portfolio at June 30, 2011, as compared to $5.53 billion at September 30, 2010 and $5.36 billion at June 30, 2010.

In the past, we have also managed interest rate risk by promoting home equity lines of credit which have a variable interest rate. As described below, this product carries an incremental credit risk component and has been adversely impacted by the housing market downturn. Effective June 28, 2010, we suspended the acceptance of new home equity credit applications with the exception of bridge loans and, in accordance with a reduction plan that was accepted by our primary regulator in December 2010, we actively pursued strategies to decrease the outstanding balance of our home equity lending portfolio as well as our exposure to undrawn home equity lines of credit. During the quarter ended June 30, 2011, we achieved the balance and exposure reduction targets included in the reduction plan. Notwithstanding achievement of the reduction plan target, promotion of this product is not a current strategy used to help manage our interest rate risk profile.

Should a rapid and substantial increase occur in general market interest rates, it is probable that, prospectively and particularly over a multi-year time horizon, the level of our net interest income would be adversely impacted.

Monitoring and Limiting Our Credit Risk. While, historically, we had been successful in limiting our credit risk exposure by generally imposing high credit standards with respect to lending, the confluence of unfavorable regional and macro-economic events since 2008, coupled with our pre-2010 expanded participation in the second lien mortgage lending markets, has significantly refocused our attention with respect to credit risk. In response to the evolving economic landscape, we have continuously revised and updated our quarterly analysis and evaluation procedures, as needed, for each category of our lending with the objective of identifying and recognizing all appropriate credit impairments. At June 30, 2011, more than 90% of our assets consisted of residential real estate loans and home equity loans and lines of credit, the overwhelming majority of which were originated to borrowers in the states of Ohio and Florida. Our analytic procedures and evaluations include specific reviews of all home equity loans and lines of credit that become 90 or more days past due as well as specific reviews of all first mortgage loans that become 180 or more days past due. We also expanded our analysis of current performing home equity lines of credit to better mitigate future risk of loss.

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

Prior to its merger into the Office of the Comptroller of the Currency (“OCC”) on July 21, 2011, the Office of Thrift Supervision (“OTS”) expressed concerns with the risk concentration and other aspects of the Association’s home equity loans and lines of credit portfolio and the administration of that portfolio. Under the terms of an August 13, 2010 memorandum of understanding (the “MOU”) between the Association and the OTS, management prepared, or obtained, and submitted to the OTS: (1) a third party report on our home equity lending portfolio; (2) a home equity lending reduction plan (the “Reduction Plan”); (3) enhanced home equity lending and credit risk management policies and procedures; and (4) an updated business plan. On December 27, 2010, notice was received from the OTS that it did not object to the Reduction Plan. The Reduction Plan spans the period from June 30, 2010 through December 31, 2011. As of June 30, 2011, the Reduction Plan targets (a $1 billion reduction in home equity lending commitments, including a $300 million reduction in outstanding balances) had been met and exceeded as home equity lending commitments had been reduced by $1.05 billion, including $335.7 million in outstanding balances. Other elements of the Reduction Plan include: a $150 million capital infusion from the Company to the Association, which was completed in October, 2010: and implementation of expanded line management, account management and collection processes regarding home equity lending. These process changes continue to be implemented and are in various stages of completion. Further, the ratio of the Association’s home equity loans and lines of credit portfolio and open commitments relative to Tier 1 Capital, plus the allowance for loan losses, was reduced to 256% at June 30, 2011 from 350% at September 30, 2010. The December 31, 2011 targeted ratio as contained in the Reduction Plan is 261%.

Effective February 7, 2011, the MOU was terminated and replaced by new memorandums of understanding (the “New MOU”) covering the Association, Third Federal Savings, MHC and the Company. The New MOU addressed the ongoing monitoring of issues raised in the original MOU. In addition, the New MOU required, at various dates through June 30, 2011, the following actions, all of which we have performed: (1) an independent assessment of the Association’s interest rate risk management policy and a plan to address any deficiencies (the assessment was submitted to the OTS on February 14, 2011); (2) an independent review of management compensation (the review was submitted to the OTS on June 30, 2011); (3) the submittal of an independent enterprise risk management study and a plan to address any deficiencies (the study and plan to address deficiencies was submitted to the OTS on February 11, 2011); (4) the submittal for OTS non-objection 45 days in advance of any plans for new debt, dividends or stock repurchases; (5) formal management and director succession plans (these plans were submitted to the OTS on March 30, 2011 and April 29, 2011, respectively); and (6) revisions to various operational policies (each of which has been completed). In a self-initiated effort, and prior to receipt of the New MOU, in September 2010, we engaged a third party to conduct an independent assessment of our interest rate risk management policy and our enterprise risk management approach. As indicated above, just days after receipt of the New MOU, the assessments were submitted to the OTS. As a result of the assessments, we are installing a new interest rate risk model to provide more customized analysis and we have established new board and management level committees to govern and oversee risk management and compliance. As indicated above, we believe that to date, we have complied with all of the stipulations of the MOU and New MOU. The requirements of the MOU and New MOU carry costs to complete which will continue to increase our non-interest expense in amounts that are not expected to, but may, be material to our results of operations. The Company does not intend to declare or pay a cash dividend, or to repurchase any of its outstanding common stock until the concerns of our regulators are resolved. The requirements of the New MOU will remain in effect until our primary regulator decides to terminate, suspend or modify them.

One aspect of our credit risk concern relates to the high percentage of our loans that are secured by residential real estate in the states of Ohio and Florida, particularly in light of the highly publicized difficulties that have arisen with respect to the real estate markets in those states. At June 30, 2011, approximately 80.3% and 17.7% of our residential, non-Home Today and construction loans were secured by properties in Ohio and Florida, respectively. Our 30 or more days delinquency ratios on those loans in Ohio and Florida at June 30, 2011 were 1.6% and 5.1%, respectively. Our 30 or more days delinquency ratio for the non-Home Today portfolio as a whole was 2.1%. Also, at June 30, 2011, approximately 39.5% and 28.5% of our home equity loans and lines of credit were secured by properties in Ohio and Florida, respectively. Our 30 days or more delinquency ratios on those loans in Ohio and Florida at June 30, 2011 were 1.6% and 3.1%, respectively. Our 30 or more days delinquency ratio for the home equity loans and lines of credit portfolio as a whole was 2.2%. While we focus our attention on, and are concerned with respect to the resolution of all loan delinquencies, as these ratios illustrate, our highest concern is centered on loans that are secured by properties in Florida. The “Allowance for Loan Losses” portion of the Critical Accounting Policies section provides additional details regarding our loan portfolio composition, delinquency statistics, our methodology in evaluating our loan loss provisions and the adequacy of our allowance for loan losses. As long as unemployment levels remain high, particularly in Ohio and Florida, and Florida housing values remain depressed due to prior overbuilding and speculation which has resulted in considerable inventory on the market, we expect that we will continue to experience elevated levels of delinquencies and risk of loss.

Our residential Home Today loans are another area of credit risk concern. Although the recorded investment in these loans totals $266.5 million at June 30, 2011 and constitutes only 2.7% of our total loan portfolio balance, these loans comprise 27.7% and 27.8% of our 90 days or greater delinquencies and our total delinquencies, respectively. At June 30, 2011, approximately 95.8% and 4.0% of our residential, Home Today loans were secured by properties in Ohio and Florida, respectively. At June 30, 2011, the percentages of those loans delinquent 30 days or more in Ohio and Florida were 30.0% and 35.5%, respectively. The disparity between the portfolio composition ratio and delinquency composition ratio reflects the nature of the Home Today loans. Prior to March 27, 2009 these loans were made to customers who, generally because of poor credit scores, would not have otherwise qualified for our loan products. We do not offer, and have not offered, loan products frequently considered to be designed to target sub-prime borrowers containing features such as higher fees or higher rates, negative amortization, or low initial payment features with adjustable interest rates. Our Home Today loan products, which prior to March 27, 2009 were made to borrowers whose credit profiles might be described as sub-prime, generally contain the same features as loans offered to our non-Home Today borrowers. The overriding objective of our Home Today lending, just as it is with our non-Home Today lending, is to create successful homeowners. We have attempted to manage our Home

Today credit risk by requiring that borrowers attend pre- and post-borrowing financial management education and counseling and that the borrowers be referred to us by a sponsoring organization with which we have partnered. Further, to manage the credit aspect of these loans, inasmuch as the majority of these buyers do not have sufficient funds for required downpayments, many loans include private mortgage insurance. At June 30, 2011, 53.9% of Home Today loans included private mortgage insurance coverage. From a peak recorded investment of $306.6 million at December 31, 2007, the total recorded investment balance of the Home Today portfolio has declined to $266.5 million at June 30, 2011. This trend generally reflects the evolving conditions in the mortgage real estate market and the tightening of standards imposed by issuers of private mortgage insurance. As part of our effort to manage credit risk, effective March 27, 2009, the Home Today underwriting guidelines were revised to be substantially the same as our traditional mortgage product. Inasmuch as most potential Home Today customers do not have sufficient funds for required downpayments, the lack of available private mortgage insurance restricts our ability to extend credit. Unless and until lending standards and private mortgage insurance requirements loosen, we expect the Home Today portfolio to continue to decline in balance.

Maintaining Access to Adequate Liquidity and Alternative Funding Sources. For most insured depositories, customer and community confidence are critical to their ability to maintain access to adequate liquidity and to conduct business in an orderly fashion. The Company believes that maintaining high levels of capital is one of the most important factors in nurturing customer and community confidence. Accordingly, we have managed the pace of our growth in a manner that reflects our emphasis on high capital levels. At June 30, 2011, the Association’s ratio of core capital to adjusted tangible assets (a basic industry measure of which 5.00% is deemed to represent a “well capitalized” status) was 13.82%. We expect to continue to maintain high capital ratios.

In managing its level of liquidity, the Company monitors available funding sources, which include attracting new deposits, borrowing from others, the conversion of assets to cash and the generation of funds through profitable operations. The Company has traditionally relied on retail deposits as its primary means in meeting its funding needs. At June 30, 2011, deposits totaled $8.70 billion, while borrowings totaled $185.1 million and borrowers’ advances and servicing escrows totaled $118.2 million, combined. In evaluating funding sources, we consider many factors, including cost, duration, current availability, expected sustainability, impact on operations and capital levels.

To attract deposits, we offer our customers attractive rates of return on our deposit products. Our deposit products typically offer rates that are highly competitive with the rates on similar products offered by other financial institutions. We intend to continue this practice.

We preserve the availability of alternative funding sources through various mechanisms. First, by maintaining high capital levels, we retain the flexibility to increase our balance sheet size without jeopardizing our capital adequacy. Effectively, this permits us to increase the rates that we offer on our deposit products thereby attracting more potential customers. Second, we pledge available real estate mortgage loans and investment securities with the Federal Home Loan Bank of Cincinnati (“FHLB”) and the Federal Reserve Bank of Cleveland (“Federal Reserve”). At June 30, 2011, these collateral pledge support arrangements provide for additional borrowing capacity of up to $1.62 billion with the FHLB (provided an additional investment in FHLB capital stock of up to $32.4 million is made) and up to $311.5 million at the Federal Reserve. Third, we invest in high quality marketable securities that exhibit limited market price variability, and to the extent that they are not needed as collateral for borrowings, can be immediately and efficiently sold in the institutional market and converted to cash. At June 30, 2011, our investment securities portfolio totaled $458.4 million. Finally, cash flows from operating activities have been a regular source of funds. During the nine months ended June 30, 2011 and 2010, cash flows from operations totaled $156.8 million and $(1.5) million, respectively. Cash flow from operations in the nine months ended June 30, 2010 was adversely affected by the $51.9 million prepayment of Federal Deposit Insurance Corporation (“FDIC”) deposit insurance assessments (which has a remaining balance of $27.5 million at June 30, 2011).

Overall, while customer and community confidence can never be assured, the Company believes that our liquidity is adequate and that we have adequate access to alternative funding sources.

Monitoring and Controlling Operating Expenses. We continue to focus on managing operating expenses. Our annualized ratio of non-interest expense to average assets was 1.54% for the nine months ended June 30, 2011 and 1.49% for the nine months ended June 30, 2010. As of June 30, 2011, our average assets per full-time employee, and our average deposits per full-time employee were $11.3 million and $9.0 million, respectively. Based on industry statistics published by the OTS, we believe that each of these measures compares favorably with the averages for our peer group. Our average deposits held at our branch offices ($223.1 million per branch office as of June 30, 2011) contribute to our expense management efforts by limiting the overhead costs of serving our deposit customers. We will continue our efforts to control operating expenses as we grow our business.

While we devote a great deal of our attention to managing our operating expenses, certain costs are largely outside of our sphere of influence or control. One expense that increased dramatically beginning in fiscal 2009 is our FDIC deposit insurance premiums and assessments. In November 2009, the FDIC amended its assessment regulations to require insured institutions to pay, on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of calendar 2009 and to also prepay their estimated risk-based assessments for all of the calendar years 2010, 2011 and 2012. Our required $51.9 million prepayment was determined based upon our assessment rate in effect on September 30, 2009 and reflected a presumed 5% annualized growth factor applied to the institution’s assessment base as well as an assumed assessment rate increase of three cents per $100 of deposits effective January 1, 2011. In recognition of the industry’s weakened condition and the significant losses experienced by the FDIC, the prepayment was intended to preclude additional special assessments for the foreseeable future; however, the prepayment does not necessarily preclude the FDIC from changing assessment rates or from revising the risk-based assessment system, pursuant to the existing notice-and-comment rulemaking framework. Effective April 1, 2011, as mandated by the Dodd-Frank Act, the FDIC adopted significant changes to its assessment methodology used to determine the amount of deposit insurance paid by insured institutions. In addition to re-orienting the basis for determining assessment amounts from deposit balances to the balances of total liabilities (which generally subjects borrowings and other non-deposit, non-equity liabilities to the deposit insurance assessment factor), the Dodd-Frank Act also establishes a separate, risk-focused deposit insurance framework for large institutions, defined as those with total assets exceeding $10 billion. The large institution assessment framework is extremely complex and contains numerous definitional and instructional nuances that will, by necessity, require interpretive guidance from the FDIC as to their application. As a result of these changes, along with a one-time, $0.7 million benefit that resulted from the revised reporting of assessable balances since April 1, 2009, the Association’s deposit insurance assessments declined appreciably during the quarter ended June 30, 2011.

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

Allowance for Loan Losses. We provide for loan losses based on the allowance method. Accordingly, all loan losses are charged to the related allowance and all recoveries are credited to it. Additions to the allowance for loan losses are provided by charges to income based on various factors which, in our judgment, deserve current recognition in estimating probable losses. We regularly review the loan portfolio and make provisions for loan losses in order to maintain the allowance for loan losses in accordance with U.S. GAAP. The allowance for loan losses consists of three components:

(1)	specific allowances established for any impaired loans for which the recorded investment in the loan exceeds the measured value of the collateral or, alternatively, the present value of expected future cash flows for the loan (“SVA”);

(2)	general allowances for loan losses for each loan type based on historical loan loss experience (“GVA”); and

(3)	adjustments, which we describe as a market valuation adjustment (“MVA”), to historical loss experience (general allowances), maintained to cover uncertainties that affect our estimate of probable losses for each loan type.

The adjustments to historical loss experience are based on our evaluation of several factors, including:

•	delinquency statistics (both current and historical) and the factors behind delinquency trends;

•	the status of loans in foreclosure, real estate in judgment and real estate owned;

•	the composition of the loan portfolio;

•	national, regional and local economic factors and trends;

•	asset disposition loss statistics (both current and historical);

•	the current status of all assets classified during the immediately preceding meeting of our management Asset Classification Committee; and

•	the industry.

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

As described above, loans originated under the Home Today program have greater credit risk than traditional residential real estate mortgage loans. At June 30, 2011, we had a recorded investment of $266.5 million in loans that were originated under our Home Today program, 30.2% of which were delinquent 30 days or more in repayments, compared to 2.1% in our portfolio of residential non-Home Today loans as of that date.

Equity loans and equity lines of credit generally have higher credit risk than traditional residential mortgage loans. These loans and lines are usually in a second lien position and when combined with the first mortgage, result in generally higher overall loan-to-value ratios. In a stressed housing market with high delinquencies and low housing prices, such as currently exists, these higher loan-to-value ratios represent a greater risk of loss to the Company. A borrower with more equity in the property has a vested interest in keeping the loan current compared to a borrower with little or no equity in the property. In light of the weak housing market, the current level of delinquencies and the current instability in employment and economic prospects, we currently conduct an expanded loan level evaluation of our equity loans and lines of credit, including bridge loans, which are delinquent 90 days or more. This expanded evaluation supplements, and is in addition to, our traditional evaluation procedures. As delinquencies in our portfolios are resolved, we are realizing an increase in net charge-offs related to equity lines of credit which are being applied against the allowance for loan loss. At June 30, 2011, we had a recorded investment of $2.57 billion in equity loans and equity lines of credit outstanding, 1.5% of which were delinquent 90 days or more in repayments. Net charge-offs in this portfolio for the nine months ended June 30, 2011 and 2010 were $40.4 million and $35.0 million, respectively.

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

	June 30, 2011		September 30, 2010		June 30, 2010
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential non-Home Today
Ohio	$5,595,578		$4,843,804		$4,408,897
Florida	1,255,462		1,168,701		1,127,488
Other	137,045		125,949		112,113

Total Residential non-Home Today	6,988,085	70.5%	6,138,454	65.4%	5,648,498	63.2%

Residential Home Today
Ohio	256,444		268,983		271,471
Florida	10,845		10,940		10,962
Other	338		610		720

Total Residential Home Today	267,627	2.7	280,533	3.0	283,153	3.2

Home equity loans and lines of credit (1)
Ohio	1,010,817		1,145,819		1,159,470
Florida	729,482		797,658		808,676
California	301,280		324,778		332,223
Other	518,685		580,435		595,508

Total Home equity loans and lines of credit	2,560,264	25.8	2,848,690	30.4	2,895,877	32.4

Construction	90,767	0.9	100,404	1.1	100,919	1.1
Consumer and other Loans	6,916	0.1	7,199	0.1	7,252	0.1

Total loans receivable	9,913,659	100.0%	9,375,280	100.0%	8,935,699	100.0%

Deferred loan fees, net	(19,020)		(15,283)		(12,835)
Loans in process	(43,106)		(45,008)		(45,259)
Allowance for loan losses	(153,305)		(133,240)		(118,414)

Total loans receivable, net	$9,698,228		$9,181,749		8,759,191

(1)	Includes bridge loans (loans where borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).

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

	At June 30, 2011			At September 30, 2010			At June 30, 2010
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential non-Home
Today	$49,795	32.4%	70.5%	$41,246	31.0%	65.4%	$31,685	26.8%	63.2%
Residential Home
Today	27,281	17.8	2.7	13,331	10.0	3.0	10,152	8.6	3.2
Home equity loans and lines of credit (1)	71,854	46.9	25.8	73,780	55.4	30.4	69,316	58.5	32.4
Construction	4,374	2.9	0.9	4,882	3.6	1.1	7,260	6.1	1.1
Other loans	1	0.0	0.1	1	0.0	0.1	1	0.0	0.1

Total allowance	$153,305	100.0%	100.0%	$133,240	100.0%	100.0%	$118,414	100.0%	100.0%

(1)	Includes bridge loans (loans where borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).

Our analysis for evaluating the adequacy of and the appropriateness of our loan loss provision and allowance for loan losses is continually refined as new information becomes available and actual loss experience is acquired. During the last few years, numerous modifications to our procedures have been made. Beginning on September 30, 2009, the qualitative MVA was formally added to our procedures to provide consideration of factors that may not be directly derived from historical portfolio performance. Orientation of the MVA is aligned more closely with contemporaneous qualitative factors, as opposed to the more historically-oriented loss experience factors used in the general valuation allowance. The MVA ensures that the provision for loan losses recognized in our income statement, as well as the balance of the allowance for loan losses carried on our balance sheet, remain consistent with not only our experience, but also with our expectations, which are influenced by the then-current status of the economy and housing markets and how those conditions may impact the performance of loans held on our balance sheet on the reporting date.

Based on our evaluation in the current nine-month period the total allowance for loan losses increased $20.1 million to $153.3 million at June 30, 2011 from $133.2 million at September 30, 2010. Also, based on our analysis, during the same nine-month period a greater portion of the allowance for loan losses was allocated to our residential non-Home Today portfolio due to the growth in its relative size, even though delinquencies in that category decreased $3.6 million. While delinquent loans in our Home Today portfolio decreased $16.3 million to $80.3 million in the current nine-month period, our analysis determined that, reflective of loss probability and estimated loss severity, the portion of the allowance allocated to the Home Today portfolio needed to increase by 7.8%. The percent of the total allowance for loan losses allocated to the home equity loans and lines of credit portfolio decreased 8.5%, to 46.9% in the current nine-month period due to the lower balance in the portfolio. In addition, the amount allocated as a percent of the home equity loans and lines of credit portfolio increased 0.22% in the nine-month period to 2.79%, from 2.57%. Additional discussion of non-performing loans as well as charge-offs appears later in this section.

As more delinquent loans have become subject to individual evaluation, the portion of the allowance for loan losses identified as specific reserves has increased and, as a result, the portion of the allowance for loan losses identified as general loss reserve applicable to loans not evaluated for specific reserves has decreased. Adjustments to the historical loss experience factors have been made in response to the weak real estate market, unemployment concerns in the Ohio market, an excess of available housing units in the Florida market, and uncertainties surrounding the future performance of restructured loans, and, as a result, the total loss allowance increased between September 30, 2010 and June 30, 2011.

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	As of and for the		As of and for the
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Allowance balance (beginning of the period)	$150,747	$104,305	$133,240	$95,248
Charge-offs:
Real estate loans:
Residential non-Home Today
Ohio	2,539	1,200	6,990	3,386
Florida	2,528	2,365	6,037	4,649
Kentucky	0	0	0	72

Total Residential non-Home Today	5,067	3,565	13,027	8,107

Residential Home Today
Ohio	2,239	836	5,586	3,158
Florida	0	0	0	104

Total Residential Home Today	2,239	836	5,586	3,262

Home equity loans and lines of credit (1)
Ohio	2,405	2,024	6,425	5,240
Florida	8,505	8,599	26,648	23,832
California	934	418	4,012	3,428
Other	1,126	1,029	4,658	3,630

Total Home equity loans and lines of credit	12,970	12,070	41,743	36,130

Construction	308	406	791	1,858
Consumer and other loans	0	0	0	0

Total charge-offs	20,584	16,877	61,147	49,357

Recoveries:
Real estate loans:
Residential non-Home Today	131	189	295	384
Residential Home Today	25	0	85	23
Home equity loans and lines of credit (1)	484	787	1,297	1,105
Construction	2	10	35	11
Consumer and other loans	0	0	0	0

Total recoveries	642	986	1,712	1,523

Net charge-offs	(19,942)	(15,891)	(59,435)	(47,834)
Provision for loan losses	22,500	30,000	79,500	71,000

Allowance balance (end of the period)	$153,305	$118,414	$153,305	$118,414

Ratios:
Net charge-offs (annualized) to average loans outstanding	0.81%	0.68%	0.81%	0.68%
Allowance for loan losses to non-performing loans at end of the period	69.29%	45.56%	69.29%	45.56%
Allowance for loan losses to the total recorded investment in loans at end of the period	1.56%	1.33%	1.56%	1.33%

(1)	Includes bridge loans (loans where borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).

The level of charge-offs in the equity loan and lines of credit category is not unexpected. The amount of loans delinquent 90 days or over (seriously delinquent) remains at an elevated level, although the balance of $38.0 million at June 30, 2011 represents a reduction of $16.0 million from September 30, 2010 and $19.4 million from June 30, 2010. In light of the weak housing market and the instability in the employment and economic prospects in our primary lending markets, we conduct expanded loan level reviews of equity lines of credit. As these delinquencies have been resolved through pay-off, short sale or foreclosure, or management determines the collateral is not sufficient to satisfy the loan, uncollected balances have been charged against the allowance for loan losses previously provided. For the three months ended June 30, 2011, $12.5 million in net charge-offs for equity loans and lines of credit have been recorded compared to $11.3 million for the three months ended June 30, 2010. Net charge-offs in our Residential non-Home Today portfolio increased $1.5 million, or 44%, to $4.9 million in the current three-month period compared to $3.4 million in the three-month period ended June 30, 2010. We continue to evaluate loans becoming delinquent for potential losses and record provisions for our estimate of those losses. We expect this higher level of charge-offs to continue as the delinquent loans are resolved in the future and uncollected balances are charged against the allowance.

As previously disclosed, on July 21, 2011, the Association’s primary regulator, the OTS, was merged into the OCC at which time supervision of the Association transferred to the OCC. Traditionally, instead of establishing specific valuation allowances (SVAs), many OCC-regulated institutions have either charged-off, or charged-down, loan impairments, particularly with respect to residential mortgage loan portfolios like ours. As a result, many OCC-regulated institutions do not report significant amounts of SVAs associated with residential mortgage loan portfolios. If the Association’s treatment of loan impairments were to be reset to conform to the methodology of many OCC-regulated institutions and previously established SVAs were charged-off, the provision for loan losses reported in the Consolidated Statements of Income (Loss) would be unchanged. However, in the period of change, reported loan charge-offs would increase and the balance of the allowance for loan losses would decrease by the amount of the previously established SVAs that was charged-off. Additionally, reported balances of delinquent/nonperforming loans would decrease by that same amount.

The following tables set forth the number and recorded investment in loan delinquencies by type, segregated by geographic location and severity of delinquency at the dates indicated. Construction loans are on properties located in Ohio and the balances of consumer and other loans are immaterial, therefore neither was segregated.

	Loans Delinquent for
	30-89 Days		90 Days or Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At June 30, 2011
Real estate loans:
Residential non-Home Today
Ohio	199	$21,869	525	$61,737	724	$83,606
Florida	41	8,221	265	55,534	306	63,755
Kentucky	3	519	5	754	8	1,273

Total Residential non-Home Today	243	30,609	795	118,025	1,038	148,634

Residential Home Today
Ohio	204	17,765	652	58,751	856	76,516
Florida	12	1,220	27	2,613	39	3,833

Total Residential Home Today	216	18,985	679	61,364	895	80,349

Home equity loans and lines of credit (1)
Ohio	192	5,583	244	11,165	436	16,748
Florida	87	7,550	140	15,181	227	22,731
California	18	1,937	25	3,046	43	4,983
Other	39	2,357	89	8,596	128	10,953

Total Home equity loans and lines of credit	336	17,427	498	37,988	834	55,415

Construction	4	744	21	3,886	25	4,630
Other loans	0	0	2	1	2	1

Total	799	$67,765	1,995	$221,264	2,794	$289,029

	Loans Delinquent for
	30-89 Days		90 Days or Over		Total
	Number	Amount	Number	Amount	Number	Amount
			(Dollars in thousands)
At September 30, 2010
Real estate loans:
Residential non-Home Today
Ohio	215	$21,182	582	$68,845	797	$90,027
Florida	42	8,597	244	51,765	286	60,362
Kentucky	5	902	4	991	9	1,893

Total Residential non-Home Today	262	30,681	830	121,601	1,092	152,282

Residential Home Today
Ohio	230	20,879	807	72,265	1,037	93,144
Florida	9	927	26	2,566	35	3,493

Total Residential Home Today	239	21,806	833	74,831	1,072	96,637

Home equity loans and lines of credit (1)
Ohio	223	6,830	354	16,255	577	23,085
Florida	118	9,979	233	23,277	351	33,256
California	16	1,401	27	3,584	43	4,985
Other	49	3,167	111	10,832	160	13,999

Total Home equity loans and lines of credit	406	21,377	725	53,948	1,131	75,325

Construction	2	558	31	3,980	33	4,538
Consumer and other loans	0	0	2	1	2	1

Total	909	$74,422	2,421	$254,361	3,330	$328,783

	Loans Delinquent for
	30-89 Days		90 Days or Over		Total
	Number	Amount	Number	Amount	Number	Amount
			(Dollars in thousands)
At June 30, 2010
Real estate loans:
Residential non-Home Today
Ohio	192	$21,257	603	$66,532	795	$87,789
Florida	35	7,666	232	50,346	267	58,012
Kentucky	2	293	5	1,122	7	1,415

Total Residential non-Home Today	229	29,216	840	118,000	1,069	147,216

Residential Home Today
Ohio	235	20,823	838	75,907	1,073	96,730
Florida	5	489	26	2,621	31	3,110

Total Residential Home Today	240	21,312	864	78,528	1,104	99,840

Home equity loans and lines of credit (1)
Ohio	293	9,345	368	17,262	661	26,607
Florida	136	10,184	236	24,539	372	34,723
California	27	2,801	38	4,400	65	7,201
Other	52	4,137	122	11,212	174	15,349

Total Home equity loans and lines of credit	508	26,467	764	57,413	1,272	83,880

Construction	2	303	40	5,969	42	6,272
Other loans	0	0	2	1	2	1

Total	979	$77,298	2,510	$259,911	3,489	$337,209

Includes bridge loans (loans where borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).

Loans delinquent 90 days or over decreased 13.0% to $221.3 million at June 30, 2011, from $254.4 million at September 30, 2010 and decreased 14.9% from $259.9 million at June 30, 2010. Loans delinquent 30 to 89 days decreased $6.6 million, or 8.9%, to $67.8 million from $74.4 million at September 30, 2010 and decreased $9.5 million, or 12.3%, from $77.3 million at June 30, 2010. The inability of borrowers to repay their loans is primarily a result of high unemployment and uncertain economic prospects in our primary lending markets. Inasmuch as job losses and unemployment levels both remain at high levels, we expect some borrowers who are current on their loans at June 30, 2011 to experience payment problems in the future. The excess number of housing units available for sale in the market today also may limit a borrowers’ ability to sell a home he or she can no longer afford. In Florida, housing values continue to remain depressed due to prior rapid building and speculation, which has resulted in considerable inventory on the market and may limit a borrower’s ability to sell a home. As a result, we expect the overall level of loans delinquent 90 days or over will remain at elevated levels in the future.

The following table sets forth the recorded investments and categories of our non-performing assets and troubled debt restructurings at the dates indicated.

	June 30,	September 30,	June 30,
	2011	2010	2010
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
Residential non-Home Today	$126,149	$135,109	$129,599
Residential Home Today	71,739	91,985	96,208
Home equity loans and lines of credit (1)	38,288	54,481	58,052
Construction	3,886	4,994	5,969
Consumer and other loans	1	1	2

Total non-accrual loans (2)(3)	240,063	286,570	289,830

Real estate owned	20,126	15,912	14,373
Other non-performing assets	0	0	0

Total non-performing assets	$260,189	$302,482	$304,203

Troubled debt restructurings: (not included in non-accrual loans above)
Real estate loans:
Residential non-Home Today	$50,363	$39,167	$32,698
Residential Home Today	65,314	47,601	36,885
Home equity loans and lines of credit (1)	2,348	3,430	3,585
Construction	926	0	1,814
Consumer and other loans	0	0	0

Total	$118,951	$90,198	$74,982

Ratios:
Total non-accrual loans to total loans	2.44%	3.08%	3.26%
Total non-accrual loans to total assets	2.21%	2.59%	2.65%
Total non-performing assets to total assets	2.39%	2.73%	2.78%

(1)	Includes bridge loans (loans where borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).
(2)	At June 30, 2011, September 30, 2010 and June 30, 2010 includes $18.8 million, $32.4 million and $29.9 million, respectively, in troubled debt restructurings which are current but included with non-accrual loans for a minimum period of six months from the restructuring date due to their non-accrual status prior to restructuring.
(3)	Includes $23.3 million, $12.3 million and $7.1 million in troubled debt restructurings that are 90 days or more past due at June 30, 2011, September 30, 2010, and June 30, 2010, respectively.

At June 30, 2011, September 30, 2010 and June 30, 2010, respectively, the recorded investment of impaired loans includes $128.2 million, $98.8 million and $81.1 million of accruing loans of which $118.9 million, $90.2 million and $75.0 million are troubled debt restructurings and $9.3 million, $8.6 million and $6.1 million of loans that are returned to accrual status when contractual payments are less than 90 days past due and continue to be individually evaluated for impairment until contractual payments are less than 30 days past due. At June 30, 2011, September 30, 2010 and June 30, 2010, respectively, the recorded investment of non-accrual loans includes $26.1 million, $44.7 million, $53.7 million that are not included in the recorded investment of impaired loans because they are included in loans collectively evaluated for impairment.

In response to the economic challenges facing many borrowers, the level of loan modifications has increased; resulting in $160.8 million of total (accrual and non-accrual) troubled debt restructurings recorded at June 30, 2011, a $26.1 million increase from September 30, 2010 and a $50.7 million increase from June 30, 2010. Of the $160.8 million of troubled debt restructurings recorded at June 30, 2011, $67.2 million is in the residential, non-Home Today portfolio and $89.3 million is in the Home Today portfolio.

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

The following table sets forth the recorded investment in accrual and non-accrual troubled debt restructured loans, by the types of concessions granted as of June 30, 2011.

	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Modifications	Total
	(Dollars in thousands)
Accrual
Residential non-Home Today	$15,783	$2,680	$13,184	$10,476	$8,240	$50,363
Residential Home Today	19,083	192	9,538	30,044	6,457	65,314
Home equity loans and lines of credit	0	1,320	702	222	104	2,348
Construction	0	926	0	0	0	926

Total	$34,866	$5,118	$23,424	$40,742	$14,801	$118,951

Non-Accrual, Performing
Residential non-Home Today	$1,960	$0	$3,724	$2,441	$0	$8,125
Residential Home Today	5,406	110	4,291	350	217	10,374
Home equity loans and lines of credit	91	0	40	102	67	300
Construction	0	0	0	0	0	0

Total	$7,457	$110	$8,055	$2,893	$284	$18,799

Non-Accrual, Non-Performing
Residential non-Home Today	$2,592	$1,594	$1,814	1,373	$1,323	$8,696
Residential Home Today	4,492	703	6,112	2,182	$132	13,621
Home equity loans and lines of credit	0	612	164	0	0	776
Construction	0	0	0	0	0	0

Total	$7,084	$2,909	$8,090	$3,555	$1,455	$23,093

Total Troubled Debt Restructurings
Residential non-Home Today	$20,335	$4,274	$18,722	$14,290	$9,563	$67,184
Residential Home Today	28,981	1,005	19,941	32,576	6,806	89,309
Home equity loans and lines of credit	91	1,932	906	324	171	3,424
Construction	0	926	0	0	0	926

Total	$49,407	$8,137	$39,569	$47,190	$16,540	$160,843

Forty-five percent of loans modified through our restructuring program are for borrowers who are current on their loans who request a modification due to a recent or impending event that has caused or will cause a temporary financial strain and who receive concessions that would otherwise not be considered.

Our experience with troubled debt restructurings during the last 34 months is comprised of 1,048 loans ($111.6 million) which have been subject to restructuring terms for at least one year. While we believe that it may not necessarily be appropriate to draw definitive conclusions with respect to the effectiveness of any individual concession type, we believe that the overall performance of loans modified through the restructuring program has shown that it can be an effective tool for procuring repayment of some loans in default or otherwise headed for default. With that qualification in mind, our experience has been that the following loans are performing successfully after one year or more under the terms of the restructuring: 185 of 238 loans granted a rate reduction, 79 of 95 loans granted a payment extension, 138 of 205 loans granted a forbearance or other action, 349 of 385 loans granted multiple concessions and 116 of 125 loans modified more than once over their lifetime.

On June 30, 2011 the unpaid principal balance of our home equity loans and lines of credit portfolio consisted of $212.6 million in home equity loans (which includes $122.1 million of home equity lines of credit which are in the amortization period and no longer eligible to be drawn upon), $5.9 million in bridge loans and $2.34 billion in home equity lines of credit. The following table sets forth credit exposure, principal balance, percent delinquent 90 days or more, the mean combined loan-to-value (“CLTV”) percent at the time of origination and the current mean CLTV percent of our home equity loans, home equity lines of credit and bridge loan portfolio as of June 30, 2011. Home equity lines of credit in the draw period are by geographic distribution:

	Credit Exposure	Principal Balance	Percent Delinquent 90 Days or More	Mean CLTV Percent at Origination (2)	Current Mean CLTV Percent (3)
	(Dollars in thousands)
Home equity lines of credit in draw period (by state)
Ohio	$1,752,649	$904,658	0.69%	62%	74%
Florida	994,894	714,091	1.93%	63%	101%
California	385,627	280,083	0.60%	68%	85%
Other (1)	714,606	442,900	0.67%	64%	73%

Total home equity lines of credit in draw period	3,847,776	2,341,732	1.05%	63%	80%
Home equity lines in repayment, home equity loans and bridge loans	218,532	218,532	6.01%	66%	71%

Total	$4,066,308	$2,560,264	1.48%	63%	79%

(1)	No individual state has a credit exposure or drawn balance greater than 5% of the total.
(2)	Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.
(3)	Current Mean CLTV is based on best available first mortgage and property values as of June 30, 2011. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.

At June 30, 2011, 43% of our home equity lending portfolio was either in first lien position (24%) or was in a subordinate (second) lien position behind a first lien that we held (6%) or behind a first lien that was held by a loan that we serviced for others (13%). In addition, at June 30, 2011, 19% of our home equity line of credit portfolio makes only the minimum payment on their outstanding line balance.

The following table sets forth credit exposure, principal balance, percent delinquent 90 days or more, the mean CLTV percent at the time of origination and the current mean CLTV percent of our home equity loans, home equity lines of credit and bridge loan portfolio as of June 30, 2011. Home equity lines of credit in the draw period are by the year originated:

	Credit Exposure	Principal Balance	Percent Delinquent 90 Days or More	Mean CLTV Percent at Origination (1)	Current Mean CLTV Percent (2)
	(Dollars in thousands)
Home equity lines of credit in draw period
2000 and prior	$401,099	$190,260	0.73%	49%	65%
2001	105,474	56,566	1.54%	67%	70%
2002	216,441	112,084	1.51%	64%	70%
2003	323,245	173,970	1.41%	68%	75%
2004	202,598	116,349	2.17%	68%	81%
2005	143,550	89,464	2.30%	68%	89%
2006	336,780	226,951	1.63%	66%	98%
2007	521,749	379,614	1.50%	68%	98%
2008	1,072,193	718,727	0.52%	65%	81%
2009	480,537	257,405	0.22%	56%	68%
2010	44,028	20,341	0.00%	59%	67%
2011(3)	82	1	0.00%	78%	80%

Total home equity lines of credit in draw period	3,847,776	2,341,732	1.05%	63%	80%
Home equity lines in repayment, home equity loans and bridge loans	218,532	218,532	6.01%	66%	71%

Total	$4,066,308	$2,560,264	1.48%	63%	79%

(1)	Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.
(2)	Current Mean CLTV is based on best available first mortgage and property values as of June 30, 2011. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.
(3)	Amounts represent a home equity line of credit that was originated in 2009, and that was closed in error and subsequently reopened in 2011.

As shown in the table above, the percent of seriously delinquent loans originated in calendar years 2004 through 2006 is comparatively higher than the others. Those years saw rapidly increasing housing prices, especially in our Florida market. As housing prices have declined, along with the general economic downturn coupled with higher unemployment, we see that reflected in those book years. Equity lines of credit originated during those years also saw higher loan amounts, higher permitted loan-to-value ratios, and lower credit scores.

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

The amount and timing of mortgage servicing rights amortization is adjusted quarterly based on actual results. In addition, on a quarterly basis, we perform a valuation review of mortgage servicing rights for potential decreases in value. This quarterly valuation review entails applying current assumptions to the portfolio classified by interest rates and, secondarily, by prepayment characteristics. At June 30, 2011, the capitalized value of our rights to service $5.71 billion of loans for others was $30.8 million, or 0.54% of the serviced loan portfolio.

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

We must assess the likelihood that tax positions resulting in material tax benefits would be upheld upon examination of a tax authority. At June 30, 2011, we have not identified any tax positions that are not more likely than not to be realized upon examination and have not recorded any tax liabilities for uncertain tax positions.

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

Stock-Based Compensation. We recognize the cost of associate and director services received in exchange for awards of equity instruments based on the grant date fair value of those awards in accordance with ASC 718, “Compensation—Stock Compensation.”

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

Comparison of Financial Condition at June 30, 2011 and September 30, 2010

Total assets decreased $198.5 million, or 2%, to $10.88 billion at June 30, 2011 from $11.08 billion at September 30, 2010. This change was the result of decreases in our cash and cash equivalents, investment securities and mortgage loans held for sale partially offset by an increase in our loan portfolio.

Cash and cash equivalents decreased $466.2 million, or 63%, to $277.6 million at June 30, 2011 from $743.7 million at September 30, 2010, as we have reinvested our most liquid assets into loan products.

Investment securities held to maturity decreased $205.2 million, or 32%, to $441.7 million at June 30, 2011 from $646.9 million at September 30, 2010. During the nine-month period we purchased $14.7 million in investment securities. There were no sales of investment securities as only principal paydowns occurred in this mortgage-backed security portfolio. During the first half of the current fiscal year, we experienced higher paydowns on mortgage-backed securities as historically low levels of mortgage loan interest rates motivated borrowers to refinance their existing mortgage debt, which reduced the balance of our portfolio of investment securities held to maturity. During the most recent three month period of the current fiscal year, reduced mortgage lending activity triggered a slower pace of paydowns.

There were no mortgage loans held for sale at June 30, 2011 compared to $25.0 million at September 30, 2010. Effective July 1, 2010, Fannie Mae, the Association’s primary loan investor, implemented certain loan origination requirement changes affecting loan eligibility. We did not adopt those changes. Refer to the Controlling Our Interest Rate Risk Exposure section of the Overview for additional discussion regarding our management of interest rate risk. During the quarter ended December 31, 2010, $25.0 million of mortgage loans previously classified as held for sale were transferred to held for investment.

Loans held for investment, net, increased $516.5 million, or 6%, to $9.70 billion at June 30, 2011 from $9.18 billion at September 30, 2010. Residential mortgage loans increased $836.7 million, or 13%, to $7.26 billion during the nine months ended June 30, 2011 reflecting the successful marketing of our “SmartRate” adjustable-rate first mortgage loan product. During the nine months ended June 30, 2011, $956.1 million of three and five year “SmartRate” loans were originated while $785.3 million of 15 and 30 year, fixed-rate first mortgage loans were originated. These originations were partially offset by paydowns and, with respect to fixed-rate loans, to a much lesser extent, loan sales. Historically, the preponderance of our new loan originations was comprised of fixed-rate loans which were frequently offset by fixed-rate loan sales. In the current nine-month period, sales of loans (all fixed-rate) totaled $33.6 million. The low volume of loan sales since September 30, 2010 reflects the impact of changes, as described above, by Fannie Mae, the Association’s primary loan investor, related to requirements for loans that it accepts, as well as the strategy of originating adjustable rate loans to be held for investment on our balance sheet. However, in June 2011, we sold, on a servicing retained basis, $20.3 million of fixed-rate mortgage loans to a private investor. Refer to the Controlling Our Interest Rate Risk Exposure section of the Overview for additional discussion regarding our management of interest rate risk. The increase in residential mortgage loans was partially offset by a $288.4 million decrease in home equity loans and lines of credit. Effective June 28, 2010, we suspended the acceptance of new equity credit applications with the exception of bridge loans. Refer to the Monitoring and Limiting Our Credit Risk section of the Overview for additional information.

Mortgage loan servicing assets, net, decreased $7.9 million, or 20%, to $30.8 million at June 30, 2011 from $38.7 million at September 30, 2010. This net change reflects the significant reduction in loan sales, and accompanying creation of new mortgage loan servicing assets, that resulted from the delivery requirement changes imposed by Fannie Mae and as described above. For the nine months ended June 30, 2011 mortgage loan servicing asset amortization totaled $8.0 million while asset generation from new sales totaled $0.1 million. The majority of the amortization is linked to the cyclically low level of mortgage interest rates that prompted accelerated refinance activity by borrowers, particularly during the first half of the current fiscal year.

Deposits decreased $150.0 million, or 2%, to $8.70 billion at June 30, 2011 from $8.85 billion at September 30, 2010. The decrease in deposits was the result of a $251.4 million decrease in our certificates of deposit partially offset by an $88.8 million increase in our high-yield savings accounts (a subcategory of our savings accounts) combined with an $11.2 million increase in our high-yield checking accounts (a subcategory of our negotiable order of withdrawal accounts) for the nine-month period ended June 30, 2011. In the current environment of extremely low interest rates, our customers have demonstrated a preference for the liquidity of transaction-oriented accounts and have moved away from the term commitments required of certificates of deposits. We believe that our high-yield savings accounts as well as our high-yield checking accounts provide a stable source of funds. In addition, our high yield savings accounts are expected to reprice in a manner similar to our equity loan products, and, therefore, assist us in managing interest rate risk.

Borrowed funds increased $114.9 million, or 164%, to $185.1 million at June 30, 2011 from $70.2 million at September 30, 2010. The largest component of the increase is $100.0 million of short-term borrowings from the Federal Home Loan Bank of Cincinnati, which mature July 5, 2011, the proceeds of which are held in interest bearing cash equivalents and augment our reported liquidity.

Principal, interest and related escrow owed on loans serviced decreased $195.0 million, or 69%, to $89.4 million at June 30, 2011 from $284.4 million at September 30, 2010. Principal and interest collected decreased $155.1 million and combined with a $39.9 million decrease in retained tax payments collected from borrowers in the current period. Principal and interest will fluctuate based on normal curtailments and paydowns, but historically low mortgage interest rates increased the amount of refinancing activity in the periods preceding September 30, 2010, resulting in an increase in funds collected from borrowers which were being held on that date, pending remittance to other investors.

Shareholders’ equity increased $13.5 million, or 1%, to $1.77 billion at June 30, 2011 from $1.75 billion at September 30, 2010. Activity reflects $861 thousand of net income during the nine-month period combined with $7.6 million of adjustments related to the allocation of shares of our common stock related to awards under the stock-based compensation plan and the ESOP and a $5.0 million reduction in accumulated other comprehensive loss that resulted primarily from an adjustment to the actuarially determined balance of our pension obligation.

Comparison of Operating Results for the Three Months Ended June 30, 2011 and 2010

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

	Three Months Ended June 30, 2011				Three Months Ended June 30, 2010
	Average Balance	Interest Income/ Expense		Yield/ Cost (1)	Average Balance	Interest Income/ Expense		Yield/ Cost (1)
	(Dollars in thousands)
Interest-earning assets:
Other Interest-bearing cash equivalents	$259,418	$132		0.20%	$550,312	$269		0.20%
Investment securities	10,617	9		0.34%	18,157	97		2.14%
Mortgage-backed securities	470,380	2,905		2.47%	633,343	4,727		2.99%
Loans	9,886,873	103,845		4.20%	9,344,295	103,902		4.45%
Federal Home Loan Bank stock	35,620	395		4.44%	35,620	395		4.44%

Total interest-earning assets	10,662,908	107,286		4.02%	10,581,727	109,390		4.14%

Noninterest-earning assets	256,182				333,853

Total assets	$10,919,090				$10,915,580

Interest-bearing liabilities:
NOW accounts	$990,841	933		0.38%	$984,609	1,403		0.57%
Savings accounts	1,649,197	2,580		0.63%	1,514,703	3,512		0.93%
Certificates of deposit	6,090,631	40,210		2.64%	6,302,435	46,531		2.95%
Borrowed funds	173,944	518		1.19%	70,009	480		2.74%

Total interest-bearing liabilities	8,904,613	44,241		1.99%	8,871,756	51,926		2.34%

Noninterest-bearing liabilities	256,149				271,736

Total liabilities	9,160,762				9,143,492
Shareholders’ equity	1,758,328				1,772,088

Total liabilities and shareholders’ equity	$10,919,090				$10,915,580

Net interest income		$63,045				$57,464

Interest rate spread (2)				2.03%				1.80%

Net interest-earning assets (3)	$1,758,295				$1,709,971

Net interest margin (4)		2.37	%(1)			2.17	%(1)

Average interest-earning assets to average interest-bearing liabilities	119.75%				119.27%

Selected performance ratios:
Return on average assets		0.22	%(1)			0.38	%(1)
Return on average equity		1.36	%(1)			2.31	%(1)
Average equity to average assets		16.10%				16.23%

(1)	Annualized
(2)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by total interest-earning assets.

General. Net income decreased $4.3 million, or 42%, to $6.0 million for the quarter ended June 30, 2011 compared to $10.2 million for the quarter ended June 30, 2010. The change in net income is primarily the result of significantly reduced gains on sales of loans partially offset by an increase in net interest income and a decrease in the provision for loan losses.

Interest Income. Interest income decreased $2.1 million, or 2%, to $107.3 million during the current quarter compared to $109.4 million during the same quarter in the prior year. The decrease in interest income resulted primarily from decreases in interest income from investment securities held to maturity.

Interest income on mortgage-backed securities decreased $1.8 million, or 39%, to $2.9 million compared to $4.7 million during the same quarter in the prior year. This change was attributed to a $163.0 million, or 26%, decrease in the average balance of mortgage-backed securities to $470.4 million compared to $633.3 million. In addition, there was a 52 basis point decrease in the yield to 2.47% from 2.99%, as interest rates on adjustable-rate mortgages reset to lower current interest rates and higher, fixed-rate mortgage loans continue to experience accelerated paydowns.

Interest Expense. Interest expense decreased $7.7 million, or 15%, to $44.2 million during the current quarter compared to $51.9 million during the quarter ended June 30, 2010. The change resulted primarily from a decrease in interest expense on certificates of deposit combined with modest decreases in interest expense on NOW accounts and savings accounts.

Interest expense on certificates of deposit decreased $6.3 million, or 14%, to $40.2 million during the current quarter compared to $46.5 million during the quarter ended June 30, 2010. The change was attributed to a 31 basis point decrease in the average rate we paid on certificates of deposit to 2.64% from 2.95% combined with a $211.8 million, or 3%, decrease in the average balance to $6.09 billion from $6.30 billion during the same quarter of the prior year. Rates were adjusted on deposits in response to changes in general market rates as well as to changes in the rates paid by our competition on short-term certificates of deposit.

Interest expense on savings accounts decreased $932 thousand, or 27%, to $2.6 million during the current quarter compared to $3.5 million during the quarter ended June 30, 2010. The change was attributed to a 30 basis point decrease in the average rate we paid on savings accounts to 0.63% from 0.93% partially offset by a $134.5 million, or a 9%, increase in the average balance to $1.65 billion from $1.51 billion during the same quarter of the prior year, reflecting customer preference for savings accounts when rates are comparable to our short-term certificates of deposit.

Net Interest Income. Net interest income increased $5.6 million, or 10%, to $63.0 million during the current quarter from $57.5 million during the quarter ended June 30, 2010. As net interest income increased during the quarter, we experienced an improvement of our interest rate spread which increased 23 basis points to 2.03% compared to 1.80% during the same quarter last year. Our net interest margin increased 20 basis points to 2.37% compared to 2.17% during the same quarter last year. This increase can be partially attributed to the higher average loan balance in the current quarter compared to the quarter ended June 30, 2010.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level we consider necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. In determining the level of the allowance for loan losses, we consider past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of non-performing and other classified loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or conditions change. We assess the allowance for loan losses on a quarterly basis and make provisions for loan losses in order to maintain the allowance. Continuing economic issues, including high levels of unemployment, are challenging our borrowers’ ability to repay their loans at a time when housing prices are weak, in part as a consequence of the collapse of the sub-prime mortgage market, and make it difficult to sell their homes. This limits the ability of many borrowers to self-cure a delinquency.

Based on our evaluation of the above factors, we recorded a provision for loan losses of $22.5 million during the current quarter and a provision of $30.0 million during the quarter ended June 30, 2010. The provisions recorded exceeded net charge-offs of $19.9 million and $15.9 million during the quarters ended June 30, 2011 and 2010, respectively. Our provisions for loan losses continue to exceed the total of charge-offs, adjusted for the net change in specific valuation allowances, and as a result, our general valuation allowances have continued to increase. The current provision reflects our net charge-off experience, lower home values and the uncertain economic times, which continue to challenge many of our loan customers. As delinquencies in the portfolio have been resolved through pay-off, short sale or foreclosure, or management determines the collateral is not sufficient to satisfy the loan, uncollected balances have been charged against the allowance for loan losses previously provided. The allowance for loan losses was $153.3 million, or 1.56% of the total recorded investment in loans receivable, at June 30, 2011, compared to $133.2 million, or 1.43% of the total recorded investment in loans receivable, at September 30, 2010, and further compared to $118.4 million or 1.33% of the total recorded investment in loans receivable at

June 30, 2010. Non-performing loans decreased by $46.5 million to $240.1 million, or 2.44% of the total recorded investment in loans, at June 30, 2011 from $286.6 million, or 3.08% of the total recorded investment in loans, at September 30, 2010, and, further, non-performing loans decreased by $49.7 million compared to $289.8 million, or 3.26% of total loans, at June 30, 2010. Non-performing loans at June 30, 2011, September 30, 2010 and June 30, 2010 include $18.8 million, $32.4 million and $29.9 million, respectively, in troubled debt restructurings which are current but included with non-accrual loans for a minimum period of six months from the restructuring date due to their non-accrual status prior to restructuring.

We used the same general methodology in assessing the allowance for loan losses at the end of each three-month period. We believe we have recorded all losses that are both probable and reasonable to estimate for the three months ended June 30, 2011 and 2010.

Non-Interest Income. Non-interest income decreased $19.8 million, or 69%, to $8.8 million during the current quarter compared to $28.5 million during the quarter ended June 30, 2010.

In the quarter ended June 30, 2011 there were $28.3 million in loan sales from which we recorded a net gain of $201 thousand compared to net gains of $19.7 million in the quarter ended June 30, 2010. The significantly lower volume of loan sales in the current quarter reflects the impact of changes by Fannie Mae related to requirements for loans that it accepts. Refer to the Controlling Our Interest Rate Risk Exposure section of the Overview for additional discussion.

Loan fees and service charges decreased $1.1 million, or 20%, to $4.5 million in the current quarter compared to $5.6 million during the quarter ended June 30, 2010. This change is primarily related to servicing fees collected on loans sold. The balance of our portfolio of sold loans we are servicing for others has decreased 24% from June 30, 2010 resulting in a $1.7 million decrease in loan servicing fees collected in the current quarter compared to the quarter ended June 30, 2010. The decrease in the portfolio of sold loans we are servicing for others can be attributed to the increased paydowns on these loans, which remains elevated during the first half of the current fiscal year due to the current low level of mortgage loan interest rates, prompting a significant increase in refinancing activity combined with the significantly lower volume of loan sales.

Non-Interest Expense. Non-interest expense decreased $1.1 million, or 3%, to $39.6 million during the current quarter compared to $40.7 million during the quarter ended June 30, 2010 primarily from decreases in salaries and employee benefits and federal insurance premiums partially offset by an increase in marketing services.

Salaries and benefits decreased $2.5 million, or 11%, to $19.7 million in the current quarter compared to $22.2 million during the quarter ended June 30, 2010 due to reduced bonus accruals and employee stock ownership costs.

Marketing services increased $1.2 million, or 128%, to $2.1 million during the current quarter compared to $920 thousand during the quarter ended June 30, 2010 due to increased promotion of our adjustable-rate mortgages.

Federal insurance premium decreased $1.5 million in the current quarter compared to the quarter ended June 30, 2010 due to a combination of revised FDIC insurance assessment methodology effective April 1, 2011 and a revision to the assessable balances previously reported since April 1, 2009 that resulted in a one-time assessment reduction of $0.7 million.

Income Tax Expense. The provision for income taxes was $3.8 million during the current quarter compared to $5.1 million during the quarter ended June 30, 2010. The provision for the three months ended June 30, 2011 and 2010, respectively, included $3.7 million and $5.1 million of federal income tax provision and $28 thousand and $16 thousand of state income tax provision. The state income tax provision is subtracted from income before income taxes when calculating the federal income tax provision. Our effective federal tax rate was 38.5% in the current quarter and included a $0.4 million favorable adjustment to the deferred tax asset reserve, as compared to 33.1% for the quarter ended June 30, 2010. Our provision for income taxes in the current quarter aligns our year-to-date provision with our expectations for the full fiscal year. Our effective tax rate in the quarter ended June 30, 2010 is below the federal statutory rate because of our ownership of bank-owned life insurance.

Comparison of Operating Results for the Nine Months Ended June 30, 2011 and 2010

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

	Nine Months Ended June 30, 2011				Nine Months Ended June 30, 2010
	Average Balance	Interest Income/ Expense		Yield/ Cost (1)	Average Balance	Interest Income/ Expense		Yield/ Cost (1)
	(Dollars in thousands)
Interest-earning assets:
Other interest-bearing cash equivalents	$316,493	$664		0.28%	$370,540	$610		0.22%
Investment securities	12,227	91		0.99%	17,798	282		2.11%
Mortgage-backed securities	534,040	9,108		2.27%	624,969	14,773		3.15%
Loans	9,810,287	309,439		4.21%	9,402,090	315,713		4.48%
Federal Home Loan Bank stock	35,620	1,158		4.33%	35,620	1,203		4.50%

Total interest-earning assets	10,708,667	320,460		3.99%	10,451,017	332,581		4.24%

Noninterest-earning assets	266,983				322,810

Total assets	$10,975,650				$10,773,827

Interest-bearing liabilities:
NOW accounts	$979,186	2,769		0.38%	$978,889	4,410		0.60%
Savings accounts	1,617,485	7,639		0.63%	1,398,742	10,389		0.99%
Certificates of deposit	6,167,622	124,979		2.70%	6,288,794	143,980		3.05%
Borrowed funds	117,382	1,441		1.64%	70,009	1,439		2.74%

Total interest-bearing liabilities	8,881,675	136,828		2.05%	8,736,434	160,218		2.45%

Noninterest-bearing liabilities	340,647				270,281

Total liabilities	9,222,322				9,006,715
Stockholder’s equity	1,753,328				1,767,112

Total liabilities and stockholder’s equity	$10,975,650				$10,773,827

Net interest income		$183,632				$172,363

Interest rate spread (2)				1.94%				1.79%

Net interest-earning assets (3)	$1,826,992				$1,714,583

Net interest margin (4)		2.29	%(1)			2.20	%(1)

Average interest-earning assets to average interest-bearing liabilities	120.57%				119.63%

Selected performance ratios:
Return on average assets		0.01	%(1)			0.27	%(1)
Return on average equity		0.07	%(1)			1.67	%(1)
Average equity to average assets		15.97%				16.40%

(1)	Annualized
(2)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by total interest-earning assets.

General. Net income decreased $21.2 million, or 96%, to $861 thousand for the nine months ended June 30, 2011 compared to earnings of $22.1 million for the nine months ended June 30, 2010. The change in net income is largely the result of an increase in the provision for loan losses combined with higher non-interest expense and lower non-interest income, which were partially offset by an increase in net interest income.

Interest Income. Interest income decreased $12.1 million, or 4%, to $320.5 million during the current nine months compared to $332.6 million during the same nine months in the prior year. The decrease in interest income resulted primarily from decreases in interest income from loans and investment securities held to maturity.

Interest income on loans decreased $6.3 million, or 2%, to $309.4 million compared to $315.7 million during the same nine months in the prior year. This change was attributed to a 27 basis point decrease in the yield to 4.21% from 4.48% as historically low interest rates have increased the amount of refinance activity. Additionally, the increase in our “SmartRate” adjustable-rate first mortgage loan originations during the current nine months at interest rates below rates offered on fixed-rate products contributed to the lower average yield. The decrease in interest income on loans during the nine months was partially offset by the $408.2 million increase in the average balance of loans to $9.81 billion for the nine months ended June 30, 2011 compared to $9.40 billion during the same nine months last year as new loan production exceeded repayments and loan sales.

Interest income on mortgage-backed securities decreased $5.7 million, or 38%, to $9.1 million compared to $14.8 million during the same nine months in the prior year. The change was attributed to a 88 basis point decrease in the yield to 2.27% from 3.15%, as interest rates on adjustable-rate mortgages reset to lower current interest rates and higher, fixed-rate mortgages experienced accelerated paydowns. In addition, the average balance of mortgage-backed securities decreased $90.9 million, or 15% to $534.0 million compared to $625.0 million. There were $224.8 million in paydowns and maturities in the current nine months.

Interest Expense. Interest expense decreased $23.4 million, or 15%, to $136.8 million during the current nine months compared to $160.2 million during the nine months ended June 30, 2010. The change resulted primarily from a decrease in interest expense on certificates of deposit combined with modest decreases in interest expense on NOW accounts and savings accounts.

Interest expense on certificates of deposit decreased $19.0 million, or 13%, to $125.0 million during the current nine months compared to $144.0 million during the nine months ended June 30, 2010. The change was attributed to a 35 basis point decrease in the average rate we paid on certificates of deposit to 2.70% from 3.05%, combined with a $121.2 million, or 2%, decrease in the average balance to $6.17 billion from $6.29 billion during the same nine months of the prior year. Rates were adjusted on deposits in response to changes in general market rates as well as to changes in the rates paid by our competition on short-term certificates of deposit.

Interest expense on savings accounts decreased $2.8 million, or 26%, to $7.6 million during the current nine months compared to $10.4 million during the nine months ended June 30, 2010. The change was attributed to a 36 basis point decrease in the average rate we paid on savings accounts to 0.63% from 0.99%, partially offset by a $218.7 million, or a 16%, increase in the average balance to $1.62 billion from $1.40 billion during the same nine months of the prior year, reflecting customer preference for savings accounts when rates are comparable to our short-term certificates of deposit.

Net Interest Income. Net interest income increased $11.3 million, or 7%, to $183.6 million during the current nine months from $172.4 million during the nine months ended June 30, 2010. As net interest income increased during the nine months, we experienced an improvement of our interest rate spread which increased 15 basis points to 1.94% compared to 1.79% during the same nine months last year. Our net interest margin increased nine basis points to 2.29% compared to 2.20% during the same nine months last year. This increase can be partially attributed to the higher average loan balance in the current nine months compared to the nine months ended June 30, 2010.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level we consider necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. In determining the level of the allowance for loan losses, we consider past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of non-performing and other classified loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or conditions change. We assess the allowance for loan losses on a monthly basis and make provisions for loan losses in order to maintain the allowance. Continuing economic issues, including high levels of unemployment, are challenging our borrowers’ ability to repay their loans at a time when housing prices are weak, in part as a consequence of the collapse of the sub-prime mortgage market, and make it difficult to sell their homes. This limits the ability of many borrowers to self-cure a delinquency.

Based on our evaluation of the above factors, we recorded a provision for loan losses of $79.5 million during the current nine months and a provision of $71.0 million during the nine months ended June 30, 2010. The provisions recorded exceeded net charge-offs of $59.4 million and $47.8 million during the nine months ended June 30, 2011 and 2010, respectively. Our provisions for loan losses continue to exceed the total of charge-offs, adjusted for the net change in specific valuation allowances, and as a result, our general valuation allowances have continued to increase. The current provision reflects our net charge-off experience, lower home values and the uncertain economic times, which continue to challenge many of our loan customers. As delinquencies in the portfolio have been resolved through pay-off, short sale or foreclosure, or management determines the collateral is not sufficient to satisfy the loan, uncollected balances have been charged against the allowance for loan losses previously provided.

We used the same general methodology in assessing the allowance for loan losses at the end of each nine-month period. We believe we have recorded all losses that are both probable and reasonable to estimate for the nine months ended June 30, 2011 and 2010.

Non-Interest Income. Non-interest income decreased $28.0 million, or 54%, to $23.8 million during the current nine months compared to $51.8 million during the nine months ended June 30, 2010.

In the nine months ended June 30, 2011 there were $33.6 million in loan sales from which we recorded $490 thousand of net gains compared to net gains of $25.5 million on $942.2 million in loan sales in the nine months ended June 30, 2010. The significantly lower volume of loan sales in the current nine months reflects the impact of changes by Fannie Mae related to requirements for loans that it accepts. Refer to the Controlling Our Interest Rate Risk Exposure section of the Overview for additional discussion.

Loan fees and service charges decreased $4.8 million, or 29%, to $11.8 million in the current nine months compared to $16.7 million during the nine months ended June 30, 2010. This change is primarily related to increased mortgage servicing asset amortization and reduced loan servicing fees partially offset by higher fee income. Mortgage servicing asset amortization increased $2.6 million, or 47% to $8.0 million in the nine months ended June 30, 2011 compared to $5.5 million for the nine months ended June 30, 2010. Increased amortization is related to the amount of paydowns on sold loans, which remains elevated in the current period due to the current low level of mortgage loan interest rates, prompting a significant increase in refinancing activity. In addition, the balance of our portfolio of sold loans we are servicing for others has decreased 24% from June 30, 2010 resulting in a $4.0 million decrease in loan servicing fees collected in the current period compared to the nine months ended June 30, 2010. The decrease in the portfolio of sold loans we are servicing for others can be attributed to the increased paydowns in addition to the significantly lower volume of loan sales.

Non-Interest Expense. Non-interest expense increased $6.4 million, or 5%, to $126.5 million during the current nine months compared to $120.1 million during the nine months ended June 30, 2010, primarily from increases in appraisal and other loan review expenses, real estate owned expense (associated legal cost and losses on the disposition of properties), other operating expenses and federal insurance premiums partially offset by a decrease in salaries and employee benefits.

Salaries and employee benefits decreased $6.9 million, or 11%, to $57.0 million during the current nine months compared to $63.9 million during the nine months ended June 30, 2010. This change was primarily due to a $3.2 million decrease in associate compensation (particularly bonus accruals) and a $2.7 million decrease in employee stock ownership costs.

Marketing services increased $1.3 million, or 27%, to $6.3 million during the current nine months compared to $5.0 million during the nine months ended June 30, 2010 due to increased promotion of our adjustable-rate mortgages.

Appraisal and other loan review expenses increased $4.4 million to $4.9 million during the current nine months compared to $480 thousand during the nine months ended June 30. 2010. These costs along with other costs included in other operating expenses (legal, postage, courier, telephone etc.) are associated with our home equity lending reduction plan. Additionally, professional consulting fees incurred in connection with the enhancement of our home equity lending account administration and account management activities coupled with similar fees incurred in connection with an independent evaluation of our enterprise risk management processes and procedures also contributed to the cost increase. Finally, because of the higher loan refinance activity during the nine months, the cost of interest advances that the Company is required to make (and which is included in other operating expenses) when serviced loans are repaid prior to month end increased $1.4 million in the current nine months when compared to the same nine months last year.

Income Tax Expense. The provision for income taxes was $645 thousand during the current nine months compared to $11.0 million during the nine months ended June 30, 2010. The provision for the nine months ended June 30, 2011 included $585 thousand of federal tax and $60 thousand of state income tax expense. The provision for the nine months ended June 30, 2010 included $11.0 million of federal income tax provision and $17 thousand of state income tax provision. The state income tax provision is subtracted from income before income taxes when calculating the federal income tax provision. Our effective federal tax rate was 40.4% in the current nine months compared to 33.2% for the nine months ended June 30, 2010. Our provision for income taxes in the current nine months reflects our expectations for the full fiscal year. Our current estimate for the fiscal year ending September 30, 2011, is that our federal effective income tax rate will be 17.0%, inclusive of a $400 thousand unfavorable adjustment to the deferred tax asset reserve that was recorded during the current nine-month period. The deferred tax asset reserve relates to our charitable contribution carryforward. Our projected effective tax rate is below the federal statutory rate because of our ownership of bank-owned life insurance.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the FHLB of Cincinnati, borrowings from the Federal Reserve Discount Window, maturing securities, sales of securities classified as available-for-sale and, historically, sales of loans. In addition, we have the ability to obtain collateralized borrowings in the wholesale markets. Finally, access to the equity capital markets via a supplemental stock offering or a full (second step) conversion transaction remain other potential sources of liquidity, although these channels generally require six to nine months of lead time. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Association’s Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We seek to maintain a minimum liquidity ratio of 2% or greater (which we compute as the sum of cash and cash equivalents plus unpledged investment securities for which ready markets exist, divided by total assets). For the quarter ended June 30, 2011, our liquidity ratio averaged 7.09%. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2011.

We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities and the objectives of our asset/liability management program.

Excess liquid assets are generally invested in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2011, cash and cash equivalents totaled $277.6 million. There were $33.6 million in sales of long-term, fixed rate loans during the nine-month period ended June 30, 2011. Effective July 1, 2010, our traditional underwriting procedures no longer complied with Fannie Mae’s standard requirements and accordingly, our ability to manage liquidity via the loan sales channel will be limited until we either change our origination processes or Fannie Mae, or other market participants, revise their loan origination standards. In the absence of such changes, future sales of fixed rate mortgage loans will be limited to those loans that have established payment histories, strong borrower credit profiles and are supported by adequate collateral values. Refer to the Controlling Our Interest Rate Risk Exposure section of the Overview for additional discussion regarding our management of interest rate risk. Investment securities classified as available-for-sale, which provide additional sources of liquidity, totaled $16.7 million at June 30, 2011. Also, at June 30, 2011 we had borrowed $185.1 million from the FHLB of Cincinnati.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows (unaudited) included in our Unaudited Consolidated Financial Statements.

At June 30, 2011, we had $234.3 million of outstanding commitments to originate loans. In addition to commitments to originate loans, we had $1.77 billion in unused lines of credit to borrowers of which $203.6 million is currently suspended and not available due to material default or decline in equity. Certificates of deposit due within one year of June 30, 2011 totaled $2.84 billion, or 32.7% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, sales of investment securities, other deposit products, including certificates of deposit, Federal Home Loan Bank advances, borrowings from the Federal Reserve Discount Window or other collateralized borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2012. We believe, however, based on past experience, that a significant portion of such deposits will remain with us. Generally, we have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are originating residential mortgage loans and purchasing investments. During the nine-month period ended June 30, 2011, we originated $1.74 billion of loans, and during the nine-month period ended June 30, 2010 we originated $1.18 million of loans. We purchased $14.7 million of securities during the nine-month period ended June 30, 2011, and $303.7 million during the nine-month period ended June 30, 2010.

Financing activities consist primarily of changes in deposit accounts, changes in the balances of principal and interest owed on loans serviced for others and, to a lesser extent, Federal Home Loan Bank advances and borrowings from the Federal Reserve Discount Window. We experienced a net decrease in total deposits of $150.0 million during the nine-month period ended June 30, 2011 compared to a net increase of $337.7 million during the nine-month period ended June 30, 2010. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of Cincinnati and the Federal Reserve Discount

Window, each of which provides an additional source of funds. At June 30, 2011 we had $185.1 million of FHLB of Cincinnati advances and no outstanding borrowings from the Federal Reserve Discount Window. During the nine months ended June 30, 2011, we had average outstanding advances with the FHLB of Cincinnati of $117.4 million compared to average outstanding advances of $70.0 million from the FHLB of Cincinnati during the nine months ended June 30, 2010. At June 30, 2011 we had the ability to immediately borrow an additional $769.2 million from the FHLB of Cincinnati and $311.5 million from the Federal Reserve Discount Window. From the perspective of collateral value securing FHLB of Cincinnati advances, our capacity limit for additional borrowings at June 30, 2011 was $1.62 billion, subject to satisfaction of the FHLB Cincinnati common stock ownership requirement. To satisfy the common stock ownership requirement we would have to increase our ownership of FHLB Cincinnati common stock by an additional $32.4 million.

Third Federal Savings and Loan is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.

As of June 30, 2011 the Association exceeded all regulatory requirements to be considered “Well Capitalized” as presented in the table below (dollar amounts in thousands).

	Actual		Required
	Amount	Ratio	Amount	Ratio
Total Capital to Risk Weighted Assets	$1,586,647	22.02%	$720,408	10.00%
Core Capital to Adjusted Tangible Assets	1,496,596	13.82	541,404	5.00
Tangible Capital to Tangible Assets	1,496,596	13.82	N/A	N/A
Tier 1 Capital to Risk-Weighted Assets	1,496,596	20.77	432,245	6.00

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

Net Portfolio Value. As our primary regulator prior to its merger into the OCC, the OTS required the computation of amounts by which the net present value of an institution’s cash flow from assets, liabilities and off balance sheet items (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates. The OTS provided all institutions that filed a Consolidated Maturity/Rate Schedule as a part of their quarterly Thrift Financial Report with an interest rate sensitivity report of NPV. The OTS simulation model used a discounted cash flow analysis and an option-based pricing approach in measuring the interest rate sensitivity of NPV. The OTS model estimated the economic value of each type of asset, liability and off-balance sheet contract under the assumption that instantaneous changes (measured in basis points) occur at all maturities along the United States Treasury yield curve. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 2% to 3% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. On a quarterly basis the OTS provided us with the results of its interest rate sensitivity model, which is based on information we provided to the OTS, to estimate the sensitivity of our NPV. Prior to its merger into the OCC, the OTS advised institutions that it supervised that calculations of the estimated changes in NPV would not be prepared as of June 30, 2011.

The following table presents our internal calculations of the estimated changes in the Association’s NPV at June 30, 2011 that would result from the designated instantaneous changes in the United States Treasury yield curve. In general, the assumptions used by the OTS are, by necessity, more generic as their modeling framework must fit and be adaptable to all institutions subject to its regulation. Our internal model is tailored specifically to our organization which, we believe, improves the accuracy of our internally prepared NPV estimates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

				NPV as a Percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)	Estimated NPV (2)	Estimated Increase (Decrease) in NPV		NPV Ratio (4)	Increase (Decrease) (basis points)
		Amount	Percent
	(Dollars in thousands)
+300	$957,129	$(725,742)	-43%	9.51%	-570
+200	$1,214,289	$(468,582)	-28%	11.65%	-356
+100	$1,481,730	$(201,141)	-12%	13.75%	-146
—	$1,682,871	—	—	15.21%	—
-100	$1,736,009	$53,138	3%	15.43%	22

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at June 30, 2011, in the event of an increase of 200 basis points in all interest rates, the Association would experience a 28% decrease in NPV. In the event of a 100 basis point decrease in interest rates, the Association would experience a 3% increase in NPV.

The following table is based on the calculations contained in the previous table, and sets forth the change in the NPV at a +200 basis point rate of shock at June 30, 2011, with comparative information as of September 30, 2010. By regulation the Association must measure and manage its interest rate risk for an interest rate shock of +/-200 basis points, whichever produces the largest decline in NPV.

Risk Measure +200 bp Rate Shock

	At June 30, 2011	At September 30, 2010
Pre-Shock NPV Ratio	15.21%	12.63%
Post-Shock NPV Ratio	11.65%	11.29%
Sesitivity Measure in basis points	356	134

During the nine months ended June 30, 2011, our sensitivity measure increased as we re-invested interest-bearing cash equivalents, investment securities repayments and home equity portfolio repayments into $956.1 million of new adjustable-rate first mortgage loans. Cash equivalents, investment securities and home equity portfolio products are assigned more favorable interest rate sensitivity than adjustable-rate first mortgage loans, and as a result, this reallocation of assets contributed to the increase in the sensitivity measure. Additionally, market interest rates for terms of five to 10 years increased approximately 60 basis points during current nine-month period, resulting in longer durations generally being assigned to our fixed-rate mortgage portfolio, further contributing to the increase in the sensitivity measure. While the sensitivity measure increased during the nine-month period ended June 30, 2011, it nevertheless remains within our traditional range when viewed from a historic perspective.

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

Net Interest Income. In addition to NPV calculations, we analyze our sensitivity to changes in interest rates through our internal net interest income model. Net interest income is the difference between the interest income earned on interest-earning assets, such as loans and securities, and the interest paid on interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what the Association’s net interest income would be for a twelve-month period using OTS Pricing Tables for assumptions such as loan prepayment rates and deposit decay rates, and the Bloomberg forward yield curve for assumptions as to projected interest rates. We then calculate what the net interest income would be for the same period in the event of an instantaneous 200 basis point increase in market interest rates. As of June 30, 2011, we estimated that the Association’s net interest income for the twelve months ending June 30, 2012 would decrease by 14.5% in the event of an instantaneous 200 basis point increase in market interest rates.

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

Item 1A. Risk Factors

In addition to the other information contained this Quarterly Report on Form 10-Q, the following risk factor represents a material update and addition to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on November 24, 2010. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factor set forth below also is a cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

Our ability to reduce interest rate risk has been adversely affected by the fact that the Association no longer sells long-term fixed-rate residential loans to Fannie Mae.

Effective July 1, 2010, Fannie Mae, the Association’s primary loan investor, promulgated certain loan origination requirement changes affecting loan eligibility that, to date, we have not adopted. Accordingly, the Association’s ability to reduce interest rate risk via our traditional sales of longer-term fixed-rate residential loans is limited until the Association either changes its loan origination processes or Fannie Mae revise its loan eligibility standards. In the absence of such changes, future sales of longer-term fixed-rate mortgage loans will be predominantly limited to those loans that have established payment histories, strong borrower credit profiles, are supported by adequate collateral values and are acceptable to market participants other than Fannie Mae. During the three and nine-month periods ended June 30, 2011, we sold to Fannie Mae $8.0 million, and $13.3 million, respectively, of longer-term fixed-rate residential loans compared to $542.1 million and $942.2 million during the three and nine-month periods ended June 30, 2010, respectively. Sales to other market participants totaled $20.3 million during the three-month period ended June 30, 2011.

Because it is no longer selling loans to Fannie Mae, the Association is also generating less non-interest income. During the three and nine-month periods ended June 30, 2011, we realized net gains on the sale of loans of $201 thousand and $490 thousand, respectively, compared to net gains on the sale of loans of $19.7 million and $25.5 million during the three and nine-month periods ended June 30, 2010, respectively.

The Association’s ability to reduce interest rate risk exposure may be further compromised by its inability to do so using home equity lines of credit, which the Association has not offered since June 2010. While we have taken mitigating steps to reduce interest rate risk through, among other means, the production of SmartRate adjustable rate mortgages, which have improved interest rate characteristics as compared to long-term fixed-rate mortgages, the production volume of such loans may be insufficient to offset the increased interest rate risk resulting from the Association no longer selling loans to Fannie Mae.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The Company did not repurchase any shares of common stock during the quarter ended June 30, 2011.

On March 12, 2009, the Company announced its fourth stock repurchase program which authorizes the repurchase of up to an additional 3,300,000 shares of the Company’s outstanding common stock. Purchases under the program are subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses of capital, and our financial performance. Repurchased shares are held as treasury stock and are available for general corporate use. The program has 2,156,250 shares yet to be purchased as of June 30, 2011.

Because of concerns communicated to us by the OTS, which was merged into the OCC on July 21, 2011, and pending an evaluation by our current, as of July 21, 2011, primary regulators, the OCC and the Federal Reserve, as referred to in the Monitoring and Limiting Our Credit Risk section in the Overview, the Company does not intend to declare or pay a cash dividend, or to repurchase any of its outstanding common stock until the concerns of our regulators are resolved.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. [Removed and Reserved]

Item 5. Other Information

Not applicable

Item 6.

(a) Exhibits

31.1	Certification of chief executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of chief financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32	Certification of chief executive officer and chief financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

101	The following financial statements from TFS Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 9, 2011, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Equity, (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

101.INS	Interactive datafile XBRL Instance Document

101.SCH	Interactive datafile XBRL Taxonomy Extension Schema Document

101.CAL	Interactive datafile XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Interactive datafile XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Interactive datafile XBRL Taxonomy Extension Label Linkbase

101.PRE	Interactive datafile XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TFS Financial Corporation

Dated: August 9, 2011	/s/ MARC A. STEFANSKI
Marc A. Stefanski
Chairman of the Board, President and Chief Executive Officer

Dated: August 9, 2011	/s/ DAVID S. HUFFMAN
David S. Huffman
Chief Financial Officer