Form 10-K
period 2011-09-30
TFS Financial CORP
filed 2011-11-29
CIK 1381668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended September 30, 2011

or

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on March 31, 2011, as reported by the NASDAQ Global Select Market, was approximately $849.7 million.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date.

At November 17, 2011 there were 308,915,893 shares of the Registrant’s common stock, par value $0.01 per share, outstanding, of which 227,119,132 shares, or 73.52% of the Registrant’s common stock, were held by Third Federal Savings and Loan Association of Cleveland, MHC, the Registrant’s mutual holding company.

DOCUMENTS INCORPORATED BY REFERENCE (to the Extent Indicated Herein)

Portions of the registrant’s Proxy Statement for the 2012 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

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

These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following important factors that could affect the actual outcome of future events:

•	significantly increased competition among depository and other financial institutions;

•	inflation and changes in the interest rate environment that reduce our interest margins or reduce the fair value of financial instruments;

•	general economic conditions, either nationally or in our market areas, including employment prospects and conditions that are worse than expected;

•	decreased demand for our products and services and lower revenue and earnings because of a recession or other events;

•	adverse changes and volatility in the securities markets;

•	adverse changes and volatility in credit markets;

•

legislative or regulatory changes that adversely affect our business, including changes in regulatory costs and capital requirements and changes related to our ability to pay dividends and the ability of Third Federal Savings and Loan Association of Cleveland, MHC to waive dividends;

•	our ability to enter new markets successfully and take advantage of growth opportunities, and the possible short-term dilutive effect of potential acquisitions or de novo branches, if any;

•	changes in consumer spending, borrowing and savings habits;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board and the Public Company Accounting Oversight Board;

•	future adverse developments concerning Fannie Mae or Freddie Mac;

•	changes in monetary and fiscal policy of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board;

•	changes in policy and/or assessment rates of taxing authorities that adversely affect us;

•	changes in expense trends (including, but not limited to trends affecting non-performing assets, charge-offs and provisions for loan losses);

•	the impact of the current governmental effort to restructure the U.S. financial and regulatory system;

•	inability of third-party providers to perform their obligations to us;

•	adverse changes and volatility in real estate markets;

•	a slowing or failure of the moderate economic recovery;

•	the extensive reforms enacted in the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), which will impact us;

•

the adoption of implementing regulations by a number of different regulatory bodies under the Dodd-Frank Act, and uncertainty in the exact nature, extent and timing of such regulations and the impact they will have on us,

•	the impact of our coming under the jurisdiction of new federal regulators;

•	changes in our organization, or compensation and benefit plans;

•	the strength or weakness of the real estate markets and of the consumer and commercial credit sectors and its impact on the credit quality of our loans and other assets; and

•	the ability of the U.S. Federal government to manage federal debt limits.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. Please see Item 1A. Risk Factors, for a discussion of certain risks related to our business.

TFS FINANCIAL CORPORATION

TFS Financial Corporation (“we,” “us,” “our,” or the “Company”) was organized in 1997 as the mid-tier stock holding company for Third Federal Savings and Loan Association of Cleveland (“Third Federal Savings and Loan” or the “Association”). We completed our initial public stock offering on April 20, 2007 and issued 100,199,618 shares of common stock, or 30.16% of our post-offering outstanding common stock, to subscribers in the offering. Additionally, at the time of the public offering, 5,000,000 shares of our common stock, or 1.50% of our outstanding shares, were issued to the newly formed charitable foundation, Third Federal Foundation (the “Foundation”). Third Federal Savings and Loan Association of Cleveland, MHC (“Third Federal Savings, MHC”), our mutual holding company parent, holds the remainder of our outstanding common stock (227,119,132 shares). Net proceeds from our initial public stock offering were approximately $886 million and reflected the costs we incurred in completing the offering as well as a $106.5 million loan to the Third Federal Employee Stock Ownership Plan related to its acquisition of shares in the initial public stock offering.

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

Our cash flow depends primarily on earnings from the investment of the portion of the net offering proceeds we retained, and any dividends we receive from Third Federal Savings and Loan and Third Capital, Inc. All of our officers are also officers of the Association. In addition, we use the services of the support staff of the Association from time to time. We may hire additional employees, as needed, to the extent we expand our business in the future.

THIRD CAPITAL, INC.

Third Capital, Inc. is a Delaware corporation that was organized in 1998 as our wholly-owned subsidiary. At September 30, 2011, Third Capital, Inc. had consolidated assets of $79.9 million, and for the fiscal year ended September 30, 2011, Third Capital, Inc. had consolidated net income of $3.9 million. Third Capital, Inc. has no separate operations other than as the holding company for its operating subsidiaries, and as a minority investor or partner in other entities including minority investments in private equity funds. The following is a description of the entities, other than the private equity funds, in which Third Capital, Inc. is the owner, an investor or a partner.

Hazelmere Investment Group I, Ltd. This entity engages in net lease transactions of commercial buildings in targeted markets. Third Capital, Inc. is a partner of this entity, receives a preferred return on amounts contributed to acquire investment properties and has a 70% ownership interest in remaining earnings. A former director of the Company indirectly owns or controls the majority of the remaining 30% ownership interest of this entity. Hazelmere Investment Group I, Ltd. had pre-tax income of $1.4 million during fiscal 2011.

Third Cap Associates, Inc. This Ohio corporation also maintains minority investments in private equity funds, and owns 49% and 60%, respectively, of two title agencies that provide escrow and settlement services in the State of Ohio, primarily to customers of Third Federal Savings and Loan. For the fiscal year ended September 30, 2011, Third Cap Associates, Inc. recorded net income of $2.2 million.

Third Capital Mortgage Insurance Company. This Vermont corporation reinsures private mortgage insurance on residential mortgage loans originated by Third Federal Savings and Loan. For the fiscal year ended September 30, 2011, Third Capital Mortgage Insurance Company recorded net income of $1.1 million.

THIRD FEDERAL SAVINGS AND LOAN ASSOCIATION OF CLEVELAND

General

Third Federal Savings and Loan is a federally chartered savings and loan association headquartered in Cleveland, Ohio that was organized in 1938. In May 1997, the Association reorganized into its current two-tier mutual holding company structure. The Association’s principal business consists of originating and servicing residential real estate mortgage loans and attracting retail savings deposits.

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

The Association attracts retail deposits from the general public in the areas surrounding its main office and its branch offices. It also utilizes its internet website and its customer service call center to generate loan applications and attract retail deposits. In addition to residential real estate mortgage loans, the Association originates residential construction loans. Prior to June 28, 2010, the Association also actively originated home equity loans and lines of credit. In connection with its home equity risk reduction program, in June 2010, originations of home equity loans and lines of credit were suspended. The Association retains in its portfolio a large portion of the loans that it originates. Loans that the Association sells consist primarily of long-term, fixed-rate residential real estate mortgage loans. Since June 2010, the volume of loan sales has decreased significantly as, to date, the Association has not adopted certain loan origination requirement changes affecting loan eligibility for sale as promulgated by Fannie Mae, effective July 1, 2010. The Association retains the servicing rights on all loans that it sells. The Association’s revenues are derived primarily from interest on loans and, to a lesser extent, interest on interest-bearing deposits in other financial institutions, deposits maintained at the Federal Reserve, federal funds sold, and investment securities, including mortgage-backed securities. The Association also generates revenues from fees and service charges. The Association’s primary sources of funds are deposits, borrowings, principal and interest payments on loans and securities and proceeds from loan sales.

The Association’s website address is www.thirdfederal.com. Filings of the Company made with the Securities and Exchange Commission are available for free on the Association’s website. Information on that website is not and should not be considered a part of this document.

Market Area

Third Federal Savings and Loan conducts its operations from its main office in Cleveland, Ohio, and from 39 additional, full-service branches and eight loan production offices located throughout the states of Ohio and Florida. In Ohio, the Association’s 22 full-service offices are located in the northeast Ohio counties of Cuyahoga, Lake, Lorain, Medina and Summit, four loan production offices are located in the central Ohio county of Franklin (Columbus, Ohio) and four loan production offices are located in the southern Ohio counties of Butler and Hamilton (Cincinnati, Ohio). In Florida, 17 full-service branches are located in the counties of Pasco, Pinellas, Hillsborough, Sarasota, Lee, Collier, Palm Beach and Broward. The economies and housing markets in Ohio and Florida have been negatively impacted by the current economic situation. Both states have experienced dramatic increases in foreclosures and reductions in employment rates and housing values. The depressed housing market and employment uncertainties have created consumer pessimism and apprehension, which is manifested in suppressed consumer housing demand.

The Association also provides savings products in all 50 states and first mortgage refinance loans in ten selected states outside of its branch footprint through its customer service call center and its internet site.

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

The majority of the Association’s deposits are held in its offices located in Cuyahoga County, Ohio. As of June 30, 2011 (the latest date for which information is publicly available), the Association had $4.88 billion of deposits in Cuyahoga County, and ranked second among all financial institutions with offices in the county in terms of deposits, with a market share of 12.96%. As of that date, the Association had $6.16 billion of deposits in the State of Ohio, and ranked 9th among all financial institutions in the state in terms of deposits, with a market share of 2.64%. As of June 30, 2011, the Association had $2.73 billion of deposits in the State of Florida, and ranked 22nd among all financial institutions in terms of deposits, with a market share of 0.66%.

During calendar 2009 and 2010 and extending into the current calendar year, the Federal Deposit Insurance Corporation (“FDIC”) administered the resolution of hundreds of troubled financial institutions and the Depository Insurance Fund (“DIF”) incurred significant losses and the reserves of the DIF were substantially depleted. This depletion has prompted re-examination of the method of assessing insured institutions and rebuilding the fund. Further, the Dodd-Frank Act, which was signed into law in July 2010, required that the FDIC amend its regulations to define “assessment base” as an insured institution’s average total assets minus average tangible equity during the assessment period. This revision had the effect of eliminating the funding cost advantage that borrowed funds generally had when compared to the funding cost associated with deposits. As a result, many financial institutions, including institutions that compete in our markets, have targeted retail deposit gathering as a more attractive funding source than borrowings, and have become more active and more competitive in their deposit product pricing. The combination of reduced demand by borrowers and more competition with respect to rates paid to depositors has created an increasingly difficult marketplace for attracting deposits, which could adversely affect future operating results.

From October 2010 through September 2011, the Association had the largest market share of conventional purchase mortgage loans originated in Cuyahoga County, Ohio. For the same period, it also had the largest market share of conventional purchase mortgage loans originated in the seven northeast Ohio counties which comprise the Cleveland and Akron metropolitan statistical areas. In addition, based on the same statistics, the Association has consistently been one of the six largest lenders in Franklin County (Columbus, Ohio) and Hamilton County (Cincinnati, Ohio) since it entered those markets in 1999.

The Association’s primary strategy for increasing and retaining its customer base is to offer competitive deposit and loan rates and other product features, delivered with exceptional customer service, in each of the markets it serves.

We rely on the Association’s more than 70-year history of serving its customers and the communities in which it operates, the Association’s high capital levels, and liquidity alternatives to maintain and nurture customer and marketplace confidence. The Company’s high capital ratio continues to reflect the beneficial impact of our April 2007 initial public offering, which raised net proceeds of $886 million. At September 30, 2011, our ratio of shareholders’ equity to total assets was 16.3%. Our liquidity alternatives include management and monitoring of the level of liquid assets held in our portfolio as well as the maintenance of alternative wholesale funding sources. At September 30, 2011, our liquidity ratio was 6.81% (which we compute as the sum of cash and cash equivalents plus unpledged investment securities for which ready markets exist, divided by total assets) and, through the Association, we had the ability to immediately borrow an additional $814.4 million from the Federal Home Loan Bank of Cincinnati (“FHLB of Cincinnati”) under existing credit arrangements along with $293.0 million from the Federal Reserve Bank of Cleveland (“Federal Reserve”). See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources.”

We continue to utilize a multi-faceted approach to support our efforts to instill customer and marketplace confidence. First, we provide thorough and timely information to all of our associates so as to prepare them for their day-to-day interactions with customers and other individuals who are not part of the Company. We believe that it is important that our customers and others sense the comfort level and confidence of our associates throughout their dealings. Second, we encourage our management team to maintain a presence and to be available in our branches and other areas of customer contact, so as to provide more opportunities for informal contact and interaction with our customers and community members. Third, our CEO remains accessible to both local and national media, as a spokesman for our institution as well as an observer and interpreter of financial marketplace situations and events. Fourth, we periodically include advertisements in local newspapers that display our strong capital levels and history of service. We also continue to emphasize our traditional tagline—“STRONG * STABLE * SAFE”—in our advertisements and branch displays. Finally, for customers who adhere to the old adage of trust but verify, we refer them to the safety/security rankings of a nationally recognized, independent rating organization that specializes in the evaluation of financial institutions, which has awarded Third Federal Savings and Loan its highest rating.

Lending Activities

The Association’s principal lending activity is the origination of first mortgage loans to purchase or refinance residential real estate. Its current policies generally provide that it will maintain between 40% and 70% of its assets in fixed-rate, residential real estate, first mortgage loans and up to 20% of its assets in adjustable-rate, residential real estate, first mortgage loans, subject to its liquidity levels and the credit demand of its customers. At September 30, 2011 adjustable-rate, residential real estate, first mortgage loans comprised 17% of total assets. We anticipate that the current 20% limit will be increased to reflect our desire to originate and hold more adjustable-rate mortgage loans in order to reduce interest rate risk. The Association also originates residential construction loans and prior to June 28, 2010 originated a significant amount of home equity loans and lines of credit. Refer to Monitoring and Limiting Our Credit Risk section in Item 7 for additional information regarding home equity loans and lines of credit. At September 30, 2011, residential real estate mortgage loans totaled $7.38 billion, or 74.1% of our loan portfolio, home equity loans and lines of credit totaled $2.49 billion, or 25.0% of our loan portfolio, and residential construction loans totaled $82.0 million, or 0.8% of our loan portfolio.

Loan Portfolio Composition. The following table sets forth the composition of the loan portfolio, by type of loan segregated by geographic location at the dates indicated, excluding loans held for sale. Construction loans are on properties located in Ohio and the balances of consumer loans are immaterial. Therefore, neither was segregated by geographic location.

	September 30,
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential non-Home Today(1)
Ohio	$5,691,614		$4,843,804		$4,582,542		$5,133,689		$4,732,374
Florida	1,269,242		1,168,701		1,285,426		1,105,836		970,936
Other	159,933		125,949		122,315		159,967		139,517

Total	7,120,789	71.5%	6,138,454	65.4%	5,990,283	64.0%	6,399,492	68.7%	5,842,827	71.5%
Residential Home Today
Ohio	252,879		268,983		279,835		291,386		292,642
Florida	10,784		10,940		11,128		11,070		10,695
Other	356		610		729		697		709

Total	264,019	2.6	280,533	3.0	291,692	3.1	303,153	3.3	304,046	3.7
Home equity loans and lines of credit(2)
Ohio	982,591		1,145,819		1,192,498		1,098,912		1,008,716
Florida	712,087		797,658		831,979		731,538		481,605
California	293,307		324,778		343,432		292,100		109,440
Other	503,213		580,435		615,094		365,504		268,138

Total	2,491,198	25.0	2,848,690	30.4	2,983,003	31.8	2,488,054	26.7	1,867,899	22.8
Construction	82,048	0.8	100,404	1.1	94,287	1.0	115,323	1.2	150,695	1.8
Consumer loans:
Automobile	0	0.0	1	0.0	35	0.0	1,044	0.0	5,627	0.1
Other loans	6,868	0.1	7,198	0.1	7,072	0.1	6,555	0.1	9,065	0.1

Total loans receivable	9,964,922	100.0%	9,375,280	100.0%	9,366,372	100.0%	9,313,621	100.0%	8,180,159	100.0%

Deferred loan fees, net	(19,854)		(15,283)		(10,463)		(14,596)		(19,174)
Loans in process	(37,147)		(45,008)		(41,076)		(46,493)		(62,167)
Allowance for loan losses	(156,978)		(133,240)		(95,248)		(43,796)		(25,111)

Total loans receivable, net	$9,750,943		$9,181,749		$9,219,585		$9,208,736		8,073,707

(1)	See the Residential Real Estate Mortgage Loans section which follows for a description of Home Today and non-Home Today loans.
(2)	Includes bridge loans (loans where borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).

Loan Portfolio Maturities. The following table summarizes the scheduled repayments of the loan portfolio at September 30, 2011. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in the fiscal year ending September 30, 2012. Maturities are based on the final contractual payment date and do not reflect the impact of prepayments and scheduled principal amortization.

Due During the Years Ending September 30,	Residential Real Estate		Home Equity Loans and Lines of Credit(1)	Construction Loans	Consumer And Other Loans	Total
	Non-Home Today	Home Today
	(In thousands)
2012	$9,516	$0	$5,505	$15,269	$5,580	$35,870
2013	8,293	0	2,469	6,278	0	17,040
2014	13,073	16	3,159	0	207	16,455
2015 to 2016	24,361	54	13,425	0	0	37,840
2017 to 2021	321,038	3,115	72,222	0	1,081	397,456
2022 to 2026	1,190,973	3,817	592,515	6,333	0	1,793,638
2027 and beyond	5,553,535	257,017	1,801,903	54,168	0	7,666,623

Total	$7,120,789	$264,019	$2,491,198	$82,048	$6,868	$9,964,922

(1)	Includes bridge loans (loans where borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at September 30, 2011 that are contractually due after September 30, 2012.

	Due After September 30, 2012
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
Residential non-Home Today	$5,282,138	$1,829,135	$7,111,273
Residential Home Today	263,788	231	264,019
Home Equity Loans and Lines of Credit(1)	75,815	2,409,878	2,485,693
Construction	43,638	23,141	66,779
Consumer Loans:
Other	1,288	0	1,288

Total	$5,666,667	$4,262,385	$9,929,052

(1)	Includes bridge loans (loans where borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).

Residential Real Estate Mortgage Loans. The Association’s primary lending activity is the origination of residential real estate mortgage loans. A comparison of 2011 data to the corresponding 2010 data and the Company’s expectations for 2012 can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.” The Association currently offers fixed-rate conventional mortgage loans with terms of 10 to 30 years that are fully amortizing with monthly loan payments, and adjustable-rate mortgage loans that amortize over a period of up to 30 years, provide an initial fixed interest rate for three or five years and then adjust annually. Effective March 11, 2009, the Association discontinued offering “interest only” residential real estate mortgage loans, where the borrower pays interest for an initial period (one, three or five years), after which the loan converts to a fully amortizing loan. At September 30, 2011, “interest only” residential real estate mortgage loans totaled $43.9 million.

Historically, residential real estate mortgage loans were generally underwritten according to Fannie Mae’s dollar limit requirements, and the Association referred to these loans that conform to such limits as “conforming loans.” Effective July 1, 2010, Fannie Mae, the Association’s primary loan investor, implemented certain loan origination requirement changes affecting loan eligibility that we did not adopt, which is explained below. The

Association generally originates both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Office of Federal Housing Enterprise Oversight, which is currently $417,000 and $625,000, respectively, for single-family homes in most of our lending markets. The Association also originates loans above the lending limit for conforming loans, which the Association refers to as “jumbo loans.” The Association generally underwrites jumbo loans in a manner similar to conforming loans. Jumbo loans are not uncommon in the Association’s market areas. During periods of high market activity, these jumbo loans are generally eligible for sale to various firms that specialize in purchasing non-conforming loans although, since the beginning of the 2008 recessionary period, there has been very limited activity with respect to the sale of non-conforming loans. The Association has not sold any jumbo loans since June 2005.

The Association has always considered the promotion of home ownership a primary goal. In that regard, it has historically offered affordable housing programs in all of its market areas. These programs are targeted toward low- and moderate-income home buyers. The Association’s primary program is called Home Today and is described in detail below. Prior to March 27, 2009, loans originated under the Home Today program had higher risk characteristics. The Association did not classify it as a sub-prime lending program based on the exclusion provided to community development loans in the Expanded Guidance for Sub-prime Lending issued by The Office of Thrift Supervision and the Office of the Comptroller of the Currency. During the last several years, attention has focused on sub-prime lending and its negative effect on borrowers and financial markets. Borrowers in the Home Today program are not charged higher fees or interest rates than non-Home Today borrowers. These loans are not interest only or negative amortizing and contain no low initial payment features or adjustable interest rates, which are features often associated with sub-prime lending. While the credit risk profiles of the Association’s borrowers in the Home Today program are generally higher risk than the credit risk profiles of its non-Home Today borrowers, the Association attempts to mitigate that higher risk through the use of private mortgage insurance and continued pre- and post-purchase counseling. The Association’s philosophy has been to provide borrowers the opportunity for home ownership within their financial means. Effective March 27, 2009, the Home Today underwriting guidelines were revised so as to be substantially the same as for the Association’s traditional first mortgage product.

Prior to March 27, 2009, through the Home Today program, the Association originated loans with its standard terms to borrowers who might not have otherwise qualified for such loans. After March 27, 2009 borrowers under the Home Today program are subject to substantially the same qualification requirements as non-Home Today borrowers. To qualify for the Association’s Home Today program, a borrower must complete financial management education and counseling and must be referred to the Association by a sponsoring organization with which the Association has partnered as part of the program. Borrowers must meet a minimum credit score threshold. The Association will originate loans with a loan-to-value ratio of up to 90% through its Home Today program, provided that any loan originated through this program with a loan-to-value ratio in excess of 80% must meet the underwriting criteria mandated by its private mortgage insurance carrier. Because the Association previously applied less stringent underwriting and credit standards to these loans, the vast majority of loans originated under the Home Today program generally have greater credit risk than our traditional residential real estate mortgage loans. Effective October 2007, the private mortgage insurance carrier that provides coverage for the Home Today loans with loan-to-value ratios in excess of 80% imposed more restrictive lending requirements that have decreased the volume of Home Today lending, which decrease we expect will continue. As of September 30, 2011, the Association had $264.0 million of loans outstanding that were originated through its Home Today program. Originations under the Home Today program have effectively stopped as a result of these new requirements. Home Today loans have a greater credit risk than traditional residential real estate mortgage loans. At September 30, 2011, of the loans that were originated under the Home Today program, 30.1% of which were delinquent 30 days or more in repayments, compared to 2.1% for the portfolio of non-Home Today loans as of that date. At September 30, 2011, $60.0 million of loans originated under the Home Today program were delinquent 90 days and over and $69.6 million of Home Today loans were non-accruing loans, representing 29.6% of total non-accruing loans as of that date. See “—Non-performing and Problem Assets—Delinquent Loans” for a discussion of the asset quality of this portion of the Association’s loan portfolio.

Prior to November 25, 2008 the Association also originated loans under its High loan-to-value (“High LTV”) program. These loans had initial loan-to-value ratios of 90% or greater and could be as high as 95%. To qualify for this program, the loan applicant was required to satisfy more stringent underwriting criteria (credit score, income qualification, and other criteria). Borrowers did not obtain private mortgage insurance with respect to these loans. High LTV loans were originated with higher interest rates than the Association’s other residential real estate loans. The Association believes that the higher credit quality of this portion of the portfolio offsets the risk of not requiring private mortgage insurance. While these loans were not initially covered by private mortgage insurance, the Association had negotiated with a private mortgage insurance carrier a contract under which, at the Association’s option, a pre-determined dollar amount of qualifying loans could be grouped and submitted to the carrier for pooled private mortgage insurance coverage. As of September 30, 2011, the Association had $269.7 million of loans outstanding that were originated through its High LTV program, $232.5 million of which the Association has insured through a mortgage insurance carrier. The High LTV program was suspended November 25, 2008.

For loans with loan-to-value ratios in excess of 80% but equal to or less than 90% (which are available only for purchase transactions), the Association requires private mortgage insurance, except that for adjustable-rate, first mortgage loans that meet enhanced credit qualification parameters, loan-to-value ratios of up to 85% may be obtained without private mortgage insurance. Loan-to-value ratios in excess of 80% are not available for refinance transactions except that for adjustable-rate, first mortgage loans that meet enhanced credit qualification parameters, loan-to-value ratios of up to 85% may be obtained without private mortgage insurance.

The Association actively monitors its interest rate risk position to determine the desirable level of investment in fixed-rate mortgages. Prior to July 2010, depending primarily on market interest rates and its capital and liquidity positions, the Association elected to: (1) retain all of its newly originated longer-term fixed-rate residential mortgage loans, (2) sell all or a portion of such loans in the secondary mortgage market to governmental entities such as Fannie Mae or other purchasers; or (3) securitize such loans by selling the loans in exchange for mortgage-backed securities. Securitized loans can be sold more readily to meet liquidity or interest rate risk management needs, and have a lower risk-weight than the underlying loans, which reduces the Association’s regulatory capital requirements. All of the loans that the Association sold or securitized during the five fiscal years ended September 30, 2011 were fixed-rate mortgage loans.

Effective July 1, 2010, Fannie Mae, historically the Association’s primary loan investor, implemented certain loan origination requirement changes affecting loan eligibility that, to date, we have not adopted. In reaching our current decision regarding implementation of the changes necessary to comply with Fannie Mae’s revised requirements, we considered that since 1991, the Association, employing only non-commissioned loan originators and utilizing a centralized underwriting process, had sold loans to Fannie Mae under a series of proprietary variances, or contract waivers, that were negotiated between us and Fannie Mae during the term of our relationship. These proprietary concessions related to certain loan file documentation and quality control procedures that, in our opinion, did not diminish in any way the credit quality of the loans that we delivered to Fannie Mae, but facilitated the efficiency and effectiveness of our operations and the quality and value of the loan products that we were able to offer to our borrowers. The credit quality of the loans that we delivered to Fannie Mae was consistently evidenced by the superior delinquency profile of our portfolio in peer performance comparisons prepared by Fannie Mae throughout the term of our relationship. In response to the tumult of the housing crisis that commenced in 2008, and with the objective of improving the credit profile its loan portfolio, Fannie Mae enacted many credit tightening measures, culminating in the effective elimination of proprietary variances and waivers, accompanied by the imposition of additional file documentation requirements and expanded quality control procedures. In addition to substantively changing Fannie Mae’s operating environment, effects of the housing crisis spread throughout the secondary residential mortgage market and resulted in a significantly altered operating framework for all secondary market participants. We believe that this dramatically altered operating framework offers opportunities for business process innovators to create new secondary market solutions especially as such opportunities pertain to high credit quality residential loans similar to those that we have traditionally originated. With the current uncertainty as to how the secondary market might be structured in the future, the Association has concluded that it is premature to incur the costs of the infrastructural changes to our operations (file documentation collection and additive quality control procedures) that would be necessary to fully comply with current Fannie Mae loan eligibility standards. In the near term, the Association expects to monitor secondary market developments and will continue to assess the merits of implementing the changes required to comply with Fannie Mae’s loan eligibility standards. As a result, the Association’s ability to reduce interest rate risk via our traditional loan sales of newly originated longer-term fixed rate residential loans is limited until the Association either changes its loan origination processes or Fannie Mae, Freddie Mac or other market participants revise their loan eligibility standards. In response to this situation, the Association developed, and on July 21, 2010, began marketing a new adjustable-rate mortgage loan product that provides the Association with improved interest rate risk characteristics when compared to a long-term, fixed-rate mortgage.

The Association currently retains the servicing rights on all loans sold in order to generate fee income and reinforce its commitment to customer service. These one- to four-family residential mortgage real estate loans were underwritten generally to Fannie Mae guidelines and comply with applicable federal, state and local laws. At the time of the closing of these loans the Association owned the loans and subsequently sold them to Fannie Mae and others providing normal and customary representations and warranties, including representations and warranties related to compliance, generally with Fannie Mae underwriting standards. At the time of sale, the loans were free from encumbrances except for the mortgages filed for by the Association which, with other underwriting documents, were subsequently assigned and delivered to Fannie Mae and others. For the fiscal years ended September 30, 2011 and 2010, the Association recognized servicing fees, net of amortization, related to these servicing rights of $11.4 million and $16.9 million, respectively. As of September 30, 2011 and 2010, the principal balance of loans serviced for others totaled $5.43 billion and $7.04 billion, respectively. At September 30, 2011, substantially all of the loans serviced for Fannie Mae and others were performing in accordance with their contractual terms and management believes that it has no material repurchase obligations associated with these loans. During the fiscal years ended September 30, 2011 and 2010, the Association repurchased $1.4 million and $25.0 million, respectively of loans previously sold to Fannie Mae and others. Of these repurchases, $0.1 million and $0.9 million, respectively, were non-recourse loans that were not performing in accordance with the terms of their agreements, while $0.3 million and $0.3 million, respectively were loans sold to Fannie Mae with recourse. The remaining repurchases, $1.0 million and $23.8 million, respectively, were performing loans (all current) that were identified as ineligible, due primarily to debt-to-income ratio exceptions, during post-sale loan file reviews. Additionally, during the fiscal years ended September 30, 2011 and 2010, we provided loss reimbursement to Fannie Mae, pursuant to post-disposition file reviews, on five loans and one loan, respectively, realizing losses of $448 thousand and $75 thousand, respectively.

The Association currently offers “Smart Rate” adjustable-rate mortgage loan products secured by residential properties with interest rates that are fixed for an initial period of three or five years, after which the interest rate generally resets every year based upon a contractual spread or margin above the Prime Rate as published in the Wall Street Journal. These adjustable-rate mortgages provide the borrower with an attractive rate reset option, based on the Association’s then current lending rates. Prior to July 2010, the Association’s adjustable-rate mortgage loan products secured by residential properties offered interest rates that were fixed for an initial period ranging from one year to five years, after which the interest rate generally reset every year based upon a contractual spread or margin above the average yield on U.S. Treasury securities, adjusted to a constant maturity of one year, as published weekly by the Federal Reserve Board (“Traditional ARM”). All of the Association’s adjustable-rate mortgage loans are subject to periodic and lifetime limitations on interest rate changes. Prior to March 11, 2009, the Association offered mortgage loans where the borrower paid only interest for a portion of the loan term (“Interest-only ARM”). All of its adjustable-rate mortgage loans with initial fixed-rate periods of one, three or five years have initial and periodic caps of two percentage points on interest rate changes, with a cap of six percentage points for the life of the loan for Traditional ARM and Interest-only ARM loans and five or six percentage points for the life of Smart Rate loans. Previously, the Association also offered Traditional ARM loans with an initial fixed-rate period of seven years. Loans originated under that program, which was discontinued in August 2007, had an initial cap of five percentage points on the changes in interest rate, with a two percentage point cap on subsequent changes and a cap of five percentage points for the life of the loan. Many of the borrowers who select adjustable-rate mortgage loans have shorter-term credit needs than those who select long-term, fixed-rate mortgage loans. The Association will permit borrowers to convert non-”Smart Rate” adjustable-rate mortgage loans into fixed-rate mortgage loans at no cost to the borrower. The Association has never offered “Option ARM” loans, where borrowers can pay less than the interest owed on their loan, resulting in an increased principal balance during the life of the loan.

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

The Association requires title insurance on all of its residential real estate mortgage loans The Association also requires that borrowers maintain fire and extended coverage casualty insurance (and, if appropriate, flood insurance up to $250 thousand) in an amount at least equal to the lesser of the loan balance or the replacement cost of the improvements. A majority of its residential real estate mortgage loans have a mortgage escrow account from which disbursements are made for real estate taxes and flood insurance. The Association does not conduct environmental testing on residential real estate mortgage loans unless specific concerns for hazards are identified by the appraiser used in connection with the origination of the loan.

Home Equity Loans and Home Equity Lines of Credit. Prior to June 28, 2010, the Association offered home equity loans and home equity lines of credit, which were primarily secured by a second mortgage on residences. The Association also offered a home equity lending product that was secured by a third mortgage, although the Association only originated this loan to borrowers where the Association also held the second mortgage. Following a series of progressively restrictive modifications with respect to geography, qualification requirements and features, effective June 28, 2010 and except for bridge loans as described later in this paragraph, the Association discontinued offering home equity loans and home equity lines of credit and initiated a home equity lending reduction plan (“Reduction Plan”), the objective of which is to reduce the Association’s exposure (measured against tier 1 capital plus allowance for loan losses) to the credit risk inherent in home equity lending products. The Reduction Plan was accepted by the Association’s primary regulator. The Reduction Plan’s performance period is June 30, 2010 through December 31, 2011. In May 2011 the Reduction Plan’s December 31, 2011 targets were met. At September 30, 2011 and 2010, home equity loans totaled $206.2 million, or 2.1% and $250.8 million, or 2.7%, respectively, of total loans receivable (which includes $122.9 million, and $130.2 million respectively, of home equity lines of credit which are in the amortization period and no longer eligible to be drawn upon), and home equity lines of credit totaled $2.28 billion, or 22.8%, and $2.59 billion, or 27.6%, respectively, of total loans receivable. Additionally, at September 30, 2011 and 2010, the unadvanced amounts of home equity lines of credit totaled $1.46 billion and $2.12 billion, respectively. The only home equity lending products that the Association continues to offer are bridge loans, where a borrower can utilize the existing equity in their current home to fund the purchase of a new home before the current home is sold. As of September 30, 2011, bridge loans totaled $4.6 million, or 0.1% of total loans receivable.

When offered, the underwriting standards for home equity loans and home equity lines of credit included an evaluation of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. Prior to June 28, 2010, through a series of modifications and program adjustments, the home equity lending parameters became increasingly restrictive and included the additional evaluation of the applicant’s employment and income verification. From a geographic perspective, product offerings peaked in 2008 when offers were extended (primarily via direct mail) to targeted borrowers in 18 states. Generally, the least restrictive qualification and the most attractive product features from a borrower’s perspective were in place during portions of fiscal 2006 and 2007, when combined loan-to-value ratios of up to 89.99% were permitted, minimum credit scores extended to 620, maximum loan amounts reached $250,000 and pricing for lines of credit reached Prime minus 1.01% when drawn balances exceeded $50,000. The Association originated its home equity loans and home equity lines of credit without application fees (except for bridge loans) or borrower-paid closing costs. Home equity loans were offered with fixed interest rates, were fully amortizing and had terms of up to 15 years. The Association’s home equity lines of credit were offered with adjustable rates of interest indexed to the prime rate, as reported in The Wall Street Journal. The Association’s Lowest Rate Guarantee program provided that, subject to the terms and conditions of the guarantee program, if a loan applicant or current home equity line of credit borrower found and qualified for a better interest rate on a similar product with another lender, the Association would offer a lower rate or, if the borrower closed under the rate and terms presented with respect to the other lender, the Association paid the loan applicant or borrower $1,000.

Bridge loans are originated for a one-year term, with no prepayment penalties. These loans have fixed interest rates, and are currently limited to a combined 80% loan-to-value ratio (first and second mortgage liens). The Association charges a closing fee with respect to bridge loans.

The following table sets forth credit exposure, principal balance, percent delinquent 90 days or more, the mean combined loan-to-value (“CLTV”) percent at the time of origination and the current CLTV percent of our home equity loans, home equity lines of credit and bridge loan portfolio as of September 30, 2011. Home equity lines of credit in the draw period are by geographical distribution:

	Credit Exposure	Principal Balance	Percent Delinquent 90 days or more	Mean CLTV Percent at Origination(2)	Current Mean CLTV Percent(3)
	(Dollars in thousands)
Home equity lines of credit in draw period (by state):
Ohio	$1,697,314	$878,867	0.71%	62%	73%
Florida	971,309	697,069	2.13%	63%	97%
California	374,936	272,957	0.47%	68%	85%
Other(1)	693,438	431,489	0.66%	64%	73%

Total home equity lines of credit in draw period	3,736,997	2,280,382	1.11%	63%	79%
Home equity lines in repayment, home equity loans and bridge loans	210,816	210,816	5.26%	66%	69%

Total	$3,947,813	$2,491,198	1.47%	63%	78%

(1)	No individual state has a committed or drawn balance greater than 5% of the total.
(2)	Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.
(3)	Current Mean CLTV is based on best available first mortgage and property values as of September 30, 2011. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.

At September 30, 2011, 43% of our home equity lending portfolio was either in first lien position (24%) or was in a subordinate (second) lien position behind a first lien that we held (6%) or behind a first lien that was held by a loan that we serviced for others (13%). In addition, at September 30, 2011, 20% of our home equity line of credit portfolio makes only the minimum payment on their outstanding line balance.

The following table sets forth credit exposure, principal balance, percent delinquent 90 days or more, the mean CLTV percent at the time of origination and the current mean CLTV percent of our home equity loans, home equity lines of credit and bridge loan portfolio as of September 30, 2011. Home equity lines of credit in the draw period are by the year originated:

	Credit Exposure	Principal Balance	Percent Delinquent 90 days or more	Mean CLTV Percent at Origination(1)	Current Mean CLTV Percent(2)
	(Dollars in thousands)
Home equity lines of credit in draw period:
2000 and prior	$392,517	$186,534	0.85%	48%	64%
2001	86,032	49,442	1.29%	67%	70%
2002	212,546	109,605	1.72%	64%	68%
2003	316,248	169,753	1.47%	68%	73%
2004	198,205	114,146	2.14%	68%	79%
2005	140,227	87,357	2.41%	68%	88%
2006	329,438	221,218	2.01%	66%	96%
2007	507,248	368,448	1.42%	68%	96%
2008	1,047,128	703,176	0.54%	64%	80%
2009	464,949	250,818	0.22%	56%	67%
2010	42,377	19,881	0.36%	59%	65%
2011(3)	82	4	0.00%	78%	79%

Total home equity lines of credit in draw period	3,736,997	2,280,382	1.11%	63%	79%
Home equity lines in repayment, home equity loans and bridge loans	210,816	210,816	5.26%	66%	69%

Total	$3,947,813	$2,491,198	1.47%	63%	78%

(1)	Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.
(2)	Current Mean CLTV is based on best available first mortgage and property values as of September 30, 2011. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.
(3)	Amounts represent a home equity line of credit that was originated in 2009, and that was closed in error and subsequently reopened in 2011.

In general, the home equity line of credit product is characterized by a ten year draw period followed by a ten year repayment period, however, prior to June 2010 (when we suspended new home equity lending), there were two types of transactions that could result in a draw period that extended beyond ten years. The first transaction involved customer requests for increases in the amount of their home equity line of credit. When the customer’s credit performance and profile supported the increase, the draw period term was reset for the ten year period following the date of the increase in the home equity line of credit amount. A second transaction that impacted the draw period involved extensions. For a period of time prior to June 2008, Third Federal Savings and Loan had a program that evaluated home equity lines of credit that were nearing the end of their draw period and made a determination as to whether or not the customer should be offered an additional ten year draw period. If the account and customer met certain pre-established criteria, an offer was made to extend the otherwise expiring draw period by ten years from the date of the offer. If the customer chose to accept the extension, the origination date of the account remained unchanged but the account would have a revised draw period that was extended by ten years. As a result of these two programs, the reported draw periods for certain home equity line of credit accounts exceed ten years.

As shown in the table above, the percent of seriously delinquent loans originated in calendar years 2004 through 2006 is comparatively higher than the others. Those years saw rapidly increasing housing prices, especially in our Florida market. As the housing prices have declined along with the general economic downturn coupled with higher unemployment, we see that reflected in those years. Equity lines of credit originated during those years also saw higher loan amounts, higher permitted loan-to-value ratios, and lower credit scores. Reflective of the general decrease in housing values since 2006, Current Mean CLTV percentages are higher than the Mean CLTV percentages at Origination,

In light of the weak housing market, the current level of delinquencies and the instability in employment and economic prospects, we currently conduct an expanded loan level evaluation of our equity lines of credit which are delinquent 90 days or more.

The following table sets forth the breakdown of current mean CLTV percentages for our home equity lines of credit in the draw period as of September 30, 2011.

	Credit Exposure	Principal Balance	% of Total	Percent Delinquent 90 days or more	Mean CLTV Percent at Origination	Current Mean CLTV Percent
	(Dollars in thousands)
Home equity lines of credit in draw period (by current mean CLTV):
< 80%	$1,927,209	$956,573	42.0%	0.59%	52%	54%
80 - 89.9%	536,908	320,215	14.0%	0.70%	73%	85%
90 - 100%	317,951	234,936	10.3%	1.15%	76%	95%
> 100%	746,848	645,776	28.3%	2.27%	78%	133%
Unknown	208,081	122,882	5.4%	0.01%	62%	(1)

	$3,736,997	$2,280,382	100.0%	1.11%	63%	79%

(1)	—Market data necessary for stratification is not readily available.

Construction Loans. The Association originates construction loans for the purchase of developed lots and for the construction of single-family residences. Construction loans are offered to individuals for the construction of their personal residences by a qualified builder (construction/permanent loans), and to qualified builders (builder loans). At September 30, 2011, construction loans totaled $82.0 million, or 0.8% of total loans receivable. At September 30, 2011, the unadvanced portion of these construction loans totaled $37.1 million.

The Association’s construction/permanent loans generally provide for disbursements to the builder or sub-contractors during the construction phase as work progresses. During the construction phase, the borrower only pays interest on the drawn balance. Upon completion of construction, the loan converts to a permanent amortizing loan without the expense of a second closing. The Association offers construction/permanent loans with fixed or adjustable rates, and a current maximum loan-to-completed-appraised value ratio of 80%. At September 30, 2011, the Association’s construction/permanent loans totaled $60.5 million, or 0.6% of total loans receivable.

The Association’s builder loans consist of loans for homes that have been pre-sold as well as loans to developers that build homes before a buyer has been identified. The Association does not make land loans to developers for the acquisition and development of raw land. Construction loans to developers are currently limited to an 80% loan-to-completed-appraised value ratio for homes that are under contract for purchase and a 70% loan-to-completed-appraised value ratio for loans where no buyer has been identified. The interest rates are based on and adjust with the prime rate of interest, and are for terms of up to two years. Effective August 30, 2011, the Association made the strategic decision to exit the commercial construction business and ceased accepting new builder relationships. Existing builder commitments will be honored for a period not longer than

1 year, giving our customers the ability to secure new borrowing relationships. The builder loan portfolio as of September 30, 2011 is $15.4 million, which represents a 28% decrease from September 30, 2010. The portfolio is now considered to be in runoff.

Prior to exiting the commercial construction business, before making a commitment to fund a construction loan, the Association required an appraisal of the property by an independent licensed appraiser. The Association generally reviewed and inspected each property before disbursement of funds during the term of the construction loan.

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

Loan Originations, Purchases, Sales, Participations and Servicing. Lending activities are conducted primarily by the Association’s loan personnel (all of whom are salaried employees) operating at our main and branch office locations and at our loan production offices. All loans that the Association originates are underwritten pursuant to its policies and procedures, which are generally consistent with Fannie Mae underwriting guidelines to the extent applicable, subject to the discussion below. The Association originates both adjustable-rate and fixed-rate loans and advertises extensively throughout its market area. Its ability to originate fixed- or adjustable-rate loans is dependent upon the relative customer demand for such loans, which is affected by current market interest rates as well as anticipated future market interest rates. The Association’s loan origination and sales activity may be adversely affected by a rising interest rate environment or economic recession, which typically results in decreased loan demand. Most of the Association’s residential real estate mortgage loan originations are generated by its in-house loan representatives, by referrals from existing or past customers, by referrals from local builders and real estate brokers, from calls to its telephone call center and from the internet. From 2005 to October 2010, the Association maintained a relationship with one mortgage broker, which is affiliated with a national builder. During the fiscal year ended September 30, 2010, the Association originated $26.3 million of loans through that relationship. All such loans were underwritten to conform to the Association’s loan underwriting policies and procedures. In October 2010, this relationship was suspended due to limited activity.

The Association decides whether to retain the loans that it originates, sell loans in the secondary market or securitize loans after evaluating current and projected market interest rates, its interest rate risk objectives, its liquidity needs and other factors. The Association sold $33.6 million of residential real estate mortgage loans (all fixed-rate loans, with 15 to 30-year terms) during the fiscal year ended September 30, 2011. As described in the preceding Residential Real Estate Mortgage Loans section, effective July 1, 2010, Fannie Mae, historically the Association’s primary loan investor, implemented certain loan origination requirement changes affecting loan eligibility that, to date, we have not adopted. Accordingly, the Association’s ability to reduce interest rate risk via our traditional loan sales of newly originated longer-term fixed rate residential loans is limited until either the Association changes its loan origination processes or Fannie Mae, Freddie Mac or other market participants revise their loan eligibility standards. Inasmuch as we have not changed our traditional underwriting standards, the Association had no loans committed for sale in the secondary market at September 30, 2011. The fixed-rate mortgage loans that the Association originated and retained during the fiscal year ended September 30, 2011 consisted primarily of loans with 30-year terms.

Historically, the Association has retained the servicing rights on all residential real estate mortgage loans that it has sold, and intends to continue this practice in the future. At September 30, 2011, the Association serviced loans owned by others with a principal balance of $5.43 billion, of which $6.9 million of loans sold to Fannie Mae remain subject to recourse. All recourse sales occurred prior to the year 2000. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. The Association retains a portion of the interest paid by the borrower on the loans it services as consideration for its servicing activities. The Association did not enter into any loan participations during the fiscal year ended September 30, 2011 and does not expect to do so in the near future.

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

The Association’s policies and loan approval limits are established by its board of directors. The Association’s Board of Directors has delegated authority to its Executive Committee (consisting of the Association’s Chief Executive Officer and two directors) to review and assign lending authorities to certain individuals of the Association to consider and approve loans within their designated authority. Residential real estate mortgage loans and construction loans in amounts above $625,000 require the approval of two individuals with designated underwriting authority. Loans in amounts below $625,000 require the approval of one individual with designated underwriting authority.

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

Loans are automatically placed on non-accrual status when payment of principal or interest is more than 90 days delinquent. Loans are also placed on non-accrual status if collection of principal or interest in full is in doubt or if prior to the loan being restructured, it was in non-accrual status. When loans are placed on a non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received. The loan may be returned to accrual status if unpaid principal and interest are repaid so that the loan is less than 90 days delinquent or it shows performance according to the terms of the restructuring agreement for a period of at least six months after modification.

The table below sets forth the recorded investments and categories of our non-performing assets and troubled debt restructurings at the dates indicated.

	September 30,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
Residential non-Home Today	$125,014	$135,109	$99,576	$43,717	$21,627
Residential Home Today	69,602	91,985	84,284	63,362	55,347
Home equity loans and lines of credit(1)	36,872	54,481	59,762	54,856	31,728
Construction	3,770	4,994	11,553	10,773	4,631
Consumer and other loans	0	1	1	0	0

Total non-accrual loans(2)(3)	235,258	286,570	255,176	172,708	113,333

Real estate owned	19,155	15,912	17,697	14,108	9,903
Other non-performing assets	0	0	0	0	0

Total non-performing assets	$254,413	$302,482	$272,873	$186,816	$123,236

Ratios:
Total non-accrual loans to total loans	2.37%	3.08%	2.74%	1.87%	1.40%
Total non-accrual loans to total assets	2.16%	2.59%	2.41%	1.60%	1.10%
Total non-performing assets to total assets	2.34%	2.73%	2.57%	1.73%	1.20%
Troubled debt restructurings: (not included in non-accrual loans above)
Real estate loans:
Residential non-Home Today	$50,841	$39,167	$21,278	$640	$0
Residential Home Today	67,240	47,601	20,817	225	0
Home equity loans and lines of credit(1)	2,171	3,430	2,301	0	0
Construction	863	0	0	0	0
Consumer and other loans	0	0	0	0	0

Total	$121,115	$90,198	$44,396	$865	$0

(1)	Includes bridge loans (loans where borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).
(2)	At September 30, 2011 and 2010 includes $16.5 million and $32.2 million, respectively, in troubled debt restructurings which are current but included with non-accrual loans for a minimum period of six months from the restructuring date due to their non-accrual status prior to restructuring. At the fiscal year ends prior to September 30, 2010, troubled debt restructurings that would have remained in non-accrual due to their accrual status prior to restructuring were not material and therefore were not included with non-accrual loans at those reporting dates.
(3)	Includes $28.6 million, $12.3 million, $1.9 million and $260 thousand in troubled debt restructurings that are 90 days or more past due as of September 30, 2011, 2010, 2009 and 2008, respectively.

The gross interest income that would have been recorded during the year ended September 30, 2011 on nonaccrual loans if they had been accruing during the entire period and troubled debt restructurings if they had been current and performing in accordance with their original terms during the entire period would have been $19.5 million. The interest income recognized on those loans included in net income for the year ended September 30, 2011 was $9.3 million.

At September 30, 2011, 2010, 2009 and 2008 respectively, the recorded investment of impaired loans includes $129.1 million, $98.8 million, $50.8 million, and $5.2 million of accruing loans of which $121.1 million, $90.2 million, $44.4 million, and $0 are troubled debt restructurings and $8.0 million, $8.6 million, $6.4 million, and $5.2 million of loans that are returned to accrual status when contractual payments are less than 90 days past due and continue to be individually evaluated for impairment until contractual payments are less than 30 days past due. At September 30, 2011, 2010, 2009 and 2008, respectively, the recorded investment of non-accrual loans includes

$24.6 million, $44.7 million, $87.2 million, and $61.6 million that are not included in the recorded investment of impaired loans because they are included in loans collectively evaluated for impairment.

In response to the economic challenges facing many borrowers, the level of loan modifications has increased, resulting in $166.2 million of total (accrual and non-accrual) troubled debt restructurings recorded at September 30, 2011, a $31.5 million increase from September 30, 2010. Of the $166.2 million of troubled debt restructurings recorded at September 30, 2011, $68.1 million is in the residential, non-Home Today portfolio and $93.8 million is in the Home Today portfolio.

Debt restructuring is a method being increasingly used to help families keep their homes and preserve our neighborhoods. This involves making changes to the borrowers’ loan terms through capitalization of delinquent payments; interest rate reductions, either for a specific period or for the remaining term of the loan; term extensions including beyond that provided in the original agreement; or some combination of the above. These loans are measured for impairment based on the present value of expected future cash flows discounted at the effective interest rate of the original loan contract. Any shortfall is recorded as an individually evaluated general valuation reserve as part of the allowance for loan losses. We evaluate these loans using the expected future cash flows because we expect the borrower, and not liquidation of the collateral, to be the source of repayment for the loan. A loan modified as a troubled debt restructuring is reported as a troubled debt restructuring for a minimum of one year. After one year, a loan may no longer be included in the balance of troubled debt restructurings if the loan was modified to yield a market rate for loans of similar credit risk at the time of restructuring and the loan is not impaired based on the terms of restructuring agreement. The majority of our modifications do not meet these criteria.

The following table sets forth the recorded investments of accrual and non-accrual troubled debt restructured loans, by the types of concessions granted as of September 30, 2011.

	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Modifications	Total
	(In thousands)
Accrual
Residential non-Home Today	$14,710	$2,340	$15,452	$10,408	$7,931	$50,841
Residential Home Today	19,281	192	10,273	28,072	9,422	67,240
Home equity loans and lines of credit	33	959	858	218	103	2,171
Construction	0	863	0	0	0	863

Total	$34,024	$4,354	$26,583	$38,698	$17,456	$121,115

Non-Accrual, Performing
Residential non-Home Today	$1,941	$12	$2,119	$2,424	$0	$6,496
Residential Home Today	4,992	109	3,583	823	110	9,617
Home equity loans and lines of credit	90	0	0	99	163	352
Construction	0	0	0	0	0	0

Total	$7,023	$121	$5,702	$3,346	$273	$16,465

Non-Accrual, Non-Performing
Residential non-Home Today	$2,989	$1,720	$1,689	$2,121	$2,237	$10,756
Residential Home Today	6,196	703	7,094	2,683	239	16,915
Home equity loans and lines of credit	0	610	336	0	0	946
Construction	0	0	0	0	0	0

Total	$9,185	$3,033	$9,119	$4,804	$2,476	$28,617

Total Troubled Debt Restructurings
Residential non-Home Today	$19,640	$4,072	$19,260	$14,953	$10,168	$68,093
Residential Home Today	30,469	1,004	20,950	31,578	9,771	93,772
Home equity loans and lines of credit	123	1,569	1,194	317	266	3,469
Construction	0	863	0	0	0	863

Total	$50,232	$7,508	$41,404	$46,848	$20,205	$166,197

Troubled debt restructurings in accrual status are loans accruing interest and performing according to the terms of the restructuring. To be performing, a loan must be less than 90 days past due as of the report date. Non-accrual, performing status indicates that a loan was not accruing interest at the time of modification, continues to not accrue interest and is performing according to the terms of the restructuring, but has not been current for at least six months since its modification. Non-accrual, non-performing status includes loans that are not accruing interest because they are greater than 90 days past due and therefore not performing according to the terms of the restructuring.

During the last 37 months, 43% of loans modified through our restructuring program are for borrowers who are current on their loans but who request a modification due to a recent or impending event that has caused or will cause a temporary financial strain and who receive concessions that would otherwise not be considered.

The recorded investment of loans in accrual status as of September 30, 2011 are set forth in the following table as having a modification agreement date less than one year old or greater than or equal to one year old.

	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Modifications	Total
	(In thousands)
Accruing Modifications Less Than One Year Old
Residential non-Home Today	$5,689	$658	$3,929	$1,079	$4,602	$15,957
Residential Home Today	4,454	91	2,614	3,906	7,897	18,962
Home equity loans and lines of credit	33	0	427	70	103	633
Construction	0	0	0	0	0	0

Total	$10,176	$749	$6,970	$5,055	$12,602	$35,552

Accruing Modifications Greater Than or Equal to One Year Old
Residential non-Home Today	$9,021	$1,682	$11,523	$9,330	$3,329	$34,885
Residential Home Today	14,827	101	7,659	24,166	1,525	48,278
Home equity loans and lines of credit	0	959	431	147	0	1,537
Construction	0	863	0	0	0	863

Total	$23,848	$3,605	$19,613	$33,643	$4,854	$85,563

Delinquent Loans. The following tables set forth the number and recorded investment in loan delinquencies by type, segregated by geographic location and by severity of delinquency at the dates indicated. Construction loans are on properties located in Ohio and the balances of consumer and other loans are immaterial; therefore neither was segregated.

	Loans Delinquent For				Total
	30-89 Days		90 Days or Over
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At September 30, 2011
Real estate loans:
Residential non-Home Today
Ohio	204	$20,315	529	$62,340	733	$82,655
Florida	37	8,438	272	55,700	309	64,138
Other	3	574	4	477	7	1,051

Total Residential non-Home Today	244	29,327	805	118,517	1,049	147,844

Residential Home Today
Ohio	213	18,395	634	57,664	847	76,059
Florida	11	1,135	25	2,321	36	3,456

Total Residential Home Today	224	19,530	659	59,985	883	79,515

Home equity loans and lines of credit(1)
Ohio	158	5,457	227	10,553	385	16,010
Florida	103	7,408	149	16,211	252	23,619
California	18	1,789	20	2,207	38	3,996
Other	36	2,771	81	7,550	117	10,321

Total Home equity loans and lines of credit	315	17,425	477	36,521	792	53,946

Construction	1	72	20	3,770	21	3,842
Other loans	0	0	0	0	0	0

Total	784	$66,354	1,961	$218,793	2,745	$285,147

	Loans Delinquent For				Total
	30-89 Days		90 Days or Over
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At September 30, 2010
Real estate loans:
Residential non-Home Today
Ohio	215	$21,182	582	$68,845	797	$90,027
Florida	42	8,597	244	51,765	286	60,362
Other	5	902	4	991	9	1,893

Total Residential non-Home Today	262	30,681	830	121,601	1,092	152,282

Residential Home Today
Ohio	230	20,879	807	72,265	1,037	93,144
Florida	9	927	26	2,566	35	3,493

Total Residential Home Today	239	21,806	833	74,831	1,072	96,637

Home equity loans and lines of credit(1)
Ohio	223	6,830	354	16,255	577	23,085
Florida	118	9,979	233	23,277	351	33,256
California	16	1,401	27	3,584	43	4,985
Other	49	3,167	111	10,832	160	13,999

Total Home equity loans and lines of credit	406	21,377	725	53,948	1,131	75,325

Construction	2	558	31	3,980	33	4,538
Other loans	0	0	2	1	2	1

Total	909	$74,422	2,421	$254,361	3,330	$328,783

	Loans Delinquent For				Total
	30-89 Days		90 Days or Over
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At September 30, 2009
Real estate loans:
Residential non-Home Today
Ohio	212	$22,064	564	$59,146	776	$81,210
Florida	40	8,545	177	39,493	217	48,038
Other	1	181	4	937	5	1,118

Total Residential non-Home Today	253	30,790	745	99,576	998	130,366

Residential Home Today
Ohio	288	24,865	888	81,777	1,176	106,642
Florida	8	841	25	2,507	33	3,348

Total Residential Home Today	296	25,706	913	84,284	1,209	109,990

Home equity loans and lines of credit(1)
Ohio	289	9,261	406	20,167	695	29,428
Florida	127	10,704	224	23,118	351	33,822
California	21	2,007	37	4,325	58	6,332
Other	54	4,281	126	12,152	180	16,433

Total Home equity loans and lines of credit	491	26,253	793	59,762	1,284	86,015

Construction	7	1,454	56	11,553	63	13,007
Other loans	2	0	3	1	5	1

Total	1,049	$84,203	2,510	$255,176	3,559	$339,379

	Loans Delinquent For				Total
	30-89 Days		90 Days or Over
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At September 30, 2008
Real estate loans:
Residential non-Home Today
Ohio	250	$22,836	375	$33,636	625	$56,472
Florida	33	7,499	46	9,762	79	17,261
Other	4	895	1	318	5	1,213

Total Residential non-Home Today	287	31,230	422	43,716	709	74,946

Residential Home Today
Ohio	320	28,751	673	61,950	993	90,701
Florida	10	1,117	15	1,412	25	2,529

Total Residential Home Today	330	29,868	688	63,362	1,018	93,230

Home equity loans and lines of credit(1)
Ohio	357	12,431	420	20,302	777	32,733
Florida	128	9,718	242	23,023	370	32,741
California	12	1,078	17	1,968	29	3,046
Other	49	3,685	117	9,563	166	13,248

Total Home equity loans and lines of credit	546	26,912	796	54,856	1,342	81,768

Construction	4	753	57	10,773	61	11,526
Other loans	4	0	0	1	4	1

Total	1,171	$88,763	1,963	$172,708	3,134	$261,471

	Loans Delinquent For				Total
	30-89 Days		90 Days or Over
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At September 30, 2007
Real estate loans:
Residential non-Home Today
Ohio	266	$20,686	233	$19,367	499	$40,053
Florida	11	2,365	11	2,260	22	4,625
Other	1	97	0	0	1	97

Total Residential non-Home Today	278	23,148	244	21,627	522	44,775

Residential Home Today
Ohio	285	25,988	593	54,778	878	80,766
Florida	7	639	7	569	14	1,208

Total Residential Home Today	292	26,627	600	55,347	892	81,794

Home equity loans and lines of credit(1)
Ohio	374	13,518	311	15,438	685	28,956
Florida	102	7,586	61	5,144	163	12,730
California	8	768	19	1,920	27	2,688
Other	52	3,128	109	9,226	161	12,354

Total Home equity loans and lines of credit	536	25,000	500	31,728	1,036	56,728

Construction	5	591	30	4,631	35	5,222
Other loans	20	0	0	1	20	1

Total	1,131	$75,366	1,374	$113,334	2,505	$188,520

(1)	Includes bridge loans (loans where borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).

Total loans delinquent 90 days and over (seriously delinquent) have decreased 14% to $218.8 million at September 30, 2011, from $254.4 million at September 30, 2010. Seriously delinquent loans decreased in all portfolios: residential non-Home Today portfolio $3.1 million, or 2.5%; residential Home Today portfolio $14.8 million, or 19.8%; home equity loans and lines of credit portfolio $17.4, or 32.3%; and construction portfolio $210 thousand, or 5.3%. The inability of borrowers to repay their loans is primarily a result of high unemployment and uncertain economic prospects in our primary lending markets. Inasmuch as job losses and unemployment levels both remain at elevated levels, we expect some borrowers who are current on their loans at September 30, 2011 to experience payment problems in the future. The excess number of housing units available for sale in the market today also may limit their ability to sell a home they can no longer afford. In Florida, housing values continue to remain depressed due to prior rapid building and speculation, which is now resulting in considerable inventory on the market and may limit a borrower’s ability to sell a home. As a result, we expect the level of loans delinquent 90 days and over will remain elevated in the foreseeable future.

Real Estate Owned. Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until sold. When property is acquired, it is recorded at the lower of cost or estimated fair market value at the date of foreclosure, establishing a new cost basis. Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions. Holding costs and declines in estimated fair market value result in charges to expense after acquisition. At September 30, 2011, we had $19.2 million in real estate owned.

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

When we classify assets as either substandard or doubtful, we allocate a portion of the related general loss allowances to such assets as we deem prudent. The allowance for loan losses is the amount estimated by management as necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. When we classify a problem asset as loss, we provide a specific reserve for that portion of the asset that is uncollectible. Our determinations as to the classification of our assets and the amount of our loss allowances are subject to review by our primary federal regulator, the Office of the Comptroller of the Currency (“OCC”), which can require that we establish additional loss allowances. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of our review of assets at September 30, 2011, the recorded investment of classified assets consists of substandard assets of $207.0 million, including $19.2 million of real estate owned, loss assets, fully reserved, of $55.4 million, and $13.6 million of assets designated special mention. As of September 30, 2011, there were no individual assets classified as substandard with balances exceeding $1 million. Substandard and loss assets at September 30, 2011 include $218.8 million of loans 90 or more days past due and $24.4 million of loans less than 90 days past due displaying a weakness sufficient to warrant an adverse classification, the majority of which are troubled debt restructurings.

Impaired Loans. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest according to the contractual terms of the loan agreement. During the year ended September 30, 2008, the Company changed the population of loans that it individually evaluates for impairment to include real estate secured loans 180 days or more past due, except home equity lines of credit, which it evaluates at 90 or more days past due. During the year ended September 30, 2011, the Company included equity loans, bridge loans and troubled debt restructurings with loans evaluated at 90 or more days past due. Large groups of smaller balance homogeneous loans are combined and collectively evaluated by portfolio for impairment. For a collateral dependent loan, impairment is measured based on the fair value of the collateral. For a loan whose terms are modified in a troubled debt restructuring, the Company measures impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, where the loan’s effective interest rate is based on the contractual rate of the original loan, not the terms of the restructuring. When the recorded investment of an impaired loan exceeds the fair value of the collateral (or the present value of its expected future cash flows), a valuation allowance is established for the excess. For additional information regarding impaired loans, see Note 5 of the Notes to the Consolidated Financial Statements.

Allowance for Loan Losses. We provide for loan losses based on the allowance method. Accordingly, all loan losses are charged to the related allowance and all recoveries are credited to it. Additions to the allowance for loan losses are provided by charges to income based on various factors which, in our judgment, deserve current recognition in estimating probable losses. We regularly review the loan portfolio and make provisions for loan losses in order to maintain the allowance for loan losses in accordance with accounting principles generally accepted in the United States of America. The allowance for loan losses consists of three components:

(1)	specific allowances established for any impaired loans for which the recorded investment in the loan exceeds the measured value of the collateral (“specific valuation allowances” or “SVAs”);

(2)	general allowances for loan losses for each loan type based on historical loan loss experience and allowance on individually reviewed loans dependent on cash flows, including troubled debt restructurings, and a portion of the allowance on loans that represents further deterioration in the fair value not supported by an appraisal (“general valuation allowances” or “GVAs”); and

(3)	adjustments, which we describe as a market valuation adjustment, to historical loss experience (general allowances), maintained to cover uncertainties that affect our estimate of incurred probable losses for each loan type (“market valuation allowances” or “MVAs”).

The market valuation allowances are based on our evaluation of several factors, including:

•	delinquency statistics (both current and historical) and the factors behind delinquency trends;

•	the status of loans in foreclosure, real estate in judgment and real estate owned;

•	the uncertainty with respect to the status of home equity loans and lines of credit borrowers’ performance on first lien obligations when the Association is not in the first lien position;

•	the composition of the loan portfolio;

•	historical loan loss experience and trends;

•	national, regional and local economic factors and trends;

•	national, regional and local housing market factors and trends;

•	the frequency and magnitude of re-modifications of loans previously the subject of a troubled debt restructuring;

•	asset disposition loss statistics (both current and historical);

•	the current status of all assets classified during the immediately preceding meeting of the Asset Classification Committee; and

•	the industry.

Additionally, when loan modifications qualify as troubled debt restructurings, we record an individually evaluated, general valuation allowance for impairment based on the present value of expected future cash flows, which includes a factor for subsequent potential defaults, discounted at the effective interest rate of the original loan contract. Potential defaults are distinguished from re-modifications as borrowers who default are not eligible for re-modification. At September 30, 2011, the balance of such general valuation allowances was $7.0 million. In instances when loans require re-modification, additional valuation allowances may be required. The new valuation allowance on a re-modified loan is calculated based on the present value of the expected cash flows, discounted at the effective interest rate of the original loan contract, considering the new terms of the modification agreement. Due to the immaterial amount of this exposure to date, we continue to capture this exposure as a component of our MVA evaluation. The significance of this exposure will be monitored and if warranted, we will enhance our loan loss methodology to include a new default factor (developed to reflect the estimated impact to the balance of the allowance for loan losses that will occur as a result of future re-modifications) that will be assessed against all loans reviewed collectively. If new default factors are implemented, the MVA methodology will be adjusted to preclude duplicative loss consideration.

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

Equity loans and equity lines of credit generally have higher credit risk than traditional residential mortgage loans. These loans and lines are usually in a second lien position and when combined with the first mortgage, result in generally higher overall loan-to-value ratios. In a stressed housing market with high delinquencies and low housing prices, such as currently exists, these higher loan-to-value ratios represent a greater risk of loss to the Company. A borrower with more equity in the property has a vested interest in keeping the loan current compared to a borrower with little or no equity in the property. In light of the weak housing market, the current level of delinquencies and the current instability in employment and economic prospects, we currently conduct an expanded loan level evaluation of our equity loans and lines of credit, including bridge loans, which are delinquent 90 days or more. This expanded evaluation supplements, and is in addition to, our traditional evaluation procedures. As delinquencies in our portfolios are resolved, we are realizing an increase in net charge-offs related to equity lines of credit which are being applied against the allowance for loan loss. At September 30, 2011, we had a recorded investment of $2.50 billion in equity loans and equity lines of credit outstanding, 1.5% of which were delinquent 90 days or more in repayments.

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

	At or For the Years Ended September 30,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Allowance balance (beginning of the period)	$133,240	$95,248	$43,796	$25,111	$20,705
Charge-offs:
Real estate loans:
Residential non-Home Today
Ohio	8,915	5,081	4,507	3,884	974
Florida	8,889	7,425	2,319	787	15
Other	0	72	69	328	259

Total Residential non-Home Today	17,804	12,578	6,895	4,999	1,248

Residential Home Today
Ohio	6,852	4,574	3,904	4,283	1,118
Florida	99	104	106	0	0
Other	0	0	0	0	0

Total Residential Home Today	6,951	4,678	4,010	4,283	1,118

Home equity loans and lines of credit(1)
Ohio	10,564	7,471	5,893	1,343	874
Florida	30,319	33,589	35,939	3,678	201
California	4,895	4,002	4,890	0	255
Other	5,636	5,146	4,901	1,166	1,509

Total Home equity loans and lines of credit	51,414	50,208	51,623	6,187	2,839

Construction	994	2,491	1,442	598	0
Commercial	0	0	0	0	517
Consumer and other loans	1	0	0	8	16

Total charge-offs	77,164	69,955	63,970	16,075	5,738

Recoveries:
Real estate loans:
Residential non-Home Today	338	523	195	128	271
Residential Home Today	108	23	0	117	251
Home equity loans and lines of credit(1)	1,921	1,390	225	8	22
Construction	35	11	0	0	0
Commercial	0	0	0	0	0
Consumer and other loans	0	0	2	7	0

Total recoveries	2,402	1,947	422	260	544

Net charge-offs	(74,762)	(68,008)	(63,548)	(15,815)	(5,194)
Provision for loan losses	98,500	106,000	115,000	34,500	9,600

Allowance balance (end of the period)	$156,978	$133,240	$95,248	$43,796	$25,111

Ratios:
Net charge-offs to average loans outstanding	0.76%	0.73%	0.66%	0.18%	0.07%
Allowance for loan losses to non-performing loans at end of the year	71.75%	52.38%	37.24%	25.33%	22.12%
Allowance for loan losses to the total recorded investment in loans at end of the year	1.58%	1.43%	1.02%	0.47%	0.31%

(1)	Includes bridge loans (loans where borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).

Charge-offs in our residential non-Home Today portfolio increased $5.2 million, or 41.5% during the fiscal year ended September 30, 2011 when compared to fiscal 2010. The level of charge-offs increased, due to declining home prices, as the higher level of delinquent loans in the residential mortgage loan category decreased.

In response to progressive housing market deterioration and the instability in the employment and economic prospects in our primary lending markets, in June 2008 we began conducting expanded loan level reviews of home equity lines of credit and as a result provided for increased losses. As delinquencies have been resolved through pay-off, short sale or foreclosure, or when management determines the collateral is not sufficient to satisfy the loan, uncollected balances have been charged against the allowance for loan losses previously provided. The level of net charge-offs in the home equity loans and lines of credit portfolio remains at an elevated level. In the fiscal year ended September 30, 2011, $49.5 million in charge-offs for home equity loans and lines of credit have been recorded compared to $48.8 million for fiscal 2010. We continue to evaluate loans becoming delinquent for potential loss and record provisions for our estimate of those losses. We expect an elevated level of charge-offs to continue as delinquent loans are resolved in the future and uncollected balances are charged against the allowance.

As previously disclosed, on July 21, 2011, the Association’s primary regulator, the Office of Thrift Supervision (“OTS”), was merged into the OCC at which time supervision of the Association transferred to the OCC. Traditionally, instead of establishing SVAs, many OCC-regulated institutions have either charged off, or charged down, loan impairments, particularly with respect to residential mortgage loan portfolios like ours. As a result, many OCC-regulated institutions do not report significant amounts of SVAs associated with residential mortgage loan portfolios. In an October 2011 directive, the OCC required all SVAs maintained by savings institutions to be charged off by March 31, 2012. The Company expects to adopt the OCC methodology effective December 31, 2011. As a result, reported loan charge-offs for the quarter ending December 31, 2011 will be inflated by the $55.5 million SVA recorded at September 30, 2011. This one time charge-off will not impact the provision for loan losses reported in the Consolidated Statements of Income. However, in the quarter ended December 31, 2011, reported loan charge-offs will increase and the balance of the allowance for loan losses will decrease by that same amount. Additionally, reported balances of delinquent/nonperforming loans will decrease by that same amount.

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

	At September 30,
	2011			2010			2009
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential non-Home Today	$49,484	31.5%	71.5%	$41,246	31.0%	65.4%	$22,678	23.8%	64.0%
Residential Home Today	31,025	19.8	2.6	13,331	10.0	3.0	9,232	9.7	3.1
Home equity loans and lines of credit(1)	74,071	47.2	25.0	73,780	55.4	30.4	57,594	60.5	31.8
Construction	2,398	1.5	0.8	4,882	3.6	1.1	5,743	6.0	1.0
Other loans	0	0.0	0.1	1	0.0	0.1	1	0.0	0.1

Total allowance	$156,978	100.0%	100.0%	$133,240	100.0%	100.0%	$95,248	100.0%	100.0%

	At September 30,
	2008			2007
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential non-Home Today	$7,873	18.0%	68.7%	$4,781	19.1%	71.5%
Residential Home	5,883	13.4	3.3	6,361	25.3	3.7
Today Home equity loans and	28,118	64.2	26.7	13,141	52.3	22.8
lines of credit(1)	1,922	4.4	1.2	778	3.1	1.8
Construction	0	0.0	0.0	23	0.1	0.0
Other loans	0	0.0	0.1	27	0.1	0.2

Total allowance	$43,796	100.0%	100.0%	$25,111	100.0%	100.0%

(1)	Includes bridge loans (loans where borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).

The following table provides detailed information with respect to the composition of the allowance for loan losses, by loan segment and by method of determination as of September 30, 2011, 2010 and 2009. The total balance of the MVA is determined for the portfolio as a whole and is allocated to the individual loan segments based on loss experience, credit metrics, and loan segment characteristics.

	September 30, 2011
	Individually Evaluated		Collectively Evaluated		Total
	Specific Valuation	General Valuation	General Valuation	Market Valuation
	(In thousands)
Real estate loans:
Residential non-Home Today	$22,492	$2,903	$10,760	$13,329	$49,484
Residential Home Today	18,213	3,725	3,027	6,060	31,025
Home equity loans and lines of credit	13,687	636	16,568	43,180	74,071
Construction	1,115	141	724	418	2,398

Total real estate loans	55,507	7,405	31,079	62,987	156,978
Consumer and other loans	0	0	0	0	0

Total	$55,507	$7,405	$31,079	$62,987	$156,978

	September 30, 2010
	Individually Evaluated		Collectively Evaluated		Total
	Specific Valuation	General Valuation	General Valuation	Market Valuation
	(In thousands)
Real estate loans:
Residential non-Home Today	$14,734	$1,056	$10,385	$15,071	$41,246
Residential Home Today	6,715	3,037	1,281	2,298	13,331
Home equity loans and lines of credit	17,692	816	18,532	36,740	73,780
Construction	1,721	267	1,036	1,858	4,882

Total real estate loans	40,862	5,176	31,234	55,967	133,239
Consumer and other loans	1	0	0	0	1

Total	$40,863	$5,176	$31,234	$55,967	$133,240

	September 30, 2009
	Individually Evaluated		Collectively Evaluated		Total
	Specific Valuation	General Valuation	General Valuation	Market Valuation
	(In thousands)
Real estate loans:
Residential non-Home Today	$7,726	$650	$11,003	$3,299	$22,678
Residential Home Today	3,397	1,128	2,428	2,279	9,232
Home equity loans and lines of credit	13,945	57	18,875	24,717	57,594
Construction	0	0	2,962	2,781	5,743

Total real estate loans	25,068	1,835	35,268	33,076	95,247
Consumer and other loans	1	0	0	0	1

Total	$25,069	$1,835	$35,268	$33,076	$95,248

During the fiscal year ended September 30, 2011, the total allowance for loan losses increased $23.7 million to $157.0 million, from $133.2 million at September 30, 2010, with $16.9 million, or 71%, of the increase attributable to additional allowances established for loans reviewed individually. In all cases the change in the balance of each loan segment’s individually evaluated allowances corresponded to the change in the balance of loans in each loan segment that were evaluated individually. In addition, specific valuation allowances increased due to declining home values and the impact of reduced mortgage insurance claims reimbursement for loans subject to private mortgage insurance issued by PMI Mortgage Insurance Company subsequent to its seizure by the Arizona Department of Insurance on October 22, 2011. Changes in the balances of GVAs and MVAs for the individual loan segments varied based on the particular circumstances most relevant to the individual loan segment. Refer to the activity in the allowance for loan losses and analysis of the allowance for loan losses tables in Note 5 of the Notes to the Consolidated Financial Statements for more information. Setting aside the changes related to the insignificant construction/consumer/other loans segments, changes in the balances of the GVAs and MVAs for the loans evaluated collectively related to the significant loan segments are described as follows:

•

Residential non-Home Today—the portion of this loan segment’s allowance for loan losses that was determined by evaluating groups of loans collectively (i.e. those loans that were not reviewed individually), decreased $1.4 million during the fiscal year ended September 30, 2011. The ratio of this portion of the allowance for loan losses to the total balances of loans in this loan segment that were evaluated collectively, also decreased to 0.35% at September 30, 2011, from 0.43% at September 30, 2010, reflecting the improving credit profile of this loan segment due to the addition of $1.18 billion of high credit quality, adjustable-rate, residential, first-mortgage loans during the current fiscal year.

•

Residential Home Today—the portion of this loan segment’s allowance for loan losses that was determined by evaluating groups of loans collectively (i.e. those loans that were not reviewed individually), increased by $5.5 million during the fiscal year ended September 30, 2011. The ratio of this portion of the allowance for loan losses to the total balances of loans in this loan segment that were evaluated collectively, also increased to 7.07 % at September 30, 2011, from 2.40% at September 30, 2010, reflecting: (1) increased net charge-offs ($6.8 million during the fiscal year ended September 30, 2011 as compared to $4.7 million for the fiscal year ended September 30, 2010); (2) higher percentage of individually allocated allowances in relation to the balances of loans individually reviewed (16.3% at September 30, 2011 as compared to 7.52% at September 30, 2010) which indicates an increase in the level of losses that is expected when credits are resolved and is reflective of the continued decline that has occurred in housing values; and (3) the disproportionate impact on this loan segment that resulted when the Arizona Department of Insurance seized PMI Mortgage Insurance Co. (“PMIC”) and indicated that all claims payments would be reduced by 50%. As previously described, a majority of the loans in our Home Today portfolio required private mortgage insurance, most of which was provided by PMIC. Appropriate adjustments have been made to all of our affected SVAs, and our estimated loss severity factors were increased for loans evaluated collectively.

•

Home equity loans and lines of credit—the portion of this loan segment’s allowance for loan losses that was determined by evaluating groups of loans collectively (i.e. those loans that were not reviewed individually), increased by $4.5 million during the fiscal year ended September 30, 2011. The ratio of this portion of the allowance for loan losses to the total balances of loans in this loan segment that were evaluated collectively, also increased to 2.42 % at September 30, 2011, from 1.97% at September 30, 2010, reflecting: (1) a slightly increased level of net charge-offs ($49.5 million for the fiscal year ended September 30, 2011 as compared to $48.8 million for the fiscal year ended September 30, 2010) which indicates an increase in the level of losses that is expected when credits are resolved and is reflective of the continued decline that has occurred in housing values; and (2) a slightly higher percentage of individually allocated allowances in relation to the balances of loans individually reviewed (36.1% at September 30, 2011 as compared to 33.0% at September 30, 2010). Additionally, the higher ratio was influenced by the declining balance of the portfolio as we have suspended offering this product to customers which tends to result in a remaining portfolio that is comprised more heavily of customers with limited ability to pursue financing alternatives.

Provisions for loan losses on home equity loans and lines of credit continue to comprise the majority of our losses and are expected to continue to do so for the foreseeable future, especially if non-performing loan balances and charge-offs remain at elevated levels. Additional discussion of non-performing home equity loan and lines of credit as well as charge-offs appears in “Management’s Discussion and Analysis of Financial Conditions and Operating Results.”

Our analysis for evaluating the adequacy of and the appropriateness of our loan loss provision and allowance for loan losses is continually refined as new information becomes available and actual loss experience is acquired. During the last several years, numerous modifications to our procedures have been made including the following:

•

as of June 30, 2008, in light of the weak housing market, the then current level of delinquencies and the instability in employment and economic prospects, our loan evaluation methodology related to home equity line of credit loans was expanded to include an accelerated individual loan loss review framework that evaluated all home equity lines of credit that were 90 days or more past due, and added $12 million to our provision for loan losses and the total allowance for loan losses carried on our balance sheet;

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

•

as of September 30, 2009, the qualitative MVA was formally added to our procedures to provide consideration of factors that may not be directly derived from historical portfolio performance. With its orientation aligned more closely with contemporaneous qualitative factors, as opposed to the more historically-oriented loss experience factors, the MVA ensures that the provision for loan losses recognized in our income statement, as well as the balance of the allowance for loan losses carried on our balance sheet, remain consistent with not only our experience, but also with our expectations, which are influenced by the then-current status of the economy and housing markets and how those conditions may impact the performance of loans held on our balance sheet on the reporting date. The MVA supplement to the “general” component of our overall allowance for loan losses added approximately $33 million to the provision for loan losses and the total allowance for loan losses carried on our balance sheet as of and for the quarter ended September 30, 2009;

•

as of September 30, 2010, the individual loan loss review methodology for home equity loans and lines of credit was enhanced to include updated individual reviews for all home equity loans and lines of credit that were 90 days or more past due. Previously, updated individual reviews were not performed if the previous review had been performed within the last 12 months; and

•

As of September 30, 2011, a portion of the SVA was reclassified as individually allocated GVA. This portion represents the allowance on individually reviewed loans dependent on cash flows, such as performing troubled debt restructurings, and a portion of the allowance on loans that represents further deterioration in the fair value not supported by an appraisal. Reclassifications have also been made to the SVA balances as of September 30, 2010 and 2009.

Additionally, as more delinquent loans have been subjected to individual evaluation, the portion of the allowance for loan losses identified as specific reserves increased, and, as a result, the loss experience factors used to evaluate the adequacy of the general loss reserve applicable to loans not evaluated for specific reserves decreased between March 31, 2008 and September 30, 2008. Adjustments to the historical loss experience factors continue to be made in response to weak housing values compounded by an excess of available housing units, particularly in the Florida market, unemployment concerns and uncertainties surrounding the future performance of restructured loans, and, as a result, the general loan loss allowance increased between September 30, 2010 and September 30, 2011.

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

The Association’s current investment policy requires that it invest primarily in debt securities issued by the U.S. Government and agencies of the U.S. Government, which now include Fannie Mae and Freddie Mac. The policy also permits investments in mortgage-backed securities, including pass-through securities issued and guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae as well as collateralized mortgage obligations (“CMOs”) and real estate mortgage investment conduits (“REMICS”) issued or backed by securities issued by these governmental agencies. The investment policy also permits investments in asset-backed securities, banker’s acceptances, money market funds, term federal funds, repurchase agreements and reverse repurchase agreements.

The Association’s current investment policy does not permit investment in municipal bonds, corporate debt obligations, preferred or common stock of government agencies or equity securities other than its required investment in the common stock of the FHLB of Cincinnati. As of September 30, 2011, we held no asset-backed securities or securities with sub-prime credit risk exposure, nor did we hold any banker’s acceptances, term federal funds, repurchase agreements or reverse repurchase agreements. As a federal savings association, Third Federal Savings and Loan is not permitted to invest in equity securities. This general restriction does not apply to the Company.

The Association’s current investment policy prohibits hedging through the use of such instruments as financial futures, interest rate options and swaps, without specific approval from its board of directors.

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320, “Investments-Debt and Equity Securities,” requires that, at the time of purchase, we designate a security as held to maturity, available-for-sale, or trading, depending on our ability and intent. Securities designated as available-for-sale are reported at fair value, while securities designated as held to maturity are reported at amortized cost. We do not have a trading portfolio.

Our investment portfolio at September 30, 2011, primarily consisted of $2.0 million of U.S. Government and federal agency obligations, $30.0 million in primarily fixed-rate securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae, $367.7 million of REMICs and $8.5 million in money market accounts.

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

Mortgage-backed securities are created by the pooling of mortgages and the issuance of a security with an interest rate that is less than the interest rate on the underlying mortgages. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although we invest primarily in mortgage-backed securities backed by one- to four-family mortgages. The issuers of such securities (generally Ginnie Mae, Fannie Mae and Freddie Mac) pool and resell the participation interests in the form of securities to investors such as the Association, and guarantee the payment of principal and interest to investors. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. However, mortgage-backed securities are more liquid than individual mortgage loans since there is an active trading market for such securities. While there has been significant disruption in the demand for private issuer mortgage-backed securities, the U.S. Treasury support for

Fannie Mae and Freddie Mac guarantees has maintained an orderly market for the mortgage-backed securities the Company typically purchases. In addition, mortgage-backed securities may be used to collateralize our specific liabilities and obligations. Investments in mortgage-backed securities involve a risk that the timing of actual payments will be earlier or later than the timing estimated when the mortgage-backed security was purchased, which may require adjustments to the amortization of any premium or accretion of any discount relating to such interests, thereby affecting the net yield on our securities. We periodically review current prepayment speeds to determine whether prepayment estimates require modifications that could cause amortization or accretion adjustments.

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

	At September 30,
	2011		2010		2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Investments available for sale:
U.S. Government and agency obligations	$2,000	$2,046	$7,000	$7,063	$9,000	$9,333
REMICs	5,244	5,337	8,718	8,794	5,017	5,053
Money market accounts	8,516	8,516	8,762	8,762	9,048	9,048

Total investment securities available for sale	$15,760	$15,899	$24,480	$24,619	$23,065	$23,434

Investments held to maturity:
U.S. Government and agency obligations
Freddie Mac certificates	$2,724	$2,842	$4,441	$4,672	$8,023	$8,445
Ginnie Mae certificates	19,532	20,033	22,375	22,973	7,161	7,490
REMICs	362,489	367,268	611,000	619,486	552,792	560,408
Fannie Mae certificates	7,782	8,582	9,124	9,945	10,355	11,097

Total securities held to maturity	$392,527	$398,725	$646,940	$657,076	$578,331	$587,440

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio and the mortgage-backed securities portfolio at September 30, 2011 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. All of our securities at September 30, 2011 were taxable securities.

	One Year or Less		More than One Year Through Five years		More than Five Years Through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
			(Dollars in thousands)
Investments available-for-sale:
U.S. Government and agency obligations	$0	0.00%	$2,000	1.25%	$0	0.00%	$0	0.00%	$2,000	$2,046	1.25%
REMICs	0	0.00%	0	0.00%	29	2.23%	5,215	2.43%	5,244	5,337	2.43%
Money market accounts	0	0.00%	0	0.00%	0	0.00%	8,516	0.74%	8,516	8,516	0.74%

Total investment securities available-for-sale	$0	0.00%	$2,000	1.25%	$29	2.23%	$13,731	1.38%	$15,760	$15,899	1.37%

Investments held-to-maturity:
Freddie Mac certificates	$0	0.00%	$0	0.00%	$0	0.00%	$2,724	5.25%	$2,724	2,842	5.25%
Ginnie Mae certificates	0	0.00%	55	0.00%	2,238	3.68%	17,239	2.42%	19,532	20,033	2.56%
REMICs	0	0.00%	8,941	3.98%	42,663	2.25%	310,885	2.55%	362,489	367,268	2.55%
Fannie Mae certificates	7	6.06%	32	7.70%	878	6.50%	6,865	6.43%	7,782	8,582	6.44%

Total Investment securities held-to-maturity:	$7	6.06%	$9,028	3.97%	$45,779	2.40%	$337,713	2.64%	$392,527	$398,725	2.64%

Sources of Funds

General. Deposits traditionally have been the primary source of funds for the Association’s lending and investment activities. The Association also borrows, primarily from the FHLB of Cincinnati and the Federal Reserve Discount Window, to supplement cash flow, to lengthen the maturities of liabilities for interest rate risk management purposes and to manage its cost of funds. Additional sources of funds are scheduled loan payments, maturing investments, loan prepayments, collateralized wholesale borrowings, income on other earning assets, and the proceeds of loan sales.

Deposits. The Association generates deposits primarily from the areas in which its branch offices are located, as well as from its customer service call center and its internet website. It relies on its competitive pricing, convenient locations, and customer service to attract and retain deposits. It offers a variety of deposit accounts with a range of interest rates and terms. Its deposit accounts consist of savings accounts (primarily high-yield savings), NOW accounts (primarily high-yield checking accounts), certificates of deposit, individual retirement accounts, and other qualified plan accounts. It currently does not accept brokered deposits.

Interest rates paid, maturity terms, service fees, and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market interest rates, liquidity requirements, interest rates paid by competitors, and our deposit growth goals.

At September 30, 2011, deposits totaled $8.72 billion, NOW accounts totaled $975.4 million (including $903.9 million of high-yield checking accounts) and savings accounts totaled $1.68 billion (including $1.55 billion of high-yield savings accounts). At September 30, 2011, the Association had a total of $6.06 billion in certificates of deposit, of which $3.07 billion had remaining maturities of one year or less. Based on historical experience and its current pricing strategy, management believes the Association will retain a large portion of these accounts upon maturity.

The following table sets forth the distribution of the Association’s average total deposit accounts, by account type, for the fiscal years indicated.

	For the Years Ended September 30,
	2011			2010			2009
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
NOW	$975,938	11.1%	0.37%	$975,889	11.2%	0.56%	$1,046,640	12.5%	0.87%
Savings	1,631,764	18.7%	0.61%	1,442,641	16.5%	0.91%	1,139,916	13.6%	1.42%
Certificates of deposit	6,137,246	70.2%	2.68%	6,301,459	72.3%	3.01%	6,200,984	73.9%	3.70%

Total deposits	$8,744,948	100.0%	2.04%	$8,719,989	100.0%	2.39%	$8,387,540	100.0%	3.04%

As of September 30, 2011, the aggregate amount of the Association’s outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $2.04 billion. The following table sets forth the maturity of those certificates as of September 30, 2011.

At September 30, 2011
(In thousands)
Three months or less	$356,043
Over three months through six months	188,225
Over six months through one year	452,591
Over one year to three years	576,745
Over three years	465,836

Total	$2,039,440

The following table sets forth, by interest rate ranges, information concerning the Association’s certificates of deposit at September 30, 2011.

	Period to Maturity
	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three years	More Than Three Years	Total	Percent of Total
	(Dollars in thousands)
Interest Rate Range:
0.99% and below	$1,478,062	$125,605	$4,183	$18	$1,607,868	26.54%
1.00% to 1.99%	740,820	252,464	206,087	30,196	1,229,567	20.30%
2.00% to 2.99%	160,089	151,613	51,615	573,686	937,003	15.47%
3.00% to 3.99%	41,623	121,633	102,242	537,770	803,268	13.26%
4.00% to 4.99%	155,081	419,971	116,980	44,511	736,543	12.16%
5.00% and above	497,000	199,577	20,149	26,863	743,589	12.27%

Total	$3,072,675	$1,270,863	$501,256	$1,213,044	$6,057,838	100.00%

The following table sets forth the Association’s time deposits classified by interest rate at the dates indicated.

	At September 30,
	2011	2010	2009
	(In thousands)
Interest Rate
0.99% and below	$1,607,868	$859,341	$11,150
1.00% to 1.99%	1,229,567	1,767,511	2,012,937
2.00% to 2.99%	937,003	894,421	1,142,380
3.00% to 3.99%	803,268	970,218	1,031,596
4.00% to 4.99%	736,543	827,797	1,135,824
5.00% and above	743,589	984,297	1,017,774

Total	$6,057,838	$6,303,585	$6,351,661

Borrowings. At September 30, 2011, the Association had $139.9 million of borrowings from the FHLB of Cincinnati. During the fiscal year ended September 30, 2011, the Association’s only third party borrowings consisted of loans, commonly referred to as “advances,” from the FHLB of Cincinnati. Borrowings from the FHLB of Cincinnati are secured by the Association’s investment in the common stock of the FHLB of Cincinnati as well as by a blanket pledge of its mortgage portfolio not otherwise pledged. Our current additional borrowing capacity with the FHLB of Cincinnati is $814.4 million as limited by the amount of FHLB of Cincinnati common stock that we own. From the perspective of the value of collateral securing advances, our capacity limit for additional borrowings from the FHLB of Cincinnati at September 30, 2011 was $1.47 billion, subject to satisfaction of the FHLB of Cincinnati common stock ownership requirement. To satisfy the common stock ownership requirement, we would have to increase our ownership of FHLB of Cincinnati common stock by an additional $29.4 million. Borrowings from the Federal Reserve Discount Window are also secured by a pledge of specific loans in the Association’s mortgage portfolio. At September 30, 2011, the Association had the capacity to borrow up to $293.0 million from the Federal Reserve Bank of Cleveland.

The following table sets forth information concerning balances and interest rates on the Association’s borrowings at and for the periods shown:

	At or for the fiscal years ended September 30,
	2011	2010	2009
	(Dollars in thousands)
Balance at end of year	$139,856	$70,158	$70,158
Average balance during year	$123,570	$70,009	$289,911
Maximum outstanding at any month end	$185,129	$70,163	$558,060
Weighted average interest rate at end of year	1.62%	2.75%	2.75%
Average interest rate during year	1.62%	2.75%	2.22%

Federal Taxation

General. The Company and the Association are subject to federal income taxation in the same general manner as other corporations, with certain exceptions. Prior to the completion of our initial public stock offering on April 20, 2007, the Company and the Association were included as part of Third Federal Savings, MHC’s consolidated tax group. However, upon completion of the offering, the Company and the Association are no longer a part of Third Federal Savings, MHC’s consolidated tax group because Third Federal Savings, MHC no longer owns at least 80% of the common stock of the Company. Beginning as of September 30, 2007 and for each subsequent fiscal year thereafter, the Company has filed consolidated tax returns with the Association, its wholly-owned subsidiary. An audit of the Company’s consolidated federal tax return for the fiscal year ended September 30, 2008 commenced on November 22, 2010 and is progressing. The Company has been advised that the examination will extend to the Company’s consolidated federal income tax return for the fiscal year ended September 30, 2009. To date, no formal findings have been submitted to the Company. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to the Company or the Association.

Bad Debt Reserves. Historically, the Third Federal Savings, MHC consolidated group used the specific charge off method to account for bad debt deductions for income tax purposes, and the Company has used and intends to use the specific charge off method to account for tax bad debt deductions in the future.

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

At September 30, 2011, the total federal pre-base year bad debt reserve of the Association was approximately $105.0 million.

Charitable Contribution Carryovers. Federal income tax regulations limit charitable contribution deductions to 10% of taxable income. Unused charitable contribution deductions may be carried forward to the succeeding five taxable years. At September 30, 2011, the Company has a charitable contribution carryover for federal income tax purposes of approximately $22.9 million, which expires September 30, 2012. At September 30, 2011, the Company has recorded a deferred tax asset valuation allowance that reduced the amount of unused charitable contribution carryforward for financial statement purposes to $4.3 million.

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

SUPERVISION AND REGULATION

General

The Company is a savings and loan holding company, and is required to file certain reports with, is subject to examination by, and otherwise must comply with the rules and regulations of, the Board of Governors of the Federal Reserve System (“FRB”). The Company is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

The Association is a federal savings association that is currently examined and supervised by the Office of the Comptroller of the Currency (“OCC”) and the Consumer Financial Protection Bureau (“CFPB”), and is subject to examination by the Federal Deposit Insurance Corporation (“FDIC”). This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s deposit insurance fund and depositors. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Following completion of its examination, the federal agency critiques the institution’s operations and assigns its rating (known as an institution’s CAMELS rating). Under federal law, an institution may not disclose its CAMELS rating to the public. The Association also is a member of and owns stock in the FHLB of Cincinnati, which is one of the twelve regional banks in the Federal Home Loan Bank System. The Association also is regulated to a lesser extent by the FRB, governing reserves to be maintained against deposits and other matters. The OCC will examine the Association and prepare reports for the consideration of the Association’s board of directors on any operating deficiencies. The CFPB, which is discussed further in the Federal Legislation section that follows, has examination and enforcement authority over the Association. The Association’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of the Association’s mortgage documents.

Any change in these laws or regulations, whether by the FDIC, the OCC, FRB, CFPB or Congress, could have a material adverse impact on the Company, the Association and their operations.

Certain statutes and regulations of the regulatory requirements that are applicable to the Association and the Company are described below. This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effects on the Association and the Company, and is qualified in its entirety by reference to the actual statutes and regulations.

Federal Legislation

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), enacted on July 21, 2010, is significantly changing bank regulation and affecting the lending, investment, trading and operating activities of depository institutions and their holding companies. The Dodd-Frank Act eliminated our former primary federal regulator, the Office of Thrift Supervision, and required the Association to be regulated by the OCC (the primary federal regulator for national banks). The Dodd-Frank Act also authorized the FRB to supervise and regulate all savings and loan holding companies, including mutual holding companies and their mid-tier holding companies, like Third Federal Savings, MHC and the Company, in addition to bank holding companies that the FRB already regulated. Third Federal Savings, MHC will require the approval of the FRB before it may waive the receipt of any dividends from the Company under the standards specified in the Dodd-Frank Act and implementing FRB regulations. The Dodd-Frank Act also requires the FRB to set minimum capital levels for depository institution holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets. The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect on July 21, 2010, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months from the enactment of the Dodd-Frank Act that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also created a new CFPB with substantial power to supervise and enforce consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as the Association, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets will be examined by their applicable federal bank regulators. The banking agencies are using June 30, 2011 financial information for purposes of initially determining CFPB authority. Since the Association had more than $10.0 billion of total assets on that date, it is subject to CFPB examination and enforcement authority. The legislation also weakened the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.

The legislation broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012. The Dodd-Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The legislation also directs the FRB to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded. The Dodd-Frank Act provided for originators of certain securitized loans to retain a percentage of the risk for transferred loans, directed the FRB to regulate pricing of certain debit card interchange fees and contained a number of reforms related to mortgage origination.

Many of the provisions of the Dodd-Frank Act have delayed effective dates and the legislation requires various federal agencies to promulgate numerous and extensive implementing regulations over the next several years. Although the substance and scope of these regulations cannot be completely determined at this time, it is expected that the legislation and implementing regulations will increase our operating and compliance costs.

Federal Banking Regulation

Business Activities. A federal savings association derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and federal regulations. Under these laws and regulations, the Association may invest in mortgage loans secured by residential real estate without limitations as a percentage of assets, and may invest in non-residential real estate loans up to 400% of capital in the aggregate. The Association may also invest in commercial business loans up to 20% of assets in the aggregate and consumer loans up to 35% of assets in the aggregate, and in certain types of debt securities and certain other assets. An association also may establish subsidiaries that may engage in certain activities not otherwise permissible for an association, including real estate investment and securities and insurance brokerage. The Dodd-Frank Act authorized depository institutions to commence paying interest on business checking accounts, effective July 21, 2011.

Capital Requirements. Federal regulations require savings associations to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for savings associations receiving the highest rating on the CAMELS rating system and meeting certain other requirements) and an 8% risk-based capital ratio.

The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% (or 200% for certain residual interests in transferred assets), assigned by the applicable regulatory agency, based on the risks believed inherent in the type of asset. Core capital is defined as common shareholders’ equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. Additionally, a savings association that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the recourse back to the savings association.

At September 30, 2011, the Association’s capital exceeded all applicable requirements.

Loans-to-One Borrower. Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of September 30, 2011, the Association was in compliance with the loans-to-one borrower limitations.

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

A savings association that fails the qualified thrift lender test must operate under specified restrictions. Under the Dodd-Frank Act, non-compliance with the QTL test may subject the Association to agency enforcement action for a violation of law. At September 30, 2011, the Association satisfied the QTL test.

Capital Distributions. Federal regulations govern capital distributions by a federal savings association, which include cash dividends, stock repurchases and other transactions charged to the capital account. A federal savings association must file an application with the OCC for approval of a capital distribution if:

•

the total capital distributions for the applicable calendar year exceed the sum of the savings association’s net income for that year to date plus the savings association’s retained net income for the preceding two years;

•	the savings association would not be at least adequately capitalized following the distribution;

•	the distribution would violate any applicable statute, regulation, agreement or condition imposed by a regulator; or

•	the savings association is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings association that is a subsidiary of a holding company must still file a notice with the FRB at least 30 days before the board of directors declares a dividend or approves a capital distribution.

The OCC and the FRB have established similar criteria for approving an application or notice, and may disapprove an application or notice if:

•	the savings association would be undercapitalized following the distribution;

•	the proposed capital distribution raises safety and soundness concerns; or

•	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

In addition, the Federal Deposit Insurance Act provides that an insured depository institution may not make any capital distribution, if the institution would be undercapitalized after the distribution.

There were no dividends paid to the Company by the Association or Third Capital during the years ended September 30, 2011, 2010 or 2009.

In June 2010 the OTS, the Company’s former regulator, directed the Company to not declare or pay any cash dividend or other capital distributions or purchase, repurchase or redeem or commit to purchase, repurchase or redeem any of its equity stock without providing 45 days prior written notice to the Central Regional Director of the OTS and receiving the Regional Director’s written non-objection. This restriction continues to apply under the Company’s new regulator, the FRB.

Liquidity. A federal savings association is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.

Community Reinvestment Act and Fair Lending Laws. All savings associations have a responsibility under the Community Reinvestment Act and federal regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a federal savings association, the OCC is required to assess the savings association’s record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. A savings association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OCC, as well as other federal regulatory agencies and the Department of Justice.

The Association received a satisfactory Community Reinvestment Act rating in its most recent federal examination.

Transactions with Related Parties. A federal savings association’s authority to engage in transactions with its affiliates is limited by FRB regulations and by Sections 23A and 23B of the Federal Reserve Act and its implementing Regulation W. An affiliate is a company that controls, is controlled by, or is under common control with an insured depository institution such as the Association. Third Federal Savings, MHC and the Company are affiliates of the Association. In general, loan transactions between an insured depository institution and its affiliates are subject to certain quantitative and collateral requirements. In this regard, transactions between an insured depository institution and its affiliates are limited to 10% of the institution’s unimpaired capital and unimpaired surplus for transactions with any one affiliate and 20% of unimpaired capital and unimpaired surplus for transactions in the aggregate with all affiliates. Collateral in specified amounts ranging from 100% to 130% of the amount of the transaction must usually be provided by affiliates in order to receive loans from the savings association. In addition, federal regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates. Savings associations are required to maintain detailed records of all transactions with affiliates.

The Association’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders:

(i)	subject to certain exceptions for loan programs made available to all employees, be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and

(ii)	not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Association’s capital.

In addition, extensions of credit in excess of certain limits must be approved by the Association’s board of directors.

Enforcement. The OCC has primary enforcement responsibility over federal savings institutions and has the authority to bring enforcement action against all “institution-affiliated parties,” including shareholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action by the OCC may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors of the institution and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The FDIC also has the authority to terminate deposit insurance or to recommend to the OCC that enforcement action be taken with respect to a particular savings institution. If action is not taken by the OCC, the FDIC has authority to take action under specified circumstances.

Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted Interagency Guidelines Prescribing Standards for Safety and Soundness to implement the safety and soundness standards required under federal law. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan. On June 11, 2010, the OTS, the Association’s former regulator, notified the Company that it had failed to develop appropriate credit administration and account management procedures and acceptable loss mitigation processes to correspond with the growth in its home equity line of credit portfolio. The OTS concluded that these procedural deficiencies constituted an unsafe and unsound condition and directed the Company, as well as the Association and Third Federal Savings, MHC, not to declare or pay any cash dividends or other capital distributions or purchase, repurchase or redeem or commit to purchase, repurchase or redeem any of the Company’s equity stock without providing 45 days prior written notice to the Regional Director of the OTS and receiving the Regional Director’s written non-objection. Further, the OTS advised the Company that until the Association satisfactorily addressed the problems associated with the home equity line of credit portfolio, the OTS would remove the Association from the FDIC’s prospective bidders list. These restrictions have continued to exist since the change in the Association’s and Company’s federal regulators.

Prompt Corrective Action Regulations. Under the prompt corrective action regulations, the OCC is required and authorized to take supervisory actions against undercapitalized savings associations. For this purpose, a savings association is placed in one of the following five categories based on the savings association’s capital:

•

well-capitalized (at least 5% leverage capital, 6% Tier 1 risk-based capital and 10% total risk-based capital, and is not subject to any written agreement, order, capital directive or prompt corrective action directive issued under certain statutes and regulations, to maintain a specific capital level for any capital measure);

•	adequately capitalized (at least 4% leverage capital (3% for savings banks with a composite examination rating of 1), 4% Tier 1 risk-based capital and 8% total risk-based capital);

•	undercapitalized (less than 4% leverage capital (3% for savings banks with a composite examination rating of 1), 4% Tier 1 risk-based capital or 8% total risk-based capital);

•	significantly undercapitalized (less than 3% leverage capital, 3% Tier 1 risk-based capital or 6% total risk-based capital); and

•	critically undercapitalized (less than 2% tangible capital).

Generally, the banking regulator is required to appoint a receiver or conservator for a savings association that is “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the OCC within 45 days of the date a savings association receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” The criteria for an acceptable capital restoration plan include, among other things, the establishment of the methodology and assumptions for attaining adequately capitalized status on an annual basis, procedures for ensuring compliance with restrictions imposed by applicable federal regulations, the identification of the types and levels of activities the savings association will engage in while the capital restoration plan is in effect, and assurances that the capital restoration plan will not appreciably increase the current risk profile of the savings association. Any holding company for a savings association required to submit a capital restoration plan must guarantee the lesser of an amount equal to 5% of the savings association’s assets at the time it was notified or deemed to be undercapitalized by the OCC, or the amount necessary to restore the savings association to adequately capitalized status. This guarantee remains in place until the OCC notifies the savings association that it has maintained adequately capitalized status for each of four consecutive calendar quarters, and the OCC has the authority to require payment and collect payment under the guarantee. Failure by a holding company to provide the required guarantee will result in certain operating restrictions on the savings association, such as restrictions on the ability to declare and pay dividends, pay executive compensation and management fees, and increase assets or expand operations. The OCC may also take any one of a number of discretionary supervisory actions against undercapitalized associations, including the issuance of a capital directive and the replacement of senior executive officers and directors.

As of September 30, 2011 the Association exceeded all regulatory requirements to be considered “Well Capitalized” as presented in the table below (dollar amounts in thousands).

	Actual		Required (Well Capitalized)
	Amount	Ratio	Amount	Ratio
Total Capital to Risk Weighted Assets	$1,596,785	22.29%	$716,287	10.00%
Core Capital to Adjusted Tangible Assets	1,507,249	13.90	542,309	5.00
Tangible Capital to Tangible Assets	1,507,249	13.90	N/A	N/A
Tier 1 Capital to Risk-Weighted Assets	1,507,249	21.04	429,772	6.00

Insurance of Deposit Accounts. The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009. Also, under the Dodd-Frank Act, noninterest-bearing checking accounts have unlimited deposit insurance through December 31, 2012.

On November 12, 2009, the FDIC approved a final rule requiring insured depository institutions to prepay, on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. Estimated assessments for the fourth quarter of 2009 and for all of 2010 were based upon the assessment rate in effect on September 30, 2009, with three basis points added for the 2011 and 2012 assessment rates. In addition, a 5% annual growth in the assessment base was assumed. Prepaid assessments are to be applied against the actual quarterly assessments until exhausted, and may not be applied to any special assessments that may occur in the future. Any unused prepayments will be returned to the institution on June 30, 2013. On December 30, 2009, the Association prepaid $51.9 million in estimated assessment fees for the fourth quarter of 2009 through 2012.

Effective April 1, 2011, the FDIC implemented a requirement of the Dodd-Frank Act to revise its assessment system to base it on each institution’s total assets less tangible capital, instead of deposits. The FDIC also revised its assessment schedule so that it ranges from 2.5 basis points for the least risky institutions to 45 basis points for the riskiest.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation. The Association does not believe that it is taking or is subject to any action, condition or violation that could lead to termination of its deposit insurance.

All FDIC-insured institutions are required to pay a pro rata portion of the interest due on obligations issued by the Financing Corporation (“FICO”) for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended September 30, 2011, the annualized FICO assessment was equal to $0.01 for each $100 in domestic deposits maintained at an institution. Assessments related to the FICO bond obligations were not subject to the December 30, 2009 prepayment.

For the fiscal year ended September 30, 2011, the Association paid $849 thousand related to the FICO bonds. FICO bond payments were prepaid, one quarter in advance. No payments were made during fiscal 2011 pertaining to deposit insurance assessments, as estimated deposit insurance assessments were prepaid in December 2009, for calendar years 2010 through 2012. The remaining balance of the prepaid insurance assessments was $23.4 million at September 30, 2011.

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

Federal Home Loan Bank System. The Association is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the FHLB of Cincinnati, the Association is required to acquire and hold shares of capital stock in the Federal Home Loan Bank.

As of September 30, 2011, outstanding borrowings (including accrued interest) from the FHLB of Cincinnati were $139.9 million and the Association was in compliance with the stock investment requirement.

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

•

Title III of The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the “USA PATRIOT Act”), which significantly expanded the responsibilities of financial institutions, including savings associations, in preventing the use of the U.S. financial system to fund terrorist activities. Among other provisions, the USA PATRIOT Act and the related regulations of the OCC require savings associations operating in the United States to develop new anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations; and

•

The Gramm-Leach-Bliley Act, which placed limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

Holding Company Regulation

General. Third Federal Savings, MHC, and the Company are non-diversified savings and loan holding companies within the meaning of the Home Owners’ Loan Act. As such, Third Federal Savings, MHC and the Company are registered with the FRB and subject to FRB regulations, examinations, supervision and reporting requirements. In addition, the FRB has enforcement authority over Third Federal Savings, MHC, the Company and the Association. Among other things, this authority permits the FRB to restrict or prohibit activities that are determined to be a serious risk to the Association. As federal corporations, Third Federal Savings, MHC and the Company are generally not subject to state business organization laws.

Permitted Activities. Pursuant to Section 10(o) of the Home Owners’ Loan Act and FRB regulations, a mutual holding company, such as Third Federal Savings, MHC and its mid-tier companies, such as the Company, may engage in the following activities:

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

(A)	that the FRB, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, unless the Director, by regulation, prohibits or limits any such activity for savings and loan holding companies; or

(B)	in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987;

(x)	if the savings and loan holding company meets the criteria to qualify as a financial holding company, any activity permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act, including securities and insurance underwriting; and

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

The Home Owners’ Loan Act prohibits a savings and loan holding company, including the Company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the FRB. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a non-subsidiary company engaged in activities other than those permitted by the Home Owners’ Loan Act or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the FRB must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

The FRB is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions:

(i)	the approval of interstate supervisory acquisitions by savings and loan holding companies; and

(ii)	the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisition.

The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Capital. Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the FRB to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to depository institutions themselves. Instruments such as cumulative preferred stock and trust preferred securities will no longer be includable as Tier 1 capital, as is currently permitted for bank holding companies. Instruments issued prior to May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less. There is a five-year transition period (from the July 21, 2010 effective date of the Dodd-Frank Act) before the capital requirements will apply to savings and loan holding companies.

Dividends. The FRB has issued a policy statement regarding the payment of dividends by bank holding companies that is expected to apply to savings and loan holding companies as well. In general, the FRB’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. FRB guidance provides for prior regulatory review of capital distributions in certain circumstances such as when the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of the Company to pay dividends or otherwise engage in capital distributions.

Source of Strength. The Dodd-Frank Act extended the “source of strength” doctrine to savings and loan holding companies. The regulatory agencies must issue regulations requiring that all bank and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

Waivers of Dividends by Third Federal, MHC. Federal regulations require Third Federal Savings, MHC to notify the FRB of any proposed waiver of its receipt of dividends from the Company. The OTS, the previous regulator for Third Federal Savings, MHC, allowed dividend waivers provided the mutual holding company’s board of directors determined that the waiver was consistent with its fiduciary duties and the waiver would not be detrimental to the safety and soundness of its subsidiary institution. In February 2008, the Company declared its first quarterly dividend and continued to declare and pay quarterly dividends through May 2010, when the Company suspended future dividend payments until concerns expressed by OTS regarding the Association’s home equity line of credit portfolio were satisfactorily resolved. Prior to the suspension of the dividends, Third Federal Savings, MHC waived its right to receive each dividend paid by the Company. The FRB has recently issued an interim final rule pursuant to a Dodd-Frank Act, providing that the FRB “may not” object to dividend waivers by grandfathered mutual holding companies, such as Third Federal Savings, MHC, under standards substantially similar to those previously required by the OTS. However, the interim final rule added a requirement that a majority of the mutual holding company’s members eligible to vote must approve a dividend waiver by a mutual holding company within 12 months prior to the declaration of the dividend being waived. The FRB is reviewing comments on the interim final rule as part of its rulemaking process and it is expected that a final rule regarding mutual holding company dividend waivers will be implemented in 2012. While Third Federal Savings, MHC believes that the FRB does not have the authority to require a member vote to approve mutual holding company dividend waivers, there can be no assurance that the final rule will not require such a member vote.

Conversion of Third Federal Savings, MHC to Stock Form. Federal regulations permit Third Federal Savings, MHC to convert from the mutual form of organization to the capital stock form of organization (a “Conversion Transaction”). There can be no assurance when, if ever, a Conversion Transaction will occur, and the Board of Directors has no current intention or plan to undertake a Conversion Transaction. In a Conversion Transaction, a new stock holding company would be formed as the successor to the Company, Third Federal Savings, MHC’s corporate existence would end, and certain depositors of the Association would receive the right to subscribe for additional shares of common stock of the new holding company. In a Conversion Transaction, each share of common stock held by stockholders other than Third Federal Savings, MHC (“Minority Stockholders”) would be automatically converted into a number of shares of common stock of the new holding company determined pursuant to an exchange ratio that ensures that Minority Stockholders own the same percentage of common stock in the new holding company as they owned in the Company immediately prior to the Conversion Transaction. Under a provision of the Dodd-Frank Act applicable to Third Federal Savings, MHC, Minority Stockholders should not be diluted because of any dividends waived by Third Federal Savings, MHC (and waived dividends should not be considered in determining an appropriate exchange ratio), in the event Third Federal Savings, MHC converts to stock form. Any such Conversion Transaction would require various member and stockholder approvals, as well as regulatory approval.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 and related regulations address, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. We have prepared policies, procedures and systems designed to ensure compliance with these regulations.

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

Our net interest income can also be negatively impacted when assets and funding sources with seemingly similar re-pricing characteristics react differently to changing interest rates. An example is our home equity lines of credit loans and our high yield checking and high yield savings deposit products. Interest rates charged on our home equity lines of credit loans are linked to the prime rate of interest, which generally adjusts in a direct relationship to changes in the Federal Reserve’s Federal Funds target rate. Similarly, our High Yield Checking and High Yield Savings deposit products are generally expected to adjust when changes are made to the Federal Funds target rate. However, to the extent that reductions are made to the Federal Funds target rate, and those reductions translate into reductions of the prime rate and the rate charged on our home equity lines of credit loans, but do not extend to equivalent adjustments to our High Yield Checking and High Yield Savings deposit products, we will experience a reduction in our net interest income. At September 30, 2011, we held $2.28 billion of home equity lines of credit loans and $2.45 billion of High Yield Checking and High Yield Savings deposits.

Our net income can be reduced by the impact that changes in interest rates can have on the value of our capitalized mortgage servicing rights. As of September 30, 2011, we were servicing $5.43 billion of loans sold to third parties, and the mortgage servicing rights associated with such loans had an amortized cost of $28.9 million and an estimated fair value, at that date, of $40.7 million. Because the estimated life and estimated income from the underlying mortgage loans generally increase with rising interest rates and decrease with falling interest rates, the value of mortgage servicing rights increases as interest rates rise and decreases as interest rates fall.

In general, changes in market and competitive interest rates result from events that we do not control and over which we generally have little or no influence. As a result, mitigation of the adverse affects of changing interest rates is generally limited to controlling the composition of the assets and liabilities that we hold. To monitor our positions, we maintain an interest rate risk modeling system which is designed to measure our interest rate risk sensitivity. Additionally, the results of a model to measure interest rate sensitivity have historically (through June 30, 2011) been made available to us by the Association’s primary regulator, although we have been advised the OCC expects to discontinue such modeling after December 31, 2011. Our model, and the model prepared by the Association’s primary regulator, estimate the change in Association’s net portfolio value over a range of interest rate scenarios. Net portfolio value is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts. At September 30, 2011, in the event of an immediate 200 basis point increase in all interest rates, our model projects that we would experience a $423.5 million, or 24%, decrease in net portfolio value. Our internal calculations further project that, at September 30, 2011, in the event of an immediate 200 basis point increase in all interest rates, we would expect our projected net interest income for the twelve months ended September 30, 2012 to decrease by 14.6%. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”

Historically low interest rates may adversely affect our net interest income and profitability.

During the past three years it has been the policy of the Board of Governors of the Federal Reserve System to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a result, market rates on the loans we have originated and the yields on securities we have purchased have been at lower levels than available prior to 2008. This has been a significant factor in the decrease in the amount of our interest income to $427.5 million for the fiscal year ended September 30, 2011 from $550.2 million for the fiscal year ended September 30, 2008. As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, which has resulted in increases in net interest income in the short term. Our ability to lower our interest expense is limited at these interest rate levels while the average yield on our interest-earning assets may continue to decrease. The Board of Governors of the Federal Reserve System has indicated its intention to maintain low interest rates in the near future. Accordingly, our net interest income (the difference between interest income earned on assets and interest expense paid on liabilities) may continue to be adversely affected and may even decrease, which may have an adverse effect on our profitability.

Our ability to reduce interest rate risk has been adversely affected by the fact that the Association no longer sells long-term fixed-rate residential loans to Fannie Mae and we no longer offer home equity lines of credit.

Effective July 1, 2010, Fannie Mae, historically the Association’s primary loan investor, promulgated certain loan origination requirement changes affecting loan eligibility that, to date, we have not adopted. Accordingly, the Association’s ability to reduce interest rate risk via our traditional sales of longer-term fixed-rate residential loans is limited until either the Association changes its loan origination processes or Fannie Mae revises its loan eligibility standards. In the absence of such changes, future sales of longer-term fixed-rate mortgage loans will be predominantly limited to those loans that have established payment histories, strong borrower credit profiles, are supported by adequate collateral values and are acceptable to market participants other than Fannie Mae. During the fiscal year ended September 30, 2011, we sold to Fannie Mae $13.3 million of longer-term fixed-rate residential loans compared to $1.03 billion and $2.22 billion during the fiscal years ended September 30, 2010 and 2009, respectively. Sales to other market participants totaled $20.3 million during the fiscal year ended September 30, 2011. During the fiscal year ended September 30, 2010, all sales were to Fannie Mae and none were to other market participants.

Because it is no longer selling loans to Fannie Mae, the Association is also generating less non-interest income. During the fiscal year ended September 30, 2011, we realized net gains on the sale of loans of $490 thousand, compared to net gains on the sale of loans of $25.3 million during the fiscal year ended September 30,

2010. The Association’s ability to reduce interest rate risk exposure may be further compromised by its inability to do so using home equity lines of credit, which the Association has not offered since June 2010. While we have been originating SmartRate adjustable-rate mortgages, since July 2010, which have improved interest rate characteristics as compared to long-term fixed-rate mortgages, the production volume of such loans may be insufficient to offset the increased interest rate risk resulting from the Association no longer selling loans to Fannie Mae.

Each of the Association, the Company and Third Federal Savings, MHC entered into a memorandum of understanding with the OTS on February 7, 2011 that will entail compliance costs. Failure to comply with the memorandum of understanding could result in formal enforcement action or additional regulatory constraints on the Association, the Company or Third Federal Savings, MHC.

Prior to its merger into the Office of the Comptroller of the Currency (“OCC”) on July 21, 2011, the Office of Thrift Supervision (“OTS”) expressed concerns with the risk concentration and other aspects of the Association’s home equity loans and lines of credit portfolio and the administration of that portfolio. Under the terms of an August 13, 2010 memorandum of understanding (the “MOU”) between the Association and the OTS, management prepared, or obtained, and submitted to the OTS: (1) a third party report on our home equity lending portfolio; (2) a home equity lending reduction plan (the “Reduction Plan”); (3) enhanced home equity lending and credit risk management policies and procedures; and (4) an updated business plan. On December 27, 2010, notice was received from the OTS that it did not object to the Reduction Plan. The Reduction Plan spans the period from June 30, 2010 through December 31, 2011. As of September 30, 2011, the Reduction Plan targets (a $1 billion reduction in home equity lending commitments, including a $300 million reduction in outstanding balances) had been met and exceeded as home equity lending commitments had been reduced by $1.18 billion, including $410.6 million in outstanding balances. Other elements of the Reduction Plan include: a $150 million capital infusion from the Company to the Association, which was completed in October, 2010, and implementation of expanded line management, account management and collection processes regarding home equity lending. These process changes continue to be implemented and are in various stages of completion. Further, the ratio of the Association’s home equity loans and lines of credit portfolio and open commitments relative to Tier 1 Capital, plus the allowance for loan losses, was reduced to 247% at September 30, 2011 from 350% at September 30, 2010. The December 31, 2011 targeted ratio as contained in the Reduction Plan is 261%.

Effective February 7, 2011, the MOU was terminated and replaced by new memorandums of understanding (the “New MOU”) covering the Association, Third Federal Savings, MHC and the Company. The New MOU addressed the ongoing monitoring of issues raised in the original MOU. In addition, the New MOU required, at various dates through September 30, 2011, the following actions, all of which we have performed: (1) an independent assessment of the Association’s interest rate risk management policy and a plan to address any deficiencies (the assessment was submitted to the OTS on February 14, 2011); (2) an independent review of management compensation (the review was submitted to the OTS on June 30, 2011); (3) the submittal of an independent enterprise risk management study and a plan to address any deficiencies (the study and plan to address deficiencies was submitted to the OTS on February 11, 2011); (4) the submittal for OTS non-objection 45 days in advance of any plans for new debt, dividends or stock repurchases; (5) formal management and director succession plans (these plans were submitted to the OTS on March 30, 2011 and April 29, 2011, respectively); and (6) revisions to various operational policies (each of which has been completed). In a self-initiated effort, and prior to receipt of the New MOU, in September 2010, we engaged a third party to conduct an independent assessment of our interest rate risk management policy and our enterprise risk management approach. As indicated above, just days after receipt of the New MOU, the assessments were submitted to the OTS. As a result of the assessments, we are installing a new interest rate risk model to provide more customized analysis and we have established new board and management level committees to govern and oversee risk management and compliance. As indicated above, we believe that to date, we have complied with all of the stipulations of the MOU and New MOU. The requirements of the MOU and New MOU carry costs to complete which will continue to increase our non-interest expense in amounts that are not expected to, but may, be material to our results of operations. The Company does not intend to declare or pay a cash dividend, or to repurchase any of its outstanding common stock until the concerns of our regulators are resolved. The requirements of the New MOU will remain in effect until our primary regulator decides to terminate, suspend or modify them.

Negative developments in the financial industry and the domestic and international credit markets may adversely affect our operations and results.

Since the latter half of 2007, negative developments in the global credit and securitization markets have resulted in uncertainty in the financial markets and a general economic downturn which has continued into 2011 and, through much of 2010, was accompanied by deteriorated loan portfolio quality at many institutions, including the Company. In addition, the value of real estate collateral supporting many home mortgages has declined and may continue to decline. Bank and bank holding company stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets. These negative developments along with the turmoil and uncertainties that have accompanied them have heavily influenced the formulation and enactment of the Dodd-Frank Act, along with its implications as described elsewhere in this Risk Factors section. In addition to the many future implementing rules and regulations of the Dodd-Frank Act, the potential exists for other new federal or state laws and regulations regarding lending and funding practices and liquidity standards to be enacted. Bank regulatory agencies are expected to continue to be active in responding to concerns and trends identified in examinations. Negative developments in the financial industry and the domestic and international credit markets, and the impact of new legislation in response to those developments, may negatively impact our operations by increasing our costs, restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance. In addition, these risks could affect the value of our loan portfolio as well as the value of our investment portfolio, which would also negatively affect our financial performance.

The ratings downgrade of the United States Government may adversely affect the Company.

In July 2011, certain rating agencies placed the United States government’s long-term sovereign debt rating on their equivalent of negative watch and announced the possibility of a credit rating downgrade. In August 2011, one rating agency deceased its rating of the United States Government to AA+. The rating agencies, due to constraints related to the rating of the United States, also placed government-sponsored enterprises on negative watch. A downgrade of the United States credit rating would trigger a similar downgrade in the credit rating of these government-sponsored enterprises. Furthermore, the credit rating of other entities, such as state and local governments, may be downgraded if the United States’ credit rating is downgraded. The impact that these credit rating downgrades may have on the national and local economy and the Company’s financial condition and results of operations is uncertain.

Difficult market conditions have already affected us and our industry and may continue to do so.

Our performance is significantly impacted by the general economic conditions in our primary markets in the States of Ohio and Florida, and surrounding areas, which have been severely affected by recent and persisting economic issues. The continuation of difficult market conditions is likely to result in continued high levels of unemployment, which will further weaken an already distressed local economy and could result in additional defaults of mortgage loans. Most of the loans in our loan portfolio are secured by real estate located in our primary market areas. Negative conditions, such as layoffs, in the markets where collateral for a mortgage loan is located could adversely affect a borrower’s ability to repay the loan and the value of the collateral securing the loan. Declines in the U.S. housing market manifested by falling home prices and increasing foreclosures, as well as unemployment and under-employment, have all negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions. These write-downs, initially of mortgage-backed securities but spreading to derivative and traditional securities, in turn, have caused many financial institutions to seek additional capital from private and government entities, to merge with larger and stronger financial institutions and, in some cases, fail. Our business, financial condition and results of operations could be adversely affected by recessionary or impaired recovery conditions that are longer or deeper than expected.

Reflecting concern about the stability of the financial markets generally, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets may adversely affect our business, financial condition and results of operations. We do not expect that the difficult conditions in the financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial industry. In particular, we may face the following risks in connection with these events:

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

•

The processes we use to estimate losses inherent in our credit exposure require difficult, subjective, and complex judgments, including forecasts of economic conditions and how these economic predictions might impair the ability of our borrowers to repay their loans, which may no longer be capable of viable estimation and which may, in turn, impact the reliability of the processes.

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

Financial reform legislation enacted by Congress in 2010, among other things, eliminated the Office of Thrift Supervision, tightened capital standards, created a new Consumer Financial Protection Bureau and resulted in new laws and regulations that are expected to increase our costs of operations.

Effective July 21, 2010, Congress enacted the Dodd-Frank Act. This law significantly changed the bank regulatory structure and affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act required various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the ultimate impact of the Dodd-Frank Act may not be known for many years.

Certain provisions of the Dodd-Frank Act have already impacted the Company. For example, on July 21, 2011, the Office of Thrift Supervision, which was the primary federal regulator for the Company and its subsidiary, the Association, was dissolved, and the Office of the Comptroller of the Currency, which is the primary federal regulator for national banks, became the primary federal regulator for federal thrifts. Also on that date, the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) assumed supervisory and regulatory responsibilities for all savings and loan holding companies that were formerly regulated by the Office of Thrift Supervision, including the Company. Moreover, Third Federal Savings, MHC now requires the approval of the Federal Reserve Board before it may waive the receipt of any dividends from the Company, and there is no assurance that the Federal Reserve Board will approve future dividend waivers or what conditions it may impose on such waivers. See the next risk factor “—Recently enacted financial reform legislation may have an adverse effect on our ability to pay dividends, which would adversely affect the value of our common stock.”

Also effective July 21, 2011 is a provision of the Dodd-Frank Act that eliminated the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on the Company’s interest expense.

The Dodd-Frank Act also broadens the base for Federal Deposit Insurance Corporation insurance assessments. Assessments are based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.

The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

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

It is not possible to predict at this time what specific impact the Dodd-Frank Act and the future implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.

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

Federal regulations require Third Federal Savings, MHC to notify the FRB of any proposed waiver of its receipt of dividends from the Company. The OTS, the previous regulator for Third Federal Savings, MHC, allowed dividend waivers provided the mutual holding company’s board of directors determined that the waiver was consistent with its fiduciary duties and the waiver would not be detrimental to the safety and soundness of its subsidiary institution. In February 2008, the Company declared its first quarterly dividend and continued to declare and pay quarterly dividends through May 2010, when the Company suspended future dividend payments until concerns expressed by OTS regarding the Association’s home equity line of credit portfolio were satisfactorily resolved. Prior to the suspension of the dividends, Third Federal Savings, MHC waived its right to receive each dividend paid by the Company. The FRB has recently issued an interim final rule pursuant to the Dodd-Frank Act, providing that the FRB “may not” object to dividend waivers by grandfathered mutual holding companies, such as Third Federal Savings, MHC, under standards substantially similar to those previously required by the OTS. However, the interim final rule added a requirement that a majority of the mutual holding company’s members eligible to vote must approve a dividend waiver by a mutual holding company within 12 months prior to the declaration of the dividend being waived. The FRB is reviewing comments on the interim final rule as part of its rulemaking process and it is expected that a final rule regarding mutual holding company dividend waivers will be implemented in 2012. While Third Federal Savings, MHC believes that the FRB does not have the authority to require a member vote to approve mutual holding company dividend waivers, there can be no assurance that the final rule will not require such a member vote.

Changes in laws and regulations and the cost of compliance with new laws and regulations may adversely affect our operations and our income.

We are subject to extensive regulation, supervision and examination by the Federal Reserve Board, the Office of the Comptroller of the Currency, the Consumer Financial Protection Bureau and the Federal Deposit Insurance Corporation. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on a bank’s operations, reclassify assets, determine the adequacy of a bank’s allowance for loan losses and determine the level of deposit insurance premiums assessed. Because our business is highly regulated, the laws and applicable regulations are subject to frequent change. Any change in these regulations and oversight, whether in the form of regulatory policy, new regulations or legislation or additional deposit insurance premiums could have a material impact on our operations.

In response to the financial crisis, Congress has taken actions that are intended to strengthen confidence and encourage liquidity in financial institutions, and the Federal Deposit Insurance Corporation has taken actions to increase insurance coverage on deposit accounts. In addition, there have been proposals made by members of Congress and others that would reduce the amount delinquent borrowers are otherwise contractually obligated to pay under their mortgage loans and limit an institution’s ability to foreclose on mortgage collateral. A number of the largest mortgage lenders in the United States previously voluntarily suspended all foreclosures due to document verification deficiencies.

The potential exists for additional federal or state laws and regulations, or changes in policy, affecting lending and funding practices and liquidity standards. Moreover, bank regulatory agencies have been active in responding to concerns and trends identified in examinations, and have issued many formal enforcement orders requiring capital ratios in excess of regulatory requirements. Bank regulatory agencies, such as the Federal Reserve Board, the Office of the Comptroller of the Currency, the Consumer Financial Protection Bureau and the Federal Deposit Insurance Corporation, govern the activities in which we may engage, primarily for the protection of depositors, and not for the protection or benefit of potential investors. In addition, new laws and regulations may increase our costs of regulatory compliance and of doing business, and otherwise affect our operations. New laws and regulations may significantly affect the markets in which we do business, the markets for and value of our loans and investments, the fees we can charge and our ongoing operations, costs and profitability.

Loans originated through our Home Today program have higher delinquency rates than the remainder of our loan portfolio.

Prior to March 27, 2009, we offered loans through our Home Today program with our standard terms to borrowers who might not otherwise qualify for such loans. To qualify for our Home Today program, a borrower must complete financial management education and counseling and must be referred to us by a sponsoring organization with which we have partnered as part of the program and must meet a minimum credit score threshold. Because we applied less stringent underwriting and credit standards to these loans, loans originated under the Home Today program prior to March 27, 2009 have greater credit risk than traditional residential real estate mortgage loans. As of September 30, 2011, we had $264.0 million of outstanding loans that were originated through our Home Today program, 30.1% of which were delinquent 30 days or more, compared to 2.1% for our portfolio of non-Home Today loans as of that date. During the fiscal year ended September 30, 2011, we incurred net charge-offs of $6.8 million, (2.51% of the average balance of Home Today loans) on loans originated through our Home Today program, compared to $17.5 million, (0.26% of the average balance of non-Home Today loans) of net charge-offs for our non-Home Today portfolio. Effective March 27, 2009, the Home Today underwriting guidelines are substantially the same as those for our traditional mortgage product.

Any future increases in FDIC insurance premiums or FDIC special assessments will adversely impact our earnings.

On May 22, 2009, the FDIC adopted a final rule levying a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. As a result of this special assessment we recorded an expense of $4.8 million during the quarter ended June 30, 2009. On November 12, 2009, the FDIC adopted a final rule that imposed a prepayment of deposit insurance assessments that institutions would otherwise be expected to pay for calendar years 2010 through 2012. As a result of this final rule, the Association remitted a prepayment of $51.9 million to the FDIC on December 30, 2009. The prepayment requirement does not preclude the FDIC from imposing future special assessments, from changing assessment rates or from revising the risk-based assessment system, pursuant to the existing notice-and-comment rulemaking framework. Pursuant to a stipulation of the Dodd-Frank Act, effective April 1, 2011, the assessment base used by the FDIC for the purpose of determining the amount of each insured depository institution’s deposit insurance premium was revised to reflect each institution’s total assets minus Tier 1 capital. In addition, the FDIC now imposes a separate assessment methodology for large (with assets exceeding $10 billion) institutions. Should the FDIC find it necessary to impose additional special assessments or further increase assessment rates, our FDIC general insurance premium expense will increase substantially compared to prior periods.

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

Competition in the banking and financial services industry is intense. In our market areas, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, money market funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Some of our competitors have greater name recognition and market presence that benefit them in attracting business, and offer certain services that we do not or cannot provide. In addition, larger competitors may be able to price loans and deposits more aggressively than we do. Troubled financial institutions may significantly increase the interest rates paid to depositors in pursuit of retail deposits when wholesale funding sources are not available to them. Our profitability depends upon our continued ability to successfully compete in our market areas. For additional information see PART 1 Item 1. Business—THIRD FEDERAL SAVINGS AND LOAN ASSOCIATION OF CLEVELAND—Competition.

Our information systems may experience an interruption or breach in security.

We rely heavily on communications and information systems to conduct our business. Any failure, interruption, or breach in security or operational integrity of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan, and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption, or security breach of our information systems, we cannot assure you that any such failures, interruptions, or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions, or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We operate from our main office in Cleveland, Ohio, our 39 full-service branch offices located in Ohio and Florida and our eight loan production offices located in Ohio. Our branch offices are located in the Ohio counties of Cuyahoga, Lake, Lorain, Medina and Summit and in the Florida counties of Broward, Collier, Hillsborough, Lee, Palm Beach, Pasco, Pinellas and Sarasota. Our loan production offices are located in the Ohio counties of Franklin, Butler and Hamilton. The Company owns the building in which its home office and executive offices are located, and five other office locations. The net book value of our land, premises, equipment and software was $59.5 million at September 30, 2011. Included in the net book value are two commercial buildings located in Canton, Massachusetts, valued at $16.9 million, which are owned by our Hazelmere entity and leased to third parties in net lease transactions.

Item 3.	Legal Proceedings

The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material effect on the Company’s financial condition, results of operation, or statement of cash flows.

Item 4.	[Removed and Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Our common stock is listed and traded on the NASDAQ Global Select Market under the symbol “TFSL”. As of November 17, 2011, we had 9,396 shareholders of record, which number does not include persons or entities holding shares in “nominee” or “street” name through brokerage firms. Shares of our common stock began trading on April 23, 2007 following the completion of our initial public offering. Quarterly trading information for the periods indicated is provided by NASDAQ and included in the following table.

	Traded Market Prices
	High	Low	Dividends
Quarter ended December 31, 2009	$12.24	$10.96	$0.07
Quarter ended March 31, 2010	13.58	12.17	0.07
Quarter ended June 30, 2010	14.37	12.41	0.07
Quarter ended September 30, 2010	12.88	8.98	0.00
Quarter ended December 31, 2010	9.17	7.77	0.00
Quarter ended March 31, 2011	10.84	9.16	0.00
Quarter ended June 30, 2011	10.90	9.32	0.00
Quarter ended September 30, 2011	10.07	7.79	0.00

Payment of dividends is subject to declaration by our board of directors and is dependent on a number of factors, including:

•

our capital requirements and, to the extent that funds for any such dividend are provided by Third Federal Savings and Loan, the regulatory capital requirements imposed on the Association by the Office of Comptroller of the Currency;

•	our financial position and results of operations;

•	tax considerations;

•	our alternative uses of funds;

•	statutory and regulatory limitations; and

•	general economic conditions.

In June 2010, and as subsequently reaffirmed on February 7, 2011, the Company was directed not to declare or pay any cash dividend, purchase or redeem any common stock or make any other capital distribution without providing 45 days prior written notice to the Central Regional Director of the OTS and receiving the Regional Director’s written non-objection. This restriction continues to apply under the Company’s new regulator, the Federal Reserve Board. Refer to the Monitoring and Limiting Our Credit Risk section which follows for additional information. At this time the Company does not intend to declare or pay a cash dividend until the concerns of its primary regulator and the Association’s primary regulator are resolved. Any future payment of dividends will be decided by the Company’s board of directors, subject to proper Federal Reserve Board notice, if required at that time.

Pursuant to Internal Revenue Service regulations, any payment of dividends by the Association to the Company that would be deemed to be drawn from the Association’s bad debt reserves would require a payment of taxes at the then-current tax rate by the Association on the amount of earnings deemed to be removed from the reserves for such distribution. The Association does not intend to make any distribution to the Company that would create such a federal tax liability.

Through September 30, 2010, Third Federal Savings, MHC, waived its right to receive dividends. The waivers complied with regulatory authorizations (in the form of non-objection) obtained by Third Federal Savings, MHC. Requests for future regulatory authorizations to waive receipts of dividends will be submitted to the Federal Reserve Board. Please refer to the preceding discussion of dividend waivers presented in Part I, Item 1. Business, SUPERVISION AND REGULATION, Holding Company Regulation, sections—Dividends and Waivers of Dividends by Third Federal, MHC. Regulatory non-objection is subject to periodic regulatory review and no assurances can be given regarding future regulatory non-objection.

In the table and graph that follow, we have provided summary information regarding the performance of the cumulative total return of our common stock from our first trading date (April 23, 2007) through September 30, 2011, relative to the cumulative total return on stocks included in the (a) SNL Bank and Thrift Index; (b) SNL Thrift Index and (c) NASDAQ Composite, in each case for the same period. The cumulative return data are presented in dollars, based on starting investments of $100 and assuming the reinvestment of dividends.

	Measurement Date
Index (with base price at 4/23/2007)	4/23/2007	9/30/2007	9/30/2008	9/30/2009	9/30/2010	9/30/2011
TFS Financial Corporation	100.00	109.75	107.51	104.39	81.97	72.51
SNL Bank and Thrift Index	100.00	93.70	66.75	47.19	43.06	34.12
SNL Thrift Index	100.00	90.71	46.72	35.78	35.73	30.30
NASDAQ Composite	100.00	107.44	83.89	86.02	96.98	99.89

(a)	We did not sell any unregistered securities during the fiscal year ended September 30, 2011.
(b)	Not applicable
(c)	The company did not repurchase any shares of common stock during the quarter ended September 30, 2011.

On March 12, 2009, the Company announced its fourth stock repurchase program, which authorizes the repurchase of up to an additional 3,300,000 shares of the Company’s outstanding common stock. Purchases under the program will be on an ongoing basis, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses of capital, regulatory restrictions and our financial performance. Repurchased shares will be held as treasury stock and be available for general corporate use. The program has 2,156,250 shares yet to be purchased as of September 30, 2011. Our last repurchases occurred during the quarter ended December 31, 2009.

Because of concerns communicated to us by the OTS, which was merged into the OCC on July 21, 2011, and pending evaluations by our current federal regulators, the OCC and the Federal Reserve, as referred to in the Monitoring and Limiting Our Credit Risk section in the Overview, section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company does not intend to declare or pay a cash dividend, or to repurchase any of its outstanding common stock until the concerns of our regulators are resolved.

Item 6.	Selected Financial Data

	At September 30,
	2011	2010	2009	2008	2007
	(In thousands, except per share amounts)
Selected Financial Condition Data:
Total assets	$10,892,948	$11,076,027	$10,598,840	$10,786,451	$10,278,029
Cash and cash equivalents	294,846	743,740	307,046	132,379	829,715
Investment securities:
Available for sale	15,899	24,619	23,434	31,102	56,681
Held to maturity	392,527	646,940	578,331	817,750	823,815
Loans held for sale	0	25,027	61,170	200,670	107,962
Loans, net	9,750,943	9,181,749	9,219,585	9,208,736	8,073,707
Bank owned life insurance	170,845	164,334	157,864	151,294	144,498
Prepaid expenses and other assets(1)	88,853	100,461	53,183	38,783	38,420
Deposits	8,715,910	8,851,941	8,570,506	8,261,101	8,141,215
Borrowed funds	139,856	70,158	70,158	498,028	0
Shareholders’ equity	1,773,924	1,752,897	1,745,865	1,843,652	1,986,201

(1)	Prepaid expenses and other assets include the remaining balance in prepaid FDIC assessments of $23.4 million at September 30, 2011 and $39.5 million at September 30, 2010.

	For the Years Ended September 30,
	2011	2010	2009	2008	2007
	(In thousands, except per share amounts)
Selected Data:
Interest income	$427,493	$437,891	$487,222	$550,183	$537,725
Interest expense	179,845	210,385	257,147	330,321	344,523

Net interest income	247,648	227,506	230,075	219,862	193,202
Provision for loan losses	98,500	106,000	115,000	34,500	9,600

Net interest income after provision for loan losses	149,148	121,506	115,075	185,362	183,602
Non-interest income	30,982	58,638	67,384	47,780	51,389
Non-interest expenses(1)	168,055	161,933	162,388	151,447	191,109

Earnings before income tax expense	12,075	18,211	20,071	81,695	43,882
Income tax expense	2,735	6,873	5,676	27,205	18,271

Net earnings after income tax expense	$9,340	$11,338	$14,395	$54,490	$25,611

Earnings per share—basic and fully diluted	$0.03	$0.04	$0.05	$0.17	$0.10

Cash dividends declared per share	$0.00	$0.21	$0.26	$0.15	$0.00

(1)	Non-interest expenses in fiscal 2007 include our $55 million charitable contribution to the Third Federal Foundation.

	At September 30,
	2011	2010	2009	2008	2007
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on average assets	0.09%	0.10%	0.13%	0.52%	0.27%
Return on average equity	0.53%	0.65%	0.80%	2.74%	1.76%
Interest rate spread(1)	1.97%	1.77%	1.70%	1.45%	1.51%
Net interest margin(2)	2.32%	2.16%	2.20%	2.18%	2.13%
Efficiency ratio(3)	60.31%	56.59%	54.59%	56.59%	78.13%
Noninterest expense to average total assets	1.54%	1.50%	1.51%	1.45%	2.03%
Average interest-earning assets to average interest-bearing liabilities	120.39%	119.70%	120.57%	122.38%	116.47%
Dividend payout ratio(4)	0.00%	525.00%	520.00%	88.24%	0.00%

Asset Quality Ratios:
Non-performing assets as a percent of total assets	2.34%	2.73%	2.57%	1.73%	1.20%
Non-accruing loans as a percent of total loans	2.37%	3.08%	2.74%	1.87%	1.40%
Allowance for loan losses as a percent of non-accruing loans	66.73%	46.36%	37.24%	25.33%	22.12%
Allowance for loan losses as a percent of total loans	1.58%	1.42%	1.02%	0.47%	0.31%

Capital Ratios:
Third Federal Savings and Loan
Total risk-based capital (to risk weighted assets)	22.29%	19.17%	18.19%	17.55%	20.72%
Tier 1 core capital (to adjusted tangible assets)	13.90%	12.14%	12.48%	12.05%	13.09%
Tangible capital (to tangible assets)	13.90%	12.14%	12.48%	12.05%	13.09%
Tier 1 risk-based capital (to risk weighted assets)	21.04%	18.00%	17.30%	17.27%	20.35%
Average equity to average total assets	16.07%	16.19%	16.69%	19.06%	15.51%

Other Data:
Third Federal Savings and Loan
Number of full service offices	39	39	39	38	37
Loan production offices	8	8	8	8	8

(1)	Represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the year.
(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the year.
(3)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.
(4)	Represents dividends paid per share divided by diluted earnings per share. Receipt of dividends on shares owned by Third Federal Savings, MHC has been waived and dividends paid on unallocated shares of the ESOP are used to pay down the loan to the ESOP.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

While recent financial and economic reports have not been as consistently negative, and some positive trends have been highlighted in many current earnings reports, much of the financial services industry remains relatively fragile and susceptible to the consequences of adverse financial conditions. Regionally high unemployment, weak residential real estate values, capital and credit markets that remain at less than robust levels, and a general lack of confidence in the financial service sector of the economy present challenges for us.

Management believes that the following matters are those most critical to our success: (1) controlling our interest rate risk exposure; (2) monitoring and limiting our credit risk; (3) maintaining access to adequate liquidity and alternative funding sources; and (4) monitoring and controlling operating expenses.

Controlling Our Interest Rate Risk Exposure. Although housing and credit quality issues persist in financial headlines and continue to have a negative effect on our operating results and, as described below, are certainly a matter of significant concern for us, historically our greatest risk has been interest rate risk exposure. When we hold long-term, fixed-rate assets, funded by liabilities with shorter re-pricing characteristics, we are exposed to potentially adverse impact from rising interest rates. Generally, and particularly over extended periods of time that encompass full economic cycles, interest rates associated with longer term assets have been higher than interest rates associated with shorter term assets. This difference has been an important component of our net interest income and is fundamental to our operations. We manage the risk of holding long-term, fixed-rate mortgage assets by moderating the attractiveness of our loan offerings, thereby controlling the level of additions (new originations) to our portfolio, and, until recently, by periodically selling long-term, fixed-rate mortgage loans in the secondary market to reduce the amount of those assets held in our portfolio. During the fiscal year ended September 30, 2011, we sold $33.6 million of long-term, fixed-rate mortgage loans compared to $1.03 billion and $2.22 billion during the fiscal years ended September 30, 2010 and 2009, respectively The low volume of loan sales since September 30, 2010 reflects the impact of changes by Fannie Mae, historically the Association’s primary loan investor, related to requirements for loans that it accepts and a reduced level of fixed-rate loan originations as described below.

Effective July 1, 2010, Fannie Mae, historically the Association’s primary loan investor, implemented certain loan origination requirement changes affecting loan eligibility that, to date, we have not adopted. In reaching our current decision regarding implementation of the changes necessary to comply with Fannie Mae’s revised requirements, we considered that since 1991, the Association, employing only non-commissioned loan originators and utilizing a centralized underwriting process, has sold loans to Fannie Mae under a series of proprietary variances, or contract waivers, that were negotiated between us and Fannie Mae during the term of our relationship. These proprietary concessions related to certain loan file documentation and quality control procedures that, in our opinion, did not diminish in any way the excellent credit quality of the loans that we delivered to Fannie Mae, but facilitated the efficiency and effectiveness of our operations and the quality and value of the loan products that we were able to offer to our borrowers. The credit quality of the loans that we delivered to Fannie Mae was consistently evidenced by the superior delinquency profile of our portfolio in peer performance comparisons prepared by Fannie Mae throughout the term of our relationship. In response to the tumult of the housing crisis that commenced in 2008, and with the objective of improving the credit profile its loan portfolio, Fannie Mae has enacted many credit tightening measures, culminating in the effective elimination of proprietary variances and waivers, accompanied by the imposition of additional file documentation requirements and expanded quality control procedures. In addition to substantively changing Fannie Mae’s operating environment, effects of the housing crisis spread throughout the secondary residential mortgage market and resulted in a significantly altered operating framework for all secondary market participants. We believe that this dramatically altered operating framework offers opportunities for business process innovators to create new secondary market solutions especially as such opportunities pertain to high credit quality residential loans similar to those that we have traditionally originated. With the current uncertainty as to how the secondary market might be structured in the future, the Association has concluded that it is premature to incur the costs of the infrastructural changes to our operations (file documentation collection and additional quality control procedures) that would be necessary to fully comply with current Fannie Mae loan eligibility standards. In the near term, the Association expects to monitor secondary market developments and will continue to assess the merits of implementing the changes required to comply with Fannie Mae’s loan eligibility standards.

As a result, the Association’s ability to reduce interest rate risk via our traditional loan sales of newly originated longer-term fixed rate residential loans is limited until either the Association changes its loan origination processes or Fannie Mae, Freddie Mac or other market participants revise their loan eligibility standards. In the absence of such changes, future sales of fixed-rate mortgage loans will be predominantly limited to those loans that have established payment histories, strong borrower credit profiles and are supported by adequate collateral values. In that regard, in June 2011, we sold, on a servicing retained basis, $20.3 million of fixed-rate mortgage loans to a private investor. Also, in response to the agencies’ loan eligibility changes, in July 2010 we began marketing an adjustable-rate mortgage loan product that provides us with improved interest rate risk characteristics when compared to a long-term, fixed-rate mortgage. Since its introduction, the “SmartRate” adjustable rate mortgage has offered borrowers an interest rate lower than that of a fixed-rate loan. The rate is locked for three or five years then resets annually after that. It contains a feature to relock the rate an unlimited number of times at our then current rate and fee schedule, for another three or five years (dependent on the original reset period) without having to complete a full refinance transaction. Relock eligibility is subject to satisfactory payment performance history by the borrower (never 60 days late, no 30-day delinquencies during the last twelve months, current at the time of relock, and no foreclosures or bankruptcies since the SmartRate application was taken). In addition to a satisfactory payment history, relock eligibility requires that the property continue to be the borrower’s primary residence. The loan term cannot be extended in connection with a relock nor can new funds be advanced. All interest rate caps and floors remain as originated. During the fiscal year ended September 30, 2011 adjustable-rate mortgage loan production increased $802.8 million to $1.18 billion from $380.2 million during the fiscal year ended September 30, 2010. During the same time period, fixed-rate mortgage loan production decreased $634.6 million to $959.0 million from $1.59 billion. The amount of origination and refinancing volumes along with the portion of that activity that pertains to loans that we previously sold (but for which we maintained the right to provide mortgage servicing so as to maintain our relationship with our customer) when coupled with the level of loan sales, if any, determines the balance of loans held on our balance sheet. The amount of adjustable-rate loan activity described above resulted in $1.83 billion of long-term adjustable-rate loans in our residential mortgage loans held for investment portfolio at September 30, 2011, as compared to $892.4 million at September 30, 2010, or an increase of $937.1 million during the fiscal year. In addition, fixed-rate mortgage loan activity described above resulted in $5.56 billion of long-term fixed rate loans in our residential mortgage loans held for investment portfolio at September 30, 2011, as compared to $5.53 billion at September 30, 2010.

In the past, we have also managed interest rate risk by promoting home equity lines of credit which have a variable interest rate. As described below, this product carries an incremental credit risk component and has been adversely impacted by the housing market downturn. Effective June 28, 2010, we suspended the acceptance of new home equity credit applications with the exception of bridge loans and, in accordance with a reduction plan that was accepted by our primary regulator in December 2010, we actively pursued strategies to decrease the outstanding balance of our home equity lending portfolio as well as our exposure to undrawn home equity lines of credit. During the quarter ended June 30, 2011, we achieved the balance and exposure reduction targets included in the reduction plan. Notwithstanding achievement of the reduction plan target, promotion of this product is not a current strategy used to manage our interest rate risk profile.

Should a rapid and substantial increase occur in general market interest rates, it is probable that, prospectively and particularly over a multi-year time horizon, the level of our net interest income would be adversely impacted.

Monitoring and Limiting Our Credit Risk. While, historically, we had been successful in limiting our credit risk exposure by generally imposing high credit standards with respect to lending, the confluence of unfavorable regional and macro-economic events since 2008, coupled with our pre-2010 expanded participation in the second lien mortgage lending markets, has significantly refocused our attention with respect to credit risk. In response to the evolving economic landscape, we have continuously revised and updated our quarterly analysis and evaluation procedures, as needed, for each category of our lending with the objective of identifying and recognizing all appropriate credit impairments. At September 30, 2011, 89% of our assets consisted of residential real estate loans and home equity loans and lines of credit, the overwhelming majority of which were originated to borrowers in the states of Ohio and Florida. Our analytic procedures and evaluations include specific reviews of all home equity loans and lines of credit that become 90 or more days past due, as well as specific reviews of all first mortgage loans that become 180 or more days past due. We also expanded our analysis of current performing home equity lines of credit to better mitigate future risk of loss.

In response to current market conditions, and in an effort to limit our credit risk exposure and improve the credit performance of new customers, we have tightened our credit criteria in evaluating a borrower’s ability to successfully fulfill his or her repayment obligation and we have revised the design of many of our loan products to require higher borrower down-payments, limited the products available for condominiums, and eliminated certain product features (such as interest-only adjustable-rate loans, loans above certain loan-to-value ratios, and home equity lending products with the exception of bridge loans).

Prior to its merger into the Office of the Comptroller of the Currency (“OCC”) on July 21, 2011, the Office of Thrift Supervision (“OTS”) expressed concerns with the risk concentration and other aspects of the Association’s home equity loans and lines of credit portfolio and the administration of that portfolio. Under the terms of an August 13, 2010 memorandum of understanding (the “MOU”) between the Association and the OTS, management prepared, or obtained, and submitted to the OTS: (1) a third party report on our home equity lending portfolio; (2) a home equity lending reduction plan (the “Reduction Plan”); (3) enhanced home equity lending and credit risk management policies and procedures; and (4) an updated business plan. On December 27, 2010, notice was received from the OTS that it did not object to the Reduction Plan. The Reduction Plan spans the period from June 30, 2010 through December 31, 2011. As of September 30, 2011, the Reduction Plan targets (a $1 billion reduction in home equity lending commitments, including a $300 million reduction in outstanding balances) had been met and exceeded as home equity lending commitments had been reduced by $1.18 billion, including $410.6 million in outstanding balances. Other elements of the Reduction Plan include: a $150 million capital infusion from the Company to the Association, which was completed in October, 2010, and implementation of expanded line management, account management and collection processes regarding home equity lending. These process changes continue to be implemented and are in various stages of completion. Further, the ratio of the Association’s home equity loans and lines of credit portfolio and open commitments relative to Tier 1 Capital, plus the allowance for loan losses, was reduced to 247% at September 30, 2011 from 350% at September 30, 2010. The December 31, 2011 targeted ratio as contained in the Reduction Plan is 261%.

Effective February 7, 2011, the MOU was terminated and replaced by new memorandums of understanding (the “New MOU”) covering the Association, Third Federal Savings, MHC and the Company. The New MOU addressed the ongoing monitoring of issues raised in the original MOU. In addition, the New MOU required, at various dates through September 30, 2011, the following actions, all of which we have performed: (1) an independent assessment of the Association’s interest rate risk management policy and a plan to address any deficiencies (the assessment was submitted to the OTS on February 14, 2011); (2) an independent review of management compensation (the review was submitted to the OTS on June 30, 2011); (3) the submittal of an independent enterprise risk management study and a plan to address any deficiencies (the study and plan to address deficiencies was submitted to the OTS on February 11, 2011); (4) the submittal for OTS non-objection 45 days in advance of any plans for new debt, dividends or stock repurchases; (5) formal management and director succession plans (these plans were submitted to the OTS on March 30, 2011 and April 29, 2011, respectively); and (6) revisions to various operational policies (each of which has been completed). In a self-initiated effort, and prior to receipt of the New MOU, in September 2010, we engaged a third party to conduct an independent assessment of our interest rate risk management policy and our enterprise risk management approach. As indicated above, just days after receipt of the New MOU, the assessments were submitted to the OTS. As a result of the assessments, we are installing a new interest rate risk model to provide more customized analysis and we have established new board and management level committees to govern and oversee risk management and compliance. As indicated above, we believe that to date, we have complied with all of the stipulations of the MOU and New MOU. The requirements of the MOU and New MOU carry costs to complete which will continue to increase our non-interest expense in amounts that are not expected to, but may, be material to our results of operations. The Company does not intend to declare or pay a cash dividend, or to repurchase any of its outstanding common stock until the concerns of our regulators are resolved. The requirements of the New MOU will remain in effect until our primary regulator decides to terminate, suspend or modify them.

One aspect of our credit risk concern relates to the high percentage of our loans that are secured by residential real estate in the states of Ohio and Florida, particularly in light of the difficulties that have arisen with respect to the real estate markets in those states. At September 30, 2011, approximately 80.2% and 17.6% of our residential, non-Home Today and construction loans were secured by properties in Ohio and Florida, respectively. Our 30 or more days delinquency ratios on those loans in Ohio and Florida at September 30, 2011 were 1.5% and 5.1%, respectively. Our 30 or more days delinquency ratio for the non-Home Today portfolio as a whole was 2.1%. Also, at September 30, 2011, approximately 39.4% and 28.6% of our home equity loans and lines of credit were secured by properties in Ohio and Florida, respectively. Our 30 days or more delinquency ratios on those loans in Ohio and Florida at September 30, 2011 were 1.6% and 3.3%, respectively. Our 30 or more days delinquency ratio for the home equity loans and lines of credit portfolio as a whole was 2.2%. While we focus our attention on, and are concerned with respect to the resolution of, all loan delinquencies, as these ratios illustrate, our highest concern is centered on loans that are secured by properties in Florida. The “Allowance for Loan Losses” portion of the preceding PART I, Item 1, Business section provides extensive details regarding our loan portfolio composition, delinquency statistics, our methodology in evaluating our loan loss provisions and the adequacy of our allowance for loan losses. As long as unemployment levels remain high, particularly in Ohio and Florida, and Florida housing values remain depressed, due to prior overbuilding and speculation which has resulted in considerable inventory on the market, we expect that we will continue to experience elevated levels of delinquencies and risk of loss.

Our residential Home Today loans are another area of credit risk concern. Although the recorded investment in these loans totals $264.0 million at September 30, 2011 and constitutes only 2.6% of our total loan portfolio balance, these loans comprise 27.4% and 27.9% of our 90 days or greater delinquencies and our total delinquencies, respectively. At September 30, 2011, approximately 95.8% and 4.1% of our residential, Home Today loans were secured by properties in Ohio and Florida, respectively. At September 30, 2011, the percentages of those loans delinquent 30 days or more in Ohio and Florida were 30.1% and 32.0%, respectively. The disparity between the portfolio composition ratio and delinquency composition ratio reflects the nature of the Home Today loans. Prior to March 27, 2009 these loans were made to customers who, generally because of poor credit scores, would not have otherwise qualified for our loan products. We do not offer, and have not offered, loan products frequently considered to be designed to target sub-prime borrowers containing features such as higher fees or higher rates, negative amortization, or low initial payment features with adjustable interest rates.

Our Home Today loan products, which prior to March 27, 2009 were made to borrowers whose credit profiles might be described as sub-prime, generally contain the same features as loans offered to our non-Home Today borrowers. The overriding objective of our Home Today lending, just as it is with our non-Home Today lending, is to create successful homeowners. We have attempted to manage our Home Today credit risk by requiring that borrowers attend pre- and post-borrowing financial management education and counseling and that the borrowers be referred to us by a sponsoring organization with which we have partnered. Further, to manage the credit aspect of these loans, inasmuch as the majority of these buyers do not have sufficient funds for required downpayments, many loans include private mortgage insurance. At September 30, 2011, 53.9% of Home Today loans included private mortgage insurance coverage. From a peak recorded investment of $306.6 million at December 31, 2007, the total recorded investment balance of the Home Today portfolio has declined to $264.0 million at September 30, 2011. This trend generally reflects the evolving conditions in the mortgage real estate market and the tightening of standards imposed by issuers of private mortgage insurance. As part of our effort to manage credit risk, effective March 27, 2009, the Home Today underwriting guidelines were revised to be substantially the same as our traditional mortgage product. Inasmuch as most potential Home Today customers do not have sufficient funds for required downpayments, the lack of available private mortgage insurance restricts our ability to extend credit. Unless and until lending standards and private mortgage insurance requirements loosen, we expect the Home Today portfolio to continue to decline in balance.

Maintaining Access to Adequate Liquidity and Alternative Funding Sources. For most insured depositories, customer and community confidence are critical to their ability to maintain access to adequate liquidity and to conduct business in an orderly fashion. The Company believes that maintaining high levels of capital is one of the most important factors in nurturing customer and community confidence. Accordingly, we have managed the pace of our growth in a manner that reflects our emphasis on high capital levels. At September 30, 2011, the Association’s ratio of core capital to adjusted tangible assets (a basic industry measure under which 5.00% is deemed to represent a “well capitalized” status) was 13.90%. We expect to continue to maintain high capital ratios.

In managing its level of liquidity, the Company monitors available funding sources, which include attracting new deposits, borrowing from others, the conversion of assets to cash and the generation of funds through profitable operations. The Company has traditionally relied on retail deposits as its primary means in meeting its funding needs. At September 30, 2011, deposits totaled $8.72 billion, while borrowings totaled $139.9 million and borrowers’ advances and servicing escrows totaled $210.1 million, combined. In evaluating funding sources, we consider many factors, including cost, duration, current availability, expected sustainability, impact on operations and capital levels.

To attract deposits, we offer our customers attractive rates of return on our deposit products. Our deposit products typically offer rates that are highly competitive with the rates on similar products offered by other financial institutions. We intend to continue this practice.

We preserve the availability of alternative funding sources through various mechanisms. First, by maintaining high capital levels, we retain the flexibility to increase our balance sheet size without jeopardizing our capital adequacy. Effectively, this permits us to increase the rates that we offer on our deposit products thereby attracting more potential customers. Second, we pledge available real estate mortgage loans and investment securities with the Federal Home Bank of Cincinnati (“FHLB”) and the Federal Reserve Bank of Cleveland (“Federal Reserve”). At September 30, 2011, these collateral pledge support arrangements provide for additional borrowing capacity of up to $1.47 billion with the FHLB (provided an additional investment in FHLB capital stock of up to $29.4 million is made) and up to $293.0 million at the Federal Reserve. Third, we invest in high quality marketable securities that exhibit limited market price variability, and to the extent that they are not needed as collateral for borrowings, can be sold in the institutional market and converted to cash. At September 30, 2011, our investment securities portfolio totaled $408.4 million. Fourth, cash flows from operating activities have been a regular source of funds. During the fiscal years ended September 30, 2011, 2010 and 2009, cash flows from operations totaled $135.6 million, $116.5 million and $272.0 million, respectively.

Cash flow from operations during the fiscal year ended September 30, 2010 was adversely affected by the $51.9 million prepayment of Federal Deposit Insurance Corporation (FDIC) deposit insurance assessments made in December 2009, which has a remaining balance of $23.4 million at September 30, 2011. Finally, historically, a portion of the residential first mortgage loans that we originated were considered to be highly liquid as they were eligible for sale/delivery to Fannie Mae. However, due to delivery requirement changes imposed by Fannie Mae, effective July 1, 2010, this channel of available liquidity has been significantly reduced. Refer to the Residential Real Estate Mortgage Loans section in PART I, Item 1, Business for additional details. There were no mortgage loans held for sale or loan sales commitments at September 30, 2011. While periodically, in conjunction with continuing negotiations with Fannie Mae, we may determine that certain loans may qualify for delivery to Fannie Mae, there is no certainty that such negotiations will prove to be successful. While we feel this could adversely affect our liquidity position, we believe that it would be short term. Should we elect to do so, we have the ability to originate mortgages that would conform to the Fannie Mae Selling Guide requirements and would be eligible for delivery to Fannie Mae.

Overall, while customer and community confidence can never be assured, the Company believes that our liquidity is adequate and that we have adequate access to alternative funding sources.

Monitoring and Controlling Operating Expenses. We continue to focus on managing operating expenses. Our annualized ratio of non-interest expense to average assets was 1.54% for the fiscal year ended September 30, 2011 and 1.50% for the fiscal year ended September 30, 2010. As of September 30, 2011, our average assets per full-time employee, and our average deposits per full-time employee were $11.6 million and $9.3 million, respectively. Based on industry statistics published by the Office of Thrift Supervision as of June 30, 2011, we believe that each of these measures compares favorably with the averages for our peer group. Our average deposits held at our branch offices ($223.5 million per branch office as of September 30, 2011) contribute to our expense management efforts by limiting the overhead costs of serving our deposit customers. We will continue our efforts to control operating expenses as we grow our business.

While we devote a great deal of our attention to managing our operating expenses, certain costs are largely outside of our control. One expense that increased dramatically beginning in fiscal 2009 is our FDIC deposit insurance premiums and assessments. In November 2009, the FDIC amended its assessment regulations to require insured institutions to pay, on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of calendar 2009 and to also prepay their estimated risk-based assessments for all of the calendar years 2010, 2011 and 2012. Our required $51.9 million prepayment was determined based upon our assessment rate in effect on September 30, 2009 and reflected a presumed 5% annualized growth factor applied to the institution’s assessment base as well as an assumed assessment rate increase of three cents per $100 of deposits effective January 1, 2011. In recognition of the industry’s weakened condition and the significant losses experienced by the FDIC, the prepayment was intended to preclude additional special assessments for the foreseeable future; however, the prepayment does not preclude the FDIC from changing assessment rates or from revising the risk-based assessment system, pursuant to the existing notice and-comment rulemaking framework. As more fully described in PART I Item 1. Business—SUPERVISION AND REGULATION Federal Banking Regulation—Insurance of Deposit Accounts the Dodd-Frank Act required that the FDIC to revise its assessment system to base it on each institution’s total assets less tangible capital of each institution instead of deposits. Changes pursuant to this requirement were implemented April 1, 2011, and resulted in a 35% reduction in the Association’s assessment rate.

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

Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. The amount of the allowance is based on significant estimates and the ultimate losses may vary from such estimates as more information becomes available or conditions change. The methodology for determining the allowance for loan losses is considered a critical accounting policy by management due to the high degree of judgment involved, the subjectivity of the assumptions used and the potential for changes in the economic environment that could result in changes to the amount of the recorded allowance for loan losses. At September 30, 2011, the allowance for loan losses was $157.0 million or 1.58% of total loans. An increase or decrease of 10% in the allowance would result in a $15.7 million charge or credit, respectively, to income before income taxes.

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

Historically, the evaluation has been comprised of a specific component and a general component. The specific component relates to loans that are delinquent or otherwise identified as a problem loan through the application of our loan review process and our loan grading system. All such loans are evaluated individually, with principal consideration given to the value of the collateral securing the loan. Specific allowances have been established as required by this analysis. The general component is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. We also analyze historical loss experience, delinquency trends, general economic conditions and geographic concentrations. Beginning in September 2011, a portion of the SVA was reclassified as individually allocated GVA. This portion represents the allowance on individually reviewed loans dependent on cash flows, such as performing TDRs, and a portion of the allowance on loans that represents further deterioration in the fair value not supported by an appraisal. Refer to the Allowance for Loan Losses section in PART I, Item 1, Business—THIRD FEDERAL SAVINGS AND LOAN ASSOCIATION OF CLEVELAND—Lending Activities, for additional details. Effective March 31, 2009, loss factors used in determining an appropriate allowance level are supplemented by a market valuation allowance that addresses more qualitative factors that impact potential losses. The conditions evaluated include a combination of various market conditions, mainly a decrease in home values and an increase in unemployment rates, which have caused higher delinquencies and charge-offs in the loan portfolio, and increased foreclosure rates. This analysis establishes factors that are applied to the loan groups to determine the amount of the general component of the allowance for loan losses.

In the quarter ended December 31, 2011, a one-time loan charge-off of SVAs will be made by the Company when it adopts the OCC methodology regarding loan impairments. Refer to the Allowance for Loan Losses section in PART I, Item 1, Business—THIRD FEDERAL SAVINGS AND LOAN ASSOCIATION OF CLEVELAND—Lending Activities, for additional details.

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

The amount and timing of mortgage servicing rights amortization is adjusted monthly based on actual results. In addition, on a quarterly basis, we perform a valuation review of mortgage servicing rights for potential decreases in value. This quarterly valuation review entails applying current assumptions to the portfolio classified by interest rates and, secondarily, by prepayment characteristics. At September 30, 2011, the capitalized value of our right to service $5.43 billion of loans for others was $28.9 million, or 0.54% of the serviced loan portfolio.

Income Taxes. We consider accounting for income taxes a critical accounting policy due to the subjective nature of certain estimates that are involved in the calculation. We use the asset/liability method of accounting for income taxes in which deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. We must assess the realization of the deferred tax asset and, to the extent that we believe that recovery is not likely, a valuation allowance is established. Adjustments to increase or decrease the valuation allowance are charged or credited, respectively, to income tax expense. During the fiscal year ended September 30, 2011, we increased the required deferred tax valuation allowance with respect to the expected carry forward portion of our $55 million charitable contribution expense incurred in April 2007 in conjunction with the formation of the Third Federal Foundation from $5.9 million to $6.5 million. Although we have determined a valuation allowance is not required for any other deferred tax assets, there is no guarantee that those assets, nor the portion of deferred tax asset associated with the carryforward of our charitable contribution not subject to a valuation allowance, will be recognizable in the future.

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

We estimate the per share value of option grants using the Black-Scholes option pricing model using assumptions for expected dividend yield, expected stock price volatility, risk-free interest rate and expected option term. These assumptions are subjective in nature, involve uncertainties, and therefore, cannot be determined with precision.

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

Comparison of Financial Condition at September 30, 2011 and 2010

Total assets decreased $183.1 million, or 2%, to $10.89 billion at September 30, 2011 from $11.08 billion at September 30, 2010. This change was the result of decreases in our cash and cash equivalents, investment securities and mortgage loans held for sale partially offset by an increase in our loan portfolio.

Cash and cash equivalents decreased $448.9 million, or 60%, to $294.8 million at September 30, 2011 from $743.7 million at September 30, 2010, as we have reinvested our most liquid assets into loan products.

Investment securities held to maturity decreased $254.4 million, or 39%, to $392.5 million at September 30, 2011 from $646.9 million at September 30, 2010. There were no sales of investment securities as $274.0 million in principal paydowns occurred in this mortgage-backed security portfolio partially offset by $14.7 million in purchases of investment securities in the fiscal year ended September 30, 2011. During the first half of the 2011 fiscal year, we experienced higher paydowns on mortgage-backed securities as historically low levels of mortgage loan interest rates motivated borrowers to refinance their existing mortgage debt, which reduced the balance of our portfolio of investment securities held to maturity. During the second half of fiscal 2011, reduced mortgage lending activity triggered a slower pace of paydowns.

There were no mortgage loans held for sale at September 30, 2011 compared to $25.0 million at September 30, 2010. Effective July 1, 2010, Fannie Mae, the Association’s primary loan investor, implemented certain loan origination requirement changes affecting loan eligibility. We did not adopt those changes and as a result, the volume of loans sold since July 1, 2010 as well as the balance of loans held for sale declined. Refer to the Controlling Our Interest Rate Risk Exposure section of the Overview discussion found earlier in this Item 7. During the quarter ended December 31, 2010, $25.0 million of mortgage loans previously classified as held for sale were transferred to held for investment. Loans held for investment, net, increased $569.2 million, or 6%, to $9.75 billion at September 30, 2011 from $9.18 billion at September 30, 2010. Residential mortgage loans increased $965.8 million, or 13%, to $7.38 billion during fiscal year ended September 30, 2011 reflecting the successful marketing of our “SmartRate” adjustable-rate first mortgage loan product. During the fiscal year ended September 30, 2011, $1.18 billion of three and five year “SmartRate” loans were originated while $959.0 million of 15 and 30 year, fixed-rate first mortgage loans were originated. These originations were partially offset by paydowns and, with respect to fixed-rate loans, to a much lesser extent, loan sales. Historically, the preponderance of our new loan originations was comprised of fixed-rate loans which were frequently offset by fixed-rate loan sales. In the current fiscal year, sales of loans (all fixed-rate) totaled $33.6 million. The low volume of loan sales since September 30, 2010 reflects the impact of changes, as described above, by Fannie Mae, the Association’s primary loan investor, related to requirements for loans that it accepts, as well as the strategy of originating adjustable rate loans to be held for investment on our balance sheet. However, in June 2011, we sold, on a servicing retained basis, $20.3 million of fixed-rate mortgage loans to a private investor. Refer to the Controlling Our Interest Rate Risk Exposure section of the Overview for additional discussion regarding our management of interest rate risk. The increase in residential mortgage loans was partially offset by a $357.5 million decrease in home equity loans and lines of credit. Effective June 28, 2010, we suspended the acceptance of new equity credit applications with the exception of bridge loans. Refer to the Monitoring and Limiting Our Credit Risk section of the Overview for additional information.

Mortgage loan servicing assets, net, decreased $9.7 million, or 25%, to $28.9 million at September 30, 2011 from $38.7 million at September 30, 2010. This net change reflects the significant reduction in loan sales, and accompanying creation of new mortgage loan servicing assets, that resulted from the delivery requirement changes imposed by Fannie Mae and as described above. For the fiscal year ended September 30, 2011 mortgage loan servicing asset amortization totaled $9.9 million while asset generation from new sales totaled $138 thousand. The majority of the amortization is linked to the cyclically low level of mortgage interest rates that prompted accelerated refinance activity by borrowers, particularly during the first six months of fiscal 2011.

Deposits decreased $136.0 million, or 2%, to $8.72 billion at September, 2011 from $8.85 billion at September 30, 2010. The decrease in deposits was the result of a $245.7 million decrease in our certificates of deposit partially offset by a $109.2 million increase in our high-yield savings accounts (a subcategory of our savings accounts) combined with a $2.3 million increase in our high-yield checking accounts (a subcategory of our negotiable order of withdrawal accounts) during the fiscal year ended September 30, 2011. In the current environment of extremely low interest rates, our customers have demonstrated a preference for the liquidity of transaction-oriented accounts and have moved away from the term commitments required of certificates of deposits. We believe that our high-yield savings accounts as well as our high-yield checking accounts provide a stable source of funds. In addition, our high yield savings accounts are expected to reprice in a manner similar to our equity loan products, and, therefore, assist us in managing interest rate risk.

Borrowed funds increased $69.7 million, or 99%, to $139.9 million at September 30, 2011 from $70.2 million at September 30, 2010. The largest component of the increase is $50.0 million of short-term (overnight) borrowings from the Federal Home Loan Bank of Cincinnati, the proceeds of which are held in interest bearing cash equivalents and augment our liquidity.

Principal, interest, and related escrow owed on loans serviced decreased $132.6 million, or 47%, to $151.9 million at September 30, 2011 from $284.4 million at September 30, 2010. Principal and interest collected decreased $120.0 million along with a $12.6 million decrease in retained tax payments collected from borrowers in the current period. Principal and interest will fluctuate based on normal curtailments and paydowns, but historically low mortgage interest rates increased the amount of refinancing activity in the periods preceding September 30, 2010 continuing through fiscal 2011, especially in the first half, resulting in an increase in funds collected from borrowers which were being held on September 30, 2010, pending remittance to other investors. As a result of the aforementioned activity and the low volume of loan sales in the current fiscal year, the principal balance of loans serviced decreased $1.61 billion, or 23%, to $5.43 billion from $7.04 billion at September 30, 2010.

Accrued expenses and other liabilities decreased $12.0 million to $53.2 million at September 30, 2011 from $65.2 million at September 30, 2010. This change primarily reflects the in-transit status of $4.3 million of real estate tax payments that have been collected from borrowers and are being remitted to various taxing agencies, a $5.1 million decrease in the accruals related to our retirement and pension plans and a $1.8 million decrease in other payables.

Shareholders’ equity increased $21.0 million, or 1%, to $1.77 billion at September 30, 2011 from $1.75 billion at September 30, 2010. Activity reflects $9.3 million of net income in the 2011 fiscal year combined with $9.9 million of adjustments related to the allocation of shares of our common stock related to awards under the stock-based compensation plan and the ESOP and a $1.8 million reduction in accumulated other comprehensive loss that resulted primarily from an adjustment to the actuarially determined balance of our pension obligation.

Analysis of Net Interest Income

Net interest income represents the difference between income we earn on our interest-earning assets and the expense we pay on our interest-bearing liabilities. Net interest income depends on the volume of interest-earning assets and interest-bearing liabilities and the rates earned on such assets and the rates paid on such liabilities.

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

	For the Fiscal Years Ended September 30,
	2011			2010			2009
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold	$0	$0	0.00%	$0	$0	0.00%	$350	$1	0.29%
Other interest-bearing cash equivalents	293,626	821	0.28%	505,706	1,216	0.24%	96,026	213	0.22%
Investment securities	11,821	101	0.85%	17,343	364	2.10%	17,910	465	2.60%
Mortgage-backed securities	507,009	11,594	2.29%	635,845	19,231	3.02%	711,756	28,926	4.06%
Loans	9,828,565	413,464	4.21%	9,327,280	415,477	4.45%	9,600,665	455,933	4.75%
Federal Home Loan Bank stock	35,620	1,514	4.25%	35,620	1,603	4.50%	35,620	1,684	4.73%

Total interest-earning assets	10,676,641	427,494	4.00%	10,521,794	437,891	4.16%	10,462,327	487,222	4.66%

Noninterest-earning assets	261,369			302,647			320,039

Total assets	$10,938,010			$10,824,441			$10,782,366

Interest-bearing liabilities:
NOW accounts	$975,938	3,586	0.37%	$975,889	5,485	0.56%	$1,046,640	9,145	0.87%
Savings accounts	1,631,764	9,954	0.61%	1,442,641	13,181	0.91%	1,139,916	16,135	1.42%
Certificates of deposit	6,137,246	164,303	2.68%	6,301,459	189,796	3.01%	6,200,984	229,211	3.70%
Borrowed funds	123,570	2,003	1.62%	70,009	1,923	2.75%	289,911	2,656	0.92%

Total interest-bearing liabilities	8,868,518	179,846	2.03%	8,789,998	210,385	2.39%	8,677,451	257,147	2.96%

Noninterest-bearing liabilities	312,147			281,976			305,878

Total liabilities	9,180,665			9,071,974			8,983,329
Shareholders’ equity	1,757,345			1,752,467			1,799,037

Total liabilities and shareholders’ equity	$10,938,010			$10,824,441			$10,782,366

Net interest income		$247,648			$227,506			$230,075

Interest rate spread(1)			1.97%			1.77%			1.70%

Net interest-earning assets(2)	$1,808,123			$1,731,796			$1,784,876

Net interest margin(3)		2.32%			2.16%			2.20%

Average interest-earning assets to average interest-bearing liabilities	120.39%			119.70%			120.57%

(1)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by total interest-earning assets.

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

	For the Fiscal Years Ended September 30, 2011 vs. 2010			For the Fiscal Years Ended September 30, 2010 vs. 2009
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
Other interest-bearing cash equivalents	$(646)	$251	$(395)	$983	$19	$1,002
Investment securities	(92)	(171)	(263)	(14)	(87)	(101)
Mortgage-backed securities	(3,465)	(4,172)	(7,637)	(2,853)	(6,842)	(9,695)
Loans	21,719	(23,732)	(2,013)	(12,730)	(27,726)	(40,456)
Federal Home Loan Bank stock	0	(89)	(89)	0	(81)	(81)

Total interest-earning assets	17,516	(27,913)	(10,397)	(14,614)	(34,717)	(49,331)

Interest-bearing liabilities:
NOW accounts	0	(1,899)	(1,899)	(583)	(3,077)	(3,660)
Passbook savings	2,102	(5,329)	(3,227)	8,821	(11,775)	(2,954)
Certificates of deposit	(4,842)	(20,651)	(25,493)	3,780	(43,195)	(39,415)
Borrowed funds	172	(92)	80	448	(1,181)	(733)

Total interest-bearing liabilities	(2,568)	(27,971)	(30,539)	12,466	(59,228)	(46,762)

Net change in net interest income	$20,084	$58	$20,142	$(27,080)	$24,511	$(2,569)

Comparison of Operating Results for the Fiscal Years Ended September 30, 2011 and 2010

General. Net income decreased $2.0 million, or 18%, to $9.3 million for the fiscal year ended September 30, 2010 compared to $11.3 million for the fiscal year ended September 30, 2010. This change was attributed to a decrease in non-interest income combined with an increase in non-interest expense partially offset by an increase in net interest income and a decrease in the provision for loan losses.

Interest Income. Interest income decreased $10.4 million or 2%, to $427.5 million for the fiscal year ended September 30, 2011 compared to $437.9 million for the prior fiscal year. The decrease in interest income resulted primarily from decreases in interest income from loans and mortgage-backed securities.

Interest income on mortgage-backed securities decreased $7.6 million, or 40%, to $11.6 million from $19.2 million during the prior fiscal year. The average yield on mortgage-backed securities decreased 73 basis points to 2.29% compared to 3.02% in the prior fiscal year as interest rates on adjustable rate securities reset to lower current rates and higher, fixed-rate securities continue to experience accelerated paydowns. The average balance of mortgage-backed securities decreased $128.8 million to $507.0 million compared to $635.8 million during the prior fiscal year. The $274.1 million in principal paydowns and maturities which occurred in the current fiscal year were partially offset by $14.7 million in purchases. There were no sales of mortgage-backed securities during the current fiscal year.

Interest income on loans decreased $2.0 million, or less than 1%, to $413.5 million compared to $415.5 million compared to the prior fiscal year. This change was attributed to a 24 basis point decrease in the yield to 4.21% from 4.45% as historically low interest rates have increased the amount of refinance activity. Additionally, the increase in our “SmartRate” adjustable-rate first mortgage loan originations during the fiscal year at interest rates below rates offered on fixed-rate products contributed to the lower average yield. The decrease in interest income on loans during the current fiscal year was partially offset by the $501.3 million increase in the average balance of loans to $9.83 billion in the current fiscal year compared to $9.33 billion in the prior fiscal year as new loan production exceeded repayments and loan sales.

Interest Expense. Interest expense decreased $30.5 million, or 15%, to $179.8 million during the 2011 fiscal year from $210.4 million during the 2010 fiscal year. The change resulted primarily from a decrease in interest expense on certificates of deposit combined with modest decreases in NOW accounts and savings accounts.

Interest expense on certificates of deposit decreased $25.5 million, or 13%, to $164.3 million compared to $189.8 million during the prior fiscal year. The change was attributed to a 33 basis point decrease in the average rate we paid on certificates of deposit to 2.68% from 3.01% combined with a $164.2 million, or 3%, decrease in the average balance to $6.14 billion from $6.30 billion. Rates were adjusted on deposits in response to changes in general market rates as well as to changes in the rates paid by our competition on short-term certificates of deposit.

Interest expense on savings accounts decreased $3.2 million, or 24%, to $10.0 million compared to $13.2 million the prior fiscal year. The change was attributed to a 30 basis point decrease in the average rate we paid on savings accounts to 0.61% from 0.91%, partially offset by a $189.1 million, or a 13%, increase in the average balance to $1.63 billion from $1.44 billion the prior fiscal year, reflecting customer preference for savings accounts when rates are comparable to our short-term certificates of deposit.

Net Interest Income. Net interest income increased $20.1 million, or 9%, to $247.6 million compared to $227.5 million during the prior fiscal year. As net interest income increased during the current fiscal year, we experienced an improvement of our interest rate spread which increased 20 basis points to 1.97% compared to 1.77% during the prior fiscal year. Our net interest margin increased 16 basis points to 2.32% compared to 2.16% in the prior fiscal year. This increase can be partially attributed to the higher average loan balance in the current fiscal year. Our average net interest-earning assets increased $76.3 million, to $1.81 billion during the current fiscal year compared to $1.73 billion during the prior fiscal year.

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

Based on our evaluation of the above factors, we recorded a provision for loan losses of $98.5 million during the fiscal year ended September 30, 2011 and a provision of $106.0 million during the prior fiscal year. The lower provision in fiscal 2011 reflects the overall stabilization of credit quality in our loan portfolio. The provisions recorded exceeded net charge-offs of $74.8 million and $68.0 million for the fiscal years ended September 30, 2011 and 2010, respectively. Our provisions for loan losses continue to exceed the total of charge-offs, adjusted for the net change in specific valuation allowances, and as a result, our combined general and market valuation allowances have continued to increase. The current provision reflects our net charge-off experience, lower home values and the uncertain economic times, which continue to challenge many of our loan customers. As delinquencies in the portfolio have been resolved through pay-off, short sale or foreclosure, or management determines the collateral is not sufficient to satisfy the loan, uncollected balances have been charged against the allowance for loan losses previously provided. The allowance for loan losses was $157.0 million, or 1.58% of total recorded investment in loans receivable, at September 30, 2011, compared to $133.2 million or 1.43% of total recorded investment in loans receivable at September 30, 2010.

Of the $51.3 million decrease in the recorded investment of non-accrual loans from September 2010 to September 2011, the largest decrease was in our residential Home Today portfolio, which decreased $22.4 million, or 24.3% to $69.6 million. As of September 30, 2011, the recorded investment in our Home Today portfolio was $262.9 million, compared to $279.2 million at September 30, 2010. The $69.6 million balance in Home Today non-accrual loans includes $9.6 million in troubled debt restructurings which are current but included with non-accrual loans for a minimum period of six months from their restructuring date.

The recorded investment in non-accruing home equity loans and lines of credit decreased $17.6 million, or 32%, during the current fiscal year ending September 30, 2011. During the current fiscal year, net charge-offs of $49.5 million of uncollected balances have been charged against the allowance for loan losses. As of September 30, 2011, the recorded investment in our home equity loans and lines of credit portfolio was $2.50 billion, compared to $2.87 billion at September 30, 2010. We believe that non-performing home equity loans and lines of credit are, on a relative basis, of greater concern than non-Home Today loans as these home equity loans and lines of credits generally hold subordinated positions and accordingly, represent a higher level of risk. The non-performing balances of home equity loans and lines of credit were $36.9 million or 1.47% of the home equity loans and lines of credit portfolio at September 30, 2011 compared to $54.5 million or 1.90% at September 30, 2010. In light of the depressed housing market in our primary geographic markets and the continued high level of delinquencies in our portfolio, we will continue to closely monitor the loss performance of this category.

The recorded investment in non-accrual loans in our residential, non-Home Today portfolio decreased $10.1 million or 7% to $125.0 million at September 30, 2011. During the current fiscal year, net charge-offs of $17.5 million of uncollected balances were charged against the allowance for loan losses. The $125.0 million balance includes $6.5 million in troubled debt restructurings which are current but included with non-accrual loans for a minimum period of six months from their restructuring date. We believe we have recorded all losses that are both probable and reasonable to estimate for fiscal years ended September 30, 2011 and 2010.

We used the same general methodology in assessing the allowance at the end of each period, except that, beginning September 30, 2010, the individual loan loss review methodology applied to home equity loans and lines of credit was enhanced to include updated individual reviews for all home equity loans and lines of credit that were 90 days or more past due. Previously, updated individual reviews were not performed if the previous review had been performed within the last 12 months.

Refer to Item1. Business for additional discussion and disclosure related to our provisions for loan losses.

Non-Interest Income. Non-interest income decreased $27.7 million, or 47%, to $31.0 million during the current fiscal year compared to $58.6 million during the prior fiscal year.

In the fiscal year ended September 30, 2011 there were $33.6 million in loan sales from which we recorded $490 thousand of net gains compared to net gains of $25.3 million on $942.2 million in loan sales in prior fiscal year. The significantly lower volume of loan sales in the current fiscal year reflects the impact of changes by Fannie Mae related to requirements for loans that it accepts. Refer to the Controlling Our Interest Rate Risk Exposure section of the Overview for additional discussion.

Loan fees and service charges decreased $5.0 million, or 24%, to $15.6 million during the current fiscal year compared to $20.6 million during prior fiscal year. This change is attributed to reduced loan servicing fees in the current fiscal year as the balance of our portfolio of sold loans we are servicing for others has decreased 23%

from September 30, 2010 resulting in a $4.9 million decrease in loan servicing fees collected in the current period compared to the fiscal year ended September 30, 2010. The decrease in the portfolio of sold loans we are servicing for others can be attributed to the increased paydowns in addition to the significantly lower volume of loan sales.

Non-Interest Expense. Non-interest expense increased $6.1 million, or 4%, to $168.1 million during fiscal year 2011 compared to $161.9 million during fiscal year 2010, primarily from increases in appraisal and other loan review expenses, real estate owned expense (associated legal cost and losses on the disposition of properties) and other operating expenses partially offset by a decrease in salaries and employee benefits. Salaries and employee benefits decreased $7.9 million, or 9%, to $76.0 million during the current fiscal year compared to $83.9 million during the prior fiscal period. This change was primarily due to a $5.2 million decrease in associate compensation costs (particularly bonus accruals and costs related to employee stock-based incentive programs), and a $3.3 million decrease in defined benefit retirement plan expense (resulting primarily from the correction of an actuarial error).

As a result of the freeze to the defined benefit retirement plan accruals, subsequent to September 30, 2011, net periodic benefit cost recognized in the statement of income will be significantly reduced after December 31, 2011. Offsetting a portion of that decrease will be a future benefit contribution attributable to employees impacted by the freeze, as they will become eligible for the third tier of benefits under the 401(k) savings plan after December 31, 2011. For additional detail regarding the defined benefit plan, see the Defined Benefit Plan section of Note 13.

Appraisal and other loan review expenses increased $4.3 million to $5.6 million during the current fiscal year compared to $1.3 million during the prior fiscal year. These costs along with other costs included in other operating expenses (legal, postage, courier, telephone etc.) are associated with our home equity lending reduction plan. Additionally, professional consulting fees incurred in connection with the enhancement of our home equity lending account administration and account management activities coupled with similar fees incurred in connection with an independent evaluation of our enterprise risk management processes and procedures also contributed to the cost increase. Finally, because of the higher loan refinance activity during the fiscal year, the cost of interest advances that the Company is required to make (and which is included in other operating expenses) when serviced loans are repaid prior to month end increased $1.0 million in the current fiscal year when compared to the prior fiscal year.

Income Tax Expense. The provision for income taxes was $2.7 million during the current fiscal year compared to $6.9 million during the prior fiscal year. The provision for the current fiscal year included $2.7 million of federal tax and $75 thousand of state income tax expense. The provision for fiscal year ended 2010 included $6.8 million of federal income tax provision and $47 thousand of state income tax provision. The state income tax provision is subtracted from income before income taxes when calculating the federal income tax provision. Our effective federal tax rate was 22.2% in the current fiscal year compared to 37.6% for the prior fiscal year. The primary difference in the effective tax rate this fiscal year when compared to the prior fiscal year is the result of the $1.9 million adjustment to increase our deferred tax asset valuation allowance related to our charitable contribution carryforward that was recognized during the fiscal year ended September 30, 2010 as compared to an adjustment of $600 thousand recognized during the fiscal year ended September 30, 2011. Our effective federal income tax rate was affected by insurance related permanent tax differences which had a more beneficial impact during fiscal 2011 as compared to fiscal 2010 due to lower pre-tax earnings .

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

Interest Income. Interest income decreased $49.3 million or 10%, to $437.9 million for the fiscal year ended September 30, 2010 compared to $487.2 million for the prior fiscal year. The decrease in interest income resulted primarily from decreases in interest income from loans and mortgage-backed securities.

Interest income on mortgage-backed securities decreased $9.7 million, or 34%, to $19.2 million from $28.9 million during the prior fiscal year. The average yield on mortgage-backed securities decreased 104 basis points to 3.02% compared to 4.06% in the prior fiscal year as interest rates on adjustable rate securities reset to lower current rates and higher, fixed-rate securities experienced accelerated paydowns. The average balance of mortgage-backed securities decreased $75.9 million to $635.8 million compared to $711.8 million during the prior fiscal year. The $390.4 million in purchases which occurred in fiscal 2010 were partially offset by $318.7 million in principal paydowns and maturities. There were no sales of mortgage-backed securities during fiscal 2010.

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

Interest expense on NOW accounts, which include our high yield checking accounts, decreased $3.7 million, or 40%, to $5.5 million from $9.1 million during the prior fiscal year. The decrease was caused primarily by a 31 basis point decrease in the average rate we paid on NOW accounts to 0.56% during the fiscal year ended 2010 compared to 0.87% during the fiscal year ended 2009. We decreased rates on deposits in response to decreases in short-term market interest rates. In addition, the average balance of NOW accounts decreased $70.8 million, or 7%, to $975.9 million compared to $1.05 billion as many customers moved funds into the higher yields offered by certificates of deposit and our high yield savings accounts.

Interest expense on savings accounts, which include our high yield savings accounts, decreased $2.9 million, or 18%, to $13.2 million from $16.1 million during the prior fiscal year. The decrease was caused by a 50 basis point decrease in the yield to 0.91% compared to 1.42%, and was largely offset by the change in the average balance of savings accounts which increased $302.8 million, or 27%, to $1.44 billion during fiscal 2010.

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

Net Interest Income. Net interest income decreased $2.6 million, or 1%, to $227.5 million for the fiscal year ended September 30, 2010 compared to $230.1 million for the prior fiscal year. While net interest income decreased, we experienced an improvement of our interest rate spread, which increased 7 basis points to 1.77% compared to 1.70%. Our net interest margin decreased four basis points to 2.16% compared to 2.20% for fiscal year 2009. Our average net interest-earning assets decreased $53.1 million, to $1.73 billion during fiscal 2010 compared to $1.78 billion during the prior fiscal year.

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

Based on our evaluation of the above factors, we recorded a provision for loan losses of $106.0 million during the fiscal year ended September 30, 2010 and a provision of $115.0 million during the prior fiscal year. The provisions recorded exceeded net charge-offs of $68.0 million and $63.5 million for the fiscal years ended September 30, 2010 and 2009, respectively. The level of charge-offs in the portfolio remained elevated. As delinquencies in the portfolio have been resolved through pay-off, short sale or foreclosure, or management determines the collateral is not sufficient to satisfy the loan, uncollected balances have been charged against the allowance for loan losses previously provided. The allowance for loan losses was $133.2 million, or 1.42% of total loans receivable, at September 30, 2010, compared to $95.2 million or 1.02% of total loans receivable at September 30, 2009.

Of the $31.7 million increase in non-accrual loans from September 2009 to September 30, 2010, the largest increase was in our residential non-Home Today portfolio, which increased $35.7 million, or 36%. Non-accrual loans in our residential, non-Home Today portfolio at September 30, 2010, include $13.6 million in troubled debt restructurings which are current but included with non-accrual loans for a minimum period of six months from their restructuring date. The increase in our residential, non-Home Today portfolio was general in nature and reflective of the general market conditions with specific negative implications in the housing markets of our primary geographic operating areas. While the increase in non-accrual loans is noteworthy, as a percentage of the balance of our non-Home Today portfolio, the non-accruing loan balance of $135.8 million is 2.21%.

Non-accrual loans in our Home Today portfolio increased $7.7 million, or 9%, during fiscal 2010. As of September 30, 2010, our Home Today portfolio was $280.5 million, compared to $291.7 million at September 30, 2009. These non-accrual loans include $17.2 million in trouble debt restructurings which were current but included with non-accrual loans for a minimum period of six months from their restructuring date. The increase in non-accruing loans has been taken into account in determining our provision for loan losses.

Non-accruing home equity loans and lines of credit decreased $5.2 million, or 9%, during fiscal 2010 ending September 30, 2010. During fiscal 2010, net charge-offs of $48.8 million of uncollected balances have been charged against the allowance for loan loss. As of September 30, 2010, our home equity loans and lines of credit portfolio was $2.85 billion, compared to $2.98 billion at September 30, 2009. We believe that non-performing home equity loans and lines of credit are, on a relative basis, of greater concern than non-Home Today loans as these home equity loans and lines of credits generally hold subordinated positions and accordingly, represent a higher level of risk. The non-performing balances of home equity loans and lines of credit were $54.2 million or 1.90% of the home equity loans and lines of credit portfolio at September 30, 2010 compared to $59.4 million or 1.99% at September 30, 2009.

Non-Interest Income. Non-interest income decreased $8.7 million, or 13%, to $58.6 million during fiscal 2010 compared to $67.4 million during the prior fiscal year.

Net gain on the sale of loans decreased $7.5 million, or 23%, to $25.3 million in fiscal 2010 from $32.9 million during the prior fiscal year. This can be attributed to favorable market conditions (lower and declining interest rates generally result in higher gains on sales of loans) partially offset by a $1.19 billion decrease in loan sales to $1.03 billion as compared to $2.22 billion during the prior fiscal year. Loan sales are used by the Company as a means of managing interest rate risk. However, due to delivery requirement changes imposed by

Fannie Mae, effective July 1, 2010, we expect that our ability to reduce interest rate risk via the loan sales channel will be limited. Refer to the Controlling Our Interest Rate Risk Exposure section of the Overview discussion found earlier in this Item 7.

Non-Interest Expense. Non-interest expense of $161.9 million in fiscal year 2010 was essentially unchanged from the prior fiscal year. An increase in salaries and employee benefits was offset by decreases in real estate owned expense, office property, equipment and software and marketing services.

Salaries and employee benefits increased $5.9 million or 8%, to $83.9 million during fiscal year 2010 from $78.1 million during the prior fiscal year. Compensation expense increased $2.9 million or 6% to $49.4 million during fiscal 2010. This change is due to normal annual compensation increases for our associates combined with lower compensation expense deferrals that resulted from the reduction in the volume of loan originations during fiscal 2010 when compared to the prior fiscal year. Defined benefit plan expense increased $2.2 million of 47.0%, to $6.7 million from $4.6 million during the prior fiscal year as a result of changes in the net periodic benefit cost recognized in fiscal 2010. For additional detail regarding the change in the defined benefit plan see the Defined Benefit Plan section of Note 13. Real estate owned expense decreased $2.6 million or 33%, to $5.3 million from $7.9 million. The change is due to a $2.6 million decrease in net losses taken on the sale of REO properties during fiscal 2010.

Income Tax Expense. The provision for income taxes was $6.9 million during fiscal 2010 compared to $5.7 million during the prior fiscal year. The provision for income taxes included $6.8 million and $5.6 million in federal income taxes during the fiscal years ended September 30, 2010 and 2009, respectively. The state income tax provision is subtracted from income before income taxes when calculating the federal income tax provision. Our effective tax rate was 37.6% in fiscal 2010 compared to 28.0% for the prior fiscal year. The primary difference in the effective tax rate in fiscal 2010 when compared to the prior fiscal year is the result of a $1.9 million adjustment to increase our deferred tax asset valuation allowance related to our charitable contribution carryforward.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the FHLB of Cincinnati, borrowings from the Federal Reserve Discount Window and maturities, sales of securities and, historically, sales of loans. In addition, we have the ability to obtain collateralized borrowings in the wholesale markets. Finally, access to the equity capital markets via a supplemental first step transaction or a full (second step) transaction remain as other potential source of liquidity, although this channel generally requires six to nine months of lead time While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Association’s Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We seek to maintain a minimum liquidity ratio of 2% or greater (which we compute as the sum of cash and cash equivalents plus unpledged investment securities for which ready markets exist, divided by total assets). For the fiscal year ended September 30, 2011, our liquidity ratio averaged 6.81%. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2011.

We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities and the objectives of our asset/liability management program.

Excess liquid assets are generally invested in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2011, cash and cash equivalents totaled $294.8 million. During the fiscal year ended September 30, 2011, we sold $33.6 million of long-term, fixed rate loans. Effective July 1, 2010 however, our traditional underwriting procedures no longer comply with Fannie Mae’s standard requirements and accordingly, our ability to manage liquidity via the loan sales channel will be limited until either we change our underwriting standards or Fannie Mae, or other market participants, revise their qualification standards. In the absence of such changes, future sales of fixed rate mortgage loans will be limited to those loans that have established payment histories, strong borrower credit profiles and are supported by adequate collateral values. Investment securities classified as available-for-sale, which provide additional sources of liquidity, totaled $15.9 million at September 30, 2011. Also, at September 30, 2011 we had borrowed $139.9 million from the FHLB of Cincinnati.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in the Consolidated Financial Statements.

At September 30, 2011, we had $402.6 million in loan commitments outstanding. In addition to commitments to originate loans, we had $1.46 billion in unused lines of credit to borrowers. Certificates of deposit due within one year of September 30, 2011 totaled $3.07 billion, or 35.3% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, sales of investment securities, other deposit products, including certificates of deposit, Federal Home Loan Bank advances, borrowings from the Federal Reserve Discount Window or other collateralized borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2012. We believe, however, based on past experience that a significant portion of such deposits will remain with us. Generally, we have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are originating residential mortgage loans and purchasing investments. During the fiscal year ended September 30, 2011, we originated $2.14 billion of loans, and during the fiscal year ended September 30, 2010, we originated $1.97 billion of loans. We purchased $14.7 million of securities during the fiscal year ended September 30, 2011, and $390.4 million during the fiscal year ended September 30, 2010.

Financing activities consist primarily of changes in deposit accounts, changes in the balances of principal and interest owed on loans serviced for others and, to a lesser extent, Federal Home Loan Bank advances and borrowings from the Federal Reserve Discount Window. We experienced a net decrease in total deposits of $136.0 million during the fiscal year ended September 30, 2011 compared to a net increase of $281.4 million during the fiscal year ended September 30, 2010. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. Principal and interest owed on loans serviced for others decreased $132.6 million during the fiscal year ended September 30, 2011 compared to an increase of $178.7 million during the fiscal year ended September 30, 2010.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of Cincinnati and the Federal Reserve Discount Window, each of which provides an additional source of funds. At September 30, 2011 we had $139.9 million of FHLB of Cincinnati advances and no outstanding borrowings from the Federal Reserve Discount Window. During the fiscal year ended September 30, 2011, we had average outstanding advances with the FHLB of Cincinnati of $123.6 million as compared to average outstanding advances of $70.0 million from the FHLB of Cincinnati during fiscal year 2010. At September 30, 2011 we had the ability to immediately borrow an additional $814.4 million from the FHLB of Cincinnati and $293.0 million from the Federal Reserve Discount Window. From the perspective of collateral value securing FHLB of Cincinnati advances, our capacity limit for additional borrowings at September 30, 2011 was $1.47 billion, subject to satisfaction of the FHLB Cincinnati common stock ownership requirement. To satisfy the common stock ownership requirement we would have to increase our ownership of FHLB Cincinnati common stock by an additional $29.4 million.

Third Federal Savings and Loan is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2011, Third Federal Savings and Loan exceeded all regulatory capital requirements. Third Federal Savings and Loan is considered “well capitalized” under regulatory guidelines.

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

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at September 30, 2011. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments due by period
Contractual Obligations	Less than One year		One to Three years	Three to Five years	More than Five years	Total
	(In thousands)
Federal Home Loan Bank advances(1)	$53,183		$44,000	$17,950	$24,723	$139,856
Operating leases	4,494		7,442	4,401	7,589	23,926
Certificates of deposit(1)	3,065,841		1,779,996	890,722	322,322	6,058,881
Private equity investments	13,813		0	0	0	13,813

Total	$3,137,331		$1,831,438	$913,073	$354,634	$6,236,476

Commitments to extend credit	$2,144,163	(2)	$1,794	$0	$0	$2,145,957

(1)	Includes accrued interest payable at September 30, 2011.
(2)	Includes the unused portion of home equity lines of credit of $1.71 billion.

The Company provides mortgage reinsurance on certain mortgage loans in its own portfolio, including Home Today loans, and loans in its servicing portfolio through contracts with two primary mortgage insurance companies. Under these contracts, the Company absorbs mortgage insurance losses in excess of a specified percentage of the principal balance of a given pool of loans, subject to a contractual limit, in exchange for a portion of the pools’ mortgage insurance premiums. As of September 30, 2011, approximately $390.8 million of mortgage loans in our portfolios was covered by such mortgage reinsurance contracts. At September 30, 2011, the maximum losses under the reinsurance contracts were limited to $15.1 million. The Company has incurred $2.6 million in losses under these reinsurance contracts and provided a liability for estimated losses totaling $4.0 million as of September 30, 2011. Management believes it has made adequate provision for estimated losses.

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

Recent Accounting Pronouncements

Pending as of September 30, 2011

FASB ASU 2010-28, “Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force)” modifies the impairment tests and provides guidance on determining whether it is more likely than not that goodwill impairment exists for reporting units with zero or negative carrying amounts. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company will adopt the amendments to Topic 350 on October 1, 2011 and does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

FASB Accounting Standards Update (“ASU”) 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment” seeks to reduce the cost and complexity of performing the first step of the two-step goodwill impairment test. This amendment permits an entity to first assess qualitative factors to determine whether the existence of events or circumstances leads to a more likely than not (more than 50% likelihood) conclusion that the fair value of the reporting unit is less than its carrying amount. The performance of the two-step impairment test becomes unnecessary if after assessing the totality of events and circumstances, the entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount. The amendment is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company does not expect the adoption of these provisions to have a material impact on the Company’s consolidated financial statements.

FASB ASU 2011-05, “Presentation of Comprehensive Income” eliminates the option to present other comprehensive income (“OCI”) in the statement of shareholders’ equity and provides an entity the option to present the total of comprehensive income, the components of net income, and the components of OCI either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of OCI along with a total for OCI, and a total amount for comprehensive income. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s). The amendments in this update should be applied retrospectively and are effective for the company for the interim and annual periods beginning October 1, 2012, with early adoption permitted. The only impact of these amendments on the Company’s consolidated financial statements will be a change in the presentation of OCI.

FASB ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” eliminates unnecessary wording differences between U.S. GAAP and International Financial Reporting Standards, clarifies the intent of existing fair value measurements, and expands disclosure requirements. ASU 2011-04 indicates that the highest and best use and valuation premise in a fair value measurement only apply to nonfinancial assets. In addition, ASU 2011-04 expands qualitative and quantitative fair value disclosures including those related to descriptions of valuation processes used, the sensitivity of the fair value to changes in unobservable inputs and the interrelationships between those inputs, and quantitative disclosures about unobservable inputs and assumptions. The amendments in ASU 2011-04 are effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Adopted in fiscal year ended September 30, 2011

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

FASB ASU 2010-29, “Business Combinations (Topic 805): Disclosures of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force)” clarifies the acquisition date that should be used and expands supplemental disclosures required when reporting pro forma financial information related to business combinations. The amendments are effective for business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The Company adopted the amendments to Topic 805 on January 1, 2011, with no material impact on the Company’s consolidated financial statements.

FASB ASU 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” expands disclosures about the credit quality of financing receivables and the allowance for credit losses, requiring such disclosures be presented on a disaggregated basis, either by portfolio segment, which is defined as the level at which an entity determines its allowance for credit losses, or by class, which is defined on the basis of the initial measurement attribute, the risk characteristics, and the method for monitoring and assessing credit risk. The new guidance requires an entity to present, by portfolio segment, a roll forward of the allowance for credit losses and the recorded investment of the related financing receivables, and significant purchases and sales of financing receivables. Disclosures required by class of financing receivables include nonaccrual status, impaired balances, credit quality indicators, the aging of past dues, the nature and extent of troubled debt restructurings that occurred during the reporting period along with their impact on the allowance for credit losses, and the nature and effect of troubled debt restructurings that occurred during the previous twelve months that defaulted during the period along with their impact on the allowance for credit losses. The new and amended disclosures are included in Note 5. Loans and Allowance for Loan Losses.

FASB ASC Subtopic 810-10, the consolidation guidance related to variable interest entities (“VIEs”), was amended to modify the approach used to evaluate VIEs and add disclosure requirements about an enterprise’s involvement with VIEs. These provisions are effective at the beginning of an entity’s annual reporting period that begins after November 15, 2009 and for interim periods within that period. The Company adopted the amendments to the consolidation guidance related to variable interest entities on October 1, 2010 with no material impact on the Company’s consolidated financial statements.

FASB ASC Topic 860, “Transfers and Servicing,” was amended to eliminate the concept of a “qualifying special-purpose entity” and change the requirements for derecognizing financial assets. The amendment requires additional disclosures intended to provide greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. This updated guidance is effective for fiscal years beginning after November 15, 2009. The Company adopted the amendments to Transfers and Servicing on October 1, 2010 with no material impact on the Company’s consolidated financial statements.

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

During 2011, 2010 and 2009, $33.6 million, $1.03 billion and $2.22 billion, respectively, of long-term, fixed rate mortgage loans were securitized and sold. These sales were undertaken to improve our interest rate risk position in the event that market interest rates increased. Effective July 1, 2010, Fannie Mae, historically the Association’s primary loan investor, implemented certain loan origination requirement changes affecting loan eligibility that we did not adopt. Accordingly, the Association’s ability to reduce interest rate risk via our traditional loan sales of newly originated longer-term fixed rate residential loans is limited until either the Association changes its loan origination processes or Fannie Mae, Freddie Mac or other market participants, revise their loan eligibility standards. Otherwise, future sales of fixed-rate mortgage loans will predominantly be limited to those loans that have established payment histories, strong borrower credit profiles and are supported by adequate collateral values. In response to this change, we are currently marketing an adjustable-rate mortgage loan product that provides us with improved interest rate risk characteristics when compared to a long-term, fixed-rate mortgage.

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

Net Portfolio Value. As our primary regulator prior to its merger into the OCC, the OTS required the computation of amounts by which the net present value of an institution’s cash flow from assets, liabilities and off balance sheet items (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates. The OTS provided all institutions that filed a Consolidated Maturity/Rate Schedule as a part of their quarterly Thrift Financial Report with an interest rate sensitivity report of NPV. The OTS simulation model used a discounted cash flow analysis and an option-based pricing approach in measuring the interest rate sensitivity of NPV. The OTS model estimated the economic value of each type of asset, liability and off-balance sheet contract under the assumption that instantaneous changes (measured in basis points) occur at all maturities along the United States Treasury yield curve. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 2% to 3% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. On a quarterly basis the OTS provided us with the results of its interest rate sensitivity model, which was based on information we provided to the OTS, to estimate the sensitivity of our NPV. In general, the assumptions used by the OTS were, by necessity, more generic as their modeling framework had to fit and be adaptable to all institutions subject to its regulation. The Association has been advised that the results of the regulatory interest rate sensitivity model will not be prepared after December 31, 2011.

The Association also prepares interest rate sensitivity calculations. Our internal model is tailored specifically to our organization, which, we believe, improves the accuracy of our internally prepared NPV estimates. The following table presents our internal calculations of the estimated changes in the Association’s NPV at September 30, 2011 that would result from the indicated instantaneous changes in the United States Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Change in Interest Rates (basis points)(1)	Estimated NPV(2)	Estimated Increase (Decrease) in NPV		NPV as a Percentage of Present Value of Assets(3)
				NPV Ratio(4)	Increase (Decrease) (basis points)
		Amount	Percent
	(Dollars in thousands)
+300	$1,005,235	$(730,293)	-42.1%	9.80%	-563
+200	1,312,035	(423,492)	-24.4%	12.31%	-312
+100	1,588,807	(146,721)	-8.5%	14.42%	-101
0	1,735,528	—	—	15.43%	—
-100	1,742,870	7,342	0.4%	15.28%	-15

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at September 30, 2011, in the event of an increase of 200 basis points in all interest rates, the Association would experience a 24.4% decrease in NPV. In the event of a 100 basis point decrease in interest rates, the Association would experience a 0.4% increase in NPV.

The following table is based on the calculations contained in the previous table, and sets forth the change in the NPV at a +200 basis point rate of shock at September 30, 2011, with comparative information as of September 30, 2010. By regulation the Association must measure and manage its interest rate risk for an interest rate shock of +/-200 basis points, whichever produces the largest decline in NPV.

	At September 30,
Risk Measure (+200 bp Rate Shock)	2011	2010
Pre-Shock NPV Ratio	15.43%	13.60%
Post-Shock NPV Ratio	12.31%	10.07%
Sesitivity Measure in basis points	-312	-354

The following table presents our internal calculations of the estimated changes in the Association’s NPV at September 30, 2011 and 2010 that would result from the designated instantaneous changes in the United States Treasury yield curve.

	NPV as a Percentage of Present Value of Assets(2)
Change in Interest Rates (basis points)(1)	NPV Ratio(3) at September 30,
	2011	2010
+300	9.80%	7.91%
+200	12.31%	10.07%
+100	14.42%	12.20%
0	15.43%	13.60%
-100	15.28%	13.69%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(3)	NPV Ratio represents NPV divided by the present value of assets.

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

We have previously reported that our former primary regulator, the OTS, expressed concern with respect to several significant assumptions used in our current internal interest rate risk (“IRR”) model, as well as the reliability of the resulting IRR profiles generated by the model. We believe that our internal IRR model has enabled us to prudently and reasonably measure and manage IRR; however, we are taking measures to replace our current modeling system with a system that offers enhanced functionality and capabilities. Installation and implementation of the new IRR modeling software is currently underway; with completion expected by December 31, 2011. The new model possesses random patterning capabilities that our current model lacks and accommodates extensive regression analytics applicable to the prepayment and decay profiles of our borrower and depositor portfolios. At the current time, we have not determined and validated how the initial estimates of the new model will compare with the estimates of our current model; however, we believe that the new model will expand our ability to run alternative modeling scenarios and will improve the timeliness of and our access to decision making data that will complement our IRR management processes.

Net Interest Income. In addition to NPV calculations, we analyze our sensitivity to changes in interest rates through our internal net interest income model. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what our net interest income would be for a twelve-month period using OTS Pricing Tables for assumptions such as loan prepayment rates and deposit decay rates, and the Bloomberg forward yield curve for assumptions as to projected interest rates. We then calculate what the net interest income would be for the same period in the event of an instantaneous 200 basis point increase in market interest rates. As of September 30, 2011, we estimated that our net interest income for the 12 months ending September 30, 2012 would decrease by 14.6% in the event of an instantaneous 200 basis point increase in market interest rates.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2011. In making this assessment, the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework was utilized. Based on this assessment, management believes that, as of September 30, 2011, the Company’s internal control over financial reporting is effective.

The Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting.

The Sarbanes-Oxley Act Section 302 Certifications have been filed as Exhibit 31.1 and Exhibit 31.2 to this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

TFS Financial Corporation

Cleveland, OH

We have audited the internal control over financial reporting of TFS Financial Corporation and subsidiaries (the “Company”) as of September 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report Regarding Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 30, 2011 of the Company and our report dated November 29, 2011, expressed an unqualified opinion on those financial statements.

/s/    Deloitte & Touche LLP

Cleveland, OH

November 29, 2011

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

The table below sets forth information, as of September 30, 2011, regarding our executive officers other than Messrs. Stefanski and Kobak and Ms. Piterans.

Name	Title	Age
Ralph M. Betters	Chief Information Officer	60
David S. Huffman	Chief Financial Officer	59
Paul J. Huml	Chief Accounting Officer Chief Operating Officer, The Company	52
Terence C. Paulett	Chief Risk Officer	58
John P. Ringenbach	Chief Operating Officer, The Association	62
Meredith S. Weil	Chief Retail Officer	44

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

David S. Huffman joined the Association in 1993, and has served as its Chief Financial Officer since 2000. He has also served as Chief Financial Officer of the Company since 2004. Mr. Huffman has more than 30 years of experience in the financial institutions industry, including serving as Chief Financial Officer of First American Savings Bank of Canton, Ohio, from 1989 to 1993.

Paul J. Huml joined the Association as a Vice President in 1998 and was appointed Chief Operating Officer of the Company in 2002 and Chief Accounting Officer in June 2009. Prior to joining the Association, Mr. Huml spent 10 years in the hotel industry, focusing on the areas of finance, real estate development and risk management. Mr. Huml is a certified public accountant in the state of Ohio.

Terence C. Paulett joined the Association in 1994 and was named Chief Risk Officer in 2011. During his time with the Association, Mr. Paulett has managed many different operational departments, including underwriting, risk, compliance, legal and internal audit. Mr. Paulett’s more than 30 years in the banking industry have also included overseeing several credit and audit functions with both Commerce Exchange Bank and AmeriTrust.

John P. Ringenbach joined the Association in 1993 and serves as its Chief Operating Officer. Prior to joining the Association, Mr. Ringenbach was President of Commerce Exchange Bank, where he was employed from 1987 until 1993. Mr. Ringenbach has more than 30 years of experience in the financial institutions industry.

Meredith S. Weil joined the Association in 1999 and was named Chief Retail Officer in 2010. Prior to her current role, Ms. Weil held several senior management positions within the Association, including that of regional manager of retail delivery operations, overseeing customer service and internet services, as well as marketing. Ms. Weil has spent more than 20 years in the banking industry. Prior to joining the Association, she was Vice President of Strategic Management with Key Bank in Cleveland.

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

The following table provides information as of September 30, 2011 regarding our 2008 Equity Incentive Plan that was approved by shareholders on May 29, 2008:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Rights and Warrants	Weighted-Average Exercise Price of Outstanding Options, Rights and Warrants		Number of Shares Remaining Available for Future Issuance Under the Plan
Equity Compensation Plans
Approved by Stockholders	6,244,125	$9.59	(1)	16,014,625

Equity Compensation Plans
Not Approved by Stockholders	N/A	N/A		N/A

Total	6,244,125	$9.59	(1)	16,014,625

(1)	Weighted-Average Exercise Price of Outstanding Options, Rights and Warrants is calculated using 1,238,200 shares of restricted stock awards at $0.00 and 5,005,925 shares of stock option awards at $11.96.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

(a)(1) Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

TFS Financial Corporation

Cleveland, OH

We have audited the accompanying consolidated statements of condition of TFS Financial Corporation and subsidiaries (the “Company”) as of September 30, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TFS Financial Corporation and subsidiaries as of September 30, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 29, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/    Deloitte & Touche LLP

Cleveland, OH

November 29, 2011

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

As of September 30, 2011 and 2010

(In thousands, except share data)

	2011	2010
ASSETS

Cash and due from banks	$35,532	$38,804
Other interest-bearing cash equivalents	259,314	704,936

Cash and cash equivalents	294,846	743,740

Investment securities:
Available for sale (amortized cost $15,760 and $24,480, respectively)	15,899	24,619
Held to maturity (fair value $398,725 and $657,076, respectively)	392,527	646,940

	408,426	671,559

Mortgage loans held for sale (none measured at fair value)	0	25,027
Loans held for investment, net:
Mortgage loans	9,920,907	9,323,073
Other loans	6,868	7,199
Deferred loan fees, net	(19,854)	(15,283)
Allowance for loan losses	(156,978)	(133,240)

Loans, net	9,750,943	9,181,749

Mortgage loan servicing assets, net	28,919	38,658
Federal Home Loan Bank stock, at cost	35,620	35,620
Real estate owned	19,155	15,912
Premises, equipment, and software, net	59,487	62,685
Accrued interest receivable	35,854	36,282
Bank owned life insurance contracts	170,845	164,334
Other assets	88,853	100,461

TOTAL ASSETS	$10,892,948	$11,076,027

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$8,715,910	$8,851,941
Borrowed funds	139,856	70,158
Borrowers’ advances for insurance and taxes	58,235	51,401
Principal, interest, and related escrow owed on loans serviced	151,859	284,425
Accrued expenses and other liabilities	53,164	65,205

Total liabilities	9,119,024	9,323,130

Commitments and contingent liabilities

Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	0	0
Common stock, $0.01 par value, 700,000,000 shares authorized; 332,318,750 shares shares issued; 308,915,893 and 308,395,000 outstanding at September 30, 2011 and September 30, 2010, respectively	3,323	3,323
Paid-in capital	1,686,216	1,686,062
Treasury stock, at cost; 23,402,857 and 23,923,750 shares at September 30, 2011 and September 30, 2010, respectively	(282,090)	(288,366)
Unallocated ESOP shares	(79,084)	(82,699)
Retained earnings—substantially restricted	461,836	452,633
Accumulated other comprehensive loss	(16,277)	(18,056)

Total shareholders’ equity	1,773,924	1,752,897

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,892,948	$11,076,027

See accompanying notes to consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For each of the three years in the period ended September 30, 2011

(In thousands, except share and per share data)

	2011	2010	2009
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$413,464	$415,477	$455,933
Investment securities available for sale	240	549	790
Investment securities held to maturity	11,455	19,046	28,601
Other interest and dividend earning assets	2,334	2,819	1,898

Total interest and dividend income	427,493	437,891	487,222

INTEREST EXPENSE:
Deposits	177,842	208,462	254,491
Borrowed funds	2,003	1,923	2,656

Total interest expense	179,845	210,385	257,147

NET INTEREST INCOME	247,648	227,506	230,075

PROVISION FOR LOAN LOSSES	98,500	106,000	115,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	149,148	121,506	115,075

NON-INTEREST INCOME:
Fees and service charges, net of amortization	15,615	20,625	21,591
Net gain on the sale of loans	490	25,303	32,850
Increase in and death benefits from bank owned life insurance contracts	6,521	6,491	6,591
Income (loss) on private equity investments	1,067	669	(821)
Other	7,289	5,550	7,173

Total non-interest income	30,982	58,638	67,384

NON-INTEREST EXPENSE:
Salaries and employee benefits	76,014	83,915	78,050
Marketing services	7,745	6,043	7,116
Office property, equipment, and software	20,074	20,379	21,902
Federal insurance premium	19,516	18,898	18,918
State franchise tax	4,805	4,602	5,037
Real estate owned expense, net	8,061	5,339	7,918
Appraisal and other loan review expenses	5,601	1,300	984
Other operating expenses	26,239	21,457	22,463

Total non-interest expense	168,055	161,933	162,388

INCOME BEFORE INCOME TAXES	12,075	18,211	20,071

INCOME TAX EXPENSE	2,735	6,873	5,676

NET INCOME	$9,340	$11,338	$14,395

Earnings per share—basic and diluted	$0.03	$0.04	$0.05

Weighted average shares outstanding
Basic	300,358,096	299,795,588	301,227,599
Diluted	300,969,844	300,252,913	301,592,405

See accompanying notes to consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For each of the three years in the period ended September 30, 2011

(In thousands, except share and per share data)

						Accumulated other comprehensive income (loss)
	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Unrealized gains/(losses) on securities	Pension obligation	Total shareholders’ equity
Balance at September 30, 2008	$3,323	1,672,953	(192,662)	(93,545)	462,190	157	(8,764)	$1,843,652

Comprehensive Income
Net income	—	—	—	—	14,395	—	—	14,395
Change in unrealized gains on securities available for sale	—	—	—	—	—	83	—	83
Change in pension obligation	—	—	—	—	—	—	(9,399)	(9,399)

Total comprehensive income	—	—	—	—	—	—	—	5,079
Purchase of treasury stock (7,897,150 shares)	—	—	(96,529)	—	—	—	—	(96,529)
ESOP shares allocated or committed to be released	—	1,121	—	5,649	—	—	—	6,770
Compensation costs for stock-based plans	—	6,399	—	—	—	—	—	6,399
Excess tax benefit from stock-based compensation	—	171	—	—	—	—	—	171
Treasury stock allocated to restricted stock plan	—	(1,644)	1,677	—	(33)	—	—	—
Dividends paid to common shareholders ($0.26 per common share)	—	—	—	—	(19,677)	—	—	(19,677)

Balance at September 30, 2009	$3,323	1,679,000	(287,514)	(87,896)	456,875	240	(18,163)	$1,745,865

Comprehensive Income
Net income	—	—	—	—	11,338	—	—	11,338
Change in unrealized gains on securities available for sale	—	—	—	—	—	(150)	—	(150)
Change in pension obligation	—	—	—	—	—	—	17	17

Total comprehensive income	—	—	—	—	—	—	—	11,205
Purchase of treasury stock (161,400 shares)	—	—	(1,810)	—	—	—	—	(1,810)
ESOP shares allocated or committed to be released	—	1,103	—	5,197	—	—	—	6,300
Compensation costs for stock-based plans	—	6,841	—	—	—	—	—	6,841
Excess tax benefit from stock-based compensation	—	57	—	—	—	—	—	57
Treasury stock allocated to restricted stock plan	—	(939)	958	—	(19)	—	—	—
Dividends paid to common shareholders ($0.21 per common share)	—	—	—	—	(15,561)	—	—	(15,561)

Balance at September 30, 2010	$3,323	1,686,062	(288,366)	(82,699)	452,633	90	(18,146)	$1,752,897

Comprehensive Income
Net income	—	—	—	—	9,340	—	—	9,340
Change in unrealized gains on securities available for sale	—	—	—	—	—	0	—	0
Change in pension obligation	—	—	—	—	—	—	1,779	1,779

Total comprehensive income	—	—	—	—	—	—	—	11,119
ESOP shares allocated or committed to be released	—	(393)	—	3,615	—	—	—	3,222
Compensation costs for stock-based plans	—	6,919	(3)	—	—	—	—	6,916
Reversal of excess tax benefit from stock-based compensation	—	(230)	—	—	—	—	—	(230)
Treasury stock allocated to restricted stock plan	—	(6,142)	6,279	—	(137)	—	—	—

Balance at September 30, 2011	$3,323	1,686,216	(282,090)	(79,084)	461,836	90	(16,367)	$1,773,924

See accompanying notes to consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For each of the three years in the period ended September 30, 2011

(In thousands)

	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,340	$11,338	$14,395
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	10,138	13,141	13,169
Reversal of excess tax benefit related to stock-based compensation	(230)	0	0
Depreciation and amortization	19,404	18,465	18,504
Deferred income taxes	(8,243)	(10,542)	(15,510)
Provision for loan losses	98,500	106,000	115,000
Net gain on the sale of loans	(490)	(25,303)	(32,850)
Other net losses	3,419	2,316	15,786
Principal repayments on and proceeds from sales of loans held for sale	0	243,127	896,106
Loans originated for sale	0	(207,488)	(754,728)
Increase in and death benefits for bank owned life insurance contracts	(6,519)	(6,489)	(6,588)
Net decrease (increase) in interest receivable and other assets	18,732	(37,456)	11,578
Net (decrease) increase in accrued expenses and other liabilities	(9,304)	7,035	(4,197)
Other	821	2,380	1,352

Net cash provided by operating activities	135,568	116,524	272,017

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans originated	(2,484,919)	(2,746,054)	(4,027,882)
Principal repayments on loans	1,787,544	1,886,218	2,550,830
Proceeds from sales, principal repayments and maturities of:
Securities available for sale	10,898	8,857	8,948
Securities held to maturity	263,176	309,853	274,995
Proceeds from sale of:
Loans	33,722	792,511	1,339,799
Real estate owned	15,606	17,421	12,880
Purchases of:
Securities available for sale	(2,291)	(10,331)	(1,155)
Securities held to maturity	(12,424)	(380,072)	(35,602)
Premises and equipment	(2,616)	(4,397)	(4,244)
Other	(1,093)	128	399

Net cash (used in) provided by investing activities	(392,397)	(125,866)	118,968

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(136,031)	281,435	309,405
Net increase (decrease) in borrowers’ advances for insurance and taxes	6,834	3,209	(247)
Net (decrease) increase in principal and interest owed on loans serviced	(132,566)	178,706	25,044
Net increase (decrease) in short term borrowed funds	50,025	0	(497,870)
Proceeds from long term borrowed funds	34,673	0	70,000
Repayment of long term borrowed funds	(15,000)	0	0
Purchase of treasury shares	0	(1,810)	(103,144)
Excess tax benefit related to stock-based compensation	0	57	171
Dividends paid to common shareholders	0	(15,561)	(19,677)

Net cash (used in) provided by financing activities	(192,065)	446,036	(216,318)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(448,894)	436,694	174,667
CASH AND CASH EQUIVALENTS—Beginning of year	743,740	307,046	132,379

CASH AND CASH EQUIVALENTS—End of year	$294,846	$743,740	$307,046

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest on deposits	$178,452	$210,810	$255,163
Cash paid for interest on borrowed funds	1,972	1,923	2,525
Cash paid for income taxes	7,600	19,900	19,400
SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to real estate owned	21,069	17,310	32,412
Transfer of loans from held for sale to held for investment	25,027	0	0

See accompanying notes to consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the years ended September 30, 2011, 2010, and 2009

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

Business—TFS Financial Corporation (the “Holding Company”), a federally chartered stock holding company, conducts its principal activities through its wholly owned subsidiaries. The principal line of business of the Company is retail consumer banking, including mortgage lending, deposit gathering, and other insignificant financial services. Third Federal Savings and Loan Association of Cleveland, MHC (“Third Federal Savings, MHC”), its federally chartered mutual holding company parent, currently owns 73.52% of the outstanding shares of common stock of the Company.

The Company’s primary operating subsidiaries include Third Federal Savings and Loan Association of Cleveland (“the Association” or “Third Federal Savings and Loan”) and Third Capital, Inc. (“Third Capital”). The Association is a federal savings association, which provides retail loan and savings products to its customers in Ohio and Florida, through its 39 full-service branches, eight loan production offices, customer service call center and internet site. The Association also provides savings products and first mortgage refinance loans in states outside of its branch footprint Third Capital was formed to hold non-thrift investments and subsidiaries, which include a limited liability company the purpose of which is to acquire and manage commercial real estate, a Vermont captive reinsurance company, an entity that pursues merger and acquisition opportunities and investments in private equity investment funds.

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

A decline in the fair value of any available for sale or held to maturity security, below cost, that is deemed to be other than temporary, results in a reduction in the carrying amount to fair value. The impairment loss is bifurcated between that related to credit loss which is recognized in non-interest income and that related to all other factors which is recognized in other comprehensive income. To determine whether an impairment is other than temporary, the Company considers, among other things, the duration and extent to which the fair value of an investment is less than its cost, changes in value subsequent to year end, forecasted performance of the issuer, and whether the Company has the intent to hold the investment until market price recovery, or, for debt securities, whether the Company has the intent to sell the security or more likely than not will be required to sell the debt security before its anticipated recovery.

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

Allowance for Loan Losses—The allowance for loan losses is assessed on a quarterly basis and provisions for loan losses are made in order to maintain the allowance at a level sufficient to absorb credit losses in the portfolio. Impairment evaluations are performed on loans segregated into homogeneous pools based on similarities in credit profile, product and property types. Through the evaluation, general allowances for loan losses are assessed based on historical loan loss experience for each homogeneous pool. General allowances are adjusted to address other factors that affect estimated probable losses including the size of the portion of the portfolio that is not subjected to individual review; current delinquency statistics; the status of loans in foreclosure, real estate in judgment and real estate owned; national, regional and local economic factors and trends; asset disposition loss statistics (both current and historical); and the relative level of individually allocated valuation allowances to the balances of loans individually reviewed. The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management believes the allowance is adequate.

For all classes of loans, a loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest according to the contractual terms of the loan agreement. Factors considered in determining that a loan is impaired may include the deteriorating financial condition of the borrower indicated by missed or delinquent payments, a pending legal action, such as bankruptcy or foreclosure, or the absence of adequate security for the loan. Impairment is measured based on the fair value of the collateral less costs to sell when it is probable that the sole source of repayment for the loan is the underlying collateral. Beginning September 30, 2010, equity loans, bridge loans, and loans modified in troubled debt restructurings were included in loans individually evaluated based on the fair value of the collateral at 90 or more days past due. Prior to September 30, 2010, the collateral-based evaluation was performed on these loans at 180 or more days past due. A loan that is identified for individual evaluation based on a failure to make timely payments will continue to be reported as impaired until it is less than 30 days past due and will again be reported as impaired if it is 30 or more days past due and a sustained period of consecutive and timely payments, six months at minimum, has not passed.

Loans modified in troubled debt restructurings are separately evaluated for impairment on a loan by loan basis at the time of restructuring and at each subsequent reporting date for as long as they are reported as troubled debt restructurings. The impairment evaluation is based on the present value of expected future cash flows discounted at the effective interest rate of the original loan when the loan is less than 90 days past due. Expected future cash flows include a discount factor representing a potential for default. Valuation allowances are recorded for the excess of the recorded investments over the result of the cash flow analyses. Troubled debt restructurings that are 90 days or more past due are evaluated for impairment based on the fair value of the collateral. The fair value less estimated cost to dispose of the underlying property is compared to the recorded investment in the loan to estimate a loss recorded as a specific valuation allowance in the allowance for credit losses. This applies to all mortgage loans and lines of credit. Consumer loans are not considered for restructuring. A loan modified in a troubled debt restructuring is classified as an impaired loan for a minimum of one year. After one year, a loan is no longer included in the balance of impaired loans if the loan was modified to yield a market rate for loans of similar credit risk at the time of restructuring and the loan is not impaired based on the terms of restructuring agreement. The majority of the Company’s modifications do not meet these criteria.

Loans are placed in nonaccrual status when they are contractually 90 days or more past due. Loans modified in troubled debt restructurings that were in nonaccrual status prior to the restructurings remain in nonaccrual status until performance under the restructuring agreement is demonstrated for a minimum of six months. Interest on loans in accrual status, including certain loans individually reviewed for impairment, is recognized in interest income as it accrues, on a daily basis. Accrued interest on loans in non-accrual status is reversed by a charge to interest income at the time a loan is placed in non-accrual and income is subsequently recognized only to the extent cash payments are received. Cash payments on loans in non-accrual status are applied to the oldest scheduled, unpaid principal and interest payment first. A nonaccrual loan, other than a troubled debt restructuring, is returned to accrual status when contractual payments are less than 90 days past due. The number of days past due is determined by the number of days the oldest contractual principal and interest payment remains unpaid and the loan is 90 days or more past due.

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

Premises, Equipment, and Software—Depreciation and amortization of premises, equipment and software is computed on a straight-line basis over the estimated useful lives of the related assets. Estimated lives are 20 to 50 years for office facilities and three to 10 years for equipment and software. Amortization of leasehold improvements is computed on a straight-line basis over the lesser of the lease term or the life of the related asset.

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

Private Equity Investments—Private equity investments are funds managed by third parties. Each fund is diversified according to the terms of the fund’s agreement and the general partner’s direction. These investments, which are not publicly traded, are initially valued at cost and subsequent changes are recorded at fair value. Fair value estimates are based upon currently available information and may not represent amounts that will ultimately be realized, which will depend on future events and circumstances. At September 30, 2011 and 2010, the fair value of private equity investments included in Other Assets was $1,604 and $2,327, respectively. The income (loss) related to these investments and changes in fair value estimates of $1,067, $669, and $(821) for 2011, 2010, and 2009, respectively, are reported in Non-interest Income.

Goodwill—The excess of purchase price over the fair value of net assets of acquired companies is classified as goodwill and reported in Other Assets. Goodwill was $9,732 at September 30, 2011 and 2010. Goodwill is reviewed for impairment on an annual basis as of September 30. No impairment was identified as of September 30, 2011.

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

Advertising Costs—Advertising costs are expensed as incurred.

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

Diluted earnings per share is computed using the same method as basic earnings per share, but reflects the potential dilution, if any, of unexercised stock options and unvested shares of restricted stock units that could occur if stock options were exercised and restricted stock units were issued and converted into common stock. These potentially dilutive shares would then be included in the weighted average number of shares outstanding for the period using the treasury stock method. At September 30, 2011, 2010 and 2009, potentially dilutive shares include stock options and restricted stock units issued through stock-based compensation plans.

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

On March 12, 2009, the Board of Directors approved a fourth repurchase program authorizing the repurchase of up to an additional 3,300,000 shares of the Company’s outstanding common stock. No shares were repurchased during the year ended September 30, 2011. At September 30, 2011, there are 2,156,250 shares remaining to be purchased under the fourth repurchase program. As a result of the concerns communicated to the Company by the Office of Thrift Supervision (“OTS”), which was merged into the Office of the Comptroller of the Currency (“OCC”) on July 21, 2011, and pending an evaluation by the Company’s current, primary regulators, the OCC and the Board of Governors of the Federal Reserve System (“Federal Reserve”), (see Note 3), the Company has suspended its repurchase program. The Company previously repurchased 23,000,000 shares of the Company’s common stock as part of the first three previous Board of Directors-approved share repurchase programs.

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

Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), Core capital (as defined) to adjusted assets (as defined), and Tangible capital (as defined) to tangible assets. Management believes that, as of September 30, 2011, the Association met all capital adequacy requirements to which it is subject.

Third Federal Savings and Loan is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2011, Third Federal Savings and Loan exceeded all regulatory capital requirements. Third Federal Savings and Loan is considered “well capitalized” under regulatory guidelines.

The following table summarizes the actual capital amounts and ratios of the Association as of September 30, 2011 and 2010, compared to the minimum capital adequacy requirements and the requirements for classification as a well capitalized institution.

			Minimum Requirements
	Actual		For Capital Adequacy Purposes		To be “Well Capitalized” Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2011:
Total Capital to Risk-Weighted Assets	$1,596,785	22.29%	$573,030	8.00%	$716,287	10.00%
Core Capital to Adjusted Tangible Assets	1,507,249	13.90	433,847	4.00	542,309	5.00
Tangible Capital to Tangible Assets	1,507,249	13.90	162,693	1.50	N/A	N/A
Tier 1 Capital to Risk-Weighted Assets	1,507,249	21.04	N/A	N/A	429,772	6.00

September 30, 2010:
Total Capital to Risk-Weighted Assets	$1,425,466	19.17%	$594,784	8.00%	$743,481	10.00%
Core Capital to Adjusted Tangible Assets	1,338,296	12.14	441,009	4.00	551,261	5.00
Tangible Capital to Tangible Assets	1,338,296	12.14	165,378	1.50	N/A	N/A
Tier 1 Capital to Risk-Weighted Assets	1,338,296	18.00	N/A	N/A	446,088	6.00

The following table reconciles the Association’s total capital under GAAP to reported regulatory capital amounts as of September 30, 2011 and 2010.

	2011	2010
Total capital as reported under GAAP	$1,495,820	$1,328,963
Goodwill	(4,848)	(4,848)
Reduction to mortgage loan servicing assets	0	(3,866)
AOCI related to pension obligation	16,367	18,146
Other	(90)	(99)

Total core, tangible and tier 1 capital	1,507,249	1,338,296
Allowable allowance for loan losses	89,536	87,170

Total risk based capital	$1,596,785	$1,425,466

There were no dividends paid to the Company during the years ended September 30, 2011 and September 30, 2010.

Because of concerns communicated to the Company by the OTS, which was merged into the OCC on July 21, 2011, and pending an evaluation by the Company’s current, federal regulators, the OCC (for the Association) and the Federal Reserve (for the Holding Company), the Company does not intend to declare or pay a cash dividend, or to repurchase any of its outstanding common stock until the concerns of the Company’s regulators are resolved.

Under the terms of an August 13, 2010 memorandum of understanding (the “MOU”) between the Association and the OTS, management prepared, or obtained, and submitted to the OTS: (1) a third party report on the Association’s home equity lending portfolio; (2) a home equity lending reduction plan (the “Reduction Plan”); (3) enhanced home equity lending and credit risk management policies and procedures; and (4) an updated business plan. On December 27, 2010, notice was received from the OTS that it did not object to the Reduction Plan. As of September 30, 2011 the financial targets of the Reduction Plan have been met and exceeded. The Association currently uses several methods to reduce its home equity exposure, including refinances, voluntary home equity line of credit closures and line suspensions where borrowers have experienced significant declines in their equity in the mortgaged property.

4. INVESTMENT SECURITIES

Investments available for sale are summarized as follows:

	September 30, 2011
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. government and agency obligations	$2,000	$46	$0	$2,046
Real estate mortgage investment conduits (REMICs)	5,244	93	0	5,337
Money market accounts	8,516	0	0	8,516

	$15,760	$139	$0	$15,899

	September 30, 2010
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. government and agency obligations	$7,000	$63	$0	$7,063
REMICs	8,718	90	(14)	8,794
Money market accounts	8,762	0	0	8,762

	$24,480	$153	$(14)	$24,619

Investment securities held to maturity are summarized as follows:

	September 30, 2011
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Freddie Mac certificates	$2,724	$118	$0	$2,842
Ginnie Mae certificates	19,532	501	0	20,033
REMICs	362,489	4,837	(58)	367,268
Fannie Mae certificates	7,782	800	0	8,582

	$392,527	$6,256	$(58)	$398,725

	September 30, 2010
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Freddie Mac certificates	$4,441	$231	$0	$4,672
Ginnie Mae certificates	22,375	598	0	22,973
REMICs	611,000	8,754	(268)	619,486
Fannie Mae certificates	9,124	821	0	9,945

	$646,940	$10,404	$(268)	$657,076

There were no sales from the investment securities available for sale portfolio or the investment securities held-to-maturity portfolio during the years ended September 30, 2011, 2010 and 2009.

Gross unrealized losses on securities and the estimated fair value of the related securities, aggregated by investment category and length of time the individual securities have been in a continuous loss position, at September 30, 2011 and 2010, were as follows:

	September 30, 2011
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Held to maturity—
REMICs	$5,961	$29	$11,353	$29	$17,314	$58

Total	$5,961	$29	$11,353	$29	$17,314	$58

	September 30, 2010
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$1,907	$14	$0	$0	$1,907	$14
Held to maturity—
REMICs	24,218	98	20,929	170	45,147	268

Total	$26,125	$112	$20,929	$170	$47,054	$282

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

At September 30, 2011 and 2010, the carrying amount of U.S. government and agency obligations pledged to secure public deposits totaled $2,000.

At September 30, 2011, the amortized cost and fair value of other investment securities available for sale due in more than one year but less than five years are $2,000 and $2,046, respectively. There are no other investment securities held to maturity at September 30, 2011.

5. LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans held for investment consist of the following:

	September 30,
	2011	2010
Real estate loans:
Residential non-Home Today	$7,120,789	$6,138,454
Residential Home Today	264,019	280,533
Home equity loans and lines of credit	2,491,198	2,848,690
Construction	82,048	100,404

Real estate loans	9,958,054	9,368,081
Consumer and other loans	6,868	7,199
Less:
Deferred loan fees—net	(19,854)	(15,283)
Loans-in-process (“LIP”)	(37,147)	(45,008)
Allowance for loan losses	(156,978)	(133,240)

Loans held for investment, net	$9,750,943	$9,181,749

A large concentration of the Company’s lending is in Ohio. As of September 30, 2011 and 2010, the percentage of residential real estate loans held in Ohio were 81% and 80%, and the percentage held in Florida were 17% and 18%, respectively. As of September 30, 2011 and 2010, equity loans and lines of credit were concentrated in the states of Ohio (39% and 40%), Florida (29% and 28%) and California (12% and 11%), respectively. The economic conditions and market for real estate in those states have significantly impacted the ability of borrowers in those areas to repay their loans.

Home Today is an affordable housing program targeted to benefit low- and moderate-income home buyers. Through this program, prior to March 27, 2009, the Association provided loans to borrowers who would not otherwise qualify for the Association’s loan products, generally because of low credit scores. Although the credit profiles of borrowers in the Home Today program prior to March 27, 2009 might be described as sub-prime, Home Today loans generally contain the same features as loans offered to our non-Home Today borrowers. Borrowers in the Home Today program must complete financial management education and counseling and must be referred to the Association by a sponsoring organization with which the Association has partnered as part of the program. Borrowers must also meet a minimum credit score threshold. Because prior to March 27, 2009 the Association applied less stringent underwriting and credit standards to these loans, loans originated under the Home Today program prior to that date have greater credit risk than its traditional residential real estate mortgage loans. Effective March 27, 2009, the Home Today underwriting guidelines are substantially the same as the Association’s traditional first mortgage product. As of September 30, 2011 and 2010, the balance of Home Today loans originated prior to March 27, 2009 was $261,817 and $278,418 respectively. The Association does not offer, and has not offered, loan products frequently considered to be designed to target sub-prime borrowers containing features such as higher fees or higher rates, negative amortization, a loan-to-value ratio greater than 100%, or option adjustable-rate mortgages.

Effective June 28, 2010, the Association suspended the acceptance of new equity line of credit applications. Prior to March 11, 2009, the Association offered residential mortgage loan products where the borrower pays only interest for a portion of the loan term. The recorded investment in interest only loans is comprised of the following:

	September 30,
	2011	2010
Residential non-Home Today	$43,936	$132,885
Equity lines of credit	2,291,783	2,603,826

Total	$2,335,719	$2,736,711

Home equity lines of credit are interest only for a maximum of ten years and convert to fully amortizing for the remaining term up to 20 years at which time they are included in the home equity loan balance. Residential loans are interest only for a maximum of five years and convert to fully amortizing for the remaining term up to 30 years.

The recorded investment of loan receivables in non-accrual status is summarized in the following table. Balances are net of deferred fees.

	September 30,
	2011	2010
Real estate loans:
Residential non-Home Today	$125,014	$135,109
Residential Home Today	69,602	91,985
Home equity loans and lines of credit	36,872	54,481
Construction	3,770	4,994

Total real estate loans	235,258	286,569
Consumer and other loans	0	1

Total non-accrual loans	$235,258	$286,570

Total performing nonaccrual loans at September 30, 2011 and 2010 includes $16,465 and $32,206, respectively, in troubled debt restructurings which are current according to the terms of their agreement but included with nonaccrual loans for a minimum period of six months from the restructuring date due to their nonaccrual status prior to restructuring.

Age analysis of the recorded investment in loan receivables that are past due at September 30, 2011 and 2010 is summarized in the following tables. When a loan is more than 30 days past due on its scheduled principal and interest payments, the loan is considered 30 days or more past due. Balances are net of deferred fees and any applicable loans-in-process.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
September 30, 2011
Real estate loans:
Residential non-Home Today	$19,509	$9,818	$118,517	$147,844	$6,942,424	$7,090,268
Residential Home Today	12,399	7,131	59,985	79,515	183,372	262,887
Home equity loans and lines of credit	11,299	6,126	36,521	53,946	2,449,707	2,503,653
Construction	72	0	3,770	3,842	40,403	44,245

Total real estate loans	43,279	23,075	218,793	285,147	9,615,906	9,901,053
Consumer and other loans	0	0	0	0	6,868	6,868

Total	$43,279	$23,075	$218,793	$285,147	$9,622,774	$9,907,921

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
September 30, 2010
Real estate loans:
Residential non-Home Today	$20,748	$9,933	$121,601	$152,282	$5,955,965	$6,108,247
Residential Home Today	12,836	8,970	74,831	96,637	182,515	279,152
Home equity loans and lines of credit	14,144	7,233	53,948	75,325	2,790,611	2,865,936
Construction	558	0	3,980	4,538	49,917	54,455

Total real estate loans	48,286	26,136	254,360	328,782	8,979,008	9,307,790
Consumer and other loans	0	0	1	1	7,198	7,199

Total	$48,286	$26,136	$254,361	$328,783	$8,986,206	$9,314,989

Activity in the allowance for loan losses is summarized as follows:

	For the Year Ended September 30, 2011
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential non-Home Today	$41,246	$25,704	$(17,804)	$338	$49,484
Residential Home Today	13,331	24,537	(6,951)	108	31,025
Home equity loans and lines of credit	73,780	49,784	(51,414)	1,921	74,071
Construction	4,882	(1,525)	(994)	35	2,398

Total real estate loans	133,239	98,500	(77,163)	2,402	156,978
Consumer and other loans	1	0	(1)	0	0

Total	$133,240	$98,500	$(77,164)	$2,402	$156,978

	For the Year Ended September 30, 2010
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential non-Home Today	$22,678	$30,623	$(12,578)	$523	$41,246
Residential Home Today	9,232	8,754	(4,678)	23	13,331
Home equity loans and lines of credit	57,594	65,004	(50,208)	1,390	73,780
Construction	5,743	1,619	(2,491)	11	4,882

Total real estate loans	95,247	106,000	(69,955)	1,947	133,239
Consumer and other loans	1	0	0	0	1

Total	$95,248	$106,000	$(69,955)	$1,947	$133,240

	For the Year Ended September 30, 2009
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential non-Home Today	$7,873	$21,505	$(6,895)	$195	$22,678
Residential Home Today	5,883	7,359	(4,010)	0	$9,232
Home equity loans and lines of credit	28,118	80,874	(51,623)	225	$57,594
Construction	1,922	5,262	(1,442)	1	5,743

Total real estate loans	43,796	115,000	(63,970)	421	95,247
Consumer and other loans	0	0	0	1	1

Total	$43,796	$115,000	$(63,970)	$422	$95,248

The recorded investment in loan receivables at September 30, 2011 and 2010 is summarized in the following table. The table provides details of the recorded balances according to the method of evaluation used for determining the allowance for loan losses, distinguishing between determinations made by evaluating individual loans and determinations made by evaluating groups of loans not individually evaluated. Balances of recorded investments are net of deferred fees and any applicable LIP.

	For the Year Ended September 30,
	2011			2010
	Individually	Collectively	Total	Individually	Collectively	Total
Real estate loans:
Residential non-Home Today	$159,924	$6,930,344	$7,090,268	$147,002	$5,961,245	$6,108,247
Residential Home Today	134,381	128,506	262,887	129,721	149,431	279,152
Home equity loans and lines of credit	39,738	2,463,915	2,503,653	56,108	2,809,828	2,865,936
Construction	5,729	38,516	44,245	7,881	46,574	54,455

Total real estate loans	339,772	9,561,281	9,901,053	340,712	8,967,078	9,307,790
Consumer and other loans	0	6,868	6,868	1	7,198	7,199

Total	$339,772	$9,568,149	$9,907,921	$340,713	$8,974,276	$9,314,989

An analysis of the allowance for loan losses at September 30, 2011 and 2010 is summarized in the following table. The analysis provides details of the allowance for loan losses according to the method of evaluation, distinguishing between allowances for loan losses determined by evaluating individual loans and allowances for loan losses determined by evaluating groups of loans not individually evaluated.

	For the Year Ended September 30,
	2011			2010
	Individually	Collectively	Total	Individually	Collectively	Total
Real estate loans:
Residential non-Home Today	$25,395	$24,089	$49,484	$15,790	$25,456	$41,246
Residential Home Today	21,938	9,087	31,025	9,752	3,579	13,331
Home equity loans and lines of credit	14,324	59,747	74,071	18,508	55,272	73,780
Construction	1,255	1,143	2,398	1,988	2,894	4,882

Total real estate loans	62,912	94,066	156,978	46,038	87,201	133,239
Consumer and other loans	0	0	0	1	0	1

Total	$62,912	$94,066	$156,978	$46,039	$87,201	$133,240

Because many variables are considered in determining the appropriate level of general valuation allowances, directional changes in individual considerations do not always align with the directional change in the balance of a particular component of the general valuation allowance. Principal balances are used for the individually evaluated portion of the allowance for loan losses, which at September 30, 2011 and 2010 is $55,507 and $40,863 of specific collateral-based reserves on impaired loans and $7,405 and $5,176 of allowances on other individually reviewed loans dependent on cash flows, such as performing TDRs. Specific allowances are assessed on impaired loans as described later in this footnote.

Residential non-Home Today mortgage loans represent the largest piece of the residential real estate portfolio. The Company believes overall credit risk is low based on nature, composition, collateral, products, lien position and performance of the portfolio. The portfolio does not include loan types or structures that have recently experienced severe performance problems at other financial institutions (sub-prime, no documentation or pay option adjustable rate mortgages).

As described earlier in this footnote, Home Today loans, particularly those originated prior to March 27, 2009, have greater credit risk than traditional residential real estate mortgage loans. At September 30, 2011, more than 56% of Home Today loans include private mortgage insurance coverage. The majority of the coverage on these loans was provided by PMI Mortgage Insurance Co. (“PMIC”) which the Arizona Department of Insurance seized in 2011 and indicated that all claims payments would be reduced by 50%. Appropriate adjustments have been made to all of the Association’s affected specific valuation allowances (“SVAs”), and estimated loss severity factors were increased for loans evaluated collectively.

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

Construction loans generally have greater credit risk than traditional residential real estate mortgage loans. The repayment of these loans depends upon the sale of the property to third parties or the availability of permanent financing upon completion of all improvements. In the event we make a loan on property that is not yet approved for the planned development, there is the risk that approvals will not be granted or will be delayed. These events may adversely affect the borrower and the collateral value of the property. Construction loans also expose the Association to the risk that improvements will not be completed on time in accordance with specifications and projected costs. In addition, the ultimate sale or rental of the property may not occur as anticipated.

Consumer loans include $0 and $1 of auto loans at September 30, 2011 and 2010. The remaining balance is comprised of loans secured by certificate of deposit accounts, which are fully recoverable in the event of non-payment.

Reflective of the much publicized foreclosure and mortgage servicing problems that have confronted the industry, the Company has generally experienced longer foreclosure timelines than those experienced in the past, particularly in Florida. The longer foreclosure timelines in Florida generally have a greater impact on the Association’s first position liens as opposed to subordinate liens primarily because the significant property value decline in Florida since 2008, when coupled with the subordinate lien position of home equity lending products, generally results in a high percentage of full charge-offs on the date of initial evaluation. As a result, once a home equity loan or line of credit has been fully charged off, foreclosure timing is no longer relevant. Longer foreclosure timelines generally result in greater loss experience rates on first position liens where full charge-offs are not as prevalent, particularly to the extent that property values continue to decline during the foreclosure process. These expected higher loss experience rates are factored into the determination of collateral fair value and are considered in making charge-off and specific valuation allowance decisions.

The recorded investment and the unpaid principal balance of impaired loans, including those whose terms have been modified in troubled debt restructurings, as of September 30, 2011 and 2010 are summarized as follows. Balances of recorded investments are net of deferred fees.

	September 30,
	2011			2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Residential non-Home Today	$32,713	$32,854	$0	$39,430	$39,624	$0
Residential Home Today	8,614	8,651	0	37,458	37,643	0
Home equity loans and lines of credit	12,121	12,061	0	20,377	20,255	0
Construction	798	804	0	192	194	0
Consumer and other loans	0	0	0	0	0	0

Total	$54,246	$54,370	$0	$97,457	$97,716	$0

With an allowance recorded:
Residential non-Home Today	$127,211	$127,758	$25,395	$107,572	$108,104	$15,790
Residential Home Today	125,767	126,309	21,938	92,263	92,719	9,752
Home equity loans and lines of credit	27,617	27,480	14,324	35,731	35,517	18,508
Construction	4,931	4,971	1,255	7,689	7,762	1,988
Consumer and other loans	0	0	0	1	1	1

Total	$285,526	$286,518	$62,912	$243,256	$244,103	$46,039

Total impaired loans:
Residential non-Home Today	$159,924	$160,612	$25,395	$147,002	$147,728	$15,790
Residential Home Today	134,381	134,960	21,938	129,721	130,362	9,752
Home equity loans and lines of credit	39,738	39,541	14,324	56,108	55,772	18,508
Construction	5,729	5,775	1,255	7,881	7,956	1,988
Consumer and other loans	0	0	0	1	1	1

Total	$339,772	$340,888	$62,912	$340,713	$341,819	$46,039

At September 30, 2011 and 2010, respectively, the recorded investment in impaired loans includes $166,197 and $134,696 of loans modified in troubled debt restructurings of which $28,617 and $12,292 are 90 days or more past due.

The average recorded investment in impaired loans and the amount of interest income recognized during the time within the period that the loans were impaired are summarized below. Beginning for the three months ended June 30, 2011, the reported amount of interest income recognized includes interest income on all impaired loans. Prior to that period, the reported amount included interest income from only impaired loans with an allowance, resulting in a reported amount that was less than, but not materially different from, the actual amount of interest income recognized. Balances of average recorded investments are net of deferred fees.

	For the Year Ended September 30,
	2011		2010		2009
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential non-Home Today	$36,072	$363	$40,980	$0	$28,518	$0
Residential Home Today	23,036	144	38,852	0	33,751	0
Home equity loans and lines of credit	16,249	95	23,416	0	13,690	0
Construction	495	6	96	0	0	0
Consumer and other loans	0	0	0	0	0	0

Total	$75,852	$608	$103,344	$0	$75,959	$0

With an allowance recorded:
Residential non-Home Today	$117,392	$2,584	$74,179	$1,230	$24,874	$241
Residential Home Today	109,015	2,689	65,085	1,243	25,434	212
Home equity loans and lines of credit	31,674	256	33,263	198	41,147	45
Construction	6,310	70	3,845	0	37	0
Consumer and other loans	1	0	1	0	0	0

Total	$264,392	$5,599	$176,373	$2,671	$91,492	$498

Total impaired loans:
Residential non-Home Today	$153,464	$2,947	$115,159	$1,230	$53,392	$241
Residential Home Today	132,051	2,833	103,937	1,243	59,185	212
Home equity loans and lines of credit	47,923	351	56,679	198	54,837	45
Construction	6,805	76	3,941	0	37	0
Consumer and other loans	1	0	1	0	0	0

Total	$340,244	$6,207	$279,717	$2,671	$167,451	$498

The amount of interest income on impaired loans recognized using a cash-basis method is $1,064 for the year ended September 30, 2011, and not material for the years ended September 30, 2010 and 2009.

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

	For the Year Ended September 30, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Residential non-Home Today	137	$23,502	$23,534
Residential Home Today	317	29,096	29,333
Home equity loans and lines of credit	14	984	975

Total	468	$53,582	$53,842

The following tables set forth the recorded investment in troubled debt restructured loans modified during the period, by the types of concessions granted.

	For the Year Ended September 30, 2011
	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Modifications	Total
	(Dollars in thousands)
Residential non-Home Today	$7,447	$669	$5,864	$3,369	$5,289	$22,638
Residential Home Today	9,535	407	6,194	4,776	8,224	29,136
Home equity loans and lines of credit	115	0	423	164	261	963

Total	$17,097	$1,076	$12,481	$8,309	$13,774	$52,737

Troubled debt restructured loans may be modified more than once. In most instances, re-modification is available for each type of troubled debt restructuring and each loan category and occurs as a result of a borrower experiencing an extended income curtailment or hardship. The duration of modification is generally based on the borrower’s payment status. If the borrower is current on his/her loan, a short term modification will be considered based on the borrower’s assessment of the length of income curtailment. Re-modification or long term modification usually involves extended income curtailment or hardship. In evaluating the need for a re-modification, the borrower’s ability to repay is generally assessed utilizing a debt to income and cash flow analysis. As the economy remains sluggish and high unemployment persists, the need for re-modifications continues to linger, resulting in approximately 12% of short-term modifications extended into more permanent or longer-term modifications.

The following table provides information on troubled debt restructured loans modified within the last 12 months that defaulted during the period presented.

	For the Year Ended September 30, 2011
Troubled Debt Restructurings That Subsequently Defaulted	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Residential non-Home Today	19	$3,305
Residential Home Today	64	$6,257
Home equity loans and lines of credit	2	$160
Construction	0	$0

Total	85	$9,722

The following tables provide information about the credit quality of residential loan receivables by an internally assigned grade. Balances are net of deferred fees and any applicable LIP.

	Pass	Special Mention	Substandard	Loss	Total
September 30, 2011
Real Estate Loans:
Residential non-Home Today	$6,963,582	$0	$104,290	$22,396	$7,090,268
Residential Home Today	192,034	0	52,719	18,134	262,887
Home equity loans and lines of credit	2,449,273	13,591	27,033	13,756	2,503,653
Construction	39,378	0	3,761	1,106	44,245

Total	$9,644,267	$13,591	$187,803	$55,392	$9,901,053

	Pass	Special Mention	Substandard	Loss	Total
September 30, 2010
Real Estate Loans:
Residential non-Home Today	$5,968,435	$0	$125,105	$14,707	$6,108,247
Residential Home Today	189,426	0	83,044	6,682	279,152
Home equity loans and lines of credit	2,789,966	18,224	39,906	17,840	2,865,936
Construction	46,521	0	6,217	1,717	54,455

Total	$8,994,348	$18,224	$254,272	$40,946	$9,307,790

Residential loans are internally assigned a grade that complies with the guidelines outlined in the Comptroller’s Handbook for Rating Credit Risk. Pass loans are assets well protected by the current paying capacity of the borrower and the value of the underlying collateral. Special Mention loans have a potential weakness that the Association feels deserve management’s attention and may result in further deterioration in their repayment prospects and/or the Association’s credit position. Substandard loans are inadequately protected by the current payment capacity of the borrower or the collateral pledged with a defined weakness that jeopardizes the liquidation of the debt. Loss loans are considered uncollectible and continuing to carry the asset without a specific valuation allowance or charge-off is not warranted.

At September 30, 2011 and 2010, respectively, the recorded investment of impaired loans includes $121,115 and $90,198 of troubled debt restructurings that are individually evaluated for impairment, but have adequately performed under the terms of the restructuring and are classified as pass loans. At September 30, 2011 and 2010, respectively, there are $24,576 and $44,712 of loans classified substandard and $13,553 and $18,215 of loans classified special mention that are not included in the recorded investment of impaired loans; rather, they are included in loans collectively evaluated for impairment.

The following table provides information about the credit quality of consumer loan receivables by payment activity.

	September 30,
	2011	2010
Performing	$6,868	$7,198
Nonperforming	0	1

Total	$6,868	$7,199

Consumer loans are internally assigned a grade of nonperforming when they become 90 days or more past due.

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

Changes in interest rates can affect the average life of loans and mortgage-backed securities and the related servicing assets. A reduction in interest rates normally results in increased prepayments, as borrowers refinance their debt in order to reduce their borrowing costs. This creates reinvestment risk, which is the risk that the Company may not be able to reinvest the proceeds of loan and securities prepayments at rates that are comparable to the rates earned on the loans or securities prior to receipt of the repayment.

During 2011, 2010 and 2009, $33,554, $1,028,670 and $2,224,211, respectively, of mortgage loans were securitized and/or sold including accrued interest thereon. In these transactions, the Company retained residual interests in the form of mortgage loan servicing assets. Primary economic assumptions used to measure the value of the Company’s retained interests at the date of sale resulting from the completed transactions were as follows (per annum):

	2011	2010
Primary prepayment speed assumptions (weighted average annual rate)	15.5%	16.6%
Weighted average life (years)	16.6	23.3
Amortized cost to service loans (weighted average)	0.12%	0.12%
Weighted average discount rate	12%	12%

Key economic assumptions and the sensitivity of the current fair value of mortgage loan servicing assets to immediate 10% and 20% adverse changes in those assumptions are as follows:

At September 30, 2011
Fair value of mortgage loan servicing assets	$40,654
Prepayment speed assumptions (weighted average annual rate)	24.3%
Impact on fair value of 10% adverse change	$(1,810)
Impact on fair value of 20% adverse change	$(3,445)
Estimated prospective annual cost to service loans (weighted average)	0.12%
Impact on fair value of 10% adverse change	$(4,254)
Impact on fair value of 20% adverse change	$(8,508)
Discount rate	12.0%
Impact on fair value of 10% adverse change	$(1,478)
Impact on fair value of 20% adverse change	$(2,849)

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

Activity in mortgage servicing assets is summarized as follows:

	Year Ended September 30,
	2011	2010	2009
Balance—beginning of year	$38,658	$41,375	$41,526
Additions from loan securitizations/sales	137	6,638	9,876
Amortization	(9,894)	(9,388)	(9,976)
Net change in valuation allowance	18	33	(51)

Balance—end of year	$28,919	$38,658	$41,375

Fair value of capitalized amounts	$40,654	$47,733	$56,240

The Company receives annual servicing fees ranging from 0.12% to 0.31% of the outstanding loan balances. Servicing income, net of amortization of capitalized servicing assets, included in Non-interest income, amounted to $11,392 in 2011, $16,885 in 2010 and $$16,504 in 2009. The unpaid principal balance of mortgage loans serviced for others was approximately $5,434,138, $7,043,946 and $7,497,165 at September 30, 2011, 2010 and 2009, respectively.

7. PREMISES, EQUIPMENT AND SOFTWARE, NET

Premises, equipment and software at cost are summarized as follows:

	September 30,
	2011	2010
Land	$7,714	$7,777
Office buildings	71,828	71,916
Furniture, fixtures and equipment	33,552	32,860
Software	15,650	15,026
Leasehold improvements	9,211	9,595

	137,955	137,174
Less accumulated depreciation and amortization	(78,468)	(74,489)

Total	$59,487	$62,685

During the years ended September 30, 2011, 2010 and 2009, depreciation and amortization expense on premises, equipment, and software was $5,485, $6,625 and $6,961, respectively.

The Company leases certain of its branches under renewable operating lease agreements. Future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more consisted of the following at September 30, 2011:

Years Ending September 30,
2012	$4,494
2013	4,243
2014	3,199
2015	2,538
2016	1,863
Thereafter	7,589

During the years ended September 30, 2011, 2010 and 2009, rental expense was $5,983, $5,681 and $5,540, respectively.

The Company, as lessor, leases certain commercial office buildings. The Company anticipates receiving future minimum payments of the following as of September 30, 2011:

Years Ending September 30,
2012	$533
2013	283
2014	291
2015	73

During each of the years ended September 30, 2011, 2010, and 2009, rental income was $2,569 and appears in other non-interest income in the accompanying statements.

8. ACCRUED INTEREST RECEIVABLE

Accrued interest receivable is summarized as follows:

	September 30,
	2011	2010
Investment securities	$1,002	$1,825
Loans	34,851	34,456
Other	1	1

Total	$35,854	$36,282

9. DEPOSITS

Deposit account balances are summarized by interest rate as follows:

	Stated Interest Rate	September 30,
		2011		2010
		Amount	Percent	Amount	Percent
Negotiable order of withdrawal accounts	0.00–0.40%	$975,443	11.2%	$967,645	10.9%
Savings accounts	0.00–0.90	1,681,586	19.3	1,579,065	17.9

Subtotal		2,657,029	30.5	2,546,710	28.8
Certificates of deposit	0.00–0.99	1,607,868	18.4	859,341	9.7
	1.00–1.99	1,229,567	14.1	1,767,511	20.0
	2.00–2.99	937,003	10.8	894,421	10.1
	3.00–3.99	803,268	9.2	970,218	11.0
	4.00–4.99	736,543	8.5	827,797	9.3
	5.00 and above	743,589	8.5	984,297	11.1

		6,057,838	69.5	6,303,585	71.2

Subtotal		8,714,867	100.0	8,850,295	100.0
Accrued interest		1,043	0.0	1,646	0.0

Total deposits		$8,715,910	100.0%	$8,851,941	100.0%

At September 30, 2011 and 2010, the weighted average interest rate was 0.5% and 0.6% on savings accounts, respectively; 0.3% and 0.4% on negotiable order of withdrawal accounts, respectively; 2.6% and 2.9% on certificates of deposit, respectively; and 1.9% and 2.2% on total deposits, respectively.

The aggregate amount of certificates of deposit in denominations of $100 or more totaled approximately $2,039,440 and $2,055,759 at September 30, 2011 and 2010, respectively. Prior to October 3, 2008, amounts over $100 were not insured by the Federal Deposit Insurance Corporation except that effective April 1, 2006, federal law expanded the coverage for self-directed retirement accounts up to $250. On October 3, 2008, the Emergency Economic Stabilization Act of 2008 temporarily (until December 31, 2013) raised the base limit on federal deposit insurance coverage from $100 to $250 per depositor. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law, which, in part, permanently increased the maximum amount of deposit insurance to $250 per depositor, retroactive to January 1, 2009. The Company does not have any brokered deposits.

The scheduled maturity of certificates of deposit is as follows:

	September 30, 2011
	Amount	Percent
12 months or less	$3,072,675	50.7%
13 to 24 months	1,270,863	21.0%
25 to 36 months	501,256	8.3%
37 to 48 months	565,179	9.3%
49 to 60 months	325,543	5.4%
Over 60 months	322,322	5.3%

Total	$6,057,838	100.0%

Interest expense on deposits is summarized as follows:

	Year Ended September 30,
	2011	2010	2009
Certificates of deposit	$164,303	$189,796	$229,211
Negotiable order of withdrawal accounts	3,586	5,485	9,145
Savings accounts	9,953	13,181	16,135

Total	$177,842	$208,462	$254,491

10. BORROWED FUNDS

Federal Home Loan Bank (“FHLB”) borrowings at September 30, 2011 are summarized in the table below:

	Amount	Weighted Average Rate
Maturing in:
2012	$53,000	0.15%
2013	4,000	2.95%
2014	40,000	2.71%
2015	3,000	3.34%
2016	14,950	2.88%
thereafter	24,723	1.85%

Total FHLB Advances	139,673	1.62%
Accrued interest	183

Total	$139,856

The Association’s maximum borrowing capacity at the FHLB, under the most restrictive measure, was $814,445 and $910,021, respectively, at September 30, 2011 and 2010. Pursuant to collateral agreements with

FHLB, advances are secured by a blanket lien on qualifying first mortgage loans. The Association’s capacity limit for additional borrowings from the FHLB Cincinnati was $1,469,958 and $1,196,909 at September 30, 2011 and September 30, 2010, respectively, subject to satisfaction of the FHLB Cincinnati common stock ownership requirement. The terms of the advances include various restrictive covenants including limitations on the acquisition of additional debt in excess of specified levels. As of September 30, 2011, the Association was in compliance with all such covenants. The Association’s borrowing capacity at the Federal Reserve Discount Window was $292,998 and $360,309 at September 30, 2011 and September 30, 2010, respectively.

11. OTHER COMPREHENSIVE INCOME (LOSS)

The following table represents the components of other comprehensive income (loss) and the related tax effect allocated to component:

	Before Tax Amount	Tax Effect	Net of Tax
2009
Unrealized gain/(loss) from available-for-sale securities:
Net unrealized gain/(loss) arising during the year	$128	$(45)	$83
Reclassification adjustment for realized (gains)/losses included in net income	0	0	0

Net unrealized gain/(loss) from securities, net of reclassification adjustment	128	(45)	83

Defined benefit plan:
Newly established net gain (loss) and prior service (cost) credit	(15,275)	5,346	(9,929)
Reclassification adjustment of prior service costs and actuarial loss included in income	815	(285)	530

Newly established net gain (loss) and prior service (cost) credit, net of reclassification adjustment	(14,460)	5,061	(9,399)

Other comprehensive loss	$(14,332)	$5,016	$(9,316)

2010
Unrealized gain/(loss) from available-for-sale securities:
Net unrealized gain/(loss) arising during the year	$(230)	$80	$(150)
Reclassification adjustment for realized (gains)/losses included in net income	0	0	0

Net unrealized gain/(loss) from securities, net of reclassification adjustment	(230)	80	(150)

Defined benefit plan:
Newly established net gain (loss) and prior service (cost) credit	(2,061)	721	(1,340)
Reclassification adjustment of prior service costs and actuarial loss included in income	2,088	(731)	1,357

Newly established net gain (loss) and prior service (cost) credit, net of reclassification adjustment	27	(10)	17

Other comprehensive loss	$(203)	$70	$(133)

2011
Unrealized gain/(loss) from available-for-sale securities:
Net unrealized gain/(loss) arising during the year	$0	$0	$0
Reclassification adjustment for realized (gains)/losses included in net income	0	0	0

Net unrealized gain/(loss) from securities, net of reclassification adjustment	0	0	0

Defined benefit plan:
Newly established net gain (loss) and prior service (cost) credit	3,918	(1,371)	2,547
Reclassification adjustment of prior service costs, actuarial loss and other included in income	(1,181)	413	(768)

Newly established net gain (loss) and prior service (cost) credit, net of reclassification adjustment	2,737	(958)	1,779

Other comprehensive income	$2,737	$(958)	$1,779

12. INCOME TAXES

The components of the income tax provision are as follows:

	Year Ended September 30,
	2011	2010	2009
Current tax expense:
Federal	$10,903	$17,368	$21,097
State	75	47	89
Deferred tax expense:
Federal	(8,243)	(10,542)	(15,510)
State	0	0	0

Income tax provision	$2,735	$6,873	$5,676

Reconciliation from tax at the statutory rate to the income tax provision is as follows:

	Year Ended September 30,
	2011	2010	2009
Tax at statutory rate	35.0%	35.0%	35.0%
State tax, net	0.4	0.2	0.3
Insurance related amounts	(18.9)	(12.5)	(11.4)
Change in valuation allowance for deferred tax assets	5.0	10.4	4.0
General business credits	0.0	(0.2)	(0.2)
Other	1.1	4.8	0.6

Income tax provision	22.6%	37.7%	28.3%

Deferred income tax expense results from temporary differences in the recognition of revenue and expenses for tax and financial statement purposes. The sources of these differences and the tax effect of each were as follows:

	Year Ended September 30,
	2011	2010	2009
Charitable contribution carryforward, net	$1,849	$3,848	$3,118
Loan loss reserve	(4,357)	(7,753)	(17,200)
Deferred loan fees	(959)	(1,388)	284
Mortgage servicing rights	(1,378)	591	1,037
Property basis difference	876	(385)	340
ESOP plan	(476)	(349)	(374)
Pending REIT dividend	(4,399)	(3,439)	(638)
Deferred compensation	179	(1,256)	(1,646)
Unrealized gains/losses	908	(715)	(321)
Private equity funds	382	117	(476)
Other	(868)	187	366

Deferred income tax benefit	$(8,243)	$(10,542)	$(15,510)

Temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities that gave rise to significant portions of net deferred taxes relate to the following:

	September 30,
	2011	2010
Deferred tax assets:
Charitable contribution carryforward	$7,920	$9,169
Loan loss reserve	36,657	32,300
Deferred compensation	5,288	5,468
Pension liability	8,813	9,771
Property, equipment and software basis difference	1,239	2,115
Pending REIT dividend	1,350	0
Other	2,000	2,037

Gross deferred tax assets	63,267	60,860
Valuation allowance—charitable contribution carryforward	(6,500)	(5,900)

Total deferred tax assets	56,767	54,960

Deferred tax liabilities:
FHLB stock basis difference	7,695	7,695
Pending REIT dividend	0	3,049
Mortgage servicing rights	3,419	4,797
Goodwill	2,510	2,338
Other	1,714	2,937

Total deferred tax liabilities	15,338	20,816

Net deferred tax asset	$41,429	$34,144

In the accompanying statement of condition the net deferred tax asset is included in Other assets.

A valuation allowance is established to reduce deferred tax assets if it is more likely than not that the related tax benefits will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. At September 30, 2011, the Company had a charitable contribution carryforward of approximately $22,628 which expires September 30, 2012. Based upon projections of future taxable income for the periods in which the temporary difference is expected to remain deductible, management believes it is more likely than not that the Company will utilize the deferred tax asset, net of the valuation allowance of $6,500 at September 30, 2011.

Retained earnings at September 30, 2011 and 2010 included approximately $104,861 for which no provision for federal income tax has been made. This amount represents allocations of income during years prior to 1988 to bad debt deductions for tax purposes only. These qualifying and nonqualifying base year reserves and supplemental reserves will be recaptured into income in the event of certain distributions and redemptions. Such recapture would create income for tax purposes only, which would be subject to the then current corporate income tax rate. However, recapture would not occur upon the reorganization, merger, or acquisition of the Association, nor if the Association is merged or liquidated tax-free into a bank or undergoes a charter change. If the Association fails to qualify as a bank or merges into a nonbank entity, these reserves will be recaptured into income.

The provisions of Accounting for Uncertainty in Income Taxes, codified within FASB ASC 740 “Income Taxes,” prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement for a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Tax positions must meet a more-likely-than-not recognition threshold in order for the related tax benefit to be recognized or continue to be recognized As of September 30, 2011, 2010 and 2009, there were no unrecognized tax benefits. The Company does not anticipate the total amount of unrecognized tax benefits to significantly change within the next 12 months. The Company recognizes interest and penalties on income tax assessments or income tax refunds, where applicable, in the financial statements as a component of its provision for income taxes. There were no amounts for interest and penalties for the years ended September 30, 2011, 2010 and 2009 and no amounts accrued at September 30, 2011 and 2010.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and city jurisdictions. With few exceptions the Company is no longer subject to federal and state income tax examinations for tax years prior to 2007. The Internal Revenue Service is currently conducting an audit of the Company’s 2008 and 2009 federal tax returns. The State of Ohio has examined the Association through 2006 with no adjustment.

13. EMPLOYEE BENEFIT PLANS

Defined Benefit Plan—Third Federal Savings Retirement Plan (“the Plan”) is a defined benefit pension plan. Effective December 31, 2002, the Plan was amended to limit participation to employees who met the Plan’s eligibility requirements on that date. After December 31, 2002, employees not participating in the Plan, upon meeting the applicable eligibility requirements, participate in the third tier of the 401(k) Savings Plan described below. Benefits under the Plan are based on years of service and the employee’s average annual compensation. The funding policy of the Plan is consistent with the funding requirements of U.S. Federal and other governmental laws and regulations.

The following table sets forth the change in projected benefit obligation for the defined benefit plan:

	September 30,
	2011	2010
Projected benefit obligation at beginning of year	$79,291	$69,009
Service cost	4,337	3,980
Interest cost	3,641	3,576
Actuarial (gain)/loss and other	(7,332)	3,393
Benefits paid	(4,169)	(667)

Projected benefit obligation at end of year	$75,768	$79,291

Changes in certain actuarial assumptions, including a lower discount rate, increased the projected benefit obligation at September 30, 2011 by $2,224.

The following table reconciles the beginning and ending balances of the fair value of plan assets and presents the funded status of the Plan recognized in the statement of condition at the September 30 measurement date:

	September 30,
	2011	2010
Fair value of plan assets at beginning of the year	$46,184	$39,125
Actual return on plan assets	(92)	4,233
Employer contributions	5,761	3,493
Benefits paid	(4,169)	(667)

Fair value of plan assets at end of year	$47,684	$46,184

Funded status of the plan—asset/(liability)	$(28,084)	$(33,107)

At September 30, 2011 and 2010, the accumulated benefit obligation under the Plan was $59,798 and $60,549, respectively. At September 30, 2011, the fair value of plan assets was deficient by $12,114 while at September 30, 2010, the fair value of plan assets was deficient by $14,365.

The components of net periodic benefit cost recognized in the statement of income are as follows:

	Year ended September 30,
	2011	2010	2009
Service cost	$4,337	$3,980	$3,214
Interest Cost	3,641	3,576	3,450
Expected return on plan assets	(3,365)	(2,902)	(2,893)
Amortization of net (gain)/loss and other	(1,120)	2,149	876
Amortization of prior service cost	(61)	(61)	(61)

Net periodic benefit cost	$3,432	$6,742	$4,586

Plan assets carried at fair value are classified into one of the three levels of the fair value hierarchy based on an assessment of inputs used in the valuation techniques. See Note. 16 Fair Value for additional information about fair value measurements, the fair value hierarchy, and a description of the inputs used within each level of the hierarchy.

Plan assets consist of investments in pooled separate accounts that invest in mutual funds, equity securities, debt securities, or real estate investments. Pooled separate accounts are valued at net asset value (“NAV”) of shares held by the pension plan at the reporting date. NAV is categorized as a level 2 fair value measurement except when the investment so measured could not have been redeemed at NAV as of the measurement date. At September 30, 2011, there are no such restrictions on plan assets. Unless otherwise restricted, pooled separate accounts can be redeemed on a daily basis. At September 30, 2010, there was a temporary withdrawal limitation on one pooled separate account that delayed certain withdrawal transactions until sufficient liquidity levels were achieved. Withdrawal requests were transacted at NAV on the date of distribution. This investment was included in level 3 of the fair value hierarchy.

The following table presents the fair value of plan assets by asset category at the measurement date.

	September 30, 2011	Recurring Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category:
U.S. large cap equity portfolios	$16,140	$0	$16,140	$0
U.S. small/mid cap equity portfolios	3,822	0	3,822	0
International equity portfolios	6,272	0	6,272	0
Debt securities(1)	17,174	0	17,174	0
Real estate investments portfolios	4,276	0	4,276	0

Total	$47,684	$0	$47,684	$0

		Recurring Fair Value Measurements at Reporting Date Using
	September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category:
U.S. large cap equity portfolios	$16,345	$0	$16,345	$0
U.S. small/mid cap equity portfolios	4,169	0	4,169	0
International equity portfolios	6,857	0	6,857	0
Debt securities(1)	16,123	0	16,123	0
Real estate investments portfolios	2,690	0	989	1,701

Total	$46,184	$0	$44,483	$1,701

(1)	Includes pooled separate accounts that invest mainly in fixed income securities such as corporate bonds, asset backed securities, commercial mortgage backed securities and government bonds or in a single mutual fund.

The following table reconciles the beginning and ending balances for plan assets measured at fair value using significant unobservable inputs (Level 3):

Real estate investments portfolios

	September 30,
	2011	2010
Fair value at beginning of year	$1,701	$1,612
Actual return gains (losses) on plan assets
Relating to assets still held at the reporting date	0	89
Relating to assets sold or transferred during the period	1,612	0
Purchases, sales and settlements	0	0
Transfers in (out) of Level 3	(3,313)	0

Fair value at end of year	$0	$1,701

At September 30, 2011, a pooled separate account that invests in commercial real estate was transferred from Level 3 to Level 2 of the fair value hierarchy because a temporary withdrawal limitation that may have prevented the investment from being redeemed at NAV on the measurement date ended.

Asset allocation ranges have been established by broad asset categories. The ranges are designed to provide an appropriate balance between risk and return, while positioning Plan assets, over extended economic cycles, in a manner consistent with the long-term return assumptions used in measurements and valuations. For equity securities the target is 55 to 60% while the target for debt and real estate securities (including cash equivalents) is 40 to 45%.

The following additional information is provided with respect to the Plan:

	September 30,
	2011	2010	2009
Assumptions and dates used to determine benefit obligations:
Discount rate	4.95%	5.10%	5.40%
Rate of compensation increase	4.55	4.62	4.66
Census date	1/1/2011	1/1/2010	1/1/2009

Assumptions used to determine net periodic benefit cost:
Discount rate	5.10%	5.40%	7.00%
Long-term rate of return on plan assets	7.50	8.00	8.00
Rate of compensation increase (graded scale)	4.62	4.66	4.66

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

The following table provides estimates of expected future benefit payments during each of the next five fiscal years, as well as in the aggregate for years six through ten. The table takes into consideration the Plan amendment, adopted subsequent to September 30, 2011 and discussed later, to freeze benefit accruals as of December 31, 2011. Additionally, the table includes the expected employer contribution during the next fiscal year.

Expected Benefit Payments During the Fiscal Years Ending September 30:
2012	$3,290
2013	4,670
2014	3,780
2015	3,570
2016	3,840
Aggregate expected benefit payments during the five fiscal year period beginning October 1, 2017, and ending September 30, 2021	$20,570
Minimum employer contributions expected to be paid during the fiscal year ending September 30, 2012	$6,242

Effective September 30, 2006, the Company adopted the provisions of FASB ASC 715 “Compensation – Retirement Benefits” which require an employer to recognize the funded status of its Plan in the statement of financial condition by a charge to AOCI. AOCI includes the following items that have not yet been recognized as components of net periodic benefit cost as of the measurement date (There was no transition obligation at any date):

	Year ended September 30,
	2011	2010	2009
Net actuarial loss	$25,462	$28,260	$28,347
Prior service cost (benefit)	(282)	(343)	(404)

Net amount recognized in AOCI	$25,180	$27,917	$27,943

The Company expects that $61 of prior service benefit and $1,601 of net actuarial losses will be recognized as components of net periodic benefit cost during the fiscal year ended September 30, 2012.

Subsequent event—Subsequent to September 30, 2011, the Company adopted an amendment to freeze Plan benefit accruals as of December 31, 2011 for participants in the Plan. As of December 31, 2011 the projected benefit obligation, as well as the unfunded liability recorded, will be reduced by the portion attributable to future salary increases, which at September 30, 2011 was approximately $16,000. As a result of the freeze, net periodic benefit cost recognized in the statement of income will be significantly reduced after December 31, 2011. Offsetting a portion of that decrease will be a future benefit contribution attributable to employees impacted by the freeze, as they will become eligible for the third tier of benefits under the 401(k) savings plan after December 31, 2011. The combined expense expected to be recorded during fiscal 2012 for the net periodic benefit cost of the pension plan and the additional third tier contributions for the affected employees is estimated to be $1,500.

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

The total of the Company’s matching and discretionary contributions related to the 401(k) savings plan for the years ended September 30, 2011, 2010 and 2009 was $1,943, $2,014 and $1,894 respectively.

Other Deferred Compensation—The Company also maintains an Executive Retirement Benefit Plan, which provides additional retirement benefits to certain key associates, as designated by the board of directors. The total cost related to the Executive Retirement Benefit Plan was $39 in 2011, $38 in 2010 and $29 in 2009. Future contributions will consist of interest on the vested balance.

The Company also maintains several other non-qualified defined contribution plans for certain key associates. Awards granted and participation in these plans are at the discretion of the board of directors. The total expense relating to these plans amounted to $139 in 2011, $166 in 2010 and $271 in 2009.

Employee (Associate) Stock Ownership Plan (“ESOP”)—The Company established an ESOP for its employees effective January 1, 2006. The ESOP is a tax-qualified plan designed to invest primarily in the Company’s common stock and provides employees with an opportunity to receive a funded retirement benefit, based primarily on the value of the Company’s common stock. The ESOP covers all eligible employees of the Company and its wholly-owned subsidiaries. Employees are eligible to participate in the ESOP after attainment of age 18, completion of 1,000 hours of service, and employment on the last day of the plan’s calendar year. Company contributions to the plan are at the discretion of the board of directors. The ESOP is accounted for in accordance with the provisions for stock compensation in FASB ASC 718. Compensation expense for the ESOP is based on the market price of the Company’s stock and is recognized as shares are committed to be released to participants. The total compensation expense related to this plan in the 2011, 2010 and 2009 fiscal year was $3,222, $6,300 and $6,770, respectively.

The ESOP was authorized to purchase, and did purchase, 11,605,824 shares of the Company’s common stock at a price of $10 per share with a 2006 plan year cash contribution and the proceeds of a loan from the Company to the ESOP. The outstanding loan principal balance as of September 30, 2011 and 2010 was $82,591 and $85,700, respectively. Shares of the Company’s common stock pledged as collateral for the loan are released from the pledge for allocation to participants as loan payments are made. At September 30, 2011, 3,372,369 shares have been allocated to participants and 325,005 shares were committed to be released. Shares that are committed to be released will be allocated to participants at the end of the plan year (December 31). ESOP shares that are unallocated or not yet committed to be released totaled 7,908,450 at September 30, 2011, and had a fair market value of $64,296.

14. EQUITY INCENTIVE PLAN

At a special meeting of shareholders held on May 29, 2008, shareholders of the Company approved the TFS Financial Corporation 2008 Equity Incentive Plan (“the Equity Plan”). The Company adopted the provisions related to share-based compensation in FASB ASC 718 and FASB ASC 505, upon approval of the Equity Plan, and began to expense the fair value of all share-based compensation granted over the requisite service periods.

During the year ended September 30, 2011, the Compensation Committee of the Company’s Board of Directors approved the issuance of an additional 100,000 restricted stock units to certain directors of the Company. The awards were made pursuant to the Equity Plan.

FASB ASC 718 requires the Company to report as a financing cash flow the benefits of realized tax deductions in excess of the deferred tax benefits previously recognized for compensation expense. The excess tax benefit for 2011, 2010 and 2009 was $0, $57, and $171 respectively.

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

During the years ended September 30, 2011, 2010 and 2009, the Company recorded $6,919, $6,841 and $6,399, respectively, of share-based compensation expense, comprised of stock option expense of $2,848, $2,632 and $2,257, respectively and restricted stock units expense of $4,071, $4,209 and $4,142, respectively. The tax benefit recognized in net income related to share-based compensation expense was $1,685, $1,527 and $2,240, respectively.

The following is a summary of the status of the Company’s restricted stock units as of September 30, 2011 and changes therein during the year then ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Outstanding at September 30, 2010	1,709,450	$11.93
Granted	100,000	10.03
Exercised	(521,250)	11.79
Forfeited	(50,000)	11.74

Outstanding at September 30, 2011	1,238,200	$11.84

Vested and exercisable, at September 30, 2011	191,235	$12.34
Vested and expected to vest, at September 30, 2011	1,238,200	$11.84

The total fair value of restricted stock units vested during the years ended September 30, 2011, 2010 and 2009 was $8,354, $1,089, and $1,693, respectively. Expected future compensation expense relating to the non-vested restricted stock units at September 30, 2011 is $8,241 over a weighted average period of 4.01 years.

The following is a summary of the Company’s stock option activity and related information for the Equity Plan for the year ended September 30, 2011:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at September 30, 2010	5,030,925	$11.96	8.1	$0
Granted	0.00	0.00
Exercised	0.00	0.00
Forfeited	(25,000)	11.74		$0

Outstanding at September 30, 2011	5,005,925	$11.96	7.1	$0

Vested and exercisable at September 30, 2011	837,535	$12.22	7.4	$0
Vested or expected to vest at September 30, 2011	4,991,811	$11.96	7.1	$0

The fair value of the option grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions. There were no options granted during the year ended 2011.

2010
Expected dividend yield	2.00%
Expected volatility	25.30%
Risk-free interest rate	2.52%
Expected option term	6.0 years

The expected dividend yield was estimated based on the then current annualized dividend payout of $0.28 per share, which was not expected to change. Subsequent to the 2010 grant, dividends were suspended as of June 30, 2010. Volatility of the company’s stock was used in the estimation of fair value. Management estimated the expected life of the options using the simplified method allowed under SEC Staff Accounting Bulletin (SAB) 110, which expresses the views of the SEC regarding the use of a “simplified” method, as discussed in SAB No. 107. The five and seven year Treasury yield in effect at the time of the grant provides the risk-free rate of return for periods within the expected term of the options.

There were no options granted during the year ended 2011 and the weighted average grant date fair value of options granted during the years ended September 30, 2010, and 2009 were $3.17 and $2.38 per share, respectively. Expected future compensation expense relating to the non-vested options outstanding as of September 30, 2011 is $6,915 over a weighted average period of 3.17 years. Upon exercise of vested options, management expects to draw on treasury stock as the source of the shares. At September 30, 2011, the number of common shares authorized for award under the Equity Plan was 23,000,000, of which 16,014,625 shares remain available for future award.

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

Off-balance sheet commitments to extend credit involve elements of credit risk and interest rate risk in excess of the amount recognized in the consolidated statements of condition. The Company’s exposure to credit loss in the event of nonperformance by the other party to the commitment is represented by the contractual amount of the commitment. The Company generally uses the same credit policies in making commitments as it does for on-balance-sheet instruments. Interest rate risk on commitments to extend credit results from the possibility that interest rates may have moved unfavorably from the position of the Company since the time the commitment was made. At September 30, 2011, the Company had commitments to originate loans as follows:

Fixed-rate mortgage loans	$153,895
Adjustable-rate mortgage loans	247,717
Equity loans and lines of credit including bridge loans	996

Total	$402,608

At September 30, 2011, the Company had unfunded commitments outstanding as follows:

Equity lines of credit	$1,456,614
Construction loans	37,147
Private equity investments	13,813

Total	$1,507,574

At September 30, 2011, the unfunded commitment on home equity lines of credit, including commitments for accounts suspended as a result of material default or a decline in equity, is $1,706,202.

The Company assumes mortgage guaranty insurance on an excess of loss basis for the mortgage guaranty risks of certain mortgage loans in its own portfolio, including Home Today loans and loans in its servicing portfolio, through reinsurance contracts with two primary mortgage insurance companies. Under these contracts, the Company absorbs mortgage insurance losses in a range of five to 12 percentage points in excess of the initial five percentage point loss layer of a given pool of loans, in exchange for a portion of the pool’s mortgage insurance premiums. The first five percent layer of loss must be exceeded before the Company assumes any liability. At September 30, 2011, the maximum losses under the reinsurance contracts were limited to $15,091. The Company has paid $2,589 of losses under these reinsurance contracts and has provided a liability for the remaining estimated losses totaling $4,023 as of September 30, 2011. When evaluating whether or not the reserves provide a reasonable provision for unpaid loss and loss adjustment expenses, it is necessary to project future loss and loss adjustment expense emergence and payments for loan delinquencies occurring through the balance sheet date. The actual future loss and loss adjustment expense may not develop as actuarially projected. They may in fact vary materially from the projections as mortgage insurance results are influenced by a number of factors, including w/o limitation such as unemployment, housing market conditions and loan repayment rates. Management believes it has made adequate provision for estimated losses. Based upon notice from the Company’s two primary mortgage insurance companies, no new contracts are being added to the Company’s risk exposure. The Company’s insurance partners will retain all new mortgage insurance premiums and all new risk. The following table summarizes the activity in the liability for unpaid losses and loss adjustment expenses:

	September 30,
	2011	2010	2009
Balance, beginning of year	$5,082	$5,846	$5,771
Incurred increase (decrease)	(57)	501	379
Paid claims	(1,002)	(1,265)	(304)

Balance, end of period	$4,023	$5,082	$5,846

In management’s opinion, the above commitments will be funded through normal operations.

16. FAIR VALUE

Under U.S. GAAP, fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date and a fair value framework is established whereby assets and liabilities measured at fair value are grouped into three levels of a fair value hierarchy, based on the transparency of inputs and the reliability of assumptions used to estimate fair value. The Company’s policy is to recognize transfers between levels of the hierarchy as of the end of the reporting period in which the transfer occurs. The three levels of inputs are defined as follows:

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

At September 30, 2011 and 2010, there were no loans held for sale subject to pending securitization contracts. For the years ended September 30, 2011, 2010 and 2009, net gain (loss) on the sale of loans included $0, ($204) and $204, respectively, related to changes during the period in the fair value of loans held for sale subject to pending securitization contracts that are fully offset by an equal amount of gains and losses on the derivative securitization contracts. Interest income on mortgage loans held for sale is recorded in interest income on loans. Mortgage loans held for sale not included in securitization contracts are recorded at the lower of cost or fair value. At September 30, 2011 there were no loans classified as held for sale and at September 30, 2010, loans held for sale were reported at cost, $25,027.

Presented below is a discussion of the methods and significant assumptions used by the Company to estimate fair value.

Investment Securities Available for Sale—Investment securities available for sale are recorded at fair value on a recurring basis. At September 30, 2011 and 2010, respectively, this includes $7,383 and $15,857 of investments in U.S. government and agency obligations including U.S. Treasury notes and sequentially structured, highly liquid collateralized mortgage obligations (“CMOs”) issued by Fannie Mae, Freddie Mac, and Ginnie Mae and $8,516 and $8,762 of secured institutional money market deposits insured by the FDIC up to the current coverage limits, with any excess collateralized by the holding institution. Both are measured using the market approach. The fair values of treasury notes and CMOs represent unadjusted price estimates obtained from third party independent nationally recognized pricing services using pricing models or quoted prices of securities with similar characteristics and are included in Level 2 of the hierarchy. At the time of initial measurement and, subsequently, when changes in methodologies occur, management obtains and reviews documentation of pricing methodologies used by third party pricing services to verify that prices are determined in accordance with fair value guidance in U.S. GAAP and to ensure that assets are properly classified in the fair value hierarchy. Additionally, third party pricing is reviewed on a monthly basis for reasonableness based on the market knowledge and experience of company personnel that interact daily with the markets for these types of securities. The carrying amount of the money market deposit accounts is considered a reasonable estimate of their fair value because they are cash deposits in interest bearing accounts valued at par. These accounts are included in Level 1 of the hierarchy.

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

To calculate impairment of collateral-dependent loans, the fair market values are generally reduced by a calculated cost to sell derived from historical experience and recent market conditions to reflect average net proceeds. A valuation allowance is recorded by a charge to income for any indicated impairment loss. When no impairment loss is indicated, the carrying amount is considered to approximate the fair value of that loan to the Company because contractually that is the maximum recovery the Company can expect. Loans individually evaluated for impairment based on the fair value of the collateral are included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis.

Loans held for investment that have been restructured in troubled debt restructurings and are performing according to the modified terms of the loan agreement are individually evaluated for impairment using the present value of future cash flows based on the loan’s effective interest rate, which is not a fair value measurement. At September 30, 2011 and 2010, respectively, this included $138,153 and $122,971 in unpaid principal balances of loans with related allowances for loss of $6,981 and $5,086.

Real Estate Owned—Real estate owned includes real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of acquisition cost or fair value less estimated costs to sell. Fair value is estimated under the market approach using independent third party appraisals. As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions. At September 30, 2011 and 2010, respectively, there was $10,533 and $9,421 of real estate owned included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis where the acquisition costs exceeded the fair values less estimated costs to sell of these properties. Real estate owned, as reported in the consolidated statements of condition, includes estimated costs to sell of $446 and $514 related to these properties at September 30, 2011 and 2010, respectively.

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

Land held for development—Land held for development includes real estate surrounding the Company’s main office in Cleveland, Ohio, acquired to preserve and redevelop the community. It is carried at the lower of acquisition cost or fair value less estimated costs to sell or develop and is included in other assets on the Consolidated Statement of Condition. Fair value is estimated under the market approach using values for comparable projects, adjusted by management to reflect current economic and market conditions. At September 30, 2011 and 2010, respectively, there was $111 and $2,467 of land held for development included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis. The acquisition costs of these properties exceeded their fair values less estimated cost to sell or develop by $3,000 and $1,500 at September 30, 2011 and September 30, 2010, respectively.

Assets and liabilities carried at fair value on a recurring basis on the consolidated statements of condition at September 30, 2011 and September 30, 2010 are summarized below.

		Recurring Fair Value Measurements at Reporting Date Using
	September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment securities available for sale:
U.S. government and agency obligations	$2,046	$0	$2,046	$0
REMIC’s	5,337	0	5,337	0
Money market accounts	8,516	8,516	0	0

Total	$15,899	$8,516	$7,383	$0

		Recurring Fair Value Measurements at Reporting Date Using
	September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment securities available for sale:
U.S. government and agency obligations	$7,063	$0	$7,063	$0
REMIC’s	8,794	0	8,794	0
Money market accounts	8,762	8,762	0	0

Total	$24,619	$8,762	$15,857	$0

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

		Nonrecurring Fair Value Measurements at Reporting Date Using
	September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans, net of allowance	$145,698	$0	$0	$145,698
Real estate owned[1]	10,533	0	0	10,533
Land held for development	111	0	0	111

Total	$156,342	$0	$0	$156,342

[1]	Amounts represent fair value measurements of properties before deducting estimated costs to sell.

		Nonrecurring Fair Value Measurements at Reporting Date Using
	September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans, net of allowance	$177,895	$0	$0	$177,895
Real estate owned[1]	9,421	0	0	9,421
Land held for development	2,467	0	0	2,467
Mortgage loan servicing assets	237	0	0	237

Total	$190,020	$0	$0	$190,020

[1]	Amounts represent fair value measurements of properties before deducting estimated costs to sell.

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

	At September 30, 2011		At September 30, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and due from banks	$35,532	$35,532	$38,804	$38,804
Other interest bearing cash equivalents	259,314	259,314	704,936	704,936
Investment securities:
Available for sale	15,899	15,899	24,619	24,619
Held to maturity	392,527	398,725	646,940	657,076
Mortgage loans held for sale	0	0	25,027	26,109
Loans-net:
Mortgage loans held for investment	9,744,075	9,953,386	9,174,550	9,436,025
Other loans	6,868	7,597	7,199	8,186
Federal Home Loan Bank stock	35,620	35,620	35,620	35,620
Private equity investments	1,604	1,604	2,327	2,327
Accrued interest receivable	35,854	35,854	36,282	36,282
Liabilities:
NOW and passbook accounts	$2,657,029	$2,657,029	$2,546,710	$2,546,710
Certificates of deposit	6,058,881	6,248,137	6,305,231	6,548,319
Borrowed funds	139,856	142,889	70,158	72,829
Borrowers’ advances for taxes and insurance	58,235	58,235	51,401	51,401
Principal, interest and escrow owed on loans serviced	151,859	151,859	284,425	284,425

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

Loans—For mortgage loans held for investment and other loans, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining term. The use of current rates to discount cash flows reflects current market expectations with respect to credit exposure.

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

17. DERIVATIVE INSTRUMENTS

The Company has entered into forward commitments for the sale of mortgage loans principally to protect against the risk of adverse interest rate movements on net income. The Company recognizes the fair value of the contracts when the characteristics of those contracts meet the definition of a derivative. These derivatives are not designated in a hedging relationship; therefore, gains and losses are recognized immediately in the statement of income. In addition, the Company has entered into commitments to originate loans, which when funded, were classified as held for sale. Such commitments meet the definition of a derivative and are not designated in a hedging relationship; therefore, gains and losses are recognized immediately in the statement of income. The Company had no derivatives at September 30, 2011 or 2010.

The following table summarizes the effect of previously held derivative instruments not designated as hedging instruments.

	Location of Gain or (Loss) Recognized in Income	Amount of Gain or (Loss) Recognized in Income on Derivative
		Year Ended September 30,
		2011	2010	2009
Interest rate lock commitments	Other income	$0	$(318)	$327
Forward commitments for the sale of mortgage loans	Net gain on the sale of loans	0	204	(204)

Total		$0	$(114)	$123

18. PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following condensed financial statements for TFS Financial Corporation (parent company only) reflect the investments in, and transactions with, its wholly-owned subsidiaries. Intercompany activity is eliminated in the consolidated financial statements.

	September 30,
	2011	2010
Statements of Condition
Assets:
Cash and due from banks	$1,063	$198
Mortgage backed securities—available for sale	1,028	1,907
Mortgage loans held for investment	42	46
Other loans:
Demand loan due from Third Federal Savings and Loan	156,979	300,401
Employee Stock Ownership Plan (ESOP) loan receivable	82,591	85,700
Accrued interest receivable	2,012	877
Investments in:
Third Federal Savings and Loan	1,495,666	1,328,803
Non-thrift subsidiaries	77,016	73,163
Prepaid federal and state taxes	490	0
Deferred income taxes	2,063	3,500
Other assets	4,931	6,192

Total assets	$1,823,881	$1,800,787

Liabilities and shareholders’ equity:
Line of credit due non-thrift subsidiary	$48,752	$47,246
Accrued expenses and other liabilities	1,205	485
Accrued federal and state income taxes	0	159

Total liabilities	49,957	47,890

Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	0	0
Common stock, $0.01 par value, 700,000,000 shares authorized; 332,318,750 shares issued; 308,915,893 and 308,395,000 outstanding at September 30, 2011 and September 30, 2010, respectively	3,323	3,323
Paid-in capital	1,686,216	1,686,062
Treasury stock, at cost; 23,402,857 and 23,923,750 shares at September 30, 2011 and September 30, 2010, respectively	(282,090)	(288,366)
Unallocated ESOP shares	(79,084)	(82,699)
Retained earnings—substantially restricted	461,836	452,633
Accumulated other comprehensive loss	(16,277)	(18,056)

Total shareholders’ equity	1,773,924	1,752,897

Total liabilities and shareholders’ equity	$1,823,881	$1,800,787

	Years Ended September 30,
	2011	2010	2009
Statements of Income
Interest income:
Loans, including amortization of deferred costs	$5	$5	$7
Demand loan due from Third Federal Savings and Loan	203	432	903
ESOP loan	2,710	2,820	3,914
Mortgage backed securities—available for sale	11	3	0
Investment securities—available for sale	0	35	83

Total interest income	2,929	3,295	4,907

Interest expense:
Borrowed funds from non-thrift subsidiaries	208	290	439

Total interest expense	208	290	439

Net interest income	2,721	3,005	4,468

Non-interest income:
Intercompany service charges	600	600	600
Other	0	3	0

Total other income	600	603	600

Non-interest expenses:
Salaries and employee benefits	5,411	4,607	4,655
Professional services	972	645	704
Office property and equipment	13	13	13
Other operating expenses	68	330	399

Total non-interest expenses	6,464	5,595	5,771

Loss before income taxes	(3,143)	(1,987)	(703)
Income tax (benefit) expense	(304)	696	(1,129)

(Loss) income before undistributed earnings of subsidiaries	(2,839)	(2,683)	426
Equity in undistributed earnings of subsidiaries:
Third Federal Savings and Loan	8,327	11,933	11,746
Non-thrift subsidiaries	3,852	2,088	2,223

Net income	$9,340	$11,338	$14,395

	Years Ended September 30,
	2011	2010	2009
Statements of Cash Flows
Cash flows from operating activities:
Net income	$9,340	$11,338	$14,395
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries:
Third Federal Savings and Loan	(8,327)	(11,933)	(11,746)
Non-thrift subsidiaries	(3,852)	(2,088)	(2,224)
Deferred income taxes	1,432	3,781	3,038
Stock-based compensation expense	3,372	2,632	2,508
Excess tax benefit deficiency related to stock-based compensation	(230)	0	0
Net (increase) decrease in interest receivable and other assets	(364)	593	4,217
Net increase (decrease) in accrued expenses and other liabilities	561	77	(523)
Other	46	10	(3)

Net cash provided by operating activities	1,978	4,410	9,662

Cash flows from investing activities:
Principal collected on loans, net of originations	4	4	31
Proceeds from principal repayments and maturities of securities available for sale	846	4,164	0
Purchase of securities available for sale	0	(4,094)	0
Decrease in balances lent to Third Federal Savings and Loan	143,422	4,324	107,435
Capital contributions to insured thrift institution subsidiaries	(150,000)	0	0

Net cash (used in) provided by investing activities	(5,728)	4,398	107,466

Cash flows from financing activities:
Principal reduction of ESOP loan	3,109	4,236	5,125
Purchase of treasury shares	0	(1,810)	(103,144)
Dividends paid to common stockholders	0	(15,561)	(19,677)
Excess tax effect related to stock-based compensation	0	57	171
Net increase in borrowings from non-thrift subsidiaries	1,506	4,375	339

Net cash provided by (used in) financing activities	4,615	(8,703)	(117,186)

Net increase (decrease) in cash and cash equivalents	865	105	(58)
Cash and cash equivalents—beginning of year	198	93	151

Cash and cash equivalents—end of year	$1,063	$198	$93

19. EARNINGS PER SHARE

Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. For purposes of computing earnings per share amounts, outstanding shares include shares held by the public, shares held by the ESOP that have been allocated to participants or committed to be released for allocation to participants, the 227,119,132 shares held by Third Federal Savings, MHC, and, for purposes of computing dilutive earnings per share, stock options and restricted stock units with a dilutive impact. At September 30, 2011 and 2010, respectively, the ESOP held 7,908,450 and 8,269,970 shares that were neither allocated to participants nor committed to be released to participants.

The following is a summary of the Company’s earnings per share calculations.

	For the year ended September 30, 2011
	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$9,340
Less: income allocated to restricted stock units	50

Basic earnings per share:
Income available to common shareholders	$9,290	300,358,096	$0.03

Diluted earnings per share:
Effect of dilutive potential common shares		611,748

Income available to common shareholders	$9,290	300,969,844	$0.03

	For the year ended September 30, 2010
	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$11,338
Less: income allocated to restricted stock units	334

Basic earnings per share:
Income available to common shareholders	$11,004	299,795,588	$0.04

Diluted earnings per share:
Effect of dilutive potential common shares		457,325

Income available to common shareholders	$11,004	300,252,913	$0.04

	For the year ended September 30, 2009
	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$14,395
Less: income allocated to restricted stock units	433

Basic earnings per share:
Income available to common shareholders	$13,962	301,227,599	$0.05

Diluted earnings per share:
Effect of dilutive potential common shares		364,806

Income available to common shareholders	$13,962	301,592,405	$0.05

Outstanding stock options and restricted stock units are excluded from the computation of diluted earnings per share when their inclusion would be anti-dilutive. The diluted earnings per share calculation for the twelve months ended September 30, 2011 excludes 4,168,390 unvested outstanding stock options and 837,535 vested outstanding stock options. The diluted earnings per share calculation for the twelve months ended September 30, 2010 excludes 4,881,059 unvested outstanding stock options and 149,866 vested outstanding stock options. The diluted earnings per share calculation for the twelve months ended September 30, 2009 excludes 4,608,175 unvested outstanding stock options because their inclusion would be anti-dilutive.

20. RELATED PARTY TRANSACTIONS

The Company, through an indirect, majority-owned subsidiary, receives real estate and management services from an entity under the control of a former Director. His directorship ended February 25, 2010. Management fees of $694, $693, and $693 were paid to the entity under the control of the former Director for the years ended September 30, 2011, 2010, and 2009, respectively.

The Company has made loans and extensions of credit, in the ordinary course of business, to certain Directors. These loans were under normal credit terms, including interest rate and collateralization, and do not represent more than the normal risk of collection. The aggregate amount of loans to such related parties at September 30, 2011 and 2010 was $1,030 and $836, respectively. None of these loans were past due, considered impaired or on nonaccrual at September 30, 2011.

21. RECENT ACCOUNTING PRONOUNCEMENTS

Pending as of September 30, 2011

FASB Accounting Standards Update (“ASU”) 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment” seeks to reduce the cost and complexity of performing the first step of the two-step goodwill impairment test. This amendment permits an entity to first assess qualitative factors to determine whether the existence of events or circumstances leads to a more likely than not (more than 50% likelihood) that the fair value of the reporting unit is less than its carrying amount. The performance of the two-step impairment test becomes unnecessary if after assessing the totality of events and circumstances, the entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount. The amendment is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company does not expect the adoption of these provisions to have a material impact on the Company’s consolidated financial statements.

FASB ASU 2011-05, “Presentation of Comprehensive Income” eliminates the option to present other comprehensive income (“OCI”) in the statement of shareholders’ equity and provides an entity the option to present the total of comprehensive income, the components of net income, and the components of OCI either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of OCI along with a total for OCI, and a total amount for comprehensive income. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s). The amendments in this update should be applied retrospectively and are effective for the company for the interim and annual periods beginning October 1, 2012, with early adoption permitted. The only impact of these amendments on the Company’s consolidated financial statements will be a change in the presentation of OCI.

FASB ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” eliminates unnecessary wording differences between U.S. GAAP and International Financial Reporting Standards, clarifies the intent of existing fair value measurements, and expands disclosure requirements. ASU 2011-04 indicates that the highest and best use and valuation premise in a fair value measurement only apply to nonfinancial assets. In addition, ASU 2011-04 expands qualitative and quantitative fair value disclosures including those related to descriptions of valuation processes used, the sensitivity of the fair value to changes in unobservable inputs and the interrelationships between those inputs, and quantitative disclosures about unobservable inputs and assumptions. The amendments in ASU 2011-04 are effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of this guidance is not expected to have a material impact to the Company’s consolidated financial statements.

Adopted in fiscal year ended September 30, 2011

FASB ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” provides additional guidance to creditors for evaluating whether a modification or restructuring of a receivable is a troubled debt restructuring (“TDR”). It requires creditors to evaluate modifications and restructurings of receivables using a more principles-based approach. Financial reporting implications of being classified as a TDR are that the creditor is required to: consider the receivable impaired when calculating the allowance for credit losses and provide additional disclosures about its troubled debt restructuring activities in accordance with the requirements of ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” as described below. ASU 2011-02 clarifies the existing guidance on whether (1) the creditor has granted a concession and (2) whether the debtor is experiencing financial difficulties, which are the two criteria used to determine whether a modification or restructuring is a TDR. ASU 2011-02 and the TDR disclosures required by ASU 2010-20 have been adopted for the reporting period ending June 30, 2011 and applied retrospectively to October 1, 2010 with no material impact to the Company’s consolidated financial statements.

FASB ASU 2010-29, “Business Combinations (Topic 805): Disclosures of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force)” clarifies the acquisition date that should be used and expands supplemental disclosures required when reporting pro forma financial information related to business combinations. The amendments are effective for business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The Company adopted the amendments to Topic 805 on January 1, 2011, with no material impact to the Company’s consolidated financial statements.

FASB ASU 2010-28, “Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force)” modifies the impairment tests and provides guidance on determining whether it is more likely than not that goodwill impairment exists for reporting units with zero or negative carrying amounts. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company adopted the amendments to Topic 350 on October 1, 2011 with no material impact to the Company’s consolidated financial statements.

FASB ASU 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” expands disclosures about the credit quality of financing receivables and the allowance for credit losses, requiring such disclosures be presented on a disaggregated basis, either by portfolio segment, which is defined as the level at which an entity determines its allowance for credit losses, or by class, which is defined on the basis of the initial measurement attribute, the risk characteristics, and the method for monitoring and assessing credit risk. The new guidance requires an entity to present, by portfolio segment, a roll forward of the allowance for credit losses and the recorded investment of the related financing receivables, and significant purchases and sales of financing receivables. Disclosures required by class of financing receivables include nonaccrual status, impaired balances, credit quality indicators, the aging of past dues, the nature and extent of troubled debt restructurings nature and extent of troubled debt restructurings that occurred during the reporting period along with their impact on the allowance for credit losses, and the nature and effect of troubled debt restructurings that occurred during the previous twelve months that defaulted during the period along with their impact on the allowance for credit losses. The new and amended disclosures are included in Note 4. Loans and Allowance for Loan.

FASB ASC Subtopic 810-10, the consolidation guidance related to variable interest entities (“VIEs”), was amended to modify the approach used to evaluate VIEs and add disclosure requirements about an enterprise’s involvement with VIEs. These provisions are effective at the beginning of an entity’s annual reporting period that begins after November 15, 2009 and for interim periods within that period. The Company adopted the amendments to the consolidation guidance related to variable interest entities on October 1, 2010 with no material impact to the Company’s consolidated financial statements.

FASB ASC Topic 860, “Transfers and Servicing,” was amended to eliminate the concept of a “qualifying special-purpose entity” and change the requirements for derecognizing financial assets. The amendment requires additional disclosures intended to provide greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. This updated guidance is effective for fiscal years beginning after November 15, 2009. The Company adopted the amendments to Transfers and Servicing on October 1, 2010 with no material impact to the Company’s consolidated financial statements.

The Company has determined that all other recently issued accounting pronouncements will not have a material impact on the Company’s consolidated financial statements or do not apply to its operations.

22. SELECTED QUARTERLY DATA (UNAUDITED)

The following tables are a summary of certain quarterly financial data for the fiscal years ended September 30, 2011 and 2010.

	Fiscal 2011 Quarter Ended
	December 31	March 31	June 30	September 30
	(In thousands, except per share data)
Interest income	$107,441	$105,733	$107,286	$107,033
Interest expense	47,755	44,832	44,241	43,017

Net interest income	59,686	60,901	63,045	64,016
Provision for loan losses	34,500	22,500	22,500	19,000

Net interest income after provision for loan losses	25,186	38,401	40,545	45,016
Non-interest income	6,819	8,267	8,759	7,137
Non-interest expense	42,944	43,975	39,552	41,584

(Loss) earnings before income tax expense	(10,939)	2,693	9,752	10,569
Income tax (benefit) expense	(3,591)	469	3,767	2,090

Net (loss) earnings	$(7,348)	$2,224	$5,985	$8,479

(Loss) earnings per share—basic and diluted	$(0.02)	$0.01	$0.02	$0.03

	Fiscal 2010 Quarter Ended
	December 31	March 31	June 30	September 30
	(In thousands, except per share data)
Interest income	$112,803	$110,388	$109,390	$105,310
Interest expense	55,498	52,794	51,926	50,167

Net interest income	57,305	57,594	57,464	55,143
Provision for loan losses	16,000	25,000	30,000	35,000

Net interest income after provision for loan losses	41,305	32,594	27,464	20,143
Non-interest income	11,633	11,649	28,528	6,828
Non-interest expense	40,099	39,333	40,681	41,820

Earnings (loss) before income tax expense	12,839	4,910	15,311	(14,849)
Income tax expense (benefit)	3,913	1,988	5,074	(4,102)

Net earnings (loss)	$8,926	$2,922	$10,237	$(10,747)

Earnings (loss) per share—basic and diluted	$0.03	$0.01	$0.03	$(0.04)

Per share amounts for the full fiscal year, as reported in the Consolidated Statements of Income may differ from the totals of the four fiscal quarters as presented above, due to rounding.

FORM 10-K EXHIBIT INDEX

Exhibit Number	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previous Filed with SEC

2.1	TFS Financial Corporation Stock Issuance Plan, dated May 25, 2006	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 2 therein)

3.1	Amended and Restated Charter of TFS Financial Corporation, dated January 16, 2007	Amendment No. 2 to Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on February 9, 2006; Exhibit 3.2 therein)

3.2	Amended and Restated Bylaws of TFS Financial Corporation	Current Report on Form 8K No. 001-33390 (filed with the SEC on April 28, 2008; Exhibit 3.2 therein)

4.1	Form of Common Stock Certificate of TFS Financial Corporation	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 4 therein)

10.1	Employee Stock Ownership Plan, dated January 1, 2006	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.1 therein)

10.2	Financial, Retirement & Estate Planning Program as amended and restated January 1, 2006	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.2 therein)

10.3	Resolution Regarding Executive Physical Program, dated May 16, 2002	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.3 therein)

10.4	Company Car Program, dated February 24, 1995	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.4 therein)

10.5	Executive Retirement Benefit Plan I, dated January 1, 2006	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.5 therein)

10.6	Benefit Equalization Plan, dated January 1, 2005	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.6 therein)

10.7	Split Dollar Agreement, dated January 29, 2002	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.7 therein)

10.8	Resolution Regarding Supplemental Split Dollar Life Insurance Plan, dated August 22, 2002	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.8 therein)

10.9	Amendment No. 1 to Employee Stock Ownership Plan, dated February 22, 2007	Quarterly Report on Form 10-Q No. 001-33390 (filed with the SEC on May 15, 2007; Exhibit 10.9 therein)

10.10	2008 Equity Incentive Plan	Current Report on Form 8K No. 001-33390 (filed with the SEC on May 30, 2008; Exhibit 10.1 therein)

10.11	Management Incentive Compensation Plan	Current Report on Form 8K No. 001-33390 (filed with the SEC on May 30, 2008; Exhibit 10.2 therein)

Exhibit Number	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previous Filed with SEC

14	Code of Ethics	Available on our website, www.thirdfederal.com

21.1	Subsidiaries of Registrant	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 21 therein)

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of chief executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

31.2	Certification of chief financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

32	Certification of chief executive officer and chief financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith

100	XBRL related documents	The following financial statements from TFS Financial Corporation’s Annual Report on Form 10-K for the year ended September 30, 2011, filed on November 29, 2010, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Equity, (v) the Notes to Condensed Consolidated Financial Statements.

101.INS	Interactive datafile	XBRL Instance Document

101.SCH	Interactive datafile	XBRL Taxonomy Extension Schema Document

101.CAL	Interactive datafile	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Interactive datafile	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Interactive datafile	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Interactive datafile	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TFS Financial Corporation

Dated: November 29, 2011	/S/ MARC A. STEFANSKI
Marc A. Stefanski Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: November 29, 2011	/S/ MARC A. STEFANSKI
Marc A. Stefanski Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Dated: November 29, 2011	/S/ DAVID S. HUFFMAN
David S. Huffman Chief Financial Officer and Secretary (Principal Financial Officer)

Dated: November 29, 2011	/S/ PAUL J. HUML
Paul J. Huml Chief Accounting Officer (Principal Accounting Officer)

Dated: November 29, 2011	/S/ ANTHONY J. ASHER
Anthony J. Asher, Director Bernard S. Kobak, Director

Dated: November 29, 2011	/S/ MARTIN J. COHEN
Martin J. Cohen, Director

Dated: November 29, 2011	/S/ ROBERT A. FIALA
Robert A. Fiala, Director

Dated: November 29, 2011	/S/ ROBERT B. HEISLER JR.
Robert B. Heisler Jr., Director

Dated: November 29, 2011	/S/ BERNARD S. KOBAK
Bernard S. Kobak, Director

Dated: November 29, 2011	/S/ WILLIAM C. MULLIGAN
William C. Mulligan, Director

Dated: November 29, 2011	/S/ TERRENCE R. OZAN
Terrence R. Ozan, Director

Dated: November 29, 2011	/S/ MARIANNE PITERANS
Marianne Piterans, Director

Dated: November 29, 2011	/S/ PAUL W. STEFANIK
Paul W. Stefanik, Director

Dated: November 29, 2011	/S/ BEN S. STEFANSKI III
Ben S. Stefanski III, Director