Form 10-Q
period 2011-12-31
TFS Financial CORP
filed 2012-02-09
CIK 1381668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended December 31, 2011

or

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

As of February 2, 2012 there were 308,915,893 shares of the Registrant’s common stock, par value $0.01 per share, outstanding, of which 227,119,132 shares, or 73.52% of the Registrant’s common stock, were held by Third Federal Savings and Loan Association of Cleveland, MHC, the Registrant’s mutual holding company.

TFS Financial Corporation

Item 1. Financial Statements

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION (unaudited)

(In thousands, except share data)

	December 31, 2011	September 30, 2011
ASSETS

Cash and due from banks	$42,734	$35,532
Other interest-earning cash equivalents	211,387	259,314

Cash and cash equivalents	254,121	294,846

Investment securities:
Available for sale (amortized cost $15,234 and $15,760, respectively)	15,355	15,899
Held to maturity (fair value $354,279 and $398,725, respectively)	350,459	392,527

	365,814	408,426

Loans held for investment, net:
Mortgage loans	10,123,616	9,920,907
Other loans	6,715	6,868
Deferred loan fees, net	(20,586)	(19,854)
Allowance for loan losses	(96,883)	(156,978)

Loans, net	10,012,862	9,750,943

Mortgage loan servicing assets, net	26,024	28,919
Federal Home Loan Bank stock, at cost	35,620	35,620
Real estate owned	18,207	19,155
Premises, equipment, and software, net	59,162	59,487
Accrued interest receivable	35,067	35,854
Bank owned life insurance contracts	172,457	170,845
Other assets	78,792	88,853

TOTAL ASSETS	$11,058,126	$10,892,948

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$8,658,513	$8,715,910
Borrowed funds	264,489	139,856
Borrowers’ advances for insurance and taxes	61,453	58,235
Principal, interest, and related escrow owed on loans serviced	185,879	151,859
Accrued expenses and other liabilities	91,832	53,164

Total liabilities	9,262,166	9,119,024

Commitments and contingent liabilities

Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	0	0
Common stock, $0.01 par value, 700,000,000 shares authorized; 332,318,750 shares issued; 308,915,893 outstanding at December 31, 2011 and September 30, 2011	3,323	3,323
Paid-in capital	1,688,101	1,686,216
Treasury stock, at cost; 23,402,857 shares at December 31, 2011 and September 30, 2011	(282,090)	(282,090)
Unallocated ESOP shares	(78,001)	(79,084)
Retained earnings—substantially restricted	470,295	461,836
Accumulated other comprehensive loss	(5,668)	(16,277)

Total shareholders’ equity	1,795,960	1,773,924

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,058,126	$10,892,948

See accompanying notes to unaudited consolidated financial statements.

TFS Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(In thousands, except share and per share data)

	For the Three Months Ended December 31,
	2011	2010
INTEREST INCOME:
Loans, including fees	$103,207	$103,200
Investment securities available for sale	37	111
Investment securities held to maturity	1,734	3,337
Other interest and dividend earning assets	557	793

Total interest and dividend income	105,535	107,441

INTEREST EXPENSE:
Deposits	40,706	47,278
Borrowed funds	574	477

Total interest expense	41,280	47,755

NET INTEREST INCOME	64,255	59,686

PROVISION FOR LOAN LOSSES	15,000	34,500

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	49,255	25,186

NON-INTEREST INCOME
Fees and service charges, net of amortization	2,813	2,620
Increase in and death benefits from bank owned life insurance contracts	1,612	1,640
Other	1,284	2,559

Total non-interest income	5,709	6,819

NON-INTEREST EXPENSE
Salaries and employee benefits	20,385	17,485
Marketing services	2,377	2,101
Office property, equipment and software	4,998	5,110
Federal insurance premium and assesments	3,877	5,985
State franchise tax	989	939
Real estate owned expense, net	2,335	1,925
Appraisal and other loan review expense	990	2,326
Other operating expenses	6,528	7,073

Total non-interest expense	42,479	42,944

INCOME (LOSS) BEFORE INCOME TAXES	12,485	(10,939)
INCOME TAX EXPENSE (BENEFIT)	4,026	(3,591)

NET INCOME (LOSS)	$8,459	$(7,348)

Earnings (loss) per share - basic and diluted	$0.03	$(0.02)

Weighted average shares outstanding
Basic	301,044,732	300,140,571
Diluted	301,416,252	300,140,571

See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

Three Months Ended December 31, 2011 and 2010

(In thousands)

						Accumulated other comprehensive income (loss)
	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Unrealized gains/(losses) on securities	Pension obligation	Total shareholders’ equity
Balance at September 30, 2010	$3,323	1,686,062	(288,366)	(82,699)	452,633	90	(18,146)	$1,752,897
Comprehensive Loss
Net loss	—	—	—	—	(7,348)	—	—	(7,348)
Change in unrealized losses on securities available for sale	—	—	—	—	—	(97)	—	(97)
Change in pension obligation	—	—	—	—	—	—	275	275

Total comprehensive loss	—	—	—	—	—	—	—	(7,170)
ESOP shares allocated or committed to be released	—	(321)	—	364	—	—	—	43
Compensation costs for stock-based plans	—	1,795	12	—	—	—	—	1,807
Excess tax effect from stock-based compensation	—	(1)	—	—	—	—	—	(1)

Balance at December 31, 2010	$3,323	1,687,535	(288,354)	(82,335)	445,285	(7)	(17,871)	$1,747,576

Balance at September 30, 2011	$3,323	1,686,216	(282,090)	(79,084)	461,836	90	(16,367)	$1,773,924
Comprehensive Income
Net income	—	—	—	—	8,459	—	—	8,459
Change in unrealized gains on securities available for sale	—	—	—	—	—	(11)	—	(11)
Change in pension obligation	—	—	—	—	—	—	10,620	10,620

Total comprehensive income	—	—	—	—	—	—	—	19,068
ESOP shares allocated or committed to be released	—	(113)	—	1,083	—	—	—	970
Compensation costs for stock-based plans	—	1,998	—	—	—	—	—	1,998

Balance at December 31, 2011	$3,323	1,688,101	(282,090)	(78,001)	470,295	79	(5,747)	$1,795,960

See accompanying notes to unaudited consolidated financial statements

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	For the Three Months Ended December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$8,459	$(7,348)
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	2,968	1,850
Depreciation and amortization	6,047	7,779
Deferred income taxes	0	800
Provision for loan losses	15,000	34,500
Other net losses	415	940
Increase in and death benefits for bank owned life insurance contracts	(1,618)	(1,640)
Net decrease in interest receivable and other assets	4,811	925
Net increase in accrued expenses and other liabilities	55,006	47,349
Other	334	560

Net cash provided by operating activities	91,422	85,715

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans originated	(821,282)	(1,162,813)
Principal repayments on loans	539,416	625,397
Proceeds from principal repayments and maturities of:
Securities available for sale	517	8,380
Securities held to maturity	55,523	94,393
Proceeds from sale of:
Real estate owned	4,661	3,746
Purchases of:
Securities available for sale	(9)	(2,041)
Securities held to maturity	(14,423)	0
Premises and equipment	(1,014)	(874)
Other	(11)	(190)

Net cash used in investing activities	(236,622)	(434,002)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(57,397)	(58,627)
Net increase in borrowers’ advances for insurance and taxes	3,218	3,643
Net increase in principal and interest owed on loans serviced	34,021	8,027
Net increase (decrease) in short term borrowed funds	124,633	(3)
Repayment of long term borrowed funds	0	(6,000)
Excess tax benefit related to stock-based compensation	0	(1)

Net cash provided by (used in) financing activities	104,475	(52,961)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(40,725)	(401,248)
CASH AND CASH EQUIVALENTS—Beginning of period	294,846	743,740

CASH AND CASH EQUIVALENTS—End of period	$254,121	$342,492

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest on deposits	$41,464	$48,359
Cash paid for interest on borrowed funds	564	473
Cash paid for income taxes	4,500	4,500
SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to real estate owned	4,109	5,057
Transfer of loans from held for sale to held for investment	0	25,027

See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands unless otherwise indicated)

1.	BASIS OF PRESENTATION

TFS Financial Corporation (the “Holding Company”), a federally chartered stock holding company, conducts its principal activities through its wholly owned subsidiaries. The principal line of business of the Holding Company and its subsidiaries (collectively, “TFS Financial” or the “Company”) is retail consumer banking, including mortgage lending, deposit gathering, and other insignificant financial services. On December 31, 2011, approximately 74% of the Holding Company’s outstanding shares were owned by a federally chartered mutual holding company, Third Federal Savings and Loan Association of Cleveland, MHC (“Third Federal Savings, MHC”). The thrift subsidiary of TFS Financial is Third Federal Savings and Loan Association of Cleveland (the “Association”).

The accounting and reporting policies followed by the Company conform in all material respects to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and to general practices in the financial services industry. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The allowance for loan losses, the valuation of mortgage loan servicing rights, the valuation of deferred tax assets, and the determination of pension obligations and stock-based compensation are particularly subject to change.

The unaudited interim consolidated financial statements were prepared without an audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial condition of TFS Financial at December 31, 2011, and its results of operations and cash flows for the periods presented. In accordance with Regulation S-X for interim financial information, these statements do not include certain information and footnote disclosures required for complete audited financial statements. The Holding Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011 contains consolidated financial statements and related notes, which should be read in conjunction with the accompanying interim consolidated financial statements. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2012.

2.	EARNINGS PER SHARE

The following is a summary of our earnings per share calculations.

	For the Three Months Ended December 31,
	2011			2010
	Income (loss)	Shares	Per share amount	Income (loss)	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income (loss)	$8,459			$(7,348)
Less: income (loss) allocated to restricted stock units	36			(42)

Basic earnings (loss) per share:
Income (loss) available to common shareholders	$8,423	301,044,732	$0.03	$(7,306)	300,140,571	$(0.02)

Diluted earnings (loss) per share:
Effect of dilutive potential common shares		371,520			0

Income (loss) available to common shareholders	$8,423	301,416,252	$0.03	$(7,306)	300,140,571	$(0.02)

Earnings per share is computed by dividing the income available to common shareholders by the weighted average number of shares outstanding for the period. Outstanding shares include shares held by Third Federal Savings, MHC, shares held by the Third Federal Foundation, allocated shares held by the Employee Stock Ownership Plan (“ESOP”), stock options and restricted stock units with a dilutive impact granted under the Company’s 2008 Equity Incentive Plan and shares held by the public, except that shares held by the ESOP that have not been allocated to participants or committed to be released for allocation to participants are excluded from the computations.

Outstanding stock options and restricted stock units are excluded from the computation of diluted earnings per share when their inclusion would be anti-dilutive. The diluted earnings per share calculation for the three months ended December 31, 2011 excludes 5,445,890 unvested outstanding stock options and 837,535 vested outstanding stock options, and 140,000 unvested restricted stock units. Due to the net loss for the three months ended December 31, 2010, the diluted earnings per share calculation excludes all common stock equivalents, including 1,703,200 shares of unvested restricted stock, 4,865,434 unvested outstanding stock options and 152,991 vested outstanding stock options.

3.	INVESTMENT SECURITIES

Investments available for sale are summarized as follows:

	December 31, 2011
	Amortized Cost	Gross Unrealized		Fair Value

		Gains	Losses

U.S. government and agency obligations	$2,000	$52	$0	$2,052
Real estate mortgage investment conduits (REMICs)	4,743	74	(5)	4,812
Money market accounts	8,491	0	0	8,491

	$15,234	$126	$(5)	$15,355

	September 30, 2011
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. government and agency obligations	$2,000	$46	$0	$2,046
REMICs	5,244	93	0	5,337
Money market accounts	8,516	0	0	8,516

	$15,760	$139	$0	$15,899

Investment securities held to maturity are summarized as follows:

	December 31, 2011
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Freddie Mac certificates	$1,754	$95	$0	$1,849
Ginnie Mae certificates	18,594	532	0	19,126
REMICs	322,485	2,578	(173)	324,890
Fannie Mae certificates	7,626	788	0	8,414

	$350,459	$3,993	$(173)	$354,279

	September 30, 2011
	Amortized Cost	Gross Unrealized		Fair Value

		Gains	Losses
Freddie Mac certificates	$2,724	$118	$0	$2,842
Ginnie Mae certificates	19,532	501	0	20,033
REMICs	362,489	4,837	(58)	367,268
Fannie Mae certificates	7,782	800	0	8,582

	$392,527	$6,256	$(58)	$398,725

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans held for investment consist of the following:

	December 31, 2011	September 30, 2011
Real estate loans:
Residential non-Home Today	$7,448,478	$7,120,789
Residential Home Today	237,994	264,019
Home equity loans and lines of credit	2,396,639	2,491,198
Construction	69,803	82,048

Real estate loans	10,152,914	9,958,054
Consumer and other loans	6,715	6,868
Less:
Deferred loan fees—net	(20,586)	(19,854)
Loans-in-process (“LIP”)	(29,298)	(37,147)
Allowance for loan losses	(96,883)	(156,978)

Loans held for investment, net	$10,012,862	$9,750,943

In an October 2011 directive, the Office of the Comptroller of the Currency required all specific valuation allowances (“SVA”) on collateral-dependent loans (SVAs established when the recorded investment in an impaired loan exceeded the measured value of the collateral) maintained by savings institutions to be charged off by March 31, 2012. As permitted, the Company elected to early-adopt this methodology effective for the quarter ended December 31, 2011. As a result, reported loan charge-offs for the quarter ended December 31, 2011 were impacted by the charge-off of specific valuation allowances, which had a balance of $55.5 million at September 30, 2011. This one-time charge-off did not impact the provision for loan losses for the quarter ended December 31, 2011; however, reported loan charge-offs during the December 2011 quarter increased and the balances of loans, the allowance for loan losses, non-accrual status loans and loan delinquencies as of December 31, 2011, all decreased accordingly.

A large concentration of the Company’s lending is in Ohio. As of December 31, 2011 and September 30, 2011, the percentages of residential real estate loans held in Ohio were 80% and 81%, and the percentages held in Florida were 17% and 17%, respectively. As of December 31, 2011 and September 30, 2011, home equity loans and lines of credit were concentrated in the states of Ohio (39% and 39%), Florida (29% and 29%) and California (12% and 12%), respectively. The economic conditions and market for real estate in those states have significantly impacted the ability of borrowers in those areas to repay their loans.

Home Today is an affordable housing program targeted to benefit low- and moderate-income home buyers. Through this program, prior to March 27, 2009, the Association provided loans to borrowers who would not otherwise qualify for the Association’s loan products, generally because of low credit scores. Although the credit profiles of borrowers in the Home Today program for loans originated prior to March 27, 2009 might be described as sub-prime, Home Today loans generally contain the same features as loans offered to our non-Home Today borrowers. Borrowers in the Home Today program must complete financial management education and counseling and must be referred to the Association by a sponsoring organization with which the Association has partnered as part of the program. Borrowers must also meet a minimum credit score threshold. Because prior to March 27, 2009 the Association applied less stringent underwriting and credit standards to these loans, loans originated under the Home Today program prior to that date have greater credit risk than its traditional residential real estate mortgage loans. Effective March 27, 2009, the Home Today underwriting guidelines were changed to be substantially the same as the Association’s traditional first mortgage product. As of December 31, 2011 and September 30, 2011, the balance of Home Today loans originated prior to March 27, 2009 was $235,803 and $261,817, respectively. The Association does not offer, and has not offered, loan products frequently considered to be designed to target sub-prime borrowers containing features such as higher fees or higher rates, negative amortization, a loan-to-value ratio greater than 100%, or option adjustable-rate mortgages.

The recorded investment of loan receivables in non-accrual status is summarized in the following table. Balances are net of deferred fees.

	December 31, 2011	September 30, 2011
Real estate loans:
Residential non-Home Today	$100,100	$125,014
Residential Home Today	50,895	69,602
Home equity loans and lines of credit	22,253	36,872
Construction	850	3,770

Total real estate loans	174,098	235,258
Consumer and other loans	0	0

Total non-accrual loans	$174,098	$235,258

Loans are placed in nonaccrual status when they are contractually 90 days or more past due. Loans modified in troubled debt restructurings that were in nonaccrual status prior to the restructurings remain in nonaccrual status for a minimum of six months. Interest on loans in accrual status, including certain loans individually reviewed for impairment, is recognized in interest income as it accrues, on a daily basis. Accrued interest on loans in non-accrual status is reversed by a charge to interest income and income is subsequently recognized only to the extent cash payments are received. Cash payments on loans in non-accrual status are applied to the oldest scheduled, unpaid principal and interest payment first. A nonaccrual loan, other than a troubled debt restructuring, is returned to accrual status when contractual payments are less than 90 days past due. The number of days past due is determined by the number of days the oldest contractual principal and interest payment remains unpaid. Total performing nonaccrual loans at December 31, 2011 and September 30, 2011 includes $17,220 and $16,465, respectively, in troubled debt restructurings which are current according to the terms of their agreement but included with nonaccrual loans for a minimum period of six months from the restructuring date due to their nonaccrual status prior to restructuring.

Age analysis of the recorded investment in loan receivables that are past due at December 31, 2011 and September 30, 2011 is summarized in the following tables. When a loan is more than 30 days past due on its scheduled principal and interest payments, the loan is considered 30 days or more past due. Balances are net of deferred fees and any applicable loans-in-process.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
December 31, 2011
Real estate loans:
Residential non-Home Today	$15,690	$8,881	$93,566	$118,137	$7,302,934	$7,421,071
Residential Home Today	11,580	4,762	40,304	56,646	177,226	233,872
Home equity loans and lines of credit	8,195	4,352	22,158	34,705	2,373,453	2,408,158
Construction	340	109	850	1,299	38,630	39,929

Total real estate loans	$35,805	$18,104	$156,878	$210,787	$9,892,243	$10,103,030
Consumer and other loans	0	0	0	0	6,715	6,715

Total	$35,805	$18,104	$156,878	$210,787	$9,898,958	$10,109,745

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
September 30, 2011
Real estate loans:
Residential non-Home Today	$19,509	$9,818	$118,517	$147,844	$6,942,424	$7,090,268
Residential Home Today	12,399	7,131	59,985	79,515	183,372	262,887
Home equity loans and lines of credit	11,299	6,126	36,521	53,946	2,449,707	2,503,653
Construction	72	0	3,770	3,842	40,403	44,245

Total real estate loans	43,279	23,075	218,793	285,147	9,615,906	9,901,053
Consumer and other loans	0	0	0	0	6,868	6,868

Total	$43,279	$23,075	$218,793	$285,147	$9,622,774	$9,907,921

Activity in the allowance for loan losses is summarized as follows:

	For the Three Months Ended December 31, 2011
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential non-Home Today	$49,484	$7,178	$(27,538)	$103	$29,227
Residential Home Today	31,025	12,903	(23,888)	52	20,092
Home equity loans and lines of credit	74,071	(4,897)	(23,224)	485	46,435
Construction	2,398	(184)	(1,086)	1	1,129

Total real estate loans	$156,978	$15,000	$(75,736)	$641	$96,883

Consumer and other loans	0	0	0	0	0

Total	$156,978	$15,000	$(75,736)	$641	$96,883

	For the Three Months Ended December 31, 2010

	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential non-Home Today	$41,246	$11,474	$(4,064)	$81	$48,737
Residential Home Today	13,331	6,588	(1,819)	43	18,143
Home equity loans and lines of credit	73,780	16,380	(13,815)	414	76,759
Construction	4,882	58	(357)	23	4,606

Total real estate loans	$133,239	$34,500	$(20,055)	$561	$148,245

Consumer and other loans	1	0	0	0	1

Total	$133,240	$34,500	$(20,055)	$561	$148,246

The recorded investment in loan receivables at December 31, 2011 and September 30, 2011 is summarized in the following table. The table provides details of the recorded balances according to the method of evaluation used for determining the allowance for loan losses, distinguishing between determinations made by evaluating individual loans and determinations made by evaluating groups of loans not individually evaluated. Balances of recorded investments are net of deferred fees and any applicable loans-in-process.

	December 31, 2011			September 30, 2011
	Individually	Collectively	Total	Individually	Collectively	Total
Real estate loans:
Residential non-Home Today	$136,020	$7,285,051	$7,421,071	$159,924	$6,930,344	$7,090,268
Residential Home Today	110,118	123,754	233,872	134,381	128,506	262,887
Home equity loans and lines of credit	24,619	2,383,539	2,408,158	39,738	2,463,915	2,503,653
Construction	2,563	37,366	39,929	5,729	38,516	44,245

Total real estate loans	273,320	9,829,710	10,103,030	339,772	9,561,281	9,901,053
Consumer and other loans	0	6,715	6,715	0	6,868	6,868

Total	$273,320	$9,836,425	$10,109,745	$339,772	$9,568,149	$9,907,921

An analysis of the allowance for loan losses at December 31, 2011 and September 30, 2011 is summarized in the following table. The analysis provides details of the allowance for loan losses according to the method of evaluation, distinguishing between allowances for loan losses determined by evaluating individual loans and allowances for loan losses determined by evaluating groups of loans not individually evaluated.

	December 31, 2011			September 30, 2011
	Individually	Collectively	Total	Individually	Collectively	Total
Real estate loans:
Residential non-Home Today	$4,025	$25,202	$29,227	$25,395	$24,089	$49,484
Residential Home Today	5,456	14,636	20,092	21,938	9,087	31,025
Home equity loans and lines of credit	722	45,713	46,435	14,324	59,747	74,071
Construction	353	776	1,129	1,255	1,143	2,398

Total real estate loans	10,556	86,327	96,883	62,912	94,066	156,978
Consumer and other loans	0	0	0	0	0	0

Total	$10,556	$86,327	$96,883	$62,912	$94,066	$156,978

At December 31, 2011, individually evaluated loans that required an allowance were comprised only of loans dependent on cash flows, such as performing troubled debt restructurings, and loans with a further deterioration in the fair value of collateral not yet identified as uncollectible. All other individually evaluated loans received a charge-off if applicable. At September 30, 2011, individually evaluated loans were comprised of loans dependent on cash flows, such as performing troubled debt restructurings, and impaired loans for which the recorded investment in the impaired loan exceeded the measured value of the collateral, previously referred to as an SVA. Effective for the quarter ended December 31, 2011, and in accordance with the previously described regulatory directive, SVAs are charged-off against the recorded loan balance.

Because many variables are considered in determining the appropriate level of general valuation allowances, directional changes in individual considerations do not always align with the directional change in the balance of a particular component of the general valuation allowance. Principal balances are used for the individually evaluated portion of the allowance for loan losses. At December 31, 2011 and September 30, 2011, respectively, individually allocated, collateral-based reserves on impaired loans were $0 and $55,507; $9,951 and $7,010 were allowances on other individually reviewed loans dependent on cash flows, such as performing TDRs; and $605 and $395 were allowances on individually allocated loans with further deteriorations in the fair value of collateral not yet identified as uncollectible. Prior to December 31, 2011, specific valuation allowances were assessed on impaired loans as described later in this footnote.

Residential non-Home Today mortgage loans represent the largest portion of the residential real estate portfolio. The Company believes overall credit risk is low based on the nature, composition, collateral, products, lien position and performance of the portfolio. The portfolio does not include loan types or structures that have experienced severe performance problems at other financial institutions (sub-prime, no documentation or pay option adjustable rate mortgages).

As described earlier in this footnote, Home Today loans, particularly those originated prior to March 27, 2009, have greater credit risk than traditional residential real estate mortgage loans. At December 31, 2011, approximately 56% of Home Today loans include private mortgage insurance coverage. The majority of the coverage on these loans was provided by PMI Mortgage Insurance Co. (“PMIC”), which the Arizona Department of Insurance seized in 2011 and indicated that all claims payments would be reduced by 50%. Appropriate adjustments have been made to all of the Association’s affected valuation allowances and charge-offs; and estimated loss severity factors were increased for loans evaluated collectively.

Home equity lines of credit represent a significant portion of the residential real estate portfolio. The state of the economy and low housing prices continue to have an adverse impact on this portfolio since the home equity lines generally are in a second lien position. Effective June 28, 2010, due to the perceived deterioration in the overall housing conditions including concerns for loans and lines in a second lien position, home equity lines of credit and home equity loans are no longer offered by the Association.

Construction loans generally have greater credit risk than traditional residential real estate mortgage loans. The repayment of these loans depends upon the sale of the property to third parties or the availability of permanent financing upon completion of all improvements. In the event we make a loan on property that is not yet approved for the planned development, there is the risk that approvals will not be granted or will be delayed. These events may adversely affect the borrower and the collateral value of the property. Construction loans also expose the Association to the risk that improvements will not be completed on time in accordance with specifications and projected costs. In addition, the ultimate sale or rental of the property may not occur as anticipated. Effective August 30, 2011, the Association made the strategic decision to exit the commercial construction loan business and ceased accepting new builder relationships. Existing builder commitments will be honored for a period not longer than 1 year, giving our customers the ability to secure new borrowing relationships. The builder portfolio is now considered to be in runoff.

Reflective of the much publicized foreclosure and mortgage servicing problems that have confronted the industry, the Company has generally experienced longer foreclosure timelines than those experienced in the past, particularly in Florida. The longer foreclosure timelines in Florida generally have a greater impact on the Association’s first position liens as opposed to subordinate liens primarily because the significant property value decline in Florida since 2008, when coupled with the subordinate lien position of home equity lending products, generally results in a high percentage of full charge-offs on the date of initial evaluation. Once a home equity loan or line of credit has been fully charged off, foreclosure timing is no longer relevant. Longer foreclosure timelines generally result in greater loss experience rates on first position liens where full charge-offs are not as prevalent, particularly to the extent that property values continue to decline during the foreclosure process. These expected higher loss experience rates are factored into the determination of collateral fair value and are considered in making charge-off decisions.

The recorded investment and the unpaid principal balance of impaired loans, including those whose terms have been modified in troubled debt restructurings, as of December 31, 2011 and September 30, 2011 are summarized as follows. Balances of recorded investments are net of deferred fees.

	December 31, 2011			September 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Residential non-Home Today	$76,997	$77,979	$0	$32,713	$32,854	$0
Residential Home Today	42,741	44,738	0	8,614	8,651	0
Home equity loans and lines of credit	21,437	21,352	0	12,121	12,061	0
Construction	850	857	0	798	804	0
Consumer and other loans	0	0	0	0	0	0

Total	$142,025	$144,926	$0	$54,246	$54,370	$0

With an allowance recorded:
Residential non-Home Today	$59,023	$60,936	$4,025	$127,211	$127,758	$25,395
Residential Home Today	67,377	69,087	5,456	125,767	126,309	21,938
Home equity loans and lines of credit	3,182	3,270	722	27,617	27,480	14,324
Construction	1,713	1,720	353	4,931	4,971	1,255
Consumer and other loans	0	0	0	0	0	0

Total	$131,295	$135,013	$10,556	$285,526	$286,518	$62,912

Total impaired loans:
Residential non-Home Today	$136,020	$138,915	$4,025	$159,924	$160,612	$25,395
Residential Home Today	110,118	113,825	5,456	134,381	134,960	21,938
Home equity loans and lines of credit	24,619	24,622	722	39,738	39,541	14,324
Construction	2,563	2,577	353	5,729	5,775	1,255
Consumer and other loans	0	0	0	0	0	0

Total	$273,320	$279,939	$10,556	$339,772	$340,888	$62,912

At December 31, 2011 and September 30, 2011, respectively, the recorded investment in impaired loans includes $157,192 and $166,197 of loans modified in troubled debt restructurings of which $22,218 and $28,617 are 90 days or more past due.

For all classes of loans, a loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest according to the contractual terms of the loan agreement. Factors considered in determining that a loan is impaired may include the deteriorating financial condition of the borrower indicated by missed or delinquent payments, a pending legal action, such as bankruptcy or foreclosure, or the absence of adequate security for the loan. Impairment is measured based on the fair value of the collateral less costs to sell when it is probable that the sole source of repayment for the loan is the underlying collateral. Beginning September 30, 2010, equity loans, bridge loans, and loans modified in troubled debt restructurings were included in loans individually evaluated based on the fair value of the collateral at 90 or more days past due. Prior to September 30, 2010, the collateral-based evaluation was performed on these loans at 180 or more days past due. A loan that is identified for individual evaluation based on a failure to make timely payments will continue to be reported as impaired until it is less than 30 days past due. The loan will again be reported as impaired if it becomes 30 or more days past due and a sustained period of consecutive and timely payments, six months at a minimum, has not passed.

Loans modified in troubled debt restructurings are separately evaluated for impairment on a loan by loan basis at the time of restructuring and at each subsequent reporting date for as long as they are reported as troubled debt restructurings. The impairment evaluation is based on the present value of expected future cash flows discounted at the effective interest rate of the original loan when the loan is less than 90 days past due. Expected future cash flows include a discount factor representing a potential for default. Valuation allowances are recorded for the excess of the recorded investments over the result of the cash flow analyses. Troubled debt restructurings that are 90 days or more past due are evaluated for impairment based on the fair value of the collateral. The fair value less estimated cost to dispose of the underlying property is compared to the recorded investment in the loan to estimate a loss recorded as a charge-off in the allowance for credit losses. This applies to all mortgage loans and lines of credit. Consumer loans are not considered for restructuring. A loan modified in a troubled debt restructuring is classified as an impaired loan for a minimum of one year. After one year, a loan is no longer included in the balance of impaired loans if the loan was modified to yield a market rate for loans of similar credit risk at the time of restructuring and the loan is not impaired based on the terms of restructuring agreement. The majority of the Company’s modifications do not meet these criteria.

The average recorded investment in impaired loans and the amount of interest income recognized during the time within the period that the loans were impaired are summarized below. Beginning for the three months ended December 31, 2011, the reported amount of interest income recognized includes interest income on all impaired loans. Prior to that period, the reported amount included interest income from only impaired loans with an allowance, resulting in a reported amount that was less than, but not materially different from, the actual amount of interest income recognized. Balances of average recorded investments are net of deferred fees.

	Three Months Ended December 31,
	2011		2010
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential non-Home Today	$54,855	$221	$41,018	$0
Residential Home Today	25,677	265	36,012	0
Home equity loans and lines of credit	16,779	54	19,283	0
Construction	824	12	150	0
Consumer and other loans	0	0	0	0

Total	$98,135	$552	$96,463	$0

With an allowance recorded:
Residential non-Home Today	93,117	$721	$108,244	$514
Residential Home Today	96,572	619	95,804	495
Home equity loans and lines of credit	15,400	39	35,721	61
Construction	3,322	20	7,181	9
Consumer and other loans	0	0	1	0

Total	$208,411	$1,399	$246,951	$1,079

Total impaired loans:
Residential non-Home Today	$147,972	$942	$149,262	$514
Residential Home Today	122,249	884	131,816	495
Home equity loans and lines of credit	32,179	93	55,004	61
Construction	4,146	32	7,331	9
Consumer and other loans	0	0	1	0

Total	$306,546	$1,951	$343,414	$1,079

The amount of interest income on impaired loans recognized using a cash-basis method is $566 for the three months ended December 31, 2011, and not material for the three months ended December 31, 2010.

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

	For the Three Months Ended December 31, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
		(Dollars in thousands)
Residential non-Home Today	44	$8,179	$8,174
Residential Home Today	57	5,065	5,106
Home equity loans and lines of credit	2	159	155

Total	103	$13,403	$13,435

The following table sets forth the recorded investment in troubled debt restructured loans modified during the period, by the types of concessions granted.

	For the Three Months Ended December 31, 2011
	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Modifications	Total
			(Dollars in thousands)
Residential non-Home Today	$2,936	$0	$1,247	$2,735	$1,256	$8,174
Residential Home Today	1,174	0	1,203	923	1,806	5,106
Home equity loans and lines of credit	0	0	0	0	155	155

Total	$4,110	$0	$2,450	$3,658	$3,217	$13,435

Troubled debt restructured loans may be modified more than once. In most instances, re-modification is available for each type of troubled debt restructuring and each loan category and occurs as a result of a borrower experiencing an extended income curtailment or hardship. The duration of modification is generally based on the borrower’s payment status. If the borrower is current on his/her loan, a short term modification will be considered based on the borrower’s assessment of the length of income curtailment. Re-modification or long term modification usually involves extended income curtailment or hardship. In evaluating the need for a re-modification, the borrower’s ability to repay is generally assessed utilizing a debt to income and cash flow analysis. As the economy remains sluggish and high unemployment persists, the need for re-modifications continues to linger, resulting in approximately 13% of short-term modifications extended into more permanent or longer-term modifications.

The following table provides information on troubled debt restructured loans modified within the last 12 months that defaulted during the period presented.

	For the Three Months Ended December 31, 2011
Troubled Debt Restructurings That Subsequently Defaulted	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Residential non-Home Today	13	$1,312
Residential Home Today	59	4,176
Home equity loans and lines of credit	1	22

Total	73	$5,510

The following tables provide information about the credit quality of residential loan receivables by an internally assigned grade. Balances are net of deferred fees and any applicable LIP.

	Pass	Special Mention	Substandard	Loss	Total
December 31, 2011
Real Estate Loans:
Residential non-Home Today	$7,319,179	$0	$101,892	$0	$7,421,071
Residential Home Today	181,197	0	52,675	0	233,872
Home equity loans and lines of credit	2,373,306	9,899	24,953	0	2,408,158
Construction	38,228	0	1,701	0	39,929

Total	$9,911,910	$9,899	$181,221	$0	$10,103,030

	Pass	Special Mention	Substandard	Loss	Total
September 30, 2011
Real Estate Loans:
Residential non-Home Today	$6,963,582	$0	$104,290	$22,396	$7,090,268
Residential Home Today	192,034	0	52,719	18,134	262,887
Home equity loans and lines of credit	2,449,273	13,591	27,033	13,756	2,503,653
Construction	39,378	0	3,761	1,106	44,245

Total	$9,644,267	$13,591	$187,803	$55,392	$9,901,053

Residential loans are internally assigned a grade that complies with the guidelines outlined in the Comptroller’s Handbook for Rating Credit Risk. Pass loans are assets well protected by the current paying capacity of the borrower and the value of the underlying collateral. Special Mention loans have a potential weakness that the Association feels deserve management’s attention and may result in further deterioration in their repayment prospects and/or the Association’s credit position. Substandard loans are inadequately protected by the current payment capacity of the borrower or the collateral pledged with a defined weakness that jeopardizes the liquidation of the debt. Loss loans are considered uncollectible and effective in this current quarter will be charged off. Prior to the current quarter end, loss loans carried an SVA.

At December 31, 2011 and September 30, 2011, respectively, the recorded investment of impaired loans includes $117,754 and $121,115 of troubled debt restructurings that are individually evaluated for impairment, but have adequately performed under the terms of the restructuring and are classified as pass loans. At December 31, 2011 and September 30, 2011, respectively, there were $25,692 and $24,576 of loans classified substandard and $9,862 and $13,553 of loans classified special mention that are not included in the recorded investment of impaired loans; rather, they are included in loans collectively evaluated for impairment.

The following table provides information about the credit quality of consumer loan receivables by payment activity.

	December 31, 2011	September 30, 2011
Performing	$6,715	$6,868
Nonperforming	0	0

Total	$6,715	$6,868

Consumer loans are internally assigned a grade of nonperforming when they become 90 days or more past due.

5.	DEPOSITS

Deposit account balances are summarized as follows:

	December 31, 2011	September 30, 2011
Negotiable order of withdrawal accounts	$1,001,243	$975,443
Savings accounts	1,749,122	1,681,586
Certificates of deposit	5,907,863	6,057,838

	8,658,228	8,714,867
Accrued interest	285	1,043

Total deposits	$8,658,513	$8,715,910

6.	INCOME TAXES

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and city jurisdictions. With few exceptions the Company is no longer subject to federal and state income tax examinations for tax years prior to 2008. The Internal Revenue Service is currently conducting an audit of the Company’s 2008 and 2009 federal tax returns. The State of Ohio Department of Taxation is currently conducting an audit of the organization’s 2008, 2009, and 2010 Ohio Franchise Tax Returns.

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

The components of net periodic benefit cost recognized in the statements of income are as follows:

	Three Months Ended December 31,
	2011	2010
Service cost	$1,005	$1,084
Interest cost	917	984
Expected return on plan assets	(892)	(842)
Amortization of net loss	400	438
Amortization of prior service cost	(15)	(15)
Recognized net gain due to curtailment	(267)	0

Net periodic benefit cost	$1,148	$1,649

Minimum employer contributions paid during the three months ended December 31, 2011 were $1,175. Minimum employer contributions expected during the remainder of the fiscal year are $3,401.

During the current quarter the Company adopted an amendment to freeze Plan benefit accruals as of December 31, 2011 for participants in the Plan. As of December 31, 2011, the projected benefit obligation, as well as the unfunded liability recorded, was reduced by $16,149, the portion attributable to future salary increases. At December 31, 2011 and September 30, 2011, respectively, the projected benefit obligation was $62,890 and $75,768, and the unfunded liability was $11,718 and $28,084. As a result of the freeze, net periodic benefit cost recognized in the statement of income will be significantly reduced after December 31, 2011. Offsetting a portion of that decrease will be a future benefit contribution attributable to employees impacted by the freeze, as they will become eligible for the third tier of benefits under the 401(k) savings plan after December 31, 2011. The combined expense expected to be recorded during fiscal 2012 for the net periodic benefit cost of the pension plan and the additional third tier contributions for the affected employees is estimated to be $1,500.

8.	EQUITY INCENTIVE PLAN

On December 19, 2011, an additional 1,277,500 options to purchase our common stock and an additional 444,700 restricted stock units were granted to certain officers and employees of the company. The awards were made pursuant to the shareholders approved 2008 Equity Incentive Plan.

During the three months ended December 31, 2011 and 2010, the Company recorded $1,998 and $1,811, respectively, of stock-based compensation expense, comprised of stock option expense of $1,012 and $721, respectively, and restricted stock units expense of $986 and $1,090, respectively.

At December 31, 2011, 6,283,425 shares were subject to options, with a weighted average exercise price of $11.28 per share and a weighted average grant date fair value of $2.95 per share. Expected future expense related to the 5,445,890 non-vested options outstanding as of December 31, 2011 is $9,193 over a weighted average of 3.0 years. At December 31, 2011, 1,486,165 restricted stock units, with a weighted average grant date fair value of $10.82 per unit, are unvested. Expected future compensation expense relating to the 1,682,900 restricted stock units outstanding as of December 31, 2011 is $10,936 over a weighted average period of 3.5 years. Each unit is equivalent to one share of common stock.

9.	COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business, the Company enters into commitments with off-balance-sheet risk to meet the financing needs of its customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to originate loans generally have fixed expiration dates of 60 to 360 days or other termination clauses and may require payment of a fee. Unfunded commitments related to home equity lines of credit generally expire ten years following the date that the line of credit was established, subject to various conditions including compliance with payment obligations, adequacy of collateral securing the line and maintenance of a satisfactory credit profile by the borrower. Since some of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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

At December 31, 2011, the Company had commitments to originate loans as follows:

Fixed-rate mortgage loans	$137,709
Adjustable-rate mortgage loans	247,391
Equity and bridge loans	453

Total	$385,553

At December 31, 2011, the Company had unfunded commitments outstanding as follows:

Home equity lines of credit (excluding commitments for suspended accounts)	$1,419,929
Construction loans	29,298
Private equity investments	13,813

Total	$1,463,040

At December 31, 2011, the unfunded commitment on home equity lines of credit, including commitments for accounts suspended as a result of material default or a decline in equity, is $1,664,394.

The Company assumes mortgage guaranty insurance on an excess of loss basis for the mortgage guaranty risks of certain mortgage loans in its own portfolio, including Home Today loans and loans in its servicing portfolio, through reinsurance contracts with two primary mortgage insurance companies. Under these contracts, the Company absorbs mortgage insurance losses in a range of 5% to 12% in excess of the initial 5% point loss layer of a given pool of loans, in exchange for a portion of the pool’s mortgage insurance premiums. The first 5% layer of loss must be exceeded before the Company assumes any liability. At December 31, 2011, the maximum losses under the reinsurance contracts were limited to $15,091. The Company has paid $2,804 of losses under these reinsurance contracts and has provided a liability for the remaining estimated losses totaling $3,979 as of December 31, 2011. When evaluating whether or not the reserves provide a reasonable provision for unpaid loss and loss adjustment expenses, it is necessary to project future loss and loss adjustment expense emergence and payments for loan delinquencies occurring through the balance sheet date. The actual future loss and loss adjustment expense may not develop as actuarially projected. They may in fact vary materially from the projections as mortgage insurance results are influenced by a number of factors such as unemployment, housing market conditions and loan repayment rates. Management believes it has made adequate provision for estimated losses. Based upon notice from the Company’s two primary mortgage insurance companies, no new contracts are being added to the Company’s risk exposure. The Company’s insurance partners will retain all new mortgage insurance premiums and all new risk.

The following table summarizes the activity in the liability for unpaid losses and loss adjustment expenses:

	Three Months Ended December 31,
	2011	2010
Balance, beginning of year	$4,023	$5,082
Incurred increase (decrease)	171	(14)
Paid claims	(215)	(281)

Balance, end of period	$3,979	$4,787

In management’s opinion, the above commitments will be funded through normal operations.

10.	FAIR VALUE

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

Level	–	quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2	–	quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets with few transactions, or model-based valuation techniques using assumptions that are observable in the market.

Level 3	–	a company’s own assumptions about how market participants would price an asset or liability.

As permitted under the fair value guidance in U.S. GAAP, the Company elects to measure at fair value, mortgage loans classified as held for sale that are subject to pending loan securitization contracts. This election is expected to reduce volatility in earnings related to timing issues on loan securitization contracts.

Presented below is a discussion of the methods and significant assumptions used by the Company to estimate fair value.

Investment Securities Available for Sale – Investment securities available for sale are recorded at fair value on a recurring basis. At December 31, 2011 and September 30, 2011, respectively, this includes $6,864 and $7,383 of investments in U.S. government and agency obligations including U.S. Treasury notes and sequentially structured, highly liquid collateralized mortgage obligations (“CMOs”) issued by Fannie Mae, Freddie Mac, and Ginnie Mae and $8,491 and $8,516 of secured institutional money market deposits insured by the FDIC up to the current coverage limits, with any excess collateralized by the holding institution. Both are measured using the market approach. The fair values of treasury notes and CMOs represent unadjusted price estimates obtained from third party independent nationally recognized pricing services using pricing models or quoted prices of securities with similar characteristics and are included in Level 2 of the hierarchy. At the time of initial measurement and, subsequently, when changes in methodologies occur, management obtains and reviews documentation of pricing methodologies used by third party pricing services to verify that prices are determined in accordance with fair value guidance in U.S. GAAP and to ensure that assets are properly classified in the fair value hierarchy. Additionally, third party pricing is reviewed on a monthly basis for reasonableness based on the market knowledge and experience of company personnel that interact daily with the markets for these types of securities. The carrying amount of the money market deposit accounts is considered a reasonable estimate of their fair value because they are cash deposits in interest bearing accounts valued at par. These accounts are included in Level 1 of the hierarchy.

Mortgage Loans Held for Sale included in Pending Securitization Contracts – The fair value of mortgage loans held for sale is estimated using a market approach based on quoted secondary market pricing for loan portfolios with similar characteristics, including that portion which is included in pending securitization contracts. As described above, the Company elected the fair value measurement option for mortgage loans held for sale subject to pending securitization contracts. These loans are included in Level 2 of the hierarchy. At December 31, 2011 and September 30, 2011, there were no loans held for sale.

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

The fair value of the collateral for a collateral-dependent loan is estimated using an exterior appraisal in the majority of instances. Only if supporting market data is unavailable or the appraiser is unable to complete the assignment will an alternative valuation method be used. Typically that would entail obtaining a Broker Price Opinion (“BPO”). If neither of these methods is available, a commercially available automated valuation model (“AVM”) will be used to estimate value. These models are independently developed and regularly updated. The Association has engaged an independent firm to assist with the validation of automated valuation models.

Updated property valuations are obtained for all collateral-dependent impaired loans that become contractually 180 days past due, except that updated appraisals are obtained for home equity lines of credit, home equity loans, bridge loans, and loans modified in troubled debt restructurings that become contractually 90 days past due. Subsequently, updated appraisals are obtained at least annually for all loans that remain delinquent.

To calculate impairment of collateral-dependent loans, the fair market values are generally reduced by a calculated cost to sell derived from historical experience and recent market conditions to reflect average net proceeds. Historically, a specific valuation allowance was recorded by a charge to income for any indicated impairment loss. Beginning with the quarter ended December 31, 2011, any indicated impairment loss is charged off. When no impairment loss is indicated, the carrying amount is considered to approximate the fair value of that loan to the Company because contractually that is the maximum recovery the Company can expect. Loans individually evaluated for impairment based on the fair value of the collateral are included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis.

Real Estate Owned – Real estate owned includes real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of acquisition cost or fair value less estimated costs to sell. Fair value is estimated under the market approach using independent third party appraisals. As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions. At December 31, 2011 and September 30, 2011, respectively, there was $11,384 and $10,533 of real estate owned included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis where the acquisition costs exceeded the fair values less estimated costs to sell of these properties. Real estate owned, as reported in the Consolidated Statements of Condition, includes estimated costs to sell of $679 and $446 related to these properties at December 31, 2011 and September 30, 2011, respectively.

Mortgage Loan Servicing Assets – Mortgage loan servicing assets are initially recorded at fair value and subsequently amortized over the estimated period of servicing income. The servicing assets are assessed for impairment, based on fair value, on a quarterly basis using a discounted cash flow model incorporating assumptions market participants would use including estimated prepayment speeds, discount factors, and estimated costs to service. For measurement purposes, servicing assets are separated into stratum segregated primarily by the predominant risk characteristics of the loans serviced, such as type, fixed and adjustable rates, original terms, and interest rates. When the carrying value of the servicing asset for an individual stratum exceeds the fair value, the stratum is considered impaired. The amount of impairment is recognized through a valuation allowance recorded in current earnings and the stratum is included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis. There was no impairment of the mortgage loan servicing asset recognized at December 31, 2011 and September 30, 2011.

Land Held for Development – Land held for development includes real estate surrounding the Company’s main office in Cleveland, Ohio, acquired to preserve and redevelop the community. It is carried at the lower of acquisition cost or fair value less estimated costs to sell or develop and is included in Other assets on the Consolidated Statements of Condition. Fair value is estimated under the market approach using values for comparable projects, adjusted by management to reflect current economic and market conditions. At December 31, 2011 and September 30, 2011, respectively, there was $121 and $111 of land held for development included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis. The acquisition costs of these properties exceeded their fair values less estimated cost to sell or develop by $3,000.

Assets and liabilities carried at fair value on a recurring basis on the Consolidated Statements of Condition at December 31, 2011 and September 30, 2011 are summarized below.

		Recurring Fair Value Measurements at Reporting Date Using
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment securities available for sale:
U.S. government and agency obligations	$2,052	$0	$2,052	$0
REMIC’s	4,812	0	4,812	0
Money market accounts	8,491	8,491	0	0

Total	$15,355	$8,491	$6,864	$0

		Recurring Fair Value Measurements at Reporting Date Using
	September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment securities available for sale:
U.S. government and agency obligations	$2,046	$0	$2,046	$0
REMIC’s	5,337	0	5,337	0
Money market accounts	8,516	8,516	0	0

Total	$15,899	$8,516	$7,383	$0

Summarized in the tables below are those assets measured at fair value on a nonrecurring basis. This includes loans held for investment that are individually evaluated for impairment excluding performing troubled debt restructings, land held for development that is carried at lower of acquisition cost or fair value less estimated cost to sell or develop, and properties included in real estate owned that are carried at fair value less estimated costs to sell at the reporting date.

		Nonrecurring Fair Value Measurements at Reporting Date Using
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans, net of allowance	$139,784	$0	$0	$139,784
Real estate owned[1]	11,384	0	0	11,384
Land held for development	121	0	0	121

Total	$151,289	$0	$0	$151,289

[1]	Amounts represent fair value measurements of properties before deducting estimated costs to sell.

		Nonrecurring Fair Value Measurements at Reporting Date Using
	September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans, net of allowance	$145,698	$0	$0	$145,698
Real estate owned[1]	10,533	0	0	10,533
Land held for development	111	0	0	111

Total	$156,342	$0	$0	$156,342

[1]	Amounts represent fair value measurements of properties before deducting estimated costs to sell.

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

	At December 31, 2011		At September 30, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and due from banks	$42,734	$42,734	$35,532	$35,532
Other interest bearing cash equivalents	211,387	211,387	259,314	259,314
Investment securities:
Available for sale	15,355	15,355	15,899	15,899
Held to maturity	350,459	354,279	392,527	398,725
Loans-net:
Mortgage loans held for investment	10,006,147	10,193,727	9,744,075	9,953,386
Other loans	6,715	7,391	6,868	7,597
Federal Home Loan Bank stock	35,620	35,620	35,620	35,620
Private equity investments	1,270	1,270	1,604	1,604
Accrued interest receivable	35,067	35,067	35,854	35,854

Liabilities:
NOW and passbook accounts	$2,750,365	$2,750,365	$2,657,029	$2,657,029
Certificates of deposit	5,908,148	6,080,851	6,058,881	6,248,137
Borrowed funds	264,489	267,829	139,856	142,889
Borrowers’ advances for taxes and insurance	61,453	61,453	58,235	58,235
Principal, interest and escrow owed on loans serviced	185,879	185,879	151,859	151,859

Cash and Due from Banks, Interest Earning Cash Equivalents—The carrying amount is a reasonable estimate of fair value.

Investment and Mortgage-Backed Securities—Estimated fair value for investment and mortgage-backed securities is based on quoted market prices, when available. If quoted prices are not available, management will use as part of their estimation process fair values that are obtained from third party independent nationally recognized pricing services using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.

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

Private Equity Investments—Private equity investments are initially valued based upon transaction price. The carrying value is subsequently adjusted when it is considered necessary based on current performance and market conditions. The carrying values are adjusted to reflect expected exit values. These investments are included in Other assets in the accompanying Consolidated Statements of Condition at fair value.

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

11.	RECENT ACCOUNTING PRONOUNCEMENTS

Pending as of December 31, 2011

Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2011-05, “Presentation of Comprehensive Income” eliminates the option to present other comprehensive income (“OCI”) in the statement of shareholders’ equity and provides an entity the option to present the total of comprehensive income, the components of net income, and the components of OCI either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of OCI along with a total for OCI, and a total amount for comprehensive income. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s). The amendments in this update will be applied retrospectively for all periods presented and are effective for the Company for the interim and annual periods beginning October 1, 2012, with early adoption permitted. The only impact of this amendment on the Company’s consolidated financial statements will be a change in the presentation of OCI.

FASB ASU 2011-12, “Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” defers indefinitely the certain provision of FASB ASU 2011-05 which requires entities to present reclassification adjustments for items that are reclassified from OCI to net income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. The only impact of this amendment on the Company’s consolidated financial statements will be a change in the presentation of OCI.

FASB ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment” seeks to reduce the cost and complexity of performing the first step of the two-step goodwill impairment test. This amendment permits an entity to first assess qualitative factors to determine whether the existence of events or circumstances leads to a more likely than not (more than 50% likelihood) that the fair value of the reporting unit is less than its carrying amount. The performance of the two-step impairment test becomes unnecessary if after assessing the totality of events and circumstances, the entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount. The amendment is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company does not expect the adoption of this amendment to have a material impact on the Company’s consolidated financial statements.

FASB ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” eliminates unnecessary wording differences between U.S. GAAP and International Financial Reporting Standards, clarifies the intent of existing fair value measurements, and expands disclosure requirements. ASU 2011-04 indicates that the highest and best use and valuation premise in a fair value measurement only apply to nonfinancial assets. In addition, ASU 2011-04 expands qualitative and quantitative fair value disclosures including those related to descriptions of valuation processes used, the sensitivity of the fair value to changes in unobservable inputs and the interrelationships between those inputs and quantitative disclosures about unobservable inputs and assumptions. The amendments in ASU 2011-04 are effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of this guidance is not expected to have a material impact to the Company’s consolidated financial statements.

FASB ASU 2011-03, “Reconsideration of Effective Control for Repurchase Agreements” eliminates from U.S. GAAP the requirement for entities to consider whether a transferor (i.e., seller) has the ability to repurchase the financial assets in a repurchase agreement (“repo”). This requirement was one of the criteria under ASC 860 that entities used to determine whether the transferor maintained effective control. Although entities must consider all the effective-control criteria under ASC 860, the elimination of this requirement may lead to more conclusions that a repo arrangement should be accounted for as a secured borrowing rather than as a sale. The amendments in ASU 2011-03 are effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of this guidance is not expected to have a material impact to the Company’s consolidated financial statements.

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

•	our ability to enter new markets successfully and take advantage of growth opportunities, and the possible short-term dilutive effect of potential acquisitions or de novo branches, if any;

•	changes in consumer spending, borrowing and savings habits;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board and the Public Company Accounting Oversight Board;

•	future adverse developments concerning Fannie Mae or Freddie Mac;

•	changes in monetary and fiscal policy of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board;

•	changes in policy and/or assessment rates of taxing authorities that adversely affect us;

•	changes in expense trends (including, but not limited to, trends affecting non-performing assets, charge-offs and provisions for loan losses);

•	the impact of the continuing governmental effort to restructure the U.S. financial and regulatory system;

•	inability of third-party providers to perform their obligations to us;

•	adverse changes and volatility in real estate markets;

•	a slowing or failure of the moderate economic recovery;

•	the extensive reforms enacted in the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), which will impact us;

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

Since being organized in 1938, we grew to become, prior to our initial public offering of stock in April 2007, the nation’s largest mutually-owned savings and loan association based on total assets. We credit our success to our continued emphasis on our primary values: “Love, Trust, Respect, and a Commitment to Excellence, along with some Fun.” Our values are reflected in our pricing of loan and deposit products, and historically, in our Home Today program, as described below. Our values are further reflected in the Broadway Redevelopment Initiative (a long-term revitalization program encompassing the three-mile corridor of the Broadway-Slavic Village neighborhood in Cleveland, Ohio where our main office is located) and the educational programs we have established and/or supported. We intend to continue to adhere to our primary values and to support our customers.

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

Controlling Our Interest Rate Risk Exposure. Although housing and credit quality issues persist in financial headlines and continue to have a negative effect on our operating results and, as described below, are certainly a matter of significant concern for us, historically our greatest risk has been interest rate risk exposure. When we hold long-term, fixed-rate assets, funded by liabilities with shorter re-pricing characteristics, we are exposed to potentially adverse impact from rising interest rates. Generally, and particularly over extended periods of time that encompass full economic cycles, interest rates associated with longer term assets have been higher than interest rates associated with shorter term assets. This difference has been an important component of our net interest income and is fundamental to our operations. We manage the risk of holding long-term, fixed-rate mortgage assets primarily by moderating the attractiveness of our loan offerings, thereby controlling the level of additions (new originations) to our portfolio, and, prior to September 30, 2010, by periodically selling long-term, fixed-rate mortgage loans in the secondary market to reduce the amount of those assets held in our portfolio. During the three month periods ended December 31, 2011 and 2010 no loans were sold, while during the fiscal year ended September 30, 2011, we sold $33.6 million of long-term, fixed-rate mortgage loans. As described in the following paragraphs, the low volume of loan sales since September 30, 2010 reflects the impact of changes by Fannie Mae related to requirements for loans that it accepts and a reduced level of fixed-rate loan originations

Effective July 1, 2010, Fannie Mae, historically the Association’s primary loan investor, implemented certain loan origination requirement changes affecting loan eligibility that, to date, we have not adopted. In reaching our current decision regarding implementation of the changes necessary to comply with Fannie Mae’s revised requirements, we considered that since 1991, the Association, employing only non-commissioned loan originators and utilizing a centralized underwriting process, had sold loans to Fannie Mae under a series of proprietary variances, or contract waivers, that were negotiated between us and Fannie Mae during the term of our relationship. These proprietary concessions related to certain loan file documentation and quality control procedures that, in our opinion, did not diminish in any way the excellent credit quality of the loans that we delivered to Fannie Mae, but facilitated the efficiency and effectiveness of our operations and the quality and value of the loan products that we were able to offer to our borrowers. The credit quality of the loans that we delivered to Fannie Mae was consistently evidenced by the superior delinquency profile of our portfolio in peer performance comparisons prepared by Fannie Mae throughout the term of our relationship. In response to the tumult of the housing crisis that commenced in 2008, and with the objective of improving the credit profile its overall loan portfolio, Fannie Mae has enacted many credit tightening measures, culminating in the effective elimination of proprietary variances and waivers, accompanied by the imposition of additional file documentation requirements and expanded quality control procedures. In addition to substantively changing Fannie Mae’s operating environment, effects of the housing crisis spread throughout the secondary residential mortgage market and resulted in a significantly altered operating framework for all secondary market participants. We believe that this dramatically altered operating framework offers opportunities for business process innovators to create new secondary market solutions especially as such opportunities pertain to high credit quality residential loans similar to those that we have traditionally originated. With the current uncertainty as to how the secondary market might be structured in the future, the Association has concluded that it is premature to incur the costs of the infrastructural changes to our operations (file documentation collection and additional quality control procedures) that would be necessary to fully comply with current

Fannie Mae loan eligibility standards. In the near term, the Association expects to monitor secondary market developments and will continue to assess the merits of implementing the changes required to comply with Fannie Mae’s loan eligibility standards.

As a result, the Association’s ability to reduce interest rate risk via our traditional loan sales of newly originated longer-term fixed rate residential loans is limited until either the Association changes its loan origination processes or Fannie Mae, Freddie Mac or other market participants revise their loan eligibility standards. In the absence of such changes, future sales of fixed-rate mortgage loans will be predominantly limited to those loans that have established payment histories, strong borrower credit profiles and are supported by adequate collateral values. In that regard, in June 2011, we sold, on a servicing retained basis, $20.3 million of fixed-rate mortgage loans to a private investor. Also, in response to the agencies’ loan eligibility changes, in July 2010 we began marketing an adjustable-rate mortgage loan product that provides us with improved interest rate risk characteristics when compared to a long-term, fixed-rate mortgage. Since its introduction, the “SmartRate” adjustable rate mortgage has offered borrowers an interest rate lower than that of a fixed-rate loan. The rate is locked for three or five years then resets annually after that. It contains a feature to relock the rate an unlimited number of times at our then current rate and fee schedule, for another three or five years (dependent on the original reset period) without having to complete a full refinance transaction. Relock eligibility is subject to satisfactory payment performance history by the borrower (never 60 days late, no 30-day delinquencies during the last twelve months, current at the time of relock, and no foreclosures or bankruptcies since the SmartRate application was taken). In addition to a satisfactory payment history, relock eligibility requires that the property continue to be the borrower’s primary residence. The loan term cannot be extended in connection with a relock nor can new funds be advanced. All interest rate caps and floors remain as originated. During the three months ended December 31, 2011 and 2010, adjustable-rate mortgage loan production totaled $434.8 million and $582.0 million, respectively, while during the same time periods, fixed-rate mortgage loan production totaled $313.4 million and $469.3 million, respectively. By comparison, during the three months ended December 31, 2009, adjustable-rate mortgage loan production totaled $6.1 million. The amount of origination and refinancing volumes along with the portion of that activity that pertains to loans that we previously sold (but for which we retained the right to provide mortgage servicing so as to maintain our relationship with our customer) when coupled with the level of loan sales, if any, determines the balance of loans held on our balance sheet. The amount of adjustable-rate loan activity described above resulted in $2.19 billion of long-term adjustable-rate loans in our residential mortgage loans held for investment portfolio at December 31, 2011, as compared to $1.83 billion at September 30, 2011 and $1.41 billion at December 31, 2010. In addition, fixed-rate mortgage loan activity described above resulted in $5.50 billion of long-term fixed rate loans in our residential mortgage loans held for investment portfolio at December 31, 2011, as compared to $5.56 billion at September 30, 2011 and $5.66 billion at December 31, 2010.

In the past, we have also managed interest rate risk by promoting home equity lines of credit, which have a variable interest rate. As described below, this product carries an incremental credit risk component and has been adversely impacted by the housing market downturn. Effective June 28, 2010, we suspended the acceptance of new home equity credit applications with the exception of bridge loans and, in accordance with a reduction plan that was accepted by our primary federal banking regulator in December 2010, we actively pursued strategies to decrease the outstanding balance of our home equity lending portfolio as well as our exposure to undrawn home equity lines of credit. During the quarter ended June 30, 2011, we achieved the balance and exposure reduction targets included in the reduction plan. Notwithstanding achievement of the reduction plan target, promotion of this product is not a current strategy used to manage our interest rate risk profile.

Should a rapid and substantial increase occur in general market interest rates, it is probable that, prospectively and particularly over a multi-year time horizon, the level of our net interest income would be adversely impacted.

Monitoring and Limiting Our Credit Risk. While, historically, we had been successful in limiting our credit risk exposure by generally imposing high credit standards with respect to lending, the confluence of unfavorable regional and macro-economic events since 2008, coupled with our pre-2010 expanded participation in the second lien mortgage lending markets, has significantly refocused our attention with respect to credit risk. In response to the evolving economic landscape, we have continuously revised and updated our quarterly analysis and evaluation procedures, as needed, for each category of our lending with the objective of identifying and recognizing all appropriate credit impairments. At December 31, 2011, 90% of our assets consisted of residential real estate loans and home equity loans and lines of credit, the overwhelming majority of which were originated to borrowers in the states of Ohio and Florida. Our analytic procedures and evaluations include specific reviews of all home equity loans and lines of credit that become 90 or more days past due, as well as specific reviews of all first mortgage loans that become 180 or more days past due. We also expanded our analysis of current performing home equity lines of credit to better mitigate future risk of loss.

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

Prior to its merger into the Office of the Comptroller of the Currency (“OCC”) on July 21, 2011, the Office of Thrift Supervision (“OTS”) expressed concerns with the risk concentration and other aspects of the Association’s home equity loans and lines of credit portfolio and the administration of that portfolio. Under the terms of an August 13, 2010 memorandum of understanding (the “MOU”) between the Association and the OTS, management prepared, or obtained, and submitted to the OTS: (1) a third party report on our home equity lending portfolio; (2) a home equity lending reduction plan (the “Reduction Plan”); (3) enhanced home equity lending and credit risk management policies and procedures; and (4) an updated business plan. On December 27, 2010, notice was received from the OTS that it did not object to the Reduction Plan. The Reduction Plan spanned the period from June 30, 2010 through December 31, 2011. As of December 31, 2011, the Reduction Plan targets (a $1 billion reduction in home equity lending commitments, including a $300 million reduction in outstanding balances) had been met and exceeded as home equity lending commitments had been reduced by $1.31 billion, including $506.1 million in outstanding balances, to $3.83 billion. Other elements of the Reduction Plan include: a $150 million capital infusion from the Company to the Association, which was completed in October, 2010, and implementation of expanded line management, account management and collection processes regarding home equity lending. These process changes continue to be implemented and are in various stages of completion. Further, the ratio of the Association’s home equity loans and lines of credit portfolio and open commitments relative to Tier 1 Capital, plus the allowance for loan losses, was reduced to 237% at December 31, 2011 from 247% at September 30, 2011. The December 31, 2011 targeted ratio as contained in the Reduction Plan was 261%.

Effective February 7, 2011, the MOU was terminated and replaced by new memoranda of understanding (the “New MOU”) covering the Association, Third Federal Savings, MHC and the Company. The New MOU addressed the ongoing monitoring of issues raised in the original MOU. In addition, the New MOU required, at various dates through December 31, 2011, the following actions, all of which we have performed: (1) an independent assessment of the Association’s interest rate risk management policy and a plan to address any deficiencies (the assessment was submitted to the OTS on February 14, 2011 and the plan to address deficiencies was submitted on February 25, 2011); (2) an independent review of management compensation (the review was submitted to the OTS on June 30, 2011); (3) the submittal of an independent enterprise risk management study and a plan to address any deficiencies (the study and plan to address deficiencies was submitted to the OTS on February 11, 2011); (4) the submittal for OTS non-objection 45 days in advance of any plans for new debt, dividends or stock repurchases; (5) formal management and director succession plans (these plans were submitted to the OTS on March 30, 2011 and April 29, 2011, respectively); and (6) revisions to various operational policies (each of which has been completed). In a self-initiated effort, and prior to receipt of the New MOU, in September 2010, we engaged a third party to conduct an independent assessment of our interest rate risk management policy and our enterprise risk management approach. As indicated above, just days after receipt of the New MOU, the assessments were submitted to the OTS. As a result of the assessments, we are installing a new interest rate risk model to provide more customized analysis and we have established new board and management level committees to govern and oversee risk management and compliance. As indicated above, we believe that to date, we have complied with all of the stipulations of the MOU and New MOU. The requirements of the MOU and New MOU carry costs to complete which will continue to increase our non-interest expense in amounts that have not been, and are not expected to but may be, material to our results of operations. The Company does not intend to declare or pay a cash dividend, or to repurchase any of its outstanding common stock until the concerns of our regulators are resolved. The requirements of the New MOU will remain in effect until our primary regulator decides to terminate, suspend or modify them.

One aspect of our credit risk concern relates to the high percentage of our loans that are secured by residential real estate in the states of Ohio and Florida, particularly in light of the difficulties that have arisen with respect to the real estate markets in those states. At December 31, 2011, approximately 79.9% and 17.3% of our residential, non-Home Today and construction loans were secured by properties in Ohio and Florida, respectively. Our 30 or more days delinquency ratios on those loans in Ohio and Florida at December 31, 2011 were 1.2% and 3.5%, respectively. Our 30 or more days delinquency ratio for the non-Home Today portfolio as a whole was 1.6%. Also, at December 31, 2011, approximately 39.1% and 28.7% of our home equity loans and lines of credit were secured by properties in Ohio and Florida, respectively. Our 30 days or more delinquency ratios on those loans in Ohio and Florida at December 31, 2011 were 1.3% and 1.9%, respectively. Our 30 or more days delinquency ratio for the home equity loans and lines of credit portfolio as a whole was 1.4%. While we focus our attention on, and are concerned with respect to the resolution of, all loan delinquencies, as these ratios illustrate, our highest concern is centered on loans that are secured by properties in Florida. The “Allowance for Loan Losses” portion of the Critical Accounting Policies section provides extensive details regarding our loan portfolio composition, delinquency statistics, our methodology in evaluating our loan loss provisions and the adequacy of our allowance for loan losses. As long as unemployment levels remain high, particularly in Ohio and Florida, and Florida housing values remain depressed, due to prior overbuilding and speculation which has resulted in considerable inventory on the market, we expect that we will continue to experience elevated levels of delinquencies and risk of loss.

Our residential Home Today loans are another area of credit risk concern. Although the recorded investment in these loans totaled $233.9 million at December 31, 2011 and constituted only 2.3% of our total loan portfolio balance, these loans comprised 25.7% and 26.9% of our 90 days or greater delinquencies and our total delinquencies, respectively. At December 31, 2011, approximately 95.9% and 3.9% of our residential, Home Today loans were secured by properties in Ohio and Florida, respectively. At December 31, 2011, the percentages of those loans delinquent 30 days or more in Ohio and Florida were 24.3% and 22.8%, respectively. The disparity between the portfolio composition ratio and delinquency composition ratio reflects the nature of the Home Today loans. Prior to March 27, 2009 these loans were made to customers who, generally because of poor credit scores, would not have otherwise qualified for our loan products. We do not offer, and have not offered, loan products frequently considered to be designed to target sub-prime borrowers containing features such as higher fees or higher rates, negative amortization, or low initial payment features with adjustable interest rates. Our Home Today loan products, which prior to March 27, 2009 were made to borrowers whose credit profiles might be described as sub-prime, generally contain the same features as loans offered to our non-Home Today borrowers. The overriding objective of our Home Today lending, just as it is with our non-Home Today lending, is to create successful homeowners. We have attempted to manage our Home Today credit risk by requiring that borrowers attend pre- and post-borrowing financial management education and counseling and that the borrowers be referred to us by a sponsoring organization with which we have partnered. Further, to manage the credit aspect of these loans, inasmuch as the majority of these buyers do not have sufficient funds for required downpayments, many loans include private mortgage insurance. At December 31, 2011, 55.7% of Home Today loans included private mortgage insurance coverage. From a peak recorded investment of $306.6 million at December 31, 2007, the total recorded investment of the Home Today portfolio has declined to $233.9 million at December 31, 2011. This trend generally reflects the evolving conditions in the mortgage real estate market and the tightening of standards imposed by issuers of private mortgage insurance. As part of our effort to manage credit risk, effective March 27, 2009, the Home Today underwriting guidelines were revised to be substantially the same as our traditional mortgage product. Inasmuch as most potential Home Today customers do not have sufficient funds for required downpayments, the lack of available private mortgage insurance restricts our ability to extend credit. Unless and until lending standards and private mortgage insurance requirements loosen, we expect the Home Today portfolio to continue to decline in balance.

Maintaining Access to Adequate Liquidity and Alternative Funding Sources. For most insured depositories, customer and community confidence are critical to their ability to maintain access to adequate liquidity and to conduct business in an orderly fashion. The Company believes that maintaining high levels of capital is one of the most important factors in nurturing customer and community confidence. Accordingly, we have managed the pace of our growth in a manner that reflects our emphasis on high capital levels. At December 31, 2011, the Association’s ratio of core capital to adjusted tangible assets (a basic industry measure under which 5.00% is deemed to represent a “well capitalized” status) was 13.8%. We expect to continue to maintain high capital ratios.

In managing its level of liquidity, the Company monitors available funding sources, which include attracting new deposits, borrowing from others, the conversion of assets to cash and the generation of funds through profitable operations. The Company has traditionally relied on retail deposits as its primary means in meeting its funding needs. At December 31, 2011, deposits totaled $8.66 billion, while borrowings totaled $264.5 million and borrowers’ advances and servicing escrows totaled $247.3 million, combined. In evaluating funding sources, we consider many factors, including cost, duration, current availability, expected sustainability, impact on operations and capital levels.

To attract deposits, we offer our customers attractive rates of return on our deposit products. Our deposit products typically offer rates that are highly competitive with the rates on similar products offered by other financial institutions. We intend to continue this practice.

We preserve the availability of alternative funding sources through various mechanisms. First, by maintaining high capital levels, we retain the flexibility to increase our balance sheet size without jeopardizing our capital adequacy. Effectively, this permits us to increase the rates that we offer on our deposit products thereby attracting more potential customers. Second, we pledge available real estate mortgage loans and investment securities with the Federal Home Bank of Cincinnati (“FHLB”) and the Federal Reserve Bank of Cleveland (“Federal Reserve”). At December 31, 2011, these collateral pledge support arrangements provide for additional borrowing capacity of up to $1.54 billion with the FHLB (provided an additional investment in FHLB capital stock of up to $30.8 million is made) and up to $359.6 million at the Federal Reserve. Third, we invest in high quality marketable securities that exhibit limited market price variability, and to the extent that they are not needed as collateral for borrowings, can be sold in the institutional market and converted to cash. At December 31, 2011, our investment securities portfolio totaled $365.8 million. Finally, cash flows from operating activities have been a regular source of funds. During the three months ended December 31, 2011 and 2010, cash flows from operations totaled $91.4 million and $85.7 million, respectively. There were no mortgage loans held for sale or loan sales commitments at December 31, 2011. Periodically, in conjunction with continuing negotiations with Fannie Mae, we may determine that certain loans may qualify for delivery to Fannie Mae; however there is no certainty that such negotiations will prove to be successful. While we feel this could adversely effect our liquidity position, we believe that it would be short term effect. Should we elect to do so, we have the ability to originate mortgages that would conform to the Fannie Mae Selling Guide requirements and would be eligible for delivery to Fannie Mae.

Overall, while customer and community confidence can never be assured, the Company believes that our liquidity is adequate and that we have adequate access to alternative funding sources.

Monitoring and Controlling Operating Expenses. We continue to focus on managing operating expenses. Our annualized ratio of non-interest expense to average assets was 1.55% for the three months ended December 31, 2011 and 2010. As of December 31, 2011, our average assets per full-time employee and our average deposits per full-time employee were $11.6 million and $9.1 million, respectively. Based on industry statistics published by the Office of Comptroller of the Currency as of September 30, 2011, we believe that each of these measures compares favorably with the averages for our peer group. Our average deposits held at our branch offices ($222.0 million per branch office as of December 31, 2011) contribute to our expense management efforts by limiting the overhead costs of serving our deposit customers. We will continue our efforts to control operating expenses as we grow our business.

While we devote a great deal of our attention to managing our operating expenses, certain costs are largely outside of our control. One expense that increased dramatically beginning in fiscal 2009 is our FDIC deposit insurance premiums and assessments. In November 2009, the FDIC amended its assessment regulations to require insured institutions to pay, on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of calendar 2009 and to also prepay their estimated risk-based assessments for all of the calendar years 2010, 2011 and 2012. Our required $51.9 million prepayment was determined based upon our assessment rate in effect on September 30, 2009 and reflected a presumed 5% annualized growth factor applied to the institution’s assessment base as well as an assumed assessment rate increase of three cents per $100 of deposits effective January 1, 2011. In recognition of the industry’s weakened condition and the significant losses experienced by the FDIC, the prepayment was intended to preclude additional special assessments for the foreseeable future; however, while no additional special assessments have been imposed, the prepayment does not preclude the FDIC from changing assessment rates or from revising the risk-based assessment system, pursuant to the existing notice and-comment rulemaking framework. As required by the Dodd-Frank Act, effective April 1, 2011 the FDIC revised its assessment system to determine the amount of each institution’s deposit insurance assessment based on total assets less tangible capital of each institution instead of deposits. Changes pursuant to this requirement resulted in a 39% reduction in the Association’s assessment rate during the three months ended December 31, 2011 when compared to the three months ended December 31, 2010.

Critical Accounting Policies

Critical accounting policies are defined as those that involve significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that the most critical accounting policies upon which our financial condition and results of operations depend, and which involve the most complex subjective decisions or assessments, are our policies with respect to our allowance for loan losses, mortgage servicing rights, income taxes, pension benefits, and stock-based compensation.

Allowance for Loan Losses. We provide for loan losses based on the allowance method. Accordingly, all loan losses are charged to the related allowance and all recoveries are credited to it. Additions to the allowance for loan losses are provided by charges to income based on various factors which, in our judgment, deserve current recognition in estimating probable losses. We regularly review the loan portfolio and make provisions for loan losses in order to maintain the allowance for loan losses in accordance with accounting principles generally accepted in the United States of America. Historically, our allowance for loan losses consisted of three components:

(1)	specific allowances established for any impaired loans for which the recorded investment in the loan exceeds the measured value of the collateral (“specific valuation allowances” or “SVAs”);

(2)	general allowances for loan losses for each loan type based on historical loan loss experience and allowance on individually reviewed loans dependent on cash flows, such as performing troubled debt restructurings, and a portion of the allowance on loans individually reviewed that represents further deterioration in the fair value of the collateral not yet identified as uncollectible (“general valuation allowances” or “GVAs”); and

(3)	adjustments, which we describe as a market valuation adjustment, to historical loss experience (general allowances), maintained to cover uncertainties that affect our estimate of incurred probable losses for each loan type (“market valuation allowances” or “MVAs”).

In an October 2011 directive, the OCC required all SVAs on collateral dependent loans maintained by savings institutions to be charged off by March 31, 2012. As permitted, the Company elected to early-adopt this methodology effective for the quarter ended December 31, 2011. As a result, reported loan charge-offs for the quarter ended December 31, 2011 were impacted by the charge-off of the SVA, which had a balance of $55.5 million at September 30, 2011. This one time charge-off did not impact the provision for loan losses for the quarter ended December 31, 2011; however, reported loan charge-offs during the December 2011 quarter increased and the balance of the allowance for loan losses as of December 31, 2011 decreased accordingly. Additionally, the SVA charge-off was a major reason for the decrease in the reported balances of seriously delinquent and nonperforming loans as of December 31, 2011. As a result of our early-adoption of this required change, effective for the quarter ended December 31, 2011 and prospectively, the balance of the SVA component of the allowance for loan losses is and will be, zero.

In many respects, market valuation allowances are more qualitative in nature than are general valuation allowances. MVAs expand our ability to identify and estimate probable losses and are based on our evaluation of the following factors, some of which are consistent with factors that impact the determination of GVAs. For example, delinquency statistics (both current and historical) are used in developing the GVAs while the trending of the delinquency statistics is considered and evaluated in the determination of the MVAs. From a directional perspective, during periods of increasing loan loss experience, MVAs generally comprise larger portions of the total allowance for loan losses as MVAs provide a mechanism to extend existing trends and to reflect broader changes that exist within a particular region, product type, demographic, etc. and that may not yet be captured in traditional GVA measurements. Similarly, MVAs generally comprise smaller portions of the total allowance for loan losses during periods of improving loan loss experience, or following a period of stable loan loss experience, as traditional GVA measures become able to more fully capture probable losses. Factors impacting the determination of MVAs include:

•

the trending of delinquency statistics (both current and historical), including factors that influence the trending, particularly, as described in the following bullet points, in the context of regional economies, including local housing markets and employment;

•	the status of loans in foreclosure, real estate in judgment and real estate owned;

•	the uncertainty with respect to the status of home equity loan and line of credit borrowers’ performance on first lien obligations when the Association is not in the first lien position;

•	the composition of the loan portfolio;

•	historical loan loss experience and trends;

•	national, regional and local economic factors and trends;

•	national, regional and local housing market factors and trends;

•	the frequency and magnitude of re-modifications of loans previously the subject of troubled debt restructurings;

•	uncertainty surrounding borrowers’ ability to recover from temporary hardships for which short-term loan modifications are granted;

•	asset disposition loss statistics (both current and historical) and the trending of those statistics;

•	the current status of all assets classified during the immediately preceding meeting of the Asset Classification Committee; and

•	the financial services industry.

Additionally, when loan modifications qualify as troubled debt restructurings and the loans are performing according to the terms of the restructuring, we record an individually evaluated general valuation allowance for impairment based on the present value of expected future cash flows, which includes a factor for subsequent potential defaults, discounted at the effective interest rate of the original loan contract. Potential defaults are distinguished from re-modifications as borrowers who default are generally not eligible for re-modification. At December 31, 2011, the balance of such general valuation allowances was $10.0 million. In instances when loans require re-modification, additional valuation allowances may be required. The new valuation allowance on a re-modified loan is calculated based on the present value of the expected cash flows, discounted at the effective interest rate of the original loan contract, considering the new terms of the modification agreement. Due to the immaterial amount of this exposure to date, we continue to capture this exposure as a component of our MVA evaluation. The significance of this exposure will be monitored and if warranted, we will enhance our loan loss methodology to include a new default factor (developed to reflect the estimated impact to the balance of the allowance for loan losses that will occur as a result of future re-modifications) that will be assessed against all loans reviewed collectively. If new default factors are implemented, the MVA methodology will be adjusted to preclude duplicative loss consideration.

We evaluate the allowance for loan losses based upon the combined total of the historical loss and general components, and prior to December 31, 2011, the specific component. Generally, when the loan portfolio increases, absent other factors, the allowance for loan loss methodology results in a higher dollar amount of estimated probable losses than would be the case without the increase. Generally, when the loan portfolio decreases, absent other factors, the allowance for loan loss methodology results in a lower dollar amount of estimated probable losses than would be the case without the decrease.

Home equity loans and equity lines of credit generally have higher credit risk than traditional residential mortgage loans. These loans and lines are usually in a second lien position and when combined with the first mortgage, result in generally higher overall loan-to-value ratios. In a stressed housing market with high delinquencies and low housing prices, such as currently exists, these higher loan-to-value ratios represent a greater risk of loss to the Company. A borrower with more equity in the property has a vested interest in keeping the loan current compared to a borrower with little or no equity in the property. In light of the weak housing market, the current level of delinquencies and the current instability in employment and economic prospects, we currently conduct an expanded loan level evaluation of our home equity loans and lines of credit, including bridge loans, which are delinquent 90 days or more. This expanded evaluation supplements, and is in addition to, our traditional evaluation procedures. As delinquencies in our portfolios are resolved, we are realizing an increase in net charge-offs related to home equity lines of credit which are being applied against the allowance for loan loss. At December 31, 2011, we had a recorded investment of $2.41 billion in home equity loans and equity lines of credit outstanding, 0.9% of which were delinquent 90 days or more past due.

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

The following table sets forth the composition of the loan portfolio, by type of loan segregated by geographic location for the periods indicated. Construction loans are on properties located in Ohio and the balances of consumer loans are immaterial. Therefore, neither was segregated by geographic location.

	December 31, 2011		September 30, 2011		December 31, 2010
	Amount	Percent	Amount	Percent	Amount	Percent
			(Dollars in thousands)
Real estate loans:
Residential non-Home Today
Ohio	$5,944,236		$5,691,614		$5,416,967
Florida	1,296,606		1,269,242		1,241,323
Other	207,636		159,933		137,193

Total Residential non-Home	7,448,478	73.3%	7,120,789	71.5%	6,795,483	68.6%
Residential Home Today
Ohio	228,316		252,879		264,819
Florida	9,325		10,784		10,901
Other	353		356		477

Total Residential Home Today	237,994	2.3	264,019	2.6	276,197	2.8
Home equity loans and lines of credit (1)
Ohio	936,770		982,591		1,083,954
Florida	688,840		712,087		777,955
California	287,197		293,307		317,167
Other	483,832		503,213		558,112

Total Home equity loans and lines of credit	2,396,639	23.6	2,491,198	25.0	2,737,188	27.6
Construction	69,803	0.7	82,048	0.8	89,433	0.9
Consumer and other Loans	6,715	0.1	6,868	0.1	7,237	0.1

Total loans receivable	10,159,629	100.0%	9,964,922	100.0%	9,905,538	100.0%

Deferred loan fees, net	(20,586)		(19,854)		(16,241)
Loans in process	(29,298)		(37,147)		(36,607)
Allowance for loan losses	(96,883)		(156,978)		(148,246)

Total loans receivable, net	$10,012,862		$9,750,943		9,704,444

(1)	Includes bridge loans (loans where borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).

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

	At December 31, 2011			At September 30, 2011			At December 31, 2010
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential non-Home
Today	$29,227	30.2%	73.3%	$49,484	31.5%	71.5%	$48,737	32.9%	68.6%
Residential Home
Today	20,092	20.7	2.3	31,025	19.8	2.6	18,143	12.2	2.8
Home equity loans and lines of credit (1)	46,435	47.9	23.6	74,071	47.2	25.0	76,759	51.8	27.6
Construction	1,129	1.2	0.7	2,398	1.5	0.8	4,606	3.1	0.9
Other loans	0	0.0	0.1	0	0.0	0.1	1	0.0	0.1

Total allowance	$96,883	100.0%	100.0%	$156,978	100.0%	100.0%	$148,246	100.0%	100.0%

(1)	Includes bridge loans (loans in which borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).

The following table provides detailed information with respect to the composition of the allowance for loan losses, by loan segment and by method of determination as of December 31, 2011, September 30, 2011, and December 31, 2010. The total balance of the MVA is determined for the portfolio as a whole and is allocated to the individual loan segments based on loss experience, credit metrics, and loan segment characteristics. With respect to collectively evaluated group of loans, the GVA and MVA work in tandem to ensure the adequacy of the total allowance for loan losses in relation to portfolio risk.

	December 31, 2011
	Individually Evaluated		Collectively Evaluated			Total General and Market Valuations	Total Allowance
	Specific Valuation	General Valuation	General Valuation	Market Valuation	Combined
	(In thousands)
Real estate loans:
Residential non-Home Today	$0	$4,025	$10,435	$14,767	$25,202	$29,227	$29,227
Residential Home Today	0	5,456	3,486	11,150	14,636	20,092	20,092
Home equity loans and lines of credit	0	722	22,722	22,991	45,713	46,435	46,435
Construction	0	353	699	77	776	1,129	1,129

Total real estate loans	0	10,556	37,342	48,985	86,327	96,883	96,883
Consumer and other loans	0	0	0	0	0	0	0

Total	$0	$10,556	$37,342	$48,985	$86,327	$96,883	$96,883

	September 30, 2011
	Individually Evaluated		Collectively Evaluated			Total General and Market Valuations	Total Allowance
	Specific Valuation	General Valuation	General Valuation	Market Valuation	Combined
			(In thousands)
Real estate loans:
Residential non-Home Today	$22,492	$2,903	$10,760	$13,329	$24,089	$26,992	$49,484
Residential Home Today	18,213	3,725	3,027	6,060	9,087	12,812	31,025
Home equity loans and lines of credit	13,687	636	16,568	43,180	59,748	60,384	74,071
Construction	1,115	141	724	418	1,142	1,283	2,398

Total real estate loans	55,507	7,405	31,079	62,987	94,066	101,471	156,978
Consumer and other loans	0	0	0	0	0	0	0

Total	$55,507	$7,405	$31,079	$62,987	$94,066	$101,471	$156,978

	December 31, 2010
	Individually Evaluated		Collectively Evaluated			Total General and Market Valuations	Total Allowance
	Specific Valuation	General Valuation	General Valuation	Market Valuation	Combined
			(In thousands)
Real estate loans:
Residential non-Home Today	$17,873	$1,217	$11,859	$17,787	$29,646	$30,863	$48,736
Residential Home Today	9,527	3,308	1,925	3,383	5,308	8,616	18,143
Home equity loans and lines of credit	18,623	667	19,753	37,716	57,469	58,136	76,759
Construction	1,595	265	996	1,750	2,746	3,011	4,606

Total real estate loans	47,618	5,457	34,533	60,636	95,169	100,626	148,244
Consumer and other loans	2	0	0	0	0	0	2

Total	$47,620	$5,457	$34,533	$60,636	$95,169	$100,626	$148,246

During the three months ended December 31, 2011, the total allowance for loan losses decreased $60.1 million to $96.9 million from, $157.0 million at September 30, 2011, due primarily to charge-offs related to our adoption, effective for the quarter ended December 31, 2011, of an OCC directive to discontinue the use of SVAs. The balance of our SVAs was $55.5 million at September 30, 2011. Overall, the remainder of the decrease in the total allowance for loan losses was due to lower required MVAs partially offset by additional required GVAs and additional allowances established for loans reviewed individually during the quarter. Refer to the activity in the allowance for loan losses and analysis of the allowance for loan losses tables in Note 4 of the Notes to the Unaudited Interim Consolidated Financial Statements for more information. Other than the changes related to the less significant construction/consumer/other loans segments, changes in the balances of the GVAs and MVAs for the loans evaluated collectively related to the significant loan segments are described as follows:

•

Residential non-Home Today – the portion of this loan segment’s combined GVA/MVA allowance for loan losses that was determined by evaluating groups of loans collectively (i.e. those loans that were not individually evaluated), increased $1.1 million, or 4.6%, from $24.1 million to $25.2 million during the quarter ended December 31, 2011. The ratio of this portion of the allowance for loan losses to the total balance of loans in this loan segment that were evaluated collectively, stayed constant at 0.35% at both December 31, 2011 and September 30, 2011. The increase in the balance of this portion of the allowance during the current quarter corresponded to the $327.7 million increase in the outstanding principal balance of loans in the segment, as the modest improvement in the credit profile (with SVAs deducted from September 30, 2011 delinquencies) was offset by an uptick in the amount of charge-offs not related to the elimination of SVAs during the quarter ended December 31, 2011. Please refer to the table that appears later in this section for details pertaining to SVA-related charge-offs and other charge-offs. The GVA and MVA worked together to appropriately reflect the offsetting nature of these conflicting trends. At December 31, 2011, loans delinquent 90 days or more for this portfolio segment totaled $93.6 million or 1.3% of the corresponding total principal balance as compared to the balance (after deducting $22.5 million of SVAs) at September 30, 2011 of $96.0 million, or 1.4%. Charge-offs not related to the elimination of SVAs increased from $4.8 million during the three months ended September 30, 2011 to $5.0 million during the three months ended December 31, 2011. Since December 31, 2010, the portion of this loan segment’s combined GVA/MVA allowance for loan losses that was determined by evaluating groups of loans collectively (i.e. those loans that were not individually evaluated), decreased $4.4 million, or 15.0%, from $29.6 million at December 31, 2010, while the ratio of this portion of the allowance to the total balance of loans in this loan segment that were evaluated collectively decreased from 0.45% at December 31, 2010 to 0.35% at December 31, 2011. These reductions primarily reflect the improved credit profile of this loan segment since December 31, 2010, which was partially offset by an uptick in the amount of charge-offs not related to the elimination of SVAs during the quarter ended December 31, 2011 when compared to the quarter ended December 31, 2010. At December 31, 2011, total delinquencies for this portfolio segment were $118.1 million or 1.6% of the corresponding total principal balance as compared to the balance of $138.6 million, or 2.0%, (after deducting $17.9 million of SVAs) at December 31, 2010. The benefit of the improving credit profile was muted by the change in the level of charge-offs not related to the elimination of SVAs which increased from $4.1 million during the three months ended December 31, 2010 to $5.0 million during the three months ended December 31, 2011.

•

Residential Home Today – the portion of this loan segment’s combined GVA/MVA allowance for loan losses that was determined by evaluating groups of loans collectively (i.e. those loans that were not individually evaluated), increased by $5.5 million, or 61.1% from $9.1 million to $14.6 million during quarter ended December 31, 2011. The ratio of this portion of the allowance to the total balance of loans in this loan segment that were evaluated collectively, also increased, to 11.8 % at December 31, 2011, from 7.1% at September 30, 2011. The single most influential factor that contributed to these increases was the substantial uptick in the amount of charge-offs not related to the elimination of SVAs which increased from $1.4 million during the three months ended September 30, 2011 to $5.7 million during the three months ended December 31, 2011. The higher level of charge-offs during the quarter ended December 31, 2011 impacted the probability of default factor that is integrated into the final factor used to compute the general allowance for this segment and resulted in an increase in the balance of the GVA. Additionally, a disproportionate impact on this loan segment resulted when, on October 22, 2011, the Arizona Department of Insurance seized PMI Mortgage Insurance Co. (“PMIC”) and indicated that all claims payments would be reduced by 50%. As previously described, a majority of the loans in our Home Today portfolio required private mortgage insurance, most of which was provided by PMIC. Appropriate adjustments have been made to all of our affected charge-offs, and our estimated loss given default factors were increased for loans evaluated collectively. Again, it was the combination of the GVA and MVA working in a coordinated manner that adequately captures the impact to these influences. The MVA for this segment increased by $5.1 million during the quarter ended December 31, 2011. This was primarily due to the trending of the historical loan loss experience being a major factor in this loan segment’s MVA. Since December 31, 2010, the portion of this loan segment’s combined GVA/MVA allowance for loan losses that was determined by evaluating groups of loans collectively (i.e. those loans that were not individually evaluated), increased 175.5%, to $14.6 million, from $5.3 million at December 31, 2010, while the ratio of this portion of the allowance to the total balance of loans in this loan segment that were evaluated collectively more than tripled, from 3.7% at December 31, 2010 to 11.8% at December 31, 2011. These increases were similarly caused by the items described earlier in this paragraph and are reflective of the increase in the amount of charge-offs not related to the elimination of SVAs which also more than tripled to $5.7 million during the quarter ended December 31, 2011 from $1.8 million during the quarter ended December 31, 2010.

•

Home Equity Loans and Lines of Credit – the portion of this loan segment’s combined GVA/MVA allowance for loan losses that was determined by evaluating groups of loans collectively (i.e. those loans that were not individually evaluated), decreased by $14.0 million, or 23.5% from $59.7 million to $45.7 million during the quarter ended December 31, 2011. The ratio of this portion of the allowance to the total balance of loans in this loan segment that were evaluated collectively, also decreased, to 1.9% at December 31, 2011, from 2.4% at September 30, 2011. While charge-offs for this loan segment increased during quarter ended December 31, 2011, $13.7 million of the increase resulted from the charge-off of SVAs. Charge-offs not related to the elimination of SVAs decreased during the quarter ended December 31, 2011 to $9.5 million compared to $9.7 million during the quarter ended September 30, 2011. Similarly, the loan segment’s credit profile also improved during the current quarter. At December 31, 2011, total delinquencies for this portfolio segment were $34.7 million or 1.5% of the corresponding total principal balance as compared to the balance of $40.3 million, or 1.6%, (after deducting $13.7 million of SVAs) at September 30, 2011. Finally, the required allowance for this loan segment declined as the portfolio balance decreased. During the quarter ended December 31, 2011, and indicative of the success that we have experienced in connection with the implementation of our home equity reduction plan, as earlier described, the balance of this segment’s loans collectively evaluated decreased $80.4 million, or 3.3% from $2.46 billion at September 30, 2011 to $2.38 billion at December 31, 2011. This is another instance in which the GVA and MVA worked together, as the GVA components became more contemporaneous in the reflection of loss experience, while the MVA provided an appropriate counterweight in capturing the impact of trending and overarching market dynamics. Since December 31, 2010, the portion of this loan segment’s combined GVA/MVA allowance for loan losses that was determined by evaluating groups of loans collectively (i.e. those loans that were not individually evaluated), decreased 20.5%, to $45.8 million, from $57.5 million at December 31, 2010, while the ratio of this portion of the allowance to the total balance of loans in this loan segment that were evaluated collectively also declined, from 2.1% at December 31, 2010 to 1.9% at December 31, 2011. These decreases were similarly caused by the items described earlier in this paragraph and are reflective of the decrease in the amount of charge-offs not related to the elimination of SVAs which declined to $9.5 million during the quarter ended December 31, 2011 from $13.8 million during the quarter ended December 31, 2010.

Provisions for loan losses on home equity loans and lines of credit continue to comprise the majority of our losses and are expected to continue to do so for the foreseeable future, especially if non-performing loan balances and charge-offs remain at elevated levels.

Adjustments to the historical loss experience factors continue to be made in response to weak housing values compounded by an excess of available housing units, particularly in the Florida market, unemployment concerns and uncertainties surrounding the future performance of restructured loans, and, as a result, the general loan loss allowance increased during the quarter ended December 31, 2011.

In an October 2011 directive, the Association’s primary regulator, the OCC, required all SVAs on collateral-dependent loans maintained by savings institutions to be charged off by March 31, 2012. As permitted, the Company elected to early-adopt this methodology effective December 31, 2011. As a result, reported loan charge-offs for the quarter ended December 31, 2011 were impacted by the SVA, which had a balance of $55.5 million at September 30, 2011. This one time charge-off did not impact the provision for loan losses for the quarter ended December 31, 2011; however, total loan charge-offs during the quarter increased and the balance of the allowance for loan losses as of December 31, 2011 decreased, accordingly. The portion of the increase in total charge-offs during the current quarter that was related to the elimination of SVAs did not impact our provision for loan losses during the quarter because the historical loss experience factors and adjustments used in determining the non-SVA portion of the allowance for loan losses had previously recognized the impact of both charge-offs and the balance of any SVA.

The following table sets forth activity in our allowance for loan losses for the periods indicated. As described previously, charge-offs during the three months ended December 31, 2011 were impacted by the charge-off of the SVA, which was $55.5 million at September 30, 2011, as a result of our early adoption of the OCC requirement to charge-off all SVAs. This one time charge-off did not impact the provision for loan losses for the quarter ended December 31, 2011; however, reported loan charge-offs during the current quarter increased and the balance of the allowance for loan losses as of December 31, 2011 decreased, accordingly.

	As of and for the Three Months Ended December 31,
	2011	2010
	(Dollars in thousands)
Allowance balance (beginning of the period)	$156,978	$133,240
Charge-offs:
Real estate loans:
Residential non-Home Today
Ohio	9,409	1,977
Florida	18,129	2,087

Total Residential non-Home Today	27,538	4,064

Residential Home Today
Ohio	22,575	1,819
Florida	1,313	0

Total Residential Home Today	23,888	1,819

Home equity loans and lines of credit (1)
Ohio	4,937	2,519
Florida	13,556	8,898
California	1,237	701
Other	3,494	1,697

Total Home equity loans and lines of credit	23,224	13,815

Construction	1,086	357
Consumer and other loans	0	0

Total charge-offs	75,736	20,055

Recoveries:
Real estate loans:
Residential non-Home Today	103	81
Residential Home Today	52	43
Home equity loans and lines of credit (1)	485	414
Construction	1	23
Consumer and other loans	0	0

Total recoveries	641	561

Net charge-offs	(75,095)	(19,494)
Provision for loan losses	15,000	34,500

Allowance balance (end of the period)	$96,883	$148,246

Ratios:
Net charge-offs (annualized) to average loans outstanding	3.00%	0.81%
Allowance for loan losses to non-performing loans at end of the period	61.76%	58.96%
Allowance for loan losses to the total recorded investment in loans at end of the period	0.96%	1.50%

(1)	Includes bridge loans (loans in which borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).

The increase in charge-offs, to $75.7 million during the three months ended December 31, 2011 from $20.1 million during the three months ended December 31, 2010, is largely attributable to the elimination of SVAs. The following table separates the charge-offs during the three months ended December 31, 2011 between the elimination of specific valuation allowances and other charge-offs during the quarter and compares the information with charge-offs during the three months ended September 30, 2011 and December 31, 2010.

	Charge-offs as of and for the Three Months Ended
	December 31, 2011			September 30, 2011	December 31, 2010
	Total	SVA (1)	Other
	(In thousands)
Charge-offs:
Real estate loans:
Residential non-Home Today
Ohio	$9,409	$6,269	$3,140	$1,925	$1,977
Florida	18,129	16,223	1,906	2,852	2,087

Total	27,538	22,492	5,046	4,777	4,064

Residential Home Today
Ohio	22,575	17,042	5,533	1,266	1,819
Florida	1,313	1,171	142	99	0

Total	23,888	18,213	5,675	1,365	1,819

Home equity loans and lines of credit (2)
Ohio	4,937	3,129	1,808	4,139	2,519
Florida	13,556	7,339	6,217	3,671	8,898
California	1,237	1,015	222	883	701
Other	3,494	2,204	1,290	978	1,697

Total	23,224	13,687	9,537	9,671	13,815

Construction	1,086	1,115	(29)	203	357
Consumer and other loans	0	0	0	1	0

Total charge-offs	75,736	55,507	20,229	16,017	20,055
Recoveries	(641)	0	(641)	(690)	(561)

Net charge-offs	$75,095	$55,507	$19,588	$15,327	$19,494

(1)	Reflects the balance of specific valuation allowances at September 30, 2011. Actual charge-offs related to loans with SVAs may differ due to updated reviews, foreclosure activity, or individual loan performance.
(2)	Includes bridge loans (loans where borrowers can utilize the equity in there current home to fund the purchase of a new home before they have sold their current home).

Non-SVA charge-offs during the three months ended December 31, 2011 increased $4.2 million to $20.2 million as compared to $16.0 million during the three months ended September 30, 2011 and increased $0.1 million from $20.1 million during the three months ended December 31, 2010.Increased charge-offs related to the residential Home Today and the residential non-Home Today portfolios during the current quarter were substantially offset by decreased charge-offs in the home equity and construction portfolios from the quarter ended December 31, 2010. Increased charge-offs in our first lien portfolios and decreased charge-offs in our second lien and construction portfolios reflects the susceptibility of junior and higher risk lien positions during early stages of a broad economic downturn followed by increasing susceptibility for first and lower risk liens when depressed economic conditions persist.

We continue to evaluate loans becoming delinquent for potential losses and record provisions for our estimate of those losses. We expect this high level of charge-offs to continue as the delinquent loans are resolved in the future and uncollected balances are charged against the allowance.

The following tables set forth the number and recorded investment in loan delinquencies by type, segregated by geographic location and severity of delinquency at the dates indicated. Construction loans are on properties located in Ohio and the balances of consumer and other loans are immaterial, therefore neither was segregated.

	Loans Delinquent for
	30-89 Days		90 Days or More		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2011
Real estate loans:
Residential non-Home Today
Ohio	183	$17,905	507	$53,668	690	$71,573
Florida	33	6,105	278	39,422	311	45,527
Kentucky	3	561	4	476	7	1,037

Total Residential non-Home Today	219	24,571	789	93,566	1,008	118,137

Residential Home Today
Ohio	210	15,466	637	39,085	847	54,551
Florida	9	876	25	1,219	34	2,095

Total Residential Home Today	219	16,342	662	40,304	881	56,646

Home equity loans and lines of credit (1)
Ohio	161	4,769	244	7,091	405	11,860
Florida	67	4,669	140	8,142	207	12,811
California	14	1,423	25	1,750	39	3,173
Other	24	1,686	89	5,175	113	6,861

Total Home equity loans and lines of credit	266	12,547	498	22,158	764	34,705

Construction	4	449	11	850	15	1,299
Consumer and other loans	0	0	0	0	0	0

Total	708	$53,909	1,960	$156,878	2,668	$210,787

	Loans Delinquent for
	30-89 Days		90 Days or More		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At September 30, 2011
Real estate loans:
Residential non-Home Today
Ohio	204	$20,315	529	$62,340	733	$82,655
Florida	37	8,438	272	55,700	309	64,138
Other	3	574	4	477	7	1,051

Total Residential non-Home Today	244	29,327	805	118,517	1,049	147,844

Residential Home Today
Ohio	213	18,395	634	57,664	847	76,059
Florida	11	1,135	25	2,321	36	3,456

Total Residential Home Today	224	19,530	659	59,985	883	79,515

Home equity loans and lines of credit (1)
Ohio	158	5,457	227	10,553	385	16,010
Florida	103	7,408	149	16,211	252	23,619
California	18	1,789	20	2,207	38	3,996
Other	36	2,771	81	7,550	117	10,321

Total Home equity loans and lines of credit	315	17,425	477	36,521	792	53,946

Construction	1	72	20	3,770	21	3,842
Consumer and other loans	0	0	0	0	0	0

Total	784	$66,354	1,961	$218,793	2,745	$285,147

	Loans Delinquent for
	30-89 Days		90 Days or More		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2010
Real estate loans:
Residential non-Home Today
Ohio	236	$23,719	587	$67,745	823	$91,464
Florida	42	9,567	262	53,515	304	63,082
Kentucky	3	426	6	1,469	9	1,895

Total Residential non-Home Today	281	33,712	855	122,729	1,136	156,441

Residential Home Today
Ohio	230	20,550	782	70,175	1,012	90,725
Florida	12	1,257	26	2,586	38	3,843

Total Residential Home Today	242	21,807	808	72,761	1,050	94,568

Home equity loans and lines of credit (1)
Ohio	223	7,439	346	15,695	569	23,134
Florida	133	9,001	211	22,083	344	31,084
California	29	2,750	32	3,826	61	6,576
Other	47	3,262	114	10,726	161	13,988

Total Home equity loans and lines of credit	432	22,452	703	52,330	1,135	74,782

Construction	4	1,543	26	3,621	30	5,164
Consumer and other loans	0	0	2	1	2	1

Total	959	$79,514	2,394	$251,442	3,353	$330,956

(1)	Includes bridge loans (loans in which borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).

The SVA charge-off was the primary reason for the decrease in the reported balances of delinquent and nonperforming loans as of December 31, 2011. Loans delinquent 90 days or more decreased 0.6% to 1.6% of total net loans at December 31, 2011, from 2.2% at September 30, 2011 and decreased 1.0% from 2.6% at December 31, 2010. Loans delinquent 30 to 89 days decreased 0.2% to 0.5% of total net loans at December 31, 2011, from 0.7% at September 30, 2011 and decreased 0.3% from 0.8% at December 31, 2010. The inability of borrowers to repay their loans has been primarily a result of high unemployment and uncertain economic prospects in our primary lending markets. Inasmuch as job losses and unemployment levels both remain at high levels, we expect some borrowers who are current on their loans at December 31, 2011 to experience payment problems in the future. The excess number of housing units available for sale in the market today also may limit a borrowers’ ability to sell a home he or she can no longer afford. In Florida, housing values continue to remain depressed due to prior rapid building and speculation, which has resulted in considerable inventory on the market and may limit a borrower’s ability to sell a home. As a result, we expect the overall level of loans delinquent 90 days or more will remain at elevated levels in the future.

The following table sets forth the recorded investments and categories of our non-performing assets and troubled debt restructurings at the dates indicated.

	December 31, 2011	September 30, 2011	December 31 2010
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
Residential non-Home Today	$100,100	$125,014	$131,634
Residential Home Today	50,895	69,602	87,690
Home equity loans and lines of credit (1)	22,253	36,872	52,596
Construction	850	3,770	3,621
Consumer and other loans	0	0	1

Total non-accrual loans (2)(3)	174,098	235,258	275,542

Real estate owned	18,207	19,155	16,473
Other non-performing assets	0	0	0

Total non-performing assets	$192,305	$254,413	$292,015

Troubled debt restructurings: (not included in non-accrual loans above)
Real estate loans:
Residential non-Home Today	$53,236	$50,841	$44,803
Residential Home Today	61,386	67,240	53,998
Home equity loans and lines of credit (1)	2,270	2,171	3,078
Construction	862	863	1,005
Consumer and other loans	0	0	0

Total	$117,754	$121,115	$102,884

Ratios:
Total non-accrual loans to total loans	1.72%	2.37%	2.80%
Total non-accrual loans to total assets	1.57%	2.16%	2.49%
Total non-performing assets to total assets	1.74%	2.34%	2.64%

(1)	Includes bridge loans (loans in which borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).
(2)	Totals at December 31, 2011, September 30, 2011 and December 31, 2010, include $17.2 million, $16.5 million and $24.1 million, respectively, in troubled debt restructurings which are current but included with non-accrual loans for a minimum period of six months from the restructuring date due to their non-accrual status prior to restructuring.
(3)	Includes $22.2 million, $28.6 million and $16.7 million in troubled debt restructurings that are 90 days or more past due at December 31, 2011, September 30, 2011 and December 31, 2010, respectively.

At December 31, 2011, September 30, 2011 and December 31, 2010, respectively, the recorded investment of impaired loans included $124.9 million, $129.1 million and $111.2 million of accruing loans of which $117.8 million, $121.1 million and $102.9 million are troubled debt restructurings and $7.1 million, $8.0 million and $8.3 million of loans that are returned to accrual status when contractual payments are less than 90 days past due and continue to be individually evaluated for impairment until contractual payments are less than 30 days past due. At December 31, 2011, September 30, 2011 and December 31, 2010, respectively, the recorded investment of non-accrual loans included $25.7 million, $24.6 million, $40.6 million that are not included in the recorded investment of impaired loans because they are included in loans collectively evaluated for impairment.

In response to the economic challenges facing many borrowers, the level of loan modifications continues to increase, resulting in $157.2 million of total (accrual and non-accrual) troubled debt restructurings recorded at December 31, 2011. Due to charging off the SVA on troubled debt restructurings during the quarter ended December 31, 2011, which had a balance of $7.7 million at September 30, 2011, there was a $9.0 million decrease from September 30, 2011 and a $13.5 million increase from December 31, 2010. Of the $157.2 million of troubled debt restructurings at December 31, 2011, $68.8 million was in the residential, non-Home Today portfolio and $84.6 million was in the Home Today portfolio.

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

The following table sets forth the recorded investment in accrual and non-accrual troubled debt restructured loans, by the types of concessions granted as of December 31, 2011.

	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Modifications	Total
	(In thousands)
Accrual
Residential non-Home Today	$15,712	$2,188	$14,511	$13,027	$7,798	$53,236
Residential Home Today	15,430	175	8,592	26,843	10,346	61,386
Home equity loans and lines of credit	113	889	803	248	217	2,270
Construction	0	862	0	0	0	862

Total	$31,255	$4,114	$23,906	$40,118	$18,361	$117,754

Non-Accrual, Performing
Residential non-Home Today	$1,405	$208	$2,147	$2,474	$300	$6,534
Residential Home Today	5,869	0	3,948	623	152	10,592
Home equity loans and lines of credit	0	0	0	0	94	94
Construction	0	0	0	0	0	0

Total	$7,274	$208	$6,095	$3,097	$546	$17,220

Non-Accrual, Non-Performing
Residential non-Home Today	$3,016	$1,247	$2,005	$1,248	$1,555	$9,071
Residential Home Today	4,439	474	4,874	2,652	153	12,592
Home equity loans and lines of credit	0	259	273	23	0	555
Construction	0	0	0	0	0	0

Total	$7,455	$1,980	$7,152	$3,923	$1,708	$22,218

Total Troubled Debt Restructurings
Residential non-Home Today	$20,133	$3,643	$18,663	$16,749	$9,653	$68,841
Residential Home Today	25,738	649	17,414	30,118	10,651	84,570
Home equity loans and lines of credit	113	1,148	1,076	271	311	2,919
Construction	0	862	0	0	0	862

Total	$45,984	$6,302	$37,153	$47,138	$20,615	$157,192

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

During the last 41 months, 42.2% of loans modified through our restructuring program are for borrowers who are current on their loans but who request a modification due to a recent or impending event that has caused or will cause a temporary financial strain and who receive concessions that would otherwise not be considered.

The recorded investment of troubled debt restructured loans in accrual status as of December 31, 2011 are set forth in the following table as having a modification agreement date less than one year old or greater than or equal to one year old.

	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Modifications	Total
	(In thousands)
Accruing Modifications Less Than One Year Old
Residential non-Home Today	$7,308	$535	$3,522	$3,355	$3,631	$18,351
Residential Home Today	3,050	0	1,966	4,374	8,442	17,832
Home equity loans and lines of credit	113	0	417	107	217	854
Construction	0	0	0	0	0	0

Total	$10,471	$535	$5,905	$7,836	$12,290	$37,037

Accruing Modification Greater Than or Equal to One Year Old
Residential non-Home Today	$8,404	$1,653	$10,989	$9,672	$4,167	$34,885
Residential Home Today	12,380	175	6,626	22,469	1,904	43,554
Home equity loans and lines of credit	0	889	386	141	0	1,416
Construction	0	862	0	0	0	862

Total	$20,784	$3,579	$18,001	$32,282	$6,071	$80,717

On December 31, 2011 the unpaid principal balance of our home equity loans and lines of credit portfolio consisted of $197.4 million in home equity loans (which included $123.5 million of home equity lines of credit which are in the amortization period and no longer eligible to be drawn upon), $3.1 million in bridge loans and $2.20 billion in home equity lines of credit. The following table sets forth credit exposure, principal balance, percent delinquent 90 days or more, the mean combined loan-to-value (“CLTV”) percent at the time of origination and the current mean CLTV percent of our home equity loans, home equity lines of credit and bridge loan portfolio as of December 31, 2011. Home equity lines of credit in the draw period are by geographic distribution:

	Credit Exposure	Principal Balance	Percent Delinquent 90 days or More	Mean CLTV Percent at Origination (2)	Current Mean CLTV Percent (3)
	(Dollars in thousands)
Home equity lines of credit in draw period (by state)
Ohio	$1,636,407	$836,505	0.46%	62%	72%
Florida	942,485	674,974	1.09%	62%	97%
California	367,392	267,966	0.44%	68%	85%
Other (1)	669,750	416,659	0.39%	63%	73%

Total home equity lines of credit in draw period	3,616,034	2,196,104	0.63%	63%	79%
Home equity lines in repayment, home equity loans and bridge loans	200,535	200,535	4.07%	66%	67%

Total	$3,816,569	$2,396,639	0.92%	63%	78%

(1)	No individual state has a credit exposure or drawn balance greater than 5% of the total.
(2)	Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.
(3)	Current Mean CLTV is based on best available first mortgage and property values as of December 31, 2011. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.

At December 31, 2011, 43.2% of our home equity lending portfolio was either in first lien position (23.9%) or was in a subordinate (second) lien position behind a first lien that we held (6.5%) or behind a first lien that was held by a loan that we serviced for others (12.8%). In addition, at December 31, 2011, 18.5% of our home equity line of credit portfolio in the draw period makes only the minimum payment on their outstanding line balance.

The following table sets forth credit exposure, principal balance, percent delinquent 90 days or more, the mean CLTV percent at the time of origination and the current mean CLTV percent of our home equity loans, home equity lines of credit and bridge loan portfolio as of December 31, 2011. Home equity lines of credit in the draw period are by the year originated:

	Credit Exposure	Principal Balance	Percent Delinquent 90 days or More	Mean CLTV Percent at Origination (1)	Current Mean CLTV Percent (2)
	(Dollars in thousands)
Home equity lines of credit in draw period
2000 and prior	$380,861	$177,910	0.47%	48%	63%
2001	67,878	41,017	0.98%	67%	72%
2002	206,379	106,701	1.17%	64%	68%
2003	308,828	164,463	1.02%	68%	73%
2004	192,210	109,272	0.66%	68%	79%
2005	135,752	84,082	1.26%	68%	88%
2006	319,705	213,320	1.16%	66%	95%
2007	494,983	357,896	0.85%	68%	96%
2008	1,020,003	683,117	0.27%	64%	80%
2009	448,251	239,171	0.25%	56%	66%
2010	40,952	19,044	0.00%	59%	64%
2011(3)	232	111	0.00%	39%	78%

Total home equity lines of credit in draw period	3,616,034	2,196,104	0.63%	63%	79%
Home equity lines in repayment, home equity loans and bridge loans	200,535	200,535	4.07%	66%	67%

Total	$3,816,569	$2,396,639	0.92%	63%	78%

(1)	Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.
(2)	Current Mean CLTV is based on best available first mortgage and property values as of December 31, 2011. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.
(3)	Amounts represent home equity lines of credit that were previously originated, and that were closed and subsequently replaced in 2011.

As described above, in light of the weak housing market, the current level of delinquencies and the instability in employment and economic prospects, we currently conduct an expanded loan level evaluation of our equity lines of credit which are delinquent 90 days or more.

The following table sets forth the breakdown of current mean CLTV percentages for our home equity lines of credit in the draw period as of December 31, 2011.

	Credit Exposure	Principal Balance	Percent of Total	Percent Delinquent 90 days or More	Mean CLTV Percent at Origination	Current Mean CLTV Percent
	(Dollars in thousands)
Home equity lines of credit in draw period (by current mean CLTV) (1)
< 80%	$1,880,164	$931,232	42.4%	0.88%	52%	54%
80 - 89.9%	515,817	308,193	14.0%	0.97%	73%	85%
90 - 100%	306,988	225,771	10.3%	0.24%	76%	95%
> 100%	709,665	611,384	27.9%	0.35%	78%	133%
Unknown (2)	203,400	119,524	5.4%	0.00%	61%

	$3,616,034	$2,196,104	100.0%	0.63%	63%	79%

(1)	- Balances are net of partial charge-offs and the current LTV category is calculated on the net balances.
(2)	- Market data necessary for stratification is not readily available.

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

The amount and timing of mortgage servicing rights amortization is adjusted monthly based on actual results. In addition, on a quarterly basis, we perform a valuation review of mortgage servicing rights for potential decreases in value. This quarterly valuation review entails applying current assumptions to the portfolio classified by interest rates and, secondarily, by prepayment characteristics. At December 31, 2011, the capitalized value of our right to service $4.90 billion of loans for others was $26.0 million, or 0.53% of the serviced loan portfolio.

At December 31, 2011, substantially all of the loans serviced for Fannie Mae and others were performing in accordance with their contractual terms and management believes that it has no material repurchase obligations associated with these loans. During the three months ended December 31, 2011 and 2010, the Association repurchased $0.1 million, in each period, of loans previously sold to Fannie Mae and others. The lone repurchase during the current quarter was of a non-recourse loan that was not performing in accordance with the terms of its agreement, while the single repurchase in last fiscal year’s quarter was a performing loan that was identified as ineligible due to a debt-to-income ratio exception, during a post-sale loan file review. Additionally, during the three months ended December 31, 2011 we provided loss reimbursement to Fannie Mae, pursuant to a post-disposition file review on the lone repurchase and realized a loss of $23 thousand. A loss reimbursement was not required with respect to the single repurchase during the three months ended December 31, 2010.

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

We also assess the likelihood that tax positions resulting in material tax benefits would be upheld upon examination of a tax authority. At December 31, 2011, we have not identified any tax positions that are not more likely than not to be realized upon examination and have not recorded any tax liabilities for uncertain tax positions.

Pension Benefits. The determination of our obligations and expense related to our defined benefit pension plan is dependent upon certain assumptions used in calculating such amounts. Effective December 31, 2002, our defined benefit pension plan was frozen to new participants and effective December 31, 2011 benefit accruals under the plan were frozen. Key assumptions used in the actuarial valuations include the discount rate and the expected long-term rate of return on plan assets. Actual results could differ from the assumptions and market driven rates may fluctuate. Significant differences in actual experience or significant changes in the assumptions could materially affect future pension obligations and expense.

Stock-based Compensation. We recognize the cost of associate and director services received in exchange for awards of equity instruments based on the grant date fair value of those awards in accordance with FASB ASC 718, “Compensation – Stock Compensation.”

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

Comparison of Financial Condition at December 31, 2011 and September 30, 2011

Total assets increased $165.2 million, or 2%, to $11.06 billion at December 31, 2011 from $10.89 billion at September 30, 2011. This change was the result of an increase in our loan portfolio partially offset by decreases in our cash and cash equivalents and investment securities.

Cash and cash equivalents decreased $40.7 million, or 14%, to $254.1 million at December 31, 2011 from $294.8 million at September 30, 2011, as we have reinvested our most liquid assets into loans.

Investment securities held to maturity decreased $42.1 million, or 11%, to $350.5 million at December 31, 2011 from $392.5 million at September 30, 2011. There were no sales of investment securities as $56.0 million in principal paydowns occurred in the mortgage-backed securities portfolio and were partially offset by $14.4 million in purchases of investment securities and $0.5 million of net acquisition premium amortization during the three months ended December 31, 2011.

Loans held for investment, net, increased $261.9 million, or 3%, to $10.01 billion at December 31, 2011 from $9.75 billion at September 30, 2011. Residential mortgage loans increased $301.7 million, or 4%, to $7.69 billion at December 31, 2011. The increase in residential mortgage loans reflects $75.1 million in net charge-offs in the current three-month period. The allowance for loan losses decreased $60.1 million, or 38%, to $96.9 million from $157.0 million at September 30, 2011. As reported earlier, the Association’s primary federal banking regulator, the OCC, required all SVAs maintained by savings institutions to be charged off by March 31, 2012. As permitted, the Company elected to early-adopt this methodology effective December 31, 2011. As a result, reported loan charge-offs for the quarter ended December 31, 2011 were impacted by the $55.5 million balance of the SVA that was recorded at September 30, 2011. During the three months ended December 31, 2011, $434.8 million of three and five year “SmartRate” loans were originated while $313.4 million of 10, 15, and 30 year, fixed-rate first mortgage loans were originated. These originations were partially offset by paydowns. Historically, the preponderance of our new loan originations was comprised of fixed-rate loans which were frequently offset by fixed-rate loan sales. No loan sales were recorded in the current three months, which reflects the impact of changes, as described above, by Fannie Mae, the Association’s primary loan investor, related to requirements for loans that it accepts, as well as the strategy of originating adjustable rate loans to be held for investment on our balance sheet. Refer to the Controlling Our Interest Rate Risk Exposure section of the Overview for additional discussion regarding our management of interest rate risk. The increase in residential mortgage loans was partially offset by a $94.6 million decrease in home equity loans and lines of credit. Effective June 28, 2010, we suspended the acceptance of new home equity loan and line of credit applications with the exception of bridge loans. Refer to the Monitoring and Limiting Our Credit Risk section of the Overview for additional information.

Mortgage loan servicing assets, net, decreased $2.9 million, or 10%, to $26.0 million at December 31, 2011 from $28.9 million at September 30, 2011. This change reflects the absence of loan sales, and accompanying creation of new mortgage loan servicing assets, that resulted from the delivery requirement changes imposed by Fannie Mae and as described above. The majority of the amortization is linked to the cyclically low level of mortgage interest rates that prompted accelerated refinance activity by borrowers.

Deposits decreased $57.4 million, or 1%, to $8.66 billion at December 31, 2011 from $8.72 billion at September 30, 2011. The decrease in deposits was the result of a $150.0 million decrease in our certificates of deposit partially offset by a $67.6 million increase in our high-yield savings accounts (a subcategory of our savings accounts) combined with a $25.0 million increase in our high-yield checking accounts (a subcategory of our negotiable order of withdrawal accounts) during the three months ended December 31, 2011. In the current environment of extremely low interest rates, our customers have demonstrated a preference for the liquidity of transaction-oriented accounts and have moved away from the term commitments required of certificates of deposit. We believe that our high-yield savings accounts as well as our high-yield checking accounts provide a stable source of funds. In addition, our high yield savings accounts are expected to reprice in a manner similar to our home equity lending products, and, therefore, assist us in managing interest rate risk.

Borrowed funds increased $124.6 million, or 89%, to $264.5 million at December 31, 2011 from $139.9 million at September 30, 2011. The largest component of the increase is $125.0 million of short-term borrowings from the Federal Home Loan Bank of Cincinnati, the proceeds of which are held in interest earning cash equivalents and augment our liquidity.

Principal, interest and related escrow owed on loans serviced increased $34.0 million, or 22%, to $185.9 million at December 31, 2011 from $151.9 million at September 30, 2011. Principal and interest collected increased $39.3 million partially offset by a $5.3 million decrease in retained tax payments collected from borrowers in the current period. Principal and interest will fluctuate based on normal curtailments and paydowns, but historically low mortgage interest rates increased the amount of refinancing activity in the periods preceding September 30, 2011 continuing through the first quarter of fiscal 2012, resulting in an increase in funds collected from borrowers which were being held on December 31, 2011, pending remittance to other investors. As a result of the aforementioned activity and the absence of loan sales in the current quarter, the principal balance of loans serviced decreased $490.6 million, or 9%, during the three months ended December 31, 2011 to $4.90 billion from $5.40 billion at September 30, 2011.

Accrued expenses and other liabilities increased $38.7 million, or 73%, to $91.8 million at December 31, 2011 from $53.2 million at September 30, 2011. This change primarily reflects the in-transit status of $48.7 million of real estate tax payments that have been collected from borrowers and are being remitted to various taxing agencies, which were partially offset by a $16.4 million decrease in our accrual for defined pension benefit plan obligations which accompanied our decision to freeze the accumulation of future participant benefits under that plan effective December 31, 2011.

Shareholders’ equity increased $22.0 million, or 1%, to $1.80 billion at December 31, 2011 from $1.77 billion at September 30, 2011. This change reflects $8.5 million of net income in the current quarter combined with a $10.6 million reduction in accumulated other comprehensive loss that resulted primarily from the freeze of the pension plan mentioned earlier.

Comparison of Operating Results for the Three Months Ended December 31, 2011 and 2010

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

	Three Months Ended December 31, 2011				Three Months Ended December 31, 2010
	Average Balance	Interest Income/ Expense		Yield/ Cost (1)	Average Balance	Interest Income/ Expense		Yield/ Cost (1)
	(Dollars in thousands)
Interest-earning assets:
Other interest-earning cash equivalents	$291,160	$198		0.27%	$543,632	$434		0.32%
Investment securities	10,549	10		0.38%	15,455	73		1.89%
Mortgage-backed securities	373,266	1,761		1.89%	611,343	3,375		2.21%
Loans	10,004,169	103,207		4.13%	9,620,125	103,200		4.29%
Federal Home Loan Bank stock	35,620	359		4.03%	35,620	359		4.03%

Total interest-earning assets	10,714,764	105,535		3.94%	10,826,175	107,441		3.97%

Noninterest-earning assets	249,629				279,257

Total assets	$10,964,393				$11,105,432

Interest-bearing liabilities:
NOW accounts	$970,870	707		0.29%	$973,422	928		0.38%
Savings accounts	1,714,789	2,154		0.50%	1,589,013	2,537		0.64%
Certificates of deposit	5,989,928	37,845		2.53%	6,253,379	43,813		2.80%
Borrowed funds	159,874	574		1.44%	68,586	477		2.78%

Total interest-bearing liabilities	8,835,461	41,280		1.87%	8,884,400	47,755		2.15%

Noninterest-bearing liabilities	343,729				469,018

Total liabilities	9,179,190				9,353,418
Shareholders’ equity	1,785,203				1,752,014

Total liabilities and shareholders’ equity	$10,964,393				$11,105,432

Net interest income		$64,255				$59,686

Interest rate spread (2)				2.07%				1.82%

Net interest-earning assets (3)	$1,879,303				$1,941,775

Net interest margin (4)		2.40	%(1)			2.21	%(1)

Average interest-earning assets to average interest-bearing liabilities	121.27%				121.86%

Selected performance ratios:
Return on average assets		0.31	%(1)			-0.26	%(1)
Return on average equity		1.90	%(1)			-1.68	%(1)
Average equity to average assets		16.28%				15.78%

(1)	Annualized
(2)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by total interest-earning assets.

General. Net income increased $15.8 million, or 215%, to $8.5 million for the quarter ended December 31, 2011 from a loss of $7.3 million for the quarter ended December 31, 2010. The change in net income was largely the result of a decrease in the provision for loan losses and a decrease in interest expense partially offset by lower interest income on investment securities held to maturity combined with a decrease in other non-interest income.

Interest Income. Interest income decreased $1.9 million, or 2%, to $105.5 million during the current quarter compared to $107.4 million during the same quarter in the prior year. The decrease in interest income resulted primarily from a decrease in interest income from mortgage-backed securities and to a lesser extent, from a decrease in interest income from other interest-earning cash equivalents.

Interest income on mortgage-backed securities decreased $1.6 million, or 48%, to $1.8 million compared to $3.4 million during the same quarter in the prior year. This change was attributed to a $238.1 million, or 39% decrease in the average balance to $373.3 million for the quarter ended December 31, 2011 compared to $611.3 million during the same quarter last year. In addition there was a 32 basis point decrease in the average yield to 1.89% from 2.21%, as interest rates on adjustable rate mortgage loans that collateralize certain mortgage-backed securities reset to lower current interest rates and higher, fixed-rate mortgage loans that collateralize other mortgage-backed securities continued to experience accelerated paydowns.

Interest Expense. Interest expense decreased $6.5 million, or 14%, to $41.3 million during the current quarter compared to $47.8 million during the quarter ended December 31, 2010. The change resulted primarily from a decrease in interest expense on certificates of deposit combined with modest decreases in interest expense on NOW accounts and savings accounts.

Interest expense on certificates of deposit decreased $6.0 million, or 14%, to $37.8 million during the current quarter compared to $43.8 million during the quarter ended December 31, 2010. The change was attributed to a 27 basis point decrease in the average rate we paid on certificates of deposit to 2.53% from 2.80% combined with a $263.5 million, or 4%, decrease in the average balance to $5.99 billion during the current quarter from $6.25 billion during the same quarter of the prior year. Rates were adjusted on deposits in response to changes in general market rates as well as to changes in the rates paid by our competition on short-term certificates of deposit.

Net Interest Income. Net interest income increased $4.6 million, or 8%, to $64.3 million during the current quarter from $59.7 million during the quarter ended December 31, 2010. As net interest income increased during the quarter, we experienced an improvement of our interest rate spread, which increased 25 basis points to 2.07% compared to 1.82% during the same quarter last year. Low interest rates have decreased the yield on interest interest-earning assets, and to a greater extent, the rate paid on deposits and borrowed funds resulting in the increase in net interest income. Our net interest margin increased 19 basis points to 2.40% compared to 2.21% during the same quarter last year. This increase can be partially attributed to the higher average loan balance in the current quarter compared to the quarter ended December 31, 2010. Our average net interest-earning assets decreased $65.5 million, to $1.88 billion during the current quarter from $1.94 billion during the quarter ended December 31, 2010.

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

Based on our evaluation of the above factors, we recorded a provision for loan losses of $15.0 million during the quarter ended December 31, 2011 and a provision of $34.5 million during the quarter ended December 31, 2010. The lower provision in the current quarter reflects the overall stabilization of credit quality in our loan portfolio. The current provision reflects our net charge-off experience, lower home values and the uncertain economic times, which continue to challenge many of our loan customers. As delinquencies in the portfolio have been resolved through pay-off, short sale or foreclosure, or management determines the collateral is not sufficient to satisfy the loan, uncollected balances have been charged against the allowance for loan losses previously provided. The net charge-offs of $75.1 million exceeded provisions recorded for the current quarter and provisions recorded exceeded net charge-offs of $19.5 million for the quarter ended December 31, 2010. The allowance for loan losses was $96.9 million, or 0.96% of total recorded investment in loans receivable, at December 31, 2011, compared to $148.2 million or 1.50% of total recorded investment in loans receivable at December 31, 2010. The $51.4 million decrease in the allowance for loan losses reflects the impact of the early adoption of an OCC directive to discontinue the use of SVAs discussed earlier.

Of the $61.2 million decrease in the recorded investment of non-accrual loans from September 2011 to December 2011, the largest decrease was in our residential non-Home Today portfolio which decreased $24.9 million or 20% to $100.1 million at December 31, 2011. During the current quarter ended December 31, 2011, net charge-offs of $27.4 million of uncollected balances were charged against the allowance for loan losses, which was impacted by a $22.5 million in charge-off of SVAs in the current quarter. The $100.1 million balance included $6.5 million in troubled debt restructurings which were current but included with non-accrual loans for a minimum period of six months from their restructuring date.

The recorded investment in non-accruing home equity loans and lines of credit decreased $14.6 million, or 40%, during the quarter ended December 31, 2011. During the current quarter, net charge-offs of $22.7 million of uncollected balances have been charged against the allowance for loan losses, which was impacted by a $13.7 million charge-off of SVAs in the current quarter. As of December 31, 2011, the recorded investment in our home equity loans and lines of credit portfolio was $2.41 billion, compared to $2.50 billion at September 30, 2011. We believe that non-performing home equity loans and lines of credit are, on a relative basis, of greater concern than non-Home Today loans as these home equity loans and lines of credits generally hold subordinated positions and accordingly, represent a higher level of risk. The non-performing balances of home equity loans and lines of credit were $22.3 million or less than 1% of the home equity loans and lines of credit portfolio at December 31, 2011 compared to $36.9 million or 1.47% at September 30, 2011. In light of the depressed housing market in our primary geographic markets and the continued high level of delinquencies in our portfolio, we will continue to closely monitor the loss performance of this category.

The recorded investment in non-accrual loans in our residential, Home Today portfolio, which decreased $18.7 million, or 27% to $50.9 million. As of December 31, 2011, the recorded investment in our Home Today portfolio was $233.9 million, compared to $262.9 million at September 30, 2011. During the current quarter ended December 31, 2011, net charge-offs of $23.8 million of uncollected balances were charged against the allowance for loan losses, which was impacted by a $18.2 million charge-off of SVAs in the current quarter. The $50.9 million balance in Home Today non-accrual loans included $10.6 million in troubled debt restructurings which were current but included with non-accrual loans for a minimum period of six months from their restructuring date. We believe we have recorded all losses that are both probable and reasonable to estimate for quarter ended December 31, 2011 and 2010. We used the same general methodology in assessing the allowance at the end of each period.

Non-Interest Income. Non-interest income decreased $1.1 million, or 16%, to $5.7 million during the current quarter compared to $6.8 million during the quarter ended December 31, 2010, mainly as a result of lower earnings from non-thrift investments, including certain private equity investments as well as our private mortgage re-insurance and title agency subsidiaries.

Non-Interest Expense. Non-interest expense decreased $0.5 million, or 1%, to $42.5 million during the current quarter compared to $42.9 million during the quarter ended December 31, 2010 primarily from reductions in appraisal and other loan review expenses and federal insurance premiums partially offset by an increase in salaries and employee benefits.

Salaries and employees benefits increased $2.9 million, or 17% to $20.4 million during the current quarter compared to $17.5 million during the quarter ended December 31, 2010. Compensation cost and employee stock ownership cost increased $2.6 million and $0.9 million, respectively, when compared to the quarter ended December 31, 2010. This change reflects the reduced level of bonus accruals and reduced equity incentive and employee stock ownership costs that were incurred during the quarter ended December 31, 2010 in response to our net loss during that period.

Federal insurance premium and assessments decreased $2.1 million, or 35%, to $3.9 million in the current quarter from $6.0 million in the quarter ended December 31, 2010. This change reflects the revision, as required pursuant to the Dodd-Frank Act, in the deposit insurance assessment system that re-oriented the determination of each institution’s deposit insurance assessment so that it is based on total assets less tangible capital of each institution instead of deposits. Our high level of tangible capital and minimal use of wholesale borrowings resulted in our reduced level of assessment.

Appraisal and other loan review expenses decreased $1.3 million, or 57%, to $1.0 million during the current quarter compared to $2.3 million during the quarter ended December 31, 2010. These costs decreased in the current quarter from an elevated level in the quarter ended December 31, 2010 when additional operating expenses (legal, postage, courier, telephone etc.) associated with our home equity lending reduction plan were incurred.

Income Tax Expense (Benefit). The provision for income taxes was $4.0 million during the current quarter compared to a benefit of $3.6 million during the quarter ended December 31, 2010. Our effective income tax rate was 32.2% during the current quarter compared to 32.8% during the quarter ended December 31, 2010. During the quarter ended December 31,

2010, an $800 thousand adjustment was recorded to increase our deferred tax asset reserve related to our charitable contribution carryforward. No adjustment to that deferred tax asset reserve was recorded during the current quarter. Our provision for income taxes in the current quarter reflects our expectations for the full fiscal year.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the FHLB of Cincinnati, borrowings from the Federal Reserve Discount Window and maturities, sales of securities and, historically, sales of loans. There were no sales of long-term, fixed rate loans during the quarter ended December 31, 2011. In addition, we have the ability to obtain collateralized borrowings in the wholesale markets. Finally, access to the equity capital markets via a supplemental first step transaction or a full (second step) transaction remain as other potential sources of liquidity, although this channel generally requires six to nine months of lead time. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Association’s Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We seek to maintain a minimum liquidity ratio of 4% or greater (which we compute as the sum of cash and cash equivalents plus unpledged investment securities for which ready markets exist, divided by total assets). For the three months ended December 31, 2011, our liquidity ratio averaged 5.54%. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2011.

We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities and the objectives of our asset/liability management program.

Excess liquid assets are generally invested in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2011, cash and cash equivalents totaled $254.1 million. Investment securities classified as available-for-sale, which provide additional sources of liquidity, totaled $15.4 million at December 31, 2011.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows (unaudited) included in the Unaudited Consolidated Financial Statements.

At December 31, 2011, we had $1.42 billion in unused home equity lines of credit to borrowers. Certificates of deposit due within one year of December 31, 2011 totaled $3.21 billion, or 37.1% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, sales of investment securities, other deposit products, including certificates of deposit, Federal Home Loan Bank advances, borrowings from the Federal Reserve Discount Window or other collateralized borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2012. We believe, however, based on past experience that a significant portion of such deposits will remain with us. Generally, we have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are originating residential mortgage loans and purchasing investments. During the three months ended December 31, 2011, we originated $748.2 million of loans, and during the three months ended December 31, 2010, we originated $1.05 billion of loans. We purchased $14.4 million of securities during the three months ended December 31, 2011, and $2.0 million during the three months ended December 31, 2010.

Financing activities consist primarily of changes in deposit accounts, changes in the balances of principal and interest owed on loans serviced for others as well as Federal Home Loan Bank advances and borrowings from the Federal Reserve Discount Window. We experienced a net decrease in total deposits of $57.4 million during the three months ended December 31, 2011 compared to a net decrease of $58.6 million during the three months ended December 31, 2010. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. Principal and interest owed on loans serviced for others increased $34.0 million during the three months ended December 31, 2011 compared to an increase of $8.0 million during the three months ended December 31, 2010. During the three months ended December 31, 2011 we increased our advances from the FHLB of Cincinnati by $124.6 million to augment our liquidity ratio.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of Cincinnati and the Federal Reserve Discount Window, each of which provides an additional source of funds. At December 31, 2011 we had $264.5 million of FHLB of Cincinnati advances and no outstanding borrowings from the Federal Reserve Discount Window. During the three months ended December 31, 2011, we had average outstanding advances from the FHLB of Cincinnati of $159.9 million as compared to average outstanding advances of $68.6 million during the three months ended December 31, 2010. At December 31, 2011 we had the ability to immediately borrow an additional $689.8 million from the FHLB of Cincinnati and $359.6 million from the Federal Reserve Discount Window. From the perspective of collateral value securing FHLB of Cincinnati advances, our capacity limit for additional borrowings at December 31, 2011 was $1.54 billion, subject to satisfaction of the FHLB Cincinnati common stock ownership requirement. To satisfy the common stock ownership requirement we would have to increase our ownership of FHLB Cincinnati common stock by an additional $30.8 million.

Third Federal Savings and Loan is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.

As of December 31, 2011 the Association exceeded all regulatory requirements to be considered “Well Capitalized” as presented in the table below (dollar amounts in thousands).

	Actual		Required
	Amount	Ratio	Amount	Ratio
Total Capital to Risk Weighted Assets	$1,608,401	22.24%	$723,258	10.00%
Core Capital to Adjusted Tangible Assets	1,517,994	13.78	550,672	5.00
Tangible Capital to Tangible Assets	1,517,994	13.78	N/A	N/A
Tier 1 Capital to Risk-Weighted Assets	1,517,994	20.99	433,955	6.00

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

We have sought to manage our interest rate risk in order to control the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset-liability management, we have historically used the following strategies to manage our interest rate risk:

(i)	marketing adjustable-rate loan products;

(ii)	lengthening the weighted average remaining term of major funding sources, primarily by offering attractive interest rates on deposit products, particularly longer-term certificates of deposit;

(iii)	investing in shorter- to medium-term investments and mortgage-backed securities;

(iv)	maintaining high levels of capital; and

(v)	securitizing and selling long-term, fixed-rate residential real estate mortgage loans.

During the three months ended December 31, 2011 and 2010 we did not securitize or sell any long-term, fixed rate mortgage loans. Effective July 1, 2010, Fannie Mae, historically the Association’s primary loan investor, implemented certain loan origination requirement changes affecting loan eligibility that we did not adopt. Accordingly, the Association’s ability to reduce interest rate risk via our traditional loan sales of newly originated longer-term fixed rate residential loans is limited until either the Association changes its loan origination processes or Fannie Mae, Freddie Mac or other market participants, revise their loan eligibility standards. Otherwise, future sales of fixed-rate mortgage loans will predominantly be limited to those loans that have established payment histories, strong borrower credit profiles and are supported by adequate collateral values. In response to this change, we are currently marketing an adjustable-rate mortgage loan product that provides us with improved interest rate risk characteristics when compared to a long-term, fixed-rate mortgage.

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

Net Portfolio Value. As our primary federal regulator prior to its merger into the OCC, the OTS required the computation of amounts by which the net present value of an institution’s cash flow from assets, liabilities and off balance sheet items (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates. The OTS provided all institutions that filed a Consolidated Maturity/Rate Schedule as a part of their quarterly Thrift Financial Report with an interest rate sensitivity report of NPV. The OTS simulation model used a discounted cash flow analysis and an option-based pricing approach in measuring the interest rate sensitivity of NPV. The OTS model estimated the economic value of each type of asset, liability and off-balance sheet contract under the assumption that instantaneous changes (measured in basis points) occur at all maturities along the United States Treasury yield curve. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 2% to 3% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. On a quarterly basis the OTS provided us with the results of its interest rate sensitivity model, which was based on information we provided to the OTS, to estimate the sensitivity of our NPV. In general, the assumptions used by the OTS were, by necessity, more generic as their modeling framework had to fit and be adaptable to all institutions subject to its regulation. While the OCC has continued to provide quarter-end interest rate sensitivity model results subsequent to the date of OTS merger, the OCC has advised all former OTS-regulated institutions that the results of the regulatory interest rate sensitivity model will not be prepared after December 31, 2011.

The Association also prepares interest rate sensitivity calculations. Our internal model is tailored specifically to our organization, which, we believe, improves the accuracy of our internally prepared NPV estimates. The following table presents our internal calculations of the estimated changes in the Association’s NPV at December 31, 2011 that would result from the indicated instantaneous changes in the United States Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

				NPV as a Percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)	Estimated NPV (2)	Estimated Increase (Decrease) in NPV		NPV Ratio (4)	Increase (Decrease) (basis points)
		Amount	Percent
	(Dollars in thousands)
+300	$918,157	$(784,475)	-46%	8.97%	-612
+200	1,227,448	(475,185)	-28%	11.53%	-356
+100	1,521,930	(180,702)	-11%	13.81%	-128
0	1,702,632	—	—	15.09%	—
-100	1,724,112	21,480	1%	15.04%	-5

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at December 31, 2011, in the event of an increase of 200 basis points in all interest rates, the Association would experience a 28% decrease in NPV. In the event of a 100 basis point decrease in interest rates, the Association would experience a 1% increase in NPV.

The following table is based on the calculations contained in the previous table, and sets forth the change in the NPV at a +200 basis point rate of shock at December 31, 2011, with comparative information as of September 30, 2011. By regulation the Association must measure and manage its interest rate risk for an interest rate shock of +/-200 basis points, whichever produces the largest decline in NPV.

Risk Measure (+200 bp Rate Shock)

	At December 31, 2011	At September 30, 2011
Pre-Shock NPV Ratio	15.09%	15.43%
Post-Shock NPV Ratio	11.53%	12.31%
Sesitivity Measure in basis points	-356	-312

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

We have previously reported that our former primary regulator, the OTS, expressed concern with respect to several significant assumptions used in our current internal interest rate risk (“IRR”) model, as well as the reliability of the resulting IRR profiles generated by the model. We believe that our internal IRR model has enabled us to prudently and reasonably measure and manage IRR; however, we are taking measures to replace our current modeling system with a system that offers enhanced functionality and capabilities. Installation and implementation of the new IRR modeling software is currently being finalized but has not yet been sufficiently tested, validated and verified to warrant inclusion in this filing. We expect that the results determined utilizing the new model will generate the IRR disclosures included in our Form 10-Q for the quarter ended March 31, 2012. The new model possesses random patterning capabilities that our current model lacks and accommodates extensive regression analytics applicable to the prepayment and decay profiles of our borrower and depositor portfolios. We believe that the new model will expand our ability to run alternative modeling scenarios and will improve the timeliness of and our access to decision making data that will complement our IRR management processes.

Net Interest Income. In addition to NPV calculations, we analyze our sensitivity to changes in interest rates through our internal net interest income model. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what our net interest income would be for a twelve-month period using pricing tables provided by our primary federal regulator for assumptions such as loan prepayment rates and deposit decay rates, and the Bloomberg forward yield curve for assumptions as to projected interest rates. We then calculate what the net interest income would be for the same period in the event of an instantaneous 200 basis point increase in market interest rates. As of December 31, 2011, we estimated that our net interest income for the 12 months ending December 31, 2012 would decrease by 16.2% in the event of an instantaneous 200 basis point increase in market interest rates.

Certain shortcomings are also inherent in the methodologies used in determining interest rate risk through changes in net interest income. Modeling changes in net interest income require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the interest rate risk information presented assumes that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains substantially constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although interest rate risk calculations provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

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

Item 1A. Risk Factors

There have been no material changes in the “Risk Factors” disclosed in the Holding Company’s Annual Report on Form 10-K, filed with the SEC on November 29, 2011 (File No. 001-33390).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The Company did not repurchase any shares of common stock during the quarter ended December 31, 2011.

On March 12, 2009, the Company announced its fourth stock repurchase program, which authorizes the repurchase of up to an additional 3,300,000 shares of the Company’s outstanding common stock. Purchases under the program will be on an ongoing basis, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses of capital, regulatory restrictions and our financial performance. Repurchased shares will be held as treasury stock and be available for general corporate use. The program has 2,156,250 shares yet to be purchased as of December 31, 2011. Our last repurchases occurred during the quarter ended December 31, 2009.

Because of concerns communicated to us by the OTS, which was merged into the OCC on July 21, 2011, and pending evaluations by our current federal regulators, the OCC and the Federal Reserve, as referred to in the Monitoring and Limiting Our Credit Risk section in the Overview, section of Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company does not intend to declare or pay a cash dividend, or to repurchase any of its outstanding common stock until the concerns of our regulators are resolved.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. [Removed and Reserved]

Item 5. Other Information

Not applicable

Item 6.

(a) Exhibits

31.1	Certification of chief executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of chief financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32	Certification of chief executive officer and chief financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

101	The following financial statements from TFS Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, filed on February 9, 2012, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Equity, (v) Notes to Consolidated Financial Statements.

101.INS	Interactive datafile XBRL Instance Document

101.SCH	Interactive datafile XBRL Taxonomy Extension Schema Document

101.CAL	Interactive datafile XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Interactive datafile XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Interactive datafile XBRL Taxonomy Extension Label Linkbase

101.PRE	Interactive datafile XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TFS Financial Corporation

Dated: February 9, 2012	/s/ Marc A. Stefanski
Marc A. Stefanski
Chairman of the Board, President and Chief Executive Officer

Dated: February 9, 2012	/s/ David S. Huffman
David S. Huffman
Chief Financial Officer and Secretary