Form 10-Q
period 2012-03-31
TFS Financial CORP
filed 2012-05-10
CIK 1381668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2012

or

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

As of May 3, 2012 there were 308,915,893 shares of the Registrant’s common stock, par value $0.01 per share, outstanding, of which 227,119,132 shares, or 73.52% of the Registrant’s common stock, were held by Third Federal Savings and Loan Association of Cleveland, MHC, the Registrant’s mutual holding company.

TFS Financial Corporation

Item 1. Financial Statements

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION (unaudited)

(In thousands, except share data)

	March 31,	September 30,
	2012	2011
ASSETS
Cash and due from banks	$43,739	$35,532
Other interest-earning cash equivalents	298,676	259,314

Cash and cash equivalents	342,415	294,846

Investment securities:
Available for sale (amortized cost $14,380 and $15,760, respectively)	14,487	15,899
Held to maturity (fair value $377,500 and $398,725, respectively)	374,517	392,527

	389,004	408,426

Mortgage loans held for sale, at lower of cost or market	245,921	0
Loans held for investment, net:
Mortgage loans	9,985,914	9,920,907
Other loans	5,141	6,868
Deferred loan fees, net	(18,122)	(19,854)
Allowance for loan losses	(101,296)	(156,978)

Loans, net	9,871,637	9,750,943

Mortgage loan servicing assets, net	23,879	28,919
Federal Home Loan Bank stock, at cost	35,620	35,620
Real estate owned	18,452	19,155
Premises, equipment, and software, net	60,197	59,487
Accrued interest receivable	34,918	35,854
Bank owned life insurance contracts	174,013	170,845
Other assets	90,712	88,853

TOTAL ASSETS	$11,286,768	$10,892,948

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$8,823,176	$8,715,910
Borrowed funds	419,094	139,856
Borrowers’ advances for insurance and taxes	55,722	58,235
Principal, interest, and related escrow owed on loans serviced	150,870	151,859
Accrued expenses and other liabilities	38,103	53,164

Total liabilities	9,486,965	9,119,024

Commitments and contingent liabilities
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	0	0
Common stock, $0.01 par value, 700,000,000 shares authorized; 332,318,750 shares shares issued; 308,915,893 outstanding at March 31, 2012 and September 30, 2011	3,323	3,323
Paid-in capital	1,689,810	1,686,216
Treasury stock, at cost; 23,402,857 shares at March 31, 2012 and
September 30, 2011	(282,090)	(282,090)
Unallocated ESOP shares	(76,917)	(79,084)
Retained earnings—substantially restricted	471,317	461,836
Accumulated other comprehensive loss	(5,640)	(16,277)

Total shareholders’ equity	1,799,803	1,773,924

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,286,768	$10,892,948

See accompanying notes to unaudited consolidated financial statements.

TFS Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (unaudited)

(In thousands, except share and per share data)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2012	2011	2012	2011
INTEREST INCOME:
Loans, including fees	$102,696	$102,394	$205,903	$205,594
Investment securities available for sale	33	44	70	155
Investment securities held to maturity	1,538	2,793	3,272	6,130
Other interest and dividend earning assets	551	502	1,108	1,295

Total interest and dividend income	104,818	105,733	210,353	213,174

INTEREST EXPENSE:
Deposits	38,390	44,386	79,096	91,664
Borrowed funds	643	446	1,217	923

Total interest expense	39,033	44,832	80,313	92,587

NET INTEREST INCOME	65,785	60,901	130,040	120,587
PROVISION FOR LOAN LOSSES	27,000	22,500	42,000	57,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	38,785	38,401	88,040	63,587

NON-INTEREST INCOME
Fees and service charges, net of amortization	3,284	4,418	6,097	7,322
Increase in and death benefits from bank owned life insurance contracts	1,610	1,579	3,222	3,219
Other	1,517	2,270	2,801	4,545

Total non-interest income	6,411	8,267	12,120	15,086

NON-INTEREST EXPENSE
Salaries and employee benefits	21,049	19,815	41,434	37,300
Marketing services	2,377	2,103	4,754	4,204
Office property, equipment and software	5,073	4,887	10,071	9,997
Federal insurance premium and assesments	3,512	5,847	7,389	11,832
State franchise tax	1,716	1,428	2,705	2,367
Real estate owned expense, net	1,672	1,987	4,007	3,912
Appraisal and other loan review expense	1,163	1,576	2,153	3,902
Other operating expenses	6,758	6,332	13,286	13,405

Total non-interest expense	43,320	43,975	85,799	86,919

INCOME (LOSS) BEFORE INCOME TAXES	1,876	2,693	14,361	(8,246)
INCOME TAX EXPENSE (BENEFIT)	854	469	4,880	(3,122)

NET INCOME (LOSS)	$1,022	$2,224	$9,481	$(5,124)

Earnings (loss) per share—basic and diluted	0.00	$0.01	$0.03	$(0.02)

Weighted average shares outstanding
Basic	301,153,080	300,215,753	301,098,610	300,177,749
Diluted	301,706,570	300,957,564	301,547,664	300,177,749

See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

Six Months Ended March 31, 2012 and 2011

(In thousands)

						Accumulated other comprehensive income (loss)
	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Unrealized gains/(losses) on securities	Pension obligation	Total shareholders’ equity
Balance at September 30, 2010	$3,323	1,686,062	(288,366)	(82,699)	452,633	90	(18,146)	$1,752,897
Comprehensive Loss
Net loss	—	—	—	—	(5,124)	—	—	(5,124)
Change in unrealized losses on securities available for sale	—	—	—	—	—	(88)	—	(88)
Change in pension obligation	—	—	—	—	—	—	549	549

Total comprehensive loss	—	—	—	—	—	—	—	(4,663)
ESOP shares allocated or committed to be released	—	(305)	—	1,448	—	—	—	1,143
Compensation costs for stock-based plans	—	3,625	(3)	—	—	—	—	3,622
Excess tax effect from stock-based compensation	—	(17)	—	—	—	—	—	(17)
Treasury stock allocated to restricted stock plan	—	(279)	286	—	(7)	—	—	—

Balance at March 31, 2011	$3,323	1,689,086	(288,083)	(81,251)	447,502	2	(17,597)	$1,752,982

Balance at September 30, 2011	$3,323	1,686,216	(282,090)	(79,084)	461,836	90	(16,367)	$1,773,924
Comprehensive Income
Net income	—	—	—	—	9,481	—	—	9,481
Change in unrealized gains on securities available for sale	—	—	—	—	—	(20)	—	(20)
Change in pension obligation	—	—	—	—	—	—	10,657	10,657

Total comprehensive income	—	—	—	—	—	—	—	20,118
ESOP shares allocated or committed to be released	—	(183)	—	2,167	—	—	—	1,984
Compensation costs for stock-based plans	—	3,777	—	—	—	—	—	3,777

Balance at March 31, 2012	$3,323	1,689,810	(282,090)	(76,917)	471,317	70	(5,710)	$1,799,803

See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	For the Six Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$9,481	$(5,124)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
ESOP and stock-based compensation expense	5,761	4,765
Depreciation and amortization	9,299	12,125
Deferred income taxes	300	800
Provision for loan losses	42,000	57,000
Other net losses	1,771	1,797
Principal repayments on and proceeds from sales of loans held for sale	0	5,290
Loans originated for sale	0	(13,231)
Increase in and death benefits for bank owned life insurance contracts	(3,208)	(3,226)
Net increase in interest receivable and other assets	(8,986)	(122)
Net increase (decrease) in accrued expenses and other liabilities	1,335	(8,868)
Other	416	428

Net cash provided by operating activities	58,169	51,634

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans originated	(1,477,916)	(1,634,641)
Principal repayments on loans	1,057,939	1,021,391
Proceeds from sales, principal repayments and maturities of:
Securities available for sale	1,355	9,457
Securities held to maturity	104,275	167,970
Proceeds from sale of:
Loans	0	8,023
Real estate owned	10,377	6,882
Purchases of:
Securities available for sale	(12)	(2,148)
Securities held to maturity	(88,298)	0
Premises and equipment	(1,300)	(1,597)
Other	(21)	(360)

Net cash used in investing activities	(393,601)	(425,023)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	107,266	(95,999)
Net decrease in borrowers’ advances for insurance and taxes	(2,514)	(1,659)
Net decrease in principal and interest owed on loans serviced	(989)	(181,675)
Net increase in short term borrowed funds	279,238	99,990
Repayment of long term borrowed funds	0	(2,000)
Excess tax benefit related to stock-based compensation	0	(17)

Net cash provided by (used in) financing activities	383,001	(181,360)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	47,569	(554,749)
CASH AND CASH EQUIVALENTS—Beginning of period	294,846	743,740

CASH AND CASH EQUIVALENTS—End of period	$342,415	$188,991

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest on deposits	$79,546	$92,370
Cash paid for interest on borrowed funds	1,207	927
Cash paid for income taxes	11,800	4,500
SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to real estate owned	9,656	11,316
Transfer of loans from held for sale to held for investment	0	25,027
Transfer of loans from held for investment to held for sale	245,920	0

See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands unless otherwise indicated)

1.	BASIS OF PRESENTATION

TFS Financial Corporation (the “Holding Company”), a federally chartered stock holding company, conducts its principal activities through its wholly owned subsidiaries. The principal line of business of the Holding Company and its subsidiaries (collectively, “TFS Financial” or the “Company”) is retail consumer banking, including mortgage lending, deposit gathering, and other insignificant financial services. On March 31, 2012, approximately 74% of the Holding Company’s outstanding shares were owned by a federally chartered mutual holding company, Third Federal Savings and Loan Association of Cleveland, MHC (“Third Federal Savings, MHC”). The thrift subsidiary of TFS Financial is Third Federal Savings and Loan Association of Cleveland (the “Association”).

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

The unaudited interim consolidated financial statements were prepared without an audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial condition of TFS Financial at March 31, 2012, and its results of operations and cash flows for the periods presented. In accordance with Regulation S-X for interim financial information, these statements do not include certain information and footnote disclosures required for complete audited financial statements. The Holding Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011 contains consolidated financial statements and related notes, which should be read in conjunction with the accompanying interim consolidated financial statements. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2012.

2.	EARNINGS PER SHARE

Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. For purposes of computing earnings per share amounts, outstanding shares include shares held by the public, shares held by the ESOP that have been allocated to participants or committed to be released for allocation to participants, the 227,119,132 shares held by Third Federal Savings, MHC, and, for purposes of computing dilutive earnings per share, stock options and restricted stock units with a dilutive impact. At March 31, 2012 and 2011, respectively, the ESOP held 7,691,780 and 8,125,120 shares that were neither allocated to participants nor committed to be released to participants.

The following is a summary of our earnings per share calculations.

	For the Three Months Ended March 31,
	2012			2011
	Income (loss)	Shares	Per share amount	Income (loss)	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$1,022			$2,224
Less: income allocated to restricted stock units	6			12

Basic earnings per share:
Income available to common shareholders	$1,016	301,153,080	$0.00	$2,212	300,215,753	$0.01

Diluted earnings per share:
Effect of dilutive potential common shares		553,490			741,811

Income available to common shareholders	$1,016	301,706,570	$0.00	$2,212	300,957,564	$0.01

	For the Six Months Ended March 31,
	2012			2011
	Income (loss)	Shares	Per share amount	Income (loss)	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income (loss)	$9,481			$(5,124)
Less: income (loss) allocated to restricted stock units	47			(29)

Basic earnings (loss) per share:
Income (loss) available to common shareholders	$9,434	301,098,610	$0.03	$(5,095)	300,177,749	$(0.02)

Diluted earnings (loss) per share:
Effect of dilutive potential common shares		449,054			0

Income (loss) available to common shareholders	$9,434	301,547,664	$0.03	$(5,095)	300,177,749	$(0.02)

Outstanding stock options and restricted stock units are excluded from the computation of diluted earnings per share when their inclusion would be anti-dilutive. There were 5,429,223 unvested stock options, 854,202 vested stock options, and 40,000 restricted stock units outstanding at March 31, 2012 and 4,849,809 unvested stock options and 159,241 vested stock options outstanding at March 31, 2011 that were excluded from the computation of diluted earnings per share for the three and six months ended March 31, 2012 and 2011, respectively, because the effect would be antidilutive. Additionally, there were 1,636,950 restricted stock units outstanding at March 31, 2011 that were excluded from the computation of diluted earnings per share for the six months ended March 31, 2011 because the effect would be antidilutive.

3.	INVESTMENT SECURITIES

Investments available for sale are summarized as follows:

	March 31, 2012
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. government and agency obligations	$2,000	$40	$0	$2,040
Real estate mortgage investment conduits (REMICs)	4,261	72	(5)	4,328
Money market accounts	8,119	0	0	8,119

	$14,380	$112	$(5)	$14,487

	September 30, 2011
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. government and agency obligations	$2,000	$46	$0	$2,046
REMICs	5,244	93	0	5,337
Money market accounts	8,516	0	0	8,516

	$15,760	$139	$0	$15,899

Investment securities held to maturity are summarized as follows:

	March 31, 2012
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Freddie Mac certificates	$1,466	$75	$0	$1,541
Ginnie Mae certificates	17,773	466	0	18,239
REMICs	347,839	2,123	(430)	349,532
Fannie Mae certificates	7,439	749	0	8,188

	$374,517	$3,413	$(430)	$377,500

	September 30, 2011
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Freddie Mac certificates	$2,724	$118	$0	$2,842
Ginnie Mae certificates	19,532	501	0	20,033
REMICs	362,489	4,837	(58)	367,268
Fannie Mae certificates	7,782	800	0	8,582

	$392,527	$6,256	$(58)	$398,725

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans held for investment consist of the following:

	March 31, 2012	September 30, 2011
Real estate loans:
Residential non-Home Today	$7,407,288	$7,120,789
Residential Home Today	230,607	264,019
Home equity loans and lines of credit	2,316,224	2,491,198
Construction	57,348	82,048

Real estate loans	10,011,467	9,958,054
Consumer and other loans	5,141	6,868
Less:
Deferred loan fees—net	(18,122)	(19,854)
Loans-in-process (“LIP”)	(25,553)	(37,147)
Allowance for loan losses	(101,296)	(156,978)

Loans held for investment, net	$9,871,637	$9,750,943

At March 31, 2012, $245,921 of long-term, fixed-rate loans were reclassified from the portfolio of loans held for investment to mortgage loans held for sale.

In an October 2011 directive, the Office of the Comptroller of the Currency required all specific valuation allowances (“SVA”) on collateral-dependent loans (SVAs established when the recorded investment in an impaired loan exceeded the measured value of the collateral) maintained by savings institutions to be charged off by March 31, 2012. As permitted, the Company elected to early-adopt this methodology effective for the quarter ended December 31, 2011. As a result, reported loan charge-offs for the six months ended March 31, 2012 were impacted by the charge-off of specific valuation allowances, which had a balance of $55,507 at September 30, 2011. This one-time charge-off did not impact the provision for loan losses for the quarter ended December 31, 2011; however, reported loan charge-offs during the December 2011 quarter increased and the balances of loans, the allowance for loan losses, non-accrual status loans and loan delinquencies as of December 31, 2011, all decreased accordingly.

A large concentration of the Company’s lending is in Ohio and Florida. As of March 31, 2012 and September 30, 2011, the percentages of residential real estate loans held in Ohio were 79% and 81%, and the percentages held in Florida were 17% and 17%, respectively. As of March 31, 2012 and September 30, 2011, home equity loans and lines of credit were concentrated in the states of Ohio (39% and 39%), Florida (29% and 29%) and California (12% and 12%), respectively. The economic conditions and market for real estate in those states have significantly impacted the ability of borrowers in those areas to repay their loans.

Home Today is an affordable housing program targeted to benefit low- and moderate-income home buyers. Through this program, prior to March 27, 2009, the Association provided loans to borrowers who would not otherwise qualify for the Association’s loan products, generally because of low credit scores. Although the credit profiles of borrowers in the Home Today program for loans originated prior to March 27, 2009 might be described as sub-prime, Home Today loans generally contain the same features as loans offered to our non-Home Today borrowers. Borrowers in the Home Today program must complete financial management education and counseling and must be referred to the Association by a sponsoring organization with which the Association has partnered as part of the program. Borrowers must also meet a minimum credit score threshold. Because prior to March 27, 2009 the Association applied less stringent underwriting and credit standards to these loans, loans originated under the Home Today program prior to that date have greater credit risk than its traditional residential real estate mortgage loans. Effective March 27, 2009, the Home Today underwriting guidelines were changed to be substantially the same as the Association’s traditional first mortgage product. As of March 31, 2012 and September 30, 2011, the balance of Home Today loans originated prior to March 27, 2009 was $226,722 and $261,817, respectively. The Association does not offer, and has not offered, loan products frequently considered to be designed to target sub-prime borrowers containing features such as higher fees or higher rates, negative amortization, a loan-to-value ratio greater than 100%, or pay option adjustable-rate mortgages.

The recorded investment of loan receivables in non-accrual status is summarized in the following table. Balances are net of deferred fees.

	March 31, 2012	September 30, 2011
Real estate loans:
Residential non-Home Today	$99,022	$125,014
Residential Home Today	46,368	69,602
Home equity loans and lines of credit	34,318	36,872
Construction	785	3,770

Total real estate loans	180,493	235,258
Consumer and other loans	0	0

Total non-accrual loans	$180,493	$235,258

Loans are placed in nonaccrual status when they are contractually 90 days or more past due. Loans modified in troubled debt restructurings that were in nonaccrual status prior to the restructurings remain in nonaccrual status for a minimum of six months. Home equity loans and lines of credit where the customer also has a delinquent first mortgage greater than 180 days past due or delinquent first mortgage modification greater than 90 days past due will also be placed on nonaccrual status. At March 31, 2012, the recorded investment in nonaccrual status loans includes $14,595 of performing second lien loans subordinate to first mortgages delinquent greater than 180 days or subordinate to senior lien modifications delinquent greater than 90 days. Interest on loans in accrual status, including certain loans individually reviewed for impairment, is recognized in interest income as it accrues, on a daily basis. Accrued interest on loans in nonaccrual status is reversed by a charge to interest income and income is subsequently recognized only to the extent cash payments are received. Cash payments on loans in nonaccrual status are applied to the oldest scheduled, unpaid principal and interest payment first. A nonaccrual loan, other than a troubled debt restructuring, a loan with a partial charge-off, or equity loan or line of credit with a delinquent first mortgage greater than 180 days or delinquent first mortgage modification greater than 90 days, is returned to accrual status when contractual payments are less than 90 days past due. The number of days past due is determined by the number of days the oldest contractual principal and interest payment remains unpaid. Total performing nonaccrual loans at March 31, 2012 and September 30, 2011 includes

$15,352 and $16,465, respectively, in troubled debt restructurings which are current according to the terms of their agreement but included with nonaccrual loans for a minimum period of six months from the restructuring date due to their nonaccrual status prior to restructuring or because they have been partially charged-off.

Age analysis of the recorded investment in loan receivables that are past due at March 31, 2012 and September 30, 2011 is summarized in the following tables. When a loan is more than 30 days past due on its scheduled principal and interest payments, the loan is considered 30 days or more past due. Balances are net of deferred fees and any applicable loans-in-process.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
March 31, 2012
Real estate loans:
Residential non-Home Today	$11,056	$8,675	$91,451	$111,182	$7,271,387	$7,382,569
Residential Home Today	6,952	3,834	35,510	46,296	180,643	226,939
Home equity loans and lines of credit	8,666	4,341	19,393	32,400	2,294,529	2,326,929
Construction	0	0	457	457	30,898	31,355

Total real estate loans	$26,674	$16,850	$146,811	$190,335	$9,777,457	$9,967,792
Consumer and other loans	0	0	0	0	5,141	5,141

Total	$26,674	$16,850	$146,811	$190,335	$9,782,598	$9,972,933

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
September 30, 2011
Real estate loans:
Residential non-Home Today	$19,509	$9,818	$118,517	$147,844	$6,942,424	$7,090,268
Residential Home Today	12,399	7,131	59,985	79,515	183,372	262,887
Home equity loans and lines of credit	11,299	6,126	36,521	53,946	2,449,707	2,503,653
Construction	72	0	3,770	3,842	40,403	44,245

Total real estate loans	43,279	23,075	218,793	285,147	9,615,906	9,901,053
Consumer and other loans	0	0	0	0	6,868	6,868

Total	$43,279	$23,075	$218,793	$285,147	$9,622,774	$9,907,921

Activity in the allowance for loan losses is summarized as follows:

	For the Three Months Ended March 31, 2012
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential non-Home Today	$29,227	$8,462	$(7,626)	$239	$30,302
Residential Home Today	20,092	5,814	(5,820)	32	20,118
Home equity loans and lines of credit	46,435	12,204	(10,349)	1,041	49,331
Construction	1,129	520	(106)	2	1,545

Total real estate loans	96,883	27,000	(23,901)	1,314	101,296
Consumer and other loans	0	0	0	0	0

Total	$96,883	$27,000	$(23,901)	$1,314	$101,296

	For the Three Months Ended March 31, 2011
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential non-Home Today	$48,737	$4,495	$(3,896)	$83	$49,419
Residential Home Today	18,143	8,053	(1,528)	17	24,685
Home equity loans and lines of credit	76,759	10,310	(14,958)	399	72,510
Construction	4,606	(358)	(126)	10	4,132

Total real estate loans	$148,245	$22,500	$(20,508)	$509	$150,746
Consumer and other loans	1	0	0	0	1

Total	$148,246	$22,500	$(20,508)	$509	$150,747

	For the Six Months Ended March 31, 2012
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential non-Home Today	$49,484	$15,640	$(35,164)	$342	$30,302
Residential Home Today	31,025	18,717	(29,708)	84	20,118
Home equity loans and lines of credit	74,071	7,307	(33,573)	1,526	49,331
Construction	2,398	336	(1,192)	3	1,545

Total real estate loans	$156,978	$42,000	$(99,637)	$1,955	$101,296
Consumer and other loans	0	0	0	0	0

Total	$156,978	$42,000	$(99,637)	$1,955	$101,296

	For the Six Months Ended March 31, 2011
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential non-Home Today	$41,246	$15,969	$(7,960)	$164	$49,419
Residential Home Today	13,331	14,641	(3,347)	60	24,685
Home equity loans and lines of credit	73,780	26,690	(28,773)	813	72,510
Construction	4,882	(300)	(483)	33	4,132

Total real estate loans	$133,239	$57,000	$(40,563)	$1,070	$150,746
Consumer and other loans	1	0	0	0	1

Total	$133,240	$57,000	$(40,563)	$1,070	$150,747

The recorded investment in loan receivables at March 31, 2012 and September 30, 2011 is summarized in the following table. The table provides details of the recorded balances according to the method of evaluation used for determining the allowance for loan losses, distinguishing between determinations made by evaluating individual loans and determinations made by evaluating groups of loans not individually evaluated. Balances of recorded investments are net of deferred fees and any applicable loans-in-process.

	March 31, 2012			September 30, 2011
	Individually	Collectively	Total	Individually	Collectively	Total
Real estate loans:
Residential non-Home Today	$139,527	$7,243,042	$7,382,569	$159,924	$6,930,344	$7,090,268
Residential Home Today	106,963	119,976	226,939	134,381	128,506	262,887
Home equity loans and lines of credit	20,397	2,306,532	2,326,929	39,738	2,463,915	2,503,653
Construction	1,311	30,044	31,355	5,729	38,516	44,245

Total real estate loans	268,198	9,699,594	9,967,792	339,772	9,561,281	9,901,053
Consumer and other loans	0	5,141	5,141	0	6,868	6,868

Total	$268,198	$9,704,735	$9,972,933	$339,772	$9,568,149	$9,907,921

An analysis of the allowance for loan losses at March 31, 2012 and September 30, 2011 is summarized in the following table. The analysis provides details of the allowance for loan losses according to the method of evaluation, distinguishing between allowances for loan losses determined by evaluating individual loans and allowances for loan losses determined by evaluating groups of loans not individually evaluated.

	March 31, 2012			September 30, 2011
	Individually	Collectively	Total	Individually	Collectively	Total
Real estate loans:
Residential non-Home Today	$4,283	$26,019	$30,302	$25,395	$24,089	$49,484
Residential Home Today	6,193	13,925	20,118	21,938	9,087	31,025
Home equity loans and lines of credit	2,195	47,136	49,331	14,324	59,747	74,071
Construction	106	1,439	1,545	1,255	1,143	2,398

Total real estate loans	12,777	88,519	101,296	62,912	94,066	156,978
Consumer and other loans	0	0	0	0	0	0

Total	$12,777	$88,519	$101,296	$62,912	$94,066	$156,978

At March 31, 2012, individually evaluated loans that required an allowance were comprised only of loans dependent on cash flows, such as performing troubled debt restructurings, and loans with a further deterioration in the fair value of collateral not yet identified as uncollectible. All other individually evaluated loans received a charge-off if applicable. At September 30, 2011, individually evaluated loans were comprised of loans dependent on cash flows, such as performing troubled debt restructurings, and impaired loans for which the recorded investment in the impaired loan exceeded the measured value of the collateral, previously referred to as an SVA. Effective for the quarter ended December 31, 2011, and in accordance with the previously described regulatory directive, SVAs were charged-off against the recorded loan balance.

Because many variables are considered in determining the appropriate level of general valuation allowances, directional changes in individual considerations do not always align with the directional change in the balance of a particular component of the general valuation allowance. Principal balances are used for the individually evaluated portion of the allowance for loan losses. At March 31, 2012 and September 30, 2011, respectively, individually allocated, collateral-based reserves on impaired loans were $0 and $55,507; $10,773 and $7,010 were allowances on other individually reviewed loans dependent on cash flows, such as performing TDRs; and $2,003 and $395 were allowances on loans with further deteriorations in the fair value of collateral not yet identified as uncollectible. Prior to the quarter ended December 31, 2011, specific valuation allowances were assessed on impaired loans as described later in this footnote.

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

As described earlier in this footnote, Home Today loans, particularly those originated prior to March 27, 2009, have greater credit risk than traditional residential real estate mortgage loans. At March 31, 2012, approximately 55% of Home Today loans include private mortgage insurance coverage. The majority of the coverage on these loans was provided by PMI Mortgage Insurance Co. (“PMIC”), which the Arizona Department of Insurance seized in 2011 and indicated that all claims payments would be reduced by 50%. Appropriate adjustments have been made to all of the Association’s affected valuation allowances and charge-offs; and estimated loss severity factors were increased for loans evaluated collectively.

Home equity lines of credit represent a significant portion of the residential real estate portfolio. The state of the economy and low housing prices continue to have an adverse impact on this portfolio since the home equity lines generally are in a second lien position. Effective June 28, 2010, due to the deterioration in overall housing conditions including concerns for loans and lines in a second lien position, home equity lines of credit and home equity loans were no longer offered by the Association. Beginning March 20, 2012, The Association offered new home equity lines of credit to qualifying existing customers for whom the draw period of their current home equity line of credit was about to expire upon which date the home equity line of credit would otherwise convert to a ten year amortizing loan.

Construction loans generally have greater credit risk than traditional residential real estate mortgage loans. The repayment of these loans depends upon the sale of the property to third parties or the availability of permanent financing upon completion of all improvements. In the event we make a loan on property that is not yet approved for the planned development, there is the risk that approvals will not be granted or will be delayed. These events may adversely affect the borrower and the collateral value of the property. Construction loans also expose the Association to the risk that improvements will not be completed on time in accordance with specifications and projected costs. In addition, the ultimate sale or rental of the property may not occur as anticipated. Effective August 30, 2011, the Association made the strategic decision to exit the commercial construction loan business and ceased accepting new builder relationships. Existing builder commitments will be honored for a period not longer than one year, giving our customers the ability to secure new borrowing relationships.

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

The recorded investment and the unpaid principal balance of impaired loans, including those whose terms have been modified in troubled debt restructurings, as of March 31, 2012 and September 30, 2011 are summarized as follows. Balances of recorded investments are net of deferred fees.

	March 31, 2012			September 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Residential non-Home Today	$79,478	$77,201	$0	$32,713	$32,854	$0
Residential Home Today	40,012	40,103	0	8,614	8,651	0
Home equity loans and lines of credit	14,902	14,850	0	12,121	12,061	0
Construction	457	457	0	798	804	0
Consumer and other loans	0	0	0	0	0	0

Total	$134,849	$132,611	$0	$54,246	$54,370	$0

With an allowance recorded:
Residential non-Home Today	$60,049	$61,973	$4,283	$127,211	$127,758	$25,395
Residential Home Today	66,951	68,638	6,193	125,767	126,309	21,938
Home equity loans and lines of credit	5,495	5,571	2,195	27,617	27,480	14,324
Construction	854	854	106	4,931	4,971	1,255
Consumer and other loans	0	0	0	0	0	0

Total	$133,349	$137,036	$12,777	$285,526	$286,518	$62,912

Total impaired loans:
Residential non-Home Today	$139,527	$139,174	$4,283	$159,924	$160,612	$25,395
Residential Home Today	106,963	108,741	6,193	134,381	134,960	21,938
Home equity loans and lines of credit	20,397	20,421	2,195	39,738	39,541	14,324
Construction	1,311	1,311	106	5,729	5,775	1,255
Consumer and other loans	0	0	0	0	0	0

Total	$268,198	$269,647	$12,777	$339,772	$340,888	$62,912

At March 31, 2012 and September 30, 2011, respectively, the recorded investment in impaired loans includes $156,530 and $166,197 of loans modified in troubled debt restructurings of which $20,291 and $28,617 are 90 days or more past due.

For all classes of loans, a loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest according to the contractual terms of the loan agreement. Factors considered in determining that a loan is impaired may include the deteriorating financial condition of the borrower indicated by missed or delinquent payments, a pending legal action, such as bankruptcy or foreclosure, or the absence of adequate security for the loan. Impairment is measured based on the fair value of the collateral less costs to sell when it is probable that the sole source of repayment for the loan is the underlying collateral. Beginning September 30, 2010, equity loans, bridge loans, and loans modified in troubled debt restructurings were included in loans individually evaluated based on the fair value of the collateral at 90 or more days past due. Prior to September 30, 2010, the collateral-based evaluation was performed on these loans at 180 or more days past due. A loan that is identified for individual evaluation based on a failure to make timely payments will continue to be reported as impaired until it is less than 30 days past due and does not have a prior charge-off. Loans in all portfolios that have a partial charge-off due to meeting the criteria for individual impairment evaluation will continue to be individually evaluated for impairment until, at a minimum, the impairment has been recovered.

Loans modified in troubled debt restructurings are separately evaluated for impairment on a loan by loan basis at the time of restructuring and at each subsequent reporting date for as long as they are reported as troubled debt restructurings. The impairment evaluation is based on the present value of expected future cash flows discounted at the effective interest rate of the original loan when the loan is less than 90 days past due. Expected future cash flows include a discount factor representing a potential for default. Valuation allowances are recorded for the excess of the recorded investments over the result of the cash flow analyses. Troubled debt restructurings that are 90 days or more past due or have a partial charge-off are evaluated for impairment based on the fair value of the collateral. The fair value less estimated cost to dispose of the underlying property is compared to the recorded investment in the loan to estimate a loss recorded as a charge-off in the allowance for credit losses. This applies to all mortgage loans and lines of credit. Consumer loans are not considered for restructuring. A loan modified in a troubled debt restructuring is classified as an impaired loan for a minimum of one year. After one year, a loan is no longer included in the balance of impaired loans if the loan was modified to yield a market rate for loans of similar credit risk at the time of restructuring and the loan is not impaired based on the terms of restructuring agreement. The majority of the Company’s modifications do not meet these criteria.

The average recorded investment in impaired loans and the amount of interest income recognized during the period that the loans were impaired are summarized below. Beginning with the three month period ended December 31, 2011, the reported amount of interest income recognized includes interest income on all impaired loans. Prior to that period, the reported amount included interest income from only impaired loans with an allowance, resulting in a reported amount that was less than, but not materially different from, the actual amount of interest income recognized. Balances of average recorded investments are net of deferred fees.

	Three Months Ended March 31,
	2012		2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential non-Home Today	$78,237	$283	$41,507	$0
Residential Home Today	41,377	437	30,761	0
Home equity loans and lines of credit	18,170	37	16,760	0
Construction	654	1	152	0
Consumer and other loans	0	0	0	0

Total	$138,438	$758	$89,180	$0

With an allowance recorded:
Residential non-Home Today	59,536	$765	$112,467	$593
Residential Home Today	67,164	658	103,197	564
Home equity loans and lines of credit	4,339	41	33,774	40
Construction	1,283	8	6,990	9
Consumer and other loans	0	0	1	0

Total	$132,322	$1,472	$256,429	$1,206

Total impaired loans:
Residential non-Home Today	$137,773	$1,048	$153,974	$593
Residential Home Today	108,541	1,095	133,958	564
Home equity loans and lines of credit	22,509	78	50,534	40
Construction	1,937	9	7,142	9
Consumer and other loans	0	0	1	0

Total	$270,760	$2,230	$345,609	$1,206

	Six Months Ended March 31,
	2012		2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential non-Home Today	$56,096	$504	$39,919	$0
Residential Home Today	24,313	702	32,206	0
Home equity loans and lines of credit	13,512	91	17,855	0
Construction	628	13	194	0
Consumer and other loans	0	0	0	0

Total	$94,549	$1,310	$90,174	$0

With an allowance recorded:
Residential non-Home Today	93,630	$1,486	$111,794	$1,107
Residential Home Today	96,359	1,277	99,656	1,059
Home equity loans and lines of credit	16,556	80	33,785	101
Construction	2,893	28	7,499	18
Consumer and other loans	0	0	1	0

Total	$209,438	$2,871	$252,735	$2,285

Total impaired loans:
Residential non-Home Today	$149,726	$1,990	$151,713	$1,107
Residential Home Today	120,672	1,979	131,862	1,059
Home equity loans and lines of credit	30,068	171	51,640	101
Construction	3,521	41	7,693	18
Consumer and other loans	0	0	1	0

Total	$303,987	$4,181	$342,909	$2,285

The amounts of interest income on impaired loans recognized using a cash-basis method are $728 and $1,294 for the three and six months ended March 31, 2012, respectively, and are not considered material for the three and six months ended March 31, 2011.

For all loans modified during the three and six month periods ended March 31, 2012 (set forth in the table below), the pre-modification outstanding recorded investment was not materially different from the post-modification outstanding recorded investment.

The following table sets forth the recorded investment in troubled debt restructured loans modified during the period, by the types of concessions granted.

	For the Three Months Ended March 31, 2012
	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Modifications	Total
Residential non-Home Today	$2,638	$261	$193	$1,703	$364	$5,159
Residential Home Today	201	0	124	819	875	2,019
Home equity loans and lines of credit	24	0	0	14	67	105

Total	$2,863	$261	$317	$2,536	$1,306	$7,283

	For the Six Months Ended March 31, 2012
	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Modifications	Total
Residential non-Home Today	$5,360	$261	$1,430	$4,417	$1,613	$13,081
Residential Home Today	1,368	0	1,285	1,740	2,671	7,064
Home equity loans and lines of credit	24	0	62	14	158	258

Total	$6,752	$261	$2,777	$6,171	$4,442	$20,403

Troubled debt restructured loans may be modified more than once. Among other requirements, a re-modification may be available for a borrower upon the expiration of temporary modification terms if the borrower cannot return to regular loan payments. If the borrower is experiencing an income curtailment that temporarily has reduced his/her capacity to repay, such as loss of employment, reduction of hours, non-paid leave or short term disability, a temporary modification is considered. If the borrower lacks the capacity to repay the loan at the current terms due to a permanent condition, a permanent modification is considered. In evaluating the need for a re-modification, the borrower’s ability to repay is generally assessed utilizing a debt to income and cash flow analysis. As the economy remains sluggish and high unemployment persists, the need for re-modifications continues to linger, resulting in approximately 13% of short-term modifications extended into more permanent or longer-term modifications.

The following table provides information on troubled debt restructured loans modified within the last 12 months that defaulted during the period presented.

	For the Three Months Ended March 31, 2012		For the Six Months Ended March 31, 2012
Troubled Debt Restructurings That Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)		(Dollars in thousands)
Residential non-Home Today	11	$1,172	12	$1,217
Residential Home Today	52	4,189	60	4,960
Home equity loans and lines of credit	1	22	1	22

Total	64	$5,383	73	$6,199

The following tables provide information about the credit quality of residential loan receivables by an internally assigned grade. Balances are net of deferred fees and any applicable LIP.

	Pass	Special Mention	Substandard	Loss	Total
March 31, 2012
Real Estate Loans:
Residential non-Home Today	$7,282,395	$0	$100,174	$0	$7,382,569
Residential Home Today	179,596	0	47,343	0	226,939
Home equity loans and lines of credit	2,282,215	10,377	34,337	0	2,326,929
Construction	30,379	0	976	0	31,355

Total	$9,774,585	$10,377	$182,830	$0	$9,967,792

	Pass	Special Mention	Substandard	Loss	Total
September 30, 2011
Real Estate Loans:
Residential non-Home Today	$6,963,582	$0	$104,290	$22,396	$7,090,268
Residential Home Today	192,034	0	52,719	18,134	262,887
Home equity loans and lines of credit	2,449,273	13,591	27,033	13,756	2,503,653
Construction	39,378	0	3,761	1,106	44,245

Total	$9,644,267	$13,591	$187,803	$55,392	$9,901,053

Residential loans are internally assigned a grade that complies with the guidelines outlined in the Comptroller’s Handbook for Rating Credit Risk. Pass loans are assets well protected by the current paying capacity of the borrower and the value of the underlying collateral. Special Mention loans have a potential weakness that the Association feels deserves management’s attention and may result in further deterioration in their repayment prospects and/or the Association’s credit position. Substandard loans are inadequately protected by the current payment capacity of the borrower or the collateral pledged with a defined weakness that jeopardizes the liquidation of the debt. Loss loans are considered uncollectible and effective as of December, 31, 2011, will be charged off. Prior to December 31, 2011, loss loans carried an SVA.

At March 31, 2012 and September 30, 2011, respectively, the recorded investment of impaired loans includes $119,885 and $121,115 of troubled debt restructurings that are individually evaluated for impairment, but have adequately performed under the terms of the restructuring and are classified as pass loans. At March 31, 2012 and September 30, 2011, respectively, there were $34,554 and $24,576 of loans classified substandard and $10,340 and $13,553 of loans classified special mention that are not included in the recorded investment of impaired loans; rather, they are included in loans collectively evaluated for impairment.

The following table provides information about the credit quality of consumer loan receivables by payment activity.

	March 31, 2012	September 30, 2011
Performing	$5,141	$6,868
Nonperforming	0	0

Total	$5,141	$6,868

Consumer loans are internally assigned a grade of nonperforming when they become 90 days or more past due.

5.	DEPOSITS

Deposit account balances are summarized as follows:

	March 31, 2012	September 30, 2011
Negotiable order of withdrawal accounts	$1,016,152	$975,443
Savings accounts	1,772,789	1,681,586
Certificates of deposit	6,033,642	6,057,838

	8,822,583	8,714,867
Accrued interest	593	1,043

Total deposits	$8,823,176	$8,715,910

6.	INCOME TAXES

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and city jurisdictions. With few exceptions, the Company is no longer subject to federal and state income tax examinations for tax years prior to 2008. The Internal Revenue Service is currently conducting an audit of the Company’s 2008, 2009, and 2010 federal tax returns. The State of Ohio Department of Taxation is currently conducting an audit of the Company’s 2008, 2009, and 2010 Ohio Franchise Tax Returns.

The Company recognizes interest and penalties on income tax assessments or income tax refunds, where applicable, in the financial statements as a component of its provision for income taxes.

7.	DEFINED BENEFIT PLAN

The Third Federal Savings Retirement Plan (the “Plan”) is a defined benefit pension plan. Effective December 31, 2002, the Plan was amended to limit participation to employees who met the Plan’s eligibility requirements on that date. After December 31, 2002, employees not participating in the Plan, upon meeting the applicable eligibility requirements, participate in a separate tier of the Company’s defined contribution 401(k) Savings Plan. Benefits under the Plan are based on years of service and the employee’s average annual compensation (as defined in the Plan). The funding policy of the Plan is consistent with the funding requirements of U.S. federal and other governmental laws and regulations.

The components of net periodic benefit cost recognized in the statements of income are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Service cost	$0	$1,084	$1,005	$2,168
Interest cost	678	984	1,595	1,968
Expected return on plan assets	(945)	(841)	(1,837)	(1,683)
Amortization of net loss	58	438	458	876
Amortization of prior service cost	0	(15)	(15)	(30)
Recognized net gain due to curtailment	0	0	(267)	0

Net periodic benefit cost	$(209)	$1,650	$939	$3,299

Minimum employer contributions paid during the six months ended March 31, 2012 were $2,350. Minimum employer contributions expected during the remainder of the fiscal year are $2,101.

During the quarter ended December 31, 2011, the Company adopted an amendment to freeze Plan benefit accruals as of December 31, 2011 for participants in the Plan. As of December 31, 2011, the projected benefit obligation, as well as the unfunded liability recorded, was reduced by $16,149, the portion attributable to future salary increases. As a result of the freeze, net periodic benefit cost recognized in the statement of income will be significantly reduced after December 31, 2011. Offsetting a portion of that decrease will be a future benefit contribution attributable to employees impacted by the freeze, as they became eligible for the third tier of benefits under the 401(k) savings plan after December 31, 2011. The combined expense expected to be recorded during fiscal 2012 for the net periodic benefit cost of the pension plan and the additional third tier contributions for the affected employees is estimated to be $1,500.

8.	EQUITY INCENTIVE PLAN

On December 19, 2011, 1,277,500 options to purchase our common stock and 444,700 restricted stock units were granted to certain officers and employees of the Company. The awards were made pursuant to the shareholder-approved 2008 Equity Incentive Plan.

During the six months ended March 31, 2012 and 2011, the Company recorded $3,777 and $3,625, respectively, of stock-based compensation expense, comprised of stock option expense of $1,939 and $1,426, respectively, and restricted stock units expense of $1,838 and $2,199, respectively.

At March 31, 2012, 6,283,425 shares were subject to options, with a weighted average exercise price of $11.28 per share and a weighted average grant date fair value of $2.95 per share. Expected future expense related to the 5,429,223 non-vested options outstanding as of March 31, 2012 is $8,274 over a weighted average of 2.8 years. At March 31, 2012, 1,486,165 restricted stock units, with a weighted average grant date fair value of $10.82 per unit, are unvested. Expected future compensation expense relating to the 1,682,900 restricted stock units outstanding as of March 31, 2012 is $10,097 over a weighted average period of 3.3 years. Each unit is equivalent to one share of common stock.

9.	COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business, the Company enters into commitments with off-balance sheet risk to meet the financing needs of its customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to originate loans generally have fixed expiration dates of 60 to 360 days or other termination clauses and may require payment of a fee. Unfunded commitments related to home equity lines of credit generally expire ten years following the date that the line of credit was established, subject to various conditions including compliance with payment obligations, adequacy of collateral securing the line and maintenance of a satisfactory credit profile by the borrower. Since some of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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

At March 31, 2012, the Company had commitments to originate loans as follows:

Fixed-rate mortgage loans	$253,128
Adjustable-rate mortgage loans	414,550
Equity and bridge loans	862

Total	$668,540

At March 31, 2012, the Company had unfunded commitments outstanding as follows:

Home equity lines of credit (excluding commitments for suspended accounts)	$1,393,823
Construction loans	26,088
Private equity investments	13,813

Total	$1,433,724

At March 31, 2012, the unfunded commitment on home equity lines of credit, including commitments for accounts suspended as a result of material default or a decline in equity, is $1,631,350.

The Company assumes a portion of the mortgage guaranty insurance on an excess of loss basis for the mortgage guaranty risks of certain mortgage loans in its own portfolio, including Home Today loans and loans in its servicing portfolio, through reinsurance contracts with two primary mortgage insurance companies. Under these contracts, the Company absorbs mortgage insurance losses in a range of 5% to 12% in excess of the initial 5% loss layer of a given pool of loans, in exchange for a portion of the pool’s mortgage insurance premiums. The first 5% layer of loss must be exceeded before the Company assumes any liability. At March 31, 2012, the maximum losses under the reinsurance contracts were limited to $15,087. The Company has paid $3,334 of losses under these reinsurance contracts and has provided a liability for the remaining estimated losses totaling $3,778 as of March 31, 2012. When evaluating whether or not the reserves provide a reasonable provision for unpaid loss and loss adjustment expenses, it is necessary to project future loss and loss adjustment expense emergence and payments for loan delinquencies occurring through the balance sheet date. The actual future loss and loss adjustment expense may not develop as actuarially projected. They may in fact vary materially from the projections as mortgage insurance results are influenced by a number of factors such as unemployment, housing market conditions and loan repayment rates. Management believes it has made adequate provision for estimated losses. Based upon notice from the Company’s two primary mortgage insurance companies, no new contracts are being added to the Company’s risk exposure. The Company’s insurance partners will retain all new mortgage insurance premiums and all new risk.

The following table summarizes the activity in the liability for unpaid losses and loss adjustment expenses:

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Balance, beginning of period	$3,979	$4,787	$4,023	$5,082
Incurred increase (decrease)	329	(128)	500	(142)
Paid claims	(530)	(251)	(745)	(532)

Balance, end of period	$3,778	$4,408	$3,778	$4,408

Management expects that the above commitments will be funded through normal operations.

10.	FAIR VALUE

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

As permitted under the fair value guidance in U.S. GAAP, the Company elects to measure at fair value, mortgage loans classified as held for sale that are subject to pending agency contracts to securitize and sell loans. This election is expected to reduce volatility in earnings related to timing issues on loan securitization contracts.

Presented below is a discussion of the methods and significant assumptions used by the Company to estimate fair value.

Investment Securities Available for Sale – Investment securities available for sale are recorded at fair value on a recurring basis. At March 31, 2012 and September 30, 2011, respectively, this includes $6,368 and $7,383 of investments in U.S. government and agency obligations including U.S. Treasury notes and sequentially structured, highly liquid collateralized mortgage obligations (“CMOs”) issued by Fannie Mae, Freddie Mac, and Ginnie Mae and $8,119 and $8,516 of secured institutional money market deposits insured by the FDIC up to the current coverage limits, with any excess collateralized by the holding institution. Both are measured using the market approach. The fair values of treasury notes and CMOs represent unadjusted price estimates obtained from third party independent nationally recognized pricing services using pricing models or quoted prices of securities with similar characteristics and are included in Level 2 of the hierarchy. At the time of initial measurement and, subsequently, when changes in methodologies occur, management obtains and reviews documentation of pricing methodologies used by third party pricing services to verify that prices are determined in accordance with fair value guidance in U.S. GAAP and to ensure that assets are properly classified in the fair value hierarchy. Additionally, third party pricing is reviewed on a monthly basis for reasonableness based on the market knowledge and experience of company personnel that interact daily with the markets for these types of securities. The carrying amount of the money market deposit accounts is considered a reasonable estimate of their fair value because they are cash deposits in interest bearing accounts valued at par. These accounts are included in Level 1 of the hierarchy.

Mortgage Loans Held for Sale– The fair value of mortgage loans held for sale is estimated using a market approach based on quoted secondary market pricing for loan portfolios with similar characteristics. Loans held for sale are carried at the lower of cost or fair value except, as described above, the Company elects the fair value measurement option for mortgage loans held for sale subject to pending agency contracts to securitize and sell loans. Loans held for sale are included in Level 2 of the hierarchy. Loans held for sale at March 31, 2012 are carried at cost. There were no loans held for sale at September 30, 2011.

Impaired Loans – Impaired loans represent certain loans held for investment that are subject to a fair value measurement under U.S. GAAP because they are individually evaluated for impairment and that impairment is measured using a fair value measurement, such as the observable market price of the loan or the fair value of the collateral less estimated costs to sell. Impairment is measured using the market approach based on the fair value of the collateral less estimated costs to sell for loans the Company considers to be collateral-dependent due to a delinquency status or other adverse condition severe enough to indicate that the borrower can no longer be relied upon as the continued source of repayment. These conditions are described more fully in Note 4, Loans and Allowance for Loan Losses.

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

To calculate impairment of collateral-dependent loans, the fair market values of the collateral are reduced by estimated costs to sell to reflect average net proceeds. Costs to sell, derived from historical experience and recent market conditions, range from 11% to 43%. Historically, a specific valuation allowance was recorded by a charge to income for any indicated impairment loss. Beginning with the quarter ended December 31, 2011, any indicated impairment loss is charged off. When no impairment loss is indicated, the carrying amount is considered to approximate the fair value of that loan to the Company because contractually that is the maximum recovery the Company can expect. Loans individually evaluated for impairment based on the fair value of the collateral are included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis.

Real Estate Owned – Real estate owned includes real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of acquisition cost basis or fair value less estimated costs to sell. Fair value is estimated under the market approach using independent third party appraisals. As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions. At March 31, 2012 and September 30, 2011, respectively, there was $13,402 and $10,533 of real estate owned included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis where the acquisition costs exceeded the fair values less estimated costs to sell of these properties. Real estate owned, as reported in the Consolidated Statements of Condition, includes estimated costs to sell of $823 and $446 related to these properties at March 31, 2012 and September 30, 2011, respectively.

Mortgage Loan Servicing Assets – Mortgage loan servicing assets are initially recorded at fair value and subsequently amortized over the estimated period of servicing income. The servicing assets are assessed for impairment, based on fair value, on a quarterly basis using a discounted cash flow model incorporating assumptions market participants would use including estimated prepayment speeds, discount factors, and estimated costs to service. For measurement purposes, servicing assets are separated into stratum segregated primarily by the predominant risk characteristics of the loans serviced, such as type, fixed and adjustable rates, original terms, and interest rates. When the carrying value of the servicing asset for an individual stratum exceeds the fair value, the stratum is considered impaired. The amount of impairment is recognized through a valuation allowance recorded in current earnings and the stratum is included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis. There was no impairment of the mortgage loan servicing asset recognized at March 31, 2012 and September 30, 2011.

Land Held for Development – Land held for development includes real estate surrounding the Company’s main office in Cleveland, Ohio, acquired to preserve and redevelop the community. It is carried at the lower of cost basis or fair value less estimated costs to sell or develop and is included in other assets in the Consolidated Statements of Condition. Fair value is estimated under the market approach using values for comparable projects, adjusted by management to reflect current economic and market conditions. At March 31, 2012, land held for development is carried at its cost basis. At September 30, 2011, there was $111 of land held for development included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis. At September 30, 2011, the acquisition cost of these properties exceeded their fair values less estimated cost to sell or develop by $3,000.

Derivatives – Derivative instruments include forward commitments on contracts to deliver loans or mortgage-backed securities. Derivatives are reported at fair value in other assets or other liabilities in the Consolidated Statement of Condition with changes in value recorded in current earnings. Fair value is estimated using quoted secondary market pricing for loan portfolios with similar characteristics. Forward commitments on contracts to deliver mortgage-backed securities are included in Level 2 of the hierarchy. The fair value of forward commitments on contracts to deliver loans was $0 at March 31, 2012 and September 30, 2011.

Assets and liabilities carried at fair value on a recurring basis in the Consolidated Statements of Condition at March 31, 2012 and September 30, 2011 are summarized below.

		Recurring Fair Value Measurements at Reporting Date Using
	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment securities available for sale:
U.S. government and agency obligations	$2,040	$0	$2,040	$0
REMIC’s	4,328	0	4,328	0
Money market accounts	8,119	8,119	0	0

Total	$14,487	$8,119	$6,368	$0

		Recurring Fair Value Measurements at Reporting Date Using
	September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment securities available for sale:
U.S. government and agency obligations	$2,046	$0	$2,046	$0
REMIC’s	5,337	0	5,337	0
Money market accounts	8,516	8,516	0	0

Total	$15,899	$8,516	$7,383	$0

Summarized in the tables below are those assets measured at fair value on a nonrecurring basis. This includes loans held for investment that are individually evaluated for impairment excluding performing troubled debt restructurings, land held for development that is carried at lower of acquisition cost or fair value less estimated cost to sell or develop, and properties included in real estate owned that are carried at fair value less estimated costs to sell at the reporting date.

		Nonrecurring Fair Value Measurements at Reporting Date Using
	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans, net of allowance	$134,919	$0	$0	$134,919
Real estate owned[1]	13,402	0	0	13,402

Total	$148,321	$0	$0	$148,321

[1]	Amounts represent fair value measurements of properties before deducting estimated costs to sell.

		Nonrecurring Fair Value Measurements at Reporting Date Using
	September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans, net of allowance	$145,698	$0	$0	$145,698
Real estate owned[1]	10,533	0	0	10,533
Land held for development	111	0	0	111

Total	$156,342	$0	$0	$156,342

[1]	Amounts represent fair value measurements of properties before deducting estimated costs to sell.

The following provides quantitative information about significant unobservable inputs categorized within Level 3 of the Fair Value Hierarchy.

	Fair Value 3/31/12	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Real Estate Owned	$13,402	Market comparables, adjusted to reflect current economic and market conditions.	Discount on appraised value for recent market conditions: • Properties appraised $0 to $50 • Properties appraised greater than $50	1% - 60% (25.6%) 1% - 28% (8%)

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

	At March 31, 2012		At September 30, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and due from banks	$43,739	$43,739	$35,532	$35,532
Other interest bearing cash equivalents	298,676	298,676	259,314	259,314
Investment securities:
Available for sale	14,487	14,487	15,899	15,899
Held to maturity	374,517	377,500	392,527	398,725
Mortgage loans held for sale	245,921	254,276	0	0
Loans-net:
Mortgage loans held for investment	9,866,496	10,081,884	9,744,075	9,953,386
Other loans	5,141	5,489	6,868	7,597
Federal Home Loan Bank stock	35,620	35,620	35,620	35,620
Private equity investments	1,188	1,188	1,604	1,604
Accrued interest receivable	34,918	34,918	35,854	35,854
Liabilities:
NOW and passbook accounts	$2,788,941	$2,788,941	$2,657,029	$2,657,029
Certificates of deposit	6,034,235	6,188,339	6,058,881	6,248,137
Borrowed funds	419,094	422,397	139,856	142,889
Borrowers’ advances for taxes and insurance	55,722	55,722	58,235	58,235
Principal, interest and escrow owed on loans serviced	150,870	150,870	151,859	151,859

Presented below is a discussion of the valuation techniques and inputs used by the Company to estimate fair value and the level of the fair value hierarchy within which the measurements are categorized.

Cash and Due from Banks, Interest Earning Cash Equivalents— The carrying amount is a reasonable estimate of fair value. (Level 1)

Investment and Mortgage-Backed Securities— Estimated fair value for investment and mortgage-backed securities is based on quoted market prices, when available. If quoted prices are not available, management will use as part of their estimation process fair values that are obtained from third party independent nationally recognized pricing services using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. (Level 2)

Loans— For mortgage loans held for investment and other loans, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining term. The use of current rates to discount cash flows reflects current market expectations with respect to credit exposure. Impaired loans are measured at the lower of cost or fair value as described above in this note. (Level 3)

Federal Home Loan Bank Stock— It is not practical to estimate the fair value of FHLB stock due to restrictions on its transferability. The fair value is estimated at the carrying value, which is par. All transactions in capital stock of the FHLB of Cincinnati are executed at par.

Private Equity Investments— Private equity investments are initially valued based upon transaction price. The carrying value is subsequently adjusted when it is considered necessary based on current performance and market conditions. The carrying values are adjusted to reflect expected exit values. These investments are included in Other Assets in the accompanying Consolidated Statements of Condition at fair value. (Level 3)

Deposits— The fair value of demand deposit accounts is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using discounted cash flows and rates currently offered for deposits of similar remaining maturities. (Level 2)

Borrowed Funds— Estimated fair value for borrowed funds is estimated using discounted cash flows and rates currently charged for borrowings of similar remaining maturities. (Level 2)

Accrued Interest Receivable, Borrowers’ Advances for Insurance and Taxes, and Principal, Interest and Escrow Owed on Loans Serviced— The carrying amount is a reasonable estimate of fair value. (Level 2)

11.	DERIVATIVE INSTRUMENTS

The Company may enter into forward commitments for the sale of mortgage loans principally to protect against the risk of adverse interest rate movements on net income. The Company recognizes the fair value of such contracts when the characteristics of those contracts meet the definition of a derivative. Such derivatives are not designated in a hedging relationship; therefore, gains and losses are recognized immediately in the statement of income. In addition, the Company may enter into commitments to originate loans, which when funded, will be classified as held for sale. Such commitments meet the definition of a derivative and are not designated in a hedging relationship; therefore, gains and losses are recognized immediately in the statement of income. The fair value of forward commitments for the sale of mortgage loans was $0 at March 31, 2012 and September 30, 2011. The Company had no derivatives designated as hedging instruments under Accounting Standards Codification (“ASC”) 815, “Derivatives and Hedging,” during the three and six months ended March 31, 2012 and 2011.

The following table summarizes the effect of previously held derivative instruments not designated as hedging instruments.

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended March 31,		Six Months Ended March 31,
	Location of Gain or (Loss) Recognized in Income	2012	2011	2012	2011
Forward commitments for the sale of mortgage loans	Net gain on the sale of loans	0	(5)	0	(5)

Total		$0	$(5)	$0	$(5)

12.	RECENT ACCOUNTING PRONOUNCEMENTS

Pending as of March 31, 2012

Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2011-12, “Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” defers indefinitely the provisions of FASB ASU 2011-05 that require entities to present reclassification adjustments for items that are reclassified from other comprehensive income (“OCI”) to net income by component in both the statement in which net income is presented and the statement in which OCI is presented. The only impact of these amendments on the Company’s consolidated financial statements would be a change in the presentation of OCI.

FASB ASU 2011-05, “Presentation of Comprehensive Income” eliminates the option to present OCI in the statement of shareholders’ equity and provides an entity the option to present the total of comprehensive income, the components of net income, and the components of OCI either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of OCI along with a total for OCI, and a total amount for comprehensive income. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s). The amendments in this update will be applied retrospectively for all periods presented and are effective for the company for the interim and annual periods beginning October 1, 2012, with early adoption permitted. The only impact of these amendments on the Company’s consolidated financial statements will be a change in the presentation of OCI.

FASB ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment” was issued in September 2011 to reduce the cost and complexity of performing the first step of the two-step goodwill impairment test. This amendment permits an entity to first assess qualitative factors to determine whether the existence of events or circumstances leads to a more likely than not (more than 50%) likelihood that the fair value of the reporting unit is less than its carrying amount. The performance of the two-step impairment test becomes unnecessary if, after assessing the totality of events and circumstances, the entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount. The amendment is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Adopted in quarter ended March 31, 2012

FASB ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” eliminates unnecessary wording differences between U.S. GAAP and International Financial Reporting Standards, clarifies the intent of existing fair value measurements, and expands disclosure requirements. ASU 2011-04 indicates that the highest and best use and valuation premise in a fair value measurement only apply to nonfinancial assets. In addition, ASU 2011-04 expands qualitative and quantitative fair value disclosures including those related to descriptions of valuation processes used, the sensitivity of the fair value to changes in unobservable inputs and the interrelationships between those inputs, and quantitative disclosures about unobservable inputs and assumptions. The amendments in ASU 2011-04 are effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements. The new and amended disclosures are included in Note 10, Fair Value.

FASB ASU 2011-03, “Reconsideration of Effective Control for Repurchase Agreements” eliminates from U.S. GAAP the requirement for entities to consider whether a transferor (i.e., seller) has the ability to repurchase the financial assets in a repurchase agreement. This requirement was one of the criteria under ASC 860 that entities used to determine whether the transferor maintained effective control. Although entities must consider all the effective-control criteria under ASC 860, the elimination of this requirement may lead to more conclusions that a repurchase arrangement should be accounted for as a secured borrowing rather than as a sale. The amendments in ASU 2011-03 are effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

Regionally high unemployment, weak residential real estate values, capital and credit markets that remain at less than robust levels, and a general lack of confidence in the financial service sector of the economy continue to present challenges for us.

Management believes that the following matters are those most critical to our success: (1) controlling our interest rate risk exposure; (2) monitoring and limiting our credit risk; (3) maintaining access to adequate liquidity and alternative funding sources; and (4) monitoring and controlling operating expenses.

Controlling Our Interest Rate Risk Exposure. Although housing and credit quality issues persist in financial headlines and continue to have a negative effect on our operating results and, as described below, are certainly a matter of significant concern for us, historically our greatest risk has been interest rate risk exposure. When we hold long-term, fixed-rate assets, funded by liabilities with shorter re-pricing characteristics, we are exposed to potentially adverse impact from rising interest rates. Generally, and particularly over extended periods of time that encompass full economic cycles, interest rates associated with longer term assets have been higher than interest rates associated with shorter term assets. This difference has been an important component of our net interest income and is fundamental to our operations. We manage the risk of holding long-term, fixed-rate mortgage assets primarily by moderating the attractiveness of our loan offerings, thereby controlling the level of additions (new originations) to our portfolio, and, prior to September 30, 2010, by periodically selling long-term, fixed-rate mortgage loans in the secondary market to reduce the amount of those assets held in our portfolio. During the six months ended March 31, 2012 no loans were sold while during the six months ended March 31, 2011, $5.3 million of long-term, fixed-rate mortgage loans were sold. For the full fiscal year ended September 30, 2011, we sold $33.6 million of long-term, fixed-rate mortgage loans. The total balance of loans sold subsequent to June 30, 2010 has been nominal in relation to the balance of our owned fixed-rate portfolio. As described in the following paragraphs, the low volume of loan sales since June 30, 2010 reflects the impact of changes by Fannie Mae related to requirements for loans that it accepts and a reduced level of fixed-rate loan originations.

Effective July 1, 2010, Fannie Mae, historically the Association’s primary loan investor, implemented certain loan origination requirement changes affecting loan eligibility that, to date, we have not adopted. In reaching our current decision regarding implementation of the changes necessary to comply with Fannie Mae’s revised requirements, we considered that since 1991, the Association, employing only non-commissioned loan originators and utilizing a centralized underwriting process, had sold loans to Fannie Mae under a series of proprietary variances, or contract waivers, that were negotiated between us and Fannie Mae during the term of our relationship. These proprietary concessions related to certain loan file documentation and quality control procedures that, in our opinion, did not diminish in any way the excellent credit quality of the loans that we delivered to Fannie Mae, but facilitated the efficiency and effectiveness of our operations and the quality and value of the loan products that we were able to offer to our borrowers. The credit quality of the loans that we delivered to Fannie Mae was consistently evidenced by the superior delinquency profile of our portfolio in peer performance comparisons prepared by Fannie Mae throughout the term of our relationship. In response to the tumult of the housing crisis that commenced in 2008, and with the objective of improving the credit profile of its overall loan portfolio, Fannie Mae has enacted many credit tightening measures, culminating in the effective elimination of proprietary variances and waivers, accompanied by the imposition of additional file documentation requirements and expanded quality control procedures. In addition to substantively changing Fannie Mae’s operating environment, effects of the housing crisis spread throughout the secondary residential mortgage market and resulted in a significantly altered operating framework for all secondary market participants. We believe that this dramatically altered operating framework offers opportunities for business process innovators to create new secondary market solutions especially as such opportunities pertain to high credit quality residential loans similar to those that we have traditionally originated. With the current uncertainty as to how the secondary market might be structured in the future, the Association has concluded that it is premature to incur the costs of the infrastructural changes to our operations (file documentation collection and additional quality control procedures) that would be necessary to fully comply with current

Fannie Mae loan eligibility standards. In the near term, the Association expects to monitor secondary market developments and will continue to assess the merits of implementing the changes required to comply with Fannie Mae’s loan eligibility standards. During the three months ended March 31, 2012, we reclassified a pool of high credit quality, fixed-rate, first mortgage loans, with a principal balance of $248.1 million, from “loans held for investment” to “loans held for sale” and engaged an investment banking representative to offer those loans for sale as non-agency, whole loans in the secondary market. As a condition to any transaction, the Association will retain the mortgage servicing rights associated with any loans sold. At March 31, 2012 those loans had a recorded investment of $245.9 million.

Since June 30, 2010, the Association’s ability to significantly reduce interest rate risk via our traditional loan sales of newly originated longer-term fixed rate residential loans has been limited and will remain so until either the Association changes its loan origination processes or Fannie Mae, Freddie Mac or other market participants revise their loan eligibility standards. In the absence of such changes, future sales of fixed-rate mortgage loans will be predominantly limited to those loans that have established payment histories, strong borrower credit profiles and are supported by adequate collateral values. In that regard, in June 2011, we sold, on a servicing retained basis, $20.3 million of fixed-rate mortgage loans to a private investor and in March 2012, as stated above, we reclassified $248.1 million in principal balances of fixed-rate mortgage loans to “held for sale” with the intent to sell those loans on a servicing retained basis to private investors. Also, in response to the agencies’ loan eligibility changes, in July 2010 we began marketing an adjustable-rate mortgage loan product that provides us with improved interest rate risk characteristics when compared to a long-term, fixed-rate mortgage. Since its introduction, the “SmartRate” adjustable rate mortgage has offered borrowers an interest rate lower than that of a fixed-rate loan. The rate is locked for three or five years then resets annually after that. It contains a feature to relock the rate an unlimited number of times at our then current rate and fee schedule, for another three or five years (dependent on the original reset period) without having to complete a full refinance transaction. Relock eligibility is subject to satisfactory payment performance history by the borrower (never 60 days late, no 30-day delinquencies during the last twelve months, current at the time of relock, and no foreclosures or bankruptcies since the SmartRate application was taken). In addition to a satisfactory payment history, relock eligibility requires that the property continue to be the borrower’s primary residence. The loan term cannot be extended in connection with a relock nor can new funds be advanced. All interest rate caps and floors remain as originated. During the six months ended March 31, 2012 and 2011, adjustable-rate mortgage loan production totaled $773.1 million and $802.7 million, respectively, while during the same time periods, fixed-rate mortgage loan production totaled $564.4 million and $647.3 million, respectively. By comparison, during the six months ended March 31, 2010, adjustable-rate mortgage loan production totaled $15.4 million while fixed rate production totaled $725.4 million. The amount of origination and refinancing volumes along with the portion of that activity that pertains to loans that we previously sold (but for which we retained the right to provide mortgage servicing so as to maintain our relationship with our customer) when coupled with the level of loan sales, if any, determines the balance of loans held on our balance sheet. The amount of adjustable-rate loan activity described above resulted in $2.45 billion of long-term adjustable-rate loans in our residential mortgage loans held for investment portfolio at March 31, 2012, as compared to $1.83 billion at September 30, 2011 and $1.58 billion at March 31, 2011. In addition, fixed-rate mortgage loan activity described above resulted in $5.19 billion of long-term fixed rate loans in our residential mortgage loans held for investment portfolio at March 31, 2012, as compared to $5.56 billion at September 30, 2011 and $5.64 billion at March 31, 2011. The March 31, 2012 measurement excludes $245.9 million of long-term, fixed-rate loans reported as “held for sale”. At September 30, 2011 and March 31, 2011, “held for sale” loans excluded from the portfolio balances of fixed-rate loans described above totaled $0 and $8.1 million, respectively.

In the past, we have also managed interest rate risk by promoting home equity lines of credit, which have a variable interest rate. As described below, this product carries an incremental credit risk component and has been adversely impacted by the housing market downturn. Effective June 28, 2010, we suspended the acceptance of new home equity credit applications with the exception of bridge loans and, in accordance with a reduction plan that was accepted by our primary federal banking regulator in December 2010, we actively pursued strategies to decrease the outstanding balance of our home equity lending portfolio as well as our exposure to undrawn home equity lines of credit. During the quarter ended June 30, 2011, we achieved the balance and exposure reduction targets included in the reduction plan. Beginning in March 2012, we again offered new home equity lines of credit to qualifying existing customers for whom the draw period of their current home equity line of credit was about to expire, upon which date the home equity line of credit would otherwise convert to a ten year amortizing loan; additionally, we have begun to allow, subject to certain property and credit performance conditions, home equity line of credit customers not approaching repayment to refinance into new home equity lines of credit for other purposes, typically increases in the available line. At March 31, 2012, commitments to extend new home equity lines of credit to our existing customers totaled $240 thousand. Notwithstanding achievement of the reduction plan target and recent limited offers to extend new revolving lines of credit to qualifying, existing home equity line of credit customers, promotion of this product is not a current, meaningful strategy used to manage our interest rate risk profile.

Should a rapid and substantial increase occur in general market interest rates, it is probable that, prospectively and particularly over a multi-year time horizon, the level of our net interest income would be adversely impacted.

Monitoring and Limiting Our Credit Risk. While, historically, we had been successful in limiting our credit risk exposure by generally imposing high credit standards with respect to lending, the confluence of unfavorable regional and macro-economic events since 2008, coupled with our pre-2010 expanded participation in the second lien mortgage lending markets, has significantly refocused our attention with respect to credit risk. In response to the evolving economic landscape, we have continuously revised and updated our quarterly analysis and evaluation procedures, as needed, for each category of our lending with the objective of identifying and recognizing all appropriate credit impairments. At March 31, 2012, 89% of our assets consisted of residential real estate loans (both “held for sale” and “held for investment”) and home equity loans and lines of credit, the overwhelming majority of which were originated to borrowers in the states of Ohio and Florida. Our analytic procedures and evaluations include specific reviews of all home equity loans and lines of credit that become 90 or more days past due, as well as specific reviews of all first mortgage loans that become 180 or more days past due. We also expanded our analysis of current performing home equity lines of credit to better mitigate future risk of loss. Beginning March 31, 2012, performing home equity lines of credit were transferred to non-accrual status in those instances in which the borrower was 180 days or more delinquent on a first lien obligation or 90 days or more delinquent on a first lien modification. At March 31, 2012 the recorded investment of home equity lines of credit transferred to non-accrual was $14.6 million.

In response to current market conditions, and in an effort to limit our credit risk exposure and improve the credit performance of new customers, we have tightened our credit criteria in evaluating a borrower’s ability to successfully fulfill his or her repayment obligation and we have revised the design of many of our loan products to require higher borrower down-payments, limited the products available for condominiums, and eliminated certain product features (such as interest-only adjustable-rate loans, loans above certain loan-to-value ratios, and prior to March 2012, home equity lending products with the exception of bridge loans).

Prior to its July 21, 2011 merger into the Office of the Comptroller of the Currency (“OCC”), the Office of Thrift Supervision (“OTS”) expressed concerns with the risk concentration and other aspects of the Association’s home equity loans and lines of credit portfolio and the administration of that portfolio. Under the terms of an August 13, 2010 memorandum of understanding (the “MOU”) between the Association and the OTS, management prepared, or obtained, and submitted to the OTS: (1) a third party report on our home equity lending portfolio; (2) a home equity lending reduction plan (the “Reduction Plan”); (3) enhanced home equity lending and credit risk management policies and procedures; and (4) an updated business plan. On December 27, 2010, notice was received from the OTS that it did not object to the Reduction Plan. The Reduction Plan spanned the period from June 30, 2010 through December 31, 2011. As of December 31, 2011, the Reduction Plan’s targets (a $1 billion reduction in home equity lending commitments, including a $300 million reduction in outstanding balances) had been met and exceeded as home equity lending commitments had been reduced by $1.31 billion, including $506.1 million in outstanding balances, to $3.83 billion. Further reductions occurred during the quarter ended March 31, 2012 and as a result, through March 31, 2012 home equity lending commitments had been reduced by $1.42 billion, including $587.3 million in outstanding balances, to $3.72 billion. Other elements of the Reduction Plan included: a $150 million capital infusion from the Company to the Association, which was completed in October, 2010, and implementation of expanded line management, account management and collection processes regarding home equity lending. These process changes are all now substantially complete. Further, the ratio of the Association’s home equity loans and lines of credit portfolio and open commitments relative to Tier 1 Capital, plus the allowance for loan losses, was reduced to 229% at March 31, 2012 from 237% at December 31, 2011. The December 31, 2011 targeted ratio as contained in the Reduction Plan was 261%.

Effective February 7, 2011, the MOU was terminated and replaced by new memoranda of understanding (the “New MOU”) covering the Association, Third Federal Savings, MHC and the Company. The New MOU addressed the ongoing monitoring of issues raised in the original MOU. In addition, the New MOU required, at various dates through December 31, 2011, the following actions, all of which we have performed: (1) an independent assessment of the Association’s interest rate risk management policy and a plan to address any deficiencies (the assessment was submitted to the OTS on February 14, 2011 and the plan to address deficiencies was submitted on February 25, 2011); (2) an independent review of management compensation (the review was submitted to the OTS on June 30, 2011); (3) the submission of an independent enterprise risk management study and a plan to address any deficiencies (the study and plan to address deficiencies was submitted to the OTS on February 11, 2011); (4) the submission for OTS non-objection 45 days in advance of any plans for new debt, dividends or stock repurchases; (5) formal management and director succession plans (these plans were submitted to the OTS on March 30, 2011 and April 29, 2011, respectively); and (6) revisions to various operational policies (each of which has been completed). In a self-initiated effort, and prior to receipt of the New MOU, in September 2010, we engaged a third party to conduct an independent assessment of our interest rate risk management policy and our enterprise risk management approach. As indicated above, just days after receipt of the New MOU, the assessments were submitted to the OTS. As a result of the assessments, we have installed a new interest rate risk model that provides more customized analysis and we have established new board and management level committees to govern and oversee risk management and compliance. As indicated above, we believe that to date, we have complied with all of the stipulations of the MOU and New MOU and are awaiting results of the regulatory validation process. We do not anticipate results until sometime during the quarter ending September 30, 2012. The requirements of the MOU and New MOU carry costs to complete which will continue to increase our non-interest expense in amounts that have not been, and are not expected to, but may be, material to our results of operations. The Company does not intend to declare or pay a cash dividend, or to repurchase any of its outstanding common stock until the concerns of our regulators are resolved. The requirements of the New MOU will remain in effect until our primary regulator decides to terminate, suspend or modify them.

One aspect of our credit risk concern relates to the high percentage of our loans that are secured by residential real estate in the states of Ohio and Florida, particularly in light of the difficulties that have arisen with respect to the real estate markets in those states. At March 31, 2012, approximately 78.8% and 17.8% of the combined total of our residential, non-Home Today and construction loans held for investment were secured by properties in Ohio and Florida, respectively. Our 30 or more days delinquency ratios on those loans in Ohio and Florida at March 31, 2012 were 1.1% and 3.4%, respectively. Our 30 or more days delinquency ratio for the non-Home Today portfolio as a whole was 1.5%. Also, at March 31, 2012, approximately 39.0% and 28.9% of our home equity loans and lines of credit were secured by properties in Ohio and Florida, respectively. Our 30 days or more delinquency ratios on those loans in Ohio and Florida at March 31, 2012 were 1.2% and 1.9%, respectively. Our 30 or more days delinquency ratio for the home equity loans and lines of credit portfolio as a whole was 1.4%. While we focus our attention on, and are concerned with respect to the resolution of, all loan delinquencies, as these ratios illustrate, our highest concern is centered on loans that are secured by properties in Florida. The “Allowance for Loan Losses” portion of the Critical Accounting Policies section provides extensive details regarding our loan portfolio composition, delinquency statistics, our methodology in evaluating our loan loss provisions and the adequacy of our allowance for loan losses. As long as unemployment levels remain high, particularly in Ohio and Florida, and Florida housing values remain depressed, due to prior overbuilding and speculation which has resulted in considerable inventory on the market, we expect that we will continue to experience elevated levels of delinquencies and risk of loss.

Our residential Home Today loans are another area of credit risk concern. Although the recorded investment in these loans totaled $226.9 million at March 31, 2012 and constituted only 2.3% of our total “held for investment” loan portfolio balance, these loans comprised 24.2% and 24.3% of our 90 days or greater delinquencies and our total delinquencies, respectively. At March 31, 2012, approximately 95.9% and 4.0% of our residential, Home Today loans were secured by properties in Ohio and Florida, respectively. At March 31, 2012, the percentages of those loans delinquent 30 days or more in Ohio and Florida were 20.2% and 16.6%, respectively. The disparity between the portfolio composition ratio and delinquency composition ratio reflects the nature of the Home Today loans. Prior to March 27, 2009, these loans were made to customers who, generally because of poor credit scores, would not have otherwise qualified for our loan products. We do not offer, and have not offered, loan products frequently considered to be designed to target sub-prime borrowers containing features such as higher fees or higher rates, negative amortization, or low initial payment features with adjustable interest rates. Our Home Today loan products, which prior to March 27, 2009 were made to borrowers whose credit profiles might be described as sub-prime, generally contain the same features as loans offered to our non-Home Today borrowers. The overriding objective of our Home Today lending, just as it is with our non-Home Today lending, was to create successful homeowners. We have attempted to manage our Home Today credit risk by requiring that borrowers attend pre- and post-borrowing financial management education and counseling and that the borrowers be referred to us by a sponsoring organization with which we have partnered. Further, to manage the credit aspect of these loans, inasmuch as the majority of these buyers do not have sufficient funds for required down payments, many loans include private mortgage insurance. At March 31, 2012, 55.4% of Home Today loans included private mortgage insurance coverage. From a peak recorded investment of $306.6 million at December 31, 2007, the total recorded investment of the Home Today portfolio has declined to $226.9 million at March 31, 2012. This trend generally reflects the evolving conditions in the mortgage real estate market and the tightening of standards imposed by issuers of private mortgage insurance. As part of our effort to manage credit risk, effective March 27, 2009, the Home Today underwriting guidelines were revised to be substantially the same as our traditional mortgage product. Inasmuch as most potential Home Today customers do not have sufficient funds for required down payments, the lack of available private mortgage insurance restricts our ability to extend credit. Unless and until lending standards and private mortgage insurance requirements loosen, we expect the Home Today portfolio to continue to decline in balance.

Maintaining Access to Adequate Liquidity and Alternative Funding Sources. For most insured depositories, customer and community confidence are critical to their ability to maintain access to adequate liquidity and to conduct business in an orderly fashion. The Company believes that maintaining high levels of capital is one of the most important factors in nurturing customer and community confidence. Accordingly, we have managed the pace of our growth in a manner that reflects our emphasis on high capital levels. At March 31, 2012, the Association’s ratio of core capital to adjusted tangible assets (a basic industry measure under which 5.00% is deemed to represent a “well capitalized” status) was 13.5%. We expect to continue to maintain high capital ratios.

In managing its level of liquidity, the Company monitors available funding sources, which include attracting new deposits, borrowing from others, the conversion of assets to cash and the generation of funds through profitable operations. The Company has traditionally relied on retail deposits as its primary means in meeting its funding needs. At March 31, 2012, deposits totaled $8.82 billion, while borrowings totaled $419.1 million and borrowers’ advances and servicing escrows totaled $206.6 million, combined. In evaluating funding sources, we consider many factors, including cost, duration, current availability, expected sustainability, impact on operations and capital levels.

To attract deposits, we offer our customers attractive rates of return on our deposit products. Our deposit products typically offer rates that are highly competitive with the rates on similar products offered by other financial institutions. We intend to continue this practice.

We preserve the availability of alternative funding sources through various mechanisms. First, by maintaining high capital levels, we retain the flexibility to increase our balance sheet size without jeopardizing our capital adequacy. Effectively, this permits us to increase the rates that we offer on our deposit products thereby attracting more potential customers. Second, we pledge available real estate mortgage loans and investment securities with the Federal Home Bank of Cincinnati (“FHLB”) and the Federal Reserve Bank of Cleveland (“Federal Reserve”). At March 31, 2012, these collateral pledge support arrangements provide for additional borrowing capacity of up to $1.68 billion with the FHLB (provided an additional investment in FHLB capital stock of up to $33.6 million is made) and up to $265.1 million at the Federal Reserve. Third, we invest in high quality marketable securities that exhibit limited market price variability, and to the extent that they are not needed as collateral for borrowings, can be sold in the institutional market and converted to cash. At March 31, 2012, our investment securities portfolio totaled $389.0 million. Finally, cash flows from operating activities have been a regular source of funds. During the six months ended March 31, 2012 and 2011, cash flows from operations totaled $58.2 million and $51.6 million, respectively. At March 31, 2012 our mortgage loans held for sale totaled $245.9 million, while our loan sales commitments totaled $50.0 million. The sales commitment related to a whole-loan transaction (as opposed to an agency securitization) entered into with a third-party investor. Periodically, in conjunction with continuing negotiations with Fannie Mae, we may determine that certain loans may qualify for delivery to Fannie Mae; however, there is no certainty that such negotiations will prove to be successful. While we feel this could adversely affect our liquidity position, we believe that it would be a short term effect. Should we elect to do so, we have the ability, after implementing appropriate process changes, to originate mortgages that would conform to the Fannie Mae Selling Guide requirements and would be eligible for delivery to Fannie Mae.

Overall, while customer and community confidence can never be assured, the Company believes that our liquidity is adequate and that we have adequate access to alternative funding sources.

Monitoring and Controlling Operating Expenses. We continue to focus on managing operating expenses. Our annualized ratio of non-interest expense to average assets was 1.55% and 1.58% for the six months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, our average assets per full-time employee and our average deposits per full-time employee were $11.6 million and $9.1 million, respectively. Based on industry statistics published by the Office of Comptroller of the Currency as of December 31, 2011, we believe that each of these measures compares favorably with the averages for our peer group. Our average deposits held at our branch offices ($226.2 million per branch office as of March 31, 2012) contribute to our expense management efforts by limiting the overhead costs of serving our deposit customers. We will continue our efforts to control operating expenses as we grow our business.

While we devote a great deal of our attention to managing our operating expenses, certain costs are largely outside of our control. One expense that increased dramatically beginning in fiscal 2009 is our FDIC deposit insurance premiums and assessments. In November 2009, the FDIC amended its assessment regulations to require insured institutions to pay, on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of calendar 2009 and to also prepay their estimated risk-based assessments for all of the calendar years 2010, 2011 and 2012. Our required $51.9 million prepayment was determined based upon our assessment rate in effect on September 30, 2009 and reflected a presumed 5% annualized growth factor applied to the institution’s assessment base as well as an assumed assessment rate increase of three cents per $100 of deposits effective January 1, 2011. In recognition of the industry’s weakened condition and the significant losses experienced by the FDIC, the prepayment was intended to preclude additional special assessments for the foreseeable future; however, while no additional special assessments have been imposed, the prepayment does not preclude the FDIC from changing assessment rates or from revising the risk-based assessment system, pursuant to the existing notice and comment rulemaking framework. As required by the Dodd-Frank Act, effective April 1, 2011 the FDIC revised its assessment system to determine the amount of each institution’s deposit insurance assessment based on total assets less tangible capital of each institution instead of deposits. Changes pursuant to this requirement resulted in a 41% reduction in the Association’s assessment rate during the six months ended March 31, 2012 when compared to the six months ended March 31, 2011.

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

Allowance for Loan Losses. We provide for loan losses based on the allowance method. Accordingly, all loan losses are charged to the related allowance and all recoveries are credited to it. Additions to the allowance for loan losses are provided by charges to income based on various factors which, in our judgment, deserve current recognition in estimating probable losses. We regularly review the loan portfolio and make provisions for loan losses in order to maintain the allowance for loan losses in accordance with accounting principles generally accepted in the United States of America. Historically, our allowance for loan losses consisted of three components:

(1)	specific allowances established for any impaired loans for which the recorded investment in the loan exceeded the measured value of the collateral (“specific valuation allowances” or “SVAs”);

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

In an October 2011 directive applicable to institutions subject to its regulation, the OCC required all SVAs on collateral dependent loans maintained by savings institutions to be charged off by March 31, 2012. As permitted, the Company elected to early-adopt this methodology effective for the quarter ended December 31, 2011. As a result, reported loan charge-offs for the quarter ended December 31, 2011 were impacted by the charge-off of the SVA, which had a balance of $55.5 million at September 30, 2011. This one time charge-off did not impact the provision for loan losses for the quarter ended December 31, 2011; however, reported loan charge-offs during the December 2011 quarter and the six month period ended March 31, 2012, increased and the balance of the allowance for loan losses as of December 31, 2011 decreased accordingly. Additionally, the SVA charge-off was a major reason for the decrease in the reported balances of seriously delinquent and nonperforming loans as of December 31, 2011 and for the six month period ended March 31, 2012. As a result of our early adoption of this required change, effective for the quarter ended December 31, 2011 and prospectively, the balance of the SVA component of the allowance for loan losses was and will be, zero.

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

•	the status of loans in foreclosure, real estate in judgment and real estate owned;

•	the uncertainty with respect to the status of home equity loan and line of credit borrowers’ performance on first lien obligations when the Association is not in the first lien position;

•	the composition of the loan portfolio;

•	historical loan loss experience and trends;

•	national, regional and local economic factors and trends;

•	national, regional and local housing market factors and trends;

•	the frequency and magnitude of re-modifications of loans previously the subject of troubled debt restructurings;

•	uncertainty surrounding borrowers’ ability to recover from temporary hardships for which short-term loan modifications are granted;

•	asset disposition loss statistics (both current and historical) and the trending of those statistics;

•	the current status of all assets classified during the immediately preceding meeting of the Asset Classification Committee; and

•	market conditions and regulatory directives that impact the entire financial services industry.

Additionally, when loan modifications qualify as troubled debt restructurings and the loans are performing according to the terms of the restructuring, we record an individually evaluated general valuation allowance for impairment based on the present value of expected future cash flows, which includes a factor for subsequent potential defaults, discounted at the effective interest rate of the original loan contract. Potential defaults are distinguished from re-modifications as borrowers who default are generally not eligible for re-modification. At March 31, 2012, the balance of such general valuation allowances was $10.8 million. In instances when loans require re-modification, additional valuation allowances may be required. The new valuation allowance on a re-modified loan is calculated based on the present value of the expected cash flows, discounted at the effective interest rate of the original loan contract, considering the new terms of the modification agreement. Due to the immaterial amount of this exposure to date, we continue to capture this exposure as a component of our MVA evaluation. The significance of this exposure will be monitored and if warranted, we will enhance our loan loss methodology to include a new default factor (developed to reflect the estimated impact to the balance of the allowance for loan losses that will occur as a result of future re-modifications) that will be assessed against all loans reviewed collectively. If new default factors are implemented, the MVA methodology will be adjusted to preclude duplicative loss consideration.

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

Home equity loans and equity lines of credit generally have higher credit risk than traditional residential mortgage loans. These loans and lines are usually in a second lien position and when combined with the first mortgage, result in generally higher overall loan-to-value ratios. In a stressed housing market with high delinquencies and eroded housing prices, such as currently exists, these higher loan-to-value ratios represent a greater risk of loss to the Company. A borrower with more equity in the property has a vested interest in keeping the loan current compared to a borrower with little or no equity in the property. In light of the weak housing market, the current level of delinquencies and the current instability in employment and economic prospects, we currently conduct an expanded loan level evaluation of our home equity loans and lines of credit, including bridge loans, which are delinquent 90 days or more. This expanded evaluation is in addition to our traditional evaluation procedures. Our home equity loans and lines of credit portfolio continues to comprise the largest portion of our net charge-offs, although the level of home equity loans and lines of credit charge-offs has receded during the last three quarters from levels previously experienced. At March 31, 2012, we had a recorded investment of $2.33 billion in home equity loans and equity lines of credit outstanding, 0.8% of which were delinquent 90 days or more past due.

Construction loans generally have greater credit risk than traditional residential real estate mortgage loans. The repayment of these loans depends upon the sale of the property to third parties or the availability of permanent financing upon completion of all improvements. In the event we make a loan on property that is not yet approved for the planned development, there is the risk that approvals will not be granted or will be delayed. These events may adversely affect the borrower and the collateral value of the property. Construction loans also expose us to the risk that improvements will not be completed on time in accordance with specifications and projected costs. In addition, the ultimate sale or rental of the property may not occur as anticipated. Effective August 2011, we no longer accepted new construction lending relationships and, as a result, the remaining portfolio is now in run-off mode.

We periodically evaluate the carrying value of loans and the allowance is adjusted accordingly. While we use the best information available to make evaluations, future additions to the allowance may be necessary based on unforeseen changes in loan quality and economic conditions.

The following table sets forth the composition of the portfolio of loans held for investment, by type of loan segregated by geographic location for the periods indicated, excluding loans held for sale. Construction loans are on properties located in Ohio and the balances of consumer loans are immaterial. Therefore, neither was segregated by geographic location.

	March 31, 2012		December 31, 2011		September 30, 2011		March 31, 2011
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential non-Home Today
Ohio	$5,821,200		$5,944,236		$5,691,614		$5,552,944
Florida	1,327,088		1,296,606		1,269,242		1,251,553
Other	259,000		207,636		159,933		135,658

Total Residential non-Home Today	7,407,288	73.9%	7,448,478	73.3%	7,120,789	71.5%	6,940,155	69.7%
Residential Home Today
Ohio	221,144		228,316		252,879		260,845
Florida	9,130		9,325		10,784		10,866
Other	333		353		356		475

Total Residential Home Today	230,607	2.3	237,994	2.3	264,019	2.6	272,186	2.7
Home equity loans and lines of credit (1)
Ohio	902,437		936,770		982,591		1,045,492
Florida	669,038		688,840		712,087		754,060
California	278,975		287,197		293,307		308,372
Other	465,774		483,832		503,213		535,378

Total Home equity loans and lines of credit	2,316,224	23.1	2,396,639	23.6	2,491,198	25.0	2,643,302	26.6
Construction	57,348	0.6	69,803	0.7	82,048	0.8	87,729	0.9
Consumer and other loans	5,141	0.1	6,715	0.1	6,868	0.1	6,695	0.1

Total loans receivable	10,016,608	100.0%	10,159,629	100.0%	9,964,922	100.0%	9,950,067	100.0%

Deferred loan fees, net	(18,122)		(20,586)		(19,854)		(18,069)
Loans in process	(25,553)		(29,298)		(37,147)		(37,669)
Allowance for loan losses	(101,296)		(96,883)		(156,978)		(150,747)

Total loans receivable, net	$9,871,637		$10,012,862		$9,750,943		$9,743,582

(1)	Includes bridge loans (loans where borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).

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

	March 31, 2012			At December 31, 2011
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential non-Home Today	$30,302	29.9%	73.9%	$29,227	30.2%	73.3%
Residential Home Today	20,118	19.9	2.3	20,092	20.7	2.3
Home equity loans and lines of credit (1)	49,331	48.7	23.1	46,435	47.9	23.6
Construction	1,545	1.5	0.6	1,129	1.2	0.7
Consumer and other loans	0	0.0	0.1	0	0.0	0.1

Total allowance	$101,296	100.0%	100.0%	$96,883	100.0%	100.0%

	September 30, 2011			March 31, 2011
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential non-Home Today	$49,484	31.5%	71.5%	$49,419	32.8%	69.7%
Residential Home Today	31,025	19.8	2.6	24,685	16.4	2.7
Home equity loans and lines of credit (1)	74,071	47.2	25.0	72,510	48.1	26.6
Construction	2,398	1.5	0.8	4,132	2.7	0.9
Consumer and other loans	0	0.0	0.1	1	0.0	0.1

Total allowance	$156,978	100.0%	100.0%	$150,747	100.0%	100.0%

(1)	Includes bridge loans (loans in which borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).

The following table provides detailed information with respect to the composition of the allowance for loan losses, by loan segment and by method of determination as of March 31, 2012, December 31, 2011, September 30, 2011, and March 31, 2011. The total balance of the MVA is determined for the portfolio as a whole and is allocated to the individual loan segments based on loss experience, credit metrics, and loan segment characteristics. With respect to collectively evaluated groups of loans, the GVA and MVA work in tandem to ensure the adequacy of the total allowance for loan losses in relation to portfolio risk.

	March 31, 2012
	Individually Evaluated		Collectively Evaluated			Total General
	Specific	General	General	Market		and Market	Total
	Valuation	Valuation	Valuation	Valuation	Combined	Valuations	Allowance
	(In thousands)
Real estate loans:
Residential non-Home Today	$0	$4,283	$9,570	$16,449	$26,019	$30,302	$30,302
Residential Home Today	0	6,193	3,088	10,837	13,925	20,118	20,118
Home equity loans and lines of credit	0	2,195	38,012	9,124	47,136	49,331	49,331
Construction	0	106	875	564	1,439	1,545	1,545

Total real estate loans	0	12,777	51,545	36,974	88,519	101,296	101,296
Consumer loans	0	0	0	0	0	0	0

Total	$0	$12,777	$51,545	$36,974	$88,519	$101,296	$101,296

	December 31, 2011
	Individually Evaluated		Collectively Evaluated			Total General
	Specific	General	General	Market		and Market	Total
	Valuation	Valuation	Valuation	Valuation	Combined	Valuations	Allowance
	(In thousands)
Real estate loans:
Residential non-Home Today	$0	$4,025	$10,435	$14,767	$25,202	$29,227	$29,227
Residential Home Today	0	5,456	3,486	11,150	14,636	20,092	20,092
Home equity loans and lines of credit	0	722	22,722	22,991	45,713	46,435	46,435
Construction	0	353	699	77	776	1,129	1,129

Total real estate loans	0	10,556	37,342	48,985	86,327	96,883	96,883
Consumer and other loans	0	0	0	0	0	0	0

Total	$0	$10,556	$37,342	$48,985	$86,327	$96,883	$96,883

	September 30, 2011
	Individually Evaluated		Collectively Evaluated			Total General
	Specific	General	General	Market		and Market	Total
	Valuation	Valuation	Valuation	Valuation	Combined	Valuations	Allowance
	(In thousands)
Real estate loans:
Residential non-Home Today	$22,492	$2,903	$10,760	$13,329	$24,089	$26,992	$49,484
Residential Home Today	18,213	3,725	3,027	6,060	9,087	12,812	31,025
Home equity loans and lines of credit	13,687	636	16,568	43,180	59,748	60,384	74,071
Construction	1,115	141	724	418	1,142	1,283	2,398

Total real estate loans	55,507	7,405	31,079	62,987	94,066	101,471	156,978
Consumer and other loans	0	0	0	0	0	0	0

Total	$55,507	$7,405	$31,079	$62,987	$94,066	$101,471	$156,978

	March 31, 2011
	Individually Evaluated		Collectively Evaluated			Total General
	Specific	General	General	Market		and Market	Total
	Valuation	Valuation	Valuation	Valuation	Combined	Valuations	Allowance
	(In thousands)
Real estate loans:
Residential non-Home Today	$18,148	$2,047	$12,637	$16,587	$29,224	$31,271	$49,419
Residential Home Today	11,224	2,935	3,998	6,528	10,526	13,461	24,685
Home equity loans and lines of credit	17,476	479	19,200	35,355	54,555	55,034	72,510
Construction	1,461	182	945	1,544	2,489	2,671	4,132

Total real estate loans	48,309	5,643	36,780	60,014	96,794	102,437	150,746
Consumer and other loans	1	0	0	0	0	0	1

Total	$48,310	$5,643	$36,780	$60,014	$96,794	$102,437	$150,747

During the three months ended March 31, 2012, the total allowance for loan losses increased $4.4 million to $101.3 million from, $96.9 million at December 31, 2011, as we recorded a $27.0 million provision for loan losses which exceeded our net charge-offs for the quarter of $22.6 million. The increase in the balance of the total allowance for loan losses during the quarter ended March 31, 2012 was comprised of a $2.2 million increase in the allowance related to loans evaluated individually and a $2.2 million increase in the allowance related to loans evaluated collectively. Refer to the activity in the allowance for loan losses and analysis of the allowance for loan losses tables in Note 4 of the Notes to the Unaudited Interim Consolidated Financial Statements for more information. Other than the changes related to the less significant construction/consumer/other loans segments, changes in the balances of the GVAs and MVAs for the loans evaluated collectively related to the significant loan segments are described as follows:

•

Residential non-Home Today – the portion of this loan segment’s combined GVA/MVA allowance for loan losses that was determined by evaluating groups of loans collectively (i.e. those loans that were not individually evaluated), increased $0.8 million, or 3.2%, from $25.2 million at December 31, 2011 to $26.0 million at March 31, 2012. Similarly, the ratio of this portion of the allowance for loan losses to the total balance of loans in this loan segment that were evaluated collectively, increased 0.01% to 0.36% at March 31, 2012 from 0.35% at December 31, 2011. While the balance of this portion of the allowance increased slightly during the current quarter, the outstanding principal balance of loans in the segment declined $41.2 million due to the transfer of $245.9 million of loans previously included in this segment to the separate “held for sale” classification at quarter end. The credit profile of this portfolio segment improved during the quarter as loans less than 90 days delinquent decreased 19.7% to $19.7 million at March 31, 2012, from $24.6 million at December 31, 2011, while loans 90 or more days delinquent decreased 2.3% to $91.5 million at March 31, 2012, from $93.6 million at December 31, 2011. A portion of this segment’s credit profile improvement can be attributed to the impact of net charge-offs which reduce delinquent balances for reported amounts. Net charge-offs increased to $7.4 million during the current quarter as compared to net (non-SVA related) charge-offs of $4.9 million during the quarter ended December 31, 2011. The increase in net (non-SVA related) charge-offs resulted primarily from lower property valuations in the foreclosure and short-sale process. As improvements in the delinquency statistics were offset by higher net charge-offs during the quarter, a modest reallocation of allowance components between GVA and MVA was recorded so as to maintain an appropriate overall allowance ratio for this loan segment. Loan segment allowance, charge-off and credit profile activity related to the residential non-Home Today portfolio for the six months ended March 31, 2012 was impacted by the previously described charge-off of all SVAs during the quarter ended December 31, 2011. Please refer to the table that appears later in this section for details pertaining to the impact of SVA-related charge-offs and other charge-offs for this loan segment during the current six month period.

•

Residential Home Today – the portion of this loan segment’s combined GVA/MVA allowance for loan losses that was determined by evaluating groups of loans collectively (i.e. those loans that were not individually evaluated), decreased by $0.7 million, or 4.9% from $14.6 million at December 31, 2011 to $13.9 million at March 31, 2012. Similarly, the ratio of this portion of the allowance to the total balance of loans in this loan segment that were evaluated collectively, decreased 0.2% to 11.6 % at March 31, 2012, from 11.8% at December 31, 2011, reflecting the decrease in the total balance of loans in this loan segment that were evaluated collectively to $120.0 million at March 31, 2012 from $123.8 million at December 31, 2011. The credit profile of this portfolio segment improved during the quarter. At March 31, 2012, total delinquencies for this portfolio segment that were evaluated collectively, decreased 18.3% from December 2011, as delinquencies less than 90 days decreased 34.0% from $16.3 million to $10.8 million and delinquencies greater than 89 days decreased 11.9% from $40.3 million to $35.5 million. Net (non-SVA related) charge-offs increased slightly to $5.8 million during the quarter ended March 31,

2012 from $5.6 million during the quarter ended December 31, 2011 as SVA’s are charged off directly which favorably affects delinquency. Please refer to the table that appears later in this section for details pertaining to the impact of SVA-related charge-offs and other charge-offs on this loan segment for the current six month period. The combination of the GVA and MVA working in a coordinated manner captures the impact to these influences. The MVA for this segment decreased by $0.3 million during the quarter ended March 31, 2012 and the GVA decreased $0.4 million reflecting the credit improvement of this portfolio. This is a slight reverse in the trending of the historical loan loss experience which is a major factor in this loan segment’s GVA. Since March 31, 2011, the portion of this loan segment’s combined GVA/MVA allowance for loan losses that was determined by evaluating groups of loans collectively (i.e. those loans that were not individually evaluated), increased 32.3%, to $13.9 million, from $10.5 million at March 31, 2011, in response to the increase in reported charge-offs (adjusted to include the change in the SVA) from $7.8 million during the six months ended March 31, 2011 to $11.5 million during the six months ended March 31, 2012.

•

Home Equity Loans and Lines of Credit – the portion of this loan segment’s combined GVA/MVA allowance for loan losses that was determined by evaluating groups of loans collectively (i.e. those loans that were not individually evaluated), increased by $1.4 million, or 3.1% from $45.7 million to $47.1 million during the quarter ended March 31, 2012. The ratio of this portion of the allowance to the total balance of loans in this loan segment that were evaluated collectively, also increased, to 2.0% at March 31, 2012, from 1.9% at December 31, 2011. Net (non-SVA related) charge-offs for this loan segment increased 2.8% during quarter ended March 31, 2012 to $9.3 million from $9.1 million December 31, 2011. Total delinquencies for this portfolio segment decreased 6.6% to $32.4 million or 1.4% of the corresponding total principal balance at March 31, 2012 as compared to the balance of $34.7 million, or 1.5%, at December 31, 2011, but delinquencies less than 90 days increased 3.7% from $12.5 million at December 21, 2011 to $13.0 million at March 31, 2012. This is another instance in which the GVA and MVA worked together, as the GVA components became more contemporaneous in the reflection of loss experience, while the MVA provided an appropriate counterweight in capturing the impact of trending and overarching market dynamics. The GVA increased $15.3 million or 67.3% since December 31, 2011; conversely the MVA has decreased $13.9 million or 60.3% since December 31, 2011. As of March 31, 2012, the Company implemented the stipulations of regulatory guidance issued in January 2012 that required the Association to report performing home equity loans and lines of credit as non-accrual (and substandard) in situations where a borrower’s first lien position was severely delinquent. Pursuant to adoption of this guidance and reflective of the methodology used in our allowance for loan loss calculations, at March 31, 2012, $8.6 million of loan loss allowance balances shifted from the MVA to the GVA. Since March 31, 2011, the portion of this loan segment’s combined GVA/MVA allowance for loan losses that was determined by evaluating groups of loans collectively (i.e. those loans that were not individually evaluated), decreased 13.6%, to $47.1 million at March 31, 2012, from $54.6 million at March 31, 2011. During this timeframe, home equity loans and lines of credit were not being offered due to the deterioration in overall housing conditions resulting in a $304.0 million or 11.6% decrease in the principal balance of the portfolio evaluated collectively. The ratio of GVA/MVA of the allowance to the total balance of loans in this loan segment that were evaluated collectively declined slightly, from 2.1% at March 31, 2011 verses 2.0% at March 31, 2012.

Provisions for loan losses on home equity loans and lines of credit continue to comprise the majority of our losses and are expected to continue to do so for the foreseeable future, especially if non-performing loan balances and charge-offs remain at elevated levels.

Adjustments to the historical loss experience factors continue to be made in response to weak housing values compounded by an excess of available housing units, particularly in the Florida market, unemployment concerns and uncertainties surrounding the future performance of restructured loans, and, as a result, the general loan loss allowance increased during the quarter ended March 31, 2012.

The following table sets forth activity in our allowance for loan losses for the periods indicated. As described previously, charge-offs during the six months ended March 31, 2012 were impacted by the charge-off of the SVA, which was $55.5 million at September 30, 2011, as a result of our adoption of the OCC requirement to charge off all SVAs. This one time charge-off did not impact the provision for loan losses for the six months ended March 31, 2012; however, reported loan charge-offs during the current six-month period increased and the balance of the allowance for loan losses as of March 31, 2012 decreased, accordingly.

	As of and for the Three Months Ended March 31,		As of and for the Six Months Ended March 31,
	2012	2011	2012	2011
	(Dollars in thousands)
Allowance balance (beginning of the period)	$96,883	$148,246	$156,978	$133,240
Charge-offs:
Real estate loans:
Residential non-Home Today
Ohio	4,255	2,474	13,664	4,451
Florida	3,262	1,422	21,391	3,509
Kentucky	109	0	109	0

Total Residential non-Home Today	7,626	3,896	35,164	7,960

Residential Home Today
Ohio	5,692	1,528	28,267	3,347
Florida	128	0	1,441	0

Total Residential Home Today	5,820	1,528	29,708	3,347

Home equity loans and lines of credit (1)
Ohio	1,282	1,501	6,219	4,020
Florida	3,418	9,245	16,974	18,143
California	1,064	2,377	2,301	3,078
Other	4,585	1,835	8,079	3,532

Total Home equity loans and lines of credit	10,349	14,958	33,573	28,773

Construction	106	126	1,192	483
Consumer and other loans	0	0	0	0

Total charge-offs	23,901	20,508	99,637	40,563

Recoveries:
Real estate loans:
Residential non-Home Today	239	83	342	164
Residential Home Today	32	17	84	60
Home equity loans and lines of credit (1)	1,041	399	1,526	813
Construction	2	10	3	33
Consumer and other loans	0	0	0	0

Total recoveries	1,314	509	1,955	1,070

Net charge-offs	(22,587)	(19,999)	(97,682)	(39,493)
Provision for loan losses	27,000	22,500	42,000	57,000

Allowance balance (end of the period)	$101,296	$150,747	$101,296	$150,747

Ratios:
Net charge-offs (annualized) to average loans outstanding	0.89%	0.81%	1.93%	0.81%
Allowance for loan losses to non-performing loans at end of the period	69.00%	63.69%	69.00%	63.69%
Allowance for loan losses to the total recorded investment in loans at end of the period	1.02%	1.52%	1.02%	1.52%

(1)	Includes bridge loans (loans in which borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).

The increase in net charge-offs, to $97.7 million during the six months ended March 31, 2012 from $39.5 million during the six months ended March 31, 2011, is largely attributable to the elimination of SVAs. The following table separates the charge-offs during the six months ended March 31, 2012 between the elimination of specific valuation allowances and other charge-offs during the period and compares the information with charge-offs during the six months ended September 30, 2011 and March 31, 2011.

	Charge-offs as of and for the Six Months Ended
	March 31, 2012			September 30, 2011	March 31, 2011
	Total	SVA (1)	Other
	(Dollars in thousands)
Charge-offs:
Real estate loans:
Residential non-Home Today
Ohio	$13,664	$6,269	$7,395	$4,464	$4,451
Florida	21,391	16,223	5,168	5,380	3,509
Other	109	0	109	0	0

Total	35,164	22,492	12,672	9,844	7,960

Residential Home Today
Ohio	28,267	17,042	11,225	3,505	3,347
Florida	1,441	1,171	270	99	0

Total	29,708	18,213	11,495	3,604	3,347

Home equity loans and lines of credit (2)
Ohio	6,219	3,129	3,090	6,544	4,020
Florida	16,974	7,339	9,635	12,176	18,143
California	2,301	1,015	1,286	1,817	3,078
Other	8,079	2,204	5,875	2,104	3,532

Total	33,573	13,687	19,886	22,641	28,773

Construction	1,192	1,115	77	511	483
Consumer and other loans	0	0	0	1	0

Total charge-offs	99,637	55,507	44,130	36,601	40,563
Recoveries	(1,955)	0	(1,955)	(1,332)	(1,070)

Net charge-offs	$97,682	$55,507	$42,175	$35,269	$39,493

(1)	Reflects the balance of specific valuation allowances at September 30, 2011. Actual charge-offs related to loans with SVAs may differ due to updated reviews, foreclosure activity, or individual loan performance.
(2)	Includes bridge loans (loans where borrowers can utilize the equity in their current home to fund the purchase of a new home before they have sold their current home).

Non-SVA charge-offs during the six months ended March 31, 2012 increased $7.5 million to $44.1 million as compared to $36.6 million during the six months ended September 30, 2011 and increased $3.5 million from $40.6 million during the six months ended March 31, 2011. Increased charge-offs related to the residential Home Today and the residential non-Home Today portfolios during the six months ended March 31, 2012 were substantially offset by decreased charge-offs in the home equity and construction portfolios when compared to the six months ended March 31, 2011. Increased charge-offs in our first lien portfolios and decreased charge-offs in our second lien and construction portfolios reflect the susceptibility of junior and higher risk lien positions during early stages of a broad economic downturn followed by increasing susceptibility for first and lower risk liens when depressed economic conditions persist.

We continue to evaluate loans becoming delinquent for potential losses and record provisions for our estimate of those losses. We expect this high level of charge-offs to continue as the delinquent loans are resolved in the future and uncollected balances are charged against the allowance.

The following tables set forth the number and recorded investment in loan delinquencies by type, segregated by geographic location and severity of delinquency at the dates indicated. Construction loans are on properties located in Ohio and the balances of consumer and other loans are immaterial; therefore, neither was segregated.

	Loans Delinquent for				Total
	30-89 Days		90 Days or More
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
March 31, 2012
Real estate loans:
Residential non-Home Today
Ohio	131	$12,444	490	$52,932	621	$65,376
Florida	39	6,680	281	38,214	320	44,894
Kentucky	3	607	3	305	6	912

Total Residential non-Home Today	173	19,731	774	91,451	947	111,182

Residential Home Today
Ohio	141	10,541	580	34,239	721	44,780
Florida	3	245	26	1,271	29	1,516

Total Residential Home Today	144	10,786	606	35,510	750	46,296

Home equity loans and lines of credit (1)
Ohio	140	3,988	174	6,948	314	10,936
Florida	69	5,169	108	7,787	177	12,956
California	18	1,232	15	1,437	33	2,669
Other	37	2,618	50	3,221	87	5,839

Total Home equity loans and lines of credit	264	13,007	347	19,393	611	32,400

Construction	0	0	8	457	8	457
Consumer loans	0	0	0	0	0	0

Total	581	$43,524	1,735	$146,811	2,316	$190,335

	Loans Delinquent for				Total
	30-89 Days		90 Days or More
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
December 31, 2011
Real estate loans:
Residential non-Home Today
Ohio	183	$17,905	507	$53,668	690	$71,573
Florida	33	6,105	278	39,422	311	45,527
Other	3	561	4	476	7	1,037

Total Residential non-Home Today	219	24,571	789	93,566	1,008	118,137

Residential Home Today
Ohio	210	15,466	637	39,085	847	54,551
Florida	9	876	25	1,219	34	2,095

Total Residential Home Today	219	16,342	662	40,304	881	56,646

Home equity loans and lines of credit (1)
Ohio	161	4,769	244	7,091	405	11,860
Florida	67	4,669	140	8,142	207	12,811
California	14	1,423	25	1,750	39	3,173
Other	24	1,686	89	5,175	113	6,861

Total Home equity loans and lines of credit	266	12,547	498	22,158	764	34,705

Construction	4	449	11	850	15	1,299
Consumer and other loans	0	0	0	0	0	0

Total	708	$53,909	1,960	$156,878	2,668	$210,787

	Loans Delinquent for				Total
	30-89 Days		90 Days or More
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
September 30, 2011
Real estate loans:
Residential non-Home Today
Ohio	204	$20,315	529	$62,340	733	$82,655
Florida	37	8,438	272	55,700	309	64,138
Other	3	574	4	477	7	1,051

Total Residential non-Home Today	244	29,327	805	118,517	1,049	147,844

Residential Home Today
Ohio	213	18,395	634	57,664	847	76,059
Florida	11	1,135	25	2,321	36	3,456

Total Residential Home Today	224	19,530	659	59,985	883	79,515

Home equity loans and lines of credit (1)
Ohio	158	5,457	227	10,553	385	16,010
Florida	103	7,408	149	16,211	252	23,619
California	18	1,789	20	2,207	38	3,996
Other	36	2,771	81	7,550	117	10,321

Total Home equity loans and lines of credit	315	17,425	477	36,521	792	53,946

Construction	1	72	20	3,770	21	3,842
Consumer and other loans	0	0	0	0	0	0

Total	784	$66,354	1,961	$218,793	2,745	$285,147

	Loans Delinquent for				Total
	30-89 Days		90 Days or More
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
March 31, 2011
Real estate loans:
Residential non-Home Today
Ohio	214	$24,642	565	$63,753	779	$88,395
Florida	36	7,930	272	56,651	308	64,581
Kentucky	3	381	5	1,087	8	1,468

Total Residential non-Home Today	253	32,953	842	121,491	1,095	154,444

Residential Home Today
Ohio	159	14,548	722	64,531	881	79,079
Florida	9	866	26	2,531	35	3,397

Total Residential Home Today	168	15,414	748	67,062	916	82,476

Home equity loans and lines of credit (1)
Ohio	190	5,922	292	13,418	482	19,340
Florida	100	6,549	169	19,046	269	25,595
California	20	1,872	18	2,273	38	4,145
Other	36	2,539	102	9,222	138	11,761

Total Home equity loans and lines of credit	346	16,882	581	43,959	927	60,841

Construction	6	1,245	24	4,172	30	5,417
Consumer and other loans	0	0	2	1	2	1

Total	773	$66,494	2,197	$236,685	2,970	$303,179

(1)	Includes bridge loans (loans in which borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).

The SVA charge-off that was recorded during the quarter ended December 31, 2011 contributed to the decrease in the reported balances of delinquent and nonperforming loans during the six months ended March 31, 2012. The balance of the SVA at September 30, 2011 was $55.5 million. Loans delinquent 90 days or more decreased 0.7% to 1.5% of total net loans at March 31, 2012, from 2.2% at September 30, 2011 and decreased 0.9% from 2.4% at March 31, 2011. Loans delinquent 30 to 89 days decreased 0.3% to 0.4% of total net loans at March 31, 2012, from 0.7% at both September 30, 2011 and March 31, 2011. The inability of borrowers to repay their loans has been primarily a result of high unemployment and uncertain economic prospects in our primary lending markets. Inasmuch as job losses and unemployment levels both remain at high levels, we expect some borrowers who are current on their loans at March 31, 2012 to experience payment problems in the future. The excess number of housing units available for sale in the market today also may limit a borrower’s ability to sell a home he or she can no longer afford. In Florida, housing values continue to remain depressed due to prior rapid building and speculation, which has resulted in considerable inventory on the market and may limit a borrower’s ability to sell a home. As a result, we expect the overall level of loans delinquent 90 days or more will remain at elevated levels in the future.

The following table sets forth the recorded investments and categories of our non-performing assets and troubled debt restructurings at the dates indicated.

	March 31, 2012	December 31, 2011	September 30, 2011	March 31, 2011
		(Dollars in thousands)
Non-accrual loans:
Real estate loans:
Residential non-Home Today	$99,022	$100,100	$125,014	$130,038
Residential Home Today	46,368	50,895	69,602	79,628
Home equity loans and lines of credit (1)(2)	34,318	22,253	36,872	44,045
Construction	785	850	3,770	4,173
Consumer and other loans	0	0	0	1

Total non-accrual loans (3)(4)(5)	180,493	174,098	235,258	257,885
Real estate owned	18,452	18,207	19,155	18,612
Other non-performing assets	0	0	0	0

Total non-performing assets	$198,945	$192,305	$254,413	$276,497

Troubled debt restructurings: (not included in non- accrual loans above)
Real estate loans:
Residential non-Home Today	$55,063	$53,236	$50,841	$48,574
Residential Home Today	62,583	61,386	67,240	59,638
Home equity loans and lines of credit (1)	2,387	2,270	2,171	2,687
Construction	854	862	863	996
Consumer and other loans	0	0	0	0

Total	$120,887	$117,754	$121,115	$111,895

Ratios:
Total non-accrual loans to total loans	1.81%	1.72%	2.37%	2.61%
Total non-accrual loans to total assets	1.60%	1.57%	2.16%	2.37%
Total non-performing assets to total assets	1.76%	1.74%	2.34%	2.54%

(1)	Includes bridge loans (loans in which borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).
(2)	The total at March 31, 2012 includes $14.6 million of performing home equity lines of credit reclassified to nonaccrual, pursuant to regulatory guidance issued in the current quarter, because the borrower has a senior lien delinquent greater than 180 days or a senior lien modification delinquent greater than 90 days. This reclassification increased the March 31, 2012 ratios of total non-accrual loans to total loans, total non-accrual loans to total assets, and total non-performing assets to total assets by, 0.15%, 0.13% and 0.13% respectively.
(3)	Totals at March 31, 2012, December 31, 2011, September 30, 2011 and March 31, 2011, include $15.4 million, $17.2 million, $16.5 million and $21.2 million, respectively, in troubled debt restructurings which are current but included with non-accrual loans for a minimum period of six months from the restructuring date due to their non-accrual status prior to restructuring or because they have been partially charged-off.
(4)	Includes $20.3 million, $22.2 million, $28.6 million and $19.6 million in troubled debt restructurings that are 90 days or more past due at March 31, 2012, December 31, 2011, September 30, 2011 and March 31, 2011, respectively.
(5)	During the quarter ended December 31, 2011, in accordance with an OCC directive our SVAs (which had a balance of $55.5 million as of September 30, 2011) were charged-off, which reduced the balance of non-accrual loans.

At March 31, 2012, December 31, 2011, September 30, 2011 and March 31, 2011, respectively, the recorded investment of impaired loans included $123.3 million, $124.9 million, $129.1 million and $121.4 million of accruing loans of which $120.9 million, $117.8 million , $121.1 million and $111.9 million are troubled debt restructurings and $2.4 million, $7.1 million, $8.0 million and $9.5 million of loans that were returned to accrual status when contractual payments were less than 90 days past due and continue to be individually evaluated for impairment until they are less than 30 days past due and do not have a prior charge-off. Loans in all portfolios that have a partial charge-off due to meeting the criteria for individual impairment evaluation will continue to be individually evaluated for impairment until, at a minimum, the impairment has been recovered. At March 31, 2012, December 31, 2011, September 30, 2011 and March 31, 2011, respectively, the recorded investment of non-accrual loans included $35.6 million, $25.7 million, $24.6 million, and $34.1 million that are not included in the recorded investment of impaired loans because they are included in loans collectively evaluated for impairment.

In response to the economic challenges facing many borrowers, the Association continues to modify loans, resulting in $156.5 million of total (accrual and non-accrual) troubled debt restructurings recorded at March 31, 2012. Due to charging off the SVA on troubled debt restructurings, which had a balance of $7.7 million at September 30, 2011, there was a $9.7 million decrease in the aggregate balance of troubled debt restructured loans from September 30, 2011 and a $3.8 million increase in the aggregate balance from March 31, 2011. Of the $156.5 million of troubled debt restructurings at March 31, 2012, $70.0 million was in the residential, non-Home Today portfolio and $83.0 million was in the Home Today portfolio.

Debt restructuring is a method being increasingly used to help families keep their homes and preserve our neighborhoods. This involves making changes to the borrowers’ loan terms through capitalization of delinquent payments; interest rate reductions, either for a specific period or for the remaining term of the loan; term extensions including beyond that provided in the original agreement; or some combination of the above. These loans are measured for impairment based on the present value of expected future cash flows discounted at the effective interest rate of the original loan contract. Any shortfall is recorded as an individually evaluated general valuation reserve as part of the allowance for loan losses. We evaluate these loans using the expected future cash flows because we expect the borrower, not liquidation of the collateral, to be the source of repayment for the loan. A loan modified as a troubled debt restructuring is reported as a troubled debt restructuring for a minimum of one year. After one year, a loan may no longer be included in the balance of troubled debt restructurings if the loan was modified to yield a market rate for loans of similar credit risk at the time of restructuring and the loan is not impaired based on the terms of restructuring agreement. The majority of our modifications do not meet these criteria.

The following table sets forth the recorded investment in accrual and non-accrual troubled debt restructured loans, by the types of concessions granted as of March 31, 2012.

	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Modifications	Total
	(Dollars in thousands)
Accrual
Residential non-Home Today	$17,339	$2,302	$14,509	$13,634	$7,279	$55,063
Residential Home Today	16,340	174	8,773	26,307	10,989	62,583
Home equity loans and lines of credit	135	877	873	255	247	2,387
Construction	0	854	0	0	0	854

Total	$33,814	$4,207	$24,155	$40,196	$18,515	$120,887

Non-Accrual, Performing
Residential non-Home Today	$1,490	$190	$1,778	$2,734	$297	$6,489
Residential Home Today	4,176	0	3,343	916	340	8,775
Home equity loans and lines of credit	0	0	0	21	67	88
Construction	0	0	0	0	0	0

Total	$5,666	$190	$5,121	$3,671	$704	$15,352

Non-Accrual, Non-Performing
Residential non-Home Today	$3,101	$848	$1,845	$1,217	$1,397	$8,408
Residential Home Today	4,312	414	4,397	2,379	159	11,661
Home equity loans and lines of credit	0	27	195	0	0	222
Construction	0	0	0	0	0	0

Total	$7,413	$1,289	$6,437	$3,596	$1,556	$20,291

Total Troubled Debt Restructurings
Residential non-Home Today	$21,930	$3,340	$18,132	$17,585	$8,973	$69,960
Residential Home Today	24,828	588	16,513	29,602	11,488	83,019
Home equity loans and lines of credit	135	904	1,068	276	314	2,697
Construction	0	854	0	0	0	854

Total	$46,893	$5,686	$35,713	$47,463	$20,775	$156,530

Troubled debt restructurings in accrual status are loans accruing interest and performing according to the terms of the restructuring. To be performing, a loan must be less than 90 days past due as of the report date. Non-accrual, performing status indicates that a loan was not accruing interest at the time of modification, continues to not accrue interest and is performing according to the terms of the restructuring, but has not been current for at least six months since its modification or has a partial charge-off. Non-accrual, non-performing status includes loans that are not accruing interest because they are greater than 90 days past due and therefore not performing according to the terms of the restructuring.

During the last 44 months, 43.0% of loans modified through our restructuring program were for borrowers who were current on their loans but who requested a modification due to a recent or impending event that has caused or will cause a temporary financial strain and who received concessions that would otherwise not be considered.

The recorded investment of troubled debt restructured loans in accrual status as of March 31, 2012 is set forth in the following table as having a modification agreement date less than one year old or greater than or equal to one year old.

	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Modifications	Total
	(In thousands)
Accruing Modifications Less Than One Year Old
Residential non-Home Today	$6,316	$689	$1,389	$4,829	$2,874	$16,097
Residential Home Today	3,298	0	1,534	4,859	8,503	18,194
Home equity loans and lines of credit	135	0	355	118	247	855
Construction	0	0	0	0	0	0

Total	$9,749	$689	$3,278	$9,806	$11,624	$35,146

Accruing Modifications Greater Than or Equal to One Year Old
Residential non-Home Today	$11,023	$1,613	$13,120	$8,805	$4,405	$38,966
Residential Home Today	13,042	174	7,239	21,448	2,486	44,389
Home equity loans and lines of credit	0	877	518	137	0	1,532
Construction	0	854	0	0	0	854

Total	$24,065	$3,518	$20,877	$30,390	$6,891	$85,741

On March 31, 2012 the unpaid principal balance of our home equity loans and lines of credit portfolio consisted of $191.5 million in home equity loans (which included $123.9 million of home equity lines of credit which are in the amortization period and no longer eligible to be drawn upon), $2.5 million in bridge loans and $2.12 billion in home equity lines of credit. The following table sets forth credit exposure, principal balance, percent delinquent 90 days or more, the mean combined loan-to-value (“CLTV”) percent at the time of origination and the current mean CLTV percent of our home equity loans, home equity lines of credit and bridge loan portfolio as of March 31, 2012. Home equity lines of credit in the draw period are reported according to geographic distribution.

	Credit Exposure	Principal Balance	Percent Delinquent 90 days or More	Mean CLTV Percent at Origination (2)	Current Mean CLTV Percent (3)
	(Dollars in thousands)
Home equity lines of credit in draw period (by state)
Ohio	$1,589,149	$803,707	0.55%	62%	73%
Florida	917,161	655,290	1.12%	62%	102%
California	357,740	260,584	0.35%	68%	89%
Other (1)	652,109	402,682	0.28%	63%	73%

Total home equity lines of credit in draw period	3,516,159	2,122,263	0.65%	63%	81%
Home equity lines in repayment, home equity loans and bridge loans	193,961	193,961	2.86%	66%	67%

Total	$3,710,120	$2,316,224	0.84%	63%	80%

(1)	No individual state has a credit exposure or drawn balance greater than 5% of the total.
(2)	Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.
(3)	Current Mean CLTV is based on best available first mortgage and property values as of March 31, 2012. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.

At March 31, 2012, 43.0% of our home equity lending portfolio was either in first lien position (23.8%) or was in a subordinate (second) lien position behind a first lien that we held (6.7%) or behind a first lien that was held by a loan that we serviced for others (12.5%). In addition, at March 31, 2012, 18.2% of our home equity line of credit portfolio in the draw period was making only the minimum payment on their outstanding line balance.

The following table sets forth credit exposure, principal balance, percent delinquent 90 days or more, the mean CLTV percent at the time of origination and the current mean CLTV percent of our home equity loans, home equity lines of credit and bridge loan portfolio as of March 31, 2012. Home equity lines of credit in the draw period are by the year originated:

	Credit Exposure	Principal Balance	Percent Delinquent 90 days or More	Mean CLTV Percent at Origination (1)	Current Mean CLTV Percent (2)
	(Dollars in thousands)
Home equity lines of credit in draw period
2000 and prior	$370,852	$171,327	0.61%	48%	65%
2001	61,138	37,395	2.13%	67%	74%
2002	187,872	97,852	1.15%	64%	70%
2003	300,837	158,951	0.78%	68%	74%
2004	188,467	106,889	1.01%	67%	81%
2005	133,520	82,202	1.61%	68%	89%
2006	313,295	207,075	1.34%	66%	98%
2007	482,687	347,992	0.69%	68%	99%
2008	999,442	665,120	0.24%	64%	81%
2009	437,650	229,051	0.18%	56%	67%
2010	40,067	18,239	0.00%	58%	66%
2011(3)	232	126	0.00%	39%	121%
2012(3)	100	44	0.00%	88%	79%

Total home equity lines of credit in draw period	3,516,159	2,122,263	0.65%	63%	81%
Home equity lines in repayment, home equity loans and bridge loans	193,961	193,961	2.86%	66%	67%

Total	$3,710,120	$2,316,224	0.84%	63%	80%

(1)	Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.
(2)	Current Mean CLTV is based on best available first mortgage and property values as of March 31, 2012. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.
(3)	Amounts represent home equity lines of credit that were previously originated, and that were closed and subsequently replaced in 2011 or 2012.

As described above, in light of the weak housing market, the current level of delinquencies and the instability in employment and economic prospects, we currently conduct an expanded loan level evaluation of our equity lines of credit which are delinquent 90 days or more.

The following table sets forth the breakdown of current mean CLTV percentages for our home equity lines of credit in the draw period as of March 31, 2012.

	Credit Exposure	Principal Balance	Percent of Total	Percent Delinquent 90 days or More	Mean CLTV Percent at Origination	Current Mean CLTV Percent
	(Dollars in thousands)
Home equity lines of credit in draw period (by current mean CLTV) (1)
< 80%	$1,704,210	$839,041	39.5%	0.80%	51%	54%
80 - 89.9%	461,067	273,299	12.9%	0.64%	72%	85%
90 - 100%	354,427	233,602	11.0%	0.70%	76%	95%
> 100%	779,383	644,076	30.4%	0.52%	77%	134%
Unknown (2)	217,072	132,245	6.2%	0.23%	64%

	$3,516,159	$2,122,263	100.0%	0.65%	63%	81%

(1)	- Balances are net of partial charge-offs and the current LTV category is calculated on the net balances.
(2)	- Market data necessary for stratification is not readily available.

Mortgage Servicing Rights. Mortgage servicing rights represent the present value of the estimated future servicing fees expected to be received pursuant to the right to service loans in our loan servicing portfolio. Mortgage servicing rights are recognized as assets for both purchased rights and for the allocated value of retained servicing rights on loans sold. The most critical accounting policy associated with mortgage servicing is the methodology used to determine the fair value of capitalized mortgage servicing rights. A number of estimates affect the capitalized value and include: (1) the mortgage loan prepayment speed assumption; (2) the estimated prospective cost expected to be incurred in connection with servicing the mortgage loans; and (3) the discount factor used to compute the present value of the mortgage servicing right. The mortgage loan prepayment speed assumption is significantly affected by interest rates. In general, during periods of falling interest rates, mortgage loans prepay faster and the value of our mortgage servicing assets decreases. Conversely, during periods of rising rates, the value of mortgage servicing rights generally increases due to slower rates of prepayments. The estimated prospective cost expected to be incurred in connection with servicing the mortgage loans is deducted from the retained (gross mortgage loan interest rate less amounts remitted to third parties – investor pass-through rate, guarantee fee, mortgage insurance fee, etc.) servicing fee to determine the net servicing fee for purposes of capitalization computations. To the extent that prospective actual costs incurred to service the mortgage loans differ from the estimate, our future results will be adversely (or favorably) impacted. The discount factor selected to compute the present value of the servicing right reflects expected marketplace yield requirements.

The amount and timing of mortgage servicing rights amortization is adjusted monthly based on actual results. In addition, on a quarterly basis, we perform a valuation review of mortgage servicing rights for potential decreases in value. This quarterly valuation review entails applying current assumptions to the portfolio classified by interest rates and, secondarily, by prepayment characteristics. At March 31, 2012, the capitalized value of our right to service $4.52 billion of loans for others was $23.9 million, or 0.53% of the serviced loan portfolio.

At March 31, 2012, substantially all of the approximately 43,000 loans serviced for Fannie Mae and others were performing in accordance with their contractual terms and management believes that it has no material repurchase obligations associated with these loans. The following tables summarize our repurchases and loss reimbursements to investors, charges related to default servicing non-compliance and compensatory fees incurred during the indicated periods. All transactions were related to loans serviced for Fannie Mae. There are no material repurchase or loss reimbursement requests outstanding at March 31, 2012.

	Three Months Ended
	March 31, 2012			March 31, 2011
	Number of Loans	Balance	Losses or Charges Incurred	Number of Loans	Balance	Losses or Charges Incurred
	(Dollars in thousands)
Repurchased loans:
Non-recourse, non-performing loans(1)	11	$2,310	$499	0	$0	$0
Recourse, non-performing loans(2)	2	43	0	3	99	0
Non-recourse, performing loans(3)	0	0	0	5	797	0
Post-disposition file reviews(4)	7	0	279	3	0	347
Compensatory fees related to default servicing(5)	0	0	19	0	0	0

	20	$2,353	$797	11	$896	$347

	Six Months Ended
	March 31, 2012			March 31, 2011
	Number of Loans	Balance	Losses or Charges Incurred	Number of Loans	Balance	Losses or Charges Incurred
	(Dollars in thousands)
Repurchased loans:
Non-recourse, non-performing loans(1)	12	$2,399	$522	0	$0	$0
Recourse, non-performing loans(2)	2	43	0	3	99	0
Non-recourse, performing loans(3)	0	0	0	10	1,584	0
Post-disposition file reviews(4)	8	0	381	3	0	347
Compensatory fees related to default servicing(5)	0	0	92	0	0	0

	22	$2,442	$995	16	$1,683	$347

(1)	Repurchases of non-recourse, non-performing loans were generally attributed to underwriting (primarily debt-to-income ratio) non-compliance.
(2)	At March 31, 2012 the Association serviced 186 loans with a principal balance of $6.6 million for Fannie Mae that were subject to recourse. Of these, four loans with principal balances that totaled $125 thousand were delinquent 30 days or more. All other loans serviced for others were sold without recourse.
(3)	Repurchases of non-recourse, performing loans during prior periods were the result of post-sales file reviews that identified underwriting (primarily debt-to-income ratio) non-compliance.
(4)	Post-disposition file reviews resulted in losses or charges when loans which had been sold to Fannie Mae failed to perform; the underlying collateral was sold; a loss was incurred; and a post-disposition file review identified underwriting (primarily debt-to-income ratio) non-compliance.
(5)	Compensatory fees related to default servicing represented instances in which the Association's default servicing procedures did not comply with Fannie Mae's servicing requirements.

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

We also assess the likelihood that tax positions resulting in material tax benefits would be upheld upon examination of a tax authority. At March 31, 2012, we have not identified any tax positions that are not more likely than not to be realized upon examination and have not recorded any tax liabilities for uncertain tax positions.

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

Comparison of Financial Condition at March 31, 2012 and September 30, 2011

Total assets increased $393.8 million, or 4%, to $11.29 billion at March 31, 2012 from $10.89 billion at September 30, 2011. This change was the result of increases in our cash and cash equivalents, mortgage loans held for sale and loans held for investment, partially offset by decreases in investment securities.

Cash and cash equivalents increased $47.6 million, or 16%, to $342.4 million at March 31, 2012 from $294.8 million at September 30, 2011. The net increase can be attributed to maintaining liquidity on the balance sheet in the current interest rate environment.

The investment securities decreased $19.4 million, or 5%, to $389.0 million at March 31, 2012 from $408.4 million at September 30, 2011, primarily as a result of a decrease of $18.0 million, or 5%, in the balance of investment securities held to maturity to $374.5 million at March 31, 2012 from $392.5 million at September 30, 2011. There were no sales of investment securities as $105.6 million in principal paydowns and $2.1 million of net acquisition premium amortization occurred in the mortgage-backed securities portfolio during the six months ended March 31, 2012 and were partially offset by $88.3 million in purchases of investment securities.

Mortgage loans held for sale increased to $245.9 million at March 31, 2012 from none at September 30, 2011 as a pool of long-term, fixed-rate loans were reclassified from the portfolio of loans held for investment and an investment banking representative was engaged to offer those loans for sale, on a servicing retained basis, as non-agency, whole loans in the secondary market.

Loans held for investment, net, increased $120.7 million, or 1%, to $9.87 billion at March 31, 2012 from $9.75 billion at September 30, 2011. Supported by consistent loan growth, residential mortgage loans increased $253.1 million, or 3%, to $7.64 billion at March 31, 2012. The increase in residential mortgage loans reflects the negative impact of $97.7 million in net charge-offs in the six months ended March 31, 2012. The allowance for loan losses decreased $55.7 million, or 35%, to $101.3 million from $157.0 million at September 30, 2011. As previously reported, the Association’s primary federal banking regulator, the OCC, required all SVAs maintained by savings institutions to be charged off by March 31, 2012. As permitted, the Company elected to early-adopt this methodology effective December 31, 2011. As a result, reported loan charge-offs for the quarter ended December 31, 2011 were impacted by the $55.5 million balance of the SVA that was recorded at September 30, 2011. During the six months ended March 31, 2012, $773.1 million of three and five year “SmartRate” loans were originated while $564.4 million of 10, 15, and 30 year, fixed-rate first mortgage loans were originated. These originations were partially offset by paydowns. Historically, the preponderance of our new loan originations was comprised of fixed-rate loans which were frequently offset by fixed-rate loan sales. No loan sales were recorded in the six months ended March 31, 2012, which reflects the impact of changes by Fannie Mae, the Association’s primary loan investor, related to requirements for loans that it accepts, as well as the strategy of originating adjustable rate loans to be held for investment on our balance sheet. Refer to the Controlling Our Interest Rate Risk Exposure section of the Overview for additional discussion regarding our management of interest rate risk. The increase in residential mortgage loans was partially offset by a $175.0 million decrease in home equity loans and lines of credit. Effective June 28, 2010 through February 2012, we suspended the acceptance of new home equity loan and line of credit applications with the exception of bridge loans. Beginning in March 2012, we offered again new home equity lines of credit to qualifying existing customers for whom the draw period of their current home equity line of credit was about to expire upon which date the home equity line of credit would otherwise convert to a ten year amortizing loan. We also began to allow, subject to certain property and credit performance conditions, home equity line of credit customers not approaching repayment to refinance into new home equity lines of credit for other purposes, typically increases in the available line. At March 31, 2012, commitments to extend new home equity lines of credit to our existing customers totaled $240 thousand. Refer to the Monitoring and Limiting Our Credit Risk section of the Overview for additional information.

Mortgage loan servicing assets, net, decreased $5.0 million, or 17%, to $23.9 million at March 31, 2012 from $28.9 million at September 30, 2011. This change reflects the absence of loan sales, and accompanying creation of new mortgage loan servicing assets, that resulted from the delivery requirement changes imposed by Fannie Mae as described in the Controlling Our Interest Rate Risk Exposure section of the Overview. The majority of the amortization of the servicing asset is linked to the cyclically low level of mortgage interest rates that prompted accelerated refinancing activity by borrowers. The principal balance of loans serviced decreased $871.3 million, or 16%, during the six months ended March 31, 2012 to $4.52 billion from $5.40 billion at September 30, 2011.

Deposits increased $107.3 million, or 1%, to $8.82 billion at March 31, 2012 from $8.72 billion at September 30, 2011. The increase in deposits resulted from a $90.3 million increase in our high-yield savings accounts (a subcategory of our savings accounts) combined with a $37.6 million increase in our high-yield checking accounts (a subcategory of our negotiable order of withdrawal accounts) during the six months ended March 31, 2012 which was partially offset by $25.2 million decrease in our certificates of deposit. In the current environment of extremely low interest rates, our customers have demonstrated a preference for the liquidity of transaction-oriented accounts and have moved away from the term commitments required of certificates of deposit. We believe that our high-yield savings accounts as well as our high-yield checking accounts provide a stable source of funds. In addition, our high yield savings accounts are expected to reprice in a manner similar to our home equity lending products, and, therefore, assist us in managing interest rate risk.

Borrowed funds increased $279.2 million to $419.1 million at March 31, 2012 from $139.9 million at September 30, 2011, with $275.0 million of the increase comprised of short-term borrowings from the Federal Home Loan Bank of Cincinnati, the proceeds of which were primarily held in interest earning cash equivalents and augment our liquidity.

Accrued expenses and other liabilities decreased $15.1 million, or 28%, to $38.1 million at March 31, 2012 from $53.2 million at September 30, 2011. This change primarily reflects a $17.8 million decrease in our accrual for defined pension benefit plan obligations which accompanied our decision to freeze the accumulation of future participant benefits under that plan effective December 31, 2011.

Shareholders’ equity increased $25.9 million, or 1%, to $1.80 billion at March 31, 2012 from $1.77 billion at September 30, 2011. This change reflects $9.5 million of net income in the current six month period combined with $5.8 million of adjustments related to the allocation of shares of our common stock related to awards under the stock-based compensation plan and the ESOP. Additionally, shareholders’ equity increased as a result of a $10.6 million reduction in accumulated other comprehensive loss that was primarily attributable to the freezing of the pension plan described earlier.

Comparison of Operating Results for the Three Months Ended March 31, 2012 and 2011

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

	Three Months Ended				Three Months Ended
	March 31, 2012				March 31, 2011
	Average Balance	Interest Income/ Expense		Yield/ Cost (1)	Average Balance	Interest Income/ Expense		Yield/ Cost (1)
	(Dollars in thousands)
Interest-earning assets:
Other Interest-bearing cash equivalents	$269,830	$147		0.22%	$146,428	$99		0.27%
Investment securities	10,361	9		0.35%	10,610	10		0.38%
Mortgage-backed securities	359,179	1,562		1.74%	520,396	2,827		2.17%
Loans	10,200,004	102,696		4.03%	9,923,863	102,394		4.13%
Federal Home Loan Bank stock	35,620	404		4.54%	35,620	403		4.53%

Total interest-earning assets	10,874,994	104,818		3.86%	10,636,917	105,733		3.98%

Noninterest-earning assets	295,604				265,512

Total assets	$11,170,598				$10,902,429

Interest-bearing liabilities:
NOW accounts	$980,248	700		0.29%	$973,296	908		0.37%
Savings accounts	1,762,811	1,933		0.44%	1,614,246	2,522		0.62%
Certificates of deposit	5,932,175	35,757		2.41%	6,158,854	40,956		2.66%
Borrowed funds	441,034	643		0.58%	109,616	446		1.63%

Total interest-bearing liabilities	9,116,268	39,033		1.71%	8,856,012	44,832		2.02%

Noninterest-bearing liabilities	253,231				296,773

Total liabilities	9,369,499				9,152,785
Shareholders’ equity	1,801,099				1,749,644

Total liabilities and shareholders’ equity	$11,170,598				$10,902,429

Net interest income		$65,785				$60,901

Interest rate spread (2)				2.15%				1.96%

Net interest-earning assets (3)	$1,758,726				$1,780,905

Net interest margin (4)		2.42	%(1)			2.29	%(1)

Average interest-earning assets to average interest-bearing liabilities	119.29%				120.11%

Selected performance ratios:
Return on average assets		0.04	%(1)			0.08	%(1)
Return on average equity		0.23	%(1)			0.51	%(1)
Average equity to average assets		16.12%				16.05%

(1)	Annualized
(2)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by total interest-earning assets.

General. Net income decreased $1.2 million, or 54%, to $1.0 million for the quarter ended March 31, 2012 from $2.2 million for the quarter ended March 31, 2011. The decrease in net income was attributable primarily to a larger provision for loan losses.

Interest Income. Interest income decreased $0.9 million, or 1%, to $104.8 million during the current quarter compared to $105.7 million during the same quarter in the prior year. The decrease in interest income resulted primarily from a decrease in interest income from mortgage-backed securities which was partially offset by a small increase in interest income from loans.

Interest income on mortgage-backed securities decreased $1.2 million, or 57%, to $1.6 million compared to $2.8 million during the same quarter in the prior year. This change was attributed to a $238.1 million, or 39%, decrease in the average balance to $359.2 million for the quarter ended March 31, 2012 compared to $520.4 million during the same quarter last year. In addition there was a 43 basis point decrease in the average yield to 1.74% from 2.17%, as interest rates on adjustable rate mortgage loans that collateralize certain mortgage-backed securities reset to lower current interest rates and higher rate, fixed-rate mortgage loans that collateralize other mortgage-backed securities continued to experience accelerated paydowns.

Interest Expense. Interest expense decreased $5.8 million, or 13%, to $39.0 million during the current quarter compared to $44.8 million during the quarter ended March 31, 2011. The change resulted primarily from a decrease in interest expense on certificates of deposit combined with modest decreases in interest expense on NOW accounts and savings accounts.

Interest expense on certificates of deposit decreased $5.2 million, or 13%, to $35.8 million during the current quarter compared to $41.0 million during the quarter ended March 31, 2011. The change was attributable to a 25 basis point decrease in the average rate we paid on certificates of deposit to 2.41% from 2.66% combined with a $226.7 million, or 4%, decrease in the average balance to $5.93 billion during the current quarter from $6.16 billion during the same quarter of the prior year. Rates were adjusted on deposits in response to changes in general market rates as well as to changes in the rates paid by our competition on short-term certificates of deposit.

Net Interest Income. Net interest income increased $4.9 million, or 8%, to $65.8 million during the current quarter from $60.9 million during the quarter ended March 31, 2011. As net interest income increased during the quarter, we experienced an improvement in our interest rate spread, which increased 19 basis points to 2.15% compared to 1.96% during the same quarter last year. Low interest rates have decreased the yield on interest-earning assets, and to a greater extent, the rate paid on deposits and borrowed funds resulting in the increase in net interest income. Our net interest margin increased 13 basis points to 2.42% compared to 2.29% during the same quarter last year. This increase can be partially attributed to the higher average loan balance in the current quarter compared to the quarter ended March 31, 2011. Our average net interest-earning assets decreased $22.2 million, to $1.76 billion during the current quarter from $1.78 billion during the quarter ended March 31, 2011.

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

Based on our evaluation of the above factors, we recorded a provision for loan losses of $27.0 million during the quarter ended March 31, 2012 and a provision of $22.5 million during the quarter ended March 31, 2011. The loan loss provision increased in the current quarter and reflected the increased level of charge-offs (non-SVA related) during the current quarter when compared to the preceding and prior year quarters. The increased level of charge-offs (non-SVA related) during the current quarter occurred in both the residential non-Home Today and the residential Home Today portfolios and was partially offset by decreased charge-offs (non-SVA related) in the home equity lending portfolio. The increased charge-off activity (non-SVA related) occurred in spite of continued improvement in delinquencies and was attributed to more delinquent loans moving into foreclosure and increased losses recognized based on declining sheriff sale appraisal amounts. The current provision reflects our net charge-off experience, lower home values and the uncertain economic times, which continue to challenge many of our loan customers. As delinquencies in the portfolio have been resolved through pay-off, short sale or foreclosure, or management determines the collateral is not sufficient to satisfy the loan, uncollected balances have been charged against the allowance for loan losses previously provided. The net charge-offs of $22.6 million were less than the loan loss provision of $27.0 million recorded for the current quarter. Similarly, the loan loss provision of $22.5 million, recorded for the quarter ended March 31, 2011 exceeded net charge-offs of $19.5 million. Each amount was recorded with the objective of aligning our overall allowance for loan losses with our current estimates of loss in the portfolio. The allowance for loan losses was $101.3 million, or 1.02% of total recorded investment in loans receivable, at March 31, 2012, compared to $150.7 million or 1.52% of total recorded investment in loans receivable at March 31, 2011. The $49.4 million decrease in the allowance for loan losses primarily reflects the impact of the December 31, 2011 adoption of an OCC directive to discontinue the use of SVAs discussed earlier.

The recorded investment in non-accrual loans increased $6.4 million during the quarter ended March 31, 2012 due entirely to the reclassification in March 2012, in accordance with regulatory guidance issued in January 2012, of $14.6 million of performing home equity lines of credit that were transferred to non-accrual status in those instances in which a borrower’s first lien obligation was 180 days or more delinquent or a borrower’s first lien modification was 90 days or more delinquent. Non-accrual balances in each of the other real estate mortgage loan categories (residential non-Home Today, residential Home Today and Construction lending) declined modestly.

Non-Interest Income. Non-interest income decreased $1.9 million, or 22%, to $6.4 million during the current quarter compared to $8.3 million during the quarter ended March 31, 2011, mainly as a result of net loan servicing fees received in connection with the smaller portfolio of loans serviced for others and lower earnings from non-thrift investments related primarily to private mortgage re-insurance and net lease transactions of commercial buildings.

Non-Interest Expense. Non-interest expense decreased $0.7 million, or 1%, to $43.3 million during the current quarter compared to $44.0 million during the quarter ended March 31, 2011 primarily from reductions in federal insurance premiums and appraisal and other loan review expenses partially offset by an increase in salaries and employee benefits.

Salaries and employees benefits increased $1.2 million, or 6% to $21.0 million during the current quarter compared to $19.8 million during the quarter ended March 31, 2011. Compensation cost increased $2.2 million, reflecting normal annual salary merit adjustments and the reduced level of bonus accruals that were recognized during the quarter ended March 31, 2011 when, on a year-to-date basis, we reported an operating loss. Other variances in comparing our expenses for the quarter ended March 31, 2012 to those during the quarter ended March 31, 2011 included a $1.6 million reduction in retirement costs as accumulated benefits under the defined benefit pension plan were frozen effective December 31, 2011 which was partially offset by increased group health care expense ($0.5 million).

Federal insurance premium and assessments decreased $2.3 million, or 40%, to $3.5 million in the current quarter from $5.8 million in the quarter ended March 31, 2011. This change reflects the revision, as required pursuant to the Dodd-Frank Act and as adopted effective April 1, 2011, in the deposit insurance assessment system that re-oriented the determination of each institution’s deposit insurance assessment so that it is based on total assets less tangible capital of each institution instead of deposits. Our high level of tangible capital and minimal use of wholesale borrowings resulted in our reduced level of assessment.

Appraisal and other loan review expenses decreased $0.4 million, or 26%, to $1.2 million during the current quarter compared to $1.6 million during the quarter ended March 31, 2011. These costs decreased in the current quarter from an elevated level in the quarter ended March 31, 2011 when additional operating expenses (legal, postage, courier, telephone etc.) associated with our home equity lending reduction plan were incurred.

Income Tax Expense (Benefit). The provision for income taxes was $0.9 million during the current quarter compared to $0.5 million during the quarter ended March 31, 2011. The provision for the current quarter included $0.8 million of federal tax and $17 thousand of state income tax expense. The provision for the quarter ended March 31, 2011 included $0.4 million of federal tax and $21 thousand of state income tax expense. Our effective federal tax rate was 45.0% during the current quarter compared to 16.7% during the quarter ended March 31, 2011. During the current quarter, an adjustment of $0.3 million was recorded to increase our deferred tax asset reserve related to our charitable contribution carryforward. No adjustment to the deferred tax asset reserve was recorded during the quarter ended March 31, 2011. Our provision for income taxes in the current quarter aligns our year-to-date provision with our expectations for the full fiscal year. Our expected effective income tax rate is below the federal statutory rate because of our ownership of bank-owned life insurance.

Comparison of Operating Results for the Six Months Ended March 31, 2012 and 2011

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

	Six Months Ended				Six Months Ended
	March 31, 2012				March 31, 2011
		Interest				Interest
	Average	Income/		Yield/	Average	Income/		Yield/
	Balance	Expense		Cost (1)	Balance	Expense		Cost (1)
	(Dollars in thousands)
Interest-earning assets:
Other interest-bearing cash equivalents	280,495	345		0.25%	345,030	532		0.31%
Investment securities	10,455	19		0.36%	13,032	82		1.26%
Mortgage-backed securities	366,222	3,323		1.81%	565,870	6,203		2.19%
Loans	10,102,086	205,903		4.08%	9,771,994	205,594		4.21%
Federal Home Loan Bank stock	35,620	763		4.28%	35,620	763		4.28%

Total interest-earning assets	10,794,878	210,353		3.90%	10,731,546	213,174		3.97%

Noninterest-earning assets	272,617				272,385

Total assets	$11,067,495				$11,003,931

Interest-bearing liabilities:
NOW accounts	975,559	1,407		0.29%	973,359	1,836		0.38%
Savings accounts	1,738,801	4,088		0.47%	1,601,630	5,059		0.63%
Certificates of deposit	5,961,051	73,601		2.47%	6,206,117	84,769		2.73%
Borrowed funds	300,454	1,217		0.81%	89,101	923		2.07%

Total interest-bearing liabilities	8,975,865	80,313		1.79%	8,870,207	92,587		2.09%

Noninterest-bearing liabilities	298,480				382,896

Total liabilities	9,274,345				9,253,103
Stockholders’ equity	1,793,150				1,750,828

Total liabilities and stockholders’ equity	$11,067,495				$11,003,931

Net interest income		$130,040				$120,587

Interest rate spread (2)				2.11%				1.88%

Net interest-earning assets (3)	$1,819,013				$1,861,339

Net interest margin (4)		2.41	%(1)			2.25	%(1)

Average interest-earning assets to average interest-bearing liabilities	120.27%				120.98%

Selected performance ratios:
Return on average assets		0.17	%(1)			-0.09	%(1)
Return on average equity		1.06	%(1)			-0.59	%(1)
Average equity to average assets		16.20%				15.91%

(1)	Annualized
(2)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by total interest-earning assets.

General. Net income increased $14.6 million, to $9.5 million for the six months ended March 31, 2012 from a loss of $5.1 million for the six months ended March 31, 2011. The increase in net income was attributable primarily to a lower provision for loan losses and increased net interest income.

Interest Income. Interest income decreased $2.8 million, or 1%, to $210.4 million during the six months ended March 31, 2012, compared to $213.2 million during the same six months in the prior year. The decrease in interest income resulted primarily from a decrease in interest income from mortgage-backed securities which was partially offset by a small increase in interest income from loans.

Interest income on mortgage-backed securities decreased $2.9 million, or 46%, to $3.3 million for the six months ended March 31, 2012, compared to $6.2 million during the same six months in the prior year. This change was attributed to a $199.6 million, or 35%, decrease in the average balance to $366.2 million for the six months ended March 31, 2012 compared to $565.9 million during the same six months last year. In addition there was a 38 basis point decrease in the average yield to 1.81% from 2.19%, as interest rates on adjustable rate mortgage loans that collateralize certain mortgage-backed securities reset to lower current interest rates and higher, fixed-rate mortgage loans that collateralize other mortgage-backed securities continued to experience accelerated paydowns.

Interest Expense. Interest expense decreased $12.3 million, or 13%, to $80.3 million during the current six months compared to $92.6 million during the six months ended March 31, 2011. The change resulted primarily from a decrease in interest expense on certificates of deposit combined with modest decreases in interest expense on NOW accounts and savings accounts.

Interest expense on certificates of deposit decreased $11.2 million, or 13%, to $73.6 million during the six months ended March 31, 2012, compared to $84.8 million during the six months ended March 31, 2011. The change was attributed to a 26 basis point decrease in the average rate we paid on certificates of deposit to 2.47% from 2.73% combined with a $245.1 million, or 4%, decrease in the average balance to $5.96 billion during the current six months from $6.21 billion during the same six months of the prior year. Rates were adjusted on deposits in response to changes in general market rates as well as to changes in the rates paid by our competition on short-term certificates of deposit.

Net Interest Income. Net interest income increased $9.4 million, or 8%, to $130.0 million during the six months ended March 31, 2012, from $120.6 million during the six months ended March 31, 2011. As net interest income increased during the six months, we experienced an improvement of our interest rate spread, which increased 23 basis points to 2.11% compared to 1.88% during the same six months last year. Low interest rates have decreased the yield on interest interest-earning assets, and to a greater extent, the rate paid on deposits and borrowed funds resulting in the increase in net interest income. Our net interest margin increased 16 basis points to 2.41% compared to 2.25% during the same six months last year. This increase can be partially attributed to the higher average loan balance in the current six months compared to the six months ended March 31, 2011. Our average net interest-earning assets decreased $42.3 million, to $1.82 billion during the current six months from $1.86 billion during the six months ended March 31, 2011.

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

Based on our evaluation of the above factors, we recorded a provision for loan losses of $42.0 million during the six months ended March 31, 2012 and a provision of $57.0 million during the six months ended March 31, 2011. The loan loss provision for the six months ended March 31, 2011 was higher than the loan loss provision for the current six month period primarily due to the difference in the amount of the loan loss provision recorded during the quarter ended December 31, 2010 ($34.5 million) in comparison to the amount of the loan loss provision recorded during the quarter ended December 31, 2011 ($15.0 million). The lower provision during the quarter ended December 31, 2011 was based on improved trending in delinquency and net charge-off metrics and was evaluated within the framework of the adequacy of the overall allowance for loan losses as reflected in our consolidated statement of condition. The increased level of net charge-offs (non-SVA related) during the current six months, $42.2 million as compared to $39.5 million during the six months ended March 31, 2011, resulted from increases in both the residential non-Home Today and as well as the residential Home Today portfolios and was partially offset by decreased charge-offs (non-SVA related) in the home equity lending portfolio. The increased charge-off activity (non-SVA related) occurred despite continued improvement in delinquencies and was attributed to more delinquent loans moving into foreclosure and increased losses recognized based on declining sheriff sale appraisal amounts. The current provision reflects our net charge-off experience, lower home values and the uncertain economic times, which continue to challenge many of our loan customers. As delinquencies in the portfolio have been resolved through pay-off, short sale or foreclosure, or management determines the collateral is not sufficient to satisfy the loan, uncollected balances have been charged against the allowance for loan losses previously provided. The net charge-offs (non-SVA related) of $42.2 million during the six months ended March 31, 2012 were approximately equal to the $42.0 million loan loss provision recorded for the current six months. The loan loss provision of $57.0 million, recorded for the six months ended March 31, 2011 exceeded net charge-offs of $39.5 million plus the change in specific valuation allowances during that same six month period of $7.9 million; note that changes in SVAs are considered to be the equivalent of a partial charge-down. The allowance for loan losses was $101.3 million, or 1.02% of the total recorded investment in loans receivable, at March 31, 2012, compared to $150.7 million or 1.52% of the total recorded investment in loans receivable at March 31, 2011. The $49.4 million decrease in the allowance for loan losses primarily reflects the impact of the adoption, effective December 31, 2011, of an OCC directive to discontinue the use of SVAs as discussed earlier.

The $54.8 million decrease in the recorded investment in non-accrual loans from September 2011 to March 2012, was largely impacted by the elimination of SVAs (as the OCC directed all thrift institutions to eliminate by March 31, 2012 and as was early adopted by the Association effective December 31, 2011) which had a recorded balance of $55.5 million at September 30, 2011. Offsetting the favorable impact of the SVA elimination was the unfavorable impact of the reclassification in March 2012, in accordance with regulatory guidance provided in January 2012, of $14.6 million of performing home equity lines of credit that were transferred to non-accrual status in those instances in which a borrower was 180 days or more delinquent on a first lien obligation or 90 days or more delinquent on a first lien modification.

Non-Interest Income. Non-interest income decreased $3.0 million, or 20%, to $12.1 million during the current six months compared to $15.1 million during the six months ended March 31, 2011, mainly as a result of lower net loan servicing fees received in connection with the smaller portfolio of loans serviced for others and lower earnings from non-thrift investments related primarily to private mortgage re-insurance, net lease transactions of commercial buildings, and lower title agency fees.

Non-Interest Expense. Non-interest expense decreased $1.1 million, or 1%, to $85.8 million during the six months ended March 31, 2012, compared to $86.9 million during the six months ended March 31, 2011 primarily from reductions in federal insurance premiums and appraisal and other loan review expenses partially offset by an increase in salaries and employee benefits.

Salaries and employees benefits increased $4.1 million, or 11%, to $41.4 million during the six months ended March 31, 2012, compared to $37.3 million during the six months ended March 31, 2011. Compensation cost increased $4.4 million, reflecting normal annual salary merit adjustments and the reduced level of bonus accruals that were recognized during the six months ended March 31, 2011 when we reported an operating loss. Other variances in comparing our expenses for the six months ended March 31, 2012 to those during the six months ended March 31, 2011 included a $2.1 million reduction in retirement costs as accumulated benefits under the defined benefit pension plan were frozen effective December 31, 2011 which was partially offset by increased employee stock ownership and stock-based compensation plan expense ($1.0 million) and increased group health care expense ($0.5 million).

Federal insurance premium and assessments decreased $4.4 million, or 38%, to $7.4 million in the six months ended March 31,2012, from $11.8 million in the six months ended March 31, 2011. This change reflects the revision, as required pursuant to the Dodd-Frank Act and as adopted effective April 1, 2011, in the deposit insurance assessment system that re-oriented the determination of each institution’s deposit insurance assessment so that it is based on total assets less tangible capital of each institution instead of deposits. Our high level of tangible capital and minimal use of wholesale borrowings resulted in our reduced level of assessment.

Appraisal and other loan review expenses decreased $1.7 million, or 45%, to $2.2 million during the six months ended March 31, 2012, compared to $3.9 million during the six months ended March 31, 2011. These costs decreased in the current six months from an elevated level in the six months ended March 31, 2011 when additional operating expenses (legal, postage, courier, telephone, etc.) associated with our home equity lending reduction plan were incurred.

Income Tax Expense (Benefit). The provision for income taxes was $4.9 million during the current six months compared to a benefit of $3.1 million during the six months ended March 31, 2011. The provision for the current six months included $4.8 million of federal income tax provision and $42 thousand of state income tax provision. The provision for the six months ended March 31, 2011 included $3.2 million of federal income tax benefit and $32 thousand of state income tax provision. Our effective federal tax rate was 33.8% during the current six months compared to a federal benefit rate of 38.1% during the six months ended March 31, 2011. During the current six months, an adjustment of $0.3 million was recorded to increase our deferred tax asset reserve related to our charitable contribution carryforward. An adjustment to the deferred tax asset reserve of $0.8 million was recorded during the six months ended March 31, 2011. Our provision for income taxes in the current six months is aligned with our expectations for the full fiscal year. Our expected effective income tax rate is below the federal statutory rate because of our ownership of bank-owned life insurance.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the FHLB of Cincinnati, borrowings from the Federal Reserve Discount Window and maturities, sales of securities and, historically, sales of loans. There were no sales of long-term, fixed rate loans during the current quarter, although, at March 31, 2012, $245.9 million of high credit quality, long-term, fixed-rate residential first mortgage loans were reclassified as “held for sale” and at March 31, 2012 the Association had entered into a sales commitment with a third-party to deliver $50.0 million of such loans in a whole-loan (as opposed to an agency securitization) transaction.

In addition to the primary sources of funds described above, we have the ability to obtain collateralized borrowings in the wholesale markets. Finally, access to the equity capital markets via a supplemental first step transaction or a full (second step) transaction remain as other potential sources of liquidity, although this channel generally requires six to nine months of lead time.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Association’s Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We seek to maintain a minimum liquidity ratio of 5% or greater (which we compute as the sum of cash and cash equivalents plus unpledged investment securities for which ready markets exist, divided by total assets). For the three months ended March 31, 2012, our liquidity ratio averaged 5.82%. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2012.

We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities and the objectives of our asset/liability management program.

Excess liquid assets are generally invested in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2012, cash and cash equivalents totaled $342.4 million. Investment securities classified as available-for-sale, which provide additional sources of liquidity, totaled $14.5 million at March 31, 2012.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows (unaudited) included in the Unaudited Consolidated Financial Statements.

At March 31, 2012, we had $1.39 billion in undisbursed home equity lines of credit to borrowers. Certificates of deposit due within one year of March 31, 2012 totaled $2.99 billion, or 33.8% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, sales of investment securities, other deposit products, including certificates of deposit, Federal Home Loan Bank advances, borrowings from the Federal Reserve Discount Window or other collateralized borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2013. We believe, however, based on past experience that a significant portion of such deposits will remain with us. Generally, we have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are originating residential mortgage loans and purchasing investments. During the six months ended March 31, 2012, we originated $1.34 billion of loans, and during the six months ended March 31, 2011, we originated $1.45 billion of loans. We purchased $88.3 million of securities during the six months ended March 31, 2012, and $2.0 million during the six months ended March 31, 2011.

Financing activities consist primarily of changes in deposit accounts, changes in the balances of principal and interest owed on loans serviced for others as well as Federal Home Loan Bank advances and borrowings from the Federal Reserve Discount Window. We experienced a net increase in total deposits of $107.3 million during the six months ended March 31,

2012 compared to a net decrease of $96.0 million during the six months ended March 31, 2011. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. Principal and interest owed on loans serviced for others decreased $1.0 million during the six months ended March 31, 2012 compared to a decrease of $181.7 million during the six months ended March 31, 2011. During the six months ended March 31, 2012 we increased our advances from the FHLB of Cincinnati by $279.2 million to augment our liquidity ratio. During the six months ended March 31, 2011, our advances from the FHLB of Cincinnati increased by $98.0 million.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of Cincinnati and the Federal Reserve Discount Window, each of which provides an additional source of funds. At March 31, 2012 we had $419.1 million of FHLB of Cincinnati advances and no outstanding borrowings from the Federal Reserve Discount Window. During the six months ended March 31, 2012, we had average outstanding advances from the FHLB of Cincinnati of $300.5 million as compared to average outstanding advances of $89.1 million during the six months ended March 31, 2011. At March 31, 2012 we had the ability to immediately borrow an additional $535.2 million from the FHLB of Cincinnati and $265.1 million from the Federal Reserve Discount Window. From the perspective of collateral value securing FHLB of Cincinnati advances, our capacity limit for additional borrowings at March 31, 2012 was $1.68 billion, subject to satisfaction of the FHLB Cincinnati common stock ownership requirement. To satisfy the common stock ownership requirement we would have to increase our ownership of FHLB Cincinnati common stock by an additional $33.6 million.

The Association is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.

As of March 31, 2012 the Association exceeded all regulatory requirements to be considered “Well Capitalized” as presented in the table below (dollar amounts in thousands).

	Actual		Required
	Amount	Ratio	Amount	Ratio
Total Capital to Risk Weighted Assets	$1,611,726	22.58%	$713,793	10.00%
Core Capital to Adjusted Tangible Assets	1,522,353	13.54	561,962	5.00
Tier 1 Capital to Risk-Weighted Assets	1,522,353	21.33	428,276	6.00

Item 3. Quantitative and Qualitative Disclosures About Market Risk

General. The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk has historically been interest rate risk. In general, our assets, consisting primarily of mortgage loans, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and limit the exposure of our net interest income to changes in market interest rates. Accordingly, our board of directors has established an Asset/Liability Management Committee comprised of key operating personnel which is responsible for evaluating the interest rate risk inherent in our asset/liability structure, for determining the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors.

We have sought to manage our interest rate risk in order to control the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset-liability management, we have historically used the following strategies to manage our interest rate risk:

(i)	marketing adjustable-rate loan products;

(ii)	lengthening the weighted average remaining term of major funding sources, primarily by offering attractive interest rates on deposit products, particularly longer-term certificates of deposit;

(iii)	investing in shorter- to medium-term investments and mortgage-backed securities;

(iv)	maintaining high levels of capital; and

(v)	securitizing and/or selling long-term, fixed-rate residential real estate mortgage loans.

During the six months ended March 31, 2012 we did not securitize or sell any long-term, fixed rate mortgage loans, although, at March 31, 2012, $245.9 million of high credit quality, long-term, fixed-rate residential first mortgage loans were reclassified as “held for sale” and at March 31, 2012 the Association had entered into a sales commitment with a third-party to deliver $50.0 million of such loans in a whole-loan (as opposed to an agency securitization) transaction. Effective July 1, 2010, Fannie Mae, historically the Association’s primary loan investor, implemented certain loan origination requirement changes affecting loan eligibility that we did not adopt. Accordingly, the Association’s ability to reduce interest rate risk via our traditional loan sales of newly originated longer-term fixed rate residential loans is limited until either the Association changes its loan origination processes or Fannie Mae, Freddie Mac or other market participants, revise their loan eligibility standards. Otherwise, future sales of fixed-rate mortgage loans will predominantly be limited to those loans that have established payment histories, strong borrower credit profiles and are supported by adequate collateral values. In response to this change, we are currently marketing an adjustable-rate mortgage loan product and a ten year fixed-rate mortgage loan that provide us with improved interest rate risk characteristics when compared to longer-term, fixed-rate mortgage loans.

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

Economic Value of Equity. Using customized modeling software, the Association prepares periodic estimates of the amounts by which the net present value of its cash flows from assets, liabilities and off balance sheet items (the institution’s economic value of equity or “EVE”) would change in the event of a range of assumed changes in market interest rates. The simulation model uses a discounted cash flow analysis and an option-based pricing approach in measuring the interest rate sensitivity of EVE. The model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumption that instantaneous changes (measured in basis points) occur at all maturities along the United States Treasury yield curve and other relevant market interest rates. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 2% to 3% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. The model is tailored specifically to our organization, which, we believe, improves its accuracy. The following table presents the estimated changes in the Association’s EVE at March 31, 2012 that would result from the indicated instantaneous changes in the United States Treasury yield curve and other relevant market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

				EVE as a Percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)	Estimated EVE (2)	Estimated Increase (Decrease) in EVE		EVE Ratio (4)	Increase (Decrease) (basis points)
		Amount	Percent
	(Dollars in thousands)
+300	$960,260	$(752,109)	-44%	9.39%	-548
+200	1,217,354	(495,015)	-29%	11.44%	-344
+100	1,480,612	(231,757)	-14%	13.36%	-151
0	1,712,369	—	—	14.87%	—
-100	1,803,409	91,040	5%	15.25%	38

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at March 31, 2012, in the event of an increase of 200 basis points in all interest rates, the Association would experience a 29% decrease in EVE. In the event of a 100 basis point decrease in interest rates, the Association would experience a 5% increase in EVE.

The following table is based on the calculations contained in the previous table, and sets forth the change in the EVE at a +200 basis point rate of shock at March 31, 2012, with comparative information as of September 30, 2011. By regulation the Association must measure and manage its interest rate risk for interest rate shocks relative to established risk tolerances in EVE.

Risk Measure (+200 bp Rate Shock)

	At March 31, 2012	At September 30, 2011
Pre-Shock EVE Ratio	14.87%	15.43%
Post-Shock EVE Ratio	11.44%	12.31%
Sensitivity Measure in basis points	-344	-312

Certain shortcomings are inherent in the methodologies used in determining interest rate risk through changes in EVE. Modeling changes in EVE require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the EVE tables presented above assume that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assume that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the EVE tables provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our EVE and will differ from actual results.

We have previously reported that our former primary regulator, the OTS, expressed concern with respect to several significant assumptions used in our prior internal interest rate risk (“IRR”) model, as well as the reliability of the resulting IRR profiles generated by that model. While we believe that the previous IRR model enabled us to prudently and reasonably measure and manage IRR, we nevertheless replaced that modeling system with a system that offers enhanced functionality and capabilities. Installation and implementation of the new IRR modeling software was finalized during the quarter ended March 31, 2012 and the IRR disclosures as determined using the new model are reported in this filing. The new model possesses random patterning capabilities that our prior model lacked and accommodates extensive regression analytics applicable to the prepayment and decay profiles of our borrower and depositor portfolios. We believe that the new model expands our ability to run alternative modeling scenarios and improves the timeliness of and our access to decision making data that is integral to our IRR management processes.

Earnings at Risk. In addition to EVE calculations, we use our simulation model to analyze the sensitivity of our net interest income to changes in interest rates (the institution’s earnings at risk or “EaR”). Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what our net interest income would be for twelve and twenty-four month periods using customized (based on our portfolio characteristics) assumptions with respect to loan prepayment rates and deposit decay rates, and the Bloomberg forward yield curve for assumptions as to projected interest rates. We then calculate what the net interest income would be for the same period in the event of instantaneous changes in market interest rates . As of March 31, 2012, we estimated that our EaR for the 12 months ending March 31, 2013 would decrease by 12.5% in the event of an instantaneous 200 basis point increase in market interest rates.

Certain shortcomings are also inherent in the methodologies used in determining interest rate risk through changes in EaR. Modeling changes in EaR require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the interest rate risk information presented above assumes that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains substantially constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although interest rate risk calculations provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results. In addition to the preparation of computations as described above, we also formulate simulations based on a variety of non-linear changes in interest rates and a variety of non-constant balance sheet composition scenarios.

Item 4. Controls and Procedures

Under the supervision of and with the participation of the Company’s management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The Company did not repurchase any shares of common stock during the quarter ended March 31, 2012.

On March 12, 2009, the Company announced its fourth stock repurchase program, which authorizes the repurchase of up to an additional 3,300,000 shares of the Company’s outstanding common stock. Purchases under the program will be on an ongoing basis, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses of capital, regulatory restrictions and our financial performance. Repurchased shares will be held as treasury stock and be available for general corporate use. The program has 2,156,250 shares yet to be purchased as of March 31, 2012. Our last repurchases occurred during the quarter ended December 31, 2009.

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

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6.

(a) Exhibits

31.1	Certification of chief executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of chief financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32	Certification of chief executive officer and chief financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

101	The following financial statements from TFS Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May 10, 2012, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Equity, (v) the Notes to Condensed Consolidated Financial Statements.

101.INS	Interactive datafile XBRL Instance Document

101.SCH	Interactive datafile XBRL Taxonomy Extension Schema Document

101.CAL	Interactive datafile XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Interactive datafile XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Interactive datafile XBRL Taxonomy Extension Label Linkbase

101.PRE	Interactive datafile XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TFS Financial Corporation

Dated: May 10, 2012	/s/ Marc A. Stefanski
Marc A. Stefanski
Chairman of the Board, President and Chief Executive Officer

Dated: May 10, 2012	/s/ David S. Huffman
David S. Huffman
Chief Financial Officer and Secretary