Form 10-Q
period 2012-06-30
TFS Financial CORP
filed 2012-08-09
CIK 1381668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________
FORM 10-Q
________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from              to
Commission File Number 001-33390
__________________________
TFS FINANCIAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)
__________________________

United States of America	52-2054948
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7007 Broadway Avenue Cleveland, Ohio	44105
(Address of Principal Executive Offices)	(Zip Code)
(216) 441-6000
Registrant’s telephone number, including area code:
Not Applicable
(Former name or former address, if changed since last report)
__________________________

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
As of August 3, 2012 there were 308,945,893 shares of the Registrant’s common stock, par value $0.01 per share, outstanding, of which 227,119,132 shares, or 73.5% of the Registrant’s common stock, were held by Third Federal Savings and Loan Association of Cleveland, MHC, the Registrant’s mutual holding company.

TFS Financial Corporation

Item 1. Financial Statements
TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION (unaudited)
(In thousands, except share data)

	June 30, 2012	September 30, 2011
ASSETS
Cash and due from banks	$42,597	$35,532
Other interest-earning cash equivalents	275,755	259,314
Cash and cash equivalents	318,352	294,846
Investment securities:
Available for sale (amortized cost $381,372 and $15,760, respectively)	384,479	15,899
Held to maturity (fair value $0 and $398,725, respectively)	0	392,527
	384,479	408,426
Mortgage loans held for sale, at lower of cost or market	233,154	0
Loans held for investment, net:
Mortgage loans	10,240,417	9,920,907
Other loans	4,908	6,868
Deferred loan fees, net	(17,634)	(19,854)
Allowance for loan losses	(107,374)	(156,978)
Loans, net	10,120,317	9,750,943
Mortgage loan servicing assets, net	21,805	28,919
Federal Home Loan Bank stock, at cost	35,620	35,620
Real estate owned	19,692	19,155
Premises, equipment, and software, net	60,553	59,487
Accrued interest receivable	35,152	35,854
Bank owned life insurance contracts	175,620	170,845
Other assets	90,253	88,853
TOTAL ASSETS	$11,494,997	$10,892,948
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$8,957,149	$8,715,910
Borrowed funds	569,733	139,856
Borrowers’ advances for insurance and taxes	32,814	58,235
Principal, interest, and related escrow owed on loans serviced	94,539	151,859
Accrued expenses and other liabilities	35,322	53,164
Total liabilities	9,689,557	9,119,024
Commitments and contingent liabilities
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	0	0
Common stock, $0.01 par value, 700,000,000 shares authorized; 332,318,750 shares shares issued; 308,945,893 and 308,915,893 outstanding at June 30, 2012 and September 30, 2011, respectively	3,323	3,323
Paid-in capital	1,691,144	1,686,216
Treasury stock, at cost; 23,372,857 and 23,402,857 shares at June 30, 2012 and September 30, 2011, respectively	(281,726)	(282,090)
Unallocated ESOP shares	(75,834)	(79,084)
Retained earnings—substantially restricted	472,185	461,836
Accumulated other comprehensive loss	(3,652)	(16,277)
Total shareholders’ equity	1,805,440	1,773,924
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,494,997	$10,892,948
See accompanying notes to unaudited consolidated financial statements.
TFS Financial Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(In thousands, except share and per share data)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
INTEREST INCOME:
Loans, including fees	$102,143	$103,845	$308,046	$309,439
Investment securities available for sale	543	43	613	198
Investment securities held to maturity	973	2,871	4,245	9,001
Other interest and dividend earning assets	566	527	1,674	1,822
Total interest and dividend income	104,225	107,286	314,578	320,460
INTEREST EXPENSE:
Deposits	37,704	43,723	116,800	135,387
Borrowed funds	657	518	1,874	1,441
Total interest expense	38,361	44,241	118,674	136,828
NET INTEREST INCOME	65,864	63,045	195,904	183,632
PROVISION FOR LOAN LOSSES	31,000	22,500	73,000	79,500
NET INTEREST INCOME AFTER PROVISION FOR
LOAN LOSSES	34,864	40,545	122,904	104,132
NON-INTEREST INCOME
Fees and service charges, net of amortization	2,960	4,507	9,057	11,829
Increase in bank owned life insurance contracts	1,607	1,621	4,829	4,840
(Loss) income on private equity investments	(35)	763	60	977
Other	1,779	1,868	4,485	6,199
Total non-interest income	6,311	8,759	18,431	23,845
NON-INTEREST EXPENSE
Salaries and employee benefits	18,375	19,694	59,809	56,994
Marketing services	2,376	2,102	7,130	6,306
Office property, equipment and software	5,392	4,986	15,463	14,983
Federal insurance premium and assessments	3,390	2,759	10,779	14,591
State franchise tax	1,672	1,459	4,377	3,826
Real estate owned expense, net	2,424	1,994	6,431	5,906
Appraisal and other loan review expense	322	1,005	2,475	4,907
Other operating expenses	6,791	5,553	20,077	18,958
Total non-interest expense	40,742	39,552	126,541	126,471
INCOME BEFORE INCOME TAXES	433	9,752	14,794	1,506
INCOME TAX (BENEFIT) EXPENSE	(459)	3,767	4,421	645
NET INCOME	$892	$5,985	$10,373	$861
Earnings per share—basic and diluted	$—	$0.02	$0.03	$—
Weighted average shares outstanding
Basic	301,274,602	300,347,978	301,157,535	300,234,492
Diluted	301,936,577	301,147,673	301,681,201	300,918,065
See accompanying notes to unaudited interim consolidated financial statements.
TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)
Nine Months Ended June 30, 2012 and 2011
(In thousands)

						Accumulated other comprehensive income (loss)
	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Unrealized gains/(losses) on securities	Pension obligation	Total shareholders’ equity
Balance at September 30, 2010	$3,323	1,686,062	(288,366)	(82,699)	452,633	90	(18,146)	$1,752,897
Comprehensive income
Net income	—	—	—	—	861	—	—	861
Change in unrealized losses on securities available for sale	—	—	—	—	—	(31)	—	(31)
Change in pension obligation	—	—	—	—	—	—	5,052	5,052
Total comprehensive income								5,882
ESOP shares allocated or committed to be released	—	(281)	—	2,531	—	—	—	2,250
Compensation costs for stock-based plans	—	5,397	(3)	—	—	—	—	5,394
Excess tax effect from stock-based compensation	—	(36)	—	—	—	—	—	(36)
Treasury stock allocated to restricted stock plan	—	(581)	572	—	9	—	—	—
Balance at June 30, 2011	$3,323	1,690,561	(287,797)	(80,168)	453,503	59	(13,094)	$1,766,387
Balance at September 30, 2011	$3,323	1,686,216	(282,090)	(79,084)	461,836	90	(16,367)	$1,773,924
Comprehensive income
Net income	—	—	—	—	10,373	—	—	10,373
Change in unrealized gains on securities available for sale	—	—	—	—	—	1,931	—	1,931
Change in pension obligation	—	—	—	—	—	—	10,694	10,694
Total comprehensive income								22,998
ESOP shares allocated or committed to be released	—	(235)	—	3,250	—	—	—	3,015
Compensation costs for stock-based plans	—	5,503	—	—	—	—	—	5,503
Treasury stock allocated to restricted stock plan	—	(340)	364	—	(24)	—	—	—
Balance at June 30, 2012	$3,323	1,691,144	(281,726)	(75,834)	472,185	2,021	(5,673)	$1,805,440
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In thousands)

	For the Nine Months Ended
	June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,373	$861
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	8,518	7,644
Depreciation and amortization	14,397	15,380
Deferred income tax (benefit) expense	(500)	400
Provision for loan losses	73,000	79,500
Net gain on the sale of loans	—	(490)
Other net losses	1,720	3,283
Principal repayments on loans held for sale	12,766	0
Increase in bank owned life insurance contracts	(4,822)	(4,846)
Net (increase) decrease in interest receivable and other assets	(9,317)	5,992
Net (decrease) increase in accrued expenses and other liabilities	(1,388)	48,450
Other	557	662
Net cash provided by operating activities	105,304	156,836
CASH FLOWS FROM INVESTING ACTIVITIES:
Loans originated	(2,299,916)	(1,993,393)
Principal repayments on loans	1,591,983	1,371,213
Proceeds from principal repayments and maturities of:
Securities available for sale	19,495	10,102
Securities held to maturity	139,533	214,681
Proceeds from sale of:
Loans	—	33,722
Real estate owned	16,950	11,201
Purchases of:
Securities available for sale	(41,919)	(2,288)
Securities held to maturity	(93,509)	(12,424)
Premises and equipment	(2,755)	(2,279)
Other	(35)	(853)
Net cash used in investing activities	(670,173)	(370,318)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	241,239	(150,045)
Net decrease in borrowers’ advances for insurance and taxes	(25,421)	(22,584)
Net decrease in principal and interest owed on loans serviced	(57,320)	(194,995)
Net increase in short term borrowed funds	427,877	100,016
Proceeds from long term borrowed funds	5,000	29,955
Repayment of long term borrowed funds	(3,000)	(15,000)
Excess tax benefit related to stock-based compensation	—	(36)
Net cash provided by (used in) financing activities	588,375	(252,689)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	23,506	(466,171)
CASH AND CASH EQUIVALENTS—Beginning of period	294,846	743,740
CASH AND CASH EQUIVALENTS—End of period	$318,352	$277,569
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest on deposits	$117,280	$136,097
Cash paid for interest on borrowed funds	1,874	1,418
Cash paid for income taxes	15,694	4,500
SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to real estate owned	17,191	17,700
Transfer of loans from held for sale to held for investment	—	25,027
Transfer of loans from held for investment to held for sale	245,920	—
Transfer of investments from held to maturity to available for sale	343,687	—
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands unless otherwise indicated)

1.	BASIS OF PRESENTATION
TFS Financial Corporation (the “Holding Company”), a federally chartered stock holding company, conducts its principal activities through its wholly owned subsidiaries. The principal line of business of the Holding Company and its subsidiaries (collectively, “TFS Financial” or the “Company”) is retail consumer banking, including mortgage lending, deposit gathering, and other insignificant financial services. On June 30, 2012, approximately 74% of the Holding Company’s outstanding shares were owned by a federally chartered mutual holding company, Third Federal Savings and Loan Association of Cleveland, MHC (“Third Federal Savings, MHC”). The thrift subsidiary of TFS Financial is Third Federal Savings and Loan Association of Cleveland (the “Association”).
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
The unaudited interim consolidated financial statements were prepared without an audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial condition of TFS Financial at June 30, 2012, and its results of operations and cash flows for the periods presented. In accordance with Regulation S-X for interim financial information, these statements do not include certain information and footnote disclosures required for complete audited financial statements. The Holding Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011 contains consolidated financial statements and related notes, which should be read in conjunction with the accompanying interim consolidated financial statements. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2012.

2.	EARNINGS PER SHARE
Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. For purposes of computing earnings per share amounts, outstanding shares include shares held by the public, shares held by the ESOP that have been allocated to participants or committed to be released for allocation to participants, the 227,119,132 shares held by Third Federal Savings, MHC, and, for purposes of computing dilutive earnings per share, stock options and restricted stock units with a dilutive impact. At June 30, 2012 and 2011, respectively, the ESOP held 7,583,445 and 8,016,786 shares that were neither allocated to participants nor committed to be released to participants.

The following is a summary of our earnings per share calculations.

	For the Three Months Ended June 30,
	2012			2011
	Income	Shares	Per share amount	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$892			$5,985
Less: income allocated to restricted stock units	5			33
Basic earnings per share:
Income available to common shareholders	$887	301,274,602	$0.00	$5,952	300,347,978	$0.02
Diluted earnings per share:
Effect of dilutive potential common shares		661,975			799,695
Income available to common shareholders	$887	301,936,577	$0.00	$5,952	301,147,673	$0.02

	For the Nine Months Ended June 30,
	2012			2011
	Income	Shares	Per share amount	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$10,373			$861
Less: income allocated to restricted stock units	55			5
Basic earnings per share:
Income available to common shareholders	$10,318	301,157,535	$0.03	$856	300,234,492	$0.00
Diluted earnings per share:
Effect of dilutive potential common shares		523,666			683,573
Income available to common shareholders	$10,318	301,681,201	$0.03	$856	300,918,065	$0.00
Outstanding stock options and restricted stock units are excluded from the computation of diluted earnings per share when their inclusion would be anti-dilutive. For the three and nine months ended June 30, 2012, options to purchase 6,217,925 shares and 30,000 and 76,500 restricted stock units, respectively, were outstanding but not included in the computation of diluted earnings per share because the effect would be antidilutive. For the three and nine months ended June 30, 2011, options to purchase 5,005,925 shares were outstanding but not included in the computation of diluted earnings per share because the effect would be antidilutive.

3.	INVESTMENT SECURITIES
Investments available for sale are summarized as follows:

	June 30, 2012
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. government and agency obligations	$2,000	$50	$—	$2,050
Freddie Mac certificates	1,100	47	—	1,147
Ginnie Mae certificates	16,904	466	—	17,370
Real estate mortgage investment conduits (REMICs)	346,170	2,254	(451)	347,973
Fannie Mae certificates	7,267	741	—	8,008
Money market accounts	7,931	—	—	7,931
Total	$381,372	$3,558	$(451)	$384,479

	September 30, 2011
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. government and agency obligations	$2,000	$46	$—	$2,046
REMICs	5,244	93	—	5,337
Money market accounts	8,516	—	—	8,516
Total	$15,760	$139	$—	$15,899

During the quarter ended June 30, 2012, all of the Company's investment securities previously classified as held to maturity, $343,687, were transferred to the available for sale portfolio to ensure that the securities would be eligible for inclusion in the computation of regulatory liquidity. At the time of transfer, a net unrealized gain of $2,286 was recorded in accumulated other comprehensive income. At June 30, 2012, all investment securities held by the Company are classified as available for sale.
Investment securities held to maturity are summarized as follows:

	September 30, 2011
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Freddie Mac certificates	$2,724	$118	$—	$2,842
Ginnie Mae certificates	19,532	501	—	20,033
REMICs	362,489	4,837	(58)	367,268
Fannie Mae certificates	7,782	800	—	8,582
Total	$392,527	$6,256	$(58)	$398,725

Gross unrealized losses on securities and the estimated fair value of the related securities, aggregated by investment category and length of time the individual securities have been in a continuous loss position, at June 30, 2012 and September 30, 2011, were as follows:

	June 30, 2012
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$84,153	$439	$6,204	$12	$90,357	$451
Total	$84,153	$439	$6,204	$12	$90,357	$451

	September 30, 2011
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Held to maturity—
REMICs	$5,961	$29	$11,353	$29	$17,314	$58
Total	$5,961	$29	$11,353	$29	$17,314	$58

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES
Loans held for investment consist of the following:

	June 30, 2012	September 30, 2011
Real estate loans:
Residential non-Home Today	$7,747,541	$7,120,789
Residential Home Today	221,423	264,019
Home equity loans and lines of credit	2,239,014	2,491,198
Construction	66,262	82,048
Real estate loans	10,274,240	9,958,054
Consumer and other loans	4,908	6,868
Less:
Deferred loan fees—net	(17,634)	(19,854)
Loans-in-process (“LIP”)	(33,823)	(37,147)
Allowance for loan losses	(107,374)	(156,978)
Loans held for investment, net	$10,120,317	$9,750,943
At June 30, 2012, $233,154 of long-term, fixed-rate loans were classified as mortgage loans held for sale.
In an October 2011 directive, the Office of the Comptroller of the Currency required all specific valuation allowances (“SVA”) on collateral-dependent loans (SVAs established when the recorded investment in an impaired loan exceeded the measured value of the collateral) maintained by savings institutions to be charged off by March 31, 2012. As permitted, the Company elected to early-adopt this methodology effective for the quarter ended December 31, 2011. As a result, reported loan charge-offs for the nine months ended June 30, 2012 were impacted by the charge-off of specific valuation allowances, which had a balance of $55,507 at September 30, 2011. This one-time charge-off did not impact the provision for loan losses for the quarter ended December 31, 2011 or the nine months ended June 30, 2012; however, reported loan charge-offs during the December 2011 quarter increased and the balances of loans, the allowance for loan losses, non-accrual status loans and loan delinquencies as of December 31, 2011, all decreased accordingly.
A large concentration of the Company’s lending is in Ohio and Florida. As of June 30, 2012 and September 30, 2011, the percentages of residential real estate loans held in Ohio were 78% and 81%, and the percentages held in Florida were 17%

and 17%, respectively. As of June 30, 2012 and September 30, 2011, home equity loans and lines of credit were concentrated in the states of Ohio (39% and 39%), Florida (29% and 29%) and California (12% and 12%), respectively. The economic conditions and market for real estate in those states, to a greater extent Florida, have impacted the ability of borrowers in those areas to repay their loans.
Home Today is an affordable housing program targeted to benefit low- and moderate-income home buyers. Through this program, prior to March 27, 2009, the Association provided loans to borrowers who would not otherwise qualify for the Association’s loan products, generally because of low credit scores. Although the credit profiles of borrowers in the Home Today program for loans originated prior to March 27, 2009 might be described as sub-prime, Home Today loans generally contain the same features as loans offered to our non-Home Today borrowers. Borrowers in the Home Today program must complete financial management education and counseling and must be referred to the Association by a sponsoring organization with which the Association has partnered as part of the program. Borrowers must also meet a minimum credit score threshold. Because prior to March 27, 2009 the Association applied less stringent underwriting and credit standards to these loans, loans originated under the Home Today program prior to that date have greater credit risk than its traditional residential real estate mortgage loans. Effective March 27, 2009, the Home Today underwriting guidelines were changed to be substantially the same as the Association’s traditional first mortgage product. As of June 30, 2012 and September 30, 2011, the principal balance of Home Today loans originated prior to March 27, 2009 was $217,330 and $261,817, respectively. The Association does not offer, and has not offered, loan products frequently considered to be designed to target sub-prime borrowers containing features such as higher fees or higher rates, negative amortization, a loan-to-value ratio greater than 100%, or pay option adjustable-rate mortgages.
The recorded investment of loan receivables in non-accrual status is summarized in the following table. Balances are net of deferred fees.

	June 30, 2012	September 30, 2011
Real estate loans:
Residential non-Home Today	$88,091	$125,014
Residential Home Today	40,276	69,602
Home equity loans and lines of credit	25,255	36,872
Construction	381	3,770
Total real estate loans	154,003	235,258
Consumer and other loans	—	—
Total non-accrual loans	$154,003	$235,258
Loans are placed in non-accrual status when they are contractually 90 days or more past due. Loans modified in troubled debt restructurings that were in non-accrual status prior to the restructurings remain in non-accrual status for a minimum of six months. Home equity loans and lines of credit where the customer has a delinquent first mortgage greater than 90 days past due are also placed in non-accrual status. At June 30, 2012, the recorded investment in non-accrual status loans includes $8,868 of performing second lien loans subordinate to first mortgages delinquent greater than 90 days. Interest on loans in accrual status, including certain loans individually reviewed for impairment, is recognized in interest income as it accrues, on a daily basis. Accrued interest on loans in non-accrual status is reversed by a charge to interest income and income is subsequently recognized only to the extent cash payments are received. Cash payments on loans in non-accrual status are applied to the oldest scheduled, unpaid principal and interest payment first. A non-accrual loan, other than a troubled debt restructuring, a loan with a partial charge-off, or equity loan or line of credit with a delinquent first mortgage greater than 90 days, is returned to accrual status when contractual payments are less than 90 days past due. The number of days past due is determined by the number of days the oldest contractual principal and interest payment remains unpaid. Total performing non-accrual loans at June 30, 2012 and September 30, 2011 includes $12,135 and $16,465, respectively, in troubled debt restructurings which are current according to the terms of their agreement but included with non-accrual loans for a minimum period of six months from the restructuring date due to their non-accrual status prior to restructuring or because they have been partially charged-off.
Age analysis of the recorded investment in loan receivables that are past due at June 30, 2012 and September 30, 2011 is summarized in the following tables. When a loan is more than 30 days past due on its scheduled principal and interest payments, the loan is considered 30 days or more past due. Balances are net of deferred fees and any applicable loans-in-process.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
June 30, 2012
Real estate loans:
Residential non-Home Today	$13,909	$7,521	$80,698	$102,128	$7,621,891	$7,724,019
Residential Home Today	9,761	4,080	31,121	44,962	172,913	217,875
Home equity loans and lines of credit	7,686	5,132	16,238	29,056	2,219,925	2,248,981
Construction	—	20	381	401	31,507	31,908
Total real estate loans	31,356	16,753	128,438	176,547	10,046,236	10,222,783
Consumer and other loans	—	—	—	—	4,908	4,908
Total	$31,356	$16,753	$128,438	$176,547	$10,051,144	$10,227,691

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
September 30, 2011
Real estate loans:
Residential non-Home Today	$19,509	$9,818	$118,517	$147,844	$6,942,424	$7,090,268
Residential Home Today	12,399	7,131	59,985	79,515	183,372	262,887
Home equity loans and lines of credit	11,299	6,126	36,521	53,946	2,449,707	2,503,653
Construction	72	—	3,770	3,842	40,403	44,245
Total real estate loans	43,279	23,075	218,793	285,147	9,615,906	9,901,053
Consumer and other loans	—	—	—	—	6,868	6,868
Total	$43,279	$23,075	$218,793	$285,147	$9,622,774	$9,907,921
Activity in the allowance for loan losses is summarized as follows:

	For the Three Months Ended June 30, 2012
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential non-Home Today	$30,302	$12,897	$(9,401)	$265	$34,063
Residential Home Today	20,118	7,678	(5,188)	10	22,618
Home equity loans and lines of credit	49,331	11,148	(11,194)	662	49,947
Construction	1,545	(723)	(76)	—	746
Total real estate loans	101,296	31,000	(25,859)	937	107,374
Consumer and other loans	—	—	—	—	—
Total	$101,296	$31,000	$(25,859)	$937	$107,374

	For the Three Months Ended June 30, 2011
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential non-Home Today	$49,419	$5,312	$(5,067)	$131	$49,795
Residential Home Today	24,685	4,810	(2,239)	25	27,281
Home equity loans and lines of credit	72,510	11,830	(12,970)	484	71,854
Construction	4,132	548	(308)	2	4,374
Total real estate loans	150,746	22,500	(20,584)	642	153,304
Consumer and other loans	1	—	—	—	1
Total	$150,747	$22,500	$(20,584)	$642	$153,305

	For the Nine Months Ended June 30, 2012
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential non-Home Today	$49,484	$28,537	$(44,565)	$607	$34,063
Residential Home Today	31,025	26,395	(34,896)	94	22,618
Home equity loans and lines of credit	74,071	18,455	(44,767)	2,188	49,947
Construction	2,398	(387)	(1,268)	3	746
Total real estate loans	156,978	73,000	(125,496)	2,892	107,374
Consumer and other loans	—	—	—	—	—
Total	$156,978	$73,000	$(125,496)	$2,892	$107,374

	For the Nine Months Ended June 30, 2011
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential non-Home Today	$41,246	$21,281	$(13,027)	$295	$49,795
Residential Home Today	13,331	19,451	(5,586)	85	27,281
Home equity loans and lines of credit	73,780	38,520	(41,743)	1,297	71,854
Construction	4,882	248	(791)	35	4,374
Total real estate loans	133,239	79,500	(61,147)	1,712	153,304
Consumer and other loans	1	—	—	—	1
Total	$133,240	$79,500	$(61,147)	$1,712	$153,305
The recorded investment in loan receivables at June 30, 2012 and September 30, 2011 is summarized in the following table. The table provides details of the recorded balances according to the method of evaluation used for determining the allowance for loan losses, distinguishing between determinations made by evaluating individual loans and determinations made by evaluating groups of loans not individually evaluated. Balances of recorded investments are net of deferred fees and any applicable loans-in-process.

	June 30, 2012			September 30, 2011
	Individually	Collectively	Total	Individually	Collectively	Total
Real estate loans:
Residential non-Home Today	$138,445	$7,585,574	$7,724,019	$159,924	$6,930,344	$7,090,268
Residential Home Today	100,693	117,182	217,875	134,381	128,506	262,887
Home equity loans and lines of credit	23,295	2,225,686	2,248,981	39,738	2,463,915	2,503,653
Construction	1,613	30,295	31,908	5,729	38,516	44,245
Total real estate loans	264,046	9,958,737	10,222,783	339,772	9,561,281	9,901,053
Consumer and other loans	—	4,908	4,908	—	6,868	6,868
Total	$264,046	$9,963,645	$10,227,691	$339,772	$9,568,149	$9,907,921

An analysis of the allowance for loan losses at June 30, 2012 and September 30, 2011 is summarized in the following table. The analysis provides details of the allowance for loan losses according to the method of evaluation, distinguishing between allowances for loan losses determined by evaluating individual loans and allowances for loan losses determined by evaluating groups of loans not individually evaluated.

	June 30, 2012			September 30, 2011
	Individually	Collectively	Total	Individually	Collectively	Total
Real estate loans:
Residential non-Home Today	$5,420	$28,643	$34,063	$25,395	$24,089	$49,484
Residential Home Today	8,383	14,235	22,618	21,938	9,087	31,025
Home equity loans and lines of credit	2,773	47,174	49,947	14,324	59,747	74,071
Construction	46	700	746	1,255	1,143	2,398
Total real estate loans	16,622	90,752	107,374	62,912	94,066	156,978
Consumer and other loans	—	—	—	—	—	—
Total	$16,622	$90,752	$107,374	$62,912	$94,066	$156,978
At June 30, 2012, individually evaluated loans that required an allowance were comprised only of loans evaluated for impairment based on the present value of cash flows, such as performing troubled debt restructurings, performing second liens subordinate to first mortgages delinquent greater than 90 days and loans with a further deterioration in the fair value of collateral not yet identified as uncollectible. All other individually evaluated loans received a charge-off if applicable. At September 30, 2011, individually evaluated loans were comprised of loans evaluated for impairment based on the present value of cash flows, such as performing troubled debt restructurings, and impaired loans for which the recorded investment in the impaired loan exceeded the measured value of the collateral, previously referred to as an SVA. Effective for the quarter ended December 31, 2011, and in accordance with the previously described regulatory directive, SVAs were charged-off against the recorded loan balance.
Because many variables are considered in determining the appropriate level of general valuation allowances, directional changes in individual considerations do not always align with the directional change in the balance of a particular component of the general valuation allowance. At June 30, 2012 and September 30, 2011, respectively, individually allocated, collateral-based reserves on impaired loans were $0 and $55,507; allowances on other individually reviewed loans evaluated for impairment based on the present value of cash flows, such as performing troubled debt restructurings were $14,170 and $7,010; allowances on performing second liens subordinate to first mortgages delinquent greater than 90 days were $2,018 and $0; and allowances on loans with further deteriorations in the fair value of collateral not yet identified as uncollectible were $434 and $395. Prior to the quarter ended December 31, 2011, specific valuation allowances were assessed on impaired loans as described throughout this footnote.
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
As described earlier in this footnote, Home Today loans, particularly those originated prior to March 27, 2009, have greater credit risk than traditional residential real estate mortgage loans. At June 30, 2012, approximately 55% of Home Today loans include private mortgage insurance coverage. The majority of the coverage on these loans was provided by PMI Mortgage Insurance Co. (“PMIC”), which the Arizona Department of Insurance seized in 2011 and indicated that all claims payments would be reduced by 50%. Appropriate adjustments have been made to all of the Association’s affected valuation allowances and charge-offs, and estimated loss severity factors were increased for loans evaluated collectively. The amount of loans in our owned portfolio covered by mortgage insurance provided by PMIC as of June 30, 2012 was $319 million of which $287 million was current. The amount of loans in our owned portfolio covered by mortgage insurance provided by Mortgage Guaranty Insurance Corporation ("MGIC") as of June 30, 2012 was $124 million of which $122 million was current. As of June 30, 2012, MGIC's long-term debt rating, as published by the major credit rating agencies, did not meet the requirements to qualify as "investment grade"; however, MGIC continues to make claims payments in accordance with its contractual obligations and the Association has not increased its estimated loss severity factors related to MGIC's claim paying ability. No other loans were covered by mortgage insurers that were deferring claim payments or which we assessed as being non-investment grade.

Home equity lines of credit represent a significant portion of the residential real estate portfolio. The state of the economy and low housing prices continue to have an adverse impact on this portfolio since the home equity lines generally are in a second lien position. Effective June 28, 2010, due to the deterioration in overall housing conditions including concerns for loans and lines in a second lien position, home equity lines of credit and home equity loans were no longer offered by the Association. Beginning March 20, 2012, the Association offers new home equity lines of credit to qualifying existing home equity customers, subject to certain property and credit performance conditions.
Construction loans generally have greater credit risk than traditional residential real estate mortgage loans. The repayment of these loans depends upon the sale of the property to third parties or the availability of permanent financing upon completion of all improvements. In the event we make a loan on property that is not yet approved for the planned development, there is the risk that approvals will not be granted or will be delayed. These events may adversely affect the borrower and the collateral value of the property. Construction loans also expose the Association to the risk that improvements will not be completed on time in accordance with specifications and projected costs. In addition, the ultimate sale or rental of the property may not occur as anticipated. Effective August 30, 2011, the Association made the strategic decision to exit the commercial construction loan business and ceased accepting new builder relationships. Existing builder commitments to provide additional financing will be honored for a period of not longer than one year, giving our customers the ability to secure new borrowing relationships.
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

The recorded investment and the unpaid principal balance of impaired loans, including those whose terms have been modified in troubled debt restructurings, as of June 30, 2012 and September 30, 2011 are summarized as follows. Balances of recorded investments are net of deferred fees.

	June 30, 2012			September 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Residential non-Home Today	$77,263	$103,346	$—	$32,713	$32,854	$—
Residential Home Today	36,563	64,259	—	8,614	8,651	—
Home equity loans and lines of credit	17,941	25,984	—	12,121	12,061	—
Construction	1,201	1,574	—	798	804	—
Consumer and other loans	—	—	—	—	—	—
Total	$132,968	$195,163	$—	$54,246	$54,370	$—
With an allowance recorded:
Residential non-Home Today	$61,182	$63,004	$5,420	$127,211	$127,758	$25,395
Residential Home Today	64,130	65,666	8,383	125,767	126,309	21,938
Home equity loans and lines of credit	5,354	5,933	2,773	27,617	27,480	14,324
Construction	412	412	46	4,931	4,971	1,255
Consumer and other loans	—	—	—	—	—	—
Total	$131,078	$135,015	$16,622	$285,526	$286,518	$62,912
Total impaired loans:
Residential non-Home Today	$138,445	$166,350	$5,420	$159,924	$160,612	$25,395
Residential Home Today	100,693	129,925	8,383	134,381	134,960	21,938
Home equity loans and lines of credit	23,295	31,917	2,773	39,738	39,541	14,324
Construction	1,613	1,986	46	5,729	5,775	1,255
Consumer and other loans	—	—	—	—	—	—
Total	$264,046	$330,178	$16,622	$339,772	$340,888	$62,912

At June 30, 2012 and September 30, 2011, respectively, the recorded investment in impaired loans includes $154,605 and $166,197 of loans modified in troubled debt restructurings of which $20,138 and $28,617 are 90 days or more past due.
For all classes of loans, a loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest according to the contractual terms of the loan agreement. Factors considered in determining that a loan is impaired may include the deteriorating financial condition of the borrower indicated by missed or delinquent payments, a pending legal action, such as bankruptcy or foreclosure, or the absence of adequate security for the loan. Impairment is measured based on the fair value of the collateral less costs to sell when it is probable that the sole source of repayment for the loan is the underlying collateral. Beginning September 30, 2010, equity loans, bridge loans, and loans modified in troubled debt restructurings were included in loans individually evaluated based on the fair value of the collateral at 90 or more days past due. Prior to September 30, 2010, the collateral-based evaluation was performed on these loans at 180 or more days past due. Collateral-based evaluations on all other loans are performed at 180 or more days past due. A loan that is identified for individual evaluation based on a failure to make timely payments will continue to be reported as impaired until it is less than 30 days past due and does not have a prior charge-off. Loans in all portfolios that have a partial charge-off due to meeting the criteria for individual impairment evaluation will continue to be individually evaluated for impairment until, at a minimum, the impairment has been recovered.
Loans modified in troubled debt restructurings are separately evaluated for impairment on a loan by loan basis at the time of restructuring and at each subsequent reporting date for as long as they are reported as troubled debt restructurings. The impairment evaluation is based on the present value of expected future cash flows discounted at the effective interest rate of the original loan when the loan is less than 90 days past due. Expected future cash flows include a discount factor representing a potential for default. Valuation allowances are recorded for the excess of the recorded investments over the result of the cash flow analyses. Troubled debt restructurings that are 90 days or more past due or have a partial charge-off are evaluated for impairment based on the fair value of the collateral. The fair value less estimated cost to dispose of the underlying property is compared to the recorded investment in the loan to estimate a loss recorded as a charge-off in the allowance for credit losses. This applies to all mortgage loans and lines of credit. Consumer loans are not considered for restructuring. A loan modified in a troubled debt restructuring is classified as an impaired loan for a minimum of one year. After one year, a loan is no longer included in the balance of impaired loans if the loan was modified to yield a market rate for loans of similar credit risk at the time of restructuring and the loan is not impaired based on the terms of restructuring agreement. No troubled debt restructurings were reclassified from impaired loans during the nine months ended June 30, 2012.
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

	For the Three Months Ended June 30,
	2012		2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential non-Home Today	$78,371	$260	$42,508	$194
Residential Home Today	38,288	362	22,697	97
Home equity loans and lines of credit	16,422	43	14,892	60
Construction	829	16	218	1
Consumer and other loans	—	—	—	—
Total	$133,910	$681	$80,315	$352
With an allowance recorded:
Residential non-Home Today	$60,616	$789	$115,134	$703
Residential Home Today	65,541	693	111,846	796
Home equity loans and lines of credit	5,425	51	29,526	75
Construction	633	4	6,835	29
Consumer and other loans	—	—	1	—
Total	$132,215	$1,537	$263,342	$1,603
Total impaired loans:
Residential non-Home Today	$138,987	$1,049	$157,642	$897
Residential Home Today	103,829	1,055	134,543	893
Home equity loans and lines of credit	21,847	94	44,418	135
Construction	1,462	20	7,053	30
Consumer and other loans	—	—	1	—
Total	$266,125	$2,218	$343,657	$1,955

	For the Nine Months Ended June 30,
	2012		2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential non-Home Today	$54,988	$764	$42,018	$194
Residential Home Today	22,589	1,064	27,948	97
Home equity loans and lines of credit	15,031	134	17,415	60
Construction	1,000	29	216	1
Consumer and other loans	—	—	—	—
Total	$93,608	$1,991	$87,597	$352
With an allowance recorded:
Residential non-Home Today	$94,197	$2,275	$110,912	$1,810
Residential Home Today	94,949	1,970	104,453	1,855
Home equity loans and lines of credit	16,486	131	31,474	176
Construction	2,672	32	7,025	47
Consumer and other loans	—	—	1	—
Total	$208,304	$4,408	$253,865	$3,888
Total impaired loans:
Residential non-Home Today	$149,185	$3,039	$152,930	$2,004
Residential Home Today	117,538	3,034	132,401	1,952
Home equity loans and lines of credit	31,517	265	48,889	236
Construction	3,672	61	7,241	48
Consumer and other loans	—	—	1	—
Total	$301,912	$6,399	$341,462	$4,240
The amounts of interest income on impaired loans recognized using a cash-basis method are $714 and $2,008 for the three and nine months ended June 30, 2012, respectively, and is $542 for the three months ended June 30, 2011 and not considered materially different for the nine months ended June 30, 2011.
For all loans modified during the three and nine months ended June 30, 2012 (set forth in the table below), the pre-modification outstanding recorded investment was not materially different from the post-modification outstanding recorded investment.
The following table sets forth the recorded investment in troubled debt restructured loans modified during the period, by the types of concessions granted.

	For the Three Months Ended June 30, 2012
	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Modifications	Total
Residential non-Home Today	$1,378	$—	$116	$2,013	$592	$4,099
Residential Home Today	74	—	134	—	451	659
Home equity loans and lines of credit	—	—	—	11	141	152
Total	$1,452	$—	$250	$2,024	$1,184	$4,910

	For the Nine Months Ended June 30, 2012
	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Modifications	Total
Residential non-Home Today	$6,706	$259	$1,477	$6,404	$2,152	$16,998
Residential Home Today	1,434	—	1,367	1,720	3,113	7,634
Home equity loans and lines of credit	24	—	61	24	299	408
Total	$8,164	$259	$2,905	$8,148	$5,564	$25,040

	For the Three Months Ended June 30, 2011
	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Modifications	Total
Residential non-Home Today	$1,745	$597	$615	$1,467	$1,099	$5,523
Residential Home Today	2,932	93	1,424	1,731	3,934	10,114
Home equity loans and lines of credit	84	—	—	167	63	314
Total	$4,761	$690	$2,039	$3,365	$5,096	$15,951

	For the Nine Months Ended June 30, 2011
	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Modifications	Total
Residential non-Home Today	$6,918	$872	$5,158	$2,277	$4,093	$19,318
Residential Home Today	7,603	408	5,240	3,323	5,278	21,852
Home equity loans and lines of credit	84	—	127	167	166	544
Total	$14,605	$1,280	$10,525	$5,767	$9,537	$41,714

Troubled debt restructured loans may be modified more than once. Among other requirements, a re-modification may be available for a borrower upon the expiration of temporary modification terms if the borrower cannot return to regular loan payments. If the borrower is experiencing an income curtailment that temporarily has reduced his/her capacity to repay, such as loss of employment, reduction of hours, non-paid leave or short term disability, a temporary modification is considered. If the borrower lacks the capacity to repay the loan at the current terms due to a permanent condition, a permanent modification is considered. In evaluating the need for a re-modification, the borrower’s ability to repay is generally assessed utilizing a debt to income and cash flow analysis. As the economy remains sluggish and high unemployment persists, the need for re-modifications continues to linger, resulting in approximately 14% of short-term modifications extended into more permanent or longer-term modifications.
The following table provides information on troubled debt restructured loans modified within the previous 12 months that defaulted during the period presented.

	For the Three Months Ended June 30, 2012		For the Nine Months Ended June 30, 2012
Troubled Debt Restructurings That Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)		(Dollars in thousands)
Residential non-Home Today	7	$861	8	$1,129
Residential Home Today	30	2,168	34	2,451
Home equity loans and lines of credit	—	—	—	—
Total	37	$3,029	42	$3,580

	For the Three Months Ended June 30, 2011		For the Nine Months Ended June 30, 2011
Troubled Debt Restructurings That Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)		(Dollars in thousands)
Residential non-Home Today	18	$2,800	23	$3,548
Residential Home Today	52	5,681	65	7,020
Home equity loans and lines of credit	3	365	4	409
Total	73	$8,846	92	$10,977

The following tables provide information about the credit quality of residential loan receivables by an internally assigned grade. Balances are net of deferred fees and any applicable LIP.

	Pass	Special Mention	Substandard	Loss	Total
June 30, 2012
Real Estate Loans:
Residential non-Home Today	$7,633,916	$—	$90,103	$—	$7,724,019
Residential Home Today	176,874	—	41,001	—	217,875
Home equity loans and lines of credit	2,211,689	10,619	26,673	—	2,248,981
Construction	30,707	—	1,201	—	31,908
Total	$10,053,186	$10,619	$158,978	$—	$10,222,783

	Pass	Special Mention	Substandard	Loss	Total
September 30, 2011
Real Estate Loans:
Residential non-Home Today	$6,963,582	$—	$104,290	$22,396	$7,090,268
Residential Home Today	192,034	—	52,719	18,134	262,887
Home equity loans and lines of credit	2,449,273	13,591	27,033	13,756	2,503,653
Construction	39,378	—	3,761	1,106	44,245
Total	$9,644,267	$13,591	$187,803	$55,392	$9,901,053
Residential loans are internally assigned a grade that complies with the guidelines outlined in the Comptroller’s Handbook for Rating Credit Risk. Pass loans are assets well protected by the current paying capacity of the borrower. Special Mention loans have a potential weakness that the Association feels deserves management’s attention and may result in further deterioration in their repayment prospects and/or the Association’s credit position. Substandard loans are inadequately protected by the current payment capacity of the borrower or the collateral pledged with a defined weakness that jeopardizes the liquidation of the debt. Loss loans are considered uncollectible and effective as of December 31, 2011, will be charged off. Prior to December 31, 2011, loss loans carried an SVA.
At June 30, 2012 and September 30, 2011, respectively, the recorded investment of impaired loans includes $121,898 and $121,115 of troubled debt restructurings that are individually evaluated for impairment, but have adequately performed under the terms of the restructuring and are classified as pass loans. At June 30, 2012 and September 30, 2011, respectively, there were $16,857 and $24,576 of loans classified substandard and $10,592 and $13,553 of loans classified special mention that are not included in the recorded investment of impaired loans; rather, they are included in loans collectively evaluated for impairment.
The following table provides information about the credit quality of consumer loan receivables by payment activity.

	June 30, 2012	September 30, 2011
Performing	$4,908	$6,868
Nonperforming	—	—
Total	$4,908	$6,868
Consumer loans are internally assigned a grade of nonperforming when they become 90 days or more past due.

5.	DEPOSITS
Deposit account balances are summarized as follows:

	June 30, 2012	September 30, 2011
Negotiable order of withdrawal accounts	$1,011,759	$975,443
Savings accounts	1,779,307	1,681,586
Certificates of deposit	6,165,520	6,057,838
	8,956,586	8,714,867
Accrued interest	563	1,043
Total deposits	$8,957,149	$8,715,910

6.	INCOME TAXES
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and city jurisdictions. With few exceptions, the Company is no longer subject to federal and state income tax examinations for tax years prior to 2008. During the quarter ended June 30, 2012, the Company reached a settlement with the Internal Revenue Service (“IRS”) related to the timing of bad debt deductions for fiscal years 2008, 2009 and 2010. This settlement did not have a material impact on the Company's results of operations or financial position. As of June 30, 2012, we have effectively settled all issues with the IRS for fiscal years 2010 and prior. The State of Ohio Department of Taxation is currently conducting an audit of the organization's 2008, 2009, and 2010 Ohio Franchise Tax Returns.
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
During the quarter ended December 31, 2011, the Company adopted an amendment to freeze Plan benefit accruals as of December 31, 2011 for participants in the Plan. As of December 31, 2011, the projected benefit obligation, as well as the unfunded liability recorded, was reduced by $16,149, the portion attributable to future salary increases. As a result of the freeze, net periodic benefit cost recognized in the statement of income will be significantly reduced after December 31, 2011. Offsetting a portion of that decrease will be a future benefit contribution attributable to employees impacted by the freeze, as they became eligible for the separate tier of benefits under the 401(k) savings plan after December 31, 2011. The combined expense expected to be recorded during fiscal 2012 for the net periodic benefit cost of the pension plan and the additional separate tier contributions for the affected employees is estimated to be $1,500.    The components of net periodic benefit cost(income) recognized in the statements of income are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Service cost	$—	$1,085	$1,005	$3,253
Interest cost	678	838	2,273	2,806
Expected return on plan assets	(945)	(841)	(2,782)	(2,524)
Amortization of net loss	57	205	515	1,081
Amortization of prior service cost	—	(16)	(15)	(46)
Recognized net gain due to curtailment	—	—	(267)	—
Net periodic benefit cost	$(210)	$1,271	$729	$4,570
Minimum employer contributions paid during the nine months ended June 30, 2012 were $3,952. Minimum employer contributions expected during the remainder of the fiscal year are $475.

8.	EQUITY INCENTIVE PLAN
On December 19, 2011, 1,277,500 options to purchase our common stock and 444,700 restricted stock units were granted to certain officers and employees of the Company. The awards were made pursuant to the shareholder-approved 2008 Equity Incentive Plan.
During the nine months ended June 30, 2012 and 2011, the Company recorded $5,503 and $5,397, respectively, of stock-based compensation expense, comprised of stock option expense of $2,814 and $2,144, respectively, and restricted stock units expense of $2,689 and $3,253, respectively.
At June 30, 2012, 6,217,925 shares were subject to options, with a weighted average exercise price of $11.28 per share and a weighted average grant date fair value of 2.95 per share. Expected future expense related to the 5,085,439 non-vested options outstanding as of June 30, 2012 is $7,352 over a weighted average of 2.6 years. At June 30, 2012, 1,430,640 restricted stock units, with a weighted average grant date fair value of $10.78 per unit, are unvested. Expected future compensation expense relating to the 1,651,400 restricted stock units outstanding as of June 30, 2012 is $9,245 over a weighted average period of 3.1 years. Each unit is equivalent to one share of common stock.

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
At June 30, 2012, the Company had commitments to originate loans as follows:

Fixed-rate mortgage loans	$189,289
Adjustable-rate mortgage loans	235,826
Equity and bridge loans	3,295
Total	$428,410

At June 30, 2012, the Company had unfunded commitments outstanding as follows:

Home equity lines of credit (excluding commitments for suspended accounts)	$1,354,415
Construction loans	34,934
Private equity investments	13,813
Total	$1,403,162
At June 30, 2012, the unfunded commitment on home equity lines of credit, including commitments for accounts suspended as a result of material default or a decline in equity, is $1,584,863.
The Company assumes a portion of the mortgage guaranty insurance on an excess of loss basis for the mortgage guaranty risks of certain mortgage loans in its own portfolio, including Home Today loans and loans in its servicing portfolio, through reinsurance contracts with two primary mortgage insurance companies. Under these contracts, the Company absorbs mortgage insurance losses in a range of 5% to 12% in excess of the initial 5% loss layer of a given pool of loans, in exchange for a portion of the pool’s mortgage insurance premiums. The first 5% layer of loss must be exceeded before the Company assumes any liability. At June 30, 2012, the maximum losses under the reinsurance contracts were limited to $14,365. The Company has paid $3,681 of losses under these reinsurance contracts and has provided a liability for the remaining estimated losses totaling $3,430 as of June 30, 2012. When evaluating whether or not the reserves provide a reasonable provision for unpaid loss and loss adjustment expenses, it is necessary to project future loss and loss adjustment expense emergence and payments for loan delinquencies occurring through the balance sheet date. The actual future loss and loss adjustment expense may not develop as actuarially projected. They may in fact vary materially from the projections as mortgage insurance results are influenced by a number of factors such as unemployment, housing market conditions and loan repayment rates. Management believes it has made adequate provision for estimated losses. Based upon notice from the Company’s two primary mortgage insurance companies, no new contracts have been added to the Company’s risk exposure since December 31, 2008. The Company’s insurance partners have retained all new mortgage insurance premiums and all new risk after that date.
The following table summarizes the activity in the liability for unpaid losses and loss adjustment expenses:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Balance, beginning of period	$3,778	$4,408	$4,023	$5,082
Incurred (decrease) increase	(1)	(43)	499	(185)
Paid claims	(347)	(83)	(1,092)	(615)
Balance, end of period	$3,430	$4,282	$3,430	$4,282
Management expects that the above commitments will be funded through normal operations.

10.	FAIR VALUE
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
Investment Securities Available for Sale – Investment securities available for sale are recorded at fair value on a recurring basis. At June 30, 2012 and September 30, 2011, respectively, this includes $376,548 and $7,383 of investments in U.S. government and agency obligations including U.S. Treasury notes and sequentially structured, highly liquid collateralized mortgage obligations (“CMOs”) issued by Fannie Mae, Freddie Mac, and Ginnie Mae and $7,931 and $8,516 of secured institutional money market deposits insured by the FDIC up to the current coverage limits, with any excess collateralized by the holding institution. Both are measured using the market approach. The fair values of treasury notes and CMOs represent unadjusted price estimates obtained from third party independent nationally recognized pricing services using pricing models or quoted prices of securities with similar characteristics and are included in Level 2 of the hierarchy. At the time of initial measurement and, subsequently, when changes in methodologies occur, management obtains and reviews documentation of pricing methodologies used by third party pricing services to verify that prices are determined in accordance with fair value guidance in U.S. GAAP and to ensure that assets are properly classified in the fair value hierarchy. Additionally, third party pricing is reviewed on a monthly basis for reasonableness based on the market knowledge and experience of company personnel that interact daily with the markets for these types of securities. The carrying amount of the money market deposit accounts is considered a reasonable estimate of their fair value because they are cash deposits in interest bearing accounts valued at par. These accounts are included in Level 1 of the hierarchy.
Mortgage Loans Held for Sale– The fair value of mortgage loans held for sale is estimated using a market approach based on quoted secondary market pricing for loan portfolios with similar characteristics. Loans held for sale are carried at the lower of cost or fair value except, as described above, the Company elects the fair value measurement option for mortgage loans held for sale subject to pending agency contracts to securitize and sell loans. Loans held for sale are included in Level 2 of the hierarchy. Loans held for sale at June 30, 2012 are carried at cost. There were no loans held for sale at September 30, 2011.
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
Real Estate Owned – Real estate owned includes real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of acquisition cost basis or fair value less estimated costs to sell. Fair value is estimated under the market approach using independent third party appraisals. As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions. At June 30, 2012 and September 30, 2011, respectively, there was $15,327 and $10,533 of real estate owned included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis where the acquisition costs exceeded the fair values less estimated costs to sell of these properties. Real estate owned, as reported in the Consolidated Statements of Condition, includes estimated costs to sell of $868 and $446 related to these properties at June 30, 2012 and September 30, 2011, respectively.
Mortgage Loan Servicing Assets – Mortgage loan servicing assets are initially recorded at fair value and subsequently amortized over the estimated period of servicing income. The servicing assets are assessed for impairment, based on fair value, on a quarterly basis using a discounted cash flow model incorporating assumptions market participants would use including estimated prepayment speeds, discount factors, and estimated costs to service. For measurement purposes, servicing assets are separated into stratum segregated primarily by the predominant risk characteristics of the loans serviced, such as type, fixed and adjustable rates, original terms, and interest rates. When the carrying value of the servicing asset for an individual stratum exceeds the fair value, the stratum is considered impaired. The amount of impairment is recognized through a valuation allowance recorded in current earnings and the stratum is included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis. There was no impairment of the mortgage loan servicing asset recognized at June 30, 2012 or

September 30, 2011.
Land Held for Development – Land held for development includes real estate surrounding the Company’s main office in Cleveland, Ohio, acquired to preserve and redevelop the community. It is carried at the lower of cost basis or fair value less estimated costs to sell or develop and is included in other assets in the Consolidated Statements of Condition. Fair value is estimated under the market approach using values for comparable projects, adjusted by management to reflect current economic and market conditions. At June 30, 2012, land held for development is carried at its adjusted cost basis. At September 30, 2011, there was $111 of land held for development included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis. At September 30, 2011, the acquisition cost of these properties exceeded their fair values less estimated cost to sell or develop by $3,000.
Derivatives – Derivative instruments include interest rate locks on commitments to originate loans for the held for sale portfolio and forward commitments on contracts to deliver mortgage loans. Derivatives are reported at fair value in other assets or other liabilities on the Consolidated Statement of Condition with changes in value recorded in current earnings. Fair value is estimated using quoted secondary market pricing for loan portfolios with similar characteristics. The fair value of interest rate lock commitments is adjusted by a closure rate based on the estimated percentage of commitments that will result in closed loans. Because the closure rate is a significantly unobservable assumption, interest rate lock commitments are included in Level 3 of the hierarchy. Forward commitments on contracts to deliver mortgage loans are included in Level 2 of the hierarchy. The Company had no forward commitments for the sale of mortgage loans at June 30, 2012 or September 30, 2011. At June 30, 2012 and September 30, 2011, respectively, derivatives classified within Level 3 of the hierarchy were $500 and $0.

Assets and liabilities carried at fair value on a recurring basis in the Consolidated Statements of Condition at June 30, 2012 and September 30, 2011 are summarized below.

		Recurring Fair Value Measurements at Reporting Date Using
	June 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available for sale:
U.S. government and agency obligations	$2,050	$—	$2,050	$—
Freddie Mac certificates	1,147	—	1,147	—
Ginnie Mae certificates	17,370	—	17,370	—
REMIC’s	347,973	—	347,973	—
Fannie Mae certificates	8,008	—	8,008	—
Money market accounts	7,931	7,931	—	—
Derivatives:
Interest rate lock commitments	500	—	—	500
Total	$384,979	$7,931	$376,548	$500

		Recurring Fair Value Measurements at Reporting Date Using
	September 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available for sale:
U.S. government and agency obligations	$2,046	$—	$2,046	$—
REMIC’s	5,337	—	5,337	—
Money market accounts	8,516	8,516	—	—
Total	$15,899	$8,516	$7,383	$—

The table below presents a reconciliation of the beginning and ending balances of derivative instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
	Interest Rate Lock Commitment	Commitment to Sell Mortgage Loans	Interest Rate Lock Commitment	Commitment to Sell Mortgage Loans
Beginning balance	$—	$(5)	$—	$—
Total gains for the period:
Included in earnings	500	5	500	—
Ending balance	$500	$—	$500	$—
Change in unrealized gains for the period included in earnings for assets held at end of the reporting date	$500	$—	$500	$—

The table below summarizes the classification of gains and losses recorded in earnings due to changes in fair value for derivative instruments measured at fair value on a recurring basis using significant unobservable inputs.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
	Interest Rate Lock Commitment	Commitment to Sell Mortgage Loans	Interest Rate Lock Commitment	Commitment to Sell Mortgage Loans
Classification of gains in earnings:
Other income	$500	$5	$500	$—
Total gains	$500	$5	$500	$—
Summarized in the tables below are those assets measured at fair value on a nonrecurring basis. This includes loans held for investment that are individually evaluated for impairment excluding troubled debt restructurings evaluated for impairment based on the present value of cash flows, land held for development that is carried at lower of acquisition cost or fair value less estimated cost to sell or develop, and properties included in real estate owned that are carried at fair value less estimated costs to sell at the reporting date.

		Nonrecurring Fair Value Measurements at Reporting Date Using
	June 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
Impaired loans, net of allowance	$134,427	$—	$—	$134,427
Real estate owned[1]	15,327	—	—	15,327
Total	$149,754	$—	$—	$149,754

[1]	Amounts represent fair value measurements of properties before deducting estimated costs to sell.

		Nonrecurring Fair Value Measurements at Reporting Date Using
	September 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
Impaired loans, net of allowance	$145,698	$—	$—	$145,698
Real estate owned[1]	10,533	—	—	10,533
Land held for development	111	—	—	111
Total	$156,342	$—	$—	$156,342

[1]	Amounts represent fair value measurements of properties before deducting estimated costs to sell.

The following provides quantitative information about significant unobservable inputs categorized within Level 3 of the Fair Value Hierarchy.

	Fair Value						Weighted
	6/30/2012	Valuation Technique(s)	Unobservable Input	Range			Average
Impaired loans, net of allowance	$134,427	Market comparables of collateral discounted to estimated net proceeds	Discount appraised value to estimated net proceeds based on historical experience
			• Residential Properties	0	-	24%	8.6%

Real Estate Owned	$15,327	Market comparables, adjusted to reflect current economic and market conditions.	Discount on appraised value for recent market conditions:
			• Properties appraised $0 to $50	0	-	75%	27.5%
			• Properties appraised greater than $50	0	-	41%	11.8%
Derivatives	$500	Quoted Secondary Market pricing	Closure rate	0	-	100%	55.2%

The following tables present the estimated fair value of the Company’s financial instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	June 30, 2012
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and due from banks	$42,597	$42,597	$42,597	$—	$—
Other interest bearing cash equivalents	275,755	275,755	275,755	—	—
Investment securities:
Available for sale	384,479	384,479	7,931	376,548	—
Mortgage loans held for sale	233,154	243,339	—	243,339	—
Loans-net:
Mortgage loans held for investment	10,115,409	10,530,923	—	—	10,530,923
Other loans	4,908	5,280	—	—	5,280
Federal Home Loan Bank stock	35,620	35,620	N/A	—	—
Private equity investments	1,047	1,047	—	—	1,047
Accrued interest receivable	35,152	35,152	—	35,152	—
Liabilities:
NOW and passbook accounts	$2,791,066	$2,791,066	$—	$2,791,066	$—
Certificates of deposit	6,166,083	6,392,895	—	6,392,895	—
Borrowed funds	569,733	573,244	—	573,244	—
Borrowers’ advances for taxes and insurance	32,814	32,814	—	32,814	—
Principal, interest and escrow owed on loans serviced	94,539	94,539	—	94,539	—

	September 30, 2011
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and due from banks	$35,532	$35,532	$35,532	$—	$—
Other interest bearing cash equivalents	259,314	259,314	259,314	—	—
Investment securities:
Available for sale	15,899	15,899	8,516	7,383	—
Held to maturity	392,527	398,725	—	398,725	—
Loans-net:
Mortgage loans held for investment	9,744,075	9,953,386	—	—	9,953,386
Other loans	6,868	7,597	—	—	7,597
Federal Home Loan Bank stock	35,620	35,620	N/A	—	—
Private equity investments	1,604	1,604	—	—	1,604
Accrued interest receivable	35,854	35,854	—	35,854	—
Liabilities:
NOW and passbook accounts	$2,657,029	$2,657,029	$—	$2,657,029	$—
Certificates of deposit	6,058,881	6,248,137	—	6,248,137	—
Borrowed funds	139,856	142,889	—	142,889	—
Borrowers’ advances for taxes and insurance	58,235	58,235	—	58,235	—
Principal, interest and escrow owed on loans serviced	151,859	151,859	—	151,859	—

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
The Company may enter into commitments to originate loans, which when funded, will be classified as held for sale. Such commitments meet the definition of a derivative and are not designated in a hedging relationship; therefore, gains and losses are recognized immediately in the statement of income. In addition, the Company may enter into forward commitments for the sale of mortgage loans principally to protect against the risk of adverse interest rate movements on net income. The Company recognizes the fair value of such contracts when the characteristics of those contracts meet the definition of a derivative. Such derivatives are not designated in a hedging relationship; therefore, gains and losses are recognized immediately in the statement of income. The Company had no forward commitments for the sale of mortgage loans at June 30, 2012 or September 30, 2011. The Company had no derivatives designated as hedging instruments under Accounting Standards Codification (“ASC”) 815, “Derivatives and Hedging,” at June 30, 2012 or September 30, 2011.
The following table provides the locations within the Consolidated Statements of Condition and the fair values for derivatives not designated as hedging instruments.

	At June 30, 2012		At September 30, 2011
	Location	Fair Value	Location	Fair Value
Interest rate lock commitments	Other Assets	$500	Other Assets	$—

The following table summarizes the effect on the Consolidated Statements of Income of derivative instruments not designated as hedging instruments.

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended		Nine Months Ended
		June 30,		June 30,
	Location of Gain or (Loss) Recognized in Income	2012	2011	2012	2011
Interest rate lock commitments	Other income	$500	$—	$500	$—
Forward commitments for the sale of mortgage loans	Net gain on the sale of loans	—	5	—	—
Total		$500	$5	$500	$—

12.	RECENT ACCOUNTING PRONOUNCEMENTS
Pending as of June 30, 2012
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
FASB ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment” was issued in September 2011 to reduce the cost and complexity of performing the first step of the two-step goodwill impairment test. This amendment permits an entity to first assess qualitative factors to determine whether the existence of events or circumstances leads to a more likely than not (more than 50%) outcome that the fair value of the reporting unit is less than its carrying amount. The performance of the two-step impairment test becomes unnecessary if, after assessing the totality of events and circumstances, the entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount. The amendment is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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
This report contains forward-looking statements, which can be identified by the use of such words as estimate, project, believe, intend, anticipate, plan, seek, expect and similar expressions. These forward-looking statements include:
•statements of our goals, intentions and expectations;
•statements regarding our business plans and prospects and growth and operating strategies;
•statements concerning trends in our provision for loan losses and charge-offs;
•statements regarding the asset quality of our loan and investment portfolios; and
•estimates of our risks and future costs and benefits.
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

•	the impact of our coming under the jurisdiction of new federal regulators;

•	changes in our organization, or compensation and benefit plans;

•	the strength or weakness of the real estate markets and of the consumer and commercial credit sectors and their impact on the credit quality of our loans and other assets; and

•	the ability of the U.S. Federal government to manage federal debt limits.
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
Since being organized in 1938, we grew to become, at the time of our initial public offering of stock in April 2007, the nation’s largest mutually-owned savings and loan association based on total assets. We credit our success to our continued emphasis on our primary values: “Love, Trust, Respect, and a Commitment to Excellence, along with some Fun.” Our values are reflected in our pricing of loan and deposit products, and historically, in our Home Today program, as described below. Our values are further reflected in the Broadway Redevelopment Initiative (a long-term revitalization program encompassing the three-mile corridor of the Broadway-Slavic Village neighborhood in Cleveland, Ohio where our main office is located) and the educational programs we have established and/or supported. We intend to continue to adhere to our primary values and to support our customers.
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
Controlling Our Interest Rate Risk Exposure. Although housing and credit quality issues persist in financial headlines and continue to have a negative effect on our operating results and, as described below, are certainly a matter of significant concern for us, historically our greatest risk has been interest rate risk exposure. When we hold long-term, fixed-rate assets, funded by liabilities with shorter re-pricing characteristics, we are exposed to potentially adverse impact from rising interest rates. Generally, and particularly over extended periods of time that encompass full economic cycles, interest rates associated with longer term assets, like fixed rate mortgages, have been higher than interest rates associated with shorter term funding sources, like deposits. This difference has been an important component of our net interest income and is fundamental to our operations. We manage the risk of holding long-term, fixed-rate mortgage assets primarily by moderating the attractiveness of our loan offerings, thereby controlling the level of additions (new originations) to our portfolio, and, prior to September 30, 2010, by periodically selling long-term, fixed-rate mortgage loans in the secondary market to reduce the amount of those assets held in our portfolio. During the nine months ended June 30, 2012 no loans were sold. During the nine months ended June 30, 2011, $33.6 million of long-term, fixed-rate mortgage loans were sold. The total balance of loans sold subsequent to June 30, 2010 has been nominal in relation to the total balance of our owned fixed-rate portfolio. As described in the following paragraphs, the low volume of loan sales since June 30, 2010 reflects the impact of changes by Fannie Mae related to requirements for loans that it accepts and a reduced level of fixed-rate loan originations.
Effective July 1, 2010, Fannie Mae, historically the Association’s primary loan investor, implemented certain loan origination requirement changes affecting loan eligibility that, to date, we generally have not adopted. In reaching our current decision regarding implementation of the changes necessary to comply with Fannie Mae’s revised requirements, we considered that since 1991, the Association, employing only non-commissioned loan originators and utilizing a centralized underwriting process, had sold loans to Fannie Mae under a series of proprietary variances, or contractual waivers, that were negotiated between us and Fannie Mae during the term of our relationship. These proprietary concessions related to certain loan file documentation and quality control procedures the lack of which, in our opinion, did not diminish in any way the excellent credit quality of the loans that we delivered to Fannie Mae, but facilitated the efficiency and effectiveness of our operations and the quality and value of the loan products that we were able to offer to our borrowers. The credit quality of the loans that we delivered to Fannie Mae was consistently evidenced by the superior delinquency profile of our portfolio in peer performance comparisons prepared by Fannie Mae throughout the term of our relationship. In response to the tumult of the housing crisis that commenced in 2008, and with the objective of improving the credit profile of its overall loan portfolio, Fannie Mae has enacted many credit tightening measures, culminating in the effective elimination of proprietary variances and waivers, accompanied by the imposition of additional file documentation requirements and expanded quality control procedures. In addition to substantively changing Fannie Mae’s operating environment, effects of the housing crisis spread throughout the secondary residential mortgage market and resulted in a significantly altered operating framework for all secondary market participants. We believe that this dramatically altered operating framework offers opportunities for business process innovators to create new secondary market solutions especially as such opportunities pertain to high credit quality residential loans similar to those that we have traditionally originated. With the current uncertainty as to how the secondary market might be structured in the future, the Association has concluded that it is premature to incur the costs of the infrastructural changes to our operations (file documentation collection and additional quality control procedures) that would be necessary to fully comply with current
Fannie Mae loan eligibility standards in connection with the origination of all of our new first mortgage loans. In the near term, the Association expects to monitor secondary market developments and will continue to assess the merits of implementing the changes required to comply with Fannie Mae’s loan eligibility standards. The Association’s ability to significantly reduce interest rate risk via our traditional loan sales of newly originated longer-term fixed rate residential loans has been limited and will remain so until either the Association changes its loan origination processes or Fannie Mae, Freddie Mac or other market participants revise their loan eligibility standards. In the absence of such changes, future sales of fixed-rate mortgage loans will be predominantly limited to those loans that have established payment histories, strong borrower credit profiles and are supported by adequate collateral values. In that regard, in June 2011, we sold, on a servicing retained basis, $20.3 million of fixed-rate mortgage loans to a private investor. During the three months ended March 31, 2012, we reclassified a pool of high credit quality, fixed-rate, first mortgage loans, with a recorded investment of $245.9 million, from “loans held for investment” to “loans held for sale” and engaged an investment banking representative to offer those loans for sale as non-agency, whole loans in the secondary market to private investors. As a condition to any transaction, the Association will retain the mortgage servicing rights associated with any loans sold. As of June 30, 2012, no loan sales were completed, nor were any loan sales commitments outstanding. At June 30, 2012 those loans had a recorded investment of $231.8 million. In addition to those loans held for sale, during the quarter ended June 30, 2012, the Association implemented procedures necessary for participation in Fannie Mae's HARP II (Home Affordable Refinance Program) initiative. At June 30, 2012, $1.4 million of HARP II loans were included in the balance of loans held for sale. No HARP II loan sales were completed during the quarter ended June 30, 2012, nor were any HARP II loan sales commitments outstanding at June 30, 2012.
In response to the agencies’ loan eligibility changes, in July 2010 we began marketing an adjustable-rate mortgage loan product that provides us with improved interest rate risk characteristics when compared to a long-term, fixed-rate mortgage. Since its introduction, the “SmartRate” adjustable rate mortgage has offered borrowers an interest rate lower than that of a fixed-rate loan. The rate is locked for three or five years then resets annually after that. It contains a feature to relock the rate an unlimited number of times at our then current rate and fee schedule, for another three or five years (dependent on the original reset period) without having to complete a full refinance transaction. Relock eligibility is subject to satisfactory payment performance history by the borrower (never 60 days late, no 30-day delinquencies during the last twelve months, current at the time of relock, and no foreclosures or bankruptcies since the SmartRate application was taken). In addition to a satisfactory payment history, relock eligibility requires that the property continue to be the borrower’s primary residence. The loan term cannot be extended in connection with a relock nor can new funds be advanced. All interest rate caps and floors remain as originated. During the nine months ended June 30, 2012 and 2011, adjustable-rate mortgage loan production totaled $1.19 billion and $ 956.1 million, respectively, while during the same time periods, fixed-rate mortgage loan production totaled $881.2 million and $785.3 million, respectively. By comparison, during the nine months ended June 30, 2010, adjustable-rate mortgage loan production totaled $28.7 million while fixed rate production totaled $1.15 billion. The amount of origination and refinancing volumes along with the portion of that activity that pertains to loans that we previously sold (but for which we retained the right to provide mortgage servicing so as to maintain our relationship with our customer) when coupled with the level of loan sales, if any, determines the balance of loans held on our balance sheet. The amount of adjustable-rate loan activity described above resulted in $2.76 billion of long-term adjustable-rate loans in our residential mortgage loans held for investment portfolio at June 30, 2012, as compared to $1.83 billion at September 30, 2011 and $1.67 billion at June 30, 2011. In addition, fixed-rate mortgage loan activity described above resulted in $5.21 billion of long-term fixed rate loans in our residential mortgage loans held for investment portfolio at June 30, 2012, as compared to $5.56 billion at September 30, 2011 and $5.59 billion at June 30, 2011. The June 30, 2012 measurement excludes $233.2 million of long-term, fixed-rate loans reported as “held for sale”. At September 30, 2011 and June 30, 2011, we had no loans designated as “held for sale”.
In the past, we have also managed interest rate risk by promoting home equity lines of credit, which have a variable interest rate. As described below, this product carries an incremental credit risk component and has been adversely impacted by the housing market downturn. Effective June 28, 2010, we suspended the acceptance of new home equity credit applications with the exception of bridge loans and, in accordance with a reduction plan that was accepted by our primary federal banking regulator in December 2010, we actively pursued strategies to decrease the outstanding balance of our home equity lending portfolio as well as our exposure to undrawn home equity lines of credit. During the quarter ended June 30, 2011, we achieved the balance and exposure reduction targets included in the reduction plan. Beginning in March 2012, we again offered new home equity lines of credit to qualifying existing home equity customers, subject to certain property and credit performance conditions which include:

•	lower combined loan to value ("CLTV") ratios (80% in Ohio/Kentucky and 70% in Florida; prior programs extended to as high as 89.99%);

•	limited geographic offering (only Ohio, Kentucky and Florida; prior programs were offered nationwide);
•borrower income is fully verified (in prior programs income was not always fully verified);

•	the borrower is qualified using a principal and interest payment based on the current prime rate plus 2.00%, amortized for 20 years (prior programs qualified using the current prime rate);

•	the minimum credit score to qualify for the re-introduced home equity line of credit is 720 (our most recent prior home equity line of credit offering required a minimum credit score of 680); and

•
the term of the new home equity line of credit is a five year draw period, interest only payment, followed by a 20 year repayment period, principal and interest (prior program terms generally offered a 10 year draw period, interest only payment, followed by a 10 year repayment period, principal and interest).

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

Monitoring and Limiting Our Credit Risk. While, historically, we had been successful in limiting our credit risk exposure by generally imposing high credit standards with respect to lending, the confluence of unfavorable regional and macro-economic events since 2008, coupled with our pre-2010 expanded participation in the second lien mortgage lending markets, has significantly refocused our attention with respect to credit risk. In response to the evolving economic landscape, we have continuously revised and updated our quarterly analysis and evaluation procedures, as needed, for each category of our lending with the objective of identifying and recognizing all appropriate credit impairments. At June 30, 2012, 90% of our assets consisted of residential real estate loans (both “held for sale” and “held for investment”) and home equity loans and lines of credit, the overwhelming majority of which were originated to borrowers in the states of Ohio and Florida. Our analytic procedures and evaluations include specific reviews of all home equity loans and lines of credit that become 90 or more days past due, as well as specific reviews of all first mortgage loans that become 180 or more days past due. We also expanded our analysis of current performing home equity lines of credit to better mitigate future risk of loss. In accordance with regulatory guidance issued in January 2012, performing home equity lines of credit subordinate to first mortgages delinquent greater than 90 days are transferred to non-accrual status. At June 30, 2012 the recorded investment of performing home equity lines of credit classified as non-accrual was $8.9 million.
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
Prior to its July 21, 2011 merger into the Office of the Comptroller of the Currency (“OCC”), the Office of Thrift Supervision (“OTS”) expressed concerns with the risk concentration and other aspects of the Association’s home equity loans and lines of credit portfolio and the administration of that portfolio. Under the terms of an August 13, 2010 memorandum of understanding (the “MOU”) between the Association and the OTS, management prepared, or obtained, and submitted to the OTS: (1) a third party report on our home equity lending portfolio; (2) a home equity lending reduction plan (the “Reduction Plan”); (3) enhanced home equity lending and credit risk management policies and procedures; and (4) an updated business plan. On December 27, 2010, notice was received from the OTS that it did not object to the Reduction Plan. The Reduction Plan spanned the period from June 30, 2010 through December 31, 2011. As of December 31, 2011, the Reduction Plan’s targets (a $1 billion reduction in home equity lending commitments, including a $300 million reduction in outstanding balances) had been met and exceeded as home equity lending commitments had been reduced by $1.31 billion from June 30, 2010 levels, including $506.1 million in outstanding balances, to $3.83 billion. Further reductions occurred during the six months ended June 30, 2012 and as a result, through June 30, 2012 home equity lending commitments had been reduced by $1.54 billion, including $665.3 million in outstanding balances, to $3.60 billion. Other elements of the Reduction Plan included:

a $150 million capital infusion from the Company to the Association, which was completed in October, 2010, and implementation of expanded line management, account management and collection processes regarding home equity lending. These process changes are all now substantially complete. Further, the ratio of the Association’s home equity loans and lines of credit portfolio and open commitments relative to Tier 1 Capital, plus the allowance for loan losses, was reduced to 221% at June 30, 2012 from 237% at December 31, 2011. The December 31, 2011 targeted ratio as contained in the Reduction Plan was 261%.
Effective February 7, 2011, the MOU was terminated and replaced by new memoranda of understanding (the “New MOU”) covering the Association, Third Federal Savings, MHC and the Company. The New MOU addressed the ongoing monitoring of issues raised in the original MOU. In addition, the New MOU required, at various dates through December 31, 2011, the following actions, all of which we have performed: (1) an independent assessment of the Association’s interest rate risk management policy and a plan to address any deficiencies (the assessment was submitted to the OTS on February 14, 2011 and the plan to address deficiencies was submitted on February 25, 2011); (2) an independent review of management compensation (the review was submitted to the OTS on June 30, 2011); (3) the submission of an independent enterprise risk management study and a plan to address any deficiencies (the study and plan to address deficiencies were submitted to the OTS on February 11, 2011); (4) the submission for OTS non-objection 45 days in advance of any plans for new debt, dividends or stock repurchases; (5) formal management and director succession plans (these plans were submitted to the OTS on March 30, 2011 and April 29, 2011, respectively); and (6) revisions to various operational policies (each of which has been completed). In a self-initiated effort, and prior to receipt of the New MOU, in September 2010, we engaged a third party to conduct an independent assessment of our interest rate risk management policy and our enterprise risk management approach. As indicated above, just days after receipt of the New MOU, the assessments were submitted to the OTS. As a result of the assessments, we have installed a new interest rate risk model that provides more customized analysis and we have established new board and management level committees to govern and oversee risk management and compliance. The installation, implementation and administration of a comprehensive interest rate risk modeling system is a constant work in progress, a continuum of refinements, enhancements, validations and process improvements and any evaluation of its "point in time" status is necessarily subjective in nature. To that end, the Association's primary regulator has conducted its initial evaluation of our newly installed interest rate risk modeling system and has identified additional refinements, enhancements, validations and process improvements which must be completed with respect to the system. The requirements of the MOU and New MOU carry costs to complete which has increased our non-interest expense. The Company does not intend to declare or pay a cash dividend, or to repurchase any of its outstanding common stock, until the concerns of our regulators are resolved. The requirements of the New MOU will remain in effect until our primary regulator decides to terminate, suspend or modify them.
One aspect of our credit risk concern relates to the high percentage of our loans that are secured by residential real estate in the states of Ohio and Florida, particularly in light of the difficulties that have arisen with respect to the real estate markets in those states. At June 30, 2012, approximately 77.4% and 17.7% of the combined total of our residential, non-Home Today and construction loans held for investment were secured by properties in Ohio and Florida, respectively. Our 30 or more days delinquency ratios on those loans in Ohio and Florida at June 30, 2012 were 1.1% and 2.7%, respectively. Our 30 or more days delinquency ratio for the non-Home Today portfolio as a whole was 1.3%. Also, at June 30, 2012, approximately 38.9% and 29.0% of our home equity loans and lines of credit were secured by properties in Ohio and Florida, respectively. Our 30 days or more delinquency ratios on those loans in Ohio and Florida at June 30, 2012 were 1.2% and 1.7%, respectively. Our 30 or more days delinquency ratio for the home equity loans and lines of credit portfolio as a whole was 1.3%. While we focus our attention on, and are concerned with respect to the resolution of, all loan delinquencies, as these ratios illustrate, our highest concern is centered on loans that are secured by properties in Florida. The “Allowance for Loan Losses” portion of the Critical Accounting Policies section provides extensive details regarding our loan portfolio composition, delinquency statistics, our methodology in evaluating our loan loss provisions and the adequacy of our allowance for loan losses. As long as unemployment levels remain high, particularly in Ohio and Florida, and Florida housing values remain depressed, due to prior overbuilding and speculation which has resulted in considerable inventory on the market, we expect that we will continue to experience elevated levels of delinquencies and risk of loss.
Our residential Home Today loans are another area of credit risk concern. Although the recorded investment in these     loans totaled $217.9 million at June 30, 2012 and constituted only 2.2% of our total “held for investment” loan portfolio balance, these loans comprised 24.2% and 25.5% of our 90 days or greater delinquencies and our total delinquencies, respectively. At June 30, 2012, approximately 95.9% and 4.0% of our residential, Home Today loans were secured by properties in Ohio and Florida, respectively. At June 30, 2012, the percentages of those loans delinquent 30 days or more in Ohio and Florida were 20.9% and 14.6%, respectively. The disparity between the portfolio composition ratio and delinquency composition ratio reflects the nature of the Home Today loans. We do not offer, and have not offered, loan products frequently considered to be designed to target sub-prime borrowers containing features such as higher fees or higher rates, negative amortization, or low initial payment features with adjustable interest rates. Our Home Today loan products, which prior to March 27, 2009 were made to borrowers with credit profiles who would not have otherwise qualified for our loan products and might have been described as sub-prime borrowers, generally contained the same features as loans offered to our non-Home Today borrowers. The overriding objective of our Home Today lending, just as it is with our non-Home Today lending, was to create successful homeowners. We have attempted to manage our Home Today credit risk by requiring that borrowers attend pre- and post-borrowing financial management education and counseling and that the borrowers be referred to us by a sponsoring organization with which we have partnered. Further, to manage the credit aspect of these loans, inasmuch as the majority of these buyers do not have sufficient funds for required down payments, many loans include private mortgage insurance. At June 30, 2012, 54.6% of Home Today loans included private mortgage insurance coverage. From a peak recorded investment of $306.6 million at December 31, 2007, the total recorded investment of the Home Today portfolio has declined to $217.9 million at June 30, 2012. This trend generally reflects the evolving conditions in the mortgage real estate market and the tightening of standards imposed by issuers of private mortgage insurance. As part of our effort to manage credit risk, effective March 27, 2009, the Home Today underwriting guidelines were revised to be substantially the same as our traditional mortgage product. At June 30, 2012, the recorded investment in Home Today loans originated subsequent to March 27, 2009 was 2.1 million. Unless and until lending standards and private mortgage insurance requirements loosen, we expect the Home Today portfolio to continue to decline in balance.
Maintaining Access to Adequate Liquidity and Alternative Funding Sources. For most insured depositories, customer and community confidence are critical to their ability to maintain access to adequate liquidity and to conduct business in an orderly fashion. The Company believes that maintaining high levels of capital is one of the most important factors in nurturing customer and community confidence. Accordingly, we have managed the pace of our growth in a manner that reflects our emphasis on high capital levels. At June 30, 2012, the Association’s ratio of core capital to adjusted tangible assets (a basic industry measure under which 5.00% is deemed to represent a “well capitalized” status) was 13.3%. We expect to continue to maintain high capital ratios.
In managing its level of liquidity, the Company monitors available funding sources, which include attracting new deposits, borrowing from others, the conversion of assets to cash and the generation of funds through profitable operations. The Company has traditionally relied on retail deposits as its primary means in meeting its funding needs. At June 30, 2012, deposits totaled $8.96 billion, while borrowings totaled $569.7 million and borrowers’ advances and servicing escrows totaled $127.4 million, combined. In evaluating funding sources, we consider many factors, including cost, duration, current availability, expected sustainability, impact on operations and capital levels.

To attract deposits, we offer our customers attractive rates of return on our deposit products. Our deposit products typically offer rates that are highly competitive with the rates on similar products offered by other financial institutions. We intend to continue this practice.
We preserve the availability of alternative funding sources through various mechanisms. First, by maintaining high capital levels, we retain the flexibility to increase our balance sheet size without jeopardizing our capital adequacy. Effectively, this permits us to increase the rates that we offer on our deposit products thereby attracting more potential customers. Second, we pledge available real estate mortgage loans and investment securities with the Federal Home Loan Bank of Cincinnati (“FHLB”) and the Federal Reserve Bank of Cleveland (“Federal Reserve”). At June 30, 2012, these collateral pledge support arrangements provide for additional borrowing capacity of up to $3.66 billion with the FHLB (provided an additional investment in FHLB capital stock of up to $73.3 million is made) and up to $247.7 million at the Federal Reserve. Third, we invest in high quality marketable securities that exhibit limited market price variability, and to the extent that they are not needed as collateral for borrowings, can be sold in the institutional market and converted to cash. At June 30, 2012, our investment securities portfolio totaled $384.5 million. Finally, cash flows from operating activities have been a regular source of funds. During the nine months ended June 30, 2012 and 2011, cash flows from operations totaled $105.3 million and $156.8 million, respectively. At June 30, 2012 our mortgage loans held for sale totaled $233.2 million, with no loan sales commitments outstanding. A sales commitment with a third party that was reported at March 31, 2012, under which the Association was to deliver $50.0 million of such loans in a whole-loan transaction was mutually terminated prior to completion. Periodically, in conjunction with continuing negotiations with Fannie Mae, we may determine that certain loans may qualify for delivery to Fannie Mae; however, there is no certainty that such negotiations will prove to be successful. Should we elect to do so, we believe that we have the ability, after implementing appropriate process changes, to originate mortgages that would conform to the Fannie Mae Selling Guide requirements and would be eligible for delivery to Fannie Mae.
Overall, while customer and community confidence can never be assured, the Company believes that our liquidity is adequate and that we have adequate access to alternative funding sources.
Monitoring and Controlling Operating Expenses. We continue to focus on managing operating expenses. Our annualized ratio of non-interest expense to average assets was 1.51% and 1.54% for the nine months ended June 30, 2012 and 2011, respectively. As of June 30, 2012, our average assets per full-time employee and our average deposits per full-time employee were $11.6 million and $9.0 million, respectively. Based on industry statistics published by the Office of Comptroller of the Currency as of December 31, 2011, we believe that each of these measures compares favorably with the averages for our peer group. Our average deposits held at our branch offices ($229.7 million per branch office as of June 30, 2012) contribute to our expense management efforts by limiting the overhead costs of serving our deposit customers. We will continue our efforts to control operating expenses as we grow our business.
While we devote a great deal of our attention to managing our operating expenses, certain costs are largely outside of our control. One expense that increased dramatically beginning in fiscal 2009 is our FDIC deposit insurance premiums and assessments. In November 2009, the FDIC amended its assessment regulations to require insured institutions to pay, on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of calendar 2009 and to also prepay their estimated risk-based assessments for all of the calendar years 2010, 2011 and 2012. Our required $51.9 million prepayment was determined based upon our assessment rate in effect on September 30, 2009 and reflected a presumed 5% annualized growth factor applied to the institution’s assessment base as well as an assumed assessment rate increase of three cents per $100 of deposits effective January 1, 2011. In recognition of the industry’s weakened condition and the significant losses experienced by the FDIC, the prepayment was intended to preclude additional special assessments for the foreseeable future; however, while no additional special assessments have been imposed, the prepayment does not preclude the FDIC from changing assessment rates or from revising the risk-based assessment system, pursuant to the existing notice and comment rulemaking framework. As required by the Dodd-Frank Act, effective April 1, 2011 the FDIC revised its assessment system to determine the amount of each institution’s deposit insurance assessment based on total assets less tangible capital of the institution instead of deposits. Changes pursuant to this requirement resulted in a 30% reduction in the Association’s assessment rate during the nine months ended June 30, 2012 when compared to the nine months ended June 30, 2011.
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

(1)
specific allowances established for any impaired loans for which the recorded investment in the loan exceeded the measured value of the collateral (“specific valuation allowances” or “SVAs”) as well as allowances on individually reviewed loans dependent on cash flows, such as performing troubled debt restructurings, and a portion of the allowance on loans individually reviewed that represents further deterioration in the fair value of the collateral not yet identified as uncollectible ("individual valuation allowances" or "IVAs");

(2)	general allowances for loan losses for each loan type based on historical loan loss experience (“general valuation allowances” or “GVAs”); and

(3)
adjustments, which we describe as a market valuation adjustment, to historical loss experience (general allowances), maintained to cover uncertainties that affect our estimate of incurred probable losses for each loan type (“market valuation allowances” or “MVAs”).

In an October 2011 directive applicable to institutions subject to its regulation, the OCC required all SVAs on collateral dependent loans maintained by savings institutions to be charged off by March 31, 2012. As permitted, the Company elected to early-adopt this methodology effective for the quarter ended December 31, 2011. As a result, reported loan charge-offs for the quarter ended December 31, 2011 and the nine months ended June 30, 2012, were impacted by the charge-off of the SVA, which had a balance of $55.5 million at September 30, 2011. This one time charge-off did not impact the provision for loan losses for the quarter ended December 31, 2011 or the nine months ended June 30, 2012; however, reported loan charge-offs during the December 2011 quarter and the nine month period ended June 30, 2012, increased and the balance of the allowance for loan losses as of December 31, 2011 and June 30, 2012 decreased accordingly. Additionally, the SVA charge-off was a major reason for the decrease in the reported balances of seriously delinquent and nonperforming loans as of December 31, 2011 and for the nine month period ended June 30, 2012. As a result of our early adoption of this required change, effective for the quarter ended December 31, 2011 and prospectively, the balance of the SVA component of the allowance for loan losses was and will be, zero.

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
Additionally, when loan modifications qualify as troubled debt restructurings and the loans are performing according to the terms of the restructuring, we record an individually evaluated allowance for impairment (an "IVA") based on the present value of expected future cash flows, which includes a factor for subsequent potential defaults, discounted at the effective interest rate of the original loan contract. Potential defaults are distinguished from re-modifications as borrowers who default are generally not eligible for re-modification. At June 30, 2012, the balance of such individual valuation allowances was $14.2 million. In instances when loans require re-modification, additional valuation allowances may be required. The new valuation allowance on a re-modified loan is calculated based on the present value of the expected cash flows, discounted at the effective interest rate of the original loan contract, considering the new terms of the modification agreement. Due to the immaterial amount of this exposure to date, we continue to capture this exposure as a component of our MVA evaluation. The significance of this exposure will be monitored and if warranted, we will enhance our loan loss methodology to include a new default factor (developed to reflect the estimated impact to the balance of the allowance for loan losses that will occur as a result of future re-modifications) that will be assessed against all loans reviewed collectively. If new default factors are implemented, the MVA methodology will be adjusted to preclude duplicative loss consideration.
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
Home equity loans and equity lines of credit generally have higher credit risk than traditional residential mortgage loans. These loans and lines are usually in a second lien position and when combined with the first mortgage, result in generally higher overall loan-to-value ratios. In a stressed housing market with high delinquencies and eroded housing prices, as currently exists, these higher loan-to-value ratios represent a greater risk of loss to the Company. A borrower with more equity in the property has a vested interest in keeping the loan current compared to a borrower with little or no equity in the property. In light of the weak housing market, the current level of delinquencies and the current instability in employment and economic prospects, we currently conduct an expanded loan level evaluation of our home equity loans and lines of credit, including bridge loans, which are delinquent 90 days or more. This expanded evaluation is in addition to our traditional evaluation procedures. Our home equity loans and lines of credit portfolio continues to comprise the largest portion of our net charge-offs, although the level of home equity loans and lines of credit charge-offs (excluding the impact of the elimination of SVAs that was recorded during the quarter ended December 31, 2011) has receded during the last three quarters from levels previously experienced. At June 30, 2012, we had a recorded investment of $2.25 billion in home equity loans and equity lines of credit outstanding, 0.7% of which were 90 days or more past due.
Construction loans generally have greater credit risk than traditional residential real estate mortgage loans. The repayment of these loans depends upon the sale of the property to third parties or the availability of permanent financing upon completion of all improvements. In the event we make a loan on property that is not yet approved for the planned development, there is the risk that approvals will not be granted or will be delayed. These events may adversely affect the borrower and the collateral value of the property. Construction loans also expose us to the risk that improvements will not be completed on time in accordance with specifications and projected costs. In addition, the ultimate sale or rental of the property may not occur as anticipated. Effective August 30, 2011, the Association made the strategic decision to exit the commercial construction loan business and ceased accepting new builder relationships. Existing builder commitments to provide additional financing will be honored for a period of not longer than one year, giving our customers the ability to secure new borrowing relationships.
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

	June 30, 2012		March 31, 2012		September 30, 2011		June 30, 2011
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential non-Home Today
Ohio	$5,979,015		$5,821,200		$5,691,614		$5,595,578
Florida	1,382,702		1,327,088		1,269,242		1,255,462
Other	385,824		259,000		159,933		137,045
Total Residential non-Home Today	7,747,541	75.3%	7,407,288	74.0%	7,120,789	71.5%	6,988,085	70.5%
Residential Home Today
Ohio	212,287		221,144		252,879		256,444
Florida	8,805		9,130		10,784		10,845
Other	331		333		356		338
Total Residential Home Today	221,423	2.2	230,607	2.3	264,019	2.6	267,627	2.7
Home equity loans and lines of credit (1)
Ohio	871,047		902,437		982,591		1,010,817
Florida	648,441		669,038		712,087		729,482
California	270,128		278,975		293,307		301,280
Other	449,398		465,774		503,213		518,685
Total Home equity loans and lines of credit	2,239,014	21.8	2,316,224	23.0	2,491,198	25.0	2,560,264	25.8
Construction	66,262	0.6	57,348	0.6	82,048	0.8	90,767	0.9
Consumer and other loans	4,908	0.1	5,141	0.1	6,868	0.1	6,916	0.1
Total loans receivable	10,279,148	100.0%	10,016,608	100.0%	9,964,922	100.0%	9,913,659	100.0%
Deferred loan fees, net	(17,634)		(18,122)		(19,854)		(19,020)
Loans in process	(33,823)		(25,553)		(37,147)		(43,106)
Allowance for loan losses	(107,374)		(101,296)		(156,978)		(153,305)
Total loans receivable, net	$10,120,317		$9,871,637		$9,750,943		$9,698,228
_________________

(1)	Includes bridge loans (loans where borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).

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

	June 30, 2012			September 30, 2011
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential non-Home Today	$34,063	31.7%	75.3%	$49,484	31.5%	71.5%
Residential Home Today	22,618	21.1	2.2	31,025	19.8	2.6
Home equity loans and lines of credit (1)	49,947	46.5	21.8	74,071	47.2	25.0
Construction	746	0.7	0.6	2,398	1.5	0.8
Consumer and other loans	—	0.0	0.1	—	0.0	0.1
Total allowance	$107,374	100.0%	100.0%	$156,978	100.0%	100.0%

	March 31, 2012			June 30, 2011
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential non-Home Today	$30,302	29.9%	74.0%	$49,795	32.4%	70.5%
Residential Home Today	20,118	19.9	2.3	27,281	17.8	2.7
Home equity loans and lines of credit (1)	49,331	48.7	23.0	71,854	46.9	25.8
Construction	1,545	1.5	0.6	4,374	2.9	0.9
Consumer and other loans	—	0.0	0.1	1	0.0	0.1
Total allowance	$101,296	100.0%	100.0%	$153,305	100.0%	100.0%

(1)	Includes bridge loans (loans in which borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).

The following table provides detailed information with respect to the composition of the allowance for loan losses, by loan segment and by method of determination as of the periods indicated. The total balance of the MVA is determined for the portfolio as a whole and is allocated to the individual loan segments based on loss experience, credit metrics, and loan segment characteristics. With respect to collectively evaluated groups of loans, the GVA and MVA work in tandem to ensure the adequacy of the total allowance for loan losses in relation to portfolio risk.

	June 30, 2012
	Separately Evaluated		Collectively Evaluated			Total Individual, General and Market Valuations
	Specific Valuation	Individual Valuation	General Valuation	Market Valuation	Combined		Total Allowance
	(In thousands)
Real estate loans:
Residential non-Home Today	$—	$5,420	$10,019	$18,624	$28,643	$34,063	$34,063
Residential Home Today	—	8,383	3,726	10,509	14,235	22,618	22,618
Home equity loans and lines of credit	—	2,773	29,125	18,049	47,174	49,947	49,947
Construction	—	46	652	48	700	746	746
Total real estate loans	—	16,622	43,522	47,230	90,752	107,374	107,374
Consumer loans	—	—	—	—	—	—	—
Total	$—	$16,622	$43,522	$47,230	$90,752	$107,374	$107,374

	March 31, 2012
	Separately Evaluated		Collectively Evaluated			Total Individual, General and Market Valuations
	Specific Valuation	Individual Valuation	General Valuation	Market Valuation	Combined		Total Allowance
	(In thousands)
Real estate loans:
Residential non-Home Today	$—	$4,283	$9,570	$16,449	$26,019	$30,302	$30,302
Residential Home Today	—	6,193	3,088	10,837	13,925	20,118	20,118
Home equity loans and lines of credit	—	2,195	38,012	9,124	47,136	49,331	49,331
Construction	—	106	875	564	1,439	1,545	1,545
Total real estate loans	—	12,777	51,545	36,974	88,519	101,296	101,296
Consumer and other loans	—	—	—	—	—	—	—
Total	$—	$12,777	$51,545	$36,974	$88,519	$101,296	$101,296

	September 30, 2011
	Separately Evaluated		Collectively Evaluated			Total Individual, General and Market Valuations
	Specific Valuation	Individual Valuation	General Valuation	Market Valuation	Combined		Total Allowance
	(In thousands)
Real estate loans:
Residential non-Home Today	$22,492	$2,903	$10,760	$13,329	$24,089	$26,992	$49,484
Residential Home Today	18,213	3,725	3,027	6,060	9,087	12,812	31,025
Home equity loans and lines of credit	13,687	636	16,568	43,180	59,748	60,384	74,071
Construction	1,115	141	724	418	1,142	1,283	2,398
Total real estate loans	55,507	7,405	31,079	62,987	94,066	101,471	156,978
Consumer and other loans	—	—	—	—	—	—	—
Total	$55,507	$7,405	$31,079	$62,987	$94,066	$101,471	$156,978

	June 30, 2011
	Separately Evaluated		Collectively Evaluated			Total Individual, General and Market Valuations
	Specific Valuation	Individual Valuation	General Valuation	Market Valuation	Combined		Total Allowance
	(In thousands)
Real estate loans:
Residential non-Home Today	$19,460	$2,411	$11,038	$16,886	$27,924	$30,335	$49,795
Residential Home Today	14,155	3,530	2,863	6,733	9,596	13,126	27,281
Home equity loans and lines of credit	13,501	237	14,653	43,463	58,116	58,353	71,854
Construction	1,481	134	823	1,936	2,759	2,893	4,374
Total real estate loans	48,597	6,312	29,377	69,018	98,395	104,707	153,304
Consumer and other loans	1	—	—	—	—	—	1
Total	$48,598	$6,312	$29,377	$69,018	$98,395	$104,707	$153,305

During the three months ended June 30, 2012, the total allowance for loan losses increased $6.1 million, to $107.4 million from $101.3 million at March 31, 2012, as we recorded a $31.0 million provision for loan losses which exceeded our net charge-offs for the quarter of $24.9 million. The increase in the balance of the total allowance for loan losses during the quarter ended June 30, 2012 was comprised of a $3.8 million increase in the allowance related to loans evaluated individually and a $2.2 million increase in the allowance related to loans evaluated collectively. Refer to the activity in the allowance for loan losses and analysis of the allowance for loan losses tables in Note 4 of the Notes to the Unaudited Interim Consolidated Financial Statements for more information. Other than the changes related to the less significant construction/consumer/other loans segments, changes in the balances of the GVAs and MVAs for the loans evaluated collectively related to the significant loan segments are described as follows:

•
Residential non-Home Today – the portion of this loan segment’s combined GVA/MVA allowance for loan losses that was determined by evaluating groups of loans collectively (i.e. those loans that were not individually evaluated), increased $2.6 million, or 10.1%, from $26.0 million at March 31, 2012 to $28.6 million at June 30, 2012. Similarly, the ratio of this portion of the allowance for loan losses to the total balance of loans in this loan segment that were evaluated collectively, increased 0.02% to 0.38% at June 30, 2012 from 0.36% at March 31, 2012. While the balance of this portion of the allowance increased during the current quarter, the outstanding principal balance of loans in the segment increased 4.7%. The credit profile of this portfolio segment improved in total during the quarter. Loans less than 90 days delinquent increased 8.6% to $21.4 million at June 30, 2012 from $19.7 million at March 31, 2012, while loans 90 or more days delinquent decreased 11.7% to $80.7 at June 30, 2012 from $91.5 million at March 31, 2012. A portion of this segment’s credit profile improvement can be attributed to the impact of net charge-offs which reduce delinquent balances for reported amounts. Net charge-offs increased to $9.1 million during the current quarter as compared to net charge-offs of $7.4 million during the quarter ended March 31, 2012. The increase in net charge-offs resulted primarily from lower property valuations in the foreclosure and short-sale process. As improvements in the delinquency statistics were offset by higher net charge-offs during the quarter, a modest reallocation of allowance components between GVA and MVA was recorded so as to maintain an appropriate overall allowance ratio for this loan segment. Loan segment allowance, charge-off and credit profile activity related to the residential non-Home Today portfolio for the nine months ended June 30, 2012 was impacted by the previously described charge-off of all SVAs during the quarter ended December 31, 2011. Please refer to the table that appears later in this section for details pertaining to the impact of SVA-related charge-offs and other charge-offs for this loan segment during the current nine month period.

•
Residential Home Today – the portion of this loan segment’s combined GVA/MVA allowance for loan losses that was determined by evaluating groups of loans collectively (i.e. those loans that were not individually evaluated), increased slightly by $0.3 million, or 2.2% from $13.9 million at March 31, 2012 to $14.2 million at June 30, 2012. Similarly, the ratio of this portion of the allowance to the total balance of loans in this loan segment that were evaluated collectively, increased 4.7% to 12.2% at June 30, 2012 from 11.6 % at March 31, 2012, although the total balance of loans in this loan segment that were evaluated collectively decreased to $117.2 million at June 30, 2012 from $120.0 million at March 31, 2012. The credit profile of this portfolio segment in total improved during the quarter. Delinquencies less than 90 days increased from $10.8 million at March 31, 2012 to $13.8 million at June 30, 2012 but delinquencies greater than 89 days decreased from $35.5 million to $31.1 million during the same period. Net charge-offs decreased slightly to $5.2 million during the quarter ended June 30, 2012 from $5.8 million during the quarter ended March 31, 2012. Please refer to the table that appears later in this section for details pertaining to the impact of SVA-related charge-offs and other charge-offs on this loan segment for the current nine month period. The combination of the GVA and MVA working in a coordinated manner captures the impact of these influences. The MVA for this segment decreased by $0.3 million during the quarter ended June 30, 2012 offset by an increase of the GVA of $0.6 million, reflecting the modest change in the credit profile of this portfolio. This trending of the historical loan loss experience is a major factor in this loan segment’s GVA. Since June 30, 2011, the portion of this loan segment’s combined GVA/MVA allowance for loan losses that was determined by evaluating groups of loans collectively (i.e. those loans that were not individually evaluated) increased 48.3%, to $14.2 million, from $9.6 million at June 30, 2011, in response to the increase in reported charge-offs (adjusted to include the change in the SVA) from $5.6 million during the nine months ended June 30, 2011 to $16.7 million during the nine months ended June 30, 2012.

•
Home Equity Loans and Lines of Credit – the portion of this loan segment’s combined GVA/MVA allowance for loan losses that was determined by evaluating groups of loans collectively (i.e. those loans that were not individually evaluated) increased only slightly by $.04 million, or 0.1%, from $47.1 million to $47.2 million during the quarter ended June 30, 2012. The ratio of this portion of the allowance to the total balance of loans in this loan segment that were evaluated collectively also increased slightly, to 2.1% at June 30, 2012 from 2.0% at March 31, 2012, while the total balance of loans in this loan segment that were evaluated collectively decreased 3.5% . Net charge-offs for this loan segment increased 13.1% during the quarter ended June 30, 2012 to $10.5 million from $9.3 million during the quarter ended March 31, 2012. Total delinquencies for this portfolio segment decreased 10.3% to $29.1 million, or 1.3% of the corresponding total principal balance at June 30, 2012 as compared to the balance of $32.4 million or 1.4% of the corresponding total principal balance at March 31, 2012. Delinquencies less than 90 days decreased 1.5%, from $13.0 million at March 31, 2012 to $12.8 million at June 30, 2012 and delinquencies greater than 89 days decreased 16.3% from $19.4 million at March 31, 2012 to $16.2 million at June 30, 2012. This is another instance in which the GVA and MVA worked together, as the GVA components became more contemporaneous in the reflection of loss experience, while the MVA provided an appropriate counterweight in capturing the impact of trending and overarching market dynamics. The GVA decreased $8.9 million or 23.4% since March 31, 2012; conversely the MVA has increased $8.9 million or 97.8% since March 31, 2012. As of March 31, 2012, the Company implemented the stipulations of regulatory guidance issued in January 2012 that required the Association to report performing home equity loans and lines of credit as non-accrual (and substandard) in situations where a borrower’s first lien position was severely delinquent. Since June 30, 2011, the portion of this loan segment’s combined GVA/MVA allowance for loan losses that was determined by evaluating groups of loans collectively (i.e. those loans that were not individually evaluated), decreased 18.8%, to $47.2 million at June 30, 2012, from $58.1 million at June 30, 2011. Prior to March 2012, as discussed in the Overview section of this document, home equity loans and lines of credit were not being offered, resulting in a $306.3 million or 12.1% decrease in the principal balance of the portfolio evaluated collectively. The ratio of the GVA/MVA portion of the allowance to the total balance of loans in this loan segment that were evaluated collectively also declined, from 2.3% at June 30, 2011 to 2.1% at June 30, 2012.

Provisions for loan losses on home equity loans and lines of credit continue to comprise the majority of our losses and are expected to continue to do so for the foreseeable future, especially if non-performing loan balances and charge-offs remain at elevated levels.
Adjustments to the historical loss experience factors continue to be made in response to weak housing values compounded by an excess of available housing units, particularly in the Florida market, unemployment concerns and uncertainties regarding the future performance of restructured loans, and, as a result, the general loan loss allowance increased during the quarter ended June 30, 2012.

The following table sets forth activity in our allowance for loan losses for the periods indicated. As described previously, charge-offs during the nine months ended June 30, 2012 were impacted by the charge-off of the SVA, which was $55.5 million at September 30, 2011, as a result of our adoption of the OCC requirement to charge off all SVAs. This one time charge-off did not impact the provision for loan losses for the nine months ended June 30, 2012; however, reported loan charge-offs during the current nine-month period increased and the balance of the allowance for loan losses as of June 30, 2012 decreased from the September 30, 2011 balance, accordingly.

	As of and For the Three Months Ended June 30,		As of and For the Nine Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Allowance balance (beginning of the period)	$101,296	$150,747	$156,978	$133,240
Charge-offs:
Real estate loans:
Residential non-Home Today
Ohio	4,607	2,539	18,271	6,990
Florida	4,686	2,528	26,077	6,037
Kentucky	108	—	217	—
Total Residential non-Home Today	9,401	5,067	44,565	13,027
Residential Home Today
Ohio	4,938	2,239	33,205	5,586
Florida	250	—	1,691	—
Total Residential Home Today	5,188	2,239	34,896	5,586
Home equity loans and lines of credit (1)
Ohio	1,971	2,405	8,190	6,425
Florida	6,082	8,505	23,056	26,648
California	527	934	2,828	4,012
Other	2,614	1,126	10,693	4,658
Total Home equity loans and lines of credit	11,194	12,970	44,767	41,743
Construction	76	308	1,268	791
Consumer and other loans	—	—	—	—
Total charge-offs	25,859	20,584	125,496	61,147
Recoveries:
Real estate loans:
Residential non-Home Today	265	131	607	295
Residential Home Today	10	25	94	85
Home equity loans and lines of credit (1)	662	484	2,188	1,297
Construction	—	2	3	35
Consumer and other loans	—	—	—	—
Total recoveries	937	642	2,892	1,712
Net charge-offs	(24,922)	(19,942)	(122,604)	(59,435)
Provision for loan losses	31,000	22,500	73,000	79,500
Allowance balance (end of the period)	$107,374	$153,305	$107,374	$153,305
Ratios:
Net charge-offs (annualized) to average loans outstanding	0.96%	0.81%	1.60%	0.81%
Allowance for loan losses to non-performing loans at end of the period	83.60%	69.29%	83.60%	69.29%
Allowance for loan losses to the total recorded investment in loans at end of the period	1.05%	1.56%	1.05%	1.56%
_________________

(1)	Includes bridge loans (loans in which borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).

The increase in net charge-offs, to $122.6 million during the nine months ended June 30, 2012 from $59.4 million during the nine months ended June 30, 2011, is largely attributable to the elimination of SVAs. The following table separates the charge-offs during the nine months ended June 30, 2012 between the elimination of specific valuation allowances and other charge-offs during the period and compares the information with charge-offs during the nine months ended September 30, 2011 and June 30, 2012.

	Charge-offs As of and For the Nine Months Ended
	June 30, 2012			September 30, 2011	June 30, 2011
	Total	SVA (1)	Other
	(Dollars in thousands)
Charge-offs:
Real estate loans:
Residential non-Home Today
Ohio	$18,271	$6,269	$12,002	$6,938	$6,990
Florida	26,077	16,223	9,854	6,802	6,037
Other	217	—	217	—	—
Total	44,565	22,492	22,073	13,740	13,027
Residential Home Today
Ohio	33,205	17,042	16,163	5,033	5,586
Florida	1,691	1,171	520	99	—
Total	34,896	18,213	16,683	5,132	5,586
Home equity loans and lines of credit (2)
Ohio	8,190	3,129	5,061	8,045	6,425
Florida	23,056	7,339	15,717	21,421	26,648
California	2,828	1,015	1,813	4,194	4,012
Other	10,693	2,204	8,489	3,939	4,658
Total	44,767	13,687	31,080	37,599	41,743
Construction	1,268	1,115	153	637	791
Consumer and other loans	—	—	—	1	—
Total charge-offs	125,496	55,507	69,989	57,109	61,147
Recoveries	(2,892)	—	(2,892)	(1,841)	(1,712)
Net charge-offs	$122,604	$55,507	$67,097	$55,268	$59,435
_________________

(1)
Reflects the balance of specific valuation allowances at September 30, 2011. Actual charge-offs related to loans with SVAs may differ due to updated reviews, foreclosure activity, or individual loan performance.

(2)	Includes bridge loans (loans where borrowers can utilize the equity in their current home to fund the purchase of a new home before they have sold their current home).
Non-SVA net charge-offs during the nine months ended June 30, 2012 increased $11.8 million to $67.1 million as compared to $55.3 million during the nine months ended September 30, 2011 and increased $7.7 million from $59.4 million during the nine months ended June 30, 2011. Increased charge-offs related to the residential Home Today and the residential non-Home Today portfolios during the nine months ended June 30, 2012 were partially offset by decreased charge-offs in the home equity and construction portfolios when compared to the nine months ended June 30, 2011. Increased charge-offs in our first lien portfolios and decreased charge-offs in our second lien and construction portfolios reflect the susceptibility of junior and higher risk lien positions during early stages of a broad economic downturn followed by increasing susceptibility for first and lower risk liens when depressed economic conditions persist.
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
	(Dollars in thousands)
June 30, 2012
Real estate loans:
Residential non-Home Today
Ohio	160	$16,048	441	$46,940	601	$62,988
Florida	30	4,732	274	33,689	304	38,421
Kentucky	3	650	2	69	5	719
Total Residential non-Home Today	193	21,430	717	80,698	910	102,128
Residential Home Today
Ohio	185	13,726	542	29,969	727	43,695
Florida	1	115	27	1,152	28	1,267
Total Residential Home Today	186	13,841	569	31,121	755	44,962
Home equity loans and lines of credit (1)
Ohio	141	4,899	137	5,297	278	10,196
Florida	57	4,493	101	6,646	158	11,139
California	16	1,713	20	1,658	36	3,371
Other	24	1,713	46	2,637	70	4,350
Total Home equity loans and lines of credit	238	12,818	304	16,238	542	29,056
Construction	1	20	7	381	8	401
Consumer loans	—	—	—	—	—	—
Total	618	$48,109	1,597	$128,438	2,215	$176,547

	Loans Delinquent for				Total
	30-89 Days		90 Days or More
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
March 31, 2012
Real estate loans:
Residential non-Home Today
Ohio	131	$12,444	490	$52,932	621	$65,376
Florida	39	6,680	281	38,214	320	44,894
Other	3	607	3	305	6	912
Total Residential non-Home Today	173	19,731	774	91,451	947	111,182
Residential Home Today
Ohio	141	10,541	580	34,239	721	44,780
Florida	3	245	26	1,271	29	1,516
Total Residential Home Today	144	10,786	606	35,510	750	46,296
Home equity loans and lines of credit (1)
Ohio	140	3,988	174	6,948	314	10,936
Florida	69	5,169	108	7,787	177	12,956
California	18	1,232	15	1,437	33	2,669
Other	37	2,618	50	3,221	87	5,839
Total Home equity loans and lines of credit	264	13,007	347	19,393	611	32,400
Construction	—	—	8	457	8	457
Consumer and other loans	—	—	—	—	—	—
Total	581	$43,524	1,735	$146,811	2,316	$190,335

	Loans Delinquent for				Total
	30-89 Days		90 Days or More
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
September 30, 2011
Real estate loans:
Residential non-Home Today
Ohio	204	$20,315	529	$62,340	733	$82,655
Florida	37	8,438	272	55,700	309	64,138
Other	3	574	4	477	7	1,051
Total Residential non-Home Today	244	29,327	805	118,517	1,049	147,844
Residential Home Today
Ohio	213	18,395	634	57,664	847	76,059
Florida	11	1,135	25	2,321	36	3,456
Total Residential Home Today	224	19,530	659	59,985	883	79,515
Home equity loans and lines of credit (1)
Ohio	158	5,457	227	10,553	385	16,010
Florida	103	7,408	149	16,211	252	23,619
California	18	1,789	20	2,207	38	3,996
Other	36	2,771	81	7,550	117	10,321
Total Home equity loans and lines of credit	315	17,425	477	36,521	792	53,946
Construction	1	72	20	3,770	21	3,842
Consumer and other loans	—	—	—	—	—	—
Total	784	$66,354	1,961	$218,793	2,745	$285,147

	Loans Delinquent for				Total
	30-89 Days		90 Days or More
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
June 30, 2011
Real estate loans:
Residential non-Home Today
Ohio	199	$21,869	525	$61,737	724	$83,606
Florida	41	8,221	265	55,534	306	63,755
Kentucky	3	519	5	754	8	1,273
Total Residential non-Home Today	243	30,609	795	118,025	1,038	148,634
Residential Home Today
Ohio	204	17,765	652	58,751	856	76,516
Florida	12	1,220	27	2,613	39	3,833
Total Residential Home Today	216	18,985	679	61,364	895	80,349
Home equity loans and lines of credit (1)
Ohio	192	5,583	244	11,165	436	16,748
Florida	87	7,550	140	15,181	227	22,731
California	18	1,937	25	3,046	43	4,983
Other	39	2,357	89	8,596	128	10,953
Total Home equity loans and lines of credit	336	17,427	498	37,988	834	55,415
Construction	4	744	21	3,886	25	4,630
Consumer and other loans	—	—	2	1	2	1
Total	799	$67,765	1,995	$221,264	2,794	$289,029
_________________

(1)	Includes bridge loans (loans in which borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).
The SVA charge-off that was recorded during the quarter ended December 31, 2011 contributed to the decrease in the reported balances of delinquent and nonperforming loans during the nine months ended June 30, 2012 and the six months ended March 31, 2012. The balance of the SVA at September 30, 2011 was $55.5 million. Loans delinquent 90 days or more decreased 0.2% to 1.3% of total net loans at June 30, 2012, from 1.5% at March 31, 2012, decreased 0.9% from 2.2% at September 30, 2011, and decreased 1.0% from 2.3% at June 30, 2011. Loans delinquent 30 to 89 days increased 0.1% to 0.5% of total net loans at June 30, 2012, from 0.4% at March 31, 2012 and decreased 0.2% from 0.7% at both September 30, 2011 and June 30, 2011. The inability of borrowers to repay their loans has been primarily a result of high unemployment and uncertain economic prospects in our primary lending markets. Inasmuch as job losses and unemployment levels both remain at high levels, we expect some borrowers who are current on their loans at June 30, 2012 to experience payment problems in the future. The excess number of housing units available for sale in the market today also may limit a borrower’s ability to sell a home he or she can no longer afford. In Florida, housing values continue to remain depressed due to prior rapid building and speculation, which has resulted in considerable inventory on the market and may limit a borrower’s ability to sell a home. As a result, we expect the overall level of loans delinquent 90 days or more will remain at elevated levels in the future.

The following table sets forth the recorded investments and categories of our non-performing assets and troubled debt restructurings at the dates indicated.

	June 30, 2012	March 31, 2012	September 30, 2011	June 30, 2011
		(Dollars in thousands)
Non-accrual loans:
Real estate loans:
Residential non-Home Today	$88,091	$99,022	$125,014	$126,149
Residential Home Today	40,276	46,368	69,602	71,739
Home equity loans and lines of credit (1)(2)	25,255	34,318	36,872	38,288
Construction	381	785	3,770	3,886
Consumer and other loans	—	—	—	1
Total non-accrual loans (3)(4)(5)	154,003	180,493	235,258	240,063
Real estate owned	19,692	18,452	19,155	20,126
Other non-performing assets	—	—	—	—
Total non-performing assets	$173,695	$198,945	$254,413	$260,189
Troubled debt restructurings: (not included in non- accrual loans above)
Real estate loans:
Residential non-Home Today	$57,879	$55,063	$50,841	$50,363
Residential Home Today	61,569	62,583	67,240	65,314
Home equity loans and lines of credit (1)	2,244	2,387	2,171	2,348
Construction	640	854	863	926
Consumer and other loans	—	—	—	—
Total	$122,332	$120,887	$121,115	$118,951
Ratios:
Total non-accrual loans to total loans	1.51%	1.81%	2.37%	2.44%
Total non-accrual loans to total assets	1.34%	1.60%	2.16%	2.21%
Total non-performing assets to total assets	1.51%	1.76%	2.34%	2.39%
_________________

(1)	Includes bridge loans (loans in which borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).

(2)
The totals at June 30, 2012 and March 31, 2012 include $8.9 million and $14.6 million, respectively, of performing home equity lines of credit included in nonaccrual, pursuant to regulatory guidance regarding senior lien delinquency issued in January 2012 quarter.

(3)
Totals at June 30, 2012, March 31, 2012, September 30, 2011 and June 30, 2011, include $12.1 million, $15.4 million, $16.5 million and $18.8 million, respectively, in troubled debt restructurings which are current but included with nonaccrual loans for a minimum period of six months from the restructuring date due to their non-accrual status prior to restructuring or because they have been partially charged off.

(4)
Includes $20.1 million, $20.3 million, $28.6 million and $23.1 million in troubled debt restructurings that are 90 days or more past due at June 30, 2012, March 31, 2012, September 30, 2011 and June 30, 2011, respectively.

(5)
During the quarter ended December 31, 2011, in accordance with an OCC directive, our SVAs (which had a balance of $55.5 million as of September 30, 2011) were charged off, which reduced the balance of non-accrual loans.

At June 30, 2012, March 31, 2012, September 30, 2011 and June 30, 2011, respectively, the recorded investment of impaired loans included $126.9 million, $123.3 million, $129.1 million and $128.2 million of accruing loans of which $122.3 million, $120.9 million, $121.1 million and $119.0 million are troubled debt restructurings and $4.6 million, $2.4 million, $8.0 million and $9.3 million are loans that were returned to accrual status when contractual payments were less than 90 days past due and continue to be individually evaluated for impairment until they are less than 30 days past due and do not have a prior charge-off. Loans in all portfolios that have a partial charge-off due to meeting the criteria for individual impairment evaluation will continue to be individually evaluated for impairment until, at a minimum, the impairment has been recovered. At June 30, 2012, March 31, 2012, September 30, 2011 and June 30, 2011, respectively, the recorded investment of non-accrual loans included $16.9 million, $35.6 million, $24.6 million, and $26.1 million of loans that are not included in the recorded investment of impaired loans because they are included in loans collectively evaluated for impairment.

In response to the economic challenges facing many borrowers, the Association continues to modify loans, resulting in $154.6 million of total (accrual and non-accrual) troubled debt restructurings recorded at June 30, 2012. Due primarily to charging off the SVA on troubled debt restructurings, which had a balance of $7.7 million at September 30, 2011, there was an $11.6 million decrease in the recorded investment of troubled debt restructured loans from September 30, 2011 and a $6.2 million decrease in the aggregate balance from June 30, 2011. Of the $154.6 million of troubled debt restructurings at June 30, 2012, $71.2 million was in the residential, non-Home Today portfolio and $80.2 million was in the Home Today portfolio.
Debt restructuring is a method being increasingly used to help families keep their homes and preserve our neighborhoods. This involves making changes to the borrowers’ loan terms through capitalization of delinquent payments; interest rate reductions, either for a specific period or for the remaining term of the loan; term extensions including beyond that provided in the original agreement; or some combination of the above. These loans are measured for impairment based on the present value of expected future cash flows discounted at the effective interest rate of the original loan contract. Any shortfall is recorded as an individually evaluated valuation reserve as part of the allowance for loan losses. We evaluate these loans using the expected future cash flows because we expect the borrower, not liquidation of the collateral, to be the source of repayment for the loan. A loan modified as a troubled debt restructuring is reported as a troubled debt restructuring for a minimum of one year. After one year, a loan may no longer be included in the balance of troubled debt restructurings if the loan was modified to yield a market rate for loans of similar credit risk at the time of restructuring and the loan is not impaired based on the terms of the restructuring agreement. No loans were removed from total troubled debt restructurings during the nine months ended June 30, 2012.

The following table sets forth the recorded investment in accrual and non-accrual troubled debt restructured loans, by the types of concessions granted as of June 30, 2012.

	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Modifications	Total
	(Dollars in thousands)
Accrual
Residential non-Home Today	$18,740	$1,549	$14,926	$15,494	$7,170	$57,879
Residential Home Today	16,312	173	8,571	25,756	10,757	61,569
Home equity loans and lines of credit	132	641	825	260	386	2,244
Construction	—	640	—	—	—	640
Total	$35,184	$3,003	$24,322	$41,510	$18,313	$122,332
Non-Accrual, Performing
Residential non-Home Today	$1,035	$601	$1,008	$2,413	$165	$5,222
Residential Home Today	3,512	—	2,293	699	342	6,846
Home equity loans and lines of credit	—	—	—	—	67	67
Construction	—	—	—	—	—	—
Total	$4,547	$601	$3,301	$3,112	$574	$12,135
Non-Accrual, Non-Performing
Residential non-Home Today	$2,692	$853	$1,652	$1,234	$1,672	$8,103
Residential Home Today	3,985	286	4,671	2,223	633	11,798
Home equity loans and lines of credit	—	31	186	20	—	237
Construction	—	—	—	—	—	—
Total	$6,677	$1,170	$6,509	$3,477	$2,305	$20,138
Total Troubled Debt Restructurings
Residential non-Home Today	$22,467	$3,003	$17,586	$19,141	$9,007	$71,204
Residential Home Today	23,809	459	15,535	28,678	11,732	80,213
Home equity loans and lines of credit	132	672	1,011	280	453	2,548
Construction	—	640	—	—	—	640
Total	$46,408	$4,774	$34,132	$48,099	$21,192	$154,605
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
Since August 2008, 43.2% of loans modified through our restructuring program were for borrowers who were current on their loans but who requested a modification due to a recent or impending event that has caused or will cause a temporary financial strain and who received concessions that would otherwise not be considered.
The recorded investment of troubled debt restructured loans in accrual status as of June 30, 2012 is set forth in the following table as having a modification agreement date less than one year old or greater than or equal to one year old.

	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Modifications	Total
	(Dollars in thousands)
Accruing Modifications Less Than One Year Old
Residential non-Home Today	$6,665	$298	$1,919	$5,532	$2,776	$17,190
Residential Home Today	2,094	—	1,152	2,592	6,050	11,888
Home equity loans and lines of credit	54	—	351	24	325	754
Construction	—	—	—	—	—	—
Total	$8,813	$298	$3,422	$8,148	$9,151	$29,832
Accruing Modifications Greater Than or Equal to One Year Old
Residential non-Home Today	$12,076	$1,250	$13,007	$9,962	$4,394	$40,689
Residential Home Today	14,217	173	7,419	23,164	4,708	49,681
Home equity loans and lines of credit	78	640	475	236	61	1,490
Construction	—	640	—	—	—	640
Total	$26,371	$2,703	$20,901	$33,362	$9,163	$92,500
On June 30, 2012 the unpaid principal balance of our home equity loans and lines of credit portfolio consisted of $186.4 million in home equity loans (which included $125.3 million of home equity lines of credit which are in the amortization period and no longer eligible to be drawn upon), $2.3 million in bridge loans and $2.1 billion in home equity lines of credit. The following table sets forth credit exposure, principal balance, percent delinquent 90 days or more, the mean combined loan-to-value (“CLTV”) percent at the time of origination and the current mean CLTV percent of our home equity loans, home equity lines of credit and bridge loan portfolio as of June 30, 2012. Home equity lines of credit in the draw period are reported according to geographic distribution.

	Credit Exposure	Principal Balance	Percent Delinquent 90 days or More	Mean CLTV Percent at Origination (2)	Current Mean CLTV Percent (3)
	(Dollars in thousands)
Home equity lines of credit in draw period (by state)
Ohio	$1,533,423	$773,120	0.45%	62%	73%
Florida	888,234	634,230	1.01%	62%	102%
California	349,485	252,996	0.36%	68%	89%
Other (1)	633,885	389,998	0.23%	63%	73%
Total home equity lines of credit in draw period	3,405,027	2,050,344	0.57%	62%	80%
Home equity lines in repayment, home equity loans and bridge loans	188,670	188,670	2.44%	66%	67%
Total	$3,593,697	$2,239,014	0.73%	63%	79%
_________________

(1)	No individual state has a credit exposure or drawn balance greater than 5% of the total.

(2)	Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.

(3)
Current Mean CLTV is based on best available first mortgage and property values as of June 30, 2012. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.

At June 30, 2012, 42.8% of our home equity lending portfolio was either in first lien position (23.8%) or was in a subordinate (second) lien position behind a first lien that we held (6.9%) or behind a first lien that was held by a loan that we serviced for others (12.1%). In addition, at June 30, 2012, 18.7% of our home equity line of credit portfolio in the draw period was making only the minimum payment on their outstanding line balance.

The following table sets forth credit exposure, principal balance, percent delinquent 90 days or more, the mean CLTV percent at the time of origination and the current mean CLTV percent of our home equity loans, home equity lines of credit and bridge loan portfolio as of June 30, 2012. Home equity lines of credit in the draw period are by the year originated:

	Credit Exposure	Principal Balance	Percent Delinquent 90 days or More	Mean CLTV Percent at Origination (1)	Current Mean CLTV Percent (2)
	(Dollars in thousands)
Home equity lines of credit in draw period
2000 and prior	$359,185	$164,319	0.45%	47%	65%
2001	59,087	36,403	1.36%	67%	74%
2002	156,828	84,077	1.05%	65%	71%
2003	292,472	153,793	0.64%	68%	74%
2004	183,679	103,737	0.90%	67%	80%
2005	129,645	79,698	1.40%	68%	89%
2006	304,231	200,412	0.98%	66%	97%
2007	468,944	337,662	0.70%	67%	98%
2008	978,382	646,888	0.26%	64%	81%
2009	423,708	221,649	0.22%	56%	67%
2010	38,743	17,647	—%	58%	66%
2011(3)	232	134	—%	39%	120%
2012	9,891	3,925	—%	51%	50%
Total home equity lines of credit in draw period	3,405,027	2,050,344	0.57%	62%	80%
Home equity lines in repayment, home equity loans and bridge loans	188,670	188,670	2.44%	66%	67%
Total	$3,593,697	$2,239,014	0.73%	63%	79%
_________________

(1)	Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.

(2)
Current Mean CLTV is based on best available first mortgage and property values as of June 30, 2012. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.

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

The following table sets forth the breakdown of current mean CLTV percentages for our home equity lines of credit in the draw period as of June 30, 2012.

	Credit Exposure	Principal Balance	Percent of Total	Percent Delinquent 90 days or More	Mean CLTV Percent at Origination	Current Mean CLTV Percent
	(Dollars in thousands)
Home equity lines of credit in draw period (by current mean CLTV) (1)
< 80%	$1,663,914	$817,058	39.8%	0.74%	51%	54%
80 - 89.9%	440,999	262,239	12.8%	0.80%	72%	85%
90 - 100%	337,427	222,591	10.9%	0.58%	76%	95%
> 100%	751,077	619,342	30.2%	0.31%	77%	134%
Unknown (2)	211,610	129,114	6.3%	0.20%	63%
	$3,405,027	$2,050,344	100.0%	0.57%	62%	80%
_________________

(1)	Balances are net of partial charge-offs and the current LTV category is calculated on the net balances.

(2)	Market data necessary for stratification is not readily available.
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
The amount and timing of mortgage servicing rights amortization is adjusted monthly based on actual results. In addition, on a quarterly basis, we perform a valuation review of mortgage servicing rights for potential decreases in value. This quarterly valuation review entails applying current assumptions to the portfolio classified by interest rates and, secondarily, by prepayment characteristics. At June 30, 2012, the capitalized value of our right to service $4.15 billion of loans for others was $21.8 million, or 0.52% of the serviced loan portfolio. Activity in mortgage servicing rights asset is summarized as follows:

	Three Months Ended
	June 30, 2012			June 30, 2011
	Mortgage Servicing Asset	Valuation Allowance	Net	Mortgage Servicing Asset		Valuation Allowance	Net
	(Dollars in thousands)
Balance - beginning of period	23,879	$—	$23,879	32,003	—	$—	$32,003
Additions from loan securitizations/sales			—	113			113
Amortization	(2,074)		(2,074)	(1,325)			(1,325)
Net change in valuation allowance		—	—		—	—	—
Balance - end of period	21,805	—	21,805	30,791	—	—	30,791
Fair value of capitalized amounts			$27,206				$57,121

	Nine Months Ended
	June 30, 2012			June 30, 2011
	Mortgage Servicing Asset	Valuation Allowance	Net	Mortgage Servicing Asset		Valuation Allowance	Net
	(Dollars in thousands)
Balance - beginning of period	28,919	$—	$28,919	38,676	—	$(18)	$38,658
Additions from loan securitizations/sales			—	137			137
Amortization	(7,114)		(7,114)	(8,022)			(8,022)
Net change in valuation allowance		—	—		—	18	18
Balance - end of period	21,805	—	21,805	30,791	—	—	30,791
Fair value of capitalized amounts			$27,206				$57,121

At June 30, 2012, substantially all of the approximately 38,800 loans serviced for Fannie Mae and others were performing in accordance with their contractual terms and management believes that it has no material repurchase obligations associated with these loans. The following tables summarize our repurchases and loss reimbursements to investors, charges related to default servicing non-compliance and compensatory fees incurred during the indicated periods. All transactions were related to loans serviced for Fannie Mae. There were no material repurchase or loss reimbursement requests outstanding at June 30, 2012, but a liability for $1.0 million of potential losses has been established.

	Three Months Ended
	June 30, 2012			June 30, 2011
	Number of Loans	Balance	Losses or Charges Incurred	Number of Loans	Balance	Losses or Charges Incurred
	(Dollars in thousands)
Repurchased loans:
Non-recourse, non-performing loans(1)	3	$830	$98	—	$—	$—
Recourse, non-performing loans(2)	1	43	—	2	106	—
Non-recourse, performing loans(3)	—	—	—	—	—	—
Post-disposition file reviews(4)	4	—	296	—	—	—
Compensatory fees related to default servicing(5)	—	—	—	—	—	—
	8	$873	$394	2	$106	$—

	Nine Months Ended
	June 30, 2012			June 30, 2011
	Number of Loans	Balance	Losses or Charges Incurred	Number of Loans	Balance	Losses or Charges Incurred
	(Dollars in thousands)
Repurchased loans:
Non-recourse, non-performing loans(1)	15	$3,177	$485	1	$137	$—
Recourse, non-performing loans(2)	3	86	—	5	205	—
Non-recourse, performing loans(3)	—	—	—	5	797	—
Post-disposition file reviews(4)	12	—	897	3	—	347
Compensatory fees related to default servicing(5)	—	—	92	—	—	—
	30	$3,263	$1,474	14	$1,139	$347
 _________________

(1)	Repurchases of non-recourse, non-performing loans were generally attributed to underwriting (primarily debt-to-income ratio) non-compliance.

(2)
At June 30, 2012 the Association serviced 180 loans with a principal balance of $6.4 million for Fannie Mae that were subject to recourse. Of these, seven loans with principal balances that totaled $180 thousand were delinquent 30 days or more. All other loans serviced for others were sold without recourse.

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
We also assess the likelihood that tax positions resulting in material tax benefits would be upheld upon examination of a tax authority. At June 30, 2012, we considered all current tax positions more likely than not to be realized upon examination and we have not recorded any tax liabilities for uncertain tax positions.
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
Comparison of Financial Condition at June 30, 2012 and September 30, 2011
Total assets increased $602.0 million, or 6%, to $11.49 billion at June 30, 2012 from $10.89 billion at September 30, 2011. This change was the result of increases in our cash and cash equivalents, mortgage loans held for sale and loans held for investment, partially offset by a decrease in investment securities.
Cash and cash equivalents increased $23.5 million, or 8%, to $318.4 million at June 30, 2012 from $294.8 million at September 30, 2011. The net increase can be attributed to maintaining higher liquidity on the balance sheet in the current interest rate environment.
Investment securities decreased $23.9 million, or 6%, to $384.5 million at June 30, 2012 from $408.4 million at September 30, 2011. During the quarter ended June 30, 2012, all of our investment securities in the held to maturity portfolio were transferred to the available for sale portfolio to ensure that the securities would be eligible for inclusion in the computation of regulatory liquidity. There were no sales of investment securities as $159.0 million in principal paydowns and $3.3 million of net acquisition premium amortization occurred in the mortgage-backed securities portfolio during the nine months ended June 30, 2012 and were partially offset by $135.4 million in purchases of investment securities.
Mortgage loans held for sale increased to $233.2 million at June 30, 2012 from none at September 30, 2011 as, during the quarter ended March 31, 2012, a pool of long-term, fixed-rate loans were reclassified from the portfolio of loans held for investment and an investment banking representative was engaged to offer those loans for sale, on a servicing retained basis, as non-agency, whole loans in the secondary market. Through June 30, 2012, no sales have been consummated with respect to this pool of loans. Additionally, the balance at June 30, 2012, includes $1.4 million of HARP II loans.

Loans held for investment, net, increased $369.4 million, or 4%, to $10.12 billion at June 30, 2012 from $9.75 billion at September 30, 2011. Supported by consistent loan growth, residential mortgage loans increased $584.2 million, or 8%, to $7.97 billion at June 30, 2012. The increase in residential mortgage loans includes the negative impact of $122.6 million in net charge-offs in the nine months ended June 30, 2012. The allowance for loan losses decreased $49.6 million, or 32%, to $107.4 million from $157.0 million at September 30, 2011. As previously reported, the Association’s primary federal banking regulator, the OCC, required all SVAs maintained by savings institutions to be charged off by March 31, 2012. As permitted, the Company elected to early-adopt this methodology effective December 31, 2011. As a result, reported loan charge-offs for the quarter ended December 31, 2011 and the nine months ended June 30, 2012 were impacted by the $55.5 million balance of the SVA that was recorded at September 30, 2011. During the nine months ended June 30, 2012, $1.19 billion of three and five year “SmartRate” loans were originated while $881.2 million of 10, 15, and 30 year fixed-rate first mortgage loans were originated. These originations were partially offset by paydowns. Historically, the preponderance of our new loan originations was comprised of fixed-rate loans which were frequently offset by fixed-rate loan sales. No loan sales were recorded in the nine months ended June 30, 2012, which reflects the impact of changes by Fannie Mae, the Association’s primary loan investor, related to requirements for loans that it accepts, as well as the strategy of originating adjustable rate loans to be held for investment on our balance sheet. Refer to the Controlling Our Interest Rate Risk Exposure section of the Overview for additional discussion regarding our management of interest rate risk. The increase in residential mortgage loans was partially offset by a $252.2 million decrease in home equity loans and lines of credit. Effective June 28, 2010 through February 2012, we suspended the acceptance of new home equity loan and line of credit applications with the exception of bridge loans. Beginning in March 2012, we again offered new home equity lines of credit to qualifying existing home equity customers, subject to certain property and credit performance conditions. At June 30, 2012, pending commitments to extend new home equity lines of credit to our existing customers totaled $2.4 million. Refer to the Controlling Our Interest Rate Risk Exposure section of the Overview for additional information.

Mortgage loan servicing assets, net, decreased $7.1 million, or 25%, to $21.8 million at June 30, 2012 from $28.9 million at September 30, 2011. This change reflects the absence of loan sales, and accompanying creation of new mortgage loan servicing assets, that resulted from the delivery requirement changes imposed by Fannie Mae as described in the Controlling Our Interest Rate Risk Exposure section of the Overview. The majority of the amortization of the servicing assets is linked to the cyclically low level of mortgage interest rates that prompted accelerated refinancing activity by borrowers. The principal balance of loans serviced decreased $1.25 billion, or 23%, during the nine months ended June 30, 2012 to $4.15 billion from $5.40 billion at September 30, 2011.
Deposits increased $241.2 million, or 3%, to $8.96 billion at June 30, 2012 from $8.72 billion at September 30, 2011. The increase in deposits resulted from a $107.7 million increase in our certificates of deposit, a $97.3 million increase in our high-yield savings accounts (a subcategory of our savings accounts) and a $32.4 million increase in our high-yield high-yield checking accounts (a subcategory of our negotiable order of withdrawal accounts). We believe that our high-yield savings accounts as well as our high-yield checking accounts provide a stable source of funds. In addition, our high yield savings accounts are expected to reprice in a manner similar to our home equity lending products, and, therefore, assist us in managing interest rate risk.
Borrowed funds increased $429.9 million to $569.7 million at June 30, 2012 from $139.9 million at September 30, 2011. The increase was comprised entirely of lower cost, short-term borrowings from the Federal Home Loan Bank of Cincinnati, the proceeds of which were primarily held in interest earning cash equivalents and augment our liquidity.
Principal, interest and related escrow owed on loans serviced decreased $57.3 million, or 38%, to $94.5 million at June 30, 2012 from $151.9 million at September 30, 2011. Principal and interest collected decreased $22.6 million and was accompanied by a $34.7 million decrease in retained tax payments collected from borrowers in the current period. Principal and interest will fluctuate based on normal curtailments and paydowns, but historically low mortgage interest rates increased the amount of refinancing activity in the preceding periods. As a result of the aforementioned activity and the absence of loan sales in the current nine-month period, the principal balance of loans serviced decreased $1.24 billion, or 23%, during the nine months ended June 30, 2012 to $4.15 billion from $5.40 billion at September 30, 2011.
Accrued expenses and other liabilities decreased $17.9 million, or 34%, to $35.3 million at June 30, 2012 from $53.2 million at September 30, 2011. This change primarily reflects a $19.7 million decrease in our accrual for defined pension benefit plan obligations which was mainly the result of our decision to freeze the accumulation of future participant benefits under that plan effective December 31, 2011.
Total shareholders’ equity increased $31.5 million, or 2%, to $1.81 billion at June 30, 2012 from $1.77 billion at September 30, 2011. This change reflects $10.4 million of net income in the current nine month period combined with $8.5 million of adjustments related to the allocation of shares of our common stock related to awards under the stock-based compensation plan and the ESOP. Additionally, shareholders’ equity increased as a result of a $12.6 million reduction in accumulated other comprehensive loss that was primarily attributable to the freezing of the pension plan described earlier and the transfer of held to maturity securities to the available for sale portfolio during the quarter ended June 30, 2012.

Comparison of Operating Results for the Three Months Ended June 30, 2012 and 2011
Average balances and yields. The following table sets forth average balances, average yields and costs, and certain other information at and for the periods indicated. No tax-equivalent yield adjustments were made, as the effects thereof were not material. Average balances are derived from daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense.

	Three Months Ended				Three Months Ended
	June 30, 2012				June 30, 2011
	Average Balance	Interest Income/ Expense		Yield/ Cost (1)	Average Balance		Interest Income/ Expense		Yield/ Cost (1)
	(Dollars in thousands)
Interest-earning assets:
Other interest-bearing cash equivalents	$279,968	$190		0.27%	$259,418		$132		0.20%
Investment securities	10,070	9		0.36%	10,617		9		0.34%
Mortgage-backed securities	377,799	1,507		1.60%	470,380		2,905		2.47%
Loans	10,377,112	102,143		3.94%	9,886,873		103,845		4.20%
Federal Home Loan Bank stock	35,620	376		4.22%	35,620		395		4.44%
Total interest-earning assets	11,080,569	104,225		3.76%	10,662,908		107,286		4.02%
Noninterest-earning assets	295,612				256,182
Total assets	$11,376,181				$10,919,090
Interest-bearing liabilities:
NOW accounts	$1,000,083	715		0.29%	$990,841		933		0.38%
Savings accounts	1,777,844	1,778		0.40%	1,649,197		2,580		0.63%
Certificates of deposit	6,113,501	35,211		2.30%	6,090,631		40,210		2.64%
Borrowed funds	394,682	657		0.67%	173,944		518		1.19%
Total interest-bearing liabilities	9,286,110	38,361		1.65%	8,904,613		44,241		1.99%
Noninterest-bearing liabilities	285,112				256,149
Total liabilities	9,571,222				9,160,762
Shareholders’ equity	1,804,959				1,758,328	1,801,099,000
Total liabilities and shareholders’ equity	$11,376,181				$10,919,090
Net interest income		$65,864					$63,045
Interest rate spread (2)				2.11%					2.03%
Net interest-earning assets (3)	$1,794,459				$1,758,295
Net interest margin (4)		2.38%	(1)				2.37%	(1)
Average interest-earning assets to average interest-bearing liabilities	119.32%				119.75%
Selected performance ratios:
Return on average assets		0.03%	(1)				0.22%	(1)
Return on average equity		0.20%	(1)				1.36%	(1)
Average equity to average assets		15.87%					16.10%
_________________

(1)	Annualized

(2)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by total interest-earning assets.

General. Net income decreased $5.1 million, or 85%, to $0.9 million for the quarter ended June 30, 2012 from $6.0 million for the quarter ended June 30, 2011. The decrease in net income was attributable primarily to a larger provision for loan losses.
Interest Income. Interest income decreased $3.1 million, or 3%, to $104.2 million during the current quarter compared to $107.3 million during the same quarter in the prior year. The decrease in interest income resulted primarily from a decrease in interest income from loans combined with a decrease in interest income from mortgage-backed securities.
Interest income on loans decreased $1.7 million, or 2% to $102.1 million compared to $103.8 million during the same quarter in the prior year. This change was attributed to a 26 basis point decrease in the average yield to 3.94% from 4.20% partially offset by a $490.2 million, or 5%, increase in the average balance to $10.38 billion for the quarter ended June 30, 2012 compared to $9.89 billion during the same quarter last year.
Interest income on mortgage-backed securities decreased $1.4 million, or 48%, to $1.5 million compared to $2.9 million during the same quarter in the prior year. This change was attributed to a $92.6 million, or 20%, decrease in the average balance to $377.8 million for the quarter ended June 30, 2012 compared to $470.4 million during the same quarter last year. In addition there was an 87 basis point decrease in the average yield to 1.60% from 2.47%, as interest rates on adjustable rate mortgage loans that collateralize certain mortgage-backed securities reset to lower current interest rates and higher rate, fixed-rate mortgage loans that collateralize other mortgage-backed securities continued to experience accelerated paydowns.
Interest Expense. Interest expense decreased $5.8 million, or 13%, to $38.4 million during the current quarter compared to $44.2 million during the quarter ended June 30, 2011. The change resulted primarily from a decrease in interest expense on certificates of deposit combined with modest decreases in interest expense on NOW accounts and savings accounts.
Interest expense on certificates of deposit decreased $5.0 million, or 12%, to $35.2 million during the current quarter compared to $40.2 million during the quarter ended June 30, 2011. The change was mainly attributable to a 34 basis point decrease in the average rate we paid on certificates of deposit to 2.30% from 2.64% partially offset by a $22.9 million, or a less than 1%, increase in the average balance to $6.11 billion during the current quarter and an average balance of $6.09 billion during the same quarter of the prior year. Rates were adjusted on deposits in response to changes in general market rates as well as to changes in the rates paid by our competition on short-term certificates of deposit.
Net Interest Income. Net interest income increased $2.8 million, or 4%, to $65.9 million during the current quarter from $63.0 million during the quarter ended June 30, 2011. As net interest income increased during the quarter, we experienced an improvement in our interest rate spread, which increased eight basis points to 2.11% compared to 2.03% during the same quarter last year. Low interest rates have decreased the yield on interest-earning assets, and to a greater extent, the rate paid on deposits and borrowed funds resulting in the increase in net interest income. Our net interest margin increased one basis point to 2.38% compared to 2.37% during the same quarter last year. This increase can be partially attributed to the higher average loan balance in the current quarter compared to the quarter ended June 30, 2011. Our average net interest-earning assets increased $36.2 million, to $1.79 billion during the current quarter from $1.76 billion during the quarter ended June 30, 2011.
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
Based on our evaluation of the above factors, we recorded a provision for loan losses of $31.0 million during the quarter ended June 30, 2012 and a provision of $22.5 million during the quarter ended June 30, 2011. The loan loss provision increased in the current quarter and reflected the increased level of charge-offs (non-SVA related) during the current quarter when compared to the preceding and prior year quarters. The increased level of charge-offs (non-SVA related) during the current quarter occurred in both the residential non-Home Today and the residential Home Today portfolios and was partially offset by decreased charge-offs (non-SVA related) in the home equity lending portfolio. The increased charge-off activity (non-SVA related) occurred in spite of continued improvement in delinquencies and was attributed to more delinquent loans moving into foreclosure and increased losses recognized based on declining sheriff sale appraisal amounts. The current provision reflects our net charge-off experience, lower home values and the uncertain economic times, which continue to challenge many of our loan customers. As delinquencies in the portfolio have been resolved through pay-off, short sale or foreclosure, or management determines the collateral is not sufficient to satisfy the loan, uncollected balances have been charged against the allowance for loan losses previously provided. The net charge-offs of $24.9 million were less than the loan loss provision of $31.0 million recorded for the current quarter. Similarly, the loan loss provision of $22.5 million, recorded for the quarter ended June 30, 2011 exceeded net charge-offs of $19.9 million. Each amount was recorded with the objective of aligning our overall allowance for loan losses with our current estimates of loss in the portfolio. The allowance for loan losses was $107.4 million, or 1.05% of total recorded investment in loans receivable, at June 30, 2012, compared to $153.3 million or 1.56% of total recorded investment in loans receivable at June 30, 2011. The $45.9 million decrease in the allowance for loan losses primarily reflects the impact of the December 31, 2011 adoption of an OCC directive to discontinue the use of SVAs discussed earlier.
In comparison to the balance at March 31, 2012, the total recorded investment in non-accrual loans decreased $26.5 million during the quarter ended June 30, 2012. The recorded investment in non-accrual loans in our residential, non-Home Today portfolio decreased $10.9 million, or 11% during the current quarter, to $88.1 million at June 30, 2012. At June 30, 2012, the recorded investment in our non-Home Today portfolio was $7.72 billion, compared to $7.38 billion at March 31, 2012. During the current quarter, non-Home Today net charge-offs were $9.1 million. The recorded investment in non-accrual loans in our residential, Home Today portfolio decreased $6.1 million, or 13% during the current quarter, to $40.3 million at June 30, 2012. At June 30, 2012, the recorded investment in our Home Today portfolio was $217.9 million, compared to $226.9 million at March 31, 2012. During the current quarter, Home Today net charge-offs were $5.2 million. The recorded investment in non-accrual home equity loans and lines of credit decreased $9.1 million, or 26%, during the current quarter, to $25.3 million at June 30, 2012, due partially to the reclassification from non-accrual to accrual status, of $5.7 million of performing home equity lines of credit, that upon further investigation, did not meet the requirements of the regulatory guidance issued in January 2012 regarding senior lien delinquencies. The recorded investment in our home equity loans and lines of credit portfolio at June 30, 2012, was $2.25 billion, compared to $2.33 billion at March 31, 2012. During the current quarter, home equity loans and lines of credit net charge-offs were $10.5 million. We believe that non-performing home equity loans and lines of credit are, on a relative basis, of greater concern than non-Home Today loans as these home equity loans and lines of credits generally hold subordinated positions and accordingly, represent a higher level of risk. The non-performing balances of home equity loans and lines of credit were $25.3 million or 1% of the home equity loans and lines of credit portfolio at June 30, 2012 compared to $34.3 million or 1.47% at March 31, 2012. In light of the depressed housing market in our primary geographic markets and the continued high level of delinquencies in our portfolio, we will continue to closely monitor the loss performance of this category.
Non-Interest Income. Non-interest income decreased $2.5 million, or 28%, to $6.3 million during the current quarter compared to $8.8 million during the quarter ended June 30, 2011, mainly as a result of lower net loan servicing fees received in connection with the smaller portfolio of loans serviced for others and lower earnings from non-thrift investments related primarily to private equity funds and net lease transactions of commercial buildings (included in other).
Non-Interest Expense. Non-interest expense increased $1.1 million, or 3%, to $40.7 million during the current quarter compared to $39.6 million during the quarter ended June 30, 2011 primarily from increases in federal insurance premiums and other operating expenses partially offset by decreases in appraisal and other loan review expenses and decreased salaries and employee benefits.
Salaries and employees benefits decreased $1.3 million, or 7%, to $18.4 million during the current quarter compared to $19.7 million during the quarter ended June 30, 2011. The primary reason for the decrease was a $1.5 million reduction in retirement costs as accumulated benefits under the defined benefit pension plan were frozen effective December 31, 2011.
Federal insurance premium and assessments increased $0.6 million, or 23%, to $3.4 million in the current quarter from $2.8 million in the quarter ended June 30, 2011. This change reflects a combination of the revised FDIC insurance assessment methodology and a revision to the assessable balances previously reported since April 1, 2009 that resulted in a one-time assessment reduction of $0.7 million in the quarter ended June 30, 2011.
Appraisal and other loan review expenses decreased $0.7 million, or 68%, to $0.3 million during the current quarter compared to $1.0 million during the quarter ended June 30, 2011. These costs decreased from an elevated level in the quarter ended June 30, 2011 when additional operating expenses (primarily legal, postage, courier and telephone) associated with our home equity lending reduction plan were incurred.
Other operating expenses increased $1.2 million or 22% to $6.8 million during the quarter compared to $5.6 million during the quarter ended June 30, 2011. The primary factor contributing to this increase was an increase in loss reimbursement expense related to our sold loans.
Income Tax Expense (Benefit). The provision for income taxes was a $0.5 million benefit during the current quarter compared to a $3.8 million expense during the quarter ended June 30, 2011. The provision for the current quarter included $0.5 million of federal tax benefit and $29 thousand of state income tax expense. The provision for the quarter ended June 30, 2011 included $3.7 million of federal tax and $28 thousand of state income tax expense. Our effective federal tax rate was a benefit of 120.9% during the current quarter compared to an expense of 38.5% in the quarter ended June 30, 2011. During the current quarter, $0.7 million of interest expense and $0.8 million of benefit related to our charitable contribution carryforward were recognized as a result of a settlement with the IRS related to the timing of bad debt deductions for fiscal years 2008, 2009 and 2010. A benefit of $0.4 million related to the deferred tax asset reserve for our charitable contribution carryforward was recorded in the quarter ended June 30, 2011. Our provision for income taxes in the current quarter aligns our year-to-date provision with our expectations for the full fiscal year. Our expected effective income tax rate is below the federal statutory rate because of our ownership of bank-owned life insurance.

Comparison of Operating Results for the Nine Months Ended June 30, 2012 and 2011
Average balances and yields. The following table sets forth average balances, average yields and costs, and certain other information at and for the periods indicated. No tax-equivalent yield adjustments were made, as the effects thereof were not material. Average balances are derived from daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense.

	Nine Months Ended				Nine Months Ended
	June 30, 2012				June 30, 2011
	Average Balance	Interest Income/ Expense		Yield/ Cost (1)	Average Balance	Interest Income/ Expense		Yield/ Cost (1)
	(Dollars in thousands)
Interest-earning assets:
Other interest-bearing cash equivalents	$280,319	$535		0.25%	$316,493	$664		0.28%
Investment securities	10,327	28		0.36%	12,227	91		0.99%
Mortgage-backed securities	370,081	4,830		1.74%	534,040	9,108		2.27%
Loans	10,193,762	308,045		4.03%	9,810,287	309,439		4.21%
Federal Home Loan Bank stock	35,620	1,140		4.27%	35,620	1,158		4.33%
Total interest-earning assets	10,890,109	314,578		3.85%	10,708,667	320,460		3.99%
Noninterest-earning assets	280,282				266,983
Total assets	$11,170,391				$10,975,650
Interest-bearing liabilities:
NOW accounts	$983,734	$2,121		0.29%	$979,186	$2,769		0.38%
Savings accounts	1,751,815	5,866		0.45%	1,617,485	7,639		0.63%
Certificates of deposit	6,011,868	108,813		2.41%	6,167,622	124,979		2.70%
Borrowed funds	331,863	1,874		0.75%	117,382	1,441		1.64%
Total interest-bearing liabilities	9,079,280	118,674		1.74%	8,881,675	136,828		2.05%
Noninterest-bearing liabilities	294,024				340,647
Total liabilities	9,373,304				9,222,322
Stockholders’ equity	1,797,087				1,753,328
Total liabilities and stockholders’ equity	$11,170,391				$10,975,650
Net interest income		$195,904				$183,632
Interest rate spread (2)				2.11%				1.94%
Net interest-earning assets (3)	$1,810,829				$1,826,992
Net interest margin (4)		2.40%	(1)			2.29%	(1)
Average interest-earning assets to average interest-bearing liabilities	119.94%				120.57%
Selected performance ratios:
Return on average assets		0.12%	(1)			0.01%	(1)
Return on average equity		0.77%	(1)			0.07%	(1)
Average equity to average assets		16.09%				15.97%
_________________

(1)	Annualized

(2)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by total interest-earning assets.

General. Net income increased $9.5 million, to $10.4 million for the nine months ended June 30, 2012 from $0.9 million for the nine months ended June 30, 2011. The increase in net income was attributable primarily to a lower provision for loan losses and increased net interest income, partially offset by lower non-interest income.
Interest Income. Interest income decreased $5.9 million, or 2%, to $314.6 million during the nine months ended June 30, 2012, compared to $320.5 million during the same nine months in the prior year. The decrease in interest income resulted primarily from a decrease in interest income from mortgage-backed securities combined with a decrease in interest income from loans.
Interest income on mortgage-backed securities decreased $4.3 million, or 47%, to $4.8 million for the nine months ended June 30, 2012, compared to $9.1 million during the same nine months in the prior year. This change was attributed to a $164.0 million, or 31%, decrease in the average balance to $370.1 million for the nine months ended June 30, 2012 compared to $534.0 million during the same nine months last year. In addition there was a 53 basis point decrease in the average yield to 1.74% from 2.27%, as interest rates on adjustable rate mortgage loans that collateralize certain mortgage-backed securities reset to lower current interest rates and higher, fixed-rate mortgage loans that collateralize other mortgage-backed securities continued to experience accelerated paydowns.
Interest Expense. Interest expense decreased $18.1 million, or 13%, to $118.7 million during the current nine months compared to $136.8 million during the nine months ended June 30, 2011. The change resulted primarily from a decrease in interest expense on certificates of deposit combined with modest decreases in interest expense on NOW accounts and savings accounts.
Interest expense on certificates of deposit decreased $16.2 million, or 13%, to $108.8 million during the nine months ended June 30, 2012, compared to $125.0 million during the nine months ended June 30, 2011. The change was attributed to a 29 basis point decrease in the average rate we paid on certificates of deposit to 2.41% from 2.70% combined with a $155.8 million, or 3%, decrease in the average balance to $6.01 billion during the current nine months from $6.17 billion during the same nine months of the prior year. Rates were adjusted on deposits in response to changes in general market rates as well as to changes in the rates paid by our competition on short-term certificates of deposit.
Net Interest Income. Net interest income increased $12.3 million, or 7%, to $195.9 million during the nine months ended June 30, 2012, from $183.6 million during the nine months ended June 30, 2011. As net interest income increased, we experienced an improvement of our interest rate spread, which increased 17 basis points to 2.11% compared to 1.94% during the same nine months last year. Low interest rates have decreased the yield on interest-earning assets, and to a greater extent, the rate paid on deposits and borrowed funds resulting in the increase in net interest income. Our net interest margin increased 11 basis points to 2.40% compared to 2.29% during the same nine months last year. This increase can be partially attributed to the higher average loan balance in the current nine months compared to the nine months ended June 30, 2011. Our average net interest-earning assets decreased $16.2 million, to $1.81 billion during the current nine months from $1.83 billion during the nine months ended June 30, 2011.
Provision for Loan Losses. We recorded a provision for loan losses of $73.0 million during the nine months ended June 30, 2012 and a provision of $79.5 million during the nine months ended June 30, 2011 due to improved trending in delinquencies. The increased level of net charge-offs (non-SVA related) during the current nine months, $67.1 million as compared to $59.4 million during the nine months ended June 30, 2011, resulted from increases in both the residential non-Home Today and the residential Home Today portfolios and was partially offset by decreased charge-offs (non-SVA related) in the home equity lending portfolio. The increased charge-off activity (non-SVA related) occurred despite continued improvement in delinquencies and was attributed to more delinquent loans moving into foreclosure and increased losses recognized based on declining sheriff sale appraisal amounts. The current provision reflects our net charge-off experience, lower home values and the uncertain economic times, which continue to challenge many of our loan customers. As delinquencies in the portfolio have been resolved through pay-off, short sale or foreclosure, or management determines the collateral is not sufficient to satisfy the loan, uncollected balances have been charged against the allowance for loan losses previously provided. The net charge-offs (non-SVA related) of $67.1 million during the nine months ended June 30, 2012 were less than the $73.0 million loan loss provision recorded for the current nine months. The loan loss provision of $79.5 million recorded for the nine months ended June 30, 2011 exceeded net charge-offs of $59.4 million plus the change in specific valuation allowances during that same nine month period of $7.9 million; note that changes in SVAs are considered to be the equivalent of a partial charge-off. The allowance for loan losses was $107.4 million, or 1.05% of the total recorded investment in loans receivable, at June 30, 2012, compared to $153.3 million, or 1.56% of the total recorded investment in loans receivable at June 30, 2011. The $45.9 million decrease in the allowance for loan losses primarily reflects the impact of the adoption, effective December 31, 2011, of an OCC directive to discontinue the use of SVAs as discussed earlier.

The $81.3 million decrease in the recorded investment in non-accrual loans from September 30, 2011 to June 30, 2012 was largely impacted by the elimination of SVAs (as the OCC directed all thrift institutions to eliminate by March 31, 2012 and as was early adopted by the Association effective December 31, 2011) which had a recorded balance of $55.5 million at September 30, 2011. Offsetting the favorable impact of the SVA elimination was the unfavorable impact of the regulatory guidance provided in January 2012, resulting in $8.9 million of performing home equity lines of credit at June 30, 2012 classified as non-accrual because a borrower was 90 days or more delinquent on a first lien obligation.
Non-Interest Income. Non-interest income decreased $5.4 million, or 23%, to $18.4 million during the current nine months compared to $23.8 million during the nine months ended June 30, 2011, mainly as a result of lower net loan servicing fees received in connection with the smaller portfolio of loans serviced for others and lower earnings from non-thrift investments related primarily to private mortgage re-insurance, net lease transactions of commercial buildings, and lower title agency fees.
Non-Interest Expense. Non-interest expense increased $0.1 million, or less than 1%, to $126.5 million during the nine months ended June 30, 2012, compared to $126.5 million during the nine months ended June 30, 2011 primarily from an increase in salaries and employee benefits partially offset by reductions in federal insurance premiums and appraisal and other loan review expenses.
Salaries and employees benefits increased $2.8 million, or 5%, to $59.8 million during the nine months ended June 30, 2012, compared to $57.0 million during the nine months ended June 30, 2011. Compensation costs increased $5.3 million, reflecting normal annual salary merit adjustments and the reduced level of bonus accruals that were recognized during the nine months ended June 30, 2011 when we reported lower earnings. Other variances in comparing our expenses for the nine months ended June 30, 2012 to those during the nine months ended June 30, 2011 included a $3.8 million reduction in retirement costs as accumulated benefits under the defined benefit pension plan were frozen effective December 31, 2011 and a $0.6 million increase in group health care expense.
Federal insurance premium and assessments decreased $3.8 million, or 26%, to $10.8 million in the nine months ended June 30, 2012, from $14.6 million in the nine months ended June 30, 2011. This change reflects the revision, as required pursuant to the Dodd-Frank Act and as adopted effective April 1, 2011, in the deposit insurance assessment system that re-oriented the determination of each institution’s deposit insurance assessment so that it is based on total assets less tangible capital of the institution instead of deposits. Our high level of tangible capital and minimal use of wholesale borrowings resulted in our reduced level of assessment.
Appraisal and other loan review expenses decreased $2.4 million, or 50%, to $2.5 million during the nine months ended June 30, 2012, compared to $4.9 million during the nine months ended June 30, 2011. These costs decreased in the current nine months from an elevated level in the nine months ended June 30, 2011 when additional operating expenses (legal, postage, courier, telephone, etc.) associated with our home equity lending reduction plan were incurred.
Income Tax Expense (Benefit). The provision for income taxes was $4.4 million during the current nine months compared to $0.6 million during the nine months ended June 30, 2011. The provision for the current nine months included $4.3 million of federal income tax provision and $72 thousand of state income tax provision. The provision for the nine months ended June 30, 2011 included $0.6 million of federal income tax provision and $60 thousand of state income tax provision. Our effective federal tax rate was 29.5% during the current nine months compared to 40.4% during the nine months ended June 30, 2011. During the current nine months, $0.7 million of interest expense and $0.8 million of benefit related to the charitable contribution carryforward were recognized as a result of a settlement with the IRS related to the timing of bad debt deductions for fiscal years 2008, 2009 and 2010. The benefit to the deferred tax asset reserve for our charitable contribution carryforward was partially offset by a $0.3 million unfavorable adjustment recorded during the quarter ended March 31, 2012. An unfavorable adjustment to the deferred tax asset reserve of $0.4 million was recorded during the nine months ended June 30, 2011. Our provision for income taxes in the current nine months is aligned with our expectations for the full fiscal year. Our expected effective income tax rate is below the federal statutory rate because of our ownership of bank-owned life insurance.
Liquidity and Capital Resources
Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the FHLB of Cincinnati, borrowings from the Federal Reserve Discount Window and maturities, sales of securities and, historically, sales of loans. There were no sales of long-term, fixed rate loans during the current quarter or nine month period, although, at June 30, 2012, $233.2 million of high credit quality, long-term, fixed-rate residential first mortgage loans were reclassified as “held for sale”. A sales commitment with a third-party at March 31, 2012, under which the Association was to deliver $50.0 million of such loans in a whole-loan transaction, was mutually terminated prior to completion. At June 30, 2012, no loan sales commitments were outstanding.

In addition to the primary sources of funds described above, we have the ability to obtain collateralized borrowings in the wholesale markets. Additionally, access to the equity capital markets via a supplemental first step transaction or a full (second step) transaction remain as other potential sources of liquidity, although this channel generally requires six to nine months of lead time.
While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Association’s Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We seek to maintain a minimum liquidity ratio of 5% or greater (which we compute as the sum of cash and cash equivalents plus unpledged investment securities for which ready markets exist, divided by total assets). For the three months ended June 30, 2012, our liquidity ratio averaged 5.83%. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2012.
We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities and the objectives of our asset/liability management program.
Excess liquid assets are generally invested in interest-earning deposits and short- and intermediate-term securities.
Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2012, cash and cash equivalents totaled $318.4 million. Investment securities classified as available-for-sale, which provide additional sources of liquidity, totaled $384.5 million at June 30, 2012.
Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows (unaudited) included in the Unaudited Interim Consolidated Financial Statements.
At June 30, 2012, we had $1.35 billion in undisbursed home equity lines of credit to borrowers. Certificates of deposit due within one year of June 30, 2012 totaled $2.67 billion, or 29.8% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, sales of investment securities, other deposit products, including certificates of deposit, Federal Home Loan Bank advances, borrowings from the Federal Reserve Discount Window or other collateralized borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2013. We believe, however, based on past experience, that a significant portion of such deposits will remain with us. Generally, we have the ability to attract and retain deposits by adjusting the interest rates offered.
Our primary investing activities are originating residential mortgage loans and purchasing investments. During the nine months ended June 30, 2012, we originated $2.07 billion of loans, and during the nine months ended June 30, 2011, we originated $1.74 billion of loans. We purchased $135.4 million of securities during the nine months ended June 30, 2012, and $14.7 million during the nine months ended June 30, 2011.
Financing activities consist primarily of changes in deposit accounts, changes in the balances of principal and interest owed on loans serviced for others as well as Federal Home Loan Bank advances and borrowings from the Federal Reserve Discount Window. We experienced a net increase in total deposits of $241.2 million during the nine months ended June 30, 2012 compared to a net decrease of $150.0 million during the nine months ended June 30, 2011. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. Principal and interest owed on loans serviced for others decreased $57.3 million during the nine months ended June 30, 2012 compared to a decrease of $195.0 million during the nine months ended June 30, 2011. During the nine months ended June 30, 2012 we increased our advances from the FHLB of Cincinnati by $429.9 million to augment our liquidity ratio. During the nine months ended June 30, 2011, our advances from the FHLB of Cincinnati increased by $115.0 million.
Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of Cincinnati and the Federal Reserve Discount Window, each of which provides an additional source of funds. At June 30, 2012 we had $569.7 million of FHLB of Cincinnati advances and no outstanding borrowings from the Federal Reserve Discount Window. During the nine months ended June 30, 2012, we had average outstanding advances from the FHLB of Cincinnati of $331.9 million as compared to average outstanding advances of $117.4 million during the nine months ended June 30, 2011. At June 30, 2012 we had the ability to immediately borrow an additional $385.1 million from the FHLB of Cincinnati and $247.7 million from the Federal Reserve Discount Window. From the perspective of collateral value securing FHLB of Cincinnati advances, our capacity limit for additional borrowings at June 30, 2012 was $3.66 billion, subject to satisfaction of the FHLB of Cincinnati common stock ownership requirement. To satisfy the common stock ownership requirement we would have to increase our ownership of FHLB of Cincinnati common stock by an additional $73.3 million.
The Association is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. On June 6, 2012, the OCC and the other federal bank regulatory agencies issued a series of proposed rules to revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision in "Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems" ("Basel III"). The proposed rules would apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies ("banking organizations"). Among other things, the proposed rules establish a new common equity tier 1 minimum capital requirement and a higher minimum tier 1 capital requirement, and assign higher risk weightings (150%) to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property. The proposed rules also limit a banking organization's capital distributions and certain discretionary bonus payments if the banking organization does not hold a "capital conservation buffer" consisting of a specified amount of common equity tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rules will become effective on January 1, 2013, and the changes set forth in the final rules will be phased in from January 1, 2013 through January 1, 2019. The Company expects that future risk weighted capital ratios determined pursuant to asset risk weightings as they may ultimately be structured under the prospective BASEL III computational framework will differ unfavorably when compared to current computations. The Company has not completed its evaluation of the current BASEL III risk weighting proposal and accordingly cannot currently estimate the impact of the proposal on reported risk weighted capital ratios.
As of June 30, 2012 the Association exceeded all regulatory requirements to be considered “Well Capitalized” as presented in the table below (dollar amounts in thousands).

	Actual		Required
	Amount	Ratio	Amount	Ratio
Total Capital to Risk Weighted Assets	$1,616,304	22.08%	$732,119	10.00%
Core Capital to Adjusted Tangible Assets	1,524,593	13.32	572,347	5.00
Tier 1 Capital to Risk-Weighted Assets	1,524,593	20.82	439,272	6.00
Item 3. Quantitative and Qualitative Disclosures About Market Risk
General. The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk has historically been interest rate risk. In general, our assets, consisting primarily of mortgage loans, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and limit the exposure of our net interest income to changes in market interest rates. Accordingly, our board of directors has established risk parameter limits deemed appropriate given our business strategy, operating environment, capital, liquidity and performance objectives. Additionally, our board of directors has also established an Asset/Liability Management Committee comprised of key operating personnel which is responsible for managing this risk consistent with the guidelines and risk limits approved by the board of directors.
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
During the nine months ended June 30, 2012 we did not securitize or sell any long-term, fixed rate mortgage loans, although, at June 30, 2012, $233.2 million of high credit quality, long-term, fixed-rate residential first mortgage loans were classified as “held for sale”. A sales commitment with a third party at March 31, 2012, under which the Association was to deliver $50.0 million of such loans in a whole-loan transaction was mutually terminated prior to completion. At June 30, 2012, no loan sales commitments were outstanding. Effective July 1, 2010, Fannie Mae, historically the Association’s primary loan investor, implemented certain loan origination requirement changes affecting loan eligibility that we did not adopt. Accordingly, the Association’s ability to reduce interest rate risk via our traditional loan sales of newly originated longer-term fixed rate residential loans is limited until either the Association changes its loan origination processes or Fannie Mae, Freddie Mac or other market participants, revise their loan eligibility standards. Otherwise, future sales of fixed-rate mortgage loans will predominantly be limited to those loans that have established payment histories, strong borrower credit profiles and are supported by adequate collateral values. In response to this change, we are currently marketing an adjustable-rate mortgage loan product and a ten year fixed-rate mortgage loan that provide us with improved interest rate risk characteristics when compared to longer-term, fixed-rate mortgage loans.    Shortening the average maturity of our interest-earning assets by increasing our investments in shorter-term loans and investments, as well as loans and investments with variable rates of interest, helps to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our net interest income to changes in market interest rates. By following these strategies, we believe that we are better-positioned to react to increases in market interest rates.
Economic Value of Equity. Using customized modeling software, the Association prepares periodic estimates of the amounts by which the net present value of its cash flows from assets, liabilities and off balance sheet items (the institution’s economic value of equity or “EVE”) would change in the event of a range of assumed changes in market interest rates. The simulation model uses a discounted cash flow analysis and an option-based pricing approach in measuring the interest rate sensitivity of EVE. The model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumption that instantaneous changes (measured in basis points) occur at all maturities along the United States Treasury yield curve and other relevant market interest rates. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 2% to 3% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. The model is tailored specifically to our organization, which, we believe, improves its accuracy. The following table presents the estimated changes in the Association’s EVE at June 30, 2012 that would result from the indicated instantaneous changes in the United States Treasury yield curve and other relevant market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

				EVE as a Percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)	Estimated EVE (2)	Estimated Increase (Decrease) in EVE		EVE Ratio (4)	Increase (Decrease) (basis points)
		Amount	Percent
	(Dollars in thousands)
+300	$1,055,427	$(750,437)	(42.0)%	10.01%	(518)
+200	1,333,990	(471,874)	(26.0)%	12.12%	(307)
+100	1,601,836	(204,028)	(11.0)%	13.97%	(122)
0	1,805,864	—	—	15.19%	—
--100	1,798,496	(7,369)	(0.4)%	14.82%	(36)
_________________

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	EVE Ratio represents EVE divided by the present value of assets.
The table above indicates that at June 30, 2012, in the event of an increase of 200 basis points in all interest rates, the Association would experience a 26.0% decrease in EVE. In the event of a 100 basis point decrease in interest rates, the Association would experience a 0.4% decrease in EVE.

The following table is based on the calculations contained in the previous table, and sets forth the change in the EVE at a +200 basis point rate of shock at June 30, 2012, with comparative information as of September 30, 2011. By regulation the Association must measure and manage its interest rate risk for interest rate shocks relative to established risk tolerances in EVE.

Risk Measure (+200 bps Rate Shock)

	At June 30, 2012	At September 30, 2011
Pre-Shock EVE Ratio	15.19%	15.43%
Post-Shock EVE Ratio	12.12%	12.31%
Sensitivity Measure in basis points	(307)	(312)
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
We have previously reported that our former primary regulator, the OTS, expressed concern with respect to several significant assumptions used in our prior internal interest rate risk (“IRR”) model, as well as the reliability of the resulting IRR profiles generated by that model. While we believe that the previous IRR model enabled us to efficiently, prudently and reasonably measure and manage IRR, we nevertheless replaced that modeling system with a system that offers enhanced functionality and capabilities. Based on validation and comparative analysis, we do not believe that the IRR profile reported as of September 30, 2011 using our prior IRR model was materially different from the results that would have been derived if the new IRR modeling software had been available. Installation and implementation of the new IRR modeling software was finalized during the quarter ended March 31, 2012 and, for periods subsequent to December 31, 2011, the IRR disclosures as determined using the new model are reported in our SEC filings. In connection with the installation and implementation of the new IRR modeling software, factors related to prepayment, decay and default assumptions that impact the computation of EVE were customized, based on the results of an independent, third party study that was prepared using the Association's data. Use of these customized assumptions further enhanced the alignment of our EVE calculations with our risk profile. In addition to our month end modeling reports that use current month end balances and current month end interest rates, we also compute EVE using current month end balances and last month's interest rates in order to isolate the EVE impact resulting purely from interest rate changes. These results are then reviewed and discussed by management with appropriate actions taken if deemed necessary. At June 30, 2012 the results were in line with management's expectations. The new model also possesses random patterning capabilities that our prior model lacked and accommodates extensive regression analytics applicable to the prepayment and decay profiles of our borrower and depositor portfolios. We believe that the new model expands our ability to run alternative modeling scenarios and improves the timeliness of and our access to decision making data that is integral to our IRR management processes.
Earnings at Risk. In addition to EVE calculations, we use our simulation model to analyze the sensitivity of our net interest income to changes in interest rates (the institution’s earnings at risk or “EaR”). Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what our net interest income would be for twelve and twenty-four month periods using customized (based on our portfolio characteristics) assumptions with respect to loan prepayment rates and deposit decay rates, and the Bloomberg forward yield curve for assumptions as to projected interest rates. We then calculate what the net interest income would be for the same period in the event of instantaneous changes in market interest rates. As of June 30, 2012, we estimated that our EaR for the 12 months ending June 30, 2013 would decrease by 11.4% in the event of an instantaneous 200 basis point increase in market interest rates.
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

The EVE and EaR analyses are similar in that they both start with the same month end balance sheet amounts, weighted average coupon and maturity. The underlying prepayment, decay and default assumptions are also the same and they both start with the same month end "markets" (Treasury and Libor yield curves, etc.). From that similar starting point, the models follow divergent paths. EVE is a stochastic model using 200 different interest rate paths to compute market value at the transaction level for each of the categories on the balance sheet whereas EaR uses the implied forward curve to compute interest income/expense at transaction level for each of the categories on the balance sheet.
EVE is considered as a point in time calculation with a "liquidation" view of the Association where all the cash flows (including interest, principal and prepayments) are modeled through the maturity of the instrument and discounted using discount factors derived from the current market yield curves. All "on balance sheet" balances do not assume any new business volume. It provides a long term view and helps to define changes in equity and duration as a result of changes in interest rates. On the other hand, EaR is based on balance sheet projections going one year forward and assumes new business volume and pricing to calculate net interest income under different interest rate environments. EaR is calculated to determine the sensitivity of net interest income under different interest rate scenarios. With each of these models specific policy limits have been established that are compared with the actual month end results. These limits have been approved by the Association's board of directors and are used as benchmarks to evaluate and moderate interest rate risk. In the event that there is a breach of policy limits, management is responsible for taking such action, similar to those described under the preceding heading of General, as may be necessary in order to return the Association's interest rate risk profile to a position that is in compliance with the policy. At June 30, 2012 the IRR profile as disclosed above did not breach our internal limits.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The Company did not repurchase any shares of common stock during the quarter ended June 30, 2012.
On March 12, 2009, the Company announced its fourth stock repurchase program, which authorizes the repurchase of up to an additional 3,300,000 shares of the Company’s outstanding common stock. Purchases under the program will be on an ongoing basis, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses of capital, regulatory restrictions and our financial performance. Repurchased shares will be held as treasury stock and be available for general corporate use. The program has 2,156,250 shares yet to be purchased as of June 30, 2012. Our last repurchases occurred during the quarter ended December 31, 2009.
Because of concerns communicated to us by the OTS, which was merged into the OCC on July 21, 2011, and pending evaluations by our current federal regulators, the OCC and the Federal Reserve, as referred to in the Monitoring and Limiting Our Credit Risk section in the Overview section of Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company does not intend to declare or pay a cash dividend, or to repurchase any of its outstanding common stock, until the concerns of our regulators are resolved.
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

101
The following financial statements from TFS Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on August 9, 2012, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Equity, (v) the Notes to Condensed Consolidated Financial Statements.

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

TFS Financial Corporation

Dated:	August 9, 2012	/s/ Marc A. Stefanski
Marc A. Stefanski
Chairman of the Board, President and Chief Executive Officer

Dated:	August 9, 2012	/s/ David S. Huffman
David S. Huffman
Chief Financial Officer and Secretary