Form 10-Q
period 2012-12-31
TFS Financial CORP
filed 2013-02-11
CIK 1381668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________
FORM 10-Q
________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2012
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
As of February 1, 2013 there were 309,035,125 shares of the Registrant’s common stock, par value $0.01 per share, outstanding, of which 227,119,132 shares, or 73.5% of the Registrant’s common stock, were held by Third Federal Savings and Loan Association of Cleveland, MHC, the Registrant’s mutual holding company.

TFS Financial Corporation

Item 1. Financial Statements
TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION (unaudited)
(In thousands, except share data)

	December 31, 2012	September 30, 2012
ASSETS
Cash and due from banks	$46,795	$38,914
Other interest-earning cash equivalents	286,759	269,348
Cash and cash equivalents	333,554	308,262
Investment securities:
Available for sale (amortized cost $447,959 and $417,416, respectively)	450,880	421,430
Mortgage loans held for sale, at lower of cost or market ($3,107 measured at fair value, September 30, 2012)	324,322	124,528
Loans held for investment, net:
Mortgage loans	9,960,370	10,339,402
Other loans	4,173	4,612
Deferred loan fees, net	(18,128)	(18,561)
Allowance for loan losses	(105,201)	(100,464)
Loans, net	9,841,214	10,224,989
Mortgage loan servicing assets, net	17,787	19,613
Federal Home Loan Bank stock, at cost	35,620	35,620
Real estate owned	18,605	19,647
Premises, equipment, and software, net	60,915	61,150
Accrued interest receivable	33,360	34,887
Bank owned life insurance contracts	178,882	177,279
Other assets	84,489	90,720
TOTAL ASSETS	$11,379,628	$11,518,125
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$8,804,495	$8,981,419
Borrowed funds	468,000	488,191
Borrowers’ advances for insurance and taxes	67,422	67,864
Principal, interest, and related escrow owed on loans serviced	129,036	127,539
Accrued expenses and other liabilities	90,631	46,262
Total liabilities	9,559,584	9,711,275
Commitments and contingent liabilities
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 332,318,750 shares issued; 309,035,125 and 309,009,393 outstanding at December 31, 2012 and September 30, 2012, respectively	3,323	3,323
Paid-in capital	1,693,240	1,691,884
Treasury stock, at cost; 23,283,625 and 23,309,357 shares at December 31, 2012 and September 30, 2012, respectively	(280,622)	(280,937)
Unallocated ESOP shares	(73,668)	(74,751)
Retained earnings—substantially restricted	484,307	473,247
Accumulated other comprehensive loss	(6,536)	(5,916)
Total shareholders’ equity	1,820,044	1,806,850
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,379,628	$11,518,125
See accompanying notes to unaudited consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(In thousands, except share and per share data)

	For the Three Months Ended
	December 31,
	2012	2011
INTEREST INCOME:
Loans, including fees	$98,689	$103,207
Investment securities available for sale	1,113	37
Investment securities held to maturity	—	1,734
Other interest and dividend earning assets	586	557
Total interest and dividend income	100,388	105,535
INTEREST EXPENSE:
Deposits	31,135	40,706
Borrowed funds	837	574
Total interest expense	31,972	41,280
NET INTEREST INCOME	68,416	64,255
PROVISION FOR LOAN LOSSES	18,000	15,000
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	50,416	49,255
NON-INTEREST INCOME
Fees and service charges, net of amortization	2,303	2,813
Net gain on the sale of loans	3,022	—
Increase in and death benefits from bank owned life insurance contracts	1,605	1,612
Other	1,317	1,284
Total non-interest income	8,247	5,709
NON-INTEREST EXPENSE
Salaries and employee benefits	20,603	20,385
Marketing services	3,125	2,377
Office property, equipment and software	5,021	4,998
Federal insurance premium and assessments	3,714	3,877
State franchise tax	1,663	989
Real estate owned expense, net	1,165	2,335
Appraisal and other loan review expense	683	990
Other operating expenses	6,560	6,528
Total non-interest expense	42,534	42,479
INCOME BEFORE INCOME TAXES	16,129	12,485
INCOME TAX EXPENSE	4,976	4,026
NET INCOME	$11,153	$8,459
Earnings per share—basic and diluted	$0.04	$0.03
Weighted average shares outstanding
Basic	301,576,327	301,044,732
Diluted	302,244,741	301,416,252

See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(In thousands)

	For the Three Months Ended
	December 31,
	2012	2011
Net income	$11,153	$8,459
Other comprehensive (loss) income, net of tax
Change in net unrealized gains on securities available for sale	(710)	(11)
Change in pension obligation	90	10,620
Total other comprehensive (loss) income	(620)	10,609
Total comprehensive income	$10,533	$19,068
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)
Three Months Ended December 31, 2012 and 2011
(In thousands)

	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at September 30, 2011	$3,323	$1,686,216	$(282,090)	$(79,084)	$461,836	$(16,277)	$1,773,924
Net income	—	—	—	—	8,459	—	8,459
Other comprehensive income, net of tax	—	—	—	—	—	10,609	10,609
ESOP shares allocated or committed to be released	—	(113)	—	1,083	—	—	970
Compensation costs for stock-based plans	—	1,998	—	—	—	—	1,998
Balance at December 31, 2011	$3,323	$1,688,101	$(282,090)	$(78,001)	$470,295	$(5,668)	$1,795,960
Balance at September 30, 2012	$3,323	$1,691,884	$(280,937)	$(74,751)	$473,247	$(5,916)	$1,806,850
Net income	—	—	—	—	11,153	—	11,153
Other comprehensive loss, net of tax	—	—	—	—	—	(620)	(620)
ESOP shares allocated or committed to be released	—	(137)	—	1,083	—	—	946
Compensation costs for stock-based plans	—	1,715	—	—	—	—	1,715
Treasury stock allocated to restricted stock plan	—	(222)	315	—	(93)	—	—
Balance at December 31, 2012	$3,323	$1,693,240	$(280,622)	$(73,668)	$484,307	$(6,536)	$1,820,044
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In thousands)

	For the Three Months Ended
	December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,153	$8,459
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	2,661	2,968
Depreciation and amortization	6,221	6,047
Provision for loan losses	18,000	15,000
Net gain on the sale of loans	(3,022)	—
Other net (gains) losses	(415)	415
Principal repayments on and proceeds from sales of loans held for sale	22,197	—
Loans originated for sale	(15,757)	—
Increase in bank owned life insurance contracts	(1,613)	(1,618)
Net decrease in interest receivable and other assets	7,998	4,811
Net increase in accrued expenses and other liabilities	44,751	55,006
Other	33	334
Net cash provided by operating activities	92,207	91,422
CASH FLOWS FROM INVESTING ACTIVITIES:
Loans originated	(511,600)	(821,282)
Principal repayments on loans	606,535	539,416
Proceeds from principal repayments and maturities of:
Securities available for sale	57,918	517
Securities held to maturity	—	55,523
Proceeds from sale of:
Loans	61,231	—
Real estate owned	6,519	4,661
Purchases of:
Securities available for sale	(90,305)	(9)
Securities held to maturity	—	(14,423)
Premises and equipment	(1,158)	(1,014)
Other	5	(11)
Net cash provided by (used in) investing activities	129,145	(236,622)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(176,924)	(57,397)
Net (decrease) increase in borrowers’ advances for insurance and taxes	(442)	3,218
Net increase in principal and interest owed on loans serviced	1,497	34,021
Net (decrease) increase in short term borrowed funds	(84,926)	124,633
Proceeds from long term borrowed funds	70,000	—
Repayment of long term borrowed funds	(5,265)	—
Net cash (used in) provided by financing activities	(196,060)	104,475
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	25,292	(40,725)
CASH AND CASH EQUIVALENTS—Beginning of period	308,262	294,846
CASH AND CASH EQUIVALENTS—End of period	$333,554	$254,121
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest on deposits	$31,673	$41,464
Cash paid for interest on borrowed funds	763	564
Cash paid for income taxes	6,600	4,500
SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to real estate owned	4,992	4,109
Transfer of loans from held for investment to held for sale	264,908	—
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands unless otherwise indicated)

1.	BASIS OF PRESENTATION
TFS Financial Corporation (the “Holding Company”), a federally chartered stock holding company, conducts its principal activities through its wholly owned subsidiaries. The principal line of business of the Holding Company and its subsidiaries (collectively, “TFS Financial” or the “Company”) is retail consumer banking, including mortgage lending, deposit gathering, and other insignificant financial services. On December 31, 2012, approximately 73% of the Holding Company’s outstanding shares were owned by a federally chartered mutual holding company, Third Federal Savings and Loan Association of Cleveland, MHC (“Third Federal Savings, MHC”). The thrift subsidiary of TFS Financial is Third Federal Savings and Loan Association of Cleveland (the “Association”).
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
The unaudited interim consolidated financial statements were prepared without an audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial condition of TFS Financial at December 31, 2012, and its results of operations and cash flows for the periods presented. In accordance with Regulation S-X for interim financial information, these statements do not include certain information and footnote disclosures required for complete audited financial statements. The Holding Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012 contains consolidated financial statements and related notes, which should be read in conjunction with the accompanying interim consolidated financial statements. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2013.

2.	EARNINGS PER SHARE
Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. For purposes of computing earnings per share amounts, outstanding shares include shares held by the public, shares held by the ESOP that have been allocated to participants or committed to be released for allocation to participants, the 227,119,132 shares held by Third Federal Savings, MHC, and, for purposes of computing dilutive earnings per share, stock options and restricted stock units with a dilutive impact. At December 31, 2012 and 2011, respectively, the ESOP held 7,366,775 and 7,800,115 shares that were neither allocated to participants nor committed to be released to participants.

The following is a summary of the Company's earnings per share calculations.

	For the Three Months Ended December 31,
	2012			2011
	Income	Shares	Per share amount	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$11,153			$8,459
Less: income allocated to restricted stock units	58			36
Basic earnings per share:
Income available to common shareholders	$11,095	301,576,327	$0.04	$8,423	301,044,732	$0.03
Diluted earnings per share:
Effect of dilutive potential common shares		668,414			371,520
Income available to common shareholders	$11,095	302,244,741	$0.04	$8,423	301,416,252	$0.03
Outstanding stock options and restricted stock units are excluded from the computation of diluted earnings per share when their inclusion would be anti-dilutive. The following is a summary of outstanding stock options and restricted stock units that are excluded from the computation of diluted earnings per share because their inclusion would be anti-dilutive.

	For the Three Months Ended December 31,
	2012	2011
Options to purchase shares	6,654,525	6,283,425
Restricted stock units	226,500	140,000

3.	INVESTMENT SECURITIES
Investments available for sale are summarized as follows:

	December 31, 2012
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. government and agency obligations	$2,000	$51	$—	$2,051
Freddie Mac certificates	916	61	—	977
Ginnie Mae certificates	15,147	600	—	15,747
Real estate mortgage investment conduits (REMICs)	415,643	2,113	(751)	417,005
Fannie Mae certificates	6,890	847	—	7,737
Money market accounts	7,363	—	—	7,363
Total	$447,959	$3,672	$(751)	$450,880

	September 30, 2012
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. government and agency obligations	$2,000	$56	$—	$2,056
Freddie Mac certificates	922	67	—	989
Ginnie Mae certificates	16,123	663	—	16,786
REMICs	383,545	2,772	(308)	386,009
Fannie Mae certificates	7,125	764	—	7,889
Money market accounts	7,701	—	—	7,701
Total	$417,416	$4,322	$(308)	$421,430

Gross unrealized losses on securities and the estimated fair value of the related securities, aggregated by investment category and length of time the individual securities have been in a continuous loss position, at December 31, 2012 and September 30, 2012, were as follows:

	December 31, 2012
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$168,251	$743	$4,103	$8	$172,354	$751
Total	$168,251	$743	$4,103	$8	$172,354	$751

	September 30, 2012
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$80,219	$291	$6,550	$17	$86,769	$308
Total	$80,219	$291	$6,550	$17	$86,769	$308

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES
Loans held for investment consist of the following:

	December 31, 2012	September 30, 2012
Real estate loans:
Residential non-Home Today	$7,649,508	$7,943,165
Residential Home Today	201,615	208,325
Home equity loans and lines of credit	2,078,406	2,155,496
Construction	61,670	69,152
Real estate loans	9,991,199	10,376,138
Consumer and other loans	4,173	4,612
Less:
Deferred loan fees—net	(18,128)	(18,561)
Loans-in-process (“LIP”)	(30,829)	(36,736)
Allowance for loan losses	(105,201)	(100,464)
Loans held for investment, net	$9,841,214	$10,224,989
At December 31, 2012 and September 30, 2012, respectively, $324,322 and $124,528 of long-term loans were classified as mortgage loans held for sale.
A large concentration of the Company’s lending is in Ohio and Florida. As of December 31, 2012 and September 30, 2012, the percentages of residential real estate loans held in Ohio were both 77%, and the percentages held in Florida were both 17%, respectively. As of both December 31, 2012 and September 30, 2012, home equity loans and lines of credit were concentrated in the states of Ohio (39% ), Florida (29% ) and California (12% ), respectively. The economic conditions and market for real estate in those states, including to a greater extent Florida, have impacted the ability of borrowers in those areas to repay their loans.
Home Today is an affordable housing program targeted to benefit low- and moderate-income home buyers. Through this program, prior to March 27, 2009, the Association provided loans to borrowers who would not otherwise qualify for the Association’s loan products, generally because of low credit scores. Although the credit profiles of borrowers in the Home Today program for loans originated prior to March 27, 2009 might be described as sub-prime, Home Today loans generally contain the same features as loans offered to our non-Home Today borrowers. Borrowers in the Home Today program must complete financial management education and counseling and must be referred to the Association by a sponsoring organization with which the Association has partnered as part of the program. Borrowers must also meet a minimum credit score threshold. Because prior to March 27, 2009 the Association applied less stringent underwriting and credit standards to Home Today loans, loans originated under the program prior to that date have greater credit risk than its traditional residential real estate mortgage loans. Effective March 27, 2009, the Home Today underwriting guidelines were changed to be substantially the same as the Association’s traditional first mortgage product. As of December 31, 2012 and September 30, 2012, the principal balance of Home Today loans originated prior to March 27, 2009 was $197,751 and $204,733, respectively. The Association does not offer, and has not offered, loan products frequently considered to be designed to target sub-prime borrowers containing features such as higher fees or higher rates, negative amortization, a loan-to-value ratio greater than 100%, or pay option adjustable-rate mortgages.
The recorded investment of loan receivables in non-accrual status is summarized in the following table. Balances are net of deferred fees.

	December 31, 2012	September 30, 2012
Real estate loans:
Residential non-Home Today	$101,933	$105,780
Residential Home Today	41,226	41,087
Home equity loans and lines of credit	36,096	35,316
Construction	356	377
Total real estate loans	179,611	182,560
Consumer and other loans	—	—
Total non-accrual loans	$179,611	$182,560
Loans are placed in non-accrual status when they are contractually 90 days or more past due. Loans modified in troubled debt restructurings that were in non-accrual status prior to the restructurings remain in non-accrual status for a minimum of 6 months after restructuring. Beginning with the quarter ended March 31, 2012, home equity loans and lines of credit where the customer has a severely delinquent first mortgage are placed in non-accrual status. Beginning in the quarter ended September 30, 2012, loans in Chapter 7 bankruptcy status where all borrowers have been discharged of their obligation are also placed in non-accrual status. At December 31, 2012 and September 30, 2012, the recorded investment in non accrual loans includes $47,427 and $47,742, respectively, in troubled debt restructurings which are current according to the terms of their agreement of which $30,375 and $30,631 are performing loans in Chapter 7 bankruptcy status where all borrowers have been discharged of their obligations. Additionally, at December 31, 2012 and September 30, 2012, the recorded investment in non-accrual status loans includes $7,063 and $8,807, respectively, of performing second lien loans subordinate to first mortgages delinquent greater than 90 days. Interest on loans in accrual status, including certain loans individually reviewed for impairment, is recognized in interest income as it accrues, on a daily basis. Accrued interest on loans in non-accrual status is reversed by a charge to interest income and income is subsequently recognized only to the extent cash payments are received. Cash payments on loans in non-accrual status are applied to the oldest scheduled, unpaid payment first. Cash payments on loans with a partial charge-off are applied fully to principal, then to recovery of the charged off amount prior to interest income being recognized. A non-accrual loan is generally returned to accrual status when contractual payments are less than 90 days past due. However, a loan may remain in non-accrual status when collectability is uncertain, such as a troubled debt restructuring that has not met minimum payment requirements, a loan with a partial charge-off, an equity loan or line of credit with a delinquent first mortgage greater than 90 days, or a loan in Chapter 7 bankruptcy status where all borrowers have been discharged of their obligation. The number of days past due is determined by the number of scheduled payments that remain unpaid, assuming a period of 30 days between each scheduled payment.

An age analysis of the recorded investment in loan receivables that are past due at December 31, 2012 and September 30, 2012 is summarized in the following tables. When a loan is more than one month past due on its scheduled payments, the loan is considered 30 days or more past due. Balances are net of deferred fees and any applicable loans-in-process.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
December 31, 2012
Real estate loans:
Residential non-Home Today	$10,529	$8,670	$72,406	$91,605	$7,535,068	$7,626,673
Residential Home Today	9,656	5,266	27,101	42,023	156,219	198,242
Home equity loans and lines of credit	6,697	3,849	16,661	27,207	2,059,796	2,087,003
Construction	—	—	356	356	29,968	30,324
Total real estate loans	26,882	17,785	116,524	161,191	9,781,051	9,942,242
Consumer and other loans	—	—	—	—	4,173	4,173
Total	$26,882	$17,785	$116,524	$161,191	$9,785,224	$9,946,415

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
September 30, 2012
Real estate loans:
Residential non-Home Today	$15,015	$10,661	$74,807	$100,483	$7,818,927	$7,919,410
Residential Home Today	10,874	4,736	27,517	43,127	161,743	204,870
Home equity loans and lines of credit	8,676	3,210	16,587	28,473	2,136,255	2,164,728
Construction	—	—	377	377	31,456	31,833
Total real estate loans	34,565	18,607	119,288	172,460	10,148,381	10,320,841
Consumer and other loans	—	—	—	—	4,612	4,612
Total	$34,565	$18,607	$119,288	$172,460	$10,152,993	$10,325,453
In an October 2011 directive, the OCC required all specific valuation allowances (“SVA”) on collateral-dependent loans (SVAs established when the recorded investment in an impaired loan exceeded the measured value of the collateral) maintained by savings institutions to be charged off by March 31, 2012. As permitted, the Company elected to early-adopt this methodology effective for the quarter ended December 31, 2011. As a result, reported loan charge-offs for the quarter ended December 31, 2011 included the charge-off of specific valuation allowances, which had a balance of $55,507 at September 30, 2011. The one-time SVA related charge-off did not impact the provision for loan losses for the quarter ended December 31, 2011; however, reported loan charge-offs during the three months ended December 31, 2011 increased and the allowance for loan losses decreased accordingly.

Activity in the allowance for loan losses is summarized as follows:

	For the Three Months Ended December 31, 2012
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential non-Home Today	$31,618	$5,777	$(4,635)	$331	$33,091
Residential Home Today	22,588	5,238	(3,534)	91	24,383
Home equity loans and lines of credit	45,508	7,259	(6,308)	787	47,246
Construction	750	(274)	(5)	10	481
Total real estate loans	100,464	18,000	(14,482)	1,219	105,201
Consumer and other loans	—	—	—	—	—
Total	$100,464	$18,000	$(14,482)	$1,219	$105,201

	For the Three Months Ended December 31, 2011
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential non-Home Today	$49,484	$7,178	$(27,538)	$103	$29,227
Residential Home Today	31,025	12,903	(23,888)	52	20,092
Home equity loans and lines of credit	74,071	(4,897)	(23,224)	485	46,435
Construction	2,398	(184)	(1,086)	1	1,129
Total real estate loans	156,978	15,000	(75,736)	641	96,883
Consumer and other loans	—	—	—	—	—
Total	$156,978	$15,000	$(75,736)	$641	$96,883
The recorded investment in loan receivables at December 31, 2012 and September 30, 2012 is summarized in the following table. The table provides details of the recorded balances according to the method of evaluation used for determining the allowance for loan losses, distinguishing between determinations made by evaluating individual loans and determinations made by evaluating groups of loans not individually evaluated. Balances of recorded investments are net of deferred fees and any applicable loans-in-process.

	December 31, 2012			September 30, 2012
	Individually	Collectively	Total	Individually	Collectively	Total
Real estate loans:
Residential non-Home Today	$161,067	$7,465,606	$7,626,673	$165,121	$7,754,289	$7,919,410
Residential Home Today	91,630	106,612	198,242	95,355	109,515	204,870
Home equity loans and lines of credit	38,295	2,048,708	2,087,003	37,016	2,127,712	2,164,728
Construction	1,184	29,140	30,324	1,378	30,455	31,833
Total real estate loans	292,176	9,650,066	9,942,242	298,870	10,021,971	10,320,841
Consumer and other loans	—	4,173	4,173	—	4,612	4,612
Total	$292,176	$9,654,239	$9,946,415	$298,870	$10,026,583	$10,325,453
An analysis of the allowance for loan losses at December 31, 2012 and September 30, 2012 is summarized in the following table. The analysis provides details of the allowance for loan losses according to the method of evaluation, distinguishing between allowances for loan losses determined by evaluating individual loans and allowances for loan losses determined by evaluating groups of loans not individually evaluated.

	December 31, 2012			September 30, 2012
	Individually	Collectively	Total	Individually	Collectively	Total
Real estate loans:
Residential non-Home Today	$7,048	$26,043	$33,091	$6,220	$25,398	$31,618
Residential Home Today	8,532	15,851	24,383	9,747	12,841	22,588
Home equity loans and lines of credit	2,941	44,305	47,246	3,928	41,580	45,508
Construction	37	444	481	41	709	750
Total real estate loans	18,558	86,643	105,201	19,936	80,528	100,464
Consumer and other loans	—	—	—	—	—	—
Total	$18,558	$86,643	$105,201	$19,936	$80,528	$100,464
At December 31, 2012, individually evaluated loans that required an allowance were comprised only of loans evaluated for impairment based on the present value of cash flows, such as performing troubled debt restructurings, performing second liens subordinate to first mortgages delinquent greater than 90 days and loans with a further deterioration in the fair value of collateral not yet identified as uncollectible. All other individually evaluated loans received a charge-off if applicable.

Because many variables are considered in determining the appropriate level of general valuation allowances, directional changes in individual considerations do not always align with the directional change in the balance of a particular component of the general valuation allowance. At December 31, 2012 and September 30, 2012, respectively, allowances on individually reviewed loans evaluated for impairment based on the present value of cash flows, such as performing troubled debt restructurings were $16,671 and $17,720; allowances on performing second liens subordinate to first mortgages delinquent greater than 90 days were $1,499 and $1,550; and allowances on loans with further deteriorations in the fair value of collateral not yet identified as uncollectible were $388 and $666.
Residential non-Home Today mortgage loans represent the largest portion of the residential real estate portfolio. The Company believes overall credit risk is low based on the nature, composition, collateral, products, lien position and performance of the portfolio. The portfolio does not include loan types or structures that have experienced severe performance problems at other financial institutions (e.g., sub-prime, no documentation or pay option adjustable rate mortgages).
As described earlier in this footnote, Home Today loans, particularly those originated prior to March 27, 2009, have greater credit risk than traditional residential real estate mortgage loans. At December 31, 2012 and September 30, 2012, respectively, approximately 53% and 54% of Home Today loans include private mortgage insurance coverage. The majority of the coverage on these loans was provided by PMI Mortgage Insurance Co. (“PMIC”), which the Arizona Department of Insurance seized in 2011 and indicated that all claims payments would be reduced by 50%. Appropriate adjustments have been made to all of the Association’s affected valuation allowances and charge-offs, and estimated loss severity factors were increased for loans evaluated collectively. The amount of loans in our owned portfolio covered by mortgage insurance provided by PMIC as of December 31, 2012 and September 30, 2012, respectively, was $283,033 and $303,621 of which $253,031 and $273,225 was current. The amount of loans in our owned portfolio covered by mortgage insurance provided by Mortgage Guaranty Insurance Corporation ("MGIC") as of December 31, 2012 and September 30, 2012, respectively, was $111,745 and $118,055 of which $109,580 and $116,132 was current. As of December 31, 2012, MGIC's long-term debt rating, as published by the major credit rating agencies, did not meet the requirements to qualify as "investment grade"; however, MGIC continues to make claims payments in accordance with its contractual obligations and the Association has not increased its estimated loss severity factors related to MGIC's claim paying ability. No other loans were covered by mortgage insurers that were deferring claim payments or which we assessed as being non-investment grade.
Home equity lines of credit represent a significant portion of the residential real estate portfolio. The state of the economy and low housing prices continue to have an adverse impact on this portfolio since the home equity lines generally are in a second lien position. Between June 28, 2010 and March 20, 2012, due to the deterioration in overall housing conditions including concerns for loans and lines in a second lien position, home equity lines of credit and home equity loans were not offered by the Association. Beginning March 20, 2012, the Association offers new home equity lines of credit to qualifying existing home equity customers, subject to certain property and credit performance conditions.
Construction loans generally have greater credit risk than traditional residential real estate mortgage loans. The repayment of these loans depends upon the sale of the property to third parties or the availability of permanent financing upon completion of all improvements. In the event we make a loan on property that is not yet approved for the planned development, there is the risk that approvals will not be granted or will be delayed. These events may adversely affect the borrower and the collateral value of the property. Construction loans also expose the Association to the risk that improvements will not be completed on time in accordance with specifications and projected costs. In addition, the ultimate sale or rental of the property may not occur as anticipated. Effective August 30, 2011, the Association made the strategic decision to exit the commercial construction loan business and ceased accepting new builder relationships. Builder commitments in place at that time, to provide additional financing were honored for a limited period, giving our customers the ability to secure new borrowing relationships.
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

The recorded investment and the unpaid principal balance of impaired loans, including those whose terms have been modified in troubled debt restructurings, as of December 31, 2012 and September 30, 2012 are summarized as follows. Balances of recorded investments are net of deferred fees.

	December 31, 2012			September 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Residential non-Home Today	$93,660	$122,930	$—	$96,227	$126,806	$—
Residential Home Today	36,334	69,033	—	36,578	68,390	—
Home equity loans and lines of credit	29,608	47,932	—	24,397	41,974	—
Construction	780	1,080	—	970	1,349	—
Consumer and other loans	—	—	—	—	—	—
Total	$160,382	$240,975	$—	$158,172	$238,519	$—
With an allowance recorded:
Residential non-Home Today	$67,407	$69,036	$7,048	$68,894	$70,577	$6,220
Residential Home Today	55,296	56,444	8,532	58,777	60,104	9,747
Home equity loans and lines of credit	8,687	9,294	2,941	12,619	13,554	3,928
Construction	404	404	37	408	408	41
Consumer and other loans	—	—	—	—	—	—
Total	$131,794	$135,178	$18,558	$140,698	$144,643	$19,936
Total impaired loans:
Residential non-Home Today	$161,067	$191,966	$7,048	$165,121	$197,383	$6,220
Residential Home Today	91,630	125,477	8,532	95,355	128,494	9,747
Home equity loans and lines of credit	38,295	57,226	2,941	37,016	55,528	3,928
Construction	1,184	1,484	37	1,378	1,757	41
Consumer and other loans	—	—	—	—	—	—
Total	$292,176	$376,153	$18,558	$298,870	$383,162	$19,936

At December 31, 2012 and September 30, 2012, respectively, the recorded investment in impaired loans includes $214,037 and $221,399 of loans modified in troubled debt restructurings of which $40,104 and $39,127 are 90 days or more past due.
For all classes of loans, a loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest according to the contractual terms of the loan agreement. Factors considered in determining that a loan is impaired may include the deteriorating financial condition of the borrower indicated by missed or delinquent payments, a pending legal action, such as bankruptcy or foreclosure, or the absence of adequate security for the loan. Impairment is measured based on the fair value of the collateral less costs to dispose when it is probable that the sole source of repayment for the loan is the underlying collateral. The fair value less estimated cost to dispose of the underlying property is compared to the recorded investment in the loan, net of anticipated mortgage insurance claims, to estimate a loss recorded as a charge-off in the allowance for credit losses. This applies to all mortgage loans and lines of credit. Equity loans, bridge loans, and loans modified in troubled debt restructurings are included in loans individually evaluated based on the fair value of the collateral at 90 or more days past due. Also, loans in Chapter 7 bankruptcy, where all borrowers' obligations related to the loan have been discharged, regardless of delinquency, are evaluated based on collateral. Collateral-based evaluations on all other loans are performed at 180 more days past due. An individual impairment evaluation may be performed on a loan in any portfolio prior to the guidelines established when it becomes evident that a loss is probable. A loan in any portfolio that is identified for individual evaluation based on a failure to make timely payments will continue to be reported as impaired until it is less than 30 days past due and does not have a prior charge-off. A loan in any portfolio that has a partial charge-off consequent to impairment evaluation will continue to be individually evaluated for impairment until, at a minimum, the impairment has been recovered.
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
Loans modified in troubled debt restructurings that are not evaluated based on collateral are separately evaluated for impairment on a loan by loan basis at the time of restructuring and at each subsequent reporting date for as long as they are reported as troubled debt restructurings. The impairment evaluation is based on the present value of expected future cash flows discounted at the effective interest rate of the original loan. Expected future cash flows include a discount factor representing a potential for default. Valuation allowances are recorded for the excess of the recorded investments over the result of the cash flow analysis. Loans in Chapter 7 bankruptcy and less than 30 days past due, where at least one borrower has not had the debt discharged, are evaluated based on the expected future cash flows. Consumer loans are not considered for restructuring. A loan modified in a troubled debt restructuring is classified as an impaired loan for a minimum of one year. After one year, a loan is no longer included in the balance of impaired loans if the loan was modified to yield a market rate for loans of similar credit risk at the time of restructuring and the loan is not impaired based on the terms of restructuring agreement. No troubled debt restructurings were reclassified from impaired loans during the quarter ended December 31, 2012.

The average recorded investment in impaired loans and the amount of interest income recognized during the period that the loans were impaired are summarized below.

	For the Three Months Ended December 31,
	2012		2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential non-Home Today	$94,944	$399	$54,855	$221
Residential Home Today	36,456	68	25,677	265
Home equity loans and lines of credit	27,003	182	16,779	54
Construction	875	4	824	12
Consumer and other loans	—	—	—	—
Total	$159,278	$653	$98,135	$552
With an allowance recorded:
Residential non-Home Today	$68,151	$842	$93,117	$721
Residential Home Today	57,037	642	96,572	619
Home equity loans and lines of credit	10,653	74	15,400	39
Construction	406	4	3,322	20
Consumer and other loans	—	—	—	—
Total	$136,247	$1,562	$208,411	$1,399
Total impaired loans:
Residential non-Home Today	$163,095	$1,241	$147,972	$942
Residential Home Today	93,493	710	122,249	884
Home equity loans and lines of credit	37,656	256	32,179	93
Construction	1,281	8	4,146	32
Consumer and other loans	—	—	—	—
Total	$295,525	$2,215	$306,546	$1,951
The amounts of interest income on impaired loans recognized using a cash-basis method was $599 for the quarter ended December 31, 2012, and $566 for the quarter ended December 31, 2011.

The recorded investment in total troubled debt restructurings as of December 31, 2012 and September 30, 2012 is shown in the tables below.

December 31, 2012	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Modifications	Bankruptcy	Total
Residential non-Home Today	$20,423	$2,500	$14,632	$19,602	$15,701	$41,917	$114,775
Residential Home Today	19,833	358	11,912	23,386	18,011	5,631	79,131
Home equity loans and lines of credit	88	733	855	181	485	17,084	19,426
Construction	—	607	—	—	—	98	705
Total	$40,344	$4,198	$27,399	$43,169	$34,197	$64,730	$214,037

September 30, 2012	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Modifications	Bankruptcy	Total
Residential non-Home Today	$22,039	$2,802	$17,106	$20,787	$9,438	$45,861	$118,033
Residential Home Today	21,977	360	13,991	27,058	11,960	6,548	81,894
Home equity loans and lines of credit	105	646	960	257	384	18,334	20,686
Construction	—	634	—	—	—	152	786
Total	$44,121	$4,442	$32,057	$48,102	$21,782	$70,895	$221,399
For all loans modified during the quarter ended December 31, 2012 and December 31, 2011(set forth in the table below), the pre-modification outstanding recorded investment was not materially different from the post-modification outstanding recorded investment.

The following table sets forth the recorded investment in troubled debt restructured loans modified during the period, by the types of concessions granted. Reported values for the prior year have not been adjusted for Chapter 7 bankruptcies that were reclassified as troubled debt restructurings per the OCC interpretive guidance issued in July 2012.

	For the Three Months Ended December 31, 2012
	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Modifications	Bankruptcy	Total
Residential non-Home Today	$1,594	$—	$—	$1,291	$1,414	3,414	$7,713
Residential Home Today	152	—	—	351	3,326	774	4,603
Home equity loans and lines of credit	14	100	—	—	—	1,116	1,230
Total	$1,760	$100	$—	$1,642	$4,740	$5,304	$13,546

	For the Three Months Ended December 31, 2011
	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Modifications	Total
Residential non-Home Today	$2,936	$—	$1,247	$2,735	$1,256	$8,174
Residential Home Today	1,174	—	1,203	923	1,806	5,106
Home equity loans and lines of credit	—	—	—	—	155	155
Total	$4,110	$—	$2,450	$3,658	$3,217	$13,435
Troubled debt restructured loans may be modified more than once. Among other requirements, a re-modification may be available for a borrower upon the expiration of temporary modification terms if the borrower cannot return to regular loan payments. If the borrower is experiencing an income curtailment that temporarily has reduced his/her capacity to repay, such as loss of employment, reduction of hours, non-paid leave or short term disability, a temporary modification is considered. If the borrower lacks the capacity to repay the loan at the current terms due to a permanent condition, a permanent modification is considered. In evaluating the need for a re-modification, the borrower’s ability to repay is generally assessed utilizing a debt to income and cash flow analysis. As the economy remains sluggish and high unemployment persists, the need for re-

modifications continues to linger. Beginning with the quarter ended December 31, 2012, loans discharged in Chapter 7 bankruptcy are classified as multiple modifications if the loan's original terms had also been modified by the Association.
The following table provides information on troubled debt restructured loans modified within the previous 12 months that defaulted, or were at least 30 days past due on one scheduled payment, during the period presented. Reported values for the quarter ended December 31, 2012 include loans in Chapter 7 bankruptcy status, where at least one borrower has been discharged of their obligation, that were not in Chapter 7 bankruptcy status at December 31, 2011. Prior year activity has not been adjusted for Chapter 7 bankruptcies.

	For the Three Months Ended December 31, 2012
Troubled Debt Restructurings That Subsequently Defaulted	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Residential non-Home Today	72	$8,595
Residential Home Today	32	1,526
Home equity loans and lines of credit	35	1,739
Construction	2	$98
Total	141	$11,958

	For the Three Months Ended December 31, 2011
Troubled Debt Restructurings That Subsequently Defaulted	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Residential non-Home Today	13	$1,312
Residential Home Today	59	4,176
Home equity loans and lines of credit	1	22
Total	73	$5,510
The following tables provide information about the credit quality of residential loan receivables by an internally assigned grade. Balances are net of deferred fees and any applicable LIP.

	Pass	Special Mention	Substandard	Loss	Total
December 31, 2012
Real Estate Loans:
Residential non-Home Today	$7,520,494	$—	$106,179	$—	$7,626,673
Residential Home Today	156,442	—	41,800	—	198,242
Home equity loans and lines of credit	2,038,586	8,834	39,583	—	2,087,003
Construction	29,543	—	781	—	30,324
Total	$9,745,065	$8,834	$188,343	$—	$9,942,242

	Pass	Special Mention	Substandard	Loss	Total
September 30, 2012
Real Estate Loans:
Residential non-Home Today	$7,812,028	$—	$107,382	$—	$7,919,410
Residential Home Today	163,332	—	41,538	—	204,870
Home equity loans and lines of credit	2,118,926	9,868	35,934	—	2,164,728
Construction	30,850	—	983	—	31,833
Total	$10,125,136	$9,868	$185,837	$—	$10,320,841
Residential loans are internally assigned a grade that complies with the guidelines outlined in the OCC’s Handbook for Rating Credit Risk. Pass loans are assets well protected by the current paying capacity of the borrower. Special Mention loans have a potential weakness that the Association feels deserve management’s attention and may result in further deterioration in their repayment prospects and/or the Association’s credit position. Substandard loans are inadequately protected by the current payment capacity of the borrower or the collateral pledged with a defined weakness that jeopardizes the liquidation of the debt. Also included in Substandard are performing home equity loans and lines of credit where the customer has a severely delinquent subordinate first mortgage and loans in Chapter 7 bankruptcy status where all borrowers have had their obligations discharged, and have not reaffirmed the debt. Loss loans are considered uncollectible and are charged off when identified.
At December 31, 2012 and September 30, 2012, respectively, the recorded investment of impaired loans includes $124,312 and $133,508 of troubled debt restructurings that are individually evaluated for impairment, but have adequately performed under the terms of the restructuring and are classified as pass loans. At December 31, 2012 and September 30, 2012, respectively, there were $20,513 and $20,475 of loans classified substandard and $8,800 and $9,868 of loans designated special mention that are not included in the recorded investment of impaired loans; rather, they are included in loans collectively evaluated for impairment.
The following table provides information about the credit quality of consumer loan receivables by payment activity.

	December 31, 2012	September 30, 2012
Performing	$4,173	$4,612
Nonperforming	—	—
Total	$4,173	$4,612
Consumer loans are internally assigned a grade of nonperforming when they become 90 days or more past due.

5.	DEPOSITS
Deposit account balances are summarized as follows:

	December 31, 2012	September 30, 2012
Negotiable order of withdrawal accounts	$1,042,386	$1,006,125
Savings accounts	1,809,011	1,777,295
Certificates of deposit	5,952,955	6,197,319
	8,804,352	8,980,739
Accrued interest	143	680
Total deposits	$8,804,495	$8,981,419

6.	INCOME TAXES
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and city jurisdictions. With few exceptions, the Company is no longer subject to federal tax examinations for tax years prior to 2011 and state tax examinations for tax years prior to 2009. The State of Ohio Department of Taxation is currently conducting an audit of the Association's Ohio Franchise Tax Returns for fiscal years ended September 30, 2009, 2010 and 2011.
The Company recognizes interest and penalties on income tax assessments or income tax refunds, where applicable, in the financial statements as a component of its provision for income taxes.

7.	DEFINED BENEFIT PLAN
The Third Federal Savings Retirement Plan (the “Plan”) is a defined benefit pension plan. Effective December 31, 2002, the Plan was amended to limit participation to employees who met the Plan’s eligibility requirements on that date. Effective December 31, 2011, the Plan was amended to freeze future benefit accruals for participants in the Plan. After December 31, 2011, employees not participating in the Plan, upon meeting the applicable eligibility requirements, and those eligible participants who no longer receive service credits under the Plan, participate in a separate tier of the Company’s defined contribution 401(k) Savings Plan. Benefits under the Plan are based on years of service and the employee’s average annual compensation (as defined in the Plan) through December 31, 2011. The funding policy of the Plan is consistent with the funding requirements of U.S. federal and other governmental laws and regulations.

The components of net periodic benefit cost (income) recognized in the statements of income are as follows:

	Three Months Ended
	December 31,
	2012	2011
Service cost	$—	$1,005
Interest cost	734	917
Expected return on plan assets	(1,029)	(892)
Amortization of net loss	139	400
Amortization of prior service cost	—	(15)
Recognized net gain due to curtailment	—	(267)
Net periodic benefit cost	$(156)	$1,148
There were no minimum employer contributions paid during the three months ended December 31, 2012. No minimum employer contributions are expected during the remainder of the fiscal year.

8.	EQUITY INCENTIVE PLAN
On December 28, 2012, 583,500 options to purchase our common stock and 116,500 restricted stock units were granted to certain officers and employees of the Company. The awards were made pursuant to the shareholder-approved 2008 Equity Incentive Plan.
During the quarter ended December 31, 2012 and 2011, the Company recorded $1,715 and $1,998, respectively, of stock-based compensation expense, comprised of stock option expense of $847 and $1,012, respectively, and restricted stock units expense of $868 and $986, respectively.
At December 31, 2012, 6,766,425 shares were subject to options, with a weighted average exercise price of $11.12 per share and a weighted average grant date fair value of $2.92 per share. Expected future expense related to the 4,381,170 non-vested options outstanding as of December 31, 2012 is $7,181 over a weighted average of 2.3 years. At December 31, 2012, 1,372,198 restricted stock units, with a weighted average grant date fair value of $10.62 per unit, are unvested. Expected future compensation expense relating to the 1,670,281 restricted stock units outstanding as of December 31, 2012 is $8,607 over a weighted average period of 2.7 years. Each unit is equivalent to one share of common stock.

9.	COMMITMENTS AND CONTINGENT LIABILITIES
In the normal course of business, the Company enters into commitments with off-balance sheet risk to meet the financing needs of its customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to originate loans generally have fixed expiration dates of 60 to 360 days or other termination clauses and may require payment of a fee. Unfunded commitments related to home equity lines of credit generally expire 10 years following the date that the line of credit was established, subject to various conditions, which include compliance with payment obligations, adequacy of collateral securing the line and maintenance of a satisfactory credit profile by the borrower. Since some of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
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
At December 31, 2012, the Company had commitments to originate loans as follows:

Fixed-rate mortgage loans	$123,775
Adjustable-rate mortgage loans	171,544
Equity and bridge loans	4,737
Total	$300,056

At December 31, 2012, the Company had unfunded commitments outstanding as follows:

Home equity lines of credit (excluding commitments for suspended accounts)	$1,280,327
Construction loans	30,829
Private equity investments	13,813
Total	$1,324,969
At December 31, 2012, the unfunded commitment on home equity lines of credit, including commitments for accounts suspended as a result of material default or a decline in equity, is $1,495,790.
The Company assumes a portion of the mortgage guaranty insurance on an excess of loss basis for the mortgage guaranty risks of certain mortgage loans in its own portfolio, including Home Today loans and loans in its servicing portfolio, through reinsurance contracts with two primary mortgage insurance companies. Under these contracts, the Company absorbs mortgage insurance losses in a range of 5% to 12% in excess of the initial 5% loss layer of a given pool of loans, in exchange for a portion of the pool’s mortgage insurance premiums. The first 5% layer of loss must be exceeded before the Company assumes any liability. At December 31, 2012, the maximum losses under the reinsurance contracts were limited to $14,067. The Company has paid $4,537 of losses under these reinsurance contracts and has provided a liability for the remaining estimated losses totaling $2,621 as of December 31, 2012. When evaluating whether or not the reserves provide a reasonable provision for unpaid loss and loss adjustment expenses, it is necessary to project future loss and loss adjustment expense emergence and payments for loan delinquencies occurring through the balance sheet date. The actual future loss and loss adjustment expense may not develop as actuarially projected. They may in fact vary materially from the projections as mortgage insurance results are influenced by a number of factors such as unemployment, housing market conditions and loan repayment rates. Management believes it has made adequate provision for estimated losses. Based upon notice from the Company’s two primary mortgage insurance companies, no new contracts have been added to the Company’s risk exposure since December 31, 2008. The Company’s insurance partners have retained all new mortgage insurance premiums and all new risk after that date.
The following table summarizes the activity in the liability for unpaid losses and loss adjustment expenses:

	Three Months Ended
	December 31,
	2012	2011
Balance, beginning of period	$3,351	$4,023
Incurred (decrease) increase	(251)	171
Paid claims	(479)	(215)
Balance, end of period	$2,621	$3,979
At December 31, 2012 and 2011, the Company had no commitments to securitize and sell mortgage loans.
Management expects that the above commitments will be funded through normal operations.

10.	FAIR VALUE
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
As permitted under the fair value guidance in U.S. GAAP, the Company elects to measure at fair value mortgage loans classified as held for sale that are subject to pending agency contracts to securitize and sell loans. This election is expected to reduce volatility in earnings related to timing issues on these contracts. At December 31, 2012 and September 30, 2012, respectively, there were $0 and $3,017 loans held for sale, with unpaid principal balances of $0 and $2,830, subject to pending agency contracts for which the fair value option was elected. For the three months ending December 31, 2012 and 2011, respectively, net gain (loss) on the sale of loans includes $(210) and $0, related to changes during the period in the fair value of loans held for sale subject to pending agency contracts.
Presented below is a discussion of the methods and significant assumptions used by the Company to estimate fair value.
Investment Securities Available for Sale – Investment securities available for sale are recorded at fair value on a recurring basis. At December 31, 2012 and September 30, 2012, respectively, this includes $443,517 and $413,729 of investments in U.S. government and agency obligations including U.S. Treasury notes and sequentially structured, highly liquid collateralized mortgage obligations (“CMOs”) issued by Fannie Mae, Freddie Mac, and Ginnie Mae and $7,363 and $7,701 of secured institutional money market deposits insured by the FDIC up to the current coverage limits, with any excess collateralized by the holding institution. Both are measured using the market approach. The fair values of treasury notes and CMOs represent unadjusted price estimates obtained from third party independent nationally recognized pricing services using pricing models or quoted prices of securities with similar characteristics and are included in Level 2 of the hierarchy. At the time of initial measurement and, subsequently, when changes in methodologies occur, management obtains and reviews documentation of pricing methodologies used by third party pricing services to verify that prices are determined in accordance with fair value guidance in U.S. GAAP and to ensure that assets are properly classified in the fair value hierarchy. Additionally, third party pricing is reviewed on a monthly basis for reasonableness based on the market knowledge and experience of company personnel that interact daily with the markets for these types of securities. The carrying amount of the money market deposit accounts is considered a reasonable estimate of their fair value because they are cash deposits in interest bearing accounts valued at par. These accounts are included in Level 1 of the hierarchy.
Mortgage Loans Held for Sale – The fair value of mortgage loans held for sale is estimated using a market approach based on quoted secondary market pricing for loan portfolios with similar characteristics. Loans held for sale are carried at the lower of cost or fair value except, as described above, the Company elects the fair value measurement option for mortgage loans held for sale subject to pending agency contracts to securitize and sell loans. Loans held for sale are included in Level 2 of the hierarchy. At December 31, 2012 and September 30, 2012 there were $0 and $3,017, respectively, of loans held for sale measured at fair value and $324,322 and $121,511, respectively, of loans held for sale carried at cost.
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
To calculate impairment of collateral-dependent loans, the fair market values of the collateral are generally reduced by a calculated cost to sell derived from historical experience and recent market conditions to reflect average net proceeds. A valuation allowance is recorded by a charge to income for any indicated impairment loss. When no impairment loss is indicated, the carrying amount is considered to approximate the fair value of that loan to the Company because contractually that is the maximum recovery the Company can expect. Loans individually evaluated for impairment based on the fair value of the collateral are included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis.
Loans held for investment that have been restructured in troubled debt restructurings and are performing according to the modified terms of the loan agreement are individually evaluated for impairment using the present value of expected future cash flows based on the loan’s original effective interest rate, which is not a fair value measurement. At December 31, 2012 and

September 30, 2012, respectively, this included $129,573 and $137,468 in recorded investment of troubled debt restructurings with related allowances for loss of $16,671 and $17,602.
Real Estate Owned – Real estate owned includes real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of acquisition cost basis or fair value less estimated costs to sell. Fair value is estimated under the market approach using independent third party appraisals. As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions. At December 31, 2012 and September 30, 2012, these adjustments were not significant to reported fair values. At December 31, 2012 and September 30, 2012, respectively, there was $14,812 and $16,131 of real estate owned included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis where the acquisition costs exceeded the fair values less estimated costs to sell these properties. Real estate owned, as reported in the Consolidated Statements of Condition, includes estimated costs to sell of $1,358 and $1,383 related to properties measured at fair value and $5,151 and $4,899 of properties carried at their original or adjusted cost basis at December 31, 2012 and September 30, 2012, respectively.
Derivatives – Derivative instruments include interest rate locks on commitments to originate loans for the held for sale portfolio and forward commitments on contracts to deliver mortgage loans. Derivatives are reported at fair value in other assets or other liabilities on the Consolidated Statement of Condition with changes in value recorded in current earnings. Fair value is estimated using a market approach based on quoted secondary market pricing for loan portfolios with characteristics similar to loans underlying the derivative contracts. The fair value of interest rate lock commitments is adjusted by a closure rate based on the estimated percentage of commitments that will result in closed loans. A significant change in the closure rate may result in a significant change in the ending fair value measurement of these derivatives relative to their total fair value. Because the closure rate is a significantly unobservable assumption, interest rate lock commitments are included in Level 3 of the hierarchy. Forward commitments on contracts to deliver mortgage loans are included in Level 2 of the hierarchy.
Assets and liabilities carried at fair value on a recurring basis in the Consolidated Statements of Condition at December 31, 2012 and September 30, 2012 are summarized below. There were no liabilities carried at fair value on a recurring basis at December 31, 2102.

		Recurring Fair Value Measurements at Reporting Date Using
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available for sale:
U.S. government and agency obligations	$2,051	$—	$2,051	$—
Freddie Mac certificates	977	—	977	—
Ginnie Mae certificates	15,747	—	15,747	—
REMICs	417,005	—	417,005	—
Fannie Mae certificates	7,737	—	7,737	—
Money market accounts	7,363	7,363	—	—
Derivatives:
Interest rate lock commitments	342	—	—	342
Total	$451,222	$7,363	$443,517	$342

		Recurring Fair Value Measurements at Reporting Date Using
	September 30, 2012	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available for sale:
U.S. government and agency obligations	$2,056	$—	$2,056	$—
Freddie Mac certificates	989	—	989	—
Ginnie Mae certificates	16,786	—	16,786	—
REMICs	386,009	—	386,009	—
Fannie Mae certificates	7,889	—	7,889	—
Money market accounts	7,701	7,701	—	—
Mortgage loans held for sale	3,017	—	3,017	—
Derivatives:
Interest rate lock commitments	404	—	—	404
Total	$424,851	$7,701	$416,746	$404

Liabilities
Derivatives:
Forward commitments for the sale of mortgage loans	$243	$—	$243	$—
Total	$243	$—	$243	$—
The table below presents a reconciliation of the beginning and ending balances of interest rate lock commitments which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Three Months Ended December 31,
	2012	2011
Beginning balance	$404	$—
Total (losses) for the period:
Included in earnings	(62)	—
Ending balance	$342	$—
Change in unrealized gains for the period included in earnings for assets held at end of the reporting date	$342	$—
The table below summarizes the classification of gains and losses recorded in earnings due to changes in fair value for interest rate lock commitments which are measured at fair value on a recurring basis using significant unobservable inputs.

	Three Months Ended December 31,
	2012	2011
Classification of (losses) in earnings:
Other income	$(62)	$—
Total (losses)	$(62)	$—

Summarized in the tables below are those assets measured at fair value on a nonrecurring basis. This includes loans held for investment that are individually evaluated for impairment excluding performing troubled debt restructurings valued using the present value of cash flow method, and properties included in real estate owned that are carried at fair value less estimated costs to sell at the reporting date.

		Nonrecurring Fair Value Measurements at Reporting Date Using
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Impaired loans, net of allowance	$160,716	$—	$—	$160,716
Real estate owned[1]	14,812	—	—	14,812
Total	$175,528	$—	$—	$175,528

[1]	Amounts represent fair value measurements of properties before deducting estimated costs to sell.

		Nonrecurring Fair Value Measurements at Reporting Date Using
	September 30, 2012	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Impaired loans, net of allowance	$159,069	$—	$—	$159,069
Real estate owned[1]	16,131	—	—	16,131
Total	$175,200	$—	$—	$175,200

[1]	Amounts represent fair value measurements of properties before deducting estimated costs to sell.
The following provides quantitative information about significant unobservable inputs categorized within Level 3 of the Fair Value Hierarchy.

	Fair Value						Weighted
	12/31/2012	Valuation Technique(s)	Unobservable Input	Range			Average
Impaired loans, net of allowance	$160,716	Market comparables of collateral discounted to estimated net proceeds	Discount appraised value to estimated net proceeds based on historical experience:
			• Residential Properties	0	-	24%	9.5%

Interest rate lock commitments	$342	Quoted Secondary Market pricing	Closure rate	0	-	100%	48.6%

	Fair Value						Weighted
	9/30/2012	Valuation Technique(s)	Unobservable Input	Range			Average
Impaired loans, net of allowance	$159,069	Market comparables of collateral discounted to estimated net proceeds	Discount appraised value to estimated net proceeds based on historical experience:
			• Residential Properties	0	-	24%	10.5%

Interest rate lock commitments	$404	Quoted Secondary Market pricing	Closure rate	0	-	100%	56.0%

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

	December 31, 2012
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and due from banks	$46,795	$46,795	$46,795	$—	$—
Other interest bearing cash equivalents	286,759	286,759	286,759	—	—
Investment securities:
Available for sale	450,880	450,880	7,363	443,517	—
Mortgage loans held for sale	324,322	330,666	—	330,666
Loans, net:
Mortgage loans held for investment	9,837,041	10,177,551	—	—	10,177,551
Other loans	4,173	4,448	—	—	4,448
Federal Home Loan Bank stock	35,620	35,620	N/A	—	—
Private equity investments	911	911	—	—	911
Accrued interest receivable	33,360	33,360	—	33,360	—
Derivatives	342	342	—	—	342
Liabilities:
NOW and passbook accounts	$2,851,397	$2,851,397	$—	$2,851,397	$—
Certificates of deposit	5,953,098	6,096,089	—	6,096,089	—
Borrowed funds	468,000	470,465	—	470,465	—
Borrowers’ advances for taxes and insurance	67,422	67,422	—	67,422	—
Principal, interest and escrow owed on loans serviced	129,036	129,036	—	129,036	—

	September 30, 2012
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and due from banks	$38,914	$38,914	$38,914	$—	$—
Other interest bearing cash equivalents	269,348	269,348	269,348	—	—
Investment securities:
Available for sale	421,430	421,430	7,701	413,729	—
Mortgage loans held for sale	124,528	129,358	—	129,358
Loans, net:
Mortgage loans held for investment	10,220,377	10,630,220	—	—	10,630,220
Other loans	4,612	4,957	—	—	4,957
Federal Home Loan Bank stock	35,620	35,620	N/A	—	—
Private equity investments	944	944	—	—	944
Accrued interest receivable	34,887	34,887	—	34,887	—
Derivatives	404	404	—	—	404
Liabilities:
NOW and passbook accounts	$2,783,420	$2,783,420	$—	$2,783,420	$—
Certificates of deposit	6,197,999	6,353,376	—	6,353,376	—
Borrowed funds	488,191	490,880	—	490,880	—
Borrowers’ advances for taxes and insurance	67,864	67,864	—	67,864	—
Principal, interest and escrow owed on loans serviced	127,539	127,539	—	127,539	—
Derivatives	243	243	—	243	—
Presented below is a discussion of the valuation techniques and inputs used by the Company to estimate fair value.

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
Mortgage Loans Held for Sale— Fair value of mortgage loans held for sale is based on quoted secondary market pricing for loan portfolios with similar characteristics.
Loans— For mortgage loans held for investment and other loans, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining term. The use of current rates to discount cash flows reflects current market expectations with respect to credit exposure. Impaired loans are measured at the lower of cost or fair value as described earlier in this footnote.
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
Derivatives— Fair value is estimated based on the valuation techniques and inputs described earlier in this footnote.

11.	DERIVATIVE INSTRUMENTS
The Company enters into forward commitments for the sale of mortgage loans principally to protect against the risk of adverse interest rate movements on net income. The Company recognizes the fair value of such contracts when the characteristics of those contracts meet the definition of a derivative. These derivatives are not designated in a hedging relationship; therefore, gains and losses are recognized immediately in the statement of income. In addition, the Company enters into commitments to originate loans, which when funded, are classified as held for sale. Such commitments meet the definition of a derivative and are not designated in a hedging relationship; therefore, gains and losses are recognized immediately in the statement of income. The Company had no derivatives designated as hedging instruments under Accounting Standards Codification (“ASC”) 815, “Derivatives and Hedging,” at December 31, 2012 or September 30, 2012.
The following table provides the locations within the Consolidated Statements of Condition and the fair values for derivatives not designated as hedging instruments.

	Asset Derivatives
	December 31, 2012		September 30, 2012
	Location	Fair Value	Location	Fair Value
Interest rate lock commitments	Other Assets	$342	Other Assets	$404

	Liability Derivatives
	December 31, 2012		September 30, 2012
	Location	Fair Value	Location	Fair Value
Forward commitments for the sale of mortgage loans	Other Liabilities	$—	Other Liabilities	$243
The following table summarizes the effect on the Consolidated Statements of Income of derivative instruments not designated as hedging instruments.

		Amount of Gain or (Loss) Recognized in Income on Derivatives
		Three Months Ended
	Location of Gain or (Loss)	December 31,
	Recognized in Income	2012	2011
Interest rate lock commitments	Other income	$(62)	$—
Forward commitments for the sale of mortgage loans	Net gain (loss) on the sale of loans	243	—
Total		$181	$—

12.	RECENT ACCOUNTING PRONOUNCEMENTS
Pending
In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, "Comprehensive Income (Topic 220), Reporting of Amounts Out of Accumulated Other Comprehensive Income" which supersedes ASU 2011-12, “Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update

No. 2011-05” and the presentation requirements for reclassifications out of accumulated other comprehensive income ("OCI") in ASU 2011-05 (described below). ASU 2013-02 requires entities to present separately significant amounts reclassified out of each component of OCI, either on the face of the statement where net income is presented or in the notes, if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other significant amounts, entities shall provide cross-references to the notes where additional details about the effect of the reclassifications are disclosed. The amendments are effective prospectively for reporting periods beginning after December 15, 2012, with early adoption permitted. The only impact of these amendments on the Company’s consolidated financial statements will be a change in the presentation of OCI.

Adopted in the quarter ended December 31, 2012
FASB ASU 2011-05, “Presentation of Comprehensive Income” eliminates the option to present OCI in the statement of shareholders' equity and provides an entity the option to present the total of comprehensive income, the components of net income, and the components of OCI either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of OCI along with a total for OCI, and a total amount for comprehensive income. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s). The amendments in this update will be applied retrospectively for all periods presented and are effective for the Company for the interim and annual periods beginning October 1, 2012, with early adoption permitted. The only impact of these amendments on the Company's consolidated financial statements will be a change in the presentation of OCI. Beginning with the reporting for the quarter ended December 31, 2012, the total of comprehensive income is presented in two separate but consecutive statements.
FASB ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment” was issued in September 2011 to reduce the cost and complexity of performing the first step of the two-step goodwill impairment test. This amendment permits an entity to first assess qualitative factors to determine whether the existence of events or circumstances leads to a more likely than not (more than 50%) outcome that the fair value of the reporting unit is less than its carrying amount. The performance of the two-step impairment test becomes unnecessary if, after assessing the totality of events and circumstances, the entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount. The amendment is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. The October 1, 2012 adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
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

•	our ability to enter new markets successfully and take advantage of growth opportunities, and the possible short-term dilutive effect of potential acquisitions or de novo branches, if any;

•	changes in consumer spending, borrowing and savings habits;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board and the Public Company Accounting Oversight Board;

•	future adverse developments concerning Fannie Mae or Freddie Mac;

•	changes in monetary and fiscal policy of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board and changes in the level of government support of housing finance;

•	changes in policy and/or assessment rates of taxing authorities that adversely affect us;

•	changes in expense trends (including, but not limited to trends affecting non-performing assets, charge-offs and provisions for loan losses);

•	the impact of the current governmental effort to restructure the U.S. financial and regulatory system;

•	inability of third-party providers to perform their obligations to us;

•	adverse changes and volatility in real estate markets;

•	a slowing or failure of the moderate economic recovery;

•	the extensive reforms enacted in the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), which will continue to impact us;

•
the adoption of implementing regulations by a number of different regulatory bodies under the Dodd-Frank Act, and uncertainty in the exact nature, extent and timing of such regulations and the impact they will have on us;

•	the continuing impact of our coming under the jurisdiction of new federal regulators;

•	changes in our organization, or compensation and benefit plans;

•	the strength or weakness of the real estate markets and of the consumer and commercial credit sectors and its impact on the credit quality of our loans and other assets;

•	the ability of the U.S. Federal government to manage federal debt limits; and

•	the uncertainty regarding the timing and final substance of any capital or liquidity standards, including final Basel III requirements and their implementation.
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
Controlling Our Interest Rate Risk Exposure. Although housing and credit quality issues continue to have a negative effect on our operating results and, as described below, are certainly a matter of significant concern for us, historically our greatest risk has been interest rate risk exposure. When we hold long-term, fixed-rate assets, funded by liabilities with shorter re-pricing characteristics, we are exposed to potentially adverse impact from rising interest rates. Generally, and particularly over extended periods of time that encompass full economic cycles, interest rates associated with longer term assets, like fixed rate mortgages, have been higher than interest rates associated with shorter term funding sources, like deposits. This difference has been an important component of our net interest income and is fundamental to our operations. We manage the risk of holding long-term, fixed-rate mortgage assets primarily by moderating the attractiveness of our loan offerings, thereby controlling the level of additions (new originations) to our portfolio, and, prior to September 30, 2010, by periodically selling long-term, fixed-rate mortgage loans in the secondary market to reduce the amount of those assets held in our portfolio. The total balance of loans sold subsequent to June 30, 2010 has been nominal in relation to the total balance of our owned fixed-rate portfolio. During the three months ended December 31, 2012 we sold $77.2 million of long-term, fixed-rate first mortgage loans. During the three months ended December 31, 2011, no loans were sold. As described in the following paragraphs, the low volume of loan sales since June 30, 2010 reflects the impact of changes by Fannie Mae related to requirements for loans that it accepts and a reduced level of fixed-rate loan originations.
Effective July 1, 2010, Fannie Mae, historically the Association’s primary loan investor, implemented certain loan origination requirement changes affecting loan eligibility that, to date, we have not adopted. In reaching our current decision regarding implementation of the changes necessary to comply with Fannie Mae’s revised requirements, we considered that since 1991, the Association, employing only non-commissioned loan originators and utilizing a centralized underwriting process, had sold loans to Fannie Mae under a series of proprietary variances, or contractual waivers, that were negotiated between us and Fannie Mae during the term of our relationship. These proprietary concessions related to certain loan file documentation and quality control procedures the lack of which, in our opinion, did not diminish in any way the excellent credit quality of the loans that we delivered to Fannie Mae, but facilitated the efficiency and effectiveness of our operations and the quality and value of the loan products that we were able to offer to our borrowers. The credit quality of the loans that we delivered to Fannie Mae was consistently evidenced by the superior delinquency profile of our portfolio in peer performance comparisons prepared by Fannie Mae throughout the term of our relationship. In response to the tumult of the housing crisis that commenced in 2008, and with the objective of improving the credit profile of its overall loan portfolio, Fannie Mae enacted many credit tightening measures, culminating in the effective elimination of proprietary variances and waivers, accompanied by the imposition of additional file documentation requirements and expanded quality control procedures. In addition to substantively changing Fannie Mae’s operating environment, effects of the housing crisis spread throughout the secondary residential mortgage market and resulted in a significantly altered operating framework for all secondary market participants. We believe that this dramatically altered operating framework offers opportunities for business process innovators to create new secondary market solutions especially as such opportunities pertain to high credit quality residential loans similar to those that we have traditionally originated. The Association continues to evaluate all of the opportunities in the secondary market and has concluded that in addition to its efforts to originate high credit quality residential loans using its proprietary underwriting and processing operation, the Association will develop a parallel operation that fully complies with current Fannie Mae loan eligibility standards. In the near term, the Association expects to monitor secondary market developments and will continue to assess the merits of implementing the changes required to comply with Fannie Mae’s loan eligibility standards. Since 2010, the

Association’s ability to significantly reduce interest rate risk via our traditional loan sales of newly originated longer-term fixed rate residential loans has been limited and will remain so while the Association develops its loan origination processes to comply with Fannie Mae's loan eligibility standards. In the short-term, future sales of fixed-rate mortgage loans will be predominantly limited to those loans that have established payment histories, strong borrower credit profiles and are supported by adequate collateral values. In that regard, during the three months ended December 31, 2012 we sold, on a servicing retained basis, a total of $58.3 million of long-term, fixed-rate first mortgage loans to two private investors in separate transactions. Additionally, during the quarter ended June 30, 2012, the Association implemented procedures necessary for participation in Fannie Mae's HARP II (Home Affordable Refinance Program) initiative and during the three months ended December 31, 2012, we sold $18.9 million of long-term, fixed-rate first mortgage loans under HARP II. We continue to explore various loan sales opportunities. During the three months ended December 31, 2012 there were $264.9 million in loans transferred from the held for investment portfolio to the held for sale portfolio. At December 31, 2012 and September 30, 2012, mortgage loans held for sale totaled $324.3 million and $124.5 million, respectively, and were comprised of the following components:

	December 31, 2012	September 30, 2012
	(Dollars in thousands)
Held for sales to private investors:
Adjustable rate	$169,052	$—
Fixed rate	147,570	114,678
Held for sales to Fannie Mae:
Fixed rate	7,700	9,850
	$324,322	$124,528
No loan sales commitments were outstanding at December 31, 2012.
In response to the agencies’ loan eligibility changes, in July 2010 we began marketing an adjustable-rate mortgage loan product that provides us with improved interest rate risk characteristics when compared to a long-term, fixed-rate mortgage. Since its introduction, the “SmartRate” adjustable rate mortgage has offered borrowers an interest rate lower than that of a fixed-rate loan. The rate is locked for three or five years then resets annually after that. It contains a feature to relock the rate an unlimited number of times at our then current rate and fee schedule, for another three or five years (dependent on the original reset period) without having to complete a full refinance transaction. Relock eligibility is subject to satisfactory payment performance history by the borrower (never 60 days late, no 30-day delinquencies during the last twelve months, current at the time of relock, and no foreclosures or bankruptcies since the SmartRate application was taken). In addition to a satisfactory payment history, relock eligibility requires that the property continue to be the borrower’s primary residence. The loan term cannot be extended in connection with a relock nor can new funds be advanced. All interest rate caps and floors remain as originated. During the three months ended December 31, 2012 and 2011, adjustable-rate mortgage loan production totaled $236.8 million and $434.8 million, respectively, while during the same time periods, fixed-rate mortgage loan production totaled $210.7 million and $313.4 million, respectively. By comparison, during the three months ended June 30, 2010, before the SmartRate program started, adjustable-rate mortgage loan production totaled $28.7 million while fixed rate production totaled $1.15 billion. The amount of origination and refinancing volumes along with the portion of that activity that pertains to loans that we previously sold (but for which we retained the right to provide mortgage servicing so as to maintain our relationship with our customer) when coupled with the level of loan sales, if any, determines the balance of loans held on our balance sheet. The amount of adjustable-rate loan activity described above resulted in $2.87 billion of long-term adjustable-rate loans in our residential mortgage loans held for investment portfolio (excluding loans held for sale) at December 31, 2012, as compared to $2.93 billion at September 30, 2012 and $2.19 billion at December 31, 2011. At December 31, 2012, the amount of adjustable-rate residential mortgage loans represented 37% of the total residential mortgage loans held for investment portfolio. Fixed-rate mortgage loan activity described above resulted in $4.98 billion of long-term fixed rate loans in our residential mortgage loans held for investment portfolio (excluding loans held for sale) at December 31, 2012, as compared to $5.23 billion at September 30, 2012 and $5.50 billion at December 31, 2011. The December 31, 2012 measurement excludes $169.1 million of adjustable-rate loans reported as “held for sale”. At September 30, 2012 and December 31, 2011, we had no adjustable-rate loans designated as “held for sale”. The December 31, 2012 and September 30, 2012 measurements exclude $155.3 million and $124.5 million, respectively, of long-term, fixed-rate loans reported as “held for sale”. At December 31, 2011, we had no long-term, fixed-rate loans designated as “held for sale”.
In the past, we have also managed interest rate risk by promoting home equity lines of credit, which have a variable interest rate. As described below, this product carries an incremental credit risk component and has been adversely impacted by the housing market downturn. Between June 28, 2010 and March 20, 2012, we suspended the acceptance of new home equity credit applications with the exception of bridge loans. In accordance with a reduction plan that was accepted by our primary federal banking regulator in December 2010, we actively pursued strategies to decrease the outstanding balance of our home equity lending portfolio as well as our exposure to undrawn home equity lines of credit. During the quarter ended June 30, 2011, we achieved the balance and exposure reduction targets included in the reduction plan. Beginning March 20, 2012, we again offered new home equity lines of credit to qualifying existing home equity customers, subject to certain property and credit performance conditions which include:

•	lower combined loan to value ("CLTV") ratios (80% in Ohio/Kentucky and 70% in Florida; prior programs extended to as high as 89.99%);

•	limited geographic offering (only Ohio, Kentucky and Florida; prior programs were offered nationwide);
•borrower income is fully verified (in prior programs income was not always fully verified);

•	the borrower is qualified using a principal and interest payment based on the current prime rate plus 2.00%, amortized for 20 years (prior programs qualified using the current prime rate);

•	the minimum credit score to qualify for the re-introduced home equity line of credit is 720 (our prior home equity line of credit offering in 2010 required a minimum credit score of 680); and

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
Monitoring and Limiting Our Credit Risk. While, historically, we had been successful in limiting our credit risk exposure by generally imposing high credit standards with respect to lending, the confluence of unfavorable regional and macro-economic events since 2008, coupled with our pre-2010 expanded participation in the second lien mortgage lending markets, has significantly refocused our attention with respect to credit risk. In response to the evolving economic landscape, we have continuously revised and updated our quarterly analysis and evaluation procedures, as needed, for each category of our lending with the objective of identifying and recognizing all appropriate credit impairments. At December 31, 2012, 90% of our assets consisted of residential real estate loans (both “held for sale” and “held for investment”) and home equity loans and lines of credit, the overwhelming majority of which were originated to borrowers in the states of Ohio and Florida. Our analytic procedures and evaluations include specific reviews of all home equity loans and lines of credit that become 90 or more days past due, as well as specific reviews of all first mortgage loans that become 180 or more days past due. We also expanded our analysis of current performing home equity lines of credit to better mitigate future risk of loss. In accordance with regulatory guidance issued in January 2012, performing home equity lines of credit subordinate to first mortgages delinquent greater than 90 days are transferred to non-accrual status. At December 31, 2012, the recorded investment of such performing home equity lines of credit, not otherwise classified as non-accrual, was $7.1 million. Also, the OCC issued guidance in July 2012 that requires loans, where at least one borrower had been discharged of their obligation in Chapter 7 bankruptcy, to be classified as troubled debt restructurings. Also required pursuant to this guidance is the charge off of performing loans to collateral value and non-accrual classification when all borrowers have had their obligations discharged in Chapter 7 bankruptcy, regardless of how long the loans have been performing. At December 31, 2012, $64.7 million of loans in Chapter 7 bankruptcy status were included in total troubled debt restructurings. At December 31, 2012, the recorded investment in non-accrual status loans included $30.4 million of performing loans in Chapter 7 bankruptcy status where at least one borrower had been discharged of their obligation. Based on the OCC interpretive guidance, $15.8 million of net charge-offs related to those loans were recognized during the fiscal quarter ended September 30, 2012.
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

Prior to its July 21, 2011 merger into the Office of the Comptroller of the Currency (“OCC”), the Office of Thrift Supervision (“OTS”) expressed concerns with the risk concentration and other aspects of the Association’s home equity loans and lines of credit portfolio and the administration of that portfolio. Under the terms of an August 13, 2010 memorandum of understanding (the “MOU”) between the Association and the OTS, management prepared, or obtained, and submitted to the OTS: (1) a third party report on our home equity lending portfolio; (2) a home equity lending reduction plan (the “Reduction Plan”); (3) enhanced home equity lending and credit risk management policies and procedures; and (4) an updated business plan. On December 27, 2010, notice was received from the OTS that it did not object to the Reduction Plan. The Reduction Plan spanned the period from June 30, 2010 through December 31, 2011. As of December 31, 2011, the Reduction Plan’s targets (a $1 billion reduction in home equity lending commitments, including a $300 million reduction in outstanding balances) had been exceeded as home equity lending commitments had been reduced by $1.31 billion from June 30, 2010 levels, including $506.1 million in outstanding balances, to $3.83 billion. Further reductions have occurred subsequent to December 31, 2011, and as a result, through December 31, 2012 home equity lending commitments had been reduced by $1.77 billion, including $827.2 million in outstanding balances, to $3.37 billion. Other elements of the Reduction Plan included: a $150 million capital infusion from the Company to the Association, which was completed in October, 2010, and implementation of expanded line management, account management and collection processes regarding home equity lending. These process changes are all now substantially complete. Further, the ratio of the Association’s home equity loans and lines of credit portfolio and open commitments relative to Tier 1 Capital, plus the allowance for loan losses, was reduced to 205% at December 31, 2012 from 237% at December 31, 2011, which was well below the December 31, 2011 maximum targeted ratio of 261% as contained in the Reduction Plan.
Effective February 7, 2011, the MOU was terminated and replaced by new memoranda of understanding (the “New MOU”) covering the Association, Third Federal Savings, MHC and the Company. The New MOU addressed the ongoing monitoring of issues raised in the original MOU. In addition, the New MOU required, at various dates through December 31, 2011, the following actions, all of which we have performed: (1) an independent assessment of the Association’s interest rate risk management policy and a plan to address any deficiencies (the assessment was submitted to the OTS on February 14, 2011 and the plan to address deficiencies was submitted on February 25, 2011); (2) an independent review of management compensation (the review was submitted to the OTS on June 30, 2011); (3) the submission of an independent enterprise risk management study and a plan to address any deficiencies (the study and plan to address deficiencies were submitted to the OTS on February 11, 2011); (4) the submission for OTS non-objection 45 days in advance of any plans for new debt, dividends or stock repurchases; (5) formal management and director succession plans (these plans were submitted to the OTS on March 30, 2011 and April 29, 2011, respectively); and (6) revisions to various operational policies (each of which has been completed). In a self-initiated effort, and prior to receipt of the New MOU, in September 2010, we engaged a third party to conduct an independent assessment of our interest rate risk management policy and our enterprise risk management approach. As indicated above, just days after receipt of the New MOU, the assessments were submitted to the OTS. As a result of the assessments, we have installed a new interest rate risk model that provides more customized analysis and we have established new board and management level committees to govern and oversee risk management and compliance. The installation, implementation and administration of a comprehensive interest rate risk modeling system is a constant work in progress, a continuum of refinements, enhancements, validations and process improvements and any evaluation of its "point in time" status is necessarily subjective in nature. On December 22, 2012, the Association's primary regulator terminated the New MOU applicable to the Association. However, the New MOU applicable to Third Federal, MHC and the Company has not been terminated. The issues in the New MOU applicable to Third Federal, MHC and the Company include the required non-objection 45 days in advance of any plans for new debt, dividends or stock repurchases and the further refinement and enhancement of our enterprise risk management process. The requirements of the MOU and New MOU carry costs to complete which has increased our non-interest expense. The Company does not intend to declare or pay a cash dividend, or to repurchase any of its outstanding common stock, until the concerns of our regulator are resolved. The requirements of the New MOU which are applicable to the Company and Third Federal Savings, MHC will remain in effect until our regulator decides to terminate, suspend or modify them.
One aspect of our credit risk concern relates to the high percentage of our loans that are secured by residential real estate in the states of Ohio and Florida, particularly in light of the difficulties that have arisen with respect to the real estate markets in those states. At December 31, 2012, approximately 77% and 18% of the combined total of our residential, non-Home Today and construction loans held for investment were secured by properties in Ohio and Florida, respectively. Our 30 or more days delinquency ratios on those loans in Ohio and Florida at December 31, 2012 were 1.0% and 2.5%, respectively. Our 30 or more days delinquency ratio for the non-Home Today portfolio as a whole was 1.2%. Also, at December 31, 2012, approximately 39% and 29% of our home equity loans and lines of credit were secured by properties in Ohio and Florida, respectively. Our 30 days or more delinquency ratios on those loans in Ohio and Florida at December 31, 2012 were 1.3% and 1.6%, respectively. Our 30 or more days delinquency ratio for the home equity loans and lines of credit portfolio as a whole was 1.3%. While we focus our attention on, and are concerned with respect to the resolution of all loan delinquencies, as these ratios illustrate, our highest concern is centered on loans that are secured by properties in Florida. The “Allowance for Loan Losses” portion of the

Critical Accounting Policies section provides extensive details regarding our loan portfolio composition, delinquency statistics, our methodology in evaluating our loan loss provisions and the adequacy of our allowance for loan losses. As long as unemployment levels remain high, particularly in Ohio and Florida, and Florida housing values remain depressed, due to prior overbuilding and speculation which has resulted in considerable inventory on the market, we expect that we will continue to experience elevated levels of delinquencies and risk of loss.
Our residential Home Today loans are another area of credit risk concern. Although the recorded investment in these     loans totaled $198.2 million at December 31, 2012 and constituted only 2% of our total “held for investment” loan portfolio balance, these loans comprised 23% and 26% of our 90 days or greater delinquencies and our total delinquencies, respectively. At December 31, 2012, approximately 95.6% and 4.2% of our residential, Home Today loans were secured by properties in Ohio and Florida, respectively. At December 31, 2012, the percentages of those loans delinquent 30 days or more in Ohio and Florida were 21% and 17%, respectively. The disparity between the portfolio composition ratio and delinquency composition ratio reflects the nature of the Home Today loans. We do not offer, and have not offered, loan products frequently considered to be designed to target sub-prime borrowers containing features such as higher fees or higher rates, negative amortization, or low initial payment features with adjustable interest rates. Our Home Today loan products, which prior to March 27, 2009 were made to borrowers with credit profiles who would not have otherwise qualified for our loan products and might have been described as sub-prime borrowers, generally contained the same features as loans offered to our non-Home Today borrowers. The overriding objective of our Home Today lending, just as it is with our non-Home Today lending, was to create successful homeowners. We have attempted to manage our Home Today credit risk by requiring that borrowers attend pre- and post-borrowing financial management education and counseling and that the borrowers be referred to us by a sponsoring organization with which we have partnered. Further, to manage the credit aspect of these loans, inasmuch as the majority of these buyers do not have sufficient funds for required down payments, many loans include private mortgage insurance. At December 31, 2012, 53.0% of Home Today loans included private mortgage insurance coverage. From a peak recorded investment of $306.6 million at December 31, 2007, the total recorded investment of the Home Today portfolio has declined to $198.2 million at December 31, 2012. This trend generally reflects the evolving conditions in the mortgage real estate market and the tightening of standards imposed by issuers of private mortgage insurance. As part of our effort to manage credit risk, effective March 27, 2009, the Home Today underwriting guidelines were revised to be substantially the same as our traditional mortgage product. At December 31, 2012, the recorded investment in Home Today loans originated subsequent to March 27, 2009 was $2.4 million. Unless and until lending standards and private mortgage insurance requirements loosen, we expect the Home Today portfolio to continue to decline in balance.
Maintaining Access to Adequate Liquidity and Alternative Funding Sources. For most insured depositories, customer and community confidence are critical to their ability to maintain access to adequate liquidity and to conduct business in an orderly fashion. The Company believes that maintaining high levels of capital is one of the most important factors in nurturing customer and community confidence. Accordingly, we have managed the pace of our growth in a manner that reflects our emphasis on high capital levels. At December 31, 2012, the Association’s ratio of core capital to adjusted tangible assets (a basic industry measure under which 5.00% is deemed to represent a “well capitalized” status) was 13.59%. We expect to continue to maintain high capital ratios.
In managing its level of liquidity, the Company monitors available funding sources, which include attracting new deposits, borrowing from others, the conversion of assets to cash and the generation of funds through profitable operations. The Company has traditionally relied on retail deposits as its primary means in meeting its funding needs. At December 31, 2012, deposits totaled $8.80 billion, while borrowings totaled $468.0 million and borrowers’ advances and servicing escrows totaled $196.5 million, combined. In evaluating funding sources, we consider many factors, including cost, duration, current availability, expected sustainability, impact on operations and capital levels.
To attract deposits, we offer our customers attractive rates of return on our deposit products. Our deposit products typically offer rates that are highly competitive with the rates on similar products offered by other financial institutions. We intend to continue this practice.
We preserve the availability of alternative funding sources through various mechanisms. First, by maintaining high capital levels, we retain the flexibility to increase our balance sheet size without jeopardizing our capital adequacy. Effectively, this permits us to increase the rates that we offer on our deposit products thereby attracting more potential customers. Second, we pledge available real estate mortgage loans and investment securities with the Federal Home Loan Bank of Cincinnati (“FHLB”) and the Federal Reserve Bank of Cleveland (“Federal Reserve”). At December 31, 2012, these collateral pledge support arrangements provide for additional borrowing capacity of up to $4.16 billion with the FHLB (provided an additional investment in FHLB capital stock of up to $73.4 million is made) and up to $215.9 million at the Federal Reserve. Third, we invest in high quality marketable securities that exhibit limited market price variability, and to the extent that they are not needed as collateral for borrowings, can be sold in the institutional market and converted to cash. At December 31, 2012, our investment securities portfolio totaled $450.9 million. Finally, cash flows from operating activities have been a regular source of funds. During the three months ended December 31, 2012 and 2011, cash flows from operations totaled $92.2 million and $91.4 million, respectively.
Finally, historically, a portion of the residential first mortgage loans that we originated were considered to be highly liquid as they were eligible for sale/delivery to Fannie Mae. However, due to delivery requirement changes imposed by Fannie Mae, effective July 1, 2010, this no longer represents a viable channel of available liquidity. At December 31, 2012, $324.3 million of agency and non-agency eligible, long-term, fixed-rate and variable-rate loans were reported as “held for sale”. During the quarter ended December 31, 2012, $18.9 million of agency-compliant HARP II loans were sold and a total of $58.3 million of long-term, fixed-rate first mortgage loans were sold to two private investors in separate transactions. Although negotiations continue with several potential buyers, no loan sales commitments were outstanding at December 31, 2012. We are working toward developing the processes which we would be required to use in order to conform our newly originated mortgage loans with Fannie Mae's requirements. We believe that we have the ability, after implementing appropriate processes, to originate mortgages that would conform to the Fannie Mae Selling Guide requirements and would be eligible for delivery to Fannie Mae.
Overall, while customer and community confidence can never be assured, the Company believes that our liquidity is adequate and that we have adequate access to alternative funding sources.
Monitoring and Controlling Operating Expenses. We continue to focus on managing operating expenses. Our annualized ratio of non-interest expense to average assets was 1.50% and 1.55% for the three months ended December 31, 2012 and 2011, respectively. As of December 31, 2012, our average assets per full-time employee and our average deposits per full-time employee were $11.3 million and $8.8 million, respectively. Based on industry statistics published by the Office of Comptroller of the Currency as of December 31, 2011, we believe that each of these measures compares favorably with the averages for our peer group. Our average deposits held at our branch offices ($225.8 million per branch office as of December 31, 2012) contribute to our expense management efforts by limiting the overhead costs of serving our deposit customers. We will continue our efforts to control operating expenses as we grow our business.
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

In an October 2011 directive applicable to institutions subject to its regulation, the OCC required all SVAs on collateral dependent loans maintained by savings institutions to be charged off by March 31, 2012. As permitted, the Company elected to early-adopt this methodology effective for the quarter ended December 31, 2011. Additionally, the OCC issued guidance in
July 2012, that requires loans where at least one borrower has been discharged of their obligation, in Chapter 7 bankruptcy, be classified as troubled debt restructurings. Also required pursuant to this guidance is the charge off of performing loans to collateral value and non-accrual classification when all borrowers have had their obligations discharged in Chapter 7 bankruptcy, regardless of how long the loans have been performing. As a result, reported loan charge-offs for the quarter ended December 31, 2011 and the fiscal year ended September 30, 2012, were impacted by the charge-off of the SVA, which had a balance of $55.5 million at September 30, 2011. This one time charge-off did not impact the provision for loan losses for the quarter ended December 31, 2011 or the fiscal year ended September 30, 2012; however, reported loan charge-offs during the December 2011 quarter and the fiscal year ended September 30, 2012 increased and the balance of the allowance for loan losses as of December 31, 2011 decreased accordingly. Additionally, the SVA charge-off was a major reason for the decrease in the reported balances of seriously delinquent and nonperforming loans as of December 31, 2011. As a result of our early adoption of this required change, effective for the quarter ended December 31, 2011 and prospectively, the balance of the SVA component of the allowance for loan losses was, and will be, zero.
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
Additionally, when loan modifications qualify as troubled debt restructurings and the loans are performing according to the terms of the restructuring, we record an individually evaluated allowance for impairment (an "IVA") based on the present value of expected future cash flows, which includes a factor for subsequent potential defaults, discounted at the effective interest rate of the original loan contract. Potential defaults are distinguished from re-modifications as borrowers who default are generally not eligible for re-modification. At December 31, 2012, the balance of such individual valuation allowances was $16.7 million. In instances when loans require re-modification, additional valuation allowances may be required. The new valuation allowance on a re-modified loan is calculated based on the present value of the expected cash flows, discounted at the effective interest rate of the original loan contract, considering the new terms of the modification agreement. Due to the immaterial amount of this exposure to date, we continue to capture this exposure as a component of our MVA evaluation. The significance of this exposure will be monitored and if warranted, we will enhance our loan loss methodology to include a new default factor (developed to reflect the estimated impact to the balance of the allowance for loan losses that will occur as a result of future re-modifications) that will be assessed against all loans reviewed collectively. If new default factors are implemented, the MVA methodology will be adjusted to preclude duplicative loss consideration.
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
Home equity loans and equity lines of credit generally have higher credit risk than traditional residential mortgage loans. These loans and lines are usually in a second lien position and when combined with the first mortgage, result in generally higher overall loan-to-value ratios. In a stressed housing market with high delinquencies and eroded housing prices, as arose beginning in 2008, these higher loan-to-value ratios represent a greater risk of loss to the Company. A borrower with more equity in the property has a vested interest in keeping the loan current compared to a borrower with little or no equity in the property. In light of the weak housing market, the current level of delinquencies and the current instability in employment and economic prospects, we currently conduct an expanded loan level evaluation of our home equity loans and lines of credit, including bridge loans, which are delinquent 90 days or more. This expanded evaluation is in addition to our traditional evaluation procedures. Our home equity loans and lines of credit portfolio continues to comprise the largest portion of our net charge-offs, although the level of home equity loans and lines of credit charge-offs has receded over the last year from levels previously experienced. At December 31, 2012, we had a recorded investment of $2.09 billion in home equity loans and equity lines of credit outstanding, 0.8% of which were 90 days or more past due.
Construction loans generally have greater credit risk than traditional residential real estate mortgage loans. The repayment of these loans depends upon the sale of the property to third parties or the availability of permanent financing upon completion of all improvements. In the event we make a loan on property that is not yet approved for the planned development, there is the risk that approvals will not be granted or will be delayed. These events may adversely affect the borrower and the collateral value of the property. Construction loans also expose us to the risk that improvements will not be completed on time in accordance with specifications and projected costs. In addition, the ultimate sale or rental of the property may not occur as anticipated. Effective August 30, 2011, the Association made the strategic decision to exit the commercial construction loan business and ceased accepting new builder relationships. Builder commitments in place at that time to provide additional financing were honored for a limited period, giving our customers the ability to secure new borrowing relationships.
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

	December 31, 2012		September 30, 2012		December 31, 2011
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential non-Home Today
Ohio	$5,873,206		$6,088,264		$5,944,236
Florida	1,349,511		1,396,612		1,296,606
Other	426,791		458,289		207,636
Total Residential non-Home Today	7,649,508	76.6%	7,943,165	76.5%	7,448,478	73.3%
Residential Home Today
Ohio	192,828		199,456		228,316
Florida	8,459		8,540		9,325
Other	328		329		353
Total Residential Home Today	201,615	2.0	208,325	2.0	237,994	2.3
Home equity loans and lines of credit (1)
Ohio	804,381		838,492		936,770
Florida	607,545		628,554		688,840
California	250,349		256,900		287,197
Other	416,131		431,550		483,832
Total Home equity loans and lines of credit	2,078,406	20.8	2,155,496	20.8	2,396,639	23.6
Construction	61,670	0.6	69,152	0.7	69,803	0.7
Consumer and other loans	4,173	—	4,612	—	6,715	0.1
Total loans receivable	9,995,372	100.0%	10,380,750	100.0%	10,159,629	100.0%
Deferred loan fees, net	(18,128)		(18,561)		(20,586)
Loans in process	(30,829)		(36,736)		(29,298)
Allowance for loan losses	(105,201)		(100,464)		(96,883)
Total loans receivable, net	$9,841,214		$10,224,989		$10,012,862
_________________

(1)	Includes bridge loans (loans where borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).

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

	December 31, 2012
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential non-Home Today	$33,091	31.5%	76.6%
Residential Home Today	24,383	23.2	2.0
Home equity loans and lines of credit (1)	47,246	44.9	20.8
Construction	481	0.4	0.6
Consumer and other loans	—	—	—
Total allowance	$105,201	100.0%	100.0%

	September 30, 2012			December 31, 2011
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)			(Dollars in thousands)
Real estate loans:
Residential non-Home Today	$31,618	31.5%	76.5%	$29,227	30.2%	73.3%
Residential Home Today	22,588	22.5	2.0	20,092	20.7	2.3
Home equity loans and lines of credit (1)	45,508	45.3	20.8	46,435	47.9	23.6
Construction	750	0.7	0.7	1,129	1.2	0.7
Consumer and other loans	—	—	—	—	—	0.1
Total allowance	$100,464	100.0%	100.0%	$96,883	100.0%	100.0%

(1)	Includes bridge loans (loans in which borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).
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

	December 31, 2012
	Separately Evaluated	Collectively Evaluated			Total Individual, General and Market Valuations
	Individual Valuation	General Valuation	Market Valuation	Combined
	(In thousands)
Real estate loans:
Residential non-Home Today	$7,048	$10,204	$15,839	$26,043	$33,091
Residential Home Today	8,532	5,828	10,023	15,851	24,383
Home equity loans and lines of credit	2,941	29,760	14,545	44,305	47,246
Construction	37	258	186	444	481
Total real estate loans	18,558	46,050	40,593	86,643	105,201
Consumer loans	—	—	—	—	—
Total	$18,558	$46,050	$40,593	$86,643	$105,201

	September 30, 2012
	Separately Evaluated	Collectively Evaluated			Total Individual, General and Market Valuations
	Individual Valuation	General Valuation	Market Valuation	Combined
	(In thousands)
Real estate loans:
Residential non-Home Today	$6,220	$10,042	$15,356	$25,398	$31,618
Residential Home Today	9,747	5,174	7,667	12,841	22,588
Home equity loans and lines of credit	3,928	30,757	10,823	41,580	45,508
Construction	41	454	255	709	750
Total real estate loans	19,936	46,427	34,101	80,528	100,464
Consumer and other loans	—	—	—	—	—
Total	$19,936	$46,427	$34,101	$80,528	$100,464

	December 31, 2011
	Separately Evaluated	Collectively Evaluated			Total Individual, General and Market Valuations
	Individual Valuation	General Valuation	Market Valuation	Combined
	(In thousands)
Real estate loans:
Residential non-Home Today	$4,025	$10,435	$14,767	$25,202	$29,227
Residential Home Today	5,456	3,486	11,150	14,636	20,092
Home equity loans and lines of credit	722	22,722	22,991	45,713	46,435
Construction	353	699	77	776	1,129
Total real estate loans	10,556	37,342	48,985	86,327	96,883
Consumer and other loans	—	—	—	—	—
Total	$10,556	$37,342	$48,985	$86,327	$96,883

During the three months ended December 31, 2012, the total allowance for loan losses increased $4.7 million, to $105.2 million from $100.5 million at September 30, 2012, as we recorded an $18.0 million provision for loan losses which exceeded our net charge-offs of $13.3 million for the quarter. The increase in the balance of the total allowance for loan losses during the quarter ended December 31, 2012 was comprised of a $1.4 million decrease in the allowance related to loans evaluated individually and a $6.1 million increase in the allowance related to loans evaluated collectively. Refer to the activity in the allowance for loan losses and analysis of the allowance for loan losses tables in Note 4 of the Notes to the Unaudited Interim Consolidated Financial Statements for more information. Other than the changes related to the less significant construction/consumer/other loans segments, changes during the three months ended December 31, 2012 in the balances of the GVAs and MVAs for the loans evaluated collectively related to the significant loan segments are described as follows:

•
Residential non-Home Today – The total loan portfolio decreased 3.7% or $292.7 million for this segment while the total allowance for loan losses for this segment increased 4.7% or $1.5 million. The portion of this loan segment’s combined GVA/MVA allowance for loan losses that was determined by evaluating groups of loans collectively (i.e. those loans that were not individually evaluated), increased $0.6 million, or 2.5%, from $25.4 million at September 30, 2012 to $26.0 million at December 31, 2012. Similarly, the ratio of this portion of the allowance for loan losses to the total balance of loans in this loan segment that were evaluated collectively, increased 0.02% to 0.35% at December 31, 2012 from 0.33% at September 30, 2012. While the balance of this portion of the allowance increased during the current quarter, the outstanding principal balance of loans in the segment decreased 3.70%. The credit profile of this portfolio segment improved in total during the quarter. Total delinquencies decreased 8.8% to $91.6 million at December 31, 2012 from $100.5 million at September 30, 2012. Loans 90 or more days delinquent decreased 3.2% to $72.4 million at December 31, 2012 from $74.8 million at September 30, 2012. Net charge-offs decreased to $4.3 million during the current quarter as compared to net charge-offs of $10.6 million during the quarter ended September 30, 2012. $3.8 million of the reduction is attributable to the charge-offs on Chapter 7 discharged bankruptcies recorded at September 30, 2012. The net adjusted charge-offs decreased by $2.5 million, which reflects the improving credit profile of this loan segment due to the addition of high credit quality, adjustable, residential, first mortgages. Offsetting this favorable trending, during the current quarter Standard & Poor's' Ratings Services, announced that it was withdrawing its credit rating for the Company's primary mortgage insurance provider, PMI Mortgage Insurance Company ("PMIC"), because PMIC is expected to be liquidated and likely to not survive bankruptcy. As uncertainty remains as to whether PMIC will reduce payment on claims from the current level of 50% which was imposed effective October 2011, the Association has increased the MVA for estimated probable losses.

•
Residential Home Today – The total loan portfolio for this segment decreased 3.2% or $6.6 million as new originations have effectively stopped since the imposition of more restrictive lending requirements in 2009. The total allowance for loan losses for this segment increased $1.8 million or 8.0%. The portion of this loan segment’s combined GVA/MVA allowance for loan losses that was determined by evaluating groups of loans collectively (i.e. those loans that were not individually evaluated), increased by $3.0 million, or 23.4% from $12.8 million at September 30, 2012 to $15.9 million at December 31, 2012. Similarly, the ratio of this portion of the allowance to the total balance of loans in this loan segment that were evaluated collectively, increased 3.1% to 14.9% at December 31, 2012 from 11.7 % at September 30, 2012, although the total balance of loans in this loan segment that were evaluated collectively decreased to $106.6 million at December 31, 2012 from $109.5 million at September 30, 2012. The credit profile of this portfolio segment in total improved during the quarter. Total delinquencies decreased from $43.1 million at September 30, 2012 to $42.0 million at December 31, 2012. Delinquencies greater than 89 days decreased slightly from $27.5 million to $27.1 million during the same period. Net charge-offs decreased to $3.4 million during the quarter ended December 31, 2012 from $8.3 million during the quarter ended September 30, 2012. $2.5 million of the reduction is attributable to the charge-offs on Chapter 7 discharged bankruptcies recorded at September 30, 2012. The combination of the GVA and MVA working in a coordinated manner captures the impact of these influences. During the quarter ended December 31, 2012, the MVA for this segment increased by $2.4 million and the GVA increased $0.7 million. As the PMIC uncertainty described above in the Residential non-Home Today section also impacts the Home Today portfolio, the Association has increased the Residential Home Today MVA for potential future losses.

•
Home Equity Loans and Lines of Credit – The total loan portfolio for this segment decreased 3.6% or $77.7 million from $2.16 billion at September 30, 2012 to $2.09 billion at December 31, 2012. The portion of this loan segment’s combined GVA/MVA allowance for loan losses that was determined by evaluating groups of loans collectively (i.e. those loans that were not individually evaluated) increased by $2.7 million, or 6.6%, from $41.6 million to $44.3 million during the quarter ended December 31, 2012. The ratio of this portion of the allowance to the total balance of loans in this loan segment that were evaluated collectively also increased to 2.2% at December 31, 2012 from 2.0% at September 30, 2012, while the total balance of loans in this loan segment that were evaluated collectively decreased 3.7%. Net charge-offs for this loan segment decreased $11.6 million or 67.8% during the quarter ended December 31, 2012 to $5.5 million from $17.1 million during the quarter ended September 30, 2012. $9.6 million of the reduction is attributable to the charge-offs on Chapter 7 discharged bankruptcies recorded at September 30, 2012. Total delinquencies for this portfolio segment decreased 4.5% to $27.2 million, at December 31, 2012 as compared to the balance of $28.5 million at September 30, 2012. Delinquencies greater than 89 days increased slightly, 0.5% from $16.6 million at September 30, 2012 to $16.7 million at December 31, 2012. The GVA and MVA worked together as the GVA components are a reflection of loss experience and the MVA reflects market dynamics. The increase in the MVA reflects the increase in probable losses in the portfolio, resulting from a higher number of home equity lines of credit nearing the end of the draw period and expected to transition to repayment. The GVA decreased $1.0 million or 3.2% since September 30, 2012; conversely the MVA has increased $3.7 million or 34.4% since September 30, 2012.

Provisions for loan losses on home equity loans and lines of credit continue to comprise the majority of our losses and are expected to continue to do so for the foreseeable future, especially if non-performing loan balances and charge-offs remain at elevated levels.
Adjustments to the historical loss experience factors continue to be made in response to weak housing values compounded by an excess of available housing units, particularly in the Florida market, unemployment concerns and uncertainties regarding the future performance of restructured loans, and, as a result, the general loan loss allowance increased during the quarter ended December 31, 2012.

The following table sets forth activity in our allowance for loan losses for the periods indicated. As described previously, charge-offs during the three months ended December 31, 2011 were impacted by the charge-off of the SVA, which was $55.5 million at September 30, 2011, as a result of our adoption of the OCC requirement to charge off all SVAs. This one time charge-off did not impact the provision for loan losses for the three months ended December 31, 2011; however, reported loan charge-offs during the three-month period ended December 31, 2011 increased and the balance of the allowance for loan losses as of December 31, 2011 decreased accordingly.

	As of and For the Three Months Ended December 31,
	2012	2011
	(Dollars in thousands)
Allowance balance (beginning of the period)	$100,464	$156,978
Charge-offs:
Real estate loans:
Residential non-Home Today
Ohio	3,345	9,409
Florida	1,289	18,129
Other	1	—
Total Residential non-Home Today	4,635	27,538
Residential Home Today
Ohio	3,471	22,575
Florida	63	1,313
Total Residential Home Today	3,534	23,888
Home equity loans and lines of credit (1)
Ohio	1,111	4,937
Florida	3,106	13,556
California	1,269	1,237
Other	822	3,494
Total Home equity loans and lines of credit	6,308	23,224
Construction	5	1,086
Consumer and other loans	—	—
Total charge-offs	14,482	75,736
Recoveries:
Real estate loans:
Residential non-Home Today	331	103
Residential Home Today	91	52
Home equity loans and lines of credit (1)	787	485
Construction	10	1
Consumer and other loans	—	—
Total recoveries	1,219	641
Net charge-offs	(13,263)	(75,095)
Provision for loan losses	18,000	15,000
Allowance balance (end of the period)	$105,201	$96,883
Ratios:
Net charge-offs (annualized) to average loans outstanding	0.51%	3.00%
Allowance for loan losses to non-performing loans at end of the period	90.28%	61.76%
Allowance for loan losses to the total recorded investment in loans at end of the period	1.06%	0.96%
_________________

(1)	Includes bridge loans (loans in which borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).

The decrease in net charge-offs, to $13.3 million during the quarter ended December 31, 2012 from $75.1 million during the quarter ended December 31, 2011, is largely attributable to the elimination of SVAs. The following table separates the charge-offs during the quarter ended December 31, 2011 between the elimination of specific valuation allowances and other charge-offs during the period and compares the information with charge-offs during the quarter ended December 31, 2012.

	Charge-offs As of and For the Three Months Ended
	December 31, 2012	December 31, 2011
	Total	Total	SVA (1)	Other
	(In thousands)
Charge-offs:
Real estate loans:
Residential non-Home Today
Ohio	$3,345	$9,409	$6,269	$3,140
Florida	1,289	18,129	16,223	1,906
Other	1	—	—	—
Total	4,635	27,538	22,492	5,046
Residential Home Today
Ohio	3,471	22,575	17,042	5,533
Florida	63	1,313	1,171	142
Total	3,534	23,888	18,213	5,675
Home equity loans and lines of credit (2)
Ohio	1,111	4,937	3,129	1,808
Florida	3,106	13,556	7,339	6,217
California	1,269	1,237	1,015	222
Other	822	3,494	2,204	1,290
Total	6,308	23,224	13,687	9,537
Construction	5	1,086	1,115	(29)
Consumer and other loans	—	—	—	—
Total charge-offs	14,482	75,736	55,507	20,229
Recoveries	(1,219)	(641)	—	(641)
Net charge-offs	$13,263	$75,095	$55,507	$19,588
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
Net charge-offs during the quarter ended December 31, 2012 decreased $6.3 million to $13.3 million as compared to non-SVA net charge-offs of $19.6 million during the quarter ended December 31, 2011. Charge-offs in our first lien portfolios did not decrease by as much as charge-offs in our second lien portfolio when comparing the quarter ended December 31, 2012 to the quarter ended December 31, 2011. This reflects the susceptibility of junior and higher risk lien positions during early stages of a broad economic downturn followed by increasing susceptibility for first and lower risk liens when adverse economic conditions persist.
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
	(Dollars in thousands)
December 31, 2012
Real estate loans:
Residential non-Home Today
Ohio	154	$15,694	407	$41,698	561	$57,392
Florida	16	3,505	253	30,322	269	33,827
Kentucky	—	—	2	386	2	386
Total Residential non-Home Today	170	19,199	662	72,406	832	91,605
Residential Home Today
Ohio	211	14,644	513	25,948	724	40,592
Florida	4	278	22	1,153	26	1,431
Total Residential Home Today	215	14,922	535	27,101	750	42,023
Home equity loans and lines of credit (1)
Ohio	139	4,027	165	6,320	304	10,347
Florida	64	3,829	105	6,012	169	9,841
California	10	563	21	1,455	31	2,018
Other	32	2,127	46	2,874	78	5,001
Total Home equity loans and lines of credit	245	10,546	337	16,661	582	27,207
Construction	—	—	6	356	6	356
Consumer loans	—	—	—	—	—	—
Total	630	$44,667	1,540	$116,524	2,170	$161,191

	Loans Delinquent for				Total
	30-89 Days		90 Days or More
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
September 30, 2012
Real estate loans:
Residential non-Home Today
Ohio	181	$19,301	436	$43,871	617	$63,172
Florida	32	5,974	258	30,873	290	36,847
Other	2	401	1	63	3	464
Total Residential non-Home Today	215	25,676	695	74,807	910	100,483
Residential Home Today
Ohio	208	15,068	519	26,604	727	41,672
Florida	7	542	21	913	28	1,455
Total Residential Home Today	215	15,610	540	27,517	755	43,127
Home equity loans and lines of credit (1)
Ohio	133	4,572	145	5,994	278	10,566
Florida	58	3,657	94	6,210	152	9,867
California	16	1,637	20	1,863	36	3,500
Other	27	2,020	43	2,520	70	4,540
Total Home equity loans and lines of credit	234	11,886	302	16,587	536	28,473
Construction	—	—	8	377	8	377
Consumer and other loans	—	—	—	—	—	—
Total	664	$53,172	1,545	$119,288	2,209	$172,460

	Loans Delinquent for				Total
	30-89 Days		90 Days or More
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
December 31, 2011
Real estate loans:
Residential non-Home Today
Ohio	183	$17,905	507	$53,668	690	$71,573
Florida	33	6,105	278	39,422	311	45,527
Kentucky	3	561	4	476	7	1,037
Total Residential non-Home Today	219	24,571	789	93,566	1,008	118,137
Residential Home Today
Ohio	210	15,466	637	39,085	847	54,551
Florida	9	876	25	1,219	34	2,095
Total Residential Home Today	219	16,342	662	40,304	881	56,646
Home equity loans and lines of credit (1)
Ohio	161	4,769	244	7,091	405	11,860
Florida	67	4,669	140	8,142	207	12,811
California	14	1,423	25	1,750	39	3,173
Other	24	1,686	89	5,175	113	6,861
Total Home equity loans and lines of credit	266	12,547	498	22,158	764	34,705
Construction	4	449	11	850	15	1,299
Consumer and other loans	—	—	—	—	—	—
Total	708	$53,909	1,960	$156,878	2,668	$210,787
_________________

(1)	Includes bridge loans (loans in which borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).
Loans delinquent 90 days or more remained constant at 1.2% of total net loans at December 31, 2012 and September 30, 2012, and decreased 0.4% from 1.6% at December 31, 2011. Loans delinquent 30 to 89 days decreased 0.1% to 0.4% of total net loans at December 31, 2012, from 0.5% at both September 30, 2012 and December 31, 2011. The inability of borrowers to repay their loans has been primarily a result of high unemployment and uncertain economic prospects in our primary lending markets. Inasmuch as job losses and unemployment levels both remain at high levels, we expect some borrowers who are current on their loans at December 31, 2012 to experience payment problems in the future. The excess number of housing units available for sale in the market today also may limit a borrower’s ability to sell a home he or she can no longer afford. In Florida, housing values continue to remain depressed due to prior rapid building and speculation, which has resulted in considerable inventory on the market and may limit a borrower’s ability to sell a home. As a result, we expect the overall level of loans delinquent 90 days or more will remain at elevated levels in the future.

The following table sets forth the recorded investments and categories of our non-performing assets and troubled debt restructurings at the dates indicated.

	December 31, 2012	September 30, 2012	December 31, 2011
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
Residential non-Home Today	$101,933	$105,780	$100,100
Residential Home Today	41,226	41,087	50,895
Home equity loans and lines of credit (1)(2)	36,096	35,316	22,253
Construction	356	377	850
Consumer and other loans	—	—	—
Total non-accrual loans (3)(4)(5)	179,611	182,560	174,098
Real estate owned	18,605	19,647	18,207
Other non-performing assets	—	—	—
Total non-performing assets	$198,216	$202,207	$192,305
Ratios:
Total non-accrual loans to total loans	1.81%	1.77%	1.72%
Total non-accrual loans to total assets	1.58%	1.58%	1.57%
Total non-performing assets to total assets	1.74%	1.76%	1.74%
Troubled debt restructurings: (not included in non- accrual loans above)
Real estate loans:
Residential non-Home Today	$67,089	$66,988	$53,236
Residential Home Today	52,564	57,168	61,386
Home equity loans and lines of credit (1)	6,246	9,761	2,270
Construction	607	613	862
Consumer and other loans	—	—	—
Total (6)	$126,506	$134,530	$117,754
_________________

(1)	Includes bridge loans (loans in which borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).

(2)
The totals at December 31, 2012 and September 30, 2012 include $7.1 million and $8.8 million, respectively, of performing home equity lines of credit included in nonaccrual, pursuant to regulatory guidance regarding senior lien delinquency issued in January 2012.

(3)
Totals at December 31, 2012, September 30, 2012 and December 31, 2011, include $47.4 million, $47.7 million and $17.2 million, respectively, in troubled debt restructurings, which are less than 90 days past due but included with nonaccrual loans for a minimum period of six months from the restructuring date due to their non-accrual status prior to restructuring, because they have been partially charged off, or because all borrowers have been discharged of their obligation through a Chapter 7 bankruptcy.

(4)	Includes $40.1 million, $39.1 million and $22.2 million in troubled debt restructurings that are 90 days or more past due at December 31, 2012, September 30, 2012 and December 31, 2011, respectively.

(5)
At December 31, 2012 and September 30, 2012, the recorded investment of troubled debt restructurings in non-accrual status includes $30.4 million and $30.6 million of performing loans in Chapter 7 bankruptcy status where all borrowers have been discharged of their obligation per the OCC Bank Accounting Advisory Series ("BAAS") interpretive guidance issued in July 2012.

(6)
At December 31, 2012 and September 30, 2012, $15.2 million and $20.5 million of accruing, performing loans in Chapter 7 bankruptcy status, where at least one borrower has been discharged of their obligation, are reported as troubled debt restructurings per the OCC BAAS interpretive guidance issued in July 2012.

The gross interest income that would have been recorded during the quarter ended December 31, 2012 on non-accrual loans if they had been accruing during the entire period and troubled debt restructurings if they had been current and performing in accordance with their original terms during the entire period was $3.9 million. The interest income recognized on those loans included in net income for the quarter ended December 31, 2012 was $2.0 million.

At December 31, 2012, September 30, 2012 and December 31, 2011, respectively, the recorded investment of impaired loans included $133.1 million, $137.3 million and $124.9 million of accruing loans of which $126.5 million, $134.5 million and $117.8 million are troubled debt restructurings and $6.6 million, $2.8 million and $7.1 million are loans that were returned to accrual status when contractual payments were less than 90 days past due and continue to be individually evaluated for impairment until they are less than 30 days past due and do not have a prior charge-off. Loans in all portfolios that have a partial charge-off due to meeting the criteria for individual impairment evaluation will continue to be individually evaluated for impairment until, at a minimum, the impairment has been recovered. At December 31, 2012, September 30, 2012 and December 31, 2011, respectively, the recorded investment of non-accrual loans included $20.5 million, $21.0 million, and $25.7 million of loans that are not included in the recorded investment of impaired loans because they are included in loans collectively evaluated for impairment.
In response to the economic challenges facing many borrowers, the Association continues to modify loans, resulting in $214.0 million of total (accrual and non-accrual) troubled debt restructurings recorded at December 31, 2012. There was a $7.4 million decrease in the recorded investment of troubled debt restructured loans from September 30, 2012 and a $56.8 million increase in the aggregate balance from December 31, 2011 due primarily to the inclusion of Chapter 7 discharged bankruptcies in total troubled debt restructurings. Of the $214.0 million of troubled debt restructurings at December 31, 2012, $114.8 million was in the residential, non-Home Today portfolio and $79.1 million was in the Home Today portfolio.
Debt restructuring is a method being increasingly used to help families keep their homes and preserve our neighborhoods. This involves making changes to the borrowers’ loan terms through interest rate reductions, either for a specific period or for the remaining term of the loan; term extensions, including beyond that provided in the original agreement; principal forgiveness; capitalization of delinquent payments in special situations; or some combination of the above. These loans are measured for impairment based on the present value of expected future cash flows discounted at the effective interest rate of the original loan contract. Expected future cash flows include a discount factor representing a potential for default. Any shortfall is recorded as an individually evaluated valuation reserve as part of the allowance for loan losses. We evaluate these loans using the expected future cash flows because we expect the borrower, not liquidation of the collateral, to be the source of repayment for the loan. A loan modified as a troubled debt restructuring is reported as a troubled debt restructuring for a minimum of one year. After one year, a loan will not be included in the balance of troubled debt restructurings if the loan was modified to yield a market rate for loans of similar credit risk at the time of restructuring and the loan is not impaired based on the terms of the restructuring agreement. No loans were removed from total troubled debt restructurings during the quarter ended December 31, 2012.

The following table sets forth the recorded investment in accrual and non-accrual troubled debt restructured loans, by the types of concessions granted as of December 31, 2012.

	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Modifications	Bankruptcy	Total
	(In thousands)
Accrual
Residential non-Home Today	$17,196	$1,433	$12,383	$16,700	$9,006	$10,371	$67,089
Residential Home Today	12,195	172	6,923	19,881	12,716	677	52,564
Home equity loans and lines of credit	88	724	802	181	330	4,121	6,246
Construction	—	607	—	—	—	—	607
Total	$29,479	$2,936	$20,108	$36,762	$22,052	$15,169	$126,506
Non-Accrual, Performing
Residential non-Home Today	$1,133	$450	$780	$1,807	$4,042	$17,420	$25,632
Residential Home Today	3,176	84	1,916	750	2,868	2,908	11,702
Home equity loans and lines of credit	—	9	—	—	37	10,047	10,093
Construction	—	—	—	—	—	—	—
Total	$4,309	$543	$2,696	$2,557	$6,947	$30,375	$47,427
Non-Accrual, Non-Performing
Residential non-Home Today	$2,094	$617	$1,469	$1,095	$2,653	$14,126	$22,054
Residential Home Today	4,462	102	3,073	2,755	2,427	2,046	14,865
Home equity loans and lines of credit	—	—	53	—	118	2,916	3,087
Construction	—	—	—	—	—	98	98
Total	$6,556	$719	$4,595	$3,850	$5,198	$19,186	$40,104
Total Troubled Debt Restructurings
Residential non-Home Today	$20,423	$2,500	$14,632	$19,602	$15,701	$41,917	$114,775
Residential Home Today	19,833	358	11,912	23,386	18,011	5,631	79,131
Home equity loans and lines of credit	88	733	855	181	485	17,084	19,426
Construction	—	607	—	—	—	98	705
Total	$40,344	$4,198	$27,399	$43,169	$34,197	$64,730	$214,037
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
Since August 2008, 43.4% of loans modified through the Association's restructuring program are for borrowers who are current on their loans but who request a modification due to a recent or impending event that has caused or will cause a temporary financial strain and who receive concessions that would otherwise not be considered.

The recorded investment of troubled debt restructured loans in accrual status as of December 31, 2012 is set forth in the following table as having a modification agreement date less than one year old or greater than or equal to one year old.

	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Modifications	Bankruptcy	Total
	(Dollars in thousands)
Accruing Modifications Less Than One Year Old
Residential non-Home Today	$6,008	$256	$205	$5,259	$2,670	$7,875	$22,273
Residential Home Today	204	—	122	893	4,946	609	6,774
Home equity loans and lines of credit	59	100	—	21	138	1,427	1,745
Construction	—	—	—	—	—	—	—
Total	$6,271	$356	$327	$6,173	$7,754	$9,911	$30,792
Accruing Modifications Greater Than or Equal to One Year Old
Residential non-Home Today	$11,188	$1,177	$12,179	$11,440	$6,335	$2,496	$44,815
Residential Home Today	11,991	172	6,801	18,988	7,771	68	45,791
Home equity loans and lines of credit	29	623	802	160	193	2,694	4,501
Construction	—	607	—	—	—	—	607
Total	$23,208	$2,579	$19,782	$30,588	$14,299	$5,258	$95,714
On December 31, 2012 the unpaid principal balance of our home equity loans and lines of credit portfolio consisted of $173.4 million in home equity loans (which included $123.7 million of home equity lines of credit which are in the amortization period and no longer eligible to be drawn upon), $1.8 million in bridge loans and $1.9 billion in home equity lines of credit. The following table sets forth credit exposure, principal balance, percent delinquent 90 days or more, the mean combined loan-to-value (“CLTV”) percent at the time of origination and the current mean CLTV percent of our home equity loans, home equity lines of credit and bridge loan portfolio as of December 31, 2012. Home equity lines of credit in the draw period are reported according to geographic distribution.

	Credit Exposure	Principal Balance	Percent Delinquent 90 days or More	Mean CLTV Percent at Origination (2)	Current Mean CLTV Percent (3)
	(Dollars in thousands)
Home equity lines of credit in draw period (by state)
Ohio	$1,434,906	$710,900	0.58%	61%	71%
Florida	830,970	593,043	1.04%	62%	98%
California	329,987	235,248	0.43%	68%	86%
Other (1)	596,269	364,034	0.25%	63%	76%
Total home equity lines of credit in draw period	3,192,132	1,903,225	0.64%	62%	79%
Home equity lines in repayment, home equity loans and bridge loans	175,181	175,181	3.02%	66%	65%
Total	$3,367,313	$2,078,406	0.80%	63%	77%
_________________

(1)	No individual state has a credit exposure or drawn balance greater than 5% of the total.

(2)	Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.

(3)
Current Mean CLTV is based on best available first mortgage and property values as of December 31, 2012. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.

At December 31, 2012, 42.7% of our home equity lending portfolio was either in first lien position (24.4%) or was in a subordinate (second) lien position behind a first lien that we held (7.0%) or behind a first lien that was held by a loan that we serviced for others (11.3%). In addition, at December 31, 2012, 18.7% of our home equity line of credit portfolio in the draw period was making only the minimum payment on their outstanding line balance.

The following table sets forth credit exposure, principal balance, percent delinquent 90 days or more, the mean CLTV percent at the time of origination and the current mean CLTV percent of our home equity loans, home equity lines of credit and bridge loan portfolio as of December 31, 2012. Home equity lines of credit in the draw period are by the year originated:

	Credit Exposure	Principal Balance	Percent Delinquent 90 days or More	Mean CLTV Percent at Origination (1)	Current Mean CLTV Percent (2)
	(Dollars in thousands)
Home equity lines of credit in draw period
2002 and prior	$498,438	$246,689	0.88%	55%	67%
2003	274,071	142,296	0.51%	68%	73%
2004	175,501	97,565	1.12%	67%	78%
2005	121,990	73,928	1.22%	68%	86%
2006	290,256	187,820	1.15%	66%	94%
2007	444,992	315,483	0.81%	67%	95%
2008	925,335	606,151	0.41%	64%	79%
2009	395,374	204,188	0.09%	55%	66%
2010	35,251	15,531	0.77%	58%	63%
2011(3)	232	138	—%	39%	72%
2012	30,692	13,436	—%	52%	54%
Total home equity lines of credit in draw period	3,192,132	1,903,225	0.64%	62%	79%
Home equity lines in repayment, home equity loans and bridge loans	175,181	175,181	3.02%	66%	65%
Total	$3,367,313	$2,078,406	0.80%	63%	77%
_________________

(1)	Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.

(2)
Current Mean CLTV is based on best available first mortgage and property values as of December 31, 2012. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.

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
The following table sets forth the breakdown of current mean CLTV percentages for our home equity lines of credit in the draw period as of December 31, 2012.

	Credit Exposure	Principal Balance	Percent of Total	Percent Delinquent 90 days or More	Mean CLTV Percent at Origination	Current Mean CLTV Percent
	(Dollars in thousands)
Home equity lines of credit in draw period (by current mean CLTV)
< 80%	$1,591,508	$776,014	40.8%	0.80%	52%	53%
80 - 89.9%	385,029	234,863	12.3%	1.00%	73%	85%
90 - 100%	273,730	186,115	9.8%	0.50%	75%	95%
> 100%	652,981	530,645	27.9%	0.50%	76%	134%
Unknown	288,884	175,588	9.2%	0.20%	63%	(1)
	$3,192,132	$1,903,225	100.0%	0.60%	62%	79%
_________________

(1)	Market data necessary for stratification is not readily available.

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
The amount and timing of mortgage servicing rights amortization is adjusted monthly based on actual results. In addition, on a quarterly basis, we perform a valuation review of mortgage servicing rights for potential decreases in value. This quarterly valuation review entails applying current assumptions to the portfolio classified by interest rates and, secondarily, by prepayment characteristics. At December 31, 2012, the capitalized value of our right to service $3.49 billion of loans for others was $17.8 million, or 0.51% of the serviced loan portfolio and was based on an estimated weighted-average life of 3.0 years. Activity in mortgage servicing rights asset is summarized as follows:

	Three Months Ended
	December 31, 2012			December 31, 2011
	Mortgage Servicing Asset	Valuation Allowance	Net	Mortgage Servicing Asset	Valuation Allowance	Net
	(Dollars in thousands)
Balance - beginning of period	$19,613	$—	$19,613	$28,919	$—	$28,919
Additions from loan securitizations/sales	221		221	—		—
Amortization	(2,047)		(2,047)	(2,907)		(2,907)
Net change in valuation allowance		—	—		—	—
Balance - end of period	$17,787	$—	$17,787	$26,012	$—	$26,012
Fair value of capitalized amounts			$21,455			$28,978
At December 31, 2012, substantially all of the approximately 34 thousand loans serviced for Fannie Mae and others were performing in accordance with their contractual terms and management believes that it has no material repurchase obligations associated with these loans. The following tables summarize our repurchases and loss reimbursements to investors, charges related to default servicing non-compliance and compensatory fees incurred during the indicated periods. All transactions were related to loans serviced for Fannie Mae. There were no material repurchase or loss reimbursement requests outstanding at December 31, 2012, but an accrual for $2.4 million has been established for probable losses.

	Three Months Ended
	December 31, 2012			December 31, 2011
	Number of Loans	Balance	Losses or Charges Incurred	Number of Loans	Balance	Losses or Charges Incurred
	(Dollars in thousands)
Repurchased loans:
Non-recourse, non-performing loans(1)	—	$—	$—	1	$89	$23
Recourse, non-performing loans(2)	—	—	—	—	—	—
Non-recourse, performing loans(3)	4	533	—	—	—	—
Post-disposition file reviews(4)	6	—	351	1	—	102
Compensatory fees related to default servicing(5)	—	—	45	—	—	73
	10	$533	$396	2	$89	$198

 _________________

(1)	Repurchase of non-recourse, non-performing loan was attributed to servicing non-compliance.

(2)
At December 31, 2012 the Association serviced 172 loans with a principal balance of $6.1 million for Fannie Mae that were subject to recourse. Of these, eight loans with principal balances that totaled $323 thousand were delinquent 30 days or more. All other loans serviced for others were sold without recourse.

(3)	Repurchases of non-recourse, performing loans were the result of post-sales file reviews that identified underwriting (primarily debt-to-income ratio) non-compliance.

(4)
Post-disposition file reviews resulted in losses or charges when all of the following occurred: loans which had been sold to Fannie Mae failed to perform; the underlying collateral was sold; a loss was incurred; and a post-disposition file review identified underwriting (primarily debt-to-income ratio) non-compliance.

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
We also assess the likelihood that tax positions resulting in material tax benefits would be upheld upon examination of a tax authority. At December 31, 2012, we considered all current tax positions more likely than not to be realized upon examination and we have not recorded any tax liabilities for uncertain tax positions.
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
Stock-based Compensation. We recognize the cost of associate and director services received in exchange for awards of equity instruments based on the grant date fair value of those awards in accordance with FASB ASC 718, “Compensation – Stock Compensation.We estimate the per share value of option grants using the Black-Scholes option pricing model using assumptions for expected dividend yield, expected stock price volatility, risk-free interest rate and expected option term. These assumptions are subjective in nature, involve uncertainties, and therefore, cannot be determined with precision.
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
Comparison of Financial Condition at December 31, 2012 and September 30, 2012
Total assets decreased $138.5 million, or 1%, to $11.38 billion at December 31, 2012 from $11.52 billion at September 30, 2012. This change was mainly the result of a decrease in the balance of loans held for investment partially offset by increases in the balances of mortgage loans held for sale, investment securities and cash and cash equivalents.
Cash and cash equivalents increased $25.3 million, or 8%, to $333.6 million at December 31, 2012 from $308.3 million at September 30, 2012. The net increase was attributed to maintaining higher liquidity on the balance sheet.
Investment securities increased $29.5 million, or 7%, to $450.9 million at December 31, 2012 from $421.4 million at September 30, 2012. There were no sales of investment securities, as $90.3 million in purchases of investment securities were largely offset by $57.9 million in principal paydowns and $1.8 million of net acquisition premium amortization that occurred in the mortgage-backed securities portfolio during the three months ended December 31, 2012.
Mortgage loans held for sale increased $199.8 million, or 160%, to $324.3 million at December 31, 2012 from $124.5 million at September 30, 2012. During the quarter ended December 31, 2012, loan sales of $77.2 million were completed, consisting of $18.9 million of fixed-rate loans that qualified under Fannie Mae's Home Affordable Refinance Program (HARP

II) and $58.3 million of fixed-rate non-agency whole loans. During the three months ended December 31, 2012 there were $264.9 million of loans transferred from the held for investment portfolio to the held for sale portfolio. At December 31, 2012, there were $169.0 million of adjustable-rate, non-agency whole loans, and $147.6 million of fixed-rate, non-agency whole loans included in mortgage loans held for sale. Additionally, the balance at December 31, 2012, includes $7.7 million of HARP II loans.
Loans held for investment, net, decreased $383.8 million, or 4%, to $9.84 billion at December 31, 2012 from $10.22 billion at September 30, 2012. Mainly as a result of completed loan sales during the quarter and the increased level of loans being classified as held for sale, residential mortgage loans decreased $300.4 million, or 4%, to $7.85 billion at December 31, 2012. The decrease in residential mortgage loans includes the negative impact of $7.7 million in net charge-offs in the quarter ended December 31, 2012. The allowance for loan losses increased $4.7 million, or 5%, to $105.2 million from $100.5 million at September 30, 2012. During the quarter ended December 31, 2012, $236.8 million of three and five year “SmartRate” loans were originated while $210.7 million of 10, 15, and 30 year fixed-rate first mortgage loans were originated. These fixed-rate originations were partially offset by paydowns. Historically, the preponderance of our new loan originations was comprised of fixed-rate loans which were frequently offset by fixed-rate loan sales. Loan sales of $77.2 million were recorded in the quarter ended December 31, 2012, of which $58.3 million were non-agency loan sales, which reflects the impact of changes by Fannie Mae, the Association’s primary loan investor, related to requirements for loans that it accepts, as well as the strategy of originating adjustable rate loans to be held for investment on our balance sheet. Refer to the Controlling Our Interest Rate Risk Exposure section of the Overview for additional discussion regarding our management of interest rate risk. In addition to the decrease in residential mortgage loans, there was a $77.1 million decrease in home equity loans and lines of credit. Between June 28, 2010 and March 20, 2012, we suspended the acceptance of new home equity loan and line of credit applications with the exception of bridge loans. Beginning March 20, 2012, we again offered new home equity lines of credit to qualifying existing home equity customers, subject to certain property and credit performance conditions. The amount of the decrease in the balance of home equity loans and lines of credit was net of an increase of $5.6 million in outstanding balances related to home equity lines of credit originated subsequent to March 20, 2012. At December 31, 2012, pending commitments to extend new home equity lines of credit to our existing customers totaled $2.9 million. Refer to the Controlling Our Interest Rate Risk Exposure section of the Overview for additional information.
Mortgage loan servicing assets, net, decreased $1.8 million, or 9%, to $17.8 million at December 31, 2012 from $19.6 million at September 30, 2012. This change was due to $2.0 million in amortization expense, offset by $0.2 million in new loan servicing assets resulting from $77.2 million of loan sales completed during the quarter ended December 31, 2012. Additionally, this change reflects the reduced level, as compared to pre-2010 levels, of loan sales, and accompanying creation of new mortgage loan servicing assets, that resulted from the delivery requirement changes imposed by Fannie Mae as described in the Controlling Our Interest Rate Risk Exposure section of the Overview. The majority of the amortization of the servicing assets is linked to the cyclically low level of mortgage interest rates that prompted accelerated refinancing activity by borrowers. The principal balance of loans serviced (with an associated servicing asset) decreased $279.6 million, or 7%, during the quarter ended December 31, 2012 to $3.49 billion from $3.77 billion at September 30, 2012.
Deposits decreased $176.9 million, or 2%, to $8.80 billion at December 31, 2012 from $8.98 billion at September 30, 2012. The decrease in deposits resulted from a $244.4 million decrease in our certificates of deposit, partially offset by a $31.9 million increase in our high-yield savings accounts (a subcategory of our savings accounts) and a $33.6 million increase in our high-yield checking accounts (a subcategory of our negotiable order of withdrawal accounts). We believe that our high-yield savings accounts as well as our high-yield checking accounts provide a stable source of funds. In addition, our high yield savings accounts are expected to reprice in a manner similar to our home equity lending products, and, therefore, assist us in managing interest rate risk. To manage our cost of funds, maturing, higher rate certificates of deposits were replaced by other lower rate savings products or borrowed funds.
Borrowed funds decreased $20.2 million to $468.0 million at December 31, 2012 from $488.2 million at September 30, 2012. The decrease was comprised mainly of an $85.0 million decrease in lower cost, short-term borrowings offset by a $64.7 million increase in long-term borrowings from the Federal Home Loan Bank of Cincinnati, the proceeds of which were primarily held in interest earning cash equivalents and augment our liquidity.
Accrued expenses and other liabilities increased $44.3 million, or 96%, to $90.6 million at December 31, 2012 from $46.3 million at September 30, 2012. This change primarily reflects the in-transit status of $44.9 million of real estate tax payments that have been collected from borrowers and are being remitted to various taxing agencies.
Total shareholders’ equity increased $13.2 million, or 1%, to $1.82 billion at December 31, 2012 from $1.81 billion at September 30, 2012. This change primarily reflects $11.2 million of net income in the current three month period combined with $2.8 million of adjustments related to the allocation of shares of our common stock related to awards under the stock-based compensation plan and the ESOP.

Comparison of Operating Results for the Three Months Ended December 31, 2012 and 2011
Average balances and yields. The following table sets forth average balances, average yields and costs, and certain other information at and for the periods indicated. No tax-equivalent yield adjustments were made, as the effects thereof were not material. Average balances are derived from daily average balances. Non-accrual loans were included in the computation of loan average balances, and have been reflected in the table as carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense.

	Three Months Ended				Three Months Ended
	December 31, 2012				December 31, 2011
	Average Balance	Interest Income/ Expense		Yield/ Cost (1)	Average Balance	Interest Income/ Expense		Yield/ Cost (1)
	(Dollars in thousands)
Interest-earning assets:
Other interest-bearing cash equivalents	$231,792	$161		0.28%	$291,160	$198		0.27%
Investment securities	9,701	9		0.37%	10,549	10		0.38%
Mortgage-backed securities	427,186	1,104		1.03%	373,266	1,761		1.89%
Loans (2)	10,388,657	98,689		3.80%	10,004,169	103,207		4.13%
Federal Home Loan Bank stock	35,620	425		4.77%	35,620	359		4.03%
Total interest-earning assets	11,092,956	100,388		3.62%	10,714,764	105,535		3.94%
Noninterest-earning assets	283,771				249,629
Total assets	$11,376,727				$10,964,393
Interest-bearing liabilities:
NOW accounts	$1,009,467	$705		0.28%	$970,870	$707		0.29%
Savings accounts	1,793,360	1,682		0.38%	1,714,789	2,154		0.50%
Certificates of deposit	6,056,119	28,748		1.90%	5,989,928	37,845		2.53%
Borrowed funds	417,743	837		0.80%	159,874	574		1.44%
Total interest-bearing liabilities	9,276,689	31,972		1.38%	8,835,461	41,280		1.87%
Noninterest-bearing liabilities	287,183				343,729
Total liabilities	9,563,872				9,179,190
Stockholders’ equity	1,812,855				1,785,203
Total liabilities and stockholders’ equity	$11,376,727				$10,964,393
Net interest income		$68,416				$64,255
Interest rate spread (1)(3)				2.24%				2.07%
Net interest-earning assets (4)	$1,816,267				$1,879,303
Net interest margin (1)(5)		2.47%				2.40%
Average interest-earning assets to average interest-bearing liabilities	119.58%				121.27%
Selected performance ratios:
Return on average assets		0.39%	(1)			0.31%	(1)
Return on average equity		2.46%	(1)			1.90%	(1)
Average equity to average assets	15.93%				16.28%
_________________

(1)	Annualized.

(2)	Loans include both mortgage loans held for sale and loans held for investment.

(3)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by total interest-earning assets.

General. Net income increased $2.7 million, to $11.2 million for the three months ended December 31, 2012 from $8.5 million for the three months ended December 31, 2011. The increase in net income was attributable primarily to an increase in net interest income and non-interest income, partially offset by a higher provision for loan losses.
Interest Income. Interest income decreased $5.1 million, or 5%, to $100.4 million during the three months ended December 31, 2012, compared to $105.5 million during the same three months in the prior year. The decrease in interest income resulted primarily from a decrease in interest income from loans.
Interest income on mortgage-backed securities decreased nearly $0.7 million, or 40%, to $1.1 million for the three months ended December 31, 2012, compared to $1.8 million during the same three months in the prior year. This change was attributed to an 86 basis point decrease in the average yield to 1.03% from 1.89%, as interest rates on adjustable rate mortgage loans that collateralize certain mortgage-backed securities reset to lower current interest rates and higher, fixed-rate mortgage loans that collateralize other mortgage-backed securities continued to experience accelerated paydowns and were replaced by securities that provided lower yields. The lower yields were partially offset by a $53.9 million, or 14%, increase in the average balance of mortgage-backed securities to $427.2 million for the three months ended December 31, 2012 compared to $373.3 million during the same three months last year.
Interest income on loans decreased $4.5 million, or 4%, to $98.7 million for the three months ended December 31, 2012 compared to $103.2 million for the three months ended December 31, 2011. This change was attributed to a 33 basis point decrease in the yield to 3.80% from 4.13% as historically low interest rates have kept the level of refinance activity high. Additionally, our “SmartRate” adjustable-rate first mortgage loan originations for the three months ended December 31, 2012, at interest rates below rates offered on fixed-rate products, contributed to the lower average yield. The decrease in interest income on loans for the three months ended December 31, 2012 was partially offset by the $384.5 million increase in the average balance of loans to $10.39 billion in the current three month period compared to $10.00 billion during the same three months in the prior year as new loan production exceeded repayments and loan sales.
Interest Expense. Interest expense decreased $9.3 million, or 23%, to $32.0 million during the current three months compared to $41.3 million during the three months ended December 31, 2011. The change resulted primarily from a decrease in interest expense on certificates of deposit combined with modest decreases in interest expense on NOW accounts and savings accounts.
Interest expense on certificates of deposit decreased $9.1 million, or 24%, to $28.7 million during the three months ended December 31, 2012, compared to $37.8 million during the three months ended December 31, 2011. The change was attributed to a 63 basis point decrease in the average rate we paid on certificates of deposit to 1.90% from 2.53% partially offset by a $66.2 million, or 1%, increase in the average balance to $6.06 billion during the current three months from $5.99 billion during the same three months of the prior year. Rates were adjusted on deposits in response to changes in general market rates as well as to changes in the rates paid by our competition on short-term certificates of deposit.
Net Interest Income. Net interest income increased $4.1 million, or 6%, to $68.4 million during the three months ended December 31, 2012, from $64.3 million during the three months ended December 31, 2011. We experienced an improvement of our interest rate spread, which increased 17 basis points to 2.24% compared to 2.07% during the same three months last year. Low interest rates have decreased the yield on interest-earning assets, and to a greater extent, the rate paid on deposits and borrowed funds resulting in the increase in net interest income. Our net interest margin increased seven basis points to 2.47% compared to 2.40% during the same three months last year. This increase was partially attributed to the higher average loan balance in the current three months compared to the three months ended December 31, 2011. Our average net interest-earning assets decreased $63.0 million, to $1.82 billion during the current three months from $1.88 billion during the three months ended December 31, 2011.
Provision for Loan Losses.We establish provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level we consider necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. In determining the level of the allowance for loan losses, we consider past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of non-performing and other classified loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or conditions change. We assess the allowance for loan losses on a quarterly basis and make provisions for loan losses in order to maintain the allowance. Continuing economic issues, including high levels of unemployment, are challenging our borrowers’ ability to repay their loans at a time when housing prices are weak, in part as a consequence of the collapse of the sub-prime mortgage market, and make it difficult to sell their homes. This limits the ability of many borrowers to self-cure a delinquency.

Based on our evaluation of the above factors we recorded a provision for loan losses of $18.0 million during the three months ended December 31, 2012 and a provision of $15.0 million during the three months ended December 31, 2011. The decreased level of net charge-offs during the current three months, $13.3 million as compared to $75.1 million during the three months ended December 31, 2011, is mainly attributable to the elimination of the SVAs in the prior three month period. The current provision reflects our net charge-off experience, lower home values and the uncertain economic times, which continue to challenge many of our loan customers. As delinquencies in the portfolio have been resolved through pay-off, short sale or foreclosure, or management determines the collateral is not sufficient to satisfy the loan, uncollected balances have been charged against the allowance for loan losses previously provided. The net charge-offs of $13.3 million during the three months ended December 31, 2012 were less than the $18.0 million loan loss provision recorded for the current three months. The loan loss provision of $15.0 million recorded for the three months ended December 31, 2011 was exceeded by the net charge-offs of $75.1 million which included the OCC-mandated charge-off of specific valuation allowances during that same three month period of $55.5 million. The allowance for loan losses was $105.2 million, or 1.06% of the total recorded investment in loans receivable, at December 31, 2012, compared to $96.9 million, or 0.96% of the total recorded investment in loans receivable, at December 31, 2011. Balances of recorded investments are net of deferred fees and any applicable loans-in-process.
The total recorded investment in non-accrual loans decreased $2.9 million during the three month period ended December 31, 2012. The recorded investment in non-accrual loans in our residential, non-Home Today portfolio decreased $3.8 million, or 4%, during the three month period, to $101.9 million at December 31, 2012. At December 31, 2012, the recorded investment in our non-Home Today portfolio was $7.63 billion, compared to $7.92 billion at September 30, 2012. During the current three month period, non-Home Today net charge-offs were $4.3 million. The recorded investment in non-accrual loans in our residential, Home Today portfolio increased $0.1 million, or less than one percent during the current three month period, to $41.2 million at December 31, 2012. At December 31, 2012, the recorded investment in our Home Today portfolio was $198.2 million, compared to $204.9 million at September 30, 2012. During the current three month period, Home Today net charge-offs were $3.4 million. The recorded investment in non-accrual home equity loans and lines of credit increased $0.8 million, or 2%, during the current three month period, to $36.1 million at December 31, 2012. The recorded investment in our home equity loans and lines of credit portfolio at December 31, 2012, was $2.09 billion, compared to $2.16 billion at September 30, 2012. During the current three month period, home equity loans and lines of credit net charge-offs were $5.5 million. We believe that non-performing home equity loans and lines of credit are, on a relative basis, of greater concern than non-Home Today loans as these home equity loans and lines of credits generally hold subordinated positions and accordingly, represent a higher level of risk. The non-performing balances of home equity loans and lines of credit were $36.1 million or 1.7% of the home equity loans and lines of credit portfolio at December 31, 2012 compared to $35.3 million or 1.6% at September 30, 2012. In light of the depressed housing market in our primary geographic markets and the continued high level of delinquencies in our portfolio, we will continue to closely monitor the loss performance of this category.
Non-Interest Income. Non-interest income increased $2.5 million, or 44%, to $8.2 million during the current three months compared to $5.7 million during the three months ended December 31, 2011, mainly as a result of gains on the sales of loans.
Non-Interest Expense. Non-interest expense increased $55 thousand, or less than 1%, to $42.5 million during the three months ended December 31, 2012, primarily from minor increases in salaries and employee benefits, marketing and state franchise tax partially offset by decreases in net real estate owned expenses, appraisal and other loan review expenses and federal insurance premiums.
Income Tax Expense (Benefit). The provision for income taxes was $5.0 million during the current three months compared to $4.0 million during the three months ended December 31, 2011. The provision for the current three months included $5.0 million of federal income tax provision and $9 thousand of state income tax provision. The provision for the three months ended December 31, 2011 included $4.0 million of federal income tax provision and $25 thousand of state income tax provision. Our effective federal tax rate was 30.8% during the current three months compared to 32.1% during the three months ended December 31, 2011. Our provision for income taxes in the current three months is aligned with our expectations for the full fiscal year. Our expected effective income tax rate is below the federal statutory rate because of our ownership of bank-owned life insurance.
Liquidity and Capital Resources
Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the FHLB of Cincinnati, borrowings from the Federal Reserve Discount Window, sales and maturities of securities and, historically, sales of loans. As described below, since June 2010, the amount of liquidity derived from loan sales has decreased significantly.

To augment the primary sources of funds described above, we have the ability to obtain funds through the use of collateralized borrowings in the wholesale markets. Additionally, access to the equity capital markets via a supplemental minority stock offering or a full (second step) transaction remain as other potential sources of liquidity, although these channels generally require six to nine months of lead time.
While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Association’s Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We seek to maintain a minimum liquidity ratio of 5% or greater (which we compute as the sum of cash and cash equivalents plus unpledged investment securities for which ready markets exist, divided by total assets). For the three months ended December 31, 2012, our liquidity ratio averaged 6.04%. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2012.
We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities and the objectives of our asset/liability management program.
Excess liquid assets are generally invested in interest-earning deposits and short- and intermediate-term securities.
Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2012, cash and cash equivalents totaled $333.6 million.
Investment securities classified as available-for-sale, which provide additional sources of liquidity, totaled $450.9 million at December 31, 2012.
Effective July 1, 2010, our traditional processing operations no longer comply with Fannie Mae’s standard requirements and accordingly, our ability to manage liquidity via the loan sales channel has been limited and will remain so while the Association develops its loan origination processes to comply with Fannie Mae's loan eligibility standards. In the short-term, future sales of fixed rate mortgage loans will be predominately limited to those loans that have established payment histories, strong borrower credit profiles and are supported by adequate collateral values. During the three month period ended December 31, 2012, loan sales totaled $77.2 million, which included $18.9 million of loans that qualified under Fannie Mae's HARP II initiative with the remainder comprised of high credit quality, long-term, fixed-rate residential first mortgage loans, which were sold to private, third-party investors, but which were not Fannie Mae compliant. At December 31, 2012, $324.3 million of high credit quality, long-term, fixed and adjustable-rate residential first mortgage loans were classified as “held for sale”, of which $7.7 million was comprised of loans that qualified under Fannie Mae's HARP II initiative. There were no loan sales commitments outstanding at December 31, 2012.
Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows (unaudited) included in the Unaudited Interim Consolidated Financial Statements.
At December 31, 2012, we had $300.1 million in loan commitments outstanding. In addition to commitments to originate loans, we had $1.28 billion in undisbursed home equity lines of credit to borrowers. Certificates of deposit due within one year of December 31, 2012 totaled $2.42 billion, or 27.5% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, sales of investment securities, other deposit products, including new certificates of deposit, Federal Home Loan Bank advances, borrowings from the Federal Reserve Discount Window or other collateralized borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2013. We believe, however, based on past experience, that a significant portion of such deposits will remain with us. Generally, we have the ability to attract and retain deposits by adjusting the interest rates offered.
Our primary investing activities are originating residential mortgage loans and purchasing investments. During the three months ended December 31, 2012, we originated $447.5 million of residential mortgage loans loans, and during the three months ended December 31, 2011, we originated $748.2 million of residential mortgage loans loans. We purchased $90.3 million of securities during the three months ended December 31, 2012, and $14.4 million during the three months ended December 31, 2011.
Financing activities consist primarily of changes in deposit accounts, changes in the balances of principal and interest owed on loans serviced for others, Federal Home Loan Bank advances and borrowings from the Federal Reserve Discount Window. We experienced a net decrease in total deposits of $176.9 million during the three months ended December 31, 2012 compared to a net decrease of $57.4 million during the three months ended December 31, 2011. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. Principal and interest owed on loans serviced for others increased $1.5 million during the three months ended December 31, 2012 compared to a net increase of $34.0 million during the three months ended December 31, 2011. During the three months ended December 31, 2012 we decreased our advances from the FHLB of Cincinnati by $20.2 million as we actively managed our liquidity ratio. During the three months ended December 31, 2011, our advances from the FHLB of Cincinnati increased by $124.6 million.
Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of Cincinnati and the Federal Reserve Discount Window, each of which provides an additional source of funds. At December 31, 2012 we had $468.0 million of FHLB of Cincinnati advances and no outstanding borrowings from the Federal Reserve Discount Window. During the three months ended December 31, 2012, we had average outstanding advances from the FHLB of Cincinnati of $417.7 million as compared to average outstanding advances of $159.9 million during the three months ended December 31, 2011. At December 31, 2012 we had the ability to immediately borrow an additional $486.9 million from the FHLB of Cincinnati and $215.9 million from the Federal Reserve Discount Window. From the perspective of collateral value securing FHLB of Cincinnati advances, our capacity limit for additional borrowings at December 31, 2012 was $4.16 billion, subject to satisfaction of the FHLB of Cincinnati common stock ownership requirement. To satisfy the common stock ownership requirement we would have to increase our ownership of FHLB of Cincinnati common stock by an additional $73.4 million.
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

As of December 31, 2012 the Association exceeded all regulatory requirements to be considered “Well Capitalized” as presented in the table below (dollar amounts in thousands).

	Actual		Required
	Amount	Ratio	Amount	Ratio
Total Capital to Risk Weighted Assets	$1,630,198	22.79%	$715,175	10.00%
Core Capital to Adjusted Tangible Assets	1,540,606	13.59%	566,819	5.00%
Tier 1 Capital to Risk-Weighted Assets	1,540,606	21.54%	429,105	6.00%
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

(i)	marketing adjustable-rate and shorter-maturity (10 year, fixed-rate mortgages) loan products;

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
During the three months ended December 31, 2012, $77.2 million of long-term, fixed rate mortgage loans were sold and, at December 31, 2012, $324.3 million of high credit quality, long-term, fixed- and adjustable rate residential first mortgage loans were classified as “held for sale”. During the three months ended December 31, 2012 we sold, on a servicing retained basis, a total of $58.3 million of long-term, fixed-rate first mortgage loans to two private investors in separate transactions. Additionally, we sold a total of $18.9 million of long-term, fixed-rate first mortgage loans under Fannie Mae's HARP II program. We continue to explore various loan sales opportunities, however, at December 31, 2012, no loan sales commitments were outstanding.
Effective July 1, 2010, Fannie Mae, historically the Association’s primary loan investor, implemented certain loan origination requirement changes affecting loan eligibility that, to date, we have not fully adopt. Accordingly, the Association’s ability to reduce interest rate risk via our traditional loan sales of newly originated longer-term fixed rate residential loans is limited and will remain so while the Association develops its loan origination processes to comply with Fannie Mae's loan eligibility standards.   In the short term, and except for HARP II-related sales as previously described, future sales of fixed-rate mortgage loans will predominantly be limited to those loans that have established payment histories, strong borrower credit profiles and are supported by adequate collateral values. In response to this change, since July 2010, we have actively marketed an adjustable-rate mortgage loan product and beginning in fiscal 2012, have promoted a ten year fixed-rate mortgage loan. Each of these products provide us with improved interest rate risk characteristics when compared to longer-term, fixed-rate mortgage loans. Shortening the average maturity of our interest-earning assets by increasing our investments in shorter-term loans and investments, as well as loans and investments with variable rates of interest, helps to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our net interest income to changes in market interest rates. By following these strategies, we believe that we are better-positioned to react to increases in market interest rates.
Economic Value of Equity. Using customized modeling software, the Association prepares periodic estimates of the amounts by which the net present value of its cash flows from assets, liabilities and off balance sheet items (the institution’s economic value of equity or “EVE”) would change in the event of a range of assumed changes in market interest rates. The simulation model uses a discounted cash flow analysis and an option-based pricing approach in measuring the interest rate sensitivity of EVE. The model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumption that instantaneous changes (measured in basis points) occur at all maturities along the United States Treasury yield curve and other relevant market interest rates. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 2% to 3% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. The model is tailored specifically to our organization, which, we believe, improves its accuracy. The following table presents the estimated changes in the Association’s EVE at December 31, 2012 that would result from the indicated instantaneous changes in the United States Treasury yield curve and other relevant market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

				EVE as a Percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)	Estimated EVE (2)	Estimated Increase (Decrease) in EVE		EVE Ratio (4)	Increase (Decrease) (basis points)
		Amount	Percent
	(Dollars in thousands)
+300	$1,082,755	$(720,603)	(40.0)%	10.47%	(501)
+200	1,347,819	(455,539)	(25.3)%	12.50%	(298)
+100	1,606,014	(197,344)	(10.9)%	14.30%	(118)
0	1,803,358	—	—	15.48%	—
-100	1,819,815	16,457	0.9%	15.30%	(17)
_________________

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	EVE Ratio represents EVE divided by the present value of assets.
The table above indicates that at December 31, 2012, in the event of an increase of 200 basis points in all interest rates, the Association would experience a 25.3% decrease in EVE. In the event of a 100 basis point decrease in interest rates, the Association would experience a 0.9% increase in EVE.
The following table is based on the calculations contained in the previous table, and sets forth the change in the EVE at a +200 basis point rate of shock at December 31, 2012, with comparative information as of September 30, 2012. By regulation the Association must measure and manage its interest rate risk for interest rate shocks relative to established risk tolerances in EVE.
Risk Measure (+200 bps Rate Shock)

	At December 31, 2012	At September 30, 2012
Pre-Shock EVE Ratio	15.48%	15.49%
Post-Shock EVE Ratio	12.50%	12.47%
Sensitivity Measure in basis points	(298)	(302)
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
We have previously reported that our former primary regulator, the OTS, expressed concern with respect to several significant assumptions used in our prior internal interest rate risk (“IRR”) model, as well as the reliability of the resulting IRR profiles generated by that model. While we believe that the previous IRR model enabled us to efficiently, prudently and reasonably measure and manage IRR, we nevertheless replaced that modeling system with a system that offers enhanced functionality and capabilities. Installation and implementation of the new IRR modeling software was finalized during the quarter ended March 31, 2012 and, for periods subsequent to December 31, 2011, the IRR disclosures as determined using the new model are reported in our SEC filings. In connection with the installation and implementation of the new IRR modeling software, factors related to prepayment, decay and default assumptions that impact the computation of EVE were customized, based on the results of an independent, third party study that was prepared using the Association's data. Use of these customized assumptions further enhanced the alignment of our EVE calculations with our risk profile. In addition to our month end modeling reports that use current month end balances and current month end interest rates, we also compute EVE using current month end balances and last quarter's interest rates (as the ALCO committee convenes quarterly) in order to isolate the EVE impact resulting purely from interest rate changes. These results are then reviewed and discussed by management with appropriate actions taken if deemed necessary. At December 31, 2012, the results were in line with management's expectations. The new model also possesses random patterning capabilities that our prior model lacked and accommodates extensive regression analytics applicable to the prepayment and decay profiles of our borrower and depositor portfolios. We believe that the new model expands our ability to run alternative modeling scenarios and improves the timeliness of and our access to decision making data that is integral to our IRR management processes.
Earnings at Risk. In addition to EVE calculations, we use our simulation model to analyze the sensitivity of our net interest income to changes in interest rates (the institution’s earnings at risk or “EaR”). Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what our net interest income would be for twelve and twenty-four month periods using customized (based on our portfolio characteristics) assumptions with respect to loan prepayment rates, default rates and deposit decay rates, and the implied forward yield curve as of the market date for assumptions as to projected interest rates. We then calculate what the net interest income would be for the same period in the event of instantaneous changes in market interest rates. The simulation process is subject to continual enhancement, modification, refinement and adaptation in order that it might most accurately reflect our current circumstances, factors and expectations. As of December 31, 2012, using our enhanced customer behavioral assumptions and reflective of other modeling modifications, we estimated that our EaR for the 12 months ending December 31, 2013 would decrease by 2.0% in the event of an instantaneous 200 basis point increase in market interest rates. The improvement in this estimated amount when compared to our September 30, 2012 estimated decrease of 12.0% for the then ensuing 12 month period, is reflective of the use of enhanced customer behavioral assumptions and other modeling modifications.
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
The EVE and EaR analyses are similar in that they both start with the same month end balance sheet amounts, weighted average coupon and maturity. The underlying prepayment, decay and default assumptions are also the same and they both start with the same month end "markets" (Treasury and Libor yield curves, etc.). From that similar starting point, the models follow divergent paths. EVE is a stochastic model using 200 different interest rate paths to compute market value at the cohorted transaction level for each of the categories on the balance sheet whereas EaR uses the implied forward curve to compute interest income/expense at the cohorted transaction level for each of the categories on the balance sheet.
EVE is considered as a point in time calculation with a "liquidation" view of the Association where all the cash flows (including interest, principal and prepayments) are modeled and discounted using discount factors derived from the current market yield curves. It provides a long term view and helps to define changes in equity and duration as a result of changes in interest rates. On the other hand, EaR is based on balance sheet projections going one year forward and assumes new business volume and pricing to calculate net interest income under different interest rate environments. EaR is calculated to determine the sensitivity of net interest income under different interest rate scenarios. With each of these models specific policy limits have been established that are compared with the actual month end results. These limits have been approved by the Association's board of directors and are used as benchmarks to evaluate and moderate interest rate risk. In the event that there is a breach of policy limits, management is responsible for taking such action, similar to those described under the preceding heading of General, as may be necessary in order to return the Association's interest rate risk profile to a position that is in compliance with the policy. At December 31, 2012 the IRR profile as disclosed above did not breach our internal limits.

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
Item 1A. Risk Factors
There have been no material changes in the “Risk Factors” disclosed in the Holding Company’s Annual Report on Form 10-K, filed with the SEC on November 29, 2012 (File No. 001-33390).
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The Company did not repurchase any shares of common stock during the quarter ended December 31, 2012.
On March 12, 2009, the Company announced its fourth stock repurchase program, which authorizes the repurchase of up to an additional 3,300,000 shares of the Company’s outstanding common stock. Purchases under the program will be on an ongoing basis, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses of capital, regulatory restrictions and our financial performance. Repurchased shares will be held as treasury stock and be available for general corporate use. The program has 2,156,250 shares yet to be purchased as of December 31, 2012. Our last repurchases occurred during the quarter ended December 31, 2009.
Because of concerns communicated to us by the OTS, which was merged into the OCC on July 21, 2011, and pending evaluation by one of our current federal regulators, the Federal Reserve, as referred to in the Monitoring and Limiting Our Credit Risk section in the Overview section of Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company does not intend to declare or pay a cash dividend, or to repurchase any of its outstanding common stock, until the concerns of our regulator are resolved.
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

101
The following financial statements from TFS Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, filed on February 11, 2013, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Condensed Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, (vi) the Notes to Consolidated Financial Statements.

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

TFS Financial Corporation

Dated:	February 11, 2013	/s/ Marc A. Stefanski
Marc A. Stefanski
Chairman of the Board, President and Chief Executive Officer

Dated:	February 11, 2013	/s/ David S. Huffman
David S. Huffman
Chief Financial Officer and Secretary