Form 10-Q
period 2013-03-31
TFS Financial CORP
filed 2013-05-09
CIK 1381668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________
FORM 10-Q
________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2013
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
As of May 1, 2013 there were 309,115,625 shares of the Registrant’s common stock, par value $0.01 per share, outstanding, of which 227,119,132 shares, or 73.5% of the Registrant’s common stock, were held by Third Federal Savings and Loan Association of Cleveland, MHC, the Registrant’s mutual holding company.

TFS Financial Corporation

Item 1. Financial Statements
TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION (unaudited)
(In thousands, except share data)

	March 31, 2013	September 30, 2012
ASSETS
Cash and due from banks	$31,982	$38,914
Other interest-earning cash equivalents	252,164	269,348
Cash and cash equivalents	284,146	308,262
Investment securities:
Available for sale (amortized cost $454,297 and $417,416, respectively)	456,888	421,430
Mortgage loans held for sale, at lower of cost or market ($3,017 measured at fair value, September 30, 2012)	96,882	124,528
Loans held for investment, net:
Mortgage loans	9,965,436	10,339,402
Other loans	4,276	4,612
Deferred loan fees, net	(17,241)	(18,561)
Allowance for loan losses	(101,217)	(100,464)
Loans, net	9,851,254	10,224,989
Mortgage loan servicing assets, net	16,390	19,613
Federal Home Loan Bank stock, at cost	35,620	35,620
Real estate owned	19,868	19,647
Premises, equipment, and software, net	59,596	61,150
Accrued interest receivable	32,037	34,887
Bank owned life insurance contracts	180,460	177,279
Other assets	88,620	90,720
TOTAL ASSETS	$11,121,761	$11,518,125
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$8,757,282	$8,981,419
Borrowed funds	315,919	488,191
Borrowers’ advances for insurance and taxes	60,753	67,864
Principal, interest, and related escrow owed on loans serviced	114,889	127,539
Accrued expenses and other liabilities	37,534	46,262
Total liabilities	9,286,377	9,711,275
Commitments and contingent liabilities
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 332,318,750 shares issued; 309,115,625 and 309,009,393 outstanding at March 31, 2013 and September 30, 2012, respectively	3,323	3,323
Paid-in capital	1,693,821	1,691,884
Treasury stock, at cost; 23,203,125 and 23,309,357 shares at March 31, 2013 and September 30, 2012, respectively	(279,629)	(280,937)
Unallocated ESOP shares	(72,584)	(74,751)
Retained earnings—substantially restricted	497,113	473,247
Accumulated other comprehensive loss	(6,660)	(5,916)
Total shareholders’ equity	1,835,384	1,806,850
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,121,761	$11,518,125
See accompanying notes to unaudited consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(In thousands, except share and per share data)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$95,241	$102,696	$193,930	$205,903
Investment securities available for sale	1,079	33	2,192	70
Investment securities held to maturity	—	1,538	—	3,272
Other interest and dividend earning assets	515	551	1,101	1,108
Total interest and dividend income	96,835	104,818	197,223	210,353
INTEREST EXPENSE:
Deposits	28,030	38,390	59,165	79,096
Borrowed funds	875	643	1,712	1,217
Total interest expense	28,905	39,033	60,877	80,313
NET INTEREST INCOME	67,930	65,785	136,346	130,040
PROVISION FOR LOAN LOSSES	10,000	27,000	28,000	42,000
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	57,930	38,785	108,346	88,040
NON-INTEREST INCOME:
Fees and service charges, net of amortization	2,146	3,284	4,449	6,097
Net gain on the sale of loans	1,257	—	4,279	—
Increase in and death benefits from bank owned life insurance contracts	1,577	1,610	3,182	3,222
Other	1,126	1,517	2,443	2,801
Total non-interest income	6,106	6,411	14,353	12,120
NON-INTEREST EXPENSE:
Salaries and employee benefits	21,824	21,049	42,427	41,434
Marketing services	3,127	2,377	6,252	4,754
Office property, equipment and software	5,293	5,073	10,314	10,071
Federal insurance premium and assessments	3,243	3,512	6,957	7,389
State franchise tax	1,749	1,716	3,412	2,705
Real estate owned expense, net	1,516	1,672	2,681	4,007
Appraisal and other loan review expenses	1,102	1,163	1,785	2,153
Other operating expenses	7,375	6,758	13,935	13,286
Total non-interest expense	45,229	43,320	87,763	85,799
INCOME BEFORE INCOME TAXES	18,807	1,876	34,936	14,361
INCOME TAX EXPENSE	6,017	854	10,993	4,880
NET INCOME	$12,790	$1,022	$23,943	$9,481
Earnings per share—basic and diluted	$0.04	$—	$0.08	$0.03
Weighted average shares outstanding
Basic	301,753,966	301,153,080	301,664,171	301,098,610
Diluted	302,651,575	301,706,570	302,451,344	301,547,664

See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(In thousands)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Net income	$12,790	$1,022	$23,943	$9,481
Other comprehensive (loss) income, net of tax
Change in net unrealized gains on securities available for sale	(214)	(9)	(924)	(20)
Change in pension obligation	90	37	180	10,657
Total other comprehensive (loss) income	(124)	28	(744)	10,637
Total comprehensive income	$12,666	$1,050	$23,199	$20,118
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)
Six Months Ended March 31, 2013 and 2012
(In thousands)

	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at September 30, 2011	$3,323	$1,686,216	$(282,090)	$(79,084)	$461,836	$(16,277)	$1,773,924
Net income	—	—	—	—	9,481	—	9,481
Other comprehensive income, net of tax	—	—	—	—	—	10,637	10,637
ESOP shares allocated or committed to be released	—	(183)	—	2,167	—	—	1,984
Compensation costs for stock-based plans	—	3,777	—	—	—	—	3,777
Balance at March 31, 2012	$3,323	$1,689,810	$(282,090)	$(76,917)	$471,317	$(5,640)	$1,799,803
Balance at September 30, 2012	$3,323	$1,691,884	$(280,937)	$(74,751)	$473,247	$(5,916)	$1,806,850
Net income	—	—	—	—	23,943	—	23,943
Other comprehensive loss, net of tax	—	—	—	—	—	(744)	(744)
ESOP shares allocated or committed to be released	—	(91)	—	2,167	—	—	2,076
Compensation costs for stock-based plans	—	3,259	—	—	—	—	3,259
Treasury stock allocated to restricted stock plan	—	(1,231)	1,308	—	(77)	—	—
Balance at March 31, 2013	$3,323	$1,693,821	$(279,629)	$(72,584)	$497,113	$(6,660)	$1,835,384
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In thousands)

	For the Six Months Ended
	March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,943	$9,481
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	5,335	5,761
Depreciation and amortization	12,197	9,299
Deferred income tax expense	—	300
Provision for loan losses	28,000	42,000
Net gain on the sale of loans	(4,279)	—
Other net losses	1,987	1,771
Principal repayments on and proceeds from sales of loans held for sale	36,744	—
Loans originated for sale	(31,589)	—
Increase in bank owned life insurance contracts	(3,191)	(3,208)
Net decrease (increase) in interest receivable and other assets	5,267	(8,986)
Net (decrease) increase in accrued expenses and other liabilities	(8,207)	1,335
Other	162	416
Net cash provided by operating activities	66,369	58,169
CASH FLOWS FROM INVESTING ACTIVITIES:
Loans originated	(1,019,128)	(1,477,916)
Principal repayments on loans	1,186,955	1,057,939
Proceeds from principal repayments and maturities of:
Securities available for sale	111,624	1,355
Securities held to maturity	—	104,275
Proceeds from sale of:
Loans	189,534	—
Real estate owned	13,568	10,377
Purchases of:
Securities available for sale	(152,210)	(12)
Securities held to maturity	—	(88,298)
Premises and equipment	(4,646)	(1,300)
Other	(12)	(21)
Net cash provided by (used in) investing activities	325,685	(393,601)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(224,137)	107,266
Net decrease in borrowers’ advances for insurance and taxes	(7,111)	(2,514)
Net decrease in principal and interest owed on loans serviced	(12,650)	(989)
Net (decrease) increase in short term borrowed funds	(305,892)	279,238
Proceeds from long term borrowed funds	140,000	—
Repayment of long term borrowed funds	(6,380)	—
Net cash (used in) provided by financing activities	(416,170)	383,001
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(24,116)	47,569
CASH AND CASH EQUIVALENTS—Beginning of period	308,262	294,846
CASH AND CASH EQUIVALENTS—End of period	$284,146	$342,415
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest on deposits	$59,482	$79,546
Cash paid for interest on borrowed funds	1,604	1,207
Cash paid for income taxes	13,200	11,800
SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to real estate owned	12,460	9,656
Transfer of loans from held for sale to held for investment	144,841	—
Transfer of loans from held for investment to held for sale	323,027	245,920
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands unless otherwise indicated)

1.	BASIS OF PRESENTATION
TFS Financial Corporation (the “Holding Company”), a federally chartered stock holding company, conducts its principal activities through its wholly owned subsidiaries. The principal line of business of the Holding Company and its subsidiaries (collectively, “TFS Financial” or the “Company”) is retail consumer banking, including mortgage lending, deposit gathering, and other insignificant financial services. On March 31, 2013, approximately 73% of the Holding Company’s outstanding shares were owned by a federally chartered mutual holding company, Third Federal Savings and Loan Association of Cleveland, MHC (“Third Federal Savings, MHC”). The thrift subsidiary of TFS Financial is Third Federal Savings and Loan Association of Cleveland (the “Association”).
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
The unaudited interim consolidated financial statements were prepared without an audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial condition of TFS Financial at March 31, 2013, and its results of operations and cash flows for the periods presented. In accordance with Regulation S-X for interim financial information, these statements do not include certain information and footnote disclosures required for complete audited financial statements. The Holding Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012 contains consolidated financial statements and related notes, which should be read in conjunction with the accompanying interim consolidated financial statements. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2013 or for any other period.

2.	EARNINGS PER SHARE
Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. For purposes of computing earnings per share amounts, outstanding shares include shares held by the public, shares held by the ESOP that have been allocated to participants or committed to be released for allocation to participants, the 227,119,132 shares held by Third Federal Savings, MHC, and, for purposes of computing dilutive earnings per share, stock options and restricted stock units with a dilutive impact. At March 31, 2013 and 2012, respectively, the ESOP held 7,258,440 and 7,691,780 shares that were neither allocated to participants nor committed to be released to participants.

The following is a summary of the Company's earnings per share calculations.

	For the Three Months Ended March 31,
	2013			2012
	Income	Shares	Per share amount	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$12,790			$1,022
Less: income allocated to restricted stock units	68			6
Basic earnings per share:
Income available to common shareholders	$12,722	301,753,966	$0.04	$1,016	301,153,080	$—
Diluted earnings per share:
Effect of dilutive potential common shares		897,609			553,490
Income available to common shareholders	$12,722	302,651,575	$0.04	$1,016	301,706,570	$—

	For the Six Months Ended March 31,
	2013			2012
	Income	Shares	Per share amount	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$23,943			$9,481
Less: income allocated to restricted stock units	126			47
Basic earnings per share:
Income available to common shareholders	$23,817	301,664,171	$0.08	$9,434	301,098,610	$0.03
Diluted earnings per share:
Effect of dilutive potential common shares		787,173			449,054
Income available to common shareholders	$23,817	302,451,344	$0.08	$9,434	301,547,664	$0.03
The following is a summary of outstanding stock options and restricted stock units that are excluded from the computation of diluted earnings per share because their inclusion would be anti-dilutive.

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2013	2012	2013	2012
Options to purchase shares	5,395,509	6,283,425	6,509,209	6,283,425
Restricted stock units	30,000	40,000	30,000	40,000

3.	INVESTMENT SECURITIES
Investments available for sale are summarized as follows:

	March 31, 2013
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. government and agency obligations	$2,000	$48	$—	$2,048
Freddie Mac certificates	910	61	—	971
Ginnie Mae certificates	14,182	573	—	14,755
Real estate mortgage investment conduits (REMICs)	423,540	1,825	(754)	424,611
Fannie Mae certificates	6,599	838	—	7,437
Money market accounts	7,066	—	—	7,066
Total	$454,297	$3,345	$(754)	$456,888

	September 30, 2012
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. government and agency obligations	$2,000	$56	$—	$2,056
Freddie Mac certificates	922	67	—	989
Ginnie Mae certificates	16,123	663	—	16,786
REMICs	383,545	2,772	(308)	386,009
Fannie Mae certificates	7,125	764	—	7,889
Money market accounts	7,701	—	—	7,701
Total	$417,416	$4,322	$(308)	$421,430

Gross unrealized losses on securities and the estimated fair value of the related securities, aggregated by investment category and length of time the individual securities have been in a continuous loss position, at March 31, 2013 and September 30, 2012, were as follows:

	March 31, 2013
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$148,548	$626	$18,744	$128	$167,292	$754
Total	$148,548	$626	$18,744	$128	$167,292	$754

	September 30, 2012
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$80,219	$291	$6,550	$17	$86,769	$308
Total	$80,219	$291	$6,550	$17	$86,769	$308

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES
Loans held for investment consist of the following:

	March 31, 2013	September 30, 2012
Real estate loans:
Residential non-Home Today	$7,743,482	$7,943,165
Residential Home Today	193,154	208,325
Home equity loans and lines of credit	2,001,820	2,155,496
Construction	54,728	69,152
Real estate loans	9,993,184	10,376,138
Consumer and other loans	4,276	4,612
Less:
Deferred loan fees—net	(17,241)	(18,561)
Loans-in-process (“LIP”)	(27,748)	(36,736)
Allowance for loan losses	(101,217)	(100,464)
Loans held for investment, net	$9,851,254	$10,224,989
At March 31, 2013 and September 30, 2012, respectively, $96,882 and $124,528 of long-term loans were classified as mortgage loans held for sale.
A large concentration of the Company’s lending is in Ohio and Florida. As of March 31, 2013 and September 30, 2012, the percentages of residential real estate loans held in Ohio were both 77%, and the percentages held in Florida were both 17%, respectively. As of both March 31, 2013 and September 30, 2012, home equity loans and lines of credit were concentrated in the states of Ohio (39%), Florida (29%) and California (12%), respectively. The economic conditions and market for real estate in those states, including to a greater extent Florida, have impacted the ability of borrowers in those areas to repay their loans.
Home Today is an affordable housing program targeted to benefit low- and moderate-income home buyers. Through this program the Association provided the majority of loans to borrowers who would not otherwise qualify for the Association’s loan products, generally because of low credit scores. Although the credit profiles of borrowers in the Home Today program might be described as sub-prime, Home Today loans generally contain the same features as loans offered to our non-Home Today borrowers. Borrowers in the Home Today program must complete financial management education and counseling and must be referred to the Association by a sponsoring organization with which the Association has partnered as part of the program. Borrowers must also meet a minimum credit score threshold. Because the Association applied less stringent underwriting and credit standards to the majority of Home Today loans, loans originated under the program have greater credit risk than its traditional residential real estate mortgage loans. While effective March 27, 2009, the Home Today underwriting guidelines were changed to be substantially the same as the Association’s traditional first mortgage product, the majority of loans in this program were originated prior to that date. As of March 31, 2013 and September 30, 2012, the principal balance of Home Today loans originated prior to March 27, 2009 was $189,534 and $204,733, respectively. The Association does not offer, and has not offered, loan products frequently considered to be designed to target sub-prime borrowers containing features such as higher fees or higher rates, negative amortization, a loan-to-value ratio greater than 100%, or pay option adjustable-rate mortgages.

The recorded investment of loan receivables in non-accrual status is summarized in the following table. Balances are net of deferred fees.

	March 31, 2013	September 30, 2012
Real estate loans:
Residential non-Home Today	$98,268	$105,780
Residential Home Today	37,125	41,087
Home equity loans and lines of credit	30,386	35,316
Construction	220	377
Total real estate loans	165,999	182,560
Consumer and other loans	—	—
Total non-accrual loans	$165,999	$182,560
Loans are placed in non-accrual status when they are contractually 90 days or more past due. Loans modified in troubled debt restructurings that were in non-accrual status prior to the restructurings remain in non-accrual status for a minimum of six months after restructuring. Additionally, home equity loans and lines of credit where the customer has a severely delinquent first mortgage and loans in Chapter 7 bankruptcy status where all borrowers have been discharged of their obligation are placed in non-accrual status. At March 31, 2013 and September 30, 2012, respectively, the recorded investment in non-accrual loans includes $46,956 and $47,742, in troubled debt restructurings which are current according to the terms of their agreement of which $30,922 and $30,631 are performing loans in Chapter 7 bankruptcy status where all borrowers have been discharged of their obligations. Additionally, at March 31, 2013 and September 30, 2012, the recorded investment in non-accrual status loans includes $4,877 and $8,807, respectively, of performing second lien loans subordinate to first mortgages delinquent greater than 90 days.
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
An age analysis of the recorded investment in loan receivables that are past due at March 31, 2013 and September 30, 2012 is summarized in the following tables. When a loan is more than one month past due on its scheduled payments, the loan is considered 30 days or more past due. Balances are net of deferred fees and any applicable loans-in-process.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
March 31, 2013
Real estate loans:
Residential non-Home Today	$11,653	$5,352	$68,539	$85,544	$7,636,382	$7,721,926
Residential Home Today	8,049	2,409	23,251	33,709	156,273	189,982
Home equity loans and lines of credit	7,475	3,194	14,778	25,447	1,984,313	2,009,760
Construction	—	—	220	220	26,307	26,527
Total real estate loans	27,177	10,955	106,788	144,920	9,803,275	9,948,195
Consumer and other loans	—	—	—	—	4,276	4,276
Total	$27,177	$10,955	$106,788	$144,920	$9,807,551	$9,952,471

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
September 30, 2012
Real estate loans:
Residential non-Home Today	$15,015	$10,661	$74,807	$100,483	$7,818,927	$7,919,410
Residential Home Today	10,874	4,736	27,517	43,127	161,743	204,870
Home equity loans and lines of credit	8,676	3,210	16,587	28,473	2,136,255	2,164,728
Construction	—	—	377	377	31,456	31,833
Total real estate loans	34,565	18,607	119,288	172,460	10,148,381	10,320,841
Consumer and other loans	—	—	—	—	4,612	4,612
Total	$34,565	$18,607	$119,288	$172,460	$10,152,993	$10,325,453
In an October 2011 directive, the OCC required all specific valuation allowances (“SVA”) on collateral-dependent loans (SVAs established when the recorded investment in an impaired loan exceeded the measured value of the collateral) maintained by savings institutions to be charged off by March 31, 2012. As permitted, the Company elected to early-adopt this methodology effective for the quarter ended December 31, 2011. As a result, reported loan charge-offs for the six months ended March 31, 2012 included the charge-off of specific valuation allowances, which had a balance of $55,507 at September 30, 2011. The one-time SVA related charge-off did not impact the provision for loan losses for the six months ended March 31, 2012; however, reported loan charge-offs during the six months ended March 31, 2012 increased and the allowance for loan losses decreased accordingly.
Activity in the allowance for loan losses is summarized as follows:

	For the Three Months Ended March 31, 2013
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential non-Home Today	$33,091	$6,084	$(5,264)	$261	$34,172
Residential Home Today	24,383	7,138	(3,839)	61	27,743
Home equity loans and lines of credit	47,246	(3,073)	(6,670)	1,465	38,968
Construction	481	(149)	(48)	50	334
Total real estate loans	105,201	10,000	(15,821)	1,837	101,217
Consumer and other loans	—	—	—	—	—
Total	$105,201	$10,000	$(15,821)	$1,837	$101,217

	For the Three Months Ended March 31, 2012
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential non-Home Today	$29,227	$8,462	$(7,626)	$239	$30,302
Residential Home Today	20,092	5,814	(5,820)	32	20,118
Home equity loans and lines of credit	46,435	12,204	(10,349)	1,041	49,331
Construction	1,129	520	(106)	2	1,545
Total real estate loans	96,883	27,000	(23,901)	1,314	101,296
Consumer and other loans	—	—	—	—	—
Total	$96,883	$27,000	$(23,901)	$1,314	$101,296

	For the Six Months Ended March 31, 2013
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential non-Home Today	$31,618	$11,861	$(9,899)	$592	$34,172
Residential Home Today	22,588	12,376	(7,373)	152	27,743
Home equity loans and lines of credit	45,508	4,186	(12,978)	2,252	38,968
Construction	750	(423)	(53)	60	334
Total real estate loans	100,464	28,000	(30,303)	3,056	101,217
Consumer and other loans	—	—	—	—	—
Total	$100,464	$28,000	$(30,303)	$3,056	$101,217

	For the Six Months Ended March 31, 2012
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential non-Home Today	$49,484	$15,640	$(35,164)	$342	$30,302
Residential Home Today	31,025	18,717	(29,708)	84	20,118
Home equity loans and lines of credit	74,071	7,307	(33,573)	1,526	49,331
Construction	2,398	336	(1,192)	3	1,545
Total real estate loans	156,978	42,000	(99,637)	1,955	101,296
Consumer and other loans	—	—	—	—	—
Total	$156,978	$42,000	$(99,637)	$1,955	$101,296

The recorded investment in loan receivables at March 31, 2013 and September 30, 2012 is summarized in the following table. The table provides details of the recorded balances according to the method of evaluation used for determining the allowance for loan losses, distinguishing between determinations made by evaluating individual loans and determinations made by evaluating groups of loans not individually evaluated. Balances of recorded investments are net of deferred fees and any applicable loans-in-process.

	March 31, 2013			September 30, 2012
	Individually	Collectively	Total	Individually	Collectively	Total
Real estate loans:
Residential non-Home Today	$156,407	$7,565,519	$7,721,926	$165,121	$7,754,289	$7,919,410
Residential Home Today	86,651	103,331	189,982	95,355	109,515	204,870
Home equity loans and lines of credit	32,836	1,976,924	2,009,760	37,016	2,127,712	2,164,728
Construction	951	25,576	26,527	1,378	30,455	31,833
Total real estate loans	276,845	9,671,350	9,948,195	298,870	10,021,971	10,320,841
Consumer and other loans	—	4,276	4,276	—	4,612	4,612
Total	$276,845	$9,675,626	$9,952,471	$298,870	$10,026,583	$10,325,453

An analysis of the allowance for loan losses at March 31, 2013 and September 30, 2012 is summarized in the following table. The analysis provides details of the allowance for loan losses according to the method of evaluation, distinguishing between allowances for loan losses determined by evaluating individual loans and allowances for loan losses determined by evaluating groups of loans not individually evaluated.

	March 31, 2013			September 30, 2012
	Individually	Collectively	Total	Individually	Collectively	Total
Real estate loans:
Residential non-Home Today	$7,471	$26,701	$34,172	$6,220	$25,398	$31,618
Residential Home Today	8,519	19,224	27,743	9,747	12,841	22,588
Home equity loans and lines of credit	1,598	37,370	38,968	3,928	41,580	45,508
Construction	32	302	334	41	709	750
Total real estate loans	17,620	83,597	101,217	19,936	80,528	100,464
Consumer and other loans	—	—	—	—	—	—
Total	$17,620	$83,597	$101,217	$19,936	$80,528	$100,464
At March 31, 2013 and September 30, 2012, individually evaluated loans that required an allowance were comprised only of loans evaluated for impairment based on the present value of cash flows, such as performing troubled debt restructurings, and loans with a further deterioration in the fair value of collateral not yet identified as uncollectible. All other individually evaluated loans received a charge-off if applicable.
Because many variables are considered in determining the appropriate level of general valuation allowances, directional changes in individual considerations do not always align with the directional change in the balance of a particular component of the general valuation allowance. At March 31, 2013 and September 30, 2012, respectively, allowances on individually reviewed loans evaluated for impairment based on the present value of cash flows, such as performing troubled debt restructurings were $17,160 and $17,720; allowances on performing second liens subordinate to first mortgages delinquent greater than 90 days were $0 and $1,550; and allowances on loans with further deteriorations in the fair value of collateral not yet identified as uncollectible were $460 and $666.
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
As described earlier in this footnote, Home Today loans have greater credit risk than traditional residential real estate mortgage loans. At March 31, 2013 and September 30, 2012, respectively, approximately 52% and 54% of Home Today loans include private mortgage insurance coverage. The majority of the coverage on these loans was provided by PMI Mortgage Insurance Co. (“PMIC”), which the Arizona Department of Insurance seized in 2011 and indicated that all claims payments would be reduced by 50%. In late March 2013, PMIC notified the Association that all payments would be paid at 55% of the claim with the remainder deferred. Appropriate adjustments have been made to the Association’s affected valuation allowances and charge-offs, and estimated loss severity factors were adjusted accordingly for loans evaluated collectively. The amount of loans in our owned portfolio covered by mortgage insurance provided by PMIC as of March 31, 2013 and September 30, 2012, respectively, was $266,076 and $303,621 of which $240,775 and $273,225 was current. The amount of loans in our owned portfolio covered by mortgage insurance provided by Mortgage Guaranty Insurance Corporation ("MGIC") as of March 31, 2013 and September 30, 2012, respectively, was $104,102 and $118,055 of which $102,451 and $116,132 was current. As of March 31, 2013, MGIC's long-term debt rating, as published by the major credit rating agencies, did not meet the requirements to qualify as "investment grade"; however, MGIC continues to make claims payments in accordance with its contractual obligations and the Association has not increased its estimated loss severity factors related to MGIC's claim paying ability. No other loans were covered by mortgage insurers that were deferring claim payments or which we assessed as being non-investment grade.
Home equity lines of credit represent a significant portion of the residential real estate portfolio. The state of the economy and low housing prices continue to have an adverse impact on this portfolio since the home equity lines generally are in a second lien position. Between June 28, 2010 and March 20, 2012, due to the deterioration in overall housing conditions including concerns for loans and lines in a second lien position, home equity lines of credit and home equity loans were not offered by the Association. Beginning in March, 2012, the Association offered redesigned home equity lines of credit to qualifying existing home equity customers, subject to certain property and credit performance conditions. In February 2013 we further modified the product design and in April 2013 we extended the offer to both existing home equity customers and new consumers in Ohio, Florida and selected counties in Kentucky.
Construction loans generally have greater credit risk than traditional residential real estate mortgage loans. The repayment of these loans depends upon the sale of the property to third parties or the availability of permanent financing upon completion of all improvements. In the event we make a loan on property that is not yet approved for the planned development, there is the risk that approvals will not be granted or will be delayed. These events may adversely affect the borrower and the collateral value of the property. Construction loans also expose the Association to the risk that improvements will not be completed on time in accordance with specifications and projected costs. In addition, the ultimate sale or rental of the property may not occur as anticipated. Effective August 30, 2011, the Association made the strategic decision to exit the commercial construction loan business and ceased accepting new builder relationships. Builder commitments in place at that time were honored for a limited period, giving our customers the ability to secure new borrowing relationships.
The recorded investment and the unpaid principal balance of impaired loans, including those whose terms have been modified in troubled debt restructurings, as of March 31, 2013 and September 30, 2012 are summarized as follows. Balances of recorded investments are net of deferred fees.

	March 31, 2013			September 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Residential non-Home Today	$91,888	$121,694	$—	$96,227	$126,806	$—
Residential Home Today	34,565	68,046	—	36,578	68,390	—
Home equity loans and lines of credit	25,630	50,076	—	24,397	41,974	—
Construction	551	793	—	970	1,349	—
Consumer and other loans	—	—	—	—	—	—
Total	$152,634	$240,609	$—	$158,172	$238,519	$—
With an allowance recorded:
Residential non-Home Today	$64,519	$66,004	$7,471	$68,894	$70,577	$6,220
Residential Home Today	52,086	53,156	8,519	58,777	60,104	9,747
Home equity loans and lines of credit	7,206	7,654	1,598	12,619	13,554	3,928
Construction	400	400	32	408	408	41
Consumer and other loans	—	—	—	—	—	—
Total	$124,211	$127,214	$17,620	$140,698	$144,643	$19,936
Total impaired loans:
Residential non-Home Today	$156,407	$187,698	$7,471	$165,121	$197,383	$6,220
Residential Home Today	86,651	121,202	8,519	95,355	128,494	9,747
Home equity loans and lines of credit	32,836	57,730	1,598	37,016	55,528	3,928
Construction	951	1,193	32	1,378	1,757	41
Consumer and other loans	—	—	—	—	—	—
Total	$276,845	$367,823	$17,620	$298,870	$383,162	$19,936

At March 31, 2013 and September 30, 2012, respectively, the recorded investment in impaired loans includes $207,310 and $221,399 of loans modified in troubled debt restructurings of which $35,684 and $39,127 are 90 days or more past due.
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

Charge-offs on residential mortgage loans, home equity loans and lines of credit, and construction loans are recognized when triggering events, such as foreclosure actions, short sales, or deeds accepted in lieu of repayment, result in less than full repayment of the recorded investment in the loans.

Partial or full charge-offs are also recognized for the amount of impairment on loans considered collateral dependent that meet the conditions described below.

•	For residential mortgage loans, payments are greater than 180 days delinquent;

•	For home equity lines of credit, equity loans, and residential loans modified in a troubled debt restructuring, payments are greater than 90 days delinquent;

•
For construction loans to builders, the loan is greater than 90 days delinquent or a review of the borrowers' current financial information calls into question the borrowers' ability to meet the contractual obligations of the loan;

•	For all classes of loans, a sheriff sale is scheduled within 60 days to sell the collateral securing the loan;

•	For all classes of loans, all borrowers have been discharged of their obligation through a chapter 7 bankruptcy;

•	For all classes of loans, a borrower obligated on a loan has filed bankruptcy and the loan is greater than 30 days delinquent;

•	For all classes of loans, it becomes evident that a loss is probable.

Collateral dependent residential mortgage loans and construction loans are charged off to the extent the recorded investment in a loan, net of anticipated mortgage insurance claims, exceeds the fair value less costs to dispose of the underlying property. Home equity loans or lines of credit are charged off to the extent the recorded investment in the loan plus the balance of any senior liens exceeds the fair value less costs to dispose of the underlying property or management determines the collateral is not sufficient to satisfy the loan. A loan in any portfolio that is identified as collateral dependent will continue to be reported as impaired until it is no longer considered collateral dependent, is less than 30 days past due and does not have a prior charge-off. A loan in any portfolio that has a partial charge-off consequent to impairment evaluation will continue to be individually evaluated for impairment until, at a minimum, the impairment has been recovered.

The following summarizes the effective dates of charge-off policies that changed or were first implemented during the current and previous four fiscal years and the portfolios to which those policies apply.

Effective Date	Policy	Residential Non-Home Today	Residential Home Today	Home Equity Lines of Credit	Home Equity Loans	Construction
9/30/2012	Pursuant to an OCC directive, a loan is considered collateral dependent and any collateral shortfall is charged off when all borrowers obligated on a loan are discharged through Chapter 7 bankruptcy	X	X	X	X	X
6/30/2012	Loans in any form of bankruptcy greater than 30 days past due are considered collateral dependent and any collateral shortfall is charged off	X	X	X	X	X
12/31/2011
Pursuant to an OCC directive, impairment on collateral dependent loans previously recognized as Specific Valuation Allowances (SVAs) were charged off. Charge-offs are recorded to recognize confirmed collateral shortfalls on impaired loans. (1)
		X	X	X	X	X
9/30/2010	Timing of impairment evaluation was accelerated to include equity loans greater than 90 days delinquent (2)				X

(1)
Prior to 12/31/2011, partial charge-offs were not used, but a SVA was established when the recorded investment in the loan exceeded the fair value of the collateral less costs to sell. Individual loans were only charged off when a triggering event occurred, such as a foreclosure action was culminated, a short sale was approved, or a deed was accepted in lieu of repayment.

(2)	Prior to 9/30/2010, impairment evaluations on equity loans were performed when the loan was greater than 180 days delinquent.

Loans modified in troubled debt restructurings that are not evaluated based on collateral are separately evaluated for impairment on a loan by loan basis at the time of restructuring and at each subsequent reporting date for as long as they are reported as troubled debt restructurings. The impairment evaluation is based on the present value of expected future cash flows discounted at the effective interest rate of the original loan. Expected future cash flows include a discount factor representing a potential for default. Valuation allowances are recorded for the excess of the recorded investments over the result of the cash flow analysis. Loans discharged in Chapter 7 bankruptcy are reported as troubled debt restructurings and also evaluated based on the present value of expected future cash flows unless evaluated based on collateral. Consumer loans are not considered for restructuring. A loan modified in a troubled debt restructuring is classified as an impaired loan for a minimum of one year. After one year, a loan is no longer included in the balance of impaired loans if the loan was modified to yield a market rate for loans of similar credit risk at the time of restructuring and the loan is not impaired based on the terms of restructuring agreement. No troubled debt restructurings were reclassified from impaired loans during the quarter ended or six months ended March 31, 2013.

The average recorded investment in impaired loans and the amount of interest income recognized during the period that the loans were impaired are summarized below.

	For the Three Months Ended March 31,
	2013		2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential non-Home Today	$92,774	$258	$78,237	$283
Residential Home Today	35,450	18	41,377	437
Home equity loans and lines of credit	27,619	114	18,170	37
Construction	666	4	654	1
Consumer and other loans	—	—	—	—
Total	$156,509	$394	$138,438	$758
With an allowance recorded:
Residential non-Home Today	$65,963	$803	$59,536	$765
Residential Home Today	53,691	632	67,164	658
Home equity loans and lines of credit	7,947	64	4,339	41
Construction	402	4	1,283	8
Consumer and other loans	—	—	—	—
Total	$128,003	$1,503	$132,322	$1,472
Total impaired loans:
Residential non-Home Today	$158,737	$1,061	$137,773	$1,048
Residential Home Today	89,141	650	108,541	1,095
Home equity loans and lines of credit	35,566	178	22,509	78
Construction	1,068	8	1,937	9
Consumer and other loans	—	—	—	—
Total	$284,512	$1,897	$270,760	$2,230

	For the Six Months Ended March 31,
	2013		2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential non-Home Today	$94,058	$657	$56,096	$504
Residential Home Today	35,572	86	24,313	702
Home equity loans and lines of credit	25,014	296	13,512	91
Construction	761	8	628	13
Consumer and other loans	—	—	—	—
Total	$155,405	$1,047	$94,549	$1,310
With an allowance recorded:
Residential non-Home Today	$66,707	$1,645	$93,630	$1,486
Residential Home Today	55,432	1,274	96,359	1,277
Home equity loans and lines of credit	9,913	138	16,556	80
Construction	404	8	2,893	28
Consumer and other loans	—	—	—	—
Total	$132,456	$3,065	$209,438	$2,871
Total impaired loans:
Residential non-Home Today	$160,765	$2,302	$149,726	$1,990
Residential Home Today	91,004	1,360	120,672	1,979
Home equity loans and lines of credit	34,927	434	30,068	171
Construction	1,165	16	3,521	41
Consumer and other loans	—	—	—	—
Total	$287,861	$4,112	$303,987	$4,181
The amounts of interest income on impaired loans recognized using a cash-basis method was $278 and $877 for the quarter ended and six months ended ended March 31, 2013, respectively, and $728 and $1,294 for the quarter ended and six months ended March 31, 2012, respectively.
The recorded investment in troubled debt restructurings as of March 31, 2013 and September 30, 2012 is shown in the tables below.

March 31, 2013	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Modifications	Bankruptcy	Total
Residential non-Home Today	$18,779	$2,480	$14,373	$19,406	$16,891	$40,706	$112,635
Residential Home Today	18,071	278	11,210	20,753	19,397	5,226	74,935
Home equity loans and lines of credit	86	720	840	186	487	16,802	19,121
Construction	—	601	—	—	—	18	619
Total	$36,936	$4,079	$26,423	$40,345	$36,775	$62,752	$207,310

September 30, 2012	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Modifications	Bankruptcy	Total
Residential non-Home Today	$22,039	$2,802	$17,106	$20,787	$9,438	$45,861	$118,033
Residential Home Today	21,977	360	13,991	27,058	11,960	6,548	81,894
Home equity loans and lines of credit	105	646	960	257	384	18,334	20,686
Construction	—	634	—	—	—	152	786
Total	$44,121	$4,442	$32,057	$48,102	$21,782	$70,895	$221,399

For all loans modified during the quarter ended and six months ended March 31, 2013 and March 31, 2012 (set forth in the table below), the pre-modification outstanding recorded investment was not materially different from the post-modification outstanding recorded investment.
The following tables set forth the recorded investment in troubled debt restructured loans modified during the period, by the types of concessions granted. Reported values for the prior year have not been adjusted for discharged Chapter 7 bankruptcies that were reclassified as troubled debt restructurings per the OCC interpretive guidance issued in July 2012.

	For the Three Months Ended March 31, 2013
	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Modifications	Bankruptcy	Total
Residential non-Home Today	$423	$—	$—	$1,107	$1,810	2,511	$5,851
Residential Home Today	—	—	—	144	3,209	471	3,824
Home equity loans and lines of credit	—	—	—	19	8	960	987
Total	$423	$—	$—	$1,270	$5,027	3,942	$10,662

	For the Six Months Ended March 31, 2013
	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Modifications	Bankruptcy	Total
Residential non-Home Today	$1,799	$—	$—	$2,292	$3,299	5,199	$12,589
Residential Home Today	147	—	—	490	6,791	1,097	8,525
Home equity loans and lines of credit	13	100	—	19	8	1,990	2,130
Total	$1,959	$100	$—	$2,801	$10,098	$8,286	$23,244

	For the Three Months Ended March 31, 2012
	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Modifications	Total
Residential non-Home Today	$2,638	$261	$193	$1,703	$364	$5,159
Residential Home Today	201	—	124	819	875	2,019
Home equity loans and lines of credit	24	—	—	14	67	105
Total	$2,863	$261	$317	$2,536	$1,306	$7,283

	For the Six Months Ended March 31, 2012
	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Modifications	Total
Residential non-Home Today	$5,360	$261	$1,430	$4,417	$1,613	$13,081
Residential Home Today	1,368	—	1,285	1,740	2,671	7,064
Home equity loans and lines of credit	24	—	62	14	158	258
Total	$6,752	$261	$2,777	$6,171	$4,442	$20,403
Troubled debt restructured loans may be modified more than once. Among other requirements, a re-modification may be available for a borrower upon the expiration of temporary modification terms if the borrower cannot return to regular loan payments. If the borrower is experiencing an income curtailment that temporarily has reduced his/her capacity to repay, such as loss of employment, reduction of hours, non-paid leave or short term disability, a temporary modification is considered. If the borrower lacks the capacity to repay the loan at the current terms due to a permanent condition, a permanent modification is considered. In evaluating the need for a re-modification, the borrower’s ability to repay is generally assessed utilizing a debt to income and cash flow analysis. As the economy remains sluggish and high unemployment persists, the need for re-modifications continues to linger. Beginning with the quarter ended December 31, 2012, loans discharged in Chapter 7 bankruptcy are classified as multiple modifications if the loan's original terms had also been modified by the Association.

The following tables provide information on troubled debt restructured loans modified within the previous 12 months that defaulted, or were at least 30 days past due on one scheduled payment, during the period presented. Reported values for the quarter ended and six months ended March 31, 2013 include loans in Chapter 7 bankruptcy status, where at least one borrower has been discharged of their obligation within the previous 12 months. Prior year activity has not been adjusted for Chapter 7 bankruptcies.

	For the Three Months Ended March 31, 2013		For the Six Months Ended March 31, 2013
Troubled Debt Restructurings That Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)		(Dollars in thousands)
Residential non-Home Today	62	$6,702	66	$7,124
Residential Home Today	53	2,491	54	2,499
Home equity loans and lines of credit	26	937	36	994
Construction	1	18	1	18
Total	142	$10,148	157	$10,635

	For the Three Months Ended March 31, 2012		For the Six Months Ended March 31, 2012
Troubled Debt Restructurings That Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)		(Dollars in thousands)
Residential non-Home Today	11	$1,172	12	$1,217
Residential Home Today	52	4,189	60	4,960
Home equity loans and lines of credit	1	22	1	22
Total	64	$5,383	73	$6,199
The following tables provide information about the credit quality of residential loan receivables by an internally assigned grade. Balances are net of deferred fees and any applicable LIP.

	Pass	Special Mention	Substandard	Loss	Total
March 31, 2013
Real Estate Loans:
Residential non-Home Today	$7,618,151	$—	$103,775	$—	$7,721,926
Residential Home Today	151,993	—	37,989	—	189,982
Home equity loans and lines of credit	1,967,463	8,926	33,371	—	2,009,760
Construction	25,977	—	550	—	26,527
Total	$9,763,584	$8,926	$175,685	$—	$9,948,195

	Pass	Special Mention	Substandard	Loss	Total
September 30, 2012
Real Estate Loans:
Residential non-Home Today	$7,812,028	$—	$107,382	$—	$7,919,410
Residential Home Today	163,332	—	41,538	—	204,870
Home equity loans and lines of credit	2,118,926	9,868	35,934	—	2,164,728
Construction	30,850	—	983	—	31,833
Total	$10,125,136	$9,868	$185,837	$—	$10,320,841
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
At March 31, 2013 and September 30, 2012, respectively, the recorded investment of impaired loans includes $121,354 and $133,508 of troubled debt restructurings that are individually evaluated for impairment, but have adequately performed under the terms of the restructuring and are classified as pass loans. At March 31, 2013 and September 30, 2012, respectively, there were $20,227 and $20,475 of loans classified substandard and $8,893 and $9,868 of loans designated special mention that are not included in the recorded investment of impaired loans; rather, they are included in loans collectively evaluated for impairment.
The following table provides information about the credit quality of consumer loan receivables by payment activity.

	March 31, 2013	September 30, 2012
Performing	$4,276	$4,612
Nonperforming	—	—
Total	$4,276	$4,612
Consumer loans are internally assigned a grade of nonperforming when they become 90 days or more past due.

5.	DEPOSITS
Deposit account balances are summarized as follows:

	March 31, 2013	September 30, 2012
Negotiable order of withdrawal accounts	$1,052,209	$1,006,125
Savings accounts	1,812,206	1,777,295
Certificates of deposit	5,892,504	6,197,319
	8,756,919	8,980,739
Accrued interest	363	680
Total deposits	$8,757,282	$8,981,419

6.	INCOME TAXES
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and city jurisdictions. With few exceptions, the Company is no longer subject to federal tax examinations for tax years prior to 2011 and state tax examinations for tax years prior to 2009.
Subsequent Event – On April 29, 2013, the Ohio Department of Taxation concluded an audit of the Association's Ohio Franchise Tax Returns for fiscal years ended September 30, 2009, 2010 and 2011 with no audit adjustments.
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

The components of net periodic benefit cost (income) recognized in the statements of income are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Service cost	$—	$—	$—	$1,005
Interest cost	735	678	1,469	1,595
Expected return on plan assets	(1,029)	(945)	(2,058)	(1,837)
Amortization of net loss	139	58	278	458
Amortization of prior service cost	—	—	—	(15)
Recognized net gain due to curtailment	—	—	—	(267)
Net periodic benefit cost	$(155)	$(209)	$(311)	$939
There were no minimum employer contributions paid during the six months ended March 31, 2013. No minimum employer contributions are expected during the remainder of the fiscal year.

8.	EQUITY INCENTIVE PLAN
On December 28, 2012, 583,500 options to purchase our common stock and 116,500 restricted stock units were granted to certain officers and employees of the Company. The awards were made pursuant to the shareholder-approved 2008 Equity Incentive Plan.
During the six months ended March 31, 2013 and 2012, the Company recorded $3,259 and $3,777, respectively, of stock-based compensation expense, comprised of stock option expense of $1,632 and $1,939, respectively, and restricted stock units expense of $1,627 and $1,838, respectively.
At March 31, 2013, 6,633,409 shares were subject to options, with a weighted average exercise price of $11.12 per share and a weighted average grant date fair value of $2.92 per share. Expected future expense related to the 4,128,679 non-vested options outstanding as of March 31, 2013 is $5,995 over a weighted average of 2.1 years. At March 31, 2013, 1,336,601 restricted stock units, with a weighted average grant date fair value of $10.59 per unit, are unvested. Expected future compensation expense relating to the 1,554,184 restricted stock units outstanding as of March 31, 2013 is $7,452 over a weighted average period of 2.5 years. Each unit is equivalent to one share of common stock.

9.	COMMITMENTS AND CONTINGENT LIABILITIES
In the normal course of business, the Company enters into commitments with off-balance sheet risk to meet the financing needs of its customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to originate loans generally have fixed expiration dates of 60 to 360 days or other termination clauses and may require payment of a fee. Unfunded commitments related to home equity lines of credit generally expire 5 to 10 years following the date that the line of credit was established, subject to various conditions, which include compliance with payment obligations, adequacy of collateral securing the line and maintenance of a satisfactory credit profile by the borrower. Since some of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
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
At March 31, 2013, the Company had commitments to originate loans as follows:

Fixed-rate mortgage loans	$335,979
Adjustable-rate mortgage loans	293,604
Equity and bridge loans	6,365
Total	$635,948

At March 31, 2013, the Company had unfunded commitments outstanding as follows:

Home equity lines of credit (excluding commitments for suspended accounts)	$1,240,231
Construction loans	27,748
Private equity investments	13,041
Total	$1,281,020
At March 31, 2013, the unfunded commitment on home equity lines of credit, including commitments for accounts suspended as a result of material default or a decline in equity, is $1,458,122.
The Company assumes a portion of the mortgage guaranty insurance on an excess of loss basis for the mortgage guaranty risks of certain mortgage loans in its own portfolio, including Home Today loans and loans in its servicing portfolio, through reinsurance contracts with two primary mortgage insurance companies. Under these contracts, the Company absorbs mortgage insurance losses in a range of 5% to 12% in excess of the initial 5% loss layer of a given pool of loans, in exchange for a portion of the pool’s mortgage insurance premiums. The first 5% layer of loss must be exceeded before the Company assumes any liability. At March 31, 2013, the maximum losses under the reinsurance contracts were limited to $14,123. The Company has paid $4,958 of losses under these reinsurance contracts and has provided a liability for the remaining estimated losses totaling $2,402 as of March 31, 2013. When evaluating whether or not the reserves provide a reasonable provision for unpaid loss and loss adjustment expenses, it is necessary to project future loss and loss adjustment expense emergence and payments for loan delinquencies occurring through the balance sheet date. The actual future loss and loss adjustment expense may not develop as actuarially projected. They may in fact vary materially from the projections as mortgage insurance results are influenced by a number of factors such as unemployment, housing market conditions and loan repayment rates. Management believes it has made adequate provision for estimated losses. Based upon notice from the Company’s two primary mortgage insurance companies, no new contracts have been added to the Company’s risk exposure since December 31, 2008. The Company’s insurance partners have retained all new mortgage insurance premiums and all new risk after that date.
The following table summarizes the activity in the liability for unpaid losses and loss adjustment expenses:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Balance, beginning of period	$2,621	$3,979	$3,351	$4,023
Incurred increase (decrease)	201	329	(50)	500
Paid claims	(420)	(530)	(899)	(745)
Balance, end of period	$2,402	$3,778	$2,402	$3,778
At March 31, 2013 and September 30, 2012, the Company had commitments to securitize and sell mortgage loans which totaled $0 and $2,830, respectively.
Management expects that the above commitments will be funded through normal operations.

10.	FAIR VALUE
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
As permitted under the fair value guidance in U.S. GAAP, the Company elects to measure at fair value mortgage loans classified as held for sale that are subject to pending agency contracts to securitize and sell loans. This election is expected to reduce volatility in earnings related to timing issues on these contracts. At March 31, 2013 and September 30, 2012, respectively, there were $0 and $3,017 loans held for sale, with unpaid principal balances of $0 and $2,830, subject to pending agency contracts for which the fair value option was elected. Included in the net gain (loss) on the sale of loans is $0 for the three months ending March 31, 2013 and 2012 and $(210) and $0 for the six months ending March 31, 2013 and 2012, respectively, related to changes during the period in the fair value of loans held for sale subject to pending agency contracts.
Presented below is a discussion of the methods and significant assumptions used by the Company to estimate fair value.
Investment Securities Available for Sale – Investment securities available for sale are recorded at fair value on a recurring basis. At March 31, 2013 and September 30, 2012, respectively, this includes $449,822 and $413,729 of investments in U.S. government and agency obligations including U.S. Treasury notes and sequentially structured, highly liquid collateralized mortgage obligations (“CMOs”) issued by Fannie Mae, Freddie Mac, and Ginnie Mae and $7,066 and $7,701 of secured institutional money market deposits insured by the FDIC up to the current coverage limits, with any excess collateralized by the holding institution. Both are measured using the market approach. The fair values of treasury notes and CMOs represent unadjusted price estimates obtained from third party independent nationally recognized pricing services using pricing models or quoted prices of securities with similar characteristics and are included in Level 2 of the hierarchy. At the time of initial measurement and, subsequently, when changes in methodologies occur, management obtains and reviews documentation of pricing methodologies used by third party pricing services to verify that prices are determined in accordance with fair value guidance in U.S. GAAP and to ensure that assets are properly classified in the fair value hierarchy. Additionally, third party pricing is reviewed on a monthly basis for reasonableness based on the market knowledge and experience of company personnel that interact daily with the markets for these types of securities. The carrying amount of the money market deposit accounts is considered a reasonable estimate of their fair value because they are cash deposits in interest bearing accounts valued at par. These accounts are included in Level 1 of the hierarchy.
Mortgage Loans Held for Sale – The fair value of mortgage loans held for sale is estimated using a market approach based on quoted secondary market pricing for loan portfolios with similar characteristics. Loans held for sale are carried at the lower of cost or fair value except, as described above, the Company elects the fair value measurement option for mortgage loans held for sale subject to pending agency contracts to securitize and sell loans. Loans held for sale are included in Level 2 of the hierarchy. At March 31, 2013 and September 30, 2012 there were $0 and $3,017, respectively, of loans held for sale measured at fair value and $96,882 and $121,511, respectively, of loans held for sale carried at cost.
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
To calculate impairment of collateral-dependent loans, the fair market values of the collateral are reduced by a calculated cost to sell derived from historical experience and recent market conditions to reflect average net proceeds. A valuation allowance is recorded by a charge to income for any indicated impairment loss. When no impairment loss is indicated, the carrying amount is considered to approximate the fair value of that loan to the Company because contractually that is the maximum recovery the Company can expect. Loans individually evaluated for impairment based on the fair value of the collateral are included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis.
Loans held for investment that have been restructured in troubled debt restructurings and are performing according to the modified terms of the loan agreement are individually evaluated for impairment using the present value of expected future cash flows based on the loan’s original effective interest rate, which is not a fair value measurement. At March 31, 2013 and September 30, 2012, respectively, this included $123,432 and $137,468 in recorded investment of troubled debt restructurings with related allowances for loss of $17,160 and $17,602.
Real Estate Owned – Real estate owned includes real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of the cost basis or fair value less estimated costs to sell. Fair value is estimated under the market approach using independent third party appraisals. As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions. At March 31, 2013 and September 30, 2012, these adjustments were not significant to reported fair values. At March 31, 2013 and September 30, 2012, respectively, there was $16,810 and $16,131 of real estate owned included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis where the cost basis exceeded the fair values less estimated costs to sell these properties. Real estate owned, as reported in the Consolidated Statements of Condition, includes estimated costs to sell of $1,601 and $1,383 related to properties measured at fair value and $4,659 and $4,899 of properties carried at their original or adjusted cost basis at March 31, 2013 and September 30, 2012, respectively.
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
Assets and liabilities carried at fair value on a recurring basis in the Consolidated Statements of Condition at March 31, 2013 and September 30, 2012 are summarized below. There were no liabilities carried at fair value on a recurring basis at March 31, 2013.

		Recurring Fair Value Measurements at Reporting Date Using
	March 31, 2013	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available for sale:
U.S. government and agency obligations	$2,048	$—	$2,048	$—
Freddie Mac certificates	971	—	971	—
Ginnie Mae certificates	14,755	—	14,755	—
REMICs	424,611	—	424,611	—
Fannie Mae certificates	7,437	—	7,437	—
Money market accounts	7,066	7,066	—	—
Derivatives:
Interest rate lock commitments	482	—	—	482
Total	$457,370	$7,066	$449,822	$482

		Recurring Fair Value Measurements at Reporting Date Using
	September 30, 2012	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available for sale:
U.S. government and agency obligations	$2,056	$—	$2,056	$—
Freddie Mac certificates	989	—	989	—
Ginnie Mae certificates	16,786	—	16,786	—
REMICs	386,009	—	386,009	—
Fannie Mae certificates	7,889	—	7,889	—
Money market accounts	7,701	7,701	—	—
Mortgage loans held for sale	3,017	—	3,017	—
Derivatives:
Interest rate lock commitments	404	—	—	404
Total	$424,851	$7,701	$416,746	$404

Liabilities
Derivatives:
Forward commitments for the sale of mortgage loans	$243	$—	$243	$—
Total	$243	$—	$243	$—
The table below presents a reconciliation of the beginning and ending balances and the location within the Consolidated Statements of Income where gains due to changes in fair value are recognized on interest rate lock commitments which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Beginning balance	$342	$—	$404	$—
Gains during the period due to changes in fair value:
Included in other non-interest income	140	—	78	—
Ending balance	$482	$—	$482	$—
Change in unrealized gains for the period included in earnings for assets held at end of the reporting date	$482	$—	$482	$—
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

		Nonrecurring Fair Value Measurements at Reporting Date Using
	March 31, 2013	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Impaired loans, net of allowance	$152,952	$—	$—	$152,952
Real estate owned[1]	16,810	—	—	16,810
Total	$169,762	$—	$—	$169,762

[1]	Amounts represent fair value measurements of properties before deducting estimated costs to sell.

		Nonrecurring Fair Value Measurements at Reporting Date Using
	September 30, 2012	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Impaired loans, net of allowance	$159,069	$—	$—	$159,069
Real estate owned[1]	16,131	—	—	16,131
Total	$175,200	$—	$—	$175,200

[1]	Amounts represent fair value measurements of properties before deducting estimated costs to sell.
The following provides quantitative information about significant unobservable inputs categorized within Level 3 of the Fair Value Hierarchy.

	Fair Value						Weighted
	3/31/2013	Valuation Technique(s)	Unobservable Input	Range			Average
Impaired loans, net of allowance	$152,952	Market comparables of collateral discounted to estimated net proceeds	Discount appraised value to estimated net proceeds based on historical experience:
			• Residential Properties	0	-	24%	8.6%

Interest rate lock commitments	$482	Quoted Secondary Market pricing	Closure rate	0	-	100%	49.4%

	Fair Value						Weighted
	9/30/2012	Valuation Technique(s)	Unobservable Input	Range			Average
Impaired loans, net of allowance	$159,069	Market comparables of collateral discounted to estimated net proceeds	Discount appraised value to estimated net proceeds based on historical experience:
			• Residential Properties	0	-	24%	10.5%

Interest rate lock commitments	$404	Quoted Secondary Market pricing	Closure rate	0	-	100%	56.0%

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

	March 31, 2013
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and due from banks	$31,982	$31,982	$31,982	$—	$—
Other interest bearing cash equivalents	252,164	252,164	252,164	—	—
Investment securities:
Available for sale	456,888	456,888	7,066	449,822	—
Mortgage loans held for sale	96,882	100,545	—	100,545
Loans, net:
Mortgage loans held for investment	9,846,978	10,163,845	—	—	10,163,845
Other loans	4,276	4,562	—	—	4,562
Federal Home Loan Bank stock	35,620	35,620	N/A	—	—
Private equity investments	782	782	—	—	782
Accrued interest receivable	32,037	32,037	—	32,037	—
Derivatives	482	482	—	—	482
Liabilities:
NOW and passbook accounts	$2,864,415	$2,864,415	$—	$2,864,415	$—
Certificates of deposit	5,892,867	5,967,188	—	5,967,188	—
Borrowed funds	315,919	317,969	—	317,969	—
Borrowers’ advances for taxes and insurance	60,753	60,753	—	60,753	—
Principal, interest and escrow owed on loans serviced	114,889	114,889	—	114,889	—

	September 30, 2012
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and due from banks	$38,914	$38,914	$38,914	$—	$—
Other interest bearing cash equivalents	269,348	269,348	269,348	—	—
Investment securities:
Available for sale	421,430	421,430	7,701	413,729	—
Mortgage loans held for sale	124,528	129,358	—	129,358
Loans, net:
Mortgage loans held for investment	10,220,377	10,630,220	—	—	10,630,220
Other loans	4,612	4,957	—	—	4,957
Federal Home Loan Bank stock	35,620	35,620	N/A	—	—
Private equity investments	944	944	—	—	944
Accrued interest receivable	34,887	34,887	—	34,887	—
Derivatives	404	404	—	—	404
Liabilities:
NOW and passbook accounts	$2,783,420	$2,783,420	$—	$2,783,420	$—
Certificates of deposit	6,197,999	6,353,376	—	6,353,376	—
Borrowed funds	488,191	490,880	—	490,880	—
Borrowers’ advances for taxes and insurance	67,864	67,864	—	67,864	—
Principal, interest and escrow owed on loans serviced	127,539	127,539	—	127,539	—
Derivatives	243	243	—	243	—
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
The Company enters into forward commitments for the sale of mortgage loans principally to protect against the risk of adverse interest rate movements on net income. The Company recognizes the fair value of such contracts when the characteristics of those contracts meet the definition of a derivative. These derivatives are not designated in a hedging relationship; therefore, gains and losses are recognized immediately in the statement of income. In addition, the Company enters into commitments to originate a portion of its loans, which when funded, are classified as held for sale. Such commitments meet the definition of a derivative and are not designated in a hedging relationship; therefore, gains and losses are recognized immediately in the statement of income. The Company had no derivatives designated as hedging instruments under Accounting Standards Codification (“ASC”) 815, “Derivatives and Hedging,” at March 31, 2013 or September 30, 2012.
The following table provides the locations within the Consolidated Statements of Condition and the fair values for derivatives not designated as hedging instruments.

	Asset Derivatives
	March 31, 2013		September 30, 2012
	Location	Fair Value	Location	Fair Value
Interest rate lock commitments	Other Assets	$482	Other Assets	$404

	Liability Derivatives
	March 31, 2013		September 30, 2012
	Location	Fair Value	Location	Fair Value
Forward commitments for the sale of mortgage loans	Other Liabilities	$—	Other Liabilities	$243
The following table summarizes the locations and amounts of gain recognized within the Consolidated Statements of Income on derivative instruments not designated as hedging instruments.

		Amount of Gain Recognized in Income on Derivatives
		Three Months Ended		Six Months Ended
	Location of Gain	March 31,		March 31,
	Recognized in Income	2013	2012	2013	2012
Interest rate lock commitments	Other non-interest income	$140	$—	$78	$—
Forward commitments for the sale of mortgage loans	Net gain on the sale of loans	—	—	243	—
Total		$140	$—	$321	$—

12.	RECENT ACCOUNTING PRONOUNCEMENTS
Pending
In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, "Comprehensive Income (Topic 220), Reporting of Amounts Out of Accumulated Other Comprehensive Income" which supersedes ASU 2011-12, “Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update

No. 2011-05” and the presentation requirements for reclassifications out of accumulated other comprehensive income ("OCI") in ASU 2011-05. ASU 2013-02 requires entities to present separately significant amounts reclassified out of each component of OCI, either on the face of the statement where net income is presented or in the notes, if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other significant amounts, entities shall provide cross-references to the notes where additional details about the effect of the reclassifications are disclosed. The amendments are effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012, with early adoption permitted. The only impact of these amendments on the Company’s consolidated financial statements will be a change in the presentation of OCI.
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

•	the continuing impact of our coming under the jurisdiction of new federal regulators;

•	changes in our organization, or compensation and benefit plans;

•	the strength or weakness of the real estate markets and of the consumer and commercial credit sectors and its impact on the credit quality of our loans and other assets;

•	the ability of the U.S. Federal government to manage federal debt limits;

•	the uncertainty regarding the timing and final substance of any capital or liquidity standards, including final Basel III requirements and their implementation; and

•
the uncertainty regarding the timing and probability of the termination of the current restrictions imposed pursuant to a February 7, 2011 Memorandum of Understanding, now administered by the Federal Reserve Bank, with respect to our ability to repurchase stock and pay dividends.

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
During the last several years, regionally high unemployment, weak residential real estate values, less than robust capital and credit markets, and a general lack of confidence in the financial service sector of the economy presented significant challenges for us. More recently, improving regional employment levels, more stabilized residential real estate values, recovering capital and credit markets and greater confidence in the financial services sector have resulted in better credit metrics for us.
Management believes that the following matters are those most critical to our success: (1) controlling our interest rate risk exposure; (2) monitoring and limiting our credit risk; (3) maintaining access to adequate liquidity and alternative funding sources; and (4) monitoring and controlling operating expenses.
Controlling Our Interest Rate Risk Exposure. Although housing and credit quality issues have had and continue to have a negative effect on our operating results and, as described below, are certainly a matter of significant concern for us, historically our greatest risk has been interest rate risk exposure. When we hold long-term, fixed-rate assets, funded by liabilities with shorter re-pricing characteristics, we are exposed to potentially adverse impact from rising interest rates. Generally, and particularly over extended periods of time that encompass full economic cycles, interest rates associated with longer term assets, like fixed rate mortgages, have been higher than interest rates associated with shorter term funding sources, like deposits. This difference has been an important component of our net interest income and is fundamental to our operations. We manage the risk of holding long-term, fixed-rate mortgage assets primarily by maintaining high levels of tangible capital. Additionally, by promoting adjustable-rate and shorter-term, fixed-rate loans, and, prior to June 30, 2010, by actively selling long-term, fixed-rate mortgage loans in the secondary market, we are able to modulate the amount of long-term, fixed-rate loans held in our portfolio. The total balance of loans sold subsequent to June 30, 2010 has been nominal in relation to the total balance of our owned fixed-rate portfolio. During the six months ended March 31, 2013 we sold $94.1 million of long-term, fixed-rate first mortgage loans and $128.1 million of long-term adjustable-rate first mortgage loans. No loans were sold during the six months ended March 31, 2012. As described in the following paragraphs, the low volume of loan sales since June 30, 2010 reflects the impact of changes by Fannie Mae related to requirements for loans that it accepts and a reduced level of fixed-rate loan originations.
Effective July 1, 2010, Fannie Mae, historically the Association’s primary loan investor, implemented certain loan origination requirement changes affecting loan eligibility that, to date, we have not adopted. However, we are currently in the process of implementing the required changes and prospectively, upon review and approval by Fannie Mae, we expect that the portion of our future first mortgage loan originations that is processed and closed using the revised procedures, will thereafter be eligible for securitization and sale in Fannie Mae mortgage backed security form. Fannies Mae's review and approval is targeted for completion by late summer 2013. Previously, our decision against implementing the changes necessary to comply with Fannie Mae’s revised requirements, was based on our consideration that since 1991, the Association, employing only non-commissioned loan originators and utilizing a centralized underwriting process, had sold loans to Fannie Mae under a series of proprietary variances, or contractual waivers, that were negotiated between us and Fannie Mae during the term of our relationship. Those proprietary concessions related to certain loan file documentation and quality control procedures the lack of which, in our opinion, did not diminish in any way the excellent credit quality of the loans that we delivered to Fannie Mae, but facilitated the efficiency and effectiveness of our operations and the quality and value of the loan products that we were able to offer to our borrowers. The credit quality of the loans that we delivered to Fannie Mae was consistently evidenced by the superior delinquency profile of our portfolio in peer performance comparisons prepared by Fannie Mae throughout the term of our relationship. In response to the housing crisis that commenced in 2008, and with the objective of improving the credit profile of its overall loan portfolio, Fannie Mae enacted many credit tightening measures, culminating in the effective elimination of proprietary variances and waivers, accompanied by the imposition of additional file documentation requirements and expanded quality control procedures. In addition to substantively changing Fannie Mae’s operating procedures, effects of the housing crisis spread throughout the secondary residential mortgage market and resulted in a significantly altered operating framework for all secondary market participants. We believed that this dramatically altered operating framework offered opportunities for business process innovators to create new secondary market solutions especially as such opportunities would be expected to target high credit quality residential loans similar to those that we have traditionally originated. However, while we have been successful in completing several non-agency backed whole loan sales during the six months ended March 31, 2013, in our opinion the breadth of, and the transaction pricing in, the non-agency market has not developed in the manner. or with the speed that we believe justifies the continuing delay in adopting Fannie Mae's requirements. Accordingly, while we continue to evaluate available opportunities in the secondary market, we have concluded that in addition to our efforts to originate high credit quality residential loans using our proprietary underwriting and processing operation, as described above, we will develop a parallel operation that fully complies with current Fannie Mae loan eligibility standards. In the short-term, future sales of fixed-rate mortgage loans will be predominantly limited to those loans that have established payment histories, strong borrower credit profiles and are supported by adequate collateral values. In that regard, during the six months ended March 31, 2013 we sold, on a servicing retained basis, a total of $186.4 million of long-term, fixed- and adjustable-rate first mortgage loans to three private investors in separate transactions. Additionally, during the quarter ended June 30, 2012, the Association implemented procedures necessary for participation in Fannie Mae's HARP II (Home Affordable Refinance Program) initiative and during the six months ended March 31, 2013, we sold $35.8 million of long-term, fixed-rate first mortgage loans under HARP II. We continue to explore various loan sales opportunities. During the six months ended March 31, 2013 there were $323.0 million in loans transferred from the held for investment portfolio to the held for sale portfolio and as specific loans were excluded from sales discussions, $144.8 million in loans were transferred from the held for sale portfolio back to the held for investment portfolio. At March 31, 2013 and September 30, 2012, mortgage loans held for sale, all of which were long-term, fixed-rate first mortgage loans, totaled $96.9 million and $124.5 million, respectively, and were comprised of the following components:

	March 31, 2013	September 30, 2012
	(Dollars in thousands)
Loans held for sale:
Held for sales to private investors	$90,170	$114,678
Held for sales to Fannie Mae	6,712	9,850
Total	$96,882	$124,528
No loan sales commitments were outstanding at March 31, 2013.
In response to the agencies’ loan eligibility changes, in July 2010 we began marketing an adjustable-rate mortgage loan product that provides us with improved interest rate risk characteristics when compared to a long-term, fixed-rate mortgage. Since its introduction, the “SmartRate” adjustable rate mortgage has offered borrowers an interest rate lower than that of a fixed-rate loan. The rate is locked for three or five years then resets annually after that. It contains a feature to relock the rate an unlimited number of times at our then, current rate and fee schedule, for another three or five years (dependent on the original reset period) without having to complete a full refinance transaction. Relock eligibility is subject to satisfactory payment performance history by the borrower (never 60 days late, no 30-day delinquencies during the last twelve months, current at the time of relock, and no foreclosures or bankruptcies since the SmartRate application was taken). In addition to a satisfactory payment history, relock eligibility requires that the property continue to be the borrower’s primary residence. The loan term cannot be extended in connection with a relock nor can new funds be advanced. All interest rate caps and floors remain as originated. During the six months ended March 31, 2013 and 2012, adjustable-rate mortgage loan production totaled $451.0 million and $773.1 million, respectively, while during the same time periods, fixed-rate mortgage loan production totaled $436.5 million and $564.4 million, respectively. By comparison, during the three months ended June 30, 2010, the last quarter of operations prior to the introduction of our SmartRate product, adjustable-rate mortgage loan production totaled $28.7 million while fixed rate production totaled $1.15 billion. The amount of origination and refinancing volumes along with the portion of that activity that pertains to loans that we previously sold (but for which we retained the right to provide mortgage servicing so as to maintain our relationship with our customer) when coupled with the level of loan sales, if any, determines the balance of loans held on our balance sheet. The amount of adjustable-rate loan activity described above resulted in $3.00 billion of long-term adjustable-rate loans in our residential mortgage loans held for investment portfolio at March 31, 2013, as compared to $2.93 billion at September 30, 2012 and $2.45 billion at March 31, 2012. At March 31, 2013, the amount of adjustable-rate residential mortgage loans represented 38% of the total residential mortgage loans held for investment portfolio. Fixed-rate mortgage loan activity described above resulted in $4.94 billion of long-term fixed rate loans in our residential mortgage loans held for investment portfolio (excluding loans held for sale) at March 31, 2013, as compared to $5.23 billion at September 30,

2012 and $5.19 billion at March 31, 2012. The March 31, 2013, September 30, 2012 and March 31, 2012 measurements exclude $96.9 million, $124.5 million and $245.9 million, respectively, of long-term, fixed-rate loans reported as “held for sale”. No long-term adjustable-rate loans were designated as "held for sale" at any of these reported measurement dates.
In addition to actively marketing our SmartRate product, beginning in the latter portion of fiscal 2012, we also began to feature our ten-year, fully amortizing fixed-rate first mortgage loans in our product promotions. The ten-year fixed-rate loan has a less severe interest rate risk profile when compared to fixed-rate terms of 15 to 30 years and helps us to more effectively manage our interest rate risk exposure, yet provides our borrowers with the certainty of a fixed interest rate throughout the life of the obligation. During the six months ended March 31, 2013, ten-year fixed-rate first mortgage loan originations totaled $203.0 million, or 47% of our fixed-rate originations and 23% of our total originations.
In the past, we have also managed interest rate risk by promoting home equity lines of credit, which have a variable interest rate. As described below, this product carries an incremental credit risk component and has been adversely impacted by the housing market downturn. Between June 28, 2010 and March 20, 2012, we suspended the acceptance of new home equity credit applications with the exception of bridge loans. In accordance with a reduction plan that was accepted by our primary federal banking regulator in December 2010, we actively pursued strategies to decrease the outstanding balance of our home equity lending portfolio as well as our exposure to undrawn home equity lines of credit. During the quarter ended June 30, 2011, we achieved the balance and exposure reduction targets included in the reduction plan. Beginning in March 2012, we offered redesigned home equity lines of credit to qualifying existing home equity customers. In February 2013 we further modified the product design and in April 2013 we extended the offer to both existing home equity customers and new consumers in Ohio, Florida and selected counties in Kentucky. These offers were, and are, subject to certain property and credit performance conditions which include:

•	lower combined loan to value ("CLTV") maximum ratios (80% in Ohio/Kentucky and 70% in Florida; for programs in place prior to 2012 the CLTV extended to as high as 89.99%);

•	limited geographic offering (only Ohio, Kentucky and Florida; programs in place prior to 2012, were offered nationwide);

•	borrower income is fully verified (in prior programs income was not always fully verified);

•
beginning in February 2013, the borrower is qualified using a principal and interest payment based on the current rate plus 2.00%, amortized over 30 years; for applications taken between March 2012 and February 2013, the borrower is qualified using a principal and interest payment based on the current rate plus 2.00%, amortized over 20 years (for programs in place prior to 2012, borrowers were qualified using the current rate);

•
the minimum credit score to qualify for the re-introduced home equity line of credit is 700 in Ohio and Kentucky and 720 in Florida (our prior home equity line of credit offering in 2010 required a minimum credit score of 680 in all markets); and

•
beginning in February 2013, the term for new home equity line of credit applications is a five year draw period, during which monthly principal and interest payments are made based on the portion of the original term of 30 years that remains, followed by a 25 year repayment only period, during which payments will be comprised of both principal and interest; for applications taken between March 2012 and February 2013, the term for new home equity line of credit applications was a five year draw period during which interest only payments are made, followed by a 20 year repayment period, during which payments are comprised of both principal and interest (for programs in place prior to 2012, terms generally offered a 10 year draw period, interest only payment, followed by a 10 year repayment period, principal and interest).

Notwithstanding achievement of the reduction plan target and recent limited offers to extend new revolving lines of credit to qualifying borrowers, promotion of home equity lines of credit is not a current, meaningful strategy used to manage our interest rate risk profile.
Should a rapid and substantial increase occur in general market interest rates, it is probable that, prospectively and particularly over a multi-year time horizon, the level of our net interest income would be adversely impacted.
Monitoring and Limiting Our Credit Risk. While, historically, we had been successful in limiting our credit risk exposure by generally imposing high credit standards with respect to lending, the confluence of unfavorable regional and macro-economic events since 2008, coupled with our pre-2010 expanded participation in the second lien mortgage lending markets, has significantly refocused our attention with respect to credit risk. In response to the evolving economic landscape, we have continuously revised and updated our quarterly analysis and evaluation procedures, as needed, for each category of our lending with the objective of identifying and recognizing all appropriate credit impairments. At March 31, 2013, 90% of our assets consisted of residential real estate loans (both “held for sale” and “held for investment”) and home equity loans and lines of credit, the overwhelming majority of which were originated to borrowers in the states of Ohio and Florida. Our analytic procedures and evaluations include specific reviews of all home equity loans and lines of credit that become 90 or more days past due, as well as specific reviews of all first mortgage loans that become 180 or more days past due. We also expanded our analysis of current performing home equity lines of credit to better mitigate future risk of loss. In accordance with regulatory guidance issued in January 2012, performing home equity lines of credit subordinate to first mortgages delinquent greater than 90 days are transferred to non-accrual status. At March 31, 2013, the recorded investment of such performing home equity lines of credit, not otherwise classified as non-accrual, was $4.9 million. Also, the Office of the Comptroller of the Currency (“OCC”) issued guidance in July 2012 that requires loans, where at least one borrower had been discharged of their obligation in Chapter 7 bankruptcy, to be classified as troubled debt restructurings. Also required pursuant to this guidance is the charge off of performing loans to collateral value and non-accrual classification when all borrowers have had their obligations discharged in Chapter 7 bankruptcy, regardless of how long the loans have been performing. At March 31, 2013, $62.8 million of loans in Chapter 7 bankruptcy status were included in total troubled debt restructurings. At March 31, 2013, the recorded investment in non-accrual status loans included $30.9 million of performing loans in Chapter 7 bankruptcy status where at least one borrower had been discharged of their obligation. Based on the OCC interpretive guidance, $15.8 million of net charge-offs related to those loans were recognized during the fiscal quarter ended September 30, 2012.
In response to the unfavorable regional and macro economic environment that arose in 2008 and that has generally persisted, and in an effort to limit our credit risk exposure and improve the credit performance of new customers, we have tightened our credit criteria in evaluating a borrower’s ability to successfully fulfill his or her repayment obligation and we have revised the design of many of our loan products to require higher borrower down-payments, limited the products available for condominiums, and eliminated certain product features (such as interest-only adjustable-rate loans, loans above certain loan-to-value ratios, and prior to March 2012, home equity lending products with the exception of bridge loans).
Prior to its July 21, 2011 merger into the OCC, the Office of Thrift Supervision (“OTS”) issued,effective February 7, 2011, memoranda of understanding (the “MOU”) covering the Association, Third Federal Savings, MHC and the Company. On December 22, 2012, the Association's primary regulator terminated the MOU applicable to the Association. However, the MOU applicable to Third Federal, MHC and the Company, which comes under the regulation of the Federal Reserve, has not been terminated. The items in the MOU applicable to Third Federal, MHC and the Company include the required non-objection 45 days in advance of any plans for new debt, dividends or stock repurchases and the further refinement and enhancement of our enterprise risk management process. The requirements of the MOU carry costs to complete which has increased our non-interest expense. The Company does not intend to declare or pay a cash dividend, or to repurchase any of its outstanding common stock, until the remaining concerns of our regulator are resolved. The requirements of the MOU which are applicable to the Company and Third Federal Savings, MHC will remain in effect until our regulator decides to terminate, suspend or modify them.
One aspect of our credit risk concern relates to the high percentage of our loans that are secured by residential real estate in the states of Ohio and Florida, particularly in light of the difficulties that have arisen with respect to the real estate markets in those states. At March 31, 2013, approximately 76% and 18% of the combined total of our residential, non-Home Today and construction loans held for investment were secured by properties in Ohio and Florida, respectively. Our 30 or more days delinquency ratios on those loans in Ohio and Florida at March 31, 2013 were 0.9% and 2.2%, respectively. Our 30 or more days delinquency ratio for the non-Home Today portfolio as a whole was 1.1%. Also, at March 31, 2013, approximately 39% and 29% of our home equity loans and lines of credit were secured by properties in Ohio and Florida, respectively. Our 30 days or more delinquency ratios on those loans in Ohio and Florida at March 31, 2013 were 1.1% and 1.7%, respectively. Our 30 or more days delinquency ratio for the home equity loans and lines of credit portfolio as a whole was 1.3%. While we focus our attention on, and are concerned with respect to the resolution of all loan delinquencies, as these ratios illustrate, our highest concern is centered on loans that are secured by properties in Florida. The “Allowance for Loan Losses” portion of the Critical Accounting Policies section provides extensive details regarding our loan portfolio composition, delinquency statistics, our methodology in evaluating our loan loss provisions and the adequacy of our allowance for loan losses. In spite of recent improving credit metrics, as long as unemployment levels remain high, particularly in Ohio and Florida, and Florida housing values remain depressed, due to prior overbuilding and speculation which has resulted in considerable inventory on the market, we expect that we will continue to experience elevated levels of delinquencies and risk of loss.
Our residential Home Today loans are another area of credit risk concern. Although the recorded investment in these     loans totaled $190.0 million at March 31, 2013 and constituted only 2% of our total “held for investment” loan portfolio balance, these loans comprised 22% and 23% of our 90 days or greater delinquencies and our total delinquencies, respectively. At March 31, 2013, approximately 96% and 4% of our residential, Home Today loans were secured by properties in Ohio and Florida, respectively. At March 31, 2013, the percentages of those loans delinquent 30 days or more in Ohio and Florida were 18% and 13%, respectively. The disparity between the portfolio composition ratio and delinquency composition ratio reflects the nature of the Home Today loans. We do not offer, and have not offered, loan products frequently considered to be designed to target sub-prime borrowers containing features such as higher fees or higher rates, negative amortization, or low initial payment features with adjustable interest rates. Our Home Today loan products, the majority of which were made to borrowers with credit profiles who would not have otherwise qualified for our loan products and might have been described as sub-prime borrowers, generally contained the same features as loans offered to our non-Home Today borrowers. The overriding objective of our Home Today lending, just as it is with our non-Home Today lending, was to create successful homeowners. We have attempted to manage our Home Today credit risk by requiring that borrowers attend pre- and post-borrowing financial management education and counseling and that the borrowers be referred to us by a sponsoring organization with which we have partnered. Further, to manage the credit aspect of these loans, inasmuch as the majority of these buyers do not have sufficient funds for required down payments, many loans include private mortgage insurance. At March 31, 2013, 51.6% of Home Today loans included private mortgage insurance coverage. From a peak recorded investment of $306.6 million at December 31, 2007, the total recorded investment of the Home Today portfolio has declined to $190.0 million at March 31, 2013. This trend generally reflects the evolving conditions in the mortgage real estate market and the tightening of standards imposed by issuers of private mortgage insurance. As part of our effort to manage credit risk, effective March 27, 2009, the Home Today underwriting guidelines were revised to be substantially the same as our traditional mortgage product. At March 31, 2013, the recorded investment in Home Today loans originated subsequent to March 27, 2009 was $2.4 million. Unless and until lending standards and private mortgage insurance requirements loosen, we expect the Home Today portfolio to continue to decline in balance.
Maintaining Access to Adequate Liquidity and Alternative Funding Sources. For most insured depositories, customer and community confidence are critical to their ability to maintain access to adequate liquidity and to conduct business in an orderly fashion. The Company believes that maintaining high levels of capital is one of the most important factors in nurturing customer and community confidence. Accordingly, we have managed the pace of our growth in a manner that reflects our emphasis on high capital levels. At March 31, 2013, the Association’s ratio of core capital to adjusted tangible assets (a basic industry measure under which 5.00% is deemed to represent a “well capitalized” status) was 14.05%. We expect to continue to remain a well capitalized institution.
In managing its level of liquidity, the Company monitors available funding sources, which include attracting new deposits, borrowing from others, the conversion of assets to cash and the generation of funds through profitable operations. The Company has traditionally relied on retail deposits as its primary means in meeting its funding needs. At March 31, 2013, deposits totaled $8.76 billion, while borrowings totaled $315.9 million and borrowers’ advances and servicing escrows totaled $175.6 million, combined. In evaluating funding sources, we consider many factors, including cost, duration, current availability, expected sustainability, impact on operations and capital levels.
To attract deposits, we offer our customers attractive rates of return on our deposit products. Our deposit products typically offer rates that are highly competitive with the rates on similar products offered by other financial institutions. We intend to continue this practice.
We preserve the availability of alternative funding sources through various mechanisms. First, by maintaining high capital levels, we retain the flexibility to increase our balance sheet size without jeopardizing our capital adequacy. Effectively, this permits us to increase the rates that we offer on our deposit products thereby attracting more potential customers. Second, we pledge available real estate mortgage loans and investment securities with the Federal Home Loan Bank of Cincinnati (“FHLB”) and the Federal Reserve Bank of Cleveland (“Federal Reserve”). At March 31, 2013, these collateral pledge support arrangements provide for additional borrowing capacity of up to $4.28 billion with the FHLB (provided an additional investment in FHLB capital stock of up to $72.7 million is made) and up to $205.4 million at the Federal Reserve. Third, we invest in high quality marketable securities that exhibit limited market price variability, and to the extent that they are not needed as collateral for borrowings, can be sold in the institutional market and converted to cash. At March 31, 2013, our investment securities portfolio totaled $456.9 million. Finally, cash flows from operating activities have been a regular source of funds. During the six months ended March 31, 2013 and 2012, cash flows from operations totaled $66.4 million and $58.2 million, respectively.
Finally, historically, a portion of the residential first mortgage loans that we originated were considered to be highly liquid as they were eligible for sale/delivery to Fannie Mae. However, due to delivery requirement changes imposed by Fannie Mae, effective July 1, 2010, this no longer represents a viable channel of available liquidity. At March 31, 2013, $96.9 million of agency and non-agency eligible, long-term, fixed-rate loans were classified as “held for sale”. During the six months ended March 31, 2013, $35.8 million of agency-compliant HARP II loans were sold and a total of $186.4 million of long-term, fixed-rate and adjustable-rate first mortgage loans were sold to three private investors in separate transactions. Although negotiations continue with several potential buyers, no loan sales commitments were outstanding at March 31, 2013. We are working toward developing the processes which we would be required to use in order to conform our newly originated mortgage loans with

Fannie Mae's requirements. We believe that we have the ability, after implementing appropriate processes, to originate mortgages that would conform to the Fannie Mae Selling Guide requirements and would be eligible for delivery to Fannie Mae.
Overall, while customer and community confidence can never be assured, the Company believes that our liquidity is adequate and that we have adequate access to alternative funding sources.
Monitoring and Controlling Operating Expenses. We continue to focus on managing operating expenses. Our annualized ratio of non-interest expense to average assets was 1.55% for both the six months ended March 31, 2013 and 2012. As of March 31, 2013, our average assets per full-time employee and our average deposits per full-time employee were $11.2 million and $8.8 million, respectively. We believe that each of these measures compares favorably with the averages for our peer group. Our average deposits held at our branch offices ($224.5 million per branch office as of March 31, 2013) contribute to our expense management efforts by limiting the overhead costs of serving our deposit customers. We will continue our efforts to control operating expenses as we grow our business.

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

In an October 2011 directive applicable to institutions subject to its regulation, the OCC required all SVAs on collateral dependent loans maintained by savings institutions to be charged off by March 31, 2012. As permitted, the Company elected to early-adopt this methodology effective for the quarter ended December 31, 2011. Additionally, the OCC issued guidance in
July 2012, that requires loans where at least one borrower has been discharged of their obligation, in Chapter 7 bankruptcy, be classified as troubled debt restructurings. Also required pursuant to this guidance is the charge-off of performing loans to collateral value and non-accrual classification when all borrowers have had their obligations discharged in Chapter 7 bankruptcy, regardless of how long the loans have been performing. As a result, reported loan charge-offs for the quarter ended December 31, 2011 and the six months ended March 31, 2012, were impacted by the charge-off of the SVA, which had a balance of $55.5 million at September 30, 2011. This one time charge-off did not impact the provision for loan losses for the quarter ended December 31, 2011 or the six months ended March 31, 2012; however, reported loan charge-offs during the December 2011 quarter and the six months ended March 31, 2012 increased and the balance of the allowance for loan losses decreased accordingly. The effect of the $15.8 million Chapter 7-related charge-off recorded in accordance with the requirement of the OCC's July 2012 guidance was recognized during the quarter ended September 30, 2012.
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

•	the status of loans in foreclosure, real estate in judgment and real estate owned;

•	the uncertainty with respect to the status of home equity loan and line of credit borrowers’ performance on first lien obligations when the Association is not in the first lien position;

•	the composition of the loan portfolio;

•	historical loan loss experience and trends;

•	national, regional and local economic factors and trends;

•	national, regional and local housing market factors and trends;

•	the frequency and magnitude of re-modifications of loans previously the subject of troubled debt restructurings;

•	uncertainty surrounding borrowers’ ability to recover from temporary hardships for which short-term loan modifications are granted;

•	asset disposition loss statistics (both current and historical) and the trending of those statistics;

•	the current status of all assets classified during the immediately preceding meeting of the Company's management Asset Classification Committee; and

•	market conditions and regulatory directives that impact the entire financial services industry.
Additionally, when loan modifications qualify as troubled debt restructurings and the loans are performing according to the terms of the restructuring, we record an IVA-based on the present value of expected future cash flows, which includes a factor for subsequent potential defaults, discounted at the effective interest rate of the original loan contract. Potential defaults are distinguished from re-modifications as borrowers who default are generally not eligible for re-modification. At March 31, 2013, the balance of such individual valuation allowances was $17.2 million. In instances when loans require re-modification, additional valuation allowances may be required. The new valuation allowance on a re-modified loan is calculated based on the present value of the expected cash flows, discounted at the effective interest rate of the original loan contract, considering the new terms of the modification agreement. Due to the immaterial amount of this exposure to date, we continue to capture this exposure as a component of our MVA evaluation. The significance of this exposure will be monitored and if warranted, we will enhance our loan loss methodology to include a new default factor (developed to reflect the estimated impact to the balance of the allowance for loan losses that will occur as a result of future re-modifications) that will be assessed against all loans reviewed collectively. If new default factors are implemented, the MVA methodology will be adjusted to preclude duplicative loss consideration.
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
Home equity loans and equity lines of credit generally have higher credit risk than traditional residential mortgage loans. These loans and lines are usually in a second lien position and when combined with the first mortgage, result in generally higher overall loan-to-value ratios. In a stressed housing market with high delinquencies and eroded housing prices, as arose beginning in 2008, these higher loan-to-value ratios represent a greater risk of loss to the Company. A borrower with more equity in the property has more of a vested interest in keeping the loan current compared to a borrower with little or no equity in the property. In light of the past weakness in the housing market, the current level of delinquencies and the current uncertainty with respect to future employment levels and economic prospects, we currently conduct an expanded loan level evaluation of our home equity loans and lines of credit, including bridge loans, which are delinquent 90 days or more. This expanded evaluation is in addition to our traditional evaluation procedures. Our home equity loans and lines of credit portfolio continues to comprise the largest portion of our net charge-offs, although the level of home equity loans and lines of credit charge-offs has receded over the last year from levels previously experienced. At March 31, 2013, we had a recorded investment of $2.01 billion in home equity loans and equity lines of credit outstanding, 0.7% of which were 90 days or more past due.
Construction loans generally have greater credit risk than traditional residential real estate mortgage loans. The repayment of these loans depends upon the sale of the property to third parties or the availability of permanent financing upon completion of all improvements. In the event we make a loan on property that is not yet approved for the planned development, there is the risk that approvals will not be granted or will be delayed. These events may adversely affect the borrower and the collateral value of the property. Construction loans also expose us to the risk that improvements will not be completed on time in accordance with specifications and projected costs. In addition, the ultimate sale or rental of the property may not occur as anticipated. Effective August 30, 2011, the Association made the strategic decision to exit the commercial construction loan business and ceased accepting new builder relationships. Builder commitments in place at that time were honored for a limited period, giving our customers the ability to secure new borrowing relationships.
We periodically evaluate the carrying value of loans and the allowance is adjusted accordingly. While we use the best information available to make evaluations, future additions to the allowance may be necessary based on unforeseen changes in loan quality and economic conditions.

The following table sets forth the composition of the portfolio of loans held for investment, by type of loan segregated by geographic location for the periods indicated, excluding loans held for sale. The majority of our small construction portfolio are loans on properties located in Ohio and the balances of consumer loans are immaterial. Therefore, neither was segregated by geographic location.

	March 31, 2013		December 31, 2012		September 30, 2012		March 31, 2012
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential non-Home Today
Ohio	$5,878,226		$5,873,206		$6,088,264		$5,821,200
Florida	1,370,364		1,349,511		1,396,612		1,327,088
Other	494,892		426,791		458,289		259,000
Total Residential non-Home Today	7,743,482	77.6%	7,649,508	76.6%	7,943,165	76.5%	7,407,288	73.9%
Residential Home Today
Ohio	184,613		192,828		199,456		221,144
Florida	8,215		8,459		8,540		9,130
Other	326		328		329		333
Total Residential Home Today	193,154	1.9	201,615	2.0	208,325	2.0	230,607	2.3
Home equity loans and lines of credit (1)
Ohio	773,104		804,381		838,492		902,437
Florida	585,951		607,545		628,554		669,038
California	242,514		250,349		256,900		278,975
Other	400,251		416,131		431,550		465,774
Total Home equity loans and lines of credit	2,001,820	20.0	2,078,406	20.8	2,155,496	20.8	2,316,224	23.1
Construction	54,728	0.5	61,670	0.6	69,152	0.7	57,348	0.6
Consumer and other loans	4,276	—	4,173	—	4,612	—	5,141	0.1
Total loans receivable	9,997,460	100.0%	9,995,372	100.0%	10,380,750	100.0%	10,016,608	100.0%
Deferred loan fees, net	(17,241)		(18,128)		(18,561)		(18,122)
Loans in process	(27,748)		(30,829)		(36,736)		(25,553)
Allowance for loan losses	(101,217)		(105,201)		(100,464)		(101,296)
Total loans receivable, net	$9,851,254		$9,841,214		$10,224,989		$9,871,637
_________________

(1)	Includes bridge loans (loans where borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).

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

	March 31, 2013			December 31, 2012
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential non-Home Today	$34,172	33.8%	77.6%	$33,091	31.5%	76.6%
Residential Home Today	27,743	27.4	1.9	24,383	23.2	2.0
Home equity loans and lines of credit (1)	38,968	38.5	20.0	47,246	44.9	20.8
Construction	334	0.3	0.5	481	0.4	0.6
Consumer and other loans	—	—	—	—	—	—
Total allowance	$101,217	100.0%	100.0%	$105,201	100.0%	100.0%

	September 30, 2012			March 31, 2012
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)			(Dollars in thousands)
Real estate loans:
Residential non-Home Today	$31,618	31.5%	76.5%	$30,302	29.9%	73.9%
Residential Home Today	22,588	22.5	2.0	20,118	19.9	2.3
Home equity loans and lines of credit (1)	45,508	45.3	20.8	49,331	48.7	23.1
Construction	750	0.7	0.7	1,545	1.5	0.6
Consumer and other loans	—	—	—	—	—	0.1
Total allowance	$100,464	100.0%	100.0%	$101,296	100.0%	100.0%

(1)	Includes bridge loans (loans in which borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).

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

	March 31, 2013
	Separately Evaluated	Collectively Evaluated			Total Individual, General and Market Valuations
	Individual Valuation	General Valuation	Market Valuation	Combined
	(In thousands)
Real estate loans:
Residential non-Home Today	$7,471	$10,380	$16,321	$26,701	$34,172
Residential Home Today	8,519	6,250	12,974	19,224	27,743
Home equity loans and lines of credit	1,598	23,017	14,353	37,370	38,968
Construction	32	152	150	302	334
Total real estate loans	17,620	39,799	43,798	83,597	101,217
Consumer loans	—	—	—	—	—
Total	$17,620	$39,799	$43,798	$83,597	$101,217

	December 31, 2012
	Separately Evaluated	Collectively Evaluated			Total Individual, General and Market Valuations
	Individual Valuation	General Valuation	Market Valuation	Combined
	(In thousands)
Real estate loans:
Residential non-Home Today	$7,048	$10,204	$15,839	$26,043	$33,091
Residential Home Today	8,532	5,828	10,023	15,851	24,383
Home equity loans and lines of credit	2,941	29,760	14,545	44,305	47,246
Construction	37	258	186	444	481
Total real estate loans	18,558	46,050	40,593	86,643	105,201
Consumer and other loans	—	—	—	—	—
Total	$18,558	$46,050	$40,593	$86,643	$105,201

	September 30, 2012
	Separately Evaluated	Collectively Evaluated			Total Individual, General and Market Valuations
	Individual Valuation	General Valuation	Market Valuation	Combined
	(In thousands)
Real estate loans:
Residential non-Home Today	$6,220	$10,042	$15,356	$25,398	$31,618
Residential Home Today	9,747	5,174	7,667	12,841	22,588
Home equity loans and lines of credit	3,928	30,757	10,823	41,580	45,508
Construction	41	454	255	709	750
Total real estate loans	19,936	46,427	34,101	80,528	100,464
Consumer and other loans	—	—	—	—	—
Total	$19,936	$46,427	$34,101	$80,528	$100,464

	March 31, 2012
	Separately Evaluated	Collectively Evaluated			Total Individual, General and Market Valuations
	Individual Valuation	General Valuation	Market Valuation	Combined
	(In thousands)
Real estate loans:
Residential non-Home Today	$4,283	$9,570	$16,449	$26,019	$30,302
Residential Home Today	6,193	3,088	10,837	13,925	20,118
Home equity loans and lines of credit	2,195	38,012	9,124	47,136	49,331
Construction	106	875	564	1,439	1,545
Total real estate loans	12,777	51,545	36,974	88,519	101,296
Consumer and other loans	—	—	—	—	—
Total	$12,777	$51,545	$36,974	$88,519	$101,296

During the three months ended March 31, 2013, the total allowance for loan losses decreased $4.0 million, to $101.2 million from $105.2 million at December 31, 2012, as we recorded a $10.0 million provision for loan losses, less than the actual net charge-offs of $14.0 million for the quarter. The decrease in the balance of the allowance for loan losses during the quarter ended March 31, 2013 was comprised of a $0.9 million decrease in the allowance related to loans evaluated individually and a $3.1 million decrease in the allowance related to loans evaluated collectively. Refer to the activity in the allowance for loan losses and analysis of the allowance for loan losses tables in Note 4 of the Notes to the Unaudited Interim Consolidated Financial Statements for more information. Other than the changes related to the less significant construction/consumer/other loans segments, changes during the three months ended March 31, 2013 in the balances of the GVAs and MVAs for the loans evaluated collectively related to the significant loan segments are described as follows:

•
Residential non-Home Today – The total balance of this segment of the loan portfolio increased 1.3% or $95.3 million while the total allowance for loan losses for this segment increased 3.3% or $1.1 million. The portion of this loan segment’s combined GVA/MVA allowance for loan losses that was determined by evaluating groups of loans collectively (i.e. those loans that were not individually evaluated), increased $0.7 million, or 2.5%, from $26.0 million at December 31, 2012 to $26.7 million at March 31, 2013. The ratio of this portion of the allowance for loan losses to the total balance of loans in this loan segment that were evaluated collectively, remained at 0.35% for both March 31, 2013 and December 31, 2012. The combined GVA/MVA allowance balance of this portfolio increased during the current quarter by 2.5%, while the corresponding outstanding principal balance of loans only increased 1.3%. Total delinquencies decreased 6.6% to $85.5 million at March 31, 2013 from $91.6 million at December 31, 2012. Loans 90 or more days delinquent decreased 5.3% to $68.5 million at March 31, 2013 from $72.4 million at December 31, 2012. The credit profile of this portfolio segment improved in total during the quarter due to the addition of high credit quality, residential first mortgage loans, while net charge-offs increased to $5.0 million as compared to $4.3 million during the quarter ended December 31, 2012. The Company believes that there has not yet proven to be a consistent long-term improving trend in this portfolio that would warrant a reduction in the balance of the allowance.

Also, uncertainty around PMI claim payments continues to linger, as well as the potential for future charge-offs on FNMA repurchases.

•
Residential Home Today – The total balance of this segment of the loan portfolio decreased 4.2% or $8.3 million as new originations have effectively stopped since the imposition of more restrictive lending requirements in 2009. The total allowance for loan losses for this segment increased $3.4 million or 13.8%. The increase is related to the portion of this loan segment’s combined GVA/MVA allowance for loan losses that was determined by evaluating groups of loans collectively (i.e. those loans that were not individually evaluated), which increased by 21.3% from $15.9 million at December 31, 2012 to $19.2 million at March 31, 2013. Similarly, the ratio of this portion of the allowance to the total balance of loans in this loan segment that were evaluated collectively, increased 3.7% to 18.6% at March 31, 2013 from 14.9% at December 31, 2012, although the total balance of loans in this loan segment that were evaluated collectively decreased to $103.3 million at March 31, 2013 from $106.6 million at December 31, 2012. Total delinquencies decreased from $42.0 million at December 31, 2012 to $33.7 million at March 31, 2013. Delinquencies greater than 90 days decreased from $27.1 to $23.3 million during the same period. Although the credit profile of this portfolio segment in total improved during the quarter, net charge-offs increased to $3.8 million during the quarter ended March 31, 2013 from $3.4 million during the quarter ended December 31, 2012. The combination of the GVA and MVA working in a coordinated manner captures the impact of these influences. The Company believes that there has not yet proven to be a consistent long-term improving trend in this portfolio that would warrant a reduction in the balance of the allowance. Also, uncertainty around PMI claim payments continues to linger. During the quarter ended March 31, 2013, the MVA for this segment increased by $3.0 million and the GVA increased $0.4 million.

•
Home Equity Loans and Lines of Credit - The total balance of this segment of the loan portfolio decreased 3.7% or $77.2 million from $2.09 billion at December 31, 2012 to $2.01 billion at March 31, 2013 while the balance of loans in this loan segment that were evaluated collectively decreased 3.5%. The portion of this loan segment's combined GVA/MVA allowance for loan losses that was determined by evaluating groups of loans collectively (i.e. those loans that were not individually evaluated) decreased by $6.9 million, or 15.7%, from $44.3 million to $37.4 million during the quarter ended March 31, 2013. The ratio of this portion of the allowance to the total balance of loans in this loan segment that were evaluated collectively also decreased, to 1.9% March 31, 2013 from 2.2% at December 31, 2012. Continual improvement in the credit profile of this loan segment over more than a year warrants the decrease in reserves. Net charge-offs for this loan segment decreased $0.3 million or 5.7% during the quarter ended March 31, 2013 to $5.2 million from $5.5 million at December 31, 2012. Total delinquencies for this portfolio segment decreased 6.5% to $25.4 million at March 31, 2013 as compared to $27.2 million at December 31, 2012, $28.5 million at September 30, 2012, and $32.4 million at March 31, 2012. Delinquencies greater than 90 days decreased 11.3% to $14.8 million at March 31, 2013 from $16.7 million at December 31, 2012. Delinquencies greater than 90 days were at $19.4 million at March 31, 2012. The GVA and MVA worked together as the GVA components are a reflection of loss experience and the MVA reflects market dynamics. The allowance for this loan segment must also consider the probability of losses resulting from home equity lines of credit nearing the end of the draw period and transitioning into repayment. PMI claims payouts generally do not impact this segment.

Provisions for loan losses on home equity loans and lines of credit continue to comprise the majority of our losses and are expected to continue to do so for the foreseeable future, especially if non-performing loan balances and charge-offs remain at elevated levels.
The following table sets forth activity in our allowance for loan losses for the periods indicated. As described previously, charge-offs during the six months ended March 31, 2012 were impacted by the charge-off of the SVA, which was $55.5 million at September 30, 2011, as a result of our adoption of the OCC requirement to charge off all SVAs. This one time charge-off did not impact the provision for loan losses for the six months ended March 31, 2012; however, reported loan charge-offs during the six-month period ended March 31, 2012 increased and the balance of the allowance for loan losses as of March 31, 2012 decreased accordingly.

	As of and For the Three Months Ended March 31,		As of and For the Six Months Ended March 31,
	2013	2012	2013	2012
	(Dollars in thousands)
Allowance balance (beginning of the period)	$105,201	$96,883	$100,464	$156,978
Charge-offs:
Real estate loans:
Residential non-Home Today
Ohio	2,802	4,255	6,147	13,664
Florida	2,453	3,262	3,742	21,391
Other	9	109	10	109
Total Residential non-Home Today	5,264	7,626	9,899	35,164
Residential Home Today
Ohio	3,662	5,692	7,133	28,267
Florida	177	128	240	1,441
Total Residential Home Today	3,839	5,820	7,373	29,708
Home equity loans and lines of credit (1)
Ohio	1,115	1,282	2,226	6,219
Florida	4,341	3,418	7,447	16,974
California	681	1,064	1,950	2,301
Other	533	4,585	1,355	8,079
Total Home equity loans and lines of credit	6,670	10,349	12,978	33,573
Construction	48	106	53	1,192
Consumer and other loans	—	—	—	—
Total charge-offs	15,821	23,901	30,303	99,637
Recoveries:
Real estate loans:
Residential non-Home Today	261	239	592	342
Residential Home Today	61	32	152	84
Home equity loans and lines of credit (1)	1,465	1,041	2,252	1,526
Construction	50	2	60	3
Consumer and other loans	—	—		—
Total recoveries	1,837	1,314	3,056	1,955
Net charge-offs	(13,984)	(22,587)	(27,247)	(97,682)
Provision for loan losses	10,000	27,000	28,000	42,000
Allowance balance (end of the period)	$101,217	$101,296	$101,217	$101,296
Ratios:
Net charge-offs (annualized) to average loans outstanding	0.55%	0.89%	0.26%	1.93%
Allowance for loan losses to non-performing loans at end of the period	94.78%	69.00%	55.03%	69.00%
Allowance for loan losses to the total recorded investment in loans at end of the period	1.02%	1.02%	1.02%	1.02%
_________________

(1)	Includes bridge loans (loans in which borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).

The decrease in net charge-offs, to $27.2 million during the six months ended March 31, 2013 from $97.7 million during the six months ended March 31, 2012, was largely attributable to the elimination of SVAs and to a lesser extent improving credit quality. The following table separates the charge-offs during the six months ended March 31, 2012 between the elimination of specific valuation allowances and other charge-offs during the period and compares the information with charge-offs during the six months ended March 31, 2013.

	Charge-offs As of and For the Six Months Ended
	March 31, 2013	March 31, 2012
	Total	Other	SVA (1)	Total
	(In thousands)
Charge-offs:
Real estate loans:
Residential non-Home Today
Ohio	$6,147	$7,395	$6,269	$13,664
Florida	3,742	5,168	16,223	21,391
Other	10	109	—	109
Total	9,899	12,672	22,492	35,164
Residential Home Today
Ohio	7,133	11,225	17,042	28,267
Florida	240	270	1,171	1,441
Total	7,373	11,495	18,213	29,708
Home equity loans and lines of credit (2)
Ohio	2,226	3,090	3,129	6,219
Florida	7,447	9,635	7,339	16,974
California	1,950	1,286	1,015	2,301
Other	1,355	5,875	2,204	8,079
Total	12,978	19,886	13,687	33,573
Construction	53	77	1,115	1,192
Consumer and other loans	—	—	—	—
Total charge-offs	30,303	44,130	55,507	99,637
Recoveries	(3,056)	(1,955)	—	(1,955)
Net charge-offs	$27,247	$42,175	$55,507	$97,682
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
Net charge-offs during the six months ended March 31, 2013 decreased $15.0 million to $27.2 million as compared to non-SVA net charge-offs of $42.2 million during the six months ended March 31, 2012. Charge-offs in our first lien portfolios did not decrease by as much as charge-offs in our second lien portfolio when comparing the six months ended March 31, 2013 to the six months ended March 31, 2012. This reflected the susceptibility of junior and higher risk lien positions during early stages of a broad economic downturn followed by increasing susceptibility for first and lower risk liens when adverse economic conditions persist.
We continue to evaluate loans becoming delinquent for potential losses and record provisions for our estimate of those losses. We expect this high level of charge-offs to continue as the delinquent loans are resolved in the future and uncollected balances are charged against the allowance.

The following tables set forth the number and recorded investment in loan delinquencies by type, segregated by geographic location and severity of delinquency at the dates indicated. Construction loans are on properties located in Ohio and there were no delinquencies in the consumer loan portfolio; therefore, neither was segregated.

	Loans Delinquent for				Total
	30-89 Days		90 Days or More
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
March 31, 2013
Real estate loans:
Residential non-Home Today
Ohio	130	$12,168	397	$40,999	527	$53,167
Florida	24	4,014	225	26,965	249	30,979
Kentucky	3	823	3	575	6	1,398
Total Residential non-Home Today	157	17,005	625	68,539	782	85,544
Residential Home Today
Ohio	151	10,376	452	22,271	603	32,647
Florida	1	82	21	980	22	1,062
Total Residential Home Today	152	10,458	473	23,251	625	33,709
Home equity loans and lines of credit (1)
Ohio	119	3,790	158	5,121	277	8,911
Florida	62	4,560	90	5,433	152	9,993
California	6	486	18	1,347	24	1,833
Other	56	1,833	119	2,877	175	4,710
Total Home equity loans and lines of credit	243	10,669	385	14,778	628	25,447
Construction	—	—	4	220	4	220
Consumer loans	—	—	—	—	—	—
Total	552	$38,132	1,487	$106,788	2,039	$144,920

	Loans Delinquent for				Total
	30-89 Days		90 Days or More
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
December 31, 2012
Real estate loans:
Residential non-Home Today
Ohio	154	$15,694	407	$41,698	561	$57,392
Florida	16	3,505	253	30,322	269	33,827
Other	—	—	2	386	2	386
Total Residential non-Home Today	170	19,199	662	72,406	832	91,605
Residential Home Today
Ohio	211	14,644	513	25,948	724	40,592
Florida	4	278	22	1,153	26	1,431
Total Residential Home Today	215	14,922	535	27,101	750	42,023
Home equity loans and lines of credit (1)
Ohio	139	4,027	165	6,320	304	10,347
Florida	64	3,829	105	6,012	169	9,841
California	10	563	21	1,455	31	2,018
Other	32	2,127	46	2,874	78	5,001
Total Home equity loans and lines of credit	245	10,546	337	16,661	582	27,207
Construction	—	—	6	356	6	356
Consumer and other loans	—	—	—	—	—	—
Total	630	$44,667	1,540	$116,524	2,170	$161,191

	Loans Delinquent for				Total
	30-89 Days		90 Days or More
	Number	Amount	Number	Amount	Number	Amount
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

Loans delinquent 90 days or more decreased 0.1% to 1.1% of total net loans at March 31, 2013 from both September 30, 2012 and December 31, 2012, and decreased 0.4% from 1.5% at March 31, 2012. Loans delinquent 30 to 89 days remained constant at 0.4% of total net loans at March 31, 2013 from December 31, 2012, decreased 0.1% from 0.5% at September 30, 2012, and was equivalent to March 31, 2012. During the last several years, the inability of borrowers to repay their loans has been primarily a result of high unemployment and uncertain economic prospects in our primary lending markets. Although regional employment levels have improved, the breadth and sustainability of the economic recovery remains tenuous and accordingly, we expect some borrowers who are current on their loans at March 31, 2013 to experience payment problems in the future. The excess number of housing units available for sale in certain segments of the market today also may limit a borrower’s ability to sell a home he or she can no longer afford. In many Florida areas, housing values continue to remain depressed due to prior rapid building and speculation, which has resulted in considerable inventory on the market and may limit a borrower’s ability to sell a home. As a result, we expect the overall level of loans delinquent 90 days or more will remain at elevated levels in the future.

The following table sets forth the recorded investments and categories of our non-performing assets and troubled debt restructurings at the dates indicated.

	March 31, 2013	December 31, 2012	September 30, 2012	March 31, 2012
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
Residential non-Home Today	$98,268	$101,933	$105,780	$99,022
Residential Home Today	37,125	41,226	41,087	46,368
Home equity loans and lines of credit (1)(3)	30,386	36,096	35,316	34,318
Construction	220	356	377	785
Consumer and other loans	—	—	—	—
Total non-accrual loans (2)(4)(5)	165,999	179,611	182,560	180,493
Real estate owned	19,868	18,605	19,647	18,452
Other non-performing assets	—	—	—	—
Total non-performing assets	$185,867	$198,216	$202,207	$198,945
Ratios:
Total non-accrual loans to total loans	1.67%	1.81%	1.77%	1.81%
Total non-accrual loans to total assets	1.49%	1.58%	1.58%	1.60%
Total non-performing assets to total assets	1.67%	1.74%	1.76%	1.76%
Troubled debt restructurings: (not included in non- accrual loans above)
Real estate loans:
Residential non-Home Today	$65,805	$67,089	$66,988	$55,063
Residential Home Today	51,916	52,564	57,168	62,583
Home equity loans and lines of credit (1)	6,348	6,246	9,761	2,387
Construction	601	607	613	854
Consumer and other loans	—	—	—	—
Total (6)	$124,670	$126,506	$134,530	$120,887
_________________

(1)	Includes bridge loans (loans in which borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).

(2)
Totals at March 31, 2013, December 31, 2012, September 30, 2012 and March 31, 2012, include $47.0 million, $47.4 million, $47.7 million and $15.4 million, respectively, in troubled debt restructurings, which are less than 90 days past due but included with nonaccrual loans for a minimum period of six months from the restructuring date due to their non-accrual status prior to restructuring, because they have been partially charged off, or because all borrowers have been discharged of their obligation through a Chapter 7 bankruptcy.

(3)
The totals at March 31, 2013, December 31, 2012, September 30, 2012 and March 31, 2012 include $4.9 million, $7.1 million, $8.8 million, and $14.6 million, respectively, of performing home equity lines of credit included in nonaccrual, pursuant to regulatory guidance regarding senior lien delinquency issued in January 2012.

(4)
Includes $35.7 million, $40.1 million, $39.1 million and $20.3 million in troubled debt restructurings that are 90 days or more past due at March 31, 2013, December 31, 2012, September 30, 2012 and March 31, 2012, respectively.

(5)
At March 31, 2013, December 31, 2012 and September 30, 2012, the recorded investment of troubled debt restructurings in non-accrual status includes $30.9 million $30.4 million and $30.6 million of performing loans in Chapter 7 bankruptcy status where all borrowers have been discharged of their obligation per the OCC Bank Accounting Advisory Series ("BAAS") interpretive guidance issued in July 2012.

(6)
At March 31, 2013, December 31, 2012 and September 30, 2012, $15.1 million, $15.2 million and $20.5 million of accruing, performing loans in Chapter 7 bankruptcy status, where at least one borrower has been discharged of their obligation, are reported as troubled debt restructurings per the OCC BAAS interpretive guidance issued in July 2012.

The gross interest income that would have been recorded during the six months ended March 31, 2013 on non-accrual loans if they had been accruing during the entire period and troubled debt restructurings if they had been current and performing in accordance with their original terms during the entire period was $8.1 million. The interest income recognized on those loans included in net income for the six months ended March 31, 2013 was $4.0 million.

At March 31, 2013, December 31, 2012, September 30, 2012 and March 31, 2012, respectively, the recorded investment of impaired loans included $131.2 million, $133.1 million, $137.3 million and $123.3 million of accruing loans of which $124.7 million, $126.5 million, $134.5 million and $120.9 million were troubled debt restructurings and $6.6 million, $6.6 million, $2.8 million and $2.4 million are loans that were returned to accrual status when contractual payments were less than 90 days past due and continue to be individually evaluated for impairment until they are less than 30 days past due and do not have a prior charge-off. Loans in all portfolios that have a partial charge-off due to meeting the criteria for individual impairment evaluation will continue to be individually evaluated for impairment until, at a minimum, the impairment has been recovered. At March 31, 2013, December 31, 2012, September 30, 2012 and March 31, 2012, respectively, the recorded investment of non-accrual loans included $20.4 million, $20.5 million, $21.0 million, and $35.6 million of loans that were not included in the recorded investment of impaired loans because they were included in loans collectively evaluated for impairment.
In response to the economic challenges facing many borrowers, the Association continues to modify loans, resulting in $207.3 million of total (accrual and non-accrual) troubled debt restructurings recorded at March 31, 2013. There was a $14.1 million decrease in the recorded investment of troubled debt restructured loans from September 30, 2012 and a $50.8 million increase in the aggregate balance from March 31, 2012 due primarily to the inclusion of Chapter 7 discharged bankruptcies in total troubled debt restructurings. Of the $207.3 million of troubled debt restructurings at March 31, 2013, $112.6 million was in the residential, non-Home Today portfolio and $74.9 million was in the Home Today portfolio.
Debt restructuring is a method increasingly being used to help families keep their homes and preserve our neighborhoods. This involves making changes to the borrowers’ loan terms through interest rate reductions, either for a specific period or for the remaining term of the loan; term extensions, including beyond that provided in the original agreement; principal forgiveness; capitalization of delinquent payments in special situations; or some combination of the above. These loans are measured for impairment based on the present value of expected future cash flows discounted at the effective interest rate of the original loan contract. Expected future cash flows include a discount factor representing a potential for default. Any shortfall is recorded as an individually evaluated valuation reserve as part of the allowance for loan losses. We evaluate these loans using the expected future cash flows because we expect the borrower, not liquidation of the collateral, to be the source of repayment for the loan. A loan modified as a troubled debt restructuring is reported as a troubled debt restructuring for a minimum of one year. After one year, a loan will not be included in the balance of troubled debt restructurings if the loan was modified to yield a market rate for loans of similar credit risk at the time of restructuring and the loan is not impaired based on the terms of the restructuring agreement. No loans were removed from total troubled debt restructurings during the six months ended March 31, 2013.

The following table sets forth the recorded investment in accrual and non-accrual troubled debt restructured loans, by the types of concessions granted as of March 31, 2013.

	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Modifications	Bankruptcy	Total
	(In thousands)
Accrual
Residential non-Home Today	$15,082	$1,508	$12,396	$16,491	$10,200	$10,128	$65,805
Residential Home Today	12,335	93	7,023	17,655	14,066	744	51,916
Home equity loans and lines of credit	86	720	787	186	336	4,233	6,348
Construction	—	601	—	—	—	—	601
Total	$27,503	$2,922	$20,206	$34,332	$24,602	$15,105	$124,670
Non-Accrual, Performing
Residential non-Home Today	$928	$315	$622	$1,995	$4,127	$17,886	$25,873
Residential Home Today	2,661	81	1,352	1,024	2,895	3,103	11,116
Home equity loans and lines of credit	—	—	—	—	34	9,933	9,967
Construction	—	—	—	—	—	—	—
Total	$3,589	$396	$1,974	$3,019	$7,056	$30,922	$46,956
Non-Accrual, Non-Performing
Residential non-Home Today	$2,769	$657	$1,355	$920	$2,564	$12,692	$20,957
Residential Home Today	3,075	104	2,835	2,074	2,436	1,379	11,903
Home equity loans and lines of credit	—	—	53	—	117	2,636	2,806
Construction	—	—	—	—	—	18	18
Total	$5,844	$761	$4,243	$2,994	$5,117	$16,725	$35,684
Total Troubled Debt Restructurings
Residential non-Home Today	$18,779	$2,480	$14,373	$19,406	$16,891	$40,706	$112,635
Residential Home Today	18,071	278	11,210	20,753	19,397	5,226	74,935
Home equity loans and lines of credit	86	720	840	186	487	16,802	19,121
Construction	—	601	—	—	—	18	619
Total	$36,936	$4,079	$26,423	$40,345	$36,775	$62,752	$207,310
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
Since August 2008, 44.7% of loans modified through the Association's restructuring program are for borrowers who are current on their loans but who request a modification due to a recent or impending event that has caused or will cause a temporary financial strain and who receive concessions that would otherwise not be considered.

The recorded investment of troubled debt restructured loans in accrual status as of March 31, 2013 is set forth in the following table as having a modification agreement date less than one year old or greater than or equal to one year old.

	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Modifications	Bankruptcy	Total
	(Dollars in thousands)
Accruing Modifications Less Than One Year Old
Residential non-Home Today	$4,219	$—	$412	$4,375	$3,255	$2,213	$14,474
Residential Home Today	151	—	—	224	6,213	141	6,729
Home equity loans and lines of credit	35	106	—	30	145	1,023	1,339
Construction	—	—	—	—	—	—	—
Total	$4,405	$106	$412	$4,629	$9,613	$3,377	$22,542
Accruing Modifications Greater Than or Equal to One Year Old
Residential non-Home Today	$10,862	$1,508	$11,984	$12,117	$6,945	$7,915	$51,331
Residential Home Today	12,185	93	7,023	17,430	7,853	603	45,187
Home equity loans and lines of credit	51	614	787	156	191	3,210	5,009
Construction	—	601	—	—	—	—	601
Total	$23,098	$2,816	$19,794	$29,703	$14,989	$11,728	$102,128
On March 31, 2013 the unpaid principal balance of our home equity loans and lines of credit portfolio consisted of $169.5 million in home equity loans (which included $124.2 million of home equity lines of credit which are in the amortization period and no longer eligible to be drawn upon), $1.4 million in bridge loans and $1.8 billion in home equity lines of credit. The following table sets forth credit exposure, principal balance, percent delinquent 90 days or more, the mean combined loan-to-value (“CLTV”) percent at the time of origination and the current mean CLTV percent of our home equity loans, home equity lines of credit and bridge loan portfolio as of March 31, 2013. Home equity lines of credit in the draw period are reported according to geographic distribution.

	Credit Exposure	Principal Balance	Percent Delinquent 90 days or More	Mean CLTV Percent at Origination (2)	Current Mean CLTV Percent (3)
	(Dollars in thousands)
Home equity lines of credit in draw period (by state)
Ohio	$1,379,557	$680,748	0.47%	61%	74%
Florida	796,502	570,669	0.91%	62%	99%
California	317,618	228,830	0.26%	68%	85%
Other (1)	577,869	350,668	0.29%	63%	76%
Total home equity lines of credit in draw period	3,071,546	1,830,915	0.55%	62%	80%
Home equity lines in repayment, home equity loans and bridge loans	170,905	170,905	2.79%	66%	66%
Total	$3,242,451	$2,001,820	0.74%	62%	79%
_________________

(1)	No individual state has a credit exposure or drawn balance greater than 5% of the total.

(2)	Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.

(3)
Current Mean CLTV is based on best available first mortgage and property values as of March 31, 2013. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.

At March 31, 2013, 42.7% of our home equity lending portfolio was either in first lien position (24.8%) or was in a subordinate (second) lien position behind a first lien that we held (7.0%) or behind a first lien that was held by a loan that we serviced for others (10.9%). In addition, at March 31, 2013, 19.0% of our home equity line of credit portfolio in the draw period was making only the minimum payment on their outstanding line balance.

The following table sets forth credit exposure, principal balance, percent delinquent 90 days or more, the mean CLTV percent at the time of origination and the current mean CLTV percent of our home equity loans, home equity lines of credit and bridge loan portfolio as of March 31, 2013. Home equity lines of credit in the draw period are by the year originated:

	Credit Exposure	Principal Balance	Percent Delinquent 90 days or More	Mean CLTV Percent at Origination (1)	Current Mean CLTV Percent (2)
	(Dollars in thousands)
Home equity lines of credit in draw period
2003 and prior	$720,812	$364,695	0.49%	57%	70%
2004	168,234	94,157	1.12%	68%	80%
2005	117,651	71,225	1.32%	67%	88%
2006	281,698	182,868	0.70%	66%	96%
2007	430,161	305,234	0.68%	67%	96%
2008	899,039	586,958	0.47%	64%	81%
2009	381,153	193,176	0.06%	55%	67%
2010	33,962	15,117	—%	58%	66%
2011(3)	232	137	—%	39%	70%
2012	30,509	13,823	—%	52%	56%
2013	8,095	3,525	—%	53%	57%
Total home equity lines of credit in draw period	3,071,546	1,830,915	0.55%	62%	80%
Home equity lines in repayment, home equity loans and bridge loans	170,905	170,905	2.79%	66%	66%
Total	$3,242,451	$2,001,820	0.74%	62%	79%
_________________

(1)	Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.

(2)
Current Mean CLTV is based on best available first mortgage and property values as of March 31, 2013. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.

(3)	Amounts represent home equity lines of credit that were previously originated, and that were closed and subsequently replaced in 2011.
As described above, in light of the past weakness in the housing market, the current level of delinquencies and the uncertainty with respect to future employment levels and economic prospects, we currently conduct an expanded loan level evaluation of our equity lines of credit which are delinquent 90 days or more.
The following table sets forth the breakdown of current mean CLTV percentages for our home equity lines of credit in the draw period as of March 31, 2013.

	Credit Exposure	Principal Balance	Percent of Total	Percent Delinquent 90 days or More	Mean CLTV Percent at Origination	Current Mean CLTV Percent
	(Dollars in thousands)
Home equity lines of credit in draw period (by current mean CLTV)
< 80%	$1,516,996	$740,280	40.4%	0.77%	51%	53%
80 - 89.9%	368,260	217,049	11.9%	0.92%	72%	85%
90 - 100%	288,650	192,574	10.5%	0.34%	75%	95%
> 100%	696,443	561,298	30.7%	0.29%	77%	133%
Unknown	201,198	119,714	6.5%	0.02%	63%	(1)
	$3,071,547	$1,830,915	100.0%	0.55%	62%	80%
_________________

(1)	Market data necessary for stratification is not readily available.

Mortgage Servicing Rights. Mortgage servicing rights represent the present value of the estimated future net servicing fees expected to be received pursuant to the right to service loans that are in our loan servicing portfolio but are owned by others. Mortgage servicing rights are recognized as assets for both purchased rights and for the allocated value of retained servicing rights on loans sold. The most critical accounting policy associated with mortgage servicing is the methodology used to determine the fair value of capitalized mortgage servicing rights. A number of estimates affect the capitalized value and include: (1) the mortgage loan prepayment speed assumption; (2) the estimated prospective cost expected to be incurred in connection with servicing the mortgage loans; and (3) the discount factor used to compute the present value of the mortgage servicing right. The mortgage loan prepayment speed assumption is significantly affected by interest rates. In general, during periods of falling interest rates, mortgage loans prepay faster and the value of our mortgage servicing assets decreases. Conversely, during periods of rising rates, the value of mortgage servicing rights generally increases due to slower rates of prepayments. The estimated prospective cost expected to be incurred in connection with servicing the mortgage loans is deducted from the retained servicing fee (gross mortgage loan interest rate less amounts remitted to third parties – investor pass-through rate, guarantee fee, mortgage insurance fee, etc.) to determine the net servicing fee for purposes of capitalization computations. To the extent that prospective actual costs incurred to service the mortgage loans differ from the estimate, our future results will be adversely (or favorably) impacted. The discount factor selected to compute the present value of the servicing right reflects expected marketplace yield requirements.
The amount and timing of mortgage servicing rights amortization is adjusted monthly based on actual results. In addition, on a quarterly basis, we perform a valuation review of mortgage servicing rights for potential decreases in value. This quarterly valuation review entails applying current assumptions to the portfolio classified by interest rates and, secondarily, by prepayment characteristics. At March 31, 2013, the capitalized value of our right to service $3.33 billion of loans for others was $16.4 million, or 0.49% of the serviced loan portfolio and was based on an estimated weighted-average life of 3.2 years. Activity in mortgage servicing rights asset is summarized as follows:

	Three Months Ended
	March 31, 2013			March 31, 2012
	Mortgage Servicing Asset	Valuation Allowance	Net	Mortgage Servicing Asset	Valuation Allowance	Net
	(Dollars in thousands)
Balance - beginning of period	$17,787	$—	$17,787	$26,012	$—	$26,012
Additions from loan securitizations/sales	338		338	—		—
Amortization	(1,735)		(1,735)	(2,133)		(2,133)
Net change in valuation allowance		—	—		—	—
Balance - end of period	$16,390	—	$16,390	$23,879	—	$23,879
Fair value of capitalized amounts			$22,625			$27,309

	Six Months Ended
	March 31, 2013			March 31, 2012
	Mortgage Servicing Asset	Valuation Allowance	Net	Mortgage Servicing Asset	Valuation Allowance	Net
	(Dollars in thousands)
Balance - beginning of period	$19,613	$—	$19,613	$28,919	$—	$28,919
Additions from loan securitizations/sales	559		559	—		—
Amortization	(3,782)		(3,782)	(5,040)		(5,040)
Net change in valuation allowance		—	—		—	—
Balance - end of period	$16,390	$—	$16,390	$23,879	$—	$23,879
Fair value of capitalized amounts			$22,625			$27,309

At March 31, 2013, substantially all of the approximately 34 thousand loans serviced for Fannie Mae and others were performing in accordance with their contractual terms and management believes that it has no material repurchase obligations associated with these loans. The following tables summarize our repurchases and loss reimbursements to investors, charges related to default servicing non-compliance and compensatory fees incurred during the indicated periods. All transactions were related to loans serviced for Fannie Mae. There were no material repurchase or loss reimbursement requests outstanding at March 31, 2013, but an accrual for $2.4 million has been established for probable losses.

	Three Months Ended
	March 31, 2013			March 31, 2012
	Number of Loans	Balance	Losses or Charges Incurred	Number of Loans	Balance	Losses or Charges Incurred
	(Dollars in thousands)
Repurchased loans:
Non-recourse, non-performing loans(1)	1	$138	$7	11	$2,258	$365
Recourse, non-performing loans(2)	—	—	—	2	43	3
Non-recourse, performing loans(3)	1	247	—	—	—	—
Post-disposition file reviews(4)	7	—	616	7	—	499
Compensatory fees related to default servicing(5)	—	—	165	—	—	16
	9	$385	$788	20	$2,301	$883

	Six Months Ended
	March 31, 2013			March 31, 2012
	Number of Loans	Balance	Losses or Charges Incurred	Number of Loans	Balance	Losses or Charges Incurred
	(Dollars in thousands)
Repurchased loans:
Non-recourse, non-performing loans(1)	1	$138	$7	12	$2,347	$388
Recourse, non-performing loans(2)	—	—	—	2	43	3
Non-recourse, performing loans(3)	5	780	—	—	—	—
Post-disposition file reviews(4)	13	—	967	8	—	601
Compensatory fees related to default servicing(5)	—	—	210	—	—	89
	19	$918	$1,184	22	$2,390	$1,081
_________________

(1)	Repurchase of non-recourse, non-performing loan was attributed to underwriting (primarily debt-to-income ratio) and/or servicing non-compliance.

(2)
At March 31, 2013 the Association serviced 167 loans with a principal balance of $5.8 million for Fannie Mae that were subject to recourse. Of these, five loans with principal balances that totaled $134 thousand were delinquent 30 days or more. All other loans serviced for others were sold without recourse.

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

We also assess the likelihood that tax positions resulting in material tax benefits would be upheld upon examination of a tax authority. At March 31, 2013, we considered all current tax positions more likely than not to be realized upon examination and we have not recorded any tax liabilities for uncertain tax positions.
Mortgage Loans Held for Sale. We originate the vast majority of our loans for portfolio purposes and since we have the intent and the ability to hold them until maturity or into the foreseeable future, they are classified as loans held for investment. The current origination exceptions are loans originated under Fannie Mae's HARP II (Home Affordable Refinance Program) or DURP (Desktop Underwriter Refi Plus) initiatives. Those loans are classified at origination as loans held for sale, are carried at the lower of cost or fair value and remain in that category until sold. As opportunities arise to strategically improve our interest rate risk position, we periodically consider offering for sale a select group of our first mortgage, held for investment loans. We reclassify held for investment loans as held for sale when we have engaged and instructed an investment banking representative to actively offer the loans for sale for a set period of time. If the set period of time has elapsed or if specific loans are subsequently excluded from the sale discussions, and it is our intent and we have the ability to hold such loans until maturity or into the foreseeable future, then those specific loans will be returned to the held for investment classification. Reclassifications of loans are made at the lower of cost or fair value on the date of transfer.
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

Comparison of Financial Condition at March 31, 2013 and September 30, 2012
Total assets decreased $396.4 million, or 3%, to $11.12 billion at March 31, 2013 from $11.52 billion at September 30, 2012. This decrease was mainly the result of a decrease in the balance of our loans held for investment and loans held for sale portfolios combined with a decrease in cash and cash equivalents offset by an increase in investment securities.
Cash and cash equivalents decreased $24.2 million, or 8%, to $284.1 million at March 31, 2013 from $308.3 million at September 30, 2012, as our most liquid assets have been reinvested into investment securities and have been used to fund reductions in the balances of deposits and borrowings.
Investment securities increased $35.5 million, or 8%, to $456.9 million at March 31, 2013 from $421.4 million at September 30, 2012. Investment securities increased, as $152.2 million in purchases exceeded $111.6 million in principal paydowns and $3.7 million of net acquisition premium amortization that occurred in the mortgage-backed securities portfolio during the six months ended March 31, 2013. There were no sales of investment securities during the six months ended March 31, 2013.
Mortgage loans held for sale decreased $27.6 million, or 22%, to $96.9 million at March 31, 2013 from $124.5 million at September 30, 2012. During the six months ended March 31, 2013, loan sales of $222.2 million were completed, consisting of $35.8 million of fixed-rate loans that qualified under Fannie Mae's Home Affordable Refinance Program (HARP II), $58.3 million of fixed-rate non-agency whole loans and $128.1 million of adjustable-rate non-agency whole loans. During the six months ended March 31, 2013 there were $323.0 million of loans transferred from the held for investment portfolio to the held for sale portfolio. During the same period there were $144.8 million of loans transferred from the held for sale portfolio to the the held for investment portfolio. At March 31, 2013, there were $90.2 million of fixed-rate, non-agency whole loans included in mortgage loans held for sale. Additionally, the balance of mortgage loans held for sale at March 31, 2013, included $6.7 million of HARP II loans.
Loans held for investment, net, decreased $373.7 million, or 4%, to $9.85 billion at March 31, 2013 from $10.22 billion at September 30, 2012. Mainly as a result of completed loan sales during the first six months of the fiscal year partially offset by the lower level of loans being classified as held for sale, residential mortgage loans decreased $214.9 million, or 3%, to $7.94 billion at March 31, 2013. The decrease in residential mortgage loans included the negative impact of $16.5 million in net charge-offs in the quarter ended March 31, 2013. The allowance for loan losses increased $0.7 million, or 1%, to $101.2 million at March 31, 2013 from $100.5 million at September 30, 2012. During the six months ended March 31, 2013, $451.0 million of three and five year “SmartRate” loans were originated while $436.5 million of 10, 15, and 30 year fixed-rate first mortgage loans were originated. These fixed-rate originations were more than offset by paydowns and fixed rate loan sales which resulted in a reduction of the balance of owned fixed-rate, first mortgage loans during the six month period ended March 31, 2013. Historically, the preponderance of our new loan originations was comprised of fixed-rate loans which were frequently offset by fixed-rate loan sales. Loan sales of $222.2 million were recorded in the six months ended March 31, 2013, of which $186.4 million were non-agency loan sales, which reflects the impact of changes by Fannie Mae, the Association’s primary loan investor, related to requirements for loans that it accepts, as well as the strategy of originating adjustable rate loans to be held for investment on our balance sheet. Refer to the Controlling Our Interest Rate Risk Exposure section of the Overview for additional discussion regarding our management of interest rate risk. In addition to the decrease in residential mortgage loans, there was a $153.7 million decrease in home equity loans and lines of credit. Between June 28, 2010 and March 20, 2012, we suspended the acceptance of new home equity loan and line of credit applications with the exception of bridge loans. Beginning in March, 2012, we offered redesigned home equity lines of credit to qualifying existing home equity customers, subject to certain property and credit performance conditions. In February 2013 we further modified the product design and in April 2013 we extended the offer to both existing home equity customers and new consumers in Ohio, Florida and selected counties in Kentucky. At March 31, 2013, the recorded investment related to home equity lines of credit originated subsequent to March 20, 2012, totaled $17.6 million At March 31, 2013, pending commitments to extend new home equity lines of credit to our existing customers totaled $5.5 million. Refer to the Controlling Our Interest Rate Risk Exposure section of the Overview for additional information.
Mortgage loan servicing assets, net, decreased $3.2 million, or 16%, to $16.4 million at March 31, 2013 from $19.6 million at September 30, 2012. This decrease was due to $3.8 million in amortization expense, offset by $559 thousand in new loan servicing assets resulting from $222.2 million of loan sales completed during the six months ended March 31, 2013. Additionally, this change reflected the reduced level, as compared to pre-2010 levels, of loan sales, and accompanying creation of new mortgage loan servicing assets, that resulted from the delivery requirement changes imposed by Fannie Mae as described in the Controlling Our Interest Rate Risk Exposure section of the Overview. The majority of the amortization of the servicing assets is linked to the cyclically low level of mortgage interest rates that prompted accelerated refinancing activity by borrowers. The principal balance of loans serviced (with an associated servicing asset) decreased $444.8 million, or 12%, during the six months ended March 31, 2013 to $3.33 billion from $3.77 billion at September 30, 2012.
Deposits decreased $224.1 million, or 2%, to $8.76 billion at March 31, 2013 from $8.98 billion at September 30, 2012. The decrease in deposits resulted from a $304.8 million decrease in our certificates of deposit, partially offset by a $34.6 million increase in our high-yield savings accounts (a subcategory of our savings accounts) and a $42.8 million increase in our high-yield checking accounts (a subcategory of our negotiable order of withdrawal accounts). We believe that our high-yield savings accounts as well as our high-yield checking accounts provide a stable source of funds. In addition, our high yield savings accounts are expected to reprice in a manner similar to our home equity lending products, and, therefore, assist us in managing interest rate risk. To manage our cost of funds, maturing, higher rate certificates of deposits were replaced by other lower rate savings products that we offered or, if the depositor withdrew their maturing accounts, the monies were replaced by borrowings from the Federal Home Loan Bank of Cincinnati.
Borrowed funds decreased $172.3 million to $315.9 million at March 31, 2013 from $488.2 million at September 30, 2012. The decrease was comprised mainly of a $306.0 million decrease in lower cost, short-term borrowings partially offset by a $133.7 million increase in long-term borrowings from the Federal Home Loan Bank of Cincinnati, the proceeds of which were primarily held in interest earning cash and cash equivalents which augment our liquidity. The decrease in short-term advances can be attributed to the increased loans sales and decreased cash demands.
Total shareholders’ equity increased $28.5 million, or 2%, to $1.84 billion at March 31, 2013 from $1.81 billion at September 30, 2012. This increase primarily reflected $23.9 million of net income in the current six month period combined with $5.4 million of adjustments related to the allocation of shares of our common stock related to awards under the stock-based compensation plan and the ESOP.

Comparison of Operating Results for the Three Months Ended March 31, 2013 and 2012
Average balances and yields. The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effects thereof were not material. Average balances are derived from daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense.

	Three Months Ended				Three Months Ended
	March 31, 2013				March 31, 2012
	Average Balance	Interest Income/ Expense		Yield/ Cost (1)	Average Balance	Interest Income/ Expense		Yield/ Cost (1)
	(Dollars in thousands)
Interest-earning assets:
Other interest-earning cash equivalents	$234,237	$134		0.23%	$269,830	$147		0.22%
Investment securities	9,303	9		0.39%	10,361	9		0.35%
Mortgage-backed securities	439,975	1,070		0.97%	359,179	1,562		1.74%
Loans (2)	10,216,741	95,241		3.73%	10,200,004	102,696		4.03%
Federal Home Loan Bank stock	35,620	381		4.28%	35,620	404		4.54%
Total interest-earning assets	10,935,876	96,835		3.54%	10,874,994	104,818		3.86%
Noninterest-earning assets	286,432				295,604
Total assets	$11,222,308				$11,170,598
Interest-bearing liabilities:
NOW accounts	$1,022,074	602		0.24%	$980,248	700		0.29%
Savings accounts	1,809,665	1,485		0.33%	1,762,811	1,933		0.44%
Certificates of deposit	5,922,765	25,943		1.75%	5,932,175	35,757		2.41%
Borrowed funds	417,843	875		0.84%	441,034	643		0.58%
Total interest-bearing liabilities	9,172,347	28,905		1.26%	9,116,268	39,033		1.71%
Noninterest-bearing liabilities	223,303				253,231
Total liabilities	9,395,650				9,369,499
Shareholders’ equity	1,826,658				1,801,099
Total liabilities and shareholders’ equity	$11,222,308				$11,170,598
Net interest income		$67,930				$65,785
Interest rate spread (1)(3)				2.28%				2.15%
Net interest-earning assets (4)	$1,763,529				$1,758,726
Net interest margin (1)(5)		2.48%	(1)			2.42%	(1)
Average interest-earning assets to average interest-bearing liabilities	119.23%				119.29%
Selected performance ratios:
Return on average assets		0.46%	(1)			0.04%	(1)
Return on average equity		2.80%	(1)			0.23%	(1)
Average equity to average assets		16.28%				16.12%
_________________

(1)	Annualized

(2)	Loans include both mortgage loans held for sale and loans held for investment.

(3)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by total interest-earning assets.

General. Net income increased $11.8 million to $12.8 million for the quarter ended March 31, 2013 from $1.0 million for the quarter ended March 31, 2012. The increase in net income was attributable primarily to an increase in net interest income and a lower provision for loan losses partially offset by an increase in non-interest expense.
Interest Income. Interest income decreased $8.0 million, or 8%, to $96.8 million during the current quarter compared to $104.8 million during the same quarter in the prior year. The decrease in interest income resulted primarily from a decrease in interest income from loans combined with a decrease in interest income from mortgage-backed securities.
Interest income on mortgage-backed securities decreased nearly $0.5 million, or 31%, to $1.1 million for the current quarter compared to $1.6 million during the same quarter in the prior year. This change was attributed to a 77 basis point decrease in the average yield on mortgage-backed securities to 0.97% for the current quarter from 1.74% for the same quarter last year, as interest rates on adjustable rate mortgage loans that collateralize certain mortgage-backed securities reset to lower current interest rates and higher rate, fixed-rate mortgage loans that collateralize other mortgage-backed securities continued to experience accelerated paydowns. In addition, there was a $80.8 million, or 22%, increase in the average balance to $440.0 million on mortgage-backed securities for the quarter ended March 31, 2013 compared to $359.2 million during the same quarter last year.
Interest income on loans decreased $7.5 million, or 7%, to $95.2 million compared to $102.7 million during the same quarter in the prior year. This change was attributed to a 30 basis point decrease in the average yield on loans to 3.73% for the current quarter from 4.03% for the same quarter last year as historically low interest rates have kept the level of refinance activity high. Additionally, our “SmartRate” adjustable-rate first mortgage loan originations for the quarter ended March 31, 2013, were originated at interest rates below rates offered on fixed-rate products and contributed to the lower average yield. The lower average yields on loans were partially offset by a $16.7 million, or a less than 1%, increase in the average balance of loans to $10.22 billion for the quarter ended March 31, 2013 compared to $10.20 billion during the same quarter last year as new loan production slightly exceeded repayments and loan sales.
Interest Expense. Interest expense decreased $10.1 million, or 26%, to $28.9 million during the current quarter compared to $39.0 million during the quarter ended March 31, 2012. The decrease resulted primarily from a decrease in interest expense on certificates of deposit combined with modest decreases in interest expense on NOW accounts and savings accounts.
Interest expense on certificates of deposit decreased $9.9 million, or 28%, to $25.9 million during the current quarter compared to $35.8 million during the quarter ended March 31, 2012. The change was mainly attributable to a 66 basis point decrease in the average rate we paid on certificates of deposit to 1.75% for the current quarter from 2.41% for the same quarter last year combined with a $9.4 million, or a less than 1%, decrease in the average balance on certificates of deposit to $5.92 billion during the current quarter from an average balance of $5.93 billion during the same quarter of the prior year. Rates were adjusted on deposits in response to changes in general market rates as well as to changes in the rates paid by our competition on short-term certificates of deposit. Additionally, to optimally manage our funding costs during the current quarter, maturing, higher rate certificates of deposits were replaced by other lower rate savings products or borrowed funds.
Net Interest Income. Net interest income increased $2.1 million, or 3%, to $67.9 million during the current quarter from $65.8 million during the quarter ended March 31, 2012. As net interest income increased during the quarter, we experienced an improvement in our interest rate spread, which increased 13 basis points to 2.28% compared to 2.15% during the same quarter last year. Low interest rates have decreased the yield on interest-earning assets, and to a greater extent, the rate paid on deposits and borrowed funds resulting in the increase in net interest income. Our net interest margin increased six basis points to 2.48% for the quarter ended March 31, 2013, compared to 2.42% during the same quarter last year. Our average net interest-earning assets increased $4.8 million, to $1.76 billion during the current quarter compared to the quarter ended March 31, 2012.
Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level we consider necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. In determining the level of the allowance for loan losses, we consider past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of non-performing and other classified loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or conditions change. We assess the allowance for loan losses on a quarterly basis and make provisions for loan losses in order to maintain the allowance. Recently, improving regional employment levels, stabilization in residential real estate values, recovering capital and credit markets, and upturns in consumer confidence have resulted in better credit metrics for us. Nevertheless, the depth of the decline in housing values that accompanied the 2008 financial crisis still presents significant challenges for many of our borrowers who may attempt to sell their homes or refinance their loans as a means to self-cure a delinquency.

Based on our evaluation of the above factors, we recorded a provision for loan losses of $10.0 million during the quarter ended March 31, 2013 and a provision of $27.0 million during the quarter ended March 31, 2012. The loan loss provision decreased in the current quarter and reflected the decreased level of charge-offs and loan delinquencies during the current quarter when compared to the same quarter in the prior fiscal year. The decreased level of charge-offs during the current quarter occurred throughout our entire loan portfolio. The net charge-offs of $14.0 million exceeded the loan loss provision of $10.0 million recorded for the current quarter while the loan loss provision of $27.0 million recorded for the quarter ended March 31, 2012 exceeded net charge-offs of $22.6 million. The loan loss provisions were recorded with the objective of aligning our overall allowance for loan losses with our current estimates of loss in the portfolio. The allowance for loan losses was $101.2 million, or 1.02% of total recorded investment in loans receivable, at March 31, 2013, compared to $101.3 million or 1.02% of total recorded investment in loans receivable at March 31, 2012.
In comparison to the balance at December 31, 2012, the total recorded investment in non-accrual loans decreased $13.6 million during the quarter ended March 31, 2013. Since March 31, 2012, the total recorded investment in non-accrual loans decreased $14.5 million. The recorded investment in non-accrual loans in our residential, non-Home Today portfolio decreased $3.7 million, or 3.6% during the current quarter, to $98.3 million at March 31, 2013, and decreased $0.8 million, or 0.8% since March 31, 2012. At March 31, 2013, the recorded investment in our non-Home Today portfolio was $7.72 billion, compared to $7.63 billion at December 31, 2012 and $7.38 billion at March 31, 2012. During the current quarter, non-Home Today net charge-offs were $5.0 million. The recorded investment in non-accrual loans in our residential, Home Today portfolio decreased $4.1 million, or 9.9% during the current quarter, to $37.1 million at March 31, 2013, and decreased $9.2 million, or 19.9% since March 31, 2012. At March 31, 2013, the recorded investment in our Home Today portfolio was $190.0 million, compared to $198.2 million at December 31, 2012 and $226.9 million at March 31, 2012. During the current quarter, Home Today net charge-offs were $3.8 million. The recorded investment in non-accrual home equity loans and lines of credit decreased $5.7 million, or 15.8%, during the current quarter, to $30.4 million at March 31, 2013, and decreased $3.9 million, or 11.5% since March 31, 2012. The recorded investment in our home equity loans and lines of credit portfolio at March 31, 2013, was $2.01 billion, compared to $2.09 billion at December 31, 2012 and $2.33 billion at March 31, 2012. During the current quarter, home equity loans and lines of credit net charge-offs were $5.2 million. We believe that non-performing home equity loans and lines of credit are, on a relative basis, of greater concern than non-Home Today loans as these home equity loans and lines of credits generally hold subordinated positions and accordingly, represent a higher level of risk. The non-performing balances of home equity loans and lines of credit were $30.4 million or 1.5% of the home equity loans and lines of credit portfolio at March 31, 2013 compared to $36.1 million, or 1.73% at December 31, 2012 and $34.3 million, or 1.47% at March 31, 2012. Again, in spite of some recent improved credit metrics, we will continue to closely monitor the loss performance of this category.
Non-Interest Income. Non-interest income decreased $0.3 million, or 5%, to $6.1 million during the current quarter compared to $6.4 million during the quarter ended March 31, 2012, mainly as a result of lower net loan servicing fees received in connection with the smaller portfolio of loans serviced for others and a non-recurring gain associated with the early extinguishment of debt by a borrower that was recognized in the quarter ended March 31, 2012 partially offset by an increase in gains on the sale of loans during the current quarter.
Non-Interest Expense. Non-interest expense increased $1.9 million, or 4%, to $45.2 million during the current quarter compared to $43.3 million during the quarter ended March 31, 2012 primarily from annual adjustments to salaries and employee benefits, additional marketing services expenditures incurred primarily in support of our mortgage lending activities and increases other operating expenses.
Income Tax Expense. The provision for income taxes was $6.0 million during the current quarter compared to $0.9 million during the quarter ended March 31, 2012. The provision for the current quarter included $6.0 million of federal tax and $13 thousand of state income tax expense. The provision for the quarter ended March 31, 2012 included $837 thousand of federal tax and $17 thousand of state income tax expense. Our effective federal tax rate was 32.0% during the current quarter compared to 45.0% in the quarter ended March 31, 2012. Our provision for income taxes in the current quarter aligns our year-to-date provision with our expectations for the full fiscal year. Our expected effective income tax rate for this fiscal year is below the federal statutory rate because of our ownership of bank-owned life insurance. The effective rate for the quarter ended March 31, 2012 reflected the relatively low level of income before income taxes and the resulting disproportionate impact of a $0.3 million adjustment that was recorded to increase our deferred tax asset valuation allowance related to our charitable contribution carry forward that expired on September 30, 2012.

Comparison of Operating Results for the Six Months Ended March 31, 2013 and 2012
Average balances and yields. The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effects thereof were not material. Average balances are derived from daily average balances. Non-accrual loans were included in the computation of loan average balances, and have been reflected in the table as carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense.

	Six Months Ended				Six Months Ended
	March 31, 2013				March 31, 2012
	Average Balance	Interest Income/ Expense		Yield/ Cost (1)	Average Balance	Interest Income/ Expense		Yield/ Cost (1)
	(Dollars in thousands)
Interest-earning assets:
Other interest-earning cash equivalents	$233,015	$295		0.25%	$280,495	$345		0.25%
Investment securities	9,502	18		0.38%	10,455	19		0.36%
Mortgage-backed securities	433,580	2,174		1.00%	366,222	3,323		1.81%
Loans (2)	10,302,699	193,930		3.76%	10,102,086	205,903		4.08%
Federal Home Loan Bank stock	35,620	806		4.53%	35,620	763		4.28%
Total interest-earning assets	11,014,416	197,223		3.58%	10,794,878	210,353		3.90%
Noninterest-earning assets	285,911				272,617
Total assets	$11,300,327				$11,067,495
Interest-bearing liabilities:
NOW accounts	$1,015,770	$1,307		0.26%	$975,559	$1,407		0.29%
Savings accounts	1,801,513	3,167		0.35%	1,738,801	4,088		0.47%
Certificates of deposit	5,989,442	54,691		1.83%	5,961,051	73,601		2.47%
Borrowed funds	417,793	1,712		0.82%	300,454	1,217		0.81%
Total interest-bearing liabilities	9,224,518	60,877		1.32%	8,975,865	80,313		1.79%
Noninterest-bearing liabilities	256,052				298,480
Total liabilities	9,480,570				9,274,345
Shareholders’ equity	1,819,757				1,793,150
Total liabilities and shareholders’ equity	$11,300,327				$11,067,495
Net interest income		$136,346				$130,040
Interest rate spread (1)(3)				2.26%				2.11%
Net interest-earning assets (4)	$1,789,898				$1,819,013
Net interest margin (1)(5)		2.48%				2.41%
Average interest-earning assets to average interest-bearing liabilities	119.40%				120.27%
Selected performance ratios:
Return on average assets		0.42%	(1)			0.17%	(1)
Return on average equity		2.63%	(1)			1.06%	(1)
Average equity to average assets		16.10%				16.20%
_________________

(1)	Annualized.

(2)	Loans include both mortgage loans held for sale and loans held for investment.

(3)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by total interest-earning assets.

General. Net income increased $14.4 million to $23.9 million for the six months ended March 31, 2013 from $9.5 million for the six months ended March 31, 2012. The increase in net income was attributable primarily to an increase in net interest income, an increase in non-interest income and a decrease in the provision for loan losses, partially offset by an increase in non-interest expense.
Interest Income. Interest income decreased $13.2 million, or 6%, to $197.2 million during the six months ended March 31, 2013, compared to $210.4 million during the same six months in the prior year. The decrease in interest income resulted primarily from a decrease in interest income from loans combined with a decrease in income on mortgage backed securities. Interest income on loans decreased $12.0 million, or 6%, to $193.9 million for the six months ended March 31, 2013 compared to $205.9 million for the six months ended March 31, 2012. This decrease was attributed to a 32 basis point decrease in the average yield on loans to 3.76% for the six months ended March 31, 2013 from 4.08% for the same six months in the prior year as historically low interest rates have kept the level of refinance activity high. Additionally, our “SmartRate” adjustable-rate first mortgage loan originations for the six months ended March 31, 2013, were originated at interest rates below rates offered on fixed-rate products and contributed to the lower average yield. The lower yields on loans were partially offset by a $200.6 million increase in the average balance of loans to $10.30 billion in the current six month period compared to $10.10 billion during the same six months in the prior year as new loan production exceeded repayments and loan sales.
Interest income on mortgage-backed securities decreased $1.1 million, or 33%, to $2.2 million for the six months ended March 31, 2013, compared to $3.3 million during the same six months in the prior year. This decrease was attributed to an 81 basis point decrease in the average yield on mortgage-backed securities to 1.00% for the six months in the current year from 1.81% for the same six months in the prior year, as interest rates on adjustable rate mortgage loans that collateralize certain mortgage-backed securities reset to lower current interest rates and higher, fixed-rate mortgage loans that collateralize other mortgage-backed securities continued to experience accelerated paydowns and were replaced by securities that provided lower yields. The lower yields were partially offset by a $67.4 million, or 18%, increase in the average balance of mortgage-backed securities to $433.6 million for the six months ended March 31, 2013 compared to $366.2 million during the same six months last year.
Interest Expense. Interest expense decreased $19.4 million, or 24%, to $60.9 million during the current six months compared to $80.3 million during the six months ended March 31, 2012. The change resulted primarily from a decrease in interest expense on certificates of deposit and a decrease in interest expense on savings accounts.
Interest expense on certificates of deposit decreased $18.9 million, or 26%, to $54.7 million during the six months ended March 31, 2013, compared to $73.6 million during the six months ended March 31, 2012. The decrease was attributed to a 64 basis point decrease in the average rate we paid on certificates of deposit to 1.83% for the six months in the current year from 2.47% for the same six months in the prior year partially offset by a $28.3 million, or a less than one percent, increase in the average balance of certificates of deposit to $5.99 billion during the current six months from $5.96 billion during the same six months of the prior year. Rates were adjusted on deposits in response to changes in general market rates as well as to changes in the rates paid by our competition on short-term certificates of deposit. Additionally, to optimally manage our funding costs during the current six month period, maturing, higher rate certificates of deposits were replaced by other lower rate savings products or borrowed funds.
Net Interest Income. Net interest income increased $6.3 million, or 5%, to $136.3 million during the six months ended March 31, 2013, from $130.0 million during the six months ended March 31, 2012. We experienced an improvement in our interest rate spread, which increased 15 basis points to 2.26% compared to 2.11% during the same six months last year. Low interest rates have decreased the yield on interest-earning assets, and to a greater extent, the rate paid on deposits and borrowed funds resulting in the increase in net interest income. Our net interest margin increased seven basis points to 2.48% for the current six months compared to 2.41% during the same six months last year. This increase was partially attributed to the higher average loan balance in the current six months compared to the six months ended March 31, 2012. Our average net interest-earning assets decreased $29.1 million, to $1.79 billion during the current six months from $1.82 billion during the six months ended March 31, 2012.
Provision for Loan Losses. Based on our evaluation of the factors described earlier we recorded a provision for loan losses of $28.0 million during the six months ended March 31, 2013 and a provision of $42.0 million during the six months ended March 31, 2012. The decreased level of net charge-offs during the current six months, $27.2 million as compared to $97.7 million during the six months ended March 31, 2012, was mainly attributable to the elimination of the SVAs in the prior six month period and to a lesser extent an improvement in credit quality in the current six month period. The current provision reflected improvement in our net charge-off experience, and reduced levels of loan delinquencies but was tempered by our awareness of the relative values of residential properties in comparison to their cyclical peaks as well as the uncertainty that persists in the current economic environment, which continues to challenge many of our loan customers. As delinquencies in the portfolio have been resolved through pay-off, short sale or foreclosure, or management determines the collateral is not sufficient to satisfy the loan, uncollected balances have been charged against the allowance for loan losses previously provided. The net charge-offs of $27.2 million during the six months ended March 31, 2013 approximated the $28.0 million loan loss provision recorded for the current six months. The loan loss provision of $42.0 million recorded for the six months ended March 31, 2012 was exceeded by net charge-offs of $97.7 million which included the OCC-mandated charge-off of SVAs of $55.5 million. The allowance for loan losses was $101.2 million, or 1.02% of the total recorded investment in loans receivable, at March 31, 2013, compared to $101.3 million, or 1.02% of the total recorded investment in loans receivable, at March 31, 2012. Balances of recorded investments are net of deferred fees and any applicable loans-in-process.
The total recorded investment in non-accrual loans decreased $16.6 million during the six month period ended March 31, 2013 compared to a $54.8 million decrease during the six month period ended March 31, 2012. The decrease in the prior six month period was largely impacted by the elimination of the SVAs. The recorded investment in non-accrual loans in our residential, non-Home Today portfolio decreased $7.5 million, or 7%, during the current six month period, to $98.3 million at March 31, 2013, compared to a $26.0 million decrease during the six month period ended March 31, 2012. At March 31, 2013, the recorded investment in our non-Home Today portfolio was $7.72 billion, compared to $7.92 billion at September 30, 2012. During the current six month period, non-Home Today net charge-offs were $9.3 million. The recorded investment in non-accrual loans in our residential, Home Today portfolio decreased $4.0 million, or 10% during the current six month period, to $37.1 million at March 31, 2013 compared to a $23.2 million decrease during the six month period ended March 31, 2012. At March 31, 2013, the recorded investment in our Home Today portfolio was $190.0 million, compared to $204.9 million at September 30, 2012. During the current six month period, Home Today net charge-offs were $7.2 million. The recorded investment in non-accrual home equity loans and lines of credit decreased $4.9 million, or 14%, during the current six month period, to $30.4 million at March 31, 2013 compared to a $2.6 million decrease during the six month period ended March 31, 2012. The recorded investment in our home equity loans and lines of credit portfolio at March 31, 2013, was $2.01 billion, compared to $2.16 billion at September 30, 2012. During the current six month period, home equity loans and lines of credit net charge-offs were $10.7 million. We believe that non-performing home equity loans and lines of credit are, on a relative basis, of greater concern than non-Home Today loans as these home equity loans and lines of credits generally hold subordinated positions and accordingly, represent a higher level of risk.
Non-Interest Income. Non-interest income increased $2.3 million, or 19%, to $14.4 million during the current six months compared to $12.1 million during the six months ended March 31, 2012, mainly as a result of gains on the sales of loans which were partially offset by a decrease in net loan servicing fees received in connection with the smaller portfolio of loans serviced for others and a non-recurring gain associated with the early extinguishment of debt by a borrower that was recognized in the quarter ended March 31, 2012.
Non-Interest Expense. Non-interest expense increased $2.0 million, or 2%, to $87.8 million during the six months ended March 31, 2013, primarily from minor increases in marketing services, salaries and employee benefits, state franchise tax, and other operating expenses partially offset by decreases in net real estate owned expenses (which includes associated legal and maintenance expenses partially offset by gains (losses) on the disposal of properties), appraisal and other loan review expenses and federal insurance premiums.
Income Tax Expense. The provision for income taxes was $11.0 million during the current six month period compared to $4.9 million during the six months ended March 31, 2012. The provision for the current six month period included $11.0 million of federal income tax provision and $22 thousand of state income tax provision. The provision for the six months ended March 31, 2012 included $4.8 million of federal income tax provision and $42 thousand of state income tax provision. Our effective federal tax rate was 31.4% during the current six months compared to 33.8% during the six months ended March 31, 2012. Our provision for income taxes in the current six months is aligned with our expectations for the full fiscal year. Our expected effective income tax rates are below the federal statutory rate because of our ownership of bank-owned life insurance.
Liquidity and Capital Resources
Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the FHLB of Cincinnati, borrowings from the Federal Reserve Discount Window, sales and maturities of securities and sales of loans. As described below, the amount of liquidity derived from loan sales has decreased significantly from pre-June 2010 levels.
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

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Association’s Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We seek to maintain a minimum liquidity ratio of 5% (which we compute as the sum of cash and cash equivalents plus unpledged investment securities for which ready markets exist, divided by total assets). For the three months ended March 31, 2013, our liquidity ratio averaged 6.23%. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2013.
We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities and the objectives of our asset/liability management program. Excess liquid assets are generally invested in interest-earning deposits and short- and intermediate-term securities.
Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2013, cash and cash equivalents totaled $284.1 million.
Investment securities classified as available-for-sale, which provide additional sources of liquidity, totaled $456.9 million at March 31, 2013.
Effective July 1, 2010, our traditional processing operations no longer complied with Fannie Mae’s standard requirements and accordingly, our ability to manage liquidity via the loan sales channel has been limited and will remain so while the Association develops its loan origination processes to comply with Fannie Mae's loan eligibility standards. In the short-term, future sales of fixed rate mortgage loans will be predominately limited to those loans that have established payment histories, strong borrower credit profiles and are supported by adequate collateral values. During the six month period ended March 31, 2013, loan sales totaled $222.2 million, which included $35.8 million of loans that qualified under Fannie Mae's HARP II initiative with the remainder comprised of high credit quality, long-term, fixed-rate and adjustable-rate residential first mortgage loans, which were sold to private, third-party investors. These loans were not eligible for delivery to Fannie Mae. At March 31, 2013, $96.9 million of high credit quality, long-term, fixed-rate residential first mortgage loans were classified as “held for sale”, of which $6.7 million was comprised of loans that qualified under Fannie Mae's HARP II initiative. There were no loan sales commitments outstanding at March 31, 2013.
Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows (unaudited) included in the Unaudited Interim Consolidated Financial Statements.
At March 31, 2013, we had $635.9 million in loan commitments outstanding. In addition to commitments to originate loans, we had $1.24 billion in undisbursed home equity lines of credit to borrowers. Certificates of deposit due within one year of March 31, 2013 totaled $2.38 billion, or 27.1% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, sales of investment securities, other deposit products, including new certificates of deposit, Federal Home Loan Bank advances, borrowings from the Federal Reserve Discount Window or other collateralized borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2014. We believe, however, based on past experience, that a significant portion of such deposits will remain with us. Generally, we have the ability to attract and retain deposits by adjusting the interest rates offered.
Our primary investing activities are originating residential mortgage loans and purchasing investments. During the six months ended March 31, 2013, we originated $887.5 million of residential mortgage loans, and during the six months ended March 31, 2012, we originated $1.34 billion of residential mortgage loans. We purchased $152.2 million of securities during the six months ended March 31, 2013, and $88.3 million during the six months ended March 31, 2012.
Financing activities consist primarily of changes in deposit accounts, changes in the balances of principal and interest owed on loans serviced for others, Federal Home Loan Bank advances and borrowings from the Federal Reserve Discount Window. We experienced a net decrease in total deposits of $224.1 million during the six months ended March 31, 2013 compared to a net decrease of $57.4 million during the six months ended March 31, 2012. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. Principal and interest owed on loans serviced for others decreased $12.6 million during the six months ended March 31, 2013 compared to a net increase of $34.0 million during the six months ended March 31, 2012. This change primarily reflected a decrease in the level of loan refinance activity between the two periods. During the six months ended March 31, 2013 we decreased our advances from the FHLB of Cincinnati by $172.3 million as we actively managed our liquidity ratio. During the six months ended March 31, 2012, our advances from the FHLB of Cincinnati increased by $124.6 million.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of Cincinnati and the Federal Reserve Discount Window, each of which provides an additional source of funds. At March 31, 2013 we had $315.9 million of FHLB of Cincinnati advances and no outstanding borrowings from the Federal Reserve Discount Window. During the six months ended March 31, 2013, we had average outstanding advances from the FHLB of Cincinnati of $417.8 million as compared to average outstanding advances of $300.5 million during the six months ended March 31, 2012. At March 31, 2013 we had the ability to immediately borrow an additional $639.0 million from the FHLB of Cincinnati and $205.4 million from the Federal Reserve Discount Window. From the perspective of collateral value securing FHLB of Cincinnati advances, our capacity limit for additional borrowings at March 31, 2013 was $4.28 billion, subject to satisfaction of the FHLB of Cincinnati common stock ownership requirement. To satisfy the common stock ownership requirement we would have to increase our ownership of FHLB of Cincinnati common stock by an additional $72.7 million.
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
When fully phased in, Basel III requires financial institutions to maintain: (a) as a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7.0%); (b) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation); (c) a minimum ratio of Total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation); and (d) as a newly adopted international standard, a minimum leverage ratio of 3.0%, calculated as the ratio of Tier 1 capital balance sheet exposures plus certain off-balance sheet exposures (with Tier 1 capital computed as the average determined based on the month-end balances during the quarter). In addition, the proposed rules also limit a banking organization's capital distributions and certain discretionary bonus payments if the banking organization does not hold a "capital conservation buffer".
When issued, the proposed rules indicated that final rules would become effective on January 1, 2013, and that the changes set forth in the final rules would be phased in from January 1, 2013 through January 1, 2019. On November 9, 2012, pursuant to a joint release, the federal bank agencies issued a statement indicating that they "do not expect that any of the proposed rules would become effective on January 1, 2013. As members of the Basel Committee on Banking Supervision, the U.S. agencies take seriously our internationally agreed timing commitments regarding the implementation of Basel III and are working as expeditiously as possible to complete the rulemaking process. As with any rule, the agencies will take operational and other considerations into account when determining appropriate implementation dates and associated transition periods." The Company expects that future risk weighted capital ratios determined pursuant to asset risk weightings as they may ultimately be structured under the prospective Basel III computational framework will differ unfavorably when compared to current computations. In light of the current uncertainty regarding the final structure of the computational framework, the Company cannot currently estimate the impact of the proposal on reported risk weighted capital ratios.
As of March 31, 2013 the Association exceeded all regulatory requirements to be considered “Well Capitalized” as presented in the table below (dollar amounts in thousands).

	Actual		Required
	Amount	Ratio	Amount	Ratio
Total Capital to Risk Weighted Assets	$1,643,694	23.52%	$698,941	10.00%
Core Capital to Adjusted Tangible Assets	1,556,155	14.05%	553,848	5.00%
Tier 1 Capital to Risk-Weighted Assets	1,556,155	22.26%	419,365	6.00%

The capital ratio's of the Company as of March 31, 2013 are presented in the table below (dollar amounts in thousands).

	Actual
	Amount	Ratio
Total Capital to Risk Weighted Assets	$1,925,091	27.42%
Core Capital to Adjusted Tangible Assets	1,837,158	16.53%
Tier 1 Capital to Risk-Weighted Assets	1,837,158	26.17%

Item 3. Quantitative and Qualitative Disclosures About Market Risk
General. The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk has historically been interest rate risk. In general, our assets, consisting primarily of mortgage loans, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and limit the exposure of our net interest income to changes in market interest rates. Accordingly, our board of directors has established risk parameter limits deemed appropriate given our business strategy, operating environment, capital, liquidity and performance objectives. Additionally, our board of directors has also authorized the formation of an Asset/Liability Management Committee ("ALMCO") comprised of key operating personnel which is responsible for managing this risk consistent with the guidelines and risk limits approved by the board of directors. Further, the board has established the Directors Risk Committee which conducts regular review of the guidelines, policies and deliberations of the ALMCO.
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
During the six months ended March 31, 2013, $222.2 million of long-term, fixed- and variable rate mortgage loans were sold, all on a servicing retained basis, and, at March 31, 2013, $96.9 million of high credit quality, long-term, fixed-rate residential first mortgage loans were classified as “held for sale”. Of the loan sales during the six month period, $58.3 million was comprised of long-term, fixed-rate first mortgage loans which were sold to two private investors in separate transactions and $128.1 million was comprised of long-term, adjustable-rate first mortgage loans which were sold to a third private investor. Additionally, we sold a total of $35.8 million of long-term, fixed-rate first mortgage loans under Fannie Mae's HARP II program. We continue to explore various loan sales opportunities, however, at March 31, 2013, no loan sales commitments were outstanding.
Effective July 1, 2010, Fannie Mae, historically the Association’s primary loan investor, implemented certain loan origination requirement changes affecting loan eligibility that, to date, we have not fully adopted. However, we are currently in the process of implementing the required changes and prospectively, upon review and approval by Fannie Mae, we expect that the portion of our future first mortgage loan originations that is processed and closed using the revised procedures, will thereafter be eligible for securitization and sale in Fannie Mae mortgage backed security form. Fannies Mae's review and approval is targeted for completion by late summer 2013. Accordingly, the Association’s ability to reduce interest rate risk via our traditional loan sales of newly originated longer-term fixed rate residential loans is currenty limited and will remain so while the Association completes the adaption of its loan origination processes to comply with Fannie Mae's loan eligibility standards.   In the short term, and except for HARP II-related sales as previously described, future sales of fixed-rate mortgage loans will predominantly be limited to those loans that have established payment histories, strong borrower credit profiles and are supported by adequate collateral values. In response to this change, since July 2010, we have actively marketed an adjustable-rate mortgage loan product and beginning in fiscal 2012, have promoted a ten year fixed-rate mortgage loan. Each of these products provide us with improved interest rate risk characteristics when compared to longer-term, fixed-rate mortgage loans. Shortening the average maturity of our interest-earning assets by increasing our investments in shorter-term loans and investments, as well as loans and investments with variable rates of interest, helps to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our net interest income to changes in market interest rates. By following these strategies, we believe that we are better positioned to react to increases in market interest rates.
Economic Value of Equity. Using customized modeling software, the Association prepares periodic estimates of the amounts by which the net present value of its cash flows from assets, liabilities and off-balance sheet items (the institution’s economic value of equity or “EVE”) would change in the event of a range of assumed changes in market interest rates. The simulation model uses a discounted cash flow analysis and an option-based pricing approach in measuring the interest rate sensitivity of EVE. The model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumption that instantaneous changes (measured in basis points) occur at all maturities along the United States Treasury yield curve and other relevant market interest rates. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 2% to 3% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. The model is tailored specifically to our organization, which, we believe, improves its accuracy. The following table presents the estimated changes in the Association’s EVE at March 31, 2013 that would result from the indicated instantaneous changes in the United States Treasury yield curve and other relevant market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

				EVE as a Percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)	Estimated EVE (2)	Estimated Increase (Decrease) in EVE		EVE Ratio (4)	Increase (Decrease) (basis points)
		Amount	Percent
	(Dollars in thousands)
+300	$1,166,867	$(727,506)	(38.0)%	11.51%	(510)
+200	1,427,247	(467,126)	(25.0)%	13.52%	(309)
+100	1,683,651	(210,723)	(11.0)%	15.31%	(130)
0	1,894,373	—	—	16.61%	—
-100	1,940,078	45,704	2.0%	16.63%	3
_________________

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	EVE Ratio represents EVE divided by the present value of assets.
The table above indicates that at March 31, 2013, in the event of an increase of 200 basis points in all interest rates, the Association would experience a 25.0% decrease in EVE. In the event of a 100 basis point decrease in interest rates, the Association would experience a 2.0% increase in EVE.
The following table is based on the calculations contained in the previous table, and sets forth the change in the EVE at a +200 basis point rate of shock at March 31, 2013, with comparative information as of September 30, 2012. By regulation the Association must measure and manage its interest rate risk for interest rate shocks relative to established risk tolerances in EVE.
Risk Measure (+200 bps Rate Shock)

	At March 31, 2013	At September 30, 2012
Pre-Shock EVE Ratio	16.61%	15.49%
Post-Shock EVE Ratio	13.52%	12.47%
Sensitivity Measure in basis points	(309)	(302)
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

We have previously reported that our former primary regulator, the OTS, expressed concern with respect to several significant assumptions used in our prior internal interest rate risk (“IRR”) model, as well as the reliability of the resulting IRR profiles generated by that model. While we believe that the previous IRR model enabled us to efficiently, prudently and reasonably measure and manage IRR, we nevertheless replaced that modeling system with a system that offers enhanced functionality and capabilities. Installation and implementation of the new IRR modeling software was finalized during the quarter ended March 31, 2012 and, for periods subsequent to December 31, 2011, the IRR disclosures as determined using the new model are reported in our SEC filings. In connection with the installation and implementation of the new IRR modeling software, factors related to prepayment, decay and default assumptions that impact the computation of EVE were customized, based on the results of an independent, third party study that was prepared using the Association's data. Use of these customized assumptions further enhanced the alignment of our EVE calculations with our risk profile. In addition to our month end modeling reports that use current month end balances and current month end interest rates, we also compute EVE using current month end balances and last month's/quarter's interest rates in order to isolate the EVE impact resulting purely from interest rate changes. These results are then reviewed and discussed by management with appropriate actions taken if deemed necessary. At March 31, 2013, the results were in line with management's expectations. The new model also possesses random patterning capabilities that our prior model lacked and accommodates extensive regression analytics applicable to the prepayment and decay profiles of our borrower and depositor portfolios. We believe that the new model expands our ability to run alternative modeling scenarios and improves the timeliness of and our access to decision making data that is integral to our IRR management processes.
Earnings at Risk. In addition to EVE calculations, we use our simulation model to analyze the sensitivity of our net interest income to changes in interest rates (the institution’s earnings at risk or “EaR”). Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what our net interest income would be for prospective twelve and twenty-four month periods using customized (based on our portfolio characteristics) assumptions with respect to loan prepayment rates, default rates and deposit decay rates, and the implied forward yield curve as of the market date for assumptions as to projected interest rates. We then calculate what the net interest income would be for the same period in the event of instantaneous changes in market interest rates. The simulation process is subject to continual enhancement, modification, refinement and adaptation in order that it might most accurately reflect our current circumstances, factors and expectations. As of March 31, 2013, using our enhanced customer behavioral assumptions and reflective of other modeling modifications, we estimated that our EaR for the 12 months ending March 31, 2014 would decrease by 0.4% in the event of an instantaneous 200 basis point increase in market interest rates. The improvement in this estimated amount when compared to our September 30, 2012 estimated decrease of 12.0% for the then ensuing 12 month period, is reflective of the use of enhanced customer behavioral assumptions and other modeling modifications.
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
EVE is considered as a point in time calculation with a "liquidation" view of the Association where all the cash flows (including interest, principal and prepayments) are modeled and discounted using discount factors derived from the current market yield curves. It provides a long term view and helps to define changes in equity and duration as a result of changes in interest rates. On the other hand, EaR is based on balance sheet projections going one year and two year forward and assumes new business volume and pricing to calculate net interest income under different interest rate environments. EaR is calculated to determine the sensitivity of net interest income under different interest rate scenarios. With each of these models specific policy limits have been established that are compared with the actual month end results. These limits have been approved by the Association's board of directors and are used as benchmarks to evaluate and moderate interest rate risk. In the event that there is a breach of policy limits, management is responsible for taking such action, similar to those described under the preceding heading of General, as may be necessary in order to return the Association's interest rate risk profile to a position that is in compliance with the policy. At March 31, 2013 the IRR profile as disclosed above did not breach our internal limits.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The Company did not repurchase any shares of common stock during the quarter ended March 31, 2013.
On March 12, 2009, the Company announced its fourth stock repurchase program, which authorizes the repurchase of up to an additional 3,300,000 shares of the Company’s outstanding common stock. Purchases under the program will be on an ongoing basis, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses of capital, regulatory restrictions and our financial performance. Repurchased shares will be held as treasury stock and be available for general corporate use. The program has 2,156,250 shares yet to be purchased as of March 31, 2013. Our last repurchases occurred during the quarter ended December 31, 2009.
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

101
The following financial statements from TFS Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed on May 9, 2013, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Condensed Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, (vi) the Notes to Consolidated Financial Statements.

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

TFS Financial Corporation

Dated:	May 9, 2013	/s/ Marc A. Stefanski
Marc A. Stefanski
Chairman of the Board, President and Chief Executive Officer

Dated:	May 9, 2013	/s/ David S. Huffman
David S. Huffman
Chief Financial Officer and Secretary