Form 10-Q
period 2013-06-30
TFS Financial CORP
filed 2013-08-08
CIK 1381668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________
FORM 10-Q
________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2013
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
As of August 1, 2013 there were 309,163,591 shares of the Registrant’s common stock, par value $0.01 per share, outstanding, of which 227,119,132 shares, or 73.5% of the Registrant’s common stock, were held by Third Federal Savings and Loan Association of Cleveland, MHC, the Registrant’s mutual holding company.

TFS Financial Corporation

Item 1. Financial Statements
TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION (unaudited)
(In thousands, except share data)

	June 30, 2013	September 30, 2012
ASSETS
Cash and due from banks	$34,401	$38,914
Other interest-earning cash equivalents	262,578	269,348
Cash and cash equivalents	296,979	308,262
Investment securities:
Available for sale (amortized cost $456,402 and $417,416, respectively)	454,530	421,430
Mortgage loans held for sale, at lower of cost or market ($3,017 measured at fair value, September 30, 2012)	4,376	124,528
Loans held for investment, net:
Mortgage loans	10,064,307	10,339,402
Other loans	4,276	4,612
Deferred loan fees, net	(14,810)	(18,561)
Allowance for loan losses	(96,524)	(100,464)
Loans, net	9,957,249	10,224,989
Mortgage loan servicing assets, net	15,272	19,613
Federal Home Loan Bank stock, at cost	35,620	35,620
Real estate owned	20,354	19,647
Premises, equipment, and software, net	58,644	61,150
Accrued interest receivable	31,576	34,887
Bank owned life insurance contracts	182,058	177,279
Other assets	79,882	90,720
TOTAL ASSETS	$11,136,540	$11,518,125
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$8,630,530	$8,981,419
Borrowed funds	475,062	488,191
Borrowers’ advances for insurance and taxes	47,527	67,864
Principal, interest, and related escrow owed on loans serviced	78,940	127,539
Accrued expenses and other liabilities	52,550	46,262
Total liabilities	9,284,609	9,711,275
Commitments and contingent liabilities
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 332,318,750 shares issued; 309,159,425 and 309,009,393 outstanding at June 30, 2013 and September 30, 2012, respectively	3,323	3,323
Paid-in capital	1,695,360	1,691,884
Treasury stock, at cost; 23,159,325 and 23,309,357 shares at June 30, 2013 and September 30, 2012, respectively	(279,090)	(280,937)
Unallocated ESOP shares	(71,501)	(74,751)
Retained earnings—substantially restricted	513,311	473,247
Accumulated other comprehensive loss	(9,472)	(5,916)
Total shareholders’ equity	1,851,931	1,806,850
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,136,540	$11,518,125
See accompanying notes to unaudited consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(In thousands, except share and per share data)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$92,399	$102,143	$286,329	$308,046
Investment securities available for sale	1,260	543	3,452	613
Investment securities held to maturity	—	973	—	4,245
Other interest and dividend earning assets	545	566	1,646	1,674
Total interest and dividend income	94,204	104,225	291,427	314,578
INTEREST EXPENSE:
Deposits	27,049	37,704	86,214	116,800
Borrowed funds	1,027	657	2,739	1,874
Total interest expense	28,076	38,361	88,953	118,674
NET INTEREST INCOME	66,128	65,864	202,474	195,904
PROVISION FOR LOAN LOSSES	5,000	31,000	33,000	73,000
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	61,128	34,864	169,474	122,904
NON-INTEREST INCOME:
Fees and service charges, net of amortization	2,141	2,960	6,590	9,057
Net gain on the sale of loans	3,978	—	8,257	—
Increase in and death benefits from bank owned life insurance contracts	1,611	1,607	4,793	4,829
Other	1,094	1,744	3,537	4,545
Total non-interest income	8,824	6,311	23,177	18,431
NON-INTEREST EXPENSE:
Salaries and employee benefits	21,929	18,375	64,356	59,809
Marketing services	3,219	2,376	9,471	7,130
Office property, equipment and software	5,004	5,392	15,318	15,463
Federal insurance premium and assessments	2,878	3,390	9,835	10,779
State franchise tax	1,564	1,672	4,976	4,377
Real estate owned expense, net	2,087	2,424	4,768	6,431
Appraisal and other loan review expenses	725	322	2,510	2,475
Other operating expenses	8,860	6,791	22,795	20,077
Total non-interest expense	46,266	40,742	134,029	126,541
INCOME BEFORE INCOME TAXES	23,686	433	58,622	14,794
INCOME TAX EXPENSE (BENEFIT)	7,439	(459)	18,432	4,421
NET INCOME	$16,247	$892	$40,190	$10,373
Earnings per share—basic and diluted	$0.05	$0.00	$0.13	$0.03
Weighted average shares outstanding
Basic	301,913,844	301,274,602	301,746,918	301,157,535
Diluted	302,926,219	301,936,577	302,587,159	301,681,201

See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(In thousands)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income	$16,247	$892	$40,190	$10,373
Other comprehensive (loss) income, net of tax
Change in net unrealized (losses) gains on securities available for sale	(2,903)	1,951	(3,827)	1,931
Change in pension obligation	91	37	271	10,694
Total other comprehensive (loss) income	(2,812)	1,988	(3,556)	12,625
Total comprehensive income	$13,435	$2,880	$36,634	$22,998
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)
Nine Months Ended June 30, 2013 and 2012
(In thousands)

	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at September 30, 2011	$3,323	$1,686,216	$(282,090)	$(79,084)	$461,836	$(16,277)	$1,773,924
Net income	—	—	—	—	10,373	—	10,373
Other comprehensive income, net of tax	—	—	—	—	—	12,625	12,625
ESOP shares allocated or committed to be released	—	(235)	—	3,250	—	—	3,015
Compensation costs for stock-based plans	—	5,503	—	—	—	—	5,503
Treasury stock allocated to restricted stock plan	—	(340)	364	—	(24)	—	—
Balance at June 30, 2012	$3,323	$1,691,144	$(281,726)	$(75,834)	$472,185	$(3,652)	$1,805,440
Balance at September 30, 2012	$3,323	$1,691,884	$(280,937)	$(74,751)	$473,247	$(5,916)	$1,806,850
Net income	—	—	—	—	40,190	—	40,190
Other comprehensive loss, net of tax	—	—	—	—	—	(3,556)	(3,556)
ESOP shares allocated or committed to be released	—	2	—	3,250	—	—	3,252
Compensation costs for stock-based plans	—	5,090	—	—	—	—	5,090
Treasury stock allocated to restricted stock plan	—	(1,616)	1,847	—	(126)	—	105
Balance at June 30, 2013	$3,323	$1,695,360	$(279,090)	$(71,501)	$513,311	$(9,472)	$1,851,931
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In thousands)

	For the Nine Months Ended
	June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$40,190	$10,373
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	8,447	8,518
Depreciation and amortization	17,318	14,397
Deferred income tax expense	(564)	(500)
Provision for loan losses	33,000	73,000
Net gain on the sale of loans	(8,257)	—
Other net (gains) losses	(612)	1,720
Principal repayments on and proceeds from sales of loans held for sale	59,796	12,766
Loans originated for sale	(51,319)	—
Increase in bank owned life insurance contracts	(4,802)	(4,822)
Net decrease (increase) in interest receivable and other assets	16,074	(9,317)
Net increase (decrease) in accrued expenses and other liabilities	6,948	(1,388)
Other	353	557
Net cash provided by operating activities	116,572	105,304
CASH FLOWS FROM INVESTING ACTIVITIES:
Loans originated	(1,737,217)	(2,299,916)
Principal repayments on loans	1,787,026	1,591,983
Proceeds from principal repayments and maturities of:
Securities available for sale	161,664	19,495
Securities held to maturity	—	139,533
Proceeds from sale of:
Loans	282,353	—
Real estate owned	19,116	16,950
Purchases of:
Securities available for sale	(206,000)	(41,919)
Securities held to maturity	—	(93,509)
Premises and equipment	(1,727)	(2,755)
Other	(116)	(35)
Net cash provided by (used in) investing activities	305,099	(670,173)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(350,889)	241,239
Net decrease in borrowers’ advances for insurance and taxes	(20,337)	(25,421)
Net decrease in principal and interest owed on loans serviced	(48,599)	(57,320)
Net (decrease) increase in short term borrowed funds	(204,836)	427,877
Proceeds from long term borrowed funds	200,000	5,000
Repayment of long term borrowed funds	(8,293)	(3,000)
Net cash (used in) provided by financing activities	(432,954)	588,375
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(11,283)	23,506
CASH AND CASH EQUIVALENTS—Beginning of period	308,262	294,846
CASH AND CASH EQUIVALENTS—End of period	$296,979	$318,352
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest on deposits	$86,519	$117,280
Cash paid for interest on borrowed funds	2,575	1,874
Cash paid for income taxes	15,200	15,694
SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to real estate owned	18,835	17,191
Transfer of loans from held for sale to held for investment	154,913	—
Transfer of loans from held for investment to held for sale	337,009	245,920
Transfer of investments from held to maturity to available for sale	—	343,687
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands unless otherwise indicated)

1.	BASIS OF PRESENTATION
TFS Financial Corporation (the “Holding Company”), a federally chartered stock holding company, conducts its principal activities through its wholly owned subsidiaries. The principal line of business of the Holding Company and its subsidiaries (collectively, “TFS Financial” or the “Company”) is retail consumer banking, including mortgage lending, deposit gathering, and, to a much lesser extent other financial services. On June 30, 2013, approximately 73% of the Holding Company’s outstanding shares were owned by a federally chartered mutual holding company, Third Federal Savings and Loan Association of Cleveland, MHC (“Third Federal Savings, MHC”). The thrift subsidiary of TFS Financial is Third Federal Savings and Loan Association of Cleveland (the “Association”).
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
The unaudited interim consolidated financial statements were prepared without an audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial condition of TFS Financial at June 30, 2013, and its results of operations and cash flows for the periods presented. In accordance with Regulation S-X for interim financial information, these statements do not include certain information and footnote disclosures required for complete audited financial statements. The Holding Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012 contains consolidated financial statements and related notes, which should be read in conjunction with the accompanying interim consolidated financial statements. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2013 or for any other period.

2.	EARNINGS PER SHARE
Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. For purposes of computing earnings per share amounts, outstanding shares include shares held by the public, shares held by the ESOP that have been allocated to participants or committed to be released for allocation to participants, the 227,119,132 shares held by Third Federal Savings, MHC, and, for purposes of computing dilutive earnings per share, stock options and restricted stock units with a dilutive impact. At June 30, 2013 and 2012, respectively, the ESOP held 7,150,105 and 7,583,445 shares that were neither allocated to participants nor committed to be released to participants.

The following is a summary of the Company's earnings per share calculations.

	For the Three Months Ended June 30,
	2013			2012
	Income	Shares	Per share amount	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$16,247			$892
Less: income allocated to restricted stock units	82			5
Basic earnings per share:
Income available to common shareholders	$16,165	301,913,844	$0.05	$887	301,274,602	$0.00
Diluted earnings per share:
Effect of dilutive potential common shares		1,012,375			661,975
Income available to common shareholders	$16,165	302,926,219	$0.05	$887	301,936,577	$0.00

	For the Nine Months Ended June 30,
	2013			2012
	Income	Shares	Per share amount	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$40,190			$10,373
Less: income allocated to restricted stock units	209			55
Basic earnings per share:
Income available to common shareholders	$39,981	301,746,918	$0.13	$10,318	301,157,535	$0.03
Diluted earnings per share:
Effect of dilutive potential common shares		840,241			523,666
Income available to common shareholders	$39,981	302,587,159	$0.13	$10,318	301,681,201	$0.03
The following is a summary of outstanding stock options and restricted stock units that are excluded from the computation of diluted earnings per share because their inclusion would be anti-dilutive.

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2013	2012	2013	2012
Options to purchase shares	5,259,516	6,217,925	6,333,116	6,217,925
Restricted stock units	20,000	30,000	20,000	76,500

3.	INVESTMENT SECURITIES
Investments available for sale are summarized as follows:

	June 30, 2013
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. government and agency obligations	$2,000	$37	$—	$2,037
Freddie Mac certificates	902	58	—	960
Ginnie Mae certificates	13,129	441	—	13,570
Real estate mortgage investment conduits (REMICs)	421,856	1,601	(4,387)	419,070
Fannie Mae certificates	11,648	777	(399)	12,026
Money market accounts	6,867	—	—	6,867
Total	$456,402	$2,914	$(4,786)	$454,530

	September 30, 2012
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. government and agency obligations	$2,000	$56	$—	$2,056
Freddie Mac certificates	922	67	—	989
Ginnie Mae certificates	16,123	663	—	16,786
REMICs	383,545	2,772	(308)	386,009
Fannie Mae certificates	7,125	764	—	7,889
Money market accounts	7,701	—	—	7,701
Total	$417,416	$4,322	$(308)	$421,430

Gross unrealized losses on securities and the estimated fair value of the related securities, aggregated by investment category and length of time the individual securities have been in a continuous loss position, at June 30, 2013 and September 30, 2012, were as follows:

	June 30, 2013
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$230,917	$4,168	$23,245	$219	$254,162	$4,387
Fannie Mae certificates	4,741	399	—	—	4,741	399
Total	$235,658	$4,567	$23,245	$219	$258,903	$4,786

	September 30, 2012
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$80,219	$291	$6,550	$17	$86,769	$308

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES
Loans held for investment consist of the following:

	June 30, 2013	September 30, 2012
Real estate loans:
Residential non-Home Today	$7,924,210	$7,943,165
Residential Home Today	186,543	208,325
Home equity loans and lines of credit	1,926,483	2,155,496
Construction	60,630	69,152
Real estate loans	10,097,866	10,376,138
Consumer and other loans	4,276	4,612
Less:
Deferred loan fees—net	(14,810)	(18,561)
Loans-in-process (“LIP”)	(33,559)	(36,736)
Allowance for loan losses	(96,524)	(100,464)
Loans held for investment, net	$9,957,249	$10,224,989
At June 30, 2013 and September 30, 2012, respectively, $4,376 and $124,528 of long-term loans were classified as mortgage loans held for sale.
A large concentration of the Company’s lending is in Ohio and Florida. As of June 30, 2013 and September 30, 2012, the percentages of residential real estate loans held in Ohio were 75% and 77%, and the percentages held in Florida were 18% and 17%, respectively. As of both June 30, 2013 and September 30, 2012, home equity loans and lines of credit were concentrated in the states of Ohio (39%), Florida (29%) and California (12%), respectively. The economic conditions and market for real estate in those states, including to a greater extent Florida, have impacted the ability of borrowers in those areas to repay their loans.
Home Today is an affordable housing program targeted to benefit low- and moderate-income home buyers. Through this program the Association provided the majority of loans to borrowers who would not otherwise qualify for the Association’s loan products, generally because of low credit scores. Although the credit profiles of borrowers in the Home Today program might be described as sub-prime, Home Today loans generally contain the same features as loans offered to our non-Home Today borrowers. Borrowers in the Home Today program must complete financial management education and counseling and must be referred to the Association by a sponsoring organization with which the Association has partnered as part of the program. Borrowers must also meet a minimum credit score threshold. Because the Association applied less stringent underwriting and credit standards to the majority of Home Today loans, loans originated under the program have greater credit risk than its traditional residential real estate mortgage loans. While effective March 27, 2009, the Home Today underwriting guidelines were changed to be substantially the same as the Association’s traditional first mortgage product, the majority of loans in this program were originated prior to that date. As of June 30, 2013 and September 30, 2012, the principal balance of Home Today loans originated prior to March 27, 2009 was $182,870 and $204,733, respectively. The Association does not offer, and has not offered, loan products frequently considered to be designed to target sub-prime borrowers containing features such as higher fees or higher rates, negative amortization, a loan-to-value ratio greater than 100%, or pay option adjustable-rate mortgages.

The recorded investment of loan receivables in non-accrual status is summarized in the following table. Balances are net of deferred fees.

	June 30, 2013	September 30, 2012
Real estate loans:
Residential non-Home Today	$94,252	$105,780
Residential Home Today	34,923	41,087
Home equity loans and lines of credit	29,559	35,316
Construction	198	377
Total real estate loans	158,932	182,560
Consumer and other loans	—	—
Total non-accrual loans	$158,932	$182,560
Loans are placed in non-accrual status when they are contractually 90 days or more past due. Loans modified in troubled debt restructurings that were in non-accrual status prior to the restructurings remain in non-accrual status for a minimum of six months after restructuring. Additionally, home equity loans and lines of credit where the customer has a severely delinquent first mortgage and loans in Chapter 7 bankruptcy status where all borrowers have been discharged of their obligation are placed in non-accrual status. At June 30, 2013 and September 30, 2012, respectively, the recorded investment in non-accrual loans includes $47,946 and $47,742 in troubled debt restructurings which are current according to the terms of their agreement, of which $30,350 and $30,631 are performing loans in Chapter 7 bankruptcy status where all borrowers have been discharged of their obligations. Additionally, at June 30, 2013 and September 30, 2012, the recorded investment in non-accrual status loans includes $5,279 and $8,807, respectively, of performing second lien loans subordinate to first mortgages delinquent greater than 90 days.
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
An age analysis of the recorded investment in loan receivables that are past due at June 30, 2013 and September 30, 2012 is summarized in the following tables. When a loan is more than one month past due on its scheduled payments, the loan is considered 30 days or more past due. Balances are net of deferred fees and any applicable loans-in-process.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
June 30, 2013
Real estate loans:
Residential non-Home Today	$10,436	$7,619	$63,216	$81,271	$7,823,346	$7,904,617
Residential Home Today	8,630	3,737	20,222	32,589	150,924	183,513
Home equity loans and lines of credit	5,555	3,295	13,107	21,957	1,911,963	1,933,920
Construction	143	—	198	341	27,106	27,447
Total real estate loans	24,764	14,651	96,743	136,158	9,913,339	10,049,497
Consumer and other loans	—	—	—	—	4,276	4,276
Total	$24,764	$14,651	$96,743	$136,158	$9,917,615	$10,053,773

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
September 30, 2012
Real estate loans:
Residential non-Home Today	$15,015	$10,661	$74,807	$100,483	$7,818,927	$7,919,410
Residential Home Today	10,874	4,736	27,517	43,127	161,743	204,870
Home equity loans and lines of credit	8,676	3,210	16,587	28,473	2,136,255	2,164,728
Construction	—	—	377	377	31,456	31,833
Total real estate loans	34,565	18,607	119,288	172,460	10,148,381	10,320,841
Consumer and other loans	—	—	—	—	4,612	4,612
Total	$34,565	$18,607	$119,288	$172,460	$10,152,993	$10,325,453
In an October 2011 directive, the OCC required all specific valuation allowances (“SVA”) on collateral-dependent loans (SVAs established when the recorded investment in an impaired loan exceeded the measured value of the collateral) maintained by savings institutions to be charged off by March 31, 2012. As permitted, the Company elected to early-adopt this methodology effective for the quarter ended December 31, 2011. As a result, reported loan charge-offs for the nine months ended June 30, 2012 included the charge-off of specific valuation allowances, which had a balance of $55,507 at September 30, 2011. The one-time SVA related charge-off did not impact the provision for loan losses for the nine months ended June 30, 2012; however, reported loan charge-offs during the nine months ended June 30, 2012 increased and the allowance for loan losses decreased accordingly.
Activity in the allowance for loan losses is summarized as follows:

	For the Three Months Ended June 30, 2013
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential non-Home Today	$34,172	$2,842	$(4,304)	$609	$33,319
Residential Home Today	27,743	791	(2,332)	444	26,646
Home equity loans and lines of credit	38,968	1,462	(5,819)	1,774	36,385
Construction	334	(95)	(68)	3	174
Total real estate loans	101,217	5,000	(12,523)	2,830	96,524
Consumer and other loans	—	—	—	—	—
Total	$101,217	$5,000	$(12,523)	$2,830	$96,524

	For the Three Months Ended June 30, 2012
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential non-Home Today	$30,302	$12,897	$(9,401)	$265	$34,063
Residential Home Today	20,118	7,678	(5,188)	10	22,618
Home equity loans and lines of credit	49,331	11,148	(11,194)	662	49,947
Construction	1,545	(723)	(76)	—	746
Total real estate loans	101,296	31,000	(25,859)	937	107,374
Consumer and other loans	—	—	—	—	—
Total	$101,296	$31,000	$(25,859)	$937	$107,374

	For the Nine Months Ended June 30, 2013
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential non-Home Today	$31,618	$14,703	$(14,203)	$1,201	$33,319
Residential Home Today	22,588	13,167	(9,705)	596	26,646
Home equity loans and lines of credit	45,508	5,648	(18,797)	4,026	36,385
Construction	750	(518)	(121)	63	174
Total real estate loans	100,464	33,000	(42,826)	5,886	96,524
Consumer and other loans	—	—	—	—	—
Total	$100,464	$33,000	$(42,826)	$5,886	$96,524

	For the Nine Months Ended June 30, 2012
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential non-Home Today	$49,484	$28,537	$(44,565)	$607	$34,063
Residential Home Today	31,025	26,395	(34,896)	94	22,618
Home equity loans and lines of credit	74,071	18,455	(44,767)	2,188	49,947
Construction	2,398	(387)	(1,268)	3	746
Total real estate loans	156,978	73,000	(125,496)	2,892	107,374
Consumer and other loans	—	—	—	—	—
Total	$156,978	$73,000	$(125,496)	$2,892	$107,374

The recorded investment in loan receivables at June 30, 2013 and September 30, 2012 is summarized in the following table. The table provides details of the recorded balances according to the method of evaluation used for determining the allowance for loan losses, distinguishing between determinations made by evaluating individual loans and determinations made by evaluating groups of loans not individually evaluated. Balances of recorded investments are net of deferred fees and any applicable loans-in-process.

	June 30, 2013			September 30, 2012
	Individually	Collectively	Total	Individually	Collectively	Total
Real estate loans:
Residential non-Home Today	$153,249	$7,751,368	$7,904,617	$165,121	$7,754,289	$7,919,410
Residential Home Today	83,382	100,131	183,513	95,355	109,515	204,870
Home equity loans and lines of credit	32,503	1,901,417	1,933,920	37,016	2,127,712	2,164,728
Construction	753	26,694	27,447	1,378	30,455	31,833
Total real estate loans	269,887	9,779,610	10,049,497	298,870	10,021,971	10,320,841
Consumer and other loans	—	4,276	4,276	—	4,612	4,612
Total	$269,887	$9,783,886	$10,053,773	$298,870	$10,026,583	$10,325,453

An analysis of the allowance for loan losses at June 30, 2013 and September 30, 2012 is summarized in the following table. The analysis provides details of the allowance for loan losses according to the method of evaluation, distinguishing between allowances for loan losses determined by evaluating individual loans and allowances for loan losses determined by evaluating groups of loans not individually evaluated.

	June 30, 2013			September 30, 2012
	Individually	Collectively	Total	Individually	Collectively	Total
Real estate loans:
Residential non-Home Today	$7,565	$25,754	$33,319	$6,220	$25,398	$31,618
Residential Home Today	8,536	18,110	26,646	9,747	12,841	22,588
Home equity loans and lines of credit	1,181	35,204	36,385	3,928	41,580	45,508
Construction	6	168	174	41	709	750
Total real estate loans	17,288	79,236	96,524	19,936	80,528	100,464
Consumer and other loans	—	—	—	—	—	—
Total	$17,288	$79,236	$96,524	$19,936	$80,528	$100,464
At June 30, 2013 and September 30, 2012, individually evaluated loans that required an allowance were comprised only of loans evaluated for impairment based on the present value of cash flows, such as performing troubled debt restructurings, and loans with a further deterioration in the fair value of collateral not yet identified as uncollectible. All other individually evaluated loans received a charge-off if applicable.
Because many variables are considered in determining the appropriate level of general valuation allowances, directional changes in individual considerations do not always align with the directional change in the balance of a particular component of the general valuation allowance. At June 30, 2013 and September 30, 2012, respectively, allowances on individually reviewed loans evaluated for impairment based on the present value of cash flows, such as performing troubled debt restructurings were $16,987 and $17,720; allowances on performing second liens subordinate to first mortgages delinquent greater than 90 days were $0 and $1,550; and allowances on loans with further deteriorations in the fair value of collateral not yet identified as uncollectible were $301 and $666.
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
As described earlier in this footnote, Home Today loans have greater credit risk than traditional residential real estate mortgage loans. At June 30, 2013 and September 30, 2012, respectively, approximately 51% and 54% of Home Today loans include private mortgage insurance coverage. The majority of the coverage on these loans was provided by PMI Mortgage Insurance Co. (“PMIC”), which the Arizona Department of Insurance seized in 2011 and indicated that all claims payments would be reduced by 50%. In late March 2013, PMIC notified the Association that all payments would be paid at 55% of the claim with the remainder deferred. Appropriate adjustments have been made to the Association’s affected valuation allowances and charge-offs, and estimated loss severity factors were adjusted accordingly for loans evaluated collectively. The amount of loans in our owned portfolio covered by mortgage insurance provided by PMIC as of June 30, 2013 and September 30, 2012, respectively, was $249,704 and $303,621 of which $227,052 and $273,225 was current. The amount of loans in our owned portfolio covered by mortgage insurance provided by Mortgage Guaranty Insurance Corporation ("MGIC") as of June 30, 2013 and September 30, 2012, respectively, was $96,874 and $118,055 of which $95,739 and $116,132 was current. As of June 30, 2013, MGIC's long-term debt rating, as published by the major credit rating agencies, did not meet the requirements to qualify as "investment grade"; however, MGIC continues to make claims payments in accordance with its contractual obligations and the Association has not increased its estimated loss severity factors related to MGIC's claim paying ability. No other loans were covered by mortgage insurers that were deferring claim payments or which were assessed as being non-investment grade.
Home equity lines of credit represent a significant portion of the residential real estate portfolio. The state of the economy and low housing prices continue to have an adverse impact on this portfolio since the home equity lines generally are in a second lien position. Between June 28, 2010 and March 20, 2012, due to the deterioration in overall housing conditions including concerns for loans and lines in a second lien position, home equity lines of credit and home equity loans were not offered by the Association. Beginning in March, 2012, the Association offered redesigned home equity lines of credit to qualifying existing home equity customers, subject to certain property and credit performance conditions. In February 2013 the Association further modified the product design and in April 2013 extended the offer to both existing home equity customers and new consumers in Ohio, Florida and selected counties in Kentucky.

Construction loans generally have greater credit risk than traditional residential real estate mortgage loans. The repayment of these loans depends upon the sale of the property to third parties or the availability of permanent financing upon completion of all improvements. In the event the Association makes a loan on property that is not yet approved for the planned development, there is the risk that approvals will not be granted or will be delayed. These events may adversely affect the borrower and the collateral value of the property. Construction loans also expose the Association to the risk that improvements will not be completed on time in accordance with specifications and projected costs. In addition, the ultimate sale or rental of the property may not occur as anticipated. Effective August 30, 2011, the Association made the strategic decision to exit the commercial construction loan business and ceased accepting new builder relationships. Builder commitments in place at that time were honored for a limited period, giving our customers the ability to secure new borrowing relationships.
The recorded investment and the unpaid principal balance of impaired loans, including those reported as troubled debt restructurings, as of June 30, 2013 and September 30, 2012 are summarized as follows. Balances of recorded investments are net of deferred fees.

	June 30, 2013			September 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Residential non-Home Today	$88,699	$118,830	$—	$96,227	$126,806	$—
Residential Home Today	33,153	66,315	—	36,578	68,390	—
Home equity loans and lines of credit	25,477	53,815	—	24,397	41,974	—
Construction	687	943	—	970	1,349	—
Consumer and other loans	—	—	—	—	—	—
Total	$148,016	$239,903	$—	$158,172	$238,519	$—
With an allowance recorded:
Residential non-Home Today	$64,550	$66,019	$7,565	$68,894	$70,577	$6,220
Residential Home Today	50,229	51,207	8,536	58,777	60,104	9,747
Home equity loans and lines of credit	7,026	7,215	1,181	12,619	13,554	3,928
Construction	66	66	6	408	408	41
Consumer and other loans	—	—	—	—	—	—
Total	$121,871	$124,507	$17,288	$140,698	$144,643	$19,936
Total impaired loans:
Residential non-Home Today	$153,249	$184,849	$7,565	$165,121	$197,383	$6,220
Residential Home Today	83,382	117,522	8,536	95,355	128,494	9,747
Home equity loans and lines of credit	32,503	61,030	1,181	37,016	55,528	3,928
Construction	753	1,009	6	1,378	1,757	41
Consumer and other loans	—	—	—	—	—	—
Total	$269,887	$364,410	$17,288	$298,870	$383,162	$19,936
At June 30, 2013 and September 30, 2012, respectively, the recorded investment in impaired loans includes $202,669 and $221,399 of loans modified in troubled debt restructurings of which $33,497 and $39,127 were 90 days or more past due.
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

(1)
Prior to 12/31/2011, partial charge-offs were not used, but a SVA was established when the recorded investment in the loan exceeded the fair value of the collateral less costs to dispose. Individual loans were only charged off when a triggering event occurred, such as a foreclosure action was culminated, a short sale was approved, or a deed was accepted in lieu of repayment.

(2)	Prior to 9/30/2010, impairment evaluations on equity loans were performed when the loan was greater than 180 days delinquent.

Loans modified in troubled debt restructurings that are not evaluated based on collateral are separately evaluated for impairment on a loan by loan basis at the time of restructuring and at each subsequent reporting date for as long as they are reported as troubled debt restructurings. The impairment evaluation is based on the present value of expected future cash flows discounted at the effective interest rate of the original loan. Expected future cash flows include a discount factor representing a potential for default. Valuation allowances are recorded for the excess of the recorded investments over the result of the cash flow analysis. Loans discharged in Chapter 7 bankruptcy are reported as troubled debt restructurings and also evaluated based on the present value of expected future cash flows unless evaluated based on collateral. Consumer loans are not considered for restructuring. A loan modified in a troubled debt restructuring is classified as an impaired loan for a minimum of one year. After one year, a loan is no longer included in the balance of impaired loans if the loan was modified to yield a market rate for loans of similar credit risk at the time of restructuring and the loan is not impaired based on the terms of restructuring agreement. No troubled debt restructurings were reclassified from impaired loans during the quarter ended or nine months ended June 30, 2013.

The average recorded investment in impaired loans and the amount of interest income recognized during the period that the loans were impaired are summarized below.

	For the Three Months Ended June 30,
	2013		2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential non-Home Today	$90,294	$234	$78,371	$260
Residential Home Today	33,859	65	38,288	362
Home equity loans and lines of credit	25,554	75	16,422	43
Construction	619	6	829	16
Consumer and other loans	—	—	—	—
Total	$150,326	$380	$133,910	$681
With an allowance recorded:
Residential non-Home Today	$64,535	$785	$60,616	$789
Residential Home Today	51,158	626	65,541	693
Home equity loans and lines of credit	7,116	64	5,425	51
Construction	233	1	633	4
Consumer and other loans	—	—	—	—
Total	$123,042	$1,476	$132,215	$1,537
Total impaired loans:
Residential non-Home Today	$154,829	$1,019	$138,987	$1,049
Residential Home Today	85,017	691	103,829	1,055
Home equity loans and lines of credit	32,670	139	21,847	94
Construction	852	7	1,462	20
Consumer and other loans	—	—	—	—
Total	$273,368	$1,856	$266,125	$2,218

	For the Nine Months Ended June 30,
	2013		2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential non-Home Today	$92,463	$891	$54,988	$764
Residential Home Today	34,866	151	22,589	1,064
Home equity loans and lines of credit	24,937	371	15,031	134
Construction	829	14	1,000	29
Consumer and other loans	—	—	—	—
Total	$153,095	$1,427	$93,608	$1,991
With an allowance recorded:
Residential non-Home Today	$66,722	$2,430	$94,197	$2,275
Residential Home Today	54,503	1,900	94,949	1,970
Home equity loans and lines of credit	9,823	202	16,486	131
Construction	237	9	2,672	32
Consumer and other loans	—	—	—	—
Total	$131,285	$4,541	$208,304	$4,408
Total impaired loans:
Residential non-Home Today	$159,185	$3,321	$149,185	$3,039
Residential Home Today	89,369	2,051	117,538	3,034
Home equity loans and lines of credit	34,760	573	31,517	265
Construction	1,066	23	3,672	61
Consumer and other loans	—	—	—	—
Total	$284,380	$5,968	$301,912	$6,399
The amounts of interest income on impaired loans recognized using a cash-basis method was $253 and $1,130 for the quarter ended and nine months ended ended June 30, 2013, respectively, and $714 and $2,008 for the quarter ended and nine months ended June 30, 2012, respectively.
The recorded investment in troubled debt restructurings as of June 30, 2013 and September 30, 2012 is shown in the tables below.

June 30, 2013	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Modifications	Bankruptcy	Total
Residential non-Home Today	$17,878	$2,415	$13,502	$21,533	$17,418	$38,060	$110,806
Residential Home Today	17,040	276	10,736	19,333	19,974	5,257	72,616
Home equity loans and lines of credit	84	673	829	181	475	16,683	18,925
Construction	—	322	—	—	—	—	322
Total	$35,002	$3,686	$25,067	$41,047	$37,867	$60,000	$202,669

September 30, 2012	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Modifications	Bankruptcy	Total
Residential non-Home Today	$22,039	$2,802	$17,106	$20,787	$9,438	$45,861	$118,033
Residential Home Today	21,977	360	13,991	27,058	11,960	6,548	81,894
Home equity loans and lines of credit	105	646	960	257	384	18,334	20,686
Construction	—	634	—	—	—	152	786
Total	$44,121	$4,442	$32,057	$48,102	$21,782	$70,895	$221,399

For all loans modified during the quarter ended and nine months ended June 30, 2013 and June 30, 2012 (set forth in the table below), the pre-modification outstanding recorded investment was not materially different from the post-modification outstanding recorded investment.
The following tables set forth the recorded investment in troubled debt restructured loans modified during the period, by the types of concessions granted. Reported values for the prior year have not been adjusted for discharged Chapter 7 bankruptcies that were reclassified as troubled debt restructurings per the OCC interpretive guidance issued in July 2012.

	For the Three Months Ended June 30, 2013
	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Modifications	Bankruptcy	Total
Residential non-Home Today	$529	$—	$—	$1,980	$2,098	$1,793	$6,400
Residential Home Today	223	—	—	68	1,597	545	2,433
Home equity loans and lines of credit	—	—	—	—	—	955	955
Total	$752	$—	$—	$2,048	$3,695	$3,293	$9,788

	For the Nine Months Ended June 30, 2013
	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Modifications	Bankruptcy	Total
Residential non-Home Today	$2,316	$—	$—	$4,252	$4,625	$6,619	$17,812
Residential Home Today	362	—	—	552	8,161	1,469	10,544
Home equity loans and lines of credit	13	100	—	19	7	2,766	2,905
Total	$2,691	$100	$—	$4,823	$12,793	$10,854	$31,261

	For the Three Months Ended June 30, 2012
	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Modifications	Total
Residential non-Home Today	$1,378	$—	$116	$2,013	$592	$4,099
Residential Home Today	74	—	134	—	451	659
Home equity loans and lines of credit	—	—	—	11	141	152
Total	$1,452	$—	$250	$2,024	$1,184	$4,910

	For the Nine Months Ended June 30, 2012
	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Modifications	Total
Residential non-Home Today	$6,706	$259	$1,477	$6,404	$2,152	$16,998
Residential Home Today	1,434	—	1,367	1,720	3,113	7,634
Home equity loans and lines of credit	24	—	61	24	299	408
Total	$8,164	$259	$2,905	$8,148	$5,564	$25,040
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

The following tables provide information on troubled debt restructured loans modified within the previous 12 months that defaulted, or were at least 30 days past due on one scheduled payment, during the period presented. Reported values for the quarter ended and nine months ended June 30, 2013 include loans in Chapter 7 bankruptcy status, where at least one borrower has been discharged of their obligation within the previous 12 months. Prior year activity has not been adjusted for Chapter 7 bankruptcies.

	For the Three Months Ended June 30, 2013		For the Nine Months Ended June 30, 2013
Troubled Debt Restructurings That Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)		(Dollars in thousands)
Residential non-Home Today	57	$6,432	63	$7,181
Residential Home Today	52	2,667	64	3,251
Home equity loans and lines of credit	28	927	49	983
Total	137	$10,026	176	$11,415

	For the Three Months Ended June 30, 2012		For the Nine Months Ended June 30, 2012
Troubled Debt Restructurings That Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)		(Dollars in thousands)
Residential non-Home Today	7	$861	8	$1,129
Residential Home Today	30	2,168	34	2,451
Total	37	$3,029	42	$3,580
The following tables provide information about the credit quality of residential loan receivables by an internally assigned grade. Balances are net of deferred fees and any applicable LIP.

	Pass	Special Mention	Substandard	Loss	Total
June 30, 2013
Real Estate Loans:
Residential non-Home Today	$7,805,015	$—	$99,602	$—	$7,904,617
Residential Home Today	147,592	—	35,921	—	183,513
Home equity loans and lines of credit	1,894,447	6,447	33,026	—	1,933,920
Construction	26,759	—	688	—	27,447
Total	$9,873,813	$6,447	$169,237	$—	$10,049,497

	Pass	Special Mention	Substandard	Loss	Total
September 30, 2012
Real Estate Loans:
Residential non-Home Today	$7,812,028	$—	$107,382	$—	$7,919,410
Residential Home Today	163,332	—	41,538	—	204,870
Home equity loans and lines of credit	2,118,926	9,868	35,934	—	2,164,728
Construction	30,850	—	983	—	31,833
Total	$10,125,136	$9,868	$185,837	$—	$10,320,841
Residential loans are internally assigned a grade that complies with the guidelines outlined in the OCC’s Handbook for Rating Credit Risk. Pass loans are assets well protected by the current paying capacity of the borrower. Special Mention loans have a potential weakness that the Association feels deserve management’s attention and may result in further deterioration in their repayment prospects and/or the Association’s credit position. Substandard loans are inadequately protected by the current payment capacity of the borrower or the collateral pledged with a defined weakness that jeopardizes the liquidation of the debt. Also included in Substandard are performing home equity loans and lines of credit where the customer has a severely delinquent first mortgage to which the performing home equity loan or line of credit is subordinate and loans in Chapter 7 bankruptcy status where all borrowers have had their obligations discharged, and have not reaffirmed the debt. Loss loans are considered uncollectible and are charged off when identified.

At June 30, 2013 and September 30, 2012, respectively, the recorded investment of impaired loans includes $118,107 and $133,508 of troubled debt restructurings that are individually evaluated for impairment, but have adequately performed under the terms of the restructuring and are classified as pass loans. At June 30, 2013 and September 30, 2012, respectively, there were $17,489 and $20,475 of loans classified substandard and $6,415 and $9,868 of loans designated special mention that are not included in the recorded investment of impaired loans; rather, they are included in loans collectively evaluated for impairment.
Consumer loans are internally assigned a grade of nonperforming when they become 90 days or more past due. At June 30, 2013 and September 30, 2012, no consumer loans were graded as nonperforming.

5.	DEPOSITS
Deposit account balances are summarized as follows:

	June 30, 2013	September 30, 2012
Negotiable order of withdrawal accounts	$1,041,325	$1,006,125
Savings accounts	1,807,660	1,777,295
Certificates of deposit	5,781,169	6,197,319
	8,630,154	8,980,739
Accrued interest	376	680
Total deposits	$8,630,530	$8,981,419

6.	INCOME TAXES
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and city jurisdictions. With few exceptions, the Company is no longer subject to federal or state tax examinations for tax years prior to 2011.
Federal income tax audits have been completed for tax years through 2010. In April 2013, the Ohio Department of Taxation concluded an audit of the Association's Ohio Franchise Tax Returns for tax years ended September 30, 2009, 2010 and 2011 with no audit adjustments.
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
The components of net periodic benefit (income) cost recognized in the statements of income are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Service cost	$—	$—	$—	$1,005
Interest cost	735	678	2,204	2,273
Expected return on plan assets	(1,029)	(945)	(3,087)	(2,782)
Amortization of net loss	138	57	416	515
Amortization of prior service cost	—	—	—	(15)
Recognized net gain due to curtailment	—	—	—	(267)
Net periodic benefit (income) cost	$(156)	$(210)	$(467)	$729

There were no minimum employer contributions paid during the nine months ended June 30, 2013. No minimum employer contributions are expected during the remainder of the fiscal year.

8.	EQUITY INCENTIVE PLAN
On December 28, 2012, 583,500 options to purchase our common stock and 116,500 restricted stock units were granted to certain officers and employees of the Company. The awards were made pursuant to the shareholder-approved 2008 Equity Incentive Plan.
During the nine months ended June 30, 2013 and 2012, the Company recorded $5,090 and $5,503, respectively, of stock-based compensation expense, comprised of stock option expense of $2,539 and $2,814, respectively, and restricted stock units expense of $2,551 and $2,689, respectively.
At June 30, 2013, 6,523,816 shares were subject to options, with a weighted average exercise price of $11.10 per share and a weighted average grant date fair value of $2.92 per share. Expected future expense related to the 3,981,844 non-vested options outstanding as of June 30, 2013 is $5,079 over a weighted average of 1.9 years. At June 30, 2013, 1,281,526 restricted stock units, with a weighted average grant date fair value of $10.54 per unit, are unvested. Expected future compensation expense relating to the 1,521,184 restricted stock units outstanding as of June 30, 2013 is $6,528 over a weighted average period of 2.3 years. Each unit is equivalent to one share of common stock.

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
At June 30, 2013, the Company had commitments to originate loans as follows:

Fixed-rate mortgage loans	$360,631
Adjustable-rate mortgage loans	305,848
Equity and bridge loans	8,861
Total	$675,340
At June 30, 2013, the Company had unfunded commitments outstanding as follows:

Home equity lines of credit (excluding commitments for suspended accounts)	$1,183,544
Construction loans	33,559
Private equity investments	12,941
Total	$1,230,044
At June 30, 2013, the unfunded commitment on home equity lines of credit, including commitments for accounts suspended as a result of material default or a decline in equity, is $1,403,518.
The Company assumes a portion of the mortgage guaranty insurance on an excess of loss basis for the mortgage guaranty risks of certain mortgage loans in its own portfolio, including Home Today loans and loans in its servicing portfolio, through reinsurance contracts with two primary mortgage insurance companies. Under these contracts, the Company absorbs mortgage insurance losses in a range of 5% to 12% in excess of the initial 5% loss layer of a given pool of loans, in exchange for a portion of the pool’s mortgage insurance premiums. The first 5% layer of loss must be exceeded before the Company assumes any liability. At June 30, 2013, the maximum losses under the reinsurance contracts were limited to $13,091. The Company has paid $5,227 of losses under these reinsurance contracts and has provided a liability for the remaining estimated losses totaling $2,401 as of June 30, 2013. When evaluating whether or not the reserves provide a reasonable provision for unpaid loss and loss adjustment expenses, it is necessary to project future loss and loss adjustment expense emergence and payments for loan delinquencies occurring through the balance sheet date. The actual future loss and loss adjustment expense may not develop as actuarially projected. They may in fact vary materially from the projections as mortgage insurance results are influenced by a number of factors such as unemployment, housing market conditions and loan repayment rates. Management believes it has made adequate provision for estimated losses. Based upon notice from the Company’s two primary mortgage insurance companies, no new contracts have been added to the Company’s risk exposure since December 31, 2008. The Company’s insurance partners have retained all new mortgage insurance premiums and all new risk after that date.
The following table summarizes the activity in the liability for unpaid losses and loss adjustment expenses:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Balance, beginning of period	$2,402	$3,778	$3,351	$4,023
Incurred increase (decrease)	268	(1)	218	499
Paid claims	(269)	(347)	(1,168)	(1,092)
Balance, end of period	$2,401	$3,430	$2,401	$3,430
At June 30, 2013 and September 30, 2012, the Company had commitments to securitize and sell mortgage loans which totaled $0 and $2,830, respectively.
Management expects that the above commitments will be funded through normal operations.

10.	FAIR VALUE
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
As permitted under the fair value guidance in U.S. GAAP, the Company elects to measure at fair value mortgage loans classified as held for sale that are subject to pending agency contracts to securitize and sell loans. This election is expected to reduce volatility in earnings related to market fluctuations between the contract trade and settlement dates. At June 30, 2013 and September 30, 2012, respectively, there were $0 and $3,017 loans held for sale, with unpaid principal balances of $0 and $2,830, subject to pending agency contracts for which the fair value option was elected. Included in the net gain (loss) on the sale of loans is $0 for the three months ending June 30, 2013 and 2012 and $(210) and $0 for the nine months ending June 30, 2013 and 2012, respectively, related to changes during the period in the fair value of loans held for sale subject to pending agency contracts.
Presented below is a discussion of the methods and significant assumptions used by the Company to estimate fair value.
Investment Securities Available for Sale – Investment securities available for sale are recorded at fair value on a recurring basis. At June 30, 2013 and September 30, 2012, respectively, this includes $447,663 and $413,729 of investments in U.S. government and agency obligations including U.S. Treasury notes and sequentially structured, highly liquid collateralized mortgage obligations (“CMOs”) issued by Fannie Mae, Freddie Mac, and Ginnie Mae and $6,867 and $7,701 of secured institutional money market deposits insured by the FDIC up to the current coverage limits, with any excess collateralized by the holding institution. Both are measured using the market approach. The fair values of treasury notes and CMOs represent unadjusted price estimates obtained from third party independent nationally recognized pricing services using pricing models or quoted prices of securities with similar characteristics and are included in Level 2 of the hierarchy. At the time of initial measurement and, subsequently, when changes in methodologies occur, management obtains and reviews documentation of pricing methodologies used by third party pricing services to verify that prices are determined in accordance with fair value guidance in U.S. GAAP and to ensure that assets are properly classified in the fair value hierarchy. Additionally, third party pricing is reviewed on a monthly basis for reasonableness based on the market knowledge and experience of company personnel that interact daily with the markets for these types of securities. The carrying amount of the money market deposit accounts is considered a reasonable estimate of their fair value because they are cash deposits in interest bearing accounts valued at par. These accounts are included in Level 1 of the hierarchy.
Mortgage Loans Held for Sale – The fair value of mortgage loans held for sale is estimated using a market approach based on quoted secondary market pricing for loan portfolios with similar characteristics. Loans held for sale are carried at the lower of cost or fair value except, as described above, the Company elects the fair value measurement option for mortgage loans held for sale subject to pending agency contracts to securitize and sell loans. Loans held for sale are included in Level 2 of the hierarchy. At June 30, 2013 and September 30, 2012 there were $0 and $3,017, respectively, of loans held for sale measured at fair value and $4,376 and $121,511, respectively, of loans held for sale carried at cost.
Impaired Loans – Impaired loans represent certain loans held for investment that are subject to a fair value measurement under U.S. GAAP because they are individually evaluated for impairment and that impairment is measured using a fair value measurement, such as the observable market price of the loan or the fair value of the collateral less estimated costs to dispose. Impairment is measured using the market approach based on the fair value of the collateral less estimated costs to dispose for loans the Company considers to be collateral-dependent due to a delinquency status or other adverse condition severe enough to indicate that the borrower can no longer be relied upon as the continued source of repayment. These conditions are described more fully in Note 4, Loans and Allowance for Loan Losses.To calculate impairment of collateral-dependent loans, the fair market values of the collateral, estimated using exterior appraisals in the majority of instances, are reduced by calculated costs to dispose derived from historical experience and recent market conditions. Any indicated impairment is recognized by a charge to the allowance for loan losses. Subsequent increases in collateral values or principal pay downs on loans with recognized impairment could result in an impaired loan being carried below its fair value. When no impairment loss is indicated, the carrying amount is considered to approximate the fair value of that loan to the Company because contractually that is the maximum recovery the Company can expect. The recorded investment of loans individually evaluated for impairment based on the fair value of the collateral are included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis. The range and weighted average impact of costs to dispose on fair values is determined at the time of impairment or when additional impairment is recognized and is included in quantitative information about significant unobservable inputs later in this note.
Loans held for investment that have been restructured in troubled debt restructurings and have not been identified as collateral dependent are individually evaluated for impairment using the present value of expected future cash flows based on the loan’s original effective interest rate, which is not a fair value measurement. At June 30, 2013 and September 30, 2012, respectively, this included $121,407 and $137,468 in recorded investment of troubled debt restructurings with related allowances for loss of $16,988 and $17,602.
Real Estate Owned – Real estate owned includes real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of the cost basis or fair value less estimated costs to dispose. Fair value is estimated under the market approach using independent third party appraisals. As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions. At June 30, 2013 and September 30, 2012, these adjustments were not significant to reported fair values. At June 30, 2013 and September 30, 2012, respectively, there was $16,716 and $16,131 of real estate owned included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis where the cost basis exceeded the fair values less estimated costs to dispose of these properties. Real estate owned, as reported in the Consolidated Statements of Condition, includes estimated costs to dispose of $1,688 and $1,383 related to properties measured at fair value and $5,326 and $4,899 of properties carried at their original or adjusted cost basis at June 30, 2013 and September 30, 2012, respectively.
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
Assets and liabilities carried at fair value on a recurring basis in the Consolidated Statements of Condition at June 30, 2013 and September 30, 2012 are summarized below. There were no liabilities carried at fair value on a recurring basis at June 30, 2013.

		Recurring Fair Value Measurements at Reporting Date Using
	June 30, 2013	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available for sale:
U.S. government and agency obligations	$2,037	$—	$2,037	$—
Freddie Mac certificates	960	—	960	—
Ginnie Mae certificates	13,570	—	13,570	—
REMICs	419,070	—	419,070	—
Fannie Mae certificates	12,026	—	12,026	—
Money market accounts	6,867	6,867	—	—
Derivatives:
Interest rate lock commitments	100	—	—	100
Total	$454,630	$6,867	$447,663	$100

		Recurring Fair Value Measurements at Reporting Date Using
	September 30, 2012	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available for sale:
U.S. government and agency obligations	$2,056	$—	$2,056	$—
Freddie Mac certificates	989	—	989	—
Ginnie Mae certificates	16,786	—	16,786	—
REMICs	386,009	—	386,009	—
Fannie Mae certificates	7,889	—	7,889	—
Money market accounts	7,701	7,701	—	—
Mortgage loans held for sale	3,017	—	3,017	—
Derivatives:
Interest rate lock commitments	404	—	—	404
Total	$424,851	$7,701	$416,746	$404

Liabilities
Derivatives:
Forward commitments for the sale of mortgage loans	$243	$—	$243	$—
Total	$243	$—	$243	$—

The table below presents a reconciliation of the beginning and ending balances and the location within the Consolidated Statements of Income where gains due to changes in fair value are recognized on interest rate lock commitments which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Beginning balance	$482	$—	$404	$—
(Loss) gain during the period due to changes in fair value:
Included in other non-interest income	(382)	500	(304)	500
Ending balance	$100	$500	$100	$500
Change in unrealized gains for the period included in earnings for assets held at end of the reporting date	$100	$500	$100	$500
Summarized in the tables below are those assets measured at fair value on a nonrecurring basis. This includes loans held for investment that are individually evaluated for impairment, excluding performing troubled debt restructurings valued using the present value of cash flow method, and properties included in real estate owned that are carried at fair value less estimated costs to dispose at the reporting date.

		Nonrecurring Fair Value Measurements at Reporting Date Using
	June 30, 2013	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Impaired loans, net of allowance	$148,179	$—	$—	$148,179
Real estate owned[1]	16,716	—	—	16,716
Total	$164,895	$—	$—	$164,895

[1]	Amounts represent fair value measurements of properties before deducting estimated costs to dispose.

		Nonrecurring Fair Value Measurements at Reporting Date Using
	September 30, 2012	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Impaired loans, net of allowance	$159,069	$—	$—	$159,069
Real estate owned[1]	16,131	—	—	16,131
Total	$175,200	$—	$—	$175,200

[1]	Amounts represent fair value measurements of properties before deducting estimated costs to dispose.
The following provides quantitative information about significant unobservable inputs categorized within Level 3 of the Fair Value Hierarchy.

	Fair Value						Weighted
	6/30/2013	Valuation Technique(s)	Unobservable Input	Range			Average
Impaired loans, net of allowance	$148,179	Market comparables of collateral discounted to estimated net proceeds	Discount appraised value to estimated net proceeds based on historical experience:
			• Residential Properties	0	-	24%	8.6%

Interest rate lock commitments	$100	Quoted Secondary Market pricing	Closure rate	0	-	100%	52.5%

	Fair Value						Weighted
	9/30/2012	Valuation Technique(s)	Unobservable Input	Range			Average
Impaired loans, net of allowance	$159,069	Market comparables of collateral discounted to estimated net proceeds	Discount appraised value to estimated net proceeds based on historical experience:
			• Residential Properties	0	-	24%	10.5%

Interest rate lock commitments	$404	Quoted Secondary Market pricing	Closure rate	0	-	100%	56.0%
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

	June 30, 2013
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and due from banks	$34,401	$34,401	$34,401	$—	$—
Other interest bearing cash equivalents	262,578	262,578	262,578	—	—
Investment securities:
Available for sale	454,530	454,530	6,867	447,663	—
Mortgage loans held for sale	4,376	4,438	—	4,438
Loans, net:
Mortgage loans held for investment	9,952,973	10,127,626	—	—	10,127,626
Other loans	4,276	4,455	—	—	4,455
Federal Home Loan Bank stock	35,620	35,620	N/A	—	—
Private equity investments	691	691	—	—	691
Accrued interest receivable	31,576	31,576	—	31,576	—
Derivatives	100	100	—	—	100
Liabilities:
NOW and passbook accounts	$2,848,985	$2,848,985	$—	$2,848,985	$—
Certificates of deposit	5,781,545	5,732,367	—	5,732,367	—
Borrowed funds	475,062	472,045	—	472,045	—
Borrowers’ advances for taxes and insurance	47,527	47,527	—	47,527	—
Principal, interest and escrow owed on loans serviced	78,940	78,940	—	78,940	—

	September 30, 2012
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and due from banks	$38,914	$38,914	$38,914	$—	$—
Other interest bearing cash equivalents	269,348	269,348	269,348	—	—
Investment securities:
Available for sale	421,430	421,430	7,701	413,729	—
Mortgage loans held for sale	124,528	129,358	—	129,358
Loans, net:
Mortgage loans held for investment	10,220,377	10,630,220	—	—	10,630,220
Other loans	4,612	4,957	—	—	4,957
Federal Home Loan Bank stock	35,620	35,620	N/A	—	—
Private equity investments	944	944	—	—	944
Accrued interest receivable	34,887	34,887	—	34,887	—
Derivatives	404	404	—	—	404
Liabilities:
NOW and passbook accounts	$2,783,420	$2,783,420	$—	$2,783,420	$—
Certificates of deposit	6,197,999	6,353,376	—	6,353,376	—
Borrowed funds	488,191	490,880	—	490,880	—
Borrowers’ advances for taxes and insurance	67,864	67,864	—	67,864	—
Principal, interest and escrow owed on loans serviced	127,539	127,539	—	127,539	—
Derivatives	243	243	—	243	—
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
The Company enters into forward commitments for the sale of mortgage loans principally to protect against the risk of adverse interest rate movements on net income. The Company recognizes the fair value of such contracts when the characteristics of those contracts meet the definition of a derivative. These derivatives are not designated in a hedging relationship; therefore, gains and losses are recognized immediately in the statement of income. In addition, the Company enters into commitments to originate a portion of its loans, which when funded, are classified as held for sale. Such commitments meet the definition of a derivative and are not designated in a hedging relationship; therefore, gains and losses are recognized immediately in the statement of income. The Company had no derivatives designated as hedging instruments under Accounting Standards Codification (“ASC”) 815, “Derivatives and Hedging,” at June 30, 2013 or September 30, 2012.
The following table provides the locations within the Consolidated Statements of Condition and the fair values for derivatives not designated as hedging instruments.

	Asset Derivatives
	June 30, 2013		September 30, 2012
	Location	Fair Value	Location	Fair Value
Interest rate lock commitments	Other Assets	$100	Other Assets	$404

	Liability Derivatives
	June 30, 2013		September 30, 2012
	Location	Fair Value	Location	Fair Value
Forward commitments for the sale of mortgage loans	Other Liabilities	$—	Other Liabilities	$243
The following table summarizes the locations and amounts of gain or (loss) recognized within the Consolidated Statements of Income on derivative instruments not designated as hedging instruments.

		Amount of Gain or (Loss) Recognized in Income on Derivatives
		Three Months Ended		Nine Months Ended
	Location of Gain or (Loss)	June 30,		June 30,
	Recognized in Income	2013	2012	2013	2012
Interest rate lock commitments	Other non-interest income	$(382)	$500	$(304)	$500
Forward commitments for the sale of mortgage loans	Net gain on the sale of loans	—	—	243	—
Total		$(382)	$500	$(61)	$500

12.	RECENT ACCOUNTING PRONOUNCEMENTS
Pending
In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, "Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" which supersedes ASU 2011-12, “Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards

Update No. 2011-05” and the presentation requirements for reclassifications out of accumulated other comprehensive income ("OCI") in ASU 2011-05. ASU 2013-02 requires entities to present separately significant amounts reclassified out of each component of OCI, either on the face of the statement where net income is presented or in the notes, if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other significant amounts, entities shall provide cross-references to the notes where additional details about the effect of the reclassifications are disclosed. The amendments are effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012, with early adoption permitted. The only impact of these amendments on the Company’s consolidated financial statements will be a change in the presentation of OCI.
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

•	our ability to enter new markets successfully and take advantage of growth opportunities, and the possible short-term dilutive effect of potential acquisitions or de novo branches, if any;

•	changes in consumer spending, borrowing and savings habits;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board and the Public Company Accounting Oversight Board;

•	future adverse developments concerning Fannie Mae or Freddie Mac;

•	changes in monetary and fiscal policy of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board and changes in the level of government support of housing finance;

•	changes in policy and/or assessment rates of taxing authorities that adversely affect us;

•	changes in expense trends (including, but not limited to trends affecting non-performing assets, charge-offs and provisions for loan losses);

•	the impact of the governmental effort to restructure the U.S. financial and regulatory system;

•	inability of third-party providers to perform their obligations to us;

•	adverse changes and volatility in real estate markets;

•	a slowing or failure of the moderate economic recovery;

•	the extensive reforms enacted in the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), which will continue to impact us;

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

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. Any forward-looking statement made by us in this report speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future developments or otherwise, except as may be required by law.
Overview
Our business strategy is to operate as a well-capitalized and profitable financial institution dedicated to providing exceptional personal service to our customers. We may not be successful in implementing our business strategy.
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
Controlling Our Interest Rate Risk Exposure. Although housing and credit quality issues have had and continue to have a negative effect on our operating results and, as described below, are certainly a matter of significant concern for us, historically our greatest risk has been our exposure to interest rate risk. When we hold long-term, fixed-rate assets, funded by liabilities with shorter re-pricing characteristics, we are exposed to potentially adverse impact from rising interest rates. Generally, and particularly over extended periods of time that encompass full economic cycles, interest rates associated with longer term assets, like fixed rate mortgages, have been higher than interest rates associated with shorter-term funding sources, like deposits. This difference has been an important component of our net interest income and is fundamental to our operations. We manage the risk of holding long-term, fixed-rate mortgage assets primarily by maintaining high levels of tangible capital. Additionally, by promoting adjustable-rate and shorter-term, fixed-rate loans, and, prior to June 30, 2010, by actively selling long-term, fixed-rate mortgage loans in the secondary market, we are and were able to modulate the amount of long-term, fixed-rate loans held in our portfolio. Although we recently began originating long term, fixed rate loans with the intention of selling them to Fannie Mae, the total balance of loans sold subsequent to June 30, 2010 has been nominal in relation to the total balance of our owned fixed-rate portfolio. During the nine months ended June 30, 2013 we sold $206.6 million of long-term, fixed-rate first mortgage loans and $128.1 million of long-term, adjustable-rate first mortgage loans. No loans were sold during the nine months ended June 30, 2012. As described in the following paragraphs, the low volume of loan sales since June 30, 2010 reflects the impact of changes by Fannie Mae related to requirements for loans that it accepts and a reduced level of fixed-rate loan originations.
Effective July 1, 2010, Fannie Mae, historically the Association’s primary loan investor, implemented certain loan origination requirement changes affecting loan eligibility that, prior to May 2013, we did not adopt. Subsequent to the May 2013 implementation date of our revised procedures, and upon review and validation by Fannie Mae (expected prior to September 30, 2013), we expect that those fixed-rate, first mortgage loans that are originated under the revised procedures, will thereafter be eligible for securitization and sale in Fannie Mae mortgage-backed security form. Previously, our decision not to implement the changes necessary to comply with Fannie Mae’s revised requirements, was based on our consideration that since 1991, the Association, employing only non-commissioned loan originators and utilizing a centralized underwriting process, had sold loans to Fannie Mae under a series of proprietary variances, or contractual waivers, that were negotiated between us and Fannie Mae during the term of our relationship. Those proprietary concessions related to certain loan file documentation and quality control procedures the lack of which, in our opinion, did not diminish in any way the excellent credit quality of the loans that we delivered to Fannie Mae, but facilitated the efficiency and effectiveness of our operations and the quality and value of the loan products that we were able to offer to our borrowers. The credit quality of the loans that we delivered to Fannie Mae was consistently evidenced by the superior delinquency profile of our portfolio in peer performance comparisons prepared by Fannie Mae throughout the term of our relationship. In response to the housing crisis that commenced in 2008, and with the objective of improving the credit profile of its overall loan portfolio, Fannie Mae enacted many credit tightening measures, culminating in the effective elimination of proprietary variances and waivers, accompanied by the imposition of additional file documentation requirements and expanded quality control procedures. In addition to substantively changing Fannie Mae’s operating procedures, effects of the housing crisis spread throughout the secondary residential mortgage market and resulted in a significantly altered operating framework for all secondary market participants. We believed that this dramatically altered operating framework offered opportunities for business process innovators to create new secondary market solutions especially as such opportunities would be expected to target high credit quality residential loans similar to those that we have traditionally originated. However, while we have been successful in completing several non-agency backed whole loan sales during the nine months ended June 30, 2013, in our opinion, the breadth of, and the transaction pricing in, the non-agency market has not developed in the manner, or with the speed that we believe justified the continuing delay in our adoption of Fannie Mae's loan origination requirements. Accordingly, while we continue to evaluate available opportunities in the secondary market, we have concluded that, in addition to our efforts to originate high credit quality residential loans using our proprietary underwriting and processing operation, as described above, we will develop a parallel operation that fully complies with current Fannie Mae loan eligibility standards. During the nine months ended June 30, 2013 we sold, on a servicing retained basis, a total of $276.9 million of long-term, fixed-rate and adjustable-rate, first mortgage loans to four private investors in separate transactions. Additionally, during the quarter ended June 30, 2012, the Association implemented procedures necessary for participation in Fannie Mae's HARP II (Home Affordable Refinance Program) initiative and during the nine months ended June 30, 2013, we sold $57.9 million of long-term, fixed-rate first mortgage loans under HARP II. We continue to explore various loan sales opportunities. During the nine months ended June 30, 2013 there were $337.0 million in loans transferred from the held for investment portfolio to the held for sale portfolio and as specific loans were excluded from sales discussions, $154.9 million in loans were transferred from the held for sale portfolio back to the held for investment portfolio. At June 30, 2013 and September 30, 2012, mortgage loans held for sale, all of which were long-term, fixed-rate first mortgage loans, totaled $4.4 million and $124.5 million, respectively, and were comprised of the following components:

	June 30, 2013	September 30, 2012
	(Dollars in thousands)
Loans held for sale:
Held for sales to private investors	$—	$114,678
Held for sales to Fannie Mae	4,376	9,850
Total	$4,376	$124,528
No loan sales commitments were outstanding at June 30, 2013.
In response to the changes made in Fannie Mae's loan eligibility requirements, in July 2010 we began marketing an adjustable-rate mortgage loan product that provides us with improved interest rate risk characteristics when compared to a long-term, fixed-rate mortgage. Since its introduction, the “Smart Rate” adjustable rate mortgage has offered borrowers an interest rate lower than that of a fixed-rate loan. The rate is locked for three or five years then resets annually after that. It contains a feature to re-lock the rate an unlimited number of times at our then, current rate and fee schedule, for another three or five years (dependent on the original reset period) without having to complete a full refinance transaction. Re-lock eligibility is subject to a satisfactory payment performance history by the borrower (never 60 days late, no 30-day delinquencies during the last twelve months, current at the time of re-lock, and no foreclosures or bankruptcies since the Smart Rate application was taken). In addition to a satisfactory payment history, re-lock eligibility requires that the property continues to be the borrower’s primary residence. The loan term cannot be extended in connection with a re-lock nor can new funds be advanced. All interest rate caps and floors remain as originated. During the nine months ended June 30, 2013 and 2012, adjustable-rate mortgage loan originations totaled $711.3 million and $1.19 billion, respectively, while during the same time periods, fixed-rate mortgage loan originations totaled $826.2 million and $881.2 million, respectively. By comparison, during the three months ended June 30, 2010, the last quarter of operations prior to the introduction of our Smart Rate product, adjustable-rate mortgage loan originations totaled $28.7 million while fixed-rate originations totaled $1.15 billion. The amount of origination volumes, including refinancings by our existing customers, along with the portion of that activity that pertains to loans that we previously sold (but for which we retained the right to provide mortgage servicing so as to maintain our relationship with our customer) when coupled with the level of loan sales, if any, determines the balance of loans held on our balance sheet. The amount of adjustable-rate loan activity described above resulted in $3.10 billion of long-term adjustable-rate loans in our residential mortgage loans held for investment portfolio at June 30, 2013, as compared to $2.93 billion at September 30, 2012 and $2.76 billion at June 30, 2012. At June 30, 2013, the amount of adjustable-rate residential mortgage loans represented 38% of the total residential mortgage loans held for investment portfolio. Fixed-rate mortgage loan activity described above resulted in $5.01 billion of long-term fixed rate loans in our residential mortgage loans held for investment portfolio (excluding loans held for sale) at June 30, 2013, as compared to $5.23 billion at September 30, 2012 and $5.21 billion at June 30, 2012. The June 30, 2013, September 30, 2012 and June 30, 2012 measurements exclude $4.4 million, $124.5 million and $233.2 million, respectively, of long-term, fixed-rate loans reported as “held for sale”. No long-term adjustable-rate loans were designated as "held for sale" at any of these reported measurement dates.
In addition to actively marketing our Smart Rate product, beginning in the latter portion of fiscal 2012, we also began to feature our ten-year, fully amortizing fixed-rate first mortgage loans in our product promotions. The ten-year, fixed-rate loan has a less severe interest rate risk profile when compared to loans with fixed-rate terms of 15 to 30 years and helps us to more effectively manage our interest rate risk exposure, yet provides our borrowers with the certainty of a fixed interest rate throughout the life of the obligation. During the nine months ended June 30, 2013, ten-year fixed-rate first mortgage loan originations totaled $399.5 million, or 48% of our fixed-rate originations and 26% of our total originations.
In the past, we have also managed interest rate risk by promoting home equity lines of credit, which have a variable interest rate. As described below, this product carries an incremental credit risk component and has been adversely impacted by the housing market downturn. Between June 28, 2010 and March 20, 2012, we suspended the acceptance of new home equity credit applications with the exception of bridge loans. In accordance with a reduction plan that was accepted by our primary federal banking regulator in December 2010, we actively pursued strategies to decrease the outstanding balance of our home equity lending portfolio as well as our exposure to undrawn home equity lines of credit. During the quarter ended June 30, 2011, we achieved the balance and exposure reduction targets included in the reduction plan. Beginning in March 2012, we offered redesigned home equity lines of credit to qualifying existing home equity customers. In February 2013 we further modified the product design and in April 2013 we extended the offer to both existing home equity customers and new consumers in Ohio, Florida and selected counties in Kentucky. These offers were, and are, subject to certain property and credit performance conditions which include:

•	lower combined loan to value ("CLTV") maximum ratios (80% in Ohio/Kentucky and 70% in Florida; for programs in place prior to 2012 the CLTV extended to as high as 89.99%);

•	limited geographic offering (only Ohio, Kentucky and Florida; programs in place prior to 2012 were offered nationwide);

•	borrower income is fully verified (in prior programs income was not always fully verified);

•
beginning in February 2013, borrowers are qualified using a principal and interest payment based on the interest rate offered to the borrower, plus 2.00%, amortized over 30 years; for applications taken between March 2012 and February 2013, borrowers were qualified using a principal and interest payment based on the interest rate offered to the borrower plus 2.00%, amortized over 20 years (for programs in place prior to 2012, borrowers were qualified using only the interest rate offered to the borrower);

•
the minimum credit score to qualify for the re-introduced home equity line of credit is 700 in Ohio and Kentucky and 720 in Florida (our prior home equity line of credit offering in 2010 required a minimum credit score of 680 in all markets); and

•
beginning in February 2013, the term for new home equity line of credit applications is a five year draw period, during which monthly principal and interest payments are made based on the portion of the original term of 30 years that remains, followed by a 25 year repayment only period, during which payments will be comprised of both principal and interest; for applications taken between March 2012 and February 2013, the term for new home equity line of credit applications was a five year draw period during which interest only payments are made, followed by a 20 year repayment period, during which payments are comprised of both principal and interest (for programs in place prior to 2012, terms generally offered a 10 year draw period, with interest only payments, followed by a 10 year repayment period, with payment of principal and interest).

The existing home equity lines of credit portfolio, with a principal balance of $1.76 billion at June 30, 2013, favorably impacts our interest rate risk profile. The efforts described above are intended to prudently stem the portfolio attrition/reduction that has been experienced during the last three years and to ultimately re-establish home equity line of credit lending as a meaningful strategy used to manage our interest rate risk profile.
Should a rapid and substantial increase occur in general market interest rates, it is probable that, prospectively and particularly over a multi-year time horizon, the level of our net interest income would be adversely impacted.
Monitoring and Limiting Our Credit Risk. While, historically, we had been successful in limiting our credit risk exposure by generally imposing high credit standards with respect to lending, the confluence of unfavorable regional and macro-economic events since 2008, coupled with our pre-2010 expanded participation in the second lien mortgage lending markets, has significantly refocused our attention with respect to credit risk. In response to the evolving economic landscape, we have continuously revised and updated our quarterly analysis and evaluation procedures, as needed, for each category of our lending with the objective of identifying and recognizing all appropriate credit impairments. At June 30, 2013, 90% of our assets consisted of residential real estate loans (both “held for sale” and “held for investment”) and home equity loans and lines of credit, the overwhelming majority of which were originated to borrowers in the states of Ohio and Florida. Our analytic procedures and evaluations include specific reviews of all home equity loans and lines of credit that become 90 or more days past due, as well as specific reviews of all first mortgage loans that become 180 or more days past due. We also expanded our analysis of current performing home equity lines of credit to better mitigate future risk of loss. In accordance with regulatory guidance issued in January 2012, performing home equity lines of credit subordinate to first mortgages delinquent greater than 90 days are transferred to non-accrual status. At June 30, 2013, the recorded investment of such performing home equity lines of credit, not otherwise classified as non-accrual, was $5.3 million. Also, the Office of the Comptroller of the Currency (“OCC”) issued guidance in July 2012 that requires loans, where at least one borrower has been discharged of their obligation in Chapter 7 bankruptcy, to be classified as troubled debt restructurings. Also required pursuant to this guidance is the charge-off of performing loans to collateral value and non-accrual classification when all borrowers have had their obligations discharged in Chapter 7 bankruptcy, regardless of how long the loans have been performing. At June 30, 2013, $60.0 million of loans in Chapter 7 bankruptcy status were included in total troubled debt restructurings. At June 30, 2013, the recorded investment in non-accrual status loans included $30.4 million of performing loans in Chapter 7 bankruptcy status where at least one borrower had been discharged of their obligation. Based on OCC interpretive guidance, $15.8 million of net charge-offs related to those loans were recognized during the fiscal quarter ended September 30, 2012.
In response to the unfavorable regional and macro economic environment that arose in 2008, and in an effort to limit our credit risk exposure and improve the credit performance of new customers, we have tightened our credit criteria in evaluating a borrower’s ability to successfully fulfill his or her repayment obligation and we have revised the design of many of our loan products to require higher borrower down-payments, limited the products available for condominiums, and eliminated certain product features (such as interest-only adjustable-rate loans, loans above certain loan-to-value ratios, and prior to March 2012, home equity lending products with the exception of bridge loans).
Prior to its July 21, 2011 merger into the OCC, the Office of Thrift Supervision (“OTS”) issued, effective February 7, 2011, memoranda of understanding (the “MOU”) covering the Association, Third Federal Savings, MHC and the Company. On December 22, 2012, the Association's primary regulator terminated the MOU applicable to the Association. However, the MOU applicable to Third Federal, MHC and the Company, which, since July 21, 2011, has been enforced by the Federal Reserve, has not been terminated. The items in the MOU applicable to Third Federal, MHC and the Company pertain to any plans for new debt, dividends or stock repurchases and the further refinement and enhancement of our enterprise risk management processes. Specifically, the Company is required to submit a written request for non-objection to the Federal Reserve at least 45 days prior to the anticipated date of any proposed debt, dividend or capital distribution (e.g. stock repurchase) transactions and without the receipt of a written non-objection from the Federal Reserve, is prohibited from consummating any such proposed transaction. The requirements of the MOU carry costs to complete which has increased our non-interest expense. Although the Company is diligently working with the Federal Reserve to resolve the remaining concerns so that the Company can resume its ability to repurchase stock and initiate the process required to pay a dividend, it does not intend to declare or pay a cash dividend, or to repurchase any of its outstanding common stock, until the remaining concerns of our regulator are resolved. The requirements of the MOU which are applicable to the Company and Third Federal Savings, MHC will remain in effect until our regulator decides to terminate, suspend or modify them.
One aspect of our credit risk concern relates to the high percentage of our loans that are secured by residential real estate in the states of Ohio and Florida, particularly in light of the difficulties that have arisen with respect to the real estate markets in those states. At June 30, 2013, approximately 75% and 18% of the combined total of our residential, non-Home Today and construction loans held for investment were secured by properties in Ohio and Florida, respectively. Our 30 or more days delinquency ratios on those loans in Ohio and Florida at June 30, 2013 were 0.8% and 2.1%, respectively. Our 30 or more days delinquency ratio for the non-Home Today portfolio as a whole was 1.0%. Also, at June 30, 2013, approximately 39% and 29% of our home equity loans and lines of credit were secured by properties in Ohio and Florida, respectively. Our 30 days or more delinquency ratios on those loans in Ohio and Florida at June 30, 2013 were both 1.2%. Our 30 or more days delinquency ratio for the home equity loans and lines of credit portfolio as a whole was 1.1%. While we focus our attention on, and are concerned with respect to the resolution of all loan delinquencies, as these ratios illustrate, our highest concern is centered on loans that are secured by properties in Florida. The “Allowance for Loan Losses” portion of the Critical Accounting Policies section provides extensive details regarding our loan portfolio composition, delinquency statistics, our methodology in evaluating our loan loss provisions and the adequacy of our allowance for loan losses. In spite of recent improving credit metrics, as long as unemployment levels remain high, particularly in Ohio and Florida, and Florida housing values remain depressed, due to prior overbuilding and speculation which has resulted in considerable inventory on the market, we expect that we will continue to experience elevated levels of delinquencies and risk of loss.

Our residential Home Today loans are another area of credit risk concern. Although the recorded investment in these     loans totaled $183.5 million at June 30, 2013 and constituted only 2% of our total “held for investment” loan portfolio balance, these loans comprised 21% and 24% of our 90 days or greater delinquencies and our total delinquencies, respectively. At June 30, 2013, approximately 96% and 4% of our residential, Home Today loans were secured by properties in Ohio and Florida, respectively. At June 30, 2013, the percentages of those loans delinquent 30 days or more in Ohio and Florida were 18% and 14%, respectively. The disparity between the portfolio composition ratio and delinquency composition ratio reflects the nature of the Home Today loans. We do not offer, and have not offered, loan products frequently considered to be designed to target sub-prime borrowers containing features such as higher fees or higher rates, negative amortization, or low initial payment features with adjustable interest rates. Our Home Today loans, the majority of which were entered into with borrowers that had credit profiles that would not have otherwise qualified for our loan products due to deficient credit scores, generally contained the same features as loans offered to our non-Home Today borrowers. The overriding objective of our Home Today lending, just as it is with our non-Home Today lending, was to create successful homeowners. We have attempted to manage our Home Today credit risk by requiring that borrowers attend pre- and post-borrowing financial management education and counseling and that the borrowers be referred to us by a sponsoring organization with which we have partnered. Further, to manage the credit aspect of these loans, inasmuch as the majority of these buyers do not have sufficient funds for required down payments, many loans include private mortgage insurance. At June 30, 2013, 50.8% of Home Today loans included private mortgage insurance coverage. From a peak recorded investment of $306.6 million at December 31, 2007, the total recorded investment of the Home Today portfolio has declined to $183.5 million at June 30, 2013. This trend generally reflects the evolving conditions in the mortgage real estate market and the tightening of standards imposed by issuers of private mortgage insurance. As part of our effort to manage credit risk, effective March 27, 2009, the Home Today underwriting guidelines were revised to be substantially the same as our traditional mortgage product. At June 30, 2013, the recorded investment in Home Today loans originated subsequent to March 27, 2009 was $2.3 million. Unless and until lending standards and private mortgage insurance requirements loosen, we expect the Home Today portfolio to continue to decline in balance.
Maintaining Access to Adequate Liquidity and Alternative Funding Sources. For most insured depositories, customer and community confidence are critical to their ability to maintain access to adequate liquidity and to conduct business in an orderly fashion. The Company believes that maintaining high levels of capital is one of the most important factors in nurturing customer and community confidence. Accordingly, we have managed the pace of our growth in a manner that reflects our emphasis on high capital levels. At June 30, 2013, the Association’s ratio of core capital to adjusted tangible assets (a basic industry measure under which 5.00% is deemed to represent a “well capitalized” status) was 14.19%. We expect to continue to remain a well capitalized institution.
In managing its level of liquidity, the Company monitors available funding sources, which include attracting new deposits, borrowing from others, the conversion of assets to cash and the generation of funds through profitable operations. The Company has traditionally relied on retail deposits as its primary means in meeting its funding needs. At June 30, 2013, deposits totaled $8.63 billion, while borrowings totaled $475.1 million and borrowers’ advances and servicing escrows totaled $126.5 million, combined. In evaluating funding sources, we consider many factors, including cost, duration, current availability, expected sustainability, impact on operations and capital levels.
To attract deposits, we offer our customers attractive rates of return on our deposit products. Our deposit products typically offer rates that are highly competitive with the rates on similar products offered by other financial institutions. We intend to continue this practice.
We preserve the availability of alternative funding sources through various mechanisms. First, by maintaining high capital levels, we retain the flexibility to increase our balance sheet size without jeopardizing our capital adequacy. Effectively, this permits us to increase the rates that we offer on our deposit products thereby attracting more potential customers. Second, we pledge available real estate mortgage loans and investment securities with the Federal Home Loan Bank of Cincinnati (“FHLB”) and the Federal Reserve Bank of Cleveland (“Federal Reserve”). At June 30, 2013 these collateral pledge support arrangements provide the ability to immediately borrow an additional $455.7 million from the FHLB of Cincinnati and $191.6 million from the Federal Reserve Discount Window. From the perspective of collateral value securing FHLB of Cincinnati advances, our capacity limit for additional borrowings beyond the immediately available limits at June 30, 2013 was $3.61 billion, subject to satisfaction of the FHLB of Cincinnati common stock ownership requirement. To satisfy the common stock ownership requirement we would have to increase our ownership of FHLB of Cincinnati common stock by an additional $72.2 million. Third, we invest in high quality marketable securities that exhibit limited market price variability, and to the extent that they are not needed as collateral for borrowings, can be sold in the institutional market and converted to cash. At June 30, 2013, our investment securities portfolio totaled $454.5 million. Finally, cash flows from operating activities have been a regular source of funds. During the nine months ended June 30, 2013 and 2012, cash flows from operations totaled $116.6 million and $105.3 million, respectively.

Finally, historically, a portion of the residential first mortgage loans that we originated were considered to be highly liquid as they were eligible for delivery/sale to Fannie Mae. However, due to delivery requirement changes imposed by Fannie Mae, effective July 1, 2010, this no longer represents a viable channel of available liquidity. At June 30, 2013, $4.4 million of agency eligible, long-term, fixed-rate loans were classified as “held for sale”. During the nine months ended June 30, 2013, $57.9 million of agency-compliant HARP II loans were sold and a total of $276.9 million of long-term, fixed-rate and adjustable-rate first mortgage loans were sold to four private investors in separate transactions. No loan sales commitments were outstanding at June 30, 2013. We are in the process of implementing loan origination changes, which upon review and approval by Fannie Mae (expected to be received prior to September 30, 2013), will allow a portion of our future first mortgage loan originations to be eligible for securitization and sale in Fannie Mae mortgage backed security form.
Overall, while customer and community confidence can never be assured, the Company believes that our liquidity is adequate and that we have adequate access to alternative funding sources.
Monitoring and Controlling Operating Expenses. We continue to focus on managing operating expenses. Our annualized ratio of non-interest expense to average assets was 1.59% and 1.51% for the nine months ended June 30, 2013 and 2012, respectfully. As of June 30, 2013, our average assets per full-time employee and our average deposits per full-time employee were $11.0 million and $8.5 million, respectively. We believe that each of these measures compares favorably with the averages for our peer group. Our average deposits held at our branch offices ($221.3 million per branch office as of June 30, 2013) contribute to our expense management efforts by limiting the overhead costs of serving our deposit customers. We will continue our efforts to control operating expenses as we grow our business.
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
Allowance for Loan Losses. We provide for loan losses based on the allowance method. Accordingly, all loan losses are charged to the related allowance and all recoveries are credited to it. Additions to the allowance for loan losses are provided by charges to income based on various factors which, in our judgment, deserve current recognition in estimating probable losses. We regularly review the loan portfolio and make provisions for loan losses in order to maintain the allowance for loan losses in accordance with accounting principles generally accepted in the United States of America. Our allowance for loan losses consists of two components:

(1)
specific allowances established for any impaired loans for which the recorded investment in the loan exceeded the measured value of the collateral (“specific valuation allowances” or “SVAs”) as well as allowances on individually reviewed loans dependent on cash flows, such as performing troubled debt restructurings, and a portion of the allowance on loans individually reviewed that represents further deterioration in the fair value of the collateral not yet identified as uncollectible ("individual valuation allowances" or "IVAs") and

(2)
general valuation allowances (GVAs), which are comprised of quantitative general allowances for loan losses for each loan type based on historical loan loss experience (“quantitative general valuation allowances” or “quantitative GVAs”); and qualitative general allowances, previously described as a market valuation adjustment, which are an adjustment to historical loss experience (quantitative general valuation allowances), maintained to cover uncertainties that affect our estimate of incurred probable losses for each loan type (“qualitative general valuation allowances” or “qualitative GVAs", previously referred to as “market valuation allowances” or “MVAs”).

In an October 2011 directive applicable to institutions subject to its regulation, the OCC required all SVAs on collateral dependent loans maintained by savings institutions to be charged off by March 31, 2012. As permitted, the Company elected to early-adopt this methodology effective for the quarter ended December 31, 2011. Additionally, the OCC issued guidance in July 2012, that required loans where at least one borrower has been discharged of their obligation, in Chapter 7 bankruptcy, be classified as troubled debt restructurings. Also required pursuant to this guidance is the charge-off of performing loans to collateral value and non-accrual classification when all borrowers have had their obligations discharged in Chapter 7 bankruptcy, regardless of how long the loans have been performing. As a result, reported loan charge-offs for the quarter ended December 31, 2011 and the nine months ended June 30, 2012, were impacted by the charge-off of the SVA, which had a balance of $55.5 million at September 30, 2011. This one time charge-off did not impact the provision for loan losses for the quarter ended December 31, 2011 or the nine months ended June 30, 2012; however, reported loan charge-offs during the December 2011 quarter and the nine months ended June 30, 2012 increased and the balance of the allowance for loan losses decreased accordingly. The effect of the $15.8 million Chapter 7-related charge-off recorded in accordance with the requirement of the OCC's July 2012 guidance was recognized during the quarter ended September 30, 2012.

The qualitative GVAs expand our ability to identify and estimate probable losses and are based on our evaluation of the following factors, some of which are consistent with factors that impact the determination of quantitative GVAs. For example, delinquency statistics (both current and historical) are used in developing the quantitative GVAs while the trending of the delinquency statistics is considered and evaluated in the determination of the qualitative GVAs. From a directional perspective, during periods of increasing loan loss experience, qualitative GVAs generally comprise larger portions of the total allowance for loan losses as qualitative GVAs provide a mechanism to extend existing trends and to reflect broader changes that exist within a particular region, product type, demographic, etc. and that may not yet be captured in quantitative GVA measurements. Similarly, qualitative GVAs generally comprise smaller portions of the total allowance for loan losses during periods of improving loan loss experience, or following a period of stable loan loss experience, as quantitative GVA measures become able to more fully capture probable losses. Factors impacting the determination of qualitative GVAs include:

•	changes in lending policies and procedures including underwriting standards, collection, charge-off or recovery practices

•
changes in national, regional, and local economic and business conditions and trends including national, regional and local housing market factors and trends, such as the status of loans in foreclosure, real estate in judgment and real estate owned, and unemployment statistics and trends;

•	changes in the nature and volume of the portfolios including equity lines of credit nearing the end of the draw period;

•	changes in the experience, ability or depth of lending management;

•
changes in the volume or severity of past due loans, volume of nonaccrual loans, or the volume and severity of adversely classified loans including the trending of delinquency statistics (both current and historical), historical loan loss experience and trends, the frequency and magnitude of re-modifications of loans previously the subject of troubled debt restructurings, and uncertainty surrounding borrowers’ ability to recover from temporary hardships for which short-term loan modifications are granted;

•	changes in the quality of the loan review system;

•
changes in the value of the underlying collateral including asset disposition loss statistics (both current and historical) and the trending of those statistics, and additional charge-offs on individually reviewed loans;

•	existence of any concentrations of credit;

•	effect of other external factors such as competition, or legal and regulatory requirements including market conditions and regulatory directives that impact the entire financial services industry.
When loan modifications qualify as troubled debt restructurings and the loans are performing according to the terms of the restructuring, we record an IVA based on the present value of expected future cash flows, which includes a factor for subsequent potential defaults, discounted at the effective interest rate of the original loan contract. Potential defaults are distinguished from re-modifications as borrowers who default are generally not eligible for re-modification. At June 30, 2013, the balance of such individual valuation allowances was $17.0 million. In instances when loans require re-modification, additional valuation allowances may be required. The new valuation allowance on a re-modified loan is calculated based on the present value of the expected cash flows, discounted at the effective interest rate of the original loan contract, considering the new terms of the modification agreement. Due to the immaterial amount of this exposure to date, we continue to capture this exposure as a component of our qualitative GVA evaluation. The significance of this exposure will be monitored and if warranted, we will enhance our loan loss methodology to include a new default factor (developed to reflect the estimated impact to the balance of the allowance for loan losses that will occur as a result of future re-modifications) that will be assessed against all loans reviewed collectively. If new default factors are implemented, the qualitative GVA methodology will be adjusted to preclude duplicative loss consideration.
We evaluate the allowance for loan losses based upon the combined total of the quantitative and qualitative GVAs. Generally, when the loan portfolio increases, absent other factors, the allowance for loan loss methodology results in a higher dollar amount of estimated probable losses than would be the case without the increase. Generally, when the loan portfolio decreases, absent other factors, the allowance for loan loss methodology results in a lower dollar amount of estimated probable losses than would be the case without the decrease.
Home equity loans and equity lines of credit generally have higher credit risk than traditional residential mortgage loans. These loans and lines are usually in a second lien position and when combined with the first mortgage, result in generally higher overall loan-to-value ratios. In a stressed housing market with high delinquencies and eroded housing prices, as arose beginning in 2008, these higher loan-to-value ratios represent a greater risk of loss to the Company. A borrower with more equity in the property has more of a vested interest in keeping the loan current compared to a borrower with little or no equity in the property. In light of the past weakness in the housing market, the current level of delinquencies and the current uncertainty with respect to future employment levels and economic prospects, we currently conduct an expanded loan level evaluation of our home equity loans and lines of credit, including bridge loans, which are delinquent 90 days or more. This expanded evaluation is in addition to our traditional evaluation procedures. Our home equity loans and lines of credit portfolio continues to comprise the largest portion of our net charge-offs, although the level of home equity loans and lines of credit charge-offs has receded over the last year from levels previously experienced. At June 30, 2013, we had a recorded investment of $1.93 billion in home equity loans and equity lines of credit outstanding, 0.7% of which were 90 days or more past due.
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

	June 30, 2013		March 31, 2013		September 30, 2012		June 30, 2012
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential non-Home Today
Ohio	$5,900,492		$5,878,226		$6,088,264		$5,979,015
Florida	1,423,204		1,370,364		1,396,612		1,382,702
Other	600,514		494,892		458,289		385,824
Total Residential non-Home Today	7,924,210	78.5%	7,743,482	77.6%	7,943,165	76.5%	7,747,541	75.3%
Residential Home Today
Ohio	178,238		184,613		199,456		212,287
Florida	7,982		8,215		8,540		8,805
Other	323		326		329		331
Total Residential Home Today	186,543	1.8	193,154	1.9	208,325	2.0	221,423	2.2
Home equity loans and lines of credit (1)
Ohio	743,628		773,104		838,492		871,047
Florida	562,441		585,951		628,554		648,441
California	235,191		242,514		256,900		270,128
Other	385,223		400,251		431,550		449,398
Total Home equity loans and lines of credit	1,926,483	19.1	2,001,820	20.0	2,155,496	20.8	2,239,014	21.8
Total Construction	60,630	0.6	54,728	0.5	69,152	0.7	66,262	0.6
Consumer and other loans	4,276	—	4,276	—	4,612	—	4,908	0.1
Total loans receivable	10,102,142	100.0%	9,997,460	100.0%	10,380,750	100.0%	10,279,148	100.0%
Deferred loan fees, net	(14,810)		(17,241)		(18,561)		(17,634)
Loans in process	(33,559)		(27,748)		(36,736)		(33,823)
Allowance for loan losses	(96,524)		(101,217)		(100,464)		(107,374)
Total loans receivable, net	$9,957,249		$9,851,254		$10,224,989		$10,120,317
_________________

(1)	Includes bridge loans (loans where borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).

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

	June 30, 2013			March 31, 2013
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential non-Home Today	$33,319	34.5%	78.5%	$34,172	33.8%	77.6%
Residential Home Today	26,646	27.6	1.8	27,743	27.4	1.9
Home equity loans and lines of credit (1)	36,385	37.7	19.1	38,968	38.5	20.0
Construction	174	0.2	0.6	334	0.3	0.5
Consumer and other loans	—	—	—	—	—	—
Total allowance	$96,524	100.0%	100.0%	$101,217	100.0%	100.0%

	September 30, 2012			June 30, 2012
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)			(Dollars in thousands)
Real estate loans:
Residential non-Home Today	$31,618	31.5%	76.5%	$34,063	31.7%	75.3%
Residential Home Today	22,588	22.5	2.0	22,618	21.1	2.2
Home equity loans and lines of credit (1)	45,508	45.3	20.8	49,947	46.5	21.8
Construction	750	0.7	0.7	746	0.7	0.6
Consumer and other loans	—	—	—	—	—	0.1
Total allowance	$100,464	100.0%	100.0%	$107,374	100.0%	100.0%

(1)	Includes bridge loans (loans in which borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).

During the three months ended June 30, 2013, the total allowance for loan losses decreased $4.7 million, to $96.5 million from $101.2 million at March 31, 2013, as we recorded a $5.0 million provision for loan losses, which was less than the actual net charge-offs of $9.7 million for the quarter. The decrease in the balance of the allowance for loan losses during the quarter ended June 30, 2013 was comprised of a $0.3 million decrease in the allowance related to loans evaluated individually and a $4.4 million decrease in the allowance related to loans evaluated collectively. Refer to the "activity in the allowance for loan losses" and "analysis of the allowance for loan losses" tables in Note 4 of the Notes to the Unaudited Interim Consolidated Financial Statements for more information. Other than the less significant construction/consumer/other loans segments, changes during the three months ended June 30, 2013 in the balances of the GVAs for the loans evaluated collectively related to the significant loan segments are described as follows:

•
Residential non-Home Today – The total balance of this segment of the loan portfolio increased 2.4% or $182.7 million while the total allowance for loan losses for this segment decreased 2.5% or $0.9 million. The portion of this loan segment’s allowance for loan losses that was determined by evaluating groups of loans collectively (i.e. those loans that were not individually evaluated), decreased $0.9 million, or 3.5%, from $26.7 million at March 31, 2013 to $25.8 million at June 30, 2013. The ratio of this portion of the allowance for loan losses to the total balance of loans in this loan segment that were evaluated collectively, decreased to 0.33% for June 30, 2013 from 0.35% at March 31, 2013. Total delinquencies decreased 5.0% to $81.3 million at June 30, 2013 from $85.5 million at March 31, 2013. Loans 90 or more days delinquent decreased 7.8% to $63.2 million at June 30, 2013 from $68.5 million at March 31, 2013. The credit profile of this portfolio segment improved in total during the quarter due to the addition of high credit quality, residential first mortgage loans, while net charge-offs were less at $3.7 million as compared to $5.0 million during the quarter ended March 31, 2013. As there continues to be a consistent improving trend in this portfolio, reductions in the allowance are warranted.

•
Residential Home Today – The total balance of this segment of the loan portfolio decreased 3.4% or $6.5 million as new originations have effectively stopped since the imposition of more restrictive lending requirements in 2009. The total allowance for loan losses for this segment decreased $1.1 million or 4.0%. The portion of this loan segment’s allowance for loan losses that was determined by evaluating groups of loans collectively (i.e. those loans that were not individually evaluated), decreased by 5.8% from $19.2 million at March 31, 2013 to $18.1 million at June 30, 2013. Similarly, the ratio of this portion of the allowance to the total balance of loans in this loan segment that were evaluated collectively, decreased 0.5% to 18.1% at June 30, 2013 from 18.6% at March 31, 2013. Total delinquencies decreased from $33.7 million at March 31, 2013 to $32.6 million at June 30, 2013. Delinquencies greater than 90 days decreased from $23.3 million to $20.2 million during the same period. The credit profile of this portfolio segment in total improved during the quarter and net charge-offs were less at $1.9 million during the quarter ended June 30, 2013 from $3.8 million during the quarter ended March 31, 2013. As there continues to be a consistent improving trend in this portfolio, reductions in the allowance are warranted.

•
Home Equity Loans and Lines of Credit - The total balance of this segment of the loan portfolio decreased 3.8% or $75.8 million from $2.01 billion at March 31, 2013 to $1.93 billion at June 30, 2013. The total allowance for loan losses for this segment decreased 6.6% to $36.4 million from $39.0 million at March 31, 2013. The portion of this loan segment's allowance for loan losses that was determined by evaluating groups of loans collectively (i.e. those loans that were not individually evaluated) decreased by $2.2 million, or 5.8%, from $37.4 million to $35.2 million during the quarter ended June 30, 2013. The ratio of this portion of the allowance to the total balance of loans in this loan segment that were evaluated collectively also decreased to 1.85% at June 30, 2013 from 1.89% at March 31, 2013. Continual improvement in the credit profile of this loan segment over more than a year warrants the decrease in reserves. Net charge-offs for this loan segment during the current quarter were less at $4.0 million as compared to $5.2 million at March 31, 2013. Total delinquencies for this portfolio segment decreased 13.7% to $22.0 million at June 30, 2013 as compared to $25.4 million at March 31, 2013. Delinquencies greater than 90 days decreased 11.3% to $13.1 million at June 30, 2013 from $14.8 million at March 31, 2013. As there continues to be a consistent improving trend in this portfolio, reductions in the allowance are warranted.

Loan losses on home equity loans and lines of credit continue to comprise the majority of our losses and are expected to continue to do so for the foreseeable future, until non-performing loan balances begin to decrease by more than the charge-offs.
The following table sets forth activity in our allowance for loan losses for the periods indicated. As described previously, charge-offs during the nine months ended June 30, 2012 were impacted by the charge-off of the SVA, which was $55.5 million at September 30, 2011, as a result of our adoption of the OCC requirement to charge off all SVAs. This one time charge-off did not impact the provision for loan losses for the nine months ended June 30, 2012; however, reported loan charge-offs during the nine-month period ended June 30, 2012 increased and the balance of the allowance for loan losses as of June 30, 2012 decreased accordingly.

	As of and For the Three Months Ended June 30,		As of and For the Nine Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Allowance balance (beginning of the period)	$101,217	$101,296	$100,464	$156,978
Charge-offs:
Real estate loans:
Residential non-Home Today
Ohio	2,702	4,607	8,849	18,271
Florida	1,557	4,686	5,299	26,077
Other	45	108	55	217
Total Residential non-Home Today	4,304	9,401	14,203	44,565
Residential Home Today
Ohio	2,204	4,938	9,337	33,205
Florida	128	250	368	1,691
Total Residential Home Today	2,332	5,188	9,705	34,896
Home equity loans and lines of credit (1)
Ohio	1,073	1,971	3,299	8,190
Florida	3,996	6,082	11,443	23,056
California	405	527	2,355	2,828
Other	345	2,614	1,700	10,693
Total Home equity loans and lines of credit	5,819	11,194	18,797	44,767
Construction	68	76	121	1,268
Consumer and other loans	—	—	—	—
Total charge-offs	12,523	25,859	42,826	125,496
Recoveries:
Real estate loans:
Residential non-Home Today	609	265	1,201	607
Residential Home Today	444	10	596	94
Home equity loans and lines of credit (1)	1,774	662	4,026	2,188
Construction	3	—	63	3
Consumer and other loans	—	—		—
Total recoveries	2,830	937	5,886	2,892
Net charge-offs	(9,693)	(24,922)	(36,940)	(122,604)
Provision for loan losses	5,000	31,000	33,000	73,000
Allowance balance (end of the period)	$96,524	$107,374	$96,524	$107,374
Ratios:
Net charge-offs (annualized) to average loans outstanding	0.38%	0.96%	0.48%	1.60%
Allowance for loan losses to non-performing loans at end of the period	99.77%	83.60%	99.77%	83.60%
Allowance for loan losses to the total recorded investment in loans at end of the period	0.96%	1.05%	0.96%	1.05%
_________________

(1)	Includes bridge loans (loans in which borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).

The decrease in net charge-offs, to $36.9 million during the nine months ended June 30, 2013 from $122.6 million during the nine months ended June 30, 2012, was largely attributable to the elimination of SVAs and partially, as a result of improving credit quality. The following table separates the charge-offs during the nine months ended June 30, 2012 between the elimination of specific valuation allowances and other charge-offs during the period and compares the information with charge-offs during the nine months ended June 30, 2013.

	Charge-offs As of and For the Nine Months Ended
	June 30, 2013	June 30, 2012
	Total	Other	SVA (1)	Total
	(In thousands)
Charge-offs:
Real estate loans:
Residential non-Home Today
Ohio	$8,849	$12,002	$6,269	$18,271
Florida	5,299	9,854	16,223	26,077
Other	55	217	—	217
Total	14,203	22,073	22,492	44,565
Residential Home Today
Ohio	9,337	16,163	17,042	33,205
Florida	368	520	1,171	1,691
Total	9,705	16,683	18,213	34,896
Home equity loans and lines of credit (2)
Ohio	3,299	5,061	3,129	8,190
Florida	11,443	15,717	7,339	23,056
California	2,355	1,813	1,015	2,828
Other	1,700	8,489	2,204	10,693
Total	18,797	31,080	13,687	44,767
Construction	121	153	1,115	1,268
Consumer and other loans	—	—	—	—
Total charge-offs	42,826	69,989	55,507	125,496
Recoveries	(5,886)	(2,892)	—	(2,892)
Net charge-offs	$36,940	$67,097	$55,507	$122,604
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
Net charge-offs during the nine months ended June 30, 2013 decreased $30.2 million to $36.9 million as compared to non-SVA net charge-offs of $67.1 million during the nine months ended June 30, 2012 which was generally consistent with the improvements that have been experienced in the balances and ratios of loan delinquencies.
We continue to evaluate loans becoming delinquent for potential losses and record provisions for our estimate of those losses. We expect a moderate level of charge-offs to continue as the delinquent loans are resolved in the future and uncollected balances are charged against the allowance.

The following tables set forth the number and recorded investment in loan delinquencies by type, segregated by geographic location and severity of delinquency at the dates indicated. The majority of our small construction portfolio are loans on properties located in Ohio and there were no delinquencies in the consumer loan portfolio; therefore, neither was segregated.

	Loans Delinquent for				Total
	30-89 Days		90 Days or More
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
June 30, 2013
Real estate loans:
Residential non-Home Today
Ohio	143	$14,872	367	$34,930	510	$49,802
Florida	20	3,019	226	27,703	246	30,722
Kentucky	1	164	3	583	4	747
Total Residential non-Home Today	164	18,055	596	63,216	760	81,271
Residential Home Today
Ohio	176	11,937	410	19,538	586	31,475
Florida	7	430	17	684	24	1,114
Total Residential Home Today	183	12,367	427	20,222	610	32,589
Home equity loans and lines of credit (1)
Ohio	138	4,262	157	4,807	295	9,069
Florida	45	2,093	87	4,815	132	6,908
California	7	809	17	1,314	24	2,123
Other	44	1,686	172	2,171	216	3,857
Total Home equity loans and lines of credit	234	8,850	433	13,107	667	21,957
Construction	2	143	3	198	5	341
Consumer loans	—	—	—	—	—	—
Total	583	$39,415	1,459	$96,743	2,042	$136,158

	Loans Delinquent for				Total
	30-89 Days		90 Days or More
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
March 31, 2013
Real estate loans:
Residential non-Home Today
Ohio	130	$12,168	397	$40,999	527	$53,167
Florida	24	4,014	225	26,965	249	30,979
Other	3	823	3	575	6	1,398
Total Residential non-Home Today	157	17,005	625	68,539	782	85,544
Residential Home Today
Ohio	151	10,376	452	22,271	603	32,647
Florida	1	82	21	980	22	1,062
Total Residential Home Today	152	10,458	473	23,251	625	33,709
Home equity loans and lines of credit (1)
Ohio	119	3,790	158	5,121	277	8,911
Florida	62	4,560	90	5,433	152	9,993
California	6	486	18	1,347	24	1,833
Other	56	1,833	119	2,877	175	4,710
Total Home equity loans and lines of credit	243	10,669	385	14,778	628	25,447
Construction	—	—	4	220	4	220
Consumer and other loans	—	—	—	—	—	—
Total	552	$38,132	1,487	$106,788	2,039	$144,920

	Loans Delinquent for				Total
	30-89 Days		90 Days or More
	Number	Amount	Number	Amount	Number	Amount
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
	(Dollars in thousands)
June 30, 2012
Real estate loans:
Residential non-Home Today
Ohio	160	$16,048	441	$46,940	601	$62,988
Florida	30	4,732	274	33,689	304	38,421
Kentucky	3	650	2	69	5	719
Total Residential non-Home Today	193	21,430	717	80,698	910	102,128
Residential Home Today
Ohio	185	13,726	542	29,969	727	43,695
Florida	1	115	27	1,152	28	1,267
Total Residential Home Today	186	13,841	569	31,121	755	44,962
Home equity loans and lines of credit (1)
Ohio	141	4,899	137	5,297	278	10,196
Florida	57	4,493	101	6,646	158	11,139
California	16	1,713	20	1,658	36	3,371
Other	24	1,713	46	2,637	70	4,350
Total Home equity loans and lines of credit	238	12,818	304	16,238	542	29,056
Construction	1	20	7	381	8	401
Consumer and other loans	—	—	—	—	—	—
Total	618	$48,109	1,597	$128,438	2,215	$176,547
_________________

(1)	Includes bridge loans (loans in which borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).
Loans delinquent 90 days or more decreased 0.1% to 1.0% of total net loans at June 30, 2013 from March 31, 2013; decreased 0.2% from September 30, 2012; and decreased 0.3% from 1.3% at June 30, 2012. Loans delinquent 30 to 89 days remained constant at 0.4% of total net loans at June 30, 2013 and March 31, 2013, and decreased 0.1% from 0.5% at each of September 30, 2012 and June 30, 2012. During the last several years, the inability of borrowers to repay their loans has been primarily a result of high unemployment and uncertain economic prospects in our primary lending markets. Although regional employment levels have improved, the breadth and sustainability of the economic recovery remains tenuous and accordingly, we expect some borrowers who are current on their loans at June 30, 2013 to experience payment problems in the future. The excess number of housing units available for sale in certain segments of the market today also may limit a borrower’s ability to sell a home he or she can no longer afford. In many Florida areas, housing values continue to remain depressed due to prior rapid building and speculation, which has resulted in considerable inventory on the market and may limit a borrower’s ability to sell a home. As a result, we expect the overall level of loans delinquent 90 days or more will remain at elevated levels in the future.

The following table sets forth the recorded investments and categories of our non-performing assets and troubled debt restructurings at the dates indicated.

	June 30, 2013	March 31, 2013	September 30, 2012	June 30, 2012
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
Residential non-Home Today	$94,252	$98,268	$105,780	$88,091
Residential Home Today	34,923	37,125	41,087	40,276
Home equity loans and lines of credit (1)(3)	29,559	30,386	35,316	25,255
Construction	198	220	377	381
Consumer and other loans	—	—	—	—
Total non-accrual loans (2)(4)(5)	158,932	165,999	182,560	154,003
Real estate owned	20,354	19,868	19,647	19,692
Other non-performing assets	—	—	—	—
Total non-performing assets	$179,286	$185,867	$202,207	$173,695
Ratios:
Total non-accrual loans to total loans	1.58%	1.67%	1.77%	1.51%
Total non-accrual loans to total assets	1.43%	1.49%	1.58%	1.34%
Total non-performing assets to total assets	1.61%	1.67%	1.76%	1.51%
Troubled debt restructurings: (not included in non-accrual loans above)
Real estate loans:
Residential non-Home Today	$64,670	$65,805	$66,988	$57,879
Residential Home Today	49,782	51,916	57,168	61,569
Home equity loans and lines of credit (1)	6,452	6,348	9,761	2,244
Construction	322	601	613	640
Consumer and other loans	—	—	—	—
Total (6)	$121,226	$124,670	$134,530	$122,332
_________________

(1)	Includes bridge loans (loans in which borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).

(2)
Totals at June 30, 2013, March 31, 2013, September 30, 2012 and June 30, 2012, include $47.9 million, $47.0 million, $47.7 million and $12.1 million, respectively, in troubled debt restructurings, which are less than 90 days past due but included with nonaccrual loans for a minimum period of six months from the restructuring date due to their non-accrual status prior to restructuring, because they have been partially charged off, or because all borrowers have been discharged of their obligation through a Chapter 7 bankruptcy (see note 5 below).

(3)
The totals at June 30, 2013, March 31, 2013, September 30, 2012 and June 30, 2012 include $5.3 million, $4.9 million, $8.8 million, and $8.9 million, respectively, of performing home equity lines of credit included in nonaccrual, pursuant to regulatory guidance regarding senior lien delinquency issued in January 2012.

(4)
Includes $33.5 million, $35.7 million, $39.1 million and $20.1 million in troubled debt restructurings that are 90 days or more past due at June 30, 2013, March 31, 2013, September 30, 2012 and June 30, 2012, respectively.

(5)
At June 30, 2013, March 31, 2013 and September 30, 2012, the recorded investment of troubled debt restructurings in non-accrual status includes $30.4 million, $30.9 million and $30.6 million of performing loans in Chapter 7 bankruptcy status where all borrowers have been discharged of their obligation per the OCC Bank Accounting Advisory Series ("BAAS") interpretive guidance issued in July 2012.

(6)
At June 30, 2013, March 31, 2013 and September 30, 2012, $15.0 million, $15.1 million and $20.5 million of accruing, performing loans in Chapter 7 bankruptcy status, where at least one borrower has been discharged of their obligation, are reported as troubled debt restructurings per the OCC BAAS interpretive guidance issued in July 2012.

The gross interest income that would have been recorded during the nine months ended June 30, 2013 on non-accrual loans if they had been accruing during the entire period and troubled debt restructurings if they had been current and performing in accordance with their original terms during the entire period was $11.3 million. The interest income recognized on those loans included in net income for the nine months ended June 30, 2013 was $5.7 million.

At June 30, 2013, March 31, 2013, September 30, 2012 and June 30, 2012, respectively, the recorded investment of impaired loans included $128.8 million, $131.2 million, $137.3 million and $126.9 million of accruing loans of which $121.2 million, $124.7 million, $134.5 million and $122.3 million were troubled debt restructurings and $7.6 million, $6.6 million, $2.8 million and $4.6 million are loans that were returned to accrual status when contractual payments were less than 90 days past due and continue to be individually evaluated for impairment until they are less than 30 days past due and do not have a prior charge-off. Loans in all portfolios that have a partial charge-off due to meeting the criteria for individual impairment evaluation will continue to be individually evaluated for impairment until, at a minimum, the impairment has been recovered. At June 30, 2013, March 31, 2013, September 30, 2012 and June 30, 2012, respectively, the recorded investment of non-accrual loans included $17.8 million, $20.4 million, $21.0 million, and $16.9 million of loans that were not included in the recorded investment of impaired loans because they were included in loans collectively evaluated for impairment.
In response to the economic challenges facing many borrowers, the Association continues to modify loans, resulting in $202.7 million of total troubled debt restructurings (accrual and non-accrual) recorded at June 30, 2013. There was a $18.7 million decrease in the recorded investment of troubled debt restructured loans from September 30, 2012 and a $48.1 million increase in the aggregate balance from June 30, 2012 due primarily to the inclusion of Chapter 7 discharged bankruptcies in total troubled debt restructurings. Of the $202.7 million of troubled debt restructurings at June 30, 2013, $110.8 million was in the residential, non-Home Today portfolio and $72.6 million was in the Home Today portfolio.
Debt restructuring is a method increasingly being used to help families keep their homes and preserve our neighborhoods. This involves making changes to the borrowers’ loan terms through interest rate reductions, either for a specific period or for the remaining term of the loan; term extensions, including beyond that provided in the original agreement; principal forgiveness; capitalization of delinquent payments in special situations; or some combination of the above. These loans are measured for impairment based on the present value of expected future cash flows discounted at the effective interest rate of the original loan contract. Expected future cash flows include a discount factor representing a potential for default. Any shortfall is recorded as an individually evaluated valuation allowance as part of the allowance for loan losses. We evaluate these loans using the expected future cash flows because we expect the borrower, not liquidation of the collateral, to be the source of repayment for the loan. A loan modified as a troubled debt restructuring is reported as a troubled debt restructuring for a minimum of one year. After one year, a loan will not be included in the balance of troubled debt restructurings if the loan was modified to yield a market rate for loans of similar credit risk at the time of restructuring and the loan is not impaired based on the terms of the restructuring agreement. No loans were removed from total troubled debt restructurings during the nine months ended June 30, 2013.

The following table sets forth the recorded investment in accrual and non-accrual troubled debt restructured loans, by the types of concessions granted as of June 30, 2013.

	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Modifications	Bankruptcy	Total
	(In thousands)
Accrual
Residential non-Home Today	$14,118	$1,489	$10,871	$17,979	$10,376	$9,837	$64,670
Residential Home Today	11,539	93	6,792	16,297	14,324	737	49,782
Home equity loans and lines of credit	84	673	758	181	332	4,424	6,452
Construction	—	322	—	—	—	—	322
Total	$25,741	$2,577	$18,421	$34,457	$25,032	$14,998	$121,226
Non-Accrual, Performing
Residential non-Home Today	$730	$308	$492	$2,269	$5,220	$17,288	$26,307
Residential Home Today	2,927	28	1,639	736	3,216	3,077	11,623
Home equity loans and lines of credit	—	—	—	—	31	9,985	10,016
Construction	—	—	—	—	—	—	—
Total	$3,657	$336	$2,131	$3,005	$8,467	$30,350	$47,946
Non-Accrual, Non-Performing
Residential non-Home Today	$3,030	$618	$2,139	$1,285	$1,822	$10,935	$19,829
Residential Home Today	2,574	155	2,305	2,300	2,434	1,443	11,211
Home equity loans and lines of credit	—	—	71	—	112	2,274	2,457
Construction	—	—	—	—	—	—	—
Total	$5,604	$773	$4,515	$3,585	$4,368	$14,652	$33,497
Total Troubled Debt Restructurings
Residential non-Home Today	$17,878	$2,415	$13,502	$21,533	$17,418	$38,060	$110,806
Residential Home Today	17,040	276	10,736	19,333	19,974	5,257	72,616
Home equity loans and lines of credit	84	673	829	181	475	16,683	18,925
Construction	—	322	—	—	—	—	322
Total	$35,002	$3,686	$25,067	$41,047	$37,867	$60,000	$202,669
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
Since August 2008, 45.3% of loans modified through the Association's restructuring program are for borrowers who are current on their loans but who request a modification due to a recent or impending event that has caused or will cause a temporary financial strain and who receive concessions that would otherwise not be considered.

The recorded investment of troubled debt restructured loans in accrual status as of June 30, 2013 is set forth in the following table as having a modification agreement date less than one year old or greater than or equal to one year old.

	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Modifications	Bankruptcy	Total
	(Dollars in thousands)
Accruing Modifications Less Than One Year Old
Residential non-Home Today	$3,261	$—	$305	$4,805	$3,291	$1,318	$12,980
Residential Home Today	94	—	—	370	6,644	74	7,182
Home equity loans and lines of credit	34	100	—	19	7	982	1,142
Construction	—	—	—	—	—	—	—
Total	$3,389	$100	$305	$5,194	$9,942	$2,374	$21,304
Accruing Modifications Greater Than or Equal to One Year Old
Residential non-Home Today	$10,857	$1,489	$10,566	$13,174	$7,085	$8,519	$51,690
Residential Home Today	11,445	93	6,792	15,927	7,680	663	42,600
Home equity loans and lines of credit	50	573	758	162	325	3,442	5,310
Construction	—	322	—	—	—	—	322
Total	$22,352	$2,477	$18,116	$29,263	$15,090	$12,624	$99,922
On June 30, 2013 the unpaid principal balance of our home equity loans and lines of credit portfolio consisted of $166.7 million in home equity loans (which included $126.2 million of home equity lines of credit which are in the amortization period and no longer eligible to be drawn upon), $1.5 million in bridge loans and $1.8 billion in home equity lines of credit. The following table sets forth credit exposure, principal balance, percent delinquent 90 days or more, the mean combined loan-to-value (“CLTV”) percent at the time of origination and the current mean CLTV percent of our home equity loans, home equity lines of credit and bridge loan portfolio as of June 30, 2013. Home equity lines of credit in the draw period are reported according to geographic distribution.

	Credit Exposure	Principal Balance	Percent Delinquent 90 days or More	Mean CLTV Percent at Origination (2)	Current Mean CLTV Percent (3)
	(Dollars in thousands)
Home equity lines of credit in draw period (by state)
Ohio	$1,324,156	$650,227	0.46%	61%	73%
Florida	756,659	547,167	0.80%	63%	99%
California	306,226	222,445	0.29%	68%	84%
Other (1)	555,189	338,401	0.26%	63%	75%
Total home equity lines of credit in draw period	2,942,230	1,758,240	0.51%	62%	80%
Home equity lines in repayment, home equity loans and bridge loans	168,243	168,243	2.49%	67%	65%
Total	$3,110,473	$1,926,483	0.68%	62%	79%
_________________

(1)	No individual state has a credit exposure or drawn balance greater than 5% of the total.

(2)	Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.

(3)
Current Mean CLTV is based on best available first mortgage and property values as of June 30, 2013. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.

At June 30, 2013, 42.5% of our home equity lending portfolio was either in first lien position (24.8%) or was in a subordinate (second) lien position behind a first lien that we held (7.0%) or behind a first lien that was held by a loan that we serviced for others (10.7%). In addition, at June 30, 2013, 18.5% of our home equity line of credit portfolio in the draw period was making only the minimum payment on their outstanding line balance.

The following table sets forth credit exposure, principal balance, percent delinquent 90 days or more, the mean CLTV percent at the time of origination and the current mean CLTV percent of our home equity loans, home equity lines of credit and bridge loan portfolio as of June 30, 2013. Home equity lines of credit in the draw period are by the year originated:

	Credit Exposure	Principal Balance	Percent Delinquent 90 days or More	Mean CLTV Percent at Origination (1)	Current Mean CLTV Percent (2)
	(Dollars in thousands)
Home equity lines of credit in draw period
2003 and prior	$659,160	$337,616	0.43%	56%	70%
2004	161,859	91,117	1.01%	67%	80%
2005	112,716	68,494	1.34%	67%	87%
2006	268,151	174,893	0.65%	66%	95%
2007	416,558	295,023	0.69%	67%	96%
2008	867,867	567,641	0.41%	64%	80%
2009	363,293	184,903	0.05%	55%	67%
2010	31,925	13,846	—%	58%	66%
2011(3)	231	140	—%	39%	67%
2012	30,276	13,724	—%	52%	56%
2013	30,194	10,843	—%	59%	59%
Total home equity lines of credit in draw period	2,942,230	1,758,240	0.51%	62%	80%
Home equity lines in repayment, home equity loans and bridge loans	168,243	168,243	2.49%	67%	65%
Total	$3,110,473	$1,926,483	0.68%	62%	79%
_________________

(1)	Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.

(2)
Current Mean CLTV is based on best available first mortgage and property values as of June 30, 2013. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.

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
The following table sets forth the breakdown of current mean CLTV percentages for our home equity lines of credit in the draw period as of June 30, 2013.

	Credit Exposure	Principal Balance	Percent of Total	Percent Delinquent 90 days or More	Mean CLTV Percent at Origination	Current Mean CLTV Percent
	(Dollars in thousands)
Home equity lines of credit in draw period (by current mean CLTV)
< 80%	$1,473,361	$720,797	41.0%	0.75%	51%	53%
80 - 89.9%	347,378	207,686	11.8%	0.68%	72%	85%
90 - 100%	267,060	177,807	10.1%	0.38%	74%	95%
> 100%	662,405	536,791	30.5%	0.26%	76%	134%
Unknown	192,026	115,159	6.6%	0.04%	62%	(1)
	$2,942,230	$1,758,240	100.0%	0.51%	62%	80%
_________________

(1)	Market data necessary for stratification is not readily available.

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
The amount and timing of mortgage servicing rights amortization is adjusted monthly based on actual results. In addition, on a quarterly basis, we perform a valuation review of mortgage servicing rights for potential decreases in value. This quarterly valuation review entails applying current assumptions to the portfolio classified by interest rates and, secondarily, by prepayment characteristics. At June 30, 2013, the capitalized value of our right to service $3.16 billion of loans (with a related servicing asset) for others was $15.3 million, or 0.48% of the serviced loan portfolio and was based on an estimated weighted-average life of 4.0 years. Activity in mortgage servicing rights asset is summarized as follows:

	Three Months Ended
	June 30, 2013			June 30, 2012
	Mortgage Servicing Asset	Valuation Allowance	Net	Mortgage Servicing Asset	Valuation Allowance	Net
	(Dollars in thousands)
Balance - beginning of period	$16,390	$—	$16,390	$23,879	$—	$23,879
Additions from loan securitizations/sales	447		447	—		—
Amortization	(1,565)		(1,565)	(2,074)		(2,074)
Net change in valuation allowance		—	—		—	—
Balance - end of period	$15,272	—	$15,272	$21,805	—	$21,805
Fair value of capitalized amounts			$19,246			$27,206

	Nine Months Ended
	June 30, 2013			June 30, 2012
	Mortgage Servicing Asset	Valuation Allowance	Net	Mortgage Servicing Asset	Valuation Allowance	Net
	(Dollars in thousands)
Balance - beginning of period	$19,613	$—	$19,613	$28,919	$—	$28,919
Additions from loan securitizations/sales	1,006		1,006	—		—
Amortization	(5,347)		(5,347)	(7,114)		(7,114)
Net change in valuation allowance		—	—		—	—
Balance - end of period	$15,272	$—	$15,272	$21,805	$—	$21,805
Fair value of capitalized amounts			$19,246			$27,206

At June 30, 2013, substantially all of the approximately 33 thousand loans serviced for Fannie Mae and others were performing in accordance with their contractual terms and management believes that it has no material repurchase obligations associated with these loans. The following tables summarize our repurchases and loss reimbursements to investors, charges related to default servicing non-compliance and compensatory fees incurred during the indicated periods. All transactions were related to loans serviced for Fannie Mae. There were no material repurchase or loss reimbursement requests outstanding at June 30, 2013, but an accrual for $4.2 million has been established for probable losses.

	Three Months Ended
	June 30, 2013			June 30, 2012
	Number of Loans	Balance	Losses or Charges Incurred	Number of Loans	Balance	Losses or Charges Incurred
	(Dollars in thousands)
Repurchased loans:
Non-recourse, non-performing loans(1)	5	$999	$11	3	$830	$98
Recourse, non-performing loans(2)	—	—	—	1	43	—
Non-recourse, performing loans(3)	—	—	—	—	—	—
Post-disposition file reviews(4)	3	—	198	4	—	296
Compensatory fees related to default servicing(5)	—	—	175	—	—	—
	8	$999	$384	8	$873	$394

	Nine Months Ended
	June 30, 2013			June 30, 2012
	Number of Loans	Balance	Losses or Charges Incurred	Number of Loans	Balance	Losses or Charges Incurred
	(Dollars in thousands)
Repurchased loans:
Non-recourse, non-performing loans(1)	6	$1,137	$18	15	$3,177	$485
Recourse, non-performing loans(2)	—	—	—	3	86	—
Non-recourse, performing loans(3)	5	780	—	—	—	—
Post-disposition file reviews(4)	16	—	1,165	12	—	897
Compensatory fees related to default servicing(5)	—	—	385	—	—	92
	27	$1,917	$1,568	30	$3,263	$1,474
_________________

(1)	Repurchase of non-recourse, non-performing loans was attributed to underwriting (primarily debt-to-income ratio) and/or servicing non-compliance.

(2)
At June 30, 2013 the Association serviced 165 loans with a principal balance of $5.6 million for Fannie Mae that were subject to recourse. Of these, six loans with principal balances that totaled $158 thousand were delinquent 30 days or more. All other loans serviced for others were sold without recourse.

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

We also assess the likelihood that tax positions resulting in material tax benefits would be upheld upon examination of a tax authority. At June 30, 2013, we considered all current tax positions more likely than not to be realized upon examination and we have not recorded any tax liabilities for uncertain tax positions.
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

Comparison of Financial Condition at June 30, 2013 and September 30, 2012
Total assets decreased $381.6 million, or 3%, to $11.14 billion at June 30, 2013 from $11.52 billion at September 30, 2012. This decrease was mainly the result of a decrease in the balance of our loans held for investment and loans held for sale portfolios combined with a decrease in cash and cash equivalents partially offset by an increase in investment securities.
Cash and cash equivalents decreased $11.3 million, or 4%, to $297.0 million at June 30, 2013 from $308.3 million at September 30, 2012, as our most liquid assets have been reinvested into investment securities and have been used to fund reductions in the balances of deposits and borrowings.
Investment securities increased $33.1 million, or 8%, to $454.5 million at June 30, 2013 from $421.4 million at September 30, 2012. Investment securities increased, as $206.0 million in purchases exceeded $161.7 million in principal paydowns and $5.3 million of net acquisition premium amortization that occurred in the mortgage-backed securities portfolio during the nine months ended June 30, 2013. There were no sales of investment securities during the nine months ended June 30, 2013.
Mortgage loans held for sale decreased $120.1 million, or 96%, to $4.4 million at June 30, 2013 from $124.5 million at September 30, 2012. During the nine months ended June 30, 2013, loan sales of $334.7 million were completed, consisting of: $57.9 million of fixed-rate loans that qualified under Fannie Mae's Home Affordable Refinance Program (HARP II); $148.7 million of fixed-rate, non-agency eligible whole loans to private investors; and $128.1 million of adjustable-rate, non-agency eligible whole loans to a private investor. During the nine months ended June 30, 2013 there were $337.0 million of loans transferred from the held for investment portfolio to the held for sale portfolio. During the same period there were $154.9 million of loans transferred from the held for sale portfolio to the the held for investment portfolio. The balance of mortgage loans held for sale at June 30, 2013, was comprised solely and entirely of HARP II loans.
Loans held for investment, net, decreased $267.7 million, or 3%, to $9.96 billion at June 30, 2013 from $10.22 billion at September 30, 2012. Mainly as a result of completed loan sales during the first nine months of the fiscal year partially offset by the lower level of loans being classified as held for sale, residential mortgage loans decreased $40.7 million, or less than 1%, to $8.11 billion at June 30, 2013. The decrease in residential mortgage loans included the negative impact of $22.1 million in net charge-offs during the nine months ended June 30, 2013. The allowance for loan losses decreased $4.0 million, or 4%, to $96.5 million at June 30, 2013 from $100.5 million at September 30, 2012. During the nine months ended June 30, 2013, $711.3 million of three and five year “SmartRate” loans were originated while $826.2 million of 10, 15, and 30 year fixed-rate first mortgage loans were originated. These fixed-rate originations were more than offset by paydowns and fixed rate loan sales which resulted in a reduction of the balance of owned fixed-rate, first mortgage loans during the nine month period ended June 30, 2013. Historically, the preponderance of our new loan originations was comprised of fixed-rate loans which were frequently offset by fixed-rate loan sales. Loan sales of $334.7 million, including $206.6 million which were fixed-rate, were recorded in the nine months ended June 30, 2013. Of the total nine month loan sales, $276.9 million, including $90.4 million which were fixed-rate, were sales of non-agency eligible loans, which reflected the impact of changes imposed by Fannie Mae, the Association’s primary loan investor, related to requirements for loans that it accepts, as well as the strategy of originating adjustable rate loans to be held for investment on our balance sheet. Refer to the Controlling Our Interest Rate Risk Exposure section of the Overview for additional discussion regarding our management of interest rate risk. In addition to the decrease in residential mortgage loans, there was a $229.0 million decrease in home equity loans and lines of credit. Between June 28, 2010 and March 20, 2012, we suspended the acceptance of new home equity loan and line of credit applications with the exception of bridge loans. Beginning in March, 2012, we offered redesigned home equity lines of credit to qualifying existing home equity customers, subject to certain property and credit performance conditions. In February 2013 we further modified the product design and in April 2013 we extended the offer to both existing home equity customers and new consumers in Ohio, Florida and selected counties in Kentucky. At June 30, 2013, the recorded investment related to home equity lines of credit originated subsequent to March 20, 2012, totaled $25.1 million. At June 30, 2013, pending commitments to extend new home equity lines of credit to our existing customers totaled $7.8 million. Refer to the Controlling Our Interest Rate Risk Exposure section of the Overview for additional information.
Mortgage loan servicing assets, net, decreased $4.3 million, or 22%, to $15.3 million at June 30, 2013 from $19.6 million at September 30, 2012. This decrease was due to $5.3 million in amortization expense, offset by $1.0 million in new loan servicing assets resulting from $334.7 million of loan sales completed during the nine months ended June 30, 2013. Additionally, this change reflected the reduced level, as compared to pre-2010 levels, of loan sales, and accompanying creation of new mortgage loan servicing assets, that resulted from the delivery requirement changes imposed by Fannie Mae as described in the Controlling Our Interest Rate Risk Exposure section of the Overview. The majority of the amortization of the servicing assets is linked to the cyclically low level of mortgage interest rates that prompted accelerated refinancing activity by borrowers. The principal balance of loans serviced decreased $618.1 million, or 16%, during the nine months ended June 30, 2013 to $3.19 billion from $3.81 billion at September 30, 2012.
Prepaid expenses and other assets decreased $10.8 million, or 12%, to $79.9 million at June 30, 2013 from $90.7 million at September 30, 2012. This change was primarily the result of normal amortization and the subsequent refund of the remaining prepaid FDIC insurance, which had a balance of $12.1 million reported at September 30, 2012.
Deposits decreased $350.9 million, or 4%, to $8.63 billion at June 30, 2013 from $8.98 billion at September 30, 2012. The decrease in deposits resulted from a $416.2 million decrease in our certificates of deposit, partially offset by a $32.1 million increase in our high-yield savings accounts (a subcategory of our savings accounts) and a $32.4 million increase in our high-yield checking accounts (a subcategory of our negotiable order of withdrawal accounts). We believe that our high-yield savings accounts as well as our high-yield checking accounts provide a stable source of funds. In addition, our high yield savings accounts are expected to reprice in a manner similar to our home equity lending products, and, therefore, assist us in managing interest rate risk. To manage our cost of funds, maturing, higher rate certificates of deposits were replaced by other lower rate savings products that we offered or, if the depositor withdrew their maturing accounts, the monies were replaced by borrowings from the Federal Home Loan Bank of Cincinnati.
Borrowed funds decreased $13.1 million to $475.1 million at June 30, 2013 from $488.2 million at September 30, 2012. The decrease was comprised mainly of a $205.0 million decrease in lower cost, short-term borrowings partially offset by a $191.7 million increase in long-term borrowings from the Federal Home Loan Bank of Cincinnati, the proceeds of which were primarily held in interest earning cash and cash equivalents which augment our liquidity. The decrease in short-term advances can be attributed to the increased loans sales and decreased cash demands.
Principal, interest and related escrow on loans serviced decreased $48.6 million, or 38%, to $78.9 million at June 30, 2013 from $127.5 million at September 30, 2012. This decrease reflects the impact of a lower balance in the sold loan portfolio and the cyclical timing of real estate tax payments that have been collected from borrowers and remitted to various taxing agencies.
Total shareholders’ equity increased $45.1 million, or 2%, to $1.85 billion at June 30, 2013 from $1.81 billion at September 30, 2012. This increase primarily reflected $40.2 million of net income in the current nine month period combined with $8.6 million of adjustments related to awards under the stock-based compensation plan and the allocation of shares held by the ESOP, which was partially offset by a $3.8 million after tax unrealized loss on available-for-sale investment securities.

Comparison of Operating Results for the Three Months Ended June 30, 2013 and 2012
Average balances and yields. The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effects thereof were not material. Average balances are derived from daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense.

	Three Months Ended			Three Months Ended
	June 30, 2013			June 30, 2012
	Average Balance	Interest Income/ Expense	Yield/ Cost (1)	Average Balance	Interest Income/ Expense	Yield/ Cost (1)
	(Dollars in thousands)
Interest-earning assets:
Other interest-earning cash equivalents	$259,913	$172	0.26%	$279,968	$190	0.27%
Investment securities	9,060	9	0.40%	10,070	9	0.36%
Mortgage-backed securities	446,513	1,251	1.12%	377,799	1,507	1.60%
Loans (1)	10,084,908	92,399	3.66%	10,377,112	102,143	3.94%
Federal Home Loan Bank stock	35,620	373	4.19%	35,620	376	4.22%
Total interest-earning assets	10,836,014	94,204	3.48%	11,080,569	104,225	3.76%
Noninterest-earning assets	279,866			295,612
Total assets	$11,115,880			$11,376,181
Interest-bearing liabilities:
NOW accounts	$1,038,740	487	0.19%	$1,000,083	715	0.29%
Savings accounts	1,808,667	1,249	0.28%	1,777,844	1,778	0.40%
Certificates of deposit	5,844,989	25,313	1.73%	6,113,501	35,211	2.30%
Borrowed funds	338,110	1,027	1.21%	394,682	657	0.67%
Total interest-bearing liabilities	9,030,506	28,076	1.24%	9,286,110	38,361	1.65%
Noninterest-bearing liabilities	240,376			285,112
Total liabilities	9,270,882			9,571,222
Shareholders’ equity	1,844,998			1,804,959
Total liabilities and shareholders’ equity	$11,115,880			$11,376,181
Net interest income		$66,128			$65,864
Interest rate spread (2)(3)			2.24%			2.11%
Net interest-earning assets (4)	$1,805,508			$1,794,459
Net interest margin (2)(5)		2.44%			2.38%
Average interest-earning assets to average interest-bearing liabilities	119.99%			119.32%
Selected performance ratios:
Return on average assets (2)		0.58%			0.03%
Return on average equity (2)		3.52%			0.20%
Average equity to average assets		16.60%			15.87%
_________________

(1)	Loans include both mortgage loans held for sale and loans held for investment.

(2)	Annualized.

(3)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by total interest-earning assets.

General. Net income increased $15.3 million to $16.2 million for the quarter ended June 30, 2013 from $0.9 million for the quarter ended June 30, 2012. The increase in net income was attributable primarily to a lower provision for loan losses combined with an increase in other income partially offset by an increase in non-interest expense.
Interest Income. Interest income decreased $10.0 million, or 10%, to $94.2 million during the current quarter compared to $104.2 million during the same quarter in the prior year. The decrease in interest income resulted primarily from a decrease in interest income from loans and a decrease in interest income from mortgage-backed securities.
Interest income on mortgage-backed securities decreased nearly $0.3 million, or 17%, to $1.3 million for the current quarter compared to $1.5 million during the same quarter in the prior year. This change was attributed to a 48 basis point decrease in the average yield on mortgage-backed securities to 1.12% for the current quarter from 1.60% for the same quarter last year, as interest rates on adjustable rate mortgage loans that collateralize certain mortgage-backed securities reset to lower current interest rates and higher rate, fixed-rate mortgage loans that collateralize other mortgage-backed securities continued to experience accelerated paydowns. The decrease in yield was partially offset by a $68.7 million, or 18%, increase in the average balance to $446.5 million on mortgage-backed securities for the quarter ended June 30, 2013 compared to $377.8 million during the same quarter last year.
Interest income on loans decreased $9.7 million, or 10%, to $92.4 million compared to $102.1 million during the same quarter in the prior year. This change was attributed to a 28 basis point decrease in the average yield on loans to 3.66% for the current quarter from 3.94% for the same quarter last year as historically low interest rates have kept the level of refinance activity high. Additionally, our “SmartRate” adjustable-rate first mortgage loan originations for the quarter ended June 30, 2013, were originated at interest rates below rates offered on fixed-rate products and contributed to the lower average yield. In addition, there was a $292.2 million, or a 3%, decrease in the average balance of loans to $10.08 billion for the quarter ended June 30, 2013 compared to $10.38 billion during the same quarter last year as repayments and loan sales exceeded new loan production.
Interest Expense. Interest expense decreased $10.3 million, or 27%, to $28.1 million during the current quarter compared to $38.4 million during the quarter ended June 30, 2012. The decrease resulted primarily from a decrease in interest expense on certificates of deposit combined with modest decreases in interest expense on NOW accounts and savings accounts.
Interest expense on certificates of deposit decreased $9.9 million, or 28%, to $25.3 million during the current quarter compared to $35.2 million during the quarter ended June 30, 2012. The change was mainly attributable to a 57 basis point decrease in the average rate we paid on certificates of deposit to 1.73% for the current quarter from 2.30% for the same quarter last year combined with a $268.5 million, or 4%, decrease in the average balance of certificates of deposit to $5.84 billion during the current quarter from an average balance of $6.11 billion during the same quarter of the prior year. Rates were adjusted on deposits in response to changes in general market rates as well as to changes in the rates paid by our competition on short-term certificates of deposit. Additionally, to optimally manage our funding costs during the current quarter, maturing, higher rate certificates of deposits were replaced by other lower rate savings products or borrowed funds.
Net Interest Income. Net interest income increased $0.2 million, or less than 1%, to $66.1 million during the current quarter from $65.9 million during the quarter ended June 30, 2012. As net interest income increased during the quarter, we experienced an improvement in our interest rate spread, which increased 13 basis points to 2.24% compared to 2.11% during the same quarter last year. Low interest rates have decreased the yield on interest-earning assets, and to a greater extent, the rate paid on deposits and borrowed funds resulting in the slight increase in net interest income. Our net interest margin increased six basis points to 2.44% for the quarter ended June 30, 2013, compared to 2.38% during the same quarter last year. Our average net interest-earning assets increased $11.0 million, to $1.81 billion during the current quarter compared to the quarter ended June 30, 2012.
Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level we consider necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. In determining the level of the allowance for loan losses, we consider past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of non-performing and other classified loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or conditions change. We assess the allowance for loan losses on a quarterly basis and make provisions for loan losses in order to maintain the adequacy of the allowance as described in the next paragraph. Recently, improving regional employment levels, stabilization in residential real estate values, recovering capital and credit markets, and upturns in consumer confidence have resulted in better credit metrics for us. Nevertheless, the depth of the decline in housing values that accompanied the 2008 financial crisis still presents significant challenges for many of our borrowers who may attempt to sell their homes or refinance their loans as a means to self-cure a delinquency.

Based on our evaluation of the above factors, we recorded a provision for loan losses of $5.0 million during the quarter ended June 30, 2013 and a provision of $31.0 million during the quarter ended June 30, 2012. The loan loss provision decreased in the current quarter and reflected the decreased level of charge-offs and loan delinquencies during the current quarter when compared to the same quarter in the prior fiscal year. The decreased level of charge-offs during the current quarter occurred throughout our entire loan portfolio. The net charge-offs of $9.7 million exceeded the loan loss provision of $5.0 million recorded for the current quarter while the loan loss provision of $31.0 million recorded for the quarter ended June 30, 2012 exceeded net charge-offs of $24.9 million. The loan loss provisions were recorded with the objective of aligning our overall allowance for loan losses with our current estimates of loss in the portfolio. The allowance for loan losses was $96.5 million, or 0.96% of total recorded investment in loans receivable, at June 30, 2013, compared to $107.4 million or 1.05% of total recorded investment in loans receivable at June 30, 2012.
In comparison to the balance at March 31, 2013, the total recorded investment in non-accrual loans decreased $7.1 million during the quarter ended June 30, 2013. Since June 30, 2012, the total recorded investment in non-accrual loans increased $4.9 million. Comparability of the balances of non-accrual loans between June 30, 2013 and June 30, 2012 is distorted by the inclusion of $30.4 million at June 30, 2013 of performing loans in Chapter 7 bankruptcy status where all borrowers have been discharged of their obligation pursuant to OCC Bank Accounting Advisory Series interpretive guidance issued in July 2012. No comparable balances were reported at June 30, 2012.
The recorded investment in non-accrual loans in our residential, non-Home Today portfolio decreased $4.0 million, or 4% during the current quarter, to $94.3 million at June 30, 2013, and increased $6.2 million, or 7% since June 30, 2012. At June 30, 2013, the recorded investment in our non-Home Today portfolio was $7.90 billion, compared to $7.72 billion at March 31, 2013 and $7.72 billion at June 30, 2012. During the current quarter, non-Home Today net charge-offs were $3.7 million, as compared to net charge-offs of $5.0 million during the quarter ended March 31, 2013 and $9.1 million during the quarter ended June 30, 2012.
The recorded investment in non-accrual loans in our residential, Home Today portfolio decreased $2.2 million, or 6% during the current quarter, to $34.9 million at June 30, 2013, and decreased $5.4 million, or 13% since June 30, 2012. At June 30, 2013, the recorded investment in our Home Today portfolio was $183.5 million, compared to $190.0 million at March 31, 2013 and $217.9 million at June 30, 2012. During the current quarter, Home Today net charge-offs were $1.9 million, as compared to net charge-offs of $3.8 million during the quarter ended March 31, 2013 and $5.2 million during the quarter ended June 30, 2012.
The recorded investment in non-accrual home equity loans and lines of credit decreased $0.8 million, or 3%, during the current quarter, to $29.6 million at June 30, 2013, and increased $4.3 million, or 17% since June 30, 2012. The recorded investment in our home equity loans and lines of credit portfolio at June 30, 2013, was $1.93 billion, compared to $2.01 billion at March 31, 2013 and $2.25 billion at June 30, 2012. During the current quarter, home equity loans and lines of credit net charge-offs were $4.0 million, as compared to net charge-offs of $5.2 million during the quarter ended March 31, 2013 and $10.5 million during the quarter ended June 30, 2012. We believe that non-performing home equity loans and lines of credit are, on a relative basis, of greater concern than non-Home Today loans as these home equity loans and lines of credits generally hold subordinated positions and accordingly, represent a higher level of risk. The non-performing balances of home equity loans and lines of credit were $29.6 million or 2% of the home equity loans and lines of credit portfolio at June 30, 2013 compared to $30.4 million, or 2% at March 31, 2013 and $25.3 million, or 1% at June 30, 2012. Despite recent improved credit metrics, we will continue to closely monitor the loss performance of this category.
Non-Interest Income. Non-interest income increased $2.5 million, or 40%, to $8.8 million during the current quarter compared to $6.3 million during the quarter ended June 30, 2012, mainly as a result of an increase in gains on the sale of loans during the current quarter. This increase was partially offset by a decrease in net loan servicing fees received in connection with the smaller portfolio of loans serviced for others and a decrease resulting from a fair value adjustment of interest rate lock commitments entered into in connection with mortgage banking activities.
In the quarter ended June 30, 2013 there were $112.5 million in loan sales from which we recorded $4.0 million of net gains. There were no loan sales recorded or gains on sales recorded during the quarter ended June 30, 2012.
Non-Interest Expense. Non-interest expense increased $5.6 million, or 14%, to $46.3 million during the current quarter compared to $40.7 million during the quarter ended June 30, 2012 primarily from higher salaries and employee benefits, other operating expenses, and higher marketing services expenditures incurred primarily in support of our mortgage lending activities. Salaries and employee benefits increased $3.5 million, or 19%, to $21.9 million during the current quarter compared to $18.4 million during the quarter ended June 30, 2012. This change was primarily due to a $3.1 million increase in associate compensation in addition to a small increase in costs related to employee stock-based incentive programs.

Income Tax Expense. The provision for income taxes was $7.4 million during the current quarter compared to a $459 thousand benefit during the quarter ended June 30, 2012. The provision for the current quarter included $7.4 million of federal tax and $76 thousand of state income tax expense. The provision for the quarter ended June 30, 2012 included $488 thousand of federal tax benefit and $29 thousand of state income tax expense. Our effective federal tax rate was 31.2% during the current quarter compared to a tax benefit rate of 120.9% in the quarter ended June 30, 2012. Our provision for income taxes in the current quarter aligns our year-to-date provision with our expectations for the full fiscal year. Our expected effective income tax rate for this fiscal year is below the federal statutory rate because of our ownership of bank-owned life insurance. During the quarter ended June 30, 2012, a settlement was reached with the IRS related to the timing of bad debt deductions for fiscal years 2008, 2009 and 2010. As a result of that settlement, $0.7 million of interest expense and $0.8 million of benefit related to our charitable contribution carryforward were recognized.

Comparison of Operating Results for the Nine Months Ended June 30, 2013 and 2012
Average balances and yields. The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effects thereof were not material. Average balances are derived from daily average balances. Non-accrual loans were included in the computation of loan average balances, and have been reflected in the table as carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense.

	Nine Months Ended			Nine Months Ended
	June 30, 2013			June 30, 2012
	Average Balance	Interest Income/ Expense	Yield/ Cost (1)	Average Balance	Interest Income/ Expense	Yield/ Cost (1)
	(Dollars in thousands)
Interest-earning assets:
Other interest-earning cash equivalents	$241,981	$467	0.26%	$280,319	$534	0.25%
Investment securities	9,355	27	0.38%	10,327	28	0.36%
Mortgage-backed securities	437,891	3,425	1.04%	370,081	4,830	1.74%
Loans (1)	10,230,102	286,329	3.73%	10,193,762	308,046	4.03%
Federal Home Loan Bank stock	35,620	1,179	4.41%	35,620	1,140	4.27%
Total interest-earning assets	10,954,949	291,427	3.55%	10,890,109	314,578	3.85%
Noninterest-earning assets	283,896			280,282
Total assets	$11,238,845			$11,170,391
Interest-bearing liabilities:
NOW accounts	$1,023,427	$1,794	0.23%	$983,734	$2,121	0.29%
Savings accounts	1,803,898	4,416	0.33%	1,751,815	5,866	0.45%
Certificates of deposit	5,941,291	80,004	1.80%	6,011,868	108,813	2.41%
Borrowed funds	391,232	2,739	0.93%	331,863	1,874	0.75%
Total interest-bearing liabilities	9,159,848	88,953	1.29%	9,079,280	118,674	1.74%
Noninterest-bearing liabilities	250,827			294,024
Total liabilities	9,410,675			9,373,304
Shareholders’ equity	1,828,170			1,797,087
Total liabilities and shareholders’ equity	$11,238,845			$11,170,391
Net interest income		$202,474			$195,904
Interest rate spread (2)(3)			2.26%			2.11%
Net interest-earning assets (4)	$1,795,101			$1,810,829
Net interest margin (2)(5)		2.46%			2.40%
Average interest-earning assets to average interest-bearing liabilities	119.60%			119.94%
Selected performance ratios:
Return on average assets (2)		0.48%			0.12%
Return on average equity (2)		2.93%			0.77%
Average equity to average assets		16.27%			16.09%
_________________

(1)	Loans include both mortgage loans held for sale and loans held for investment.

(2)	Annualized.

(3)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by total interest-earning assets.

General. Net income increased $29.8 million to $40.2 million for the nine months ended June 30, 2013 from $10.4 million for the nine months ended June 30, 2012. The increase in net income was attributable primarily to a decrease in the provision for loan losses combined with an increase in net interest income and an increase in non-interest income, partially offset by an increase in non-interest expense.
Interest Income. Interest income decreased $23.2 million, or 7%, to $291.4 million during the nine months ended June 30, 2013, compared to $314.6 million during the same nine months in the prior year. The decrease in interest income resulted primarily from a decrease in interest income from loans combined with a decrease in income on mortgage backed securities.
Interest income on loans decreased $21.7 million, or 7%, to $286.3 million for the nine months ended June 30, 2013 compared to $308.0 million for the nine months ended June 30, 2012. This decrease was attributed to a 30 basis point decrease in the average yield on loans to 3.73% for the nine months ended June 30, 2013 from 4.03% for the same nine months in the prior year as historically low interest rates have kept the level of refinance activity high. Additionally, our “Smart Rate” adjustable-rate first mortgage loan originations for the nine months ended June 30, 2013, were originated at interest rates below rates offered on fixed-rate products and contributed to the lower average yield. The lower yields on loans were partially offset by a $36.3 million increase in the average balance of loans to $10.23 billion in the current nine month period compared to $10.19 billion during the same nine months in the prior year as new loan production exceeded repayments and loan sales.
Interest income on mortgage-backed securities decreased $1.4 million, or 29%, to $3.4 million for the nine months ended June 30, 2013, compared to $4.8 million during the same nine months in the prior year. This decrease was attributed to a 70 basis point decrease in the average yield on mortgage-backed securities to 1.04% for the nine months in the current year from 1.74% for the same nine months in the prior year, as interest rates on adjustable rate mortgage loans that collateralize certain mortgage-backed securities reset to lower current interest rates and higher, fixed-rate mortgage loans that collateralize other mortgage-backed securities continued to experience accelerated paydowns and were replaced by securities that provided lower yields. The lower yields were partially offset by a $67.8 million, or 18%, increase in the average balance of mortgage-backed securities to $437.9 million for the nine months ended June 30, 2013 compared to $370.1 million during the same nine months last year.
Interest Expense. Interest expense decreased $29.7 million, or 25%, to $89.0 million during the current nine months compared to $118.7 million during the nine months ended June 30, 2012. The change resulted primarily from a decrease in interest expense on certificates of deposit and to a lesser extent, decreases in interest expense on savings and NOW accounts.
Interest expense on certificates of deposit decreased $28.8 million, or 26%, to $80.0 million during the nine months ended June 30, 2013, compared to $108.8 million during the nine months ended June 30, 2012. The decrease was attributed to a 61 basis point decrease in the average rate we paid on certificates of deposit to 1.80% for the nine months in the current year from 2.41% for the same nine months in the prior year and a $70.6 million, or 1%, decrease in the average balance of certificates of deposit to $5.94 billion during the current nine months from $6.01 billion during the same nine months of the prior year. Rates were adjusted on deposits in response to changes in general market rates as well as to changes in the rates paid by our competition on short-term certificates of deposit. Additionally, to optimally manage our funding costs during the current nine month period, maturing, higher rate certificates of deposits were replaced by other lower rate savings products or borrowed funds.
Net Interest Income. Net interest income increased $6.6 million, or 3%, to $202.5 million during the nine months ended June 30, 2013, from $195.9 million during the nine months ended June 30, 2012. We experienced an improvement in our interest rate spread, which increased 15 basis points to 2.26% compared to 2.11% during the same nine months last year. Low interest rates have decreased the yield on interest-earning assets, and to a greater extent, the rate paid on deposits and borrowed funds, resulting in the increase in net interest income. Our net interest margin increased six basis points to 2.46% for the current nine months compared to 2.40% during the same nine months last year. This increase was partially attributed to the higher average loan balance in the current nine months compared to the nine months ended June 30, 2012. Our average net interest-earning assets decreased $15.7 million, to $1.80 billion during the current nine months from $1.81 billion during the nine months ended June 30, 2012.
Provision for Loan Losses. Based on our evaluation of the factors described earlier we recorded a provision for loan losses of $33.0 million during the nine months ended June 30, 2013 and a provision of $73.0 million during the nine months ended June 30, 2012. The decreased level of net charge-offs during the current nine months, $36.9 million as compared to $122.6 million during the nine months ended June 30, 2012, was mainly attributable to the elimination of the SVAs in the prior nine month period and to a lesser extent an improvement in credit quality in the current nine month period. The current provision reflected improvement in our net charge-off experience, and reduced levels of loan delinquencies but was tempered by our awareness of the relative values of residential properties in comparison to their cyclical peaks as well as the uncertainty that persists in the current economic environment, which continues to challenge many of our loan customers. As delinquencies in the portfolio have been resolved through pay-off, short sale or foreclosure, or management determines the collateral is not sufficient to satisfy the loan, uncollected balances have been charged against the allowance for loan losses previously provided. The net charge-offs of $36.9 million during the nine months ended June 30, 2013 exceeded the $33.0 million loan loss provision recorded for the current nine months. The loan loss provision of $73.0 million recorded for the nine months ended June 30, 2012 was exceeded by net charge-offs of $122.6 million which included the OCC-mandated charge-off of specific valuation allowances ("SVAs") of $55.5 million. The allowance for loan losses was $96.5 million, or 0.96% of the total recorded investment in loans receivable, at June 30, 2013, compared to $107.4 million, or 1.05% of the total recorded investment in loans receivable, at June 30, 2012. Balances of recorded investments are net of deferred fees and any applicable loans-in-process.
The total recorded investment in non-accrual loans decreased $23.7 million during the nine month period ended June 30, 2013 compared to a $81.3 million decrease during the nine month period ended June 30, 2012. The decrease in the prior nine month period was largely impacted by the elimination of $55.5 million of SVAs recorded as during the quarter ended December 31, 2011 in accordance with an OCC directive.
The recorded investment in non-accrual loans in our residential, non-Home Today portfolio decreased $11.5 million, or 11%, during the current nine month period, to $94.3 million at June 30, 2013, compared to a $36.9 million decrease during the nine month period ended June 30, 2012. At June 30, 2013, the recorded investment in our non-Home Today portfolio was $7.90 billion, compared to $7.92 billion at September 30, 2012. During the current nine month period, non-Home Today net charge-offs were $13.0 million as compared to net charge-offs of $21.5 million (excluding the December 31, 2011 elimination of SVAs) during the nine months ended June 30, 2012.
The recorded investment in non-accrual loans in our residential, Home Today portfolio decreased $6.2 million, or 15% during the current nine month period, to $34.9 million at June 30, 2013 compared to a $29.3 million decrease during the nine month period ended June 30, 2012. At June 30, 2013, the recorded investment in our Home Today portfolio was $183.5 million, compared to $204.9 million at September 30, 2012. During the current nine month period, Home Today net charge-offs were $9.1 million as compared to net charge-offs of $16.6 million (excluding the December 31, 2011 elimination of SVAs) during the nine months ended June 30, 2012.
The recorded investment in non-accrual home equity loans and lines of credit decreased $5.8 million, or 16%, during the current nine month period, to $29.6 million at June 30, 2013 compared to a $11.6 million decrease during the nine month period ended June 30, 2012. The recorded investment in our home equity loans and lines of credit portfolio at June 30, 2013, was $1.93 billion, compared to $2.16 billion at September 30, 2012. During the current nine month period, home equity loans and lines of credit net charge-offs were $14.8 million as compared to net charge-offs of $28.9 million (excluding the December 31, 2011 elimination of SVAs) during the nine months ended June 30, 2012. We believe that non-performing home equity loans and lines of credit are, on a relative basis, of greater concern than non-Home Today loans as these home equity loans and lines of credit generally hold subordinated positions and accordingly, represent a higher level of risk.
Non-Interest Income. Non-interest income increased $4.8 million, or 26%, to $23.2 million during the current nine months compared to $18.4 million during the nine months ended June 30, 2012, mainly as a result of gains on the sales of loans. This increase was partially offset by a decrease in net loan servicing fees received in connection with the smaller portfolio of loans serviced for others and a decrease resulting from a fair value adjustment of interest rate lock commitments entered into in connection with mortgage banking activities.
In the nine months ended June 30, 2013 there were $334.7 million in loan sales from which we recorded $8.3 million of net gains. There were no loan sales or gains on sales recorded during the nine months ended June 30, 2012.
Non-Interest Expense. Non-interest expense increased $7.5 million, or 6%, to $134.0 million during the nine months ended June 30, 2013, primarily from higher salaries and employee benefits, other operating expenses, marketing services and, state franchise tax, partially offset by decreases in net real estate owned expenses (which includes associated legal and maintenance expenses partially offset by gains (losses) on the disposal of properties) and federal insurance premiums. Salaries and employee benefits increased $4.5 million, or 8%, to $64.4 million during the current nine months compared to $59.8 million during the nine months ended June 30, 2012. This change was primarily due to a $4.9 million increase in associate compensation partially offset by a $1.2 million decrease in retirement/pension expense, which is consistent with the freeze of the pension plan benefits effective December 31, 2011.
Income Tax Expense. The provision for income taxes was $18.4 million during the current nine month period compared to $4.4 million during the nine months ended June 30, 2012. The provision for the current nine month period included $18.3 million of federal income tax provision and $98 thousand of state income tax provision. The provision for the nine months ended June 30, 2012 included $4.3 million of federal income tax provision and $72 thousand of state income tax provision. Our effective federal tax rate was 31.3% during the current nine months compared to 29.5% during the nine months ended June 30, 2012. Our provision for income taxes in the current nine months is aligned with our expectations for the full fiscal year. Our expected effective income tax rates are below the federal statutory rate because of our ownership of bank-owned life insurance.
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
In addition to the primary sources of funds described above, we have the ability to obtain funds through the use of collateralized borrowings in the wholesale markets. Also, access to the equity capital markets via a supplemental minority stock offering or a full (second step) transaction remain as other potential sources of liquidity, although these channels generally require six to nine months of lead time.
While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Association’s Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We seek to maintain a minimum liquidity ratio of 5% (which we compute as the sum of cash and cash equivalents plus unpledged investment securities for which ready markets exist, divided by total assets). For the three months ended June 30, 2013, our liquidity ratio averaged 6.35%. We believe that we have sufficient sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2013.
We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities and the objectives of our asset/liability management program. Excess liquid assets are generally invested in interest-earning deposits and short- and intermediate-term securities.
Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2013, cash and cash equivalents totaled $297.0 million.
Investment securities classified as available-for-sale, which provide additional sources of liquidity, totaled $454.5 million at June 30, 2013.
Effective July 1, 2010, our traditional processing operations no longer complied with Fannie Mae’s standard requirements and accordingly, our ability to manage liquidity via the loan sales channel has been limited. In response to this limitation and the accompanying interest rate risk management implications, the following steps were taken:
•during the quarter ended June 30, 2012, the Association implemented procedures necessary for participation in Fannie Mae's HARP II program;
•during the nine months ended June 30, 2013 the Association negotiated several loan sales transactions with private investors; and
•in May 2013, the Association adopted the loan origination process changes required by Fannie Mae that will be applied to a portion of its fixed-rate loan originations and pending Fannie Mae's review and approval, which is expected to be completed and received prior to September 30, 2013, will enable the Association to securitize and sell those loans that are originated using the Fannie Mae compliant procedures, in the secondary market.
During the nine month period ended June 30, 2013, loan sales totaled $334.7 million, which included $57.9 million of loans that qualified under Fannie Mae's HARP II initiative with the remainder comprised of high credit quality, long-term, fixed-rate and adjustable-rate residential first mortgage loans, which were sold to private, third-party investors. These loans were not eligible for delivery to Fannie Mae. At June 30, 2013, $4.4 million of long-term, fixed-rate residential first mortgage loans were classified as “held for sale”, all of which qualified under Fannie Mae's HARP II initiative. There were no loan sales commitments outstanding at June 30, 2013.
Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows (unaudited) included in the Unaudited Interim Consolidated Financial Statements.
At June 30, 2013, we had $675.3 million in loan commitments outstanding. In addition to commitments to originate loans, we had $1.18 billion in undisbursed home equity lines of credit to borrowers. Certificates of deposit due within one year of June 30, 2013 totaled $2.49 billion, or 28.9% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, sales of investment securities, other deposit products, including new certificates of deposit, Federal Home Loan Bank advances, borrowings from the Federal Reserve Discount Window or other collateralized borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2014. We believe, however, based on past experience, that a significant portion of such deposits will remain with us. Generally, we have the ability to attract and retain deposits by adjusting the interest rates offered.
Our primary investing activities are originating residential mortgage loans and purchasing investments. During the nine months ended June 30, 2013, we originated $1.54 billion of residential mortgage loans, and during the nine months ended June 30, 2012, we originated $2.07 billion of residential mortgage loans. We purchased $206.0 million of securities during the nine months ended June 30, 2013, and $135.4 million during the nine months ended June 30, 2012.
Financing activities consist primarily of changes in deposit accounts, changes in the balances of principal and interest owed on loans serviced for others, Federal Home Loan Bank advances and borrowings from the Federal Reserve Discount Window. We experienced a net decrease in total deposits of $350.9 million during the nine months ended June 30, 2013 compared to a net increase of $241.2 million during the nine months ended June 30, 2012. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. Principal and interest owed on loans serviced for others decreased $48.6 million during the nine months ended June 30, 2013 compared to a net decrease of $57.3 million during the nine months ended June 30, 2012. This change primarily reflected a decrease in the level of loan refinance activity between the two periods. During the nine months ended June 30, 2013 we decreased our advances from the FHLB of Cincinnati by $13.1 million as we actively managed our liquidity ratio. During the nine months ended June 30, 2012, our advances from the FHLB of Cincinnati increased by $429.9 million.
Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of Cincinnati and the Federal Reserve Discount Window, each of which provides an additional source of funds. At June 30, 2013 we had $475.1 million of FHLB of Cincinnati advances and no outstanding borrowings from the Federal Reserve Discount Window. During the nine months ended June 30, 2013, we had average outstanding advances from the FHLB of Cincinnati of $391.2 million as compared to average outstanding advances of $331.9 million during the nine months ended June 30, 2012. At June 30, 2013 we had the ability to immediately borrow an additional $455.7 million from the FHLB of Cincinnati and $191.6 million from the Federal Reserve Discount Window. From the perspective of collateral value securing FHLB of Cincinnati advances, our capacity limit for additional borrowings beyond the immediately available limits at June 30, 2013 was $3.61 billion, subject to satisfaction of the FHLB of Cincinnati common stock ownership requirement. To satisfy the common stock ownership requirement we would have to increase our ownership of FHLB of Cincinnati common stock by an additional $72.2 million.
The Company is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. In July 2013, the OCC and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain "available-for-sale" securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised. The rule limits a banking organization's capital distributions and certain discretionary bonus payments if the banking organization does not hold a "capital conservation buffer" consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.

The final rule becomes effective for the Association on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective. The final rule also implements consolidated capital requirements for savings and loan holding companies effective January 1, 2015.
The weighted capital ratios pursuant to asset risk weightings as they are structured under the new rule differ unfavorably when compared to current computations. At this time, the Company has not estimated the impact of the new rule on reported risk weighted capital ratios.

As of June 30, 2013 the Association exceeded all regulatory requirements to be considered “Well Capitalized” as presented in the table below (dollar amounts in thousands).

	Actual		Required
	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$1,661,603	23.90%	$695,252	10.00%
Core Capital to Adjusted Tangible Assets	1,574,578	14.19%	554,685	5.00%
Tier 1 Capital to Risk-Weighted Assets	1,574,578	22.65%	417,151	6.00%
The capital ratios of the Company as of June 30, 2013 are presented in the table below (dollar amounts in thousands).

	Actual
	Amount	Ratio
Total Capital to Risk-Weighted Assets	$1,939,072	27.77%
Core Capital to Adjusted Tangible Assets	1,851,671	16.64%
Tier 1 Capital to Risk-Weighted Assets	1,851,671	26.52%
Item 3. Quantitative and Qualitative Disclosures About Market Risk
General. The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk has historically been interest rate risk. In general, our assets, consisting primarily of mortgage loans, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and limit the exposure of our net interest income to changes in market interest rates. Accordingly, our board of directors has established risk parameter limits deemed appropriate given our business strategy, operating environment, capital, liquidity and performance objectives. Additionally, our board of directors has also authorized the formation of an Asset/Liability Management Committee ("ALMCO") comprised of key operating personnel which is responsible for managing this risk consistent with the guidelines and risk limits approved by the board of directors. Further, the board has established the Directors Risk Committee which conducts regular oversight and review of the guidelines, policies and deliberations of the ALMCO.
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
During the nine months ended June 30, 2013, $334.7 million of long-term, fixed-rate and variable rate mortgage loans were sold, all on a servicing retained basis, and, at June 30, 2013, $4.4 million of long-term, fixed-rate residential first mortgage loans were classified as “held for sale”. Of the loan sales during the nine month period, $148.7 million was comprised of long-term, fixed-rate first mortgage loans which were sold to three private investors in separate transactions and $128.1 million was comprised of long-term, adjustable-rate first mortgage loans which were sold to a fourth private investor. Additionally, we sold a total of $57.9 million of long-term, fixed-rate first mortgage loans under Fannie Mae's HARP II program. At June 30, 2013, no loan sales commitments were outstanding.
Effective July 1, 2010, Fannie Mae, historically the Association’s primary loan investor, implemented certain loan origination requirement changes affecting loan eligibility that, prior to May 2013, we did not adopt. Subsequent to the May 2013 implementation date of our revised procedures, and, upon review and validation by Fannie Mae (expected prior to September 30, 2013), we expect that those fixed-rate, first mortgage loans that are originated under the revised procedures, will thereafter be eligible for securitization and sale in Fannie Mae mortgage-backed security form. Accordingly, the Association’s ability to reduce interest rate risk via our traditional loan sales of newly originated longer-term fixed rate residential loans is currently limited and will remain so while the Association completes the adaptation of its loan origination processes to comply

with Fannie Mae's loan eligibility standards.   In the short term, and except for HARP II-related sales as previously described, future sales of fixed-rate mortgage loans will predominantly be limited to those loans that have established payment histories, strong borrower credit profiles and are supported by adequate collateral values. In response to this change, since July 2010, we have actively marketed an adjustable-rate mortgage loan product and beginning in fiscal 2012, have promoted a ten year fixed-rate mortgage loan. Each of these products provides us with improved interest rate risk characteristics when compared to longer-term, fixed-rate mortgage loans. Shortening the average maturity of our interest-earning assets by increasing our investments in shorter-term loans and investments, as well as loans and investments with variable rates of interest, helps to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our net interest income to changes in market interest rates. By following these strategies, we believe that we are better positioned to react to increases in market interest rates.
Economic Value of Equity. Using customized modeling software, the Association prepares periodic estimates of the amounts by which the net present value of its cash flows from assets, liabilities and off-balance sheet items (the institution’s economic value of equity or “EVE”) would change in the event of a range of assumed changes in market interest rates. The simulation model uses a discounted cash flow analysis and an option-based pricing approach in measuring the interest rate sensitivity of EVE. The model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumption that instantaneous changes (measured in basis points) occur at all maturities along the United States Treasury yield curve and other relevant market interest rates. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 2% to 3% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. The model is tailored specifically to our organization, which, we believe, improves its accuracy. The following table presents the estimated changes in the Association’s EVE at June 30, 2013 that would result from the indicated instantaneous changes in the United States Treasury yield curve and other relevant market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

				EVE as a Percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)	Estimated EVE (2)	Estimated Increase (Decrease) in EVE		EVE Ratio (4)	Increase (Decrease) (basis points)
		Amount	Percent
	(Dollars in thousands)
+300	$1,121,765	$(779,076)	(41.0)%	11.21%	(566)
+200	1,380,618	(520,223)	(27.4)%	13.26%	(361)
+100	1,647,407	(253,435)	(13.3)%	15.20%	(167)
0	1,900,842	—	—	16.87%	—
-100	2,068,379	167,538	8.8%	17.80%	93
_________________

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	EVE Ratio represents EVE divided by the present value of assets.
The table above indicates that at June 30, 2013, in the event of an increase of 200 basis points in all interest rates, the Association would experience a 27.4% decrease in EVE. In the event of a 100 basis point decrease in interest rates, the Association would experience a 8.8% increase in EVE.
The following table is based on the calculations contained in the previous table, and sets forth the change in the EVE at a +200 basis point rate of shock at June 30, 2013, with comparative information as of September 30, 2012. By regulation the Association must measure and manage its interest rate risk for interest rate shocks relative to established risk tolerances in EVE.
Risk Measure (+200 bps Rate Shock)

	At June 30, 2013	At September 30, 2012
Pre-Shock EVE Ratio	16.87%	15.49%
Post-Shock EVE Ratio	13.26%	12.47%
Sensitivity Measure in basis points	(361)	(302)

Certain shortcomings are inherent in the methodologies used in measuring interest rate risk through changes in EVE. Modeling changes in EVE requires making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the EVE tables presented above assume that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the EVE tables provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our EVE and will differ from actual results.
We have previously reported that our former primary regulator, the OTS, expressed concern with respect to several significant assumptions used in our prior internal interest rate risk (“IRR”) model, as well as the reliability of the resulting IRR profiles generated by that model. While we believe that the previous IRR model enabled us to efficiently, prudently and reasonably measure and manage IRR, we nevertheless replaced that modeling system with a system that offers enhanced functionality and capabilities. Installation and implementation of the new IRR modeling software was finalized during the quarter ended March 31, 2012 and, for periods subsequent to December 31, 2011, the IRR disclosures as determined using the new model are reported in our SEC filings. In connection with the installation and implementation of the new IRR modeling software, factors related to prepayment, decay and default assumptions that impact the computation of EVE were customized, based on the results of an independent, third party study that was prepared using the Association's data. Use of these customized assumptions further enhanced the alignment of our EVE calculations with our risk profile. In addition to our month end modeling reports that use current month end balances and current month end interest rates, we also compute EVE using current month end balances and last month's/quarter's interest rates in order to isolate the EVE impact resulting purely from interest rate changes. These results are then reviewed and discussed by management with appropriate actions taken if deemed necessary. At June 30, 2013, the results were in line with management's expectations. The new model also possesses random patterning capabilities that our prior model lacked and accommodates extensive regression analytics applicable to the prepayment and decay profiles of our borrower and depositor portfolios. We believe that the new model expands our ability to run alternative modeling scenarios and improves the timeliness of and our access to decision making data that is integral to our IRR management processes. Modeling our IRR profile and measuring our IRR exposure are processes that are subject to continuous revision, refinement, modification, enhancement and validation. We continually evaluate, challenge and update the methodology and assumptions used in our IRR model. Changes to the methodology and/or assumptions used in the model will result in reported IRR profiles and reported IRR exposures that will be different, and perhaps significantly, from the results reported above.
Earnings at Risk. In addition to EVE calculations, we use our simulation model to analyze the sensitivity of our net interest income to changes in interest rates (the institution’s earnings at risk or “EaR”). Net interest income is the difference between the interest income that we earn on our interest-earning assets, such as loans and securities, and the interest that we pay on our interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what our net interest income would be for prospective twelve and twenty-four month periods using customized (based on our portfolio characteristics) assumptions with respect to loan prepayment rates, default rates and deposit decay rates, and the implied forward yield curve as of the market date for assumptions as to projected interest rates. We then calculate what the net interest income would be for the same period in the event of instantaneous changes in market interest rates. The simulation process is subject to continual enhancement, modification, refinement and adaptation in order that it might most accurately reflect our current circumstances, factors and expectations. As of June 30, 2013, using our enhanced customer behavioral assumptions and reflective of other modeling modifications, we estimated that our EaR for the 12 months ending June 30, 2014 would decrease by 1.7% in the event of an instantaneous 200 basis point increase in market interest rates. The improvement in this estimated amount when compared to our September 30, 2012 estimated decrease of 12.0% for the then ensuing 12 month period, is reflective of the use of enhanced customer behavioral assumptions and other modeling modifications.
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
EVE is considered as a point in time calculation with a "liquidation" view of the Association where all the cash flows (including interest, principal and prepayments) are modeled and discounted using discount factors derived from the current market yield curves. It provides a long term view and helps to define changes in equity and duration as a result of changes in interest rates. On the other hand, EaR is based on balance sheet projections going one year and two year forward and assumes new business volume and pricing to calculate net interest income under different interest rate environments. EaR is calculated to determine the sensitivity of net interest income under different interest rate scenarios. With each of these models specific policy limits have been established that are compared with the actual month end results. These limits have been approved by the Association's board of directors and are used as benchmarks to evaluate and moderate interest rate risk. In the event that there is a breach of policy limits, management is responsible for taking such action, similar to those described under the preceding heading of General, as may be necessary in order to return the Association's interest rate risk profile to a position that is in compliance with the policy. At June 30, 2013 the IRR profile as disclosed above did not breach our internal limits.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The Company did not repurchase any shares of common stock during the quarter ended June 30, 2013.
On March 12, 2009, the Company announced its fourth stock repurchase program, which authorizes the repurchase of up to an additional 3,300,000 shares of the Company’s outstanding common stock. Purchases under the program will be on an ongoing basis, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses of capital, regulatory restrictions and our financial performance. Repurchased shares will be held as treasury stock and be available for general corporate use. The program has 2,156,250 shares yet to be purchased as of June 30, 2013. Our last repurchases occurred during the quarter ended December 31, 2009.
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

101
The following financial statements from TFS Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed on August 8, 2013, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements.

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

TFS Financial Corporation

Dated:	August 8, 2013	/s/ Marc A. Stefanski
Marc A. Stefanski
Chairman of the Board, President and Chief Executive Officer

Dated:	August 8, 2013	/s/ David S. Huffman
David S. Huffman
Chief Financial Officer and Secretary