Form 10-K
period 2013-09-30
TFS Financial CORP
filed 2013-11-27
CIK 1381668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2013
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
(do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on March 31, 2013, as reported by the NASDAQ Global Select Market, was approximately $873.3 million.
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date.
At November 18, 2013 there were 307,171,460 shares of the Registrant’s common stock, par value $0.01 per share, outstanding, of which 227,119,132 shares, or 73.94% of the Registrant’s common stock, were held by Third Federal Savings and Loan Association of Cleveland, MHC, the Registrant’s mutual holding company.
DOCUMENTS INCORPORATED BY REFERENCE (to the Extent Indicated Herein)
Portions of the registrant’s Proxy Statement for the 2014 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

TFS Financial Corporation

GLOSSARY OF TERMS
TFS Financial Corporation provides the following list of acronyms as a tool for the reader. The acronyms identified below are used in Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and in the Notes to Consolidated Financial Statements.

AOCI: Accumulated Other Comprehensive Income	GAAP: Generally Accepted Accounting Principles
ARM: Adjustable Rate Mortgage	GVA: General Valuation Allowances
ASC: Accounting Standards Codification	HARP: Home Affordable Refinance Program
ASU: Accounting Standards Update	High LTV: High loan-to-value
AVM: Automated Valuation Model	HPI: Home Price Index
Association: Third Federal Savings and Loan	IRR: Interest Rate Risk
Association of Cleveland	IRS: Internal Revenue Service
BAAS: OCC Bank Accounting Advisory Series	IVA: Individual Valuation Allowance
CFPB: Consumer Financial Protection Bureau	MGIC: Mortgage Guaranty Insurance Corporation
CLTV: Combined Loan-to-Value	MOU: Memorandum of Understanding
Company: TFS Financial Corporation and its	MVA: Market Valuation Allowances
subsidiaries	OCC: Office of the Comptroller of the Currency
DFA: Dodd-Frank Wall Street Reform and Consumer	OCI: Other Comprehensive Income
Protection Act of 2010	OTS: Office of Thrift Supervision
DIF: Depository Insurance Fund	PMI: Private Mortgage Insurance
EaR: Earnings at Risk	PMIC: Private Mortgage Insurance Co.
ESOP: Third Federal Employee (Associate) Stock	QTL: Qualified Thrift Lender
Ownership Plan	REMICs: Real Estate Mortgage Investment Conduits
EVE: Economic Value of Equity	REIT: Real Estate Investment Trust
FASB: Financial Accounting Standards Board	SEC: United States Securities and Exchange
FDIC: Federal Deposit Insurance Corporation	Commission
FHFA: Federal Housing Finance Agency	SVA: Specific Valuation Allowances
FHLB: Federal Home Loan Bank	TDR: Troubled Debt Restructuring
FNMA: Federal National Mortgage Association	Third Federal Savings, MHC: Third Federal Savings
FRS: Federal Reserve System	and Loan Association of Cleveland, MHC

PART I

Item 1.	Business

Forward Looking Statements
This report contains forward-looking statements, which can be identified by the use of such words as estimate, project, believe, intend, anticipate, plan, seek, expect and similar expressions. These forward-looking statements include:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans and prospects and growth and operating strategies;

•	statements concerning trends in our provision for loan losses and charge-offs;

•	statements regarding the trends in factors affecting our financial condition and results of operations, including asset quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.
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

•
legislative or regulatory changes that adversely affect our business, including changes in regulatory costs and capital requirements and changes related to our ability to pay dividends and the ability of Third Federal Savings, MHC to waive dividends;

•	our ability to enter new markets successfully and take advantage of growth opportunities, and the possible short-term dilutive effect of potential acquisitions or de novo branches, if any;

•	changes in consumer spending, borrowing and savings habits;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board and the Public Company Accounting Oversight Board;

•	future adverse developments concerning FNMA or Freddie Mac;

•
changes in monetary and fiscal policy of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the FRS and changes in the level of government support of housing finance;

•	changes in policy and/or assessment rates of taxing authorities that adversely affect us;

•	changes in expense trends (including, but not limited to trends affecting non-performing assets, charge-offs and provisions for loan losses);

•	the impact of the governmental effort to restructure the U.S. financial and regulatory system;

•	the inability of third-party providers to perform their obligations to us;

•	adverse changes and volatility in real estate markets;

•	a slowing or failure of the moderate economic recovery;

•	the extensive reforms enacted in the DFA, which will continue to impact us;

•
the adoption of implementing regulations by a number of different regulatory bodies under the DFA, and uncertainty in the exact nature, extent and timing of such regulations and the impact they will have on us;

•	the continuing impact of our coming under the jurisdiction of new federal regulators;

•	changes in our organization, or compensation and benefit plans;

•	the results of the recent federal government shutdown and any future government shutdowns;

•	the strength or weakness of the real estate markets and of the consumer and commercial credit sectors and its impact on the credit quality of our loans and other assets;

•	the ability of the U.S. Federal government to manage federal debt limits; and

4

•
the uncertainty regarding the timing and probability of the termination of the current restrictions imposed pursuant to a February 7, 2011 MOU, now administered by the FRS, with respect to our ability to repurchase stock and pay dividends.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by any forward-looking statements. Any forward-looking statement made by us in this report speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future developments or otherwise, except as may be required by law. Please see Item 1A. Risk Factors for a discussion of certain risks related to our business.
TFS FINANCIAL CORPORATION
TFS Financial Corporation (“we,” “us,” or “our”) was organized in 1997 as the mid-tier stock holding company for the Association. We completed our initial public stock offering on April 20, 2007 and issued 100,199,618 shares of common stock, or 30.16% of our post-offering outstanding common stock, to subscribers in the offering. Additionally, at the time of the public offering, 5,000,000 shares of our common stock, or 1.50% of our outstanding shares, were issued to the newly formed charitable foundation, Third Federal Foundation . Third Federal Savings, MHC, our mutual holding company parent, holds the remainder of our outstanding common stock (227,119,132 shares). Net proceeds from our initial public stock offering were approximately $886 million and reflected the costs we incurred in completing the offering as well as a $106.5 million loan to the ESOP related to its acquisition of shares in the initial public stock offering.
Our ownership of the Association remains our primary business activity.
We also operate Third Capital, Inc. as a wholly-owned subsidiary. See Third Capital, Inc. below.
As the holding company of the Association, we are authorized to pursue other business activities permitted by applicable laws and regulations for savings and loan holding companies, which include making equity investments and the acquisition of banking and financial services companies.
Our cash flow depends primarily on earnings from the investment of the portion of the net offering proceeds we retained, and any dividends we receive from the Association and Third Capital, Inc. All of our officers are also officers of the Association. In addition, we use the services of the support staff of the Association from time to time. We may hire additional employees, as needed, to the extent we expand our business in the future.
THIRD CAPITAL, INC.
Third Capital, Inc. is a Delaware corporation that was organized in 1998 as our wholly-owned subsidiary. At September 30, 2013, Third Capital, Inc. had consolidated assets of $81.1 million, and for the fiscal year ended September 30, 2013, Third Capital, Inc. had consolidated net income of $0.5 million. Third Capital, Inc. has no separate operations other than as the holding company for its operating subsidiaries, and as a minority investor or partner in other entities including minority investments in private equity funds. The following is a description of the entities, other than the private equity funds, in which Third Capital, Inc. is the owner, an investor or a partner.
Hazelmere Investment Group I, Ltd. This Ohio limited liability company engages in net lease transactions of commercial buildings in targeted markets. Third Capital, Inc. is a partner of this entity, receives a priority return on amounts contributed to acquire investment properties and has a 70% ownership interest in remaining earnings. Hazelmere Investment Group I, Ltd. incurred a net loss of $0.1 million million during the fiscal year ended September 30, 2013.
Third Cap Associates, Inc. This Ohio corporation maintains minority investments in private equity funds, and owns 49% and 60% of two title agencies that provide escrow and settlement services in the State of Ohio, primarily to customers of the Association. For the fiscal year ended September 30, 2013, Third Cap Associates, Inc. recorded net income of $0.9 million.
Third Capital Mortgage Insurance Company. This Vermont corporation reinsures (on a second tier, excess loss basis) private mortgage insurance on residential mortgage loans originated by the Association. For the fiscal year ended September 30, 2013, Third Capital Mortgage Insurance Company recorded net income of $0.1 million.

THIRD FEDERAL SAVINGS AND LOAN ASSOCIATION OF CLEVELAND
General
The Association is a federally chartered savings and loan association headquartered in Cleveland, Ohio that was organized in 1938. In May 1997, the Association reorganized into its current two-tier mutual holding company structure. The Association’s principal business consists of originating and servicing residential real estate mortgage loans and attracting retail savings deposits.
The Association’s business strategy is to originate mortgage loans with interest rates that are competitive with those of similar products offered by other financial institutions in its markets. Similarly, the Association offers high-yield checking accounts and high-yield savings accounts and certificate of deposit accounts, each bearing interest rates that are competitive with similar products offered by other financial institutions in its markets. The Association expects to continue to pursue this business philosophy. While this strategy does not enable the Association to earn the highest rates of interest on loans that it offers or to pay the lowest rates on its deposit accounts, the Association believes that this strategy is the primary reason for its successful growth in the past and will continue to be a successful strategy in the future.
The Association attracts retail deposits from the general public in the areas surrounding its main office and its branch offices. It also utilizes its internet website and its customer service call center to generate loan applications and attract retail deposits. In addition to residential real estate mortgage loans, the Association originates residential construction loans. Currently, the Association offers home equity lines of credit limited to specific geographic regions and subject to certain property and credit performance conditions. The Association retains in its portfolio a large portion of the loans that it originates. Loans that the Association sells consist primarily of long-term, fixed-rate residential real estate mortgage loans. However, in March 2013, the Association sold a pool of long-term, adjustable-rate residential real estate mortgage loans to a private investor. Since June 2010, the volume of loan sales has decreased significantly because, until May 2013, the Association had not adopted certain loan origination requirements for the sale of loans to FNMA that become effective on July 1, 2010. The Association retains the servicing rights on all loans that it sells. The Association’s revenues are derived primarily from interest on loans and, to a lesser extent, interest on interest-bearing deposits in other financial institutions, deposits maintained at the FRS, federal funds sold, and investment securities, including mortgage-backed securities. The Association also generates revenues from fees and service charges. The Association’s primary sources of funds are deposits, borrowings, principal and interest payments on loans and securities and proceeds from loan sales.
The Association’s website address is www.thirdfederal.com. Filings of the Company made with the SEC are available for free on the Association’s website. Information on that website is not and should not be considered a part of this document.
Market Area
The Association conducts its operations from its main office in Cleveland, Ohio, and from 38 additional, full-service branches and eight loan production offices located throughout the states of Ohio and Florida. In Ohio, the Association maintains 21 full-service offices located in the northeast Ohio counties of Cuyahoga, Lake, Lorain, Medina and Summit, four loan production offices located in the central Ohio county of Franklin and Delaware (Columbus, Ohio) and four loan production offices located in the southern Ohio counties of Butler and Hamilton (Cincinnati, Ohio). In Florida, the Association maintains 17 full-service branches located in the counties of Pasco, Pinellas, Hillsborough, Sarasota, Lee, Collier, Palm Beach and Broward. While the economies and housing markets in Ohio and Florida were negatively impacted by the 2008 financial crisis and its aftermath, more recently, signs of improvement have begun to surface and are reflected in improving credit metrics (delinquencies, charge-offs). During the past year, the trend in employment has been stable in Ohio and positive in Florida and the trend in housing prices has also generally been increasing in both regions. However, the strength and sustainability of the recovery is not assured as, on an absolute basis, unemployment remains high and the economy's fragility persists.
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

The majority of the Association’s deposits are held in its offices located in Cuyahoga County, Ohio. As of June 30, 2013 (the latest date for which information is publicly available), the Association had $4.6 billion of deposits in Cuyahoga County, and ranked third among all financial institutions with offices in the county in terms of deposits, with a market share of 11.88%. As of that date, the Association had $6.0 billion of deposits in the State of Ohio, and ranked ninth among all financial institutions in the state in terms of deposits, with a market share of 2.31%. As of June 30, 2013, the Association had $2.8 billion of deposits in the State of Florida, and ranked 22nd among all financial institutions in terms of deposits, with a market share of 0.64%.
As a part of the 2008 financial crisis as well as in the following years, the FDIC administered the resolution of hundreds of troubled financial institutions and the DIF incurred significant losses and the reserves of the DIF were substantially depleted. This depletion prompted re-examination of the method of assessing insured institutions and rebuilding the DIF. Further, the DFA, which was signed into law in July 2010, required that the FDIC amend its regulations to define “assessment base” as an insured institution’s average total assets minus average tangible equity during the assessment period. This revision had the effect of eliminating the funding cost advantage that borrowed funds generally had when compared to the funding cost associated with deposits. As a result, many financial institutions, including institutions that compete in our markets, have targeted retail deposit gathering as a more attractive funding source than borrowings, and have become more active and more competitive in their deposit product pricing. The combination of reduced demand by borrowers and more competition with respect to rates paid to depositors has created an increasingly difficult marketplace for attracting deposits, which could adversely affect future operating results.
From October 2012 through September 30, 2013, per data furnished by MarketTrac®, the Association had the second largest market share of conventional purchase mortgage loans originated in Cuyahoga County, Ohio. For the same period, it also had the third largest market share of conventional purchase mortgage loans originated in the seven northeast Ohio counties which comprise the Cleveland and Akron metropolitan statistical areas. In addition, based on the same statistics, the Association has consistently been one of the seven largest lenders in Franklin County (Columbus, Ohio) and one of the 10 largest lenders in Hamilton County (Cincinnati, Ohio) since it entered those markets in 1999.
The Association’s primary strategy for increasing and retaining its customer base is to offer competitive deposit and loan rates and other product features, delivered with exceptional customer service, in each of the markets it serves.
We rely on the Association’s 75-year history of serving its customers and the communities in which it operates, the Association’s high capital levels, and liquidity alternatives to maintain and nurture customer and marketplace confidence. The Company’s high capital ratio continues to reflect the beneficial impact of our April 2007 initial public offering, which raised net proceeds of $886 million. At September 30, 2013, our ratio of shareholders’ equity to total assets was 16.6%. Our liquidity alternatives include management and monitoring of the level of liquid assets held in our portfolio as well as the maintenance of alternative wholesale funding sources. At September 30, 2013, our liquidity ratio was 6.24% (which we compute as the sum of cash and cash equivalents plus unpledged investment securities for which ready markets exist, divided by total assets) and, through the Association, we had the ability to immediately borrow an additional $185.7 million from the FHLB of Cincinnati under existing credit arrangements along with $179.0 million from the Federal Reserve Bank of Cleveland. From the perspective of collateral value securing FHLB of Cincinnati advances, our capacity limit for additional borrowings beyond the immediately available limit at September 30, 2013 was $3.75 billion, subject to satisfaction of the FHLB of Cincinnati common stock ownership requirement. To satisfy the common stock ownership requirement we would have to increase our ownership of FHLB of Cincinnati common stock by an additional $75.1 million. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources.”
We continue to utilize a multi-faceted approach to support our efforts to instill customer and marketplace confidence. First, we provide thorough and timely information to all of our associates so as to prepare them for their day-to-day interactions with customers and other individuals who are not part of the Company. We believe that it is important that our customers and others sense the comfort level and confidence of our associates throughout their dealings. Second, we encourage our management team to maintain a presence and to be available in our branches and other areas of customer contact, so as to provide more opportunities for informal contact and interaction with our customers and community members. Third, our CEO remains accessible to both local and national media, as a spokesman for our institution as well as an observer and interpreter of financial marketplace situations and events. Fourth, we periodically include advertisements in local newspapers that display our strong capital levels and history of service. We also continue to emphasize our traditional tagline—“STRONG * STABLE * SAFE”—in our advertisements and branch displays. Finally, for customers who adhere to the old adage of trust but verify, we refer them to the safety/security rankings of a nationally recognized, independent rating organization that specializes in the evaluation of financial institutions, which has awarded the Association its highest rating during the last one hundred consecutive quarters.

Lending Activities
The Association’s principal lending activity is the origination of fixed-rate and adjustable-rate, first mortgage loans to purchase or refinance residential real estate. The Association also originates residential construction loans to individuals (for the construction of their personal residences by a qualified builder) and prior to June 28, 2010 originated a significant amount of home equity loans and lines of credit. Between June 28, 2010 and March 19, 2012 the Association suspended the acceptance of new home equity line of credit applications. Effective March 20, 2012, the Association began offering new home equity lines of credit to qualifying existing home equity customers. In February 2013 we modified the product design and offered the product to all customers in Ohio, Florida and selected counties in Kentucky and in April 2013 we extended the offer to both existing home equity customer and new consumers in Ohio, Florida and selected counties in Kentucky. Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation - Monitoring and Limiting Our Credit Risk for additional information regarding home equity loans and lines of credit. At September 30, 2013, residential real estate, fixed-rate and adjustable-rate, first mortgage loans totaled $8.30 billion, or 81.1% of our loan portfolio, home equity loans and lines of credit totaled $1.86 billion, or 18.2% of our loan portfolio, and residential construction loans totaled $72.4 million, or 0.7% of our loan portfolio. At September 30, 2013 adjustable-rate, residential real estate, first mortgage loans totaled $3.19 billion and comprised 31% of loan portfolio.

Loan Portfolio Composition. The following table sets forth the composition of the portfolio of loans held for investment, by type of loan segregated by geographic location for the periods indicated, excluding loans held for sale. The majority of our small construction portfolio is loans on properties located in Ohio and the balances of consumer loans are immaterial. Therefore, neither was segregated by geographic location.

	September 30,
	2013		2012		2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential non-Home Today(1)
Ohio	$5,947,791		$6,088,264		$5,691,614		$4,843,804		$4,582,542
Florida	1,465,907		1,396,612		1,269,242		1,168,701		1,285,426
Other	704,813		458,289		159,933		125,949		122,315
Total	8,118,511	79.4%	7,943,165	76.5%	7,120,789	71.5%	6,138,454	65.4%	5,990,283	64.0%
Residential Home Today
Ohio	170,206		199,456		252,879		268,983		279,835
Florida	7,826		8,540		10,784		10,940		11,128
Other	321		329		356		610		729
Total	178,353	1.7	208,325	2.0	264,019	2.6	280,533	3.0	291,692	3.1
Home equity loans and lines of credit(2)
Ohio	721,890		838,492		982,591		1,145,819		1,192,498
Florida	539,152		628,554		712,087		797,658		831,979
California	227,841		256,900		293,307		324,778		343,432
Other	369,515		431,550		503,213		580,435		615,094
Total	1,858,398	18.2	2,155,496	20.8	2,491,198	25.0	2,848,690	30.4	2,983,003	31.8
Construction	72,430	0.7	69,152	0.7	82,048	0.8	100,404	1.1	94,287	1.0
Consumer loans:
Automobile	—	—	—	—	—	—	1	—	35	—
Other loans	4,100	—	4,612	—	6,868	0.1	7,198	0.1	7,072	0.1
Total loans receivable	10,231,792	100.0%	10,380,750	100.0%	9,964,922	100.0%	9,375,280	100.0%	9,366,372	100.0%
Deferred loan fees, net	(13,171)		(18,561)		(19,854)		(15,283)		(10,463)
Loans in process	(42,018)		(36,736)		(37,147)		(45,008)		(41,076)
Allowance for loan losses	(92,537)		(100,464)		(156,978)		(133,240)		(95,248)
Total loans receivable, net	$10,084,066		$10,224,989		$9,750,943		$9,181,749		$9,219,585
 ______________________

(1)	See the Residential Real Estate Mortgage Loans section which follows for a description of Home Today and non-Home Today loans.

(2)	Includes bridge loans (loans where borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).

Loan Portfolio Maturities. The following table summarizes the scheduled repayments of the loan portfolio at September 30, 2013. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in the fiscal year ending September 30, 2014. Maturities are based on the final contractual payment date and do not reflect the impact of prepayments and scheduled principal amortization.

Due During the Years Ending September 30,	Residential Real Estate		Home Equity Loans and Lines of Credit(1)	Construction Loans	Consumer And Other Loans	Total
	Non-Home Today	Home Today
	(In thousands)
2014	$1,848	$1	$1,894	$1,413	$4,100	$9,256
2015	1,604	5	2,089	—	—	3,698
2016	7,571	24	2,986	—	—	10,581
2017 to 2018	87,034	646	8,339	—	—	96,019
2019 to 2023	1,017,589	2,812	93,343	221	—	1,113,965
2024 to 2028	1,594,274	1,816	1,316,149	10,218	—	2,922,457
2029 and beyond	5,408,591	173,049	433,598	60,578	—	6,075,816
Total	$8,118,511	$178,353	$1,858,398	$72,430	$4,100	$10,231,792
  ______________________

(1)	Includes bridge loans (loans where borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).
The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at September 30, 2013 that are contractually due after September 30, 2014.

	Due After September 30, 2014
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
Residential non-Home Today	$4,930,033	$3,186,630	$8,116,663
Residential Home Today	178,252	100	178,352
Home Equity Loans and Lines of Credit(1)	33,977	1,822,527	1,856,504
Construction	50,554	20,463	71,017
Consumer Loans:
Other	—	—	—
Total	$5,192,816	$5,029,720	$10,222,536
______________________

(1)	Includes bridge loans (loans where borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).
Residential Real Estate Mortgage Loans. The Association’s primary lending activity is the origination of residential real estate mortgage loans. A comparison of 2013 data to the corresponding 2012 data can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.” The Association currently offers fixed-rate conventional mortgage loans with terms of 30 years or less that are fully amortizing with monthly loan payments, and adjustable-rate mortgage loans that amortize over a period of up to 30 years, provide an initial fixed interest rate for three or five years and then adjust annually. Effective March 11, 2009, the Association discontinued offering adjustable-rate, “interest only” residential real estate mortgage loans, where the borrower pays interest for an initial period (one, three or five years), after which the loan converts to a fully amortizing loan. At September 30, 2013, “interest only” residential real estate mortgage loans totaled $2.4 million.
Historically, residential real estate mortgage loans were generally underwritten according to FNMA’s dollar limit requirements, and the Association referred to these loans that conform to such limits as “conforming loans.” Effective July 1, 2010, FNMA, the Association’s primary loan investor, implemented certain loan origination requirement changes affecting loan eligibility that, prior to May 2013, we had not fully adopted, as explained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation - Controlling Our Interest Rate Risk Exposure. The Association generally originates both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Office of Federal Housing Enterprise Oversight, which is currently $417,000 and $625,000, respectively, for single-family homes in most of our lending markets. The Association also originates loans in amounts that exceed the lending limit for conforming loans, which the Association refers to as “jumbo loans.” The Association generally underwrites jumbo loans in a manner similar to conforming loans. Jumbo loans are not uncommon in the Association’s market areas. During periods of high market activity, these jumbo loans are generally eligible for sale to various firms that specialize in purchasing non-conforming loans although, since the beginning of the 2008 recessionary period, there has been very limited activity with respect to the sale of non-conforming loans.
The Association has always considered the promotion of home ownership a primary goal. In that regard, it has historically offered affordable housing programs in all of its market areas. These programs are targeted toward low- and moderate-income home buyers. The Association’s primary program is called Home Today and is described in detail below. Prior to March 27, 2009, loans originated under the Home Today program had higher risk characteristics. The Association did not classify Home Today as a sub-prime lending program based on the exclusion provided to community development loans in the Expanded Guidance for Sub-prime Lending issued by the OTS and the OCC. During the last several years, attention has focused on sub-prime lending and its negative effect on borrowers and financial markets. Borrowers in the Home Today program are not charged higher fees or interest rates than non-Home Today borrowers. These loans are not interest only or negative amortizing and contain no low initial payment features or adjustable interest rates, which are features often associated with sub-prime lending. While the credit risk profiles of the Association’s borrowers in the Home Today program are generally higher risk than the credit risk profiles of its non-Home Today borrowers, the Association attempts to mitigate that higher risk through the use of private mortgage insurance and continued pre- and post-purchase counseling. The Association’s philosophy has been to provide borrowers the opportunity for home ownership within their financial means. Effective March 27, 2009, the Home Today underwriting guidelines were revised to be substantially the same as for the Association’s traditional first mortgage product.
Prior to March 27, 2009, through the Home Today program, the Association originated loans with its standard terms to borrowers who might not have otherwise qualified for such loans. After March 27, 2009 borrowers under the Home Today program are subject to substantially the same qualification requirements as non-Home Today borrowers. To qualify for the Association’s Home Today program, a borrower must complete financial management education and counseling and must be referred to the Association by a sponsoring organization with which the Association has partnered as part of the program. Borrowers must meet a minimum credit score threshold. The Association will originate loans with a loan-to-value ratio of up to 90% through its Home Today program, provided that any loan originated through this program with a loan-to-value ratio in excess of 80% must meet the underwriting criteria mandated by the Association's private mortgage insurance carrier. Because the Association previously applied less stringent underwriting and credit standards to these loans, the vast majority of loans originated under the Home Today program generally has greater credit risk than our traditional residential real estate mortgage loans. Effective October 2007, the private mortgage insurance carrier that provides coverage for the Home Today loans with loan-to-value ratios in excess of 80% imposed more restrictive lending requirements that have decreased the volume of Home Today lending, which decrease we expect will continue. As of September 30, 2013, the Association had $178.4 million of loans outstanding that were originated through its Home Today program, most of which were originated prior to March 27, 2009. Originations under the Home Today program have decreased significantly as a result of these new requirements. At September 30, 2013, of the loans that were originated under the Home Today program, 18.8% were delinquent 30 days or more in repayments, compared to 0.9% for the portfolio of non-Home Today loans as of that date. At September 30, 2013, $18.3 million, or 10.4%, of loans originated under the Home Today program were delinquent 90 days and over and $34.8 million of Home Today loans were non-accruing loans, representing 22.3% of total non-accruing loans as of that date. See “—Non-performing Assets and Restructured Loans—Delinquent Loans” for a discussion of the asset quality of this portion of the Association’s loan portfolio.
Prior to November 25, 2008 the Association also originated loans under its high loan-to-value program. These loans had initial loan-to-value ratios of 90% or greater and could be as high as 95%. To qualify for this program, the loan applicant was required to satisfy more stringent underwriting criteria (credit score, income qualification, and other criteria). Borrowers did not obtain private mortgage insurance with respect to these loans. High LTV loans were originated with higher interest rates than the Association’s other residential real estate loans. The Association believes that the higher credit quality of this portion of the portfolio offsets the risk of not requiring private mortgage insurance. While these loans were not initially covered by private mortgage insurance, the Association had negotiated with a private mortgage insurance carrier a contract under which, at the Association’s option, a pre-determined dollar amount of qualifying loans could be grouped and submitted to the carrier for pooled private mortgage insurance coverage. As of September 30, 2013, the Association had $163.6 million of loans outstanding that were originated through its High LTV program, $141.6 million of which the Association has insured through the private mortgage insurance carrier. The High LTV program was suspended on November 25, 2008.
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
The Association actively monitors its interest rate risk position to determine the desirable level of investment in fixed-rate mortgages. Prior to July 2010, depending primarily on market interest rates and its capital and liquidity positions, the Association elected to: (1) retain all of its newly originated longer-term fixed-rate residential mortgage loans, (2) sell all or a portion of such loans in the secondary mortgage market to FNMA or other purchasers; or (3) securitize such loans by selling the loans in exchange for mortgage-backed securities. Securitized loans can be sold more readily to meet liquidity or interest rate risk management needs, and have a lower risk-weight than the underlying loans, which reduces the Association’s regulatory capital requirements.
The Association currently retains the servicing rights on all loans sold in order to generate fee income and reinforce its commitment to customer service. These one- to four-family residential mortgage real estate loans were underwritten generally to FNMA guidelines and comply with applicable federal, state and local laws. At the time of the closing of these loans the Association owned the loans and subsequently sold them to FNMA and others providing normal and customary representations and warranties, including representations and warranties related to compliance, generally with FNMA underwriting standards. At the time of sale, the loans were free from encumbrances except for the mortgages filed by the Association which, with other underwriting documents, were subsequently assigned and delivered to FNMA and others. For the fiscal years ended September 30, 2013 and 2012, the Association recognized servicing fees, net of amortization, related to these servicing rights of $5.4 million and $7.3 million, respectively. As of September 30, 2013 and 2012, the principal balance of loans serviced for others totaled $2.97 billion and $3.81 billion, respectively. At September 30, 2013, substantially all of the loans serviced for FNMA and others were performing in accordance with their contractual terms and management believes that it has no material repurchase obligations associated with these loans. However, an accrual for $4.2 million has been established for potential repurchase or loss reimbursement requests at September 30, 2013. Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Policies: Mortgage Servicing Rights for further discussion.
The Association currently offers “Smart Rate” adjustable-rate mortgage loan products secured by residential properties with interest rates that are fixed for an initial period of three or five years, after which the interest rate generally resets every year based upon a contractual spread or margin above the Prime Rate as published in the Wall Street Journal. These adjustable-rate mortgages provide the borrower with an attractive rate reset option, based on the Association’s then current lending rates. Prior to July 2010, the Association’s adjustable-rate mortgage loan products secured by residential properties offered interest rates that were fixed for an initial period ranging from one year to five years, after which the interest rate generally reset every year based upon a contractual spread or margin above the average yield on U.S. Treasury securities, adjusted to a constant maturity of one year, as published weekly by the FRS Board (“Traditional ARM”). All of the Association’s adjustable-rate mortgage loans are subject to periodic and lifetime limitations on interest rate changes. Prior to March 11, 2009, the Association offered mortgage loans where the borrower paid only interest for a portion of the loan term (“Interest-only ARM”). All of its adjustable-rate mortgage loans with initial fixed-rate periods of one, three or five years have initial and periodic caps of two percentage points on interest rate changes, with a cap of six percentage points for the life of the loan for Traditional ARM and Interest-only ARM loans and five or six percentage points for the life of Smart Rate loans. Previously, the Association also offered Traditional ARM loans with an initial fixed-rate period of seven years. Loans originated under that program, which was discontinued in August 2007, had an initial cap of five percentage points on the changes in interest rate, with a two percentage point cap on subsequent changes and a cap of five percentage points for the life of the loan. Many of the borrowers who select adjustable-rate mortgage loans have shorter-term credit needs than those who select long-term, fixed-rate mortgage loans. The Association will permit borrowers to convert non-“Smart Rate” adjustable-rate mortgage loans into fixed-rate mortgage loans at no cost to the borrower. The Association has never offered “Option ARM” loans, where borrowers can pay less than the interest owed on their loan, resulting in an increased principal balance during the life of the loan. At September 30, 2013, "Smart Rate" adjustable-rate mortgage loans totaled $2.97 billion, or 92.7% of the adjustable-rate mortgage loan portfolio, Traditional ARMs totaled $230.2 million, or 7.2% of the adjustable-rate mortgage loan portfolio, and Interest-only ARMs totaled $2.4 million, or 0.1% of the adjustable-rate mortgage loan portfolio.
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
The Association requires title insurance on all of its residential real estate mortgage loans. The Association also requires that borrowers maintain fire and extended coverage casualty insurance (and, if appropriate, flood insurance up to $250 thousand) in an amount at least equal to the lesser of the loan balance or the replacement cost of the improvements. A majority of its residential real estate mortgage loans have a mortgage escrow account from which disbursements are made for real estate taxes and to a lesser extent for real estate taxes and flood insurance. The Association does not conduct environmental testing on residential real estate mortgage loans unless specific concerns for hazards are identified by the appraiser used in connection with the origination of the loan.
Home Equity Loans and Home Equity Lines of Credit. Prior to June 28, 2010, the Association offered home equity loans and home equity lines of credit, which were primarily secured by a second mortgage on residences. The Association also offered a home equity lending product that was secured by a third mortgage, although the Association only originated this loan to borrowers where the Association also held the second mortgage. Between June 28, 2010 and March 19, 2012, we suspended the acceptance of new home equity credit applications with the exception of bridge loans and, in accordance with a reduction plan that was accepted by our primary federal banking regulator in December 2010, we actively pursued strategies to decrease the outstanding balance of our home equity lending portfolio as well as our exposure to undrawn home equity lines of credit. During the quarter ended June 30, 2011, we achieved the balance and exposure reduction targets included in the home equity lending reduction plan. Beginning March 20, 2012, we again offered new home equity lines of credit to qualifying existing home equity customers. In February 2013 we further modified the product design and in April 2013 we extended the offer to both existing home equity customers and new consumers in Ohio, Florida and selected counties in Kentucky. These offers were, and are, subject to certain property and credit performance conditions which are described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation - Controlling Our Interest Rate Risk Exposure. At September 30, 2013 and 2012, home equity loans totaled $165.5 million, or 1.6%, and $179.0 million, or 1.7%, respectively, of total loans receivable (which includes $128.9 million and $124.3 million respectively, of home equity lines of credit which are in the amortization period and no longer eligible to be drawn upon), and home equity lines of credit totaled $1.69 billion, or 16.5%, and $1.97 billion, or 19.0%, respectively, of total loans receivable. Additionally, at September 30, 2013 and 2012, the unadvanced amounts of home equity lines of credit totaled $1.14 billion and $1.31 billion, respectively.
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
Bridge loans, where a borrower can utilize the existing equity in their current home to fund the purchase of a new home before the current home is sold, totaled $1.5 million, or 0.01% and $2.0 million, or 0.02% of total loans receivable, as of September 30, 2013, and 2012, respectively. Bridge loans are originated for a one-year term, with no prepayment penalties. These loans have fixed interest rates, and are currently limited to a combined 80% loan-to-value ratio (first and second mortgage liens). The Association charges a closing fee with respect to bridge loans.

The following table sets forth credit exposure, principal balance, percent delinquent 90 days or more, the mean CLTV percent at the time of origination and the current CLTV percent of our home equity loans, home equity lines of credit and bridge loan portfolio as of September 30, 2013. Home equity lines of credit in the draw period are by geographical distribution:

	Credit Exposure	Principal Balance	Percent Delinquent 90 days or more	Mean CLTV Percent at Origination(2)	Current Mean CLTV Percent(3)
	(Dollars in thousands)
Home equity lines of credit in draw period (by state):
Ohio	$1,276,155	$626,669	0.48%	61%	64%
Florida	720,679	523,526	0.61%	63%	84%
California	296,297	215,890	0.43%	68%	76%
Other(1)	533,952	325,316	0.20%	63%	69%
Total home equity lines of credit in draw period	2,827,083	1,691,401	0.46%	62%	70%
Home equity lines in repayment, home equity loans and bridge loans	166,997	166,997	2.51%	67%	55%
Total	$2,994,080	$1,858,398	0.65%	62%	68%
______________________

(1)	No individual other state has a committed or drawn balance greater than 5% of the total.

(2)	Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.

(3)
Current Mean CLTV is based on best available first mortgage and property values as of September 30, 2013. Beginning in the quarter ending September 30, 2013, property values are estimated using Home Price Index (HPI) data published by the Federal Housing Finance Agency (FHFA) as compared to the use of Automated Valuation Models (AVM) in prior periods. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.

At September 30, 2013, 42.6% of our home equity lending portfolio was either in first lien position (24.9%) or was in a subordinate (second) lien position behind a first lien that we held (7.2%) or behind a first lien that was held by a loan that we serviced for others (10.5%). At September 30, 2013, 18.7% of our home equity line of credit portfolio makes only the minimum payment on their outstanding line balance.

The following table sets forth credit exposure, principal balance, percent delinquent 90 days or more, the mean CLTV percent at the time of origination and the current mean CLTV percent of our home equity loans, home equity lines of credit and bridge loan portfolio as of September 30, 2013. Home equity lines of credit in the draw period are included in the year originated:

	Credit Exposure	Principal Balance	Percent Delinquent 90 days or more	Mean CLTV Percent at Origination(1)	Current Mean CLTV Percent(2)
	(Dollars in thousands)
Home equity lines of credit in draw period:
2003 and prior	$600,708	$313,259	0.52%	56%	58%
2004	154,816	86,033	0.93%	68%	68%
2005	108,059	65,987	1.17%	68%	75%
2006	258,323	169,170	0.64%	66%	81%
2007	402,948	285,958	0.49%	67%	84%
2008	838,078	548,242	0.37%	64%	72%
2009	346,822	174,298	0.09%	56%	62%
2010	30,635	13,664	—%	58%	58%
2011 (3)	232	141	—%	39%	63%
2012	29,642	13,850	—%	52%	51%
2013	56,820	20,799	—%	59%	58%
Total home equity lines of credit in draw period	2,827,083	1,691,401	0.46%	62%	70%
Home equity lines in repayment, home equity loans and bridge loans	166,997	166,997	2.51%	67%	55%
Total	$2,994,080	$1,858,398	0.65%	62%	68%
______________________

(1)	Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.

(2)
Current Mean CLTV is based on best available first mortgage and property values as of September 30, 2013. Beginning in the quarter ending September 30, 2013, property values are estimated using Home Price Index (HPI) data published by the Federal Housing Finance Agency (FHFA) as compared to the use of Automated Valuation Models (AVM) in prior periods. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.

(3)	Amounts represent home equity lines of credit that were previously originated, and that were closed and subsequently replaced in 2011.
In general, the home equity line of credit product originated prior to June 2010 (when new home equity lending was temporarily suspended) was characterized by a ten year draw period followed by a ten year repayment period; however, there were two types of transactions that could result in a draw period that extended beyond ten years. The first transaction involved customer requests for increases in the amount of their home equity line of credit. When the customer’s credit performance and profile supported the increase, the draw period term was reset for the ten year period following the date of the increase in the home equity line of credit amount. A second transaction that impacted the draw period involved extensions. For a period of time prior to June 2008, the Association had a program that evaluated home equity lines of credit that were nearing the end of their draw period and made a determination as to whether or not the customer should be offered an additional ten year draw period. If the account and customer met certain pre-established criteria, an offer was made to extend the otherwise expiring draw period by ten years from the date of the offer. If the customer chose to accept the extension, the origination date of the account remained unchanged but the account would have a revised draw period that was extended by ten years. As a result of these two programs, the reported draw periods for certain home equity line of credit accounts exceed ten years.
As shown in the table above, the percents of loans delinquent 90 days or more (seriously delinquent) originated during the years preceding the 2008 financial and housing crisis are comparatively higher than the years following 2008. Those years saw rapidly increasing housing prices, especially in our Florida market. As the housing prices have declined along with the general economic downturn coupled with higher unemployment, we see that reflected in delinquencies for those years. Home equity lines of credit originated during those years also saw higher loan amounts, higher permitted loan-to-value ratios, and lower credit scores. Reflective of the general decrease in housing values since 2006, current mean CLTV percentages are higher than the mean CLTV percentages at origination.

In light of the past weakness in the housing market, the current level of delinquencies and the uncertainty with respect to future employment levels and economic prospects, we currently conduct an expanded loan level evaluation of our home equity lines of credit which are delinquent 90 days or more.
The following table sets forth the breakdown of current mean CLTV percentages for our home equity lines of credit in the draw period as of September 30, 2013.

	Credit Exposure	Principal Balance	Percent of Total	Percent Delinquent 90 days or More	Mean CLTV Percent at Origination(2)	Current Mean CLTV Percent(3)
	(Dollars in thousands)
Home equity lines of credit in draw period (by current mean CLTV):
< 80%	$1,789,885	$911,449	53.9%	0.55%	54%	54%
80 - 89.9%	412,899	267,148	15.8%	0.52%	76%	85%
90 - 100%	241,310	176,526	10.4%	0.36%	80%	95%
> 100%	342,896	312,436	18.5%	0.18%	79%	124%
Unknown (1)	40,093	23,842	1.4%	1.05%	56%	(1)
	$2,827,083	$1,691,401	100.0%	0.46%	62%	70%
______________________

(1)	Market data necessary for stratification is not readily available.

(2)	Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.

(3)
Current Mean CLTV is based on best available first mortgage and property values as of September 30, 2013. Beginning in the quarter ending September 30, 2013, property values are estimated using Home Price Index (HPI) data published by the Federal Housing Finance Agency (FHFA) as compared to the use of Automated Valuation Models (AVM) in prior periods. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.

Construction Loans. The Association originates construction loans for the construction of single-family residences and previously, originated such loans for the purchase of developed lots. Construction loans are offered to individuals for the construction of their personal residences by a qualified builder (construction/permanent loans), and were previously offered to qualified builders (builder loans). At September 30, 2013, construction loans totaled $72.4 million, or 0.7% of total loans receivable. At September 30, 2013, the unadvanced portion of these construction loans totaled $42.0 million.
The Association’s construction/permanent loans generally provide for disbursements to the builder or sub-contractors during the construction phase as work progresses. During the construction phase, the borrower only pays interest on the drawn balance. Upon completion of construction, the loan converts to a permanent amortizing loan without the expense of a second closing. The Association offers construction/permanent loans with fixed or adjustable rates, and a current maximum loan-to-completed-appraised value ratio of 80%. At September 30, 2013, the Association’s construction/permanent loans totaled $70.9 million, or 0.7% of total loans receivable.
The Association’s builder loans consisted of loans for homes that had been pre-sold as well as loans to developers that build homes before a buyer has been identified. Effective August 30, 2011, the Association made the strategic decision to exit the commercial construction loan business and ceased accepting new builder relationships. Builder commitments in place at that time were honored for a limited period, giving our customers the ability to secure new borrowing relationships. The net builder loan portfolio as of September 30, 2013 is $1.4 million, which represents an 82% decrease from September 30, 2012.
Construction financing generally involves greater credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction cost proves to be inaccurate, the Association may be required to advance additional funds beyond the amount originally committed in order to protect the value of the property. Moreover, if the estimated value of the completed project proves to be inaccurate, the borrower may hold a property with a value that is insufficient to assure full repayment of the construction loan upon the sale of the property. This is more likely to occur when home prices are falling.
Loan Originations, Purchases, Sales, Participations and Servicing. Lending activities are conducted primarily by the Association’s loan personnel (all of whom are salaried employees) operating at our main and branch office locations and at our loan production offices. All loans that the Association originates are underwritten pursuant to its policies and procedures, which are generally consistent with FNMA underwriting guidelines, subject to the discussion below. The Association originates both adjustable-rate and fixed-rate loans and advertises extensively throughout its market area. Its ability to originate fixed- or adjustable-rate loans is dependent upon the relative customer demand for such loans, which is affected by current market interest rates as well as anticipated future market interest rates. The Association’s loan origination and sales activity may be adversely affected by a rising interest rate environment or economic recession, which typically results in decreased loan demand. Most of the Association’s residential real estate mortgage loan originations are generated by its in-house loan representatives, by referrals from existing or past customers, by referrals from local builders and real estate brokers, from calls to its telephone call center and from the internet. From 2005 to October 2010, the Association maintained a relationship with one mortgage broker, which is affiliated with a national builder.
The Association decides whether to retain the loans that it originates, sell loans in the secondary market or securitize loans after evaluating current and projected market interest rates, its interest rate risk objectives, its liquidity needs and other factors. The Association sold $349.2 million of long-term, fixed-rate and adjustable-rate residential real estate mortgage loans (all on a servicing retained basis) during the fiscal year ended September 30, 2013. As described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation - Controlling Our Interest Rate Risk Exposure, effective July 1, 2010, FNMA, historically the Association’s primary loan investor, implemented certain loan origination requirement changes affecting loan eligibility that, prior to May 2013, we had not adopted. During the fiscal year ended September 30, 2013, the Association sold long-term fixed-rate and adjustable-rate loans on a servicing retained basis, as non-agency whole loans in the secondary market. As described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation - Controlling Our Interest Rate Risk Exposure, in May 2013, we implemented loan origination changes with respect to a portion of our loan originations, which upon review and approval by FNMA, which was received on November 15, 2013, will allow that portion of our first mortgage loan originations that were processed using the revised procedures to be eligible for securitization and sale in FNMA mortgage backed security form. The balance of loans held for sale was $4.2 million at September 30, 2013 all of which were originated pursuant to the stipulations of FNMA's HARP II.
Historically, the Association has retained the servicing rights on all residential real estate mortgage loans that it has sold, and intends to continue this practice in the future. At September 30, 2013, the Association serviced loans owned by others with a principal balance of $2.97 billion, including $5.6 million of loans sold to FNMA subject to recourse. All recourse sales occurred prior to the year 2000. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. The Association retains a portion of the interest paid by the borrower on the loans it services as consideration for its servicing activities. The Association did not enter into any loan participations during the fiscal year ended September 30, 2013 and does not expect to do so in the near future.
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
Non-performing Assets and Restructured Loans; Collection Procedures. Within 15 days of a borrower’s delinquency, the Association attempts personal, direct contact with the borrower to determine the reason for the delinquency, to ensure that the borrower correctly understands the terms of the loan and to emphasize the importance of making payments on or before the due date. If necessary, subsequent late charges and delinquent notices are issued and the borrower’s account will be monitored on a regular basis thereafter. The Association also mails system-generated reminder notices on a monthly basis. When a loan is more than 30 days past due, the Association attempts to contact the borrower and develop a plan of repayment. By the 90th day of delinquency, the Association may recommend foreclosure. By this date, if a repayment agreement has not been established, or if an agreement is established but is subsequently broken, the borrower’s credit file is reviewed and, if considered necessary, the loan will be evaluated for impairment. For further discussion on evaluating loans for impairment, see Note 5. LOANS AND ALLOWANCE FOR LOAN LOSSES. A summary report of all loans 30 days or more past due is provided to the Association’s Board of Directors.
Loans are placed in non-accrual status when they are contractually 90 days or more past due or if collection of principal or interest in full is in doubt. Loans modified in troubled debt restructurings that were in non-accrual status prior to the restructurings remain in non-accrual status for a minimum of six months. Beginning with the quarter ended March 31, 2012, home equity loans and lines of credit which are subordinate to a first mortgage lien where the customer is seriously delinquent, are also placed in non-accrual status. Beginning in the quarter ended September 30, 2012, loans in Chapter 7 bankruptcy status where all borrowers have been discharged from their mortgage obligation are also placed in non-accrual status. For discussion on interest recognition, see Note 5. LOANS AND ALLOWANCE FOR LOAN LOSSES.

The table below sets forth the recorded investments and categories of our non-performing assets and troubled debt restructurings at the dates indicated.

	September 30,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
Residential non-Home Today	$91,048	$105,780	$125,014	$135,109	$99,576
Residential Home Today	34,813	41,087	69,602	91,985	84,284
Home equity loans and lines of credit(1)(2)	29,943	35,316	36,872	54,481	59,762
Construction	41	377	3,770	4,994	11,553
Consumer and other loans	—	—	—	1	1
Total non-accrual loans(3)(4)(5)(6)	155,845	182,560	235,258	286,570	255,176
Real estate owned	22,666	19,647	19,155	15,912	17,697
Other non-performing assets	—	—	—	—	—
Total non-performing assets	$178,511	$202,207	$254,413	$302,482	$272,873
Ratios:
Total non-accrual loans to total loans	1.53%	1.77%	2.37%	3.08%	2.74%
Total non-accrual loans to total assets	1.38%	1.58%	2.16%	2.59%	2.41%
Total non-performing assets to total assets	1.58%	1.76%	2.34%	2.73%	2.57%
Troubled debt restructurings (not included in non-accrual loans above):
Real estate loans:
Residential non-Home Today	$63,045	$66,988	$50,841	$39,167	$21,278
Residential Home Today	46,435	57,168	67,240	47,601	20,817
Home equity loans and lines of credit(1)	7,092	9,761	2,171	3,430	2,301
Construction	259	613	863	—	—
Consumer and other loans	—	—	—	—	—
Total(7)	$116,831	$134,530	$121,115	$90,198	$44,396
______________________

(1)	Includes bridge loans (loans where borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).

(2)
The totals at September 30, 2013 and 2012 include $5.3 million and $8.8 million of performing home equity lines of credit, pursuant to regulatory guidance regarding senior lien delinquency issued in January 2012.

(3)
At September 30, 2013, 2012, 2011 and 2010 includes $54.3 million, $47.7 million, $16.5 million and $32.2 million respectively, in troubled debt restructurings which are less than 90 days past due but included with non-accrual loans for a minimum period of six months from the restructuring date due to their non-accrual status prior to restructuring, because they have been partially charged off, or because all borrowers have been discharged of their obligation through a Chapter 7 bankruptcy (see note 6 below). At September 30, 2009, troubled debt restructurings that would have remained in non-accrual loans due to their accrual status prior to restructuring were not material and therefore were not included with non-accrual loans at that reporting date.

(4)
Includes $30.6 million, $39.1 million, $28.6 million, $12.3 million, and $1.9 million in troubled debt restructurings that are 90 days or more past due as of September 30, 2013, 2012, 2011, 2010, and 2009, respectively.

(5)
During the quarter ended December 31, 2011, in accordance with an OCC directive, our SVAs (which had a balance of $55.5 million as of September 30, 2011) were charged off, which reduced the balance of non-accrual loans.

(6)
At September 30, 2013 and 2012, the recorded investment in non-accrual status loans includes $34.0 million and $30.6 million respectively, of performing loans in Chapter 7 bankruptcy status where all borrowers have been discharged of their obligation.

(7)
At September 30, 2013 and 2012, $15.7 million and $20.5 million respectively, of accruing, performing loans in Chapter 7 bankruptcy status, where at least one borrower has been discharged of their obligation, are reported as troubled debt restructurings per the BAAS interpretive guidance issued in July 2012.

The gross interest income that would have been recorded during the year ended September 30, 2013 on non-accrual loans if they had been accruing during the entire period and troubled debt restructurings if they had been current and performing in accordance with their original terms during the entire period was $15.0 million. The interest income recognized on those loans included in net income for the year ended September 30, 2013 was $7.5 million.
At September 30, 2013, 2012, 2011, 2010 and 2009, the recorded investment of impaired loans includes accruing troubled debt restructurings and loans that are returned to accrual status when contractual payments are less than 90 days past due. These loans continue to be individually evaluated for impairment until contractual payments are less than 30 days past due. Also, the recorded investment of non-accrual loans includes loans that are not included in the recorded investment of impaired loans because they are included in loans collectively evaluated for impairment. The table below sets forth the recorded investments and categories between non-accrual loans and impaired loans at the dates indicated.

	At or For the Years Ended September 30,
	2013	2012	2011	2010	2009
Non-Accrual Loans	$155,845	$182,560	$235,258	$286,570	$255,176
Accruing TDRs	116,831	134,530	121,115	90,243	44,400
Performing Impaired	7,761	2,776	7,975	8,600	6,400
Collectively Evaluated	(17,396)	(20,996)	(24,576)	(44,700)	(87,200)
Total Impaired loans	$263,041	$298,870	$339,772	$340,713	$218,776
The level of loan modifications has decreased, resulting in $201.7 million of total (accrual and non-accrual) troubled debt restructurings recorded at September 30, 2013, a $19.7 million decrease from September 30, 2012. Of the $201.7 million of troubled debt restructurings recorded at September 30, 2013, $110.8 million is in the residential, non-Home Today portfolio and $70.0 million is in the Home Today portfolio.
Troubled debt restructuring is a method increasingly used to help families keep their homes and preserve our neighborhoods. This involves making changes to the borrowers’ loan terms through interest rate reductions, either for a specific period or for the remaining term of the loan; term extensions including those beyond that provided in the original agreement; principal forgiveness; capitalization of delinquent payments in special situations; or some combination of the above. Loans discharged through Chapter 7 bankruptcy are also reported as TDRs per OCC interpretive guidance issued in July 2012. For discussion on impairment measurement, see Note 5. LOANS AND ALLOWANCE FOR LOAN LOSSES.

The following table sets forth the recorded investments of accrual and non-accrual troubled debt restructurings, by the types of concessions granted as of September 30, 2013.

	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Modifications	Bankruptcy	Total
	(In thousands)
Accrual
Residential non-Home Today	$14,675	$1,140	$10,310	$17,038	$10,743	$9,139	$63,045
Residential Home Today	9,934	—	5,643	15,701	13,834	1,323	46,435
Home equity loans and lines of credit	82	596	622	225	327	5,240	7,092
Construction	—	259	—	—	—	—	259
Total	$24,691	$1,995	$16,575	$32,964	$24,904	$15,702	$116,831
Non-Accrual, Performing
Residential non-Home Today	$1,005	$302	$628	$2,921	$5,444	$19,317	$29,617
Residential Home Today	2,950	32	1,545	886	4,458	3,772	13,643
Home equity loans and lines of credit	—	—	—	—	139	10,912	11,051
Construction	—	—	—	—	—	—	—
Total	$3,955	$334	$2,173	$3,807	$10,041	$34,001	$54,311
Non-Accrual, Non-Performing
Residential non-Home Today	$2,181	$228	$1,835	$1,268	$1,546	$11,074	$18,132
Residential Home Today	1,971	99	1,919	1,744	2,706	1,452	9,891
Home equity loans and lines of credit	—	—	53	—	95	2,360	2,508
Construction	—	19	—	—	—	—	19
Total	$4,152	$346	$3,807	$3,012	$4,347	$14,886	$30,550
Total Troubled Debt Restructurings
Residential non-Home Today	$17,861	$1,670	$12,773	$21,227	$17,733	$39,530	$110,794
Residential Home Today	14,855	131	9,107	18,331	20,998	6,547	69,969
Home equity loans and lines of credit	82	596	675	225	561	18,512	20,651
Construction	—	278	—	—	—	—	278
Total	$32,798	$2,675	$22,555	$39,783	$39,292	$64,589	$201,692

Troubled debt restructurings in accrual status are loans accruing interest and performing according to the terms of the restructuring. To be performing, a loan must be less than 90 days past due as of the report date. Non-accrual, performing status indicates that a loan was not accruing interest at the time of modification, continues not to accrue interest and is performing according to the terms of the restructuring, but has not been current for at least six months since its modification or is being classified as non-accrual per the OCC guidance on loans in Chapter 7 bankruptcy status, where all borrowers have been discharged of their obligation. Non-accrual, non-performing status includes loans that are not accruing interest because they are greater than 90 days past due and therefore not performing according to the terms of the restructuring.
Since August 2008, 47.0% of loans modified through the Association's restructuring program are for borrowers who are current on their loans but who request a modification due to a recent or impending event that has caused or will cause a temporary financial strain and who receive concessions that would otherwise not be considered.

Delinquent Loans. The following tables set forth the number and recorded investment in loan delinquencies by type, segregated by geographic location and severity of delinquency at the dates indicated. The majority of our small construction portfolio consists of loans on properties located in Ohio and there were no delinquencies in the consumer and other loan portfolios; therefore, neither was segregated.

	Loans Delinquent For
	30-89 Days		90 Days or Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
September 30, 2013
Real estate loans:
Residential non-Home Today
Ohio	165	$17,064	340	$31,498	505	$48,562
Florida	17	2,743	200	24,405	217	27,148
Other	3	465	3	581	6	1,046
Total Residential non-Home Today	185	20,272	543	56,484	728	76,756
Residential Home Today
Ohio	213	14,213	377	17,748	590	31,961
Florida	6	373	16	593	22	966
Total Residential Home Today	219	14,586	393	18,341	612	32,927
Home equity loans and lines of credit(1)
Ohio	151	5,304	200	5,132	351	10,436
Florida	56	4,228	170	3,589	226	7,817
California	9	749	27	1,479	36	2,228
Other	30	1,990	49	1,842	79	3,832
Total Home equity loans and lines of credit	246	12,271	446	12,042	692	24,313
Construction	—	—	2	41	2	41
Consumer and other loans	—	—	—	—	—	—
Total	650	$47,129	1,384	$86,908	2,034	$134,037

	Loans Delinquent For
	30-89 Days		90 Days or Over		Total
	Number	Amount	Number	Amount	Number	Amount
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
	(Dollars in thousands)
September 30, 2010
Real estate loans:
Residential non-Home Today
Ohio	215	$21,182	582	$68,845	797	$90,027
Florida	42	8,597	244	51,765	286	60,362
Other	5	902	4	991	9	1,893
Total Residential non-Home Today	262	30,681	830	121,601	1,092	152,282
Residential Home Today
Ohio	230	20,879	807	72,265	1,037	93,144
Florida	9	927	26	2,566	35	3,493
Total Residential Home Today	239	21,806	833	74,831	1,072	96,637
Home equity loans and lines of credit(1)
Ohio	223	6,830	354	16,255	577	23,085
Florida	118	9,979	233	23,277	351	33,256
California	16	1,401	27	3,584	43	4,985
Other	49	3,167	111	10,832	160	13,999
Total Home equity loans and lines of credit	406	21,377	725	53,948	1,131	75,325
Construction	2	558	31	3,980	33	4,538
Consumer and other loans	—	—	2	1	2	1
Total	909	$74,422	2,421	$254,361	3,330	$328,783

	Loans Delinquent For
	30-89 Days		90 Days or Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
September 30, 2009
Real estate loans:
Residential non-Home Today
Ohio	212	$22,064	564	$59,146	776	$81,210
Florida	40	8,545	177	39,493	217	48,038
Other	1	181	4	937	5	1,118
Total Residential non-Home Today	253	30,790	745	99,576	998	130,366
Residential Home Today
Ohio	288	24,865	888	81,777	1,176	106,642
Florida	8	841	25	2,507	33	3,348
Total Residential Home Today	296	25,706	913	84,284	1,209	109,990
Home equity loans and lines of credit(1)
Ohio	289	9,261	406	20,167	695	29,428
Florida	127	10,704	224	23,118	351	33,822
California	21	2,007	37	4,325	58	6,332
Other	54	4,281	126	12,152	180	16,433
Total Home equity loans and lines of credit	491	26,253	793	59,762	1,284	86,015
Construction	7	1,454	56	11,553	63	13,007
Consumer and other loans	2	—	3	1	5	1
Total	1,049	$84,203	2,510	$255,176	3,559	$339,379
______________________

(1)	Includes bridge loans (loans where borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).
The SVA charge-off that was recorded during the quarter ended December 31, 2011 contributed to the decrease in the reported balances of delinquent and nonperforming loans during fiscal 2012. The balance of the SVA at September 30, 2011 was $55.5 million. Total loans seriously delinquent decreased 0.3% to 0.9% of total net loans at September 30, 2013, from 1.2% at September 30, 2012. Seriously delinquent loans to total net loans decreased in the residential non-Home Today portfolio from 0.7% to 0.6%. Such loans in the residential Home Today portfolio decreased from 0.3% to 0.2%; and in the home equity loans and lines of credit portfolio decreased from 0.2% to 0.1%. During the last several years, the inability of borrowers to repay their loans is primarily a result of high unemployment and uncertain economic prospects in our primary lending markets. Although regional employment levels have improved, the breadth and sustainability of the economic recovery remains tenuous and accordingly, we expect some borrowers who are current on their loans at September 30, 2013 to experience payment problems in the future. The excess number of housing units available for sale in the market today also may limit a borrower's ability to sell a home he or she can no longer afford. In many Florida areas, housing values continue to remain depressed due to prior rapid building and speculation, which has resulted in considerable inventory on the market and may limit a borrower’s ability to sell a home. As a result, we expect the level of loans delinquent 90 days or more will remain elevated in the foreseeable future.
Real Estate Owned. Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until sold. When property is acquired, it is recorded at the estimated fair market value at the date of foreclosure less estimated costs to sell, establishing a new cost basis. Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions. Subsequent to acquisition, real estate owned is carried at the lower of the cost basis or estimated fair market value less estimated costs to sell. Increases in the fair market value are recognized through income not exceeding the valuation allowance. Holding costs and declines in estimated fair market value result in charges to expense after acquisition. At September 30, 2013, we had $22.7 million in real estate owned.
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
When we classify assets as either substandard or doubtful, we allocate a portion of the related general loss allowances to such assets as we deem prudent. The allowance for loan losses is the amount estimated by management as necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. When we classify a problem asset as loss, we charge-off that portion of the asset that is uncollectible. Our determinations as to the classification of our assets and the amount of our loss allowances are subject to review by our primary federal regulator, the OCC, which can require that we establish additional loss allowances. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of our review of assets at September 30, 2013, the recorded investment of classified assets consists of substandard assets of $189.6 million, including $22.7 million of real estate owned, and $9.2 million of assets designated special mention. As of September 30, 2013, there were no individual assets with balances exceeding $1 million, classified as substandard. Substandard assets at September 30, 2013 include $86.9 million of loans 90 or more days past due and $80.0 million of loans less than 90 days past due displaying a weakness sufficient to warrant an adverse classification, the majority of which are troubled debt restructurings.
Impaired Loans. A loan is considered impaired when, based on current information and events, it is probable that the Association will be unable to collect the scheduled payments of principal and interest according to the contractual terms of the loan agreement. For discussion on impairment measurement, see Note 5. LOANS AND ALLOWANCE FOR LOAN LOSSES.
Allowance for Loan Losses. We provide for loan losses based on the allowance method. Accordingly, all loan losses are charged to the related allowance and all recoveries are credited to it. Additions to the allowance for loan losses are provided by charges to income based on various factors which, in our judgment, deserve current recognition in estimating probable losses. We regularly review the loan portfolio and make provisions for loan losses in order to maintain the allowance for loan losses in accordance with GAAP. Our allowance for loan losses consists of two components:

(1)
individual valuation allowances established for any impaired loans dependent on cash flows, such as performing troubled debt restructurings, and IVAs related to a portion of the allowance on loans individually reviewed that represents further deterioration in the fair value of the collateral not yet identified as uncollectible, and prior to December 31, 2011, SVAs for impaired loans;

(2)
general valuation allowances, which are comprised of quantitative GVAs, which are general allowances for loan losses for each loan type based on historical loan loss experience and qualitative GVAs, previously described as MVAs, which are adjustments to the quantitative GVAs, maintained to cover uncertainties that affect our estimate of incurred probable losses for each loan type.

In an October 2011 directive applicable to institutions subject to its regulation, the OCC required all SVAs on collateral dependent loans maintained by savings institutions to be charged off by March 31, 2012. As permitted, the Association elected to early-adopt this methodology effective for the quarter ended December 31, 2011. Additionally, the OCC issued guidance in July 2012 which requires loans, where at least one borrower has been discharged of their obligation, in Chapter 7 bankruptcy, to be classified as troubled debt restructurings. Also required is the charge off of performing loans to collateral value when all borrowers have had their obligations discharged in Chapter 7 bankruptcy, regardless of how long the loans have been performing. As a result, reported loan charge-offs for the year ended September 30, 2012 were impacted by the charge-off of SVAs, which had a balance of $55.5 million at September 30, 2011 and the charge-off of $15.8 million in connection with the Chapter 7 related guidance. The one-time SVA related charge-off did not impact the provision for loan losses for the year ended September 30, 2012; however, reported loan charge-offs during the year ended September 30, 2012 increased and the balance of the allowance for loan losses as of September 30, 2012 decreased accordingly. Additionally, the SVA charge-off contributed to the decrease in the reported balances of seriously delinquent and non-accrual loans for the year ended September 30, 2012. As a result of our adoption of this required change, effective for the year ended September 30, 2012 and prospectively, the balance of the SVA component of the allowance for loan losses was and will be zero. The Chapter 7 related charge-offs increased the provision for loan losses for the year ended September 30, 2012.
The qualitative GVAs expand our ability to identify and estimate probable losses and are based on our evaluation of the following factors, some of which are consistent with factors that impact the determination of quantitative GVAs. For example, delinquency statistics (both current and historical) are used in developing the quantitative GVAs while the trending of the delinquency statistics is considered and evaluated in the determination of the qualitative GVAs. Factors impacting the determination of qualitative GVAs include:

•	changes in lending policies and procedures including underwriting standards, collection, charge-off or recovery practices;

•
changes in national, regional, and local economic and business conditions and trends including national, regional and local housing market factors and trends, such as the status of loans in foreclosure, real estate in judgment and real estate owned, and unemployment statistics and trends;

•	changes in the nature and volume of the portfolios including home equity lines of credit nearing the end of the draw period;

•	changes in the experience, ability or depth of lending management;

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
Additionally, when loan modifications qualify as troubled debt restructurings, we record an IVA for impairment based on the present value of expected future cash flows, which includes a factor for subsequent potential defaults, discounted at the effective interest rate of the original loan contract. Potential defaults are distinguished from re-modifications as borrowers who default are not eligible for re-modification. At September 30, 2013, the balance of such IVAs was $15.7 million. In instances when loans require re-modification, additional valuation allowances may be required. The new valuation allowance on a re-modified loan is calculated based on the present value of the expected cash flows, discounted at the effective interest rate of the original loan contract, considering the new terms of the modification agreement. Due to the immaterial amount of this exposure to date, we continue to capture this exposure as a component of our qualitative GVA evaluation. The significance of this exposure will be monitored and if warranted, we will enhance our loan loss methodology to include a new default factor (developed to reflect the estimated impact to the balance of the allowance for loan losses that will occur as a result of future re-modifications) that will be assessed against all loans reviewed collectively. If new default factors are implemented, the qualitative GVA methodology will be adjusted to preclude duplicative loss consideration.
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
Home equity loans and lines of credit generally have higher credit risk than traditional residential mortgage loans. These loans and lines are usually in a second lien position and when combined with the first mortgage, result in generally higher overall loan-to-value ratios. In a stressed housing market with high delinquencies and low housing prices, such as currently exists, these higher loan-to-value ratios represent a greater risk of loss to the Association. A borrower with more equity in the property has a vested interest in keeping the loan current compared to a borrower with little or no equity in the property. In light of the past weakness in the housing market, the current level of delinquencies and the current uncertainty with respect to future employment levels and economic prospects, we currently conduct an expanded loan level evaluation of our home equity loans and lines of credit, including bridge loans, which are delinquent 90 days or more. This expanded evaluation is in addition to our traditional evaluation procedures. Although the level of home equity loans and lines of credit charge-offs has been reduced during the year from previous levels, our home equity loans and lines of credit portfolio continued to comprise the largest component of our net charge-offs during 2013 and are expected to continue to remain at elevated levels for the foreseeable future, until non-performing loan balances begin to decrease by more than the charge-offs. At September 30, 2013, we had a recorded investment of $1.87 billion in home equity loans and equity lines of credit outstanding, 0.6% of which were delinquent 90 days or more.
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
We periodically evaluate the carrying value of loans and the allowance is adjusted accordingly. While we use the best information available to make evaluations, future additions to the allowance may be necessary based on unforeseen changes in loan quality and economic conditions. For more on allowance for loan losses, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

The following table sets forth activity in our allowance for loan losses segregated by geographic location for the periods indicated. Construction loans are on properties located in Ohio and the balances of consumer and other loans are immaterial; therefore neither was segregated.

	At or For the Years Ended September 30,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Allowance balance (beginning of the year)	$100,464	$156,978	$133,240	$95,248	$43,796
Charge-offs:
Real estate loans:
Residential non-Home Today
Ohio	10,534	25,828	8,915	5,081	4,507
Florida	6,129	29,285	8,889	7,425	2,319
Other	56	249	—	72	69
Total Residential non-Home Today	16,719	55,362	17,804	12,578	6,895
Residential Home Today
Ohio	11,869	41,325	6,852	4,574	3,904
Florida	433	1,890	99	104	106
Total Residential Home Today	12,302	43,215	6,951	4,678	4,010
Home equity loans and lines of credit(1)
Ohio	4,604	13,957	10,564	7,471	5,893
Florida	14,147	30,473	30,319	33,589	35,939
California	2,490	5,747	4,895	4,002	4,890
Other	2,302	12,858	5,636	5,146	4,901
Total Home equity loans and lines of credit	23,543	63,035	51,414	50,208	51,623
Construction	294	1,268	994	2,491	1,442
Consumer and other loans	—	—	1	—	—
Total charge-offs	52,858	162,880	77,164	69,955	63,970
Recoveries:
Real estate loans:
Residential non-Home Today	2,061	850	338	523	195
Residential Home Today	775	162	108	23	—
Home equity loans and lines of credit(1)	4,964	3,318	1,921	1,390	225
Construction	131	36	35	11	—
Consumer and other loans	—	—	—	—	2
Total recoveries	7,931	4,366	2,402	1,947	422
Net charge-offs	(44,927)	(158,514)	(74,762)	(68,008)	(63,548)
Provision for loan losses	37,000	102,000	98,500	106,000	115,000
Allowance balance (end of the year)	$92,537	$100,464	$156,978	$133,240	$95,248
Ratios:
Net charge-offs to average loans outstanding	0.44%	1.54%	0.76%	0.73%	0.66%
Allowance for loan losses to non-accrual loans at end of the year	59.38%	55.03%	66.73%	46.49%	37.33%
Allowance for loan losses to the total recorded investment in loans at end of the year	0.91%	0.97%	1.58%	1.43%	1.02%
______________________

(1)	Includes bridge loans (loans where borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).

The decrease in net charge-offs, to $44.9 million during the year ended September 30, 2013 from $158.5 million during the year ended September 30, 2012, is attributable to the elimination of SVAs and charge-offs related to Chapter 7 bankruptcies as well as improving credit quality during the year ended September 30, 2013. The following table compares charge-offs during the year ended September 30, 2013 with charge-offs during the year ended September 30, 2012 separated between the elimination of SVAs, charge-offs related to Chapter 7 bankruptcies and other charge-offs.

	Charge-offs As of and For the Years Ended
	September 30, 2013	September 30, 2012
	Total	Other	Bankruptcy (1)	SVA (2)	Total
	(Dollars in thousands)
Charge-offs:
Real estate loans:
Residential non-Home Today
Ohio	$10,534	$16,384	$3,175	$6,269	$25,828
Florida	6,129	12,510	552	16,223	29,285
Other	56	220	29	—	249
Total	16,719	29,114	3,756	22,492	55,362
Residential Home Today
Ohio	11,869	21,935	2,348	17,042	41,325
Florida	433	617	102	1,171	1,890
Total	12,302	22,552	2,450	18,213	43,215
Home equity loans and lines of credit (3)
Ohio	4,604	7,392	3,436	3,129	13,957
Florida	14,147	20,428	2,706	7,339	30,473
California	2,490	2,692	2,040	1,015	5,747
Other	2,302	9,215	1,439	2,204	12,858
Total	23,543	39,727	9,621	13,687	63,035
Construction	294	153	—	1,115	1,268
Consumer and other loans	—	—	—	—	—
Total charge-offs	52,858	91,546	15,827	55,507	162,880
Recoveries	(7,931)	(4,366)	—	—	(4,366)
Net charge-offs	$44,927	$87,180	$15,827	$55,507	$158,514
______________________

(1)
During the quarter ended September 30, 2012, $15.8 million of loans in Chapter 7 bankruptcy status, where all borrowers have been discharged of their obligation, were charged down to the fair value of collateral per the BAAS interpretive guidance issued in July 2012.

(2)	Reflects the balance of SVAs at September 30, 2011. Actual charge-offs related to loans with SVAs may differ due to updated reviews, foreclosure activity, or individual loan performance

(3)	Includes bridge loans (loans where borrowers can utilize the equity in their current home to fund the purchase of a new home before they have sold their current home).
Net charge-offs, excluding the one-time SVA charge-offs and the Chapter 7 bankruptcy charge-offs of $44.9 million during the year ended September 30, 2013 decreased $42.3 million as compared to $87.2 million during the year ended September 30, 2012. Charge-offs decreased during the year ended September 30, 2013 in all portfolios when compared to the year ended September 30, 2012, reflecting the improving market conditions. We continue to evaluate loans becoming delinquent for potential losses and record provisions for our estimate of those losses.

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

	At September 30,
	2013			2012			2011
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential non- Home Today	$35,427	38.3%	79.4%	$31,618	31.5%	76.5%	$49,484	31.5%	71.5%
Residential Home Today	24,112	26.0	1.7	22,588	22.5	2.0	31,025	19.8	2.6
Home equity loans and lines of credit (1)	32,818	35.5	18.2	45,508	45.3	20.8	74,071	47.2	25.0
Construction	180	0.2	0.7	750	0.7	0.7	2,398	1.5	0.8
Consumer and other loans	—	—	—	—	—	—	—	—	0.1
Total allowance	$92,537	100.0%	100.0%	$100,464	100.0%	100.0%	$156,978	100.0%	100.0%

	At September 30,
	2010			2009
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential non-Home Today	$41,246	31.0%	65.4%	$22,678	23.8%	64.0%
Residential Home Today	13,331	10.0	3.0	9,232	9.7	3.1
Home equity loans and lines of credit (1)	73,780	55.4	30.4	57,594	60.5	31.8
Construction	4,882	3.6	1.1	5,743	6.0	1.0
Consumer and other loans	1	—	0.1	1	—	0.1
Total allowance	$133,240	100.0%	100.0%	$95,248	100.0%	100.0%
______________________

(1)	Includes bridge loans (loans where borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home).
During the year ended September 30, 2013, the total allowance for loan losses decreased $8.0 million, to $92.5 million from $100.5 million at September 30, 2012, as we recorded a $37.0 million provision for loan losses, which was less than the actual net charge-offs of $44.9 million for the year. The decrease in the balance of the allowance for loan losses during the year ended September 30, 2013 was comprised of a $4.1 million decrease in the allowance related to loans evaluated individually and a $3.8 million decrease in the allowance related to loans evaluated collectively. Refer to the "Activity in the Allowance for Loan Losses" and "Analysis of the Allowance for Loan Losses" tables in Note 5 of the Notes to our Consolidated Financial Statements for more information. Other than the less significant construction/consumer/other loans segments, changes during the year ended September 30, 2013 in the balances of the GVAs for the loans evaluated collectively related to the significant loan segments are described as follows:

•
Residential non-Home Today – The total balance of this segment of the loan portfolio increased 2.3% or $182.0 million while the total allowance for loan losses for this segment increased 12.0% or $3.8 million. The portion of this loan segment’s allowance for loan losses that was determined by evaluating groups of loans collectively (i.e. those loans that were not individually evaluated), increased $2.9 million, or 11.4%, from $25.4 million at September 30, 2012 to $28.3 million at September 30, 2013. The ratio of this portion of the allowance for loan losses to the total balance of loans in this loan segment that were evaluated collectively, increased to 0.36% for September 30, 2013 from 0.33% at September 30, 2012. Total delinquencies decreased 23.6% to $76.8 million at September 30, 2013 from $100.5 million at September 30, 2012. Loans 90 or more days delinquent decreased 24.5% to $56.5 million at September 30, 2013 from $74.8 million at September 30, 2012. The credit profile of this portfolio segment improved in total during the year due to the addition of high credit quality, residential first mortgage loans, while net charge-offs were less at $14.7 million as compared to $54.5 million during the year ended September 30, 2012, which included $22.5 million of SVA-related charge-offs and $3.8 million of discharged Chapter 7 charge-offs. As the portfolio continues to grow and potential risk lingers surrounding such factors as PMI claim payouts, additional losses on collateral dependent loans, and discharged Chapter 7 bankruptcies, the allowance has not declined. If there continues to be a consistent improving trend in this portfolio, reductions in the allowance will be warranted.

•
Residential Home Today – The total balance of this segment of the loan portfolio decreased 14.3% or $29.3 million as new originations have effectively stopped since the imposition of more restrictive lending requirements in 2009. The total allowance for loan losses for this segment slightly increased by $1.5 million or 6.7%. The portion of this loan segment’s allowance for loan losses that was determined by evaluating groups of loans collectively (i.e. those loans that were not individually evaluated), increased by 28.0% from $12.8 million at September 30, 2012 to $16.4 million at September 30, 2013. Similarly, the ratio of this portion of the allowance to the total balance of loans in this loan segment that were evaluated collectively, increased 5.3% to 17.0% at September 30, 2013 from 11.7% at September 30, 2012. Total delinquencies decreased from $43.1 million at September 30, 2012 to $32.9 million at September 30, 2013. Delinquencies greater than 90 days decreased from $27.5 million to $18.3 million during the same period. The credit profile of this portfolio segment in total improved during the year and net charge-offs were less at $11.5 million during the year ended September 30, 2013 from $43.1 million during the year ended September 30, 2012, which included $18.2 million of SVA-related charge-offs and $2.5 million of discharged Chapter 7 charge-offs. Despite the improving trends, there still remains concern surrounding the overall credit profile of the Home Today borrowers based on the generally less stringent credit requirements that were in place at the time that these borrowers qualified for their loans. This increases the risk when impairment is identified through discharged Chapter 7 bankruptcy, modifications and a high portfolio delinquency when compared to the other portfolios.

•
Home Equity Loans and Lines of Credit - The total balance of this segment of the loan portfolio decreased 13.8% or $299.3 million from $2.16 billion at September 30, 2012 to $1.87 billion at September 30, 2013. The total allowance for loan losses for this segment decreased 27.9% to $32.8 million from $45.5 million at September 30, 2012. The portion of this loan segment's allowance for loan losses that was determined by evaluating groups of loans collectively (i.e. those loans that were not individually evaluated) decreased by $9.8 million, or 23.5%, from $41.6 million to $31.8 million during the year ended September 30, 2013. The ratio of this portion of the allowance to the total balance of loans in this loan segment that were evaluated collectively also decreased to 1.74% at September 30, 2013 from 1.95% at September 30, 2012. Continual improvement in the credit profile of this loan segment over more than a year warrants the decrease in reserves. Net charge-offs for this loan segment during the current year were less at $18.6 million as compared to $59.7 million at September 30, 2012, which included $13.7 million of SVA-related charge-offs and $9.6 million of discharged Chapter 7 charge-offs. Total delinquencies for this portfolio segment decreased 14.6% to $24.3 million at September 30, 2013 as compared to $28.5 million at September 30, 2012. Delinquencies greater than 90 days decreased 27.4% to $12.0 million at September 30, 2013 from $16.6 million at September 30, 2012. As there continues to be a consistent improving trend in the credit metrics of this portfolio along with increased housing values, reductions in the allowance are warranted.

While the portfolio performance has improved, loan losses on home equity loans and lines of credit continued to comprise the largest component of our losses for 2013 and are expected to continue to represent a large portion of of our losses for the foreseeable future, until non-performing loan balances begin to decrease by more than the charge-offs. Additional discussion of non-performing home equity loan and lines of credit as well as charge-offs appears in Item 7 “Management’s Discussion and Analysis of Financial Conditions and Operating Results.”
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

•
As of September 30, 2011, $7.4 million of the SVA was reclassified as an IVA. This portion represents the allowance on individually reviewed loans dependent on cash flows, such as performing troubled debt restructurings, and a portion of the allowance on loans that represents further deterioration in the fair value not supported by an appraisal. Reclassifications have also been made to the SVA balances as of September 30, 2010 and 2009.

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

During the year ended September 30, 2013, no significant changes were made to the allowance or allowance methodology. Prior to June 30, 2013, the Qualitative GVA was referred to as the MVA.
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
The Association’s current investment policy requires that it invest primarily in debt securities issued by the U.S. Government, agencies of the U.S. Government, and government-sponsored entities, which include FNMA and Freddie Mac. The policy also permits investments in mortgage-backed securities, including pass-through securities issued and guaranteed by FNMA, Freddie Mac and Ginnie Mae as well as collateralized mortgage obligations and real estate mortgage investment conduits issued or backed by securities issued by these governmental agencies and government-sponsored entities. The investment policy also permits investments in asset-backed securities, banker’s acceptances, money market funds, term federal funds, repurchase agreements and reverse repurchase agreements.
The Association’s current investment policy does not permit investment in municipal bonds, corporate debt obligations, preferred or common stock of government agencies or equity securities other than its required investment in the common stock of the FHLB of Cincinnati. As of September 30, 2013, we held no asset-backed securities or securities with sub-prime credit risk exposure, nor did we hold any banker’s acceptances, term federal funds, repurchase agreements or reverse repurchase agreements. As a federal savings association, the Association is not permitted to invest in equity securities. This general restriction does not apply to the Company.The Association’s current investment policy permits the use of interest rate agreements (caps, floors and collars) and interest rate exchange contracts (swaps) in managing our interest rate risk exposure. The use of financial futures, however, is prohibited without specific approval from its board of directors.
FASB ASC 320, “Investments-Debt and Equity Securities,” requires that, at the time of purchase, we designate a security as held to maturity, available-for-sale, or trading, depending on our ability and intent. Securities designated as available-for-sale are reported at fair value, while securities designated as held to maturity are reported at amortized cost. During the quarter ended June 30, 2012, the Company's primary regulator objected to the inclusion in the Company's reported balance of liquid assets, of any investment security not classified as available for sale. Such objection had not been expressed by the Company's or the Association's prior regulator, nor has it been expressed by the Association's current regulator. In response to the objection of the Company's primary regulator, all of the Company's investment securities previously classified as held to maturity were transferred to the available for sale portfolio to ensure that the securities would be eligible for inclusion in the computation of regulatory liquidity. At September 30, 2013, all investment securities held by the Company are classified as available for sale. We do not have a trading portfolio.
Our investment portfolio at September 30, 2013, primarily consisted of $2.0 million of U.S. government and federal agency obligations, $24.3 million in primarily fixed-rate securities guaranteed by FNMA, Freddie Mac or Ginnie Mae, $448.9 million of REMICs collateralized only by securities guaranteed by FNMA, Freddie Mac or Ginnie Mae, and $5.5 million in money market accounts.
U.S. Government and Federal Agency Obligations. While U.S. Government and federal agency securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes, as collateral for borrowings and as an interest rate risk hedge in the event of significant mortgage loan prepayments.
Mortgage-Backed Securities. We purchase mortgage-backed securities insured or guaranteed by FNMA, Freddie Mac or Ginnie Mae. We invest in mortgage-backed securities to achieve positive interest rate spreads with minimal administrative expense, and to lower our credit risk as a result of the guarantees provided by Freddie Mac, FNMA or Ginnie Mae. In September 2008, the Federal Housing Finance Agency placed Freddie Mac and FNMA into conservatorship. The U.S. Treasury Department has established financing agreements to ensure that FNMA and Freddie Mac meet their obligations to holders of mortgage-backed securities that they have issued or guaranteed.
Mortgage-backed securities are created by the pooling of mortgages and the issuance of a security with an interest rate that is less than the interest rate on the underlying mortgages. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although we invest primarily in mortgage-backed securities backed by one- to four-family mortgages. The issuers of such securities (generally Ginnie Mae, FNMA and Freddie Mac) pool and resell the participation interests in the form of securities to investors such as the Association, and guarantee the payment of principal and interest to investors. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. However, mortgage-backed securities are more liquid than individual mortgage loans since there is an active trading market for such securities. While there has been significant disruption in the demand for private issuer mortgage-backed securities, the U.S. Treasury support for FNMA and Freddie Mac guarantees has maintained an orderly market for the mortgage-backed securities the Company typically purchases. In addition, mortgage-backed securities may be used to collateralize our specific liabilities and obligations. Investments in mortgage-backed securities involve a risk that the timing of actual payments will be earlier or later than the timing estimated when the mortgage-backed security was purchased, which may require adjustments to the amortization of any premium or accretion of any discount relating to such interests, thereby affecting the net yield on our securities. We periodically review current prepayment speeds to determine whether prepayment estimates require modifications that could cause amortization or accretion adjustments.
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

	At September 30,
	2013		2012		2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Investments available for sale:
U.S. Government and agency obligations	$2,000	$2,037	$2,000	$2,056	$2,000	$2,046
Freddie Mac certificates	894	950	922	989	—	—
Ginnie Mae certificates	11,919	12,342	16,123	16,786	—	—
REMICs	448,881	444,577	383,545	386,009	5,244	5,337
FNMA certificates	11,495	11,995	7,125	7,889	—	—
Money market accounts	5,475	5,475	7,701	7,701	8,516	8,516
Total investment securities available for sale	$480,664	$477,376	$417,416	$421,430	$15,760	$15,899
Investments held to maturity:
Freddie Mac certificates	$—	$—	$—	$—	$2,724	$2,842
Ginnie Mae certificates	—	—	—	—	19,532	20,033
REMICs	—	—	—	—	362,489	367,268
FNMA certificates	—	—	—	—	7,782	8,582
Total securities held to maturity	$—	$—	$—	$—	$392,527	$398,725

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio and the mortgage-backed securities portfolio at September 30, 2013 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. All of our securities at September 30, 2013 were taxable securities.

	One Year or Less		More than One Year Through Five years		More than Five Years Through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
			(Dollars in thousands)
Investments available-for-sale:
U.S. Government and agency obligations	$—	—%	$2,000	1.25%	$—	—%	$—	—%	$2,000	$2,037	1.25%
Freddie Mac certificates	—	—%	—	—%	—	—%	894	2.47%	894	950	2.47%
Ginnie Mae certificates	—	—%	1,017	3.09%	1,264	1.90%	9,638	2.61%	11,919	12,342	2.58%
REMICs	151	1.46%	1,403	0.79%	28,470	1.14%	418,857	1.35%	448,881	444,577	1.33%
FNMA certificates	—	—%	—	—%	5,944	2.42%	5,551	6.47%	11,495	11,995	4.38%
Money market accounts	—	—%	—	—%	—	—%	5,475	0.19%	5,475	5,475	0.19%
Total investment securities available-for-sale	$151	1.46%	$4,420	1.53%	$35,678	1.38%	$440,415	1.43%	$480,664	$477,376	1.43%
Sources of Funds
General. Deposits traditionally have been the primary source of funds for the Association’s lending and investment activities. The Association also borrows, primarily from the FHLB of Cincinnati and the FRB-Cleveland Discount Window, to supplement cash flow, to lengthen the maturities of liabilities for interest rate risk management purposes and to manage its cost of funds. Additional sources of funds are scheduled loan payments, maturing investments, loan prepayments, collateralized wholesale borrowings, income on other earning assets, the proceeds from loan sales, and beginning in September 2013, brokered certificates of deposits.
Deposits. The Association generates deposits primarily from the areas in which its branch offices are located, as well as from its customer service call center, its internet website, and beginning September 2013, from brokered deposits. It relies on its competitive pricing, convenient locations, and customer service to attract and retain deposits. It offers a variety of deposit accounts with a range of interest rates and terms. Its deposit accounts consist of savings accounts (primarily high-yield savings), NOW accounts (primarily high-yield checking accounts), certificates of deposit, individual retirement accounts, and other qualified plan accounts.
Interest rates paid, maturity terms, service fees, and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market interest rates, liquidity requirements, interest rates paid by competitors, and our deposit growth goals.
At September 30, 2013, deposits totaled $8.46 billion. NOW accounts totaled $1.03 billion (including $955.9 million of high-yield checking accounts) and savings accounts totaled $1.81 billion (including $1.68 billion of high-yield savings accounts). At September 30, 2013, the Association had a total of $5.63 billion in certificates of deposit (including $13.0 million brokered certificates of deposit), of which $2.28 billion had remaining maturities of one year or less. Based on historical experience and its current pricing strategy, management believes the Association will retain a large portion of these accounts upon maturity.

The following table sets forth the distribution of the Association’s average total deposit accounts, by account type, for the fiscal years indicated.

	For the Years Ended September 30,
	2013			2012			2011
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
NOW	1,023,442	11.8%	0.22%	$986,198	11.2%	0.29%	$975,938	11.1%	0.37%
Savings	1,804,127	20.7%	0.31%	1,756,840	19.9%	0.43%	1,631,764	18.7%	0.61%
Certificates of deposit	5,877,695	67.5%	1.76%	6,064,950	68.9%	2.35%	6,137,246	70.2%	2.68%
Total deposits	$8,705,264	100.0%	1.28%	$8,807,988	100.0%	1.74%	$8,744,948	100.0%	2.04%

As of September 30, 2013, the aggregate amount of the Association’s outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $2.08 billion. The following table sets forth the maturity of those certificates as of September 30, 2013.

At September 30, 2013
(In thousands)
Three months or less	$323,972
Over three months through six months	112,718
Over six months through one year	318,597
Over one year to three years	828,301
Over three years	492,997
Total	$2,076,585

The following table sets forth, by interest rate ranges, information concerning the Association’s certificates of deposit at September 30, 2013.

	Period to Maturity
	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total
	(Dollars in thousands)
Interest Rate Range:
0.99% and below	$1,502,516	$626,717	$132,705	$14,573	$2,276,511	40.45%
1.00% to 1.99%	498,655	528,287	89,522	673,899	1,790,363	31.81%
2.00% to 2.99%	49,083	128,611	139,205	415,749	732,648	13.02%
3.00% to 3.99%	97,497	359,072	155,638	10,825	623,032	11.07%
4.00% to 4.99%	116,374	35,046	1,481	4,225	157,126	2.79%
5.00% and above	20,459	2,243	10,778	14,689	48,169	0.86%
Total	$2,284,584	$1,679,976	$529,329	$1,133,960	$5,627,849	100.00%

The following table sets forth the Association’s time deposits classified by interest rate at the dates indicated.

	At September 30,
	2013	2012	2011
	(In thousands)
Interest Rate
0.99% and below	$2,276,511	$1,961,447	$1,607,868
1.00% to 1.99%	1,790,363	1,746,089	1,229,567
2.00% to 2.99%	732,648	900,178	937,003
3.00% to 3.99%	623,032	752,638	803,268
4.00% to 4.99%	157,126	586,986	736,543
5.00% and above	48,169	249,981	743,589
Total	$5,627,849	$6,197,319	$6,057,838

Borrowings. At September 30, 2013, the Association had $745.1 million of borrowings from the FHLB of Cincinnati. During the fiscal year ended September 30, 2013, the Association’s only third party borrowings consisted of loans, commonly referred to as “advances,” from the FHLB of Cincinnati. Borrowings from the FHLB of Cincinnati are secured by the Association’s investment in the common stock of the FHLB of Cincinnati as well as by a blanket pledge of its mortgage portfolio not otherwise pledged. Our current, immediate additional borrowing capacity with the FHLB of Cincinnati is $185.7 million as limited by the amount of FHLB of Cincinnati common stock that we own. Based on the amount of collateral that is subject to the blanket pledge that secures advances, in addition to the existing available capacity, our capacity limit for additional borrowings from the FHLB of Cincinnati at September 30, 2013 was $3.75 billion, subject to satisfaction of the FHLB of Cincinnati common stock ownership requirement. To satisfy the common stock ownership requirement, we would have to increase our ownership of FHLB of Cincinnati common stock by an additional $75.1 million. The ability to borrow from the FRB-Cleveland Discount Window is also available to the Association and is secured by a pledge of specific loans in the Association’s mortgage portfolio. At September 30, 2013, the Association had the capacity to borrow up to $179.0 million from the Federal Reserve Bank of Cleveland and had no amount outstanding as of that date.

The following table sets forth information concerning balances and interest rates on the Association’s borrowings at and for the periods shown:

	At or For The Fiscal Years Ended September 30,
	2013	2012	2011
	(Dollars in thousands)
Balance at end of year	$745,117	$488,191	$139,856
Average balance during year	$435,342	$359,666	$123,570
Maximum outstanding at any month end	$745,117	$569,733	$185,129
Weighted average interest rate at end of year	0.90%	0.60%	1.62%
Average interest rate during year	0.92%	0.71%	1.62%
Since September 30, 2010, when the level of the loan securitizations with FNMA were substantially reduced and the proceeds from loan sales no longer provided a significant source of recurring liquidity, the Association has utilized borrowings from the FHLB of Cincinnati to manage its on-balance sheet liquidity. Beginning in September 2012, the Association began to more actively utilize borrowings from the FHLB of Cincinnati to replace maturing, high rate certificates of deposit at a lower cost.
Federal Taxation
General. The Company and the Association are subject to federal income taxation in the same general manner as other corporations, with certain exceptions. Prior to the completion of our initial public stock offering on April 20, 2007, the Company and the Association were included as part of Third Federal Savings, MHC’s consolidated tax group. However, upon completion of the offering, the Company and the Association are no longer a part of Third Federal Savings, MHC’s consolidated tax group because Third Federal Savings, MHC no longer owns at least 80% of the common stock of the Company. Beginning as of September 30, 2007 and for each subsequent fiscal year thereafter, the Company has filed consolidated tax returns with the Association and Third Capital Inc., its wholly-owned subsidiaries. On November 27, 2012, the IRS completed an audit of the federal tax returns of the Company and its subsidiaries for fiscal years ended 2008, 2009 and 2010.
The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to the Company or its subsidiaries.
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
At September 30, 2013, the total federal pre-base year bad debt reserve of the Association was approximately $105.0 million.
State Taxation
Following its initial public stock offering in 2007, the Company converted from a qualified passive investment company domiciled in the State of Delaware to a qualified holding company in Ohio. Through 2013, the Company was subject to Ohio tax levied on income and a significant majority of state taxes paid by the remaining entities in our corporate structure were also paid to the State of Ohio. The Association was subject to Ohio franchise tax based on equity capital reduced by certain exempted assets taxed at a rate of 1.3%. The other Ohio subsidiaries of the Company were taxed on the greater of a tax based on net income or net worth.
Effective January 1, 2014 for Ohio tax filings based on 2013 financial results, the Third Federal Savings, MHC consolidated group is subject to the Ohio Financial Institutions Tax. The Financial Institutions Tax is based on total equity capital apportioned to Ohio using a single gross receipts factor. Ohio equity capital is taxed at a three-tiered rate of 0.8% on the first $200 million, 0.4% on amounts greater than $200 million and less than or equal to $1.3 billion, and 0.25% on amounts greater than $1.3 billion.

On April 29, 2013, the State of Ohio Department of Taxation completed an audit of the Association's Ohio Franchise Tax Returns for fiscal years ended September 30, 2009, 2010 and 2011.
SUPERVISION AND REGULATION
General
The Company is a savings and loan holding company, and is required to file certain reports with, is subject to examination by, and otherwise must comply with the rules and regulations of, the Board of Governors of the FRS. The Company is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.
The Association is a federal savings association that is currently examined and supervised by the OCC and the CFPB, and is subject to examination by the FDIC. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s deposit insurance fund and depositors. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Following completion of its examination, the federal agency critiques the institution’s operations and assigns its rating (known as an institution’s CAMELS rating). Under federal law, an institution may not disclose its CAMELS rating to the public. The Association also is a member of and owns stock in the FHLB of Cincinnati, which is one of the twelve regional banks in the FHLB System. The Association also is regulated to a lesser extent by the FRS, governing reserves to be maintained against deposits and other matters. The OCC will examine the Association and prepare reports for the consideration of the Association’s board of directors on any operating deficiencies. The CFPB, which is discussed further in the Federal Legislation section that follows, has examination and enforcement authority over the Association. The Association’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of the Association’s mortgage documents.
Any change in these laws or regulations, whether by the FDIC, OCC, FRS, CFPB or Congress, could have a material adverse impact on the Company, the Association and their operations.
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

Dodd-Frank Act
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, enacted on July 21, 2010, has changed bank regulation and the lending, investment, trading and operating activities of depository institutions and their holding companies. The DFA eliminated our former primary federal regulator, the OTS, and required the Association to be regulated by the OCC (the primary federal regulator for national banks). The DFA also authorized the FRS to supervise and regulate all savings and loan holding companies, including mutual holding companies and their mid-tier holding companies, like Third Federal Savings, MHC and the Company, in addition to bank holding companies that the FRS already regulated. Third Federal Savings, MHC will require the approval of the FRS before it may waive the receipt of any dividends from the Company under the standards specified in the DFA and implementing FRS regulations. The DFA also requires the FRS to set minimum capital levels for depository institution holding companies that are as stringent as those required for the insured depository subsidiaries with the components of Tier 1 capital restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect on July 21, 2010, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months from the enactment of the DFA that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives. A final rule implementing these requirements will be effective January 1, 2015.
The DFA also created the CFPB with substantial power to supervise and enforce consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as the Association, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets are examined by their applicable federal bank regulators. The banking agencies used June 30, 2011 financial information for purposes of initially determining CFPB authority. Since the Association had more than $10 billion of total assets on that date, it is subject to CFPB examination and enforcement authority. The legislation also weakened the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.
The legislation broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The DFA also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts had unlimited deposit insurance through December 31, 2012. The DFA increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The legislation also directs the FRS to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded. The DFA provided for originators of certain securitized loans to retain a percentage of the risk for transferred loans, directed the FRS to regulate pricing of certain debit card interchange fees and contained a number of reforms related to mortgage origination. Many of the provisions of the DFA have delayed effective dates and the legislation requires various federal agencies to promulgate numerous and extensive implementing regulations over the next several years. Although the substance and scope of these regulations cannot be completely determined at this time, it is expected that the legislation and implementing regulations has and will continue to increase our operating and compliance costs.
Federal Banking Regulation
Business Activities. A federal savings association derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and federal regulations. Under these laws and regulations, the Association may invest in mortgage loans secured by residential real estate without limitations as a percentage of assets, and may invest in non-residential real estate loans up to 400% of capital in the aggregate. The Association may also invest in commercial business loans up to 20% of assets in the aggregate and consumer loans up to 35% of assets in the aggregate, and in certain types of debt securities and certain other assets. An association also may establish subsidiaries that may engage in certain activities not otherwise permissible for an association, including real estate investment and securities and insurance brokerage. The DFA authorized depository institutions to commence paying interest on business checking accounts, effective July 21, 2011.
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
At September 30, 2013, the Association’s capital exceeded all applicable requirements.
In July 2013, the OCC and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the DFA. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain "available-for-sale" securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised. The rule limits a banking organization's capital distributions and certain discretionary bonus payments to executive officers if the banking organization does not hold a "capital conservation buffer" consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule is effective January 1, 2015. The "capital conservation buffer" will be phased in from January 1, 2016 to January 1, 2019, when the full capital conservation buffer will be effective.
Loans-to-One Borrower. Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of September 30, 2013, the Association was in compliance with the loans-to-one borrower limitations.
Qualified Thrift Lender Test. As a federal savings association, the Association must satisfy the qualified thrift lender test. Under the QTL test, the Association must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” (primarily residential mortgages and related investments, including mortgage-backed securities) in at least nine months of the most recent 12-month period. “Portfolio assets” generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings association’s business.
The Association also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code.
A savings association that fails the qualified thrift lender test must operate under specified restrictions. Under the DFA, non-compliance with the QTL test may subject the Association to agency enforcement action for a violation of law. At September 30, 2013, the Association satisfied the QTL test.
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
Even if an application is not otherwise required, every savings association that is a subsidiary of a holding company must still file a notice with the FRS at least 30 days before the board of directors declares a dividend or approves a capital distribution.
The OCC and the FRS have established similar criteria for approving an application or notice, and may disapprove an application or notice if:
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
There were no dividends paid to the Company by the Association or Third Capital, Inc. during the years ended September 30, 2013, 2012 or 2011.
In June 2010 the OTS, the Company’s former regulator, directed the Company to not declare or pay any cash dividend or other capital distributions or purchase, repurchase or redeem or commit to purchase, repurchase or redeem any of its equity stock without providing 45 days prior written notice to the Central Regional Director of the OTS and receiving the Regional Director’s written non-objection. This restriction continues to apply under the Company’s new regulator, the FRS.
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
Transactions with Related Parties. A federal savings association’s authority to engage in transactions with its affiliates is limited by FRS regulations and by Sections 23A and 23B of the FRS Act and its implementing Regulation W. An affiliate is a company that controls, is controlled by, or is under common control with an insured depository institution such as the Association. Third Federal Savings, MHC and the Company are affiliates of the Association. In general, loan transactions between an insured depository institution and its affiliates are subject to certain quantitative and collateral requirements. In this regard, transactions between an insured depository institution and its affiliates are limited to 10% of the institution’s unimpaired capital and unimpaired surplus for transactions with any one affiliate and 20% of unimpaired capital and unimpaired surplus for transactions in the aggregate with all affiliates. Collateral in specified amounts ranging from 100% to 130% of the amount of the transaction must usually be provided by affiliates in order to receive loans from the savings association. In addition, federal regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates. Savings associations are required to maintain detailed records of all transactions with affiliates.
The Association’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRS Act and Regulation O of the FRS Board. Among other things, these provisions require that extensions of credit to insiders:

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
Enforcement. The OCC has primary enforcement responsibility over federal savings institutions and has the authority to bring enforcement action against all “institution-affiliated parties,” including shareholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action by the OCC may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors of the institution and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The FDIC also has the authority to terminate deposit insurance or to recommend to the OCC that enforcement action be taken with respect to a particular savings institution. If action is not taken by the OCC, the FDIC has authority to take action under specified circumstances.
Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems, audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted Interagency Guidelines Prescribing Standards for Safety and Soundness to implement the safety and soundness standards required under federal law. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan. On June 11, 2010, the OTS, the Association’s former regulator, notified the Company that it had failed to develop appropriate credit administration and account management procedures and acceptable loss mitigation processes to correspond with the growth in its home equity line of credit portfolio. The OTS concluded that these procedural deficiencies constituted an unsafe and unsound condition and directed the Company, as well as the Association and Third Federal Savings, MHC, not to declare or pay any cash dividends or other capital distributions or purchase, repurchase or redeem or commit to purchase, repurchase or redeem any of the Company’s equity stock without providing 45 days prior written notice to the Regional Director of the OTS and receiving the Regional Director’s written non-objection. Further, the OTS advised the Company that until the Association satisfactorily addressed the problems associated with the home equity line of credit portfolio, the OTS would remove the Association from the FDIC’s prospective bidders list. While regulator concerns regarding the Association's credit administration and account management procedures and acceptable loss mitigation processes with respect to its home equity line of credit portfolio have been resolved, the restrictions related to capital deployments continue to be imposed on the Company and Third Federal Savings, MHC by their primary federal regulator.
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
The recent final rule that will strengthen regulatory capital requirements will adjust the prompt corrective actions categories accordingly.
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
As of September 30, 2013 the Association exceeded all regulatory requirements to be considered “Well Capitalized” as presented in the table below (dollar amounts in thousands).

	Actual		Required (Well Capitalized)
	Amount	Ratio	Amount	Ratio
Total Capital to Risk Weighted Assets	$1,678,493	24.10%	$696,416	10.00%
Core Capital to Adjusted Tangible Assets	1,591,373	14.18%	561,279	5.00%
Tier I Capital to Risk-Weighted Assets	1,591,373	22.85%	417,850	6.00%

Insurance of Deposit Accounts. The DFA permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008. Also, under the DFA, noninterest-bearing checking accounts had unlimited deposit insurance through December 31, 2012.
On December 30, 2009, in accordance with an FDIC rule, the Association prepaid $51.9 million in estimated quarterly risk-based assessment fees for the fourth calendar quarter of 2009 through calendar year end 2012. Prepaid assessments were applied against the actual quarterly assessments until exhausted. The remaining prepaid balance was refunded to the Association in June, 2013.
Effective April 1, 2011, the FDIC implemented a requirement of the DFA to revise its assessment system to base the assessments on each institution’s total assets less Tier 1 capital, instead of deposits. The FDIC also revised its assessment schedule so that it ranges from 2.5 basis points for the least risky institutions to 45 basis points for the riskiest. Institutions with over $10 billion of total assets, such as the Association, are classified for assessment purposes as "Large Institutions", and unless otherwise classified, are subjected to a large institution pricing system that includes a separate “scorecard” methodology, also adopted in 2011.
Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The Association does not believe that it is taking, or is subject to, any action, condition or violation that could lead to termination of its deposit insurance.
All FDIC-insured institutions are required to pay a pro rata portion of the interest due on obligations issued by the Financing Corporation (“FICO”) for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended September 30, 2013, the annualized FICO assessment was equal to 0.64 basis points of total assets less Tier 1 capital. Assessments related to the FICO bond obligations were not subject to the December 30, 2009 prepayment. The DFA increased the minimum target ratio for the Deposit Insurance Fund from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The DFA eliminated the 1.5% maximum fund ratio, instead leaving the ratio to be set at the discretion of the FDIC. The FDIC has exercised that discretion by establishing a long-term fund ratio of 2%.
For the fiscal year ended September 30, 2013, the Association paid $622 thousand related to the FICO bonds and made one payment, $2.2 million, applicable to deposit insurance assessments. The deposit insurance payments are assessed on an arrears basis, and the Association's one payment was made on September 30, 2013 and pertained to the quarter ended June 30, 2013. No payments were required earlier in fiscal year as the balance of the December 2009 prepayment was used to discharge the Association's obligation. At September 30, 2013, the balance of the Association's accrued deposit insurance assessment was $2.6 million.
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
Federal Home Loan Bank System. The Association is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB System provides a central credit facility primarily for member institutions. As a member of the FHLB of Cincinnati, the Association is required to acquire and hold shares of capital stock in the FHLB.
As of September 30, 2013, outstanding borrowings (including accrued interest) from the FHLB of Cincinnati were $745.1 million and the Association was in compliance with the stock investment requirement.
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

Holding Company Regulation
General. Third Federal Savings, MHC, and the Company are non-diversified savings and loan holding companies within the meaning of the Home Owners’ Loan Act. As such, Third Federal Savings, MHC and the Company are registered with the FRS and subject to FRS regulations, examinations, supervision and reporting requirements. In addition, the FRS has enforcement authority over Third Federal Savings, MHC, the Company and the Association. Among other things, this authority permits the FRS to restrict or prohibit activities that are determined to be a serious risk to the Association. As federal corporations, Third Federal Savings, MHC and the Company are generally not subject to state business organization laws.
Permitted Activities. Pursuant to Section 10(o) of the Home Owners’ Loan Act and FRS regulations, a mutual holding company, such as Third Federal Savings, MHC and its mid-tier companies, such as the Company, may, with appropriate regulatory approval, engage in the following activities:

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

(A) that the FRS, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, unless the Director, by regulation, prohibits or limits any such activity for savings and loan holding companies; or
(B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987;
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
The Home Owners’ Loan Act prohibits a savings and loan holding company, including the Company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the FRS. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a non-subsidiary company engaged in activities other than those permitted by the Home Owners’ Loan Act or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the FRS must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.
The FRS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions:

(i)	the approval of interstate supervisory acquisitions by savings and loan holding companies; and

(ii)	the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisition.
The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.
Capital. Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The DFA, however, requires the FRS to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to depository institutions themselves. Instruments such as cumulative preferred stock and trust preferred securities will no longer be includable as Tier 1 capital, as is currently permitted for bank holding companies.

The previously discussed final rule regarding regulatory capital requirements implements the DFA’s directive as to savings and loan holding companies. Consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions will apply to savings and loan holding companies as of January 1, 2015. As is the case with institutions themselves, the capital conservation buffer will be phased in between 2016 and 2019.
Dividends and Repurchases. The FRS has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies that it has made applicable to savings and loan holding companies as well. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization's capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory review of capital distributions in certain circumstances such as where the company's net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company's overall rate of earnings retention is inconsistent with the company's capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. The policy statement also provides for regulatory review prior to a holding company redeeming or repurchasing regulatory capital instruments when the holding company is experiencing financial weaknesses or redeeming or repurchasing common stock or perpetual preferred stock that would result in a net reduction as of the end of a quarter in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies could affect the ability of the Company to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

Source of Strength. The DFA has extended the “source of strength” doctrine, which has traditionally been applicable to bank holding companies, to savings and loan holding companies as well. The FRS has issued regulations requiring that all savings and loan holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.
Waivers of Dividends by Third Federal Savings, MHC. Federal regulations require Third Federal Savings, MHC to notify the FRS of any proposed waiver of its receipt of dividends from the Company. The OTS, the previous regulator for Third Federal Savings, MHC, allowed dividend waivers provided the mutual holding company’s board of directors determined that the waiver was consistent with its fiduciary duties and the waiver would not be detrimental to the safety and soundness of its subsidiary institution. In February 2008, the Company declared its first quarterly dividend and continued to declare and pay quarterly dividends through May 2010, when the Company suspended future dividend payments until concerns expressed by OTS regarding the Association’s home equity line of credit portfolio were satisfactorily resolved. Prior to the suspension of the dividends, Third Federal Savings, MHC waived its right to receive each dividend paid by the Company. Section 625(a) of DFA preserved, for mutual holding companies, including Third Federal Savings, MHC, that had reorganized into mutual holding company form, issued minority stock and waived dividends prior to December 1, 2009, the right to waive dividends if the waiver was not detrimental to the safe and sound operation of the savings association and the board of directors expressly determines that the waiver is consistent with the fiduciary duties of the board to the mutual members of the mutual holding company. However, on August 12, 2011, the FRS issued an interim final rule that added a requirement that a majority of the mutual holding company’s members eligible to vote must approve a dividend waiver by a mutual holding company within 12 months prior to the declaration of the dividend being waived. The FRS is reviewing comments on the interim final rule, which were required to be submitted by November 1, 2011, as part of its rulemaking process, and there can be no assurance that the final rule will not require such a member vote.
Conversion of Third Federal Savings, MHC to Stock Form. Federal regulations permit Third Federal Savings, MHC to convert from the mutual form of organization to the capital stock form of organization (a “Conversion Transaction”). There can be no assurance when, if ever, a Conversion Transaction will occur, and the Board of Directors has no current intention or plan to undertake a Conversion Transaction. In a Conversion Transaction, a new stock holding company would be formed as the successor to the Company, Third Federal Savings, MHC’s corporate existence would end, and certain depositors of the Association would receive the right to subscribe for additional shares of common stock of the new holding company. In a Conversion Transaction, each share of common stock held by stockholders other than Third Federal Savings, MHC (“Minority Stockholders”) would be automatically converted into a number of shares of common stock of the new holding company determined pursuant to an exchange ratio that ensures that Minority Stockholders own the same percentage of common stock in the new holding company as they owned in the Company immediately prior to the Conversion Transaction. Under a provision of the DFA applicable to Third Federal Savings, MHC, Minority Stockholders should not be diluted because of any dividends waived by Third Federal Savings, MHC (and waived dividends should not be considered in determining an appropriate exchange ratio), in the event Third Federal Savings, MHC converts to stock form. Any such Conversion Transaction would require various member and stockholder approvals, as well as regulatory approval.
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
Our net interest income can also be negatively impacted when assets and funding sources with seemingly similar, but not identical re-pricing characteristics react differently to changing interest rates. An example is our home equity lines of credit loan portfolio and our high yield checking and high yield savings deposit products. Interest rates charged on our home equity lines of credit loans are linked to the prime rate of interest, which generally adjusts in a direct relationship to changes in the FRS’s Federal Funds target rate. Similarly, our High Yield Checking and High Yield Savings deposit products are generally expected to adjust when changes are made to the Federal Funds target rate. However, to the extent that increases or decreases are made to the Federal Funds target rate, and those increases or decreases translate into increases or decreases of the prime rate and the rate charged on our home equity lines of credit loans, but do not extend to equivalent adjustments to our High Yield Checking and High Yield Savings deposit products, we can experience a reduction in our net interest income. At September 30, 2013, we held $1.86 billion of home equity lines of credit loans and $2.64 billion of High Yield Checking and High Yield Savings deposits.
Our net income can also be reduced by the impact that changes in interest rates can have on the value of our capitalized mortgage servicing rights. As of September 30, 2013, we serviced $2.97 billion of loans sold to third parties, and the mortgage servicing rights associated with such loans had an amortized cost of $14.1 million and an estimated fair value, at that date, of $28.8 million. Because the estimated life and estimated income from the underlying mortgage loans generally increase with rising interest rates and decrease with falling interest rates, the value of mortgage servicing rights generally increases as interest rates rise and decreases as interest rates fall. If interest rates fall and the value of our capitalized servicing rights decrease, we may be required to recognize an additional impairment charge against income for the amount by which amortized cost exceeds estimated fair market value.
In general, changes in market and competitive interest rates result from events that we do not control and over which we generally have little or no influence. As a result, mitigation of the adverse affects of changing interest rates is generally limited to controlling the composition of the assets and liabilities that we hold. To monitor our positions, we maintain an interest rate risk modeling system which is designed to measure our interest rate risk sensitivity. Using customized modeling software, the Association prepares periodic estimates of the amounts by which the net present value of its cash flows from assets, liabilities and off balance sheet items (the institution’s economic value of equity) would change in the event of a range of assumed changes in market interest rates. The simulation model uses a discounted cash flow analysis and an option-based pricing approach in measuring the interest rate sensitivity of EVE. At September 30, 2013, in the event of an immediate 200 basis point increase in all interest rates, our model projects that we would experience a $309.1 million, or 14%, decrease in EVE. Our calculations further project that, at September 30, 2013, in the event of an immediate 200 basis point increase in all interest rates, we would expect our projected net interest income for the twelve months ended September 30, 2014 to decrease by 0.5%. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”
Historically low interest rates may adversely affect our net interest income and profitability.
During the past several years it has been the policy of the Board of Governors of the FRS to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of U.S. Treasury and mortgage-backed securities. As a result, market rates on the loans we have originated and the yields on securities we have purchased have been at lower levels than available prior to 2008. This has been a significant factor in the decrease in the amount of our interest income to $384.0 million for the fiscal year ended September 30, 2013 from $417.9 million for the fiscal year ended September 30, 2012 and from $550.2 million for the fiscal year ended September 30, 2008. As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, which has generally resulted in progressive increases in net interest income since 2008. However, because interest rates have been low for so long, our ability to further lower our interest expense may become increasingly difficult while the average yield on our interest-earning assets may continue to decrease. Accordingly, our net interest income (the difference between interest income earned on assets and interest expense paid on liabilities) may be adversely affected which may have an adverse effect on our profitability.
Our ability to reduce interest rate risk has been adversely affected by the fact that the Association has been restricted in selling long-term fixed-rate residential loans to FNMA and we continue to experience decreases in the balance of our home equity line of credit portfolio.
Effective July 1, 2010, FNMA, historically the Association’s primary loan investor, promulgated certain loan origination requirement changes affecting loan eligibility that, prior to May 2013, we did not adopt. Accordingly, the Association’s ability to reduce interest rate risk via our traditional sales of longer-term fixed-rate residential loans for those loans that were originated prior to May 2013 or, post April 2013, were not originated under our revised FNMA-conforming procedures, is limited unless and until FNMA revises its loan eligibility standards. In the absence of such a revision by FNMA, and except for certain specific circumstances as described below, sales of longer-term fixed-rate mortgage loans will be predominantly limited to those loans that have been originated in accordance with our revised (beginning in May 2013), FNMA-conforming procedures or have established payment histories, strong borrower credit profiles, are supported by adequate collateral values and are acceptable to market participants other than FNMA. During the fiscal year ended September 30, 2013, we sold to FNMA $72.3 million of longer-term fixed-rate residential loans compared to $11.4 million and $13.3 million during the fiscal years ended September 30, 2012 and 2011, respectively. Sales to other market participants totaled $276.9 million and $20.3 million during the fiscal years ended September 30, 2013 and 2011, respectively. During the fiscal year ended September 30, 2012, all sales were to FNMA and none were to other market participants.
Because the level of the Association's loan sales declined so significantly subsequent to fiscal 2010 (when loan sales totaled $1.03 billion) and except for the increase during fiscal 2013, the Association is also generating less non-interest income. During the fiscal years ended September 30, 2013, 2012 and 2011, we realized net gains on the sale of loans of $8.3 million, $688 thousand and $490 thousand, respectively, compared to net gains on the sale of loans of $25.3 million during the fiscal year ended September 30, 2010. The Association’s ability to reduce interest rate risk exposure may be further compromised as, between June 28, 2010 and March 20, 2012, due to the deterioration in overall housing conditions including concerns for loans and lines in a second lien position, home equity lines of credit and home equity loans were not offered by the Association. Beginning in March, 2012, the Association offered redesigned home equity lines of credit to qualifying existing home equity customers, subject to certain property and credit performance conditions. In February 2013 the Association further modified the product design and the terms included monthly principal and interest payments throughout the entire term. In April 2013 we extended the offer to both existing home equity customers and new consumers in Ohio, Florida and selected counties in Kentucky. These changes have had the effect of only slightly slowing the pace of the reduction in the home equity lending portfolio. While we have been originating SmartRate adjustable-rate mortgages, since July 2010, which have improved interest rate characteristics as compared to long-term fixed-rate mortgages, the production volume of such loans may be insufficient to offset the increased interest rate risk resulting from the Association's restricted ability to sell fixed-rate loans that were originated prior to May 2013, to FNMA.
Each of the Association, the Company and Third Federal Savings, MHC entered into a MOU with the OTS on February 7, 2011 that has, and will continue to, entail compliance costs. While the MOU covering the Association was terminated on December 22, 2012, failure to comply with the memorandums of understanding that remain outstanding could result in formal enforcement action or additional regulatory constraints on the Association, the Company or Third Federal Savings, MHC.

Prior to its July 21, 2011 merger into the OCC, the OTS issued, effective February 7, 2011, memoranda of understanding covering the Association, Third Federal Savings, MHC and the Company. On December 22, 2012, the Association's primary regulator terminated the MOU applicable to the Association. However, the MOU applicable to Third Federal Savings, MHC and the Company, which, since July 21, 2011, has been enforced by the FRS, has not been terminated. The items in the MOU applicable to Third Federal Savings, MHC and the Company pertain to any plans for new debt, dividends or stock repurchases and the further refinement and enhancement of our enterprise risk management processes. Specifically, the Company is required to submit a written request for non-objection to the FRS at least 45 days prior to the anticipated date of any proposed debt, dividend or capital distribution (e.g. stock repurchase) transactions and without the receipt of a written non-objection from the FRS, is prohibited from consummating any such proposed transaction. On September 26, 2013, the Company announced that it had received the FRS's written non-objection to the resumption of its fourth stock repurchase plan that, at that time, had 2,156,250 shares of its outstanding common stock remaining to be purchased under the terms of the plan. Repurchases began on October 1, 2013. The requirements of the MOU carry costs to complete which has increased our non-interest expense. Although the Company has received a written non-objection with respect to its fourth stock repurchase plan and is diligently working with the FRS to resolve the remaining concerns so that the Company can extend its stock repurchase program and can initiate the process required to pay a dividend, such actions remain subject to receipt of the FRS's written non-objection as specified in the MOU, until the remaining concerns of our regulator are resolved. The requirements of the MOU which are applicable to the Company and Third Federal Savings, MHC will remain in effect until our regulator decides to terminate, suspend or modify them.
Negative developments in the financial industry and the domestic and international credit markets may adversely affect our operations and results.
Since the latter half of 2007, negative developments in the global credit and securitization markets have resulted in uncertainty in the financial markets and a lingering, general economic downturn which contributed to deteriorated loan portfolio quality at many institutions, including the Company. In addition, the value of real estate collateral supporting many home mortgages has declined and may continue to decline. Bank and bank holding company stock prices were negatively affected, as was the ability of banks and bank holding companies to raise capital or borrow in the debt markets. These negative developments along with the turmoil and uncertainties that have accompanied them have heavily influenced the formulation and enactment of the DFA, along with its implications as described elsewhere in this Risk Factors section. In addition to the many future implementing rules and regulations of the DFA, the potential exists for other new federal or state laws and regulations regarding lending and funding practices and liquidity standards to be enacted. Bank regulatory agencies are expected to continue to be active in responding to concerns and trends identified in examinations. Negative developments in the financial industry and the domestic and international credit markets, and the impact of new legislation in response to those developments, may negatively impact our operations by increasing our costs, restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance. In addition, these risks could affect the value of our loan portfolio as well as the value of our investment portfolio, which would also negatively affect our financial performance.
Ratings downgrades of the United States Government may adversely affect the Company.
In July 2011, certain rating agencies placed the United States government’s long-term sovereign debt rating on their equivalent of negative watch and announced the possibility of a credit rating downgrade. In August 2011, one rating agency deceased its rating of the United States Government to AA+. The rating agencies, due to constraints related to the rating of the United States, also placed government-sponsored enterprises on negative watch. In October 2013, one rating agency placed the United States credit rating on negative watch due to the delay in raising the United States debt ceiling. A downgrade of the United States credit rating would trigger a similar downgrade in the credit rating of these government-sponsored enterprises. Furthermore, the credit rating of other entities, such as state and local governments, may be downgraded if the United States’ credit rating is downgraded. The impact that these credit rating downgrades may have on the national and local economy and the Company’s financial condition and results of operations is uncertain.
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
Reflecting concern about the stability of the financial markets generally, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets may adversely affect our business, financial condition and results of operations. We do not expect that the difficult conditions in the financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial industry. In particular, we may face the following risks in connection with these events:

•
We already face and we expect to continue to face increased regulation of our industry and compliance with such regulation that may increase our costs and limit our ability to pursue business opportunities.

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
Proposed and final regulations could restrict our ability to originate and sell loans.

The CFPB has issued a rule designed to clarify for lenders how they can avoid legal liability under the DFA, which would hold lenders accountable for ensuring a borrower’s ability to repay a mortgage. Loans that meet this “qualified mortgage” definition will be presumed to have complied with the new ability-to-repay standard. Under the CFPB’s rule, a “qualified mortgage” loan must not contain certain specified features, including:

•	excessive upfront points and fees (those exceeding 3% of the total loan amount, less “bona fide discount points” for prime loans);

•	interest-only payments;

•	negative-amortization; and

•	terms longer than 30 years.

Also, to qualify as a “qualified mortgage,” a borrower’s total monthly debt-to-income ratio may not exceed 43%. Lenders must also verify and document the income and financial resources relied upon to qualify the borrower for the loan and underwrite the loan based on a fully amortizing payment schedule and maximum interest rate during the first five years, taking into account all applicable taxes, insurance and assessments. The CFPB’s rule on qualified mortgages could limit our ability or desire to make certain types of loans or loans to certain borrowers, or could make it more expensive/and or time consuming to make these loans, which could limit our growth or profitability.

In addition, the DFA requires the regulatory agencies to issue regulations that require securitizers of loans to retain not less than 5% of the credit risk for any asset that is not a “qualified residential mortgage.” The regulatory agencies have issued a proposed rule to implement this requirement. The DFA provides that the definition of “qualified residential mortgage” can be no broader than the definition of “qualified mortgage” issued by the CFPB for purposes of its regulations (as described above). Although the final rule with respect to the retention of credit risk has not yet been issued, the final rule could have a significant effect on the secondary market for loans and the types of loans we originate, and restrict our ability to make loans.
Financial reform legislation enacted by Congress in 2010, among other things, eliminated the OTS, tightened capital standards, created the CFPB and resulted in new laws and regulations that are expected to increase our costs of operations.
Effective July 21, 2010, Congress enacted the DFA. This law significantly changed the bank regulatory structure and affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The DFA required various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the ultimate impact of the DFA may not be known for many years.
Certain provisions of the DFA have already impacted the Company. For example, on July 21, 2011, the OTS, which was the primary federal regulator for the Company and the Association, was dissolved, and the OCC, which is the primary federal regulator for national banks, became the primary federal regulator for federal thrifts. Also on that date, the Board of Governors of the FRS assumed supervisory and regulatory responsibilities for all savings and loan holding companies that were formerly regulated by the OTS, including the Company. Moreover, Third Federal Savings, MHC now requires the approval of the FRS Board before it may waive the receipt of any dividends from the Company, and there is no assurance that the FRS Board will approve future dividend waivers or what conditions it may impose on such waivers. See the risk factor “—Recently enacted financial reform legislation may have an adverse effect on our ability to pay dividends, which would adversely affect the value of our common stock.”
Also effective July 21, 2011 is a provision of the DFA that eliminated the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on the Company’s interest expense.
The DFA also broadens the base for FDIC insurance assessments. Assessments are based on the average consolidated total assets less tangible equity capital of a financial institution. The DFA also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts had unlimited deposit insurance through December 31, 2012.
The DFA requires publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The legislation also directs the FRS Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.
The DFA created a new CFPB with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. The DFA also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.
It is not possible to predict at this time what specific impact the DFA and the future implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.

The short-term and long-term impact of the changing regulatory capital requirements and new capital rules is unknown.
In July, 2013, the FDIC and the FRS Board approved a new rule that will substantially amend the regulatory risk-based capital rules applicable to the Association, the Company and Third Federal Savings, MHC. The final rule implements the “Basel III” regulatory capital reforms and changes required by the DFA.
The final rule includes new minimum risk-based capital and leverage ratios, which will be effective for the Association, the Company and Third Federal Savings, MHC on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios. The new minimum capital requirements will be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also establishes a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios, and when fully effective in 2019, will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such activities.
The application of more stringent capital requirements for the Association, the Company and Third Federal Savings, MHC could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions such as the inability to pay dividends or repurchase shares if we were to be unable to comply with such requirements.
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
Federal regulations require Third Federal Savings, MHC to notify the FRS of any proposed waiver of its receipt of dividends from the Company. The OTS, the previous regulator for Third Federal Savings, MHC, allowed dividend waivers provided the mutual holding company’s board of directors determined that the waiver was consistent with its fiduciary duties and the waiver would not be detrimental to the safety and soundness of its subsidiary institution. In February 2008, the Company declared its first quarterly dividend and continued to declare and pay quarterly dividends through May 2010, when the Company suspended future dividend payments until concerns expressed by OTS regarding the Association’s home equity line of credit portfolio were satisfactorily resolved. Prior to the suspension of the dividends, Third Federal Savings, MHC waived its right to receive each dividend paid by the Company. In August 2011, the FRS issued an interim final rule pursuant to the DFA, providing that the FRS “may not” object to dividend waivers by grandfathered mutual holding companies, such as Third Federal Savings, MHC, under standards substantially similar to those previously required by the OTS. However, the interim final rule added a requirement that a majority of the mutual holding company’s members eligible to vote must approve a dividend waiver by a mutual holding company within 12 months prior to the declaration of the dividend being waived. As part of its rulemaking process, the FRS is reviewing comments on the interim final rule and there can be no assurance that the final rule will not require such a member vote.
Changes in laws and regulations and the cost of compliance with new laws and regulations may adversely affect our operations and our income.
We are subject to extensive regulation, supervision and examination by the FRS Board, the OCC, the CFPB and the FDIC. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on a bank’s operations, reclassify assets, determine the adequacy of a bank’s allowance for loan losses and determine the level of deposit insurance premiums assessed. Because our business is highly regulated, the laws and applicable regulations are subject to frequent change. Any change in these regulations and oversight, whether in the form of regulatory policy, new regulations or legislation or additional deposit insurance premiums could have a material impact on our operations.

In response to the financial crisis, Congress has taken actions that are intended to strengthen confidence and encourage liquidity in financial institutions, and the FDIC has taken actions to increase insurance coverage on deposit accounts. In addition, there have been proposals made by members of Congress and others that would reduce the amount delinquent borrowers are otherwise contractually obligated to pay under their mortgage loans and limit an institution’s ability to foreclose on mortgage collateral. Previously, a number of the largest mortgage lenders in the United States voluntarily imposed a temporary moratorium on all foreclosures due to document verification deficiencies.
The potential exists for additional federal or state laws and regulations, or changes in policy, affecting lending and funding practices and liquidity standards. Moreover, bank regulatory agencies have been active in responding to concerns and trends identified in examinations, and have issued many formal enforcement orders requiring capital ratios in excess of regulatory requirements. Bank regulatory agencies, such as the FRS Board, the OCC, the CFPB and the FDIC, govern the activities in which we may engage, primarily for the protection of depositors, and not for the protection or benefit of potential investors. In addition, new laws and regulations may increase our costs of regulatory compliance and of doing business, and otherwise affect our operations. New laws and regulations may significantly affect the markets in which we do business, the markets for and value of our loans and investments, the fees we can charge and our ongoing operations, costs and profitability.
Loans originated through our Home Today program have higher delinquency rates than the remainder of our loan portfolio.
Prior to March 27, 2009, we offered loans through our Home Today program with our standard terms to borrowers who might not otherwise qualify for such loans. To qualify for our Home Today program, a borrower must complete financial management education and counseling and must be referred to us by a sponsoring organization with which we have partnered as part of the program and must meet a minimum credit score threshold. Because we applied less stringent underwriting and credit standards to these loans, loans originated under the Home Today program prior to March 27, 2009 have greater credit risk than traditional residential real estate mortgage loans. As of September 30, 2013, we had $178.4 million of outstanding loans that were originated through our Home Today program, 18.8% of which were delinquent 30 days or more, compared to 0.9% for our portfolio of non-Home Today loans as of that date. During the fiscal year ended September 30, 2013, we incurred gross charge-offs of $12.3 million, (6.5% of the average balance of Home Today loans) on loans originated through our Home Today program, compared to $16.7 million, (0.2% of the average balance of non-Home Today loans) of gross charge-offs for our non-Home Today portfolio. Effective March 27, 2009, the Home Today underwriting guidelines are substantially the same as those for our traditional mortgage product.
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
We have experienced no known material breaches.
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
We operate from our main office in Cleveland, Ohio, our 38 full-service branch offices located in Ohio and Florida and our eight loan production offices located in Ohio. Our branch offices are located in the Ohio counties of Cuyahoga, Lake, Lorain, Medina and Summit and in the Florida counties of Broward, Collier, Hillsborough, Lee, Palm Beach, Pasco, Pinellas and Sarasota. Our loan production offices are located in the Ohio counties of Franklin, Butler, Delaware and Hamilton. The Company owns the building in which its home office and executive offices are located, and five other office locations. The net book value of our land, premises, equipment and software was $58.5 million at September 30, 2013. Included in the net book value are two commercial buildings located in Canton, Massachusetts, valued at $18.5 million, which are owned by our Hazelmere entity and leased to third parties in net lease transactions.

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
(a)Our common stock is listed and traded on the NASDAQ Global Select Market under the symbol “TFSL”. As of November 18, 2013, we had 8,521 shareholders of record, which number does not include persons or entities holding shares in “nominee” or “street” name through brokerage firms. Shares of our common stock began trading on April 23, 2007 following the completion of our initial public offering. Quarterly trading information for the periods indicated is provided by NASDAQ and included in the following table.

	Traded Market Prices
	High	Low	Dividends
Quarter ended December 31, 2011	$9.47	$8.05	—
Quarter ended March 31, 2012	9.72	9.01	—
Quarter ended June 30, 2012	9.97	9.19	—
Quarter ended September 30, 2012	9.75	8.53	—
Quarter ended December 31, 2012	9.62	8.18	—
Quarter ended March 31, 2013	10.90	9.82	—
Quarter ended June 30, 2013	11.27	10.20	—
Quarter ended September 30, 2013	12.32	10.88	—
Payment of dividends is subject to declaration by our board of directors and is dependent on a number of factors, including:

•	our capital requirements and, to the extent that funds for any such dividend are provided by the Association, the regulatory capital requirements imposed on the Association by the OCC;

•	our financial position and results of operations;

•	tax considerations;

•	our alternative uses of funds;

•	statutory and regulatory limitations; and

•	general economic conditions.
On March 12, 2009, the Company announced its fourth stock repurchase program, which authorizes the repurchase of up to an additional 3,300,000 shares of the Company’s outstanding common stock. Purchases under the program will be on an ongoing basis, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses of capital, regulatory restrictions and our financial performance. Repurchased shares will be held as treasury stock and be available for general corporate use. The program has 2,156,250 shares yet to be purchased as of September 30, 2013. Our last repurchases occurred during the quarter ended December 31, 2009. In June 2010, and as subsequently reaffirmed on February 7, 2011, the Company was directed not to declare or pay any cash dividend, purchase or redeem any common stock or make any other capital distribution without providing 45 days prior written notice to the Central Regional Director of the OTS and receiving the Regional Director’s written non-objection. This restriction continues to apply under the Company’s primary regulator, the FRS. Refer to the Monitoring and Limiting Our Credit Risk section which follows in Item 7. of this Part II, for additional information.
On September 26, 2013, the Company announced that it had received the FRS's written non-objection to the resumption of its fourth stock repurchase plan that, at that time, had 2,156,250 shares of its outstanding common stock remaining to be purchased under the terms of the plan. Repurchases began on October 1, 2013. Although the Company has received a written non-objection with respect to its fourth stock repurchase plan and is diligently working with the FRS to resolve the remaining concerns so that the Company can extend its stock repurchase program and can initiate the process required to pay a dividend, such actions remain subject to receipt of the FRS's written non-objection as specified in the MOU, until the remaining concerns of our regulator are resolved. The requirements of the MOU which are applicable to the Company and Third Federal Savings, MHC will remain in effect until our regulator decides to terminate, suspend or modify them.
Pursuant to IRS regulations, any payment of dividends by the Association to the Company that would be deemed to be drawn from the Association’s bad debt reserves would require a payment of taxes at the then-current tax rate by the Association on the amount of earnings deemed to be removed from the reserves for such distribution. The Association does not intend to make any distribution to the Company that would create such a federal tax liability.
Through September 30, 2010, Third Federal Savings, MHC, waived its right to receive dividends. The waivers complied with regulatory authorizations (in the form of non-objection) obtained by Third Federal Savings, MHC. Requests for future regulatory authorizations to waive receipts of dividends will be submitted to the FRS. Please refer to the preceding discussion of dividend waivers presented in Part I, Item 1. Business, SUPERVISION AND REGULATION, Holding Company Regulation, sections—Dividends and Waivers of Dividends by Third Federal Savings, MHC. Regulatory non-objection is subject to periodic regulatory review and no assurances can be given regarding future regulatory non-objection. In addition, interim final rules issued by the FRS on August 12, 2011 require that a majority of the mutual holding company's members eligible to vote must approve a dividend waiver by a mutual holding company within 12 months prior to the declaration of the dividend being waived. As part of its rulemaking process, the FRS is reviewing comments on the interim final rule that were required to be submitted by November 1, 2011 and there can be no assurance that the final rule will not require such a member vote.

In the table and graph that follow, we have provided summary information regarding the performance of the cumulative total return of our common stock from September 30, 2008 through September 30, 2013, relative to the cumulative total return on stocks included in the SNL Bank and Thrift Index; SNL Thrift Index and NASDAQ Composite, in each case for the same period. The cumulative return data are presented in dollars, based on starting investments of $100 and assuming the reinvestment of dividends.

	Measurement Date
Index (with base price at 9/30/2008)	9/30/2008	9/30/2009	9/30/2010	9/30/2011	9/30/2012	9/30/2013
TFS Financial Corporation	100.00	97.10	76.24	67.45	75.25	99.31
SNL Bank and Thrift Index	100.00	70.70	64.51	51.12	72.23	93.96
SNL Thrift Index	100.00	76.59	76.49	64.86	84.28	101.47
NASDAQ Composite	100.00	102.54	115.60	119.07	155.56	191.34
 ______________________

(a)	We did not sell any unregistered securities during the quarter ended September 30, 2013.

(b)	Not applicable

(c)	The Company did not repurchase any shares of common stock during the quarter ended September 30, 2013.

Item 6.	Selected Financial Data

	At September 30,
	2013	2012	2011	2010	2009
	(In thousands)
Selected Financial Condition Data:
Total assets	$11,269,346	$11,518,125	$10,892,948	$11,076,027	$10,598,840
Cash and cash equivalents	285,996	308,262	294,846	743,740	307,046
Investment securities:
Available for sale	477,376	421,430	15,899	24,619	23,434
Held to maturity	—	—	392,527	646,940	578,331
Loans held for sale	4,179	124,528	—	25,027	61,170
Loans, net	10,084,066	10,224,989	9,750,943	9,181,749	9,219,585
Bank owned life insurance	183,724	177,279	170,845	164,334	157,864
Prepaid expenses and other assets(1)	71,639	90,720	88,853	100,461	53,183
Deposits	8,464,499	8,981,419	8,715,910	8,851,941	8,570,506
Borrowed funds	745,117	488,191	139,856	70,158	70,158
Shareholders’ equity	1,871,477	1,806,850	1,773,924	1,752,897	1,745,865
______________________

(1)
Prepaid expenses and other assets include the remaining balance in prepaid FDIC assessments of $12.1 million at September 30, 2012, $23.4 million at September 30, 2011, and $39.5 million at September 30, 2010.

	For the Years Ended September 30,
	2013	2012	2011	2010	2009
	(In thousands, except per share amounts)
Selected Data:
Interest income	$383,972	$417,853	$427,493	$437,891	$487,222
Interest expense	115,419	155,646	179,845	210,385	257,147
Net interest income	268,553	262,207	247,648	227,506	230,075
Provision for loan losses	37,000	102,000	98,500	106,000	115,000
Net interest income after provision for loan losses	231,553	160,207	149,148	121,506	115,075
Non-interest income	28,468	24,463	30,982	58,638	67,384
Non-interest expenses	177,660	171,508	168,055	161,933	162,388
Earnings before income tax expense	82,361	13,612	12,075	18,211	20,071
Income tax expense	26,402	2,133	2,735	6,873	5,676
Net earnings after income tax expense	$55,959	$11,479	$9,340	$11,338	$14,395
Earnings per share—basic and fully diluted	$0.18	$0.04	$0.03	$0.04	$0.05
Cash dividends declared per share	$—	$—	$—	$0.21	$0.26

	At September 30,
	2013	2012	2011	2010	2009
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on average assets	0.50%	0.10%	0.09%	0.10%	0.13%
Return on average equity	3.05%	0.64%	0.53%	0.65%	0.80%
Interest rate spread(1)	2.25%	2.11%	1.97%	1.77%	1.70%
Net interest margin(2)	2.46%	2.39%	2.32%	2.16%	2.20%
Efficiency ratio(3)	59.81%	59.67%	60.31%	56.59%	54.59%
Noninterest expense to average total assets	1.58%	1.52%	1.54%	1.50%	1.51%
Average interest-earning assets to average interest-bearing liabilities	119.58%	119.60%	120.39%	119.70%	120.57%
Dividend payout ratio(4)	—%	—%	—%	525.00%	520.00%
Asset Quality Ratios:
Non-performing assets as a percent of total assets(5)	1.58%	1.76%	2.34%	2.73%	2.57%
Non-accruing loans as a percent of total loans(5)	1.53%	1.77%	2.37%	3.08%	2.74%
Allowance for loan losses as a percent of non-accruing loans(5)	59.38%	55.03%	66.73%	46.49%	37.33%
Allowance for loan losses as a percent of total loans(5)	0.91%	0.97%	1.58%	1.43%	1.02%
Capital Ratios:
Association
Total risk-based capital (to risk weighted assets)	24.10%	22.19%	22.29%	19.17%	18.19%
Tier 1 core capital (to adjusted tangible assets)	14.18%	13.31%	13.90%	12.14%	12.48%
Tier 1 risk-based capital (to risk weighted assets)	22.85%	20.94%	21.04%	18.00%	17.30%
TFS Financial Corporation(6)
Total risk-based capital (to risk weighted assets)	27.94%	25.03%	NA	NA	NA
Tier 1 core capital (to adjusted tangible assets)	16.59%	15.33%	NA	NA	NA
Tangible capital (to tangible assets)	16.59%	15.33%	NA	NA	NA
Tier 1 risk-based capital (to risk weighted assets)	26.69%	23.78%	NA	NA	NA
Average equity to average total assets	16.38%	16.00%	16.07%	16.19%	16.69%
Other Data:
Association
Number of full service offices	38	39	39	39	39
Loan production offices	8	8	8	8	8
______________________

(1)	Represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the year.

(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the year.

(3)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.

(4)
Represents dividends paid per share divided by diluted earnings per share. Receipt of dividends on shares owned by Third Federal Savings, MHC has been waived and dividends paid on unallocated shares of the ESOP are used to pay down the loan to the ESOP.

(5)	Ratios in fiscal years 2013 and 2012 have been impacted by elimination of SVAs.

(6)	TFS Financial Corporation capital ratios were not calculated prior to 2012.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
Overview
Our business strategy is to operate as a well-capitalized and profitable financial institution dedicated to providing exceptional personal service to our customers. We may not be successful in implementing our business strategy.
Since being organized in 1938, we grew to become, at the time of our initial public offering of stock in April 2007, the nation’s largest mutually-owned savings and loan association based on total assets. We credit our success to our continued emphasis on our primary values: “Love, Trust, Respect, and a Commitment to Excellence, along with Having Fun.” Our values are reflected in the design and pricing of our loan and deposit products, and historically, in our Home Today program, as described below. Our values are further reflected in the Broadway Redevelopment Initiative (a long-term revitalization program encompassing the three-mile corridor of the Broadway-Slavic Village neighborhood in Cleveland, Ohio where our main office was founded and continues to be located) and the educational programs we have established and/or supported. We intend to continue to adhere to our primary values and to support our customers and the communities in which we operate.
During the last several years, regionally high unemployment, weak residential real estate values, less than robust capital and credit markets, and a general lack of confidence in the financial services sector of the economy presented significant challenges for us. More recently, improving regional employment levels, recovering residential real estate values, recovering capital and credit markets and greater confidence in the financial services sector have resulted in better credit metrics for us.
Management believes that the following matters are those most critical to our success: (1) controlling our interest rate risk exposure; (2) monitoring and limiting our credit risk; (3) maintaining access to adequate liquidity and alternative funding sources; and (4) monitoring and controlling operating expenses.
Controlling Our Interest Rate Risk Exposure. Although housing and credit quality issues have had and, to a lesser extent, continue to have a negative effect on our operating results and, as described below, are certainly a matter of significant concern for us, historically our greatest risk has been our exposure to interest rate risk. When we hold long-term, fixed-rate assets, funded by liabilities with shorter re-pricing characteristics, we are exposed to potentially adverse impacts from rising interest rates. Generally, and particularly over extended periods of time that encompass full economic cycles, interest rates associated with longer-term assets, like fixed-rate mortgages, have been higher than interest rates associated with shorter-term funding sources, like deposits. This difference has been an important component of our net interest income and is fundamental to our operations. We manage the risk of holding long-term, fixed-rate mortgage assets primarily by maintaining high levels of tangible capital and by promoting adjustable-rate and shorter-term, fixed-rate loans. Additionally, in years prior to fiscal 2010, we also managed this risk by actively selling long-term, fixed-rate mortgage loans in the secondary market, a strategy pursuant to which we were able to modulate the amount of long-term, fixed-rate loans held in our portfolio. As described in greater detail below, during fiscal 2013 we adopted the necessary procedural changes that, subsequent thereto, we believe result in certain of our long-term, fixed-rate loan originations, those processed under our revised procedures, being eligible for delivery and sale to FNMA and will prospectively provide us with additional options in managing our interest rate risk profile. The total balance of loans sold subsequent to June 30, 2010 has not been significant when measured in relation to the total balance of our owned fixed-rate portfolio. During the fiscal year ended September 30, 2013, we sold $221.1 million of long-term, fixed-rate first mortgage loans compared to $11.4 million and $33.6 million during the fiscal years ended September 30, 2012 and 2011, respectively and as compared to sales of $1.03 billion during the fiscal year ended September 30, 2010. Also, during fiscal 2013 we sold $128.1 million of long-term, adjustable-rate first mortgage loans to a private investor. This transaction demonstrated our ability to further manage interest rate risk and liquidity by selling Smart Rate loans in the secondary market. No long-term, adjustable-rate first mortgage loans were sold during any of the fiscal years ended September 30, 2012, 2011 or 2010. As described in the following paragraphs, the relatively low volume of long-term, fixed-rate first mortgage loan sales since June 30, 2010 reflects the impact of changes by FNMA related to requirements for loans that it accepts and our reduced level of fixed-rate loan originations.
Effective July 1, 2010, FNMA, historically the Association’s primary loan investor, implemented certain loan origination requirement changes affecting loan eligibility that, prior to May 2013, we did not adopt. Subsequent to the May 2013 implementation date of our revised loan origination procedures, and upon review and validation by FNMA which was received on November 15, 2013, we expect that those fixed-rate, first mortgage loans that are originated under the revised procedures, will thereafter be eligible for securitization and sale in FNMA mortgage-backed security form. Previously, our decision not to implement the changes necessary to comply with FNMA’s revised requirements, was based on our consideration that since 1991, the Association, employing only non-commissioned loan originators and utilizing a centralized underwriting process, had sold loans to FNMA under a series of proprietary variances, or contractual waivers, that were negotiated between us and FNMA during the term of our relationship. Those proprietary concessions related to certain loan file documentation and quality control procedures the lack of which, in our opinion, did not diminish in any way the excellent credit quality of the loans that we delivered to FNMA, but facilitated the efficiency and effectiveness of our operations and the quality and value of the loan products that we were able to offer to our borrowers. The high credit quality of the loans that we delivered to FNMA was consistently evidenced by the superior delinquency profile of our portfolio in peer performance comparisons prepared by FNMA throughout the term of our relationship. In response to the housing crisis that commenced in 2008, and with the objective of improving the credit profile of its overall loan portfolio, FNMA enacted many credit tightening measures, culminating in the effective elimination of proprietary variances and waivers, accompanied by the imposition of additional file documentation requirements and expanded quality control procedures. In addition to substantively changing FNMA’s operating procedures, effects of the housing crisis spread throughout the secondary residential mortgage market and resulted in a significantly altered operating framework for all secondary market participants. We believed that this dramatically altered operating framework offered opportunities for business process innovators to create new secondary market solutions especially as such opportunities would be expected to target high credit quality residential loans similar to those that we have traditionally originated. During the fiscal year ended September 30, 2011, $20.3 million of non-agency eligible, fixed-rate mortgage loans were sold (on a servicing retained basis) to a private investor. During the fiscal year ended September 30, 2012, no loan sales to private investors were completed, and at September 30, 2012, there were no loan sale commitments to private investors outstanding. As reported above, during the fiscal year ended September 30, 2013, $276.9 million of non-agency eligible, whole loan sales, all on a servicing retained basis, were completed. At September 30, 2013, there were no non-agency eligible, whole loans classified as mortgage loans held for sale, nor were any loans sale commitments outstanding with respect to such loans. While we have been successful in completing several non-agency backed whole loan sales during the fiscal year ended September 30, 2013, in our opinion, the breadth of, and the transaction pricing in, the non-agency market has not developed in the manner, or with the speed that we believe justified the continuing delay in our adoption of FNMA's loan origination requirements. Accordingly, while we continue to evaluate available opportunities in the secondary market, we have developed a parallel operation that fully complies with current FNMA loan eligibility standards. In that regard, during the quarter ended June 30, 2012, the Association implemented procedures necessary for participation in FNMA's HARP II (Home Affordable Refinance Program) initiative. Included in the balance of mortgage loans held for sale at September 30, 2013 and September 30, 2012, were $4.2 million and $9.9 million, respectively, of agency-compliant HARP II loans. HARP II loan sales during the fiscal years ended September 30, 2013 and September 30, 2012, totaled $72.3 million and $11.4 million, respectively. At September 30, 2013 and September 30, 2012, outstanding HARP II loan sales commitments totaled $3.3 million and $2.8 million, respectively.
At September 30, 2013 and September 30, 2012, mortgage loans held for sale, all of which were long-term, fixed-rate first mortgage loans, totaled $4.2 million and $124.5 million, respectively, and were comprised of the following components:

	September 30, 2013	September 30, 2012
	(Dollars in thousands)
Loans held for sale:
Held for sales to private investors	$—	$114,678
Held for sales to FNMA	4,179	9,850
Total	$4,179	$124,528
In response to the changes made in FNMA's loan eligibility requirements, in July 2010 we began marketing an adjustable-rate mortgage loan product that provides us with improved interest rate risk characteristics when compared to a long-term, fixed-rate mortgage. Since its introduction, the “Smart Rate” adjustable rate mortgage has offered borrowers an interest rate lower than that of a fixed-rate loan. The rate is locked for three or five years then resets annually after that. It contains a feature to re-lock the rate an unlimited number of times at our then, current rate and fee schedule, for another three or five years (dependent on the original reset period) without having to complete a full refinance transaction. Re-lock eligibility is subject to a satisfactory payment performance history by the borrower (never 60 days late, no 30-day delinquencies during the last twelve months, current at the time of re-lock, and no foreclosures or bankruptcies since the Smart Rate application was taken). In addition to a satisfactory payment history, re-lock eligibility requires that the property continues to be the borrower’s primary residence. The loan term cannot be extended in connection with a re-lock nor can new funds be advanced. All interest rate caps and floors remain as originated. During the fiscal years ended September 30, 2013 and 2012, adjustable-rate mortgage loan originations totaled $968.1 million and $1.49 billion, respectively, while during the same time periods, fixed-rate mortgage loan originations totaled $1.22 billion and $1.16 billion, respectively. By comparison, during the nine months ended June 30, 2010, the last nine months of operations prior to the introduction of our Smart Rate product, adjustable-rate mortgage loan originations totaled $28.7 million while fixed-rate originations totaled $1.15 billion. The amount of origination volumes, including refinancings by our existing customers, along with the portion of that activity that pertains to loans that we previously sold (but for which we retained the right to provide mortgage servicing so as to maintain our relationship with our customer)

when coupled with the level of loan sales, if any, determines the balance of loans held on our balance sheet. The amount of adjustable-rate loan activity described above resulted in $3.19 billion of long-term adjustable-rate loans in our residential mortgage loans held for investment portfolio at September 30, 2013, as compared to $2.93 billion at September 30, 2012. At September 30, 2013, the amount of adjustable-rate residential mortgage loans represented 37% of the total residential mortgage loans held for investment portfolio. Fixed-rate mortgage loan activity described above resulted in $5.11 billion of long-term fixed rate loans in our residential mortgage loans held for investment portfolio, as compared to $5.23 billion at September 30, 2012. The September 30, 2013 and September 30, 2012 measurements exclude $4.2 million, and $124.5 million, respectively, of long-term, fixed-rate loans reported as mortgage loans held for sale. No long-term, adjustable-rate loans were designated as mortgage loans held for sale at either of these reported measurement dates.
In addition to actively marketing our Smart Rate product, beginning in the latter portion of fiscal 2012, we also began to feature our ten-year, fully amortizing fixed-rate first mortgage loan in our product promotions. The ten-year, fixed-rate loan has a less severe interest rate risk profile when compared to loans with fixed-rate terms of 15 to 30 years and helps us to more effectively manage our interest rate risk exposure, yet provides our borrowers with the certainty of a fixed interest rate throughout the life of the obligation. During the fiscal year ended September 30, 2013, ten-year fixed-rate first mortgage loan originations totaled $562.4 million, or 46% of our fixed-rate originations and 26% of our total originations.
In the past, we have also managed interest rate risk by promoting home equity lines of credit, which have a variable interest rate. As described below, this product carries an incremental credit risk component and has been adversely impacted by the housing market downturn. Between June 28, 2010 and March 20, 2012, due to the deterioration in overall housing conditions including concerns for loans and lines in a second lien position, home equity lines of credit and home equity loans were not offered by the Association. Beginning in March, 2012, the Association offered redesigned home equity lines of credit to qualifying existing home equity customers, subject to certain property and credit performance conditions. In February 2013 the Association further modified the product design and the terms included monthly principal and interest payments throughout the entire term. In April 2013 we extended the offer to both existing home equity customers and new consumers in Ohio, Florida and selected counties in Kentucky. These offers were, and are, subject to certain property and credit performance conditions which include:

•	lower CLTV maximum ratios (80% in Ohio/Kentucky and 70% in Florida; for programs in place prior to 2012 the CLTV extended to as high as 89.99%);

•	limited geographic offering (only Ohio, Kentucky and Florida; programs in place prior to 2012 were offered nationwide);

•	borrower income is fully verified (in prior programs income was not always fully verified);

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

The existing home equity lines of credit portfolio, with a principal balance of $1.69 billion at September 30, 2013, favorably impacts our interest rate risk profile. The efforts described above are intended to prudently stem the portfolio attrition/reduction that has been experienced during the last three years and to ultimately re-establish home equity line of credit lending as a meaningful strategy used to manage our interest rate risk profile.

Should a rapid and substantial increase occur in general market interest rates, it is probable that, prospectively and particularly over a multi-year time horizon, the level of our net interest income would be adversely impacted.
Monitoring and Limiting Our Credit Risk. While, historically, we had been successful in limiting our credit risk exposure by generally imposing high credit standards with respect to lending, the confluence of unfavorable regional and macro-economic events since 2008, coupled with our pre-2010 expanded participation in the second lien mortgage lending markets, has significantly refocused our attention with respect to credit risk. In response to the evolving economic landscape, we have continuously revised and updated our quarterly analysis and evaluation procedures, as needed, for each category of our lending with the objective of identifying and recognizing all appropriate credit impairments. At September 30, 2013, 90% of our assets consisted of residential real estate loans (both “held for sale” and “held for investment”) and home equity loans and lines of credit, the overwhelming majority of which were originated to borrowers in the states of Ohio and Florida. Our analytic procedures and evaluations include specific reviews of all home equity loans and lines of credit that become 90 or more days past due, as well as specific reviews of all first mortgage loans that become 180 or more days past due. We also expanded our analysis of current performing home equity lines of credit to better mitigate future risk of loss. In accordance with regulatory guidance issued in January 2012, performing home equity lines of credit subordinate to first mortgages delinquent greater than 90 days are transferred to non-accrual status. At September 30, 2013, the recorded investment of such performing home equity lines of credit, not otherwise classified as non-accrual, was $5.3 million. Also, the OCC issued guidance in July 2012 that requires loans, where at least one borrower has been discharged of their obligation in Chapter 7 bankruptcy, to be classified as troubled debt restructurings. Also required pursuant to this guidance is the charge-off of performing loans to collateral value and non-accrual classification when all borrowers have had their obligations discharged in Chapter 7 bankruptcy, regardless of how long the loans have been performing. At September 30, 2013, $64.6 million of loans in Chapter 7 bankruptcy status were included in total troubled debt restructurings. At September 30, 2013, the recorded investment in non-accrual status loans included $34.0 million of performing loans in Chapter 7 bankruptcy status where at least one borrower had been discharged of their obligation. Based on OCC interpretive guidance, $15.8 million of net charge-offs related to those loans were recognized during the fiscal quarter ended September 30, 2012.
In response to the unfavorable regional and macro economic environment that arose beginning in 2008, and in an effort to limit our credit risk exposure and improve the credit performance of new customers, we have tightened our credit criteria in evaluating a borrower’s ability to successfully fulfill his or her repayment obligation and we have revised the design of many of our loan products to require higher borrower down-payments, limited the products available for condominiums, and eliminated certain product features (such as interest-only adjustable-rate loans, loans above certain loan-to-value ratios, and prior to March 2012, home equity lending products with the exception of bridge loans).
Prior to its July 21, 2011 merger into the OCC, the OTS issued, effective February 7, 2011, memoranda of understanding covering the Association, Third Federal Savings, MHC and the Company. On December 22, 2012, the Association's primary regulator terminated the MOU applicable to the Association. However, the MOU applicable to Third Federal Savings, MHC and the Company, which, since July 21, 2011, has been enforced by the FRS, has not been terminated. The items in the MOU applicable to Third Federal Savings, MHC and the Company pertain to any plans for new debt, dividends or stock repurchases and the further refinement and enhancement of our enterprise risk management processes. Specifically, the Company is required to submit a written request for non-objection to the FRS at least 45 days prior to the anticipated date of any proposed debt, dividend or capital distribution (e.g. stock repurchase) transactions and without the receipt of a written non-objection from the FRS, is prohibited from consummating any such proposed transaction. On September 26, 2013, the Company announced that it had received the FRS's written non-objection to the resumption of its fourth stock repurchase plan that, at that time, had 2,156,250 shares of its outstanding common stock remaining to be purchased under the terms of the plan. Repurchases began on October 1, 2013. The requirements of the MOU carry costs to complete which has increased our non-interest expense. Although the Company has received a written non-objection with respect to its fourth stock repurchase plan and is diligently working with the FRS to resolve the remaining concerns so that the Company can extend its stock repurchase program and can initiate the process required to pay a dividend, such actions remain subject to receipt of the FRS's written non-objection as specified in the MOU, until the remaining concerns of our regulator are resolved. The requirements of the MOU which are applicable to the Company and Third Federal Savings, MHC will remain in effect until our regulator decides to terminate, suspend or modify them.
One aspect of our credit risk concern relates to the high percentage of our loans that are secured by residential real estate in the states of Ohio and Florida, particularly in light of the difficulties that have arisen with respect to the real estate markets in those states. At September 30, 2013, approximately 73.5% and 17.9% of the combined total of our residential, non-Home Today and construction loans held for investment were secured by properties in Ohio and Florida, respectively. Our 30 or more days delinquency ratios on those loans in Ohio and Florida at September 30, 2013 were 0.8% and 1.8%, respectively. Our 30 or more days delinquency ratio for the non-Home Today portfolio as a whole was 0.9%. Also, at September 30, 2013, approximately 38.8% and 29.0% of our home equity loans and lines of credit were secured by properties in Ohio and Florida, respectively. Our 30 days or more delinquency ratios on those loans in Ohio and Florida at September 30, 2013 were 1.4% and

1.4%, respectively. Our 30 or more days delinquency ratio for the home equity loans and lines of credit portfolio as a whole was 1.3%. While we focus our attention on, and are concerned with respect to the resolution of, all loan delinquencies, our highest concern is centered on loans that are secured by properties in Florida. The “Allowance for Loan Losses” portion of the preceding PART I, Item 1, Business section provides extensive details regarding our loan portfolio composition, delinquency statistics, our methodology in evaluating our loan loss provisions and the adequacy of our allowance for loan losses. In spite of recent improving credit metrics, as long as unemployment levels remain high, particularly in Ohio and Florida, and Florida housing values remain depressed, due to prior overbuilding and speculation which has resulted in considerable inventory on the market, we expect that we will continue to experience elevated levels of delinquencies and risk of loss.
Our residential Home Today loans are another area of credit risk concern. Although the recorded investment in these     loans totaled $175.6 million at September 30, 2013, and constituted only 1.7% of our total “held for investment” loan portfolio balance, these loans comprised 21.1% and 24.6% of our 90 days or greater delinquencies and our total delinquencies, respectively. At September 30, 2013, approximately 95.4% and 4.4% of our residential, Home Today loans were secured by properties in Ohio and Florida, respectively. At September 30, 2013, the percentages of those loans delinquent 30 days or more in Ohio and Florida were 19.1% and 12.5%, respectively. The disparity between the portfolio composition ratio and delinquency composition ratio reflects the nature of the Home Today loans. We do not offer, and have not offered, loan products frequently considered to be designed to target sub-prime borrowers containing features such as higher fees or higher rates, negative amortization, or low initial payment features with adjustable interest rates. Our Home Today loans, the majority of which were entered into with borrowers that had credit profiles that would not have otherwise qualified for our loan products due to deficient credit scores, generally contained the same features as loans offered to our non-Home Today borrowers. The overriding objective of our Home Today lending, just as it is with our non-Home Today lending, was to create successful homeowners. We have attempted to manage our Home Today credit risk by requiring that borrowers attend pre- and post-borrowing financial management education and counseling and that the borrowers be referred to us by a sponsoring organization with which we have partnered. Further, to manage the credit aspect of these loans, inasmuch as the majority of these buyers do not have sufficient funds for required down payments, many loans include private mortgage insurance. At September 30, 2013, 49.6% of Home Today loans included private mortgage insurance coverage. From a peak recorded investment of $306.6 million at December 31, 2007, the total recorded investment of the Home Today portfolio has declined to $175.6 million at September 30, 2013. This trend generally reflects the evolving conditions in the mortgage real estate market and the tightening of standards imposed by issuers of private mortgage insurance. As part of our effort to manage credit risk, effective March 27, 2009, the Home Today underwriting guidelines were revised to be substantially the same as our traditional mortgage product. At September 30, 2013, the recorded investment in Home Today loans originated subsequent to March 27, 2009 was $2.3 million. Unless and until lending standards and private mortgage insurance requirements loosen, we expect the Home Today portfolio to continue to decline in balance.
Maintaining Access to Adequate Liquidity and Alternative Funding Sources. For most insured depositories, customer and community confidence are critical to their ability to maintain access to adequate liquidity and to conduct business in an orderly fashion. The Company believes that maintaining high levels of capital is one of the most important factors in nurturing customer and community confidence. Accordingly, we have managed the pace of our growth in a manner that reflects our emphasis on high capital levels. At September 30, 2013, the Association’s ratio of core capital to adjusted tangible assets (a basic industry measure under which 5.00% is deemed to represent a “well capitalized” status) was 14.18%. We expect to continue to remain a well capitalized institution.
In managing its level of liquidity, the Company monitors available funding sources, which include attracting new deposits, borrowing from others, the conversion of assets to cash and the generation of funds through profitable operations. The Company has traditionally relied on retail deposits as its primary means in meeting its funding needs. At September 30, 2013, deposits totaled $8.46 billion, while borrowings totaled $745.1 million and borrowers’ advances and servicing escrows totaled $147.1 million, combined. In evaluating funding sources, we consider many factors, including cost, duration, current availability, expected sustainability, impact on operations and capital levels.
To attract deposits, we offer our customers attractive rates of return on our deposit products. Our deposit products typically offer rates that are highly competitive with the rates on similar products offered by other financial institutions. We intend to continue this practice.
We preserve the availability of alternative funding sources through various mechanisms. First, by maintaining high capital levels, we retain the flexibility to increase our balance sheet size without jeopardizing our capital adequacy. Effectively, this permits us to increase the rates that we offer on our deposit products thereby attracting more potential customers. Second, we pledge available real estate mortgage loans and investment securities with the FHLB of Cincinnati and the Federal Reserve Bank of Cleveland (FRB-Cleveland). At September 30, 2013 these collateral pledge support arrangements provide the ability to immediately borrow an additional $185.7 million from the FHLB of Cincinnati and $179.0 million from the FRB-Cleveland Discount Window. From the perspective of collateral value securing FHLB of Cincinnati advances, our capacity limit for additional borrowings beyond the immediately available limits at September 30, 2013 was $3.75 billion, subject to satisfaction of the FHLB of Cincinnati common stock ownership requirement. To satisfy the common stock ownership requirement we would need to increase our ownership of FHLB of Cincinnati common stock by an additional $75.1 million. Third, we invest in high quality marketable securities that exhibit limited market price variability, and to the extent that they are not needed as collateral for borrowings, can be sold in the institutional market and converted to cash. At September 30, 2013, our investment securities portfolio totaled $477.4 million. Finally, cash flows from operating activities have been a regular source of funds. During the fiscal years ended September 30, 2013 and 2012, cash flows from operations totaled $140.8 million and $155.6 million, respectively.
Historically, a portion of the residential first mortgage loans that we originated were considered to be highly liquid as they were eligible for delivery/sale to FNMA. However, due to delivery requirement changes imposed by FNMA, effective July 1, 2010, this is not currently a viable channel of available liquidity. Refer to Controlling Our Interest Rate Risk Exposure for additional details. At September 30, 2013, $4.2 million of agency eligible, long-term, fixed-rate loans were classified as “held for sale”. During the fiscal year ended September 30, 2013, $72.3 million of agency-compliant HARP II loans were sold and a total of $276.9 million of long-term, fixed-rate and adjustable-rate first mortgage loans were sold to four private investors in separate transactions. We have implemented loan origination changes, which upon review and approval by FNMA, which was received on November 15, 2013, will allow a portion of our future first mortgage loan originations to be eligible for securitization and sale in FNMA mortgage backed security form.
Overall, while customer and community confidence can never be assured, the Company believes that our liquidity is adequate and that we have adequate access to alternative funding sources.
Monitoring and Controlling Operating Expenses. We continue to focus on managing operating expenses. Our ratio of non-interest expense to average assets was 1.58% for the fiscal year ended September 30, 2013 and 1.52% for the fiscal year ended September 30, 2012. As of September 30, 2013, our average assets per full-time employee and our average deposits per full-time employee were $11.4 million and $8.6 million, respectively. We believe that each of these measures compares favorably with the averages for our peer group. Our average deposits held at our branch offices ($222.7 million per branch office as of September 30, 2013) contribute to our expense management efforts by limiting the overhead costs of serving our deposit customers. We will continue our efforts to control operating expenses as we grow our business.
In November 2009, the FDIC amended its assessment regulations to require insured institutions to pay, on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of calendar 2009 and to also prepay their estimated risk-based assessments for all of the calendar years 2010, 2011 and 2012. Our required prepayment was $51.9 million. The remaining prepayment held by the FDIC was refunded in June, 2013. As more fully described in PART I Item 1. Business—SUPERVISION AND REGULATION Federal Banking Regulation—Insurance of Deposit Accounts the DFA required the FDIC to revise its assessment system to base it on each institution’s total assets less tangible capital instead of deposits. While the assessment base increased for all institutions, including the Association, changes pursuant to the DFA requirement resulted in a 5% increase in the Association's assessment base which was more than offset by a 35% reduction in the Association’s assessment rate during the quarter immediately prior to the change when compared to the quarter immediately following the change, which was effective April 1, 2011.
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
Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. The amount of the allowance is based on significant estimates and the ultimate losses may vary from such estimates as more information becomes available or conditions change. The methodology for determining the allowance for loan losses is considered a critical accounting policy by management due to the high degree of judgment involved, the subjectivity of the assumptions used and the potential for changes in the economic environment that could result in changes to the amount of the recorded allowance for loan losses. At September 30, 2013, the allowance for loan losses was $92.5 million or 0.90% of total loans. An increase or decrease of 10% in the allowance would result in a $9.3 million charge or credit, respectively, to income before income taxes.

As a substantial percentage of our loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans are critical in determining the charge-offs for specific loans. Assumptions are instrumental in determining the value of properties. Overly optimistic assumptions or negative changes to assumptions could significantly affect the valuation of a property securing a loan and the related allowance determined. Management carefully reviews the assumptions supporting such appraisals to determine that the resulting values reasonably reflect amounts realizable on the related loans.
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
Historically, the evaluation has been comprised of a specific component and a general component. The specific component relates to loans that are delinquent or otherwise identified as a problem loan through the application of our loan review process and our loan grading system. All such loans are evaluated individually, with principal consideration given to the value of the collateral securing the loan. Through September 30, 2011, SVAs were established as required by this analysis and charge-offs, when necessary, were recorded when the loan was resolved through deed in lieu, foreclosure or short sales. In September 2011, a portion of the SVA was reclassified as IVA. This portion represented the allowance on individually reviewed loans dependent on cash flows, such as performing TDRs, and a portion of the allowance on loans that represented further deterioration in the fair value not supported by an appraisal. During the quarter ended December 31, 2011, the SVA (exclusive of the reclassified IVA) was charged-off. Refer to the Allowance for Loan Losses section in PART I, Item 1, Business—THIRD FEDERAL SAVINGS AND LOAN ASSOCIATION OF CLEVELAND—Lending Activities, for additional details. The general component of the evaluation is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. We also analyze historical loss experience, delinquency trends, general economic conditions and geographic concentrations. Quantitative loss factors used in determining an appropriate allowance level are supplemented by more qualitative factors that impact potential losses. Qualitative factors include various market conditions, such as collateral values and unemployment rates. This analysis establishes factors that are applied to the loan groups to determine the amount of the general component of the allowance for loan losses.
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

The amount and timing of mortgage servicing rights amortization is adjusted monthly based on actual results. In addition, on a quarterly basis, we perform a valuation review of mortgage servicing rights for potential decreases in value. This quarterly valuation review entails applying current assumptions to the portfolio classified by interest rates and, secondarily, by prepayment characteristics. At September 30, 2013, the capitalized value of our right to service $2.97 billion of loans for others was $14.1 million, or 0.47% of the serviced loan portfolio, and was based on an estimated weighted-average life of 4.0 years. Activity in the balance of mortgage servicing rights is summarized as follows:

	Year Ended September 30, 2013
	Mortgage	Valuation
	Servicing Asset	Allowance	Net
Balance - beginning of period	$19,613	$—	$19,613
Additions from loan securitizations/sales	1,089		1,089
Amortization	(6,628)		(6,628)
Net change in valuation allowance		—	—
Balance - end of period	$14,074	$—	$14,074
Fair value of capitalized amounts			$28,784

	Year Ended September 30, 2012
	Mortgage	Valuation
	Servicing Asset	Allowance	Net
Balance - beginning of period	$28,919	$—	$28,919
Additions from loan securitizations/sales	43		43
Amortization	(9,349)		(9,349)
Net change in valuation allowance		—	—
Balance - end of period	$19,613	$—	$19,613
Fair value of capitalized amounts			$25,294

	Year Ended September 30, 2011
	Mortgage	Valuation
	Servicing Asset	Allowance	Net
Balance - beginning of period	$38,676	$(18)	$38,658
Additions from loan securitizations/sales	137		137
Amortization	(9,894)		(9,894)
Net change in valuation allowance		18	18
Balance - end of period	$28,919	$—	$28,919
Fair value of capitalized amounts			$40,654

At September 30, 2013, substantially all of the approximately 30,668 loans serviced for FNMA and others were performing in accordance with their contractual terms and management believes that it has no material repurchase obligations associated with these loans. The following tables summarize our repurchases and loss reimbursements to investors, charges related to default servicing non-compliance and compensatory fees incurred during the indicated periods. All transactions were related to loans serviced for FNMA. There were no material repurchase or loss reimbursement requests outstanding at September 30, 2013. An accrual for $4.2 million has been established for probable losses. On November 7, 2013, the Association entered into a resolution agreement with FNMA pursuant to which, on November 14, 2013, the Association remitted $3.1 million to FNMA. The remittance amount included $0.4 million related to outstanding mortgage insurance claim payments on 42 loans. Under the terms of the resolution agreement, FNMA withdrew all outstanding repurchase and make-whole demands and generally waived its right to enforce future repurchase obligations with respect to all mortgage loans (approximately 23,400 active loans or loans with a remaining balance) that were originated by the Association between January 1, 2000 and December 31, 2008 and delivered to FNMA prior to January 1, 2009. The Association believes that by entering into this resolution agreement, a potentially large uncertainty with respect to future performance has been substantially reduced.

	For the Fiscal Years Ended September 30,
	2013			2012			2011
	Number of Loans	Balance	Losses or Charges Incurred	Number of Loans	Balance	Losses or Charges Incurred	Number of Loans	Balance	Losses or Charges Incurred
	(Dollars in thousands)
Repurchased loans:
Non-recourse, non- performing loans(1)	6	$1,138	$18	22	$4,133	$568	1	$146	$15
Recourse, non- performing loans(2)	—	—	—	3	86	3	9	284	5
Non-recourse, performing loans(3)	5	779	—	—	—	—	6	933	10
Post-disposition file reviews (4)	16	—	1,164	24	—	1,713	4	—	397
Compensatory fees related to default servicing(5)	—	—	418	—	—	89	—	—	—
	27	$1,917	$1,600	49	$4,219	$2,373	20	$1,363	$427
(1) Repurchases of non-recourse, non-performing loans were generally attributed to underwriting (primarily debt-to-income ratio) non-compliance.
(2) At September 30, 2013 the Association serviced 165 loans with a principal balance of $5.6 million for FNMA that were subject to recourse. Of these, seven loans with principal balances that totaled $196 thousand were delinquent 30 days or more. All other loans serviced for others were sold without recourse.
(3) Repurchases of non-recourse, performing loans were the result of post-sales file reviews that identified underwriting (primarily debt-to-income ratio) non-compliance.
(4) Post-disposition file reviews resulted in losses or charges when loans which had been sold to FNMA failed to perform; the underlying collateral was sold; a loss was incurred; and a post-disposition file review identified underwriting (primarily debt-to-income ratio) non-compliance.
(5) Compensatory fees related to default servicing represented instances in which the Association's default servicing procedures did not comply with FNMA's servicing requirements.
Income Taxes. We consider accounting for income taxes a critical accounting policy due to the subjective nature of certain estimates that are involved in the calculation. We use the asset/liability method of accounting for income taxes in which deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. We must assess the realization of the deferred tax asset and, to the extent that we believe that recovery is not likely, a valuation allowance is established. Adjustments to increase or decrease exisiting valuation allowances, if any, are charged or credited, respectively, to income tax expense. At September 30, 2013, no valuation allowances were outstanding and even though we have determined a valuation allowance is not required for deferred tax assets at September 30, 2013, there is no guarantee that those assets will be recognizable in the future.
Pension Benefits. The determination of our obligations and expense for pension benefits is dependent upon certain assumptions used in calculating such amounts. Key assumptions used in the actuarial valuations include the discount rate and expected long-term rate of return on plan assets. Actual results could differ from the assumptions and market driven rates may fluctuate. Significant differences in actual experience or significant changes in the assumptions could materially affect future pension obligations and expense.
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
Comparison of Financial Condition at September 30, 2013 and 2012
Total assets decreased $248.8 million, or 2%, to $11.27 billion at September 30, 2013 from $11.52 billion at September 30, 2012. This decrease was mainly the result of the combination of loan sales, principal repayments and net charge-offs exceeding new loan origination levels, partially offset by an increase in investment securities.
Cash and cash equivalents decreased $22.3 million, or 7%, to $286.0 million at September 30, 2013 from $308.3 million at September 30, 2012, as our most liquid assets have been reinvested into investment securities and have been used to fund reductions in the balance of deposits.
Investment securities increased $56.0 million, or 13%, to $477.4 million at September 30, 2013 from $421.4 million at September 30, 2012. There were no sales of investment securities during the fiscal year ended September 30, 2013 as $276.5 million in purchases of investment securities were substantially offset by $206.4 million in principal paydowns and $6.8 million of net acquisition premium amortization which occurred in the mortgage-backed securities portfolio. Differences between the cost and fair value for investment securities held in the available for sale portfolio decreased the balance of investment securities by $7.3 million during the fiscal year.
Mortgage loans held for sale decreased $120.3 million to $4.2 million at September 30, 2013 from $124.5 million at September 30, 2012. During the year ended September 30, 2013, loan sales of $349.2 million were completed, consisting of: $72.3 million of fixed-rate loans that qualified under FNMA's HARP II; $148.8 million of fixed-rate, non-agency eligible whole loans to private investors; and $128.1 million of adjustable-rate, non-agency eligible whole loans to a private investor. During the year ended September 30, 2013 there were $337.0 million of loans transferred from the held for investment portfolio to the held for sale portfolio. During the same period there were $155.0 million of loans transferred from the held for sale portfolio to the the held for investment portfolio. The balance of mortgage loans held for sale at September 30, 2013, was comprised solely and entirely of agency compliant HARP II loans.
Loans held for investment, net, decreased $140.9 million, or 1%, to $10.08 billion at September 30, 2013 from $10.22 billion at September 30, 2012. The decrease was mainly a result of the decrease in the home equity loan and line of credit portfolio. Residential mortgage loans increased $145.4 million, or 2%, to $8.30 billion during the year ended September 30, 2013 from $8.15 billion at September 30, 2012 as new originations exceeded principal repayments, loan sales and net charge-offs. The increase in residential mortgage loans includes the negative impact of $26.2 million in net charge-offs from both Home Today and non-Home Today loans during the year ended September 30, 2013. The total allowance for loan losses decreased $8.0 million, or 8%, to $92.5 million from $100.5 million at September 30, 2012. During the year ended September 30, 2013, $968.1 million of three and five year “SmartRate” loans were originated while $1.22 billion of 10, 15, and 30 year fixed-rate first mortgage loans were originated. These fixed-rate originations were offset by paydowns and fixed rate loan sales which resulted in a decrease in the balance of owned fixed-rate, first mortgage loans during the current fiscal year. Historically, the preponderance of our new loan originations was comprised of fixed-rate loans which were frequently offset by fixed-rate loan sales. Loan sales of $349.2 million, including $221.1 million which were fixed-rate, were recorded in the year ended September 30, 2013. Of the total loan sales in the current fiscal year, $276.9 million, including $148.8 million which were fixed-rate, were sales of non-agency eligible loans, which reflected the impact of changes imposed by FNMA, the Association’s primary loan investor, related to requirements for loans that it accepts, as well as the strategy of originating adjustable rate loans to be held for investment on our balance sheet. Refer to the Controlling Our Interest Rate Risk Exposure

section of the Overview for additional discussion regarding our management of interest rate risk. The increase in residential mortgage loans was offset by a $297.1 million decrease in home equity loans and lines of credit. Between June 28, 2010 and March 20, 2012, we suspended the acceptance of new home equity loan and line of credit applications with the exception of bridge loans. Beginning in March, 2012, we offered redesigned home equity lines of credit to qualifying existing home equity customers, subject to certain property and credit performance conditions. In February 2013 we further modified the product design and in April 2013 we extended the offer to both existing home equity customers and new consumers in Ohio, Florida and selected counties in Kentucky. At September 30, 2013, the recorded investment related to home equity lines of credit originated subsequent to March 20, 2012, totaled $35.4 million. At September 30, 2013, pending commitments to extend new home equity lines of credit to our existing customers totaled $9.9 million. Refer to the Controlling Our Interest Rate Risk Exposure section of the Overview for additional information.
Mortgage loan servicing assets, net, decreased $5.5 million, or 28%, to $14.1 million at September 30, 2013 from $19.6 million at September 30, 2012. This net change reflects the reduced level, as compared to pre-2010 levels, of loan sales, and accompanying creation of new mortgage loan servicing assets, that resulted from the delivery requirement changes imposed by FNMA as described in Maintaining Access to Adequate Liquidity and Alternative Funding Sources above. For the fiscal year ended September 30, 2013 mortgage loan servicing asset amortization totaled $6.6 million while asset generation from $349.2 million in new sales totaled $1.1 million. The majority of the amortization is linked to normal curtailments and paydowns and to a lesser extent the low level of mortgage interest rates that prompt refinance activity by borrowers. The principal balance of loans serviced decreased $840.0 million, or 22%, during the year ended September 30, 2013 to $2.97 billion from $3.81 billion at September 30, 2012.
Prepaid expenses and other assets decreased $19.1 million, or 21%, to $71.6 million at September 30, 2013 from $90.7 million at September 30, 2012. This change was primarily the result of normal amortization and the subsequent refund of the remaining prepaid FDIC insurance, which had a balance of $12.1 million at September 30, 2012. The deferred tax asset decreased $5.0 million, primarily due to the release of loan loss reserves.
Deposits decreased $516.9 million, or 6%, to $8.46 billion at September 30, 2013 from $8.98 billion at September 30, 2012. The decrease in deposits was the result of a $569.5 million decrease in our certificates of deposit (CDs) partially offset by a $36.7 million increase in our high-yield savings accounts (a subcategory of our savings accounts) and a $21.1 million increase in our high-yield checking accounts (a subcategory of our negotiable order of withdrawal accounts) during the fiscal year ended September 30, 2013. To manage our cost of funds, maturing, higher rate CDs were replaced by other lower rate savings products or borrowed funds from the FHLB, as needed. We believe that our high-yield savings accounts as well as our high-yield checking accounts provide a stable source of funds. In addition, our high yield savings accounts are expected to reprice in a manner similar to our equity loan products, and, therefore, assist us in managing interest rate risk. The balance of certificates of deposits at September 30, 2013 includes $13 million in brokered certificates of deposits. There were no brokered CDs at September 30, 2012.
Borrowed funds increased $256.9 million, or 53%, to $745.1 million at September 30, 2013 from $488.2 million at September 30, 2012, which helped offset some of the deposit reduction. The increase was comprised of a $309.7 million net increase in longer-term borrowings (mainly four to six year advances) partially offset by a $53.0 million decrease in lower cost, short-term (overnight) borrowings from the FHLB of Cincinnati. We decreased short-term advances due to increased loans sales and decreased cash demands.
Principal, interest, and related escrow owed on loans serviced decreased $51.8 million, or 41%, to $75.7 million at September 30, 2013 from $127.5 million at September 30, 2012. Principal and interest collected decreased $44.2 million along with a $7.6 million decrease in retained tax payments collected from borrowers in the current period. This decrease reflects the impact of a lower balance in the sold loan portfolio as normal curtailments and paydowns exceeded loan sales and the cyclical timing of real estate tax payments that have been collected from borrowers and remitted to various taxing agencies.
Shareholders’ equity increased $64.6 million, or 4%, to $1.87 billion at September 30, 2013 from $1.81 billion at September 30, 2012. Activity reflects $56.0 million of net income in the 2013 fiscal year combined with $11.2 million of adjustments related to the allocation of shares of our common stock related to awards under the stock-based compensation plan and the ESOP, a $2.1 million increase from the actuarially determined balance of our pension obligation and a $4.7 million after tax unrealized loss on available-for-sale investment securities.

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

	For the Fiscal Years Ended September 30,
	2013			2012			2011
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Other interest-bearing cash equivalents	$243,538	635	0.26%	$279,053	697	0.25%	293,626	821	0.28%
Investment securities	8,980	36	0.40%	10,212	38	0.37%	11,821	101	0.85%
Mortgage-backed securities	441,907	4,905	1.11%	375,513	6,202	1.65%	507,009	11,594	2.29%
Loans	10,200,360	376,840	3.69%	10,264,117	409,400	3.99%	9,828,565	413,464	4.21%
Federal Home Loan Bank stock	35,620	1,556	4.37%	35,620	1,516	4.26%	35,620	1,514	4.25%
Total interest-earning assets	10,930,405	383,972	3.51%	10,964,515	417,853	3.81%	10,676,641	427,494	4.00%
Noninterest-earning assets	286,993			282,346			261,369
Total assets	$11,217,398			$11,246,861			$10,938,010
Interest-bearing liabilities:
NOW accounts	$1,023,442	2,273	0.22%	$986,198	2,839	0.29%	$975,938	3,586	0.37%
Savings accounts	1,804,127	5,669	0.31%	1,756,840	7,533	0.43%	1,631,764	9,954	0.61%
Certificates of deposit	5,877,695	103,466	1.76%	6,064,950	142,728	2.35%	6,137,246	164,303	2.68%
Borrowed funds	435,342	4,011	0.92%	359,666	2,546	0.71%	123,570	2,003	1.62%
Total interest-bearing liabilities	9,140,606	115,419	1.26%	9,167,654	155,646	1.70%	8,868,518	179,846	2.03%
Noninterest-bearing liabilities	239,702			279,909			312,147
Total liabilities	9,380,308			9,447,563			9,180,665
Shareholders’ equity	1,837,090			1,799,298			1,757,345
Total liabilities and shareholders’ equity	$11,217,398			$11,246,861			$10,938,010
Net interest income		$268,553			$262,207			$247,648
Interest rate spread(1)			2.25%			2.11%			1.97%
Net interest-earning assets(2)	$1,789,799			$1,796,861			$1,808,123
Net interest margin(3)		2.46%			2.39%			2.32%
Average interest-earning assets to average interest-bearing liabilities	119.58%			119.60%			120.39%
______________________

(1)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by total interest-earning assets.

Rate/Volume Analysis. The following table presents the effects of changing rates (yields) and volumes (average balances)on our net interest income for the fiscal years indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately, based on the changes due to rate and the changes due to volume.

	For the Fiscal Years Ended September 30, 2013 vs. 2012			For the Fiscal Years Ended September 30, 2012 vs. 2011
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)			(In thousands)
Interest-earning assets:
Other interest-bearing cash equivalents	$(91)	$29	$(62)	$(39)	$(85)	$(124)
Investment securities	(4)	2	(2)	(12)	(51)	(63)
Mortgage-backed securities	971	(2,268)	(1,297)	(2,604)	(2,788)	(5,392)
Loans	(2,528)	(30,032)	(32,560)	17,885	(21,949)	(4,064)
Federal Home Loan Bank stock	—	40	40	—	2	2
Total interest-earning assets	(1,652)	(32,229)	(33,881)	15,230	(24,871)	(9,641)
Interest-bearing liabilities:
NOW accounts	102	(668)	(566)	38	(785)	(747)
Passbook savings	197	(2,061)	(1,864)	716	(3,137)	(2,421)
Certificates of deposit	(4,286)	(34,976)	(39,262)	(1,915)	(19,660)	(21,575)
Borrowed funds	602	863	1,465	770	(227)	543
Total interest-bearing liabilities	(3,385)	(36,842)	(40,227)	(391)	(23,809)	(24,200)
Net change in net interest income	$1,733	$4,613	$6,346	$15,621	$(1,062)	$14,559
Comparison of Operating Results for the Fiscal Years Ended September 30, 2013 and 2012
General. Net income increased $44.5 million, or 388%, to $56.0 million for the fiscal year ended September 30, 2013 compared to $11.5 million for the fiscal year ended September 30, 2012. This change was attributed to a lower, by $65.0 million, provision for loan losses and increases in net interest income of $6.4 million and gain on sale of loans of $7.6 million, partially offset by an increase of $6.6 million in non-interest expenses.
Interest Income. Gross interest income decreased $33.9 million, or 8%, to $384.0 million for the fiscal year ended September 30, 2013 compared to $417.9 million for the prior fiscal year. The decrease in interest income resulted primarily from decreases in interest income from loans and mortgage-backed securities.
Interest income on mortgage-backed securities decreased $1.3 million, or 21%, to $4.9 million from $6.2 million for the prior fiscal year. The average yield on mortgage-backed securities decreased 54 basis points to 1.11% compared to 1.65% in the prior fiscal year as interest rates on adjustable-rate securities that collateralize certain mortgage-backed securities reset to lower current rates and higher, fixed-rate securities that collateralize other mortgage-backed securities continued to experience accelerated paydowns and were replaced by securities that provided lower yields. The average balance of mortgage-backed securities increased $66.4 million to $441.9 million compared to $375.5 million for the prior fiscal year. The $206.4 million in principal paydowns and maturities which occurred in the current fiscal year were more than offset by $276.5 million in purchases. There were no sales of mortgage-backed securities during fiscal year 2013.
Interest income on loans decreased $32.6 million, or 8%, to $376.8 million compared to $409.4 million for the prior fiscal year. This change was attributed to a 30 basis point decrease in the yield to 3.69% from 3.99% as historically low interest rates have kept the amount of refinance activity high, or approximately 74% of total originations. During the current fiscal year $968.1 million, or 44.2% of the total originations, were “Smart Rate” adjustable-rate first mortgage loans which were originated at interest rates below rates offered on fixed-rate products, and which contributed to the lower average yield. The decrease in interest income on loans during fiscal 2013 was combined with a $63.8 million decrease in the average balance of loans to $10.20 billion for fiscal 2013 compared to $10.26 billion for the prior fiscal year as repayments and loan sales exceeded new loan production.

Interest Expense. Interest expense decreased $40.2 million, or 26%, to $115.4 million for the 2013 fiscal year from $155.6 million for the 2012 fiscal year. The change resulted primarily from a decrease in interest expense on certificates of deposit combined with modest decreases in interest expense on NOW accounts and savings accounts.
Interest expense on CDs decreased $39.2 million, or 27%, to $103.5 million compared to $142.7 million for fiscal 2012. The change was attributed to a 59 basis point decrease in the average rate we paid on CDs to 1.76% from 2.35% combined with a $187.3 million, or 3%, decrease in the average balance to $5.88 billion from $6.06 billion. Rates were adjusted on deposits in response to changes in general market rates as well as to changes in the rates paid by our competition on short-term CDs. Additionally, to optimally manage our funding costs during the current fiscal year, maturing, higher rate CDs were replaced by other lower rate savings products or borrowed funds. Accordingly, interest expense on borrowed funds increased $1.5 million, or 58%, to $4.0 million compared to $2.5 million in the prior fiscal year.
Interest expense on savings accounts decreased $1.8 million, or 24%, to $5.7 million compared to $7.5 million for the prior fiscal year. The change was attributed to a 12 basis point decrease in the average rate we paid on savings accounts to 0.31% from 0.43%, partially offset by a $47.3 million, or a 3%, increase in the average balance to $1.80 billion from $1.76 billion for the prior fiscal year, reflecting customer preferences for savings accounts when rates are comparable to our short-term certificates of deposit.
Net Interest Income. Net interest income increased approximately $6.4 million, or 2%, to $268.6 million compared to $262.2 million for the prior fiscal year. Our interest rate spread increased 14 basis points to 2.25% compared to 2.11% for the prior fiscal year. Our net interest margin increased seven basis points to 2.46% compared to 2.39% for the prior fiscal year. Our average net interest-earning assets decreased $7.1 million, to $1.79 billion for the current fiscal year compared to $1.80 billion for the prior fiscal year.
Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level we consider necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or conditions change. We assess the allowance for loan losses on a quarterly basis and make provisions for loan losses in order to maintain the allowance at an appropriate level.
We recorded a provision for loan losses of $37.0 million for the fiscal year ended September 30, 2013 and a provision of $102.0 million for the fiscal year ended September 30, 2012. The current provision reflected improvement in our net charge-off experience, and reduced levels of loan delinquencies, but was tempered by our awareness of the relative values of residential properties in comparison to their cyclical peaks as well as the uncertainty that persists in the current economic environment, which continues to challenge many of our loan customers. The decreased level of net charge-offs during the 2013 fiscal year, $44.9 million as compared to $158.5 million during the fiscal year ended September 30, 2012, was attributable to the elimination of the SVAs in the prior fiscal year, the Chapter 7 bankruptcy related charge-offs in the prior fiscal year and improvement in credit quality in the current fiscal year. As delinquencies in the portfolio have been resolved through pay-off, short sale or foreclosure, or management determines the collateral is not sufficient to satisfy the loan, uncollected balances have been charged against the allowance for loan losses previously provided. The net charge-offs of $44.9 million during the fiscal year ended September 30, 2013 exceeded the $37.0 million loan loss provision recorded for the current fiscal year. The loan loss provision of $102.0 million recorded for the fiscal year ended September 30, 2012 was exceeded by net charge-offs of $158.5 million which included the OCC-mandated charge-off of SVAs of $55.5 million and $15.8 million of OCC mandated charge-offs of performing loans discharged in Chapter 7 bankruptcy. The allowance for loan losses was $92.5 million, or 0.91% of the total recorded investment in loans receivable, at September 30, 2013, compared to $100.5 million, or 0.97% of the total recorded investment in loans receivable, at September 30, 2012. Balances of recorded investments are net of deferred fees and any applicable loans-in-process.
The total recorded investment in non-accrual loans decreased $26.8 million during the fiscal year ended September 30, 2013 compared to a $52.7 million decrease during the fiscal year ended September 30, 2012. The decrease in the prior fiscal year was largely impacted by the elimination of $55.5 million of SVAs during the quarter ended December 31, 2011 in accordance with an OCC directive.
The recorded investment in non-accrual loans in our residential, non-Home Today portfolio decreased $14.7 million, or 14%, during the current fiscal year, to $91.0 million at September 30, 2013, compared to a $19.2 million decrease during the fiscal year ended September 30, 2012. At September 30, 2013, the recorded investment in our non-Home Today portfolio was $8.10 billion, compared to $7.92 billion at September 30, 2012. During the current fiscal year, non-Home Today net charge-offs were $14.7 million as compared to net charge-offs of $32.0 million (excluding the December 31, 2011 elimination of SVAs) during the fiscal year ended September 30, 2012. The $91.0 million balance at September 30, 2013 includes $29.6 million in troubled debt restructurings which are current but included with non-accrual loans for a minimum period of six months from their restructuring date.
The recorded investment in non-accrual loans in our residential, Home Today portfolio decreased $6.3 million, or 15% during the current fiscal year, to $34.8 million at September 30, 2013 compared to a $28.5 million decrease during the fiscal year ended September 30, 2012. At September 30, 2013, the recorded investment in our Home Today portfolio was $175.6 million, compared to $204.9 million at September 30, 2012. During the current fiscal year, Home Today net charge-offs were $11.5 million as compared to net charge-offs of $24.8 million (excluding the December 31, 2011 elimination of SVAs) during the fiscal year ended September 30, 2012. The $34.8 million balance in Home Today non-accrual loans includes $13.6 million in troubled debt restructurings which are current but included with non-accrual loans for a minimum period of six months from their restructuring date.
The recorded investment in non-accrual home equity loans and lines of credit decreased $5.4 million, or 15%, during the current fiscal year, to $29.9 million at September 30, 2013 compared to a $1.6 million decrease during the fiscal year ended September 30, 2012. The recorded investment in our home equity loans and lines of credit portfolio at September 30, 2013, was $1.87 billion, compared to $2.16 billion at September 30, 2012. During the current fiscal year, home equity loans and lines of credit net charge-offs were $18.6 million as compared to net charge-offs of $46.0 million (excluding the December 31, 2011 elimination of SVAs) during the fiscal year ended September 30, 2012. We believe that non-performing home equity loans and lines of credit are, on a relative basis, of greater concern than non-Home Today loans as these home equity loans and lines of credit generally hold subordinated positions, and accordingly, represent a higher level of risk. The non-performing balances of home equity loans and lines of credit were $12.0 million, or less than 1%, of the home equity loans and lines of credit portfolio at September 30, 2013 compared to $16.6 million, also less than 1%, at September 30, 2012.
We believe we have recorded all losses that are both probable and reasonable to estimate for fiscal years ended September 30, 2013 and 2012.
Refer to Item1. Business for additional discussion and disclosure related to our provisions for loan losses.
Non-Interest Income. Non-interest income increased $4.0 million, or 16%, to $28.5 million for the fiscal year ended September 30, 2013 compared to $24.5 million for the prior fiscal year mainly as a result of net gain on the sale of loans. This increase was partially offset by a decrease in net loan servicing fees received in connection with the smaller portfolio of loans serviced for others.
Loan fees and service charges decreased $2.6 million, or 23%, to $8.9 million for the fiscal year ended September 30, 2013 compared to $11.5 million for the prior fiscal year. This change is attributed to reduced loan servicing fees in the current fiscal year as the balance of our portfolio of sold loans that we are servicing for others has decreased 22% from September 30, 2012 resulting in a $1.9 million decrease in loan servicing fees collected in the current period compared to the fiscal year ended September 30, 2012. The decrease in the portfolio of sold loans that we are servicing for others can be attributed to the increased paydowns in addition to the significantly lower volume of loan sales when compared to pre-2010 levels.
Net gain on the sale of loans increased $7.6 million, to $8.3 million during the fiscal year ended September 30, 2013 from $700 thousand the prior fiscal year as a result of $349.2 million in loan sales during the current year as compared to $11.4 million in the fiscal year ended September 30, 2012.
Non-Interest Expense. Non-interest expense increased $6.6 million, or 4%, to $177.7 million for fiscal 2013 when compared to $171.1 million for fiscal 2012, primarily from increases in salaries and employee benefits and marketing expenses partially offset by decreases in Federal insurance premiums, real estate owned expenses (which includes associated legal and maintenance expenses partially offset by gains (losses) on the disposal of properties) and other operating expenses. Salaries and employee benefits increased $6.4 million, or 8%, to $86.5 million for the fiscal year ended September 30, 2013 compared to $80.1 million for the prior fiscal year, reflecting normal annual salary merit and cost of living adjustments and increased bonus awards.
Income Tax Expense. The provision for income taxes was $26.4 million for the fiscal year ended September 30, 2013 compared to $2.1 million for the fiscal year ended September 30, 2012. The provision for fiscal 2013 included $26.2 million of federal income tax provision and $165 thousand of state income tax provision. The provision for fiscal 2012 included $2.0 million of federal income tax provision and $98 thousand of state income tax provision. Our effective federal tax rate was 31.9% during fiscal 2013 compared to 15.1% during fiscal year 2012. Our expected effective income tax rates are below the federal statutory rate because of our ownership of bank-owned life insurance.

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
Interest income on mortgage-backed securities decreased $5.4 million, or 47%, to $6.2 million from $11.6 million during the prior fiscal year. The average yield on mortgage-backed securities decreased 64 basis points to 1.65% compared to 2.29% in the prior fiscal year as interest rates on adjustable rate securities reset to lower current rates and higher, fixed-rate securities continue to experience accelerated paydowns. The average balance of mortgage-backed securities decreased $131.5 million to $375.5 million compared to $507.0 million during the prior fiscal year. The $214.1 million in principal paydowns and maturities which occurred during fiscal 2012 were more than offset by $228.0 million in purchases. There were no sales of mortgage-backed securities during fiscal 2012.
Interest income on loans decreased $4.1 million, or less than 1%, to $409.4 million compared to $413.5 million in the prior fiscal year. This change was attributed to a 22 basis point decrease in the yield to 3.99% from 4.21% as historically low interest rates have increased the amount of refinance activity. Additionally, the increase in our “Smart Rate” adjustable-rate first mortgage loan originations during fiscal 2012 at interest rates below rates offered on fixed-rate products contributed to the lower average yield. The decrease in interest income on loans during fiscal 2012 was partially offset by the $435.5 million increase in the average balance of loans to $10.26 billion during fiscal 2012 compared to $9.83 billion in the prior fiscal year as new loan production exceeded repayments and loan sales.
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
Net Interest Income. Net interest income increased $14.6 million, or 6%, to $262.2 million compared to $247.6 million during the prior fiscal year. As net interest income increased during fiscal 2012, we experienced an improvement of our interest rate spread which increased 14 basis points to 2.11% compared to 1.97% during the prior fiscal year. Our net interest margin increased 7 basis points to 2.39% compared to 2.32% in the prior fiscal year. This increase can be partially attributed to the higher average loan balance during fiscal 2012. Our average net interest-earning assets decreased $11.3 million, to $1.80 billion during fiscal 2012 compared to $1.81 billion during the prior fiscal year.
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
Based on our evaluation of the above factors, we recorded a provision for loan losses of $102.0 million during the fiscal year ended September 30, 2012 and a provision of $98.5 million during the fiscal year ended September 30, 2011. The increase in the provision is due to the impact of $15.8 million of charge-offs related to Chapter 7 Bankruptcy status loans, as described below, which was partially offset by improved credit quality. The increased level of net charge-offs (non-SVA and Chapter 7 related) during fiscal 2012, $87.2 million as compared to $74.8 million during the fiscal year ended September 30, 2011, resulted from increases in both the residential non-Home Today and the residential Home Today portfolios and was partially offset by decreased charge-offs (non-SVA related) in the home equity lending portfolio. The increased charge-off activity (non-SVA related) occurred despite continued improvement in delinquencies and was attributed partially to the BAAS interpretive guidance issued in July 2012 related to loans in Chapter 7 bankruptcy, which resulted in charge-offs totaling $15.8 million. Also, more delinquent loans moving into foreclosure and increased losses recognized based on declining sheriff sale appraisal amounts contributed to the increased charge-offs for the year. The fiscal 2012 provision reflects our net charge-off experience, lower home values and the uncertain economic times, which continue to challenge many of our loan customers. As delinquencies in the portfolio have been resolved through pay-off, short sale or foreclosure, or management determines the collateral is not sufficient to satisfy the loan, uncollected balances have been charged against the allowance for loan losses previously provided. The net charge-offs (non-SVA related, but inclusive of the Chapter 7 bankruptcy charge-offs) of $103.0 million during the fiscal year ended September 30, 2012 were approximately the same as the $102.0 million loan loss provision recorded for the 2012 fiscal year. The loan loss provision of $98.5 million recorded for the fiscal year ended September 30, 2011 exceeded net charge-offs of $74.8 million plus the increase in SVAs during that same fiscal year of $14.6 million; note that changes in SVAs are considered to be the equivalent of a partial charge-off. The allowance for loan losses was $100.5 million, or 0.97% of the total recorded investment in loans receivable, at September 30, 2012, compared to $157.0 million, or 1.56% of the total recorded investment in loans receivable at September 30, 2011. The $56.5 million decrease in the allowance for loan losses primarily reflects the impact of the adoption, effective December 31, 2011, of an OCC directive to discontinue the use of SVAs as discussed earlier. The SVA balance at September 30, 2011 was $55.5 million.
Of the $52.7 million decrease in the recorded investment of non-accrual loans from September 2011 to September 2012, the largest decrease was in our residential Home Today portfolio, which decreased $28.5 million, or 41% to $41.1 million. The decrease in the balance of the residential Home Today loans during the fiscal year ended September 30, 2012 included $22.6 million, related to the charge-off of SVAs that was recorded effective December 31, 2011. As of September 30, 2012, the recorded investment in our Home Today portfolio was $204.9 million, compared to $262.9 million at September 30, 2011. The $41.1 million balance in Home Today non-accrual loans includes $11.2 million in troubled debt restructurings which were current but included with non-accrual loans for a minimum period of six months from their restructuring date.
The recorded investment in non-accruing home equity loans and lines of credit decreased $1.6 million, or 4%, during the fiscal year ended September 30, 2012. During fiscal 2012, net charge-offs of $43.2 million of uncollected balances have been charged against the allowance for loan losses. As of September 30, 2012, the recorded investment in our home equity loans and lines of credit portfolio was $2.16 billion, compared to $2.5 billion at September 30, 2011. We believe that non-performing home equity loans and lines of credit are, on a relative basis, of greater concern than non-Home Today loans as these home equity loans and lines of credits generally hold subordinated positions and accordingly, represent a higher level of risk. The non-performing balances of home equity loans and lines of credit were $16.6 million or 1% of the home equity loans and lines of credit portfolio at September 30, 2012 compared to $36.5 million or 1% at September 30, 2011. In light of the depressed housing market in our primary geographic markets and the continued high level of delinquencies in our portfolio, we will continue to closely monitor the loss performance of this category.
The recorded investment in non-accrual loans in our residential, non-Home Today portfolio decreased $19.2 million or 15% to $105.8 million at September 30, 2012. During fiscal 2012, net charge-offs of $55.4 million of uncollected balances were charged against the allowance for loan losses. The $105.8 million balance includes $28.3 million in troubled debt restructurings which were current but included with non-accrual loans for a minimum period of six months from their restructuring date.
We believe we have recorded all losses that are both probable and reasonable to estimate for fiscal years ended September 30, 2012 and 2011.
Refer to Item1. Business for additional discussion and disclosure related to our provisions for loan losses.
Non-Interest Income. Non-interest income decreased $6.5 million, or 21%, to $24.5 million during fiscal 2012 compared to $31.0 million during the prior fiscal year primarily due lower to loan fees.

Loan fees and service charges decreased $4.1 million, or 26%, to $11.5 million during fiscal 2012 compared to $15.6 million during prior fiscal year. This change is attributed to reduced loan servicing fees during fiscal 2012 as the balance of our portfolio of sold loans we are servicing for others has decreased 30% from September 30, 2011 resulting in a $4.0 million decrease in loan servicing fees collected during fiscal 2012 compared to the fiscal year ended September 30, 2011. The decrease in the portfolio of sold loans we are servicing for others can be attributed to the increased paydowns in addition to the significantly lower volume of loan sales.
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
Federal insurance premium and assessments decreased $5.2 million, or 27%, to $14.3 million during fiscal 2012 compared to $19.5 million during the prior fiscal year. This change reflects the revision, as required pursuant to the DFA and as adopted effective April 1, 2011, in the deposit insurance assessment system that reoriented the determination of each institution’s deposit insurance assessment so that it is based on total assets less tangible capital of the institution rather than solely on the balance of deposits. Our high level of tangible capital and minimal use of wholesale borrowings resulted in our reduced level of assessment.
Appraisal and other loan review expenses decreased $2.4 million, or 43%, to $3.2 million during during fiscal 2012 compared compared to $5.6 million during the prior fiscal year. These costs decreased during fiscal 2012 from an elevated level in the prior fiscal year when additional operating expenses (legal, postage, courier, telephone, etc.) associated with our home equity lending reduction plan were incurred.
Other operating expenses increased $2.8 million, or 11%, to $29.0 million during fiscal 2012 compared to $26.2 million in the prior fiscal year. The majority of the increase is related to loss reimbursement expenses for loans serviced for FNMA, which increased $4.4 million in the current fiscal year to $4.8 million, partially offset by decreases in various other expenses. The increase in loss reimbursement expenses included $2.4 million of actual loss reimbursements and the establishment of a reserve of $2.4 million for probable losses.
Income Tax Expense. The provision for income taxes was $2.1 million during fiscal 2012 compared to $2.7 million during the prior fiscal year. The provision for fiscal 2012 included $2.0 million of federal tax and $98 thousand of state income tax expense. The provision for the fiscal year ended September 30, 2011 included $2.7 million of federal income tax provision and $75 thousand of state income tax provision. The state income tax provision is subtracted from income before income taxes when calculating the federal income tax provision. Our effective federal tax rate was 15.1% during fiscal 2012 compared to 22.2% for the prior fiscal year. The primary difference in the effective tax rate for fiscal 2012 when compared to the prior fiscal year is the adjustment to our deferred tax asset valuation allowance related to our charitable contribution carryforward. The valuation allowance was increased by $600 thousand during the fiscal year ended September 30, 2011 and decreased by $500 thousand during the fiscal year ended September 30, 2012. The charitable contribution carryforward expired September 30, 2012. Our expected effective income tax rate is below the federal statutory rate primarily because of our ownership of bank-owned life insurance. The low effective tax rate in fiscal 2012 reflects the impact of bank-owned life insurance and certain other adjustments on much lower pre-tax earnings

Liquidity and Capital Resources
Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the FHLB of Cincinnati, borrowings from the FRB-Cleveland Discount Window, principal repayments and maturities of securities and sales of loans. As described below, the available liquidity from loan sales has decreased significantly from pre-June 2010 levels.

In addition to the primary sources of funds described above, we have the ability to obtain funds through the use of collateralized borrowings in the wholesale markets, the use of brokered certificates of deposits and from sales of securities. Also, access to the equity capital markets via a supplemental minority stock offering or a full (second step) transaction remain as other potential sources of liquidity, although these channels generally require six to nine months of lead time.
While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Association’s Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We seek to maintain a minimum liquidity ratio of 5% (which we compute as the sum of cash and cash equivalents plus unpledged investment securities for which ready markets exist, divided by total assets). For the year ended September 30, 2013, our liquidity ratio averaged 6.24%. We believe that we had sufficient sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2013.
We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities and the objectives of our asset/liability management program. Excess liquid assets are generally invested in interest-earning deposits and short- and intermediate-term securities.
Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2013, cash and cash equivalents totaled $286.0 million which represented a decrease of 7% from September 30, 2012. The decrease can be attributed to maintaining less liquidity on the balance sheet as total assets have decreased.
Investment securities classified as available-for-sale, which provide additional sources of liquidity, totaled $477.4 million at September 30, 2013.
Effective July 1, 2010, our traditional mortgage loan processing no longer complied with FNMA’s standard requirements and accordingly, since that date, our ability to meaningfully manage liquidity through the use of loan sales has been limited. In response to this limitation and the accompanying interest rate risk management implications, the following steps were taken:

•	during the quarter ended June 30, 2012, the Association implemented the procedures necessary for participation in FNMA's HARP II program;

•	during the fiscal year ended September 30, 2013 the Association negotiated several loan sales with private investors; and

•
in May 2013, the Association adopted the loan origination process changes required by FNMA that will be applied to a portion of its fixed-rate loan originations and subsequent to the Association's reinstatement as an approved seller by FNMA, which was received on November 15, 2013, enables the Association to securitize and sell those loans that are originated using the FNMA compliant procedures, in the secondary market.

During the year ended September 30, 2013, loan sales totaled $349.2 million, which included $72.3 million of loans that qualified under FNMA's HARP II initiative with the remainder comprised of high credit quality, long-term, fixed-rate and adjustable-rate residential first mortgage loans, which were sold to private investors. These non-HARP II loans were not eligible for delivery to FNMA. At September 30, 2013, $4.2 million of long-term, fixed-rate residential first mortgage loans were classified as “held for sale”, all of which qualified under FNMA's HARP II initiative. There were $3.3 million in loan sale commitments outstanding at September 30, 2013.
Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in the Consolidated Financial Statements.
At September 30, 2013, we had $399.4 million in loan commitments outstanding. In addition to commitments to originate loans, we had $1.14 billion in undisbursed home equity lines of credit to borrowers. Certificates of deposit due within one year of September 30, 2013 totaled $2.28 billion, or 27.0% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, sales of investment securities, other deposit products, including new certificates of deposit, brokered certificates of deposit, FHLB advances, borrowings from the FRB-Cleveland Discount Window or other collateralized borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2014. We believe, however, based on past experience, that a significant portion of such deposits will remain with us. Generally, we have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are originating residential mortgage loans and purchasing investments. During the year ended September 30, 2013, we originated $2.19 billion of residential mortgage loans, and during the year ended September 30, 2012, we originated $2.64 billion of residential mortgage loans. We purchased $276.5 million of securities during the year ended September 30, 2013, and $228.0 million during the year ended September 30, 2012.
Financing activities consist primarily of changes in deposit accounts, changes in the balances of principal and interest owed on loans serviced for others, FHLB advances and borrowings from the FRB-Cleveland Discount Window. We experienced a net decrease in total deposits of $516.9 million during the year ended September 30, 2013 which reflected the active management of the offered rates on maturing, medium term (four to six years) CDs, and compared to a net increase of $265.5 million during the year ended September 30, 2012 when our offered rates were more attractively positioned in comparison to marketplace competition. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. Principal and interest owed on loans serviced for others decreased $51.8 million during the year ended September 30, 2013 compared to a net decrease of $24.3 million during the year ended September 30, 2012. This change primarily reflected a decrease in the level of loan refinance activity between the two periods and was muted by the reduced size of the serviced loan portfolio. During the year ended September 30, 2013 we increased our advances from the FHLB of Cincinnati by $256.9 million as we actively managed our liquidity ratio. During the year ended September 30, 2012, our advances from the FHLB of Cincinnati increased by $348.3 million.
Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of Cincinnati and the FRB-Cleveland Discount Window, each of which provides an additional source of funds. Additionally, we may participate in the brokered certificates of deposit market. At September 30, 2013 we had $745.1 million of FHLB of Cincinnati advances and no outstanding borrowings from the FRB-Cleveland Discount Window. Additionally, at September 30, 2013 we had $13.0 million of brokered certificates of deposit. During the year ended September 30, 2013, we had average outstanding advances from the FHLB of Cincinnati of $435.3 million as compared to average outstanding advances of $359.7 million during the year ended September 30, 2012. At September 30, 2013 we had the ability to immediately borrow an additional $185.7 million from the FHLB of Cincinnati and $179.0 million from the FRB-Cleveland Discount Window. From the perspective of collateral value securing FHLB of Cincinnati advances, our capacity limit for additional borrowings beyond the immediately available limits at September 30, 2013 was $3.75 billion, subject to satisfaction of the FHLB of Cincinnati common stock ownership requirement. To satisfy the common stock ownership requirement we would have to increase our ownership of FHLB of Cincinnati common stock by an additional $75.1 million.
The Company is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. In July 2013, the OCC and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the DFA. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain "available-for-sale" securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised. The rule limits a banking organization's capital distributions and certain discretionary bonus payments if the banking organization does not hold a "capital conservation buffer" consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.

The final rule becomes effective for the Association on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective. The final rule also implements consolidated capital requirements for savings and loan holding companies effective January 1, 2015.
The weighted capital ratios pursuant to asset risk weightings as they are structured under the new rule differ unfavorably when compared to current computations. The Company estimated the impact of the new rule on reported risk weighted capital ratios to be immaterial.
At September 30, 2013, the Association exceeded all regulatory capital requirements. The Association is considered “well capitalized” under regulatory guidelines.

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
The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at September 30, 2013. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments due by period
Contractual Obligations	Less than One year		One to Three years	Three to Five years	More than Five years	Total
	(In thousands)
FHLB advances(1)	$357,456		$27,535	$295,000	$65,126	$745,117
Operating leases	4,245		6,445	3,861	3,970	18,521
Certificates of deposit(1)	2,194,060		2,300,146	1,034,089	99,871	5,628,166
Private equity investments	12,941		—	—	—	12,941
Total	$2,568,702		$2,334,126	$1,332,950	$168,967	$6,404,745
Commitments to extend credit	$1,796,135	(2)	$—	$—	$—	$1,796,135
______________________

(1)	Includes accrued interest payable, computed on an actual days outstanding basis, at September 30, 2013.

(2)	Includes the unused portion (including commitments for accounts suspended as a result of material default or a decline in equity) of home equity lines of credit of $1.35 billion.
The Company provides mortgage reinsurance on certain mortgage loans in its own portfolio, including Home Today loans, and loans in its servicing portfolio through contracts with two primary mortgage insurance companies. Under these contracts, the Company absorbs mortgage insurance losses in excess of a specified percentage of the principal balance of a given pool of loans, subject to a contractual limit, in exchange for a portion of the pools’ mortgage insurance premiums. As of September 30, 2013, approximately $202.9 million of mortgage loans in our portfolios were covered by such mortgage reinsurance contracts. At September 30, 2013, the maximum losses under the reinsurance contracts were limited to $11.7 million. The Company has incurred $5.5 million in losses under these reinsurance contracts and provided a liability for estimated losses totaling $2.2 million as of September 30, 2013. Management believes it has made adequate provision for estimated losses.
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

Recent Accounting Pronouncements
Pending as of September 30, 2013
In February 2013, the FASB issued Accounting Standards Update 2013-02, "Comprehensive Income (Topic 220), Reporting of Amounts Out of Accumulated Other Comprehensive Income" which supersedes ASU 2011-12, “Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” and the presentation requirements for reclassification out of accumulated other comprehensive income in ASU 2011-05 (described below). ASU 2013-02 requires entities to present separately significant amounts reclassified out of each component of OCI, either on the face of the statement where net income is presented or in the notes, if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other significant amounts, entities shall provide cross-references to the notes where additional details about the effect of the reclassifications are disclosed. The amendments are effective prospectively for reporting periods beginning after December 15, 2012, with early adoption permitted. The only impact of these amendments on the Company's consolidated financial statements will be a change in the presentation of OCI.

Adopted in fiscal year ended September 30, 2013
FASB ASU 2011-05, “Presentation of Comprehensive Income” eliminates the option to present OCI in the statement of shareholders' equity and provides an entity the option to present the total of comprehensive income, the components of net income, and the components of OCI either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of OCI along with a total for OCI, and a total amount for comprehensive income. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s). The amendments in this update were applied retrospectively for all periods presented and were effective for the Company for the interim and annual periods beginning October 1, 2012. The only impact of these amendments on the Company's consolidated financial statements was a change in the presentation of OCI. Beginning with the reporting period for the quarter ended December 31, 2012, the total of comprehensive income is presented in two separate but consecutive statements.
FASB ASU 2011-08, “Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment” was issued in September 2011 to reduce the cost and complexity of performing the first step of the two-step goodwill impairment test. This amendment permits an entity to first assess qualitative factors to determine whether the existence of events or circumstances leads to a more likely than not (more than 50% likelihood) outcome that the fair value of the reporting unit is less than its carrying amount. The performance of the two-step impairment test becomes unnecessary if, after assessing the totality of events and circumstances, the entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount. The amendment was effective for fiscal years beginning after December 15, 2011. The October 1, 2012 adoption of this guidance did not have a material impact on the Company's consolidated financial statements.
The Company has determined that all other recently issued accounting pronouncements will not have a material impact on the Company's consolidated financial statements or do not apply to its operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
General. The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk has historically been interest rate risk. In general, our assets, consisting primarily of mortgage loans, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and limit the exposure of our net interest income to changes in market interest rates. Accordingly, our board of directors has established risk parameter limits deemed appropriate given our business strategy, operating environment, capital, liquidity and performance objectives. Additionally, our board of directors has also authorized the formation of an Asset/Liability Management Committee comprised of key operating personnel which is responsible for managing this risk consistent with the guidelines and risk limits approved by the board of directors. Further, the board has established the Directors Risk Committee which conducts regular oversight and review of the guidelines, policies and deliberations of the Asset/Liability Management Committee. We have sought to manage our interest rate risk in order to control the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset-liability management, we have historically used the following strategies to manage our interest rate risk:

(i)	marketing adjustable-rate and shorter-maturity (10 year, fixed-rate mortgage) loan products;

(ii)
lengthening the weighted average remaining term of major funding sources, primarily by offering attractive interest rates on deposit products, particularly longer-term certificates of deposit, and through the use of longer-term advances from the FHLB of Cincinnati and longer-term brokered certificates of deposit;

(iii)	investing in shorter- to medium-term investments and mortgage-backed securities;

(iv)	maintaining high levels of capital; and

(v)	securitizing and/or selling long-term, fixed-rate residential real estate mortgage loans.
During the fiscal year ended September 30, 2013, $349.2 million of long-term, fixed-rate and adjustable rate mortgage loans were sold, all on a servicing retained basis, and, at September 30, 2013, $4.2 million of long-term, fixed-rate residential first mortgage loans were classified as “held for sale”. Of the loan sales during the fiscal year, $148.7 million was comprised of long-term (15 to 30 years), fixed-rate first mortgage loans which were sold to three private investors in separate transactions and $128.1 million was comprised of long-term (all 30 years), adjustable-rate first mortgage loans which were sold to a fourth private investor. Additionally, we sold a total of $72.3 million of long-term (15 to 30 years), fixed-rate first mortgage loans under FNMA's HARP II program. At September 30, 2013, there were $3.3 million of loan sales commitments outstanding.
Effective July 1, 2010, FNMA, historically the Association’s primary loan investor, implemented certain loan origination requirement changes affecting loan eligibility that, prior to May 2013, we did not adopt. Subsequent to the May 2013 implementation date of our revised procedures, and, upon review and validation by FNMA which was completed on November 15, 2013, we expect that those fixed-rate, first mortgage loans (primarily fixed-rate, mortgage refinances with terms of 15 years or more and HARP II loans) that are originated under the revised procedures, will thereafter be eligible for securitization and sale in FNMA mortgage-backed security form. We expect that certain loan types (i.e our Smart Rate adjustable-rate loans, purchase fixed-rate loans and ten year fixed-rate loans) will continue to be originated under our legacy procedures. For loans originated prior to May 2013 and for those loans originated subsequent to April 2013 not originated under the revised (FNMA) procedures, the Association’s ability to reduce interest rate risk via loan sales is limited to those loans that have established payment histories, strong borrower credit profiles and are supported by adequate collateral values that meet the requirements of private third-party investors similar to the four transactions that were completed during fiscal 2013. In response to the evolving secondary market environment, since July 2010, we have actively marketed an adjustable-rate mortgage loan product and beginning in fiscal 2012, have promoted a ten year fixed-rate mortgage loan. Each of these products provides us with improved interest rate risk characteristics when compared to longer-term, fixed-rate mortgage loans. Shortening the average maturity of our interest-earning assets by increasing our investments in shorter-term loans and investments, as well as loans and investments with variable rates of interest, helps to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our net interest income to changes in market interest rates. By following these strategies, we believe that we are better positioned to react to increases in market interest rates.
Economic Value of Equity. Using customized modeling software, the Association prepares periodic estimates of the amounts by which the net present value of its cash flows from assets, liabilities and off-balance sheet items (the institution’s economic value of equity) would change in the event of a range of assumed changes in market interest rates. The simulation model uses a discounted cash flow analysis and an option-based pricing approach in measuring the interest rate sensitivity of EVE. The model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumption that instantaneous changes (measured in basis points) occur at all maturities along the United States Treasury yield curve and other relevant market interest rates. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 2% to 3% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. The model is tailored specifically to our organization, which, we believe, improves its accuracy. The following table presents the estimated changes in the Association’s EVE at September 30, 2013 that would result from the indicated instantaneous changes in the United States Treasury yield curve and other relevant market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Change in Interest Rates (basis points) (1)	Estimated EVE (2)	Estimated Increase (Decrease) in EVE		EVE as a Percentage of Present Value of Assets (3)
				EVE Ratio (4)	Increase (Decrease) (basis points)
		Amount	Percent
	(Dollars in thousands)
+300	$1,672,524	$(506,311)	(23.0)%	15.96%	(302)
+200	1,869,693	(309,142)	(14.0)%	17.28%	(169)
+100	2,048,614	(130,221)	(6.0)%	18.35%	(62)
0	2,178,835	—	—%	18.97%	—
-100	2,230,708	51,872	2.0%	19.02%	5
____________

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	EVE Ratio represents EVE divided by the present value of assets.
The table above indicates that at September 30, 2013, in the event of an increase of 200 basis points in all interest rates, the Association would experience a 14.0% decrease in EVE. In the event of a 100 basis point decrease in interest rates, the Association would experience a 2.0% increase in EVE.
The following table is based on the calculations contained in the previous table, and sets forth the change in the EVE at a +200 basis point rate of shock at September 30, 2013, with comparative information as of September 30, 2012. The Association measures and manages its interest rate risk for interest rate shocks relative to established risk tolerances in EVE.

	At September 30,
Risk Measure (+200 bp Rate Shock)	2013	2012
Pre-Shock EVE Ratio	18.97%	15.49%
Post-Shock EVE Ratio	17.28%	12.47%
Sensitivity Measure in basis points	(169)	(302)
Certain shortcomings are inherent in the methodologies used in measuring interest rate risk through changes in EVE. Modeling changes in EVE requires making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the EVE tables presented above assume:

•	no new growth or business volumes;

•
that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured, except for reductions to reflect mortgage loan principal repayments and prepayments; and

•	that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities.
Accordingly, although the EVE tables provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our EVE and will differ from actual results.
We have previously reported that our former primary regulator, the OTS, expressed concern with respect to several significant assumptions used in our prior internal interest rate risk model, as well as the reliability of the resulting IRR profiles generated by that model. While we believe that the previous IRR model enabled us to efficiently, prudently and reasonably measure and manage IRR, we nevertheless replaced that modeling system with a system that offers enhanced functionality and capabilities. Installation and implementation of the new IRR modeling software was finalized during the quarter ended March 31, 2012 and, for periods subsequent to December 31, 2011, the IRR disclosures as determined using the new model have been reported in our SEC filings. In connection with the installation and implementation of the new IRR modeling software, factors related to prepayment, decay and default assumptions that impact the computation of EVE were customized, based on the results of an independent, third party study that was prepared using the Association's data. Use of these customized assumptions further enhanced the alignment of our EVE calculations with our risk profile. During the fiscal year ended September 30, 2013, the prepayment, decay and default assumptions that impact the computation of EVE were updated based on an expanded, independent, third-party study of our customers' behavioral patterns. The customized IRR model equations that were developed by our IRR software vendor to reflect those updated customer behavioral patterns were further enhanced by the Association based on the results of six months of performance backtesting. The updated and enhanced behavioral equations were implemented and used to prepare IRR estimates effective with the September 30, 2013 disclosures provided above and indicate an overall lower level of estimated IRR. The following table provides a comparison of IRR estimates determined using our prior methodology, and IRR estimates determined using our updated and enhanced modeling methodology, at the indicated dates:

	Estimated Increase (Decrease) in Percent EVE
	(Based on an Increase in Interest Rates of 200 basis points)
	Prior Methodology	Enhanced Methodology
At March 31, 2013	(24.7)% (1)	(6.9)%
At June 30, 2013	(27.4)% (1)	(13.5)%
At September 30, 2013	(28.6)%	(14.2)% (2)
(1) - as disclosed in prior filings.
(2) - as disclosed above.
As indicated in the preceding table, our updated and enhanced modeling methodology computes IRR estimates that vary significantly from the estimates that we previously reported. Unfortunately, such can be the nature of modeling that attempts to predict group behavior in environments that have not occurred. As we evaluated the differences in the models' estimates, the most significant factor contributing to the dissimilarity in the results of the two methodologies was the prior model's inability to capture the expected magnitude of customer mortgage loan repayments and prepayments levels. Based on the results of the updated customer behavioral studies and the inferences from our back testing, we have concluded that the updated and enhanced model methodology represents the most recent advancement in the evolution of our modeling capability and further represents our best estimates with respect to our IRR profile and exposure.
In addition to our month-end modeling reports that use current month-end balances and current month-end interest rates, we also compute EVE using current month-end balances and last month's/quarter's interest rates in order to isolate the EVE impact resulting purely from interest rate changes. These results are then reviewed and discussed by management with appropriate actions taken if deemed necessary. At September 30, 2013, the results were in line with management's expectations. The new model also possesses random patterning capabilities that our prior model lacked and accommodates extensive regression analytics applicable to the prepayment and decay profiles of our borrower and depositor portfolios. We believe that the new model expands our ability to run alternative modeling scenarios and improves the timeliness of and our access to decision making data that is integral to our IRR management processes. Modeling our IRR profile and measuring our IRR exposure are processes that are subject to continuous revision, refinement, modification, enhancement and validation. We continually evaluate, challenge and update the methodology and assumptions used in our IRR model. Changes to the methodology and/or assumptions used in the model will result in reported IRR profiles and reported IRR exposures that will be different, and perhaps significantly, from the results reported above.
Earnings at Risk. In addition to EVE calculations, we use our simulation model to analyze the sensitivity of our net interest income to changes in interest rates (the institution’s EaR). Net interest income is the difference between the interest income that we earn on our interest-earning assets, such as loans and securities, and the interest that we pay on our interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what our net interest income would be for prospective twelve and twenty-four month periods using customized (based on our portfolio characteristics) assumptions with respect to loan prepayment rates, default rates and deposit decay rates, and the implied forward yield curve as of the market date for assumptions as to projected interest rates. We then calculate what the net interest income would be for the same period in the event of instantaneous changes in market interest rates. The simulation process is subject to continual enhancement, modification, refinement and adaptation in order that it might most accurately reflect our current circumstances, factors and expectations. As of September 30, 2013, using our enhanced customer behavioral assumptions and reflective of other modeling modifications, we estimated that our EaR for the 12 months ending September 30, 2014 would decrease by 0.5% in the event of an instantaneous 200 basis point increase in market interest rates. The improvement in this estimated amount when compared to our September 30, 2012 estimated decrease of 12.0% for the then ensuing 12 month period, is reflective of the use of enhanced customer behavioral assumptions and other modeling modifications. Certain shortcomings are also inherent in the methodologies used in determining interest rate risk through changes in EaR. Modeling changes in EaR require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the interest rate risk information presented above assumes that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains substantially constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although interest rate risk calculations provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results. In addition to the preparation of computations as described above, we also formulate simulations based on a variety of non-linear changes in interest rates and a variety of non-constant balance sheet composition scenarios.
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
EVE is considered as a point in time calculation with a "liquidation" view of the Association where all the cash flows (including interest, principal and prepayments) are modeled and discounted using discount factors derived from the current market yield curves. It provides a long term view and helps to define changes in equity and duration as a result of changes in interest rates. On the other hand, EaR is based on balance sheet projections going one year and two year forward and assumes new business volume and pricing to calculate net interest income under different interest rate environments. EaR is calculated to determine the sensitivity of net interest income under different interest rate scenarios. With each of these models specific policy limits have been established that are compared with the actual month end results. These limits have been approved by the Association's board of directors and are used as benchmarks to evaluate and moderate interest rate risk. In the event that there is a breach of policy limits, management is responsible for taking such action, similar to those described under the preceding heading of General, as may be necessary in order to return the Association's interest rate risk profile to a position that is in compliance with the policy. At September 30, 2013 the IRR profile as disclosed above did not breach our internal limits.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2013. In making this assessment, the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework was utilized. Based on this assessment, management believes that, as of September 30, 2013, the Company’s internal control over financial reporting is effective.
The Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting.
The Sarbanes-Oxley Act Section 302 Certifications have been filed as Exhibit 31.1 and Exhibit 31.2 to this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
TFS Financial Corporation
Cleveland, OH

We have audited the internal control over financial reporting of TFS Financial Corporation and subsidiaries (the "Company") as of September 30, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report Regarding Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2013, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 30, 2013 of the Company and our report dated November 27, 2013, expressed an unqualified opinion on those financial statements.

/s/    Deloitte & Touche LLP
Cleveland, OH
November 27, 2013

Item 9B.	Other Information
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Incorporated by reference from the Notice of Annual Meeting and Proxy Statement for the 2014 Annual Meeting of Shareholders (the “Proxy Statement”) sections entitled “Proposal One: Election of Directors,” “Executive Compensation,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance.” Such information will be filed with the SEC no later than 120 days after the end of the fiscal year covered by this report.
The table below sets forth information, as of September 30, 2013, regarding our executive officers other than Messrs. Stefanski and Kobak.

Name	Title	Age
Ralph M. Betters	Chief Information Officer	62
David S. Huffman	Chief Financial Officer	61
Paul J. Huml	Chief Accounting Officer Chief Operating Officer, the Company	54
Terence C. Paulett	Chief Risk Officer	60
Meredith S. Weil	Chief Operating Officer, the Association	46
Cathy W. Zbanek	Chief Marketing Officer, the Association	40
The executive officers of the Company and the Association are elected annually and hold office until their respective successors are elected or until death, resignation, retirement or removal by the board of directors.
The Business Background of Our Executive Officers
The business experience for the past five years of each of our executive officers other than Messrs. Stefanski and Kobak is set forth below. Unless otherwise indicated, executive officers have held their positions for the past five years.
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

Cathy W. Zbanek joined the Association in 2001 and was named the Chief Marketing Officer in January 2013. Prior to her current role, she directed several key strategic business projects as well as systems design and development. She also managed several departments, including Customer Service. Before joining the Association, Ms. Zbanek served as a senior consultant with Waterstone Consulting, working in their Management Consulting Group. Her experience also includes working with the consulting group, Price Waterhouse Coopers.
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
The following table provides information as of September 30, 2013 regarding our 2008 Equity Incentive Plan that was approved by shareholders on May 29, 2008:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Rights and Warrants	Weighted-Average Exercise Price of Outstanding Options, Rights and Warrants		Number of Shares Remaining Available for Future Issuance Under the Plan
Equity Compensation Plans
Approved by Stockholders	7,973,834	$9.08	(1)	13,966,831
Equity Compensation Plans
Not Approved by Stockholders	N/A	N/A		N/A
Total	7,973,834	$9.08	(1)	13,966,831
 ______________________

(1)
Weighted-Average Exercise Price of Outstanding Options, Rights and Warrants is calculated using 1,454,184 shares of restricted stock awards at $0.00 and 6,519,650 shares of stock option awards at $11.10.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)(1) Financial Statements
The following documents are filed as part of this Annual Report on Form 10-K:

a.	The consolidated financial statements of TFS Financial Corporation and subsidiaries contained in Part II, Item 8 of this Annual Report on Form 10-K:

•	Consolidated Statement of Condition at September 30, 2013 and 2012;

•	Consolidated Statement of Income for the years ended September 30, 2013, 2012 and 2011;

•	Consolidated Statement of Comprehensive Income for the years ended September 30, 2013, 2012 and 2011;

•	Consolidated Statement of Shareholders' Equity for the years ended September 30, 2013, 2012 and 2011,

•	Consolidated Statement of Cash Flows for the years ended September 30, 2013, 2012 and 2011; and

•	Notes to the Consolidated Financial Statements
b. The exhibits listed in the Exhibits Index beginning on Page 139 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
TFS Financial Corporation
Cleveland, OH

We have audited the accompanying consolidated statements of condition of TFS Financial Corporation and subsidiaries (the "Company") as of September 30, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TFS Financial Corporation and subsidiaries as of September 30, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 30, 2013, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 27, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/    Deloitte & Touche LLP
Cleveland, OH
November 27, 2013

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION
As of September 30, 2013 and 2012
(In thousands, except share data)

	2013	2012
ASSETS
Cash and due from banks	$34,694	$38,914
Other interest-bearing cash equivalents	251,302	269,348
Cash and cash equivalents	285,996	308,262
Investment securities:
Available for sale (amortized cost $480,664 and $417,416, respectively)	477,376	421,430
Mortgage loans held for sale, at lower of cost or market ($3,369 and $3,017 measured at fair value, respectively)	4,179	124,528
Loans held for investment, net:
Mortgage loans	10,185,674	10,339,402
Other loans	4,100	4,612
Deferred loan fees, net	(13,171)	(18,561)
Allowance for loan losses	(92,537)	(100,464)
Loans, net	10,084,066	10,224,989
Mortgage loan servicing assets, net	14,074	19,613
Federal Home Loan Bank stock, at cost	35,620	35,620
Real estate owned	22,666	19,647
Premises, equipment, and software, net	58,517	61,150
Accrued interest receivable	31,489	34,887
Bank owned life insurance contracts	183,724	177,279
Other assets	71,639	90,720
TOTAL ASSETS	$11,269,346	$11,518,125
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$8,464,499	$8,981,419
Borrowed funds	745,117	488,191
Borrowers’ advances for insurance and taxes	71,388	67,864
Principal, interest, and related escrow owed on loans serviced	75,745	127,539
Accrued expenses and other liabilities	41,120	46,262
Total liabilities	9,397,869	9,711,275
Commitments and contingent liabilities
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 332,318,750 shares issued; 309,230,591 and 309,009,393 outstanding at September 30, 2013 and September 30, 2012, respectively	3,323	3,323
Paid-in capital	1,696,370	1,691,884
Treasury stock, at cost; 23,088,159 and 23,309,357 shares at September 30, 2013 and September 30, 2012, respectively	(278,215)	(280,937)
Unallocated ESOP shares	(70,418)	(74,751)
Retained earnings—substantially restricted	529,021	473,247
Accumulated other comprehensive loss	(8,604)	(5,916)
Total shareholders’ equity	1,871,477	1,806,850
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,269,346	$11,518,125
See accompanying notes to consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For each of the three years in the period ended September 30, 2013
(In thousands, except share and per share data)

	2013	2012	2011
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$376,840	$409,400	$413,464
Investment securities available for sale	4,941	1,995	240
Investment securities held to maturity	—	4,245	11,455
Other interest and dividend earning assets	2,191	2,213	2,334
Total interest and dividend income	383,972	417,853	427,493
INTEREST EXPENSE:
Deposits	111,408	153,100	177,842
Borrowed funds	4,011	2,546	2,003
Total interest expense	115,419	155,646	179,845
NET INTEREST INCOME	268,553	262,207	247,648
PROVISION FOR LOAN LOSSES	37,000	102,000	98,500
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	231,553	160,207	149,148
NON-INTEREST INCOME:
Fees and service charges, net of amortization	8,921	11,473	15,615
Net gain on the sale of loans	8,267	688	490
Increase in and death benefits from bank owned life insurance contracts	6,464	6,484	6,521
Other	4,816	5,818	8,356
Total non-interest income	28,468	24,463	30,982
NON-INTEREST EXPENSE:
Salaries and employee benefits	86,471	80,113	76,014
Marketing services	12,983	9,799	7,745
Office property, equipment, and software	21,009	20,489	20,074
Federal insurance premium and assessments	13,019	14,294	19,516
State franchise tax	6,627	6,039	4,805
Real estate owned expense, net	6,724	8,190	8,061
Appraisal and other loan review expenses	3,005	3,172	5,601
Other operating expenses	27,822	28,962	26,239
Total non-interest expense	177,660	171,058	168,055
INCOME BEFORE INCOME TAXES	82,361	13,612	12,075
INCOME TAX EXPENSE	26,402	2,133	2,735
NET INCOME	$55,959	$11,479	$9,340
Earnings per share—basic and diluted	$0.18	$0.04	$0.03
Weighted average shares outstanding
Basic	301,832,758	301,226,639	300,358,096
Diluted	302,746,766	301,770,338	300,969,844
See accompanying notes to consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For each of the three years in the period ended September 30, 2013
(In thousands)

	2013	2012	2011
Net income	$55,959	$11,479	$9,340
Other comprehensive (loss) income, net of tax
Change in net unrealized (losses) gains on securities available for sale	(4,746)	2,520	—
Change in pension obligation	2,058	7,841	1,779
Total other comprehensive (loss) income	(2,688)	10,361	1,779
Total comprehensive income	$53,271	$21,840	$11,119
See accompanying notes to consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For each of the three years in the period ended September 30, 2013
(In thousands, except share and per share data)

						Accumulated other comprehensive income (loss)
	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Unrealized gains/(losses) on securities	Pension obligation	Total shareholders’ equity
Balance at September 30, 2010	$3,323	1,686,062	(288,366)	(82,699)	452,633	90	(18,146)	$1,752,897
Comprehensive income
Net income	—	—	—	—	9,340	—	—	9,340
Change in pension obligation	—	—	—	—	—	—	1,779	1,779
Total comprehensive income	—	—	—	—	—	—	—	11,119
ESOP shares allocated or committed to be released	—	(393)	—	3,615	—	—	—	3,222
Compensation costs for stock-based plans	—	6,919	(3)	—	—	—	—	6,916
Reversal of excess tax effect from stock-based compensation	—	(230)	—	—	—	—	—	(230)
Treasury stock allocated to restricted stock plan	—	(6,142)	6,279	—	(137)	—	—	—
Balance at September 30, 2011	$3,323	1,686,216	(282,090)	(79,084)	461,836	90	(16,367)	$1,773,924
Comprehensive income
Net income	—	—	—	—	11,479	—	—	11,479
Change in unrealized gains on securities available for sale	—	—	—	—	—	2,520	—	2,520
Change in pension obligation	—	—	—	—	—	—	7,841	7,841
Total comprehensive income	—	—	—	—	—	—	—	21,840
ESOP shares allocated or committed to be released	—	(330)	—	4,333	—	—	—	4,003
Compensation costs for stock-based plans	—	7,112	—	—	—	—	—	7,112
Treasury stock allocated to restricted stock plan	—	(1,114)	1,153	—	(68)	—	—	(29)
Balance at September 30, 2012	$3,323	1,691,884	(280,937)	(74,751)	473,247	2,610	(8,526)	$1,806,850
Comprehensive income
Net income	—	—	—	—	55,959	—	—	55,959
Change in unrealized losses on securities available for sale	—	—	—	—	—	(4,746)	—	(4,746)
Change in pension obligation	—	—	—	—	—	—	2,058	2,058
Total comprehensive income	—	—	—	—	—	—	—	53,271
ESOP shares allocated or committed to be released	—	166	—	4,333	—	—	—	4,499
Compensation costs for stock-based plans	—	6,703	—	—	—	—	—	6,703
Treasury stock allocated to restricted stock plan	—	(2,383)	2,722	—	(185)	—	—	154
Balance at September 30, 2013	$3,323	1,696,370	(278,215)	(70,418)	529,021	(2,136)	(6,468)	$1,871,477
See accompanying notes to consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For each of the three years in the period ended September 30, 2013
(In thousands)

	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$55,959	$11,479	$9,340
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	11,356	11,115	10,138
Reversal of excess tax benefit related to stock-based compensation	—	—	(230)
Depreciation and amortization	21,315	22,767	19,404
Deferred income taxes	6,486	(19,270)	(8,243)
Provision for loan losses	37,000	102,000	98,500
Net gain on the sale of loans	(8,267)	(688)	(490)
Other net (gains) losses	(756)	2,027	3,419
Principal repayments on and proceeds from sales of loans held for sale	74,170	26,585	—
Loans originated for sale	(65,545)	(9,640)	—
Increase in and death benefits for bank owned life insurance contracts	(6,468)	(6,480)	(6,519)
Net decrease in interest receivable and other assets	16,908	10,180	18,732
Net (decrease) increase in accrued expenses and other liabilities	(1,739)	4,920	(9,304)
Other	391	631	821
Net cash provided by operating activities	140,810	155,626	135,568
CASH FLOWS FROM INVESTING ACTIVITIES:
Loans originated	(2,459,635)	(2,928,682)	(2,484,919)
Principal repayments on loans	2,369,786	2,185,787	1,787,544
Proceeds from principal repayments and maturities of:
Securities available for sale	206,388	74,589	10,898
Securities held to maturity	—	139,533	263,176
Proceeds from sale of:
Loans	282,221	—	33,722
Real estate owned	25,817	22,731	15,606
Purchases of:
Securities available for sale	(276,454)	(134,488)	(2,291)
Securities held to maturity	—	(93,509)	(12,424)
Premises and equipment	(2,819)	(7,332)	(2,616)
Other	(116)	8	(1,093)
Net cash provided by (used in) in investing activities	145,188	(741,363)	(392,397)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(516,920)	265,509	(136,031)
Net increase in borrowers' advances for insurance and taxes	3,524	9,629	6,834
Net decrease in principal and interest owed on loans serviced	(51,794)	(24,320)	(132,566)
Net (decrease) increase in short term borrowed funds	(52,732)	316,335	50,025
Proceeds from long term borrowed funds	320,000	35,000	34,673
Repayment of long term borrowed funds	(10,342)	(3,000)	(15,000)
Net cash (used in) provided by in financing activities	(308,264)	599,153	(192,065)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(22,266)	13,416	(448,894)
CASH AND CASH EQUIVALENTS—Beginning of year	308,262	294,846	743,740
CASH AND CASH EQUIVALENTS—End of year	$285,996	$308,262	$294,846
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest on deposits	$111,707	$153,463	$178,452
Cash paid for interest on borrowed funds	3,743	2,541	1,972
Cash paid for income taxes	19,642	19,794	7,600
SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to real estate owned	27,741	23,006	21,069
Transfer of loans from held for investment to held for sale	337,009	245,920	—
Transfer of loans from held for sale to held for investment	155,028	104,657	25,027
Transfer of investments from held to maturity to available for sale	—	343,687	—
See accompanying notes to consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the years ended September 30, 2013, 2012, and 2011
(Dollars in thousands unless otherwise indicated)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accounting and reporting policies of TFS Financial Corporation and its subsidiaries conform to accounting principles generally accepted in the United States of America and to general practices within the thrift industry.
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
Business—TFS Financial Corporation, a federally chartered stock holding company, conducts its principal activities through its wholly owned subsidiaries. The principal line of business of the Company is retail consumer banking, including mortgage lending, deposit gathering, and other insignificant financial services. Third Federal Savings and Loan Association of Cleveland, MHC, its federally chartered mutual holding company parent, currently owns 73.94% of the outstanding shares of common stock of the Company.
The Company’s primary operating subsidiaries include the Association and Third Capital, Inc. The Association is a federal savings association, which provides retail loan and savings products to its customers in Ohio and Florida, through its 38 full-service branches, eight loan production offices, customer service call center and internet site. The Association also provides savings products and first mortgage refinance loans in states outside of its branch footprint. Third Capital, Inc. was formed to hold non-thrift investments and subsidiaries, which include a limited liability company that acquires and manages commercial real estate, a Vermont captive reinsurance company, an entity that pursues merger and acquisition opportunities and investments in private equity investment funds.
Principles of Consolidation—The consolidated financial statements of the Company include the accounts of TFS Financial Corporation and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.
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
Investment Securities—Securities held to maturity are securities that the Company has the positive intent and the ability to hold to maturity; these securities are reported at amortized cost and adjusted for unamortized premiums and discounts. Securities held for trading are securities that are bought and held principally for the purpose of selling in the near term; these securities are reported at fair value, with unrealized gains and losses reported in current earnings. All other securities are classified as available for sale. Securities held as available for sale are reported at fair value, with unrealized gains and losses, net of tax, reported as a component of AOCI. Management determines the appropriate classification at the time of purchase.
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
Real Estate Owned—Real estate owned represents real estate acquired through foreclosure or deed in lieu of foreclosure and is initially recorded at fair value less estimated costs to sell. Subsequent to acquisition, real estate owned is carried at the lower of cost or fair value less estimated selling costs. Management performs periodic valuations and a valuation allowance is established by a charge to income for any excess of the carrying value over the fair value less estimated costs to sell the property. Recoveries in fair value during the holding period are recognized until the valuation allowance is reduced to zero. Costs related to holding and maintaining the property are charged to expense.
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
Goodwill—The excess of purchase price over the fair value of net assets of acquired companies is classified as goodwill and reported in Other Assets. Goodwill was $9,732 at September 30, 2013 and 2012. Goodwill is reviewed for impairment on an annual basis as of September 30. No impairment was identified as of September 30, 2013 or 2012.
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
Treasury Stock—Acquisitions of treasury stock are recorded at cost using the cost method of accounting. Repurchases may be made through open market purchases, block trades and in negotiated private transactions, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. Repurchased shares will be available for general corporate purposes.
Accumulated Other Comprehensive Loss—Accumulated other comprehensive loss consists of pension liability adjustments and gains (losses) on securities available for sale, net of the related tax effects.
Share-Based Compensation—Compensation expense for awards of equity instruments is recognized on a straight-line basis over the requisite service period based on the grant date fair value estimated in accordance with the provisions of FASB ASC 718 “Compensation—Stock Compensation”. Share-based compensation expense is included in Salaries and employee benefits in the consolidated statements of income.
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
Diluted earnings per share is computed using the same method as basic earnings per share, but reflects the potential dilution, if any, of unexercised stock options and unvested shares of restricted stock units that could occur if stock options were exercised and restricted stock units were issued and converted into common stock. These potentially dilutive shares would then be included in the weighted average number of shares outstanding for the period using the treasury stock method. At September 30, 2013, 2012 and 2011, potentially dilutive shares include stock options and restricted stock units issued through stock-based compensation plans.
Use of Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
2. STOCK TRANSACTIONS
TFS Financial Corporation completed its initial public stock offering on April 20, 2007 and sold 100,199,618 shares, or 30.16% of its post-offering outstanding common stock, to subscribers in the offering. Third Federal Savings, MHC, the Company’s mutual holding company parent, holds 227,119,132 shares of TFS Financial Corporation’s outstanding common stock. TFS Financial Corporation issued 5,000,000 shares of common stock, or 1.50% of its post-offering outstanding common stock, to Third Federal Foundation.
On March 12, 2009, the Board of Directors approved a fourth repurchase program authorizing the repurchase of up to an additional 3,300,000 shares of TFS Financial Corporation’s outstanding common stock. No shares were repurchased during the year ended September 30, 2013. At September 30, 2013, there are 2,156,250 shares remaining to be purchased under the fourth repurchase program. As a result of the concerns communicated to the Company by the OTS, which was merged into the OCC on July 21, 2011, and pending an evaluation by the Company’s current, primary regulators, the OCC and the Board of Governors of the FRS (see Note 3), the Company had suspended its repurchase program. On September 26, 2013, the Company received a written non-objection from the FRS to resume its fourth stock repurchase program. The Company previously repurchased 23,000,000 shares of the Company’s common stock as part of the first three previous Board of Directors-approved share repurchase programs.
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
Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios (set forth in table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and core capital (as defined) to adjusted assets (as defined). The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet assets to broad risk categories.  At September 30, 2013, the Association exceeded all regulatory capital requirements and is considered “well capitalized” under regulatory guidelines.
The following table summarizes the actual capital amounts and ratios of the Association as of September 30, 2013 and 2012, compared to the minimum capital adequacy requirements and the requirements for classification as a well capitalized institution.

			Minimum Requirements
	Actual		For Capital Adequacy Purposes		To be “Well Capitalized” Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2013
Total Capital to Risk-Weighted Assets	$1,678,493	24.10%	$557,133	8.00%	$696,416	10.00%
Core Capital to Adjusted Tangible Assets	1,591,373	14.18%	449,023	4.00%	561,279	5.00%
Tier 1 Capital to Risk-Weighted Assets	1,591,373	22.85%	N/A	N/A	417,850	6.00%
September 30, 2012
Total Capital to Risk-Weighted Assets	$1,618,653	22.19%	$583,586	8.00%	$729,482	10.00%
Core Capital to Adjusted Tangible Assets	1,527,353	13.31%	458,910	4.00%	573,637	5.00%
Tier 1 Capital to Risk-Weighted Assets	1,527,353	20.94%	N/A	N/A	437,689	6.00%

The following table reconciles the Association’s total capital under GAAP to reported regulatory capital amounts as of September 30, 2013 and 2012.

	2013	2012
Total capital as reported under GAAP	$1,589,459	$1,526,286
Goodwill and software	(6,690)	(4,848)
AOCI related to pension obligation	6,467	8,526
Other	2,137	(2,611)
Total core and tier 1 capital	1,591,373	1,527,353
Allowable allowance for loan losses	87,120	91,300
Total risk based capital	$1,678,493	$1,618,653
There were no dividends paid to the Company during the year ended September 30, 2013.

Prior to its July 21, 2011 merger into the OCC, the OTS issued, effective February 7, 2011, a MOU covering the Association, Third Federal Savings, MHC and the Company. The terms of the MOU required the following actions to be prepared or obtained by management, all of which have been performed: (1) completion of a home equity lending reduction plan; (2) enhanced home equity lending, credit risk and other management policies and procedures; (3) an assessment of the Association's interest rate risk management policy and a plan to address any deficiencies and (4) an assessment of the enterprise risk management and a plan to address any deficiencies. As a result of the MOU, the Company did not declare or pay dividends or repurchase any of its outstanding stock since 2010. In December 2012, the MOU that covered the Association was terminated by the OCC. On September 26, 2013, the Company received the FRS's written non-objection to the resumption of its fourth stock repurchase plan that, at that time, had 2,156,250 shares of its outstanding common stock remaining to be purchased under the terms of the plan. Repurchases began on October 1, 2013. Although the Company has received a written non-objection with respect to its fourth stock repurchase plan and is diligently working with the FRS to resolve the remaining concerns so that the Company can extend its stock repurchase program and can initiate the process required to pay a dividend, such actions remain subject to receipt of the FRS's written non-objection as specified in the MOU, until the remaining concerns of our regulator are resolved. The requirements of the MOU that deal with enterprise risk management issues which are applicable to the Company and Third Federal Savings, MHC will remain in effect until our regulator decides to terminate, suspend or modify them.
Prior to the suspension of the dividends, Third Federal Savings, MHC waived its right to receive each dividend paid by the Company, which allowed dividends to only be paid to the percentage (26.6% at September 30, 2013) of the shares which are not owned by Third Federal Savings, MHC. Interim final rules issued by the FRS on August 12, 2011 require that a majority of the mutual holding company's members eligible to vote must approve a dividend waiver by a mutual holding company within 12 months prior to the declaration of the dividend being waived. As part of its rulemaking process, the FRS is reviewing comments on the interim final rule, which were required to be submitted by November 1, 2011, and there can be no assurance that the final rule will not require such a member vote.

4. INVESTMENT SECURITIES
Investments available for sale are summarized as follows:

	September 30, 2013
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. government and agency obligations	$2,000	$37	$—	$2,037
Freddie Mac certificates	894	56	—	950
Ginnie Mae certificates	11,919	423	—	12,342
Real estate mortgage investment conduits (REMICs)	448,881	1,506	(5,810)	444,577
FNMA certificates	11,495	805	(305)	11,995
Money market accounts	5,475	—	—	5,475
	$480,664	$2,827	$(6,115)	$477,376

	September 30, 2012
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. government and agency obligations	$2,000	$56	$—	$2,056
Freddie Mac certificates	922	67	—	989
Ginnie Mae certificates	16,123	663	—	16,786
REMICs	383,545	2,772	(308)	386,009
FNMA certificates	7,125	764	—	7,889
Money market accounts	7,701	—	—	7,701
	$417,416	$4,322	$(308)	$421,430

There were no sales from the investment securities available for sale portfolio or the investment securities held-to-maturity portfolio during the years ended September 30, 2013, 2012 and 2011.
Gross unrealized losses on securities and the estimated fair value of the related securities, aggregated by investment category and length of time the individual securities have been in a continuous loss position, at September 30, 2013 and 2012, were as follows:

	September 30, 2013
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$237,774	$4,984	$45,768	$826	$283,542	$5,810
FNMA certificates	4,806	305	—	—	4,806	305
Total	$242,580	$5,289	$45,768	$826	$288,348	$6,115

	September 30, 2012
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$80,219	$291	$6,550	$17	$86,769	$308

The unrealized losses on investment securities were attributable to market rate increases. The contractual terms of U.S. government and agency obligations do not permit the issuer to settle the security at a price less than the par value of the investment. The contractual cash flows of mortgage-backed securities are guaranteed by FNMA, Freddie Mac and Ginnie Mae. REMICs are issued by or backed by securities issued by these governmental agencies. It is expected that the securities would not be settled at a price substantially less than the amortized cost of the investment. During the financial market upheaval of 2008, concern arose about the financial health of FNMA and Freddie Mac and, therefore, the viability of the payment guarantees issued by the agencies. This market was preserved when, in September 2008, the Federal Housing Finance Agency placed FNMA and Freddie Mac into conservatorship. Shortly after taking control, the U.S. Treasury Department established financing agreements to ensure FNMA and Freddie Mac meet their obligations to holders of mortgage-backed securities that they have issued or guaranteed.
Since the decline in value is attributable to changes in interest rates and not credit quality and because the Association has neither the intent to sell the securities nor is it more likely than not the Association will be required to sell the securities for the time periods necessary to recover the amortized cost, these investments are not considered other-than-temporarily impaired.
At September 30, 2013, the amortized cost and fair value of U.S. government and agency obligations available for sale due in more than one year but less than five years are $2,000 and $2,037, respectively.

5. LOANS AND ALLOWANCE FOR LOAN LOSSES
Loans held for investment consist of the following:

	September 30,
	2013	2012
Real estate loans:
Residential non-Home Today	$8,118,511	$7,943,165
Residential Home Today	178,353	208,325
Home equity loans and lines of credit	1,858,398	2,155,496
Construction	72,430	69,152
Real estate loans	10,227,692	10,376,138
Consumer and other loans	4,100	4,612
Less:
Deferred loan fees—net	(13,171)	(18,561)
Loans-in-process (“LIP”)	(42,018)	(36,736)
Allowance for loan losses	(92,537)	(100,464)
Loans held for investment, net	$10,084,066	$10,224,989

At September 30, 2013 and 2012, respectively, $4,179 and $124,528 of long-term, fixed-rate loans were classified as mortgage loans held for sale.
In an October 2011 directive, the OCC required all specific valuation allowances on collateral-dependent loans (SVAs established when the recorded investment in an impaired loan exceeded the measured value of the collateral) maintained by savings institutions to be charged off by March 31, 2012. As permitted, the Company elected to early-adopt this methodology effective for the quarter ended December 31, 2011. Additionally, the OCC issued guidance in July, 2012 which requires loans, where at least one borrower has been discharged of their obligation in Chapter 7 bankruptcy proceedings, and have not reaffirmed the debt to be classified as troubled debt restructurings. Additionally, this guidance requires the charge off of performing loans to collateral value when, due to a discharge of indebtedness, the Company's only recourse in the event of nonpayment is to foreclose on the property. As a result, reported loan charge-offs for the year ended September 30, 2012 included the charge-off of SVAs, which had a balance of $55,507 at September 30, 2011 and the charge-off of $15,827 in connection with the bankruptcy related guidance. The one-time SVA related charge-off did not impact the provision for loan losses for the year ended September 30, 2012; however, reported loan charge-offs during the year increased and the balances of loans, the allowance for loan losses, non-accrual status loans and loan delinquencies as of September 30, 2012, all decreased accordingly.
A large concentration of the Company’s lending is in Ohio and Florida. As of September 30, 2013 and 2012, the percentage of total residential non-Home Today and Home Today loans held in Ohio were 74% and 77%, and the percentage held in Florida were 18% and 17%, respectively. As of September 30, 2013 and 2012, equity loans and lines of credit were concentrated in the states of Ohio (39% and 39%), Florida (29% and 29%) and California (12% and 12%), respectively. The economic conditions and market for real estate in those states have significantly impacted the ability of borrowers in those areas to repay their loans.
Home Today is an affordable housing program targeted to benefit low- and moderate-income home buyers. Through this program the Association provided the majority of loans to borrowers who would not otherwise qualify for the Association’s loan products, generally because of low credit scores. Although the credit profiles of borrowers in the Home Today program might be described as sub-prime, Home Today loans generally contain the same features as loans offered to our non-Home Today borrowers. Borrowers in the Home Today program must complete financial management education and counseling and must be referred to the Association by a sponsoring organization with which the Association has partnered as part of the program. Borrowers must also meet a minimum credit score threshold. Because the Association applied less stringent underwriting and credit standards to the majority of Home Today loans, loans originated under the program have greater credit risk than its traditional residential real estate mortgage loans. While effective March 27, 2009, the Home Today underwriting guidelines were changed to be substantially the same as the Association’s traditional first mortgage product, the majority of loans in this program were originated prior to that date. As of September 30, 2013 and 2012, the principal balance of Home Today loans originated prior to March 27, 2009 was $174,974 and $204,733 respectively. The Association does not offer, and has not offered, loan products frequently considered to be designed to target sub-prime borrowers containing features such as higher fees or higher rates, negative amortization, a loan-to-value ratio greater than 100%, or option adjustable-rate mortgages.

Between June 28, 2010 and March 20, 2012, due to the deterioration in overall housing conditions including concerns for loans and lines in a second lien position, home equity lines of credit and home equity loans were not offered by the Association. Beginning in March 2012, the Association offered redesigned home equity lines of credit to qualifying existing home equity customers, subject to certain property and credit performance conditions. In February 2013 the Association further modified the product design and the terms to include monthly principal and interest payments throughout the entire term. In April 2013, the product offering was extended to both existing home equity customers and new consumers in Ohio, Florida and selected counties in Kentucky. Prior to March 11, 2009, the Association offered residential mortgage loan products where the borrower pays only interest for a portion of the loan term. The recorded investment in interest only loans is comprised of the following:

	September 30,
	2013	2012
Residential non-Home Today	$2,353	$11,519
Equity lines of credit	1,680,917	1,983,581
Total	$1,683,270	$1,995,100
Home equity lines of credit prior to February 2013 are interest only for a maximum of 10 years and convert to fully amortizing for the remaining term, up to 20 years, at which time they are included in the home equity loan balance. Residential loans are interest only for a maximum of 5 years and convert to fully amortizing for the remaining term of up to 30 years.
The recorded investment of loan receivables in non-accrual status is summarized in the following table. Balances are net of deferred fees.

	September 30,
	2013	2012
Real estate loans:
Residential non-Home Today	$91,048	$105,780
Residential Home Today	34,813	41,087
Home equity loans and lines of credit	29,943	35,316
Construction	41	377
Total real estate loans	155,845	182,560
Consumer and other loans	—	—
Total non-accrual loans	$155,845	$182,560

Loans are placed in non-accrual status when they are contractually 90 days or more past due. Loans modified in troubled debt restructurings that were in non-accrual status prior to the restructurings remain in non-accrual status for a minimum of six months. Additionally, home equity loans and lines of credit where the customer has a severely delinquent first mortgage and loans in Chapter 7 bankruptcy status where all borrowers have been discharged of their obligation are placed in non-accrual status. Total performing non-accrual loans at September 30, 2013 and 2012 includes $54,311 and $47,742, respectively, in troubled debt restructurings which are current according to the terms of their agreement, of which $34,001 and $30,631 are performing loans in Chapter 7 bankruptcy status where all borrowers have been discharged of their obligations. Additionally at September 30, 2013 and 2012, the recorded investment in non-accrual status loans includes $5,277 and $8,807, respectively, of performing second lien loans subordinate to first mortgages delinquent greater than 90 days.
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

An age analysis of the recorded investment in loan receivables that are past due at September 30, 2013 and 2012 is summarized in the following tables. When a loan is more than one month past due on its scheduled payments, the loan is considered 30 days or more past due. Balances are net of deferred fees and any applicable loans-in-process.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
September 30, 2013
Real estate loans:
Residential non-Home Today	$15,398	$4,874	$56,484	$76,756	$8,024,657	$8,101,413
Residential Home Today	8,597	5,989	18,341	32,927	142,666	175,593
Home equity loans and lines of credit	7,495	4,776	12,042	24,313	1,841,111	1,865,424
Construction	—	—	41	41	30,032	30,073
Total real estate loans	31,490	15,639	86,908	134,037	10,038,466	10,172,503
Consumer and other loans	—	—	—	—	4,100	4,100
Total	$31,490	$15,639	$86,908	$134,037	$10,042,566	$10,176,603

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
September 30, 2012
Real estate loans:
Residential non-Home Today	$15,015	$10,661	$74,807	$100,483	$7,818,927	$7,919,410
Residential Home Today	10,874	4,736	27,517	43,127	161,743	204,870
Home equity loans and lines of credit	8,676	3,210	16,587	28,473	2,136,255	2,164,728
Construction	—	—	377	377	31,456	31,833
Total real estate loans	34,565	18,607	119,288	172,460	10,148,381	10,320,841
Consumer and other loans	—	—	—	—	4,612	4,612
Total	$34,565	$18,607	$119,288	$172,460	$10,152,993	$10,325,453
Activity in the allowance for loan losses is summarized as follows:

	For the Year Ended September 30, 2013
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential non-Home Today	$31,618	$18,467	$(16,719)	$2,061	$35,427
Residential Home Today	22,588	13,051	(12,302)	775	24,112
Home equity loans and lines of credit	45,508	5,889	(23,543)	4,964	32,818
Construction	750	(407)	(294)	131	180
Total real estate loans	100,464	37,000	(52,858)	7,931	92,537
Consumer and other loans	—	—	—	—	—
Total	$100,464	$37,000	$(52,858)	$7,931	$92,537

	For the Year Ended September 30, 2012
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential non-Home Today	$49,484	$36,646	$(55,362)	$850	$31,618
Residential Home Today	31,025	34,616	(43,215)	162	22,588
Home equity loans and lines of credit	74,071	31,154	(63,035)	3,318	45,508
Construction	2,398	(416)	(1,268)	36	750
Total real estate loans	156,978	102,000	(162,880)	4,366	100,464
Consumer and other loans	—	—	—	—	—
Total	$156,978	$102,000	$(162,880)	$4,366	$100,464

	For the Year Ended September 30, 2011
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential non-Home Today	$41,246	$25,704	$(17,804)	$338	$49,484
Residential Home Today	13,331	24,537	(6,951)	108	31,025
Home equity loans and lines of credit	73,780	49,784	(51,414)	1,921	74,071
Construction	4,882	(1,525)	(994)	35	2,398
Total real estate loans	133,239	98,500	(77,163)	2,402	156,978
Consumer and other loans	1	—	(1)	—	—
Total	$133,240	$98,500	$(77,164)	$2,402	$156,978

The recorded investment in loan receivables at September 30, 2013 and 2012 is summarized in the following table. The table provides details of the recorded balances according to the method of evaluation used for determining the allowance for loan losses, distinguishing between determinations made by evaluating individual loans and determinations made by evaluating groups of loans not individually evaluated. Balances of recorded investments are net of deferred fees and any applicable loans-in-process.

	September 30,
	2013			2012
	Individually	Collectively	Total	Individually	Collectively	Total
Real estate loans:
Residential non-Home Today	$149,102	$7,952,311	$8,101,413	$165,121	$7,754,289	$7,919,410
Residential Home Today	79,065	96,528	175,593	95,355	109,515	204,870
Home equity loans and lines of credit	34,387	1,831,037	1,865,424	37,016	2,127,712	2,164,728
Construction	487	29,586	30,073	1,378	30,455	31,833
Total real estate loans	263,041	9,909,462	10,172,503	298,870	10,021,971	10,320,841
Consumer and other loans	—	4,100	4,100	—	4,612	4,612
Total	$263,041	$9,913,562	$10,176,603	$298,870	$10,026,583	$10,325,453

An analysis of the allowance for loan losses at September 30, 2013 and 2012 is summarized in the following table. The analysis provides details of the allowance for loan losses according to the method of evaluation, distinguishing between allowances for loan losses determined by evaluating individual loans and allowances for loan losses determined by evaluating groups of loans not individually evaluated.

	September 30,
	2013			2012
	Individually	Collectively	Total	Individually	Collectively	Total
Real estate loans:
Residential non-Home Today	$7,138	$28,289	$35,427	$6,220	$25,398	$31,618
Residential Home Today	7,677	16,435	24,112	9,747	12,841	22,588
Home equity loans and lines of credit	1,018	31,800	32,818	3,928	41,580	45,508
Construction	5	175	180	41	709	750
Total real estate loans	15,838	76,699	92,537	19,936	80,528	100,464
Consumer and other loans	—	—	—	—	—	—
Total	$15,838	$76,699	$92,537	$19,936	$80,528	$100,464
At September 30, 2013, individually evaluated loans that required an allowance were comprised only of loans evaluated for impairment based on the present value of cash flows such as performing troubled debt restructurings, performing second liens subordinate to first mortgages delinquent greater than 90 days and loans with a further deterioration in the fair value of collateral not yet identified as uncollectible. All other individually evaluated loans received a charge-off if applicable.
Because many variables are considered in determining the appropriate level of general valuation allowances, directional changes in individual considerations do not always align with the directional change in the balance of a particular component of the general valuation allowance. At September 30, 2013 and 2012, respectively, allowances on individually reviewed loans evaluated for impairment based on the present value of cash flows, such as performing troubled debt restructurings were $15,749 and $17,720; allowances on performing second liens subordinate to first mortgages delinquent greater than 90 days were $0 and $1,550; and allowances on loans with further deteriorations in the fair value of collateral not yet identified as uncollectible were $89 and $666.
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
As described earlier in this footnote, Home Today loans, particularly those originated prior to March 27, 2009, have greater credit risk than traditional residential real estate mortgage loans. At September 30, 2013 and 2012, respectively, approximately 50% and 54% of Home Today loans include private mortgage insurance coverage. The majority of the coverage on these loans was provided by PMI Mortgage Insurance Co., which the Arizona Department of Insurance seized in 2011 and indicated that all claims payments would be reduced by 50%. In March 2013, PMIC notified the Association that all payments would be paid at 55% of the claim with the remainder deferred. Appropriate adjustments have been made to all of the Association’s affected valuation allowances and charge-offs, as well as the estimated loss severity factors that are used for loans evaluated collectively. The amount of loans in our owned portfolio covered by mortgage insurance provided by PMIC as of September 30, 2013 and 2012, respectively, was $236,713 and $303,621 of which $214,920 and $273,225 was current. The amount of loans in our owned portfolio covered by mortgage insurance provided by Mortgage Guaranty Insurance Corporation as of September 30, 2013 and 2012, respectively, was $91,478 and $118,055 of which $90,099 and $116,132 was current. As of September 30, 2013, MGIC's long-term debt rating, as published by the major credit rating agencies, did not meet the requirements to qualify as "investment grade"; however, MGIC continues to make claims payments in accordance with its contractual obligations and the Association has not increased its estimated loss given default factors related to MGIC's claim paying ability. No other loans were covered by mortgage insurers that were deferring claim payments or which we assessed as being non-investment grade.
Home equity lines of credit represent a significant portion of the residential real estate portfolio. The state of the economy and low housing prices continue to have an adverse impact on this portfolio since the home equity lines generally are in a second lien position. When the Association began to offer new home equity lines of credit again, the product was designed with prudent property and credit performance conditions to reduce future risk.

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
The recorded investment and the unpaid principal balance of impaired loans, including those whose terms have been modified in troubled debt restructurings, as of September 30, 2013 and 2012 are summarized as follows. Balances of recorded investments are net of deferred fees.

	September 30,
	2013			2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Residential non-Home Today	$86,040	$114,799	$—	$96,227	$126,806	$—
Residential Home Today	33,163	66,366	—	36,578	68,390	—
Home equity loans and lines of credit	27,494	58,267	—	24,397	41,974	—
Construction	422	544	—	970	1,349	—
Consumer and other loans	—	—	—	—	—	—
Total	$147,119	$239,976	$—	$158,172	$238,519	$—
With an allowance recorded:
Residential non-Home Today	$63,062	$64,468	$7,138	$68,894	$70,577	$6,220
Residential Home Today	45,902	46,698	7,677	58,777	60,104	9,747
Home equity loans and lines of credit	6,893	6,996	1,018	12,619	13,554	3,928
Construction	65	65	5	408	408	41
Consumer and other loans	—	—	—	—	—	—
Total	$115,922	$118,227	$15,838	$140,698	$144,643	$19,936
Total impaired loans:
Residential non-Home Today	$149,102	$179,267	$7,138	$165,121	$197,383	$6,220
Residential Home Today	79,065	113,064	7,677	95,355	128,494	9,747
Home equity loans and lines of credit	34,387	65,263	1,018	37,016	55,528	3,928
Construction	487	609	5	1,378	1,757	41
Consumer and other loans	—	—	—	—	—	—
Total	$263,041	$358,203	$15,838	$298,870	$383,162	$19,936
At September 30, 2013 and 2012, respectively, the recorded investment in impaired loans includes $201,692 and $221,399 of loans modified in troubled debt restructurings of which $30,550 and $39,127 are 90 days or more past due.
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
12/31/2011
Pursuant to an OCC directive, impairment on collateral dependent loans previously recognized as SVAs were charged off. Charge-offs are recorded to recognize confirmed collateral shortfalls on impaired loans. (1)
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
Loans modified in troubled debt restructurings that are not evaluated based on collateral are separately evaluated for impairment on a loan by loan basis at the time of restructuring and at each subsequent reporting date for as long as they are reported as troubled debt restructurings. The impairment evaluation is based on the present value of expected future cash flows discounted at the effective interest rate of the original loan. Expected future cash flows include a discount factor representing a potential for default. Valuation allowances are recorded for the excess of the recorded investments over the result of the cash flow analysis. Loans discharged in Chapter 7 bankruptcy are reported as troubled debt restructurings and also evaluated based on the expected future cash flows unless evaluated based on collateral. Consumer loans are not considered for restructuring. A loan modified in a troubled debt restructuring is classified as an impaired loan for a minimum of one year. After one year, a loan is no longer included in the balance of impaired loans if the loan was modified to yield a market rate for loans of similar credit risk at the time of restructuring and the loan is not impaired based on the terms of restructuring agreement. No troubled debt restructurings were reclassified out of impaired loans during the years ended September 30, 2013, 2012 and 2011.

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

	For the Year Ended September 30,
	2013		2012		2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential non-Home Today	$91,134	$1,169	$64,470	$854	$36,072	$363
Residential Home Today	34,871	234	22,596	513	23,036	144
Home equity loans and lines of credit	25,946	467	18,259	293	16,249	95
Construction	696	18	884	36	495	6
Consumer and other loans	—	—	—	—	—	—
Total	$152,647	$1,888	$106,209	$1,696	$75,852	$608
With an allowance recorded:
Residential non-Home Today	$65,978	$3,198	$98,053	$3,164	$117,392	$2,584
Residential Home Today	52,340	2,487	92,272	2,625	109,015	2,689
Home equity loans and lines of credit	9,756	266	20,118	227	31,674	256
Construction	237	10	2,670	36	6,310	70
Consumer and other loans	—	—	—	—	1	—
Total	$128,311	$5,961	$213,113	$6,052	$264,392	$5,599
Total impaired loans:
Residential non-Home Today	$157,112	$4,367	$162,523	$4,018	$153,464	$2,947
Residential Home Today	87,211	2,721	114,868	3,138	132,051	2,833
Home equity loans and lines of credit	35,702	733	38,377	520	47,923	351
Construction	933	28	3,554	72	6,805	76
Consumer and other loans	—	—	—	—	1	—
Total	$280,958	$7,849	$319,322	$7,748	$340,244	$6,207
The amount of interest income on impaired loans recognized using a cash-basis method is $1,463 and $1,734 for the years ended September 30, 2013 and 2012, respectively, and not considered materially different from $1,064 for the year ended September 30, 2011.

The recorded investment in troubled debt restructurings as of September 30, 2013 and September 30, 2012 is shown in the tables below.

September 30, 2013	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Modifications	Bankruptcy	Total
Residential non-Home Today	$17,861	$1,670	$12,773	$21,227	$17,733	$39,530	$110,794
Residential Home Today	14,855	131	9,107	18,331	20,998	6,547	69,969
Home equity loans and lines of credit	82	596	675	225	561	18,512	20,651
Construction	—	278	—	—	—	—	278
Total	$32,798	$2,675	$22,555	$39,783	$39,292	$64,589	$201,692

September 30, 2012	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Modifications	Bankruptcy	Total
Residential non-Home Today	$22,039	$2,802	$17,106	$20,787	$9,438	$45,861	$118,033
Residential Home Today	21,977	360	13,991	27,058	11,960	6,548	81,894
Home equity loans and lines of credit	105	646	960	257	384	18,334	20,686
Construction	—	634	—	—	—	152	786
Total	$44,121	$4,442	$32,057	$48,102	$21,782	$70,895	$221,399

For all loans modified during the years ended September 30, 2013, 2012 and 2011 (set forth in the tables below), the pre-modification outstanding recorded investment was not materially different from the post-modification outstanding recorded investment.
The following tables set forth the recorded investment in troubled debt restructured loans modified during the years presented, according to the types of concessions granted. Reported values for the fiscal year ended September 30, 2011 have not been adjusted for discharged Chapter 7 bankruptcies that were reclassified as troubled debt restructurings per the OCC interpretive guidance issued in July 2012.

	For the Year Ended September 30, 2013
	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Modifications	Bankruptcy	Total
	(Dollars in thousands)
Residential non-Home Today	$3,470	$—	$—	$5,108	$4,957	$8,156	$21,691
Residential Home Today	409	—	—	693	8,433	1,517	11,052
Home equity loans and lines of credit	13	129	—	67	117	3,673	3,999
Construction	—	—	—	—	—	—	—
Total	$3,892	$129	$—	$5,868	$13,507	$13,346	$36,742

	For the Year Ended September 30, 2012
	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Modifications	Bankruptcy	Total
	(Dollars in thousands)
Residential non-Home Today	$7,965	$521	$1,812	$8,668	$3,287	$12,671	$34,924
Residential Home Today	1,793	88	1,821	2,768	4,313	2,308	13,091
Home equity loans and lines of credit	46	13	60	30	231	4,435	4,815
Construction	—	—	—	—	—	153	153
Total	$9,804	$622	$3,693	$11,466	$7,831	$19,567	$52,983

	For the Year Ended September 30, 2011
	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Modifications	Total
	(Dollars in thousands)
Residential non-Home Today	$7,447	$669	$5,864	$3,369	$5,289	$22,638
Residential Home Today	9,535	407	6,194	4,776	8,224	29,136
Home equity loans and lines of credit	115	—	423	164	261	963
Construction	—	—	—	—	—	—
Total	$17,097	$1,076	$12,481	$8,309	$13,774	$52,737

Troubled debt restructured loans may be modified more than once. Among other requirements, a re-modification may be available for a borrower upon the expiration of temporary modification terms if the borrower cannot return to regular loan payments. If the borrower is experiencing an income curtailment that temporarily has reduced his/her capacity to repay, such as loss of employment, reduction of hours, non-paid leave or short term disability, a temporary modification is considered. If the borrower lacks the capacity to repay the loan at the current terms due to a permanent condition, a permanent modification is considered. In evaluating the need for a re-modification, the borrower’s ability to repay is generally assessed utilizing a debt to income and cash flow analysis. As the economy slowly improves, the need for re-modifications continues to linger. Beginning with the quarter ended December 31, 2012, loans discharged in Chapter 7 bankruptcy are classified as multiple modifications if the loan's original terms had also been modified by the Association.
The following table provides information on troubled debt restructured loans modified within the last 12 months that defaulted, or were at least 30 days past due on one scheduled payment, during the period presented.

	For the Year Ended September 30, 2013		For the Year Ended September 30, 2012		For the Year Ended September 30, 2011
Troubled Debt Restructurings That Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)		(Dollars in thousands)		(Dollars in thousands)
Residential non-Home Today	61	$6,709	87	$9,917	19	$3,305
Residential Home Today	70	3,368	77	4,427	64	6,257
Home equity loans and lines of credit	68	1,277	41	1,764	2	160
Construction	—	—	3	153	—	—
Total	199	$11,354	208	$16,261	85	$9,722

The following tables provide information about the credit quality of residential loan receivables by an internally assigned grade. Balances are net of deferred fees and any applicable LIP.

	Pass	Special Mention	Substandard	Loss	Total
September 30, 2013
Real Estate Loans:
Residential non-Home Today	$8,004,890	$—	$96,523	$—	$8,101,413
Residential Home Today	139,481	—	36,112	—	175,593
Home equity loans and lines of credit	1,822,371	9,223	33,830	—	1,865,424
Construction	29,651	—	422	—	30,073
Total	$9,996,393	$9,223	$166,887	$—	$10,172,503

	Pass	Special Mention	Substandard	Loss	Total
September 30, 2012
Real Estate Loans:
Residential non-Home Today	$7,812,028	$—	$107,382	$—	$7,919,410
Residential Home Today	163,332	—	41,538	—	204,870
Home equity loans and lines of credit	2,118,926	9,868	35,934	—	2,164,728
Construction	30,850	—	983	—	31,833
Total	$10,125,136	$9,868	$185,837	$—	$10,320,841
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
At September 30, 2013 and 2012, respectively, the recorded investment of impaired loans includes $113,520 and $133,508 of troubled debt restructurings that are individually evaluated for impairment, but have adequately performed under the terms of the restructuring and are classified as pass loans. At September 30, 2013 and 2012, respectively, there are $17,396 and $20,475 of loans classified substandard and $9,193 and $9,868 of loans classified special mention that are not included in the recorded investment of impaired loans; rather, they are included in loans collectively evaluated for impairment.
Consumer loans are internally assigned a grade of nonperforming when they are considered 90 days or more past due. At September 30, 2013 and September 30, 2012, no consumer loans were graded as nonperforming.
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
During 2013, 2012 and 2011, $349,192, $11,363 and $33,554, respectively, of mortgage loans were securitized and/or sold including accrued interest thereon. In these transactions, the Company retained residual interests in the form of mortgage loan servicing assets. Primary economic assumptions used to measure the value of the Company’s retained interests at the date of sale resulting from the completed transactions were as follows (per annum):

	2013	2012
Primary prepayment speed assumptions (weighted average annual rate)	22.1%	26.3%
Weighted average life (years)	24.8	24.0
Amortized cost to service loans (weighted average)	0.12%	0.12%
Weighted average discount rate	12%	12%
Key economic assumptions and the sensitivity of the current fair value of mortgage loan servicing assets to immediate 10% and 20% adverse changes in those assumptions are as presented in the following table. The three key economic assumptions that impact the valuation of the mortgage loan servicing rights are: (1) the prepayment speed, or how long the mortgage servicing right will be outstanding; (2) the estimate of servicing costs that will be incurred in fulfilling the mortgage servicing right responsibilities; and (3) the discount factor applied to future net cash flows to convert them to present value.

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

September 30, 2013
Fair value of mortgage loan servicing assets	$28,784
Prepayment speed assumptions (weighted average annual rate)	24.7%
Impact on fair value of 10% adverse change	$(1,179)
Impact on fair value of 20% adverse change	$(2,245)
Estimated prospective annual cost to service loans (weighted average)	0.12%
Impact on fair value of 10% adverse change	$(2,872)
Impact on fair value of 20% adverse change	$(5,745)
Discount rate	12.0%
Impact on fair value of 10% adverse change	$(970)
Impact on fair value of 20% adverse change	$(1,870)
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
Activity in mortgage servicing assets is summarized as follows:

	Year Ended September 30,
	2013	2012	2011
Balance—beginning of year	$19,613	$28,919	$38,658
Additions from loan securitizations/sales	1,089	43	137
Amortization	(6,628)	(9,349)	(9,894)
Net change in valuation allowance	—	—	18
Balance—end of year	$14,074	$19,613	$28,919
Fair value of capitalized amounts	$28,784	$25,294	$40,654
The Company receives annual servicing fees ranging from 0.12% to 0.31% of the outstanding loan balances. Servicing income, net of amortization of capitalized servicing assets, included in Non-interest income, amounted to $5,435 in 2013, $7,327 in 2012 and $11,392 in 2011. The unpaid principal balance of mortgage loans serviced for others was approximately $2,971,909, $3,810,786 and $5,434,138 at September 30, 2013, 2012 and 2011, respectively. The ratio of capitalized servicing assets to the unpaid principal balance of mortgage loans serviced for others was 0.47%, 0.52%, and 0.54% at September 30, 2013, 2012 and 2011, respectively.

7. PREMISES, EQUIPMENT AND SOFTWARE, NET
Premises, equipment and software at cost are summarized as follows:

	September 30,
	2013	2012
Land	$11,050	$7,714
Office buildings	69,643	75,999
Furniture, fixtures and equipment	34,240	33,997
Software	15,202	16,447
Leasehold improvements	11,784	9,269
	141,919	143,426
Less accumulated depreciation and amortization	(83,402)	(82,276)
Total	$58,517	$61,150
During the years ended September 30, 2013, 2012 and 2011, depreciation and amortization expense on premises, equipment, and software was $5,392, $5,414 and $5,485, respectively.
The Company leases certain of its branches under renewable operating lease agreements. Future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more consisted of the following at September 30, 2013:

Years Ended September 30,
2014	$4,245
2015	3,579
2016	2,866
2017	2,227
2018	1,634
Thereafter	3,970

During the years ended September 30, 2013, 2012 and 2011, rental expense was $6,187, $6,019 and $5,983, respectively.

The Company, as lessor, leases certain commercial office buildings. The Company anticipates receiving future minimum payments of the following as of September 30, 2013:

Years Ended September 30,
2014	$1,210
2015	1,034
2016	975
2017	1,004
2018	1,004
Thereafter	669
During each of the years ended September 30, 2013, 2012, and 2011, rental income was $1,254, $893 and $2,569 respectively, and appears in other non-interest income in the accompanying statements.

8. ACCRUED INTEREST RECEIVABLE
Accrued interest receivable is summarized as follows:

	September 30,
	2013	2012
Investment securities	$1,032	$980
Loans	30,456	33,906
Other	1	1
Total	$31,489	$34,887
9. DEPOSITS
Deposit account balances are summarized by interest rate as follows:

	Stated Interest Rate	September 30,
		2013		2012
		Amount	Percent	Amount	Percent
Negotiable order of withdrawal accounts	0.00–0.30%	$1,027,316	12.1%	$1,006,125	11.2%
Savings accounts	0.00–0.55	1,808,953	21.4	1,777,295	19.8
Subtotal		2,836,269	33.5	2,783,420	31.0
Certificates of deposit	0.00–0.99	2,276,511	26.9	1,961,447	21.8
	1.00–1.99	1,790,363	21.1	1,746,089	19.5
	2.00–2.99	732,648	8.6	900,178	10.0
	3.00–3.99	623,032	7.4	752,638	8.4
	4.00–4.99	157,126	1.9	586,986	6.5
	5.00 and above	48,169	0.6	249,981	2.8
		5,627,849	66.5	6,197,319	69.0
Subtotal		8,464,118	100.0	8,980,739	100.0
Accrued interest		381	—	680	—
Total deposits		$8,464,499	100.0%	$8,981,419	100.0%

At September 30, 2013 and 2012, the weighted average interest rate was 0.2% and 0.4% on savings accounts, respectively; 0.1% and 0.3% on negotiable order of withdrawal accounts, respectively; 1.6% and 2.1% on certificates of deposit, respectively; and 1.1% and 1.5% on total deposits, respectively.
The aggregate amount of certificates of deposit in denominations of $100 or more totaled approximately $2,076,585 and $2,250,550 at September 30, 2013 and 2012, respectively. On July 21, 2010, the DFA was signed into law, which, in part, permanently increased the maximum amount of deposit insurance to $250 per depositor, retroactive to January 1, 2008.
Brokered certificates of deposit, which are used as a cost effective funding alternative, totaled $13,000 and $0 at September 30, 2013 and September 30, 2012, respectively. The FDIC places restrictions on banks with regard to issuing brokered deposits based on the bank's capital classification. A well-capitalized institution may accept brokered deposits without FDIC restrictions. An adequately capitalized institution must obtain a waiver from the FDIC in order to accept brokered deposits, while an undercapitalized institution is prohibited by the FDIC from accepting brokered deposits.

The scheduled maturity of certificates of deposit is as follows:

	September 30, 2013
	Amount	Percent
12 months or less	$2,284,584	40.6%
13 to 24 months	1,679,976	29.8%
25 to 36 months	529,329	9.4%
37 to 48 months	532,859	9.5%
49 to 60 months	501,230	8.9%
Over 60 months	99,871	1.8%
Total	$5,627,849	100.0%
Interest expense on deposits is summarized as follows:

	Year Ended September 30,
	2013	2012
Certificates of deposit	$103,466	$142,728
Negotiable order of withdrawal accounts	2,273	2,839
Savings accounts	5,669	7,533
Total	$111,408	$153,100
10. BORROWED FUNDS
Federal Home Loan Bank borrowings at September 30, 2013 are summarized in the table below:

	Amount	Weighted Average Rate
Maturing in:
2014	$357,000	0.40%
2015	3,000	3.34%
2016	24,535	2.05%
2017	175,000	1.14%
2018	120,000	1.47%
thereafter	65,126	1.36%
Total FHLB Advances	744,661	0.90%
Accrued interest	456
Total	$745,117
The Association’s maximum borrowing capacity at the FHLB, under the most restrictive measure, was an additional $185,747 at September 30, 2013. Pursuant to collateral agreements with FHLB of Cincinnati, advances are secured by a blanket lien on qualifying first mortgage loans. In addition to the existing available capacity, the Association’s capacity limit for additional borrowings from the FHLB of Cincinnati was $3,753,137 at September 30, 2013, subject to satisfaction of the FHLB of Cincinnati common stock ownership requirement. To satisfy the common stock ownership requirement, we would have to increase our ownership of FHLB of Cincinnati common stock by an additional $75,063. The terms of the advances include various restrictive covenants including limitations on the acquisition of additional debt in excess of specified levels. As of September 30, 2013, the Association was in compliance with all such covenants. The Association’s borrowing capacity at the FRB-Cleveland Discount Window was $178,950 at September 30, 2013.

11. OTHER COMPREHENSIVE INCOME (LOSS)
The following table represents the components of other comprehensive income (loss) and the related tax effect allocated to component:

	Before Tax Amount	Tax Effect	Net of Tax
2013
Unrealized gain/(loss) from available-for-sale securities:
Net unrealized gain/(loss) arising during the year	$(7,302)	$2,556	$(4,746)
Reclassification adjustment for realized (gains)/losses included in net income	—	—	—
Net unrealized gain/(loss) from securities	(7,302)	2,556	(4,746)
Pension plan:
Newly established net gain (loss)	1,828	(640)	1,188
Reclassification adjustment included in income due to:
Actuarial loss	556	(194)	362
Realized loss due to settlement	782	(274)	508
Net gain (loss) from pension plan	3,166	(1,108)	2,058
Other comprehensive loss	$(4,136)	$1,448	$(2,688)
2012
Unrealized gain/(loss) from available-for-sale securities:
Net unrealized gain/(loss) arising during the year	$449	$(157)	$292
Transfer of investments from held to maturity to available for sale	3,427	(1,199)	2,228
Net unrealized gain/(loss) from securities, net of reclassification adjustment	3,876	(1,356)	2,520
Pension plan:
Newly established net gain (loss)	11,775	(4,122)	7,653
Reclassification adjustment included in income due to:
Actuarial loss	571	(199)	372
Prior service benefit	(15)	5	(10)
Realized gain due to curtailment	(267)	93	(174)
Net gain (loss) from pension plan	12,064	(4,223)	7,841
Other comprehensive income	$15,940	$(5,579)	$10,361
2011
Unrealized gain/(loss) from available-for-sale securities:
Net unrealized gain/(loss) arising during the year	$—	$—	$—
Reclassification adjustment for realized (gains)/losses included in net income	—	—	—
Net unrealized gain/(loss) from securities, net of reclassification adjustment	—	—	—
Pension plan:
Newly established net gain (loss)	3,918	(1,371)	2,547
Reclassification adjustment included in income due to:
Actuarial gain	(1,120)	392	(728)
Prior service benefit	(61)	21	(40)
Net gain (loss) from pension plan	2,737	(958)	1,779
Other comprehensive income	$2,737	$(958)	$1,779

12. INCOME TAXES
The components of the income tax provision are as follows:

	Year Ended September 30,
	2013	2012	2011
Current tax expense:
Federal	$19,751	$21,305	$10,903
State	165	98	75
Deferred tax expense:
Federal	6,486	(19,270)	(8,243)
Income tax provision	$26,402	$2,133	$2,735
Reconciliation from tax at the statutory rate to the income tax provision is as follows:

	Year Ended September 30,
	2013	2012	2011
Tax at statutory rate	35.0%	35.0%	35.0%
State tax, net	0.1	0.5	0.4
Insurance related amounts	(2.7)	(16.7)	(18.9)
Change in valuation allowance for deferred tax assets	—	(3.7)	5.0
Other, net	(0.3)	0.6	1.1
Income tax provision	32.1%	15.7%	22.6%

Temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities that gave rise to significant portions of net deferred taxes relate to the following:

	September 30,
	2013	2012
Deferred tax assets:
Loan loss reserve	$43,452	$50,341
Deferred compensation	11,024	8,946
Pension liability	3,482	4,590
Property, equipment and software basis difference	2,160	1,573
Pending REIT dividend	112	493
Other	5,190	4,958
Total deferred tax assets	65,420	70,901
Deferred tax liabilities:
FHLB stock basis difference	7,695	7,695
Mortgage servicing rights	1,131	1,790
Goodwill	3,162	2,836
Other	3,351	3,461
Total deferred tax liabilities	15,339	15,782
Net deferred tax asset	$50,081	$55,119
In the accompanying statement of condition the net deferred tax asset is included in Other assets.
A valuation allowance is established to reduce deferred tax assets if it is more likely than not that the related tax benefits will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The charitable contribution carryforward expired September 30, 2012. During the years ended September 30, 2012 and 2011, there was a net increase (decrease) in the valuation allowance related to the charitable contribution carryforward of $(500), and $600, respectively.

Retained earnings at September 30, 2013 and 2012 included approximately $104,861 for which no provision for federal income tax has been made. This amount represents allocations of income during years prior to 1988 to bad debt deductions for tax purposes only. These qualifying and nonqualifying base year reserves and supplemental reserves will be recaptured into income in the event of certain distributions and redemptions. Such recapture would create income for tax purposes only, which would be subject to the then current corporate income tax rate. However, recapture would not occur upon the reorganization, merger, or acquisition of the Association, nor if the Association is merged or liquidated tax-free into a bank or undergoes a charter change. If the Association fails to qualify as a bank or merges into a nonbank entity, these reserves will be recaptured into income.
The provisions of Accounting for Uncertainty in Income Taxes, codified within FASB ASC 740 “Income Taxes,” prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement for a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Tax positions must meet a more-likely-than-not recognition threshold in order for the related tax benefit to be recognized or continue to be recognized. As of September 30, 2013, 2012 and 2011, there were no unrecognized tax benefits. The Company does not anticipate the total amount of unrecognized tax benefits to significantly change within the next 12 months.

The Company recognizes interest and penalties on income tax assessments or income tax refunds, where applicable, in the financial statements as a component of its provision for income taxes. The Company recognized interest expense (benefit) of $(186), $1,013 and $0, net of tax, during the years ended September 30, 2013, 2012 and 2011, respectively. Total interest accrued was $0 and $729 at September 30, 2013 and 2012, respectively.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and city jurisdictions. With few exceptions, the Company is no longer subject to federal and state income tax examinations for tax years prior to 2010. Federal income tax audits have been completed through September 30, 2010 and State of Ohio audits have been completed through September 30, 2011.
13. EMPLOYEE BENEFIT PLANS
Defined Benefit Plan—The Third Federal Savings Retirement Plan (the “Plan”) is a defined benefit pension plan. Effective December 31, 2002, the Plan was amended to limit participation to employees who met the Plan’s eligibility requirements on that date. Effective December 31, 2011, the Plan was amended to freeze future benefit accruals for participants in the Plan. After December 31, 2002, employees not participating in the Plan, upon meeting the applicable eligibility requirements, and those eligible participants who no longer receive service credits under the Plan, participate in a separate tier of the Company’s defined contribution 401(k) Savings Plan. Benefits under the Plan are based on years of service and the employee’s average annual compensation (as defined in the Plan) through December 31, 2011. The funding policy of the Plan is consistent with the funding requirements of U.S. federal and other governmental laws and regulations. As of December 31, 2011, the projected benefit obligation, as well as the unfunded liability recorded, was reduced by $16,149, the portion attributable to future salary increases. In fiscal year 2013, a settlement adjustment was recognized as a result of lump sum payments exceeding the sum of interest and service costs for the year.
The following table sets forth the change in projected benefit obligation for the defined benefit plan:

	September 30,
	2013	2012
Projected benefit obligation at beginning of year	$70,788	$75,768
Service cost	—	1,005
Interest cost	2,938	2,952
Actuarial loss and other	287	10,113
Plan amendment	—	(16,149)
Settlement	(5,348)	—
Benefits paid	(621)	(2,901)
Projected benefit obligation at end of year	$68,044	$70,788

The following table reconciles the beginning and ending balances of the fair value of plan assets and presents the funded status of the Plan recognized in the statement of condition at the September 30 measurement date:

	September 30,
	2013	2012
Fair value of plan assets at beginning of the year	$58,675	$47,684
Actual return on plan assets	6,231	9,465
Employer contributions	2,000	4,427
Benefits paid	(621)	(2,901)
Settlement	(5,348)	—
Fair value of plan assets at end of year	$60,937	$58,675
Funded status of the plan—asset/(liability)	$(7,107)	$(12,113)

The components of net periodic benefit cost recognized in the statement of income are as follows:

	Year Ended September 30,
	2013	2012	2011
Service cost	$—	$1,005	$4,337
Interest Cost	2,938	2,952	3,641
Expected return on plan assets	(4,116)	(3,727)	(3,365)
Amortization of net (gain)/loss and other	556	572	(1,120)
Amortization of prior service benefit	—	(15)	(61)
Recognized net gain due to curtailment	—	(267)	—
Recognized net loss due to settlement	782	—	—
Net periodic benefit cost	$160	$520	$3,432
Plan assets carried at fair value are classified into one of the three levels of the fair value hierarchy based on an assessment of inputs used in the valuation techniques. See Note. 16 Fair Value for additional information about fair value measurements, the fair value hierarchy, and a description of the inputs used within each level of the hierarchy.
Plan assets consist of investments in pooled separate accounts that invest in mutual funds, equity securities, debt securities, or real estate investments. Pooled separate accounts are valued at net asset value of shares held by the pension plan at the reporting date. Net asset value is categorized as a level 2 fair value measurement except when the investment so measured could not have been redeemed at net asset value as of the measurement date. At September 30, 2013 and 2012, there are no such restrictions on plan assets. Unless otherwise restricted, pooled separate accounts can be redeemed on a daily basis.
The following tables present the fair value of plan assets by asset category at the measurement date.

	September 30, 2013	Recurring Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category:
U.S. large cap equity portfolios	$19,508	$—	$19,508	$—
U.S. small/mid cap equity portfolios	5,152	—	5,152	—
International equity portfolios	8,434	—	8,434	—
Debt securities(1)	21,565	—	21,565	—
Real estate investments portfolios	6,278	—	6,278	—
Total	$60,937	$—	$60,937	$—

		Recurring Fair Value Measurements at Reporting Date Using
	September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category:
U.S. large cap equity portfolios	$18,701	$—	$18,701	$—
U.S. small/mid cap equity portfolios	4,455	—	4,455	—
International equity portfolios	7,259	—	7,259	—
Debt securities(1)	22,369	—	22,369	—
Real estate investments portfolios	5,891	—	5,891	—
Total	$58,675	$—	$58,675	$—
  ______________________

(1)	Includes pooled separate accounts that invest mainly in fixed income securities such as corporate bonds, asset backed securities, commercial mortgage backed securities or in a single mutual fund.
The following table reconciles the beginning and ending balances for plan assets measured at fair value using significant unobservable inputs (Level 3):

	Year Ended September 30,
Real estate investment portfolios	2013	2012	2011
Fair value at beginning of year	$—	$—	$1,701
Actual return gains (losses) on plan assets
relating to assets sold or transferred during the period	—	—	1,612
Transfers in (out) of Level 3	—	—	(3,313)
Fair value at end of year	$—	$—	$—
Asset allocation ranges have been established by broad asset categories. The ranges are designed to provide an appropriate balance between risk and return, while positioning Plan assets, over extended economic cycles, in a manner consistent with the long-term return assumptions used in measurements and valuations. For equity securities the target is 55% to 60% while the target for debt and real estate securities (including cash equivalents) is 40% to 45% .
The following additional information is provided with respect to the Plan:

	September 30,
	2013	2012	2011
Assumptions and dates used to determine benefit obligations:
Discount rate	4.90%	4.30%	4.95%
Rate of compensation increase	n/a	n/a	4.55
Census date	1/1/2013	1/1/2012	1/1/2011
Assumptions used to determine net periodic benefit cost:
Discount rate	4.30%	4.95%/4.40%	5.10%
Long-term rate of return on plan assets	7.50%	7.50%	7.50%
Rate of compensation increase (graded scale)	n/a	4.55	4.62

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

Expected Benefit Payments During the Fiscal Years Ending September 30:
2014	$5,920
2015	3,700
2016	4,090
2017	4,440
2018	4,320
Aggregate expected benefit payments during the five fiscal year period beginning October 1, 2019, and ending September 30, 2023	$23,300
Minimum employer contributions expected to be paid during the fiscal year ending September 30, 2014	$—
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

	Year Ended September 30,
	2013	2012	2011
Net actuarial loss	$9,950	$13,116	$25,462
Prior service benefit	—	—	(282)
Net amount recognized in AOCI	$9,950	$13,116	$25,180
The Company expects that $296 of net actuarial losses will be recognized as AOCI components of net periodic benefit cost during the fiscal year ended September 30, 2014.

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
The total of the Company’s matching and discretionary contributions related to the 401(k) savings plan for the years ended September 30, 2013, 2012 and 2011 was $2,972, $2,717 and $1,943 respectively.
Employee (Associate) Stock Ownership Plan —The Company established an ESOP for its employees effective January 1, 2006. The ESOP is a tax-qualified plan designed to invest primarily in the Company’s common stock and provides employees with an opportunity to receive a funded retirement benefit, based primarily on the value of the Company’s common stock. The ESOP covers all eligible employees of the Company and its wholly-owned subsidiaries. Employees are eligible to participate in the ESOP after attainment of age 18, completion of 1,000 hours of service, and employment on the last day of the plan’s calendar year. Company contributions to the plan are at the discretion of the board of directors. The ESOP is accounted for in accordance with the provisions for stock compensation in FASB ASC 718. Compensation expense for the ESOP is based on the market price of the Company’s stock and is recognized as shares are committed to be released to participants. The total compensation expense related to this plan in the 2013, 2012 and 2011 fiscal years was $4,499, $4,004 and $3,222, respectively.
The ESOP was authorized to purchase, and did purchase, 11,605,824 shares of the Company’s common stock at a price of $10 per share with a 2006 plan year cash contribution and the proceeds of a loan from the Company to the ESOP. The outstanding loan principal balance as of September 30, 2013 and 2012 was $76,066 and $79,381, respectively. Shares of the Company’s common stock pledged as collateral for the loan are released from the pledge for allocation to participants as loan payments are made. At September 30, 2013, 4,239,049 shares have been allocated to participants and 325,005 shares were committed to be released. Shares that are committed to be released will be allocated to participants at the end of the plan year

(December 31). ESOP shares that are unallocated or not yet committed to be released totaled 7,041,770 at September 30, 2013, and had a fair market value of $84,290.

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
During the year ended September 30, 2013, the Compensation Committee of the Company’s Board of Directors approved the issuance of an additional 583,500 stock options and 116,500 restricted stock units to certain officers and employees of the Company. The awards were made pursuant to the Equity Plan.
FASB ASC 718 requires the Company to report as a financing cash flow the benefits of realized tax deductions in excess of the deferred tax benefits previously recognized for compensation expense. There was no excess tax benefit for 2013, 2012 or 2011.
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
During the years ended September 30, 2013, 2012 and 2011, the Company recorded $6,703, $7,112 and $6,919, respectively, of share-based compensation expense, comprised of stock option expense of $3,303, $3,570 and $2,848, respectively and restricted stock units expense of $3,400, $3,542 and $4,071, respectively. The tax benefit recognized in net income related to share-based compensation expense was $2,099, $3,664 and $1,685, respectively.
The following is a summary of the status of the Company’s restricted stock units as of September 30, 2013 and changes therein during the year then ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Outstanding at September 30, 2012	1,579,513	$10.96
Granted	116,500	9.43
Exercised	(204,732)	11.47
Forfeited	(37,097)	11.34
Outstanding at September 30, 2013	1,454,184	$10.76
Vested and exercisable, at September 30, 2013	351,795	$11.94
Vested and expected to vest, at September 30, 2013	1,447,297	$10.77
The total fair value of restricted stock units vested during the years ended September 30, 2013, 2012 and 2011 was $2,921, $2,383, and $8,354, respectively. Expected future compensation expense relating to the non-vested restricted stock units at September 30, 2013 is $5,691 over a weighted average period of 2.12 years.

The following is a summary of the Company’s stock option activity and related information for the Equity Plan for the year ended September 30, 2013:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at September 30, 2012	6,199,591	$11.28	6.7	$582
Granted	583,500	$9.43
Exercised	(16,466)	$9.40		$31
Forfeited	(246,975)	$11.69		$60
Outstanding at September 30, 2013	6,519,650	$11.10	6.0	$6,484
Vested and exercisable at September 30, 2013	3,542,500	$11.83	5.4	$1,315
Vested or expected to vest at September 30, 2013	6,517,454	$11.10	6.0	$6,477

The fair value of the option grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions.

	2013	2012
Expected dividend yield	—%	—%
Expected volatility	26.89%	28.54%
Risk-free interest rate	0.98%	1.19%
Expected option term (in years)	6.0	6.0
The expected dividend yield was assumed to be 0% since no dividends have been paid since May 2010. Volatility of the company’s stock was used in the estimation of fair value. Management estimated the expected life of the options using the simplified method allowed under SEC Staff Accounting Bulletin 110, which expresses the views of the SEC regarding the use of a “simplified” method, as discussed in Staff Accounting Bulletin No. 107. The five and seven year Treasury yield in effect at the time of the grant provides the risk-free rate of return for periods within the expected term of the options.
The weighted average grant date fair value of options granted during the year ended September 30, 2013 and 2012 was $2.64 and $2.58 per share respectively. Expected future compensation expense relating to the non-vested options outstanding as of September 30, 2013 is $4,317 over a weighted average period of 1.74 years. Upon exercise of vested options, management expects to draw on treasury stock as the source of the shares. At September 30, 2013, the number of common shares authorized for award under the Equity Plan was 23,000,000, of which 13,966,831 shares remain available for future award.
15. COMMITMENTS AND CONTINGENT LIABILITIES
In the normal course of business, the Company enters into commitments with off-balance-sheet risk to meet the financing needs of its customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to originate loans generally have fixed expiration dates of 60 to 360 days or other termination clauses and may require payment of a fee. Unfunded commitments related to home equity lines of credit generally expire from 5 to 10 years following the date that the line of credit was established, subject to various conditions including compliance with payment obligation, adequacy of collateral securing the line and maintenance of a satisfactory credit profile by the borrower. Since some of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
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

At September 30, 2013, the Company had commitments to originate loans as follows:

Fixed-rate mortgage loans	$209,400
Adjustable-rate mortgage loans	178,812
Equity loans and lines of credit including bridge loans	11,170
Total	$399,382

At September 30, 2013, the Company had unfunded commitments outstanding as follows:

Equity lines of credit	$1,135,268
Construction loans	42,019
Private equity investments	12,941
Total	$1,190,228
At September 30, 2013, the unfunded commitment on home equity lines of credit, including commitments for accounts suspended as a result of material default or a decline in equity, is $1,354,734.
The Company assumes mortgage guaranty insurance on an excess of loss basis for the mortgage guaranty risks of certain mortgage loans in its own portfolio, including Home Today loans and loans in its servicing portfolio, through reinsurance contracts with two primary mortgage insurance companies. Under these contracts, the Company absorbs mortgage insurance losses in a range of five to 12 percentage points in excess of the initial five percentage point loss layer of a given pool of loans, in exchange for a portion of the pool’s mortgage insurance premiums. The first five percent layer of loss must be exceeded before the Company assumes any liability. At September 30, 2013, the maximum losses under the reinsurance contracts were limited to $11,709. The Company has paid $5,538 of losses under these reinsurance contracts and has provided a liability for the remaining estimated losses totaling $2,158 as of September 30, 2013. When evaluating whether or not the reserves provide a reasonable provision for unpaid loss and loss adjustment expenses, it is necessary to project future loss and loss adjustment expense emergence and payments for loan delinquencies occurring through the balance sheet date. The actual future loss and loss adjustment expense may not develop as actuarially projected. They may in fact vary materially from the projections as mortgage insurance results are influenced by factors such as unemployment, housing market conditions and loan repayment rates. Management believes it has made adequate provision for estimated losses. Based upon notice from the Company’s two primary mortgage insurance companies, no new contracts are being added to the Company’s risk exposure. The Company’s insurance partners will retain all new mortgage insurance premiums and all new risk.
The following table summarizes the activity in the liability for unpaid losses and loss adjustment expenses:

	September 30,
	2013	2012	2011
Balance, beginning of year	$3,351	$4,023	$5,082
Incurred increase (decrease)	287	797	(57)
Paid claims	(1,480)	(1,469)	(1,002)
Balance, end of period	$2,158	$3,351	$4,023
At September 30, 2013 and 2012, the Company had commitments to securitize and sell mortgage loans which totaled $3,295 and $2,830, respectively.
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

As permitted under the fair value guidance in U.S. GAAP, the Company elects to measure at fair value mortgage loans classified as held for sale that are subject to pending agency contracts to securitize and sell loans. This election is expected to reduce volatility in earnings related to market fluctuations between the contract trade and settlement dates. At September 30, 2013 and 2012, respectively, there were $3,369 and $3,017 loans held for sale, with unpaid principal balances of $3,295 and $2,830, subject to pending agency contracts for which the fair value option was elected. For the years ended September 30, 2013, 2012 and 2011, net gain (loss) on the sale of loans includes $(113), $210 and $0, respectively, related to changes during the period in the fair value of loans held for sale subject to pending agency contracts.
Presented below is a discussion of the methods and significant assumptions used by the Company to estimate fair value.
Investment Securities Available for Sale—Investment securities available for sale are recorded at fair value on a recurring basis. At September 30, 2013 and 2012, respectively, this includes $471,901 and $413,729 of investments in U.S. government and agency obligations including U.S. Treasury notes and sequentially structured, highly liquid collateralized mortgage obligations issued by Fannie Mae, Freddie Mac, and Ginnie Mae and $5,475 and $7,701 of secured institutional money market deposits insured by the FDIC up to the current coverage limits, with any excess collateralized by the holding institution. Both are measured using the market approach. The fair values of treasury notes and collateralized mortgage obligations represent unadjusted price estimates obtained from third party independent nationally recognized pricing services using pricing models or quoted prices of securities with similar characteristics and are included in Level 2 of the hierarchy. At the time of initial measurement and, subsequently, when changes in methodologies occur, management obtains and reviews documentation of pricing methodologies used by third party pricing services to verify that prices are determined in accordance with fair value guidance in U.S. GAAP and to ensure that assets are properly classified in the fair value hierarchy. Additionally, third party pricing is reviewed on a monthly basis for reasonableness based on the market knowledge and experience of company personnel that interact daily with the markets for these types of securities. The carrying amount of the money market deposit accounts is considered a reasonable estimate of their fair value because they are cash deposits in interest bearing accounts valued at par. These accounts are included in Level 1 of the hierarchy.
Mortgage Loans Held for Sale—The fair value of mortgage loans held for sale is estimated using a market approach based on quoted secondary market pricing for loan portfolios with similar characteristics. Loans held for sale are carried at the lower of cost or fair value except, as described above, the Company elects the fair value measurement option for mortgage loans held for sale subject to pending agency contracts to securitize and sell loans. Loans held for sale are included in Level 2 of the hierarchy. At September 30, 2013 and 2012 there were $3,369 and $3,017, respectively, of loans held for sale measured at fair value and $810 and $121,511, respectively, of loans held for sale carried at cost.
Impaired Loans—Impaired loans represent certain loans held for investment that are subject to a fair value measurement under U.S. GAAP because they are individually evaluated for impairment and that impairment is measured using a fair value measurement, such as the observable market price of the loan or the fair value of the collateral less estimated costs to dispose. Impairment is measured using the market approach based on the fair value of the collateral less estimated costs to dispose for loans the Company considers to be collateral-dependent due to a delinquency status or other adverse condition severe enough to indicate that the borrower can no longer be relied upon as the continued source of repayment.These conditions are described more fully in Note 5. Loans and Allowance for Loan Losses. To calculate impairment of collateral-dependent loans, the fair market values of the collateral, estimated using exterior appraisals in the majority of instances, are reduced by calculated costs to dispose derived from historical experience and recent market conditions. Any indicated impairment is recognized by a charge to the allowance for loan losses. Subsequent increases in collateral values or principal pay downs on loans with recognized impairment could result in an impaired loan being carried below its fair value. When no impairment loss is indicated, the carrying amount is considered to approximate the fair value of that loan to the Company because contractually that is the maximum recovery the Company can expect. The recorded investment of loans individually evaluated for impairment based on the fair value of the collateral are included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis. The range and weighted average impact of costs to dispose on fair values is determined at the time of impairment or when additional impairment is recognized and is included in quantitative information about significant unobservable inputs later in this note.
Loans held for investment that have been restructured in troubled debt restructurings and are performing according to the modified terms of the loan agreement are individually evaluated for impairment using the present value of future cash flows based on the loan’s effective interest rate, which is not a fair value measurement. At September 30, 2013 and 2012, respectively, this included $116,011 and $137,468 in recorded investment of troubled debt restructurings with related allowances for loss of $15,749 and $17,602.
Real Estate Owned—Real estate owned includes real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of the cost basis or fair value less estimated costs to dispose. Fair value is estimated under the market approach using independent third party appraisals. As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions. At September 30, 2013 and 2012, these adjustments were not significant to reported fair values. At September 30, 2013 and 2012, respectively, $19,644 and $16,131 of real estate owned is included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis where the cost basis equals or exceeds the estimate of fair values less costs to dispose of these properties. Real estate owned, as reported in the Consolidated Statements of Condition, includes estimated costs to dispose of $1,986 and $1,383 related to properties measured at fair value and $5,008 and $4,899 of properties carried at their original or adjusted cost basis at September 30, 2013 and 2012, respectively.

Derivatives—Derivative instruments include interest rate locks on commitments to originate loans for the held for sale portfolio and forward commitments on contracts to deliver mortgage loans. Derivatives are reported at fair value in other assets or other liabilities on the Consolidated Statement of Condition with changes in value recorded in current earnings. Fair value is estimated using a market approach based on quoted secondary market pricing for loan portfolios with characteristics similar to loans underlying the derivative contracts. The fair value of interest rate lock commitments is adjusted by a closure rate based on the estimated percentage of commitments that will result in closed loans. The range and weighted average impact of the closure rate is included in quantitative information about significant unobservable inputs later in this note. A significant change in the closure rate may result in a significant change in the ending fair value measurement of these derivatives relative to their total fair value. Because the closure rate is a significantly unobservable assumption, interest rate lock commitments are included in Level 3 of the hierarchy. Forward commitments on contracts to deliver mortgage loans are included in Level 2 of the hierarchy.

Assets and liabilities carried at fair value on a recurring basis in the Consolidated Statements of Condition at September 30, 2013 and September 30, 2012 are summarized below.

		Recurring Fair Value Measurements at Reporting Date Using
	September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment securities available for sale:
U.S. government and agency obligations	$2,037	$—	$2,037	$—
Freddie Mac certificates	950	—	950	—
Ginnie Mae certificates	12,342	—	12,342	—
REMIC’s	444,577	—	444,577	—
Fannie Mae certificates	11,995	—	11,995	—
Money market accounts	5,475	5,475	—	—
Mortgage loans held for sale	3,369	—	3,369	—
Derivatives:
Interest rate lock commitments	158	—	—	158
Total	$480,903	$5,475	$475,270	$158
Liabilities
Derivatives:
Forward commitments for the sale of mortgage loans	$6	$—	$6	$—
Total	$6	$—	$6	$—

		Recurring Fair Value Measurements at Reporting Date Using
	September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment securities available for sale:
U.S. government and agency obligations	$2,056	$—	$2,056	$—
Freddie Mac certificates	989	—	989	—
Ginnie Mae certificates	16,786	—	16,786	—
REMIC’s	386,009	—	386,009	—
Fannie Mae certificates	7,889	—	7,889	—
Money market accounts	7,701	7,701	—	—
Mortgage loans held for sale	$3,017	$—	$3,017	$—
Derivatives:
Interest rate lock commitments	$404	$—	$—	$404
Total	$424,851	$7,701	$416,746	$404
Liabilities
Derivatives:
Forward commitments for the sale of mortgage loans	243	—	243	—
Total	$243	$—	$243	$—

The table below presents a reconciliation of the beginning and ending balances and the location within the Consolidated Statements of Income where gains due to changes in fair value are recognized on interest rate lock commitments which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Interest Rate Lock Commitments
	Year Ended September 30,
	2013	2012	2011
Beginning balance	$404	$—	$—
(Loss) gain during the period due to changes in fair value:
Included in other non-interest income	(246)	404	—
Ending balance	$158	$404	$—
Change in unrealized gains for the period included in earnings for assets held at end of the reporting date	$158	$404	$—
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

		Nonrecurring Fair Value Measurements at Reporting Date Using
	September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans, net of allowance	$146,941	$—	$—	$146,941
Real estate owned(1)	19,644	—	—	19,644
Total	$166,585	$—	$—	$166,585
______________________
(1) Amounts represent fair value measurements of properties before deducting estimated costs to dispose.

		Nonrecurring Fair Value Measurements at Reporting Date Using
	September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans, net of allowance	$159,069	$—	$—	$159,069
Real estate owned(1)	16,131	—	—	16,131
Total	$175,200	$—	$—	$175,200
 ______________________
(1)    Amounts represent fair value measurements of properties before deducting estimated costs to dispose.
The following provides quantitative information about significant unobservable inputs categorized within Level 3 of the Fair Value Hierarchy.

	Fair Value						Weighted
	9/30/2013	Valuation Technique(s)	Unobservable Input	Range			Average
Impaired loans, net of allowance	$146,941	Market comparables of collateral discounted to estimated net proceeds	Discount appraised value to estimated net proceeds based on historical experience:
			• Residential Properties	0	-	24%	9.3%

Interest rate lock commitments	$158	Quoted Secondary Market pricing	Closure rate	0	-	100%	53.2%

	Fair Value						Weighted
	9/30/2012	Valuation Technique(s)	Unobservable Input	Range			Average
Impaired loans, net of allowance	$159,069	Market comparables of collateral discounted to estimated net proceeds	Discount appraised value to estimated net proceeds based on historical experience:
			• Residential Properties	0	-	24%	10.5%

Interest rate lock commitments	$404	Quoted Secondary Market pricing	Closure rate	0	-	100%	56.0%

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

	September 30, 2013
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and due from banks	$34,694	$34,694	$34,694	$—	$—
Other interest bearing cash equivalents	251,302	251,302	251,302	—	—
Investment securities:
Available for sale	447,376	477,376	5,475	471,901	—
Mortgage loans held for sale	4,179	4,222	—	4,222
Loans-net:
Mortgage loans held for investment	10,079,966	10,344,246	—	—	10,344,246
Other loans	4,100	4,353	—	—	4,353
Federal Home Loan Bank stock	35,620	35,620	N/A	—	—
Private equity investments	654	654	—	—	654
Accrued interest receivable	31,489	31,489	—	31,489	—
Derivatives	158	158	—	—	158
Liabilities:
NOW and passbook accounts	$2,836,269	$2,836,269	$—	$2,836,269	$—
Certificates of deposit	5,628,230	5,510,241	—	5,510,241	—
Borrowed funds	745,117	745,294	—	745,294	—
Borrowers’ advances for taxes and insurance	71,388	71,388	—	71,388	—
Principal, interest and escrow owed on loans serviced	75,745	75,745	—	75,745	—
Derivatives	6	6	—	6	—

	September 30, 2012
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and due from banks	$38,914	$38,914	$38,914	$—	$—
Other interest bearing cash equivalents	269,348	269,348	269,348	—	—
Investment securities:
Available for sale	421,430	421,430	7,701	413,729	—
Mortgage loans held for sale	124,528	129,358	—	129,358
Loans-net:
Mortgage loans held for investment	10,220,377	10,630,220	—	—	10,630,220
Other loans	4,612	4,957	—	—	4,957
Federal Home Loan Bank stock	35,620	35,620	N/A	—	—
Private equity investments	944	944	—	—	944
Accrued interest receivable	34,887	34,887	—	34,887	—
Derivatives	404	404	—	—	404
Liabilities:
NOW and passbook accounts	$2,783,420	$2,783,420	$—	$2,783,420	$—
Certificates of deposit	6,197,999	6,353,376	—	6,353,376	—
Borrowed funds	488,191	490,880	—	490,880	—
Borrowers’ advances for taxes and insurance	67,864	67,864	—	67,864	—
Principal, interest and escrow owed on loans serviced	127,539	127,539	—	127,539	—
Derivatives	243	243	—	243	—
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
17. DERIVATIVE INSTRUMENTS
The Company has entered into forward commitments for the sale of mortgage loans principally to protect against the risk of adverse interest rate movements on net income. The Company recognizes the fair value of the contracts when the characteristics of those contracts meet the definition of a derivative. These derivatives are not designated in a hedging relationship; therefore, gains and losses are recognized immediately in the statement of income. In addition, the Company enters into commitments to originate loans, which when funded, are classified as held for sale. Such commitments meet the definition of a derivative and are not designated in a hedging relationship; therefore, gains and losses are recognized immediately in the statement of income. The Company had no derivatives designated as hedging instruments under FASB ASC 815, “Derivatives and Hedging,” at September 30, 2013 or 2012.

The following tables provide the locations within the Consolidated Statements of Condition and the fair values for derivatives not designated as hedging instruments.

	Asset Derivatives
	At September 30, 2013		At September 30, 2012
	Location	Fair Value	Location	Fair Value
Interest rate lock commitments	Other Assets	$158	Other Assets	$404

	Liability Derivatives
	At September 30, 2013		At September 30, 2012
	Location	Fair Value	Location	Fair Value
Forward commitments for the sale of mortgage loans	Other Liabilities	$6	Other Liabilities	$243
The following table summarizes the location and amount of the gains and losses recognized within the Consolidated Statements of Income on derivative instruments not designated as hedging instruments.

	Location of Gain or (Loss) Recognized in Income	Amount of Gain or (Loss) Recognized in Income on Derivative
		Year Ended September 30,
		2013	2012	2011
Interest rate lock commitments	Other non-interest income	$(246)	$404	$—
Forward commitments for the sale of mortgage loans	Net gain (loss) on the sale of loans	237	(243)	—
Total		$(9)	$161	$—

18. PARENT COMPANY ONLY FINANCIAL STATEMENTS
The following condensed financial statements for TFS Financial Corporation (parent company only) reflect the investments in, and transactions with, its wholly-owned subsidiaries. Intercompany activity is eliminated in the consolidated financial statements.

	September 30,
	2013	2012
Statements of Condition
Assets:
Cash and due from banks	$2,099	$1,706
Mortgage backed securities—available for sale	—	390
Other loans:
Demand loan due from Third Federal Savings and Loan	170,068	164,515
Employee Stock Ownership Plan (ESOP) loan receivable	76,066	79,381
Accrued interest receivable	1,851	1,933
Investments in:
Third Federal Savings and Loan	1,589,298	1,526,125
Non-thrift subsidiaries	78,010	77,496
Prepaid federal and state taxes	1,898	1,267
Deferred income taxes	2,494	1,534
Other assets	4,957	4,945
Total assets	$1,926,741	$1,859,292
Liabilities and shareholders’ equity:
Line of credit due non-thrift subsidiary	$53,120	$51,172
Accrued expenses and other liabilities	2,144	1,270
Total liabilities	55,264	52,442
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 332,318,750 shares issued; 309,230,591 and 309,009,393 outstanding at September 30, 2013 and September 30, 2012, respectively	3,323	3,323
Paid-in capital	1,696,370	1,691,884
Treasury stock, at cost; 23,088,159 and 23,309,357 shares at September 30, 2013 and September 30, 2012, respectively	(278,215)	(280,937)
Unallocated ESOP shares	(70,418)	(74,751)
Retained earnings—substantially restricted	529,021	473,247
Accumulated other comprehensive loss	(8,604)	(5,916)
Total shareholders’ equity	1,871,477	1,806,850
Total liabilities and shareholders’ equity	$1,926,741	$1,859,292

	Years Ended September 30,
	2013	2012	2011
Statements of Comprehensive Income
Interest income:
Loans, including amortization of deferred costs	$—	$3	$5
Demand loan due from Third Federal Savings and Loan	203	164	203
ESOP loan	2,499	2,608	2,710
Mortgage backed securities—available for sale	—	6	11
Total interest income	2,702	2,781	2,929
Interest expense:
Borrowed funds from non-thrift subsidiaries	116	107	208
Total interest expense	116	107	208
Net interest income	2,586	2,674	2,721
Non-interest income:
Intercompany service charges	600	600	600
Total other income	600	600	600
Non-interest expenses:
Salaries and employee benefits	6,015	4,981	5,411
Professional services	904	980	972
Office property and equipment	13	13	13
Other operating expenses	40	20	68
Total non-interest expenses	6,972	5,994	6,464
Loss before income taxes	(3,786)	(2,720)	(3,143)
Income tax benefit	(1,715)	(1,951)	(304)
Loss before undistributed earnings of subsidiaries	(2,071)	(769)	(2,839)
Equity in undistributed earnings of subsidiaries:
Third Federal Savings and Loan	57,516	11,769	8,327
Non-thrift subsidiaries	514	479	3,852
Net income	55,959	11,479	9,340
Change in net unrealized (losses) gains on securities available for sale	(4,746)	2,520	—
Change in pension obligation	2,058	7,841	1,779
Total other comprehensive (loss) income	(2,688)	10,361	1,779
Total comprehensive income	$53,271	$21,840	$11,119

	Years Ended September 30,
	2013	2012	2011
Statements of Cash Flows
Cash flows from operating activities:
Net income	$55,959	$11,479	$9,340
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries:
Third Federal Savings and Loan	(57,516)	(11,769)	(8,327)
Non-thrift subsidiaries	(514)	(479)	(3,852)
Deferred income taxes	(960)	530	1,432
Stock-based compensation expense	3,010	2,787	3,372
Excess tax benefit deficiency related to stock-based compensation	—	—	(230)
Net increase in interest receivable and other assets	(561)	(712)	(364)
Net increase in accrued expenses and other liabilities	874	65	561
Other	6	(6)	46
Net cash provided by operating activities	298	1,895	1,978
Cash flows from investing activities:
Principal collected on loans, net of originations	—	42	4
Proceeds from principal repayments and maturities of securities available for sale	385	612	846
(Increase) decrease in balances lent to Third Federal Savings and Loan	(5,553)	(7,536)	143,422
Capital contributions to insured thrift institution subsidiaries	—	—	(150,000)
Net cash used in investing activities	(5,168)	(6,882)	(5,728)
Cash flows from financing activities:
Principal reduction of ESOP loan	3,315	3,210	3,109
Net increase in borrowings from non-thrift subsidiaries	1,948	2,420	1,506
Net cash provided by financing activities	5,263	5,630	4,615
Net increase in cash and cash equivalents	393	643	865
Cash and cash equivalents—beginning of year	1,706	1,063	198
Cash and cash equivalents—end of year	$2,099	$1,706	$1,063
19. EARNINGS PER SHARE
Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. For purposes of computing earnings per share amounts, outstanding shares include shares held by the public, shares held by the ESOP that have been allocated to participants or committed to be released for allocation to participants, the 227,119,132 shares held by Third Federal Savings, MHC, and, for purposes of computing dilutive earnings per share, stock options and restricted stock units with a dilutive impact. At September 30, 2013 and 2012, respectively, the ESOP held 7,041,770 and 7,475,110 shares that were neither allocated to participants nor committed to be released to participants.

The following is a summary of the Company’s earnings per share calculations.

	For the Year Ended September 30, 2013
	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$55,959
Less: income allocated to restricted stock units	286
Basic earnings per share:
Income available to common shareholders	55,673	301,832,758	$0.18
Diluted earnings per share:
Effect of dilutive potential common shares		914,008
Income available to common shareholders	$55,673	302,746,766	$0.18

	For the Year Ended September 30, 2012
	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$11,479
Less: income allocated to restricted stock units	60
Basic earnings per share:
Income available to common shareholders	11,419	301,226,639	$0.04
Diluted earnings per share:
Effect of dilutive potential common shares		543,699
Income available to common shareholders	$11,419	301,770,338	$0.04

	For the Year Ended September 30, 2011
	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$9,340
Less: income allocated to restricted stock units	50
Basic earnings per share:
Income available to common shareholders	9,290	300,358,096	$0.03
Diluted earnings per share:
Effect of dilutive potential common shares		611,748
Income available to common shareholders	$9,290	300,969,844	$0.03
The following is a summary of outstanding stock options and restricted stock units that are excluded from the computation of diluted earnings per share because their inclusion would be anti-dilutive.

	For the Year Ended September 30,
	2013	2012	2011
Options to purchase shares	5,297,050	6,199,591	5,005,925
Restricted stock units	20,000	30,000	—
20. RELATED PARTY TRANSACTIONS
The Company has made loans and extensions of credit, in the ordinary course of business, to certain Directors. These loans were under normal credit terms, including interest rate and collateralization, and do not represent more than the normal risk of collection. The aggregate amount of loans to such related parties at September 30, 2013 and 2012 was $205 and $213, respectively. None of these loans were past due, considered impaired or on nonaccrual at September 30, 2013.

21. RECENT ACCOUNTING PRONOUNCEMENTS
Pending as of September 30, 2013
In February 2013, the FASB issued Accounting Standards Update 2013-02, "Comprehensive Income (Topic 220), Reporting of Amounts Out of Accumulated Other Comprehensive Income" which supersedes ASU 2011-12, “Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” and the presentation requirements for reclassification out of accumulated other comprehensive income in ASU 2011-05 (described below). ASU 2013-02 requires entities to present separately significant amounts reclassified out of each component of OCI, either on the face of the statement where net income is presented or in the notes, if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other significant amounts, entities shall provide cross-references to the notes where additional details about the effect of the reclassifications are disclosed. The amendments are effective prospectively for reporting periods beginning after December 15, 2012, with early adoption permitted. The only impact of these amendments on the Company's consolidated financial statements will be a change in the presentation of OCI.

Adopted in fiscal year ended September 30, 2013
FASB ASU 2011-05, “Presentation of Comprehensive Income” eliminates the option to present OCI in the statement of shareholders' equity and provides an entity the option to present the total of comprehensive income, the components of net income, and the components of OCI either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of OCI along with a total for OCI, and a total amount for comprehensive income. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s). The amendments in this update were applied retrospectively for all periods presented and were effective for the Company for the interim and annual periods beginning October 1, 2012. The only impact of these amendments on the Company's consolidated financial statements was a change in the presentation of OCI. Beginning with the reporting period for the quarter ended December 31, 2012, the total of comprehensive income is presented in two separate but consecutive statements.
FASB ASU 2011-08, “Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment” was issued in September 2011 to reduce the cost and complexity of performing the first step of the two-step goodwill impairment test. This amendment permits an entity to first assess qualitative factors to determine whether the existence of events or circumstances leads to a more likely than not (more than 50% likelihood) outcome that the fair value of the reporting unit is less than its carrying amount. The performance of the two-step impairment test becomes unnecessary if, after assessing the totality of events and circumstances, the entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount. The amendment was effective for fiscal years beginning after December 15, 2011. The October 1, 2012 adoption of this guidance did not have a material impact on the Company's consolidated financial statements.
The Company has determined that all other recently issued accounting pronouncements will not have a material impact on the Company's consolidated financial statements or do not apply to its operations.

22. SELECTED QUARTERLY DATA (UNAUDITED)
The following tables are a summary of certain quarterly financial data for the fiscal years ended September 30, 2013 and 2012.

	Fiscal 2013 Quarter Ended
	December 31	March 31	June 30	September 30
	(In thousands, except per share data)
Interest income	$100,388	$96,835	$94,204	$92,545
Interest expense	31,972	28,905	28,076	26,466
Net interest income	68,416	67,930	66,128	66,079
Provision for loan losses	18,000	10,000	5,000	4,000
Net interest income after provision for loan losses	50,416	57,930	61,128	62,079
Non-interest income	8,247	6,106	8,824	5,291
Non-interest expense	42,534	45,229	46,266	43,631
Earnings before income tax	16,129	18,807	23,686	23,739
Income tax expense	4,976	6,017	7,439	7,970
Net earnings	$11,153	$12,790	$16,247	$15,769
Earnings per share—basic and diluted	$0.04	$0.04	$0.05	$0.05

	Fiscal 2012 Quarter Ended
	December 31	March 31	June 30	September 30
	(In thousands, except per share data)
Interest income	$105,535	$104,818	$104,225	$103,275
Interest expense	41,280	39,033	38,361	36,972
Net interest income	64,255	65,785	65,864	66,303
Provision for loan losses	15,000	27,000	31,000	29,000
Net interest income after provision for loan losses	49,255	38,785	34,864	37,303
Non-interest income	5,709	6,411	6,311	5,963
Non-interest expense	42,479	43,320	40,742	44,448
Earnings (loss) before income tax	12,485	1,876	433	(1,182)
Income tax expense (benefit)	4,026	854	(459)	(2,288)
Net earnings	$8,459	$1,022	$892	$1,106
Earnings per share—basic and diluted	$0.03	$—	$—	$—
Per share amounts for the full fiscal year, as reported in the Consolidated Statements of Income may differ from the totals of the four fiscal quarters as presented above, due to rounding.

FORM 10-K EXHIBIT INDEX

Exhibit Number	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previous Filed with SEC

2.1	TFS Financial Corporation Stock Issuance Plan, dated May 25, 2006	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 2 therein)

3.1	Amended and Restated Charter of TFS Financial Corporation, dated January 16, 2007	Amendment No. 2 to Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on February 9, 2006; Exhibit 3.2 therein)

3.2	Amended and Restated Bylaws of TFS Financial Corporation	Current Report on Form 8-K No. 001-33390 (filed with the SEC on April 28, 2008; Exhibit 3.2 therein)

4.1	Form of Common Stock Certificate of TFS Financial Corporation	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 4 therein)

10.1	Employee Stock Ownership Plan, dated January 1, 2006	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.1 therein)

10.2	Financial, Retirement & Estate Planning Program as amended and restated January 1, 2006	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.2 therein)

10.3	Resolution Regarding Executive Physical Program, dated May 16, 2002	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.3 therein)

10.4	Company Car Program, dated February 24, 1995	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.4 therein)

10.5	Executive Retirement Benefit Plan I, dated January 1, 2006	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.5 therein)

10.6	Benefit Equalization Plan, dated January 1, 2005	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.6 therein)

10.7	Split Dollar Agreement, dated January 29, 2002	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.7 therein)

10.8	Resolution Regarding Supplemental Split Dollar Life Insurance Plan, dated August 22, 2002	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.8 therein)

10.9	Amendment No. 1 to Employee Stock Ownership Plan, dated February 22, 2007	Quarterly Report on Form 10-Q No. 001-33390 (filed with the SEC on May 15, 2007; Exhibit 10.9 therein)

10.10	2008 Equity Incentive Plan	Current Report on Form 8-K No. 001-33390 (filed with the SEC on May 30, 2008; Exhibit 10.1 therein)

10.11	Management Incentive Compensation Plan	Current Report on Form 8-K No. 001-33390 (filed with the SEC on May 30, 2008; Exhibit 10.2 therein)

10.12	First Amendment to the Restricted Stock Unit Award Agreement (August 11, 2008 award), dated August 9, 2012	Current Report on Form 8-K No. 001-33390 (filed with the SEC on August 9, 2012; Exhibit 10.1 therein)

Exhibit Number	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previous Filed with SEC

10.13	First Amendment to the Restricted Stock Unit Award Agreement (May 12, 2009 award), dated August 9, 2012	Current Report on Form 8K No. 001-33390 (filed with the SEC on August 9, 2012; Exhibit 10.2 therein)

10.14	First Amendment to the Restricted Stock Unit Award Agreement (May 14, 2010 award), dated August 9, 2012	Current Report on Form 8K No. 001-33390 (filed with the SEC on August 9, 2012; Exhibit 10.3 therein)

14	Code of Ethics	Available on our website, www.thirdfederal.com

21.1	Subsidiaries of Registrant	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 21 therein)

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of chief executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

31.2	Certification of chief financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

32	Certification of chief executive officer and chief financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith

100	XBRL related documents
The following financial statements from TFS Financial Corporation’s Annual Report on Form 10-K for the year ended September 30, 2013 filed on November 27, 2013 formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements.

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
TFS Financial Corporation

Dated:	November 27, 2013	/S/ MARC A. STEFANSKI
Marc A. Stefanski Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:	November 27, 2013	/S/ MARC A. STEFANSKI
Marc A. Stefanski Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Dated:	November 27, 2013	/S/ DAVID S. HUFFMAN
David S. Huffman Chief Financial Officer and Secretary (Principal Financial Officer)

Dated:	November 27, 2013	/S/ PAUL J. HUML
Paul J. Huml Chief Accounting Officer (Principal Accounting Officer)

Dated:	November 27, 2013	/S/ ANTHONY J. ASHER
Anthony J. Asher, Director

Dated:	November 27, 2013	/S/ MARTIN J. COHEN
Martin J. Cohen, Director

Dated:	November 27, 2013	/S/ ROBERT A. FIALA
Robert A. Fiala, Director

Dated:	November 27, 2013	/S/ ROBERT B. HEISLER JR.
Robert B. Heisler Jr., Director

Dated:	November 27, 2013	/S/ BERNARD S. KOBAK
Bernard S. Kobak, Director

Dated:	November 27, 2013	/S/ WILLIAM C. MULLIGAN
William C. Mulligan, Director

Dated:	November 27, 2013	/S/ TERRENCE R. OZAN
Terrence R. Ozan, Director

Dated:	November 27, 2013	/S/ PAUL W. STEFANIK
Paul W. Stefanik, Director

Dated:	November 27, 2013	/S/ BEN S. STEFANSKI III
Ben S. Stefanski III, Director