Form 10-Q
period 2013-12-31
TFS Financial CORP
filed 2014-02-07
CIK 1381668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________
FORM 10-Q
________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2013
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
As of February 3, 2014 there were 307,148,024 shares of the Registrant’s common stock, par value $0.01 per share, outstanding, of which 227,119,132 shares, or 73.9% of the Registrant’s common stock, were held by Third Federal Savings and Loan Association of Cleveland, MHC, the Registrant’s mutual holding company.

TFS Financial Corporation

GLOSSARY OF TERMS
TFS Financial Corporation provides the following list of acronyms as a tool for the reader. The acronyms identified below are used in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and in the Notes to Consolidated Financial Statements.

AOCI: Accumulated Other Comprehensive Income	GAAP: Generally Accepted Accounting Principles
ARM: Adjustable Rate Mortgage	GVA: General Valuation Allowances
ASC: Accounting Standards Codification	HARP: Home Affordable Refinance Program
ASU: Accounting Standards Update	High LTV: High loan-to-value
AVM: Automated Valuation Model	HPI: Home Price Index
Association: Third Federal Savings and Loan	IRR: Interest Rate Risk
Association of Cleveland	IRS: Internal Revenue Service
BAAS: OCC Bank Accounting Advisory Series	IVA: Individual Valuation Allowance
CDs: Certificates of Deposit	LIP: Loans-in-Process
CFPB: Consumer Financial Protection Bureau	MGIC: Mortgage Guaranty Insurance Corporation
CLTV: Combined Loan-to-Value	MOU: Memorandum of Understanding
Company: TFS Financial Corporation and its	MVA: Market Valuation Allowances
subsidiaries	NOW: Negotiable Order of Withdrawal
DFA: Dodd-Frank Wall Street Reform and Consumer	OCC: Office of the Comptroller of the Currency
Protection Act of 2010	OCI: Other Comprehensive Income
DIF: Depository Insurance Fund	OTS: Office of Thrift Supervision
EaR: Earnings at Risk	PMI: Private Mortgage Insurance
ESOP: Third Federal Employee (Associate) Stock	PMIC: Private Mortgage Insurance Co.
Ownership Plan	QTL: Qualified Thrift Lender
EVE: Economic Value of Equity	REMICs: Real Estate Mortgage Investment Conduits
FASB: Financial Accounting Standards Board	REIT: Real Estate Investment Trust
FDIC: Federal Deposit Insurance Corporation	SEC: United States Securities and Exchange
FHFA: Federal Housing Finance Agency	Commission
FHLB: Federal Home Loan Bank	SVA: Specific Valuation Allowances
FNMA: Federal National Mortgage Association	TDR: Troubled Debt Restructuring
FRB-Cleveland: Federal Reserve Bank of Cleveland	Third Federal Savings, MHC: Third Federal Savings
FRS: Board of Governors of the Federal Reserve System	and Loan Association of Cleveland, MHC

Item 1. Financial Statements
TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION (unaudited)
(In thousands, except share data)

	December 31, 2013	September 30, 2013
ASSETS
Cash and due from banks	$30,843	$34,694
Other interest-earning cash equivalents	286,067	251,302
Cash and cash equivalents	316,910	285,996
Investment securities:
Available for sale (amortized cost $493,802 and $480,664, respectively)	487,519	477,376
Mortgage loans held for sale, at lower of cost or market ($3,369 measured at fair value, September 30, 2013)	1,497	4,179
Loans held for investment, net:
Mortgage loans	10,250,656	10,185,674
Other loans	3,980	4,100
Deferred loan fees, net	(11,454)	(13,171)
Allowance for loan losses	(85,282)	(92,537)
Loans, net	10,157,900	10,084,066
Mortgage loan servicing assets, net	13,391	14,074
Federal Home Loan Bank stock, at cost	36,899	35,620
Real estate owned	21,853	22,666
Premises, equipment, and software, net	58,198	58,517
Accrued interest receivable	31,331	31,489
Bank owned life insurance contracts	185,326	183,724
Other assets	70,623	71,639
TOTAL ASSETS	$11,381,447	$11,269,346
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$8,314,232	$8,464,499
Borrowed funds	986,022	745,117
Borrowers’ advances for insurance and taxes	68,882	71,388
Principal, interest, and related escrow owed on loans serviced	59,978	75,745
Accrued expenses and other liabilities	89,893	41,120
Total liabilities	9,519,007	9,397,869
Commitments and contingent liabilities
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 332,318,750 shares issued; 307,128,353 and 309,230,591 outstanding at December 31, 2013 and September 30, 2013, respectively	3,323	3,323
Paid-in capital	1,697,701	1,696,370
Treasury stock, at cost; 25,190,397 and 23,088,159 shares at December 31, 2013 and September 30, 2013, respectively	(303,596)	(278,215)
Unallocated ESOP shares	(69,334)	(70,418)
Retained earnings—substantially restricted	544,849	529,021
Accumulated other comprehensive loss	(10,503)	(8,604)
Total shareholders’ equity	1,862,440	1,871,477
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,381,447	$11,269,346
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(In thousands, except share and per share data)

	For the Three Months Ended
	December 31,
	2013	2012
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$90,401	$98,689
Investment securities available for sale	2,100	1,113
Other interest and dividend earning assets	518	586
Total interest and dividend income	93,019	100,388
INTEREST EXPENSE:
Deposits	23,262	31,135
Borrowed funds	1,962	837
Total interest expense	25,224	31,972
NET INTEREST INCOME	67,795	68,416
PROVISION FOR LOAN LOSSES	6,000	18,000
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	61,795	50,416
NON-INTEREST INCOME:
Fees and service charges, net of amortization	2,289	2,303
Net gain on the sale of loans	339	3,022
Increase in and death benefits from bank owned life insurance contracts	1,613	1,605
Other	837	1,317
Total non-interest income	5,078	8,247
NON-INTEREST EXPENSE:
Salaries and employee benefits	22,082	20,603
Marketing services	3,253	3,125
Office property, equipment and software	4,989	5,021
Federal insurance premium and assessments	2,547	3,714
State franchise tax	1,687	1,663
Real estate owned expense, net	1,945	1,165
Other operating expenses	6,356	7,243
Total non-interest expense	42,859	42,534
INCOME BEFORE INCOME TAXES	24,014	16,129
INCOME TAX EXPENSE	7,990	4,976
NET INCOME	$16,024	$11,153
Earnings per share—basic and diluted	$0.05	$0.04
Weighted average shares outstanding
Basic	300,634,212	301,576,327
Diluted	301,868,676	302,244,741

See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(In thousands)

	For the Three Months Ended
	December 31,
	2013	2012
Net income	$16,024	$11,153
Other comprehensive (loss) income, net of tax
Change in net unrealized losses on securities available for sale	(1,947)	(710)
Change in pension obligation	48	90
Total other comprehensive loss	(1,899)	(620)
Total comprehensive income	$14,125	$10,533
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)
Three Months Ended December 31, 2013 and 2012
(In thousands)

	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance at September 30, 2012	$3,323	$1,691,884	$(280,937)	$(74,751)	$473,247	$(5,916)	$1,806,850
Net income	—	—	—	—	11,153	—	11,153
Other comprehensive loss, net of tax	—	—	—	—	—	(620)	(620)
ESOP shares allocated or committed to be released	—	(137)	—	1,083	—	—	946
Compensation costs for stock-based plans	—	1,715	—	—	—	—	1,715
Treasury stock allocated to restricted stock plan	—	(222)	315	—	(93)	—	—
Balance at December 31, 2012	$3,323	$1,693,240	$(280,622)	$(73,668)	$484,307	$(6,536)	$1,820,044

Balance at September 30, 2013	$3,323	$1,696,370	$(278,215)	$(70,418)	$529,021	$(8,604)	$1,871,477
Net income	—	—	—	—	16,024	—	16,024
Other comprehensive loss, net of tax	—	—	—	—	—	(1,899)	(1,899)
ESOP shares allocated or committed to be released	—	212	—	1,084	—	—	1,296
Compensation costs for stock-based plans	—	1,797	—	—	—	—	1,797
Excess tax effect from stock-based compensation	—	49	—	—	—	—	49
Purchase of treasury stock (2,156,250 shares)			(26,058)				(26,058)
Treasury stock allocated to restricted stock plan	—	(727)	677	—	(196)	—	(246)
Balance at December 31, 2013	$3,323	$1,697,701	$(303,596)	$(69,334)	$544,849	$(10,503)	$1,862,440
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In thousands)

	For the Three Months Ended
	December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,024	$11,153
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	2,847	2,661
Excess tax effect related to stock-based compensation	49	—
Depreciation and amortization	3,129	6,221
Provision for loan losses	6,000	18,000
Net gain on the sale of loans	(339)	(3,022)
Other net losses (gains)	679	(415)
Principal repayments on and proceeds from sales of loans held for sale	10,022	22,197
Loans originated for sale	(7,143)	(15,757)
Increase in bank owned life insurance contracts	(1,619)	(1,613)
Net decrease in interest receivable and other assets	1,951	7,998
Net increase in accrued expenses and other liabilities	48,853	44,751
Other	139	33
Net cash provided by operating activities	80,592	92,207
CASH FLOWS FROM INVESTING ACTIVITIES:
Loans originated	(535,266)	(511,600)
Principal repayments on loans	437,672	606,535
Proceeds from principal repayments and maturities of:
Securities available for sale	30,015	57,918
Proceeds from sale of:
Loans	11,079	61,231
Real estate owned	6,993	6,519
Purchases of:
FHLB stock	(1,279)	—
Securities available for sale	(44,147)	(90,305)
Premises and equipment	(1,070)	(1,158)
Other	18	5
Net cash (used in) provided by investing activities	(95,985)	129,145
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(150,267)	(176,924)
Net decrease in borrowers’ advances for insurance and taxes	(2,506)	(442)
Net (decrease) increase in principal and interest owed on loans serviced	(15,767)	1,497
Net increase (decrease) in short term borrowed funds	124,225	(84,926)
Proceeds from long term borrowed funds	130,000	70,000
Repayment of long term borrowed funds	(13,320)	(5,265)
Purchase of treasury shares	(26,058)	—
Net cash provided by (used in) financing activities	46,307	(196,060)
NET INCREASE IN CASH AND CASH EQUIVALENTS	30,914	25,292
CASH AND CASH EQUIVALENTS—Beginning of period	285,996	308,262
CASH AND CASH EQUIVALENTS—End of period	$316,910	$333,554
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest on deposits	$23,470	$31,673
Cash paid for interest on borrowed funds	1,737	763
Cash paid for income taxes	508	6,600
SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to real estate owned	6,503	4,992
Transfer of loans from held for investment to held for sale	11,095	264,908
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands unless otherwise indicated)

1.	BASIS OF PRESENTATION
TFS Financial Corporation, a federally chartered stock holding company, conducts its principal activities through its wholly owned subsidiaries. The principal line of business of the Company is retail consumer banking, including mortgage lending, deposit gathering, and, to a much lesser extent other financial services. On December 31, 2013, approximately 74% of the Company’s outstanding shares were owned by a federally chartered mutual holding company, Third Federal Savings and Loan Association of Cleveland, MHC. The thrift subsidiary of TFS Financial Corporation is Third Federal Savings and Loan Association of Cleveland.
The accounting and reporting policies followed by the Company conform in all material respects to accounting principles generally accepted in the United States of America and to general practices in the financial services industry. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The allowance for loan losses, the valuation of mortgage loan servicing rights, the valuation of deferred tax assets, and the determination of pension obligations and stock-based compensation are particularly subject to change.
The unaudited interim consolidated financial statements were prepared without an audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial condition of the Company at December 31, 2013, and its results of operations and cash flows for the periods presented. In accordance with Regulation S-X for interim financial information, these statements do not include certain information and footnote disclosures required for complete audited financial statements. The Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013 contains consolidated financial statements and related notes, which should be read in conjunction with the accompanying interim consolidated financial statements. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2014 or for any other period.

2.	EARNINGS PER SHARE
Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. For purposes of computing earnings per share amounts, outstanding shares include shares held by the public, shares held by the ESOP that have been allocated to participants or committed to be released for allocation to participants, the 227,119,132 shares held by Third Federal Savings, MHC, and, for purposes of computing dilutive earnings per share, stock options and restricted stock units with a dilutive impact. At December 31, 2013 and 2012, respectively, the ESOP held 6,933,435 and 7,366,775 shares that were neither allocated to participants nor committed to be released to participants.

The following is a summary of the Company's earnings per share calculations.

	For the Three Months Ended December 31,
	2013			2012
	Income	Shares	Per share amount	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$16,024			$11,153
Less: income allocated to restricted stock units	77			58
Basic earnings per share:
Income available to common shareholders	$15,947	300,634,212	$0.05	$11,095	301,576,327	$0.04
Diluted earnings per share:
Effect of dilutive potential common shares		1,234,464			668,414
Income available to common shareholders	$15,947	301,868,676	$0.05	$11,095	302,244,741	$0.04
The following is a summary of outstanding stock options and restricted stock units that are excluded from the computation of diluted earnings per share because their inclusion would be anti-dilutive.

	For the Three Months Ended December 31,
	2013	2012
Options to purchase shares	3,486,500	6,654,525
Restricted stock units	—	226,500

3.	INVESTMENT SECURITIES
Investments available for sale are summarized as follows:

	December 31, 2013
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. government and agency obligations	$2,000	$33	$—	$2,033
Freddie Mac certificates	611	28	—	639
Ginnie Mae certificates	11,024	340	—	11,364
REMICs	464,061	1,432	(8,607)	456,886
FNMA certificates	11,293	767	(276)	11,784
Money market accounts	4,813	—	—	4,813
Total	$493,802	$2,600	$(8,883)	$487,519

	September 30, 2013
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. government and agency obligations	$2,000	$37	$—	$2,037
Freddie Mac certificates	894	56	—	950
Ginnie Mae certificates	11,919	423	—	12,342
REMICs	448,881	1,506	(5,810)	444,577
FNMA certificates	11,495	805	(305)	11,995
Money market accounts	5,475	—	—	5,475
Total	$480,664	$2,827	$(6,115)	$477,376

Gross unrealized losses on securities and the estimated fair value of the related securities, aggregated by investment category and length of time the individual securities have been in a continuous loss position, at December 31, 2013 and September 30, 2013, were as follows:

	December 31, 2013
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$257,074	$6,593	$68,459	$2,014	$325,533	$8,607
FNMA certificates	4,805	276	—	—	4,805	276
Total	$261,879	$6,869	$68,459	$2,014	$330,338	$8,883

	September 30, 2013
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$237,774	$4,984	$45,768	$826	$283,542	$5,810
FNMA certificates	4,806	305	—	—	4,806	305
Total	$242,580	$5,289	$45,768	$826	$288,348	$6,115

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
At December 31, 2013, the amortized cost and fair value of U.S. government and agency obligations available for sale due in more than one year but less than five years are $2,000 and $2,033, respectively as compared to $2,000 and $2,037 at September 30, 2013.

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES
Loans held for investment consist of the following:

	December 31, 2013	September 30, 2013
Real estate loans:
Residential non-Home Today	$8,239,255	$8,118,511
Residential Home Today	171,410	178,353
Home equity loans and lines of credit	1,807,002	1,858,398
Construction	75,314	72,430
Real estate loans	10,292,981	10,227,692
Consumer and other loans	3,980	4,100
Less:
Deferred loan fees—net	(11,454)	(13,171)
LIP	(42,325)	(42,018)
Allowance for loan losses	(85,282)	(92,537)
Loans held for investment, net	$10,157,900	$10,084,066
At December 31, 2013 and September 30, 2013, respectively, $1,497 and $4,179 of long-term loans were classified as mortgage loans held for sale.
A large concentration of the Company’s lending is in Ohio and Florida. As of December 31, 2013 and September 30, 2013, the percentages of residential real estate loans held in Ohio were 73% and 74%, and the percentages held in Florida were 17% and 18%, respectively. As of both December 31, 2013 and September 30, 2013, home equity loans and lines of credit were concentrated in the states of Ohio (39%), Florida (29%) and California (12%), respectively. The economic conditions and market for real estate in those states, including to a greater extent Florida, have impacted the ability of borrowers in those areas to repay their loans.
Home Today is an affordable housing program targeted to benefit low- and moderate-income home buyers. Through this program the Association provided the majority of loans to borrowers who would not otherwise qualify for the Association’s loan products, generally because of low credit scores. Although the credit profiles of borrowers in the Home Today program might be described as sub-prime, Home Today loans generally contain the same features as loans offered to our non-Home Today borrowers. Borrowers in the Home Today program must complete financial management education and counseling and must be referred to the Association by a sponsoring organization with which the Association has partnered as part of the program. Borrowers must also meet a minimum credit score threshold. Because the Association applied less stringent underwriting and credit standards to the majority of Home Today loans, loans originated under the program have greater credit risk than its traditional residential real estate mortgage loans. While effective March 27, 2009, the Home Today underwriting guidelines were changed to be substantially the same as the Association’s traditional first mortgage product, the majority of loans in this program were originated prior to that date. As of December 31, 2013 and September 30, 2013, the principal balance of Home Today loans originated prior to March 27, 2009 was $168,025 and $174,974, respectively. The Association does not offer, and has not offered, loan products frequently considered to be designed to target sub-prime borrowers containing features such as higher fees or higher rates, negative amortization, a loan-to-value ratio greater than 100%, or pay option adjustable-rate mortgages.

The recorded investment of loan receivables in non-accrual status is summarized in the following table. Balances are net of deferred fees.

	December 31, 2013	September 30, 2013
Real estate loans:
Residential non-Home Today	$85,309	$91,048
Residential Home Today	33,062	34,813
Home equity loans and lines of credit	29,539	29,943
Construction	—	41
Total real estate loans	147,910	155,845
Consumer and other loans	—	—
Total non-accrual loans	$147,910	$155,845
Loans are placed in non-accrual status when they are contractually 90 days or more past due. Loans modified in troubled debt restructurings that were in non-accrual status prior to the restructurings remain in non-accrual status for a minimum of six months after restructuring. Additionally, home equity loans and lines of credit where the customer has a severely delinquent first mortgage and loans in Chapter 7 bankruptcy status where all borrowers have been discharged of their obligation are placed in non-accrual status. At December 31, 2013 and September 30, 2013, respectively, the recorded investment in non-accrual loans includes $55,955 and $54,311 in troubled debt restructurings which are current according to the terms of their agreement, of which $33,720 and $34,001 are performing loans in Chapter 7 bankruptcy status primarily where all borrowers have been discharged of their obligations. Additionally, at December 31, 2013 and September 30, 2013, the recorded investment in non-accrual status loans includes $3,783 and $5,277, respectively, of performing second lien loans subordinate to first mortgages delinquent greater than 90 days.
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
An age analysis of the recorded investment in loan receivables that are past due at December 31, 2013 and September 30, 2013 is summarized in the following tables. When a loan is more than one month past due on its scheduled payments, the loan is considered 30 days or more past due. Balances are net of deferred fees and any applicable loans-in-process.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
December 31, 2013
Real estate loans:
Residential non-Home Today	$10,791	$7,894	$48,170	$66,855	$8,157,318	$8,224,173
Residential Home Today	9,679	5,447	17,479	32,605	136,160	168,765
Home equity loans and lines of credit	7,452	2,989	12,490	22,931	1,790,854	1,813,785
Construction	—	—	—	—	32,479	32,479
Total real estate loans	27,922	16,330	78,139	122,391	10,116,811	10,239,202
Consumer and other loans	—	—	—	—	3,980	3,980
Total	$27,922	$16,330	$78,139	$122,391	$10,120,791	$10,243,182

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
September 30, 2013
Real estate loans:
Residential non-Home Today	$15,398	$4,874	$56,484	$76,756	$8,024,657	$8,101,413
Residential Home Today	8,597	5,989	18,341	32,927	142,666	175,593
Home equity loans and lines of credit	7,495	4,776	12,042	24,313	1,841,111	1,865,424
Construction	—	—	41	41	30,032	30,073
Total real estate loans	31,490	15,639	86,908	134,037	10,038,466	10,172,503
Consumer and other loans	—	—	—	—	4,100	4,100
Total	$31,490	$15,639	$86,908	$134,037	$10,042,566	$10,176,603

During the quarter ended December 31, 2013, $5,321 of residential loans were deemed uncollectible and fully charged-off as a result of implementing a new practice of charging off the remaining balance on loans that had remained delinquent and stalled in the foreclosure process for greater than 1,500 days. These loans previously were recorded at estimated net realizable value, with the potential for additional loss recognized within the allowance for loan losses. Any future foreclosure proceeds on these loans would result in recoveries of prior charge-offs. Activity in the allowance for loan losses is summarized as follows:

	For the Three Months Ended December 31, 2013
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential non-Home Today	$35,427	$5,081	$(7,476)	$430	$33,462
Residential Home Today	24,112	(807)	(2,933)	107	20,479
Home equity loans and lines of credit	32,818	1,757	(4,677)	1,329	31,227
Construction	180	(31)	(41)	6	114
Total real estate loans	92,537	6,000	(15,127)	1,872	85,282
Consumer and other loans	—	—	—	—	—
Total	$92,537	$6,000	$(15,127)	$1,872	$85,282

	For the Three Months Ended December 31, 2012
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential non-Home Today	$31,618	$5,777	$(4,635)	$331	$33,091
Residential Home Today	22,588	5,238	(3,534)	91	24,383
Home equity loans and lines of credit	45,508	7,259	(6,308)	787	47,246
Construction	750	(274)	(5)	10	481
Total real estate loans	100,464	18,000	(14,482)	1,219	105,201
Consumer and other loans	—	—	—	—	—
Total	$100,464	$18,000	$(14,482)	$1,219	$105,201

The recorded investment in loan receivables at December 31, 2013 and September 30, 2013 is summarized in the following table. The table provides details of the recorded balances according to the method of evaluation used for determining the allowance for loan losses, distinguishing between determinations made by evaluating individual loans and determinations made by evaluating groups of loans not individually evaluated. Balances of recorded investments are net of deferred fees and any applicable loans-in-process.

	December 31, 2013			September 30, 2013
	Individually	Collectively	Total	Individually	Collectively	Total
Real estate loans:
Residential non-Home Today	$141,944	$8,082,229	$8,224,173	$149,102	$7,952,311	$8,101,413
Residential Home Today	75,117	93,648	168,765	79,065	96,528	175,593
Home equity loans and lines of credit	35,470	1,778,315	1,813,785	34,387	1,831,037	1,865,424
Construction	528	31,951	32,479	487	29,586	30,073
Total real estate loans	253,059	9,986,143	10,239,202	263,041	9,909,462	10,172,503
Consumer and other loans	—	3,980	3,980	—	4,100	4,100
Total	$253,059	$9,990,123	$10,243,182	$263,041	$9,913,562	$10,176,603
An analysis of the allowance for loan losses at December 31, 2013 and September 30, 2013 is summarized in the following table. The analysis provides details of the allowance for loan losses according to the method of evaluation, distinguishing between allowances for loan losses determined by evaluating individual loans and allowances for loan losses determined by evaluating groups of loans not individually evaluated.

	December 31, 2013			September 30, 2013
	Individually	Collectively	Total	Individually	Collectively	Total
Real estate loans:
Residential non-Home Today	$8,458	$25,004	$33,462	$7,138	$28,289	$35,427
Residential Home Today	6,285	14,194	20,479	7,677	16,435	24,112
Home equity loans and lines of credit	572	30,655	31,227	1,018	31,800	32,818
Construction	—	114	114	5	175	180
Total real estate loans	15,315	69,967	85,282	15,838	76,699	92,537
Consumer and other loans	—	—	—	—	—	—
Total	$15,315	$69,967	$85,282	$15,838	$76,699	$92,537
At December 31, 2013 and September 30, 2013, individually evaluated loans that required an allowance were comprised only of loans evaluated for impairment based on the present value of cash flows, such as performing troubled debt restructurings, and loans with a further deterioration in the fair value of collateral not yet identified as uncollectible. All other individually evaluated loans received a charge-off if applicable.
Because many variables are considered in determining the appropriate level of general valuation allowances, directional changes in individual considerations do not always align with the directional change in the balance of a particular component of the general valuation allowance. At December 31, 2013 and September 30, 2013, respectively, allowances on individually reviewed loans evaluated for impairment based on the present value of cash flows, such as performing troubled debt restructurings were $15,113 and $15,749; and allowances on loans with further deteriorations in the fair value of collateral not yet identified as uncollectible were $202 and $89.
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
As described earlier in this footnote, Home Today loans have greater credit risk than traditional residential real estate mortgage loans. At December 31, 2013 and September 30, 2013, respectively, approximately 49% and 50% of Home Today loans include private mortgage insurance coverage. The majority of the coverage on these loans was provided by PMI

Mortgage Insurance Co., which the Arizona Department of Insurance seized in 2011 and indicated that all claims payments would be reduced by 50%. In March 2013, PMIC notified the Association that all payments would be paid at 55% of the claim with the remainder deferred. Appropriate adjustments have been made to the Association’s affected valuation allowances and charge-offs, and estimated loss severity factors were adjusted accordingly for loans evaluated collectively. The amount of loans in our owned portfolio covered by mortgage insurance provided by PMIC as of December 31, 2013 and September 30, 2013, respectively, was $225,145 and $236,713 of which $204,365 and $214,920 was current. The amount of loans in our owned portfolio covered by mortgage insurance provided by Mortgage Guaranty Insurance Corporation as of December 31, 2013 and September 30, 2013, respectively, was $87,785 and $91,478 of which $86,533 and $90,099 was current. As of December 31, 2013, MGIC's long-term debt rating, as published by the major credit rating agencies, did not meet the requirements to qualify as "high credit quality"; however, MGIC continues to make claims payments in accordance with its contractual obligations and the Association has not increased its estimated loss severity factors related to MGIC's claim paying ability. No other loans were covered by mortgage insurers that were deferring claim payments or which were assessed as being non-investment grade.
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
Construction loans generally have greater credit risk than traditional residential real estate mortgage loans. The repayment of these loans depends upon the availability of permanent financing upon completion of all improvements. In the event the Association makes a loan on property that is not yet approved for the planned development, there is the risk that approvals will not be granted or will be delayed. These events may adversely affect the borrower and the collateral value of the property. Construction loans also expose the Association to the risk that improvements will not be completed on time in accordance with specifications and projected costs.
Consumer loans are comprised of loans secured by certificate of deposit accounts, which are fully recoverable in the event of non-payment.

The recorded investment and the unpaid principal balance of impaired loans, including those reported as troubled debt restructurings, as of December 31, 2013 and September 30, 2013 are summarized as follows. Balances of recorded investments are net of deferred fees.

	December 31, 2013			September 30, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Residential non-Home Today	$80,381	$112,800	$—	$86,040	$114,799	$—
Residential Home Today	31,715	66,046	—	33,163	66,366	—
Home equity loans and lines of credit	28,579	61,843	—	27,494	58,267	—
Construction	528	547	—	422	544	—
Consumer and other loans	—	—	—	—	—	—
Total	$141,203	$241,236	$—	$147,119	$239,976	$—
With an allowance recorded:
Residential non-Home Today	$61,563	$62,842	$8,458	$63,062	$64,468	$7,138
Residential Home Today	43,402	44,088	6,285	45,902	46,698	7,677
Home equity loans and lines of credit	6,891	6,935	572	6,893	6,996	1,018
Construction	—	—	—	65	65	5
Consumer and other loans	—	—	—	—	—	—
Total	$111,856	$113,865	$15,315	$115,922	$118,227	$15,838
Total impaired loans:
Residential non-Home Today	$141,944	$175,642	$8,458	$149,102	$179,267	$7,138
Residential Home Today	75,117	110,134	6,285	79,065	113,064	7,677
Home equity loans and lines of credit	35,470	68,778	572	34,387	65,263	1,018
Construction	528	547	—	487	609	5
Consumer and other loans	—	—	—	—	—	—
Total	$253,059	$355,101	$15,315	$263,041	$358,203	$15,838
At December 31, 2013 and September 30, 2013, respectively, the recorded investment in impaired loans includes $194,958 and $201,692 of loans modified in troubled debt restructurings of which $27,871 and $30,550 were 90 days or more past due.
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

Collateral dependent residential mortgage loans and construction loans are charged off to the extent the recorded investment in a loan, net of anticipated mortgage insurance claims, exceeds the fair value less costs to dispose of the underlying property. Management can determine the loan is uncollectible for reasons such as foreclosures exceeding a reasonable time frame and recommend a full charge-off. Home equity loans or lines of credit are charged off to the extent the recorded investment in the loan plus the balance of any senior liens exceeds the fair value less costs to dispose of the underlying property or management determines the collateral is not sufficient to satisfy the loan. A loan in any portfolio that is identified as collateral dependent will continue to be reported as impaired until it is no longer considered collateral dependent, is less than 30 days past due and does not have a prior charge-off. A loan in any portfolio that has a partial charge-off consequent to impairment evaluation will continue to be individually evaluated for impairment until, at a minimum, the impairment has been recovered.

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
____________________________

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
Loans modified in troubled debt restructurings that are not evaluated based on collateral are separately evaluated for impairment on a loan by loan basis at the time of restructuring and at each subsequent reporting date for as long as they are reported as troubled debt restructurings. The impairment evaluation is based on the present value of expected future cash flows discounted at the effective interest rate of the original loan. Expected future cash flows include a discount factor representing a potential for default. Valuation allowances are recorded for the excess of the recorded investments over the result of the cash flow analysis. Loans discharged in Chapter 7 bankruptcy are reported as troubled debt restructurings and also evaluated based on the present value of expected future cash flows unless evaluated based on collateral. We evaluate these loans using the expected future cash flows because we expect the borrower, not liquidation of the collateral, to be the source of repayment for the loan. Consumer loans are not considered for restructuring. A loan modified in a troubled debt restructuring is classified as an impaired loan for a minimum of one year. After one year, a loan is no longer included in the balance of impaired loans if the loan was modified to yield a market rate for loans of similar credit risk at the time of restructuring and the loan is not impaired based on the terms of the restructuring agreement. No troubled debt restructurings were reclassified from impaired loans during the quarters ended December 31, 2013 or December 31, 2012.

The average recorded investment in impaired loans and the amount of interest income recognized during the period that the loans were impaired are summarized below.

	For the Three Months Ended December 31,
	2013		2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential non-Home Today	$83,211	$281	$94,944	$399
Residential Home Today	32,439	87	36,456	68
Home equity loans and lines of credit	28,037	92	27,003	182
Construction	475	5	875	4
Consumer and other loans	—	—	—	—
Total	$144,162	$465	$159,278	$653
With an allowance recorded:
Residential non-Home Today	$62,313	$743	$68,151	$842
Residential Home Today	44,652	553	57,037	642
Home equity loans and lines of credit	6,892	60	10,653	74
Construction	33	—	406	4
Consumer and other loans	—	—	—	—
Total	$113,890	$1,356	$136,247	$1,562
Total impaired loans:
Residential non-Home Today	$145,524	$1,024	$163,095	$1,241
Residential Home Today	77,091	640	93,493	710
Home equity loans and lines of credit	34,929	152	37,656	256
Construction	508	5	1,281	8
Consumer and other loans	—	—	—	—
Total	$258,052	$1,821	$295,525	$2,215
The amounts of interest income on impaired loans recognized using a cash-basis method were $344 for the quarter ended December 31, 2013, and $599 for the quarter ended December 31, 2012.

The recorded investment in troubled debt restructurings as of December 31, 2013 and September 30, 2013 is shown in the tables below.

December 31, 2013	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Modifications	Bankruptcy	Total
Residential non-Home Today	$17,424	$1,749	$11,796	$20,235	$20,632	$35,944	$107,780
Residential Home Today	14,042	128	8,246	17,944	21,132	5,238	66,730
Home equity loans and lines of credit	80	777	664	366	611	17,735	20,233
Construction	—	215	—	—	—	—	215
Total	$31,546	$2,869	$20,706	$38,545	$42,375	$58,917	$194,958

September 30, 2013	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Modifications	Bankruptcy	Total
Residential non-Home Today	$17,861	$1,670	$12,773	$21,227	$17,733	$39,530	$110,794
Residential Home Today	14,855	131	9,107	18,331	20,998	6,547	69,969
Home equity loans and lines of credit	82	596	675	225	561	18,512	20,651
Construction	—	278	—	—	—	—	278
Total	$32,798	$2,675	$22,555	$39,783	$39,292	$64,589	$201,692
For all loans modified during the quarters ended December 31, 2013 and December 31, 2012 (set forth in the table below), the pre-modification outstanding recorded investment was not materially different from the post-modification outstanding recorded investment.

The following tables set forth the recorded investment in troubled debt restructured loans modified during the periods presented, according to the types of concessions granted.

	For the Three Months Ended December 31, 2013
	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Modifications	Bankruptcy	Total
Residential non-Home Today	$1,078	$—	$225	$1,437	$1,066	$2,379	$6,185
Residential Home Today	90	—	—	227	1,024	219	1,560
Home equity loans and lines of credit	—	289	—	196	10	914	1,409
Total	$1,168	$289	$225	$1,860	$2,100	$3,512	$9,154

	For the Three Months Ended December 31, 2012
	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Modifications	Bankruptcy	Total
Residential non-Home Today	$1,594	$—	$—	$1,291	$1,414	$3,414	$7,713
Residential Home Today	152	—	—	351	3,326	774	4,603
Home equity loans and lines of credit	14	100	—	—	—	1,116	1,230
Total	$1,760	$100	$—	$1,642	$4,740	$5,304	$13,546
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

	For the Three Months Ended December 31,
	2013		2012
Troubled Debt Restructurings That Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)		(Dollars in thousands)
Residential non-Home Today	41	$4,262	72	$8,595
Residential Home Today	33	1,342	32	1,526
Home equity loans and lines of credit	32	1,210	35	1,739
Construction	—	—	2	98
Total	106	$6,814	141	$11,958

The following tables provide information about the credit quality of residential loan receivables by an internally assigned grade. Balances are net of deferred fees and any applicable LIP.

	Pass	Special Mention	Substandard	Loss	Total
December 31, 2013
Real Estate Loans:
Residential non-Home Today	$8,133,144	$—	$91,029	$—	$8,224,173
Residential Home Today	133,805	—	34,960	—	168,765
Home equity loans and lines of credit	1,772,369	7,533	33,883	—	1,813,785
Construction	31,951	—	528	—	32,479
Total	$10,071,269	$7,533	$160,400	$—	$10,239,202

	Pass	Special Mention	Substandard	Loss	Total
September 30, 2013
Real Estate Loans:
Residential non-Home Today	$8,004,890	$—	$96,523	$—	$8,101,413
Residential Home Today	139,481	—	36,112	—	175,593
Home equity loans and lines of credit	1,822,371	9,223	33,830	—	1,865,424
Construction	29,651	—	422	—	30,073
Total	$9,996,393	$9,223	$166,887	$—	$10,172,503
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
At December 31, 2013 and September 30, 2013, respectively, the recorded investment of impaired loans includes $107,277 and $113,520 of troubled debt restructurings that are individually evaluated for impairment, but have adequately performed under the terms of the restructuring and are classified as Pass loans. At December 31, 2013 and September 30, 2013, respectively, there were $14,648 and $17,396 of loans classified substandard and $7,503 and $9,193 of loans designated special mention that are not included in the recorded investment of impaired loans; rather, they are included in loans collectively evaluated for impairment.
Consumer loans are internally assigned a grade of nonperforming when they become 90 days or more past due. At December 31, 2013 and September 30, 2013, no consumer loans were graded as nonperforming.

5.	DEPOSITS
Deposit account balances are summarized as follows:

	December 31, 2013	September 30, 2013
Negotiable order of withdrawal accounts	$1,045,107	$1,027,316
Savings accounts	1,817,289	1,808,953
Certificates of deposit	5,451,663	5,627,849
	8,314,059	8,464,118
Accrued interest	173	381
Total deposits	$8,314,232	$8,464,499
Brokered certificates of deposit, which are used as a cost effective funding alternative, totaled $55,000 and $13,000 at December 31, 2013 and September 30, 2013, respectively. The FDIC places restrictions on banks with regard to issuing brokered deposits based on the bank's capital classification. A well-capitalized institution may accept brokered deposits without FDIC restrictions. An adequately capitalized institution must obtain a waiver from the FDIC in order to accept brokered deposits, while an undercapitalized institution is prohibited by the FDIC from accepting brokered deposits.

6.    OTHER COMPREHENSIVE INCOME (LOSS)

The change in accumulated other comprehensive loss by component is as follows:

	For the Three Months Ended			For the Three Months Ended
	December 31, 2013			December 31, 2012
	Unrealized losses on securities available for sale	Defined Benefit Plan	Total	Unrealized gains (losses) on securities available for sale	Defined Benefit Plan	Total
Balance at beginning of period	$(2,137)	$(6,467)	$(8,604)	$2,609	$(8,525)	$(5,916)
Other comprehensive loss before reclassifications, net of tax of $1,048 and $382	(1,947)	—	(1,947)	(710)	—	(710)
Amounts reclassified from accumulated other comprehensive (loss) income, net of tax of $26 and $49	—	48	48	—	90	90
Other comprehensive (loss) income	(1,947)	48	(1,899)	(710)	90	(620)
Balance at end of period	$(4,084)	$(6,419)	$(10,503)	$1,899	$(8,435)	$(6,536)

The following table presents the reclassification adjustment out of accumulated other comprehensive loss included in net income and the corresponding line item on the consolidated statements of income for the periods indicated:

	Amounts Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income	For the Three Months Ended December 31,		Line Item in the Statement
Components	2013	2012	of Income
Amortization of pension plan:
Actuarial loss	$74	$139	(a)
Income tax benefit	(26)	(49)	Income tax expense
Net of income tax benefit	$48	$90
(a) These items are included in the computation of net period pension cost. See Note 8. Defined Benefit Plan for additional disclosure.

7.	INCOME TAXES
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and city jurisdictions. Federal income tax returns and the Association's Ohio Franchise Tax returns have been audited and settled for tax years through 2010 and 2011, respectively. With few exceptions, the Company is no longer subject to federal or state tax examinations for tax years prior to 2011.
The Company recognizes interest and penalties on income tax assessments or income tax refunds, where applicable, in the financial statements as a component of its provision for income taxes.

8.	DEFINED BENEFIT PLAN
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
The components, including an estimated settlement adjustment due to expected lump sum payments exceeding the sum of interest and service costs for the year, of net periodic income recognized in the statements of income are as follows:

	Three Months Ended
	December 31,
	2013	2012
Interest cost	801	734
Expected return on plan assets	(1,055)	(1,029)
Amortization of net loss	74	139
Estimated net loss due to settlement	180	—
Net periodic income	$—	$(156)
There were no minimum employer contributions paid during the three months ended December 31, 2013. No minimum employer contributions are expected during the remainder of the fiscal year.

9.	EQUITY INCENTIVE PLAN
In December 2013, 419,300 options to purchase our common stock and 98,900 restricted stock units were granted to certain directors, officers and employees of the Company. The awards were made pursuant to the shareholder-approved 2008 Equity Incentive Plan.

During the three months ended December 31, 2013 and 2012, the Company recorded $1,797 and $1,715, respectively, of stock-based compensation expense, comprised of stock option expense of $771 and $847, respectively, and restricted stock units expense of $1,026 and $868, respectively.
At December 31, 2013, 6,927,700 shares were subject to options, with a weighted average exercise price of $11.14 per share and a weighted average grant date fair value of $2.95 per share. Expected future expense related to the 3,037,050 non-vested options outstanding as of December 31, 2013 is $4,957 over a weighted average of 1.7 years. At December 31, 2013, 1,139,238 restricted stock units, with a weighted average grant date fair value of $10.57 per unit, are unvested. Expected future compensation expense relating to the 1,475,297 restricted stock units outstanding as of December 31, 2013 is $5,816 over a weighted average period of 1.9 years. Each unit is equivalent to one share of common stock.

10.	COMMITMENTS AND CONTINGENT LIABILITIES
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
At December 31, 2013, the Company had commitments to originate loans as follows:

Fixed-rate mortgage loans	$321,223
Adjustable-rate mortgage loans	207,992
Equity and bridge loans	10,231
Total	$539,446
At December 31, 2013, the Company had unfunded commitments outstanding as follows:

Home equity lines of credit (excluding commitments for suspended accounts)	$1,116,663
Construction loans	42,325
Private equity investments	12,941
Total	$1,171,929
At December 31, 2013, the unfunded commitment on home equity lines of credit, including commitments for accounts suspended as a result of material default or a decline in equity, is $1,331,534.
The Company assumes a portion of the mortgage guaranty insurance on an excess of loss basis for the mortgage guaranty risks of certain mortgage loans in its own portfolio, including Home Today loans and loans in its servicing portfolio, through reinsurance contracts with two primary mortgage insurance companies. Under these contracts, the Company absorbs mortgage insurance losses in a range of 5% to 12% in excess of the initial 5% loss layer of a given pool of loans, in exchange for a portion of the pool’s mortgage insurance premiums. The first 5% layer of loss must be exceeded before the Company assumes any liability. At December 31, 2013, the maximum losses remaining under the reinsurance contracts were limited to $6,820. The Company has paid $6,291 of losses under these reinsurance contracts and has provided a liability for the remaining estimated losses totaling $1,292 as of December 31, 2013. Management believes it has made adequate provision for estimated losses. Based upon notice from the Company’s two primary mortgage insurance companies, no new contracts have been added to the Company’s risk exposure since December 31, 2008. The Company’s insurance partners have retained all new mortgage insurance premiums and all new risk after that date. Effective January 8, 2014, the Company entered into a Commutation and

Release Agreement with one of the mortgage insurance companies mentioned above that reduced the Company's maximum loss remaining under the contracts by $6,385 in exchange for a $1,000 payment.
The following table summarizes the activity in the liability for unpaid losses and loss adjustment expenses:

	Three Months Ended
	December 31,
	2013	2012
Balance, beginning of period	$2,158	$3,351
Incurred decrease	(113)	(251)
Paid claims	(753)	(479)
Balance, end of period	$1,292	$2,621
At December 31, 2013 and December 31, 2012, the Company had no commitments to securitize and sell mortgage loans.
Management expects that the above commitments will be funded through normal operations.

11.	FAIR VALUE
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
As permitted under the fair value guidance in U.S. GAAP, the Company elects to measure at fair value mortgage loans classified as held for sale that are subject to pending agency contracts to securitize and sell loans. This election is expected to reduce volatility in earnings related to market fluctuations between the contract trade and settlement dates. At December 31, 2013 and September 30, 2013, respectively, there were $0 and $3,369 of loans held for sale, with unpaid principal balances of $0 and $3,295, subject to pending agency contracts for which the fair value option was elected. Included in the net gain on the sale of loans is $(97) and $(210) for the three months ending December 31, 2013 and 2012, respectively, related to changes during the period in the fair value of loans held for sale subject to pending agency contracts.
Presented below is a discussion of the methods and significant assumptions used by the Company to estimate fair value.
Investment Securities Available for Sale—Investment securities available for sale are recorded at fair value on a recurring basis. At December 31, 2013 and September 30, 2013, respectively, this includes $482,706 and $471,901 of investments in U.S. government and agency obligations including U.S. Treasury notes and sequentially structured, highly liquid collateralized mortgage obligations issued by FNMA, Freddie Mac and Ginnie Mae and $4,813 and $5,475 of secured institutional money market deposits insured by the FDIC up to the current coverage limits, with any excess collateralized by the holding institution. Both are measured using the market approach. The fair values of treasury notes and collateralized mortgage obligations represent unadjusted price estimates obtained from third party independent nationally recognized pricing services using pricing models or quoted prices of securities with similar characteristics and are included in Level 2 of the hierarchy. At the time of initial measurement and, subsequently, when changes in methodologies occur, management obtains and reviews documentation of pricing methodologies used by third party pricing services to verify that prices are determined in accordance with fair value guidance in U.S. GAAP and to ensure that assets are properly classified in the fair value hierarchy. Additionally, third party pricing is reviewed on a monthly basis for reasonableness based on the market knowledge and experience of company personnel that interact daily with the markets for these types of securities. The carrying amount of the money market deposit accounts is considered a reasonable estimate of their fair value because they are cash deposits in interest bearing accounts valued at par. These accounts are included in Level 1 of the hierarchy.

Mortgage Loans Held for Sale – The fair value of mortgage loans held for sale is estimated using a market approach based on quoted secondary market pricing for loan portfolios with similar characteristics. Loans held for sale are carried at the lower of cost or fair value except, as described above, the Company elects the fair value measurement option for mortgage loans held for sale subject to pending agency contracts to securitize and sell loans. Loans held for sale are included in Level 2 of the hierarchy. At December 31, 2013 and September 30, 2013 there were $0 and $3,369, respectively, of loans held for sale measured at fair value and $1,497 and $810, respectively, of loans held for sale carried at cost.
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
Loans held for investment that have been restructured in troubled debt restructurings and are performing according to the modified terms of the loan agreement are individually evaluated for impairment using the present value of future cash flows based on the loan’s effective interest rate, which is not a fair value measurement. At December 31, 2013 and September 30, 2013, respectively, this included $111,567 and $116,011 in recorded investment of troubled debt restructurings with related allowances for loss of $15,087 and $15,749.
Real Estate Owned—Real estate owned includes real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of the cost basis or fair value less estimated costs to dispose. Fair value is estimated under the market approach using independent third party appraisals. As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions. At December 31, 2013 and September 30, 2013, these adjustments were not significant to reported fair values. At December 31, 2013 and September 30, 2013, respectively, $20,025 and $19,644 of real estate owned is included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis where the cost basis equals or exceeds the estimate of fair values less costs to dispose of these properties. Real estate owned, as reported in the Consolidated Statements of Condition, includes estimated costs to dispose of $1,947 and $1,986 related to properties measured at fair value and $3,775 and $5,008 of properties carried at their original or adjusted cost basis less than fair value at December 31, 2013 and September 30, 2013, respectively.
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

Assets and liabilities carried at fair value on a recurring basis in the Consolidated Statements of Condition at December 31, 2013 and September 30, 2013 are summarized below. There were no liabilities carried at fair value on a recurring basis at December 31, 2013.

		Recurring Fair Value Measurements at Reporting Date Using
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available for sale:
U.S. government and agency obligations	$2,033	$—	$2,033	$—
Freddie Mac certificates	639	—	639	—
Ginnie Mae certificates	11,364	—	11,364	—
REMICs	456,886	—	456,886	—
FNMA certificates	11,784	—	11,784	—
Money market accounts	4,813	4,813	—	—
Derivatives:
Interest rate lock commitments	52	—	—	52
Total	$487,571	$4,813	$482,706	$52

Liabilities
Derivatives:
Forward commitments for the sale of mortgage loans	$—	$—	$—	$—
Total	$—	$—	$—	$—

		Recurring Fair Value Measurements at Reporting Date Using
	September 30, 2013	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available for sale:
U.S. government and agency obligations	$2,037	$—	$2,037	$—
Freddie Mac certificates	950	—	950	—
Ginnie Mae certificates	12,342	—	12,342	—
REMICs	444,577	—	444,577	—
FNMA certificates	11,995	—	11,995	—
Money market accounts	5,475	5,475	—	—
Mortgage loans held for sale	3,369	—	3,369	—
Derivatives:
Interest rate lock commitments	158	—	—	158
Total	$480,903	$5,475	$475,270	$158

Liabilities
Derivatives:
Forward commitments for the sale of mortgage loans	$6	$—	$6	$—
Total	$6	$—	$6	$—

The table below presents a reconciliation of the beginning and ending balances and the location within the Consolidated Statements of Income where gains due to changes in fair value are recognized on interest rate lock commitments which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Three Months Ended December 31,
	2013	2012
Beginning balance	$158	$404
Loss during the period due to changes in fair value:
Included in other non-interest income	(106)	(62)
Ending balance	$52	$342
Change in unrealized gains for the period included in earnings for assets held at end of the reporting date	$52	$342
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

		Nonrecurring Fair Value Measurements at Reporting Date Using
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Impaired loans, net of allowance	$141,264	$—	$—	$141,264
Real estate owned(1)	20,025	—	—	20,025
Total	$161,289	$—	$—	$161,289

(1)	Amounts represent fair value measurements of properties before deducting estimated costs to dispose.

		Nonrecurring Fair Value Measurements at Reporting Date Using
	September 30, 2013	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Impaired loans, net of allowance	$146,941	$—	$—	$146,941
Real estate owned(1)	19,644	—	—	19,644
Total	$166,585	$—	$—	$166,585

(1)	Amounts represent fair value measurements of properties before deducting estimated costs to dispose.
The following provides quantitative information about significant unobservable inputs categorized within Level 3 of the Fair Value Hierarchy.

	Fair Value						Weighted
	12/31/2013	Valuation Technique(s)	Unobservable Input	Range			Average
Impaired loans, net of allowance	$141,264	Market comparables of collateral discounted to estimated net proceeds	Discount appraised value to estimated net proceeds based on historical experience:
			• Residential Properties	0	-	24%	8.8%

Interest rate lock commitments	$52	Quoted Secondary Market pricing	Closure rate	0	-	100%	58.3%

	Fair Value						Weighted
	9/30/2013	Valuation Technique(s)	Unobservable Input	Range			Average
Impaired loans, net of allowance	$146,941	Market comparables of collateral discounted to estimated net proceeds	Discount appraised value to estimated net proceeds based on historical experience:
			• Residential Properties	0	-	24%	9.3%

Interest rate lock commitments	$158	Quoted Secondary Market pricing	Closure rate	0	-	100%	53.2%
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

	December 31, 2013
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and due from banks	$30,843	$30,843	$30,843	$—	$—
Other interest earning cash equivalents	286,067	286,067	286,067	—	—
Investment securities:
Available for sale	487,519	487,519	4,813	482,706	—
Mortgage loans held for sale	1,497	1,526	—	1,526
Loans, net:
Mortgage loans held for investment	10,153,920	10,333,921	—	—	10,333,921
Other loans	3,980	4,184	—	—	4,184
Federal Home Loan Bank stock	36,899	36,899	N/A	—	—
Private equity investments	516	516	—	—	516
Accrued interest receivable	31,331	31,331	—	31,331	—
Derivatives	52	52	—	—	52
Liabilities:
NOW and passbook accounts	$2,862,396	$2,862,396	$—	$2,862,396	$—
Certificates of deposit	5,451,836	5,299,173	—	5,299,173	—
Borrowed funds	986,022	985,167	—	985,167	—
Borrowers’ advances for taxes and insurance	68,882	68,882	—	68,882	—
Principal, interest and escrow owed on loans serviced	59,978	59,978	—	59,978	—

	September 30, 2013
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and due from banks	$34,694	$34,694	$34,694	$—	$—
Other interest earning cash equivalents	251,302	251,302	251,302	—	—
Investment securities:
Available for sale	477,376	477,376	5,475	471,901	—
Mortgage loans held for sale	4,179	4,222	—	4,222
Loans, net:
Mortgage loans held for investment	10,079,966	10,344,246	—	—	10,344,246
Other loans	4,100	4,353	—	—	4,353
Federal Home Loan Bank stock	35,620	35,620	N/A	—	—
Private equity investments	654	654	—	—	654
Accrued interest receivable	31,489	31,489	—	31,489	—
Derivatives	158	158	—	—	158
Liabilities:
NOW and passbook accounts	$2,836,269	$2,836,269	$—	$2,836,269	$—
Certificates of deposit	5,628,230	5,510,241	—	5,510,241	—
Borrowed funds	745,117	745,294	—	745,294	—
Borrowers’ advances for taxes and insurance	71,388	71,388	—	71,388	—
Principal, interest and escrow owed on loans serviced	75,745	75,745	—	75,745	—
Derivatives	6	6	—	6	—
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
Derivatives— Fair value is estimated based on the valuation techniques and inputs described earlier in this footnote.

12.	DERIVATIVE INSTRUMENTS
The Company enters into forward commitments for the sale of mortgage loans principally to protect against the risk of adverse interest rate movements on net income. The Company recognizes the fair value of such contracts when the characteristics of those contracts meet the definition of a derivative. These derivatives are not designated in a hedging relationship; therefore, gains and losses are recognized immediately in the statement of income. In addition, the Company enters into commitments to originate a portion of its loans, which when funded, are classified as held for sale. Such commitments meet the definition of a derivative and are not designated in a hedging relationship; therefore, gains and losses are recognized immediately in the statement of income. The Company had no derivatives designated as hedging instruments under FASB ASC 815, “Derivatives and Hedging,” at December 31, 2013 or September 30, 2013.
The following table provides the locations within the Consolidated Statements of Condition and the fair values for derivatives not designated as hedging instruments.

	Asset Derivatives
	December 31, 2013		September 30, 2013
	Location	Fair Value	Location	Fair Value
Interest rate lock commitments	Other Assets	$52	Other Assets	$158

	Liability Derivatives
	December 31, 2013		September 30, 2013
	Location	Fair Value	Location	Fair Value
Forward commitments for the sale of mortgage loans	Other Liabilities	$—	Other Liabilities	$6
The following table summarizes the locations and amounts of gain or (loss) recognized within the Consolidated Statements of Income on derivative instruments not designated as hedging instruments.

		Amount of Gain or (Loss) Recognized in Income on Derivatives
		Three Months Ended
	Location of Gain or (Loss)	December 31,
	Recognized in Income	2013	2012
Interest rate lock commitments	Other non-interest income	$(106)	$(62)
Forward commitments for the sale of mortgage loans	Net gain on the sale of loans	6	243
Total		$(100)	$181

13.	RECENT ACCOUNTING PRONOUNCEMENTS
Pending as of December 31, 2013
In January 2014, the FASB issued Accounting Standards Update 2014-04, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40), Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon

Foreclosure to reduce diversity by clarifying when an in-substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The only impact of these amendments on the Company's consolidated financial statements will be additional disclosures. The Company's timing for derecognition of the receivable and the recognition of the real estate property clarified in these amendments will not change as a result of this amendment.

Adopted in quarter ended December 31, 2013
FASB ASU 2013-02, "Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" supersedes ASU 2011-12, “Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” and the presentation requirements for reclassifications out of accumulated other comprehensive income in ASU 2011-05. ASU 2013-02 requires entities to present separately significant amounts reclassified out of each component of OCI, either on the face of the statement where net income is presented or in the notes, if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other significant amounts, entities shall provide cross-references to the notes where additional details about the effect of the reclassifications are disclosed. The disclosures required by this amendment are included in Note 6. Other Comprehensive Income (Loss).
The Company has determined that all other recently issued accounting pronouncements will not have a material impact on the Company’s consolidated financial statements or do not apply to its operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
This report contains forward-looking statements, which can be identified by the use of such words as estimate, project, believe, intend, anticipate, plan, seek, expect and similar expressions. These forward-looking statements include, among other things:

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

•	our ability to enter new markets successfully and take advantage of growth opportunities, and the possible short-term dilutive effect of potential acquisitions or de novo branches, if any;

•	changes in consumer spending, borrowing and savings habits;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board and the Public Company Accounting Oversight Board;

•	future adverse developments concerning FNMA or Freddie Mac;

•	changes in monetary and fiscal policy of the U.S. Government, including policies of the U.S. Treasury and the FRS and changes in the level of government support of housing finance;

•	changes in policy and/or assessment rates of taxing authorities that adversely affect us;

•	changes in expense trends (including, but not limited to trends affecting non-performing assets, charge-offs and provisions for loan losses);

•	the impact of the governmental effort to restructure the U.S. financial and regulatory system;

•	the inability of third-party providers to perform their obligations to us;

•	adverse changes and volatility in real estate markets;

•	a slowing or failure of the moderate economic recovery;

•	the extensive reforms enacted in the DFA, which will continue to impact us;

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
Since being organized in 1938, we grew to become, at the time of our initial public offering of stock in April 2007, the nation’s largest mutually-owned savings and loan association based on total assets. We credit our success to our continued emphasis on our primary values: “Love, Trust, Respect, and a Commitment to Excellence, along with Having Fun.” Our values are reflected in the design and pricing of our loan and deposit products, and historically, in our Home Today program, as described below. Our values are further reflected in the Broadway Redevelopment Initiative (a long-term revitalization program encompassing the three-mile corridor of the Broadway-Slavic Village neighborhood in Cleveland, Ohio where our main office was established and continues to be located) and the educational programs we have established and/or supported. We intend to continue to adhere to our primary values and to support our customers and the communities in which we operate.
During the last several years, regionally high unemployment, weak residential real estate values, less than robust capital and credit markets, and a general lack of confidence in the financial services sector of the economy presented significant challenges for us. More recently, improving regional employment levels, recovering residential real estate values, recovering capital and credit markets and greater confidence in the financial services sector have resulted in better credit metrics and improved operating results for us.
Management believes that the following matters are those most critical to our success: (1) controlling our interest rate risk exposure; (2) monitoring and limiting our credit risk; (3) maintaining access to adequate liquidity and alternative funding sources; and (4) monitoring and controlling operating expenses.
Controlling Our Interest Rate Risk Exposure. Although housing and credit quality issues have had and, to a lesser extent, continue to have a negative effect on our operating results and, as described below, are certainly a matter of significant concern for us, historically our greatest risk has been our exposure to interest rate risk. When we hold long-term, fixed-rate assets, funded by liabilities with shorter re-pricing characteristics, we are exposed to potentially adverse impacts from rising interest rates. Generally, and particularly over extended periods of time that encompass full economic cycles, interest rates associated with longer-term assets, like fixed-rate mortgages, have been higher than interest rates associated with shorter-term funding sources, like deposits. This difference has been an important component of our net interest income and is fundamental to our operations. We manage the risk of holding long-term, fixed-rate mortgage assets primarily by maintaining high levels of tangible capital and by promoting adjustable-rate loans and shorter-term, fixed-rate loans. Additionally, in years prior to fiscal 2010, we also managed this risk by actively selling long-term, fixed-rate mortgage loans in the secondary market, a strategy pursuant to which we were able to modulate the amount of long-term, fixed-rate loans held in our portfolio. As described in greater detail below, during fiscal 2013 we adopted the necessary procedural changes that, subsequent thereto, we believe result in certain of our long-term, fixed-rate loan originations being eligible for delivery and sale to FNMA, and will prospectively provide us with additional options in managing our interest rate risk profile. The total balance of loans sold subsequent to June 30, 2010 has not been significant when measured in relation to the total balance of our owned fixed-rate portfolio. During the fiscal year ended September 30, 2013, we sold $221.1 million of long-term, fixed-rate first mortgage loans compared to $11.4 million and $33.6 million during the fiscal years ended September 30, 2012 and 2011, respectively, and as further compared to sales of $1.03 billion during the fiscal year ended September 30, 2010. Also, during fiscal 2013 we sold $128.1 million of long-term, adjustable-rate first mortgage loans to a private investor. The adjustable-rate transaction demonstrated our ability to further manage interest rate risk and liquidity by selling Smart Rate loans in the secondary market. No long-term, adjustable-rate first mortgage loans were sold during any of the fiscal years ended September 30, 2012, 2011 or 2010. During the three months ended December 31, 2013 and 2012, we sold $20.9 million and $77.2 million, respectively of fixed-rate, first mortgage loans. As described in the following paragraphs, the relatively low volume of long-term, fixed-rate first mortgage loan sales since June 30, 2010 reflects the impact of changes by FNMA related to requirements for loans that it accepts and our reduced level of longer-term, fixed-rate loan originations.
FNMA, historically the Association’s primary loan investor, implemented, effective July 1, 2010, certain loan origination requirement changes affecting loan eligibility that we chose not to adopt until May 2013. Subsequent to the May 2013 implementation date of our revised loan origination procedures, and upon review and validation by FNMA which was received on November 15, 2013, we expect that those fixed-rate, first mortgage loans that are originated under the revised procedures, will thereafter be eligible for sale to FNMA in either whole loan or mortgage-backed security form. During the three months ended December 31, 2013, we delivered and sold to FNMA $11.1 million of fixed-rate, first mortgage loans that had been originated under the revised procedures. Previously, our decision not to implement the changes necessary to comply with FNMA’s revised requirements, was based on our consideration that between 1991 and 2010, the Association, employing only non-commissioned loan originators and utilizing a centralized underwriting process, had sold loans to FNMA under a series of proprietary variances, or contractual waivers, that were negotiated between us and FNMA throughout the term of that relationship. Those proprietary concessions related to certain loan file documentation and quality control procedures the lack of which, in our opinion, did not diminish in any way the excellent credit quality of the loans that we delivered to FNMA, but facilitated the efficiency and effectiveness of our operations and the quality and value of the loan products that we were able to offer to our borrowers. The high credit quality of the loans that we delivered to FNMA was consistently evidenced by the superior delinquency profile of our portfolio in peer performance comparisons prepared by FNMA. In response to the housing crisis that commenced in 2008, and with the objective of improving the credit profile of its overall loan portfolio, FNMA enacted many credit tightening measures, culminating in the effective elimination of proprietary variances and waivers, accompanied by the imposition of additional file documentation requirements and expanded quality control procedures. In addition to substantively changing FNMA’s operating procedures, effects of the housing crisis spread throughout the secondary residential mortgage market and resulted in a significantly altered operating framework for all secondary market participants. We believed that this dramatically altered operating framework offered opportunities for business process innovators to create new secondary market solutions especially as such opportunities would be expected to target high credit quality residential loans similar to those that we have traditionally originated. During the fiscal year ended September 30, 2011, $20.3 million of non-agency eligible, fixed-rate mortgage loans were sold (on a servicing retained basis) to a private investor. No loan sales to private investors were completed during the fiscal year ended September 30, 2012, while during the fiscal year ended September 30, 2013, $276.9 million of non-agency eligible, whole loan sales, all on a servicing retained basis, were completed. During the three months ended December 31, 2013, there were no non-agency eligible, whole loan sales, nor were any non-agency eligible, whole loans classified as mortgage loans held for sale at December 31, 2013. Additionally, there were no loan sale commitments outstanding with respect to such loans at December 31, 2013. While we were successful in completing several non-agency backed whole loan sales during the fiscal year ended September 30, 2013, in our opinion, the breadth of, and the transaction pricing in, the non-agency market did not develop in the manner, or with the speed that we believe justified the continuing delay in our adoption of FNMA's loan origination requirements. Accordingly, while we continue to evaluate available opportunities in the secondary market, we have developed a parallel operation, approved by FNMA on November 15, 2013, that fully complies with current FNMA loan eligibility standards. Previously, during the quarter ended June 30, 2012, the Association implemented procedures necessary for participation in FNMA's HARP II initiative. The balances of mortgage loans held for sale at December 31, 2013 and September 30, 2013, were $1.5 million and $4.2 million, respectively, and were comprised entirely of agency-compliant HARP II loans. HARP II loan sales during the three months ended December 31, 2013 and the fiscal year ended September 30, 2013, totaled $9.8 million and $72.3 million, respectively. HARP II loan sales during the three months ended December 31, 2012 totaled $18.9 million. At September 30, 2013, outstanding loan sales commitments, all of which were agency-compliant HARP II loans, totaled $3.3 million. At December 31, 2013, there were no outstanding loan sales commitments.
In response to the changes made in FNMA's loan eligibility requirements, in July 2010 we began marketing an adjustable-rate mortgage loan product that provides us with improved interest rate risk characteristics when compared to a long-term, fixed-rate mortgage loan. Since its introduction, the “Smart Rate” adjustable rate mortgage has offered borrowers an interest rate lower than that of a long-term fixed-rate loan. The rate is locked for three or five years then resets annually after that. It contains a feature to re-lock the rate an unlimited number of times at our then, current rate and fee schedule, for another three or five years (dependent on the original reset period) without having to complete a full refinance transaction. Re-lock eligibility is subject to a satisfactory payment performance history by the borrower (never 60 days late, no 30-day delinquencies during the last twelve months, current at the time of re-lock, and no foreclosures or bankruptcies since the Smart Rate application was taken). In addition to a satisfactory payment history, re-lock eligibility requires that the property continues to be the borrower’s primary residence. The loan term cannot be extended in connection with a re-lock nor can new funds be advanced. All interest rate caps and floors remain as originated. During the three month periods ended December 31, 2013 and 2012, adjustable-rate mortgage loan originations totaled $192.0 million and $236.8 million, respectively, while during the same time periods, fixed-rate mortgage loan originations totaled $279.1 million and $210.7 million, respectively. By comparison, during the nine months ended June 30, 2010, the last nine months of operations prior to the introduction of our Smart Rate product, adjustable-rate mortgage loan originations totaled $28.7 million while fixed-rate originations totaled $1.15 billion. The amount of origination volumes, including refinances by our existing customers, along with the portion of that activity that pertains to loans that we previously sold (but for which we retained the right to provide mortgage servicing so as to maintain our relationship with our customer) when coupled with the level of loan sales, if any, determines the balance of loans held on our balance sheet. The amount of adjustable-rate loan activity described above resulted in $3.23 billion of long-term adjustable-rate loans in our residential mortgage loans held for investment portfolio at December 31, 2013, as compared to $3.19 billion at September 30, 2013. At December 31, 2013, the amount of adjustable-rate residential mortgage loans represented 38% of the total residential mortgage loans held for investment portfolio. Primarily as a result of changes in the balance of 10-year fixed-rate loans as described in the next paragraph, the fixed-rate mortgage loan activity described above resulted in $5.18 billion of long-term fixed rate loans in our residential mortgage loans held for investment portfolio, as compared to $5.11 billion at September 30, 2013, and $4.98 billion at December 31, 2012. The December 31, 2013, September 30, 2013 and December 31, 2012 measurements excluded $1.5 million, $4.2 million and $155.3 million, respectively, of long-term, fixed-rate loans reported as mortgage loans held for sale. The December 31, 2012 measurement also excluded $169.1 million of adjustable-rate loans that were designated as mortgage loans held for sale. No adjustable-rate loans were designated as mortgage loans held for sale at either December 31, 2013 or September 30, 2013.
In addition to actively marketing our Smart Rate product, beginning in the latter portion of fiscal 2012, we also began to feature our ten-year, fully amortizing fixed-rate first mortgage loan in our product promotions. The ten-year, fixed-rate loan has a less severe interest rate risk profile when compared to loans with fixed-rate terms of 15 to 30 years and helps us to more effectively manage our interest rate risk exposure, yet provides our borrowers with the certainty of a fixed interest rate throughout the life of the obligation. While the total balance of fixed-rate mortgage loans increased between December 31, 2012 and December 31, 2013, as described in the preceding paragraph, changes in the composition of the fixed-rate portion of the portfolio followed divergent paths. Between December 31, 2012 and December 31, 2013 the total fixed-rate portion of our first mortgage loan portfolio increased $195.8 million and was comprised of an increase of $547.7 million in the balance of fixed-rate loans with original terms of 10 years or less, and a decrease of $351.9 million in the balance of fixed-rate loans with original terms greater than 10 years. Also, between September 30, 2013 and December 31, 2013 the total fixed-rate portion of our first mortgage loan portfolio increased $66.4 million and was comprised of an increase of $124.9 million in the balance of fixed-rate loans with original terms of 10 years or less, and a decrease of $58.6 million in the balance of fixed-rate loans with original terms greater than 10 years. During the three months ended December 31, 2013, ten-year fixed-rate first mortgage loan originations totaled $157.7 million, or 57% of our fixed-rate originations and 33% of our total originations.
In the past, we have also managed interest rate risk by promoting home equity lines of credit, which have a variable interest rate. As described below, this product carries an incremental credit risk component and has been adversely impacted by the housing market downturn. Between June 28, 2010 and March 20, 2012, due to the deterioration in overall housing conditions including concerns for loans and credit lines in a second lien position, home equity lines of credit and home equity loans were not offered by the Association. Beginning in March 2012, the Association offered redesigned home equity lines of credit to qualifying existing home equity customers, subject to certain property and credit performance conditions. In February 2013 the Association further modified the product design and the terms included monthly principal and interest payments throughout the entire term. In April 2013 we extended the offer to both existing home equity customers and new consumers in Ohio, Florida and selected counties in Kentucky. These offers were, and are, subject to certain property and credit performance conditions which include:

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

•
the minimum credit score to qualify for the re-introduced home equity line of credit is 700 in Ohio and Kentucky and 720 in Florida (our prior home equity line of credit offering in 2010 required a minimum credit score of 680 in all markets); and

•
beginning in February 2013, the term for new home equity line of credit applications is a five year draw period, during which monthly principal and interest payments are made based on the portion of the original term of 30 years that remains, followed by a 25-year repayment only period, during which payments will be comprised of both principal and interest; for applications taken between March 2012 and February 2013, the term for new home equity line of credit applications was a five year draw period during which interest only payments are made, followed by a 20-year repayment period, during which payments are comprised of both principal and interest (for programs in place prior to 2012, terms generally offered a 10-year draw period, with interest only payments, followed by a 10-year repayment period, with payments of principal and interest).

The existing home equity lines of credit portfolio, with a principal balance of $1.64 billion at December 31, 2013, favorably impacts our interest rate risk profile. The efforts described above are intended to prudently stem the portfolio attrition/reduction that has been experienced during the last three years and to ultimately re-establish home equity line of credit lending as a meaningful strategy used to manage our interest rate risk profile.
Should a rapid and substantial increase occur in general market interest rates, it is probable that, prospectively and particularly over a multi-year time horizon, the level of our net interest income would be adversely impacted.
Monitoring and Limiting Our Credit Risk. While, historically, we had been successful in limiting our credit risk exposure by generally imposing high credit standards with respect to lending, the confluence of unfavorable regional and macro-economic events since 2008, coupled with our pre-2010 expanded participation in the second lien mortgage lending markets, has significantly refocused our attention with respect to credit risk. In response to the evolving economic landscape, we have continuously revised and updated our quarterly analysis and evaluation procedures, as needed, for each category of our lending with the objective of identifying and recognizing all appropriate credit impairments. At December 31, 2013, 89% of our assets consisted of residential real estate loans (both “held for sale” and “held for investment”) and home equity loans and lines of credit, the overwhelming majority of which were originated to borrowers in the states of Ohio and Florida. Our analytic procedures and evaluations include specific reviews of all home equity loans and lines of credit that become 90 or more days past due, as well as specific reviews of all first mortgage loans that become 180 or more days past due. We also expanded our analysis of current performing home equity lines of credit to better mitigate future risk of loss. In accordance with regulatory guidance issued in January 2012, performing home equity lines of credit subordinate to first mortgages delinquent greater than 90 days are transferred to non-accrual status. At December 31, 2013, the recorded investment of such performing home equity lines of credit, not otherwise classified as non-accrual, was $3.8 million. Also, the OCC issued guidance in July 2012 that requires loans, where at least one borrower has been discharged of their obligation in Chapter 7 bankruptcy, to be classified as troubled debt restructurings. Also required pursuant to this guidance is the charge-off of performing loans to collateral value and non-accrual classification when all borrowers have had their obligations discharged in Chapter 7 bankruptcy, regardless of how long the loans have been performing. At December 31, 2013, $58.9 million of loans in Chapter 7 bankruptcy status were included in total troubled debt restructurings. At December 31, 2013, the recorded investment in non-accrual status loans included $33.7 million of performing loans in Chapter 7 bankruptcy status where at least one borrower had been discharged of their obligation.
In response to the unfavorable regional and macro-economic environment that arose beginning in 2008, and in an effort to limit our credit risk exposure and improve the credit performance of new customers, we have tightened our credit criteria in evaluating a borrower’s ability to successfully fulfill his or her repayment obligation and we have revised the design of many of our loan products to require higher borrower down-payments, limited the products available for condominiums, and eliminated certain product features (such as interest-only adjustable-rate loans, loans above certain loan-to-value ratios, and prior to March 2012, home equity lending products with the exception of bridge loans).
One aspect of our credit risk concern relates to the high percentage of our loans that are secured by residential real estate in the states of Ohio and Florida, particularly in light of the difficulties that have arisen with respect to the real estate markets in those states. At December 31, 2013, approximately 72.6% and 17.8% of the combined total of our residential, non-Home Today and construction loans held for investment were secured by properties in Ohio and Florida, respectively. Our 30 or more days delinquency ratios on those loans in Ohio and Florida at December 31, 2013 were 0.7% and 1.6%, respectively. Our 30 or more days delinquency ratio for the non-Home Today portfolio as a whole was 0.8% at December 31, 2013. Also, at December 31, 2013, approximately 38.9% and 29.0% of our home equity loans and lines of credit were secured by properties in Ohio and Florida, respectively. Our 30 days or more delinquency ratios on those loans in Ohio and Florida at December 31, 2013 were each 1.3%. Our 30 or more days delinquency ratio for the home equity loans and lines of credit portfolio as a whole at December 31, 2013 was 1.3%. While we focus our attention on, and are concerned with respect to the resolution of, all loan delinquencies, our highest concern is centered on loans that are secured by properties in Florida. The “Allowance for Loan Losses” portion of the Critical Accounting Policies section provides extensive details regarding our loan portfolio composition, delinquency statistics, our methodology in evaluating our loan loss provisions and the adequacy of our allowance for loan losses. In spite of recent improving credit metrics, as long as unemployment levels remain high, particularly in Ohio and Florida, and Florida housing values remain depressed, due to prior overbuilding and speculation which has resulted in considerable inventory on the market, we expect that we will continue to experience elevated levels of delinquencies and risk of loss.
Our residential Home Today loans are another area of credit risk concern. Although the recorded investment in these     loans totaled $168.8 million at December 31, 2013, and constituted only 1.7% of our total “held for investment” loan portfolio balance, these loans comprised 22.4% and 26.6% of our 90 days or greater delinquencies and our total delinquencies, respectively. At December 31, 2013, approximately 95.4% and 4.4% of our residential, Home Today loans were secured by properties in Ohio and Florida, respectively. At December 31, 2013, the percentages of those loans delinquent 30 days or more in Ohio and Florida were 19.5% and 15.4%, respectively. The disparity between the portfolio composition ratio and delinquency composition ratio reflects the nature of the Home Today loans. We do not offer, and have not offered, loan products frequently considered to be designed to target sub-prime borrowers containing features such as higher fees or higher rates, negative amortization, or low initial payment features with adjustable interest rates. Our Home Today loans, the majority of which were entered into with borrowers that had credit profiles that would not have otherwise qualified for our loan products due to deficient credit scores, generally contained the same features as loans offered to our non-Home Today borrowers. The overriding objective of our Home Today lending, just as it is with our non-Home Today lending, was to create successful homeowners. We have attempted to manage our Home Today credit risk by requiring that borrowers attend pre- and post-borrowing financial management education and counseling and that the borrowers be referred to us by a sponsoring organization with which we have partnered. Further, to manage the credit aspect of these loans, inasmuch as the majority of these buyers do not have sufficient funds for required down payments, many loans include private mortgage insurance. At December 31, 2013, 48.7% of Home Today loans included private mortgage insurance coverage. From a peak recorded investment of $306.6 million at December 31, 2007, the total recorded investment of the Home Today portfolio has declined to $168.8 million at December 31, 2013. This trend generally reflects the evolving conditions in the mortgage real estate market and the tightening of standards imposed by issuers of private mortgage insurance. As part of our effort to manage credit risk, effective March 27, 2009, the Home Today underwriting guidelines were revised to be substantially the same as our traditional mortgage product. At December 31, 2013, the recorded investment in Home Today loans originated subsequent to March 27, 2009 was $2.3 million. Unless and until lending standards and private mortgage insurance requirements loosen, we expect the Home Today portfolio to continue to decline in balance due to contractual amortization.
Maintaining Access to Adequate Liquidity and Alternative Funding Sources. For most insured depositories, customer and community confidence are critical to their ability to maintain access to adequate liquidity and to conduct business in an orderly fashion. The Company believes that maintaining high levels of capital is one of the most important factors in nurturing customer and community confidence. Accordingly, we have managed the pace of our growth in a manner that reflects our emphasis on high capital levels. At December 31, 2013, the Association’s ratio of core capital to adjusted tangible assets (a basic industry measure that deems 5.00% or above to represent a “well capitalized” status) was 13.45%. The Association's current core capital ratio is lower than its ratios at September 30, 2013 (14.18%) and December 31, 2012 (13.59%), due to an $85 million cash dividend payment that the Association made to the Company, its sole shareholder. The amount of the dividend was determined using regulatory guidelines that allow dividends in an amount that does not exceed the Association's current calendar year to date net income, plus the preceding two year's retained net income. Because of its intercompany nature, this dividend payment did not impact the Company's consolidated capital ratios. We expect to continue to remain a well capitalized institution.
In managing its level of liquidity, the Company monitors available funding sources, which include attracting new deposits (including brokered CDs), borrowings from others, the conversion of assets to cash and the generation of funds through profitable operations. The Company has traditionally relied on retail deposits as its primary means in meeting its funding needs. At December 31, 2013, deposits totaled $8.31 billion (including $55.0 million of brokered CDs), while borrowings totaled $986.0 million and borrowers’ advances and servicing escrows totaled $128.9 million, combined. In evaluating funding sources, we consider many factors, including cost, duration, current availability, expected sustainability, impact on operations and capital levels.
To attract retail deposits, we offer our customers reasonable rates of return on our deposit products. Our deposit products typically offer rates that are highly competitive with the rates on similar products offered by other financial institutions. We intend to continue this practice.
We preserve the availability of alternative funding sources through various mechanisms. First, by maintaining high capital levels, we retain the flexibility to increase our balance sheet size without jeopardizing our capital adequacy. Effectively, this permits us to increase the rates that we offer on our deposit products thereby attracting more potential customers. Second, we pledge available real estate mortgage loans and investment securities with the FHLB of Cincinnati and the FRB-Cleveland. At December 31, 2013, these collateral pledge support arrangements provide the ability to immediately borrow an additional $9.0 million from the FHLB of Cincinnati and $168.9 million from the FRB-Cleveland Discount Window. From the perspective of collateral value securing FHLB of Cincinnati advances, our capacity limit for additional borrowings beyond the immediately available limits at December 31, 2013 was $4.01 billion, subject to satisfaction of the FHLB of Cincinnati common stock ownership requirement. To satisfy the common stock ownership requirement we would need to increase our ownership of FHLB of Cincinnati common stock by an additional $80.2 million. Third, we invest in high quality marketable securities that exhibit limited market price variability, and to the extent that they are not needed as collateral for borrowings, can be sold in the institutional market and converted to cash. At December 31, 2013, our investment securities portfolio totaled $487.5 million. Finally, cash flows from operating activities have been a regular source of funds. During the three months ended December 31, 2013 and 2012, cash flows from operations totaled $80.6 million and $92.2 million, respectively.

Historically, a portion of the residential first mortgage loans that we originated were considered to be highly liquid as they were eligible for delivery/sale to FNMA. However, due to delivery requirement changes imposed by FNMA, effective July 1, 2010, this was not a viable channel of available liquidity prior to our recent implementation of certain loan origination changes required by FNMA which resulted in our November 15, 2013 reinstatement as an approved seller to FNMA. Refer to the earlier section, Controlling Our Interest Rate Risk Exposure, for additional details. At December 31, 2013, $1.5 million of agency eligible, long-term, fixed-rate HARP II first mortgage loans were classified as “held for sale”. During the quarter ended December 31, 2013, $9.8 million of agency-compliant HARP II loans were sold and $11.1 million of long-term, fixed-rate, agency-compliant, non-HARP II first mortgage loans were sold to FNMA. As described earlier, we have implemented the loan origination changes which will allow a portion of our future first mortgage loan originations to be eligible for sale to FNMA in either whole loan or mortgage backed security form.
Overall, while customer and community confidence can never be assured, the Company believes that our liquidity is adequate and that we have adequate access to alternative funding sources.
Monitoring and Controlling Operating Expenses. We continue to focus on managing operating expenses. Our ratio of non-interest expense to average assets was 1.52% for the quarter ended ended December 31, 2013 and 1.50% for the quarter ended ended December 31, 2012. As of December 31, 2013, our average assets per full-time employee and our average deposits per full-time employee were $11.3 million and $8.3 million, respectively. We believe that each of these measures compares favorably with the averages for our peer group. Our average deposits held at our branch offices ($218.8 million per branch office as of December 31, 2013) contribute to our expense management efforts by limiting the overhead costs of serving our deposit customers. We will continue our efforts to control operating expenses as we grow our business.
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

(1)
individual valuation allowances established for any impaired loans dependent on cash flows, such as performing troubled debt restructurings, and IVAs related to a portion of the allowance on loans individually reviewed that represents further deterioration in the fair value of the collateral not yet identified as uncollectible; and

(2)
general valuation allowances, which are comprised of quantitative GVAs, which are general allowances for loan losses for each loan type based on historical loan loss experience and qualitative GVAs, previously described as MVAs, which are adjustments to the quantitative GVAs, maintained to cover uncertainties that affect our estimate of incurred probable losses for each loan type.

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
When loan modifications qualify as troubled debt restructurings and the loans are performing according to the terms of the restructuring, we record an IVA based on the present value of expected future cash flows, which includes a factor for subsequent potential defaults, discounted at the effective interest rate of the original loan contract. Potential defaults are distinguished from re-modifications as borrowers who default are generally not eligible for re-modification. At December 31, 2013, the balance of such individual valuation allowances was $15.1 million. In instances when loans require re-modification, additional valuation allowances may be required. The new valuation allowance on a re-modified loan is calculated based on the present value of the expected cash flows, discounted at the effective interest rate of the original loan contract, considering the new terms of the modification agreement. Due to the immaterial amount of this exposure to date, we continue to capture this exposure as a component of our qualitative GVA evaluation. The significance of this exposure will be monitored and if warranted, we will enhance our loan loss methodology to include a new default factor (developed to reflect the estimated impact to the balance of the allowance for loan losses that will occur as a result of future re-modifications) that will be assessed against all loans reviewed collectively. If new default factors are implemented, the qualitative GVA methodology will be adjusted to preclude duplicative loss consideration.
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
Home equity loans and equity lines of credit generally have higher credit risk than traditional residential mortgage loans. These loans and credit lines are usually in a second lien position and when combined with the first mortgage, result in generally higher overall loan-to-value ratios. In a stressed housing market with high delinquencies and eroded housing prices, as arose beginning in 2008, these higher loan-to-value ratios represent a greater risk of loss to the Company. A borrower with more equity in the property has more of a vested interest in keeping the loan current compared to a borrower with little or no equity in the property. In light of the past weakness in the housing market, the current level of delinquencies and the current uncertainty with respect to future employment levels and economic prospects, we currently conduct an expanded loan level evaluation of our home equity loans and lines of credit, including bridge loans, which are delinquent 90 days or more. This expanded evaluation is in addition to our traditional evaluation procedures. Our home equity loans and lines of credit portfolio continues to comprise a significant portion of our net charge-offs, although the level of home equity loans and lines of credit charge-offs has receded over the last year from levels previously experienced. At December 31, 2013, we had a recorded investment of $1.81 billion in home equity loans and equity lines of credit outstanding, 0.7% of which were 90 days or more past due.
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

	December 31, 2013		September 30, 2013		December 31, 2012
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential non-Home Today
Ohio	$5,957,490		$5,947,791		$5,873,206
Florida	1,475,469		1,465,907		1,349,511
Other	806,296		704,813		426,791
Total Residential non-Home Today	8,239,255	80.1%	8,118,511	79.4%	7,649,508	76.6%
Residential Home Today
Ohio	163,464		170,206		192,828
Florida	7,627		7,826		8,459
Other	319		321		328
Total Residential Home Today	171,410	1.7	178,353	1.7	201,615	2.0
Home equity loans and lines of credit
Ohio	702,229		721,890		804,381
Florida	524,195		539,152		607,545
California	222,146		227,841		250,349
Other	358,432		369,515		416,131
Total Home equity loans and lines of credit	1,807,002	17.5	1,858,398	18.2	2,078,406	20.8
Total Construction	75,314	0.7	72,430	0.7	61,670	0.6
Consumer and other loans	3,980	—	4,100	—	4,173	—
Total loans receivable	10,296,961	100.0%	10,231,792	100.0%	9,995,372	100.0%
Deferred loan fees, net	(11,454)		(13,171)		(18,128)
Loans in process	(42,325)		(42,018)		(30,829)
Allowance for loan losses	(85,282)		(92,537)		(105,201)
Total loans receivable, net	$10,157,900		$10,084,066		$9,841,214

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

	December 31, 2013
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential non-Home Today	$33,462	39.3%	80.1%
Residential Home Today	20,479	24.0	1.7
Home equity loans and lines of credit	31,227	36.6	17.5
Construction	114	0.1	0.7
Consumer and other loans	—	—	—
Total allowance	$85,282	100.0%	100.0%

	September 30, 2013			December 31, 2012
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)			(Dollars in thousands)
Real estate loans:
Residential non-Home Today	$35,427	38.3%	79.4%	$33,091	31.5%	76.6%
Residential Home Today	24,112	26.0	1.7	24,383	23.2	2.0
Home equity loans and lines of credit	32,818	35.5	18.2	47,246	44.9	20.8
Construction	180	0.2	0.7	481	0.4	0.6
Consumer and other loans	—	—	—	—	—	—
Total allowance	$92,537	100.0%	100.0%	$105,201	100.0%	100.0%

During the three months ended December 31, 2013, the total allowance for loan losses decreased $7.2 million, to $85.3 million from $92.5 million at September 30, 2013, as we recorded a $6.0 million provision for loan losses, which was less than the actual net charge-offs of $13.3 million for the quarter. The decrease in the balance of the allowance for loan losses during the quarter ended December 31, 2013 was comprised of a $0.5 million decrease in the allowance related to loans evaluated individually and a $6.7 million decrease in the allowance related to loans evaluated collectively. Refer to the "activity in the allowance for loan losses" and "analysis of the allowance for loan losses" tables in Note 4 of the Notes to the Unaudited Interim Consolidated Financial Statements for more information. Other than the less significant construction/consumer/other loans segments, changes during the three months ended December 31, 2013 in the balances of the GVAs for the loans evaluated collectively related to the significant loan segments are described as follows:

•
Residential non-Home Today – The total balance of this segment of the loan portfolio increased 1.5% or $122.8 million during the quarter, while the total allowance for loan losses for this segment decreased 5.5% or $2.0 million. The portion of this loan segment’s allowance for loan losses that was determined by evaluating groups of loans collectively (i.e. those loans that were not individually evaluated), decreased $3.3 million, or 11.6%, from $28.3 million at September 30, 2013 to $25.0 million at December 31, 2013. The ratio of this portion of the allowance for loan losses to the total balance of loans in this loan segment that were evaluated collectively, decreased to 0.31% for December 31, 2013 from 0.36% at September 30, 2013. Total delinquencies decreased 12.9% to $66.9 million at December 31, 2013 from $76.8 million at September 30, 2013. Loans 90 or more days delinquent decreased 14.7% to $48.2 million at December 31, 2013 from $56.5 million at September 30, 2013. Net charge-offs for the quarter ended December 31, 2013 were $2.7 million greater at $7.0 million as compared to $4.3 million during the quarter ended December 31, 2012. This is due to implementation, during the current quarter of a new practice of charging off the remaining balance on loans that remained delinquent for at least 1,500 days as a result of stalled foreclosure processes.

Of the residential non-Home Today charge-offs during the three months ended December 31, 2013, $4.4 million were attributable to full charge-offs of loans 1,500 days past due that had previously been reserved for in the total allowance. The credit profile of this portfolio segment improved in total during the quarter due to the addition of high credit quality, residential first mortgage loans. As there continues to be a consistent improving trend in this portfolio, reductions in the allowance are warranted.

•
Residential Home Today – The total balance of this segment of the loan portfolio decreased 3.9% or $6.8 million as new originations have effectively stopped since the imposition of more restrictive lending requirements in 2009. The total allowance for loan losses for this segment decreased $3.6 million or 15.1%. The portion of this loan segment’s allowance for loan losses that was determined by evaluating groups of loans collectively (i.e. those loans that were not individually evaluated), decreased by 13.6% from $16.4 million at September 30, 2013 to $14.2 million at December 31, 2013. Similarly, the ratio of this portion of the allowance to the total balance of loans in this loan segment that were evaluated collectively, decreased 1.9% to 15.2% at December 31, 2013 from 17.0% at September 30, 2013. Total delinquencies decreased from $32.9 million at September 30, 2013 to $32.6 million at December 31, 2013. Delinquencies greater than 90 days decreased from $18.3 million to $17.5 million during the same period. Net charge-offs were less at $2.8 million during the quarter ended December 31, 2013 as compared to $3.4 million during the quarter ended December 31, 2012. As there continues to be a consistent improving credit profile trend in this portfolio and the portfolio balance declines, reductions in the allowance are warranted.

•
Home Equity Loans and Lines of Credit - The total balance of this segment of the loan portfolio decreased 2.8% or $51.6 million from $1.87 billion at September 30, 2013 to $1.81 billion at December 31, 2013. The total allowance for loan losses for this segment decreased 4.8% to $31.2 million from $32.8 million at September 30, 2013. The portion of this loan segment's allowance for loan losses that was determined by evaluating groups of loans collectively (i.e. those loans that were not individually evaluated) decreased by $1.1 million, or 3.6%, from $31.8 million to $30.7 million during the quarter ended December 31, 2013. The ratio of this portion of the allowance to the total balance of loans in this loan segment that were evaluated collectively also decreased to 1.72% at December 31, 2013 from 1.74% at September 30, 2013. Net charge-offs for this loan segment during the current quarter were less at $3.3 million as compared to $5.5 million for the quarter ended December 31, 2012. Total delinquencies for this portfolio segment decreased 5.7% to $22.9 million at December 31, 2013 as compared to $24.3 million at September 30, 2013. Delinquencies greater than 90 days increased 3.7% to $12.5 million at December 31, 2013 from $12.0 million at September 30, 2013. While continued improvement in early stage delinquencies and charge-offs improved during the quarter, severely delinquent loans saw a slight increase, resulting in the allowance for this loan segment remaining relatively flat.

Loan losses on home equity loans and lines of credit continue to comprise a significant portion of our losses and are expected to continue to do so for the foreseeable future, until non-performing loan balances begin to decrease by more than the charge-offs.
The following table sets forth activity in our allowance for loan losses segregated by geographic location for the periods indicated. Construction loans are on properties located in Ohio and the balances of consumer and other loans are immaterial;

therefore neither was segregated.

	As of and For the Three Months Ended December 31,
	2013	2012
	(Dollars in thousands)
Allowance balance (beginning of the period)	$92,537	$100,464
Charge-offs:
Real estate loans:
Residential non-Home Today
Ohio	3,577	3,345
Florida	3,874	1,289
Other	25	1
Total Residential non-Home Today	7,476	4,635
Residential Home Today
Ohio	2,917	3,471
Florida	16	63
Total Residential Home Today	2,933	3,534
Home equity loans and lines of credit
Ohio	1,714	1,111
Florida	2,106	3,106
California	410	1,269
Other	447	822
Total Home equity loans and lines of credit	4,677	6,308
Construction	41	5
Consumer and other loans	—	—
Total charge-offs	15,127	14,482
Recoveries:
Real estate loans:
Residential non-Home Today	430	331
Residential Home Today	107	91
Home equity loans and lines of credit	1,329	787
Construction	6	10
Consumer and other loans	—	—
Total recoveries	1,872	1,219
Net charge-offs	(13,255)	(13,263)
Provision for loan losses	6,000	18,000
Allowance balance (end of the period)	$85,282	$105,201
Ratios:
Net charge-offs (annualized) to average loans outstanding	0.52%	0.51%
Allowance for loan losses to non-performing loans at end of the period	109.14%	90.28%
Allowance for loan losses to the total recorded investment in loans at end of the period	0.83%	1.06%
The net charge-offs of $13.3 million during the three months ended December 31, 2013 and December 31, 2012, remained constant although credit quality continued to improve during the recent quarter. This is due to implementation during the current quarter of a new practice of charging off the remaining balance of loans that remained delinquent for at least 1,500 days as a result of stalled foreclosure processes. Of the residential charge-offs during the three months ended December 31, 2013, $5.3 million were attributable to full charge-offs of loans 1,500 days past due. The remaining net charge-offs for the three months ended December 31, 2013 were $7.9 million, a decrease of $5.3 million from the three months ended December 31, 2012, and comparable to recent quarter activity.
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
	(Dollars in thousands)
December 31, 2013
Real estate loans:
Residential non-Home Today
Ohio	140	$14,847	317	$27,617	457	$42,464
Florida	19	3,552	187	19,991	206	23,543
Kentucky	3	286	3	562	6	848
Total Residential non-Home Today	162	18,685	507	48,170	669	66,855
Residential Home Today
Ohio	244	14,642	371	16,803	615	31,445
Florida	6	484	17	676	23	1,160
Total Residential Home Today	250	15,126	388	17,479	638	32,605
Home equity loans and lines of credit
Ohio	147	4,214	220	5,036	367	9,250
Florida	48	3,065	180	3,966	228	7,031
California	8	725	26	1,268	34	1,993
Other	35	2,437	55	2,220	90	4,657
Total Home equity loans and lines of credit	238	10,441	481	12,490	719	22,931
Construction	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—
Total	650	$44,252	1,376	$78,139	2,026	$122,391

	Loans Delinquent for				Total
	30-89 Days		90 Days or More
	Number	Amount	Number	Amount	Number	Amount
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
Home equity loans and lines of credit
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

Loans delinquent 90 days or more decreased 0.1% to 0.8% of total net loans at December 31, 2013 from 0.9% at September 30, 2013, and decreased 0.4% from 1.2% at December 31, 2012. Loans delinquent 30 to 89 days decreased 0.1% to 0.4% of total net loans at December 31, 2013 from 0.5% at September 30, 2013, and remained constant at 0.4% from

December 31, 2012. During the last several years, the inability of borrowers to repay their loans has been primarily a result of high unemployment and uncertain economic prospects in our primary lending markets. Although regional employment levels have improved, the breadth and sustainability of the economic recovery remains tenuous and accordingly, we expect some borrowers who are current on their loans at December 31, 2013 to experience payment problems in the future. The excess number of housing units available for sale in certain segments of the market today also may limit a borrower’s ability to sell a home he or she can no longer afford. In many Florida areas, housing values continue to remain depressed due to prior rapid building and speculation, which has resulted in considerable inventory on the market and may limit a borrower’s ability to sell a home at a price that equals or exceeds the balance of the outstanding mortgage indebtedness.

The following table sets forth the recorded investments and categories of our non-performing assets and troubled debt restructurings at the dates indicated.

	December 31, 2013	September 30, 2013	December 31, 2012
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
Residential non-Home Today	$85,309	$91,048	$101,933
Residential Home Today	33,062	34,813	41,226
Home equity loans and lines of credit (1)	29,539	29,943	36,096
Construction	—	41	356
Consumer and other loans	—	—	—
Total non-accrual loans (2)(3)(4)	147,910	155,845	179,611
Real estate owned	21,853	22,666	18,605
Other non-performing assets	—	—	—
Total non-performing assets	$169,763	$178,511	$198,216
Ratios:
Total non-accrual loans to total loans	1.44%	1.53%	1.81%
Total non-accrual loans to total assets	1.30%	1.38%	1.58%
Total non-performing assets to total assets	1.49%	1.58%	1.74%
Troubled debt restructurings: (not included in non-accrual loans above)
Real estate loans:
Residential non-Home Today	$60,007	$63,045	$67,089
Residential Home Today	44,156	46,435	52,564
Home equity loans and lines of credit	6,754	7,092	6,246
Construction	215	259	607
Consumer and other loans	—	—	—
Total (5)	$111,132	$116,831	$126,506
_________________

(1)
The totals at December 31, 2013, September 30, 2013 and December 31, 2012 include $3.8 million, $5.3 million, and $7.1 million, respectively, of performing home equity lines of credit included in nonaccrual, pursuant to regulatory guidance regarding senior lien delinquency issued in January 2012.

(2)
Totals at December 31, 2013, September 30, 2013 and December 31, 2012, include $56.0 million, $54.3 million and $47.4 million, respectively, in troubled debt restructurings, which are less than 90 days past due but included with nonaccrual loans for a minimum period of six months from the restructuring date due to their non-accrual status prior to restructuring, because they have been partially charged off, or because all borrowers have been discharged of their obligation through a Chapter 7 bankruptcy (see note 4 below).

(3)	Includes $27.9 million, $30.6 million and $40.1 million in troubled debt restructurings that are 90 days or more past due at December 31, 2013, September 30, 2013 and December 31, 2012, respectively.

(4)
At December 31, 2013, September 30, 2013 and December 31, 2012, the recorded investment of troubled debt restructurings in non-accrual status includes $33.7 million, $34.0 million and $30.4 million of performing loans in Chapter 7 bankruptcy status where all borrowers have been discharged of their obligation per the OCC BAAS interpretive guidance issued in July 2012.

(5)
At December 31, 2013, September 30, 2013 and December 31, 2012, $14.3 million, $15.7 million and $15.2 million of accruing, performing loans in Chapter 7 bankruptcy status, where at least one borrower has been discharged of their obligation, are reported as troubled debt restructurings per the OCC BAAS interpretive guidance issued in July 2012.

The gross interest income that would have been recorded during the three months ended December 31, 2013 on non-accrual loans if they had been accruing during the entire period and troubled debt restructurings if they had been current and performing in accordance with their original terms during the entire period was $3.3 million. The interest income recognized on those loans included in net income for the three months ended December 31, 2013 was $1.7 million.

At December 31, 2013, September 30, 2013 and December 31, 2012, the recorded investment of impaired loans includes accruing troubled debt restructurings and loans that are returned to accrual status when contractual payments are less than 90 days past due. These loans continue to be individually evaluated for impairment until contractual payments are less than 30 days past due. Also, the recorded investment of non-accrual loans includes loans that are not included in the recorded investment of impaired loans because they are included in loans collectively evaluated for impairment. The table below sets forth the recorded investments and categories between non-accrual loans and impaired loans at the dates indicated.

	December 31, 2013	September 30, 2013	December 31, 2012
	(Dollars in thousands)
Non-Accrual Loans	$147,910	$155,845	$179,611
Accruing TDRs	111,132	116,831	126,506
Performing Impaired	8,665	7,761	6,573
Collectively Evaluated	(14,648)	(17,396)	(20,514)
Total Impaired loans	$253,059	$263,041	$292,176
In response to the economic challenges facing many borrowers, the Association continues to modify loans, resulting in $195.0 million of total troubled debt restructurings (accrual and non-accrual) recorded at December 31, 2013. There was a $6.7 million decrease in the recorded investment of troubled debt restructured loans from September 30, 2013 and a $19.1 million decrease in the aggregate balance from December 31, 2012.
Troubled debt restructuring is a method increasingly used to help families keep their homes and preserve our neighborhoods. This involves making changes to the borrowers’ loan terms through interest rate reductions, either for a specific period or for the remaining term of the loan; term extensions, including beyond that provided in the original agreement; principal forgiveness; capitalization of delinquent payments in special situations; or some combination of the above. Loans discharged through Chapter 7 bankruptcy are also reported as TDRs per OCC interpretive guidance issued in July 2012. For discussion on impairment measurement, see Note 4 to the Unaudited Interim Consolidated Financial Statements. LOANS AND ALLOWANCE FOR LOAN LOSSES.

The following table sets forth the recorded investment in accrual and non-accrual troubled debt restructured loans, by the types of concessions granted, as of December 31, 2013.

	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Modifications	Bankruptcy	Total
	(In thousands)
Accrual
Residential non-Home Today	$14,151	$1,105	$9,897	$15,337	$10,866	$8,651	$60,007
Residential Home Today	9,218	—	5,183	14,869	13,912	974	44,156
Home equity loans and lines of credit	80	747	611	366	323	4,627	6,754
Construction	—	215	—	—	—	—	215
Total	$23,449	$2,067	$15,691	$30,572	$25,101	$14,252	$111,132
Non-Accrual, Performing
Residential non-Home Today	$1,176	$295	$443	$3,035	$8,071	$19,159	$32,179
Residential Home Today	2,189	28	1,456	951	4,479	3,675	12,778
Home equity loans and lines of credit	—	30	—	—	82	10,886	10,998
Construction	—	—	—	—	—	—	—
Total	$3,365	$353	$1,899	$3,986	$12,632	$33,720	$55,955
Non-Accrual, Non-Performing
Residential non-Home Today	$2,097	$349	$1,456	$1,863	$1,695	$8,134	$15,594
Residential Home Today	2,635	100	1,607	2,124	2,741	589	9,796
Home equity loans and lines of credit	—	—	53	—	206	2,222	2,481
Construction	—	—	—	—	—	—	—
Total	$4,732	$449	$3,116	$3,987	$4,642	$10,945	$27,871
Total Troubled Debt Restructurings
Residential non-Home Today	$17,424	$1,749	$11,796	$20,235	$20,632	$35,944	$107,780
Residential Home Today	14,042	128	8,246	17,944	21,132	5,238	66,730
Home equity loans and lines of credit	80	777	664	366	611	17,735	20,233
Construction	—	215	—	—	—	—	215
Total	$31,546	$2,869	$20,706	$38,545	$42,375	$58,917	$194,958
Troubled debt restructurings in accrual status are loans accruing interest and performing according to the terms of the restructuring. To be performing, a loan must be less than 90 days past due as of the report date. Non-accrual, performing status indicates that a loan was not accruing interest at the time of modification, continues to not accrue interest and is performing according to the terms of the restructuring, but has not been current for at least six consecutive months since its modification or is being classified as non-accrual per the OCC guidance on loans in Chapter 7 bankruptcy status, where all borrowers have been discharged of their obligation. Non-accrual, non-performing status includes loans that are not accruing interest because they are greater than 90 days past due and therefore not performing according to the terms of the restructuring.
Since August 2008, 45.9% of loans modified through the Association's restructuring program are for borrowers who are current on their loans but who request a modification due to a recent or impending event that has caused or will cause a temporary financial strain and who receive concessions that would otherwise not be considered.

On December 31, 2013 the unpaid principal balance of our home equity loans and lines of credit portfolio consisted of $161.6 million in home equity loans (which included $128.2 million of home equity lines of credit which are in the amortization period and no longer eligible to be drawn upon), $1.7 million in bridge loans and $1.64 billion in home equity lines of credit. The following table sets forth credit exposure, principal balance, percent delinquent 90 days or more, the mean CLTV percent at the time of origination and the current mean CLTV percent of our home equity loans, home equity lines of credit and bridge loan portfolio as of December 31, 2013. Home equity lines of credit in the draw period are reported according to geographic distribution.

	Credit Exposure	Principal Balance	Percent Delinquent 90 days or More	Mean CLTV Percent at Origination (2)	Current Mean CLTV Percent (3)
	(Dollars in thousands)
Home equity lines of credit in draw period (by state)
Ohio	$1,251,288	$607,641	0.36%	61%	63%
Florida	697,837	508,378	0.70%	63%	81%
California	289,646	210,957	0.41%	68%	72%
Other (1)	521,542	316,674	0.30%	63%	68%
Total home equity lines of credit in draw period	2,760,313	1,643,650	0.46%	62%	68%
Home equity lines in repayment, home equity loans and bridge loans	163,352	163,352	3.02%	67%	53%
Total	$2,923,665	$1,807,002	0.69%	62%	67%
_________________

(1)	No individual state has a credit exposure or drawn balance greater than 5% of the total.

(2)	Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.

(3)
Current Mean CLTV is based on best available first mortgage and property values as of December 31, 2013. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.

At December 31, 2013, 42.6% of our home equity lending portfolio was either in first lien position (25.1%) or was in a subordinate (second) lien position behind a first lien that we held (7.3%) or behind a first lien that was held by a loan that we serviced for others (10.2%). In addition, at December 31, 2013, 19.1% of our home equity line of credit portfolio in the draw period was making only the minimum payment on their outstanding line balance.

The following table sets forth credit exposure, principal balance, percent delinquent 90 days or more, the mean CLTV percent at the time of origination and the current mean CLTV percent of our home equity loans, home equity lines of credit and bridge loan portfolio as of December 31, 2013. Home equity lines of credit in the draw period are by the calendar year originated:

	Credit Exposure	Principal Balance	Percent Delinquent 90 days or More	Mean CLTV Percent at Origination (1)	Current Mean CLTV Percent (2)
	(Dollars in thousands)
Home equity lines of credit in draw period
2003 and prior	$557,619	$291,048	0.50%	55%	57%
2004	147,311	81,706	0.89%	68%	66%
2005	105,541	64,418	1.01%	68%	73%
2006	252,201	164,762	0.87%	66%	79%
2007	392,489	277,767	0.39%	67%	82%
2008	819,758	533,935	0.38%	64%	70%
2009	338,031	169,166	0.12%	56%	61%
2010	29,602	13,063	—%	58%	57%
2011(3)	232	138	—%	39%	61%
2012	29,124	13,440	—%	52%	50%
2013	88,405	34,207	0.03%	59%	58%
Total home equity lines of credit in draw period	2,760,313	1,643,650	0.46%	62%	68%
Home equity lines in repayment, home equity loans and bridge loans	163,352	163,352	3.02%	67%	53%
Total	$2,923,665	$1,807,002	0.69%	62%	67%
_________________

(1)	Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.

(2)
Current Mean CLTV is based on best available first mortgage and property values as of December 31, 2013. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.

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

The following table sets forth the breakdown of current mean CLTV percentages for our home equity lines of credit in the draw period as of December 31, 2013.

	Credit Exposure	Principal Balance	Percent of Total	Percent Delinquent 90 days or More	Mean CLTV Percent at Origination (2)	Current Mean CLTV Percent (3)
	(Dollars in thousands)
Home equity lines of credit in draw period (by current mean CLTV)
< 80%	$1,826,194	$937,120	57.1%	0.39%	54%	54%
80 - 89.9%	386,526	252,041	15.3%	0.53%	77%	85%
90 - 100%	208,607	156,511	9.5%	0.44%	80%	95%
> 100%	299,761	274,950	16.7%	0.23%	79%	123%
Unknown	39,225	23,028	1.4%	0.34%	56%	(1)
	$2,760,313	$1,643,650	100.0%	0.40%	62%	68%
_________________

(1)	Market data necessary for stratification is not readily available.

(2)	Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.

(3)
Current Mean CLTV is based on best available first mortgage and property values as of December 31, 2013. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.

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
The amount and timing of mortgage servicing rights amortization is adjusted monthly based on actual results. In addition, on a quarterly basis, we perform a valuation review of mortgage servicing rights for potential decreases in value. This quarterly valuation review entails applying current assumptions to the portfolio classified by interest rates and, secondarily, by prepayment characteristics. At December 31, 2013, the capitalized value of our right to service $2.85 billion of loans for others was $13.4 million, or 0.47% of the serviced loan portfolio, and was based on an estimated weighted-average life of 4.6 years. Activity in the balance of mortgage servicing rights is summarized as follows:

	Three Months Ended
	December 31, 2013			December 31, 2012
	Mortgage Servicing Asset	Valuation Allowance	Net	Mortgage Servicing Asset	Valuation Allowance	Net
	(Dollars in thousands)
Balance - beginning of period	$14,074	$—	$14,074	$19,613	$—	$19,613
Additions from loan securitizations/sales	109		109	221		221
Amortization	(792)		(792)	(2,047)		(2,047)
Net change in valuation allowance		—	—		—	—
Balance - end of period	$13,391	$—	$13,391	$17,787	$—	$17,787
Fair value of capitalized amounts			$30,822			$21,455
At December 31, 2013, substantially all of the approximately 29,800 loans serviced for FNMA and others were performing in accordance with their contractual terms and management believes that it has no material repurchase obligations associated with these loans at that date. The following tables summarize our repurchases and loss reimbursements to investors, charges related to default servicing non-compliance and compensatory fees incurred during the indicated periods. All transactions were related to loans serviced for FNMA. There were no material repurchase or loss reimbursement requests outstanding at December 31, 2013. An accrual for $1.1 million has been established for probable losses at December 31, 2013. On November 7, 2013, the Association entered into a resolution agreement with FNMA pursuant to which, on November 14, 2013, the Association remitted $3.1 million to FNMA. The remittance amount included $0.4 million related to outstanding mortgage insurance claim payments on 42 loans. Under the terms of the resolution agreement, FNMA withdrew all outstanding repurchase and make-whole demands and generally waived its right to enforce future repurchase obligations with respect to all mortgage loans (approximately 23,400 active loans or loans with a remaining balance) that were originated by the Association between January 1, 2000 and December 31, 2008 and delivered to FNMA prior to January 1, 2009. The Association believes that by entering into this resolution agreement, a potentially large uncertainty with respect to future performance has been substantially reduced. Completion of the resolution agreement had no impact on earnings as the payment was fully funded by previously established accruals.

	Three Months Ended
	December 31, 2013			December 31, 2012
	Number of Loans	Balance	Losses or Charges Incurred	Number of Loans	Balance	Losses or Charges Incurred
	(Dollars in thousands)
Repurchased loans:
Non-recourse, performing loans(1)	—	—	—	4	533	—
Post-disposition file reviews(2)	1	—	51	6	—	351
Compensatory fees related to default servicing(3)	—	—	86	—	—	45
	1	$—	$137	10	$533	$396
_________________

(1) Repurchases of non-recourse, performing loans were the result of post-sales file reviews that identified underwriting (primarily debt-to-income ratio) non-compliance.
(2) Post-disposition file reviews resulted in losses or charges when loans which had been sold to FNMA failed to perform; the underlying collateral was sold; a loss was incurred; and a post-disposition file review identified underwriting (primarily debt-to-income ratio) non-compliance.
(3) Compensatory fees related to default servicing represented instances in which the Association's default servicing procedures did not comply with FNMA's servicing requirements.

Income Taxes. We consider accounting for income taxes a critical accounting policy due to the subjective nature of certain estimates that are involved in the calculation. We use the asset/liability method of accounting for income taxes in which deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. We must assess the realization of the deferred tax asset and, to the extent that we believe that recovery is not likely, a valuation allowance is established. Adjustments to increase or decrease existing valuation allowances, if any, are charged or credited, respectively, to income tax expense. At December 31, 2013, no valuation allowances were outstanding and even though we have determined a valuation allowance is not required for deferred tax assets at December 31, 2013, there is no guarantee that those assets will be recognizable in the future.

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

Comparison of Financial Condition at December 31, 2013 and September 30, 2013
Total assets increased $112.1 million, or 1%, to $11.38 billion at December 31, 2013 from $11.27 billion at September 30, 2013. This increase was mainly the result of an increase in the balance of our loans held for investment portfolio combined with increases in cash and cash equivalents, and in investment securities.
Cash and cash equivalents increased $30.9 million, or 11%, to $316.9 million at December 31, 2013 from $286.0 million at September 30, 2013. The net increase was attributed to the decision to maintain higher liquidity, mainly to fund the payment of semi-annual residential real estate taxes on behalf of our borrowers for whom we escrow their payments.
Investment securities increased $10.1 million, or 2%, to $487.5 million at December 31, 2013 from $477.4 million at September 30, 2013. Investment securities increased, as $44.1 million in purchases exceeded $30.0 million in principal paydowns and $1.0 million of net acquisition premium amortization that occurred in the mortgage-backed securities portfolio during the three months ended December 31, 2013. There were no sales of investment securities during the three months ended December 31, 2013.
Mortgage loans held for sale decreased $2.7 million, or 64%, to $1.5 million at December 31, 2013 from $4.2 million at September 30, 2013. During the three months ended December 31, 2013, loan sales of $20.9 million were completed, consisting of $11.1 million of fixed-rate loans to FNMA under the new eligibility guidelines and $9.8 million of fixed-rate loans that qualified under FNMA's Home Affordable Refinance Program. The balance of mortgage loans held for sale at December 31, 2013, was comprised solely and entirely of HARP II loans.
Loans held for investment, net, increased $73.8 million, or 1%, to $10.16 billion at December 31, 2013 from $10.08 billion at September 30, 2013. Supported by consistent loan growth, residential mortgage loans increased $113.8 million, or 1%, to $8.41 billion at December 31, 2013. The increase in residential mortgage loans included the negative impact of $9.9 million in net charge-offs during the three months ended December 31, 2013. The total allowance for loan losses decreased $7.2 million, or 8%, to $85.3 million at December 31, 2013 from $92.5 million at September 30, 2013, mainly as a result of the newly implemented practice of fully charging off the balance of delinquent loans that had not been resolved through the foreclosure process for over 1,500 days. During the three months ended December 31, 2013, $192.0 million of three and five year “SmartRate” loans were originated while $279.1 million of 10, 15, and 30 year fixed-rate first mortgage loans were originated. These fixed-rate originations were partially offset by paydowns and fixed-rate loan sales. Between September 30, 2013 and December 31, 2013 the total fixed-rate portion of our first mortgage loan portfolio increased $66.4 million and was comprised of an increase of $124.9 million in the balance of fixed-rate loans with original terms of 10 years or less, and a decrease of $58.6 million in the balance of fixed-rate loans with original terms greater than 10 years. Historically, the preponderance of our new loan originations was comprised of fixed-rate loans which were frequently offset by fixed-rate loan sales. During the three months ended December 31, 2013, we recorded $20.9 million in loan sales to FNMA, which included $9.8 million of agency-compliant HARP II loans and $11.1 million of long-term, fixed-rate, agency-compliant, non-HARP II first mortgage loans. The relatively low volume of long-term, fixed-rate first mortgage loan sales since June 30, 2010 reflected the impact of changes imposed by FNMA, the Association’s primary loan investor, related to requirements for loans that it accepts, as well as the strategy of originating adjustable-rate loans to be held for investment on our balance sheet. The sale of non-HARP II loans in the current quarter is the result of our recent implementation of certain loan origination changes required by FNMA, and which resulted in our November 15, 2013 reinstatement as an approved seller to FNMA. Refer to the Controlling Our Interest Rate Risk Exposure section of the Overview for additional discussion regarding loan sales to FNMA and our management of interest rate risk.
Partially offsetting the increase in residential mortgage loans, there was a $51.4 million decrease in home equity loans and lines of credit during the current quarter. Between June 28, 2010 and March 20, 2012, we suspended the acceptance of new home equity loan and line of credit applications with the exception of bridge loans. Beginning in March, 2012, we offered redesigned home equity lines of credit to qualifying existing home equity customers, subject to certain property and credit performance conditions. In February 2013 we further modified the product design and in April 2013 we extended the offer to both existing home equity customers and new consumers in Ohio, Florida and selected counties in Kentucky. At December 31, 2013, the recorded investment related to home equity lines of credit originated subsequent to March 20, 2012, totaled $48.7 million. At December 31, 2013, pending commitments to extend new home equity lines of credit to our existing customers totaled $9.1 million. Refer to the Controlling Our Interest Rate Risk Exposure section of the Overview for additional information.
Deposits decreased $150.3 million, or 2%, to $8.31 billion at December 31, 2013 from $8.46 billion at September 30, 2013. The decrease in deposits resulted from a $176.2 million decrease in our CDs, partially offset by a $10.1 million increase in our high-yield savings accounts (a subcategory of our savings accounts) and a $16.2 million increase in our high-yield checking accounts (a subcategory of our negotiable order of withdrawal accounts). We believe that our high-yield savings accounts as well as our high-yield checking accounts provide a stable source of funds. In addition, our high-yield savings accounts are expected to reprice in a manner similar to our home equity lending products, and, therefore, assist us in managing interest rate risk. To manage our cost of funds, maturing, higher rate CDs were replaced by other lower rate savings products that we offered or, if the depositor withdrew their maturing accounts, the monies were replaced by borrowings from the FHLB of Cincinnati or longer-term (four to five years) brokered CDs. The balance of brokered CDs at December 31, 2013 was $55.0 million, an increase of $42.0 million since September 30, 2013.
Borrowed funds, all from the FHLB of Cincinnati, increased $240.9 million or 32%, to $986.0 million at December 31, 2013 from $745.1 million at September 30, 2013. The increase was comprised mainly of a $124.0 million increase in lower cost, short-term borrowings combined with a $116.7 million increase in long-term borrowings, the proceeds of which were primarily held in interest earning cash and cash equivalents which augment our liquidity. The increase in advances can also be attributed to a combination of loan growth and net savings deposits outflow.
Principal, interest and related escrow on loans serviced decreased $15.7 million, or 21%, to $60.0 million at December 31, 2013 from $75.7 million at September 30, 2013. Principal and interest collected decreased $12.0 million combined with a $3.7 million decrease in retained tax payments collected from borrowers during the current period. Principal and interest will fluctuate based on normal curtailments and paydowns which are influenced by the relative level of market interest rates. Additionally, the balance is generally reflective of the balance of the portfolio of loans serviced for others which decreased during the quarter from $2.97 billion at September 30, 2013 to $2.85 billion at December 31, 2013.

Accrued expenses and other liabilities increased $48.8 million, or 119%, to $89.9 million at December 31, 2013 from $41.1 million at September 30, 2013. This change primarily reflects the in-transit status of $43.9 million of real estate tax payments that have been collected from borrowers and are being remitted to various taxing agencies combined with a $7.4 million increase in our federal tax liability.
Total shareholders’ equity decreased $9.0 million, or less than 1%, to $1.86 billion at December 31, 2013 from $1.87 billion at September 30, 2013. This decrease primarily reflected $16.0 million of net income reduced by $26.1 million of repurchases of outstanding common stock and was further impacted by adjustments related to awards under the stock-based compensation plan, the allocation of shares held by the ESOP, and accumulated other comprehensive loss. Pursuant to the non-objection of the Federal Reserve, the Company's fourth stock repurchase program was completed during the quarter ended December 31, 2013. A total of 2,156,250 shares were repurchased at an average cost of $12.09 per share.

Comparison of Operating Results for the Three Months Ended December 31, 2013 and 2012
Average balances and yields. The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effects thereof were not material. Average balances are derived from daily average balances. Non-accrual loans were included in the computation of loan average balances, and have been reflected in the table as carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense.

	Three Months Ended			Three Months Ended
	December 31, 2013			December 31, 2012
	Average Balance	Interest Income/ Expense	Yield/ Cost (1)	Average Balance	Interest Income/ Expense	Yield/ Cost (1)
	(Dollars in thousands)
Interest-earning assets:
Other interest-earning cash equivalents	$236,681	$159	0.27%	$231,792	$161	0.28%
Investment securities	7,181	8	0.45%	9,701	9	0.37%
Mortgage-backed securities	473,791	2,092	1.77%	427,186	1,104	1.03%
Loans	10,222,086	90,401	3.54%	10,388,657	98,689	3.80%
Federal Home Loan Bank stock	35,680	359	4.02%	35,620	425	4.77%
Total interest-earning assets	10,975,419	93,019	3.39%	11,092,956	100,388	3.62%
Noninterest-earning assets	297,358			283,771
Total assets	$11,272,777			$11,376,727
Interest-bearing liabilities:
NOW accounts	$1,025,147	$365	0.14%	$1,009,467	$705	0.28%
Savings accounts	1,813,501	950	0.21%	1,793,360	1,682	0.38%
Certificates of deposit	5,526,519	21,947	1.59%	6,056,119	28,748	1.90%
Borrowed funds	817,687	1,962	0.96%	417,743	837	0.80%
Total interest-bearing liabilities	9,182,854	25,224	1.10%	9,276,689	31,972	1.38%
Noninterest-bearing liabilities	221,956			287,183
Total liabilities	9,404,810			9,563,872
Shareholders’ equity	1,867,967			1,812,855
Total liabilities and shareholders’ equity	$11,272,777			$11,376,727
Net interest income		$67,795			$68,416
Interest rate spread (2)(3)			2.29%			2.24%
Net interest-earning assets (4)	$1,792,565			$1,816,267
Net interest margin (2)(5)		2.47%			2.47%
Average interest-earning assets to average interest-bearing liabilities	119.52%			119.58%
Selected performance ratios:
Return on average assets (2)		0.57%			0.39%
Return on average equity (2)		3.43%			2.46%
Average equity to average assets		16.57%			15.93%
_________________

(1)	Loans include both mortgage loans held for sale and loans held for investment.

(2)	Annualized.

(3)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by total interest-earning assets.

General. Net income increased $4.8 million to $16.0 million for the three months ended December 31, 2013 from $11.2 million for the three months ended December 31, 2012. The increase in net income was attributable primarily to a decrease in the provision for loan losses partially offset by a decrease in net gain on the sale of loans.
Interest Income. Interest income decreased $7.4 million, or 7%, to $93.0 million during the three months ended December 31, 2013 compared to $100.4 million during the same three months in the prior year. The decrease in interest income resulted primarily from a decrease in interest income from loans partially offset by an increase in income on mortgage backed securities.
Interest income on loans decreased $8.3 million, or 8%, to $90.4 million for the three months ended December 31, 2013 compared to $98.7 million for the three months ended December 31, 2012. This decrease was attributed to a 26 basis point decrease in the average yield on loans to 3.54% for the three months ended December 31, 2013 from 3.80% for the same three months in the prior year as historically low interest rates have kept the level of refinance activity relatively high. Additionally, both our “Smart Rate” adjustable-rate first mortgage loan and our 10 year, fixed-rate first mortgage loan originations for the three months ended December 31, 2013, were originated at interest rates below rates offered on our traditional 15 and 30 year fixed-rate products and contributed to the lower average yield. The lower yields on loans were combined with a $166.6 million decrease in the average balance of loans to $10.22 billion in the current three month period compared to $10.39 billion during the same three months in the prior year as repayments and loan sales exceeded new loan production, and resulted in less interest income on loans.
Interest income on mortgage-backed securities increased $1.0 million, or 91%, to $2.1 million for the three months ended December 31, 2013 compared to $1.1 million during the same three months in the prior year. This increase was attributed to a 74 basis point increase in the average yield on mortgage-backed securities to 1.77% for the three months in the current year from 1.03% for the same three months in the prior year, as the increase in market interest rates during the year provided higher yields on newly purchased securities and extended the expected durations for the securities held in portfolio, most of which had been purchased at a premium, which in turn, increased our yields as the purchase premiums will be amortized over a longer period of time. The higher yields were combined with a $46.6 million, or 11%, increase in the average balance of mortgage-backed securities to $473.8 million for the three months ended December 31, 2013 compared to $427.2 million during the same three months last year, and resulted in increased interest income on mortgage-backed securities.
Interest Expense. Interest expense decreased $6.8 million, or 21%, to $25.2 million during the current three months compared to $32.0 million during the three months ended December 31, 2012. The change resulted primarily from a decrease in interest expense on CDs and to a lesser extent, decreases in interest expense on savings and NOW accounts, partially offset by an increase in interest expense on borrowed funds.
Interest expense on CDs decreased $6.8 million, or 24%, to $21.9 million during the three months ended December 31, 2013 compared to $28.7 million during the three months ended December 31, 2012. The decrease was attributed to a 31 basis point decrease in the average rate paid on CDs to 1.59% for the three months in the current year from 1.90% for the same three months in the prior year combined with a $529.6 million, or 9%, decrease in the average balance of certificates of deposit to $5.53 billion during the current three months from $6.06 billion during the same three months of the prior year. Rates were adjusted on deposits in response to changes in general market rates as well as to changes in the rates paid by our competition on short-term CDs. Additionally, to optimally manage our funding costs during the current three month period, maturing, higher rate CDs were replaced by other lower rate savings products or borrowed funds.
Interest expense on borrowed funds increased $1.2 million, or 150%, to $2.0 million during the three months ended December 31, 2013 from $0.8 million during the three months ended December 31, 2012. The increase was attributed to a $400.0 million increase in the average balance of borrowed funds to $817.7 million during the current three months from $417.7 million during the same three months of the prior year. In addition, the average rate paid on borrowed funds increased 16 basis points to 0.96% during the three months ended December 31, 2013 from 0.80% during the three months ended December 31, 2012. To better manage funding costs, longer term borrowed funds from the FHLB of Cincinnati were used to replace maturing higher rate CDs.
Net Interest Income. Net interest income decreased $0.6 million, or less than 1%, to $67.8 million during the three months ended December 31, 2013 from $68.4 million during the three months ended December 31, 2012. We experienced an improvement in our interest rate spread, which increased five basis points to 2.29% compared to 2.24% during the same three months last year. Our net interest margin was 2.47% for the current and prior year three month periods. Our average net interest-earning assets decreased $23.7 million, to $1.79 billion during the current three months from $1.82 billion during the three months ended December 31, 2012.

Provision for Loan Losses. Based on our evaluation of the factors described earlier, we recorded a provision for loan losses of $6.0 million during the three months ended December 31, 2013 and a provision of $18.0 million during the three months ended December 31, 2012. The level of net charge-offs during the current three months remained unchanged from the three months ended December 31, 2012, at $13.3 million. The current provision reflected reduced levels of loan delinquencies but was tempered by our awareness of the relative values of residential properties in comparison to their cyclical peaks as well as the uncertainty that persists in the current economic environment, which continues to challenge many of our loan customers. As delinquencies in the portfolio have been resolved through pay-off, short sale or foreclosure, or management determines the collateral is not sufficient to satisfy the loan, uncollected balances have been charged against the allowance for loan losses previously provided. The net charge-offs of $13.3 million during the three months ended December 31, 2013 included $5.3 million of loans charged-off due to a new practice, instituted this quarter, of fully charging off loans that have not been resolved due to prolonged foreclosure proceedings and have remained delinquent for more than 1,500 days. These loans previously were recorded at estimated net realizable value, with the potential for additional loss recognized within the allowance for loan losses. Any future foreclosure proceeds on these loans will result in recoveries of prior charge-offs. Net charge-offs exceeded the $6.0 million loan loss provision recorded for the current three months and resulted in a decrease in the balance of the allowance for loan losses. The loan loss provision of $18.0 million recorded for the three months ended December 31, 2012 exceeded net charge-offs of $13.3 million. The allowance for loan losses was $85.3 million, or 0.83% of the total recorded investment in loans receivable, at December 31, 2013, compared to $105.2 million, or 1.06% of the total recorded investment in loans receivable, at December 31, 2012. Balances of recorded investments are net of deferred fees and any applicable loans-in-process.
The total recorded investment in non-accrual loans decreased $7.9 million during the three month period ended December 31, 2013 compared to a $2.9 million decrease during the three month period ended December 31, 2012. The recorded investment in non-accrual loans in our residential, non-Home Today portfolio decreased $5.7 million, or 6%, during the current three month period, to $85.3 million at December 31, 2013, compared to a $3.8 million decrease during the three month period ended December 31, 2012. At December 31, 2013, the recorded investment in our non-Home Today portfolio was $8.22 billion, compared to $8.10 billion at September 30, 2013. During the current three month period, non-Home Today net charge-offs were $7.0 million, inclusive of $4.4 million of charge-offs related to loans delinquent more than 1,500 days, as compared to net charge-offs of $4.3 million during the three months ended December 31, 2012.
The recorded investment in non-accrual loans in our residential, Home Today portfolio decreased $1.8 million, or 5% during the current three month period, to $33.1 million at December 31, 2013 compared to a $0.1 million increase during the three month period ended December 31, 2012. At December 31, 2013, the recorded investment in our Home Today portfolio was $168.8 million, compared to $175.6 million at September 30, 2013. During the current three month period, Home Today net charge-offs were $2.8 million, inclusive of $0.9 million of charge-offs related to loans delinquent more than 1,500 days, as compared to net charge-offs of $3.4 million during the three months ended December 31, 2012.
The recorded investment in non-accrual home equity loans and lines of credit decreased $0.4 million, or 1%, during the current three month period, to $29.5 million at December 31, 2013 compared to a $0.8 million increase during the three month period ended December 31, 2012. The recorded investment in our home equity loans and lines of credit portfolio at December 31, 2013, was $1.81 billion, compared to $1.87 billion at September 30, 2013. During the current three month period, home equity loans and lines of credit net charge-offs were $3.3 million and there were no charge-offs related to loans delinquent more than 1,500 days, as compared to net charge-offs of $5.5 million during the three months ended December 31, 2012. We believe that non-performing home equity loans and lines of credit, on a relative basis, represent a higher level of credit risk than non-Home Today loans as these home equity loans and lines of credit generally hold subordinated positions.
Non-Interest Income. Non-interest income decreased $3.1 million, or 38%, to $5.1 million during the current three months compared to $8.2 million during the three months ended December 31, 2012, mainly as a result of reduced gains on the sales of loans.
Income Tax Expense. The provision for income taxes was $8.0 million during the current three month period compared to $5.0 million during the three months ended December 31, 2012. The provision for the current three month period included $8.0 million of federal income tax provision and $33 thousand of state income tax provision. The provision for the three months ended December 31, 2012 included $5.0 million of federal income tax provision and $9 thousand of state income tax provision. Our effective federal tax rate was 33.2% during the current three months compared to 30.8% during the three months ended December 31, 2012. Our provision for income taxes in the current three months is aligned with our expectations for the full fiscal year. Our expected effective income tax rates are below the federal statutory rate because of our ownership of bank-owned life insurance.

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
While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Association’s Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We seek to maintain a minimum liquidity ratio of 5% (which we compute as the sum of cash and cash equivalents plus unpledged investment securities for which ready markets exist, divided by total assets). For the three months ended December 31, 2013, our liquidity ratio averaged 6.36%. We believe that we had sufficient sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2013.
We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities and the objectives of our asset/liability management program. Excess liquid assets are generally invested in interest-earning deposits and short- and intermediate-term securities.
Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2013, cash and cash equivalents totaled $316.9 million which represented an increase of 11% from September 30, 2013. The increase can be attributed to maintaining additional liquidity to fund the payment of semi-annual residential real estate taxes on behalf of our borrowers for whom we escrow their payments.
Investment securities classified as available-for-sale, which provide additional sources of liquidity, totaled $487.5 million at December 31, 2013.
Between July 1, 2010 and May 2013, our traditional mortgage loan processing did not comply with FNMA’s standard requirements and accordingly, during that time, and until FNMA reinstated the Association as an approved seller on November 15, 2013, our ability to meaningfully manage liquidity through the use of loan sales was limited. In response to this limitation and the accompanying interest rate risk management implications, the following steps have been taken:

•	during the quarter ended June 30, 2012, the Association implemented the procedures necessary for participation in FNMA's HARP II program;

•	during the fiscal year ended September 30, 2013 the Association negotiated several loan sales with private investors; and

•
in May 2013, the Association adopted the loan origination process changes required by FNMA that will be applied to a portion of its fixed-rate loan originations and subsequent to the Association's November 15, 2013 reinstatement as an approved seller by FNMA, which enables the Association to securitize and sell those loans that are originated using the FNMA compliant procedures, in the secondary market.

During the three month period ended December 31, 2013, loan sales totaled $20.9 million, which included $9.8 million of loans that qualified under FNMA's HARP II initiative with the remainder comprised of long-term, fixed-rate residential, non-HARP II first mortgage loans, which were sold to FNMA subsequent to the Association's reinstatement as an approved seller. At December 31, 2013, $1.5 million of long-term, fixed-rate residential first mortgage loans were classified as “held for sale”, all of which qualified under FNMA's HARP II initiative. There were no loan sale commitments outstanding at December 31, 2013.
Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows (unaudited) included in the unaudited interim Consolidated Financial Statements.

At December 31, 2013, we had $539.4 million in loan commitments outstanding. In addition to commitments to originate loans, we had $1.12 billion in undisbursed home equity lines of credit to borrowers. Certificates of deposit due within one year of December 31, 2013 totaled $2.23 billion, or 26.8% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, sales of investment securities, other deposit products, including new certificates of deposit, brokered certificates of deposit, FHLB advances, borrowings from the FRB-Cleveland Discount Window or other collateralized borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2014. We believe, however, based on past experience, that a significant portion of such deposits will remain with us. Generally, we have the ability to attract and retain deposits by adjusting the interest rates offered.
Our primary investing activities are originating residential mortgage loans and purchasing investments. During the three months ended December 31, 2013, we originated $471.2 million of residential mortgage loans, and during the three months ended December 31, 2012, we originated $447.5 million of residential mortgage loans. We purchased $44.1 million of securities during the three months ended December 31, 2013, and $90.3 million during the three months ended December 31, 2012.
Financing activities consist primarily of changes in deposit accounts, changes in the balances of principal and interest owed on loans serviced for others, FHLB advances and borrowings from the FRB-Cleveland Discount Window. We experienced a net decrease in total deposits of $150.3 million during the three months ended December 31, 2013, which reflected the active management of the offered rates on maturing, medium term (four to six years) CDs, and compared to a net decrease of $176.9 million during the three months ended December 31, 2012. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. The net decrease in total deposits during the three months ended December 31, 2013 was tempered by a $42.0 million increase in the balance of brokered CDs, to $55.0 million, from $13.0 million at September 30, 2013. Principal and interest owed on loans serviced for others decreased $15.8 million during the three months ended December 31, 2013 compared to a net increase of $1.5 million during the three months ended December 31, 2012. This change primarily reflected a decrease in the level of loan refinance activity between the two periods and was muted by the reduced size of the serviced loan portfolio. During the three months ended December 31, 2013 we increased our advances from the FHLB of Cincinnati by $240.9 million as we actively managed our liquidity ratio. During the three months ended December 31, 2012, our advances from the FHLB of Cincinnati decreased by $20.2 million.
Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of Cincinnati and the FRB-Cleveland Discount Window, each of which provides an additional source of funds. Additionally, we may participate in the brokered certificates of deposit market. At December 31, 2013 we had $986.0 million of FHLB of Cincinnati advances and no outstanding borrowings from the FRB-Cleveland Discount Window. Additionally, at December 31, 2013 we had $55.0 million of brokered certificates of deposit. During the three months ended December 31, 2013, we had average outstanding advances from the FHLB of Cincinnati of $817.7 million as compared to average outstanding advances of $417.7 million during the three months ended December 31, 2012. At December 31, 2013 we had the ability to immediately borrow an additional $9.0 million from the FHLB of Cincinnati and $168.9 million from the FRB-Cleveland Discount Window. From the perspective of collateral value securing FHLB of Cincinnati advances, our capacity limit for additional borrowings beyond the immediately available limits at December 31, 2013 was $4.01 billion, subject to satisfaction of the FHLB of Cincinnati common stock ownership requirement. To satisfy the common stock ownership requirement we would have to increase our ownership of FHLB of Cincinnati common stock by an additional $80.2 million. Additionally, we can consider the brokered CD market in evaluating funding alternatives.
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
The weighted capital ratios pursuant to asset risk weightings as they are structured under the new rule differ unfavorably when compared to current computations. The Association estimates the impact of the new rule on reported risk weighted capital ratios to be immaterial.
As of December 31, 2013 the Association exceeded all regulatory requirements to be considered “Well Capitalized” as presented in the table below (dollar amounts in thousands).

	Actual		Required
	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$1,610,627	23.11%	$696,870	10.00%
Core Capital to Adjusted Tangible Assets	1,525,345	13.45%	566,929	5.00%
Tier 1 Capital to Risk-Weighted Assets	1,525,345	21.89%	418,122	6.00%
The capital ratios of the Company as of December 31, 2013 are presented in the table below (dollar amounts in thousands).

	Actual
	Amount	Ratio
Total Capital to Risk-Weighted Assets	$1,946,746	27.82%
Core Capital to Adjusted Tangible Assets	1,861,464	16.37%
Tier 1 Capital to Risk-Weighted Assets	1,861,464	26.60%
Prior to its July 21, 2011 merger into the OCC, the OTS issued, effective February 7, 2011, memoranda of understanding covering the Association, Third Federal Savings, MHC and the Company. On December 22, 2012, the Association's primary regulator terminated the MOU applicable to the Association. However, the MOU applicable to Third Federal Savings, MHC and the Company, which, since July 21, 2011, has been enforced by the FRS, has not been terminated. The items in the MOU applicable to Third Federal Savings, MHC and the Company pertain to any plans for new debt, dividends or stock repurchases and the further refinement and enhancement of our enterprise risk management processes. Specifically, the Company is required to submit a written request for non-objection to the FRS at least 45 days prior to the anticipated date of any proposed debt, dividend or capital distribution (e.g. stock repurchase) transactions and without the receipt of a written non-objection from the FRS, is prohibited from consummating any such proposed transaction. On September 26, 2013, the Company announced that it had received the FRS's written non-objection to the resumption of its fourth stock repurchase plan that, at that time, had 2,156,250 shares of its outstanding common stock remaining to be purchased under the terms of the plan. Repurchases of those shares were completed during the quarter ended December 31, 2013. Although the Company has received a written non-objection with respect to its fourth stock repurchase plan and is diligently working with the FRS to resolve the remaining concerns so that the Company can extend its stock repurchase program and can initiate the process required to pay a dividend, such actions remain subject to receipt of the FRS's written non-objection as specified in the MOU, until the remaining concerns of our regulator are resolved. To date, no new stock repurchase programs have been announced. The requirements of the MOU carry costs to implement which has increased our non-interest expense.The requirements of the MOU which are applicable to the Company and Third Federal Savings, MHC will remain in effect until our regulator decides to terminate, suspend or modify them.
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
During the three months ended December 31, 2013, $20.9 million of agency-compliant, long-term, fixed-rate mortgage loans were sold, all on a servicing retained basis, and, at December 31, 2013, $1.5 million of agency-compliant, long-term, fixed-rate residential first mortgage loans were classified as “held for sale”. Of the loan sales during the three months ended December 31, 2013, $9.8 million was comprised of long-term (15 to 30 years), fixed-rate first mortgage loans which were sold under FNMA's HARP II program, and $11.1 million of long-term (15 to 30 years), fixed-rate first mortgage loans which had been originated under our revised procedures were sold to FNMA after November 15, 2013 under our re-instated seller contract, as described in the next paragraph. At December 31, 2013, no loan sales commitments were outstanding.
FNMA, historically the Association’s primary loan investor, implemented, effective July 1, 2010, certain loan origination requirement changes affecting loan eligibility that we chose not to adopt until May 2013. Subsequent to the May 2013 implementation date of our revised procedures, and, upon review and validation by FNMA which was received on November 15, 2013, we expect that those fixed-rate, first mortgage loans (primarily fixed-rate, mortgage refinances with terms of 15 years or more and HARP II loans) that are originated under the revised procedures, will thereafter be eligible for sale to FNMA either as whole loans or as mortgage-backed securities. We expect that certain loan types (i.e. our Smart Rate adjustable-rate loans, purchase fixed-rate loans and 10 year fixed-rate loans) will continue to be originated under our legacy procedures. For loans originated prior to May 2013 and for those loans originated subsequent to April 2013 that are not originated under the revised (FNMA) procedures, the Association’s ability to reduce interest rate risk via loan sales is limited to those loans that have established payment histories, strong borrower credit profiles and are supported by adequate collateral values that meet the requirements of private third-party investors similar to the four transactions that were completed during fiscal 2013. In response to the evolving secondary market environment, since July 2010, we have actively marketed an adjustable-rate mortgage loan product and beginning in fiscal 2012, have promoted a 10 year fixed-rate mortgage loan product. Each of these products provides us with improved interest rate risk characteristics when compared to longer-term, fixed-rate mortgage loans. Shortening the average maturity of our interest-earning assets by increasing our investments in shorter-term loans and investments, as well as loans and investments with variable rates of interest, helps to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our net interest income to changes in market interest rates. By following these strategies, we believe that we are better positioned to react to increases in market interest rates.
Economic Value of Equity. Using customized modeling software, the Association prepares periodic estimates of the amounts by which the net present value of its cash flows from assets, liabilities and off-balance sheet items (the institution’s economic value of equity or EVE) would change in the event of a range of assumed changes in market interest rates. The simulation model uses a discounted cash flow analysis and an option-based pricing approach in measuring the interest rate sensitivity of EVE. The model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumption that instantaneous changes (measured in basis points) occur at all maturities along the United States Treasury yield curve and other relevant market interest rates. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 2% to 3% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. The model is tailored specifically to our organization, which, we believe, improves its predictive accuracy. The following table presents the estimated changes in the Association’s EVE at December 31, 2013 that would result from the indicated instantaneous changes in the United States Treasury yield curve and other relevant market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

				EVE as a Percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)	Estimated EVE (2)	Estimated Increase (Decrease) in EVE		EVE Ratio (4)	Increase (Decrease) (basis points)
		Amount	Percent
	(Dollars in thousands)
+300	$1,482,377	$(539,006)	(27.0)%	14.21%	(345)
+200	1,681,212	(340,171)	(17.0)%	15.61%	(205)
+100	1,870,722	(150,661)	(7.0)%	16.83%	(83)
0	2,021,383	—	—	17.66%	—
-100	2,102,534	81,151	4.0%	17.95%	29
_________________

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	EVE Ratio represents EVE divided by the present value of assets.
The table above indicates that at December 31, 2013, in the event of an increase of 200 basis points in all interest rates, the Association would experience a 17.0% decrease in EVE. In the event of a 100 basis point decrease in interest rates, the Association would experience a 4.0% increase in EVE.
The following table is based on the calculations contained in the previous table, and sets forth the change in the EVE at a +200 basis point rate of shock at December 31, 2013, with comparative information as of September 30, 2013. By regulation the Association must measure and manage its interest rate risk for interest rate shocks relative to established risk tolerances in EVE.
Risk Measure (+200 bps Rate Shock)

	At December 31, 2013	At September 30, 2013
Pre-Shock EVE Ratio	17.66%	18.97%
Post-Shock EVE Ratio	15.61%	17.28%
Sensitivity Measure in basis points	(205)	(169)
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
Accordingly, although the EVE tables provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our EVE and will differ from actual results. The deterioration in the sensitivity measures at December 31, 2013 when compared to the sensitivity measures at September 30, 2013 primarily reflects the impact of two items. First, market interest rates for terms of two years or more generally increased during the three months ended December 31, 2013, which normally has an unfavorable impact on our IRR profile. The interest rate increases generally ranged from 6 basis points for the two year term to 42 basis points for the ten year term. And second, during the quarter, the Association paid an $85 million cash dividend to the Company. Because of its intercompany nature, this payment had no impact on the Company's capital position but reduced the Association's regulatory capital and regulatory capital ratios and increased its negative percentage change in EVE by approximately 70 basis points. At December 31, 2013, the IRR simulation results were in line with management's expectations and were within the risk limits established by our board of directors.
Our simulation model possesses random patterning capabilities and accommodates extensive regression analytics applicable to the prepayment and decay profiles of our borrower and depositor portfolios. The model facilitates the generation of alternative modeling scenarios and provides us with timely decision making data that is integral to our IRR management processes. Modeling our IRR profile and measuring our IRR exposure are processes that are subject to continuous revision, refinement, modification, enhancement, back testing and validation. We continually evaluate, challenge and update the methodology and assumptions used in our IRR model, including behavioral equations that have been derived based on third-party studies of our customer historical performance patterns. Changes to the methodology and/or assumptions used in the model will result in reported IRR profiles and reported IRR exposures that will be different, and perhaps significantly, from the results reported above.
Earnings at Risk. In addition to EVE calculations, we use our simulation model to analyze the sensitivity of our net interest income to changes in interest rates (the institution’s EaR). Net interest income is the difference between the interest income that we earn on our interest-earning assets, such as loans and securities, and the interest that we pay on our interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what our net interest income would be for prospective 12 and 24 month periods using customized (based on our portfolio characteristics) assumptions with respect to loan prepayment rates, default rates and deposit decay rates, and the implied forward yield curve as of the market date for assumptions as to projected interest rates. We then calculate what the net interest income would be for the same period in the event of instantaneous changes in market interest rates. The simulation process is subject to continual enhancement, modification, refinement and adaptation in order that it might most accurately reflect our current circumstances, factors and expectations. As of December 31, 2013, we estimated that our EaR for the 12 months ending December 31, 2014 would decrease by 1.5% in the event of an instantaneous 200 basis point increase in market interest rates. The deterioration in this estimated amount when compared to our September 30, 2013 estimated decrease of 0.5% for the then ensuing 12 month period, is primarily reflective of the increase in market interest rates, and to a lesser extent, resulted from the impact of the $85 million dividend payment, both as described above. At December 31, 2013, the IRR simulations results were in line with management's expectations and were within the risk limits established by our board of directors.
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
Other Considerations. The EVE and EaR analyses are similar in that they both start with the same month end balance sheet amounts, weighted average coupon and maturity. The underlying prepayment, decay and default assumptions are also the same and they both start with the same month end "markets" (Treasury and Libor yield curves, etc.). From that similar starting point, the models follow divergent paths. EVE is a stochastic model using 300 different interest rate paths to compute market value at the cohorted transaction level for each of the categories on the balance sheet whereas EaR uses the implied forward curve to compute interest income/expense at the cohorted transaction level for each of the categories on the balance sheet.
EVE is considered as a point in time calculation with a "liquidation" view of the Association where all the cash flows (including interest, principal and prepayments) are modeled and discounted using discount factors derived from the current market yield curves. It provides a long term view and helps to define changes in equity and duration as a result of changes in interest rates. On the other hand, EaR is based on balance sheet projections going one year and two years forward and assumes new business volume and pricing to calculate net interest income under different interest rate environments. EaR is calculated to determine the sensitivity of net interest income under different interest rate scenarios. With each of these models specific policy limits have been established that are compared with the actual month end results. These limits have been approved by the Association's board of directors and are used as benchmarks to evaluate and moderate interest rate risk. In the event that there is a breach of policy limits, management is responsible for taking such action, similar to those described under the preceding heading of General, as may be necessary in order to return the Association's interest rate risk profile to a position that is in compliance with the policy. At December 31, 2013 the IRR profile as disclosed above did not breach our internal limits.
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
Item 1A. Risk Factors
There have been no material changes in the “Risk Factors” disclosed in the Holding Company’s Annual Report on Form 10-K, filed with the SEC on November 27, 2013 (File No. 001-33390).
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table summarizes our stock repurchase activity during the quarter ended December 31, 2013 and the stock repurchase plan approved by our Board of Directors.

		Average	Total Number of	Maximum Number
	Total Number	Price	Shares Purchased	of Shares that May
	of Shares	Paid per	as Part of Publicly	Yet be Purchased
Period	Purchased	Share	Announced Plans (1)	Under the Plans
October 1, 2013 through October 31, 2013	1,424,900	12.12	1,424,900	731,350
November 1, 2013 through November 30, 2013	731,350	12.03	731,350	—
December 1, 2013 through December 31, 2013	—	—	—	—
	2,156,250	12.09	2,156,250

1)
On March 12, 2009, the Company announced its fourth stock repurchase program, which authorizes the repurchase of up to an additional 3,300,000 shares of the Company’s outstanding common stock. Purchases under the program will be on an ongoing basis, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses of capital, regulatory restrictions and our financial performance. Repurchased shares will be held as treasury stock and be available for general corporate use. The fourth stock repurchase program was completed on November 19, 2013. Our last repurchases prior to the current quarter occurred during the quarter ended December 31, 2009.

On September 26, 2013, the Company announced that it had received FRS written non-objection to the resumption of its fourth stock repurchase plan that, at that time, had 2,156,250 shares of its outstanding common stock remaining to be purchased under the terms of the plan. Repurchases began on October 1, 2013. Although the Company has received a written non-objection with respect to its fourth stock repurchase plan and is diligently working with the FRS to resolve the remaining concerns so that the Company can extend its stock repurchase program and can initiate the process required to pay a dividend, such actions remain subject to receipt of the FRS's written non-objection as specified in the MOU, until the remaining concerns of our regulator are resolved. The requirements of the MOU which are applicable to the Company and Third Federal Savings, MHC will remain in effect until our regulator decides to terminate, suspend or modify them.

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

101
The following financial statements from TFS Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013, filed on February 7, 2014, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements.

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

TFS Financial Corporation

Dated:	February 7, 2014	/s/ Marc A. Stefanski
Marc A. Stefanski
Chairman of the Board, President and Chief Executive Officer

Dated:	February 7, 2014	/s/ David S. Huffman
David S. Huffman
Chief Financial Officer and Secretary