Form 10-Q
period 2014-03-31
TFS Financial CORP
filed 2014-05-08
CIK 1381668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________
FORM 10-Q
________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2014
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
As of May 5, 2014 there were 305,853,224 shares of the Registrant’s common stock, par value $0.01 per share, outstanding, of which 227,119,132 shares, or 74.3% of the Registrant’s common stock, were held by Third Federal Savings and Loan Association of Cleveland, MHC, the Registrant’s mutual holding company.

TFS Financial Corporation

GLOSSARY OF TERMS
TFS Financial Corporation provides the following list of acronyms as a tool for the reader. The acronyms identified below are used in the Consolidated Financial Statements, the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

AOCI: Accumulated Other Comprehensive Income	GAAP: Generally Accepted Accounting Principles
ARM: Adjustable Rate Mortgage	GVA: General Valuation Allowances
ASC: Accounting Standards Codification	HARP: Home Affordable Refinance Program
ASU: Accounting Standards Update	High LTV: High loan-to-value
Association: Third Federal Savings and Loan	HPI: Home Price Index
Association of Cleveland	IRR: Interest Rate Risk
BAAS: OCC Bank Accounting Advisory Series	IRS: Internal Revenue Service
CDs: Certificates of Deposit	IVA: Individual Valuation Allowance
CFPB: Consumer Financial Protection Bureau	LIP: Loans-in-Process
CLTV: Combined Loan-to-Value	MGIC: Mortgage Guaranty Insurance Corporation
Company: TFS Financial Corporation and its	MOU: Memorandum of Understanding
subsidiaries	MVA: Market Valuation Allowances
DFA: Dodd-Frank Wall Street Reform and Consumer	NOW: Negotiable Order of Withdrawal
Protection Act of 2010	OCC: Office of the Comptroller of the Currency
DIF: Depository Insurance Fund	OCI: Other Comprehensive Income
EaR: Earnings at Risk	OTS: Office of Thrift Supervision
ESOP: Third Federal Employee (Associate) Stock	PMI: Private Mortgage Insurance
Ownership Plan	PMIC: PMI Mortgage Insurance Co.
EVE: Economic Value of Equity	QTL: Qualified Thrift Lender
FASB: Financial Accounting Standards Board	REMICs: Real Estate Mortgage Investment Conduits
FDIC: Federal Deposit Insurance Corporation	REIT: Real Estate Investment Trust
FHFA: Federal Housing Finance Agency	SEC: United States Securities and Exchange
FHLB: Federal Home Loan Bank	Commission
Fannie Mae: Federal National Mortgage Association	SVA: Specific Valuation Allowances
FRB-Cleveland: Federal Reserve Bank of Cleveland	TDR: Troubled Debt Restructuring
FRS: Board of Governors of the Federal Reserve System	Third Federal Savings, MHC: Third Federal Savings
and Loan Association of Cleveland, MHC

Item 1. Financial Statements
TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION (unaudited)
(In thousands, except share data)

	March 31, 2014	September 30, 2013
ASSETS
Cash and due from banks	$35,366	$34,694
Interest-earning cash equivalents	232,436	251,302
Cash and cash equivalents	267,802	285,996
Investment securities:
Available for sale (amortized cost $490,181 and $480,664, respectively)	486,625	477,376
Mortgage loans held for sale, at lower of cost or market ($1,164 and $3,369 measured at fair value, respectively)	1,509	4,179
Loans held for investment, net:
Mortgage loans	10,444,046	10,185,674
Other consumer loans	4,076	4,100
Deferred loan fees, net	(7,913)	(13,171)
Allowance for loan losses	(83,391)	(92,537)
Loans, net	10,356,818	10,084,066
Mortgage loan servicing assets, net	12,845	14,074
Federal Home Loan Bank stock, at cost	40,405	35,620
Real estate owned	19,912	22,666
Premises, equipment, and software, net	58,195	58,517
Accrued interest receivable	31,382	31,489
Bank owned life insurance contracts	186,909	183,724
Other assets	72,039	71,639
TOTAL ASSETS	$11,534,441	$11,269,346
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$8,415,490	$8,464,499
Borrowed funds	1,070,132	745,117
Borrowers’ advances for insurance and taxes	65,229	71,388
Principal, interest, and related escrow owed on loans serviced	53,412	75,745
Accrued expenses and other liabilities	46,050	41,120
Total liabilities	9,650,313	9,397,869
Commitments and contingent liabilities
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 332,318,750 shares issued; 307,199,672 and 309,230,591 outstanding at March 31, 2014 and September 30, 2013, respectively	3,323	3,323
Paid-in capital	1,699,328	1,696,370
Treasury stock, at cost; 25,119,078 and 23,088,159 shares at March 31, 2014 and September 30, 2013, respectively	(302,723)	(278,215)
Unallocated ESOP shares	(68,251)	(70,418)
Retained earnings—substantially restricted	561,133	529,021
Accumulated other comprehensive loss	(8,682)	(8,604)
Total shareholders’ equity	1,884,128	1,871,477
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,534,441	$11,269,346
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(In thousands, except share and per share data)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$90,545	$95,241	$180,946	$193,930
Investment securities available for sale	2,305	1,079	4,405	2,192
Other interest and dividend earning assets	495	515	1,013	1,101
Total interest and dividend income	93,345	96,835	186,364	197,223
INTEREST EXPENSE:
Deposits	21,962	28,030	45,224	59,165
Borrowed funds	2,349	875	4,311	1,712
Total interest expense	24,311	28,905	49,535	60,877
NET INTEREST INCOME	69,034	67,930	136,829	136,346
PROVISION FOR LOAN LOSSES	5,000	10,000	11,000	28,000
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	64,034	57,930	125,829	108,346
NON-INTEREST INCOME:
Fees and service charges, net of amortization	2,393	2,146	4,682	4,449
Net gain on the sale of loans	533	1,257	872	4,279
Increase in and death benefits from bank owned life insurance contracts	1,583	1,577	3,196	3,182
Other	1,025	1,126	1,862	2,443
Total non-interest income	5,534	6,106	10,612	14,353
NON-INTEREST EXPENSE:
Salaries and employee benefits	23,325	21,824	45,407	42,427
Marketing services	3,360	3,127	6,613	6,252
Office property, equipment and software	5,283	5,293	10,272	10,314
Federal insurance premium and assessments	2,547	3,243	5,094	6,957
State franchise tax	1,731	1,749	3,418	3,412
Real estate owned expense, net	3,008	1,516	4,953	2,681
Other operating expenses	5,677	8,477	12,033	15,720
Total non-interest expense	44,931	45,229	87,790	87,763
INCOME BEFORE INCOME TAXES	24,637	18,807	48,651	34,936
INCOME TAX EXPENSE	8,252	6,017	16,242	10,993
NET INCOME	$16,385	$12,790	$32,409	$23,943
Earnings per share—basic and diluted	$0.05	$0.04	$0.11	$0.08
Weighted average shares outstanding
Basic	300,261,921	301,753,966	300,450,112	301,664,171
Diluted	301,529,980	302,651,575	301,697,091	302,451,344

See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(In thousands)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Net income	$16,385	$12,790	$32,409	$23,943
Other comprehensive income (loss), net of tax
Change in net unrealized income (loss) on securities available for sale	1,773	(214)	(174)	(924)
Change in pension obligation	48	90	96	180
Total other comprehensive income (loss)	1,821	(124)	(78)	(744)
Total comprehensive income	$18,206	$12,666	$32,331	$23,199
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)
Six Months Ended March 31, 2014 and 2013
(In thousands)

	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance at September 30, 2012	$3,323	$1,691,884	$(280,937)	$(74,751)	$473,247	$(5,916)	$1,806,850
Net income	—	—	—	—	23,943	—	23,943
Other comprehensive loss, net of tax	—	—	—	—	—	(744)	(744)
ESOP shares allocated or committed to be released	—	(91)	—	2,167	—	—	2,076
Compensation costs for stock-based plans	—	3,259	—	—	—	—	3,259
Treasury stock allocated to restricted stock plan	—	(1,231)	1,308	—	(77)	—	—
Balance at March 31, 2013	$3,323	$1,693,821	$(279,629)	$(72,584)	$497,113	$(6,660)	$1,835,384

Balance at September 30, 2013	$3,323	$1,696,370	$(278,215)	$(70,418)	$529,021	$(8,604)	$1,871,477
Net income	—	—	—	—	32,409	—	32,409
Other comprehensive loss, net of tax	—	—	—	—	—	(78)	(78)
ESOP shares allocated or committed to be released	—	416	—	2,167	—	—	2,583
Compensation costs for stock-based plans	—	3,591	—	—	—	—	3,591
Excess tax effect from stock-based compensation	—	43	—	—	—	—	43
Purchase of treasury stock (2,156,250 shares)			(26,058)				(26,058)
Treasury stock allocated to restricted stock plan	—	(1,092)	1,550	—	(297)	—	161
Balance at March 31, 2014	$3,323	$1,699,328	$(302,723)	$(68,251)	$561,133	$(8,682)	$1,884,128
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In thousands)

	For the Six Months Ended
	March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$32,409	$23,943
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	6,335	5,335
Excess tax effect related to stock-based compensation	43	—
Depreciation and amortization	5,976	12,197
Provision for loan losses	11,000	28,000
Net gain on the sale of loans	(872)	(4,279)
Other net losses	1,626	1,987
Principal repayments on and proceeds from sales of loans held for sale	16,513	36,744
Loans originated for sale	(13,480)	(31,589)
Increase in bank owned life insurance contracts	(3,202)	(3,191)
Net (increase) decrease in interest receivable and other assets	(538)	5,267
Net increase (decrease) in accrued expenses and other liabilities	5,083	(8,207)
Other	202	162
Net cash provided by operating activities	61,095	66,369
CASH FLOWS FROM INVESTING ACTIVITIES:
Loans originated	(1,155,941)	(1,019,128)
Principal repayments on loans	836,092	1,186,955
Proceeds from principal repayments and maturities of:
Securities available for sale	59,947	111,624
Proceeds from sale of:
Loans	24,738	189,534
Real estate owned	12,708	13,568
Purchases of:
FHLB stock	(4,785)	—
Securities available for sale	(71,292)	(152,210)
Premises and equipment	(2,230)	(4,646)
Other	18	(12)
Net cash (used in) provided by investing activities	(300,745)	325,685
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(49,009)	(224,137)
Net decrease in borrowers’ advances for insurance and taxes	(6,159)	(7,111)
Net decrease in principal and interest owed on loans serviced	(22,333)	(12,650)
Net increase (decrease) in short term borrowed funds	128,344	(305,892)
Proceeds from long term borrowed funds	230,000	140,000
Repayment of long term borrowed funds	(33,329)	(6,380)
Purchase of treasury shares	(26,058)	—
Net cash provided by (used in) financing activities	221,456	(416,170)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(18,194)	(24,116)
CASH AND CASH EQUIVALENTS—Beginning of period	285,996	308,262
CASH AND CASH EQUIVALENTS—End of period	$267,802	$284,146
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest on deposits	$44,943	$59,482
Cash paid for interest on borrowed funds	3,968	1,604
Cash paid for income taxes	6,000	13,200
SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to real estate owned	11,230	12,460
Transfer of loans from held for sale to held for investment	—	144,841
Transfer of loans from held for investment to held for sale	24,619	323,027
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands unless otherwise indicated)

1.	BASIS OF PRESENTATION
TFS Financial Corporation, a federally chartered stock holding company, conducts its principal activities through its wholly owned subsidiaries. The principal line of business of the Company is retail consumer banking, including mortgage lending, deposit gathering, and, to a much lesser extent other financial services. On March 31, 2014, approximately 74% of the Company’s outstanding shares were owned by a federally chartered mutual holding company, Third Federal Savings and Loan Association of Cleveland, MHC. The thrift subsidiary of TFS Financial Corporation is Third Federal Savings and Loan Association of Cleveland.
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
The unaudited interim consolidated financial statements were prepared without an audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial condition of the Company at March 31, 2014, and its results of operations and cash flows for the periods presented. In accordance with Regulation S-X for interim financial information, these statements do not include certain information and footnote disclosures required for complete audited financial statements. The Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013 contains consolidated financial statements and related notes, which should be read in conjunction with the accompanying interim consolidated financial statements. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2014 or for any other period.

2.	EARNINGS PER SHARE
Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. For purposes of computing earnings per share amounts, outstanding shares include shares held by the public, shares held by the ESOP that have been allocated to participants or committed to be released for allocation to participants, the 227,119,132 shares held by Third Federal Savings, MHC, and, for purposes of computing dilutive earnings per share, stock options and restricted stock units with a dilutive impact. At March 31, 2014 and 2013, respectively, the ESOP held 6,825,100 and 7,258,440 shares that were neither allocated to participants nor committed to be released to participants.

The following is a summary of the Company's earnings per share calculations.

	For the Three Months Ended March 31,
	2014			2013
	Income	Shares	Per share amount	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$16,385			$12,790
Less: income allocated to restricted stock units	79			68
Basic earnings per share:
Income available to common shareholders	$16,306	300,261,921	$0.05	$12,722	301,753,966	$0.04
Diluted earnings per share:
Effect of dilutive potential common shares		1,268,059			897,609
Income available to common shareholders	$16,306	301,529,980	$0.05	$12,722	302,651,575	$0.04

	For the Six Months Ended March 31,
	2014			2013
	Income	Shares	Per share amount	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$32,409			$23,943
Less: income allocated to restricted stock units	156			126
Basic earnings per share:
Income available to common shareholders	$32,253	300,450,112	$0.11	$23,817	301,664,171	$0.08
Diluted earnings per share:
Effect of dilutive potential common shares		1,246,979			787,173
Income available to common shareholders	$32,253	301,697,091	$0.11	$23,817	302,451,344	$0.08
The following is a summary of outstanding stock options and restricted stock units that are excluded from the computation of diluted earnings per share because their inclusion would be anti-dilutive.

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2014	2013	2014	2013
Options to purchase shares	3,907,600	5,395,509	3,923,600	6,509,209
Restricted stock units	—	30,000	—	30,000

3.	INVESTMENT SECURITIES
Investments available for sale are summarized as follows:

	March 31, 2014
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. government and agency obligations	$2,000	$31	$—	$2,031
Freddie Mac certificates	604	35	—	639
Ginnie Mae certificates	10,424	288	—	10,712
REMICs	465,445	1,708	(6,135)	461,018
Fannie Mae certificates	11,123	760	(243)	11,640
Money market accounts	585	—	—	585
Total	$490,181	$2,822	$(6,378)	$486,625

	September 30, 2013
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. government and agency obligations	$2,000	$37	$—	$2,037
Freddie Mac certificates	894	56	—	950
Ginnie Mae certificates	11,919	423	—	12,342
REMICs	448,881	1,506	(5,810)	444,577
Fannie Mae certificates	11,495	805	(305)	11,995
Money market accounts	5,475	—	—	5,475
Total	$480,664	$2,827	$(6,115)	$477,376

Gross unrealized losses on securities and the estimated fair value of the related securities, aggregated by investment category and length of time the individual securities have been in a continuous loss position, at March 31, 2014 and September 30, 2013, were as follows:

	March 31, 2014
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$210,446	$4,094	$91,345	$2,041	$301,791	$6,135
Fannie Mae certificates	4,807	243	—	—	4,807	243
Total	$215,253	$4,337	$91,345	$2,041	$306,598	$6,378

	September 30, 2013
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$237,774	$4,984	$45,768	$826	$283,542	$5,810
Fannie Mae certificates	4,806	305	—	—	4,806	305
Total	$242,580	$5,289	$45,768	$826	$288,348	$6,115

The unrealized losses on investment securities were attributable to interest rate increases. The contractual terms of U.S. government and agency obligations do not permit the issuer to settle the security at a price less than the par value of the investment. The contractual cash flows of mortgage-backed securities are guaranteed by Fannie Mae, Freddie Mac and Ginnie

Mae. REMICs are issued by or backed by securities issued by these governmental agencies. It is expected that the securities would not be settled at a price substantially less than the amortized cost of the investment. The U.S. Treasury Department established financing agreements in 2008 to ensure Fannie Mae and Freddie Mac meet their obligations to holders of mortgage-backed securities that they have issued or guaranteed.
Since the decline in value is attributable to changes in interest rates and not credit quality and because the Association has neither the intent to sell the securities nor is it more likely than not the Association will be required to sell the securities for the time periods necessary to recover the amortized cost, these investments are not considered other-than-temporarily impaired. At March 31, 2014, the amortized cost and fair value of U.S. government and agency obligations available for sale due in more than one year but less than five years are $2,000 and $2,031, respectively as compared to $2,000 and $2,037 at September 30, 2013.

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES
Loans held for investment consist of the following:

	March 31, 2014	September 30, 2013
Real estate loans:
Residential non-Home Today	$8,486,701	$8,118,511
Residential Home Today	165,226	178,353
Home equity loans and lines of credit	1,758,811	1,858,398
Construction	70,236	72,430
Real estate loans	10,480,974	10,227,692
Other consumer loans	4,076	4,100
Less:
Deferred loan fees—net	(7,913)	(13,171)
LIP	(36,928)	(42,018)
Allowance for loan losses	(83,391)	(92,537)
Loans held for investment, net	$10,356,818	$10,084,066
At March 31, 2014 and September 30, 2013, respectively, $1,509 and $4,179 of long-term loans were classified as mortgage loans held for sale.
A large concentration of the Company’s lending is in Ohio and Florida. As of March 31, 2014 and September 30, 2013, the percentages of residential real estate loans held in Ohio were 72% and 74%, respectively, and the percentages held in Florida were 18% as of both dates. As of both March 31, 2014 and September 30, 2013, home equity loans and lines of credit were concentrated in the states of Ohio (39%), Florida (29%), California (12%) and New Jersey (5%). The economic conditions and market for real estate in those states, including to a greater extent Florida, have impacted the ability of borrowers in those areas to repay their loans.
Home Today is an affordable housing program targeted to benefit low- and moderate-income home buyers. Through this program the Association provided the majority of loans to borrowers who would not otherwise qualify for the Association’s loan products, generally because of low credit scores. Although the credit profiles of borrowers in the Home Today program might be described as sub-prime, Home Today loans generally contain the same features as loans offered to our non-Home Today borrowers. Borrowers in the Home Today program must complete financial management education and counseling and must be referred to the Association by a sponsoring organization with which the Association has partnered as part of the program. Borrowers must also meet a minimum credit score threshold. Because the Association applied less stringent underwriting and credit standards to the majority of Home Today loans, loans originated under the program have greater credit risk than its traditional residential real estate mortgage loans. While effective March 27, 2009, the Home Today underwriting guidelines were changed to be substantially the same as the Association’s traditional first mortgage product, the majority of loans in this program were originated prior to that date. As of March 31, 2014 and September 30, 2013, the principal balance of Home Today loans originated prior to March 27, 2009 was $162,074 and $174,974, respectively. The Association does not offer, and has not offered, loan products frequently considered to be designed to target sub-prime borrowers containing features such as higher fees or higher rates, negative amortization, a loan-to-value ratio greater than 100%, or pay option adjustable-rate mortgages.

The recorded investment of loan receivables in non-accrual status is summarized in the following table. Balances are net of deferred fees.

	March 31, 2014	September 30, 2013
Real estate loans:
Residential non-Home Today	$80,915	$91,048
Residential Home Today	31,469	34,813
Home equity loans and lines of credit	30,162	29,943
Construction	151	41
Total real estate loans	142,697	155,845
Other consumer loans	—	—
Total non-accrual loans	$142,697	$155,845
Loans are placed in non-accrual status when they are contractually 90 days or more past due. Loans modified in troubled debt restructurings that were in non-accrual status prior to the restructurings remain in non-accrual status for a minimum of six months after restructuring. Additionally, home equity loans and lines of credit where the customer has a severely delinquent first mortgage and loans in Chapter 7 bankruptcy status where all borrowers have been discharged of their obligation are placed in non-accrual status. At March 31, 2014 and September 30, 2013, respectively, the recorded investment in non-accrual loans includes $54,869 and $54,311 in troubled debt restructurings which are current according to the terms of their agreement, of which $33,270 and $34,001 are performing loans classified as troubled debt restructurings due to Chapter 7 bankruptcy status primarily where all borrowers have been discharged of their obligations. Additionally, at March 31, 2014 and September 30, 2013, the recorded investment in non-accrual status loans includes $3,490 and $5,277, respectively, of performing second lien loans subordinate to first mortgages delinquent greater than 90 days.
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
An age analysis of the recorded investment in loan receivables that are past due at March 31, 2014 and September 30, 2013 is summarized in the following tables. When a loan is more than one month past due on its scheduled payments, the loan is considered 30 days or more past due. Balances are net of deferred fees and any applicable loans-in-process.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
March 31, 2014
Real estate loans:
Residential non-Home Today	$11,773	$4,428	$44,391	$60,592	$8,414,444	$8,475,036
Residential Home Today	6,541	2,325	16,222	25,088	137,607	162,695
Home equity loans and lines of credit	5,903	3,341	13,107	22,351	1,742,985	1,765,336
Construction	—	—	151	151	32,915	33,066
Total real estate loans	24,217	10,094	73,871	108,182	10,327,951	10,436,133
Other consumer loans	—	—	—	—	4,076	4,076
Total	$24,217	$10,094	$73,871	$108,182	$10,332,027	$10,440,209

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
September 30, 2013
Real estate loans:
Residential non-Home Today	$15,398	$4,874	$56,484	$76,756	$8,024,657	$8,101,413
Residential Home Today	8,597	5,989	18,341	32,927	142,666	175,593
Home equity loans and lines of credit	7,495	4,776	12,042	24,313	1,841,111	1,865,424
Construction	—	—	41	41	30,032	30,073
Total real estate loans	31,490	15,639	86,908	134,037	10,038,466	10,172,503
Other consumer loans	—	—	—	—	4,100	4,100
Total	$31,490	$15,639	$86,908	$134,037	$10,042,566	$10,176,603
During the quarter ended March 31, 2014, $1,300 in recoveries were recorded representing the cumulative one-time payment received as a result of PMIC increasing the cash percentage of the partial claim payment plan as discussed later in this note. During the quarter ended December 31, 2013, $5,321 of residential loans were deemed uncollectible and fully charged-off as a result of implementing a new practice of charging off the remaining balance on loans that had remained delinquent and stalled in the foreclosure process for greater than 1,500 days. These loans previously were recorded at estimated net realizable value, with the potential for additional loss recognized within the allowance for loan losses. Any future foreclosure proceeds on these loans would result in recoveries of prior charge-offs. Activity in the allowance for loan losses is summarized as follows:

	For the Three Months Ended March 31, 2014
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential non-Home Today	$33,462	$1,865	$(3,707)	$1,022	$32,642
Residential Home Today	20,479	(2,412)	(2,388)	1,240	16,919
Home equity loans and lines of credit	31,227	5,624	(4,258)	1,192	33,785
Construction	114	(77)	—	8	45
Total real estate loans	85,282	5,000	(10,353)	3,462	83,391
Other consumer loans	—	—	—	—	—
Total	$85,282	$5,000	$(10,353)	$3,462	$83,391

	For the Three Months Ended March 31, 2013
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential non-Home Today	$33,091	$6,084	$(5,264)	$261	$34,172
Residential Home Today	24,383	7,138	(3,839)	61	27,743
Home equity loans and lines of credit	47,246	(3,073)	(6,670)	1,465	38,968
Construction	481	(149)	(48)	50	334
Total real estate loans	105,201	10,000	(15,821)	1,837	101,217
Other consumer loans	—	—	—	—	—
Total	$105,201	$10,000	$(15,821)	$1,837	$101,217

	For the Six Months Ended March 31, 2014
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential non-Home Today	$35,427	$6,946	$(11,183)	$1,452	$32,642
Residential Home Today	24,112	(3,219)	(5,321)	1,347	16,919
Home equity loans and lines of credit	32,818	7,381	(8,935)	2,521	33,785
Construction	180	(108)	(41)	14	45
Total real estate loans	92,537	11,000	(25,480)	5,334	83,391
Other consumer loans	—	—	—	—	—
Total	$92,537	$11,000	$(25,480)	$5,334	$83,391

	For the Six Months Ended March 31, 2013
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential non-Home Today	$31,618	$11,861	$(9,899)	$592	$34,172
Residential Home Today	22,588	12,376	(7,373)	152	27,743
Home equity loans and lines of credit	45,508	4,186	(12,978)	2,252	38,968
Construction	750	(423)	(53)	60	334
Total real estate loans	100,464	28,000	(30,303)	3,056	101,217
Other consumer loans	—	—	—	—	—
Total	$100,464	$28,000	$(30,303)	$3,056	$101,217

The recorded investment in loan receivables at March 31, 2014 and September 30, 2013 is summarized in the following table. The table provides details of the recorded balances according to the method of evaluation used for determining the allowance for loan losses, distinguishing between determinations made by evaluating individual loans and determinations made by evaluating groups of loans not individually evaluated. Balances of recorded investments are net of deferred fees and any applicable loans-in-process.

	March 31, 2014			September 30, 2013
	Individually	Collectively	Total	Individually	Collectively	Total
Real estate loans:
Residential non-Home Today	$136,820	$8,338,216	$8,475,036	$149,102	$7,952,311	$8,101,413
Residential Home Today	71,997	90,698	162,695	79,065	96,528	175,593
Home equity loans and lines of credit	35,810	1,729,526	1,765,336	34,387	1,831,037	1,865,424
Construction	151	32,915	33,066	487	29,586	30,073
Total real estate loans	244,778	10,191,355	10,436,133	263,041	9,909,462	10,172,503
Other consumer loans	—	4,076	4,076	—	4,100	4,100
Total	$244,778	$10,195,431	$10,440,209	$263,041	$9,913,562	$10,176,603

An analysis of the allowance for loan losses at March 31, 2014 and September 30, 2013 is summarized in the following table. The analysis provides details of the allowance for loan losses according to the method of evaluation, distinguishing between allowances for loan losses determined by evaluating individual loans and allowances for loan losses determined by evaluating groups of loans not individually evaluated.

	March 31, 2014			September 30, 2013
	Individually	Collectively	Total	Individually	Collectively	Total
Real estate loans:
Residential non-Home Today	$8,632	$24,010	$32,642	$7,138	$28,289	$35,427
Residential Home Today	6,195	10,724	16,919	7,677	16,435	24,112
Home equity loans and lines of credit	537	33,248	33,785	1,018	31,800	32,818
Construction	—	45	45	5	175	180
Total real estate loans	15,364	68,027	83,391	15,838	76,699	92,537
Other consumer loans	—	—	—	—	—	—
Total	$15,364	$68,027	$83,391	$15,838	$76,699	$92,537
At March 31, 2014 and September 30, 2013, individually evaluated loans that required an allowance were comprised only of loans evaluated for impairment based on the present value of cash flows, such as performing troubled debt restructurings, and loans with a further deterioration in the fair value of collateral not yet identified as uncollectible. All other individually evaluated loans received a charge-off, if applicable.
Because many variables are considered in determining the appropriate level of general valuation allowances, directional changes in individual considerations do not always align with the directional change in the balance of a particular component of the general valuation allowance. At March 31, 2014 and September 30, 2013, respectively, allowances on individually reviewed loans evaluated for impairment based on the present value of cash flows, such as performing troubled debt restructurings were $15,263 and $15,749, and allowances on loans with further deteriorations in the fair value of collateral not yet identified as uncollectible were $101 and $89.
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
As described earlier in this footnote, Home Today loans have greater credit risk than traditional residential real estate mortgage loans. At March 31, 2014 and September 30, 2013, respectively, approximately 47% and 50% of Home Today loans include private mortgage insurance coverage. The majority of the coverage on these loans was provided by PMI Mortgage Insurance Co., which the Arizona Department of Insurance seized in 2011 and indicated that all claims payments would be reduced by 50%. In March 2013, PMIC notified the Association that all payments would be paid at 55% of the claim with the remainder deferred. In March 2014, PMIC notified the Association that the cash percentage of the partial claim payment plan would increase further to 67% of the claim. Appropriate adjustments have been made to the Association’s affected valuation allowances and charge-offs, and estimated loss severity factors were adjusted accordingly for loans evaluated collectively. The amount of loans in our owned portfolio covered by mortgage insurance provided by PMIC as of March 31, 2014 and September 30, 2013, respectively, was $214,514 and $236,713 of which $197,398 and $214,920 was current. The amount of loans in our owned portfolio covered by mortgage insurance provided by Mortgage Guaranty Insurance Corporation as of March 31, 2014 and September 30, 2013, respectively, was $84,117 and $91,478 of which $82,731 and $90,099 was current. As of March 31, 2014, MGIC's long-term debt rating, as published by the major credit rating agencies, did not meet the requirements to qualify as "high credit quality"; however, MGIC continues to make claims payments in accordance with its contractual obligations and the Association has not increased its estimated loss severity factors related to MGIC's claim paying ability. No other loans were covered by mortgage insurers that were deferring claim payments or which were assessed as being non-investment grade.
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
Other consumer loans are comprised of loans secured by certificate of deposit accounts, which are fully recoverable in the event of non-payment.
The recorded investment and the unpaid principal balance of impaired loans, including those reported as troubled debt restructurings, as of March 31, 2014 and September 30, 2013 are summarized as follows. Balances of recorded investments are net of deferred fees.

	March 31, 2014			September 30, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Residential non-Home Today	$80,384	$103,894	$—	$86,040	$114,799	$—
Residential Home Today	30,545	62,280	—	33,163	66,366	—
Home equity loans and lines of credit	28,925	41,669	—	27,494	58,267	—
Construction	151	169	—	422	544	—
Other consumer loans	—	—	—	—	—	—
Total	$140,005	$208,012	$—	$147,119	$239,976	$—
With an allowance recorded:
Residential non-Home Today	$56,436	$57,466	$8,632	$63,062	$64,468	$7,138
Residential Home Today	41,452	42,125	6,195	45,902	46,698	7,677
Home equity loans and lines of credit	6,885	6,934	537	6,893	6,996	1,018
Construction	—	—	—	65	65	5
Other consumer loans	—	—	—	—	—	—
Total	$104,773	$106,525	$15,364	$115,922	$118,227	$15,838
Total impaired loans:
Residential non-Home Today	$136,820	$161,360	$8,632	$149,102	$179,267	$7,138
Residential Home Today	71,997	104,405	6,195	79,065	113,064	7,677
Home equity loans and lines of credit	35,810	48,603	537	34,387	65,263	1,018
Construction	151	169	—	487	609	5
Other consumer loans	—	—	—	—	—	—
Total	$244,778	$314,537	$15,364	$263,041	$358,203	$15,838
At March 31, 2014 and September 30, 2013, respectively, the recorded investment in impaired loans includes $189,671 and $201,692 of loans modified in troubled debt restructurings of which $26,591 and $30,550 were 90 days or more past due.
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
____________________________

(1)
Prior to 12/31/2011, partial charge-offs were not used, but an SVA was established when the recorded investment in the loan exceeded the fair value of the collateral less costs to dispose. Individual loans were only charged off when a triggering event occurred, such as a foreclosure action was culminated, a short sale was approved, or a deed was accepted in lieu of repayment.

(2)	Prior to 9/30/2010, impairment evaluations on equity loans were performed when the loan was greater than 180 days delinquent.
Loans modified in troubled debt restructurings that are not evaluated based on collateral are separately evaluated for impairment on a loan by loan basis at the time of restructuring and at each subsequent reporting date for as long as they are reported as troubled debt restructurings. The impairment evaluation is based on the present value of expected future cash flows discounted at the effective interest rate of the original loan. Expected future cash flows include a discount factor representing a potential for default. Valuation allowances are recorded for the excess of the recorded investments over the result of the cash flow analysis. Loans discharged in Chapter 7 bankruptcy are reported as troubled debt restructurings and also evaluated based on the present value of expected future cash flows unless evaluated based on collateral. We evaluate these loans using the expected future cash flows because we expect the borrower, not liquidation of the collateral, to be the source of repayment for the loan. Other consumer loans are not considered for restructuring. A loan modified in a troubled debt restructuring is classified as an impaired loan for a minimum of one year. After one year, a loan is no longer included in the balance of impaired loans if the loan was modified to yield a market rate for loans of similar credit risk at the time of restructuring and the loan is not impaired based on the terms of the restructuring agreement. No troubled debt restructurings were reclassified from impaired loans during the quarters ended or six months ended March 31, 2014 and March 31, 2013.
The average recorded investment in impaired loans and the amount of interest income recognized during the period that the loans were impaired are summarized below.

	For the Three Months Ended March 31,
	2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential non-Home Today	$80,383	$294	$92,774	$258
Residential Home Today	31,130	66	35,450	18
Home equity loans and lines of credit	28,752	85	27,619	114
Construction	340	1	666	4
Other consumer loans	—	—	—	—
Total	$140,605	$446	$156,509	$394
With an allowance recorded:
Residential non-Home Today	$59,000	$680	$65,963	$803
Residential Home Today	42,427	536	53,691	632
Home equity loans and lines of credit	6,888	59	7,947	64
Construction	—	—	402	4
Other consumer loans	—	—	—	—
Total	$108,315	$1,275	$128,003	$1,503
Total impaired loans:
Residential non-Home Today	$139,383	$974	$158,737	$1,061
Residential Home Today	73,557	602	89,141	650
Home equity loans and lines of credit	35,640	144	35,566	178
Construction	340	1	1,068	8
Other consumer loans	—	—	—	—
Total	$248,920	$1,721	$284,512	$1,897

	For the Six Months Ended March 31,
	2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential non-Home Today	$83,212	$575	$94,058	$657
Residential Home Today	31,854	153	35,572	86
Home equity loans and lines of credit	28,210	177	25,014	296
Construction	287	6	761	8
Other consumer loans	—	—	—	—
Total	$143,563	$911	$155,405	$1,047
With an allowance recorded:
Residential non-Home Today	$59,749	$1,423	$66,707	$1,645
Residential Home Today	43,677	1,089	55,432	1,274
Home equity loans and lines of credit	6,889	119	9,913	138
Construction	33	—	404	8
Other consumer loans	—	—	—	—
Total	$110,348	$2,631	$132,456	$3,065
Total impaired loans:
Residential non-Home Today	$142,961	$1,998	$160,765	$2,302
Residential Home Today	75,531	1,242	91,004	1,360
Home equity loans and lines of credit	35,099	296	34,927	434
Construction	320	6	1,165	16
Other consumer loans	—	—	—	—
Total	$253,911	$3,542	$287,861	$4,112
The amounts of interest income on impaired loans recognized using a cash-basis method were $285 and $629 for the quarter ended and six months ended March 31, 2014, respectively, and $278 and $877 for the quarter ended and six months ended March 31, 2013, respectively.
The recorded investment in troubled debt restructurings as of March 31, 2014 and September 30, 2013 is shown in the tables below.

March 31, 2014	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Modifications	Bankruptcy	Total
Residential non-Home Today	$16,099	$1,588	$11,362	$20,541	$20,096	$35,055	$104,741
Residential Home Today	13,090	89	7,693	17,209	20,658	5,039	63,778
Home equity loans and lines of credit	78	1,004	599	909	667	17,744	21,001
Construction	—	151	—	—	—	—	151
Total	$29,267	$2,832	$19,654	$38,659	$41,421	$57,838	$189,671

September 30, 2013	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Modifications	Bankruptcy	Total
Residential non-Home Today	$17,861	$1,670	$12,773	$21,227	$17,733	$39,530	$110,794
Residential Home Today	14,855	131	9,107	18,331	20,998	6,547	69,969
Home equity loans and lines of credit	82	596	675	225	561	18,512	20,651
Construction	—	278	—	—	—	—	278
Total	$32,798	$2,675	$22,555	$39,783	$39,292	$64,589	$201,692

For all loans modified during the quarters ended March 31, 2014 and March 31, 2013 (set forth in the table below), the pre-modification outstanding recorded investment was not materially different from the post-modification outstanding recorded investment.

The following tables set forth the recorded investment in troubled debt restructured loans modified during the periods presented, according to the types of concessions granted.

	For the Three Months Ended March 31, 2014
	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Modifications	Bankruptcy	Total
Residential non-Home Today	$442	$—	$—	$586	$1,360	$1,541	$3,929
Residential Home Today	74	—	—	2	1,207	227	1,510
Home equity loans and lines of credit	—	237	—	551	70	1,189	2,047
Total	$516	$237	$—	$1,139	$2,637	$2,957	$7,486

	For the Three Months Ended March 31, 2013
	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Modifications	Bankruptcy	Total
Residential non-Home Today	$423	$—	$—	$1,107	$1,810	$2,511	$5,851
Residential Home Today	—	—	—	144	3,209	471	3,824
Home equity loans and lines of credit	—	—	—	19	8	960	987
Total	$423	$—	$—	$1,270	$5,027	$3,942	$10,662

	For the Six Months Ended March 31, 2014
	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Modifications	Bankruptcy	Total
Residential non-Home Today	$921	$—	$225	$2,112	$2,637	$3,397	$9,292
Residential Home Today	163	—	—	227	2,321	445	3,156
Home equity loans and lines of credit	—	523	—	745	126	2,073	3,467
Total	$1,084	$523	$225	$3,084	$5,084	$5,915	$15,915

	For the Six Months Ended March 31, 2013
	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Modifications	Bankruptcy	Total
Residential non-Home Today	$1,799	$—	$—	$2,292	$3,299	$5,199	$12,589
Residential Home Today	147	—	—	490	6,791	1,097	8,525
Home equity loans and lines of credit	13	100	—	19	8	1,990	2,130
Total	$1,959	$100	$—	$2,801	$10,098	$8,286	$23,244
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
The following tables provide information on troubled debt restructured loans modified within the previous 12 months for which there was a payment default, at least 30 days past due on one scheduled payment, during the period presented.

	For the Three Months Ended March 31,
	2014		2013
Troubled Debt Restructurings That Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)		(Dollars in thousands)
Residential non-Home Today	32	$3,359	62	$6,702
Residential Home Today	31	1,516	53	2,491
Home equity loans and lines of credit	40	1,469	26	937
Construction	—	—	1	18
Total	103	$6,344	142	$10,148

	For the Six Months Ended March 31,
	2014		2013
Troubled Debt Restructurings That Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)		(Dollars in thousands)
Residential non-Home Today	37	$3,773	66	$7,124
Residential Home Today	38	1,776	54	2,499
Home equity loans and lines of credit	49	1,554	36	994
Construction	—	—	1	18
Total	124	$7,103	157	$10,635

The following tables provide information about the credit quality of residential loan receivables by an internally assigned grade. Balances are net of deferred fees and any applicable LIP.

	Pass	Special Mention	Substandard	Loss	Total
March 31, 2014
Real Estate Loans:
Residential non-Home Today	$8,388,206	$—	$86,830	$—	$8,475,036
Residential Home Today	129,853	—	32,842	—	162,695
Home equity loans and lines of credit	1,722,948	7,891	34,497	—	1,765,336
Construction	32,915	—	151	—	33,066
Total	$10,273,922	$7,891	$154,320	$—	$10,436,133

	Pass	Special Mention	Substandard	Loss	Total
September 30, 2013
Real Estate Loans:
Residential non-Home Today	$8,004,890	$—	$96,523	$—	$8,101,413
Residential Home Today	139,481	—	36,112	—	175,593
Home equity loans and lines of credit	1,822,371	9,223	33,830	—	1,865,424
Construction	29,651	—	422	—	30,073
Total	$9,996,393	$9,223	$166,887	$—	$10,172,503
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
At March 31, 2014 and September 30, 2013, respectively, the recorded investment of impaired loans includes $104,100 and $113,520 of troubled debt restructurings that are individually evaluated for impairment, but have adequately performed under the terms of the restructuring and are classified as Pass loans. At March 31, 2014 and September 30, 2013, respectively, there were $13,642 and $17,396 of loans classified substandard and $7,891 and $9,193 of loans designated special mention that are not included in the recorded investment of impaired loans; rather, they are included in loans collectively evaluated for impairment.
Other consumer loans are internally assigned a grade of nonperforming when they become 90 days or more past due. At March 31, 2014 and September 30, 2013, no consumer loans were graded as nonperforming.

5.	DEPOSITS
Deposit account balances are summarized as follows:

	March 31, 2014	September 30, 2013
Negotiable order of withdrawal accounts	$1,051,104	$1,027,316
Savings accounts	1,791,041	1,808,953
Certificates of deposit	5,572,683	5,627,849
	8,414,828	8,464,118
Accrued interest	662	381
Total deposits	$8,415,490	$8,464,499
Brokered certificates of deposit, which are used as a cost effective funding alternative, totaled $217,000 and $13,000 at March 31, 2014 and September 30, 2013, respectively. The FDIC places restrictions on banks with regard to issuing brokered deposits based on the bank's capital classification. A well-capitalized institution may accept brokered deposits without FDIC restrictions. An adequately capitalized institution must obtain a waiver from the FDIC in order to accept brokered deposits, while an undercapitalized institution is prohibited by the FDIC from accepting brokered deposits. The Association was well capitalized at March 31, 2014 and September 30, 2013.

6.    OTHER COMPREHENSIVE INCOME (LOSS)

The change in accumulated other comprehensive loss by component is as follows:

	For the Three Months Ended			For the Three Months Ended
	March 31, 2014			March 31, 2013
	Unrealized gains (losses) on securities available for sale	Defined Benefit Plan	Total	Unrealized gains (losses) on securities available for sale	Defined Benefit Plan	Total
Balance at beginning of period	$(4,084)	$(6,419)	$(10,503)	$1,899	$(8,435)	$(6,536)
Other comprehensive income (loss) before reclassifications, net of tax (expense) benefit of $(955) and $115	1,773	—	1,773	(214)	—	(214)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax benefit of $26 and $49	—	48	48	—	90	90
Other comprehensive income (loss)	1,773	48	1,821	(214)	90	(124)
Balance at end of period	$(2,311)	$(6,371)	$(8,682)	$1,685	$(8,345)	$(6,660)

	For the Six Months Ended			For the Six Months Ended
	March 31, 2014			March 31, 2013
	Unrealized losses on securities available for sale	Defined Benefit Plan	Total	Unrealized gains (losses) on securities available for sale	Defined Benefit Plan	Total
Balance at beginning of period	$(2,137)	$(6,467)	$(8,604)	$2,609	$(8,525)	$(5,916)
Other comprehensive loss before reclassifications, net of tax benefit of $94 and $498	(174)	—	(174)	(924)	—	(924)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax benefit of $52 and $98	—	96	96	—	180	180
Other comprehensive (loss) income	(174)	96	(78)	(924)	180	(744)
Balance at end of period	$(2,311)	$(6,371)	$(8,682)	$1,685	$(8,345)	$(6,660)

The following table presents the reclassification adjustment out of accumulated other comprehensive loss included in net income and the corresponding line item on the consolidated statements of income for the periods indicated:

	Amounts Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income	For the Three Months Ended March 31,		For the Six Months Ended March 31,		Line Item in the Statement
Components	2014	2013	2014	2013	of Income
Amortization of pension plan:
Actuarial loss	$74	$139	$148	$278	(a)
Income tax benefit	(26)	(49)	(52)	(98)	Income tax expense
Net of income tax benefit	$48	$90	$96	$180
(a) These items are included in the computation of net period pension cost. See Note 8. Defined Benefit Plan for additional disclosure.

7.	INCOME TAXES
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
The components, including an estimated settlement adjustment due to expected lump sum payments exceeding the sum of interest and service costs for the year, of net periodic income recognized in the statements of income are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Interest cost	801	735	1,602	1,469
Expected return on plan assets	(1,056)	(1,029)	(2,111)	(2,058)
Amortization of net loss	74	139	148	278
Estimated net loss due to settlement	181	—	361	—
Net periodic income	$—	$(155)	$—	$(311)
There were no minimum employer contributions paid during the six months ended March 31, 2014. No minimum employer contributions are expected during the remainder of the fiscal year.

9.	EQUITY INCENTIVE PLAN
In December 2013, 419,300 options to purchase our common stock and 98,900 restricted stock units were granted to certain directors, officers and employees of the Company. The awards were made pursuant to the shareholder-approved 2008 Equity Incentive Plan.
During the six months ended March 31, 2014 and 2013, the Company recorded $3,591 and $3,259, respectively, of stock-based compensation expense, comprised of stock option expense of $1,626 and $1,632, respectively, and restricted stock units expense of $1,965 and $1,627, respectively.
At March 31, 2014, 6,874,825 shares were subject to options, with a weighted average exercise price of $11.14 per share and a weighted average grant date fair value of $2.95 per share. Expected future expense related to the 2,966,050 non-vested options outstanding as of March 31, 2014 is $4,103 over a weighted average of 1.5 years. At March 31, 2014, 1,104,225 restricted stock units, with a weighted average grant date fair value of $10.61 per unit, are unvested. Expected future compensation expense relating to the 1,440,284 restricted stock units outstanding as of March 31, 2014 is $4,889 over a weighted average period of 1.7 years. Each unit is equivalent to one share of common stock.

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
At March 31, 2014, the Company had commitments to originate loans as follows:

Fixed-rate mortgage loans	$295,284
Adjustable-rate mortgage loans	225,430
Home equity loans and lines of credit	19,828
Total	$540,542
At March 31, 2014, the Company had unfunded commitments outstanding as follows:

Home equity lines of credit (excluding commitments for suspended accounts)	$1,102,647
Construction loans	36,928
Private equity investments	12,941
Total	$1,152,516
At March 31, 2014, the unfunded commitment on home equity lines of credit, including commitments for accounts suspended as a result of material default or a decline in equity, is $1,310,633.
The Company assumes a portion of the mortgage guaranty insurance on an excess of loss basis for the mortgage guaranty risks of certain mortgage loans in its own portfolio, including Home Today loans and loans in its servicing portfolio, through reinsurance contracts with one remaining primary mortgage insurance company. A contract with a second company was terminated effective January 8, 2014 under a Commutation and Release Agreement that reduced the Company's maximum loss remaining under the contracts by $6,385 in exchange for a $1,000 payment. Under these contracts, the Company absorbs mortgage insurance losses in a range of 5% to 12% in excess of the initial 5% loss layer of a given pool of loans, in exchange for a portion of the pool’s mortgage insurance premiums. The first 5% layer of loss must be exceeded before the Company assumes any liability. At March 31, 2014, the maximum losses remaining under the reinsurance contracts were limited to $308. The Company has paid $7,314 of losses under these reinsurance contracts and has provided a liability for the remaining estimated losses totaling $181 as of March 31, 2014. Management believes it has made adequate provision for estimated losses. No new contracts have been added to the Company’s risk exposure since December 31, 2008. The Company’s insurance partners have retained all new mortgage insurance premiums and all new risk after that date.
The following table summarizes the activity in the liability for unpaid losses and loss adjustment expenses:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Balance, beginning of period	$1,292	$2,621	$2,158	$3,351
Incurred increase (decrease)	(88)	201	(201)	(50)
Paid claims	(1,023)	(420)	(1,776)	(899)
Balance, end of period	$181	$2,402	$181	$2,402
At March 31, 2014 and September 30, 2013, the Company had $1,140 and $3,295, respectively, in commitments to securitize and sell mortgage loans.
Management expects that the above commitments will be funded through normal operations.

11.	FAIR VALUE
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
As permitted under the fair value guidance in U.S. GAAP, the Company elects to measure at fair value mortgage loans classified as held for sale that are subject to pending agency contracts to securitize and sell loans. This election is expected to reduce volatility in earnings related to market fluctuations between the contract trade and settlement dates. At March 31, 2014 and September 30, 2013, respectively, there were $1,164 and $3,369 of loans held for sale, with unpaid principal balances of $1,140 and $3,295, subject to pending agency contracts for which the fair value option was elected. Included in the net gain on the sale of loans is $37 and $0 for the three months ending March 31, 2014 and 2013, respectively, and $(53) and $(210) for the six months ending March 31, 2014 and 2013, respectively, related to changes during the period in the fair value of loans held for sale subject to pending agency contracts.
Presented below is a discussion of the methods and significant assumptions used by the Company to estimate fair value.
Investment Securities Available for Sale—Investment securities available for sale are recorded at fair value on a recurring basis. At March 31, 2014 and September 30, 2013, respectively, this includes $486,040 and $471,901 of investments in U.S. government and agency obligations including U.S. Treasury notes and sequentially structured, highly liquid collateralized mortgage obligations issued by Fannie Mae, Freddie Mac and Ginnie Mae and $585 and $5,475 of secured institutional money market deposits insured by the FDIC up to the current coverage limits, with any excess collateralized by the holding institution. Both are measured using the market approach. The fair values of treasury notes and collateralized mortgage obligations represent unadjusted price estimates obtained from third party independent nationally recognized pricing services using pricing models or quoted prices of securities with similar characteristics and are included in Level 2 of the hierarchy. At the time of initial measurement and, subsequently, when changes in methodologies occur, management obtains and reviews documentation of pricing methodologies used by third party pricing services to verify that prices are determined in accordance with fair value guidance in U.S. GAAP and to ensure that assets are properly classified in the fair value hierarchy. Additionally, third party pricing is reviewed on a monthly basis for reasonableness based on the market knowledge and experience of company personnel that interact daily with the markets for these types of securities. The carrying amount of the money market deposit accounts is considered a reasonable estimate of their fair value because they are cash deposits in interest bearing accounts valued at par. These accounts are included in Level 1 of the hierarchy.
Mortgage Loans Held for Sale – The fair value of mortgage loans held for sale is estimated using a market approach based on quoted secondary market pricing for loan portfolios with similar characteristics. Loans held for sale are carried at the lower of cost or fair value except, as described above, the Company elects the fair value measurement option for mortgage loans held for sale subject to pending agency contracts to securitize and sell loans. Loans held for sale are included in Level 2 of the hierarchy. At March 31, 2014 and September 30, 2013 there were $1,164 and $3,369, respectively, of loans held for sale measured at fair value and $345 and $810, respectively, of loans held for sale carried at cost.
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
Loans held for investment that have been restructured in troubled debt restructurings and are performing according to the modified terms of the loan agreement are individually evaluated for impairment using the present value of future cash flows based on the loan’s effective interest rate, which is not a fair value measurement. At March 31, 2014 and September 30, 2013, respectively, this included $104,916 and $116,011 in recorded investment of troubled debt restructurings with related allowances for loss of $15,263 and $15,749.
Real Estate Owned—Real estate owned includes real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of the cost basis or fair value less estimated costs to dispose. Fair value is estimated under the market approach using independent third party appraisals. As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions. At March 31, 2014 and September 30, 2013, these adjustments were not significant to reported fair values. At March 31, 2014 and September 30, 2013, respectively, $18,236 and $19,644 of real estate owned is included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis where the cost basis equals or exceeds the estimate of fair values less costs to dispose of these properties. Real estate owned, as reported in the Consolidated Statements of Condition, includes estimated costs to dispose of $1,737 and $1,986 related to properties measured at fair value and $3,413 and $5,008 of properties carried at their original or adjusted cost basis less than fair value at March 31, 2014 and September 30, 2013, respectively.
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

Assets and liabilities carried at fair value on a recurring basis in the Consolidated Statements of Condition at March 31, 2014 and September 30, 2013 are summarized below. There were no liabilities carried at fair value on a recurring basis at March 31, 2014.

		Recurring Fair Value Measurements at Reporting Date Using
	March 31, 2014	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available for sale:
U.S. government and agency obligations	$2,031	$—	$2,031	$—
Freddie Mac certificates	639	—	639	—
Ginnie Mae certificates	10,712	—	10,712	—
REMICs	461,018	—	461,018	—
Fannie Mae certificates	11,640	—	11,640	—
Money market accounts	585	585	—	—
Mortgage loans held for sale	$1,164	$—	$1,164	$—
Derivatives:
Interest rate lock commitments	68	—	—	68
Forward commitments for the sale of mortgage loans	$3	$—	$3	$—
Total	$487,860	$585	$487,207	$68

		Recurring Fair Value Measurements at Reporting Date Using
	September 30, 2013	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available for sale:
U.S. government and agency obligations	$2,037	$—	$2,037	$—
Freddie Mac certificates	950	—	950	—
Ginnie Mae certificates	12,342	—	12,342	—
REMICs	444,577	—	444,577	—
Fannie Mae certificates	11,995	—	11,995	—
Money market accounts	5,475	5,475	—	—
Mortgage loans held for sale	3,369	—	3,369	—
Derivatives:
Interest rate lock commitments	158	—	—	158
Total	$480,903	$5,475	$475,270	$158

Liabilities
Derivatives:
Forward commitments for the sale of mortgage loans	$6	$—	$6	$—
Total	$6	$—	$6	$—

The table below presents a reconciliation of the beginning and ending balances and the location within the Consolidated Statements of Income where gains due to changes in fair value are recognized on interest rate lock commitments which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Beginning balance	$52	$342	$158	$404
Gain (loss) during the period due to changes in fair value:
Included in other non-interest income	16	140	(90)	78
Ending balance	$68	$482	$68	$482
Change in unrealized gains for the period included in earnings for assets held at end of the reporting date	$68	$482	$68	$482
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

		Nonrecurring Fair Value Measurements at Reporting Date Using
	March 31, 2014	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Impaired loans, net of allowance	$139,761	$—	$—	$139,761
Real estate owned(1)	18,236	—	—	18,236
Total	$157,997	$—	$—	$157,997

(1)	Amounts represent fair value measurements of properties before deducting estimated costs to dispose.

		Nonrecurring Fair Value Measurements at Reporting Date Using
	September 30, 2013	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Impaired loans, net of allowance	$146,941	$—	$—	$146,941
Real estate owned(1)	19,644	—	—	19,644
Total	$166,585	$—	$—	$166,585

(1)	Amounts represent fair value measurements of properties before deducting estimated costs to dispose.
The following provides quantitative information about significant unobservable inputs categorized within Level 3 of the Fair Value Hierarchy.

	Fair Value						Weighted
	3/31/2014	Valuation Technique(s)	Unobservable Input	Range			Average
Impaired loans, net of allowance	$139,761	Market comparables of collateral discounted to estimated net proceeds	Discount appraised value to estimated net proceeds based on historical experience:
			• Residential Properties	0	-	24%	8.5%

Interest rate lock commitments	$68	Quoted Secondary Market pricing	Closure rate	0	-	100%	70.6%

	Fair Value						Weighted
	9/30/2013	Valuation Technique(s)	Unobservable Input	Range			Average
Impaired loans, net of allowance	$146,941	Market comparables of collateral discounted to estimated net proceeds	Discount appraised value to estimated net proceeds based on historical experience:
			• Residential Properties	0	-	24%	9.3%

Interest rate lock commitments	$158	Quoted Secondary Market pricing	Closure rate	0	-	100%	53.2%
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

	March 31, 2014
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and due from banks	$35,366	$35,366	$35,366	$—	$—
Interest earning cash equivalents	232,436	232,436	232,436	—	—
Investment securities:
Available for sale	486,625	486,625	585	486,040	—
Mortgage loans held for sale	1,509	1,518	—	1,518
Loans, net:
Mortgage loans held for investment	10,352,742	10,526,410	—	—	10,526,410
Other loans	4,076	4,274	—	—	4,274
Federal Home Loan Bank stock	40,405	40,405	N/A	—	—
Private equity investments	452	452	—	—	452
Accrued interest receivable	31,382	31,382	—	31,382	—
Derivatives	71	71	—	3	68
Liabilities:
NOW and passbook accounts	$2,842,145	$2,842,145	$—	$2,842,145	$—
Certificates of deposit	5,573,345	5,438,842	—	5,438,842	—
Borrowed funds	1,070,132	1,070,502	—	1,070,502	—
Borrowers’ advances for taxes and insurance	65,229	65,229	—	65,229	—
Principal, interest and escrow owed on loans serviced	53,412	53,412	—	53,412	—

	September 30, 2013
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and due from banks	$34,694	$34,694	$34,694	$—	$—
Interest earning cash equivalents	251,302	251,302	251,302	—	—
Investment securities:
Available for sale	477,376	477,376	5,475	471,901	—
Mortgage loans held for sale	4,179	4,222	—	4,222
Loans, net:
Mortgage loans held for investment	10,079,966	10,344,246	—	—	10,344,246
Other loans	4,100	4,353	—	—	4,353
Federal Home Loan Bank stock	35,620	35,620	N/A	—	—
Private equity investments	654	654	—	—	654
Accrued interest receivable	31,489	31,489	—	31,489	—
Derivatives	158	158	—	—	158
Liabilities:
NOW and passbook accounts	$2,836,269	$2,836,269	$—	$2,836,269	$—
Certificates of deposit	5,628,230	5,510,241	—	5,510,241	—
Borrowed funds	745,117	745,294	—	745,294	—
Borrowers’ advances for taxes and insurance	71,388	71,388	—	71,388	—
Principal, interest and escrow owed on loans serviced	75,745	75,745	—	75,745	—
Derivatives	6	6	—	6	—
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
The Company enters into forward commitments for the sale of mortgage loans principally to protect against the risk of adverse interest rate movements on net income. The Company recognizes the fair value of such contracts when the characteristics of those contracts meet the definition of a derivative. These derivatives are not designated in a hedging relationship; therefore, gains and losses are recognized immediately in the statement of income. In addition, the Company enters into commitments to originate a portion of its loans, which when funded, are classified as held for sale. Such commitments meet the definition of a derivative and are not designated in a hedging relationship; therefore, gains and losses are recognized immediately in the statement of income. The Company had no derivatives designated as hedging instruments under FASB ASC 815, “Derivatives and Hedging,” at March 31, 2014 or September 30, 2013.
The following table provides the locations within the Consolidated Statements of Condition and the fair values for derivatives not designated as hedging instruments.

	Asset Derivatives
	March 31, 2014		September 30, 2013
	Location	Fair Value	Location	Fair Value
Interest rate lock commitments	Other Assets	$68	Other Assets	$158
Forward commitments for the sale of mortgage loans	Other Assets	3	Other Assets	—
		$71		$158

	Liability Derivatives
	March 31, 2014		September 30, 2013
	Location	Fair Value	Location	Fair Value
Forward commitments for the sale of mortgage loans	Other Liabilities	$—	Other Liabilities	$6
The following table summarizes the locations and amounts of gain or (loss) recognized within the Consolidated Statements of Income on derivative instruments not designated as hedging instruments.

		Amount of Gain or (Loss) Recognized in Income on Derivatives
		Three Months Ended		Six Months Ended
	Location of Gain or (Loss)	March 31,		March 31,
	Recognized in Income	2014	2013	2014	2013
Interest rate lock commitments	Other non-interest income	$16	$140	$(90)	$78
Forward commitments for the sale of mortgage loans	Net gain on the sale of loans	3	—	9	243
Total		$19	$140	$(81)	$321

13.	RECENT ACCOUNTING PRONOUNCEMENTS
Pending as of March 31, 2014
In January 2014, the FASB issued Accounting Standards Update 2014-04, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40), Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure to reduce diversity by clarifying when an in-substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The impact of these amendments on the Company's consolidated financial statements is being evaluated.
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

•	the continuing impact of our coming under the jurisdiction of new federal regulators;

•	changes in our organization, or compensation and benefit plans;

•	the strength or weakness of the real estate markets and of the consumer and commercial credit sectors and its impact on the credit quality of our loans and other assets, and

•	the ability of the U.S. Government to manage federal debt limits.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by any forward-looking statements. Any forward-looking statement made by us in this report speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future developments or otherwise, except as may be required by law. Please see Part II, Other Information Item 1A. Risk Factors for a discussion of certain risks related to our business.
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
Controlling Our Interest Rate Risk Exposure. Although housing and credit quality issues have had and, to a lesser extent, continue to have a negative effect on our operating results and, as described below, are certainly a matter of significant concern for us, historically our greatest risk has been our exposure to interest rate risk. When we hold long-term, fixed-rate assets, funded by liabilities with shorter re-pricing characteristics, we are exposed to potentially adverse impacts from rising interest rates. Generally, and particularly over extended periods of time that encompass full economic cycles, interest rates associated with longer-term assets, like fixed-rate mortgages, have been higher than interest rates associated with shorter-term funding sources, like deposits. This difference has been an important component of our net interest income and is fundamental to our operations. We manage the risk of holding long-term, fixed-rate mortgage assets primarily by maintaining high levels of Tier 1/Core capital and by promoting adjustable-rate loans and shorter-term, fixed-rate loans.
High Levels of Tier 1/Core Capital
At March 31, 2014 the Company’s Tier1/Core capital totaled $1.88 billion or 16.33% of adjusted tangible assets and 26.65% of risk-weighted assets, while the Association’s Tier1/Core capital totaled $1.54 billion billion or 13.44% of adjusted tangible assets and 21.95% of risk-weighted assets. Each of these measures were more than twice the minimum requirements currently in effect for the Association and applicable to the Company in the future, for designation as “well capitalized” under regulatory prompt corrective action provisions which set minimum levels of 5.00% of adjusted tangible assets and 6.00% of risk-weighted assets.
Promotion of Adjustable-Rate Loans and Shorter-Term, Fixed-Rate Loans
In July 2010 we began marketing an adjustable-rate mortgage loan product that provides us with improved interest rate risk characteristics when compared to a long-term, fixed-rate mortgage loan. Since its introduction, the “Smart Rate” adjustable rate mortgage has offered borrowers an interest rate lower than that of a long-term fixed-rate loan. The rate is locked for three or five years then resets annually after that. It contains a feature to re-lock the rate an unlimited number of times at our then, current rate and fee schedule, for another three or five years (dependent on the original reset period) without having to complete a full refinance transaction. Re-lock eligibility is subject to a satisfactory payment performance history by the borrower (never 60 days late, no 30-day delinquencies during the last twelve months, current at the time of re-lock, and no foreclosures or bankruptcies since the Smart Rate application was taken). In addition to a satisfactory payment history, re-lock eligibility requires that the property continues to be the borrower’s primary residence. The loan term cannot be extended in connection with a re-lock nor can new funds be advanced. All interest rate caps and floors remain as originated. Beginning in the latter portion of fiscal 2012, we began to feature our ten-year, fully amortizing fixed-rate first mortgage loan in our product promotions. The ten-year, fixed-rate loan has a less severe interest rate risk profile when compared to loans with fixed-rate terms of 15 to 30 years and helps us to more effectively manage our interest rate risk exposure, yet provides our borrowers with the certainty of a fixed interest rate throughout the life of the obligation.
The following tables set forth our first mortgage loan production and balances segregated by loan structure at origination.

	For the Six Months		For the Six Months
	Ended March 31, 2014		Ended March 31, 2013
	Amount	Percent	Amount	Percent
First Mortgage Loan Originations:
ARM production	$388,252	37.7%	$450,999	50.8%
Fixed-rate production:
Term less than or equal to 10 years	439,913	42.7	203,026	22.9
Term greater than 10 years	202,688	19.6	233,454	26.3
Total fixed-rate production	642,601	62.3	436,480	49.2
Total First Mortgage Originations:	$1,030,853	100.0%	$887,479	100.0%

	March 31, 2014		March 31, 2013
	Amount	Percent	Amount	Percent
Residential Mortgage Loans Held For Investment:
ARM Loans	$3,312,833	38.3%	$2,995,513	37.7%
Fixed-rate Loans:
Term less than or equal to 10 years	1,198,864	13.9	525,380	6.6
Term greater than 10 years	4,140,230	47.8	4,415,743	55.7
Total fixed-rate loans	5,339,094	61.7	4,941,123	62.3
Total Residential Mortgage Loans Held For Investment:	$8,651,927	100.0%	$7,936,636	100.0%
Other Interest Rate Risk Management Tools
In years prior to fiscal 2010, in addition to maintaining high levels of Tier1/Core capital, we also managed interest rate risk by actively selling long-term, fixed-rate mortgage loans in the secondary market, a strategy pursuant to which we were able to modulate the amount of long-term, fixed-rate loans held in our portfolio. Also prior to fiscal 2010, we actively marketed home equity lines of credit which carry an adjustable rate of interest indexed to the prime rate and provide interest rate sensitivity to that portion of our assets. Beginning in March 2012, the Association began offering redesigned home equity lines of credit subject to certain property and credit performance conditions. Through these high credit quality products, we hope to re-establish home equity line of credit lending as a meaningful strategy used to manage our interest rate risk profile.
While the sales of first mortgage loans and originations of new home equity lines of credit remain strategically important for us, since fiscal 2010, they have played only minor roles in our management of interest rate risk. Loan sales are discussed later in this Part 1, Item 2. under the heading Liquidity and Capital Resources, and in Part 1, Item 3. Quantitative and Qualitative Disclosures About Market Risk. Our home equity lending is discussed in the next section of this Overview - Monitoring and Limiting our Credit Risk, and in the Allowance for Loan Losses section of the Critical Accounting Policies that immediately follows this Overview.
Notwithstanding our efforts to the contrary, should a rapid and substantial increase occur in general market interest rates, it is probable that, prospectively and particularly over a multi-year time horizon, the level of our net interest income would be adversely impacted.
Monitoring and Limiting Our Credit Risk. While, historically, we had been successful in limiting our credit risk exposure by generally imposing high credit standards with respect to lending, the confluence of unfavorable regional and macro-economic events that culminated in the 2008 housing market collapse and financial crisis, coupled with our pre-2010 expanded participation in the second lien mortgage lending markets, has significantly refocused our attention with respect to credit risk. In response to the evolving economic landscape, we have continuously revised and updated our quarterly analysis and evaluation procedures, as needed, for each category of our lending with the objective of identifying and recognizing all appropriate credit impairments. At March 31, 2014, 90% of our assets consisted of residential real estate loans (both “held for sale” and “held for investment”) and home equity loans and lines of credit, the overwhelming majority of which were originated to borrowers in the states of Ohio and Florida. Our analytic procedures and evaluations include specific reviews of all home equity loans and lines of credit that become 90 or more days past due, as well as specific reviews of all first mortgage loans that become 180 or more days past due. We also expanded our analysis of current performing home equity lines of credit to better mitigate future risk of loss. In accordance with regulatory guidance issued in January 2012, performing home equity lines of credit subordinate to first mortgages delinquent greater than 90 days are transferred to non-accrual status. At March 31, 2014, the recorded investment of such performing home equity lines of credit, not otherwise classified as non-accrual, was $3.5 million. Also, the OCC issued guidance in July 2012 that requires loans where at least one borrower has been discharged of their obligation in Chapter 7 bankruptcy, to be classified as troubled debt restructurings. Also required pursuant to this guidance is the charge-off of performing loans to collateral value and non-accrual classification when all borrowers have had their obligations discharged in Chapter 7 bankruptcy, regardless of how long the loans have been performing. At March 31, 2014, $57.8 million of loans in Chapter 7 bankruptcy status were included in total troubled debt restructurings. At March 31, 2014, the recorded investment in non-accrual status loans included $33.3 million of performing loans in Chapter 7 bankruptcy status where at least one borrower had been discharged of their obligation.
In response to the unfavorable regional and macro-economic environment that arose beginning in 2008, and in an effort to limit our credit risk exposure and improve the credit performance of new customers, we have tightened our credit eligibility criteria in evaluating a borrower’s ability to successfully fulfill his or her repayment obligation and we have revised the design of many of our loan products to require higher borrower down-payments, limited the products available for condominiums, and eliminated certain product features (such as interest-only adjustable-rate loans, loans above certain loan-to-value ratios, and prior to March 2012, home equity lending products with the exception of bridge loans). The delinquency level related to loan originations prior to 2009, compared to originations in 2009 and after, reflect the improved credit standards we implemented on all new originations. As of March 31, 2014, loans originated prior to 2009 had a balance of $3.39 billion, of which $100.9 million, or 3.0%, were delinquent, while loans originated in 2009 and after had a balance of $7.05 billion, of which $7.3 million, or 0.1%, were delinquent.
One aspect of our credit risk concern relates to the high percentage of our loans that are secured by residential real estate in the states of Ohio and Florida, particularly in light of the difficulties that have arisen with respect to the real estate markets in those states. At March 31, 2014, approximately 71.1% and 17.8% of the combined total of our residential, non-Home Today and construction loans held for investment were secured by properties in Ohio and Florida, respectively. Our 30 or more days delinquency ratios on those loans in Ohio and Florida at March 31, 2014 were 0.6% and 1.4%, respectively. Our 30 or more days delinquency ratio for the non-Home Today portfolio as a whole was 0.7% at March 31, 2014. Also, at March 31, 2014, approximately 39.1% and 28.8% of our home equity loans and lines of credit were secured by properties in Ohio and Florida, respectively. Our 30 days or more delinquency ratios on those loans in Ohio and Florida at March 31, 2014 were 1.3% and 1.6%, respectively. Our 30 or more days delinquency ratio for the home equity loans and lines of credit portfolio as a whole at March 31, 2014 was 1.3%. While we focus our attention on, and are concerned with respect to the resolution of all loan delinquencies, our highest concern relates to loans that are secured by properties in Florida. The “Allowance for Loan Losses” portion of the Critical Accounting Policies section that immediately follows this Overview, provides extensive details regarding our loan portfolio composition, delinquency statistics, our methodology in evaluating our loan loss provisions and the adequacy of our allowance for loan losses. In spite of recent improving credit metrics, as long as unemployment levels remain high, particularly in Ohio and Florida, and Florida housing values remain depressed, due to prior overbuilding and speculation which has resulted in considerable inventory on the market, we expect that we will continue to experience elevated levels of delinquencies and risk of loss.
Our residential Home Today loans are another area of credit risk concern. Although the recorded investment in these     loans totaled $162.7 million at March 31, 2014, and constituted only 1.6% of our total “held for investment” loan portfolio balance, these loans comprised 22.0% and 23.2% of our 90 days or greater delinquencies and our total delinquencies, respectively. At March 31, 2014, approximately 95.3% and 4.5% of our residential, Home Today loans were secured by properties in Ohio and Florida, respectively. At March 31, 2014, the percentages of those loans delinquent 30 days or more in Ohio and Florida were 15.5% and 13.7%, respectively. The disparity between the portfolio composition ratio and delinquency composition ratio reflects the nature of the Home Today loans. We do not offer, and have not offered, loan products frequently considered to be designed to target sub-prime borrowers containing features such as higher fees or higher rates, negative amortization, or low initial payment features with adjustable interest rates. Our Home Today loans, the majority of which were entered into with borrowers that had credit profiles that would not have otherwise qualified for our loan products due to deficient credit scores, generally contained the same features as loans offered to our non-Home Today borrowers. The overriding objective of our Home Today lending, just as it is with our non-Home Today lending, was to create successful homeowners. We have attempted to manage our Home Today credit risk by requiring that borrowers attend pre- and post-borrowing financial management education and counseling and that the borrowers be referred to us by a sponsoring organization with which we have partnered. Further, to manage the credit aspect of these loans, inasmuch as the majority of these buyers do not have sufficient funds for required down payments, many loans include private mortgage insurance. At March 31, 2014, 47.0% of Home Today loans included private mortgage insurance coverage. From a peak recorded investment of $306.6 million at December 31, 2007, the total recorded investment of the Home Today portfolio has declined to $162.7 million at March 31, 2014. This trend generally reflects the evolving conditions in the mortgage real estate market and the tightening of standards imposed by issuers of private mortgage insurance. As part of our effort to manage credit risk, effective March 27, 2009, the Home Today underwriting guidelines were revised to be substantially the same as our traditional mortgage product. At March 31, 2014, the recorded investment in Home Today loans originated subsequent to March 27, 2009 was $2.3 million. Unless and until lending standards and private mortgage insurance requirements loosen, we expect the Home Today portfolio to continue to decline in balance due to contractual amortization.
Maintaining Access to Adequate Liquidity and Alternative Funding Sources. For most insured depositories, customer and community confidence are critical to their ability to maintain access to adequate liquidity and to conduct business in an orderly fashion. The Company believes that maintaining high levels of capital is one of the most important factors in nurturing customer and community confidence. Accordingly, we have managed the pace of our growth in a manner that reflects our emphasis on high capital levels. At March 31, 2014, the Association’s ratio of core capital to adjusted tangible assets (a basic industry measure that deems 5.00% or above to represent a “well capitalized” status) was 13.44%. The Association's current core capital ratio is lower than its ratio at September 30, 2013 (14.18%), due to an $85 million cash dividend payment that the Association made to the Company, its sole shareholder, in December 2013. The amount of the dividend was determined using regulatory guidelines that allow dividends in an amount that does not exceed the Association's current calendar year to date net income, plus the preceding two year's retained net income. Because of its intercompany nature, this dividend payment did not impact the Company's consolidated capital ratios. We expect to continue to remain a well capitalized institution.
In managing its level of liquidity, the Company monitors available funding sources, which include attracting new deposits (including brokered CDs), borrowings from others, the conversion of assets to cash and the generation of funds through profitable operations. The Company has traditionally relied on retail deposits as its primary means in meeting its funding needs. At March 31, 2014, deposits totaled $8.42 billion (including $217.0 million of brokered CDs), while borrowings totaled $1.07 billion and borrowers’ advances and servicing escrows totaled $118.6 million, combined. In evaluating funding sources, we consider many factors, including cost, duration, current availability, expected sustainability, impact on operations and capital levels.
To attract retail deposits, we offer our customers attractive rates of return on our deposit products. Our deposit products typically offer rates that are very competitive with the rates on similar products offered by other financial institutions. We intend to continue this practice.
We preserve the availability of alternative funding sources through various mechanisms. First, by maintaining high capital levels, we retain the flexibility to increase our balance sheet size without jeopardizing our capital adequacy. Effectively, this permits us to increase the rates that we offer on our deposit products thereby attracting more potential customers. Second, we pledge available real estate mortgage loans and investment securities with the FHLB of Cincinnati and the FRB-Cleveland. At March 31, 2014, these collateral pledge support arrangements provide the ability to immediately borrow an additional $100.3 million from the FHLB of Cincinnati and $161.6 million from the FRB-Cleveland Discount Window. From the perspective of collateral value securing FHLB of Cincinnati advances, our capacity limit for additional borrowings beyond the immediately available limits at March 31, 2014 was $4.06 billion, subject to satisfaction of the FHLB of Cincinnati common stock ownership requirement. To satisfy the common stock ownership requirement we would need to increase our ownership of FHLB of Cincinnati common stock by an additional $81.3 million. Third, we invest in high quality marketable securities that exhibit limited market price variability, and to the extent that they are not needed as collateral for borrowings, can be sold in the institutional market and converted to cash. At March 31, 2014, our investment securities portfolio totaled $486.6 million. Finally, cash flows from operating activities have been a regular source of funds. During the six months ended March 31, 2014 and 2013, cash flows from operations totaled $61.1 million and $66.4 million, respectively.
Historically, a portion of the residential first mortgage loans that we originated were considered to be highly liquid as they were eligible for delivery/sale to Fannie Mae. However, due to delivery requirement changes imposed by Fannie Mae during and subsequent to the 2008 financial crisis, effective July 1, 2010, that was no longer an available source of liquidity. In response to Fannie Mae's delivery requirement changes , during fiscal 2013 we took the following measures: (1) we sought out and completed $276.9 million of non-agency eligible, whole loan sales, all on a servicing retained basis; and (2) we implemented certain loan origination changes required by Fannie Mae which resulted in our November 15, 2013 reinstatement as an approved seller to Fannie Mae. The non-agency sales which included both fixed-rate and Smart Rate loans, demonstrated that, with adequate lead time, the majority of our residential, first mortgage loan portfolio could be available for liquidity management purposes. Also, implementation of the loan origination changes required by Fannie Mae, to which a portion of our loan production will be subjected, elevates the level of liquidity available for those loans. At March 31, 2014, $1.5 million of agency eligible, long-term, fixed-rate HARP II first mortgage loans were classified as “held for sale”. During the six months ended March 31, 2014, $17.4 million of agency-compliant HARP II loans and $24.6 million of long-term, fixed-rate, agency-compliant, non-HARP II first mortgage loans were sold to Fannie Mae. As described earlier, we have implemented the loan origination changes which allow a portion of our first mortgage loan originations to be eligible for sale to Fannie Mae in either whole loan or mortgage backed security form.
Overall, while customer and community confidence can never be assured, the Company believes that our liquidity is adequate and that we have adequate access to alternative funding sources.
Monitoring and Controlling Operating Expenses. We continue to focus on managing operating expenses. Our ratio of non-interest expense to average assets was 1.55% for the six months ended ended March 31, 2014 and was also 1.55% for the six months ended ended March 31, 2013. As of March 31, 2014, our average assets per full-time employee and our average deposits per full-time employee were $11.6 million and $8.5 million, respectively. We believe that each of these measures compares favorably with the averages for our peer group. Our average deposits held at our branch offices ($221.5 million per branch office as of March 31, 2014) contribute to our expense management efforts by limiting the overhead costs of serving our deposit customers. We will continue our efforts to control operating expenses as we grow our business.
Critical Accounting Policies
Critical accounting policies are defined as those that involve significant judgments and uncertainties, and could potentially give rise to materially different results under different assumptions and conditions. We believe that the most critical accounting policies upon which our financial condition and results of operations depend, and which involve the most complex subjective decisions or assessments, are our policies with respect to our allowance for loan losses, mortgage servicing rights, income taxes, pension benefits, and stock-based compensation.
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
When loan modifications qualify as troubled debt restructurings and the loans are performing according to the terms of the restructuring, we record an IVA based on the present value of expected future cash flows, which includes a factor for subsequent potential defaults, discounted at the effective interest rate of the original loan contract. Potential defaults are distinguished from re-modifications as borrowers who default are generally not eligible for re-modification. At March 31, 2014, the balance of such individual valuation allowances was $15.3 million. In instances when loans require re-modification, additional valuation allowances may be required. The new valuation allowance on a re-modified loan is calculated based on the present value of the expected cash flows, discounted at the effective interest rate of the original loan contract, considering the new terms of the modification agreement. Due to the immaterial amount of this exposure to date, we continue to capture this exposure as a component of our qualitative GVA evaluation. The significance of this exposure will be monitored and if warranted, we will enhance our loan loss methodology to include a new default factor (developed to reflect the estimated impact to the balance of the allowance for loan losses that will occur as a result of future re-modifications) that will be assessed against all loans reviewed collectively. If new default factors are implemented, the qualitative GVA methodology will be adjusted to preclude duplicative loss consideration.
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
Home equity loans and equity lines of credit generally have higher credit risk than traditional residential mortgage loans. These loans and credit lines are usually in a second lien position and when combined with the first mortgage, result in generally higher overall loan-to-value ratios. In a stressed housing market with high delinquencies and eroded housing prices, as arose beginning in 2008, these higher loan-to-value ratios represent a greater risk of loss to the Company. A borrower with more equity in the property has more of a vested interest in keeping the loan current compared to a borrower with little or no equity in the property. In light of the past weakness in the housing market, the current level of delinquencies and the current uncertainty with respect to future employment levels and economic prospects, we currently conduct an expanded loan level evaluation of our home equity loans and lines of credit, including bridge loans, which are delinquent 90 days or more. This expanded evaluation is in addition to our traditional evaluation procedures. Our home equity loans and lines of credit portfolio continues to comprise a significant portion of our net charge-offs, although the level of home equity loans and lines of credit charge-offs has receded over the last year from levels previously experienced. At March 31, 2014, we had a recorded investment of $1.77 billion in home equity loans and equity lines of credit outstanding, 0.7% of which were 90 days or more past due.
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

The following table sets forth the composition of the portfolio of loans held for investment, by type of loan segregated by geographic location for the periods indicated, excluding loans held for sale. The majority of our construction loan portfolio are secured by properties located in Ohio and the balances of other consumer loans are considered immaterial. Therefore, neither were segregated by geographic location.

	March 31, 2014		December 31, 2013		September 30, 2013		March 31, 2013
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential non-Home Today
Ohio	$6,015,052		$5,957,490		$5,947,791		$5,878,226
Florida	1,526,678		1,475,469		1,465,907		1,370,364
Other	944,971		806,296		704,813		494,892
Total Residential non-Home Today	8,486,701	80.9%	8,239,255	80.1%	8,118,511	79.4%	7,743,482	77.6%
Residential Home Today
Ohio	157,463		163,464		170,206		184,613
Florida	7,447		7,627		7,826		8,215
Other	316		319		321		326
Total Residential Home Today	165,226	1.6	171,410	1.7	178,353	1.7	193,154	1.9
Home equity loans and lines of credit
Ohio	687,660		702,229		721,890		773,104
Florida	506,132		524,195		539,152		585,951
California	216,995		222,146		227,841		242,514
New Jersey	83,805		86,816		87,901		92,823
Other	264,219		271,616		281,614		307,428
Total Home equity loans and lines of credit	1,758,811	16.8	1,807,002	17.5	1,858,398	18.2	2,001,820	20.0
Total Construction	70,236	0.7	75,314	0.7	72,430	0.7	54,728	0.5
Other consumer loans	4,076	—	3,980	—	4,100	—	4,276	—
Total loans receivable	10,485,050	100.0%	10,296,961	100.0%	10,231,792	100.0%	9,997,460	100.0%
Deferred loan fees, net	(7,913)		(11,454)		(13,171)		(17,241)
Loans in process	(36,928)		(42,325)		(42,018)		(27,748)
Allowance for loan losses	(83,391)		(85,282)		(92,537)		(101,217)
Total loans receivable, net	$10,356,818		$10,157,900		$10,084,066		$9,851,254

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

	March 31, 2014			December 31, 2013
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential non-Home Today	$32,642	39.1%	80.9%	$33,462	39.3%	80.1%
Residential Home Today	16,919	20.3	1.6	20,479	24.0	1.7
Home equity loans and lines of credit	33,785	40.5	16.8	31,227	36.6	17.5
Construction	45	0.1	0.7	114	0.1	0.7
Other consumer loans	—	—	—	—	—	—
Total allowance	$83,391	100.0%	100.0%	$85,282	100.0%	100.0%

	September 30, 2013			March 31, 2013
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)			(Dollars in thousands)
Real estate loans:
Residential non-Home Today	$35,427	38.3%	79.4%	$34,172	33.8%	77.6%
Residential Home Today	24,112	26.0	1.7	27,743	27.4	1.9
Home equity loans and lines of credit	32,818	35.5	18.2	38,968	38.5	20.0
Construction	180	0.2	0.7	334	0.3	0.5
Other consumer loans	—	—	—	—	—	—
Total allowance	$92,537	100.0%	100.0%	$101,217	100.0%	100.0%
During the three months ended March 31, 2014, the total allowance for loan losses decreased $1.9 million, to $83.4 million from $85.3 million at December 31, 2013, as we recorded a $5.0 million provision for loan losses, which was less than the actual net charge-offs of $6.9 million for the quarter. Net charge-offs included $1.3 million in recoveries that were recorded during the current quarter, representing the cumulative one-time payment received as a result of PMIC increasing the cash percentage of the partial claim payment plan as discussed in Note 4 to the Unaudited Interim Consolidated Financial Statements: LOANS AND ALLOWANCE FOR LOAN LOSSES. The $1.9 million decrease in the balance of the allowance for loan losses during the quarter ended March 31, 2014 was related to loans evaluated collectively. Refer to the "activity in the allowance for loan losses" and "analysis of the allowance for loan losses" tables in Note 4 of the Notes to the Unaudited Interim Consolidated Financial Statements for more information. Other than the less significant construction and other consumer loans segments, changes during the three months ended March 31, 2014 in the balances of the GVAs for the loans evaluated collectively related to the significant loan segments are described as follows:

•
Residential non-Home Today – The total balance of this segment of the loan portfolio increased 3.1% or $250.9 million during the quarter, while the total allowance for loan losses for this segment decreased 2.5% or $0.8 million. The portion of this loan segment’s allowance for loan losses that was determined by evaluating groups of loans collectively (i.e. those loans that were not individually evaluated), decreased $1.0 million, or 4.0%, from $25.0 million at December 31, 2013 to $24.0 million at March 31, 2014. The ratio of this portion of the allowance for loan losses to the total balance of loans in this loan segment that were evaluated collectively, decreased to 0.29% at March 31, 2014 from 0.31% at December 31, 2013. Total delinquencies decreased 9.4% to $60.6 million at March 31, 2014 from $66.9 million at December 31, 2013. Loans 90 or more days delinquent decreased 7.8% to $44.4 million at March 31, 2014 from $48.2 million at December 31, 2013. Net charge-offs for the quarter ended March 31, 2014 were $2.3 million less at $2.7 million as compared to $5.0 million during the quarter ended March 31, 2013. This is partially due to $0.9 million in recoveries that were recorded during the current quarter as a result of the PMIC partial claim catch-up payment. The credit profile of this portfolio segment improved in total during the quarter due to the addition of high credit quality, residential first mortgage loans. As there continues to be a consistent improving trend in this portfolio, reductions in the allowance are warranted.

•
Residential Home Today – The total balance of this segment of the loan portfolio decreased 3.6% or $6.1 million as new originations have effectively stopped since the imposition of more restrictive lending requirements in 2009. The total allowance for loan losses for this segment decreased $3.6 million or 17.4%. The portion of this loan segment’s allowance for loan losses that was determined by evaluating groups of loans collectively (i.e. those loans that were not individually evaluated), decreased by 24.4% from $14.2 million at December 31, 2013 to $10.7 million at March 31, 2014. Similarly, the ratio of this portion of the allowance to the total balance of loans in this loan segment that were evaluated collectively, decreased 3.3% to 11.8% at March 31, 2014 from 15.2% at December 31, 2013. Total delinquencies decreased from $32.6 million at December 31, 2013 to $25.1 million at March 31, 2014. Delinquencies greater than 90 days decreased from $17.5 million to $16.2 million during the same period. Net charge-offs were less at $1.1 million during the quarter ended March 31, 2014, which is net of $0.4 million of recovery recorded during the current quarter as a result of the PMIC partial claim catch-up payment, as compared to $3.8 million during the quarter ended March 31, 2013. As there continues to be a consistent improving credit profile trend in this portfolio and the portfolio balance declines, reductions in the allowance are warranted.

•
Home Equity Loans and Lines of Credit - The total balance of this segment of the loan portfolio decreased 2.7% or $48.4 million from $1.81 billion at December 31, 2013 to $1.77 billion at March 31, 2014. The total allowance for loan losses for this segment increased 8.2% to $33.8 million from $31.2 million at December 31, 2013. The portion of this loan segment's allowance for loan losses that was determined by evaluating groups of loans collectively (i.e. those loans that were not individually evaluated) increased by $2.6 million, or 8.5%, from $30.7 million to $33.2 million during the quarter ended March 31, 2014. The ratio of this portion of the allowance to the total balance of loans in this loan segment that were evaluated collectively also increased to 1.92% at March 31, 2014 from 1.72% at December 31, 2013. Net charge-offs for this loan segment during the current quarter were less at $3.1 million as compared to $5.2 million for the quarter ended March 31, 2013. Total delinquencies for this portfolio segment decreased 2.5% to $22.4 million at March 31, 2014 as compared to $22.9 million at December 31, 2013. Delinquencies greater than 90 days increased 4.9% to $13.1 million at March 31, 2014 from $12.5 million at December 31, 2013. While continued improvement in early stage delinquencies and charge-offs improved during the quarter, severely delinquent loans saw a slight increase, resulting in the allowance for this loan segment to slightly increase.

Loan losses on home equity loans and lines of credit continue to comprise a significant portion of our losses and are expected to continue to do so for the foreseeable future, until non-performing loan balances begin to decrease by more than the charge-offs.

The following table sets forth activity in our allowance for loan losses segregated by geographic location for the periods indicated. Construction loans are secured by properties located in Ohio and the balances of consumer and other loans are considered immaterial, therefore neither was segregated by geography.

	As of and For the Three Months Ended March 31,		As of and for the For the Six Months Ended March 31,
	2014	2013	2014	2013
	(Dollars in thousands)
Allowance balance (beginning of the period)	$85,282	$105,201	$92,537	$100,464
Charge-offs:
Real estate loans:
Residential non-Home Today
Ohio	2,031	2,802	5,608	6,147
Florida	1,669	2,453	5,543	3,742
Other	7	9	32	10
Total Residential non-Home Today	3,707	5,264	11,183	9,899
Residential Home Today
Ohio	2,364	3,662	5,281	7,133
Florida	24	177	40	240
Total Residential Home Today	2,388	3,839	5,321	7,373
Home equity loans and lines of credit
Ohio	1,112	1,115	2,826	2,226
Florida	2,140	4,341	4,246	7,447
California	335	681	745	1,950
New Jersey	231	94	366	165
Other	440	439	752	1,190
Total Home equity loans and lines of credit	4,258	6,670	8,935	12,978
Construction	—	48	41	53
Other consumer loans	—	—	—	—
Total charge-offs	10,353	15,821	25,480	30,303
Recoveries:
Real estate loans:
Residential non-Home Today	1,022	261	1,452	592
Residential Home Today	1,240	61	1,347	152
Home equity loans and lines of credit	1,192	1,465	2,521	2,252
Construction	8	50	14	60
Other consumer loans	—	—	—	—
Total recoveries	3,462	1,837	5,334	3,056
Net charge-offs	(6,891)	(13,984)	(20,146)	(27,247)
Provision for loan losses	5,000	10,000	11,000	28,000
Allowance balance (end of the period)	$83,391	$101,217	$83,391	$101,217
Ratios:
Net charge-offs (annualized) to average loans outstanding	0.27%	0.55%	0.39%	0.53%
Allowance for loan losses to non-accrual loans at end of the year	58.44%	60.97%	58.44%	60.97%
Allowance for loan losses to the total recorded investment in loans at end of the period	0.80%	1.02%	0.80%	1.02%

The net charge-offs of $20.1 million during the six months ended March 31, 2014 decreased from $27.2 million during the six months ended March 31, 2013, as credit quality continued to improve during the recent quarter. During the quarter ended December 31, 2013, a new practice of charging off the remaining balance of loans that remained delinquent for at least 1,500 days as a result of stalled foreclosure processes was implemented. Of the residential charge-offs during the six months ended March 31, 2014, $5.3 million were attributable to full charge-offs of loans 1,500 days past due. During the quarter ended March 31, 2014, $1.3 million in recoveries were recorded representing the cumulative one-time payment received as a result of PMIC increasing the cash percentage of the partial claim payment plan as discussed in Note 4 to the Unaudited Interim Consolidated Financial Statements: LOANS AND ALLOWANCE FOR LOAN LOSSES. The remaining net charge-offs for the six months ended March 31, 2014 were $16.1 million, a decrease of $11.1 million from the six months ended March 31, 2013.
We continue to evaluate loans becoming delinquent for potential losses and record provisions for our estimate of those losses. We expect a moderate level of charge-offs to continue as the delinquent loans are resolved in the future and uncollected balances are charged against the allowance.
The following tables set forth the number and recorded investment in loan delinquencies by type, segregated by geographic location and severity of delinquency at the dates indicated. The majority of our construction loan portfolio is secured by properties located in Ohio and there were no delinquencies in the consumer loan portfolio; therefore, neither was segregated by geography.

	Loans Delinquent for				Total
	30-89 Days		90 Days or More
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
March 31, 2014
Real estate loans:
Residential non-Home Today
Ohio	119	$13,179	284	$24,842	403	$38,021
Florida	16	2,777	178	19,222	194	21,999
Kentucky	3	245	1	327	4	572
Total Residential non-Home Today	138	16,201	463	44,391	601	60,592
Residential Home Today
Ohio	146	8,583	348	15,500	494	24,083
Florida	3	283	15	722	18	1,005
Total Residential Home Today	149	8,866	363	16,222	512	25,088
Home equity loans and lines of credit
Ohio	126	3,579	233	5,198	359	8,777
Florida	55	3,845	187	4,114	242	7,959
California	10	635	22	1,041	32	1,676
New Jersey	2	203	14	455	16	658
Other	20	982	49	2,299	69	3,281
Total Home equity loans and lines of credit	213	9,244	505	13,107	718	22,351
Construction	—	—	3	151	3	151
Other consumer loans	—	—	—	—	—	—
Total	500	$34,311	1,334	$73,871	1,834	$108,182

	Loans Delinquent for				Total
	30-89 Days		90 Days or More
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
December 31, 2013
Real estate loans:
Residential non-Home Today
Ohio	140	$14,847	317	$27,617	457	$42,464
Florida	19	3,552	187	19,991	206	23,543
Other	3	286	3	562	6	848
Total Residential non-Home Today	162	18,685	507	48,170	669	66,855
Residential Home Today
Ohio	244	14,642	371	16,803	615	31,445
Florida	6	484	17	676	23	1,160
Total Residential Home Today	250	15,126	388	17,479	638	32,605
Home equity loans and lines of credit (1)
Ohio	147	4,214	220	5,036	367	9,250
Florida	48	3,065	180	3,966	228	7,031
California	8	725	26	1,268	34	1,993
New Jersey	7	598	13	601	20	1,199
Other	28	1,839	42	1,619	70	3,458
Total Home equity loans and lines of credit	238	10,441	481	12,490	719	22,931
Construction	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—
Total	650	$44,252	1,376	$78,139	2,026	$122,391

	Loans Delinquent for				Total
	30-89 Days		90 Days or More
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
September 30, 2013
Real estate loans:
Residential non-Home Today
Ohio	165	$17,064	340	$31,498	505	$48,562
Florida	17	2,743	200	24,405	217	27,148
Other	3	465	3	581	6	1,046
Total Residential non-Home Today	185	20,272	543	56,484	728	76,756
Residential Home Today
Ohio	213	14,213	377	17,748	590	31,961
Florida	6	373	16	593	22	966
Total Residential Home Today	219	14,586	393	18,341	612	32,927
Home equity loans and lines of credit
Ohio	151	5,304	200	5,132	351	10,436
Florida	56	4,228	170	3,589	226	7,817
California	9	749	27	1,479	36	2,228
New Jersey	6	397	10	359	16	756
Other	24	1,593	39	1,483	63	3,076
Total Home equity loans and lines of credit	246	12,271	446	12,042	692	24,313
Construction	—	—	2	41	2	41
Other consumer loans	—	—	—	—	—	—
Total	650	$47,129	1,384	$86,908	2,034	$134,037

	Loans Delinquent for				Total
	30-89 Days		90 Days or More
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
March 31, 2013
Real estate loans:
Residential non-Home Today
Ohio	130	$12,168	397	$40,999	527	$53,167
Florida	24	4,014	225	26,965	249	30,979
Kentucky	3	823	3	575	6	1,398
Total Residential non-Home Today	157	17,005	625	68,539	782	85,544
Residential Home Today
Ohio	151	10,376	452	22,271	603	32,647
Florida	1	82	21	980	22	1,062
Total Residential Home Today	152	10,458	473	23,251	625	33,709
Home equity loans and lines of credit
Ohio	119	3,790	158	5,121	277	8,911
Florida	62	4,560	90	5,433	152	9,993
California	6	486	18	1,347	24	1,833
New Jersey	7	439	8	501	15	940
Other	49	1,394	111	2,376	160	3,770
Total Home equity loans and lines of credit	243	10,669	385	14,778	628	25,447
Construction	—	—	4	220	4	220
Other consumer loans	—	—	—	—	—	—
Total	552	$38,132	1,487	$106,788	2,039	$144,920

Loans delinquent 90 days or more decreased 0.1% to 0.7% of total net loans at March 31, 2014 from 0.8% at December 31, 2013, and decreased 0.4% from 1.1% at March 31, 2013. Loans delinquent 30 to 89 days decreased 0.1% to 0.3% of total net loans at March 31, 2014 from 0.4% at both December 31, 2013 and March 31, 2013. During the last several years, the inability of borrowers to repay their loans has been primarily a result of high unemployment and uncertain economic prospects in our primary lending markets. Although regional employment levels have improved, the breadth and sustainability of the economic recovery remains tenuous and, accordingly, we expect some borrowers who are current on their loans at March 31, 2014 to experience payment problems in the future. The excess number of housing units available for sale in certain segments of the market today also may limit a borrower’s ability to sell a home he or she can no longer afford. In many Florida areas, housing values continue to remain depressed due to prior rapid building and speculation, which has resulted in considerable inventory on the market and may limit a borrower’s ability to sell a home at a price that equals or exceeds the balance of the outstanding mortgage indebtedness.

The following table sets forth the recorded investments and categories of our non-performing assets and troubled debt restructurings at the dates indicated.

	March 31, 2014	December 31, 2013	September 30, 2013	March 31, 2013
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
Residential non-Home Today	$80,915	$85,309	$91,048	$98,268
Residential Home Today	31,469	33,062	34,813	37,125
Home equity loans and lines of credit (1)	30,162	29,539	29,943	30,386
Construction	151	—	41	220
Other consumer loans	—	—	—	—
Total non-accrual loans (2)(3)(4)	142,697	147,910	155,845	165,999
Real estate owned	19,912	21,853	22,666	19,868
Other non-performing assets	—	—	—	—
Total non-performing assets	$162,609	$169,763	$178,511	$185,867
Ratios:
Total non-accrual loans to total loans	1.37%	1.44%	1.53%	1.67%
Total non-accrual loans to total assets	1.24%	1.30%	1.38%	1.49%
Total non-performing assets to total assets	1.41%	1.49%	1.58%	1.67%
Troubled debt restructurings: (not included in non-accrual loans above)
Real estate loans:
Residential non-Home Today	$58,842	$60,007	$63,045	$65,805
Residential Home Today	42,066	44,156	46,435	51,916
Home equity loans and lines of credit	7,303	6,754	7,092	6,348
Construction	—	215	259	601
Other consumer loans	—	—	—	—
Total (5)	$108,211	$111,132	$116,831	$124,670
_________________

(1)
The totals at March 31, 2014, December 31, 2013, September 30, 2013 and March 31, 2013 include $3.5 million, $3.8 million, $5.3 million, and $4.9 million, respectively, of performing home equity lines of credit included in nonaccrual, pursuant to regulatory guidance regarding senior lien delinquency issued in January 2012.

(2)
Totals at March 31, 2014, December 31, 2013, September 30, 2013 and March 31, 2013, include $54.9 million, $56.0 million, $54.3 million and $47.0 million, respectively, in troubled debt restructurings, which are less than 90 days past due but included with nonaccrual loans for a minimum period of six months from the restructuring date due to their non-accrual status prior to restructuring, because they have been partially charged off, or because all borrowers have been discharged of their obligation through a Chapter 7 bankruptcy (see note 4 below).

(3)
Includes $26.6 million, $27.9 million, $30.6 million and $35.7 million in troubled debt restructurings that are 90 days or more past due at March 31, 2014, December 31, 2013, September 30, 2013 and March 31, 2013, respectively.

(4)
At March 31, 2014, December 31, 2013, September 30, 2013 and March 31, 2013, the recorded investment of troubled debt restructurings in non-accrual status includes $33.3 million, $33.7 million, $34.0 million and $30.9 million of performing loans in Chapter 7 bankruptcy status where all borrowers have been discharged of their obligation per the OCC BAAS interpretive guidance issued in July 2012.

(5)
At March 31, 2014, December 31, 2013, September 30, 2013 and March 31, 2013, $14.0 million, $14.3 million, $15.7 million and $15.1 million of accruing, performing loans in Chapter 7 bankruptcy status, where at least one borrower has been discharged of their obligation, are reported as troubled debt restructurings per the OCC BAAS interpretive guidance issued in July 2012.

The gross interest income that would have been recorded during the six months ended March 31, 2014 and March 31, 2013 on non-accrual loans if they had been accruing during the entire period and troubled debt restructurings if they had been current and performing in accordance with their original terms during the entire period was $6.7 million and $8.1 million, respectively. The interest income recognized on those loans included in net income for the six months ended March 31, 2014 and March 31, 2013 was $3.4 million and $4.0 million, respectively.

At March 31, 2014, December 31, 2013, September 30, 2013 and March 31, 2013, the recorded investment of impaired loans includes accruing troubled debt restructurings and loans that are returned to accrual status when contractual payments are less than 90 days past due. These loans continue to be individually evaluated for impairment until contractual payments are less than 30 days past due. Also, the recorded investment of non-accrual loans includes loans that are not included in the recorded investment of impaired loans because they are included in loans collectively evaluated for impairment. The table below sets forth the recorded investments and categories between non-accrual loans and impaired loans at the dates indicated.

	March 31, 2014	December 31, 2013	September 30, 2013	March 31, 2013
	(Dollars in thousands)
Non-Accrual Loans	$142,697	$147,910	$155,845	$165,999
Accruing TDRs	108,211	111,132	116,831	124,670
Performing Impaired	7,184	8,665	7,761	6,557
Collectively Evaluated	(13,314)	(14,648)	(17,396)	(20,381)
Total Impaired loans	$244,778	$253,059	$263,041	$276,845
In response to the economic challenges facing many borrowers, the Association continues to modify loans, resulting in $189.7 million of total troubled debt restructurings (accrual and non-accrual) recorded at March 31, 2014. There was a $12.0 million decrease in the recorded investment of troubled debt restructured loans from September 30, 2013 and a $17.6 million decrease in the aggregate balance from March 31, 2013.
Troubled debt restructuring is a method increasingly used to help families keep their homes and preserve our neighborhoods. This involves making changes to the borrowers’ loan terms through interest rate reductions, either for a specific period or for the remaining term of the loan; term extensions, including beyond that provided in the original agreement; principal forgiveness; capitalization of delinquent payments in special situations; or some combination of the above. Loans discharged through Chapter 7 bankruptcy are also reported as TDRs per OCC interpretive guidance issued in July 2012. For discussion on impairment measurement, see Note 4 to the Unaudited Interim Consolidated Financial Statements: LOANS AND ALLOWANCE FOR LOAN LOSSES.

The following table sets forth the recorded investment in accrual and non-accrual troubled debt restructured loans, by the types of concessions granted, as of March 31, 2014.

	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Modifications	Bankruptcy	Total
	(In thousands)
Accrual
Residential non-Home Today	$12,799	$962	$9,590	$15,882	$11,275	$8,334	$58,842
Residential Home Today	8,238	—	4,913	14,172	13,849	894	42,066
Home equity loans and lines of credit	78	975	599	543	373	4,735	7,303
Construction	—	—	—	—	—	—	—
Total	$21,115	$1,937	$15,102	$30,597	$25,497	$13,963	$108,211
Non-Accrual, Performing
Residential non-Home Today	$1,266	$288	$485	$2,906	$7,165	$19,184	$31,294
Residential Home Today	2,170	23	1,257	1,051	4,501	3,454	12,456
Home equity loans and lines of credit	—	29	—	366	92	10,632	11,119
Construction	—	—	—	—	—	—	—
Total	$3,436	$340	$1,742	$4,323	$11,758	$33,270	$54,869
Non-Accrual, Non-Performing
Residential non-Home Today	$2,034	$338	$1,287	$1,753	$1,656	$7,537	$14,605
Residential Home Today	2,682	66	1,523	1,986	2,308	691	9,256
Home equity loans and lines of credit	—	—	—	—	202	2,377	2,579
Construction	—	151	—	—	—	—	151
Total	$4,716	$555	$2,810	$3,739	$4,166	$10,605	$26,591
Total Troubled Debt Restructurings
Residential non-Home Today	$16,099	$1,588	$11,362	$20,541	$20,096	$35,055	$104,741
Residential Home Today	13,090	89	7,693	17,209	20,658	5,039	63,778
Home equity loans and lines of credit	78	1,004	599	909	667	17,744	21,001
Construction	—	151	—	—	—	—	151
Total	$29,267	$2,832	$19,654	$38,659	$41,421	$57,838	$189,671
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

On March 31, 2014 the unpaid principal balance of our home equity loans and lines of credit portfolio consisted of $161.2 million in home equity loans (which included $130.5 million of home equity lines of credit which are in the amortization period and no longer eligible to be drawn upon), $1.4 million in bridge loans and $1.60 billion in home equity lines of credit. The following table sets forth credit exposure, principal balance, percent delinquent 90 days or more, the mean CLTV percent at the time of origination and the current mean CLTV percent of our home equity loans, home equity lines of credit and bridge loan portfolio as of March 31, 2014. Home equity lines of credit in the draw period are reported according to geographic distribution.

	Credit Exposure	Principal Balance	Percent Delinquent 90 days or More	Mean CLTV Percent at Origination (2)	Current Mean CLTV Percent (3)
	(Dollars in thousands)
Home equity lines of credit in draw period (by state)
Ohio	$1,231,105	$592,709	0.37%	60%	63%
Florida	673,955	488,979	0.73%	62%	79%
California	283,282	206,374	0.37%	67%	69%
New Jersey	129,584	81,258	0.24%	59%	67%
Other (1)	380,965	226,924	0.45%	64%	68%
Total home equity lines of credit in draw period	2,698,891	1,596,244	0.48%	61%	67%
Home equity lines in repayment, home equity loans and bridge loans	162,567	162,567	3.33%	67%	53%
Total	$2,861,458	$1,758,811	0.75%	62%	66%
_________________

(1)	No individual state has a credit exposure or drawn balance greater than 5% of the total.

(2)	Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.

(3)
Current Mean CLTV is based on best available first mortgage and property values as of March 31, 2014. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.

At March 31, 2014, 42.6% of our home equity lending portfolio was either in first lien position (25.2%) or was in a subordinate (second) lien position behind a first lien that we held (7.5%) or behind a first lien that was held by a loan that we serviced for others (9.9%). In addition, at March 31, 2014, 18.5% of our home equity line of credit portfolio in the draw period was making only the required minimum payment on their outstanding line balance.

The following table sets forth credit exposure, principal balance, percent delinquent 90 days or more, the mean CLTV percent at the time of origination and the current mean CLTV percent of our home equity loans, home equity lines of credit and bridge loan portfolio as of March 31, 2014. Home equity lines of credit in the draw period are stratified by the calendar year originated:

	Credit Exposure	Principal Balance	Percent Delinquent 90 days or More	Mean CLTV Percent at Origination (1)	Current Mean CLTV Percent (2)
	(Dollars in thousands)
Home equity lines of credit in draw period
2004 and prior	$660,778	$348,484	0.72%	57%	59%
2005	102,418	62,042	0.86%	67%	72%
2006	245,800	158,809	0.57%	65%	78%
2007	384,487	270,868	0.56%	67%	80%
2008	804,446	520,805	0.40%	63%	69%
2009	329,703	163,092	0.09%	55%	61%
2010	28,847	12,501	0.20%	57%	56%
2011 (3)	232	149	—%	39%	61%
2012	28,759	13,307	—%	51%	50%
2013	86,283	36,218	—%	59%	57%
2014	27,138	9,969	—%	61%	60%
Total home equity lines of credit in draw period	2,698,891	1,596,244	0.48%	61%	67%
Home equity lines in repayment, home equity loans and bridge loans	162,567	162,567	3.33%	67%	53%
Total	$2,861,458	$1,758,811	0.75%	62%	66%
_________________

(1)	Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.

(2)
Current Mean CLTV is based on best available first mortgage and property values as of March 31, 2014. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.

(3)	Amounts represent home equity lines of credit that were previously originated, and that were closed and subsequently replaced in 2011.
As described above, in light of the past and continuing weakness in the housing market, the current level of delinquencies and the uncertainty with respect to future employment levels and economic prospects, we currently conduct an expanded loan level evaluation of our equity lines of credit which are delinquent 90 days or more.

The following table sets forth the breakdown of current mean CLTV percentages for our home equity lines of credit in the draw period as of March 31, 2014.

	Credit Exposure	Principal Balance	Percent of Total	Percent Delinquent 90 days or More	Mean CLTV Percent at Origination (2)	Current Mean CLTV Percent (3)
	(Dollars in thousands)
Home equity lines of credit in draw period (by current mean CLTV)
< 80%	$1,804,338	$937,174	58.7%	0.47%	54%	54%
80 - 89.9%	359,194	235,801	14.8%	0.69%	77%	85%
90 - 100%	204,828	155,068	9.7%	0.38%	80%	95%
> 100%	268,216	245,775	15.4%	0.33%	80%	122%
Unknown	62,315	22,426	1.4%	1.27%	32%	(1)
	$2,698,891	$1,596,244	100.0%	0.48%	61%	67%
_________________

(1)	Market data necessary for stratification is not readily available.

(2)	Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.

(3)
Current Mean CLTV is based on best available first mortgage and property values as of March 31, 2014. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.

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

The amount and timing of mortgage servicing rights amortization is adjusted monthly based on actual results. In addition, on a quarterly basis, we perform a valuation review of mortgage servicing rights for potential decreases in value. This quarterly valuation review entails applying current assumptions to the portfolio classified by interest rates and, secondarily, by prepayment characteristics. At March 31, 2014, the capitalized value of our right to service $2.74 billion of loans for others was $12.8 million, or 0.47% of the serviced loan portfolio, and was based on an estimated weighted-average life of 5.2 years. Activity in the balance of mortgage servicing rights is summarized as follows:

	Three Months Ended
	March 31, 2014			March 31, 2013
	Mortgage Servicing Asset	Valuation Allowance	Net	Mortgage Servicing Asset	Valuation Allowance	Net
	(Dollars in thousands)
Balance - beginning of period	$13,391	$—	$13,391	$17,787	$—	$17,787
Additions from loan securitizations/sales	104		104	338		338
Amortization	(650)		(650)	(1,735)		(1,735)
Net change in valuation allowance		—	—		—	—
Balance - end of period	$12,845	—	$12,845	$16,390	—	$16,390
Fair value of capitalized amounts			$29,469			$22,625

	Six Months Ended
	March 31, 2014			March 31, 2013
	Mortgage Servicing Asset	Valuation Allowance	Net	Mortgage Servicing Asset	Valuation Allowance	Net
	(Dollars in thousands)
Balance - beginning of period	$14,074	$—	$14,074	$19,613	$—	$19,613
Additions from loan securitizations/sales	213		213	559		559
Amortization	(1,442)		(1,442)	(3,782)		(3,782)
Net change in valuation allowance		—	—		—	—
Balance - end of period	$12,845	$—	$12,845	$16,390	$—	$16,390
Fair value of capitalized amounts			$29,469			$22,625

At March 31, 2014, substantially all of the approximately 28,900 loans serviced for Fannie Mae and others were performing in accordance with their contractual terms and management believes that it had no material repurchase obligations associated with these loans at that date. The following tables summarize our repurchases and loss reimbursements to investors, charges related to default servicing non-compliance and compensatory fees incurred during the indicated periods. All transactions were related to loans serviced for Fannie Mae. There were no material repurchase or loss reimbursement requests outstanding at March 31, 2014. An accrual for $1.1 million has been established for probable losses at March 31, 2014. On November 7, 2013, the Association entered into a resolution agreement with Fannie Mae pursuant to which, on November 14, 2013, the Association remitted $3.1 million to Fannie Mae. The remittance amount included $0.4 million related to outstanding mortgage insurance claim payments on 42 loans. Under the terms of the resolution agreement, Fannie Mae withdrew all outstanding repurchase and make-whole demands and generally waived its right to enforce future repurchase obligations with respect to all mortgage loans (approximately 23,400 active loans or loans with a remaining balance) that were originated by the Association between January 1, 2000 and December 31, 2008 and delivered to Fannie Mae prior to January 1, 2009. The Association believes that by entering into this resolution agreement, a potentially large uncertainty with respect to future performance has been substantially reduced. Completion of the resolution agreement had no impact on earnings as the payment was fully funded by previously established accruals.

	Three Months Ended
	March 31, 2014			March 31, 2013
	Number of Loans	Balance	Losses or Charges Incurred	Number of Loans	Balance	Losses or Charges Incurred
	(Dollars in thousands)
Repurchased loans:
Non-recourse, non-performing loans(1)	—	$—	$—	1	$138	$7
Non-recourse, performing loans(2)	—	—	—	1	247	—
Post-disposition file reviews(3)	—	—	—	7	—	616
Compensatory fees related to default servicing(4)	—	—	9	—	—	165
	—	$—	$9	9	$385	$788

	Six Months Ended
	March 31, 2014			March 31, 2013
	Number of Loans	Balance	Losses or Charges Incurred	Number of Loans	Balance	Losses or Charges Incurred
	(Dollars in thousands)
Repurchased loans:
Non-recourse, non-performing loans(1)	—	$—	$—	1	$138	$7
Non-recourse, performing loans(2)	—	—	—	5	780	—
Post-disposition file reviews(3)	1	—	51	13	—	967
Compensatory fees related to default servicing(4)	—	—	95	—	—	210
	1	$—	$146	19	$918	$1,184
_________________

(1) Repurchases of non-recourse, non-performing loans were generally attributable to underwriting (primarily debt-to-income ratio) non-compliance.

(2)	Repurchases of non-recourse, performing loans were the result of post-sales file reviews that identified underwriting (primarily debt-to-income ratio) non-compliance.
(3) Post-disposition file reviews resulted in losses or charges when loans which had been sold to Fannie Mae failed to perform; the underlying collateral was sold; a loss was incurred; and a post-disposition file review identified underwriting (primarily debt-to-income ratio) non-compliance.
(4) Compensatory fees related to default servicing represented instances in which the Association's default servicing procedures did not comply with Fannie Mae's servicing requirements.

Income Taxes. We consider accounting for income taxes a critical accounting policy due to the subjective nature of certain estimates that are involved in the calculation. We use the asset/liability method of accounting for income taxes in which deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. We must assess the realization of the deferred tax asset and, to the extent that we believe that recovery is not likely, a valuation allowance is established. Adjustments to increase or decrease existing valuation allowances, if any, are charged or credited, respectively, to income tax expense. At March 31, 2014, no valuation allowances were outstanding and even though we have determined a valuation allowance is not required for deferred tax assets at March 31, 2014, there is no guarantee that those assets will be recognizable in the future.
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

Comparison of Financial Condition at March 31, 2014 and September 30, 2013
Total assets increased $265.1 million, or 2%, to $11.53 billion at March 31, 2014 from $11.27 billion at September 30, 2013. This increase was mainly the result of increases in the balances of our loans held for investment portfolio and investment securities partially offset by a decrease in the balance of cash and cash equivalents.
Cash and cash equivalents decreased $18.2 million, or 6%, to $267.8 million at March 31, 2014 from $286.0 million at September 30, 2013, as our most liquid assets have been reinvested into investment securities and have been used to fund reductions in the balances of deposits.
Investment securities increased $9.2 million, or 2%, to $486.6 million at March 31, 2014 from $477.4 million at September 30, 2013. Investment securities increased, as $71.3 million in purchases exceeded $59.9 million in principal paydowns and $1.8 million of net acquisition premium amortization that occurred in the mortgage-backed securities portfolio during the six months ended March 31, 2014. There were no sales of investment securities during the six months ended March 31, 2014.
Mortgage loans held for sale decreased $2.7 million, or 64%, to $1.5 million at March 31, 2014 from $4.2 million at September 30, 2013. During the six months ended March 31, 2014, loan sales of $42.0 million were completed, consisting of $24.6 million of conforming fifteen and thirty year, fixed-rate loans delivered to Fannie Mae subsequent to our November 2013 reinstatement as as approved seller and $17.4 million of conforming fifteen and thirty year, fixed-rate loans that qualified under Fannie Mae's Home Affordable Refinance Program.
Loans held for investment, net, increased $272.8 million, or 3%, to $10.36 billion at March 31, 2014 from $10.08 billion at September 30, 2013. Supported by consistent loan growth, residential mortgage loans increased $355.1 million, or 4%, to $8.65 billion at March 31, 2014. The increase in residential mortgage loans included the negative impact of $13.7 million in net charge-offs during the six months ended March 31, 2014. The total allowance for loan losses decreased $9.1 million, or 10%, to $83.4 million at March 31, 2014 from $92.5 million at September 30, 2013, mainly as a result of the newly implemented practice of fully charging off the balance of delinquent loans that had not been resolved through the foreclosure process for over 1,500 days. During the six months ended March 31, 2014, $388.3 million of three- and five-year “SmartRate” loans were originated while $642.6 million of 10, 15, and 30 year fixed-rate first mortgage loans were originated. These fixed-rate originations were partially offset by paydowns and fixed-rate loan sales. Between September 30, 2013 and March 31, 2014 the total fixed-rate portion of our first mortgage loan portfolio increased $228.1 million and was comprised of an increase of $365.0 million in the balance of fixed-rate loans with original terms of 10 years or less, and a decrease of $136.9 million in the balance of fixed-rate loans with original terms greater than 10 years. Historically, the preponderance of our new loan originations was comprised of fixed-rate loans which were frequently offset by fixed-rate loan sales. During the six months ended March 31, 2014, we recorded $42.0 million in loan sales to Fannie Mae, which included $17.4 million of agency-compliant HARP II loans and $24.6 million of long-term, fixed-rate, agency-compliant, non-HARP II first mortgage loans. The relatively low volume of long-term, fixed-rate first mortgage loan sales since June 30, 2010 reflected the impact of changes imposed by Fannie Mae, the Association’s primary loan investor, related to requirements for loans that it accepts, as well as the strategy of originating adjustable-rate loans to be held for investment on our balance sheet. The sale of non-HARP II loans in the current fiscal year is the result of our recent implementation of certain loan origination changes required by Fannie Mae, and which resulted in our November 15, 2013 reinstatement as an approved seller to Fannie Mae. Refer to the Controlling Our Interest Rate Risk Exposure section of the Overview for additional discussion regarding loan sales to Fannie Mae and our management of interest rate risk.
Partially offsetting the increase in residential mortgage loans was a $99.6 million decrease in home equity loans and lines of credit during the current period. Between June 28, 2010 and March 20, 2012, we suspended the acceptance of new home equity loan and line of credit applications with the exception of bridge loans. Beginning in March, 2012, we offered redesigned home equity lines of credit to qualifying existing home equity customers, subject to certain property and credit performance conditions. In February 2013 we further modified the product design and in April 2013 we extended the offer to both existing home equity customers and new consumers in Ohio, Florida and selected counties in Kentucky. In February 2014, offerings were extended to six additional states (California, Maryland, New Hampshire, New Jersey, New York, and Pennsylvania). At March 31, 2014, the recorded investment related to home equity lines of credit originated subsequent to March 20, 2012, totaled $60.8 million. At March 31, 2014, pending commitments to extend new home equity lines of credit to our existing customers totaled $18.7 million. Refer to the Controlling Our Interest Rate Risk Exposure section of the Overview for additional information.
Deposits decreased $49.0 million, or 1%, to $8.42 billion at March 31, 2014 from $8.46 billion at September 30, 2013. The decrease in deposits resulted from a $55.2 million decrease in our CDs, combined with a $15.4 million decrease in our high-yield savings accounts (a subcategory of our savings accounts) and partially offset by a $20.0 million increase in our high-

yield checking accounts (a subcategory of our negotiable order of withdrawal accounts). We believe that our high-yield savings accounts as well as our high-yield checking accounts provide a stable source of funds. In addition, our high-yield savings accounts are expected to reprice in a manner similar to our home equity lending products, and, therefore, assist us in managing interest rate risk. To manage our cost of funds, maturing, higher rate CDs were replaced by other lower rate savings products that we offered or, if the depositor withdrew their maturing accounts, the monies were replaced by borrowings from the FHLB of Cincinnati or longer-term (four to five years) brokered CDs. The balance of brokered CDs at March 31, 2014 was $217.0 million, an increase of $204.0 million since September 30, 2013.
Borrowed funds, all from the FHLB of Cincinnati, increased $325.0 million or 44%, to $1.07 billion at March 31, 2014 from $745.1 million at September 30, 2013. The increase reflects a combination of an additional $230 million of mainly four- to five- year term advances and a $128.0 million increase in lower cost, short-term borrowings, offset by principal repayments on maturing term advances. The increase in advances was used to fund loan growth and net savings deposits outflow.
Principal, interest and related escrow on loans serviced decreased $22.3 million, or 29%, to $53.4 million at March 31, 2014 from $75.7 million at September 30, 2013. Principal and interest collected decreased $17.7 million combined with a $4.6 million decrease in retained tax payments collected from borrowers during the current period. Principal and interest will fluctuate based on normal curtailments and paydowns which are influenced by the relative level of market interest rates. Additionally, the balance is generally reflective of the balance of the portfolio of loans serviced for others which decreased from $2.97 billion at September 30, 2013 to $2.74 billion at March 31, 2014.
Total shareholders’ equity increased $12.7 million, or 1%, to $1.88 billion at March 31, 2014 from $1.87 billion at September 30, 2013. This increase primarily reflected $32.4 million of net income reduced by $26.1 million of repurchases of outstanding common stock and was further impacted by adjustments related to awards under the stock-based compensation plan and the allocation of shares held by the ESOP. Pursuant to the non-objection of the Federal Reserve, the Company's fourth stock repurchase program was completed during the quarter ended December 31, 2013. A total of 2,156,250 shares were repurchased at an average cost of $12.09 per share. Refer to Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for additional details regarding the repurchase of shares of common stock.

Comparison of Operating Results for the Three Months Ended March 31, 2014 and 2013
Average balances and yields. The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effects thereof were not material. Average balances are derived from daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense.

	Three Months Ended			Three Months Ended
	March 31, 2014			March 31, 2013
	Average Balance	Interest Income/ Expense	Yield/ Cost (2)	Average Balance	Interest Income/ Expense	Yield/ Cost (2)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash equivalents	$235,718	$135	0.23%	$234,237	$134	0.23%
Investment securities	3,376	7	0.83%	9,303	9	0.39%
Mortgage-backed securities	481,224	2,298	1.91%	439,975	1,070	0.97%
Loans (1)	10,358,543	90,545	3.50%	10,216,741	95,241	3.73%
Federal Home Loan Bank stock	39,300	360	3.66%	35,620	381	4.28%
Total interest-earning assets	11,118,161	93,345	3.36%	10,935,876	96,835	3.54%
Noninterest-earning assets	306,437			286,432
Total assets	$11,424,598			$11,222,308
Interest-bearing liabilities:
NOW accounts	$1,027,358	359	0.14%	$1,022,074	602	0.24%
Savings accounts	1,801,184	846	0.19%	1,809,665	1,485	0.33%
Certificates of deposit	5,488,318	20,757	1.51%	5,922,765	25,943	1.75%
Borrowed funds	1,070,017	2,349	0.88%	417,843	875	0.84%
Total interest-bearing liabilities	9,386,877	24,311	1.04%	9,172,347	28,905	1.26%
Noninterest-bearing liabilities	159,085			223,303
Total liabilities	9,545,962			9,395,650
Shareholders’ equity	1,878,636			1,826,658
Total liabilities and shareholders’ equity	$11,424,598			$11,222,308
Net interest income		$69,034			$67,930
Interest rate spread (2)(3)			2.32%			2.28%
Net interest-earning assets (4)	$1,731,284			$1,763,529
Net interest margin (2)(5)		2.48%			2.48%
Average interest-earning assets to average interest-bearing liabilities	118.44%			119.23%
Selected performance ratios:
Return on average assets (2)		0.57%			0.46%
Return on average equity (2)		3.49%			2.80%
Average equity to average assets		16.44%			16.28%
_________________

(1)	Loans include both mortgage loans held for sale and loans held for investment.

(2)	Annualized.

(3)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by total interest-earning assets.

General. Net income increased $3.6 million to $16.4 million for the quarter ended March 31, 2014 from $12.8 million for the quarter ended March 31, 2013. The increase in net income was attributable primarily to a lower provision for loan losses.
Interest Income. Interest income decreased $3.5 million, or 4%, to $93.3 million during the current quarter compared to $96.8 million during the same quarter in the prior year. The decrease in interest income resulted primarily from a decrease in interest income from loans. partially offset by an increase in interest income from mortgage-backed securities.
Interest income on mortgage-backed securities increased $1.2 million, or 109%, to $2.3 million for the current quarter compared to $1.1 million during the same quarter in the prior year. This change was attributed to a 94 basis point increase in the average yield on mortgage-backed securities to 1.91% for the current quarter from 0.97% for the same quarter last year, as the increase in market interest rates during the year provided higher yields on newly purchased securities and extended the expected durations for the securities held in portfolio, most of which had been purchased at a premium, which in turn, increased our expected yields as the purchase premiums will be amortized over a longer period of time. The increase in yield was combined with a $41.2 million, or 9%, increase in the average balance to $481.2 million of mortgage-backed securities for the quarter ended March 31, 2014 compared to $440.0 million during the same quarter last year.
Interest income on loans decreased $4.7 million, or 5%, to $90.5 million compared to $95.2 million during the same quarter in the prior year. This change was attributed to a 23 basis point decrease in the average yield on loans to 3.50% for the current quarter from 3.73% for the same quarter last year as historically low interest rates have kept the level of refinance activity relatively high. Additionally, our “SmartRate” adjustable-rate first mortgage loan originations and our ten year fixed-rate mortgage loan originations for the quarter ended March 31, 2014, were originated at interest rates below rates offered on our longer-term, fixed-rate products and contributed to the lower average yield. In addition, there was a $141.8 million, or a 1%, increase in the average balance of loans to $10.36 billion for the quarter ended March 31, 2014 compared to $10.22 billion during the same quarter last year as new loan production exceeded repayments and loan sales.
Interest Expense. Interest expense decreased $4.6 million, or 16%, to $24.3 million during the current quarter compared to $28.9 million during the quarter ended March 31, 2013. The decrease resulted primarily from a decrease in interest expense on CDs combined with modest decreases in interest expense on NOW accounts and savings accounts partially offset by an increase in interest expense on borrowed funds.
Interest expense on CDs decreased $5.1 million, or 20%, to $20.8 million during the current quarter compared to $25.9 million during the quarter ended March 31, 2013. The change was mainly attributable to a 24 basis point decrease in the average rate we paid on CDs to 1.51% for the current quarter from 1.75% for the same quarter last year combined with a $434.4 million, or 7%, decrease in the average balance of CDs to $5.49 billion during the current quarter from an average balance of $5.92 billion during the same quarter of the prior year. Rates were adjusted on deposits in response to changes in general market rates as well as to changes in the rates paid by our competition on short-term CDs. Additionally, to optimally manage our funding costs during the current quarter, many maturing, higher rate CDs were replaced by other lower rate savings products or borrowed funds.
Interest expense on borrowed funds increased $1.4 million, to $2.3 million during the current quarter compared to $875 thousand during the quarter ended March 31, 2013. The change was mainly attributable to an increase in the average balance of borrowed funds to $1.07 billion during the current quarter from an average balance of $417.8 million during the same quarter of the prior year, and to a lesser extent, to a four basis point increase in the average rate we paid on borrowed funds to 0.88% for the current quarter from 0.84% for the same quarter last year. The increase in the average balance of borrowed funds during the current quarter was used to fund mortgage loan originations and offset the net deposit outflows.
Net Interest Income. Net interest income increased $1.1 million, or 2%, to $69.0 million during the current quarter from $67.9 million during the quarter ended March 31, 2013. We experienced an improvement in our interest rate spread, which increased four basis points to 2.32% compared to 2.28% during the same quarter last year. Low interest rates have decreased the yield on interest-earning assets, and to a greater extent, the net rate paid on deposits and borrowed funds, resulting in the increase in net interest income. Our net interest margin for the quarters ended March 31, 2014 and March 31, 2013 was 2.48%. Our average net interest-earning assets decreased $32.2 million, to $1.73 billion during the current quarter compared to the quarter ended March 31, 2013.
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
Based on our evaluation of the above factors, we recorded a provision for loan losses of $5.0 million during the quarter ended March 31, 2014 and a provision of $10.0 million during the quarter ended March 31, 2013. The provision recorded in the current quarter reflected reduced levels of loan delinquencies but was tempered by our awareness of the relative values of residential properties in comparison to their cyclical peaks as well as the uncertainty that persists in the current economic environment, which continues to challenge many of our loan customers. As delinquencies in the portfolio have been resolved through pay-off, short sale or foreclosure, or management determines the collateral is not sufficient to satisfy the loan, uncollected balances have been charged against the allowance for loan losses previously provided. The decreased level of charge-offs during the current quarter occurred throughout our entire loan portfolio. The net charge-offs of $6.9 million exceeded the loan loss provision of $5.0 million recorded for the current quarter, The loan loss provision of $10.0 million recorded for the quarter ended March 31, 2013 was also exceeded by net charge-offs of $14.0 million. Net charge-offs recorded during the current quarter included $1.3 million in recoveries, representing the cumulative one-time payment received as a result of PMIC increasing the cash percentage of the partial claim payment plan as discussed in Note 4 to the Unaudited Interim Consolidated Financial Statements: LOANS AND ALLOWANCE FOR LOAN LOSSES. The loan loss provisions were recorded with the objective of aligning our overall allowance for loan losses with our current estimates of loss in the portfolio. The allowance for loan losses was $83.4 million, or 0.80% of total recorded investment in loans receivable, at March 31, 2014, compared to $101.2 million or 1.02% of total recorded investment in loans receivable at March 31, 2013.
In comparison to the balance at December 31, 2013, the total recorded investment in non-accrual loans decreased $5.2 million during the quarter ended March 31, 2014. Since March 31, 2013, the total recorded investment in non-accrual loans decreased $23.3 million. The recorded investment in non-accrual loans in our residential, non-Home Today portfolio decreased $4.4 million, or 5% during the current quarter, to $80.9 million at March 31, 2014, and decreased $17.4 million, or 18% since March 31, 2013. At March 31, 2014, the recorded investment in our non-Home Today portfolio was $8.48 billion, compared to $8.22 billion at December 31, 2013 and $7.72 billion at March 31, 2013. During the current quarter, non-Home Today net charge-offs were $2.7 million, inclusive of $0.9 million of recoveries related to the PMIC partial claim catch-up payment, as compared to net charge-offs of $7.0 million during the quarter ended December 31, 2013 and $5.0 million during the quarter ended March 31, 2013.
The recorded investment in non-accrual loans in our residential, Home Today portfolio decreased $1.6 million, or 5% during the current quarter, to $31.5 million at March 31, 2014, and decreased $5.7 million, or 15% since March 31, 2013. At March 31, 2014, the recorded investment in our Home Today portfolio was $162.7 million, compared to $168.8 million at December 31, 2013 and $190.0 million at March 31, 2013. During the current quarter, Home Today net charge-offs were $1.1 million inclusive of $0.4 million of recoveries related to the PMIC partial claim catch-up payment, as compared to net charge-offs of $2.8 million during the quarter ended December 31, 2013 and $3.8 million during the quarter ended March 31, 2013.
The recorded investment in non-accrual home equity loans and lines of credit increased $0.6 million, or 2%, during the current quarter, to $30.2 million at March 31, 2014, and decreased $0.2 million, or 1% since March 31, 2013. The recorded investment in our home equity loans and lines of credit portfolio at March 31, 2014, was $1.77 billion, compared to $1.81 billion at December 31, 2013 and $2.01 billion at March 31, 2013. During the current quarter, home equity loans and lines of credit net charge-offs were $3.1 million, as compared to net charge-offs of $3.3 million during the quarter ended December 31, 2013 and $5.2 million during the quarter ended March 31, 2013. We believe that non-performing home equity loans and lines of credit are, on a relative basis, of greater concern than non-Home Today loans as these home equity loans and lines of credits generally hold subordinated positions and accordingly, represent a higher level of risk. The non-performing balances of home equity loans and lines of credit were $30.2 million or 2% of the home equity loans and lines of credit portfolio at March 31, 2014 compared to $29.5 million, or 2% at December 31, 2013 and $30.4 million, or 2% at March 31, 2013.
Non-Interest Income. Non-interest income decreased $0.6 million, or 10%, to $5.5 million during the current quarter compared to $6.1 million during the quarter ended March 31, 2013, mainly as a result of a decrease in net gain on the sale of loans during the current quarter partially offset by an increase in loan fees and service charges. The decrease in the amount of net gain on sales of loans primarily reflected a lower volume of loan sales in the current quarter, $21.1 million, all of which were to Fannie Mae, as compared to $145.0 million during the quarter ended March 31, 2013, which included $128.1 million of sales to private investors.

Non-Interest Expense. Non-interest expense decreased $0.3 million, or 1%, to $44.9 million during the current quarter compared to $45.2 million during the quarter ended March 31, 2013 primarily from lower federal insurance premiums, a $0.8 million decrease in losses or charges incurred related to loans serviced for Fannie Mae included in other operating expenses partially offset by higher salaries and employee benefits, and an increase in net real estate owned expenses (which includes associated legal and maintenance expenses as well as net gains or losses on dispositions).
Income Tax Expense. The provision for income taxes was $8.3 million during the current quarter compared to $6.0 million during the quarter ended March 31, 2013. The provision for the current quarter included $8.2 million of federal tax and $36 thousand of state income tax expense. The provision for the quarter ended March 31, 2013 included $6.0 million of federal tax and $13 thousand of state income tax expense. Our effective federal tax rate was 33.4% during the current quarter compared to a tax rate of 32.0% in the quarter ended March 31, 2013. Our provision for income taxes in the current quarter aligns our year-to-date provision with our expectations for the full fiscal year. Our expected effective income tax rate for this fiscal year is below the federal statutory rate because of our ownership of bank-owned life insurance.

Comparison of Operating Results for the Six Months Ended March 31, 2014 and 2013
Average balances and yields. The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effects thereof were not material. Average balances are derived from daily average balances. Non-accrual loans were included in the computation of loan average balances, and have been reflected in the table as carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense.

	Six Months Ended			Six Months Ended
	March 31, 2014			March 31, 2013
	Average Balance	Interest Income/ Expense	Yield/ Cost (2)	Average Balance	Interest Income/ Expense	Yield/ Cost (2)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash equivalents	$236,200	$294	0.25%	$233,015	$295	0.25%
Investment securities	5,279	15	0.57%	9,502	18	0.38%
Mortgage-backed securities	477,507	4,390	1.84%	433,580	2,174	1.00%
Loans	10,290,314	180,946	3.52%	10,302,699	193,930	3.76%
Federal Home Loan Bank stock	37,490	719	3.84%	35,620	806	4.53%
Total interest-earning assets	11,046,790	186,364	3.37%	11,014,416	197,223	3.58%
Noninterest-earning assets	301,898			285,911
Total assets	$11,348,688			$11,300,327
Interest-bearing liabilities:
NOW accounts	$1,026,252	$724	0.14%	$1,015,770	$1,307	0.26%
Savings accounts	1,807,343	1,796	0.20%	1,801,513	3,167	0.35%
Certificates of deposit	5,507,419	42,704	1.55%	5,989,442	54,691	1.83%
Borrowed funds	943,852	4,311	0.91%	417,793	1,712	0.82%
Total interest-bearing liabilities	9,284,866	49,535	1.07%	9,224,518	60,877	1.32%
Noninterest-bearing liabilities	190,521			256,052
Total liabilities	9,475,387			9,480,570
Shareholders’ equity	1,873,301			1,819,757
Total liabilities and shareholders’ equity	$11,348,688			$11,300,327
Net interest income		$136,829			$136,346
Interest rate spread (2)(3)			2.30%			2.26%
Net interest-earning assets (4)	$1,761,924			$1,789,898
Net interest margin (2)(5)		2.48%			2.48%
Average interest-earning assets to average interest-bearing liabilities	118.98%			119.40%
Selected performance ratios:
Return on average assets (2)		0.57%			0.42%
Return on average equity (2)		3.46%			2.63%
Average equity to average assets		16.51%			16.10%
_________________

(1)	Loans include both mortgage loans held for sale and loans held for investment.

(2)	Annualized.

(3)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by total interest-earning assets.

General. Net income increased $8.5 million to $32.4 million for the six months ended March 31, 2014 from $23.9 million for the six months ended March 31, 2013. The increase in net income was attributable primarily to a decrease in the provision for loan losses partially offset by a decrease in net gain on the sale of loans.
Interest Income. Interest income decreased $10.8 million, or 5%, to $186.4 million during the six months ended March 31, 2014 compared to $197.2 million during the same six months in the prior year. The decrease in interest income resulted primarily from a decrease in interest income from loans partially offset by an increase in income on mortgage backed securities.
Interest income on loans decreased $13.0 million, or 7%, to $180.9 million for the six months ended March 31, 2014 compared to $193.9 million for the six months ended March 31, 2013. This decrease was attributed primarily to a 24 basis point decrease in the average yield on loans to 3.52% for the six months ended March 31, 2014 from 3.76% for the same six months in the prior year as historically low interest rates have kept the level of refinance activity relatively high. Additionally, both our “Smart Rate” adjustable-rate first mortgage loan and our 10-year, fixed-rate first mortgage loan originations for the six months ended March 31, 2014, were originated at interest rates below rates offered on our traditional 15- and 30-year fixed-rate products and contributed to the lower average yield. The lower yields on loans were combined with a $12.4 million decrease in the average balance of loans to $10.29 billion in the current six month period compared to $10.30 billion during the same six months in the prior year. While the average balances for the two six month periods were similar, their trending was not. During the six months ended March 31, 2013, loan sales, including sales to private investors, totaled $222.2 million and contributed to a decreasing trend while during the six months ended March 31, 2014, loan sales, which did not include any sales to private investors totaled $42.0 million, and the average balance was trending higher.
Interest income on mortgage-backed securities increased $2.2 million, or 100%, to $4.4 million for the six months ended March 31, 2014 compared to $2.2 million during the same six months in the prior year. This increase was attributed to a 84 basis point increase in the average yield on mortgage-backed securities to 1.84% for the six months in the current year from 1.00% for the same six months in the prior year, as the increase in market interest rates during the year provided higher yields on newly purchased securities and extended the expected durations for the securities held in portfolio, most of which had been purchased at a premium, which, in turn, increased our expected yields as the purchase premiums will be amortized over a longer period of time. The higher yields were combined with a $43.9 million, or 10%, increase in the average balance of mortgage-backed securities to $477.5 million for the six months ended March 31, 2014 compared to $433.6 million during the same six months last year, and resulted in increased interest income on mortgage-backed securities.
Interest Expense. Interest expense decreased $11.4 million, or 19%, to $49.5 million during the current six months compared to $60.9 million during the six months ended March 31, 2013. The change resulted primarily from a decrease in interest expense on CDs and to a lesser extent, decreases in interest expense on savings and NOW accounts, partially offset by an increase in interest expense on borrowed funds.
Interest expense on CDs decreased $12.0 million, or 22%, to $42.7 million during the six months ended March 31, 2014 compared to $54.7 million during the six months ended March 31, 2013. The decrease was attributed to a 28 basis point decrease in the average rate paid on CDs to 1.55% for the six months in the current year from 1.83% for the same six months in the prior year combined with a $482.0 million, or 8%, decrease in the average balance of CDs to $5.51 billion during the current six months from $5.99 billion during the same six months of the prior year. Rates were adjusted on deposits in response to changes in general market rates as well as to changes in the rates paid by our competition on short-term CDs. Additionally, to optimally manage our funding costs during the current six month period, maturing, higher rate CDs were replaced by other lower rate savings products or borrowed funds.
Interest expense on borrowed funds increased $2.6 million, or 153%, to $4.3 million during the six months ended March 31, 2014 from $1.7 million during the six months ended March 31, 2013. The increase was attributed to a $526.1 million increase in the average balance of borrowed funds to $943.9 million during the current six months from $417.8 million during the same six months of the prior year. In addition, the average rate paid on borrowed funds increased nine basis points to 0.91% during the six months ended March 31, 2014 from 0.82% during the six months ended March 31, 2013. To better manage funding costs, longer term borrowed funds from the FHLB of Cincinnati were used to replace maturing higher rate CDs.
Net Interest Income. Net interest income increased $0.5 million, or less than 1%, to $136.8 million during the six months ended March 31, 2014 from $136.3 million during the six months ended March 31, 2013. We experienced an improvement in our interest rate spread, which increased four basis points to 2.30% compared to 2.26% during the same six months last year. Our net interest margin was 2.48% for the current and prior year six month periods. Our average net interest-earning assets decreased $28.0 million, to $1.76 billion during the current six months from $1.79 billion during the six months ended March 31, 2013.

Provision for Loan Losses. Based on our evaluation of the factors described earlier, we recorded a provision for loan losses of $11.0 million during the six months ended March 31, 2014 and a provision of $28.0 million during the six months ended March 31, 2013. The level of net charge-offs decreased during the current six months when compared to the six months ended March 31, 2013. The current provision reflected reduced levels of loan delinquencies but was tempered by our awareness of the relative values of residential properties in comparison to their cyclical peaks as well as the uncertainty that persists in the current economic environment, which continues to challenge many of our loan customers. As delinquencies in the portfolio have been resolved through pay-off, short sale or foreclosure, or management determines the collateral is not sufficient to satisfy the loan, uncollected balances have been charged against the allowance for loan losses previously provided. The net charge-offs of $20.1 million during the six months ended March 31, 2014 included $5.3 million of loans charged-off due to a new practice, instituted this year, of fully charging off loans that have not been resolved due to prolonged foreclosure proceedings and have remained delinquent for more than 1,500 days. These loans previously were recorded at estimated net realizable value, with the potential for additional loss recognized within the allowance for loan losses. Any future foreclosure proceeds on these loans will result in recoveries of prior charge-offs. Net charge-offs also included $1.3 million in recoveries that were recorded during the current quarter, representing the cumulative one-time payment received as a result of PMIC increasing the cash percentage of the partial claim payment plan as discussed in Note 4 to the Unaudited Interim Consolidated Financial Statements: LOANS AND ALLOWANCE FOR LOAN LOSSES. Net charge-offs exceeded the $11.0 million loan loss provision recorded for the current six months and resulted in a decrease in the balance of the allowance for loan losses. The loan loss provision of $28.0 million recorded for the six months ended March 31, 2013 exceeded net charge-offs of $27.2 million. The allowance for loan losses was $83.4 million, or 0.80% of the total recorded investment in loans receivable, at March 31, 2014, compared to $101.2 million, or 1.02% of the total recorded investment in loans receivable, at March 31, 2013. Balances of recorded investments are net of deferred fees and any applicable loans-in-process.
The total recorded investment in non-accrual loans decreased $13.1 million during the six month period ended March 31, 2014 compared to a $16.6 million decrease during the six month period ended March 31, 2013. The recorded investment in non-accrual loans in our residential, non-Home Today portfolio decreased $10.1 million, or 11%, during the current six month period, to $80.9 million at March 31, 2014, compared to a $7.5 million decrease during the six month period ended March 31, 2013. At March 31, 2014, the recorded investment in our non-Home Today portfolio was $8.48 billion, compared to $8.10 billion at September 30, 2013. During the current six month period, non-Home Today net charge-offs were $9.7 million, inclusive of $4.4 million of charge-offs related to loans delinquent more than 1,500 days and $0.9 million of recoveries related to the PMIC partial claim catch-up payment, as compared to net charge-offs of $9.3 million during the six months ended March 31, 2013.
The recorded investment in non-accrual loans in our residential, Home Today portfolio decreased $3.3 million, or 10% during the current six month period, to $31.5 million at March 31, 2014 compared to a $4.0 million decrease during the six month period ended March 31, 2013. At March 31, 2014, the recorded investment in our Home Today portfolio was $162.7 million, compared to $175.6 million at September 30, 2013. During the current six month period, Home Today net charge-offs were $4.0 million, inclusive of $0.9 million of charge-offs related to loans delinquent more than 1,500 days and $0.4 million of recoveries related to the PMIC partial claim catch-up payment, as compared to net charge-offs of $7.2 million during the six months ended March 31, 2013.
The recorded investment in non-accrual home equity loans and lines of credit increased $0.2 million, or 1%, during the current six month period, to $30.2 million at March 31, 2014 compared to a $4.9 million decrease during the six month period ended March 31, 2013. The recorded investment in our home equity loans and lines of credit portfolio at March 31, 2014, was $1.77 billion, compared to $1.87 billion at September 30, 2013. During the current six month period, home equity loans and lines of credit net charge-offs were $6.4 million and there were no charge-offs related to loans delinquent more than 1,500 days or recoveries due to PMIC claim payments, as compared to net charge-offs of $10.7 million during the six months ended March 31, 2013. We believe that non-performing home equity loans and lines of credit, on a relative basis, represent a higher level of credit risk than non-Home Today loans as these home equity loans and lines of credit generally hold subordinated positions.
Non-Interest Income. Non-interest income decreased $3.8 million, or 26%, to $10.6 million during the current six months compared to $14.4 million during the six months ended March 31, 2013, mainly as a result of reduced gains on the sales of loans. The decrease in the amount of net gain on sales of loans primarily reflected a lower volume of loan sales in the current six month period, $42.0 million, all of which were to Fannie Mae, as compared to $222.2 million during the six months ended March 31, 2013, which included $186.4 million of sales to private investors.
Non-Interest Expense. Non-interest expense, which totaled $87.8 million during the six months ended March 31, 2014, increased only $27 thousand, when compared to total non-interest expense incurred during the six months ended March 31, 2013. However, the modest net change resulted from larger offsetting changes in the individual components comprising this income statement category, as higher salaries and employee benefits and higher net real estate owned expenses (which includes associated legal and maintenance expenses as well as gains (losses) on the disposal of properties) were offset by reduced federal insurance premiums and other operating expenses.
Salaries and employee benefits increased $3.0 million, or 7%, to $45.4 million during the current six months compared to $42.4 million during the six months ended March 31, 2013. This increase was primarily due to a $1.1 million increase in associate compensation costs, a $0.5 million increase in health care costs, a $0.5 million increase in expenses related to the ESOP plan, and a $0.3 million increase in compensation costs related to equity awards that reflected the higher market price of the Company's common stock.
Other operating expenses decreased $3.7 million, or 24%, to $12.0 million during the current six months compared to $15.7 million during the six months ended March 31, 2013. The decrease was primarily due to a $1.0 million decrease in losses or charges incurred related to loans serviced for Fannie Mae and a $0.7 million decrease in the cost of interest advances that the Company is required to make when serviced loans are repaid prior to month end.
Income Tax Expense. The provision for income taxes was $16.2 million during the current six month period compared to $11.0 million during the six months ended March 31, 2013. The provision for the current six month period included $16.2 million of federal income tax provision and $69 thousand of state income tax provision. The provision for the six months ended March 31, 2013 included $11.0 million of federal income tax provision and $22 thousand of state income tax provision. Our effective federal tax rate was 33.3% during the current six months compared to 31.4% during the six months ended March 31, 2013. Our provision for income taxes in the current six months is aligned with our expectations for the full fiscal year. Our expected effective income tax rates are below the federal statutory rate because of our ownership of bank-owned life insurance.

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
While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Association’s Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We seek to maintain a minimum liquidity ratio of 5% (which we compute as the sum of cash and cash equivalents plus unpledged investment securities for which ready markets exist, divided by total assets). For the three months ended March 31, 2014, our liquidity ratio averaged 6.24%. We believe that we had sufficient sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2014.
We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities and the objectives of our asset/liability management program. Excess liquid assets are generally invested in interest-earning deposits and short- and intermediate-term securities.
Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2014, cash and cash equivalents totaled $267.8 million which represented a decrease of 6% from September 30, 2013. The decrease can be attributed to the redeployment of cash into investment securities as well as the use of cash to fund reductions in the balances of deposits.
Investment securities classified as available-for-sale, which provide additional sources of liquidity, totaled $486.6 million at March 31, 2014.
Between July 1, 2010 and May 2013, our traditional mortgage loan processing did not comply with Fannie Mae’s standard requirements and accordingly, during that time, and until Fannie Mae reinstated the Association as an approved seller on November 15, 2013, our ability to meaningfully manage liquidity through the use of loan sales was limited. In response to this limitation and the accompanying interest rate risk management implications, the following steps have been taken:

•	during the quarter ended June 30, 2012, the Association implemented the procedures necessary for participation in Fannie Mae's HARP II program;

•	during the fiscal year ended September 30, 2013, the Association negotiated several loan sales with private investors; and

•
in May 2013, the Association adopted the loan origination process changes required by Fannie Mae that will be applied to a portion of its fixed-rate loan originations and subsequent to the Association's November 15, 2013 reinstatement as an approved seller by Fannie Mae, which enables the Association to securitize and sell those loans that are originated using the Fannie Mae compliant procedures, in the secondary market.

During the six month period ended March 31, 2014, loan sales totaled $42.0 million, which included $17.4 million of loans that qualified under Fannie Mae's HARP II initiative with the remainder comprised of long-term, fixed-rate residential, non-HARP II first mortgage loans, which were sold to Fannie Mae subsequent to the Association's reinstatement as an approved seller. Loans originated under the HARP II initiative are classified as “held for sale” at origination. Loans originated under non-HARP II Fannie Mae compliant procedures are classified as “held for investment” until they are specifically identified for sale. At March 31, 2014, $1.5 million of long-term, fixed-rate residential first mortgage loans were classified as “held for sale”, all of which qualified under Fannie Mae's HARP II initiative. There were $1.1 million of loan sale commitments outstanding at March 31, 2014.
Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows (unaudited) included in the unaudited interim Consolidated Financial Statements.
At March 31, 2014, we had $540.5 million in loan commitments outstanding. In addition to commitments to originate loans, we had $1.10 billion in undisbursed home equity lines of credit to borrowers. CDs due within one year of March 31, 2014 totaled $2.48 billion, or 29.5% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, sales of investment securities, other deposit products, including new CDs, brokered CDs, FHLB advances, borrowings from the FRB-Cleveland Discount Window or other collateralized borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the CDs due on or before March 31, 2015. We believe, however, based on past experience, that a significant portion of such deposits will remain with us. Generally, we have the ability to attract and retain deposits by adjusting the interest rates offered.
Our primary investing activities are originating residential mortgage loans and purchasing investments. During the six months ended March 31, 2014, we originated $1.03 billion of residential mortgage loans, and during the six months ended March 31, 2013, we originated $887.5 million of residential mortgage loans. We purchased $71.3 million of securities during the six months ended March 31, 2014, and $152.2 million during the six months ended March 31, 2013.
Financing activities consist primarily of changes in deposit accounts, changes in the balances of principal and interest owed on loans serviced for others, FHLB advances and borrowings from the FRB-Cleveland Discount Window. We experienced a net decrease in total deposits of $49.0 million during the six months ended March 31, 2014, which reflected the active management of the offered rates on maturing, medium term (four to six years) CDs, and compared to a net decrease of $224.1 million during the six months ended March 31, 2013. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. The net decrease in total deposits during the six months ended March 31, 2014 was tempered by a $204.0 million increase in the balance of brokered CDs, to $217.0 million, from $13.0 million at September 30, 2013. Principal and interest owed on loans serviced for others decreased $22.3 million during the six months ended March 31, 2014 compared to a net decrease of $12.7 million during the six months ended March 31, 2013. This change primarily reflected a decrease in the level of loan refinance activity between the two periods and the reduced size of the serviced loan portfolio. During the six months ended March 31, 2014, we increased our advances from the FHLB of Cincinnati by $325.0 million, as we actively managed our liquidity ratio. During the six months ended March 31, 2013, our advances from the FHLB of Cincinnati decreased by $172.3 million.
Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of Cincinnati and the FRB-Cleveland Discount Window, each of which provides an additional source of funds. Additionally, we may participate in the brokered CDs market. At March 31, 2014 we had $1.1 billion of FHLB of Cincinnati advances and no outstanding borrowings from the FRB-Cleveland Discount Window. Additionally, at March 31, 2014, we had $217.0 million of brokered CDs. During the six months ended March 31, 2014, we had average outstanding advances from the FHLB of Cincinnati of $943.9 million as compared to average outstanding advances of $417.8 million during the six months ended March 31, 2013. At March 31, 2014, we had the ability to immediately borrow an additional $100.3 million from the FHLB of Cincinnati and $161.6 million from the FRB-Cleveland Discount Window. From the perspective of collateral value securing FHLB of Cincinnati advances, our capacity limit for additional borrowings beyond the immediately available limits at March 31, 2014 was $4.06 billion, subject to satisfaction of the FHLB of Cincinnati common stock ownership requirement. To satisfy the common stock ownership requirement, we would have to increase our ownership of FHLB of Cincinnati common stock by an additional $81.3 million. During the six months ended March 31, 2014, we purchased an additional $4.8 million of FHLB of Cincinnati common stock. Additionally, we can consider the brokered CD market in evaluating funding alternatives.
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
As of March 31, 2014 the Association exceeded all regulatory requirements to be considered “Well Capitalized” as presented in the table below (dollar amounts in thousands).

	Actual		Required
	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$1,628,182	23.14%	$703,652	10.00%
Core Capital to Adjusted Tangible Assets	1,544,791	13.44%	574,803	5.00%
Tier 1 Capital to Risk-Weighted Assets	1,544,791	21.95%	422,191	6.00%
The capital ratios of the Company as of March 31, 2014 are presented in the table below (dollar amounts in thousands).

	Actual
	Amount	Ratio
Total Capital to Risk-Weighted Assets	$1,964,838	27.83%
Core Capital to Adjusted Tangible Assets	1,881,447	16.33%
Tier 1 Capital to Risk-Weighted Assets	1,881,447	26.65%
Prior to its July 21, 2011 merger into the OCC, the OTS issued, effective February 7, 2011, memoranda of understanding covering the Association, Third Federal Savings, MHC and the Company. On December 22, 2012, the Association's primary regulator terminated the MOU applicable to the Association. On April 1, 2014, the FRS, the primary regulator for Third Federal Savings, MHC and the Company terminated the MOUs applicable to Third Federal Savings, MHC and the Company. The items in the MOUs applicable to Third Federal Savings, MHC and the Company during the six months ended March 31, 2014, pertained to plans for new debt, dividends or stock repurchases and the further refinement and enhancement of our enterprise risk management processes. Specifically, the Company was required to submit a written request for non-objection to the FRS at least 45 days prior to the anticipated date of proposed debt, dividend or capital distribution (e.g. stock repurchase) transactions and without the receipt of a written non-objection from the FRS, was prohibited from consummating any such proposed transaction. On September 26, 2013, the Company announced that it had received the FRS's written non-objection to the resumption of its fourth stock repurchase plan that, at that time, had 2,156,250 shares of its outstanding common stock remaining to be purchased under the terms of the plan. Repurchases of those shares were completed during the quarter ended December 31, 2013. Concurrently with the April 4, 2014 announcement of the termination of the MOUs enforced by the FRS, the Company announced its fifth stock repurchase plan, covering 5,000,000 shares. Repurchases under the fifth authorized program began on April 9, 2014.
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
During the six months ended March 31, 2014, $42.0 million of agency-compliant, long-term, fixed-rate mortgage loans were sold, all on a servicing retained basis, and, at March 31, 2014, $1.5 million of agency-compliant, long-term, fixed-rate residential first mortgage loans were classified as “held for sale”. Of the loan sales during the six months ended March 31, 2014, $17.4 million was comprised of long-term (15 to 30 years), fixed-rate first mortgage loans which were sold under Fannie Mae's HARP II program, and $24.6 million of long-term (15 to 30 years), fixed-rate first mortgage loans which had been originated under our revised procedures were sold to Fannie Mae after November 15, 2013 under our re-instated seller contract, as described in the next paragraph. At March 31, 2014, outstanding loan sales commitments, all of which were agency-compliant HARP II loans, totaled $1.1 million.
Fannie Mae, historically the Association’s primary loan investor, implemented, effective July 1, 2010, certain loan origination requirement changes affecting loan eligibility that we chose not to adopt until May 2013. Subsequent to the May 2013 implementation date of our revised procedures, and, upon review and validation by Fannie Mae which was received on November 15, 2013, fixed-rate, first mortgage loans (primarily fixed-rate, mortgage refinances with terms of 15 years or more and HARP II loans) that are originated under the revised procedures are eligible for sale to Fannie Mae either as whole loans or as mortgage-backed securities. We expect that certain loan types (i.e. our Smart Rate adjustable-rate loans, purchase fixed-rate loans and 10 year fixed-rate loans) will continue to be originated under our legacy procedures. For loans originated prior to May 2013 and for those loans originated subsequent to April 2013 that are not originated under the revised (Fannie Mae) procedures, the Association’s ability to reduce interest rate risk via loan sales is limited to those loans that have established payment histories, strong borrower credit profiles and are supported by adequate collateral values that meet the requirements of private third-party investors similar to the four transactions that were completed during fiscal 2013.
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
Economic Value of Equity. Using customized modeling software, the Association prepares periodic estimates of the amounts by which the net present value of its cash flows from assets, liabilities and off-balance sheet items (the institution’s economic value of equity or EVE) would change in the event of a range of assumed changes in market interest rates. The simulation model uses a discounted cash flow analysis and an option-based pricing approach in measuring the interest rate sensitivity of EVE. The model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumption that instantaneous changes (measured in basis points) occur at all maturities along the United States Treasury yield curve and other relevant market interest rates. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 2% to 3% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. The model is tailored specifically to our organization, which, we believe, improves its predictive accuracy. The following table presents the estimated changes in the Association’s EVE at March 31, 2014 that would result from the indicated instantaneous changes in the United States Treasury yield curve and other relevant market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

				EVE as a Percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)	Estimated EVE (2)	Estimated Increase (Decrease) in EVE		EVE Ratio (4)	Increase (Decrease) (basis points)
		Amount	Percent
	(Dollars in thousands)
+300	$1,469,176	$(575,514)	(28.15)%	13.96%	(360)
+200	1,682,100	(362,590)	(17.73)%	15.44%	(212)
+100	1,885,185	(159,505)	(7.80)%	16.71%	(85)
0	2,044,690	—	—	17.56%	—
-100	2,097,464	52,775	2.58%	17.60%	4
_________________

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	EVE Ratio represents EVE divided by the present value of assets.
The table above indicates that at March 31, 2014, in the event of an increase of 200 basis points in all interest rates, the Association would experience a 17.73% decrease in EVE. In the event of a 100 basis point decrease in interest rates, the Association would experience a 2.58% increase in EVE.
The following table is based on the calculations contained in the previous table, and sets forth the change in the EVE at a +200 basis point rate of shock at March 31, 2014, with comparative information as of September 30, 2013. By regulation the Association must measure and manage its interest rate risk for interest rate shocks relative to established risk tolerances in EVE.
Risk Measure (+200 bps Rate Shock)

	At March 31, 2014	At September 30, 2013
Pre-Shock EVE Ratio	17.56%	18.97%
Post-Shock EVE Ratio	15.44%	17.28%
Sensitivity Measure in basis points	(212)	(169)
Percentage Change in EVE Ratio	(17.73)%	(14.19)%
Certain shortcomings are inherent in the methodologies used in measuring interest rate risk through changes in EVE. Modeling changes in EVE requires making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the EVE tables presented above assume:

•	no new growth or business volumes;

•
that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured, except for reductions to reflect mortgage loan principal repayments along with modeled prepayments and defaults; and

•	that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities.

Accordingly, although the EVE tables provide an indication of our interest rate risk exposure as of the indicated dates, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our EVE and will differ from actual results. The deterioration in the Percentage Change in EVE Ratio measure at March 31, 2014 when compared to the measure at September 30, 2013 primarily reflects the impact of three items. First, market interest rates for terms of two years or more generally increased during the six months ended March 31, 2014, which normally has an unfavorable impact on our IRR profile. The interest rate increases generally ranged from 10 basis points for the two year term to 34 basis points for the five year term. The interest rate increase for the ten year term was 11 basis points. Overall the change in market interest rates had an unfavorable impact of approximately 0.24% on the Association's percentage change in EVE. Second, in December 2013, the Association paid an $85 million cash dividend to the Company. Because of its intercompany nature, this payment had no impact on the Company's capital position, or the Company's overall IRR profile but reduced the Association's regulatory capital and regulatory capital ratios and negatively impacted the Association's percentage change in EVE by approximately 0.58%. Finally, additional enhancements of the model's expected collateral performance assumptions along with the installation of an updated version of the model, negatively impacted the percentage change in EVE at March 31, 2014 by approximately 2.98%. In the absence of these three items, the effect of the Association's business activities on its percentage change in EVE would have been an improvement of approximately 0.26% during the six months ended March 31, 2014. The IRR simulation results presented above were in line with management's expectations and were within the risk limits established by our board of directors.
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
Earnings at Risk. In addition to EVE calculations, we use our simulation model to analyze the sensitivity of our net interest income to changes in interest rates (the institution’s EaR). Net interest income is the difference between the interest income that we earn on our interest-earning assets, such as loans and securities, and the interest that we pay on our interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what our net interest income would be for prospective 12 and 24 month periods using customized (based on our portfolio characteristics) assumptions with respect to loan prepayment rates, default rates and deposit decay rates, and the implied forward yield curve as of the market date for assumptions as to projected interest rates. We then calculate what the net interest income would be for the same period in the event of instantaneous changes in market interest rates. The simulation process is subject to continual enhancement, modification, refinement and adaptation in order that it might most accurately reflect our current circumstances, factors and expectations. As of March 31, 2014, we estimated that our EaR for the 12 months ending March 31, 2014 would decrease by 1.3% in the event of an instantaneous 200 basis point increase in market interest rates. The deterioration in this estimated amount when compared to our September 30, 2013 estimated decrease of 0.5% for the then ensuing 12 month period, is primarily reflective of the increase in market interest rates, and to a lesser extent, resulted from the impact of the $85 million dividend payment, both as described above. At March 31, 2014, the IRR simulations results were in line with management's expectations and were within the risk limits established by our board of directors.
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
EVE is considered as a point in time calculation with a "liquidation" view of the Association where all the cash flows (including interest, principal and prepayments) are modeled and discounted using discount factors derived from the current market yield curves. It provides a long term view and helps to define changes in equity and duration as a result of changes in interest rates. On the other hand, EaR is based on balance sheet projections going one year and two years forward and assumes new business volume and pricing to calculate net interest income under different interest rate environments. EaR is calculated to determine the sensitivity of net interest income under different interest rate scenarios. With each of these models specific policy limits have been established that are compared with the actual month end results. These limits have been approved by the Association's board of directors and are used as benchmarks to evaluate and moderate interest rate risk. In the event that there is a breach of policy limits, management is responsible for taking such action, similar to those described under the preceding heading of General, as may be necessary in order to return the Association's interest rate risk profile to a position that is in compliance with the policy. At March 31, 2014 the IRR profile as disclosed above did not breach our internal limits.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The Company did not repurchase any shares of common stock during the quarter ended March 31, 2014.
On September 26, 2013, the Company announced that it had received FRS written non-objection to the resumption of its fourth stock repurchase plan that, at that time, had 2,156,250 shares of its outstanding common stock remaining to be purchased under the terms of the plan. Repurchases began on October 1, 2013 and were completed November 19, 2013.
On April 4, 2014, the Company announced it had received written notification that the Federal Reserve Bank of Cleveland has terminated the MOU with TFS Financial Corporation and Third Federal Savings & Loan Association of Cleveland, MHC. The memoranda were previously entered into with the Office of Thrift Supervision on February 7, 2011. The

terminated MOUs covered enterprise risk management procedures and placed restrictions on the Company's ability to pay a dividend or to repurchase its own stock. The Company is also investigating the regulatory steps required to reinstate a dividend, including soliciting a member vote for its mutual holding company to waive the receipt of future possible dividends.
Concurrently, on April 4, 2014, the Company announced its fifth stock repurchase program, which authorizes the repurchase of up to an additional 5,000,000 shares of the Company’s outstanding common stock. Purchases under the program will be on an ongoing basis, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses of capital, regulatory restrictions and our financial performance. Repurchased shares will be held as treasury stock and be available for general corporate use.

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

101
The following financial statements from TFS Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 8, 2014, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements.

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

TFS Financial Corporation

Dated:	May 8, 2014	/s/ Marc A. Stefanski
Marc A. Stefanski
Chairman of the Board, President and Chief Executive Officer

Dated:	May 8, 2014	/s/ David S. Huffman
David S. Huffman
Chief Financial Officer and Secretary