Form 10-Q
period 2014-06-30
TFS Financial CORP
filed 2014-08-07
CIK 1381668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________
FORM 10-Q
________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2014
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
As of August 4, 2014 there were 303,373,527 shares of the Registrant’s common stock, par value $0.01 per share, outstanding, of which 227,119,132 shares, or 74.9% of the Registrant’s common stock, were held by Third Federal Savings and Loan Association of Cleveland, MHC, the Registrant’s mutual holding company.

TFS Financial Corporation

GLOSSARY OF TERMS
TFS Financial Corporation provides the following list of acronyms as a tool for the reader. The acronyms identified below are used in the Consolidated Financial Statements, the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

AOCI: Accumulated Other Comprehensive Income	GAAP: Generally Accepted Accounting Principles
ARM: Adjustable Rate Mortgage	GVA: General Valuation Allowances
ASC: Accounting Standards Codification	HARP: Home Affordable Refinance Program
ASU: Accounting Standards Update	High LTV: High loan-to-value
Association: Third Federal Savings and Loan	HPI: Home Price Index
Association of Cleveland	IRR: Interest Rate Risk
BAAS: OCC Bank Accounting Advisory Series	IRS: Internal Revenue Service
CDs: Certificates of Deposit	IVA: Individual Valuation Allowance
CFPB: Consumer Financial Protection Bureau	LIP: Loans-in-Process
CLTV: Combined Loan-to-Value	MGIC: Mortgage Guaranty Insurance Corporation
Company: TFS Financial Corporation and its	MOU: Memorandum of Understanding
subsidiaries	NOW: Negotiable Order of Withdrawal
DFA: Dodd-Frank Wall Street Reform and Consumer	OCC: Office of the Comptroller of the Currency
Protection Act of 2010	OCI: Other Comprehensive Income
DIF: Depository Insurance Fund	OTS: Office of Thrift Supervision
EaR: Earnings at Risk	PMI: Private Mortgage Insurance
ESOP: Third Federal Employee (Associate) Stock	PMIC: PMI Mortgage Insurance Co.
Ownership Plan	QTL: Qualified Thrift Lender
EVE: Economic Value of Equity	REMICs: Real Estate Mortgage Investment Conduits
FASB: Financial Accounting Standards Board	REIT: Real Estate Investment Trust
FDIC: Federal Deposit Insurance Corporation	SEC: United States Securities and Exchange
FHFA: Federal Housing Finance Agency	Commission
FHLB: Federal Home Loan Bank	TDR: Troubled Debt Restructuring
Fannie Mae: Federal National Mortgage Association	Third Federal Savings, MHC: Third Federal Savings
FRB-Cleveland: Federal Reserve Bank of Cleveland	and Loan Association of Cleveland, MHC
FRS: Board of Governors of the Federal Reserve System

Item 1. Financial Statements
TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION (unaudited)
(In thousands, except share data)

	June 30, 2014	September 30, 2013
ASSETS
Cash and due from banks	$38,100	$34,694
Interest-earning cash equivalents	217,410	251,302
Cash and cash equivalents	255,510	285,996
Investment securities available for sale (amortized cost $524,493 and $480,664, respectively)	524,314	477,376
Mortgage loans held for sale, at lower of cost or market ($5,252 and $3,369 measured at fair value, respectively)	5,340	4,179
Loans held for investment, net:
Mortgage loans	10,592,431	10,185,674
Other consumer loans	3,710	4,100
Deferred loan fees, net	(4,408)	(13,171)
Allowance for loan losses	(82,502)	(92,537)
Loans, net	10,509,231	10,084,066
Mortgage loan servicing rights, net	12,254	14,074
Federal Home Loan Bank stock, at cost	40,411	35,620
Real estate owned	20,593	22,666
Premises, equipment, and software, net	57,312	58,517
Accrued interest receivable	31,705	31,489
Bank owned life insurance contracts	188,520	183,724
Other assets	70,828	71,639
TOTAL ASSETS	$11,716,018	$11,269,346
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$8,703,221	$8,464,499
Borrowed funds	1,017,400	745,117
Borrowers’ advances for insurance and taxes	42,281	71,388
Principal, interest, and related escrow owed on loans serviced	41,129	75,745
Accrued expenses and other liabilities	47,123	41,120
Total liabilities	9,851,154	9,397,869
Commitments and contingent liabilities
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 332,318,750 shares issued; 304,096,983 and 309,230,591 outstanding at June 30, 2014 and September 30, 2013, respectively	3,323	3,323
Paid-in capital	1,700,996	1,696,370
Treasury stock, at cost; 28,221,767 and 23,088,159 shares at June 30, 2014 and September 30, 2013, respectively	(344,589)	(278,215)
Unallocated ESOP shares	(67,168)	(70,418)
Retained earnings—substantially restricted	578,741	529,021
Accumulated other comprehensive loss	(6,439)	(8,604)
Total shareholders’ equity	1,864,864	1,871,477
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,716,018	$11,269,346
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(In thousands, except share and per share data)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$90,884	$92,399	$271,830	$286,329
Investment securities available for sale	2,325	1,260	6,730	3,452
Other interest and dividend earning assets	547	545	1,560	1,646
Total interest and dividend income	93,756	94,204	280,120	291,427
INTEREST EXPENSE:
Deposits	23,210	27,049	68,434	86,214
Borrowed funds	2,674	1,027	6,985	2,739
Total interest expense	25,884	28,076	75,419	88,953
NET INTEREST INCOME	67,872	66,128	204,701	202,474
PROVISION FOR LOAN LOSSES	4,000	5,000	15,000	33,000
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	63,872	61,128	189,701	169,474
NON-INTEREST INCOME:
Fees and service charges, net of amortization	2,356	2,141	7,038	6,590
Net gain on the sale of loans	673	3,978	1,545	8,257
Increase in and death benefits from bank owned life insurance contracts	1,610	1,611	4,806	4,793
Other	1,071	1,094	2,933	3,537
Total non-interest income	5,710	8,824	16,322	23,177
NON-INTEREST EXPENSE:
Salaries and employee benefits	21,973	21,929	67,380	64,356
Marketing services	3,492	3,219	10,105	9,471
Office property, equipment and software	5,242	5,004	15,514	15,318
Federal insurance premium and assessments	2,402	2,878	7,496	9,835
State franchise tax	1,498	1,564	4,916	4,976
Real estate owned expense, net	2,015	2,087	6,968	4,768
Other operating expenses	6,227	9,585	18,260	25,305
Total non-interest expense	42,849	46,266	130,639	134,029
INCOME BEFORE INCOME TAXES	26,733	23,686	75,384	58,622
INCOME TAX EXPENSE	9,102	7,439	25,344	18,432
NET INCOME	$17,631	$16,247	$50,040	$40,190
Earnings per share—basic and diluted	$0.06	$0.05	$0.17	$0.13
Weighted average shares outstanding
Basic	298,681,954	301,913,844	299,860,726	301,746,918
Diluted	300,533,021	302,926,219	301,251,074	302,587,159

See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(In thousands)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$17,631	$16,247	$50,040	$40,190
Other comprehensive income (loss), net of tax
Change in net unrealized income (loss) on securities available for sale	2,195	(2,903)	2,021	(3,827)
Change in pension obligation	48	91	144	271
Total other comprehensive income (loss)	2,243	(2,812)	2,165	(3,556)
Total comprehensive income	$19,874	$13,435	$52,205	$36,634
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)
Nine Months Ended June 30, 2014 and 2013
(In thousands)

	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance at September 30, 2012	$3,323	$1,691,884	$(280,937)	$(74,751)	$473,247	$(5,916)	$1,806,850
Net income	—	—	—	—	40,190	—	40,190
Other comprehensive loss, net of tax	—	—	—	—	—	(3,556)	(3,556)
ESOP shares allocated or committed to be released	—	2	—	3,250	—	—	3,252
Compensation costs for stock-based plans	—	5,090	—	—	—	—	5,090
Treasury stock allocated to restricted stock plan	—	(1,616)	1,847	—	(126)	—	105
Balance at June 30, 2013	$3,323	$1,695,360	$(279,090)	$(71,501)	$513,311	$(9,472)	$1,851,931

Balance at September 30, 2013	$3,323	$1,696,370	$(278,215)	$(70,418)	$529,021	$(8,604)	$1,871,477
Net income	—	—	—	—	50,040	—	50,040
Other comprehensive income, net of tax	—	—	—	—	—	2,165	2,165
ESOP shares allocated or committed to be released	—	788	—	3,250	—	—	4,038
Compensation costs for stock-based plans	—	5,335	—	—	—	—	5,335
Excess tax effect from stock-based compensation	—	34	—	—	—	—	34
Purchase of treasury stock (3,143,650 shares)	—	—	(68,279)	—	—	—	(68,279)
Treasury stock allocated to restricted stock plan	—	(1,531)	1,905	—	(320)	—	54
Balance at June 30, 2014	$3,323	$1,700,996	$(344,589)	$(67,168)	$578,741	$(6,439)	$1,864,864
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In thousands)

	For the Nine Months Ended
	June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$50,040	$40,190
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	9,427	8,447
Depreciation and amortization	9,128	17,318
Deferred income tax expense	—	(564)
Provision for loan losses	15,000	33,000
Net gain on the sale of loans	(1,545)	(8,257)
Other net losses	1,794	(612)
Principal repayments on and proceeds from sales of loans held for sale	23,653	59,796
Loans originated for sale	(22,982)	(51,319)
Increase in bank owned life insurance contracts	(4,817)	(4,802)
Net (increase) decrease in interest receivable and other assets	(769)	16,074
Net increase in accrued expenses and other liabilities	6,215	6,948
Other	114	353
Net cash provided by operating activities	85,258	116,572
CASH FLOWS FROM INVESTING ACTIVITIES:
Loans originated	(1,773,626)	(1,737,217)
Principal repayments on loans	1,279,312	1,787,026
Proceeds from principal repayments and maturities of:
Securities available for sale	89,332	161,664
Proceeds from sale of:
Loans	34,631	282,353
Real estate owned	18,684	19,116
Purchases of:
FHLB stock	(4,791)	—
Securities available for sale	(135,841)	(206,000)
Premises and equipment	(2,506)	(1,727)
Other	24	(116)
Net cash (used in) provided by investing activities	(494,781)	305,099
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	238,722	(350,889)
Net decrease in borrowers’ advances for insurance and taxes	(29,107)	(20,337)
Net decrease in principal and interest owed on loans serviced	(34,616)	(48,599)
Net decrease in short term borrowed funds	(18,572)	(204,836)
Proceeds from long term borrowed funds	340,000	200,000
Repayment of long term borrowed funds	(49,145)	(8,293)
Purchase of treasury shares	(68,279)	—
Excess tax benefit related to stock-based compensation	34	—
Net cash provided by (used in) financing activities	379,037	(432,954)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(30,486)	(11,283)
CASH AND CASH EQUIVALENTS—Beginning of period	285,996	308,262
CASH AND CASH EQUIVALENTS—End of period	$255,510	$296,979
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest on deposits	$67,469	$86,519
Cash paid for interest on borrowed funds	6,557	2,575
Cash paid for income taxes	14,100	15,200
SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to real estate owned	18,055	18,835
Transfer of loans from held for sale to held for investment	—	154,913
Transfer of loans from held for investment to held for sale	35,395	337,009
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands unless otherwise indicated)

1.	BASIS OF PRESENTATION
TFS Financial Corporation, a federally chartered stock holding company, conducts its principal activities through its wholly owned subsidiaries. The principal line of business of the Company is retail consumer banking, including mortgage lending, deposit gathering, and, to a much lesser extent other financial services. On June 30, 2014, approximately 75% of the Company’s outstanding shares were owned by a federally chartered mutual holding company, Third Federal Savings and Loan Association of Cleveland, MHC. The thrift subsidiary of TFS Financial Corporation is Third Federal Savings and Loan Association of Cleveland.
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
The unaudited interim consolidated financial statements were prepared without an audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial condition of the Company at June 30, 2014, and its results of operations and cash flows for the periods presented. In accordance with Regulation S-X for interim financial information, these statements do not include certain information and footnote disclosures required for complete audited financial statements. The Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013 contains consolidated financial statements and related notes, which should be read in conjunction with the accompanying interim consolidated financial statements. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2014 or for any other period.

2.	EARNINGS PER SHARE
Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. For purposes of computing earnings per share amounts, outstanding shares include shares held by the public, shares held by the ESOP that have been allocated to participants or committed to be released for allocation to participants, the 227,119,132 shares held by Third Federal Savings, MHC, and, for purposes of computing dilutive earnings per share, stock options and restricted stock units with a dilutive impact. At June 30, 2014 and 2013, respectively, the ESOP held 6,716,765 and 7,150,105 shares that were neither allocated to participants nor committed to be released to participants.

The following is a summary of the Company's earnings per share calculations.

	For the Three Months Ended June 30,
	2014			2013
	Income	Shares	Per share amount	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$17,631			$16,247
Less: income allocated to restricted stock units	84			82
Basic earnings per share:
Income available to common shareholders	$17,547	298,681,954	$0.06	$16,165	301,913,844	$0.05
Diluted earnings per share:
Effect of dilutive potential common shares		1,851,067			1,012,375
Income available to common shareholders	$17,547	300,533,021	$0.06	$16,165	302,926,219	$0.05

	For the Nine Months Ended June 30,
	2014			2013
	Income	Shares	Per share amount	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$50,040			$40,190
Less: income allocated to restricted stock units	240			209
Basic earnings per share:
Income available to common shareholders	$49,800	299,860,726	$0.17	$39,981	301,746,918	$0.13
Diluted earnings per share:
Effect of dilutive potential common shares		1,390,348			840,241
Income available to common shareholders	$49,800	301,251,074	$0.17	$39,981	302,587,159	$0.13
The following is a summary of outstanding stock options and restricted stock units that are excluded from the computation of diluted earnings per share because their inclusion would be anti-dilutive.

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2014	2013	2014	2013
Options to purchase shares	784,600	5,259,516	829,300	6,333,116
Restricted stock units	—	20,000	—	20,000

3.	INVESTMENT SECURITIES
Investments available for sale are summarized as follows:

	June 30, 2014
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. government and agency obligations	$2,000	$28	$—	$2,028
Freddie Mac certificates	597	37	—	634
Ginnie Mae certificates	9,726	414	—	10,140
REMICs	501,309	2,467	(3,784)	499,992
Fannie Mae certificates	10,861	783	(124)	11,520
Total	$524,493	$3,729	$(3,908)	$524,314

	September 30, 2013
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. government and agency obligations	$2,000	$37	$—	$2,037
Freddie Mac certificates	894	56	—	950
Ginnie Mae certificates	11,919	423	—	12,342
REMICs	448,881	1,506	(5,810)	444,577
Fannie Mae certificates	11,495	805	(305)	11,995
Money market accounts	5,475	—	—	5,475
Total	$480,664	$2,827	$(6,115)	$477,376

Gross unrealized losses on securities and the estimated fair value of the related securities, aggregated by investment category and length of time the individual securities have been in a continuous loss position, at June 30, 2014 and September 30, 2013, were as follows:

	June 30, 2014
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$86,331	$447	$165,420	$3,337	$251,751	$3,784
Fannie Mae certificates	—	—	4,896	124	4,896	124
Total	$86,331	$447	$170,316	$3,461	$256,647	$3,908

	September 30, 2013
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$237,774	$4,984	$45,768	$826	$283,542	$5,810
Fannie Mae certificates	4,806	305	—	—	4,806	305
Total	$242,580	$5,289	$45,768	$826	$288,348	$6,115

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
Since the decline in value is attributable to changes in interest rates and not credit quality and because the Association has neither the intent to sell the securities nor is it more likely than not the Association will be required to sell the securities for the time periods necessary to recover the amortized cost, these investments are not considered other-than-temporarily impaired. At June 30, 2014, the amortized cost and fair value of U.S. government and agency obligations available for sale due in more than one year but less than five years are $2,000 and $2,028, respectively as compared to $2,000 and $2,037 at September 30, 2013.

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES
Loans held for investment consist of the following:

	June 30, 2014	September 30, 2013
Real estate loans:
Residential non-Home Today	$8,680,964	$8,118,511
Residential Home Today	159,820	178,353
Home equity loans and lines of credit	1,719,630	1,858,398
Construction	64,239	72,430
Real estate loans	10,624,653	10,227,692
Other consumer loans	3,710	4,100
Less:
Deferred loan fees—net	(4,408)	(13,171)
LIP	(32,222)	(42,018)
Allowance for loan losses	(82,502)	(92,537)
Loans held for investment, net	$10,509,231	$10,084,066
At June 30, 2014 and September 30, 2013, respectively, $5,340 and $4,179 of loans were classified as mortgage loans held for sale.
A large concentration of the Company’s lending is in Ohio and Florida. As of June 30, 2014 and September 30, 2013, the percentages of residential real estate loans held in Ohio were 70% and 74%, respectively, and the percentages held in Florida were 18% as of both dates. As of June 30, 2014 and September 30, 2013, home equity loans and lines of credit were concentrated in the states of Ohio (40% and 39%), Florida (28% and 29%), California (12% at each date) and New Jersey (5% at each date). The economic conditions and market for real estate in Ohio and Florida, including to a greater extent Florida, have impacted the ability of borrowers in those areas to repay their loans.
Home Today is an affordable housing program targeted to benefit low- and moderate-income home buyers. Through this program the Association provided the majority of loans to borrowers who would not otherwise qualify for the Association’s loan products, generally because of low credit scores. Although the credit profiles of borrowers in the Home Today program might be described as sub-prime, Home Today loans generally contain the same features as loans offered to our non-Home Today borrowers. Borrowers in the Home Today program must complete financial management education and counseling and must be referred to the Association by a sponsoring organization with which the Association has partnered as part of the program. Borrowers must also meet a minimum credit score threshold. Because the Association applied less stringent underwriting and credit standards to the majority of Home Today loans, loans originated under the program have greater credit risk than its traditional residential real estate mortgage loans. While effective March 27, 2009, the Home Today underwriting guidelines were changed to be substantially the same as the Association’s traditional first mortgage product, the majority of loans in this program were originated prior to that date. As of June 30, 2014 and September 30, 2013, the principal balance of Home Today loans originated prior to March 27, 2009 was $156,588 and $174,974, respectively. The Association does not offer, and has not offered, loan products frequently considered to be designed to target sub-prime borrowers containing features such as higher fees or higher rates, negative amortization, a loan-to-value ratio greater than 100%, or pay option adjustable-rate mortgages.

The recorded investment of loan receivables in non-accrual status is summarized in the following table. Balances are net of deferred fees.

	June 30, 2014	September 30, 2013
Real estate loans:
Residential non-Home Today	$80,369	$91,048
Residential Home Today	31,007	34,813
Home equity loans and lines of credit	28,267	29,943
Construction	—	41
Total real estate loans	139,643	155,845
Other consumer loans	—	—
Total non-accrual loans	$139,643	$155,845
Loans are placed in non-accrual status when they are contractually 90 days or more past due. Loans modified in troubled debt restructurings that were in non-accrual status prior to the restructurings remain in non-accrual status for a minimum of six months after restructuring. Additionally, home equity loans and lines of credit where the customer has a severely delinquent first mortgage loan and loans in Chapter 7 bankruptcy status where all borrowers have filed, and not reaffirmed or been dismissed, are placed in non-accrual status. Prior to June 30, 2014, loans in Chapter 7 bankruptcy status where all borrowers filed were only placed in non-accrual status upon discharge. At June 30, 2014 and September 30, 2013, respectively, the recorded investment in non-accrual loans includes $72,497 and $68,937 which are performing according to the terms of their agreement, of which $44,633 and $42,042 are loans in Chapter 7 bankruptcy status primarily where all borrowers have filed, and have not reaffirmed or been dismissed.
Interest on loans in accrual status, including certain loans individually reviewed for impairment, is recognized in interest income as it accrues, on a daily basis. Accrued interest on loans in non-accrual status is reversed by a charge to interest income and income is subsequently recognized only to the extent cash payments are received. Cash payments on loans in non-accrual status are applied to the oldest scheduled, unpaid payment first. Cash payments on loans with a partial charge-off are applied fully to principal, then to recovery of the charged off amount prior to interest income being recognized. A non-accrual loan is generally returned to accrual status when contractual payments are less than 90 days past due. However, a loan may remain in non-accrual status when collectability is uncertain, such as a troubled debt restructuring that has not met minimum payment requirements, a loan with a partial charge-off, an equity loan or line of credit with a delinquent first mortgage greater than 90 days, or a loan in Chapter 7 bankruptcy status where all borrowers have filed, and have not reaffirmed or been dismissed. The number of days past due is determined by the number of scheduled payments that remain unpaid, assuming a period of 30 days between each scheduled payment.
An age analysis of the recorded investment in loan receivables that are past due at June 30, 2014 and September 30, 2013 is summarized in the following tables. When a loan is more than one month past due on its scheduled payments, the loan is considered 30 days or more past due. Balances are net of deferred fees and any applicable loans-in-process.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
June 30, 2014
Real estate loans:
Residential non-Home Today	$11,300	$5,515	$40,871	$57,686	$8,614,559	$8,672,245
Residential Home Today	6,809	2,965	15,456	25,230	132,216	157,446
Home equity loans and lines of credit	5,711	2,255	10,820	18,786	1,707,617	1,726,403
Construction	—	—	—	—	31,929	31,929
Total real estate loans	23,820	10,735	67,147	101,702	10,486,321	10,588,023
Other consumer loans	—	—	—	—	3,710	3,710
Total	$23,820	$10,735	$67,147	$101,702	$10,490,031	$10,591,733

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
September 30, 2013
Real estate loans:
Residential non-Home Today	$15,398	$4,874	$56,484	$76,756	$8,024,657	$8,101,413
Residential Home Today	8,597	5,989	18,341	32,927	142,666	175,593
Home equity loans and lines of credit	7,495	4,776	12,042	24,313	1,841,111	1,865,424
Construction	—	—	41	41	30,032	30,073
Total real estate loans	31,490	15,639	86,908	134,037	10,038,466	10,172,503
Other consumer loans	—	—	—	—	4,100	4,100
Total	$31,490	$15,639	$86,908	$134,037	$10,042,566	$10,176,603
During the quarter ended March 31, 2014, $1,300 in recoveries were recorded representing the cumulative one-time payment received as a result of PMIC increasing the cash percentage of the partial claim payment plan as discussed later in this note. During the quarter ended December 31, 2013, $5,321 of residential loans were deemed uncollectible and fully charged-off as a result of implementing a new practice of charging off the remaining balance on loans that had remained delinquent and in the foreclosure process for greater than 1,500 days. These loans previously were recorded at estimated net realizable value, with the potential for additional loss recognized within the allowance for loan losses. Any future foreclosure proceeds on these loans would result in recoveries of prior charge-offs.
Activity in the allowance for loan losses is summarized as follows:

	For the Three Months Ended June 30, 2014
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential non-Home Today	$32,642	$328	$(2,043)	$585	$31,512
Residential Home Today	16,919	883	(1,180)	355	16,977
Home equity loans and lines of credit	33,785	2,841	(4,143)	1,497	33,980
Construction	45	(52)	(151)	191	33
Total real estate loans	83,391	4,000	(7,517)	2,628	82,502
Other consumer loans	—	—	—	—	—
Total	$83,391	$4,000	$(7,517)	$2,628	$82,502

	For the Three Months Ended June 30, 2013
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential non-Home Today	$34,172	$2,842	$(4,304)	$609	$33,319
Residential Home Today	27,743	791	(2,332)	444	26,646
Home equity loans and lines of credit	38,968	1,462	(5,819)	1,774	36,385
Construction	334	(95)	(68)	3	174
Total real estate loans	101,217	5,000	(12,523)	2,830	96,524
Other consumer loans	—	—	—	—	—
Total	$101,217	$5,000	$(12,523)	$2,830	$96,524

	For the Nine Months Ended June 30, 2014
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential non-Home Today	$35,427	$7,274	$(13,226)	$2,037	$31,512
Residential Home Today	24,112	(2,336)	(6,501)	1,702	16,977
Home equity loans and lines of credit	32,818	10,222	(13,078)	4,018	33,980
Construction	180	(160)	(192)	205	33
Total real estate loans	92,537	15,000	(32,997)	7,962	82,502
Other consumer loans	—	—	—	—	—
Total	$92,537	$15,000	$(32,997)	$7,962	$82,502

	For the Nine Months Ended June 30, 2013
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential non-Home Today	$31,618	$14,703	$(14,203)	$1,201	$33,319
Residential Home Today	22,588	13,167	(9,705)	596	26,646
Home equity loans and lines of credit	45,508	5,648	(18,797)	4,026	36,385
Construction	750	(518)	(121)	63	174
Total real estate loans	100,464	33,000	(42,826)	5,886	96,524
Other consumer loans	—	—	—	—	—
Total	$100,464	$33,000	$(42,826)	$5,886	$96,524

The recorded investment in loan receivables at June 30, 2014 and September 30, 2013 is summarized in the following table. The table provides details of the recorded balances according to the method of evaluation used for determining the allowance for loan losses, distinguishing between determinations made by evaluating individual loans and determinations made by evaluating groups of loans not individually evaluated. Balances of recorded investments are net of deferred fees and any applicable loans-in-process.

	June 30, 2014			September 30, 2013
	Individually	Collectively	Total	Individually	Collectively	Total
Real estate loans:
Residential non-Home Today	$134,310	$8,537,935	$8,672,245	$149,102	$7,952,311	$8,101,413
Residential Home Today	69,820	87,626	157,446	79,065	96,528	175,593
Home equity loans and lines of credit	34,553	1,691,850	1,726,403	34,387	1,831,037	1,865,424
Construction	—	31,929	31,929	487	29,586	30,073
Total real estate loans	238,683	10,349,340	10,588,023	263,041	9,909,462	10,172,503
Other consumer loans	—	3,710	3,710	—	4,100	4,100
Total	$238,683	$10,353,050	$10,591,733	$263,041	$9,913,562	$10,176,603

An analysis of the allowance for loan losses at June 30, 2014 and September 30, 2013 is summarized in the following table. The analysis provides details of the allowance for loan losses according to the method of evaluation, distinguishing between allowances for loan losses determined by evaluating individual loans and allowances for loan losses determined by evaluating groups of loans collectively.

	June 30, 2014			September 30, 2013
	Individually	Collectively	Total	Individually	Collectively	Total
Real estate loans:
Residential non-Home Today	$8,951	$22,561	$31,512	$7,138	$28,289	$35,427
Residential Home Today	6,885	10,092	16,977	7,677	16,435	24,112
Home equity loans and lines of credit	634	33,346	33,980	1,018	31,800	32,818
Construction	—	33	33	5	175	180
Total real estate loans	16,470	66,032	82,502	15,838	76,699	92,537
Other consumer loans	—	—	—	—	—	—
Total	$16,470	$66,032	$82,502	$15,838	$76,699	$92,537
At June 30, 2014 and September 30, 2013, individually evaluated loans that required an allowance were comprised only of loans evaluated for impairment based on the present value of cash flows, such as performing troubled debt restructurings, and loans with a further deterioration in the fair value of collateral not yet identified as uncollectible. All other individually evaluated loans received a charge-off, if applicable.
Because many variables are considered in determining the appropriate level of general valuation allowances, directional changes in individual considerations do not always align with the directional change in the balance of a particular component of the general valuation allowance. At June 30, 2014 and September 30, 2013, respectively, allowances on individually reviewed loans evaluated for impairment based on the present value of cash flows, such as performing troubled debt restructurings were $16,470 and $15,749, and allowances on loans with further deteriorations in the fair value of collateral not yet identified as uncollectible were $0 and $89.
Residential non-Home Today mortgage loans represent the largest portion of the residential real estate portfolio. The Company believes overall credit risk is low based on the nature, composition, collateral, products, lien position and performance of the portfolio. The portfolio does not include loan types or structures that have historically experienced severe performance problems at other financial institutions (sub-prime, no documentation or pay option adjustable rate mortgages).
As described earlier in this footnote, Home Today loans have greater credit risk than traditional residential real estate mortgage loans. At June 30, 2014 and September 30, 2013, respectively, approximately 44% and 50% of Home Today loans include private mortgage insurance coverage. The majority of the coverage on these loans was provided by PMI Mortgage Insurance Co., which the Arizona Department of Insurance seized in 2011 and indicated that all claims payments would be reduced by 50%. In March 2013, PMIC notified the Association that all payments would be paid at 55% of the claim with the remainder deferred. In March 2014, PMIC notified the Association that the cash percentage of the partial claim payment plan would increase further to 67% of the claim. Appropriate adjustments have been made to the Association’s affected valuation allowances and charge-offs, and estimated loss severity factors were adjusted accordingly for loans evaluated collectively. The amount of loans in our owned portfolio covered by mortgage insurance provided by PMIC as of June 30, 2014 and September 30, 2013, respectively, was $200,139 and $236,713 of which $184,290 and $214,920 was current. The amount of loans in our owned portfolio covered by mortgage insurance provided by Mortgage Guaranty Insurance Corporation as of June 30, 2014 and September 30, 2013, respectively, was $78,797 and $91,478 of which $77,607 and $90,099 was current. As of June 30, 2014, MGIC's long-term debt rating, as published by the major credit rating agencies, did not meet the requirements to qualify as "high credit quality"; however, MGIC continues to make claims payments in accordance with its contractual obligations and the Association has not increased its estimated loss severity factors related to MGIC's claim paying ability. No other loans were covered by mortgage insurers that were deferring claim payments or which were assessed as being non-investment grade.
Home equity lines of credit represent a significant portion of the residential real estate portfolio. The state of the economy and low housing prices continue to have an adverse impact on a portion of this portfolio since the home equity lines generally are in a second lien position. Post-origination deterioration in economic and housing market conditions may also impact a borrower's ability to afford the higher payments required during the end of draw repayment period that follows the period of interest only payments on home equity lines of credit originated prior to 2012 or the ability to secure alternative financing.

When the Association began to offer new home equity lines of credit again, the product was designed with prudent property and credit performance conditions to reduce future risk. Beginning in February 2013, the terms on new home equity lines of credit included monthly principal and interest payments throughout the entire term to minimize the potential payment differential between the during draw and after draw periods.
Construction loans generally have greater credit risk than traditional residential real estate mortgage loans. The repayment of these loans depends upon the availability of permanent financing upon completion of all improvements. In the event the Association makes a loan on a property that is not yet approved for the planned development, there is the risk that approvals will not be granted or will be delayed. These events may adversely affect the borrower and the collateral value of the property. Construction loans also expose the Association to the risk that improvements will not be completed on time in accordance with specifications and projected costs.
Other consumer loans are comprised of loans secured by certificate of deposit accounts, which are fully recoverable in the event of non-payment.
The recorded investment and the unpaid principal balance of impaired loans, including those reported as troubled debt restructurings, as of June 30, 2014 and September 30, 2013 are summarized as follows. Balances of recorded investments are net of deferred fees.

	June 30, 2014			September 30, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Residential non-Home Today	$76,387	$99,027	$—	$86,040	$114,799	$—
Residential Home Today	29,618	60,853	—	33,163	66,366	—
Home equity loans and lines of credit	27,502	39,455	—	27,494	58,267	—
Construction	—	—	—	422	544	—
Other consumer loans	—	—	—	—	—	—
Total	$133,507	$199,335	$—	$147,119	$239,976	$—
With an allowance recorded:
Residential non-Home Today	$57,923	$58,905	$8,951	$63,062	$64,468	$7,138
Residential Home Today	40,202	40,831	6,885	45,902	46,698	7,677
Home equity loans and lines of credit	7,051	7,094	634	6,893	6,996	1,018
Construction	—	—	—	65	65	5
Other consumer loans	—	—	—	—	—	—
Total	$105,176	$106,830	$16,470	$115,922	$118,227	$15,838
Total impaired loans:
Residential non-Home Today	$134,310	$157,932	$8,951	$149,102	$179,267	$7,138
Residential Home Today	69,820	101,684	6,885	79,065	113,064	7,677
Home equity loans and lines of credit	34,553	46,549	634	34,387	65,263	1,018
Construction	—	—	—	487	609	5
Other consumer loans	—	—	—	—	—	—
Total	$238,683	$306,165	$16,470	$263,041	$358,203	$15,838
At June 30, 2014 and September 30, 2013, respectively, the recorded investment in impaired loans includes $185,932 and $201,692 of loans modified in troubled debt restructurings of which $22,360 and $30,550 were 90 days or more past due.
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

•	For residential mortgage loans, payments are greater than 180 days delinquent;

•	For home equity lines of credit, equity loans, and residential loans modified in a troubled debt restructuring, payments are greater than 90 days delinquent;

•	For all classes of loans, a sheriff sale is scheduled within 60 days to sell the collateral securing the loan;

•	For all classes of loans, all borrowers have been discharged of their obligation through a Chapter 7 bankruptcy;

•	For all classes of loans, within 60 days of notification, all borrowers obligated on the loan have filed Chapter 7 bankruptcy and have not reaffirmed or been dismissed;

•	For all classes of loans, a borrower obligated on a loan has filed bankruptcy and the loan is greater than 30 days delinquent;

•	For all classes of loans, it becomes evident that a loss is probable.

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

Effective Date	Policy	Portfolio(s) Affected
6/30/2014
A loan is considered collateral dependent and any collateral shortfall is charged off when, within 60 days of notification, all borrowers obligated on a loan filed Chapter 7 bankruptcy and have not reaffirmed or been dismissed (1)
All
9/30/2012	Pursuant to an OCC directive, a loan is considered collateral dependent and any collateral shortfall is charged off when all borrowers obligated on a loan are discharged through Chapter 7 bankruptcy	All
6/30/2012	Loans in any form of bankruptcy greater than 30 days past due are considered collateral dependent and any collateral shortfall is charged off	All
12/31/2011
Pursuant to an OCC directive, impairment on collateral dependent loans previously reserved for in the allowance were charged off. Charge-offs are recorded to recognize confirmed collateral shortfalls on impaired loans (2)
All
9/30/2010	Timing of impairment evaluation was accelerated to include equity loans greater than 90 days delinquent (3)	Home Equity Loans
____________________________

(1)
Prior to 6/30/2014, collateral shortfalls on loans in Chapter 7 bankruptcy were charged off when all borrowers were discharged of the obligation or when the loan was 30 days or more past due. Adoption of this policy did not result in a material change to total charge-offs or the provision for loan losses in the three or nine months ending June 30, 2014.

(2)
Prior to 12/31/2011, partial charge-offs were not used, but a reserve in the allowance was established when the recorded investment in the loan exceeded the fair value of the collateral less costs to dispose. Individual loans were only charged off when a triggering event occurred, such as a foreclosure action was culminated, a short sale was approved, or a deed was accepted in lieu of repayment.

(3)	Prior to 9/30/2010, impairment evaluations on equity loans were performed when the loan was greater than 180 days delinquent.

Loans modified in troubled debt restructurings that are not evaluated based on collateral are separately evaluated for impairment on a loan by loan basis at the time of restructuring and at each subsequent reporting date for as long as they are reported as troubled debt restructurings. The impairment evaluation is based on the present value of expected future cash flows discounted at the effective interest rate of the original loan. Expected future cash flows include a discount factor representing a potential for default. Valuation allowances are recorded for the excess of the recorded investments over the result of the cash flow analysis. Loans discharged in Chapter 7 bankruptcy are reported as troubled debt restructurings and also evaluated based on the present value of expected future cash flows unless evaluated based on collateral. We evaluate these loans using the expected future cash flows because we expect the borrower, not liquidation of the collateral, to be the source of repayment for the loan. Other consumer loans are not considered for restructuring. A loan modified in a troubled debt restructuring is classified as an impaired loan for a minimum of one year. After one year, that loan may be reclassified out of the balance of impaired loans if the loan was modified to yield a market rate for loans of similar credit risk at the time of restructuring and the loan is not impaired based on the terms of the restructuring agreement. No loans whose terms were modified in troubled debt restructurings were reclassified from impaired loans during the quarters ended or nine months ended June 30, 2014 and June 30, 2013.
The average recorded investment in impaired loans and the amount of interest income recognized during the period that the loans were impaired are summarized below.

	For the Three Months Ended June 30,
	2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential non-Home Today	$78,386	$271	$90,294	$234
Residential Home Today	30,082	54	33,859	65
Home equity loans and lines of credit	28,214	81	25,554	75
Construction	76	—	619	6
Other consumer loans	—	—	—	—
Total	$136,758	$406	$150,326	$380
With an allowance recorded:
Residential non-Home Today	$57,180	$689	$64,535	$785
Residential Home Today	40,827	522	51,158	626
Home equity loans and lines of credit	6,968	61	7,116	64
Construction	—	—	233	1
Other consumer loans	—	—	—	—
Total	$104,975	$1,272	$123,042	$1,476
Total impaired loans:
Residential non-Home Today	$135,566	$960	$154,829	$1,019
Residential Home Today	70,909	576	85,017	691
Home equity loans and lines of credit	35,182	142	32,670	139
Construction	76	—	852	7
Other consumer loans	—	—	—	—
Total	$241,733	$1,678	$273,368	$1,856

	For the Nine Months Ended June 30,
	2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential non-Home Today	$81,214	$846	$92,463	$891
Residential Home Today	31,391	207	34,866	151
Home equity loans and lines of credit	27,498	258	24,937	371
Construction	211	6	829	14
Other consumer loans	—	—	—	—
Total	$140,314	$1,317	$153,095	$1,427
With an allowance recorded:
Residential non-Home Today	$60,493	$2,112	$66,722	$2,430
Residential Home Today	43,052	1,611	54,503	1,900
Home equity loans and lines of credit	6,972	180	9,823	202
Construction	33	—	237	9
Other consumer loans	—	—	—	—
Total	$110,550	$3,903	$131,285	$4,541
Total impaired loans:
Residential non-Home Today	$141,707	$2,958	$159,185	$3,321
Residential Home Today	74,443	1,818	89,369	2,051
Home equity loans and lines of credit	34,470	438	34,760	573
Construction	244	6	1,066	23
Other consumer loans	—	—	—	—
Total	$250,864	$5,220	$284,380	$5,968
The amounts of interest income on impaired loans recognized using a cash-basis method were $267 and $896 for the quarter ended and nine months ended June 30, 2014, respectively, and $253 and $1,130 for the quarter ended and nine months ended June 30, 2013, respectively.
The recorded investment in troubled debt restructurings by type of concession as of June 30, 2014 and September 30, 2013 is shown in the tables below.

June 30, 2014	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Modifications	Bankruptcy	Total
Residential non-Home Today	$16,843	$1,543	$10,497	$21,490	$20,155	$33,723	$104,251
Residential Home Today	12,769	87	7,476	16,047	20,266	4,875	61,520
Home equity loans and lines of credit	76	1,450	662	1,250	842	15,881	20,161
Construction	—	—	—	—	—	—	—
Total	$29,688	$3,080	$18,635	$38,787	$41,263	$54,479	$185,932

September 30, 2013	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Modifications	Bankruptcy	Total
Residential non-Home Today	$17,861	$1,670	$12,773	$21,227	$17,733	$39,530	$110,794
Residential Home Today	14,855	131	9,107	18,331	20,998	6,547	69,969
Home equity loans and lines of credit	82	596	675	225	561	18,512	20,651
Construction	—	278	—	—	—	—	278
Total	$32,798	$2,675	$22,555	$39,783	$39,292	$64,589	$201,692

For all loans modified during the quarters and nine months ended June 30, 2014 and June 30, 2013 (set forth in the table below), the pre-modification outstanding recorded investment was not materially different from the post-modification outstanding recorded investment.

The following tables set forth the recorded investment in troubled debt restructured loans modified during the periods presented, according to the types of concessions granted.

	For the Three Months Ended June 30, 2014
	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Modifications	Bankruptcy	Total
Residential non-Home Today	$1,443	$—	$—	$1,829	$2,134	$1,197	$6,603
Residential Home Today	210	—	—	231	871	273	1,585
Home equity loans and lines of credit	—	426	94	356	200	282	1,358
Total	$1,653	$426	$94	$2,416	$3,205	$1,752	$9,546

	For the Three Months Ended June 30, 2013
	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Modifications	Bankruptcy	Total
Residential non-Home Today	$529	$—	$—	$1,980	$2,098	$1,793	$6,400
Residential Home Today	223	—	—	68	1,597	545	2,433
Home equity loans and lines of credit	—	—	—	—	—	955	955
Total	$752	$—	$—	$2,048	$3,695	$3,293	$9,788

	For the Nine Months Ended June 30, 2014
	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Modifications	Bankruptcy	Total
Residential non-Home Today	$2,354	$—	$224	$3,920	$4,131	$3,964	$14,593
Residential Home Today	371	—	66	456	3,095	504	4,492
Home equity loans and lines of credit	—	977	94	899	311	1,828	4,109
Total	$2,725	$977	$384	$5,275	$7,537	$6,296	$23,194

	For the Nine Months Ended June 30, 2013
	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Modifications	Bankruptcy	Total
Residential non-Home Today	$2,316	$—	$—	$4,252	$4,625	$6,619	$17,812
Residential Home Today	362	—	—	552	8,161	1,469	10,544
Home equity loans and lines of credit	13	100	—	19	7	2,766	2,905
Total	$2,691	$100	$—	$4,823	$12,793	$10,854	$31,261
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

The following tables provide information on troubled debt restructured loans modified within the previous 12 months of the period listed for which there was a payment default, at least 30 days past due on one scheduled payment, during the period presented.

	For the Three Months Ended June 30,
	2014		2013
Troubled Debt Restructurings That Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)		(Dollars in thousands)
Residential non-Home Today	22	$1,876	57	$6,432
Residential Home Today	22	816	52	2,667
Home equity loans and lines of credit	23	810	28	927
Construction	—	—	—	—
Total	67	$3,502	137	$10,026

	For the Nine Months Ended June 30,
	2014		2013
Troubled Debt Restructurings That Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)		(Dollars in thousands)
Residential non-Home Today	31	$2,640	63	$7,181
Residential Home Today	29	1,054	64	3,251
Home equity loans and lines of credit	47	945	49	983
Construction	—	—	—	—
Total	107	$4,639	176	$11,415

The following tables provide information about the credit quality of residential loan receivables by an internally assigned grade. Balances are net of deferred fees and any applicable LIP.

	Pass	Special Mention	Substandard	Loss	Total
June 30, 2014
Real Estate Loans:
Residential non-Home Today	$8,587,447	$—	$84,798	$—	$8,672,245
Residential Home Today	125,066	—	32,380	—	157,446
Home equity loans and lines of credit	1,688,450	5,926	32,027	—	1,726,403
Construction	31,929	—	—	—	31,929
Total	$10,432,892	$5,926	$149,205	$—	$10,588,023

	Pass	Special Mention	Substandard	Loss	Total
September 30, 2013
Real Estate Loans:
Residential non-Home Today	$8,004,890	$—	$96,523	$—	$8,101,413
Residential Home Today	139,481	—	36,112	—	175,593
Home equity loans and lines of credit	1,822,371	9,223	33,830	—	1,865,424
Construction	29,651	—	422	—	30,073
Total	$9,996,393	$9,223	$166,887	$—	$10,172,503
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

Also included in Substandard are performing home equity loans and lines of credit where the customer has a severely delinquent first mortgage to which the performing home equity loan or line of credit is subordinate and loans in Chapter 7 bankruptcy status where all borrowers have filed, and have not reaffirmed or been dismissed. Loss loans are considered uncollectible and are charged off when identified.
At June 30, 2014 and September 30, 2013, respectively, the recorded investment of impaired loans includes $104,021 and $113,520 of troubled debt restructurings that are individually evaluated for impairment, but have adequately performed under the terms of the restructuring and are classified as Pass loans. At June 30, 2014 and September 30, 2013, respectively, there were $14,543 and $17,396 of loans classified substandard and $5,926 and $9,193 of loans designated special mention that are not included in the recorded investment of impaired loans; rather, they are included in loans collectively evaluated for impairment.
Other consumer loans are internally assigned a grade of nonperforming when they become 90 days or more past due. At June 30, 2014 and September 30, 2013, no consumer loans were graded as nonperforming.

5.	DEPOSITS
Deposit account balances are summarized as follows:

	June 30, 2014	September 30, 2013
Negotiable order of withdrawal accounts	$1,018,536	$1,027,316
Savings accounts	1,692,125	1,808,953
Certificates of deposit	5,991,213	5,627,849
	8,701,874	8,464,118
Accrued interest	1,347	381
Total deposits	$8,703,221	$8,464,499
Brokered certificates of deposit, which are used as a cost effective funding alternative, totaled $327,000 and $13,000 at June 30, 2014 and September 30, 2013, respectively. The FDIC places restrictions on banks with regard to issuing brokered deposits based on the bank's capital classification. As a well-capitalized institution at June 30, 2014 and September 30, 2013, the Association may accept brokered deposits without FDIC restrictions.
6.    OTHER COMPREHENSIVE INCOME (LOSS)

The change in accumulated other comprehensive loss by component is as follows:

	For the Three Months Ended			For the Three Months Ended
	June 30, 2014			June 30, 2013
	Unrealized gains (losses) on securities available for sale	Defined Benefit Plan	Total	Unrealized gains (losses) on securities available for sale	Defined Benefit Plan	Total
Balance at beginning of period	$(2,311)	$(6,371)	$(8,682)	$1,685	$(8,345)	$(6,660)
Other comprehensive income (loss) before reclassifications, net of tax (expense) benefit of $(1,182) and $1,563	2,195	—	2,195	(2,903)	—	(2,903)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax benefit of $26 and $47	—	48	48	—	91	91
Other comprehensive income (loss)	2,195	48	2,243	(2,903)	91	(2,812)
Balance at end of period	$(116)	$(6,323)	$(6,439)	$(1,218)	$(8,254)	$(9,472)

	For the Nine Months Ended			For the Nine Months Ended
	June 30, 2014			June 30, 2013
	Unrealized gains (losses) on securities available for sale	Defined Benefit Plan	Total	Unrealized gains (losses) on securities available for sale	Defined Benefit Plan	Total
Balance at beginning of period	$(2,137)	$(6,467)	$(8,604)	$2,609	$(8,525)	$(5,916)
Other comprehensive income (loss) before reclassifications, net of tax (expense) benefit of $(1,088) and $2,061	2,021	—	2,021	(3,827)	—	(3,827)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax benefit of $78 and $145	—	144	144	—	271	271
Other comprehensive income (loss)	2,021	144	2,165	(3,827)	271	(3,556)
Balance at end of period	$(116)	$(6,323)	$(6,439)	$(1,218)	$(8,254)	$(9,472)

The following table presents the reclassification adjustment out of accumulated other comprehensive loss included in net income and the corresponding line item on the consolidated statements of income for the periods indicated:

	Amounts Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income	For the Three Months Ended June 30,		For the Nine Months Ended June 30,		Line Item in the Statement
Components	2014	2013	2014	2013	of Income
Actuarial loss	$74	$138	$222	$416	(a)
Income tax benefit	(26)	(47)	(78)	(145)	Income tax expense
Net of income tax benefit	$48	$91	$144	$271
(a) These items are included in the computation of net period pension cost. See Note 8. Defined Benefit Plan for additional disclosure.

7.	INCOME TAXES
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

The components, including an estimated settlement adjustment due to expected lump sum payments exceeding the sum of interest and service costs for the year, of net periodic income recognized in the statements of income are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Interest cost	$801	$735	$2,403	$2,204
Expected return on plan assets	(1,055)	(1,029)	(3,166)	(3,087)
Amortization of net loss	74	138	222	416
Estimated net loss due to settlement	180	—	541	—
Net periodic income	$—	$(156)	$—	$(467)
There were no required minimum employer contributions during the nine months ended June 30, 2014. The Company made a voluntary contribution of $2,000 during the three months ended June 30, 2014. No required minimum employer contributions are expected during the remainder of the fiscal year.

9.	EQUITY INCENTIVE PLAN
In December 2013, 419,300 options to purchase our common stock and 98,900 restricted stock units were granted to certain directors, officers and employees of the Company. The awards were made pursuant to the shareholder-approved 2008 Equity Incentive Plan.
During the nine months ended June 30, 2014 and 2013, the Company recorded $5,335 and $5,090, respectively, of stock-based compensation expense, comprised of stock option expense of $2,464 and $2,539, respectively, and restricted stock units expense of $2,871 and $2,551, respectively.
At June 30, 2014, 6,762,175 shares were subject to options, with a weighted average exercise price of $11.13 per share and a weighted average grant date fair value of $2.95 per share. Expected future expense related to the 2,862,700 non-vested options outstanding as of June 30, 2014 is $3,267 over a weighted average of 1.3 years. At June 30, 2014, 1,061,401 restricted stock units, with a weighted average grant date fair value of $10.55 per unit, are unvested. Expected future compensation expense relating to the 1,408,185 restricted stock units outstanding as of June 30, 2014 is $3,995 over a weighted average period of 1.6 years. Each unit is equivalent to one share of common stock.

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
At June 30, 2014, the Company had commitments to originate loans as follows:

Fixed-rate mortgage loans	$265,375
Adjustable-rate mortgage loans	245,763
Home equity loans and lines of credit	37,478
Total	$548,616

At June 30, 2014, the Company had unfunded commitments outstanding as follows:

Home equity lines of credit (excluding commitments for suspended accounts)	$1,114,042
Construction loans	32,222
Private equity investments	12,941
Total	$1,159,205
At June 30, 2014, the unfunded commitment on home equity lines of credit, including commitments for accounts suspended as a result of material default or a decline in equity, is $1,313,441.
The Company had assumed a portion of the mortgage guaranty insurance on an excess of loss basis for the mortgage guaranty risks of certain mortgage loans in its own portfolio through reinsurance contracts with two primary mortgage insurance companies. One contract was terminated effective January 8, 2014 under a Commutation and Release Agreement that reduced the Company's maximum loss remaining under the contract by $6,385 in exchange for a $1,000 payment. The second contract was terminated effective March 31, 2014 under a Commutation and Mutual Release Agreement that eliminated the Company's then remaining loss exposure of $308 under the contracts in exchange for a $200 payment. The Company has no remaining loss liability under these contracts as of June 30, 2014.
The following table summarizes the activity in the liability for unpaid losses and loss adjustment expenses:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Balance, beginning of period	$181	$2,402	$2,158	$3,351
Incurred increase (decrease)	19	268	(182)	218
Paid claims	(200)	(269)	(1,976)	(1,168)
Balance, end of period	$—	$2,401	$—	$2,401
At June 30, 2014 and September 30, 2013, the Company had $5,083 and $3,295, respectively, in commitments to securitize and sell mortgage loans.
Management expects that the above commitments will be funded through normal operations.

11.	FAIR VALUE
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
As permitted under the fair value guidance in U.S. GAAP, the Company elects to measure at fair value mortgage loans classified as held for sale that are subject to pending agency contracts to securitize and sell loans. This election is expected to reduce volatility in earnings related to market fluctuations between the contract trade and settlement dates. At June 30, 2014 and September 30, 2013, respectively, there were $5,252 and $3,369 of loans held for sale, with unpaid principal balances of $5,083 and $3,295, subject to pending agency contracts for which the fair value option was elected. Included in the net gain on the sale of loans is $177 and $0 for the three months ending June 30, 2014 and 2013, respectively, and $117 and $(210) for the nine months ending June 30, 2014 and 2013, respectively, related to changes during the period in the fair value of loans held for sale subject to pending agency contracts.
Presented below is a discussion of the methods and significant assumptions used by the Company to estimate fair value.

Investment Securities Available for Sale—Investment securities available for sale are recorded at fair value on a recurring basis. At June 30, 2014 and September 30, 2013, respectively, this includes $524,314 and $471,901 of investments in U.S. government and agency obligations including U.S. Treasury notes and sequentially structured, highly liquid collateralized mortgage obligations issued by Fannie Mae, Freddie Mac and Ginnie Mae and $0 and $5,475 of secured institutional money market deposits insured by the FDIC up to the current coverage limits, with any excess collateralized by the holding institution. Both are measured using the market approach. The fair values of treasury notes and collateralized mortgage obligations represent unadjusted price estimates obtained from third party independent nationally recognized pricing services using pricing models or quoted prices of securities with similar characteristics and are included in Level 2 of the hierarchy. At the time of initial measurement and, subsequently, when changes in methodologies occur, management obtains and reviews documentation of pricing methodologies used by third party pricing services to verify that prices are determined in accordance with fair value guidance in U.S. GAAP and to ensure that assets are properly classified in the fair value hierarchy. Additionally, third party pricing is reviewed on a monthly basis for reasonableness based on the market knowledge and experience of company personnel that interact daily with the markets for these types of securities. The carrying amount of the money market deposit accounts is considered a reasonable estimate of their fair value because they are cash deposits in interest bearing accounts valued at par. These accounts are included in Level 1 of the hierarchy.
Mortgage Loans Held for Sale – The fair value of mortgage loans held for sale is estimated using a market approach based on quoted secondary market pricing for loan portfolios with similar characteristics. Loans held for sale are carried at the lower of cost or fair value except, as described above, the Company elects the fair value measurement option for mortgage loans held for sale subject to pending agency contracts to securitize and sell loans. Loans held for sale are included in Level 2 of the hierarchy. At June 30, 2014 and September 30, 2013 there were $5,252 and $3,369, respectively, of loans held for sale measured at fair value and $88 and $810, respectively, of loans held for sale carried at cost.
Impaired Loans – Impaired loans represent certain loans held for investment that are subject to a fair value measurement under U.S. GAAP because they are individually evaluated for impairment and that impairment is measured using a fair value measurement, such as the observable market price of the loan or the fair value of the collateral less estimated costs to dispose. When the Company considers a loan to be collateral-dependent due to a delinquency status or other adverse condition severe enough to indicate that the borrower can no longer be relied upon as the continued source of repayment, impairment is measured using the market approach based on the fair value of the collateral, or underlying property, adjusted for estimated costs to dispose and estimated insurance or other proceeds expected to be received. These conditions are described more fully in Note 4, Loans and Allowance for Loan Losses. Estimated costs to dispose are derived from historical experience and recent market conditions. Any indicated impairment is recognized by a charge to the allowance for loan losses. Subsequent increases in the values of the collateral or principal pay downs on loans with recognized impairment could result in an impaired loan being carried below its fair value. When no impairment loss is indicated, the carrying amount is considered to approximate the fair value of that loan to the Company because contractually that is the maximum recovery the Company can expect. The recorded investment of loans individually evaluated for impairment based on the fair value of the collateral are included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis. The range and weighted average impact of costs to dispose on fair values is determined at the time of impairment or when additional impairment is recognized and is included in quantitative information about significant unobservable inputs later in this note.
Loans held for investment that have been restructured in troubled debt restructurings and have sustained performance according to the modified terms of the loan agreement are individually evaluated for impairment using the present value of future cash flows based on the loan’s effective interest rate, which is not a fair value measurement. At June 30, 2014 and September 30, 2013, respectively, this included $105,294 and $116,011 in recorded investment of troubled debt restructurings with related allowances for loss of $16,470 and $15,749.
Real Estate Owned—Real estate owned includes real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of the cost basis or fair value less estimated costs to dispose. Fair value is estimated under the market approach using independent third party appraisals. As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions. At June 30, 2014 and September 30, 2013, these adjustments were not significant to reported fair values. At June 30, 2014 and September 30, 2013, respectively, $19,818 and $19,644 of real estate owned is included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis where the cost basis equals or exceeds the estimate of fair values less costs to dispose of these properties. Real estate owned, as reported in the Consolidated Statements of Condition, includes estimated costs to dispose of $1,872 and $1,986 related to properties measured at fair value and $2,647 and $5,008 of properties carried at their original or adjusted cost basis less than fair value at June 30, 2014 and September 30, 2013, respectively.
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
Assets and liabilities carried at fair value on a recurring basis in the Consolidated Statements of Condition at June 30, 2014 and September 30, 2013 are summarized below.

		Recurring Fair Value Measurements at Reporting Date Using
	June 30, 2014	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available for sale:
U.S. government and agency obligations	$2,028	$—	$2,028	$—
Freddie Mac certificates	634	—	634	—
Ginnie Mae certificates	10,140	—	10,140	—
REMICs	499,992	—	499,992	—
Fannie Mae certificates	11,520	—	11,520	—
Money market accounts	—	—	—	—
Mortgage loans held for sale	$5,252	$—	$5,252	$—
Derivatives:
Interest rate lock commitments	76	—	—	76
Total	$529,642	$—	$529,566	$76

Liabilities
Derivatives:
Forward commitments for the sale of mortgage loans	$14	$—	$14	$—
Total	$14	$—	$14	$—

		Recurring Fair Value Measurements at Reporting Date Using
	September 30, 2013	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available for sale:
U.S. government and agency obligations	$2,037	$—	$2,037	$—
Freddie Mac certificates	950	—	950	—
Ginnie Mae certificates	12,342	—	12,342	—
REMICs	444,577	—	444,577	—
Fannie Mae certificates	11,995	—	11,995	—
Money market accounts	5,475	5,475	—	—
Mortgage loans held for sale	3,369	—	3,369	—
Derivatives:
Interest rate lock commitments	158	—	—	158
Total	$480,903	$5,475	$475,270	$158

Liabilities
Derivatives:
Forward commitments for the sale of mortgage loans	$6	$—	$6	$—
Total	$6	$—	$6	$—
The table below presents a reconciliation of the beginning and ending balances and the location within the Consolidated Statements of Income where gains due to changes in fair value are recognized on interest rate lock commitments which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Beginning balance	$68	$482	$158	$404
Gain (loss) during the period due to changes in fair value:
Included in other non-interest income	8	(382)	(82)	(304)
Ending balance	$76	$100	$76	$100
Change in unrealized gains for the period included in earnings for assets held at end of the reporting date	$76	$100	$76	$100
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

		Nonrecurring Fair Value Measurements at Reporting Date Using
	June 30, 2014	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Impaired loans, net of allowance	$133,389	$—	$—	$133,389
Real estate owned(1)	19,818	—	—	19,818
Total	$153,207	$—	$—	$153,207

(1)	Amounts represent fair value measurements of properties before deducting estimated costs to dispose.

		Nonrecurring Fair Value Measurements at Reporting Date Using
	September 30, 2013	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Impaired loans, net of allowance	$146,941	$—	$—	$146,941
Real estate owned(1)	19,644	—	—	19,644
Total	$166,585	$—	$—	$166,585

(1)	Amounts represent fair value measurements of properties before deducting estimated costs to dispose.
The following provides quantitative information about significant unobservable inputs categorized within Level 3 of the Fair Value Hierarchy.

	Fair Value						Weighted
	6/30/2014	Valuation Technique(s)	Unobservable Input	Range			Average
Impaired loans, net of allowance	$133,389	Market comparables of collateral discounted to estimated net proceeds	Discount appraised value to estimated net proceeds based on historical experience:
			• Residential Properties	0	-	24%	8.5%

Interest rate lock commitments	$76	Quoted Secondary Market pricing	Closure rate	0	-	100%	73.7%

	Fair Value						Weighted
	9/30/2013	Valuation Technique(s)	Unobservable Input	Range			Average
Impaired loans, net of allowance	$146,941	Market comparables of collateral discounted to estimated net proceeds	Discount appraised value to estimated net proceeds based on historical experience:
			• Residential Properties	0	-	24%	9.3%

Interest rate lock commitments	$158	Quoted Secondary Market pricing	Closure rate	0	-	100%	53.2%

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

	June 30, 2014
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and due from banks	$38,100	$38,100	$38,100	$—	$—
Interest earning cash equivalents	217,410	217,410	217,410	—	—
Investment securities:
Available for sale	524,314	524,314	—	524,314	—
Mortgage loans held for sale	5,340	5,346	—	5,346
Loans, net:
Mortgage loans held for investment	10,505,521	10,755,719	—	—	10,755,719
Other loans	3,710	3,890	—	—	3,890
Federal Home Loan Bank stock	40,411	40,411	N/A	—	—
Private equity investments	540	540	—	—	540
Accrued interest receivable	31,705	31,705	—	31,705	—
Derivatives	76	76	—	—	76
Liabilities:
NOW and passbook accounts	$2,710,661	$2,710,661	$—	$2,710,661	$—
Certificates of deposit	5,992,560	5,875,058	—	5,875,058	—
Borrowed funds	1,017,400	1,023,286	—	1,023,286	—
Borrowers’ advances for taxes and insurance	42,281	42,281	—	42,281	—
Principal, interest and escrow owed on loans serviced	41,129	41,129	—	41,129	—
Derivatives	14	14	—	14	—

	September 30, 2013
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and due from banks	$34,694	$34,694	$34,694	$—	$—
Interest earning cash equivalents	251,302	251,302	251,302	—	—
Investment securities:
Available for sale	477,376	477,376	5,475	471,901	—
Mortgage loans held for sale	4,179	4,222	—	4,222
Loans, net:
Mortgage loans held for investment	10,079,966	10,344,246	—	—	10,344,246
Other loans	4,100	4,353	—	—	4,353
Federal Home Loan Bank stock	35,620	35,620	N/A	—	—
Private equity investments	654	654	—	—	654
Accrued interest receivable	31,489	31,489	—	31,489	—
Derivatives	158	158	—	—	158
Liabilities:
NOW and passbook accounts	$2,836,269	$2,836,269	$—	$2,836,269	$—
Certificates of deposit	5,628,230	5,510,241	—	5,510,241	—
Borrowed funds	745,117	745,294	—	745,294	—
Borrowers’ advances for taxes and insurance	71,388	71,388	—	71,388	—
Principal, interest and escrow owed on loans serviced	75,745	75,745	—	75,745	—
Derivatives	6	6	—	6	—
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
The Company enters into forward commitments for the sale of mortgage loans principally to protect against the risk of adverse interest rate movements on net income. The Company recognizes the fair value of such contracts when the characteristics of those contracts meet the definition of a derivative. These derivatives are not designated in a hedging relationship; therefore, gains and losses are recognized immediately in the statement of income. In addition, the Company enters into commitments to originate a portion of its loans, which when funded, are classified as held for sale. Such commitments meet the definition of a derivative and are not designated in a hedging relationship; therefore, gains and losses are recognized immediately in the statement of income. The Company had no derivatives designated as hedging instruments under FASB ASC 815, “Derivatives and Hedging,” at June 30, 2014 or September 30, 2013.
The following table provides the locations within the Consolidated Statements of Condition and the fair values for derivatives not designated as hedging instruments.

	Asset Derivatives
	June 30, 2014		September 30, 2013
	Location	Fair Value	Location	Fair Value
Interest rate lock commitments	Other Assets	$76	Other Assets	$158

	Liability Derivatives
	June 30, 2014		September 30, 2013
	Location	Fair Value	Location	Fair Value
Forward commitments for the sale of mortgage loans	Other Liabilities	$14	Other Liabilities	$6
The following table summarizes the locations and amounts of gain or (loss) recognized within the Consolidated Statements of Income on derivative instruments not designated as hedging instruments.

		Amount of Gain or (Loss) Recognized in Income on Derivatives
		Three Months Ended		Nine Months Ended
	Location of Gain or (Loss)	June 30,		June 30,
	Recognized in Income	2014	2013	2014	2013
Interest rate lock commitments	Other non-interest income	$8	$(382)	$(82)	$(304)
Forward commitments for the sale of mortgage loans	Net gain on the sale of loans	(17)	—	(8)	243
Total		$(9)	$(382)	$(90)	$(61)

13.	RECENT ACCOUNTING PRONOUNCEMENTS
Pending as of June 30, 2014
In June 2014, the FASB issued ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. Under the amendments in ASU 2014-11, repurchase-to-maturity transactions and repurchase agreements executed as repurchase financing transactions are required to be accounted for as secured borrowings. ASU 2014-11 requires additional disclosures about certain transactions accounted for as sales in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets through an agreement with the same counterparty and about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The accounting changes and disclosures for certain transactions accounted for as a sale are effective for interim or annual periods beginning after December 15, 2014. Disclosures for transactions accounted for as secured borrowings are effective for annual periods beginning after December 15, 2014 and interim periods beginning after March 15, 2015. The Company does not expect the amendments in ASU 2014-11 to have a material impact on the Company’s consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), affecting any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. ASC Topic 606 does not apply to rights or obligations associated with financial instruments. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. The Company is currently evaluating the impact of adopting the amendments on its consolidated financial statements.
In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, that revises the criteria for determining when disposals should be reported as discontinued operations and modifies the disclosure requirements. The amendments are effective for public business entities for annual periods beginning after December 15, 2014. Early adoption is permitted. The adoption of this accounting guidance is not expected to have a material impact on the Company's financial condition or results of operations.
In January 2014, the FASB issued ASU 2014-04, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40), Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure to reduce diversity by clarifying when an in-substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The impact of these amendments on the Company's consolidated financial statements is being evaluated.
In January 2014, the FASB issued ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects which will permit entities to make an accounting policy election to account for investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statements as a component of income tax expense or benefit. The amendments in ASU 2014-01 are effective for annual and interim periods within those annual periods beginning after December 15, 2014, with early adoption permitted. The Company is currently evaluating the impact of adopting the amendments of ASU 2014-01 on its consolidated financial statements.
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
In connection with the financial crisis of 2008 and its subsequent turmoil, regionally high unemployment, weak residential real estate values, less than robust capital and credit markets, and a general lack of confidence in the financial services sector of the economy presented significant challenges for us. Since the latter portion of calendar 2012 however, improving regional employment levels, recovering residential real estate values, recovering capital and credit markets and greater confidence in the financial services sector have resulted in better credit metrics and improved operating results for us.
Management believes that the following matters are those most critical to our success: (1) controlling our interest rate risk exposure; (2) monitoring and limiting our credit risk; (3) maintaining access to adequate liquidity and diverse funding sources; and (4) monitoring and controlling operating expenses.
Controlling Our Interest Rate Risk Exposure. Although housing and credit quality issues have had and, to a lesser extent, continue to have a negative effect on our operating results and, as described below, are certainly a matter of significant concern for us, historically our greatest risk has been our exposure to changes in interest rates. When we hold long-term, fixed-rate assets, funded by liabilities with shorter re-pricing characteristics, we are exposed to potentially adverse impacts from rising interest rates. Generally, and particularly over extended periods of time that encompass full economic cycles, interest rates associated with longer-term assets, like fixed-rate mortgages, have been higher than interest rates associated with shorter-term funding sources, like deposits. This difference has been an important component of our net interest income and is fundamental to our operations. We manage the risk of holding long-term, fixed-rate mortgage assets primarily by maintaining high levels of Tier 1/Core capital and by promoting adjustable-rate loans and shorter-term, fixed-rate loans.
High Levels of Tier 1/Core Capital
At June 30, 2014 the Company’s Tier1/Core capital totaled $1.86 billion or 15.89% of adjusted tangible assets and 26.08% of risk-weighted assets, while the Association’s Tier1/Core capital totaled $1.57 billion or 13.41% of adjusted tangible assets and 22.03% of risk-weighted assets. Each of these measures were more than twice the minimum requirements currently in effect for the Association, and applicable to the Company in the future, for designation as “well capitalized” under regulatory prompt corrective action provisions which set minimum levels of 5.00% of adjusted tangible assets and 6.00% of risk-weighted assets.
Promotion of Adjustable-Rate Loans and Shorter-Term, Fixed-Rate Loans
In July 2010 we began marketing an adjustable-rate mortgage loan product that provides us with improved interest rate risk characteristics when compared to a 30-year, fixed-rate mortgage loan. Since its introduction, the “Smart Rate” adjustable rate mortgage has offered borrowers an interest rate lower than that of a 30-year, fixed-rate loan. The Smart Rate is locked for three or five years then resets annually after that. It contains a feature to re-lock the rate an unlimited number of times at our then, current rate and fee schedule, for another three or five years (dependent on the original reset period) without having to complete a full refinance transaction. Re-lock eligibility is subject to a satisfactory payment performance history by the borrower (never 60 days late, no 30-day delinquencies during the last twelve months, current at the time of re-lock, and no foreclosures or bankruptcies since the Smart Rate application was taken). In addition to a satisfactory payment history, re-lock eligibility requires that the property continues to be the borrower’s primary residence. The loan term cannot be extended in connection with a re-lock nor can new funds be advanced. All interest rate caps and floors remain as originated. Beginning in the latter portion of fiscal 2012, we began to feature our ten-year, fully amortizing fixed-rate first mortgage loan in our product promotions. The ten-year, fixed-rate loan has a less severe interest rate risk profile when compared to loans with fixed-rate terms of 15 to 30 years and helps us to more effectively manage our interest rate risk exposure, yet provides our borrowers with the certainty of a fixed interest rate throughout the life of the obligation.
The following tables set forth our first mortgage loan production and balances segregated by loan structure at origination.

	For the Nine Months Ended June 30, 2014		For the Nine Months Ended June 30, 2013
	Amount	Percent	Amount	Percent
First Mortgage Loan Originations:
ARM production	$597,066	38.0%	$711,282	46.3%
Fixed-rate production:
Terms less than or equal to 10 years	660,993	42.1	399,508	26.0
Terms greater than 10 years	312,896	19.9	426,686	27.7
Total fixed-rate production	973,889	62.0	826,194	53.7
Total First Mortgage Loan Originations:	$1,570,955	100.0%	$1,537,476	100.0%

	June 30, 2014		June 30, 2013
	Amount	Percent	Amount	Percent
Residential Mortgage Loans Held For Investment:
ARM Loans	$3,368,497	38.1%	$3,102,102	39.1%
Fixed-rate Loans:
Terms less than or equal to 10 years	1,371,556	15.5	699,773	8.8
Terms greater than 10 years	4,100,731	46.4	4,134,761	52.1
Total fixed-rate loans	5,472,287	61.9	4,834,534	60.9
Total Residential Mortgage Loans Held For Investment:	$8,840,784	100.0%	$7,936,636	100.0%
Other Interest Rate Risk Management Tools
In years prior to fiscal 2010, in addition to maintaining high levels of Tier1/Core capital, we also managed interest rate risk by actively selling long-term, fixed-rate mortgage loans in the secondary market, a strategy pursuant to which we were able to modulate the amount of long-term, fixed-rate loans held in our portfolio. Also prior to fiscal 2010, we actively marketed home equity lines of credit which carry an adjustable rate of interest indexed to the prime rate and provide interest rate sensitivity to that portion of our assets. Beginning in March 2012, the Association began offering redesigned home equity lines of credit subject to certain property and credit performance conditions. Through these redesigned products, we plan to re-establish home equity line of credit lending as a meaningful strategy used to manage our interest rate risk profile. At June 30, 2014, home equity lines of credit totaled $1.56 billion. Our home equity lending is discussed in the next section of this Overview - Monitoring and Limiting our Credit Risk, and in the Allowance for Loan Losses section of the Critical Accounting Policies that immediately follows this Overview.
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
Monitoring and Limiting Our Credit Risk. While, historically, we had been successful in limiting our credit risk exposure by generally imposing high credit standards with respect to lending, the confluence of unfavorable regional and macro-economic events that culminated in the 2008 housing market collapse and financial crisis, coupled with our pre-2010 expanded participation in the second lien mortgage lending markets, has significantly refocused our attention with respect to credit risk. In response to the evolving economic landscape, we have continuously revised and updated our quarterly analysis and evaluation procedures, as needed, for each category of our lending with the objective of identifying and recognizing all appropriate credit impairments. At June 30, 2014, 90% of our assets consisted of residential real estate loans (both “held for sale” and “held for investment”) and home equity loans and lines of credit, the overwhelming majority of which were originated to borrowers in the states of Ohio and Florida. Our analytic procedures and evaluations include specific reviews of all home equity loans and lines of credit that become 90 or more days past due, as well as specific reviews of all first mortgage loans that become 180 or more days past due. We transfer performing home equity lines of credit subordinate to first mortgages delinquent greater than 90 days to non-accrual status. We also charge-off performing loans to collateral value and classify those loans as non-accrual within 60 days of notification of all borrowers filing Chapter 7 bankruptcy, that have not reaffirmed or been dismissed, or upon discharge through Chapter 7 bankruptcy, regardless of how long the loans have been performing. Loans where at least one borrower has been discharged of their obligation in Chapter 7 bankruptcy, are classified as troubled debt restructurings. At June 30, 2014, $54.5 million of loans in Chapter 7 bankruptcy status were included in total troubled debt restructurings. At June 30, 2014, the recorded investment in non-accrual status loans included $44.6 million of performing loans in Chapter 7 bankruptcy status, of which $42.1 million are also reported as TDRs.
In response to the unfavorable regional and macro-economic environment that arose beginning in 2008, and in an effort to limit our credit risk exposure and improve the credit performance of new customers, we have tightened our credit eligibility criteria in evaluating a borrower’s ability to successfully fulfill his or her repayment obligation and we have revised the design of many of our loan products to require higher borrower down-payments, limited the products available for condominiums, eliminated certain product features (such as interest-only adjustable-rate loans and loans above certain loan-to-value ratios), and suspended home equity lending products with the exception of bridge loans between June 2010 and March 2012. The delinquency level related to loan originations prior to 2009, compared to originations in 2009 and after, reflect the higher credit standards to which we have subjected all new originations. As of June 30, 2014, loans originated prior to 2009 had a balance of $3.25 billion, of which $93.5 million, or 2.9%, were delinquent, while loans originated in 2009 and after had a balance of $7.34 billion, of which $8.2 million, or 0.1%, were delinquent.
One aspect of our credit risk concern relates to high concentrations of our loans that are secured by residential real estate in individual states, such as Ohio and Florida, particularly in light of the difficulties that arose in connection with the 2008 housing crisis with respect to the real estate markets in those two states. At June 30, 2014, approximately 69.4% and 17.9% of the combined total of our residential, non-Home Today and construction loans held for investment were secured by properties in Ohio and Florida, respectively. Our 30 or more days delinquency ratios on those loans in Ohio and Florida at June 30, 2014 were 0.6% and 1.2%, respectively. Our 30 or more days delinquency ratio for the non-Home Today portfolio as a whole was 0.7% at June 30, 2014. Also, at June 30, 2014, approximately 39.5% and 28.3% of our home equity loans and lines of credit were secured by properties in Ohio and Florida, respectively. Our 30 days or more delinquency ratios on those loans in Ohio and Florida at June 30, 2014 were both 1.2%. Our 30 or more days delinquency ratio for the home equity loans and lines of credit portfolio as a whole at June 30, 2014 was 1.1%. While we focus our attention on, and are concerned with respect to the resolution of all loan delinquencies, our highest concern relates to loans that are secured by properties in Florida. The “Allowance for Loan Losses” portion of the Critical Accounting Policies section that immediately follows this Overview, provides extensive details regarding our loan portfolio composition, delinquency statistics, our methodology in evaluating our loan loss provisions and the adequacy of our allowance for loan losses. In an effort to moderate the concentration of our credit risk exposure in individual states, particularly Ohio and Florida, we have utilized direct mail marketing, our internet site and our customer service call center to extend our lending activities to other attractive geographic locations. Currently, in addition to Ohio and Florida, we are actively lending in 15 other states, and as a result of that activity, the concentration ratios of the combined total of our residential, non-Home Today and construction loans held for investment for Ohio and Florida, as disclosed earlier in this paragraph, have trended downward from their September 30, 2010 levels when the concentrations were 79.1% in Ohio and 19.0% in Florida. Of the total mortgage and equity loan originations for the quarter and nine months ended June 30, 2014, 37.5% and 32.1%, respectively, are secured by properties in states other than Ohio or Florida. Notwithstanding the modest reductions in geographic concentrations and in spite of recent improving credit metrics and reduced regional unemployment levels, Florida housing values remain depressed, and the breadth and sustainability of the economic recovery has slowed.
Our residential Home Today loans are another area of credit risk concern. Although the recorded investment in these     loans totaled $157.4 million at June 30, 2014, and constituted only 1.5% of our total “held for investment” loan portfolio balance, these loans comprised 23.0% and 24.8% of our 90 days or greater delinquencies and our total delinquencies, respectively. At June 30, 2014, approximately 95.3% and 4.5% of our residential, Home Today loans were secured by properties in Ohio and Florida, respectively. At June 30, 2014, the percentages of those loans delinquent 30 days or more in Ohio and Florida were 16.2% and 13.8%, respectively. The disparity between the portfolio composition ratio and delinquency composition ratio reflects the nature of the Home Today loans. We do not offer, and have not offered, loan products frequently considered to be designed to target sub-prime borrowers containing features such as higher fees or higher rates, negative amortization, or low initial payment features with adjustable interest rates. Our Home Today loans, the majority of which were entered into with borrowers that had credit profiles that would not have otherwise qualified for our loan products due to deficient credit scores, generally contained the same features as loans offered to our non-Home Today borrowers. The overriding objective of our Home Today lending, just as it is with our non-Home Today lending, was to create successful homeowners. We have attempted to manage our Home Today credit risk by requiring that borrowers attend pre- and post-borrowing financial management education and counseling and that the borrowers be referred to us by a sponsoring organization with which we have partnered. Further, to manage the credit aspect of these loans, inasmuch as the majority of these buyers do not have sufficient funds for required down payments, many loans include private mortgage insurance. At June 30, 2014, 44.1% of Home Today loans included private mortgage insurance coverage. From a peak recorded investment of $306.6 million at December 31, 2007, the total recorded investment of the Home Today portfolio has declined to $157.4 million at June 30, 2014. This trend generally reflects the evolving conditions in the mortgage real estate market and the tightening of standards imposed by issuers of private mortgage insurance. As part of our effort to manage credit risk, effective March 27, 2009, the Home Today underwriting guidelines were revised to be substantially the same as our traditional mortgage product. At June 30, 2014, the recorded investment in Home Today loans originated subsequent to March 27, 2009 was $2.4 million. Unless private mortgage insurance requirements loosen among other things, we expect the Home Today portfolio to continue to decline in balance due to contractual amortization.
Maintaining Access to Adequate Liquidity and Diverse Funding Sources. For most insured depositories, customer and community confidence are critical to their ability to maintain access to adequate liquidity and to conduct business in an orderly fashion. The Company believes that maintaining high levels of capital is one of the most important factors in nurturing customer and community confidence. Accordingly, we have managed the pace of our growth in a manner that reflects our emphasis on high capital levels. At June 30, 2014, the Association’s ratio of core capital to adjusted tangible assets (a basic industry measure that deems 5.00% or above to represent a “well capitalized” status) was 13.41%. The Association's current core capital ratio is lower than its ratio at September 30, 2013 (14.18%), due to an $85 million cash dividend payment that the Association made to the Company, its sole shareholder, in December 2013. The amount of the dividend was determined using regulatory guidelines that allow dividends in an amount that does not exceed the Association's current calendar year to date net income, plus the preceding two year's retained net income, less prior dividend payments made during that timeframe. Because of its intercompany nature, this dividend payment did not impact the Company's consolidated capital ratios. We expect to continue to remain a well capitalized institution.
In managing its level of liquidity, the Company monitors available funding sources, which include attracting new deposits (including brokered CDs), borrowings from others, the conversion of assets to cash and the generation of funds through profitable operations. The Company has traditionally relied on retail deposits as its primary means in meeting its funding needs. At June 30, 2014, deposits totaled $8.70 billion (including $327.0 million of brokered CDs), while borrowings totaled $1.02 billion and borrowers’ advances and servicing escrows totaled $83.4 million, combined. In evaluating funding sources, we consider many factors, including cost, duration, current availability, expected sustainability, impact on operations and capital levels.
To attract retail deposits, we offer our customers attractive rates of return on our deposit products. Our deposit products typically offer rates that are very competitive with the rates on similar products offered by other financial institutions. We intend to continue this practice.
We preserve the availability of alternative funding sources through various mechanisms. First, by maintaining high capital levels, we retain the flexibility to increase our balance sheet size without jeopardizing our capital adequacy. Effectively, this permits us to increase the rates that we offer on our deposit products thereby attracting more potential customers. Second, we pledge available real estate mortgage loans and investment securities with the FHLB of Cincinnati and the FRB-Cleveland. At June 30, 2014, these collateral pledge support arrangements provide the ability to immediately borrow an additional $153.2 million from the FHLB of Cincinnati and $154.8 million from the FRB-Cleveland Discount Window. From the perspective of collateral value securing FHLB of Cincinnati advances, our capacity limit for additional borrowings beyond the immediately available limits at June 30, 2014 was $4.54 billion, subject to satisfaction of the FHLB of Cincinnati common stock ownership requirement. To satisfy the common stock ownership requirement we would need to increase our ownership of FHLB of Cincinnati common stock by an additional $90.9 million. Third, we invest in high quality marketable securities that exhibit limited market price variability, and to the extent that they are not needed as collateral for borrowings, can be sold in the institutional market and converted to cash. At June 30, 2014, our investment securities portfolio totaled $524.3 million. Finally, cash flows from operating activities have been a regular source of funds. During the nine months ended June 30, 2014 and 2013, cash flows from operations totaled $85.3 million and $116.6 million, respectively.
Historically, a portion of the residential first mortgage loans that we originated were considered to be highly liquid as they were eligible for delivery/sale to Fannie Mae. However, due to delivery requirement changes imposed by Fannie Mae during and subsequent to the 2008 financial crisis, effective July 1, 2010, that was no longer an available source of liquidity. In response to Fannie Mae's delivery requirement changes; during fiscal 2013 we took the following measures: (1) we sought out and completed $276.9 million of non-agency eligible, whole loan sales, all on a servicing retained basis; and (2) we implemented certain loan origination changes required by Fannie Mae which resulted in our November 15, 2013 reinstatement as an approved seller to Fannie Mae. The non-agency sales which included both fixed-rate and Smart Rate loans, demonstrated that, with adequate lead time, the majority of our residential, first mortgage loan portfolio could be available for liquidity management purposes. Also, implementation of the loan origination changes required by Fannie Mae, to which a portion of our loan production will be subjected, elevates the level of liquidity available for those loans. At June 30, 2014, $5.3 million of agency eligible, long-term, fixed-rate HARP II first mortgage loans were classified as “held for sale”. During the nine months ended June 30, 2014, $22.1 million of agency-compliant HARP II loans and $35.5 million of long-term, fixed-rate, agency-compliant, non-HARP II first mortgage loans were sold to Fannie Mae. As described earlier, we have implemented the loan origination changes which allow a portion of our first mortgage loan originations to be eligible for sale to Fannie Mae in either whole loan or mortgage-backed security form.
Overall, while customer and community confidence can never be assured, the Company believes that our liquidity is adequate and that we have adequate access to alternative funding sources.
Monitoring and Controlling Operating Expenses. We continue to focus on managing operating expenses. Our ratio of non-interest expense to average assets was 1.52% for the nine months ended June 30, 2014 and was 1.59% for the nine months ended June 30, 2013. As of June 30, 2014, our average assets per full-time employee and our average deposits per full-time employee were $11.6 million and $8.6 million, respectively. We believe that each of these measures compares favorably with the averages for our peer group. The average balance of deposits held at our branch offices ($229.0 million per branch office as of June 30, 2014) contributes to our expense management efforts by limiting the overhead costs of serving our deposit customers. We will continue our efforts to control operating expenses as we grow our business.
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

(1)
individual valuation allowances (IVAs) established for any impaired loans dependent on cash flows, such as performing troubled debt restructurings, and IVAs related to a portion of the allowance on loans individually reviewed that represents further deterioration in the fair value of the collateral not yet identified as uncollectible; and

(2)
general valuation allowances, which are comprised of quantitative GVAs, which are general allowances for loan losses for each loan type based on historical loan loss experience and qualitative GVAs, which are adjustments to the quantitative GVAs, maintained to cover uncertainties that affect our estimate of incurred probable losses for each loan type.

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

•
changes in national, regional, and local economic and business conditions and trends including housing market factors and trends, such as the status of loans in foreclosure, real estate in judgment and real estate owned, and unemployment statistics and trends;

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
When loan modifications qualify as troubled debt restructurings and the loans are performing according to the terms of the restructuring, we record an IVA based on the present value of expected future cash flows, which includes a factor for subsequent potential defaults, discounted at the effective interest rate of the original loan contract. Potential defaults are distinguished from re-modifications as borrowers who default are generally not eligible for re-modification. At June 30, 2014, the balance of such individual valuation allowances was $16.5 million. In instances when loans require re-modification, additional valuation allowances may be required. The new valuation allowance on a re-modified loan is calculated based on the present value of the expected cash flows, discounted at the effective interest rate of the original loan contract, considering the new terms of the modification agreement. Due to the immaterial amount of this exposure to date, we continue to capture this exposure as a component of our qualitative GVA evaluation. The significance of this exposure will be monitored and if warranted, we will enhance our loan loss methodology to include a new default factor (developed to reflect the estimated impact to the balance of the allowance for loan losses that will occur as a result of future re-modifications) that will be assessed against all loans reviewed collectively. If new default factors are implemented, the qualitative GVA methodology will be adjusted to preclude duplicative loss consideration.
We evaluate the allowance for loan losses based upon the combined total of the quantitative and qualitative GVAs and IVAs. Generally, when the loan portfolio increases, absent other factors, the allowance for loan loss methodology results in a higher dollar amount of estimated probable losses than would be the case without the increase. Generally, when the loan portfolio decreases, absent other factors, the allowance for loan loss methodology results in a lower dollar amount of estimated probable losses than would be the case without the decrease.
Home equity loans and equity lines of credit generally have higher credit risk than traditional residential mortgage loans. These loans and credit lines are usually in a second lien position and when combined with the first mortgage, result in generally higher overall loan-to-value ratios. In a stressed housing market with high delinquencies and eroded housing prices, as arose beginning in 2008, these higher loan-to-value ratios represent a greater risk of loss to the Company. A borrower with more equity in the property has more of a vested interest in keeping the loan current compared to a borrower with little or no equity in the property. In light of the past weakness in the housing market, the historical level of delinquencies and the current uncertainty with respect to future employment levels and economic prospects, we currently conduct an expanded loan level evaluation of our home equity loans and lines of credit, including bridge loans, which are delinquent 90 days or more. This expanded evaluation is in addition to our traditional evaluation procedures. Our home equity loans and lines of credit portfolio continues to comprise a significant portion of our net charge-offs, although the level of home equity loans and lines of credit charge-offs has receded over the last year from levels previously experienced. At June 30, 2014, we had a recorded investment of $1.73 billion in home equity loans and equity lines of credit outstanding, 0.6% of which were 90 days or more past due.
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

The following table sets forth the composition of the portfolio of loans held for investment, by type of loan segregated by geographic location for the periods indicated, excluding loans held for sale. The majority of our construction loan portfolio is secured by properties located in Ohio and the balances of other consumer loans are considered immaterial. Therefore, neither were segregated by geographic location.

	June 30, 2014		March 31, 2014		September 30, 2013		June 30, 2013
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential non-Home Today
Ohio	$6,004,940		$6,015,052		$5,947,791		$5,900,492
Florida	1,563,114		1,526,678		1,465,907		1,423,204
Other	1,112,910		944,971		704,813		600,514
Total Residential non-Home Today	8,680,964	81.7%	8,486,701	80.9%	8,118,511	79.4%	7,924,210	78.5%
Residential Home Today
Ohio	152,293		157,463		170,206		178,238
Florida	7,214		7,447		7,826		7,982
Other	313		316		321		323
Total Residential Home Today	159,820	1.5	165,226	1.6	178,353	1.7	186,543	1.8
Home equity loans and lines of credit
Ohio	679,660		687,660		721,890		743,628
Florida	486,884		506,132		539,152		562,441
California	214,747		216,995		227,841		235,191
New Jersey	81,995		83,805		87,901		91,243
Other	256,344		264,219		281,614		293,980
Total Home equity loans and lines of credit	1,719,630	16.2	1,758,811	16.8	1,858,398	18.2	1,926,483	19.1
Total Construction	64,239	0.6	70,236	0.7	72,430	0.7	60,630	0.6
Other consumer loans	3,710	—	4,076	—	4,100	—	4,276	—
Total loans receivable	10,628,363	100.0%	10,485,050	100.0%	10,231,792	100.0%	10,102,142	100.0%
Deferred loan fees, net	(4,408)		(7,913)		(13,171)		(14,810)
Loans in process	(32,222)		(36,928)		(42,018)		(33,559)
Allowance for loan losses	(82,502)		(83,391)		(92,537)		(96,524)
Total loans receivable, net	$10,509,231		$10,356,818		$10,084,066		$9,957,249

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

	June 30, 2014			March 31, 2014
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)			(Dollars in thousands)
Real estate loans:
Residential non-Home Today	$31,512	38.2%	81.7%	$32,642	39.1%	80.9%
Residential Home Today	16,977	20.6	1.5	16,919	20.3	1.6
Home equity loans and lines of credit	33,980	41.2	16.2	33,785	40.5	16.8
Construction	33	—	0.6	45	0.1	0.7
Other consumer loans	—	—	—	—	—	—
Total allowance	$82,502	100.0%	100.0%	$83,391	100.0%	100.0%

	September 30, 2013			June 30, 2013
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)			(Dollars in thousands)
Real estate loans:
Residential non-Home Today	$35,427	38.3%	79.4%	$33,319	34.5%	78.5%
Residential Home Today	24,112	26.0	1.7	26,646	27.6	1.8
Home equity loans and lines of credit	32,818	35.5	18.2	36,385	37.7	19.1
Construction	180	0.2	0.7	174	0.2	0.6
Other consumer loans	—	—	—	—	—	—
Total allowance	$92,537	100.0%	100.0%	$96,524	100.0%	100.0%

During the three months ended June 30, 2014, the total allowance for loan losses decreased $0.9 million, to $82.5 million from $83.4 million at March 31, 2014, as we recorded a $4.0 million provision for loan losses, which was less than the actual net charge-offs of $4.9 million for the quarter. A $2.0 million decrease in the balance of the allowance for loan losses related to loans evaluated collectively during the quarter ended June 30, 2014, was partially offset by an increase of $1.1 million in the allowance for loan losses related to loans evaluated individually. Refer to the "activity in the allowance for loan losses" and "analysis of the allowance for loan losses" tables in Note 4 of the Notes to the Unaudited Interim Consolidated Financial Statements for more information. Other than the less significant construction and other consumer loans segments, changes during the three months ended June 30, 2014 in the balances of the GVAs, excluding changes in IVAs, related to the significant loan segments are described as follows:

•
Residential non-Home Today – The total balance of this segment of the loan portfolio increased 2.3% or $197.2 million during the quarter, while the total allowance for loan losses for this segment decreased 3.5% or $1.1 million. The portion of this loan segment’s allowance for loan losses that was determined by evaluating groups of loans collectively (i.e. those loans that were not individually evaluated), decreased 6.0%, or $1.4 million, to $22.6 million at June 30, 2014 from $24.0 million at March 31, 2014. The ratio of this portion of the allowance for loan losses to the total balance of loans in this loan segment that were evaluated collectively, decreased to 0.26% at June 30, 2014 from 0.29% at March 31, 2014. Total delinquencies decreased 4.8% to $57.7 million at June 30, 2014 from $60.6 million at March 31, 2014. While loans 90 or more days delinquent decreased 7.9% to $40.9 million at June 30, 2014 from $44.4 million at March 31, 2014, loans 30 to 89 days delinquent increased slightly by 3.8%, or $0.6 million. Net charge-offs for the quarter ended June 30, 2014 were less at $1.5 million as compared to $3.7 million during the quarter ended June 30, 2013. Aside from a small increase in the 30 to 89 day delinquent loans, the credit profile of this portfolio segment improved during the quarter due to the addition of high credit quality, residential first mortgage loans. As there continues to be a consistent improving trend in this portfolio, reductions in the allowance are warranted.

•
Residential Home Today – The total balance of this segment of the loan portfolio decreased 3.2% or $5.2 million as new originations have effectively stopped since the imposition of more restrictive lending requirements in 2009. The total allowance for loan losses for this segment increased slightly from the prior quarter. The portion of this loan segment’s allowance for loan losses that was determined by evaluating groups of loans collectively (i.e. those loans that were not individually evaluated), decreased by 5.9% to $10.1 million at June 30, 2014 from $10.7 million at March 31, 2014. Similarly, the ratio of this portion of the allowance to the total balance of loans in this loan segment that were evaluated collectively, decreased 0.3% to 11.5% at June 30, 2014 from 11.8% at March 31, 2014. Total delinquencies increased to $25.2 million at June 30, 2014 from $25.1 million at March 31, 2014. While delinquencies greater than 90 days decreased to $15.5 million from $16.2 million during the same period, loans 30 to 89 days delinquent increased by 10.2%, or $0.9 million. Net charge-offs were less at $0.8 million during the quarter ended June 30, 2014, as compared to $1.9 million during the quarter ended June 30, 2013. The allowance for this portfolio fluctuates based on not only the generally declining portfolio balance, but the credit profile trends in this portfolio. The overall slight increase in this portfolio's allowance this quarter is a result of increased delinquencies and partially offset by the declining portfolio balance.

•
Home Equity Loans and Lines of Credit - The total balance of this segment of the loan portfolio decreased 2.2% or $38.9 million to $1.73 billion at June 30, 2014 from $1.77 billion at March 31, 2014. The total allowance for loan losses for this segment increased 0.6% to $34.0 million from $33.8 million at March 31, 2014. The portion of this loan segment's allowance for loan losses that was determined by evaluating groups of loans collectively (i.e. those loans that were not individually evaluated) increased by $0.1 million, or 0.3%, to $33.3 million from $33.2 million during the quarter ended June 30, 2014. The ratio of this portion of the allowance to the total balance of loans in this loan segment that were evaluated collectively also increased to 1.97% at June 30, 2014 from 1.92% at March 31, 2014. Net charge-offs for this loan segment during the current quarter were less at $2.6 million as compared to $4.0 million for the quarter ended June 30, 2013. Total delinquencies for this portfolio segment decreased 16.0% to $18.8 million at June 30, 2014 as compared to $22.4 million at March 31, 2014. Delinquencies greater than 90 days decreased 17.4% to $10.8 million at June 30, 2014 from $13.1 million at March 31, 2014. While there was improvement in the credit metrics of this portfolio during the quarter, the allowance considers the potential payment increase as home equity lines of credit near the end of their draw periods, resulting in the allowance for this loan segment to slightly increase.

Loan losses on home equity loans and lines of credit continue to comprise a significant portion of our losses and are expected to continue to do so for the foreseeable future.
The following table sets forth activity in our allowance for loan losses segregated by geographic location for the periods indicated. Construction loans are secured by properties located in Ohio and the balances of other consumer loans are considered immaterial, therefore neither was segregated by geography.

	As of and For the Three Months Ended June 30,		As of and for the For the Nine Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Allowance balance (beginning of the period)	$83,391	$101,217	$92,537	$100,464
Charge-offs:
Real estate loans:
Residential non-Home Today
Ohio	1,028	2,702	6,636	8,849
Florida	1,015	1,557	6,558	5,299
Other	—	45	32	55
Total Residential non-Home Today	2,043	4,304	13,226	14,203
Residential Home Today
Ohio	1,057	2,204	6,338	9,337
Florida	123	128	163	368
Total Residential Home Today	1,180	2,332	6,501	9,705
Home equity loans and lines of credit
Ohio	1,019	1,073	3,845	3,299
Florida	2,201	3,996	6,447	11,443
California	275	405	1,020	2,355
New Jersey	295	141	661	306
Other	353	204	1,105	1,394
Total Home equity loans and lines of credit	4,143	5,819	13,078	18,797
Construction	151	68	192	121
Other consumer loans	—	—	—	—
Total charge-offs	7,517	12,523	32,997	42,826
Recoveries:
Real estate loans:
Residential non-Home Today	585	609	2,037	1,201
Residential Home Today	355	444	1,702	596
Home equity loans and lines of credit	1,497	1,774	4,018	4,026
Construction	191	3	205	63
Other consumer loans	—	—	—	—
Total recoveries	2,628	2,830	7,962	5,886
Net charge-offs	(4,889)	(9,693)	(25,035)	(36,940)
Provision for loan losses	4,000	5,000	15,000	33,000
Allowance balance (end of the period)	$82,502	$96,524	$82,502	$96,524
Ratios:
Net charge-offs (annualized) to average loans outstanding	0.19%	0.38%	0.32%	0.48%
Allowance for loan losses to non-accrual loans at end of the year	59.08%	60.73%	59.08%	60.73%
Allowance for loan losses to the total recorded investment in loans at end of the period	0.78%	0.96%	0.78%	0.96%

The net charge-offs of $25.0 million during the nine months ended June 30, 2014 decreased from $36.9 million during the nine months ended June 30, 2013, as credit quality continued to improve during the recent quarter. During the quarter ended December 31, 2013, a new practice of charging off the remaining balance of loans that remained delinquent for at least 1,500 days as a result of stalled foreclosure processes was implemented. Of the residential charge-offs during the nine months ended June 30, 2014, $5.3 million were attributable to full charge-offs of loans 1,500 days past due. During the quarter ended March 31, 2014, $1.3 million in recoveries were recorded representing the cumulative one-time payment received as a result of PMIC increasing the cash percentage of the partial claim payment plan as discussed in Note 4 to the Unaudited Interim Consolidated Financial Statements: LOANS AND ALLOWANCE FOR LOAN LOSSES. The remaining net charge-offs for the nine months ended June 30, 2014 were $21.0 million, a decrease of $15.9 million from the nine months ended June 30, 2013.
We continue to evaluate loans becoming delinquent for potential losses and record provisions for our estimate of those losses. We expect a moderate level of charge-offs to continue as the delinquent loans are resolved in the future and uncollected balances are charged against the allowance.
The following tables set forth the number and recorded investment in loan delinquencies by type, segregated by geographic location and severity of delinquency at the dates indicated. The majority of our construction loan portfolio is secured by properties located in Ohio and there were no delinquencies in the other consumer loan portfolio; therefore, neither was segregated by geography.

	Loans Delinquent for				Total
	30-89 Days		90 Days or More
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
June 30, 2014
Real estate loans:
Residential non-Home Today
Ohio	135	$14,053	260	$22,841	395	$36,894
Florida	16	2,431	167	17,535	183	19,966
Kentucky	2	331	3	495	5	826
Total Residential non-Home Today	153	16,815	430	40,871	583	57,686
Residential Home Today
Ohio	162	9,590	336	14,658	498	24,248
Florida	3	184	17	798	20	982
Total Residential Home Today	165	9,774	353	15,456	518	25,230
Home equity loans and lines of credit
Ohio	118	3,451	217	4,845	335	8,296
Florida	40	2,438	188	3,500	228	5,938
California	6	294	16	588	22	882
New Jersey	11	744	12	139	23	883
Other	18	1,039	45	1,748	63	2,787
Total Home equity loans and lines of credit	193	7,966	478	10,820	671	18,786
Construction	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—
Total	511	$34,555	1,261	$67,147	1,772	$101,702

	Loans Delinquent for				Total
	30-89 Days		90 Days or More
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
March 31, 2014
Real estate loans:
Residential non-Home Today
Ohio	119	$13,179	284	$24,842	403	$38,021
Florida	16	2,777	178	19,222	194	21,999
Other	3	245	1	327	4	572
Total Residential non-Home Today	138	16,201	463	44,391	601	60,592
Residential Home Today
Ohio	146	8,583	348	15,500	494	24,083
Florida	3	283	15	722	18	1,005
Total Residential Home Today	149	8,866	363	16,222	512	25,088
Home equity loans and lines of credit
Ohio	126	3,579	233	5,198	359	8,777
Florida	55	3,845	187	4,114	242	7,959
California	10	635	22	1,041	32	1,676
New Jersey	2	203	14	455	16	658
Other	20	982	49	2,299	69	3,281
Total Home equity loans and lines of credit	213	9,244	505	13,107	718	22,351
Construction	—	—	3	151	3	151
Other consumer loans	—	—	—	—	—	—
Total	500	$34,311	1,334	$73,871	1,834	$108,182

	Loans Delinquent for				Total
	30-89 Days		90 Days or More
	Number	Amount	Number	Amount	Number	Amount
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
	(Dollars in thousands)
June 30, 2013
Real estate loans:
Residential non-Home Today
Ohio	143	$14,872	367	$34,930	510	$49,802
Florida	20	3,019	226	27,703	246	30,722
Kentucky	1	164	3	583	4	747
Total Residential non-Home Today	164	18,055	596	63,216	760	81,271
Residential Home Today
Ohio	176	11,937	410	19,538	586	31,475
Florida	7	430	17	684	24	1,114
Total Residential Home Today	183	12,367	427	20,222	610	32,589
Home equity loans and lines of credit
Ohio	138	4,262	157	4,807	295	9,069
Florida	45	2,093	87	4,815	132	6,908
California	7	809	17	1,314	24	2,123
New Jersey	4	288	7	461	11	749
Other	40	1,398	165	1,710	205	3,108
Total Home equity loans and lines of credit	234	8,850	433	13,107	667	21,957
Construction	2	143	3	198	5	341
Other consumer loans	—	—	—	—	—	—
Total	583	$39,415	1,459	$96,743	2,042	$136,158

Loans delinquent 90 days or more decreased 11 basis points to 0.6% of total net loans at June 30, 2014 from 0.7% at March 31, 2014, and decreased 40 basis points from 1.0% at June 30, 2013. Loans delinquent 30 to 89 days remained constant at 0.3% of total net loans at June 30, 2014 from March 31, 2014 and decreased 10 basis points from 0.4% at June 30, 2013. During the last several years, the inability of borrowers to repay their loans has been primarily a result of high unemployment and uncertain economic prospects in our primary lending markets. Although regional employment levels have improved, the breadth and sustainability of the economic recovery has slowed and, accordingly, some borrowers who are current on their loans at June 30, 2014 may experience payment problems in the future. The excess number of housing units available for sale in certain segments of the market today also may limit a borrower’s ability to sell a home he or she can no longer afford. In many Florida areas, although housing values have recovered to a certain extent over the past year, values remain depressed from the state’s market peak which may limit a borrower’s ability to sell a home at a price that equals or exceeds the balance of the outstanding mortgage indebtedness.

The following table sets forth the recorded investments and categories of our non-performing assets and troubled debt restructurings at the dates indicated.

	June 30, 2014	March 31, 2014	September 30, 2013	June 30, 2013
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
Residential non-Home Today	$80,369	$80,915	$91,048	$94,252
Residential Home Today	31,007	31,469	34,813	34,923
Home equity loans and lines of credit	28,267	30,162	29,943	29,559
Construction	—	151	41	198
Other consumer loans	—	—	—	—
Total non-accrual loans (1)(2)	139,643	142,697	155,845	158,932
Real estate owned	20,593	19,912	22,666	20,354
Other non-performing assets	—	—	—	—
Total non-performing assets	$160,236	$162,609	$178,511	$179,286
Ratios:
Total non-accrual loans to total loans	1.32%	1.37%	1.53%	1.56%
Total non-accrual loans to total assets	1.19%	1.24%	1.38%	1.41%
Total non-performing assets to total assets	1.37%	1.41%	1.58%	1.61%
Troubled debt restructurings: (not included in non-accrual loans above)
Real estate loans:
Residential non-Home Today	$59,252	$58,842	$63,045	$64,670
Residential Home Today	40,696	42,066	46,435	49,782
Home equity loans and lines of credit	7,476	7,303	7,092	6,452
Construction	—	—	259	322
Other consumer loans	—	—	—	—
Total	$107,424	$108,211	$116,831	$121,226
_________________

(1)
Totals at June 30, 2014, March 31, 2014, September 30, 2013 and June 30, 2013, include $56.1 million, $54.9 million, $54.3 million and $47.9 million, respectively, in troubled debt restructurings, which are less than 90 days past due but included with nonaccrual loans for a minimum period of six months from the restructuring date due to their non-accrual status prior to restructuring, because they have been partially charged off, or because all borrowers have been discharged of their obligation through a Chapter 7 bankruptcy.

(2)
Includes $22.4 million, $26.6 million, $30.6 million and $33.5 million in troubled debt restructurings that are 90 days or more past due at June 30, 2014, March 31, 2014, September 30, 2013 and June 30, 2013, respectively.

The gross interest income that would have been recorded during the nine months ended June 30, 2014 on non-accrual loans if they had been accruing during the entire period and troubled debt restructurings if they had been current and performing in accordance with their original terms during the entire period was $10.2 million. The interest income recognized on those loans included in net income for the nine months ended June 30, 2014 was $5.1 million.
At June 30, 2014, March 31, 2014, September 30, 2013 and June 30, 2013, the recorded investment of impaired loans includes accruing troubled debt restructurings and loans that are returned to accrual status when contractual payments are less than 90 days past due. These loans continue to be individually evaluated for impairment until at a minimum, contractual payments are less than 30 days past due. Also, the recorded investment of non-accrual loans includes loans that are not included in the recorded investment of impaired loans because they are included in loans collectively evaluated for impairment.

The table below sets forth the recorded investments and categories between non-accrual loans and impaired loans at the dates indicated.

	June 30, 2014	March 31, 2014	September 30, 2013	June 30, 2013
	(Dollars in thousands)
Non-Accrual Loans	$139,643	$142,697	$155,845	$158,932
Accruing TDRs	107,424	108,211	116,831	121,226
Performing Impaired	5,777	7,184	7,761	7,557
Collectively Evaluated	(14,161)	(13,314)	(17,396)	(17,828)
Total Impaired loans	$238,683	$244,778	$263,041	$269,887
In response to the economic challenges facing many borrowers, the Association continues to modify loans, resulting in $185.9 million of total troubled debt restructurings (accrual and non-accrual) recorded at June 30, 2014. There was a $15.8 million decrease in the recorded investment of troubled debt restructured loans from September 30, 2013 and a $16.7 million decrease in the aggregate balance from June 30, 2013.
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

The following table sets forth the recorded investment in accrual and non-accrual troubled debt restructured loans, by the types of concessions granted, as of June 30, 2014.

	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Modifications	Bankruptcy	Total
	(In thousands)
Accrual
Residential non-Home Today	$13,862	$952	$8,942	$16,169	$11,111	$8,216	$59,252
Residential Home Today	7,930	—	4,852	13,221	13,742	951	40,696
Home equity loans and lines of credit	76	1,301	568	862	368	4,301	7,476
Construction	—	—	—	—	—	—	—
Total	$21,868	$2,253	$14,362	$30,252	$25,221	$13,468	$107,424
Non-Accrual, Performing
Residential non-Home Today	$1,422	$281	$564	$3,546	$7,741	$19,611	$33,165
Residential Home Today	2,174	20	1,214	1,135	4,255	3,374	12,172
Home equity loans and lines of credit	—	149	94	388	273	9,907	10,811
Construction	—	—	—	—	—	—	—
Total	$3,596	$450	$1,872	$5,069	$12,269	$32,892	$56,148
Non-Accrual, Non-Performing
Residential non-Home Today	$1,559	$310	$991	$1,775	$1,303	$5,896	$11,834
Residential Home Today	2,665	67	1,410	1,691	2,269	550	8,652
Home equity loans and lines of credit	—	—	—	—	201	1,673	1,874
Construction	—	—	—	—	—	—	—
Total	$4,224	$377	$2,401	$3,466	$3,773	$8,119	$22,360
Troubled Debt Restructurings
Residential non-Home Today	$16,843	$1,543	$10,497	$21,490	$20,155	$33,723	$104,251
Residential Home Today	12,769	87	7,476	16,047	20,266	4,875	61,520
Home equity loans and lines of credit	76	1,450	662	1,250	842	15,881	20,161
Construction	—	—	—	—	—	—	—
Total	$29,688	$3,080	$18,635	$38,787	$41,263	$54,479	$185,932
Troubled debt restructurings in accrual status are loans accruing interest and performing according to the terms of the restructuring. To be performing, a loan must be less than 90 days past due as of the report date. Non-accrual, performing status indicates that a loan was not accruing interest at the time of modification, continues to not accrue interest and is performing according to the terms of the restructuring, but has not been current for at least six consecutive months since its modification, has a partial charge-off, or is being classified as non-accrual per the OCC guidance on loans in Chapter 7 bankruptcy status, where all borrowers have filed and have not reaffirmed or been dismissed. Non-accrual, non-performing status includes loans that are not accruing interest because they are greater than 90 days past due and therefore not performing according to the terms of the restructuring.

On June 30, 2014 the unpaid principal balance of our home equity loans and lines of credit portfolio consisted of $161.2 million in home equity loans (which included $133.3 million of home equity lines of credit which are in the amortization period and no longer eligible to be drawn upon), $1.4 million in bridge loans and $1.56 billion in home equity lines of credit. The following table sets forth credit exposure, principal balance, percent delinquent 90 days or more, the mean CLTV percent at the time of origination and the current mean CLTV percent of our home equity loans, home equity lines of credit and bridge loan portfolio as of June 30, 2014. Home equity lines of credit in the draw period are reported according to geographic distribution.

	Credit Exposure	Principal Balance	Percent Delinquent 90 days or More	Mean CLTV Percent at Origination (2)	Current Mean CLTV Percent (3)
	(Dollars in thousands)
Home equity lines of credit in draw period (by state)
Ohio	$1,229,196	$583,408	0.29%	59%	62%
Florida	652,459	468,524	0.61%	62%	77%
California	286,692	204,533	0.21%	67%	68%
New Jersey	127,802	79,620	0.17%	59%	66%
Other (1)	374,899	220,921	0.21%	64%	68%
Total home equity lines of credit in draw period	2,671,048	1,557,006	0.36%	61%	67%
Home equity lines in repayment, home equity loans and bridge loans	162,624	162,624	3.25%	67%	52%
Total	$2,833,672	$1,719,630	0.63%	62%	65%
_________________

(1)	No individual state has a credit exposure or drawn balance greater than 5% of the total.

(2)	Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.

(3)
Current Mean CLTV is based on best available first mortgage and property values as of June 30, 2014. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.

At June 30, 2014, 42.7% of our home equity lending portfolio was either in first lien position (25.3%), in a subordinate (second) lien position behind a first lien that we held (7.8%) or behind a first lien that was held by a loan that we serviced for others (9.6%). In addition, at June 30, 2014, 19.5% of our home equity line of credit portfolio in the draw period was making only the required minimum payment on their outstanding line balance.

The following table sets forth credit exposure, principal balance, percent delinquent 90 days or more, the mean CLTV percent at the time of origination and the current mean CLTV percent of our home equity loans, home equity lines of credit and bridge loan portfolio as of June 30, 2014. Home equity lines of credit in the draw period are stratified by the calendar year originated:

	Credit Exposure	Principal Balance	Percent Delinquent 90 days or More	Mean CLTV Percent at Origination (1)	Current Mean CLTV Percent (2)
	(Dollars in thousands)
Home equity lines of credit in draw period
2004 and prior	$609,723	$322,606	0.48%	56%	59%
2005	98,804	59,371	0.70%	67%	71%
2006	239,475	154,464	0.43%	65%	77%
2007	373,246	261,659	0.51%	67%	79%
2008	787,186	505,357	0.30%	63%	68%
2009	321,254	158,329	0.06%	55%	60%
2010	27,567	12,193	—%	57%	56%
2011 (3)	232	145	—%	39%	60%
2012	28,234	12,706	—%	51%	49%
2013	84,285	37,079	—%	59%	57%
2014	101,042	33,097	—%	60%	60%
Total home equity lines of credit in draw period	2,671,048	1,557,006	0.36%	61%	67%
Home equity lines in repayment, home equity loans and bridge loans	162,624	162,624	3.25%	67%	52%
Total	$2,833,672	$1,719,630	0.63%	62%	65%
_________________

(1)	Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.

(2)
Current Mean CLTV is based on best available first mortgage and property values as of June 30, 2014. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.

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

The following table sets forth the breakdown of current mean CLTV percentages for our home equity lines of credit in the draw period as of June 30, 2014.

	Credit Exposure	Principal Balance	Percent of Total	Percent Delinquent 90 days or More	Mean CLTV Percent at Origination (2)	Current Mean CLTV Percent (3)
	(Dollars in thousands)
Home equity lines of credit in draw period (by current mean CLTV)
< 80%	$1,819,173	$932,436	59.9%	0.37%	55%	54%
80 - 89.9%	348,998	228,965	14.7%	0.34%	77%	85%
90 - 100%	198,137	150,763	9.7%	0.14%	80%	95%
> 100%	243,518	221,882	14.2%	0.44%	80%	120%
Unknown	61,222	22,960	1.5%	0.66%	32%	(1)
	$2,671,048	$1,557,006	100.0%	0.36%	61%	67%
_________________

(1)	Market data necessary for stratification is not readily available.

(2)	Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.

(3)
Current Mean CLTV is based on best available first mortgage and property values as of June 30, 2014. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.

Mortgage Servicing Rights. Mortgage servicing rights represent the present value of the estimated future net servicing fees expected to be received pursuant to the right to service loans that are in our loan servicing portfolio but are owned by others. Mortgage servicing rights are recognized as assets for both purchased rights and for the allocated value of retained servicing rights on loans sold. The most critical accounting policy associated with mortgage servicing is the methodology used to determine the fair value of capitalized mortgage servicing rights. A number of estimates affect the capitalized value and include: (1) the mortgage loan prepayment speed assumption; (2) the estimated prospective cost expected to be incurred in connection with servicing the mortgage loans; and (3) the discount factor used to compute the present value of the mortgage servicing right. The mortgage loan prepayment speed assumption is significantly affected by interest rates. In general, during periods of falling interest rates, mortgage loans prepay faster and the value of our mortgage servicing rights decreases. Conversely, during periods of rising interest rates, the value of mortgage servicing rights generally increases due to slower rates of prepayments. The estimated prospective cost expected to be incurred in connection with servicing the mortgage loans is deducted from the retained servicing fee (gross mortgage loan interest rate less amounts remitted to third parties – investor pass-through rate, guarantee fee, mortgage insurance fee, etc.) to determine the net servicing fee for purposes of capitalization computations. To the extent that prospective actual costs incurred to service the mortgage loans differ from the estimate, our future results will be adversely (or favorably) impacted. The discount factor selected to compute the present value of the servicing right reflects expected marketplace yield requirements.

The amount and timing of mortgage servicing rights amortization is adjusted monthly based on actual results. In addition, on a quarterly basis, we perform a valuation review of mortgage servicing rights for potential decreases in value. This quarterly valuation review entails applying current assumptions to the portfolio classified by interest rates and, secondarily, by prepayment characteristics. At June 30, 2014, the capitalized value of our right to service $2.63 billion of loans for others was $12.3 million, or 0.47% of the serviced loan portfolio, and was based on an estimated weighted-average life of 5.2 years. Activity in the balance of mortgage servicing rights is summarized as follows:

	Three Months Ended
	June 30, 2014			June 30, 2013
	Mortgage Servicing Rights	Valuation Allowance	Net	Mortgage Servicing Rights	Valuation Allowance	Net
	(Dollars in thousands)
Balance - beginning of period	$12,845	$—	$12,845	$16,390	$—	$16,390
Additions from loan securitizations/sales	83		83	447		447
Amortization	(674)		(674)	(1,565)		(1,565)
Net change in valuation allowance		—	—		—	—
Balance - end of period	$12,254	—	$12,254	$15,272	—	$15,272
Fair value of capitalized amounts			$28,114			$19,246

	Nine Months Ended
	June 30, 2014			June 30, 2013
	Mortgage Servicing Rights	Valuation Allowance	Net	Mortgage Servicing Rights	Valuation Allowance	Net
	(Dollars in thousands)
Balance - beginning of period	$14,074	$—	$14,074	$19,613	$—	$19,613
Additions from loan securitizations/sales	296		296	1,006		1,006
Amortization	(2,116)		(2,116)	(5,347)		(5,347)
Net change in valuation allowance		—	—		—	—
Balance - end of period	$12,254	$—	$12,254	$15,272	$—	$15,272
Fair value of capitalized amounts			$28,114			$19,246

At June 30, 2014, substantially all of the approximately 27,900 loans serviced for Fannie Mae and others were performing in accordance with their contractual terms and management believes that it had no material repurchase obligations associated with these loans at that date. The following tables summarize our repurchases and loss reimbursements to investors, charges related to default servicing non-compliance and compensatory fees incurred during the indicated periods. All transactions were related to loans serviced for Fannie Mae. There were no material repurchase or loss reimbursement requests outstanding at June 30, 2014. An accrual has been established for probable losses, which as of June 30, 2014 has a balance of $1.1 million. On November 7, 2013, the Association entered into a resolution agreement with Fannie Mae pursuant to which, on November 14, 2013, the Association remitted $3.1 million to Fannie Mae. The remittance amount included $0.4 million related to outstanding mortgage insurance claim payments on 42 loans. Under the terms of the resolution agreement, Fannie Mae withdrew all outstanding repurchase and make-whole demands and generally waived its right to enforce future repurchase obligations with respect to all mortgage loans (approximately 23,400 active loans or loans with a remaining balance) that were originated by the Association between January 1, 2000 and December 31, 2008 and delivered to Fannie Mae prior to January 1, 2009. The Association believes that by entering into this resolution agreement, a potentially large uncertainty with respect to future performance has been substantially reduced. Completion of the resolution agreement had no impact on earnings as the payment was fully funded by previously established accruals.

	Three Months Ended
	June 30, 2014			June 30, 2013
	Number of Loans	Balance	Losses or Charges Incurred	Number of Loans	Balance	Losses or Charges Incurred
	(Dollars in thousands)
Repurchased loans:
Non-recourse, non-performing loans (1)	—	$—	$—	5	$999	$11
Non-recourse, performing loans (2)	—	—	—	—	—	—
Post-disposition file reviews (3)	—	—	—	3	—	198
Compensatory fees related to default servicing (4)	—	—	57	—	—	175
	—	$—	$57	8	$999	$384

	Nine Months Ended
	June 30, 2014			June 30, 2013
	Number of Loans	Balance	Losses or Charges Incurred	Number of Loans	Balance	Losses or Charges Incurred
	(Dollars in thousands)
Repurchased loans:
Non-recourse, non-performing loans (1)	—	$—	$—	6	$1,137	$18
Non-recourse, performing loans (2)	—	—	—	5	780	—
Post-disposition file reviews (3)	1	—	51	16	—	1,165
Compensatory fees related to default servicing (4)	—	—	152	—	—	385
	1	$—	$203	27	$1,917	$1,568
_________________

(1)	Repurchases of non-recourse, non-performing loans were generally attributable to underwriting (primarily debt-to-income ratio) non-compliance.

(2)	Repurchases of non-recourse, performing loans were the result of post-sales file reviews that identified underwriting (primarily debt-to-income ratio) non-compliance.

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

Income Taxes. We consider accounting for income taxes a critical accounting policy due to the subjective nature of certain estimates that are involved in the calculation. We use the asset/liability method of accounting for income taxes in which deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. We must assess the realization of the deferred tax asset and, to the extent that we believe that recovery is not likely, a valuation allowance is established. Adjustments to increase or decrease existing valuation allowances, if any, are charged or credited, respectively, to income tax expense. At June 30, 2014, no valuation allowances were outstanding and even though we have determined a valuation allowance is not required for deferred tax assets at June 30, 2014, there is no guarantee that those assets will be recognizable in the future.
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

Comparison of Financial Condition at June 30, 2014 and September 30, 2013
Total assets increased $446.7 million, or 4%, to $11.72 billion at June 30, 2014 from $11.27 billion at September 30, 2013. This increase was primarily the result of increases in the balances of our loans held for investment portfolio and investment securities partially offset by a decrease in the balance of cash and cash equivalents.
Cash and cash equivalents decreased $30.5 million, or 11%, to $255.5 million at June 30, 2014 from $286.0 million at September 30, 2013, as our most liquid assets have been reinvested into investment securities and loans.
Investment securities increased $46.9 million, or 10%, to $524.3 million at June 30, 2014 from $477.4 million at September 30, 2013 as the Company redirected funds from low yielding cash and cash equivalents to the comparatively higher yields provided by investment securities. Purchases of $135.8 million exceeded $89.3 million in principal paydowns and $2.7 million of net acquisition premium amortization that occurred in the mortgage-backed securities portfolio during the nine months ended June 30, 2014. There were no sales of investment securities during the nine months ended June 30, 2014.
Mortgage loans held for sale increased $1.1 million, or 26%, to $5.3 million at June 30, 2014 from $4.2 million at September 30, 2013. During the nine months ended June 30, 2014, loan sales of $57.6 million were completed, consisting of $35.5 million of conforming 15- and 30-year, fixed-rate loans delivered to Fannie Mae subsequent to our November 2013 reinstatement as an approved seller and $22.1 million of conforming 15- and 30-year, fixed-rate loans that qualified under Fannie Mae's Home Affordable Refinance Program ("HARP II"). All loans held for sale were HARP II qualified loans.
Loans held for investment, net, increased $425.2 million, or 4%, to $10.51 billion at June 30, 2014 from $10.08 billion at September 30, 2013. Supported by consistent loan growth, residential mortgage loans increased $543.9 million, or 7%, to $8.84 billion at June 30, 2014. The increase in residential mortgage loans reflected the negative impact of $16.0 million in net charge-offs during the nine months ended June 30, 2014. The total allowance for loan losses decreased $10.0 million, or 11%, to $82.5 million at June 30, 2014 from $92.5 million at September 30, 2013, primarily reflecting our improved credit metrics, including reduced net charge-offs and lower loan delinquencies. During the nine months ended June 30, 2014, $597.1 million of three- and five-year “SmartRate” loans were originated while $973.9 million of 10-, 15-, and 30-year fixed-rate first mortgage loans were originated. These fixed-rate originations were partially offset by paydowns and fixed-rate loan sales. Between September 30, 2013 and June 30, 2014 the total fixed-rate portion of our first mortgage loan portfolio increased $361.3 million and was comprised of an increase of $537.7 million in the balance of fixed-rate loans with original terms of 10 years or less, and a decrease of $176.4 million in the balance of fixed-rate loans with original terms greater than 10 years. Historically, the preponderance of our new loan originations was comprised of fixed-rate loans which were frequently offset by fixed-rate loan sales. During the nine months ended June 30, 2014, we completed $57.6 million in loan sales to Fannie Mae, which included $22.1 million of agency-compliant HARP II loans and $35.5 million of long-term, fixed-rate, agency-compliant, non-HARP II first mortgage loans. The relatively low volume of long-term, fixed-rate first mortgage loan sales since June 30, 2010 reflected the impact of changes imposed by Fannie Mae, the Association’s primary loan investor, related to requirements for loans that it accepts, as well as the strategy of originating adjustable-rate loans to be held for investment on our balance sheet. The sale of non-HARP II loans in the current fiscal year is the result of our recent implementation of certain loan origination changes required by Fannie Mae, and which resulted in our November 15, 2013 reinstatement as an approved seller to Fannie Mae. Refer to the Controlling Our Interest Rate Risk Exposure section of the Overview for additional discussion regarding loan sales to Fannie Mae and our management of interest rate risk.
Partially offsetting the increase in residential mortgage loans was a $138.8 million decrease in home equity loans and lines of credit during the current period. Between June 28, 2010 and March 20, 2012, we suspended the acceptance of new home equity loan and line of credit applications with the exception of bridge loans. Beginning in March, 2012, we offered redesigned home equity lines of credit to qualifying existing home equity customers, subject to certain property and credit performance conditions. At June 30, 2014, the recorded investment related to home equity lines of credit originated subsequent to March 20, 2012, totaled $84.9 million. At June 30, 2014, pending commitments to extend new home equity lines of credit to our existing customers totaled $36.1 million. Refer to the Controlling Our Interest Rate Risk Exposure section of the Overview for additional information.
Deposits increased $238.7 million, or 3%, to $8.70 billion at June 30, 2014 from $8.46 billion at September 30, 2013. The increase in deposits resulted from a $363.4 million increase in our CDs, partially offset by a $111.9 million decrease in our high-yield savings accounts (a subcategory of our savings accounts) and a $11.5 million decrease in our high-yield checking accounts (a subcategory of our negotiable order of withdrawal accounts). The change in CDs is attributed to a $51.7 million net increase in our traditional CDs combined with a $311.4 million increase (net of premium) in brokered CDs acquired in the current nine months. We believe that our high-yield savings accounts as well as our high-yield checking accounts provide a stable source of funds. In addition, our high-yield savings accounts are expected to reprice in a manner similar to our home equity lending products, and, therefore, assist us in managing interest rate risk. The balance of brokered CDs at June 30, 2014 was $327.0 million.
Borrowed funds, all from the FHLB of Cincinnati, increased $272.3 million or 37%, to $1.02 billion at June 30, 2014 from $745.1 million at September 30, 2013. The increase reflects an additional $340.0 million of mainly four- to five- year term advances and a $19.0 million decrease in lower cost, short-term borrowings, offset by principal repayments on maturing term advances. The increase in advances, as well as CDs, were used to fund loan growth and the purchase of investment securities. To facilitate the increase in FHLB borrowings, an additional $4.8 million of FHLB stock was purchased during the nine months ended June 30, 2014.
Principal, interest and related escrow on loans serviced decreased $34.6 million, or 46%, to $41.1 million at June 30, 2014 from $75.7 million at September 30, 2013. Principal and interest collected decreased $17.3 million combined with a $17.4 million decrease in retained tax payments collected from borrowers during the current period. Principal and interest will fluctuate based on normal curtailments and paydowns which are influenced by the relative level of market interest rates and retained tax payments will fluctuate based on the timing of semi-annual remittances to the taxing authorities. Additionally, the balance is generally reflective of the balance of the portfolio of loans serviced for others which decreased from $2.97 billion at September 30, 2013 to $2.63 billion at June 30, 2014.
Total shareholders’ equity decreased $6.6 million, or less than 1%, to $1.86 billion at June 30, 2014 from $1.87 billion at September 30, 2013. This decrease primarily reflected $50.0 million of net income reduced by $68.3 million of repurchases of outstanding common stock and was further impacted by adjustments related to awards under the stock-based compensation plan and the allocation of shares held by the ESOP. Pursuant to the non-objection of the Federal Reserve, the Company's fourth stock repurchase program was completed during the quarter ended December 31, 2013. On April 4, 2014, the Company announced its fifth stock repurchase program and subsequently began repurchasing common stock. Refer to Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for additional details regarding the repurchase of shares of common stock.

Comparison of Operating Results for the Three Months Ended June 30, 2014 and 2013
Average balances and yields. The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effects thereof were not material. Average balances are derived from daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense.

	Three Months Ended			Three Months Ended
	June 30, 2014			June 30, 2013
	Average Balance	Interest Income/ Expense	Yield/ Cost (1)	Average Balance	Interest Income/ Expense	Yield/ Cost (1)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash equivalents	$232,264	$161	0.28%	$259,913	$172	0.26%
Investment securities	2,452	6	0.98%	9,060	9	0.40%
Mortgage-backed securities	488,856	2,319	1.90%	446,513	1,251	1.12%
Loans (1)	10,504,196	90,884	3.46%	10,084,908	92,399	3.66%
Federal Home Loan Bank stock	40,411	386	3.82%	35,620	373	4.19%
Total interest-earning assets	11,268,179	93,756	3.33%	10,836,014	94,204	3.48%
Noninterest-earning assets	321,857			279,866
Total assets	$11,590,036			$11,115,880
Interest-bearing liabilities:
NOW accounts	$1,030,521	364	0.14%	$1,038,740	487	0.19%
Savings accounts	1,741,477	825	0.19%	1,808,667	1,249	0.28%
Certificates of deposit	5,757,457	22,021	1.53%	5,844,989	25,313	1.73%
Borrowed funds	980,163	2,674	1.09%	338,110	1,027	1.21%
Total interest-bearing liabilities	9,509,618	25,884	1.09%	9,030,506	28,076	1.24%
Noninterest-bearing liabilities	201,738			240,376
Total liabilities	9,711,356			9,270,882
Shareholders’ equity	1,878,680			1,844,998
Total liabilities and shareholders’ equity	$11,590,036			$11,115,880
Net interest income		$67,872			$66,128
Interest rate spread (2)(3)			2.24%			2.24%
Net interest-earning assets (4)	$1,758,561			$1,805,508
Net interest margin (2)(5)		2.41%			2.44%
Average interest-earning assets to average interest-bearing liabilities	118.49%			119.99%
Selected performance ratios:
Return on average assets (2)		0.61%			0.58%
Return on average equity (2)		3.75%			3.52%
Average equity to average assets		16.21%			16.60%
_________________

(1)	Loans include both mortgage loans held for sale and loans held for investment.

(2)	Annualized.

(3)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by total interest-earning assets.

General. Net income increased $1.4 million to $17.6 million for the quarter ended June 30, 2014 from $16.2 million for the quarter ended June 30, 2013. The increase in net income was attributable primarily to higher net interest income and a lower provision for loan losses. Lower general and administrative expenses were substantially offset by lower gain on sale of loans.
Interest Income. Interest income decreased $0.4 million, or less than 1% to $93.8 million during the current quarter compared to $94.2 million during the same quarter in the prior year. The decrease in interest income resulted primarily from a decrease in interest income from loans, partially offset by an increase in interest income from mortgage-backed securities.
Interest income on mortgage-backed securities increased $1.0 million, or 77%, to $2.3 million for the current quarter compared to $1.3 million during the same quarter in the prior year. This change was attributed to a 78 basis point increase in the average yield on mortgage-backed securities to 1.90% for the current quarter from 1.12% for the same quarter last year, as the increase in market interest rates during the year provided higher yields on newly purchased securities and extended the expected durations for the securities held in portfolio, most of which had been purchased at a premium, which in turn, increased our expected yields as the purchase premiums will be amortized over a longer period of time. The increase in yield was combined with a $42.4 million, or 9%, increase in the average balance to $488.9 million of mortgage-backed securities for the quarter ended June 30, 2014 compared to $446.5 million during the same quarter last year.
Interest income on loans decreased $1.5 million, or 2%, to $90.9 million compared to $92.4 million during the same quarter in the prior year. This change was attributed to a 20 basis point decrease in the average yield on loans to 3.46% for the current quarter from 3.66% for the same quarter last year as historically low interest rates have kept the level of refinance activity relatively high resulting in new originations at lower rates compared to the rest of our portfolio. Additionally, our “SmartRate” adjustable-rate first mortgage loan originations and our 10-year fixed-rate mortgage loan originations for the quarter ended June 30, 2014, were originated at interest rates below rates offered on our longer-term, fixed-rate products and contributed to the lower average yield. Partially offsetting the decrease in yield was a $419.3 million, or a 4%, increase in the average balance of loans to $10.50 billion for the quarter ended June 30, 2014 compared to $10.08 billion during the same quarter last year as new loan production exceeded repayments and loan sales.
Interest Expense. Interest expense decreased $2.2 million, or 8%, to $25.9 million during the current quarter compared to $28.1 million during the quarter ended June 30, 2013. The decrease resulted primarily from a decrease in interest expense on CDs combined with modest decreases in interest expense on NOW accounts and savings accounts partially offset by an increase in interest expense on borrowed funds.
Interest expense on CDs decreased $3.3 million, or 13%, to $22.0 million during the current quarter compared to $25.3 million during the quarter ended June 30, 2013. The change was mainly attributable to a 20 basis point decrease in the average rate we paid on CDs to 1.53% for the current quarter from 1.73% for the same quarter last year combined with a $87.5 million, or 1%, decrease in the average balance of CDs to $5.76 billion during the current quarter from an average balance of $5.84 billion during the same quarter of the prior year. Rates were adjusted on deposits in response to changes in general market rates as well as to changes in the rates paid by our competition on short-term CDs. Additionally, to optimally manage our funding costs during the current quarter, many maturing, higher rate CDs were replaced with lower rate borrowed funds.
Interest expense on borrowed funds increased $1.7 million, to $2.7 million during the current quarter compared to $1.0 million during the quarter ended June 30, 2013. The change was mainly attributable to an increase in the average balance of borrowed funds to $980.2 million during the current quarter from an average balance of $338.1 million during the same quarter of the prior year, and was partially offset by a 12 basis point decrease in the average rate we paid on borrowed funds to 1.09% for the current quarter from 1.21% for the same quarter last year. The increase in the average balance of borrowed funds during the current quarter was used to fund mortgage loan originations and the purchase of investment securities.
Net Interest Income. Net interest income increased $1.8 million, or 3%, to $67.9 million during the current quarter from $66.1 million during the quarter ended June 30, 2013, as our average interest earning assets during the current quarter increased $432.2 million or 4% when compared to the quarter ended June 30, 2013. Our interest rate spread for the quarters ended June 30, 2014 and June 30, 2013 was 2.24%. Our net interest margin decreased three basis points to 2.41% in the current quarter compared to 2.44% the same three months last year. Our average net interest-earning assets decreased $46.9 million, to $1.76 billion during the current quarter compared to the quarter ended June 30, 2013.
Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level we consider adequate to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. In determining the level of the allowance for loan losses, we consider past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of non-performing and other classified loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or conditions change. We assess the allowance for loan losses on a quarterly basis and make provisions for loan losses in order to maintain the adequacy of the allowance as described in the next paragraph. Recently, improving regional employment levels, stabilization in residential real estate values, recovering capital and credit markets, and upturns in consumer confidence have resulted in better credit metrics for us. Nevertheless, the depth of the decline in housing values that accompanied the 2008 financial crisis still presents significant challenges for many of our borrowers who may attempt to sell their homes or refinance their loans as a means to self-cure a delinquency.
Based on our evaluation of the above factors, we recorded a provision for loan losses of $4.0 million during the quarter ended June 30, 2014 and a provision of $5.0 million during the quarter ended June 30, 2013. The provision recorded in the current quarter reflected reduced levels of loan delinquencies but was tempered by our awareness of the relative values of residential properties in comparison to their cyclical peaks as well as the uncertainty that persists in the current economic environment, which continues to challenge many of our loan customers. As delinquencies in the portfolio have been resolved through pay-off, short sale or foreclosure, or management determines the collateral is not sufficient to satisfy the loan, uncollected balances have been charged against the allowance for loan losses previously provided. The decreased level of charge-offs during the current quarter occurred throughout our entire loan portfolio. The net charge-offs of $4.9 million exceeded the loan loss provision of $4.0 million recorded for the current quarter. The loan loss provision of $5.0 million recorded for the quarter ended June 30, 2013 was also exceeded by net charge-offs of $9.7 million. The loan loss provisions were recorded with the objective of aligning our overall allowance for loan losses with our current estimates of loss in the portfolio. The allowance for loan losses was $82.5 million, or 0.78% of total recorded investment in loans receivable, at June 30, 2014, compared to $96.5 million or 0.96% of total recorded investment in loans receivable at June 30, 2013.
In comparison to the balance at March 31, 2014, the total recorded investment in non-accrual loans decreased $3.1 million during the quarter ended June 30, 2014. Since June 30, 2013, the total recorded investment in non-accrual loans decreased $19.3 million. The recorded investment in non-accrual loans in our residential, non-Home Today portfolio decreased $0.5 million, or 1% during the current quarter, to $80.4 million at June 30, 2014, and decreased $13.9 million, or 15% since June 30, 2013. At June 30, 2014, the recorded investment in our non-Home Today portfolio was $8.67 billion, compared to $8.48 billion at March 31, 2014 and $7.90 billion at June 30, 2013. During the current quarter, non-Home Today net charge-offs were $1.5 million, as compared to net charge-offs of $2.7 million during the quarter ended March 31, 2014 and $3.7 million during the quarter ended June 30, 2013.
The recorded investment in non-accrual loans in our residential, Home Today portfolio decreased $0.5 million, or 1% during the current quarter, to $31.0 million at June 30, 2014, and decreased $3.9 million, or 11% since June 30, 2013. At June 30, 2014, the recorded investment in our Home Today portfolio was $157.4 million, compared to $162.7 million at March 31, 2014 and $183.5 million at June 30, 2013. During the current quarter, Home Today net charge-offs were $0.8 million as compared to net charge-offs of $1.1 million during the quarter ended March 31, 2014 and $1.9 million during the quarter ended June 30, 2013.
The recorded investment in non-accrual home equity loans and lines of credit decreased $1.9 million, or 6%, during the current quarter, to $28.3 million at June 30, 2014, and decreased $1.3 million, or 4% since June 30, 2013. The recorded investment in our home equity loans and lines of credit portfolio at June 30, 2014, was $1.73 billion, compared to $1.77 billion at March 31, 2014 and $1.93 billion at June 30, 2013. During the current quarter, home equity loans and lines of credit net charge-offs were $2.6 million, as compared to net charge-offs of $3.1 million during the quarter ended March 31, 2014 and $4.0 million during the quarter ended June 30, 2013. We believe that non-performing home equity loans and lines of credit are, on a relative basis, of greater concern than non-Home Today loans as these home equity loans and lines of credits generally hold subordinated positions and accordingly, represent a higher level of risk. The non-performing balances of home equity loans and lines of credit were $28.3 million or 2% of the home equity loans and lines of credit portfolio at June 30, 2014 compared to $30.2 million, or 2% at March 31, 2014 and $29.6 million, or 2% at June 30, 2013.
Non-Interest Income. Non-interest income decreased $3.1 million, or 35%, to $5.7 million during the current quarter compared to $8.8 million during the quarter ended June 30, 2013, mainly as a result of a decrease in net gain on the sale of loans during the current quarter partially offset by an increase in loan fees and service charges. The decrease in the net gain on sales of loans primarily reflected a lower volume of loan sales in the current quarter, $16.8 million, all of which were to Fannie Mae, as compared to $112.5 million during the quarter ended June 30, 2013, which included $90.4 million of sales to private investors.
Non-Interest Expense. Non-interest expense decreased $3.5 million, or 8%, to $42.8 million during the current quarter compared to $46.3 million during the quarter ended June 30, 2013 primarily from other operating expenses, which included a $2.1 million decrease in losses or charges incurred related to loans serviced for Fannie Mae combined with lower federal insurance premiums partially offset by higher marketing and office property and equipment expenses.

Income Tax Expense. The provision for income taxes was $9.1 million during the current quarter compared to $7.4 million during the quarter ended June 30, 2013. The provision for the current quarter included $9.0 million of federal tax and $82 thousand of state income tax expense. The provision for the quarter ended June 30, 2013 included $7.4 million of federal tax and $76 thousand of state income tax expense. Our effective federal tax rate was 33.8% during the current quarter compared to a tax rate of 31.2% in the quarter ended June 30, 2013. Our provision for income taxes in the current quarter aligns our year-to-date provision with our expectations for the full fiscal year. Our expected effective income tax rate for this fiscal year is below the federal statutory rate because of our ownership of bank-owned life insurance.

Comparison of Operating Results for the Nine Months Ended June 30, 2014 and 2013
Average balances and yields. The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effects thereof were not material. Average balances are derived from daily average balances. Non-accrual loans were included in the computation of loan average balances, and have been reflected in the table as carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense.

	Nine Months Ended			Nine Months Ended
	June 30, 2014			June 30, 2013
	Average Balance	Interest Income/ Expense	Yield/ Cost (2)	Average Balance	Interest Income/ Expense	Yield/ Cost (2)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash equivalents	$234,888	$455	0.26%	$241,981	$467	0.26%
Investment securities	4,336	21	0.65%	9,355	27	0.38%
Mortgage-backed securities	481,290	6,709	1.86%	437,891	3,425	1.04%
Loans	10,361,608	271,830	3.50%	10,230,102	286,329	3.73%
Federal Home Loan Bank stock	38,464	1,105	3.83%	35,620	1,179	4.41%
Total interest-earning assets	11,120,586	280,120	3.36%	10,954,949	291,427	3.55%
Noninterest-earning assets	308,551			283,896
Total assets	$11,429,137			$11,238,845
Interest-bearing liabilities:
NOW accounts	$1,027,675	1,087	0.14%	$1,023,427	1,794	0.23%
Savings accounts	1,785,387	2,621	0.20%	1,803,898	4,416	0.33%
Certificates of deposit	5,590,765	64,726	1.54%	5,941,291	80,004	1.80%
Borrowed funds	955,956	6,985	0.97%	391,232	2,739	0.93%
Total interest-bearing liabilities	9,359,783	75,419	1.07%	9,159,848	88,953	1.29%
Noninterest-bearing liabilities	194,260			250,827
Total liabilities	9,554,043			9,410,675
Shareholders’ equity	1,875,094			1,828,170
Total liabilities and shareholders’ equity	$11,429,137			$11,238,845
Net interest income		$204,701			$202,474
Interest rate spread (2)(3)			2.29%			2.26%
Net interest-earning assets (4)	$1,760,803			$1,795,101
Net interest margin (2)(5)		2.45%			2.46%
Average interest-earning assets to average interest-bearing liabilities	118.81%			119.60%
Selected performance ratios:
Return on average assets (2)		0.58%			0.48%
Return on average equity (2)		3.56%			2.93%
Average equity to average assets		16.41%			16.27%
_________________

(1)	Loans include both mortgage loans held for sale and loans held for investment.

(2)	Annualized.

(3)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by total interest-earning assets.

General. Net income increased $9.8 million to $50.0 million for the nine months ended June 30, 2014 from $40.2 million for the nine months ended June 30, 2013. The increase in net income was attributable primarily to a decrease in the provision for loan losses and a decrease in other non-interest expenses partially offset by a decrease in net gain on the sale of loans.
Interest Income. Interest income decreased $11.3 million, or 4%, to $280.1 million during the nine months ended June 30, 2014 compared to $291.4 million during the same nine months in the prior year. The decrease in interest income resulted primarily from a decrease in interest income from loans partially offset by an increase in income on mortgage-backed securities.
Interest income on loans decreased $14.5 million, or 5%, to $271.8 million for the nine months ended June 30, 2014 compared to $286.3 million for the nine months ended June 30, 2013. This decrease was attributed primarily to a 23 basis point decrease in the average yield on loans to 3.50% for the nine months ended June 30, 2014 from 3.73% for the same nine months in the prior year as historically low interest rates have kept the level of refinance activity relatively high resulting in new originations at lower rates compared to the rest of our portfolio. Additionally, both our “Smart Rate” adjustable-rate first mortgage loan and our 10-year, fixed-rate first mortgage loan originations for the nine months ended June 30, 2014, were originated at interest rates below rates offered on our traditional 15- and 30-year fixed-rate products and contributed to the lower average yield. The lower yields on loans were partially offset by a $131.5 million increase in the average balance of loans to $10.36 billion in the current nine month period compared to $10.23 billion during the same nine months in the prior year. During the nine months ended June 30, 2014, loan sales, which did not include any sales to private investors, totaled $57.6 million while during the nine months ended June 30, 2013, loan sales, including sales to private investors, totaled $334.7 million.
Interest income on mortgage-backed securities increased $3.3 million, or 97%, to $6.7 million for the nine months ended June 30, 2014 compared to $3.4 million during the same nine months in the prior year. This increase was attributed to an 82 basis point increase in the average yield on mortgage-backed securities to 1.86% for the nine months in the current year from 1.04% for the same nine months in the prior year. The increase in market interest rates during the year provided higher yields on newly purchased securities and extended the expected durations for the securities held in portfolio, most of which had been purchased at a premium, which, in turn, increased our expected yields as the purchase premiums will be amortized over longer periods of time. The higher yields were combined with a $43.4 million, or 10%, increase in the average balance of mortgage-backed securities to $481.3 million for the nine months ended June 30, 2014 compared to $437.9 million during the same nine months last year.
Interest Expense. Interest expense decreased $13.6 million, or 15%, to $75.4 million during the current nine months compared to $89.0 million during the nine months ended June 30, 2013. The change resulted primarily from a decrease in interest expense on CDs and to a lesser extent, decreases in interest expense on savings and NOW accounts, partially offset by an increase in interest expense on borrowed funds.
Interest expense on CDs decreased $15.3 million, or 19%, to $64.7 million during the nine months ended June 30, 2014 compared to $80.0 million during the nine months ended June 30, 2013. The decrease was attributed to a 26 basis point decrease in the average rate paid on CDs to 1.54% for the nine months in the current year from 1.80% for the same nine months in the prior year combined with a $350.5 million, or 6%, decrease in the average balance of CDs to $5.59 billion during the current nine months from $5.94 billion during the same nine months of the prior year. Rates were adjusted on deposits in response to changes in general market rates as well as to changes in the rates paid by our competition on short-term CDs. Additionally, to optimally manage our funding costs during the current nine month period, maturing, higher rate CDs were replaced with lower rate borrowed funds.
Interest expense on borrowed funds increased $4.3 million, or 159%, to $7.0 million during the nine months ended June 30, 2014 from $2.7 million during the nine months ended June 30, 2013. The increase was attributed to a $564.8 million increase in the average balance of borrowed funds to $956.0 million during the current nine months from $391.2 million during the same nine months of the prior year. In addition, the average rate paid on borrowed funds increased four basis points to 0.97% during the nine months ended June 30, 2014 from 0.93% during the nine months ended June 30, 2013. To better manage funding costs, longer term borrowed funds from the FHLB of Cincinnati were used to replace maturing higher rate CDs.

Net Interest Income. Net interest income increased $2.2 million, or 1%, to $204.7 million during the nine months ended June 30, 2014 from $202.5 million during the nine months ended June 30, 2013, as our average interest earning assets during the current nine months increased $165.6 million or 2% when compared to the nine months ended June 30, 2013. We experienced an improvement in our interest rate spread, which increased three basis points to 2.29% compared to 2.26% during the same nine months last year. Our net interest margin was 2.45% for the current nine month period and 2.46% for the same nine months in the prior period. Our average net interest-earning assets decreased $34.3 million, to $1.76 billion during the current nine months from $1.80 billion during the nine months ended June 30, 2013.
Provision for Loan Losses. Based on our evaluation of the factors described earlier, we recorded a provision for loan losses of $15.0 million during the nine months ended June 30, 2014 and a provision of $33.0 million during the nine months ended June 30, 2013. The level of net charge-offs decreased during the current nine months when compared to the nine months ended June 30, 2013. The current provision reflected reduced levels of loan delinquencies but was tempered by our awareness of the relative values of residential properties in comparison to their cyclical peaks as well as the uncertainty that persists in the current economic environment, which continues to challenge many of our loan customers. As delinquencies in the portfolio have been resolved through pay-off, short sale or foreclosure, or management determines the collateral is not sufficient to satisfy the loan, uncollected balances have been charged against the allowance for loan losses previously provided. The net charge-offs of $25.0 million during the nine months ended June 30, 2014 included $5.3 million of loans charged-off due to a new practice, instituted this year, of fully charging off loans that have not been resolved due to prolonged foreclosure proceedings and have remained delinquent for more than 1,500 days. These loans previously were recorded at estimated net realizable value, with the potential for additional loss recognized within the allowance for loan losses. Any future foreclosure proceeds on these loans will result in recoveries of prior charge-offs. Net charge-offs also included $1.3 million in recoveries that were recorded during the previous quarter, representing the cumulative one-time payment received as a result of PMIC increasing the cash percentage of the partial claim payment plan as discussed in Note 4 to the Unaudited Interim Consolidated Financial Statements: LOANS AND ALLOWANCE FOR LOAN LOSSES. Net charge-offs exceeded the $15.0 million loan loss provision recorded for the current nine months and resulted in a decrease in the balance of the allowance for loan losses. Net charge-offs of $36.9 million recorded for the nine months ended June 30, 2013 exceeded the loan loss provision of $33.0 million. The allowance for loan losses was $82.5 million, or 0.78% of the total recorded investment in loans receivable, at June 30, 2014, compared to $96.5 million, or 0.96% of the total recorded investment in loans receivable, at June 30, 2013. Balances of recorded investments are net of deferred fees and any applicable loans-in-process.
The total recorded investment in non-accrual loans decreased $16.2 million during the nine month period ended June 30, 2014 compared to a $23.6 million decrease during the nine month period ended June 30, 2013. The recorded investment in non-accrual loans in our residential, non-Home Today portfolio decreased $10.7 million, or 12%, during the current nine month period, to $80.4 million at June 30, 2014, compared to a $11.5 million decrease during the nine month period ended June 30, 2013. At June 30, 2014, the recorded investment in our non-Home Today portfolio was $8.67 billion, compared to $8.10 billion at September 30, 2013. During the current nine month period, non-Home Today net charge-offs were $11.2 million, inclusive of $4.4 million of charge-offs related to loans delinquent more than 1,500 days and $0.9 million of recoveries related to the PMIC partial claim catch-up payment, as compared to net charge-offs of $13.0 million during the nine months ended June 30, 2013.
The recorded investment in non-accrual loans in our residential, Home Today portfolio decreased $3.8 million, or 11% during the current nine month period, to $31.0 million at June 30, 2014 compared to a $6.2 million decrease during the nine month period ended June 30, 2013. At June 30, 2014, the recorded investment in our Home Today portfolio was $157.4 million, compared to $175.6 million at September 30, 2013. During the current nine month period, Home Today net charge-offs were $4.8 million, inclusive of $0.9 million of charge-offs related to loans delinquent more than 1,500 days and $0.4 million of recoveries related to the PMIC partial claim catch-up payment, as compared to net charge-offs of $9.1 million during the nine months ended June 30, 2013.
The recorded investment in non-accrual home equity loans and lines of credit decreased $1.7 million, or 6%, during the current nine month period, to $28.3 million at June 30, 2014 compared to a $5.8 million decrease during the nine month period ended June 30, 2013. The recorded investment in our home equity loans and lines of credit portfolio at June 30, 2014, was $1.73 billion, compared to $1.87 billion at September 30, 2013. During the current nine month period, home equity loans and lines of credit net charge-offs were $9.1 million and there were no charge-offs related to loans delinquent more than 1,500 days or recoveries due to PMIC claim payments, as compared to net charge-offs of $14.8 million during the nine months ended June 30, 2013. We believe that non-performing home equity loans and lines of credit, on a relative basis, represent a higher level of credit risk than non-Home Today loans as these home equity loans and lines of credit generally hold subordinated positions.
Non-Interest Income. Non-interest income decreased $6.9 million, or 30%, to $16.3 million during the current nine months compared to $23.2 million during the nine months ended June 30, 2013, mainly as a result of reduced gains on the sales of loans. The decrease in the amount of net gain on sales of loans primarily reflected a lower volume of loan sales in the current nine month period, $57.6 million, all of which were to Fannie Mae, as compared to $334.7 million during the nine months ended June 30, 2013, which included $276.9 million of sales to private investors.
Non-Interest Expense. Non-interest expense decreased $3.4 million, or 3% to $130.6 million during the nine months ended June 30, 2014, compared to $134.0 million during the nine months ended June 30, 2013. Other operating expenses decreased $7.0 million, or 28%, to $18.3 million during the current nine months compared to $25.3 million during the nine months ended June 30, 2013. The decrease was primarily due to a $3.2 million decrease in losses or charges incurred related to loans serviced for Fannie Mae and a $1.1 million decrease in the cost of interest advances that the Company is required to make when serviced loans are repaid prior to month end. Federal insurance premiums and assessments decreased $2.3 million or 23% to $7.5 million during the current nine months compared to $9.8 million during the nine months ended June 30, 2013. These were partially offset by salaries and employee benefits which increased $3.0 million, or 5%, to $67.4 million during the current nine months compared to $64.4 million during the nine months ended June 30, 2013. This increase was primarily due to a $0.8 million increase in health care costs, a $0.8 million increase in expenses related to the ESOP plan, and a $0.5 million increase in associate compensation costs. In addition, real estate owned expense increased $2.2 million or 46% to $7.0 million compared to $4.8 million during the nine months ended June 30, 2013. Real estate owned expense includes gains (losses) on the disposal of properties, and associated legal and maintenance expenses.
Income Tax Expense. The provision for income taxes was $25.3 million during the current nine month period compared to $18.4 million during the nine months ended June 30, 2013. The provision for the current nine month period included $25.2 million of federal income tax provision and $152 thousand of state income tax provision. The provision for the nine months ended June 30, 2013 included $18.3 million of federal income tax provision and $98 thousand of state income tax provision. Our effective federal tax rate was 33.5% during the current nine months compared to 31.3% during the nine months ended June 30, 2013. Our provision for income taxes in the current nine months is aligned with our expectations for the full fiscal year. Our expected effective income tax rates are below the federal statutory rate because of our ownership of bank-owned life insurance.

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
While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Association’s Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We seek to maintain a minimum liquidity ratio of 5% (which we compute as the sum of cash and cash equivalents plus unpledged investment securities for which ready markets exist, divided by total assets). For the three months ended June 30, 2014, our liquidity ratio averaged 6.31%. We believe that we had sufficient sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2014.
We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of our asset/liability management program. Excess liquid assets are generally invested in interest-earning deposits and short- and intermediate-term securities.
Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2014, cash and cash equivalents totaled $255.5 million which represented a decrease of 11% from September 30, 2013. The decrease can be attributed to the redeployment of cash into investment securities.
Investment securities classified as available-for-sale, which provide additional sources of liquidity, totaled $524.3 million at June 30, 2014.

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

•
in May 2013, the Association adopted the loan origination process changes required by Fannie Mae that are now applied to a portion of its fixed-rate loan originations and subsequent to the Association's November 15, 2013 reinstatement as an approved seller by Fannie Mae, which enables the Association to securitize and sell those loans that are originated using the Fannie Mae compliant procedures, in the secondary market.

During the nine month period ended June 30, 2014, loan sales totaled $57.6 million, which included $22.1 million of loans that qualified under Fannie Mae's HARP II initiative with the remainder comprised of long-term, fixed-rate residential, non-HARP II first mortgage loans, which were sold to Fannie Mae subsequent to the Association's reinstatement as an approved seller. Loans originated under the HARP II initiative are classified as “held for sale” at origination. Loans originated under non-HARP II Fannie Mae compliant procedures are classified as “held for investment” until they are specifically identified for sale. At June 30, 2014, $5.3 million of long-term, fixed-rate residential first mortgage loans were classified as “held for sale”, all of which qualified under Fannie Mae's HARP II initiative. There were $5.1 million of loan sale commitments outstanding at June 30, 2014.
Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows (unaudited) included in the unaudited interim Consolidated Financial Statements.
At June 30, 2014, we had $548.6 million in loan commitments outstanding. In addition to commitments to originate loans, we had $1.11 billion in undisbursed home equity lines of credit to borrowers. CDs due within one year of June 30, 2014 totaled $2.30 billion, or 26.4% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, sales of investment securities, other deposit products, including new CDs, brokered CDs, FHLB advances, borrowings from the FRB-Cleveland Discount Window or other collateralized borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the CDs due on or before June 30, 2015. We believe, however, based on past experience, that a significant portion of such deposits will remain with us. Generally, we have the ability to attract and retain deposits by adjusting the interest rates offered.
Our primary investing activities are originating residential mortgage loans and purchasing investments. During the nine months ended June 30, 2014, we originated $1.57 billion of residential mortgage loans, and during the nine months ended June 30, 2013, we originated $1.54 billion of residential mortgage loans. We purchased $135.8 million of securities during the nine months ended June 30, 2014, and $206.0 million during the nine months ended June 30, 2013.
Financing activities consist primarily of changes in deposit accounts, changes in the balances of principal and interest owed on loans serviced for others, FHLB advances and borrowings from the FRB-Cleveland Discount Window. We experienced a net increase in total deposits of $238.7 million during the nine months ended June 30, 2014, which reflected the active management of the offered rates on maturing, medium term (four to six years) CDs, and compared to a net decrease of $350.9 million during the nine months ended June 30, 2013. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. The net increase in total deposits during the nine months ended June 30, 2014 resulted entirely from the $314.0 million increase in the balance of brokered CDs, to $327.0 million, from $13.0 million at September 30, 2013. Principal and interest owed on loans serviced for others decreased $34.6 million during the nine months ended June 30, 2014 compared to a net decrease of $48.6 million during the nine months ended June 30, 2013. This change primarily reflected a decrease in the level of loan refinance activity between the two periods and the reduced size of the serviced loan portfolio. During the nine months ended June 30, 2014, we increased our advances from the FHLB of Cincinnati by $272.3 million, as we actively managed our liquidity ratio. During the nine months ended June 30, 2013, our advances from the FHLB of Cincinnati decreased by $13.1 million.
Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of Cincinnati and the FRB-Cleveland Discount Window, each of which provides an additional source of funds. Additionally, we may participate in the brokered CDs market. At June 30, 2014 we had $1.02 billion of FHLB of Cincinnati advances and no outstanding borrowings from the FRB-Cleveland Discount Window. Additionally, at June 30, 2014, we had $327.0 million of brokered CDs. During the nine months ended June 30, 2014, we had average outstanding advances from the FHLB of Cincinnati of $956.0 million as compared to average outstanding advances of $391.2 million during the nine months ended June 30, 2013. At June 30, 2014, we had the ability to immediately borrow an additional $153.2 million from the FHLB of Cincinnati and $154.8 million from the FRB-Cleveland Discount Window. From the perspective of collateral value securing FHLB of Cincinnati advances, our capacity limit for additional borrowings beyond the immediately available limits at June 30, 2014 was $4.54 billion, subject to satisfaction of the FHLB of Cincinnati common stock ownership requirement. To satisfy the common stock ownership requirement, we would have to increase our ownership of FHLB of Cincinnati common stock by an additional $90.9 million. During the nine months ended June 30, 2014, we purchased an additional $4.8 million of FHLB of Cincinnati common stock. Additionally, we can consider the brokered CD market in evaluating funding alternatives.
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
As of June 30, 2014 the Association exceeded all regulatory requirements to be considered “Well Capitalized” as presented in the table below (dollar amounts in thousands).

	Actual		Required
	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$1,648,098	23.19%	$710,810	10.00%
Core Capital to Adjusted Tangible Assets	1,565,596	13.41%	583,896	5.00%
Tier 1 Capital to Risk-Weighted Assets	1,565,596	22.03%	426,486	6.00%
The capital ratios of the Company as of June 30, 2014 are presented in the table below (dollar amounts in thousands).

	Actual
	Amount	Ratio
Total Capital to Risk-Weighted Assets	$1,942,581	27.24%
Core Capital to Adjusted Tangible Assets	1,860,079	15.89%
Tier 1 Capital to Risk-Weighted Assets	1,860,079	26.08%
Prior to its July 21, 2011 merger into the OCC, the OTS issued, effective February 7, 2011, memoranda of understanding covering the Association, Third Federal Savings, MHC and the Company. On December 22, 2012, the Association's primary regulator terminated the MOU applicable to the Association. On April 1, 2014, the FRS, the primary regulator for Third Federal Savings, MHC and the Company terminated the MOUs applicable to Third Federal Savings, MHC and the Company. The items in the MOUs applicable to Third Federal Savings, MHC and the Company during the nine months ended June 30, 2014, pertained to plans for new debt, dividends or stock repurchases and the further refinement and enhancement of our enterprise risk management processes. Specifically, the Company was required to submit a written request for non-objection to the FRS at least 45 days prior to the anticipated date of proposed debt, dividend or capital distribution (e.g. stock repurchase) transactions and without the receipt of a written non-objection from the FRS, was prohibited from consummating any such proposed transaction. On September 26, 2013, the Company announced that it had received the FRS's written non-objection to the resumption of its fourth stock repurchase plan that, at that time, had 2,156,250 shares of its outstanding common stock remaining to be purchased under the terms of the plan. Repurchases of those shares were completed during the quarter ended December 31, 2013. Concurrently with the April 4, 2014 announcement of the termination of the MOUs enforced by the FRS, the Company announced its fifth stock repurchase plan, covering 5,000,000 shares. There were 3,144,050 shares repurchased under the fifth authorized program between April 9, 2014, when it began, and June 30, 2014.
In addition to the operational liquidity considerations described above, which are primarily those of the Association, the Company, as a separate legal entity, also monitors and manages its own, parent company only liquidity which provides the source of funds necessary to support all of the parent company's stand-alone operations, including its capital distribution strategies which encompass its share repurchase and dividend payment programs. The Company's primary source of liquidity is dividends received from the Association. The amount of dividends that the Association may declare and pay to the Company in any calendar year, without the receipt of prior approval from the OCC but with prior notice to the FRB-Cleveland, cannot exceed net income for the current calendar year-to-date period plus retained net income (as defined) for the preceding two calendar years, reduced by prior dividend payments made during those periods. During the nine months ended June 30, 2014 the Company received an $85 million dividend from the Association (in December 2013) and repurchased $68.3 million of treasury shares. The Company has not paid cash dividends to shareholders since May 2010. At June 30, 2014, the Company had, in the form of cash and a demand loan from the Association, $197.6 million of funds readily available to support its stand-alone operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
General. The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk has historically been interest rate risk. In general, our assets, consisting primarily of mortgage loans, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and limit the exposure of our net interest income to changes in market interest rates. Accordingly, our Board of Directors has established risk parameter limits deemed appropriate given our business strategy, operating environment, capital, liquidity and performance objectives. Additionally, our Board of Directors has also authorized the formation of an Asset/Liability Management Committee comprised of key operating personnel which is responsible for managing this risk consistent with the guidelines and risk limits approved by the Board of Directors. Further, the Board has established the Directors Risk Committee which, among other responsibilities, conducts regular oversight and review of the guidelines, policies and deliberations of the Asset/Liability Management Committee. We have sought to manage our interest rate risk in order to control the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset-liability management, we have historically used the following strategies to manage our interest rate risk:

(i)	marketing adjustable-rate and shorter-maturity (10-year, fixed-rate mortgage) loan products;

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
During the nine months ended June 30, 2014, $57.6 million of agency-compliant, long-term, fixed-rate mortgage loans were sold, all on a servicing retained basis, and, at June 30, 2014, $5.3 million of agency-compliant, long-term, fixed-rate residential first mortgage loans were classified as “held for sale”. Of the loan sales during the nine months ended June 30, 2014, $22.1 million was comprised of long-term (15 to 30 years), fixed-rate first mortgage loans which were sold under Fannie Mae's HARP II program, and $35.5 million was comprised of long-term (15 to 30 years), fixed-rate first mortgage loans which had been originated under our revised procedures were sold to Fannie Mae after November 15, 2013 under our re-instated seller contract, as described in the next paragraph. At June 30, 2014, outstanding loan sales commitments, all of which were agency-compliant HARP II loans, totaled $5.1 million.
Fannie Mae, historically the Association’s primary loan investor, implemented, effective July 1, 2010, certain loan origination requirement changes affecting loan eligibility that we chose not to adopt until May 2013. Subsequent to the May 2013 implementation date of our revised procedures, and, upon review and validation by Fannie Mae which was received on November 15, 2013, fixed-rate, first mortgage loans (primarily fixed-rate, mortgage refinances with terms of 15 years or more and HARP II loans) that are originated under the revised procedures are eligible for sale to Fannie Mae either as whole loans or as mortgage-backed securities. We expect that certain loan types (i.e. our Smart Rate adjustable-rate loans, purchase fixed-rate loans and 10-year fixed-rate loans) will continue to be originated under our legacy procedures. For loans originated prior to May 2013 and for those loans originated subsequent to April 2013 that are not originated under the revised (Fannie Mae) procedures, the Association’s ability to reduce interest rate risk via loan sales is limited to those loans that have established payment histories, strong borrower credit profiles and are supported by adequate collateral values that meet the requirements of private third-party investors similar to the four transactions that were completed during fiscal 2013.
In response to the evolving secondary market environment, since July 2010, we have actively marketed an adjustable-rate mortgage loan product and beginning in fiscal 2012, have promoted a 10-year fixed-rate mortgage loan product. Each of these products provides us with improved interest rate risk characteristics when compared to longer-term, fixed-rate mortgage loans. Shortening the average maturity of our interest-earning assets by increasing our investments in shorter-term loans and investments, as well as loans and investments with variable rates of interest, helps to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our net interest income to changes in market interest rates. By following these strategies, we believe that we are better positioned to react to increases in market interest rates.
Economic Value of Equity. Using customized modeling software, the Association prepares periodic estimates of the amounts by which the net present value of its cash flows from assets, liabilities and off-balance sheet items (the institution’s economic value of equity or EVE) would change in the event of a range of assumed changes in market interest rates. The simulation model uses a discounted cash flow analysis and an option-based pricing approach in measuring the interest rate sensitivity of EVE. The model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumption that instantaneous changes (measured in basis points) occur at all maturities along the United States Treasury yield curve and other relevant market interest rates. A basis point equals one, one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 2% to 3% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. The model is tailored specifically to our organization, which, we believe, improves its predictive accuracy. The following table presents the estimated changes in the Association’s EVE at June 30, 2014 that would result from the indicated instantaneous changes in the United States Treasury yield curve and other relevant market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

				EVE as a Percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)	Estimated EVE (2)	Estimated Increase (Decrease) in EVE		EVE Ratio (4)	Increase (Decrease) (basis points)
		Amount	Percent
	(Dollars in thousands)
+300	$1,572,426	$(548,946)	(25.88)%	14.63%	(319)
+200	1,780,970	(340,402)	(16.05)%	16.00%	(182)
+100	1,976,036	(145,336)	(6.85)%	17.14%	(68)
0	2,121,372	—	—	17.82%	—
-100	2,151,941	30,569	1.44%	17.67%	(15)
_________________

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	EVE Ratio represents EVE divided by the present value of assets.
The table above indicates that at June 30, 2014, in the event of an increase of 200 basis points in all interest rates, the Association would experience a 16.05% decrease in EVE. In the event of a 100 basis point decrease in interest rates, the Association would experience a 1.44% increase in EVE.

The following table is based on the calculations contained in the previous table, and sets forth the change in the EVE at a +200 basis point rate of shock at June 30, 2014, with comparative information as of September 30, 2013. By regulation the Association must measure and manage its interest rate risk for interest rate shocks relative to established risk tolerances in EVE.
Risk Measure (+200 bps Rate Shock)

	At June 30, 2014	At September 30, 2013
Pre-Shock EVE Ratio	17.82%	18.97%
Post-Shock EVE Ratio	16.00%	17.28%
Sensitivity Measure in basis points	(182)	(169)
Percentage Change in EVE Ratio	(16.05)%	(14.19)%
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
Accordingly, although the EVE tables provide an indication of our interest rate risk exposure as of the indicated dates, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our EVE and will differ from actual results. In addition to our core business activities, which primarily sought to originate Smart Rate and 10 year fixed loans funded by borrowings from the FHLB and intermediate term CDs (including brokered CDs), and which generally had a favorable impact on our IRR profile, the impact of two other items resulted in the deterioration in the Percentage Change in EVE Ratio measure at June 30, 2014 when compared to the measure at September 30, 2013. First, in December 2013, the Association paid an $85 million cash dividend to the Company. Because of its intercompany nature, this payment had no impact on the Company's capital position, or the Company's overall IRR profile but reduced the Association's regulatory capital and regulatory capital ratios and negatively impacted the Association's percentage change in EVE by approximately 0.58%. And second, additional enhancements of the model's expected collateral performance assumptions along with the installation of an updated version of the model which were completed by March 31, 2014, negatively impacted the percentage change in EVE. On a combined basis these two items, negatively impacted the Association's percentage change in EVE by approximately 3.56% during the nine months ended June 30, 2014. Additionally, changes in market interest rates also affect our estimates. For interest sensitive assets and liabilities with terms of two years through five years, market interest rates generally increased during the nine months ended June 30, 2014, which normally has an unfavorable impact on our IRR profile. The interest rate increases generally ranged from 14 basis points for the two year term to 25 basis points for the five year term. Somewhat offsetting the increasing short and medium term interest rates, the market interest rate for the ten year term decreased by eight basis points. Overall, the changes in market interest rates did not have a significant impact on the Association's percentage change in EVE. The IRR simulation results presented above were in line with management's expectations and were within the risk limits established by our Board of Directors.
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
Earnings at Risk. In addition to EVE calculations, we use our simulation model to analyze the sensitivity of our net interest income to changes in interest rates (the institution’s EaR). Net interest income is the difference between the interest income that we earn on our interest-earning assets, such as loans and securities, and the interest that we pay on our interest-

bearing liabilities, such as deposits and borrowings. In our model, we estimate what our net interest income would be for prospective 12 and 24 month periods using customized (based on our portfolio characteristics) assumptions with respect to loan prepayment rates, default rates and deposit decay rates, and the implied forward yield curve as of the market date for assumptions as to projected interest rates. We then calculate what the net interest income would be for the same period in the event of instantaneous changes in market interest rates. The simulation process is subject to continual enhancement, modification, refinement and adaptation in order that it might most accurately reflect our current circumstances, factors and expectations. As of June 30, 2014, we estimated that our EaR for the 12 months ending June 30, 2015 would decrease by 0.3% in the event of an instantaneous 200 basis point increase in market interest rates. The deterioration in this estimated amount when compared to our September 30, 2013 estimated decrease of 0.5% for the then ensuing 12 month period, is primarily reflective of the changes in market interest rates, and to a lesser extent, resulted from the impact of the $85 million dividend payment, both as described above. At June 30, 2014, the IRR simulations results were in line with management's expectations and were within the risk limits established by our Board of Directors.
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
EVE is considered as a point in time calculation with a "liquidation" view of the Association where all the cash flows (including interest, principal and prepayments) are modeled and discounted using discount factors derived from the current market yield curves. It provides a long term view and helps to define changes in equity and duration as a result of changes in interest rates. On the other hand, EaR is based on balance sheet projections going one year and two years forward and assumes new business volume and pricing to calculate net interest income under different interest rate environments. EaR is calculated to determine the sensitivity of net interest income under different interest rate scenarios. With each of these models specific policy limits have been established that are compared with the actual month end results. These limits have been approved by the Association's Board of Directors and are used as benchmarks to evaluate and moderate interest rate risk. In the event that there is a breach of policy limits, management is responsible for taking such action, similar to those described under the preceding heading of General, as may be necessary in order to return the Association's interest rate risk profile to a position that is in compliance with the policy. At June 30, 2014 the IRR profile as disclosed above did not breach our internal limits.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table summarizes our stock repurchase activity during the quarter ended June 30, 2014 and the stock repurchase plan approved by our Board of Directors.

		Average	Total Number of	Maximum Number
	Total Number	Price	Shares Purchased	of Shares that May
	of Shares	Paid per	as Part of Publicly	Yet be Purchased
Period	Purchased	Share	Announced Plans (1)	Under the Plans
April 1, 2014 through April 30, 2014	1,051,050	13.16	1,051,050	3,948,950
May 1, 2014 through May 31, 2014	1,508,200	13.41	1,508,200	2,440,750
June 1, 2014 through June 30, 2014	584,800	13.96	584,800	1,855,950
	3,144,050	13.43	3,144,050

1)
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
On July 31, 2014, at a special meeting of members of the MHC, the mutual holding company of the Company, the members of the MHC (depositors and certain loan customers of the Association) voted to approve the MHC’s proposed waiver of dividends, aggregating up to $0.28 per share, to be declared on the Company’s common stock during the twelve months subsequent to the members’ approval (i.e., through July 31, 2015). The members approved the waiver by casting 68% of the eligible votes in favor of the waiver. Of the votes cast, 97% were in favor of the proposal. The MHC is the 75% majority shareholder of the Company.

Following the receipt of the members’ approval at the July 31, 2014 special meeting, the MHC filed a notice with, and a request for non-objection from, the Federal Reserve Bank of Cleveland for the proposed dividend waivers. Both the non-objection from the Federal Reserve Bank and the timing of the non-objection are unknown as of the filing date of this quarterly report.

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

101
The following financial statements from TFS Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed on August 7, 2014, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements.

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

TFS Financial Corporation

Dated:	August 7, 2014	/s/ Marc A. Stefanski
Marc A. Stefanski
Chairman of the Board, President and Chief Executive Officer

Dated:	August 7, 2014	/s/ David S. Huffman
David S. Huffman
Chief Financial Officer and Secretary