Form 10-K
period 2014-09-30
TFS Financial CORP
filed 2014-11-26
CIK 1381668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2014
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
(do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on March 31, 2014, as reported by the NASDAQ Global Select Market, was approximately $979.9 million.

At November 24, 2014 there were 300,224,689 shares of the Registrant’s common stock, par value $0.01 per share, outstanding, of which 227,119,132 shares, or 75.65% of the Registrant’s common stock, were held by Third Federal Savings and Loan Association of Cleveland, MHC, the Registrant’s mutual holding company.

DOCUMENTS INCORPORATED BY REFERENCE (to the Extent Indicated Herein)
Portions of the registrant’s Proxy Statement for the 2015 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

TFS Financial Corporation

GLOSSARY OF TERMS
TFS Financial Corporation provides the following list of acronyms as a tool for the reader. The acronyms identified below are used throughout the document.

AOCI: Accumulated Other Comprehensive Income	GAAP: Generally Accepted Accounting Principles
ARM: Adjustable Rate Mortgage	GVA: General Valuation Allowances
ASC: Accounting Standards Codification	HARP: Home Affordable Refinance Program
ASU: Accounting Standards Update	High LTV: High loan-to-value
Association: Third Federal Savings and Loan	HPI: Home Price Index
Association of Cleveland	IRR: Interest Rate Risk
BAAS: OCC Bank Accounting Advisory Series	IRS: Internal Revenue Service
CDs: Certificates of Deposit	IVA: Individual Valuation Allowance
CFPB: Consumer Financial Protection Bureau	MGIC: Mortgage Guaranty Insurance Corporation
CLTV: Combined Loan-to-Value	MOU: Memorandum of Understanding
Company: TFS Financial Corporation and its	MVA: Market Valuation Allowances
subsidiaries	NOW: Negotiable Order of Withdrawal
DFA: Dodd-Frank Wall Street Reform and Consumer	OCC: Office of the Comptroller of the Currency
Protection Act of 2010	OCI: Other Comprehensive Income
DIF: Depository Insurance Fund	OTS: Office of Thrift Supervision
EaR: Earnings at Risk	PMI: Private Mortgage Insurance
ESOP: Third Federal Employee (Associate) Stock	PMIC: Private Mortgage Insurance Co.
Ownership Plan	QTL: Qualified Thrift Lender
EVE: Economic Value of Equity	REMICs: Real Estate Mortgage Investment Conduits
FASB: Financial Accounting Standards Board	REIT: Real Estate Investment Trust
FDIC: Federal Deposit Insurance Corporation	SEC: United States Securities and Exchange
FHFA: Federal Housing Finance Agency	Commission
FHLB: Federal Home Loan Bank	SVA: Specific Valuation Allowances
Fannie Mae: Federal National Mortgage Association	TDR: Troubled Debt Restructuring
FRB-Cleveland: Federal Reserve Bank of Cleveland	Third Federal Savings, MHC: Third Federal Savings
FRS: Board of Governors of the Federal Reserve System	and Loan Association of Cleveland, MHC

PART I

Item 1.	Business

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
These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following important factors that could affect the actual outcome of future events:

•	significantly increased competition among depository and other financial institutions;

•	inflation and changes in the interest rate environment that reduce our interest margins or reduce the fair value of financial instruments;

•	general economic conditions, either nationally or in our market areas, including employment prospects, real estate values and conditions that are worse than expected;

•	decreased demand for our products and services and lower revenue and earnings because of a recession or other events;

•	adverse changes and volatility in the securities markets, credit markets or real estate markets;

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

•
changes in our organization, or compensation and benefit plans and changes in expense trends (including, but not limited to trends affecting non-performing assets, charge-offs and provisions for loan losses);

•
the impact of the governmental effort to restructure the U.S. financial and regulatory system, including the extensive reforms enacted in the DFA and the continuing impact of our coming under the jurisdiction of new federal regulators;

•	the inability of third-party providers to perform their obligations to us;

•	a slowing or failure of the moderate economic recovery;

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

TFS FINANCIAL CORPORATION
TFS Financial Corporation (“we,” “us,” or “our”) was organized in 1997 as the mid-tier stock holding company for the Association. We completed our initial public stock offering on April 20, 2007 and issued 100,199,618 shares of common stock, or 30.16% of our post-offering outstanding common stock, to subscribers in the offering. Additionally, at the time of the public offering, 5,000,000 shares of our common stock, or 1.50% of our outstanding shares, were issued to the newly formed charitable foundation, Third Federal Foundation. Third Federal Savings, MHC, our mutual holding company parent, holds the remainder of our outstanding common stock (227,119,132 shares). Net proceeds from our initial public stock offering were approximately $886 million and reflected the costs we incurred in completing the offering as well as a $106.5 million loan to the ESOP related to its acquisition of shares in the initial public stock offering.
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
THIRD CAPITAL, INC.
Third Capital, Inc. is a Delaware corporation that was organized in 1998 as our wholly-owned subsidiary. At September 30, 2014, Third Capital, Inc. had consolidated assets of $79.2 million, and for the fiscal year ended September 30, 2014, Third Capital, Inc. had consolidated net income of $0.3 million. Third Capital, Inc. has no separate operations other than as the holding company for its operating subsidiaries, and as a minority investor or partner in other entities including minority investments in private equity funds. The following is a description of the entities, other than the private equity funds, in which Third Capital, Inc. is the owner, an investor or a partner.
Hazelmere Investment Group I, Ltd. This Ohio limited liability company engages in net lease transactions of commercial buildings in targeted markets. Third Capital, Inc. is a partner of this entity, receives a priority return on amounts contributed to acquire investment properties and has a 70% ownership interest in remaining earnings. Hazelmere Investment Group I, Ltd. incurred a net loss of $0.2 million during the fiscal year ended September 30, 2014.
Third Cap Associates, Inc. This Ohio corporation maintains minority investments in private equity funds, and owns 49% and 60% of two title agencies that provide escrow and settlement services in the State of Ohio, primarily to customers of the Association. For the fiscal year ended September 30, 2014, Third Cap Associates, Inc. recorded net income of $0.5 million.
Third Capital Mortgage Insurance Company. Through March 31, 2014, this Vermont corporation reinsured (on a second tier, excess loss basis) private mortgage insurance on residential mortgage loans originated by the Association. Effective March 31, 2014, all remaining contracts for reinsurance were terminated. For the fiscal year ended September 30, 2014, Third Capital Mortgage Insurance Company recorded net income of $0.1 million.
THIRD FEDERAL SAVINGS AND LOAN ASSOCIATION OF CLEVELAND
General
The Association is a federally chartered savings and loan association headquartered in Cleveland, Ohio, that was organized in 1938. In May 1997, the Association reorganized into its current two-tier mutual holding company structure. The Association’s principal business consists of originating and servicing residential real estate mortgage loans and attracting retail savings deposits.
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
The Association attracts retail deposits from the general public in the areas surrounding its main office and its branch offices. It also utilizes its internet website, direct mail solicitation and its customer service call center to generate loan applications and attract retail deposits. Brokered CDs have also been used as a cost effective funding alternative since September, 2013. In addition to residential real estate mortgage loans, the Association originates residential construction loans. Currently, the Association offers home equity lines of credit subject to certain property and credit performance conditions. The Association retains in its portfolio a large portion of the loans that it originates. Loans that the Association sells consist primarily of long-term, fixed-rate residential real estate mortgage loans. However, in March 2013, the Association sold a pool of long-term, adjustable-rate residential real estate mortgage loans to a private investor. Between June 2010 and May 2013, the volume of loan sales decreased significantly because, until May 2013, the Association had not adopted certain loan origination requirements for the sale of loans to Fannie Mae that became effective on July 1, 2010. The Association retains the servicing rights on all loans that it sells. The Association’s revenues are derived primarily from interest on loans and, to a lesser extent, interest on interest-bearing deposits in other financial institutions, deposits maintained at the FRS, federal funds sold, and investment securities, including mortgage-backed securities. The Association also generates revenues from fees and service charges. The Association’s primary sources of funds are deposits, borrowings, principal and interest payments on loans and securities and proceeds from loan sales.
The Association’s website address is www.thirdfederal.com. Filings of the Company made with the SEC are available for free on the Association’s website. Information on that website is not and should not be considered a part of this document.
Market Area
The Association conducts its operations from its main office in Cleveland, Ohio, and from 38 additional, full-service branches and eight loan production offices located throughout the states of Ohio and Florida. In Ohio, the Association maintains 21 full-service offices located in the northeast Ohio counties of Cuyahoga, Lake, Lorain, Medina and Summit, four loan production offices located in the central Ohio counties of Franklin and Delaware (Columbus, Ohio) and four loan production offices located in the southern Ohio counties of Butler and Hamilton (Cincinnati, Ohio). In Florida, the Association maintains 17 full-service branches located in the counties of Pasco, Pinellas, Hillsborough, Sarasota, Lee, Collier, Palm Beach and Broward. While the economies and housing markets in Ohio and Florida were negatively impacted by the 2008 financial crisis and its aftermath, more recently, signs of improvement have begun to surface and are reflected in improving credit metrics (delinquencies, charge-offs). During the past year, the trend in employment has been stable in Ohio and positive in Florida and the trend in housing prices has also generally been increasing in both regions. However, the strength and sustainability of the recovery is not assured as, on an absolute basis, unemployment remains high and the economy's fragility persists.
The Association also provides savings products in all 50 states and first mortgage refinance loans and home equity loan products in 21 selected states and the District of Columbia through its customer service call center and its internet site.
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
The majority of the Association’s deposits are held in its offices located in Cuyahoga County, Ohio. As of June 30, 2014 (the latest date for which information is publicly available), the Association had $4.7 billion of deposits in Cuyahoga County, and ranked third among all financial institutions with offices in the county in terms of deposits, with a market share of 11.02%. As of that date, the Association had $6.1 billion of deposits in the State of Ohio, and ranked ninth among all financial institutions in the state in terms of deposits, with a market share of 2.25%. As of June 30, 2014, the Association had $2.7 billion of deposits in the State of Florida, and ranked 24th among all financial institutions in terms of deposits, with a market share of 0.58%.
The DFA, which was signed into law in July 2010, required that the FDIC amend its regulations on assessing insured institutions in order to fund the DIF. The resulting change effectively eliminated the funding cost advantage that borrowed funds generally had when compared to the funding cost associated with deposits. As a result, many financial institutions, including institutions that compete in our markets, have targeted retail deposit gathering as a more attractive funding source than borrowings, and have become more active and more competitive in their deposit product pricing. The combination of reduced demand for borrowed funds and more competition with respect to rates paid to depositors has created an increasingly difficult marketplace for attracting deposits, which could adversely affect future operating results.
From October 2013 through September 30, 2014, per data furnished by MarketTrac®, the Association had the third largest market share of conventional purchase mortgage loans originated in Cuyahoga County, Ohio. For the same period, it also had the third largest market share of conventional purchase mortgage loans originated in the seven northeast Ohio counties which comprise the Cleveland and Akron metropolitan statistical areas. In addition, based on the same statistics, the Association has consistently been one of the ten largest lenders in both Franklin County (Columbus, Ohio) and Hamilton County (Cincinnati, Ohio) since it entered those markets in 1999.
The Association’s primary strategy for increasing and retaining its customer base is to offer competitive deposit and loan rates and other product features, delivered with exceptional customer service, in each of the markets it serves.
We rely on the Association’s over 75-year history of serving its customers and the communities in which it operates, the Association’s high capital levels, and liquidity alternatives to maintain and nurture customer and marketplace confidence. The Company’s high capital ratio continues to reflect the beneficial impact of our April 2007 initial public offering, which raised net proceeds of $886 million. At September 30, 2014, our ratio of shareholders’ equity to total assets was 15.6%. Our liquidity alternatives include management and monitoring of the level of liquid assets held in our portfolio as well as the maintenance of alternative wholesale funding sources. For the year ended September 30, 2014, our liquidity ratio averaged 6.25% (which we compute as the sum of cash and cash equivalents plus unpledged investment securities for which ready markets exist, divided by total assets) and, through the Association, we had the ability to immediately borrow an additional $32.1 million from the FHLB of Cincinnati under existing credit arrangements along with $147.6 million from the Federal Reserve Bank of Cleveland. From the perspective of collateral value securing FHLB of Cincinnati advances, our capacity limit for additional borrowings beyond the immediately available limit at September 30, 2014 was $4.70 billion, subject to satisfaction of the FHLB of Cincinnati common stock ownership requirement. To satisfy the common stock ownership requirement we would have to increase our ownership of FHLB of Cincinnati common stock by an additional $94.1 million. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources.”
We continue to utilize a multi-faceted approach to support our efforts to instill customer and marketplace confidence. First, we provide thorough and timely information to all of our associates so as to prepare them for their day-to-day interactions with customers and other individuals who are not part of the Company. We believe that it is important that our customers and others sense the comfort level and confidence of our associates throughout their dealings. Second, we encourage our management team to maintain a presence and to be available in our branches and other areas of customer contact, so as to provide more opportunities for informal contact and interaction with our customers and community members. Third, our CEO remains accessible to both local and national media, as a spokesman for our institution as well as an observer and interpreter of financial marketplace situations and events. Fourth, we periodically include advertisements in local newspapers that display our strong capital levels and history of service. We also continue to emphasize our traditional tagline—“STRONG * STABLE * SAFE”—in our advertisements and branch displays. Finally, for customers who adhere to the old adage of trust but verify, we refer them to the safety/security rankings of a nationally recognized, independent rating organization that specializes in the evaluation of financial institutions, which has awarded the Association its highest rating for more than one hundred consecutive quarters.
Lending Activities
The Association’s principal lending activity is the origination of fixed-rate and adjustable-rate, first mortgage loans to purchase or refinance residential real estate. The Association also originates residential construction loans to individuals (for the construction of their personal residences by a qualified builder). The Association has also resumed its origination of home equity loans and lines of credit in Ohio and Florida.  We are also offering home equity lines of credit in 20 additional states. Between June 28, 2010 and March 20, 2012 the Association suspended the acceptance of new home equity line of credit applications. Effective March 20, 2012, the Association began offering new home equity lines of credit to qualifying existing home equity customers. In February 2013 we modified the product design and offered the product to all customers in Ohio, Florida and selected counties in Kentucky and in April 2013 we extended the offer to both existing home equity customers and new consumers in Ohio, Florida and selected counties in Kentucky. Over the course of the fiscal year ended September 30, 2014, we expanded the product offering to now include 21 states and the District of Columbia. Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation - Monitoring and Limiting Our Credit Risk for additional information regarding home equity loans and lines of credit. At September 30, 2014, residential real estate, fixed-rate and adjustable-rate, first mortgage loans totaled $8.98 billion, or 83.7% of our loan portfolio, home equity loans and lines of credit totaled $1.70 billion, or 15.8% of our loan portfolio, and residential construction loans totaled $57.1 million, or 0.5% of our loan portfolio. At September 30, 2014 adjustable-rate, residential real estate, first mortgage loans totaled $3.45 billion and comprised 32.1% of our loan portfolio.

Loan Portfolio Composition. The following table sets forth the composition of the portfolio of loans held for investment, by type of loan segregated by geographic location for the periods indicated, excluding loans held for sale. The majority of our construction loan portfolio is secured by properties located in Ohio and the balances of consumer loans are immaterial. Therefore, neither was segregated by geographic location.

	September 30,
	2014		2013		2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential Core(1)
Ohio	$5,986,801		$5,947,791		$6,088,264		$5,691,614		$4,843,804
Florida	1,570,087		1,465,907		1,396,612		1,269,242		1,168,701
Other	1,271,951		704,813		458,289		159,933		125,949
Total	8,828,839	82.2%	8,118,511	79.4%	7,943,165	76.5%	7,120,789	71.5%	6,138,454	65.4%
Residential Home Today(1)
Ohio	146,974		170,206		199,456		252,879		268,983
Florida	6,909		7,826		8,540		10,784		10,940
Other	313		321		329		356		610
Total	154,196	1.5	178,353	1.7	208,325	2.0	264,019	2.6	280,533	3.0
Home equity loans and lines of credit
Ohio	675,911		721,890		838,492		982,591		1,145,819
Florida	475,375		539,152		628,554		712,087		797,658
California	213,309		227,841		256,900		293,307		324,778
Other	332,334		369,515		431,550		503,213		580,435
Total	1,696,929	15.8	1,858,398	18.2	2,155,496	20.8	2,491,198	25.0	2,848,690	30.4
Construction	57,104	0.5	72,430	0.7	69,152	0.7	82,048	0.8	100,404	1.1
Consumer loans:
Automobile	—	—	—	—	—	—	—	—	1	—
Other loans	4,721	—	4,100	—	4,612	—	6,868	0.1	7,198	0.1
Total loans receivable	10,741,789	100.0%	10,231,792	100.0%	10,380,750	100.0%	9,964,922	100.0%	9,375,280	100.0%
Deferred loan fees, net	(1,155)		(13,171)		(18,561)		(19,854)		(15,283)
Loans in process	(28,585)		(42,018)		(36,736)		(37,147)		(45,008)
Allowance for loan losses	(81,362)		(92,537)		(100,464)		(156,978)		(133,240)
Total loans receivable, net	$10,630,687		$10,084,066		$10,224,989		$9,750,943		$9,181,749
 ______________________

(1)
Residential Core and Home Today loans are primarily one- to four-family residential mortgage loans. See the Residential Real Estate Mortgage Loans section which follows for a further description of Home Today and Core loans.

Loan Portfolio Maturities. The following table summarizes the scheduled repayments of the loan portfolio at September 30, 2014, according to each loan's final due date. Demand loans, loans having no stated repayment schedule or maturity, are reported as being due in the fiscal year ending September 30, 2015. Maturities are based on the final contractual payment date and do not reflect the impact of prepayments and scheduled principal amortization.

Due During the Years Ending September 30,	Residential Real Estate		Home Equity Loans and Lines of Credit	Construction Loans	Other Consumer Loans	Total
	Core	Home Today
	(In thousands)
2015	$619	$1	$1,942	$—	$4,721	$7,283
2016	3,612	15	1,654	—	—	5,281
2017	15,500	52	2,016	—	—	17,568
2018 to 2019	88,711	968	4,940	—	—	94,619
2020 to 2024	1,635,360	2,585	102,397	100	—	1,740,442
2025 to 2029	1,429,446	716	1,427,888	8,203	—	2,866,253
2030 and beyond	5,655,591	149,859	156,092	48,801	—	6,010,343
Total	$8,828,839	$154,196	$1,696,929	$57,104	$4,721	$10,741,789
The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at September 30, 2014 that are contractually due after September 30, 2015.

	Due After September 30, 2015
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
Residential Core	$5,375,300	$3,452,920	$8,828,220
Residential Home Today	154,097	98	154,195
Home Equity Loans and Lines of Credit(1)	22,837	1,672,150	1,694,987
Construction	37,747	19,357	57,104
Total	$5,589,981	$5,144,525	$10,734,506
Residential Real Estate Mortgage Loans. The Association’s primary lending activity is the origination of residential real estate mortgage loans. A comparison of 2014 data to the corresponding 2013 data can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.” The Association currently offers fixed-rate conventional mortgage loans with terms of 30 years or less that are fully amortizing with monthly loan payments, and adjustable-rate mortgage loans that amortize over a period of up to 30 years, provide an initial fixed interest rate for three or five years and then adjust annually. Effective March 11, 2009, the Association discontinued offering adjustable-rate, “interest only” residential real estate mortgage loans, where the borrower pays interest for an initial period (one, three or five years), after which the loan converts to a fully amortizing loan. At September 30, 2014, there were no longer any “interest only” residential real estate mortgage loans held in the Association's portfolio.
Historically, residential real estate mortgage loans were generally underwritten according to Fannie Mae’s dollar limit requirements, and the Association referred to loans that conformed to such limits as “conforming loans.” Effective July 1, 2010, Fannie Mae, the Association’s primary loan investor, implemented certain loan origination requirement changes affecting loan sale eligibility that, prior to May 2013, we had not fully adopted, as explained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation - Controlling Our Interest Rate Risk Exposure. The Association generally originates both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Office of Federal Housing Enterprise Oversight, which is currently $417,000 and $625,000, respectively, for single-family homes in most of our lending markets. The Association also originates loans in amounts that exceed the lending limit for conforming loans, which the Association refers to as “jumbo loans.” The Association generally underwrites jumbo loans in a manner similar to conforming loans. Jumbo loans are not uncommon in the Association’s market areas. During periods of high market activity, these jumbo loans are generally eligible for sale to various firms that specialize in purchasing non-conforming loans although, since the beginning of the 2008 recessionary period, there has been very limited activity with respect to the sale of non-conforming loans.

The Association has always considered the promotion of home ownership a primary goal. In that regard, it has historically offered affordable housing programs in all of its market areas. These programs are targeted toward low- and moderate-income home buyers. The Association’s primary program is called Home Today and is described in detail below. Prior to March 27, 2009, loans originated under the Home Today program had higher risk characteristics. The Association did not classify Home Today as a sub-prime lending program based on the exclusion provided to community development loans in the Expanded Guidance for Sub-prime Lending issued by the OTS and the OCC. In the aftermath of the 2008 financial crisis, a great deal of attention was focused on sub-prime lending and its negative effect on borrowers and financial markets. Borrowers in our Home Today program are not charged higher fees or interest rates than our Core (non-Home Today) borrowers. Home Today loans are not "interest only" or negative amortizing and contain no low initial payment features or adjustable interest rates, which are features often associated with sub-prime lending. While the credit risk profiles of the Association’s borrowers in the Home Today program are generally higher risk than the credit risk profiles of its Core borrowers, the Association attempts to mitigate that higher risk through the use of private mortgage insurance and continued pre- and post-purchase counseling. The Association’s philosophy has been to provide borrowers the opportunity for home ownership within their financial means.
Prior to March 27, 2009, through the Home Today program, the Association originated loans with its standard terms to borrowers who might not have otherwise qualified for such loans. After March 27, 2009 borrowers under the Home Today program are subject to substantially the same qualification requirements as Core borrowers. To qualify for the Association’s Home Today program, a borrower must complete financial management education and counseling and must be referred to the Association by a sponsoring organization with which the Association has partnered as part of the program. Borrowers must meet a minimum credit score threshold. The Association will originate loans with a loan-to-value ratio of up to 90% through its Home Today program, provided that any loan originated through this program with a loan-to-value ratio in excess of 80% must meet the underwriting criteria mandated by the Association's private mortgage insurance carrier. Because the Association previously applied less stringent underwriting and credit standards to these loans, the vast majority of loans originated under the Home Today program generally has greater credit risk than our Core residential real estate mortgage loans. Effective October 2007, the private mortgage insurance carrier that provides coverage for the Home Today loans with loan-to-value ratios in excess of 80% imposed more restrictive lending requirements that decreased the volume of Home Today lending, a decrease we expect will continue. As of September 30, 2014, the Association had $154.2 million of loans outstanding that were originated through its Home Today program, most of which were originated prior to March 27, 2009. Originations under the Home Today program have decreased significantly as a result of these new requirements. At September 30, 2014, of the loans that were originated under the Home Today program, 16.8% were delinquent 30 days or more in repayments, compared to 0.6% for the portfolio of Core loans as of that date. At September 30, 2014, $15.1 million, or 9.9%, of loans originated under the Home Today program were delinquent 90 days and over and $30.0 million of Home Today loans were non-accruing loans, representing 22.1% of total non-accruing loans as of that date. See “—Non-performing Assets and Restructured Loans—Delinquent Loans” for a discussion of the asset quality of this portion of the Association’s loan portfolio.
Prior to November 25, 2008 the Association also originated loans under its high loan-to-value program. These loans had initial loan-to-value ratios of 90% or greater and could be as high as 95%. To qualify for this program, the loan applicant was required to satisfy more stringent underwriting criteria (credit score, income qualification, and other criteria). Borrowers did not obtain private mortgage insurance with respect to these loans. High LTV loans were originated with higher interest rates than the Association’s other residential real estate loans. The Association believes that the higher credit quality of this portion of the portfolio offsets the risk of not requiring private mortgage insurance. While these loans were not initially covered by private mortgage insurance, the Association had negotiated with a private mortgage insurance carrier a contract under which, at the Association’s option, a pre-determined dollar amount of qualifying loans could be grouped and submitted to the carrier for pooled private mortgage insurance coverage. As of September 30, 2014, the Association had $131.8 million of loans outstanding that were originated through its High LTV program, $115.4 million of which the Association has insured through the private mortgage insurance carrier. The High LTV program was suspended on November 25, 2008.
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
The Association actively monitors its interest rate risk position to determine the desirable level of investment in fixed-rate mortgages. Prior to July 2010, depending primarily on market interest rates and its capital and liquidity positions, the Association elected to: (1) retain all of its newly originated longer-term, fixed-rate residential mortgage loans, (2) sell all or a portion of such loans in the secondary mortgage market to Fannie Mae or other purchasers; or (3) securitize such loans by selling the loans in exchange for mortgage-backed securities. Securitized loans can be sold more readily to meet liquidity or interest rate risk management needs, and have a lower risk-weight than the underlying loans, which reduces the Association’s regulatory capital requirements. While the sales of first mortgage loans remain strategically important for us, since fiscal 2010, they have played only a minor role in our management of interest rate risk.
The Association currently retains the servicing rights on all loans sold in order to generate fee income and reinforce its commitment to customer service. One- to four-family residential mortgage real estate loans that have been sold were underwritten generally to Fannie Mae guidelines and comply with applicable federal, state and local laws. At the time of the closing of these loans the Association owned the loans and subsequently sold them to Fannie Mae and others providing normal and customary representations and warranties, including representations and warranties related to compliance, generally with Fannie Mae underwriting standards. At the time of sale, the loans were free from encumbrances except for the mortgages filed by the Association which, with other underwriting documents, were subsequently assigned and delivered to Fannie Mae and others. For the fiscal years ended September 30, 2014 and 2013, the Association recognized servicing fees, net of amortization, related to these servicing rights of $6.8 million and $5.4 million, respectively. As of September 30, 2014 and 2013, the principal balance of loans serviced for others totaled $2.51 billion and $2.97 billion, respectively. On November 7, 2013, the Association entered into a resolution agreement with Fannie Mae pursuant to which, on November 14, 2013, the Association remitted $3.1 million to Fannie Mae. The remittance amount included $0.4 million related to outstanding mortgage insurance claim payments on 42 loans. Under the terms of the resolution agreement, Fannie Mae withdrew all outstanding repurchase and make-whole demands and generally waived its right to enforce future repurchase obligations with respect to all mortgage loans (approximately 23,400 active loans or loans with a remaining balance) that were originated by the Association between January 1, 2000 and December 31, 2008 and delivered to Fannie Mae prior to January 1, 2009. At September 30, 2014, substantially all of the loans serviced for Fannie Mae and others were performing in accordance with their contractual terms and management believes that it has no material repurchase obligations associated with these loans. However, an accrual for $1.1 million has been maintained for potential repurchase or loss reimbursement requests at September 30, 2014. Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Policies: Mortgage Servicing Rights for further discussion.
The Association currently offers “Smart Rate” adjustable-rate mortgage loan products secured by residential properties with interest rates that are fixed for an initial period of three or five years, after which the interest rate generally resets every year based upon a contractual spread or margin above the Prime Rate as published in the Wall Street Journal. These adjustable-rate loans provide the borrower with an attractive rate reset option, based on the Association’s then current lending rates. Prior to July 2010, the Association’s adjustable-rate mortgage loan products secured by residential properties offered interest rates that were fixed for an initial period ranging from one year to five years, after which the interest rate generally reset every year based upon a contractual spread or margin above the average yield on U.S. Treasury securities, adjusted to a constant maturity of one year, as published weekly by the FRS (“Traditional ARM”). All of the Association’s adjustable-rate mortgage loans are subject to periodic and lifetime limitations on interest rate changes. Prior to March 11, 2009, the Association offered mortgage loans where the borrower paid only interest for a portion of the loan term (“Interest-only ARM”). All of its adjustable-rate mortgage loans with initial fixed-rate periods of one, three or five years have initial and periodic caps of two percentage points on interest rate changes, with a cap of six percentage points for the life of the loan for Traditional ARM and Interest-only ARM loans and five or six percentage points for the life of Smart Rate loans. Previously, the Association also offered Traditional ARM loans with an initial fixed-rate period of seven years. Loans originated under that program, which was discontinued in August 2007, had a cap of five percentage points on the initial change in interest rate, with a two percentage point cap on subsequent changes and a cap of five percentage points for the life of the loan. Many of the borrowers who select adjustable-rate mortgage loans have shorter-term credit needs than those who select long-term, fixed-rate mortgage loans. The Association will permit borrowers to convert non-“Smart Rate” adjustable-rate mortgage loans into fixed-rate mortgage loans at no cost to the borrower. The Association has never offered “Option ARM” loans, where borrowers can pay less than the interest owed on their loan, resulting in an increased principal balance during the life of the loan. At September 30, 2014, "Smart Rate" adjustable-rate mortgage loans totaled $3.29 billion, or 94.6% of the adjustable-rate mortgage loan portfolio and Traditional ARMs totaled $189.4 million, or 5.4% of the adjustable-rate mortgage loan portfolio.
Adjustable-rate mortgage loans generally present different credit risks than fixed-rate mortgage loans primarily because the underlying debt service payments of the borrowers increase as interest rates increase, thereby increasing the potential for default. "Interest only" loans present different credit risks than fully amortizing loans, as the principal balance of the loan does not decrease during the interest-only period. As a result, the Association’s exposure to loss of principal in the event of default does not decrease during this period. At September 30, 2014, there were no longer any “interest only” residential real estate mortgage loans held in the Association's portfolio.
The Association requires title insurance on all of its residential real estate mortgage loans. The Association also requires that borrowers maintain fire and extended coverage casualty insurance (and, if appropriate, flood insurance up to $250 thousand) in an amount at least equal to the lesser of the loan balance or the replacement cost of the improvements. A majority of its residential real estate mortgage loans have a mortgage escrow account from which disbursements are made for real estate taxes and to a lesser extent for hazard insurance and flood insurance. The Association does not conduct environmental testing on residential real estate mortgage loans unless specific concerns for hazards are identified by the appraiser used in connection with the origination of the loan.
Home Equity Loans and Home Equity Lines of Credit. The Association offers home equity loans and home equity lines of credit, which are primarily secured by a second mortgage on residences. The level of home equity products varied significantly between June 28, 2010 and September 30, 2014. Prior to June 28, 2010, the Association offered home equity loans and home equity lines of credit. The Association also offered a home equity lending product that was secured by a third mortgage, although the Association only originated this loan to borrowers where the Association also held the second mortgage. Between June 28, 2010 and March 19, 2012, we suspended the acceptance of new home equity credit applications with the exception of bridge loans and, in accordance with a reduction plan that was accepted by our primary federal banking regulator in December 2010, we actively pursued strategies to decrease the outstanding balance of our home equity lending portfolio as well as our exposure to undrawn home equity lines of credit. During the quarter ended June 30, 2011, we achieved the balance and exposure reduction targets included in the home equity lending reduction plan. Beginning March 20, 2012, we again offered new home equity lines of credit to qualifying existing home equity customers. In February 2013 we further modified the product design and in April 2013 we extended the offer to both existing home equity customers and new consumers in Ohio, Florida and selected counties in Kentucky. Over the course of the fiscal year ended September 30, 2014, we expanded the home equity product offering to now include 21 states and the District of Columbia. These offers were, and are, subject to certain property and credit performance conditions which, among other items, related to CLTV, geography, borrower income verification, minimum credit scores and draw period duration. At September 30, 2014 and 2013, home equity loans totaled $162.1 million, or 1.5%, and $167.0 million, or 1.6%, respectively, of total loans receivable (which included $135.9 million and $128.9 million respectively, of home equity lines of credit which were in the amortization period and no longer eligible to be drawn upon and $1.1 million and $1.5 million of bridge loans), and home equity lines of credit totaled $1.53 billion, or 14.3%, and $1.69 billion, or 16.5%, respectively, of total loans receivable. A bridge loan permits a borrower to utilize the existing equity in their current home to fund the purchase of a new home before the current home is sold. Bridge loans are originated for a one-year term, with no prepayment penalties. These loans have fixed interest rates, and are currently limited to a combined 80% loan-to-value ratio (first and second mortgage liens). The Association charges a closing fee with respect to bridge loans. Additionally, at September 30, 2014 and 2013, the unadvanced amounts of home equity lines of credit totaled $1.13 billion and $1.14 billion, respectively.
Prior to June 28, 2010, the underwriting standards for home equity loans and home equity lines of credit included an evaluation of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. In addition, prior to June 28, 2010, through a series of modifications and program adjustments, the home equity lending parameters became increasingly restrictive and included the additional evaluation of the applicant’s employment and income verification. From a geographic perspective, product offerings peaked in 2008 when offers were extended (primarily via direct mail) to targeted borrowers in 18 states. Generally, the least restrictive qualification, and the most attractive product features from a borrower’s perspective were in place during portions of fiscal 2006 and 2007, when combined loan-to-value ratios of up to 89.99% were permitted, minimum credit scores reduced to 620, maximum loan amounts reached $250,000 and pricing for lines of credit reached Prime minus 1.01% when drawn balances exceeded $50,000. The Association originated its home equity loans and home equity lines of credit without application fees (except for bridge loans) or borrower-paid closing costs. Home equity loans were offered with fixed interest rates, were fully amortizing and had terms of up to 15 years. The Association’s home equity lines of credit were offered with adjustable rates of interest indexed to the Prime Rate, as reported in The Wall Street Journal.

The following table sets forth credit exposure, principal balance, percent delinquent 90 days or more, the mean CLTV percent at the time of origination and the current CLTV percent of our home equity loans, home equity lines of credit and bridge loan portfolio as of September 30, 2014. Home equity lines of credit in the draw period are reported according to geographical distribution.

	Credit Exposure	Principal Balance	Percent Delinquent 90 days or more	Mean CLTV Percent at Origination(2)	Current Mean CLTV Percent(3)
	(Dollars in thousands)
Home equity lines of credit in draw period (by state):
Ohio	$1,226,533	$578,484	0.18%	59%	61%
Florida	637,856	455,730	0.52%	62%	75%
California	297,030	203,798	0.11%	67%	65%
Other(1)	501,662	296,804	0.30%	63%	66%
Total home equity lines of credit in draw period	2,663,081	1,534,816	0.29%	61%	65%
Home equity lines in repayment, home equity loans and bridge loans	162,113	162,113	2.79%	67%	52%
Total	$2,825,194	$1,696,929	0.53%	62%	63%
______________________

(1)	No individual other state has a committed or drawn balance greater than 10% of total loans and 5% of equities.

(2)	Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.

(3)
Current Mean CLTV is based on best available first mortgage and property values as of September 30, 2014. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.

At September 30, 2014, 42.8% of our home equity lending portfolio was either in first lien position (25.4%) or was in a subordinate (second) lien position behind a first lien that we held (8.2%) or behind a first lien that was held by a loan that we originated, sold and now service for others (9.2%). At September 30, 2014, 19.0% of our home equity line of credit portfolio in the draw period was making only the minimum payment on their outstanding line balance.

The following table sets forth by calendar year, the credit exposure, principal balance, percent delinquent 90 days or more, the mean CLTV percent at the time of origination and the current mean CLTV percent of our home equity loans, home equity lines of credit and bridge loan portfolio as of September 30, 2014. Home equity lines of credit in the draw period are included in the year originated:

	Credit Exposure	Principal Balance	Percent Delinquent 90 Days or More	Mean CLTV Percent at Origination(1)	Current Mean CLTV Percent(2)
	(Dollars in thousands)
Home equity lines of credit in draw period:
2004 and prior	$560,936	$295,239	0.42%	55%	57%
2005	95,205	56,841	0.59%	67%	69%
2006	233,814	150,815	0.47%	65%	75%
2007	363,680	254,066	0.39%	67%	77%
2008	768,840	491,409	0.23%	63%	66%
2009	310,301	154,589	0.06%	55%	59%
2010	27,234	12,303	—%	57%	55%
2011 (3)	232	160	—%	39%	53%
2012	27,641	12,291	—%	51%	48%
2013	82,649	37,651	—%	59%	55%
2014	192,549	69,452	—%	60%	59%
Total home equity lines of credit in draw period	2,663,081	1,534,816	0.29%	61%	65%
Home equity lines in repayment, home equity loans and bridge loans	162,113	162,113	2.79%	67%	52%
Total	$2,825,194	$1,696,929	0.53%	62%	63%
______________________

(1)	Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.

(2)
Current Mean CLTV is based on best available first mortgage and property values as of September 30, 2014. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.

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

The following table sets forth by fiscal year that the draw period expires, the principal balance of home equity lines of credit in the draw period as of September 30, 2014, segregated by the current combined LTV range.

	Current CLTV Category
Home equity lines of credit in draw period (by End of Draw Fiscal Year):	< 80%	80 - 89.9%	90 - 100%	>100%	Unknown (2)	Total
	(Dollars in thousands)
2015	$51,497	$8,882	$8,153	$5,872	$1,073	$75,477
2016	81,562	20,460	19,030	39,256	818	161,126
2017	127,045	35,683	29,427	68,788	4,235	265,178
2018 (1)	380,331	85,249	64,022	68,265	8,094	605,961
2019 (1)	321,392	48,931	12,543	5,555	5,918	394,339
2020	28,449	3,017	528	314	214	32,522
Post 2020	113	6	44	—	50	213
Total	$990,389	$202,228	$133,747	$188,050	$20,402	$1,534,816
______________________

(1)
Home equity lines of credit whose draw period ends in fiscal years 2018 and 2019, include $19,446 and $82,812, respectively, of lines where the customer has an amortizing payment during the draw period.

(2)	Market data necessary for stratification is not readily available.
As shown in the origination by year table,which is the second preceding table above, the percents of loans delinquent 90 days or more (seriously delinquent) originated during the years preceding the 2008 financial and housing crisis are comparatively higher than the years following 2008. Those years saw rapidly increasing housing prices, especially in our Florida market. As the housing prices declined along with the general economic downturn and higher levels of unemployment that accompanied the 2008 financial crisis, we see that reflected in delinquencies for those years. Home equity lines of credit originated during those years also saw higher loan amounts, higher permitted loan-to-value ratios, and lower credit scores. Reflective of the general decrease in housing values since 2006 and through the aftermath of the 2008 financial crisis, current mean CLTV percentages remain higher than the mean CLTV percentages at origination.
In light of the past weakness in the housing market, the current level of delinquencies and the uncertainty with respect to future employment levels and economic prospects, we currently conduct an expanded loan level evaluation of our home equity lines of credit which are delinquent 90 days or more.
The following table sets forth the breakdown of current mean CLTV percentages for our home equity lines of credit in the draw period as of September 30, 2014.

	Credit Exposure	Principal Balance	Percent of Total	Percent Delinquent 90 days or More	Mean CLTV Percent at Origination(2)	Current Mean CLTV Percent(3)
	(Dollars in thousands)
Home equity lines of credit in draw period (by current mean CLTV):
< 80%	$1,950,752	$990,389	64.5%	0.26%	55%	54%
80 - 89.9%	300,706	202,228	13.2%	0.48%	77%	85%
90 - 100%	170,726	133,747	8.7%	0.26%	79%	94%
> 100%	205,313	188,050	12.3%	0.31%	80%	120%
Unknown (1)	35,584	20,402	1.3%	—%	55%	(1)
	$2,663,081	$1,534,816	100.0%	0.29%	61%	65%
______________________

(1)	Market data necessary for stratification is not readily available.

(2)	Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.

(3)
Current Mean CLTV is based on best available first mortgage and property values as of September 30, 2014. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.
Construction Loans. The Association originates construction loans to individuals for the construction of their personal single-family residence by a qualified builder (construction/permanent loans). The Association’s construction/permanent loans generally provide for disbursements to the builder or sub-contractors during the construction phase as work progresses. During the construction phase, the borrower only pays interest on the drawn balance. Upon completion of construction, the loan converts to a permanent amortizing loan without the expense of a second closing. The Association offers construction/permanent loans with fixed or adjustable rates, and a current maximum loan-to-completed-appraised value ratio of 80%. At September 30, 2014, construction loans totaled $57.1 million, or 0.5% of total loans receivable. At September 30, 2014, the unadvanced portion of these construction loans totaled $28.6 million.
The Association’s builder loans consisted of loans for homes that had been pre-sold as well as loans to developers that build homes before a buyer has been identified. Effective August 30, 2011, the Association made the strategic decision to exit the commercial construction loan business and ceased accepting new builder relationships. Builder commitments in place at that time were honored for a limited period, giving our customers the ability to secure new borrowing relationships. At September 30, 2014, no balances remain in the builder loan portfolio. The balance at September 30, 2013 was $1.4 million.
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
Loan Originations, Purchases, Sales, Participations and Servicing. Lending activities are conducted primarily by the Association’s loan personnel (all of whom are salaried employees) operating at our main and branch office locations and at our loan production offices. All loans that the Association originates are underwritten pursuant to its policies and procedures, which are generally consistent with Fannie Mae underwriting guidelines, subject to the discussion below. The Association originates both adjustable-rate and fixed-rate loans and advertises extensively throughout its market area. Its ability to originate fixed- or adjustable-rate loans is dependent upon the relative consumer demand for such loans, which is affected by current market interest rates as well as anticipated future market interest rates. The Association’s loan origination and sales activity may be adversely affected by a rising interest rate environment or economic recession, which typically results in decreased loan demand. Most of the Association’s residential real estate mortgage loan originations are generated by its in-house loan representatives, by direct mail solicitations, by referrals from existing or past customers, by referrals from local builders and real estate brokers, from calls to its telephone call center and from the internet. From 2005 to October 2010, the Association maintained a relationship with one mortgage broker, which is affiliated with a national builder.
The Association decides whether to retain the loans that it originates, sell loans in the secondary market or securitize loans after evaluating current and projected market interest rates, its interest rate risk objectives, its liquidity needs and other factors. The Association sold to Fannie Mae, in either whole loan or security form, $76.0 million of long-term, fixed-rate residential real estate mortgage loans (all on a servicing retained basis) during the fiscal year ended September 30, 2014. In addition to sales to Fannie Mae, during the fiscal year ended September 30, 2013, the Association also sold to private parties, non-agency eligible, long-term fixed-rate and adjustable-rate loans on a servicing retained basis. As described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation - Controlling Our Interest Rate Risk Exposure, effective July 1, 2010, Fannie Mae, historically the Association’s primary loan investor, implemented certain loan origination requirement changes affecting loan eligibility that, prior to May 2013, we had not adopted. In May 2013, we implemented loan origination changes with respect to a portion of our loan originations, which were approved by Fannie Mae on November 15, 2013, which allow that portion of our first mortgage loan originations that were processed using the revised procedures to be eligible for securitization and sale in Fannie Mae mortgage backed security form. The balance of loans held for sale was $5.0 million at September 30, 2014 all of which were originated pursuant to the stipulations of Fannie Mae's HARP II.
Historically, the Association has retained the servicing rights on all residential real estate mortgage loans that it has sold, and intends to continue this practice into the future. At September 30, 2014, the Association serviced loans owned by others with a principal balance of $2.51 billion, including $4.8 million of loans sold to Fannie Mae subject to recourse. All recourse sales occurred prior to the year 2000. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. The

Association retains a portion of the interest paid by the borrower on the loans it services as consideration for its servicing activities. The Association did not enter into any loan participations during the fiscal year ended September 30, 2014 and does not expect to do so in the near future.
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
Delinquent Loans. The following tables set forth the number and recorded investment in loan delinquencies by type, segregated by geographic location and severity of delinquency at the dates indicated. The construction loan portfolio is secured by properties located in Ohio and there were no delinquencies in the consumer and other loan portfolios; therefore, neither was segregated by geography.

	Loans Delinquent For
	30-89 Days		90 Days or Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
September 30, 2014
Real estate loans:
Residential Core
Ohio	108	$10,416	263	$22,218	371	$32,634
Florida	14	2,006	141	14,291	155	16,297
Other	3	544	4	942	7	1,486
Total Residential Core	125	12,966	408	37,451	533	50,417
Residential Home Today
Ohio	168	9,797	328	14,256	496	24,053
Florida	9	643	18	849	27	1,492
Total Residential Home Today	177	10,440	346	15,105	523	25,545
Home equity loans and lines of credit
Ohio	123	3,753	214	3,637	337	7,390
Florida	36	2,365	184	3,010	220	5,375
California	11	753	16	298	27	1,051
Other	21	958	59	2,092	80	3,050
Total Home equity loans and lines of credit	191	7,829	473	9,037	664	16,866
Construction	1	200	—	—	1	200
Other consumer loans	—	—	—	—	—	—
Total	494	$31,435	1,227	$61,593	1,721	$93,028

	Loans Delinquent For
	30-89 Days		90 Days or Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
September 30, 2013
Real estate loans:
Residential Core
Ohio	165	$17,064	340	$31,498	505	$48,562
Florida	17	2,743	200	24,405	217	27,148
Other	3	465	3	581	6	1,046
Total Residential Core	185	20,272	543	56,484	728	76,756
Residential Home Today
Ohio	213	14,213	377	17,748	590	31,961
Florida	6	373	16	593	22	966
Total Residential Home Today	219	14,586	393	18,341	612	32,927
Home equity loans and lines of credit
Ohio	151	5,304	200	5,132	351	10,436
Florida	56	4,228	170	3,589	226	7,817
California	9	749	27	1,479	36	2,228
Other	30	1,990	49	1,842	79	3,832
Total Home equity loans and lines of credit	246	12,271	446	12,042	692	24,313
Construction	—	—	2	41	2	41
Other consumer loans	—	—	—	—	—	—
Total	650	$47,129	1,384	$86,908	2,034	$134,037

	Loans Delinquent For
	30-89 Days		90 Days or Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
September 30, 2012
Real estate loans:
Residential Core
Ohio	181	$19,301	436	$43,871	617	$63,172
Florida	32	5,974	258	30,873	290	36,847
Other	2	401	1	63	3	464
Total Residential Core	215	25,676	695	74,807	910	100,483
Residential Home Today
Ohio	208	15,068	519	26,604	727	41,672
Florida	7	542	21	913	28	1,455
Total Residential Home Today	215	15,610	540	27,517	755	43,127
Home equity loans and lines of credit
Ohio	133	4,572	145	5,994	278	10,566
Florida	58	3,657	94	6,210	152	9,867
California	16	1,637	20	1,863	36	3,500
Other	27	2,020	43	2,520	70	4,540
Total Home equity loans and lines of credit	234	11,886	302	16,587	536	28,473
Construction	—	—	8	377	8	377
Other consumer loans	—	—	—	—	—	—
Total	664	$53,172	1,545	$119,288	2,209	$172,460

	Loans Delinquent For
	30-89 Days		90 Days or Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
September 30, 2011
Real estate loans:
Residential Core
Ohio	204	$20,315	529	$62,340	733	$82,655
Florida	37	8,438	272	55,700	309	64,138
Other	3	574	4	477	7	1,051
Total Residential Core	244	29,327	805	118,517	1,049	147,844
Residential Home Today
Ohio	213	18,395	634	57,664	847	76,059
Florida	11	1,135	25	2,321	36	3,456
Total Residential Home Today	224	19,530	659	59,985	883	79,515
Home equity loans and lines of credit
Ohio	158	5,457	227	10,553	385	16,010
Florida	103	7,408	149	16,211	252	23,619
California	18	1,789	20	2,207	38	3,996
Other	36	2,771	81	7,550	117	10,321
Total Home equity loans and lines of credit	315	17,425	477	36,521	792	53,946
Construction	1	72	20	3,770	21	3,842
Other consumer loans	—	—	—	—	—	—
Total	784	$66,354	1,961	$218,793	2,745	$285,147

	Loans Delinquent For
	30-89 Days		90 Days or Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
September 30, 2010
Real estate loans:
Residential Core
Ohio	215	$21,182	582	$68,845	797	$90,027
Florida	42	8,597	244	51,765	286	60,362
Other	5	902	4	991	9	1,893
Total Residential Core	262	30,681	830	121,601	1,092	152,282
Residential Home Today
Ohio	230	20,879	807	72,265	1,037	93,144
Florida	9	927	26	2,566	35	3,493
Total Residential Home Today	239	21,806	833	74,831	1,072	96,637
Home equity loans and lines of credit
Ohio	223	6,830	354	16,255	577	23,085
Florida	118	9,979	233	23,277	351	33,256
California	16	1,401	27	3,584	43	4,985
Other	49	3,167	111	10,832	160	13,999
Total Home equity loans and lines of credit	406	21,377	725	53,948	1,131	75,325
Construction	2	558	31	3,980	33	4,538
Other consumer loans	—	—	2	1	2	1
Total	909	$74,422	2,421	$254,361	3,330	$328,783
Total loans seriously delinquent (i.e. delinquent 90 days or over) decreased 0.28% to 0.57% of total net loans at September 30, 2014, from 0.85% at September 30, 2013. Seriously delinquent loans to total net loans decreased in the residential Core portfolio from 0.56% to 0.35%. Such loans in the residential Home Today portfolio decreased from 0.18% to 0.14%; and in the home equity loans and lines of credit portfolio decreased from 0.10% to 0.08%. The SVA charge-off that was recorded during the quarter ended December 31, 2011 contributed to the decrease in the reported balances of delinquent and nonperforming loans during fiscal 2012. The balance of the SVA at September 30, 2011 was $55.5 million. During the last several years, the inability of borrowers to repay their loans is primarily a result of high unemployment and uncertain economic prospects in our primary lending markets. Although regional employment levels have improved, the breadth and sustainability of the economic recovery remains tenuous and accordingly, we expect some borrowers who are current on their loans at September 30, 2014 to experience payment problems in the future. The excess number of housing units available for sale in certain markets today also may limit a borrower's ability to sell a home he or she can no longer afford. In many Florida areas, housing values continue to remain depressed due to prior rapid building and speculation, which has resulted in considerable inventory on the market and may limit a borrower’s ability to sell a home. As a result, we expect the level of loans delinquent 90 days or more will remain elevated in the foreseeable future.
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
Loans are placed in non-accrual status when they are contractually 90 days or more past due or if collection of principal or interest in full is in doubt. Loans modified in troubled debt restructurings that were in non-accrual status prior to the restructurings remain in non-accrual status for a minimum of six months. Beginning with the quarter ended March 31, 2012, home equity loans and lines of credit which are subordinate to a first mortgage lien where the customer is seriously delinquent, are placed in non-accrual status. Beginning in the quarter ended September 30, 2012, loans in Chapter 7 bankruptcy status where all borrowers have been discharged from their mortgage obligation are placed in non-accrual status. Beginning in the quarter ended June 30, 2014, loans in Chapter 7 bankruptcy status where all borrowers had filed, and had not reaffirmed or been dismissed, are also placed in non-accrual status. For discussion on interest recognition, see Note 5. LOANS AND ALLOWANCE FOR LOAN LOSSES.

The table below sets forth the recorded investments and categories of our non-performing assets and troubled debt restructurings at the dates indicated.

	September 30,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
Residential Core	$79,388	$91,048	$105,780	$125,014	$135,109
Residential Home Today	29,960	34,813	41,087	69,602	91,985
Home equity loans and lines of credit(1)	26,189	29,943	35,316	36,872	54,481
Construction	—	41	377	3,770	4,994
Other consumer loans	—	—	—	—	1
Total non-accrual loans(2)(3)(4)	135,537	155,845	182,560	235,258	286,570
Real estate owned	21,768	22,666	19,647	19,155	15,912
Other non-performing assets	—	—	—	—	—
Total non-performing assets	$157,305	$178,511	$202,207	$254,413	$302,482
Ratios:
Total non-accrual loans to total loans	1.27%	1.53%	1.77%	2.37%	3.08%
Total non-accrual loans to total assets	1.15%	1.38%	1.58%	2.16%	2.59%
Total non-performing assets to total assets	1.33%	1.58%	1.76%	2.34%	2.73%
Troubled debt restructurings (not included in non-accrual loans above):
Real estate loans:
Residential Core	$59,630	$63,045	$66,988	$50,841	$39,167
Residential Home Today	39,148	46,435	57,168	67,240	47,601
Home equity loans and lines of credit	8,117	7,092	9,761	2,171	3,430
Construction	—	259	613	863	—
Total	$106,895	$116,831	$134,530	$121,115	$90,198
______________________

(1)
The totals at September 30, 2014, 2013 and 2012 include $2.5 million, $5.3 million and $8.8 million of performing home equity lines of credit, pursuant to regulatory guidance regarding senior lien delinquency issued in January 2012.

(2)
At September 30, 2014, 2013, 2012, 2011 and 2010 includes $58.7 million, $54.3 million, $47.7 million, $16.5 million and $32.2 million respectively, in troubled debt restructurings which: are less than 90 days past due but included with non-accrual loans for a minimum period of six months from the restructuring date due to their non-accrual status prior to restructuring; because they have been partially charged off; or because all borrowers have filed Chapter 7 bankruptcy, and had not reaffirmed or been dismissed.

(3)
Includes $20.9 million, $30.6 million, $39.1 million, $28.6 million, and $12.3 million in troubled debt restructurings that are 90 days or more past due as of September 30, 2014, 2013, 2012, 2011, and 2010, respectively.

(4)
During the quarter ended December 31, 2011, in accordance with an OCC directive, our SVAs (which had a balance of $55.5 million as of September 30, 2011) were charged off, which reduced the balance of non-accrual loans.

The gross interest income that would have been recorded during the year ended September 30, 2014 on non-accrual loans if they had been accruing during the entire period and troubled debt restructurings if they had been current and performing in accordance with their original terms during the entire period was $13.7 million. The interest income recognized on those loans included in net income for the year ended September 30, 2014 was $6.7 million.
Impaired Loans. A loan is considered impaired when, based on current information and events, it is probable that the Association will be unable to collect the scheduled payments of principal and interest according to the contractual terms of the loan agreement. For discussion on impairment measurement, see Note 5. LOANS AND ALLOWANCE FOR LOAN LOSSES.
The recorded investment of impaired loans includes accruing troubled debt restructurings and loans that are returned to accrual status when contractual payments are less than 90 days past due. Also, the recorded investment of non-accrual loans includes loans that are not included in the recorded investment of impaired loans because they are included in loans collectively evaluated for impairment. The table below sets forth a reconciliation of the recorded investments and categories between non-accrual loans and impaired loans at the dates indicated.

	At or For the Years Ended September 30,
	2014	2013	2012	2011	2010
Balance of Non-Accrual Loans	$135,537	$155,845	$182,560	$235,258	$286,570
Accruing TDRs	106,895	116,831	134,530	121,115	90,243
Performing Impaired Loans	5,389	7,761	2,776	7,975	8,600
Less Loans Collectively Evaluated	(14,435)	(17,396)	(20,996)	(24,576)	(44,700)
Balance of Total Impaired loans	$233,386	$263,041	$298,870	$339,772	$340,713
The level of loan modifications has decreased, resulting in $186.4 million of total (accrual and non-accrual) troubled debt restructurings recorded at September 30, 2014, a $15.3 million decrease from September 30, 2013. Of the $186.4 million of troubled debt restructurings recorded at September 30, 2014, $105.6 million is in the residential, Core portfolio and $60.1 million is in the Home Today portfolio.
Troubled debt restructuring is a method used to help families keep their homes and preserve our neighborhoods. This involves making changes to the borrowers’ loan terms through interest rate reductions, either for a specific period or for the remaining term of the loan; term extensions including those beyond that provided in the original agreement; principal forgiveness; capitalization of delinquent payments in special situations; or some combination of the above. Loans discharged through Chapter 7 bankruptcy are also reported as TDRs per OCC interpretive guidance issued in July 2012. For discussion on impairment measurement, see Note 5. LOANS AND ALLOWANCE FOR LOAN LOSSES.

The following table sets forth the recorded investments of accrual and non-accrual troubled debt restructurings, by the types of concessions granted as of September 30, 2014.

	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Modifications	Bankruptcy	Total
	(In thousands)
Accrual
Residential Core	$14,236	$942	$8,227	$16,512	$11,549	$8,164	$59,630
Residential Home Today	7,379	—	4,615	12,874	13,180	1,100	39,148
Home equity loans and lines of credit	74	1,632	541	1,018	362	4,490	8,117
Construction	—	—	—	—	—	—	—
Total	$21,689	$2,574	$13,383	$30,404	$25,091	$13,754	$106,895
Non-Accrual, Performing
Residential Core	$1,803	$169	$541	$3,412	$8,957	$20,648	$35,530
Residential Home Today	1,698	14	1,060	933	4,740	3,542	11,987
Home equity loans and lines of credit	—	201	135	195	349	10,285	11,165
Construction	—	—	—	—	—	—	—
Total	$3,501	$384	$1,736	$4,540	$14,046	$34,475	$58,682
Non-Accrual, Non-Performing
Residential Core	$654	$154	$1,480	$1,189	$2,181	$4,764	$10,422
Residential Home Today	2,297	64	1,773	1,278	2,903	659	8,974
Home equity loans and lines of credit	—	—	93	—	108	1,254	1,455
Construction	—	—	—	—	—	—	—
Total	$2,951	$218	$3,346	$2,467	$5,192	$6,677	$20,851
Total Troubled Debt Restructurings
Residential Core	$16,693	$1,265	$10,248	$21,113	$22,687	$33,576	$105,582
Residential Home Today	11,374	78	7,448	15,085	20,823	5,301	60,109
Home equity loans and lines of credit	74	1,833	769	1,213	819	16,029	20,737
Construction	—	—	—	—	—	—	—
Total	$28,141	$3,176	$18,465	$37,411	$44,329	$54,906	$186,428
Troubled debt restructurings in accrual status are loans accruing interest and performing according to the terms of the restructuring. To be performing, a loan must be less than 90 days past due as of the report date. Non-accrual, performing status indicates that a loan was: not accruing interest at the time of modification, continues not to accrue interest and is performing according to the terms of the restructuring, but has not been current for at least six consecutive months since its modification; has a partial charge-off; or is being classified as non-accrual per the OCC guidance on loans in Chapter 7 bankruptcy status, where all borrowers have filed and have not reaffirmed or been dismissed. Non-accrual, non-performing status includes loans that are not accruing interest because they are greater than 90 days past due and therefore not performing according to the terms of the restructuring.
Real Estate Owned. Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until sold. When property is acquired, it is recorded at the estimated fair market value at the date of foreclosure less estimated costs to sell, establishing a new cost basis. Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions. Subsequent to acquisition, real estate owned is carried at the lower of the cost basis or estimated fair market value less estimated costs to sell. Increases in the fair market value are recognized through income not exceeding the valuation allowance. Holding costs and declines in estimated fair market value result in charges to expense after acquisition. At September 30, 2014, we had $21.8 million in real estate owned.

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
When we classify assets as either substandard or doubtful, we allocate a portion of the related general loss allowances to such assets as we deem prudent. The allowance for loan losses is the amount estimated by management as necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. When we classify a problem asset as loss, we charge-off that portion of the asset that is uncollectible. Our determinations as to the classification of our assets and the amount of our loss allowances are subject to review by the Association's primary federal regulator, the OCC, which can require that we establish additional loss allowances. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of our review of assets at September 30, 2014, the recorded investment of classified assets consists of substandard assets of $166.5 million, including $21.8 million of real estate owned, and $6.1 million of assets designated special mention. As of September 30, 2014, there were no individual assets with balances exceeding $1 million, classified as substandard. Substandard assets at September 30, 2014 include $61.6 million of loans 90 or more days past due and $83.1 million of loans less than 90 days past due displaying a weakness sufficient to warrant an adverse classification, the majority of which are troubled debt restructurings.
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

(2)
general valuation allowances, which are comprised of quantitative GVAs, which are general allowances for loan losses for each loan type based on historical loan loss experience and qualitative GVAs which are adjustments to the quantitative GVAs, maintained to cover uncertainties that affect our estimate of incurred probable losses for each loan type.

In an October 2011 directive applicable to institutions subject to its regulation, the OCC required all SVAs on collateral dependent loans maintained by savings institutions to be charged off by March 31, 2012. As permitted, the Association elected to early-adopt this methodology effective for the quarter ended December 31, 2011. Additionally, the OCC issued guidance in July 2012 which requires loans, where at least one borrower has been discharged of their obligation, in Chapter 7 bankruptcy, to be classified as troubled debt restructurings. Also required is the charge off of performing loans to collateral value when all borrowers have had their obligations discharged in Chapter 7 bankruptcy, regardless of how long the loans have been performing. As a result, reported loan charge-offs for the year ended September 30, 2012 were impacted by the charge-off of SVAs, which had a balance of $55.5 million at September 30, 2011 and the charge-off of $15.8 million in connection with the Chapter 7 related guidance. The one-time SVA related charge-off did not materially impact the provision for loan losses for the year ended September 30, 2012; however, reported loan charge-offs during the year ended September 30, 2012 increased and the balance of the allowance for loan losses as of September 30, 2012 decreased accordingly. Additionally, the SVA charge-off contributed to the decrease in the reported balances of seriously delinquent and non-accrual loans for the year ended September 30, 2012. As a result of our adoption of this required change, effective for the year ended September 30, 2012 and prospectively, the balance of the SVA component of the allowance for loan losses was and will be zero. The Chapter 7 related charge-offs increased the provision for loan losses for the year ended September 30, 2012.
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
When loan modifications qualify as troubled debt restructurings and the loans are performing according to the terms of the restructuring, we record an IVA based on the present value of expected future cash flows, which includes a factor for subsequent potential defaults, discounted at the effective interest rate of the original loan contract. Potential defaults are distinguished from re-modifications as borrowers who default are not eligible for re-modification. At September 30, 2014, the balance of such IVAs was $15.8 million. In instances when loans require re-modification, additional valuation allowances may be required. The new valuation allowance on a re-modified loan is calculated based on the present value of the expected cash flows, discounted at the effective interest rate of the original loan contract, considering the new terms of the modification agreement. Due to the immaterial amount of this exposure to date, we continue to capture this exposure as a component of our qualitative GVA evaluation. The significance of this exposure will be monitored and if warranted, we will enhance our loan loss methodology to include a new default factor (developed to reflect the estimated impact to the balance of the allowance for loan losses that will occur as a result of future re-modifications) that will be assessed against all loans reviewed collectively. If new default factors are implemented, the qualitative GVA methodology will be adjusted to preclude duplicative loss consideration.
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
Home equity loans and lines of credit generally have higher credit risk than traditional residential mortgage loans. These loans and lines are usually in a second lien position and when combined with the first mortgage, result in generally higher overall loan-to-value ratios. In a stressed housing market with high delinquencies and decreasing housing prices, as arose beginning in 2008, these higher loan-to-value ratios represent a greater risk of loss to the Company. A borrower with more equity in the property has a vested interest in keeping the loan current compared to a borrower with little or no equity in the property. In light of the past weakness in the housing market, the current level of delinquencies and the current uncertainty with respect to future employment levels and economic prospects, we currently conduct an expanded loan level evaluation of our home equity loans and lines of credit, including bridge loans, which are delinquent 90 days or more. This expanded evaluation is in addition to our traditional evaluation procedures. Although the level of home equity loans and lines of credit charge-offs has been reduced during the year from previous levels, our home equity loans and lines of credit portfolio continued to comprise a significant portion of our net charge-offs during the current year. At September 30, 2014, we had a recorded investment of $1.70 billion in home equity loans and equity lines of credit outstanding, 0.53% of which were delinquent 90 days or more.

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
We periodically evaluate the carrying value of loans and the allowance is adjusted accordingly. While we use the best information available to make evaluations, future additions to the allowance may be necessary based on unforeseen changes in loan quality and economic conditions. For more information regarding the allowance for loan losses, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

The following table sets forth activity in our allowance for loan losses segregated by geographic location for the periods indicated. Construction loans are on properties located in Ohio and the balances of Other consumer loans are immaterial; therefore neither was segregated.

	At or For the Years Ended September 30,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Allowance balance (beginning of the year)	$92,537	$100,464	$156,978	$133,240	$95,248
Charge-offs:
Real estate loans:
Residential Core
Ohio	8,406	10,534	25,828	8,915	5,081
Florida	7,782	6,129	29,285	8,889	7,425
Other	32	56	249	—	72
Total Residential Core	16,220	16,719	55,362	17,804	12,578
Residential Home Today
Ohio	7,336	11,869	41,325	6,852	4,574
Florida	286	433	1,890	99	104
Total Residential Home Today	7,622	12,302	43,215	6,951	4,678
Home equity loans and lines of credit(1)
Ohio	4,879	4,604	13,957	10,564	7,471
Florida	8,004	14,147	30,473	30,319	33,589
California	1,021	2,490	5,747	4,895	4,002
Other	2,039	2,302	12,858	5,636	5,146
Total Home equity loans and lines of credit	15,943	23,543	63,035	51,414	50,208
Construction	192	294	1,268	994	2,491
Other consumer loans	—	—	—	1	—
Total charge-offs	39,977	52,858	162,880	77,164	69,955
Recoveries:
Real estate loans:
Residential Core	2,742	2,061	850	338	523
Residential Home Today	1,909	775	162	108	23
Home equity loans and lines of credit	4,918	4,964	3,318	1,921	1,390
Construction	233	131	36	35	11
Other consumer loans	—	—	—	—	—
Total recoveries	9,802	7,931	4,366	2,402	1,947
Net charge-offs	(30,175)	(44,927)	(158,514)	(74,762)	(68,008)
Provision for loan losses	19,000	37,000	102,000	98,500	106,000
Allowance balance (end of the year)	$81,362	$92,537	$100,464	$156,978	$133,240
Ratios:
Net charge-offs to average loans outstanding	0.29%	0.44%	1.54%	0.76%	0.73%
Allowance for loan losses to non-accrual loans at end of the year	60.03%	59.38%	55.03%	66.73%	46.49%
Allowance for loan losses to the total recorded investment in loans at end of the year	0.76%	0.91%	0.97%	1.58%	1.43%
Charge-offs decreased during the year ended September 30, 2014 in all portfolios when compared to the year ended September 30, 2013, reflecting the improving market conditions. We continue to evaluate loans becoming delinquent for potential losses and record provisions for our estimate of those losses.

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

	At September 30,
	2014			2013			2012
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential Core	$31,080	38.2%	82.2%	$35,427	38.3%	79.4%	$31,618	31.5%	76.5%
Residential Home Today	16,424	20.2	1.5	24,112	26.0	1.7	22,588	22.5	2.0
Home equity loans and lines of credit	33,831	41.6	15.8	32,818	35.5	18.2	45,508	45.3	20.8
Construction	27	—	0.5	180	0.2	0.7	750	0.7	0.7
Other consumer loans	—	—	—	—	—	—	—	—	—
Total allowance	$81,362	100.0%	100.0%	$92,537	100.0%	100.0%	$100,464	100.0%	100.0%

	At September 30,
	2011			2010
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential Core	$49,484	31.5%	71.5%	$41,246	31.0%	65.4%
Residential Home Today	31,025	19.8	2.6	13,331	10.0	3.0
Home equity loans and lines of credit	74,071	47.2	25.0	73,780	55.4	30.4
Construction	2,398	1.5	0.8	4,882	3.6	1.1
Other consumer loans	—	—	0.1	1	—	0.1
Total allowance	$156,978	100.0%	100.0%	$133,240	100.0%	100.0%

During the year ended September 30, 2014, the total allowance for loan losses decreased $11.2 million, to $81.4 million from $92.5 million at September 30, 2013, as we recorded a $19.0 million provision for loan losses, which was less than the actual net charge-offs of $30.2 million for the year. The decrease in the balance of the allowance for loan losses during the year ended September 30, 2014 was comprised of a $0.1 million decrease in the allowance related to loans evaluated individually and a $11.1 million decrease in the allowance related to loans evaluated collectively. Refer to the "Activity in the Allowance for Loan Losses" and "Analysis of the Allowance for Loan Losses" tables in Note 5 of the Notes to our Consolidated Financial Statements for more information. Other than the less significant construction and other consumer loans segments, changes during the year ended September 30, 2014 in the balances of the GVAs, excluding changes in IVAs, related to the significant loan segments are described as follows:

•
Residential Core – The total balance of this segment of the loan portfolio increased 8.9% or $721.2 million while the total allowance for loan losses for this segment decreased 12.3% or $4.3 million. The portion of this loan segment’s allowance for loan losses that was determined by evaluating groups of loans collectively (i.e. those loans that were not individually evaluated), decreased $6.1 million, or 21.6%, from $28.3 million at September 30, 2013 to $22.2 million at September 30, 2014. The ratio of this portion of the allowance for loan losses to the total balance of loans in this loan segment that were evaluated collectively, decreased to 0.26% for September 30, 2014 from 0.36% at September 30, 2013. The decreases in the balance and ratio of the allowance for loan losses were reflective of the improvements in the levels of loan delinquencies and the reduction in the amount of net charge offs during the current year when compared to prior periods. These improvements occurred as the balance of this loan segment grew during the year due to the addition of high credit quality, residential first mortgage loans. Total delinquencies decreased 34.3% to $50.4 million at September 30, 2014 from $76.8 million at September 30, 2013. Loans 90 or more days delinquent decreased 33.7% to $37.5 million at September 30, 2014 from $56.5 million at September 30, 2013. Net charge-offs during the current year were less at $13.5 million as compared to $14.7 million during the year ended September 30, 2013. As there continues to be a consistent improving trend in this portfolio, additional reductions in the allowance may be warranted.

•
Residential Home Today – The total balance of this segment of the loan portfolio decreased 13.5% or $23.6 million as new originations have effectively stopped since the imposition of more restrictive lending requirements in 2009. The total allowance for loan losses for this segment decreased by $7.7 million or 31.9%. The portion of this loan segment’s allowance for loan losses that was determined by evaluating groups of loans collectively (i.e. those loans that were not individually evaluated), decreased by 38.8% from $16.4 million at September 30, 2013 to $10.1 million at September 30, 2014. Similarly, the ratio of this portion of the allowance to the total balance of loans in this loan segment that were evaluated collectively, decreased 5.2% to 11.9% at September 30, 2014 from 17.0% at September 30, 2013. Total delinquencies decreased from $32.9 million at September 30, 2013 to $25.5 million at September 30, 2014. Delinquencies greater than 90 days decreased from $18.3 million to $15.1 million during the same period. The credit profile of the remaining Home Today portfolio segment in total improved during the year and net charge-offs were less at $5.7 million during the year ended September 30, 2014 as compared to $11.5 million during the year ended September 30, 2013 . Despite the improving trends, there still remains concern surrounding the overall credit profile of the Home Today borrowers based on the generally less stringent credit requirements that were in place at the time that these borrowers qualified for their loans. This increases the risk when impairment is identified through discharged Chapter 7 bankruptcy, modifications and a high portfolio delinquency when compared to the other portfolios.

•
Home Equity Loans and Lines of Credit - The total balance of this segment of the loan portfolio decreased 8.6% or $161.2 million from $1.87 billion at September 30, 2013 to $1.70 billion at September 30, 2014. The total allowance for loan losses for this segment increased 3.1% to $33.8 million from $32.8 million at September 30, 2013. The portion of this loan segment's allowance for loan losses that was determined by evaluating groups of loans collectively (i.e. those loans that were not individually evaluated) increased by $1.5 million, or 4.7%, from $31.8 million to $33.3 million during the year ended September 30, 2014. The ratio of this portion of the allowance to the total balance of loans in this loan segment that were evaluated collectively also increased to 2.0% at September 30, 2014 from 1.7% at September 30, 2013. Net charge-offs for this loan segment during the current year were less at $11.0 million as compared to $18.6 million for the year ended September 30, 2013. Total delinquencies for this portfolio segment decreased 30.6% to $16.9 million at September 30, 2014 as compared to $24.3 million at September 30, 2013. Delinquencies greater than 90 days decreased 25.0% to $9.0 million at September 30, 2014 from $12.0 million at September 30, 2013. While the credit metrics of this loan segment improved during the current year, the increases in the balance and ratio of this loan segment's allowance for loans losses reflect our consideration of the potentially adverse impact that required payment increases that occur as home equity lines of credit near the end of their draw periods may have on our borrowers ability to meet their debt service obligations.

While the portfolio performance has improved, loan losses on home equity loans and lines of credit continued to comprise a large component of our losses for 2014 and are expected to continue to represent a large portion of our losses for the foreseeable future, until non-performing loan balances begin to decrease by more than the charge-offs.
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
During the years ended September 30, 2013 and September 30, 2014, no significant changes were made to the allowance or allowance methodology.
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
The Association’s current investment policy requires that it invest primarily in debt securities issued by the U.S. Government, agencies of the U.S. Government, and government-sponsored entities, which include Fannie Mae and Freddie Mac. The policy also permits investments in mortgage-backed securities, including pass-through securities issued and guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae as well as collateralized mortgage obligations and real estate mortgage investment conduits issued or backed by securities issued by these governmental agencies and government-sponsored entities. The investment policy also permits investments in asset-backed securities, banker’s acceptances, money market funds, term federal funds, repurchase agreements and reverse repurchase agreements.
The Association’s current investment policy does not permit investment in municipal bonds, corporate debt obligations, preferred or common stock of government agencies or equity securities other than its required investment in the common stock of the FHLB of Cincinnati. As of September 30, 2014, we held no asset-backed securities or securities with sub-prime credit risk exposure, nor did we hold any banker’s acceptances, term federal funds, repurchase agreements or reverse repurchase agreements. As a federal savings association, the Association is not permitted to invest in equity securities. This general restriction does not apply to the Company. The Association’s current investment policy permits the use of interest rate agreements (caps, floors and collars) and interest rate exchange contracts (swaps) in managing our interest rate risk exposure. The use of financial futures, however, is prohibited without specific approval from its Board of Directors.
FASB ASC 320, “Investments-Debt and Equity Securities,” requires that, at the time of purchase, we designate a security as held to maturity, available-for-sale, or trading, depending on our ability and intent. Securities designated as available-for-sale are reported at fair value, while securities designated as held to maturity are reported at amortized cost. During the quarter ended June 30, 2012, the Company's primary regulator indicated that the Company's reported balance of liquid assets could not include any investment security not classified as available for sale. In response to the guidance of the Company's primary regulator, all of the Company's investment securities previously classified as held to maturity were transferred to the available for sale portfolio to ensure that the securities would be eligible for inclusion in the computation of regulatory liquidity. At September 30, 2014, all investment securities held by the Company are classified as available for sale. We do not have a trading portfolio.
Our investment portfolio at September 30, 2014, primarily consisted of $2.0 million of U.S. government and federal agency obligations, $10.7 million in primarily fixed-rate securities guaranteed by Fannie Mae, and $557.9 million of REMICs collateralized only by securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.
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

	At September 30,
	2014		2013		2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Investments available for sale:
U.S. Government and agency obligations	$2,000	$2,023	$2,000	$2,037	$2,000	$2,056
Freddie Mac certificates	—	—	894	950	922	989
Ginnie Mae certificates	—	—	11,919	12,342	16,123	16,786
REMICs	557,895	555,607	448,881	444,577	383,545	386,009
Fannie Mae certificates	10,654	11,238	11,495	11,995	7,125	7,889
Money market accounts	—	—	5,475	5,475	7,701	7,701
Total investment securities available for sale	$570,549	$568,868	$480,664	$477,376	$417,416	$421,430

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio and the mortgage-backed securities portfolio at September 30, 2014 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. All of our securities at September 30, 2014 were taxable securities. There were no securities maturing in one year or less at September 30, 2014.

	More than One Year Through Five years		More than Five Years Through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Investments available-for-sale:
U.S. Government and agency obligations	$2,000	1.25%	$—	—%	$—	—%	$2,000	$2,023	1.25%
REMICs	666	2.35%	17,720	2.60%	539,509	1.00%	557,895	555,607	1.05%
Fannie Mae certificates	809	6.63%	4,991	1.74%	4,854	7.17%	10,654	11,238	4.58%
Total investment securities available-for-sale	$3,475	2.71%	$22,711	2.41%	$544,363	1.05%	$570,549	$568,868	1.12%
Sources of Funds
General. Deposits traditionally have been the primary source of funds for the Association’s lending and investment activities. The Association also borrows, primarily from the FHLB of Cincinnati and the FRB-Cleveland Discount Window, to supplement cash flow, to lengthen the maturities of liabilities for interest rate risk management purposes and to manage its cost of funds. Additional sources of funds are scheduled loan payments, maturing investments, loan prepayments, collateralized wholesale borrowings, income on other earning assets, the proceeds from loan sales, and beginning in September 2013, brokered CDs.
Deposits. The Association obtains deposits primarily from the areas in which its branch offices are located, as well as from its customer service call center, its internet website, and beginning in September 2013, from brokered CDs. It relies on its competitive pricing, convenient locations, and customer service to attract and retain its non-brokered deposits. It offers a variety of retail deposit accounts with a range of interest rates and terms. Its retail deposit accounts consist of savings accounts (primarily high-yield savings), NOW accounts (primarily high-yield checking accounts), CDs, individual retirement accounts, and other qualified plan accounts.
Interest rates paid, maturity terms, service fees, and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market interest rates, liquidity requirements, interest rates paid by competitors, and our deposit growth goals.
At September 30, 2014, deposits totaled $8.65 billion. NOW accounts totaled $990.3 million (including $919.1 million of high-yield checking accounts) and savings accounts totaled $1.66 billion (including $1.54 billion of high-yield savings accounts). At September 30, 2014, the Association had a total of $6.00 billion in CDs (including $356.7 million of brokered CDs), of which $2.51 billion had remaining maturities of one year or less. Based on historical experience and its current pricing strategy, management believes the Association will retain a large portion of these accounts upon maturity.

The following table sets forth the distribution of the Association’s average total deposit accounts, by account type, for the fiscal years indicated.

	For the Years Ended September 30,
	2014			2013			2012
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
NOW	1,019,909	12.1%	0.14%	$1,023,442	11.8%	0.22%	$986,198	11.2%	0.29%
Savings	1,756,608	20.7%	0.19%	1,804,127	20.7%	0.31%	1,756,840	19.9%	0.43%
Certificates of deposit	5,695,063	67.2%	1.55%	5,877,695	67.5%	1.76%	6,064,950	68.9%	2.35%
Total deposits	$8,471,580	100.0%	1.10%	$8,705,264	100.0%	1.28%	$8,807,988	100.0%	1.74%

As of September 30, 2014, the aggregate amount of the Association’s outstanding CDs in amounts greater than or equal to $100,000 was approximately $2.54 billion. The following table sets forth the maturity of those CDs as of September 30, 2014.

At September 30, 2014
(In thousands)
Three months or less	$294,104
Over three months through six months	224,078
Over six months through one year	361,820
Over one year to three years	948,931
Over three years	713,289
Total	$2,542,222

The following table sets forth, by interest rate ranges, information concerning the Association’s CDs at September 30, 2014.

	Period to Maturity
	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total
	(Dollars in thousands)
Interest Rate Range:
0.99% and below	$1,477,816	$534,741	$52,514	$10,764	$2,075,835	34.60%
1.00% to 1.99%	517,881	141,374	965,830	1,048,994	2,674,079	44.57%
2.00% to 2.99%	124,021	134,196	266,502	140,789	665,508	11.09%
3.00% to 3.99%	355,051	152,346	746	9,306	517,449	8.62%
4.00% and above	35,538	12,527	14,130	5,150	67,345	1.12%
Total	$2,510,307	$975,184	$1,299,722	$1,215,003	$6,000,216	100.00%

The following table sets forth the Association’s CDs classified by interest rate at the dates indicated.

	At September 30,
	2014	2013	2012
	(In thousands)
Interest Rate
0.99% and below	$2,075,835	$2,276,511	$1,961,447
1.00% to 1.99%	2,674,079	1,790,363	1,746,089
2.00% to 2.99%	665,508	732,648	900,178
3.00% to 3.99%	517,449	623,032	752,638
4.00% and above	67,345	205,295	836,967
Total	$6,000,216	$5,627,849	$6,197,319

Borrowings. At September 30, 2014, the Association had $1.14 billion of borrowings from the FHLB of Cincinnati. During the fiscal year ended September 30, 2014, the Association’s only third party borrowings consisted of loans, commonly referred to as “advances,” from the FHLB of Cincinnati. Borrowings from the FHLB of Cincinnati are secured by the Association’s investment in the common stock of the FHLB of Cincinnati as well as by a blanket pledge of its mortgage portfolio not otherwise pledged. Our current, immediate additional borrowing capacity with the FHLB of Cincinnati is $32.1 million as limited by the amount of FHLB of Cincinnati common stock that we own. Based on the amount of collateral that is subject to the blanket pledge that secures advances, in addition to the existing available capacity, our capacity limit for additional borrowings from the FHLB of Cincinnati at September 30, 2014 was $4.70 billion, subject to satisfaction of the FHLB of Cincinnati common stock ownership requirement. To satisfy the common stock ownership requirement, we would have to increase our ownership of FHLB of Cincinnati common stock by an additional $94.1 million. The ability to borrow from the FRB-Cleveland Discount Window is also available to the Association and is secured by a pledge of specific loans in the Association’s mortgage portfolio. At September 30, 2014, the Association had the capacity to borrow up to $147.6 million from the Federal Reserve Bank of Cleveland and had no amount outstanding as of that date.
The following table sets forth information concerning balances and interest rates on the Association’s borrowings at and for the periods shown:

	At or For The Fiscal Years Ended September 30,
	2014	2013	2012
	(Dollars in thousands)
Balance at end of year	$1,138,639	$745,117	$488,191
Average balance during year	$974,644	$435,342	$359,666
Maximum outstanding at any month end	$1,138,639	$745,117	$569,733
Weighted average interest rate at end of year	1.16%	0.90%	0.60%
Average interest rate during year	1.03%	0.92%	0.71%
Since September 30, 2010, when the level of the loan securitizations with Fannie Mae was substantially reduced and the proceeds from loan sales no longer provided a significant source of recurring liquidity, the Association has utilized borrowings from the FHLB of Cincinnati to manage its on-balance sheet liquidity. Beginning in September 2012, the Association began to more actively utilize borrowings from the FHLB of Cincinnati to replace maturing, high rate CDs at a lower cost.
Federal Taxation
General. The Company and the Association are subject to federal income taxation in the same general manner as other corporations, with certain exceptions. Prior to the completion of our initial public stock offering on April 20, 2007, the Company and the Association were included as part of Third Federal Savings, MHC’s consolidated tax group. However, upon completion of the offering, the Company and the Association are no longer a part of Third Federal Savings, MHC’s consolidated tax group because Third Federal Savings, MHC no longer owns at least 80% of the common stock of the Company. At November 24, 2014, Third Federal Savings, MHC, owned 75.65% of the common stock of the Company. Beginning on September 30, 2007 and for each subsequent fiscal year thereafter, the Company has filed consolidated tax returns with the Association and Third Capital Inc., its wholly-owned subsidiaries. On November 27, 2012, the IRS completed an audit of the federal tax returns of the Company and its subsidiaries for fiscal years ended 2008, 2009 and 2010.

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
At September 30, 2014, the total federal pre-base year bad debt reserve of the Association was approximately $105.0 million.
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
SUPERVISION AND REGULATION
General
The Company is a savings and loan holding company, and is required to file certain reports with, is subject to examination by, and otherwise must comply with the rules and regulations of, the FRS. The Company is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.
The Association is a federal savings association that is currently examined and supervised by the OCC and the CFPB, and is subject to examination by the FDIC. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s deposit insurance fund and depositors. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Following completion of its examination, the federal agency critiques the institution’s operations and assigns its rating (known as an institution’s CAMELS rating). Under federal law, an institution may not disclose its CAMELS rating to the public. The Association also is a member of and owns stock in the FHLB of Cincinnati, which is one of the twelve regional banks in the FHLB System. The Association is also regulated to a lesser extent by the FRS, governing reserves to be maintained against deposits and other matters. The OCC will examine the Association and prepare reports for the consideration of the Association’s Board of Directors on any operating deficiencies. The CFPB, which is discussed further in the Federal Legislation section that follows, has examination and enforcement authority over the Association. The Association’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of the Association’s mortgage documents.
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
Federal Banking Regulation
Business Activities. A federal savings association derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and federal regulations. Under these laws and regulations, the Association may invest in mortgage loans secured by residential real estate without limitations as a percentage of assets, and may invest in non-residential real estate loans up to 400% of capital in the aggregate. The Association may also invest in commercial business loans up to 20% of assets in the aggregate and consumer loans up to 35% of assets in the aggregate, and in certain types of debt securities and certain other assets. An association may also establish subsidiaries that may engage in certain activities not otherwise permissible for an association, including real estate investment and securities and insurance brokerage. The DFA authorized depository institutions to commence paying interest on business checking accounts, effective July 21, 2011.

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
At September 30, 2014, the Association’s capital exceeded all applicable requirements.
In July 2013, the OCC and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the DFA. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), establishes a uniform 4% leverage ratio, increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain "available-for-sale" securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised. The rule limits a banking organization's capital distributions and certain discretionary bonus payments to executive officers if the banking organization does not hold a "capital conservation buffer" consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule is effective January 1, 2015. The "capital conservation buffer" will be phased in from January 1, 2016 to January 1, 2019, when the full capital conservation buffer will be effective.
Loans-to-One Borrower. Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of September 30, 2014, the Association was in compliance with the loans-to-one borrower limitations.
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
A savings association that fails the qualified thrift lender test must operate under specified restrictions. Under the DFA, non-compliance with the QTL test may subject the Association to agency enforcement action for a violation of law. At September 30, 2014, the Association satisfied the QTL test.
Capital Distributions. Federal regulations govern capital distributions by a federal savings association, which include cash dividends, stock repurchases and other transactions charged to the capital account. A federal savings association must file an application with the OCC and the FRS for approval of a capital distribution if:

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
In December 2013, the Association, in compliance with the preceding requirements, paid an $85 million cash dividend to the Company. There were no dividends paid to the Company by the Association during the fiscal years ended September 30, 2013 or 2012 and there were no dividends paid to the Company by Third Capital during the fiscal years ended September 30, 2014, 2013 or 2012.
On April 1, 2014, the FRS terminated the February 7, 2011 memorandum of understanding that was issued by the OTS, the Company’s former regulator, and that, among other things, reaffirmed the June 2010 OTS directive that instructed the Company to not declare or pay any cash dividend or other capital distributions or purchase, repurchase or redeem or commit to purchase, repurchase or redeem any of its equity stock without providing 45 days prior written notice to its primary federal regulator and receiving the primary federal regulator’s written non-objection. During the quarter ended December 31, 2013, the Company, after complying with the preceding requirement in effect at the time, completed the repurchase of 2,156,250 shares of its common stock, which remained outstanding in its fourth stock repurchase program that was announced in March 2009. Additional stock repurchase programs, the fifth for 5,000,000 shares and the sixth stock repurchase program for 10,000,000 shares were announced by the Company on April 4, 2014 and September 9, 2014, respectively. The Company's fifth stock repurchase program was completed on September 17, 2014, and on which date the sixth stock repurchase program commenced.
On August 28, 2014 the Company's Board of Directors declared a $0.07 per share dividend, payable on September 26, 2014. Also on August 28, 2014, the Company announced that on July 31, 2014, Third Federal Savings, MHC had received the approval of its members (depositors and certain loan customers of the Association) with respect to the waiver of dividends, and subsequently received the non-objection of the FRB-Cleveland, to waive receipt of dividends on the Company’s common stock that Third Federal Savings, MHC owned, up to $0.28 per share during the 12 months ending July 31, 2015. Third Federal Savings, MHC waived its right to receive the $0.07 per share dividend payment on September 26, 2014.
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
The Association’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRS Act and Regulation O of the FRS. Among other things, these provisions require that extensions of credit to insiders:

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
Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems, audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted Interagency Guidelines Prescribing Standards for Safety and Soundness to implement the safety and soundness standards required under federal law. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan. On June 11, 2010, the OTS, the Association’s former regulator, notified the Company that it had failed to develop appropriate credit administration and account management procedures and acceptable loss mitigation processes to correspond with the growth in its home equity line of credit portfolio. The OTS concluded that these procedural deficiencies constituted an unsafe and unsound condition and directed the Company, as well as the Association and Third Federal Savings, MHC, not to declare or pay any cash dividends or other capital distributions or purchase, repurchase or redeem or commit to purchase, repurchase or redeem any of the Company’s equity stock without providing 45 days prior written notice to the Regional Director of the OTS and receiving the Regional Director’s written non-objection. Further, the OTS advised the Company that until the Association satisfactorily addressed the problems associated with the home equity line of credit portfolio, the OTS would remove the Association from the FDIC’s prospective bidders list. Effective April 1, 2014 the last of the regulator's concerns have been resolved, and the restrictions related to capital deployments by the Company, as described above, have been terminated.
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
As of September 30, 2014 the Association exceeded all regulatory requirements to be considered “Well Capitalized” as presented in the table below (dollar amounts in thousands).

	Actual		Required (Well Capitalized)
	Amount	Ratio	Amount	Ratio
Total Capital to Risk Weighted Assets	$1,665,477	25.25%	$659,627	10.00%
Core Capital to Adjusted Tangible Assets	1,584,115	13.47%	588,141	5.00%
Tier I Capital to Risk-Weighted Assets	1,584,115	24.02%	395,776	6.00%

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
All FDIC-insured institutions are required to pay a pro rata portion of the interest due on obligations issued by the Financing Corporation (“FICO”) for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended September 30, 2014, the annualized FICO assessment was equal to 0.62 basis points of total assets less Tier 1 capital. The DFA increased the minimum target ratio for the Deposit Insurance Fund from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The DFA eliminated the 1.5% maximum fund ratio, instead leaving the ratio to be set at the discretion of the FDIC. The FDIC has exercised that discretion by establishing a long-term fund ratio of 2%.
For the fiscal year ended September 30, 2014, the Association paid $605 thousand related to the FICO bonds and $8.0 million, applicable to deposit insurance assessments. The deposit insurance payments are assessed on an arrears basis. At September 30, 2014, the balance of the Association's accrued deposit insurance assessment was $2.0 million.
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
As of September 30, 2014, outstanding borrowings (including accrued interest) from the FHLB of Cincinnati were $1.14 billion and the Association was in compliance with the stock investment requirement.
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
Waivers of Dividends by Third Federal Savings, MHC. Federal regulations require Third Federal Savings, MHC to notify the FRS of any proposed waiver of its receipt of dividends from the Company. The OTS, the previous regulator for Third Federal Savings, MHC, allowed dividend waivers provided the mutual holding company’s Board of Directors determined that the waiver was consistent with its fiduciary duties and the waiver would not be detrimental to the safety and soundness of its subsidiary institution. In February 2008, the Company declared its first quarterly dividend and continued to declare and pay quarterly dividends through May 2010, when the Company suspended future dividend payments until concerns expressed by OTS regarding the Association’s home equity line of credit portfolio were satisfactorily resolved. Prior to the suspension of the dividends, Third Federal Savings, MHC waived its right to receive each dividend paid by the Company. Section 625(a) of DFA preserved, for mutual holding companies, including Third Federal Savings, MHC, that had reorganized into mutual holding company form, issued minority stock and waived dividends prior to December 1, 2009, the right to waive dividends if the waiver was not detrimental to the safe and sound operation of the savings association and the board of directors expressly determines that the waiver is consistent with the fiduciary duties of the board to the mutual members of the mutual holding company. However, on August 12, 2011, the FRS issued an interim final rule that added a requirement that a majority of the mutual holding company’s members eligible to vote must approve a dividend waiver by a mutual holding company within 12 months prior to the declaration of the dividend being waived. The FRS is reviewing comments on the interim final rule, which were required to be submitted by November 1, 2011, as part of its rulemaking process, and there can be no assurance that the final rule will not require such a member vote. On July 31, 2014, Third Federal Savings, MHC received the approval of its members (depositors and certain loan customers of the Association) with respect to the waiver of dividends, and subsequently received the non-objection of the FRB-Cleveland, to waive receipt of dividends on the Company’s common stock the MHC owns up to $0.28 per share during the 12 months ending July 31, 2015.

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
The vast majority of our assets and liabilities are financial in nature, and as a result, changes in market and competitive interest rates can impact our customers’ actions as well as the types and amount of business opportunities that are available to us. In general, when changes occur in interest rates that prompt our existing customers to pursue strategies that are beneficial to them, the results are generally unfavorable for us.
For example, if mortgage interest rates decline, our customers may seek to refinance, without penalty, their mortgage loans with us or repay their mortgage loans with us and borrow from another lender. When that happens, either the yield that we earn on the customer’s loan is reduced (if the customer refinances with us) or the mortgage is paid off and we are faced with the challenge of reinvesting the cash received to repay the mortgage in a lower interest rate environment. This is frequently referred to as reinvestment risk, which is the risk that we may not be able to reinvest the proceeds of loan prepayments at rates that are comparable to the rates we earned on the loans prior to receipt of the repayment. Reinvestment risk also exists with the securities in our investment portfolio that are backed by mortgage loans.
Another example of changes in interest rates that can have an unfavorable impact on our net interest income occurs in situations where interest rates paid on certificates of deposit experience a significant increase. In this circumstance, a CD customer may determine that it is in his/her best interest to incur the existing penalty for early withdrawal, tender the certificate for cash and either reinvest the proceeds in a new CD with us, or withdraw the funds and leave us. As a result, we either establish a new, higher rate certificate (if the customer stays with us) or we must fund the customer’s withdrawal by: (1) reducing our cash reserves; (2) selling assets to generate cash to fund the withdrawal; (3) attracting deposits from another customer at the then-higher interest rate; or (4) borrowing from a wholesale lender like the FHLB of Cincinnati, again at the then-higher interest rate. Each of these alternatives can have an unfavorable impact on us.
Our net interest income can also be negatively impacted when assets and funding sources with seemingly similar, but not identical re-pricing characteristics react differently to changing interest rates. An example is our home equity lines of credit loan portfolio and our high yield checking and high yield savings deposit products. Interest rates charged on our home equity lines of credit loans are linked to the prime rate of interest, which generally adjusts in a direct relationship to changes in the FRS’s Federal Funds target rate. Similarly, our High Yield Checking and High Yield Savings deposit products are generally expected to adjust when changes are made to the Federal Funds target rate. However, to the extent that increases or decreases are made to the Federal Funds target rate, and those increases or decreases translate into increases or decreases of the prime rate and the rate charged on our home equity lines of credit loans, but do not extend to equivalent adjustments to our High Yield Checking and High Yield Savings deposit products, we can experience a reduction in our net interest income. At September 30, 2014, we held $1.70 billion of home equity lines of credit loans and $2.46 billion of High Yield Checking and High Yield Savings deposits.
Our net income can also be reduced by the impact that changes in interest rates can have on the value of our capitalized mortgage servicing rights. As of September 30, 2014, we serviced $2.51 billion of loans sold to third parties, and the mortgage servicing rights associated with such loans had an amortized cost of $11.7 million and an estimated fair value, at that date, of $27.4 million. Because the estimated life and estimated income to be derived from servicing the underlying mortgage loans generally increase with rising interest rates and decrease with falling interest rates, the value of mortgage servicing rights generally increases as interest rates rise and decreases as interest rates fall. If interest rates fall and the value of our capitalized servicing rights decrease, we may be required to recognize an additional impairment charge against income for the amount by which amortized cost exceeds estimated fair market value.
In general, changes in market and competitive interest rates result from events that we do not control and over which we generally have little or no influence. As a result, mitigation of the adverse affects of changing interest rates is generally limited to controlling the composition of the assets and liabilities that we hold. To monitor our positions, we maintain an interest rate risk modeling system which is designed to measure our interest rate risk sensitivity. Using customized modeling software, the Association prepares periodic estimates of the amounts by which the net present value of its cash flows from assets, liabilities and off balance sheet items (the institution’s economic value of equity) would change in the event of a range of assumed changes in market interest rates. The simulation model uses a discounted cash flow analysis and an option-based pricing approach in measuring the interest rate sensitivity of EVE. At September 30, 2014, in the event of an immediate 200 basis point increase in all interest rates, our model projects that we would experience a $385.8 million, or 17.36%, decrease in EVE. Our calculations further project that, at September 30, 2014, in the event of an immediate 200 basis point increase in all interest rates, we would expect our projected net interest income for the twelve months ended September 30, 2015 to decrease by 2.2%. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”
Historically low interest rates may adversely affect our net interest income and profitability.
During the past several years it has been the policy of the Board of Governors of the FRS to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of U.S. Treasury and mortgage-backed securities. As a result, market rates on the loans we have originated and the yields on securities we have purchased have been at lower levels than available prior to 2008. This has been a significant factor in the decrease in the amount of our interest income to $374.7 million for the fiscal year ended September 30, 2014 from $384.0 million for the fiscal year ended September 30, 2013 and from $550.2 million for the fiscal year ended September 30, 2008. As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, which has generally resulted in progressive increases in net interest income since 2008. However, because interest rates have been low for so long, our ability to further lower our interest expense may become increasingly difficult while the average yield on our interest-earning assets may continue to decrease. Accordingly, our net interest income (the difference between interest income earned on assets and interest expense paid on liabilities) may be adversely affected which may have an adverse effect on our profitability.
Our ability to reduce interest rate risk has been adversely affected by the fact that the Association has been restricted in selling long-term fixed-rate residential loans to Fannie Mae and we continue to experience decreases in the balance of our home equity line of credit portfolio.
Effective July 1, 2010, Fannie Mae, historically the Association’s primary loan investor, promulgated certain loan origination requirement changes affecting loan eligibility that, prior to May 2013, we did not adopt. Accordingly, the Association’s ability to reduce interest rate risk via our traditional sales of longer-term fixed-rate residential loans for those loans that were originated prior to May 2013, which were not originated under our revised Fannie Mae-conforming procedures, is limited unless and until Fannie Mae revises its loan eligibility standards. In the absence of such a revision by Fannie Mae, and except for certain specific circumstances as described below, sales of longer-term fixed-rate mortgage loans will be predominantly limited to those loans that have been originated in accordance with our revised (beginning in May 2013), Fannie Mae-conforming procedures or have established payment histories, strong borrower credit profiles, are supported by adequate collateral values and are acceptable to market participants other than Fannie Mae. During the fiscal year ended September 30, 2014, we sold $76.0 million of longer-term fixed-rate residential loans to Fannie Mae, compared to $72.3 million and $11.4 million during the fiscal years ended September 30, 2013 and 2012, respectively. Sales of longer-term fixed-rate mortgage loans to market participants other than Fannie Mae totaled $148.7 million during the fiscal year ended September 30, 2013. During the fiscal years ended September 30, 2014 and 2012, all sales were to Fannie Mae and none were to other market participants.
Because the level of the Association's loan sales declined so significantly subsequent to fiscal 2010 (when loan sales totaled $1.03 billion) and except for the increase during fiscal 2013, the Association is also generating less non-interest income. During the fiscal years ended September 30, 2014, 2013 and 2012, we realized net gains on the sale of loans of $2.0 million, $8.3 million and $688 thousand, respectively, compared to net gains on the sale of loans of $25.3 million during the fiscal year ended September 30, 2010. The Association’s ability to reduce interest rate risk exposure may be further compromised as, between June 28, 2010 and March 20, 2012, due to the deterioration in overall housing conditions including concerns for loans and lines in a second lien position, home equity lines of credit and home equity loans were not offered by the Association. Beginning in March, 2012, the Association offered redesigned home equity lines of credit to qualifying existing home equity customers, subject to certain property and credit performance conditions. In February 2013 the Association further modified the product design and the terms included monthly principal and interest payments throughout the entire term. In April 2013 we extended the offer to both existing home equity customers and new consumers in Ohio, Florida and selected counties in Kentucky. Over the course of the fiscal year ended September 30, 2014, we expanded the home equity product offering to now include 21 states and the District of Columbia. These changes have had the effect of only slowing the pace of the reduction in the home equity lending portfolio. While we have been originating SmartRate adjustable-rate mortgages, since July 2010, which have improved interest rate characteristics as compared to long-term fixed-rate mortgages, the production volume of such loans may be insufficient to offset the increased interest rate risk resulting from the Association's restricted ability to sell fixed-rate loans that were originated prior to May 2013, to Fannie Mae.

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
Our performance is significantly impacted by the general economic conditions in our primary markets in the states of Ohio and Florida, and surrounding areas, which have been severely affected by recent and persisting economic issues. The continuation of difficult market conditions is likely to result in continued high levels of unemployment, which will further weaken an already distressed local economy and could result in additional defaults of mortgage loans. Most of the loans in our loan portfolio are secured by real estate located in our primary market areas. Negative conditions, such as layoffs, in the markets where collateral for a mortgage loan is located could adversely affect a borrower’s ability to repay the loan and the value of the collateral securing the loan. Declines in the U.S. housing market during and in the aftermath of the 2008 financial crisis, as manifested by falling home prices and increasing foreclosures, as well as unemployment and under-employment, all negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions. These write-downs, initially of mortgage-backed securities but spreading to derivative and traditional securities, in turn, have caused many financial institutions to seek additional capital from private and government entities, to merge with larger and stronger financial institutions and, in some cases, fail. Our business, financial condition and results of operations could be adversely affected by recessionary or impaired recovery conditions that are longer or deeper than expected.
Reflecting concern about the stability of the financial markets generally, many lenders and institutional investors reduced or ceased providing funding to borrowers, including other financial institutions. This market turmoil and tightening of credit led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets adversely affect our business, financial condition and results of operations. While the economy has progressed on a tenuous road to recovery and we have seen improvements in the credit metrics in our mortgage portfolio, a relapse or worsening of the conditions associated with the 2008 financial crisis would likely exacerbate the adverse effects that those difficult market conditions had on us and others in the financial industry. In particular, we may face the following risks in connection with these events:

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
Also, to qualify as a “qualified mortgage,” a borrower’s total monthly debt-to-income ratio may not exceed 43%. Lenders must also verify and document the income and financial resources relied upon to qualify the borrower for the loan and underwrite the loan based on a fully amortizing payment schedule and maximum interest rate during the first five years, taking into account all applicable taxes, insurance and assessments. The CFPB’s rule on qualified mortgages could limit our ability or desire to make certain types of loans or loans to certain borrowers, or could make it more expensive and/or time consuming to make these loans, which could limit our growth or profitability.
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
Certain provisions of the DFA have already impacted the Company. For example, on July 21, 2011, the OTS, which was the primary federal regulator for the Company and the Association, was dissolved, and the OCC, which is the primary federal regulator for national banks, became the primary federal regulator for federal thrifts. Also on that date, the FRS assumed supervisory and regulatory responsibilities for all savings and loan holding companies that were formerly regulated by the OTS, including the Company. Moreover, Third Federal Savings, MHC now requires the approval of the FRS before it may waive the receipt of any dividends from the Company, and there is no assurance that the FRS will approve future dividend waivers or what conditions it may impose on such waivers. See the risk factor “—Financial reform legislation may have an adverse effect on our ability to pay dividends, which would adversely affect the value of our common stock.”
The DFA also broadens the base for FDIC insurance assessments. Assessments are based on the average consolidated total assets less tangible equity capital of a financial institution. The DFA also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor.
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
In July, 2013, the FDIC and the FRS approved a new rule that will substantially amend the regulatory risk-based capital rules applicable to the Association, the Company and Third Federal Savings, MHC. The final rule implements the Basel Committee on Banking Supervision (“Basel III”) regulatory capital reforms and changes required by the DFA.
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
The application of more stringent capital requirements for the Association, the Company and Third Federal Savings, MHC could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions such as the inability to pay dividends or repurchase shares if we were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of requirements of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy.
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

Federal regulations require Third Federal Savings, MHC to notify the FRS of any proposed waiver of its receipt of dividends from the Company. The OTS, the previous regulator for Third Federal Savings, MHC, allowed dividend waivers provided the mutual holding company’s Board of Directors determined that the waiver was consistent with its fiduciary duties and the waiver would not be detrimental to the safety and soundness of its subsidiary institution. In August 2011, the FRS issued an interim final rule pursuant to the DFA, providing that the FRS “may not” object to dividend waivers by grandfathered mutual holding companies, such as Third Federal Savings, MHC, under standards substantially similar to those previously required by the OTS. However, the interim final rule added a requirement that a majority of the mutual holding company’s members eligible to vote must approve a dividend waiver by a mutual holding company within 12 months prior to the declaration of the dividend being waived. As part of its rulemaking process, the FRS is reviewing comments on the interim final rule and there can be no assurance that the final rule will not require such a member vote. Third Federal Savings, MHC received the approval of its members in July 2014 to waive the receipt of dividends for a twelve-month period.
Changes in laws and regulations and the cost of compliance with new laws and regulations may adversely affect our operations and our income.
We are subject to extensive regulation, supervision and examination by the FRS, the OCC, the CFPB and the FDIC. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on a bank’s operations, reclassify assets, determine the adequacy of a bank’s allowance for loan losses and determine the level of deposit insurance premiums assessed. Because our business is highly regulated, the laws and applicable regulations are subject to frequent change. Any change in these regulations and oversight, whether in the form of regulatory policy, new regulations or legislation or additional deposit insurance premiums could have a material impact on our operations.
In response to the 2008 financial crisis, Congress has taken actions that are intended to strengthen confidence and encourage liquidity in financial institutions, and the FDIC has taken actions to increase insurance coverage on deposit accounts. In addition, there have been proposals made by members of Congress and others that would reduce the amount delinquent borrowers are otherwise contractually obligated to pay under their mortgage loans and limit an institution’s ability to foreclose on mortgage collateral. Previously, a number of the largest mortgage lenders in the United States voluntarily imposed a temporary moratorium on all foreclosures due to document verification deficiencies.
The potential exists for additional federal or state laws and regulations, or changes in policy, affecting lending and funding practices and liquidity standards. Moreover, bank regulatory agencies have been active in responding to concerns and trends identified in examinations, and have issued many formal enforcement orders requiring capital ratios in excess of regulatory requirements. Bank regulatory agencies, such as the FRS, the OCC, the CFPB and the FDIC, govern the activities in which we may engage, primarily for the protection of depositors, and not for the protection or benefit of potential investors. In addition, new laws and regulations may increase our costs of regulatory compliance and of doing business, and otherwise affect our operations. New laws and regulations may significantly affect the markets in which we do business, the markets for and value of our loans and investments, the fees we can charge and our ongoing operations, costs and profitability.
Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions.
The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions. During the last year, several banking institutions have received large fines for non-compliance with these laws and regulations. While we have developed policies and procedures designed to assist in compliance with these laws and regulations, these policies and procedures may not be effective in preventing violations of these laws and regulations.
Legal and regulatory proceedings and related matters could adversely affect us or the financial services industry in general.
We, and other participants in the financial services industry upon whom we rely to operate, have been and may in the future become involved in legal and regulatory proceedings. Most of the proceedings we consider to be in the normal course of our business or typical for the industry; however, it is inherently difficult to assess the outcome of these matters, and other participants in the financial services industry or we may not prevail in any proceeding or litigation. There could be substantial cost and management diversion in such litigation and proceedings, and any adverse determination could have a materially adverse effect on our business, brand or image, or our financial condition and results of our operations.
Loans originated through our Home Today program have higher delinquency rates than the remainder of our loan portfolio.
Prior to March 27, 2009, we offered loans through our Home Today program with our standard terms to borrowers who might not otherwise qualify for such loans. To qualify for our Home Today program, a borrower must complete financial management education and counseling and must be referred to us by a sponsoring organization with which we have partnered as part of the program and must meet a minimum credit score threshold. Because we applied less stringent underwriting and credit standards to these loans, loans originated under the Home Today program prior to March 27, 2009 have greater credit risk than traditional residential real estate mortgage loans. As of September 30, 2014, we had $154.2 million of outstanding loans that were originated through our Home Today program, 16.8% of which were delinquent 30 days or more, compared to 0.6% for our portfolio of Core loans as of that date. During the fiscal year ended September 30, 2014, we incurred gross charge-offs of $7.6 million, (4.7% of the average balance of Home Today loans) on loans originated through our Home Today program, compared to $16.2 million, (0.2% of the average balance of Core loans) of gross charge-offs for our Core portfolio. Effective March 27, 2009, the Home Today underwriting guidelines are substantially the same as those for our traditional mortgage product.
Declines in property values can increase the loan-to-value ratios on our residential mortgage loan portfolio, which could expose us to greater risk of loss.
Some of our residential mortgage loans are secured by liens on mortgage properties in which the borrowers have little or no equity because either we originated the loan with a relatively high combined loan-to-value ratio or because of the decline in home values in our market areas.  Residential loans with high combined loan-to-value ratios will be more sensitive to declining property values than those with lower combined loan-to-value ratios and therefore may experience a higher incidence of default and severity of losses.  In addition, if the borrowers sell their homes, such borrowers may be unable to repay their loans in full from the sale proceeds.  As a result, these loans may experience higher rates of delinquencies, defaults and losses.
Changes in the valuation of our securities portfolio could hurt our profits.
Our securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings. Fluctuations in market value may be caused by changes in market interest rates, lower market prices for securities and limited investor demand. Management evaluates securities for other-than-temporary impairment on a monthly basis, with more frequent evaluation for selected issues. In analyzing a debt issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, industry analysts’ reports and, to a lesser extent given the relatively insignificant levels of depreciation in our debt portfolio, spread differentials between the effective rates on instruments in the portfolio compared to risk-free rates. Changes in interest rates can also have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates. We increase or decrease our stockholders’ equity by the amount of change in the estimated fair value of the available-for-sale securities, net of taxes. The declines in market value could result in other-than-temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels.
Effective December 10, 2013, pursuant to the DFA, federal banking and securities regulators issued final rules to implement Section 619 of the Dodd-Frank Act (the “Volcker Rule”). Generally, subject to a transition period and certain exceptions, the Volcker Rule restricts insured depository institutions and their affiliated companies from engaging in short-term proprietary trading of certain securities, investing in funds with collateral comprised of less than 100% loans that are not registered with the Securities and Exchange Commission and from engaging in hedging activities that do not hedge a specific identified risk. After the transition period, the Volcker Rule prohibitions and restrictions will apply to banking entities unless an exception applies. We are currently analyzing the impact of the Volcker Rule on our investment portfolio, and if any changes are required to our investment strategies that could negatively affect our earnings.
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
We operate from our main office in Cleveland, Ohio, our 38 full-service branch offices located in Ohio and Florida and our eight loan production offices located in Ohio. Our branch offices are located in the Ohio counties of Cuyahoga, Lake, Lorain, Medina and Summit and in the Florida counties of Broward, Collier, Hillsborough, Lee, Palm Beach, Pasco, Pinellas and Sarasota. Our loan production offices are located in the Ohio counties of Franklin, Butler, Delaware and Hamilton. The Company owns the building in which its home office and executive offices are located, and five other office locations. The net book value of our land, premises, equipment and software was $56.4 million at September 30, 2014. Included in the net book value are two commercial buildings located in Canton, Massachusetts, valued at $18.0 million, which are owned by our Hazelmere entity and leased to third parties in net lease transactions.

Item 3.	Legal Proceedings
The Company and its subsidiaries are subject to various legal actions arising in the normal course of business.  In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition, results of operation, or statements of cash flows.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed and traded on the NASDAQ Global Select Market under the symbol “TFSL”. As of November 24, 2014, we had 8,135 shareholders of record, which number does not include persons or entities holding shares in “nominee” or “street” name through brokerage firms. Shares of our common stock began trading on April 23, 2007 following the completion of our initial public offering. Quarterly trading information for the periods indicated is provided by NASDAQ and included in the following table.

	Traded Market Prices
	High	Low	Dividends
Quarter ended December 31, 2012	$9.62	$8.18	—
Quarter ended March 31, 2013	10.90	9.82	—
Quarter ended June 30, 2013	11.27	10.20	—
Quarter ended September 30, 2013	12.32	10.88	—
Quarter ended December 31, 2013	12.38	11.48	—
Quarter ended March 31, 2014	12.47	11.38	—
Quarter ended June 30, 2014	14.48	12.07	—
Quarter ended September 30, 2014	14.60	13.32	0.07
Payment of dividends is subject to declaration by our Board of Directors and is dependent on a number of factors, including:

•	our capital requirements and, to the extent that funds for any such dividend are provided by the Association, the regulatory capital requirements imposed on the Association by the OCC;

•	our financial position and results of operations;

•	tax considerations;

•	our alternative uses of funds;

•	statutory and regulatory limitations; and

•	general economic conditions.
In June 2010, and as subsequently reaffirmed on February 7, 2011, the Company, through an MOU, was directed not to declare or pay any cash dividend, purchase or redeem any common stock or make any other capital distribution without providing 45 days prior written notice to the Central Regional Director of the OTS and receiving the Regional Director’s written non-objection. This restriction continued to apply when, under the provisions of DFA, primary supervisory responsibilities for the Company were transferred to the FRS.
On September 26, 2013, the Company announced that it had received the FRS's written non-objection to the resumption of its fourth stock repurchase plan that, at that time, had 2,156,250 shares of its outstanding common stock remaining to be purchased under the terms of the plan. Repurchases began on October 1, 2013 and were completed November 19, 2013. Although the Company had received a written non-objection with respect to its fourth stock repurchase plan, the Company's ability to extend its stock repurchase program and initiate the process required to pay a dividend remained subject to receipt of the FRS's written non-objection as specified in the MOU.

On April 4, 2014, the Company announced it had received written notification that the FRB-Cleveland terminated the MOU with the Company and Third Federal Savings, MHC. As described below, on April 4, 2014, the Company also announced its fifth stock repurchase plan of 5,000,000 shares, and on September 9, 2014, the Company announced its sixth stock repurchase program of up to an additional 10,000,000 shares of its outstanding common stock.
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
On July 31, 2014, at a special meeting of members of Third Federal Savings, MHC, the members of Third Federal Savings, MHC (depositors and certain loan customers of the Association) voted to approve Third Federal Savings, MHC’s proposed waiver of dividends, aggregating up to $0.28 per share, to be declared on the Company’s common stock during the twelve months subsequent to the members’ approval (i.e., through July 31, 2015). The members approved the waiver by casting 68% of the eligible votes in favor of the waiver. Of the votes cast, 97% were in favor of the proposal.
Following the receipt of the members’ approval at the July 31, 2014 special meeting, Third Federal Savings, MHC filed a notice with, and subsequently received the non-objection of the FRB-Cleveland, to waive receipt of dividends on the Company’s common stock Third Federal Savings, MHC owns up to $0.28 per share during the 12 months ending July 31, 2015.

In the table and graph that follow, we have provided summary information regarding the performance of the cumulative total return of our common stock from September 30, 2009 through September 30, 2014, relative to the cumulative total return on stocks included in the SNL Bank and Thrift Index, SNL Thrift Index and NASDAQ Composite, in each case for the same period. The cumulative return data is presented in dollars, based on starting investments of $100 and assuming the reinvestment of dividends.

	Measurement Date
Index (with base price at 9/30/2009)	9/30/2009	9/30/2010	9/30/2011	9/30/2012	9/30/2013	9/30/2014
TFS Financial Corporation	100.00	78.52	69.46	77.49	102.27	122.94
SNL Bank and Thrift Index	100.00	91.25	72.31	102.17	132.91	156.65
SNL Thrift Index	100.00	99.87	84.68	110.04	132.48	146.12
NASDAQ Composite	100.00	112.74	116.12	151.70	186.60	225.17
 ______________________
We did not sell any securities during the quarter ended September 30, 2014.

The following table summarizes our stock repurchase activity during the three months ended September 30, 2014 and the stock repurchase plans approved by our Board of Directors.

		Average	Total Number of	Maximum Number
	Total Number	Price	Shares Purchased	of Shares that May
	of Shares	Paid per	as Part of Publicly	Yet be Purchased
Period	Purchased	Share	Announced Plans (1)(2)	Under the Plans
July 1, 2014 through July 31, 2014	664,600	13.81	664,600	1,191,350
August 1, 2014 through August 31, 2014	773,400	13.82	773,400	417,950
September 1, 2014 through September 30, 2014	1,032,000	14.48	1,032,000	9,385,950
	2,470,000	14.09	2,470,000

1.	On April 4, 2014, the Company announced its fifth stock repurchase plan of 5,000,000 shares. The repurchase plan commenced on April 9, 2014 and was completed on September 17, 2014.

2.
On September 9, 2014, the Company announced its sixth stock repurchase program, which authorized the repurchase of up to an additional 10,000,000 shares of the Company’s outstanding common stock. Purchases under the program will be on an ongoing basis and subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses of capital, and our financial performance. Repurchased shares will be held as treasury stock and be available for general corporate use. The program has 9,385,950 shares yet to be purchased as of September 30, 2014.

Item 6.	Selected Financial Data

	At September 30,
	2014	2013	2012	2011	2010
	(In thousands)
Selected Financial Condition Data:
Total assets	$11,803,195	$11,269,346	$11,518,125	$10,892,948	$11,076,027
Cash and cash equivalents	181,403	285,996	308,262	294,846	743,740
Investment securities:
Available for sale	568,868	477,376	421,430	15,899	24,619
Held to maturity	—	—	—	392,527	646,940
Loans held for sale	4,962	4,179	124,528	—	25,027
Loans, net	10,630,687	10,084,066	10,224,989	9,750,943	9,181,749
Bank owned life insurance	190,152	183,724	177,279	170,845	164,334
Prepaid expenses and other assets(1)	64,880	71,639	90,720	88,853	100,461
Deposits	8,653,878	8,464,499	8,981,419	8,715,910	8,851,941
Borrowed funds	1,138,639	745,117	488,191	139,856	70,158
Shareholders’ equity	1,839,457	1,871,477	1,806,850	1,773,924	1,752,897
______________________

(1)
Prepaid expenses and other assets include the remaining balance in prepaid FDIC assessments of $12.1 million at September 30, 2012, $23.4 million at September 30, 2011, and $39.5 million at September 30, 2010.

	For the Years Ended September 30,
	2014	2013	2012	2011	2010
	(In thousands, except per share amounts)
Selected Operating Data:
Interest income	$374,684	$383,972	$417,853	$427,493	$437,891
Interest expense	103,251	115,419	155,646	179,845	210,385
Net interest income	271,433	268,553	262,207	247,648	227,506
Provision for loan losses	19,000	37,000	102,000	98,500	106,000
Net interest income after provision for loan losses	252,433	231,553	160,207	149,148	121,506
Non-interest income	21,900	28,468	24,463	30,982	58,638
Non-interest expenses	175,476	177,660	171,058	168,055	161,933
Earnings before income tax expense	98,857	82,361	13,612	12,075	18,211
Income tax expense	32,966	26,402	2,133	2,735	6,873
Net earnings after income tax expense	$65,891	$55,959	$11,479	$9,340	$11,338
Earnings per share—basic and fully diluted	$0.22	$0.18	$0.04	$0.03	$0.04
Cash dividends declared per share	$0.07	$—	$—	$—	$0.21

	At or For The Years Ended September 30,
	2014	2013	2012	2011	2010
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on average assets	0.57%	0.50%	0.10%	0.09%	0.10%
Return on average equity	3.52%	3.05%	0.64%	0.53%	0.65%
Interest rate spread(1)	2.26%	2.25%	2.11%	1.97%	1.77%
Net interest margin(2)	2.42%	2.46%	2.39%	2.32%	2.16%
Efficiency ratio(3)	59.82%	59.81%	59.67%	60.31%	56.59%
Noninterest expense to average total assets	1.53%	1.58%	1.52%	1.54%	1.50%
Average interest-earning assets to average interest-bearing liabilities	118.51%	119.58%	119.60%	120.39%	119.70%
Dividend payout ratio(4)	31.82%	—%	—%	—%	525.00%
Asset Quality Ratios:
Non-performing assets as a percent of total assets(5)	1.33%	1.58%	1.76%	2.34%	2.73%
Non-accruing loans as a percent of total loans(5)	1.27%	1.53%	1.77%	2.37%	3.08%
Allowance for loan losses as a percent of non-accruing loans(5)	60.03%	59.38%	55.03%	66.73%	46.49%
Allowance for loan losses as a percent of total loans(5)	0.76%	0.91%	0.97%	1.58%	1.43%
Capital Ratios:
Association
Total risk-based capital (to risk weighted assets)(6)	25.25%	26.16%	22.19%	22.29%	19.17%
Tier 1 core capital (to adjusted tangible assets)	13.47%	14.18%	13.31%	13.90%	12.14%
Tier 1 risk-based capital (to risk weighted assets)(6)	24.02%	24.91%	20.94%	21.04%	18.00%
TFS Financial Corporation(7)
Total risk-based capital (to risk weighted assets)(6)	29.00%	29.11%	25.03%	NA	NA
Tier 1 core capital (to adjusted tangible assets)	15.60%	16.59%	15.33%	NA	NA
Tangible capital (to tangible assets)	15.60%	16.59%	15.33%	NA	NA
Tier 1 risk-based capital (to risk weighted assets)(6)	27.77%	30.36%	23.78%	NA	NA
Average equity to average total assets	16.28%	16.38%	16.00%	16.07%	16.19%
Other Data:
Association
Number of full service offices	38	38	39	39	39
Loan production offices	8	8	8	8	8
______________________

(1)	Represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the year.

(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the year.

(3)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.

(4)
Represents dividends paid per share divided by diluted earnings per share. Receipt of dividends on shares owned by Third Federal Savings, MHC has been waived and dividends paid on unallocated shares of the ESOP are used to pay down the loan to the ESOP.

(5)	The SVA was eliminated during fiscal year 2012.

(6)
The Association and TFS Financial Corporation risk-based capital ratios for 2013 reflect amended amounts related to the lower risk-weighting, conversion factor that is applied to unfunded commitments of home equity lines of credit that are subjected to effective account management procedures.

(7)	TFS Financial Corporation capital ratios were not calculated prior to 2012.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
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
High Levels of Tier 1/Core Capital
At September 30, 2014, the Company’s Tier1/Core capital totaled $1.84 billion or 15.60% of adjusted tangible assets and 27.77% of risk-weighted assets, while the Association’s Tier1/Core capital totaled $1.58 billion or 13.47% of adjusted tangible assets and 24.02% of risk-weighted assets. Each of these measures were more than twice the minimum requirements currently in effect for the Association, and applicable to the Company in the future, for designation as “well capitalized” under regulatory prompt corrective action provisions which set minimum levels of 5.00% of adjusted tangible assets and 6.00% of risk-weighted assets.
Promotion of Adjustable-Rate Loans and Shorter-Term, Fixed-Rate Loans
In July 2010 we began marketing an adjustable-rate mortgage loan product that provides us with improved interest rate risk characteristics when compared to a 30-year, fixed-rate mortgage loan. Since its introduction, the “Smart Rate” adjustable rate mortgage has offered borrowers an interest rate lower than that of a 30-year, fixed-rate loan. The interest rate in the Smart Rate mortgage is locked for three or five years then resets annually after that. It contains a feature to re-lock the rate an unlimited number of times at our then current interest rate and fee schedule, for another three or five years (which must be the same as the original lock period) without having to complete a full refinance transaction. Re-lock eligibility is subject to a satisfactory payment performance history by the borrower (never 60 days late, no 30-day delinquencies during the last twelve months, current at the time of re-lock, and no foreclosures or bankruptcies since the Smart Rate application was taken). In addition to a satisfactory payment history, re-lock eligibility requires that the property continues to be the borrower’s primary residence. The loan term cannot be extended in connection with a re-lock nor can new funds be advanced. All interest rate caps and floors remain as originated.
Beginning in the latter portion of fiscal 2012, we began to feature a ten-year, fully amortizing fixed-rate first mortgage loan in our product promotions. The ten-year, fixed-rate loan has a less severe interest rate risk profile when compared to loans with fixed-rate terms of 15 to 30 years and helps us to more effectively manage our interest rate risk exposure, yet provides our borrowers with the certainty of a fixed interest rate throughout the life of the obligation.
The following tables set forth our first mortgage loan production and balances segregated by loan structure at origination.

	For the Years Ended September 30,
	2014		2013
	Amount	Percent	Amount	Percent
First Mortgage Loan Originations:	(in thousands)
ARM (all Smart Rate) production	$834,262	39.3%	$968,134	44.2%
Fixed-rate production:
Terms less than or equal to 10 years	841,036	39.6	562,415	25.7
Terms greater than 10 years	449,356	21.1	657,593	30.1
Total fixed-rate production	1,290,392	60.7	1,220,008	55.8
Total First Mortgage Loan Originations:	$2,124,654	100.0%	$2,188,142	100.0%

	September 30, 2014		September 30, 2013
	Amount	Percent	Amount	Percent
Balances of Residential Mortgage Loans Held For Investment:	(in thousands)
ARM (primarily Smart Rate) Loans	$3,453,067	38.4%	$3,185,909	38.4%
Fixed-rate Loans:
Terms less than or equal to 10 years	1,494,206	16.6	833,397	10.0
Terms greater than 10 years	4,035,762	45.0	4,277,558	51.6
Total fixed-rate loans	5,529,968	61.6	5,110,955	61.6
Total Residential Mortgage Loans Held For Investment:	$8,983,035	100.0%	$8,296,864	100.0%
The following table sets forth the balances as of September 30, 2014 for all ARM loans segregated by the next scheduled interest rate reset date.

Current Balance of ARM Loans Scheduled for Interest Rate Reset
During the Fiscal Years Ending September 30,	(in thousands)
2015	$171,079
2016	328,137
2017	982,418
2018	1,048,613
2019	806,750
2020	116,070
Total	$3,453,067
At September 30, 2014 and September 30, 2013, mortgage loans held for sale, all of which were long-term, fixed-rate first mortgage loans and all of which were held for sale to Fannie Mae, totaled $5.0 million and $4.2 million, respectively.

Other Interest Rate Risk Management Tools
In years prior to fiscal 2010, in addition to maintaining high levels of Tier1/Core capital, we also managed interest rate risk by actively selling long-term, fixed-rate mortgage loans in the secondary market, a strategy pursuant to which we were able to modulate the amount of long-term, fixed-rate loans held in our portfolio. Also prior to fiscal 2010, we actively marketed home equity lines of credit which carry an adjustable rate of interest indexed to the prime rate and provide interest rate sensitivity to that portion of our assets. In light of the economic and regulatory environments that existed between 2010 and 2012, neither of these strategies were utilized in managing our interest rate risk exposure. Beginning in March 2012, the Association began offering redesigned home equity lines of credit subject to certain property and credit performance conditions. Through these redesigned products, we plan to re-establish home equity line of credit lending as a meaningful strategy used to manage our interest rate risk profile. At September 30, 2014, home equity lines of credit totaled $1.53 billion. Our home equity lending is discussed in the next section of this Overview - Monitoring and Limiting our Credit Risk, and in the preceding Lending Activities section of Item 1. Business in Part I.—THIRD FEDERAL SAVINGS AND LOAN ASSOCIATION OF CLEVELAND.
While the sales of first mortgage loans and originations of new home equity lines of credit remain strategically important for us, since fiscal 2010, they currently play only minor roles in our management of interest rate risk. Loan sales are discussed later in this Part I1, Item 7. under the heading Liquidity and Capital Resources, and in Part I1, Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Notwithstanding our efforts to the contrary, should a rapid and substantial increase occur in general market interest rates, it is probable that, prospectively and particularly over a multi-year time horizon, the level of our net interest income would be adversely impacted.
Monitoring and Limiting Our Credit Risk. While, historically, we had been successful in limiting our credit risk exposure by generally imposing high credit standards with respect to lending, the confluence of unfavorable regional and macro-economic events that culminated in the 2008 housing market collapse and financial crisis, coupled with our pre-2010 expanded participation in the second lien mortgage lending markets, significantly refocused our attention with respect to credit risk. In response to the evolving economic landscape, we continuously revise and update our quarterly analysis and evaluation procedures, as needed, for each category of our lending with the objective of identifying and recognizing all appropriate credit impairments. At September 30, 2014, 90% of our assets consisted of residential real estate loans (both “held for sale” and “held for investment”) and home equity loans and lines of credit, which were originated predominantly to borrowers in the states of Ohio and Florida. Our analytic procedures and evaluations include specific reviews of all home equity loans and lines of credit that become 90 or more days past due, as well as specific reviews of all first mortgage loans that become 180 or more days past due. We transfer performing home equity lines of credit subordinate to first mortgages delinquent greater than 90 days to non-accrual status. We also charge-off performing loans to collateral value and classify those loans as non-accrual within 60 days of notification of all borrowers filing Chapter 7 bankruptcy, that have not reaffirmed or been dismissed, or upon discharge through Chapter 7 bankruptcy, regardless of how long the loans have been performing. Loans where at least one borrower has been discharged of their obligation in Chapter 7 bankruptcy, are classified as troubled debt restructurings. At September 30, 2014, $54.9 million of loans in Chapter 7 bankruptcy status were included in total troubled debt restructurings. At September 30, 2014, the recorded investment in non-accrual status loans included $49.0 million of performing loans in Chapter 7 bankruptcy status, of which $46.2 million are also reported as TDRs.
In response to the unfavorable regional and macro-economic environment that arose beginning in 2008, and in an effort to limit our credit risk exposure and improve the credit performance of new customers, we have tightened our credit eligibility criteria in evaluating a borrower’s ability to successfully fulfill his or her repayment obligation and we have revised the design of many of our loan products to require higher borrower down-payments, limited the products available for condominiums, eliminated certain product features (such as interest-only adjustable-rate loans and loans above certain loan-to-value ratios), and suspended home equity lending products with the exception of bridge loans between June 2010 and March 2012. The delinquency level related to loan originations prior to 2009, compared to originations in 2009 and after, reflect the higher credit standards to which we have subjected all new originations. As of September 30, 2014, loans originated prior to 2009 had a balance of $3.10 billion, of which $84.1 million, or 2.7%, were delinquent, while loans originated in 2009 and after had a balance of $7.62 billion, of which $8.9 million, or 0.1%, were delinquent.
One aspect of our credit risk concern relates to high concentrations of our loans that are secured by residential real estate in specific states, such as Ohio and Florida, particularly in light of the difficulties that arose in connection with the 2008 housing crisis with respect to the real estate markets in those two states. At September 30, 2014, approximately 68.0% and 17.7% of the combined total of our residential, Core and construction loans held for investment were secured by properties in Ohio and Florida, respectively. Our 30 or more days delinquency ratios on those loans in Ohio and Florida at September 30, 2014 were 0.5% and 1.0%, respectively. Our 30 or more days delinquency ratio for the Core portfolio as a whole was 0.6% at September 30, 2014. Also, at September 30, 2014, approximately 39.8% and 28.0% of our home equity loans and lines of credit were secured by properties in Ohio and Florida, respectively. Our 30 days or more delinquency ratios on those loans in Ohio and Florida at September 30, 2014 were 1.09% and 1.13%, respectively. Our 30 or more days delinquency ratio for the home equity loans and lines of credit portfolio as a whole at September 30, 2014 was 1.0%. While we focus our attention on, and are concerned with respect to the resolution of, all loan delinquencies, our highest concern relates to loans that are secured by properties in Florida. The “Allowance for Loan Losses” portion in the preceding Lending Activities section of Item 1. Business in Part I.—THIRD FEDERAL SAVINGS AND LOAN ASSOCIATION OF CLEVELAND, provides extensive details regarding our loan portfolio composition, delinquency statistics, our methodology in evaluating our loan loss provisions and the adequacy of our allowance for loan losses. In an effort to moderate the concentration of our credit risk exposure in individual states, particularly Ohio and Florida, we have utilized direct mail marketing, our internet site and our customer service call center to extend our lending activities to other attractive geographic locations. Currently, in addition to Ohio and Florida, we are actively lending in 19 other states and the District of Columbia, and as a result of that activity, the concentration ratios of the combined total of our residential, Core and construction loans held for investment for Ohio and Florida, as disclosed earlier in this paragraph, have trended downward from their September 30, 2010 levels when the concentrations were 79.1% in Ohio and 19.0% in Florida. Of the total mortgage and equity loan originations for the years ended September 30, 2014 and 2013, 31.9% and 16.9%, respectively, are secured by properties in states other than Ohio or Florida. Notwithstanding the modest reductions in geographic concentrations and in spite of recent improving credit metrics and reduced regional unemployment levels, Florida housing values remain depressed, and the breadth and sustainability of the economic recovery has slowed. Our residential Home Today loans are another area of credit risk concern. Although the recorded investment in these loans totaled $152.0 million at September 30, 2014, and constituted only 1.5% of our total “held for investment” loan portfolio balance, these loans comprised 24.5% and 27.5% of our 90 days or greater delinquencies and our total delinquencies, respectively. At September 30, 2014, approximately 95.3% and 4.5% of our residential, Home Today loans were secured by properties in Ohio and Florida, respectively. At September 30, 2014, the percentages of those loans delinquent 30 days or more in Ohio and Florida were 16.6% and 21.9%, respectively. The disparity between the portfolio composition ratio and delinquency composition ratio reflects the nature of the Home Today loans. We do not offer, and have not offered, loan products frequently considered to be designed to target sub-prime borrowers containing features such as higher fees or higher rates, negative amortization, or low initial payment features with adjustable interest rates. Our Home Today loans, the majority of which were entered into with borrowers that had credit profiles that would not have otherwise qualified for our loan products due to deficient credit scores, generally contained the same features as loans offered to our Core borrowers. The overriding objective of our Home Today lending, just as it is with our Core lending, was to create successful homeowners. We have attempted to manage our Home Today credit risk by requiring that borrowers attend pre- and post-borrowing financial management education and counseling and that the borrowers be referred to us by a sponsoring organization with which we have partnered. Further, to manage the credit aspect of these loans, inasmuch as the majority of these buyers do not have sufficient funds for required down payments, many loans include private mortgage insurance. At September 30, 2014, 41.9% of Home Today loans included private mortgage insurance coverage. From a peak recorded investment of $306.6 million at December 31, 2007, the total recorded investment of the Home Today portfolio has declined to $152.0 million at September 30, 2014. This trend generally reflects the evolving conditions in the mortgage real estate market and the tightening of standards imposed by issuers of private mortgage insurance. As part of our effort to manage credit risk, effective March 27, 2009, the Home Today underwriting guidelines were revised to be substantially the same as our traditional mortgage product. At September 30, 2014, the recorded investment in Home Today loans originated subsequent to March 27, 2009 was $2.5 million. Unless private mortgage insurance requirements loosen, among other things, we expect the Home Today portfolio to continue to decline in balance due to contractual amortization.
Maintaining Access to Adequate Liquidity and Diverse Funding Sources. For most insured depositories, customer and community confidence are critical to their ability to maintain access to adequate liquidity and to conduct business in an orderly fashion. The Company believes that maintaining high levels of capital is one of the most important factors in nurturing customer and community confidence. Accordingly, we have managed the pace of our growth in a manner that reflects our emphasis on high capital levels. At September 30, 2014, the Association’s ratio of core capital to adjusted tangible assets (a basic industry measure under which 5.00% is deemed to represent a “well capitalized” status) was 13.47%. We expect to continue to remain a well capitalized institution.
In managing its level of liquidity, the Company monitors available funding sources, which include attracting new deposits (including brokered CDs), borrowing from others, the conversion of assets to cash and the generation of funds through profitable operations. The Company has traditionally relied on retail deposits as its primary means in meeting its funding needs. At September 30, 2014, deposits totaled $8.65 billion (including $356.7 million of brokered CDs), while borrowings totaled $1.14 billion and borrowers’ advances and servicing escrows totaled $130.9 million, combined. In evaluating funding sources, we consider many factors, including cost, duration, current availability, expected sustainability, impact on operations and capital levels.
To attract deposits, we offer our customers attractive rates of return on our deposit products. Our deposit products typically offer rates that are highly competitive with the rates on similar products offered by other financial institutions. We intend to continue this practice, subject to market conditions.
We preserve the availability of alternative funding sources through various mechanisms. First, by maintaining high capital levels, we retain the flexibility to increase our balance sheet size without jeopardizing our capital adequacy. Effectively, this permits us to increase the rates that we offer on our deposit products thereby attracting more potential customers. Second, we pledge available real estate mortgage loans and investment securities with the FHLB of Cincinnati and the FRB-Cleveland. At September 30, 2014 these collateral pledge support arrangements provide the ability to immediately borrow an additional $32.1 million from the FHLB of Cincinnati and $147.6 million from the FRB-Cleveland Discount Window. From the perspective of collateral value securing FHLB of Cincinnati advances, our capacity limit for additional borrowings beyond the immediately available limits at September 30, 2014 was $4.70 billion, subject to satisfaction of the FHLB of Cincinnati common stock ownership requirement. To satisfy the common stock ownership requirement we would need to increase our ownership of FHLB of Cincinnati common stock by an additional $94.1 million. Third, we invest in high quality marketable securities that exhibit limited market price variability, and to the extent that they are not needed as collateral for borrowings, can be sold in the institutional market and converted to cash. At September 30, 2014, our investment securities portfolio totaled $568.9 million. Finally, cash flows from operating activities have been a regular source of funds. During the fiscal years ended September 30, 2014 and 2013, cash flows from operations totaled $103.5 million and $140.8 million, respectively.
Historically, a portion of the residential first mortgage loans that we originated were considered to be highly liquid as they were eligible for delivery/sale to Fannie Mae. However, due to delivery requirement changes imposed by Fannie Mae during and subsequent to the 2008 financial crisis, effective July 1, 2010, that was no longer an available source of liquidity. In response to Fannie Mae's delivery requirement changes, during fiscal 2013 we took the following measures: (1) we completed $276.9 million of non-agency eligible, whole loan sales, all on a servicing retained basis; and (2) we implemented certain loan origination changes required by Fannie Mae which resulted in our November 15, 2013 reinstatement as an approved seller to Fannie Mae. The non-agency sales, which included both fixed-rate and Smart Rate loans, demonstrated that, with adequate lead time, the majority of our residential, first mortgage loan portfolio could be available for liquidity management purposes. Also, implementation of the loan origination changes required by Fannie Mae, to which a portion of our loan production will be subjected, elevates the level of liquidity available for those loans. At September 30, 2014, $5.0 million of agency eligible, long-term, fixed-rate HARP II first mortgage loans were classified as “held for sale”. During the twelve months ended September 30, 2014, $27.6 million of agency-compliant HARP II loans and $48.5 million of long-term, fixed-rate, agency-compliant, non-HARP II first mortgage loans were sold to Fannie Mae.
Overall, while customer and community confidence can never be assured, the Company believes that our liquidity is adequate and that we have adequate access to alternative funding sources.
Monitoring and Controlling Operating Expenses. We continue to focus on managing operating expenses. Our ratio of non-interest expense to average assets was 1.53% for the fiscal year ended September 30, 2014 and 1.58% for the fiscal year ended September 30, 2013. As of September 30, 2014, our average assets per full-time employee and our average deposits per full-time employee were $11.9 million and $8.7 million, respectively. We believe that each of these measures compares favorably with the averages for our peer group. Our average deposits held at our branch offices ($227.7 million per branch office as of September 30, 2014) contribute to our expense management efforts by limiting the overhead costs of serving our deposit customers. We will continue our efforts to control operating expenses as we grow our business.
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
Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. The amount of the allowance is based on significant estimates and the ultimate losses may vary from such estimates as more information becomes available or conditions change. The methodology for determining the allowance for loan losses is considered a critical accounting policy by management due to the high degree of judgment involved, the subjectivity of the assumptions used and the potential for changes in the economic environment that could result in changes to the amount of the recorded allowance for loan losses. At September 30, 2014, the allowance for loan losses was $81.4 million or 0.76% of total loans. An increase or decrease of 10% in the allowance at September 30, 2014 would result in a $8.1 million charge or credit, respectively, to income before income taxes.
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
Historically, the evaluation has been comprised of a specific component and a general component. The specific component relates to loans that are delinquent or otherwise identified as a problem loan through the application of our loan review process and our loan grading system. All such loans are evaluated individually, with principal consideration given to the value of the collateral securing the loan. Through September 30, 2011, SVAs were established as required by this analysis and charge-offs, when necessary, were recorded when the loan was resolved through deed in lieu, foreclosure or short sales. In September 2011, a portion of the SVA was reclassified as IVA. This portion represented the allowance on individually reviewed loans dependent on cash flows, such as performing TDRs, and a portion of the allowance on loans that represented further deterioration in the fair value not supported by an appraisal. During the quarter ended December 31, 2011, the SVA (exclusive of the reclassified IVA) was charged-off. This one-time charge-off of SVAs, which was $55.5 million at September 30, 2011, was recorded by the Company in connection with the adoption of the OCC's prescribed methodology regarding loan impairments. Refer to the Allowance for Loan Losses section in PART I, Item 1, Business—THIRD FEDERAL SAVINGS AND LOAN ASSOCIATION OF CLEVELAND—Lending Activities, for additional details. Additionally, effective September 30, 2012, pursuant to OCC issued guidance, $15.8 million of performing loans, where all borrowers have been discharged of their obligation through Chapter 7 bankruptcy procedures, were charged-off. The general component of the evaluation is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. We also analyze historical loss experience, delinquency trends, general economic conditions and geographic concentrations. Quantitative loss factors used in determining an appropriate allowance level are supplemented by more qualitative factors that impact potential losses. Qualitative factors include various market conditions, such as collateral values and unemployment rates. This analysis establishes factors that are applied to the loan groups to determine the amount of the general component of the allowance for loan losses.
Actual loan losses may be significantly more than the allowances we have established, which would have a material adverse effect on our financial results.
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

The amount and timing of mortgage servicing rights amortization is adjusted monthly based on actual results. In addition, on a quarterly basis, we perform a valuation review of mortgage servicing rights for potential decreases in value. This quarterly valuation review entails applying current assumptions to the portfolio classified by interest rates and, secondarily, by prepayment characteristics. At September 30, 2014, the capitalized value of our right to service $2.51 billion of loans for others was $11.7 million, or 0.46% of the serviced loan portfolio, and was based on an estimated weighted-average life of 5.0 years. Activity in the balance of mortgage servicing rights is summarized as follows:

	Year Ended September 30, 2014
	Mortgage	Valuation
	Servicing Asset	Allowance	Net
Balance - beginning of period	$14,074	$—	$14,074
Additions from loan securitizations/sales	396		396
Amortization	(2,801)		(2,801)
Net change in valuation allowance		—	—
Balance - end of period	$11,669	$—	$11,669
Fair value of capitalized amounts			$27,417

	Year Ended September 30, 2013
	Mortgage	Valuation
	Servicing Asset	Allowance	Net
Balance - beginning of period	$19,613	$—	$19,613
Additions from loan securitizations/sales	1,089		1,089
Amortization	(6,628)		(6,628)
Net change in valuation allowance		—	—
Balance - end of period	$14,074	$—	$14,074
Fair value of capitalized amounts			$28,784

	Year Ended September 30, 2012
	Mortgage	Valuation
	Servicing Asset	Allowance	Net
Balance - beginning of period	$28,919	$—	$28,919
Additions from loan securitizations/sales	43		43
Amortization	(9,349)		(9,349)
Net change in valuation allowance		—	—
Balance - end of period	$19,613	$—	$19,613
Fair value of capitalized amounts			$25,294

At September 30, 2014, substantially all of the 26,918 loans serviced for Fannie Mae and others were performing in accordance with their contractual terms and management believes that it has no material repurchase obligations associated with these loans. The following tables summarize our repurchases and loss reimbursements to investors, charges related to default servicing non-compliance and compensatory fees incurred during the indicated periods. All transactions were related to loans serviced for Fannie Mae. There were no material repurchase or loss reimbursement requests outstanding at September 30, 2014. An accrual for $1.1 million has been established for probable losses. On November 7, 2013, the Association entered into a resolution agreement with Fannie Mae pursuant to which, on November 14, 2013, the Association remitted $3.1 million to Fannie Mae. The remittance amount included $0.4 million related to outstanding mortgage insurance claim payments on 42 loans. Under the terms of the resolution agreement, Fannie Mae withdrew all outstanding repurchase and make-whole demands and generally waived its right to enforce future repurchase obligations with respect to all mortgage loans (approximately 23,400 active loans or loans with a remaining balance) that were originated by the Association between January 1, 2000 and December 31, 2008 and delivered to Fannie Mae prior to January 1, 2009. The Association believes that by entering into this resolution agreement, a potentially large uncertainty with respect to future performance has been substantially reduced.

	For the Fiscal Years Ended September 30,
	2014			2013			2012
	Number of Loans	Balance	Losses or Charges Incurred	Number of Loans	Balance	Losses or Charges Incurred	Number of Loans	Balance	Losses or Charges Incurred
	(Dollars in thousands)
Repurchased loans:
Non-recourse, non- performing loans(1)	—	$—	$—	6	$1,138	$18	22	$4,133	$568
Recourse, non- performing loans(2)	—	—	—	—	—	—	3	86	3
Non-recourse, performing loans(3)	—	—	—	5	779	—	—	—	—
Post-disposition file reviews (4)	1	—	51	16	—	1,164	24	—	1,713
Compensatory fees related to default servicing(5)	—	—	157	—	—	418	—	—	89
	1	$—	$208	27	$1,917	$1,600	49	$4,219	$2,373
(1) Repurchases of non-recourse, non-performing loans were generally attributed to underwriting (primarily debt-to-income ratio) non-compliance.
(2) At September 30, 2014 the Association serviced 151 loans with a principal balance of $4.8 million for Fannie Mae that were subject to recourse. Of these, six loans with principal balances that totaled $171 thousand were delinquent 30 days or more. All other loans serviced for others were sold without recourse.
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
Income Taxes. We consider accounting for income taxes a critical accounting policy due to the subjective nature of certain estimates that are involved in the calculation. We use the asset/liability method of accounting for income taxes in which deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. We must assess the realization of the deferred tax asset and, to the extent that we believe that recovery is not likely, a valuation allowance is established. Adjustments to increase or decrease existing valuation allowances, if any, are charged or credited, respectively, to income tax expense. At September 30, 2014, no valuation allowances were outstanding and even though we have determined a valuation allowance is not required for deferred tax assets at September 30, 2014, there is no guarantee that those assets will be recognizable in the future.
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
Comparison of Financial Condition at September 30, 2014 and 2013
Total assets increased $533.8 million, or 5%, to $11.80 billion at September 30, 2014 from $11.27 billion at September 30, 2013. This increase was mainly the result of increases in the balances of our loans held for investment portfolio and investment securities available for sale portfolio, partially offset by a decrease in the balance of cash and cash equivalents.
Cash and cash equivalents decreased $104.6 million, or 37%, to $181.4 million at September 30, 2014 from $286.0 million at September 30, 2013, as our most liquid assets have been reinvested into investment securities and loans, which increased our interest income.
Investment securities increased $91.5 million, or 19%, to $568.9 million at September 30, 2014 from $477.4 million at September 30, 2013. During the fiscal year ended September 30, 2014 there were $250.8 million in purchases of investment securities,which were partially offset by $38.7 million in sales, $118.7 million in principal paydowns and $3.8 million of net acquisition premium amortization which occurred in the mortgage-backed securities portfolio. The sales of investment securities, all of which were adjustable-rate, were entered into to ease the administrative burden related to numerous securities that had amortized down to small remaining balances and to increase the yield of the investment securities portfolio by investing the proceeds in higher yielding, fixed-rate alternatives. Differences between the cost and fair value for investment securities held in the available for sale portfolio increased the balance of investment securities by $1.6 million during the fiscal year.
Loans held for investment, net, increased $546.6 million, or 5%, to $10.63 billion at September 30, 2014 from $10.08 billion at September 30, 2013. Supported by consistent loan growth, residential mortgage loans increased $686.2 million, or 8%, to $8.98 billion during the year ended September 30, 2014 from $8.30 billion at September 30, 2013 as new originations exceeded principal repayments, loan sales and net charge-offs. The increase in residential mortgage loans includes the negative impact of $19.2 million in net charge-offs from both Home Today and Core residential mortgage loans during the year ended September 30, 2014. The total allowance for loan losses decreased $11.1 million, or 12%, to $81.4 million from $92.5 million at September 30, 2013, primarily reflecting our improved credit metrics, including reduced net charge-offs and lower loan delinquencies. During the year ended September 30, 2014, $834.3 million of three- and five-year “SmartRate” loans were originated while $1.29 billion of 10, 15, and 30 year fixed-rate first mortgage loans were originated. Between September 30, 2013 and September 30, 2014 the total fixed-rate portion of our first mortgage loan portfolio increased $419.0 million and was comprised of an increase of $660.8 million in the balance of fixed-rate loans with original terms of 10 years or less, and a decrease of $241.8 million in the balance of fixed-rate loans with original terms greater than 10 years. Historically, the preponderance of our new loan originations was comprised of fixed-rate loans which were frequently offset by fixed-rate loan sales. The relatively low volume of long-term, fixed-rate first mortgage loan sales since June 30, 2010 reflected the impact of changes imposed by Fannie Mae, the Association’s primary loan investor, related to requirements for loans that it accepts, as well as the strategy of originating adjustable-rate loans to be held for investment on our balance sheet. The sale of non-HARP II loans in the current fiscal year is the result of our recent implementation of certain loan origination changes required by Fannie Mae, and which resulted in our November 15, 2013 reinstatement as an approved seller to Fannie Mae. Refer to the Controlling Our Interest Rate Risk Exposure section of the Overview for additional discussion regarding our management of interest rate risk.

Partially offsetting the increase in residential mortgage loans was a $161.5 million decrease in home equity loans and lines of credit. Between June 28, 2010 and March 20, 2012, we suspended the acceptance of new home equity loan and line of credit applications with the exception of bridge loans. Beginning in March, 2012, we offered redesigned home equity lines of credit to qualifying existing home equity customers, subject to certain property and credit performance conditions. At September 30, 2014, the recorded investment related to home equity lines of credit originated subsequent to March 20, 2012, totaled $122.4 million. At September 30, 2014, pending commitments to extend new home equity lines of credit totaled $39.4 million. Refer to the Controlling Our Interest Rate Risk Exposure section of the Overview for additional information.
Mortgage loan servicing rights, net, decreased $2.4 million, or 17%, to $11.7 million at September 30, 2014 from $14.1 million at September 30, 2013. This net change reflects the reduced level, as compared to pre-2010 levels, of loan sales, and accompanying creation of new mortgage loan servicing rights, that resulted from the delivery requirement changes imposed by Fannie Mae as described in Maintaining Access to Adequate Liquidity and Diverse Funding Sources above. For the fiscal year ended September 30, 2014 amortization of mortgage loan servicing rights totaled $2.8 million while asset generation from $76.0 million in new sales totaled $0.4 million. The majority of the amortization is linked to normal curtailments and paydowns and to a lesser extent the low level of mortgage interest rates that prompt refinance activity by borrowers. The principal balance of loans serviced decreased $460.0 million, or 15%, during the year ended September 30, 2014 to $2.51 billion from $2.97 billion at September 30, 2013.
Deposits increased $189.4 million, or 2%, to $8.65 billion at September 30, 2014 from $8.46 billion at September 30, 2013. The increase in deposits was the result of a $372.4 million increase in our CDs partially offset by a $140.3 million decrease in our high-yield savings accounts (a subcategory of our savings accounts) and a $36.8 million decrease in our high-yield checking accounts (a subcategory of our negotiable order of withdrawal accounts) during the fiscal year ended September 30, 2014. The change in CDs is attributed to a $31.1 million net increase in our traditional CDs combined with a $341.3 million increase (net of premium) in brokered CDs acquired in the current fiscal year. The balance of CDs at September 30, 2014 included $356.7 million in brokered CDs. We believe that our high-yield savings accounts as well as our high-yield checking accounts provide a stable source of funds. In addition, our high yield savings accounts are expected to reprice in a manner similar to our equity loan products, and, therefore, assist us in managing interest rate risk.
Borrowed funds, all from the FHLB of Cincinnati, increased $393.5 million, or 53%, to $1.14 billion at September 30, 2014 from $745.1 million at September 30, 2013. The increase reflects an additional $449.7 million of mainly four- to five- year term advances and a $6.0 million decrease in lower cost, short-term borrowings, offset by principal repayments on maturing term advances. The increase in advances, as well as CDs, was used to fund loan growth and the purchase of investment securities. To facilitate the increase in FHLB borrowings, an additional $4.8 million of FHLB stock was purchased during the fiscal year ended September 30, 2014.
Principal, interest, and related escrow owed on loans serviced decreased $21.1 million, or 28%, to $54.7 million at September 30, 2014 from $75.7 million at September 30, 2013. Principal and interest collected decreased $17.4 million along with a $3.7 million decrease in retained tax payments collected from borrowers in the current period. Principal and interest will fluctuate based on normal curtailments and paydowns which are influenced by the relative level of market interest rates and retained tax payments will fluctuate based on the timing of semi-annual remittances to the taxing authorities. Additionally, the balance is generally reflective of the balance of the portfolio of loans serviced for others which decreased from $2.97 billion at September 30, 2013 to $2.51 billion at September 30, 2014.
Shareholders’ equity decreased $32.0 million, or 2%, to $1.84 billion at September 30, 2014 from $1.87 billion at September 30, 2013. This net decrease primarily reflected the effect of $103.1 million of repurchases of outstanding common stock and $4.9 million of dividend payments, which were partially offset by $65.9 million of net income and the positive impact related to awards under the stock-based compensation plan and the allocation of shares held by the ESOP. Pursuant to the non-objection of the FRS, the Company's fourth stock repurchase program was completed during the quarter ended December 31, 2013. On April 4, 2014, the Company announced its fifth stock repurchase plan of 5,000,000 shares. That repurchase plan commenced on April 9, 2014 and was completed on September 17, 2014. On September 9, 2014, the Company announced its sixth stock repurchase program. Refer to Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for additional details regarding the repurchase of shares of common stock.

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

	For the Fiscal Years Ended September 30,
	2014			2013			2012
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Other interest-earning cash equivalents	$217,928	$554	0.25%	$243,538	$635	0.26%	$279,053	$697	0.25%
Investment securities	3,759	28	0.74%	8,980	36	0.40%	10,212	38	0.37%
Mortgage-backed securities	499,083	9,184	1.84%	441,907	4,905	1.11%	375,513	6,202	1.65%
Loans	10,435,065	363,409	3.48%	10,200,360	376,840	3.69%	10,264,117	409,400	3.99%
Federal Home Loan Bank stock	38,951	1,509	3.87%	35,620	1,556	4.37%	35,620	1,516	4.26%
Total interest-earning assets	11,194,786	374,684	3.35%	10,930,405	383,972	3.51%	10,964,515	417,853	3.81%
Noninterest-earning assets	311,078			286,993			282,346
Total assets	$11,505,864			$11,217,398			$11,246,861
Interest-bearing liabilities:
NOW accounts	$1,019,909	1,442	0.14%	$1,023,442	2,273	0.22%	$986,198	2,839	0.29%
Savings accounts	1,756,608	3,420	0.19%	1,804,127	5,669	0.31%	1,756,840	7,533	0.43%
Certificates of deposit	5,695,063	88,316	1.55%	5,877,695	103,466	1.76%	6,064,950	142,728	2.35%
Borrowed funds	974,644	10,073	1.03%	435,342	4,011	0.92%	359,666	2,546	0.71%
Total interest-bearing liabilities	9,446,224	103,251	1.09%	9,140,606	115,419	1.26%	9,167,654	155,646	1.70%
Noninterest-bearing liabilities	186,777			239,702			279,909
Total liabilities	9,633,001			9,380,308			9,447,563
Shareholders’ equity	1,872,863			1,837,090			1,799,298
Total liabilities and shareholders’ equity	$11,505,864			$11,217,398			$11,246,861
Net interest income		$271,433			$268,553			$262,207
Interest rate spread(1)			2.26%			2.25%			2.11%
Net interest-earning assets(2)	$1,748,562			$1,789,799			$1,796,861
Net interest margin(3)		2.42%			2.46%			2.39%
Average interest-earning assets to average interest-bearing liabilities	118.51%			119.58%			119.60%
______________________

(1)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by total interest-earning assets.

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

	For the Fiscal Years Ended September 30, 2014 vs. 2013			For the Fiscal Years Ended September 30, 2013 vs. 2012
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
Other interest-earning cash equivalents	$(65)	$(16)	$(81)	$(91)	$29	$(62)
Investment securities	(28)	20	(8)	(4)	2	(2)
Mortgage-backed securities	703	3,576	4,279	971	(2,268)	(1,297)
Loans	8,529	(21,960)	(13,431)	(2,528)	(30,032)	(32,560)
Federal Home Loan Bank stock	138	(185)	(47)	—	40	40
Total interest-earning assets	9,277	(18,565)	(9,288)	(1,652)	(32,229)	(33,881)
Interest-bearing liabilities:
NOW accounts	(8)	(823)	(831)	102	(668)	(566)
Passbook savings	(146)	(2,103)	(2,249)	197	(2,061)	(1,864)
Certificates of deposit	(3,136)	(12,014)	(15,150)	(4,286)	(34,976)	(39,262)
Borrowed funds	5,520	542	6,062	602	863	1,465
Total interest-bearing liabilities	2,230	(14,398)	(12,168)	(3,385)	(36,842)	(40,227)
Net change in net interest income	$7,047	$(4,167)	$2,880	$1,733	$4,613	$6,346
Comparison of Operating Results for the Fiscal Years Ended September 30, 2014 and 2013
General. Net income increased $9.9 million, or 18%, to $65.9 million for the fiscal year ended September 30, 2014 compared to $56.0 million for the fiscal year ended September 30, 2013. This change was attributed to an $18.0 million, decrease in the provision for loan losses and further impacted by an increase in net interest income of $2.8 million and a decrease of $2.2 million in non-interest expense partially offset by a $6.3 million decrease in gain on sale of loans.
Interest Income. Gross interest income decreased $9.3 million, or 2%, to $374.7 million for the fiscal year ended September 30, 2014 compared to $384.0 million for the prior fiscal year. The decrease in interest income resulted primarily from a decrease in interest income from loans that was partially offset by an increase in interest income from mortgage-backed securities.
Interest income on mortgage-backed securities increased $4.3 million, or 88%, to $9.2 million from $4.9 million for the prior fiscal year. The average yield on mortgage-backed securities increased 73 basis points to 1.84% compared to 1.11% in the prior fiscal year. The increase in market interest rates during the year provided higher yields on newly purchased securities and extended the expected durations for the securities held in portfolio, most of which had been purchased at a premium, which, in turn, increased our expected yields as the purchase premiums will be amortized over longer periods of time. The average balance of mortgage-backed securities increased $57.2 million to $499.1 million compared to $441.9 million for the prior fiscal year. There were $250.8 million in purchases which occurred in the current fiscal year which was partially offset by $157.4 million in sales, principal paydowns and maturities.
Interest income on loans decreased $13.4 million, or 4%, to $363.4 million compared to $376.8 million for the prior fiscal year. This change was attributed to a 21 basis point decrease in the yield to 3.48% from 3.69% as historically low interest rates have kept the amount of refinance activity high, or approximately 74% of total originations, resulting in new originations at rates that are lower compared to the rest of the portfolio. Additionally, both our “Smart Rate” adjustable-rate first mortgage loan and our 10-year, fixed-rate first mortgage loan originations for the fiscal year ended September 30, 2014, were originated at interest rates below rates offered on our traditional 15- and 30-year fixed-rate products and contributed to the lower average yield. The decrease in interest income on loans during fiscal 2014 was partially offset by a $234.7 million increase in the average balance of loans to $10.44 billion for fiscal 2014 compared to $10.20 billion for the prior fiscal year. During the fiscal year ended September 30, 2014, loan sales, which did not include any sales to private investors, totaled $76.0 million while during the fiscal year ended September 30, 2013, loan sales, including $276.9 million of sales to private investors, totaled $349.2 million.
Interest Expense. Interest expense decreased $12.1 million, or 10%, to $103.3 million for the 2014 fiscal year from $115.4 million for the 2013 fiscal year. The change resulted primarily from a decrease in interest expense on CDs combined with modest decreases in interest expense on NOW accounts and savings accounts partially offset by a $6.1 million increase in interest expense on borrowed funds.
Interest expense on CDs decreased $15.2 million, or 15%, to $88.3 million compared to $103.5 million for fiscal 2013. The change was attributed to a 21 basis point decrease in the average rate we paid on CDs to 1.55% from 1.76% combined with a $182.6 million, or 3%, decrease in the average balance to $5.70 billion from $5.88 billion. Rates were adjusted on deposits in response to changes in general market rates as well as to changes in the rates paid by our competition on short-term CDs. Additionally, to optimally manage our funding costs during the current fiscal year, many maturing, higher rate CDs were replaced with lower rate borrowed funds.
Interest expense on borrowed funds increased $6.1 million, or 153%, to $10.1 million compared to $4.0 million for fiscal 2013. The increase was attributed to a $539.3 million increase in the average balance of borrowed funds to $974.6 million from $435.3 million during fiscal 2013. In addition, the average rate paid on borrowed funds increased 11 basis points to 1.03% from 0.92% for fiscal 2013. To better manage funding costs, longer term borrowed funds from the FHLB of Cincinnati were used to replace maturing higher rate CDs.
Net Interest Income. Net interest income increased approximately $2.8 million, or 1%, to $271.4 million compared to $268.6 million for the prior fiscal year. Our interest rate spread increased one basis point to 2.26% compared to 2.25% for the prior fiscal year. Our net interest margin decreased four basis points to 2.42% compared to 2.46% for the prior fiscal year. Our average net interest-earning assets decreased $41.2 million, to $1.75 billion for the current fiscal year compared to $1.79 billion for the prior fiscal year.
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
Based on our evaluation we recorded a provision for loan losses of $19.0 million for the fiscal year ended September 30, 2014 and a provision of $37.0 million for the fiscal year ended September 30, 2013. The current provision reflected reduced levels of loan delinquencies but was tempered by our awareness of the relative values of residential properties in comparison to their cyclical peaks as well as the uncertainty that persists in the current economic environment, which continues to challenge many of our loan customers. The reduced level of net charge-offs during the 2014 fiscal year, $30.2 million as compared to $44.9 million during the fiscal year ended September 30, 2013, was attributable to the improvement in credit quality in the current fiscal year. As delinquencies in the portfolio have been resolved through pay-off, short sale or foreclosure, or management determines the collateral is not sufficient to satisfy the loan, uncollected balances have been charged against the allowance for loan losses previously provided. The net charge-offs of $30.2 million during the fiscal year ended September 30, 2014 included $5.3 million of loans charged-off due to a new practice, instituted this year, of fully charging off loans that have not been resolved due to prolonged foreclosure proceedings and have remained delinquent for more than 1,500 days. These loans previously were recorded at estimated net realizable value, with the potential for additional loss recognized within the allowance for loan losses. Any future foreclosure proceeds on these loans will result in recoveries of prior charge-offs. Net charge-offs also included $1.3 million in recoveries that were recorded during the March 2014 quarter, representing the cumulative one-time payment received as a result of PMIC increasing the cash percentage of the partial claim payment plan as discussed in Note 5 to the Consolidated Financial Statements: LOANS AND ALLOWANCE FOR LOAN LOSSES. Net charge-offs exceeded the $19.0 million loan loss provision recorded for the current fiscal year and resulted in a decrease in the balance of the allowance for loan losses. Net charge-offs of $44.9 million recorded for the fiscal year ended September 30, 2013 exceeded the loan loss provision of $37.0 million. The allowance for loan losses was $81.4 million, or 0.76% of the total recorded investment in loans receivable, at September 30, 2014, compared to $92.5 million, or 0.91% of the total recorded investment in loans receivable, at September 30, 2013. Balances of recorded investments are net of deferred fees and any applicable loans-in-process.

The total recorded investment in non-accrual loans decreased $20.3 million during the fiscal year ended September 30, 2014 compared to a $26.8 million decrease during the fiscal year ended September 30, 2013.
The recorded investment in non-accrual loans in our residential, Core portfolio decreased $11.7 million, or 13%, during the current fiscal year, to $79.4 million at September 30, 2014, compared to a $14.7 million decrease during the fiscal year ended September 30, 2013. At September 30, 2014, the recorded investment in our Core portfolio was $8.82 billion, compared to $8.10 billion at September 30, 2013. During the current fiscal year, Core portfolio net charge-offs were $13.5 million, inclusive of $4.4 million of charge-offs related to loans delinquent more than 1,500 days and $0.9 million of recoveries related to the PMIC partial claim catch-up payment, as compared to net charge-offs of $14.7 million during the fiscal year ended September 30, 2013. The $79.4 million balance at September 30, 2014 includes $35.5 million in troubled debt restructurings which are current but included with non-accrual loans for a minimum period of six months from their restructuring date.
The recorded investment in non-accrual loans in our residential, Home Today portfolio decreased $4.9 million, or 14% during the current fiscal year, to $30.0 million at September 30, 2014 compared to a $6.3 million decrease during the fiscal year ended September 30, 2013. At September 30, 2014, the recorded investment in our Home Today portfolio was $152.0 million, compared to $175.6 million at September 30, 2013. During the current fiscal year, Home Today net charge-offs were $5.7 million, inclusive of $0.9 million of charge-offs related to loans delinquent more than 1,500 days and $0.4 million of recoveries related to the PMIC partial claim catch-up payment, as compared to net charge-offs of $11.5 million during the fiscal year ended September 30, 2013. The $30.0 million balance in Home Today non-accrual loans includes $12.0 million in troubled debt restructurings which are current but included with non-accrual loans for a minimum period of six months from their restructuring date.
The recorded investment in non-accrual home equity loans and lines of credit decreased $3.8 million, or 13%, during the current fiscal year, to $26.2 million at September 30, 2014 compared to a $5.4 million decrease during the fiscal year ended September 30, 2013. The recorded investment in our home equity loans and lines of credit portfolio at September 30, 2014, was $1.70 billion, compared to $1.87 billion at September 30, 2013. During the current fiscal year, home equity loans and lines of credit net charge-offs were $11.0 million as compared to net charge-offs of $18.6 million during the fiscal year ended September 30, 2013. There were no charge-offs related to loans delinquent more than 1,500 days or recoveries due to PMIC claim payments. We believe that non-performing home equity loans and lines of credit are, on a relative basis, of greater concern than Core loans as these home equity loans and lines of credit generally hold subordinated positions, and accordingly, represent a higher level of risk. The non-performing balances of home equity loans and lines of credit were $9.0 million, or less than 1%, of the home equity loans and lines of credit portfolio at September 30, 2014 compared to $12.0 million, also less than 1%, at September 30, 2013.
At September 30, 2014 and 2013, we believe we had recorded an allowance for loan losses at September 30, 2014 and 2013, that provides for all losses that are both probable and reasonable to estimate at September 30, 2014 and 2013.
Refer to Item1. Business for additional discussion and disclosure related to our provisions for loan losses.
Non-Interest Income. Non-interest income decreased $6.6 million, or 23%, to $21.9 million for the fiscal year ended September 30, 2014 compared to $28.5 million for the prior fiscal year mainly as a result of net gain on the sale of loans.
Net gain on the sale of loans decreased $6.3 million, to $2.0 million during the fiscal year ended September 30, 2014 from $8.3 million the prior fiscal year as a result of $76.0 million in loan sales during the current year as compared to $349.2 million (which included $276.9 million in fixed- and adjustable-rate first mortgage loans to four private investors) in the fiscal year ended September 30, 2013. There were no sales to private investors in the current fiscal year.
Non-Interest Expense. Non-interest expense decreased $2.2 million, or 1%, to $175.5 million for fiscal 2014 when compared to $177.7 million for fiscal 2013. This net reduction occurred as decreases in other operating expenses and federal insurance premiums and assessments exceeded increases in salaries and employee benefits, marketing and real estate owned expense (which includes associated legal and maintenance expenses and the amount of net gains/losses on the disposal of properties). The decrease in other operating expenses primarily reflected lower costs (including loss reimbursements and the cost of negotiated settlements) in the current fiscal year related to our portfolio of loans serviced for others. Salaries and employee benefits increased $3.8 million, or 4%, to $90.3 million for the fiscal year ended September 30, 2014 compared to $86.5 million for the prior fiscal year, reflecting normal annual salary merit and cost of living adjustments, higher health care costs and increased expense recognition related to our employee stock ownership plan that occurred as the market price of the Company's common stock rose. Increased real estate owned expense resulted primarily from net losses that were recognized on property disposals in the current fiscal year as compared to net gains in fiscal 2013.
Income Tax Expense. The provision for income taxes was $33.0 million for the fiscal year ended September 30, 2014 compared to $26.4 million for the fiscal year ended September 30, 2013. The provision for fiscal 2014 included $32.6 million of federal income tax provision and $324 thousand of state income tax provision. The provision for fiscal 2013 included $26.2 million of federal income tax provision and $165 thousand of state income tax provision. Our federal effective tax rate increased to 33.0% during fiscal 2014 from 31.9% during fiscal year 2013. Our expected federal effective income tax rate is less than the federal statutory rate of 35.0%, primarily because of our ownership of bank-owned life insurance contracts. Non-taxable income on bank owned insurance contracts was $6.4 million during fiscal 2014 and $6.5 million during fiscal 2013. The impact it has on the federal effective tax rate has decreased in the current fiscal year as a result of increased pre-tax income. Income before income taxes was $98.9 million and $82.4 million during the fiscal years ended 2014 and 2013, respectively.
On September 13, 2013 and August 18, 2014, the IRS released final tangible property regulations under Sections 162 and 263 and Section 168, respectively, of the Internal Revenue Code. These regulations generally apply to taxable years beginning after January 1, 2014 and will affect all taxpayers that acquire, produce or improve tangible property. We do not expect the adoption of these regulations to have a material impact on the Company's consolidated financial statements.

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
The recorded investment in non-accrual loans in our residential, Core portfolio decreased $14.7 million, or 14%, during the current fiscal year, to $91.0 million at September 30, 2013, compared to a $19.2 million decrease during the fiscal year ended September 30, 2012. At September 30, 2013, the recorded investment in our Core portfolio was $8.10 billion, compared to $7.92 billion at September 30, 2012. During the current fiscal year, Core net charge-offs were $14.7 million as compared to net charge-offs of $32.0 million (excluding the December 31, 2011 elimination of SVAs) during the fiscal year ended September 30, 2012. The $91.0 million balance at September 30, 2013 includes $29.6 million in troubled debt restructurings which are current but included with non-accrual loans for a minimum period of six months from their restructuring date.
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
The recorded investment in non-accrual home equity loans and lines of credit decreased $5.4 million, or 15%, during the current fiscal year, to $29.9 million at September 30, 2013 compared to a $1.6 million decrease during the fiscal year ended September 30, 2012. The recorded investment in our home equity loans and lines of credit portfolio at September 30, 2013, was $1.87 billion, compared to $2.16 billion at September 30, 2012. During the current fiscal year, home equity loans and lines of credit net charge-offs were $18.6 million as compared to net charge-offs of $46.0 million (excluding the December 31, 2011 elimination of SVAs) during the fiscal year ended September 30, 2012. We believe that non-performing home equity loans and lines of credit are, on a relative basis, of greater concern than Core loans as these home equity loans and lines of credit generally hold subordinated positions, and accordingly, represent a higher level of risk. The non-performing balances of home equity loans and lines of credit were $12.0 million, or less than 1%, of the home equity loans and lines of credit portfolio at September 30, 2013 compared to $16.6 million, also less than 1%, at September 30, 2012.
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
Income Tax Expense. The provision for income taxes was $26.4 million for the fiscal year ended September 30, 2013 compared to $2.1 million for the fiscal year ended September 30, 2012. The provision for fiscal 2013 included $26.2 million of federal income tax provision and $165 thousand of state income tax provision. The provision for fiscal 2012 included $2.0 million of federal income tax provision and $98 thousand of state income tax provision. Our federal effective tax rate increased to 31.9% during fiscal 2013 from 15.1% during fiscal year 2012. Our expected federal effective income tax rate is below the federal statutory rate primarily because of our ownership of bank-owned life insurance contracts. The non-taxable income from bank-owned life insurance contracts was $6.5 million during both fiscal years, but had less of an impact on the effective tax rate during fiscal 2013 when income before income taxes was greater. Income before income taxes was $82.4 million and $13.6 million during the fiscal years ended 2013 and 2012, respectively.

Liquidity and Capital Resources
Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the FHLB of Cincinnati, borrowings from the FRB-Cleveland Discount Window, proceeds from brokered CDs transactions, principal repayments and maturities of securities, and sales of loans. As described below, the available liquidity from loan sales has decreased significantly from pre-June 2010 levels.
In addition to the primary sources of funds described above, we have the ability to obtain funds through the use of collateralized borrowings in the wholesale markets, and from sales of securities. Also, access to the equity capital markets via a supplemental minority stock offering or a full (second step) transaction remain as other potential sources of liquidity, although these channels generally require six to nine months of lead time.
While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Association’s

Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We seek to maintain a minimum liquidity ratio of 5% (which we compute as the sum of cash and cash equivalents plus unencumbered investment securities for which ready markets exist, divided by total assets). For the year ended September 30, 2014, our liquidity ratio averaged 6.25%. We believe that we had sufficient sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2014.
We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities and the objectives of our asset/liability management program. Excess liquid assets are generally invested in interest-earning deposits and short- and intermediate-term securities.
Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2014, cash and cash equivalents totaled $181.4 million which represented a decrease of 37% from September 30, 2013. The decrease can be attributed to the current year redeployment of cash into investment securities.
Investment securities classified as available-for-sale, which provide additional sources of liquidity, totaled $568.9 million at September 30, 2014.
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

During the year ended September 30, 2014, loan sales totaled $76.0 million, which included $27.6 million of loans that qualified under Fannie Mae's HARP II initiative with the remainder comprised of long-term, fixed-rate residential, non-HARP II first mortgage loans, which were sold to Fannie Mae subsequent to the Association's reinstatement as an approved seller. Loans originated under the HARP II initiative are classified as “held for sale” at origination. Loans originated under non-HARP II Fannie Mae compliant procedures are classified as “held for investment” until they are specifically identified for sale. At September 30, 2014, $5.0 million of long-term, fixed-rate residential first mortgage loans were classified as “held for sale”, all of which qualified under Fannie Mae's HARP II initiative. There were $4.6 million in loan sale commitments outstanding at September 30, 2014.
Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in the Consolidated Financial Statements.
At September 30, 2014, we had $459.2 million in loan commitments outstanding. In addition to commitments to originate loans, we had $1.13 billion in undisbursed home equity lines of credit to borrowers. CDs due within one year of September 30, 2014 totaled $2.51 billion, or 29.0% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, sales of investment securities, other deposit products, including new CDs, brokered CDs, FHLB advances, borrowings from the FRB-Cleveland Discount Window or other collateralized borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the CDs due on or before September 30, 2015. We believe, however, based on past experience, that a significant portion of such deposits will remain with us. Generally, we have the ability to attract and retain deposits by adjusting the interest rates offered.
Our primary investing activities are originating residential mortgage loans and purchasing investments. During the year ended September 30, 2014, we originated $2.12 billion of residential mortgage loans, and during the year ended September 30, 2013, we originated $2.19 billion of residential mortgage loans. We purchased $250.8 million of securities during the year ended September 30, 2014, and $276.5 million during the year ended September 30, 2013.

Financing activities consist primarily of changes in deposit accounts, changes in the balances of principal and interest owed on loans serviced for others, FHLB advances and borrowings from the FRB-Cleveland Discount Window. We experienced a net increase in total deposits of $189.4 million during the year ended September 30, 2014, which reflected the active management of the offered rates on maturing, medium term (four to six years) CDs, compared to a net decrease of $516.9 million during the year ended September 30, 2013. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. The net increase in total deposits during the year ended September 30, 2014 resulted entirely from the $343.7 million increase in the balance of brokered CDs, to $356.7 million, from $13.0 million at September 30, 2013. Principal and interest owed on loans serviced for others decreased $21.1 million during the year ended September 30, 2014 compared to a net decrease of $51.8 million during the year ended September 30, 2013. This change primarily reflected a slight decrease in the level of loan refinance activity between the two periods and the reduced size of the serviced loan portfolio. During the year ended September 30, 2014 we increased our advances from the FHLB of Cincinnati by $393.5 million as we actively managed our liquidity ratio. During the year ended September 30, 2013, our advances from the FHLB of Cincinnati increased by $256.9 million.
Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of Cincinnati and the FRB-Cleveland Discount Window, each of which provides an additional source of funds. Additionally, we may participate in the brokered CDs market. At September 30, 2014 we had $1.14 billion of FHLB of Cincinnati advances and no outstanding borrowings from the FRB-Cleveland Discount Window. Additionally, at September 30, 2014 we had $356.7 million of brokered CDs. During the year ended September 30, 2014, we had average outstanding advances from the FHLB of Cincinnati of $974.6 million as compared to average outstanding advances of $435.3 million during the year ended September 30, 2013. At September 30, 2014 we had the ability to immediately borrow an additional $32.1 million from the FHLB of Cincinnati and $147.6 million from the FRB-Cleveland Discount Window. From the perspective of collateral value securing FHLB of Cincinnati advances, our capacity limit for additional borrowings beyond the immediately available limits at September 30, 2014 was $4.70 billion, subject to satisfaction of the FHLB of Cincinnati common stock ownership requirement. To satisfy the common stock ownership requirement, we would have to increase our ownership of FHLB of Cincinnati common stock by an additional $94.1 million. During the 2014 fiscal year, we purchased an additional $4.8 million of FHLB of Cincinnati common stock. Additionally, we can consider the brokered CD market in evaluating funding alternatives.
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
The weighted capital ratios pursuant to asset risk weightings as they are structured under the new rule differ unfavorably when compared to current computations. The Company estimates the impact of the new rule on reported risk weighted capital ratios to be immaterial, and believes that both the Company and the Association would fully satisfy the new rules assuming full implementation as of September 30, 2014.
As of September 30, 2014, the Association exceeded all regulatory capital requirements to be considered "Well Capitalized".
Prior to its July 21, 2011 merger into the OCC, the OTS issued, effective February 7, 2011, memoranda of understanding covering the Association, Third Federal Savings, MHC and the Company. On December 22, 2012, the Association's primary regulator terminated the MOU applicable to the Association. On April 1, 2014, the FRS, the primary regulator for Third Federal

Savings, MHC and the Company terminated the MOUs applicable to Third Federal Savings, MHC and the Company. The items in the MOUs applicable to Third Federal Savings, MHC and the Company during the year ended September 30, 2014, pertained to plans for new debt, dividends or stock repurchases and the further refinement and enhancement of our enterprise risk management processes. Specifically, the Company was required to submit a written request for non-objection to the FRS at least 45 days prior to the anticipated date of proposed debt, dividend or capital distribution (e.g. stock repurchase) transactions and without the receipt of a written non-objection from the FRS, was prohibited from consummating any such proposed transaction. On September 26, 2013, the Company announced that it had received the FRS's written non-objection to the resumption of its fourth stock repurchase plan that, at that time, had 2,156,250 shares of its outstanding common stock remaining to be purchased under the terms of the plan. Repurchases of those shares were completed during the quarter ended December 31, 2013. Concurrently with the April 4, 2014 announcement of the termination of the MOUs enforced by the FRS, the Company announced its fifth stock repurchase plan, covering 5,000,000 shares. The fifth repurchase plan was completed on September 17, 2014. On September 9, 2014, the Company announced its sixth stock repurchase program, covering 10,000,000 shares. There were 614,050 shares repurchased under the sixth authorized program between September 17, 2014, when it began, and September 30, 2014.
In addition to the operational liquidity considerations described above, which are primarily those of the Association, the Company, as a separate legal entity, also monitors and manages its own, parent company only liquidity which provides the source of funds necessary to support all of the parent company's stand-alone operations, including its capital distribution strategies which encompass its share repurchase and dividend payment programs. The Company's primary source of liquidity is dividends received from the Association. The amount of dividends that the Association may declare and pay to the Company in any calendar year, without the receipt of prior approval from the OCC but with prior notice to the FRB-Cleveland, cannot exceed net income for the current calendar year-to-date period plus retained net income (as defined) for the preceding two calendar years, reduced by prior dividend payments made during those periods. During the year ended September 30, 2014 the Company received an $85 million dividend from the Association (in December 2013) and repurchased $101.4 million of treasury shares. On August 28, 2014, the Company's Board of Directors declared a $0.07 per share dividend, payable on September 26, 2014. Also on August 28, 2014, the Company announced that on July 31, 2014, Third Federal Savings, MHC had received the approval of its members (depositors and certain loan customers of the Association) with respect to the waiver of dividends, and subsequently received the non-objection of the FRB-Cleveland, to waive receipt of dividends on the Company’s common stock that Third Federal Savings, MHC owned, up to $0.28 per share during the 12 months ending July 31, 2015. Third Federal Savings, MHC waived its right to receive the $0.07 per share dividend payment on September 26, 2014. During the year ended September 30, 2014, common stock dividends paid by the Company totaled $4.9 million.
At September 30, 2014, the Company had, in the form of cash and a demand loan from the Association, $158.0 million of funds readily available to support its stand-alone operations.
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

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at September 30, 2014. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments due by period
Contractual Obligations	Less than One year		One to Three years	Three to Five years	More than Five years	Total
	(In thousands)
FHLB advances(1)	$315,025		$224,322	$530,000	$69,292	$1,138,639
Operating leases	4,783		7,805	4,437	2,938	19,963
Certificates of deposit(1)	2,330,625		2,455,947	1,107,687	107,316	6,001,575
Private equity investments	12,941		—	—	—	12,941
Total	$2,663,374		$2,688,074	$1,642,124	$179,546	$7,173,118
Commitments to extend credit	$1,808,501	(2)	$—	$—	$—	$1,808,501
______________________

(1)	Includes accrued interest payable, computed on an actual days outstanding basis, at September 30, 2014.

(2)	Includes the unused portion (including commitments for accounts suspended as a result of material default or a decline in equity) of home equity lines of credit of $1.32 billion.
The Company had assumed a portion of the mortgage guaranty insurance on an excess of loss basis for the mortgage guaranty risks of certain mortgage loans in its own portfolio through reinsurance contracts with two primary mortgage insurance companies. One contract was terminated effective January 8, 2014 under a Commutation and Release Agreement that reduced the Company's maximum loss remaining under the contract by $6.4 million in exchange for a $1.0 million payment. The second contract was terminated effective March 31, 2014 under a Commutation and Mutual Release Agreement that eliminated the Company's then remaining loss exposure of $308 thousand under the contracts in exchange for a $200 thousand payment. The Company has no remaining loss liability under these contracts as of September 30, 2014.
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
Pending as of September 30, 2014
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
Adopted in fiscal year ended September 30, 2014
FASB ASU 2013-02, "Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" supersedes ASU 2011-12, “Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” and the presentation requirements for reclassifications out of accumulated other comprehensive income in ASU 2011-05. ASU 2013-02 requires entities to present separately significant amounts reclassified out of each component of OCI, either on the face of the statement where net income is presented or in the notes, if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other significant amounts, entities shall provide cross-references to the notes where additional details about the effect of the reclassifications are disclosed. The disclosures required by this amendment are included in Note 6. Other Comprehensive Income (Loss).
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

(ii)
lengthening the weighted average remaining term of major funding sources, primarily by offering attractive interest rates on deposit products, particularly longer-term CDs and through the use of longer-term advances from the FHLB of Cincinnati and longer-term brokered CDs;

(iii)	investing in shorter- to medium-term investments and mortgage-backed securities;

(iv)	maintaining high levels of capital; and

(v)	securitizing and/or selling long-term, fixed-rate residential real estate mortgage loans.
During the fiscal year ended September 30, 2014, $76.0 million of long-term (15 to 30 years), fixed-rate mortgage loans were sold to Fannie Mae, all on a servicing retained basis, and, at September 30, 2014, $5.0 million of Fannie Mae-eligible, long-term, fixed-rate residential first mortgage loans were classified as “held for sale”. Included in the fiscal 2014 loan sales were $27.6 million of long-term, fixed-rate first mortgage loans under Fannie Mae's HARP II program. The remainder of the fiscal 2014 loan sales were also to Fannie Mae pursuant to our reinstated qualified seller status. At September 30, 2014, outstanding loan sales commitments, all of which were agency-compliant HARP II loans, totaled $4.6 million.
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
Economic Value of Equity. Using customized modeling software, the Association prepares periodic estimates of the amounts by which the net present value of its cash flows from assets, liabilities and off-balance sheet items (the institution’s economic value of equity or EVE) would change in the event of a range of assumed changes in market interest rates. The simulation model uses a discounted cash flow analysis and an option-based pricing approach in measuring the interest rate sensitivity of EVE. The model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumption that instantaneous changes (measured in basis points) occur at all maturities along the United States Treasury yield curve and other relevant market interest rates. A basis point equals one, one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 2% to 3% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. The model is tailored specifically to our organization, which, we believe, improves its predictive accuracy. The following table presents the estimated changes in the Association’s EVE at September 30, 2014 that would result from the indicated instantaneous changes in the United States Treasury yield curve and other relevant market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Change in Interest Rates (basis points) (1)	Estimated EVE (2)	Estimated Increase (Decrease) in EVE		EVE as a Percentage of Present Value of Assets (3)
				EVE Ratio (4)	Increase (Decrease) (basis points)
		Amount	Percent
	(Dollars in thousands)
+300	$1,598,467	$(623,527)	(28.06)%	14.80%	(366)
+200	1,836,221	(385,773)	(17.36)%	16.37%	(209)
+100	2,055,813	(166,181)	(7.48)%	17.66%	(80)
0	2,221,994	—	—%	18.46%	—
-100	2,270,550	48,556	2.19%	18.39%	(7)
_________________

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	EVE Ratio represents EVE divided by the present value of assets.
The table above indicates that at September 30, 2014, in the event of an increase of 200 basis points in all interest rates, the Association would experience a 17.36% decrease in EVE. In the event of a 100 basis point decrease in interest rates, the Association would experience a 2.19% increase in EVE.
The following table is based on the calculations contained in the previous table, and sets forth the change in the EVE at a +200 basis point rate of shock at September 30, 2014, with comparative information as of September 30, 2013. The Association measures and manages its interest rate risk for interest rate shocks relative to established risk tolerances in EVE.

	At September 30,
Risk Measure (+200 bp Rate Shock)	2014	2013
Pre-Shock EVE Ratio	18.46%	18.97%
Post-Shock EVE Ratio	16.37%	17.28%
Sensitivity Measure in basis points	(209)	(169)
Percentage Change in EVE Ratio	(17.36)%	(14.19)%
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

•	that a particular change in interest rates is reflected uniformly, and instantaneously, across the yield curve regardless of the duration or repricing of specific assets and liabilities.
Accordingly, although the EVE tables provide an indication of our interest rate risk exposure as of the indicated dates, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our EVE and will differ from actual results. In addition to our core business activities, which primarily sought to originate Smart Rate and 10 year fixed loans funded by borrowings from the FHLB and intermediate term CDs (including brokered CDs), and which generally had a favorable impact on our IRR profile, the impact of three other items resulted in the net deterioration of (3.17)% in the Percentage Change in EVE Ratio measure at September 30, 2014 when compared to the measure at September 30, 2013. First, in December 2013, the Association paid an $85 million cash dividend to the Company. Because of its intercompany nature, this payment had no impact on the Company's capital position or the Company's overall IRR profile but reduced the Association's regulatory capital and regulatory capital ratios and negatively impacted the Association's percentage change in EVE by approximately 0.58%. Second, additional enhancements of the model's expected collateral performance assumptions along with the installation of an updated version of the model negatively impacted the percentage change in EVE by approximately 6.15%. As further explained in the next paragraph, refinement of the assumptions used in our model is an iterative and continual process. As the current low interest rate environment has persisted, our data set of Smart Rate and fixed rate portfolio actual performance metrics continues to grow. Interpretation of this additional information resulted in the unfavorable modification of the model's assumptions. The third item that impacted our EVE estimates during the year were changes in market interest rates. For interest sensitive assets and liabilities with terms of two years through five years, market interest rates increased during the fiscal year ended September 30, 2014, in a range of 25 basis points for the two year term to 38 basis points for the five year term, while the market interest rate for the ten year term decreased by 12 basis points. Overall, the changes in market interest rates provided a favorable impact on the Association's percentage change in EVE of approximately 1.47%. On a combined basis these three items, negatively impacted the Association's percentage change in EVE by approximately 5.26% during the fiscal year ended September 30, 2014. Partially offsetting the net unfavorable impact of the preceding items was the positive impact, approximately 2.09%, of the Association's fundamental business strategies that focused on reduced asset duration lending by promoting Smart Rate and 10 year fixed rate loans and the extension of our liability funding duration by utilizing FHLB advances and CDs, including brokered CDs. The IRR simulation results presented above were in line with management's expectations and were within the risk limits established by our Board of Directors.
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
Earnings at Risk. In addition to EVE calculations, we use our simulation model to analyze the sensitivity of our net interest income to changes in interest rates (the institution’s EaR). Net interest income is the difference between the interest income that we earn on our interest-earning assets, such as loans and securities, and the interest that we pay on our interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what our net interest income would be for prospective 12 and 24 month periods using customized (based on our portfolio characteristics) assumptions with respect to loan prepayment rates, default rates and deposit decay rates, and the implied forward yield curve as of the market date for assumptions as to projected interest rates. We then calculate what the net interest income would be for the same period in the event of instantaneous changes in market interest rates. The simulation process is subject to continual enhancement, modification, refinement and adaptation in order that it might most accurately reflect our current circumstances, factors and expectations. As of September 30, 2014, using our enhanced customer behavioral assumptions and reflective of other modeling modifications, we estimated that our EaR for the 12 months ending September 30, 2015 would decrease by 2.2% in the event of an instantaneous 200 basis point increase in market interest rates. The deterioration in this estimated decrease when compared to our September 30, 2013 estimated decrease of 0.5% for the then ensuing 12 month period, primarily reflects the use of enhanced customer behavioral assumptions and other modeling modifications that have been subjected to further refinement.
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

EVE is considered as a point in time calculation with a "liquidation" view of the Association where all the cash flows (including interest, principal and prepayments) are modeled and discounted using discount factors derived from the current market yield curves. It provides a long term view and helps to define changes in equity and duration as a result of changes in interest rates. On the other hand, EaR is based on balance sheet projections going one year and two year forward and assumes new business volume and pricing to calculate net interest income under different interest rate environments. EaR is calculated to determine the sensitivity of net interest income under different interest rate scenarios. With each of these models specific policy limits have been established that are compared with the actual month end results. These limits have been approved by the Association's Board of Directors and are used as benchmarks to evaluate and moderate interest rate risk. In the event that there is a breach of policy limits, management is responsible for taking such action, similar to those described under the preceding heading of General, as may be necessary in order to return the Association's interest rate risk profile to a position that is in compliance with the policy. At September 30, 2014 the IRR profile as disclosed above did not breach our internal limits.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2014. In making this assessment, the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (1992) was utilized. Based on this assessment, management believes that, as of September 30, 2014, the Company’s internal control over financial reporting is effective.
The Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting.
The Sarbanes-Oxley Act Section 302 Certifications have been filed as Exhibit 31.1 and Exhibit 31.2 to this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
TFS Financial Corporation
Cleveland, OH

We have audited the internal control over financial reporting of TFS Financial Corporation and subsidiaries (the "Company") as of September 30, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report Regarding Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 30, 2014 of the Company and our report dated November 26, 2014, expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Cleveland, OH
November 26, 2014

Item 9B.	Other Information
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Incorporated by reference from the Notice of Annual Meeting and Proxy Statement for the 2015 Annual Meeting of Shareholders (the “Proxy Statement”) sections entitled “Proposal One: Election of Directors,” “Executive Compensation,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance.” Such information will be filed with the SEC no later than 120 days after the end of the fiscal year covered by this report.
The table below sets forth information, as of September 30, 2014, regarding our executive officers other than Mr. Stefanski and Ms. Weil.

Name	Title	Age
David S. Huffman	Chief Financial Officer	62
Paul J. Huml	Chief Accounting Officer Chief Operating Officer, the Company	55
Anna M. Motta	Chief Information Officer, the Association	55
Terence C. Paulett	Chief Risk Officer	61
Cathy W. Zbanek	Chief Marketing and Human Resources Officer, the Association	41
The executive officers of the Company and the Association are elected annually and hold office until their respective successors are elected or until death, resignation, retirement or removal by the Board of Directors.
The Business Background of Our Executive Officers
The business experience for the past five years of each of our executive officers other than Mr. Stefanski and Ms. Weil is set forth below. Unless otherwise indicated, executive officers have held their positions for the past five years.
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
Anna M. Motta joined the Association in 1989 and was named Chief Information Officer in 2014.  During her time with the Association, Ms. Motta has managed a number of different operational areas including Northeast Ohio Retail Operations, Customer Service, Internet Services, Loan Servicing, Default Servicing, Deposit Operations, and Information Services. Ms. Motta’s more than 30 years in the banking industry also included serving as Treasurer of ParkView Federal Savings and Loan, in Cleveland, Ohio, from 1987 to 1989.
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

Cathy W. Zbanek joined the Association in 2001 and was named the Chief Marketing Officer in January 2013 and also serves as the Human Resource Officer for the Association. Prior to her current role, she directed several key strategic business projects as well as systems design and development. She also managed several departments, including Customer Service. Before joining the Association, Ms. Zbanek served as a senior consultant with Waterstone Consulting, working in their Management Consulting Group. Her experience also includes working with the consulting group, Price Waterhouse Coopers.
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
The following table provides information as of September 30, 2014 regarding our 2008 Equity Incentive Plan that was approved by shareholders on May 29, 2008:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Rights and Warrants	Weighted-Average Exercise Price of Outstanding Options, Rights and Warrants		Number of Shares Remaining Available for Future Issuance Under the Plan
Equity Compensation Plans
Approved by Stockholders	8,086,852	$9.27	(1)	13,485,006
Equity Compensation Plans
Not Approved by Stockholders	N/A	N/A		N/A
Total	8,086,852	$9.27	(1)	13,485,006
 ______________________

(1)
Weighted-Average Exercise Price of Outstanding Options, Rights and Warrants is calculated using 1,352,777 shares of restricted stock awards at $0.00 and 6,734,075 shares of stock option awards at $11.13.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)(1) Financial Statements
The following documents are filed as part of this Annual Report on Form 10-K:

a.	The consolidated financial statements of TFS Financial Corporation and subsidiaries contained in Part II, Item 8 of this Annual Report on Form 10-K:

•	Consolidated Statements of Condition as of September 30, 2014 and 2013;

•	Consolidated Statements of Income for the years ended September 30, 2014, 2013 and 2012;

•	Consolidated Statements of Comprehensive Income for the years ended September 30, 2014, 2013 and 2012;

•	Consolidated Statements of Shareholders' Equity for the years ended September 30, 2014, 2013 and 2012,

•	Consolidated Statements of Cash Flows for the years ended September 30, 2014, 2013 and 2012; and

•	Notes to the Consolidated Financial Statements
b. The exhibits listed in the Exhibits Index beginning on Page 138 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
TFS Financial Corporation
Cleveland, OH

We have audited the accompanying consolidated statements of condition of TFS Financial Corporation and subsidiaries (the "Company") as of September 30, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TFS Financial Corporation and subsidiaries as of September 30, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 30, 2014, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 26, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Cleveland, OH
November 26, 2014

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION
As of September 30, 2014 and 2013
(In thousands, except share data)

	2014	2013
ASSETS
Cash and due from banks	$26,886	$34,694
Other interest-bearing cash equivalents	154,517	251,302
Cash and cash equivalents	181,403	285,996
Investment securities available for sale (amortized cost $570,549 and $480,664, respectively)	568,868	477,376
Mortgage loans held for sale, at lower of cost or market ($4,570 and $3,369 measured at fair value, respectively)	4,962	4,179
Loans held for investment, net:
Mortgage loans	10,708,483	10,185,674
Other loans	4,721	4,100
Deferred loan fees, net	(1,155)	(13,171)
Allowance for loan losses	(81,362)	(92,537)
Loans, net	10,630,687	10,084,066
Mortgage loan servicing assets, net	11,669	14,074
Federal Home Loan Bank stock, at cost	40,411	35,620
Real estate owned, net	21,768	22,666
Premises, equipment, and software, net	56,443	58,517
Accrued interest receivable	31,952	31,489
Bank owned life insurance contracts	190,152	183,724
Other assets	64,880	71,639
TOTAL ASSETS	$11,803,195	$11,269,346
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$8,653,878	$8,464,499
Borrowed funds	1,138,639	745,117
Borrowers’ advances for insurance and taxes	76,266	71,388
Principal, interest, and related escrow owed on loans serviced	54,670	75,745
Accrued expenses and other liabilities	40,285	41,120
Total liabilities	9,963,738	9,397,869
Commitments and contingent liabilities
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 332,318,750 shares issued; 301,654,581 and 309,230,591 outstanding at September 30, 2014 and September 30, 2013, respectively	3,323	3,323
Paid-in capital	1,702,441	1,696,370
Treasury stock, at cost; 30,664,169 and 23,088,159 shares at September 30, 2014 and September 30, 2013, respectively	(379,109)	(278,215)
Unallocated ESOP shares	(66,084)	(70,418)
Retained earnings—substantially restricted	589,678	529,021
Accumulated other comprehensive loss	(10,792)	(8,604)
Total shareholders’ equity	1,839,457	1,871,477
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,803,195	$11,269,346
See accompanying notes to consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For each of the three years in the period ended September 30, 2014
(In thousands, except share and per share data)

	2014	2013	2012
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$363,409	$376,840	$409,400
Investment securities available for sale	9,212	4,941	1,995
Investment securities held to maturity	—	—	4,245
Other interest and dividend earning assets	2,063	2,191	2,213
Total interest and dividend income	374,684	383,972	417,853
INTEREST EXPENSE:
Deposits	93,178	111,408	153,100
Borrowed funds	10,073	4,011	2,546
Total interest expense	103,251	115,419	155,646
NET INTEREST INCOME	271,433	268,553	262,207
PROVISION FOR LOAN LOSSES	19,000	37,000	102,000
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	252,433	231,553	160,207
NON-INTEREST INCOME:
Fees and service charges, net of amortization	9,266	8,921	11,473
Net gain on the sale of loans	2,031	8,267	688
Increase in and death benefits from bank owned life insurance contracts	6,439	6,464	6,484
Other	4,164	4,816	5,818
Total non-interest income	21,900	28,468	24,463
NON-INTEREST EXPENSE:
Salaries and employee benefits	90,333	86,471	80,113
Marketing services	14,256	12,983	9,799
Office property, equipment, and software	20,694	21,009	20,489
Federal insurance premium and assessments	9,911	13,019	14,294
State franchise tax	6,503	6,627	6,039
Real estate owned expense, net	9,337	6,724	8,190
Other operating expenses	24,442	30,827	32,134
Total non-interest expense	175,476	177,660	171,058
INCOME BEFORE INCOME TAXES	98,857	82,361	13,612
INCOME TAX EXPENSE	32,966	26,402	2,133
NET INCOME	$65,891	$55,959	$11,479
Earnings per share—basic and diluted	$0.22	$0.18	$0.04
Weighted average shares outstanding
Basic	298,974,062	301,832,758	301,226,639
Diluted	300,556,767	302,746,766	301,770,338
See accompanying notes to consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For each of the three years in the period ended September 30, 2014
(In thousands)

	2014	2013	2012
Net income	$65,891	$55,959	$11,479
Other comprehensive income (loss), net of tax
Change in net unrealized income (loss) on securities available for sale	1,044	(4,746)	2,520
Change in pension obligation	(3,232)	2,058	7,841
Total other comprehensive income (loss)	(2,188)	(2,688)	10,361
Total comprehensive income	$63,703	$53,271	$21,840
See accompanying notes to consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For each of the three years in the period ended September 30, 2014
(In thousands, except share and per share data)

	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at September 30, 2011	$3,323	1,686,216	(282,090)	(79,084)	461,836	(16,277)	$1,773,924
Comprehensive income
Net income	—	—	—	—	11,479	—	11,479
Other comprehensive income, net of tax	—	—	—	—	—	10,361	10,361
ESOP shares allocated or committed to be released	—	(330)	—	4,333	—	—	4,003
Compensation costs for stock-based plans	—	7,112	—	—	—	—	7,112
Treasury stock allocated to restricted stock plan	—	(1,114)	1,153	—	(68)	—	(29)
Balance at September 30, 2012	$3,323	1,691,884	(280,937)	(74,751)	473,247	(5,916)	$1,806,850
Comprehensive income
Net income	—	—	—	—	55,959	—	55,959
Other comprehensive loss, net of tax	—	—	—	—	—	(2,688)	(2,688)
ESOP shares allocated or committed to be released	—	166	—	4,333	—	—	4,499
Compensation costs for stock-based plans	—	6,703	—	—	—	—	6,703
Treasury stock allocated to restricted stock plan	—	(2,383)	2,722	—	(185)	—	154
Balance at September 30, 2013	$3,323	1,696,370	(278,215)	(70,418)	529,021	(8,604)	$1,871,477
Comprehensive income
Net income	—	—	—	—	65,891	—	65,891
Other comprehensive loss, net of tax	—	—	—	—	—	(2,188)	(2,188)
ESOP shares allocated or committed to be released	—	1,221	—	4,334	—	—	5,555
Compensation costs for stock-based plans	—	6,862	—	—	—	—	6,862
Excess tax benefit from stock-based compensation	—	91	—	—	—	—	91
Purchase of treasury stock (7,770,300 shares)	—	—	(103,085)	—	—	—	(103,085)
Treasury stock allocated to restricted stock plan	—	(2,103)	2,191	—	(348)	—	(260)
Dividends paid to common shareholders ($0.07 per common share)	—	—	—	—	(4,886)	—	(4,886)
Balance at September 30, 2014	$3,323	1,702,441	(379,109)	(66,084)	589,678	(10,792)	$1,839,457
See accompanying notes to consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For each of the three years in the period ended September 30, 2014
(In thousands)

	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$65,891	$55,959	$11,479
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	12,157	11,356	11,115
Depreciation and amortization	13,285	21,315	22,767
Deferred income taxes	9,659	6,486	(19,270)
Provision for loan losses	19,000	37,000	102,000
Net gain on the sale of loans	(2,031)	(8,267)	(688)
Net gain on the sale of securities	(276)	—	—
Other net losses (gains)	2,529	(756)	2,027
Principal repayments on and proceeds from sales of loans held for sale	27,475	74,170	26,585
Loans originated for sale	(27,907)	(65,545)	(9,640)
Increase in and death benefits for bank owned life insurance contracts	(6,449)	(6,468)	(6,480)
Net (increase) decrease in interest receivable and other assets	(2,392)	16,908	10,180
Net (decrease) increase in accrued expenses and other liabilities	(7,537)	(1,739)	4,920
Other	104	391	631
Net cash provided by operating activities	103,508	140,810	155,626
CASH FLOWS FROM INVESTING ACTIVITIES:
Loans originated	(2,425,032)	(2,459,635)	(2,928,682)
Principal repayments on loans	1,783,108	2,369,786	2,185,787
Proceeds from sales, principal repayments and maturities of:
Securities available for sale	157,389	206,388	74,589
Securities held to maturity	—	—	139,533
Proceeds from sale of:
Loans	48,564	282,221	—
Real estate owned	25,738	25,817	22,731
Purchases of:
FHLB Stock	(4,791)	—	—
Securities available for sale	(250,832)	(276,454)	(134,488)
Securities held to maturity	—	—	(93,509)
Premises and equipment	(2,816)	(2,819)	(7,332)
Other	25	(116)	8
Net cash (used in) provided by in investing activities	(668,647)	145,188	(741,363)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	189,379	(516,920)	265,509
Net increase in borrowers' advances for insurance and taxes	4,878	3,524	9,629
Net decrease in principal and interest owed on loans serviced	(21,075)	(51,794)	(24,320)
Net (decrease) increase in short term borrowed funds	(5,430)	(52,732)	316,335
Proceeds from long term borrowed funds	450,000	320,000	35,000
Repayment of long term borrowed funds	(51,048)	(10,342)	(3,000)
Purchase of treasury shares	(101,363)	—	—
Excess tax benefit related to stock-based compensation	91	—	—
Dividends paid to common shareholders	(4,886)	—	—
Net cash provided by (used in) in financing activities	460,546	(308,264)	599,153
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(104,593)	(22,266)	13,416
CASH AND CASH EQUIVALENTS—Beginning of year	285,996	308,262	294,846
CASH AND CASH EQUIVALENTS—End of year	$181,403	$285,996	$308,262
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest on deposits	$92,143	$111,707	$153,463
Cash paid for interest on borrowed funds	9,503	3,743	2,541
Cash paid for income taxes	25,100	19,642	19,794
SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to real estate owned	27,000	27,741	23,006
Transfer of loans from held for investment to held for sale	48,088	337,009	245,920
Transfer of loans from held for sale to held for investment	—	155,028	104,657
Transfer of investments from held to maturity to available for sale	—	—	343,687
See accompanying notes to consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the years ended September 30, 2014, 2013, and 2012
(Dollars in thousands unless otherwise indicated)

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
Business—TFS Financial Corporation, a federally chartered stock holding company, conducts its principal activities through its wholly owned subsidiaries. The principal line of business of the Company is retail consumer banking, including mortgage lending, deposit gathering, and other insignificant financial services. Third Federal Savings and Loan Association of Cleveland, MHC, its federally chartered mutual holding company parent, owned 75.29% of the outstanding shares of common stock of the Company at September 30, 2014.
The Company’s primary operating subsidiaries include the Association and Third Capital, Inc. The Association is a federal savings association, which provides retail loan and savings products to its customers in Ohio and Florida, through its 38 full-service branches, eight loan production offices, customer service call center and internet site. The Association also provides savings products and first mortgage refinance loans and home equity lines of credit in states outside of its branch footprint. Third Capital, Inc. was formed to hold non-thrift investments and subsidiaries, which include a limited liability company that acquires and manages commercial real estate, a Vermont captive reinsurance company, which as of September 30, 2014 had no reinsurance contracts remaining, and an entity that pursues merger and acquisition opportunities and investments in private equity investment funds.
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
Investment Securities—Securities held to maturity are securities that the Company has the positive intent and the ability to hold to maturity; these securities are reported at amortized cost and adjusted for unamortized premiums and discounts. All other securities are classified as available for sale. Securities held as available for sale are reported at fair value, with unrealized gains and losses, net of tax, reported as a component of AOCI. Management determines the appropriate classification of securities based on the intent and ability at the time of purchase.
Gains and losses on the sale of investment and mortgage-backed securities available for sale are computed on a specific identification basis. Purchases and sales of securities are accounted for on a trade-date or settlement-date basis, depending on the settlement terms.
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

Mortgage Banking Activity—Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Mortgage loans included in pending agency contracts to sell and securitize loans are carried at fair value. Fair value is based on quoted secondary market pricing for loan portfolios with similar characteristics and includes consideration of deferred fees (costs). Net unrealized losses, or net unrealized gains and losses on loans carried at fair value, are recognized in a valuation allowance by charges to income.
The Company retains servicing on loans that are sold and initially recognizes an asset for mortgage loan servicing rights based on the fair value of the servicing rights. Residential mortgage loans represent the single class of servicing rights and are measured at the lower of cost or fair value on a recurring basis. Mortgage loan servicing rights are reported net of accumulated amortization, which is recorded in proportion to, and over the period of, estimated net servicing revenues. The Company monitors prepayments and changes amortization of mortgage servicing rights accordingly. The impairment analysis is based on predominant risk characteristics of the loans serviced, such as type, fixed and adjustable rate loans, original terms and interest rates. Fair values are estimated using discounted cash flows based on current interest rates and prepayment assumptions, and impairment is monitored each quarterly reporting period. The amount of impairment recognized is the amount by which the mortgage loan servicing assets exceed their fair value.
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
Loans are classified as troubled debt restructurings when the original contractual terms are modified to provide a concession to a borrower experiencing financial difficulty under terms that would not otherwise be available and the modification is the result of an agreements between the Company and the borrower or is imposed by a court or law. Concessions granted in troubled debt restructurings may include a reduction of the stated interest rate, a reduction or forbearance of principal, an extension of the maturity date, a significant delay in payments, the removal of one or more borrowers from the obligation, or any combination of these.
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
Real Estate Owned, net—Real estate owned, net represents real estate acquired through foreclosure or deed in lieu of foreclosure and is initially recorded at fair value less estimated costs to sell. Subsequent to acquisition, real estate owned is carried at the lower of cost or fair value less estimated selling costs. Management performs periodic valuations and a valuation allowance is established by a charge to income for any excess of the carrying value over the fair value less estimated costs to sell the property. Recoveries in fair value during the holding period are recognized until the valuation allowance is reduced to zero. Costs related to holding and maintaining the property are charged to expense.
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
Bank Owned Life Insurance—Life insurance is provided under both whole and split dollar life insurance agreements. Policy premiums were prepaid and the Company will recover the premiums paid from the proceeds of the policies. The Company recognizes death benefits and growth in the cash surrender value of the policies in other non-interest income.
Goodwill—The excess of purchase price over the fair value of net assets of acquired companies is classified as goodwill and reported in Other Assets. Goodwill was $9,732 at September 30, 2014 and 2013. Goodwill is reviewed for impairment on an annual basis as of September 30. No impairment was identified as of September 30, 2014 or 2013.
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
Marketing Costs—Marketing costs are expensed as incurred.
Earnings per Share—Basic earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding. Outstanding shares include shares sold to subscribers, shares held by the Third Federal Foundation, shares of the Employee Stock Ownership Plan which have been allocated or committed to be released for allocation to participants, and shares held by Third Federal Savings, MHC.
Diluted earnings per share is computed using the same method as basic earnings per share, but reflects the potential dilution, if any, of unexercised stock options and unvested shares of restricted stock units that could occur if stock options were exercised and restricted stock units were issued and converted into common stock. These potentially dilutive shares would then be included in the weighted average number of shares outstanding for the period using the treasury stock method. At September 30, 2014, 2013 and 2012, potentially dilutive shares include stock options and restricted stock units issued through stock-based compensation plans.
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
In November 2013, the fourth repurchase program allowing the repurchase of up to 3,300,000 shares of TFS Financial Corporation's outstanding common stock, which was originally authorized by the Board of Directors in March, 2009, was completed. The Board of Directors authorized a fifth repurchase program for the repurchase of 5,000,000 shares in April, 2014 which was completed in September, 2014. The Board of Directors authorized a sixth repurchase program for the repurchase of up to 10,000,000 shares in September, 2014. A total of 7,770,300 shares were repurchased during the year ended September 30, 2014. No shares were repurchased during the year ended September 30, 2013. At September 30, 2014, there were 9,385,950 shares remaining to be purchased under the sixth repurchase program. The Company had suspended its repurchase program between July, 2010 and October, 2013 as a result of concerns previously communicated to the Company by its regulators, which have since been resolved. The Company previously repurchased 23,000,000 shares of the Company’s common stock as part of the first three previous Board of Directors-approved share repurchase programs.
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
Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios (set forth in table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and core capital (as defined) to adjusted assets (as defined). The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet assets to broad risk categories.  At September 30, 2014, the Association exceeded all regulatory capital requirements and is considered “well capitalized” under regulatory guidelines.
The following table summarizes the actual capital amounts and ratios of the Association as of September 30, 2014 and 2013, compared to the minimum capital adequacy requirements and the requirements for classification as a well capitalized institution. The Association's risk based capital and capital ratios for 2013 reflect amended amounts related to the lower risk-weighting, conversion factor that is applied to unfunded commitments of home equity lines of credit that are subjected to effective account management procedures.

			Minimum Requirements
	Actual		For Capital Adequacy Purposes		To be “Well Capitalized” Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2014
Total Capital to Risk-Weighted Assets	$1,665,477	25.25%	$527,702	8.00%	$659,627	10.00%
Core Capital to Adjusted Tangible Assets	1,584,115	13.47%	470,513	4.00%	588,141	5.00%
Tier 1 Capital to Risk-Weighted Assets	1,584,115	24.02%	N/A	N/A	395,776	6.00%
September 30, 2013
Total Capital to Risk-Weighted Assets	$1,671,397	26.16%	$511,155	8.00%	$638,943	10.00%
Core Capital to Adjusted Tangible Assets	1,591,373	14.18%	449,023	4.00%	561,279	5.00%
Tier 1 Capital to Risk-Weighted Assets	1,591,373	24.91%	N/A	N/A	417,850	6.00%

The following table reconciles the Association’s total capital under GAAP to reported regulatory capital amounts as of September 30, 2014 and 2013.

	2014	2013
Total capital as reported under GAAP	$1,579,573	$1,589,459
Goodwill and software	(6,250)	(6,690)
AOCI related to pension obligation	9,699	6,467
Other	1,093	2,137
Total core and tier 1 capital	1,584,115	1,591,373
Allowable allowance for loan losses	81,362	80,024
Total risk based capital	$1,665,477	$1,671,397
On December 27, 2013, the Association paid a dividend of $85,000 to the Company. There were no dividends paid to the Company during the year ended September 30, 2013.

In April, 2014, the FRS terminated the remaining MOU that had been issued by the OTS in February, 2011, prior to the OTS' July 21, 2011 merger into the OCC. The requirements of the MOU dealt with enterprise risk management issues, which have all been resolved. A related MOU had been terminated by the OCC in December, 2012. As a result of the MOU, the Company had not declared or paid dividends or repurchased any of its outstanding stock between 2010 and October, 2013. The Company resumed stock repurchases in October, 2013, and in September, 2014, paid its first quarterly dividend ($0.07 per share) since May, 2010. On July 31, 2014, as dictated under interim final rules issued by the FRS on August 12, 2011, a majority of Third Federal Savings, MHC's members eligible to vote, approved Third Federal Savings, MHC waiving its right to receive dividends on the Company's stock that Third Federal Savings, MHC owns, up to $0.28 per share during the 12 months ending July 31, 2015. Prior to May, 2010, Third Federal Savings, MHC had waived its right to receive each dividend paid by the Company. Unless the FRS amends its interim rule, a member vote will be required for Third Federal Savings, MHC to waive its right to receive dividends beyond July 31, 2015.
4. INVESTMENT SECURITIES
Investments available for sale are summarized as follows:

	September 30, 2014
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. government and agency obligations	$2,000	$23	$—	$2,023
REMICs	557,895	1,896	(4,184)	555,607
Fannie Mae certificates	10,654	749	(165)	11,238
	$570,549	$2,668	$(4,349)	$568,868

	September 30, 2013
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. government and agency obligations	$2,000	$37	$—	$2,037
Freddie Mac certificates	894	56	—	950
Ginnie Mae certificates	11,919	423	—	12,342
REMICs	448,881	1,506	(5,810)	444,577
Fannie Mae certificates	11,495	805	(305)	11,995
Money market accounts	5,475	—	—	5,475
	$480,664	$2,827	$(6,115)	$477,376

For the year ended September 30, 2014 proceeds from sales of investment securities available for sale portfolio were $38,725, which resulted in net realized gain of $276. There were no sales from the investment securities available for sale portfolio or the investment securities held-to-maturity portfolio during the years ended September 30, 2013 and 2012.
Gross unrealized losses on securities and the estimated fair value of the related securities, aggregated by investment category and length of time the individual securities have been in a continuous loss position, at September 30, 2014 and 2013, were as follows:

	September 30, 2014
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$182,151	$947	$162,321	$3,237	$344,472	$4,184
Fannie Mae certificates	—	—	4,826	165	4,826	165
Total	$182,151	$947	$167,147	$3,402	$349,298	$4,349

	September 30, 2013
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$237,774	$4,984	$45,768	$826	$283,542	$5,810
Fannie Mae certificates	4,806	305	—	—	4,806	305
Total	$242,580	$5,289	$45,768	$826	$288,348	$6,115

The unrealized losses on investment securities were attributable to market interest rate increases. The contractual terms of U.S. government and agency obligations do not permit the issuer to settle the security at a price less than the par value of the investment. The contractual cash flows of mortgage-backed securities are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. REMICs are issued by or backed by securities issued by these governmental agencies. It is expected that the securities would not be settled at a price substantially less than the amortized cost of the investment. During the financial market upheaval of 2008, concern arose about the financial health of Fannie Mae and Freddie Mac and, therefore, the viability of the payment guarantees issued by the agencies. This market was preserved when, in September 2008, the Federal Housing Finance Agency placed Fannie Mae and Freddie Mac into conservatorship. Shortly after taking control, the U.S. Treasury Department established financing agreements to ensure Fannie Mae's and Freddie Mac's ability to meet their obligations to holders of mortgage-backed securities that they have issued or guaranteed.
Since the decline in value is attributable to changes in interest rates and not credit quality and because the Association has neither the intent to sell the securities nor is it more likely than not the Association will be required to sell the securities for the time periods necessary to recover the amortized cost, these investments are not considered other-than-temporarily impaired.
At September 30, 2014, the amortized cost and fair value of U.S. government and agency obligations available for sale due in more than one year but less than five years are $2,000 and $2,023, respectively.

5. LOANS AND ALLOWANCE FOR LOAN LOSSES
Loans held for investment consist of the following:

	September 30,
	2014	2013
Real estate loans:
Residential Core	$8,828,839	$8,118,511
Residential Home Today	154,196	178,353
Home equity loans and lines of credit	1,696,929	1,858,398
Construction	57,104	72,430
Real estate loans	10,737,068	10,227,692
Other consumer loans	4,721	4,100
Less:
Deferred loan fees—net	(1,155)	(13,171)
Loans-in-process (“LIP”)	(28,585)	(42,018)
Allowance for loan losses	(81,362)	(92,537)
Loans held for investment, net	$10,630,687	$10,084,066

At September 30, 2014 and 2013, respectively, $4,962 and $4,179 of long-term, fixed-rate loans were classified as mortgage loans held for sale.
A large concentration of the Company’s lending is in Ohio and Florida. As of September 30, 2014 and 2013, the percentage of total Residential Core and Home Today loans held in Ohio were 68% and 74%, and the percentage held in Florida were 17% and 18%, respectively. As of September 30, 2014 and 2013, equity loans and lines of credit were concentrated in the states of Ohio (40% and 39%), Florida (28% and 29%) and California (13% and 12%). The economic conditions and market for real estate in Ohio and Florida have impacted the ability of borrowers in those areas to repay their loans.
Home Today is an affordable housing program targeted to benefit low- and moderate-income home buyers. Through this program the Association provided the majority of loans to borrowers who would not otherwise qualify for the Association’s loan products, generally because of low credit scores. Although the credit profiles of borrowers in the Home Today program might be described as sub-prime, Home Today loans generally contain the same features as loans offered to our Core borrowers. Borrowers in the Home Today program must complete financial management education and counseling and must be referred to the Association by a sponsoring organization with which the Association has partnered as part of the program. Borrowers must also meet a minimum credit score threshold. Because the Association applied less stringent underwriting and credit standards to the majority of Home Today loans, loans originated under the program have greater credit risk than its traditional residential real estate mortgage loans. While effective March 27, 2009, the Home Today underwriting guidelines were changed to be substantially the same as the Association’s traditional first mortgage product, the majority of loans in this program were originated prior to that date. As of September 30, 2014 and 2013, the principal balance of Home Today loans originated prior to March 27, 2009 was $151,164 and $174,974 respectively. The Association does not offer, and has not offered, loan products frequently considered to be designed to target sub-prime borrowers containing features such as higher fees or higher rates, negative amortization, a loan-to-value ratio greater than 100%, or option adjustable-rate mortgages.
The Association currently offers home equity lines of credit that include monthly principal and interest payments throughout the entire term. Between June 28, 2010 and March 20, 2012, due to the deterioration in overall housing conditions including concerns for loans and lines in a second lien position, home equity lines of credit and home equity loans were not offered by the Association. Prior to March 11, 2009, the Association offered residential mortgage loan products where the borrower pays only interest for a portion of the loan term. The recorded investment in interest only loans is comprised of the following:

	September 30,
	2014	2013
Residential Core	$—	$2,353
Equity lines of credit	1,542,020	1,680,917
Total	$1,542,020	$1,683,270

Home equity lines of credit prior to February 2013 require interest only payments for a maximum of 10 years and convert to fully amortizing for the remaining term, up to 20 years, at which time they are included in the home equity loan balance. Residential loans were interest only for a maximum of 5 years and converted to fully amortizing for the remaining term of up to 30 years.
An age analysis of the recorded investment in loan receivables that are past due at September 30, 2014 and 2013 is summarized in the following tables. When a loan is more than one month past due on its scheduled payments, the loan is considered 30 days or more past due. Balances are net of deferred fees and any applicable loans-in-process.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
September 30, 2014
Real estate loans:
Residential Core	$9,067	$3,899	$37,451	$50,417	$8,772,180	$8,822,597
Residential Home Today	7,887	2,553	15,105	25,545	126,417	151,962
Home equity loans and lines of credit	6,044	1,785	9,037	16,866	1,687,349	1,704,215
Construction	200	—	—	200	28,354	28,554
Total real estate loans	23,198	8,237	61,593	93,028	10,614,300	10,707,328
Other consumer loans	—	—	—	—	4,721	4,721
Total	$23,198	$8,237	$61,593	$93,028	$10,619,021	$10,712,049

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
September 30, 2013
Real estate loans:
Residential Core	$15,398	$4,874	$56,484	$76,756	$8,024,657	$8,101,413
Residential Home Today	8,597	5,989	18,341	32,927	142,666	175,593
Home equity loans and lines of credit	7,495	4,776	12,042	24,313	1,841,111	1,865,424
Construction	—	—	41	41	30,032	30,073
Total real estate loans	31,490	15,639	86,908	134,037	10,038,466	10,172,503
Other consumer loans	—	—	—	—	4,100	4,100
Total	$31,490	$15,639	$86,908	$134,037	$10,042,566	$10,176,603
The recorded investment of loan receivables in non-accrual status is summarized in the following table. Balances are net of deferred fees.

	September 30,
	2014	2013
Real estate loans:
Residential Core	$79,388	$91,048
Residential Home Today	29,960	34,813
Home equity loans and lines of credit	26,189	29,943
Construction	—	41
Total non-accrual loans	$135,537	$155,845

Loans are placed in non-accrual status when they are contractually 90 days or more past due. Loans modified in troubled debt restructurings that were in non-accrual status prior to the restructurings remain in non-accrual status for a minimum of six months after restructuring. Additionally, home equity loans and lines of credit where the customer has a severely delinquent first mortgage loan and loans in Chapter 7 bankruptcy status where all borrowers have filed, and not reaffirmed or been dismissed, are placed in non-accrual status. Prior to June 30, 2014, loans in Chapter 7 bankruptcy status where all borrowers filed were only placed in non-accrual status upon discharge. At September 30, 2014 and September 30, 2013, respectively, the recorded investment in non-accrual loans includes $73,946 and $68,937 which are performing according to the terms of their agreement, of which $49,019 and $42,042 are loans in Chapter 7 bankruptcy status, primarily where all borrowers have filed, and have not reaffirmed or been dismissed.
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
The recorded investment in loan receivables at September 30, 2014 and 2013 is summarized in the following table. The table provides details of the recorded balances according to the method of evaluation used for determining the allowance for loan losses, distinguishing between determinations made by evaluating individual loans and determinations made by evaluating groups of loans not individually evaluated. Balances of recorded investments are net of deferred fees and any applicable loans-in-process.

	September 30,
	2014			2013
	Individually	Collectively	Total	Individually	Collectively	Total
Real estate loans:
Residential Core	$131,719	$8,690,878	$8,822,597	$149,102	$7,952,311	$8,101,413
Residential Home Today	67,177	84,785	151,962	79,065	96,528	175,593
Home equity loans and lines of credit	34,490	1,669,725	1,704,215	34,387	1,831,037	1,865,424
Construction	—	28,554	28,554	487	29,586	30,073
Total real estate loans	233,386	10,473,942	10,707,328	263,041	9,909,462	10,172,503
Other consumer loans	—	4,721	4,721	—	4,100	4,100
Total	$233,386	$10,478,663	$10,712,049	$263,041	$9,913,562	$10,176,603
An analysis of the allowance for loan losses at September 30, 2014 and 2013 is summarized in the following table. The analysis provides details of the allowance for loan losses according to the method of evaluation, distinguishing between allowances for loan losses determined by evaluating individual loans and allowances for loan losses determined by evaluating groups of loans not individually evaluated.

	September 30,
	2014			2013
	Individually	Collectively	Total	Individually	Collectively	Total
Real estate loans:
Residential Core	$8,889	$22,191	$31,080	$7,138	$28,289	$35,427
Residential Home Today	6,366	10,058	16,424	7,677	16,435	24,112
Home equity loans and lines of credit	532	33,299	33,831	1,018	31,800	32,818
Construction	—	27	27	5	175	180
Total real estate loans	15,787	65,575	81,362	15,838	76,699	92,537
Other consumer loans	—	—	—	—	—	—
Total	$15,787	$65,575	$81,362	$15,838	$76,699	$92,537
At September 30, 2014, individually evaluated loans that required an allowance were comprised only of loans evaluated for impairment based on the present value of cash flows, such as performing troubled debt restructurings, and loans with a further deterioration in the fair value of collateral not yet identified as uncollectible. All other individually evaluated loans received a charge-off if applicable.
Because many variables are considered in determining the appropriate level of general valuation allowances, directional changes in individual considerations do not always align with the directional change in the balance of a particular component of the general valuation allowance. At September 30, 2014 and 2013, respectively, allowances on individually reviewed loans evaluated for impairment based on the present value of cash flows, such as performing troubled debt restructurings were $15,787 and $15,749; and allowances on loans with further deteriorations in the fair value of collateral not yet identified as uncollectible were $0 and $89.
Residential Core mortgage loans represent the largest piece of the residential real estate portfolio. The Company believes the allowance aligns with the overall credit risk based on the nature, composition, collateral, products, lien position and performance of the portfolio. The portfolio does not include loan types or structures that have recently experienced severe performance problems at other financial institutions (sub-prime, no documentation or pay option adjustable rate mortgages).
As described earlier in this note, Home Today loans have greater credit risk than traditional residential real estate mortgage loans. At September 30, 2014 and 2013, respectively, approximately 42% and 50% of Home Today loans include private mortgage insurance coverage. The majority of the coverage on these loans was provided by PMI Mortgage Insurance Co., which the Arizona Department of Insurance seized in 2011 and indicated that all claims payments would be reduced by 50%. In March 2013, PMIC notified the Association that all payments would be paid at 55% of the claim with the remainder deferred. In March 2014, PMIC notified the Association that the cash percentage of the partial claim payment plan would increase further to 67% of the claim. Appropriate adjustments have been made to all of the Association’s affected valuation allowances and charge-offs, as well as the estimated loss severity factors that are used for loans evaluated collectively. The amount of loans in our owned portfolio covered by mortgage insurance provided by PMIC as of September 30, 2014 and 2013, respectively, was $186,233 and $236,713 of which $170,128 and $214,920 was current. The amount of loans in our owned portfolio covered by mortgage insurance provided by Mortgage Guaranty Insurance Corporation as of September 30, 2014 and 2013, respectively, was $74,254 and $91,478 of which $73,616 and $90,099 was current. As of September 30, 2014, MGIC's long-term debt rating, as published by the major credit rating agencies, did not meet the requirements to qualify as "investment grade"; however, MGIC continues to make claims payments in accordance with its contractual obligations and the Association has not increased its estimated loss given default factors related to MGIC's claim paying ability. No other loans were covered by mortgage insurers that were deferring claim payments or which we assessed as being non-investment grade.
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

The recorded investment and the unpaid principal balance of impaired loans, including those whose terms have been modified in troubled debt restructurings, as of September 30, 2014 and 2013 are summarized as follows. Balances of recorded investments are net of deferred fees.

	September 30,
	2014			2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related IVA recorded:
Residential Core	$72,840	$94,419	$—	$86,040	$114,799	$—
Residential Home Today	28,045	57,854	—	33,163	66,366	—
Home equity loans and lines of credit	26,618	38,046	—	27,494	58,267	—
Construction	—	—	—	422	544	—
Total	$127,503	$190,319	$—	$147,119	$239,976	$—
With an IVA recorded:
Residential Core	$58,879	$59,842	$8,889	$63,062	$64,468	$7,138
Residential Home Today	39,132	39,749	6,366	45,902	46,698	7,677
Home equity loans and lines of credit	7,872	7,909	532	6,893	6,996	1,018
Construction	—	—	—	65	65	5
Total	$105,883	$107,500	$15,787	$115,922	$118,227	$15,838
Total impaired loans:
Residential Core	$131,719	$154,261	$8,889	$149,102	$179,267	$7,138
Residential Home Today	67,177	97,603	6,366	79,065	113,064	7,677
Home equity loans and lines of credit	34,490	45,955	532	34,387	65,263	1,018
Construction	—	—	—	487	609	5
Total	$233,386	$297,819	$15,787	$263,041	$358,203	$15,838
At September 30, 2014 and 2013, respectively, the recorded investment in impaired loans includes $186,428 and $201,692 of loans modified in troubled debt restructurings of which $20,851 and $30,550 are 90 days or more past due.
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

(1)
Prior to 6/30/2014, collateral shortfalls on loans in Chapter 7 bankruptcy were charged off when all borrowers were discharged of the obligation or when the loan was 30 days or more past due. Adoption of this policy did not result in a material change to total charge-offs or the provision for loan losses in the fiscal year ending September 30, 2014.

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
Loans modified in troubled debt restructurings that are not evaluated based on collateral are separately evaluated for impairment on a loan by loan basis at the time of restructuring and at each subsequent reporting date for as long as they are reported as troubled debt restructurings. The impairment evaluation is based on the present value of expected future cash flows discounted at the effective interest rate of the original loan. Expected future cash flows include a discount factor representing a potential for default. Valuation allowances are recorded for the excess of the recorded investments over the result of the cash flow analysis. Loans discharged in Chapter 7 bankruptcy are reported as troubled debt restructurings and also evaluated based on the present value of expected future cash flows unless evaluated based on collateral. We evaluate these loans using the expected future cash flows because we expect the borrower, not liquidation of the collateral, to be the source of repayment for the loan. Other consumer loans are not considered for restructuring. A loan modified in a troubled debt restructuring is classified as an impaired loan for a minimum of one year. After one year, that loan may be reclassified out of the balance of impaired loans if the loan was modified to yield a market rate for loans of similar credit risk at the time of restructuring and the loan is not impaired based on the terms of the restructuring agreement. No loans whose terms were modified in troubled debt restructurings were reclassified from impaired loans during the years ended September 30, 2014, 2013 and 2012.

The average recorded investment in impaired loans and the amount of interest income recognized during the time within the period that the loans were impaired are summarized below.

	For the Years Ended September 30,
	2014		2013		2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related IVA recorded:
Residential Core	$79,440	$1,125	$91,134	$1,169	$64,470	$854
Residential Home Today	30,604	261	34,871	234	22,596	513
Home equity loans and lines of credit	27,056	357	25,946	467	18,259	293
Construction	211	6	696	18	884	36
Total	$137,311	$1,749	$152,647	$1,888	$106,209	$1,696
With an IVA recorded:
Residential Core	$60,971	$2,792	$65,978	$3,198	$98,053	$3,164
Residential Home Today	42,517	2,110	52,340	2,487	92,272	2,625
Home equity loans and lines of credit	7,383	245	9,756	266	20,118	227
Construction	33	—	237	10	2,670	36
Total	$110,904	$5,147	$128,311	$5,961	$213,113	$6,052
Total impaired loans:
Residential Core	$140,411	$3,917	$157,112	$4,367	$162,523	$4,018
Residential Home Today	73,121	2,371	87,211	2,721	114,868	3,138
Home equity loans and lines of credit	34,439	602	35,702	733	38,377	520
Construction	244	6	933	28	3,554	72
Total	$248,215	$6,896	$280,958	$7,849	$319,322	$7,748

Interest on loans in non-accrual status is recognized on a cash-basis. The amount of interest income on impaired loans recognized using a cash-basis method is $1,213, $1,463 and $1,734 for the years ended September 30, 2014, 2013 and 2012, respectively. Cash payments on loans with a partial charge-off are applied fully to principal, then to recovery of the charged off amount prior to interest income being recognized. Interest income on the remaining impaired loans is recognized on an accrual basis.

The recorded investment in troubled debt restructurings as of September 30, 2014 and September 30, 2013 is shown in the tables below.

September 30, 2014	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Modifications	Bankruptcy	Total
Residential Core	$16,693	$1,265	$10,248	$21,113	$22,687	$33,576	$105,582
Residential Home Today	11,374	78	7,448	15,085	20,823	5,301	60,109
Home equity loans and lines of credit	74	1,833	769	1,213	819	16,029	20,737
Construction	—	—	—	—	—	—	—
Total	$28,141	$3,176	$18,465	$37,411	$44,329	$54,906	$186,428

September 30, 2013	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Modifications	Bankruptcy	Total
Residential Core	$17,861	$1,670	$12,773	$21,227	$17,733	$39,530	$110,794
Residential Home Today	14,855	131	9,107	18,331	20,998	6,547	69,969
Home equity loans and lines of credit	82	596	675	225	561	18,512	20,651
Construction	—	278	—	—	—	—	278
Total	$32,798	$2,675	$22,555	$39,783	$39,292	$64,589	$201,692

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

For all loans modified during the years ended September 30, 2014, 2013 and 2012 (set forth in the tables below), the pre-modification outstanding recorded investment was not materially different from the post-modification outstanding recorded investment.
The following tables set forth the recorded investment in troubled debt restructured loans modified during the years presented, according to the types of concessions granted.

	For the Year Ended September 30, 2014
	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Modifications	Bankruptcy	Total
	(Dollars in thousands)
Residential Core	$3,330	$—	$890	$5,316	$6,716	$5,084	$21,336
Residential Home Today	340	—	542	443	4,016	761	6,102
Home equity loans and lines of credit	—	1,442	211	1,013	401	2,282	5,349
Construction	—	—	—	—	—	—	—
Total	$3,670	$1,442	$1,643	$6,772	$11,133	$8,127	$32,787

	For the Year Ended September 30, 2013
	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Modifications	Bankruptcy	Total
	(Dollars in thousands)
Residential Core	$3,470	$—	$—	$5,108	$4,957	$8,156	$21,691
Residential Home Today	409	—	—	693	8,433	1,517	11,052
Home equity loans and lines of credit	13	129	—	67	117	3,673	3,999
Construction	—	—	—	—	—	—	—
Total	$3,892	$129	$—	$5,868	$13,507	$13,346	$36,742

	For the Year Ended September 30, 2012
	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Modifications	Bankruptcy	Total
	(Dollars in thousands)
Residential Core	$7,965	$521	$1,812	$8,668	$3,287	$12,671	$34,924
Residential Home Today	1,793	88	1,821	2,768	4,313	2,308	13,091
Home equity loans and lines of credit	46	13	60	30	231	4,435	4,815
Construction	—	—	—	—	—	153	153
Total	$9,804	$622	$3,693	$11,466	$7,831	$19,567	$52,983
The following table provides information on troubled debt restructured loans modified within the previous 12 months of the period listed for which there was a subsequent payment default, at least 30 days past due on one scheduled payment, during the period presented.

	For the Year Ended September 30, 2014		For the Year Ended September 30, 2013		For the Year Ended September 30, 2012
Troubled Debt Restructurings That Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)		(Dollars in thousands)		(Dollars in thousands)
Residential Core	35	$3,384	61	$6,709	87	$9,917
Residential Home Today	46	2,073	70	3,368	77	4,427
Home equity loans and lines of credit	53	1,078	68	1,277	41	1,764
Construction	—	—	—	—	3	153
Total	134	$6,535	199	$11,354	208	$16,261

The following tables provide information about the credit quality of residential loan receivables by an internally assigned grade. Balances are net of deferred fees and any applicable LIP.

	Pass	Special Mention	Substandard	Loss	Total
September 30, 2014
Real Estate Loans:
Residential Core	$8,739,183	$—	$83,414	$—	$8,822,597
Residential Home Today	120,827	—	31,135	—	151,962
Home equity loans and lines of credit	1,667,939	6,084	30,192	—	1,704,215
Construction	28,554	—	—	—	28,554
Total	$10,556,503	$6,084	$144,741	$—	$10,707,328

	Pass	Special Mention	Substandard	Loss	Total
September 30, 2013
Real Estate Loans:
Residential Core	$8,004,890	$—	$96,523	$—	$8,101,413
Residential Home Today	139,481	—	36,112	—	175,593
Home equity loans and lines of credit	1,822,371	9,223	33,830	—	1,865,424
Construction	29,651	—	422	—	30,073
Total	$9,996,393	$9,223	$166,887	$—	$10,172,503
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
At September 30, 2014 and 2013, respectively, the recorded investment of impaired loans includes $103,459 and $113,520 of troubled debt restructurings that are individually evaluated for impairment, but have adequately performed under the terms of the restructuring and are classified as pass loans. At September 30, 2014 and 2013, respectively, there are $14,814 and $17,396 of loans classified substandard and $6,084 and $9,193 of loans classified special mention that are not included in the recorded investment of impaired loans; rather, they are included in loans collectively evaluated for impairment.
Consumer loans are internally assigned a grade of nonperforming when they are considered 90 days or more past due. At September 30, 2014 and September 30, 2013, no consumer loans were graded as nonperforming.
During the quarter ended March 31, 2014, $1,300 in recoveries were recorded representing the cumulative one-time payment received as a result of PMIC increasing the cash percentage of the partial claim payment plan as discussed earlier in this note. During the quarter ended December 31, 2013, $5,321 of residential loans were deemed uncollectible and fully charged-off as a result of implementing a new practice of charging off the remaining balance on loans that had remained delinquent and in the foreclosure process for greater than 1,500 days. These loans previously were recorded at estimated net realizable value, with the potential for additional loss recognized within the allowance for loan losses. Any future foreclosure proceeds on these loans would result in recoveries of prior charge-offs.
Activity in the allowance for loan losses is summarized as follows:

	For the Year Ended September 30, 2014
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$35,427	$9,131	$(16,220)	$2,742	$31,080
Residential Home Today	24,112	(1,975)	(7,622)	1,909	16,424
Home equity loans and lines of credit	32,818	12,038	(15,943)	4,918	33,831
Construction	180	(194)	(192)	233	27
Total	$92,537	$19,000	$(39,977)	$9,802	$81,362

	For the Year Ended September 30, 2013
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$31,618	$18,467	$(16,719)	$2,061	$35,427
Residential Home Today	22,588	13,051	(12,302)	775	24,112
Home equity loans and lines of credit	45,508	5,889	(23,543)	4,964	32,818
Construction	750	(407)	(294)	131	180
Total	$100,464	$37,000	$(52,858)	$7,931	$92,537

	For the Year Ended September 30, 2012
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$49,484	$36,646	$(55,362)	$850	$31,618
Residential Home Today	31,025	34,616	(43,215)	162	22,588
Home equity loans and lines of credit	74,071	31,154	(63,035)	3,318	45,508
Construction	2,398	(416)	(1,268)	36	750
Total	$156,978	$102,000	$(162,880)	$4,366	$100,464

6. MORTGAGE LOAN SERVICING RIGHTS
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
Changes in interest rates can affect the average life of loans and mortgage-backed securities and the related servicing rights. A reduction in interest rates normally results in increased prepayments, as borrowers refinance their debt in order to reduce their borrowing costs. This creates reinvestment risk, which is the risk that the Company may not be able to reinvest the proceeds of loan and securities prepayments at rates that are comparable to the rates earned on the loans or securities prior to receipt of the repayment.
During 2014, 2013 and 2012, $76,039, $349,192 and $11,363, respectively, of mortgage loans were securitized and/or sold including accrued interest thereon. In these transactions, the Company retained residual interests in the form of mortgage loan servicing rights. Primary economic assumptions used to measure the value of the Company’s retained interests at the date of sale resulting from the completed transactions were as follows (per annum):

	2014	2013
Primary prepayment speed assumptions (weighted average annual rate)	10.5%	22.1%
Weighted average life (years)	21.0	24.8
Amortized cost to service loans (weighted average)	0.12%	0.12%
Weighted average discount rate	12%	12%
Key economic assumptions and the sensitivity of the current fair value of mortgage loan servicing rights to immediate 10% and 20% adverse changes in those assumptions are as presented in the following table. The three key economic assumptions that impact the valuation of the mortgage loan servicing rights are: (1) the prepayment speed, or how long the mortgage servicing right will be outstanding; (2) the estimate of servicing costs that will be incurred in fulfilling the mortgage servicing right responsibilities; and (3) the discount factor applied to future net cash flows to convert them to present value. The Company established these factors based on independent analysis of our portfolio and reviews these assumptions periodically to ensure that they reasonably reflect current market conditions and our loan portfolio experience. Additionally, to confirm the appropriateness of the Company's mortgage loan servicing rights valuation, an independent third party is engaged at least annually, and more frequently if warranted by market volatility, to value our mortgage loan servicing rights portfolio. The results of the third party valuation are compared and reconciled to the Company's valuation, thereby validating the Company's approach and assumptions.

September 30, 2014
Fair value of mortgage loan servicing rights	$27,417
Prepayment speed assumptions (weighted average annual rate)	18.0%
Impact on fair value of 10% adverse change	$(1,120)
Impact on fair value of 20% adverse change	$(2,133)
Estimated prospective annual cost to service loans (weighted average)	0.12%
Impact on fair value of 10% adverse change	$(2,704)
Impact on fair value of 20% adverse change	$(5,408)
Discount rate	12.0%
Impact on fair value of 10% adverse change	$(937)
Impact on fair value of 20% adverse change	$(1,805)
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

Servicing rights are evaluated periodically for impairment based on the fair value of those rights. Nineteen risk tranches are used in evaluating servicing rights for impairment, segregated primarily by interest rate stratum within original term to maturity categories with additional strata for less uniform account types.
Activity in mortgage servicing rights is summarized as follows:

	Year Ended September 30,
	2014	2013	2012
Balance—beginning of year	$14,074	$19,613	$28,919
Additions from loan securitizations/sales	396	1,089	43
Amortization	(2,801)	(6,628)	(9,349)
Net change in valuation allowance	—	—	—
Balance—end of year	$11,669	$14,074	$19,613
Fair value of capitalized amounts	$27,417	$28,784	$25,294
The Company receives annual servicing fees ranging from 0.01% to 0.98% of the outstanding loan balances. Servicing income, net of amortization of capitalized servicing rights, included in Non-interest income, amounted to $6,759 in 2014, $5,435 in 2013 and $7,327 in 2012. The unpaid principal balance of mortgage loans serviced for others was approximately $2,511,864, $2,971,909 and $3,810,786 at September 30, 2014, 2013 and 2012, respectively. The ratio of capitalized servicing rights to the unpaid principal balance of mortgage loans serviced for others was 0.46%, 0.47%, and 0.52% at September 30, 2014, 2013 and 2012, respectively.
7. PREMISES, EQUIPMENT AND SOFTWARE, NET
Premises, equipment and software at cost are summarized as follows:

	September 30,
	2014	2013
Land	$11,050	$11,050
Office buildings	69,381	69,643
Furniture, fixtures and equipment	35,759	34,240
Software	15,348	15,202
Leasehold improvements	11,864	11,784
	143,402	141,919
Less accumulated depreciation and amortization	(86,959)	(83,402)
Total	$56,443	$58,517
During the years ended September 30, 2014, 2013 and 2012, depreciation and amortization expense on premises, equipment, and software was $4,621, $5,392 and $5,414, respectively.
The Company leases certain of its branches under renewable operating lease agreements. Future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more consisted of the following at September 30, 2014:

Years Ended September 30,
2015	$4,783
2016	4,230
2017	3,575
2018	2,750
2019	1,687
Thereafter	2,938

During the years ended September 30, 2014, 2013 and 2012, rental expense was $6,363, $6,187 and $6,019, respectively.

The Company, as lessor, leases certain commercial office buildings. The Company anticipates receiving future minimum payments of the following as of September 30, 2014:

Years Ended September 30,
2015	$1,254
2016	1,269
2017	1,077
2018	1,077
2019	669
During each of the years ended September 30, 2014, 2013, and 2012, rental income was $1,290, $1,254 and $893 respectively, and appears in other non-interest income in the accompanying statements.
8. ACCRUED INTEREST RECEIVABLE
Accrued interest receivable is summarized as follows:

	September 30,
	2014	2013
Investment securities	$1,285	$1,032
Loans	30,667	30,456
Other	—	1
Total	$31,952	$31,489
9. DEPOSITS
Deposit account balances are summarized by interest rate as follows:

	Stated Interest Rate	September 30,
		2014		2013
		Amount	Percent	Amount	Percent
Negotiable order of withdrawal accounts	0.00–0.30%	$990,326	11.4%	$1,027,316	12.1%
Savings accounts	0.00–0.55	1,661,920	19.2	1,808,953	21.4
Subtotal		2,652,246	30.6	2,836,269	33.5
Certificates of deposit	0.00–0.99	2,075,835	24.0	2,276,511	26.9
	1.00–1.99	2,674,079	30.9	1,790,363	21.1
	2.00–2.99	665,508	7.7	732,648	8.6
	3.00–3.99	517,449	6.0	623,032	7.4
	4.00 and above	67,345	0.8	205,295	2.5
		6,000,216	69.4	5,627,849	66.5
Subtotal		8,652,462	100.0	8,464,118	100.0
Accrued interest		1,416	—	381	—
Total deposits		$8,653,878	100.0%	$8,464,499	100.0%

At September 30, 2014 and 2013, the weighted average interest rate was 0.19% and 0.23% on savings accounts, respectively; 0.14% and 0.14% on negotiable order of withdrawal accounts, respectively; 1.58% and 1.63% on certificates of deposit, respectively; and 1.15% and 1.15% on total deposits, respectively.
The aggregate amount of certificates of deposit in denominations of $100 or more totaled approximately $2,542,222 and $2,076,585 at September 30, 2014 and 2013, respectively. On July 21, 2010, the DFA was signed into law, which, in part, permanently increased the maximum amount of deposit insurance to $250 per depositor, retroactive to January 1, 2008.
Brokered certificates of deposit, which are used as a cost effective funding alternative, totaled $356,685 and $13,000 at September 30, 2014 and September 30, 2013, respectively. The FDIC places restrictions on banks with regard to issuing brokered deposits based on the bank's capital classification. A well-capitalized institution may accept brokered deposits without FDIC restrictions. An adequately capitalized institution must obtain a waiver from the FDIC in order to accept brokered deposits, while an undercapitalized institution is prohibited by the FDIC from accepting brokered deposits.
The scheduled maturity of certificates of deposit is as follows:

	September 30, 2014
	Amount	Percent
12 months or less	$2,510,307	41.8%
13 to 24 months	975,184	16.3%
25 to 36 months	1,299,722	21.7%
37 to 48 months	786,876	13.1%
49 to 60 months	320,811	5.3%
Over 60 months	107,316	1.8%
Total	$6,000,216	100.0%
Interest expense on deposits is summarized as follows:

	Year Ended September 30,
	2014	2013
Certificates of deposit	$88,316	$103,466
Negotiable order of withdrawal accounts	1,442	2,273
Savings accounts	3,420	5,669
Total	$93,178	$111,408
10. BORROWED FUNDS
Federal Home Loan Bank borrowings at September 30, 2014 are summarized in the table below:

	Amount	Weighted Average Rate
Maturing in:
2015	$314,000	0.11%
2016	24,322	2.05%
2017	200,000	1.16%
2018	275,000	1.53%
2019	255,000	1.88%
thereafter	69,292	1.52%
Total FHLB Advances	1,137,614	1.16%
Accrued interest	1,025
Total	$1,138,639
The Association’s maximum borrowing capacity at the FHLB, under the most restrictive measure, was an additional $32,063 at September 30, 2014. Pursuant to collateral agreements with FHLB of Cincinnati, advances are secured by a blanket lien on qualifying first mortgage loans. In addition to the existing available capacity, the Association’s capacity limit for additional borrowings from the FHLB of Cincinnati was $4,703,841 at September 30, 2014, subject to satisfaction of the FHLB of Cincinnati common stock ownership requirement. To satisfy the common stock ownership requirement, we would have to increase our ownership of FHLB of Cincinnati common stock by an additional $94,077. The terms of the advances include various restrictive covenants including limitations on the acquisition of additional debt in excess of specified levels. As of September 30, 2014, the Association was in compliance with all such covenants. The Association’s borrowing capacity at the FRB-Cleveland Discount Window was $147,575 at September 30, 2014.

11. OTHER COMPREHENSIVE INCOME (LOSS)
The change in accumulated other comprehensive income (loss) by component is as follows:

	Unrealized gains (losses) on securities available for sale	Defined Benefit Plan	Total
Fiscal year 2012 activity
Balance at September 30, 2011	$90	$(16,367)	$(16,277)
Other comprehensive income (loss) before reclassifications, net of tax expense of $5,478	2,520	7,653	10,173
Amounts reclassified from accumulated other comprehensive income (loss), net of tax expense of $101	—	188	188
Other comprehensive income	2,520	7,841	10,361
Balance at September 30, 2012	$2,610	$(8,526)	$(5,916)
Fiscal year 2013 activity
Other comprehensive income (loss) before reclassifications, net of tax benefit of $1,916	(4,746)	1,188	(3,558)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax expense of $468	—	870	870
Other comprehensive (loss) income	(4,746)	2,058	(2,688)
Balance at September 30, 2013	$(2,136)	$(6,468)	$(8,604)
Fiscal year 2014 activity
Other comprehensive income (loss) before reclassifications, net of tax benefit of $1,504	1,223	(4,017)	(2,794)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax expense of $326	(179)	785	606
Other comprehensive income (loss)	1,044	(3,232)	(2,188)
Balance at September 30, 2014	$(1,092)	$(9,700)	$(10,792)

The following table presents the reclassification adjustment out of accumulated other comprehensive income (loss) included in net income and the corresponding line item on the consolidated statements of income for the periods indicated:

Details about Accumulated Other Comprehensive Income Components	For the Years Ended September 30,			Line Item in the Statement of Income
	2014	2013	2012
Securities available for sale:
Net realized loss (gain) on securities available for sale	$(276)	$—	$—	Other
Income tax expense (benefit)	97	—	—	Income tax expense
Net of income tax expense (benefit)	$(179)	$—	$—

Amortization of pension plan:
Actuarial loss	$296	$556	572	(a)
Prior service benefit	—	—	(15)	(a)
Realized gain due to curtailment	—	—	(267)	(a)
Realized loss due to settlement	912	782	—	(a)
Income tax benefit	(423)	(468)	(102)	Income tax expense
Net of income tax benefit	785	870	188
Total reclassifications for the period	$606	$870	$188
(a) These items are included in the computation of net period pension cost. See Note 13. Employee Benefit Plans for additional disclosure.

12. INCOME TAXES
The components of the income tax provision are as follows:

	Year Ended September 30,
	2014	2013	2012
Current tax expense:
Federal	$22,983	$19,751	$21,305
State	324	165	98
Deferred tax expense (benefit):
Federal	9,659	6,486	(19,270)
Income tax provision	$32,966	$26,402	$2,133
Reconciliation from tax at the statutory rate to the income tax provision is as follows:

	Year Ended September 30,
	2014	2013	2012
Tax at statutory rate	35.0%	35.0%	35.0%
State tax, net	0.2	0.1	0.5
Non-taxable income from bank owned life insurance contracts	(2.3)	(2.7)	(16.7)
Change in valuation allowance for deferred tax assets	—	—	(3.7)
Other, net	0.4	(0.3)	0.6
Income tax provision	33.3%	32.1%	15.7%

Temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities that gave rise to significant portions of net deferred taxes relate to the following:

	September 30,
	2014	2013
Deferred tax assets:
Loan loss reserve	$39,745	$43,452
Deferred compensation	12,843	11,024
Pension	2,895	3,482
Property, equipment and software basis difference	2,460	2,160
Other	2,453	5,302
Total deferred tax assets	60,396	65,420
Deferred tax liabilities:
FHLB stock basis difference	7,696	7,695
Mortgage servicing rights	1,110	1,131
Goodwill	3,406	3,162
Deferred loan costs, net of fees	4,470	70
Other	2,114	3,281
Total deferred tax liabilities	18,796	15,339
Net deferred tax asset	$41,600	$50,081
In the accompanying statement of condition the net deferred tax asset is included in Other assets.
A valuation allowance is established to reduce deferred tax assets if it is more likely than not that the related tax benefits will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. There was no valuation allowance required at September 30, 2014 or 2013.
Retained earnings at September 30, 2014 and 2013 included approximately $104,861 for which no provision for federal income tax has been made. This amount represents allocations of income during years prior to 1988 to bad debt deductions for tax purposes only. These qualifying and nonqualifying base year reserves and supplemental reserves will be recaptured into income in the event of certain distributions and redemptions. Such recapture would create income for tax purposes only, which would be subject to the then current corporate income tax rate. However, recapture would not occur upon the reorganization, merger, or acquisition of the Association, nor if the Association is merged or liquidated tax-free into a bank or undergoes a charter change. If the Association fails to qualify as a bank or merges into a nonbank entity, these reserves will be recaptured into income.
The provisions of Accounting for Uncertainty in Income Taxes, codified within FASB ASC 740 “Income Taxes,” prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement for a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Tax positions must meet a more-likely-than-not recognition threshold in order for the related tax benefit to be recognized or continue to be recognized. As of September 30, 2014, 2013 and 2012, the Company had no unrecognized tax benefits. The Company does not anticipate the total amount of unrecognized tax benefits to significantly change within the next 12 months.

The Company recognizes interest and penalties on income tax assessments or income tax refunds, where applicable, in the financial statements as a component of its provision for income taxes. The Company recognized interest expense (benefit) of $1, $(186) and $1,013, net of tax, during the years ended September 30, 2014, 2013 and 2012, respectively. Total interest accrued was $0 at September 30, 2014 and 2013.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and city jurisdictions. With few exceptions, the Company is no longer subject to federal and state income tax examinations for tax years prior to 2011. Federal income tax audits have been completed through September 30, 2010 and State of Ohio audits have been completed through September 30, 2011.
13. EMPLOYEE BENEFIT PLANS
Defined Benefit Plan—The Third Federal Savings Retirement Plan (the “Plan”) is a defined benefit pension plan. Effective December 31, 2002, the Plan was amended to limit participation to employees who met the Plan’s eligibility requirements on that date. Effective December 31, 2011, the Plan was amended to freeze future benefit accruals for participants in the Plan. After December 31, 2002, employees not participating in the Plan, upon meeting the applicable eligibility requirements, and those eligible participants who no longer receive service credits under the Plan, participate in a separate tier of the Company’s defined contribution 401(k) Savings Plan. Benefits under the Plan are based on years of service and the employee’s average annual compensation (as defined in the Plan) through December 31, 2011. The funding policy of the Plan is consistent with the funding requirements of U.S. federal and other governmental laws and regulations. In fiscal years 2014 and 2013, settlement adjustments were recognized as a result of lump sum payments exceeding the sum of interest and service costs for the year.
The following table sets forth the change in projected benefit obligation for the defined benefit plan:

	September 30,
	2014	2013
Projected benefit obligation at beginning of year	$68,044	$70,788
Interest cost	3,204	2,938
Actuarial loss and other	7,527	287
Settlement	(4,491)	(5,348)
Benefits paid	(802)	(621)
Projected benefit obligation at end of year	$73,482	$68,044

The following table reconciles the beginning and ending balances of the fair value of Plan assets and presents the funded status of the Plan recognized in the statement of condition at the September 30 measurement dates:

	September 30,
	2014	2013
Fair value of plan assets at beginning of the year	$60,937	$58,675
Actual return on plan assets	5,568	6,231
Employer contributions	2,000	2,000
Benefits paid	(802)	(621)
Settlement	(4,491)	(5,348)
Fair value of plan assets at end of year	$63,212	$60,937
Funded status of the plan—asset (liability)	$(10,270)	$(7,107)

The components of net periodic benefit cost recognized in the statement of income are as follows:

	Year Ended September 30,
	2014	2013	2012
Service cost	$—	$—	$1,005
Interest Cost	3,204	2,938	2,952
Expected return on plan assets	(4,221)	(4,116)	(3,727)
Amortization of net loss and other	296	556	572
Amortization of prior service benefit	—	—	(15)
Recognized net gain due to curtailment	—	—	(267)
Recognized net loss due to settlement	912	782	—
Net periodic benefit cost	$191	$160	$520
There were no required minimum employer contributions during the twelve months ended September 30, 2014. The Company made a voluntary contribution of $2,000 during the fiscal year.
Plan assets carried at fair value are classified into one of the three levels of the fair value hierarchy based on an assessment of inputs used in the valuation techniques. See Note. 16 Fair Value for additional information about fair value measurements, the fair value hierarchy, and a description of the inputs used within each level of the hierarchy.
Plan assets consist of investments in pooled separate accounts that invest in mutual funds, equity securities, debt securities, or real estate investments. Pooled separate accounts are valued at net asset value of shares held by the Plan at the reporting date. Net asset value is categorized as a level 2 fair value measurement except when the investment so measured could not have been redeemed at net asset value as of the measurement date. At September 30, 2014 and 2013, there were no such restrictions on Plan assets. Unless otherwise restricted, pooled separate accounts can be redeemed on a daily basis.

The following tables present the fair value of Plan assets by asset category at the measurement date.

	September 30, 2014	Recurring Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category:
U.S. large cap equity portfolios	$18,830	$—	$18,830	$—
U.S. small/mid cap equity portfolios	4,762	—	4,762	—
International equity portfolios	7,798	—	7,798	—
Debt securities(1)	25,455	—	25,455	—
Balanced/asset allocation portfolios	3,174	—	3,174	—
Real estate investments portfolios	3,193	—	3,193	—
Total	$63,212	$—	$63,212	$—

		Recurring Fair Value Measurements at Reporting Date Using
	September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category:
U.S. large cap equity portfolios	$19,508	$—	$19,508	$—
U.S. small/mid cap equity portfolios	5,152	—	5,152	—
International equity portfolios	8,434	—	8,434	—
Debt securities(1)	21,565	—	21,565	—
Balanced/asset allocation portfolios	3,153	—	3,153	—
Real estate investments portfolios	3,125	—	3,125	—
Total	$60,937	$—	$60,937	$—
  ______________________

(1)	Includes pooled separate accounts that invest mainly in fixed income securities such as corporate bonds, asset backed securities, commercial mortgage backed securities or in a single mutual fund.

Asset allocation ranges have been established by broad asset categories to build an efficient, well-diversified portfolio. The ranges are designed to provide an appropriate balance between risk and return, while positioning Plan assets, over extended economic cycles, in a manner consistent with the long-term return assumptions used in measurements and valuations. For equity securities the target is 50% to 60% while the target for debt and real estate securities (including cash equivalents) is 40% to 50%.
The following additional information is provided with respect to the Plan:

	September 30,
	2014	2013	2012
Assumptions and dates used to determine benefit obligations:
Discount rate	4.40%	4.90%	4.30%
Rate of compensation increase	n/a	n/a	n/a
Census date	1/1/2014	1/1/2013	1/1/2012
Assumptions used to determine net periodic benefit cost:
Discount rate	4.90%	4.30%	4.95%/4.40%
Long-term rate of return on plan assets	7.50%	7.50%	7.50%
Rate of compensation increase (graded scale)	n/a	n/a	4.55%

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
The following table provides estimates of expected future benefit payments during each of the next five fiscal years, as well as in the aggregate for years six through ten. Additionally, the table includes the minimum employer contributions expected during the next fiscal year.

Expected Benefit Payments During the Fiscal Years Ending September 30:
2015	$4,710
2016	4,830
2017	4,590
2018	4,240
2019	4,990
Aggregate expected benefit payments during the five fiscal year period beginning October 1, 2020, and ending September 30, 2024	$24,240
Minimum employer contributions expected to be paid during the fiscal year ending September 30, 2015	$—
Effective September 30, 2006, the Company adopted the provisions of FASB ASC 715 “Compensation – Retirement Benefits” which requires an employer to recognize the funded status of its Plan in the statement of financial condition by a charge to AOCI. For the fiscal years ended September 30, 2014, 2013, and 2012, AOCI includes $14,922, $9,950, and $13,116, respectively, of net actuarial losses, which have not been recognized as components of net periodic benefit costs as of the measurement date (there was no transition obligation at any date).
The Company expects that $760 of net actuarial losses will be recognized as AOCI components of net periodic benefit cost during the fiscal year ended September 30, 2015.

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
The total of the Company’s matching and discretionary contributions related to the 401(k) savings plan for the years ended September 30, 2014, 2013 and 2012 was $2,907, $2,972 and $2,717 respectively.
Employee (Associate) Stock Ownership Plan —The Company established an ESOP for its employees effective January 1, 2006. The ESOP is a tax-qualified plan designed to invest primarily in the Company’s common stock and provides employees with an opportunity to receive a funded retirement benefit, based primarily on the value of the Company’s common stock. The ESOP covers all eligible employees of the Company and its wholly-owned subsidiaries. Employees are eligible to participate in the ESOP after attainment of age 18, completion of 1,000 hours of service, and employment on the last day of the plan’s calendar year. Company contributions to the plan are at the discretion of the Board of Directors. The ESOP is accounted for in accordance with the provisions for stock compensation in FASB ASC 718. Compensation expense for the ESOP is based on the market price of the Company’s stock and is recognized as shares are committed to be released to participants. The total compensation expense related to this plan in the 2014, 2013 and 2012 fiscal years was $5,554, $4,499 and $4,004, respectively.
The ESOP was authorized to purchase, and did purchase, 11,605,824 shares of the Company’s common stock at a price of $10 per share with a 2006 plan year cash contribution and the proceeds of a loan from the Company to the ESOP. The outstanding loan principal balance as of September 30, 2014 and 2013 was $72,644 and $76,066, respectively. Shares of the Company’s common stock pledged as collateral for the loan are released from the pledge for allocation to participants as loan payments are made. At September 30, 2014, 4,672,389 shares have been allocated to participants and 325,005 shares were committed to be released. Shares that are committed to be released will be allocated to participants at the end of the plan year (December 31). ESOP shares that are unallocated or not yet committed to be released totaled 6,608,430 at September 30, 2014, and had a fair market value of $94,633. Participants have the option to receive dividends on allocated shares in cash or leave the dividend in the ESOP. Dividends are reinvested in Company stock for those participants who choose to leave their dividends in the ESOP or who do not make an election. The purchase of Company stock for reinvestment of dividends is made in the open market on or about the date of the cash disbursement to the participants who opt to take dividends in cash. Dividends on unallocated shares held in the Employer Stock fund were paid to the trustee to be used to make payments on the outstanding loan obligation.
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
During the year ended September 30, 2014, the Compensation Committee of the Company’s Board of Directors approved the issuance of an additional 419,300 stock options and 98,900 restricted stock units to certain directors, officers and employees of the Company. The awards were made pursuant to the Equity Plan.
FASB ASC 718 requires the Company to report as a financing cash flow the benefits of realized tax deductions in excess of the deferred tax benefits previously recognized for compensation expense. The Company recorded an excess tax benefit of $91, $0, and $0 for 2014, 2013 and 2012, respectively.
The stock options have a contractual term of 10 years and vest over a one to seven year service period. The Company recognizes compensation expense for the fair values of these awards, which have installment vesting, on a straight-line basis over the requisite service period of the awards.
Restricted stock units vest over a one to ten year service period. The product of the number of units granted and the grant date market price of the Company’s common stock determines the fair value of restricted stock units under the Equity Plan. The Company recognizes compensation expense for the fair value of restricted stock units on a straight-line basis over the requisite service period.
During the years ended September 30, 2014, 2013 and 2012, the Company recorded $6,862, $6,703 and $7,112, respectively, of share-based compensation expense, comprised of stock option expense of $3,195, $3,303 and $3,570, respectively and restricted stock units expense of $3,667, $3,400 and $3,542, respectively. The tax benefit recognized in net income related to share-based compensation expense was $2,342, $2,099 and $3,664, respectively.
The following is a summary of the status of the Company’s restricted stock units as of September 30, 2014 and changes therein during the year then ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Outstanding at September 30, 2013	1,454,184	$10.76
Granted	98,900	11.73
Exercised	(191,307)	10.36
Forfeited	(9,000)	8.61
Outstanding at September 30, 2014	1,352,777	$10.90
Vested and exercisable, at September 30, 2014	370,378	$12.02
Vested and expected to vest, at September 30, 2014	1,351,665	$10.90
The weighted average grant date fair value of restricted stock units granted during the years ended September 30, 2014, 2013 and 2012 was $11.73, $9.43 and $8.61 per share, respectively. The total fair value of restricted stock units vested during the years ended September 30, 2014, 2013 and 2012 was $2,235, $2,921, and $2,383, respectively. Expected future compensation expense relating to the non-vested restricted stock units at September 30, 2014 is $3,156 over a weighted average period of 1.39 years.

The following is a summary of the Company’s stock option activity and related information for the Equity Plan for the year ended September 30, 2014:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2013	6,519,650	$11.10	6.00	$6,484
Granted	419,300	$11.65
Exercised	(177,500)	$11.45		$313
Forfeited	(27,375)	$9.68		$101
Outstanding at September 30, 2014	6,734,075	$11.13	5.23	$21,457
Vested and exercisable at September 30, 2014	4,548,675	$11.56	4.51	$12,576
Vested or expected to vest at September 30, 2014	6,733,723	$11.13	5.23	$21,455

The fair value of the option grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions.

	2014	2013
Expected dividend yield	—%	—%
Expected volatility	26.12%	26.89%
Risk-free interest rate	1.77%	0.98%
Expected option term (in years)	5.98	6.00
The expected dividend yield was assumed to be 0% since, at the date the award was granted, no dividends had been paid since May 2010. Volatility of the company’s stock was used in the estimation of fair value. Management estimated the expected life of the options using the simplified method allowed under SEC Staff Accounting Bulletin 110, which expresses the views of the SEC regarding the use of a “simplified” method, as discussed in Staff Accounting Bulletin No. 107. The five and seven year Treasury yield in effect at the time of the grant provides the risk-free rate of return for periods within the expected term of the options.
The weighted average grant date fair value of options granted during the years ended September 30, 2014, 2013 and 2012 was $3.39, $2.64, and $2.58 per share, respectively. Expected future compensation expense relating to the non-vested options outstanding as of September 30, 2014 is $2,504 over a weighted average period of 1.13 years. Upon exercise of vested options, management expects to draw on treasury stock as the source of the shares. At September 30, 2014, the number of common shares authorized for award under the Equity Plan was 23,000,000, of which 13,485,006 shares remain available for future award.
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

At September 30, 2014, the Company had commitments to originate loans as follows:

Fixed-rate mortgage loans	$202,302
Adjustable-rate mortgage loans	216,383
Equity loans and lines of credit including bridge loans	40,519
Total	$459,204

At September 30, 2014, the Company had unfunded commitments outstanding as follows:

Equity lines of credit	$1,128,265
Construction loans	28,585
Private equity investments	12,941
Total	$1,169,791
At September 30, 2014, the unfunded commitment on home equity lines of credit, including commitments for accounts suspended as a result of material default or a decline in equity, is $1,320,712.
The Company had assumed a portion of the mortgage guaranty insurance on an excess of loss basis for the mortgage guaranty risks of certain mortgage loans in its own portfolio through reinsurance contracts with two primary mortgage insurance companies. One contract was terminated effective January 8, 2014 under a Commutation and Release Agreement that reduced the Company's maximum loss remaining under the contract by $6,385 in exchange for a $1,000 payment. The second contract was terminated effective March 31, 2014 under a Commutation and Mutual Release Agreement that eliminated the Company's then remaining loss exposure of $308 under the contracts in exchange for a $200 payment. The Company has no remaining loss liability under these contracts as of September 30, 2014.
The following table summarizes the activity in the liability for unpaid losses and loss adjustment expenses:

	September 30,
	2014	2013	2012
Balance, beginning of year	$2,158	$3,351	$4,023
Incurred increase (decrease)	(182)	287	797
Paid claims	(1,976)	(1,480)	(1,469)
Balance, end of period	$—	$2,158	$3,351
At September 30, 2014 and 2013, the Company had commitments to securitize and sell mortgage loans which totaled $4,570 and $3,295, respectively.
In management’s opinion, the above commitments will be funded through normal operations.
The Company and its subsidiaries are subject to various legal actions arising in the normal course of business.  In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition, results of operation, or statements of cashflows.
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

As permitted under the fair value guidance in U.S. GAAP, the Company elects to measure at fair value, mortgage loans classified as held for sale that are subject to pending agency contracts to securitize and sell loans. This election is expected to reduce volatility in earnings related to market fluctuations between the contract trade and settlement dates. At September 30, 2014 and 2013, respectively, there were $4,570 and $3,369 loans held for sale, with unpaid principal balances of $4,491 and $3,295, subject to pending agency contracts for which the fair value option was elected. For the years ended September 30, 2014, 2013 and 2012, net gain (loss) on the sale of loans includes $14, $(113) and $210, respectively, related to changes during the period in the fair value of loans held for sale subject to pending agency contracts.
Presented below is a discussion of the methods and significant assumptions used by the Company to estimate fair value.
Investment Securities Available for Sale—Investment securities available for sale are recorded at fair value on a recurring basis. At September 30, 2014 and 2013, respectively, this includes $568,868 and $471,901 of investments in U.S. government and agency obligations including U.S. Treasury notes and sequentially structured, highly liquid collateralized mortgage obligations issued by Fannie Mae, Freddie Mac, and Ginnie Mae and $0 and $5,475 of secured institutional money market deposits insured by the FDIC up to the current coverage limits, with any excess collateralized by the holding institution. Both are measured using the market approach. The fair values of treasury notes and collateralized mortgage obligations represent unadjusted price estimates obtained from third party independent nationally recognized pricing services using pricing models or quoted prices of securities with similar characteristics and are included in Level 2 of the hierarchy. At the time of initial measurement and, subsequently, when changes in methodologies occur, management obtains and reviews documentation of pricing methodologies used by third party pricing services to verify that prices are determined in accordance with fair value guidance in U.S. GAAP and to ensure that assets are properly classified in the fair value hierarchy. Additionally, third party pricing is reviewed on a monthly basis for reasonableness based on the market knowledge and experience of company personnel that interact daily with the markets for these types of securities. The carrying amount of the money market deposit accounts is considered a reasonable estimate of their fair value because they are cash deposits in interest bearing accounts valued at par. These accounts are included in Level 1 of the hierarchy.
Mortgage Loans Held for Sale—The fair value of mortgage loans held for sale is estimated on an aggregate basis using a market approach based on quoted secondary market pricing for loan portfolios with similar characteristics. Loans held for sale are carried at the lower of cost or fair value except, as described above, the Company elects the fair value measurement option for mortgage loans held for sale subject to pending agency contracts to securitize and sell loans. Loans held for sale are included in Level 2 of the hierarchy. At September 30, 2014 and 2013 there were $4,570 and $3,369, respectively, of loans held for sale measured at fair value and $392 and $810, respectively, of loans held for sale carried at cost.
Impaired Loans—Impaired loans represent certain loans held for investment that are subject to a fair value measurement under U.S. GAAP because they are individually evaluated for impairment and that impairment is measured using a fair value measurement, such as the observable market price of the loan or the fair value of the collateral less estimated costs to dispose. Impairment is measured using the market approach based on the fair value of the collateral less estimated costs to dispose for loans the Company considers to be collateral-dependent due to a delinquency status or other adverse condition severe enough to indicate that the borrower can no longer be relied upon as the continued source of repayment. These conditions are described more fully in Note 5. Loans and Allowance for Loan Losses. To calculate impairment of collateral-dependent loans, the fair market values of the collateral, estimated using exterior appraisals in the majority of instances, are reduced by calculated costs to dispose derived from historical experience and recent market conditions. Any indicated impairment is recognized by a charge to the allowance for loan losses. Subsequent increases in collateral values or principal pay downs on loans with recognized impairment could result in an impaired loan being carried below its fair value. When no impairment loss is indicated, the carrying amount is considered to approximate the fair value of that loan to the Company because contractually that is the maximum recovery the Company can expect. The recorded investment of loans individually evaluated for impairment based on the fair value of the collateral are included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis. The range and weighted average impact of costs to dispose on fair values is determined at the time of impairment or when additional impairment is recognized and is included in quantitative information about significant unobservable inputs later in this note.
Loans held for investment that have been restructured in troubled debt restructurings and are performing according to the modified terms of the loan agreement are individually evaluated for impairment using the present value of future cash flows based on the loan’s effective interest rate, which is not a fair value measurement. At September 30, 2014 and 2013, respectively, this included $105,954 and $116,011 in recorded investment of troubled debt restructurings with related allowances for loss of $15,787 and $15,749.
Real Estate Owned—Real estate owned includes real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of the cost basis or fair value less estimated costs to dispose. Fair value is estimated under the market approach using independent third party appraisals. As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions. At September 30, 2014 and 2013, these adjustments were not significant to reported fair values. At September 30, 2014 and 2013, respectively, $17,970 and $19,644 of real estate owned is included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis where the cost basis equals or exceeds the estimate of fair values less costs to dispose of these properties. Real estate owned, as reported in the Consolidated Statements of Condition, includes estimated costs to dispose of $1,667 and $1,986 related to properties measured at fair value and $5,465 and $5,008 of properties carried at their original or adjusted cost basis at September 30, 2014 and 2013, respectively.

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

Assets and liabilities carried at fair value on a recurring basis in the Consolidated Statements of Condition at September 30, 2014 and September 30, 2013 are summarized below.

		Recurring Fair Value Measurements at Reporting Date Using
	September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment securities available for sale:
U.S. government and agency obligations	$2,023	$—	$2,023	$—
REMIC’s	555,607	—	555,607	—
Fannie Mae certificates	11,238	—	11,238	—
Mortgage loans held for sale	4,570	—	4,570	—
Derivatives:
Interest rate lock commitments	59	—	—	59
Total	$573,497	$—	$573,438	$59
Liabilities
Derivatives:
Forward commitments for the sale of mortgage loans	14	—	14	—
Total	$14	$—	$14	$—

		Recurring Fair Value Measurements at Reporting Date Using
	September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment securities available for sale:
U.S. government and agency obligations	$2,037	$—	$2,037	$—
Freddie Mac certificates	950	—	950	—
Ginnie Mae certificates	12,342	—	12,342	—
REMIC’s	444,577	—	444,577	—
Fannie Mae certificates	11,995	—	11,995	—
Money market accounts	5,475	5,475	—	—
Mortgage loans held for sale	3,369	—	3,369	—
Derivatives:
Interest rate lock commitments	158	—	—	158
Total	$480,903	$5,475	$475,270	$158
Liabilities
Derivatives:
Forward commitments for the sale of mortgage loans	6	—	6	—
Total	$6	$—	$6	$—
The table below presents a reconciliation of the beginning and ending balances and the location within the Consolidated Statements of Income where gains due to changes in fair value are recognized on interest rate lock commitments which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Interest Rate Lock Commitments
	Year Ended September 30,
	2014	2013	2012
Beginning balance	$158	$404	$—
Gain (loss) during the period due to changes in fair value:
Included in other non-interest income	(99)	(246)	404
Ending balance	$59	$158	$404
Change in unrealized gains for the period included in earnings for assets held at end of the reporting date	$59	$158	$404
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

		Nonrecurring Fair Value Measurements at Reporting Date Using
	September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans, net of allowance	$127,432	$—	$—	$127,432
Real estate owned(1)	17,970	—	—	17,970
Total	$145,402	$—	$—	$145,402
______________________
(1) Amounts represent fair value measurements of properties before deducting estimated costs to dispose.

		Nonrecurring Fair Value Measurements at Reporting Date Using
	September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans, net of allowance	$146,941	$—	$—	$146,941
Real estate owned(1)	19,644	—	—	19,644
Total	$166,585	$—	$—	$166,585
 ______________________
(1)    Amounts represent fair value measurements of properties before deducting estimated costs to dispose.
The following provides quantitative information about significant unobservable inputs categorized within Level 3 of the Fair Value Hierarchy.

	Fair Value						Weighted
	9/30/2014	Valuation Technique(s)	Unobservable Input	Range			Average
Impaired loans, net of allowance	$127,432	Market comparables of collateral discounted to estimated net proceeds	Discount appraised value to estimated net proceeds based on historical experience:
			• Residential Properties	0	-	24%	8.3%

Interest rate lock commitments	$59	Quoted Secondary Market pricing	Closure rate	0	-	100%	76.0%

	Fair Value						Weighted
	9/30/2013	Valuation Technique(s)	Unobservable Input	Range			Average
Impaired loans, net of allowance	$146,941	Market comparables of collateral discounted to estimated net proceeds	Discount appraised value to estimated net proceeds based on historical experience:
			• Residential Properties	0	-	24%	9.3%

Interest rate lock commitments	$158	Quoted Secondary Market pricing	Closure rate	0	-	100%	53.2%

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

	September 30, 2014
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and due from banks	$26,886	$26,886	$26,886	$—	$—
Other interest bearing cash equivalents	154,517	154,517	154,517	—	—
Investment securities:
Available for sale	568,868	568,868	—	568,868	—
Mortgage loans held for sale	4,962	4,974	—	4,974
Loans-net:
Mortgage loans held for investment	10,625,966	10,876,564	—	—	10,876,564
Other loans	4,721	4,894	—	—	4,894
Federal Home Loan Bank stock	40,411	40,411	N/A	—	—
Private equity investments	551	551	—	—	551
Accrued interest receivable	31,952	31,952	—	31,952	—
Derivatives	59	59	—	—	59
Liabilities:
NOW and passbook accounts	$2,652,246	$2,652,246	$—	$2,652,246	$—
Certificates of deposit	6,001,632	5,875,499	—	5,875,499	—
Borrowed funds	1,138,639	1,139,647	—	1,139,647	—
Borrowers’ advances for taxes and insurance	76,266	76,266	—	76,266	—
Principal, interest and escrow owed on loans serviced	54,670	54,670	—	54,670	—
Derivatives	14	14	—	14	—

	September 30, 2013
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and due from banks	$34,694	$34,694	$34,694	$—	$—
Other interest bearing cash equivalents	251,302	251,302	251,302	—	—
Investment securities:
Available for sale	477,376	477,376	5,475	471,901	—
Mortgage loans held for sale	4,179	4,222	—	4,222
Loans-net:
Mortgage loans held for investment	10,079,966	10,344,246	—	—	10,344,246
Other loans	4,100	4,353	—	—	4,353
Federal Home Loan Bank stock	35,620	35,620	N/A	—	—
Private equity investments	654	654	—	—	654
Accrued interest receivable	31,489	31,489	—	31,489	—
Derivatives	158	158	—	—	158
Liabilities:
NOW and passbook accounts	$2,836,269	$2,836,269	$—	$2,836,269	$—
Certificates of deposit	5,628,230	5,510,241	—	5,510,241	—
Borrowed funds	745,117	745,294	—	745,294	—
Borrowers’ advances for taxes and insurance	71,388	71,388	—	71,388	—
Principal, interest and escrow owed on loans serviced	75,745	75,745	—	75,745	—
Derivatives	6	6	—	6	—
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
Accrued Interest Receivable, Borrowers’ Advances for Insurance and Taxes, and Principal, Interest and Related Escrow Owed on Loans Serviced—The carrying amount is a reasonable estimate of fair value.
Derivatives— Fair value is estimated based on the valuation techniques and inputs described earlier in this footnote.
17. DERIVATIVE INSTRUMENTS
The Company has entered into forward commitments for the sale of mortgage loans principally to protect against the risk of adverse interest rate movements on net income. The Company recognizes the fair value of the contracts when the characteristics of those contracts meet the definition of a derivative. These derivatives are not designated in a hedging relationship; therefore, gains and losses are recognized immediately in the statement of income. In addition, the Company enters into commitments to originate a portion of its loans, which when funded, are classified as held for sale. Such commitments meet the definition of a derivative and are not designated in a hedging relationship; therefore, gains and losses are recognized immediately in the statement of income. The Company had no derivatives designated as hedging instruments under FASB ASC 815, “Derivatives and Hedging,” at September 30, 2014 or 2013.

The following tables provide the locations within the Consolidated Statements of Condition and the fair values for derivatives not designated as hedging instruments.

	Asset Derivatives
	At September 30, 2014		At September 30, 2013
	Location	Fair Value	Location	Fair Value
Interest rate lock commitments	Other Assets	$59	Other Assets	$158

	Liability Derivatives
	At September 30, 2014		At September 30, 2013
	Location	Fair Value	Location	Fair Value
Forward commitments for the sale of mortgage loans	Other Liabilities	$14	Other Liabilities	$6
The following table summarizes the location and amount of the gains and losses recognized within the Consolidated Statements of Income on derivative instruments not designated as hedging instruments.

	Location of Gain or (Loss) Recognized in Income	Amount of Gain or (Loss) Recognized in Income on Derivative
		Year Ended September 30,
		2014	2013	2012
Interest rate lock commitments	Other non-interest income	$(99)	$(246)	$404
Forward commitments for the sale of mortgage loans	Net gain (loss) on the sale of loans	(8)	237	(243)
Total		$(107)	$(9)	$161

18. PARENT COMPANY ONLY FINANCIAL STATEMENTS
The following condensed financial statements for TFS Financial Corporation (parent company only) reflect the investments in, and transactions with, its wholly-owned subsidiaries. Intercompany activity is eliminated in the consolidated financial statements.

	September 30,
	2014	2013
Statements of Condition
Assets:
Cash and due from banks	$2,099	$2,099
Other loans:
Demand loan due from Third Federal Savings and Loan	155,908	170,068
Employee Stock Ownership Plan (ESOP) loan receivable	72,644	76,066
Accrued interest receivable	1,281	1,851
Investments in:
Third Federal Savings and Loan	1,579,414	1,589,298
Non-thrift subsidiaries	78,347	78,010
Prepaid federal and state taxes	2,177	1,898
Deferred income taxes	2,985	2,494
Other assets	5,463	4,957
Total assets	$1,900,318	$1,926,741
Liabilities and shareholders’ equity:
Line of credit due non-thrift subsidiary	$57,188	$53,120
Accrued expenses and other liabilities	3,673	2,144
Total liabilities	60,861	55,264
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 332,318,750 shares issued; 301,654,581 and 309,230,591 outstanding at September 30, 2014 and September 30, 2013, respectively	3,323	3,323
Paid-in capital	1,702,441	1,696,370
Treasury stock, at cost; 30,664,169 and 23,088,159 shares at September 30, 2014 and September 30, 2013, respectively	(379,109)	(278,215)
Unallocated ESOP shares	(66,084)	(70,418)
Retained earnings—substantially restricted	589,678	529,021
Accumulated other comprehensive loss	(10,792)	(8,604)
Total shareholders’ equity	1,839,457	1,871,477
Total liabilities and shareholders’ equity	$1,900,318	$1,926,741

	Years Ended September 30,
	2014	2013	2012
Statements of Comprehensive Income
Interest income:
Loans, including amortization of deferred costs	$—	$—	$3
Demand loan due from Third Federal Savings and Loan	166	203	164
ESOP loan	2,388	2,499	2,608
Mortgage backed securities—available for sale	—	—	6
Total interest income	2,554	2,702	2,781
Interest expense:
Borrowed funds from non-thrift subsidiaries	168	116	107
Total interest expense	168	116	107
Net interest income	2,386	2,586	2,674
Non-interest income:
Intercompany service charges	600	600	600
Dividend from Third Federal Savings and Loan	85,000	—	—
Total other income	85,600	600	600
Non-interest expenses:
Salaries and employee benefits	5,921	6,015	4,981
Professional services	1,014	904	980
Office property and equipment	13	13	13
Other operating expenses	380	40	20
Total non-interest expenses	7,328	6,972	5,994
Income (loss) before income taxes	80,658	(3,786)	(2,720)
Income tax benefit	(1,870)	(1,715)	(1,951)
Income (loss) before undistributed earnings of subsidiaries	82,528	(2,071)	(769)
Equity in undistributed earnings of subsidiaries (dividend in excess of earnings):
Third Federal Savings and Loan	(16,974)	57,516	11,769
Non-thrift subsidiaries	337	514	479
Net income	65,891	55,959	11,479
Change in net unrealized gains (losses) on securities available for sale	1,044	(4,746)	2,520
Change in pension obligation	(3,232)	2,058	7,841
Total other comprehensive (loss) income	(2,188)	(2,688)	10,361
Total comprehensive income	$63,703	$53,271	$21,840

	Years Ended September 30,
	2014	2013	2012
Statements of Cash Flows
Cash flows from operating activities:
Net income	$65,891	$55,959	$11,479
Adjustments to reconcile net income to net cash provided by operating activities:
(Equity in undistributed earnings of subsidiaries) dividend in excess of earnings:
Third Federal Savings and Loan	16,974	(57,516)	(11,769)
Non-thrift subsidiaries	(337)	(514)	(479)
Deferred income taxes	(491)	(960)	530
ESOP and Stock-based compensation expense	2,879	3,010	2,787
Net increase in interest receivable and other assets	(215)	(561)	(712)
Net increase (decrease) in accrued expenses and other liabilities	(193)	874	65
Other	—	6	(6)
Net cash provided by operating activities	84,508	298	1,895
Cash flows from investing activities:
Principal collected on loans, net of originations	—	—	42
Proceeds from principal repayments and maturities of securities available for sale	—	385	612
(Increase) decrease in balances lent to Third Federal Savings and Loan	14,160	(5,553)	(7,536)
Net cash provided by (used in) investing activities	14,160	(5,168)	(6,882)
Cash flows from financing activities:
Principal reduction of ESOP loan	3,422	3,315	3,210
Purchase of treasury shares	(101,363)	—	—
Dividends paid to common shareholders	(4,886)	—	—
Excess tax benefit related to stock-based compensation	91	—	—
Net increase in borrowings from non-thrift subsidiaries	4,068	1,948	2,420
Net cash (used in) provided by financing activities	(98,668)	5,263	5,630
Net increase in cash and cash equivalents	—	393	643
Cash and cash equivalents—beginning of year	2,099	1,706	1,063
Cash and cash equivalents—end of year	$2,099	$2,099	$1,706
19. EARNINGS PER SHARE
Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. For purposes of computing earnings per share amounts, outstanding shares include shares held by the public, shares held by the ESOP that have been allocated to participants or committed to be released for allocation to participants, the 227,119,132 shares held by Third Federal Savings, MHC, and, for purposes of computing dilutive earnings per share, stock options and restricted stock units with a dilutive impact. At September 30, 2014 and 2013, respectively, the ESOP held 6,608,430 and 7,041,770 shares that were neither allocated to participants nor committed to be released to participants.

The following is a summary of the Company’s earnings per share calculations.

	For the Year Ended September 30, 2014
	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$65,891
Less: income allocated to restricted stock units	384
Basic earnings per share:
Income available to common shareholders	65,507	298,974,062	$0.22
Diluted earnings per share:
Effect of dilutive potential common shares		1,582,705
Income available to common shareholders	$65,507	300,556,767	$0.22

	For the Year Ended September 30, 2013
	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$55,959
Less: income allocated to restricted stock units	286
Basic earnings per share:
Income available to common shareholders	55,673	301,832,758	$0.18
Diluted earnings per share:
Effect of dilutive potential common shares		914,008
Income available to common shareholders	$55,673	302,746,766	$0.18

	For the Year Ended September 30, 2012
	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$11,479
Less: income allocated to restricted stock units	60
Basic earnings per share:
Income available to common shareholders	11,419	301,226,639	$0.04
Diluted earnings per share:
Effect of dilutive potential common shares		543,699
Income available to common shareholders	$11,419	301,770,338	$0.04
The following is a summary of outstanding stock options and restricted stock units that are excluded from the computation of diluted earnings per share because their inclusion would be anti-dilutive.

	For the Year Ended September 30,
	2014	2013	2012
Options to purchase shares	829,300	5,297,050	6,199,591
Restricted stock units	—	20,000	30,000
20. RELATED PARTY TRANSACTIONS
The Company has made loans and extensions of credit, in the ordinary course of business, to certain Directors. These loans were under normal credit terms, including interest rate and collateralization, and do not represent more than the normal risk of collection. The aggregate amount of loans to such related parties at September 30, 2014 and 2013 was $197 and $205, respectively. None of these loans were past due, considered impaired or on nonaccrual at September 30, 2014.

21. RECENT ACCOUNTING PRONOUNCEMENTS
Pending as of September 30, 2014
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
In January 2014, the FASB issued ASU 2014-04, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40), Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, to reduce diversity by clarifying when an in-substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The impact of these amendments on the Company's consolidated financial statements is being evaluated.
In January 2014, the FASB issued ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects, which will permit entities to make an accounting policy election to account for investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statements as a component of income tax expense or benefit. The amendments in ASU 2014-01 are effective for annual and interim periods within those annual periods beginning after December 15, 2014, with early adoption permitted. The Company is currently evaluating the impact of adopting the amendments of ASU 2014-01 on its consolidated financial statements.

Adopted in fiscal year ended September 30, 2014
FASB ASU 2013-02, "Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" supersedes ASU 2011-12, “Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” and the presentation requirements for reclassifications out of accumulated other comprehensive income in ASU 2011-05. ASU 2013-02 requires entities to present separately significant amounts reclassified out of each component of OCI, either on the face of the statement where net income is presented or in the notes, if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other significant amounts, entities shall provide cross-references to the notes where additional details about the effect of the reclassifications are disclosed. The disclosures required by this amendment are included in Note 11. Other Comprehensive Income (Loss).
The Company has determined that all other recently issued accounting pronouncements will not have a material impact on the Company's consolidated financial statements or do not apply to its operations.

22. SELECTED QUARTERLY DATA (UNAUDITED)
The following tables are a summary of certain quarterly financial data for the fiscal years ended September 30, 2014 and 2013.

	Fiscal 2014 Quarter Ended
	December 31	March 31	June 30	September 30
	(In thousands, except per share data)
Interest income	$93,019	$93,345	$93,756	$94,564
Interest expense	25,224	24,311	25,884	27,832
Net interest income	67,795	69,034	67,872	66,732
Provision for loan losses	6,000	5,000	4,000	4,000
Net interest income after provision for loan losses	61,795	64,034	63,872	62,732
Non-interest income	5,078	5,534	5,710	5,578
Non-interest expense	42,859	44,931	42,849	44,837
Income before income tax	24,014	24,637	26,733	23,473
Income tax expense	7,990	8,252	9,102	7,622
Net income	$16,024	$16,385	$17,631	$15,851
Earnings per share—basic and diluted	$0.05	$0.05	$0.06	$0.05

	Fiscal 2013 Quarter Ended
	December 31	March 31	June 30	September 30
	(In thousands, except per share data)
Interest income	$100,388	$96,835	$94,204	$92,545
Interest expense	31,972	28,905	28,076	26,466
Net interest income	68,416	67,930	66,128	66,079
Provision for loan losses	18,000	10,000	5,000	4,000
Net interest income after provision for loan losses	50,416	57,930	61,128	62,079
Non-interest income	8,247	6,106	8,824	5,291
Non-interest expense	42,534	45,229	46,266	43,631
Income before income tax	16,129	18,807	23,686	23,739
Income tax expense	4,976	6,017	7,439	7,970
Net income	$11,153	$12,790	$16,247	$15,769
Earnings per share—basic and diluted	$0.04	$0.04	$0.05	$0.05
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
The following financial statements from TFS Financial Corporation’s Annual Report on Form 10-K for the year ended September 30, 2014 filed on November 26, 2014 formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements.

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
TFS Financial Corporation

Dated:	November 26, 2014	/S/ MARC A. STEFANSKI
Marc A. Stefanski Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:	November 26, 2014	/S/ MARC A. STEFANSKI
Marc A. Stefanski Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Dated:	November 26, 2014	/S/ DAVID S. HUFFMAN
David S. Huffman Chief Financial Officer and Secretary (Principal Financial Officer)

Dated:	November 26, 2014	/S/ PAUL J. HUML
Paul J. Huml Chief Accounting Officer (Principal Accounting Officer)

Dated:	November 26, 2014	/S/ ANTHONY J. ASHER
Anthony J. Asher, Director

Dated:	November 26, 2014	/S/ MARTIN J. COHEN
Martin J. Cohen, Director

Dated:	November 26, 2014	/S/ ROBERT A. FIALA
Robert A. Fiala, Director

Dated:	November 26, 2014	/S/ ROBERT B. HEISLER JR.
Robert B. Heisler Jr., Director

Dated:	November 26, 2014	/S/ BERNARD S. KOBAK
Bernard S. Kobak, Director

Dated:	November 26, 2014	/S/ WILLIAM C. MULLIGAN
William C. Mulligan, Director

Dated:	November 26, 2014	/S/ TERRENCE R. OZAN
Terrence R. Ozan, Director

Dated:	November 26, 2014	/S/ PAUL W. STEFANIK
Paul W. Stefanik, Director

Dated:	November 26, 2014	/S/ BEN S. STEFANSKI III
Ben S. Stefanski III, Director

Dated:	November 26, 2014	/S/ MEREDITH S. WEIL
Meredith S. Weil, Director