Form 10-Q
period 2014-12-31
TFS Financial CORP
filed 2015-02-06
CIK 1381668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________
FORM 10-Q
________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2014
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
As of February 2, 2015 there were 298,315,471 shares of the Registrant’s common stock, par value $0.01 per share, outstanding, of which 227,119,132 shares, or 76.1% of the Registrant’s common stock, were held by Third Federal Savings and Loan Association of Cleveland, MHC, the Registrant’s mutual holding company.

TFS Financial Corporation

GLOSSARY OF TERMS
TFS Financial Corporation provides the following list of acronyms as a tool for the reader. The acronyms identified below are used throughout the document.

AOCI: Accumulated Other Comprehensive Income	GAAP: Generally Accepted Accounting Principles
ARM: Adjustable Rate Mortgage	GVA: General Valuation Allowances
ASC: Accounting Standards Codification	HARP: Home Affordable Refinance Program
ASU: Accounting Standards Update	HPI: Home Price Index
Association: Third Federal Savings and Loan	IRR: Interest Rate Risk
Association of Cleveland	IRS: Internal Revenue Service
BAAS: OCC Bank Accounting Advisory Series	IVA: Individual Valuation Allowance
CDs: Certificates of Deposit	LIP: Loans-in-Process
CFPB: Consumer Financial Protection Bureau	LTV: Loan-to-Value
CLTV: Combined Loan-to-Value	MGIC: Mortgage Guaranty Insurance Corporation
Company: TFS Financial Corporation and its	MOU: Memorandum of Understanding
subsidiaries	NOW: Negotiable Order of Withdrawal
DFA: Dodd-Frank Wall Street Reform and Consumer	OCC: Office of the Comptroller of the Currency
Protection Act of 2010	OCI: Other Comprehensive Income
DIF: Depository Insurance Fund	OTS: Office of Thrift Supervision
EaR: Earnings at Risk	PMI: Private Mortgage Insurance
ESOP: Third Federal Employee (Associate) Stock	PMIC: PMI Mortgage Insurance Co.
Ownership Plan	QTL: Qualified Thrift Lender
EVE: Economic Value of Equity	REMICs: Real Estate Mortgage Investment Conduits
FASB: Financial Accounting Standards Board	REIT: Real Estate Investment Trust
FDIC: Federal Deposit Insurance Corporation	SEC: United States Securities and Exchange
FHFA: Federal Housing Finance Agency	Commission
FHLB: Federal Home Loan Bank	TDR: Troubled Debt Restructuring
Fannie Mae: Federal National Mortgage Association	Third Federal Savings, MHC: Third Federal Savings
FRB-Cleveland: Federal Reserve Bank of Cleveland	and Loan Association of Cleveland, MHC
FRS: Board of Governors of the Federal Reserve System

Item 1. Financial Statements
TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION (unaudited)
(In thousands, except share data)

	December 31, 2014	September 30, 2014
ASSETS
Cash and due from banks	$28,149	$26,886
Interest-earning cash equivalents	247,671	154,517
Cash and cash equivalents	275,820	181,403
Investment securities available for sale (amortized cost $581,480 and $570,549, respectively)	580,467	568,868
Mortgage loans held for sale, at lower of cost or market ($0 and $4,570 measured at fair value, respectively)	1,379	4,962
Loans held for investment, net:
Mortgage loans	10,844,202	10,708,483
Other consumer loans	4,636	4,721
Deferred loan expenses (fees), net	1,643	(1,155)
Allowance for loan losses	(79,762)	(81,362)
Loans, net	10,770,719	10,630,687
Mortgage loan servicing rights, net	11,229	11,669
Federal Home Loan Bank stock, at cost	64,086	40,411
Real estate owned	21,984	21,768
Premises, equipment, and software, net	56,407	56,443
Accrued interest receivable	31,926	31,952
Bank owned life insurance contracts	191,484	190,152
Other assets	62,342	64,880
TOTAL ASSETS	$12,067,843	$11,803,195
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$8,539,214	$8,653,878
Borrowed funds	1,504,705	1,138,639
Borrowers’ advances for insurance and taxes	74,354	76,266
Principal, interest, and related escrow owed on loans serviced	49,577	54,670
Accrued expenses and other liabilities	87,300	40,285
Total liabilities	10,255,150	9,963,738
Commitments and contingent liabilities
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 332,318,750 shares issued; 299,146,837 and 301,654,581 outstanding at December 31, 2014 and September 30, 2014, respectively	3,323	3,323
Paid-in capital	1,701,982	1,702,441
Treasury stock, at cost; 33,171,913 and 30,664,169 shares at December 31, 2014 and September 30, 2014, respectively	(417,578)	(379,109)
Unallocated ESOP shares	(65,001)	(66,084)
Retained earnings—substantially restricted	600,202	589,678
Accumulated other comprehensive loss	(10,235)	(10,792)
Total shareholders’ equity	1,812,693	1,839,457
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,067,843	$11,803,195
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(In thousands, except share and per share data)

	For the Three Months Ended
	December 31,
	2014	2013
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$91,835	$90,401
Investment securities available for sale	2,555	2,100
Other interest and dividend earning assets	1,346	518
Total interest and dividend income	95,736	93,019
INTEREST EXPENSE:
Deposits	24,476	23,262
Borrowed funds	4,124	1,962
Total interest expense	28,600	25,224
NET INTEREST INCOME	67,136	67,795
PROVISION FOR LOAN LOSSES	2,000	6,000
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	65,136	61,795
NON-INTEREST INCOME:
Fees and service charges, net of amortization	2,158	2,289
Net gain on the sale of loans	698	339
Increase in and death benefits from bank owned life insurance contracts	1,901	1,613
Other	1,196	837
Total non-interest income	5,953	5,078
NON-INTEREST EXPENSE:
Salaries and employee benefits	23,565	22,082
Marketing services	4,500	3,253
Office property, equipment and software	5,393	4,989
Federal insurance premium and assessments	2,461	2,547
State franchise tax	1,403	1,687
Real estate owned expense, net	2,700	1,945
Other operating expenses	5,951	6,356
Total non-interest expense	45,973	42,859
INCOME BEFORE INCOME TAXES	25,116	24,014
INCOME TAX EXPENSE	8,472	7,990
NET INCOME	$16,644	$16,024
Earnings per share—basic and diluted	$0.06	$0.05
Weighted average shares outstanding
Basic	293,797,138	300,634,212
Diluted	296,128,813	301,868,676

See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(In thousands)

	For the Three Months Ended
	December 31,
	2014	2013
Net income	$16,644	$16,024
Other comprehensive income (loss), net of tax
Change in net unrealized income (loss) on securities available for sale	433	(1,947)
Change in pension obligation	124	48
Total other comprehensive income (loss)	557	(1,899)
Total comprehensive income	$17,201	$14,125
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)
(In thousands)

	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance at September 30, 2013	$3,323	$1,696,370	$(278,215)	$(70,418)	$529,021	$(8,604)	$1,871,477
Net income	—	—	—	—	16,024	—	16,024
Other comprehensive loss, net of tax	—	—	—	—	—	(1,899)	(1,899)
ESOP shares allocated or committed to be released	—	212	—	1,084	—	—	1,296
Compensation costs for stock-based plans	—	1,797	—	—	—	—	1,797
Excess tax effect from stock-based compensation	—	49	—	—	—	—	49
Purchase of treasury stock (2,156,250 shares)	—	—	(26,058)	—	—	—	(26,058)
Treasury stock allocated to restricted stock plan	—	(727)	677	—	(196)	—	(246)
Balance at December 31, 2013	$3,323	$1,697,701	$(303,596)	$(69,334)	$544,849	$(10,503)	$1,862,440

Balance at September 30, 2014	$3,323	$1,702,441	$(379,109)	$(66,084)	$589,678	$(10,792)	$1,839,457
Net income	—	—	—	—	16,644	—	16,644
Other comprehensive income, net of tax	—	—	—	—	—	557	557
ESOP shares allocated or committed to be released	—	520	—	1,083	—	—	1,603
Compensation costs for stock-based plans	—	2,099	—	—	—	—	2,099
Excess tax effect from stock-based compensation	—	945	—	—	—	—	945
Purchase of treasury stock (2,802,500 shares)	—	—	(41,555)	—	—	—	(41,555)
Treasury stock allocated to restricted stock plan	—	(4,023)	3,086	—	(1,409)	—	(2,346)
Dividends paid to common shareholders ($0.07 per common share)	—	—	—	—	(4,711)	—	(4,711)
Balance at December 31, 2014	$3,323	$1,701,982	$(417,578)	$(65,001)	$600,202	$(10,235)	$1,812,693
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In thousands)

	For the Three Months Ended
	December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,644	$16,024
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	3,702	2,847
Depreciation and amortization	3,865	3,129
Provision for loan losses	2,000	6,000
Net gain on the sale of loans	(698)	(339)
Other net losses	890	679
Principal repayments on and proceeds from sales of loans held for sale	3,842	10,022
Loans originated for sale	(4,748)	(7,143)
Increase in bank owned life insurance contracts	(1,628)	(1,619)
Net decrease in interest receivable and other assets	2,179	1,951
Net increase in accrued expenses and other liabilities	45,418	48,853
Other	118	188
Net cash provided by operating activities	71,584	80,592
CASH FLOWS FROM INVESTING ACTIVITIES:
Loans originated	(611,208)	(535,266)
Principal repayments on loans	446,149	437,672
Proceeds from principal repayments and maturities of:
Securities available for sale	33,679	30,015
Proceeds from sale of:
Loans	20,385	11,079
Real estate owned	5,691	6,993
Purchases of:
FHLB stock	(23,675)	(1,279)
Securities available for sale	(45,853)	(44,147)
Premises and equipment	(1,160)	(1,070)
Other	295	18
Net cash used in investing activities	(175,697)	(95,985)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(114,664)	(150,267)
Net decrease in borrowers' advances for insurance and taxes	(1,912)	(2,506)
Net decrease in principal and interest owed on loans serviced	(5,093)	(15,767)
Net decrease in short term borrowed funds	224,284	124,225
Proceeds from long term borrowed funds	150,294	130,000
Repayment of long term borrowed funds	(8,512)	(13,320)
Purchase of treasury shares	(39,755)	(26,058)
Excess tax benefit related to stock-based compensation	945	—
Taxes paid on equity compensation	(2,346)	—
Dividends paid to common shareholders	(4,711)	—
Net cash provided by financing activities	198,530	46,307
NET INCREASE IN CASH AND CASH EQUIVALENTS	94,417	30,914
CASH AND CASH EQUIVALENTS—Beginning of period	181,403	285,996
CASH AND CASH EQUIVALENTS—End of period	$275,820	$316,910
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest on deposits	$24,543	$23,470
Cash paid for interest on borrowed funds	3,839	1,737
Cash paid for income taxes	80	508
SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to real estate owned	6,807	6,503
Transfer of loans from held for investment to held for sale	15,545	11,095
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands unless otherwise indicated)

1.	BASIS OF PRESENTATION
TFS Financial Corporation, a federally chartered stock holding company, conducts its principal activities through its wholly owned subsidiaries. The principal line of business of the Company is retail consumer banking, including mortgage lending, deposit gathering, and, to a much lesser extent, other financial services. On December 31, 2014, approximately 76% of the Company’s outstanding shares were owned by a federally chartered mutual holding company, Third Federal Savings and Loan Association of Cleveland, MHC. The thrift subsidiary of TFS Financial Corporation is Third Federal Savings and Loan Association of Cleveland.
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
The unaudited interim consolidated financial statements were prepared without an audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial condition of the Company at December 31, 2014, and its results of operations and cash flows for the periods presented. Such adjustments are the only adjustments reflected in the unaudited interim financial statements. In accordance with Regulation S-X for interim financial information, these statements do not include certain information and footnote disclosures required for complete audited financial statements. The Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014 contains consolidated financial statements and related notes, which should be read in conjunction with the accompanying interim consolidated financial statements. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2015 or for any other period.

2.	EARNINGS PER SHARE
Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. For purposes of computing earnings per share amounts, outstanding shares include shares held by the public, shares held by the ESOP that have been allocated to participants or committed to be released for allocation to participants, the 227,119,132 shares held by Third Federal Savings, MHC, and, for purposes of computing dilutive earnings per share, stock options and restricted stock units with a dilutive impact. At December 31, 2014 and 2013, respectively, the ESOP held 6,500,096 and 6,933,435 shares that were neither allocated to participants nor committed to be released to participants.

The following is a summary of the Company's earnings per share calculations.

	For the Three Months Ended December 31,
	2014			2013
	Income	Shares	Per share amount	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$16,644			$16,024
Less: income allocated to restricted stock units	147			77
Basic earnings per share:
Income available to common shareholders	$16,497	293,797,138	$0.06	$15,947	300,634,212	$0.05
Diluted earnings per share:
Effect of dilutive potential common shares		2,331,675			1,234,464
Income available to common shareholders	$16,497	296,128,813	$0.06	$15,947	301,868,676	$0.05
The following is a summary of outstanding stock options and restricted stock units that are excluded from the computation of diluted earnings per share because their inclusion would be anti-dilutive.

	For the Three Months Ended December 31,
	2014	2013
Options to purchase shares	961,200	3,486,500
Restricted stock units	208,000	—

3.	INVESTMENT SECURITIES
Investments available for sale are summarized as follows:

	December 31, 2014
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. government and agency obligations	$2,000	$17	$—	$2,017
REMICs	569,023	1,770	(3,488)	567,305
Fannie Mae certificates	10,457	728	(40)	11,145
Total	$581,480	$2,515	$(3,528)	$580,467

	September 30, 2014
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. government and agency obligations	$2,000	$23	$—	$2,023
REMICs	557,895	1,896	(4,184)	555,607
Fannie Mae certificates	10,654	749	(165)	11,238
Total	$570,549	$2,668	$(4,349)	$568,868

Gross unrealized losses on securities and the estimated fair value of the related securities, aggregated by investment category and length of time the individual securities have been in a continuous loss position, at December 31, 2014 and September 30, 2014, were as follows:

	December 31, 2014
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$176,429	$827	$155,105	$2,661	$331,534	$3,488
Fannie Mae certificates	—	—	4,920	40	4,920	40
Total	$176,429	$827	$160,025	$2,701	$336,454	$3,528

	September 30, 2014
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$182,151	$947	$162,321	$3,237	$344,472	$4,184
Fannie Mae certificates	—	—	4,826	165	4,826	165
Total	$182,151	$947	$167,147	$3,402	$349,298	$4,349

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
Since the decline in value is attributable to changes in interest rates and not credit quality and because the Association has neither the intent to sell the securities nor is it more likely than not the Association will be required to sell the securities for the time periods necessary to recover the amortized cost, these investments are not considered other-than-temporarily impaired. At December 31, 2014, the amortized cost and fair value of U.S. government and agency obligations available for sale, categorized as due within one year, are $2,000 and $2,017, respectively. At September 30, 2014, the amortized cost and fair value of those obligations, then categorized as due in more than one year but less than five years, were $2,000 and $2,023, respectively.

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES
Loans held for investment consist of the following:

	December 31, 2014	September 30, 2014
Real estate loans:
Residential Core	$8,996,102	$8,828,839
Residential Home Today	149,696	154,196
Home equity loans and lines of credit	1,677,300	1,696,929
Construction	48,899	57,104
Real estate loans	10,871,997	10,737,068
Other consumer loans	4,636	4,721
Less:
Deferred loan expenses (fees)—net	1,643	(1,155)
LIP	(27,795)	(28,585)
Allowance for loan losses	(79,762)	(81,362)
Loans held for investment, net	$10,770,719	$10,630,687
At December 31, 2014 and September 30, 2014, respectively, $1,379 and $4,962 of loans were classified as mortgage loans held for sale.
A large concentration of the Company’s lending is in Ohio and Florida. As of December 31, 2014 and September 30, 2014, the percentages of residential real estate loans held in Ohio were 67% and 68%, respectively, and the percentages held in Florida were 17% as of both dates. As of December 31, 2014 and September 30, 2014, home equity loans and lines of credit were concentrated in Ohio (40% at each date), Florida (28% at each date), and California (13% at each date). The economic conditions and market for real estate in Ohio and Florida have impacted the ability of borrowers in those areas to repay their loans.
Home Today is an affordable housing program targeted to benefit low- and moderate-income home buyers. Through this program the Association provided the majority of loans to borrowers who would not otherwise qualify for the Association’s loan products, generally because of low credit scores. Although the credit profiles of borrowers in the Home Today program might be described as sub-prime, Home Today loans generally contain the same features as loans offered to our Core borrowers. Borrowers in the Home Today program must complete financial management education and counseling and must be referred to the Association by a sponsoring organization with which the Association has partnered as part of the program. Borrowers must also meet a minimum credit score threshold. Because the Association applied less stringent underwriting and credit standards to the majority of Home Today loans, loans originated under the program have greater credit risk than its traditional residential real estate mortgage loans. While effective March 27, 2009, the Home Today underwriting guidelines were changed to be substantially the same as the Association’s traditional first mortgage product, the majority of loans in this program were originated prior to that date. As of December 31, 2014 and September 30, 2014, the principal balance of Home Today loans originated prior to March 27, 2009 was $146,677 and $151,164, respectively. The Association does not offer, and has not offered, loan products frequently considered to be designed to target sub-prime borrowers containing features such as higher fees or higher rates, negative amortization, a loan-to-value ratio greater than 100%, or pay option adjustable-rate mortgages.

An age analysis of the recorded investment in loan receivables that are past due at December 31, 2014 and September 30, 2014 is summarized in the following tables. When a loan is more than one month past due on its scheduled payments, the loan is considered 30 days or more past due. Balances are net of deferred fees and any applicable loans-in-process.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
December 31, 2014
Real estate loans:
Residential Core	$9,005	$6,842	$33,388	$49,235	$8,942,449	$8,991,684
Residential Home Today	7,184	3,536	13,690	24,410	123,116	147,526
Home equity loans and lines of credit	6,815	1,791	7,707	16,313	1,668,751	1,685,064
Construction	—	—	—	—	21,571	21,571
Total real estate loans	23,004	12,169	54,785	89,958	10,755,887	10,845,845
Other consumer loans	—	—	—	—	4,636	4,636
Total	$23,004	$12,169	$54,785	$89,958	$10,760,523	$10,850,481

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
September 30, 2014
Real estate loans:
Residential Core	$9,067	$3,899	$37,451	$50,417	$8,772,180	$8,822,597
Residential Home Today	7,887	2,553	15,105	25,545	126,417	151,962
Home equity loans and lines of credit	6,044	1,785	9,037	16,866	1,687,349	1,704,215
Construction	200	—	—	200	28,354	28,554
Total real estate loans	23,198	8,237	61,593	93,028	10,614,300	10,707,328
Other consumer loans	—	—	—	—	4,721	4,721
Total	$23,198	$8,237	$61,593	$93,028	$10,619,021	$10,712,049
The recorded investment of loan receivables in non-accrual status is summarized in the following table. Balances are net of deferred fees.

	December 31, 2014	September 30, 2014
Real estate loans:
Residential Core	$73,585	$79,388
Residential Home Today	28,249	29,960
Home equity loans and lines of credit	25,005	26,189
Construction	—	—
Total real estate loans	126,839	135,537
Other consumer loans	—	—
Total non-accrual loans	$126,839	$135,537
Loans are placed in non-accrual status when they are contractually 90 days or more past due. Loans restructured in troubled debt restructurings that were in non-accrual status prior to the restructurings remain in non-accrual status for a minimum of six months after restructuring. Additionally, home equity loans and lines of credit where the customer has a severely delinquent first mortgage loan and loans in Chapter 7 bankruptcy status where all borrowers have filed, and not reaffirmed or been dismissed, are placed in non-accrual status. At December 31, 2014 and September 30, 2014, respectively, the recorded investment in non-accrual loans includes $72,054 and $73,946 which are performing according to the terms of their agreement, of which $47,075 and $49,019 are loans in Chapter 7 bankruptcy status primarily where all borrowers have filed, and have not reaffirmed or been dismissed.

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
The recorded investment in loan receivables at December 31, 2014 and September 30, 2014 is summarized in the following table. The table provides details of the recorded balances according to the method of evaluation used for determining the allowance for loan losses, distinguishing between determinations made by evaluating individual loans and determinations made by evaluating groups of loans not individually evaluated. Balances of recorded investments are net of deferred fees and any applicable loans-in-process.

	December 31, 2014			September 30, 2014
	Individually	Collectively	Total	Individually	Collectively	Total
Real estate loans:
Residential Core	$130,933	$8,860,751	$8,991,684	$131,719	$8,690,878	$8,822,597
Residential Home Today	64,903	82,623	147,526	67,177	84,785	151,962
Home equity loans and lines of credit	32,794	1,652,270	1,685,064	34,490	1,669,725	1,704,215
Construction	—	21,571	21,571	—	28,554	28,554
Total real estate loans	228,630	10,617,215	10,845,845	233,386	10,473,942	10,707,328
Other consumer loans	—	4,636	4,636	—	4,721	4,721
Total	$228,630	$10,621,851	$10,850,481	$233,386	$10,478,663	$10,712,049
An analysis of the allowance for loan losses at December 31, 2014 and September 30, 2014 is summarized in the following table. The analysis provides details of the allowance for loan losses according to the method of evaluation, distinguishing between allowances for loan losses determined by evaluating individual loans and allowances for loan losses determined by evaluating groups of loans collectively.

	December 31, 2014			September 30, 2014
	Individually	Collectively	Total	Individually	Collectively	Total
Real estate loans:
Residential Core	$8,408	$20,309	$28,717	$8,889	$22,191	$31,080
Residential Home Today	5,866	10,568	16,434	6,366	10,058	16,424
Home equity loans and lines of credit	740	33,855	34,595	532	33,299	33,831
Construction	—	16	16	—	27	27
Total real estate loans	15,014	64,748	79,762	15,787	65,575	81,362
Other consumer loans	—	—	—	—	—	—
Total	$15,014	$64,748	$79,762	$15,787	$65,575	$81,362
At December 31, 2014 and September 30, 2014, individually evaluated loans that required an allowance were comprised only of loans evaluated for impairment based on the present value of cash flows, such as performing troubled debt restructurings, and loans with a further deterioration in the fair value of collateral not yet identified as uncollectible. All other individually evaluated loans received a charge-off, if applicable.
Because many variables are considered in determining the appropriate level of general valuation allowances, directional changes in individual considerations do not always align with the directional change in the balance of a particular component of the general valuation allowance. At December 31, 2014 and September 30, 2014, respectively, allowances on individually reviewed loans evaluated for impairment based on the present value of cash flows, such as performing troubled debt restructurings were $14,830 and $15,787, and allowances on loans with further deteriorations in the fair value of collateral not yet identified as uncollectible were $184 and $0.
Residential Core mortgage loans represent the largest portion of the residential real estate portfolio. The Company believes overall credit risk is low based on the nature, composition, collateral, products, lien position and performance of the portfolio. The portfolio does not include loan types or structures that have historically experienced severe performance problems at other financial institutions (sub-prime, no documentation or pay option adjustable rate mortgages).
As described earlier in this footnote, Home Today loans have greater credit risk than traditional residential real estate mortgage loans. At December 31, 2014 and September 30, 2014, respectively, approximately 40% and 42% of Home Today loans include private mortgage insurance coverage. The majority of the coverage on these loans was provided by PMI Mortgage Insurance Co., which was seized by the Arizona Department of Insurance and currently pays all claim payments at 67%. Appropriate adjustments have been made to the Association’s affected valuation allowances and charge-offs, and estimated loss severity factors were adjusted accordingly for loans evaluated collectively. The amount of loans in our owned portfolio covered by mortgage insurance provided by PMIC as of December 31, 2014 and September 30, 2014, respectively, was $171,639 and $186,233 of which $155,781 and $170,128 was current. The amount of loans in our owned portfolio covered by mortgage insurance provided by Mortgage Guaranty Insurance Corporation as of December 31, 2014 and September 30, 2014, respectively, was $70,052 and $74,254 of which $68,983 and $73,616 was current. As of December 31, 2014, MGIC's long-term debt rating, as published by the major credit rating agencies, did not meet the requirements to qualify as "high credit quality"; however, MGIC continues to make claims payments in accordance with its contractual obligations and the Association has not increased its estimated loss severity factors related to MGIC's claim paying ability. No other loans were covered by mortgage insurers that were deferring claim payments or which were assessed as being non-investment grade.
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

The recorded investment and the unpaid principal balance of impaired loans, including those reported as troubled debt restructurings, as of December 31, 2014 and September 30, 2014 are summarized as follows. Balances of recorded investments are net of deferred fees.

	December 31, 2014			September 30, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related IVA recorded:
Residential Core	$72,243	$93,025	$—	$72,840	$94,419	$—
Residential Home Today	27,309	56,981	—	28,045	57,854	—
Home equity loans and lines of credit	24,377	33,403	—	26,618	38,046	—
Construction	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—
Total	$123,929	$183,409	$—	$127,503	$190,319	$—
With an IVA recorded:
Residential Core	$58,690	$59,626	$8,408	$58,879	$59,842	$8,889
Residential Home Today	37,594	38,135	5,866	39,132	39,749	6,366
Home equity loans and lines of credit	8,417	8,454	740	7,872	7,909	532
Construction	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—
Total	$104,701	$106,215	$15,014	$105,883	$107,500	$15,787
Total impaired loans:
Residential Core	$130,933	$152,651	$8,408	$131,719	$154,261	$8,889
Residential Home Today	64,903	95,116	5,866	67,177	97,603	6,366
Home equity loans and lines of credit	32,794	41,857	740	34,490	45,955	532
Construction	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—
Total	$228,630	$289,624	$15,014	$233,386	$297,819	$15,787
At December 31, 2014 and September 30, 2014, respectively, the recorded investment in impaired loans includes $184,623 and $186,428 of loans restructured in troubled debt restructurings of which $19,143 and $20,851 were 90 days or more past due.
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

•	For residential mortgage loans, payments are greater than 180 days delinquent;

•	For home equity lines of credit, equity loans, and residential loans restructured in a troubled debt restructuring, payments are greater than 90 days delinquent;

•	For all classes of loans, a sheriff sale is scheduled within 60 days to sell the collateral securing the loan;

•	For all classes of loans, all borrowers have been discharged of their obligation through a Chapter 7 bankruptcy;

•	For all classes of loans, within 60 days of notification, all borrowers obligated on the loan have filed Chapter 7 bankruptcy and have not reaffirmed or been dismissed;

•	For all classes of loans, a borrower obligated on a loan has filed bankruptcy and the loan is greater than 30 days delinquent;

•	For all classes of loans, it becomes evident that a loss is probable.

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
Loans restructured in troubled debt restructurings that are not evaluated based on collateral are separately evaluated for impairment on a loan by loan basis at the time of restructuring and at each subsequent reporting date for as long as they are reported as troubled debt restructurings. The impairment evaluation is based on the present value of expected future cash flows discounted at the effective interest rate of the original loan. Expected future cash flows include a discount factor representing a potential for default. Valuation allowances are recorded for the excess of the recorded investments over the result of the cash flow analysis. Loans discharged in Chapter 7 bankruptcy are reported as troubled debt restructurings and also evaluated based on the present value of expected future cash flows unless evaluated based on collateral. We evaluate these loans using the expected future cash flows because we expect the borrower, not liquidation of the collateral, to be the source of repayment for the loan. Other consumer loans are not considered for restructuring. A loan restructured in a troubled debt restructuring is classified as an impaired loan for a minimum of one year. After one year, that loan may be reclassified out of the balance of impaired loans if the loan was restructured to yield a market rate for loans of similar credit risk at the time of restructuring and the loan is not impaired based on the terms of the restructuring agreement. No loans whose terms were restructured in troubled debt restructurings were reclassified from impaired loans during the three months ended December 31, 2014 and December 31, 2013.

The average recorded investment in impaired loans and the amount of interest income recognized during the period that the loans were impaired are summarized below.

	For the Three Months Ended December 31,
	2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related IVA recorded:
Residential Core	$72,542	$287	$83,211	$281
Residential Home Today	27,677	58	32,439	87
Home equity loans and lines of credit	25,498	72	28,037	92
Construction	—	—	475	5
Other consumer loans	—	—	—	—
Total	$125,717	$417	$144,162	$465
With an IVA recorded:
Residential Core	$58,785	$664	$62,313	$743
Residential Home Today	38,363	487	44,652	553
Home equity loans and lines of credit	8,145	67	6,892	60
Construction	—	—	33	—
Other consumer loans	—	—	—	—
Total	$105,293	$1,218	$113,890	$1,356
Total impaired loans:
Residential Core	$131,327	$951	$145,524	$1,024
Residential Home Today	66,040	545	77,091	640
Home equity loans and lines of credit	33,643	139	34,929	152
Construction	—	—	508	5
Other consumer loans	—	—	—	—
Total	$231,010	$1,635	$258,052	$1,821

Interest on loans in non-accrual status is recognized on a cash-basis. The amounts of interest income on impaired loans recognized using a cash-basis method were $277 for the quarter ended December 31, 2014 and $344 for the quarter ended December 31, 2013. Cash payments on loans with a partial charge-off are applied fully to principal, then to recovery of the charged off amount prior to interest income being recognized. Interest income on the remaining impaired loans is recognized on an accrual basis.
The recorded investment in troubled debt restructurings by type of concession as of December 31, 2014 and September 30, 2014 is shown in the tables below.

December 31, 2014	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Restructurings	Bankruptcy	Total
Residential Core	$16,518	$1,253	$10,088	$22,361	$23,296	$32,549	$106,065
Residential Home Today	10,114	62	7,844	14,200	21,244	5,118	58,582
Home equity loans and lines of credit	105	2,466	660	1,671	736	14,338	19,976
Total	$26,737	$3,781	$18,592	$38,232	$45,276	$52,005	$184,623

September 30, 2014	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Restructurings	Bankruptcy	Total
Residential Core	$16,693	$1,265	$10,248	$21,113	$22,687	$33,576	$105,582
Residential Home Today	11,374	78	7,448	15,085	20,823	5,301	60,109
Home equity loans and lines of credit	74	1,833	769	1,213	819	16,029	20,737
Total	$28,141	$3,176	$18,465	$37,411	$44,329	$54,906	$186,428
Troubled debt restructured loans may be restructured more than once. Among other requirements, a subsequent restructuring may be available for a borrower upon the expiration of temporary restructuring terms if the borrower cannot return to regular loan payments. If the borrower is experiencing an income curtailment that temporarily has reduced his/her capacity to repay, such as loss of employment, reduction of hours, non-paid leave or short term disability, a temporary restructuring is considered. If the borrower lacks the capacity to repay the loan at the current terms due to a permanent condition, a permanent restructuring is considered. In evaluating the need for a subsequent restructuring, the borrower’s ability to repay is generally assessed utilizing a debt to income and cash flow analysis. As the economy slowly improves, the need for multiple restructurings continues to linger. Loans discharged in Chapter 7 bankruptcy are classified as multiple restructurings if the loan's original terms had also been restructured by the Association.

For all loans restructured during three months ended December 31, 2014 and December 31, 2013 (set forth in the table below), the pre-restructured outstanding recorded investment was not materially different from the post-restructured outstanding recorded investment.

The following tables set forth the recorded investment in troubled debt restructured loans restructured during the periods presented, according to the types of concessions granted.

	For the Three Months Ended December 31, 2014
	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Restructurings	Bankruptcy	Total
Residential Core	$766	$—	$978	$1,858	$1,269	$1,879	$6,750
Residential Home Today	82	—	1,159	64	1,313	167	2,785
Home equity loans and lines of credit	—	652	—	477	44	349	1,522
Total	$848	$652	$2,137	$2,399	$2,626	$2,395	$11,057

	For the Three Months Ended December 31, 2013
	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Restructurings	Bankruptcy	Total
Residential Core	$1,078	$—	$225	$1,437	$1,066	$2,379	$6,185
Residential Home Today	90	—	—	227	1,024	219	1,560
Home equity loans and lines of credit	—	289	—	196	10	914	1,409
Total	$1,168	$289	$225	$1,860	$2,100	$3,512	$9,154

Below summarizes the information on troubled debt restructured loans restructured within the previous 12 months of the period listed for which there was a subsequent payment default, at least 30 days past due on one scheduled payment, during the period presented.

	For the Three Months Ended December 31,
	2014		2013
Troubled Debt Restructurings That Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Residential Core	28	$2,555	41	$4,262
Residential Home Today	33	1,453	33	1,342
Home equity loans and lines of credit	15	418	32	1,210
Total	76	$4,426	106	$6,814

The following tables provide information about the credit quality of residential loan receivables by an internally assigned grade. Balances are net of deferred fees and any applicable LIP.

	Pass	Special Mention	Substandard	Loss	Total
December 31, 2014
Real Estate Loans:
Residential Core	$8,912,932	$—	$78,752	$—	$8,991,684
Residential Home Today	117,687	—	29,839	—	147,526
Home equity loans and lines of credit	1,649,282	6,353	29,429	—	1,685,064
Construction	21,571	—	—	—	21,571
Total	$10,701,472	$6,353	$138,020	$—	$10,845,845

	Pass	Special Mention	Substandard	Loss	Total
September 30, 2014
Real Estate Loans:
Residential Core	$8,739,183	$—	$83,414	$—	$8,822,597
Residential Home Today	120,827	—	31,135	—	151,962
Home equity loans and lines of credit	1,667,939	6,084	30,192	—	1,704,215
Construction	28,554	—	—	—	28,554
Total	$10,556,503	$6,084	$144,741	$—	$10,707,328
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
At December 31, 2014 and September 30, 2014, respectively, the recorded investment of impaired loans includes $103,496 and $103,459 of troubled debt restructurings that are individually evaluated for impairment, but have adequately performed under the terms of the restructuring and are classified as Pass loans. At December 31, 2014 and September 30, 2014, respectively, there were $12,886 and $14,814 of loans classified substandard and $6,353 and $6,084 of loans designated special mention that are not included in the recorded investment of impaired loans; rather, they are included in loans collectively evaluated for impairment.
Other consumer loans are internally assigned a grade of nonperforming when they become 90 days or more past due. At December 31, 2014 and September 30, 2014, no consumer loans were graded as nonperforming.

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

Activity in the allowance for loan losses is summarized as follows:

	For the Three Months Ended December 31, 2014
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$31,080	$(1,724)	$(1,268)	$629	$28,717
Residential Home Today	16,424	924	(1,082)	168	16,434
Home equity loans and lines of credit	33,831	2,980	(3,629)	1,413	34,595
Construction	27	(180)	—	169	16
Total real estate loans	81,362	2,000	(5,979)	2,379	79,762
Other consumer loans	—	—	—	—	—
Total	$81,362	$2,000	$(5,979)	$2,379	$79,762

	For the Three Months Ended December 31, 2013
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$35,427	$5,081	$(7,476)	$430	$33,462
Residential Home Today	24,112	(807)	(2,933)	107	20,479
Home equity loans and lines of credit	32,818	1,757	(4,677)	1,329	31,227
Construction	180	(31)	(41)	6	114
Total real estate loans	92,537	6,000	(15,127)	1,872	85,282
Other consumer loans	—	—	—	—	—
Total	$92,537	$6,000	$(15,127)	$1,872	$85,282

5.	DEPOSITS
Deposit account balances are summarized as follows:

	December 31, 2014	September 30, 2014
Negotiable order of withdrawal accounts	$1,005,462	$990,326
Savings accounts	1,646,353	1,661,920
Certificates of deposit	5,886,049	6,000,216
	8,537,864	8,652,462
Accrued interest	1,350	1,416
Total deposits	$8,539,214	$8,653,878
Brokered certificates of deposit, which are used as a cost effective funding alternative, totaled $389,184 and $356,685 at December 31, 2014 and September 30, 2014, respectively. The FDIC places restrictions on banks with regard to issuing brokered deposits based on the bank's capital classification. As a well-capitalized institution at December 31, 2014 and September 30, 2014, the Association may accept brokered deposits without FDIC restrictions.

6.    OTHER COMPREHENSIVE INCOME (LOSS)

The change in accumulated other comprehensive income (loss) by component is as follows:

	For the Three Months Ended			For the Three Months Ended
	December 31, 2014			December 31, 2013
	Unrealized gains (losses) on securities available for sale	Defined Benefit Plan	Total	Unrealized gains (losses) on securities available for sale	Defined Benefit Plan	Total
Balance at beginning of period	$(1,092)	$(9,700)	$(10,792)	$(2,136)	$(6,468)	$(8,604)
Other comprehensive income (loss) before reclassifications, net of tax (expense) benefit of $(233) and $1,048	433	—	433	(1,947)	—	(1,947)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax benefit of $66 and $26	—	124	124	—	48	48
Other comprehensive income (loss)	433	124	557	(1,947)	48	(1,899)
Balance at end of period	$(659)	$(9,576)	$(10,235)	$(4,083)	$(6,420)	$(10,503)

The following table presents the reclassification adjustment out of accumulated other comprehensive income (loss) included in net income and the corresponding line item on the consolidated statements of income for the periods indicated:

	Amounts Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income	For the Three Months Ended December 31,		Line Item in the Statement
Components	2014	2013	of Income
Actuarial loss	$190	$74	(a)
Income tax benefit	(66)	(26)	Income tax expense
Net of income tax benefit	$124	$48
(a) These items are included in the computation of net period pension cost. See Note 8. Defined Benefit Plan for additional disclosure.

7.	INCOME TAXES
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and in various state and city jurisdictions. Federal income tax returns and the Association's Ohio Franchise Tax returns have been audited and settled for tax years through 2010 and 2011, respectively. With few exceptions, the Company is no longer subject to federal or state tax examinations for tax years prior to 2011.
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

The components, including an estimated settlement adjustment due to expected lump sum payments exceeding the interest cost for the year, of net periodic cost recognized in the statements of income are as follows:

	Three Months Ended
	December 31,
	2014	2013
Interest cost	$783	$801
Expected return on plan assets	(1,104)	(1,055)
Amortization of net loss	190	74
Estimated net loss due to settlement	228	180
Net periodic cost	$97	$—
There were no minimum employer contributions during the three months ended December 31, 2014. No minimum employer contributions are expected during the remainder of the fiscal year.

9.	EQUITY INCENTIVE PLAN
In December 2014, 961,200 options to purchase our common stock and 295,500 restricted stock units were granted to certain directors, officers and employees of the Company. The awards were made pursuant to the shareholder-approved 2008 Equity Incentive Plan.
During the three months ended December 31, 2014 and 2013, the Company recorded $2,099 and $1,797, respectively, of stock-based compensation expense, comprised of stock option expense of $930 and $771, respectively, and restricted stock units expense of $1,169 and $1,026, respectively.
At December 31, 2014, 7,574,000 shares were subject to options, with a weighted average exercise price of $11.63 per share and a weighted average grant date fair value of $2.97 per share. Expected future expense related to the 2,073,636 non-vested options outstanding as of December 31, 2014 is $4,500 over a weighted average of 1.7 years. At December 31, 2014, 859,459 restricted stock units, with a weighted average grant date fair value of $12.70 per unit, are unvested. Expected future compensation expense relating to the 1,229,837 restricted stock units outstanding as of December 31, 2014 is $6,285 over a weighted average period of 2.1 years. Each unit is equivalent to one share of common stock.

10.	COMMITMENTS AND CONTINGENT LIABILITIES
In the normal course of business, the Company enters into commitments with off-balance sheet risk to meet the financing needs of its customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to originate loans generally have fixed expiration dates of 60 to 360 days or other termination clauses and may require payment of a fee. Unfunded commitments related to home equity lines of credit generally expire from 5 to 10 years following the date that the line of credit was established, subject to various conditions, including compliance with payment obligation, adequacy of collateral securing the line and maintenance of a satisfactory credit profile by the borrower. Since some of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
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
At December 31, 2014, the Company had commitments to originate loans as follows:

Fixed-rate mortgage loans	$195,988
Adjustable-rate mortgage loans	205,846
Equity loans and lines of credit including bridge loans	32,664
Total	$434,498

At December 31, 2014, the Company had unfunded commitments outstanding as follows:

Equity lines of credit	$1,146,238
Construction loans	27,795
Private equity investments	12,941
Total	$1,186,974
At December 31, 2014, the unfunded commitment on home equity lines of credit, including commitments for accounts suspended as a result of material default or a decline in equity, is $1,331,517.
At December 31, 2014 and September 30, 2014, the Company had $0 and $4,570, respectively, in commitments to securitize and sell mortgage loans.
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
As permitted under the fair value guidance in U.S. GAAP, the Company elects to measure at fair value mortgage loans classified as held for sale that are subject to pending agency contracts to securitize and sell loans. This election is expected to reduce volatility in earnings related to market fluctuations between the contract trade and settlement dates. At December 31, 2014 and September 30, 2014, respectively, there were $0 and $4,570 loans held for sale, with unpaid principal balances of $0 and $4,491, subject to pending agency contracts for which the fair value option was elected. Included in the net gain on the sale of loans is $(111) and $(97) for the three months ending December 31, 2014 and 2013, respectively, related to changes during the period in the fair value of loans held for sale subject to pending agency contracts.
Presented below is a discussion of the methods and significant assumptions used by the Company to estimate fair value.
Investment Securities Available for Sale—Investment securities available for sale are recorded at fair value on a recurring basis. At December 31, 2014 and September 30, 2014, respectively, this includes $580,467 and $568,868 of investments in U.S. government and agency obligations including U.S. Treasury notes and sequentially structured, highly liquid collateralized mortgage obligations issued by Fannie Mae, Freddie Mac and Ginnie Mae. Both are measured using the market approach. The fair values of treasury notes and collateralized mortgage obligations represent unadjusted price estimates obtained from third party independent nationally recognized pricing services using pricing models or quoted prices of securities with similar characteristics and are included in Level 2 of the hierarchy. At the time of initial measurement and, subsequently, when changes in methodologies occur, management obtains and reviews documentation of pricing methodologies used by third party pricing services to verify that prices are determined in accordance with fair value guidance in U.S. GAAP and to ensure that assets are properly classified in the fair value hierarchy. Additionally, third party pricing is reviewed on a monthly basis for reasonableness based on the market knowledge and experience of company personnel that interact daily with the markets for these types of securities.
Mortgage Loans Held for Sale—The fair value of mortgage loans held for sale is estimated on an aggregate basis using a market approach based on quoted secondary market pricing for loan portfolios with similar characteristics. Loans held for sale are carried at the lower of cost or fair value except, as described above, the Company elects the fair value measurement option for mortgage loans held for sale subject to pending agency contracts to securitize and sell loans. Loans held for sale are included in Level 2 of the hierarchy. At December 31, 2014 and September 30, 2014 there were $0 and $4,570, respectively, of loans held for sale measured at fair value and $1,379 and $392, respectively, of loans held for sale carried at cost.
Impaired Loans—Impaired loans represent certain loans held for investment that are subject to a fair value measurement under U.S. GAAP because they are individually evaluated for impairment and that impairment is measured using a fair value measurement, such as the observable market price of the loan or the fair value of the collateral less estimated costs to dispose. Impairment is measured using the market approach based on the fair value of the collateral less estimated costs to dispose for loans the Company considers to be collateral-dependent due to a delinquency status or other adverse condition severe enough to indicate that the borrower can no longer be relied upon as the continued source of repayment. These conditions are described more fully in Note 4. Loans and Allowance for Loan Losses. To calculate impairment of collateral-dependent loans, the fair market values of the collateral, estimated using exterior appraisals in the majority of instances, are reduced by calculated costs to dispose derived from historical experience and recent market conditions. Any indicated impairment is recognized by a charge to the allowance for loan losses. Subsequent increases in collateral values or principal pay downs on loans with recognized impairment could result in an impaired loan being carried below its fair value. When no impairment loss is indicated, the carrying amount is considered to approximate the fair value of that loan to the Company because contractually that is the maximum recovery the Company can expect. The recorded investment of loans individually evaluated for impairment based on the fair value of the collateral are included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis. The range and weighted average impact of costs to dispose on fair values is determined at the time of impairment or when additional impairment is recognized and is included in quantitative information about significant unobservable inputs later in this note.
Loans held for investment that have been restructured in troubled debt restructurings and are performing according to the restructured terms of the loan agreement are individually evaluated for impairment using the present value of future cash flows based on the loan’s effective interest rate, which is not a fair value measurement. At December 31, 2014 and September 30, 2014, respectively, this included $104,598 and $105,954 in recorded investment of troubled debt restructurings with related allowances for loss of $14,830 and $15,787.
Real Estate Owned—Real estate owned includes real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of the cost basis or fair value less estimated costs to dispose. Fair value is estimated under the market approach using independent third party appraisals. As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions. At December 31, 2014 and September 30, 2014, these adjustments were not significant to reported fair values. At December 31, 2014 and September 30, 2014, respectively, $18,747 and $17,970 of real estate owned is included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis where the cost basis equals or exceeds the estimate of fair values less costs to dispose of these properties. Real estate owned, as reported in the Consolidated Statements of Condition, includes estimated costs to dispose of $1,978 and $1,667 related to properties measured at fair value and $5,215 and $5,465 of properties carried at their original or adjusted cost basis at December 31, 2014 and September 30, 2014, respectively.
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

Assets and liabilities carried at fair value on a recurring basis in the Consolidated Statements of Condition at December 31, 2014 and September 30, 2014 are summarized below. There were no liabilities carried at fair value on a recurring basis at December 31, 2014.

		Recurring Fair Value Measurements at Reporting Date Using
	December 31, 2014	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available for sale:
U.S. government and agency obligations	$2,017	$—	$2,017	$—
REMIC's	567,305	—	567,305	—
Fannie Mae certificates	11,145	—	11,145	—
Derivatives:
Interest rate lock commitments	92	—	—	92
Total	$580,559	$—	$580,467	$92

		Recurring Fair Value Measurements at Reporting Date Using
	September 30, 2014	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available for sale:
U.S. government and agency obligations	$2,023	$—	$2,023	$—
REMIC's	555,607	—	555,607	—
Fannie Mae certificates	11,238	—	11,238	—
Mortgage loans held for sale	4,570	—	4,570	—
Derivatives:
Interest rate lock commitments	59	—	—	59
Total	$573,497	$—	$573,438	$59

Liabilities
Derivatives:
Forward commitments for the sale of mortgage loans	$14	$—	$14	$—
Total	$14	$—	$14	$—
The table below presents a reconciliation of the beginning and ending balances and the location within the Consolidated Statements of Income where gains due to changes in fair value are recognized on interest rate lock commitments which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Three Months Ended December 31,
	2014	2013
Beginning balance	$59	$158
Gain (loss) during the period due to changes in fair value:
Included in other non-interest income	33	(106)
Ending balance	$92	$52
Change in unrealized gains for the period included in earnings for assets held at end of the reporting date	$92	$52

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

		Nonrecurring Fair Value Measurements at Reporting Date Using
	December 31, 2014	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Impaired loans, net of allowance	$123,848	$—	$—	$123,848
Real estate owned(1)	18,747	—	—	18,747
Total	$142,595	$—	$—	$142,595

(1)	Amounts represent fair value measurements of properties before deducting estimated costs to dispose.

		Nonrecurring Fair Value Measurements at Reporting Date Using
	September 30, 2014	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Impaired loans, net of allowance	$127,432	$—	$—	$127,432
Real estate owned(1)	17,970	—	—	17,970
Total	$145,402	$—	$—	$145,402

(1)	Amounts represent fair value measurements of properties before deducting estimated costs to dispose.
The following provides quantitative information about significant unobservable inputs categorized within Level 3 of the Fair Value Hierarchy.

	Fair Value						Weighted
	12/31/2014	Valuation Technique(s)	Unobservable Input	Range			Average
Impaired loans, net of allowance	$123,848	Market comparables of collateral discounted to estimated net proceeds	Discount appraised value to estimated net proceeds based on historical experience:
			• Residential Properties	0	-	24%	7.9%

Interest rate lock commitments	$92	Quoted Secondary Market pricing	Closure rate	0	-	100%	69.0%

	Fair Value						Weighted
	9/30/2014	Valuation Technique(s)	Unobservable Input	Range			Average
Impaired loans, net of allowance	$127,432	Market comparables of collateral discounted to estimated net proceeds	Discount appraised value to estimated net proceeds based on historical experience:
			• Residential Properties	0	-	24%	8.3%

Interest rate lock commitments	$59	Quoted Secondary Market pricing	Closure rate	0	-	100%	76.0%
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

	December 31, 2014
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and due from banks	$28,149	$28,149	$28,149	$—	$—
Interest earning cash equivalents	247,671	247,671	247,671	—	—
Investment securities:
Available for sale	580,467	580,467	—	580,467	—
Mortgage loans held for sale	1,379	1,434	—	1,434	—
Loans, net:
Mortgage loans held for investment	10,766,083	11,138,465	—	—	11,138,465
Other loans	4,636	4,877	—	—	4,877
Federal Home Loan Bank stock	64,086	64,086	N/A	—	—
Private equity investments	433	433	—	—	433
Accrued interest receivable	31,926	31,926	—	31,926	—
Derivatives	92	92	—	—	92
Liabilities:
NOW and passbook accounts	$2,651,815	$2,651,815	$—	$2,651,815	$—
Certificates of deposit	5,887,399	5,807,376	—	5,807,376	—
Borrowed funds	1,504,705	1,510,725	—	1,510,725	—
Borrowers’ advances for taxes and insurance	74,354	74,354	—	74,354	—
Principal, interest and escrow owed on loans serviced	49,577	49,577	—	49,577	—

	September 30, 2014
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and due from banks	$26,886	$26,886	$26,886	$—	$—
Interest earning cash equivalents	154,517	154,517	154,517	—	—
Investment securities:
Available for sale	568,868	568,868	—	568,868	—
Mortgage loans held for sale	4,962	4,974	—	4,974	—
Loans, net:
Mortgage loans held for investment	10,625,966	10,876,564	—	—	10,876,564
Other loans	4,721	4,894	—	—	4,894
Federal Home Loan Bank stock	40,411	40,411	N/A	—	—
Private equity investments	551	551	—	—	551
Accrued interest receivable	31,952	31,952	—	31,952	—
Derivatives	59	59	—	—	59
Liabilities:
NOW and passbook accounts	$2,652,246	$2,652,246	$—	$2,652,246	$—
Certificates of deposit	6,001,632	5,875,499	—	5,875,499	—
Borrowed funds	1,138,639	1,139,647	—	1,139,647	—
Borrowers’ advances for taxes and insurance	76,266	76,266	—	76,266	—
Principal, interest and escrow owed on loans serviced	54,670	54,670	—	54,670	—
Derivatives	14	14	—	14	—

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
Accrued Interest Receivable, Borrowers’ Advances for Insurance and Taxes, and Principal, Interest and Related Escrow Owed on Loans Serviced— The carrying amount is a reasonable estimate of fair value.
Derivatives— Fair value is estimated based on the valuation techniques and inputs described earlier in this footnote.

12.	DERIVATIVE INSTRUMENTS
The Company enters into forward commitments for the sale of mortgage loans principally to protect against the risk of adverse interest rate movements on net income. The Company recognizes the fair value of such contracts when the characteristics of those contracts meet the definition of a derivative. These derivatives are not designated in a hedging relationship; therefore, gains and losses are recognized immediately in the statement of income. In addition, the Company enters into commitments to originate a portion of its loans, which when funded, are classified as held for sale. Such commitments meet the definition of a derivative and are not designated in a hedging relationship; therefore, gains and losses are recognized immediately in the statement of income. The Company had no derivatives designated as hedging instruments under FASB ASC 815, “Derivatives and Hedging,” at December 31, 2014 or September 30, 2014.

The following table provides the locations within the Consolidated Statements of Condition and the fair values for derivatives not designated as hedging instruments.

	Asset Derivatives
	December 31, 2014		September 30, 2014
	Location	Fair Value	Location	Fair Value
Interest rate lock commitments	Other Assets	$92	Other Assets	$59

	Liability Derivatives
	December 31, 2014		September 30, 2014
	Location	Fair Value	Location	Fair Value
Forward commitments for the sale of mortgage loans	Other Liabilities	$—	Other Liabilities	$14
The following table summarizes the locations and amounts of gain or (loss) recognized within the Consolidated Statements of Income on derivative instruments not designated as hedging instruments.

		Amount of Gain or (Loss) Recognized in Income on Derivatives
		Three Months Ended
	Location of Gain or (Loss)	December 31,
	Recognized in Income	2014	2013
Interest rate lock commitments	Other non-interest income	$33	$(106)
Forward commitments for the sale of mortgage loans	Net gain on the sale of loans	14	6
Total		$47	$(100)

13.	RECENT ACCOUNTING PRONOUNCEMENTS
Pending as of December 31, 2014
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
In January 2014, the FASB issued ASU 2014-04, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40), Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure to reduce diversity by clarifying when an in-substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The only impact of these amendments on the Company's consolidated financial statements will be an addition of the disclosure of loans in foreclosure in the Loans and Allowance for Loan Loss footnote.
In January 2014, the FASB issued ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects which will permit entities to make an accounting policy election to account for investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statements as a component of income tax expense or benefit. The amendments in ASU 2014-01 are effective for annual and interim periods within those annual periods beginning after December 15, 2014, with early adoption permitted. The Company is currently evaluating the impact on its consolidated financial statements.
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

•	our ability to enter new markets successfully and take advantage of growth opportunities, and the possible short-term dilutive effect of potential acquisitions or de novo branches, if any;

•	changes in consumer spending, borrowing and savings habits;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board or the Public Company Accounting Oversight Board;

•	future adverse developments concerning Fannie Mae or Freddie Mac;

•	changes in monetary and fiscal policy of the U.S. Government, including policies of the U.S. Treasury and the FRS and changes in the level of government support of housing finance;

•	changes in policy and/or assessment rates of taxing authorities that adversely affect us;

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
Controlling Our Interest Rate Risk Exposure. Although housing and credit quality issues have had and, to a lesser extent, continue to have a negative effect on our operating results and, as described below, are certainly a matter of significant concern for us, historically our greatest risk has been our exposure to changes in interest rates. When we hold long-term, fixed-rate assets, funded by liabilities with shorter re-pricing characteristics, we are exposed to potentially adverse impacts from changing interest rates, and most notably when interest rates are rising. Generally, and particularly over extended periods of time that encompass full economic cycles, interest rates associated with longer-term assets, like fixed-rate mortgages, have been higher than interest rates associated with shorter-term funding sources, like deposits. This difference has been an important component of our net interest income and is fundamental to our operations. We manage the risk of holding long-term, fixed-rate mortgage assets primarily by maintaining high levels of Tier 1/Core capital and by promoting adjustable-rate loans and shorter-term, fixed-rate loans.
High Levels of Tier 1/Core Capital
At December 31, 2014 the Company’s Tier1/Core capital totaled $1.81 billion or 15.03% of adjusted tangible assets and 27.12% of risk-weighted assets, while the Association’s Tier1/Core capital totaled $1.54 billion or 12.79% of adjusted tangible assets and 23.11% of risk-weighted assets. Each of these measures was more than twice the minimum requirements currently in effect for the Association, and applicable to the Company effective January 1, 2015, for designation as “well capitalized” under regulatory prompt corrective action provisions which set minimum levels of 5.00% of adjusted tangible assets and 6.00% of risk-weighted assets.
Promotion of Adjustable-Rate Loans and Shorter-Term, Fixed-Rate Loans
In July 2010 we began marketing an adjustable-rate mortgage loan product that provides us with improved interest rate risk characteristics when compared to a 30-year, fixed-rate mortgage loan. Since its introduction, our “Smart Rate” adjustable rate mortgage has offered borrowers an interest rate lower than that of a 30-year, fixed-rate loan. The interest rate in the Smart Rate mortgage is locked for three or five years then resets annually after that. It contains a feature to re-lock the rate an unlimited number of times at our then current interest rate and fee schedule, for another three or five years (which must be the same as the original lock period) without having to complete a full refinance transaction. Re-lock eligibility is subject to a satisfactory payment performance history by the borrower (never 60 days late, no 30-day delinquencies during the last twelve months, current at the time of re-lock, and no foreclosures or bankruptcies since the Smart Rate application was taken). In addition to a satisfactory payment history, re-lock eligibility requires that the property continues to be the borrower’s primary residence. The loan term cannot be extended in connection with a re-lock nor can new funds be advanced. All interest rate caps and floors remain as originated.
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
The following tables set forth our first mortgage loan production and balances segregated by loan structure at origination.

	For the Three Months Ended December 31, 2014		For the Three Months Ended December 31, 2013
	Amount	Percent	Amount	Percent
First Mortgage Loan Originations:
ARM production	$239,020	46.0%	$192,039	40.8%
Fixed-rate production:
Terms less than or equal to 10 years	154,291	29.7	157,745	33.5
Terms greater than 10 years	126,663	24.3	121,388	25.7
Total fixed-rate production	280,954	54.0	279,133	59.2
Total First Mortgage Loan Originations:	$519,974	100.0%	$471,172	100.0%

	December 31, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
Residential Mortgage Loans Held For Investment, at the indicated dates:
ARM Loans	$3,560,340	38.9%	$3,233,344	38.4%
Fixed-rate Loans:
Terms less than or equal to 10 years	1,589,035	17.4	958,751	11.4
Terms greater than 10 years	3,996,423	43.7	4,218,570	50.2
Total fixed-rate loans	5,585,458	61.1	5,177,321	61.6
Total Residential Mortgage Loans Held For Investment:	$9,145,798	100.0%	$8,410,665	100.0%
The following table sets forth the balances as of December 31, 2014 for all ARM loans segregated by the next scheduled interest rate reset date.

Current Balance of ARM Loans Scheduled for Interest Rate Reset
During the Fiscal Years Ending September 30,	(in thousands)
2015	$105,609
2016	354,543
2017	920,885
2018	1,045,917
2019	786,091
2020	347,295
Total	$3,560,340
At December 31, 2014 and September 30, 2014, mortgage loans held for sale, all of which were long-term, fixed-rate first mortgage loans and all of which were held for sale to Fannie Mae, totaled $1.4 million and $5.0 million, respectively.

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

Beginning in March 2012, the Association began offering redesigned home equity lines of credit subject to certain property and credit performance conditions. Through these redesigned products, we have re-established home equity line of credit lending as a meaningful strategy used to manage our interest rate risk profile. At December 31, 2014, home equity lines of credit totaled $1.52 billion. Our home equity lending is discussed in the Allowance for Loan Losses section of the Critical Accounting Policies that follows this Overview.
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
Notwithstanding our efforts to manage interest rate risk, should a rapid and substantial increase occur in general market interest rates, it is probable that, prospectively and particularly over a multi-year time horizon, the level of our net interest income would be adversely impacted.
Monitoring and Limiting Our Credit Risk. While, historically, we had been successful in limiting our credit risk exposure by generally imposing high credit standards with respect to lending, the confluence of unfavorable regional and macro-economic events that culminated in the 2008 housing market collapse and financial crisis, coupled with our pre-2010 expanded participation in the second lien mortgage lending markets, significantly refocused our attention with respect to credit risk. In response to the evolving economic landscape, we continuously revise and update our quarterly analysis and evaluation procedures, as needed, for each category of our lending with the objective of identifying and recognizing all appropriate credit impairments. At December 31, 2014, 89% of our assets consisted of residential real estate loans (both “held for sale” and “held for investment”) and home equity loans and lines of credit, which were originated predominantly to borrowers in the states of Ohio and Florida. Our analytic procedures and evaluations include specific reviews of all home equity loans and lines of credit that become 90 or more days past due, as well as specific reviews of all first mortgage loans that become 180 or more days past due. We transfer performing home equity lines of credit subordinate to first mortgages delinquent greater than 90 days to non-accrual status. We also charge-off performing loans to collateral value and classify those loans as non-accrual within 60 days of notification of all borrowers filing Chapter 7 bankruptcy, that have not reaffirmed or been dismissed, regardless of how long the loans have been performing. Loans where at least one borrower has been discharged of their obligation in Chapter 7 bankruptcy, are classified as troubled debt restructurings. At December 31, 2014, $52.0 million of loans in Chapter 7 bankruptcy status were included in total troubled debt restructurings. At December 31, 2014, the recorded investment in non-accrual status loans included $47.1 million of performing loans in Chapter 7 bankruptcy status, of which $44.6 million are also reported as TDRs.
In response to the unfavorable regional and macro-economic environment that arose beginning in 2008, and in an effort to limit our credit risk exposure and improve the credit performance of new customers, we have tightened our credit eligibility criteria in evaluating a borrower’s ability to successfully fulfill his or her repayment obligation and we have revised the design of many of our loan products to require higher borrower down-payments, limited the products available for condominiums, eliminated certain product features (such as interest-only adjustable-rate loans and loans above certain loan-to-value ratios), and we previously suspended home equity lending products with the exception of bridge loans between June 2010 and March 2012. The delinquency level related to loan originations prior to 2009, compared to originations in 2009 and after, reflect the higher credit standards to which we have subjected all new originations. As of December 31, 2014, loans originated prior to 2009 had a balance of $2.97 billion, of which $80.5 million, or 2.7%, were delinquent, while loans originated in 2009 and after had a balance of $7.89 billion, of which $9.5 million, or 0.1%, were delinquent.
One aspect of our credit risk concern relates to high concentrations of our loans that are secured by residential real estate in individual states, such as Ohio and Florida, particularly in light of the difficulties that arose in connection with the 2008 housing crisis with respect to the real estate markets in those two states. At December 31, 2014, approximately 66.6% and 17.4% of the combined total of our residential Core and construction loans held for investment were secured by properties in Ohio and Florida, respectively. Our 30 or more days delinquency ratios on those loans in Ohio and Florida at December 31, 2014 were 0.6% and 0.8%, respectively. Our 30 or more days delinquency ratio for the Core portfolio as a whole was 0.5% at December 31, 2014. Also, at December 31, 2014, approximately 39.8% and 27.8% of our home equity loans and lines of credit were secured by properties in Ohio and Florida, respectively. Our 30 days or more delinquency ratios on those loans in Ohio and Florida at December 31, 2014 were 1.2% and 0.8%, respectively. Our 30 or more days delinquency ratio for the home equity loans and lines of credit portfolio as a whole at December 31, 2014 was 1.0%. While we focus our attention on, and are concerned with respect to the resolution of all loan delinquencies, our highest concern relates to loans that are secured by properties in Florida. The “Allowance for Loan Losses” portion of the Critical Accounting Policies section that immediately follows this Overview, provides extensive details regarding our loan portfolio composition, delinquency statistics, our methodology in evaluating our loan loss provisions and the adequacy of our allowance for loan losses. In an effort to moderate the concentration of our credit risk exposure in individual states, particularly Ohio and Florida, we have utilized direct mail marketing, our internet site and our customer service call center to extend our lending activities to other attractive geographic locations. Currently, in addition to Ohio and Florida, we are actively lending in 19 other states and the District of Columbia, and as a result of that activity, the concentration ratios of the combined total of our residential, Core and construction loans held for investment for Ohio and Florida, as disclosed earlier in this paragraph, have trended downward from their September 30, 2010 levels when the concentrations were 79.1% in Ohio and 19.0% in Florida. Of the total mortgage and equity loan originations for the three months ended December 31, 2014, 39.3% are secured by properties in states other than Ohio or Florida. Notwithstanding the modest reductions in geographic concentrations and in spite of recent improving credit metrics and reduced regional unemployment levels, Florida housing values remain depressed, and the breadth and sustainability of the economic recovery has slowed.
Our residential Home Today loans are another area of credit risk concern. Although the principal balance in these     loans totaled $149.7 at December 31, 2014, and constituted only 1.5% of our total “held for investment” loan portfolio balance, these loans comprised 25.0% and 27.1% of our 90 days or greater delinquencies and our total delinquencies, respectively, at that date. At December 31, 2014, approximately 95.4% and 4.4% of our residential, Home Today loans were secured by properties in Ohio and Florida, respectively. At December 31, 2014, the percentages of those loans delinquent 30 days or more in Ohio and Florida were 16.3% and 22.7%, respectively. The disparity between the portfolio composition ratio and delinquency composition ratio reflects the nature of the Home Today loans. We do not offer, and have not offered, loan products frequently considered to be designed to target sub-prime borrowers containing features such as higher fees or higher rates, negative amortization, or low initial payment features with adjustable interest rates. Our Home Today loans, the majority of which were entered into with borrowers that had credit profiles that would not have otherwise qualified for our loan products due to deficient credit scores, generally contained the same features as loans offered to our Core borrowers. The overriding objective of our Home Today lending, just as it is with our Core lending, was to create successful homeowners. We have attempted to manage our Home Today credit risk by requiring that borrowers attend pre- and post-borrowing financial management education and counseling and that the borrowers be referred to us by a sponsoring organization with which we have partnered. Further, to manage the credit aspect of these loans, inasmuch as the majority of these buyers do not have sufficient funds for required down payments, many loans include private mortgage insurance. At December 31, 2014, 39.7% of Home Today loans included private mortgage insurance coverage. From a peak recorded investment of $306.6 million at December 31, 2007, the total recorded investment of the Home Today portfolio has declined to $147.5 million at December 31, 2014. This trend generally reflects the evolving conditions in the mortgage real estate market and the tightening of standards imposed by issuers of private mortgage insurance. As part of our effort to manage credit risk, effective March 27, 2009, the Home Today underwriting guidelines were revised to be substantially the same as our traditional mortgage product. At December 31, 2014, the recorded investment in Home Today loans originated subsequent to March 27, 2009 was $2.4 million. Unless private mortgage insurance requirements loosen among other things, we expect the Home Today portfolio to continue to decline in balance due to contractual amortization.
Maintaining Access to Adequate Liquidity and Diverse Funding Sources. For most insured depositories, customer and community confidence are critical to their ability to maintain access to adequate liquidity and to conduct business in an orderly fashion. The Company believes that maintaining high levels of capital is one of the most important factors in nurturing customer and community confidence. Accordingly, we have managed the pace of our growth in a manner that reflects our emphasis on high capital levels. At December 31, 2014, the Association’s ratio of core capital to adjusted tangible assets (a basic industry measure that deems 5.00% or above to represent a “well capitalized” status) was 12.79%. The Association's current core capital ratio is lower than its ratio at September 30, 2014 (13.47%), due to a $66 million cash dividend payment that the Association made to the Company, its sole shareholder, in December 2014. The amount of the dividend was determined using regulatory guidelines that allow dividends in an amount that does not exceed the Association's current calendar year-to-date net income, plus the preceding two year's retained net income, less prior dividend payments made during that timeframe. Because of its intercompany nature, this dividend payment did not impact the Company's consolidated capital ratios. We expect to continue to remain a well capitalized institution.
In managing its level of liquidity, the Company monitors available funding sources, which include attracting new deposits (including brokered CDs), borrowings from others, the conversion of assets to cash and the generation of funds through profitable operations. The Company has traditionally relied on retail deposits as its primary means in meeting its funding needs. At December 31, 2014, deposits totaled $8.54 billion (including $389.2 million of brokered CDs), while borrowings totaled $1.50 billion and borrowers’ advances and servicing escrows totaled $123.9 million, combined. In evaluating funding sources, we consider many factors, including cost, duration, current availability, expected sustainability, impact on operations and capital levels.
To attract deposits, we offer our customers attractive rates of return on our deposit products. Our deposit products typically offer rates that are highly competitive with the rates on similar products offered by other financial institutions. We intend to continue this practice, subject to market conditions.

We preserve the availability of alternative funding sources through various mechanisms. First, by maintaining high capital levels, we retain the flexibility to increase our balance sheet size without jeopardizing our capital adequacy. Effectively, this permits us to increase the rates that we offer on our deposit products thereby attracting more potential customers. Second, we pledge available real estate mortgage loans and investment securities with the FHLB of Cincinnati and the FRB-Cleveland. At December 31, 2014, these collateral pledge support arrangements provide the ability to immediately borrow an additional $850.0 million from the FHLB of Cincinnati and $138.8 million from the FRB-Cleveland Discount Window. From the perspective of collateral value securing FHLB of Cincinnati advances, our capacity limit for additional borrowings beyond the immediately available limits at December 31, 2014 was $3.61 billion, subject to satisfaction of the FHLB of Cincinnati common stock ownership requirement. To satisfy the common stock ownership requirement we would need to increase our ownership of FHLB of Cincinnati common stock by an additional $72.3 million. Third, we invest in high quality marketable securities that exhibit limited market price variability, and to the extent that they are not needed as collateral for borrowings, can be sold in the institutional market and converted to cash. At December 31, 2014, our investment securities portfolio totaled $580.5 million. Finally, cash flows from operating activities have been a regular source of funds. During the three months ended December 31, 2014 and 2013, cash flows from operations totaled $71.6 million and $80.6 million, respectively.
Historically, a portion of the residential first mortgage loans that we originated were considered to be highly liquid as they were eligible for delivery/sale to Fannie Mae. However, due to delivery requirement changes imposed by Fannie Mae during and subsequent to the 2008 financial crisis, effective July 1, 2010, that was no longer an available source of liquidity. In response to Fannie Mae's delivery requirement changes; during fiscal 2013 we took the following measures: (1) we completed $276.9 million of non-agency eligible, whole loan sales, all on a servicing retained basis; and (2) we implemented certain loan origination changes required by Fannie Mae which resulted in our November 15, 2013 reinstatement as an approved seller to Fannie Mae. The non-agency sales which included both fixed-rate and Smart Rate loans, demonstrated that, with adequate lead time, the majority of our residential, first mortgage loan portfolio could be available for liquidity management purposes. Also, implementation of the loan origination changes required by Fannie Mae, to which a portion of our loan production will be subjected, elevates the level of liquidity available for those loans. At December 31, 2014, $1.4 million of agency eligible, long-term, fixed-rate HARP II first mortgage loans were classified as “held for sale”. During the three months ended December 31, 2014, $3.8 million of agency-compliant HARP II loans and $20.2 million of long-term, fixed-rate, agency-compliant, non-HARP II first mortgage loans were sold to Fannie Mae.
Overall, while customer and community confidence can never be assured, the Company believes that our liquidity is adequate and that we have adequate access to alternative funding sources.
Monitoring and Controlling Operating Expenses. We continue to focus on managing operating expenses. Our ratio of non-interest expense to average assets was 1.43% for the three months ended December 31, 2014 and 1.52% for the three months ended December 31, 2013. As of December 31, 2014, our average assets per full-time employee and our average deposits per full-time employee were $11.9 million and $8.4 million, respectively. We believe that each of these measures compares favorably with the averages for our peer group. Our average deposits held at our branch offices ($224.7 million per branch office as of December 31, 2014) contributes to our expense management efforts by limiting the overhead costs of serving our deposit customers. We will continue our efforts to control operating expenses as we grow our business.

Critical Accounting Policies

Loan Portfolio Composition. The following table sets forth the composition of the portfolio of loans held for investment, by type of loan segregated by geographic location at the indicated dates, excluding loans held for sale. The majority of our construction loan portfolio is secured by properties located in Ohio and the balances of other consumer loans are considered immaterial. Therefore, neither is segregated by geographic location.

	December 31, 2014		September 30, 2014		December 31, 2013
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential Core
Ohio	$5,975,418		$5,986,801		$5,957,490
Florida	1,576,535		1,570,087		1,475,469
Other	1,444,149		1,271,951		806,296
Total Residential Core	8,996,102	82.7%	8,828,839	82.2%	8,239,255	80.1%
Residential Home Today
Ohio	142,753		146,974		163,464
Florida	6,636		6,909		7,627
Other	307		313		319
Total Residential Home Today	149,696	1.5	154,196	1.5	171,410	1.7
Home equity loans and lines of credit
Ohio	667,802		675,911		702,229
Florida	465,426		475,375		524,195
California	212,393		213,309		222,146
Other	331,679		332,334		358,432
Total Home equity loans and lines of credit	1,677,300	15.4	1,696,929	15.8	1,807,002	17.5
Total Construction	48,899	0.4	57,104	0.5	75,314	0.7
Other consumer loans	4,636	—	4,721	—	3,980	—
Total loans receivable	10,876,633	100.0%	10,741,789	100.0%	10,296,961	100.0%
Deferred loan expenses (fees), net	1,643		(1,155)		(11,454)
Loans in process	(27,795)		(28,585)		(42,325)
Allowance for loan losses	(79,762)		(81,362)		(85,282)
Total loans receivable, net	$10,770,719		$10,630,687		$10,157,900
On December 31, 2014, the unpaid principal balance of our home equity loans and lines of credit portfolio consisted of $161.4 million in home equity loans (which included $137.6 million of home equity lines of credit which are in the amortization period and no longer eligible to be drawn upon and $1.2 million in bridge loans) and $1.52 billion in home equity lines of credit. The following table sets forth credit exposure, principal balance, percent delinquent 90 days or more, the mean CLTV percent at the time of origination and the current mean CLTV percent of our home equity loans, home equity lines of credit and bridge loan portfolio as of December 31, 2014. Home equity lines of credit in the draw period are reported according to geographic distribution.

	Credit Exposure	Principal Balance	Percent Delinquent 90 days or More	Mean CLTV Percent at Origination (2)	Current Mean CLTV Percent (3)
	(Dollars in thousands)
Home equity lines of credit in draw period (by state)
Ohio	$1,218,013	$569,182	0.15%	60%	59%
Florida	628,120	444,885	0.39%	62%	73%
California	303,957	203,285	0.20%	67%	64%
Other (1)	512,006	298,506	0.31%	63%	65%
Total home equity lines of credit in draw period	2,662,096	1,515,858	0.26%	61%	63%
Home equity lines in repayment, home equity loans and bridge loans	161,442	161,442	2.35%	67%	50%
Total	$2,823,538	$1,677,300	0.46%	62%	62%

_________________

(1)	No individual other state has a committed or drawn balance greater than 10% of total equities nor 5% of total loans.

(2)	Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.

(3)
Current Mean CLTV is based on best available first mortgage and property values as of December 31, 2014. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.

At December 31, 2014, 43.1% of our home equity lending portfolio was either in first lien position (25.6%), in a subordinate (second) lien position behind a first lien that we held (8.5%) or behind a first lien that was held by a loan that we serviced for others (9.0%). In addition, at December 31, 2014, 18.8% of our home equity line of credit portfolio in the draw period was making only the required minimum payment on their outstanding line balance.
The following table sets forth credit exposure, principal balance, percent delinquent 90 days or more, the mean CLTV percent at the time of origination and the current mean CLTV percent of our home equity loans, home equity lines of credit and bridge loan portfolio as of December 31, 2014. Home equity lines of credit in the draw period are stratified by the calendar year originated:

	Credit Exposure	Principal Balance	Percent Delinquent 90 days or More	Mean CLTV Percent at Origination (1)	Current Mean CLTV Percent (2)
	(Dollars in thousands)
Home equity lines of credit in draw period
2004 and prior	$513,746	$270,576	0.32%	55%	56%
2005	90,621	54,018	0.34%	67%	68%
2006	229,920	147,729	0.60%	65%	73%
2007	355,450	245,990	0.26%	67%	75%
2008	753,864	479,846	0.25%	63%	65%
2009	303,522	151,035	0.11%	55%	58%
2010	26,353	12,047	—%	57%	53%
2011	232	171	—%	39%	51%
2012	27,291	12,019	—%	50%	46%
2013	80,867	37,207	—%	60%	53%
2014	280,230	105,220	—%	61%	59%
Total home equity lines of credit in draw period	2,662,096	1,515,858	0.26%	61%	63%
Home equity lines in repayment, home equity loans and bridge loans	161,442	161,442	2.35%	67%	50%
Total	$2,823,538	$1,677,300	0.46%	62%	62%
_________________

(1)	Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.

(2)
Current Mean CLTV is based on best available first mortgage and property values as of December 31, 2014. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.

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

The following table sets forth by fiscal year that the draw period expires, the principal balance of home equity lines of credit in the draw period as of December 31, 2014, segregated by the current combined LTV range.

	Current CLTV Category
Home equity lines of credit in draw period (by End of Draw Fiscal Year):	< 80%	80 - 89.9%	90 - 100%	>100%	Unknown (2)	Total
	(Dollars in thousands)
2015	$37,948	$5,962	$5,382	$4,405	$849	$54,546
2016	81,073	20,907	17,633	35,380	854	155,847
2017	129,984	34,581	30,132	59,032	3,852	257,581
2018 (1)	385,864	84,403	53,952	58,626	8,050	590,895
2019 (1)	334,103	43,885	9,426	4,933	6,138	398,485
2020 (1)	54,275	3,072	405	316	173	58,241
Post 2020	144	43	26	—	50	263
Total	$1,023,391	$192,853	$116,956	$162,692	$19,966	$1,515,858
______________________

(1)
Home equity lines of credit whose draw period ends in fiscal years 2018, 2019, and 2020 include $19,523, $91,272, and $26,236 respectively, of lines where the customer has an amortizing payment during the draw period.

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

The following table sets forth the breakdown of current mean CLTV percentages for our home equity lines of credit in the draw period as of December 31, 2014.

	Credit Exposure	Principal Balance	Percent of Total	Percent Delinquent 90 days or More	Mean CLTV Percent at Origination (2)	Current Mean CLTV Percent (3)
	(Dollars in thousands)
Home equity lines of credit in draw period (by current mean CLTV)
< 80%	$2,023,896	$1,023,391	67.5%	0.20%	56%	54%
80 - 89.9%	281,003	192,853	12.7%	0.31%	78%	84%
90 - 100%	144,911	116,956	7.7%	0.48%	80%	94%
> 100%	177,395	162,692	10.8%	0.42%	80%	120%
Unknown (1)	34,891	19,966	1.3%	0.12%	55%	(1)
	$2,662,096	$1,515,858	100.0%	0.26%	61%	63%
_________________

(1)	Market data necessary for stratification is not readily available.

(2)	Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.

(3)
Current Mean CLTV is based on best available first mortgage and property values as of December 31, 2014. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.

Delinquent Loans. The following tables set forth the number and recorded investment in loan delinquencies by type, segregated by geographic location and severity of delinquency at the dates indicated. The majority of our construction loan portfolio is secured by properties located in Ohio and there were no delinquencies in the other consumer loan portfolio; therefore, neither is segregated by geography.

	Loans Delinquent for				Total
	30-89 Days		90 Days or More
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
December 31, 2014
Real estate loans:
Residential Core
Ohio	129	$13,715	247	$20,032	376	$33,747
Florida	10	1,777	114	11,814	124	13,591
Other	2	355	8	1,542	10	1,897
Total Residential Core	141	15,847	369	33,388	510	49,235
Residential Home Today
Ohio	173	9,986	311	12,937	484	22,923
Florida	9	734	17	753	26	1,487
Total Residential Home Today	182	10,720	328	13,690	510	24,410
Home equity loans and lines of credit
Ohio	147	4,313	215	3,522	362	7,835
Florida	40	1,773	168	2,096	208	3,869
California	8	679	16	495	24	1,174
Other	35	1,841	58	1,594	93	3,435
Total Home equity loans and lines of credit	230	8,606	457	7,707	687	16,313
Construction	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—
Total	553	$35,173	1,154	$54,785	1,707	$89,958

	Loans Delinquent for				Total
	30-89 Days		90 Days or More
	Number	Amount	Number	Amount	Number	Amount
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
	(Dollars in thousands)
December 31, 2013
Real estate loans:
Residential Core
Ohio	140	$14,847	317	$27,617	457	$42,464
Florida	19	3,552	187	19,991	206	23,543
Kentucky	3	286	3	562	6	848
Total Residential Core	162	18,685	507	48,170	669	66,855
Residential Home Today
Ohio	244	14,642	371	16,803	615	31,445
Florida	6	484	17	676	23	1,160
Total Residential Home Today	250	15,126	388	17,479	638	32,605
Home equity loans and lines of credit
Ohio	147	4,214	220	5,036	367	9,250
Florida	48	3,065	180	3,966	228	7,031
California	8	725	26	1,268	34	1,993
Other	35	2,437	55	2,220	90	4,657
Total Home equity loans and lines of credit	238	10,441	481	12,490	719	22,931
Construction	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—
Total	650	$44,252	1,376	$78,139	2,026	$122,391
Loans delinquent 90 days or more decreased 0.1% to 0.5% of total net loans at December 31, 2014 from 0.6% at September 30, 2014, and decreased 0.3% from 0.8% at December 31, 2013. Loans delinquent 30 to 89 days remained constant at 0.3% of total net loans at December 31, 2014 from September 30, 2014 and decreased 0.1% from 0.4% at December 31, 2013. During the last several years, the inability of borrowers to repay their loans has been primarily a result of high unemployment and uncertain economic prospects in our primary lending markets. Although regional employment levels have improved, we believe the breadth and sustainability of the economic recovery has slowed and, accordingly, some borrowers who were current on their loans at December 31, 2014 may experience payment problems in the future. The excess number of housing units available for sale in certain segments of the market today also may limit a borrower’s ability to sell a home he or she can no longer afford. In many Florida areas, although housing values have recovered to a certain extent over the past year, values remain depressed from the state’s market peak which may limit a borrower’s ability to sell a home at a price that equals or exceeds the balance of the outstanding mortgage indebtedness.
Non-Performing Assets and Troubled Debt Restructurings. The following table sets forth the recorded investments and categories of our non-performing assets and troubled debt restructurings at the dates indicated.

	December 31, 2014	September 30, 2014	December 31, 2013
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
Residential Core	$73,585	$79,388	$85,309
Residential Home Today	28,249	29,960	33,062
Home equity loans and lines of credit	25,005	26,189	29,539
Construction	—	—	—
Other consumer loans	—	—	—
Total non-accrual loans (1)(2)	126,839	135,537	147,910
Real estate owned	21,984	21,768	21,853
Other non-performing assets	—	—	—
Total non-performing assets	$148,823	$157,305	$169,763
Ratios:
Total non-accrual loans to total loans	1.17%	1.27%	1.44%
Total non-accrual loans to total assets	1.05%	1.15%	1.30%
Total non-performing assets to total assets	1.23%	1.33%	1.49%
Troubled debt restructurings: (not included in non-accrual loans above)
Real estate loans:
Residential Core	$60,806	$59,630	$60,007
Residential Home Today	38,292	39,148	44,156
Home equity loans and lines of credit	8,960	8,117	6,754
Construction	—	—	215
Other consumer loans	—	—	—
Total	$108,058	$106,895	$111,132
_________________

(1)
Totals at December 31, 2014, September 30, 2014 and December 31, 2013, include $57.4 million, $58.7 million and $56.0 million, respectively, in troubled debt restructurings, which are less than 90 days past due but included with nonaccrual loans for a minimum period of six months from the restructuring date due to their non-accrual status prior to restructuring, because they have been partially charged off, or because all borrowers have been discharged of their obligation through a Chapter 7 bankruptcy.

(2)	Includes $19.1 million, $20.9 million and $27.9 million in troubled debt restructurings that are 90 days or more past due at December 31, 2014, September 30, 2014 and December 31, 2013, respectively.
The gross interest income that would have been recorded during the three months ended December 31, 2014 on non-accrual loans if they had been accruing during the entire period and troubled debt restructurings if they had been current and performing in accordance with their original terms during the entire period was $3.3 million. The interest income recognized on those loans included in net income for the three months ended December 31, 2014 was $1.6 million.
At December 31, 2014, September 30, 2014 and December 31, 2013, the recorded investment of impaired loans includes accruing troubled debt restructurings and loans that are returned to accrual status when contractual payments are less than 90 days past due. These loans continue to be individually evaluated for impairment until at a minimum, contractual payments are less than 30 days past due. Also, the recorded investment of non-accrual loans includes loans that are not included in the recorded investment of impaired loans because they are included in loans collectively evaluated for impairment.
The table below sets forth the recorded investments and categories between non-accrual loans and impaired loans at the dates indicated.

	December 31, 2014	September 30, 2014	December 31, 2013
	(Dollars in thousands)
Non-Accrual Loans	$126,839	$135,537	$147,910
Accruing TDRs	108,057	106,895	111,132
Performing Impaired	6,145	5,389	8,665
Collectively Evaluated	(12,411)	(14,435)	(14,648)
Total Impaired loans	$228,630	$233,386	$253,059
In response to the economic challenges facing many borrowers, the Association continues to restructure loans, resulting in $184.6 million of total troubled debt restructurings (accrual and non-accrual) recorded at December 31, 2014. There was a $1.8 million decrease in the recorded investment of troubled debt restructured loans from September 30, 2014 and a $10.3 million decrease in the aggregate balance from December 31, 2013.
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

The following table sets forth the recorded investment in accrual and non-accrual troubled debt restructured loans, by the types of concessions granted, as of December 31, 2014.

	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Restructurings	Bankruptcy	Total
	(In thousands)
Accrual
Residential Core	$14,255	$933	$8,130	$17,684	$11,579	$8,225	$60,806
Residential Home Today	6,877	—	4,319	12,305	13,679	1,112	38,292
Home equity loans and lines of credit	105	2,307	530	1,311	358	4,349	8,960
Construction	—	—	—	—	—	—	—
Total	$21,237	$3,240	$12,979	$31,300	$25,616	$13,686	$108,058
Non-Accrual, Performing
Residential Core	$1,453	$164	$519	$3,442	$9,378	$20,207	$35,163
Residential Home Today	1,499	14	1,097	1,021	4,769	3,492	11,892
Home equity loans and lines of credit	—	52	130	360	378	9,447	10,367
Construction	—	—	—	—	—	—	—
Total	$2,952	$230	$1,746	$4,823	$14,525	$33,146	$57,422
Non-Accrual, Non-Performing
Residential Core	$810	$156	$1,439	$1,235	$2,339	$4,117	$10,096
Residential Home Today	1,738	48	2,428	874	2,796	514	8,398
Home equity loans and lines of credit	—	107	—	—	—	542	649
Construction	—	—	—	—	—	—	—
Total	$2,548	$311	$3,867	$2,109	$5,135	$5,173	$19,143
Troubled Debt Restructurings
Residential Core	$16,518	$1,253	$10,088	$22,361	$23,296	$32,549	$106,065
Residential Home Today	10,114	62	7,844	14,200	21,244	5,118	58,582
Home equity loans and lines of credit	105	2,466	660	1,671	736	14,338	19,976
Construction	—	—	—	—	—	—	—
Total	$26,737	$3,781	$18,592	$38,232	$45,276	$52,005	$184,623
Troubled debt restructurings in accrual status are loans accruing interest and performing according to the terms of the restructuring. To be performing, a loan must be less than 90 days past due as of the report date. Non-accrual, performing status indicates that a loan was not accruing interest at the time of restructuring, continues to not accrue interest and is performing according to the terms of the restructuring, but has not been current for at least six consecutive months since its restructuring, has a partial charge-off, or is being classified as non-accrual per the OCC guidance on loans in Chapter 7 bankruptcy status, where all borrowers have filed and have not reaffirmed or been dismissed. Non-accrual, non-performing status includes loans that are not accruing interest because they are greater than 90 days past due and therefore not performing according to the terms of the restructuring.
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

•
changes in the volume or severity of past due loans, volume of nonaccrual loans, or the volume and severity of adversely classified loans including the trending of delinquency statistics (both current and historical), historical loan loss experience and trends, the frequency and magnitude of multiple restructurings of loans previously the subject of troubled debt restructurings, and uncertainty surrounding borrowers’ ability to recover from temporary hardships for which short-term loan restructurings are granted;

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
When loan restructurings qualify as troubled debt restructurings and the loans are performing according to the terms of the restructuring, we record an IVA based on the present value of expected future cash flows, which includes a factor for subsequent potential defaults, discounted at the effective interest rate of the original loan contract. Potential defaults are distinguished from multiple restructurings as borrowers who default are generally not eligible for subsequent restructurings. At December 31, 2014, the balance of such individual valuation allowances was $14.8 million. In instances when loans require more than one restructuring, additional valuation allowances may be required. The new valuation allowance on a loan that has been restructured more than once, is calculated based on the present value of the expected cash flows, discounted at the effective interest rate of the original loan contract, considering the new terms of the restructured agreement. Due to the immaterial amount of this exposure to date, we continue to capture this exposure as a component of our qualitative GVA evaluation. The significance of this exposure will be monitored and if warranted, we will enhance our loan loss methodology to include a new default factor (developed to reflect the estimated impact to the balance of the allowance for loan losses that will occur as a result of subsequent future restructurings) that will be assessed against all loans reviewed collectively. If new default factors are implemented, the qualitative GVA methodology will be adjusted to preclude duplicative loss consideration.
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
Home equity loans and equity lines of credit generally have higher credit risk than traditional residential mortgage loans. These loans and credit lines are usually in a second lien position and when combined with the first mortgage, result in generally higher overall loan-to-value ratios. In a stressed housing market with high delinquencies and eroded housing prices, as arose beginning in 2008, these higher loan-to-value ratios represent a greater risk of loss to the Company. A borrower with more equity in the property has more of a vested interest in keeping the loan current compared to a borrower with little or no equity in the property. In light of the past weakness in the housing market, the historical level of delinquencies and the current uncertainty with respect to future employment levels and economic prospects, we currently conduct an expanded loan level evaluation of our home equity loans and lines of credit, including bridge loans, which are delinquent 90 days or more. This expanded evaluation is in addition to our traditional evaluation procedures. Our home equity loans and lines of credit portfolio continues to comprise a significant portion of our net charge-offs, although the level of home equity loans and lines of credit charge-offs has receded over the last year from levels previously experienced. At December 31, 2014, we had a recorded investment of $1.69 billion in home equity loans and equity lines of credit outstanding, 0.5% of which were 90 days or more past due.
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

	December 31, 2014
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential Core	$28,717	36.0%	82.7%
Residential Home Today	16,434	20.6	1.5
Home equity loans and lines of credit	34,595	43.4	15.4
Construction	16	—	0.4
Other consumer loans	—	—	—
Total allowance	$79,762	100.0%	100.0%

	September 30, 2014			December 31, 2013
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)			(Dollars in thousands)
Real estate loans:
Residential Core	$31,080	38.2%	82.2%	$33,462	39.3%	80.1%
Residential Home Today	16,424	20.2	1.5	20,479	24.0	1.7
Home equity loans and lines of credit	33,831	41.6	15.8	31,227	36.6	17.5
Construction	27	—	0.5	114	0.1	0.7
Other consumer loans	—	—	—	—	—	—
Total allowance	$81,362	100.0%	100.0%	$85,282	100.0%	100.0%

The following table sets forth activity in our allowance for loan losses segregated by geographic location for the periods indicated. The majority of our construction loan portfolio is secured by properties located in Ohio and the balances of other consumer loans are considered immaterial, therefore neither is segregated by geography.

	As of and For the Three Months Ended December 31,
	2014	2013
	(Dollars in thousands)
Allowance balance (beginning of the period)	$81,362	$92,537
Charge-offs:
Real estate loans:
Residential Core
Ohio	960	3,577
Florida	282	3,874
Other	26	25
Total Residential Core	1,268	7,476
Residential Home Today
Ohio	930	2,917
Florida	152	16
Total Residential Home Today	1,082	2,933
Home equity loans and lines of credit
Ohio	1,674	1,714
Florida	1,383	2,106
California	66	410
Other	506	447
Total Home equity loans and lines of credit	3,629	4,677
Construction	—	41
Other consumer loans	—	—
Total charge-offs	5,979	15,127
Recoveries:
Real estate loans:
Residential Core	629	430
Residential Home Today	168	107
Home equity loans and lines of credit	1,413	1,329
Construction	169	6
Other consumer loans	—	—
Total recoveries	2,379	1,872
Net charge-offs	(3,600)	(13,255)
Provision for loan losses	2,000	6,000
Allowance balance (end of the period)	$79,762	$85,282
Ratios:
Net charge-offs (annualized) to average loans outstanding	0.14%	0.52%
Allowance for loan losses to non-accrual loans at end of the year	62.88%	57.66%
Allowance for loan losses to the total recorded investment in loans at end of the period	0.74%	0.83%
The net charge-offs of $3.6 million during the three months ended December 31, 2014 decreased from $13.3 million during the three months ended December 31, 2013, as credit quality continued to improve during the recent quarter. Also, during the quarter ended December 31, 2013, a new practice of charging off the remaining balance of loans that remained delinquent for at least 1,500 days as a result of stalled foreclosure processes was implemented. Of the residential charge-offs during the three months ended December 31, 2013, $5.3 million were attributable to full charge-offs of loans 1,500 days past due. The remaining net charge-offs for the three months ended December 31, 2013 were $7.9 million, resulting in a net decrease of $4.3 million for the three months ended December 31, 2014 from the three months ended December 31, 2013.

We continue to evaluate loans becoming delinquent for potential losses and record provisions for our estimate of those losses. We expect a moderate level of charge-offs to continue as the delinquent loans are resolved in the future and uncollected balances are charged against the allowance.
During the three months ended December 31, 2014, the total allowance for loan losses decreased $1.6 million, to $79.8 million from $81.4 million at September 30, 2014, as we recorded a $2.0 million provision for loan losses, which was less than the actual net charge-offs of $3.6 million for the quarter. There was a $0.8 million decrease in the balance of the allowance for loan losses related to loans evaluated collectively during the quarter ended December 31, 2014, and a decrease of $0.8 million in the allowance for loan losses related to loans evaluated individually. Refer to the "activity in the allowance for loan losses" and "analysis of the allowance for loan losses" tables in Note 4 of the Notes to the Unaudited Interim Consolidated Financial Statements for more information. Other than the less significant construction and other consumer loans segments, changes during the three months ended December 31, 2014 in the balances of the GVAs, excluding changes in IVAs, related to the significant loan segments are described as follows:

•
Residential Core – The total balance of this segment of the loan portfolio increased 1.9% or $169.1 million during the quarter, while the total allowance for loan losses for this segment decreased 7.6% or $2.4 million. The portion of this loan segment’s allowance for loan losses that was determined by evaluating groups of loans collectively (i.e. those loans that were not individually evaluated), decreased 8.5%, or $1.9 million, to $20.3 million at December 31, 2014 from $22.2 million at September 30, 2014. The ratio of this portion of the allowance for loan losses to the total balance of loans in this loan segment that were evaluated collectively, decreased to 0.23% at December 31, 2014 from 0.26% at September 30, 2014. Total delinquencies decreased 2.3% to $49.2 million at December 31, 2014 from $50.4 million at September 30, 2014. While loans 90 or more days delinquent decreased 10.8% to $33.4 million at December 31, 2014 from $37.5 million at September 30, 2014, loans 30 to 89 days delinquent increased by 22.2%, or $2.9 million. Net charge-offs for the quarter ended December 31, 2014 were less at $0.6 million as compared to $7.0 million during the quarter ended December 31, 2013. Of the residential Core charge-offs during the quarter ended December 31, 2013, $4.4 million were attributable to full charge-offs of loans 1,500 days past due that had previously been reserved for in the total allowance. Aside from a small increase in the 30 to 89 day delinquent loans, the credit profile of this portfolio segment improved during the quarter due to the addition of high credit quality, residential first mortgage loans. As there continues to be a consistent improving trend in this portfolio, reductions in the allowance are warranted.

•
Residential Home Today – The total balance of this segment of the loan portfolio decreased 2.9% or $4.4 million as new originations have effectively stopped since the imposition of more restrictive lending requirements in 2009. The total allowance for loan losses for this segment remained constant from the prior quarter at $16.4 million. The portion of this loan segment’s allowance for loan losses that was determined by evaluating groups of loans collectively (i.e. those loans that were not individually evaluated), increased by 5.1% to $10.6 million at December 31, 2014 from $10.1 million at September 30, 2014. Similarly, the ratio of this portion of the allowance to the total balance of loans in this loan segment that were evaluated collectively, increased 0.9% to 12.8% at December 31, 2014 from 11.9% at September 30, 2014. Total delinquencies decreased to $24.4 million at December 31, 2014 from $25.5 million at September 30, 2014. While delinquencies greater than 90 days decreased to $13.7 million from $15.1 million during the same period, loans 30 to 89 days delinquent increased by 2.7%, or $0.3 million. Net charge-offs were less at $0.9 million during the quarter ended December 31, 2014, as compared to $2.8 million during the quarter ended December 31, 2013. Of the residential Home Today charge-offs during the quarter ended December 31, 2013, $0.9 million were attributable to full charge-offs of loans 1,500 days past due that had previously been reserved for in the total allowance. The allowance for this portfolio fluctuates based on not only the generally declining portfolio balance, but also on the credit profile trends in this portfolio. This portfolio's allowance is unchanged this quarter based on the decrease in the Home Today balance and offset by a small increase in the 30 to 89 day delinquent loans and continued depressed home values in this portfolio.

•
Home Equity Loans and Lines of Credit – The total balance of this segment of the loan portfolio decreased 1.1% or $19.2 million to $1.69 billion at December 31, 2014 from $1.70 billion at September 30, 2014. The total allowance for loan losses for this segment increased 2.3% to $34.6 million from $33.8 million at September 30, 2014. During the quarter ended December 31, 2014, the portion of this loan segment's allowance for loan losses that was determined by evaluating groups of loans collectively (i.e. those loans that were not individually evaluated) increased by $0.6 million, or 1.7%, to $33.9 million from $33.3 million at September 30, 2014. The ratio of this portion of the allowance to the total balance of loans in this loan segment that were evaluated collectively also increased to 2.1% at December 31, 2014 from 2.0% at September 30, 2014. Total delinquencies for this portfolio segment decreased 3.3% to $16.3 million at December 31, 2014 as compared to $16.9 million at September 30, 2014. Delinquencies greater than 90 days decreased 14.7% to $7.7 million at December 31, 2014 from $9.0 million at September 30, 2014, while 30 to 89 day delinquent loans increased 9.9% to $8.6 million at December 31, 2014 from $7.8 million at the prior quarter end. Net charge-offs for this loan segment during the current quarter were less at $2.2 million as compared to $3.3 million for the quarter ended December 31, 2013. While there were some improvements in the credit metrics of this portfolio during the quarter, the allowance considers the adverse impact of potential payment increases that will be faced by borrowers as home equity lines of credit near the end of their draw periods, and as a result, the allowance for this loan segment remains elevated.
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

The amount and timing of mortgage servicing rights amortization is adjusted monthly based on actual results. In addition, on a quarterly basis, we perform a valuation review of mortgage servicing rights for potential decreases in value. This quarterly valuation review entails applying current assumptions to the portfolio classified by interest rates and, secondarily, by prepayment characteristics. At December 31, 2014, the capitalized value of our right to service $2.42 billion of loans for others was $11.2 million, or 0.46% of the serviced loan portfolio, and was based on an estimated weighted-average life of 5.3 years. Activity in the balance of mortgage servicing rights is summarized as follows:

	Three Months Ended
	December 31, 2014			December 31, 2013
	Mortgage Servicing Rights	Valuation Allowance	Net	Mortgage Servicing Rights	Valuation Allowance	Net
	(Dollars in thousands)
Balance - beginning of period	$11,669	$—	$11,669	$14,074	$—	$14,074
Additions from loan securitizations/sales	136		136	109		109
Amortization	(576)		(576)	(792)		(792)
Net change in valuation allowance		—	—		—	—
Balance - end of period	$11,229	$—	$11,229	$13,391	$—	$13,391
Fair value of capitalized amounts			$25,305			$30,822
At December 31, 2014, substantially all of the 26,185 loans serviced for Fannie Mae and others were performing in accordance with their contractual terms and management believes that it has no material repurchase obligations associated with these loans. The following table summarizes our charges related to default servicing non-compliance and compensatory fees incurred during the indicated periods. There were no repurchases or loss reimbursements to investors during either period. All transactions were related to loans serviced for Fannie Mae. There were no material repurchase or loss reimbursement requests outstanding at December 31, 2014. An accrual for $1.1 million has been established for probable losses. On November 7, 2013, the Association entered into a resolution agreement with Fannie Mae pursuant to which, on November 14, 2013, the Association remitted $3.1 million to Fannie Mae. The remittance amount included $0.4 million related to outstanding mortgage insurance claim payments on 42 loans. Under the terms of the resolution agreement, Fannie Mae withdrew all outstanding repurchase and make-whole demands and generally waived its right to enforce future repurchase obligations with respect to all mortgage loans (approximately 23,400 active loans or loans with a remaining balance) that were originated by the Association between January 1, 2000 and December 31, 2008 and delivered to Fannie Mae prior to January 1, 2009. The Association believes that by entering into this resolution agreement, a potentially large uncertainty with respect to future performance has been substantially reduced.

	Three Months Ended
	December 31, 2014			December 31, 2013
	Number of Loans	Balance	Losses or Charges Incurred	Number of Loans	Balance	Losses or Charges Incurred
	(Dollars in thousands)
Post-disposition file reviews (1)	—	$—	$—	1	$—	$51
Compensatory fees related to default servicing (2)	—	—	22	—	—	86
	—	$—	$22	1	$—	$137
_________________

(1)
Post-disposition file reviews resulted in losses or charges when loans which had been sold to Fannie Mae failed to perform; the underlying collateral was sold; a loss was incurred; and a post-disposition file review identified underwriting (primarily debt-to-income ratio) non-compliance.

(2)	Compensatory fees related to default servicing represented instances in which the Association's default servicing procedures did not comply with Fannie Mae's servicing requirements
Income Taxes. We consider accounting for income taxes a critical accounting policy due to the subjective nature of certain estimates that are involved in the calculation. We use the asset/liability method of accounting for income taxes in which deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. We must assess the realization of the deferred tax asset and, to the extent that we believe that recovery is not likely, a valuation allowance is established. Adjustments to increase or decrease existing valuation allowances, if any, are charged or credited, respectively, to income tax expense. At December 31, 2014, no valuation allowances were outstanding and even though we have determined a valuation allowance is not required for deferred tax assets at December 31, 2014, there is no guarantee that those assets will be recognizable in the future.
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

Comparison of Financial Condition at December 31, 2014 and September 30, 2014
Total assets increased $264.6 million, or 2%, to $12.07 billion at December 31, 2014 from $11.80 billion at September 30, 2014. This increase was primarily the result of increases in the balances of loans held for investment, cash and cash equivalents, FHLB stock and investment securities.
Cash and cash equivalents increased $94.4 million, or 52%, to $275.8 million at December 31, 2014 from $181.4 million at September 30, 2014. The increase reflected the decision to maintain higher liquidity and have available liquidity to fund the payment of semi-annual residential real estate taxes on behalf of our borrowers for whom we escrow their payments.
Investment securities increased $11.6 million, or 2%, to $580.5 million at December 31, 2014 from $568.9 million at September 30, 2014 as the Company allocated additional funds to the comparatively higher yields provided by investment securities. Purchases of $45.9 million exceeded $33.7 million in principal paydowns and $1.2 million of net acquisition premium amortization that occurred in the mortgage-backed securities portfolio during the three months ended December 31, 2014. There were no sales of investment securities during the three months ended December 31, 2014.
Loans held for investment, net, increased $140.0 million, or 1%, to $10.77 billion at December 31, 2014 from $10.63 billion at September 30, 2014. Residential mortgage loans increased $162.8 million, or 2%, to $9.15 billion at December 31, 2014. The increase in residential mortgage loans offset the negative impact of $1.6 million in net charge-offs during the three months ended December 31, 2014. The total allowance for loan losses decreased $1.6 million, or 2%, to $79.8 million at December 31, 2014 from $81.4 million at September 30, 2014, primarily reflecting improved credit metrics, including reduced net charge-offs and lower loan delinquencies. During the three months ended December 31, 2014, $239.0 million of three- and five-year “SmartRate” loans were originated while $281.0 million of 10-, 15-, and 30-year fixed-rate first mortgage loans were originated. These fixed-rate originations were partially offset by paydowns and fixed-rate loan sales. Between September 30, 2014 and December 31, 2014 the total fixed-rate portion of first mortgage loan portfolio increased $55.5 million and was comprised of an increase of $94.8 million in the balance of fixed-rate loans with original terms of 10 years or less and a decrease of $39.3 million in the balance of fixed-rate loans with original terms greater than 10 years. Historically, the preponderance of new loan originations was comprised of fixed-rate loans with original terms greater than 10 years which were frequently offset by fixed-rate loan sales. During the three months ended December 31, 2014, we completed $24.0 million in loan sales to Fannie Mae, which included $3.8 million of agency-compliant HARP II loans and $20.2 million of long-term, fixed-rate, agency-compliant, non-HARP II first mortgage loans. The relatively low volume of long-term, fixed-rate first mortgage loan sales since June 30, 2010 reflects the impact of changes imposed by Fannie Mae, the Association’s primary loan investor, related to requirements for loans that it accepts, as well as the strategy of originating adjustable-rate loans and fixed-rate loans with original terms less than 10 years with the expectation that such loans would be carried as held for investment loans on our balance sheet. The sale of non-HARP II loans in the current fiscal year is the result of our implementation of certain loan origination changes required by Fannie Mae, and which resulted in our November 15, 2013 reinstatement as an approved seller to Fannie Mae. Refer to the Controlling Our Interest Rate Risk Exposure section of the Overview for additional discussion regarding loan sales to Fannie Mae and our management of interest rate risk.
Partially offsetting the increase in residential mortgage loans was a $19.6 million decrease in home equity loans and lines of credit during the current period. Between June 28, 2010 and March 20, 2012, we suspended the acceptance of new home equity loan and line of credit applications with the exception of bridge loans. Beginning in March, 2012, we offered redesigned home equity lines of credit to qualifying existing home equity customers, subject to certain property and credit performance conditions. At December 31, 2014, the recorded investment related to home equity lines of credit originated subsequent to March 20, 2012, totaled $158.4 million. At December 31, 2014, pending commitments to extend new home equity lines of credit to our existing customers totaled $28.8 million. Refer to the Controlling Our Interest Rate Risk Exposure section of the Overview for additional information.
Our investment in FHLB stock increased $23.7 million, or 59%, to $64.1 million at December 31, 2014 from $40.4 million at September 30, 2014. The increase was a by-product of a strategy to increase net income that was implemented effective October 1, 2014. This strategy involved borrowing, on an overnight basis, approximately $1.00 billion of additional funds from the FHLB at the beginning of the quarter and repaying it prior to the quarter end. The proceeds of the borrowings, net of the required investment in FHLB stock, were deposited at the Federal Reserve. The increased borrowings necessitated the additional purchases of FHLB stock, which remained outstanding over the quarter end. We expect to continue this strategy for as long as it is effective in increasing net income.
Deposits decreased $114.7 million, or 1%, to $8.54 billion at December 31, 2014 from $8.65 billion at September 30, 2014. The decrease in deposits resulted from a $114.2 million decrease in CDs, combined with a $13.7 million decrease in high-yield savings accounts (a subcategory of savings accounts) partially offset by a $12.8 million increase in high-yield checking accounts (a subcategory of our negotiable order of withdrawal accounts). The change in CDs is attributed to a $146.6 million net decrease in our traditional CDs partially offset by a $32.4 million increase (net of premium) in brokered CDs acquired in the current three months. We believe that our high-yield savings accounts as well as our high-yield checking accounts provide a stable source of funds. In addition, our high-yield savings accounts are expected to reprice in a manner similar to our home equity lending products, and, therefore, assist us in managing interest rate risk. The balance of brokered CDs at December 31, 2014 was $389.2 million.
Borrowed funds, all from the FHLB of Cincinnati, increased $366.1 million or 32%, to $1.50 billion at December 31, 2014 from $1.14 billion at September 30, 2014. The increase reflects an additional $141.8 million of mainly four- to five- year term advances and a $224.0 million increase in lower cost, short-term borrowings, offset by principal repayments on maturing term advances. The increase in advances, was used to fund loan growth, the payment of semi-annual residential real estate taxes and the purchase of investment securities. Also, intra-quarter, overnight advances from the FHLB were used to fund the strategy to increase net income as described earlier in this section.
The $47.0 million increase in accrued expenses and other liabilities, to $87.3 million at December 31, 2014 from $40.3 million at September 30, 2014 primarily reflects the in-transit status of $43.6 million of real estate tax payments that have been collected from borrowers and will be remitted to various taxing agencies.
Total shareholders’ equity decreased $26.8 million, or 1%, to $1.81 billion at December 31, 2014 from $1.84 billion at September 30, 2014. This net decrease primarily reflected the effect of $41.6 million of repurchases of outstanding common stock and $4.7 million of dividend payments, which were partially offset by $16.6 million of net income and the positive impact related to awards under the stock-based compensation plan and the allocation of shares held by the ESOP. Refer to Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for additional details regarding the repurchase of shares of common stock. As a result of a July 31, 2014 mutual member vote, Third Federal Savings, MHC, the mutual holding company that owns 76% of the outstanding stock of the Company, waived the receipt of its share of the dividend paid, and is expected to waive its right to receive up to a total of $0.14 per share of future quarterly dividends from the Company prior to July 31, 2015.

Comparison of Operating Results for the Three Months Ended December 31, 2014 and 2013
Average balances and yields. The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effects thereof were not material. Average balances are derived from daily average balances. Non-accrual loans were included in the computation of loan average balances, and have been reflected in the table as carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense.

	Three Months Ended			Three Months Ended
	December 31, 2014			December 31, 2013
	Average Balance	Interest Income/ Expense	Yield/ Cost (2)	Average Balance	Interest Income/ Expense	Yield/ Cost (2)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash equivalents	$1,161,162	$739	0.25%	$236,681	$159	0.27%
Investment securities	2,023	6	1.19%	7,181	8	0.45%
Mortgage-backed securities	568,359	2,549	1.79%	473,791	2,092	1.77%
Loans (1)	10,764,981	91,835	3.41%	10,222,086	90,401	3.54%
Federal Home Loan Bank stock	62,563	607	3.88%	35,680	359	4.02%
Total interest-earning assets	12,559,088	95,736	3.05%	10,975,419	93,019	3.39%
Noninterest-earning assets	312,742			297,358
Total assets	$12,871,830			$11,272,777
Interest-bearing liabilities:
NOW accounts	$989,982	352	0.14%	$1,025,147	365	0.14%
Savings accounts	1,652,630	790	0.19%	1,813,501	950	0.21%
Certificates of deposit	5,930,742	23,334	1.57%	5,526,519	21,947	1.59%
Borrowed funds	2,256,041	4,124	0.73%	817,687	1,962	0.96%
Total interest-bearing liabilities	10,829,395	28,600	1.06%	9,182,854	25,224	1.10%
Noninterest-bearing liabilities	205,331			221,956
Total liabilities	11,034,726			9,404,810
Shareholders’ equity	1,837,104			1,867,967
Total liabilities and shareholders’ equity	$12,871,830			$11,272,777
Net interest income		$67,136			$67,795
Interest rate spread (2)(3)			1.99%			2.29%
Net interest-earning assets (4)	$1,729,693			$1,792,565
Net interest margin (2)(5)		2.14%			2.47%
Average interest-earning assets to average interest-bearing liabilities	115.97%			119.52%
Selected performance ratios:
Return on average assets (2)		0.52%			0.57%
Return on average equity (2)		3.62%			3.43%
Average equity to average assets		14.27%			16.57%
_________________

(1)	Loans include both mortgage loans held for sale and loans held for investment.

(2)	Annualized.

(3)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by total interest-earning assets.

General. Net income increased $0.6 million to $16.6 million for the three months ended December 31, 2014 from $16.0 million for the three months ended December 31, 2013. The increase in net income was attributable primarily to a decrease in the provision for loan losses partially offset by an increase in other non-interest expenses.
Interest Income. Interest income increased $2.7 million, or 3%, to $95.7 million during the three months ended December 31, 2014 compared to $93.0 million during the same three months in the prior year. The increase in interest income resulted primarily from an increase in interest income from loans combined with increases in income on other interest earning cash equivalents and mortgage-backed securities.
Interest income on loans increased $1.4 million, or 2%, to $91.8 million for the three months ended December 31, 2014 compared to $90.4 million for the three months ended December 31, 2013. This increase was attributed primarily to a $542.9 million increase in the average balance of loans to $10.76 billion in the current three month period compared to $10.22 billion during the same three months in the prior year. The increase in the average balance of loans was partially offset by a 13 basis point decrease in the average yield on loans to 3.41% for the three months ended December 31, 2014 from 3.54% for the same three months in the prior year as historically low interest rates have kept the level of refinance activity relatively high resulting in new originations at lower rates compared to the rest of our portfolio. Additionally, both our “Smart Rate” adjustable-rate first mortgage loan and our 10-year, fixed-rate first mortgage loan originations for the three months ended December 31, 2014, were originated at interest rates below rates offered on our traditional 15- and 30-year fixed-rate products and contributed to the lower average yield. During the three months ended December 31, 2014, loan sales totaled $24.0 million while during the three months ended December 31, 2013, loan sales totaled $20.9 million.
Interest income on other interest-earning cash equivalents increased $0.5 million, or 250%, to $0.7 million for the three months ended December 31, 2014 compared to $0.2 million during the same three months in the prior year. The increase can be attributed to implementing a strategy to increase income, which involves borrowing, on an overnight basis, approximately $1.00 billion of additional funds from the FHLB at the beginning of the quarter and paying it off prior to the quarter end. The proceeds of the borrowing, net of the required investment in FHLB stock, are deposited at the Federal Reserve. Additionally, as a result of the additional required investment in FHLB stock, interest income on FHLB stock increased $0.2 million, or 50%, to $0.6 million for the three months ended December 31, 2014 compared to $0.4 million during the same three months in the prior year.
Interest income on mortgage-backed securities increased $0.4 million, or 19%, to $2.5 million for the three months ended December 31, 2014 compared to $2.1 million during the same three months in the prior year. This increase was attributed to a $94.6 million, or 20%, increase in the average balance of mortgage-backed securities to $568.4 million for the three months ended December 31, 2014 compared to $473.8 million during the same three months last year. The increase in average balance was combined with a two basis point increase in the average yield on mortgage-backed securities to 1.79% for the three months in the current year from 1.77% for the same three months in the prior year.
Interest Expense. Interest expense increased $3.4 million, or 13%, to $28.6 million during the current three months compared to $25.2 million during the three months ended December 31, 2013. The change resulted primarily from an increase in interest expense on borrowed funds combined with an increase in interest expense on CDs.
Interest expense on CDs increased $1.4 million, or 6%, to $23.3 million during the three months ended December 31, 2014 compared to $21.9 million during the three months ended December 31, 2013. The increase was attributed to a $404.2 million, or 7%, increase in the average balance of CDs to $5.93 billion during the current three months from $5.53 billion during the same three months of the prior year. The increase in the average balance was partially offset by a two basis point decrease in the average rate paid on CDs to 1.57% for the three months in the current year from 1.59% for the same three months in the prior year. Rates were adjusted on deposits in response to changes in general market rates as well as to changes in the rates paid by our competition on short-term CDs. Additionally, to optimally manage our funding costs during the current three month period, many maturing, higher rate CDs were replaced with lower rate borrowed funds.
Interest expense on borrowed funds increased $2.1 million, or 105%, to $4.1 million during the three months ended December 31, 2014 from $2.0 million during the three months ended December 31, 2013. The increase was attributed to a $1.44 billion increase in the average balance of borrowed funds, all from the FHLB of Cincinnati, to $2.26 billion during the current three months from $817.7 million during the same three months of the prior year. In addition, the average rate paid on borrowed funds decreased 23 basis points to 0.73% during the three months ended December 31, 2014 from 0.96% during the three months ended December 31, 2013. The increase in FHLB of Cincinnati borrowings and the lower average rate paid can be attributed to implementing the strategy, using lower cost overnight borrowings, discussed earlier. To better manage funding costs, longer term borrowed funds from the FHLB of Cincinnati were also used to replace maturing higher rate CDs.

Net Interest Income. Net interest income decreased $0.7 million, or 1%, to $67.1 million during the three months ended December 31, 2014 from $67.8 million during the three months ended December 31, 2013. Average interest-earning assets increased during the current three months by $1.58 billion or 14% when compared to the three months ended December 31, 2013. However, due to a greater increase in average interest-bearing liabilities, average net interest-earning assets decreased $62.9 million, to $1.73 billion during the current three months from $1.79 billion during the three months ended December 31, 2013. The change in average assets can be attributed primarily to the implementation of the strategy discussed earlier, which increased other interest-earning cash equivalents, while the change in average liabilities is due mainly to the same strategy, but also to the funds required for our stock repurchase program. The essentially risk-free strategy serves to increase net income slightly but also negatively impacts the interest rate spread and net interest margin due to the increase in the average balance of low yield interest-earning cash equivalents. Our interest rate spread decreased thirty basis points to 1.99% compared to 2.29% during the same three months last year. Our net interest margin was 2.14% for the current three month period and 2.47% for the same three months in the prior period. The Company expects to continue this essentially risk-free strategy as long as it is effective in increasing net income.
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
Based on our evaluation of the factors described earlier, we recorded a provision for loan losses of $2.0 million during the three months ended December 31, 2014 and a provision of $6.0 million during the three months ended December 31, 2013. The level of net charge-offs decreased during the current three months to $3.6 million from $13.3 million during the three months ended December 31, 2013. The current provision reflected reduced levels of loan delinquencies but was tempered by our awareness of the relative values of residential properties in comparison to their cyclical peaks as well as the uncertainty that persists in the current economic environment, which continues to challenge many of our loan customers. As delinquencies in the portfolio have been resolved through pay-off, short sale or foreclosure, or management determines the collateral is not sufficient to satisfy the loan, uncollected balances have been charged against the allowance for loan losses previously provided. The net charge-offs of $13.3 million during the three months ended December 31, 2013 included $5.3 million of loans charged-off due to a new practice, instituted in that quarter, of fully charging off loans that had not been resolved due to prolonged foreclosure proceedings and had remained delinquent for more than 1,500 days. These loans previously were recorded at estimated net realizable value, with the potential for additional loss recognized within the allowance for loan losses. Any future foreclosure proceeds on these loans will result in recoveries of prior charge-offs. Net charge-offs exceeded the $2.0 million loan loss provision recorded for the current three months and resulted in a decrease in the balance of the allowance for loan losses. Net charge-offs of $13.3 million recorded for the three months ended December 31, 2013 exceeded the loan loss provision of $6.0 million. The allowance for loan losses was $79.8 million, or 0.74% of the total recorded investment in loans receivable, at December 31, 2014, compared to $85.3 million, or 0.83% of the total recorded investment in loans receivable, at December 31, 2013. Balances of recorded investments are net of deferred fees and any applicable loans-in-process.
The total recorded investment in non-accrual loans decreased $8.7 million during the three month period ended December 31, 2014 compared to a $7.9 million decrease during the three month period ended December 31, 2013. The recorded investment in non-accrual loans in our residential, core portfolio decreased $5.8 million, or 7%, during the current three month period, to $73.6 million at December 31, 2014, compared to a $5.7 million decrease during the three month period ended December 31, 2013. At December 31, 2014, the recorded investment in our core portfolio was $8.99 billion, compared to $8.82 billion at September 30, 2014. During the current three month period, core portfolio net charge-offs were $0.6 million, as compared to net charge-offs of $7.0 million, which included $4.4 million of charge-offs related to loans delinquent more than 1,500 days during the three months ended December 31, 2013.
The recorded investment in non-accrual loans in our residential, Home Today portfolio decreased $1.7 million, or 6% during the current three month period, to $28.2 million at December 31, 2014 compared to a $1.8 million decrease during the three month period ended December 31, 2013. At December 31, 2014, the recorded investment in our Home Today portfolio was $147.5 million, compared to $152.0 million at September 30, 2014. During the current three month period, Home Today net charge-offs were $0.9 million, as compared to net charge-offs of $2.8 million, which included $0.9 million of charge-offs related to loans delinquent more than 1,500 days during the three months ended December 31, 2013.
The recorded investment in non-accrual home equity loans and lines of credit decreased $1.2 million, or 5%, during the current three month period, to $25.0 million at December 31, 2014 compared to a $0.4 million decrease during the three month period ended December 31, 2013. The recorded investment in our home equity loans and lines of credit portfolio at December 31, 2014, was $1.69 billion, compared to $1.70 billion at September 30, 2014. During the current three month period, home equity loans and lines of credit net charge-offs were $2.2 million as compared to net charge-offs of $3.3 million, of which there were no charge-offs related to loans delinquent more than 1,500 days, during the three months ended December 31, 2013. We believe that non-performing home equity loans and lines of credit, on a relative basis, represent a higher level of credit risk than core loans as these home equity loans and lines of credit generally hold subordinated positions.
Non-Interest Expense. Non-interest expense increased $3.1 million, or 7%, to $46.0 million during the three months ended December 31, 2014 when compared to $42.9 million during the three months ended December 31, 2013. This net increase occurred as increases in salaries, employee benefits and the cost of our equity award programs that were impacted by the higher market price of our common stock, as well as increases in marketing and real estate owned expense (which includes associated legal and maintenance expenses and the amount of net gains/losses on the disposal of properties) exceeded the decreases that occurred in Federal insurance premiums, other operating expenses, and state franchise and income taxes.
Income Tax Expense. The provision for income taxes was $8.5 million during the current three month period compared to $8.0 million during the three months ended December 31, 2013. The provision for the current three month period included $8.4 million of federal income tax provision and $91 thousand of state income tax provision. The provision for the three months ended December 31, 2013 included $8.0 million of federal income tax provision and $33 thousand of state income tax provision. Our effective federal tax rate was 33.5% during the current three months compared to 33.2% during the three months ended December 31, 2013. Our provision for income taxes in the current three months is aligned with our expectations for the full fiscal year. Our expected effective income tax rates are below the federal statutory rate because of our ownership of bank-owned life insurance.

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
While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Association’s Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We generally seek to maintain a minimum liquidity ratio of 5% (which we compute as the sum of cash and cash equivalents plus unpledged investment securities for which ready markets exist, divided by total assets). For the three months ended December 31, 2014, our liquidity ratio averaged 11.25% which exceeded the averages of the last several years. The increase in the current average liquidity ratio reflects the impact of a strategy to increase net income that was implemented effective October 1, 2014. This strategy involves borrowing, on an overnight basis, approximately $1.00 billion of additional funds from the FHLB at the beginning of the quarter and paying it off prior to the quarter end. The proceeds of the borrowing, net of the required investment in FHLB stock, are deposited at the Federal Reserve. While the essentially risk-free strategy serves to increase our average liquidity ratio and our net income, it also decreases our interest rate spread ratio and our net interest margin due to the increase in the average balance of low yield interest-earning cash equivalents. We expect to continue this strategy for as long as it is effective in increasing net income. We believe that we had sufficient sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2014.
We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of our asset/liability management program. Excess liquid assets are generally invested in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2014, cash and cash equivalents totaled $275.8 million which represented an increase of 52% from September 30, 2014. The increase reflects the replenishment of cash equivalents to a level that is more comparable to quarter ends prior to September 30, 2014.
Investment securities classified as available-for-sale, which provide additional sources of liquidity, totaled $580.5 million at December 31, 2014.
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

During the three month period ended December 31, 2014, loan sales totaled $24.0 million, which included $3.8 million of loans that qualified under Fannie Mae's HARP II initiative with the remainder comprised of long-term, fixed-rate residential, non-HARP II first mortgage loans, which were sold to Fannie Mae subsequent to the Association's reinstatement as an approved seller. Loans originated under the HARP II initiative are classified as “held for sale” at origination. Loans originated under non-HARP II Fannie Mae compliant procedures are classified as “held for investment” until they are specifically identified for sale. At December 31, 2014, $1.4 million of long-term, fixed-rate residential first mortgage loans were classified as “held for sale”, all of which qualified under Fannie Mae's HARP II initiative. There were no loan sale commitments outstanding at December 31, 2014.
Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows (unaudited) included in the unaudited interim Consolidated Financial Statements.
At December 31, 2014, we had $434.5 million in loan commitments outstanding. In addition to commitments to originate loans, we had $1.15 billion in undisbursed home equity lines of credit to borrowers. CDs due within one year of December 31, 2014 totaled $2.35 billion, or 27.5% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, sales of investment securities, other deposit products, including new CDs, brokered CDs, FHLB advances, borrowings from the FRB-Cleveland Discount Window or other collateralized borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the CDs due on or before December 31, 2015. We believe, however, based on past experience, that a significant portion of such deposits will remain with us. Generally, we have the ability to attract and retain deposits by adjusting the interest rates offered.
Our primary investing activities are originating residential mortgage loans and purchasing investments. During the three months ended December 31, 2014, we originated $520.0 million of residential mortgage loans, and during the three months ended December 31, 2013, we originated $471.2 million of residential mortgage loans. We purchased $45.9 million of securities during the three months ended December 31, 2014, and $44.1 million during the three months ended December 31, 2013.
Financing activities consist primarily of changes in deposit accounts, changes in the balances of principal and interest owed on loans serviced for others, FHLB advances and borrowings from the FRB-Cleveland Discount Window. We experienced a net decrease in total deposits of $114.7 million during the three months ended December 31, 2014, which reflected the active management of the offered rates on maturing CDs, and compared to a net decrease of $150.3 million during the three months ended December 31, 2013. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. The net decrease in total deposits during the three months ended December 31, 2014, was partially reduced by the $32.5 million increase in the balance of brokered CDs, to $389.2 million, from $356.7 million at September 30, 2014. Principal and interest owed on loans serviced for others decreased $5.1 million during the three months ended December 31, 2014 compared to a net decrease of $15.8 million during the three months ended December 31, 2013. This change primarily reflected a decrease in the level of loan refinance activity between the two periods and the reduced size of the serviced loan portfolio. During the three months ended December 31, 2014, we increased our advances from the FHLB of Cincinnati by $366.1 million, as we replaced our net savings outflow, funded new loan originations and actively managed our liquidity ratio. During the three months ended December 31, 2013, our advances from the FHLB of Cincinnati increased by $240.9 million.
Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of Cincinnati and the FRB-Cleveland Discount Window, each of which provides an additional source of funds. Additionally, we may participate in the brokered CDs market. At December 31, 2014 we had $1.50 billion of FHLB of Cincinnati advances and no outstanding borrowings from the FRB-Cleveland Discount Window. Additionally, at December 31, 2014, we had $389.2 million of brokered CDs. During the three months ended December 31, 2014, we had average outstanding advances from the FHLB of Cincinnati of $2.26 billion as compared to average outstanding advances of $817.7 million during the three months ended December 31, 2013. The significant increase in average outstanding advances during the current period reflects the impact of the strategy to increase net income as described earlier in this section. At December 31, 2014, we had the ability to immediately borrow an additional $850.0 million from the FHLB of Cincinnati and $138.8 million from the FRB-Cleveland Discount Window. From the perspective of collateral value securing FHLB of Cincinnati advances, our capacity limit for additional borrowings beyond the immediately available limits at December 31, 2014 was $3.61 billion, subject to satisfaction of the FHLB of Cincinnati common stock ownership requirement. To satisfy the common stock ownership requirement, we would have to increase our ownership of FHLB of Cincinnati common stock by an additional $72.3 million. During the three months ended December 31, 2014, we purchased an additional $23.7 million of FHLB of Cincinnati common stock. Substantially all of the additional purchases arose in connection with the previously described strategy to increase net income. Additionally, we can consider the brokered CD market in evaluating funding alternatives.
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
The final rule became effective for the Association on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective. The final rule also implements consolidated capital requirements for savings and loan holding companies effective January 1, 2015.
The weighted capital ratios pursuant to asset risk weightings as they are structured under the new rule differ unfavorably when compared to current computations. The Association estimates the impact of the new rule on reported risk weighted capital ratios to be immaterial, and believes that both the Company and the Association would fully satisfy the new rules assuming full implementation as of December 31, 2014.
As of December 31, 2014 the Association exceeded all regulatory requirements to be considered “Well Capitalized” as presented in the table below (dollar amounts in thousands).

	Actual		Required
	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$1,618,841	24.31%	$665,859	10.00%
Core Capital to Adjusted Tangible Assets	1,539,079	12.79%	601,516	5.00%
Tier 1 Capital to Risk-Weighted Assets	1,539,079	23.11%	399,516	6.00%

The capital ratios of the Company as of December 31, 2014 are presented in the table below (dollar amounts in thousands).

	Actual
	Amount	Ratio
Total Capital to Risk-Weighted Assets	$1,891,640	28.31%
Core Capital to Adjusted Tangible Assets	1,811,878	15.03%
Tier 1 Capital to Risk-Weighted Assets	1,811,878	27.12%
Prior to its July 21, 2011 merger into the OCC, the OTS issued, effective February 7, 2011, memoranda of understanding covering the Association, Third Federal Savings, MHC and the Company. On December 22, 2012, the Association's primary regulator terminated the MOU applicable to the Association. On April 1, 2014, the FRS, the primary regulator for Third Federal Savings, MHC and the Company terminated the MOUs applicable to Third Federal Savings, MHC and the Company. The items in the MOUs applicable to Third Federal Savings, MHC and the Company during the year ended September 30, 2014, pertained to plans for new debt, dividends or stock repurchases and the further refinement and enhancement of our enterprise risk management processes. Specifically, the Company was required to submit a written request for non-objection to the FRS at least 45 days prior to the anticipated date of proposed debt, dividend or capital distribution (e.g. stock repurchase) transactions and without the receipt of a written non-objection from the FRS, was prohibited from consummating any such proposed transaction. On September 26, 2013, the Company announced that it had received the FRS's written non-objection to the resumption of its fourth stock repurchase plan that, at that time, had 2,156,250 shares of its outstanding common stock remaining to be purchased under the terms of the plan. Repurchases of those shares were completed during the quarter ended December 31, 2013. Concurrently with the April 4, 2014 announcement of the termination of the MOUs enforced by the FRS, the Company announced its fifth stock repurchase plan, covering 5,000,000 shares. The fifth repurchase plan was completed on September 17, 2014. On September 9, 2014, the Company announced its sixth stock repurchase program, covering 10,000,000 shares. There were 3,416,550 shares repurchased under the sixth authorized program between September 17, 2014, when it began, and December 31, 2014.
In addition to the operational liquidity considerations described above, which are primarily those of the Association, the Company, as a separate legal entity, also monitors and manages its own, parent company only liquidity which provides the source of funds necessary to support all of the parent company's stand-alone operations, including its capital distribution strategies which encompass its share repurchase and dividend payment programs. The Company's primary source of liquidity is dividends received from the Association. The amount of dividends that the Association may declare and pay to the Company in any calendar year, without the receipt of prior approval from the OCC but with prior notice to the FRB-Cleveland, cannot exceed net income for the current calendar year-to-date period plus retained net income (as defined) for the preceding two calendar years, reduced by prior dividend payments made during those periods. During the three months ended December 31, 2014 the Company received a $66 million dividend from the Association and repurchased $39.8 million of treasury shares. On August 28, 2014 and November 21, 2014, the Company's Board of Directors declared $0.07 per share dividends, payable on September 26, 2014 and December 19, 2014, respectively. Also on August 28, 2014, the Company announced that on July 31, 2014, Third Federal Savings, MHC had received the approval of its members (depositors and certain loan customers of the Association) with respect to the waiver of dividends, and subsequently received the non-objection of the FRB-Cleveland, to waive receipt of dividends on the Company’s common stock that Third Federal Savings, MHC owned, up to $0.28 per share during the 12 months ending July 31, 2015. Third Federal Savings, MHC waived its right to receive the $0.07 per share dividend payments on September 26, 2014 and December 19, 2014. During the three months ended December 31, 2014, common stock dividends paid by the Company totaled $4.7 million.
At December 31, 2014, the Company had, in the form of cash and a demand loan from the Association, $178.4 million of funds readily available to support its stand-alone operations.
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
During the three months ended December 31, 2014, $24.0 million of agency-compliant, long-term, fixed-rate mortgage loans were sold, all on a servicing retained basis, and, at December 31, 2014, $1.4 million of agency-compliant, long-term, fixed-rate residential first mortgage loans were classified as “held for sale”. Of the loan sales during the three months ended December 31, 2014, $3.8 million was comprised of long-term (15 to 30 years), fixed-rate first mortgage loans which were sold under Fannie Mae's HARP II program, and $20.2 million was comprised of long-term (15 to 30 years), fixed-rate first mortgage loans which had been originated under our revised procedures and were sold to Fannie Mae after November 15, 2013 under our re-instated seller contract, as described in the next paragraph. At December 31, 2014, we had no outstanding loan sales commitments.
Fannie Mae, historically the Association’s primary loan investor, implemented, effective July 1, 2010, certain loan origination requirement changes affecting loan eligibility that we chose not to adopt until May 2013. Subsequent to the May 2013 implementation date of our revised procedures, and, upon review and validation by Fannie Mae which was received on November 15, 2013, fixed-rate, first mortgage loans (primarily fixed-rate, mortgage refinances with terms of 15 years or more and HARP II loans) that were originated under the revised procedures were eligible for sale to Fannie Mae either as whole loans or as mortgage-backed securities. We expect that certain loan types (i.e. our Smart Rate adjustable-rate loans, purchase fixed-rate loans and 10-year fixed-rate loans) will continue to be originated under our legacy procedures. For loans originated prior to May 2013 and for those loans originated subsequent to April 2013 that are not originated under the revised (Fannie Mae) procedures, the Association’s ability to reduce interest rate risk via loan sales is limited to those loans that have established payment histories, strong borrower credit profiles and are supported by adequate collateral values that meet the requirements of private third-party investors similar to the four transactions that were completed during fiscal 2013.
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
Economic Value of Equity. Using customized modeling software, the Association prepares periodic estimates of the amounts by which the net present value of its cash flows from assets, liabilities and off-balance sheet items (the institution’s economic value of equity or EVE) would change in the event of a range of assumed changes in market interest rates. The simulation model uses a discounted cash flow analysis and an option-based pricing approach in measuring the interest rate sensitivity of EVE. The model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumption that instantaneous changes (measured in basis points) occur at all maturities along the United States Treasury yield curve and other relevant market interest rates. A basis point equals one, one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 2% to 3% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. The model is tailored specifically to our organization, which, we believe, improves its predictive accuracy. The following table presents the estimated changes in the Association’s EVE at December 31, 2014 that would result from the indicated instantaneous changes in the United States Treasury yield curve and other relevant market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

				EVE as a Percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)	Estimated EVE (2)	Estimated Increase (Decrease) in EVE		EVE Ratio (4)	Increase (Decrease) (basis points)
		Amount	Percent
	(Dollars in thousands)
+300	$1,657,531	$(521,795)	(23.94)%	14.86%	(280)
+200	1,873,295	(306,031)	(14.04)%	16.20%	(146)
+100	2,059,933	(119,393)	(5.48)%	17.21%	(45)
0	2,179,326	—	—	17.66%	—
-100	2,177,627	(1,699)	(0.08)%	17.25%	(41)
_________________

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	EVE Ratio represents EVE divided by the present value of assets.
The table above indicates that at December 31, 2014, in the event of an increase of 200 basis points in all interest rates, the Association would experience a 14.04% decrease in EVE. In the event of a 100 basis point decrease in interest rates, the Association would experience a 0.08% decrease in EVE.
The following table is based on the calculations contained in the previous table, and sets forth the change in the EVE at a +200 basis point rate of shock at December 31, 2014, with comparative information as of September 30, 2014. By regulation, the Association must measure and manage its interest rate risk for interest rate shocks relative to established risk tolerances in EVE.
Risk Measure (+200 bps Rate Shock)

	At December 31, 2014	At September 30, 2014
Pre-Shock EVE Ratio	17.66%	18.46%
Post-Shock EVE Ratio	16.20%	16.37%
Sensitivity Measure in basis points	(146)	(209)
Percentage Change in EVE Ratio	(14.04)%	(17.36)%
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
Accordingly, although the EVE tables provide an indication of our interest rate risk exposure as of the indicated dates, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our EVE and will differ from actual results. In addition to our core business activities, which primarily sought to originate Smart Rate (adjustable) and 10 year fixed-rate loans funded by borrowings from the FHLB and intermediate term CDs (including brokered CDs), and which generally had a favorable impact on our IRR profile, the impact of two other items resulted in the 3.32% improvement in the Percentage Change in EVE Ratio measure at December 31, 2014 when compared to the measure at September 30, 2014. While our core business activities, as described earlier in this paragraph, improved our Percentage Change in EVE Ratio by 0.38%, the most significant factor contributing to the overall improvement was the change in market interest rates. Since September 30, 2014, the change in market interest rates ranged from an increase of 10 basis points for the two year term to a decrease of 11 basis points for the five year term and a decrease of 32 basis points for the ten year term. The changes in interest rates resulted in an improvement of 3.35% in the Percentage Change in EVE Ratio. Partially offsetting the beneficial impacts of the changes in market interest rates and the balance sheet repositioning was the impact of the $66 million cash dividend that the Association paid to the Company. Because of its intercompany nature, this payment had no impact on the Company's capital position, or the Company's overall IRR profile but reduced the Association's regulatory capital and regulatory capital ratios and negatively impacted the Association's Percentage Change in EVE Ratio by approximately 0.41%. The IRR simulation results presented above were in line with management's expectations and were within the risk limits established by our Board of Directors.
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
Earnings at Risk. In addition to EVE calculations, we use our simulation model to analyze the sensitivity of our net interest income to changes in interest rates (the institution’s EaR). Net interest income is the difference between the interest income that we earn on our interest-earning assets, such as loans and securities, and the interest that we pay on our interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what our net interest income would be for prospective 12 and 24 month periods using customized (based on our portfolio characteristics) assumptions with respect to loan prepayment rates, default rates and deposit decay rates, and the implied forward yield curve as of the market date for assumptions as to projected interest rates. We then calculate what the net interest income would be for the same period in the event of instantaneous changes in market interest rates. The simulation process is subject to continual enhancement, modification, refinement and adaptation in order that it might most accurately reflect our current circumstances, factors and expectations. As of December 31, 2014, we estimated that our EaR for the 12 months ending December 31, 2015 would decrease by 1.8% in the event of an instantaneous 200 basis point increase in market interest rates. The improvement in this estimated amount when compared to our September 30, 2014 estimated decrease of 2.2% for the then ensuing 12 month period, is primarily reflective of the changes in market interest rates , and to a lesser extent, the balance sheet repositioning that was completed during the current quarter and was partially offset by the unfavorable impact of the $66 million dividend payment. At December 31, 2014, the IRR simulations results were in line with management's expectations and were within the risk limits established by our Board of Directors.
Certain shortcomings are also inherent in the methodologies used in determining interest rate risk through changes in EaR. Modeling changes in EaR require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the interest rate risk information presented above assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although interest rate risk calculations provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results. In addition to the preparation of computations as described above, we also formulate simulations based on a variety of non-linear changes in interest rates and a variety of non-constant balance sheet composition scenarios.
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
EVE is considered as a point in time calculation with a "liquidation" view of the Association where all the cash flows (including interest, principal and prepayments) are modeled and discounted using discount factors derived from the current market yield curves. It provides a long term view and helps to define changes in equity and duration as a result of changes in interest rates. On the other hand, EaR is based on balance sheet projections going one year and two years forward and assumes new business volume and pricing to calculate net interest income under different interest rate environments. EaR is calculated to determine the sensitivity of net interest income under different interest rate scenarios. With each of these models specific policy limits have been established that are compared with the actual month end results. These limits have been approved by the Association's Board of Directors and are used as benchmarks to evaluate and moderate interest rate risk. In the event that there is a breach of policy limits, management is responsible for taking such action, similar to those described under the preceding heading of General, as may be necessary in order to return the Association's interest rate risk profile to a position that is in compliance with the policy. At December 31, 2014 the IRR profile as disclosed above did not breach our internal limits.
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
Item 1A. Risk Factors
There have been no material changes in the “Risk Factors” disclosed in the Holding Company’s Annual Report on Form 10-K, filed with the SEC on November 26, 2014 (File No. 001-33390).
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table summarizes our stock repurchase activity during the quarter ended December 31, 2014 and the stock repurchase plan approved by our Board of Directors.

		Average	Total Number of	Maximum Number
	Total Number	Price	Shares Purchased	of Shares that May
	of Shares	Paid per	as Part of Publicly	Yet be Purchased
Period	Purchased	Share	Announced Plans (1)	Under the Plans
October 1, 2014 through October 31, 2014	855,000	14.35	855,000	8,530,950
November 1, 2014 through November 30, 2014	707,500	15.17	707,500	7,823,450
December 1, 2014 through December 31, 2014	1,240,000	14.96	1,240,000	6,583,450
	2,802,500	14.83	2,802,500

1)
On September 9, 2014, the Company announced its sixth stock repurchase program, which authorized the repurchase of up to an additional 10,000,000 shares of the Company’s outstanding common stock. Purchases under the program will be on an ongoing basis and subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses of capital, and our financial performance. Repurchased shares will be held as treasury stock and be available for general corporate use. The program has 6,583,450 shares yet to be purchased as of December 31, 2014.

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

101
The following unaudited financial statements from TFS Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, filed on February 6, 2015, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements.

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

TFS Financial Corporation

Dated:	February 6, 2015	/s/ Marc A. Stefanski
Marc A. Stefanski
Chairman of the Board, President and Chief Executive Officer

Dated:	February 6, 2015	/s/ David S. Huffman
David S. Huffman
Chief Financial Officer and Secretary