Form 10-Q
period 2015-03-31
TFS Financial CORP
filed 2015-05-07
CIK 1381668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________
FORM 10-Q
________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2015
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
As of May 4, 2015 there were 295,239,131 shares of the Registrant’s common stock, par value $0.01 per share, outstanding, of which 227,119,132 shares, or 76.9% of the Registrant’s common stock, were held by Third Federal Savings and Loan Association of Cleveland, MHC, the Registrant’s mutual holding company.

TFS Financial Corporation

GLOSSARY OF TERMS
TFS Financial Corporation provides the following list of acronyms as a tool for the reader. The acronyms identified below are used throughout the document.

AOCI: Accumulated Other Comprehensive Income	GAAP: Generally Accepted Accounting Principles
ARM: Adjustable Rate Mortgage	GVA: General Valuation Allowances
ASC: Accounting Standards Codification	HARP: Home Affordable Refinance Program
ASU: Accounting Standards Update	HPI: Home Price Index
Association: Third Federal Savings and Loan	IRR: Interest Rate Risk
Association of Cleveland	IRS: Internal Revenue Service
BAAS: OCC Bank Accounting Advisory Series	IVA: Individual Valuation Allowance
CDs: Certificates of Deposit	LIHTC: Low Income Housing Tax Credit
CFPB: Consumer Financial Protection Bureau	LIP: Loans-in-Process
CLTV: Combined Loan-to-Value	LTV: Loan-to-Value
Company: TFS Financial Corporation and its	MGIC: Mortgage Guaranty Insurance Corporation
subsidiaries	MOU: Memorandum of Understanding
DFA: Dodd-Frank Wall Street Reform and Consumer	NOW: Negotiable Order of Withdrawal
Protection Act of 2010	OCC: Office of the Comptroller of the Currency
DIF: Depository Insurance Fund	OCI: Other Comprehensive Income
EaR: Earnings at Risk	OTS: Office of Thrift Supervision
ESOP: Third Federal Employee (Associate) Stock	PMI: Private Mortgage Insurance
Ownership Plan	PMIC: PMI Mortgage Insurance Co.
EVE: Economic Value of Equity	QTL: Qualified Thrift Lender
FASB: Financial Accounting Standards Board	REMICs: Real Estate Mortgage Investment Conduits
FDIC: Federal Deposit Insurance Corporation	REIT: Real Estate Investment Trust
FHFA: Federal Housing Finance Agency	SEC: United States Securities and Exchange
FHLB: Federal Home Loan Bank	Commission
Fannie Mae: Federal National Mortgage Association	TDR: Troubled Debt Restructuring
FRB-Cleveland: Federal Reserve Bank of Cleveland	Third Federal Savings, MHC: Third Federal Savings
FRS: Board of Governors of the Federal Reserve System	and Loan Association of Cleveland, MHC

Item 1. Financial Statements
TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION (unaudited)
(In thousands, except share data)

	March 31, 2015	September 30, 2014
ASSETS
Cash and due from banks	$27,918	$26,886
Interest-earning cash equivalents	192,817	154,517
Cash and cash equivalents	220,735	181,403
Investment securities available for sale (amortized cost $581,155 and $570,549, respectively)	586,091	568,868
Mortgage loans held for sale, at lower of cost or market ($1,101 and $4,570 measured at fair value, respectively)	1,101	4,962
Loans held for investment, net:
Mortgage loans	10,950,262	10,708,483
Other consumer loans	3,874	4,721
Deferred loan expenses (fees), net	4,525	(1,155)
Allowance for loan losses	(77,093)	(81,362)
Loans, net	10,881,568	10,630,687
Mortgage loan servicing rights, net	10,741	11,669
Federal Home Loan Bank stock, at cost	69,470	40,411
Real estate owned	20,278	21,768
Premises, equipment, and software, net	55,788	56,443
Accrued interest receivable	31,793	31,952
Bank owned life insurance contracts	193,083	190,152
Other assets	63,046	64,880
TOTAL ASSETS	$12,133,694	$11,803,195
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$8,500,918	$8,653,878
Borrowed funds	1,667,753	1,138,639
Borrowers’ advances for insurance and taxes	71,422	76,266
Principal, interest, and related escrow owed on loans serviced	60,370	54,670
Accrued expenses and other liabilities	42,805	40,285
Total liabilities	10,343,268	9,963,738
Commitments and contingent liabilities
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 332,318,750 shares issued; 296,370,083 and 301,654,581 outstanding at March 31, 2015 and September 30, 2014, respectively	3,323	3,323
Paid-in capital	1,703,791	1,702,441
Treasury stock, at cost; 35,948,667 and 30,664,169 shares at March 31, 2015 and September 30, 2014, respectively	(457,861)	(379,109)
Unallocated ESOP shares	(63,918)	(66,084)
Retained earnings—substantially restricted	611,335	589,678
Accumulated other comprehensive loss	(6,244)	(10,792)
Total shareholders’ equity	1,790,426	1,839,457
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,133,694	$11,803,195
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(In thousands, except share and per share data)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$92,040	$90,545	$183,875	$180,946
Investment securities available for sale	2,548	2,305	5,103	4,405
Other interest and dividend earning assets	1,059	495	2,405	1,013
Total interest and dividend income	95,647	93,345	191,383	186,364
INTEREST EXPENSE:
Deposits	23,422	21,962	47,898	45,224
Borrowed funds	4,803	2,349	8,927	4,311
Total interest expense	28,225	24,311	56,825	49,535
NET INTEREST INCOME	67,422	69,034	134,558	136,829
PROVISION FOR LOAN LOSSES	1,000	5,000	3,000	11,000
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	66,422	64,034	131,558	125,829
NON-INTEREST INCOME:
Fees and service charges, net of amortization	1,979	2,393	4,137	4,682
Net gain on the sale of loans	1,144	533	1,842	872
Increase in and death benefits from bank owned life insurance contracts	1,599	1,583	3,500	3,196
Other	1,173	1,025	2,369	1,862
Total non-interest income	5,895	5,534	11,848	10,612
NON-INTEREST EXPENSE:
Salaries and employee benefits	24,304	23,325	47,869	45,407
Marketing services	5,685	3,360	10,185	6,613
Office property, equipment and software	5,658	5,283	11,051	10,272
Federal insurance premium and assessments	2,888	2,547	5,349	5,094
State franchise tax	1,548	1,731	2,951	3,418
Real estate owned expense, net	2,635	3,008	5,335	4,953
Other operating expenses	6,111	5,677	12,062	12,033
Total non-interest expense	48,829	44,931	94,802	87,790
INCOME BEFORE INCOME TAXES	23,488	24,637	48,604	48,651
INCOME TAX EXPENSE	7,822	8,252	16,294	16,242
NET INCOME	$15,666	$16,385	$32,310	$32,409
Earnings per share—basic and diluted	$0.05	$0.05	$0.11	$0.11
Weighted average shares outstanding
Basic	291,377,147	300,261,921	292,600,384	300,450,112
Diluted	293,342,875	301,529,980	294,744,776	301,697,091

See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(In thousands)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Net income	$15,666	$16,385	$32,310	$32,409
Other comprehensive income (loss), net of tax:
Change in net unrealized income (loss) on securities available for sale	3,868	1,773	4,301	(174)
Change in pension obligation	123	48	247	96
Total other comprehensive income (loss)	3,991	1,821	4,548	(78)
Total comprehensive income	$19,657	$18,206	$36,858	$32,331
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)
(In thousands)

	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance at September 30, 2013	$3,323	$1,696,370	$(278,215)	$(70,418)	$529,021	$(8,604)	$1,871,477
Net income	—	—	—	—	32,409	—	32,409
Other comprehensive loss, net of tax	—	—	—	—	—	(78)	(78)
ESOP shares allocated or committed to be released	—	416	—	2,167	—	—	2,583
Compensation costs for stock-based plans	—	3,591	—	—	—	—	3,591
Excess tax effect from stock-based compensation	—	43	—	—	—	—	43
Purchase of treasury stock (2,156,250 shares)	—	—	(26,058)	—	—	—	(26,058)
Treasury stock allocated to restricted stock plan	—	(1,092)	1,550	—	(297)	—	161
Balance at March 31, 2014	$3,323	$1,699,328	$(302,723)	$(68,251)	$561,133	$(8,682)	$1,884,128

Balance at September 30, 2014	$3,323	$1,702,441	$(379,109)	$(66,084)	$589,678	$(10,792)	$1,839,457
Net income	—	—	—	—	32,310	—	32,310
Other comprehensive income, net of tax	—	—	—	—	—	4,548	4,548
ESOP shares allocated or committed to be released	—	988	—	2,166	—	—	3,154
Compensation costs for stock-based plans	—	3,854	—	—	—	—	3,854
Excess tax effect from stock-based compensation	—	1,095	—	—	—	—	1,095
Purchase of treasury stock (5,622,500 shares)	—	—	(82,042)	—	—	—	(82,042)
Treasury stock allocated to restricted stock plan	—	(4,587)	3,290	—	(1,399)	—	(2,696)
Dividends paid to common shareholders ($0.14 per common share)	—	—	—	—	(9,254)	—	(9,254)
Balance at March 31, 2015	$3,323	$1,703,791	$(457,861)	$(63,918)	$611,335	$(6,244)	$1,790,426
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In thousands)

	For the Six Months Ended
	March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$32,310	$32,409
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	7,008	6,335
Depreciation and amortization	7,874	5,976
Provision for loan losses	3,000	11,000
Net gain on the sale of loans	(1,842)	(872)
Other net losses	1,618	1,626
Principal repayments on and proceeds from sales of loans held for sale	11,083	16,513
Loans originated for sale	(11,537)	(13,480)
Increase in bank owned life insurance contracts	(3,227)	(3,202)
Net increase in interest receivable and other assets	(526)	(538)
Net increase in accrued expenses and other liabilities	2,431	5,083
Other	181	245
Net cash provided by operating activities	48,373	61,095
CASH FLOWS FROM INVESTING ACTIVITIES:
Loans originated	(1,199,858)	(1,155,941)
Principal repayments on loans	892,238	836,092
Proceeds from principal repayments and maturities of:
Securities available for sale	69,853	59,947
Proceeds from sale of:
Loans	45,726	24,738
Real estate owned	11,907	12,708
Purchases of:
FHLB stock	(29,059)	(4,785)
Securities available for sale	(83,011)	(71,292)
Premises and equipment	(1,728)	(2,230)
Other	295	18
Net cash used in investing activities	(293,637)	(300,745)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(152,960)	(49,009)
Net decrease in borrowers' advances for insurance and taxes	(4,844)	(6,159)
Net increase (decrease) in principal and interest owed on loans serviced	5,700	(22,333)
Net increase in short term borrowed funds	239,482	128,344
Proceeds from long term borrowed funds	300,294	230,000
Repayment of long term borrowed funds	(10,662)	(33,329)
Purchase of treasury shares	(81,559)	(26,058)
Excess tax benefit related to stock-based compensation	1,095	—
Acquisition of treasury shares through net settlement of stock benefit plans compensation	(2,696)	—
Dividends paid to common shareholders	(9,254)	—
Net cash provided by financing activities	284,596	221,456
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	39,332	(18,194)
CASH AND CASH EQUIVALENTS—Beginning of period	181,403	285,996
CASH AND CASH EQUIVALENTS—End of period	$220,735	$267,802
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest on deposits	$47,780	$44,943
Cash paid for interest on borrowed funds	8,445	3,968
Cash paid for income taxes	9,279	6,000
SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to real estate owned	12,110	11,230
Transfer of loans from held for investment to held for sale	40,351	24,619
Treasury stock issued for stock benefit plans	5,986	—
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands unless otherwise indicated)

1.	BASIS OF PRESENTATION
TFS Financial Corporation, a federally chartered stock holding company, conducts its principal activities through its wholly owned subsidiaries. The principal line of business of the Company is retail consumer banking, including mortgage lending, deposit gathering, and, to a much lesser extent, other financial services. On March 31, 2015, approximately 77% of the Company’s outstanding shares were owned by a federally chartered mutual holding company, Third Federal Savings and Loan Association of Cleveland, MHC. The thrift subsidiary of TFS Financial Corporation is Third Federal Savings and Loan Association of Cleveland.
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
The unaudited interim consolidated financial statements were prepared without an audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial condition of the Company at March 31, 2015, and its results of operations and cash flows for the periods presented. Such adjustments are the only adjustments reflected in the unaudited interim financial statements. In accordance with Regulation S-X for interim financial information, these statements do not include certain information and footnote disclosures required for complete audited financial statements. The Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014 contains consolidated financial statements and related notes, which should be read in conjunction with the accompanying interim consolidated financial statements. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2015 or for any other period.

2.	EARNINGS PER SHARE
Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. For purposes of computing earnings per share amounts, outstanding shares include shares held by the public, shares held by the ESOP that have been allocated to participants or committed to be released for allocation to participants, the 227,119,132 shares held by Third Federal Savings, MHC, and, for purposes of computing dilutive earnings per share, stock options and restricted stock units with a dilutive impact. At March 31, 2015 and 2014, respectively, the ESOP held 6,391,761 and 6,825,100 shares that were neither allocated to participants nor committed to be released to participants.

The following is a summary of the Company's earnings per share calculations.

	For the Three Months Ended March 31,
	2015			2014
	Income	Shares	Per share amount	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$15,666			$16,385
Less: income allocated to restricted stock units	132			79
Basic earnings per share:
Income available to common shareholders	$15,534	291,377,147	$0.05	$16,306	300,261,921	$0.05
Diluted earnings per share:
Effect of dilutive potential common shares		1,965,728			1,268,059
Income available to common shareholders	$15,534	293,342,875	$0.05	$16,306	301,529,980	$0.05

	For the Six Months Ended March 31,
	2015			2014
	Income	Shares	Per share amount	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$32,310			$32,409
Less: income allocated to restricted stock units	279			156
Basic earnings per share:
Income available to common shareholders	$32,031	292,600,384	$0.11	$32,253	300,450,112	$0.11
Diluted earnings per share:
Effect of dilutive potential common shares		2,144,392			1,246,979
Income available to common shareholders	$32,031	294,744,776	$0.11	$32,253	301,697,091	$0.11
The following is a summary of outstanding stock options that are excluded from the computation of diluted earnings per share because their inclusion would be anti-dilutive.

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2015	2014	2015	2014
Options to purchase shares	959,700	3,907,600	959,700	3,923,600

3.	INVESTMENT SECURITIES
Investments available for sale are summarized as follows:

	March 31, 2015
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. government and agency obligations	$2,000	$12	$—	$2,012
REMICs	568,916	4,981	(747)	573,150
Fannie Mae certificates	10,239	715	(25)	10,929
Total	$581,155	$5,708	$(772)	$586,091

	September 30, 2014
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. government and agency obligations	$2,000	$23	$—	$2,023
REMICs	557,895	1,896	(4,184)	555,607
Fannie Mae certificates	10,654	749	(165)	11,238
Total	$570,549	$2,668	$(4,349)	$568,868

Gross unrealized losses on securities and the estimated fair value of the related securities, aggregated by investment category and length of time the individual securities have been in a continuous loss position, at March 31, 2015 and September 30, 2014, were as follows:

	March 31, 2015
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$61,342	$165	$84,246	$582	$145,588	$747
Fannie Mae certificates	4,904	25	—	—	4,904	25
Total	$66,246	$190	$84,246	$582	$150,492	$772

	September 30, 2014
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$182,151	$947	$162,321	$3,237	$344,472	$4,184
Fannie Mae certificates	—	—	4,826	165	4,826	165
Total	$182,151	$947	$167,147	$3,402	$349,298	$4,349

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

Since the decline in value is attributable to changes in interest rates and not credit quality and because the Association has neither the intent to sell the securities nor is it more likely than not the Association will be required to sell the securities for the time periods necessary to recover the amortized cost, these investments are not considered other-than-temporarily impaired. At March 31, 2015, the amortized cost and fair value of U.S. government and agency obligations available for sale, categorized as due within one year, are $2,000 and $2,012, respectively. At September 30, 2014, the amortized cost and fair value of those obligations, then categorized as due in more than one year but less than five years, were $2,000 and $2,023, respectively.

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES
Loans held for investment consist of the following:

	March 31, 2015	September 30, 2014
Real estate loans:
Residential Core	$9,128,623	$8,828,839
Residential Home Today	145,427	154,196
Home equity loans and lines of credit	1,656,331	1,696,929
Construction	44,949	57,104
Real estate loans	10,975,330	10,737,068
Other consumer loans	3,874	4,721
Less:
Deferred loan expenses (fees), net	4,525	(1,155)
LIP	(25,068)	(28,585)
Allowance for loan losses	(77,093)	(81,362)
Loans held for investment, net	$10,881,568	$10,630,687
At March 31, 2015 and September 30, 2014, respectively, $1,101 and $4,962 of loans were classified as mortgage loans held for sale.
A large concentration of the Company’s lending is in Ohio and Florida. As of March 31, 2015 and September 30, 2014, the percentages of residential real estate loans held in Ohio were 66% and 68%, respectively, and the percentages held in Florida were 17% as of both dates. As of March 31, 2015 and September 30, 2014, home equity loans and lines of credit were concentrated in Ohio (40% at each date), Florida (27% and 28% respectively), and California (13% at each date). Although somewhat dissipating during the last two years, the lingering effects of the adverse economic conditions and market for real estate in Ohio and Florida that arose in connection with the financial crisis of 2008, continue to unfavorably impact the ability of borrowers in those areas to repay their loans.
Home Today is an affordable housing program targeted to benefit low- and moderate-income home buyers. Through this program the Association provided the majority of loans to borrowers who would not otherwise qualify for the Association’s loan products, generally because of low credit scores. Although the credit profiles of borrowers in the Home Today program might be described as sub-prime, Home Today loans generally contain the same features as loans offered to our Core borrowers. Borrowers in the Home Today program must complete financial management education and counseling and must be referred to the Association by a sponsoring organization with which the Association has partnered as part of the program. Borrowers must also meet a minimum credit score threshold. Because the Association applied less stringent underwriting and credit standards to the majority of Home Today loans, loans originated under the program have greater credit risk than its traditional residential real estate mortgage loans. While effective March 27, 2009, the Home Today underwriting guidelines were changed to be substantially the same as the Association’s traditional first mortgage product, the majority of loans in this program were originated prior to that date. As of March 31, 2015 and September 30, 2014, the principal balance of Home Today loans originated prior to March 27, 2009 was $142,410 and $151,164, respectively. The Association does not offer, and has not offered, loan products frequently considered to be designed to target sub-prime borrowers containing features such as higher fees or higher rates, negative amortization, a loan-to-value ratio greater than 100%, or pay option adjustable-rate mortgages.

An age analysis of the recorded investment in loan receivables that are past due at March 31, 2015 and September 30, 2014 is summarized in the following tables. When a loan is more than one month past due on its scheduled payments, the loan is considered 30 days or more past due. Balances are net of deferred fees and any applicable loans-in-process.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
March 31, 2015
Real estate loans:
Residential Core	$7,752	$2,159	$30,903	$40,814	$9,085,934	$9,126,748
Residential Home Today	4,639	2,065	12,325	19,029	124,343	143,372
Home equity loans and lines of credit	5,296	2,639	7,616	15,551	1,649,026	1,664,577
Construction	—	—	—	—	20,090	20,090
Total real estate loans	17,687	6,863	50,844	75,394	10,879,393	10,954,787
Other consumer loans	—	—	—	—	3,874	3,874
Total	$17,687	$6,863	$50,844	$75,394	$10,883,267	$10,958,661

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
September 30, 2014
Real estate loans:
Residential Core	$9,067	$3,899	$37,451	$50,417	$8,772,180	$8,822,597
Residential Home Today	7,887	2,553	15,105	25,545	126,417	151,962
Home equity loans and lines of credit	6,044	1,785	9,037	16,866	1,687,349	1,704,215
Construction	200	—	—	200	28,354	28,554
Total real estate loans	23,198	8,237	61,593	93,028	10,614,300	10,707,328
Other consumer loans	—	—	—	—	4,721	4,721
Total	$23,198	$8,237	$61,593	$93,028	$10,619,021	$10,712,049
The recorded investment of loan receivables in non-accrual status is summarized in the following table. Balances are net of deferred fees.

	March 31, 2015	September 30, 2014
Real estate loans:
Residential Core	$71,180	$79,388
Residential Home Today	26,455	29,960
Home equity loans and lines of credit	24,658	26,189
Construction	—	—
Total real estate loans	122,293	135,537
Other consumer loans	—	—
Total non-accrual loans	$122,293	$135,537
Loans are placed in non-accrual status when they are contractually 90 days or more past due. Loans restructured in TDRs that were in non-accrual status prior to the restructurings remain in non-accrual status for a minimum of six months after restructuring. Additionally, home equity loans and lines of credit where the customer has a severely delinquent first mortgage loan and loans in Chapter 7 bankruptcy status where all borrowers have filed, and not reaffirmed or been dismissed, are placed in non-accrual status. At March 31, 2015 and September 30, 2014, respectively, the recorded investment in non-accrual loans includes $71,448 and $73,946 which are performing according to the terms of their agreement, of which $46,183 and $49,019 are loans in Chapter 7 bankruptcy status primarily where all borrowers have filed, and have not reaffirmed or been dismissed.
Interest on loans in accrual status, including certain loans individually reviewed for impairment, is recognized in interest income as it accrues, on a daily basis. Accrued interest on loans in non-accrual status is reversed by a charge to interest income and income is subsequently recognized only to the extent cash payments are received. Cash payments on loans in non-accrual status are applied to the oldest scheduled, unpaid payment first. Cash payments on loans with a partial charge-off are applied fully to principal, then to recovery of the charged off amount prior to interest income being recognized. A non-accrual loan is generally returned to accrual status when contractual payments are less than 90 days past due. However, a loan may remain in non-accrual status when collectability is uncertain, such as a TDR that has not met minimum payment requirements, a loan with a partial charge-off, an equity loan or line of credit with a delinquent first mortgage greater than 90 days, or a loan in Chapter 7 bankruptcy status where all borrowers have filed, and have not reaffirmed or been dismissed. The number of days past due is determined by the number of scheduled payments that remain unpaid, assuming a period of 30 days between each scheduled payment.
The recorded investment in loan receivables at March 31, 2015 and September 30, 2014 is summarized in the following table. The table provides details of the recorded balances according to the method of evaluation used for determining the allowance for loan losses, distinguishing between determinations made by evaluating individual loans and determinations made by evaluating groups of loans not individually evaluated. Balances of recorded investments are net of deferred fees and any applicable loans-in-process.

	March 31, 2015			September 30, 2014
	Individually	Collectively	Total	Individually	Collectively	Total
Real estate loans:
Residential Core	$127,905	$8,998,843	$9,126,748	$131,719	$8,690,878	$8,822,597
Residential Home Today	63,393	79,979	143,372	67,177	84,785	151,962
Home equity loans and lines of credit	32,363	1,632,214	1,664,577	34,490	1,669,725	1,704,215
Construction	—	20,090	20,090	—	28,554	28,554
Total real estate loans	223,661	10,731,126	10,954,787	233,386	10,473,942	10,707,328
Other consumer loans	—	3,874	3,874	—	4,721	4,721
Total	$223,661	$10,735,000	$10,958,661	$233,386	$10,478,663	$10,712,049
An analysis of the allowance for loan losses at March 31, 2015 and September 30, 2014 is summarized in the following table. The analysis provides details of the allowance for loan losses according to the method of evaluation, distinguishing between allowances for loan losses determined by evaluating individual loans and allowances for loan losses determined by evaluating groups of loans collectively.

	March 31, 2015			September 30, 2014
	Individually	Collectively	Total	Individually	Collectively	Total
Real estate loans:
Residential Core	$9,799	$18,708	$28,507	$8,889	$22,191	$31,080
Residential Home Today	4,220	8,358	12,578	6,366	10,058	16,424
Home equity loans and lines of credit	541	35,449	35,990	532	33,299	33,831
Construction	—	18	18	—	27	27
Total real estate loans	14,560	62,533	77,093	15,787	65,575	81,362
Other consumer loans	—	—	—	—	—	—
Total	$14,560	$62,533	$77,093	$15,787	$65,575	$81,362
At March 31, 2015 and September 30, 2014, individually evaluated loans that required an allowance were comprised only of loans evaluated for impairment based on the present value of cash flows, such as performing TDRs. All other individually evaluated loans received a charge-off, if applicable.
Because many variables are considered in determining the appropriate level of general valuation allowances, directional changes in individual considerations do not always align with the directional change in the balance of a particular component of the general valuation allowance. At March 31, 2015 and September 30, 2014, respectively, allowances on individually reviewed loans evaluated for impairment based on the present value of cash flows, such as performing TDRs, were $14,560 and $15,787.

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
As described earlier in this footnote, Home Today loans have greater credit risk than traditional residential real estate mortgage loans. At March 31, 2015 and September 30, 2014, respectively, approximately 37% and 42% of Home Today loans include private mortgage insurance coverage. The majority of the coverage on these loans was provided by PMI Mortgage Insurance Co., which was seized by the Arizona Department of Insurance and through March 31, 2015 paid all claim payments at 67%. In April 2015, the Association was notified that, in addition to a catch-up adjustment for prior claims, all future claims will be paid at 70%. Appropriate adjustments have been made to the Association’s affected valuation allowances and charge-offs, and estimated loss severity factors were adjusted accordingly for loans evaluated collectively. The amount of loans in our owned portfolio covered by mortgage insurance provided by PMIC as of March 31, 2015 and September 30, 2014, respectively, was $157,842 and $186,233 of which $145,325 and $170,128 was current. The amount of loans in our owned portfolio covered by mortgage insurance provided by Mortgage Guaranty Insurance Corporation as of March 31, 2015 and September 30, 2014, respectively, was $66,602 and $74,254 of which $65,943 and $73,616 was current. As of March 31, 2015, MGIC's long-term debt rating, as published by the major credit rating agencies, did not meet the requirements to qualify as "high credit quality"; however, MGIC continues to make claims payments in accordance with its contractual obligations and the Association has not increased its estimated loss severity factors related to MGIC's claim paying ability. No other loans were covered by mortgage insurers that were deferring claim payments or which were assessed as being non-investment grade.
Home equity loans and lines of credit represent a significant portion of the residential real estate portfolio, primarily comprised of home equity lines of credit. The state of the economy and low housing prices continue to have an adverse impact on a portion of this portfolio since the home equity lines generally are in a second lien position. Post-origination deterioration in economic and housing market conditions may also impact a borrower's ability to afford the higher payments required during the end of draw repayment period that follows the period of interest only payments on home equity lines of credit originated prior to 2012 or the ability to secure alternative financing. When the Association began to offer new home equity lines of credit again, the product was designed with prudent property and credit performance conditions to reduce future risk. Beginning in February 2013, the terms on new home equity lines of credit included monthly principal and interest payments throughout the entire term to minimize the potential payment differential between the during draw and after draw periods.
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

The recorded investment and the unpaid principal balance of impaired loans, including those reported as TDRs, as of March 31, 2015 and September 30, 2014 are summarized as follows. Balances of recorded investments are net of deferred fees.

	March 31, 2015			September 30, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related IVA recorded:
Residential Core	$69,072	$89,553	$—	$72,840	$94,419	$—
Residential Home Today	26,463	55,646	—	28,045	57,854	—
Home equity loans and lines of credit	24,233	33,450	—	26,618	38,046	—
Construction	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—
Total	$119,768	$178,649	$—	$127,503	$190,319	$—
With an IVA recorded:
Residential Core	$58,833	$59,717	$9,799	$58,879	$59,842	$8,889
Residential Home Today	36,930	37,456	4,220	39,132	39,749	6,366
Home equity loans and lines of credit	8,130	8,141	541	7,872	7,909	532
Construction	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—
Total	$103,893	$105,314	$14,560	$105,883	$107,500	$15,787
Total impaired loans:
Residential Core	$127,905	$149,270	$9,799	$131,719	$154,261	$8,889
Residential Home Today	63,393	93,102	4,220	67,177	97,603	6,366
Home equity loans and lines of credit	32,363	41,591	541	34,490	45,955	532
Construction	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—
Total	$223,661	$283,963	$14,560	$233,386	$297,819	$15,787
At March 31, 2015 and September 30, 2014, respectively, the recorded investment in impaired loans includes $184,307 and $186,428 of loans restructured in TDRs of which $19,010 and $20,851 were 90 days or more past due.
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

•	For residential mortgage loans, payments are greater than 180 days delinquent;

•	For home equity lines of credit, equity loans, and residential loans restructured in a TDR, payments are greater than 90 days delinquent;

•	For all classes of loans, a sheriff sale is scheduled within 60 days to sell the collateral securing the loan;

•	For all classes of loans, all borrowers have been discharged of their obligation through a Chapter 7 bankruptcy;

•	For all classes of loans, within 60 days of notification, all borrowers obligated on the loan have filed Chapter 7 bankruptcy and have not reaffirmed or been dismissed;

•	For all classes of loans, a borrower obligated on a loan has filed bankruptcy and the loan is greater than 30 days delinquent;

•	For all classes of loans, it becomes evident that a loss is probable.

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
Loans restructured in TDRs that are not evaluated based on collateral are separately evaluated for impairment on a loan by loan basis at the time of restructuring and at each subsequent reporting date for as long as they are reported as TDRs. The impairment evaluation is based on the present value of expected future cash flows discounted at the effective interest rate of the original loan. Expected future cash flows include a discount factor representing a potential for default. Valuation allowances are recorded for the excess of the recorded investments over the result of the cash flow analysis. Loans discharged in Chapter 7 bankruptcy are reported as TDRs and also evaluated based on the present value of expected future cash flows unless evaluated based on collateral. We evaluate these loans using the expected future cash flows because we expect the borrower, not liquidation of the collateral, to be the source of repayment for the loan. Other consumer loans are not considered for restructuring. A loan restructured in a TDR is classified as an impaired loan for a minimum of one year. After one year, that loan may be reclassified out of the balance of impaired loans if the loan was restructured to yield a market rate for loans of similar credit risk at the time of restructuring and the loan is not impaired based on the terms of the restructuring agreement. No loans whose terms were restructured in TDRs were reclassified from impaired loans during the three months ended March 31, 2015 and March 31, 2014.

The average recorded investment in impaired loans and the amount of interest income recognized during the period that the loans were impaired are summarized below.

	For the Three Months Ended March 31,
	2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related IVA recorded:
Residential Core	$70,658	$299	$80,383	$294
Residential Home Today	26,886	65	31,130	66
Home equity loans and lines of credit	24,305	86	28,752	85
Construction	—	—	340	1
Other consumer loans	—	—	—	—
Total	$121,849	$450	$140,605	$446
With an IVA recorded:
Residential Core	$58,762	$650	$59,000	$680
Residential Home Today	37,262	476	42,427	536
Home equity loans and lines of credit	8,274	59	6,888	59
Construction	—	—	—	—
Other consumer loans	—	—	—	—
Total	$104,298	$1,185	$108,315	$1,275
Total impaired loans:
Residential Core	$129,420	$949	$139,383	$974
Residential Home Today	64,148	541	73,557	602
Home equity loans and lines of credit	32,579	145	35,640	144
Construction	—	—	340	1
Other consumer loans	—	—	—	—
Total	$226,147	$1,635	$248,920	$1,721

	For the Six Months Ended March 31,
	2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related IVA recorded:
Residential Core	$70,956	$586	$83,212	$575
Residential Home Today	27,254	123	31,854	153
Home equity loans and lines of credit	25,426	158	28,210	177
Construction	—	—	287	6
Other consumer loans	—	—	—	—
Total	$123,636	$867	$143,563	$911
With an IVA recorded:
Residential Core	$58,856	$1,314	$59,749	$1,423
Residential Home Today	38,031	963	43,677	1,089
Home equity loans and lines of credit	8,001	126	6,889	119
Construction	—	—	33	—
Other consumer loans	—	—	—	—
Total	$104,888	$2,403	$110,348	$2,631
Total impaired loans:
Residential Core	$129,812	$1,900	$142,961	$1,998
Residential Home Today	65,285	1,086	75,531	1,242
Home equity loans and lines of credit	33,427	284	35,099	296
Construction	—	—	320	6
Other consumer loans	—	—	—	—
Total	$228,524	$3,270	$253,911	$3,542

Interest on loans in non-accrual status is recognized on a cash-basis. The amounts of interest income on impaired loans recognized using a cash-basis method were $306 and $583 for the quarter ended and six months ended March 31, 2015, respectively, and $285 and $629 for the quarter ended and six months ended March 31, 2014, respectively. Cash payments on loans with a partial charge-off are applied fully to principal, then to recovery of the charged off amount prior to interest income being recognized. Interest income on the remaining impaired loans is recognized on an accrual basis.
The recorded investment in TDRs by type of concession as of March 31, 2015 and September 30, 2014 is shown in the tables below.

March 31, 2015	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Restructurings	Bankruptcy	Total
Residential Core	$16,925	$1,087	$9,277	$22,147	$22,909	$33,939	$106,284
Residential Home Today	8,666	60	6,336	13,346	22,879	6,567	57,854
Home equity loans and lines of credit	102	2,553	444	2,215	765	14,090	20,169
Total	$25,693	$3,700	$16,057	$37,708	$46,553	$54,596	$184,307

September 30, 2014	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Restructurings	Bankruptcy	Total
Residential Core	$16,693	$1,265	$10,248	$21,113	$22,687	$33,576	$105,582
Residential Home Today	11,374	78	7,448	15,085	20,823	5,301	60,109
Home equity loans and lines of credit	74	1,833	769	1,213	819	16,029	20,737
Total	$28,141	$3,176	$18,465	$37,411	$44,329	$54,906	$186,428

TDRs may be restructured more than once. Among other requirements, a subsequent restructuring may be available for a borrower upon the expiration of temporary restructuring terms if the borrower cannot return to regular loan payments. If the borrower is experiencing an income curtailment that temporarily has reduced his/her capacity to repay, such as loss of employment, reduction of hours, non-paid leave or short term disability, a temporary restructuring is considered. If the borrower lacks the capacity to repay the loan at the current terms due to a permanent condition, a permanent restructuring is considered. In evaluating the need for a subsequent restructuring, the borrower’s ability to repay is generally assessed utilizing a debt to income and cash flow analysis. As the economy slowly improves, the need for multiple restructurings continues to linger. Loans discharged in Chapter 7 bankruptcy are classified as multiple restructurings if the loan's original terms had also been restructured by the Association.

For all loans restructured during the three months and six months ended March 31, 2015 and March 31, 2014 (set forth in the table below), the pre-restructured outstanding recorded investment was not materially different from the post-restructured outstanding recorded investment.

The following tables set forth the recorded investment in TDRs restructured during the periods presented, according to the types of concessions granted.

	For the Three Months Ended March 31, 2015
	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Restructurings	Bankruptcy	Total
Residential Core	$805	$—	$212	$1,149	$1,528	$2,233	$5,927
Residential Home Today	—	—	188	95	2,484	796	3,563
Home equity loans and lines of credit	—	369	—	446	40	348	1,203
Total	$805	$369	$400	$1,690	$4,052	$3,377	$10,693

	For the Three Months Ended March 31, 2014
	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Restructurings	Bankruptcy	Total
Residential Core	$442	$—	$—	$586	$1,360	$1,541	$3,929
Residential Home Today	74	—	—	2	1,207	227	1,510
Home equity loans and lines of credit	—	237	—	551	70	1,189	2,047
Total	$516	$237	$—	$1,139	$2,637	$2,957	$7,486

	For the Six Months Ended March 31, 2015
	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Restructurings	Bankruptcy	Total
Residential Core	$1,565	$—	$278	$2,998	$2,515	$5,089	$12,445
Residential Home Today	82	—	357	158	3,806	1,786	6,189
Home equity loans and lines of credit	—	1,015	—	917	83	913	2,928
Total	$1,647	$1,015	$635	$4,073	$6,404	$7,788	$21,562

	For the Six Months Ended March 31, 2014
	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Restructurings	Bankruptcy	Total
Residential Core	$921	$—	$225	$2,112	$2,637	$3,397	$9,292
Residential Home Today	163	—	—	227	2,321	445	3,156
Home equity loans and lines of credit	—	523	—	745	126	2,073	3,467
Total	$1,084	$523	$225	$3,084	$5,084	$5,915	$15,915

Below summarizes the information on TDRs restructured within the previous 12 months of the period listed for which there was a subsequent payment default, at least 30 days past due on one scheduled payment, during the period presented.

	For the Three Months Ended March 31,
	2015		2014
TDRs That Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)		(Dollars in thousands)
Residential Core	29	$3,698	32	$3,359
Residential Home Today	22	799	31	1,516
Home equity loans and lines of credit	14	575	40	1,469
Total	65	$5,072	103	$6,344

	For the Six Months Ended March 31,
	2015		2014
TDRs That Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)		(Dollars in thousands)
Residential Core	34	$3,801	37	$3,773
Residential Home Today	25	1,065	38	1,776
Home equity loans and lines of credit	21	642	49	1,554
Total	80	$5,508	124	$7,103

The following tables provide information about the credit quality of residential loan receivables by an internally assigned grade. Balances are net of deferred fees and any applicable LIP.

	Pass	Special Mention	Substandard	Loss	Total
March 31, 2015
Real Estate Loans:
Residential Core	$9,050,345	$—	$76,403	$—	$9,126,748
Residential Home Today	115,344	—	28,028	—	143,372
Home equity loans and lines of credit	1,630,364	5,879	28,334	—	1,664,577
Construction	20,090	—	—	—	20,090
Total	$10,816,143	$5,879	$132,765	$—	$10,954,787

	Pass	Special Mention	Substandard	Loss	Total
September 30, 2014
Real Estate Loans:
Residential Core	$8,739,183	$—	$83,414	$—	$8,822,597
Residential Home Today	120,827	—	31,135	—	151,962
Home equity loans and lines of credit	1,667,939	6,084	30,192	—	1,704,215
Construction	28,554	—	—	—	28,554
Total	$10,556,503	$6,084	$144,741	$—	$10,707,328
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
At March 31, 2015 and September 30, 2014, respectively, the recorded investment of impaired loans includes $102,906 and $103,459 of TDRs that are individually evaluated for impairment, but have adequately performed under the terms of the restructuring and are classified as Pass loans. At March 31, 2015 and September 30, 2014, respectively, there were $12,010 and $14,814 of loans classified substandard and $5,879 and $6,084 of loans designated special mention that are not included in the recorded investment of impaired loans; rather, they are included in loans collectively evaluated for impairment.
Other consumer loans are internally assigned a grade of nonperforming when they become 90 days or more past due. At March 31, 2015 and September 30, 2014, no consumer loans were graded as nonperforming.
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

Activity in the allowance for loan losses is summarized as follows:

	For the Three Months Ended March 31, 2015
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$28,717	$1,315	$(2,916)	$1,391	$28,507
Residential Home Today	16,434	(3,537)	(581)	262	12,578
Home equity loans and lines of credit	34,595	3,221	(3,124)	1,298	35,990
Construction	16	1	—	1	18
Total real estate loans	79,762	1,000	(6,621)	2,952	77,093
Other consumer loans	—	—	—	—	—
Total	$79,762	$1,000	$(6,621)	$2,952	$77,093

	For the Three Months Ended March 31, 2014
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$33,462	$1,865	$(3,707)	$1,022	$32,642
Residential Home Today	20,479	(2,412)	(2,388)	1,240	16,919
Home equity loans and lines of credit	31,227	5,624	(4,258)	1,192	33,785
Construction	114	(77)	—	8	45
Total real estate loans	85,282	5,000	(10,353)	3,462	83,391
Other consumer loans	—	—	—	—	—
Total	$85,282	$5,000	$(10,353)	$3,462	$83,391

	For the Six Months Ended March 31, 2015
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$31,080	$(409)	$(4,184)	$2,020	$28,507
Residential Home Today	16,424	(2,613)	(1,663)	430	12,578
Home equity loans and lines of credit	33,831	6,201	(6,753)	2,711	35,990
Construction	27	(179)	—	170	18
Total real estate loans	81,362	3,000	(12,600)	5,331	77,093
Other consumer loans	—	—	—	—	—
Total	$81,362	$3,000	$(12,600)	$5,331	$77,093

	For the Six Months Ended March 31, 2014
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$35,427	$6,946	$(11,183)	$1,452	$32,642
Residential Home Today	24,112	(3,219)	(5,321)	1,347	16,919
Home equity loans and lines of credit	32,818	7,381	(8,935)	2,521	33,785
Construction	180	(108)	(41)	14	45
Total real estate loans	92,537	11,000	(25,480)	5,334	83,391
Other consumer loans	—	—	—	—	—
Total	$92,537	$11,000	$(25,480)	$5,334	$83,391

5.	DEPOSITS
Deposit account balances are summarized as follows:

	March 31, 2015	September 30, 2014
Negotiable order of withdrawal accounts	$1,015,153	$990,326
Savings accounts	1,639,910	1,661,920
Certificates of deposit	5,844,321	6,000,216
	8,499,384	8,652,462
Accrued interest	1,534	1,416
Total deposits	$8,500,918	$8,653,878
Brokered certificates of deposit, which are used as a cost effective funding alternative, totaled $477,110 and $356,685 at March 31, 2015 and September 30, 2014, respectively. The FDIC places restrictions on banks with regard to issuing brokered deposits based on the bank's capital classification. As a well-capitalized institution at March 31, 2015 and September 30, 2014, the Association may accept brokered deposits without FDIC restrictions.

6.    OTHER COMPREHENSIVE INCOME (LOSS)

The change in accumulated other comprehensive income (loss) by component is as follows:

	For the Three Months Ended			For the Three Months Ended
	March 31, 2015			March 31, 2014
	Unrealized gains (losses) on securities available for sale	Defined Benefit Plan	Total	Unrealized gains (losses) on securities available for sale	Defined Benefit Plan	Total
Balance at beginning of period	$(659)	$(9,576)	$(10,235)	$(4,083)	$(6,420)	$(10,503)
Other comprehensive income before reclassifications, net of tax expense of $2,083 and $955	3,868	—	3,868	1,773	—	1,773
Amounts reclassified from accumulated other comprehensive income (loss), net of tax benefit of $67 and $26	—	123	123	—	48	48
Other comprehensive income	3,868	123	3,991	1,773	48	1,821
Balance at end of period	$3,209	$(9,453)	$(6,244)	$(2,310)	$(6,372)	$(8,682)

	For the Six Months Ended			For the Six Months Ended
	March 31, 2015			March 31, 2014
	Unrealized gains (losses) on securities available for sale	Defined Benefit Plan	Total	Unrealized gains (losses) on securities available for sale	Defined Benefit Plan	Total
Balance at beginning of period	$(1,092)	$(9,700)	$(10,792)	$(2,136)	$(6,468)	$(8,604)
Other comprehensive income (loss) before reclassifications, net of tax (expense) benefit of $(2,316) and $94	4,301	—	4,301	(174)	—	(174)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax benefit of $133 and $52	—	247	247	—	96	96
Other comprehensive income (loss)	4,301	247	4,548	(174)	96	(78)
Balance at end of period	$3,209	$(9,453)	$(6,244)	$(2,310)	$(6,372)	$(8,682)

The following table presents the reclassification adjustment out of accumulated other comprehensive income (loss) included in net income and the corresponding line item on the consolidated statements of income for the periods indicated:

	Amounts Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income	For the Three Months Ended March 31,		For the Six Months Ended March 31,		Line Item in the Statement
Components	2015	2014	2015	2014	of Income
Actuarial loss	$190	$74	$380	$148	(a)
Income tax benefit	(67)	(26)	(133)	(52)	Income tax expense
Net of income tax benefit	$123	$48	$247	$96
(a) These items are included in the computation of net period pension cost. See Note 8. Defined Benefit Plan for additional disclosure.

7.	INCOME TAXES
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
The Company makes certain investments in limited partnerships which invest in affordable housing projects that qualify for the Low Income Housing Tax Credit. The Company acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnership. The balance of these investments is included in Other Assets on the Consolidated Statements of Condition, $994 at March 31, 2015 and $0 at September 30, 2014.

The Company accounts for its interests in LIHTCs using the proportional amortization method. The impact of the Company's investments in tax credit entities on the provision for income taxes was not material during the three and six months ended March 31, 2015 and March 31, 2014.

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
The components, including an estimated settlement adjustment due to expected lump sum payments exceeding the interest cost for the year, of net periodic cost recognized in the statements of income are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Interest cost	$782	$801	$1,565	$1,602
Expected return on plan assets	(1,103)	(1,056)	(2,207)	(2,111)
Amortization of net loss	190	74	380	148
Estimated net loss due to settlement	228	181	456	361
Net periodic cost	$97	$—	$194	$—
There were no minimum employer contributions during the six months ended March 31, 2015. No minimum employer contributions are expected during the remainder of the fiscal year.

9.	EQUITY INCENTIVE PLAN
In December 2014, 961,200 options to purchase our common stock and 295,500 restricted stock units were granted to certain directors, officers and employees of the Company. The awards were made pursuant to the shareholder-approved 2008 Equity Incentive Plan.
During the six months ended March 31, 2015 and 2014, the Company recorded $3,854 and $3,591, respectively, of stock-based compensation expense, comprised of stock option expense of $1,744 and $1,626, respectively, and restricted stock units expense of $2,110 and $1,965, respectively.
At March 31, 2015, 7,311,175 shares were subject to options, with a weighted average exercise price of $11.69 per share and a weighted average grant date fair value of $2.98 per share. Expected future expense related to the 2,037,102 non-vested options outstanding as of March 31, 2015 is $3,583 over a weighted average of 1.6 years. At March 31, 2015, 855,812 restricted stock units, with a weighted average grant date fair value of $12.71 per unit, are unvested. Expected future compensation expense relating to the 1,226,190 restricted stock units outstanding as of March 31, 2015 is $5,297 over a weighted average period of 1.9 years. Each unit is equivalent to one share of common stock.

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
At March 31, 2015, the Company had commitments to originate loans as follows:

Fixed-rate mortgage loans	$295,960
Adjustable-rate mortgage loans	273,605
Equity loans and lines of credit including bridge loans	37,017
Total	$606,582
At March 31, 2015, the Company had unfunded commitments outstanding as follows:

Equity lines of credit	$1,172,701
Construction loans	25,068
Private equity investments	12,941
Total	$1,210,710
At March 31, 2015, the unfunded commitment on home equity lines of credit, including commitments for accounts suspended as a result of material default or a decline in equity, is $1,353,593.
At March 31, 2015 and September 30, 2014, the Company had $1,111 and $4,570, respectively, in commitments to securitize and sell mortgage loans.
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
As permitted under the fair value guidance in U.S. GAAP, the Company elects to measure at fair value mortgage loans classified as held for sale that are subject to pending agency contracts to securitize and sell loans. This election is expected to reduce volatility in earnings related to market fluctuations between the contract trade and settlement dates. At March 31, 2015 and September 30, 2014, respectively, there were $1,101 and $4,570 loans held for sale, with unpaid principal balances of $1,111 and $4,491, subject to pending agency contracts for which the fair value option was elected. Included in the net gain on the sale of loans is $0 and $37 for the three months ending March 31, 2015 and 2014, respectively, and $(111) and $(53) for the six months ending March 31, 2015 and 2014, respectively, related to changes during the period in the fair value of loans held for sale subject to pending agency contracts.
Presented below is a discussion of the methods and significant assumptions used by the Company to estimate fair value.
Investment Securities Available for Sale—Investment securities available for sale are recorded at fair value on a recurring basis. At March 31, 2015 and September 30, 2014, respectively, this includes $586,091 and $568,868 of investments in U.S. government and agency obligations including U.S. Treasury notes and sequentially structured, highly liquid collateralized mortgage obligations issued by Fannie Mae, Freddie Mac and Ginnie Mae. Both are measured using the market approach. The fair values of treasury notes and collateralized mortgage obligations represent unadjusted price estimates obtained from third party independent nationally recognized pricing services using pricing models or quoted prices of securities with similar characteristics and are included in Level 2 of the hierarchy. Third party pricing is reviewed on a monthly basis for reasonableness based on the market knowledge and experience of company personnel that interact daily with the markets for these types of securities.
Mortgage Loans Held for Sale—The fair value of mortgage loans held for sale is estimated on an aggregate basis using a market approach based on quoted secondary market pricing for loan portfolios with similar characteristics. Loans held for sale are carried at the lower of cost or fair value except, as described above, the Company elects the fair value measurement option for mortgage loans held for sale subject to pending agency contracts to securitize and sell loans. Loans held for sale are included in Level 2 of the hierarchy. At March 31, 2015 and September 30, 2014 there were $1,101 and $4,570, respectively, of loans held for sale measured at fair value and $0 and $392, respectively, of loans held for sale carried at cost.
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
Loans held for investment that have been restructured in TDRs and are performing according to the restructured terms of the loan agreement are individually evaluated for impairment using the present value of future cash flows based on the loan’s effective interest rate, which is not a fair value measurement. At March 31, 2015 and September 30, 2014, respectively, this included $103,963 and $105,954 in recorded investment of TDRs with related allowances for loss of $14,560 and $15,787.
Real Estate Owned—Real estate owned includes real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of the cost basis or fair value less estimated costs to dispose. Fair value is estimated under the market approach using independent third party appraisals. As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions. At March 31, 2015 and September 30, 2014, these adjustments were not significant to reported fair values. At March 31, 2015 and September 30, 2014, respectively, $15,503 and $17,970 of real estate owned is included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis where the cost basis equals or exceeds the estimate of fair values less costs to dispose of these properties. Real estate owned, as reported in the Consolidated Statements of Condition, includes estimated costs to dispose of $1,813 and $1,667 related to properties measured at fair value and $6,588 and $5,465 of properties carried at their original or adjusted cost basis at March 31, 2015 and September 30, 2014, respectively.
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
Assets and liabilities carried at fair value on a recurring basis in the Consolidated Statements of Condition at March 31, 2015 and September 30, 2014 are summarized below. There were no liabilities carried at fair value on a recurring basis at March 31, 2015.

		Recurring Fair Value Measurements at Reporting Date Using
	March 31, 2015	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available for sale:
U.S. government and agency obligations	$2,012	$—	$2,012	$—
REMIC's	573,150	—	573,150	—
Fannie Mae certificates	10,929	—	10,929	—
Mortgage loans held for sale	1,101	—	1,101	—
Derivatives:
Interest rate lock commitments	169	—	—	169
Total	$587,361	$—	$587,192	$169

		Recurring Fair Value Measurements at Reporting Date Using
	September 30, 2014	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available for sale:
U.S. government and agency obligations	$2,023	$—	$2,023	$—
REMIC's	555,607	—	555,607	—
Fannie Mae certificates	11,238	—	11,238	—
Mortgage loans held for sale	4,570	—	4,570	—
Derivatives:
Interest rate lock commitments	59	—	—	59
Total	$573,497	$—	$573,438	$59

Liabilities
Derivatives:
Forward commitments for the sale of mortgage loans	$14	$—	$14	$—
Total	$14	$—	$14	$—
The table below presents a reconciliation of the beginning and ending balances and the location within the Consolidated Statements of Income where gains (losses) due to changes in fair value are recognized on interest rate lock commitments which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Beginning balance	$92	$52	$59	$158
Gain (loss) during the period due to changes in fair value:
Included in other non-interest income	77	16	110	(90)
Ending balance	$169	$68	$169	$68
Change in unrealized gains for the period included in earnings for assets held at end of the reporting date	$169	$68	$169	$68
Summarized in the tables below are those assets measured at fair value on a nonrecurring basis. This includes loans held for investment that are individually evaluated for impairment, excluding performing TDRs valued using the present value of cash flow method, and properties included in real estate owned that are carried at fair value less estimated costs to dispose at the reporting date.

		Nonrecurring Fair Value Measurements at Reporting Date Using
	March 31, 2015	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Impaired loans, net of allowance	$119,698	$—	$—	$119,698
Real estate owned(1)	15,503	—	—	15,503
Total	$135,201	$—	$—	$135,201

(1)	Amounts represent fair value measurements of properties before deducting estimated costs to dispose.

		Nonrecurring Fair Value Measurements at Reporting Date Using
	September 30, 2014	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Impaired loans, net of allowance	$127,432	$—	$—	$127,432
Real estate owned(1)	17,970	—	—	17,970
Total	$145,402	$—	$—	$145,402

(1)	Amounts represent fair value measurements of properties before deducting estimated costs to dispose.
The following provides quantitative information about significant unobservable inputs categorized within Level 3 of the Fair Value Hierarchy.

	Fair Value						Weighted
	3/31/2015	Valuation Technique(s)	Unobservable Input	Range			Average
Impaired loans, net of allowance	$119,698	Market comparables of collateral discounted to estimated net proceeds	Discount appraised value to estimated net proceeds based on historical experience:
			• Residential Properties	0	-	24%	8.0%

Interest rate lock commitments	$169	Quoted Secondary Market pricing	Closure rate	0	-	100%	73.4%

	Fair Value						Weighted
	9/30/2014	Valuation Technique(s)	Unobservable Input	Range			Average
Impaired loans, net of allowance	$127,432	Market comparables of collateral discounted to estimated net proceeds	Discount appraised value to estimated net proceeds based on historical experience:
			• Residential Properties	0	-	24%	8.3%

Interest rate lock commitments	$59	Quoted Secondary Market pricing	Closure rate	0	-	100%	76.0%
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

	March 31, 2015
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and due from banks	$27,918	$27,918	$27,918	$—	$—
Interest earning cash equivalents	192,817	192,817	192,817	—	—
Investment securities:
Available for sale	586,091	586,091	—	586,091	—
Mortgage loans held for sale	1,101	1,101	—	1,101	—
Loans, net:
Mortgage loans held for investment	10,877,694	11,261,484	—	—	11,261,484
Other loans	3,874	4,071	—	—	4,071
Federal Home Loan Bank stock	69,470	69,470	N/A	—	—
Private equity investments	369	369	—	—	369
Accrued interest receivable	31,793	31,793	—	31,793	—
Derivatives	169	169	—	—	169
Liabilities:
NOW and passbook accounts	$2,655,063	$2,655,063	$—	$2,655,063	$—
Certificates of deposit	5,845,855	5,807,768	—	5,807,768	—
Borrowed funds	1,667,753	1,683,020	—	1,683,020	—
Borrowers’ advances for taxes and insurance	71,422	71,422	—	71,422	—
Principal, interest and escrow owed on loans serviced	60,370	60,370	—	60,370	—

	September 30, 2014
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and due from banks	$26,886	$26,886	$26,886	$—	$—
Interest earning cash equivalents	154,517	154,517	154,517	—	—
Investment securities:
Available for sale	568,868	568,868	—	568,868	—
Mortgage loans held for sale	4,962	4,974	—	4,974	—
Loans, net:
Mortgage loans held for investment	10,625,966	10,876,564	—	—	10,876,564
Other loans	4,721	4,894	—	—	4,894
Federal Home Loan Bank stock	40,411	40,411	N/A	—	—
Private equity investments	551	551	—	—	551
Accrued interest receivable	31,952	31,952	—	31,952	—
Derivatives	59	59	—	—	59
Liabilities:
NOW and passbook accounts	$2,652,246	$2,652,246	$—	$2,652,246	$—
Certificates of deposit	6,001,632	5,875,499	—	5,875,499	—
Borrowed funds	1,138,639	1,139,647	—	1,139,647	—
Borrowers’ advances for taxes and insurance	76,266	76,266	—	76,266	—
Principal, interest and escrow owed on loans serviced	54,670	54,670	—	54,670	—
Derivatives	14	14	—	14	—

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
The Company enters into forward commitments for the sale of mortgage loans principally to protect against the risk of adverse interest rate movements on net income. The Company recognizes the fair value of such contracts when the characteristics of those contracts meet the definition of a derivative. These derivatives are not designated in a hedging relationship; therefore, gains and losses are recognized immediately in the statement of income. In addition, the Company enters into commitments to originate a portion of its loans, which when funded, are classified as held for sale. Such commitments meet the definition of a derivative and are not designated in a hedging relationship; therefore, gains and losses are recognized immediately in the statement of income. The Company had no derivatives designated as hedging instruments under FASB ASC 815, “Derivatives and Hedging,” at March 31, 2015 or September 30, 2014.

The following table provides the locations within the Consolidated Statements of Condition and the fair values for derivatives not designated as hedging instruments.

	Asset Derivatives
	March 31, 2015		September 30, 2014
	Location	Fair Value	Location	Fair Value
Interest rate lock commitments	Other Assets	$169	Other Assets	$59

	Liability Derivatives
	March 31, 2015		September 30, 2014
	Location	Fair Value	Location	Fair Value
Forward commitments for the sale of mortgage loans	Other Liabilities	$—	Other Liabilities	$14
The following table summarizes the locations and amounts of gain or (loss) recognized within the Consolidated Statements of Income on derivative instruments not designated as hedging instruments.

		Amount of Gain or (Loss) Recognized in Income on Derivatives
		Three Months Ended		Six Months Ended
	Location of Gain or (Loss)	March 31,		March 31,
	Recognized in Income	2015	2014	2015	2014
Interest rate lock commitments	Other non-interest income	$77	$16	$110	$(90)
Forward commitments for the sale of mortgage loans	Net gain on the sale of loans	—	3	14	9
Total		$77	$19	$124	$(81)

13.	RECENT ACCOUNTING PRONOUNCEMENTS
Pending as of March 31, 2015
In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810) Amendments to the Consolidation Analysis. This amendment modifies the consolidation model for reporting legal entities under both the variable interest model and the voting interest model. This ASU will require all legal entities to reevaluate previous consolidation conclusions under the revised model and will be effective for annual periods beginning after December 15, 2015. Early adoption is permitted. A reporting entity may apply the ASU by using a modified retrospective approach (by recording a cumulative-effect adjustment to equity as of the beginning of the year of adoption) or a full retrospective approach (by restating all periods presented). The Company is currently evaluating the impact of adopting the amendments on its consolidated financial statements.
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
Adopted in quarter ended March 31, 2015
FASB ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects, which was issued in January 2014, permits entities to make an accounting policy election to account for investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statements as a component of income tax expense or benefit. The Company early adopted the amendments in ASC 323-740 related to investments in Qualified Affordable Housing Projects for the quarter ended March 31, 2015, to utilize the proportional amortization method for a recent tax credit investment. The adoption of ASU 2014-01 did not have a material impact on the Company's consolidated financial statements. Related disclosures are included in Note 7. Income Taxes.
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
Controlling Our Interest Rate Risk Exposure. Although the significant housing and credit quality issues that arose in connection with the 2008 financial crisis had a distinctly negative effect on our operating results and, as described below, are a matter of continuing concern for us, historically our greatest risk has been our exposure to changes in interest rates. When we hold long-term, fixed-rate assets, funded by liabilities with shorter re-pricing characteristics, we are exposed to potentially adverse impacts from changing interest rates, and most notably when interest rates are rising. Generally, and particularly over extended periods of time that encompass full economic cycles, interest rates associated with longer-term assets, like fixed-rate mortgages, have been higher than interest rates associated with shorter-term funding sources, like deposits. This difference has been an important component of our net interest income and is fundamental to our operations. We manage the risk of holding longer-term, fixed-rate mortgage assets primarily by maintaining high levels of regulatory capital and by promoting adjustable-rate loans and shorter-term, fixed-rate loans.
High Levels of Regulatory Capital
At March 31, 2015, as computed in accordance with the revised, effective January 1, 2015, capital requirements and computational methodologies promulgated by the federal banking agencies, the Company’s Tier1 (leverage) capital totaled $1.79 billion or 13.83% of net average assets and 24.52% of risk-weighted assets, while the Association’s Tier1(leverage) capital totaled $1.56 billion or 12.09% of net average assets and 21.47% of risk-weighted assets. Each of these measures was more than twice the minimum requirements currently in effect for the Association, for designation as “well capitalized” under regulatory prompt corrective action provisions which set minimum levels of 5.00% of net average assets and 8.00% of risk-weighted assets. Refer to the Liquidity and Capital Resources of this Item 2 for additional discussion regarding regulatory capital requirements.
Promotion of Adjustable-Rate Loans and Shorter-Term, Fixed-Rate Loans
In July 2010, we began marketing an adjustable-rate mortgage loan product that provides us with improved interest rate risk characteristics when compared to a 30-year, fixed-rate mortgage loan. Since its introduction, our “Smart Rate” adjustable rate mortgage has offered borrowers an interest rate lower than that of a 30-year, fixed-rate loan. The interest rate in the Smart Rate mortgage is locked for three or five years then resets annually after that. It contains a feature to re-lock the rate an unlimited number of times at our then current interest rate and fee schedule, for another three or five years (which must be the same as the original lock period) without having to complete a full refinance transaction. Re-lock eligibility is subject to a satisfactory payment performance history by the borrower (never 60 days late, no 30-day delinquencies during the last twelve months, current at the time of re-lock, and no foreclosures or bankruptcies since the Smart Rate application was taken). In addition to a satisfactory payment history, re-lock eligibility requires that the property continues to be the borrower’s primary residence. The loan term cannot be extended in connection with a re-lock nor can new funds be advanced. All interest rate caps and floors remain as originated.

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
The following tables set forth our first mortgage loan production and balances segregated by loan structure at origination.

	For the Six Months Ended March 31, 2015		For the Six Months Ended March 31, 2014
	Amount	Percent	Amount	Percent
First Mortgage Loan Originations:
ARM production	$462,479	45.7%	$388,252	37.7%
Fixed-rate production:
Terms less than or equal to 10 years	319,685	31.6	439,913	42.7
Terms greater than 10 years	229,694	22.7	202,688	19.6
Total fixed-rate production	549,379	54.3	642,601	62.3
Total First Mortgage Loan Originations:	$1,011,858	100.0%	$1,030,853	100.0%

	March 31, 2015		March 31, 2014
	Amount	Percent	Amount	Percent
Residential Mortgage Loans Held For Investment, at the indicated dates:
ARM Loans	$3,656,691	39.4%	$3,312,833	38.3%
Fixed-rate Loans:
Terms less than or equal to 10 years	1,691,160	18.2	1,198,864	13.9
Terms greater than 10 years	3,926,199	42.4	4,140,230	47.8
Total fixed-rate loans	5,617,359	60.6	5,339,094	61.7
Total Residential Mortgage Loans Held For Investment:	$9,274,050	100.0%	$8,651,927	100.0%
The following table sets forth the balances as of March 31, 2015 for all ARM loans segregated by the next scheduled interest rate reset date.

Current Balance of ARM Loans Scheduled for Interest Rate Reset
During the Fiscal Years Ending September 30,	(in thousands)
2015	$57,394
2016	369,732
2017	863,744
2018	1,068,599
2019	767,391
2020	529,831
Total	$3,656,691
At March 31, 2015 and September 30, 2014, mortgage loans held for sale, all of which were long-term, fixed-rate first mortgage loans and all of which were held for sale to Fannie Mae, totaled $1.1 million and $5.0 million, respectively.

Other Interest Rate Risk Management Tools
In years prior to fiscal 2010, in addition to maintaining high levels of regulatory capital, we also managed interest rate risk by actively selling long-term, fixed-rate mortgage loans in the secondary market, a strategy pursuant to which we were able to modulate the amount of long-term, fixed-rate loans held in our portfolio. Also prior to fiscal 2010, we actively marketed home equity lines of credit which carry an adjustable rate of interest indexed to the prime rate and provide interest rate sensitivity to that portion of our assets. In light of the economic and regulatory environments that existed between 2010 and 2012, neither of these strategies were utilized during that period in managing our interest rate risk exposure.
Beginning in March 2012, the Association began offering redesigned home equity lines of credit subject to certain property and credit performance conditions. Through these redesigned products, we have begun the process of re-establishing home equity line of credit lending as a meaningful strategy used to manage our interest rate risk profile. At March 31, 2015, home equity lines of credit totaled $1.50 billion. Our home equity lending is discussed in the Allowance for Loan Losses section of the Critical Accounting Policies that follows this Overview.
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
Monitoring and Limiting Our Credit Risk. While, historically, we had been successful in limiting our credit risk exposure by generally imposing high credit standards with respect to lending, the confluence of unfavorable regional and macro-economic events that culminated in the 2008 housing market collapse and financial crisis, coupled with our pre-2010 expanded participation in the second lien mortgage lending markets, significantly refocused our attention with respect to credit risk. In response to the evolving economic landscape, we continuously revise and update our quarterly analysis and evaluation procedures, as needed, for each category of our lending with the objective of identifying and recognizing all appropriate credit impairments. At March 31, 2015, 90% of our assets consisted of residential real estate loans (both “held for sale” and “held for investment”) and home equity loans and lines of credit, which were originated predominantly to borrowers in the states of Ohio and Florida. Our analytic procedures and evaluations include specific reviews of all home equity loans and lines of credit that become 90 or more days past due, as well as specific reviews of all first mortgage loans that become 180 or more days past due. We transfer performing home equity lines of credit subordinate to first mortgages delinquent greater than 90 days to non-accrual status. We also charge-off performing loans to collateral value and classify those loans as non-accrual within 60 days of notification of all borrowers filing Chapter 7 bankruptcy, that have not reaffirmed or been dismissed, regardless of how long the loans have been performing. Loans where at least one borrower has been discharged of their obligation in Chapter 7 bankruptcy, are classified as TDRs. At March 31, 2015, $51.3 million of loans in Chapter 7 bankruptcy status were included in total TDRs. At March 31, 2015, the recorded investment in non-accrual status loans included $46.2 million of performing loans in Chapter 7 bankruptcy status, of which $44.6 million were also reported as TDRs.
In response to the unfavorable regional and macro-economic environment that arose beginning in 2008, and in an effort to limit our credit risk exposure and improve the credit performance of new customers, we tightened our credit eligibility criteria in evaluating a borrower’s ability to successfully fulfill his or her repayment obligation and we revised the design of many of our loan products to require higher borrower down-payments, limited the products available for condominiums, eliminated certain product features (such as interest-only adjustable-rate loans and loans above certain loan-to-value ratios), and we previously suspended home equity lending products with the exception of bridge loans between June 2010 and March 2012. The delinquency level related to loan originations prior to 2009, compared to originations in 2009 and after, reflect the higher credit standards to which we have subjected all new originations. As of March 31, 2015, loans originated prior to 2009 had a balance of $2.84 billion, of which $67.5 million, or 2.4%, were delinquent, while loans originated in 2009 and after had a balance of $8.12 billion, of which $7.9 million, or 0.1%, were delinquent.
One aspect of our credit risk concern relates to high concentrations of our loans that are secured by residential real estate in individual states, such as Ohio and Florida, particularly in light of the difficulties that arose in connection with the 2008 housing crisis with respect to the real estate markets in those two states. At March 31, 2015, approximately 65.1% and 17.3% of the combined total of our residential Core and construction loans held for investment were secured by properties in Ohio and Florida, respectively. Our 30 or more days delinquency ratios on those loans in Ohio and Florida at March 31, 2015 were 0.5% and 0.7%, respectively. Our 30 or more days delinquency ratio for the Core portfolio as a whole was 0.4% at March 31, 2015. Also, at March 31, 2015, approximately 39.5% and 27.4% of our home equity loans and lines of credit were secured by properties in Ohio and Florida, respectively. Our 30 days or more delinquency ratios on those loans in Ohio and Florida at March 31, 2015 were 1.2% and 1.0%, respectively. Our 30 or more days delinquency ratio for the home equity loans and lines of credit portfolio as a whole at March 31, 2015 was 0.9%. While we focus our attention on, and are concerned with respect to the resolution of all loan delinquencies, our highest concern relates to loans that are secured by properties in Florida. The "Loan Portfolio Composition" portion of this Overview section and the “Allowance for Loan Losses” portion of the Critical Accounting Policies section that immediately follows this Overview, provides extensive details regarding our loan portfolio composition, delinquency statistics, our methodology in evaluating our loan loss provisions and the adequacy of our allowance for loan losses. In an effort to moderate the concentration of our credit risk exposure in individual states, particularly Ohio and Florida, we have utilized direct mail marketing, our internet site and our customer service call center to extend our lending activities to other attractive geographic locations. Currently, in addition to Ohio and Florida, we are actively lending in 19 other states and the District of Columbia, and as a result of that activity, the concentration ratios of the combined total of our residential, Core and construction loans held for investment for Ohio and Florida, as disclosed earlier in this paragraph, have trended downward from their September 30, 2010 levels when the concentrations were 79.1% in Ohio and 19.0% in Florida. Of the total mortgage and equity loan originations for the six months ended March 31, 2015, 40.6% are secured by properties in states other than Ohio or Florida. Although somewhat dissipating during the last two years, the lingering effects of the adverse economic conditions and market for real estate in Ohio and Florida that arose in connection with the financial crisis of 2008, continue to unfavorably impact the ability of borrowers in those areas to repay their loans.
Our residential Home Today loans are another area of credit risk concern. Although the principal balance in these     loans totaled $145.4 million at March 31, 2015, and constituted only 1.4% of our total “held for investment” loan portfolio balance, these loans comprised 24.2% and 25.2% of our 90 days or greater delinquencies and our total delinquencies, respectively, at that date. At March 31, 2015, approximately 95.4% and 4.4% of our residential, Home Today loans were secured by properties in Ohio and Florida, respectively. At March 31, 2015, the percentages of those loans delinquent 30 days or more in Ohio and Florida were 13.0% and 18.2%, respectively. The disparity between the portfolio composition ratio and delinquency composition ratio reflects the nature of the Home Today loans. We do not offer, and have not offered, loan products frequently considered to be designed to target sub-prime borrowers containing features such as higher fees or higher rates, negative amortization, or low initial payment features with adjustable interest rates. Our Home Today loans, the majority of which were entered into with borrowers that had credit profiles that would not have otherwise qualified for our loan products due to deficient credit scores, generally contained the same features as loans offered to our Core borrowers. The overriding objective of our Home Today lending, just as it is with our Core lending, was to create successful homeowners. We have attempted to manage our Home Today credit risk by requiring that borrowers attend pre- and post-borrowing financial management education and counseling and that the borrowers be referred to us by a sponsoring organization with which we have partnered. Further, to manage the credit aspect of these loans, inasmuch as the majority of these buyers do not have sufficient funds for required down payments, many loans include private mortgage insurance. At March 31, 2015, 37.2% of Home Today loans included private mortgage insurance coverage. From a peak recorded investment of $306.6 million at December 31, 2007, the total recorded investment of the Home Today portfolio has declined to $143.4 million at March 31, 2015. This trend generally reflects the evolving conditions in the mortgage real estate market and the tightening of standards imposed by issuers of private mortgage insurance. As part of our effort to manage credit risk, effective March 27, 2009, the Home Today underwriting guidelines were revised to be substantially the same as our traditional mortgage product. At March 31, 2015, the recorded investment in Home Today loans originated subsequent to March 27, 2009 was $2.5 million. Unless private mortgage insurance requirements loosen among other things, we expect the Home Today portfolio to continue to decline in balance due to contractual amortization.
Maintaining Access to Adequate Liquidity and Diverse Funding Sources. For most insured depositories, customer and community confidence are critical to their ability to maintain access to adequate liquidity and to conduct business in an orderly fashion. The Company believes that maintaining high levels of capital is one of the most important factors in nurturing customer and community confidence. Accordingly, we have managed the pace of our growth in a manner that reflects our emphasis on high capital levels. At March 31, 2015, the Association’s ratio of Tier 1 (leverage) capital to net average assets (a basic industry measure that deems 5.00% or above to represent a “well capitalized” status) was 12.09%. The Association's current Tier 1 (leverage) capital ratio is lower than its ratio at September 30, 2014 (13.47%), due primarily to:
•the implementation, effective January 1, 2015, of the modified calculation methodology for the Tier 1 (leverage) capital ratio related to the standardized approach of the Basel III capital framework for U.S. banking organizations ("Basel III Rules"). This computational change reduced our Tier 1 (leverage) capital ratio by an estimated 79 basis points. The new methodology specifies that the denominator of the ratio is defined as "net average assets" rather than "adjusted tangible assets", as had previously been the case. As more fully described below in this Part 1, Item 2. under the heading Comparison of Financial Condition at March 31, 2015 and September 30, 2014, the strategy to increase net income that we employed beginning October 1, 2014, increased the balance of our average assets during the quarter, but did not impact our adjusted tangible assets at quarter end, as used in the denominator of the previous methodology's calculation; and
• a $66 million cash dividend payment that the Association made to the Company, its sole shareholder, in December 2014 that reduced our Tier 1 (leverage) capital ratio by an estimated 55 basis points. The amount of the dividend was determined using regulatory guidelines that allow dividends in an amount that does not exceed the Association's current calendar year-to-date net income, plus the preceding two year's retained net income, less prior dividend payments made during that time frame. Because of its intercompany nature, this dividend payment did not impact the Company's consolidated capital ratios.
We expect to continue to remain a well capitalized institution.
In managing its level of liquidity, the Company monitors available funding sources, which include attracting new deposits (including brokered CDs), borrowings from others, the conversion of assets to cash and the generation of funds through profitable operations. The Company has traditionally relied on retail deposits as its primary means in meeting its funding needs. At March 31, 2015, deposits totaled $8.50 billion (including $477.1 million of brokered CDs), while borrowings totaled $1.67 billion and borrowers’ advances and servicing escrows totaled $131.8 million, combined. In evaluating funding sources, we consider many factors, including cost, duration, current availability, expected sustainability, impact on operations and capital levels.
To attract deposits, we offer our customers attractive rates of return on our deposit products. Our deposit products typically offer rates that are highly competitive with the rates on similar products offered by other financial institutions. We intend to continue this practice, subject to market conditions.
We preserve the availability of alternative funding sources through various mechanisms. First, by maintaining high capital levels, we retain the flexibility to increase our balance sheet size without jeopardizing our capital adequacy. Effectively, this permits us to increase the rates that we offer on our deposit products thereby attracting more potential customers. Second, we pledge available real estate mortgage loans and investment securities with the FHLB of Cincinnati and the FRB-Cleveland. At March 31, 2015, these collateral pledge support arrangements provide the ability to immediately borrow an additional $956.3 million from the FHLB of Cincinnati and $132.5 million from the FRB-Cleveland Discount Window. From the perspective of collateral value securing FHLB of Cincinnati advances, our capacity limit for additional borrowings beyond the immediately available limits at March 31, 2015 was $3.48 billion, subject to satisfaction of the FHLB of Cincinnati common stock ownership requirement. To satisfy the common stock ownership requirement we would need to increase our ownership of FHLB of Cincinnati common stock by an additional $69.7 million. Third, we invest in high quality marketable securities that exhibit limited market price variability, and to the extent that they are not needed as collateral for borrowings, can be sold in the institutional market and converted to cash. At March 31, 2015, our investment securities portfolio totaled $586.1 million. Finally, cash flows from operating activities have been a regular source of funds. During the six months ended March 31, 2015 and 2014, cash flows from operations totaled $48.4 million and $61.1 million, respectively.
Historically, a portion of the residential first mortgage loans that we originated were considered to be highly liquid as they were eligible for delivery/sale to Fannie Mae. However, due to delivery requirement changes imposed by Fannie Mae during and subsequent to the 2008 financial crisis, effective July 1, 2010, that was no longer an available source of liquidity. In response to Fannie Mae's delivery requirement changes, during fiscal 2013 we took the following measures: (1) we completed $276.9 million of non-agency eligible, whole loan sales, all on a servicing retained basis; and (2) we implemented certain loan origination changes required by Fannie Mae which resulted in our November 15, 2013 reinstatement as an approved seller to Fannie Mae. The non-agency sales which included both fixed-rate and Smart Rate loans, demonstrated that, with adequate lead time, the majority of our residential, first mortgage loan portfolio could be available for liquidity management purposes. Also, implementation of the loan origination changes required by Fannie Mae, to which a portion of our loan production will be subjected, elevates the level of liquidity available for those loans. At March 31, 2015, $1.1 million of agency eligible, long-term, fixed-rate HARP II first mortgage loans were classified as “held for sale”. During the six months ended March 31, 2015, $10.9 million of agency-compliant HARP II loans and $45.2 million of long-term, fixed-rate, agency-compliant, non-HARP II first mortgage loans were sold to Fannie Mae.
Overall, while customer and community confidence can never be assured, the Company believes that its liquidity is adequate and that it has adequate access to alternative funding sources.
Monitoring and Controlling Operating Expenses. We continue to focus on managing operating expenses. Our ratio of non-interest expense to average assets was 1.47% for the six months ended March 31, 2015 and 1.55% for the six months ended March 31, 2014. As of March 31, 2015, our average assets per full-time employee and our average deposits per full-time employee were $12.2 million and $8.5 million, respectively. We believe that each of these measures compares favorably with the averages for our peer group. Our average deposits held at our branch offices ($223.7 million per branch office as of March 31, 2015) contributes to our expense management efforts by limiting the overhead costs of serving our deposit customers. We will continue our efforts to control operating expenses as we grow our business.

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

	March 31, 2015		December 31, 2014		September 30, 2014		March 31, 2014
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential Core
Ohio	$5,930,611		$5,975,418		$5,986,801		$6,015,052
Florida	1,582,412		1,576,535		1,570,087		1,526,678
Other	1,615,600		1,444,149		1,271,951		944,971
Total Residential Core	9,128,623	83.1%	8,996,102	82.7%	8,828,839	82.2%	8,486,701	80.9%
Residential Home Today
Ohio	138,762		142,753		146,974		157,463
Florida	6,361		6,636		6,909		7,447
Other	304		307		313		316
Total Residential Home Today	145,427	1.4	149,696	1.5	154,196	1.5	165,226	1.6
Home equity loans and lines of credit
Ohio	654,729		667,802		675,911		687,660
Florida	453,234		465,426		475,375		506,132
California	213,794		212,393		213,309		216,995
Other	334,574		331,679		332,334		348,024
Total Home equity loans and lines of credit	1,656,331	15.1	1,677,300	15.4	1,696,929	15.8	1,758,811	16.8
Total Construction	44,949	0.4	48,899	0.4	57,104	0.5	70,236	0.7
Other consumer loans	3,874	—	4,636	—	4,721	—	4,076	—
Total loans receivable	10,979,204	100.0%	10,876,633	100.0%	10,741,789	100.0%	10,485,050	100.0%
Deferred loan expenses (fees), net	4,525		1,643		(1,155)		(7,913)
Loans in process	(25,068)		(27,795)		(28,585)		(36,928)
Allowance for loan losses	(77,093)		(79,762)		(81,362)		(83,391)
Total loans receivable, net	$10,881,568		$10,770,719		$10,630,687		$10,356,818

On March 31, 2015, the unpaid principal balance of our home equity loans and lines of credit portfolio consisted of $159.7 million in home equity loans (which included $138.3 million of home equity lines of credit, which are in the amortization period and no longer eligible to be drawn upon, and $1.1 million in bridge loans) and $1.50 billion in home equity lines of credit. The following table sets forth credit exposure, principal balance, percent delinquent 90 days or more, the mean CLTV percent at the time of origination and the current mean CLTV percent of our home equity loans, home equity lines of credit and bridge loan portfolio as of March 31, 2015. Home equity lines of credit in the draw period are reported according to geographic distribution.

	Credit Exposure	Principal Balance	Percent Delinquent 90 Days or More	Mean CLTV Percent at Origination (2)	Current Mean CLTV Percent (3)
	(Dollars in thousands)
Home equity lines of credit in draw period (by state)
Ohio	$1,209,293	$556,910	0.18%	60%	59%
Florida	614,570	431,907	0.37%	62%	71%
California	315,529	204,829	0.17%	66%	63%
Other (1)	529,912	302,957	0.33%	63%	65%
Total home equity lines of credit in draw period	2,669,304	1,496,603	0.26%	61%	63%
Home equity lines in repayment, home equity loans and bridge loans	159,728	159,728	2.31%	67%	50%
Total	$2,829,032	$1,656,331	0.46%	62%	61%
_________________

(1)	No individual other state has a committed or drawn balance greater than 10% of total equities nor 5% of total loans.

(2)	Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.

(3)
Current Mean CLTV is based on best available first mortgage and property values as of March 31, 2015. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.

At March 31, 2015, 43.0% of our home equity lending portfolio was either in a first lien position (25.6%), in a subordinate (second) lien position behind a first lien that we held (8.8%) or behind a first lien that was held by a loan that we serviced for others (8.6%). In addition, at March 31, 2015, 18.1% of our home equity line of credit portfolio in the draw period was making only the required minimum payment on their outstanding line balance.

The following table sets forth credit exposure, principal balance, percent delinquent 90 days or more, the mean CLTV percent at the time of origination and the current mean CLTV percent of our home equity loans, home equity lines of credit and bridge loan portfolio as of March 31, 2015. Home equity lines of credit in the draw period are stratified by the calendar year originated:

	Credit Exposure	Principal Balance	Percent Delinquent 90 Days or More	Mean CLTV Percent at Origination (1)	Current Mean CLTV Percent (2)
	(Dollars in thousands)
Home equity lines of credit in draw period
2005 and prior	$563,697	$303,131	0.34%	57%	58%
2006	223,206	141,885	0.57%	65%	72%
2007	347,999	238,401	0.36%	67%	74%
2008	739,473	465,492	0.25%	63%	64%
2009	297,190	145,564	0.07%	55%	57%
2010	25,161	10,909	—%	58%	53%
2011	232	165	—%	39%	50%
2012	27,184	11,884	—%	50%	46%
2013	79,032	35,874	—%	60%	53%
2014	275,159	112,136	—%	60%	58%
2015	90,971	31,162	—%	61%	60%
Total home equity lines of credit in draw period	2,669,304	1,496,603	0.26%	61%	63%
Home equity lines in repayment, home equity loans and bridge loans	159,728	159,728	2.31%	67%	50%
Total	$2,829,032	$1,656,331	0.46%	62%	61%
_________________

(1)	Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.

(2)
Current Mean CLTV is based on best available first mortgage and property values as of March 31, 2015. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.

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

The following table sets forth by fiscal year that the draw period expires, the principal balance of home equity lines of credit in the draw period as of March 31, 2015, segregated by the current combined LTV range.

	Current CLTV Category
Home equity lines of credit in draw period (by End of Draw Fiscal Year):	< 80%	80 - 89.9%	90 - 100%	>100%	Unknown (2)	Total
	(Dollars in thousands)
2015	$26,285	$4,852	$4,704	$3,105	$386	$39,332
2016	79,671	19,815	17,043	33,428	788	150,745
2017	129,614	32,821	28,664	54,963	3,832	249,894
2018 (1)	380,633	82,383	52,351	50,600	8,066	574,033
2019 (1)	328,847	42,175	8,535	4,290	6,113	389,960
2020 (1)	87,581	3,690	360	296	503	92,430
Post 2020	117	43	—	—	49	209
Total	$1,032,748	$185,779	$111,657	$146,682	$19,737	$1,496,603
______________________

(1)
Home equity lines of credit whose draw period ends in fiscal years 2018, 2019, and 2020 include $18,598, $92,877, and $62,296 respectively, of lines where the customer has an amortizing payment during the draw period.

(2)	Market data necessary for stratification is not readily available.
As shown in the origination by year table, which is the second preceding table above, the percents of loans delinquent 90 days or more (seriously delinquent) originated during the years preceding the 2008 financial and housing crisis are comparatively higher than the years following 2008. Those years saw rapidly increasing housing prices, especially in our Florida market. As the housing prices declined along with the general economic downturn and higher levels of unemployment that accompanied the 2008 financial crisis, we see that reflected in delinquencies for those years. Home equity lines of credit originated during those years also saw higher loan amounts, higher permitted loan-to-value ratios, and lower credit scores. Reflective of the general decrease in housing values since 2006 and through the aftermath of the 2008 financial crisis, current mean CLTV percentages remain higher than the mean CLTV percentages at origination.
As described above, in light of the past and continuing weakness in the housing market, the current level of delinquencies and the uncertainty with respect to future employment levels and economic prospects, we currently conduct an expanded loan level evaluation of our equity lines of credit which are delinquent 90 days or more.

The following table sets forth the breakdown of current mean CLTV percentages for our home equity lines of credit in the draw period as of March 31, 2015.

	Credit Exposure	Principal Balance	Percent of Total	Percent Delinquent 90 Days or More	Mean CLTV Percent at Origination (2)	Current Mean CLTV Percent (3)
	(Dollars in thousands)
Home equity lines of credit in draw period (by current mean CLTV)
< 80%	$2,062,561	$1,032,747	69.0%	0.19%	56%	54%
80 - 89.9%	272,727	185,779	12.4%	0.48%	78%	84%
90 - 100%	139,563	111,657	7.5%	0.32%	80%	94%
> 100%	159,401	146,682	9.8%	0.31%	81%	120%
Unknown (1)	35,052	19,738	1.3%	1.21%	55%	(1)
	$2,669,304	$1,496,603	100.0%	0.26%	61%	63%
_________________

(1)	Market data necessary for stratification is not readily available.

(2)	Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.

(3)
Current Mean CLTV is based on best available first mortgage and property values as of March 31, 2015. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.

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
	(Dollars in thousands)
March 31, 2015
Real estate loans:
Residential Core
Ohio	102	$9,026	223	$19,972	325	$28,998
Florida	7	885	96	9,865	103	10,750
Other	—	—	8	1,066	8	1,066
Total Residential Core	109	9,911	327	30,903	436	40,814
Residential Home Today
Ohio	108	6,290	289	11,553	397	17,843
Florida	5	372	13	772	18	1,144
Kentucky	1	42	—	—	1	42
Total Residential Home Today	114	6,704	302	12,325	416	19,029
Home equity loans and lines of credit
Ohio	139	3,969	201	3,614	340	7,583
Florida	49	2,540	160	1,912	209	4,452
California	8	664	16	436	24	1,100
Other	21	762	63	1,654	84	2,416
Total Home equity loans and lines of credit	217	7,935	440	7,616	657	15,551
Construction	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—
Total	440	$24,550	1,069	$50,844	1,509	$75,394

	Loans Delinquent for				Total
	30-89 Days		90 Days or More
	Number	Amount	Number	Amount	Number	Amount
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
	(Dollars in thousands)
March 31, 2014
Real estate loans:
Residential Core
Ohio	119	$13,179	284	$24,842	403	$38,021
Florida	16	2,777	178	19,222	194	21,999
Kentucky	3	245	1	327	4	572
Total Residential Core	138	16,201	463	44,391	601	60,592
Residential Home Today
Ohio	146	8,583	348	15,500	494	24,083
Florida	3	283	15	722	18	1,005
Total Residential Home Today	149	8,866	363	16,222	512	25,088
Home equity loans and lines of credit
Ohio	126	3,579	233	5,198	359	8,777
Florida	55	3,845	187	4,114	242	7,959
California	10	635	22	1,041	32	1,676
Other	22	1,185	63	2,754	85	3,939
Total Home equity loans and lines of credit	213	9,244	505	13,107	718	22,351
Construction	—	—	3	151	3	151
Other consumer loans	—	—	—	—	—	—
Total	500	$34,311	1,334	$73,871	1,834	$108,182
Loans delinquent 90 days or more remained at 0.5% of total net loans at March 31, 2015 compared to December 31, 2014, and decreased 0.2% from 0.7% at March 31, 2014. Loans delinquent 30 to 89 days decreased 0.1% to 0.2% of total net loans at March 31, 2015 from both December 31, 2014 and March 31, 2014. During the last several years, the inability of borrowers to repay their loans has been primarily a result of high unemployment and uncertain economic prospects in our primary lending markets. Although regional employment levels have improved, we believe the breadth and sustainability of the economic recovery has slowed and, accordingly, some borrowers who were current on their loans at March 31, 2015 may experience payment problems in the future. The excess number of housing units available for sale in certain segments of the market today also may limit a borrower’s ability to sell a home he or she can no longer afford. In many Florida areas, although housing values have recovered to a certain extent over the past year, values remain depressed from the state’s market peak which may limit a borrower’s ability to sell a home at a price that equals or exceeds the balance of the outstanding mortgage indebtedness.

Non-Performing Assets and Troubled Debt Restructurings. The following table sets forth the recorded investments and categories of our non-performing assets and TDRs at the dates indicated.

	March 31, 2015	December 31, 2014	September 30, 2014	March 31, 2014
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
Residential Core	$71,180	$73,585	$79,388	$80,915
Residential Home Today	26,455	28,249	29,960	31,469
Home equity loans and lines of credit	24,658	25,005	26,189	30,162
Construction	—	—	—	151
Other consumer loans	—	—	—	—
Total non-accrual loans (1)(2)	122,293	126,839	135,537	142,697
Real estate owned	20,278	21,984	21,768	19,912
Other non-performing assets	—	—	—	—
Total non-performing assets	$142,571	$148,823	$157,305	$162,609
Ratios:
Total non-accrual loans to total loans	1.12%	1.17%	1.27%	1.37%
Total non-accrual loans to total assets	1.01%	1.05%	1.15%	1.24%
Total non-performing assets to total assets	1.18%	1.23%	1.33%	1.41%
TDRs: (not included in non-accrual loans above)
Real estate loans:
Residential Core	$61,099	$60,806	$59,630	$58,842
Residential Home Today	37,404	38,292	39,148	42,066
Home equity loans and lines of credit	9,094	8,960	8,117	7,303
Construction	—	—	—	—
Other consumer loans	—	—	—	—
Total	$107,597	$108,058	$106,895	$108,211
_________________

(1)
Totals at March 31, 2015, December 31, 2014, September 30, 2014 and March 31, 2014, include $57.7 million, $57.4 million, $58.7 million and $54.9 million, respectively, in TDRs, which are less than 90 days past due but included with nonaccrual loans for a minimum period of six months from the restructuring date due to their non-accrual status prior to restructuring, because they have been partially charged off, or because all borrowers have been discharged of their obligation through a Chapter 7 bankruptcy.

(2)
Includes $19.0 million, $19.1 million, $20.9 million and $26.6 million in TDRs that are 90 days or more past due at March 31, 2015, December 31, 2014, September 30, 2014 and March 31, 2014, respectively.

The gross interest income that would have been recorded during the six months ended March 31, 2015 and March 31, 2014 on non-accrual loans if they had been accruing during the entire period and TDRs if they had been current and performing in accordance with their original terms during the entire period was $6.6 million and $6.7 million, respectively. The interest income recognized on those loans included in net income for the six months ended March 31, 2015 and March 31, 2014 was $3.2 million and $3.4 million, respectively.
At March 31, 2015, December 31, 2014, September 30, 2014 and March 31, 2014, the recorded investment of impaired loans includes accruing TDRs and loans that are returned to accrual status when contractual payments are less than 90 days past due. These loans continue to be individually evaluated for impairment until at a minimum, contractual payments are less than 30 days past due. Also, the recorded investment of non-accrual loans includes loans that are not included in the recorded investment of impaired loans because they are included in loans collectively evaluated for impairment.

The table below sets forth the recorded investments and categories between non-accrual loans and impaired loans at the dates indicated.

	March 31, 2015	December 31, 2014	September 30, 2014	March 31, 2014
	(Dollars in thousands)
Non-Accrual Loans	$122,293	$126,839	$135,537	$142,697
Accruing TDRs	107,597	108,057	106,895	108,211
Performing Impaired	5,417	6,145	5,389	7,184
Collectively Evaluated	(11,646)	(12,411)	(14,435)	(13,314)
Total Impaired loans	$223,661	$228,630	$233,386	$244,778
In response to the economic challenges facing many borrowers, the Association continues to restructure loans, resulting in $184.3 million of total TDRs (accrual and non-accrual) recorded at March 31, 2015. There was a $2.1 million decrease in the recorded investment of TDRs from September 30, 2014 and a $5.4 million decrease in the aggregate balance from March 31, 2014.
Loan restructuring is a method used to help families keep their homes and preserve our neighborhoods. This involves making changes to the borrowers’ loan terms through interest rate reductions, either for a specific period or for the remaining term of the loan; term extensions, including beyond that provided in the original agreement; principal forgiveness; capitalization of delinquent payments in special situations; or some combination of the above. Loans discharged through Chapter 7 bankruptcy are also reported as TDRs per OCC interpretive guidance issued in July 2012. For discussion on impairment measurement, see Note 4 to the Unaudited Interim Consolidated Financial Statements: LOANS AND ALLOWANCE FOR LOAN LOSSES.

The following table sets forth the recorded investment in accrual and non-accrual TDRs, by the types of concessions granted, as of March 31, 2015.

	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Restructurings	Bankruptcy	Total
	(In thousands)
Accrual
Residential Core	$14,767	$698	$7,989	$17,989	$11,340	$8,316	$61,099
Residential Home Today	6,227	—	4,175	11,784	14,072	1,146	37,404
Home equity loans and lines of credit	102	2,407	317	1,789	352	4,127	9,094
Construction	—	—	—	—	—	—	—
Total	$21,096	$3,105	$12,481	$31,562	$25,764	$13,589	$107,597
Non-Accrual, Performing
Residential Core	$1,450	$160	$205	$3,472	$9,520	$20,647	$35,454
Residential Home Today	1,253	11	671	1,117	4,980	3,652	11,684
Home equity loans and lines of credit	—	146	127	426	413	9,450	10,562
Construction	—	—	—	—	—	—	—
Total	$2,703	$317	$1,003	$5,015	$14,913	$33,749	$57,700
Non-Accrual, Non-Performing
Residential Core	$708	$229	$1,083	$686	$2,049	$4,976	$9,731
Residential Home Today	1,186	49	1,490	445	3,827	1,769	8,766
Home equity loans and lines of credit	—	—	—	—	—	513	513
Construction	—	—	—	—	—	—	—
Total	$1,894	$278	$2,573	$1,131	$5,876	$7,258	$19,010
TDRs
Residential Core	$16,925	$1,087	$9,277	$22,147	$22,909	$33,939	$106,284
Residential Home Today	8,666	60	6,336	13,346	22,879	6,567	57,854
Home equity loans and lines of credit	102	2,553	444	2,215	765	14,090	20,169
Construction	—	—	—	—	—	—	—
Total	$25,693	$3,700	$16,057	$37,708	$46,553	$54,596	$184,307
TDRs in accrual status are loans accruing interest and performing according to the terms of the restructuring. To be performing, a loan must be less than 90 days past due as of the report date. Non-accrual, performing status indicates that a loan was not accruing interest at the time of restructuring, continues to not accrue interest and is performing according to the terms of the restructuring, but has not been current for at least six consecutive months since its restructuring, has a partial charge-off, or is being classified as non-accrual per the OCC guidance on loans in Chapter 7 bankruptcy status, where all borrowers have filed and have not reaffirmed or been dismissed. Non-accrual, non-performing status includes loans that are not accruing interest because they are greater than 90 days past due and therefore not performing according to the terms of the restructuring.
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

(1)
individual valuation allowances established for any impaired loans dependent on cash flows, such as performing TDRs, and IVAs related to a portion of the allowance on loans individually reviewed that represents further deterioration in the fair value of the collateral not yet identified as uncollectible; and

(2)
general valuation allowances, which are comprised of quantitative GVAs, which are general allowances for loan losses for each loan type based on historical loan loss experience and qualitative GVAs, which are adjustments to the quantitative GVAs, maintained to cover uncertainties that affect our estimate of incurred probable losses for each loan type.

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

•
changes in the volume or severity of past due loans, volume of nonaccrual loans, or the volume and severity of adversely classified loans including the trending of delinquency statistics (both current and historical), historical loan loss experience and trends, the frequency and magnitude of multiple restructurings of loans previously the subject of TDRs, and uncertainty surrounding borrowers’ ability to recover from temporary hardships for which short-term loan restructurings are granted;

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
When loan restructurings qualify as TDRs and the loans are performing according to the terms of the restructuring, we record an IVA based on the present value of expected future cash flows, which includes a factor for subsequent potential defaults, discounted at the effective interest rate of the original loan contract. Potential defaults are distinguished from multiple restructurings as borrowers who default are generally not eligible for subsequent restructurings. At March 31, 2015, the balance of such individual valuation allowances was $14.6 million. In instances when loans require more than one restructuring, additional valuation allowances may be required. The new valuation allowance on a loan that has been restructured more than once, is calculated based on the present value of the expected cash flows, discounted at the effective interest rate of the original loan contract, considering the new terms of the restructured agreement. Due to the immaterial amount of this exposure to date, we continue to capture this exposure as a component of our qualitative GVA evaluation. The significance of this exposure will be monitored and if warranted, we will enhance our loan loss methodology to include a new default factor (developed to reflect the estimated impact to the balance of the allowance for loan losses that will occur as a result of subsequent future restructurings) that will be assessed against all loans reviewed collectively. If new default factors are implemented, the qualitative GVA methodology will be adjusted to preclude duplicative loss consideration.

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
Home equity loans and lines of credit generally have higher credit risk than traditional residential mortgage loans. These loans and credit lines are usually in a second lien position and when combined with the first mortgage, result in generally higher overall loan-to-value ratios. In a stressed housing market with high delinquencies and eroded housing prices, as arose beginning in 2008, these higher loan-to-value ratios represent a greater risk of loss to the Company. A borrower with more equity in the property has more of a vested interest in keeping the loan current compared to a borrower with little or no equity in the property. In light of the past weakness in the housing market, the historical level of delinquencies and the current uncertainty with respect to future employment levels and economic prospects, we currently conduct an expanded loan level evaluation of our home equity loans and lines of credit, including bridge loans, which are delinquent 90 days or more. This expanded evaluation is in addition to our traditional evaluation procedures. Our home equity loans and lines of credit portfolio continues to comprise a significant portion of our net charge-offs, although the level of home equity loans and lines of credit charge-offs has receded over the last year from levels previously experienced. At March 31, 2015, we had a recorded investment of $1.66 billion in home equity loans and equity lines of credit outstanding, 0.5% of which were 90 days or more past due.
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

	March 31, 2015			December 31, 2014
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)			(Dollars in thousands)
Real estate loans:
Residential Core	$28,507	37.0%	83.1%	$28,717	36.0%	82.7%
Residential Home Today	12,578	16.3	1.4	16,434	20.6	1.5
Home equity loans and lines of credit	35,990	46.7	15.1	34,595	43.4	15.4
Construction	18	—	0.4	16	—	0.4
Other consumer loans	—	—	—	—	—	—
Total allowance	$77,093	100.0%	100.0%	$79,762	100.0%	100.0%

	September 30, 2014			March 31, 2014
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)			(Dollars in thousands)
Real estate loans:
Residential Core	$31,080	38.2%	82.2%	$32,642	39.1%	80.9%
Residential Home Today	16,424	20.2	1.5	16,919	20.3	1.6
Home equity loans and lines of credit	33,831	41.6	15.8	33,785	40.5	16.8
Construction	27	—	0.5	45	0.1	0.7
Other consumer loans	—	—	—	—	—	—
Total allowance	$81,362	100.0%	100.0%	$83,391	100.0%	100.0%

The following table sets forth activity in our allowance for loan losses segregated by geographic location for the periods indicated. The majority of our construction loan portfolio is secured by properties located in Ohio and the balances of other consumer loans are considered immaterial, therefore neither is segregated by geography.

	As of and For the Three Months Ended March 31,		As of and For the Six Months Ended March 31,
	2015	2014	2015	2014
	(Dollars in thousands)
Allowance balance (beginning of the period)	$79,762	$85,282	$81,362	$92,537
Charge-offs:
Real estate loans:
Residential Core
Ohio	1,461	2,031	2,421	5,608
Florida	877	1,669	1,159	5,543
Other	578	7	604	32
Total Residential Core	2,916	3,707	4,184	11,183
Residential Home Today
Ohio	607	2,364	1,537	5,281
Florida	(26)	24	126	40
Total Residential Home Today	581	2,388	1,663	5,321
Home equity loans and lines of credit
Ohio	1,175	1,112	2,849	2,826
Florida	1,379	2,140	2,762	4,246
California	242	335	308	745
Other	328	671	834	1,118
Total Home equity loans and lines of credit	3,124	4,258	6,753	8,935
Construction	—	—	—	41
Other consumer loans	—	—	—	—
Total charge-offs	6,621	10,353	12,600	25,480
Recoveries:
Real estate loans:
Residential Core	1,391	1,022	2,020	1,452
Residential Home Today	262	1,240	430	1,347
Home equity loans and lines of credit	1,298	1,192	2,711	2,521
Construction	1	8	170	14
Other consumer loans	—	—	—	—
Total recoveries	2,952	3,462	5,331	5,334
Net charge-offs	(3,669)	(6,891)	(7,269)	(20,146)
Provision for loan losses	1,000	5,000	3,000	11,000
Allowance balance (end of the period)	$77,093	$83,391	$77,093	$83,391
Ratios:
Net charge-offs (annualized) to average loans outstanding	0.13%	0.27%	0.13%	0.39%
Allowance for loan losses to non-accrual loans at end of the year	63.04%	58.44%	63.04%	58.44%
Allowance for loan losses to the total recorded investment in loans at end of the period	0.70%	0.80%	0.70%	0.80%
The net charge-offs of $7.3 million during the six months ended March 31, 2015 decreased from $20.1 million during the six months ended March 31, 2014, as credit quality continued to improve during the current fiscal year. Also, during the quarter ended December 31, 2013, a new practice of charging off the remaining balance of loans that remained delinquent for at least 1,500 days as a result of stalled foreclosure processes was implemented. Of the residential charge-offs during the six months ended March 31, 2014, $5.3 million were attributable to full charge-offs of loans 1,500 days past due. During the quarter ended March 31, 2014, $1.3 million in recoveries were recorded representing the cumulative one-time payment received as a result of

PMIC increasing the cash percentage of the partial claim payment plan from 55% to 67%. The remaining net charge-offs for the six months ended March 31, 2014 were $16.1 million, resulting in a net decrease of $8.8 million for the six months ended March 31, 2015 from the adjusted net charge-offs during the six months ended March 31, 2014.
We continue to evaluate loans becoming delinquent for potential losses and record provisions for our estimate of those losses. We expect a moderate level of charge-offs to continue as the delinquent loans are resolved in the future and uncollected balances are charged against the allowance.
During the three months ended March 31, 2015, the total allowance for loan losses decreased $2.7 million, to $77.1 million from $79.8 million at December 31, 2014, as we recorded a $1.0 million provision for loan losses, which was less than the actual net charge-offs of $3.7 million for the quarter. The allowance for loan losses related to loans evaluated collectively decreased by $2.2 million during the quarter ended March 31, 2015, and the allowance for loan losses related to loans evaluated individually decreased by $0.5 million. Refer to the "activity in the allowance for loan losses" and "analysis of the allowance for loan losses" tables in Note 4 of the Notes to the Unaudited Interim Consolidated Financial Statements for more information. Other than the less significant construction and other consumer loans segments, changes during the three months ended March 31, 2015 in the balances of the GVAs, excluding changes in IVAs, related to the significant loan segments are described as follows:

•
Residential Core – The total balance of this segment of the loan portfolio increased 1.5% or $135.1 million during the quarter, while the total allowance for loan losses for this segment decreased 0.7% or $0.2 million. The portion of this loan segment’s allowance for loan losses that was determined by evaluating groups of loans collectively (i.e. those loans that were not individually evaluated), decreased 7.9%, or $1.6 million, to $18.7 million at March 31, 2015 from $20.3 million at December 31, 2014. The ratio of this portion of the allowance for loan losses to the total balance of loans in this loan segment that were evaluated collectively, decreased to 0.21% at March 31, 2015 from 0.23% at December 31, 2014. Total delinquencies decreased 17.1% to $40.8 million at March 31, 2015 from $49.2 million at December 31, 2014. While loans 90 or more days delinquent decreased 7.4% to $30.9 million at March 31, 2015 from $33.4 million at December 31, 2014, loans 30 to 89 days delinquent decreased by 37.5%, or $5.9 million. The positive trending in the amount of net charge-offs continued as net charge-offs for the quarter ended March 31, 2015 were less at $1.5 million as compared to $2.7 million during the quarter ended March 31, 2014. The credit profile of this portfolio segment improved during the quarter due to the addition of high credit quality, residential first mortgage loans. As there continues to be a consistent improving trend in this portfolio, reductions in the allowance are warranted.

•
Residential Home Today – The total balance of this segment of the loan portfolio decreased 2.8% or $4.2 million as new originations have effectively stopped since the imposition of more restrictive lending requirements in 2009. The total allowance for loan losses for this segment decreased from $16.4 million at the prior quarter to $12.6 million at March 31, 2015. The portion of this loan segment’s allowance for loan losses that was determined by evaluating groups of loans collectively (i.e. those loans that were not individually evaluated), decreased by 20.9% to $8.4 million at March 31, 2015 from $10.6 million at December 31, 2014. Similarly, the ratio of this portion of the allowance to the total balance of loans in this loan segment that were evaluated collectively, decreased 2.3% to 10.5% at March 31, 2015 from 12.8% at December 31, 2014. Total delinquencies decreased to $19.0 million at March 31, 2015 from $24.4 million at December 31, 2014. While delinquencies greater than 90 days decreased to $12.3 million from $13.7 million during the same period, loans 30 to 89 days delinquent decreased by 37.5%, or $4.0 million. Net charge-offs were less at $0.3 million during the quarter ended March 31, 2015, as compared to $1.1 million during the quarter ended March 31, 2014. The allowance for this portfolio fluctuates based on not only the generally declining portfolio balance, but also on the credit profile trends in this portfolio. This portfolio's allowance decreased this quarter based on the decrease in the Home Today balance yet continued depressed home values remain in this portfolio.

•
Home Equity Loans and Lines of Credit – The total balance of this segment of the loan portfolio decreased 1.2% or $20.5 million to $1.66 billion at March 31, 2015 from $1.69 billion at December 31, 2014. The total allowance for loan losses for this segment increased 4.0% to $36.0 million from $34.6 million at December 31, 2014. During the quarter ended March 31, 2015, the portion of this loan segment's allowance for loan losses that was determined by evaluating groups of loans collectively (i.e. those loans that were not individually evaluated) increased by $1.6 million, or 4.7%, to $35.4 million from $33.9 million at December 31, 2014. The ratio of this portion of the allowance to the total balance of loans in this loan segment that were evaluated collectively also increased to 2.2% at March 31, 2015 from 2.1% at December 31, 2014. Total delinquencies for this portfolio segment decreased 4.7% to $15.6 million at March 31, 2015 as compared to $16.3 million at December 31, 2014. Delinquencies greater than 90 days decreased 1.2% to $7.6 million at March 31, 2015 from $7.7 million at December 31, 2014, while 30 to 89 day delinquent loans decreased 7.8% to $7.9 million at March 31, 2015 from $8.6 million at the prior quarter end. Net charge-offs for this loan segment during the current quarter were less at $1.8 million as compared to $3.1 million for the quarter ended March 31, 2014. While there were some improvements in the credit metrics of this portfolio during the quarter, the allowance considers the adverse impact of potential payment increases that will be faced by borrowers as home equity lines of credit near the end of their draw periods, and as a result, the allowance for this loan segment remains elevated.
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
The amount and timing of mortgage servicing rights amortization is adjusted monthly based on actual results. In addition, on a quarterly basis, we perform a valuation review of mortgage servicing rights for potential decreases in value. This quarterly valuation review entails applying current assumptions to the portfolio classified by interest rates and, secondarily, by prepayment characteristics. At March 31, 2015, the capitalized value of our right to service $2.33 billion of loans for others was $10.7 million, or 0.46% of the serviced loan portfolio, and was based on an estimated weighted-average life of 4.4 years. Activity in the balance of mortgage servicing rights is summarized as follows:

	Three Months Ended
	March 31, 2015			March 31, 2014
	Mortgage Servicing Rights	Valuation Allowance	Net	Mortgage Servicing Rights	Valuation Allowance	Net
	(Dollars in thousands)
Balance - beginning of period	$11,229	$—	$11,229	$13,391	$—	$13,391
Additions from loan securitizations/sales	167		167	104		104
Amortization	(655)		(655)	(650)		(650)
Net change in valuation allowance		—	—		—	—
Balance - end of period	$10,741	$—	$10,741	$12,845	$—	$12,845
Fair value of capitalized amounts			$22,174			$29,469

	Six Months Ended
	March 31, 2015			March 31, 2014
	Mortgage Servicing Rights	Valuation Allowance	Net	Mortgage Servicing Rights	Valuation Allowance	Net
	(Dollars in thousands)
Balance - beginning of period	$11,669	$—	$11,669	$14,074	$—	$14,074
Additions from loan securitizations/sales	303		303	213		213
Amortization	(1,231)		(1,231)	(1,442)		(1,442)
Net change in valuation allowance		—	—		—	—
Balance - end of period	$10,741	$—	$10,741	$12,845	$—	$12,845
Fair value of capitalized amounts			$22,174			$29,469

At March 31, 2015, substantially all of the 25,408 loans serviced for Fannie Mae and others were performing in accordance with their contractual terms and management believes that it has no material repurchase obligations associated with these loans. The following table summarizes our repurchases and loss reimbursements to investors, charges related to default servicing non-compliance and compensatory fees incurred during the indicated periods. All transactions, except for the fiscal 2015 loan repurchase, were related to loans serviced for Fannie Mae. There were no material repurchase or loss reimbursement requests outstanding at March 31, 2015. An accrual for $0.9 million remains available to cover probable losses. On November 7, 2013, the Association entered into a resolution agreement with Fannie Mae pursuant to which, on November 14, 2013, the Association remitted $3.1 million to Fannie Mae. The remittance amount included $0.4 million related to outstanding mortgage insurance claim payments on 42 loans. Under the terms of the resolution agreement, Fannie Mae withdrew all outstanding repurchase and make-whole demands and generally waived its right to enforce future repurchase obligations with respect to all mortgage loans (approximately 23,400 active loans or loans with a remaining balance) that were originated by the Association between January 1, 2000 and December 31, 2008 and delivered to Fannie Mae prior to January 1, 2009. The Association believes that by entering into this resolution agreement, a potentially large uncertainty with respect to future performance has been substantially reduced.

	Three Months Ended
	March 31, 2015			March 31, 2014
	Number of Loans	Balance	Losses or Charges Incurred	Number of Loans	Balance	Losses or Charges Incurred
	(Dollars in thousands)
Repurchased loans:
Non-recourse, non-performing loans (1)	1	$521	$194	—	$—	$—
Compensatory fees related to default servicing (3)	—	—	30	—	—	9
	1	$521	$224	—	$—	$9

	Six Months Ended
	March 31, 2015			March 31, 2014
	Number of Loans	Balance	Losses or Charges Incurred	Number of Loans	Balance	Losses or Charges Incurred
	(Dollars in thousands)
Repurchased loans:
Non-recourse, non-performing loans (1)	1	$521	$194	—	$—	$—
Post-disposition file reviews (2)	—	—	—	1	—	51
Compensatory fees related to default servicing (3)	—	—	52	—	—	95
	1	$521	$246	1	$—	$146
_________________

(1)	Repurchase of this non-recourse, non performing loan was attributed to servicing non-compliance.

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
Income Taxes. We consider accounting for income taxes a critical accounting policy due to the subjective nature of certain estimates that are involved in the calculation. We use the asset/liability method of accounting for income taxes in which deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. We must assess the realization of the deferred tax asset and, to the extent that we believe that recovery is not likely, a valuation allowance is established. Adjustments to increase or decrease existing valuation allowances, if any, are charged or credited, respectively, to income tax expense. At March 31, 2015, no valuation allowances were outstanding and even though we have determined a valuation allowance is not required for deferred tax assets at March 31, 2015, there is no guarantee that those assets will be recognizable in the future.
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

Comparison of Financial Condition at March 31, 2015 and September 30, 2014
Total assets increased $330.5 million, or 3%, to $12.13 billion at March 31, 2015 from $11.80 billion at September 30, 2014. This increase was primarily the result of increases in the balances of loans held for investment, cash and cash equivalents, FHLB stock and investment securities.
Cash and cash equivalents increased $39.3 million, or 22%, to $220.7 million at March 31, 2015 from $181.4 million at September 30, 2014 and reflects the decision to maintain higher liquidity.
Investment securities increased $17.2 million, or 3%, to $586.1 million at March 31, 2015 from $568.9 million at September 30, 2014 as the Company also increased liquidity by allocating additional funds to the comparatively higher yields provided by investment securities when compared to the yields provided by cash and cash equivalents. Purchases of $83.0 million exceeded $69.9 million in principal paydowns and $2.6 million of net acquisition premium amortization that occurred in the mortgage-backed securities portfolio during the six months ended March 31, 2015. There were no sales of investment securities during the six months ended March 31, 2015.
Loans held for investment, net, increased $250.9 million, or 2%, to $10.88 billion at March 31, 2015 from $10.63 billion at September 30, 2014. Residential mortgage loans increased $291.0 million, or 3%, to $9.27 billion at March 31, 2015. The increase in residential mortgage loans was partially offset by the negative impact of $3.4 million in net charge-offs during the six months ended March 31, 2015. The total allowance for loan losses decreased $4.3 million, or 5%, to $77.1 million at March 31, 2015 from $81.4 million at September 30, 2014, primarily reflecting improved credit metrics, including reduced net charge-offs and lower loan delinquencies. During the six months ended March 31, 2015, $462.5 million of three- and five-year “SmartRate” loans were originated while $549.4 million of 10-, 15-, and 30-year fixed-rate first mortgage loans were originated. These fixed-rate originations were partially offset by paydowns and fixed-rate loan sales. Between September 30, 2014 and March 31, 2015 the total fixed-rate portion of first mortgage loan portfolio increased $87.4 million and was comprised of an increase of $197.0 million in the balance of fixed-rate loans with original terms of 10 years or less and a decrease of $109.6 million in the balance of fixed-rate loans with original terms greater than 10 years. Historically, the preponderance of our new loan originations was comprised of fixed-rate loans with original terms greater than 10 years which were frequently offset by fixed-rate loan sales. During the six months ended March 31, 2015, we completed $56.1 million in loan sales to Fannie Mae, which included $10.9 million of agency-compliant HARP II loans and $45.2 million of long-term, fixed-rate, agency-compliant, non-HARP II first mortgage loans. The relatively low volume of long-term, fixed-rate first mortgage loan sales since June 30, 2010 reflects the impact of changes imposed by Fannie Mae, the Association’s primary loan investor, related to requirements for loans that it accepts, as well as the strategy of originating adjustable-rate loans and fixed-rate loans with original terms of 10 years or less with the expectation that such loans would be carried as held for investment loans on our balance sheet. The sale of non-HARP II loans in the current fiscal year is the result of our implementation of certain loan origination changes required by Fannie Mae, and which resulted in our November 15, 2013 reinstatement as an approved seller to Fannie Mae. Refer to the Controlling Our Interest Rate Risk Exposure section of the Overview for additional discussion regarding loan sales to Fannie Mae and our management of interest rate risk.
Partially offsetting the increase in residential mortgage loans was a $40.6 million decrease in home equity loans and lines of credit during the current period as repayments exceeded new originations and additional draws on existing accounts. Between June 28, 2010 and March 20, 2012, we suspended the acceptance of new home equity loan and line of credit applications with the exception of bridge loans. Beginning in March, 2012, we offered redesigned home equity lines of credit to qualifying existing home equity customers, subject to certain property and credit performance conditions. At March 31, 2015, the recorded investment related to home equity lines of credit originated subsequent to March 20, 2012, totaled $195.9 million. At March 31, 2015, pending commitments to extend new home equity lines of credit to our existing customers totaled $36.5 million. Refer to the Controlling Our Interest Rate Risk Exposure section of the Overview for additional information.
Our investment in FHLB stock increased $29.1 million, or 72%, to $69.5 million at March 31, 2015 from $40.4 million at September 30, 2014. The increase relates to our strategy to increase net income that was implemented effective October 1, 2014. This strategy involves borrowing, on an overnight basis, approximately $1.00 billion of additional funds from the FHLB at the beginning of the quarter and repaying it prior to the quarter end. The proceeds of the borrowings, net of the required investment in FHLB stock, were deposited at the Federal Reserve. The increased borrowings necessitated the additional purchases of FHLB stock, which remained outstanding over the quarter end. We expect to continue this strategy for as long as it is effective in increasing net income.
Deposits decreased $153.0 million, or 2%, to $8.50 billion at March 31, 2015 from $8.65 billion at September 30, 2014. The decrease in deposits resulted primarily from a $155.9 million decrease in CDs, combined with a $19.7 million decrease in high-yield savings accounts (a subcategory of savings accounts) partially offset by a $21.2 million increase in high-yield checking accounts (a subcategory of our negotiable order of withdrawal accounts). The change in CDs is attributed to a $275.9 million net decrease in our traditional CDs partially offset by a $120.0 million increase in brokered CDs acquired in the current period. We believe that our high-yield savings accounts as well as our high-yield checking accounts provide a stable source of funds. In addition, our high-yield savings accounts are expected to reprice in a manner similar to our home equity lending products, and, therefore, assist us in managing interest rate risk. The balance of brokered CDs at March 31, 2015 was $477.1 million.
Borrowed funds, all from the FHLB of Cincinnati, increased $529.1 million or 46%, to $1.67 billion at March 31, 2015 from $1.14 billion at September 30, 2014. The increase reflects an additional $300.3 million of mainly four- to five-year term advances and a $239.0 million increase in lower cost, short-term borrowings, offset by principal repayments on maturing term advances. The increase in advances, was used primarily to fund loan growth, increase liquidity, purchase FHLB stock and to supplement the decrease in deposits. Also, intra-quarter, overnight advances from the FHLB were used to fund the strategy to increase net income as described earlier in this section.
Total shareholders’ equity decreased $49.0 million, or 3%, to $1.79 billion at March 31, 2015 from $1.84 billion at September 30, 2014. This net decrease primarily reflected the effect of $82.0 million of repurchases of outstanding common stock and $9.3 million of dividend payments, which were partially offset by $32.3 million of net income and the positive impact related to awards under the stock-based compensation plan and the allocation of shares held by the ESOP. Refer to Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for additional details regarding the repurchase of shares of common stock. As a result of a July 31, 2014 mutual member vote, Third Federal Savings, MHC, the mutual holding company that owns 77% of the outstanding stock of the Company, waived the receipt of its share of the dividend paid, and is expected to waive its right to receive up to a total of $0.07 per share of future quarterly dividends from the Company prior to July 31, 2015.

Comparison of Operating Results for the Three Months Ended March 31, 2015 and 2014
Average balances and yields. The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effects thereof were not material. Average balances are derived from daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense.

	Three Months Ended			Three Months Ended
	March 31, 2015			March 31, 2014
	Average Balance	Interest Income/ Expense	Yield/ Cost (2)	Average Balance	Interest Income/ Expense	Yield/ Cost (2)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash equivalents	$1,071,959	$630	0.24%	$235,718	$135	0.23%
Investment securities	2,017	6	1.19%	3,376	7	0.83%
Mortgage-backed securities	577,978	2,542	1.76%	481,224	2,298	1.91%
Loans (1)	10,898,330	92,040	3.38%	10,358,543	90,545	3.50%
Federal Home Loan Bank stock	67,936	429	2.53%	39,300	360	3.66%
Total interest-earning assets	12,618,220	95,647	3.03%	11,118,161	93,345	3.36%
Noninterest-earning assets	320,737			306,437
Total assets	$12,938,957			$11,424,598
Interest-bearing liabilities:
NOW accounts	$991,600	339	0.14%	$1,027,358	359	0.14%
Savings accounts	1,641,450	756	0.18%	1,801,184	846	0.19%
Certificates of deposit	5,835,997	22,327	1.53%	5,488,318	20,757	1.51%
Borrowed funds	2,497,977	4,803	0.77%	1,070,017	2,349	0.88%
Total interest-bearing liabilities	10,967,024	28,225	1.03%	9,386,877	24,311	1.04%
Noninterest-bearing liabilities	160,900			159,085
Total liabilities	11,127,924			9,545,962
Shareholders’ equity	1,811,033			1,878,636
Total liabilities and shareholders’ equity	$12,938,957			$11,424,598
Net interest income		$67,422			$69,034
Interest rate spread (2)(3)(4)			2.00%			2.32%
Net interest-earning assets (5)	$1,651,196			$1,731,284
Net interest margin (2)(6)		2.14%			2.48%
Average interest-earning assets to average interest-bearing liabilities	115.06%			118.44%
Selected performance ratios:
Return on average assets (2)(4)		0.48%			0.57%
Return on average equity (2)(4)		3.46%			3.49%
Average equity to average assets		14.00%			16.44%
_________________

(1)	Loans include both mortgage loans held for sale and loans held for investment.

(2)	Annualized.

(3)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(4)	These performance ratios in fiscal 2015 are impacted by the intra-quarter strategy to increase net income as described earlier in this Item 2.

(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(6)	Net interest margin represents net interest income divided by total interest-earning assets.

General. Net income decreased $0.7 million, or 4%, to $15.7 million for the quarter ended March 31, 2015 from $16.4 million for the quarter ended March 31, 2014. The decrease in net income was attributable primarily to an increase in other non-interest expenses and a decrease in net interest income partially offset by a decrease in the provision for loan losses.

Interest and Dividend Income. Interest and dividend income increased $2.3 million, or 2% to $95.6 million during the current quarter compared to $93.3 million during the same quarter in the prior year. The increase in interest and dividend income resulted primarily from an increase in interest income from loans and interest earning cash equivalents.
Interest income on loans increased $1.5 million, or 2%, to $92.0 million during the current quarter compared to $90.5 million during the same quarter in the prior year. This change was attributed to a $539.8 million, or a 5%, increase in the average balance of loans to $10.90 billion for the quarter ended March 31, 2015 compared to $10.36 billion during the same quarter last year as new loan production exceeded repayments and loan sales. Partially offsetting the impact from the increase in the average balance was a 12 basis point decrease in the average yield on loans to 3.38% for the current quarter from 3.50% for the same quarter last year as historically low interest rates have kept the level of refinance activity relatively high resulting in new originations at lower rates compared to the rest of our portfolio. Additionally, our “SmartRate” adjustable-rate first mortgage loan originations and our 10-year fixed-rate mortgage loan originations for the quarter ended March 31, 2015, were originated at interest rates below rates offered on our longer-term, fixed-rate products and contributed to the lower average yield.
Interest income on interest-earning cash equivalents increased $0.5 million, or 500%, to $0.6 million during the current quarter compared to $0.1 million during the quarter ended March 31, 2014. The increase can be attributed to implementing a strategy to increase income, which involves borrowing, on an overnight basis, approximately $1.00 billion of additional funds from the FHLB at the beginning of the quarter and repaying it prior to the quarter end. The proceeds of the borrowing, net of the required investment in FHLB stock, are deposited at the Federal Reserve. Additionally, as a result of the additional required investment in FHLB stock, dividend income on FHLB stock increased during the current quarter compared to the same quarter last year.
Interest Expense. Interest expense increased $3.9 million, or 16%, to $28.2 million during the current quarter compared to $24.3 million during the quarter ended March 31, 2014. The increase resulted primarily from a increase in interest expense on borrowed funds and CDs partially offset by modest decreases in interest expense on NOW accounts and savings accounts.
Interest expense on CDs increased $1.5 million, or 7%, to $22.3 million during the current quarter compared to $20.8 million during the quarter ended March 31, 2014. The change was mainly attributable to a $347.7 million, or 6%, increase in the average balance of CDs to $5.84 billion during the current quarter from an average balance of $5.49 billion during the same quarter of the prior year combined with a two basis point increase in the average rate we paid on CDs to 1.53% for the current quarter from 1.51% for the same quarter last year. Rates were adjusted on deposits in response to changes in general market rates as well as to changes in the rates paid by our competition on short-term CDs. Additionally, to optimally manage our funding costs during the current quarter, many maturing, higher rate CDs that were not renewed were replaced with longer-term brokered CDs or lower rate borrowed funds.
Interest expense on borrowed funds increased $2.5 million, to $4.8 million during the current quarter compared to $2.3 million during the quarter ended March 31, 2014. The change was mainly attributable to an increase in the average balance of borrowed funds to $2.50 billion during the current quarter from an average balance of $1.07 billion during the same quarter of the prior year, and was partially offset by an 11 basis point decrease in the average rate we paid on borrowed funds to 0.77% for the current quarter from 0.88% for the same quarter last year. The increase in FHLB of Cincinnati borrowings and the lower average rate paid can be attributed primarily to implementing the strategy, using lower cost overnight borrowings, discussed earlier. The increase in the average balance of borrowed funds during the current quarter was also used to fund mortgage loan originations and purchases of investment securities.
Net Interest Income. Net interest income decreased $1.6 million, or 2%, to $67.4 million during the current quarter from $69.0 million during the quarter ended March 31, 2014. Our average interest earning assets during the current quarter increased $1.50 billion or 13% when compared to the quarter ended March 31, 2014. However, due to a greater increase in average interest-bearing liabilities, average net interest-earning assets decreased $80.1 million, to $1.65 billion during the current quarter from $1.73 billion during the quarter ended March 31, 2014. The change in average assets can be attributed primarily to the implementation of the net income strategy discussed earlier, which increased other interest-earning cash equivalents, while the change in average liabilities is due mainly to the same strategy, but also to the funds required for our loan growth and stock repurchase program. This strategy serves to increase net income slightly but also negatively impacts the interest rate spread and net interest margin due to the increase in the average balance of low yield interest-earning cash equivalents. Our interest rate spread decreased 32 basis points to 2.00% compared to 2.32% during the same quarter last year. Our net interest margin decreased 34 basis points to 2.14% in the current quarter compared to 2.48% the same quarter last year. The Company expects to continue this essentially risk-free net income strategy as long as it is effective in increasing net income.
Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level we consider adequate to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. In determining the level of the allowance for loan losses, we consider past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of non-performing and other classified loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or conditions change. We assess the allowance for loan losses on a quarterly basis and make provisions for loan losses in order to maintain the adequacy of the allowance as described in the next paragraph. Recently, improving regional employment levels, stabilization in residential real estate values in many markets, recovering capital and credit markets, and upturns in consumer confidence have resulted in better credit metrics for us. Nevertheless, the depth of the decline in housing values that accompanied the 2008 financial crisis still presents significant challenges for many of our borrowers who may attempt to sell their homes or refinance their loans as a means to self-cure a delinquency.
Based on our evaluation of the above factors, we recorded a provision for loan losses of $1.0 million during the quarter ended March 31, 2015 and a provision of $5.0 million during the quarter ended March 31, 2014. The provision recorded in the current quarter reflected reduced levels of loan delinquencies but was tempered by our awareness of the relative values of residential properties in comparison to their cyclical peaks as well as the uncertainty that persists in the current economic environment, which continues to challenge many of our loan customers. As delinquencies in the portfolio have been resolved through pay-off, short sale or foreclosure, or management determines the collateral is not sufficient to satisfy the loan, uncollected balances have been charged against the allowance for loan losses previously provided. The decreased level of charge-offs during the current quarter occurred throughout our entire loan portfolio. The net charge-offs of $3.7 million exceeded the loan loss provision of $1.0 million recorded for the current quarter. The loan loss provision of $5.0 million recorded for the quarter ended March 31, 2014 was also exceeded by net charge-offs of $6.9 million. The loan loss provisions were recorded with the objective of aligning our overall allowance for loan losses with our current estimates of loss in the portfolio. The allowance for loan losses was $77.1 million, or 0.70% of total recorded investment in loans receivable, at March 31, 2015, compared to $83.4 million or 0.80% of total recorded investment in loans receivable at March 31, 2014. Balances of recorded investments are net of deferred fees and any applicable loans-in-process.
In comparison to the balance at December 31, 2014, the total recorded investment in non-accrual loans decreased $4.5 million during the quarter ended March 31, 2015. Since March 31, 2014, the total recorded investment in non-accrual loans decreased $20.4 million. The recorded investment in non-accrual loans in our residential, Core portfolio decreased $2.4 million, or 3% during the current quarter, to $71.2 million at March 31, 2015, and decreased $9.7 million, or 12% since March 31, 2014. At March 31, 2015, the recorded investment in our Core portfolio was $9.13 billion, compared to $8.99 billion at December 31, 2014 and $8.48 billion at March 31, 2014. During the current quarter, Core net charge-offs were $1.5 million, as compared to net charge-offs of $0.6 million during the quarter ended December 31, 2014 and $2.7 million during the quarter ended March 31, 2014.
The recorded investment in non-accrual loans in our residential, Home Today portfolio decreased $1.8 million, or 6% during the current quarter, to $26.5 million at March 31, 2015, and decreased $5.0 million, or 16% since March 31, 2014. At March 31, 2015, the recorded investment in our Home Today portfolio was $143.4 million, compared to $147.5 million at December 31, 2014 and $162.7 million at March 31, 2014. During the current quarter, Home Today net charge-offs were $0.3 million as compared to net charge-offs of $0.9 million during the quarter ended December 31, 2014 and $1.1 million during the quarter ended March 31, 2014.
The recorded investment in non-accrual home equity loans and lines of credit decreased $0.3 million, or 1%, during the current quarter, to $24.7 million at March 31, 2015, and decreased $5.5 million, or 18% since March 31, 2014. The recorded investment in our home equity loans and lines of credit portfolio at March 31, 2015, was $1.66 billion, compared to $1.69 billion at December 31, 2014 and $1.77 billion at March 31, 2014. During the current quarter, home equity loans and lines of credit net charge-offs were $1.8 million, as compared to net charge-offs of $2.2 million during the quarter ended December 31, 2014 and $3.1 million during the quarter ended March 31, 2014. We believe that non-performing home equity loans and lines of credit are, on a relative basis, of greater concern than Core loans as these home equity loans and lines of credits generally hold subordinated positions and accordingly, represent a higher level of risk. The non-performing balances of home equity loans and lines of credit were $24.7 million or 1% of the home equity loans and lines of credit portfolio at March 31, 2015 compared to $25.0 million, or 1% at December 31, 2014 and $30.2 million, or 2% at March 31, 2014.
Non-Interest Income. Non-interest income increased $0.4 million, or 7%, to $5.9 million during the current quarter compared to $5.5 million during the quarter ended March 31, 2014, mainly as a result of an increase in net gain on the sale of loans during the current quarter partially offset by a decrease in loan fees and service charges. The increase in the net gain on sales of loans primarily reflected a higher volume of loan sales in the current quarter, $32.1 million, as compared to $21.1 million during the quarter ended March 31, 2014. This increase was partially offset by a decrease in net loan servicing fees received in connection with the smaller portfolio of loans serviced for others.
Non-Interest Expense. Non-interest expense increased $3.9 million, or 9%, to $48.8 million during the current quarter compared to $44.9 million during the quarter ended March 31, 2014 primarily from higher marketing services expenditures incurred principally in support of our lending activities and an increase in salaries and employee benefits resulting from normal compensation increases and the effect of the Company's higher stock price on equity-based compensation and benefit plans.
Income Tax Expense. The provision for income taxes was $7.8 million during the current quarter compared to $8.3 million during the quarter ended March 31, 2014. The provision for the current quarter included $7.7 million of federal tax and $133 thousand of state income tax expense. The provision for the quarter ended March 31, 2014 included $8.2 million of federal tax and $36 thousand of state income tax expense. Our effective federal tax rate was 32.9% during the current quarter compared to a tax rate of 33.4% in the quarter ended March 31, 2014. Our provision for income taxes in the current quarter aligns our year-to-date provision with our expectations for the full fiscal year. Our expected effective income tax rate for this fiscal year is below the federal statutory rate because of our ownership of bank-owned life insurance.

Comparison of Operating Results for the Six Months Ended March 31, 2015 and 2014
Average balances and yields. The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effects thereof were not material. Average balances are derived from daily average balances. Non-accrual loans were included in the computation of loan average balances, and have been reflected in the table as carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense.

	Six Months Ended			Six Months Ended
	March 31, 2015			March 31, 2014
	Average Balance	Interest Income/ Expense	Yield/ Cost (2)	Average Balance	Interest Income/ Expense	Yield/ Cost (2)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash equivalents	$1,116,561	$1,369	0.25%	$236,200	$294	0.25%
Investment securities	2,020	12	1.19%	5,279	15	0.57%
Mortgage-backed securities	573,168	5,091	1.78%	477,507	4,390	1.84%
Loans (1)	10,831,655	183,875	3.40%	10,290,314	180,946	3.52%
Federal Home Loan Bank stock	65,250	1,036	3.18%	37,490	719	3.84%
Total interest-earning assets	12,588,654	191,383	3.04%	11,046,790	186,364	3.37%
Noninterest-earning assets	316,740			301,898
Total assets	$12,905,394			$11,348,688
Interest-bearing liabilities:
NOW accounts	$990,791	691	0.14%	$1,026,252	724	0.14%
Savings accounts	1,647,040	1,546	0.19%	1,807,343	1,796	0.20%
Certificates of deposit	5,883,369	45,661	1.55%	5,507,419	42,704	1.55%
Borrowed funds	2,377,009	8,927	0.75%	943,852	4,311	0.91%
Total interest-bearing liabilities	10,898,209	56,825	1.04%	9,284,866	49,535	1.07%
Noninterest-bearing liabilities	183,116			190,521
Total liabilities	11,081,325			9,475,387
Shareholders’ equity	1,824,069			1,873,301
Total liabilities and shareholders’ equity	$12,905,394			$11,348,688
Net interest income		$134,558			$136,829
Interest rate spread (2)(3)(4)			2.00%			2.30%
Net interest-earning assets (5)	$1,690,445			$1,761,924
Net interest margin (2)(6)		2.14%			2.48%
Average interest-earning assets to average interest-bearing liabilities	115.51%			118.98%
Selected performance ratios:
Return on average assets (2)(4)		0.50%			0.57%
Return on average equity (2)(4)		3.54%			3.46%
Average equity to average assets		14.13%			16.51%
_________________

(1)	Loans include both mortgage loans held for sale and loans held for investment.

(2)	Annualized.

(3)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(4)	These performance ratios in fiscal 2015 are impacted by the intra-quarter strategy to increase net income as described earlier in this Item 2.

(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(6)	Net interest margin represents net interest income divided by total interest-earning assets.

General. Net income was relatively unchanged at $32.3 million for the six months ended March 31, 2015 compared to $32.4 million for the six months ended March 31, 2014. The decrease in net income was attributable primarily to an increase in other non-interest expenses and a decrease in net interest income substantially offset by a decrease in the provision for loan losses.
Interest and Dividend Income. Interest and dividend income increased $5.0 million, or 3%, to $191.4 million during the six months ended March 31, 2015 compared to $186.4 million during the same six months in the prior year. The increase in interest and dividend income resulted primarily from an increase in interest income from loans combined with increases in income on interest earning cash equivalents and mortgage-backed securities.
Interest income on loans increased $3.0 million, or 2%, to $183.9 million for the six months ended March 31, 2015 compared to $180.9 million for the six months ended March 31, 2014. This increase was attributed primarily to a $541.3 million increase in the average balance of loans to $10.83 billion in the current six month period compared to $10.29 billion during the same six months in the prior year as new loan production exceeded repayments and loan sales. The impact from the increase in the average balance of loans was partially offset by a 12 basis point decrease in the average yield on loans to 3.40% for the six months ended March 31, 2015 from 3.52% for the same six months in the prior year as historically low interest rates have kept the level of refinance activity relatively high resulting in new originations at lower rates compared to the rest of our portfolio. Additionally, both our “Smart Rate” adjustable-rate first mortgage loan and our 10-year, fixed-rate first mortgage loan originations for the six months ended March 31, 2015, were originated at interest rates below rates offered on our traditional 15- and 30-year fixed-rate products and contributed to the lower average yield. During the six months ended March 31, 2015, loan sales totaled $56.1 million while during the six months ended March 31, 2014, loan sales totaled $42.0 million.
Interest income on interest-earning cash equivalents increased $1.1 million, or 367%, to $1.4 million for the six months ended March 31, 2015 compared to $0.3 million during the same six months in the prior year. The increase can be attributed to implementing a strategy to increase income, which involves borrowing, on an overnight basis, approximately $1.00 billion of additional funds from the FHLB at the beginning of the quarter and paying it off prior to the quarter end. The proceeds of the borrowing, net of the required investment in FHLB stock, are deposited at the Federal Reserve. Additionally, as a result of the additional required investment in FHLB stock, dividend income on FHLB stock increased $0.3 million, or 43%, to $1.0 million for the six months ended March 31, 2015 compared to $0.7 million during the same six months in the prior year.
Interest income on mortgage-backed securities increased $0.7 million, or 16%, to $5.1 million for the six months ended March 31, 2015 compared to $4.4 million during the same six months in the prior year. This increase was attributed to a $95.7 million, or 20%, increase in the average balance of mortgage-backed securities to $573.2 million for the six months ended March 31, 2015 compared to $477.5 million during the same six months last year. The impact from the increase in average balance was partially offset by a six basis point decrease in the average yield on mortgage-backed securities to 1.78% for the six months in the current year from 1.84% for the same six months in the prior year.
Interest Expense. Interest expense increased $7.3 million, or 15%, to $56.8 million during the current six months compared to $49.5 million during the six months ended March 31, 2014. The change resulted primarily from an increase in interest expense on borrowed funds combined with an increase in interest expense on CDs.
Interest expense on borrowed funds increased $4.6 million, or 107%, to $8.9 million during the six months ended March 31, 2015 from $4.3 million during the six months ended March 31, 2014. The increase was attributed to a $1.43 billion increase in the average balance of borrowed funds, all from the FHLB of Cincinnati, to $2.38 billion during the current six months from $943.9 million during the same six months of the prior year. Partially offsetting the impact of the increased volume in borrowed funds is a 16 basis point decrease in the average rate paid for these funds, to 0.75% during the six months ended March 31, 2015 from 0.91% during the six months ended March 31, 2014. The increase in FHLB of Cincinnati borrowings and the lower average rate paid can be attributed to implementing the strategy, using lower cost overnight borrowings, discussed earlier. To better manage funding costs, longer term borrowed funds from the FHLB of Cincinnati were also used to fund mortgage loan originations and purchases of investment securities.
Interest expense on CDs increased $3.0 million, or 7%, to $45.7 million during the six months ended March 31, 2015 compared to $42.7 million during the six months ended March 31, 2014. The increase was attributed to a $376.0 million, or 7%, increase in the average balance of CDs to $5.88 billion during the current six months from $5.51 billion during the same six months of the prior year. The average rate paid on CDs was the same at 1.55% for the same six months in the current and prior year. Rates were adjusted on deposits in response to changes in general market rates as well as to changes in the rates paid by our competition on short-term CDs. Additionally, to optimally manage our funding costs during the current six month period, many maturing, higher rate CDs that were not renewed were replaced with longer-term brokered CDs or lower rate borrowed funds.

Net Interest Income. Net interest income decreased $2.2 million, or 2%, to $134.6 million during the six months ended March 31, 2015 from $136.8 million during the six months ended March 31, 2014. Average interest-earning assets increased during the current six months by $1.54 billion or 14% when compared to the six months ended March 31, 2014. However, due to a greater increase in average interest-bearing liabilities, average net interest-earning assets decreased $71.5 million, to $1.69 billion during the current six months from $1.76 billion during the six months ended March 31, 2014. The change in average assets can be attributed primarily to the implementation of the strategy discussed earlier, which increased other interest-earning cash equivalents, while the change in average liabilities is due mainly to that same net income strategy, but also to the funds required for our stock repurchase program. The net income strategy serves to increase net income slightly but also negatively impacts the interest rate spread and net interest margin due to the increase in the average balance of low yield interest-earning cash equivalents. Our interest rate spread decreased 30 basis points to 2.00% compared to 2.30% during the same six months last year. Our net interest margin was 2.14% for the current six month period and 2.48% for the same six months in the prior period. The Company expects to continue this strategy as long as it is effective in increasing net income.
Provision for Loan Losses. Based on our evaluation of the factors described earlier, we recorded a provision for loan losses of $3.0 million during the six months ended March 31, 2015 and a provision of $11.0 million during the six months ended March 31, 2014. The level of net charge-offs decreased during the current six months to $7.3 million from $20.1 million during the six months ended March 31, 2014. The current provision reflected reduced levels of loan delinquencies but was tempered by our awareness of the relative values of residential properties in comparison to their cyclical peaks as well as the uncertainty that persists in the current economic environment, which continues to challenge many of our loan customers. As delinquencies in the portfolio have been resolved through pay-off, short sale or foreclosure, or management determines the collateral is not sufficient to satisfy the loan, uncollected balances have been charged against the allowance for loan losses previously provided. The net charge-offs of $20.1 million during the six months ended March 31, 2014 included $5.3 million of loans charged-off due to a new practice, instituted in that year, of fully charging off loans that had not been resolved due to prolonged foreclosure proceedings and had remained delinquent for more than 1,500 days. These loans previously were recorded at estimated net realizable value, with the potential for additional loss recognized within the allowance for loan losses. Any future foreclosure proceeds on these loans will result in recoveries of prior charge-offs. Net charge-offs exceeded the $3.0 million loan loss provision recorded for the current six months and resulted in a decrease in the balance of the allowance for loan losses. Net charge-offs of $20.1 million recorded for the six months ended March 31, 2014 exceeded the loan loss provision of $11.0 million. The allowance for loan losses was $77.1 million, or 0.70% of the total recorded investment in loans receivable, at March 31, 2015, compared to $83.4 million, or 0.80% of the total recorded investment in loans receivable, at March 31, 2014. Balances of recorded investments are net of deferred fees and any applicable loans-in-process.
The total recorded investment in non-accrual loans decreased $13.2 million during the six month period ended March 31, 2015 compared to a $13.1 million decrease during the six month period ended March 31, 2014. The recorded investment in non-accrual loans in our residential, core portfolio decreased $8.2 million, or 10%, during the current six month period, to $71.2 million at March 31, 2015, compared to a $10.1 million decrease during the six month period ended March 31, 2014. At March 31, 2015, the recorded investment in our core portfolio was $9.13 billion, compared to $8.82 billion at September 30, 2014. During the current six month period, core portfolio net charge-offs were $2.2 million, as compared to net charge-offs of $9.7 million, which included $4.4 million of charge-offs related to loans delinquent more than 1,500 days during the six months ended March 31, 2014.
The recorded investment in non-accrual loans in our residential, Home Today portfolio decreased $3.5 million, or 12% during the current six month period, to $26.5 million at March 31, 2015 compared to a $3.3 million decrease during the six month period ended March 31, 2014. At March 31, 2015, the recorded investment in our Home Today portfolio was $143.4 million, compared to $152.0 million at September 30, 2014. During the current six month period, Home Today net charge-offs were $1.2 million, as compared to net charge-offs of $4.0 million, which included $0.9 million of charge-offs related to loans delinquent more than 1,500 days during the six months ended March 31, 2014.
The recorded investment in non-accrual home equity loans and lines of credit decreased $1.5 million, or 6%, during the current six month period, to $24.7 million at March 31, 2015 compared to a $0.2 million increase during the six month period ended March 31, 2014. The recorded investment in our home equity loans and lines of credit portfolio at March 31, 2015, was $1.66 billion, compared to $1.70 billion at September 30, 2014. During the current six month period, home equity loans and lines of credit net charge-offs were $4.0 million as compared to net charge-offs of $6.4 million, of which there were no charge-offs related to loans delinquent more than 1,500 days, during the six months ended March 31, 2014. We believe that non-performing home equity loans and lines of credit, on a relative basis, represent a higher level of credit risk than core loans as these home equity loans and lines of credit generally hold subordinated positions.
Non-Interest Income. Non-interest income increased $1.2 million, or 11%, to $11.8 million during the six months ended March 31, 2015 compared to $10.6 million during the six months ended March 31, 2014, mainly as a result of an increase in net gain on the sale of loans partially offset by a decrease in loan fees and service charges. The increase in the net gain on sales of loans primarily reflected a higher volume of loan sales in the current six months, $56.1 million, as compared to $42.0 million during the six months ended March 31, 2014. This increase was partially offset by a decrease in net loan servicing fees received in connection with the smaller portfolio of loans serviced for others.
Non-Interest Expense. Non-interest expense increased $7.0 million, or 8%, to $94.8 million during the six months ended March 31, 2015 when compared to $87.8 million during the six months ended March 31, 2014. This net increase resulted primarily from higher salaries and employee benefits, and higher marketing services expenditures incurred primarily in support of our lending activities. Salaries and employee benefits increased $2.5 million, or 6%, to $47.9 million during the current six month period compared to $45.4 million during the six month period ended March 31, 2014. This increase was primarily due to a $0.7 million increase in associate compensation costs, a $0.6 million increase in expenses related to the ESOP plan, a $0.3 million increase in compensation costs related to equity awards, and a $0.3 million increase in payroll taxes.
Income Tax Expense. The provision for income taxes was $16.3 million during the current six month period compared to $16.2 million during the six months ended March 31, 2014. The provision for the current six month period included $16.1 million of federal income tax provision and $224 thousand of state income tax provision. The provision for the six months ended March 31, 2014 included $16.2 million of federal income tax provision and $69 thousand of state income tax provision. Our effective federal tax rate was 33.2% during the current six months compared to 33.3% during the six months ended March 31, 2014. Our provision for income taxes in the current six months is aligned with our expectations for the full fiscal year. Our expected effective income tax rates are below the federal statutory rate because of our ownership of bank-owned life insurance.

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
While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Association’s Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We generally seek to maintain a minimum liquidity ratio of 5% (which we compute as the sum of cash and cash equivalents plus unpledged investment securities for which ready markets exist, divided by total assets). For the three months ended March 31, 2015, our liquidity ratio averaged 10.75%, which exceeded the averages of the last several years. The increase in the current average liquidity ratio reflects the impact of a strategy to increase net income that was implemented effective October 1, 2014. This strategy involves borrowing, on an overnight basis, approximately $1.00 billion of additional funds from the FHLB at the beginning of the quarter and paying it off prior to the quarter end. The proceeds of the borrowing, net of the required investment in FHLB stock, are deposited at the Federal Reserve. While the essentially risk-free strategy serves to increase our average liquidity ratio and our net income, it also decreases our interest rate spread ratio and our net interest margin due to the increase in the average balance of low yield interest-earning cash equivalents. We expect to continue this strategy for as long as it is effective in increasing net income. We believe that we had sufficient sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2015.
We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of our asset/liability management program. Excess liquid assets are generally invested in interest-earning deposits and short- and intermediate-term securities.
Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2015, cash and cash equivalents totaled $220.7 million which represented an increase of 22% from September 30, 2014. The increase reflects the replenishment of cash equivalents to a level that is more comparable to quarter ends prior to September 30, 2014.

Investment securities classified as available-for-sale, which provide additional sources of liquidity, totaled $586.1 million at March 31, 2015.
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

•
in May 2013, the Association adopted the loan origination process changes required by Fannie Mae. These loan origination process changes are applied to a portion of its fixed-rate loan originations. Subsequent to the Association's November 15, 2013 reinstatement as an approved seller by Fannie Mae, the Association is able to securitize and sell those loans that are originated using the Fannie Mae compliant procedures, in the secondary market.

During the six month period ended March 31, 2015, loan sales totaled $56.1 million, which included $10.9 million of loans that qualified under Fannie Mae's HARP II initiative with the remainder comprised of long-term, fixed-rate residential, non-HARP II first mortgage loans, which were sold to Fannie Mae subsequent to the Association's reinstatement as an approved seller. Loans originated under the HARP II initiative are classified as “held for sale” at origination. Loans originated under non-HARP II Fannie Mae compliant procedures are classified as “held for investment” until they are specifically identified for sale. At March 31, 2015, $1.1 million of long-term, fixed-rate residential first mortgage loans were classified as “held for sale”, all of which qualified under Fannie Mae's HARP II initiative. There were $1.1 million of loan sale commitments outstanding at March 31, 2015.
Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows (unaudited) included in the unaudited interim Consolidated Financial Statements.
At March 31, 2015, we had $606.6 million in loan commitments outstanding. In addition to commitments to originate loans, we had $1.17 billion in undisbursed home equity lines of credit to borrowers. CDs due within one year of March 31, 2015 totaled $2.07 billion, or 24.3% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, sales of investment securities, other deposit products, including new CDs, brokered CDs, FHLB advances, borrowings from the FRB-Cleveland Discount Window or other collateralized borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the CDs due on or before March 31, 2016. We believe, however, based on past experience, that a significant portion of such deposits will remain with us. Generally, we have the ability to attract and retain deposits by adjusting the interest rates offered.
Our primary investing activities are originating residential mortgage loans and purchasing investments. During the six months ended March 31, 2015, we originated $1.01 billion of residential mortgage loans, and during the six months ended March 31, 2014, we originated $1.03 billion of residential mortgage loans. We purchased $83.0 million of securities during the six months ended March 31, 2015, and $71.3 million during the six months ended March 31, 2014.
Financing activities consist primarily of changes in deposit accounts, changes in the balances of principal and interest owed on loans serviced for others, FHLB advances and borrowings from the FRB-Cleveland Discount Window. We experienced a net decrease in total deposits of $153.0 million during the six months ended March 31, 2015, which reflected the active management of the offered rates on maturing CDs, and compared to a net decrease of $49.0 million during the six months ended March 31, 2014. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. The net decrease in total deposits during the six months ended March 31, 2015, was partially reduced by the $120.4 million increase in the balance of brokered CDs, to $477.1 million, from $356.7 million at September 30, 2014. During the six months ended March 31, 2014 the balance of brokered CDs increased by $204.0 million. Principal and interest owed on loans serviced for others increased $5.7 million to $60.4 million during the six months ended March 31, 2015 compared to a net decrease of $22.3 million to $54.7 million during the six months ended March 31, 2014. During the six months ended March 31, 2015, we increased our advances from the FHLB of Cincinnati by $529.1 million, as we replaced our net savings outflow, funded new loan originations and actively managed our liquidity ratio. During the six months ended March 31, 2014, our advances from the FHLB of Cincinnati increased by $325.0 million.
Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of Cincinnati and the FRB-Cleveland Discount

Window, each of which provides an additional source of funds. Additionally, we may participate in the brokered CDs market. At March 31, 2015 we had $1.67 billion of FHLB of Cincinnati advances and no outstanding borrowings from the FRB-Cleveland Discount Window. Additionally, at March 31, 2015, we had $477.1 million of brokered CDs. During the six months ended March 31, 2015, we had average outstanding advances from the FHLB of Cincinnati of $2.38 billion as compared to average outstanding advances of $943.9 million during the six months ended March 31, 2014. The significant increase in average outstanding advances during the current period reflects the impact of the strategy to increase net income as described earlier in this section. At March 31, 2015, we had the ability to immediately borrow an additional $956.3 million from the FHLB of Cincinnati and $132.5 million from the FRB-Cleveland Discount Window. From the perspective of collateral value securing FHLB of Cincinnati advances, our capacity limit for additional borrowings beyond the immediately available limits at March 31, 2015 was $3.48 billion, subject to satisfaction of the FHLB of Cincinnati common stock ownership requirement. To satisfy the common stock ownership requirement, we would have to increase our ownership of FHLB of Cincinnati common stock by an additional $69.7 million. During the six months ended March 31, 2015, we purchased an additional $29.1 million of FHLB of Cincinnati common stock. Substantially all of the additional purchases arose in connection with the previously described strategy to increase net income. Additionally, we can consider the brokered CD market in evaluating funding alternatives.
The Association and the Company are subject to various regulatory capital requirements, including a risk-based capital measure. The Basel III capital framework for U.S. banking organizations' ("Basel III Rules") include both a revised definition of capital and guidelines for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. In July 2013, the OCC and the other federal bank regulatory agencies issued a final rule that, effective January 1, 2015 for the standardized approach, revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the DFA and revised the definition of assets used in the Tier 1 (leverage) capital ratio from adjusted tangible assets (a measurement computed based on quarter-end asset balances) to net average assets (a measurement that captures the intra-quarter impact of our strategy to increase net income that was described earlier in this section). Among other things, the rule established a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets) and increased the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets). The final rule also requires unrealized gains and losses on certain "available-for-sale" security holdings and change in defined benefit plan to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised. The Association exercised its one time opt-out election with the filing of its March 31, 2015 regulatory call report. The rule limits a banking organization's capital distributions and certain discretionary bonus payments if the banking organization does not hold a "capital conservation buffer" consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective. Effective January 1, 2015, the Association implemented the new capital requirements for the standardized approach to the Basel III Rules, subject to transitional provisions extending through the end of 2018. The final rule also implemented consolidated capital requirements for savings and loan holding companies effective January 1, 2015.
As of March 31, 2015 the Association exceeded all regulatory requirements to be considered “Well Capitalized” as presented in the table below (dollar amounts in thousands).

	Actual		Required
	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$1,636,950	22.53%	$726,494	10.00%
Tier 1 (leverage) Capital to Net Average Assets	1,559,857	12.09%	645,135	5.00%
Tier 1 Capital to Risk-Weighted Assets	1,559,857	21.47%	581,196	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,559,699	21.47%	472,221	6.50%
The capital ratios of the Company as of March 31, 2015 are presented in the table below (dollar amounts in thousands).

	Actual
	Amount	Ratio
Total Capital to Risk-Weighted Assets	$1,865,836	25.57%
Tier 1 (leverage) Capital to Net Average Assets	1,788,743	13.83%
Tier 1 Capital to Risk-Weighted Assets	1,788,743	24.52%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,788,743	24.52%

Prior to its July 21, 2011 merger into the OCC, the OTS issued, effective February 7, 2011, memoranda of understanding covering the Association, Third Federal Savings, MHC and the Company. On December 22, 2012, the Association's primary regulator terminated the MOU applicable to the Association. On April 1, 2014, the FRS, the primary regulator for Third Federal Savings, MHC and the Company, terminated the MOUs applicable to Third Federal Savings, MHC and the Company. The items in the MOUs applicable to Third Federal Savings, MHC and the Company during the year ended September 30, 2014, pertained to plans for new debt, dividends or stock repurchases and the further refinement and enhancement of our enterprise risk management processes. Specifically, the Company was required to submit a written request for non-objection to the FRS at least 45 days prior to the anticipated date of proposed debt, dividend or capital distribution (e.g. stock repurchase) transactions and without the receipt of a written non-objection from the FRS, was prohibited from consummating any such proposed transaction. On September 26, 2013, the Company announced that it had received the FRS's written non-objection to the resumption of its fourth stock repurchase plan that, at that time, had 2,156,250 shares of its outstanding common stock remaining to be purchased under the terms of the plan. Repurchases of those shares were completed during the quarter ended December 31, 2013. Concurrently with the April 4, 2014 announcement of the termination of the MOUs enforced by the FRS, the Company announced its fifth stock repurchase plan, covering 5,000,000 shares. The fifth repurchase plan was completed on September 17, 2014. On September 9, 2014, the Company announced its sixth stock repurchase program, covering 10,000,000 shares. There were 6,236,550 shares repurchased under the sixth authorized program between September 17, 2014, when it began, and March 31, 2015.
In addition to the operational liquidity considerations described above, which are primarily those of the Association, the Company, as a separate legal entity, also monitors and manages its own, parent company only liquidity which provides the source of funds necessary to support all of the parent company's stand-alone operations, including its capital distribution strategies which encompass its share repurchase and dividend payment programs. The Company's primary source of liquidity is dividends received from the Association. The amount of dividends that the Association may declare and pay to the Company in any calendar year, without the receipt of prior approval from the OCC but with prior notice to the FRB-Cleveland, cannot exceed net income for the current calendar year-to-date period plus retained net income (as defined) for the preceding two calendar years, reduced by prior dividend payments made during those periods. During the six months ended March 31, 2015 the Company received a $66 million dividend from the Association and repurchased $81.6 million of common stock. On August 28, 2014, November 21, 2014 and February 26, 2015, the Company's Board of Directors declared $0.07 per share dividends, payable on September 26, 2014, December 19, 2014 and March 23, 2015, respectively. Also on August 28, 2014, the Company announced that on July 31, 2014, Third Federal Savings, MHC had received the approval of its members (depositors and certain loan customers of the Association) with respect to the waiver of dividends, and subsequently received the non-objection of the FRB-Cleveland, to waive receipt of dividends on the Company’s common stock that Third Federal Savings, MHC owned, up to $0.28 per share during the 12 months ending July 31, 2015. Third Federal Savings, MHC waived its right to receive each of the three $0.07 per share dividend payments. During the six months ended March 31, 2015, common stock dividends paid by the Company totaled $9.3 million.
At March 31, 2015, the Company had, in the form of cash and a demand loan from the Association, $137.1 million of funds readily available to support its stand-alone operations. Additionally, the Company has received the non-objection of its regulators for the Association to pay a special dividend of $150 million to the Company. This amount is equal to the voluntary contribution of capital that the Company made to the Association in October 2010. Payment of this special dividend will be made in the future as funds are needed by the Company. Because of its intercompany nature, this future dividend payment will have no impact on the Company's capital ratios or its consolidated statement of condition but will reduce the Association's reported capital ratios.
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
During the six months ended March 31, 2015, $56.1 million of agency-compliant, long-term, fixed-rate mortgage loans were sold, all on a servicing retained basis, and, at March 31, 2015, $1.1 million of agency-compliant, long-term, fixed-rate residential first mortgage loans were classified as “held for sale”. Of the loan sales during the six months ended March 31, 2015, $10.9 million was comprised of long-term (15 to 30 years), fixed-rate first mortgage loans which were sold under Fannie Mae's HARP II program, and $45.2 million was comprised of long-term (15 to 30 years), fixed-rate first mortgage loans which had been originated under our revised procedures and were sold to Fannie Mae after November 15, 2013 under our re-instated seller contract, as described in the next paragraph. At March 31, 2015, we had $1.1 million of outstanding loan sales commitments.
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
In response to the evolving secondary market environment, since July 2010, we have actively marketed an adjustable-rate mortgage loan product and since fiscal 2012, have promoted a 10-year fixed-rate mortgage loan product. Each of these products provides us with improved interest rate risk characteristics when compared to longer-term, fixed-rate mortgage loans. Shortening the average duration of our interest-earning assets by increasing our investments in shorter-term loans and investments, as well as loans and investments with variable rates of interest, helps to better match the maturities and interest rate repricing of our assets and liabilities, thereby reducing the exposure of our net interest income to changes in market interest rates. By following these strategies, we believe that we are better positioned to react to increases in market interest rates.
Economic Value of Equity. Using customized modeling software, the Association prepares periodic estimates of the amounts by which the net present value of its cash flows from assets, liabilities and off-balance sheet items (the institution’s economic value of equity or EVE) would change in the event of a range of assumed changes in market interest rates. The simulation model uses a discounted cash flow analysis and an option-based pricing approach in measuring the interest rate sensitivity of EVE. The model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumption that instantaneous changes (measured in basis points) occur at all maturities along the United States Treasury yield curve and other relevant market interest rates. A basis point equals one, one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 2% to 3% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. The model is tailored specifically to our organization, which, we believe, improves its predictive accuracy. The following table presents the estimated changes in the Association’s EVE at March 31, 2015 that would result from the indicated instantaneous changes in the United States Treasury yield curve and other relevant market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

				EVE as a Percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)	Estimated EVE (2)	Estimated Increase (Decrease) in EVE		EVE Ratio (4)	Increase (Decrease) (basis points)
		Amount	Percent
	(Dollars in thousands)
+300	$1,625,995	$(511,884)	(23.94)%	14.43%	(272)
+200	1,845,710	(292,169)	(13.67)%	15.80%	(135)
+100	2,028,928	(108,951)	(5.10)%	16.77%	(38)
0	2,137,879	—	—	17.15%	—
-100	2,084,405	(53,474)	(2.50)%	16.41%	(74)
_________________

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	EVE Ratio represents EVE divided by the present value of assets.
The table above indicates that at March 31, 2015, in the event of an increase of 200 basis points in all interest rates, the Association would experience a 13.67% decrease in EVE. In the event of a 100 basis point decrease in interest rates, the Association would experience a 2.50% decrease in EVE.
The following table is based on the calculations contained in the previous table, and sets forth the change in the EVE at a +200 basis point rate of shock at March 31, 2015, with comparative information as of September 30, 2014. By regulation, the Association must measure and manage its interest rate risk for interest rate shocks relative to established risk tolerances in EVE.
Risk Measure (+200 bps Rate Shock)

	At March 31, 2015	At September 30, 2014
Pre-Shock EVE Ratio	17.15%	18.46%
Post-Shock EVE Ratio	15.80%	16.37%
Sensitivity Measure in basis points	(135)	(209)
Percentage Change in EVE Ratio	(13.67)%	(17.36)%
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
Accordingly, although the EVE tables provide an indication of our interest rate risk exposure as of the indicated dates, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our EVE and will differ from actual results. In addition to our core business activities, which primarily sought to originate Smart Rate (adjustable) and 10 year fixed-rate loans funded by borrowings from the FHLB and intermediate term CDs (including brokered CDs), and which generally had a favorable impact on our IRR profile, the impact of three other items resulted in the 3.69% improvement in the Percentage Change in EVE Ratio measure at March 31, 2015 when compared to the measure at September 30, 2014. While our core business activities, as described earlier in this paragraph, improved our Percentage Change in EVE Ratio by 0.62%, the most significant factor contributing to the overall improvement was the change in market interest rates. Since September 30, 2014, the change in market interest rates ranged from a decrease of 1 basis point for the two year term to a decrease of 39 basis points for the five year term and a decrease of 57 basis points for the ten year term. The changes in interest rates resulted in an improvement of 4.81% in the Percentage Change in EVE Ratio. Partially offsetting the beneficial impacts of the changes in market interest rates and the balance sheet repositioning was the impact of the $66 million cash dividend that the Association paid to the Company. Because of its intercompany nature, this payment had no impact on the Company's capital position, or the Company's overall IRR profile but reduced the Association's regulatory capital and regulatory capital ratios and negatively impacted the Association's Percentage Change in EVE Ratio by approximately 0.41%. Additionally, numerous modifications and enhancements to our modeling assumptions and methodologies, which are continually challenged and evaluated, have been implemented since September 30, 2014 and, on a net basis, negatively impacted the Association's Percentage Change in EVE Ratio by 1.33%. These changes primarily impacted the estimated timing of cash flows related to our Smart Rate portfolio of adjustable rate, first mortgage loans, and attempt to more closely align the model’s projections with our historical experience for those products. The IRR simulation results presented above were in line with management's expectations and were within the risk limits established by our Board of Directors.
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
Earnings at Risk. In addition to EVE calculations, we use our simulation model to analyze the sensitivity of our net interest income to changes in interest rates (the institution’s EaR). Net interest income is the difference between the interest income that we earn on our interest-earning assets, such as loans and securities, and the interest that we pay on our interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what our net interest income would be for prospective 12 and 24 month periods using customized (based on our portfolio characteristics) assumptions with respect to loan prepayment rates, default rates and deposit decay rates, and the implied forward yield curve as of the market date for assumptions as to projected interest rates. We then calculate what the net interest income would be for the same period in the event of instantaneous changes in market interest rates. The simulation process is subject to continual enhancement, modification, refinement and adaptation in order that it might most accurately reflect our current circumstances, factors and expectations. As of March 31, 2015, we estimated that our EaR for the 12 months ending March 31, 2016 would decrease by 1.1% in the event of an instantaneous 200 basis point increase in market interest rates. At March 31, 2015, the IRR simulations results were in line with management's expectations and were within the risk limits established by our Board of Directors.
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
EVE is considered as a point in time calculation with a "liquidation" view of the Association where all the cash flows (including interest, principal and prepayments) are modeled and discounted using discount factors derived from the current market yield curves. It provides a long term view and helps to define changes in equity and duration as a result of changes in interest rates. On the other hand, EaR is based on balance sheet projections going one year and two years forward and assumes new business volume and pricing to calculate net interest income under different interest rate environments. EaR is calculated to determine the sensitivity of net interest income under different interest rate scenarios. With each of these models specific policy limits have been established that are compared with the actual month end results. These limits have been approved by the Association's Board of Directors and are used as benchmarks to evaluate and moderate interest rate risk. In the event that there is a breach of policy limits, management is responsible for taking such action, similar to those described under the preceding heading of General, as may be necessary in order to return the Association's interest rate risk profile to a position that is in compliance with the policy. At March 31, 2015 the IRR profile as disclosed above did not breach our internal limits.
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
Item 1A. Risk Factors
There have been no material changes in the “Risk Factors” disclosed in the Annual Report on Form 10-K, filed with the SEC on November 26, 2014 (File No. 001-33390).
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table summarizes our stock repurchase activity during the quarter ended March 31, 2015 and the stock repurchase plan approved by our Board of Directors.

		Average	Total Number of	Maximum Number
	Total Number	Price	Shares Purchased	of Shares that May
	of Shares	Paid per	as Part of Publicly	Yet be Purchased
Period	Purchased	Share	Announced Plans (1)	Under the Plans
January 1, 2015 through January 31, 2015	800,000	$14.30	800,000	5,783,450
February 1, 2015 through February 28, 2015	940,000	14.20	940,000	4,843,450
March 1, 2015 through March 31, 2015	1,080,000	14.54	1,080,000	3,763,450
	2,820,000	14.36	2,820,000

(1)
On September 9, 2014, the Company announced its sixth stock repurchase program, which authorized the repurchase of up to an additional 10,000,000 shares of the Company’s outstanding common stock. Purchases under the program will be on an ongoing basis and subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses of capital, and our financial performance. Repurchased shares will be held as treasury stock and be available for general corporate use. The program has 3,763,450 shares yet to be purchased as of March 31, 2015.

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

101
The following unaudited financial statements from TFS Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 7, 2015, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements.

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

TFS Financial Corporation

Dated:	May 7, 2015	/s/ Marc A. Stefanski
Marc A. Stefanski
Chairman of the Board, President and Chief Executive Officer

Dated:	May 7, 2015	/s/ David S. Huffman
David S. Huffman
Chief Financial Officer and Secretary