Form 10-Q
period 2015-06-30
TFS Financial CORP
filed 2015-08-06
CIK 1381668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________
FORM 10-Q
________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2015
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
As of August 4, 2015 there were 292,653,308 shares of the Registrant’s common stock, par value $0.01 per share, outstanding, of which 227,119,132 shares, or 77.6% of the Registrant’s common stock, were held by Third Federal Savings and Loan Association of Cleveland, MHC, the Registrant’s mutual holding company.

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

Item 1. Financial Statements
TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION (unaudited)
(In thousands, except share data)

	June 30, 2015	September 30, 2014
ASSETS
Cash and due from banks	$26,545	$26,886
Interest-earning cash equivalents	197,658	154,517
Cash and cash equivalents	224,203	181,403
Investment securities available for sale (amortized cost $567,946 and $570,549, respectively)	569,352	568,868
Mortgage loans held for sale, at lower of cost or market ($10,298 and $4,570 measured at fair value, respectively)	10,658	4,962
Loans held for investment, net:
Mortgage loans	11,074,210	10,708,483
Other consumer loans	3,679	4,721
Deferred loan expenses (fees), net	7,144	(1,155)
Allowance for loan losses	(76,904)	(81,362)
Loans, net	11,008,129	10,630,687
Mortgage loan servicing rights, net	10,287	11,669
Federal Home Loan Bank stock, at cost	69,470	40,411
Real estate owned	19,381	21,768
Premises, equipment, and software, net	56,199	56,443
Accrued interest receivable	32,035	31,952
Bank owned life insurance contracts	194,675	190,152
Other assets	65,117	64,880
TOTAL ASSETS	$12,259,506	$11,803,195
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$8,462,059	$8,653,878
Borrowed funds	1,899,080	1,138,639
Borrowers’ advances for insurance and taxes	44,173	76,266
Principal, interest, and related escrow owed on loans serviced	44,940	54,670
Accrued expenses and other liabilities	47,979	40,285
Total liabilities	10,498,231	9,963,738
Commitments and contingent liabilities
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 332,318,750 shares issued; 293,595,601 and 301,654,581 outstanding at June 30, 2015 and September 30, 2014, respectively	3,323	3,323
Paid-in capital	1,705,603	1,702,441
Treasury stock, at cost; 38,723,149 and 30,664,169 shares at June 30, 2015 and September 30, 2014, respectively	(500,665)	(379,109)
Unallocated ESOP shares	(62,834)	(66,084)
Retained earnings—substantially restricted	624,263	589,678
Accumulated other comprehensive loss	(8,415)	(10,792)
Total shareholders’ equity	1,761,275	1,839,457
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,259,506	$11,803,195
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(In thousands, except share and per share data)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$92,248	$90,884	$276,123	$271,830
Investment securities available for sale	2,218	2,325	7,321	6,730
Other interest and dividend earning assets	1,206	547	3,611	1,560
Total interest and dividend income	95,672	93,756	287,055	280,120
INTEREST EXPENSE:
Deposits	23,001	23,210	70,899	68,434
Borrowed funds	5,082	2,674	14,009	6,985
Total interest expense	28,083	25,884	84,908	75,419
NET INTEREST INCOME	67,589	67,872	202,147	204,701
PROVISION FOR LOAN LOSSES	—	4,000	3,000	15,000
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	67,589	63,872	199,147	189,701
NON-INTEREST INCOME:
Fees and service charges, net of amortization	1,961	2,356	6,098	7,038
Net gain on the sale of loans	1,495	673	3,337	1,545
Increase in and death benefits from bank owned life insurance contracts	1,592	1,610	5,092	4,806
Other	1,078	1,071	3,447	2,933
Total non-interest income	6,126	5,710	17,974	16,322
NON-INTEREST EXPENSE:
Salaries and employee benefits	23,077	21,973	70,946	67,380
Marketing services	7,200	3,492	17,385	10,105
Office property, equipment and software	5,465	5,242	16,516	15,514
Federal insurance premium and assessments	3,006	2,402	8,355	7,496
State franchise tax	1,449	1,498	4,400	4,916
Real estate owned expense, net	1,653	2,015	6,988	6,968
Other operating expenses	5,969	6,227	18,031	18,260
Total non-interest expense	47,819	42,849	142,621	130,639
INCOME BEFORE INCOME TAXES	25,896	26,733	74,500	75,384
INCOME TAX EXPENSE	8,638	9,102	24,932	25,344
NET INCOME	$17,258	$17,631	$49,568	$50,040
Earnings per share—basic and diluted	$0.06	$0.06	$0.17	$0.17
Weighted average shares outstanding
Basic	288,553,691	298,681,954	291,251,487	299,860,726
Diluted	290,759,754	300,533,021	293,444,799	301,251,074

See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(In thousands)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income	$17,258	$17,631	$49,568	$50,040
Other comprehensive income (loss), net of tax:
Change in net unrealized (loss) income on securities available for sale	(2,294)	2,195	2,007	2,021
Change in pension obligation	123	48	370	144
Total other comprehensive (loss) income	(2,171)	2,243	2,377	2,165
Total comprehensive income	$15,087	$19,874	$51,945	$52,205
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)
(In thousands)

	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance at September 30, 2013	$3,323	$1,696,370	$(278,215)	$(70,418)	$529,021	$(8,604)	$1,871,477
Net income	—	—	—	—	50,040	—	50,040
Other comprehensive income, net of tax	—	—	—	—	—	2,165	2,165
ESOP shares allocated or committed to be released	—	788	—	3,250	—	—	4,038
Compensation costs for stock-based plans	—	5,335	—	—	—	—	5,335
Excess tax effect from stock-based compensation	—	34	—	—	—	—	34
Purchase of treasury stock (3,143,650 shares)	—	—	(68,279)	—	—	—	(68,279)
Treasury stock allocated to restricted stock plan	—	(1,531)	1,905	—	(320)	—	54
Balance at June 30, 2014	$3,323	$1,700,996	$(344,589)	$(67,168)	$578,741	$(6,439)	$1,864,864

Balance at September 30, 2014	$3,323	$1,702,441	$(379,109)	$(66,084)	$589,678	$(10,792)	$1,839,457
Net income	—	—	—	—	49,568	—	49,568
Other comprehensive income, net of tax	—	—	—	—	—	2,377	2,377
ESOP shares allocated or committed to be released	—	1,532	—	3,250	—	—	4,782
Compensation costs for stock-based plans	—	5,656	—	—	—	—	5,656
Excess tax effect from stock-based compensation	—	1,239	—	—	—	—	1,239
Purchase of treasury stock (8,480,500 shares)	—	—	(124,981)	—	—	—	(124,981)
Treasury stock allocated to restricted stock plan	—	(5,265)	3,425	—	(1,399)	—	(3,239)
Dividends paid to common shareholders ($0.21 per common share)	—	—	—	—	(13,584)	—	(13,584)
Balance at June 30, 2015	$3,323	$1,705,603	$(500,665)	$(62,834)	$624,263	$(8,415)	$1,761,275
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (in thousands)

	For the Nine Months Ended
	June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$49,568	$50,040
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	10,438	9,427
Depreciation and amortization	12,534	9,128
Deferred income tax expense	(388)	—
Provision for loan losses	3,000	15,000
Net gain on the sale of loans	(3,337)	(1,545)
Other net losses	1,956	1,794
Principal repayments on and proceeds from sales of loans held for sale	21,077	23,653
Loans originated for sale	(20,641)	(22,982)
Increase in bank owned life insurance contracts	(4,825)	(4,817)
Net increase in interest receivable and other assets	(1,490)	(769)
Net increase in accrued expenses and other liabilities	7,971	6,215
Other	305	114
Net cash provided by operating activities	76,168	85,258
CASH FLOWS FROM INVESTING ACTIVITIES:
Loans originated	(1,940,576)	(1,773,626)
Principal repayments on loans	1,452,227	1,279,312
Proceeds from principal repayments and maturities of:
Securities available for sale	112,983	89,332
Proceeds from sale of:
Loans	83,029	34,631
Real estate owned	19,040	18,684
Purchases of:
FHLB stock	(29,059)	(4,791)
Securities available for sale	(114,462)	(135,841)
Premises and equipment	(3,388)	(2,506)
Other	304	24
Net cash used in investing activities	(419,902)	(494,781)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(191,819)	238,722
Net decrease in borrowers' advances for insurance and taxes	(32,093)	(29,107)
Net decrease in principal and interest owed on loans serviced	(9,730)	(34,616)
Net increase (decrease) in short term borrowed funds	372,551	(18,572)
Proceeds from long term borrowed funds	400,294	340,000
Repayment of long term borrowed funds	(12,404)	(49,145)
Purchase of treasury shares	(124,681)	(68,279)
Excess tax benefit related to stock-based compensation	1,239	34
Acquisition of treasury shares through net settlement of stock benefit plans compensation	(3,239)	—
Dividends paid to common shareholders	(13,584)	—
Net cash provided by financing activities	386,534	379,037
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	42,800	(30,486)
CASH AND CASH EQUIVALENTS—Beginning of period	181,403	285,996
CASH AND CASH EQUIVALENTS—End of period	$224,203	$255,510
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest on deposits	$70,317	$67,469
Cash paid for interest on borrowed funds	13,457	6,557
Cash paid for income taxes	15,383	14,100
SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to real estate owned	18,557	18,055
Transfer of loans from held for investment to held for sale	87,196	35,395
Treasury stock issued for stock benefit plans	6,676	—
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands unless otherwise indicated)

1.	BASIS OF PRESENTATION
TFS Financial Corporation, a federally chartered stock holding company, conducts its principal activities through its wholly owned subsidiaries. The principal line of business of the Company is retail consumer banking, including mortgage lending, deposit gathering, and, to a much lesser extent, other financial services. On June 30, 2015, approximately 77% of the Company’s outstanding shares were owned by a federally chartered mutual holding company, Third Federal Savings and Loan Association of Cleveland, MHC. The thrift subsidiary of TFS Financial Corporation is Third Federal Savings and Loan Association of Cleveland.
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
The unaudited interim consolidated financial statements were prepared without an audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial condition of the Company at June 30, 2015, and its results of operations and cash flows for the periods presented. Such adjustments are the only adjustments reflected in the unaudited interim financial statements. In accordance with Regulation S-X for interim financial information, these statements do not include certain information and footnote disclosures required for complete audited financial statements. The Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014 contains consolidated financial statements and related notes, which should be read in conjunction with the accompanying interim consolidated financial statements. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2015 or for any other period.

2.	EARNINGS PER SHARE
Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. For purposes of computing earnings per share amounts, outstanding shares include shares held by the public, shares held by the ESOP that have been allocated to participants or committed to be released for allocation to participants, the 227,119,132 shares held by Third Federal Savings, MHC, and, for purposes of computing dilutive earnings per share, stock options and restricted stock units with a dilutive impact. At June 30, 2015 and 2014, respectively, the ESOP held 6,283,426 and 6,716,765 shares that were neither allocated to participants nor committed to be released to participants.

The following is a summary of the Company's earnings per share calculations.

	For the Three Months Ended June 30,
	2015			2014
	Income	Shares	Per share amount	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$17,258			$17,631
Less: income allocated to restricted stock units	145			84
Basic earnings per share:
Income available to common shareholders	$17,113	288,553,691	$0.06	$17,547	298,681,954	$0.06
Diluted earnings per share:
Effect of dilutive potential common shares		2,206,063			1,851,067
Income available to common shareholders	$17,113	290,759,754	$0.06	$17,547	300,533,021	$0.06

	For the Nine Months Ended June 30,
	2015			2014
	Income	Shares	Per share amount	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$49,568			$50,040
Less: income allocated to restricted stock units	424			240
Basic earnings per share:
Income available to common shareholders	$49,144	291,251,487	$0.17	$49,800	299,860,726	$0.17
Diluted earnings per share:
Effect of dilutive potential common shares		2,193,312			1,390,348
Income available to common shareholders	$49,144	293,444,799	$0.17	$49,800	301,251,074	$0.17
The following is a summary of outstanding stock options that are excluded from the computation of diluted earnings per share because their inclusion would be anti-dilutive.

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2015	2014	2015	2014
Options to purchase shares	1,359,000	784,600	1,391,400	829,300

3.	INVESTMENT SECURITIES
Investments available for sale are summarized as follows:

	June 30, 2015
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. government and agency obligations	$2,000	$8	$—	$2,008
REMICs	555,856	2,449	(1,691)	556,614
Fannie Mae certificates	10,090	715	(75)	10,730
Total	$567,946	$3,172	$(1,766)	$569,352

	September 30, 2014
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. government and agency obligations	$2,000	$23	$—	$2,023
REMICs	557,895	1,896	(4,184)	555,607
Fannie Mae certificates	10,654	749	(165)	11,238
Total	$570,549	$2,668	$(4,349)	$568,868

Gross unrealized losses on securities and the estimated fair value of the related securities, aggregated by investment category and length of time the individual securities have been in a continuous loss position, at June 30, 2015 and September 30, 2014, were as follows:

	June 30, 2015
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$133,939	$666	$87,887	$1,025	$221,826	$1,691
Fannie Mae certificates	4,823	75	—	—	4,823	75
Total	$138,762	$741	$87,887	$1,025	$226,649	$1,766

	September 30, 2014
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$182,151	$947	$162,321	$3,237	$344,472	$4,184
Fannie Mae certificates	—	—	4,826	165	4,826	165
Total	$182,151	$947	$167,147	$3,402	$349,298	$4,349

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
Since the decline in value is attributable to changes in interest rates and not credit quality and because the Association has neither the intent to sell the securities nor is it more likely than not the Association will be required to sell the securities for the time periods necessary to recover the amortized cost, these investments are not considered other-than-temporarily impaired. At June 30, 2015, the amortized cost and fair value of U.S. government and agency obligations available for sale, categorized as due within one year, are $2,000 and $2,008, respectively. At September 30, 2014, the amortized cost and fair value of those obligations, then categorized as due in more than one year but less than five years, were $2,000 and $2,023, respectively.

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES
Loans held for investment consist of the following:

	June 30, 2015	September 30, 2014
Real estate loans:
Residential Core	$9,271,050	$8,828,839
Residential Home Today	140,432	154,196
Home equity loans and lines of credit	1,641,827	1,696,929
Construction	51,020	57,104
Real estate loans	11,104,329	10,737,068
Other consumer loans	3,679	4,721
Less:
Deferred loan expenses (fees), net	7,144	(1,155)
LIP	(30,119)	(28,585)
Allowance for loan losses	(76,904)	(81,362)
Loans held for investment, net	$11,008,129	$10,630,687
At June 30, 2015 and September 30, 2014, respectively, $10,658 and $4,962 of loans were classified as mortgage loans held for sale.
A large concentration of the Company’s lending is in Ohio and Florida. As of June 30, 2015 and September 30, 2014, the percentages of residential real estate loans held in Ohio were 64% and 68%, respectively, and the percentages held in Florida were 17% as of both dates. As of June 30, 2015 and September 30, 2014, home equity loans and lines of credit were concentrated in Ohio (39% and 40% respectively), Florida (27% and 28% respectively), and California (13% at each date). Although somewhat dissipating during the last two years, the lingering effects of the adverse economic conditions and market for real estate in Ohio and Florida that arose in connection with the financial crisis of 2008, continue to unfavorably impact the ability of borrowers in those areas to repay their loans.
Home Today is an affordable housing program targeted to benefit low- and moderate-income home buyers. Through this program the Association provided the majority of loans to borrowers who would not otherwise qualify for the Association’s loan products, generally because of low credit scores. Although the credit profiles of borrowers in the Home Today program might be described as sub-prime, Home Today loans generally contain the same features as loans offered to our Core borrowers. Borrowers in the Home Today program must complete financial management education and counseling and must be referred to the Association by a sponsoring organization with which the Association has partnered as part of the program. Borrowers must also meet a minimum credit score threshold. Because the Association applied less stringent underwriting and credit standards to the majority of Home Today loans, loans originated under the program have greater credit risk than its traditional residential real estate mortgage loans. While effective March 27, 2009, the Home Today underwriting guidelines were changed to be substantially the same as the Association’s traditional first mortgage product, the majority of loans in this program were originated prior to that date. As of June 30, 2015 and September 30, 2014, the principal balance of Home Today loans originated prior to March 27, 2009 was $137,358 and $151,164, respectively. The Association does not offer, and has not offered, loan products frequently considered to be designed to target sub-prime borrowers containing features such as higher fees or higher rates, negative amortization, a loan-to-value ratio greater than 100%, or pay option adjustable-rate mortgages.

An age analysis of the recorded investment in loan receivables that are past due at June 30, 2015 and September 30, 2014 is summarized in the following tables. When a loan is more than one month past due on its scheduled payments, the loan is considered 30 days or more past due. Balances are net of deferred fees and any applicable loans-in-process.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
June 30, 2015
Real estate loans:
Residential Core	$9,047	$2,829	$26,855	$38,731	$9,232,807	$9,271,538
Residential Home Today	5,199	2,283	10,425	17,907	120,644	138,551
Home equity loans and lines of credit	4,687	2,086	7,159	13,932	1,636,689	1,650,621
Construction	—	—	427	427	20,217	20,644
Total real estate loans	18,933	7,198	44,866	70,997	11,010,357	11,081,354
Other consumer loans	—	—	—	—	3,679	3,679
Total	$18,933	$7,198	$44,866	$70,997	$11,014,036	$11,085,033

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
September 30, 2014
Real estate loans:
Residential Core	$9,067	$3,899	$37,451	$50,417	$8,772,180	$8,822,597
Residential Home Today	7,887	2,553	15,105	25,545	126,417	151,962
Home equity loans and lines of credit	6,044	1,785	9,037	16,866	1,687,349	1,704,215
Construction	200	—	—	200	28,354	28,554
Total real estate loans	23,198	8,237	61,593	93,028	10,614,300	10,707,328
Other consumer loans	—	—	—	—	4,721	4,721
Total	$23,198	$8,237	$61,593	$93,028	$10,619,021	$10,712,049
The recorded investment of loan receivables in non-accrual status is summarized in the following table. Balances are net of deferred fees.

	June 30, 2015	September 30, 2014
Real estate loans:
Residential Core	$67,458	$79,388
Residential Home Today	24,393	29,960
Home equity loans and lines of credit	23,168	26,189
Construction	427	—
Total real estate loans	115,446	135,537
Other consumer loans	—	—
Total non-accrual loans	$115,446	$135,537
Loans are placed in non-accrual status when they are contractually 90 days or more past due. Loans restructured in TDRs that were in non-accrual status prior to the restructurings remain in non-accrual status for a minimum of six months after restructuring. Additionally, home equity loans and lines of credit where the customer has a severely delinquent first mortgage loan and loans in Chapter 7 bankruptcy status where all borrowers have filed, and not reaffirmed or been dismissed, are placed in non-accrual status. At June 30, 2015 and September 30, 2014, respectively, the recorded investment in non-accrual loans includes $70,580 and $73,946 which are performing according to the terms of their agreement, of which $46,775 and $49,019 are loans in Chapter 7 bankruptcy status primarily where all borrowers have filed, and have not reaffirmed or been dismissed.
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
The recorded investment in loan receivables at June 30, 2015 and September 30, 2014 is summarized in the following table. The table provides details of the recorded balances according to the method of evaluation used for determining the allowance for loan losses, distinguishing between determinations made by evaluating individual loans and determinations made by evaluating groups of loans not individually evaluated. Balances of recorded investments are net of deferred fees and any applicable loans-in-process.

	June 30, 2015			September 30, 2014
	Individually	Collectively	Total	Individually	Collectively	Total
Real estate loans:
Residential Core	$124,740	$9,146,798	$9,271,538	$131,719	$8,690,878	$8,822,597
Residential Home Today	61,021	77,530	138,551	67,177	84,785	151,962
Home equity loans and lines of credit	33,369	1,617,252	1,650,621	34,490	1,669,725	1,704,215
Construction	427	20,217	20,644	—	28,554	28,554
Total real estate loans	219,557	10,861,797	11,081,354	233,386	10,473,942	10,707,328
Other consumer loans	—	3,679	3,679	—	4,721	4,721
Total	$219,557	$10,865,476	$11,085,033	$233,386	$10,478,663	$10,712,049
An analysis of the allowance for loan losses at June 30, 2015 and September 30, 2014 is summarized in the following table. The analysis provides details of the allowance for loan losses according to the method of evaluation, distinguishing between allowances for loan losses determined by evaluating individual loans and allowances for loan losses determined by evaluating groups of loans collectively.

	June 30, 2015			September 30, 2014
	Individually	Collectively	Total	Individually	Collectively	Total
Real estate loans:
Residential Core	$10,269	$15,686	$25,955	$8,889	$22,191	$31,080
Residential Home Today	4,137	6,942	11,079	6,366	10,058	16,424
Home equity loans and lines of credit	554	39,280	39,834	532	33,299	33,831
Construction	26	10	36	—	27	27
Total real estate loans	14,986	61,918	76,904	15,787	65,575	81,362
Other consumer loans	—	—	—	—	—	—
Total	$14,986	$61,918	$76,904	$15,787	$65,575	$81,362
At June 30, 2015 and September 30, 2014, individually evaluated loans that required an allowance were comprised only of loans evaluated for impairment based on the present value of cash flows, such as performing TDRs, and loans with a further deterioration in the fair value of collateral not yet identified as uncollectible. All other individually evaluated loans received a charge-off, if applicable.
Because many variables are considered in determining the appropriate level of general valuation allowances, directional changes in individual considerations do not always align with the directional change in the balance of a particular component of the general valuation allowance. At June 30, 2015 and September 30, 2014, respectively, allowances on individually reviewed loans evaluated for impairment based on the present value of cash flows, such as performing TDRs, were $14,953 and $15,787.

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
As described earlier in this footnote, Home Today loans have greater credit risk than traditional residential real estate mortgage loans. At June 30, 2015 and September 30, 2014, respectively, approximately 36% and 42% of Home Today loans include private mortgage insurance coverage. The majority of the coverage on these loans was provided by PMI Mortgage Insurance Co., which was seized by the Arizona Department of Insurance and through March 31, 2015 paid all claim payments at 67%. In April 2015, the Association was notified that, in addition to a catch-up adjustment for prior claims, all future claims will be paid at 70%. Appropriate adjustments have been made to the Association’s affected valuation allowances and charge-offs, and estimated loss severity factors were adjusted accordingly for loans evaluated collectively. The amount of loans in our owned portfolio covered by mortgage insurance provided by PMIC as of June 30, 2015 and September 30, 2014, respectively, was $145,495 and $186,233 of which $133,245 and $170,128 was current. The amount of loans in our owned portfolio covered by mortgage insurance provided by Mortgage Guaranty Insurance Corporation as of June 30, 2015 and September 30, 2014, respectively, was $61,458 and $74,254 of which $60,700 and $73,616 was current. As of June 30, 2015, MGIC's long-term debt rating, as published by the major credit rating agencies, did not meet the requirements to qualify as "high credit quality"; however, MGIC continues to make claims payments in accordance with its contractual obligations and the Association has not increased its estimated loss severity factors related to MGIC's claim paying ability. No other loans were covered by mortgage insurers that were deferring claim payments or which were assessed as being non-investment grade.
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

The recorded investment and the unpaid principal balance of impaired loans, including those reported as TDRs, as of June 30, 2015 and September 30, 2014 are summarized as follows. Balances of recorded investments are net of deferred fees.

	June 30, 2015			September 30, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related IVA recorded:
Residential Core	$65,899	$85,370	$—	$72,840	$94,419	$—
Residential Home Today	25,032	52,967	—	28,045	57,854	—
Home equity loans and lines of credit	23,256	32,616	—	26,618	38,046	—
Construction	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—
Total	$114,187	$170,953	$—	$127,503	$190,319	$—
With an IVA recorded:
Residential Core	$58,841	$59,668	$10,269	$58,879	$59,842	$8,889
Residential Home Today	35,989	36,481	4,137	39,132	39,749	6,366
Home equity loans and lines of credit	10,113	10,125	554	7,872	7,909	532
Construction	427	572	26	—	—	—
Other consumer loans	—	—	—	—	—	—
Total	$105,370	$106,846	$14,986	$105,883	$107,500	$15,787
Total impaired loans:
Residential Core	$124,740	$145,038	$10,269	$131,719	$154,261	$8,889
Residential Home Today	61,021	89,448	4,137	67,177	97,603	6,366
Home equity loans and lines of credit	33,369	42,741	554	34,490	45,955	532
Construction	427	572	26	—	—	—
Other consumer loans	—	—	—	—	—	—
Total	$219,557	$277,799	$14,986	$233,386	$297,819	$15,787
At June 30, 2015 and September 30, 2014, respectively, the recorded investment in impaired loans includes $181,600 and $186,428 of loans restructured in TDRs of which $17,051 and $20,851 were 90 days or more past due.
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

•	For residential mortgage loans, payments are greater than 180 days delinquent;

•	For home equity lines of credit, equity loans, and residential loans restructured in a TDR, payments are greater than 90 days delinquent;

•	For all classes of loans, a sheriff sale is scheduled within 60 days to sell the collateral securing the loan;

•	For all classes of loans, all borrowers have been discharged of their obligation through a Chapter 7 bankruptcy;

•	For all classes of loans, within 60 days of notification, all borrowers obligated on the loan have filed Chapter 7 bankruptcy and have not reaffirmed or been dismissed;

•	For all classes of loans, a borrower obligated on a loan has filed bankruptcy and the loan is greater than 30 days delinquent, and

•	For all classes of loans, it becomes evident that a loss is probable.

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
Loans restructured in TDRs that are not evaluated based on collateral are separately evaluated for impairment on a loan by loan basis at the time of restructuring and at each subsequent reporting date for as long as they are reported as TDRs. The impairment evaluation is based on the present value of expected future cash flows discounted at the effective interest rate of the original loan. Expected future cash flows include a discount factor representing a potential for default. Valuation allowances are recorded for the excess of the recorded investments over the result of the cash flow analysis. Loans discharged in Chapter 7 bankruptcy are reported as TDRs and also evaluated based on the present value of expected future cash flows unless evaluated based on collateral. We evaluate these loans using the expected future cash flows because we expect the borrower, not liquidation of the collateral, to be the source of repayment for the loan. Other consumer loans are not considered for restructuring. A loan restructured in a TDR is classified as an impaired loan for a minimum of one year. After one year, that loan may be reclassified out of the balance of impaired loans if the loan was restructured to yield a market rate for loans of similar credit risk at the time of restructuring and the loan is not impaired based on the terms of the restructuring agreement. No loans whose terms were restructured in TDRs were reclassified from impaired loans during the three and nine months ended June 30, 2015 and June 30, 2014.

The average recorded investment in impaired loans and the amount of interest income recognized during the period that the loans were impaired are summarized below.

	For the Three Months Ended June 30,
	2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related IVA recorded:
Residential Core	$67,486	$384	$78,386	$271
Residential Home Today	25,748	70	30,082	54
Home equity loans and lines of credit	23,745	66	28,214	81
Construction	—	—	76	—
Other consumer loans	—	—	—	—
Total	$116,979	$520	$136,758	$406
With an IVA recorded:
Residential Core	$58,837	$640	$57,180	$689
Residential Home Today	36,460	465	40,827	522
Home equity loans and lines of credit	9,122	71	6,968	61
Construction	214	5	—	—
Other consumer loans	—	—	—	—
Total	$104,633	$1,181	$104,975	$1,272
Total impaired loans:
Residential Core	$126,323	$1,024	$135,566	$960
Residential Home Today	62,208	535	70,909	576
Home equity loans and lines of credit	32,867	137	35,182	142
Construction	214	5	76	—
Other consumer loans	—	—	—	—
Total	$221,612	$1,701	$241,733	$1,678

	For the Nine Months Ended June 30,
	2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related IVA recorded:
Residential Core	$69,370	$970	$81,214	$846
Residential Home Today	26,539	193	31,391	207
Home equity loans and lines of credit	24,937	224	27,498	258
Construction	—	—	211	6
Other consumer loans	—	—	—	—
Total	$120,846	$1,387	$140,314	$1,317
With an IVA recorded:
Residential Core	$58,860	$1,954	$60,493	$2,112
Residential Home Today	37,561	1,428	43,052	1,611
Home equity loans and lines of credit	8,993	197	6,972	180
Construction	214	5	33	—
Other consumer loans	—	—	—	—
Total	$105,628	$3,584	$110,550	$3,903
Total impaired loans:
Residential Core	$128,230	$2,924	$141,707	$2,958
Residential Home Today	64,100	1,621	74,443	1,818
Home equity loans and lines of credit	33,930	421	34,470	438
Construction	214	5	244	6
Other consumer loans	—	—	—	—
Total	$226,474	$4,971	$250,864	$5,220

Interest on loans in non-accrual status is recognized on a cash-basis. The amounts of interest income on impaired loans recognized using a cash-basis method were $329 and $912 for the three months and nine months ended June 30, 2015, respectively, and $267 and $896 for the three months and nine months ended June 30, 2014, respectively. Cash payments on loans with a partial charge-off are applied fully to principal, then to recovery of the charged off amount prior to interest income being recognized. Interest income on the remaining impaired loans is recognized on an accrual basis.
The recorded investment in TDRs by type of concession as of June 30, 2015 and September 30, 2014 is shown in the tables below.

June 30, 2015	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Restructurings	Bankruptcy	Total
Residential Core	$16,709	$946	$8,576	$21,957	$23,584	$32,270	$104,042
Residential Home Today	8,170	15	6,217	12,917	22,257	6,521	56,097
Home equity loans and lines of credit	99	2,814	433	3,602	839	13,674	21,461
Total	$24,978	$3,775	$15,226	$38,476	$46,680	$52,465	$181,600

September 30, 2014	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Restructurings	Bankruptcy	Total
Residential Core	$16,693	$1,265	$10,248	$21,113	$22,687	$33,576	$105,582
Residential Home Today	11,374	78	7,448	15,085	20,823	5,301	60,109
Home equity loans and lines of credit	74	1,833	769	1,213	819	16,029	20,737
Total	$28,141	$3,176	$18,465	$37,411	$44,329	$54,906	$186,428

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

For all loans restructured during the three months and nine months ended June 30, 2015 and June 30, 2014 (set forth in the table below), the pre-restructured outstanding recorded investment was not materially different from the post-restructured outstanding recorded investment.

The following tables set forth the recorded investment in TDRs restructured during the periods presented, according to the types of concessions granted.

	For the Three Months Ended June 30, 2015
	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Restructurings	Bankruptcy	Total
Residential Core	$934	$—	$494	$591	$1,321	$1,095	$4,435
Residential Home Today	—	—	505	66	865	297	1,733
Home equity loans and lines of credit	—	303	—	1,418	115	432	2,268
Total	$934	$303	$999	$2,075	$2,301	$1,824	$8,436

	For the Three Months Ended June 30, 2014
	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Restructurings	Bankruptcy	Total
Residential Core	$1,443	$—	$—	$1,829	$2,134	$1,197	$6,603
Residential Home Today	210	—	—	231	871	273	1,585
Home equity loans and lines of credit	—	426	94	356	200	282	1,358
Total	$1,653	$426	$94	$2,416	$3,205	$1,752	$9,546

	For the Nine Months Ended June 30, 2015
	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Restructurings	Bankruptcy	Total
Residential Core	$2,234	$—	$832	$3,438	$3,734	$5,338	$15,576
Residential Home Today	81	—	863	222	4,352	2,031	7,549
Home equity loans and lines of credit	—	1,292	—	2,448	212	1,260	5,212
Total	$2,315	$1,292	$1,695	$6,108	$8,298	$8,629	$28,337

	For the Nine Months Ended June 30, 2014
	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Restructurings	Bankruptcy	Total
Residential Core	$2,354	$—	$224	$3,920	$4,131	$3,964	$14,593
Residential Home Today	371	—	66	456	3,095	504	4,492
Home equity loans and lines of credit	—	977	94	899	311	1,828	4,109
Total	$2,725	$977	$384	$5,275	$7,537	$6,296	$23,194

Below summarizes the information on TDRs restructured within the previous 12 months of the period listed for which there was a subsequent payment default, at least 30 days past due on one scheduled payment, during the period presented.

	For the Three Months Ended June 30,
	2015		2014
TDRs That Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)		(Dollars in thousands)
Residential Core	26	$2,874	22	$1,876
Residential Home Today	19	1,024	22	816
Home equity loans and lines of credit	21	557	23	810
Total	66	$4,455	67	$3,502

	For the Nine Months Ended June 30,
	2015		2014
TDRs That Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)		(Dollars in thousands)
Residential Core	37	$3,790	31	$2,640
Residential Home Today	27	1,440	29	1,054
Home equity loans and lines of credit	39	748	47	945
Total	103	$5,978	107	$4,639

The following tables provide information about the credit quality of residential loan receivables by an internally assigned grade. Balances are net of deferred fees and any applicable LIP.

	Pass	Special Mention	Substandard	Loss	Total
June 30, 2015
Real Estate Loans:
Residential Core	$9,200,313	$—	$71,225	$—	$9,271,538
Residential Home Today	112,538	—	26,013	—	138,551
Home equity loans and lines of credit	1,618,873	4,936	26,812	—	1,650,621
Construction	20,217	—	427	—	20,644
Total	$10,951,941	$4,936	$124,477	$—	$11,081,354

	Pass	Special Mention	Substandard	Loss	Total
September 30, 2014
Real Estate Loans:
Residential Core	$8,739,183	$—	$83,414	$—	$8,822,597
Residential Home Today	120,827	—	31,135	—	151,962
Home equity loans and lines of credit	1,667,939	6,084	30,192	—	1,704,215
Construction	28,554	—	—	—	28,554
Total	$10,556,503	$6,084	$144,741	$—	$10,707,328
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
At June 30, 2015 and September 30, 2014, respectively, the recorded investment of impaired loans includes $104,051 and $103,459 of TDRs that are individually evaluated for impairment, but have adequately performed under the terms of the restructuring and are classified as Pass loans. At June 30, 2015 and September 30, 2014, respectively, there were $8,971 and $14,814 of loans classified substandard and $4,936 and $6,084 of loans designated special mention that are not included in the recorded investment of impaired loans; rather, they are included in loans collectively evaluated for impairment.
Other consumer loans are internally assigned a grade of nonperforming when they become 90 days or more past due. At June 30, 2015 and September 30, 2014, no consumer loans were graded as nonperforming.
During the three months ended December 31, 2013, $5,321 of residential loans were deemed uncollectible and fully charged-off as a result of implementing a new practice of charging off the remaining balance on loans that had remained delinquent and in the foreclosure process for greater than 1,500 days. These loans previously were recorded at estimated net realizable value, with the potential for additional loss recognized within the allowance for loan losses. Any future foreclosure proceeds on these loans would result in recoveries of prior charge-offs.

Activity in the allowance for loan losses is summarized as follows:

	For the Three Months Ended June 30, 2015
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$28,507	$(2,647)	$(1,472)	$1,567	$25,955
Residential Home Today	12,578	(1,198)	(910)	609	11,079
Home equity loans and lines of credit	35,990	3,827	(1,956)	1,973	39,834
Construction	18	18	—	—	36
Total real estate loans	77,093	—	(4,338)	4,149	76,904
Other consumer loans	—	—	—	—	—
Total	$77,093	$—	$(4,338)	$4,149	$76,904

	For the Three Months Ended June 30, 2014
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$32,642	$328	$(2,043)	$585	$31,512
Residential Home Today	16,919	883	(1,180)	355	16,977
Home equity loans and lines of credit	33,785	2,841	(4,143)	1,497	33,980
Construction	45	(52)	(151)	191	33
Total real estate loans	83,391	4,000	(7,517)	2,628	82,502
Other consumer loans	—	—	—	—	—
Total	$83,391	$4,000	$(7,517)	$2,628	$82,502

	For the Nine Months Ended June 30, 2015
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$31,080	$(3,056)	$(5,656)	$3,587	$25,955
Residential Home Today	16,424	(3,811)	(2,573)	1,039	11,079
Home equity loans and lines of credit	33,831	10,028	(8,709)	4,684	39,834
Construction	27	(161)	—	170	36
Total real estate loans	81,362	3,000	(16,938)	9,480	76,904
Other consumer loans	—	—	—	—	—
Total	$81,362	$3,000	$(16,938)	$9,480	$76,904

	For the Nine Months Ended June 30, 2014
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$35,427	$7,274	$(13,226)	$2,037	$31,512
Residential Home Today	24,112	(2,336)	(6,501)	1,702	16,977
Home equity loans and lines of credit	32,818	10,222	(13,078)	4,018	33,980
Construction	180	(160)	(192)	205	33
Total real estate loans	92,537	15,000	(32,997)	7,962	82,502
Other consumer loans	—	—	—	—	—
Total	$92,537	$15,000	$(32,997)	$7,962	$82,502

5.	DEPOSITS
Deposit account balances are summarized as follows:

	June 30, 2015	September 30, 2014
Negotiable order of withdrawal accounts	$1,005,044	$990,326
Savings accounts	1,624,088	1,661,920
Certificates of deposit	5,830,929	6,000,216
	8,460,061	8,652,462
Accrued interest	1,998	1,416
Total deposits	$8,462,059	$8,653,878
Brokered certificates of deposit, which are used as a cost effective funding alternative, totaled $520,110 and $356,685 at June 30, 2015 and September 30, 2014, respectively. The FDIC places restrictions on banks with regard to issuing brokered deposits based on the bank's capital classification. As a well-capitalized institution at June 30, 2015 and September 30, 2014, the Association may accept brokered deposits without FDIC restrictions.
6.    OTHER COMPREHENSIVE INCOME (LOSS)

The change in accumulated other comprehensive income (loss) by component is as follows:

	For the Three Months Ended			For the Three Months Ended
	June 30, 2015			June 30, 2014
	Unrealized gains (losses) on securities available for sale	Defined Benefit Plan	Total	Unrealized gains (losses) on securities available for sale	Defined Benefit Plan	Total
Balance at beginning of period	$3,209	$(9,453)	$(6,244)	$(2,310)	$(6,372)	$(8,682)
Other comprehensive (loss) income before reclassifications, net of tax benefit (expense) of $1,235 and $(1,182)	(2,294)	—	(2,294)	2,195	—	2,195
Amounts reclassified from accumulated other comprehensive income (loss), net of tax benefit of $67 and $26	—	123	123	—	48	48
Other comprehensive (loss) income	(2,294)	123	(2,171)	2,195	48	2,243
Balance at end of period	$915	$(9,330)	$(8,415)	$(115)	$(6,324)	$(6,439)

	For the Nine Months Ended			For the Nine Months Ended
	June 30, 2015			June 30, 2014
	Unrealized gains (losses) on securities available for sale	Defined Benefit Plan	Total	Unrealized gains (losses) on securities available for sale	Defined Benefit Plan	Total
Balance at beginning of period	$(1,092)	$(9,700)	$(10,792)	$(2,136)	$(6,468)	$(8,604)
Other comprehensive income before reclassifications, net of tax expense of $1,081 and $1,088	2,007	—	2,007	2,021	—	2,021
Amounts reclassified from accumulated other comprehensive income (loss), net of tax benefit of $200 and $78	—	370	370	—	144	144
Other comprehensive income	2,007	370	2,377	2,021	144	2,165
Balance at end of period	$915	$(9,330)	$(8,415)	$(115)	$(6,324)	$(6,439)

The following table presents the reclassification adjustment out of accumulated other comprehensive income (loss) included in net income and the corresponding line item on the consolidated statements of income for the periods indicated:

	Amounts Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income Components	For the Three Months Ended June 30,		For the Nine Months Ended June 30,		Line Item in the Statement of Income
	2015	2014	2015	2014
Actuarial loss	$190	$74	$570	$222	(a)
Income tax benefit	(67)	(26)	(200)	(78)	Income tax expense
Net of income tax benefit	$123	$48	$370	$144
(a) These items are included in the computation of net period pension cost. See Note 8. Defined Benefit Plan for additional disclosure.

7.	INCOME TAXES
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
The Company makes certain investments in limited partnerships which invest in affordable housing projects that qualify for the Low Income Housing Tax Credit. The Company acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnership. The balance of these investments is included in Other Assets on the Consolidated Statements of Condition, $991 at June 30, 2015 and $0 at September 30, 2014.
The Company accounts for its interests in LIHTCs using the proportional amortization method. The impact of the Company's investments in tax credit entities on the provision for income taxes was not material during the three and nine months ended June 30, 2015 and June 30, 2014.

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
The components, including an estimated settlement adjustment due to expected lump sum payments exceeding the interest cost for the year, of net periodic cost recognized in the statements of income are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Interest cost	$782	$801	$2,347	$2,403
Expected return on plan assets	(1,104)	(1,055)	(3,311)	(3,166)
Amortization of net loss	190	74	570	222
Estimated net loss due to settlement	228	180	684	541
Net periodic cost	$96	$—	$290	$—
There were no required minimum employer contributions during the nine months ended June 30, 2015. The Company made a voluntary contribution of $2,000 during the three months ended June 30, 2015. No minimum employer contributions are expected during the remainder of the fiscal year.

9.	EQUITY INCENTIVE PLAN
In December 2014 and May 2015, respectively, 961,200 and 433,200 options to purchase our common stock and 295,500 and 81,600 restricted stock units were granted to certain directors, officers and employees of the Company. The awards were made pursuant to the shareholder-approved 2008 Equity Incentive Plan.
During the nine months ended June 30, 2015 and 2014, the Company recorded $5,656 and $5,335, respectively, of stock-based compensation expense, comprised of stock option expense of $2,624 and $2,464, respectively, and restricted stock units expense of $3,032 and $2,871, respectively.
At June 30, 2015, 7,373,475 shares were subject to options, with a weighted average exercise price of $11.89 per share and a weighted average grant date fair value of $2.98 per share. Expected future expense related to the 2,468,802 non-vested options outstanding as of June 30, 2015 is $4,029 over a weighted average of 2.6 years. At June 30, 2015, 906,662 restricted stock units, with a weighted average grant date fair value of $12.94 per unit, are unvested. Expected future compensation expense relating to the 1,277,040 restricted stock units outstanding as of June 30, 2015 is $5,585 over a weighted average period of 2.4 years. Each unit is equivalent to one share of common stock.

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

At June 30, 2015, the Company had commitments to originate loans as follows:

Fixed-rate mortgage loans	$314,655
Adjustable-rate mortgage loans	270,350
Equity loans and lines of credit including bridge loans	47,449
Total	$632,454
At June 30, 2015, the Company had unfunded commitments outstanding as follows:

Equity lines of credit	$1,193,728
Construction loans	30,119
Private equity investments	12,941
Total	$1,236,788
At June 30, 2015, the unfunded commitment on home equity lines of credit, including commitments for accounts suspended as a result of material default or a decline in equity, is $1,366,920.
At June 30, 2015 and September 30, 2014, the Company had $10,301 and $4,570, respectively, in commitments to securitize and sell mortgage loans.
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
As permitted under the fair value guidance in U.S. GAAP, the Company elects to measure at fair value mortgage loans classified as held for sale that are subject to pending agency contracts to securitize and sell loans. This election is expected to reduce volatility in earnings related to market fluctuations between the contract trade and settlement dates. At June 30, 2015 and September 30, 2014, respectively, there were $10,298 and $4,570 loans held for sale, with unpaid principal balances of $10,301 and $4,491, subject to pending agency contracts for which the fair value option was elected. Included in the net gain on the sale of loans is $63 and $177 for the three months ending June 30, 2015 and 2014, respectively, and $(48) and $117 for the nine months ending June 30, 2015 and 2014, respectively, related to changes during the period in the fair value of loans held for sale subject to pending agency contracts.
Presented below is a discussion of the methods and significant assumptions used by the Company to estimate fair value.
Investment Securities Available for Sale—Investment securities available for sale are recorded at fair value on a recurring basis. At June 30, 2015 and September 30, 2014, respectively, this includes $569,352 and $568,868 of investments in U.S. government and agency obligations including U.S. Treasury notes and sequentially structured, highly liquid collateralized mortgage obligations issued by Fannie Mae, Freddie Mac and Ginnie Mae. Both are measured using the market approach. The fair values of treasury notes and collateralized mortgage obligations represent unadjusted price estimates obtained from third party independent nationally recognized pricing services using pricing models or quoted prices of securities with similar characteristics and are included in Level 2 of the hierarchy. Third party pricing is reviewed on a monthly basis for reasonableness based on the market knowledge and experience of company personnel that interact daily with the markets for these types of securities.
Mortgage Loans Held for Sale—The fair value of mortgage loans held for sale is estimated on an aggregate basis using a market approach based on quoted secondary market pricing for loan portfolios with similar characteristics. Loans held for sale are carried at the lower of cost or fair value except, as described above, the Company elects the fair value measurement option for mortgage loans held for sale subject to pending agency contracts to securitize and sell loans. Loans held for sale are included in Level 2 of the hierarchy. At June 30, 2015 and September 30, 2014 there were $10,298 and $4,570, respectively, of loans held for sale measured at fair value and $360 and $392, respectively, of loans held for sale carried at cost.
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
Loans held for investment that have been restructured in TDRs and are performing according to the restructured terms of the loan agreement are individually evaluated for impairment using the present value of future cash flows based on the loan’s effective interest rate, which is not a fair value measurement. At June 30, 2015 and September 30, 2014, respectively, this included $104,872 and $105,954 in recorded investment of TDRs with related allowances for loss of $14,953 and $15,787.
Real Estate Owned—Real estate owned includes real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of the cost basis or fair value less estimated costs to dispose. Fair value is estimated under the market approach using independent third party appraisals. As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions. At June 30, 2015 and September 30, 2014, these adjustments were not significant to reported fair values. At June 30, 2015 and September 30, 2014, respectively, $14,415 and $17,970 of real estate owned is included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis where the cost basis equals or exceeds the estimate of fair values less costs to dispose of these properties. Real estate owned, as reported in the Consolidated Statements of Condition, includes estimated costs to dispose of $1,773 and $1,667 related to properties measured at fair value and $6,739 and $5,465 of properties carried at their original or adjusted cost basis at June 30, 2015 and September 30, 2014, respectively.
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

Assets and liabilities carried at fair value on a recurring basis in the Consolidated Statements of Condition at June 30, 2015 and September 30, 2014 are summarized below.

		Recurring Fair Value Measurements at Reporting Date Using
	June 30, 2015	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available for sale:
U.S. government and agency obligations	$2,008	$—	$2,008	$—
REMIC's	556,614	—	556,614	—
Fannie Mae certificates	10,730	—	10,730	—
Mortgage loans held for sale	10,298	—	10,298	—
Derivatives:
Interest rate lock commitments	86	—	—	86
Total	$579,736	$—	$579,650	$86

Liabilities
Derivatives:
Forward commitments for the sale of mortgage loans	$5	$—	$5	$—
Total	$5	$—	$5	$—

		Recurring Fair Value Measurements at Reporting Date Using
	September 30, 2014	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available for sale:
U.S. government and agency obligations	$2,023	$—	$2,023	$—
REMIC's	555,607	—	555,607	—
Fannie Mae certificates	11,238	—	11,238	—
Mortgage loans held for sale	4,570	—	4,570	—
Derivatives:
Interest rate lock commitments	59	—	—	59
Total	$573,497	$—	$573,438	$59

Liabilities
Derivatives:
Forward commitments for the sale of mortgage loans	$14	$—	$14	$—
Total	$14	$—	$14	$—

The table below presents a reconciliation of the beginning and ending balances and the location within the Consolidated Statements of Income where gains (losses) due to changes in fair value are recognized on interest rate lock commitments which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Beginning balance	$169	$68	$59	$158
Gain (loss) during the period due to changes in fair value:
Included in other non-interest income	(83)	8	27	(82)
Ending balance	$86	$76	$86	$76
Change in unrealized gains for the period included in earnings for assets held at end of the reporting date	$86	$76	$86	$76
Summarized in the tables below are those assets measured at fair value on a nonrecurring basis. This includes loans held for investment that are individually evaluated for impairment, excluding performing TDRs valued using the present value of cash flow method, and properties included in real estate owned that are carried at fair value less estimated costs to dispose at the reporting date.

		Nonrecurring Fair Value Measurements at Reporting Date Using
	June 30, 2015	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Impaired loans, net of allowance	$114,652	$—	$—	$114,652
Real estate owned(1)	14,415	—	—	14,415
Total	$129,067	$—	$—	$129,067

(1)	Amounts represent fair value measurements of properties before deducting estimated costs to dispose.

		Nonrecurring Fair Value Measurements at Reporting Date Using
	September 30, 2014	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Impaired loans, net of allowance	$127,432	$—	$—	$127,432
Real estate owned(1)	17,970	—	—	17,970
Total	$145,402	$—	$—	$145,402

(1)	Amounts represent fair value measurements of properties before deducting estimated costs to dispose.
The following provides quantitative information about significant unobservable inputs categorized within Level 3 of the Fair Value Hierarchy.

	Fair Value						Weighted
	6/30/2015	Valuation Technique(s)	Unobservable Input	Range			Average
Impaired loans, net of allowance	$114,652	Market comparables of collateral discounted to estimated net proceeds	Discount appraised value to estimated net proceeds based on historical experience:
			• Residential Properties	0	-	24%	8.1%

Interest rate lock commitments	$86	Quoted Secondary Market pricing	Closure rate	0	-	100%	77.0%

	Fair Value						Weighted
	9/30/2014	Valuation Technique(s)	Unobservable Input	Range			Average
Impaired loans, net of allowance	$127,432	Market comparables of collateral discounted to estimated net proceeds	Discount appraised value to estimated net proceeds based on historical experience:
			• Residential Properties	0	-	24%	8.3%

Interest rate lock commitments	$59	Quoted Secondary Market pricing	Closure rate	0	-	100%	76.0%
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

	June 30, 2015
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and due from banks	$26,545	$26,545	$26,545	$—	$—
Interest earning cash equivalents	197,658	197,658	197,658	—	—
Investment securities available for sale	569,352	569,352	—	569,352	—
Mortgage loans held for sale	10,658	10,667	—	10,667	—
Loans, net:
Mortgage loans held for investment	11,004,450	11,372,347	—	—	11,372,347
Other loans	3,679	3,843	—	—	3,843
Federal Home Loan Bank stock	69,470	69,470	N/A	—	—
Private equity investments	245	245	—	—	245
Accrued interest receivable	32,035	32,035	—	32,035	—
Derivatives	86	86	—	—	86
Liabilities:
NOW and passbook accounts	$2,629,132	$2,629,132	$—	$2,629,132	$—
Certificates of deposit	5,832,927	5,717,948	—	5,717,948	—
Borrowed funds	1,899,080	1,908,810	—	1,908,810	—
Borrowers’ advances for taxes and insurance	44,173	44,173	—	44,173	—
Principal, interest and escrow owed on loans serviced	44,940	44,940	—	44,940	—
Derivatives	5	5	—	5	—

	September 30, 2014
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and due from banks	$26,886	$26,886	$26,886	$—	$—
Interest earning cash equivalents	154,517	154,517	154,517	—	—
Investment securities available for sale	568,868	568,868	—	568,868	—
Mortgage loans held for sale	4,962	4,974	—	4,974	—
Loans, net:
Mortgage loans held for investment	10,625,966	10,876,564	—	—	10,876,564
Other loans	4,721	4,894	—	—	4,894
Federal Home Loan Bank stock	40,411	40,411	N/A	—	—
Private equity investments	551	551	—	—	551
Accrued interest receivable	31,952	31,952	—	31,952	—
Derivatives	59	59	—	—	59
Liabilities:
NOW and passbook accounts	$2,652,246	$2,652,246	$—	$2,652,246	$—
Certificates of deposit	6,001,632	5,875,499	—	5,875,499	—
Borrowed funds	1,138,639	1,139,647	—	1,139,647	—
Borrowers’ advances for taxes and insurance	76,266	76,266	—	76,266	—
Principal, interest and escrow owed on loans serviced	54,670	54,670	—	54,670	—
Derivatives	14	14	—	14	—
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
The Company enters into forward commitments for the sale of mortgage loans principally to protect against the risk of adverse interest rate movements on net income. The Company recognizes the fair value of such contracts when the characteristics of those contracts meet the definition of a derivative. These derivatives are not designated in a hedging relationship; therefore, gains and losses are recognized immediately in the statement of income. In addition, the Company enters into commitments to originate a portion of its loans, which when funded, are classified as held for sale. Such commitments meet the definition of a derivative and are not designated in a hedging relationship; therefore, gains and losses are recognized immediately in the statement of income. The Company had no derivatives designated as hedging instruments under FASB ASC 815, “Derivatives and Hedging,” at June 30, 2015 or September 30, 2014.
The following table provides the locations within the Consolidated Statements of Condition and the fair values for derivatives not designated as hedging instruments.

	Asset Derivatives
	June 30, 2015		September 30, 2014
	Location	Fair Value	Location	Fair Value
Interest rate lock commitments	Other Assets	$86	Other Assets	$59

	Liability Derivatives
	June 30, 2015		September 30, 2014
	Location	Fair Value	Location	Fair Value
Forward commitments for the sale of mortgage loans	Other Liabilities	$5	Other Liabilities	$14
The following table summarizes the locations and amounts of gain or (loss) recognized within the Consolidated Statements of Income on derivative instruments not designated as hedging instruments.

		Amount of Gain or (Loss) Recognized in Income on Derivatives
		Three Months Ended		Nine Months Ended
	Location of Gain or (Loss)	June 30,		June 30,
	Recognized in Income	2015	2014	2015	2014
Interest rate lock commitments	Other non-interest income	$(83)	$8	$27	$(82)
Forward commitments for the sale of mortgage loans	Net gain on the sale of loans	(5)	(17)	9	(8)
Total		$(88)	$(9)	$36	$(90)

13.	RECENT ACCOUNTING PRONOUNCEMENTS
Pending as of June 30, 2015
In May 2015, the FASB issued ASU 2015-07 Fair Value Measurement (Topic 820) Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share. Under this amendment, investments for which fair value is measured at net value per share (or its equivalent) using the practical expedient should not be categorized in the fair value hierarchy. The amendments in this Update are effective for public companies for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of adopting the amendments on its consolidated financial statements.

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
In January 2014, the FASB issued ASU 2014-04, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40), Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure to reduce diversity by clarifying when an in-substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The only impact of these amendments on the Company's consolidated financial statements will be the addition of a disclosure of loans in foreclosure in Note 4. Loans and Allowance for Loan Losses.
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
High Levels of Regulatory Capital
At June 30, 2015, as computed in accordance with the revised, effective January 1, 2015, capital requirements and computational methodologies promulgated by the federal banking agencies, the Company’s Tier 1 (leverage) capital totaled $1.76 billion or 13.94% of net average assets and 24.09% of risk-weighted assets, while the Association’s Tier 1(leverage) capital totaled $1.58 billion or 12.53% of net average assets and 21.70% of risk-weighted assets. Each of these measures was more than twice the minimum requirements currently in effect for the Association, for designation as “well capitalized” under regulatory prompt corrective action provisions which set minimum levels of 5.00% of net average assets and 8.00% of risk-weighted assets. Refer to the Liquidity and Capital Resources of this Item 2 for additional discussion regarding regulatory capital requirements.
Promotion of Adjustable-Rate Loans and Shorter-Term, Fixed-Rate Loans
In July 2010, we began marketing an adjustable-rate mortgage loan product that provides us with improved interest rate risk characteristics when compared to a 30-year, fixed-rate mortgage loan. Since its introduction, our “Smart Rate” adjustable rate mortgage has offered borrowers an interest rate lower than that of a 30-year, fixed-rate loan. The interest rate in the Smart Rate mortgage is locked for three or five years then resets annually after that. The Smart Rate mortgage contains a feature to re-lock the rate an unlimited number of times at our then current interest rate and fee schedule, for another three or five years (which must be the same as the original lock period) without having to complete a full refinance transaction. Re-lock eligibility is subject to a satisfactory payment performance history by the borrower (never 60 days late, no 30-day delinquencies during the last twelve months, current at the time of re-lock, and no foreclosures or bankruptcies since the Smart Rate application was taken). In addition to a satisfactory payment history, re-lock eligibility requires that the property continues to be the borrower’s primary residence. The loan term cannot be extended in connection with a re-lock nor can new funds be advanced. All interest rate caps and floors remain as originated.

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
The following tables set forth our first mortgage loan production and balances segregated by loan structure at origination.

	For the Nine Months Ended June 30, 2015		For the Nine Months Ended June 30, 2014
	Amount	Percent	Amount	Percent
First Mortgage Loan Originations:
ARM production	$710,804	43.4%	$597,066	38.0%
Fixed-rate production:
Terms less than or equal to 10 years	479,721	29.3	660,993	42.1
Terms greater than 10 years	448,468	27.3	312,896	19.9
Total fixed-rate production	928,189	56.6	973,889	62.0
Total First Mortgage Loan Originations:	$1,638,993	100.0%	$1,570,955	100.0%

	June 30, 2015		June 30, 2014
	Amount	Percent	Amount	Percent
Residential Mortgage Loans Held For Investment, at the indicated dates:
ARM Loans	$3,730,648	39.6%	$3,368,497	38.1%
Fixed-rate Loans:
Terms less than or equal to 10 years	1,772,000	18.8	1,371,556	15.5
Terms greater than 10 years	3,908,834	41.6	4,100,731	46.4
Total fixed-rate loans	5,680,834	60.4	5,472,287	61.9
Total Residential Mortgage Loans Held For Investment:	$9,411,482	100.0%	$8,840,784	100.0%
The following table sets forth the balances as of June 30, 2015 for all ARM loans segregated by the next scheduled interest rate reset date.

Current Balance of ARM Loans Scheduled for Interest Rate Reset
During the Fiscal Years Ending September 30,	(in thousands)
2015	$82
2016	361,367
2017	789,669
2018	1,060,877
2019	738,667
2020	779,986
Total	$3,730,648
At June 30, 2015 and September 30, 2014, mortgage loans held for sale, all of which were long-term, fixed-rate first mortgage loans and all of which were held for sale to Fannie Mae, totaled $10.7 million and $5.0 million, respectively.

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
Beginning in March 2012, the Association began offering redesigned home equity lines of credit subject to certain property and credit performance conditions. Through these redesigned products, we have begun the process of re-establishing home equity line of credit lending as a meaningful strategy used to manage our interest rate risk profile. At June 30, 2015, home equity lines of credit totaled $1.48 billion. Our home equity lending is discussed in the Allowance for Loan Losses section of the Critical Accounting Policies that follows this Overview.
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
Monitoring and Limiting Our Credit Risk. While, historically, we had been successful in limiting our credit risk exposure by generally imposing high credit standards with respect to lending, the confluence of unfavorable regional and macro-economic events that culminated in the 2008 housing market collapse and financial crisis, coupled with our pre-2010 expanded participation in the second lien mortgage lending markets, significantly refocused our attention with respect to credit risk. In response to the evolving economic landscape, we continuously revise and update our quarterly analysis and evaluation procedures, as needed, for each category of our lending with the objective of identifying and recognizing all appropriate credit impairments. At June 30, 2015, 90% of our assets consisted of residential real estate loans (both “held for sale” and “held for investment”) and home equity loans and lines of credit, which were originated predominantly to borrowers in the states of Ohio and Florida. Our analytic procedures and evaluations include specific reviews of all home equity loans and lines of credit that become 90 or more days past due, as well as specific reviews of all first mortgage loans that become 180 or more days past due. We transfer performing home equity lines of credit subordinate to first mortgages delinquent greater than 90 days to non-accrual status. We also charge-off performing loans to collateral value and classify those loans as non-accrual within 60 days of notification of all borrowers filing Chapter 7 bankruptcy, that have not reaffirmed or been dismissed, regardless of how long the loans have been performing. Loans where at least one borrower has been discharged of their obligation in Chapter 7 bankruptcy, are classified as TDRs. At June 30, 2015, $48.9 million of loans in Chapter 7 bankruptcy status were included in total TDRs. At June 30, 2015, the recorded investment in non-accrual status loans included $46.8 million of performing loans in Chapter 7 bankruptcy status, of which $43.6 million were also reported as TDRs.
In response to the unfavorable regional and macro-economic environment that arose beginning in 2008, and in an effort to limit our credit risk exposure and improve the credit performance of new customers, we tightened our credit eligibility criteria in evaluating a borrower’s ability to successfully fulfill his or her repayment obligation and we revised the design of many of our loan products to require higher borrower down-payments, limited the products available for condominiums, eliminated certain product features (such as interest-only adjustable-rate loans and loans above certain loan-to-value ratios), and we previously suspended home equity lending products with the exception of bridge loans between June 2010 and March 2012. The delinquency level related to loan originations prior to 2009, compared to originations in 2009 and after, reflect the higher credit standards to which we have subjected all new originations. As of June 30, 2015, loans originated prior to 2009 had a balance of $2.69 billion, of which $62.6 million, or 2.3%, were delinquent, while loans originated in 2009 and after had a balance of $8.41 billion, of which $8.4 million, or 0.1%, were delinquent.
One aspect of our heightened credit risk relates to high concentrations of our loans that are secured by residential real estate in individual states, such as Ohio and Florida, particularly in light of the difficulties that arose in connection with the 2008 housing crisis with respect to the real estate markets in those two states. At June 30, 2015, approximately 63.9% and 17.1% of the combined total of our residential Core and construction loans held for investment were secured by properties in Ohio and Florida, respectively. Our 30 or more days delinquency ratios on those loans in Ohio and Florida at June 30, 2015 were 0.5% and 0.6%, respectively. Our 30 or more days delinquency ratio for the Core portfolio as a whole was 0.4% at June 30, 2015. Also, at June 30, 2015, approximately 39.5% and 26.6% of our home equity loans and lines of credit were secured by properties in Ohio and Florida, respectively. Our 30 days or more delinquency ratios on those loans in Ohio and Florida at June 30, 2015 were 1.1% and 0.8%, respectively. Our 30 or more days delinquency ratio for the home equity loans and lines of credit portfolio as a whole at June 30, 2015 was 0.8%. While we focus our attention on, and are concerned with respect to the resolution of all loan delinquencies, our highest concern relates to loans that are secured by properties in Florida. The "Loan Portfolio Composition" portion of this Overview section and the “Allowance for Loan Losses” portion of the Critical Accounting Policies section that immediately follows this Overview, provides extensive details regarding our loan portfolio composition, delinquency statistics, our methodology in evaluating our loan loss provisions and the adequacy of our allowance for loan losses. In an effort to moderate the concentration of our credit risk exposure in individual states, particularly Ohio and Florida, we have utilized direct mail marketing, our internet site and our customer service call center to extend our lending activities to other attractive geographic locations. Currently, in addition to Ohio and Florida, we are actively lending in 19 other states and the District of Columbia, and as a result of that activity, the concentration ratios of the combined total of our residential, Core and construction loans held for investment for Ohio and Florida, as disclosed earlier in this paragraph, have trended downward from their September 30, 2010 levels when the concentrations were 79.1% in Ohio and 19.0% in Florida. Of the total mortgage and equity loan originations for the nine months ended June 30, 2015, 38.1% are secured by properties in states other than Ohio or Florida. Although somewhat dissipating during the last two years, the lingering effects of the adverse economic conditions and market for real estate in Ohio and Florida that arose in connection with the financial crisis of 2008, continue to unfavorably impact the ability of borrowers in those areas to repay their loans.
Our residential Home Today loans are another area of heightened credit risk. Although the principal balance in these loans totaled $140.4 million at June 30, 2015, and constituted only 1.2% of our total “held for investment” loan portfolio balance, these loans comprised 23.2% and 25.2% of our 90 days or greater delinquencies and our total delinquencies, respectively, at that date. At June 30, 2015, approximately 95.4% and 4.4% of our residential, Home Today loans were secured by properties in Ohio and Florida, respectively. At June 30, 2015, the percentages of those loans delinquent 30 days or more in Ohio and Florida were 12.8% and 16.5%, respectively. The disparity between the portfolio composition ratio and delinquency composition ratio reflects the nature of the Home Today loans. We do not offer, and have not offered, loan products frequently considered to be designed to target sub-prime borrowers containing features such as higher fees or higher rates, negative amortization, or low initial payment features with adjustable interest rates. Our Home Today loans, the majority of which were entered into with borrowers that had credit profiles that would not have otherwise qualified for our loan products due to deficient credit scores, generally contained the same features as loans offered to our Core borrowers. The overriding objective of our Home Today lending, just as it is with our Core lending, was to create successful homeowners. We have attempted to manage our Home Today credit risk by requiring that borrowers attend pre- and post-borrowing financial management education and counseling and that the borrowers be referred to us by a sponsoring organization with which we have partnered. Further, to manage the credit aspect of these loans, inasmuch as the majority of these buyers do not have sufficient funds for required down payments, many loans include private mortgage insurance. At June 30, 2015, 36.2% of Home Today loans included private mortgage insurance coverage. From a peak recorded investment of $306.6 million at December 31, 2007, the total recorded investment of the Home Today portfolio has declined to $138.6 million at June 30, 2015. This trend generally reflects the evolving conditions in the mortgage real estate market and the tightening of standards imposed by issuers of private mortgage insurance. As part of our effort to manage credit risk, effective March 27, 2009, the Home Today underwriting guidelines were revised to be substantially the same as our traditional mortgage product. At June 30, 2015, the recorded investment in Home Today loans originated subsequent to March 27, 2009 was $2.6 million. Unless private mortgage insurance requirements loosen among other things, we expect the Home Today portfolio to continue to decline in balance due to contractual amortization.
Maintaining Access to Adequate Liquidity and Diverse Funding Sources. For most insured depositories, customer and community confidence are critical to their ability to maintain access to adequate liquidity and to conduct business in an orderly fashion. The Company believes that maintaining high levels of capital is one of the most important factors in nurturing customer and community confidence. Accordingly, we have managed the pace of our growth in a manner that reflects our emphasis on high capital levels. At June 30, 2015, the Association’s ratio of Tier 1 (leverage) capital to net average assets (a basic industry measure that deems 5.00% or above to represent a “well capitalized” status) was 12.53%. The Association's current Tier 1 (leverage) capital ratio is lower than its ratio at September 30, 2014 (13.47%), due primarily to:
•the implementation, effective January 1, 2015, of the modified calculation methodology for the Tier 1 (leverage) capital ratio related to the standardized approach of the Basel III capital framework for U.S. banking organizations ("Basel III Rules"). This computational change reduced our Tier 1 (leverage) capital ratio by an estimated 46 basis points. The new methodology specifies that the denominator of the ratio is defined as "net average assets" rather than "adjusted tangible assets", as had previously been the case. As more fully described below in this Part 1, Item 2. under the heading Comparison of Financial Condition at June 30, 2015 and September 30, 2014, the strategy to increase net income that we employed beginning October 1, 2014, increased the balance of our average assets during a portion of the quarter, but did not impact our adjusted tangible assets at quarter end, as used in the denominator of the previous methodology's calculation; and
• a $66 million cash dividend payment that the Association made to the Company, its sole shareholder, in December 2014 that reduced the Association's Tier 1 (leverage) capital ratio by an estimated 55 basis points. The amount of the dividend was determined using regulatory guidelines that generally provide a "safe harbor" authorization for dividends in an amount that does not exceed the Association's current calendar year-to-date net income, plus the preceding two year's retained net income, less prior dividend payments made during that time frame.

Because of its intercompany nature, this dividend payment did not impact the Company's consolidated capital ratios. Additionally, on February 24, 2015, the Company received the non-objection of its regulators for the Association to pay a special dividend of $150 million to the Company. This amount is equal to the voluntary contribution of capital that the Company made to the Association in October 2010. Payment of this special dividend will be made in the future as funds are needed by the Company. Because of its intercompany nature, this future dividend payment will have no impact on the Company's capital ratios or its consolidated statement of condition but will reduce the Association's reported capital ratios.
We expect to continue to remain a well capitalized institution.
In managing its level of liquidity, the Company monitors available funding sources, which include attracting new deposits (including brokered CDs), borrowings from others, the conversion of assets to cash and the generation of funds through profitable operations. The Company has traditionally relied on retail deposits as its primary means in meeting its funding needs. At June 30, 2015, deposits totaled $8.46 billion (including $520.1 million of brokered CDs), while borrowings totaled $1.90 billion and borrowers’ advances and servicing escrows totaled $89.1 million, combined. In evaluating funding sources, we consider many factors, including cost, duration, current availability, expected sustainability, impact on operations and capital levels.
To attract deposits, we offer our customers attractive rates of return on our deposit products. Our deposit products typically offer rates that are highly competitive with the rates on similar products offered by other financial institutions. We intend to continue this practice, subject to market conditions.
We preserve the availability of alternative funding sources through various mechanisms. First, by maintaining high capital levels, we retain the flexibility to increase our balance sheet size without jeopardizing our capital adequacy. Effectively, this permits us to increase the rates that we offer on our deposit products thereby attracting more potential customers. Second, we pledge available real estate mortgage loans and investment securities with the FHLB of Cincinnati and the FRB-Cleveland. At June 30, 2015, these collateral pledge support arrangements provide the Association with the ability to immediately borrow an additional $853.8 million from the FHLB of Cincinnati and $123.8 million from the FRB-Cleveland Discount Window. From the perspective of collateral value securing FHLB of Cincinnati advances, our capacity limit for additional borrowings beyond the immediately available limits at June 30, 2015 was $3.45 billion, subject to satisfaction of the FHLB of Cincinnati common stock ownership requirement. To satisfy the common stock ownership requirement we would need to increase our ownership of FHLB of Cincinnati common stock by an additional $69.0 million. Third, we invest in high quality marketable securities that exhibit limited market price variability, and to the extent that they are not needed as collateral for borrowings, can be sold in the institutional market and converted to cash. At June 30, 2015, our investment securities portfolio totaled $569.4 million. Finally, cash flows from operating activities have been a regular source of funds. During the nine months ended June 30, 2015 and 2014, cash flows from operations totaled $76.2 million and $85.3 million, respectively.
Historically, a portion of the residential first mortgage loans that we originated were considered to be highly liquid as they were eligible for delivery/sale to Fannie Mae. However, due to delivery requirement changes imposed by Fannie Mae during and subsequent to the 2008 financial crisis, effective July 1, 2010, that was no longer an available source of liquidity. In response to Fannie Mae's delivery requirement changes, during fiscal 2013 we took the following measures: (1) we completed $276.9 million of non-agency eligible, whole loan sales, all on a servicing retained basis; and (2) we implemented certain loan origination changes required by Fannie Mae which resulted in our November 15, 2013 reinstatement as an approved seller to Fannie Mae. The non-agency sales which included both fixed-rate and Smart Rate loans, demonstrated that, with adequate lead time, the majority of our residential, first mortgage loan portfolio could be available for liquidity management purposes. Also, implementation of the loan origination changes required by Fannie Mae, to which a portion of our loan production will be subjected, elevates the level of liquidity available for those loans. At June 30, 2015, $10.7 million of agency eligible, long-term, fixed-rate first mortgage loans were classified as “held for sale”. During the nine months ended June 30, 2015, $20.9 million of agency-compliant HARP II loans and $82.0 million of long-term, fixed-rate, agency-compliant, non-HARP II first mortgage loans were sold to Fannie Mae.
Overall, while customer and community confidence can never be assured, the Company believes that its liquidity is adequate and that it has access to adequate alternative funding sources.
Monitoring and Controlling Operating Expenses. We continue to focus on managing operating expenses. Our ratio of non-interest expense to average assets was 1.48% for the nine months ended June 30, 2015 and 1.52% for the nine months ended June 30, 2014. As of June 30, 2015, our average assets per full-time employee and our average deposits per full-time employee were $12.1 million and $8.4 million, respectively. We believe that each of these measures compares favorably with the averages for our peer group. Our average deposits (exclusive of brokered CDs) held at our branch offices ($209.0 million per branch office as of June 30, 2015) contributes to our expense management efforts by limiting the overhead costs of serving our deposit customers. We will continue our efforts to control operating expenses as we grow our business.

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

	June 30, 2015		March 31, 2015		September 30, 2014		June 30, 2014
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential Core
Ohio	$5,906,917		$5,930,611		$5,986,801		$6,004,940
Florida	1,597,748		1,582,412		1,570,087		1,563,114
Other	1,766,385		1,615,600		1,271,951		1,112,910
Total Residential Core	9,271,050	83.5%	9,128,623	83.1%	8,828,839	82.2%	8,680,964	81.7%
Residential Home Today
Ohio	133,918		138,762		146,974		152,293
Florida	6,212		6,361		6,909		7,214
Other	302		304		313		313
Total Residential Home Today	140,432	1.2	145,427	1.4	154,196	1.5	159,820	1.5
Home equity loans and lines of credit
Ohio	647,976		654,729		675,911		679,660
Florida	437,455		453,234		475,375		486,884
California	216,372		213,794		213,309		214,747
Other	340,024		334,574		332,334		338,339
Total Home equity loans and lines of credit	1,641,827	14.8	1,656,331	15.1	1,696,929	15.8	1,719,630	16.2
Total Construction	51,020	0.5	44,949	0.4	57,104	0.5	64,239	0.6
Other consumer loans	3,679	—	3,874	—	4,721	—	3,710	—
Total loans receivable	11,108,008	100.0%	10,979,204	100.0%	10,741,789	100.0%	10,628,363	100.0%
Deferred loan expenses (fees), net	7,144		4,525		(1,155)		(4,408)
Loans in process	(30,119)		(25,068)		(28,585)		(32,222)
Allowance for loan losses	(76,904)		(77,093)		(81,362)		(82,502)
Total loans receivable, net	$11,008,129		$10,881,568		$10,630,687		$10,509,231

On June 30, 2015, the unpaid principal balance of our home equity loans and lines of credit portfolio consisted of $163.9 million in home equity loans (which included $142.2 million of home equity lines of credit, which are in the amortization period and no longer eligible to be drawn upon, and $1.4 million in bridge loans) and $1.48 billion in home equity lines of credit. The following table sets forth credit exposure, principal balance, percent delinquent 90 days or more, the mean CLTV percent at the time of origination and the current mean CLTV percent of our home equity loans, home equity lines of credit and bridge loan portfolio as of June 30, 2015. Home equity lines of credit in the draw period are reported according to geographic distribution.

	Credit Exposure	Principal Balance	Percent Delinquent 90 Days or More	Mean CLTV Percent at Origination (2)	Current Mean CLTV Percent (3)
	(Dollars in thousands)
Home equity lines of credit in draw period (by state)
Ohio	$1,200,633	$548,922	0.18%	60%	59%
Florida	591,828	412,180	0.35%	61%	70%
California	326,652	206,913	0.08%	66%	62%
Other (1)	552,588	309,958	0.26%	63%	64%
Total home equity lines of credit in draw period	2,671,701	1,477,973	0.23%	61%	62%
Home equity lines in repayment, home equity loans and bridge loans	163,854	163,854	2.30%	67%	50%
Total	$2,835,555	$1,641,827	0.44%	62%	61%
_________________

(1)	No individual other state has a committed or drawn balance greater than 10% of total equities nor 5% of total loans.

(2)	Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.

(3)
Current Mean CLTV is based on best available first mortgage and property values as of June 30, 2015. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.

At June 30, 2015, 43.1% of our home equity lending portfolio was either in a first lien position (25.6%), in a subordinate (second) lien position behind a first lien that we held (9.2%) or behind a first lien that was held by a loan that we serviced for others (8.3%). In addition, at June 30, 2015, 18.3% of our home equity line of credit portfolio in the draw period was making only the required minimum payment on their outstanding line balance.

The following table sets forth credit exposure, principal balance, percent delinquent 90 days or more, the mean CLTV percent at the time of origination and the current mean CLTV percent of our home equity loans, home equity lines of credit and bridge loan portfolio as of June 30, 2015. Home equity lines of credit in the draw period are stratified by the calendar year originated:

	Credit Exposure	Principal Balance	Percent Delinquent 90 Days or More	Mean CLTV Percent at Origination (1)	Current Mean CLTV Percent (2)
	(Dollars in thousands)
Home equity lines of credit in draw period
2005 and prior	$515,820	$275,572	0.31%	57%	57%
2006	215,208	136,792	0.49%	65%	71%
2007	338,221	230,312	0.41%	66%	73%
2008	721,393	450,626	0.20%	63%	64%
2009	289,750	141,049	0.03%	55%	57%
2010	24,102	10,398	—%	58%	53%
2011	232	164	—%	39%	49%
2012	26,757	11,243	—%	50%	46%
2013	76,619	35,143	—%	60%	52%
2014	268,465	114,774	—%	60%	57%
2015	195,134	71,900	—%	61%	61%
Total home equity lines of credit in draw period	2,671,701	1,477,973	0.23%	61%	62%
Home equity lines in repayment, home equity loans and bridge loans	163,854	163,854	2.30%	67%	50%
Total	$2,835,555	$1,641,827	0.44%	62%	61%
_________________

(1)	Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.

(2)
Current Mean CLTV is based on best available first mortgage and property values as of June 30, 2015. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.

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

The following table sets forth by fiscal year that the draw period expires, the principal balance of home equity lines of credit in the draw period as of June 30, 2015, segregated by the current combined LTV range.

	Current CLTV Category
Home equity lines of credit in draw period (by end of draw fiscal year):	< 80%	80 - 89.9%	90 - 100%	>100%	Unknown (2)	Total
	(Dollars in thousands)
2015	$15,428	$2,412	$2,245	$1,739	$136	$21,960
2016	76,540	20,082	14,943	31,025	750	143,340
2017	129,286	32,076	26,809	49,697	3,694	241,562
2018 (1)	375,483	80,582	47,858	44,818	7,620	556,361
2019 (1)	327,657	36,702	7,336	3,954	5,932	381,581
2020 (1)	127,541	4,145	306	200	842	133,034
Post 2020	44	42	—	—	49	135
Total	$1,051,979	$176,041	$99,497	$131,433	$19,023	$1,477,973
______________________

(1)
Home equity lines of credit whose draw period ends in fiscal years 2018, 2019, and 2020 include $18,070, $93,519, and $104,146 respectively, of lines where the customer has an amortizing payment during the draw period.

(2)	Market data necessary for stratification is not readily available.
As shown in the origination by year table, which is the second preceding table above, the percent of loans delinquent 90 days or more (seriously delinquent) originated during the years preceding the 2008 financial and housing crisis are comparatively higher than the years following 2008. Those years saw rapidly increasing housing prices, especially in our Florida market. As the housing prices declined along with the general economic downturn and higher levels of unemployment that accompanied the 2008 financial crisis, we see that reflected in delinquencies for those years. Home equity lines of credit originated during those years also saw higher loan amounts, higher permitted loan-to-value ratios, and lower credit scores. Reflective of the general decrease in housing values since 2006 and through the aftermath of the 2008 financial crisis, current mean CLTV percentages remain higher than the mean CLTV percentages at origination.
As described above, in light of the past and continuing weakness in the housing market, the current level of delinquencies and the uncertainty with respect to future employment levels and economic prospects, we currently conduct an expanded loan level evaluation of our equity lines of credit which are delinquent 90 days or more.

The following table sets forth the breakdown of current mean CLTV percentages for our home equity lines of credit in the draw period as of June 30, 2015.

	Credit Exposure	Principal Balance	Percent of Total	Percent Delinquent 90 Days or More	Mean CLTV Percent at Origination (2)	Current Mean CLTV Percent (3)
	(Dollars in thousands)
Home equity lines of credit in draw period (by current mean CLTV)
< 80%	$2,116,647	$1,051,979	71.2%	0.15%	57%	54%
80 - 89.9%	253,395	176,041	11.9%	0.31%	78%	84%
90 - 100%	123,851	99,497	6.7%	0.23%	80%	94%
> 100%	143,009	131,433	8.9%	0.70%	81%	119%
Unknown (1)	34,799	19,023	1.3%	1.03%	55%	(1)
	$2,671,701	$1,477,973	100.0%	0.23%	61%	62%
_________________

(1)	Market data necessary for stratification is not readily available.

(2)	Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.

(3)
Current Mean CLTV is based on best available first mortgage and property values as of June 30, 2015. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.

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
	(Dollars in thousands)
June 30, 2015
Real estate loans:
Residential Core
Ohio	118	$10,537	210	$17,677	328	$28,214
Florida	6	1,171	79	8,135	85	9,306
Other	2	168	8	1,043	10	1,211
Total Residential Core	126	11,876	297	26,855	423	38,731
Residential Home Today
Ohio	130	7,142	254	9,708	384	16,850
Florida	5	340	12	675	17	1,015
Kentucky	—	—	1	42	1	42
Total Residential Home Today	135	7,482	267	10,425	402	17,907
Home equity loans and lines of credit
Ohio	137	3,598	214	3,573	351	7,171
Florida	28	1,556	146	1,875	174	3,431
California	8	716	14	266	22	982
Other	23	903	58	1,445	81	2,348
Total Home equity loans and lines of credit	196	6,773	432	7,159	628	13,932
Construction	—	—	1	427	1	427
Other consumer loans	—	—	—	—	—	—
Total	457	$26,131	997	$44,866	1,454	$70,997

	Loans Delinquent for				Total
	30-89 Days		90 Days or More
	Number	Amount	Number	Amount	Number	Amount
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
	(Dollars in thousands)
June 30, 2014
Real estate loans:
Residential Core
Ohio	135	$14,053	260	$22,841	395	$36,894
Florida	16	2,431	167	17,535	183	19,966
Kentucky	2	331	3	495	5	826
Total Residential Core	153	16,815	430	40,871	583	57,686
Residential Home Today
Ohio	162	9,590	336	14,658	498	24,248
Florida	3	184	17	798	20	982
Total Residential Home Today	165	9,774	353	15,456	518	25,230
Home equity loans and lines of credit
Ohio	118	3,451	217	4,845	335	8,296
Florida	40	2,438	188	3,500	228	5,938
California	6	294	16	588	22	882
Other	29	1,783	57	1,887	86	3,670
Total Home equity loans and lines of credit	193	7,966	478	10,820	671	18,786
Construction	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—
Total	511	$34,555	1,261	$67,147	1,772	$101,702
Loans delinquent 90 days or more were 0.4% of total net loans at June 30, 2015 compared to 0.5% at March 31, 2015, and decreased 0.2% from 0.6% at June 30, 2014. Loans delinquent 30 to 89 days remained at 0.2% of total net loans at June 30, 2015 compared to March 31, 2015 and decreased 0.1% from June 30, 2014. During the last several years, the inability of borrowers to repay their loans has been primarily a result of high unemployment and uncertain economic prospects in our primary lending markets. Although regional employment levels have improved, we believe the breadth and sustainability of the economic recovery has slowed and, accordingly, some borrowers who were current on their loans at June 30, 2015 may experience payment problems in the future. The excess number of housing units available for sale in certain segments of the market today also may limit a borrower’s ability to sell a home he or she can no longer afford. In many Florida areas, although housing values have recovered to a certain extent over the past year, values remain depressed from the state’s market peak which may limit a borrower’s ability to sell a home at a price that equals or exceeds the balance of the outstanding mortgage indebtedness.

Non-Performing Assets and Troubled Debt Restructurings. The following table sets forth the recorded investments and categories of our non-performing assets and TDRs at the dates indicated.

	June 30, 2015	March 31, 2015	September 30, 2014	June 30, 2014
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
Residential Core	$67,458	$71,180	$79,388	$80,369
Residential Home Today	24,393	26,455	29,960	31,007
Home equity loans and lines of credit	23,168	24,658	26,189	28,267
Construction	427	—	—	—
Other consumer loans	—	—	—	—
Total non-accrual loans (1)(2)	115,446	122,293	135,537	139,643
Real estate owned	19,381	20,278	21,768	20,593
Other non-performing assets	—	—	—	—
Total non-performing assets	$134,827	$142,571	$157,305	$160,236
Ratios:
Total non-accrual loans to total loans	1.04%	1.12%	1.27%	1.32%
Total non-accrual loans to total assets	0.94%	1.01%	1.15%	1.19%
Total non-performing assets to total assets	1.10%	1.18%	1.33%	1.37%
TDRs: (not included in non-accrual loans above)
Real estate loans:
Residential Core	$60,251	$61,099	$59,630	$59,252
Residential Home Today	36,741	37,404	39,148	40,696
Home equity loans and lines of credit	10,789	9,094	8,117	7,476
Construction	—	—	—	—
Other consumer loans	—	—	—	—
Total	$107,781	$107,597	$106,895	$107,424
_________________

(1)
Totals at June 30, 2015, March 31, 2015, September 30, 2014 and June 30, 2014, include $56.8 million, $57.7 million, $58.7 million and $56.1 million, respectively, in TDRs, which are less than 90 days past due but included with nonaccrual loans for a minimum period of six months from the restructuring date due to their non-accrual status prior to restructuring, because they have been partially charged off, or because all borrowers have been discharged of their obligation through a Chapter 7 bankruptcy.

(2)	Includes $17.1 million, $19.0 million, $20.9 million and $22.4 million in TDRs that are 90 days or more past due at June 30, 2015, March 31, 2015, September 30, 2014 and June 30, 2014, respectively.
The gross interest income that would have been recorded during the nine months ended June 30, 2015 and June 30, 2014 on non-accrual loans if they had been accruing during the entire period and TDRs if they had been current and performing in accordance with their original terms during the entire period was $9.7 million and $10.2 million, respectively. The interest income recognized on those loans included in net income for the nine months ended June 30, 2015 and June 30, 2014 was $4.9 million and $5.1 million, respectively.
At June 30, 2015, March 31, 2015, September 30, 2014 and June 30, 2014, the recorded investment of impaired loans includes accruing TDRs and loans that are returned to accrual status when contractual payments are less than 90 days past due. These loans continue to be individually evaluated for impairment until at a minimum, contractual payments are less than 30 days past due. Also, the recorded investment of non-accrual loans includes loans that are not included in the recorded investment of impaired loans because they are included in loans collectively evaluated for impairment.

The table below sets forth the recorded investments and categories between non-accrual loans and impaired loans at the dates indicated.

	June 30, 2015	March 31, 2015	September 30, 2014	June 30, 2014
	(Dollars in thousands)
Non-Accrual Loans	$115,446	$122,293	$135,537	$139,643
Accruing TDRs	107,781	107,597	106,895	107,424
Performing Impaired	4,882	5,417	5,389	5,777
Collectively Evaluated	(8,552)	(11,646)	(14,435)	(14,161)
Total Impaired loans	$219,557	$223,661	$233,386	$238,683
In response to the economic challenges facing many borrowers, the Association continues to restructure loans, resulting in $181.6 million of TDRs (accrual and non-accrual) recorded at June 30, 2015. There was a $4.8 million decrease in the recorded investment of TDRs from September 30, 2014 and a $4.3 million decrease in the aggregate balance from June 30, 2014.
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

The following table sets forth the recorded investment in accrual and non-accrual TDRs, by the types of concessions granted, as of June 30, 2015.

	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Restructurings	Bankruptcy	Total
	(In thousands)
Accrual
Residential Core	$14,734	$691	$7,354	$17,541	$11,864	$8,067	$60,251
Residential Home Today	5,983	—	4,129	11,679	13,702	1,248	36,741
Home equity loans and lines of credit	99	2,656	309	3,101	347	4,277	10,789
Construction	—	—	—	—	—	—	—
Total	$20,816	$3,347	$11,792	$32,321	$25,913	$13,592	$107,781
Non-Accrual, Performing
Residential Core	$1,483	$155	$374	$3,383	$8,950	$20,301	$34,646
Residential Home Today	1,332	10	607	926	5,403	3,633	11,911
Home equity loans and lines of credit	—	71	82	501	492	9,065	10,211
Construction	—	—	—	—	—	—	—
Total	$2,815	$236	$1,063	$4,810	$14,845	$32,999	$56,768
Non-Accrual, Non-Performing
Residential Core	$492	$100	$848	$1,033	$2,770	$3,902	$9,145
Residential Home Today	855	5	1,481	312	3,152	1,640	7,445
Home equity loans and lines of credit	—	87	42	—	—	332	461
Construction	—	—	—	—	—	—	—
Total	$1,347	$192	$2,371	$1,345	$5,922	$5,874	$17,051
TDRs
Residential Core	$16,709	$946	$8,576	$21,957	$23,584	$32,270	$104,042
Residential Home Today	8,170	15	6,217	12,917	22,257	6,521	56,097
Home equity loans and lines of credit	99	2,814	433	3,602	839	13,674	21,461
Construction	—	—	—	—	—	—	—
Total	$24,978	$3,775	$15,226	$38,476	$46,680	$52,465	$181,600
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

•	existence of any concentrations of credit; and

•	effect of other external factors such as competition, or legal and regulatory requirements including market conditions and regulatory directives that impact the entire financial services industry.
When loan restructurings qualify as TDRs and the loans are performing according to the terms of the restructuring, we record an IVA based on the present value of expected future cash flows, which includes a factor for subsequent potential defaults, discounted at the effective interest rate of the original loan contract. Potential defaults are distinguished from multiple restructurings as borrowers who default are generally not eligible for subsequent restructurings. At June 30, 2015, the balance of such individual valuation allowances was $15.0 million. In instances when loans require more than one restructuring, additional valuation allowances may be required. The new valuation allowance on a loan that has been restructured more than once, is calculated based on the present value of the expected cash flows, discounted at the effective interest rate of the original loan contract, considering the new terms of the restructured agreement. Due to the immaterial amount of this exposure to date, we continue to capture this exposure as a component of our qualitative GVA evaluation. The significance of this exposure will be monitored and if warranted, we will enhance our loan loss methodology to include a new default factor (developed to reflect the estimated impact to the balance of the allowance for loan losses that will occur as a result of subsequent future restructurings) that will be assessed against all loans reviewed collectively. If new default factors are implemented, the qualitative GVA methodology will be adjusted to preclude duplicative loss consideration.

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
Home equity loans and lines of credit generally have higher credit risk than traditional residential mortgage loans. These loans and credit lines are usually in a second lien position and when combined with the first mortgage, result in generally higher overall loan-to-value ratios. In a stressed housing market with high delinquencies and eroded housing prices, as arose beginning in 2008, these higher loan-to-value ratios represent a greater risk of loss to the Company. In general, a borrower with more equity in the property has more of a vested interest in keeping the loan current compared to a borrower with little or no equity in the property. In light of the past weakness in the housing market, the historical level of delinquencies and the current uncertainty with respect to future employment levels and economic prospects, we currently conduct an expanded loan level evaluation of our home equity loans and lines of credit, including bridge loans, which are delinquent 90 days or more. This expanded evaluation is in addition to our traditional evaluation procedures. Our home equity loans and lines of credit portfolio continues to comprise a significant portion of our net charge-offs, although the level of home equity loans and lines of credit charge-offs has receded over the last year from levels previously experienced. At June 30, 2015, we had a recorded investment of $1.65 billion in home equity loans and equity lines of credit outstanding, $7.2 million, or 0.4%, of which were 90 days or more past due.
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

	June 30, 2015			March 31, 2015
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)			(Dollars in thousands)
Real estate loans:
Residential Core	$25,955	33.8%	83.5%	$28,507	37.0%	83.1%
Residential Home Today	11,079	14.4	1.2	12,578	16.3	1.4
Home equity loans and lines of credit	39,834	51.8	14.8	35,990	46.7	15.1
Construction	36	—	0.5	18	—	0.4
Other consumer loans	—	—	—	—	—	—
Total allowance	$76,904	100.0%	100.0%	$77,093	100.0%	100.0%

	September 30, 2014			June 30, 2014
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)			(Dollars in thousands)
Real estate loans:
Residential Core	$31,080	38.2%	82.2%	$31,512	38.2%	81.7%
Residential Home Today	16,424	20.2	1.5	16,977	20.6	1.5
Home equity loans and lines of credit	33,831	41.6	15.8	33,980	41.2	16.2
Construction	27	—	0.5	33	—	0.6
Other consumer loans	—	—	—	—	—	—
Total allowance	$81,362	100.0%	100.0%	$82,502	100.0%	100.0%

The following table sets forth activity in our allowance for loan losses segregated by geographic location for the periods indicated. The majority of our construction loan portfolio is secured by properties located in Ohio and the balances of other consumer loans are considered immaterial, therefore neither is segregated by geography.

	As of and For the Three Months Ended June 30,		As of and For the Nine Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Allowance balance (beginning of the period)	$77,093	$83,391	$81,362	$92,537
Charge-offs:
Real estate loans:
Residential Core
Ohio	1,244	1,028	3,665	6,636
Florida	201	1,015	1,360	6,558
Other	27	—	631	32
Total Residential Core	1,472	2,043	5,656	13,226
Residential Home Today
Ohio	864	1,057	2,401	6,338
Florida	46	123	172	163
Total Residential Home Today	910	1,180	2,573	6,501
Home equity loans and lines of credit
Ohio	1,245	1,019	4,094	3,845
Florida	554	2,201	3,316	6,447
California	157	275	465	1,020
Other	—	648	834	1,766
Total Home equity loans and lines of credit	1,956	4,143	8,709	13,078
Construction	—	151	—	192
Other consumer loans	—	—	—	—
Total charge-offs	4,338	7,517	16,938	32,997
Recoveries:
Real estate loans:
Residential Core	1,567	585	3,587	2,037
Residential Home Today	609	355	1,039	1,702
Home equity loans and lines of credit	1,973	1,497	4,684	4,018
Construction	—	191	170	205
Other consumer loans	—	—	—	—
Total recoveries	4,149	2,628	9,480	7,962
Net charge-offs	(189)	(4,889)	(7,458)	(25,035)
Provision for loan losses	—	4,000	3,000	15,000
Allowance balance (end of the period)	$76,904	$82,502	$76,904	$82,502
Ratios:
Net charge-offs (annualized) to average loans outstanding	0.01%	0.19%	0.09%	0.32%
Allowance for loan losses to non-accrual loans at end of the year	66.61%	59.08%	66.61%	59.08%
Allowance for loan losses to the total recorded investment in loans at end of the period	0.69%	0.78%	0.69%	0.78%
The net charge-offs of $7.5 million during the nine months ended June 30, 2015 decreased from $25.0 million during the nine months ended June 30, 2014, as credit quality continued to improve during the current fiscal year. Also, during the three months ended December 31, 2013, a new practice of charging off the remaining balance of loans that remained delinquent for at least 1,500 days as a result of stalled foreclosure processes was implemented. Of the residential charge-offs during the nine months ended June 30, 2014, $5.3 million were attributable to full charge-offs of loans 1,500 days past due. In March 2014 and April 2015, $1.3 million and $415 thousand in recoveries were recorded representing cumulative one-time payments received as a result of PMIC increasing the cash percentage of the partial claim payment plan from 55% to 67% and 67% to 70%, respectively. The adjusted net charge-offs for the nine months ended June 30, 2014 were $21.0 million, resulting in a net decrease of $14.0 million from the adjusted net charge-offs during the nine months ended June 30, 2015.
We continue to evaluate loans becoming delinquent for potential losses and record provisions for our estimate of those losses. We expect a moderate level of charge-offs to continue as delinquent loans are resolved in the future and uncollected balances are charged against the allowance.
During the three months ended June 30, 2015, the total allowance for loan losses decreased $0.2 million, to $76.9 million from $77.1 million at March 31, 2015, as we recorded a $0.0 million provision for loan losses, which was less than the actual net charge-offs of $0.2 million. The allowance for loan losses related to loans evaluated collectively decreased by $0.6 million during the three months ended June 30, 2015, and the allowance for loan losses related to loans evaluated individually increased by $0.4 million. Refer to the "activity in the allowance for loan losses" and "analysis of the allowance for loan losses" tables in Note 4 of the Notes to the Unaudited Interim Consolidated Financial Statements for more information. Other than the less significant construction and other consumer loans segments, changes during the three months ended June 30, 2015 in the balances of the GVAs, excluding changes in IVAs, related to the significant loan segments are described as follows:

•
Residential Core – The total balance of this segment of the loan portfolio increased 1.6% or $144.8 million during the quarter, while the total allowance for loan losses for this segment decreased 9.0% or $2.6 million. The portion of this loan segment’s allowance for loan losses that was determined by evaluating groups of loans collectively (i.e. those loans that were not individually evaluated), decreased 16.2%, or $3.0 million, to $15.7 million at June 30, 2015 from $18.7 million at March 31, 2015. The ratio of this portion of the allowance for loan losses to the total balance of loans in this loan segment that were evaluated collectively, decreased to 0.17% at June 30, 2015 from 0.21% at March 31, 2015. Total delinquencies decreased 5.1% to $38.7 million at June 30, 2015 from $40.8 million at March 31, 2015. While loans 90 or more days delinquent decreased 13.1% to $26.9 million at June 30, 2015 from $30.9 million at March 31, 2015, loans 30 to 89 days delinquent increased by 19.8%, or $2.0 million. The positive trending in the amount of net charge-offs continued as net charge-offs for the quarter ended June 30, 2015 were less at $0.1 million as compared to $1.5 million during the quarter ended June 30, 2014. The credit profile of this portfolio segment improved during the quarter due to the addition of high credit quality, residential first mortgage loans. As there continues to be a consistent improving trend in this portfolio, reductions in the allowance are warranted.

•
Residential Home Today – The total balance of this segment of the loan portfolio decreased 3.4% or $4.8 million as new originations have effectively stopped since the imposition of more restrictive lending requirements in 2009. The total allowance for loan losses for this segment decreased from $12.6 million at the prior quarter to $11.1 million at June 30, 2015. The portion of this loan segment’s allowance for loan losses that was determined by evaluating groups of loans collectively (i.e. those loans that were not individually evaluated), decreased by 16.9% to $6.9 million at June 30, 2015 from $8.4 million at March 31, 2015. Similarly, the ratio of this portion of the allowance to the total balance of loans in this loan segment that were evaluated collectively, decreased 1.5% to 9.0% at June 30, 2015 from 10.5% at March 31, 2015. Total delinquencies decreased to $17.9 million at June 30, 2015 from $19.0 million at March 31, 2015. While delinquencies greater than 90 days decreased to $10.4 million from $12.3 million during the same period, loans 30 to 89 days delinquent increased by 11.6%, or $0.8 million. Net charge-offs were less at $0.3 million during the quarter ended June 30, 2015, as compared to $0.8 million during the quarter ended June 30, 2014. The allowance for this portfolio fluctuates based on not only the generally declining portfolio balance, but also on the credit profile trends in this portfolio. This portfolio's allowance decreased this quarter based on the decrease in the Home Today balance yet continued depressed home values remain in this portfolio.

•
Home Equity Loans and Lines of Credit – The total balance of this segment of the loan portfolio decreased 0.8% or $14.0 million to $1.65 billion at June 30, 2015 from $1.66 billion at March 31, 2015. The total allowance for loan losses for this segment increased 10.7% to $39.8 million from $36.0 million at March 31, 2015. During the quarter ended June 30, 2015, the portion of this loan segment's allowance for loan losses that was determined by evaluating groups of loans collectively (i.e. those loans that were not individually evaluated) increased by $3.8 million, or 10.8%, to $39.3 million from $35.4 million at March 31, 2015. The ratio of this portion of the allowance to the total balance of loans in this loan segment that were evaluated collectively also increased to 2.4% at June 30, 2015 from 2.2% at March 31, 2015. Total delinquencies for this portfolio segment decreased 10.4% to $13.9 million at June 30, 2015 as compared to $15.6 million at March 31, 2015. Delinquencies greater than 90 days decreased 6.0% to $7.2 million at June 30, 2015 from $7.6 million at March 31, 2015, while 30 to 89 day delinquent loans decreased 14.6% to $6.8 million at June 30, 2015 from $7.9 million at the prior quarter end. Net charge-offs for this loan segment during the current quarter were less at $0.0 million as compared to $2.6 million for the quarter ended June 30, 2014. While there were some improvements in the credit metrics of this portfolio during the quarter, the allowance considers the adverse impact of potential payment increases that will be faced by borrowers as home equity lines of credit near the end of their draw periods, and as a result, the allowance for this loan segment remains elevated.

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
The amount and timing of mortgage servicing rights amortization is adjusted monthly based on actual results. In addition, on a quarterly basis, we perform a valuation review of mortgage servicing rights for potential decreases in value. This quarterly valuation review entails applying current assumptions to the portfolio classified by interest rates and, secondarily, by prepayment characteristics. At June 30, 2015, the capitalized value of our right to service $2.25 billion of loans for others was $10.3 million, or 0.46% of the serviced loan portfolio, and was based on an estimated weighted-average life of 4.2 years. Activity in the balance of mortgage servicing rights is summarized as follows:

	Three Months Ended
	June 30, 2015			June 30, 2014
	Mortgage Servicing Rights	Valuation Allowance	Net	Mortgage Servicing Rights	Valuation Allowance	Net
	(Dollars in thousands)
Balance - beginning of period	$10,741	$—	$10,741	$12,845	$—	$12,845
Additions from loan securitizations/sales	274		274	83		83
Amortization	(728)		(728)	(674)		(674)
Net change in valuation allowance		—	—		—	—
Balance - end of period	$10,287	$—	$10,287	$12,254	$—	$12,254
Fair value of capitalized amounts			$23,050			$28,114

	Nine Months Ended
	June 30, 2015			June 30, 2014
	Mortgage Servicing Rights	Valuation Allowance	Net	Mortgage Servicing Rights	Valuation Allowance	Net
	(Dollars in thousands)
Balance - beginning of period	$11,669	$—	$11,669	$14,074	$—	$14,074
Additions from loan securitizations/sales	577		577	296		296
Amortization	(1,959)		(1,959)	(2,116)		(2,116)
Net change in valuation allowance		—	—		—	—
Balance - end of period	$10,287	$—	$10,287	$12,254	$—	$12,254
Fair value of capitalized amounts			$23,050			$28,114

At June 30, 2015, substantially all of the 24,604 loans serviced for Fannie Mae and others were performing in accordance with their contractual terms and management believes that it had no material repurchase obligations associated with these loans at that date. The following table summarizes our repurchases and loss reimbursements to investors, charges related to default servicing non-compliance and compensatory fees incurred during the indicated periods. All transactions, except for the fiscal 2015 loan repurchase, were related to loans serviced for Fannie Mae. There were no material repurchase or loss reimbursement requests outstanding at June 30, 2015. An accrual for $0.9 million remains available to cover probable losses. On November 7, 2013, the Association entered into a resolution agreement with Fannie Mae pursuant to which, on November 14, 2013, the Association remitted $3.1 million to Fannie Mae. The remittance amount included $0.4 million related to outstanding mortgage insurance claim payments on 42 loans. Under the terms of the resolution agreement, Fannie Mae withdrew all outstanding repurchase and make-whole demands and generally waived its right to enforce future repurchase obligations with respect to all mortgage loans (approximately 23,400 active loans or loans with a remaining balance as of the resolution agreement date) that were originated by the Association between January 1, 2000 and December 31, 2008 and delivered to Fannie Mae prior to January 1, 2009. The Association believes that by entering into this resolution agreement, a potentially large uncertainty with respect to future performance has been substantially reduced. Also, at June 30, 2015, the serviced loan portfolio included 794 loans for $130.5 million delivered to Fannie Mae subsequent to the Association's November 15, 2013 reinstatement as a Fannie Mae- approved seller. Exclusive of certain life-of-loan representation and warranty continuations (principally related to clear title/first lien enforceability) repurchase exposure related to those loans expires following 12 to 36 months of performance.

	Three Months Ended
	June 30, 2015			June 30, 2014
	Number of Loans	Balance	Losses or Charges Incurred	Number of Loans	Balance	Losses or Charges Incurred
	(Dollars in thousands)
Repurchased loans:
Non-recourse, non-performing loans (1)	—	$—	$—	—	$—	$—
Compensatory fees related to default servicing (3)	—	—	1	—	—	57
	—	$—	$1	—	$—	$57

	Nine Months Ended
	June 30, 2015			June 30, 2014
	Number of Loans	Balance	Losses or Charges Incurred	Number of Loans	Balance	Losses or Charges Incurred
	(Dollars in thousands)
Repurchased loans:
Non-recourse, non-performing loans (1)	1	$521	$194	—	$—	$—
Post-disposition file reviews (2)	—	—	—	1	—	51
Compensatory fees related to default servicing (3)	—	—	53	—	—	152
	1	$521	$247	1	$—	$203
_________________

(1)	Repurchase of this non-recourse, non performing loan was attributed to servicing non-compliance.

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
Income Taxes. We consider accounting for income taxes a critical accounting policy due to the subjective nature of certain estimates that are involved in the calculation. We use the asset/liability method of accounting for income taxes in which deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. We must assess the realization of the deferred tax asset and, to the extent that we believe that recovery is not likely, a valuation allowance is established. Adjustments to increase or decrease existing valuation allowances, if any, are charged or credited, respectively, to income tax expense. At June 30, 2015, no valuation allowances were outstanding. Even though we have determined a valuation allowance is not required for deferred tax assets at June 30, 2015, there is no guarantee that those assets will be recognizable in the future.

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

Comparison of Financial Condition at June 30, 2015 and September 30, 2014
Total assets increased $456.3 million, or 4%, to $12.26 billion at June 30, 2015 from $11.80 billion at September 30, 2014. This increase was primarily the result of increases in the balances of loans held for investment, cash and cash equivalents, and FHLB stock.
Cash and cash equivalents increased $42.8 million, or 24%, to $224.2 million at June 30, 2015 from $181.4 million at September 30, 2014 and reflects the decision to maintain higher liquidity.
Investment securities increased slightly by $0.5 million, to $569.4 million at June 30, 2015 from $568.9 million at September 30, 2014. While the change was minimal it was the result of $114.5 million in purchases combined with $3.1 million in net unrealized gains, which exceeded $113.0 million in principal paydowns and $4.1 million of net acquisition premium amortization that occurred in the mortgage-backed securities portfolio during the nine months ended June 30, 2015. There were no sales of investment securities during the nine months ended June 30, 2015.
Loans held for investment, net, increased $377.4 million, or 4%, to $11.01 billion at June 30, 2015 from $10.63 billion at September 30, 2014. Residential mortgage loans increased $428.4 million, or 5%, to $9.41 billion at June 30, 2015. The increase in residential mortgage loans was partially offset by $3.6 million in net charge-offs during the nine months ended June 30, 2015. The total allowance for loan losses decreased $4.5 million, or 6%, to $76.9 million at June 30, 2015 from $81.4 million at September 30, 2014, primarily reflecting improved credit metrics, including reduced net charge-offs and lower loan delinquencies. During the nine months ended June 30, 2015, $710.8 million of three- and five-year “SmartRate” loans were originated while $928.2 million of 10-, 15-, and 30-year fixed-rate first mortgage loans were originated. These fixed-rate originations were partially offset by paydowns and fixed-rate loan sales. Between September 30, 2014 and June 30, 2015 the total fixed-rate portion of first mortgage loan portfolio increased $150.9 million and was comprised of an increase of $277.8 million in the balance of fixed-rate loans with original terms of 10 years or less and a decrease of $126.9 million in the balance of fixed-rate loans with original terms greater than 10 years. Historically, the preponderance of our new loan originations was comprised of fixed-rate loans with original terms greater than 10 years which were frequently offset by fixed-rate loan sales. During the nine months ended June 30, 2015, we completed $102.9 million in loan sales to Fannie Mae, which included $20.9 million of agency-compliant HARP II loans and $82.0 million of long-term, fixed-rate, agency-compliant, non-HARP II first mortgage loans. The relatively low volume of long-term, fixed-rate first mortgage loan sales since June 30, 2010 reflects the impact of changes imposed by Fannie Mae, the Association’s primary loan investor, related to requirements for loans that it accepts, as well as the strategy of originating adjustable-rate loans and fixed-rate loans with original terms of 10 years or less with the expectation that such loans would be carried as held for investment loans on our balance sheet. The sale of non-HARP II loans in the current fiscal year is the result of our implementation of certain loan origination changes required by Fannie Mae, and which resulted in our November 15, 2013 reinstatement as an approved seller to Fannie Mae. Refer to the Controlling Our Interest Rate Risk Exposure section of the Overview for additional discussion regarding loan sales to Fannie Mae and our management of interest rate risk.
Partially offsetting the increase in residential mortgage loans was a $55.1 million decrease in home equity loans and lines of credit during the current period as repayments exceeded new originations and additional draws on existing accounts. Between June 28, 2010 and March 20, 2012, we suspended the acceptance of new home equity loan and line of credit applications with the exception of bridge loans. Beginning in March, 2012, we offered redesigned home equity lines of credit, subject to certain property and credit performance conditions. At June 30, 2015, the recorded investment related to home equity lines of credit originated subsequent to March 20, 2012, totaled $238.8 million. At June 30, 2015, pending commitments to extend new home equity lines of credit totaled $44.4 million. Refer to the Controlling Our Interest Rate Risk Exposure section of the Overview for additional information.
Our investment in FHLB stock increased $29.1 million, or 72%, to $69.5 million at June 30, 2015 from $40.4 million at September 30, 2014. The increase relates to our strategy to increase net income that was implemented effective October 1, 2014. This strategy involves borrowing, on an overnight basis, approximately $1.00 billion of additional funds from the FHLB at the beginning of a particular quarter and repaying it prior to the end of that quarter. The proceeds of the borrowings, net of the required investment in FHLB stock, are deposited at the Federal Reserve. The increased borrowings necessitate additional purchases of FHLB stock, which generally remain outstanding over the quarter end. Because of increases in the interest rates charged by the FHLB, the borrowing and reinvest portion of the strategy was suspended in May 2015 and was not in place at June 30, 2015. However, we may continue this strategy in the future.
Deposits decreased $191.8 million, or 2%, to $8.46 billion at June 30, 2015 from $8.65 billion at September 30, 2014. The decrease in deposits resulted primarily from a $169.3 million decrease in CDs, combined with a $35.4 million decrease in high-yield savings accounts (a subcategory of savings accounts) partially offset by a $11.3 million increase in high-yield checking accounts (a subcategory of our negotiable order of withdrawal accounts). The change in CDs is attributed to a $332.2 million net decrease in our traditional CDs partially offset by a $162.9 million increase in brokered CDs acquired in the current period. We believe that our high-yield savings accounts as well as our high-yield checking accounts provide a stable source of funds. In addition, our high-yield savings accounts are expected to reprice in a manner similar to our home equity lending products, and, therefore, assist us in managing interest rate risk. The balance of brokered CDs at June 30, 2015 was $520.1 million.
Borrowed funds, all from the FHLB of Cincinnati, increased $760.4 million or 67%, to $1.90 billion at June 30, 2015 from $1.14 billion at September 30, 2014. The increase reflects an additional $400.3 million of mainly four- to five-year term advances and a $372.0 million increase in lower cost, short-term borrowings, offset by principal repayments on maturing term advances. The increase in advances, was used primarily to fund loan growth, increase liquidity, purchase FHLB stock and to supplement the decrease in deposits. Also, intra-quarter, overnight advances from the FHLB were used to fund the strategy (which was suspended in May 2015) to increase net income as described earlier in this section.
Total shareholders’ equity decreased $78.2 million, or 4%, to $1.76 billion at June 30, 2015 from $1.84 billion at September 30, 2014. This net decrease primarily reflected the effect of $125.0 million of repurchases of outstanding common stock and $13.6 million of dividend payments, which were partially offset by $49.6 million of net income and the positive impact related to awards under the stock-based compensation plan and the allocation of shares held by the ESOP. Refer to Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for additional details regarding the repurchase of shares of common stock. As a result of a July 31, 2014 mutual member vote, Third Federal Savings, MHC, the mutual holding company that owns 77% of the outstanding stock of the Company, waived the receipt of its share of the dividend paid.

Comparison of Operating Results for the Three Months Ended June 30, 2015 and 2014
Average balances and yields. The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effects thereof were not material. Average balances are derived from daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense.

	Three Months Ended			Three Months Ended
	June 30, 2015			June 30, 2014
	Average Balance	Interest Income/ Expense	Yield/ Cost (2)	Average Balance	Interest Income/ Expense	Yield/ Cost (2)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash equivalents	$690,969	$537	0.31%	$232,264	$161	0.28%
Investment securities	2,012	7	1.39%	2,452	6	0.98%
Mortgage-backed securities	570,014	2,211	1.55%	488,856	2,319	1.90%
Loans (1)	10,990,743	92,248	3.36%	10,504,196	90,884	3.46%
Federal Home Loan Bank stock	69,470	669	3.85%	40,411	386	3.82%
Total interest-earning assets	12,323,208	95,672	3.11%	11,268,179	93,756	3.33%
Noninterest-earning assets	320,364			321,857
Total assets	$12,643,572			$11,590,036
Interest-bearing liabilities:
NOW accounts	$1,008,235	340	0.13%	$1,030,521	364	0.14%
Savings accounts	1,632,992	748	0.18%	1,741,477	825	0.19%
Certificates of deposit	5,832,034	21,913	1.50%	5,757,457	22,021	1.53%
Borrowed funds	2,182,151	5,082	0.93%	980,163	2,674	1.09%
Total interest-bearing liabilities	10,655,412	28,083	1.05%	9,509,618	25,884	1.09%
Noninterest-bearing liabilities	200,489			201,738
Total liabilities	10,855,901			9,711,356
Shareholders’ equity	1,787,671			1,878,680
Total liabilities and shareholders’ equity	$12,643,572			$11,590,036
Net interest income		$67,589			$67,872
Interest rate spread (2)(3)(4)			2.06%			2.24%
Net interest-earning assets (5)	$1,667,796			$1,758,561
Net interest margin (2)(6)		2.19%			2.41%
Average interest-earning assets to average interest-bearing liabilities	115.65%			118.49%
Selected performance ratios (4):
Return on average assets (2)		0.55%			0.61%
Return on average equity (2)		3.86%			3.75%
Average equity to average assets		14.14%			16.21%
_________________

(1)	Loans include both mortgage loans held for sale and loans held for investment.

(2)	Annualized.

(3)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(4)	These performance ratios in fiscal 2015 are impacted by the intra-quarter strategy to increase net income as described earlier in this Item 2.

(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(6)	Net interest margin represents net interest income divided by total interest-earning assets.

General. Net income decreased $0.3 million, or 2%, to $17.3 million for the quarter ended June 30, 2015 from $17.6 million for the quarter ended June 30, 2014. The decrease in net income was attributable primarily to an increase in other non-interest expenses and a decrease in net interest income partially offset by a decrease in the provision for loan losses.

Interest and Dividend Income. Interest and dividend income increased $1.9 million, or 2% to $95.7 million during the current quarter compared to $93.8 million during the same quarter in the prior year. The increase in interest and dividend income resulted primarily from an increase in interest income from loans, interest earning cash equivalents and FHLB stock.
Interest income on loans increased $1.3 million, or 1%, to $92.2 million during the current quarter compared to $90.9 million during the same quarter in the prior year. This change was attributed to a $486.5 million, or a 5%, increase in the average balance of loans to $10.99 billion for the quarter ended June 30, 2015 compared to $10.50 billion during the same quarter last year as new loan production exceeded repayments and loan sales. Partially offsetting the impact from the increase in the average balance was a 10 basis point decrease in the average yield on loans to 3.36% for the current quarter from 3.46% for the same quarter last year as historically low interest rates have kept the level of refinance activity relatively high resulting in new originations at lower rates compared to the rest of our portfolio. Additionally, our “SmartRate” adjustable-rate first mortgage loan originations and our 10-year fixed-rate mortgage loan originations for the quarter ended June 30, 2015, were originated at interest rates below rates offered on our longer-term, fixed-rate products and contributed to the lower average yield.
Interest income on interest-earning cash equivalents increased $0.3 million, or 150%, to $0.5 million during the current quarter compared to $0.2 million during the quarter ended June 30, 2014. The increase can be attributed to implementing a strategy to increase income as discussed earlier in the Comparison of Financial Condition section. Additionally, as a result of the additional required investment in FHLB stock, dividend income on FHLB stock increased during the current quarter compared to the same quarter last year.
Interest Expense. Interest expense increased $2.2 million, or 8%, to $28.1 million during the current quarter compared to $25.9 million during the quarter ended June 30, 2014. The increase resulted primarily from an increase in interest expense on borrowed funds.
Interest expense on borrowed funds increased $2.4 million, to $5.1 million during the current quarter compared to $2.7 million during the quarter ended June 30, 2014. The change was mainly attributable to an increase in the average balance of borrowed funds to $2.18 billion during the current quarter from an average balance of $980.2 million during the same quarter of the prior year, and was partially offset by a 16 basis point decrease in the average rate we paid on borrowed funds to 0.93% for the current quarter from 1.09% for the same quarter last year. The increase in FHLB of Cincinnati borrowings and the lower average rate paid can be attributed primarily to implementing the strategy, using lower cost overnight borrowings, discussed earlier. The increase in the average balance of borrowed funds during the current quarter was also used to fund mortgage loan originations and supplement the decrease in deposits.
Net Interest Income. Net interest income decreased $0.3 million, or less than 1%, to $67.6 million during the current quarter from $67.9 million during the quarter ended June 30, 2014. Our average interest earning assets during the current quarter increased $1.06 billion or 9% when compared to the quarter ended June 30, 2014. However, due to a greater increase in average interest-bearing liabilities, average net interest-earning assets decreased $90.8 million, to $1.67 billion during the current quarter from $1.76 billion during the quarter ended June 30, 2014. The change in average assets can be attributed primarily to the implementation of the net income strategy discussed earlier and to a lesser extent, growth of our loan and investments portfolios. The net income strategy increased other interest-earning cash equivalents, while the change in average liabilities is due mainly to the same strategy and the growth of our loan and investments portfolios, but also to the funds required for our loan growth and stock repurchase program and the payments of dividends on our common stock. This strategy serves to increase net income slightly but also negatively impacts the interest rate spread and net interest margin due to the increase in the average balance of low yield interest-earning cash equivalents. Our interest rate spread decreased 18 basis points to 2.06% compared to 2.24% during the same quarter last year. Our net interest margin decreased 22 basis points to 2.19% in the current quarter compared to 2.41% the same quarter last year. As discussed earlier, this essentially risk-free net income strategy was suspended in May 2015 and was not in place at June 30, 2015.
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
Based on our evaluation of the above factors, we did not record a provision for loan losses during the quarter ended June 30, 2015 and we recorded a provision of $4.0 million during the quarter ended June 30, 2014. There was no provision recorded in the current quarter, which reflected reduced levels of loan delinquencies and charge-offs, but we continue our awareness of the relative values of residential properties in comparison to their cyclical peaks as well as the uncertainty that persists in the current economic environment, which continues to challenge many of our loan customers. As delinquencies in the portfolio have been resolved through pay-off, short sale or foreclosure, or management determines the collateral is not sufficient to satisfy the loan, uncollected balances have been charged against the allowance for loan losses previously provided. The decreased level of charge-offs during the current quarter occurred throughout our entire loan portfolio. Net charge-offs recorded in the current quarter were $0.2 million. The loan loss provision of $4.0 million recorded for the quarter ended June 30, 2014 was also exceeded by net charge-offs of $4.9 million. Loan loss provisions are recorded with the objective of aligning our overall allowance for loan losses with our current estimates of loss in the portfolio. The allowance for loan losses was $76.9 million, or 0.69% of total recorded investment in loans receivable, at June 30, 2015, compared to $82.5 million or 0.78% of total recorded investment in loans receivable at June 30, 2014. Balances of recorded investments are net of deferred fees and any applicable loans-in-process.
In comparison to the balance at March 31, 2015, the total recorded investment in non-accrual loans decreased $6.8 million during the quarter ended June 30, 2015. Since June 30, 2014, the total recorded investment in non-accrual loans decreased $24.2 million. The recorded investment in non-accrual loans in our residential, Core portfolio decreased $3.7 million, or 5% during the current quarter, to $67.5 million at June 30, 2015, and decreased $12.9 million, or 16% since June 30, 2014. At June 30, 2015, the recorded investment in our Core portfolio was $9.27 billion, compared to $9.13 billion at March 31, 2015 and $8.67 billion at June 30, 2014. During the current quarter, the Core portfolio had net recoveries of $0.1 million, as compared to net charge-offs of $1.5 million during the quarter ended March 31, 2015 and $1.5 million during the quarter ended June 30, 2014.
The recorded investment in non-accrual loans in our residential, Home Today portfolio decreased $2.1 million, or 8% during the current quarter, to $24.4 million at June 30, 2015, and decreased $6.6 million, or 21% since June 30, 2014. At June 30, 2015, the recorded investment in our Home Today portfolio was $138.6 million, compared to $143.4 million at March 31, 2015 and $157.4 million at June 30, 2014. During the current quarter, Home Today net charge-offs were $0.3 million as compared to net charge-offs of $0.3 million during the quarter ended March 31, 2015 and $0.8 million during the quarter ended June 30, 2014.
The recorded investment in non-accrual home equity loans and lines of credit decreased $1.5 million, or 6%, during the current quarter, to $23.2 million at June 30, 2015, and decreased $5.1 million, or 18% since June 30, 2014. The recorded investment in our home equity loans and lines of credit portfolio at June 30, 2015, was $1.65 billion, compared to $1.66 billion at March 31, 2015 and $1.73 billion at June 30, 2014. During the current quarter, home equity loans and lines of credit portfolio had net recoveries of $17 thousand, as compared to net charge-offs of $1.8 million during the quarter ended March 31, 2015 and $2.6 million during the quarter ended June 30, 2014. We believe that non-performing home equity loans and lines of credit are, on a relative basis, of greater concern than Core loans as these home equity loans and lines of credits generally hold subordinated positions and accordingly, represent a higher level of risk. The non-performing balances of home equity loans and lines of credit were $23.2 million or 1% of the home equity loans and lines of credit portfolio at June 30, 2015 compared to $24.7 million, or 1% at March 31, 2015 and $28.3 million, or 2% at June 30, 2014.
Non-Interest Income. Non-interest income increased $0.4 million, or 7%, to $6.1 million during the current quarter compared to $5.7 million during the quarter ended June 30, 2014, mainly as a result of an increase in net gain on the sale of loans during the current quarter partially offset by a decrease in loan fees and service charges. The increase in the net gain on sales of loans primarily reflected a higher volume of loan sales in the current quarter, $46.8 million, as compared to $16.8 million during the quarter ended June 30, 2014. This increase was partially offset by a decrease in net loan servicing fees received in connection with the smaller portfolio of loans serviced for others.
Non-Interest Expense. Non-interest expense increased $5.0 million, or 12%, to $47.8 million during the current quarter compared to $42.8 million during the quarter ended June 30, 2014 primarily from higher marketing services expenditures incurred principally in support of our lending activities, including the impact of our home buyer's credit program, an increase in Federal insurance premiums, and an increase in salaries and employee benefits resulting from normal compensation increases, health insurance and the effect of the Company's higher stock price on equity-based compensation and benefit plans.

Income Tax Expense. The provision for income taxes was $8.6 million during the current quarter compared to $9.1 million during the quarter ended June 30, 2014. The net provision for the current quarter included $8.8 million of federal tax partially offset by $186 thousand of state income tax benefit. The provision for the quarter ended June 30, 2014 included $9.0 million of federal tax and $82 thousand of state income tax expense. Our effective federal tax rate was 33.8% during the current quarter and the quarter ended June 30, 2014. Our provision for income taxes in the current quarter aligns our year-to-date provision with our expectations for the full fiscal year. Our expected effective income tax rate for this fiscal year is below the federal statutory rate because of our ownership of bank-owned life insurance.

Comparison of Operating Results for the Nine Months Ended June 30, 2015 and 2014
Average balances and yields. The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effects thereof were not material. Average balances are derived from daily average balances. Non-accrual loans were included in the computation of loan average balances, and have been reflected in the table as carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense.

	Nine Months Ended			Nine Months Ended
	June 30, 2015			June 30, 2014
	Average Balance	Interest Income/ Expense	Yield/ Cost (2)	Average Balance	Interest Income/ Expense	Yield/ Cost (2)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash equivalents	$974,697	$1,906	0.26%	$234,888	$455	0.26%
Investment securities	2,017	19	1.26%	4,336	21	0.65%
Mortgage-backed securities	572,117	7,302	1.70%	481,290	6,709	1.86%
Loans (1)	10,884,685	276,123	3.38%	10,361,608	271,830	3.50%
Federal Home Loan Bank stock	66,656	1,705	3.41%	38,464	1,105	3.83%
Total interest-earning assets	12,500,172	287,055	3.06%	11,120,586	280,120	3.36%
Noninterest-earning assets	317,948			308,551
Total assets	$12,818,120			$11,429,137
Interest-bearing liabilities:
NOW accounts	$996,606	1,031	0.14%	$1,027,675	1,087	0.14%
Savings accounts	1,642,357	2,294	0.19%	1,785,387	2,621	0.20%
Certificates of deposit	5,866,258	67,574	1.54%	5,590,765	64,726	1.54%
Borrowed funds	2,312,056	14,009	0.81%	955,956	6,985	0.97%
Total interest-bearing liabilities	10,817,277	84,908	1.05%	9,359,783	75,419	1.07%
Noninterest-bearing liabilities	188,907			194,260
Total liabilities	11,006,184			9,554,043
Shareholders’ equity	1,811,936			1,875,094
Total liabilities and shareholders’ equity	$12,818,120			$11,429,137
Net interest income		$202,147			$204,701
Interest rate spread (2)(3)(4)			2.01%			2.29%
Net interest-earning assets (5)	$1,682,895			$1,760,803
Net interest margin (2)(6)		2.16%			2.45%
Average interest-earning assets to average interest-bearing liabilities	115.56%			118.81%
Selected performance ratios (4):
Return on average assets (2)		0.52%			0.58%
Return on average equity (2)		3.65%			3.56%
Average equity to average assets		14.14%			16.41%
_________________

(1)	Loans include both mortgage loans held for sale and loans held for investment.

(2)	Annualized.

(3)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(4)	These performance ratios in fiscal 2015 are impacted by the intra-quarter strategy to increase net income as described earlier in this Item 2.

(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(6)	Net interest margin represents net interest income divided by total interest-earning assets.

General. Net income decreased $0.4 million, or 1% to $49.6 million for the nine months ended June 30, 2015 compared to $50.0 million for the nine months ended June 30, 2014. The decrease in net income was attributable primarily to an increase in other non-interest expenses and a decrease in net interest income substantially offset by a decrease in the provision for loan losses.
Interest and Dividend Income. Interest and dividend income increased $7.0 million, or 2%, to $287.1 million during the nine months ended June 30, 2015 compared to $280.1 million during the same nine months in the prior year. The increase in interest and dividend income resulted primarily from an increase in interest income from loans combined with increases in income on interest earning cash equivalents, and to a lesser extent, FHLB stock and mortgage-backed securities.
Interest income on loans increased $4.3 million, or 2%, to $276.1 million for the nine months ended June 30, 2015 compared to $271.8 million for the nine months ended June 30, 2014. This increase was attributed primarily to a $523.1 million increase in the average balance of loans to $10.88 billion in the current nine month period compared to $10.36 billion during the same nine months in the prior year as new loan production exceeded repayments and loan sales. The impact from the increase in the average balance of loans was partially offset by a 12 basis point decrease in the average yield on loans to 3.38% for the nine months ended June 30, 2015 from 3.50% for the same nine months in the prior year as historically low interest rates have kept the level of refinance activity relatively high resulting in new originations at lower rates compared to the rest of our portfolio. Additionally, both our “Smart Rate” adjustable-rate first mortgage loan and our 10-year, fixed-rate first mortgage loan originations for the nine months ended June 30, 2015, were originated at interest rates below rates offered on our traditional 15- and 30-year fixed-rate products and contributed to the lower average yield. During the nine months ended June 30, 2015, loan sales totaled $102.9 million while during the nine months ended June 30, 2014, loan sales totaled $57.6 million.
Interest income on interest-earning cash equivalents increased $1.4 million, or 280%, to $1.9 million for the nine months ended June 30, 2015 compared to $0.5 million during the same nine months in the prior year. The increase can be attributed to implementing a strategy to increase income as discussed earlier in the Comparison of Financial Condition section. Additionally, as a result of the additional required investment in FHLB stock, dividend income on FHLB stock increased $0.6 million, or 55%, to $1.7 million for the nine months ended June 30, 2015 compared to $1.1 million during the same nine months in the prior year.
Interest income on mortgage-backed securities increased $0.6 million, or 9%, to $7.3 million for the nine months ended June 30, 2015 compared to $6.7 million during the same nine months in the prior year. This increase was attributed to a $90.8 million, or 19%, increase in the average balance of mortgage-backed securities to $572.1 million for the nine months ended June 30, 2015 compared to $481.3 million during the same nine months last year. The impact from the increase in average balance was partially offset by a 16 basis point decrease in the average yield on mortgage-backed securities to 1.70% for the nine months in the current year from 1.86% for the same nine months in the prior year.
Interest Expense. Interest expense increased $9.5 million, or 13%, to $84.9 million during the current nine months compared to $75.4 million during the nine months ended June 30, 2014. The change resulted primarily from an increase in interest expense on borrowed funds combined with an increase in interest expense on CDs.
Interest expense on borrowed funds increased $7.0 million, or 100%, to $14.0 million during the nine months ended June 30, 2015 from $7.0 million during the nine months ended June 30, 2014. The increase was attributed to a $1.36 billion increase in the average balance of borrowed funds, all from the FHLB of Cincinnati, to $2.31 billion during the current nine months from $956.0 million during the same nine months of the prior year. Partially offsetting the impact of the increased volume in borrowed funds is a 16 basis point decrease in the average rate paid for these funds, to 0.81% during the nine months ended June 30, 2015 from 0.97% during the nine months ended June 30, 2014. The increase in FHLB of Cincinnati borrowings and the lower average rate paid can be attributed to implementing the strategy, using lower cost overnight borrowings, discussed earlier. To better manage funding costs, longer term borrowed funds from the FHLB of Cincinnati were also used to fund mortgage loan originations and supplement the decrease in deposits.
Interest expense on CDs increased $2.9 million, or 4%, to $67.6 million during the nine months ended June 30, 2015 compared to $64.7 million during the nine months ended June 30, 2014. The increase was attributed to a $275.5 million, or 5%, increase in the average balance of CDs to $5.87 billion during the current nine months from $5.59 billion during the same nine months of the prior year. The average rate paid on CDs was the same at 1.54% for each period. Rates were adjusted on deposits in response to changes in general market rates as well as to changes in the rates paid by our competition on short-term CDs. Additionally, to optimally manage our funding costs during the current nine month period, many maturing, higher rate CDs that were not renewed were replaced with longer-term brokered CDs or lower rate borrowed funds.

Net Interest Income. Net interest income decreased $2.6 million, or 1%, to $202.1 million during the nine months ended June 30, 2015 from $204.7 million during the nine months ended June 30, 2014. Average interest-earning assets increased during the current nine months by $1.38 billion or 12% when compared to the nine months ended June 30, 2014. However, due to a greater increase in average interest-bearing liabilities, average net interest-earning assets decreased $77.9 million, to $1.68 billion during the current nine months from $1.76 billion during the nine months ended June 30, 2014. The change in average assets can be attributed primarily to the implementation of the strategy discussed earlier and to a lesser extent, growth of our loan and investments portfolios. The net income strategy increased other interest-earning cash equivalents, while the change in average liabilities is due mainly to that same net income strategy and the growth of our loan and investments portfolios, but also to the funds required for our stock repurchase program and the payments of dividends on our common stock. The net income strategy serves to increase net income slightly but also negatively impacts the interest rate spread and net interest margin due to the increase in the average balance of low-yield, interest-earning cash equivalents. Our interest rate spread decreased 28 basis points to 2.01% compared to 2.29% during the same nine months last year. Our net interest margin was 2.16% for the current nine month period and 2.45% for the same nine months in the prior period. As discussed earlier, this essentially risk-free net income strategy was suspended in May 2015 and was not in place at June 30, 2015.
Provision for Loan Losses. Based on our evaluation of the factors described earlier, we recorded a provision for loan losses of $3.0 million during the nine months ended June 30, 2015 and a provision of $15.0 million during the nine months ended June 30, 2014. The level of net charge-offs decreased during the current nine months to $7.5 million from $25.0 million during the nine months ended June 30, 2014. The current provision reflected reduced levels of loan delinquencies but was tempered by our awareness of the relative values of residential properties in comparison to their cyclical peaks as well as the uncertainty that persists in the current economic environment, which continues to challenge many of our loan customers. As delinquencies in the portfolio have been resolved through pay-off, short sale or foreclosure, or management determines the collateral is not sufficient to satisfy the loan, uncollected balances have been charged against the allowance for loan losses previously provided. The net charge-offs of $25.0 million during the nine months ended June 30, 2014 included $5.3 million of loans charged-off due to a new practice, instituted in that fiscal period, of fully charging off loans that had not been resolved due to prolonged foreclosure proceedings and had remained delinquent for more than 1,500 days. These loans previously were recorded at estimated net realizable value, with the potential for additional loss recognized within the allowance for loan losses. Any future foreclosure proceeds on these loans will result in recoveries of prior charge-offs. Net charge-offs exceeded the $3.0 million loan loss provision recorded for the current nine months and resulted in a decrease in the balance of the allowance for loan losses. Net charge-offs of $25.0 million recorded for the nine months ended June 30, 2014 exceeded the loan loss provision of $15.0 million. The allowance for loan losses was $76.9 million, or 0.69% of the total recorded investment in loans receivable, at June 30, 2015, compared to $82.5 million, or 0.78% of the total recorded investment in loans receivable, at June 30, 2014. Balances of recorded investments are net of deferred fees and any applicable loans-in-process.
The total recorded investment in non-accrual loans decreased $20.1 million during the nine month period ended June 30, 2015 compared to a $16.2 million decrease during the nine month period ended June 30, 2014. The recorded investment in non-accrual loans in our residential, Core portfolio decreased $11.9 million, or 15%, during the current nine month period, to $67.5 million at June 30, 2015, compared to a $10.7 million decrease during the nine month period ended June 30, 2014. At June 30, 2015, the recorded investment in our Core portfolio was $9.27 billion, compared to $8.82 billion at September 30, 2014. During the current nine month period, Core portfolio net charge-offs were $2.1 million, as compared to net charge-offs of $11.2 million, which included $4.4 million of charge-offs related to loans delinquent more than 1,500 days and $0.9 million of recoveries related to the PMIC partial claim catch-up payment during the nine months ended June 30, 2014.
The recorded investment in non-accrual loans in our residential, Home Today portfolio decreased $5.6 million, or 19% during the current nine month period, to $24.4 million at June 30, 2015 compared to a $3.8 million decrease during the nine month period ended June 30, 2014. At June 30, 2015, the recorded investment in our Home Today portfolio was $138.6 million, compared to $152.0 million at September 30, 2014. During the current nine month period, Home Today net charge-offs were $1.5 million, as compared to net charge-offs of $4.8 million, which included $0.9 million of charge-offs related to loans delinquent more than 1,500 days and $0.4 million of recoveries related to the PMIC partial claim catch-up payment during the nine months ended June 30, 2014.
The recorded investment in non-accrual home equity loans and lines of credit decreased $3.0 million, or 12%, during the current nine month period, to $23.2 million at June 30, 2015 compared to a $1.7 million decrease during the nine month period ended June 30, 2014. The recorded investment in our home equity loans and lines of credit portfolio at June 30, 2015, was $1.65 billion, compared to $1.70 billion at September 30, 2014. During the current nine month period, home equity loans and lines of credit net charge-offs were $4.0 million as compared to net charge-offs of $9.1 million, of which there were no charge-offs related to loans delinquent more than 1,500 days, during the nine months ended June 30, 2014. We believe that non-performing home equity loans and lines of credit, on a relative basis, represent a higher level of credit risk than core loans as these home equity loans and lines of credit generally hold subordinated positions.

Non-Interest Income. Non-interest income increased $1.7 million, or 10%, to $18.0 million during the nine months ended June 30, 2015 compared to $16.3 million during the nine months ended June 30, 2014, mainly as a result of an increase in net gain on the sale of loans partially offset by a decrease in loan fees and service charges. The increase in the net gain on sales of loans primarily reflected a higher volume of loan sales in the current nine months, $102.9 million, as compared to $57.6 million during the nine months ended June 30, 2014. This increase was partially offset by a decrease in net loan servicing fees received in connection with the smaller portfolio of loans serviced for others.
Non-Interest Expense. Non-interest expense increased $12.0 million, or 9%, to $142.6 million during the nine months ended June 30, 2015 when compared to $130.6 million during the nine months ended June 30, 2014. This net increase resulted primarily from an increase in marketing services, higher salaries and employee benefits, office property and equipment, and federal insurance premiums partially offset by decreases in state franchise tax and other operating expenses. Marketing increased $7.3 million, or 72%, to $17.4 million during the current nine month period compared to $10.1 million during the nine month period ended June 30, 2014 as a result of marketing services expenditures incurred in support of our lending activities. Salaries and employee benefits increased $3.5 million, or 5%, to $70.9 million during the current nine month period compared to $67.4 million during the nine month period ended June 30, 2014. This increase was primarily due to a $1.1 million increase in associate compensation costs, a $0.7 million increase in expenses related to the ESOP plan, and a $0.5 million increase in compensation costs related to health insurance.
Income Tax Expense. The provision for income taxes was $24.9 million during the current nine month period compared to $25.3 million during the nine months ended June 30, 2014. The provision for the current nine month period included $24.9 million of federal income tax provision and $37 thousand of state income tax provision. The provision for the nine months ended June 30, 2014 included $25.2 million of federal income tax provision and $152 thousand of state income tax provision. Our effective federal tax rate was 33.4% during the current nine months compared to 33.5% during the nine months ended June 30, 2014. Our provision for income taxes in the current nine months is aligned with our expectations for the full fiscal year. Our expected effective income tax rates are below the federal statutory rate because of our ownership of bank-owned life insurance.

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
While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Association’s Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We generally seek to maintain a minimum liquidity ratio of 5% (which we compute as the sum of cash and cash equivalents plus unpledged investment securities for which ready markets exist, divided by total assets). For the three months ended June 30, 2015, our liquidity ratio averaged 8.41%, which, except for the preceding quarters of the current fiscal year, exceeded the averages of the last several years. The increase in the current average liquidity ratio reflects the impact of a strategy to increase net income, as discussed earlier in the Comparison of Financial Condition section, that was first implemented at the beginning of the quarter ended December 31, 2014. While the essentially risk-free strategy serves to increase our average liquidity ratio and our net income, it also decreases our interest rate spread ratio and our net interest margin due to the increase in the average balance of low yield interest-earning cash equivalents. We expect to continue this strategy for as long as it is effective in increasing net income. We believe that we had sufficient sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2015.
We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of our asset/liability management program. Excess liquid assets are generally invested in interest-earning deposits and short- and intermediate-term securities.
Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2015, cash and cash equivalents totaled $224.2 million which represented an increase of 24% from September 30, 2014. The increase reflects the replenishment of cash equivalents to a level that is more comparable to quarter ends prior to September 30, 2014.
Investment securities classified as available-for-sale, which provide additional sources of liquidity, totaled $569.4 million at June 30, 2015.
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

During the nine month period ended June 30, 2015, loan sales totaled $102.9 million, which included $20.9 million of loans that qualified under Fannie Mae's HARP II initiative with the remainder comprised of long-term, fixed-rate residential, non-HARP II first mortgage loans, which were sold to Fannie Mae subsequent to the Association's reinstatement as an approved seller. Loans originated under the HARP II initiative are classified as “held for sale” at origination. Loans originated under non-HARP II Fannie Mae compliant procedures are classified as “held for investment” until they are specifically identified for sale. At June 30, 2015, $10.7 million of long-term, fixed-rate residential first mortgage loans were classified as “held for sale”, of which $0.4 million qualified under Fannie Mae's HARP II initiative. There were $10.3 million of loan sale commitments outstanding at June 30, 2015.
Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows (unaudited) included in the unaudited interim Consolidated Financial Statements.
At June 30, 2015, we had $632.5 million in loan commitments outstanding. In addition to commitments to originate loans, we had $1.19 billion in undisbursed home equity lines of credit to borrowers. CDs due within one year of June 30, 2015 totaled $1.90 billion, or 22% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, sales of investment securities, other deposit products, including new CDs, brokered CDs, FHLB advances, borrowings from the FRB-Cleveland Discount Window or other collateralized borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the CDs due on or before June 30, 2016. We believe, however, based on past experience, that a significant portion of such deposits will remain with us. Generally, we have the ability to attract and retain deposits by adjusting the interest rates offered.
Our primary investing activities are originating residential mortgage loans and purchasing investments. During the nine months ended June 30, 2015, we originated $1.64 billion of residential mortgage loans, and during the nine months ended June 30, 2014, we originated $1.57 billion of residential mortgage loans. We purchased $114.5 million of securities during the nine months ended June 30, 2015, and $135.8 million during the nine months ended June 30, 2014.
Financing activities consist primarily of changes in deposit accounts, changes in the balances of principal and interest owed on loans serviced for others, FHLB advances and borrowings from the FRB-Cleveland Discount Window. We experienced a net decrease in total deposits of $191.8 million during the nine months ended June 30, 2015, which reflected the active management of the offered rates on maturing CDs, and compared to a net increase of $238.7 million during the nine months ended June 30, 2014. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. The net decrease in total deposits during the nine months ended June 30, 2015, was partially reduced by the $163.4 million increase in the balance of brokered CDs, to $520.1 million, from $356.7 million at September 30, 2014. During the nine months ended June 30, 2014 the balance of brokered CDs increased by $314.0 million. Principal and interest owed on loans serviced for others decreased $9.7 million to $44.9 million during the nine months ended June 30, 2015 compared to a net decrease of $34.6 million to $41.1 million during the nine months ended June 30, 2014. During the nine months ended June 30, 2015, we increased our advances from the FHLB of Cincinnati by $760.4 million, as we replaced our net savings outflow, funded new loan originations and actively managed our liquidity ratio. During the nine months ended June 30, 2014, our advances from the FHLB of Cincinnati increased by $272.3 million.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of Cincinnati and the FRB-Cleveland Discount Window, each of which provides an additional source of funds. Additionally, in evaluating funding alternatives, we may participate in the brokered CDs market . At June 30, 2015 we had $1.90 billion of FHLB of Cincinnati advances and no outstanding borrowings from the FRB-Cleveland Discount Window. Additionally, at June 30, 2015, we had $520.1 million of brokered CDs. During the nine months ended June 30, 2015, we had average outstanding advances from the FHLB of Cincinnati of $2.31 billion as compared to average outstanding advances of $956.0 million during the nine months ended June 30, 2014. In addition to funding the growth of our loan and investments portfolios, the significant increase in the balance of average outstanding advances during the current period reflects the impact of the strategy to increase net income as discussed earlier in the Comparison of Financial Condition section. At June 30, 2015, we had the ability to immediately borrow an additional $853.8 million from the FHLB of Cincinnati and $123.8 million from the FRB-Cleveland Discount Window. From the perspective of collateral value securing FHLB of Cincinnati advances, our capacity limit for additional borrowings beyond the immediately available limits at June 30, 2015 was $3.45 billion, subject to satisfaction of the FHLB of Cincinnati common stock ownership requirement. To satisfy the common stock ownership requirement, we would have to increase our ownership of FHLB of Cincinnati common stock by an additional $69.0 million. During the nine months ended June 30, 2015, we purchased an additional $29.1 million of FHLB of Cincinnati common stock. Substantially all of the additional purchases arose in connection with the previously described strategy to increase net income.
The Association and the Company are subject to various regulatory capital requirements, including a risk-based capital measure. The Basel III capital framework for U.S. banking organizations ("Basel III Rules") includes both a revised definition of capital and guidelines for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. In July 2013, the OCC and the other federal bank regulatory agencies issued a final rule that, effective January 1, 2015 for the standardized approach, revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the DFA and revised the definition of assets used in the Tier 1 (leverage) capital ratio from adjusted tangible assets (a measurement computed based on quarter-end asset balances) to net average assets (a measurement that captures the intra-quarter impact of our strategy to increase net income that was described earlier in this section). Among other things, the rule established a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets) and increased the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets). The final rule also requires unrealized gains and losses on certain "available-for-sale" security holdings and change in defined benefit plan to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised. The Association exercised its one time opt-out election with the filing of its March 31, 2015 regulatory call report. The rule limits a banking organization's capital distributions and certain discretionary bonus payments if the banking organization does not hold a "capital conservation buffer" consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective. Effective January 1, 2015, the Association implemented the new capital requirements for the standardized approach to the Basel III Rules, subject to transitional provisions extending through the end of 2018. The final rule also implemented consolidated capital requirements for savings and loan holding companies effective January 1, 2015.
As of June 30, 2015, the Association exceeded all regulatory requirements to be considered “Well Capitalized” as presented in the table below (dollar amounts in thousands).

	Actual		Required
	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$1,656,986	22.76%	$728,167	10.00%
Tier 1 (leverage) Capital to Net Average Assets	1,580,078	12.53%	630,542	5.00%
Tier 1 Capital to Risk-Weighted Assets	1,580,078	21.70%	582,533	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,580,065	21.70%	473,308	6.50%
The capital ratios of the Company as of June 30, 2015 are presented in the table below (dollar amounts in thousands).

	Actual
	Amount	Ratio
Total Capital to Risk-Weighted Assets	$1,838,691	25.14%
Tier 1 (leverage) Capital to Net Average Assets	1,761,787	13.94%
Tier 1 Capital to Risk-Weighted Assets	1,761,787	24.09%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,761,787	24.09%

Prior to its July 21, 2011 merger into the OCC, the OTS issued, effective February 7, 2011, memoranda of understanding covering the Association, Third Federal Savings, MHC and the Company. On December 22, 2012, the Association's primary regulator terminated the MOU applicable to the Association. On April 1, 2014, the FRS, the primary regulator for Third Federal Savings, MHC and the Company, terminated the MOUs applicable to Third Federal Savings, MHC and the Company. The items in the MOUs applicable to Third Federal Savings, MHC and the Company during the year ended September 30, 2014, pertained to plans for new debt, dividends or stock repurchases and the further refinement and enhancement of our enterprise risk management processes. Specifically, the Company was required to submit a written request for non-objection to the FRS at least 45 days prior to the anticipated date of proposed debt, dividend or capital distribution (e.g. stock repurchase) transactions and without the receipt of a written non-objection from the FRS, was prohibited from consummating any such proposed transaction. On September 26, 2013, the Company announced that it had received the FRS's written non-objection to the resumption of its fourth stock repurchase plan that, at that time, had 2,156,250 shares of its outstanding common stock remaining to be purchased under the terms of the plan. Repurchases of those shares were completed during the quarter ended December 31, 2013. Concurrently with the April 4, 2014 announcement of the termination of the MOUs enforced by the FRS, the Company announced its fifth stock repurchase plan, covering 5,000,000 shares. The fifth repurchase plan was completed on September 17, 2014. On September 9, 2014, the Company announced its sixth stock repurchase program, covering 10,000,000 shares. There were 9,094,550 shares repurchased under the sixth authorized program between September 17, 2014, when it began, and June 30, 2015. The sixth stock repurchase plan was completed on August 3, 2015. Repurchases under the seventh share repurchase authorization, covering 10,000,000 shares and which was announced on July 30, 2015, began on August 4, 2015.
In addition to the operational liquidity considerations described above, which are primarily those of the Association, the Company, as a separate legal entity, also monitors and manages its own, parent company only liquidity which provides the source of funds necessary to support all of the parent company's stand-alone operations, including its capital distribution strategies which encompass its share repurchase and dividend payment programs. The Company's primary source of liquidity is dividends received from the Association. The amount of dividends that the Association may declare and pay to the Company in any calendar year, without the receipt of prior approval from the OCC but with prior notice to the FRB-Cleveland, cannot exceed net income for the current calendar year-to-date period plus retained net income (as defined) for the preceding two calendar years, reduced by prior dividend payments made during those periods. During the nine months ended June 30, 2015 the Company received a $66 million dividend from the Association and repurchased $124.7 million of common stock. During each quarter beginning August 2014, the Company's Board of Directors declared and paid $0.07 per share dividends. Also on August 28, 2014, the Company announced that on July 31, 2014, Third Federal Savings, MHC had received the approval of its members (depositors and certain loan customers of the Association) with respect to the waiver of dividends, and subsequently received the non-objection of the FRB-Cleveland, to waive receipt of dividends on the Company’s common stock that Third Federal Savings, MHC owned, up to $0.28 per share during the 12 months ending July 31, 2015. Third Federal Savings, MHC waived its right to receive each of the four $0.07 per share dividend payments. During the nine months ended June 30, 2015, common stock dividends paid by the Company totaled $13.6 million. On August 5, 2015, at a special meeting of members of Third Federal Savings, MHC, the members voted to approve Third Federal Savings, MHC's proposed waiver of dividends, aggregating up to $0.40 per share, to be declared on the Company’s common stock during the twelve months subsequent to the members’ approval (i.e., through August 5, 2016). Following the receipt of the members’ approval at the August 5, 2015 special meeting, Third Federal Savings, MHC filed a notice with, and a request for non-objection from, the FRB-Cleveland for the proposed dividend waivers. Action on the non-objection request to the FRB-Cleveland is pending as of the filing date of this quarterly report.
At June 30, 2015, the Company had, in the form of cash and a demand loan from the Association, $92.7 million of funds readily available to support its stand-alone operations. Additionally, the Company has received the non-objection of its regulators for the Association to pay a special dividend of $150 million to the Company. This amount is equal to the voluntary contribution of capital that the Company made to the Association in October 2010. Payment of this special dividend will be made in the future as funds are needed by the Company. Because of its intercompany nature, this future dividend payment will have no impact on the Company's capital ratios or its consolidated statement of condition but will reduce the Association's reported capital ratios.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
General. The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk has historically been interest rate risk. In general, our assets, consisting primarily of mortgage loans, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and limit the exposure of our net interest income to changes in market interest rates. Accordingly, our Board of Directors has established risk parameter limits deemed appropriate given our business strategy, operating environment, capital, liquidity and performance objectives. Additionally, our Board of Directors has also authorized the formation of an Asset/

Liability Management Committee comprised of key operating personnel which is responsible for managing this risk consistent with the guidelines and risk limits approved by the Board of Directors. Further, the Board has established the Directors Risk Committee which, among other responsibilities, conducts regular oversight and review of the guidelines, policies and deliberations of the Asset/Liability Management Committee. We have sought to manage our interest rate risk in order to control the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset-liability management, we have historically used the following strategies to manage our interest rate risk:

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
During the nine months ended June 30, 2015, $102.9 million of agency-compliant, long-term, fixed-rate mortgage loans were sold, all on a servicing retained basis, and, at June 30, 2015, $10.7 million of agency-compliant, long-term, fixed-rate residential first mortgage loans were classified as “held for sale”. Of the loan sales during the nine months ended June 30, 2015, $20.9 million was comprised of long-term (15 to 30 years), fixed-rate first mortgage loans which were sold under Fannie Mae's HARP II program, and $82.0 million was comprised of long-term (15 to 30 years), fixed-rate first mortgage loans which had been originated under our revised procedures and were sold to Fannie Mae under our re-instated seller contract, as described in the next paragraph. At June 30, 2015, we had $10.3 of outstanding loan sales commitments.
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
Economic Value of Equity. Using customized modeling software, the Association prepares periodic estimates of the amounts by which the net present value of its cash flows from assets, liabilities and off-balance sheet items (the institution’s economic value of equity or EVE) would change in the event of a range of assumed changes in market interest rates. The simulation model uses a discounted cash flow analysis and an option-based pricing approach in measuring the interest rate sensitivity of EVE. The model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumption that instantaneous changes (measured in basis points) occur at all maturities along the United States Treasury yield curve and other relevant market interest rates. A basis point equals one, one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 2% to 3% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. The model is tailored specifically to our organization, which, we believe, improves its predictive accuracy. The following table presents the estimated changes in the Association’s EVE at June 30, 2015 that would result from the indicated instantaneous changes in the United States Treasury yield curve and other relevant market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

				EVE as a Percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)	Estimated EVE (2)	Estimated Increase (Decrease) in EVE		EVE Ratio (4)	Increase (Decrease) (basis points)
		Amount	Percent
	(Dollars in thousands)
+300	$1,679,182	$(573,141)	(25.45)%	14.81%	(310)
+200	1,909,014	(343,309)	(15.24)%	16.23%	(168)
+100	2,109,700	(142,623)	(6.33)%	17.32%	(59)
0	2,252,323	—	—	17.91%	—
-100	2,261,339	9,016	0.40%	17.59%	(32)
_________________

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	EVE Ratio represents EVE divided by the present value of assets.
The table above indicates that at June 30, 2015, in the event of an increase of 200 basis points in all interest rates, the Association would experience a 15.24% decrease in EVE. In the event of a 100 basis point decrease in interest rates, the Association would experience a 0.40% increase in EVE.
The following table is based on the calculations contained in the previous table, and sets forth the change in the EVE at a +200 basis point rate of shock at June 30, 2015, with comparative information as of September 30, 2014. By regulation, the Association must measure and manage its interest rate risk for interest rate shocks relative to established risk tolerances in EVE.
Risk Measure (+200 bps Rate Shock)

	At June 30, 2015	At September 30, 2014
Pre-Shock EVE Ratio	17.91%	18.46%
Post-Shock EVE Ratio	16.23%	16.37%
Sensitivity Measure in basis points	(168)	(209)
Percentage Change in EVE	(15.24)%	(17.36)%
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
Accordingly, although the EVE tables provide an indication of our interest rate risk exposure as of the indicated dates, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our EVE and will differ from actual results. In addition to our core business activities, which primarily sought to originate Smart Rate (adjustable) and 10 year fixed-rate loans funded by borrowings from the FHLB and intermediate term CDs (including brokered CDs), and which generally had a favorable impact on our IRR profile, the impact of three other items resulted in the 2.12% improvement in the Percentage Change in EVE measure at June 30, 2015 when compared to the measure at September 30, 2014. While our core business activities, as described earlier in this paragraph, improved our Percentage Change in EVE by 0.97%, the most significant factor contributing to the overall improvement was the change in market interest rates. Since September 30, 2014, the change in market interest rates ranged from an increase of 8 basis points for the two year term to a decrease of 11 basis points for the five year term and a decrease of 14 basis points for the ten year term. The changes in interest rates resulted in an improvement of 2.97% in the Percentage Change in EVE. Partially offsetting the beneficial impacts of the changes in market interest rates and the balance sheet repositioning was the impact of the $66 million cash dividend that the Association paid to the Company. Because of its intercompany nature, this payment had no impact on the Company's capital position, or the Company's overall IRR profile but reduced the Association's regulatory capital and regulatory capital ratios and negatively impacted the Association's Percentage Change in EVE by approximately 0.41%. Additionally, numerous modifications and enhancements to our modeling assumptions and methodologies, which are continually challenged and evaluated, have been implemented since September 30, 2014 and, on a net basis, negatively impacted the Association's Percentage Change in EVE by 1.41%. These changes primarily impacted the estimated timing of cash flows related to our Smart Rate portfolio of adjustable rate, first mortgage loans, and attempt to more closely align the model’s projections with our historical experience for those products. The IRR simulation results presented above were in line with management's expectations and were within the risk limits established by our Board of Directors.
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
Earnings at Risk. In addition to EVE calculations, we use our simulation model to analyze the sensitivity of our net interest income to changes in interest rates (the institution’s EaR). Net interest income is the difference between the interest income that we earn on our interest-earning assets, such as loans and securities, and the interest that we pay on our interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what our net interest income would be for prospective 12 and 24 month periods using customized (based on our portfolio characteristics) assumptions with respect to loan prepayment rates, default rates and deposit decay rates, and the implied forward yield curve as of the market date for assumptions as to projected interest rates. We then calculate what the net interest income would be for the same period in the event of instantaneous changes in market interest rates. The simulation process is subject to continual enhancement, modification, refinement and adaptation in order that it might most accurately reflect our current circumstances, factors and expectations. As of June 30, 2015, we estimated that our EaR for the 12 months ending June 30, 2016 would decrease by 2.0% in the event of an instantaneous 200 basis point increase in market interest rates. As is the case with any model that projects future results, the further into the future that the model extends, the less precise/reliable the results become. With that in mind, as of June 30, 2015, we estimated that our EaR for a second 12 month period ending June 30, 2017 would decrease by 2.82% in the event of an instantaneous 200 basis point increase in market interest rates.At June 30, 2015, the IRR simulations results were in line with management's expectations and were within the risk limits established by our Board of Directors.
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
EVE is considered as a point in time calculation with a "liquidation" view of the Association where all the cash flows (including interest, principal and prepayments) are modeled and discounted using discount factors derived from the current market yield curves. It provides a long term view and helps to define changes in equity and duration as a result of changes in interest rates. On the other hand, EaR is based on balance sheet projections going one year and two years forward and assumes new business volume and pricing to calculate net interest income under different interest rate environments. EaR is calculated to determine the sensitivity of net interest income under different interest rate scenarios. With each of these models specific policy limits have been established that are compared with the actual month end results. These limits have been approved by the Association's Board of Directors and are used as benchmarks to evaluate and moderate interest rate risk. In the event that there is a breach of policy limits, management is responsible for taking such action, similar to those described under the preceding heading of General, as may be necessary in order to return the Association's interest rate risk profile to a position that is in compliance with the policy. At June 30, 2015 the IRR profile as disclosed above did not breach our internal limits.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table summarizes our stock repurchase activity during the quarter ended June 30, 2015 and the stock repurchase plan approved by our Board of Directors.

		Average	Total Number of	Maximum Number
	Total Number	Price	Shares Purchased	of Shares that May
	of Shares	Paid per	as Part of Publicly	Yet be Purchased
Period	Purchased	Share	Announced Plans (1)	Under the Plans
April 1, 2015 through April 30, 2015	1,040,000	$14.71	1,040,000	2,723,450
May 1, 2015 through May 31, 2015	908,000	14.71	908,000	1,815,450
June 1, 2015 through June 30, 2015	910,000	15.69	910,000	905,450
	2,858,000	15.02	2,858,000

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
On July 30, 2015, the Company announced it’s seventh stock repurchase program, which authorized the repurchase of up to 10,000,000 shares of the Company’s outstanding common stock.
On August 5, 2015, at a special meeting of members of Third Federal Savings, MHC, the members (depositors and certain loan customers of the Association) of Third Federal Savings, MHC voted to approve Third Federal Savings, MHC's proposed waiver of dividends, aggregating up to $0.40 per share, to be declared on the Company’s common stock during the twelve months subsequent to the members’ approval (i.e., through August 5, 2016). The members approved the waiver by casting 63% of the eligible votes in favor of the waiver. Of the votes cast, 97% were in favor of the proposal. Third Federal Savings, MHC is the 77% majority shareholder of the Company.
Following the receipt of the members’ approval at the August 5, 2015 special meeting, Third Federal Savings, MHC filed a notice with, and a request for non-objection from the FRB-Cleveland for the proposed dividend waivers. Both the non-objection from the FRB-Cleveland and the timing of the non-objection are unknown as of the filing date of this quarterly report.
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

101
The following unaudited financial statements from TFS Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 6, 2015, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements.

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

TFS Financial Corporation

Dated:	August 6, 2015	/s/ Marc A. Stefanski
Marc A. Stefanski
Chairman of the Board, President and Chief Executive Officer

Dated:	August 6, 2015	/s/ David S. Huffman
David S. Huffman
Chief Financial Officer and Secretary