Form 10-K
period 2015-09-30
TFS Financial CORP
filed 2015-11-25
CIK 1381668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2015
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
(do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on March 31, 2015, as reported by the NASDAQ Global Select Market, was approximately $996.1 million.
At November 23, 2015 there were 289,901,597 shares of the Registrant’s common stock, par value $0.01 per share, outstanding, of which 227,119,132 shares, or 78.34% of the Registrant’s common stock, were held by Third Federal Savings and Loan Association of Cleveland, MHC, the Registrant’s mutual holding company.

DOCUMENTS INCORPORATED BY REFERENCE (to the Extent Indicated Herein)
Portions of the registrant’s Proxy Statement for the 2016 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

TFS Financial Corporation

GLOSSARY OF TERMS
TFS Financial Corporation provides the following list of acronyms as a tool for the reader. The acronyms identified below are used throughout the document.

AOCI: Accumulated Other Comprehensive Income	GAAP: Generally Accepted Accounting Principles
ARM: Adjustable Rate Mortgage	GVA: General Valuation Allowances
ASC: Accounting Standards Codification	HARP: Home Affordable Refinance Program
ASU: Accounting Standards Update	HPI: Home Price Index
Association: Third Federal Savings and Loan	IRR: Interest Rate Risk
Association of Cleveland	IRS: Internal Revenue Service
BAAS: OCC Bank Accounting Advisory Series	IVA: Individual Valuation Allowance
BOLI: Bank Owned Life Insurance	LIHTC: Low Income Housing Tax Credit
CDs: Certificates of Deposit	LIP: Loans-in-Process
CFPB: Consumer Financial Protection Bureau	LTV: Loan-to-Value
CLTV: Combined Loan-to-Value	MGIC: Mortgage Guaranty Insurance Corporation
Company: TFS Financial Corporation and its	MOU: Memorandum of Understanding
subsidiaries	NOW: Negotiable Order of Withdrawal
DFA: Dodd-Frank Wall Street Reform and Consumer	OCC: Office of the Comptroller of the Currency
Protection Act of 2010	OCI: Other Comprehensive Income
DIF: Depository Insurance Fund	OTS: Office of Thrift Supervision
EaR: Earnings at Risk	PMI: Private Mortgage Insurance
EPS: Earnings per Share	PMIC: PMI Mortgage Insurance Co.
ESOP: Third Federal Employee (Associate) Stock	QTL: Qualified Thrift Lender
Ownership Plan	REMICs: Real Estate Mortgage Investment Conduits
EVE: Economic Value of Equity	REIT: Real Estate Investment Trust
FASB: Financial Accounting Standards Board	SVA: Specific Valuation Allowance
FDIC: Federal Deposit Insurance Corporation	SEC: United States Securities and Exchange
FHFA: Federal Housing Finance Agency	Commission
FHLB: Federal Home Loan Bank	TDR: Troubled Debt Restructuring
Fannie Mae: Federal National Mortgage Association	Third Federal Savings, MHC: Third Federal Savings
FRB-Cleveland: Federal Reserve Bank of Cleveland	and Loan Association of Cleveland, MHC
FRS: Board of Governors of the Federal Reserve System

PART I

Item 1.	Business

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
These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following important factors that could affect the actual outcome of future events:

•	significantly increased competition among depository and other financial institutions;

•	inflation and changes in the interest rate environment that reduce our interest margins or reduce the fair value of financial instruments;

•	general economic conditions, either globally, nationally or in our market areas, including employment prospects, real estate values and conditions that are worse than expected;

•	decreased demand for our products and services and lower revenue and earnings because of a recession or other events;

•	adverse changes and volatility in the securities markets, credit markets or real estate markets;

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
THIRD CAPITAL, INC.
Third Capital, Inc. is a Delaware corporation that was organized in 1998 as our wholly-owned subsidiary. At September 30, 2015, Third Capital, Inc. had consolidated assets of $79.6 million, and for the fiscal year ended September 30, 2015, Third Capital, Inc. had consolidated net income of $0.3 million. Third Capital, Inc. has no separate operations other than as the holding company for its operating subsidiaries, and as a minority investor or partner in other entities including minority investments in private equity funds. The following is a description of the entities, other than the private equity funds, in which Third Capital, Inc. is the owner, an investor or a partner.
Hazelmere Investment Group I, Ltd. This Ohio limited liability company engages in net lease transactions of commercial buildings in targeted markets. Third Capital, Inc. is a partner of this entity, receives a priority return on amounts contributed to acquire investment properties and has a 70% ownership interest in remaining earnings. Hazelmere Investment Group I, Ltd.recorded a net loss of $19 thousand during the fiscal year ended September 30, 2015.
Third Cap Associates, Inc. This Ohio corporation owns 49% and 60% of two title agencies that provide escrow and settlement services in the State of Ohio, primarily to customers of the Association. For the fiscal year ended September 30, 2015, Third Cap Associates, Inc. recorded net income of $0.5 million.
Third Capital Mortgage Insurance Company. Through March 31, 2014, this Vermont corporation reinsured (on a second tier, excess loss basis) private mortgage insurance on residential mortgage loans originated by the Association. Effective March 31, 2014, all remaining contracts for reinsurance were terminated. The process to dissolve this company is underway as of September 30, 2015. For the fiscal year ended September 30, 2015, Third Capital Mortgage Insurance Company recorded a net loss of $10 thousand.
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
The Association attracts retail deposits from the general public in the areas surrounding its main office and its branch offices. It also utilizes its internet website, direct mail solicitation and its customer service call center to generate loan applications and attract retail deposits. Since September 2013, brokered CDs and more extensive use of longer-term advances from the FHLB of Cincinnati have also been used as a cost effective funding alternatives. In addition to residential real estate mortgage loans, the Association originates residential construction loans to individuals for the construction of their personal residences by a qualified builder. The Association also offers home equity loans and lines of credit subject to certain property and credit performance conditions. The Association retains in its portfolio a large portion of the loans that it originates. Loans that the Association sells consist primarily of long-term, fixed-rate residential real estate mortgage loans. Between June 2010 and May 2013, the volume of loan sales decreased significantly because, until May 2013, the Association had not adopted certain loan origination requirements for the sale of loans to Fannie Mae that became effective on July 1, 2010. The Association retains the servicing rights on all loans that it sells. The Association’s revenues are derived primarily from interest on loans and, to a lesser extent, interest on interest-earning deposits in other financial institutions, deposits maintained at the FRS, federal funds sold, and investment securities, including mortgage-backed securities. The Association also generates revenues from fees and service charges. The Association’s primary sources of funds are deposits, borrowings, principal and interest payments on loans and securities and proceeds from loan sales.
The Association’s website address is www.thirdfederal.com. Filings of the Company made with the SEC are available for free on the Association’s website. Information on that website is not and should not be considered a part of this document.
Market Area
The Association conducts its operations from its main office in Cleveland, Ohio, and from 38 additional, full-service branches and eight loan production offices located throughout the states of Ohio and Florida. In Ohio, the Association maintains 21 full-service offices located in the northeast Ohio counties of Cuyahoga, Lake, Lorain, Medina and Summit, four loan production offices located in the central Ohio counties of Franklin and Delaware (Columbus, Ohio) and four loan production offices located in the southern Ohio counties of Butler and Hamilton (Cincinnati, Ohio). In Florida, the Association maintains 17 full-service branches located in the counties of Pasco, Pinellas, Hillsborough, Sarasota, Lee, Collier, Palm Beach and Broward. While the economies and housing markets in Ohio and Florida were negatively impacted by the 2008 financial crisis and its aftermath, more recently, such markets have improved and are reflected in improving credit metrics (delinquencies, charge-offs). During the past year, the trend in employment has been stable in Ohio and positive in Florida and the trend in housing prices has also generally been increasing in both regions. However, the strength and sustainability of the recovery is not assured and the economy's fragility persists.
The Association also provides savings products in all 50 states and first mortgage refinance loans and home equity loan products in 21 states and the District of Columbia through its customer service call center and its internet site.
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
The majority of the Association’s deposits are held in its offices located in Cuyahoga County, Ohio. As of June 30, 2015 (the latest date for which information is publicly available), the Association had $4.7 billion of deposits in Cuyahoga County, and ranked third among all financial institutions with offices in the county in terms of deposits, with a market share of 9.62%. As of that date, the Association had $6.1 billion of deposits in the State of Ohio, and ranked ninth among all financial institutions in the state in terms of deposits, with a market share of 2.03%. As of June 30, 2015, the Association had $2.5 billion of deposits in the State of Florida, and ranked 27th among all financial institutions in terms of deposits, with a market share of 0.49%.
The DFA, which was signed into law in July 2010, required that the FDIC amend its regulations on assessing insured institutions in order to fund the DIF. The resulting change effectively eliminated the funding cost advantage that borrowed funds generally had when compared to the funding cost associated with deposits. As a result, many financial institutions, including institutions that compete in our markets, have targeted retail deposit gathering as a more attractive funding source than borrowings, and have become more active and more competitive in their deposit product pricing. The combination of reduced demand for borrowed funds, more competition with respect to rates paid to depositors, and low savings rates that lead to reduced appeal for investors that have traditionally allocated a portion of their portfolios to insured savings accounts, has created an increasingly difficult marketplace for attracting deposits, which could adversely affect future operating results.
From October 2014 through September 30, 2015, per data furnished by MarketTrac®, the Association had the third largest market share of conventional purchase mortgage loans originated in Cuyahoga County, Ohio. For the same period, it also had the third largest market share of conventional purchase mortgage loans originated in the seven northeast Ohio counties which comprise the Cleveland and Akron metropolitan statistical areas. In addition, based on the same statistics, the Association has consistently been one of the ten largest lenders in both Franklin County (Columbus, Ohio) and Hamilton County (Cincinnati, Ohio) since it entered those markets in 1999.
The Association’s primary strategy for increasing and retaining its customer base is to offer competitive deposit and loan rates and other product features, delivered with exceptional customer service, in each of the markets it serves.
We rely on the reputation that has been built during the Association’s 77-year history of serving its customers and the communities in which it operates, the Association’s high capital levels, and the Association's extensive liquidity alternatives which, in combination, serve to maintain and nurture customer and marketplace confidence. The Company’s high capital ratio continues to reflect the beneficial impact of our April 2007 initial public offering, which raised net proceeds of $886 million. At September 30, 2015, our ratio of shareholders’ equity to total assets was 14.0%. Our liquidity alternatives include management and monitoring of the level of liquid assets held in our portfolio as well as the maintenance of alternative wholesale funding sources. For the year ended September 30, 2015, our liquidity ratio averaged 9.56% (which we compute as the sum of cash and cash equivalents plus unpledged investment securities for which ready markets exist, divided by total assets) and, through the Association, we had the ability to immediately borrow an additional $584.5 million from the FHLB of Cincinnati under existing credit arrangements along with $116.8 million from the Federal Reserve Bank of Cleveland. From the perspective of collateral value securing FHLB of Cincinnati advances, our capacity limit for additional borrowings beyond the immediately available limit at September 30, 2015 was $3.64 billion, subject to satisfaction of the FHLB of Cincinnati's common stock ownership requirement. To satisfy the common stock ownership requirement we would have to increase our ownership of FHLB of Cincinnati common stock by an additional $72.9 million. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources.”
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
Lending Activities
The Association’s principal lending activity is the origination of fixed-rate and adjustable-rate, first mortgage loans to purchase or refinance residential real estate. The Association also originates residential construction loans to individuals (for the construction of their personal residences by a qualified builder) and originates home equity loans and lines of credit in Ohio and Florida.  We offer home equity lines of credit in 20 additional states and home equity loans in six additional states. Between June 28, 2010 and March 20, 2012 the Association suspended the acceptance of new home equity line of credit applications. Effective March 20, 2012, the Association began offering new home equity lines of credit to qualifying existing home equity customers. In February 2013, we modified the product design and offered the product to all customers in Ohio, Florida and selected counties in Kentucky and in April 2013 we extended the offer to both existing customers and new consumers in Ohio, Florida and selected counties in Kentucky. Over the course of the fiscal year ended September 30, 2014, we expanded the product offering to now include 21 states and the District of Columbia. Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation - Monitoring and Limiting Our Credit Risk for additional information regarding home equity loans and lines of credit. At September 30, 2015, residential real estate, fixed-rate and adjustable-rate, first mortgage loans totaled $9.60 billion, or 85.1% of our loan portfolio, home equity loans and lines of credit totaled $1.63 billion, or 14.4% of our loan portfolio, and residential construction loans totaled $55.4 million, or 0.5% of our loan portfolio. At September 30, 2015 adjustable-rate, residential real estate, first mortgage loans totaled $3.86 billion and comprised 34.2% of our loan portfolio.

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

	September 30,
	2015		2014		2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential Core(1)
Ohio	$5,903,051		$5,986,801		$5,947,791		$6,088,264		$5,691,614
Florida	1,621,763		1,570,087		1,465,907		1,396,612		1,269,242
Other	1,938,125		1,271,951		704,813		458,289		159,933
Total	9,462,939	83.9%	8,828,839	82.2%	8,118,511	79.4%	7,943,165	76.5%	7,120,789	71.5%
Residential Home Today(1)
Ohio	129,416		146,974		170,206		199,456		252,879
Florida	6,050		6,909		7,826		8,540		10,784
Other	280		313		321		329		356
Total	135,746	1.2	154,196	1.5	178,353	1.7	208,325	2.0	264,019	2.6
Home equity loans and lines of credit
Ohio	641,321		675,911		721,890		838,492		982,591
Florida	421,904		475,375		539,152		628,554		712,087
California	216,233		213,309		227,841		256,900		293,307
Other	345,781		332,334		369,515		431,550		503,213
Total	1,625,239	14.4	1,696,929	15.8	1,858,398	18.2	2,155,496	20.8	2,491,198	25.0
Construction	55,421	0.5	57,104	0.5	72,430	0.7	69,152	0.7	82,048	0.8
Other consumer loans	3,468	—	4,721	—	4,100	—	4,612	—	6,868	0.1
Total loans receivable	11,282,813	100.0%	10,741,789	100.0%	10,231,792	100.0%	10,380,750	100.0%	9,964,922	100.0%
Deferred loan expenses (fees), net	10,112		(1,155)		(13,171)		(18,561)		(19,854)
Loans in process	(33,788)		(28,585)		(42,018)		(36,736)		(37,147)
Allowance for loan losses	(71,554)		(81,362)		(92,537)		(100,464)		(156,978)
Total loans receivable, net	$11,187,583		$10,630,687		$10,084,066		$10,224,989		$9,750,943
 ______________________

(1)
Residential Core and Home Today loans are primarily one- to four-family residential mortgage loans. See the Residential Real Estate Mortgage Loans section which follows for a further description of Home Today and Core loans.

Loan Portfolio Maturities. The following table summarizes the scheduled repayments of the loan portfolio at September 30, 2015, according to each loan's final due date. Demand loans, loans having no stated repayment schedule or maturity, are reported as being due in the fiscal year ending September 30, 2016. Maturities are based on the final contractual payment date and do not reflect the impact of prepayments and scheduled principal amortization.

Due During the Years Ending September 30,	Residential Real Estate		Home Equity Loans and Lines of Credit	Construction Loans	Other Consumer Loans	Total
	Core	Home Today
	(In thousands)
2016	$1,143	$—	$2,059	$—	$3,468	$6,670
2017	6,996	24	1,420	—	—	8,440
2018	24,002	369	1,685	—	—	26,056
2019 to 2020	66,395	560	4,803	—	—	71,758
2021 to 2025	2,033,374	2,169	112,383	—	—	2,147,926
2026 to 2030	1,254,716	437	1,217,107	4,052	—	2,476,312
2031 and beyond	6,076,313	132,187	285,782	51,369	—	6,545,651
Total	$9,462,939	$135,746	$1,625,239	$55,421	$3,468	$11,282,813
The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at September 30, 2015 that are contractually due after September 30, 2016.

	Due After September 30, 2016
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
Residential Core	$5,604,934	$3,856,862	$9,461,796
Residential Home Today	135,652	94	135,746
Home Equity Loans and Lines of Credit	17,518	1,605,662	1,623,180
Construction	41,664	13,757	55,421
Total	$5,799,768	$5,476,375	$11,276,143
Residential Real Estate Mortgage Loans. The Association’s primary lending activity is the origination of residential real estate mortgage loans. A comparison of 2015 data to the corresponding 2014 data can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.” The Association currently offers fixed-rate conventional mortgage loans with terms of 30 years or less that are fully amortizing with monthly loan payments, and adjustable-rate mortgage loans that amortize over a period of up to 30 years, provide an initial fixed interest rate for three or five years and then adjust annually. At September 30, 2015, there were no “interest only” residential real estate mortgage loans held in the Association's portfolio.
The Association generally originates both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Office of Federal Housing Enterprise Oversight, which is currently $417,000 and $625,500, respectively, for single-family homes in most of our lending markets. The Association also originates loans in amounts that exceed the lending limit for conforming loans, which the Association refers to as “jumbo loans.” The Association generally underwrites jumbo loans in a manner similar to conforming loans. Jumbo loans are not uncommon in the Association’s market areas.
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
Since March 27, 2009, borrowers under the Home Today program are subject to substantially the same underwriting requirements as Core borrowers and borrowers must complete a financial management education program. Prior to March 27, 2009, through the Home Today program, the Association originated loans with its standard terms to borrowers who might not have otherwise qualified for such loans. To previously qualify for the Association’s Home Today program, a borrower must have completed financial management education and counseling and must have been referred to the Association by a sponsoring organization with which the Association had partnered as part of the program. Borrowers must have met a minimum credit score threshold. The Association will originate loans with a LTV ratio of up to 90% through its Home Today program, provided that any loan originated through this program with a LTV ratio in excess of 80% must meet the underwriting criteria mandated by the Association's private mortgage insurance carrier. Because the Association previously applied less stringent underwriting and credit standards to these loans, the vast majority of loans originated under the Home Today program generally have greater credit risk than our Core residential real estate mortgage loans. Effective October 2007, the private mortgage insurance carrier that provides coverage for the Home Today loans with LTV ratios in excess of 80% imposed more restrictive lending requirements that decreased the volume of Home Today lending. As of September 30, 2015, the Association had $135.7 million of loans outstanding that were originated through its Home Today program, most of which were originated prior to March 27, 2009. At September 30, 2015, of the loans that were originated under the Home Today program, 13.0% were delinquent 30 days or more in repayments, compared to 0.4% for the portfolio of Core loans as of that date. At September 30, 2015, $9.1 million, or 6.8%, of loans originated under the Home Today program were delinquent 90 days and over and $22.6 million of Home Today loans were non-accruing loans, representing 21.1% of total non-accruing loans as of that date. See “—Non-performing Assets and Restructured Loans—Delinquent Loans” for a discussion of the asset quality of this portion of the Association’s loan portfolio.
Prior to November 2008, the Association also originated loans under its high LTV program. These loans had initial LTV ratios of 90% or greater and could be as high as 95%. To qualify for this program, the loan applicant was required to satisfy more stringent underwriting criteria (credit score, income qualification, and other criteria). Borrowers did not obtain private mortgage insurance with respect to these loans. High LTV loans were originated with higher interest rates than the Association’s other residential real estate loans. The Association believes that the higher credit quality of this portion of the portfolio offsets the risk of not requiring private mortgage insurance. While these loans were not initially covered by private mortgage insurance, the Association had negotiated with a private mortgage insurance carrier a contract under which, at the Association’s option, a pre-determined dollar amount of qualifying loans could be grouped and submitted to the carrier for pooled private mortgage insurance coverage. As of September 30, 2015, the Association had $99.1 million of loans outstanding that were originated through its High LTV program, $86.5 million of which the Association has insured through the private mortgage insurance carrier. The High LTV program was suspended in November 2008.
For loans with LTV ratios in excess of 80% but equal to or less than 95% (which are available only for purchase transactions), the Association requires private mortgage insurance, except that for adjustable-rate, first mortgage loans that meet enhanced credit qualification parameters, LTV ratios of up to 85% may be obtained without private mortgage insurance. LTV ratios in excess of 80% are not available for refinance transactions except that for adjustable-rate, first mortgage loans that meet enhanced credit qualification parameters, LTV ratios of up to 85% may be obtained without private mortgage insurance.
The Association actively monitors its interest rate risk position to determine its desired level of investment in fixed-rate mortgages. While the sales of first mortgage loans remain strategically important for us, since fiscal 2010, they have played a lesser role in our management of interest rate risk.
The Association currently retains the servicing rights on all loans sold in order to generate fee income and reinforce its commitment to customer service. One- to four-family residential mortgage real estate loans that have been sold were underwritten generally to Fannie Mae guidelines and comply with applicable federal, state and local laws. At the time of the closing of these loans the Association owned the loans and subsequently sold them to Fannie Mae and others providing normal and customary representations and warranties, including representations and warranties related to compliance, generally with Fannie Mae underwriting standards. At the time of sale, the loans were free from encumbrances except for the mortgages filed by the Association which, with other underwriting documents, were subsequently assigned and delivered to Fannie Mae and others. For the fiscal years ended September 30, 2015 and 2014, the Association recognized servicing fees, net of amortization, related to these servicing rights of $5.4 million and $6.8 million, respectively. As of September 30, 2015 and 2014, the principal balance of loans serviced for others totaled $2.18 billion and $2.51 billion, respectively. In November 2013, the Association entered into a resolution agreement with Fannie Mae pursuant to which, the Association remitted $3.1 million to Fannie Mae. The remittance amount included $0.4 million related to outstanding mortgage insurance claim payments on 42 loans. Under the terms of the resolution agreement, Fannie Mae withdrew all outstanding repurchase and make-whole demands and generally waived its right to enforce future repurchase obligations with respect to all mortgage loans (approximately 23,400 active loans or loans with a remaining balance) that were originated by the Association between January 1, 2000 and December 31, 2008 and delivered to Fannie Mae prior to January 1, 2009. At September 30, 2015, substantially all of the loans serviced for Fannie Mae and others were performing in accordance with their contractual terms and management believes that it has no material repurchase obligations associated with these loans. However, an accrual for $0.9 million has been maintained for potential repurchase or loss reimbursement requests at September 30, 2015.
The Association currently offers “Smart Rate” adjustable-rate mortgage loan products secured by residential properties with interest rates that are fixed for an initial period of three or five years, after which the interest rate generally resets every year based upon a contractual spread or margin above the Prime Rate as published in the Wall Street Journal. These adjustable-rate loans provide the borrower with an attractive rate reset option, based on the Association’s then current lending rates. Adjustable-rate mortgage loans generally present different credit risks than fixed-rate mortgage loans primarily because the underlying debt service payments of the borrowers increase as interest rates increase, thereby increasing the potential for default. Prior to July 2010, the Association’s adjustable-rate mortgage loan products secured by residential properties offered interest rates that were fixed for an initial period ranging from one year to five years, after which the interest rate generally reset every year based upon a contractual spread or margin above the average yield on U.S. Treasury securities, adjusted to a constant maturity of one year, as published weekly by the FRS (“Traditional ARM”). All of the Association’s adjustable-rate mortgage loans are subject to periodic and lifetime limitations on interest rate changes. At September 30, 2015, there were no “interest only” residential real estate mortgage loans held in the Association's portfolio.
All adjustable-rate mortgage loans with initial fixed-rate periods of one, three or five years have initial and periodic caps of two percentage points on interest rate changes, with a cap of six percentage points for the life of the loan for Traditional ARM and five or six percentage points for the life of Smart Rate loans. Previously, the Association also offered Traditional ARM loans with an initial fixed-rate period of seven years. Loans originated under that program, which was discontinued in August 2007, had a cap of five percentage points on the initial change in interest rate, with a two percentage point cap on subsequent changes and a cap of five percentage points for the life of the loan. Many of the borrowers who select adjustable-rate mortgage loans have shorter-term credit needs than those who select long-term, fixed-rate mortgage loans. The Association will permit borrowers to convert non-“Smart Rate” adjustable-rate mortgage loans into fixed-rate mortgage loans at no cost to the borrower. The Association has never offered “Option ARM” loans, where borrowers can pay less than the interest owed on their loan, resulting in an increased principal balance during the life of the loan. At September 30, 2015, "Smart Rate" adjustable-rate mortgage loans totaled $3.72 billion, or 95.9% of the adjustable-rate mortgage loan portfolio and Traditional ARMs totaled $158.5 million, or 4.1% of the adjustable-rate mortgage loan portfolio.
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
Home Equity Loans and Home Equity Lines of Credit. The Association offers home equity loans and home equity lines of credit, which are primarily secured by a second mortgage on residences. The array of home equity products offered by the Association varied significantly between June 28, 2010 and September 30, 2015. Prior to June 28, 2010, the Association offered home equity loans and home equity lines of credit. The Association also offered a home equity lending product that was secured by a third mortgage, although the Association only originated this loan to borrowers where the Association also held the second mortgage. Between June 28, 2010 and March 19, 2012, we suspended the acceptance of new home equity credit applications with the exception of bridge loans (loans where borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home) and, in accordance with a reduction plan that was accepted by our primary federal banking regulator in December 2010, we actively pursued strategies to decrease the outstanding balance of our home equity lending portfolio as well as our exposure to undrawn home equity lines of credit. During the quarter ended June 30, 2011, we achieved the balance and exposure reduction targets included in the home equity lending reduction plan. Beginning March 20, 2012, we again offered new home equity lines of credit to qualifying existing home equity customers. In February 2013, we further modified the product design and in April 2013 we extended the offer to both existing home equity customers and new consumers in Ohio, Florida and selected counties in Kentucky. Over the course of the fiscal year ended September 30, 2014, we expanded the home equity product offering to now include 21 states and the District of Columbia. These offers were, and are, subject to certain property and credit performance conditions which, among other items, related to CLTV, geography, borrower income verification, minimum credit scores and draw period duration. At September 30, 2015 and 2014, home equity loans totaled $169.0 million, or 1.5%, and $162.1 million, or 1.5%, respectively, of total loans receivable (which included $146.8 million and $135.9 million respectively, of home equity lines of credit which were in the amortization period and no longer eligible to be drawn upon and $2.1 million and $1.1 million of bridge loans), and home equity lines of credit totaled $1.46 billion, or 12.9%, and $1.53 billion, or 14.3%, respectively, of total loans receivable. A bridge loan permits a borrower to utilize the existing equity in their current home to fund the purchase of a new home before the current home is sold. Bridge loans are originated for a one-year term, with no prepayment penalties. These loans have fixed interest rates, and are currently limited to a combined 80% LTV ratio (first and second mortgage liens). The Association charges a closing fee with respect to bridge loans. Additionally, at September 30, 2015 and 2014, the unadvanced amounts of home equity lines of credit totaled $1.20 billion and $1.13 billion, respectively.
Prior to June 28, 2010, the underwriting standards for home equity loans and home equity lines of credit included an evaluation of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. In addition, prior to June 28, 2010, through a series of modifications and program adjustments, the home equity lending parameters became increasingly restrictive and included the additional evaluation of the applicant’s employment and income verification. From a geographic perspective, product offerings peaked in 2008 when offers were extended (primarily via direct mail) to targeted borrowers in 18 states. Generally, the least restrictive qualifications, and the most attractive product features from a borrower’s perspective, were in place during portions of fiscal 2006 and 2007, when combined LTV ratios of up to 89.99% were permitted, minimum credit scores were reduced to 620, maximum loan amounts reached $250,000 and pricing for lines of credit reached Prime minus 1.01% when drawn balances exceeded $50,000. The Association originated its home equity loans and home equity lines of credit without application fees (except for bridge loans) or borrower-paid closing costs. Home equity loans were offered with fixed interest rates, were fully amortizing and had terms of up to 15 years. The Association’s home equity lines of credit were offered with adjustable rates of interest indexed to the Prime Rate, as reported in The Wall Street Journal.

The following table sets forth credit exposure, principal balance, percent delinquent 90 days or more, the mean CLTV percent at the time of origination and the current CLTV percent of our home equity loans, home equity lines of credit and bridge loan portfolio as of September 30, 2015. Home equity lines of credit in the draw period are reported according to geographical distribution.

	Credit Exposure	Principal Balance	Percent Delinquent 90 days or more	Mean CLTV Percent at Origination(2)	Current Mean CLTV Percent(3)
	(Dollars in thousands)
Home equity lines of credit in draw period (by state):
Ohio	$1,191,002	$542,101	0.18%	60%	57%
Florida	570,734	390,689	0.30%	61%	67%
California	330,336	206,773	0.02%	66%	61%
Other(1)	561,636	316,725	0.17%	63%	63%
Total home equity lines of credit in draw period	2,653,708	1,456,288	0.14%	61%	60%
Home equity lines in repayment, home equity loans and bridge loans	168,951	168,951	1.70%	67%	49%
Total	$2,822,659	$1,625,239	0.34%	62%	59%
______________________

(1)	No individual other state has a committed or drawn balance greater than 10% of total loans and 5% of equities.

(2)	Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.

(3)
Current Mean CLTV is based on best available first mortgage and property values as of September 30, 2015. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.

At September 30, 2015, 43.2% of our home equity lending portfolio was either in first lien position (25.5%) or was in a subordinate (second) lien position behind a first lien that we held (9.7%) or behind a first lien that was held by a loan that we originated, sold and now service for others (8.0%). At September 30, 2015, 18.1% of our home equity line of credit portfolio in the draw period was making only the minimum payment on their outstanding line balance.

The following table sets forth by calendar origination year, the credit exposure, principal balance, percent delinquent 90 days or more, the mean CLTV percent at the time of origination and the current mean CLTV percent of our home equity loans, home equity lines of credit and bridge loan portfolio as of September 30, 2015. Home equity lines of credit in the draw period are included in the year originated:

	Credit Exposure	Principal Balance	Percent Delinquent 90 Days or More	Mean CLTV Percent at Origination(1)	Current Mean CLTV Percent(2)
	(Dollars in thousands)
Home equity lines of credit in draw period:
2005 and prior	$466,329	$245,280	0.17%	56%	55%
2006	206,546	130,260	0.62%	65%	69%
2007	327,502	220,567	0.35%	66%	71%
2008	702,069	435,731	0.16%	63%	62%
2009	281,766	137,371	0.03%	55%	55%
2010	23,404	10,513	—%	58%	52%
2011 (3)	162	162	—%	39%	20%
2012	25,173	10,591	—%	50%	44%
2013	74,351	34,441	—%	60%	50%
2014	260,373	114,886	—%	60%	56%
2015	286,033	116,486	—%	61%	60%
Total home equity lines of credit in draw period	2,653,708	1,456,288	0.14%	61%	60%
Home equity lines in repayment, home equity loans and bridge loans	168,951	168,951	1.70%	67%	49%
Total	$2,822,659	$1,625,239	0.34%	62%	59%
______________________

(1)	Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.

(2)
Current Mean CLTV is based on best available first mortgage and property values as of September 30, 2015. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.

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

The following table sets forth by fiscal year when the draw period expires, the principal balance of home equity lines of credit in the draw period as of September 30, 2015, segregated by the current combined LTV range.

	Current CLTV Category
Home equity lines of credit in draw period (by End of Draw Fiscal Year):	< 80%	80 - 89.9%	90 - 100%	>100%	Unknown (2)	Total
	(Dollars in thousands)
2016	$78,075	$17,884	$14,422	$25,587	$748	$136,716
2017	130,528	29,046	26,654	41,045	3,608	230,881
2018 (1)	378,000	77,306	40,129	35,115	7,435	537,985
2019 (1)	324,884	33,327	4,436	3,470	5,986	372,103
2020 (1)	173,609	3,125	191	200	1,286	178,411
2021	29	—	—	—	—	29
Post 2022	91	41	—	—	31	163
Total	$1,085,216	$160,729	$85,832	$105,417	$19,094	$1,456,288
______________________

(1)
Home equity lines of credit whose draw period ends in fiscal years 2018, 2019 and 2020, include $17.7 million, $92.5 million and $149.7 million, respectively, of lines where the customer has an amortizing payment during the draw period.

(2)	Market data necessary for stratification is not readily available.
As shown in the origination by year table,which is the second preceding table above, the percents of loans delinquent 90 days or more (seriously delinquent) originated during the years preceding the 2008 financial and housing crisis are comparatively higher than the years following 2008. Those years saw rapidly increasing housing prices, especially in our Florida market. As the housing prices declined along with the general economic downturn and higher levels of unemployment that accompanied the 2008 financial crisis, we see that reflected in delinquencies for those years. Home equity lines of credit originated during those years also saw higher loan amounts, higher permitted LTV ratios, and lower credit scores. Reflective of the general decrease in housing values since 2006 and through the aftermath of the 2008 financial crisis, current mean CLTV percentages remain higher than the mean CLTV percentages at origination.
In light of the past weakness in the housing market, the current level of delinquencies and the uncertainty with respect to future employment levels and economic prospects, we currently conduct an expanded loan level evaluation of our home equity lines of credit which are delinquent 90 days or more.
The following table sets forth the breakdown of current mean CLTV percentages for our home equity lines of credit in the draw period as of September 30, 2015.

	Credit Exposure	Principal Balance	Percent of Total	Percent Delinquent 90 days or More	Mean CLTV Percent at Origination(2)	Current Mean CLTV Percent(3)
	(Dollars in thousands)
Home equity lines of credit in draw period (by current mean CLTV):
< 80%	$2,171,680	$1,085,216	74.6%	0.08%	57%	54%
80 - 89.9%	229,043	160,729	11.0%	0.36%	78%	84%
90 - 100%	103,995	85,832	5.9%	0.33%	80%	94%
> 100%	114,623	105,417	7.2%	0.60%	81%	119%
Unknown (1)	34,367	19,094	1.3%	0.20%	56%	(1)
	$2,653,708	$1,456,288	100.0%	0.14%	61%	60%
______________________

(1)	Market data necessary for stratification is not readily available.

(2)	Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.

(3)
Current Mean CLTV is based on best available first mortgage and property values as of September 30, 2015. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.
Construction Loans. The Association originates construction loans to individuals for the construction of their personal single-family residence by a qualified builder (construction/permanent loans). The Association’s construction/permanent loans generally provide for disbursements to the builder or sub-contractors during the construction phase as work progresses. During the construction phase, the borrower only pays interest on the drawn balance. Upon completion of construction, the loan converts to a permanent amortizing loan without the expense of a second closing. The Association offers construction/permanent loans with fixed or adjustable rates, and a current maximum loan-to-completed-appraised value ratio of 80%. At September 30, 2015, construction loans totaled $55.4 million, or 0.5% of total loans receivable. At September 30, 2015, the unadvanced portion of these construction loans totaled $33.8 million.
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
Loan Originations, Purchases, Sales, Participations and Servicing. Lending activities are conducted primarily by the Association’s loan personnel (all of whom are salaried employees) operating at our main and branch office locations and at our loan production offices. All loans that the Association originates are underwritten pursuant to its policies and procedures, which, for real estate loans, are generally consistent with Fannie Mae underwriting guidelines, subject to the discussion below. The Association originates both adjustable-rate and fixed-rate loans and advertises extensively throughout its market area. Its ability to originate fixed- or adjustable-rate loans is dependent upon the relative consumer demand for such loans, which is affected by current market interest rates as well as anticipated future market interest rates. The Association’s loan origination and sales activity may be adversely affected by a rising interest rate environment or economic recession, which typically results in decreased loan demand. The Association’s residential real estate mortgage loan originations are generated by its in-house loan representatives, by direct mail solicitations, by referrals from existing or past customers, by referrals from local builders and real estate brokers, from calls to its telephone call center and from the internet.
The Association decides whether to retain the loans that it originates, sell loans in the secondary market or securitize loans after evaluating current and projected market interest rates, its interest rate risk objectives, its liquidity needs and other factors. The Association sold to Fannie Mae, in either whole loan or security form, $160.1 million of long-term, fixed-rate residential real estate mortgage loans (all on a servicing retained basis) during the fiscal year ended September 30, 2015. In addition to sales to Fannie Mae, during the fiscal year ended September 30, 2013, the Association also sold to private parties, non-agency eligible, long-term fixed-rate and adjustable-rate loans on a servicing retained basis. As described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation - Controlling Our Interest Rate Risk Exposure, effective July 1, 2010, Fannie Mae, historically the Association’s primary loan investor, implemented certain loan origination requirement changes affecting loan eligibility that, prior to May 2013, we had not adopted. In May 2013, we implemented loan origination changes with respect to a portion of our loan originations, which were approved by Fannie Mae on November 15, 2013, which allow that portion of our first mortgage loan originations that were processed using the revised procedures to be eligible for securitization and sale in Fannie Mae mortgage backed security form. The balance of loans held for sale was $0.1 million (one loan) at September 30, 2015 which was originated pursuant to the guidelines of Fannie Mae's HARP II.
Historically, the Association has retained the servicing rights on all residential real estate mortgage loans that it has sold, and intends to continue this practice into the future. At September 30, 2015, the Association serviced loans owned by others with a principal balance of $2.18 billion, including $4.2 million of loans sold to Fannie Mae subject to recourse. All recourse sales occurred prior to the year 2000. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. The Association retains a portion of the interest paid by the borrower on the loans it services as consideration for its servicing activities. The Association did not enter into any loan participations during the fiscal year ended September 30, 2015 and does not expect to do so in the near future.
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
	(Dollars in thousands)
September 30, 2015
Real estate loans:
Residential Core
Ohio	111	$10,622	188	$14,746	299	$25,368
Florida	10	1,634	70	7,509	80	9,143
Other	2	309	8	1,051	10	1,360
Total Residential Core	123	12,565	266	23,306	389	35,871
Residential Home Today
Ohio	147	8,021	231	8,371	378	16,392
Florida	5	352	11	674	16	1,026
Kentucky	—	—	1	23	1	23
Total Residential Home Today	152	8,373	243	9,068	395	17,441
Home equity loans and lines of credit
Ohio	128	2,633	189	2,772	317	5,405
Florida	36	1,894	124	1,608	160	3,502
California	9	680	13	49	22	729
Other	30	967	48	1,146	78	2,113
Total Home equity loans and lines of credit	203	6,174	374	5,575	577	11,749
Construction	—	—	1	427	1	427
Other consumer loans	—	—	—	—	—	—
Total	478	$27,112	884	$38,376	1,362	$65,488

	Loans Delinquent For
	30-89 Days		90 Days or Over		Total
	Number	Amount	Number	Amount	Number	Amount
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
Total loans seriously delinquent (i.e. delinquent 90 days or over) decreased 23 basis points to 0.34% of total net loans at September 30, 2015, from 0.57% at September 30, 2014. Seriously delinquent loans to total net loans decreased in the residential Core portfolio from 0.35% to 0.21%. Such loans in the residential Home Today portfolio decreased from 0.14% to 0.08%; and in the home equity loans and lines of credit portfolio decreased from 0.10% to 0.05%. The SVA charge-off that was recorded during the quarter ended December 31, 2011 contributed to the decrease in the reported balances of delinquent and nonperforming loans during fiscal 2012. The balance of the SVA at September 30, 2011 was $55.5 million. During the last several years, the inability of borrowers to repay their loans is primarily a result of high unemployment in prior years and uncertain economic prospects in our primary lending markets. Although regional employment levels have improved, the breadth and sustainability of the economic recovery remains tenuous and accordingly, we expect some borrowers who are current on their loans at September 30, 2015 to experience payment problems in the future. The excess number of housing units available for sale in certain markets today also may limit a borrower's ability to sell a home he or she can no longer afford. In many Florida areas, housing values continue to remain depressed due to prior rapid building and speculation, which has resulted in considerable inventory on the market and may limit a borrower’s ability to sell a home. As a result, the level of loan accounts delinquent 90 days or more may increase in the future.
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

The table below sets forth the recorded investments and categories of our non-performing assets and TDRs at the dates indicated.

	September 30,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
Residential Core	$62,293	$79,388	$91,048	$105,780	$125,014
Residential Home Today	22,556	29,960	34,813	41,087	69,602
Home equity loans and lines of credit(1)	21,514	26,189	29,943	35,316	36,872
Construction	427	—	41	377	3,770
Other consumer loans	—	—	—	—	—
Total non-accrual loans(2)(3)(4)	106,790	135,537	155,845	182,560	235,258
Real estate owned	17,492	21,768	22,666	19,647	19,155
Other non-performing assets	—	—	—	—	—
Total non-performing assets	$124,282	$157,305	$178,511	$202,207	$254,413
Ratios:
Total non-accrual loans to total loans	0.95%	1.27%	1.53%	1.77%	2.37%
Total non-accrual loans to total assets	0.86%	1.15%	1.38%	1.58%	2.16%
Total non-performing assets to total assets	1.00%	1.33%	1.58%	1.76%	2.34%
TDRs (not included in non-accrual loans above):
Real estate loans:
Residential Core	$60,175	$59,630	$63,045	$66,988	$50,841
Residential Home Today	35,674	39,148	46,435	57,168	67,240
Home equity loans and lines of credit	11,904	8,117	7,092	9,761	2,171
Construction	—	—	259	613	863
Total	$107,753	$106,895	$116,831	$134,530	$121,115
______________________

(1)
The totals at September 30, 2015, 2014, 2013 and 2012 include $1.8 million, $2.5 million, $5.3 million and $8.8 million of performing home equity lines of credit, pursuant to regulatory guidance regarding senior lien delinquency issued in January 2012.

(2)
At September 30, 2015, 2014, 2013, 2012 and 2011 the totals include $55.5 million, $58.7 million, $54.3 million, $47.7 million and $16.5 million respectively, in TDRs which: are less than 90 days past due but included with non-accrual loans for a minimum period of six months from the restructuring date due to their non-accrual status prior to restructuring; because they have been partially charged off; or because all borrowers have filed Chapter 7 bankruptcy, and had not reaffirmed or been dismissed.

(3)
At September 30, 2015, 2014, 2013, 2012, and 2011 the totals include $15.0 million, $20.9 million, $30.6 million, $39.1 million, and $28.6 million in TDRs that are 90 days or more past due respectively.

(4)
During the quarter ended December 31, 2011, in accordance with an OCC directive, our SVAs (which had a balance of $55.5 million as of September 30, 2011) were charged off, which reduced the balance of non-accrual loans.

The gross interest income that would have been recorded during the year ended September 30, 2015 on non-accrual loans if they had been accruing during the entire period and TDRs if they had been current and performing in accordance with their original terms during the entire period was $12.7 million. The interest income recognized on those loans included in net income for the year ended September 30, 2015 was $6.7 million.
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

	At or For the Years Ended September 30,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Balance of Non-Accrual Loans	$106,790	$135,537	$155,845	$182,560	$235,258
Accruing TDRs	107,753	106,895	116,831	134,530	121,115
Performing Impaired Loans	5,276	5,389	7,761	2,776	7,975
Less Loans Collectively Evaluated	(7,647)	(14,435)	(17,396)	(20,996)	(24,576)
Balance of Total Impaired loans	$212,172	$233,386	$263,041	$298,870	$339,772
The level of loan restructurings has decreased, resulting in $178.3 million of total (accrual and non-accrual) TDRs recorded at September 30, 2015, an $8.2 million decrease from September 30, 2014. Of the $178.3 million of TDRs recorded at September 30, 2015, $101.9 million is in the residential, Core portfolio and $53.9 million is in the Home Today portfolio.
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

The following table sets forth the recorded investments of accrual and non-accrual TDRs, by the types of concessions granted as of September 30, 2015.

	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Restructurings	Bankruptcy	Total
	(Dollars in thousands)
Accrual
Residential Core	$13,963	$683	$7,574	$17,823	$12,453	$7,679	$60,175
Residential Home Today	5,959	—	4,008	11,291	13,286	1,130	35,674
Home equity loans and lines of credit	96	2,992	389	3,827	342	4,258	11,904
Construction	—	—	—	—	—	—	—
Total	$20,018	$3,675	$11,971	$32,941	$26,081	$13,067	$107,753
Non-Accrual, Performing
Residential Core	$1,099	$151	$360	$3,504	$8,360	$20,422	$33,896
Residential Home Today	1,124	7	617	882	5,199	3,761	11,590
Home equity loans and lines of credit	—	174	78	372	567	8,858	10,049
Construction	—	—	—	—	—	—	—
Total	$2,223	$332	$1,055	$4,758	$14,126	$33,041	$55,535
Non-Accrual, Non-Performing
Residential Core	$681	$100	$318	$884	$1,781	$4,114	$7,878
Residential Home Today	651	5	1,018	129	3,443	1,381	6,627
Home equity loans and lines of credit	—	87	42	15	—	322	466
Construction	—	—	—	—	—	—	—
Total	$1,332	$192	$1,378	$1,028	$5,224	$5,817	$14,971
Total TDRs
Residential Core	$15,743	$934	$8,252	$22,211	$22,594	$32,215	$101,949
Residential Home Today	7,734	12	5,643	12,302	21,928	6,272	53,891
Home equity loans and lines of credit	96	3,253	509	4,214	909	13,438	22,419
Construction	—	—	—	—	—	—	—
Total	$23,573	$4,199	$14,404	$38,727	$45,431	$51,925	$178,259
TDRs on accrual status are loans accruing interest and performing according to the terms of the restructuring. To be performing, a loan must be less than 90 days past due as of the report date. Non-accrual, performing status indicates that a loan was: not accruing interest at the time of restructuring, continues not to accrue interest and is performing according to the terms of the restructuring, but has not been current for at least six consecutive months since its restructuring; has a partial charge-off; or is being classified as non-accrual per the OCC guidance on loans in Chapter 7 bankruptcy status, where all borrowers have filed and have not reaffirmed or been dismissed. Non-accrual, non-performing status includes loans that are not accruing interest because they are greater than 90 days past due and therefore not performing according to the terms of the restructuring.
Real Estate Owned. Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until sold. When property is acquired, it is recorded at the estimated fair market value at the date of foreclosure less estimated costs to sell, establishing a new cost basis. Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions. Subsequent to acquisition, real estate owned is carried at the lower of the cost basis or estimated fair market value less estimated costs to sell. Increases in the fair market value are recognized through income not exceeding the valuation allowance. Holding costs and declines in estimated fair market value result in charges to expense after acquisition. At September 30, 2015, we had $17.5 million in real estate owned.
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
When we classify assets as either substandard or doubtful, we allocate a portion of the related general loss allowances to such assets as we deem prudent. The allowance for loan losses is the amount estimated by management as necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. When we classify a problem asset as loss, we charge-off that portion of the asset that is uncollectible. Our determinations as to the classification of our assets and the amount of our loss allowances are subject to review by the Association's primary federal regulator, the OCC, which can require that we establish additional loss allowances. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of our review of assets at September 30, 2015, the recorded investment of classified assets consists of substandard assets of $134.4 million, including $17.5 million of real estate owned, and $4.3 million of assets designated special mention. As of September 30, 2015, there were no individual assets with balances exceeding $1 million that were classified as substandard. Substandard assets at September 30, 2015 include $38.4 million of loans 90 or more days past due and $78.5 million of loans less than 90 days past due displaying a weakness sufficient to warrant an adverse classification, the majority of which are TDRs.
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

In an October 2011 directive applicable to institutions subject to its regulation, the OCC required all SVAs on collateral dependent loans maintained by savings institutions to be charged off by March 31, 2012. As permitted, the Association elected to early-adopt this methodology effective for the quarter ended December 31, 2011. Additionally, the OCC issued guidance in July 2012 which requires loans, where at least one borrower has been discharged of their obligation, in Chapter 7 bankruptcy, to be classified as TDRs. Also required is the charge off of performing loans to collateral value when all borrowers have had their obligations discharged in Chapter 7 bankruptcy, regardless of how long the loans have been performing. As a result, reported loan charge-offs for the year ended September 30, 2012 were impacted by the charge-off of SVAs, which had a balance of $55.5 million at September 30, 2011 and the charge-off of $15.8 million in connection with the Chapter 7 related guidance. The one-time SVA related charge-off did not materially impact the provision for loan losses for the year ended September 30, 2012; however, reported loan charge-offs during the year ended September 30, 2012 increased and the balance of the allowance for loan losses as of September 30, 2012 decreased accordingly. Additionally, the SVA charge-off contributed to the decrease in the reported balances of seriously delinquent and non-accrual loans for the year ended September 30, 2012. As a result of our adoption of this required change, effective for the year ended September 30, 2012 and prospectively, the balance of the SVA component of the allowance for loan losses was and will be zero. The Chapter 7 related charge-offs increased the provision for loan losses for the year ended September 30, 2012.
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
When loan restructurings qualify as TDRs and the loans are performing according to the terms of the restructuring, we record an IVA based on the present value of expected future cash flows, which includes a factor for subsequent potential defaults, discounted at the effective interest rate of the original loan contract. Potential defaults are distinguished from multiple restructurings as borrowers who default are not eligible for a subsequent restructuring. At September 30, 2015, the balance of such IVAs was $14.1 million. In instances when loans require multiple restructurings, additional valuation allowances may be required. The new valuation allowance on a loan that has multiple restructurings, is calculated based on the present value of the expected cash flows, discounted at the effective interest rate of the original loan contract, considering the new terms of the restructured agreement. Due to the immaterial amount of this exposure to date, we continue to capture this exposure as a component of our qualitative GVA evaluation. The significance of this exposure will be monitored and if warranted, we will enhance our loan loss methodology to include a new default factor (developed to reflect the estimated impact to the balance of the allowance for loan losses that will occur as a result of subsequent future restructurings) that will be assessed against all loans reviewed collectively. If new default factors are implemented, the qualitative GVA methodology will be adjusted to preclude duplicative loss consideration.
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
Home equity loans and lines of credit generally have higher credit risk than traditional residential mortgage loans. These loans and lines are usually in a second lien position and when combined with the first mortgage, result in generally higher overall LTV ratios. In a stressed housing market with high delinquencies and decreasing housing prices, as arose beginning in 2008, these higher LTV ratios represent a greater risk of loss to the Company. A borrower with more equity in the property has a vested interest in keeping the loan current compared to a borrower with little or no equity in the property. In light of the past weakness in the housing market, the current level of delinquencies and the current uncertainty with respect to future employment levels and economic prospects, we currently conduct an expanded loan level evaluation of our home equity loans and lines of credit, including bridge loans, which are delinquent 90 days or more. This expanded evaluation is in addition to our traditional evaluation procedures. Although the level of home equity loans and lines of credit charge-offs has been reduced during the year from previous levels, our home equity loans and lines of credit portfolio continued to comprise a significant portion of our net charge-offs during the current year. At September 30, 2015, we had a recorded investment of $1.63 billion in home equity loans and equity lines of credit outstanding, 0.3% of which were delinquent 90 days or more.
Construction loans generally have greater credit risk than traditional residential real estate mortgage loans as discussed in the Construction Loans section above.

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

	At or For the Years Ended September 30,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Allowance balance (beginning of the year)	$81,362	$92,537	$100,464	$156,978	$133,240
Charge-offs:
Real estate loans:
Residential Core
Ohio	4,522	8,406	10,534	25,828	8,915
Florida	1,703	7,782	6,129	29,285	8,889
Other	641	32	56	249	—
Total Residential Core	6,866	16,220	16,719	55,362	17,804
Residential Home Today
Ohio	3,277	7,336	11,869	41,325	6,852
Florida	175	286	433	1,890	99
Total Residential Home Today	3,452	7,622	12,302	43,215	6,951
Home equity loans and lines of credit(1)
Ohio	5,241	4,879	4,604	13,957	10,564
Florida	4,017	8,004	14,147	30,473	30,319
California	498	1,021	2,490	5,747	4,895
Other	1,278	2,039	2,302	12,858	5,636
Total Home equity loans and lines of credit	11,034	15,943	23,543	63,035	51,414
Construction	—	192	294	1,268	994
Other consumer loans	—	—	—	—	1
Total charge-offs	21,352	39,977	52,858	162,880	77,164
Recoveries:
Real estate loans:
Residential Core	5,369	2,742	2,061	850	338
Residential Home Today	1,533	1,909	775	162	108
Home equity loans and lines of credit	7,468	4,918	4,964	3,318	1,921
Construction	174	233	131	36	35
Other consumer loans	—	—	—	—	—
Total recoveries	14,544	9,802	7,931	4,366	2,402
Net charge-offs	(6,808)	(30,175)	(44,927)	(158,514)	(74,762)
Provision for loan losses	(3,000)	19,000	37,000	102,000	98,500
Allowance balance (end of the year)	$71,554	$81,362	$92,537	$100,464	$156,978
Ratios:
Net charge-offs to average loans outstanding	0.06%	0.29%	0.44%	1.54%	0.76%
Allowance for loan losses to non-accrual loans at end of the year	67.00%	60.03%	59.38%	55.03%	66.73%
Allowance for loan losses to the total recorded investment in loans at end of the year	0.64%	0.76%	0.91%	0.97%	1.58%
Charge-offs decreased during the year ended September 30, 2015 in all portfolios when compared to the year ended September 30, 2014, reflecting the improving market conditions. We continue to evaluate loans becoming delinquent for potential losses and record provisions for our estimate of those losses.

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

	At September 30,
	2015			2014			2013
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential Core	$22,596	31.6%	83.9%	$31,080	38.2%	82.2%	$35,427	38.3%	79.4%
Residential Home Today	9,997	14.0	1.2	16,424	20.2	1.5	24,112	26.0	1.7
Home equity loans and lines of credit	38,926	54.4	14.4	33,831	41.6	15.8	32,818	35.5	18.2
Construction	35	—	0.5	27	—	0.5	180	0.2	0.7
Other consumer loans	—	—	—	—	—	—	—	—	—
Total allowance	$71,554	100.0%	100.0%	$81,362	100.0%	100.0%	$92,537	100.0%	100.0%

	At September 30,
	2012			2011
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential Core	$31,618	31.5%	76.5%	$49,484	31.5%	71.5%
Residential Home Today	22,588	22.5	2.0	31,025	19.8	2.6
Home equity loans and lines of credit	45,508	45.3	20.8	74,071	47.2	25.0
Construction	750	0.7	0.7	2,398	1.5	0.8
Other consumer loans	—	—	—	—	—	0.1
Total allowance	$100,464	100.0%	100.0%	$156,978	100.0%	100.0%
During the year ended September 30, 2015, the total allowance for loan losses decreased $9.8 million, to $71.6 million from $81.4 million at September 30, 2014, as we recorded a negative $3.0 million provision for loan losses, which was less than the actual net charge-offs of $6.8 million for the year. The allowance for loan losses related to loans evaluated collectively decreased by $8.3 million during the year ended September 30, 2015, and the allowance for loan losses related to loans evaluated individually decreased by $1.5 million. Refer to the "Activity in the Allowance for Loan Losses" and "Analysis of the Allowance for Loan Losses" tables in Note 5 of the Notes to our Consolidated Financial Statements for more information. Other than the less significant construction and other consumer loans segments, changes during the year ended September 30, 2015 in the balances of the GVAs, excluding changes in IVAs, related to the significant loan segments are described as follows:

•
Residential Core – The total balance of this segment of the loan portfolio increased 7.3% or $643.5 million while the total allowance for loan losses for this segment decreased 27.3% or $8.5 million. The portion of this loan segment’s allowance for loan losses that was determined by evaluating groups of loans collectively (i.e. those loans that were not individually evaluated), decreased $8.9 million, or 40.3%, from $22.2 million at September 30, 2014 to $13.2 million at September 30, 2015. The ratio of this portion of the allowance for loan losses to the total balance of loans in this loan segment that were evaluated collectively, decreased to 0.14% for September 30, 2015 from 0.26% at September 30, 2014. The decreases in the balance and ratio of the allowance for loan losses were reflective of the improvements in the levels of loan delinquencies and the reduction in the amount of net charge offs during the current year when compared to prior periods. These improvements occurred as the balance of this loan segment grew during the year due to the addition of high credit quality, residential first mortgage loans. Total delinquencies decreased

28.9% to $35.9 million at September 30, 2015 from $50.4 million at September 30, 2014. Loans 90 or more days delinquent decreased 37.8% to $23.3 million at September 30, 2015 from $37.5 million at September 30, 2014. Net charge-offs during the current year were less at $1.5 million as compared to $13.5 million during the year ended September 30, 2014. As there continues to be a consistent improving trend in asset quality of this portfolio, additional reductions in the allowance may be warranted.

•
Residential Home Today – The total balance of this segment of the loan portfolio decreased 11.8% or $18.0 million as new originations have effectively stopped since the imposition of more restrictive lending requirements in 2009. The total allowance for loan losses for this segment decreased by $6.4 million or 39.1%. The portion of this loan segment’s allowance for loan losses that was determined by evaluating groups of loans collectively (i.e. those loans that were not individually evaluated), decreased by 42.0% from $10.1 million at September 30, 2014 to $5.8 million at September 30, 2015. Similarly, the ratio of this portion of the allowance to the total balance of loans in this loan segment that were evaluated collectively, decreased 4.2% to 7.7% at September 30, 2015 from 11.9% at September 30, 2014. Total delinquencies decreased from $25.5 million at September 30, 2014 to $17.4 million at September 30, 2015. Delinquencies greater than 90 days decreased from $15.1 million to $9.1 million during the same period. The credit profile of the remaining Home Today portfolio segment in total improved during the year and net charge-offs were less at $1.9 million during the year ended September 30, 2015 as compared to $5.7 million during the year ended September 30, 2014. Despite the improving trends, there still remains concern surrounding the overall credit profile of the Home Today borrowers based on the generally less stringent credit requirements that were in place at the time that these borrowers qualified for their loans. This increases the risk when impairment is identified through discharged Chapter 7 bankruptcy, restructurings and a high portfolio delinquency when compared to the other portfolios.

•
Home Equity Loans and Lines of Credit – The total balance of this segment of the loan portfolio decreased 4.1% or $69.8 million from $1.70 billion at September 30, 2014 to $1.63 billion at September 30, 2015. The total allowance for loan losses for this segment increased 15.1% to $38.9 million from $33.8 million at September 30, 2014. The portion of this loan segment's allowance for loan losses that was determined by evaluating groups of loans collectively (i.e. those loans that were not individually evaluated) increased by $4.9 million, or 14.6%, from $33.3 million to $38.2 million during the year ended September 30, 2015. The ratio of this portion of the allowance to the total balance of loans in this loan segment that were evaluated collectively also increased to 2.4% at September 30, 2015 from 2.0% at September 30, 2014. Net charge-offs for this loan segment during the current year were less at $3.6 million as compared to $11.0 million for the year ended September 30, 2014. Total delinquencies for this portfolio segment decreased 30.3% to $11.7 million at September 30, 2015 as compared to $16.9 million at September 30, 2014. Delinquencies greater than 90 days decreased 38.3% to $5.6 million at September 30, 2015 from $9.0 million at September 30, 2014. While the credit metrics of this loan segment improved during the current year, the increases in the balance and ratio of this loan segment's allowance for loan losses reflect our consideration of the potentially adverse impact that required payment increases that occur as home equity lines of credit near the end of their draw periods may have on our borrowers ability to meet their debt service obligations.

While the portfolio performance has improved, loan losses on home equity loans and lines of credit continued to comprise a large component of our losses for 2015 and are expected to continue to represent a large portion of our losses for the foreseeable future, until non-performing loan balances begin to decrease by more than the charge-offs.
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

•
As of September 30, 2012, home equity loans and lines of credit where the customer has a severely delinquent first mortgage are also placed in non-accrual status and classified Substandard, receiving a higher GVA factor than if they remained in the performing Pass category. Also, all loans in Chapter 7 bankruptcy status, where at least one borrower has been discharged of their obligation, have been added to the individually reviewed population. Those loans where all borrowers have had their obligation discharged are evaluated for impairment based on the fair value of the underlying collateral. Those loans where at least one borrower has not had the debt discharged are evaluated for impairment based on the present value of cash flow analysis. As noted above, during the year ended September 30, 2012, in accordance with an OCC directive, our SVAs (which had a balance of $55.5 million as of September 30, 2011) were charged off. This one-time charge-off did not impact the provision for loan losses for the year ended September 30, 2012; however, reported loan charge-offs during the year ended September 30, 2012 increased and the balances of loans, the allowance for loan losses, non-accrual status loans and loan delinquencies all decreased accordingly.
During the years ended September 30, 2015, 2014 and 2013 no material changes were made to the allowance or allowance methodology.
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
The Association’s current investment policy does not permit investment in municipal bonds, corporate debt obligations, preferred or common stock of government agencies or equity securities other than its required investment in the common stock of the FHLB of Cincinnati. As of September 30, 2015, we held no asset-backed securities or securities with sub-prime credit risk exposure, nor did we hold any banker’s acceptances, term federal funds, repurchase agreements or reverse repurchase agreements. As a federal savings association, the Association is not permitted to invest in equity securities. This general restriction does not apply to the Company. The Association’s current investment policy permits the use of interest rate agreements (caps, floors and collars) and interest rate exchange contracts (swaps) in managing our interest rate risk exposure. The use of financial futures, however, is prohibited without specific approval from its Board of Directors.
FASB ASC 320, “Investments-Debt and Equity Securities,” requires that, at the time of purchase, we designate a security as held to maturity, available-for-sale, or trading, depending on our ability and intent. Securities designated as available-for-sale are reported at fair value, while securities designated as held to maturity are reported at amortized cost. During the quarter ended June 30, 2012, the Company's primary regulator indicated that the Company's reported balance of liquid assets could not include any investment security not classified as available for sale. In response to the guidance of the Company's primary regulator, all of the Company's investment securities previously classified as held to maturity were transferred to the available for sale portfolio to ensure that the securities would be eligible for inclusion in the computation of regulatory liquidity. At September 30, 2015, all investment securities held by the Company are classified as available for sale. We do not have a trading portfolio.
Our investment portfolio at September 30, 2015, primarily consisted of $2.0 million of U.S. government and federal agency obligations, $9.9 million in primarily fixed-rate securities guaranteed by Fannie Mae, and $570.2 million of REMICs collateralized only by securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.
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

	At September 30,
	2015		2014		2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Investments available for sale:
U.S. Government and agency obligations	$2,000	$2,002	$2,000	$2,023	$2,000	$2,037
Freddie Mac certificates	—	—	—	—	894	950
Ginnie Mae certificates	—	—	—	—	11,919	12,342
REMICs	570,194	572,451	557,895	555,607	448,881	444,577
Fannie Mae certificates	9,897	10,600	10,654	11,238	11,495	11,995
Money market accounts	—	—	—	—	5,475	5,475
Total investment securities available for sale	$582,091	$585,053	$570,549	$568,868	$480,664	$477,376

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio and the mortgage-backed securities portfolio at September 30, 2015 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. All of our securities at September 30, 2015 were taxable securities.

	One Year or Less		More than One Year Through Five years		More than Five Years Through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
			(Dollars in thousands)
Investments available-for-sale:
U.S. Government and agency obligations	$2,000	1.25%	$—	—%	$—	—%	$—	—%	$2,000	$2,002	1.25%
REMICs	—	—%	334	2.39%	27,833	1.60%	542,027	1.56%	570,194	572,451	1.56%
Fannie Mae certificates	—	—%	785	6.61%	4,868	1.74%	4,244	6.48%	9,897	10,600	4.16%
Total investment securities available-for-sale	$2,000	1.25%	$1,119	5.35%	$32,701	1.62%	$546,271	1.60%	$582,091	$585,053	1.60%
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
At September 30, 2015, deposits totaled $8.29 billion. NOW accounts totaled $994.4 million (including $923.5 million of high-yield checking accounts) and savings accounts totaled $1.61 billion (including $1.49 billion of high-yield savings accounts). At September 30, 2015, the Association had a total of $5.68 billion in CDs (including $520.1 million of brokered CDs), of which $1.56 billion had remaining maturities of one year or less. Based on historical experience and its current pricing strategy, management believes the Association will retain a large portion of these accounts upon maturity.

The following table sets forth the distribution of the Association’s average total deposit accounts, by account type, for the fiscal years indicated.

	For the Years Ended September 30,
	2015			2014			2013
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
NOW	995,736	11.8%	0.14%	$1,019,909	12.1%	0.14%	$1,023,442	11.8%	0.22%
Savings	1,636,093	19.3%	0.19%	1,756,608	20.7%	0.19%	1,804,127	20.7%	0.31%
Certificates of deposit	5,836,053	68.9%	1.53%	5,695,063	67.2%	1.55%	5,877,695	67.5%	1.76%
Total deposits	$8,467,882	100.0%	1.11%	$8,471,580	100.0%	1.10%	$8,705,264	100.0%	1.28%

As of September 30, 2015, the aggregate amount of the Association’s outstanding CDs in amounts greater than or equal to $100,000 was approximately $2.53 billion. The following table sets forth the maturity of those CDs as of September 30, 2015.

At September 30, 2015
(In thousands)
Three months or less	$225,205
Over three months through six months	129,064
Over six months through one year	174,489
Over one year to three years	1,285,617
Over three years	715,656
Total	$2,530,031

The following table sets forth, by interest rate ranges, information concerning the Association’s CDs at September 30, 2015.

	Period to Maturity
	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total
	(Dollars in thousands)
Interest Rate Range:
0.99% and below	$1,128,895	$440,650	$53,633	$18,660	$1,641,838	28.91%
1.00% to 1.99%	137,333	945,002	947,358	1,264,271	3,293,964	58.01%
2.00% to 2.99%	129,899	261,062	129,522	32,419	552,902	9.74%
3.00% to 3.99%	148,682	767	534	8,521	158,504	2.79%
4.00% and above	12,546	14,148	4,017	699	31,410	0.55%
Total	$1,557,355	$1,661,629	$1,135,064	$1,324,570	$5,678,618	100.00%

The following table sets forth the Association’s CDs classified by interest rate at the dates indicated.

	At September 30,
	2015	2014	2013
	(Dollars in thousands)
Interest Rate
0.99% and below	$1,641,838	$2,075,835	$2,276,511
1.00% to 1.99%	3,293,964	2,674,079	1,790,363
2.00% to 2.99%	552,902	665,508	732,648
3.00% to 3.99%	158,504	517,449	623,032
4.00% and above	31,410	67,345	205,295
Total	$5,678,618	$6,000,216	$5,627,849

Borrowings. At September 30, 2015, the Association had $2.17 billion of borrowings from the FHLB of Cincinnati. During the fiscal year ended September 30, 2015, the Association’s only third party borrowings consisted of loans, commonly referred to as “advances,” from the FHLB of Cincinnati. Borrowings from the FHLB of Cincinnati are secured by the Association’s investment in the common stock of the FHLB of Cincinnati as well as by a blanket pledge of its mortgage portfolio not otherwise pledged. Our current, immediate additional borrowing capacity with the FHLB of Cincinnati is $584.5 million as limited by the amount of FHLB of Cincinnati common stock that we own. Based on the amount of collateral that is subject to the blanket pledge that secures advances, in addition to the existing available capacity, our capacity limit for additional borrowings from the FHLB of Cincinnati at September 30, 2015 was $3.64 billion, subject to satisfaction of the FHLB of Cincinnati common stock ownership requirement. To satisfy the common stock ownership requirement, we would have to increase our ownership of FHLB of Cincinnati common stock by an additional $72.9 million. The ability to borrow from the FRB-Cleveland Discount Window is also available to the Association and is secured by a pledge of specific loans in the Association’s mortgage portfolio. At September 30, 2015, the Association had the capacity to borrow up to $116.8 million from the FRB-Cleveland and had no amount outstanding as of that date.
The following table sets forth information concerning balances and interest rates on the Association’s borrowings at and for the periods shown:

	At or For The Fiscal Years Ended September 30,
	2015	2014	2013
	(Dollars in thousands)
Balance at end of year	$2,168,627	$1,138,639	$745,117
Average balance during year	$2,312,977	$974,644	$435,342
Maximum outstanding at any month end	$2,745,262	$1,138,639	$745,117
Weighted average interest rate at end of year	1.14%	1.16%	0.90%
Average interest rate during year	0.86%	1.03%	0.92%

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
Effective October 1, 2014, the Association implemented a strategy to increase net income which involved borrowing, on an overnight basis, approximately $1.00 billion of additional funds from the FHLB at the beginning of a particular quarter and repaying it prior to the end of that quarter. The proceeds of the borrowings, net of the required investment in FHLB stock, were deposited at the Federal Reserve. As a result of this strategy, during a portion of the 2015 fiscal year, the Association had borrowings for which the average short-term balance outstanding during the period was at least 30% of shareholders' equity. There were no short-term borrowings outstanding during fiscal years 2014 and 2013 that were at least 30% of shareholders' equity. The strategy was not utilized at September 30, 2015, however, dependent upon market rates, remains an option in the future.

The following table sets forth information concerning balances and interest rates on the Association’s short-term borrowings at and for fiscal year ended September 30, 2015.

At or For The Fiscal Year Ended September 30, 2015
(Dollars in thousands)
Balance at end of year	755,000
Maximum outstanding at any month-end	1,535,000
Average balance during year	1,242,380
Average interest rate during the fiscal year	0.15%
Weighted average interest rate at end of year	0.18%
Federal Taxation
General. The Company and the Association are subject to federal income taxation in the same general manner as other corporations, with certain exceptions. Prior to the completion of our initial public stock offering on April 20, 2007, the Company and the Association were included as part of Third Federal Savings, MHC’s consolidated tax group. However, upon completion of the offering, the Company and the Association are no longer a part of Third Federal Savings, MHC’s consolidated tax group because Third Federal Savings, MHC no longer owns at least 80% of the common stock of the Company. At September 30, 2015, Third Federal Savings, MHC, owned 78.08% of the common stock of the Company. Beginning on September 30, 2007 and for each subsequent fiscal year thereafter, the Company has filed consolidated tax returns with the Association and Third Capital Inc., its wholly-owned subsidiaries. On November 27, 2012, the IRS completed an audit of the federal tax returns of the Company and its subsidiaries for fiscal years ended September 30, 2008, 2009 and 2010.
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
At September 30, 2015, the total federal pre-base year bad debt reserve of the Association was approximately $105.0 million.
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
On April 29, 2013, the State of Ohio Department of Taxation completed an audit of the Association's Ohio Franchise Tax Returns for fiscal years ended September 30, 2009, 2010 and 2011, which resulted in no adjustments.

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

Dodd-Frank Act
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, enacted on July 21, 2010, has changed bank regulation and the lending, investment, trading and operating activities of depository institutions and their holding companies. The DFA eliminated our former primary federal regulator, the OTS, and required the Association to be regulated by the OCC (the primary federal regulator for national banks). The DFA also authorized the FRS to supervise and regulate all savings and loan holding companies, including mutual holding companies and their mid-tier holding companies, like Third Federal Savings, MHC and the Company, in addition to bank holding companies that the FRS already regulated. Third Federal Savings, MHC will require the non-objection of the FRS before it may waive the receipt of any dividends from the Company under the standards specified in the DFA and implementing FRS regulations. The DFA also required the FRS to set minimum capital levels for depository institution holding companies that are as stringent as those required for the insured depository subsidiaries with the components of Tier 1 capital restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. The legislation also established a floor for capital of insured depository institutions that cannot be lower than the standards in effect on July 21, 2010, and directed the federal banking regulators to implement new leverage and capital requirements within 18 months from the enactment of the DFA that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives. A final rule implementing these requirements was effective January 1, 2015.
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
The legislation broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The DFA also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts had unlimited deposit insurance through December 31, 2012. The DFA increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The legislation also directed the FRS to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded. The DFA provided for originators of certain securitized loans to retain a percentage of the risk for transferred loans, directed the FRS to regulate pricing of certain debit card interchange fees and contained a number of reforms related to mortgage origination. Many of the provisions of the DFA have delayed effective dates and the legislation requires various federal agencies to promulgate numerous and extensive implementing regulations. Although the full impact of these regulations cannot be completely determined at this time, it is expected that the legislation and implementing regulations has and will continue to increase our operating and compliance costs.
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
Capital Requirements. Federal regulations require FDIC insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets ratio of 8%, and a 4% Tier 1 capital to total assets leverage ratio. The existing capital requirements were effective January 1, 2015 and are the result of a final rule implementing regulatory amendments based on recommendations of the Basel Committee on Banking Supervision and certain requirements of the DFA.
As noted, the capital standards require the maintenance of common equity Tier 1 capital, Tier 1 capital and total capital to risk-weighted assets of at least 4.5%, 6% and 8%, respectively, and a leverage ratio of at least 4% Tier 1 capital. Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). The Association exercised its opt-out election during the first quarter of calendar 2015. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.
In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one to four- family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.
Federal savings associations must also meet a statutory “tangible capital” standard of 1.5% of total adjusted assets. Tangible capital is generally defined as Tier 1 capital less intangible assets other than certain mortgage servicing rights.
In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019. In assessing an institution’s capital adequacy, the OCC takes into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary.
Prior to January 1, 2015, the risk-based capital standards for savings associations required the maintenance of Tier 1 core and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4.0% and 8.0%, respectively. The previous leverage ratio required 4.0% (3% for savings associations receiving the highest rating on the CAMELS rating system and meeting certain other requirements) and was calculated based on Tier 1 capital divided by total assets at the end of the quarter. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the applicable regulatory agency, based on the risks believed inherent in the type of asset. Core capital is defined as common shareholders’ equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of the total capital cannot exceed 100% of core capital. Additionally, a savings association that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the recourse back to the savings association. As presented in Note 3: Regulatory Matters, at September 30, 2014, the Association exceeded all regulatory capital requirements to be considered “Well Capitalized”.
Loans-to-One Borrower. Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of September 30, 2015, the Association was in compliance with the loans-to-one borrower limitations.
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
A savings association that fails the qualified thrift lender test must operate under specified restrictions. Under the DFA, non-compliance with the QTL test may subject the Association to agency enforcement action for a violation of law. At September 30, 2015, the Association satisfied the QTL test.
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
The Association, in compliance with the preceding requirements, paid a $66 million and an $85 million cash dividend to the Company during the fiscal years ending September 30, 2015 and 2014, respectively. There were no dividends paid to the Company by the Association during the fiscal year ended September 30, 2013 and there were no dividends paid to the Company by Third Capital during the fiscal years ended September 30, 2015, 2014 or 2013. Additionally, on February 24, 2015, the Company received the non-objection of its regulators for the Association to pay a special dividend of $150 million to the Company. This amount is equal to the voluntary contribution of capital that the Company made to the Association in October 2010. On November 6, 2015, the Association paid $50,000 of this special dividend to the Company. It is expected that payment of the remaining $100,000 special dividend will be made later in the fiscal year ended September 30, 2016.
On April 1, 2014, the FRS terminated the February 7, 2011 memorandum of understanding that was issued by the OTS, the Company’s former regulator, and that, among other things, placed restrictions on the Company's ability to pay any cash dividend or repurchase any of its equity stock. During the quarter ended December 31, 2013, the Company, after receiving the non-objection of its current regulator, completed the repurchase of 2,156,250 shares of its common stock, which remained outstanding in its fourth stock repurchase program that was announced in March 2009. The fifth stock repurchase program, for 5,000,000 shares, was announced on April 4, 2014 and completed September 17, 2014. The sixth stock repurchase program for 10,000,000 shares was announced on September 9, 2014 and completed August 3, 2015. The seventh stock repurchase program for 10,000,000 shares was announced on July 30, 2015 and commenced when the sixth stock repurchase program was completed.
Under current FRS regulations, Third Federal Savings, MHC is required to obtain the approval of its members (depositors and certain loan customers of the Association) every 12 months to enable Third Federal Savings, MHC to waive its right to receive dividends on the Company’s common stock that Third Federal Savings, MHC owns. As a result of an August 5, 2015 member vote, Third Federal Savings, MHC has the approval to waive the receipt of up to a total of $0.40 per share of dividends from the Company over the four quarterly periods ending June 30, 2016. Third Federal Savings, MHC waived its right to receive a $0.10 per share dividend payment on September 22, 2015. Third Federal Savings, MHC previously received the approval of its members at a July 31, 2014 meeting to waive receipt of dividends up to $0.28 per share during the 12 months ending July 31, 2015. Third Federal Savings, MHC waived its right to receive four separate $0.07 per share dividend payments between September 26, 2014 and June 26, 2015.
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

(i)
are subject to certain exceptions for loan programs made available to all employees, be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and

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
Prompt Corrective Action Regulations. Under the prompt corrective action regulations, the OCC is required and authorized to take supervisory actions against undercapitalized savings associations. For this purpose, a savings association is placed in one of the following five categories based on the savings association’s capital:

•
well-capitalized (at least 5% leverage capital, 8% Tier 1 risk-based capital, 10% total risk-based capital, and 6.5% common equity Tier 1 ratios and is not subject to any written agreement, order, capital directive or prompt corrective action directive issued under certain statutes and regulations, to maintain a specific capital level for any capital measure);

•	adequately capitalized (at least 4% leverage capital, 6% Tier 1 risk-based capital, 8% total risk-based capital and 4.5% common equity Tier 1 ratios);

•	undercapitalized (less than 4% leverage capital, 6% Tier 1 risk-based capital, 8% total risk-based capital, or 4.5% common equity Tier 1 ratios);

•	significantly undercapitalized (less than 3% leverage capital, 4% Tier 1 risk-based capital, 6% total risk-based capital or 3% common equity Tier 1 ratios); and

•	critically undercapitalized (less than 2% tangible capital to total assets).
The final rule that strengthened regulatory capital requirements adjusted the prompt corrective actions categories to incorporate the new standards, as reflected above.
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
As of September 30, 2015 the Association exceeded all regulatory requirements to be considered “Well Capitalized” as presented in the table below (dollar amounts in thousands).

	Actual		Required (Well Capitalized)
	Amount	Ratio	Amount	Ratio
Total Capital to Risk Weighted Assets	$1,677,809	22.92%	$731,900	10.00%
Tier 1 (Leverage) Capital to Net Average Assets	1,606,251	12.78%	628,230	5.00%
Tier I Capital to Risk-Weighted Assets	1,606,251	21.95%	585,520	8.00%
Common Equity Tier I to Risk-Weighted Assets	1,606,237	21.95%	475,735	6.50%

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
All FDIC-insured institutions are required to pay a pro rata portion of the interest due on obligations issued by the Financing Corporation (“FICO”) for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended September 30, 2015, the annualized FICO assessment was equal to 0.62 basis points of total assets less Tier 1 capital. The DFA increased the minimum target ratio for the Deposit Insurance Fund from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The DFA eliminated the 1.5% maximum fund ratio, instead leaving the ratio to be set at the discretion of the FDIC. The FDIC has exercised that discretion by establishing a long-term fund ratio of 2%.
For the fiscal year ended September 30, 2015, the Association paid $605 thousand related to the FICO bonds and $8.0 million, applicable to deposit insurance assessments. The deposit insurance payments are assessed on an arrears basis. At September 30, 2015, the balance of the Association's accrued deposit insurance assessment was $2.0 million.
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
Federal Home Loan Bank System. The Association is a member of the FHLB System, which consists of 11 regional FHLBs. The FHLB System provides a central credit facility primarily for member institutions. As a member of the FHLB of Cincinnati, the Association is required to acquire and hold shares of capital stock in the FHLB.
As of September 30, 2015, outstanding borrowings (including accrued interest) from the FHLB of Cincinnati were $2.17 billion and the Association was in compliance with the stock investment requirement.
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
Capital. Savings and loan holding companies were historically not subject to specific regulatory capital requirements. The DFA, however, required the FRS to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to depository institutions themselves. Instruments such as cumulative preferred stock and trust preferred securities can no longer be included as Tier 1 capital, as was previously permitted for bank holding companies.

The previously discussed final rule regarding regulatory capital requirements implements the DFA’s directive as to savings and loan holding companies. Consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions generally applied to savings and loan holding companies as of January 1, 2015. As is the case with institutions themselves, the capital conservation buffer is being phased in between 2016 and 2019.
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
Source of Strength. The DFA extended the “source of strength” doctrine, which has traditionally been applicable to bank holding companies, to savings and loan holding companies as well. The FRS has issued regulations requiring that all savings and loan holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.
Waivers of Dividends by Third Federal Savings, MHC. Federal regulations require Third Federal Savings, MHC to notify the FRS of any proposed waiver of its receipt of dividends from the Company. The OTS, the previous regulator for Third Federal Savings, MHC, allowed dividend waivers provided the mutual holding company’s Board of Directors determined that the waiver was consistent with its fiduciary duties and the waiver would not be detrimental to the safety and soundness of its subsidiary institution. In February 2008, the Company declared its first quarterly dividend and continued to declare and pay quarterly dividends through May 2010, when the Company suspended future dividend payments until concerns expressed by OTS regarding the Association’s home equity line of credit portfolio were satisfactorily resolved. Prior to the suspension of the dividends, Third Federal Savings, MHC waived its right to receive each dividend paid by the Company. Section 625(a) of DFA preserved, for mutual holding companies, including Third Federal Savings, MHC, that had reorganized into mutual holding company form, issued minority stock and waived dividends prior to December 1, 2009, the right to waive dividends if the waiver was not detrimental to the safe and sound operation of the savings association and the board of directors expressly determines that the waiver is consistent with the fiduciary duties of the board to the mutual members of the mutual holding company. However, on August 12, 2011, the FRS issued an interim final rule that added a requirement that a majority of the mutual holding company’s members eligible to vote must approve a dividend waiver by a mutual holding company within 12 months prior to the declaration of the dividend being waived. The FRS is reviewing comments on the interim final rule, which were required to be submitted by November 1, 2011, as part of its rulemaking process, and there can be no assurance that the final rule will not require such a member vote. On August 5, 2015, Third Federal Savings, MHC received the approval of its members (depositors and certain loan customers of the Association) with respect to the waiver of dividends, and subsequently received the non-objection of the FRB-Cleveland, to waive receipt of dividends on the Company’s common stock the MHC owns up to $0.40 per share during the four quarterly periods ending June 30, 2016. Third Federal Savings, MHC previously received the approval of its members at a July 31, 2014 meeting to waive receipt of dividends up to $0.28 per share during the 12 months ending July 31, 2015.

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
For example, in a period of rising interest rates, the interest income earned on our assets may not increase as rapidly as the interest paid on our liabilities because, like many savings institutions, our liabilities generally have shorter contractual maturities than our assets. However, if mortgage interest rates decline, our customers may seek to refinance, without penalty, their mortgage loans with us or repay their mortgage loans with us and borrow from another lender. When that happens, either the yield that we earn on the customer’s loan is reduced (if the customer refinances with us) or the mortgage is paid off and we are faced with the challenge of reinvesting the cash received to repay the mortgage in a lower interest rate environment. This is frequently referred to as reinvestment risk, which is the risk that we may not be able to reinvest the proceeds of loan prepayments at rates that are comparable to the rates we earned on the loans prior to receipt of the repayment. Reinvestment risk also exists with the securities in our investment portfolio that are backed by mortgage loans.
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
Our net interest income can also be negatively impacted when assets and funding sources with seemingly similar, but not identical re-pricing characteristics react differently to changing interest rates. An example is our home equity lines of credit loan portfolio and our high yield checking and high yield savings deposit products. Interest rates charged on our home equity lines of credit loans are linked to the prime rate of interest, which generally adjusts in a direct relationship to changes in the FRS’s Federal Funds target rate. Similarly, our High Yield Checking and High Yield Savings deposit products are generally expected to adjust when changes are made to the Federal Funds target rate. However, to the extent that increases or decreases are made to the Federal Funds target rate, and those increases or decreases translate into increases or decreases of the prime rate and the rate charged on our home equity lines of credit loans, but do not extend to equivalent adjustments to our High Yield Checking and High Yield Savings deposit products, we can experience a reduction in our net interest income. At September 30, 2015, we held $1.63 billion of home equity lines of credit loans and $2.42 billion of High Yield Checking and High Yield Savings deposits.
Our net income can also be reduced by the impact that changes in interest rates can have on the value of our capitalized mortgage servicing rights. As of September 30, 2015, we serviced $2.18 billion of loans sold to third parties, and the mortgage servicing rights associated with such loans had an amortized cost of $10.0 million and an estimated fair value, at that date, of $21.1 million. Because the estimated life and estimated income to be derived from servicing the underlying mortgage loans generally increase with rising interest rates and decrease with falling interest rates, the value of mortgage servicing rights generally increases as interest rates rise and decreases as interest rates fall. If interest rates fall and the value of our capitalized servicing rights decrease, we may be required to recognize an additional impairment charge against income for the amount by which amortized cost exceeds estimated fair market value.
Our securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings. Fluctuations in market value may be caused by changes in market interest rates, lower market prices for securities and limited investor demand. Changes in interest rates can also have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates. We increase or decrease our stockholders’ equity by the amount of change in the estimated fair value of the available-for-sale securities, net of taxes. The declines in market value could result in other-than-temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels
In general, changes in market and competitive interest rates result from events that we do not control and over which we generally have little or no influence. As a result, mitigation of the adverse affects of changing interest rates is generally limited to controlling the composition of the assets and liabilities that we hold. To monitor our positions, we maintain an interest rate risk modeling system which is designed to measure our interest rate risk sensitivity. Using customized modeling software, the Association prepares periodic estimates of the amounts by which the net present value of its cash flows from assets, liabilities and off balance sheet items (the institution’s economic value of equity) would change in the event of a range of assumed changes in market interest rates. The simulation model uses a discounted cash flow analysis and an option-based pricing approach in measuring the interest rate sensitivity of EVE. At September 30, 2015, in the event of an immediate 200 basis point increase in all interest rates, our model projects that we would experience a $324.6 million, or 14.61%, decrease in EVE. Our calculations further project that, at September 30, 2015, in the event of an immediate 200 basis point increase in all interest rates, we would expect our projected net interest income for the twelve months ended September 30, 2016 to decrease by 2.6%. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”
A continuation of historically low interest rates may adversely affect our net interest income and profitability.
During the past several years it has been the policy of the Board of Governors of the FRS to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of U.S. Treasury and mortgage-backed securities. As a result, market rates on the loans we have originated and the yields on securities we have purchased have been at lower levels than available prior to 2008. This has been a significant factor in the decrease in the amount of our interest income to $383.5 million for the fiscal year ended September 30, 2015 from $550.2 million for the fiscal year ended September 30, 2008 while the average balance of total interest earning assets increased to $12.44 billion for the fiscal year ended September 30, 2015 from $10.10 million for the fiscal year ended September 30, 2008. As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, which, as interest rates declined, has generally resulted in progressive increases in net interest income since 2008. However, because interest rates have been low for so long, our ability to further lower our interest expense may become increasingly difficult while the average yield on our interest-earning assets may continue to decrease. Accordingly, our net interest income (the difference between interest income earned on assets and interest expense paid on liabilities) may be adversely affected which may have an adverse effect on our profitability.
Difficult market conditions, geographic concentration and heightened regulatory scrutiny have already affected us and our industry and may continue to do so.
Our performance is significantly impacted by the general economic conditions in our primary markets in the states of Ohio and Florida, and surrounding areas, which were severely affected during the 2008 financial crisis and its aftermath. A recurrence of those or similar difficult market conditions is likely to again result in high levels of unemployment, which will further weaken recently, and in some cases, continuing distressed local economies and could result in additional defaults of mortgage loans. Most of the loans in our loan portfolio are secured by real estate located in our primary market areas. Negative conditions, such as layoffs, in the markets where collateral for a mortgage loan is located could adversely affect a borrower’s ability to repay the loan and the value of the collateral securing the loan. Declines in the U.S. housing market during and in the aftermath of the 2008 financial crisis, as manifested by falling home prices and increasing foreclosures, as well as unemployment and under-employment, all negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions.
In response to the financial crisis of 2008, many lenders and institutional investors reduced or ceased providing funding to borrowers, including other financial institutions. This market turmoil and tightening of credit led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets adversely affect our business, financial condition and results of operations. While the economy has progressed on a tenuous road to recovery and we have experienced significant improvements in the credit metrics in our mortgage portfolio, a relapse or worsening of the conditions associated with the 2008 financial crisis would likely exacerbate the adverse effects that those difficult market conditions had on us and others in the financial industry. In particular, we already face and would expect to continue to face the following risks in connection with these events:

•
Increased regulation of our industry, heightened supervisory scrutiny related to the USA Patriot Act, Bank Secrecy Act, Fair Lending and other laws and regulations, including those still contemplated by the DFA, along with enhanced monitoring of compliance with such regulation, including, as an institution with assets in excess of $10 billion, direct supervision by the CFPB. Each aspect of amplified supervision and regulation will in all likelihood increase our costs, may be accompanied by the risk of unexpected fines, sanctions, penalties, litigation and corresponding management diversion and may limit our ability to pursue business opportunities.

•
Our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage, and underwrite our customers become less predictive of future behaviors.

•
The processes we use to estimate losses inherent in our credit exposure require difficult, subjective, and complex judgments, including forecasts of economic conditions and how these economic predictions might impair the ability of our borrowers to repay their loans, which may no longer be capable of viable estimation and which may, in turn, impact the reliability of our evaluation processes, the comfort of our regulators with respect to the adequacy of our allowance for loan losses and who may require adjustments thereto, and ultimately could result in increased provisions for loan losses and reduced levels of earnings and capital.

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
Competition in the banking and financial services industry is intense. In our market areas, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, money market funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Some of our competitors have greater name recognition and market presence that benefit them in attracting business, and offer certain services that we do not or cannot provide. In addition, larger competitors may be able to price loans and deposits more aggressively than we do. Troubled financial institutions may significantly increase the interest rates paid to depositors in pursuit of retail deposits when wholesale funding sources are not available to them. Our profitability depends upon our continued ability to successfully compete in our market areas. For additional information see PART 1 Item 1. Business-THIRD FEDERAL SAVINGS AND LOAN ASSOCIATION OF CLEVELAND-Competition.
Certain aspects of our corporate structure related to dividend payment ability and governance could adversely affect the value of our common stock.
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
Federal regulations require Third Federal Savings, MHC to notify the FRS of any proposed waiver of its receipt of dividends from the Company. In August 2011, the FRS issued an interim final rule pursuant to the DFA, providing that the FRS “may not” object to dividend waivers by grandfathered mutual holding companies, such as Third Federal Savings, MHC, under standards substantially similar to those previously required by the OTS. However, the interim final rule added a requirement that a majority of the mutual holding company’s members eligible to vote must approve a dividend waiver by a mutual holding company within 12 months prior to the declaration of the dividend being waived. As part of its rulemaking process, the FRS is reviewing comments on the interim final rule and there can be no assurance that the final rule will not require such a member vote. Third Federal Savings, MHC has twice received the approval of its members (in July 2014 and August 2015) to waive the receipt of dividends for a twelve-month period, and the FRS has twice “non-objected” to Third Federal Savings, MHC’s waiver. However, future approvals of members and non-objections from the FRS are not assured and if not obtained, the discontinuance of dividend payments would adversely affect the value of our common stock.
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
Cyber-attacks, other security breaches or failure or interruption of information systems could adversely affect our operations, net income or reputation.
We rely heavily on communications and information systems to conduct our business . We regularly collect, process, transmit and store significant amounts of data and confidential information regarding our customers, employees and others and concerning our own business, operations, plans and strategies. In some cases, this confidential or proprietary information is collected, compiled, processed, transmitted or stored by third parties on our behalf.
Information security risks have generally increased in recent years because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial and other transactions and the increased sophistication and activities of perpetrators of cyber-attacks and mobile phishing. Mobile phishing, a means for identity thieves to obtain sensitive personal information through fraudulent e-mail, text or voice mail, is an emerging threat targeting the customers of popular financial entities. A failure in or breach of our operational or information security systems, or those of our third-party service providers, as a result of cyber-attacks or information security breaches or due to employee error, malfeasance or other disruptions could adversely affect our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and/or cause losses.
If this confidential or proprietary information were to be mishandled, misused or lost, we could be exposed to significant regulatory consequences, reputational damage, civil litigation and financial loss.
Although we employ a variety of physical, procedural and technological safeguards to protect this confidential and proprietary information from mishandling, misuse or loss, these safeguards do not provide absolute assurance that mishandling, misuse or loss of the information will not occur, and that if mishandling, misuse or loss of the information did occur, those events will be promptly detected and addressed. Similarly, when confidential or proprietary information is collected, compiled, processed, transmitted or stored by third parties on our behalf, our policies and procedures require that the third party agree to maintain the confidentiality of the information, establish and maintain policies and procedures designed to preserve the confidentiality of the information, and permit us to confirm the third party’s compliance with the terms of the agreement. As information security risks and cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures and/or to investigate and remediate any information security vulnerabilities.
We have experienced no known material breaches.
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
We operate from our main office in Cleveland, Ohio, our 38 full-service branch offices located in Ohio and Florida and our eight loan production offices located in Ohio. Our branch offices are located in the Ohio counties of Cuyahoga, Lake, Lorain, Medina and Summit and in the Florida counties of Broward, Collier, Hillsborough, Lee, Palm Beach, Pasco, Pinellas and Sarasota. Our loan production offices are located in the Ohio counties of Franklin, Butler, Delaware and Hamilton. The Company owns the building in which its home office and executive offices are located, and five other office locations. The net book value of our land, premises, equipment and software was $57.2 million at September 30, 2015. Included in the net book value are two commercial buildings located in Canton, Massachusetts, valued at $17.5 million, which are owned by our Hazelmere entity and leased to third parties in net lease transactions.

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
Our common stock is listed and traded on the NASDAQ Global Select Market under the symbol “TFSL”. As of November 23, 2015, we had 7,674 shareholders of record, which number does not include persons or entities holding shares in “nominee” or “street” name through brokerage firms. Shares of our common stock began trading on April 23, 2007 following the completion of our initial public offering. Quarterly trading information for the periods indicated is provided by NASDAQ and included in the following table.

	Traded Market Prices
	High	Low	Dividends
Quarter ended December 31, 2013	$12.38	$11.48	—
Quarter ended March 31, 2014	12.47	11.38	—
Quarter ended June 30, 2014	14.48	12.07	—
Quarter ended September 30, 2014	14.60	13.32	0.07
Quarter ended December 31, 2014	15.28	13.87	0.07
Quarter ended March 31, 2015	14.73	14.02	0.07
Quarter ended June 30, 2015	16.98	14.39	0.07
Quarter ended September 30, 2015	17.68	16.09	0.10
Payment of dividends is subject to declaration by our Board of Directors and is dependent on a number of factors, including:

•	our capital requirements and, to the extent that funds for any such dividend are provided by the Association, the regulatory capital requirements imposed on the Association by the OCC;

•	our financial position and results of operations;

•	tax considerations;

•	our alternative uses of funds;

•	statutory and regulatory limitations; and

•	general economic conditions.
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
Through September 30, 2010, Third Federal Savings, MHC, waived its right to receive dividends. The waivers complied with regulatory authorizations (in the form of non-objection) obtained by Third Federal Savings, MHC. Requests for future regulatory authorizations to waive receipts of dividends will be submitted to the FRS. Please refer to the preceding discussion of dividend waivers presented in Part I, Item 1. Business, SUPERVISION AND REGULATION, Holding Company Regulation, sections—Dividends and Waivers of Dividends by Third Federal Savings, MHC. Regulatory non-objection is subject to periodic regulatory review and no assurances can be given regarding future regulatory non-objection. In addition, interim final rules issued by the FRS on August 12, 2011 require that a majority of the mutual holding company's members eligible to vote must approve a dividend waiver by a mutual holding company within 12 months prior to the declaration of the dividend being waived. There can be no assurance that a final rule will not require such a member vote.
On August 5, 2015, at a special meeting of members of Third Federal Savings, MHC, the members (depositors and certain loan customers of the Association) of Third Federal Savings, MHC voted to approve Third Federal Savings, MHC's proposed waiver of dividends, aggregating up to $0.40 per share, to be declared on the Company’s common stock during the four quarters ending June 30, 2016. The members approved the waiver by casting 63% of the eligible votes in favor of the waiver. Of the votes cast, 97% were in favor of the proposal. Third Federal Savings, MHC is the 78% majority shareholder of the Company.
Following the receipt of the members’ approval at the August 5, 2015 special meeting, Third Federal Savings, MHC filed a notice with, and subsequently received the non-objection of the FRB-Cleveland, to waive receipt of dividends on the Company’s common stock. Third Federal Savings, MHC owns up to $0.40 per share during the four quarters ending June 30, 2016.

In the table and graph that follow, we have provided summary information regarding the performance of the cumulative total return of our common stock from September 30, 2010 through September 30, 2015, relative to the cumulative total return on stocks included in the SNL Bank and Thrift Index, SNL Thrift Index and NASDAQ Composite, in each case for the same period. The cumulative return data is presented in dollars, based on starting investments of $100 and assuming the reinvestment of dividends.

	Measurement Date
Index (with base price at 9/30/2010)	9/30/2010	9/30/2011	9/30/2012	9/30/2013	9/30/2014	9/30/2015
TFS Financial Corporation	100.00	88.47	98.69	130.25	156.57	192.44
SNL Bank and Thrift Index	100.00	79.24	111.97	145.67	171.68	175.27
SNL Thrift Index	100.00	84.79	110.19	132.66	146.32	174.75
NASDAQ Composite	100.00	103.00	134.56	165.51	199.72	208.01
Source: SNL Financial LC, Charlottesville, VA
 ______________________
We did not sell any securities during the quarter ended September 30, 2015.

The following table summarizes our stock repurchase activity during the three months ended September 30, 2015 and the stock repurchase plans approved by our Board of Directors.

		Average	Total Number of	Maximum Number
	Total Number	Price	Shares Purchased	of Shares that May
	of Shares	Paid per	as Part of Publicly	Yet be Purchased
Period	Purchased	Share	Announced Plans (1)(2)	Under the Plans
July 1, 2015 through July 31, 2015	880,000	$16.70	880,000	10,025,450
August 1, 2015 through August 31, 2015	1,285,450	17.08	1,285,450	8,740,000
September 1, 2015 through September 30, 2015	630,000	17.05	630,000	8,110,000
	2,795,450	16.95	2,795,450

(1)	On September 9, 2014, the Company announced its sixth stock repurchase plan of 10,000,000 shares. The repurchase plan commenced on September 17, 2014 and was completed on August 3, 2015.

(2)
On July 30, 2015, the Company announced its seventh stock repurchase program, which authorized the repurchase of up to an additional 10,000,000 shares of the Company’s outstanding common stock. Purchases under the program will be on an ongoing basis and subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses of capital, and our financial performance. Repurchased shares will be held as treasury stock and be available for general corporate use. The program has 8,110,000 shares yet to be purchased as of September 30, 2015.

Item 6.	Selected Financial Data

	At September 30,
	2015	2014	2013	2012	2011
	(In thousands)
Selected Financial Condition Data:
Total assets	$12,368,886	$11,803,195	$11,269,346	$11,518,125	$10,892,948
Cash and cash equivalents	155,369	181,403	285,996	308,262	294,846
Investment securities:
Available for sale	585,053	568,868	477,376	421,430	15,899
Held to maturity	—	—	—	—	392,527
Loans held for sale	116	4,962	4,179	124,528	—
Loans, net	11,187,583	10,630,687	10,084,066	10,224,989	9,750,943
Bank owned life insurance	195,861	190,152	183,724	177,279	170,845
Prepaid expenses and other assets(1)	58,277	64,880	71,639	90,720	88,853
Deposits	8,285,858	8,653,878	8,464,499	8,981,419	8,715,910
Borrowed funds	2,168,627	1,138,639	745,117	488,191	139,856
Shareholders’ equity	1,729,370	1,839,457	1,871,477	1,806,850	1,773,924
______________________

(1)	Prepaid expenses and other assets include the remaining balance in prepaid FDIC assessments of $12.1 million at September 30, 2012 and $23.4 million at September 30, 2011.

	For the Years Ended September 30,
	2015	2014	2013	2012	2011
	(In thousands, except per share amounts)
Selected Operating Data:
Interest income	$383,477	$374,684	$383,972	$417,853	$427,493
Interest expense	113,350	103,251	115,419	155,646	179,845
Net interest income	270,127	271,433	268,553	262,207	247,648
Provision for loan losses	(3,000)	19,000	37,000	102,000	98,500
Net interest income after provision for loan losses	273,127	252,433	231,553	160,207	149,148
Non-interest income	24,260	21,900	28,468	24,463	30,982
Non-interest expenses	187,992	175,476	177,660	171,058	168,055
Earnings before income tax expense	109,395	98,857	82,361	13,612	12,075
Income tax expense	36,804	32,966	26,402	2,133	2,735
Net earnings after income tax expense	$72,591	$65,891	$55,959	$11,479	$9,340
Earnings per share—basic and fully diluted	$0.25	$0.22	$0.18	$0.04	$0.03
Cash dividends declared per share	$0.31	$0.07	$—	$—	$—

	At or For The Years Ended September 30,
	2015	2014	2013	2012	2011
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on average assets	0.57%	0.57%	0.50%	0.10%	0.09%
Return on average equity	4.04%	3.52%	3.05%	0.64%	0.53%
Interest rate spread(1)	2.03%	2.26%	2.25%	2.11%	1.97%
Net interest margin(2)	2.17%	2.42%	2.46%	2.39%	2.32%
Efficiency ratio(3)	63.86%	59.82%	59.81%	59.67%	60.31%
Noninterest expense to average total assets	1.47%	1.53%	1.58%	1.52%	1.54%
Average interest-earning assets to average interest-bearing liabilities	115.43%	118.51%	119.58%	119.60%	120.39%
Dividend payout ratio(4)	124.00%	31.82%	—%	—%	—%
Asset Quality Ratios:
Non-performing assets as a percent of total assets(5)	1.00%	1.33%	1.58%	1.76%	2.34%
Non-accruing loans as a percent of total loans(5)	0.95%	1.27%	1.53%	1.77%	2.37%
Allowance for loan losses as a percent of non-accruing loans(5)	67.00%	60.03%	59.38%	55.03%	66.73%
Allowance for loan losses as a percent of total loans(5)	0.64%	0.76%	0.91%	0.97%	1.58%
Capital Ratios:
Association
Total risk-based capital to risk weighted assets(6)	NA	25.25%	26.16%	22.19%	22.29%
Total capital to risk-weighted assets(7)	22.92%	NA	NA	NA	NA
Tier 1 core capital to adjusted tangible assets(6)	NA	13.47%	14.18%	13.31%	13.90%
Tier 1 (leverage) capital to net average assets(7)(8)	12.78%	NA	NA	NA	NA
Tier 1 risk-based capital to risk weighted assets(6)	NA	24.02%	24.91%	20.94%	21.04%
Tier 1 capital to risk-weighted assets(7)	21.95%	NA	NA	NA	NA
Common equity tier 1 capital to risk-weighted assets(7)	21.95%	NA	NA	NA	NA
TFS Financial Corporation(9)
Total risk-based capital to risk weighted assets(6)	NA	29.00%	29.11%	25.03%	NA
Total capital to risk-weighted assets(7)	24.54%	NA	NA	NA	NA
Tier 1 core capital to adjusted tangible assets(6)	NA	15.60%	16.59%	15.33%	NA
Tier 1 (leverage) capital to net average assets(7)(8)	13.76%	NA	NA	NA	NA
Tier 1 risk-based capital to risk weighted assets(6)	NA	27.77%	30.36%	23.78%	NA
Tier 1 capital to risk-weighted assets(7)	23.57%	NA	NA	NA	NA
Common equity tier 1 capital to risk-weighted assets(7)	23.57%	NA	NA	NA	NA
Average equity to average total assets	14.09%	16.28%	16.38%	16.00%	16.07%
Other Data:
Association
Number of full service offices	38	38	38	39	39
Loan production offices	8	8	8	8	8
______________________

(1)	Represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the year.

(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the year.

(3)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.

(4)
Represents dividends paid per share divided by diluted earnings per share. Receipt of dividends on shares owned by Third Federal Savings, MHC has been waived and dividends paid on unallocated shares of the ESOP are used to pay down the loan to the ESOP.

(5)	The SVA was eliminated during fiscal year 2012.

(6)	Calculated using the regulatory capital methodology applicable to the Association prior to January 1, 2015.

(7)
Calculated using the regulatory capital methodology applicable to the Association beginning January 1, 2015. Please refer to Part I, Item 1, Business, Federal Banking Regulation, Capital Requirements for a detailed discussion of the new Basel III rules.

(8)	Tier 1 (leverage) capital to net average assets ratio disclosures were based on net average assets for the quarter end September 30, 2015.

(9)	TFS Financial Corporation capital ratios were not calculated prior to 2012.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
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
High Levels of Capital
At September 30, 2015, as computed in accordance with the revised capital requirements and computational methodologies promulgated by the federal banking agencies, that were effective January 1, 2015, the Company’s Tier 1 (leverage) capital totaled $1.73 billion or 13.76% of net average assets and 23.57% of risk-weighted assets, while the Association’s Tier 1(leverage) capital totaled $1.61 billion or 12.78% of net average assets and 21.95% of risk-weighted assets. Each of these measures was more than twice the minimum requirements currently in effect for the Association, for designation as “well capitalized” under regulatory prompt corrective action provisions which set minimum levels of 5.00% of net average assets and 8.00% of risk-weighted assets. Refer to the Liquidity and Capital Resources of this Item 7 for additional discussion regarding regulatory capital requirements.
Promotion of Adjustable-Rate Loans and Shorter-Term, Fixed-Rate Loans
In July 2010, we began marketing an adjustable-rate mortgage loan product that provides us with improved interest rate risk characteristics when compared to a 30-year, fixed-rate mortgage loan. Since its introduction, our “Smart Rate” adjustable rate mortgage has offered borrowers an interest rate lower than that of a 30-year, fixed-rate loan. The interest rate in the Smart Rate mortgage is locked for three or five years then resets annually after that. The Smart Rate mortgage contains a feature to re-lock the rate an unlimited number of times at our then current interest rate and fee schedule, for another three or five years (which must be the same as the original lock period) without having to complete a full refinance transaction. Re-lock eligibility is subject to a satisfactory payment performance history by the borrower (current at the time of re-lock, and no foreclosures or bankruptcies since the Smart Rate application was taken). In addition to a satisfactory payment history, re-lock eligibility requires that the property continues to be the borrower’s primary residence. The loan term cannot be extended in connection with a re-lock nor can new funds be advanced. All interest rate caps and floors remain as originated.

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
The following tables set forth our first mortgage loan production and balances segregated by loan structure at origination.

	For the Years Ended September 30,
	2015		2014
	Amount	Percent	Amount	Percent
First Mortgage Loan Originations:	(Dollars in thousands)
ARM (all Smart Rate) production	$1,025,453	43.8%	$834,262	39.3%
Fixed-rate production:
Terms less than or equal to 10 years	650,861	27.8	841,036	39.6
Terms greater than 10 years	662,368	28.4	449,356	21.1
Total fixed-rate production	1,313,229	56.2	1,290,392	60.7
Total First Mortgage Loan Originations:	$2,338,682	100.0%	$2,124,654	100.0%

	September 30, 2015		September 30, 2014
	Amount	Percent	Amount	Percent
Balances of Residential Mortgage Loans Held For Investment:	(Dollars in thousands)
ARM (primarily Smart Rate) Loans	$3,855,890	40.2%	$3,453,067	38.4%
Fixed-rate Loans:
Terms less than or equal to 10 years	1,859,516	19.4	1,494,206	16.6
Terms greater than 10 years	3,883,279	40.4	4,035,762	45.0
Total fixed-rate loans	5,742,795	59.8	5,529,968	61.6
Total Residential Mortgage Loans Held For Investment:	$9,598,685	100.0%	$8,983,035	100.0%
The following table sets forth the balances as of September 30, 2015 for all ARM loans segregated by the next scheduled interest rate reset date.

Current Balance of ARM Loans Scheduled for Interest Rate Reset
During the Fiscal Years Ending September 30,	(in thousands)
2016	$219,557
2017	803,365
2018	1,017,616
2019	742,741
2020	889,169
2021	183,442
Total	$3,855,890
At September 30, 2015 and September 30, 2014, mortgage loans held for sale, all of which were long-term, fixed-rate first mortgage loans and all of which were held for sale to Fannie Mae, totaled $0.1 million and $5.0 million, respectively.

Other Interest Rate Risk Management Tools
In years prior to fiscal 2010, in addition to maintaining high levels of regulatory capital, we also managed interest rate risk by actively selling long-term, fixed-rate mortgage loans in the secondary market, a strategy pursuant to which we were able to modulate the amount of long-term, fixed-rate loans held in our portfolio. At September 30, 2015, we service $2.18 billion of loans for others. Also prior to fiscal 2010, we actively marketed home equity lines of credit which carry an adjustable rate of interest indexed to the prime rate and provide interest rate sensitivity to that portion of our assets. In light of the economic and regulatory environments that existed between 2010 and 2012, neither of these strategies were utilized during that period in managing our interest rate risk exposure. Beginning in March 2012, the Association began offering redesigned home equity lines of credit subject to certain property and credit performance conditions. Through these redesigned products, we have begun the process of re-establishing home equity line of credit lending as a meaningful strategy to manage our interest rate risk profile. At September 30, 2015, home equity lines of credit totaled $1.46 billion. Our home equity lending is discussed in the preceding Lending Activities section of Item 1. Business in Part I.—THIRD FEDERAL SAVINGS AND LOAN ASSOCIATION OF CLEVELAND.
While sales of first mortgage loans and originations of new home equity lines of credit remain strategically important for us, since fiscal 2010, they have played only minor roles in our management of interest rate risk. Loan sales are discussed later in this Part I1, Item 7. under the heading Liquidity and Capital Resources, and in Part I1, Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Notwithstanding our efforts to manage interest rate risk, should a rapid and substantial increase occur in general market interest rates, it is probable that, prospectively and particularly over a multi-year time horizon, the level of our net interest income would be adversely impacted.
Monitoring and Limiting Our Credit Risk. While, historically, we had been successful in limiting our credit risk exposure by generally imposing high credit standards with respect to lending, the confluence of unfavorable regional and macro-economic events that culminated in the 2008 housing market collapse and financial crisis, coupled with our pre-2010 expanded participation in the second lien mortgage lending markets, significantly refocused our attention with respect to credit risk. In response to the evolving economic landscape, we continuously revise and update our quarterly analysis and evaluation procedures, as needed, for each category of our lending with the objective of identifying and recognizing all appropriate credit impairments. At September 30, 2015, 90% of our assets consisted of residential real estate loans (both “held for sale” and “held for investment”) and home equity loans and lines of credit, which were originated predominantly to borrowers in the states of Ohio and Florida. Our analytic procedures and evaluations include specific reviews of all home equity loans and lines of credit that become 90 or more days past due, as well as specific reviews of all first mortgage loans that become 180 or more days past due. We transfer performing home equity lines of credit subordinate to first mortgages delinquent greater than 90 days to non-accrual status. We also charge-off performing loans to collateral value and classify those loans as non-accrual within 60 days of notification of all borrowers filing Chapter 7 bankruptcy, that have not reaffirmed or been dismissed, regardless of how long the loans have been performing. Loans where at least one borrower has been discharged of their obligation in Chapter 7 bankruptcy, are classified as TDRs. At September 30, 2015, $48.0 million of loans in Chapter 7 bankruptcy status were included in total TDRs. At September 30, 2015, the recorded investment in non-accrual status loans included $45.6 million of performing loans in Chapter 7 bankruptcy status, of which $43.3 million are also reported as TDRs.
In response to the unfavorable regional and macro-economic environment that arose beginning in 2008, and in an effort to limit our credit risk exposure and improve the credit performance of new customers, we tightened our credit eligibility criteria in evaluating a borrower’s ability to successfully fulfill his or her repayment obligation and we revised the design of many of our loan products to require higher borrower down-payments, limited the products available for condominiums, eliminated certain product features (such as interest-only adjustable-rate loans and loans above certain LTV ratios), and we suspended home equity lending products with the exception of bridge loans between June 2010 and March 2012. The delinquency level related to loan originations prior to 2009, compared to originations in 2009 and after, reflect the higher credit standards to which we have subjected all new originations. As of September 30, 2015, loans originated prior to 2009 had a balance of $2.55 billion, of which $58.5 million, or 2.3%, were delinquent, while loans originated in 2009 and after had a balance of $8.71 billion, of which $7.0 million, or 0.1%, were delinquent.
One aspect of our credit risk concern relates to high concentrations of our loans that are secured by residential real estate in specific states, such as Ohio and Florida, particularly in light of the difficulties that arose in connection with the 2008 housing crisis with respect to the real estate markets in those two states. At September 30, 2015, approximately 62.6% and 17.0% of the combined total of our Residential Core and Construction loans held for investment were secured by properties in Ohio and Florida, respectively. Our 30 or more days delinquency ratios on those loans in Ohio and Florida at September 30, 2015 were 0.4% and 0.6%, respectively. Our 30 or more days delinquency ratio for the Core portfolio as a whole was 0.4% at September 30, 2015. Also, at September 30, 2015, approximately 39.5% and 26.0% of our home equity loans and lines of credit were secured by properties in Ohio and Florida, respectively. Our 30 days or more delinquency ratios on those loans in Ohio and Florida at September 30, 2015 were 0.84% and 0.83%, respectively. Our 30 or more days delinquency ratio for the home equity loans and lines of credit portfolio as a whole at September 30, 2015 was 0.7%. While we focus our attention on, and are concerned with respect to the resolution of, all loan delinquencies, our highest concern relates to loans that are secured by properties in Florida. The “Allowance for Loan Losses” portion in the preceding Lending Activities section of Item 1. Business in Part I.—THIRD FEDERAL SAVINGS AND LOAN ASSOCIATION OF CLEVELAND, provides extensive details regarding our loan portfolio composition, delinquency statistics, our methodology in evaluating our loan loss provisions and the adequacy of our allowance for loan losses. In an effort to moderate the concentration of our credit risk exposure in individual states, particularly Ohio and Florida, we have utilized direct mail marketing, our internet site and our customer service call center to extend our lending activities to other attractive geographic locations. Currently, in addition to Ohio and Florida, we are actively lending in 19 other states and the District of Columbia, and as a result of that activity, the concentration ratios of the combined total of our residential, Core and construction loans held for investment for Ohio and Florida, as disclosed earlier in this paragraph, have trended downward from their September 30, 2010 levels when the concentrations were 79.1% in Ohio and 19.0% in Florida. Of the total mortgage and equity loan originations for the years ended September 30, 2015 and 2014, 37.6% and 31.9%, respectively, are secured by properties in states other than Ohio or Florida. Although somewhat dissipating during the last two years, the lingering effects of the adverse economic conditions and market for real estate in Ohio and Florida that arose in connection with the financial crisis of 2008, continue to unfavorably impact the ability of borrowers in those areas to repay their loans.
Our residential Home Today loans are another area of heightened credit risk. Although the principal balance in these loans totaled $135.7 million at September 30, 2015, and constituted only 1.2% of our total “held for investment” loan portfolio balance, these loans comprised 23.6% and 26.6% of our 90 days or greater delinquencies and our total delinquencies, respectively, at that date. At September 30, 2015, approximately 95.3% and 4.5% of our residential, Home Today loans were secured by properties in Ohio and Florida, respectively. At September 30, 2015, the percentages of those loans delinquent 30 days or more in Ohio and Florida were 12.8% and 17.2%, respectively. The disparity between the portfolio composition ratio and delinquency composition ratio reflects the nature of the Home Today loans. We do not offer, and have not offered, loan products frequently considered to be designed to target sub-prime borrowers containing features such as higher fees or higher rates, negative amortization, or low initial payment features with adjustable interest rates. Our Home Today loans, the majority of which were entered into prior to March 27, 2009, with borrowers that had credit profiles that would not have otherwise qualified for our loan products due to deficient credit scores, generally contained the same features as loans offered to our Core borrowers. The overriding objective of our Home Today lending, just as it is with our Core lending, was to create successful homeowners. We attempted to manage our Home Today credit risk by requiring that borrowers attend pre- and post-borrowing financial management education and counseling and that the borrowers be referred to us by a sponsoring organization with which we partnered. Further, to manage the credit aspect of these loans, inasmuch as the majority of these buyers do not have sufficient funds for required down payments, many loans include private mortgage insurance. At September 30, 2015, 34.3% of Home Today loans included private mortgage insurance coverage. From a peak recorded investment of $306.6 million at December 31, 2007, the total recorded investment of the Home Today portfolio has declined to $134.0 million at September 30, 2015. This trend generally reflects the evolving conditions in the mortgage real estate market and the tightening of standards imposed by issuers of private mortgage insurance. As part of our effort to manage credit risk, effective March 27, 2009, the Home Today underwriting guidelines were revised to be substantially the same as our traditional mortgage product. At September 30, 2015, the recorded investment in Home Today loans originated subsequent to March 27, 2009 was $2.7 million. Unless private mortgage insurance requirements loosen, among other things, we expect the Home Today portfolio to continue to decline in balance due to contractual amortization.
Maintaining Access to Adequate Liquidity and Diverse Funding Sources. For most insured depositories, customer and community confidence are critical to their ability to maintain access to adequate liquidity and to conduct business in an orderly fashion. The Company believes that maintaining high levels of capital is one of the most important factors in nurturing customer and community confidence. Accordingly, we have managed the pace of our growth in a manner that reflects our emphasis on high capital levels. At September 30, 2015, the Association’s ratio of Tier 1 (leverage) capital to net average assets (a basic industry measure under which 5.00% or above is deemed to represent a “well capitalized” status) was 12.78%. The Association's current Tier 1 (leverage) capital ratio is lower than its ratio at September 30, 2014 (13.47%), due primarily to:

•
the implementation, effective January 1, 2015, of the modified calculation methodology for the Tier 1 (leverage) capital ratio related to the standardized approach of the Basel III capital framework for U.S. banking organizations ("Basel III Rules"). This computational change reduced our Tier 1 (leverage) capital ratio by an estimated 46 basis points. The new methodology specifies that the denominator of the ratio is defined as "net average assets" rather than "adjusted tangible assets", as had previously been the case. As more fully described below in this Part II, Item 7. under the heading Comparison of Financial Condition at September 30, 2015 and 2014, the strategy to increase net income that we employed beginning October 1, 2014, increased the balance of our average assets during a portion of the quarter, but did not impact our adjusted tangible assets at quarter end, as used in the denominator of the previous methodology's calculation; and

•
a $66 million cash dividend payment that the Association made to the Company, its sole shareholder, in December 2014 that reduced the Association's Tier 1 (leverage) capital ratio by an estimated 55 basis points. The amount of the dividend was determined using regulatory guidelines that generally provide a "safe harbor" authorization for dividends in an amount that does not exceed the Association's current calendar year-to-date net income, plus the preceding two year's retained net income, less prior dividend payments made during that time frame. Because of its intercompany nature, this dividend payment did not impact the Company's consolidated capital ratios. Additionally, on February 24, 2015, the Company received the non-objection of its regulators for the Association to pay a special dividend of $150 million to the Company. This amount is equal to the voluntary contribution of capital that the Company made to the Association in October 2010. Payment of this special dividend will be made in the future as funds are needed by the Company. Because of its intercompany nature, this future dividend payment will have no impact on the Company's capital ratios or its consolidated statement of condition but will reduce the Association's reported capital ratios.
We expect to continue to remain a well capitalized institution.
In managing its level of liquidity, the Company monitors available funding sources, which include attracting new deposits (including brokered CDs), borrowing from others, the conversion of assets to cash and the generation of funds through profitable operations. The Company has traditionally relied on retail deposits as its primary means in meeting its funding needs. At September 30, 2015, deposits totaled $8.29 billion (including $520.1 million of brokered CDs), while borrowings totaled $2.17 billion and borrowers’ advances and servicing escrows totaled $135.8 million, combined. In evaluating funding sources, we consider many factors, including cost, duration, current availability, expected sustainability, impact on operations and capital levels.
To attract deposits, we offer our customers attractive rates of return on our deposit products. Our deposit products typically offer rates that are highly competitive with the rates on similar products offered by other financial institutions. We intend to continue this practice, subject to market conditions.
We preserve the availability of alternative funding sources through various mechanisms. First, by maintaining high capital levels, we retain the flexibility to increase our balance sheet size without jeopardizing our capital adequacy. Effectively, this permits us to increase the rates that we offer on our deposit products thereby attracting more potential customers. Second, we pledge available real estate mortgage loans and investment securities with the FHLB of Cincinnati and the FRB-Cleveland. At September 30, 2015 these collateral pledge support arrangements provide the Association with the ability to immediately borrow an additional $584.5 million from the FHLB of Cincinnati and $116.8 million from the FRB-Cleveland Discount Window. From the perspective of collateral value securing FHLB of Cincinnati advances, our capacity limit for additional borrowings beyond the immediately available limits at September 30, 2015 was $3.64 billion, subject to satisfaction of the FHLB of Cincinnati common stock ownership requirement. To satisfy the common stock ownership requirement we would need to increase our ownership of FHLB of Cincinnati common stock by an additional $72.9 million. Third, we invest in high quality marketable securities that exhibit limited market price variability, and to the extent that they are not needed as collateral for borrowings, can be sold in the institutional market and converted to cash. At September 30, 2015, our investment securities portfolio totaled $585.1 million. Finally, cash flows from operating activities have been a regular source of funds. During the fiscal years ended September 30, 2015 and 2014, cash flows from operations totaled $102.1 million and $103.5 million, respectively.
Historically, a portion of the residential first mortgage loans that we originated were considered to be highly liquid as they were eligible for delivery/sale to Fannie Mae. However, due to delivery requirement changes imposed by Fannie Mae during and subsequent to the 2008 financial crisis, effective July 1, 2010, that was no longer an available source of liquidity. In response to Fannie Mae's delivery requirement changes, during fiscal 2013 we took the following measures: (1) we completed $279.6 million of non-agency eligible, whole loan sales, all on a servicing retained basis; and (2) we implemented certain loan origination changes required by Fannie Mae which resulted in our November 15, 2013 reinstatement as an approved seller to Fannie Mae. The non-agency sales, which included both fixed-rate and Smart Rate loans, demonstrated that, with adequate lead time, the majority of our residential, first mortgage loan portfolio could be available for liquidity management purposes. Also, implementation of the loan origination changes required by Fannie Mae, to which a portion of our loan production will be subjected, elevates the level of liquidity available for those loans. At September 30, 2015, one agency eligible, long-term, fixed-rate HARP II first mortgage loan was classified as “held for sale”. During the fiscal year ended September 30, 2015, $27.5 million of agency-compliant HARP II loans and $132.6 million of long-term, fixed-rate, agency-compliant, non-HARP II first mortgage loans were sold to Fannie Mae.
Overall, while customer and community confidence can never be assured, the Company believes that our liquidity is adequate and that we have adequate access to alternative funding sources.
Monitoring and Controlling Operating Expenses. We continue to focus on managing operating expenses. Our ratio of non-interest expense to average assets was 1.47% for the fiscal year ended September 30, 2015 and 1.53% for the fiscal year ended September 30, 2014. As of September 30, 2015, our average assets per full-time employee and our average deposits per full-time employee were $12.5 million and $8.4 million, respectively. We believe that each of these measures compares favorably with the averages for our peer group. Our average deposits (exclusive of brokered CDs) held at our branch offices ($204.4 million per branch office as of September 30, 2015) contributes to our expense management efforts by limiting the overhead costs of serving our deposit customers. We will continue our efforts to control operating expenses as we grow our business.
Critical Accounting Policies
Critical accounting policies are defined as those that involve significant judgments and uncertainties, and could potentially give rise to materially different results under different assumptions and conditions. We believe that the most critical accounting policies upon which our financial condition and results of operations depend, and which involve the most complex subjective decisions or assessments, are our policies with respect to our allowance for loan losses, income taxes and pension benefits.
Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. The amount of the allowance is based on significant estimates and the ultimate losses may vary from such estimates as more information becomes available or conditions change. The methodology for determining the allowance for loan losses is considered a critical accounting policy by management due to the high degree of judgment involved, the subjectivity of the assumptions used and the potential for changes in the economic environment that could result in changes to the amount of the recorded allowance for loan losses. At September 30, 2015, the allowance for loan losses was $71.6 million or 0.63% of total loans. An increase or decrease of 10% in the allowance at September 30, 2014 would result in a $7.2 million charge or credit, respectively, to income before income taxes.
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

Income Taxes. We consider accounting for income taxes a critical accounting policy due to the subjective nature of certain estimates that are involved in the calculation. We use the asset/liability method of accounting for income taxes in which deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. We must assess the realization of the deferred tax asset and, to the extent that we believe that recovery is not likely, a valuation allowance is established. Adjustments to increase or decrease existing valuation allowances, if any, are charged or credited, respectively, to income tax expense. At September 30, 2015, no valuation allowances were outstanding and even though we have determined a valuation allowance is not required for deferred tax assets at September 30, 2015, there is no guarantee that those assets will be recognizable in the future.
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

Comparison of Financial Condition at September 30, 2015 and 2014
Total assets increased $565.7 million, or 5%, to $12.37 billion at September 30, 2015 from $11.80 billion at September 30, 2014. This increase was mainly the result of increases in the balances of our loans held for investment portfolio, FHLB stock, and investment securities available for sale portfolio, partially offset by a decrease in the balance of cash and cash equivalents.
Cash and cash equivalents decreased $26.0 million, or 14%, to $155.4 million at September 30, 2015 from $181.4 million at September 30, 2014, as our most liquid assets have been reinvested into investment securities and loans, which increased our interest income. However, the average balance of interest-earning cash equivalents for the fiscal year ended September 30, 2015 was $851.0 million, compared to $217.9 million for the fiscal year ended September 30, 2014, reflecting the larger investment balance maintained part of the year in connection with the strategy to increase net income discussed later in this section.
Investment securities increased $16.2 million, or 3%, to $585.1 million at September 30, 2015 from $568.9 million at September 30, 2014. During the fiscal year ended September 30, 2015 there were $171.1 million in purchases of investment securities, which were partially offset by $153.9 million in principal paydowns and $5.6 million of net acquisition premium amortization which occurred in the mortgage-backed securities portfolio. There were no sales of investment securities during the fiscal year ended September 30, 2015.
Loans held for investment, net, increased $556.9 million, or 5%, to $11.19 billion at September 30, 2015 from $10.63 billion at September 30, 2014. Residential mortgage loans increased $615.7 million, or 7%, to $9.60 billion at September 30, 2015 from $8.98 billion at September 30, 2014 as new originations exceeded the combination of principal repayments, loan sales and net charge-offs. The increase in residential mortgage loans reflected the negative impact of $3.4 million in net charge-offs during the year ended September 30, 2015. The total allowance for loan losses decreased $9.8 million, or 12%, to $71.6 million from $81.4 million at September 30, 2014, primarily reflecting improved credit metrics, including reduced net charge-offs and lower loan delinquencies. During the year ended September 30, 2015, $1.03 billion of three- and five-year “SmartRate” loans were originated while $1.31 billion of 10-, 15-, and 30-year fixed-rate first mortgage loans were originated. During the year ended September 30, 2015 the total fixed-rate portion of our first mortgage loan portfolio increased $212.8 million and was comprised of an increase of $365.3 million in the balance of fixed-rate loans with original terms of 10 years or less, and a decrease of $152.5 million in the balance of fixed-rate loans with original terms greater than 10 years. During the fiscal year ended September 30, 2015, we completed $160.1 million in loan sales to Fannie Mae, which included $27.5 million of agency-compliant HARP II loans and $132.6 million of long-term, fixed-rate, agency-compliant, non-HARP II first mortgage loans. The volume of long-term, fixed-rate first mortgage loan sales reflected the impact of changes imposed by Fannie Mae, the Association’s primary loan investor, related to requirements for loans that it accepts, as well as the strategy of originating adjustable-rate loans and fixed-rate loans with original terms of 10 years or less with the expectation that such loans would be carried as held for investment loans on our balance sheet. Refer to the Controlling Our Interest Rate Risk Exposure section of the Overview for additional discussion regarding loan sales to Fannie Mae and our management of interest rate risk.
Partially offsetting the increase in residential mortgage loans was a $71.7 million decrease in home equity loans and lines of credit during the current period as repayments exceeded new originations and additional draws on existing accounts. Between June 2010 and March 2012, we suspended the acceptance of new home equity loan and line of credit applications with the exception of bridge loans. Beginning in March 2012, we offered redesigned home equity lines of credit, subject to certain property and credit performance conditions. At September 30, 2015, the recorded investment related to home equity lines of credit originated subsequent to March 2012, totaled $282.9 million. At September 30, 2015, pending commitments to extend new home equity lines of credit totaled $29.2 million. Refer to the Controlling Our Interest Rate Risk Exposure section of the Overview for additional information.
Our investment in FHLB stock increased $29.1 million, or 72%, to $69.5 million at September 30, 2015 from $40.4 million at September 30, 2014. The increase relates to our strategy to increase net income that was implemented effective October 1, 2014. This strategy involves borrowing, on an overnight basis, approximately $1.00 billion of additional funds from the FHLB at the beginning of a particular quarter and repaying it prior to the end of that quarter. The proceeds of the borrowings, net of the required investment in FHLB stock, are deposited at the Federal Reserve. The increased borrowings necessitate additional purchases of FHLB stock, which generally remain outstanding over the quarter end. Because of increases in the interest rates charged by the FHLB, the borrowing and reinvest portion of the strategy was used opportunistically during the year and was not utilized at September 30, 2015. However, dependent upon market rates, this strategy remains an option in the future.
Deposits decreased $368.0 million, or 4%, to $8.29 billion at September 30, 2015 from $8.65 billion at September 30, 2014. The decrease in deposits was the result of a $321.6 million decrease in our CDs combined with a $46.4 million decrease in our high-yield savings accounts (a subcategory of our savings accounts) partially offset by a $4.3 million increase in our high-yield checking accounts (a subcategory of our negotiable order of withdrawal accounts) during the fiscal year ended September 30, 2015. The change in CDs is attributed to a $484.7 million net decrease in our traditional CDs which was partially offset by a $163.1 million increase (net of premium) in brokered CDs acquired during the current fiscal year which had original terms of 42 to 60 months. The balance of CDs at September 30, 2015 included $520.1 million in brokered CDs. We believe that our high-yield savings accounts as well as our high-yield checking accounts provide a stable source of funds. In addition, our high yield savings accounts are expected to reprice in a manner similar to our equity loan products, and, therefore, assist us in managing interest rate risk.
Borrowed funds, all from the FHLB of Cincinnati, increased $1.03 billion, or 90%, to $2.17 billion at September 30, 2015 from $1.14 billion at September 30, 2014. The increase reflects an additional $600.3 million of mainly four- to five- year term advances and a $444.0 million increase in lower cost, short-term borrowings, offset by principal repayments on maturing term advances. The increases in advances, as well as brokered CDs, were used to fund loan growth and the purchase of investment securities. To facilitate the increase in FHLB borrowings, an additional $29.1 million of FHLB stock was purchased during the fiscal year ended September 30, 2015.
Shareholders’ equity decreased $110.1 million, or 6%, to $1.73 billion at September 30, 2015 from $1.84 billion at September 30, 2014. This net decrease primarily reflected the effect of $172.4 million of repurchases of outstanding common stock and $19.5 million of dividend payments, which were partially offset by $72.6 million of net income and the positive impact related to awards under the stock-based compensation plan and the allocation of shares held by the ESOP. Refer to Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for additional details regarding the repurchase of shares of common stock and the payment of dividends.

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

	For the Fiscal Years Ended September 30,
	2015			2014			2013
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash equivalents	$851,047	$2,206	0.26%	$217,928	$554	0.25%	$243,538	$635	0.26%
Investment securities	2,015	25	1.24%	3,759	28	0.74%	8,980	36	0.40%
Mortgage-backed securities	572,232	9,546	1.67%	499,083	9,184	1.84%	441,907	4,905	1.11%
Loans	10,951,984	369,302	3.37%	10,435,065	363,409	3.48%	10,200,360	376,840	3.69%
Federal Home Loan Bank stock	67,360	2,398	3.56%	38,951	1,509	3.87%	35,620	1,556	4.37%
Total interest-earning assets	12,444,638	383,477	3.08%	11,194,786	374,684	3.35%	10,930,405	383,972	3.51%
Noninterest-earning assets	319,063			311,078			286,993
Total assets	$12,763,701			$11,505,864			$11,217,398
Interest-bearing liabilities:
NOW accounts	$995,736	1,371	0.14%	$1,019,909	1,442	0.14%	$1,023,442	2,273	0.22%
Savings accounts	1,636,093	3,045	0.19%	1,756,608	3,420	0.19%	1,804,127	5,669	0.31%
Certificates of deposit	5,836,053	89,110	1.53%	5,695,063	88,316	1.55%	5,877,695	103,466	1.76%
Borrowed funds	2,312,977	19,824	0.86%	974,644	10,073	1.03%	435,342	4,011	0.92%
Total interest-bearing liabilities	10,780,859	113,350	1.05%	9,446,224	103,251	1.09%	9,140,606	115,419	1.26%
Noninterest-bearing liabilities	184,587			186,777			239,702
Total liabilities	10,965,446			9,633,001			9,380,308
Shareholders’ equity	1,798,255			1,872,863			1,837,090
Total liabilities and shareholders’ equity	$12,763,701			$11,505,864			$11,217,398
Net interest income		$270,127			$271,433			$268,553
Interest rate spread(1)			2.03%			2.26%			2.25%
Net interest-earning assets(2)	$1,663,779			$1,748,562			$1,789,799
Net interest margin(3)		2.17%			2.42%			2.46%
Average interest-earning assets to average interest-bearing liabilities	115.43%			118.51%			119.58%
______________________

(1)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by total interest-earning assets.

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

	For the Fiscal Years Ended September 30, 2015 vs. 2014			For the Fiscal Years Ended September 30, 2014 vs. 2013
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
Interest-earning cash equivalents	$1,641	$11	$1,652	$(65)	$(16)	$(81)
Investment securities	(17)	14	(3)	(28)	20	(8)
Mortgage-backed securities	999	(637)	362	703	3,576	4,279
Loans	16,411	(10,518)	5,893	8,529	(21,960)	(13,431)
Federal Home Loan Bank stock	1,000	(111)	889	138	(185)	(47)
Total interest-earning assets	20,034	(11,241)	8,793	9,277	(18,565)	(9,288)
Interest-bearing liabilities:
NOW accounts	(34)	(37)	(71)	(8)	(823)	(831)
Passbook savings	(228)	(147)	(375)	(146)	(2,103)	(2,249)
Certificates of deposit	2,098	(1,304)	794	(3,136)	(12,014)	(15,150)
Borrowed funds	11,135	(1,384)	9,751	5,520	542	6,062
Total interest-bearing liabilities	12,971	(2,872)	10,099	2,230	(14,398)	(12,168)
Net change in net interest income	$7,063	$(8,369)	$(1,306)	$7,047	$(4,167)	$2,880
Comparison of Operating Results for the Fiscal Years Ended September 30, 2015 and 2014
General. Net income increased $6.7 million, or 10%, to $72.6 million for the fiscal year ended September 30, 2015 compared to $65.9 million for the fiscal year ended September 30, 2014. This change was attributed to a $22.0 million, decrease in the provision for loan losses and a $2.4 million increase in non-interest income, partially offset by an increase of $12.5 million in non-interest expense and a decrease in net interest income of $1.3 million.
Interest and Dividend Income. Total interest income increased $8.8 million, or 2%, to $383.5 million for the fiscal year ended September 30, 2015 compared to $374.7 million for the prior fiscal year. The increase in interest income resulted primarily from an increase in interest income from loans combined with increases in interest income from other interest-earning cash equivalents, and to a lesser extent, FHLB stock and mortgage-backed securities.
Interest income on loans increased $5.9 million, or 2%, to $369.3 million compared to $363.4 million for the prior fiscal year. This increase was attributed to a $516.9 million increase in the average balance of loans to $10.95 billion in the current fiscal year compared to $10.44 billion during the prior fiscal year as new loan production exceeded repayments and loan sales. The impact from the increase in the average balance of loans was partially offset by an 11 basis point decrease in the average yield on loans to 3.37% from 3.48% as historically low interest rates have kept the level of refinance activity relatively high resulting in new originations at lower rates compared to the rest of our portfolio. Additionally, both our “Smart Rate” adjustable-rate first mortgage loan and our 10-year, fixed-rate first mortgage loan originations for the fiscal year ended September 30, 2015, were originated at interest rates below rates offered on our traditional 15- and 30-year fixed-rate products and contributed to the lower average yield. During the fiscal year ended September 30, 2015, loan sales totaled $160.1 million while during the fiscal year ended September 30, 2014, loan sales totaled $76.0 million. No loan sales were made to private investors in fiscal years 2015 and 2014.
Interest income on interest-earning cash equivalents increased $1.6 million, or 267%, to $2.2 million compared to $0.6 million for the prior fiscal year. The increase can be attributed to implementing a strategy to increase income as discussed earlier in the paragraph describing the increase in our investment in FHLB stock included in the Comparison of Financial Condition section. Additionally, as a result of the additional required investment in FHLB stock, dividend income on FHLB stock increased $0.9 million, or 60%, to $2.4 million compared to $1.5 million during the prior fiscal year.

Interest Expense. Interest expense increased $10.1 million, or 10%, to $113.4 million for the fiscal year ended September 30, 2015 from $103.3 million for the 2014 fiscal year. The change resulted primarily from a $9.7 million increase in interest expense on borrowed funds combined with an increase in interest expense on CDs partially offset by modest decreases in interest expense on NOW accounts and savings accounts.
Interest expense on CDs increased $0.8 million, or 1%, to $89.1 million compared to $88.3 million for fiscal 2014. The change was attributed to a $141.0 million, or 2%, increase in the average balance of CDs to $5.84 billion from $5.70 billion partially offset by a two basis point decrease in the average rate we paid on CDs to 1.53% from 1.55%. Rates were adjusted on deposits in response to changes in general market rates as well as to changes in the rates paid by our competition on short-term CDs. Additionally, to optimally manage our funding costs during the current fiscal year, many maturing, higher rate CDs that were not renewed were replaced with with longer-term brokered CDs or lower rate borrowed funds.
Interest expense on borrowed funds increased $9.7 million, or 96%, to $19.8 million compared to $10.1 million for fiscal 2014. The increase was attributed to a $1.3 billion increase in the average balance of borrowed funds to $2.3 billion from $974.6 million during fiscal 2014. Partially offsetting the impact of the increased volume in borrowed funds is a 17 basis point decrease in the average rate paid for these funds, to 0.86% from 1.03% for fiscal 2014. The increase in FHLB of Cincinnati borrowings and the lower average rate paid can be attributed to implementing the strategy to increase income, using lower cost overnight borrowings, discussed earlier. To better manage funding costs, longer term borrowed funds from the FHLB of Cincinnati were also used to fund mortgage loan originations and supplement the decrease in deposits.
Net Interest Income. Net interest income decreased $1.3 million, or less than 1%, to $270.1 million for the fiscal year ended September 30, 2015 compared to $271.4 million for the prior fiscal year. Average interest-earning assets increased during the current fiscal year by $1.25 billion or 11% when compared to the prior fiscal year. However, due to a greater increase in average interest-bearing liabilities, average net interest-earning assets decreased $84.8 million, to $1.66 billion during the current fiscal year from $1.75 billion during the prior fiscal year. The change in average assets can be attributed primarily to the implementation of the strategy to increase income discussed earlier and to a lesser extent, growth of our loan and investments portfolios. The net income strategy increased other interest-earning cash equivalents, while the change in average liabilities is due mainly to that same net income strategy and the growth of our loan and investments portfolios, but also to the funds required for our stock repurchase program and the payments of dividends on our common stock. The net income strategy serves to increase net income slightly but also negatively impacts the interest rate spread and net interest margin due to the increase in the average balance of low-yield, interest-earning cash equivalents. Our interest rate spread decreased 23 basis points to 2.03% compared to 2.26% for the prior fiscal year. Our net interest margin decreased 25 basis points to 2.17% compared to 2.42% for the prior fiscal year.
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
Based on our evaluation we recorded a negative provision for loan losses of $3.0 million for the fiscal year ended September 30, 2015 and a provision of $19.0 million for the fiscal year ended September 30, 2014. The current negative loan loss provision reflected reduced levels of loan delinquencies and charge-offs and increased levels of recoveries of previously charged off loans, but we continue our awareness of the relative values of residential properties in comparison to their cyclical peaks as well as the uncertainty that persists in the current economic environment, which continues to challenge many of our loan customers. As delinquencies in the portfolio have been resolved through pay-off, short sale or foreclosure, or management determines the collateral is not sufficient to satisfy the loan, uncollected balances have been charged against the allowance for loan losses previously provided. The reduced level of net charge-offs during the 2015 fiscal year, $6.8 million as compared to $30.2 million during the fiscal year ended September 30, 2014 occurred throughout the entire loan portfolio. The net charge-offs of $30.2 million during the prior fiscal year included $5.3 million of loans charged-off due to a new practice, instituted in fiscal year 2014, of fully charging off loans that have not been resolved due to prolonged foreclosure proceedings and have remained delinquent for more than 1,500 days. In addition, Net charge-offs in fiscal year 2014 included $1.3 million in recoveries that were recorded during the March 2014 quarter, representing the cumulative one-time payment received as a result of PMIC increasing the cash percentage of the partial claim payment plan. See Note 5 to the Consolidated Financial Statements: LOANS AND ALLOWANCE FOR LOAN LOSSES for further discussion. Net charge-offs combined with the $3.0 million negative provision for loan losses recorded for the current fiscal year resulted in a decrease in the balance of the allowance for loan losses. Net charge-offs of $30.2 million recorded for the fiscal year ended September 30, 2014 exceeded the loan loss provision of $19.0 million. The allowance for loan losses was $71.6 million, or 0.64% of the total recorded investment in loans receivable, at September 30, 2015, compared to $81.4 million, or 0.76% of the total recorded investment in loans receivable, at September 30, 2014. Balances of recorded investments are net of deferred fees and any applicable loans-in-process.
The total recorded investment in non-accrual loans decreased $28.7 million during the fiscal year ended September 30, 2015 compared to a $20.3 million decrease during the fiscal year ended September 30, 2014.
The recorded investment in non-accrual loans in our residential, Core portfolio decreased $17.1 million, or 22%, during the current fiscal year, to $62.3 million at September 30, 2015, compared to an $11.7 million decrease during the fiscal year ended September 30, 2014. At September 30, 2015, the recorded investment in our Core portfolio was $9.47 billion, compared to $8.82 billion at September 30, 2014. During the current fiscal year, Core portfolio net charge-offs were $1.5 million, as compared to net charge-offs of $13.5 million, which included $4.4 million of charge-offs related to loans delinquent more than 1,500 days and $0.9 million of recoveries related to the PMIC partial claim catch-up payment during the fiscal year ended September 30, 2014. The $62.3 million balance at September 30, 2015 includes $33.9 million in TDRs which are current but included with non-accrual loans for a minimum period of six months from their restructuring date. The recorded investment in non-accrual loans in our residential, Home Today portfolio decreased $7.4 million, or 25% during the current fiscal year, to $22.6 million at September 30, 2015 compared to a $4.9 million decrease during the fiscal year ended September 30, 2014. At September 30, 2015, the recorded investment in our Home Today portfolio was $134.0 million, compared to $152.0 million at September 30, 2014. During the current fiscal year, Home Today net charge-offs were $1.9 million as compared to net charge-offs of $5.7 million, which included $0.9 million of charge-offs related to loans delinquent more than 1,500 days and $0.4 million of recoveries related to the PMIC partial claim catch-up payment during the fiscal year ended September 30, 2014. The $22.6 million balance in Home Today non-accrual loans includes $11.6 million in TDRs which are current but included with non-accrual loans for a minimum period of six months from their restructuring date.
The recorded investment in non-accrual home equity loans and lines of credit decreased $4.7 million, or 18%, during the current fiscal year, to $21.5 million at September 30, 2015 compared to a $3.8 million decrease during the fiscal year ended September 30, 2014. The recorded investment in our home equity loans and lines of credit portfolio at September 30, 2015, was $1.63 billion, compared to $1.70 billion at September 30, 2014. During the current fiscal year, home equity loans and lines of credit net charge-offs were $3.6 million as compared to net charge-offs of $11.0 million, of which there were no charge-offs related to loans delinquent more than 1,500 days, during the fiscal year ended September 30, 2014. We believe that non-performing home equity loans and lines of credit, on a relative basis, represent a higher level of credit risk than Core loans as these home equity loans and lines of credit generally hold subordinated lien positions. The seriously delinquent balances of home equity loans and lines of credit were $5.6 million, or less than 1%, of the home equity loans and lines of credit portfolio at September 30, 2015 compared to $9.0 million, or less than 1%, at September 30, 2014.
At September 30, 2015 and 2014, we believe we had recorded an allowance for loan losses that provides for all losses that are both probable and reasonable to estimate at September 30, 2015 and 2014.
Refer to Item 1. Business for additional discussion and disclosure related to our provisions for loan losses.
Non-Interest Income. Non-interest income increased $2.4 million, or 11%, to $24.3 million during the fiscal year ended September 30, 2015 compared to $21.9 million for the prior fiscal year mainly as a result of net gain on the sale of loans combined with an increase in bank owned life insurance contracts, partially offset by a decrease in loan fees and service charges. The increase in the net gain on sales of loans primarily reflected a higher volume of loan sales in the current fiscal year, $160.1 million, as compared to $76.0 million during the prior fiscal year. This increase was partially offset by a decrease in net loan servicing fees received in connection with the smaller portfolio of loans serviced for others.
Non-Interest Expense. Non-interest expense increased $12.5 million, or 7%, to $188.0 million for fiscal 2015 when compared to $175.5 million for fiscal 2014. This net increase resulted primarily from an increase in marketing services, higher salaries and employee benefits, office property and equipment, and federal insurance premiums partially offset by decreases in state franchise tax and other operating expenses. Marketing services increased $5.6 million, or 40%, to $19.9 million during the current fiscal year compared to $14.3 million during the prior fiscal year as a result of expenditures incurred in support of our lending activities. Salaries and employee benefits increased $5.3 million, or 6%, to $95.6 million for the fiscal year ended September 30, 2015 compared to $90.3 million for the prior fiscal year. This increase was primarily due to a $3.0 million increase in associate compensation costs, a $1.6 million increase in expenses related to the ESOP and stock-based compensation incurred as the market price of the Company's common stock rose, and a $1.1 million increase in compensation costs related to health insurance partially offset by a $0.7 million decrease in expenses related to the pension plan.
Income Tax Expense. The provision for income taxes was $36.8 million for the fiscal year ended September 30, 2015 compared to $33.0 million for the fiscal year ended September 30, 2014. The provision for fiscal 2015 included $36.7 million of federal income tax provision and $143 thousand of state income tax provision. The provision for fiscal 2014 included $32.6 million of federal income tax provision and $324 thousand of state income tax provision. Our federal effective tax rate increased to 33.6% during fiscal 2015 from 33.1% during fiscal year 2014. Our expected federal effective income tax rate is less than the federal statutory rate of 35.0%, primarily because of our ownership of bank owned life insurance contracts. Non-taxable income on bank owned insurance contracts was $7.3 million during fiscal 2015 and $6.4 million during fiscal 2014.

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
The recorded investment in non-accrual loans in our residential, Core portfolio decreased $11.7 million, or 13%, during the current fiscal year, to $79.4 million at September 30, 2014, compared to a $14.7 million decrease during the fiscal year ended September 30, 2013. At September 30, 2014, the recorded investment in our Core portfolio was $8.82 billion, compared to $8.10 billion at September 30, 2013. During fiscal 2014, Core portfolio net charge-offs were $13.5 million, inclusive of $4.4 million of charge-offs related to loans delinquent more than 1,500 days and $0.9 million of recoveries related to the PMIC partial claim catch-up payment, as compared to net charge-offs of $14.7 million during the fiscal year ended September 30, 2013. The $79.4 million balance at September 30, 2014 includes $35.5 million in troubled debt restructurings which are current but included with non-accrual loans for a minimum period of six months from their restructuring date.
The recorded investment in non-accrual loans in our residential, Home Today portfolio decreased $4.9 million, or 14% during fiscal 2014, to $30.0 million at September 30, 2014 compared to a $6.3 million decrease during the fiscal year ended September 30, 2013. At September 30, 2014, the recorded investment in our Home Today portfolio was $152.0 million, compared to $175.6 million at September 30, 2013. During fiscal 2014, Home Today net charge-offs were $5.7 million, inclusive of $0.9 million of charge-offs related to loans delinquent more than 1,500 days and $0.4 million of recoveries related to the PMIC partial claim catch-up payment, as compared to net charge-offs of $11.5 million during the fiscal year ended September 30, 2013. The $30.0 million balance in Home Today non-accrual loans includes $12.0 million in troubled debt restructurings which are current but included with non-accrual loans for a minimum period of six months from their restructuring date.
The recorded investment in non-accrual home equity loans and lines of credit decreased $3.8 million, or 13%, during fiscal 2014, to $26.2 million at September 30, 2014 compared to a $5.4 million decrease during the fiscal year ended September 30, 2013. The recorded investment in our home equity loans and lines of credit portfolio at September 30, 2014, was $1.70 billion, compared to $1.87 billion at September 30, 2013. During fiscal 2014, home equity loans and lines of credit net charge-offs were $11.0 million as compared to net charge-offs of $18.6 million during the fiscal year ended September 30, 2013. There were no charge-offs related to loans delinquent more than 1,500 days or recoveries due to PMIC claim payments.

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
Net gain on the sale of loans decreased $6.3 million, to $2.0 million during the fiscal year ended September 30, 2014 from $8.3 million during the 2013 fiscal year as a result of $76.0 million in loan sales during the fiscal year ended September 30, 2014 as compared to $349.2 million (which included $276.9 million in fixed- and adjustable-rate first mortgage loans to four private investors) in the fiscal year ended September 30, 2013. There were no sales to private investors in the fiscal year ended September 30, 2014.
Non-Interest Expense. Non-interest expense decreased $2.2 million, or 1%, to $175.5 million for fiscal 2014 when compared to $177.7 million for fiscal 2013. This net reduction occurred as decreases in other operating expenses and federal insurance premiums and assessments exceeded increases in salaries and employee benefits, marketing and real estate owned expense (which includes associated legal and maintenance expenses and the amount of net gains/losses on the disposal of properties). The decrease in other operating expenses primarily reflected lower costs (including loss reimbursements and the cost of negotiated settlements) during fiscal year ended September 30, 2014 related to our portfolio of loans serviced for others. Salaries and employee benefits increased $3.8 million, or 4%, to $90.3 million for the fiscal year ended September 30, 2014 compared to $86.5 million during fiscal year 2013, reflecting normal annual salary merit and cost of living adjustments, higher health care costs and increased expense recognition related to our employee stock ownership plan that occurred as the market price of the Company's common stock rose. Increased real estate owned expense resulted primarily from net losses that were recognized on property disposals in the fiscal year ended September 30, 2014 as compared to net gains in fiscal 2013.
Income Tax Expense. The provision for income taxes was $33.0 million for the fiscal year ended September 30, 2014 compared to $26.4 million for the fiscal year ended September 30, 2013. The provision for fiscal 2014 included $32.6 million of federal income tax provision and $324 thousand of state income tax provision. The provision for fiscal 2013 included $26.2 million of federal income tax provision and $165 thousand of state income tax provision. Our federal effective tax rate increased to 33.0% during fiscal 2014 from 31.9% during fiscal year 2013. Our expected federal effective income tax rate is less than the federal statutory rate of 35.0%, primarily because of our ownership of bank-owned life insurance contracts. Non-taxable income on bank owned insurance contracts was $6.4 million during fiscal 2014 and $6.5 million during fiscal 2013. The impact it has on the federal effective tax rate has decreased in the 2014 fiscal year as a result of increased pre-tax income. Income before income taxes was $98.9 million and $82.4 million during the fiscal years ended 2014 and 2013, respectively.
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

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Association’s Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We generally seek to maintain a minimum liquidity ratio of 5% (which we compute as the sum of cash and cash equivalents plus unencumbered investment securities for which ready markets exist, divided by total assets). For the year ended September 30, 2015, our liquidity ratio averaged 9.56% and was favorably impacted by the strategy to increase income as discussed earlier in the paragraph describing the increase in our investment in FHLB stock included in the Comparison of Financial Condition section. We believe that we had sufficient sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2015.
We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities and the objectives of our asset/liability management program. Excess liquid assets are generally invested in interest-earning deposits and short- and intermediate-term securities.
Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2015, cash and cash equivalents totaled $155.4 million which represented a decrease of 14% from September 30, 2014. The decrease reflects the reinvestment of our most liquid assets into higher yield investment securities and loans.
Investment securities classified as available-for-sale, which provide additional sources of liquidity, totaled $585.1 million at September 30, 2015.
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

During the year ended September 30, 2015, loan sales totaled $160.1 million, which included $27.5 million of loans that qualified under Fannie Mae's HARP II initiative with the remainder comprised of long-term, fixed-rate residential, non-HARP II first mortgage loans, which were sold to Fannie Mae subsequent to the Association's reinstatement as an approved seller. Loans originated under the HARP II initiative are classified as “held for sale” at origination. Loans originated under non-HARP II Fannie Mae compliant procedures are classified as “held for investment” until they are specifically identified for sale. At September 30, 2015, one $0.1 million long-term, fixed-rate residential first mortgage loan was classified as “held for sale”, which qualified under Fannie Mae's HARP II initiative. There were no loan sale commitments outstanding at September 30, 2015.
Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in the Consolidated Financial Statements.
At September 30, 2015, we had $415.9 million in loan commitments outstanding. In addition to commitments to originate loans, we had $1.20 billion in undisbursed home equity lines of credit to borrowers. CDs due within one year of September 30, 2015 totaled $1.56 billion, or 18.8% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, sales of investment securities, other deposit products, including new CDs, brokered CDs, FHLB advances, borrowings from the FRB-Cleveland Discount Window or other collateralized borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the CDs due on or before September 30, 2016. We believe, however, based on past experience, that a significant portion of such deposits will remain with us. Generally, we have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are originating residential mortgage loans and purchasing investments. During the year ended September 30, 2015, we originated $2.34 billion of residential mortgage loans, and during the year ended September 30, 2014, we originated $2.12 billion of residential mortgage loans. We purchased $171.1 million of securities during the year ended September 30, 2015, and $250.8 million during the year ended September 30, 2014.
Financing activities consist primarily of changes in deposit accounts, changes in the balances of principal and interest owed on loans serviced for others, FHLB advances and borrowings from the FRB-Cleveland Discount Window. We experienced a net decrease in total deposits of $368.0 million during the year ended September 30, 2015, which reflected the active management of the offered rates on maturing CDs, compared to a net increase of $189.4 million during the year ended September 30, 2014. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. The net decrease in total deposits during the year ended September 30, 2015, was partially offset by the $163.4 million increase in the balance of brokered CDs, to $520.1 million, from $356.7 million at September 30, 2014. During the year ended September 30, 2014 the balance of brokered CDs increased by $343.7 million. Principal and interest owed on loans serviced for others decreased $5.2 million to $49.5 million during the year ended September 30, 2015 compared to a net decrease of $21.1 million to $54.7 million during the year ended September 30, 2014. During the year ended September 30, 2015, we increased our advances from the FHLB of Cincinnati by $1.03 billion, as we replaced our net savings outflow, funded new loan originations and actively managed our liquidity ratio. During the year ended September 30, 2014, our advances from the FHLB of Cincinnati increased by $393.5 million.
Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of Cincinnati and the FRB-Cleveland Discount Window, each of which provides an additional source of funds. Additionally, in evaluating funding alternatives, we may participate in the brokered CDs market. At September 30, 2015 we had $2.17 billion of FHLB of Cincinnati advances and no outstanding borrowings from the FRB-Cleveland Discount Window. Additionally, at September 30, 2015 we had $520.1 million of brokered CDs. During the year ended September 30, 2015, we had average outstanding advances from the FHLB of Cincinnati of $2.31 billion as compared to average outstanding advances of $974.6 million during the year ended September 30, 2014. In addition to funding the growth of our loan and investments portfolios, the significant increase in the balance of average outstanding advances during the current period reflects the impact of the strategy to increase net income as discussed earlier in the Comparison of Financial Condition section. At September 30, 2015 we had the ability to immediately borrow an additional $584.5 million from the FHLB of Cincinnati and $116.8 million from the FRB-Cleveland Discount Window. From the perspective of collateral value securing FHLB of Cincinnati advances, our capacity limit for additional borrowings beyond the immediately available limits at September 30, 2015 was $3.64 billion, subject to satisfaction of the FHLB of Cincinnati common stock ownership requirement. To satisfy the common stock ownership requirement, we would have to increase our ownership of FHLB of Cincinnati common stock by an additional $72.9 million. During the 2015 fiscal year, we purchased an additional $29.1 million of FHLB of Cincinnati common stock. Substantially all of the additional purchases arose in connection with the previously described strategy to increase net income.
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

As of September 30, 2015, the Association exceeded all regulatory capital requirements to be considered "Well Capitalized".
Prior to its July 21, 2011 merger into the OCC, the OTS issued, effective February 7, 2011, memoranda of understanding covering the Association, Third Federal Savings, MHC and the Company. On December 22, 2012, the Association's primary regulator terminated the MOU applicable to the Association. On April 1, 2014, the FRS, the primary regulator for Third Federal Savings, MHC and the Company, terminated the MOUs applicable to Third Federal Savings, MHC and the Company. The items in the MOUs applicable to Third Federal Savings, MHC and the Company during the year ended September 30, 2014, pertained to plans for new debt, dividends or stock repurchases and the further refinement and enhancement of our enterprise risk management processes. Specifically, the Company was required to submit a written request for non-objection to the FRS at least 45 days prior to the anticipated date of proposed debt, dividend or capital distribution (e.g. stock repurchase) transactions and without the receipt of a written non-objection from the FRS, was prohibited from consummating any such proposed transaction. On September 26, 2013, the Company announced that it had received the FRS's written non-objection to the resumption of its fourth stock repurchase plan that, at that time, had 2,156,250 shares of its outstanding common stock remaining to be purchased under the terms of the plan. Repurchases of those shares were completed during the quarter ended December 31, 2013. Concurrently with the April 4, 2014 announcement of the termination of the MOUs enforced by the FRS, the Company announced its fifth stock repurchase plan, covering 5,000,000 shares. The fifth repurchase plan was completed on September 17, 2014. On September 9, 2014, the Company announced its sixth stock repurchase program, covering 10,000,000 shares. The sixth stock repurchase plan was completed on August 3, 2015. Repurchases under the seventh stock repurchase authorization, covering 10,000,000 shares and which was announced on July 30, 2015, began on August 4, 2015. There were 1,890,000 shares repurchased under the seventh authorized program between its start date and September 30, 2015.
In addition to the operational liquidity considerations described above, which are primarily those of the Association, the Company, as a separate legal entity, also monitors and manages its own, parent company only liquidity which provides the source of funds necessary to support all of the parent company's stand-alone operations, including its capital distribution strategies which encompass its share repurchase and dividend payment programs. The Company's primary source of liquidity is dividends received from the Association. The amount of dividends that the Association may declare and pay to the Company in any calendar year, without the receipt of prior approval from the OCC but with prior notice to the FRB-Cleveland, cannot exceed net income for the current calendar year-to-date period plus retained net income (as defined) for the preceding two calendar years, reduced by prior dividend payments made during those periods. During the year ended September 30, 2015 the Company received a $66 million dividend from the Association and repurchased $172.5 million of common stock. During each of the four quarters ending June 30, 2015, the Company's Board of Directors declared and paid $0.07 per share dividends. Third Federal Savings, MHC received, on July 31, 2014, the approval of its members (depositors and certain loan customers of the Association) with respect to the waiver of dividends, and subsequently received the non-objection of the FRB-Cleveland, to waive receipt of dividends on the Company’s common stock that Third Federal Savings, MHC owned, up to $0.28 per share during the 12 months ending July 31, 2015. Third Federal Savings, MHC waived its right to receive each of the four $0.07 per share dividend payments. During the year ended September 30, 2015, common stock dividends paid by the Company totaled $19.5 million. On August 5, 2015, at a special meeting of members of Third Federal Savings, MHC, the members voted to approve Third Federal Savings, MHC's proposed waiver of dividends, aggregating up to $0.40 per share, to be declared on the Company’s common stock during the four quarters ending June 30, 2016. Following the receipt of the members’ approval at the August 5, 2015 special meeting, Third Federal Savings, MHC filed a notice with, and subsequently received the non-objection of the FRB-Cleveland, to waive receipt of dividends on the Company’s common stock. Third Federal Savings, MHC waived its right to receive a $0.10 per share dividend payment on September 22, 2015.
At September 30, 2015, the Company had, in the form of cash and a demand loan from the Association, $35.8 million of funds readily available to support its stand-alone operations. Additionally, the Company has received the non-objection of its regulators for the Association to pay a special dividend of $150.0 million to the Company. This amount is equal to the voluntary contribution of capital that the Company made to the Association in October 2010. On November 6, 2015, the Association paid $50.0 million of this special dividend to the Company. It is expected that payment of the remaining $100.0 million special dividend will be made later in the fiscal year ended September 30, 2016. Because of its intercompany nature, this future dividend payment will have no impact on the Company's capital ratios or its consolidated statement of condition but will reduce the Association's reported capital ratios.
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
The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at September 30, 2015. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments due by period
Contractual Obligations	Less than One year		One to Three years	Three to Five years	More than Five years	Total
	(In thousands)
FHLB advances(1)	$780,960		$475,000	$805,294	$107,373	$2,168,627
Operating leases	5,058		9,306	5,642	5,058	25,064
Certificates of deposit(1)	1,559,149		2,796,693	1,231,096	93,474	5,680,412
Private equity investments	12,941		—	—	—	12,941
Total	$2,358,108		$3,280,999	$2,042,032	$205,905	$7,887,044
Commitments to extend credit	$1,807,957	(2)	$—	$—	$—	$1,807,957
______________________

(1)	Includes accrued interest payable, computed on an actual days outstanding basis, at September 30, 2015.

(2)	Includes the unused portion (including commitments for accounts suspended as a result of material default or a decline in equity) of home equity lines of credit of $1.36 billion.
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
Pending as of September 30, 2015
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
In January 2014, the FASB issued ASU 2014-04, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40), Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, to reduce diversity by clarifying when an in-substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The only impact of these amendments on the Company's consolidated financial statements will be an additional disclosure in the Loan and Allowance for Loan Losses footnote. The Company's timing for derecognition of the receivable and the recognition of the real estate property clarified in these amendments will not change as a result of this amendment.
Adopted in fiscal year ended September 30, 2015
FASB ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects, which was issued in January 2014, permits entities to make an accounting policy election to account for investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statements as a component of income tax expense or benefit. The company early adopted the amendments in ASC 323-740 related to investments in Qualified Affordable Housing Projects for quarter ended March 31, 2015, to utilize the proportional amortization method for a recent tax credit investment. The adoption of ASU 2014-1 did not have a material impact on the Company's consolidated financial statements. Related disclosures are included in Note 7. Income Taxes.
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
During the fiscal year ended September 30, 2015, $160.1 million of agency-compliant, long-term, fixed-rate mortgage loans were sold on a servicing retained basis, and, at September 30, 2015, $0.1 million of agency-compliant, long-term, fixed-rate residential first mortgage loans were classified as “held for sale”. Of the loan sales during fiscal 2015, $27.5 million was comprised of long-term, (15 to 30 years), fixed-rate first mortgage loans which were sold under Fannie Mae's HARP II program, and $132.6 million was comprised of long-term (15 to 30 years), fixed-rate first mortgage loans which had been originated under our revised procedures and were sold to Fannie Mae under our re-instated seller contract, as described in the next paragraph. At September 30, 2015, we had no outstanding loan sales commitments.
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
Economic Value of Equity. Using customized modeling software, the Association prepares periodic estimates of the amounts by which the net present value of its cash flows from assets, liabilities and off-balance sheet items (the institution’s economic value of equity or EVE) would change in the event of a range of assumed changes in market interest rates. The simulation model uses a discounted cash flow analysis and an option-based pricing approach in measuring the interest rate sensitivity of EVE. The model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumption that instantaneous changes (measured in basis points) occur at all maturities along the United States Treasury yield curve and other relevant market interest rates. A basis point equals one, one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 2% to 3% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. The model is tailored specifically to our organization, which, we believe, improves its predictive accuracy. The following table presents the estimated changes in the Association’s EVE at September 30, 2015 that would result from the indicated instantaneous changes in the United States Treasury yield curve and other relevant market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Change in Interest Rates (basis points) (1)	Estimated EVE (2)	Estimated Increase (Decrease) in EVE		EVE as a Percentage of Present Value of Assets (3)
				EVE Ratio (4)	Increase (Decrease) (basis points)
		Amount	Percent
	(Dollars in thousands)
+300	$1,658,638	$(563,195)	(25.35)%	14.40%	(297)
+200	1,897,224	(324,609)	(14.61)%	15.86%	(151)
+100	2,099,033	(122,800)	(5.53)%	16.93%	(44)
0	2,221,833	—	—%	17.37%	—
-100	2,160,918	(60,915)	(2.74)%	16.59%	(78)
_________________

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at September 30, 2015, in the event of an increase of 200 basis points in all interest rates, the Association would experience a 14.61% decrease in EVE. In the event of a 100 basis point decrease in interest rates, the Association would experience a 2.74% decrease in EVE.
The following table is based on the calculations contained in the previous table, and sets forth the change in the EVE at a +200 basis point rate of shock at September 30, 2015, with comparative information as of September 30, 2014. By regulation the Association must measure and manage its interest rate risk for interest rate shocks relative to established risk tolerances in EVE.

	At September 30,
Risk Measure (+200 bp Rate Shock)	2015	2014
Pre-Shock EVE Ratio	17.37%	18.46%
Post-Shock EVE Ratio	15.86%	16.37%
Sensitivity Measure in basis points	(151)	(209)
Percentage Change in EVE Ratio	(14.61)%	(17.36)%
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
Accordingly, although the EVE tables provide an indication of our interest rate risk exposure as of the indicated dates, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our EVE and will differ from actual results. In addition to our core business activities, which primarily sought to originate Smart Rate (adjustable) and 10-year fixed-rate loans funded by borrowings from the FHLB and intermediate term CDs (including brokered CDs), and which generally had a favorable impact on our IRR profile, the impact of three other items resulted in the 2.75% improvement in the Percentage Change in EVE measure at September 30, 2015, when compared to the measure at September 30, 2014. While our core business activities, as described earlier in this paragraph, improved our Percentage Change in EVE by 0.97%, the most significant factor contributing to the overall improvement was the change in market interest rates. Since September 30, 2014, the change in market interest rates ranged from an increase of six basis points for the two year term to a decrease of 40 basis points for the five year term and a decrease of 45 basis points for the ten-year term. The changes in interest rates resulted in an improvement of 3.47% in the Percentage Change in EVE. Partially offsetting the beneficial impacts of the changes in market interest rates and the balance sheet repositioning was the impact of the $66 million cash dividend that the Association paid to the Company. Because of its intercompany nature, this payment had no impact on the Company's capital position, or the Company's overall IRR profile but reduced the Association's regulatory capital and regulatory capital ratios and negatively impacted the Association's Percentage Change in EVE by approximately 0.41%. Additionally, numerous modifications and enhancements to our modeling assumptions and methodologies, which are continually challenged and evaluated, have been implemented since September 30, 2014 and, on a net basis, negatively impacted the Association's Percentage Change in EVE by 1.28%. These changes primarily impacted the estimated timing of cash flows related to our Smart Rate portfolio of adjustable rate, first mortgage loans, and attempt to more closely align the model’s projections with our historical experience for those products. The IRR simulation results presented above were in line with management's expectations and were within the risk limits established by our Board of Directors.
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

Earnings at Risk. In addition to EVE calculations, we use our simulation model to analyze the sensitivity of our net interest income to changes in interest rates (the institution’s EaR). Net interest income is the difference between the interest income that we earn on our interest-earning assets, such as loans and securities, and the interest that we pay on our interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what our net interest income would be for prospective 12 and 24 month periods using customized (based on our portfolio characteristics) assumptions with respect to loan prepayment rates, default rates and deposit decay rates, and the implied forward yield curve as of the market date for assumptions as to projected interest rates. We then calculate what the net interest income would be for the same period in the event of instantaneous changes in market interest rates. The simulation process is subject to continual enhancement, modification, refinement and adaptation in order that it might most accurately reflect our current circumstances, factors and expectations. As of September 30, 2015, we estimated that our EaR for the 12 months ending September 30, 2016 would decrease by 2.6% in the event of an instantaneous 200 basis point increase in market interest rates. As is the case with any model that projects future results, the further into the future that the model extends, the less precise/reliable the results become. As of September 30, 2015, we also estimated that our EaR for a second 12 month period ending September 30, 2017, would decrease by 3.1% in the event of an instantaneous 200 basis point increase in market interest rates. At September 30, 2015, the IRR simulations results were in line with management's expectations and were within the risk limits established by our Board of Directors.
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
EVE is considered as a point in time calculation with a "liquidation" view of the Association where all the cash flows (including interest, principal and prepayments) are modeled and discounted using discount factors derived from the current market yield curves. It provides a long term view and helps to define changes in equity and duration as a result of changes in interest rates. On the other hand, EaR is based on balance sheet projections going one year and two year forward and assumes new business volume and pricing to calculate net interest income under different interest rate environments. EaR is calculated to determine the sensitivity of net interest income under different interest rate scenarios. With each of these models specific policy limits have been established that are compared with the actual month end results. These limits have been approved by the Association's Board of Directors and are used as benchmarks to evaluate and moderate interest rate risk. In the event that there is a breach of policy limits, management is responsible for taking such action, similar to those described under the preceding heading of General, as may be necessary in order to return the Association's interest rate risk profile to a position that is in compliance with the policy. At September 30, 2015 the IRR profile as disclosed above did not breach our internal limits.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2015. In making this assessment, the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) was utilized. Based on this assessment, management believes that, as of September 30, 2015, the Company’s internal control over financial reporting is effective at the reasonable assurance level.
The Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting.
The Sarbanes-Oxley Act Section 302 Certifications have been filed as Exhibit 31.1 and Exhibit 31.2 to this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
TFS Financial Corporation
Cleveland, OH

We have audited the internal control over financial reporting of TFS Financial Corporation and subsidiaries (the "Company") as of September 30, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report Regarding Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 30, 2015 of the Company and our report dated November 25, 2015, expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Cleveland, OH
November 25, 2015

Item 9B.	Other Information
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Incorporated by reference from the Notice of Annual Meeting and Proxy Statement for the 2016 Annual Meeting of Shareholders (the “Proxy Statement”) sections entitled “Proposal One: Election of Directors,” “Executive Compensation,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance.” Such information will be filed with the SEC no later than 120 days after the end of the fiscal year covered by this report.
The table below sets forth information, as of September 30, 2015, regarding our executive officers other than Mr. Stefanski and Ms. Weil.

Name	Title	Age
David S. Huffman	Chief Financial Officer	63
Paul J. Huml	Chief Accounting Officer Chief Operating Officer, the Company	56
Anna Maria P. Motta	Chief Information Officer, the Association	56
Judith Z. Adam	Chief Risk Officer	60
Cathy W. Zbanek	Chief Marketing and Human Resources Officer, the Association	42
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
Anna Maria P. Motta joined the Association in 1989 and was named Chief Information Officer in 2014.  During her time with the Association, Ms. Motta has managed a number of different operational areas including Northeast Ohio Retail Operations, Customer Service, Internet Services, Loan Servicing, Default Servicing, Deposit Operations, and Information Services. Ms. Motta’s more than 30 years in the banking industry also included serving as Treasurer of ParkView Federal Savings and Loan, in Cleveland, Ohio, from 1987 to 1989.
Judith Z. Adam joined the Association in 2000 and was named Chief Risk Officer in 2015. During her time with the Association, Ms. Adam has managed the Accounting, Internet Services and Loan Production teams. Ms. Adam’s 29 years in the banking industry have included serving in various accounting roles at TransOhio Savings Bank and Metropolitan Bank & Trust.
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
The Company’s only equity compensation program that was not approved by shareholders is its employee stock ownership plan, which was established in conjunction with our initial stock offering completed in April 2007.
The following table provides information as of September 30, 2015 regarding our 2008 Equity Incentive Plan that was approved by shareholders on May 29, 2008:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Rights and Warrants	Weighted-Average Exercise Price of Outstanding Options, Rights and Warrants		Number of Shares Remaining Available for Future Issuance Under the Plan
Equity Compensation Plans
Approved by Stockholders	8,208,395	$10.07	(1)	11,815,024
Equity Compensation Plans
Not Approved by Stockholders	N/A	N/A		N/A
Total	8,208,395	$10.07	(1)	11,815,024
 ______________________

(1)
Weighted-Average Exercise Price of Outstanding Options, Rights and Warrants is calculated using 1,264,625 shares of restricted stock awards at $0.00 and 6,943,770 shares of stock option awards at $11.91.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)(1) Financial Statements
The following documents are filed as part of this Annual Report on Form 10-K:

a.	The consolidated financial statements of TFS Financial Corporation and subsidiaries contained in Part II, Item 8 of this Annual Report on Form 10-K:

•	Consolidated Statements of Condition as of September 30, 2015 and 2014;

•	Consolidated Statements of Income for the years ended September 30, 2015, 2014 and 2013;

•	Consolidated Statements of Comprehensive Income for the years ended September 30, 2015, 2014 and 2013;

•	Consolidated Statements of Shareholders' Equity for the years ended September 30, 2015, 2014 and 2013,

•	Consolidated Statements of Cash Flows for the years ended September 30, 2015, 2014 and 2013; and

•	Notes to the Consolidated Financial Statements
b. The exhibits listed in the Exhibits Index beginning on Page 132 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
TFS Financial Corporation
Cleveland, OH

We have audited the accompanying consolidated statements of condition of TFS Financial Corporation and subsidiaries (the "Company") as of September 30, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TFS Financial Corporation and subsidiaries as of September 30, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 30, 2015, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 25, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Cleveland, OH
November 25, 2015

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION
As of September 30, 2015 and 2014
(In thousands, except share data)

	2015	2014
ASSETS
Cash and due from banks	$22,428	$26,886
Other interest-earning cash equivalents	132,941	154,517
Cash and cash equivalents	155,369	181,403
Investment securities available for sale (amortized cost $582,091 and $570,549, respectively)	585,053	568,868
Mortgage loans held for sale, at lower of cost or market ($0 and $4,570 measured at fair value, respectively)	116	4,962
Loans held for investment, net:
Mortgage loans	11,245,557	10,708,483
Other loans	3,468	4,721
Deferred loan expenses (fees), net	10,112	(1,155)
Allowance for loan losses	(71,554)	(81,362)
Loans, net	11,187,583	10,630,687
Mortgage loan servicing assets, net	9,988	11,669
Federal Home Loan Bank stock, at cost	69,470	40,411
Real estate owned, net	17,492	21,768
Premises, equipment, and software, net	57,187	56,443
Accrued interest receivable	32,490	31,952
Bank owned life insurance contracts	195,861	190,152
Other assets	58,277	64,880
TOTAL ASSETS	$12,368,886	$11,803,195
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$8,285,858	$8,653,878
Borrowed funds	2,168,627	1,138,639
Borrowers’ advances for insurance and taxes	86,292	76,266
Principal, interest, and related escrow owed on loans serviced	49,493	54,670
Accrued expenses and other liabilities	49,246	40,285
Total liabilities	10,639,516	9,963,738
Commitments and contingent liabilities
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 332,318,750 shares issued; 290,882,379 and 301,654,581 outstanding at September 30, 2015 and September 30, 2014, respectively	3,323	3,323
Paid-in capital	1,707,629	1,702,441
Treasury stock, at cost; 41,436,371 and 30,664,169 shares at September 30, 2015 and September 30, 2014, respectively	(548,557)	(379,109)
Unallocated ESOP shares	(61,751)	(66,084)
Retained earnings—substantially restricted	641,791	589,678
Accumulated other comprehensive loss	(13,065)	(10,792)
Total shareholders’ equity	1,729,370	1,839,457
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,368,886	$11,803,195
See accompanying notes to consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For each of the three years in the period ended September 30, 2015
(In thousands, except share and per share data)

	2015	2014	2013
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$369,302	$363,409	$376,840
Investment securities available for sale	9,571	9,212	4,941
Other interest and dividend earning assets	4,604	2,063	2,191
Total interest and dividend income	383,477	374,684	383,972
INTEREST EXPENSE:
Deposits	93,526	93,178	111,408
Borrowed funds	19,824	10,073	4,011
Total interest expense	113,350	103,251	115,419
NET INTEREST INCOME	270,127	271,433	268,553
PROVISION FOR LOAN LOSSES	(3,000)	19,000	37,000
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	273,127	252,433	231,553
NON-INTEREST INCOME:
Fees and service charges, net of amortization	7,972	9,266	8,921
Net gain on the sale of loans	4,519	2,031	8,267
Increase in and death benefits from bank owned life insurance contracts	7,324	6,439	6,464
Other	4,445	4,164	4,816
Total non-interest income	24,260	21,900	28,468
NON-INTEREST EXPENSE:
Salaries and employee benefits	95,638	90,333	86,471
Marketing services	19,904	14,256	12,983
Office property, equipment, and software	22,048	20,694	21,009
Federal insurance premium and assessments	11,135	9,911	13,019
State franchise tax	5,914	6,503	6,627
Real estate owned expense, net	9,705	9,337	6,724
Other operating expenses	23,648	24,442	30,827
Total non-interest expense	187,992	175,476	177,660
INCOME BEFORE INCOME TAXES	109,395	98,857	82,361
INCOME TAX EXPENSE	36,804	32,966	26,402
NET INCOME	$72,591	$65,891	$55,959
Earnings per share—basic and diluted	$0.25	$0.22	$0.18
Weighted average shares outstanding
Basic	289,935,861	298,974,062	301,832,758
Diluted	292,210,417	300,556,767	302,746,766
See accompanying notes to consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For each of the three years in the period ended September 30, 2015
(In thousands)

	2015	2014	2013
Net income	$72,591	$65,891	$55,959
Other comprehensive income (loss), net of tax:
Change in net unrealized gain (loss) on securities available for sale	3,018	1,044	(4,746)
Change in pension obligation	(5,291)	(3,232)	2,058
Total other comprehensive loss	(2,273)	(2,188)	(2,688)
Total comprehensive income	$70,318	$63,703	$53,271
See accompanying notes to consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For each of the three years in the period ended September 30, 2015
(In thousands, except share and per share data)

	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at September 30, 2012	$3,323	1,691,884	(280,937)	(74,751)	473,247	(5,916)	$1,806,850
Comprehensive income
Net income	—	—	—	—	55,959	—	55,959
Other comprehensive loss, net of tax	—	—	—	—	—	(2,688)	(2,688)
ESOP shares allocated or committed to be released	—	166	—	4,333	—	—	4,499
Compensation costs for stock-based plans	—	6,703	—	—	—	—	6,703
Treasury stock allocated to restricted stock plan	—	(2,383)	2,722	—	(185)	—	154
Balance at September 30, 2013	$3,323	1,696,370	(278,215)	(70,418)	529,021	(8,604)	$1,871,477
Comprehensive income
Net income	—	—	—	—	65,891	—	65,891
Other comprehensive loss, net of tax	—	—	—	—	—	(2,188)	(2,188)
ESOP shares allocated or committed to be released	—	1,221	—	4,334	—	—	5,555
Compensation costs for stock-based plans	—	6,862	—	—	—	—	6,862
Excess tax benefit from stock-based compensation	—	91	—	—	—	—	91
Purchase of treasury stock (7,770,300 shares)	—	—	(103,085)	—	—		(103,085)
Treasury stock allocated to restricted stock plan	—	(2,103)	2,191	—	(348)	—	(260)
Dividends paid to common shareholders ($0.07 per common share)	—	—	—	—	(4,886)	—	(4,886)
Balance at September 30, 2014	$3,323	1,702,441	(379,109)	(66,084)	589,678	(10,792)	$1,839,457
Comprehensive income
Net income	—	—	—	—	72,591	—	72,591
Other comprehensive loss, net of tax	—	—	—	—	—	(2,273)	(2,273)
ESOP shares allocated or committed to be released	—	2,284	—	4,333	—	—	6,617
Compensation costs for stock-based plans	—	7,363	—	—	—	—	7,363
Excess tax benefit from stock-based compensation	—	1,582	—	—	—	—	1,582
Purchase of treasury stock (11,275,950 shares)	—	—	(172,366)	—	—	—	(172,366)
Treasury stock allocated to restricted stock plan	—	(6,041)	2,918	—	(988)	—	(4,111)
Dividends paid to common shareholders ($0.31 per common share)	—	—	—	—	(19,490)	—	(19,490)
Balance at September 30, 2015	$3,323	1,707,629	(548,557)	(61,751)	641,791	(13,065)	$1,729,370
See accompanying notes to consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For each of the three years in the period ended September 30, 2015
(In thousands)

	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$72,591	$65,891	$55,959
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	13,980	12,157	11,356
Depreciation and amortization	17,453	13,285	21,315
Deferred income taxes	9,185	9,659	6,486
Provision for loan losses	(3,000)	19,000	37,000
Net gain on the sale of loans	(4,519)	(2,031)	(8,267)
Net gain on the sale of securities	—	(276)	—
Other net losses (gains)	2,962	2,529	(756)
Principal repayments on and proceeds from sales of loans held for sale	27,815	27,475	74,170
Loans originated for sale	(27,011)	(27,907)	(65,545)
Increase in and death benefits for bank owned life insurance contracts	(6,491)	(6,449)	(6,468)
Net (increase) decrease in interest receivable and other assets	(2,173)	(2,392)	16,908
Net increase (decrease) in accrued expenses and other liabilities	1,014	(7,537)	(1,739)
Other	296	104	391
Net cash provided by operating activities	102,102	103,508	140,810
CASH FLOWS FROM INVESTING ACTIVITIES:
Loans originated	(2,760,277)	(2,425,032)	(2,459,635)
Principal repayments on loans	2,052,276	1,783,108	2,369,786
Proceeds from sales, principal repayments and maturities of:
Securities available for sale	153,945	157,389	206,388
Proceeds from sale of:
Loans	133,456	48,564	282,221
Real estate owned	25,134	25,738	25,817
Purchases of:
FHLB Stock	(29,059)	(4,791)	—
Securities available for sale	(171,125)	(250,832)	(276,454)
Premises and equipment	(5,522)	(2,816)	(2,819)
Other	784	25	(116)
Net cash (used in) provided by in investing activities	(600,388)	(668,647)	145,188
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(368,020)	189,379	(516,920)
Net increase in borrowers' advances for insurance and taxes	10,026	4,878	3,524
Net decrease in principal and interest owed on loans serviced	(5,177)	(21,075)	(51,794)
Net increase (decrease) in short-term borrowed funds	444,830	(5,430)	(52,732)
Proceeds from long-term borrowed funds	600,294	450,000	320,000
Repayment of long-term borrowed funds	(15,136)	(51,048)	(10,342)
Purchase of treasury shares	(172,546)	(101,363)	—
Excess tax benefit related to stock-based compensation	1,582	91	—
Acquisition of treasury shares through net settlement	(4,111)	—	—
Dividends paid to common shareholders	(19,490)	(4,886)	—
Net cash provided by (used in) in financing activities	472,252	460,546	(308,264)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(26,034)	(104,593)	(22,266)
CASH AND CASH EQUIVALENTS—Beginning of year	181,403	285,996	308,262
CASH AND CASH EQUIVALENTS—End of year	$155,369	$181,403	$285,996
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest on deposits	$93,093	$92,143	$111,707
Cash paid for interest on borrowed funds	18,994	9,503	3,743
Cash paid for income taxes	22,533	25,100	19,642
SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to real estate owned	23,761	27,000	27,741
Transfer of loans from held for investment to held for sale	127,066	48,088	337,009
Transfer of loans from held for sale to held for investment	—	—	155,028
Treasury stock issued for stock benefit plans	7,041	—	—
See accompanying notes to consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the years ended September 30, 2015, 2014, and 2013
(Dollars in thousands unless otherwise indicated)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business—TFS Financial Corporation, a federally chartered stock holding company, conducts its principal activities through its wholly owned subsidiaries. The principal line of business of the Company is retail consumer banking, including mortgage lending, deposit gathering, and other insignificant financial services. Third Federal Savings and Loan Association of Cleveland, MHC, its federally chartered mutual holding company parent, owned 78.08% of the outstanding shares of common stock of the Company at September 30, 2015.
The Company’s primary operating subsidiaries include the Association and Third Capital, Inc. The Association is a federal savings association, which provides retail loan and savings products to its customers in Ohio and Florida, through its 38 full-service branches, eight loan production offices, customer service call center and internet site. The Association also provides savings products and first mortgage refinance loans and home equity lines of credit in states outside of its branch footprint. Third Capital, Inc. was formed to hold non-thrift investments and subsidiaries, which include a limited liability company that acquires and manages commercial real estate.
The accounting and reporting policies of TFS Financial Corporation and its subsidiaries conform to accounting principles generally accepted in the United States of America and to general practices within the thrift industry.
In preparing the accompanying consolidated financial statements, subsequent events were evaluated through the time the consolidated financial statements were issued. Other than as disclosed in Note 3, no material subsequent events have occurred requiring recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.
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
Investment Securities—Securities are all classified as available for sale. Securities held as available for sale are reported at fair value, with unrealized gains and losses, net of tax, reported as a component of AOCI. Management determines the appropriate classification of securities based on the intent and ability at the time of purchase.
Gains and losses on the sale of investment and mortgage-backed securities available for sale are computed on a specific identification basis. Purchases and sales of securities are accounted for on a trade-date or settlement-date basis, depending on the settlement terms.
A decline in the fair value of any available for sale security, below cost, that is deemed to be other than temporary, results in a reduction in the carrying amount to fair value. The impairment loss is bifurcated between that related to credit loss which is recognized in non-interest income and that related to all other factors which is recognized in other comprehensive income. To determine whether an impairment is other than temporary, the Company considers, among other things, the duration and extent to which the fair value of an investment is less than its cost, changes in value subsequent to year end, forecast performance of the issuer, and whether the Company has the intent to hold the investment until market price recovery, or, for debt securities, whether the Company has the intent to sell the security or more likely than not will be required to sell the debt security before its anticipated recovery.
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
Servicing fee income net of amortization and other loan fees collected on loans serviced for others are included in Fees and service charges, net of amortization on the consolidated financial statements.
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
Loans are classified as TDRs when the original contractual terms are restructured to provide a concession to a borrower experiencing financial difficulty under terms that would not otherwise be available and the restructuring is the result of an agreements between the Company and the borrower or is imposed by a court or law. Concessions granted in TDRs may include a reduction of the stated interest rate, a reduction or forbearance of principal, an extension of the maturity date, a significant delay in payments, the removal of one or more borrowers from the obligation, or any combination of these.
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
For further discussion on the allowance for loan losses, non-accrual, impairment, and TDRs, see Note 5. Loans and Allowance for Loan Losses.
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
Premises, Equipment, and Software—Depreciation and amortization of premises, equipment and software is computed on a straight-line basis over the estimated useful lives of the related assets. Estimated lives are 31.5 years for office facilities and three to 10 years for equipment and software. Amortization of leasehold improvements is computed on a straight-line basis over 10 years.
Bank Owned Life Insurance—Life insurance is provided under both whole and split dollar life insurance agreements. Policy premiums were prepaid and the Company will recover the premiums paid from the proceeds of the policies. The Company recognizes death benefits and growth in the cash surrender value of the policies in other non-interest income.
Goodwill—The excess of purchase price over the fair value of net assets of acquired companies is classified as goodwill and reported in Other Assets. Goodwill was $9,732 at September 30, 2015 and 2014. Goodwill is reviewed for impairment on an annual basis as of September 30. No impairment was identified as of September 30, 2015 or 2014.
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
Earnings per Share—Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding. Outstanding shares include shares sold to subscribers, shares held by the Third Federal Foundation, shares of the Employee Stock Ownership Plan which have been allocated or committed to be released for allocation to participants, and shares held by Third Federal Savings, MHC. Unvested shares awarded in the Company's restricted stock plans are treated as participating securities as they contain nonforfeitable rights to dividends and are not included in the number of shares in the computation of EPS. The two-class method is an earnings allocation that determines EPS for each class of common stock and participating security.
Diluted earnings per share is computed using the same method as basic earnings per share, but the weighted-average number of shares reflects the potential dilution, if any, of unexercised stock options and unvested shares of restricted stock units that could occur if stock options were exercised and restricted stock units were issued and converted into common stock. These potentially dilutive shares would then be included in the number of weighted-average number of shares outstanding for the period using the treasury stock method. At September 30, 2015, 2014 and 2013, potentially dilutive shares include stock options and restricted stock units issued through stock-based compensation plans.

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
In August, 2015 the sixth repurchase program allowing the repurchase of up to 10,000,000 shares of TFS Financial Corporation's outstanding common stock, which was originally authorized by the Board of Directors in September, 2014, was completed. The Board of Directors authorized a seventh repurchase program for the repurchase of 10,000,000 shares in July, 2015. A total of 11,275,950 shares were repurchased during the year ended September 30, 2015. 7,770,300 shares were repurchased during the year ended September 30, 2014. At September 30, 2015, there were 8,110,000 shares remaining to be purchased under the seventh repurchase program. The Company previously repurchased 31,300,000 shares of the Company’s common stock as part of the first five previous Board of Directors-approved share repurchase programs. In total, the Company has repurchased 43,190,000 shares of the Company's common stock as of September 30, 2015.
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
Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios (set forth in table below) of common equity Tier 1, Tier 1, and Total capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital (as defined) to net average assets (as defined). The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet assets to broad risk categories. At September 30, 2015, the Association exceeded all regulatory capital requirements and is considered “well capitalized” under regulatory guidelines.
The following table summarizes the actual capital amounts and ratios of the Association as of September 30, 2015 and 2014, compared to the minimum capital adequacy requirements and the requirements for classification as a well capitalized institution.

			Minimum Requirements
	Actual		For Capital Adequacy Purposes		To be “Well Capitalized” Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2015
Total Capital to Risk-Weighted Assets	$1,677,809	22.92%	$585,520	8.00%	$731,900	10.00%
Tier 1 (Leverage) Capital to Net Average Assets	1,606,251	12.78%	502,584	4.00%	628,230	5.00%
Tier 1 Capital to Risk-Weighted Assets	1,606,251	21.95%	439,140	6.00%	585,520	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,606,237	21.95%	329,355	4.50%	475,735	6.50%
September 30, 2014
Total Capital to Risk-Weighted Assets	$1,665,477	25.25%	$527,702	8.00%	$659,627	10.00%
Core Capital to Adjusted Tangible Assets	1,584,115	13.47%	470,513	4.00%	588,141	5.00%
Tier 1 Capital to Risk-Weighted Assets	1,584,115	24.02%	N/A	N/A	395,776	6.00%

The following table reconciles the Association’s total capital under GAAP to reported regulatory capital amounts as of September 30, 2015 and 2014.

	2015	2014
Total capital as reported under GAAP	$1,597,791	$1,579,573
Goodwill and intangible software (1)	(4,619)	(6,250)
AOCI related to pension obligation	14,991	9,699
Other (1)	(1,926)	1,093
Total common equity tier 1 capital (1)	1,606,237	N/A
Includable minority interest (1)	14	—
Total tier 1 and core capital (1)	1,606,251	1,584,115
Includable minority interest (1)	4	—
Allowable allowance for loan losses	71,554	81,362
Total capital (1)	$1,677,809	$1,665,477

(1)
As of September 30, 2014, capital was calculated using the regulatory capital methodology applicable to the Association prior to January 1, 2015. As of September 30, 2015, capital was calculated using the regulatory capital methodology applicable to the Association beginning January 1, 2015. Please refer to Part I, Item 1, Business, Federal Banking Regulation, Capital Requirements for a detailed discussion of the new Basel III rules.

The Association paid a dividend of $66,000 and $85,000 to the Company during the years ended September 30, 2015 and September 30, 2014, respectively. Additionally, the Company has received the non-objection of its regulators for the Association to pay a special dividend of $150,000 to the Company. This amount is equal to the voluntary contribution of capital that the Company made to the Association in October 2010. On November 6, 2015, the Association paid $50,000 of this special dividend to the Company. It is expected that payment of the remaining $100,000 special dividend will be made later in the fiscal year ended September 30, 2016.

On August 5, 2015, as dictated under interim final rules issued by the FRS on August 12, 2011, a majority of Third Federal Savings, MHC's members eligible to vote, approved Third Federal Savings, MHC waiving its right to receive dividends on the Company's stock that Third Federal Savings, MHC owns, up to $0.40 per share during the four quarters ending June 30, 2016. Unless the FRS amends its interim rule, a member vote will be required for Third Federal Savings, MHC to waive its right to receive dividends beyond June 30, 2016.
4. INVESTMENT SECURITIES
Investments available for sale are summarized as follows:

	September 30, 2015
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. government and agency obligations	$2,000	$2	$—	$2,002
REMICs	570,194	3,135	(878)	572,451
Fannie Mae certificates	9,897	703	—	10,600
	$582,091	$3,840	$(878)	$585,053

	September 30, 2014
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. government and agency obligations	$2,000	$23	$—	$2,023
REMICs	557,895	1,896	(4,184)	555,607
Fannie Mae certificates	10,654	749	(165)	11,238
	$570,549	$2,668	$(4,349)	$568,868

Over the last three fiscal years the only sales from the investment securities available for sale portfolio occurred in the year ended September 30, 2014, which resulted in $38,725 of proceeds and a net realized gain of $276..
Gross unrealized losses on securities and the estimated fair value of the related securities, aggregated by investment category and length of time the individual securities have been in a continuous loss position, at September 30, 2015 and 2014, were as follows:

	September 30, 2015
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$86,754	$299	$80,639	$579	$167,393	$878
Fannie Mae certificates	—	—	—	—	—	—
Total	$86,754	$299	$80,639	$579	$167,393	$878

	September 30, 2014
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$182,151	$947	$162,321	$3,237	$344,472	$4,184
Fannie Mae certificates	—	—	4,826	165	4,826	165
Total	$182,151	$947	$167,147	$3,402	$349,298	$4,349

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
Since the decline in value is attributable to changes in interest rates and not credit quality and because the Association has neither the intent to sell the securities nor is it more likely than not the Association will be required to sell the securities for the time periods necessary to recover the amortized cost, these investments are not considered other-than-temporarily impaired. At September 30, 2015, the amortized cost and fair value of U.S. government and agency obligations available for sale, categorized as due within one year, are $2,000 and $2,002, respectively. At September 30, 2014, the amortized cost and fair value of those obligations, then categorized as due in more than one year but less than five years, were $2,000 and $2,023, respectively.

5. LOANS AND ALLOWANCE FOR LOAN LOSSES
Loans held for investment consist of the following:

	September 30,
	2015	2014
Real estate loans:
Residential Core	$9,462,939	$8,828,839
Residential Home Today	135,746	154,196
Home equity loans and lines of credit	1,625,239	1,696,929
Construction	55,421	57,104
Real estate loans	11,279,345	10,737,068
Other consumer loans	3,468	4,721

Deferred loan fees—net	10,112	(1,155)
Loans-in-process (“LIP”)	(33,788)	(28,585)
Allowance for loan losses	(71,554)	(81,362)
Loans held for investment, net	$11,187,583	$10,630,687

At September 30, 2015 and 2014, respectively, $116 and $4,962 of long-term, fixed-rate loans were classified as mortgage loans held for sale.
A large concentration of the Company’s lending is in Ohio and Florida. As of September 30, 2015 and 2014, the percentage of total Residential Core and Home Today loans held in Ohio were 63% and 68%, respectively, and the percentage held in Florida was 17% as of both dates. As of September 30, 2015 and 2014, equity loans and lines of credit were concentrated in the states of Ohio (39% and 40%), Florida (26% and 28%) and California (13% as of both dates). The economic conditions and market for real estate in Ohio and Florida have impacted the ability of borrowers in those areas to repay their loans.
Home Today is an affordable housing program targeted to benefit low- and moderate-income home buyers. While effective March 27, 2009, the Home Today underwriting guidelines were changed to be substantially the same as the Association’s traditional first mortgage product, the majority of loans in this program were originated prior to that date. Through this program the Association provided the majority of loans to borrowers who would not otherwise qualify for the Association’s loan products, generally because of low credit scores. Although the credit profiles of borrowers in the Home Today program might be described as sub-prime, Home Today loans generally contain the same features as loans offered to our Core borrowers. Borrowers in the Home Today program must have completed financial management education and counseling and must have been referred to the Association by a sponsoring organization with which the Association partnered as part of the program. Borrowers must also meet a minimum credit score threshold. Because the Association applied less stringent underwriting and credit standards to the majority of Home Today loans, loans originated under the program have greater credit risk than its traditional residential real estate mortgage loans. As of September 30, 2015 and 2014, the principal balance of Home Today loans originated prior to March 27, 2009 was $132,762 and $151,164 respectively. The Association does not offer, and has not offered, loan products frequently considered to be designed to target sub-prime borrowers containing features such as higher fees or higher rates, negative amortization, a LTV ratio greater than 100%, or pay option adjustable-rate mortgages.
The Association currently offers home equity lines of credit that include monthly principal and interest payments throughout the entire term. Prior to March 11, 2009, the Association offered residential mortgage loan products where the borrower pays only interest for a portion of the loan term. Between June 28, 2010 and March 20, 2012, due to the deterioration in overall housing conditions including concerns for loans and lines in a second lien position, home equity lines of credit and home equity loans were not offered by the Association. The recorded investment in interest only loans is comprised of equity lines of credit with balances of $1,465,385 and $1,542,020 for the years ending September 30, 2015 and 2014, respectively.
Home equity lines of credit prior to February 2013 require interest only payments for a maximum of 10 years and convert to fully amortizing for the remaining term, up to 20 years, at which time they are included in the home equity loan balance. Residential loans were interest only for a maximum of 5 years and converted to fully amortizing for the remaining term of up to 30 years.

An age analysis of the recorded investment in loan receivables that are past due at September 30, 2015 and 2014 is summarized in the following tables. When a loan is more than one month past due on its scheduled payments, the loan is considered 30 days or more past due. Balances are net of deferred fees and any applicable loans-in-process.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
September 30, 2015
Real estate loans:
Residential Core	$8,242	$4,323	$23,306	$35,871	$9,430,189	$9,466,060
Residential Home Today	5,866	2,507	9,068	17,441	116,535	133,976
Home equity loans and lines of credit	5,012	1,162	5,575	11,749	1,622,683	1,634,432
Construction	—	—	427	427	20,774	21,201
Total real estate loans	19,120	7,992	38,376	65,488	11,190,181	11,255,669
Other consumer loans	—	—	—	—	3,468	3,468
Total	$19,120	$7,992	$38,376	$65,488	$11,193,649	$11,259,137

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
September 30, 2014
Real estate loans:
Residential Core	$9,067	$3,899	$37,451	$50,417	$8,772,180	$8,822,597
Residential Home Today	7,887	2,553	15,105	25,545	126,417	151,962
Home equity loans and lines of credit	6,044	1,785	9,037	16,866	1,687,349	1,704,215
Construction	200	—	—	200	28,354	28,554
Total real estate loans	23,198	8,237	61,593	93,028	10,614,300	10,707,328
Other consumer loans	—	—	—	—	4,721	4,721
Total	$23,198	$8,237	$61,593	$93,028	$10,619,021	$10,712,049
The recorded investment of loan receivables in non-accrual status is summarized in the following table. Balances are net of deferred fees.

	September 30,
	2015	2014
Real estate loans:
Residential Core	$62,293	$79,388
Residential Home Today	22,556	29,960
Home equity loans and lines of credit	21,514	26,189
Construction	427	—
Total non-accrual loans	$106,790	$135,537

Loans are placed in non-accrual status when they are contractually 90 days or more past due. Loans restructured in TDRs that were in non-accrual status prior to the restructurings remain in non-accrual status for a minimum of six months after restructuring. Additionally, home equity loans and lines of credit where the customer has a severely delinquent first mortgage loan and loans in Chapter 7 bankruptcy status where all borrowers have filed, and not reaffirmed or been dismissed, are placed in non-accrual status. Prior to June 30, 2014, loans in Chapter 7 bankruptcy status where all borrowers filed were only placed in non-accrual status upon discharge. At September 30, 2015 and September 30, 2014, respectively, the recorded investment in non-accrual loans includes $68,415 and $73,946 which are performing according to the terms of their agreement, of which $45,575 and $49,019 are loans in Chapter 7 bankruptcy status, primarily where all borrowers have filed, and have not reaffirmed or been dismissed.

Interest on loans in accrual status, including certain loans individually reviewed for impairment, is recognized in interest income as it accrues, on a daily basis. Accrued interest on loans in non-accrual status is reversed by a charge to interest income and income is subsequently recognized only to the extent cash payments are received. Cash payments on loans in non-accrual status are applied to the oldest scheduled, unpaid payment first. Cash payments on loans with a partial charge-off are applied fully to principal, then to recovery of the charged off amount prior to interest income being recognized. A non-accrual loan is generally returned to accrual status when contractual payments are less than 90 days past due. However, a loan may remain in nonaccrual status when collectability is uncertain, such as a TDR that has not met minimum payment requirements, a loan with a partial charge-off, an equity loan or line of credit with a delinquent first mortgage greater than 90 days, or a loan in Chapter 7 bankruptcy status where all borrowers have filed, and have not reaffirmed or been dismissed. The number of days past due is determined by the number of scheduled payments that remain unpaid, assuming a period of 30 days between each scheduled payment.
The recorded investment in loan receivables at September 30, 2015 and 2014 is summarized in the following table. The table provides details of the recorded balances according to the method of evaluation used for determining the allowance for loan losses, distinguishing between determinations made by evaluating individual loans and determinations made by evaluating groups of loans not individually evaluated. Balances of recorded investments are net of deferred fees and any applicable loans-in-process.

	September 30,
	2015			2014
	Individually	Collectively	Total	Individually	Collectively	Total
Real estate loans:
Residential Core	$119,588	$9,346,472	$9,466,060	$131,719	$8,690,878	$8,822,597
Residential Home Today	58,046	75,930	133,976	67,177	84,785	151,962
Home equity loans and lines of credit	34,112	1,600,320	1,634,432	34,490	1,669,725	1,704,215
Construction	426	20,775	21,201	—	28,554	28,554
Total real estate loans	212,172	11,043,497	11,255,669	233,386	10,473,942	10,707,328
Other consumer loans	—	3,468	3,468	—	4,721	4,721
Total	$212,172	$11,046,965	$11,259,137	$233,386	$10,478,663	$10,712,049
An analysis of the allowance for loan losses at September 30, 2015 and 2014 is summarized in the following table. The analysis provides details of the allowance for loan losses according to the method of evaluation, distinguishing between allowances for loan losses determined by evaluating individual loans and allowances for loan losses determined by evaluating groups of loans not individually evaluated.

	September 30,
	2015			2014
	Individually	Collectively	Total	Individually	Collectively	Total
Real estate loans:
Residential Core	$9,354	$13,242	$22,596	$8,889	$22,191	$31,080
Residential Home Today	4,166	5,831	9,997	6,366	10,058	16,424
Home equity loans and lines of credit	772	38,154	38,926	532	33,299	33,831
Construction	26	9	35	—	27	27
Total real estate loans	$14,318	$57,236	$71,554	$15,787	$65,575	$81,362
At September 30, 2015 and 2014, individually evaluated loans that required an allowance were comprised only of loans evaluated for impairment based on the present value of cash flows, such as performing TDRs, and loans with a further deterioration in the fair value of collateral not yet identified as uncollectible. All other individually evaluated loans received a charge-off if applicable.
Because many variables are considered in determining the appropriate level of general valuation allowances, directional changes in individual considerations do not always align with the directional change in the balance of a particular component of the general valuation allowance. At September 30, 2015 and 2014, respectively, allowances on individually reviewed loans evaluated for impairment based on the present value of cash flows, such as performing TDRs were $14,117 and $15,787; and

allowances on loans with further deteriorations in the fair value of collateral not yet identified as uncollectible were $201 and $0.
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
As described earlier in this note, Home Today loans have greater credit risk than traditional residential real estate mortgage loans. At September 30, 2015 and 2014, respectively, approximately 34% and 42% of Home Today loans include private mortgage insurance coverage. The majority of the coverage on these loans was provided by PMI Mortgage Insurance Co., which the Arizona Department of Insurance seized in 2011 and indicated that all claims payments would be reduced by 50%. In March 2013, PMIC notified the Association that all payments would be paid at 55% of the claim with the remainder deferred. In March 2014, PMIC notified the Association that the cash percentage of the partial claim payment plan would increase further to 67% of the claim. In April 2015, the Association was notified that, in addition to a catch-up adjustment for prior claims, all future claims will be paid at 70%. Appropriate adjustments have been made to all of the Association’s affected valuation allowances and charge-offs, as well as the estimated loss severity factors that are used for loans evaluated collectively. The amount of loans in our owned portfolio covered by mortgage insurance provided by PMIC as of September 30, 2015 and 2014, respectively, was $132,857 and $186,233 of which $122,025 and $170,128 was current. The amount of loans in our owned portfolio covered by mortgage insurance provided by Mortgage Guaranty Insurance Corporation as of September 30, 2015 and 2014, respectively, was $56,898 and $74,254 of which $56,295 and $73,616 was current. As of September 30, 2015, MGIC's long-term debt rating, as published by the major credit rating agencies, did not meet the requirements to qualify as "investment grade"; however, MGIC continues to make claims payments in accordance with its contractual obligations and the Association has not increased its estimated loss given default factors related to MGIC's claim paying ability. No other loans were covered by mortgage insurers that were deferring claim payments or which we assessed as being non-investment grade.
Home equity lines of credit represent a significant portion of the residential real estate portfolio. The state of the economy and low housing prices in certain segments of the markets that we serve, continue to have an adverse impact on a portion of this portfolio since the home equity lines generally are in a second lien position. Post-origination deterioration in economic and housing market conditions may also impact a borrower's ability to afford the higher payments required during the end of draw repayment period that follows the period of interest only payments on home equity lines of credit originated prior to 2012 or the ability to secure alternative financing. When the Association began to offer new home equity lines of credit again, the product was designed with prudent property and credit performance conditions to reduce future risk. Beginning in February 2013, the terms on new home equity lines of credit included monthly principal and interest payments throughout the entire term to minimize the potential payment differential between the during draw and after draw periods.
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

The recorded investment and the unpaid principal balance of impaired loans, including those whose terms have been restructured in TDRs, as of September 30, 2015 and 2014 are summarized as follows. Balances of recorded investments are net of deferred fees.

	September 30,
	2015			2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related IVA recorded:
Residential Core	$62,177	$80,622	$—	$72,840	$94,419	$—
Residential Home Today	23,038	50,256	—	28,045	57,854	—
Home equity loans and lines of credit	23,046	32,312	—	26,618	38,046	—
Construction	—	—	—	—	—	—
Total	$108,261	$163,190	$—	$127,503	$190,319	$—
With an IVA recorded:
Residential Core	$57,411	$58,224	$9,354	$58,879	$59,842	$8,889
Residential Home Today	35,008	35,479	4,166	39,132	39,749	6,366
Home equity loans and lines of credit	11,066	11,034	772	7,872	7,909	532
Construction	426	572	26	—	—	—
Total	$103,911	$105,309	$14,318	$105,883	$107,500	$15,787
Total impaired loans:
Residential Core	$119,588	$138,846	$9,354	$131,719	$154,261	$8,889
Residential Home Today	58,046	85,735	4,166	67,177	97,603	6,366
Home equity loans and lines of credit	34,112	43,346	772	34,490	45,955	532
Construction	426	572	26	—	—	—
Total	$212,172	$268,499	$14,318	$233,386	$297,819	$15,787
At September 30, 2015 and 2014, respectively, the recorded investment in impaired loans includes $178,259 and $186,428 of loans restructured in TDRs of which $14,971 and $20,851 are 90 days or more past due.
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

Loans restructured in TDRs that are not evaluated based on collateral are separately evaluated for impairment on a loan by loan basis at the time of restructuring and at each subsequent reporting date for as long as they are reported as TDRs. The impairment evaluation is based on the present value of expected future cash flows discounted at the effective interest rate of the original loan. Expected future cash flows include a discount factor representing a potential for default. Valuation allowances are recorded for the excess of the recorded investments over the result of the cash flow analysis. Loans discharged in Chapter 7 bankruptcy are reported as TDRs and also evaluated based on the present value of expected future cash flows unless evaluated based on collateral. We evaluate these loans using the expected future cash flows because we expect the borrower, not liquidation of the collateral, to be the source of repayment for the loan. Other consumer loans are not considered for restructuring. A loan restructured in a TDR is classified as an impaired loan for a minimum of one year. After one year, that loan may be reclassified out of the balance of impaired loans if the loan was restructured to yield a market rate for loans of similar credit risk at the time of restructuring and the loan is not impaired based on the terms of the restructuring agreement. No loans whose terms were restructured in TDRs were reclassified from impaired loans during the years ended September 30, 2015, 2014 and 2013.

The average recorded investment in impaired loans and the amount of interest income recognized during the time within the period that the loans were impaired are summarized below.

	For the Years Ended September 30,
	2015		2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related IVA recorded:
Residential Core	$67,509	$1,464	$79,440	$1,125	$91,134	$1,169
Residential Home Today	25,542	271	30,604	261	34,871	234
Home equity loans and lines of credit	24,832	299	27,056	357	25,946	467
Construction	—	—	211	6	696	18
Total	$117,883	$2,034	$137,311	$1,749	$152,647	$1,888
With an IVA recorded:
Residential Core	$58,145	$2,570	$60,971	$2,792	$65,978	$3,198
Residential Home Today	37,070	1,877	42,517	2,110	52,340	2,487
Home equity loans and lines of credit	9,469	271	7,383	245	9,756	266
Construction	213	10	33	—	237	10
Total	$104,897	$4,728	$110,904	$5,147	$128,311	$5,961
Total impaired loans:
Residential Core	$125,654	$4,034	$140,411	$3,917	$157,112	$4,367
Residential Home Today	62,612	2,148	73,121	2,371	87,211	2,721
Home equity loans and lines of credit	34,301	570	34,439	602	35,702	733
Construction	213	10	244	6	933	28
Total	$222,780	$6,762	$248,215	$6,896	$280,958	$7,849

Interest on loans in non-accrual status is recognized on a cash-basis. The amount of interest income on impaired loans recognized using a cash-basis method is $1,347, $1,213 and $1,463 for the years ended September 30, 2015, 2014 and 2013, respectively. Cash payments on loans with a partial charge-off are applied fully to principal, then to recovery of the charged off amount prior to interest income being recognized. Interest income on the remaining impaired loans is recognized on an accrual basis.

The recorded investment in TDRs as of September 30, 2015 and September 30, 2014 is shown in the tables below.

September 30, 2015	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Restructurings	Bankruptcy	Total
Residential Core	$15,743	$934	$8,252	$22,211	$22,594	$32,215	$101,949
Residential Home Today	7,734	12	5,643	12,302	21,928	6,272	53,891
Home equity loans and lines of credit	96	3,253	509	4,214	909	13,438	22,419
Total	$23,573	$4,199	$14,404	$38,727	$45,431	$51,925	$178,259

September 30, 2014	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Restructurings	Bankruptcy	Total
Residential Core	$16,693	$1,265	$10,248	$21,113	$22,687	$33,576	$105,582
Residential Home Today	11,374	78	7,448	15,085	20,823	5,301	60,109
Home equity loans and lines of credit	74	1,833	769	1,213	819	16,029	20,737
Total	$28,141	$3,176	$18,465	$37,411	$44,329	$54,906	$186,428

TDRs may be restructured more than once. Among other requirements, a subsequent restructuring may be available for a borrower upon the expiration of temporary restructured terms if the borrower cannot return to regular loan payments. If the borrower is experiencing an income curtailment that temporarily has reduced his/her capacity to repay, such as loss of employment, reduction of hours, non-paid leave or short term disability, a temporary restructuring is considered. If the borrower lacks the capacity to repay the loan at the current terms due to a permanent condition, a permanent restructuring is considered. In evaluating the need for a subsequent restructuring, the borrower’s ability to repay is generally assessed utilizing a debt to income and cash flow analysis. As the economy slowly improves, the need for multiple restructurings continues to linger. Loans discharged in Chapter 7 bankruptcy are classified as multiple restructurings if the loan's original terms had also been restructured by the Association.

For all loans restructured during the years ended September 30, 2015, 2014 and 2013 (set forth in the tables below), the pre-restructured outstanding recorded investment was not materially different from the post-restructured outstanding recorded investment.
The following tables set forth the recorded investment in TDRs restructured during the years presented, according to the types of concessions granted.

	For the Year Ended September 30, 2015
	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Restructurings	Bankruptcy	Total
	(Dollars in thousands)
Residential Core	$2,490	$—	$745	$4,464	$4,437	$6,720	$18,856
Residential Home Today	80	—	758	301	5,306	2,096	8,541
Home equity loans and lines of credit	—	1,800	88	3,079	290	1,634	6,891
Total	$2,570	$1,800	$1,591	$7,844	$10,033	$10,450	$34,288

	For the Year Ended September 30, 2014
	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Restructurings	Bankruptcy	Total
	(Dollars in thousands)
Residential Core	$3,330	$—	$890	$5,316	$6,716	$5,084	$21,336
Residential Home Today	340	—	542	443	4,016	761	6,102
Home equity loans and lines of credit	—	1,442	211	1,013	401	2,282	5,349
Total	$3,670	$1,442	$1,643	$6,772	$11,133	$8,127	$32,787

	For the Year Ended September 30, 2013
	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Restructurings	Bankruptcy	Total
	(Dollars in thousands)
Residential Core	$3,470	$—	$—	$5,108	$4,957	$8,156	$21,691
Residential Home Today	409	—	—	693	8,433	1,517	11,052
Home equity loans and lines of credit	13	129	—	67	117	3,673	3,999
Total	$3,892	$129	$—	$5,868	$13,507	$13,346	$36,742

The following table provides information on TDRs restructured within the previous 12 months of the period listed for which there was a subsequent payment default, at least 30 days past due on one scheduled payment, during the period presented.

	For the Year Ended September 30, 2015		For the Year Ended September 30, 2014		For the Year Ended September 30, 2013
TDRs That Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)		(Dollars in thousands)		(Dollars in thousands)
Residential Core	34	$3,296	35	$3,384	61	$6,709
Residential Home Today	26	1,179	46	2,073	70	3,368
Home equity loans and lines of credit	44	689	53	1,078	68	1,277
Total	104	$5,164	134	$6,535	199	$11,354

The following tables provide information about the credit quality of residential loan receivables by an internally assigned grade. Balances are net of deferred fees and any applicable LIP.

	Pass	Special Mention	Substandard	Loss	Total
September 30, 2015
Real Estate Loans:
Residential Core	$9,399,409	$—	$66,651	$—	$9,466,060
Residential Home Today	110,105	—	23,871	—	133,976
Home equity loans and lines of credit	1,604,226	4,279	25,927	—	1,634,432
Construction	20,774	—	427	—	21,201
Total real estate loans	$11,134,514	$4,279	$116,876	$—	$11,255,669

	Pass	Special Mention	Substandard	Loss	Total
September 30, 2014
Real Estate Loans:
Residential Core	$8,739,183	$—	$83,414	$—	$8,822,597
Residential Home Today	120,827	—	31,135	—	151,962
Home equity loans and lines of credit	1,667,939	6,084	30,192	—	1,704,215
Construction	28,554	—	—	—	28,554
Total real estate loans	$10,556,503	$6,084	$144,741	$—	$10,707,328
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
At September 30, 2015 and 2014, respectively, the recorded investment of impaired loans includes $103,390 and $103,459 of TDRs that are individually evaluated for impairment, but have adequately performed under the terms of the restructuring and are classified as pass loans. At September 30, 2015 and 2014, respectively, there are $8,094 and $14,814 of loans classified substandard and $4,279 and $6,084 of loans classified special mention that are not included in the recorded investment of impaired loans; rather, they are included in loans collectively evaluated for impairment.
Consumer loans are internally assigned a grade of nonperforming when they are considered 90 days or more past due. At September 30, 2015 and September 30, 2014, no consumer loans were graded as nonperforming.

During the years ended September 30, 2015 and 2014, respectively, $415 and $1,300 in recoveries were recorded representing payments received as a result of PMIC increasing the cash percentage of the partial claim payment plan as discussed earlier in this note. During the quarter ended December 31, 2013, $5,321 of residential loans were deemed uncollectible and fully charged-off as a result of implementing a new practice of charging off the remaining balance on loans that had remained delinquent and in the foreclosure process for greater than 1,500 days. These loans previously were recorded at estimated net realizable value, with the potential for additional loss recognized within the allowance for loan losses. Any future foreclosure proceeds on these loans would result in recoveries of prior charge-offs.
Activity in the allowance for loan losses is summarized as follows:

	For the Year Ended September 30, 2015
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$31,080	$(6,987)	$(6,866)	$5,369	$22,596
Residential Home Today	16,424	(4,508)	(3,452)	1,533	9,997
Home equity loans and lines of credit	33,831	8,661	(11,034)	7,468	38,926
Construction	27	(166)	—	174	35
Total real estate loans	$81,362	$(3,000)	$(21,352)	$14,544	$71,554

	For the Year Ended September 30, 2014
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$35,427	$9,131	$(16,220)	$2,742	$31,080
Residential Home Today	24,112	(1,975)	(7,622)	1,909	16,424
Home equity loans and lines of credit	32,818	12,038	(15,943)	4,918	33,831
Construction	180	(194)	(192)	233	27
Total real estate loans	$92,537	$19,000	$(39,977)	$9,802	$81,362

	For the Year Ended September 30, 2013
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$31,618	$18,467	$(16,719)	$2,061	$35,427
Residential Home Today	22,588	13,051	(12,302)	775	24,112
Home equity loans and lines of credit	45,508	5,889	(23,543)	4,964	32,818
Construction	750	(407)	(294)	131	180
Total real estate loans	$100,464	$37,000	$(52,858)	$7,931	$92,537
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

During 2015, 2014 and 2013, $160,052, $76,039 and $349,192, respectively, of mortgage loans were securitized and/or sold including accrued interest thereon. In these transactions, the Company retained residual interests in the form of mortgage loan servicing rights. Primary economic assumptions used to measure the value of the Company’s retained interests at the date of sale resulting from the completed transactions were as follows (per annum):

	2015	2014
Primary prepayment speed assumptions (weighted average annual rate)	8.4%	10.5%
Weighted average life (years)	22.7	21.0
Amortized cost to service loans (weighted average)	0.12%	0.12%
Weighted average discount rate	12%	12%
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

September 30, 2015
Fair value of mortgage loan servicing rights	$21,084
Prepayment speed assumptions (weighted average annual rate)	19.4%
Impact on fair value of 10% adverse change	$(824)
Impact on fair value of 20% adverse change	$(1,572)
Estimated prospective annual cost to service loans (weighted average)	0.12%
Impact on fair value of 10% adverse change	$(2,032)
Impact on fair value of 20% adverse change	$(4,064)
Discount rate	12.0%
Impact on fair value of 10% adverse change	$(727)
Impact on fair value of 20% adverse change	$(1,400)
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

Activity in mortgage servicing rights is summarized as follows:

	Year Ended September 30,
	2015	2014	2013
Balance—beginning of year	$11,669	$14,074	$19,613
Additions from loan securitizations/sales	907	396	1,089
Amortization	(2,588)	(2,801)	(6,628)
Net change in valuation allowance	—	—	—
Balance—end of year	$9,988	$11,669	$14,074
Fair value of capitalized amounts	$21,084	$27,417	$28,784
The Company receives annual servicing fees ranging from 0.02% to 0.98% of the outstanding loan balances. Servicing income, net of amortization of capitalized servicing rights, included in Non-interest income, amounted to $5,444 in 2015, $6,759 in 2014 and $5,435 in 2013. The unpaid principal balance of mortgage loans serviced for others was approximately $2,181,436, $2,511,864 and $2,971,909 at September 30, 2015, 2014 and 2013, respectively. The ratio of capitalized servicing rights to the unpaid principal balance of mortgage loans serviced for others was 0.46%, 0.46%, and 0.47% at September 30, 2015, 2014 and 2013, respectively.
7. PREMISES, EQUIPMENT AND SOFTWARE, NET
Premises, equipment and software at cost are summarized as follows:

	September 30,
	2015	2014
Land	$11,050	$11,050
Office buildings	71,860	69,381
Furniture, fixtures and equipment	30,990	35,759
Software	16,010	15,348
Leasehold improvements	11,939	11,864
	141,849	143,402
Less accumulated depreciation and amortization	(84,662)	(86,959)
Total	$57,187	$56,443
During the years ended September 30, 2015, 2014 and 2013, depreciation and amortization expense on premises, equipment, and software was $4,798, $4,621 and $5,392, respectively.
The Company leases certain of its branches under renewable operating lease agreements. Future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more consisted of the following at September 30, 2015:

Years Ended September 30,
2016	$5,058
2017	4,922
2018	4,384
2019	3,344
2020	2,298
Thereafter	5,058

During the years ended September 30, 2015, 2014 and 2013, rental expense was $6,421, $6,363 and $6,187, respectively, and appears in office property, equipment, and software in the accompanying statements.

The Company, as lessor, leases certain commercial office buildings. The Company anticipates receiving future minimum payments of the following as of September 30, 2015:

Years Ended September 30,
2016	$1,551
2017	1,368
2018	1,294
2019	964
2020	303
Thereafter	303
During each of the years ended September 30, 2015, 2014, and 2013, rental income was $1,414, $1,290 and $1,254 respectively, and appears in other non-interest income in the accompanying statements.
8. ACCRUED INTEREST RECEIVABLE
Accrued interest receivable is summarized as follows:

	September 30,
	2015	2014
Investment securities	$1,320	$1,285
Loans	31,170	30,667
Total	$32,490	$31,952
9. DEPOSITS
Deposit account balances are summarized by interest rate as follows:

	Stated Interest Rate	September 30,
		2015		2014
		Amount	Percent	Amount	Percent
Negotiable order of withdrawal accounts	0.00–0.30%	$994,447	12.0%	$990,326	11.4%
Savings accounts	0.00–0.55	1,610,944	19.4	1,661,920	19.2
Subtotal		2,605,391	31.4	2,652,246	30.6
Certificates of deposit	0.00–0.99	1,641,838	19.8	2,075,835	24.0
	1.00–1.99	3,293,964	39.8	2,674,079	30.9
	2.00–2.99	552,902	6.7	665,508	7.7
	3.00–3.99	158,504	1.9	517,449	6.0
	4.00 and above	31,410	0.4	67,345	0.8
		5,678,618	68.6	6,000,216	69.4
Subtotal		8,284,009	100.0	8,652,462	100.0
Accrued interest		1,849	—	1,416	—
Total deposits		$8,285,858	100.0%	$8,653,878	100.0%

At September 30, 2015 and 2014, the weighted average interest rate was 0.18% and 0.19% on savings accounts, respectively; 0.14% and 0.14% on negotiable order of withdrawal accounts, respectively; 1.50% and 1.58% on certificates of deposit, respectively; and 1.08% and 1.15% on total deposits, respectively.
The aggregate amount of certificates of deposit in denominations of $100 or more totaled approximately $2,530,031 and $2,542,222 at September 30, 2015 and 2014, respectively. On July 21, 2010, the DFA was signed into law, which, in part, permanently increased the maximum amount of deposit insurance to $250 per depositor, retroactive to January 1, 2008.
Brokered certificates of deposit, which are used as a cost effective funding alternative, totaled $520,110 and $356,685 at September 30, 2015 and September 30, 2014, respectively. The FDIC places restrictions on banks with regard to issuing brokered deposits based on the bank's capital classification. A well-capitalized institution may accept brokered deposits without FDIC restrictions. An adequately capitalized institution must obtain a waiver from the FDIC in order to accept brokered deposits, while an undercapitalized institution is prohibited by the FDIC from accepting brokered deposits.
The scheduled maturity of certificates of deposit is as follows:

	September 30, 2015
	Amount	Percent
12 months or less	$1,557,355	27.4%
13 to 24 months	1,661,629	29.3%
25 to 36 months	1,135,064	20.0%
37 to 48 months	751,537	13.2%
49 to 60 months	479,559	8.5%
Over 60 months	93,474	1.6%
Total	$5,678,618	100.0%
Interest expense on deposits is summarized as follows:

	Year Ended September 30,
	2015	2014
Certificates of deposit	$89,110	$88,316
Negotiable order of withdrawal accounts	1,371	1,442
Savings accounts	3,045	3,420
Total	$93,526	$93,178
10. BORROWED FUNDS
Federal Home Loan Bank borrowings at September 30, 2015 are summarized in the table below:

	Amount	Weighted Average Rate
Maturing in:
2016	$779,104	0.24%
2017	200,000	1.16%
2018	275,000	1.53%
2019	415,000	1.79%
2020	390,294	1.81%
thereafter	107,373	1.71%
Total FHLB Advances	2,166,771	1.14%
Accrued interest	1,856
Total	$2,168,627
At September 30, 2015, the Association had $755,000 in short-term advances with a weighted average interest rate of 0.18%. During fiscal year 2015, the average balance of short-term advances was $1,242,380 with a weighted average rate of 0.15%. At September 30, 2014, the Association had $311,000 in short-term advances with a weighted average interest rate of 0.11%. During fiscal year 2014, the average balance of short-term advances was $344,643 with a weighted average rate of 0.10%. The interest expense generated on the short-term borrowings was $1,811 and $352 for fiscal years 2015 and 2014, respectively. The Association implemented a strategy in the current fiscal year to increase net income, which involved borrowing, on an overnight basis, approximately 1,000,000 of additional funds from the FHLB at the beginning of a particular quarter and repaying it prior to the end of that quarter. The proceeds of the borrowings, net of the required investment in FHLB stock, were deposited at the Federal Reserve. The strategy was not utilized at September 30, 2015, however, dependent upon market rates, remains an option in the future.
The Association’s maximum borrowing capacity at the FHLB, under the most restrictive measure, was an additional $584,519 at September 30, 2015. Pursuant to collateral agreements with FHLB of Cincinnati, advances are secured by a blanket lien on qualifying first mortgage loans. In addition to the existing available capacity, the Association’s capacity limit for additional borrowings from the FHLB of Cincinnati was $3,644,043 at September 30, 2015, subject to satisfaction of the FHLB of Cincinnati common stock ownership requirement. To satisfy the common stock ownership requirement, we would have to increase our ownership of FHLB of Cincinnati common stock by an additional $72,881. The terms of the advances include various restrictive covenants including limitations on the acquisition of additional debt in excess of specified levels. As of September 30, 2015, the Association was in compliance with all such covenants. The Association’s borrowing capacity at the FRB-Cleveland Discount Window was $116,776 at September 30, 2015.
11. OTHER COMPREHENSIVE INCOME (LOSS)
The change in accumulated other comprehensive income (loss) by component is as follows:

	Unrealized gains (losses) on securities available for sale	Defined Benefit Plan	Total
Fiscal year 2013 activity
Balance at September 30, 2012	$2,610	$(8,526)	$(5,916)
Other comprehensive income (loss) before reclassifications, net of tax benefit of $1,916	(4,746)	1,188	(3,558)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax expense of $468	—	870	870
Other comprehensive income (loss)	(4,746)	2,058	(2,688)
Balance at September 30, 2013	$(2,136)	$(6,468)	$(8,604)
Fiscal year 2014 activity
Other comprehensive income (loss) before reclassifications, net of tax benefit of $1,504	1,223	(4,017)	(2,794)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax expense of $326	(179)	785	606
Other comprehensive income (loss)	1,044	(3,232)	(2,188)
Balance at September 30, 2014	$(1,092)	$(9,700)	$(10,792)
Fiscal year 2015 activity
Other comprehensive income (loss) before reclassifications, net of tax benefit of $1,490	3,018	(5,785)	(2,767)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax expense of $265	—	494	494
Other comprehensive income (loss)	3,018	(5,291)	(2,273)
Balance at September 30, 2015	$1,926	$(14,991)	$(13,065)

The following table presents the reclassification adjustment out of accumulated other comprehensive income (loss) included in net income and the corresponding line item on the consolidated statements of income for the periods indicated:

Details about Accumulated Other Comprehensive Income Components	For the Years Ended September 30,			Line Item in the Statement of Income
	2015	2014	2013
Securities available for sale:
Net realized gain on securities available for sale	$—	$(276)	$—	Other
Income tax	—	97	—	Income tax expense
Net of income tax	$—	$(179)	$—

Amortization of pension plan:
Actuarial loss	$759	$296	556	(a)
Realized loss due to settlement	—	912	782	(a)
Income tax	(265)	(423)	(468)	Income tax expense
Net of income tax	494	785	870
Total reclassifications for the period	$494	$606	$870
(a) These items are included in the computation of net period pension cost. See Note 13. Employee Benefit Plans for additional disclosure.
12. INCOME TAXES
The components of the income tax provision are as follows:

	Year Ended September 30,
	2015	2014	2013
Current tax expense:
Federal	$27,056	$22,983	$19,751
State	564	324	165
Deferred tax expense (benefit):
Federal	9,605	9,659	6,486
State	(421)	—	—
Income tax provision	$36,804	$32,966	$26,402
Reconciliation from tax at the statutory rate to the income tax provision is as follows:

	Year Ended September 30,
	2015	2014	2013
Tax at statutory rate	35.0%	35.0%	35.0%
State tax, net	0.1	0.2	0.1
Non-taxable income from bank owned life insurance contracts	(2.4)	(2.3)	(2.7)
Other, net	0.9	0.4	(0.3)
Income tax provision	33.6%	33.3%	32.1%

Temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities that gave rise to significant portions of net deferred taxes relate to the following:

	September 30,
	2015	2014
Deferred tax assets:
Loan loss reserve	$33,767	$39,745
Deferred compensation	12,536	12,843
Pension	4,931	2,895
Property, equipment and software basis difference	2,466	2,460
Other	3,158	2,453
Total deferred tax assets	56,858	60,396
Deferred tax liabilities:
FHLB stock basis difference	7,808	7,696
Mortgage servicing rights	1,194	1,110
Goodwill	3,431	3,406
Deferred loan costs, net of fees	8,095	4,470
Other	2,690	2,114
Total deferred tax liabilities	23,218	18,796
Net deferred tax asset	$33,640	$41,600
In the accompanying statement of condition the net deferred tax asset is included in Other assets.
A valuation allowance is established to reduce deferred tax assets if it is more likely than not that the related tax benefits will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. There was no valuation allowance required at September 30, 2015 or 2014.
Retained earnings at September 30, 2015 and 2014 included approximately $104,861 for which no provision for federal or state income tax has been made. This amount represents allocations of income during years prior to 1988 to bad debt deductions for tax purposes only. These qualifying and nonqualifying base year reserves and supplemental reserves will be recaptured into income in the event of certain distributions and redemptions. Such recapture would create income for tax purposes only, which would be subject to the then current corporate income tax rate. However, recapture would not occur upon the reorganization, merger, or acquisition of the Association, nor if the Association is merged or liquidated tax-free into a bank or undergoes a charter change. If the Association fails to qualify as a bank or merges into a nonbank entity, these reserves will be recaptured into income.
The provisions of Accounting for Uncertainty in Income Taxes, codified within FASB ASC 740 “Income Taxes,” prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement for a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Tax positions must meet a more-likely-than-not recognition threshold in order for the related tax benefit to be recognized or continue to be recognized. As of September 30, 2015, 2014 and 2013, the Company had no unrecognized tax benefits. The Company does not anticipate the total amount of unrecognized tax benefits to significantly change within the next 12 months.

The Company recognizes interest and penalties on income tax assessments or income tax refunds, where applicable, in the financial statements as a component of its provision for income taxes. The Company recognized interest expense (benefit) of $0, $1 and $(186), net of tax, during the years ended September 30, 2015, 2014 and 2013, respectively. Total interest accrued was $0 at September 30, 2015 and 2014.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and city jurisdictions. With few exceptions, the Company is no longer subject to income tax examinations in its major jurisdictions for tax years prior to 2012.

13. EMPLOYEE BENEFIT PLANS
Defined Benefit Plan—The Third Federal Savings Retirement Plan (the “Plan”) is a defined benefit pension plan. Effective December 31, 2002, the Plan was amended to limit participation to employees who met the Plan’s eligibility requirements on that date. Effective December 31, 2011, the Plan was amended to freeze future benefit accruals for participants in the Plan. After December 31, 2002, employees not participating in the Plan, upon meeting the applicable eligibility requirements, and those eligible participants who no longer receive service credits under the Plan, participate in a separate tier of the Company’s defined contribution 401(k) Savings Plan. Benefits under the Plan are based on years of service and the employee’s average annual compensation (as defined in the Plan) through December 31, 2011. The funding policy of the Plan is consistent with the funding requirements of U.S. federal and other governmental laws and regulations. In fiscal year 2014, a settlement adjustment was recognized as a result of lump sum payments exceeding the sum of interest and service costs for the year.
The following table sets forth the change in projected benefit obligation for the defined benefit plan:

	September 30,
	2015	2014
Projected benefit obligation at beginning of year	$73,482	$68,044
Interest cost	3,130	3,204
Actuarial loss and other	3,926	7,527
Settlement	—	(4,491)
Benefits paid	(3,803)	(802)
Projected benefit obligation at end of year	$76,735	$73,482
The following table reconciles the beginning and ending balances of the fair value of Plan assets and presents the funded status of the Plan recognized in the statement of condition at the September 30 measurement dates:

	September 30,
	2015	2014
Fair value of plan assets at beginning of the year	$63,212	$60,937
Actual return on plan assets	(560)	5,568
Employer contributions	2,000	2,000
Benefits paid	(3,803)	(802)
Settlement	—	(4,491)
Fair value of plan assets at end of year	$60,849	$63,212
Funded status of the plan—asset (liability)	$(15,886)	$(10,270)

The components of net periodic benefit cost recognized in the statement of income are as follows:

	Year Ended September 30,
	2015	2014	2013
Interest Cost	3,130	3,204	2,938
Expected return on plan assets	(4,414)	(4,221)	(4,116)
Amortization of net loss and other	759	296	556
Recognized net loss due to settlement	—	912	782
Net periodic benefit (income) cost	$(525)	$191	$160
There were no required minimum employer contributions during the twelve months ended September 30, 2015. The Company made a voluntary contribution of $2,000 during the fiscal year.
Plan assets carried at fair value are classified into one of the three levels of the fair value hierarchy based on an assessment of inputs used in the valuation techniques. See Note. 16 Fair Value for additional information about fair value measurements, the fair value hierarchy, and a description of the inputs used within each level of the hierarchy.

Plan assets consist of investments in pooled separate accounts that invest in mutual funds, equity securities, debt securities, or real estate investments. Pooled separate accounts are valued at net asset value of shares held by the Plan at the reporting date. Net asset value is categorized as a level 2 fair value measurement except when the investment so measured could not have been redeemed at net asset value as of the measurement date. At September 30, 2015 and 2014, there were no such restrictions on Plan assets. Unless otherwise restricted, pooled separate accounts can be redeemed on a daily basis.
The following tables present the fair value of Plan assets by asset category at the measurement date.

	September 30, 2015	Recurring Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category:
U.S. large cap equity portfolios	$18,339	$—	$18,339	$—
U.S. small/mid cap equity portfolios	4,555	—	4,555	—
International equity portfolios	6,938	—	6,938	—
Debt securities(1)	24,608	—	24,608	—
Balanced/asset allocation portfolios	2,872	—	2,872	—
Real estate investments portfolios	3,537	—	3,537	—
Total	$60,849	$—	$60,849	$—

		Recurring Fair Value Measurements at Reporting Date Using
	September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category:
U.S. large cap equity portfolios	$18,830	$—	$18,830	$—
U.S. small/mid cap equity portfolios	4,762	—	4,762	—
International equity portfolios	7,798	—	7,798	—
Debt securities(1)	25,455	—	25,455	—
Balanced/asset allocation portfolios	3,174	—	3,174	—
Real estate investments portfolios	3,193	—	3,193	—
Total	$63,212	$—	$63,212	$—
  ______________________

(1)	Includes pooled separate accounts that invest mainly in fixed income securities such as corporate bonds, asset backed securities, commercial mortgage backed securities or in a single mutual fund.

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

The following additional information is provided with respect to the Plan:

	September 30,
	2015	2014	2013
Assumptions and dates used to determine benefit obligations:
Discount rate	4.40%	4.40%	4.90%
Rate of compensation increase	n/a	n/a	n/a
Census date	1/1/2015	1/1/2014	1/1/2013
Assumptions used to determine net periodic benefit cost:
Discount rate	4.40%	4.90%	4.30%
Long-term rate of return on plan assets	7.50%	7.50%	7.50%
Rate of compensation increase (graded scale)	n/a	n/a	n/a

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

Expected Benefit Payments During the Fiscal Years Ending September 30:
2016	$4,030
2017	3,640
2018	3,270
2019	3,820
2020	4,010
Aggregate expected benefit payments during the five fiscal year period beginning October 1, 2021, and ending September 30, 2025	$21,690
Minimum employer contributions expected to be paid during the fiscal year ending September 30, 2016	$—
Effective September 30, 2006, the Company adopted the provisions of FASB ASC 715 “Compensation – Retirement Benefits” which requires an employer to recognize the funded status of its Plan in the statement of financial condition by a charge to AOCI. For the fiscal years ended September 30, 2015, 2014, and 2013, AOCI includes $23,063, $14,922, and $9,950, respectively, of net actuarial losses, which have not been recognized as components of net periodic benefit costs as of the measurement date (there was no transition obligation at any date).
The Company expects that $1,542 of net actuarial losses will be recognized as AOCI components of net periodic benefit cost during the fiscal year ended September 30, 2016.

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
The total of the Company’s matching and discretionary contributions related to the 401(k) savings plan for the years ended September 30, 2015, 2014 and 2013 was $3,204, $2,907 and $2,972, respectively.

Employee (Associate) Stock Ownership Plan—The Company established an ESOP for its employees effective January 1, 2006. The ESOP is a tax-qualified plan designed to invest primarily in the Company’s common stock and provides employees with an opportunity to receive a funded retirement benefit, based primarily on the value of the Company’s common stock. The ESOP covers all eligible employees of the Company and its wholly-owned subsidiaries. Employees are eligible to participate in the ESOP after attainment of age 18, completion of 1,000 hours of service, and employment on the last day of the plan’s calendar year. Company contributions to the plan are at the discretion of the Board of Directors. The ESOP is accounted for in accordance with the provisions for stock compensation in FASB ASC 718. Compensation expense for the ESOP is based on the market price of the Company’s stock and is recognized as shares are committed to be released to participants. The total compensation expense related to this plan in the 2015, 2014 and 2013 fiscal years was $6,617, $5,554 and $4,499, respectively.
The ESOP was authorized to purchase, and did purchase, 11,605,824 shares of the Company’s common stock at a price of $10 per share with a 2006 plan year cash contribution and the proceeds of a loan from the Company to the ESOP. The outstanding loan principal balance as of September 30, 2015 and 2014 was $69,110 and $72,644, respectively. Shares of the Company’s common stock pledged as collateral for the loan are released from the pledge for allocation to participants as loan payments are made. At September 30, 2015, 5,105,728 shares have been allocated to participants and 325,005 shares were committed to be released. Shares that are committed to be released will be allocated to participants at the end of the plan year (December 31). ESOP shares that are unallocated or not yet committed to be released totaled 6,175,091 at September 30, 2015, and had a fair market value of $106,520. Participants have the option to receive dividends on allocated shares in cash or leave the dividend in the ESOP. Dividends are reinvested in Company stock for those participants who choose to leave their dividends in the ESOP or who do not make an election. The purchase of Company stock for reinvestment of dividends is made in the open market on or about the date of the cash disbursement to the participants who opt to take dividends in cash. Dividends on unallocated shares held in the Employer Stock fund were paid to the trustee to be used to make payments on the outstanding loan obligation.
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
During the year ended September 30, 2015, the Compensation Committee of the Company’s Board of Directors approved the issuance of an additional 1,394,400 stock options and 377,100 restricted stock units to certain directors, officers and employees of the Company. The awards were made pursuant to the Equity Plan.
FASB ASC 718 requires the Company to report as a financing cash flow the benefits of realized tax deductions in excess of the deferred tax benefits previously recognized for compensation expense. The Company recorded an excess tax benefit of $1,582, $91, and $0 for 2015, 2014 and 2013, respectively.
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
During the years ended September 30, 2015, 2014 and 2013, the Company recorded $7,363, $6,862 and $6,703, respectively, of share-based compensation expense, comprised of stock option expense of $3,391, $3,195 and $3,303, respectively and restricted stock units expense of $3,972, $3,667 and $3,400, respectively. The tax benefit recognized in net income related to share-based compensation expense was $2,505, $2,342 and $2,099, respectively.

The following is a summary of the status of the Company’s restricted stock units as of September 30, 2015 and changes therein during the year then ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Outstanding at September 30, 2014	1,352,777	$10.90
Granted	377,100	14.98
Exercised	(454,768)	9.32
Forfeited	(10,484)	13.12
Outstanding at September 30, 2015	1,264,625	$12.67
Vested and exercisable, at September 30, 2015	438,703	$11.98
Vested and expected to vest, at September 30, 2015	1,257,462	$12.65
The weighted average grant date fair value of restricted stock units granted during the years ended September 30, 2015, 2014 and 2013 was $14.98, $11.73 and $9.43 per share, respectively. The total fair value of restricted stock units vested during the years ended September 30, 2015, 2014 and 2013 was $5,042, $2,235, and $2,921, respectively. Expected future compensation expense relating to the non-vested restricted stock units at September 30, 2015 is $4,595 over a weighted average period of 2.34 years.
The following is a summary of the Company’s stock option activity and related information for the Equity Plan for the year ended September 30, 2015:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2014	6,734,075	$11.13	5.23	$21,457
Granted	1,394,400	$14.91
Exercised	(1,093,671)	$11.02		$4,977
Forfeited	(91,034)	$11.48		$353
Outstanding at September 30, 2015	6,943,770	$11.91	5.35	$37,110
Vested and exercisable, at September 30, 2015	5,147,768	$11.19	4.08	$31,181
Vested or expected to vest, at September 30, 2015	6,935,006	$11.90	5.34	$37,091

The fair value of the option grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions.

	2015	2014
Expected dividend yield	1.88%	—%
Expected volatility	23.99%	26.12%
Risk-free interest rate	1.79%	1.77%
Expected option term (in years)	6.16	5.98
The expected dividend yield for 2015 was estimated based on the then current annualized dividend payout of $0.28 per share which was not expected to change. The expected dividend yield for 2014 was assumed to be 0% since, at the date the award was granted, no dividends had been paid since May 2010. Volatility of the company’s stock was used in the estimation of fair value. Management estimated the expected life of the options using the simplified method allowed under SEC Staff Accounting Bulletin 110, which expresses the views of the SEC regarding the use of a “simplified” method, as discussed in Staff Accounting Bulletin No. 107. The five and seven year Treasury yield in effect at the time of the grant provides the risk-free rate of return for periods within the expected term of the options.
The weighted average grant date fair value of options granted during the years ended September 30, 2015, 2014 and 2013 was $3.08, $3.39, and $2.64 per share, respectively. Expected future compensation expense relating to the non-vested options outstanding as of September 30, 2015 is $3,240 over a weighted average period of 2.68 years. Upon exercise of vested options, management expects to draw on treasury stock as the source of the shares. At September 30, 2015, the number of common shares authorized for award under the Equity Plan was 23,000,000, of which 11,815,024 shares remain available for future award.
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
At September 30, 2015, the Company had commitments to originate loans as follows:

Fixed-rate mortgage loans	$174,971
Adjustable-rate mortgage loans	209,017
Equity loans and lines of credit including bridge loans	31,936
Total	$415,924

At September 30, 2015, the Company had unfunded commitments outstanding as follows:

Equity lines of credit	$1,197,420
Construction loans	33,788
Private equity investments	12,941
Total	$1,244,149
At September 30, 2015, the unfunded commitment on home equity lines of credit, including commitments for accounts suspended as a result of material default or a decline in equity, is $1,358,245.
At September 30, 2015 and 2014, the Company had $0 and $4,570, respectively, in commitments to securitize and sell mortgage loans.
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

As permitted under the fair value guidance in U.S. GAAP, the Company elects to measure at fair value, mortgage loans classified as held for sale that are subject to pending agency contracts to securitize and sell loans. This election is expected to reduce volatility in earnings related to market fluctuations between the contract trade and settlement dates. At September 30, 2015 and 2014, respectively, there were $0 and $4,570 of loans held for sale, with unpaid principal balances of $0 and $4,491, subject to pending agency contracts for which the fair value option was elected. For the years ended September 30, 2015, 2014 and 2013, net gain (loss) on the sale of loans includes $(111), $14 and $(113), respectively, related to changes during the period in the fair value of loans held for sale subject to pending agency contracts.
Presented below is a discussion of the methods and significant assumptions used by the Company to estimate fair value.
Investment Securities Available for Sale—Investment securities available for sale are recorded at fair value on a recurring basis. At September 30, 2015 and 2014, respectively, this includes $585,053 and $568,868 of investments in U.S. government and agency obligations including U.S. Treasury notes and sequentially structured, highly liquid collateralized mortgage obligations issued by Fannie Mae, Freddie Mac, and Ginnie Mae. The fair values of investment securities are measured using the market approach and represent price estimates obtained from third party independent nationally recognized pricing services using pricing models or quoted prices of securities with similar characteristics. They are included in Level 2 of the hierarchy. At the time of initial measurement and, subsequently, when changes in methodologies occur, management obtains and reviews documentation of pricing methodologies used by third party pricing services to verify that prices are determined in accordance with fair value guidance in U.S. GAAP and to ensure that assets are properly classified in the fair value hierarchy. Additionally, third party pricing is reviewed on a monthly basis for reasonableness based on the market knowledge and experience of company personnel that interact daily with the markets for these types of securities.
Mortgage Loans Held for Sale—The fair value of mortgage loans held for sale is estimated on an aggregate basis using a market approach based on quoted secondary market pricing for loan portfolios with similar characteristics. Loans held for sale are carried at the lower of cost or fair value except, as described above, the Company elects the fair value measurement option for mortgage loans held for sale subject to pending agency contracts to securitize and sell loans. Loans held for sale are included in Level 2 of the hierarchy. At September 30, 2015 and 2014, respectively, there were $0 and $4,570 of loans held for sale measured at fair value and $116 and $392 of loans held for sale carried at cost.
Impaired Loans—Impaired loans represent certain loans held for investment that are subject to a fair value measurement under U.S. GAAP because they are individually evaluated for impairment and that impairment is measured using a fair value measurement, such as the fair value of the underlying collateral. Impairment is measured using a market approach based on the fair value of the collateral less estimated costs to dispose for loans the Company considers to be collateral-dependent due to a delinquency status or other adverse condition severe enough to indicate that the borrower can no longer be relied upon as the continued source of repayment. These conditions are described more fully in Note 5. Loans and Allowance for Loan Losses. Fair value of the collateral is estimated using exterior appraisals in the majority of instances. Costs to dispose, derived from historical experience and recent market conditions, are considered unobservable inputs. The range and weighted average impact of these costs on the fair value of impaired loans can be found later in this note in the table that describes quantitative information about significant unobservable inputs. The excess of the recorded investment of the loan over the fair value of the collateral less costs to dispose is considered impairment loss and is recognized by a charge to the allowance for loan losses. When no impairment loss is indicated, the carrying amount is considered to approximate the fair value of that loan to the Company because contractually that is the maximum recovery the Company can expect. The recorded investment of loans individually evaluated for impairment based on the fair value of the collateral is included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis.

Loans held for investment that have been restructured in TDRs and are performing according to the restructured terms of the loan agreement are individually evaluated for impairment using the present value of future cash flows based on the loan’s effective interest rate, which is not a fair value measurement. At September 30, 2015 and 2014, respectively, this included $103,777 and $105,954 in recorded investment of TDRs with related allowances for loss of $14,117 and $15,787.
Real Estate Owned—Real estate owned includes real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of the cost basis or fair value less estimated costs to dispose. Fair value is estimated under the market approach using independent third party appraisals. As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions. At September 30, 2015 and 2014, these adjustments were not significant to reported fair values. At September 30, 2015 and 2014, respectively, $15,094 and $17,970 of real estate owned is included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis where the cost basis equals or exceeds the estimate of fair values less costs to dispose of these properties. Real estate owned, as reported in the Consolidated Statements of Condition, includes estimated costs to dispose of $1,756 and $1,667 related to properties measured at fair value. Also included in real estate owned are $4,154 and $5,465 of properties carried at their original or adjusted cost basis at September 30, 2015 and 2014, respectively.

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

Assets and liabilities carried at fair value on a recurring basis in the Consolidated Statements of Condition at September 30, 2015 and 2014 are summarized below. There were no liabilities carried at fair value on a recurring basis at September 30, 2015.

		Recurring Fair Value Measurements at Reporting Date Using
	September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment securities available for sale:
U.S. government and agency obligations	$2,002	$—	$2,002	$—
REMIC’s	572,451	—	572,451	—
Fannie Mae certificates	10,600	—	10,600	—
Derivatives:
Interest rate lock commitments	79	—	—	79
Total	$585,132	$—	$585,053	$79

		Recurring Fair Value Measurements at Reporting Date Using
	September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment securities available for sale:
U.S. government and agency obligations	$2,023	$—	$2,023	$—
REMIC’s	555,607	—	555,607	—
Fannie Mae certificates	11,238	—	11,238	—
Mortgage loans held for sale	4,570	—	4,570	—
Derivatives:
Interest rate lock commitments	59	—	—	59
Total	$573,497	$—	$573,438	$59
Liabilities
Derivatives:
Forward commitments for the sale of mortgage loans	14	—	14	—
Total	$14	$—	$14	$—
The table below presents a reconciliation of the beginning and ending balances and the location within the Consolidated Statements of Income where gains due to changes in fair value are recognized on interest rate lock commitments which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Interest Rate Lock Commitments
	Year Ended September 30,
	2015	2014	2013
Beginning balance	$59	$158	$404
Gain (loss) during the period due to changes in fair value:
Included in other non-interest income	20	(99)	(246)
Ending balance	$79	$59	$158
Change in unrealized gains for the period included in earnings for assets held at end of the reporting date	$79	$59	$158
Summarized in the tables below are those assets measured at fair value on a nonrecurring basis. This includes loans held for investment that are individually evaluated for impairment, excluding performing TDRs valued using the present value of cash flow method, and properties included in real estate owned that are carried at fair value less estimated costs to dispose at the reporting date.

		Nonrecurring Fair Value Measurements at Reporting Date Using
	September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans, net of allowance	$108,194	$—	$—	$108,194
Real estate owned(1)	15,094	—	—	15,094
Total	$123,288	$—	$—	$123,288
______________________
(1) Amounts represent fair value measurements of properties before deducting estimated costs to dispose.

		Nonrecurring Fair Value Measurements at Reporting Date Using
	September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans, net of allowance	$127,432	$—	$—	$127,432
Real estate owned(1)	17,970	—	—	17,970
Total	$145,402	$—	$—	$145,402
 ______________________
(1)    Amounts represent fair value measurements of properties before deducting estimated costs to dispose.
The following provides quantitative information about significant unobservable inputs categorized within Level 3 of the Fair Value Hierarchy.

	Fair Value						Weighted
	9/30/2015	Valuation Technique(s)	Unobservable Input	Range			Average
Impaired loans, net of allowance	$108,194	Market comparables of collateral discounted to estimated net proceeds	Discount appraised value to estimated net proceeds based on historical experience:
			• Residential Properties	0	-	24%	8.0%

Interest rate lock commitments	$79	Quoted Secondary Market pricing	Closure rate	0	-	100%	78.7%

	Fair Value						Weighted
	9/30/2014	Valuation Technique(s)	Unobservable Input	Range			Average
Impaired loans, net of allowance	$127,432	Market comparables of collateral discounted to estimated net proceeds	Discount appraised value to estimated net proceeds based on historical experience:
			• Residential Properties	0	-	24%	8.3%

Interest rate lock commitments	$59	Quoted Secondary Market pricing	Closure rate	0	-	100%	76.0%

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

	September 30, 2015
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and due from banks	$22,428	$22,428	$22,428	$—	$—
Interest earning cash equivalents	132,941	132,941	132,941	—	—
Investment securities available for sale	585,053	585,053	—	585,053	—
Mortgage loans held for sale	116	119	—	119	—
Loans-net:
Mortgage loans held for investment	11,184,115	11,650,701	—	—	11,650,701
Other loans	3,468	3,645	—	—	3,645
Federal Home Loan Bank stock	69,470	69,470	N/A	—	—
Private equity investments	255	255	—	—	255
Accrued interest receivable	32,490	32,490	—	32,490	—
Derivatives	79	79	—	—	79
Liabilities:
NOW and passbook accounts	$2,605,391	$2,605,391	$—	$2,605,391	$—
Certificates of deposit	5,680,467	5,634,860	—	5,634,860	—
Borrowed funds	2,168,627	2,196,476	—	2,196,476	—
Borrowers’ advances for taxes and insurance	86,292	86,292	—	86,292	—
Principal, interest and escrow owed on loans serviced	49,493	49,493	—	49,493	—

	September 30, 2014
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and due from banks	$26,886	$26,886	$26,886	$—	$—
Interest earning cash equivalents	154,517	154,517	154,517	—	—
Investment securities available for sale	568,868	568,868	—	568,868	—
Mortgage loans held for sale	4,962	4,974	—	4,974	—
Loans-net:
Mortgage loans held for investment	10,625,966	10,876,564	—	—	10,876,564
Other loans	4,721	4,894	—	—	4,894
Federal Home Loan Bank stock	40,411	40,411	N/A	—	—
Private equity investments	551	551	—	—	551
Accrued interest receivable	31,952	31,952	—	31,952	—
Derivatives	59	59	—	—	59
Liabilities:
NOW and passbook accounts	$2,652,246	$2,652,246	$—	$2,652,246	$—
Certificates of deposit	6,001,632	5,875,499	—	5,875,499	—
Borrowed funds	1,138,639	1,139,647	—	1,139,647	—
Borrowers’ advances for taxes and insurance	76,266	76,266	—	76,266	—
Principal, interest and escrow owed on loans serviced	54,670	54,670	—	54,670	—
Derivatives	14	14	—	14	—
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
Derivatives—Fair value is estimated based on the valuation techniques and inputs described earlier in this footnote.
17. DERIVATIVE INSTRUMENTS
The Company has entered into forward commitments for the sale of mortgage loans principally to protect against the risk of adverse interest rate movements on net income. The Company recognizes the fair value of the contracts when the characteristics of those contracts meet the definition of a derivative. These derivatives are not designated in a hedging relationship; therefore, gains and losses are recognized immediately in the statement of income. In addition, the Company enters into commitments to originate a portion of its loans, which when funded, are classified as held for sale. Such commitments meet the definition of a derivative and are not designated in a hedging relationship; therefore, gains and losses are recognized immediately in the statement of income. The Company had no derivatives designated as hedging instruments under FASB ASC 815, “Derivatives and Hedging,” at September 30, 2015 or 2014.

The following tables provide the locations within the Consolidated Statements of Condition and the fair values for derivatives not designated as hedging instruments.

	Asset Derivatives
	At September 30, 2015		At September 30, 2014
	Location	Fair Value	Location	Fair Value
Interest rate lock commitments	Other Assets	$79	Other Assets	$59

	Liability Derivatives
	At September 30, 2015		At September 30, 2014
	Location	Fair Value	Location	Fair Value
Forward commitments for the sale of mortgage loans	Other Liabilities	$—	Other Liabilities	$14
The following table summarizes the location and amount of the gains and losses recognized within the Consolidated Statements of Income on derivative instruments not designated as hedging instruments.

	Location of Gain or (Loss) Recognized in Income	Amount of Gain or (Loss) Recognized in Income on Derivative
		Year Ended September 30,
		2015	2014	2013
Interest rate lock commitments	Other non-interest income	$20	$(99)	$(246)
Forward commitments for the sale of mortgage loans	Net gain (loss) on the sale of loans	14	(8)	237
Total		$34	$(107)	$(9)

18. PARENT COMPANY ONLY FINANCIAL STATEMENTS
The following condensed financial statements for TFS Financial Corporation (parent company only) reflect the investments in, and transactions with, its wholly-owned subsidiaries. Intercompany activity is eliminated in the consolidated financial statements.

	September 30,
	2015	2014
Statements of Condition
Assets:
Cash and due from banks	$2,099	$2,099
Other loans:
Demand loan due from Third Federal Savings and Loan	33,651	155,908
Employee Stock Ownership Plan (ESOP) loan receivable	69,110	72,644
Accrued interest receivable	120	1,281
Investments in:
Third Federal Savings and Loan	1,597,791	1,579,414
Non-thrift subsidiaries	78,679	78,347
Prepaid federal and state taxes	58	2,177
Deferred income taxes	3,246	2,985
Other assets	6,577	5,463
Total assets	$1,791,331	$1,900,318
Liabilities and shareholders’ equity:
Line of credit due non-thrift subsidiary	$58,361	$57,188
Accrued expenses and other liabilities	3,600	3,673
Total liabilities	61,961	60,861
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 332,318,750 shares issued; 290,882,379 and 301,654,581 outstanding at September 30, 2015 and September 30, 2014, respectively	3,323	3,323
Paid-in capital	1,707,629	1,702,441
Treasury stock, at cost; 41,436,371 and 30,664,169 shares at September 30, 2015 and September 30, 2014, respectively	(548,557)	(379,109)
Unallocated ESOP shares	(61,751)	(66,084)
Retained earnings—substantially restricted	641,791	589,678
Accumulated other comprehensive loss	(13,065)	(10,792)
Total shareholders’ equity	1,729,370	1,839,457
Total liabilities and shareholders’ equity	$1,791,331	$1,900,318

	Years Ended September 30,
	2015	2014	2013
Statements of Comprehensive Income
Interest income:
Demand loan due from Third Federal Savings and Loan	$139	$166	$203
ESOP loan	2,276	2,388	2,499
Total interest income	2,415	2,554	2,702
Interest expense:
Borrowed funds from non-thrift subsidiaries	253	168	116
Total interest expense	253	168	116
Net interest income	2,162	2,386	2,586
Non-interest income:
Intercompany service charges	218	600	600
Dividend from Third Federal Savings and Loan	66,000	85,000	—
Total other income	66,218	85,600	600
Non-interest expenses:
Salaries and employee benefits	6,216	5,921	6,015
Professional services	997	1,014	904
Office property and equipment	13	13	13
Other operating expenses	255	380	40
Total non-interest expenses	7,481	7,328	6,972
Income (loss) before income taxes	60,899	80,658	(3,786)
Income tax benefit	(2,583)	(1,870)	(1,715)
Income (loss) before undistributed earnings of subsidiaries	63,482	82,528	(2,071)
Equity in undistributed earnings of subsidiaries (dividend in excess of earnings):
Third Federal Savings and Loan	8,777	(16,974)	57,516
Non-thrift subsidiaries	332	337	514
Net income	72,591	65,891	55,959
Change in net unrealized gains (losses) on securities available for sale	3,018	1,044	(4,746)
Change in pension obligation	(5,291)	(3,232)	2,058
Total other comprehensive (loss) income	(2,273)	(2,188)	(2,688)
Total comprehensive income	$70,318	$63,703	$53,271

	Years Ended September 30,
	2015	2014	2013
Statements of Cash Flows
Cash flows from operating activities:
Net income	$72,591	$65,891	$55,959
Adjustments to reconcile net income to net cash provided by operating activities:
(Equity in undistributed earnings of subsidiaries) dividend in excess of earnings:
Third Federal Savings and Loan	(8,777)	16,974	(57,516)
Non-thrift subsidiaries	(332)	(337)	(514)
Deferred income taxes	(261)	(491)	(960)
ESOP and Stock-based compensation expense	2,107	2,879	3,010
Net decrease (increase) in interest receivable and other assets	2,166	(215)	(561)
Net increase (decrease) in accrued expenses and other liabilities	107	(193)	874
Other	—	—	6
Net cash provided by operating activities	67,601	84,508	298
Cash flows from investing activities:
Proceeds from principal repayments and maturities of securities available for sale	—	—	385
Decrease (increase) in balances lent to Third Federal Savings and Loan	122,257	14,160	(5,553)
Net cash provided by (used in) investing activities	122,257	14,160	(5,168)
Cash flows from financing activities:
Principal reduction of ESOP loan	3,534	3,422	3,315
Purchase of treasury shares	(172,546)	(101,363)	—
Dividends paid to common shareholders	(19,490)	(4,886)	—
Excess tax benefit related to stock-based compensation	1,582	91	—
Acquisition of treasury shares through net settlement for taxes	(4,111)	—	—
Net increase in borrowings from non-thrift subsidiaries	1,173	4,068	1,948
Net cash (used in) provided by financing activities	(189,858)	(98,668)	5,263
Net increase in cash and cash equivalents	—	—	393
Cash and cash equivalents—beginning of year	2,099	2,099	1,706
Cash and cash equivalents—end of year	$2,099	$2,099	$2,099
19. EARNINGS PER SHARE
Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. For purposes of computing earnings per share amounts, outstanding shares include shares held by the public, shares held by the ESOP that have been allocated to participants or committed to be released for allocation to participants, the 227,119,132 shares held by Third Federal Savings, MHC, and, for purposes of computing dilutive earnings per share, stock options and restricted stock units with a dilutive impact. Unvested shares awarded pursuant to the Company's restricted stock plans are treated as participating securities in the computation of EPS pursuant to the two-class method as they contain nonforfeitable rights to dividends. The two-class method is an earnings allocation that determines EPS for each class of common stock and participating security. At September 30, 2015 and 2014, respectively, the ESOP held 6,175,091 and 6,608,430 shares that were neither allocated to participants nor committed to be released to participants.

The following is a summary of the Company’s earnings per share calculations.

	For the Year Ended September 30, 2015
	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$72,591
Less: income allocated to restricted stock units	626
Basic earnings per share:
Income available to common shareholders	71,965	289,935,861	$0.25
Diluted earnings per share:
Effect of dilutive potential common shares		2,274,556
Income available to common shareholders	$71,965	292,210,417	$0.25

	For the Year Ended September 30, 2014
	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$65,891
Less: income allocated to restricted stock units	384
Basic earnings per share:
Income available to common shareholders	65,507	298,974,062	$0.22
Diluted earnings per share:
Effect of dilutive potential common shares		1,582,705
Income available to common shareholders	$65,507	300,556,767	$0.22

	For the Year Ended September 30, 2013
	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$55,959
Less: income allocated to restricted stock units	286
Basic earnings per share:
Income available to common shareholders	55,673	301,832,758	$0.18
Diluted earnings per share:
Effect of dilutive potential common shares		914,008
Income available to common shareholders	$55,673	302,746,766	$0.18
The following is a summary of outstanding stock options and restricted stock units that are excluded from the computation of diluted earnings per share because their inclusion would be anti-dilutive.

	For the Year Ended September 30,
	2015	2014	2013
Options to purchase shares	1,382,900	829,300	5,297,050
Restricted stock units	—	—	20,000
20. RELATED PARTY TRANSACTIONS
The Company has made loans and extensions of credit, in the ordinary course of business, to certain Directors. These loans were under normal credit terms, including interest rate and collateralization, and do not represent more than the normal risk of collection. The aggregate amount of loans to such related parties at September 30, 2015 and 2014 was $189 and $197, respectively. None of these loans were past due, considered impaired or on nonaccrual at September 30, 2015.

21. RECENT ACCOUNTING PRONOUNCEMENTS
Pending as of September 30, 2015
In May 2015, the FASB issued ASU 2015-07 Fair Value Measurement (Topic 820) Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share. Under this amendment, investments for which fair value is measured at net value per share (or its equivalent) using the practical expedient should not be categorized in the fair value hierarchy. Entities will continue to provide information helpful to understanding the nature and risks of these investments and whether the investments, if sold, are probable of being sold at amounts different from net asset value. The amendments in this Update are effective for public companies for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The adoption of ASU 2015-07 is not expected to have a material impact on the Company's consolidated financial statements.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), affecting any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. ASC Topic 606 does not apply to rights or obligations associated with financial instruments. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August, 2015, the FASB issued ASU 2015-14 which deferred the effective dates of ASU 2014-09 by one year, permitting public entities to apply this guidance to annual reporting periods and interim period within those annual periods beginning after December 15, 2017. The Company is currently evaluating the impact of adopting the amendments on its consolidated financial statements.
In January 2014, the FASB issued ASU 2014-04, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40), Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, to reduce diversity by clarifying when an in-substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments will be adopted by the Company on October 1, 2015. The only impact of these amendments on the Company's consolidated financial statements will be an additional disclosure in the Loan and Allowance for Loan Losses footnote. The Company's timing for derecognition of the receivable and the recognition of the real estate property clarified in these amendments will not change as a result of this amendment.

Adopted in fiscal year ended September 30, 2015
FASB ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects, which was issued in January 2014, permits entities to make an accounting policy election to account for investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statements as a component of income tax expense or benefit. The company early adopted the amendments in ASC 323-740 related to investments in Qualified Affordable Housing Projects for the quarter ended March 31, 2015, to utilize the proportional amortization method for a recent tax credit investment. The adoption of ASU 2014-1 did not have a material impact on the Company's consolidated financial statements. Related disclosures are included in Note 7. Income Taxes.
The Company has determined that all other recently issued accounting pronouncements will not have a material impact on the Company's consolidated financial statements or do not apply to its operations.

22. SELECTED QUARTERLY DATA (UNAUDITED)
The following tables are a summary of certain quarterly financial data for the fiscal years ended September 30, 2015 and 2014.

	Fiscal 2015 Quarter Ended
	December 31	March 31	June 30	September 30
	(In thousands, except per share data)
Interest income	$95,736	$95,647	$95,672	$96,422
Interest expense	28,600	28,225	28,083	28,442
Net interest income	67,136	67,422	67,589	67,980
Provision for loan losses	2,000	1,000	—	(6,000)
Net interest income after provision for loan losses	65,136	66,422	67,589	73,980
Non-interest income	5,953	5,895	6,126	6,286
Non-interest expense	45,973	48,829	47,819	45,371
Income before income tax	25,116	23,488	25,896	34,895
Income tax expense	8,472	7,822	8,638	11,872
Net income	$16,644	$15,666	$17,258	$23,023
Earnings per share—basic and diluted	$0.06	$0.05	$0.06	$0.08

	Fiscal 2014 Quarter Ended
	December 31	March 31	June 30	September 30
	(In thousands, except per share data)
Interest income	$93,019	$93,345	$93,756	$94,564
Interest expense	25,224	24,311	25,884	27,832
Net interest income	67,795	69,034	67,872	66,732
Provision for loan losses	6,000	5,000	4,000	4,000
Net interest income after provision for loan losses	61,795	64,034	63,872	62,732
Non-interest income	5,078	5,534	5,710	5,578
Non-interest expense	42,859	44,931	42,849	44,837
Income before income tax	24,014	24,637	26,733	23,473
Income tax expense	7,990	8,252	9,102	7,622
Net income	$16,024	$16,385	$17,631	$15,851
Earnings per share—basic and diluted	$0.05	$0.05	$0.06	$0.05
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
The following financial statements from TFS Financial Corporation’s Annual Report on Form 10-K for the year ended September 30, 2015 filed on November 25, 2015 formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements.

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
TFS Financial Corporation

Dated:	November 25, 2015	/S/ MARC A. STEFANSKI
Marc A. Stefanski Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:	November 25, 2015	/S/ MARC A. STEFANSKI
Marc A. Stefanski Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Dated:	November 25, 2015	/S/ DAVID S. HUFFMAN
David S. Huffman Chief Financial Officer and Secretary (Principal Financial Officer)

Dated:	November 25, 2015	/S/ PAUL J. HUML
Paul J. Huml Chief Accounting Officer (Principal Accounting Officer)

Dated:	November 25, 2015	/S/ ANTHONY J. ASHER
Anthony J. Asher, Director

Dated:	November 25, 2015	/S/ MARTIN J. COHEN
Martin J. Cohen, Director

Dated:	November 25, 2015	/S/ ROBERT A. FIALA
Robert A. Fiala, Director

Dated:	November 25, 2015	/S/ ROBERT B. HEISLER JR.
Robert B. Heisler Jr., Director

Dated:	November 25, 2015	/S/ WILLIAM C. MULLIGAN
William C. Mulligan, Director

Dated:	November 25, 2015	/S/ TERRENCE R. OZAN
Terrence R. Ozan, Director

Dated:	November 25, 2015	/S/ JOHN P. RINGENBACH
John P. Ringenbach, Director

Dated:	November 25, 2015	/S/ PAUL W. STEFANIK
Paul W. Stefanik, Director

Dated:	November 25, 2015	/S/ BEN S. STEFANSKI III
Ben S. Stefanski III, Director

Dated:	November 25, 2015	/S/ MEREDITH S. WEIL
Meredith S. Weil, Director