Form 10-Q
period 2015-12-31
TFS Financial CORP
filed 2016-02-08
CIK 1381668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________
FORM 10-Q
________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2015
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
As of February 4, 2016, there were 288,557,381 shares of the Registrant’s common stock, par value $0.01 per share, outstanding, of which 227,119,132 shares, or 78.7% of the Registrant’s common stock, were held by Third Federal Savings and Loan Association of Cleveland, MHC, the Registrant’s mutual holding company.

TFS Financial Corporation

GLOSSARY OF TERMS
TFS Financial Corporation provides the following list of acronyms and defined terms as a tool for the reader. The acronyms and defined terms identified below are used throughout the document.

AOCI: Accumulated Other Comprehensive Income	FRS: Board of Governors of the Federal Reserve System
ARM: Adjustable Rate Mortgage	GAAP: Generally Accepted Accounting Principles
ASC: Accounting Standards Codification	GVA: General Valuation Allowances
ASU: Accounting Standards Update	HARP: Home Affordable Refinance Program
Association: Third Federal Savings and Loan	HPI: Home Price Index
Association of Cleveland	IRR: Interest Rate Risk
BAAS: OCC Bank Accounting Advisory Series	IRS: Internal Revenue Service
BOLI: Bank Owned Life Insurance	IVA: Individual Valuation Allowance
CDs: Certificates of Deposit	LIHTC: Low Income Housing Tax Credit
CFPB: Consumer Financial Protection Bureau	LIP: Loans-in-Process
CLTV: Combined Loan-to-Value	LTV: Loan-to-Value
Company: TFS Financial Corporation and its	MGIC: Mortgage Guaranty Insurance Corporation
subsidiaries	NOW: Negotiable Order of Withdrawal
DFA: Dodd-Frank Wall Street Reform and Consumer	OCC: Office of the Comptroller of the Currency
Protection Act	OCI: Other Comprehensive Income
DIF: Depository Insurance Fund	PMI: Private Mortgage Insurance
EaR: Earnings at Risk	PMIC: PMI Mortgage Insurance Co.
EPS: Earnings per Share	QTL: Qualified Thrift Lender
ESOP: Third Federal Employee (Associate) Stock	REMICs: Real Estate Mortgage Investment Conduits
Ownership Plan	REIT: Real Estate Investment Trust
EVE: Economic Value of Equity	SVA: Specific Valuation Allowance
FASB: Financial Accounting Standards Board	SEC: United States Securities and Exchange
FDIC: Federal Deposit Insurance Corporation	Commission
FHFA: Federal Housing Finance Agency	TDR: Troubled Debt Restructuring
FHLB: Federal Home Loan Bank	Third Federal Savings, MHC: Third Federal Savings
Fannie Mae: Federal National Mortgage Association	and Loan Association of Cleveland, MHC
FRB-Cleveland: Federal Reserve Bank of Cleveland

Item 1. Financial Statements
TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION (unaudited)
(In thousands, except share data)

	December 31, 2015	September 30, 2015
ASSETS
Cash and due from banks	$30,787	$22,428
Interest-earning cash equivalents	128,835	132,941
Cash and cash equivalents	159,622	155,369
Investment securities available for sale (amortized cost $593,523 and $582,091, respectively)	588,406	585,053
Mortgage loans held for sale, at lower of cost or market (none measured at fair value)	374	116
Loans held for investment, net:
Mortgage loans	11,256,718	11,245,557
Other consumer loans	3,273	3,468
Deferred loan expenses, net	12,020	10,112
Allowance for loan losses	(69,241)	(71,554)
Loans, net	11,202,770	11,187,583
Mortgage loan servicing rights, net	9,621	9,988
Federal Home Loan Bank stock, at cost	69,470	69,470
Real estate owned	14,299	17,492
Premises, equipment, and software, net	59,059	57,187
Accrued interest receivable	32,271	32,490
Bank owned life insurance contracts	195,890	195,861
Other assets	58,857	58,277
TOTAL ASSETS	$12,390,639	$12,368,886
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$8,305,362	$8,285,858
Borrowed funds	2,164,225	2,168,627
Borrowers’ advances for insurance and taxes	81,421	86,292
Principal, interest, and related escrow owed on loans serviced	45,495	49,493
Accrued expenses and other liabilities	91,691	49,246
Total liabilities	10,688,194	10,639,516
Commitments and contingent liabilities
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 332,318,750 shares issued; 289,243,649 and 290,882,379 outstanding at December 31, 2015 and September 30, 2015, respectively	3,323	3,323
Paid-in capital	1,709,868	1,707,629
Treasury stock, at cost; 43,075,101 and 41,436,371 shares at December 31, 2015 and September 30, 2015, respectively	(585,958)	(548,557)
Unallocated ESOP shares	(60,667)	(61,751)
Retained earnings—substantially restricted	653,891	641,791
Accumulated other comprehensive loss	(18,012)	(13,065)
Total shareholders’ equity	1,702,445	1,729,370
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,390,639	$12,368,886
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(In thousands, except share and per share data)

	For the Three Months Ended
	December 31,
	2015	2014
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$93,174	$91,835
Investment securities available for sale	2,471	2,555
Other interest and dividend earning assets	786	1,346
Total interest and dividend income	96,431	95,736
INTEREST EXPENSE:
Deposits	22,439	24,476
Borrowed funds	6,351	4,124
Total interest expense	28,790	28,600
NET INTEREST INCOME	67,641	67,136
PROVISION FOR LOAN LOSSES	(1,000)	2,000
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	68,641	65,136
NON-INTEREST INCOME:
Fees and service charges, net of amortization	1,969	2,158
Net gain on the sale of loans	825	698
Increase in and death benefits from bank owned life insurance contracts	2,343	1,901
Other	980	1,196
Total non-interest income	6,117	5,953
NON-INTEREST EXPENSE:
Salaries and employee benefits	24,948	23,565
Marketing services	4,321	4,500
Office property, equipment and software	5,763	5,393
Federal insurance premium and assessments	2,829	2,461
State franchise tax	1,448	1,403
Real estate owned expense, net	2,161	2,700
Other operating expenses	6,163	5,951
Total non-interest expense	47,633	45,973
INCOME BEFORE INCOME TAXES	27,125	25,116
INCOME TAX EXPENSE	9,274	8,472
NET INCOME	$17,851	$16,644
Earnings per share—basic and diluted	$0.06	$0.06
Weighted average shares outstanding
Basic	283,834,670	293,797,138
Diluted	286,340,053	296,128,813

See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(In thousands)

	For the Three Months Ended
	December 31,
	2015	2014
Net income	$17,851	$16,644
Other comprehensive income (loss), net of tax:
Net change in unrealized (loss) gain on securities available for sale	(5,252)	433
Net change in cash flow hedges	55	—
Change in pension obligation	250	124
Total other comprehensive (loss) income	(4,947)	557
Total comprehensive income	$12,904	$17,201
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)
(In thousands, except share and per share data)

	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at September 30, 2014	$3,323	$1,702,441	$(379,109)	$(66,084)	$589,678	$(10,792)	$1,839,457
Net income	—	—	—	—	16,644	—	16,644
Other comprehensive income, net of tax	—	—	—	—	—	557	557
ESOP shares allocated or committed to be released	—	520	—	1,083	—	—	1,603
Compensation costs for stock-based plans	—	2,099	—	—	—	—	2,099
Excess tax effect from stock-based compensation	—	945	—	—	—	—	945
Purchase of treasury stock (2,802,800 shares)	—	—	(41,555)	—	—	—	(41,555)
Treasury stock allocated to restricted stock plan	—	(4,023)	3,086	—	(1,409)	—	(2,346)
Dividends paid to common shareholders ($0.07 per common share)	—	—	—	—	(4,711)	—	(4,711)
Balance at December 31, 2014	$3,323	$1,701,982	$(417,578)	$(65,001)	$600,202	$(10,235)	$1,812,693

Balance at September 30, 2015	$3,323	$1,707,629	$(548,557)	$(61,751)	$641,791	$(13,065)	$1,729,370
Net income	—	—	—	—	17,851	—	17,851
Other comprehensive loss, net of tax	—	—	—	—	—	(4,947)	(4,947)
ESOP shares allocated or committed to be released	—	903	—	1,084	—	—	1,987
Compensation costs for stock-based plans	—	1,708	—	—	—	—	1,708
Excess tax effect from stock-based compensation	—	1,678	—	—	—	—	1,678
Purchase of treasury stock (1,920,000 shares)	—	—	(35,229)	—	—	—	(35,229)
Treasury stock allocated to restricted stock plan	—	(2,050)	(2,172)	—	—	—	(4,222)
Dividends paid to common shareholders ($0.10 per common share)	—	—	—	—	(5,751)	—	(5,751)
Balance at December 31, 2015	$3,323	$1,709,868	$(585,958)	$(60,667)	$653,891	$(18,012)	$1,702,445
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (in thousands)

	For the Three Months Ended
	December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,851	$16,644
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	3,695	3,702
Depreciation and amortization	4,222	3,865
Deferred income tax expense	10	—
Provision for loan losses	(1,000)	2,000
Net gain on the sale of loans	(825)	(698)
Other net losses	586	890
Principal repayments on and proceeds from sales of loans held for sale	3,480	3,842
Loans originated for sale	(3,673)	(4,748)
Increase in bank owned life insurance contracts	(43)	(1,628)
Net decrease in interest receivable and other assets	2,299	2,179
Net increase in accrued expenses and other liabilities	42,739	45,418
Other	(12)	118
Net cash provided by operating activities	69,329	71,584
CASH FLOWS FROM INVESTING ACTIVITIES:
Loans originated	(548,729)	(611,208)
Principal repayments on loans	505,786	446,149
Proceeds from principal repayments and maturities of:
Securities available for sale	37,825	33,679
Proceeds from sale of:
Loans	24,571	20,385
Real estate owned	6,027	5,691
Purchases of:
FHLB stock	—	(23,675)
Securities available for sale	(50,681)	(45,853)
Premises and equipment	(2,783)	(1,160)
Other	24	295
Net cash used in investing activities	(27,960)	(175,697)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	19,504	(114,664)
Net decrease in borrowers' advances for insurance and taxes	(4,871)	(1,912)
Net decrease in principal and interest owed on loans serviced	(3,998)	(5,093)
Net (decrease) increase in short term borrowed funds	(29,829)	224,284
Proceeds from long term borrowed funds	30,000	150,294
Repayment of long term borrowed funds	(4,573)	(8,512)
Purchase of treasury shares	(35,054)	(39,755)
Excess tax benefit related to stock-based compensation	1,678	945
Acquisition of treasury shares through net settlement of stock benefit plans compensation	(4,222)	(2,346)
Dividends paid to common shareholders	(5,751)	(4,711)
Net cash (used in) provided by financing activities	(37,116)	198,530
NET INCREASE IN CASH AND CASH EQUIVALENTS	4,253	94,417
CASH AND CASH EQUIVALENTS—Beginning of period	155,369	181,403
CASH AND CASH EQUIVALENTS—End of period	$159,622	$275,820
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest on deposits	$22,380	$24,543
Cash paid for interest on borrowed funds	6,179	3,839
Cash paid for income taxes	9,711	80
SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to real estate owned	3,420	6,807
Transfer of loans from held for investment to held for sale	24,196	15,545
Treasury stock issued for stock benefit plans	2,050	—
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands unless otherwise indicated)

1.	BASIS OF PRESENTATION
TFS Financial Corporation, a federally chartered stock holding company, conducts its principal activities through its wholly owned subsidiaries. The principal line of business of the Company is retail consumer banking, including mortgage lending, deposit gathering, and, to a much lesser extent, other financial services. On December 31, 2015, approximately 79% of the Company’s outstanding shares were owned by a federally chartered mutual holding company, Third Federal Savings and Loan Association of Cleveland, MHC. The thrift subsidiary of TFS Financial Corporation is Third Federal Savings and Loan Association of Cleveland.
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
The unaudited interim consolidated financial statements were prepared without an audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial condition of the Company at December 31, 2015, and its results of operations and cash flows for the periods presented. Such adjustments are the only adjustments reflected in the unaudited interim financial statements. In accordance with Regulation S-X for interim financial information, these statements do not include certain information and footnote disclosures required for complete audited financial statements. The Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015 contains consolidated financial statements and related notes, which should be read in conjunction with the accompanying interim consolidated financial statements. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2016 or for any other period.

2.	EARNINGS PER SHARE
Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. For purposes of computing earnings per share amounts, outstanding shares include shares held by the public, shares held by the ESOP that have been allocated to participants or committed to be released for allocation to participants, the 227,119,132 shares held by Third Federal Savings, MHC, and, for purposes of computing dilutive earnings per share, stock options and restricted stock units with a dilutive impact. Unvested shares awarded pursuant to the Company's restricted stock plans are treated as participating securities in the computation of EPS pursuant to the two-class method as they contain nonforfeitable rights to dividends. The two-class method is an earnings allocation that determines EPS for each class of common stock and participating security. At December 31, 2015 and 2014, respectively, the ESOP held 6,066,756 and 6,500,096 shares that were neither allocated to participants nor committed to be released to participants.

The following is a summary of the Company's earnings per share calculations.

	For the Three Months Ended December 31,
	2015			2014
	Income	Shares	Per share amount	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$17,851			$16,644
Less: income allocated to restricted stock units	179			147
Basic earnings per share:
Income available to common shareholders	$17,672	283,834,670	$0.06	$16,497	293,797,138	$0.06
Diluted earnings per share:
Effect of dilutive potential common shares		2,505,383			2,331,675
Income available to common shareholders	$17,672	286,340,053	$0.06	$16,497	296,128,813	$0.06
The following is a summary of outstanding stock options and restricted stock units that are excluded from the computation of diluted earnings per share because their inclusion would be anti-dilutive.

	For the Three Months Ended December 31,
	2015	2014
Options to purchase shares	393,500	961,200
Restricted stock units	51,200	208,000

3.	INVESTMENT SECURITIES
Investments available for sale are summarized as follows:

	December 31, 2015
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
REMICs	$583,788	$314	$(5,955)	$578,147
Fannie Mae certificates	9,735	597	(73)	10,259
Total	$593,523	$911	$(6,028)	$588,406

	September 30, 2015
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. government and agency obligations	$2,000	$2	$—	$2,002
REMICs	570,194	3,135	(878)	572,451
Fannie Mae certificates	9,897	703	—	10,600
Total	$582,091	$3,840	$(878)	$585,053

Gross unrealized losses and the estimated fair value of REMICs, aggregated by the length of time the securities have been in a continuous loss position, at December 31, 2015 and September 30, 2015, were as follows:

	December 31, 2015
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$443,025	$4,161	$85,794	$1,794	$528,819	$5,955
Fannie Mae certificates	4,764	73	—	—	4,764	73
Total	$447,789	$4,234	$85,794	$1,794	$533,583	$6,028

	September 30, 2015
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$86,754	$299	$80,639	$579	$167,393	$878
Fannie Mae certificates	—	—	—	—	—	—
Total	$86,754	$299	$80,639	$579	$167,393	$878

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
Since the decline in value is attributable to changes in interest rates and not credit quality and because the Association has neither the intent to sell the securities nor is it more likely than not the Association will be required to sell the securities for the time periods necessary to recover the amortized cost, these investments are not considered other-than-temporarily impaired. At December 31, 2015, the Association did not have U.S. government and agency obligations available for sale. At September 30, 2015, the amortized cost and fair value of U.S. government and agency obligations, then categorized as due within one year, were $2,000 and $2,002, respectively.

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES
Loans held for investment consist of the following:

	December 31, 2015	September 30, 2015
Real estate loans:
Residential Core	$9,504,202	$9,462,939
Residential Home Today	131,657	135,746
Home equity loans and lines of credit	1,597,289	1,625,239
Construction	55,723	55,421
Real estate loans	11,288,871	11,279,345
Other consumer loans	3,273	3,468
Add (deduct):
Deferred loan expenses, net	12,020	10,112
Loans in process	(32,153)	(33,788)
Allowance for loan losses	(69,241)	(71,554)
Loans held for investment, net	$11,202,770	$11,187,583

At December 31, 2015 and September 30, 2015, respectively, $374 and $116 of loans were classified as mortgage loans held for sale.
A large concentration of the Company’s lending is in Ohio and Florida. As of December 31, 2015 and September 30, 2015, the percentages of residential real estate loans held in Ohio and Florida were 63% and 17%, respectively, at each date. As of December 31, 2015 and September 30, 2015, home equity loans and lines of credit were concentrated in Ohio (39%), Florida (26%), and California (13%) at each date. Although somewhat dissipating during the last two years, the lingering effects of the adverse economic conditions and market for real estate in Ohio and Florida that arose in connection with the financial crisis of 2008, continue to unfavorably impact the ability of borrowers in those areas to repay their loans.
Home Today began as an affordable housing program targeted to benefit low- and moderate-income home buyers. Through this program the Association provided the majority of loans to borrowers who would not otherwise qualify for the Association’s loan products, generally because of low credit scores. Although the credit profiles of borrowers in the Home Today program might be described as sub-prime, Home Today loans generally contain the same features as loans offered to our Core borrowers. Borrowers with a Home Today loan complete financial management education and counseling and were referred to the Association by a sponsoring organization with which the Association partnered as part of the program. Because the Association applied less stringent underwriting and credit standards to the majority of Home Today loans, loans originated under the program have greater credit risk than its traditional residential real estate mortgage loans. While effective March 27, 2009, the Home Today underwriting guidelines were changed to be substantially the same as the Association’s traditional first mortgage product and the program focused on financial education and down payment assistance. The majority of loans in this program were originated prior to that date. As of December 31, 2015 and September 30, 2015, the principal balance of Home Today loans originated prior to March 27, 2009 was $128,617 and $132,762, respectively. The Association does not offer, and has not offered, loan products frequently considered to be designed to target sub-prime borrowers containing features such as higher fees or higher rates, negative amortization, a loan-to-value ratio greater than 100%, or pay option adjustable-rate mortgages.
An age analysis of the recorded investment in loan receivables that are past due at December 31, 2015 and September 30, 2015 is summarized in the following tables. When a loan is more than one month past due on its scheduled payments, the loan is considered 30 days or more past due. Balances are adjusted for deferred loan fees or expenses and any applicable loans-in-process.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
December 31, 2015
Real estate loans:
Residential Core	$6,998	$3,206	$21,903	$32,107	$9,476,307	$9,508,414
Residential Home Today	5,121	2,798	9,063	16,982	112,997	129,979
Home equity loans and lines of credit	4,337	2,193	6,046	12,576	1,594,133	1,606,709
Construction	—	—	—	—	23,636	23,636
Total real estate loans	16,456	8,197	37,012	61,665	11,207,073	11,268,738
Other consumer loans	—	—	—	—	3,273	3,273
Total	$16,456	$8,197	$37,012	$61,665	$11,210,346	$11,272,011

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
September 30, 2015
Real estate loans:
Residential Core	8,242	$4,323	$23,306	$35,871	$9,430,189	$9,466,060
Residential Home Today	5,866	2,507	9,068	17,441	116,535	133,976
Home equity loans and lines of credit	5,012	1,162	5,575	11,749	1,622,683	1,634,432
Construction	—	—	427	427	20,774	21,201
Total real estate loans	19,120	7,992	38,376	65,488	11,190,181	11,255,669
Other consumer loans	—	—	—	—	3,468	3,468
Total	$19,120	$7,992	$38,376	$65,488	$11,193,649	$11,259,137
At December 31, 2015 and September 30, 2015, real estate loans include $26,345 and $28,864, respectively, of loans that were in the process of foreclosure.
The recorded investment of loan receivables in non-accrual status is summarized in the following table. Balances are adjusted for deferred loan fees or expenses.

	December 31, 2015	September 30, 2015
Real estate loans:
Residential Core	$59,947	$62,293
Residential Home Today	22,000	22,556
Home equity loans and lines of credit	21,016	21,514
Construction	—	427
Total non-accrual loans	$102,963	$106,790
Loans are placed in non-accrual status when they are contractually 90 days or more past due. Loans restructured in TDRs that were in non-accrual status prior to the restructurings remain in non-accrual status for a minimum of six months after restructuring. Additionally, home equity loans and lines of credit where the customer has a severely delinquent first mortgage loan and loans in Chapter 7 bankruptcy status where all borrowers have filed, and not reaffirmed or been dismissed, are placed in non-accrual status. At December 31, 2015 and September 30, 2015, respectively, the recorded investment in non-accrual loans includes $65,951 and $68,415 which are performing according to the terms of their agreement, of which $43,623 and $45,575 are loans in Chapter 7 bankruptcy status primarily where all borrowers have filed, and have not reaffirmed or been dismissed.
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
The recorded investment in loan receivables at December 31, 2015 and September 30, 2015 is summarized in the following table. The table provides details of the recorded balances according to the method of evaluation used for determining the allowance for loan losses, distinguishing between determinations made by evaluating individual loans and determinations made by evaluating groups of loans not individually evaluated. Balances of recorded investments are adjusted for deferred loan fees or expenses and any applicable loans-in-process.

	December 31, 2015			September 30, 2015
	Individually	Collectively	Total	Individually	Collectively	Total
Real estate loans:
Residential Core	$115,666	$9,392,748	$9,508,414	$119,588	$9,346,472	$9,466,060
Residential Home Today	55,903	74,076	129,979	58,046	75,930	133,976
Home equity loans and lines of credit	32,473	1,574,236	1,606,709	34,112	1,600,320	1,634,432
Construction	—	23,636	23,636	426	20,775	21,201
Total real estate loans	204,042	11,064,696	11,268,738	212,172	11,043,497	11,255,669
Other consumer loans	—	3,273	3,273	—	3,468	3,468
Total	$204,042	$11,067,969	$11,272,011	$212,172	$11,046,965	$11,259,137
An analysis of the allowance for loan losses at December 31, 2015 and September 30, 2015 is summarized in the following table. The analysis provides details of the allowance for loan losses according to the method of evaluation, distinguishing between allowances for loan losses determined by evaluating individual loans and allowances for loan losses determined by evaluating groups of loans collectively.

	December 31, 2015			September 30, 2015
	Individually	Collectively	Total	Individually	Collectively	Total
Real estate loans:
Residential Core	$9,527	$10,941	$20,468	$9,354	$13,242	$22,596
Residential Home Today	4,345	5,507	9,852	4,166	5,831	9,997
Home equity loans and lines of credit	603	38,304	38,907	772	38,154	38,926
Construction	—	14	14	26	9	35
Total	$14,475	$54,766	$69,241	$14,318	$57,236	$71,554
At December 31, 2015 and September 30, 2015, individually evaluated loans that required an allowance were comprised only of loans evaluated for impairment based on the present value of cash flows, such as performing TDRs, and loans with a further deterioration in the fair value of collateral not yet identified as uncollectible. All other individually evaluated loans received a charge-off, if applicable.
Because many variables are considered in determining the appropriate level of general valuation allowances, directional changes in individual considerations do not always align with the directional change in the balance of a particular component of the general valuation allowance. At December 31, 2015 and September 30, 2015, respectively, allowances on individually reviewed loans evaluated for impairment based on the present value of cash flows, such as performing TDRs, were $14,424 and $14,117.
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
As described earlier in this footnote, Home Today loans have greater credit risk than traditional residential real estate mortgage loans. At December 31, 2015 and September 30, 2015, respectively, approximately 32% and 34% of Home Today loans include private mortgage insurance coverage. The majority of the coverage on these loans was provided by PMI Mortgage Insurance Co., which was seized by the Arizona Department of Insurance and through March 31, 2015 paid all claim payments at 67%. In April 2015, the Association was notified that, in addition to a catch-up adjustment for prior claims, all future claims will be paid at 70%. Appropriate adjustments have been made to the Association’s affected valuation allowances and charge-offs, and estimated loss severity factors were adjusted accordingly for loans evaluated collectively. The amount of loans in our owned portfolio covered by mortgage insurance provided by PMIC as of December 31, 2015 and September 30, 2015, respectively, was $121,160 and $132,857 of which $111,066 and $122,025 was current. The amount of loans in our owned portfolio covered by mortgage insurance provided by Mortgage Guaranty Insurance Corporation as of December 31, 2015 and September 30, 2015, respectively, was $53,056 and $56,898 of which $52,631 and $56,295 was current. As of

December 31, 2015, MGIC's long-term debt rating, as published by the major credit rating agencies, did not meet the requirements to qualify as "high credit quality"; however, MGIC continues to make claims payments in accordance with its contractual obligations and the Association has not increased its estimated loss severity factors related to MGIC's claim paying ability. No other loans were covered by mortgage insurers that were deferring claim payments or which were assessed as being non-investment grade.
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
The recorded investment and the unpaid principal balance of impaired loans, including those reported as TDRs, as of December 31, 2015 and September 30, 2015 are summarized as follows. Balances of recorded investments are adjusted for deferred loan fees or expenses.

	December 31, 2015			September 30, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related IVA recorded:
Residential Core	$59,685	$78,396	$—	$62,177	$80,622	$—
Residential Home Today	22,007	48,830	—	23,038	50,256	—
Home equity loans and lines of credit	20,834	29,918	—	23,046	32,312	—
Construction	—	—	—	—	—	—
Total	$102,526	$157,144	$—	$108,261	$163,190	$—
With an IVA recorded:
Residential Core	$55,981	$56,775	$9,527	$57,411	$58,224	$9,354
Residential Home Today	33,896	34,325	4,345	35,008	35,479	4,166
Home equity loans and lines of credit	11,639	11,699	603	11,066	11,034	772
Construction	—	—	—	426	572	26
Total	$101,516	$102,799	$14,475	$103,911	$105,309	$14,318
Total impaired loans:
Residential Core	$115,666	$135,171	$9,527	$119,588	$138,846	$9,354
Residential Home Today	55,903	83,155	4,345	58,046	85,735	4,166
Home equity loans and lines of credit	32,473	41,617	603	34,112	43,346	772
Construction	—	—	—	426	572	26
Total	$204,042	$259,943	$14,475	$212,172	$268,499	$14,318
At December 31, 2015 and September 30, 2015, respectively, the recorded investment in impaired loans includes $175,609 and $178,259 of loans restructured in TDRs of which $15,222 and $14,971 were 90 days or more past due.

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

Loans restructured in TDRs that are not evaluated based on collateral are separately evaluated for impairment on a loan by loan basis at the time of restructuring and at each subsequent reporting date for as long as they are reported as TDRs. The impairment evaluation is based on the present value of expected future cash flows discounted at the effective interest rate of the original loan. Expected future cash flows include a discount factor representing a potential for default. Valuation allowances are recorded for the excess of the recorded investments over the result of the cash flow analysis. Loans discharged in Chapter 7 bankruptcy are reported as TDRs and also evaluated based on the present value of expected future cash flows unless evaluated based on collateral. We evaluate these loans using the expected future cash flows because we expect the borrower, not liquidation of the collateral, to be the source of repayment for the loan. Other consumer loans are not considered for restructuring. A loan restructured in a TDR is classified as an impaired loan for a minimum of one year. After one year, that loan may be reclassified out of the balance of impaired loans if the loan was restructured to yield a market rate for loans of similar credit risk at the time of restructuring and the loan is not impaired based on the terms of the restructuring agreement. No loans whose terms were restructured in TDRs were reclassified from impaired loans during the three months ended December 31, 2015 and December 31, 2014.

The average recorded investment in impaired loans and the amount of interest income recognized during the period that the loans were impaired are summarized below.

	For the Three Months Ended December 31,
	2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related IVA recorded:
Residential Core	$60,931	$369	$72,542	$287
Residential Home Today	22,523	150	27,677	58
Home equity loans and lines of credit	21,940	64	25,498	72
Construction	—	—	—	—
Total	$105,394	$583	$125,717	$417
With an IVA recorded:
Residential Core	$56,696	$590	$58,785	$664
Residential Home Today	34,452	432	38,363	487
Home equity loans and lines of credit	11,353	77	8,145	67
Construction	213	—	—	—
Total	$102,714	$1,099	$105,293	$1,218
Total impaired loans:
Residential Core	$117,627	$959	$131,327	$951
Residential Home Today	56,975	582	66,040	545
Home equity loans and lines of credit	33,293	141	33,643	139
Construction	213	—	—	—
Total	$208,108	$1,682	$231,010	$1,635

Interest on loans in non-accrual status is recognized on a cash-basis. The amount of interest income on impaired loans recognized using a cash-basis method was $449 for the quarter ended December 31, 2015 and $277 for the quarter ended December 31, 2014. Cash payments on loans with a partial charge-off are applied fully to principal, then to recovery of the charged off amount prior to interest income being recognized. Interest income on the remaining impaired loans is recognized on an accrual basis.

The recorded investment in TDRs by type of concession as of December 31, 2015 and September 30, 2015 is shown in the tables below.

December 31, 2015	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Restructurings	Bankruptcy	Total
Residential Core	$14,978	$881	$9,085	$22,072	$22,352	$30,916	$100,284
Residential Home Today	6,956	7	5,361	12,168	21,598	6,076	52,166
Home equity loans and lines of credit	153	3,246	502	4,972	1,040	13,246	23,159
Total	$22,087	$4,134	$14,948	$39,212	$44,990	$50,238	$175,609

September 30, 2015	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Restructurings	Bankruptcy	Total
Residential Core	$15,743	$934	$8,252	$22,211	$22,594	$32,215	$101,949
Residential Home Today	7,734	12	5,643	12,302	21,928	6,272	53,891
Home equity loans and lines of credit	96	3,253	509	4,214	909	13,438	22,419
Total	$23,573	$4,199	$14,404	$38,727	$45,431	$51,925	$178,259
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

For all loans restructured during the three months ended December 31, 2015 and December 31, 2014 (set forth in the table below), the pre-restructured outstanding recorded investment was not materially different from the post-restructured outstanding recorded investment.

The following tables set forth the recorded investment in TDRs restructured during the periods presented, according to the types of concessions granted.

	For the Three Months Ended December 31, 2015
	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Restructurings	Bankruptcy	Total
Residential Core	$112	$—	$900	$1,188	$558	$1,374	$4,132
Residential Home Today	—	—	23	295	821	179	1,318
Home equity loans and lines of credit	61	225	8	1,056	121	515	1,986
Total	$173	$225	$931	$2,539	$1,500	$2,068	$7,436

	For the Three Months Ended December 31, 2014
	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Restructurings	Bankruptcy	Total
Residential Core	$766	$—	$978	$1,858	$1,269	$1,879	$6,750
Residential Home Today	82	—	1,159	64	1,313	167	2,785
Home equity loans and lines of credit	—	652	—	477	44	349	1,522
Total	$848	$652	$2,137	$2,399	$2,626	$2,395	$11,057

Below summarizes the information on TDRs restructured within the previous 12 months of the period listed for which there was a subsequent payment default, at least 30 days past due on one scheduled payment, during the period presented.

	For the Three Months Ended December 31,
	2015		2014
TDRs That Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)		(Dollars in thousands)
Residential Core	28	$2,527	28	$2,555
Residential Home Today	20	998	33	1,453
Home equity loans and lines of credit	41	1,100	15	418
Total	89	$4,625	76	$4,426

The following tables provide information about the credit quality of residential loan receivables by an internally assigned grade. Balances are adjusted for deferred loan fees or expenses and any applicable LIP.

	Pass	Special Mention	Substandard	Loss	Total
December 31, 2015
Real Estate Loans:
Residential Core	$9,444,086	$—	$64,328	$—	$9,508,414
Residential Home Today	106,762	—	23,217	—	129,979
Home equity loans and lines of credit	1,577,865	4,724	24,120	—	1,606,709
Construction	23,636	—	—	—	23,636
Total	$11,152,349	$4,724	$111,665	$—	$11,268,738

	Pass	Special Mention	Substandard	Loss	Total
September 30, 2015
Real Estate Loans:
Residential Core	$9,399,409	$—	$66,651	$—	$9,466,060
Residential Home Today	110,105	—	23,871	—	133,976
Home equity loans and lines of credit	1,604,226	4,279	25,927	—	1,634,432
Construction	20,774	—	427	—	21,201
Total	$11,134,514	$4,279	$116,876	$—	$11,255,669
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
At December 31, 2015 and September 30, 2015, respectively, the recorded investment of impaired loans includes $100,973 and $103,390 of TDRs that are individually evaluated for impairment, but have adequately performed under the terms of the restructuring and are classified as Pass loans. At December 31, 2015 and September 30, 2015, respectively, there were $8,596 and $8,094 of loans classified substandard and $4,724 and $4,279 of loans designated special mention that are not included in the recorded investment of impaired loans; rather, they are included in loans collectively evaluated for impairment.
Other consumer loans are internally assigned a grade of nonperforming when they become 90 days or more past due. At December 31, 2015 and September 30, 2015, no consumer loans were graded as nonperforming.

Activity in the allowance for loan losses is summarized as follows:

	For the Three Months Ended December 31, 2015
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$22,596	$(1,764)	$(1,282)	$918	$20,468
Residential Home Today	9,997	263	(826)	418	9,852
Home equity loans and lines of credit	38,926	522	(2,104)	1,563	38,907
Construction	35	(21)	—	—	14
Total	$71,554	$(1,000)	$(4,212)	$2,899	$69,241

	For the Three Months Ended December 31, 2014
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$31,080	$(1,724)	$(1,268)	$629	$28,717
Residential Home Today	16,424	924	(1,082)	168	16,434
Home equity loans and lines of credit	33,831	2,980	(3,629)	1,413	34,595
Construction	27	(180)	—	169	16
Total	$81,362	$2,000	$(5,979)	$2,379	$79,762

5.	DEPOSITS
Deposit account balances are summarized as follows:

	December 31, 2015	September 30, 2015
Negotiable order of withdrawal accounts	$1,023,173	$994,447
Savings accounts	1,605,486	1,610,944
Certificates of deposit	5,674,806	5,678,618
	8,303,465	8,284,009
Accrued interest	1,897	1,849
Total deposits	$8,305,362	$8,285,858
Brokered certificates of deposit, which are used as a cost effective funding alternative, totaled $539,910 and $520,110 at December 31, 2015 and September 30, 2015, respectively. The FDIC places restrictions on banks with regard to issuing brokered deposits based on the bank's capital classification. As a well-capitalized institution at December 31, 2015 and September 30, 2015, the Association may accept brokered deposits without FDIC restrictions.

6.    OTHER COMPREHENSIVE INCOME (LOSS)

The change in accumulated other comprehensive income (loss) by component is as follows:

	For the Three Months Ended				For the Three Months Ended
	December 31, 2015				December 31, 2014
	Unrealized gains (losses) on securities available for sale	Cash flow hedges	Defined Benefit Plan	Total	Unrealized gains (losses) on securities available for sale	Cash flow hedges	Defined Benefit Plan	Total
Balance at beginning of period	$1,926	$—	$(14,991)	$(13,065)	$(1,092)	$—	$(9,700)	$(10,792)
Other comprehensive (loss) income before reclassifications, net of tax benefit (expense) of $2,803 and $(233)	(5,252)	47	—	(5,205)	433	—	—	433
Amounts reclassified from accumulated other comprehensive income (loss), net of tax benefit of $141 and $66	—	8	250	258	—	—	124	124
Other comprehensive (loss) income	(5,252)	55	250	(4,947)	433	—	124	557
Balance at end of period	$(3,326)	$55	$(14,741)	$(18,012)	$(659)	$—	$(9,576)	$(10,235)
The following table presents the reclassification adjustment out of accumulated other comprehensive income (loss) included in net income and the corresponding line item on the consolidated statements of income for the periods indicated:

	Amounts Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income Components	For the Three Months Ended December 31,		Line Item in the Statement of Income
	2015	2014
Cash flow hedges:
Interest expense, effective portion	13	—	Interest expense
Income tax benefit	(5)	—	Income tax expense
Net of income tax benefit	8	—

Amortization of pension plan:
Actuarial loss	$386	$190	(a)
Income tax benefit	(136)	(66)	Income tax expense
Net of income tax benefit	$250	$124
Total reclassifications for the period	$258	$124

(a) This item is included in the computation of net period pension cost. See Note 8. Defined Benefit Plan for additional disclosure.

7.	INCOME TAXES
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

The Company makes certain investments in limited partnerships which invest in affordable housing projects that qualify for the Low Income Housing Tax Credit. The Company acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnership.The Company accounts for its interests in LIHTCs using the proportional amortization method. The impact of the Company's investments in tax credit entities on the provision for income taxes was not material during the three months ended December 31, 2015 and December 31, 2014.

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
The components, including an estimated settlement adjustment due to expected lump sum payments exceeding the interest cost for the year, of net periodic cost recognized in the statements of income are as follows:

	Three Months Ended
	December 31,
	2015	2014
Interest cost	$822	$783
Expected return on plan assets	(1,028)	(1,104)
Amortization of net loss	386	190
Estimated net loss due to settlement	—	228
Net periodic cost	$180	$97
There were no required minimum employer contributions during the three months ended December 31, 2015. No minimum employer contributions are expected during the remainder of the fiscal year.

9.	EQUITY INCENTIVE PLAN
In December 2015, 393,500 options to purchase our common stock and 55,600 restricted stock units were granted to certain directors, officers and employees of the Company. The awards were made pursuant to the shareholder-approved 2008 Equity Incentive Plan.
During the three months ended December 31, 2015 and 2014, the Company recorded $1,708 and $2,099, respectively, of stock-based compensation expense, comprised of stock option expense of $666 and $930, respectively, and restricted stock units expense of $1,042 and $1,169, respectively.
At December 31, 2015, 6,173,130 shares were subject to options, with a weighted average exercise price of $12.41 per share and a weighted average grant date fair value of $2.99 per share. Expected future expense related to the 1,726,035 non-vested options outstanding as of December 31, 2015 is $3,946 over a weighted average period of 2.4 years. At December 31, 2015, 790,007 restricted stock units, with a weighted average grant date fair value of $13.56 per unit, are unvested. Expected future compensation expense relating to the 1,228,710 restricted stock units outstanding as of December 31, 2015 is $4,627 over a weighted average period of 2.2 years. Each unit is equivalent to one share of common stock.

10.	COMMITMENTS AND CONTINGENT LIABILITIES
In the normal course of business, the Company enters into commitments with off-balance sheet risk to meet the financing needs of its customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to originate loans generally have fixed expiration dates of 60 to 360 days or other termination clauses and may require payment of a fee. Unfunded commitments related to home equity lines of credit generally expire from five to 10 years following the date that the line of credit was established, subject to various conditions, including compliance with payment obligation, adequacy of collateral securing the line and maintenance of a satisfactory credit profile by the borrower. Since some of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
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
At December 31, 2015, the Company had commitments to originate loans as follows:

Fixed-rate mortgage loans	$288,938
Adjustable-rate mortgage loans	307,452
Equity loans and lines of credit including bridge loans	34,769
Total	$631,159
At December 31, 2015, the Company had unfunded commitments outstanding as follows:

Equity lines of credit	$1,200,471
Construction loans	32,153
Private equity investments	12,941
Total	$1,245,565
At December 31, 2015, the unfunded commitment on home equity lines of credit, including commitments for accounts suspended as a result of material default or a decline in equity, is $1,350,439. In management's opinion, the above commitments will be funded through normal operations.
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
As permitted under the fair value guidance in U.S. GAAP, the Company elects to measure at fair value mortgage loans classified as held for sale that are subject to pending agency contracts to securitize and sell loans. This election is expected to reduce volatility in earnings related to market fluctuations between the contract trade and settlement dates. At December 31, 2015 and September 30, 2015, respectively, there were no loans held for sale subject to pending agency contracts for which the fair value option was elected. Included in the net gain on the sale of loans is $0 and $(111) for the three months ending December 31, 2015 and 2014, respectively, related to changes during the period in the fair value of loans held for sale subject to pending agency contracts.
Presented below is a discussion of the methods and significant assumptions used by the Company to estimate fair value.

Investment Securities Available for Sale—Investment securities available for sale are recorded at fair value on a recurring basis. At December 31, 2015 and September 30, 2015, respectively, this includes $588,406 and $585,053 of investments in U.S. government and agency obligations including U.S. Treasury notes and sequentially structured, highly liquid collateralized mortgage obligations issued by Fannie Mae, Freddie Mac and Ginnie Mae. Both are measured using the market approach. The fair values of treasury notes and collateralized mortgage obligations represent unadjusted price estimates obtained from third party independent nationally recognized pricing services using pricing models or quoted prices of securities with similar characteristics and are included in Level 2 of the hierarchy. Third party pricing is reviewed on a monthly basis for reasonableness based on the market knowledge and experience of company personnel that interact daily with the markets for these types of securities.
Mortgage Loans Held for Sale—The fair value of mortgage loans held for sale is estimated on an aggregate basis using a market approach based on quoted secondary market pricing for loan portfolios with similar characteristics. Loans held for sale are carried at the lower of cost or fair value except, as described above, the Company elects the fair value measurement option for mortgage loans held for sale subject to pending agency contracts to securitize and sell loans. Loans held for sale are included in Level 2 of the hierarchy. At December 31, 2015 and September 30, 2015 there were $374 and $116, respectively, of loans held for sale carried at cost.
Impaired Loans—Impaired loans represent certain loans held for investment that are subject to a fair value measurement under U.S. GAAP because they are individually evaluated for impairment and that impairment is measured using a fair value measurement, such as the observable market price of the loan or the fair value of the collateral less estimated costs to dispose. Impairment is measured using the market approach based on the fair value of the collateral less estimated costs to dispose for loans the Company considers to be collateral-dependent due to a delinquency status or other adverse condition severe enough to indicate that the borrower can no longer be relied upon as the continued source of repayment. These conditions are described more fully in Note 4. Loans and Allowance for Loan Losses. To calculate impairment of collateral-dependent loans, the fair market values of the collateral, estimated using exterior appraisals in the majority of instances, are reduced by calculated costs to dispose, derived from historical experience and recent market conditions. Any indicated impairment is recognized by a charge to the allowance for loan losses. Subsequent increases in collateral values or principal pay downs on loans with recognized impairment could result in an impaired loan being carried below its fair value. When no impairment loss is indicated, the carrying amount is considered to approximate the fair value of that loan to the Company because contractually that is the maximum recovery the Company can expect. The recorded investment of loans individually evaluated for impairment based on the fair value of the collateral are included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis. The range and weighted average impact of costs to dispose on fair values is determined at the time of impairment or when additional impairment is recognized and is included in quantitative information about significant unobservable inputs later in this note.
Loans held for investment that have been restructured in TDRs and are performing according to the restructured terms of the loan agreement are individually evaluated for impairment using the present value of future cash flows based on the loan’s effective interest rate, which is not a fair value measurement. At December 31, 2015 and September 30, 2015, respectively, this included $101,733 and $103,777 in recorded investment of TDRs with related allowances for loss of $14,424 and $14,117.
Real Estate Owned—Real estate owned includes real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of the cost basis or fair value less estimated costs to dispose. Fair value is estimated under the market approach using independent third party appraisals. As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions. At December 31, 2015 and September 30, 2015, these adjustments were not significant to reported fair values. At December 31, 2015 and September 30, 2015, respectively, $10,010 and $15,094 of real estate owned is included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis where the cost basis equals or exceeds the estimate of fair values less costs to dispose of these properties. Real estate owned, as reported in the Consolidated Statements of Condition, includes estimated costs to dispose of $1,186 and $1,756 related to properties measured at fair value and $5,475 and $4,154 of properties carried at their original or adjusted cost basis at December 31, 2015 and September 30, 2015, respectively.
Derivatives—Derivative instruments include interest rate locks on commitments to originate loans for the held for sale portfolio, forward commitments on contracts to deliver mortgage loans, and interest rate swaps designated as cash flow hedges. Derivatives not designated as cash flow hedges are reported at fair value in other assets or other liabilities on the Consolidated Statement of Condition with changes in value recorded in current earnings. Derivatives qualifying as cash flow hedges, when highly effective, are reported at fair value in other assets or other liabilities on the Consolidated Statement of Condition with changes in value recorded in OCI. Should the hedge no longer be considered effective, the ineffective portion of the change in fair value is recorded directly in earnings in the period in which the change occurs. Fair value of forward commitments is estimated using a market approach based on quoted secondary market pricing for loan portfolios with characteristics similar to loans underlying the derivative contracts. The fair value of interest rate swaps is estimated using a discounted cash flow method that incorporates current market interest rates and other market parameters. The fair value of interest rate lock commitments is adjusted by a closure rate based on the estimated percentage of commitments that will result in closed loans. The range and weighted average impact of the closure rate is included in quantitative information about significant unobservable inputs later in this note. A significant change in the closure rate may result in a significant change in the ending fair value measurement of these derivatives relative to their total fair value. Because the closure rate is a significantly unobservable assumption, interest rate lock commitments are included in Level 3 of the hierarchy. Forward commitments on contracts to deliver mortgage loans and interest rate swaps are included in Level 2 of the hierarchy.
Assets carried at fair value on a recurring basis in the Consolidated Statements of Condition at December 31, 2015 and September 30, 2015 are summarized below. There were no liabilities carried at fair value on a recurring basis at December 31, 2015 and September 30, 2015, respectively.

		Recurring Fair Value Measurements at Reporting Date Using
	December 31, 2015	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available for sale:
REMIC's	$578,147	$—	$578,147	$—
Fannie Mae certificates	10,259	—	10,259	—
Derivatives:
Interest rate lock commitments	84	—	—	84
Interest rate swaps	85	—	85	—
Total	$588,575	$—	$588,491	$84

		Recurring Fair Value Measurements at Reporting Date Using
	September 30, 2015	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available for sale:
U.S. government and agency obligations	$2,002	$—	$2,002	$—
REMIC's	572,451	—	572,451	—
Fannie Mae certificates	10,600	—	10,600	—
Derivatives:
Interest rate lock commitments	79	—	—	79
Total	$585,132	$—	$585,053	$79

The table below presents a reconciliation of the beginning and ending balances and the location within the Consolidated Statements of Income where gains (losses) due to changes in fair value are recognized on interest rate lock commitments which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Three Months Ended December 31,
	2015	2014
Beginning balance	$79	$59
Gain during the period due to changes in fair value:
Included in other non-interest income	5	33
Ending balance	$84	$92
Change in unrealized gains for the period included in earnings for assets held at end of the reporting date	$84	$92

Summarized in the tables below are those assets measured at fair value on a nonrecurring basis. This includes loans held for investment that are individually evaluated for impairment, excluding performing TDRs valued using the present value of cash flow method, and properties included in real estate owned that are carried at fair value less estimated costs to dispose at the reporting date.

		Nonrecurring Fair Value Measurements at Reporting Date Using
	December 31, 2015	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Impaired loans, net of allowance	$102,259	$—	$—	$102,259
Real estate owned(1)	10,010	—	—	10,010
Total	$112,269	$—	$—	$112,269

(1)	Amounts represent fair value measurements of properties before deducting estimated costs to dispose.

		Nonrecurring Fair Value Measurements at Reporting Date Using
	September 30, 2015	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Impaired loans, net of allowance	$108,194	$—	$—	$108,194
Real estate owned(1)	15,094	—	—	15,094
Total	$123,288	$—	$—	$123,288

(1)	Amounts represent fair value measurements of properties before deducting estimated costs to dispose.
The following provides quantitative information about significant unobservable inputs categorized within Level 3 of the Fair Value Hierarchy.

	Fair Value						Weighted
	12/31/2015	Valuation Technique(s)	Unobservable Input	Range			Average
Impaired loans, net of allowance	$102,259	Market comparables of collateral discounted to estimated net proceeds	Discount appraised value to estimated net proceeds based on historical experience:
			• Residential Properties	0	-	24%	8.1%

Interest rate lock commitments	$84	Quoted Secondary Market pricing	Closure rate	0	-	100%	87.6%

	Fair Value						Weighted
	9/30/2015	Valuation Technique(s)	Unobservable Input	Range			Average
Impaired loans, net of allowance	$108,194	Market comparables of collateral discounted to estimated net proceeds	Discount appraised value to estimated net proceeds based on historical experience:
			• Residential Properties	0	-	24%	8.0%

Interest rate lock commitments	$79	Quoted Secondary Market pricing	Closure rate	0	-	100%	78.7%
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

	December 31, 2015
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and due from banks	$30,787	$30,787	$30,787	$—	$—
Interest earning cash equivalents	128,835	128,835	128,835	—	—
Investment securities available for sale	588,406	588,406	—	588,406	—
Mortgage loans held for sale	374	382	—	382	—
Loans, net:
Mortgage loans held for investment	11,199,497	11,520,344	—	—	11,520,344
Other loans	3,273	3,401	—	—	3,401
Federal Home Loan Bank stock	69,470	69,470	N/A	—	—
Private equity investments	267	267	—	—	267
Accrued interest receivable	32,271	32,271	—	32,271	—
Derivatives	169	169	—	85	84
Liabilities:
NOW and passbook accounts	$2,628,659	$2,628,659	$—	$2,628,659	$—
Certificates of deposit	5,676,703	5,578,162	—	5,578,162	—
Borrowed funds	2,164,225	2,175,499	—	2,175,499	—
Borrowers’ advances for taxes and insurance	81,421	81,421	—	81,421	—
Principal, interest and escrow owed on loans serviced	45,495	45,495	—	45,495	—

	September 30, 2015
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and due from banks	$22,428	$22,428	$22,428	$—	$—
Interest earning cash equivalents	132,941	132,941	132,941	—	—
Investment securities available for sale	585,053	585,053	—	585,053	—
Mortgage loans held for sale	116	119	—	119	—
Loans, net:
Mortgage loans held for investment	11,184,115	11,650,701	—	—	11,650,701
Other loans	3,468	3,645	—	—	3,645
Federal Home Loan Bank stock	69,470	69,470	N/A	—	—
Private equity investments	255	255	—	—	255
Accrued interest receivable	32,490	32,490	—	32,490	—
Derivatives	79	79	—	—	79
Liabilities:
NOW and passbook accounts	$2,605,391	$2,605,391	$—	$2,605,391	$—
Certificates of deposit	5,680,467	5,634,860	—	5,634,860	—
Borrowed funds	2,168,627	2,196,476	—	2,196,476	—
Borrowers’ advances for taxes and insurance	86,292	86,292	—	86,292	—
Principal, interest and escrow owed on loans serviced	49,493	49,493	—	49,493	—

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
12.DERIVATIVE INSTRUMENTS
The Company enters into interest rate swaps to add stability to interest expense and manage exposure to interest rate movements as part of an overall risk management strategy. For hedges of the Company's borrowing program, interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed payments. At December 31, 2015, the Company had one interest rate swap with a notional amount of $25,000 and a remaining maturity of 4.9 years that was designated as a cash flow hedge of interest rate risk associated with the Company's variable rate borrowings.
Cash flow hedges are assessed for effectiveness using regression analysis. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in OCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. These derivatives are used to hedge the forecasted cash outflows associated with the Company's FHLB borrowings. Ineffectiveness is generally measured as the amount by which the cumulative change in the fair value of the hedging instrument exceeds or is substantially less than the present value of the cumulative change in the hedged item's expected cash flows attributable to the risk being hedged. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings for the period in which it occurs.
Amounts reported in AOCI related to derivatives are reclassified to interest expense as interest payments are made on the Company's variable rate borrowings. During the next twelve months, the Company estimates that $198 will be reclassified to interest expense.

The Company enters into forward commitments for the sale of mortgage loans principally to protect against the risk of adverse interest rate movements on net income. The Company recognizes the fair value of such contracts when the characteristics of those contracts meet the definition of a derivative. These derivatives are not designated in a hedging relationship; therefore, gains and losses are recognized immediately in the statement of income. There were no forward commitments for the sale of mortgage loans at December 31, 2015 or September 30, 2015.
In addition, the Company is party to derivative instruments when it enters into commitments to originate a portion of its loans, which when funded, are classified as held for sale. Such commitments are not designated in a hedging relationship; therefore, gains and losses are recognized immediately in the statement of income.
The following table provides the locations within the Consolidated Statements of Condition and fair values for all derivative instruments. The Company had no derivatives designated as hedging instruments at September 30, 2015.

	Asset Derivatives
	December 31, 2015		September 30, 2015
	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments
Cash flow hedges:
Interest rate swaps	Other Assets	$85	Other Assets	$—

Derivatives not designated as hedging instruments
Interest rate lock commitments	Other Assets	$84	Other Assets	$79
The following table presents the net gains and losses recorded within the Consolidated Statements of Income and the Consolidated Statements of Comprehensive Income relating to derivative instruments.

		Three Months Ended
	Location of Gain or (Loss)	December 31,
	Recognized in Income	2015	2014
Cash flow hedges
Amount of gain recognized, effective portion	Other comprehensive income	$72	$—
Amount of loss reclassified from AOCI	Interest expense	(13)	—
Amount of ineffectiveness recognized	Other non-interest income	—	—

Derivatives not designated as hedging instruments
Interest rate lock commitments	Other non-interest income	$5	$33
Forward commitments for the sale of mortgage loans	Net gain on the sale of loans	—	14
Total		$5	$47

Derivatives contain an element of credit risk which arises from the possibility that the Company will incur a loss because a counterparty fails to meet its contractual obligations. The Company's exposure is limited to the replacement value of the contracts rather than the notional or principal amounts. Credit risk is minimized through counterparty collateral, transaction limits and monitoring procedures. Swap transactions that are handled by a registered clearing broker are cleared though the broker to a registered clearing organization. The clearing organization establishes daily cash and upfront cash or securities margin requirements to cover potential exposure in the event of default. This process shifts the risk away from the counterparty, since the clearing organization acts as the middleman on each cleared transaction. The fair values of derivative instruments are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements. Cash collateral payables or receivables associated with the derivative instruments are not added to or netted against the fair value amounts. At December 31, 2015, the Company’s interest rate swaps are cleared through a registered clearing broker and are fully collateralized.

13.	RECENT ACCOUNTING PRONOUNCEMENTS
Pending as of December 31, 2015
In January 2016, the FASB issued ASU 2016-01 Financial Instruments - Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments in this Update make targeted improvements as follows: 1) require equity investments not accounted for under the equity method of accounting to be measured at fair value with changes in fair value recognized in net income, 2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, 3) eliminate the requirement to disclose the method(s) and significant assumptions used to estimate fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, 4) require public entities to use the exit process notion when measuring fair value of financial instruments for disclosure purposes, 5) require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from the change in instrument-specific risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, 6) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in accompanying notes, and 7) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. The Company is currently evaluating the impact of adopting the amendments on its consolidated financial statements.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), affecting any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. ASC Topic 606 does not apply to rights or obligations associated with financial instruments. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14 which deferred the effective dates of ASU 2014-09 by one year, permitting public entities to defer the application of this guidance to annual reporting periods and interim period within those annual periods beginning after December 15, 2017. The Company is currently evaluating the impact of adopting the amendments on its consolidated financial statements.

Adopted in the quarter ended December 31, 2015
ASU 2014-04, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40), Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure reduces diversity by clarifying when an in-substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The only impact of these amendments on the Company's consolidated financial statements is the addition of a disclosure of loans in foreclosure in the Loans and Allowance for Loan Losses footnote.
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
High Levels of Regulatory Capital
At December 31, 2015, as computed in accordance with the revised capital requirements and computational methodologies promulgated by the federal banking agencies, that were effective January 1, 2015, the Company’s Tier 1 (leverage) capital totaled $1.71 billion or 13.86% of net average assets and 25.18% of risk-weighted assets, while the Association’s Tier 1 (leverage) capital totaled $1.42 billion or 11.53% of net average assets and 21.01% of risk-weighted assets. Each of these measures was more than twice the requirements currently in effect for the Association for designation as “well capitalized” under regulatory prompt corrective action provisions, which set minimum levels of 5.00% of net average assets and 8.00% of risk-weighted assets. Refer to the Liquidity and Capital Resources of this Item 2 for additional discussion regarding regulatory capital requirements.
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
The following tables set forth our first mortgage loan production and balances segregated by loan structure at origination.

	For the Three Months Ended December 31, 2015		For the Three Months Ended December 31, 2014
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
First Mortgage Loan Originations:
ARM	$223,672	49.6%	$239,020	46.0%
Fixed-rate:
Terms less than or equal to 10 years	88,232	19.6	154,291	29.7
Terms greater than 10 years	139,198	30.8	126,663	24.3
Total fixed-rate	227,430	50.4	280,954	54.0
Total First Mortgage Loan Originations:	$451,102	100.0%	$519,974	100.0%

	December 31, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential Mortgage Loans Held For Investment, at the indicated dates:
ARMs	$3,923,957	40.7%	$3,560,340	38.9%
Fixed-rate:
Terms less than or equal to 10 years	1,863,600	19.4	1,589,035	17.4
Terms greater than 10 years	3,848,302	39.9	3,996,423	43.7
Total fixed-rate	5,711,902	59.3	5,585,458	61.1
Total Residential Mortgage Loans Held For Investment:	$9,635,859	100.0%	$9,145,798	100.0%
The following table sets forth the balances as of December 31, 2015 for all ARM loans segregated by the next scheduled interest rate reset date.

Current Balance of ARM Loans Scheduled for Interest Rate Reset
During the Fiscal Years Ending September 30,	(In thousands)
2016	$127,389
2017	785,068
2018	959,105
2019	760,754
2020	863,621
2021	428,020
Total	$3,923,957
At December 31, 2015 and September 30, 2015, mortgage loans held for sale, all of which were long-term, fixed-rate first mortgage loans and all of which were held for sale to Fannie Mae, totaled $0.4 million and $0.1 million, respectively.

Other Interest Rate Risk Management Tools
In years prior to fiscal 2010, in addition to maintaining high levels of regulatory capital, we also managed interest rate risk by actively selling long-term, fixed-rate mortgage loans in the secondary market, a strategy pursuant to which we were able to modulate the amount of long-term, fixed-rate loans held in our portfolio. At December 31, 2015, we serviced $2.11 billion of loans for others. Also prior to fiscal 2010, we actively marketed home equity lines of credit which carry an adjustable rate of interest indexed to the prime rate and provide interest rate sensitivity to that portion of our assets. In light of the economic and regulatory environments that existed between 2010 and 2012, neither of these strategies were utilized during that period in managing our interest rate risk exposure.
Beginning in March 2012, the Association offered redesigned home equity lines of credit subject to certain property and credit performance conditions. Through these redesigned products, we have begun the process of re-establishing home equity line of credit lending as a meaningful strategy used to manage our interest rate risk profile. At December 31, 2015, home equity lines of credit totaled $1.43 billion. Our home equity lending is discussed in the Allowance for Loan Losses section of the Critical Accounting Policies that follows this Overview.
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
Monitoring and Limiting Our Credit Risk. While, historically, we had been successful in limiting our credit risk exposure by generally imposing high credit standards with respect to lending, the confluence of unfavorable regional and macro-economic events that culminated in the 2008 housing market collapse and financial crisis, coupled with our pre-2010 expanded participation in the second lien mortgage lending markets, significantly refocused our attention with respect to credit risk. In response to the evolving economic landscape, we continuously revise and update our quarterly analysis and evaluation procedures, as needed, for each category of our lending with the objective of identifying and recognizing all appropriate credit impairments. At December 31, 2015, 90% of our assets consisted of residential real estate loans (both “held for sale” and “held for investment”) and home equity loans and lines of credit, which were originated predominantly to borrowers in the states of Ohio and Florida. Our analytic procedures and evaluations include specific reviews of all home equity loans and lines of credit that become 90 or more days past due, as well as specific reviews of all first mortgage loans that become 180 or more days past due. We transfer performing home equity lines of credit subordinate to first mortgages delinquent greater than 90 days to non-accrual status. We also charge-off performing loans to collateral value and classify those loans as non-accrual within 60 days of notification of all borrowers filing Chapter 7 bankruptcy, that have not reaffirmed or been dismissed, regardless of how long the loans have been performing. Loans where at least one borrower has been discharged of their obligation in Chapter 7 bankruptcy, are classified as TDRs. At December 31, 2015, $46.2 million of loans in Chapter 7 bankruptcy status were included in total TDRs. At December 31, 2015, the recorded investment in non-accrual status loans included $43.6 million of performing loans in Chapter 7 bankruptcy status, of which $42.6 million were also reported as TDRs.
In response to the unfavorable regional and macro-economic environment that arose beginning in 2008, and in an effort to limit our credit risk exposure and improve the credit performance of new customers, we tightened our credit eligibility criteria in evaluating a borrower’s ability to successfully fulfill his or her repayment obligation and we revised the design of many of our loan products to require higher borrower down-payments, limited the products available for condominiums, eliminated certain product features (such as interest-only adjustable-rate loans and loans above certain LTV ratios), and we previously suspended home equity lending products with the exception of bridge loans between June 2010 and March 2012. The delinquency level related to loan originations prior to 2009, compared to originations in 2009 and after, reflect the higher credit standards to which we have subjected all new originations. As of December 31, 2015, loans originated prior to 2009 had a balance of $2.42 billion, of which $55.1 million, or 2.3%, were delinquent, while loans originated in 2009 and after had a balance of $8.85 billion, of which $6.6 million, or 0.1%, were delinquent.
One aspect of our credit risk concern relates to high concentrations of our loans that are secured by residential real estate in specific states, such as Ohio and Florida, particularly in light of the difficulties that arose in connection with the 2008 housing crisis with respect to the real estate markets in those two states. At December 31, 2015, approximately 62.1% and 17.0% of the combined total of our residential Core and construction loans held for investment were secured by properties in Ohio and Florida, respectively. Our 30 or more days delinquency ratios on those loans in Ohio and Florida at December 31, 2015 were 0.4% and 0.5%, respectively. Our 30 or more days delinquency ratio for the Core portfolio as a whole was 0.3% at December 31, 2015. Also, at December 31, 2015, approximately 39.4% and 25.5% of our home equity loans and lines of credit were secured by properties in Ohio and Florida, respectively. Our 30 days or more delinquency ratios on those loans in Ohio and Florida at December 31, 2015 was 1.0% in both states. Our 30 or more days delinquency ratio for the home equity loans and lines of credit portfolio as a whole at December 31, 2015 was 0.8%. While we focus our attention on, and are concerned with respect to the resolution of all loan delinquencies, our highest concern relates to loans that are secured by properties in Florida. The "Loan Portfolio Composition" portion of this Overview section and the “Allowance for Loan Losses” portion of the Critical Accounting Policies section that immediately follows this Overview, provides extensive details regarding our loan portfolio composition, delinquency statistics, our methodology in evaluating our loan loss provisions and the adequacy of our allowance for loan losses. In an effort to moderate the concentration of our credit risk exposure in individual states, particularly Ohio and Florida, we have utilized direct mail marketing, our internet site and our customer service call center to extend our lending activities to other attractive geographic locations. Currently, in addition to Ohio and Florida, we are actively lending in 19 other states and the District of Columbia, and as a result of that activity, the concentration ratios of the combined total of our residential, Core and construction loans held for investment for Ohio and Florida, as disclosed earlier in this paragraph, have trended downward from their September 30, 2010 levels when the concentrations were 79.1% in Ohio and 19.0% in Florida. Of the total mortgage and equity loan originations for the three months ended December 31, 2015, 28.3% are secured by properties in states other than Ohio or Florida. Although somewhat dissipating during the last two years, the lingering effects of the adverse economic conditions and market for real estate in Ohio and Florida that arose in connection with the financial crisis of 2008, continue to unfavorably impact the ability of borrowers in those areas to repay their loans.
Our residential Home Today loans are another area of credit risk concern. Although the principal balance in these loans totaled $131.7 million at December 31, 2015, and constituted only 1.2% of our total “held for investment” loan portfolio balance, these loans comprised 24.5% and 27.5% of our 90 days or greater delinquencies and our total delinquencies, respectively, at that date. At December 31, 2015, approximately 95.3% and 4.4% of our residential, Home Today loans were secured by properties in Ohio and Florida, respectively. At December 31, 2015, the percentages of those loans delinquent 30 days or more in Ohio and Florida were 12.8% and 17.0%, respectively. The disparity between the portfolio composition ratio and delinquency composition ratio reflects the nature of the Home Today loans. We do not offer, and have not offered, loan products frequently considered to be designed to target sub-prime borrowers containing features such as higher fees or higher rates, negative amortization, or low initial payment features with adjustable interest rates. Our Home Today loans, the majority of which were entered into with borrowers that had credit profiles that would not have otherwise qualified for our loan products due to deficient credit scores, generally contained the same features as loans offered to our Core borrowers. The overriding objective of our Home Today lending, just as it is with our Core lending, was to create successful homeowners. We have attempted to manage our Home Today credit risk by requiring that borrowers attend pre- and post-borrowing financial management education and counseling and that the borrowers be referred to us by a sponsoring organization with which we have partnered. Further, to manage the credit aspect of these loans, inasmuch as the majority of these buyers do not have sufficient funds for required down payments, many loans include private mortgage insurance. At December 31, 2015, 31.5% of Home Today loans included private mortgage insurance coverage. From a peak recorded investment of $306.6 million at December 31, 2007, the total recorded investment of the Home Today portfolio has declined to $130.0 million at December 31, 2015. This trend generally reflects the evolving conditions in the mortgage real estate market and the tightening of standards imposed by issuers of private mortgage insurance. As part of our effort to manage credit risk, effective March 27, 2009, the Home Today underwriting guidelines were revised to be substantially the same as our traditional mortgage product. At December 31, 2015, the recorded investment in Home Today loans originated subsequent to March 27, 2009 was $2.7 million. We expect the Home Today portfolio to continue to decline in balance due to contractual amortization.
Maintaining Access to Adequate Liquidity and Diverse Funding Sources. For most insured depositories, customer and community confidence are critical to their ability to maintain access to adequate liquidity and to conduct business in an orderly fashion. The Company believes that maintaining high levels of capital is one of the most important factors in nurturing customer and community confidence. Accordingly, we have managed the pace of our growth in a manner that reflects our emphasis on high capital levels. At December 31, 2015, the Association’s ratio of Tier 1 (leverage) capital to net average assets (a basic industry measure that deems 5.00% or above to represent a “well capitalized” status) was 11.53%. The Association's current Tier 1 (leverage) capital ratio is lower than its ratio at September 30, 2015, which was12.78%, due primarily to:
•A $60 million cash dividend payment that the Association made to the Company, its sole shareholder, in December 2015 that reduced the Association's Tier 1 (leverage) capital ratio by an estimated 49 basis points. Because of its intercompany nature, this dividend payment did not impact the Company's consolidated capital ratios.
•A $150 million special cash dividend payment that the Association made to the Company pursuant to the non-objection, dated February 24, 2015, that the Company received from its regulators. This amount was equal to the voluntary contribution of capital that the Company made to the Association in October 2010. This special dividend was paid during the quarter ended December 31, 2015, and reduced the Association's Tier 1 (leverage) capital ratio by an estimated 1.22%. Because of its intercompany nature, this special dividend payment did not impact on the Company's capital ratios.
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

At December 31, 2015, deposits totaled $8.31 billion (including $539.9 million of brokered CDs), while borrowings totaled $2.16 billion and borrowers’ advances and servicing escrows totaled $126.9 million, combined. In evaluating funding sources, we consider many factors, including cost, duration, current availability, expected sustainability, impact on operations and capital levels.
To attract deposits, we offer our customers attractive rates of return on our deposit products. Our deposit products typically offer rates that are highly competitive with the rates on similar products offered by other financial institutions. We intend to continue this practice, subject to market conditions.
We preserve the availability of alternative funding sources through various mechanisms. First, by maintaining high capital levels, we retain the flexibility to increase our balance sheet size without jeopardizing our capital adequacy. Effectively, this permits us to increase the rates that we offer on our deposit products thereby attracting more potential customers. Second, we pledge available real estate mortgage loans and investment securities with the FHLB of Cincinnati and the FRB-Cleveland. At December 31, 2015, these collateral pledge support arrangements provided the Association with the ability to immediately borrow an additional $589.1 million from the FHLB of Cincinnati and $109.9 million from the FRB-Cleveland Discount Window. From the perspective of collateral value securing FHLB of Cincinnati advances, our capacity limit for additional borrowings beyond the immediately available limits at December 31, 2015 was $3.71 billion, subject to satisfaction of the FHLB of Cincinnati common stock ownership requirement. To satisfy the common stock ownership requirement we would need to increase our ownership of FHLB of Cincinnati common stock by an additional $74.2 million. Third, we invest in high quality marketable securities that exhibit limited market price variability, and to the extent that they are not needed as collateral for borrowings, can be sold in the institutional market and converted to cash. At December 31, 2015, our investment securities portfolio totaled $588.4 million. Finally, cash flows from operating activities have been a regular source of funds. During the three months ended December 31, 2015 and 2014, cash flows from operations totaled $69.3 million and $71.6 million, respectively.
Historically, a portion of the residential first mortgage loans that we originated were considered to be highly liquid as they were eligible for delivery/sale to Fannie Mae. However, due to delivery requirement changes imposed by Fannie Mae during and subsequent to the 2008 financial crisis, effective July 1, 2010, that was no longer an available source of liquidity. In response to Fannie Mae's delivery requirement changes, during fiscal 2013 we took the following measures: (1) we completed $276.9 million of non-agency eligible, whole loan sales, all on a servicing retained basis; and (2) we implemented certain loan origination changes required by Fannie Mae which resulted in our November 15, 2013 reinstatement as an approved seller to Fannie Mae. The non-agency sales which included both fixed-rate and Smart Rate loans, demonstrated that, with adequate lead time, the majority of our residential, first mortgage loan portfolio could be available for liquidity management purposes. Also, implementation of the loan origination changes required by Fannie Mae, to which a portion of our loan production will be subjected, elevates the level of liquidity available for those loans. At December 31, 2015, $0.4 million of agency eligible, long-term, fixed-rate first mortgage loans were classified as “held for sale”. During the three months ended December 31, 2015, $3.4 million of agency-compliant HARP II loans and $24.4 million of long-term, fixed-rate, agency-compliant, non-HARP II first mortgage loans were sold to Fannie Mae.
Overall, while customer and community confidence can never be assured, the Company believes that its liquidity is adequate and that it has access to adequate alternative funding sources.
Monitoring and Controlling Operating Expenses. We continue to focus on managing operating expenses. Our ratio of non-interest expense to average assets was 1.54% for the three months ended December 31, 2015 and 1.43% for the three months ended December 31, 2014. As of December 31, 2015, our average assets per full-time employee and our average deposits per full-time employee were $12.3 million and $8.3 million, respectively. We believe that each of these measures compares favorably with the averages for our peer group. Our average deposits (exclusive of brokered CDs) held at our branch offices ($204.4 million per branch office as of December 31, 2015) contributes to our expense management efforts by limiting the overhead costs of serving our deposit customers. We will continue our efforts to control operating expenses as we grow our business.

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

	December 31, 2015		September 30, 2015		December 31, 2014
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential Core
Ohio	$5,878,020		$5,903,051		$5,975,418
Florida	1,624,020		1,621,763		1,576,535
Other	2,002,162		1,938,125		1,444,149
Total Residential Core	9,504,202	84.2%	9,462,939	83.9%	8,996,102	82.7%
Residential Home Today
Ohio	125,456		129,416		142,753
Florida	5,848		6,050		6,636
Other	353		280		307
Total Residential Home Today	131,657	1.2	135,746	1.2	149,696	1.5
Home equity loans and lines of credit
Ohio	629,314		641,321		667,802
Florida	407,743		421,904		465,426
California	214,279		216,233		212,393
Other	345,953		345,781		331,679
Total Home equity loans and lines of credit	1,597,289	14.1	1,625,239	14.4	1,677,300	15.4
Total Construction	55,723	0.5	55,421	0.5	48,899	0.4
Other consumer loans	3,273	—	3,468	—	4,636	—
Total loans receivable	11,292,144	100.0%	11,282,813	100.0%	10,876,633	100.0%
Deferred loan expenses, net	12,020		10,112		1,643
Loans in process	(32,153)		(33,788)		(27,795)
Allowance for loan losses	(69,241)		(71,554)		(79,762)
Total loans receivable, net	$11,202,770		$11,187,583		$10,770,719
On December 31, 2015, the unpaid principal balance of our home equity loans and lines of credit portfolio consisted of $170.6 million in home equity loans (which included $147.4 million of home equity lines of credit, which are in the amortization period and no longer eligible to be drawn upon, and $1.7 million in bridge loans) and $1.43 billion in home equity lines of credit. The following table sets forth credit exposure, principal balance, percent delinquent 90 days or more, the mean CLTV percent at the time of origination and the current mean CLTV percent of our home equity loans, home equity lines of credit and bridge loan portfolio as of December 31, 2015. Home equity lines of credit in the draw period are reported according to geographic distribution.

	Credit Exposure	Principal Balance	Percent Delinquent 90 Days or More	Mean CLTV Percent at Origination (2)	Current Mean CLTV Percent (3)
	(Dollars in thousands)
Home equity lines of credit in draw period (by state)
Ohio	$1,179,388	$529,682	0.25%	60%	57%
Florida	553,305	374,276	0.41%	61%	65%
California	328,338	204,874	—%	66%	59%
Other (1)	566,163	317,891	0.15%	63%	62%
Total home equity lines of credit in draw period	2,627,194	1,426,723	0.23%	61%	59%
Home equity lines in repayment, home equity loans and bridge loans	170,566	170,566	1.61%	67%	49%
Total	$2,797,760	$1,597,289	0.38%	62%	58%
_________________

(1)	No individual other state has a committed or drawn balance greater than 10% of total equities nor 5% of total loans.

(2)	Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.

(3)
Current Mean CLTV is based on best available first mortgage and property values as of December 31, 2015. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.

At December 31, 2015, 43.5% of our home equity lending portfolio was either in a first lien position (25.6%), in a subordinate (second) lien position behind a first lien that we held (10.2%) or behind a first lien that was held by a loan that we serviced for others (7.7%). In addition, at December 31, 2015, 18.0% of our home equity line of credit portfolio in the draw period was making only the required minimum payment on their outstanding line balance.
The following table sets forth credit exposure, principal balance, percent delinquent 90 days or more, the mean CLTV percent at the time of origination and the current mean CLTV percent of our home equity loans, home equity lines of credit and bridge loan portfolio as of December 31, 2015. Home equity lines of credit in the draw period are stratified by the calendar year originated:

	Credit Exposure	Principal Balance	Percent Delinquent 90 Days or More	Mean CLTV Percent at Origination (1)	Current Mean CLTV Percent (2)
	(Dollars in thousands)
Home equity lines of credit in draw period
2005 and prior	$428,327	$222,631	0.18%	56%	54%
2006	197,248	124,381	0.63%	65%	68%
2007	316,757	211,147	0.62%	66%	69%
2008	685,387	421,268	0.15%	63%	61%
2009	274,380	133,225	0.12%	55%	54%
2010	22,924	10,108	—%	58%	51%
2011 (3)	155	155	—%	39%	16%
2012	24,166	9,673	—%	50%	44%
2013	72,454	33,798	—%	60%	49%
2014	252,246	111,913	—%	60%	54%
2015	353,150	148,424	—%	61%	59%
Total home equity lines of credit in draw period	2,627,194	1,426,723	0.23%	61%	59%
Home equity lines in repayment, home equity loans and bridge loans	170,566	170,566	1.61%	67%	49%
Total	$2,797,760	$1,597,289	0.38%	62%	58%
________________

(1)	Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.

(2)
Current Mean CLTV is based on best available first mortgage and property values as of December 31, 2015. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.

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

The following table sets forth by fiscal year that the draw period expires, the principal balance of home equity lines of credit in the draw period as of December 31, 2015, segregated by the current combined LTV range.

	Current CLTV Category
Home equity lines of credit in draw period (by end of draw fiscal year):	< 80%	80 - 89.9%	90 - 100%	>100%	Unknown (2)	Total
	(Dollars in thousands)
2016	$66,208	$16,119	$12,272	$19,363	$572	$114,534
2017	130,706	28,764	26,308	33,241	3,573	222,592
2018 (1)	379,487	70,358	34,421	28,809	7,003	520,078
2019 (1)	320,258	28,313	3,862	3,179	5,624	361,236
2020 (1)	180,934	2,481	133	299	1,956	185,803
2021 (1)	21,645	643	—	—	—	22,288
Post 2022	92	41	—	5	54	192
Total	$1,099,330	$146,719	$76,996	$84,896	$18,782	$1,426,723
_________________

(1)
Home equity lines of credit whose draw period ends in fiscal years 2016, 2018, 2019, 2020 and 2021 include $1,691, $17,307, $89,290, $158,152 and $22,267 respectively, of lines where the customer has an amortizing payment during the draw period.

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
As described above, in light of the past and continuing weakness in the housing market, the current level of delinquencies and the uncertainty with respect to future employment levels and economic prospects, we currently conduct an expanded loan level evaluation of our equity lines of credit which are delinquent 90 days or more. In addition, as customers approach the end of the draw period and face the likelihood of an increased monthly payment during the amortization period, we continue to work with them to manage their loan payments, including the possibility of restructuring loans, in an attempt to help families keep their home.

The following table sets forth the breakdown of current mean CLTV percentages for our home equity lines of credit in the draw period as of December 31, 2015.

	Credit Exposure	Principal Balance	Percent of Total	Percent Delinquent 90 Days or More	Mean CLTV Percent at Origination (2)	Current Mean CLTV Percent (3)
	(Dollars in thousands)
Home equity lines of credit in draw period (by current mean CLTV)
< 80%	$2,197,601	$1,099,331	77.0%	0.15%	58%	53%
80 - 89.9%	210,052	146,719	10.3%	0.18%	78%	84%
90 - 100%	92,642	76,996	5.4%	0.48%	81%	94%
> 100%	92,657	84,895	6.0%	0.96%	81%	119%
Unknown (1)	34,242	18,782	1.3%	0.98%	56%	(1)
	$2,627,194	$1,426,723	100.0%	0.23%	61%	59%
_________________

(1)	Market data necessary for stratification is not readily available.

(2)	Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.

(3)
Current Mean CLTV is based on best available first mortgage and property values as of December 31, 2015. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.

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
	(Dollars in thousands)
December 31, 2015
Real estate loans:
Residential Core
Ohio	98	$8,880	192	$14,740	290	$23,620
Florida	6	978	59	6,484	65	7,462
Other	3	346	9	679	12	1,025
Total Residential Core	107	10,204	260	21,903	367	32,107
Residential Home Today
Ohio	149	7,650	229	8,255	378	15,905
Florida	3	195	13	784	16	979
Kentucky	1	74	1	24	2	98
Total Residential Home Today	153	7,919	243	9,063	396	16,982
Home equity loans and lines of credit
Ohio	133	3,607	202	2,852	335	6,459
Florida	44	1,882	135	2,346	179	4,228
California	5	215	11	38	16	253
Other	31	826	52	810	83	1,636
Total Home equity loans and lines of credit	213	6,530	400	6,046	613	12,576
Total	473	$24,653	903	$37,012	1,376	$61,665

	Loans Delinquent for				Total
	30-89 Days		90 Days or More
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
September 30, 2015
Real estate loans:
Residential Core
Ohio	111	$10,622	188	$14,746	299	$25,368
Florida	10	1,634	70	7,509	80	9,143
Other	2	309	8	1,051	10	1,360
Total Residential Core	123	12,565	266	23,306	389	35,871
Residential Home Today
Ohio	147	8,021	231	8,371	378	16,392
Florida	5	352	11	674	16	1,026
Kentucky	—	—	1	23	1	23
Total Residential Home Today	152	8,373	243	9,068	395	17,441
Home equity loans and lines of credit
Ohio	128	2,633	189	2,772	317	5,405
Florida	36	1,894	124	1,608	160	3,502
California	9	680	13	49	22	729
Other	30	967	48	1,146	78	2,113
Total Home equity loans and lines of credit	203	6,174	374	5,575	577	11,749
Construction	—	—	1	427	1	427
Total	478	$27,112	884	$38,376	1,362	$65,488

	Loans Delinquent for				Total
	30-89 Days		90 Days or More
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
December 31, 2014
Real estate loans:
Residential Core
Ohio	129	$13,715	247	$20,032	376	$33,747
Florida	10	1,777	114	11,814	124	13,591
Other	2	355	8	1,542	10	1,897
Total Residential Core	141	15,847	369	33,388	510	49,235
Residential Home Today
Ohio	173	9,986	311	12,937	484	22,923
Florida	9	734	17	753	26	1,487
Total Residential Home Today	182	10,720	328	13,690	510	24,410
Home equity loans and lines of credit
Ohio	147	4,313	215	3,522	362	7,835
Florida	40	1,773	168	2,096	208	3,869
California	8	679	16	495	24	1,174
Other	35	1,841	58	1,594	93	3,435
Total Home equity loans and lines of credit	230	8,606	457	7,707	687	16,313
Total	553	$35,173	1,154	$54,785	1,707	$89,958

Loans delinquent 90 days or more were 0.3% of total net loans at December 31, 2015 and September 30, 2015, and decreased 0.2% from 0.5% at December 31, 2014. Loans delinquent 30 to 89 days remained at 0.2% of total net loans at December 31, 2015 compared to September 30, 2015 and decreased 0.1% from December 31, 2014. During the last several years, the inability of borrowers to repay their loans has been primarily a result of high unemployment and uncertain economic prospects in our primary lending markets. Although regional employment levels have improved, we believe the breadth and sustainability of the economic recovery has slowed and, accordingly, some borrowers who were current on their loans at December 31, 2015 may experience payment problems in the future. The excess number of housing units available for sale in certain segments of the market today also may limit a borrower’s ability to sell a home he or she can no longer afford. In many Florida areas, although housing values have recovered to a certain extent over the past year, values remain depressed from the state’s market peak which may limit a borrower’s ability to sell a home at a price that equals or exceeds the balance of the outstanding mortgage indebtedness.
Non-Performing Assets and Troubled Debt Restructurings. The following table sets forth the recorded investments and categories of our non-performing assets and TDRs at the dates indicated.

	December 31, 2015	September 30, 2015	December 31, 2014
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
Residential Core	$59,947	$62,293	$73,585
Residential Home Today	22,000	22,556	28,249
Home equity loans and lines of credit	21,016	21,514	25,005
Construction	—	427	—
Total non-accrual loans (1)(2)	102,963	106,790	126,839
Real estate owned	14,299	17,492	21,984
Total non-performing assets	$117,262	$124,282	$148,823
Ratios:
Total non-accrual loans to total loans	0.91%	0.95%	1.17%
Total non-accrual loans to total assets	0.83%	0.86%	1.05%
Total non-performing assets to total assets	0.95%	1.00%	1.23%
TDRs: (not included in non-accrual loans above)
Real estate loans:
Residential Core	$59,101	$60,175	$60,806
Residential Home Today	34,325	35,674	38,292
Home equity loans and lines of credit	12,468	11,904	8,960
Total	$105,894	$107,753	$108,058
_________________

(1)
Totals at December 31, 2015, September 30, 2015 and December 31, 2014, include $54.5 million, $55.5 million and $57.4 million, respectively, in TDRs, which are less than 90 days past due but included with nonaccrual loans for a minimum period of six months from the restructuring date due to their non-accrual status prior to restructuring, because they have been partially charged off, or because all borrowers have been discharged of their obligation through a Chapter 7 bankruptcy.

(2)	Includes $15.2 million, $15.0 million and $19.1 million in TDRs that are 90 days or more past due at December 31, 2015, September 30, 2015 and December 31, 2014, respectively.
The gross interest income that would have been recorded during the three months ended December 31, 2015 and December 31, 2014 on non-accrual loans if they had been accruing during the entire period and TDRs if they had been current and performing in accordance with their original terms during the entire period was $1.4 million and $3.3 million, respectively. The interest income recognized on those loans included in net income for the three months ended December 31, 2015 and December 31, 2014 was $1.8 million and $1.6 million, respectively.
At December 31, 2015, September 30, 2015, December 31, 2014, the recorded investment of impaired loans includes accruing TDRs and loans that are returned to accrual status when contractual payments are less than 90 days past due. These loans continue to be individually evaluated for impairment until, at a minimum, contractual payments are less than 30 days past due. Also, the recorded investment of non-accrual loans includes loans that are not included in the recorded investment of impaired loans because they are included in loans collectively evaluated for impairment.
The table below sets forth the recorded investments and categories between non-accrual loans and impaired loans at the dates indicated.

	December 31, 2015	September 30, 2015	December 31, 2014
	(Dollars in thousands)
Non-Accrual Loans	$102,963	$106,790	$126,839
Accruing TDRs	105,894	107,753	108,057
Performing Impaired	3,341	5,276	6,145
Collectively Evaluated	(8,156)	(7,647)	(12,411)
Total Impaired loans	$204,042	$212,172	$228,630
In response to the economic challenges facing many borrowers, the Association continues to restructure loans, resulting in $175.6 million of TDRs (accrual and non-accrual) recorded at December 31, 2015. There was a $2.7 million decrease in the recorded investment of TDRs from September 30, 2015 and a $9.0 million decrease in the aggregate balance from December 31, 2014.
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

The following table sets forth the recorded investment in accrual and non-accrual TDRs, by the types of concessions granted, as of December 31, 2015.

	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Restructurings	Bankruptcy	Total
	(In thousands)
Accrual
Residential Core	$12,833	$528	$8,503	$18,164	$12,237	$6,836	$59,101
Residential Home Today	5,463	—	3,898	10,899	13,061	1,004	34,325
Home equity loans and lines of credit	153	3,091	388	4,512	338	3,986	12,468
Total	$18,449	$3,619	$12,789	$33,575	$25,636	$11,826	$105,894
Non-Accrual, Performing
Residential Core	$1,220	$146	$189	$3,299	$8,253	$20,303	$33,410
Residential Home Today	1,069	7	560	848	5,000	3,631	11,115
Home equity loans and lines of credit	—	127	75	321	702	8,743	9,968
Total	$2,289	$280	$824	$4,468	$13,955	$32,677	$54,493
Non-Accrual, Non-Performing
Residential Core	$925	$207	$393	$609	$1,862	$3,777	$7,773
Residential Home Today	424	—	903	421	3,537	1,441	6,726
Home equity loans and lines of credit	—	28	39	139	—	517	723
Total	$1,349	$235	$1,335	$1,169	$5,399	$5,735	$15,222
TDRs
Residential Core	$14,978	$881	$9,085	$22,072	$22,352	$30,916	$100,284
Residential Home Today	6,956	7	5,361	12,168	21,598	6,076	52,166
Home equity loans and lines of credit	153	3,246	502	4,972	1,040	13,246	23,159
Total	$22,087	$4,134	$14,948	$39,212	$44,990	$50,238	$175,609
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
When loan restructurings qualify as TDRs and the loans are performing according to the terms of the restructuring, we record an IVA based on the present value of expected future cash flows, which includes a factor for subsequent potential defaults, discounted at the effective interest rate of the original loan contract. Potential defaults are distinguished from multiple restructurings as borrowers who default are generally not eligible for subsequent restructurings. At December 31, 2015, the balance of such individual valuation allowances was $14.4 million. In instances when loans require more than one restructuring, additional valuation allowances may be required. The new valuation allowance on a loan that has been restructured more than once, is calculated based on the present value of the expected cash flows, discounted at the effective interest rate of the original loan contract, considering the new terms of the restructured agreement. Due to the immaterial amount of this exposure to date, we continue to capture this exposure as a component of our qualitative GVA evaluation. The significance of this exposure will be monitored and if warranted, we will enhance our loan loss methodology to include a new default factor (developed to reflect the estimated impact to the balance of the allowance for loan losses that will occur as a result of subsequent future restructurings) that will be assessed against all loans reviewed collectively. If new default factors are implemented, the qualitative GVA methodology will be adjusted to preclude duplicative loss consideration.
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

Home equity loans and lines of credit generally have higher credit risk than traditional residential mortgage loans. These loans and credit lines are usually in a second lien position and when combined with the first mortgage, result in generally higher overall loan-to-value ratios. In a stressed housing market with high delinquencies and eroded housing prices, as arose beginning in 2008, these higher loan-to-value ratios represent a greater risk of loss to the Company. In general, a borrower with more equity in the property has more of a vested interest in keeping the loan current compared to a borrower with little or no equity in the property. In light of the past weakness in the housing market, the historical level of delinquencies and the current uncertainty with respect to future employment levels and economic prospects, we currently conduct an expanded loan level evaluation of our home equity loans and lines of credit, including bridge loans, which are delinquent 90 days or more. This expanded evaluation is in addition to our traditional evaluation procedures. Our home equity loans and lines of credit portfolio continues to comprise a significant portion of our net charge-offs, although the level of home equity loans and lines of credit charge-offs has receded over the last year from levels previously experienced. At December 31, 2015, we had a recorded investment of $1.61 billion in home equity loans and equity lines of credit outstanding, $6.0 million, or 0.4%, of which were 90 days or more past due.
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

	December 31, 2015
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential Core	$20,468	29.6%	84.2%
Residential Home Today	9,852	14.2	1.2
Home equity loans and lines of credit	38,907	56.2	14.1
Construction	14	—	0.5
Total allowance	$69,241	100.0%	100.0%

	September 30, 2015			December 31, 2014
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)			(Dollars in thousands)
Real estate loans:
Residential Core	$22,596	31.6%	83.9%	$28,717	36.0%	82.7%
Residential Home Today	9,997	14.0	1.2	16,434	20.6	1.5
Home equity loans and lines of credit	38,926	54.4	14.4	34,595	43.4	15.4
Construction	35	—	0.5	16	—	0.4
Total allowance	$71,554	100.0%	100.0%	$79,762	100.0%	100.0%

The following table sets forth activity in our allowance for loan losses segregated by geographic location for the periods indicated. The majority of our construction loan portfolio is secured by properties located in Ohio and the balances of other consumer loans are considered immaterial, therefore neither is segregated by geography.

	As of and For the Three Months Ended December 31,
	2015	2014
	(Dollars in thousands)
Allowance balance (beginning of the period)	$71,554	$81,362
Charge-offs:
Real estate loans:
Residential Core
Ohio	947	960
Florida	274	282
Other	61	26
Total Residential Core	1,282	1,268
Residential Home Today
Ohio	773	930
Florida	53	152
Total Residential Home Today	826	1,082
Home equity loans and lines of credit
Ohio	785	1,674
Florida	665	1,383
California	57	66
Other	597	506
Total Home equity loans and lines of credit	2,104	3,629
Total charge-offs	4,212	5,979
Recoveries:
Real estate loans:
Residential Core	918	629
Residential Home Today	418	168
Home equity loans and lines of credit	1,563	1,413
Construction	—	169
Total recoveries	2,899	2,379
Net charge-offs	(1,313)	(3,600)
Provision for loan losses	(1,000)	2,000
Allowance balance (end of the period)	$69,241	$79,762
Ratios:
Net charge-offs (annualized) to average loans outstanding	0.05%	0.14%
Allowance for loan losses to non-accrual loans at end of the year	67.25%	62.88%
Allowance for loan losses to the total recorded investment in loans at end of the period	0.61%	0.74%
The net charge-offs of $1.3 million during the three months ended December 31, 2015 decreased from $3.6 million during the three months ended December 31, 2014, as credit quality continued to improve during the current fiscal year.
We continue to evaluate loans becoming delinquent for potential losses and record provisions for our estimate of those losses. We expect a moderate level of charge-offs to continue as delinquent loans are resolved in the future and uncollected balances are charged against the allowance.
During the three months ended December 31, 2015, the total allowance for loan losses decreased $2.4 million, to $69.2 million from $71.6 million at September 30, 2015, as we recorded a negative $1.0 million provision for loan losses, which was less than the actual net charge-offs of $1.3 million. The allowance for loan losses related to loans evaluated collectively decreased by $2.5 million during the three months ended December 31, 2015, and the allowance for loan losses related to loans evaluated individually increased by $0.2 million. Refer to the "activity in the allowance for loan losses" and "analysis of the allowance for loan losses" tables in Note 4 of the Notes to the Unaudited Interim Consolidated Financial Statements for more information. Other than the less significant construction and other consumer loans segments, changes during the three months ended December 31, 2015 in the balances of the GVAs, excluding changes in IVAs, related to the significant loan segments are described as follows:

•
Residential Core – The total balance of this segment of the loan portfolio increased 0.4% or $42.4 million during the quarter, while the total allowance for loan losses for this segment decreased 9.4% or $2.1 million. The portion of this loan segment’s allowance for loan losses that was determined by evaluating groups of loans collectively (i.e. those loans that were not individually evaluated), decreased 17.4%, or $2.3 million, to $10.9 million at December 31, 2015 from $13.2 million at September 30, 2015. The ratio of this portion of the allowance for loan losses to the total balance of loans in this loan segment that were evaluated collectively, decreased to 0.12% at December 31, 2015 from 0.14% at September 30, 2015. Total delinquencies decreased 10.5% to $32.1 million at December 31, 2015 from $35.9 million at September 30, 2015. While loans 90 or more days delinquent decreased 6.0% to $21.9 million at December 31, 2015 from $23.3 million at September 30, 2015, loans 30 to 89 days delinquent decreased by 18.8%, or $2.4 million. The positive trending in the amount of net charge-offs continued as net charge-offs for the quarter ended December 31, 2015 were less at $0.4 million as compared to $0.6 million during the quarter ended December 31, 2014. The credit profile of this portfolio segment improved during the quarter due to the addition of high credit quality, residential first mortgage loans. As there continues to be a consistent improving trend in this portfolio, we believe reductions in the allowance are warranted.

•
Residential Home Today – The total balance of this segment of the loan portfolio decreased 3.0% or $4.0 million as new originations have effectively stopped since the imposition of more restrictive lending requirements in 2009. The total allowance for loan losses for this segment decreased from $10.0 million at the prior quarter to $9.9 million at December 31, 2015. The portion of this loan segment’s allowance for loan losses that was determined by evaluating groups of loans collectively (i.e. those loans that were not individually evaluated), decreased by 5.6% to $5.5 million at December 31, 2015 from $5.8 million at September 30, 2015. Similarly, the ratio of this portion of the allowance to the total balance of loans in this loan segment that were evaluated collectively, decreased 0.3% to 7.4% at December 31, 2015 from 7.7% at September 30, 2015. Total delinquencies decreased to $17.0 million at December 31, 2015 from $17.4 million at September 30, 2015. While delinquencies greater than 90 days remained constant at $9.1 million from September 30, 2015, loans 30 to 89 days delinquent decreased by 5.4%, or $0.5 million. Net charge-offs were less at $0.4 million during the quarter ended December 31, 2015, as compared to $0.9 million during the quarter ended December 31, 2014. The allowance for this portfolio fluctuates based on not only the generally declining portfolio balance, but also on the credit profile trends in this portfolio. This portfolio's allowance decreased this quarter based on the decrease in the Home Today balance yet continued depressed home values remain in this portfolio.

•
Home Equity Loans and Lines of Credit – The total balance of this segment of the loan portfolio decreased 1.7% or $27.7 million to $1.61 billion at December 31, 2015 from $1.63 billion at September 30, 2015. The total allowance for loan losses for this segment remained constant at $38.9 million from September 30, 2015. During the quarter ended December 31, 2015, the portion of this loan segment's allowance for loan losses that was determined by evaluating groups of loans collectively (i.e. those loans that were not individually evaluated) increased by $0.2 million, or 0.4%, to $38.3 million from $38.2 million at September 30, 2015. The ratio of this portion of the allowance to the total balance of loans in this loan segment that were evaluated collectively remained at 2.4% from September 30, 2015 to December 31, 2015. Total delinquencies for this portfolio segment increased 7.0% to $12.6 million at December 31, 2015 as compared to $11.7 million at September 30, 2015. Delinquencies greater than 90 days increased 8.4% to $6.0 million at December 31, 2015 from $5.6 million at September 30, 2015, while 30 to 89 day delinquent loans increased 5.8% to $6.5 million at December 31, 2015 from $6.2 million at the prior quarter end. Net charge-offs for this loan segment during the current quarter were less at $0.5 million as compared to $2.2 million for the quarter ended December 31, 2014. While there were some improvements in the credit metrics of this portfolio during the quarter, the allowance considers the adverse impact of potential payment increases that will be faced by borrowers as home equity lines of credit near the end of their draw periods, and as a result, the allowance for this loan segment remains elevated.

Income Taxes. We consider accounting for income taxes a critical accounting policy due to the subjective nature of certain estimates that are involved in the calculation. We use the asset/liability method of accounting for income taxes in which deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. We must assess the realization of the deferred tax asset and, to the extent that we believe that recovery is not likely, a valuation allowance is established. Adjustments to increase or decrease existing valuation allowances, if any, are charged or credited, respectively, to income tax expense. At December 31, 2015, no valuation allowances were outstanding. Even though we have determined a valuation allowance is not required for deferred tax assets at December 31, 2015, there is no guarantee that those assets will be recognizable in the future.

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

Comparison of Financial Condition at December 31, 2015 and September 30, 2015
Total assets increased $21.8 million, or less than one percent, to $12.39 billion at December 31, 2015 from $12.37 billion at September 30, 2015. This increase was primarily the result of increases in the balances of loans held for investment and to a lesser extent, cash and cash equivalents, and investment securities.
Investment securities increased $3.3 million, or 1%, to $588.4 million at December 31, 2015 from $585.1 million at September 30, 2015. Investment securities increased as $50.7 million in purchases exceeded $37.8 million in principal paydowns, $8.1 million in net unrealized losses, and $1.4 million of net acquisition premium amortization that occurred in the mortgage-backed securities portfolio during the three months ended December 31, 2015. There were no sales of investment securities during the three months ended December 31, 2015.
Loans held for investment, net, increased $15.2 million, or less than one percent, to $11.20 billion at December 31, 2015 from $11.19 billion at September 30, 2015. Residential mortgage loans increased $37.2 million, or less than one percent, to $9.64 billion at December 31, 2015. The increase in residential mortgage loans was partially offset by $0.8 million in net charge-offs during the three months ended December 31, 2015. The total allowance for loan losses decreased $2.4 million, or 3%, to $69.2 million at December 31, 2015 from $71.6 million at September 30, 2015, primarily reflecting improved credit metrics, including reduced net charge-offs and lower loan delinquencies. During the three months ended December 31, 2015, $223.7 million of three- and five-year “SmartRate” loans were originated while $227.4 million of 10-, 15-, and 30-year fixed-rate first mortgage loans were originated. These fixed-rate originations were partially offset by paydowns and fixed-rate loan sales. Between September 30, 2015 and December 31, 2015 the total fixed-rate portion of first mortgage loan portfolio decreased $30.9 million and was comprised of an increase of $4.1 million in the balance of fixed-rate loans with original terms of 10 years or less and a decrease of $35.0 million in the balance of fixed-rate loans with original terms greater than 10 years. During the three months ended December 31, 2015, we completed $27.8 million in loan sales to Fannie Mae, which included $3.4 million of agency-compliant HARP II loans and $24.4 million of long-term, fixed-rate, agency-compliant, non-HARP II first mortgage loans. The volume of long-term, fixed-rate first mortgage loan sales since June 30, 2010 reflects the impact of changes imposed by Fannie Mae, the Association’s primary loan investor, related to requirements for loans that it accepts, as well as the strategy of originating adjustable-rate loans and fixed-rate loans with original terms of 10 years or less with the expectation that such loans would be carried as held for investment loans on our balance sheet. Refer to the Controlling Our Interest Rate Risk Exposure section of the Overview for additional discussion regarding loan sales to Fannie Mae and our management of interest rate risk.
Partially offsetting the increase in residential mortgage loans was a $28.0 million decrease in the balance of home equity loans and lines of credit during the current period as repayments exceeded new originations and additional draws on existing accounts. Between June 28, 2010 and March 20, 2012, we suspended the acceptance of new home equity loan and line of credit applications with the exception of bridge loans. Beginning in March, 2012, we offered redesigned home equity lines of credit, subject to certain property and credit performance conditions. At December 31, 2015, the recorded investment related to home equity lines of credit originated subsequent to March 20, 2012, totaled $310.8 million. At December 31, 2015, pending commitments to extend new home equity lines of credit totaled $31.9 million. Refer to the Controlling Our Interest Rate Risk Exposure section of the Overview for additional information.
Deposits increased $19.5 million, or less than one percent, to $8.31 billion at December 31, 2015 from $8.29 billion at September 30, 2015. The increase in deposits resulted primarily from a $28.7 million increase in our negotiable order of withdrawal accounts (primarily high-yield checking accounts), partially offset by a $4.4 million decrease in high-yield savings accounts (a subcategory of savings accounts) and a $3.8 million decrease in CDs. The decline in CDs is attributed to a $23.7 million net decrease in our traditional CDs partially offset by a $19.9 million increase in brokered CDs acquired in the current period. We believe that our high-yield savings accounts as well as our high-yield checking accounts provide a stable source of funds. In addition, our high-yield savings accounts are expected to reprice in a manner similar to our home equity lending products, and, therefore, assist us in managing interest rate risk. The balance of brokered CDs at December 31, 2015 was $539.9 million.
Borrowed funds, all from the FHLB of Cincinnati, decreased $4.4 million, or less than one percent, to $2.16 billion at December 31, 2015 from $2.17 billion at September 30, 2015. The decrease reflects a $30.0 million decrease in lower cost, short-term borrowings combined with principal repayments on maturing term advances partially offset by an additional $30.0 million of mainly four- to five-year term advances. In addition, an interest rate swap was used during the current quarter to extend the duration of $25.0 million of short-term borrowings to approximately five years by paying a fixed rate of interest and receiving the variable rate.

Accrued expenses and other liabilities increased $42.5 million, or 86%, to $91.7 million at December 31, 2015 from $49.2 million at September 30, 2015. This change primarily reflects the in-transit status of $42.4 million of real estate tax payments that have been collected from borrowers and will be remitted to various taxing agencies.
Total shareholders’ equity decreased $26.9 million, or 2%, to $1.70 billion at December 31, 2015 from $1.73 billion at September 30, 2015. This net decrease primarily reflected the effect of $35.2 million of repurchases of outstanding common stock and $5.8 million of dividend payments, which were partially offset by $17.9 million of net income and the positive impact related to awards under the stock-based compensation plan and the allocation of shares held by the ESOP. Refer to Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for additional details regarding the repurchase of shares of common stock. As a result of an August 5, 2015 mutual member vote, Third Federal Savings, MHC, the mutual holding company that owns 79% of the outstanding stock of the Company, waived the receipt of its share of the dividend paid.

Comparison of Operating Results for the Three Months Ended December 31, 2015 and 2014
Average balances and yields. The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effects thereof were not material. Average balances are derived from daily average balances. Non-accrual loans were included in the computation of loan average balances, and have been reflected in the table as carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense.

	Three Months Ended			Three Months Ended
	December 31, 2015			December 31, 2014
	Average Balance	Interest Income/ Expense	Yield/ Cost (2)	Average Balance	Interest Income/ Expense	Yield/ Cost (2)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash equivalents	$122,006	$86	0.28%	$1,161,162	$739	0.25%
Investment securities	647	2	1.24%	2,023	6	1.19%
Mortgage-backed securities	582,106	2,469	1.70%	568,359	2,549	1.79%
Loans (1)	11,235,008	93,174	3.32%	10,764,981	91,835	3.41%
Federal Home Loan Bank stock	69,470	700	4.03%	62,563	607	3.88%
Total interest-earning assets	12,009,237	96,431	3.21%	12,559,088	95,736	3.05%
Noninterest-earning assets	326,466			312,742
Total assets	$12,335,703			$12,871,830
Interest-bearing liabilities:
NOW accounts	$993,491	340	0.14%	$989,982	352	0.14%
Savings accounts	1,602,112	744	0.19%	1,652,630	790	0.19%
Certificates of deposit	5,676,093	21,355	1.50%	5,930,742	23,334	1.57%
Borrowed funds	2,123,294	6,351	1.20%	2,256,041	4,124	0.73%
Total interest-bearing liabilities	10,394,990	28,790	1.11%	10,829,395	28,600	1.06%
Noninterest-bearing liabilities	211,183			205,331
Total liabilities	10,606,173			11,034,726
Shareholders’ equity	1,729,529			1,837,104
Total liabilities and shareholders’ equity	$12,335,702			$12,871,830
Net interest income		$67,641			$67,136
Interest rate spread (2)(3)(4)			2.10%			1.99%
Net interest-earning assets (5)	$1,614,247			$1,729,693
Net interest margin (2)(4)(6)		2.25%			2.14%
Average interest-earning assets to average interest-bearing liabilities	115.53%			115.97%
Selected performance ratios (4):
Return on average assets (2)		0.58%			0.52%
Return on average equity (2)		4.13%			3.62%
Average equity to average assets		14.02%			14.27%
_________________

(1)	Loans include both mortgage loans held for sale and loans held for investment.

(2)	Annualized.

(3)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(4)	These performance ratios in fiscal 2015 are impacted by the intra-quarter strategy to increase net income as described earlier in this Item 2.

(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(6)	Net interest margin represents net interest income divided by total interest-earning assets.

General. Net income increased $1.3 million, or 8% to $17.9 million for the three months ended December 31, 2015 compared to $16.6 million for the three months ended December 31, 2014. The increase in net income was attributable primarily to a decrease in the provision for loan losses and an increase in net interest income, partially offset by an increase in expenses associated with compensation.
Interest and Dividend Income. Interest and dividend income increased $0.7 million, or 1%, to $96.4 million during the three months ended December 31, 2015 compared to $95.7 million during the same three months in the prior year. The increase in interest and dividend income resulted primarily from an increase in interest income from loans and to a lesser extent, FHLB stock, partially offset by decreases in income on interest earning cash equivalents and mortgage-backed securities.
Interest income on loans increased $1.4 million, or 2%, to $93.2 million for the three months ended December 31, 2015 compared to $91.8 million for the three months ended December 31, 2014. This increase was attributed primarily to a $470.0 million increase in the average balance of loans to $11.24 billion in the current three month period compared to $10.76 billion during the same three months in the prior year as new loan production exceeded repayments and loan sales. The impact from the increase in the average balance of loans was partially offset by a nine basis point decrease in the average yield on loans to 3.32% for the three months ended December 31, 2015 from 3.41% for the same three months in the prior year as historically low interest rates have kept the level of refinance activity relatively high, resulting in new originations at lower rates compared to the rest of our portfolio. Additionally, both our “Smart Rate” adjustable-rate first mortgage loan and our 10-year, fixed-rate first mortgage loan originations for the three months ended December 31, 2015, were originated at interest rates below rates offered on our traditional 15- and 30-year fixed-rate products and contributed to the lower average yield. There were loan sales of $27.8 million during the three months ended December 31, 2015, compared to loan sales of $24.0 million during the three months ended December 31, 2014.
Interest income on interest-earning cash equivalents decreased $0.6 million, or 86%, to $0.1 million for the three months ended December 31, 2015 compared to $0.7 million during the same three months in the prior year. The decrease can be attributed to utilizing a strategy during the three months ended December 31, 2014 to increase income. The strategy involved borrowing, on an overnight basis, approximately $1.00 billion of additional funds from the FHLB at the beginning of a particular quarter and repaying it prior to the end of that quarter. The proceeds of the borrowings, net of the required investment in FHLB stock, are deposited at the Federal Reserve. Because of increases in the interest rates charged by the FHLB, the strategy was not utilized during the current three month period. However, depending upon market rates, this strategy remains an option in the future. Dividend income on FHLB stock increased slightly during the three month period from the the same three month period of the prior year. This is due primarily from the additional required investment in FHLB stock needed to increase borrowings associated with the strategy. Although the strategy's borrowings component was not utilized during the three months ended December 31, 2015, the FHLB stock component remained in place and the receipt of FHLB stock dividends continued,
Interest Expense. Interest expense increased $0.2 million, or 1%, to $28.8 million during the current three months compared to $28.6 million during the three months ended December 31, 2014. However, the modest net change resulted from larger offsetting changes in interest expense on CDs and borrowed funds.
Interest expense on borrowed funds, all from the FHLB of Cincinnati, increased $2.3 million, or 56%, to $6.4 million during the three months ended December 31, 2015 from $4.1 million during the three months ended December 31, 2014. The increase was attributed to a 47 basis point increase in the average rate paid for these funds, to 1.2%, during the three months ended December 31, 2015 from 0.73% during the three months ended December 31, 2014. Partially offsetting the impact of the increase in rate on borrowed funds was a $132.7 million, or 6%, decrease in the average balance of borrowed funds to $2.12 billion during the current three months from $2.26 billion during the same three months of the prior year. The decrease in the average balance can be attributed to utilizing the strategy to increase income in the three months ended December 31, 2014 described earlier. The strategy was not utilized in the current three month period.
Interest expense on CDs decreased $1.9 million, or 8%, to $21.4 million during the three months ended December 31, 2015 compared to $23.3 million during the three months ended December 31, 2014. The decrease was attributed to a $254.6 million, or 4%, decrease in the average balance of CDs to $5.68 billion during the current three months from $5.93 billion during the same three months of the prior year combined with a seven basis point decrease in the average rate we paid on CDs to 1.50% for the current quarter from 1.57% for the same quarter last year. Rates were adjusted on deposits in response to changes in general market rates as well as to changes in the rates paid by our competition on short-term CDs. Additionally, to optimally manage our funding costs during the current three month period, many maturing, higher rate CDs that were not renewed were replaced with longer-term brokered CDs or lower rate borrowed funds.
Net Interest Income. Net interest income increased $0.5 million, or 1%, to $67.6 million during the three months ended December 31, 2015 from $67.1 million during the three months ended December 31, 2014. Average interest-earning assets decreased during the current three months by $549.9 million, or 4%, when compared to the three months ended December 31, 2014. The decrease in average assets can be attributed primarily to the use of the strategy, discussed earlier, in the three months ended December 31, 2014, which was not utilized in the current three month period, partially offset by the growth of our loan and investments portfolios. Our interest rate spread increased 11 basis points to 2.10% compared to 1.99% during the same three months last year. Our net interest margin was 2.25% for the current three month period and 2.14% for the same three months in the prior period. The change in these performance ratios was impacted by the net income strategy utilized in the three months ended December 31, 2014. The strategy, which served to increase net income slightly but also negatively impacted the interest rate spread and net interest margin due to the increase in the average balance of low-yield, interest-earning cash equivalents. As discussed earlier, this essentially risk-free net income strategy was not utilized during the three months ended December 31, 2015.
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
Based on our evaluation of the factors described earlier, we recorded a negative provision for loan losses of $1.0 million during the three months ended December 31, 2015 and a provision of $2.0 million during the three months ended December 31, 2014. The current negative provision for loan loss reflected reduced levels of loan delinquencies and charge-offs and increased levels of recoveries of previously charged-off loans, but we continue our awareness of the relative values of residential properties in comparison to their cyclical peaks as well as the uncertainty that persists in the current economic environment, which continues to challenge many of our loan customers. As delinquencies in the portfolio have been resolved through pay-off, short sale or foreclosure, or management determines the collateral is not sufficient to satisfy the loan, uncollected balances have been charged against the allowance for loan losses previously provided. The level of net charge-offs decreased during the current three months to $1.3 million from $3.6 million during the three months ended December 31, 2014. Net charge-offs combined with the $1.0 million negative provision for loan losses recorded for the current three months and resulted in a decrease in the balance of the allowance for loan losses. Net charge-offs of $3.6 million recorded for the three months ended December 31, 2014 exceeded the provision for loan losses of $2.0 million. The allowance for loan losses was $69.2 million, or 0.61% of the total recorded investment in loans receivable, at December 31, 2015, compared to $79.8 million, or 0.74% of the total recorded investment in loans receivable, at December 31, 2014. Balances of recorded investments are net of deferred fees or expenses and any applicable loans-in-process.
The total recorded investment in non-accrual loans decreased $3.8 million during the three month period ended December 31, 2015 compared to an $8.7 million decrease during the three month period ended December 31, 2014. The recorded investment in non-accrual loans in our Residential Core portfolio decreased $2.3 million, or 4%, during the current three month period, to $59.9 million at December 31, 2015, compared to a $5.8 million decrease during the three month period ended December 31, 2014. At December 31, 2015, the recorded investment in our Residential Core portfolio was $9.51 billion, compared to $9.47 billion at September 30, 2015. During the current three month period, Residential Core portfolio net charge-offs were $0.4 million, as compared to net charge-offs of $0.6 million during the three months ended December 31, 2014.
The recorded investment in non-accrual loans in our Residential Home Today portfolio decreased $0.6 million, or 3% during the current three month period, to $22.0 million at December 31, 2015 compared to a $1.7 million decrease during the three month period ended December 31, 2014. At December 31, 2015, the recorded investment in our Residential Home Today portfolio was $130.0 million, compared to $134.0 million at September 30, 2015. During the current three month period, Residential Home Today net charge-offs were $0.4 million, as compared to net charge-offs of $0.9 million during the three months ended December 31, 2014.
The recorded investment in non-accrual home equity loans and lines of credit decreased $0.5 million, or 2%, during the current three month period, to $21.0 million at December 31, 2015 compared to a $1.2 million decrease during the three month period ended December 31, 2014. The recorded investment in our home equity loans and lines of credit portfolio at December 31, 2015, was $1.61 billion, compared to $1.63 billion at September 30, 2015. During the current three month period, home equity loans and lines of credit net charge-offs were $0.5 million as compared to net charge-offs of $2.2 million during the three months ended December 31, 2014. We believe that non-performing home equity loans and lines of credit, on a relative basis, represent a higher level of credit risk than Residential Core loans as these home equity loans and lines of credit generally hold subordinated positions.
Non-Interest Expense. Non-interest expense increased $1.6 million, or 3%, to $47.6 million during the three months ended December 31, 2015 when compared to $46.0 million during the three months ended December 31, 2014. This increase resulted primarily from higher salaries and employee benefits, office property and equipment, and federal insurance premiums partially offset by decrease in real estate owned expense. Salaries and employee benefits increased $1.4 million, during the current three month period compared to the three month period ended December 31, 2014. This increase was primarily due to a $0.8 million increase in associate compensation costs, a $0.4 million increase in expenses related to the ESOP, and a $0.3 million increase in compensation costs related to health insurance. Partially offsetting the increase in salaries and benefits was a $0.5 million decrease in real estate owned expenses (which includes associated legal and maintenance expenses as well as gains (losses) on the disposal of properties) driven in part by the decrease in real estate owned assets since September 30, 2015.
Income Tax Expense. The provision for income taxes was $9.3 million during the current three month period compared to $8.5 million during the three months ended December 31, 2014. The provision for the current three month period included $9.0 million of federal income tax provision and $278 thousand of state income tax provision. The provision for the three months ended December 31, 2014 included $8.4 million of federal income tax provision and $91 thousand of state income tax provision. Our effective federal tax rate was 33.5% during the three months ended December 31, 2015 and December 31, 2014. Our provision for income taxes in the current three months is aligned with our expectations for the full fiscal year. Our expected effective income tax rates are below the federal statutory rate because of our ownership of bank-owned life insurance.

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
While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Association’s Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We generally seek to maintain a minimum liquidity ratio of 5% (which we compute as the sum of cash and cash equivalents plus unencumbered investment securities for which ready markets exist, divided by total assets). For the three months ended December 31, 2015, our liquidity ratio averaged 5.6%. We believe that we had sufficient sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2015.
We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities and the objectives of our asset/liability management program. Excess liquid assets are generally invested in interest-earning deposits and short- and intermediate-term securities.
Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2015, cash and cash equivalents totaled $159.6 million, which represented an increase of 3% from September 30, 2015.
Investment securities classified as available-for-sale, which provide additional sources of liquidity, totaled $588.4 million at December 31, 2015.
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

During the three month period ended December 31, 2015, loan sales to Fannie Mae totaled $27.8 million, which included $3.4 million of loans that qualified under Fannie Mae's HARP II initiative. Loans originated under the HARP II initiative are classified as “held for sale” at origination. Loans originated under non-HARP II Fannie Mae compliant procedures are classified as “held for investment” until they are specifically identified for sale. At December 31, 2015, $0.4 million of long-term, fixed-rate residential first mortgage loans were classified as “held for sale”, all of which qualified under Fannie Mae's HARP II initiative. There were no loan sale commitments outstanding at December 31, 2015.
Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows (unaudited) included in the unaudited interim Consolidated Financial Statements.
At December 31, 2015, we had $631.2 million in loan commitments outstanding. In addition to commitments to originate loans, we had $1.20 billion in undisbursed home equity lines of credit to borrowers. CDs due within one year of December 31, 2015, totaled $1.55 billion, or 18.6% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, sales of investment securities, other deposit products, including new CDs, brokered CDs, FHLB advances, borrowings from the FRB-Cleveland Discount Window or other collateralized borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the CDs due on or before December 31, 2016. We believe, however, based on past experience, that a significant portion of such deposits will remain with us. Generally, we have the ability to attract and retain deposits by adjusting the interest rates offered.
Our primary investing activities are originating residential mortgage loans and purchasing investments. During the three months ended December 31, 2015, we originated $451.1 million of residential mortgage loans, and during the three months ended December 31, 2014, we originated $520.0 million of residential mortgage loans. We purchased $50.7 million of securities during the three months ended December 31, 2015, and $45.9 million during the three months ended December 31, 2014.
Financing activities consist primarily of changes in deposit accounts, changes in the balances of principal and interest owed on loans serviced for others, FHLB advances and borrowings from the FRB-Cleveland Discount Window. We experienced a net increase in total deposits of $19.5 million during the three months ended December 31, 2015, which reflected the active management of the offered rates on maturing CDs, compared to a net decrease of $114.7 million during the three months ended December 31, 2014. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. The net increase in total deposits during the three months ended December 31, 2015, included a $19.8 million increase in the balance of brokered CDs, to $539.9 million, from $520.1 million at September 30, 2015. During the three months ended December 31, 2014 the balance of brokered CDs increased by $32.5 million. Principal and interest owed on loans serviced for others decreased $4.0 million to $45.5 million during the three months ended December 31, 2015 compared to a net decrease of $5.1 million to $49.6 million during the three months ended December 31, 2014. During the three months ended December 31, 2015, we decreased our advances from the FHLB of Cincinnati by $4.4 million, as we replaced our net savings outflow, funded new loan originations and actively managed our liquidity ratio. During the three months ended December 31, 2014, our advances from the FHLB of Cincinnati increased by $366.1 million.
Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of Cincinnati and the FRB-Cleveland Discount Window, each of which provides an additional source of funds. Additionally, in evaluating funding alternatives, we may participate in the brokered CDs market. At December 31, 2015 we had $2.16 billion of FHLB of Cincinnati advances and no outstanding borrowings from the FRB-Cleveland Discount Window. Additionally, at December 31, 2015, we had $539.9 million of brokered CDs. During the three months ended December 31, 2015, we had average outstanding advances from the FHLB of Cincinnati of $2.12 billion as compared to average outstanding advances of $2.26 billion during the three months ended December 31, 2014. The lower average balance in the current year reflects the absence of a strategy to increase net income that was used in the prior year and involved additional borrowings from the FHLB of Cincinnati. Because the borrowing portion of that strategy was not effective in the current fiscal period, additional borrowings from the FHLB of

Cincinnati were not incurred. At December 31, 2015, we had the ability to immediately borrow an additional $589.1 million from the FHLB of Cincinnati and $109.9 million from the FRB-Cleveland Discount Window. From the perspective of collateral value securing FHLB of Cincinnati advances, our capacity limit for additional borrowings beyond the immediately available limits at December 31, 2015 was $3.71 billion, subject to satisfaction of the FHLB of Cincinnati common stock ownership requirement. To satisfy the common stock ownership requirement, we would have to increase our ownership of FHLB of Cincinnati common stock by an additional $74.2 million.
The Association and the Company are subject to various regulatory capital requirements, including a risk-based capital measure. The Basel III capital framework for U.S. banking organizations ("Basel III Rules") includes both a revised definition of capital and guidelines for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. In July 2013, the OCC and the other federal bank regulatory agencies issued a final rule that, effective January 1, 2015 for the standardized approach, revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the DFA and revised the definition of assets used in the Tier 1 (leverage) capital ratio from adjusted tangible assets (a measurement computed based on quarter-end asset balances) to net average assets (a measurement that captures the intra-quarter impact of the fiscal 2015 strategy to increase net income that was described earlier in this section). Among other things, the rule established a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets) and increased the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets). The final rule also requires unrealized gains and losses on certain "available-for-sale" security holdings and change in defined benefit plan to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised. The Association exercised its one time opt-out election with the filing of its March 31, 2015 regulatory call report. The rule limits a banking organization's capital distributions and certain discretionary bonus payments if the banking organization does not hold a "capital conservation buffer" consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective. Effective January 1, 2015, the Association implemented the new capital requirements for the standardized approach to the Basel III Rules, subject to transitional provisions extending through the end of 2018. The final rule also implemented consolidated capital requirements for savings and loan holding companies effective January 1, 2015.
As of December 31, 2015, the Association exceeded all regulatory requirements to be considered “Well Capitalized” as presented in the table below (dollar amounts in thousands).

	Actual		Required
	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$1,487,727	22.03%	$675,259	10.00%
Tier 1 (leverage) Capital to Net Average Assets	1,418,482	11.53%	615,000	5.00%
Tier 1 Capital to Risk-Weighted Assets	1,418,482	21.01%	540,207	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,418,468	21.01%	438,918	6.50%
The capital ratios of the Company as of December 31, 2015 are presented in the table below (dollar amounts in thousands).

	Actual
	Amount	Ratio
Total Capital to Risk-Weighted Assets	$1,777,571	26.20%
Tier 1 (leverage) Capital to Net Average Assets	1,708,330	13.86%
Tier 1 Capital to Risk-Weighted Assets	1,708,330	25.18%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,708,330	25.18%
In addition to the operational liquidity considerations described above, which are primarily those of the Association, the Company, as a separate legal entity, also monitors and manages its own, parent company-only liquidity which provides the source of funds necessary to support all of the parent company's stand-alone operations, including its capital distribution strategies which encompass its share repurchase and dividend payment programs. The Company's primary source of liquidity is dividends received from the Association. The amount of dividends that the Association may declare and pay to the Company in any calendar year, without the receipt of prior approval from the OCC but with prior notice to the FRB-Cleveland, cannot exceed net income for the current calendar year-to-date period plus retained net income (as defined) for the preceding two calendar years, reduced by prior dividend payments made during those periods. During the three months ended December 31,

2015 the Company received an earnings-based $60.0 million dividend from the Association. Additionally, during fiscal year 2015, the Company received the non-objection of its regulators for the Association to pay a special dividend of $150.0 million to the Company. This amount was equal to the voluntary contribution of capital that the Company made to the Association in October 2010. The $150.0 million special dividend was also paid during the three months ended December 31, 2015. Because of their intercompany nature, these dividend payments during the three months ended December 31, 2015, had no impact on the Company's capital ratios or its consolidated statement of condition but reduced the Association's reported capital ratios.
The Company's sixth stock repurchase plan covering 10,000,000 shares, which began on September 9, 2014, was completed on August 3, 2015. Repurchases under the seventh stock repurchase authorization, covering 10,000,000 shares began on August 4, 2015. There were 3,810,000 shares repurchased under the seventh authorized program between its start date and December 31, 2015. During the three months ended December 31, 2015, the Company repurchased $35.1 million of its common stock.
On August 5, 2015, at a special meeting of members of Third Federal Savings, MHC, the members voted to approve Third Federal Savings, MHC's proposed waiver of dividends, aggregating up to $0.40 per share, to be declared on the Company’s common stock during the four quarters ending June 30, 2016. Following the receipt of the members’ approval at the August 5, 2015 special meeting, Third Federal Savings, MHC filed a notice with, and subsequently received the non-objection of the FRB-Cleveland, to waive receipt of dividends on the Company’s common stock. Third Federal Savings, MHC waived its right to receive a $0.10 per share dividend payment with respect to the Company's September 22, 2015 and December 14, 2015 dividend payments.
At December 31, 2015, the Company had, in the form of cash and a demand loan from the Association, $204.6 million of funds readily available to support its stand-alone operations.
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
During the three months ended December 31, 2015, $27.8 million of agency-compliant, long-term, fixed-rate mortgage loans were sold, all on a servicing retained basis, and, at December 31, 2015, $0.4 million of agency-compliant, long-term, fixed-rate residential first mortgage loans were classified as “held for sale”. Of the loan sales during the three months ended December 31, 2015, $3.4 million was comprised of long-term (15 to 30 years), fixed-rate first mortgage loans which were sold under Fannie Mae's HARP II program, and $24.4 million was comprised of long-term (15 to 30 years), fixed-rate first mortgage loans which had been originated under our revised procedures and were sold to Fannie Mae under our re-instated seller contract, as described in the next paragraph. At December 31, 2015, we did not have any outstanding loan sales commitments.
Fannie Mae, historically the Association’s primary loan investor, implemented, effective July 1, 2010, certain loan origination requirement changes affecting loan eligibility that we chose not to adopt until May 2013. Subsequent to the May 2013 implementation date of our revised procedures, and, upon review and validation by Fannie Mae which was received on

November 15, 2013, fixed-rate, first mortgage loans (primarily fixed-rate, mortgage refinances with terms of 15 years or more and HARP II loans) that were originated under the revised procedures were eligible for sale to Fannie Mae either as whole loans or as mortgage-backed securities. We expect that certain loan types (i.e. our Smart Rate adjustable-rate loans, purchase fixed-rate loans and 10-year fixed-rate loans) will continue to be originated under our legacy procedures. For loans originated prior to May 2013 and for those loans originated subsequent to April 2013 that are not originated under the revised (Fannie Mae) procedures, the Association’s ability to reduce interest rate risk via loan sales is limited to those loans that have established payment histories, strong borrower credit profiles and are supported by adequate collateral values that meet the requirements of private third-party investors.
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
The Association evaluates funding source alternatives as it seeks to extend its liability duration. Extended duration funding sources that are currently considered include: retail certificates of deposit (which, subject to a fee, generally provide depositors with an early withdrawal option, but do not require pledged collateral); brokered certificates of deposit (which do not provide an early withdrawal option and do not require collateral pledges); collateralized borrowings which are not subject to creditor call options (generally advances from the FHLB of Cincinnati); and interest rate exchange contracts ("swaps") which are subject to collateral pledges and which require specific structural features to qualify for hedge accounting treatment (hedge accounting treatment directs that periodic mark-to-market adjustments be recorded in other comprehensive income (loss) in the equity section of the balance sheet rather than being included in operating results of the income statement). The Association's intent is that any swap to which it may be a party will qualify for hedge accounting treatment. The Association is generally opportunistic in the timing of its funding duration deliberations and when evaluating alternative funding sources, compares effective interest rates, early withdrawal/call options and collateral requirements.
During the quarter ended December 31, 2015, the Association entered into its first interest rate swap in over ten years. Traditional interest rate swap agreements involve two counterparties which exchange interest payment amounts based on a notional principal balance. No exchange of principal amounts occurs and the notional principal amount does not appear on the balance sheet of either party. In such agreements, one counterparty's payment is based on a fixed rate of interest throughout the term of the agreement while the other party's payment is based on an interest rate that resets at a specified interval throughout the term of the agreement. On the initiation date of the swap, the agreed upon exchange interest rates reflect market conditions at that point in time. Swaps generally require counterparty collateral pledges that ensure the counterparties' ability to comply with the conditions of the agreement. The Association uses swaps to extend the duration of its funding sources by paying the fixed rate of interest and receiving the variable rate. The notional amount of the Association's swap portfolio at December 31, 2015 was $25.0 million. The swap portfolio's fixed pay rate was 1.62% and the remaining term was 4.9 years. Concurrent with the execution of the swap, the Association entered into a short-term borrowing from the FHLB of Cincinnati in an amount equal to the notional amount of the swap and with interest rate resets aligned with the reset interval of the swap. Borrowing proceeds are generally used to fund loans and investment securities.
Economic Value of Equity. Using customized modeling software, the Association prepares periodic estimates of the amounts by which the net present value of its cash flows from assets, liabilities and off-balance sheet items (the institution’s economic value of equity or EVE) would change in the event of a range of assumed changes in market interest rates. The simulation model uses a discounted cash flow analysis and an option-based pricing approach in measuring the interest rate sensitivity of EVE. The model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumption that instantaneous changes (measured in basis points) occur at all maturities along the United States Treasury yield curve and other relevant market interest rates. A basis point equals one, one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 2% to 3% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. The model is tailored specifically to our organization, which, we believe, improves its predictive accuracy. The following table presents the estimated changes in the Association’s EVE at December 31, 2015 that would result from the indicated instantaneous changes in the United States Treasury yield curve and other relevant market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

				EVE as a Percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)	Estimated EVE (2)	Estimated Increase (Decrease) in EVE		EVE Ratio (4)	Increase (Decrease) (basis points)
		Amount	Percent
	(Dollars in thousands)
+300	$1,358,620	$(566,799)	(29.44)%	11.94%	(331)
+200	1,598,319	(327,100)	(16.99)%	13.53%	(172)
+100	1,802,202	(123,217)	(6.40)%	14.72%	(53)
0	1,925,419	—	—	15.25%	—
-100	1,880,959	(44,460)	(2.31)%	14.61%	(64)
_________________

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	EVE Ratio represents EVE divided by the present value of assets.
The table above indicates that at December 31, 2015, in the event of an increase of 200 basis points in all interest rates, the Association would experience a 16.99% decrease in EVE. In the event of a 100 basis point decrease in interest rates, the Association would experience a 2.31% decrease in EVE.
The following table is based on the calculations contained in the previous table, and sets forth the change in the EVE at a +200 basis point rate of shock at December 31, 2015, with comparative information as of September 30, 2015. By regulation, the Association must measure and manage its interest rate risk for interest rate shocks relative to established risk tolerances in EVE.
Risk Measure (+200 bps Rate Shock)

	At December 31, 2015	At September 30, 2015
Pre-Shock EVE Ratio	15.25%	17.37%
Post-Shock EVE Ratio	13.53%	15.86%
Sensitivity Measure in basis points	(172)	(151)
Percentage Change in EVE	(16.99)%	(14.61)%
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
Accordingly, although the EVE tables provide an indication of our interest rate risk exposure as of the indicated dates, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our EVE and will differ from actual results. In addition to our core business activities, which primarily sought to originate Smart Rate (adjustable) and 10 year fixed-rate loans funded by borrowings from the FHLB and intermediate term CDs (including brokered CDs), and which generally had a favorable impact on our IRR profile, the impact of three other items resulted in the 2.38% deterioration in the Percentage Change in EVE measure at December 31, 2015 when compared to the measure at September 30, 2015. The most significant factor contributing to the overall deterioration was the impact of $210 million in cash dividends that the Association paid to the Company. Because of their intercompany nature, these payments had no impact on the Company's capital position, or the Company's overall IRR profile but reduced the Association's regulatory capital and regulatory capital ratios and negatively impacted the Association's Percentage Change in EVE by approximately 1.70%. Adding to the negative impact of the cash dividend payments, since September 30, 2015, the change in market interest rates, which ranged from an increase of 42 basis points for the two year term to an increase of 40 basis points for the five year term and an increase of 23 basis points for the ten year term, resulted in a decrease of 0.36% in the Percentage Change in EVE. Also, modifications and enhancements to our modeling assumptions and methodologies, which are continually challenged and evaluated, have been implemented since September 30, 2015 and, on a net basis, negatively impacted the Association's Percentage Change in EVE by 0.15%. These changes primarily impacted the treatment of unused ELOC commitments and attempt to more closely align the model’s projections with our historical experience for those products. Finally, although our core business activities, as described at the beginning of this paragraph, are generally intended to have a favorable impact our our IRR profile, during the current quarter, due primarily to an increase in the balance of our outstanding commitments to originate first mortgage loans, which increased from $415.9 million at September 30, 2015 to $631.2 million at December 31, 2015, our core operations added 0.17% to the deterioration of our Percentage Change in EVE during the quarter, The IRR simulation results presented above were in line with management's expectations and were within the risk limits established by our Board of Directors.
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
Earnings at Risk. In addition to EVE calculations, we use our simulation model to analyze the sensitivity of our net interest income to changes in interest rates (the institution’s EaR). Net interest income is the difference between the interest income that we earn on our interest-earning assets, such as loans and securities, and the interest that we pay on our interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what our net interest income would be for prospective 12 and 24 month periods using customized (based on our portfolio characteristics) assumptions with respect to loan prepayment rates, default rates and deposit decay rates, and the implied forward yield curve as of the market date for assumptions as to projected interest rates. We then calculate what the net interest income would be for the same period in the event of instantaneous changes in market interest rates. The simulation process is subject to continual enhancement, modification, refinement and adaptation in order that it might most accurately reflect our current circumstances, factors and expectations. As of December 31, 2015, we estimated that our EaR for the 12 months ending December 31, 2016 would decrease by 2.04% in the event of an instantaneous 200 basis point increase in market interest rates. As is the case with any model that projects future results, the further into the future that the model extends, the less precise/reliable the results become. With that in mind, as of December 31, 2015, we estimated that our EaR for a second 12 month period ending December 31, 2017 would decrease by 4.05% in the event of an instantaneous 200 basis point increase in market interest rates. At December 31, 2015, the IRR simulations results were in line with management's expectations and were within the risk limits established by our Board of Directors.
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
EVE is considered as a point in time calculation with a "liquidation" view of the Association where all the cash flows (including interest, principal and prepayments) are modeled and discounted using discount factors derived from the current market yield curves. It provides a long term view and helps to define changes in equity and duration as a result of changes in interest rates. On the other hand, EaR is based on balance sheet projections going one year and two years forward and assumes new business volume and pricing to calculate net interest income under different interest rate environments. EaR is calculated to determine the sensitivity of net interest income under different interest rate scenarios. With each of these models specific policy limits have been established that are compared with the actual month end results. These limits have been approved by the Association's Board of Directors and are used as benchmarks to evaluate and moderate interest rate risk. In the event that there is a breach of policy limits, management is responsible for taking such action, similar to those described under the preceding heading of General, as may be necessary in order to return the Association's interest rate risk profile to a position that is in compliance with the policy. At December 31, 2015 the IRR profile as disclosed above did not breach our internal limits.
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
Item 1A. Risk Factors
There have been no material changes in the “Risk Factors” disclosed in the Annual Report on Form 10-K, filed with the SEC on November 25, 2015 (File No. 001-33390).
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table summarizes our stock repurchase activity during the quarter ended December 31, 2015 and the stock repurchase plan approved by our Board of Directors.

		Average	Total Number of	Maximum Number
	Total Number	Price	Shares Purchased	of Shares that May
	of Shares	Paid per	as Part of Publicly	Yet be Purchased
Period	Purchased	Share	Announced Plans (1)	Under the Plans
October 1, 2015 through October 31, 2015	660,000	$17.71	660,000	7,450,000
November 1, 2015 through November 30, 2015	600,000	18.50	600,000	6,850,000
December 1, 2015 through December 31, 2015	660,000	18.85	660,000	6,190,000
	1,920,000	18.35	1,920,000

(1)
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

101
The following unaudited financial statements from TFS Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, filed on February 8, 2016, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements.

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

TFS Financial Corporation

Dated:	February 8, 2016	/s/ Marc A. Stefanski
Marc A. Stefanski
Chairman of the Board, President and Chief Executive Officer

Dated:	February 8, 2016	/s/ David S. Huffman
David S. Huffman
Chief Financial Officer and Secretary