Form 10-Q
period 2016-03-31
TFS Financial CORP
filed 2016-05-06
CIK 1381668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________
FORM 10-Q
________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2016
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
As of May 3, 2016, there were 286,887,436 shares of the Registrant’s common stock, par value $0.01 per share, outstanding, of which 227,119,132 shares, or 79.2% of the Registrant’s common stock, were held by Third Federal Savings and Loan Association of Cleveland, MHC, the Registrant’s mutual holding company.

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
FRB-Cleveland: Federal Reserve Bank of Cleveland

Item 1. Financial Statements
TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION (unaudited)
(In thousands, except share data)

	March 31, 2016	September 30, 2015
ASSETS
Cash and due from banks	$29,418	$22,428
Interest-earning cash equivalents	129,864	132,941
Cash and cash equivalents	159,282	155,369
Investment securities available for sale (amortized cost $567,045 and $582,091, respectively)	568,918	585,053
Mortgage loans held for sale, at lower of cost or market (none measured at fair value)	1,285	116
Loans held for investment, net:
Mortgage loans	11,345,372	11,245,557
Other consumer loans	3,200	3,468
Deferred loan expenses, net	14,547	10,112
Allowance for loan losses	(68,307)	(71,554)
Loans, net	11,294,812	11,187,583
Mortgage loan servicing rights, net	9,475	9,988
Federal Home Loan Bank stock, at cost	69,470	69,470
Real estate owned	11,339	17,492
Premises, equipment, and software, net	59,968	57,187
Accrued interest receivable	32,560	32,490
Bank owned life insurance contracts	196,973	195,861
Other assets	62,483	58,277
TOTAL ASSETS	$12,466,565	$12,368,886
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$8,317,813	$8,285,858
Borrowed funds	2,283,375	2,168,627
Borrowers’ advances for insurance and taxes	76,911	86,292
Principal, interest, and related escrow owed on loans serviced	50,518	49,493
Accrued expenses and other liabilities	47,541	49,246
Total liabilities	10,776,158	10,639,516
Commitments and contingent liabilities
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 332,318,750 shares issued; 287,447,243 and 290,882,379 outstanding at March 31, 2016 and September 30, 2015, respectively	3,323	3,323
Paid-in capital	1,712,384	1,707,629
Treasury stock, at cost; 44,871,507 and 41,436,371 shares at March 31, 2016 and September 30, 2015, respectively	(618,359)	(548,557)
Unallocated ESOP shares	(59,584)	(61,751)
Retained earnings—substantially restricted	667,560	641,791
Accumulated other comprehensive loss	(14,917)	(13,065)
Total shareholders’ equity	1,690,407	1,729,370
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,466,565	$12,368,886
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(In thousands, except share and per share data)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$93,737	$92,040	$186,911	$183,875
Investment securities available for sale	2,562	2,548	5,033	5,103
Other interest and dividend earning assets	846	1,059	1,632	2,405
Total interest and dividend income	97,145	95,647	193,576	191,383
INTEREST EXPENSE:
Deposits	22,351	23,422	44,790	47,898
Borrowed funds	7,035	4,803	13,386	8,927
Total interest expense	29,386	28,225	58,176	56,825
NET INTEREST INCOME	67,759	67,422	135,400	134,558
PROVISION FOR LOAN LOSSES	(1,000)	1,000	(2,000)	3,000
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	68,759	66,422	137,400	131,558
NON-INTEREST INCOME:
Fees and service charges, net of amortization	1,826	1,979	3,795	4,137
Net gain on the sale of loans	1,917	1,144	2,742	1,842
Increase in and death benefits from bank owned life insurance contracts	1,841	1,599	4,184	3,500
Other	1,119	1,173	2,099	2,369
Total non-interest income	6,703	5,895	12,820	11,848
NON-INTEREST EXPENSE:
Salaries and employee benefits	25,054	24,304	50,002	47,869
Marketing services	4,331	5,685	8,652	10,185
Office property, equipment and software	5,939	5,658	11,702	11,051
Federal insurance premium and assessments	2,994	2,888	5,823	5,349
State franchise tax	1,444	1,548	2,892	2,951
Real estate owned expense, net	1,713	2,635	3,874	5,335
Other operating expenses	4,866	6,111	11,029	12,062
Total non-interest expense	46,341	48,829	93,974	94,802
INCOME BEFORE INCOME TAXES	29,121	23,488	56,246	48,604
INCOME TAX EXPENSE	9,845	7,822	19,119	16,294
NET INCOME	$19,276	$15,666	$37,127	$32,310
Earnings per share—basic and diluted	$0.07	$0.05	$0.13	$0.11
Weighted average shares outstanding
Basic	282,314,098	291,377,147	283,078,539	292,600,384
Diluted	284,486,177	293,342,875	285,412,438	294,744,776

See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(In thousands)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Net income	$19,276	$15,666	$37,127	$32,310
Other comprehensive income (loss), net of tax:
Net change in unrealized gain (loss) on securities available for sale	4,544	3,868	(708)	4,301
Net change in cash flow hedges	(1,700)	—	(1,645)	—
Change in pension obligation	251	123	501	247
Total other comprehensive income (loss)	3,095	3,991	(1,852)	4,548
Total comprehensive income	$22,371	$19,657	$35,275	$36,858
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)
(In thousands, except share and per share data)

	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at September 30, 2014	$3,323	$1,702,441	$(379,109)	$(66,084)	$589,678	$(10,792)	$1,839,457
Net income	—	—	—	—	32,310	—	32,310
Other comprehensive income, net of tax	—	—	—	—	—	4,548	4,548
ESOP shares allocated or committed to be released	—	988	—	2,166	—	—	3,154
Compensation costs for stock-based plans	—	3,854	—	—	—	—	3,854
Excess tax effect from stock-based compensation	—	1,095	—	—	—	—	1,095
Purchase of treasury stock (5,622,500 shares)	—	—	(82,042)	—	—	—	(82,042)
Treasury stock allocated to restricted stock plan	—	(4,587)	3,290	—	(1,399)	—	(2,696)
Dividends paid to common shareholders ($0.14 per common share)	—	—	—	—	(9,254)	—	(9,254)
Balance at March 31, 2015	$3,323	$1,703,791	$(457,861)	$(63,918)	$611,335	$(6,244)	$1,790,426

Balance at September 30, 2015	$3,323	$1,707,629	$(548,557)	$(61,751)	$641,791	$(13,065)	$1,729,370
Net income	—	—	—	—	37,127	—	37,127
Other comprehensive loss, net of tax	—	—	—	—	—	(1,852)	(1,852)
ESOP shares allocated or committed to be released	—	1,671	—	2,167	—	—	3,838
Compensation costs for stock-based plans	—	3,500	—	—	—	—	3,500
Excess tax effect from stock-based compensation	—	2,006	—	—	—	—	2,006
Purchase of treasury stock (3,780,000 shares)	—	—	(67,040)	—	—	—	(67,040)
Treasury stock allocated to restricted stock plan	—	(2,422)	(2,762)	—	—	—	(5,184)
Dividends paid to common shareholders ($0.20 per common share)	—	—	—	—	(11,358)	—	(11,358)
Balance at March 31, 2016	$3,323	$1,712,384	$(618,359)	$(59,584)	$667,560	$(14,917)	$1,690,407
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (in thousands)

	For the Six Months Ended
	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$37,127	$32,310
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	7,338	7,008
Depreciation and amortization	8,845	7,874
Deferred income tax expense	20	—
Provision for loan losses	(2,000)	3,000
Net gain on the sale of loans	(2,742)	(1,842)
Other net losses	774	1,618
Principal repayments on and proceeds from sales of loans held for sale	7,640	11,083
Loans originated for sale	(8,647)	(11,537)
Increase in bank owned life insurance contracts	(1,644)	(3,227)
Net increase in interest receivable and other assets	(3,339)	(526)
Net (decrease) increase in accrued expenses and other liabilities	(3,493)	2,431
Other	55	181
Net cash provided by operating activities	39,934	48,373
CASH FLOWS FROM INVESTING ACTIVITIES:
Loans originated	(1,198,681)	(1,199,858)
Principal repayments on loans	999,657	892,238
Proceeds from principal repayments and maturities of:
Securities available for sale	71,823	69,853
Proceeds from sale of:
Loans	86,579	45,726
Real estate owned	11,926	11,907
Purchases of:
FHLB stock	—	(29,059)
Securities available for sale	(59,523)	(83,011)
Premises and equipment	(5,143)	(1,728)
Other	542	295
Net cash used in investing activities	(92,820)	(293,637)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	31,955	(152,960)
Net decrease in borrowers' advances for insurance and taxes	(9,381)	(4,844)
Net increase in principal and interest owed on loans serviced	1,025	5,700
Net increase in short-term borrowed funds	187,249	239,482
Proceeds from long-term borrowed funds	40,206	300,294
Repayment of long-term borrowed funds	(112,707)	(10,662)
Purchase of treasury shares	(67,012)	(81,559)
Excess tax benefit related to stock-based compensation	2,006	1,095
Acquisition of treasury shares through net settlement of stock benefit plans compensation	(5,184)	(2,696)
Dividends paid to common shareholders	(11,358)	(9,254)
Net cash provided by financing activities	56,799	284,596
NET INCREASE IN CASH AND CASH EQUIVALENTS	3,913	39,332
CASH AND CASH EQUIVALENTS—Beginning of period	155,369	181,403
CASH AND CASH EQUIVALENTS—End of period	$159,282	$220,735
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest on deposits	$44,785	$47,780
Cash paid for interest on borrowed funds	12,870	8,445
Cash paid for income taxes	17,577	9,279
SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to real estate owned	6,481	12,110
Transfer of loans from held for investment to held for sale	85,015	40,351
Treasury stock issued for stock benefit plans	2,422	5,986
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands unless otherwise indicated)

1.	BASIS OF PRESENTATION
TFS Financial Corporation, a federally chartered stock holding company, conducts its principal activities through its wholly owned subsidiaries. The principal line of business of the Company is retail consumer banking, including mortgage lending, deposit gathering, and, to a much lesser extent, other financial services. As of March 31, 2016, approximately 79% of the Company’s outstanding shares were owned by a federally chartered mutual holding company, Third Federal Savings and Loan Association of Cleveland, MHC. The thrift subsidiary of TFS Financial Corporation is Third Federal Savings and Loan Association of Cleveland.
The accounting and reporting policies followed by the Company conform in all material respects to U.S. GAAP and to general practices in the financial services industry. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The allowance for loan losses, the valuation of mortgage loan servicing rights, the valuation of deferred tax assets, and the determination of pension obligations and stock-based compensation are particularly subject to change.
The unaudited interim consolidated financial statements were prepared without an audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial condition of the Company at March 31, 2016, and its results of operations and cash flows for the periods presented. Such adjustments are the only adjustments reflected in the unaudited interim financial statements. In accordance with SEC Regulation S-X for interim financial information, these statements do not include certain information and footnote disclosures required for complete audited financial statements. The Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015 contains consolidated financial statements and related notes, which should be read in conjunction with the accompanying interim consolidated financial statements. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2016 or for any other period.

2.	EARNINGS PER SHARE
Basic earnings per share is the amount of earnings attributable to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings attributable to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. For purposes of computing earnings per share amounts, outstanding shares include shares held by the public, shares held by the ESOP that have been allocated to participants or committed to be released for allocation to participants, the 227,119,132 shares held by Third Federal Savings, MHC, and, for purposes of computing dilutive earnings per share, stock options and restricted stock units with a dilutive impact. Unvested shares awarded pursuant to the Company's restricted stock plans are treated as participating securities in the computation of EPS pursuant to the two-class method as they contain nonforfeitable rights to dividends. The two-class method is an earnings allocation that determines EPS for each class of common stock and participating security. At March 31, 2016 and 2015, respectively, the ESOP held 5,958,421 and 6,391,761 shares that were neither allocated to participants nor committed to be released to participants.

The following is a summary of the Company's earnings per share calculations.

	For the Three Months Ended March 31,
	2016			2015
	Income	Shares	Per share amount	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$19,276			$15,666
Less: income allocated to restricted stock units	181			132
Basic earnings per share:
Income available to common shareholders	$19,095	282,314,098	$0.07	$15,534	291,377,147	$0.05
Diluted earnings per share:
Effect of dilutive potential common shares		2,172,079			1,965,728
Income available to common shareholders	$19,095	284,486,177	$0.07	$15,534	293,342,875	$0.05

	For the Six Months Ended March 31,
	2016			2015
	Income	Shares	Per share amount	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$37,127			$32,310
Less: income allocated to restricted stock units	361			279
Basic earnings per share:
Income available to common shareholders	$36,766	283,078,539	$0.13	$32,031	292,600,384	$0.11
Diluted earnings per share:
Effect of dilutive potential common shares		2,333,899			2,144,392
Income available to common shareholders	$36,766	285,412,438	$0.13	$32,031	294,744,776	$0.11
The following is a summary of outstanding stock options and restricted stock units that are excluded from the computation of diluted earnings per share because their inclusion would be anti-dilutive.

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2016	2015	2016	2015
Options to purchase shares	826,700	959,700	393,500	959,700
Restricted stock units	13,500	—	—	—

3.	INVESTMENT SECURITIES
Investments available for sale are summarized as follows:

	March 31, 2016
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
REMICs	$557,455	$2,203	$(1,044)	$558,614
Fannie Mae certificates	9,590	714	—	10,304
Total	$567,045	$2,917	$(1,044)	$568,918

	September 30, 2015
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. government and agency obligations	$2,000	$2	$—	$2,002
REMICs	570,194	3,135	(878)	572,451
Fannie Mae certificates	9,897	703	—	10,600
Total	$582,091	$3,840	$(878)	$585,053

Gross unrealized losses and the estimated fair value of REMICs, aggregated by the length of time the securities have been in a continuous loss position, at March 31, 2016 and September 30, 2015, were as follows:

	March 31, 2016
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$134,607	$354	$100,057	$690	$234,664	$1,044

	September 30, 2015
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$86,754	$299	$80,639	$579	$167,393	$878

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
Since the decline in value is attributable to changes in interest rates and not credit quality and because the Association has neither the intent to sell the securities nor is it more likely than not the Association will be required to sell the securities for the time periods necessary to recover the amortized cost, these investments are not considered other-than-temporarily impaired. At March 31, 2016, the Association did not have U.S. government and agency obligations available for sale. At September 30, 2015, the amortized cost and fair value of U.S. government and agency obligations, then categorized as due within one year, were $2,000 and $2,002, respectively.

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES
Loans held for investment consist of the following:

	March 31, 2016	September 30, 2015
Real estate loans:
Residential Core	$9,619,896	$9,462,939
Residential Home Today	128,373	135,746
Home equity loans and lines of credit	1,571,945	1,625,239
Construction	52,883	55,421
Real estate loans	11,373,097	11,279,345
Other consumer loans	3,200	3,468
Add (deduct):
Deferred loan expenses, net	14,547	10,112
Loans in process	(27,725)	(33,788)
Allowance for loan losses	(68,307)	(71,554)
Loans held for investment, net	$11,294,812	$11,187,583
At March 31, 2016 and September 30, 2015, respectively, $1,285 and $116 of loans were classified as mortgage loans held for sale.
A large concentration of the Company’s lending is in Ohio and Florida. As of March 31, 2016 and September 30, 2015, the percentage of total Residential Core and Home Today loans held in Ohio were 61% and 63%, respectively, and the percentage held in Florida was 17%, at each date. As of March 31, 2016 and September 30, 2015, home equity loans and lines of credit were concentrated in Ohio (39% at each date), Florida (25% and 26%, respectively), and California (14% and 13%, respectively). Although somewhat dissipating during the last two years, the lingering effects of the adverse economic conditions and market for real estate in Ohio and Florida that arose in connection with the financial crisis of 2008, continue to unfavorably impact the ability of borrowers in those areas to repay their loans.
Home Today began as an affordable housing program targeted to benefit low- and moderate-income home buyers. Through this program the Association provided the majority of loans to borrowers who would not otherwise qualify for the Association’s loan products, generally because of low credit scores. Although the credit profiles of borrowers in the Home Today program might be described as sub-prime, Home Today loans generally contain the same features as loans offered to our Core borrowers. Borrowers with a Home Today loan complete financial management education and counseling and were referred to the Association by a sponsoring organization with which the Association partnered as part of the program. Because the Association applied less stringent underwriting and credit standards to the majority of Home Today loans, loans originated under the program have greater credit risk than its traditional residential real estate mortgage loans. Effective March 27, 2009, the Home Today underwriting guidelines were changed to be substantially the same as the Association’s traditional first mortgage product and the program focused on financial education and down payment assistance. The majority of loans in this program were originated prior to that date. As of March 31, 2016 and September 30, 2015, the principal balance of Home Today loans originated prior to March 27, 2009 was $125,265 and $132,762, respectively. The Association does not offer, and has not offered, loan products frequently considered to be designed to target sub-prime borrowers containing features such as higher fees or higher rates, negative amortization, a loan-to-value ratio greater than 100%, or pay option adjustable-rate mortgages.

An age analysis of the recorded investment in loan receivables that are past due at March 31, 2016 and September 30, 2015 is summarized in the following tables. When a loan is more than one month past due on its scheduled payments, the loan is considered 30 days or more past due. Balances are adjusted for deferred loan fees or expenses and any applicable loans-in-process.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
March 31, 2016
Real estate loans:
Residential Core	$6,874	$3,286	$19,585	$29,745	$9,596,597	$9,626,342
Residential Home Today	3,179	2,290	8,200	13,669	113,080	126,749
Home equity loans and lines of credit	4,499	1,430	6,221	12,150	1,569,764	1,581,914
Construction	—	—	—	—	24,914	24,914
Total real estate loans	14,552	7,006	34,006	55,564	11,304,355	11,359,919
Other consumer loans	—	—	—	—	3,200	3,200
Total	$14,552	$7,006	$34,006	$55,564	$11,307,555	$11,363,119

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
September 30, 2015
Real estate loans:
Residential Core	8,242	$4,323	$23,306	$35,871	$9,430,189	$9,466,060
Residential Home Today	5,866	2,507	9,068	17,441	116,535	133,976
Home equity loans and lines of credit	5,012	1,162	5,575	11,749	1,622,683	1,634,432
Construction	—	—	427	427	20,774	21,201
Total real estate loans	19,120	7,992	38,376	65,488	11,190,181	11,255,669
Other consumer loans	—	—	—	—	3,468	3,468
Total	$19,120	$7,992	$38,376	$65,488	$11,193,649	$11,259,137
At March 31, 2016 and September 30, 2015, real estate loans include $24,876 and $28,864, respectively, of loans that were in the process of foreclosure.
The recorded investment of loan receivables in non-accrual status is summarized in the following table. Balances are adjusted for deferred loan fees or expenses.

	March 31, 2016	September 30, 2015
Real estate loans:
Residential Core	$56,775	$62,293
Residential Home Today	21,218	22,556
Home equity loans and lines of credit	21,196	21,514
Construction	—	427
Total non-accrual loans	$99,189	$106,790
Loans are placed in non-accrual status when they are contractually 90 days or more past due. Loans restructured in TDRs that were in non-accrual status prior to the restructurings remain in non-accrual status for a minimum of six months after restructuring. Additionally, home equity loans and lines of credit where the customer has a severely delinquent first mortgage loan and loans in Chapter 7 bankruptcy status where all borrowers have filed, and not reaffirmed or been dismissed, are placed in non-accrual status. At March 31, 2016 and September 30, 2015, respectively, the recorded investment in non-accrual loans includes $65,183 and $68,415 which are performing according to the terms of their agreement, of which $42,428 and $45,575 are loans in Chapter 7 bankruptcy status primarily where all borrowers have filed, and have not reaffirmed or been dismissed.

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
The recorded investment in loan receivables at March 31, 2016 and September 30, 2015 is summarized in the following table. The table provides details of the recorded balances according to the method of evaluation used for determining the allowance for loan losses, distinguishing between determinations made by evaluating individual loans and determinations made by evaluating groups of loans not individually evaluated. Balances of recorded investments are adjusted for deferred loan fees or expenses and any applicable loans-in-process.

	March 31, 2016			September 30, 2015
	Individually	Collectively	Total	Individually	Collectively	Total
Real estate loans:
Residential Core	$113,148	$9,513,194	$9,626,342	$119,588	$9,346,472	$9,466,060
Residential Home Today	54,410	72,339	126,749	58,046	75,930	133,976
Home equity loans and lines of credit	33,466	1,548,448	1,581,914	34,112	1,600,320	1,634,432
Construction	—	24,914	24,914	426	20,775	21,201
Total real estate loans	201,024	11,158,895	11,359,919	212,172	11,043,497	11,255,669
Other consumer loans	—	3,200	3,200	—	3,468	3,468
Total	$201,024	$11,162,095	$11,363,119	$212,172	$11,046,965	$11,259,137
An analysis of the allowance for loan losses at March 31, 2016 and September 30, 2015 is summarized in the following table. The analysis provides details of the allowance for loan losses according to the method of evaluation, distinguishing between allowances for loan losses determined by evaluating individual loans and allowances for loan losses determined by evaluating groups of loans collectively.

	March 31, 2016			September 30, 2015
	Individually	Collectively	Total	Individually	Collectively	Total
Real estate loans:
Residential Core	$9,712	$8,898	$18,610	$9,354	$13,242	$22,596
Residential Home Today	4,072	5,689	9,761	4,166	5,831	9,997
Home equity loans and lines of credit	539	39,386	39,925	772	38,154	38,926
Construction	—	11	11	26	9	35
Total	$14,323	$53,984	$68,307	$14,318	$57,236	71,554
At March 31, 2016 and September 30, 2015, individually evaluated loans that required an allowance were comprised only of loans evaluated for impairment based on the present value of cash flows, such as performing TDRs, and loans with a further deterioration in the fair value of collateral not yet identified as uncollectible. All other individually evaluated loans received a charge-off, if applicable.
Because many variables are considered in determining the appropriate level of general valuation allowances, directional changes in individual considerations do not always align with the directional change in the balance of a particular component of the general valuation allowance. At March 31, 2016 and September 30, 2015, respectively, allowances on individually reviewed loans evaluated for impairment based on the present value of cash flows, such as performing TDRs, were $14,323 and $14,117.

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
As described earlier in this footnote, Home Today loans have greater credit risk than traditional residential real estate mortgage loans. At March 31, 2016 and September 30, 2015, respectively, approximately 29% and 34% of Home Today loans include private mortgage insurance coverage. The majority of the coverage on these loans was provided by PMI Mortgage Insurance Co., which was seized by the Arizona Department of Insurance and currently pays all claim payments at 70%. Appropriate adjustments have been made to the Association’s affected valuation allowances and charge-offs, and estimated loss severity factors were adjusted accordingly for loans evaluated collectively. The amount of loans in the Association's owned portfolio covered by mortgage insurance provided by PMIC as of March 31, 2016 and September 30, 2015, respectively, was $110,242 and $132,857 of which $102,006 and $122,025 was current. The amount of loans in the Association's owned portfolio covered by mortgage insurance provided by Mortgage Guaranty Insurance Corporation as of March 31, 2016 and September 30, 2015, respectively, was $49,602 and $56,898 of which $49,090 and $56,295 was current. As of March 31, 2016, MGIC's long-term debt rating, as published by the major credit rating agencies, did not meet the requirements to qualify as "high credit quality"; however, MGIC continues to make claims payments in accordance with its contractual obligations and the Association has not increased its estimated loss severity factors related to MGIC's claim paying ability. No other loans were covered by mortgage insurers that were deferring claim payments or which were assessed as being non-investment grade.
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
The Association originates construction loans to individuals for the construction of their personal single-family residence by a qualified builder (construction/permanent loans). The Association’s construction/permanent loans generally provide for disbursements to the builder or sub-contractors during the construction phase as work progresses. During the construction phase, the borrower only pays interest on the drawn balance. Upon completion of construction, the loan converts to a permanent amortizing loan without the expense of a second closing. The Association offers construction/permanent loans with fixed or adjustable rates, and a current maximum loan-to-completed-appraised value ratio of 85%.
Other consumer loans are comprised of loans secured by certificate of deposit accounts, which are fully recoverable in the event of non-payment.

The recorded investment and the unpaid principal balance of impaired loans, including those reported as TDRs, as of March 31, 2016 and September 30, 2015 are summarized as follows. Balances of recorded investments are adjusted for deferred loan fees or expenses.

	March 31, 2016			September 30, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related IVA recorded:
Residential Core	$56,791	$75,832	$—	$62,177	$80,622	$—
Residential Home Today	21,209	47,219	—	23,038	50,256	—
Home equity loans and lines of credit	20,946	30,516	—	23,046	32,312	—
Construction	—	—	—	—	—	—
Total	$98,946	$153,567	$—	$108,261	$163,190	$—
With an IVA recorded:
Residential Core	$56,357	$57,118	$9,712	$57,411	$58,224	$9,354
Residential Home Today	33,201	33,626	4,072	35,008	35,479	4,166
Home equity loans and lines of credit	12,520	12,533	539	11,066	11,034	772
Construction	—	—	—	426	572	26
Total	$102,078	$103,277	$14,323	$103,911	$105,309	$14,318
Total impaired loans:
Residential Core	$113,148	$132,950	$9,712	$119,588	$138,846	$9,354
Residential Home Today	54,410	80,845	4,072	58,046	85,735	4,166
Home equity loans and lines of credit	33,466	43,049	539	34,112	43,346	772
Construction	—	—	—	426	572	26
Total	$201,024	$256,844	$14,323	$212,172	$268,499	$14,318
At March 31, 2016 and September 30, 2015, respectively, the recorded investment in impaired loans includes $174,981 and $178,259 of loans restructured in TDRs of which $14,959 and $14,971 were 90 days or more past due.
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

Loans restructured in TDRs that are not evaluated based on collateral are separately evaluated for impairment on a loan by loan basis at the time of restructuring and at each subsequent reporting date for as long as they are reported as TDRs. The impairment evaluation is based on the present value of expected future cash flows discounted at the effective interest rate of the original loan. Expected future cash flows include a discount factor representing a potential for default. Valuation allowances are recorded for the excess of the recorded investments over the result of the cash flow analysis. Loans discharged in Chapter 7 bankruptcy are reported as TDRs and also evaluated based on the present value of expected future cash flows unless evaluated based on collateral. We evaluate these loans using the expected future cash flows because we expect the borrower, not liquidation of the collateral, to be the source of repayment for the loan. Other consumer loans are not considered for restructuring. A loan restructured in a TDR is classified as an impaired loan for a minimum of one year. After one year, that loan may be reclassified out of the balance of impaired loans if the loan was restructured to yield a market rate for loans of similar credit risk at the time of restructuring and the loan is not impaired based on the terms of the restructuring agreement. No loans whose terms were restructured in TDRs were reclassified from impaired loans during the six months ended March 31, 2016 and March 31, 2015.

The average recorded investment in impaired loans and the amount of interest income recognized during the period that the loans were impaired are summarized below.

	For the Three Months Ended March 31,
	2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related IVA recorded:
Residential Core	$58,238	$277	$70,658	$299
Residential Home Today	20,797	65	26,886	65
Home equity loans and lines of credit	21,477	73	24,305	86
Total	$100,512	$415	$121,849	$450
With an IVA recorded:
Residential Core	$56,169	$568	$58,762	$650
Residential Home Today	33,549	423	37,262	476
Home equity loans and lines of credit	12,080	83	8,274	59
Total	$101,798	$1,074	$104,298	$1,185
Total impaired loans:
Residential Core	$114,407	$845	$129,420	$949
Residential Home Today	54,346	488	64,148	541
Home equity loans and lines of credit	33,557	156	32,579	145
Total	$202,310	$1,489	$226,147	$1,635

	For the Six Months Ended March 31,
	2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related IVA recorded:
Residential Core	$59,484	$646	$70,956	$586
Residential Home Today	22,124	215	27,254	123
Home equity loans and lines of credit	21,996	137	25,426	158
Construction	—	—	—	—
Total	$103,604	$998	$123,636	$867
With an IVA recorded:
Residential Core	$56,884	$1,158	$58,856	$1,314
Residential Home Today	34,105	855	38,031	963
Home equity loans and lines of credit	11,793	160	8,001	126
Construction	213	—	—	—
Total	$102,995	$2,173	$104,888	$2,403
Total impaired loans:
Residential Core	$116,368	$1,804	$129,812	$1,900
Residential Home Today	56,229	1,070	65,285	1,086
Home equity loans and lines of credit	33,789	297	33,427	284
Construction	213	—	—	—
Total	$206,599	$3,171	$228,524	$3,270

Interest on loans in non-accrual status is recognized on a cash-basis. The amount of interest income on impaired loans recognized using a cash-basis method was $315 and $764 for the quarter ended and six months ended March 31, 2016, respectively, and $306 and $583 for the quarter ended and six months ended March 31, 2015. Cash payments on loans with a partial charge-off are applied fully to principal, then to recovery of the charged off amount prior to interest income being recognized. Interest income on the remaining impaired loans is recognized on an accrual basis.
The recorded investment in TDRs by type of concession as of March 31, 2016 and September 30, 2015 is shown in the tables below.

March 31, 2016	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Restructurings	Bankruptcy	Total
Residential Core	$14,466	$871	$9,331	$22,660	$21,772	$30,952	$100,052
Residential Home Today	6,736	7	5,501	11,858	21,283	5,995	51,380
Home equity loans and lines of credit	148	3,363	512	6,026	1,128	12,372	23,549
Total	$21,350	$4,241	$15,344	$40,544	$44,183	$49,319	$174,981

September 30, 2015	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Restructurings	Bankruptcy	Total
Residential Core	$15,743	$934	$8,252	$22,211	$22,594	$32,215	$101,949
Residential Home Today	7,734	12	5,643	12,302	21,928	6,272	53,891
Home equity loans and lines of credit	96	3,253	509	4,214	909	13,438	22,419
Total	$23,573	$4,199	$14,404	$38,727	$45,431	$51,925	$178,259
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

For all loans restructured during the three months and six months ended March 31, 2016 and March 31, 2015 (set forth in the table below), the pre-restructured outstanding recorded investment was not materially different from the post-restructured outstanding recorded investment.

The following tables set forth the recorded investment in TDRs restructured during the periods presented, according to the types of concessions granted.

	For the Three Months Ended March 31, 2016
	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Restructurings	Bankruptcy	Total
Residential Core	$491	$—	$172	$1,222	$734	$1,463	$4,082
Residential Home Today	171	—	209	151	806	91	1,428
Home equity loans and lines of credit	—	185	28	1,232	225	170	1,840
Total	$662	$185	$409	$2,605	$1,765	$1,724	$7,350

	For the Three Months Ended March 31, 2015
	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Restructurings	Bankruptcy	Total
Residential Core	$805	$—	$212	$1,149	$1,528	$2,233	$5,927
Residential Home Today	—	—	188	95	2,484	796	3,563
Home equity loans and lines of credit	—	369	—	446	40	348	1,203
Total	$805	$369	$400	$1,690	$4,052	$3,377	$10,693

	For the Six Months Ended March 31, 2016
	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Restructurings	Bankruptcy	Total
Residential Core	$602	$—	$1,066	$2,398	$1,281	$3,217	$8,564
Residential Home Today	171	—	229	443	1,682	327	2,852
Home equity loans and lines of credit	59	407	36	2,277	343	534	3,656
Total	$832	$407	$1,331	$5,118	$3,306	$4,078	$15,072

	For the Six Months Ended March 31, 2015
	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Restructurings	Bankruptcy	Total
Residential Core	$1,565	$—	$278	$2,998	$2,515	$5,089	$12,445
Residential Home Today	82	—	357	158	3,806	1,786	6,189
Home equity loans and lines of credit	—	1,015	—	917	83	913	2,928
Total	$1,647	$1,015	$635	$4,073	$6,404	$7,788	$21,562
Below summarizes the information on TDRs restructured within the previous 12 months of the period listed for which there was a subsequent payment default, at least 30 days past due on one scheduled payment, during the period presented.

	For the Three Months Ended March 31,
	2016		2015
TDRs Within the Previous 12 Months That Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)		(Dollars in thousands)
Residential Core	19	$1,841	29	$3,698
Residential Home Today	15	545	22	799
Home equity loans and lines of credit	13	480	14	575
Total	47	$2,866	65	$5,072

	For the Six Months Ended March 31,
	2016		2015
TDRs Within the Previous 12 Months That Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)		(Dollars in thousands)
Residential Core	25	$2,401	34	$3,801
Residential Home Today	17	646	25	1,065
Home equity loans and lines of credit	20	603	21	642
Total	62	$3,650	80	$5,508

The following tables provide information about the credit quality of residential loan receivables by an internally assigned grade. Balances are adjusted for deferred loan fees or expenses and any applicable LIP.

	Pass	Special Mention	Substandard	Loss	Total
March 31, 2016
Real Estate Loans:
Residential Core	$9,565,111	$—	$61,231	$—	$9,626,342
Residential Home Today	104,184	—	22,565	—	126,749
Home equity loans and lines of credit	1,553,491	4,136	24,287	—	1,581,914
Construction	24,914	—	—	—	24,914
Total	$11,247,700	$4,136	$108,083	$—	$11,359,919

	Pass	Special Mention	Substandard	Loss	Total
September 30, 2015
Real Estate Loans:
Residential Core	$9,399,409	$—	$66,651	$—	$9,466,060
Residential Home Today	110,105	—	23,871	—	133,976
Home equity loans and lines of credit	1,604,226	4,279	25,927	—	1,634,432
Construction	20,774	—	427	—	21,201
Total	$11,134,514	$4,279	$116,876	$—	$11,255,669
Residential loans are internally assigned a grade that complies with the guidelines outlined in the OCC’s Handbook for Rating Credit Risk. Pass loans are assets well protected by the current paying capacity of the borrower. Special Mention loans have a potential weakness. as evaluated based on delinquency status, that the Association feels deserve management’s attention and may result in further deterioration in their repayment prospects and/or the Association’s credit position. Substandard loans are inadequately protected by the current payment capacity of the borrower or the collateral pledged with a defined weakness that jeopardizes the liquidation of the debt. Also included in Substandard are performing home equity loans and lines of credit where the customer has a severely delinquent first mortgage to which the performing home equity loan or line of credit is subordinate and loans in Chapter 7 bankruptcy status where all borrowers have filed, and have not reaffirmed or been dismissed. Loss loans are considered uncollectible and are charged off when identified.
At March 31, 2016 and September 30, 2015, respectively, the recorded investment of impaired loans includes $101,449 and $103,390 of TDRs that are individually evaluated for impairment, but have adequately performed under the terms of the restructuring and are classified as Pass loans. At March 31, 2016 and September 30, 2015, respectively, there were $8,508 and $8,094 of loans classified substandard and $4,136 and $4,279 of loans designated special mention that are not included in the recorded investment of impaired loans; rather, they are included in loans collectively evaluated for impairment.
Other consumer loans are internally assigned a grade of nonperforming when they become 90 days or more past due. At March 31, 2016 and September 30, 2015, no consumer loans were graded as nonperforming.
Activity in the allowance for loan losses is summarized as follows:

	For the Three Months Ended March 31, 2016
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$20,468	$(2,022)	$(1,266)	$1,430	$18,610
Residential Home Today	9,852	200	(612)	321	9,761
Home equity loans and lines of credit	38,907	825	(1,747)	1,940	39,925
Construction	14	(3)	—	—	11
Total	$69,241	$(1,000)	$(3,625)	$3,691	$68,307

	For the Three Months Ended March 31, 2015
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$28,717	$1,315	$(2,916)	$1,391	$28,507
Residential Home Today	16,434	(3,537)	(581)	262	12,578
Home equity loans and lines of credit	34,595	3,221	(3,124)	1,298	35,990
Construction	16	1	—	1	18
Total	$79,762	$1,000	$(6,621)	$2,952	$77,093

	For the Six Months Ended March 31, 2016
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$22,596	$(3,786)	$(2,548)	$2,348	$18,610
Residential Home Today	9,997	463	(1,438)	739	9,761
Home equity loans and lines of credit	38,926	1,347	(3,851)	3,503	39,925
Construction	35	(24)	—	—	11
Total	$71,554	$(2,000)	$(7,837)	$6,590	$68,307

	For the Six Months Ended March 31, 2015
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$31,080	$(409)	$(4,184)	$2,020	$28,507
Residential Home Today	16,424	(2,613)	(1,663)	430	12,578
Home equity loans and lines of credit	33,831	6,201	(6,753)	2,711	35,990
Construction	27	(179)	—	170	18
Total	$81,362	$3,000	$(12,600)	$5,331	$77,093

5.	DEPOSITS
Deposit account balances are summarized as follows:

	March 31, 2016	September 30, 2015
Negotiable order of withdrawal accounts	$1,010,335	$994,447
Savings accounts	1,588,205	1,610,944
Certificates of deposit	5,717,419	5,678,618
	8,315,959	8,284,009
Accrued interest	1,854	1,849
Total deposits	$8,317,813	$8,285,858
Brokered certificates of deposit, which are used as a cost effective funding alternative, totaled $539,850 and $520,110 at March 31, 2016 and September 30, 2015, respectively. The FDIC places restrictions on banks with regard to issuing brokered deposits based on the bank's capital classification. As a well-capitalized institution at March 31, 2016 and September 30, 2015, the Association may accept brokered deposits without FDIC restrictions.

6.    OTHER COMPREHENSIVE INCOME (LOSS)

The change in accumulated other comprehensive income (loss) by component is as follows:

	For the Three Months Ended				For the Three Months Ended
	March 31, 2016				March 31, 2015
	Unrealized gains (losses) on securities available for sale	Cash flow hedges	Defined Benefit Plan	Total	Unrealized gains (losses) on securities available for sale	Cash flow hedges	Defined Benefit Plan	Total
Balance at beginning of period	$(3,326)	$55	$(14,741)	$(18,012)	$(659)	$—	$(9,576)	$(10,235)
Other comprehensive income (loss) before reclassifications, net of tax expense of $1,430 and $2,083	4,544	(1,888)	—	2,656	3,868	—	—	3,868
Amounts reclassified from accumulated other comprehensive income (loss), net of tax benefit of $235 and $67	—	188	251	439	—	—	123	123
Other comprehensive income (loss)	4,544	(1,700)	251	3,095	3,868	—	123	3,991
Balance at end of period	$1,218	$(1,645)	$(14,490)	$(14,917)	$3,209	$—	$(9,453)	$(6,244)

	For the Six Months Ended				For the Six Months Ended
	March 31, 2016				March 31, 2015
	Unrealized gains (losses) on securities available for sale	Cash flow hedges	Defined Benefit Plan	Total	Unrealized gains (losses) on securities available for sale	Cash flow hedges	Defined Benefit Plan	Total
Balance at beginning of period	$1,926	$—	$(14,991)	$(13,065)	$(1,092)	$—	$(9,700)	$(10,792)
Other comprehensive income (loss) before reclassifications, net of tax benefit (expense) of $1,373 and $(2,316)	(708)	(1,841)	—	(2,549)	4,301	—	—	4,301
Amounts reclassified from accumulated other comprehensive income (loss), net of tax benefit of $376 and $133	—	196	501	697	—	—	247	247
Other comprehensive income (loss)	(708)	(1,645)	501	(1,852)	4,301	—	247	4,548
Balance at end of period	$1,218	$(1,645)	$(14,490)	$(14,917)	$3,209	$—	$(9,453)	$(6,244)

The following table presents the reclassification adjustment out of accumulated other comprehensive income (loss) included in net income and the corresponding line item on the consolidated statements of income for the periods indicated:

	Amounts Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income Components	For the Three Months Ended March 31,		For the Six Months Ended March 31,		Line Item in the Statement of Income
	2016	2015	2016	2015
Cash flow hedges:
Interest expense, effective portion	289	—	302	—	Interest expense
Income tax benefit	(101)	—	(106)	—	Income tax expense
Net of income tax benefit	188	—	196	—

Amortization of pension plan:
Actuarial loss	$385	$190	$771	$380	(a)
Income tax benefit	(134)	(67)	(270)	(133)	Income tax expense
Net of income tax benefit	$251	$123	$501	$247
Total reclassifications for the period	$439	$123	$697	$247

(a) This item is included in the computation of net period pension cost. See Note 8. Defined Benefit Plan for additional disclosure.

7.	INCOME TAXES
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
The Company makes certain investments in limited partnerships which invest in affordable housing projects that qualify for the Low Income Housing Tax Credit. The Company acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnership. The Company accounts for its interests in LIHTCs using the proportional amortization method. The impact of the Company's investments in tax credit entities on the provision for income taxes was not material during the three and six months ended March 31, 2016 and March 31, 2015.

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

The components, including an estimated settlement adjustment due to expected lump sum payments exceeding the interest cost for the year, of net periodic cost recognized in the statements of income are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Interest cost	$822	$782	$1,644	$1,565
Expected return on plan assets	(1,027)	(1,103)	(2,055)	(2,207)
Amortization of net loss	385	190	771	380
Estimated net loss due to settlement	—	228	—	456
Net periodic cost	$180	$97	$360	$194
There were no required minimum employer contributions during the six months ended March 31, 2016. No minimum employer contributions are expected during the remainder of the fiscal year.

9.	EQUITY INCENTIVE PLAN
In December 2015, 393,500 options to purchase our common stock and 55,600 restricted stock units were granted to certain directors, officers and employees of the Company. The awards were made pursuant to the shareholder-approved 2008 Equity Incentive Plan.
During the six months ended March 31, 2016 and 2015, the Company recorded $3,500 and $3,854, respectively, of stock-based compensation expense, comprised of stock option expense of $1,455 and $1,744, respectively, and restricted stock units expense of $2,045 and $2,110, respectively.
At March 31, 2016, 5,785,540 shares were subject to options, with a weighted average exercise price of $12.47 per share and a weighted average grant date fair value of $2.98 per share. Expected future expense related to the 1,723,035 non-vested options outstanding as of March 31, 2016 is $3,160 over a weighted average period of 2.5 years. At March 31, 2016, 788,605 restricted stock units, with a weighted average grant date fair value of $13.56 per unit, are unvested. Expected future compensation expense relating to the 1,227,308 restricted stock units outstanding as of March 31, 2016 is $3,635 over a weighted average period of 2.2 years. Each unit is equivalent to one share of common stock.

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
At March 31, 2016, the Company had commitments to originate loans as follows:

Fixed-rate mortgage loans	$351,331
Adjustable-rate mortgage loans	273,829
Equity loans and lines of credit including bridge loans	47,365
Total	$672,525
At March 31, 2016, the Company had unfunded commitments outstanding as follows:

Equity lines of credit	$1,230,734
Construction loans	27,725
Private equity investments	12,941
Total	$1,271,400
At March 31, 2016, the unfunded commitment on home equity lines of credit, including commitments for accounts suspended as a result of material default or a decline in equity, is $1,373,889. In management's opinion, the above commitments will be funded through normal operations.
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
As permitted under the fair value guidance in U.S. GAAP, the Company elects to measure at fair value mortgage loans classified as held for sale that are subject to pending agency contracts to securitize and sell loans. This election is expected to reduce volatility in earnings related to market fluctuations between the contract trade and settlement dates. At March 31, 2016 and September 30, 2015, respectively, there were no loans held for sale subject to pending agency contracts for which the fair value option was elected. Included in the net gain on the sale of loans is $0 and $0 for the three months ending March 31, 2016 and 2015, respectively, and $0 and $(111) for the six months ending March 31, 2016 and 2015, respectively, related to changes during the period in the fair value of loans held for sale subject to pending agency contracts.
Presented below is a discussion of the methods and significant assumptions used by the Company to estimate fair value.
Investment Securities Available for Sale—Investment securities available for sale are recorded at fair value on a recurring basis. At March 31, 2016 and September 30, 2015, respectively, this includes $568,918 and $585,053 of investments in U.S. government and agency obligations including U.S. Treasury notes and sequentially structured, highly liquid collateralized mortgage obligations issued by Fannie Mae, Freddie Mac and Ginnie Mae. Both are measured using the market approach. The fair values of treasury notes and collateralized mortgage obligations represent unadjusted price estimates obtained from third party independent nationally recognized pricing services using pricing models or quoted prices of securities with similar characteristics and are included in Level 2 of the hierarchy. Third party pricing is reviewed on a monthly basis for reasonableness based on the market knowledge and experience of company personnel that interact daily with the markets for these types of securities.
Mortgage Loans Held for Sale—The fair value of mortgage loans held for sale is estimated on an aggregate basis using a market approach based on quoted secondary market pricing for loan portfolios with similar characteristics. Loans held for sale are carried at the lower of cost or fair value except, as described above, the Company elects the fair value measurement option for mortgage loans held for sale subject to pending agency contracts to securitize and sell loans. Loans held for sale are included in Level 2 of the hierarchy. At March 31, 2016 and September 30, 2015 there were $1,285 and $116, respectively, of loans held for sale carried at cost.
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
Loans held for investment that have been restructured in TDRs and are performing according to the restructured terms of the loan agreement are individually evaluated for impairment using the present value of future cash flows based on the loan’s effective interest rate, which is not a fair value measurement. At March 31, 2016 and September 30, 2015, respectively, this included $102,343 and $103,777 in recorded investment of TDRs with related allowances for loss of $14,323 and $14,117.
Real Estate Owned—Real estate owned includes real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of the cost basis or fair value less estimated costs to dispose. Fair value is estimated under the market approach using independent third party appraisals. As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions. At March 31, 2016 and September 30, 2015, these adjustments were not significant to reported fair values. At March 31, 2016 and September 30, 2015, respectively, $7,273 and $15,094 of real estate owned is included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis where the cost basis equals or exceeds the estimate of fair values less costs to dispose of these properties. Real estate owned, as reported in the Consolidated Statements of Condition, includes estimated costs to dispose of $895 and $1,756 related to properties measured at fair value and $4,961 and $4,154 of properties carried at their original or adjusted cost basis at March 31, 2016 and September 30, 2015, respectively.
Derivatives—Derivative instruments include interest rate locks on commitments to originate loans for the held for sale portfolio, forward commitments on contracts to deliver mortgage loans, and interest rate swaps designated as cash flow hedges.

Derivatives not designated as cash flow hedges are reported at fair value in other assets or other liabilities on the Consolidated Statement of Condition with changes in value recorded in current earnings. Derivatives qualifying as cash flow hedges, when highly effective, are reported at fair value in other assets or other liabilities on the Consolidated Statement of Condition with changes in value recorded in OCI. Should the hedge no longer be considered effective, the ineffective portion of the change in fair value is recorded directly in earnings in the period in which the change occurs. See Note 12. Derivative Instruments for additional details. Fair value of forward commitments is estimated using a market approach based on quoted secondary market pricing for loan portfolios with characteristics similar to loans underlying the derivative contracts. The fair value of interest rate swaps is estimated using a discounted cash flow method that incorporates current market interest rates and other market parameters. The fair value of interest rate lock commitments is adjusted by a closure rate based on the estimated percentage of commitments that will result in closed loans. The range and weighted average impact of the closure rate is included in quantitative information about significant unobservable inputs later in this note. A significant change in the closure rate may result in a significant change in the ending fair value measurement of these derivatives relative to their total fair value. Because the closure rate is a significantly unobservable assumption, interest rate lock commitments are included in Level 3 of the hierarchy. Forward commitments on contracts to deliver mortgage loans and interest rate swaps are included in Level 2 of the hierarchy.
Assets and liabilities carried at fair value on a recurring basis in the Consolidated Statements of Condition at March 31, 2016 and September 30, 2015 are summarized below.

		Recurring Fair Value Measurements at Reporting Date Using
	March 31, 2016	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available for sale:
REMIC's	$558,614	$—	$558,614	$—
Fannie Mae certificates	10,304	—	10,304	—
Derivatives:
Interest rate lock commitments	104	—	—	104
Total	$569,022	$—	$568,918	$104

Liabilities
Derivatives:
Interest rate swaps	$2,531	$—	$2,531	$—
Total	$2,531	$—	$2,531	$—

		Recurring Fair Value Measurements at Reporting Date Using
	September 30, 2015	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available for sale:
U.S. government and agency obligations	$2,002	$—	$2,002	$—
REMIC's	572,451	—	572,451	—
Fannie Mae certificates	10,600	—	10,600	—
Derivatives:
Interest rate lock commitments	79	—	—	79
Total	$585,132	$—	$585,053	$79

The table below presents a reconciliation of the beginning and ending balances and the location within the Consolidated Statements of Income where gains (losses) due to changes in fair value are recognized on interest rate lock commitments which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Beginning balance	$84	$92	$79	$59
Gain during the period due to changes in fair value:
Included in other non-interest income	20	77	25	110
Ending balance	$104	$169	$104	$169
Change in unrealized gains for the period included in earnings for assets held at end of the reporting date	$104	$169	$104	$169
Summarized in the tables below are those assets measured at fair value on a nonrecurring basis. This includes loans held for investment that are individually evaluated for impairment, excluding performing TDRs valued using the present value of cash flow method, and properties included in real estate owned that are carried at fair value less estimated costs to dispose at the reporting date.

		Nonrecurring Fair Value Measurements at Reporting Date Using
	March 31, 2016	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Impaired loans, net of allowance	$98,681	$—	$—	$98,681
Real estate owned(1)	7,273	—	—	7,273
Total	$105,954	$—	$—	$105,954

(1)	Amounts represent fair value measurements of properties before deducting estimated costs to dispose.

		Nonrecurring Fair Value Measurements at Reporting Date Using
	September 30, 2015	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Impaired loans, net of allowance	$108,194	$—	$—	$108,194
Real estate owned(1)	15,094	—	—	15,094
Total	$123,288	$—	$—	$123,288

(1)	Amounts represent fair value measurements of properties before deducting estimated costs to dispose.
The following provides quantitative information about significant unobservable inputs categorized within Level 3 of the Fair Value Hierarchy.

	Fair Value						Weighted
	3/31/2016	Valuation Technique(s)	Unobservable Input	Range			Average
Impaired loans, net of allowance	$98,681	Market comparables of collateral discounted to estimated net proceeds	Discount appraised value to estimated net proceeds based on historical experience:
			• Residential Properties	0	-	24%	8.2%

Interest rate lock commitments	$104	Quoted Secondary Market pricing	Closure rate	0	-	100%	89.9%

	Fair Value						Weighted
	9/30/2015	Valuation Technique(s)	Unobservable Input	Range			Average
Impaired loans, net of allowance	$108,194	Market comparables of collateral discounted to estimated net proceeds	Discount appraised value to estimated net proceeds based on historical experience:
			• Residential Properties	0	-	24%	8.0%

Interest rate lock commitments	$79	Quoted Secondary Market pricing	Closure rate	0	-	100%	78.7%
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

	March 31, 2016
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and due from banks	$29,418	$29,418	$29,418	$—	$—
Interest earning cash equivalents	129,864	129,864	129,864	—	—
Investment securities available for sale	568,918	568,918	—	568,918	—
Mortgage loans held for sale	1,285	1,337	—	1,337	—
Loans, net:
Mortgage loans held for investment	11,291,612	11,700,540	—	—	11,700,540
Other loans	3,200	3,371	—	—	3,371
Federal Home Loan Bank stock	69,470	69,470	N/A	—	—
Accrued interest receivable	32,560	32,560	—	32,560	—
Private equity investments	200	200	—	—	200
Cash collateral held by counterparty	5,427	5,427	5,427	—	—
Derivatives	104	104	—	—	104
Liabilities:
NOW and passbook accounts	$2,598,540	$2,598,540	$—	$2,598,540	$—
Certificates of deposit	5,719,273	5,708,782	—	5,708,782	—
Borrowed funds	2,283,375	2,309,408	—	2,309,408	—
Borrowers’ advances for taxes and insurance	76,911	76,911	—	76,911	—
Principal, interest and escrow owed on loans serviced	50,518	50,518	—	50,518	—
Derivatives	2,531	2,531	—	2,531	—

	September 30, 2015
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and due from banks	$22,428	$22,428	$22,428	$—	$—
Interest earning cash equivalents	132,941	132,941	132,941	—	—
Investment securities available for sale	585,053	585,053	—	585,053	—
Mortgage loans held for sale	116	119	—	119	—
Loans, net:
Mortgage loans held for investment	11,184,115	11,650,701	—	—	11,650,701
Other loans	3,468	3,645	—	—	3,645
Federal Home Loan Bank stock	69,470	69,470	N/A	—	—
Accrued interest receivable	32,490	32,490	—	32,490	—
Private equity investments	255	255	—	—	255
Derivatives	79	79	—	—	79
Liabilities:
NOW and passbook accounts	$2,605,391	$2,605,391	$—	$2,605,391	$—
Certificates of deposit	5,680,467	5,634,860	—	5,634,860	—
Borrowed funds	2,168,627	2,196,476	—	2,196,476	—
Borrowers’ advances for taxes and insurance	86,292	86,292	—	86,292	—
Principal, interest and escrow owed on loans serviced	49,493	49,493	—	49,493	—
Presented below is a discussion of the valuation techniques and inputs used by the Company to estimate fair value.

Cash and Due from Banks, Interest Earning Cash Equivalents, Cash Collateral Held by Counterparty— The carrying amount is a reasonable estimate of fair value.
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
12.DERIVATIVE INSTRUMENTS
The Company enters into interest rate swaps to add stability to interest expense and manage exposure to interest rate movements as part of an overall risk management strategy. For hedges of the Company's borrowing program, interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed payments. At March 31, 2016, the Company had interest rate swaps with notional amounts of $250,000 and a remaining weighted average maturity of 4.9 years that are designated as cash flow hedges of interest rate risk associated with the Company's variable rate borrowings.
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
Amounts reported in AOCI related to derivatives are reclassified to interest expense during the same period in which the hedged transaction affects earnings. During the next twelve months, the Company estimates that $1,296 will be reclassified to interest expense.
The Company enters into forward commitments for the sale of mortgage loans principally to protect against the risk of adverse interest rate movements on net income. The Company recognizes the fair value of such contracts when the characteristics of those contracts meet the definition of a derivative. These derivatives are not designated in a hedging relationship; therefore, gains and losses are recognized immediately in the statement of income. There were no forward commitments for the sale of mortgage loans at March 31, 2016 or September 30, 2015.
In addition, the Company is party to derivative instruments when it enters into commitments to originate a portion of its loans, which when funded, are classified as held for sale. Such commitments are not designated in a hedging relationship; therefore, gains and losses are recognized immediately in the statement of income.
The following tables provide the locations within the Consolidated Statements of Condition and fair values for all derivative instruments. The Company had no derivatives designated as hedging instruments at September 30, 2015.

	Asset Derivatives
	March 31, 2016		September 30, 2015
	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments
Interest rate lock commitments	Other Assets	$104	Other Assets	$79

	Liability Derivatives
	March 31, 2016		September 30, 2015
	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments
Cash flow hedges:
Interest rate swaps	Other Liabilities	$2,531	Other Liabilities	$—

The following table presents the net gains and losses recorded within the Consolidated Statements of Income and the Consolidated Statements of Comprehensive Income relating to derivative instruments.

		Three Months Ended		Six Months Ended
	Location of Gain or (Loss)	March 31,		March 31,
	Recognized in Income	2016	2015	2016	2015
Cash flow hedges
Amount of loss recognized, effective portion	Other comprehensive income	$(2,905)	$—	$(2,833)	$—
Amount of loss reclassified from AOCI	Interest expense	(289)	—	(302)	—
Amount of ineffectiveness recognized	Other non-interest income	—	—	—	—

Derivatives not designated as hedging instruments
Interest rate lock commitments	Other non-interest income	$20	$77	$25	$110
Forward commitments for the sale of mortgage loans	Net gain on the sale of loans	—	—	—	14
Total		$20	$77	$25	$124

Derivatives contain an element of credit risk which arises from the possibility that the Company will incur a loss because a counterparty fails to meet its contractual obligations. The Company's exposure is limited to the replacement value of the contracts rather than the notional or principal amounts. Credit risk is minimized through counterparty collateral, transaction limits and monitoring procedures. Swap transactions that are handled by a registered clearing broker are cleared though the broker to a registered clearing organization. The clearing organization establishes daily cash and upfront cash or securities margin requirements to cover potential exposure in the event of default. This process shifts the risk away from the counterparty, since the clearing organization acts as the middleman on each cleared transaction. The fair values of derivative instruments are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements. Cash collateral payables or receivables associated with the derivative instruments are not added to or netted against the fair value amounts. The Company’s interest rate swaps are cleared through a registered clearing broker. At March 31, 2016 and September 30, 2015, the balance of collateral posted by the Company for derivative liabilities was $5,427 and $0, respectively.

13.	RECENT ACCOUNTING PRONOUNCEMENTS
Pending as of March 31, 2016
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. Under the ASU, an entity recognizes all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement. This change eliminates the notion of the APIC pool and reduces the complexity and cost of accounting for excess tax benefits and tax deficiencies. Excess tax benefits and tax deficiencies are considered discrete items in the reporting period they occur and are not included in the estimate of an entity’s annual effective tax rate. Additionally, this update permits an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur. This accounting guidance will be effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact that this accounting guidance may have on its financial condition or results of operations.
In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815), Effects of Derivative Contract Novations on Existing Hedge Accounting Relationships. This amendment clarifies that a change in counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedging accounting criteria continue to be met. This accounting guidance will be effective for financial statements issued for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. The adoption of this accounting guidance is not expected to materially affect the Company's financial condition or results of operations.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This guidance changes the accounting treatment of leases by requiring lessees to recognize operating leases on the balance sheet as lease assets (a right-to-use asset) and lease liabilities (a liability to make lease payments), measured on a discounted basis. An accounting policy election to not recognize operating leases with terms of 12 months or less as assets and liabilities is permitted. This guidance will be effective for the fiscal year beginning after December 15, 2018. A modified retrospective approach is required that includes a number of optional practical expedients to address leases that commenced before the effective date. The Company is currently evaluating the impact this new standard will have on its financial condition or results of operations.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. This accounting guidance requires equity investments not accounted for under the equity method of accounting or consolidated to be measured at fair value with changes recognized in net income. If there are no readily determinable fair values, the guidance allows entities to measure investments at cost less impairment, whereby impairment is based on a qualitative assessment. The guidance eliminates the requirement to disclose the methods and significant assumptions used to estimate fair value of financial instruments measured at amortized cost. If an entity has elected the fair value option to measure liabilities, the new accounting guidance requires the portion of the change in fair value of a liability resulting from credit risk to be presented in OCI. This accounting and disclosure guidance will be effective for the fiscal year beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact that this accounting guidance may have on its financial condition or results of operations.
In July 2015, the FASB issued ASU 2015-12, "Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), Health and Welfare Benefit Plans (Topic 965): (Part I) Fully Benefit-Responsive Investment Contracts, (Part II) Plan Investment Disclosures, (Part III) Measurement Date Practical Expedient." Part II of the ASU eliminates the requirements to disclose individual investments that represent five percent or more of net assets available for benefits and the net appreciation or depreciation in fair value of investments by general type. It also simplifies the level of disaggregation of investments that are measured using fair value. Parts I and III of the ASU are not applicable to the Plan. The ASU is effective for fiscal years beginning after December 15, 2015, with retrospective application to all periods presented. The adoption of this disclosure guidance is not expected to materially affect the Company's financial condition or results of operations.
In May 2015, the FASB issued ASU 2015-07, Fair Value Measurement (Topic 820), Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share. This guidance eliminates the requirement to categorize investments measured at net value per share (or its equivalent) using the practical expedient in the fair value hierarchy table and eliminates certain disclosures required for these investments. Entities will continue to provide information helpful to understanding the nature and risks of these investments and whether the investments, if sold, are probable of being sold at amounts different from net asset value. The amendments in this Update are effective for public companies for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The adoption of this disclosure guidance is not expected to materially affect the Company's financial condition or results of operations.
In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810), Amendments to the Consolidation Analysis. This accounting guidance changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The new guidance amends the current accounting guidance to address limited partnerships and similar legal entities, certain investment funds, fees paid to a decision maker or service provider, and the impact of fee arrangements and related parties on the primary beneficiary determination. This accounting guidance will be effective for annual periods beginning after December 15, 2015. Early adoption is permitted. A reporting entity may apply the ASU by using a modified retrospective approach (by recording a cumulative-effect adjustment to equity as of the beginning of the year of adoption) or a full retrospective approach (by restating all periods presented). The adoption of this accounting guidance is not expected to have a material effect on the Company's financial condition or results of operations.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), that revises the criteria for determining when to recognize revenue from contracts with customers and expands disclosure requirements. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. In August 2015, the FASB issued ASU 2015-14 which defers the effective date of ASU 2014-09 by one year, annual reporting periods and interim period within those annual periods beginning after December 15, 2017. Additionally, the FASB has recently issued and proposed updates to certain aspects of the guidance. The Company's preliminary analysis suggests that the adoption of this accounting guidance is not expected to have a material effect on its financial condition or results of operations.
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
Controlling Our Interest Rate Risk Exposure. Although the significant housing and credit quality issues that arose in connection with the 2008 financial crisis had a distinctly negative effect on our operating results and, as described below, are a matter of continuing concern for us, historically our greatest risk has been our exposure to changes in interest rates. When we hold long-term, fixed-rate assets, funded by liabilities with shorter re-pricing characteristics, we are exposed to potentially adverse impacts from changing interest rates, and most notably when interest rates are rising. Generally, and particularly over extended periods of time that encompass full economic cycles, interest rates associated with longer-term assets, like fixed-rate mortgages, have been higher than interest rates associated with shorter-term funding sources, like deposits. This difference has been an important component of our net interest income and is fundamental to our operations. We manage the risk of holding longer-term, fixed-rate mortgage assets primarily by maintaining the levels of regulatory capital required to be well capitalized, by promoting adjustable-rate loans and shorter-term, fixed-rate loans, and by opportunistically extending the duration of our funding sources.
Levels of Regulatory Capital
At March 31, 2016, as computed in accordance with the revised capital requirements and computational methodologies promulgated by the federal banking agencies, that were effective January 1, 2015, the Company’s Tier 1 (leverage) capital totaled $1.69 billion or 13.67% of net average assets and 24.79% of risk-weighted assets, while the Association’s Tier 1 (leverage) capital totaled $1.44 billion or 11.67% of net average assets and 21.21% of risk-weighted assets. Each of these measures was more than twice the requirements currently in effect for the Association for designation as “well capitalized” under regulatory prompt corrective action provisions, which set minimum levels of 5.00% of net average assets and 8.00% of risk-weighted assets. Refer to the Liquidity and Capital Resources of this Item 2 for additional discussion regarding regulatory capital requirements.
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
The following tables set forth our first mortgage loan production and balances segregated by loan structure at origination.

	For the Six Months Ended March 31, 2016		For the Six Months Ended March 31, 2015
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
First Mortgage Loan Originations:
ARM	$484,660	48.4%	$462,479	45.7%
Fixed-rate:
Terms less than or equal to 10 years	252,635	25.2	319,685	31.6
Terms greater than 10 years	264,705	26.4	229,694	22.7
Total fixed-rate	517,340	51.6	549,379	54.3
Total First Mortgage Loan Originations:	$1,002,000	100.0%	$1,011,858	100.0%

	March 31, 2016		March 31, 2015
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential Mortgage Loans Held For Investment, at the indicated dates:
ARMs	$4,029,404	41.3%	$3,656,691	39.4%
Fixed-rate:
Terms less than or equal to 10 years	1,939,163	19.9	1,691,160	18.2
Terms greater than 10 years	3,779,702	38.8	3,926,199	42.4
Total fixed-rate	5,718,865	58.7	5,617,359	60.6
Total Residential Mortgage Loans Held For Investment:	$9,748,269	100.0%	$9,274,050	100.0%
The following table sets forth the balances as of March 31, 2016 for all ARM loans segregated by the next scheduled interest rate reset date.

Current Balance of ARM Loans Scheduled for Interest Rate Reset
During the Fiscal Years Ending September 30,	(In thousands)
2016	$60,706
2017	666,607
2018	889,639
2019	776,801
2020	822,783
2021	812,868
Total	$4,029,404
At March 31, 2016 and September 30, 2015, mortgage loans held for sale, all of which were long-term, fixed-rate first mortgage loans and all of which were held for sale to Fannie Mae, totaled $1.3 million and $0.1 million, respectively.

Extending the Duration of Funding Sources
As a complement to our strategies to shorten the duration of our interest earning assets, as described above, we also seek to lengthen the duration of our interest bearing funding sources. These efforts include monitoring the relative costs of alternative funding sources such as retail deposits, brokered certificates of deposit, longer-term (e.g. four to six years) fixed rate advances from the FHLB of Cincinnati, and shorter-term (e.g. three months) advances from the FHLB of Cincinnati, the durations of which are extended by correlated interest rate exchange contracts. Each funding alternative is monitored and evaluated based on its effective interest payment rate, options exercisable by the creditor (early withdrawal, right to call, etc.), and collateral requirements. The interest payment rate is a function of market influences that are specific to the nuances and market competitiveness/breadth of each funding source. Generally, early withdrawal options are available to our retail CDs customers but not to holders of brokered CDs; issuer call options are not provided on our advances from the FHLB of Cincinnati; and we are not subject to early termination options with respect to our interest rate exchange contracts. Additionally, collateral pledges are not provided with respect to our retail CDs or our brokered CDs; but are required for our advances from the FHLB of Cincinnati as well as for our interest rate exchange contracts.
During the six months ended March 31, 2016, the composition of our duration-extending funding sources changed as follows: the balance of retail CDs increased $18.7 million while the balance of brokered CDs increased $20.1 million. Additionally during the six months ended March 31, 2016, we added $40.0 million of new, longer-term advances from the FHLB of Cincinnati; and we added $150.0 million of new, shorter-term advances from the FHLB of Cincinnati that were matched/correlated to interest rate exchange contracts that extended the effective durations of those shorter-term advances to at least five years. These funding source modifications facilitated asset growth of $97.7 million and funded stock repurchases of $67.0 million and stock dividends of $11.4 million.
Other Interest Rate Risk Management Tools
In years prior to fiscal 2010, in addition to maintaining the levels of regulatory capital required to be well capitalized, we also managed interest rate risk by actively selling long-term, fixed-rate mortgage loans in the secondary market, a strategy pursuant to which we were able to modulate the amount of long-term, fixed-rate loans held in our portfolio. At March 31, 2016, we serviced $2.11 billion of loans for others. Also prior to fiscal 2010, we actively marketed home equity lines of credit which carried an adjustable rate of interest indexed to the prime rate and provide interest rate sensitivity to that portion of our assets. In light of the economic and regulatory environments that existed between 2010 and 2012, neither of these strategies were utilized during that period in managing our interest rate risk exposure.
Beginning in March 2012, the Association offered redesigned home equity lines of credit subject to certain property and credit performance conditions. Through these redesigned products, we have begun the process of re-establishing home equity line of credit lending as a meaningful strategy used to manage our interest rate risk profile. At March 31, 2016, home equity lines of credit totaled $1.39 billion. Our home equity lending is discussed in the Allowance for Loan Losses section of the Critical Accounting Policies that follows this Overview.
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
Monitoring and Limiting Our Credit Risk. While, historically, we had been successful in limiting our credit risk exposure by generally imposing high credit standards with respect to lending, the confluence of unfavorable regional and macro-economic events that culminated in the 2008 housing market collapse and financial crisis, coupled with our pre-2010 expanded participation in the second lien mortgage lending markets, significantly refocused our attention with respect to credit risk. In response to the evolving economic landscape, we continuously revise and update our quarterly analysis and evaluation procedures, as needed, for each category of our lending with the objective of identifying and recognizing all appropriate credit impairments. At March 31, 2016, 91% of our assets consisted of residential real estate loans (both “held for sale” and “held for investment”) and home equity loans and lines of credit, which were originated predominantly to borrowers in Ohio and Florida. Our analytic procedures and evaluations include specific reviews of all home equity loans and lines of credit that become 90 or more days past due, as well as specific reviews of all first mortgage loans that become 180 or more days past due. We transfer performing home equity lines of credit subordinate to first mortgages delinquent greater than 90 days to non-accrual status. We also charge-off performing loans to collateral value and classify those loans as non-accrual within 60 days of notification of all borrowers filing Chapter 7 bankruptcy, that have not reaffirmed or been dismissed, regardless of how long the loans have been performing. Loans where at least one borrower has been discharged of their obligation in Chapter 7 bankruptcy, are classified as TDRs. At March 31, 2016, $44.7 million of loans in Chapter 7 bankruptcy status were included in total TDRs. At March 31, 2016, the recorded investment in non-accrual status loans included $42.4 million of performing loans in Chapter 7 bankruptcy status, of which $41.2 million were also reported as TDRs.

In response to the unfavorable regional and macro-economic environment that arose beginning in 2008, and in an effort to limit our credit risk exposure and improve the credit performance of new customers, we tightened our credit eligibility criteria in evaluating a borrower’s ability to successfully fulfill his or her repayment obligation and we revised the design of many of our loan products to require higher borrower down-payments, limited the products available for condominiums, eliminated certain product features (such as interest-only adjustable-rate loans and loans above certain LTV ratios), and we previously suspended home equity lending products with the exception of bridge loans between June 2010 and March 2012. The delinquency level related to loan originations prior to 2009, compared to originations in 2009 and after, reflect the higher credit standards to which we have subjected all new originations. As of March 31, 2016, loans originated prior to 2009 had a balance of $2.33 billion, of which $48.3 million, or 2.1%, were delinquent, while loans originated in 2009 and after had a balance of $9.03 billion, of which $7.3 million, or 0.1%, were delinquent.
One aspect of our credit risk concern relates to high concentrations of our loans that are secured by residential real estate in specific states, such as Ohio and Florida, particularly in light of the difficulties that arose in connection with the 2008 housing crisis with respect to the real estate markets in those two states. At March 31, 2016, approximately 60.8% and 16.8% of the combined total of our residential Core and construction loans held for investment were secured by properties in Ohio and Florida, respectively. Our 30 or more days delinquency ratios on those loans in both Ohio and Florida at March 31, 2016 was 0.4%. Our 30 or more days delinquency ratio for the Core portfolio as a whole was 0.3% at March 31, 2016. Also, at March 31, 2016, approximately 39.3% and 25.1% of our home equity loans and lines of credit were secured by properties in Ohio and Florida, respectively. Our 30 days or more delinquency ratios on those loans in Ohio and Florida at March 31, 2016 was 0.9% and 1.0%, respectively. Our 30 or more days delinquency ratio for the home equity loans and lines of credit portfolio as a whole at March 31, 2016 was 0.8%. While we focus our attention on, and are concerned with respect to the resolution of all loan delinquencies, our highest concern relates to loans that are secured by properties in Florida. The "Loan Portfolio Composition" portion of this Overview section and the “Allowance for Loan Losses” portion of the Critical Accounting Policies section that immediately follows this Overview, provides extensive details regarding our loan portfolio composition, delinquency statistics, our methodology in evaluating our loan loss provisions and the adequacy of our allowance for loan losses. In an effort to moderate the concentration of our credit risk exposure in individual states, particularly Ohio and Florida, we have utilized direct mail marketing, our internet site and our customer service call center to extend our lending activities to other attractive geographic locations. Currently, in addition to Ohio and Florida, we are actively lending in 19 other states and the District of Columbia, and as a result of that activity, the concentration ratios of the combined total of our residential, Core and construction loans held for investment for Ohio and Florida, as disclosed earlier in this paragraph, have trended downward from their September 30, 2010 levels when the concentrations were 79.1% in Ohio and 19.0% in Florida. Of the total mortgage and equity loan originations for the six months ended March 31, 2016, 36.1% are secured by properties in states other than Ohio or Florida. Although somewhat dissipating during the last two years, the lingering effects of the adverse economic conditions and market for real estate in Ohio and Florida that arose in connection with the financial crisis of 2008, continue to unfavorably impact the ability of borrowers in those areas to repay their loans.
Our residential Home Today loans are another area of credit risk concern. Although the principal balance in these loans totaled $128.4 million at March 31, 2016, and constituted only 1.1% of our total “held for investment” loan portfolio balance, these loans comprised 24.1% and 24.6% of our 90 days or greater delinquencies and our total delinquencies, respectively, at that date. At March 31, 2016, approximately 95.3% and 4.5% of our residential, Home Today loans were secured by properties in Ohio and Florida, respectively. At March 31, 2016, the percentages of those loans delinquent 30 days or more in Ohio and Florida were 10.7% and 11.6%, respectively. The disparity between the portfolio composition ratio and delinquency composition ratio reflects the nature of the Home Today loans. We do not offer, and have not offered, loan products frequently considered to be designed to target sub-prime borrowers containing features such as higher fees or higher rates, negative amortization, or low initial payment features with adjustable interest rates. Our Home Today loans, the majority of which were entered into with borrowers that had credit profiles that would not have otherwise qualified for our loan products due to deficient credit scores, generally contained the same features as loans offered to our Core borrowers. The overriding objective of our Home Today lending, just as it is with our Core lending, was to create successful homeowners. We have attempted to manage our Home Today credit risk by requiring that borrowers attend pre- and post-borrowing financial management education and counseling and that the borrowers be referred to us by a sponsoring organization with which we have partnered. Further, to manage the credit aspect of these loans, inasmuch as the majority of these buyers do not have sufficient funds for required down payments, many loans include private mortgage insurance. At March 31, 2016, 29.5% of Home Today loans included private mortgage insurance coverage. From a peak recorded investment of $306.6 million at December 31, 2007, the total recorded investment of the Home Today portfolio has declined to $126.7 million at March 31, 2016. This trend generally reflects the evolving conditions in the mortgage real estate market and the tightening of standards imposed by issuers of private mortgage insurance. As part of our effort to manage credit risk, effective March 27, 2009, the Home Today underwriting guidelines were revised to be substantially the same as our traditional mortgage product. At March 31, 2016, the recorded investment in Home Today loans originated subsequent to March 27, 2009 was $2.8 million. Although we are actively pursuing multiple new initiatives to identify and engage potential Home Today borrowers we expect, that at least for the near term, the Home Today portfolio will continue to decline in balance due to contractual amortization exceeding originations.
Maintaining Access to Adequate Liquidity and Diverse Funding Sources. For most insured depositories, customer and community confidence are critical to their ability to maintain access to adequate liquidity and to conduct business in an orderly fashion. The Company believes that a well capitalized institution is one of the most important factors in nurturing customer and community confidence. Accordingly, we have managed the pace of our growth in a manner that reflects our emphasis on high capital levels. At March 31, 2016, the Association’s ratio of Tier 1 (leverage) capital to net average assets (a basic industry measure that deems 5.00% or above to represent a “well capitalized” status) was 11.67%. The Association's current Tier 1 (leverage) capital ratio is lower than its ratio at September 30, 2015, which was 12.78%, due primarily to:

•
A $60 million cash dividend payment that the Association made to the Company, its sole shareholder, in December 2015 that reduced the Association's Tier 1 (leverage) capital ratio by an estimated 49 basis points. Because of its intercompany nature, this dividend payment did not impact the Company's consolidated capital ratios.

•
A $150 million special cash dividend payment that the Association made to the Company pursuant to the non-objection, dated February 24, 2015, that the Company received from its regulators. This amount was equal to the voluntary contribution of capital that the Company made to the Association in October 2010. This special dividend was paid during the quarter ended December 31, 2015, and reduced the Association's Tier 1 (leverage) capital ratio by an estimated 1.22%. Because of its intercompany nature, this special dividend payment did not impact on the Company's capital ratios.

We expect to continue to remain a well capitalized institution.
In managing its level of liquidity, the Company monitors available funding sources, which include attracting new deposits (including brokered CDs), borrowings from others, the conversion of assets to cash and the generation of funds through profitable operations. The Company has traditionally relied on retail deposits as its primary means in meeting its funding needs. At March 31, 2016, deposits totaled $8.32 billion (including $539.9 million of brokered CDs), while borrowings totaled $2.28 billion and borrowers’ advances and servicing escrows totaled $127.4 million, combined. In evaluating funding sources, we consider many factors, including cost, duration, current availability, expected sustainability, impact on operations and capital levels.
To attract deposits, we offer our customers attractive rates of return on our deposit products. Our deposit products typically offer rates that are highly competitive with the rates on similar products offered by other financial institutions. We intend to continue this practice, subject to market conditions.
We preserve the availability of alternative funding sources through various mechanisms. First, by maintaining high capital levels, we retain the flexibility to increase our balance sheet size without jeopardizing our capital adequacy. Effectively, this permits us to increase the rates that we offer on our deposit products thereby attracting more potential customers. Second, we pledge available real estate mortgage loans and investment securities with the FHLB of Cincinnati and the FRB-Cleveland. At March 31, 2016, these collateral pledge support arrangements provided the Association with the ability to immediately borrow an additional $529.8 million from the FHLB of Cincinnati and $104.7 million from the FRB-Cleveland Discount Window. From the perspective of collateral value securing FHLB of Cincinnati advances, our capacity limit for additional borrowings beyond the immediately available limits at March 31, 2016 was $5.12 billion, subject to satisfaction of the FHLB of Cincinnati common stock ownership requirement. To satisfy the common stock ownership requirement we would need to increase our ownership of FHLB of Cincinnati common stock by an additional $102.3 million. Third, we invest in high quality marketable securities that exhibit limited market price variability, and to the extent that they are not needed as collateral for borrowings, can be sold in the institutional market and converted to cash. At March 31, 2016, our investment securities portfolio totaled $568.9 million. Finally, cash flows from operating activities have been a regular source of funds. During the six months ended March 31, 2016 and 2015, cash flows from operations totaled $39.9 million and $48.4 million, respectively.
Historically, a portion of the residential first mortgage loans that we originated were considered to be highly liquid as they were eligible for delivery/sale to Fannie Mae. However, due to delivery requirement changes imposed by Fannie Mae during and subsequent to the 2008 financial crisis, effective July 1, 2010, that was no longer an available source of liquidity. In response to Fannie Mae's delivery requirement changes, during fiscal 2013 we took the following measures: (1) we completed $276.9 million of non-agency eligible, whole loan sales, all on a servicing retained basis; and (2) we implemented certain loan origination changes required by Fannie Mae which resulted in our November 15, 2013 reinstatement as an approved seller to Fannie Mae. The non-agency sales which included both fixed-rate and Smart Rate loans, demonstrated that, with adequate lead time, the majority of our residential, first mortgage loan portfolio could be available for liquidity management purposes. Also, implementation of the loan origination changes required by Fannie Mae, to which a portion of our loan production will be subjected, elevates the level of liquidity available for those loans. At March 31, 2016, $1.3 million of agency eligible, long-

term, fixed-rate first mortgage loans were classified as “held for sale”. During the six months ended March 31, 2016, $7.5 million of agency-compliant HARP II loans and $59.1 million of long-term, fixed-rate, agency-compliant, non-HARP II first mortgage loans were sold to Fannie Mae. In addition to the loan sales to FNMA, during the six months ended March 31, 2016, $26.4 million of long-term, fixed-rate loans were sold to the FHLB, under their Mortgage Purchase Program.
Overall, while customer and community confidence can never be assured, the Company believes that its liquidity is adequate and that it has access to adequate alternative funding sources.
Monitoring and Controlling Operating Expenses. We continue to focus on managing operating expenses. Our ratio of non-interest expense to average assets was 1.52% for the six months ended March 31, 2016 and 1.47% for the six months ended March 31, 2015. As of March 31, 2016, our average assets per full-time employee and our average deposits per full-time employee were $12.4 million and $8.3 million, respectively. We believe that each of these measures compares favorably with the averages for our peer group. Our average deposits (exclusive of brokered CDs) held at our branch offices ($204.7 million per branch office as of March 31, 2016) contribute to our expense management efforts by limiting the overhead costs of serving our deposit customers. We will continue our efforts to control operating expenses as we grow our business.

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
Allowance for Loan Losses. We provide for loan losses based on the allowance method. Accordingly, all loan losses are charged to, and all recoveries are credited to, the related allowance. Additions to the allowance for loan losses are provided by charges to income based on various factors which, in our judgment, deserve current recognition in estimating probable losses. We regularly review the loan portfolio and make provisions for loan losses in order to maintain the allowance for loan losses in accordance with U.S. GAAP. Our allowance for loan losses consists of two components:

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
When loan restructurings qualify as TDRs and the loans are performing according to the terms of the restructuring, we record an IVA based on the present value of expected future cash flows, which includes a factor for subsequent potential defaults, discounted at the effective interest rate of the original loan contract. Potential defaults are distinguished from multiple restructurings as borrowers who default are generally not eligible for subsequent restructurings. At March 31, 2016, the balance of such individual valuation allowances was $14.3 million. In instances when loans require more than one restructuring, additional valuation allowances may be required. The new valuation allowance on a loan that has been restructured more than once is calculated based on the present value of the expected cash flows, discounted at the effective interest rate of the original loan contract, considering the new terms of the restructured agreement. Due to the immaterial amount of this exposure to date, we continue to capture this exposure as a component of our qualitative GVA evaluation. The significance of this exposure will be monitored and, if warranted, we will enhance our loan loss methodology to include a new default factor (developed to reflect the estimated impact to the balance of the allowance for loan losses that will occur as a result of subsequent future restructurings) that will be assessed against all loans reviewed collectively. If new default factors are implemented, the qualitative GVA methodology will be adjusted to preclude duplicative loss consideration.
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
Home equity loans and lines of credit generally have higher credit risk than traditional residential mortgage loans. These loans and credit lines are usually in a second lien position and when combined with the first mortgage, result in generally higher overall loan-to-value ratios. In a stressed housing market with high delinquencies and eroded housing prices, as arose beginning in 2008, these higher loan-to-value ratios represent a greater risk of loss to the Company. In general, a borrower with more equity in the property has more of a vested interest in keeping the loan current compared to a borrower with little or no equity in the property. In light of the past weakness in the housing market, the historical level of delinquencies and the current uncertainty with respect to future employment levels and economic prospects, we currently conduct an expanded loan level evaluation of our home equity loans and lines of credit, including bridge loans, which are delinquent 90 days or more. This expanded evaluation is in addition to our traditional evaluation procedures. Our home equity loans and lines of credit portfolio continues to comprise a significant portion of our net charge-offs, although the level of home equity loans and lines of credit charge-offs has receded over the last year from levels previously experienced. At March 31, 2016, we had a recorded investment of $1.58 billion in home equity loans and equity lines of credit outstanding, $6.2 million, or 0.4%, of which were 90 days or more past due.
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

	March 31, 2016			December 31, 2015
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential Core	$18,610	27.3%	84.6%	$20,468	29.6%	84.2%
Residential Home Today	9,761	14.3	1.1	9,852	14.2	1.2
Home equity loans and lines of credit	39,925	58.4	13.8	38,907	56.2	14.1
Construction	11	—	0.5	14	—	0.5
Total allowance	$68,307	100.0%	100.0%	$69,241	100.0%	100.0%

	September 30, 2015			March 31, 2015
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential Core	$22,596	31.6%	83.9%	$28,507	37.0%	83.1%
Residential Home Today	9,997	14.0	1.2	12,578	16.3	1.4
Home equity loans and lines of credit	38,926	54.4	14.4	35,990	46.7	15.1
Construction	35	—	0.5	18	—	0.4
Total allowance	$71,554	100.0%	100.0%	$77,093	100.0%	100.0%

The following table sets forth activity in our allowance for loan losses segregated by geographic location for the periods indicated. The majority of our construction loan portfolio is secured by properties located in Ohio and the balances of other consumer loans are considered immaterial, therefore neither is segregated by geography.

	As of and For the Three Months Ended March 31,		As of and For the Six Months Ended March 31,
	2016	2015	2016	2015
	(Dollars in thousands)
Allowance balance (beginning of the period)	$69,241	$79,762	$71,554	$81,362
Charge-offs:
Real estate loans:
Residential Core
Ohio	958	1,461	1,905	2,421
Florida	305	877	579	1,159
Other	3	578	64	604
Total Residential Core	1,266	2,916	2,548	4,184
Residential Home Today
Ohio	599	607	1,372	1,537
Florida	13	(26)	66	126
Total Residential Home Today	612	581	1,438	1,663
Home equity loans and lines of credit
Ohio	778	1,175	1,563	2,849
Florida	771	1,379	1,436	2,762
California	—	242	57	308
Other	198	328	795	834
Total Home equity loans and lines of credit	1,747	3,124	3,851	6,753
Total charge-offs	3,625	6,621	7,837	12,600
Recoveries:
Real estate loans:
Residential Core	1,430	1,391	2,348	2,020
Residential Home Today	321	262	739	430
Home equity loans and lines of credit	1,940	1,298	3,503	2,711
Construction	—	1	—	170
Total recoveries	3,691	2,952	6,590	5,331
Net recoveries (charge-offs)	66	(3,669)	(1,247)	(7,269)
Provision for loan losses	(1,000)	1,000	(2,000)	3,000
Allowance balance (end of the period)	$68,307	$77,093	$68,307	$77,093
Ratios:
Net charge-offs (annualized) to average loans outstanding	0.00%	0.13%	0.02%	0.13%
Allowance for loan losses to non-accrual loans at end of the period	68.87%	63.04%	68.87%	63.04%
Allowance for loan losses to the total recorded investment in loans at end of the period	0.60%	0.70%	0.60%	0.70%
The net charge-offs of $1.2 million during the six months ended March 31, 2016 decreased from $7.3 million during the six months ended March 31, 2015, as credit quality continued to improve during the current fiscal year.
We continue to evaluate loans becoming delinquent for potential losses and record provisions for our estimate of those losses. We expect a moderate level of charge-offs to continue as delinquent loans are resolved in the future and uncollected balances are charged against the allowance.

During the three months ended March 31, 2016, the total allowance for loan losses decreased $0.9 million, to $68.3 million from $69.2 million at December 31, 2015, as we recorded a negative $1.0 million provision for loan losses. Also during those three months, loan recoveries exceeded charge-offs by $0.1 million. The allowance for loan losses related to loans evaluated collectively decreased by $0.8 million during the three months ended March 31, 2016, and the allowance for loan losses related to loans evaluated individually decreased by approximately $0.2 million. Refer to the "activity in the allowance for loan losses" and "analysis of the allowance for loan losses" tables in Note 4 of the Notes to the Unaudited Interim Consolidated Financial Statements for more information. Other than the less significant construction and other consumer loans segments, changes during the three months ended March 31, 2016 in the balances of the GVAs, excluding changes in IVAs, related to the significant loan segments are described as follows:

•
Residential Core – The recorded investment of this segment of the loan portfolio increased 1.2% or $117.9 million during the quarter, while the total allowance for loan losses for this segment decreased 9.1% or $1.9 million. The portion of this loan segment’s allowance for loan losses that was determined by evaluating groups of loans collectively (i.e. those loans that were not individually evaluated), decreased 18.7%, or $2.0 million, to $8.9 million at March 31, 2016 from $10.9 million at December 31, 2015. The ratio of this portion of the allowance for loan losses to the total balance of loans in this loan segment that were evaluated collectively, decreased to 0.09% at March 31, 2016 from 0.12% at December 31, 2015. Total delinquencies decreased 7.4% to $29.7 million at March 31, 2016 from $32.1 million at December 31, 2015. While loans 90 or more days delinquent decreased 10.6% to $19.6 million at March 31, 2016 from $21.9 million at December 31, 2015, loans 30 to 89 days delinquent decreased by 0.4%. The positive trending in the amount of net charge-offs continued as net charge-offs for the quarter ended March 31, 2016 were less at $0.2 million of net recoveries as compared to $1.5 million of net charge-offs during the quarter ended March 31, 2015. The credit profile of this portfolio segment improved during the quarter due to the addition of high credit quality, residential first mortgage loans. As there continues to be a consistent improving trend in this portfolio, we believe reductions in the allowance are warranted.

•
Residential Home Today – The recorded investment of this segment of the loan portfolio decreased 2.5% or $3.2 million as new originations have effectively stopped since the imposition of more restrictive lending requirements in 2009. The total allowance for loan losses for this segment decreased from $9.9 million at the prior quarter to $9.8 million at March 31, 2016. The portion of this loan segment’s allowance for loan losses that was determined by evaluating groups of loans collectively (i.e. those loans that were not individually evaluated), increased by 3.3% to $5.7 million at March 31, 2016 from $5.5 million at December 31, 2015. Similarly, the ratio of this portion of the allowance to the total balance of loans in this loan segment that were evaluated collectively, increased approximately 0.4% to 7.9% at March 31, 2016 from 7.4% at December 31, 2015. Total delinquencies decreased to $13.7 million at March 31, 2016 from $17.0 million at December 31, 2015. While delinquencies greater than 90 days decreased to $8.2 million from $9.1 million at December 31, 2015, loans 30 to 89 days delinquent also decreased by 30.9%, or $2.5 million. Net charge-offs remained constant at $0.3 million during the quarter ending March 31, 2016 compared to March 31, 2015. The allowance for this portfolio fluctuates based on not only the generally declining portfolio balance, but also on the credit profile trends in this portfolio. This portfolio's allowance decreased this quarter based on the decrease in the Home Today balance yet continued depressed home values remain in this portfolio.

•
Home Equity Loans and Lines of Credit – The recorded investment of this segment of the loan portfolio decreased 1.5% or $24.8 million to $1.58 billion at March 31, 2016 from $1.61 billion at December 31, 2015. The total allowance for loan losses for this segment increased $1.0 million to $39.9 million from $38.9 million at December 31, 2015. During the quarter ended March 31, 2016, the portion of this loan segment's allowance for loan losses that was determined by evaluating groups of loans collectively (i.e. those loans that were not individually evaluated) increased by $1.1 million, or 2.8%, to $39.4 million from $38.3 million at December 31, 2015. The ratio of this portion of the allowance to the total balance of loans in this loan segment that were evaluated collectively increased by 0.1% to 2.5% from 2.4% between December 31, 2015 and March 31, 2016. Total delinquencies for this portfolio segment decreased 3.4% to $12.2 million at March 31, 2016 as compared to $12.6 million at December 31, 2015. Delinquencies greater than 90 days increased 2.9% to $6.2 million at March 31, 2016 from $6.0 million at December 31, 2015, while 30 to 89 day delinquent loans decreased 9.2% to $5.9 million at March 31, 2016 from $6.5 million at the prior quarter end. Net charge-offs for this loan segment during the current quarter were less at $0.2 million of net recoveries as compared to $1.8 million of net charge-offs for the quarter ended March 31, 2015. While there were some improvements in the credit metrics of this portfolio during the quarter, the allowance considers the adverse impact of potential payment increases that will be faced by borrowers as home equity lines of credit near the end of their draw periods, and as a result, the allowance for this loan segment remains elevated.

Loan Portfolio Composition
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

	March 31, 2016		December 31, 2015		September 30, 2015		March 31, 2015
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential Core
Ohio	$5,831,477		$5,878,020		$5,903,051		$5,930,611
Florida	1,624,395		1,624,020		1,621,763		1,582,412
Other	2,164,024		2,002,162		1,938,125		1,615,600
Total Residential Core	9,619,896	84.6%	9,504,202	84.2%	9,462,939	83.9%	9,128,623	83.1%
Residential Home Today
Ohio	122,353		125,456		129,416		138,762
Florida	5,744		5,848		6,050		6,361
Other	276		353		280		304
Total Residential Home Today	128,373	1.1	131,657	1.2	135,746	1.2	145,427	1.4
Home equity loans and lines of credit
Ohio	618,276		629,314		641,321		654,729
Florida	394,169		407,743		421,904		453,234
California	213,075		214,279		216,233		213,794
Other	346,425		345,953		345,781		334,574
Total Home equity loans and lines of credit	1,571,945	13.8	1,597,289	14.1	1,625,239	14.4	1,656,331	15.1
Total Construction	52,883	0.5	55,723	0.5	55,421	0.5	44,949	0.4
Other consumer loans	3,200	—	3,273	—	3,468	—	3,874	—
Total loans receivable	11,376,297	100.0%	11,292,144	100.0%	11,282,813	100.0%	10,979,204	100.0%
Deferred loan expenses, net	14,547		12,020		10,112		4,525
Loans in process	(27,725)		(32,153)		(33,788)		(25,068)
Allowance for loan losses	(68,307)		(69,241)		(71,554)		(77,093)
Total loans receivable, net	$11,294,812		$11,202,770		$11,187,583		$10,881,568

On March 31, 2016, the unpaid principal balance of our home equity loans and lines of credit portfolio consisted of $179.7 million in home equity loans (which included $151.7 million of home equity lines of credit, which are in the amortization period and no longer eligible to be drawn upon, and $2.2 million in bridge loans) and $1.39 billion in home equity lines of credit. The following table sets forth credit exposure, principal balance, percent delinquent 90 days or more, the mean CLTV percent at the time of origination and the current mean CLTV percent of our home equity loans, home equity lines of credit and bridge loan portfolio as of March 31, 2016. Home equity lines of credit in the draw period are reported according to geographic distribution.

	Credit Exposure	Principal Balance	Percent Delinquent 90 Days or More	Mean CLTV Percent at Origination (2)	Current Mean CLTV Percent (3)
	(Dollars in thousands)
Home equity lines of credit in draw period (by state)
Ohio	$1,173,743	$516,070	0.23%	60%	56%
Florida	532,839	353,873	0.50%	61%	63%
California	331,147	203,374	—%	65%	58%
Other (1)	585,268	318,946	0.14%	63%	62%
Total home equity lines of credit in draw period	2,622,997	1,392,263	0.24%	61%	59%
Home equity lines in repayment, home equity loans and bridge loans	179,682	179,682	1.59%	68%	50%
Total	$2,802,679	$1,571,945	0.40%	62%	58%
_________________

(1)	No other individual state has a committed or drawn balance greater than 10% of our total equity lending portfolio nor 5% of total loans.

(2)	Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.

(3)
Current Mean CLTV is based on best available first mortgage and property values as of March 31, 2016. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.

At March 31, 2016, 43.0% of our home equity lending portfolio was either in a first lien position (25.1%), in a subordinate (second) lien position behind a first lien that we held (10.5%) or behind a first lien that was held by a loan that we serviced for others (7.4%). In addition, at March 31, 2016, 16.9% of our home equity line of credit portfolio in the draw period was making only the required minimum payment on their outstanding line balance.

The following table sets forth credit exposure, principal balance, percent delinquent 90 days or more, the mean CLTV percent at the time of origination and the current mean CLTV percent of our home equity loans, home equity lines of credit and bridge loan portfolio as of March 31, 2016. Home equity lines of credit in the draw period are stratified by the calendar year originated:

	Credit Exposure	Principal Balance	Percent Delinquent 90 Days or More	Mean CLTV Percent at Origination (1)	Current Mean CLTV Percent (2)
	(Dollars in thousands)
Home equity lines of credit in draw period
2006 and Prior	$568,219	$308,680	0.37%	60%	58%
2007	308,353	204,631	0.52%	66%	69%
2008	670,595	406,879	0.21%	63%	60%
2009	267,845	127,253	0.23%	55%	54%
2010	22,313	9,506	0.21%	58%	51%
2011 (3)	150	150	—%	39%	16%
2012	23,867	9,306	—%	50%	44%
2013	70,898	32,377	—%	60%	49%
2014	247,023	107,987	—%	60%	54%
2015	347,278	152,862	—%	61%	59%
2016	96,456	32,632	—%	63%	63%
Total home equity lines of credit in draw period	2,622,997	1,392,263	0.24%	61%	59%
Home equity lines in repayment, home equity loans and bridge loans	179,682	179,682	1.59%	68%	50%
Total	$2,802,679	$1,571,945	0.40%	62%	58%
________________

(1)	Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.

(2)
Current Mean CLTV is based on best available first mortgage and property values as of March 31, 2016. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.

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

The following table sets forth, as of March 31, 2016, the principal balance of home equity lines of credit in the draw period segregated by the current combined LTV range and by fiscal year that the draw period expires.

	Current CLTV Category
Home equity lines of credit in draw period (by end of draw fiscal year):	< 80%	80 - 89.9%	90 - 100%	>100%	Unknown (2)	Total
	(Dollars in thousands)
2016 (1)	$51,038	$11,796	$8,533	$15,642	$353	$87,362
2017	126,722	28,143	26,374	29,005	3,498	213,742
2018 (1)	372,709	66,166	30,632	25,777	6,822	502,106
2019 (1)	308,453	26,725	3,867	2,564	5,346	346,955
2020 (1)	178,346	2,788	135	199	2,054	183,522
2021 (1)	46,473	2,067	—	—	112	48,652
Post 2022	9,276	541	—	4	103	9,924
Total	$1,093,017	$138,226	$69,541	$73,191	$18,288	$1,392,263
_________________

(1)
Home equity lines of credit whose draw period ends in fiscal years 2016, 2018, 2019, 2020 and 2021 include $4,190, $16,639, $85,907, $157,186 and $48,622 respectively, of lines where the customer has an amortizing payment during the draw period.

(2)	Market data necessary for stratification is not readily available.
As shown in the origination by year table, which is the second preceding table above, the percent of loans delinquent 90 days or more (seriously delinquent) originated during the years preceding the 2008 financial and housing crisis are higher than for the years following 2008. The years preceding 2008 saw rapidly increasing housing prices, especially in our Florida market. As the housing prices declined along with the general economic downturn and higher levels of unemployment that accompanied the 2008 financial crisis, we see that reflected in delinquencies for those years. Home equity lines of credit originated during those years also saw higher loan amounts, higher permitted loan-to-value ratios, and lower credit scores. Reflective of the general decrease in housing values since 2006 and through the aftermath of the 2008 financial crisis, current mean CLTV percentages remain higher than the mean CLTV percentages at origination.
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

The following table sets forth the breakdown of current mean CLTV percentages for our home equity lines of credit in the draw period as of March 31, 2016.

	Credit Exposure	Principal Balance	Percent of Total Principal Balance	Percent Delinquent 90 Days or More	Mean CLTV Percent at Origination (2)	Current Mean CLTV Percent (3)
	(Dollars in thousands)
Home equity lines of credit in draw period (by current mean CLTV)
< 80%	$2,221,962	$1,093,018	78.5%	0.20%	58%	53%
80 - 89.9%	201,986	138,226	9.9%	0.24%	78%	84%
90 - 100%	84,997	69,541	5.0%	0.62%	81%	94%
> 100%	80,213	73,191	5.3%	0.41%	81%	118%
Unknown (1)	33,839	18,287	1.3%	1.01%	56%	(1)
	$2,622,997	$1,392,263	100.0%	0.24%	61%	59%
_________________

(1)	Market data necessary for stratification is not readily available.

(2)	Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.

(3)
Current Mean CLTV is based on best available first mortgage and property values as of March 31, 2016. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.

Delinquent Loans
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
	(Dollars in thousands)
March 31, 2016
Real estate loans:
Residential Core
Ohio	102	$8,401	173	$13,019	275	$21,420
Florida	5	817	51	5,996	56	6,813
Other	3	942	5	570	8	1,512
Total Residential Core	110	10,160	229	19,585	339	29,745
Residential Home Today
Ohio	107	5,469	211	7,517	318	12,986
Florida	1	—	11	659	12	659
Other	—	—	1	24	1	24
Total Residential Home Today	108	5,469	223	8,200	331	13,669
Home equity loans and lines of credit
Ohio	103	2,726	196	2,857	299	5,583
Florida	27	1,421	134	2,469	161	3,890
California	6	443	11	39	17	482
Other	23	1,339	53	856	76	2,195
Total Home equity loans and lines of credit	159	5,929	394	6,221	553	12,150
Total	377	$21,558	846	$34,006	1,223	$55,564

	Loans Delinquent for				Total
	30-89 Days		90 Days or More
	Number	Amount	Number	Amount	Number	Amount
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
	(Dollars in thousands)
March 31, 2015
Real estate loans:
Residential Core
Ohio	102	$9,026	223	$19,972	325	$28,998
Florida	7	885	96	9,865	103	10,750
Other	—	—	8	1,066	8	1,066
Total Residential Core	109	9,911	327	30,903	436	40,814
Residential Home Today
Ohio	108	6,290	289	11,553	397	17,843
Florida	5	372	13	772	18	1,144
Total Residential Home Today	114	6,704	302	12,325	416	19,029
Home equity loans and lines of credit
Ohio	139	3,969	201	3,614	340	7,583
Florida	49	2,540	160	1,912	209	4,452
California	8	664	16	436	24	1,100
Other	21	762	63	1,654	84	2,416
Total Home equity loans and lines of credit	217	7,935	440	7,616	657	15,551
Total	440	$24,550	1,069	$50,844	1,509	$75,394
Loans delinquent 90 days or more were 0.3% of total net loans at March 31, 2016 and September 30, 2015, and decreased from 0.5% at March 31, 2015. Loans delinquent 30 to 89 days remained at 0.2% of total net loans at March 31, 2016 compared to September 30, 2015 and March 31, 2015. During the last several years, the inability of borrowers to repay their loans has been primarily a result of high unemployment and uncertain economic prospects in our primary lending markets. Although regional employment levels have improved, we believe the breadth and sustainability of the economic recovery has slowed and, accordingly, some borrowers who were current on their loans at March 31, 2016 may experience payment problems in the future. The excess number of housing units available for sale in certain segments of the market today also may limit a borrower’s ability to sell a home he or she can no longer afford. In many Florida areas, although housing values have recovered to a certain extent over the past year, values remain depressed from the state’s market peak which may limit a borrower’s ability to sell a home at a price that equals or exceeds the balance of the outstanding mortgage indebtedness.

Non-Performing Assets and Troubled Debt Restructurings
The following table sets forth the recorded investments and categories of our non-performing assets and TDRs at the dates indicated.

	March 31, 2016	December 31, 2015	September 30, 2015	March 31, 2015
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
Residential Core	$56,775	$59,947	$62,293	$71,180
Residential Home Today	21,218	22,000	22,556	26,455
Home equity loans and lines of credit	21,196	21,016	21,514	24,658
Construction	—	—	427	—
Total non-accrual loans (1)(2)	99,189	102,963	106,790	122,293
Real estate owned	11,339	14,299	17,492	20,278
Total non-performing assets	$110,528	$117,262	$124,282	$142,571
Ratios:
Total non-accrual loans to total loans	0.87%	0.91%	0.95%	1.12%
Total non-accrual loans to total assets	0.80%	0.83%	0.86%	1.01%
Total non-performing assets to total assets	0.89%	0.95%	1.00%	1.18%
TDRs: (not included in non-accrual loans above)
Real estate loans:
Residential Core	$59,110	$59,101	$60,175	$61,099
Residential Home Today	33,982	34,325	35,674	37,404
Home equity loans and lines of credit	13,335	12,468	11,904	9,094
Total	$106,427	$105,894	$107,753	$107,597
_________________

(1)
Totals at March 31, 2016, December 31, 2015, September 30, 2015 and March 31, 2015, include $53.6 million, $54.5 million, $55.5 million and $57.7 million, respectively, in TDRs, which are less than 90 days past due but included with nonaccrual loans for a minimum period of six months from the restructuring date due to their non-accrual status prior to restructuring, because they have been partially charged off, or because all borrowers have been discharged of their obligation through a Chapter 7 bankruptcy.

(2)
Includes $15.0 million, $15.2 million, $15.0 million and $19.0 million in TDRs that are 90 days or more past due at March 31, 2016, December 31, 2015, September 30, 2015 and March 31, 2015, respectively.

The gross interest income that would have been recorded during the six months ended March 31, 2016 and March 31, 2015 on non-accrual loans if they had been accruing during the entire period and TDRs if they had been current and performing in accordance with their original terms during the entire period was $5.8 million and $6.6 million, respectively. The interest income recognized on those loans included in net income for the six months ended March 31, 2016 and March 31, 2015 was $3.3 million and $3.2 million, respectively.
At March 31, 2016, December 31, 2015, September 30, 2015, March 31, 2015, the recorded investment of impaired loans includes accruing TDRs and loans that are returned to accrual status when contractual payments are less than 90 days past due. These loans continue to be individually evaluated for impairment until, at a minimum, contractual payments are less than 30 days past due. Also, the recorded investment of non-accrual loans includes loans that are not included in the recorded investment of impaired loans because they are included in loans collectively evaluated for impairment.

The table below sets forth the recorded investments and categories between non-accrual loans and impaired loans at the dates indicated.

	March 31, 2016	December 31, 2015	September 30, 2015	March 31, 2015
	(Dollars in thousands)
Non-Accrual Loans	$99,189	$102,963	$106,790	$122,293
Accruing TDRs	106,426	105,894	107,753	107,597
Performing Impaired	3,570	3,341	5,276	5,417
Collectively Evaluated	(8,161)	(8,156)	(7,647)	(11,646)
Total Impaired loans	$201,024	$204,042	$212,172	$223,661
In response to the economic challenges facing many borrowers, the Association continues to restructure loans, resulting in $175.0 million of TDRs (accrual and non-accrual) recorded at March 31, 2016. There was a $3.3 million decrease in the recorded investment of TDRs from September 30, 2015 and a $9.3 million decrease in the aggregate balance from March 31, 2015.
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

The following table sets forth the recorded investment in accrual and non-accrual TDRs, by the types of concessions granted, as of March 31, 2016.

	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Restructurings	Bankruptcy	Total
	(In thousands)
Accrual
Residential Core	$12,828	$490	$8,226	$18,880	$11,687	$6,999	$59,110
Residential Home Today	5,447	—	3,960	10,559	12,927	1,089	33,982
Home equity loans and lines of credit	148	3,269	374	5,459	214	3,871	13,335
Total	$18,423	$3,759	$12,560	$34,898	$24,828	$11,959	$106,427
Non-Accrual, Performing
Residential Core	$1,042	$141	$447	$3,193	$8,286	$19,395	$32,504
Residential Home Today	1,047	—	701	1,085	5,119	3,471	11,423
Home equity loans and lines of credit	—	66	100	457	914	8,131	9,668
Total	$2,089	$207	$1,248	$4,735	$14,319	$30,997	$53,595
Non-Accrual, Non-Performing
Residential Core	$596	$240	$658	$587	$1,799	$4,558	$8,438
Residential Home Today	242	7	840	214	3,237	1,435	5,975
Home equity loans and lines of credit	—	28	38	110	—	370	546
Total	$838	$275	$1,536	$911	$5,036	$6,363	$14,959
Total TDRs
Residential Core	$14,466	$871	$9,331	$22,660	$21,772	$30,952	$100,052
Residential Home Today	6,736	7	5,501	11,858	21,283	5,995	51,380
Home equity loans and lines of credit	148	3,363	512	6,026	1,128	12,372	23,549
Total	$21,350	$4,241	$15,344	$40,544	$44,183	$49,319	$174,981
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
Income Taxes. We consider accounting for income taxes a critical accounting policy due to the subjective nature of certain estimates that are involved in the calculation. We use the asset/liability method of accounting for income taxes in which deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. We must assess the realization of the deferred tax asset and, to the extent that we believe that recovery is not likely, a valuation allowance is established. Adjustments to increase or decrease existing valuation allowances, if any, are charged or credited, respectively, to income tax expense. At March 31, 2016, no valuation allowances were outstanding. Even though we have determined a valuation allowance is not required for deferred tax assets at March 31, 2016, there is no guarantee that those assets will be recognizable in the future.
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

Comparison of Financial Condition at March 31, 2016 and September 30, 2015
Total assets increased $97.7 million, or 1%, to $12.47 billion at March 31, 2016 from $12.37 billion at September 30, 2015. This increase was primarily the result of increases in the balances of loans held for investment and, to a lesser extent, cash and cash equivalents, partially offset by a decrease in investment securities.
Investment securities decreased $16.2 million, or 3%, to $568.9 million at March 31, 2016 from $585.1 million at September 30, 2015. Investment securities decreased as $71.8 million in principal paydowns, $1.1 million in net unrealized losses, and $2.7 million of net acquisition premium amortization that occurred in the mortgage-backed securities portfolio exceeded $59.5 million in purchases during the six months ended March 31, 2016. There were no sales of investment securities during the six months ended March 31, 2016.
Loans held for investment, net, increased $107.2 million, or 1%, to $11.29 billion at March 31, 2016 from $11.19 billion at September 30, 2015. Residential mortgage loans increased $149.6 million, or 2%, to $9.75 billion at March 31, 2016. The increase in residential mortgage loans was partially offset by $0.9 million in net charge-offs during the six months ended March 31, 2016. During the six months ended March 31, 2016, $484.7 million of three- and five-year “SmartRate” loans were originated while $517.3 million of 10-, 15-, and 30-year fixed-rate first mortgage loans were originated. These fixed-rate originations were partially offset by paydowns and fixed-rate loan sales. Between September 30, 2015 and March 31, 2016 the total fixed-rate portion of the first mortgage loan portfolio decreased $23.9 million and was comprised of an increase of $79.7 million in the balance of fixed-rate loans with original terms of 10 years or less and offset by a decrease of $103.6 million in the balance of fixed-rate loans with original terms greater than 10 years. During the six months ended March 31, 2016, we completed $93.0 million in loan sales, which included $7.5 million of agency-compliant HARP II loans and $59.1 million of long-term, fixed-rate, agency-compliant, non-HARP II first mortgage loans to FNMA, and $26.4 million of long-term fixed-rate loans to the FHLB of Cincinnati. The volume of long-term, fixed-rate first mortgage loan sales since June 30, 2010 reflects the impact of changes imposed by Fannie Mae, the Association’s primary loan investor, related to requirements for loans that it accepts, as well as the strategy of originating adjustable-rate loans and fixed-rate loans with original terms of 10 years or less with the expectation that such loans would be carried as held for investment loans on our balance sheet. Refer to the Controlling Our Interest Rate Risk Exposure section of the Overview for additional discussion regarding loan sales to Fannie Mae and our management of interest rate risk.
Partially offsetting the increase in residential mortgage loans was a $53.3 million decrease in the balance of home equity loans and lines of credit during the current period as repayments exceeded new originations and additional draws on existing accounts. Between June 28, 2010 and March 20, 2012, we suspended the acceptance of new home equity loan and line of credit applications with the exception of bridge loans. Beginning in March, 2012, we offered redesigned home equity lines of credit, subject to certain property and credit performance conditions. At March 31, 2016, the recorded investment related to home equity lines of credit originated subsequent to March 20, 2012, totaled $342.9 million. At March 31, 2016, pending commitments to extend new home equity lines of credit totaled $42.0 million. Refer to the Controlling Our Interest Rate Risk Exposure section of the Overview for additional information.
The total allowance for loan losses decreased $3.3 million, or 5%, to $68.3 million at March 31, 2016 from $71.6 million at September 30, 2015, primarily reflecting improved credit metrics, including reduced net charge-offs and lower loan delinquencies. Refer to Note 4. Loans and Allowance for Loan Losses for additional discussion.
Deposits increased $32.0 million, or less than one percent, to $8.32 billion at March 31, 2016 from $8.29 billion at September 30, 2015. The increase in deposits resulted primarily from a $38.8 million increase in CDs combined with a $15.9 million increase in our negotiable order of withdrawal accounts (primarily high-yield checking accounts), partially offset by a $22.0 million decrease in high-yield savings accounts (a subcategory of savings accounts). The increase in CDs is attributed to a $20.1 million increase in brokered CDs acquired in the current period combined with a $18.7 million net increase in our traditional CDs. We believe that our high-yield savings accounts as well as our high-yield checking accounts provide a stable source of funds. In addition, our high-yield savings accounts are expected to reprice in a manner similar to our home equity lending products, and, therefore, assist us in managing interest rate risk. The balance of brokered CDs at March 31, 2016 was $539.9 million.
Borrowed funds, all from the FHLB of Cincinnati, increased $114.7 million, or 5%, to $2.28 billion at March 31, 2016 from $2.17 billion at September 30, 2015. This increase reflects an additional $178.7 million of new, mainly four- to five-year term advances partially offset by a $63.0 million decrease of lower overnight advances and other principal repayments, as a combination of loan growth and share repurchases led to increased cash demands. Included in the longer term advances is $150 million of new 90 day advances that have an effective duration of four to seven years as a result of interest rate swap contracts. In addition, to reduce future interest costs, another $100 million of existing advances with remaining terms of approximately four and five years, were prepaid during the three months ended March 31, 2016 and replaced with new four- and five-year interest rate swap arrangements. Prepayment penalties related to the $100 million of restructuring will be recognized in interest expense over the remaining term of the swap contracts. Interest rate swaps were used during the six month period to extend the duration of short-term borrowings to approximately five years by paying a fixed rate of interest and receiving the variable rate. Refer to the Extending the Duration of Funding Sources section of the Overview for additional discussion regarding short-term borrowings and interest-rate swaps.
Total shareholders’ equity decreased $39.0 million, or 2%, to $1.69 billion at March 31, 2016 from $1.73 billion at September 30, 2015. This net decrease primarily reflected the effect of $67.0 million of repurchases of outstanding common stock and $11.4 million of dividend payments, which were partially offset by $37.1 million of net income and the positive impact related to awards under the stock-based compensation plan and the allocation of shares held by the ESOP. Refer to Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for additional details regarding the repurchase of shares of common stock. As a result of an August 5, 2015 mutual member vote, Third Federal Savings, MHC, the mutual holding company that owns 79% of the outstanding stock of the Company, waived the receipt of its share of the dividends paid.

Comparison of Operating Results for the Three Months Ended March 31, 2016 and 2015
Average balances and yields. The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effects thereof were not material. Average balances are derived from daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense.

	Three Months Ended			Three Months Ended
	March 31, 2016			March 31, 2015
	Average Balance	Interest Income/ Expense	Yield/ Cost (2)	Average Balance	Interest Income/ Expense	Yield/ Cost (2)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash equivalents	$119,337	$145	0.49%	$1,071,959	$630	0.24%
Investment securities	—	—	—%	2,017	6	1.19%
Mortgage-backed securities	572,583	2,562	1.79%	577,978	2,542	1.76%
Loans (1)	11,296,863	93,737	3.32%	10,898,330	92,040	3.38%
Federal Home Loan Bank stock	69,470	701	4.04%	67,936	429	2.53%
Total interest-earning assets	12,058,253	97,145	3.22%	12,618,220	95,647	3.03%
Noninterest-earning assets	333,593			320,737
Total assets	$12,391,846			$12,938,957
Interest-bearing liabilities:
NOW accounts	$988,749	335	0.14%	$991,600	339	0.14%
Savings accounts	1,591,385	729	0.18%	1,641,450	756	0.18%
Certificates of deposit	5,702,195	21,287	1.49%	5,835,997	22,327	1.53%
Borrowed funds	2,235,483	7,035	1.26%	2,497,977	4,803	0.77%
Total interest-bearing liabilities	10,517,812	29,386	1.12%	10,967,024	28,225	1.03%
Noninterest-bearing liabilities	168,524			160,900
Total liabilities	10,686,336			11,127,924
Shareholders’ equity	1,705,510			1,811,033
Total liabilities and shareholders’ equity	$12,391,846			$12,938,957
Net interest income		$67,759			$67,422
Interest rate spread (2)(3)(4)			2.10%			2.00%
Net interest-earning assets (5)	$1,540,441			$1,651,196
Net interest margin (2)(6)		2.25%			2.14%
Average interest-earning assets to average interest-bearing liabilities	114.65%			115.06%
Selected performance ratios (4):
Return on average assets (2)		0.62%			0.48%
Return on average equity (2)		4.52%			3.46%
Average equity to average assets		13.76%			14.00%
_________________

(1)	Loans include both mortgage loans held for sale and loans held for investment.

(2)	Annualized.

(3)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(4)	These performance ratios in fiscal 2015 are impacted by the intra-quarter strategy to increase net income as described earlier in this Item 2.

(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(6)	Net interest margin represents net interest income divided by total interest-earning assets.

General. Net income increased $3.6 million, or 23%, to $19.3 million for the quarter ended March 31, 2016 from $15.7 million for the quarter ended March 31, 2015. The increase in net income was attributable primarily to a decrease in other non-interest expenses, a decrease in the provision for loan losses combined with an increase in the gain on sale of loans and net interest income.

Interest and Dividend Income. Interest and dividend income increased $1.5 million, or 2% to $97.1 million during the current quarter compared to $95.6 million during the same quarter in the prior year. The increase in interest and dividend income resulted primarily from an increase in interest income from loans.
Interest income on loans increased $1.7 million, or 2%, to $93.7 million during the current quarter compared to $92.0 million during the same quarter in the prior year. This change was attributed to a $398.5 million, or a 4%, increase in the average balance of loans to $11.30 billion for the quarter ended March 31, 2016 compared to $10.90 billion during the same quarter last year as new loan production exceeded repayments and loan sales. Partially offsetting the impact from the increase in the average balance was a six basis point decrease in the average yield on loans to 3.32% for the current quarter from 3.38% for the same quarter last year as historically low interest rates have kept the level of refinance activity relatively high resulting in new originations at lower rates compared to the rest of our portfolio. Additionally, our “SmartRate” adjustable-rate first mortgage loan originations and our 10-year fixed-rate mortgage loan originations for the quarter ended March 31, 2016, were originated at interest rates below rates offered on our longer-term, fixed-rate products and contributed to the lower average yield.
Interest income on interest-earning cash equivalents decreased $0.5 million, or 83%, to $0.1 million during the current quarter compared to $0.6 million during the quarter ended March 31, 2015. The decrease can be attributed to utilizing a strategy during the three months ended March 31, 2015 to increase income. The strategy involved borrowing, on an overnight basis, approximately $1.00 billion of additional funds from the FHLB at the beginning of a particular quarter and repaying it prior to the end of that quarter. The proceeds of the borrowings, net of the required investment in FHLB stock, were deposited at the Federal Reserve. Because of increases in the interest rates charged by the FHLB, the strategy was not utilized during the current quarter. However, depending upon market rates, this strategy remains an option in the future. Dividend income on FHLB stock increased slightly during the three-month period from the the same three-month period of the prior year. This is due primarily from the additional required investment in FHLB stock needed to increase borrowings associated with the strategy. Although the strategy's borrowings component was not utilized during the quarter ended March 31, 2016, the FHLB stock component remained in place and the receipt of increased FHLB stock dividends continued.
Interest Expense. Interest expense increased $1.2 million, or 4%, to $29.4 million during the current quarter compared to $28.2 million during the quarter ended March 31, 2015. The increase resulted primarily from an increase in interest expense on borrowed funds partially offset by a decrease in interest expense on CDs.
Interest expense on borrowed funds increased $2.2 million, or 46%, to $7.0 million during the current quarter compared to $4.8 million during the quarter ended March 31, 2015. The change was mainly attributable to a 49 basis point increase in the average rate we paid on borrowed funds to 1.26% for the current quarter from 0.77% for the same quarter last year partially offset by a decrease in the average balance of borrowed funds to $2.24 billion during the current quarter from an average balance of $2.50 billion during the same quarter of the prior year. The net decrease in the average balance was attributed to utilizing the strategy to increase income in the quarter ended March 31, 2015 discussed earlier. The strategy was not utilized in the current quarter. Partially offsetting the decrease in the average balance resulting from discontinuing this strategy was an increase in FHLB of Cincinnati borrowings as part of our efforts to lengthen the duration of our interest bearing funding sources. Refer to the Extending the Duration of Funding Sources section of the Overview and Comparison of Financial Condition for further discussion.
Interest expense on CDs decreased $1.0 million, or 4%, to $21.3 million during the current quarter compared to $22.3 million during the quarter ended March 31, 2015. The decrease was attributed to a four basis point decrease in the average rate we paid on CDs to 1.49% for the current quarter from 1.53% for the same quarter last year combined with a $133.8 million, or 2%, decrease in the average balance of CDs to $5.70 billion during the current three months from $5.84 billion during the same three months of the prior year. Rates were adjusted on deposits in response to changes in general market rates as well as to changes in the rates paid by our competition on short-term CDs. Additionally, to optimally manage our funding costs during the current three-month period, many maturing, higher rate CDs that were not renewed were replaced with longer-term brokered CDs or lower rate borrowed funds.
Net Interest Income. Net interest income increased $0.4 million, or 1%, to $67.8 million during the current quarter from $67.4 million during the quarter ended March 31, 2015. Our average interest earning assets during the current quarter decreased $560.0 million or 4% when compared to the quarter ended March 31, 2015. The decrease in average interest earning assets was attributed primarily to the use of the strategy, discussed earlier, in the quarter ended March 31, 2015, which was not utilized in the current quarter, and investment portfolio, partially offset by the growth of our loan portfolios. Our interest rate spread increased 10 basis points to 2.10% compared to 2.00% during the same quarter last year. Our net interest margin increased 11 basis points to 2.25% in the current quarter compared to 2.14% the same quarter last year. As discussed earlier, this essentially risk-free net income strategy was not utilized during the quarter ended March 31, 2016.
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
Based on our evaluation of the above factors, we recorded a negative provision for loan losses of $1.0 million during the quarter ended March 31, 2016 and recorded a provision of $1.0 million during the quarter ended March 31, 2015. The current negative provision for loan loss reflected reduced levels of loan delinquencies and charge-offs and increased levels of recoveries of previously charged-off loans, but we continue our awareness of the relative values of residential properties in comparison to their cyclical peaks as well as the uncertainty that persists in the current economic environment, which continues to challenge many of our loan customers. As delinquencies in the portfolio have been resolved through pay-off, short sale or foreclosure, or management determines the collateral is not sufficient to satisfy the loan, uncollected balances have been charged against the allowance for loan losses previously provided. In the current quarter we recorded a net recovery of $0.1 million. The loan loss provision of $1.0 million recorded for the quarter ended March 31, 2015 was exceeded by net charge-offs of $3.7 million. Loan loss provisions are recorded with the objective of aligning our overall allowance for loan losses with our current estimates of loss in the portfolio. The allowance for loan losses was $68.3 million, or 0.60% of total recorded investment in loans receivable, at March 31, 2016, compared to $77.1 million or 0.70% of total recorded investment in loans receivable at March 31, 2015. Balances of recorded investments are net of deferred fees or expenses and any applicable loans-in-process.
The total recorded investment in non-accrual loans decreased $3.8 million during the quarter ended March 31, 2016. Since March 31, 2015, the total recorded investment in non-accrual loans decreased $23.1 million. The recorded investment in non-accrual loans in our residential, Core portfolio decreased $3.2 million, or 5% during the current quarter, to $56.8 million at March 31, 2016, and decreased $14.4 million, or 20% since March 31, 2015. At March 31, 2016, the recorded investment in our Core portfolio was $9.63 billion, compared to $9.51 billion at December 31, 2015 and $9.13 billion at March 31, 2015. During the current quarter, the Core portfolio net recoveries were $0.2 million, as compared to net charge-offs of $0.4 million during the quarter ended December 31, 2015 and $1.5 million during the quarter ended March 31, 2015.
The recorded investment in non-accrual loans in our residential, Home Today portfolio decreased $0.8 million, or 4% during the current quarter, to $21.2 million at March 31, 2016, and decreased $5.2 million, or 20% since March 31, 2015. At March 31, 2016, the recorded investment in our Home Today portfolio was $126.7 million, compared to $130.0 million at December 31, 2015 and $143.4 million at March 31, 2015. During the current quarter, Home Today net charge-offs were $0.3 million as compared to net charge-offs of $0.4 million during the quarter ended December 31, 2015 and $0.3 million during the quarter ended March 31, 2015.
The recorded investment in non-accrual home equity loans and lines of credit increased $0.2 million, or 1%, during the current quarter, to $21.2 million at March 31, 2016, and decreased $3.5 million, or 14% since March 31, 2015. The recorded investment in our home equity loans and lines of credit portfolio at March 31, 2016, was $1.58 billion, compared to $1.61 billion at December 31, 2015 and $1.66 billion at March 31, 2015. During the current quarter, home equity loans and lines of credit portfolio had net recoveries of $0.2 million, as compared to net charge-offs of $0.5 million during the quarter ended December 31, 2015 and $1.8 million during the quarter ended March 31, 2015. We believe that non-performing home equity loans and lines of credit, on a relative basis, represent a higher level of credit risk than Residential Core loans as these home equity loans and lines of credit generally hold subordinated positions.
Non-Interest Income. Non-interest income increased $0.8 million, or 14%, to $6.7 million during the current quarter compared to $5.9 million during the quarter ended March 31, 2015, as a result of an increase in net gain on the sale of loans and BOLI during the current quarter partially offset by a decrease in loan fees and service charges. The increase in the net gain on sales of loans primarily reflected a higher volume of loan sales in the current quarter, $65.2 million, as compared to $32.1 million during the quarter ended March 31, 2015.
Non-Interest Expense. Non-interest expense decreased $2.5 million, or 5%, to $46.3 million during the current quarter compared to $48.8 million during the quarter ended March 31, 2015. This decrease resulted primarily from lower marketing expenses, real estate owned expense and legal expenses partially offset by higher salaries and employee benefits. The $1.4 million decrease in marketing expenditures was attributed to the timing of media campaigns supporting our lending activities. The $0.9 million decrease in real estate owned expenses (which includes associated legal and maintenance expenses as well as gains (losses) on the disposal of properties) was driven in part by the decrease in real estate owned assets since September 30, 2015. Additionally, there was a $0.7 million decrease in legal expenses included in other operating expenses. These expenses were partially offset by an increase in salaries and employee benefits resulting from normal compensation increases, health insurance and the effect of the Company's higher stock price on equity-based compensation and benefit plans.
Income Tax Expense. The provision for income taxes was $9.8 million during the current quarter compared to $7.8 million during the quarter ended March 31, 2015. The provision for the current quarter included $9.6 million of federal income tax provision and $276 thousand of state income tax provision. The provision for the quarter ended March 31, 2015 included $7.7 million of federal income tax provision and $133 thousand of state income tax provision. Our effective federal tax rate was 33.2% during the current quarter and 32.9% during the quarter ended March 31, 2015. Our provision for income taxes in the current quarter aligns our year-to-date provision with our expectations for the full fiscal year. Our expected effective income tax rate for this fiscal year is below the federal statutory rate because of our ownership of bank-owned life insurance.

Comparison of Operating Results for the Six Months Ended March 31, 2016 and 2015
Average balances and yields. The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effects thereof were not material. Average balances are derived from daily average balances. Non-accrual loans were included in the computation of loan average balances, and have been reflected in the table as carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense.

	Six Months Ended			Six Months Ended
	March 31, 2016			March 31, 2015
	Average Balance	Interest Income/ Expense	Yield/ Cost (2)	Average Balance	Interest Income/ Expense	Yield/ Cost (2)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash equivalents	$120,672	$231	0.38%	$1,116,561	$1,369	0.25%
Investment securities	324	2	1.23%	2,020	12	1.19%
Mortgage-backed securities	577,344	5,031	1.74%	573,168	5,091	1.78%
Loans (1)	11,265,936	186,911	3.32%	10,831,655	183,875	3.40%
Federal Home Loan Bank stock	69,470	1,401	4.03%	65,250	1,036	3.18%
Total interest-earning assets	12,033,746	193,576	3.22%	12,588,654	191,383	3.04%
Noninterest-earning assets	330,029			316,740
Total assets	$12,363,775			$12,905,394
Interest-bearing liabilities:
NOW accounts	$991,120	675	0.14%	$990,791	691	0.14%
Savings accounts	1,596,748	1,473	0.18%	1,647,040	1,546	0.19%
Certificates of deposit	5,689,144	42,642	1.50%	5,883,369	45,661	1.55%
Borrowed funds	2,179,389	13,386	1.23%	2,377,009	8,927	0.75%
Total interest-bearing liabilities	10,456,401	58,176	1.11%	10,898,209	56,825	1.04%
Noninterest-bearing liabilities	189,854			183,116
Total liabilities	10,646,255			11,081,325
Shareholders’ equity	1,717,520			1,824,069
Total liabilities and shareholders’ equity	$12,363,775			$12,905,394
Net interest income		$135,400			$134,558
Interest rate spread (2)(3)(4)			2.11%			2.00%
Net interest-earning assets (5)	$1,577,345			$1,690,445
Net interest margin (2)(4)(6)		2.25%			2.14%
Average interest-earning assets to average interest-bearing liabilities	115.08%			115.51%
Selected performance ratios (4):
Return on average assets (2)		0.60%			0.50%
Return on average equity (2)		4.32%			3.54%
Average equity to average assets		13.89%			14.13%
_________________

(1)	Loans include both mortgage loans held for sale and loans held for investment.

(2)	Annualized.

(3)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(4)	These performance ratios in fiscal 2015 are impacted by the intra-quarter strategy to increase net income as described earlier in this Item 2.

(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(6)	Net interest margin represents net interest income divided by total interest-earning assets.

General. Net income increased $4.8 million, or 15% to $37.1 million for the six months ended March 31, 2016 compared to $32.3 million for the six months ended March 31, 2015. The increase in net income was attributable primarily to a decrease in the provision for loan losses, a decrease in marketing and real estate owned expenses, and an increase in net interest income, partially offset by an increase in expenses associated with compensation.
Interest and Dividend Income. Interest and dividend income increased $2.2 million, or 1%, to $193.6 million during the six months ended March 31, 2016 compared to $191.4 million during the same six months in the prior year. The increase in interest and dividend income resulted primarily from an increase in interest income from loans and to a lesser extent, FHLB stock, partially offset by a decrease in income on interest earning cash equivalents.
Interest income on loans increased $3.0 million, or 2%, to $186.9 million for the six months ended March 31, 2016 compared to $183.9 million for the six months ended March 31, 2015. This increase was attributed primarily to a $434.3 million increase in the average balance of loans to $11.27 billion in the current six-month period compared to $10.83 billion during the same six months in the prior year as new loan production exceeded repayments and loan sales. The impact from the increase in the average balance of loans was partially offset by an eight basis point decrease in the average yield on loans to 3.32% for the six months ended March 31, 2016 from 3.40% for the same six months in the prior year as historically low interest rates have kept the level of refinance activity relatively high, resulting in new originations at lower rates compared to the rest of our portfolio. Additionally, both our “Smart Rate” adjustable-rate first mortgage loan and our 10-year, fixed-rate first mortgage loan originations for the six months ended March 31, 2016, were originated at interest rates below rates offered on our traditional 15- and 30-year fixed-rate products and contributed to the lower average yield. There were loan sales of $93.0 million during the six months ended March 31, 2016, compared to loan sales of $56.1 million during the six months ended March 31, 2015.
Interest income on interest-earning cash equivalents decreased $1.2 million, or 86%, to $0.2 million for the six months ended March 31, 2016 compared to $1.4 million during the same six months in the prior year. The decrease in the average balance was attributed to utilizing the strategy to increase income in the six months ended March 31, 2015 discussed in the Comparison of Operating Results for the Three Months Ended March 31, 2016 and 2015 section. The strategy was not utilized in the current six months. Although the strategy's borrowings component was not utilized during the six months ended March 31, 2016, the FHLB stock component remained in place and the receipt of increased FHLB stock dividends continued.
Interest Expense. Interest expense increased $1.4 million, or 2%, to $58.2 million during the current six months compared to $56.8 million during the six months ended March 31, 2015. The increase resulted primarily from an increase in interest expense on borrowed funds partially offset by a decrease in interest expense on CDs.
Interest expense on borrowed funds, all from the FHLB of Cincinnati, increased $4.5 million, or 51%, to $13.4 million during the six months ended March 31, 2016 from $8.9 million during the six months ended March 31, 2015. The increase was attributed to a 48 basis point increase in the average rate paid for these funds, to 1.23%, during the six months ended March 31, 2016 from 0.75% during the six months ended March 31, 2015. Partially offsetting the impact of the increase in rate on borrowed funds was a $197.6 million, or 8%, decrease in the average balance of borrowed funds to $2.18 billion during the current six months from $2.38 billion during the same six months of the prior year. The net decrease in the average balance was attributed to utilizing the strategy to increase income in the six months ended March 31, 2015 discussed earlier. The strategy was not utilized in the current six-month period. Partially offsetting the decrease in the average balance resulting from discontinuing this strategy was an increase in FHLB of Cincinnati borrowings as part of our efforts to lengthen the duration of our interest bearing funding sources. Refer to the Extending the Duration of Funding Sources section of the Overview for further discussion.
Interest expense on CDs decreased $3.1 million, or 7%, to $42.6 million during the six months ended March 31, 2016 compared to $45.7 million during the six months ended March 31, 2015. The decrease was attributed to a five basis point decrease in the average rate we paid on CDs to 1.50% during the current six months from 1.55% during the same six months last year combined with a $194.2 million, or 3%, decrease in the average balance of CDs to $5.69 billion during the current six months from $5.88 billion during the same six months of the prior year. Rates were adjusted on deposits in response to changes in general market rates as well as to changes in the rates paid by our competition on short-term CDs. Additionally, to optimally manage our funding costs during the current six-month period, many maturing, higher rate CDs that were not renewed were replaced with longer-term brokered CDs or lower rate borrowed funds.
Net Interest Income. Net interest income increased $0.8 million, or 1%, to $135.4 million during the six months ended March 31, 2016 from $134.6 million during the six months ended March 31, 2015. Average interest-earning assets decreased during the current six months by $554.9 million, or 4%, when compared to the six months ended March 31, 2015. The decrease in average assets was attributed primarily to the use of the strategy, discussed earlier, in the six months ended March 31, 2015, which was not utilized in the current six-month period, partially offset by the growth of our loan and investments portfolios.

Our interest rate spread increased 11 basis points to 2.11% compared to 2.00% during the same six months last year. Our net interest margin was 2.25% for the current six-month period and 2.14% for the same six months in the prior period. The change in these performance ratios was impacted by the net income strategy utilized in the six months ended March 31, 2015. The strategy, which served to increase net income slightly but also negatively impacted the interest rate spread and net interest margin due to the increase in the average balance of low-yield, interest-earning cash equivalents. As discussed earlier, this essentially risk-free net income strategy was not utilized during the six months ended March 31, 2016.
Provision for Loan Losses. Based on our evaluation of the factors described earlier, we recorded a negative provision for loan losses of $2.0 million during the six months ended March 31, 2016 and a provision of $3.0 million during the six months ended March 31, 2015. The current negative provision for loan loss reflected reduced levels of loan delinquencies and charge-offs and increased levels of recoveries of previously charged-off loans, but we continue our awareness of the relative values of residential properties in comparison to their cyclical peaks as well as the uncertainty that persists in the current economic environment, which continues to challenge many of our loan customers. As delinquencies in the portfolio have been resolved through pay-off, short sale or foreclosure, or management determines the collateral is not sufficient to satisfy the loan, uncollected balances have been charged against the allowance for loan losses previously provided. The level of net charge-offs decreased during the current six months to $1.2 million from $7.3 million during the six months ended March 31, 2015. Net charge-offs combined with the $2.0 million negative provision for loan losses recorded for the current six months resulted in a decrease in the balance of the allowance for loan losses. Net charge-offs of $7.3 million recorded for the six months ended March 31, 2015 exceeded the provision for loan losses of $3.0 million. The allowance for loan losses was $68.3 million, or 0.60% of the total recorded investment in loans receivable, at March 31, 2016, compared to $77.1 million, or 0.70% of the total recorded investment in loans receivable, at March 31, 2015. Balances of recorded investments are net of deferred fees or expenses and any applicable loans-in-process.
The total recorded investment in non-accrual loans decreased $7.6 million during the six-month period ended March 31, 2016 compared to an $13.2 million decrease during the six-month period ended March 31, 2015. The recorded investment in non-accrual loans in our Residential Core portfolio decreased $5.5 million, or 9%, during the current six-month period, to $56.8 million at March 31, 2016, compared to a $8.2 million decrease during the six-month period ended March 31, 2015. At March 31, 2016, the recorded investment in our Residential Core portfolio was $9.63 billion, compared to $9.47 billion at September 30, 2015. During the current six-month period, Residential Core portfolio net charge-offs were $0.2 million, as compared to net charge-offs of $2.2 million during the six months ended March 31, 2015.
The recorded investment in non-accrual loans in our Residential Home Today portfolio decreased $1.3 million, or 6% during the current six-month period, to $21.2 million at March 31, 2016 compared to a $3.5 million decrease during the six-month period ended March 31, 2015. At March 31, 2016, the recorded investment in our Residential Home Today portfolio was $126.7 million, compared to $134.0 million at September 30, 2015. During the current six-month period, Residential Home Today net charge-offs were $0.7 million, as compared to net charge-offs of $1.2 million during the six months ended March 31, 2015.
The recorded investment in non-accrual home equity loans and lines of credit decreased $0.3 million, or 1%, during the current six-month period, to $21.2 million at March 31, 2016 compared to a $1.5 million decrease during the six-month period ended March 31, 2015. The recorded investment in our home equity loans and lines of credit portfolio at March 31, 2016, was $1.58 billion, compared to $1.63 billion at September 30, 2015. During the current six-month period, home equity loans and lines of credit net charge-offs were $0.3 million as compared to net charge-offs of $4.0 million during the six months ended March 31, 2015. We believe that non-performing home equity loans and lines of credit, on a relative basis, represent a higher level of credit risk than Residential Core loans as these home equity loans and lines of credit generally hold subordinated positions.
Non-Interest Income. Non-interest income increased $1.0 million, or 8%, to $12.8 million during the six months ended March 31, 2016 when compared to $11.8 million during the six months ended March 31, 2015, mainly as a result of an increase in net gain on the sale of loans and BOLI during the current six months partially offset by a decrease in loan fees and service charges. The increase in the net gain on sales of loans primarily reflected a higher volume of loan sales in the current six months, $93.0 million, as compared to $56.1 million during the six months ended March 31, 2015.
Non-Interest Expense. Non-interest expense decreased $0.8 million, or 1%, to $94.0 million during the six months ended March 31, 2016 when compared to $94.8 million during the six months ended March 31, 2015. This decrease resulted primarily from lower marketing expenses, real estate owned expense and legal expenses partially offset by higher salaries and employee benefits. The $1.5 million decrease in marketing expenditures can be attributed to the timing of media campaigns supporting our lending activities. The $1.5 million decrease in real estate owned expenses (which includes associated legal and maintenance expenses as well as gains (losses) on the disposal of properties) was driven in part by the decrease in real estate owned assets since September 30, 2015. Additionally, there was a $0.7 million decrease in legal expenses included in other operating expenses. Salaries and employee benefits increased $2.1 million during the current six-month period compared to the six-month period ended March 31, 2015. This increase was primarily due to a $0.9 million increase in compensation costs related to higher health insurance costs, a $0.7 million increase in expenses related to the ESOP, and a $0.6 million increase in associate compensation costs reflecting normal salary and bonus increases.
Income Tax Expense. The provision for income taxes was $19.1 million during the current six months ended March 31, 2016 when compared to $16.3 million during the six months ended March 31, 2015. The provision for the current six-month period included $18.6 million of federal income tax provision and $554 thousand of state income tax provision. The provision for the six months ended March 31, 2015 included $16.1 million of federal income tax provision and $224 thousand of state income tax provision. Our effective federal tax rate was 33.3% during the six months ended March 31, 2016 and 33.2% during the six months ended March 31, 2015. Our provision for income taxes in the current six months is aligned with our expectations for the full fiscal year. Our expected effective income tax rates are below the federal statutory rate because of our ownership of bank-owned life insurance.

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
While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Association’s Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We generally seek to maintain a minimum liquidity ratio of 5% (which we compute as the sum of cash and cash equivalents plus unencumbered investment securities for which ready markets exist, divided by total assets). For the three months ended March 31, 2016, our liquidity ratio averaged 5.5%. We believe that we had sufficient sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2016.
We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities and the objectives of our asset/liability management program. Excess liquid assets are generally invested in interest-earning deposits and short- and intermediate-term securities.
Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2016, cash and cash equivalents totaled $159.3 million, which represented an increase of 3% from September 30, 2015.
Investment securities classified as available-for-sale, which provide additional sources of liquidity, totaled $568.9 million at March 31, 2016.
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

•
in May 2013, the Association adopted the loan origination process changes required by Fannie Mae. These loan origination process changes are applied to a portion of the Association's fixed-rate loan originations. Subsequent to the Association's November 15, 2013 reinstatement as an approved seller by Fannie Mae, the Association is able to securitize and sell those loans that are originated using the Fannie Mae compliant procedures, in the secondary market.

During the six month period ended March 31, 2016, loan sales to Fannie Mae totaled $66.6 million, which included $7.5 million of loans that qualified under Fannie Mae's HARP II initiative. Loans originated under the HARP II initiative are classified as “held for sale” at origination. Loans originated under non-HARP II Fannie Mae compliant procedures are classified as “held for investment” until they are specifically identified for sale.
In addition to the loan sales to FNMA, during the six month period ended March 31, 2016, loan sales to the FHLB of Cincinnati, under their Mortgage Purchase Program, totaled $26.4 million. Loans that qualify under the FHLB Mortgage Purchase Program are classified as “held for investment” until they are specifically identified for sale.
At March 31, 2016, $1.3 million of long-term, fixed-rate residential first mortgage loans were classified as “held for sale”, all of which qualified under Fannie Mae's HARP II initiative. There were no loan sale commitments outstanding at March 31, 2016.
Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows (unaudited) included in the unaudited interim Consolidated Financial Statements.
At March 31, 2016, we had $672.5 million in loan commitments outstanding. In addition to commitments to originate loans, we had $1.23 billion in undisbursed home equity lines of credit to borrowers. CDs due within one year of March 31, 2016, totaled $1.79 billion, or 21.5% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, sales of investment securities, other deposit products, including new CDs, brokered CDs, FHLB advances, borrowings from the FRB-Cleveland Discount Window or other collateralized borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the CDs due on or before March 31, 2017. We believe, however, based on past experience, that a significant portion of such deposits will remain with us. Generally, we have the ability to attract and retain deposits by adjusting the interest rates offered.
Our primary investing activities are originating residential mortgage loans and purchasing investments. During the six months ended March 31, 2016, we originated $1.00 billion of residential mortgage loans, and during the six months ended March 31, 2015, we originated $1.01 billion of residential mortgage loans. We purchased $59.5 million of securities during the six months ended March 31, 2016, and $83.0 million during the six months ended March 31, 2015.
Financing activities consist primarily of changes in deposit accounts, changes in the balances of principal and interest owed on loans serviced for others, FHLB advances and borrowings from the FRB-Cleveland Discount Window. We experienced a net increase in total deposits of $32.0 million during the six months ended March 31, 2016, which reflected the active management of the offered rates on maturing CDs, compared to a net decrease of $153.0 million during the six months ended March 31, 2015. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. The net increase in total deposits during the six months ended March 31, 2016, included a $19.8 million increase in the balance of brokered CDs, to $539.9 million, from $520.1 million at September 30, 2015. During the six months ended March 31, 2015 the balance of brokered CDs increased by $120.4 million. Principal and interest owed on loans serviced for others increased $1.0 million to $50.5 million during the six months ended March 31, 2016 compared to a net increase of $5.7 million to $60.4 million during the six months ended March 31, 2015. During the six months ended March 31, 2016, we increased our advances from the FHLB of Cincinnati by $114.7 million, as we funded new loan originations and actively managed our liquidity ratio. During the six months ended March 31, 2015, our advances from the FHLB of Cincinnati increased by $529.1 million.
Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of Cincinnati and the FRB-Cleveland Discount Window, each of which provides an additional source of funds. Additionally, in evaluating funding alternatives, we may participate in the brokered CDs market. At March 31, 2016 we had $2.28 billion of FHLB of Cincinnati advances and no outstanding borrowings from the FRB-Cleveland Discount Window. Additionally, at March 31, 2016, we had $539.9 million of brokered CDs. During the six months ended March 31, 2016, we had average outstanding advances from the FHLB of Cincinnati of $2.18 billion as compared to average outstanding advances of $2.38 billion during the six months ended March 31, 2015. The decrease in net average balance in the current year reflects the absence of a strategy to increase net income that was used in the prior year and involved additional borrowings from the FHLB of Cincinnati. Because the borrowing portion of that strategy was not effective in the current fiscal period, additional borrowings from the FHLB of Cincinnati were not incurred. Partially offsetting the decrease in the average balance resulting from discontinuing this strategy was an increase in FHLB of Cincinnati borrowings as part of our efforts to lengthen the duration of our interest bearing funding sources. Refer to the Extending the Duration of Funding Sources section of the Overview and the General section of Item 3. Quantitative and Qualitative Disclosures About Market Risk for further discussion. At March 31, 2016, we had the ability to immediately borrow an additional $529.8 million from the FHLB of Cincinnati and $104.7 million from the FRB-Cleveland Discount Window. From the perspective of collateral value securing FHLB of Cincinnati advances, our capacity limit for additional borrowings beyond the immediately available limits at March 31, 2016 was $5.12 billion, subject to satisfaction of the FHLB of Cincinnati common stock ownership requirement. To satisfy the common stock ownership requirement, we would have to increase our ownership of FHLB of Cincinnati common stock by an additional $102.3 million.
The Association and the Company are subject to various regulatory capital requirements, including a risk-based capital measure. The Basel III capital framework for U.S. banking organizations ("Basel III Rules") includes both a revised definition of capital and guidelines for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. In July 2013, the OCC and the other federal bank regulatory agencies issued a final rule that, effective January 1, 2015 for the standardized approach, revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the DFA and revised the definition of assets used in the Tier 1 (leverage) capital ratio from adjusted tangible assets (a measurement computed based on quarter-end asset balances) to net average assets (a measurement computed based on the average of daily asset balances during the quarter). Among other things, the rule established a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets) and increased the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets). The final rule also requires unrealized gains and losses on certain "available-for-sale" security holdings and change in defined benefit plan to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised. The Association exercised its one time opt-out election with the filing of its March 31, 2015 regulatory call report. The rule limits a banking organization's capital distributions and certain discretionary bonus payments if the banking organization does not hold a "capital conservation buffer" consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective. Effective January 1, 2015, the Association implemented the new capital requirements for the standardized approach to the Basel III Rules, subject to transitional provisions extending through the end of 2018. The final rule also implemented consolidated capital requirements for savings and loan holding companies effective January 1, 2015.
As of March 31, 2016, the Association exceeded all regulatory requirements to be considered “Well Capitalized” as presented in the table below (dollar amounts in thousands).

	Actual		Required
	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$1,509,037	22.22%	$679,189	10.00%
Tier 1 (leverage) Capital to Net Average Assets	1,440,726	11.67%	617,463	5.00%
Tier 1 Capital to Risk-Weighted Assets	1,440,726	21.21%	543,351	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,440,712	21.21%	441,473	6.50%
The capital ratios of the Company as of March 31, 2016 are presented in the table below (dollar amounts in thousands).

	Actual
	Amount	Ratio
Total Capital to Risk-Weighted Assets	$1,760,372	25.80%
Tier 1 (leverage) Capital to Net Average Assets	1,692,065	13.67%
Tier 1 Capital to Risk-Weighted Assets	1,692,065	24.79%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,692,065	24.79%
In addition to the operational liquidity considerations described above, which are primarily those of the Association, the Company, as a separate legal entity, also monitors and manages its own, parent company-only liquidity which provides the source of funds necessary to support all of the parent company's stand-alone operations, including its capital distribution strategies which encompass its share repurchase and dividend payment programs. The Company's primary source of liquidity is dividends received from the Association. The amount of dividends that the Association may declare and pay to the Company in any calendar year, without the receipt of prior approval from the OCC but with prior notice to the FRB-Cleveland, cannot exceed net income for the current calendar year-to-date period plus retained net income (as defined) for the preceding two calendar years, reduced by prior dividend payments made during those periods. During the three months ended December 31, 2015 the Company received an earnings-based $60.0 million dividend from the Association. Additionally, during fiscal year 2015, the Company received the non-objection of its regulators for the Association to pay a special dividend of $150.0 million to the Company. This amount was equal to the voluntary contribution of capital that the Company made to the Association in October 2010. The $150.0 million special dividend was also paid during the three months ended December 31, 2015. Because of their intercompany nature, these dividend payments had no impact on the Company's capital ratios or its consolidated statement of condition but reduced the Association's reported capital ratios.
The Company's sixth stock repurchase plan covering 10,000,000 shares, which began on September 9, 2014, was completed on August 3, 2015. Repurchases under the seventh stock repurchase authorization, covering 10,000,000 shares began on August 4, 2015. There were 5,670,000 shares repurchased under the seventh authorized program between its start date and March 31, 2016. During the six months ended March 31, 2016, the Company repurchased $67.0 million of its common stock.
On August 5, 2015, at a special meeting of members of Third Federal Savings, MHC, the members voted to approve Third Federal Savings, MHC's proposed waiver of dividends, aggregating up to $0.40 per share, to be declared on the Company’s common stock during the four quarters ending June 30, 2016. Following the receipt of the members’ approval at the August 5, 2015 special meeting, Third Federal Savings, MHC filed a notice with, and subsequently received the non-objection of the FRB-Cleveland, to waive receipt of dividends on the Company’s common stock. Third Federal Savings, MHC waived its right to receive $0.10 per share dividend payments with respect to the Company's September 22, 2015, December 14, 2015 and March 21, 2016 dividend distributions.
At March 31, 2016, the Company had, in the form of cash and a demand loan from the Association, $167.1 million of funds readily available to support its stand-alone operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
General. The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk has historically been interest rate risk. In general, our assets, consisting primarily of mortgage loans, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and limit the exposure of our net interest income to changes in market interest rates. Accordingly, our Board of Directors has established risk parameter limits deemed appropriate given our business strategy, operating environment, capital, liquidity and performance objectives. Additionally, our Board of Directors has authorized the formation of an Asset/Liability Management Committee comprised of key operating personnel which is responsible for managing this risk consistent with the guidelines and risk limits approved by the Board of Directors. Further, the Board has established the Directors Risk Committee which, among other responsibilities, conducts regular oversight and review of the guidelines, policies and deliberations of the Asset/Liability Management Committee. We have sought to manage our interest rate risk in order to control the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset-liability management, we have historically used the following strategies to manage our interest rate risk:

(i)	marketing adjustable-rate and shorter-maturity (10-year, fixed-rate mortgage) loan products;

(ii)
lengthening the weighted average remaining term of major funding sources, primarily by offering attractive interest rates on deposit products, particularly longer-term certificates of deposit, and through the use of longer-term advances from the FHLB of Cincinnati (or shorter-term advances converted to longer-term durations via the use of interest rate exchange contracts that qualify as cash flow hedges) and longer-term brokered certificates of deposit;

(iii)	investing in shorter- to medium-term investments and mortgage-backed securities;

(iv)	maintaining the levels of capital required for "well capitalized" designation; and

(v)	securitizing and/or selling long-term, fixed-rate residential real estate mortgage loans.
During the six months ended March 31, 2016, $66.6 million of agency-compliant, long-term, fixed-rate mortgage loans were sold to Fannie Mae, and $26.4 million of long-term, fixed-rate mortgage loans originated under our legacy (not fully agency-compliant) origination channel, were sold to the FHLB of Cincinnati, all on a servicing retained basis. At March 31, 2016, $1.3 million of agency-compliant, long-term, fixed-rate residential first mortgage loans were classified as “held for sale”. Of the agency-compliant loan sales during the six months ended March 31, 2016, $7.5 million was comprised of long-term (15 to 30 years), fixed-rate first mortgage loans which were sold under Fannie Mae's HARP II program, and $59.1 million was comprised of long-term (15 to 30 years), fixed-rate first mortgage loans which had been originated under our revised procedures and were sold to Fannie Mae under our re-instated seller contract, as described in the next paragraph. The loans that were sold to the FHLB of Cincinnati were sold under the FHLB's Mortgage Purchase Program. Loans that qualify under the FHLB Mortgage Purchase Program are classified as “held for investment” until they are specifically identified for sale. At March 31, 2016, we did not have any outstanding loan sales commitments.
Fannie Mae, historically the Association’s primary loan investor, implemented, effective July 1, 2010, certain loan origination requirement changes affecting loan eligibility that we chose not to adopt until May 2013. Subsequent to the May 2013 implementation date of our revised procedures, and, upon review and validation by Fannie Mae which was received on

November 15, 2013, fixed-rate, first mortgage loans (primarily fixed-rate, mortgage refinances with terms of 15 years or more and HARP II loans) that were originated under the revised procedures were eligible for sale to Fannie Mae either as whole loans or as mortgage-backed securities. We expect that certain loan types (i.e. our Smart Rate adjustable-rate loans, purchase fixed-rate loans and 10-year fixed-rate loans) will continue to be originated under our legacy procedures. For loans originated prior to May 2013 and for those loans originated subsequent to April 2013 that are not originated under the revised (Fannie Mae) procedures, the Association’s ability to reduce interest rate risk via loan sales is limited to those loans that have established payment histories, strong borrower credit profiles and are supported by adequate collateral values that meet the requirements of the FHLB's Mortgage Purchase Program or of private third-party investors.
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
During the six months ended March 31, 2016, the Association entered into its first interest rate swap agreements in over ten years. Each of the Association's swap agreements is registered on the Chicago Mercantile Exchange and involves the exchange of interest payment amounts based on a notional principal balance. No exchange of principal amounts occurs and the notional principal amount does not appear on our balance sheet. The Association uses swaps to extend the duration of its funding sources. In each of the Association's agreements, interest payments are based on a fixed rate of interest throughout the term of each agreement while interest payments are received based on an interest rate that resets at a specified interval (generally three months) throughout the term of each agreement. On the initiation date of the swap, the agreed upon exchange interest rates reflect market conditions at that point in time. Swaps generally require counterparty collateral pledges that ensure the counterparties' ability to comply with the conditions of the agreement. The notional amount of the Association's swap portfolio at March 31, 2016 was $250.0 million. The swap portfolio's fixed pay rate was 1.34% and the remaining term was 4.9 years. Concurrent with the execution of each swap, the Association entered into a short-term borrowing from the FHLB of Cincinnati in an amount equal to the notional amount of the swap and with interest rate resets aligned with the reset interval of the swap. For $150.0 million of our outstanding swaps, the borrowing proceeds represented new monies which were generally used to fund loans and investment securities. Swaps totaling $100.0 million restructured existing longer-term FHLB borrowings. The restructuring transactions lowered our effective cost of funding. Each individual swap agreement has been designated as a cash flow hedge of interest rate risk associated with the Company's variable rate borrowings.
Economic Value of Equity. Using customized modeling software, the Association prepares periodic estimates of the amounts by which the net present value of its cash flows from assets, liabilities and off-balance sheet items (the institution’s economic value of equity or EVE) would change in the event of a range of assumed changes in market interest rates. The simulation model uses a discounted cash flow analysis and an option-based pricing approach in measuring the interest rate sensitivity of EVE. The model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumption that instantaneous changes (measured in basis points) occur at all maturities along the United States Treasury yield curve and other relevant market interest rates. A basis point equals one, one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 2% to 3% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. The model is tailored specifically to our organization, which, we believe, improves its predictive accuracy. The following table presents the estimated changes in the Association’s EVE at March 31, 2016 that would result from the indicated instantaneous changes in the United States Treasury yield curve and other relevant market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

				EVE as a Percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)	Estimated EVE (2)	Estimated Increase (Decrease) in EVE		EVE Ratio (4)	Increase (Decrease) (basis points)
		Amount	Percent
	(Dollars in thousands)
+300	$1,462,630	$(436,207)	(22.97)%	12.55%	(225)
+200	1,677,297	(221,540)	(11.67)%	13.88%	(92)
+100	1,843,362	(55,475)	(2.92)%	14.75%	(5)
0	1,898,837	—	—	14.80%	—
-100	1,774,434	(124,403)	(6.55)%	13.62%	(118)
_________________

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	EVE Ratio represents EVE divided by the present value of assets.
The table above indicates that at March 31, 2016, in the event of an increase of 200 basis points in all interest rates, the Association would experience a 11.67% decrease in EVE. In the event of a 100 basis point decrease in interest rates, the Association would experience a 6.55% decrease in EVE.
The following table is based on the calculations contained in the previous table, and sets forth the change in the EVE at a +200 basis point rate of shock at March 31, 2016, with comparative information as of September 30, 2015. By regulation, the Association must measure and manage its interest rate risk for interest rate shocks relative to established risk tolerances in EVE.
Risk Measure (+200 bps Rate Shock)

	At March 31, 2016	At September 30, 2015
Pre-Shock EVE Ratio	14.80%	17.37%
Post-Shock EVE Ratio	13.88%	15.86%
Sensitivity Measure in basis points	(92)	(151)
Percentage Change in EVE	(11.67)%	(14.61)%
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
Accordingly, although the EVE tables provide an indication of our interest rate risk exposure as of the indicated dates, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our EVE and will differ from actual results. In addition to our core business activities, which primarily sought to originate Smart Rate (adjustable) and 10 year fixed-rate loans funded by borrowings from the FHLB and intermediate term CDs (including brokered CDs), and which generally had a favorable impact on our IRR profile, the impact of three other items resulted in the 2.94% improvement in the Percentage Change in EVE measure at March 31, 2016 when compared to the measure at September 30, 2015. The most significant factor contributing to the overall improvement was the change in market interest rates, which ranged from an increase of nine basis points for the two year term to a decrease of 15 basis points for the five year term and a decrease of 27 basis points for the ten year term, which resulted in an improvement of 5.40% in the Percentage Change in EVE. Partially offsetting this improvement was the impact of $210 million in cash dividends that the Association paid to the Company. Because of their intercompany nature, these payments had no impact on the Company's capital position, or the Company's overall IRR profile but reduced the Association's regulatory capital and regulatory capital ratios and negatively impacted the Association's Percentage Change in EVE by approximately 1.70%. Adding to the negative impact of the cash dividend payments, since September 30, 2015, modifications and enhancements to our modeling assumptions and methodologies, which are continually challenged and evaluated, have been implemented since September 30, 2015 and, on a net basis, negatively impacted the Association's Percentage Change in EVE by 0.32%. These changes primarily impacted the treatment of unused ELOC commitments and attempt to more closely align the model’s projections with our historical experience for those products. Finally, although our core business activities, as described at the beginning of this paragraph, are generally intended to have a favorable impact our our IRR profile, during the current fiscal year to date period, due primarily to an increase in the balance of our outstanding commitments to originate first mortgage loans, which increased from $415.9 million at September 30, 2015 to $672.5 million at March 31, 2016, our core operations resulted in 0.44% of deterioration to our Percentage Change in EVE since September 30, 2015. The IRR simulation results presented above were in line with management's expectations and were within the risk limits established by our Board of Directors.
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
Earnings at Risk. In addition to EVE calculations, we use our simulation model to analyze the sensitivity of our net interest income to changes in interest rates (the institution’s EaR). Net interest income is the difference between the interest income that we earn on our interest-earning assets, such as loans and securities, and the interest that we pay on our interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what our net interest income would be for prospective 12 and 24 month periods using customized (based on our portfolio characteristics) assumptions with respect to loan prepayment rates, default rates and deposit decay rates, and the implied forward yield curve as of the market date for assumptions as to projected interest rates. We then calculate what the net interest income would be for the same period in the event of instantaneous changes in market interest rates. The simulation process is subject to continual enhancement, modification, refinement and adaptation in order that it might most accurately reflect our current circumstances, factors and expectations. As of March 31, 2016, we estimated that our EaR for the 12 months ending March 31, 2017 would decrease by 0.55% in the event of an instantaneous 200 basis point increase in market interest rates. As is the case with any model that projects future results, the further into the future that the model extends, the less precise/reliable the results become. With that in mind, as of March 31, 2016, we estimated that our EaR for a second 12 month period ending March 31, 2018 would decrease by 3.35% in the event of an instantaneous 200 basis point increase in market interest rates. At March 31, 2016, the IRR simulations results were in line with management's expectations and were within the risk limits established by our Board of Directors.
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
EVE is considered as a point in time calculation with a "liquidation" view of the Association where all the cash flows (including interest, principal and prepayments) are modeled and discounted using discount factors derived from the current market yield curves. It provides a long term view and helps to define changes in equity and duration as a result of changes in interest rates. On the other hand, EaR is based on balance sheet projections going one year and two years forward and assumes new business volume and pricing to calculate net interest income under different interest rate environments. EaR is calculated to determine the sensitivity of net interest income under different interest rate scenarios. With each of these models specific policy limits have been established that are compared with the actual month end results. These limits have been approved by the Association's Board of Directors and are used as benchmarks to evaluate and moderate interest rate risk. In the event that there is a breach of policy limits, management is responsible for taking such action, similar to those described under the preceding heading of General, as may be necessary in order to return the Association's interest rate risk profile to a position that is in compliance with the policy. At March 31, 2016 the IRR profile as disclosed above was within our internal limits.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table summarizes our stock repurchase activity during the quarter ended March 31, 2016 and the stock repurchase plan approved by our Board of Directors.

		Average	Total Number of	Maximum Number
	Total Number	Price	Shares Purchased	of Shares that May
	of Shares	Paid per	as Part of Publicly	Yet be Purchased
Period	Purchased	Share	Announced Plans (1)	Under the Plans
January 1, 2016 through January 31, 2016	570,000	$17.54	570,000	5,620,000
February 1, 2016 through February 29, 2016	630,000	16.56	630,000	4,990,000
March 1, 2016 through March 31, 2016	660,000	17.24	660,000	4,330,000
	1,860,000	17.10	1,860,000

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

101
The following unaudited financial statements from TFS Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed on May 6, 2016, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements.

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

TFS Financial Corporation

Dated:	May 6, 2016	/s/ Marc A. Stefanski
Marc A. Stefanski
Chairman of the Board, President and Chief Executive Officer

Dated:	May 6, 2016	/s/ David S. Huffman
David S. Huffman
Chief Financial Officer and Secretary