Form 10-Q
period 2016-06-30
TFS Financial CORP
filed 2016-08-05
CIK 1381668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________
FORM 10-Q
________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2016
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
As of August 3, 2016, there were 285,335,828 shares of the Registrant’s common stock, par value $0.01 per share, outstanding, of which 227,119,132 shares, or 79.6% of the Registrant’s common stock, were held by Third Federal Savings and Loan Association of Cleveland, MHC, the Registrant’s mutual holding company.

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
FRB-Cleveland: Federal Reserve Bank of Cleveland

Item 1. Financial Statements
TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION (unaudited)
(In thousands, except share data)

	June 30, 2016	September 30, 2015
ASSETS
Cash and due from banks	$29,990	$22,428
Interest-earning cash equivalents	171,323	132,941
Cash and cash equivalents	201,313	155,369
Investment securities available for sale (amortized cost $526,703 and $582,091, respectively)	530,153	585,053
Mortgage loans held for sale, at lower of cost or market (none measured at fair value)	346	116
Loans held for investment, net:
Mortgage loans	11,485,592	11,245,557
Other consumer loans	2,957	3,468
Deferred loan expenses, net	16,726	10,112
Allowance for loan losses	(64,766)	(71,554)
Loans, net	11,440,509	11,187,583
Mortgage loan servicing rights, net	9,213	9,988
Federal Home Loan Bank stock, at cost	69,853	69,470
Real estate owned	9,182	17,492
Premises, equipment, and software, net	60,835	57,187
Accrued interest receivable	32,603	32,490
Bank owned life insurance contracts	198,533	195,861
Other assets	71,810	58,277
TOTAL ASSETS	$12,624,350	$12,368,886
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$8,368,900	$8,285,858
Borrowed funds	2,442,892	2,168,627
Borrowers’ advances for insurance and taxes	48,149	86,292
Principal, interest, and related escrow owed on loans serviced	34,585	49,493
Accrued expenses and other liabilities	50,826	49,246
Total liabilities	10,945,352	10,639,516
Commitments and contingent liabilities
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 332,318,750 shares issued; 286,017,531 and 290,882,379 outstanding at June 30, 2016 and September 30, 2015, respectively	3,323	3,323
Paid-in capital	1,714,524	1,707,629
Treasury stock, at cost; 46,301,219 and 41,436,371 shares at June 30, 2016 and September 30, 2015, respectively	(646,762)	(548,557)
Unallocated ESOP shares	(58,501)	(61,751)
Retained earnings—substantially restricted	682,727	641,791
Accumulated other comprehensive loss	(16,313)	(13,065)
Total shareholders’ equity	1,678,998	1,729,370
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,624,350	$12,368,886
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(In thousands, except share and per share data)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$93,752	$92,248	$280,663	$276,123
Investment securities available for sale	2,374	2,218	7,407	7,321
Other interest and dividend earning assets	867	1,206	2,499	3,611
Total interest and dividend income	96,993	95,672	290,569	287,055
INTEREST EXPENSE:
Deposits	22,543	23,001	67,333	70,899
Borrowed funds	7,061	5,082	20,447	14,009
Total interest expense	29,604	28,083	87,780	84,908
NET INTEREST INCOME	67,389	67,589	202,789	202,147
PROVISION FOR LOAN LOSSES	(3,000)	—	(5,000)	3,000
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	70,389	67,589	207,789	199,147
NON-INTEREST INCOME:
Fees and service charges, net of amortization	1,729	1,961	5,524	6,098
Net gain on the sale of loans	1,834	1,495	4,576	3,337
Increase in and death benefits from bank owned life insurance contracts	1,612	1,592	5,796	5,092
Other	933	1,078	3,032	3,447
Total non-interest income	6,108	6,126	18,928	17,974
NON-INTEREST EXPENSE:
Salaries and employee benefits	23,055	23,077	73,057	70,946
Marketing services	4,499	7,200	13,151	17,385
Office property, equipment and software	5,924	5,465	17,626	16,516
Federal insurance premium and assessments	2,393	3,006	8,216	8,355
State franchise tax	1,240	1,449	4,132	4,400
Real estate owned expense, net	1,826	1,653	5,700	6,988
Other operating expenses	6,039	5,969	17,068	18,031
Total non-interest expense	44,976	47,819	138,950	142,621
INCOME BEFORE INCOME TAXES	31,521	25,896	87,767	74,500
INCOME TAX EXPENSE	10,901	8,638	30,020	24,932
NET INCOME	$20,620	$17,258	$57,747	$49,568
Earnings per share—basic and diluted	$0.07	$0.06	$0.20	$0.17
Weighted average shares outstanding
Basic	280,815,430	288,553,691	282,326,922	291,251,487
Diluted	283,011,869	290,759,754	284,602,870	293,444,799

See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(In thousands)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$20,620	$17,258	$57,747	$49,568
Other comprehensive income (loss), net of tax:
Net change in unrealized gain (loss) on securities available for sale	1,025	(2,294)	317	2,007
Net change in cash flow hedges	(2,672)	—	(4,317)	—
Change in pension obligation	251	123	752	370
Total other comprehensive income (loss)	(1,396)	(2,171)	(3,248)	2,377
Total comprehensive income	$19,224	$15,087	$54,499	$51,945
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)
(In thousands, except share and per share data)

	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at September 30, 2014	$3,323	$1,702,441	$(379,109)	$(66,084)	$589,678	$(10,792)	$1,839,457
Net income	—	—	—	—	49,568	—	49,568
Other comprehensive income, net of tax	—	—	—	—	—	2,377	2,377
ESOP shares allocated or committed to be released	—	1,532	—	3,250	—	—	4,782
Compensation costs for stock-based plans	—	5,656	—	—	—	—	5,656
Excess tax effect from stock-based compensation	—	1,239	—	—	—	—	1,239
Purchase of treasury stock (8,480,500 shares)	—	—	(124,981)	—	—	—	(124,981)
Treasury stock allocated to restricted stock plan	—	(5,265)	3,425	—	(1,399)	—	(3,239)
Dividends paid to common shareholders ($0.21 per common share)	—	—	—	—	(13,584)	—	(13,584)
Balance at June 30, 2015	$3,323	$1,705,603	$(500,665)	$(62,834)	$624,263	$(8,415)	$1,761,275

Balance at September 30, 2015	$3,323	$1,707,629	$(548,557)	$(61,751)	$641,791	$(13,065)	$1,729,370
Net income	—	—	—	—	57,747	—	57,747
Other comprehensive loss, net of tax	—	—	—	—	—	(3,248)	(3,248)
ESOP shares allocated or committed to be released	—	2,519	—	3,250	—	—	5,769
Compensation costs for stock-based plans	—	4,710	—	—	—	—	4,710
Excess tax effect from stock-based compensation	—	2,695	—	—	—	—	2,695
Purchase of treasury stock (5,333,000 shares)	—	—	(94,649)	—	—	—	(94,649)
Treasury stock allocated to restricted stock plan	—	(3,029)	(3,556)	—	—	—	(6,585)
Dividends paid to common shareholders ($0.30 per common share)	—	—	—	—	(16,811)	—	(16,811)
Balance at June 30, 2016	$3,323	$1,714,524	$(646,762)	$(58,501)	$682,727	$(16,313)	$1,678,998
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (in thousands)

	For the Nine Months Ended
	June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$57,747	$49,568
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	10,479	10,438
Depreciation and amortization	14,008	12,534
Deferred income tax expense	38	(388)
Provision for loan losses	(5,000)	3,000
Net gain on the sale of loans	(4,576)	(3,337)
Other net losses	1,229	1,956
Principal repayments on and proceeds from sales of loans held for sale	12,164	21,077
Loans originated for sale	(12,118)	(20,641)
Increase in bank owned life insurance contracts	(3,243)	(4,825)
Net increase in interest receivable and other assets	(12,049)	(1,490)
Net (decrease) increase in accrued expenses and other liabilities	(3,878)	7,971
Other	162	305
Net cash provided by operating activities	54,963	76,168
CASH FLOWS FROM INVESTING ACTIVITIES:
Loans originated	(2,018,772)	(1,940,576)
Principal repayments on loans	1,619,065	1,452,227
Proceeds from principal repayments and maturities of:
Securities available for sale	110,859	112,983
Proceeds from sale of:
Loans	140,854	83,029
Real estate owned	16,898	19,040
Purchases of:
FHLB stock	(383)	(29,059)
Securities available for sale	(59,523)	(114,462)
Premises and equipment	(7,479)	(3,388)
Other	583	304
Net cash used in investing activities	(197,898)	(419,902)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	83,042	(191,819)
Net decrease in borrowers' advances for insurance and taxes	(38,143)	(32,093)
Net decrease in principal and interest owed on loans serviced	(14,908)	(9,730)
Net increase in short-term borrowed funds	413,161	372,551
Proceeds from long-term borrowed funds	40,290	400,294
Repayment of long-term borrowed funds	(179,186)	(12,404)
Purchase of treasury shares	(94,676)	(124,681)
Excess tax benefit related to stock-based compensation	2,695	1,239
Acquisition of treasury shares through net settlement of stock benefit plans compensation	(6,585)	(3,239)
Dividends paid to common shareholders	(16,811)	(13,584)
Net cash provided by financing activities	188,879	386,534
NET INCREASE IN CASH AND CASH EQUIVALENTS	45,944	42,800
CASH AND CASH EQUIVALENTS—Beginning of period	155,369	181,403
CASH AND CASH EQUIVALENTS—End of period	$201,313	$224,203
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest on deposits	$67,173	$70,317
Cash paid for interest on borrowed funds	19,392	13,457
Cash paid for income taxes	25,782	15,383
SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to real estate owned	9,722	18,557
Transfer of loans from held for investment to held for sale	138,253	87,196
Treasury stock issued for stock benefit plans	3,029	6,676
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands unless otherwise indicated)

1.	BASIS OF PRESENTATION
TFS Financial Corporation, a federally chartered stock holding company, conducts its principal activities through its wholly owned subsidiaries. The principal line of business of the Company is retail consumer banking, including mortgage lending, deposit gathering, and, to a much lesser extent, other financial services. As of June 30, 2016, approximately 79% of the Company’s outstanding shares were owned by a federally chartered mutual holding company, Third Federal Savings and Loan Association of Cleveland, MHC. The thrift subsidiary of TFS Financial Corporation is Third Federal Savings and Loan Association of Cleveland.
The accounting and reporting policies followed by the Company conform in all material respects to U.S. GAAP and to general practices in the financial services industry. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The allowance for loan losses, the valuation of deferred tax assets, and the determination of pension obligations are particularly subject to change.
The unaudited interim consolidated financial statements were prepared without an audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial condition of the Company at June 30, 2016, and its results of operations and cash flows for the periods presented. Such adjustments are the only adjustments reflected in the unaudited interim financial statements. In accordance with SEC Regulation S-X for interim financial information, these statements do not include certain information and footnote disclosures required for complete audited financial statements. The Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015 contains consolidated financial statements and related notes, which should be read in conjunction with the accompanying interim consolidated financial statements. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2016 or for any other period.

2.	EARNINGS PER SHARE
Basic earnings per share is the amount of earnings attributable to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings attributable to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. For purposes of computing earnings per share amounts, outstanding shares include shares held by the public, shares held by the ESOP that have been allocated to participants or committed to be released for allocation to participants, the 227,119,132 shares held by Third Federal Savings, MHC, and, for purposes of computing dilutive earnings per share, stock options and restricted stock units with a dilutive impact. Unvested shares awarded pursuant to the Company's restricted stock plans are treated as participating securities in the computation of EPS pursuant to the two-class method as they contain nonforfeitable rights to dividends. The two-class method is an earnings allocation that determines EPS for each class of common stock and participating security. At June 30, 2016 and 2015, respectively, the ESOP held 5,850,086 and 6,283,426 shares that were neither allocated to participants nor committed to be released to participants.

The following is a summary of the Company's earnings per share calculations.

	For the Three Months Ended June 30,
	2016			2015
	Income	Shares	Per share amount	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$20,620			$17,258
Less: income allocated to restricted stock units	184			145
Basic earnings per share:
Income available to common shareholders	$20,436	280,815,430	$0.07	$17,113	288,553,691	$0.06
Diluted earnings per share:
Effect of dilutive potential common shares		2,196,439			2,206,063
Income available to common shareholders	$20,436	283,011,869	$0.07	$17,113	290,759,754	$0.06

	For the Nine Months Ended June 30,
	2016			2015
	Income	Shares	Per share amount	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$57,747			$49,568
Less: income allocated to restricted stock units	545			424
Basic earnings per share:
Income available to common shareholders	$57,202	282,326,922	$0.20	$49,144	291,251,487	$0.17
Diluted earnings per share:
Effect of dilutive potential common shares		2,275,948			2,193,312
Income available to common shareholders	$57,202	284,602,870	$0.20	$49,144	293,444,799	$0.17
The following is a summary of outstanding stock options and restricted stock units that are excluded from the computation of diluted earnings per share because their inclusion would be anti-dilutive.

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2016	2015	2016	2015
Options to purchase shares	393,500	1,359,000	393,500	1,391,400

3.	INVESTMENT SECURITIES
Investments available for sale are summarized as follows:

	June 30, 2016
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
REMICs	$517,360	$3,222	$(493)	$520,089
Fannie Mae certificates	9,343	721	—	10,064
Total	$526,703	$3,943	$(493)	$530,153

	September 30, 2015
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. government and agency obligations	$2,000	$2	$—	$2,002
REMICs	570,194	3,135	(878)	572,451
Fannie Mae certificates	9,897	703	—	10,600
Total	$582,091	$3,840	$(878)	$585,053

Gross unrealized losses and the estimated fair value of REMICs, aggregated by the length of time the securities have been in a continuous loss position, at June 30, 2016 and September 30, 2015, were as follows:

	June 30, 2016
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$44,748	$102	$70,018	$391	$114,766	$493

	September 30, 2015
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$86,754	$299	$80,639	$579	$167,393	$878

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
Since the decline in value is attributable to changes in interest rates and not credit quality and because the Association has neither the intent to sell the securities nor is it more likely than not the Association will be required to sell the securities for the time periods necessary to recover the amortized cost, these investments are not considered other-than-temporarily impaired. At June 30, 2016, the Association did not have U.S. government and agency obligations available for sale. At September 30, 2015, the amortized cost and fair value of U.S. government and agency obligations, then categorized as due within one year, were $2,000 and $2,002, respectively.

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES
Loans held for investment consist of the following:

	June 30, 2016	September 30, 2015
Real estate loans:
Residential Core	$9,790,721	$9,462,939
Residential Home Today	125,547	135,746
Home equity loans and lines of credit	1,548,181	1,625,239
Construction	56,776	55,421
Real estate loans	11,521,225	11,279,345
Other consumer loans	2,957	3,468
Add (deduct):
Deferred loan expenses, net	16,726	10,112
Loans in process	(35,633)	(33,788)
Allowance for loan losses	(64,766)	(71,554)
Loans held for investment, net	$11,440,509	$11,187,583
At June 30, 2016 and September 30, 2015, respectively, $346 and $116 of loans were classified as mortgage loans held for sale.
A large concentration of the Company’s lending is in Ohio and Florida. As of June 30, 2016 and September 30, 2015, the percentage of total residential Core and Home Today loans held in Ohio were 60% and 63%, respectively, and the percentages held in Florida were 16% and 17%, respectively. As of June 30, 2016 and September 30, 2015, home equity loans and lines of credit were concentrated in Ohio (39% as of both dates), Florida (25% and 26%, respectively), and California (14% and 13%, respectively).
Home Today began as an affordable housing program targeted to benefit low- and moderate-income home buyers. Through this program the Association provided the majority of loans to borrowers who would not otherwise qualify for the Association’s loan products, generally because of low credit scores. Although the credit profiles of borrowers in the Home Today program might be described as sub-prime, Home Today loans generally contain the same features as loans offered to our Core borrowers. Borrowers with a Home Today loan complete financial management education and counseling and were referred to the Association by a sponsoring organization with which the Association partnered as part of the program. Because the Association applied less stringent underwriting and credit standards to the majority of Home Today loans, loans originated under the program have greater credit risk than its traditional residential real estate mortgage loans in the residential Core portfolio. Effective March 27, 2009, the Home Today underwriting guidelines were changed to be substantially the same as the Association’s traditional first mortgage product and the program focused on financial education and down payment assistance. The majority of loans in this program were originated prior to that date. As of June 30, 2016 and September 30, 2015, the principal balance of Home Today loans originated prior to March 27, 2009 was $121,839 and $132,762, respectively. The Association does not offer, and has not offered, loan products frequently considered to be designed to target sub-prime borrowers containing features such as higher fees or higher rates, negative amortization, a loan-to-value ratio greater than 100%, or pay option adjustable-rate mortgages.

An age analysis of the recorded investment in loan receivables that are past due at June 30, 2016 and September 30, 2015 is summarized in the following tables. When a loan is more than one month past due on its scheduled payments, the loan is considered 30 days or more past due. Balances are adjusted for deferred loan fees or expenses and any applicable loans-in-process.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
June 30, 2016
Real estate loans:
Residential Core	$5,865	$4,203	$16,794	$26,862	$9,771,998	$9,798,860
Residential Home Today	4,600	2,415	7,551	14,566	109,417	123,983
Home equity loans and lines of credit	4,513	1,722	5,494	11,729	1,546,910	1,558,639
Construction	—	—	—	—	20,836	20,836
Total real estate loans	14,978	8,340	29,839	53,157	11,449,161	11,502,318
Other consumer loans	—	—	—	—	2,957	2,957
Total	$14,978	$8,340	$29,839	$53,157	$11,452,118	$11,505,275

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
September 30, 2015
Real estate loans:
Residential Core	8,242	$4,323	$23,306	$35,871	$9,430,189	$9,466,060
Residential Home Today	5,866	2,507	9,068	17,441	116,535	133,976
Home equity loans and lines of credit	5,012	1,162	5,575	11,749	1,622,683	1,634,432
Construction	—	—	427	427	20,774	21,201
Total real estate loans	19,120	7,992	38,376	65,488	11,190,181	11,255,669
Other consumer loans	—	—	—	—	3,468	3,468
Total	$19,120	$7,992	$38,376	$65,488	$11,193,649	$11,259,137
At June 30, 2016 and September 30, 2015, real estate loans include $22,167 and $28,864, respectively, of loans that were in the process of foreclosure.
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

	June 30, 2016	September 30, 2015
Real estate loans:
Residential Core	$52,792	$62,293
Residential Home Today	20,359	22,556
Home equity loans and lines of credit	19,415	21,514
Construction	—	427
Total non-accrual loans	$92,566	$106,790

At June 30, 2016 and September 30, 2015, respectively, the recorded investment in non-accrual loans includes $62,727 and $68,415, which are performing according to the terms of their agreement, of which $41,175 and $45,575 are loans in Chapter 7 bankruptcy status primarily where all borrowers have filed, and have not reaffirmed or been dismissed.
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
The recorded investment in loan receivables at June 30, 2016 and September 30, 2015 is summarized in the following table. The table provides details of the recorded balances according to the method of evaluation used for determining the allowance for loan losses, distinguishing between determinations made by evaluating individual loans and determinations made by evaluating groups of loans not individually evaluated. Balances of recorded investments are adjusted for deferred loan fees or expenses and any applicable loans-in-process.

	June 30, 2016			September 30, 2015
	Individually	Collectively	Total	Individually	Collectively	Total
Real estate loans:
Residential Core	$109,988	$9,688,872	$9,798,860	$119,588	$9,346,472	$9,466,060
Residential Home Today	52,879	71,104	123,983	58,046	75,930	133,976
Home equity loans and lines of credit	34,682	1,523,957	1,558,639	34,112	1,600,320	1,634,432
Construction	—	20,836	20,836	426	20,775	21,201
Total real estate loans	197,549	11,304,769	11,502,318	212,172	11,043,497	11,255,669
Other consumer loans	—	2,957	2,957	—	3,468	3,468
Total	$197,549	$11,307,726	$11,505,275	$212,172	$11,046,965	$11,259,137
An analysis of the allowance for loan losses at June 30, 2016 and September 30, 2015 is summarized in the following table. The analysis provides details of the allowance for loan losses according to the method of evaluation, distinguishing between allowances for loan losses determined by evaluating individual loans and allowances for loan losses determined by evaluating groups of loans collectively.

	June 30, 2016			September 30, 2015
	Individually	Collectively	Total	Individually	Collectively	Total
Real estate loans:
Residential Core	$8,964	$8,305	$17,269	$9,354	$13,242	$22,596
Residential Home Today	3,770	5,051	8,821	4,166	5,831	9,997
Home equity loans and lines of credit	667	38,000	38,667	772	38,154	38,926
Construction	—	9	9	26	9	35
Total	$13,401	$51,365	$64,766	$14,318	$57,236	$71,554
At June 30, 2016 and September 30, 2015, individually evaluated loans that required an allowance were comprised only of loans evaluated for impairment based on the present value of cash flows, such as performing TDRs, and loans with a further deterioration in the fair value of collateral not yet identified as uncollectible. All other individually evaluated loans received a charge-off, if applicable.

Because many variables are considered in determining the appropriate level of general valuation allowances, directional changes in individual considerations do not always align with the directional change in the balance of a particular component of the general valuation allowance. At June 30, 2016 and September 30, 2015, respectively, allowances on individually reviewed loans evaluated for impairment based on the present value of cash flows, such as performing TDRs, were $13,390 and $14,117.
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
As described earlier in this footnote, Home Today loans have greater credit risk than traditional residential real estate mortgage loans. At June 30, 2016 and September 30, 2015, respectively, approximately 28% and 34% of Home Today loans include private mortgage insurance coverage. The majority of the coverage on these loans was provided by PMI Mortgage Insurance Co., which was seized by the Arizona Department of Insurance and currently pays all claim payments at 71.5%. Appropriate adjustments have been made to the Association’s affected valuation allowances and charge-offs, and estimated loss severity factors were adjusted accordingly for loans evaluated collectively. The amount of loans in the Association's total residential portfolio covered by mortgage insurance provided by PMIC as of June 30, 2016 and September 30, 2015, respectively, was $102,797 and $132,857, of which $94,461 and $122,025 was current. The amount of loans in the Association's owned portfolio covered by mortgage insurance provided by Mortgage Guaranty Insurance Corporation as of June 30, 2016 and September 30, 2015, respectively, was $46,678 and $56,898 of which $46,022 and $56,295 was current. As of June 30, 2016, MGIC's long-term debt rating, as published by the major credit rating agencies, did not meet the requirements to qualify as "high credit quality"; however, MGIC continues to make claims payments in accordance with its contractual obligations and the Association has not increased its estimated loss severity factors related to MGIC's claim paying ability. No other loans were covered by mortgage insurers that were deferring claim payments or which were assessed as being non-investment grade.
Home equity loans and lines of credit represent a significant portion of the residential real estate portfolio, primarily comprised of home equity lines of credit. Post-origination deterioration in economic and housing market conditions may impact a borrower's ability to afford the higher payments required during the end of draw repayment period that follows the period of interest only payments on home equity lines of credit originated prior to 2012 or the ability to secure alternative financing. Beginning in February 2013, the terms on new home equity lines of credit included monthly principal and interest payments throughout the entire term to minimize the potential payment differential between the during draw and after draw periods.
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

The recorded investment and the unpaid principal balance of impaired loans, including those reported as TDRs, as of June 30, 2016 and September 30, 2015 are summarized as follows. Balances of recorded investments are adjusted for deferred loan fees or expenses.

	June 30, 2016			September 30, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related IVA recorded:
Residential Core	$55,439	$74,220	$—	$62,177	$80,622	$—
Residential Home Today	20,214	45,270	—	23,038	50,256	—
Home equity loans and lines of credit	20,222	29,686	—	23,046	32,312	—
Construction	—	—	—	—	—	—
Total	$95,875	$149,176	$—	$108,261	$163,190	$—
With an IVA recorded:
Residential Core	$54,549	$55,266	$8,964	$57,411	$58,224	$9,354
Residential Home Today	32,665	33,083	3,770	35,008	35,479	4,166
Home equity loans and lines of credit	14,460	14,472	667	11,066	11,034	772
Construction	—	—	—	426	572	26
Total	$101,674	$102,821	$13,401	$103,911	$105,309	$14,318
Total impaired loans:
Residential Core	$109,988	$129,486	$8,964	$119,588	$138,846	$9,354
Residential Home Today	52,879	78,353	3,770	58,046	85,735	4,166
Home equity loans and lines of credit	34,682	44,158	667	34,112	43,346	772
Construction	—	—	—	426	572	26
Total	$197,549	$251,997	$13,401	$212,172	$268,499	$14,318
At June 30, 2016 and September 30, 2015, respectively, the recorded investment in impaired loans includes $171,890 and $178,259 of loans restructured in TDRs of which $13,233 and $14,971 were 90 days or more past due.

The average recorded investment in impaired loans and the amount of interest income recognized during the period that the loans were impaired are summarized below.

	For the Three Months Ended June 30,
	2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related IVA recorded:
Residential Core	$56,115	$303	$67,486	$384
Residential Home Today	20,712	71	25,748	70
Home equity loans and lines of credit	20,584	70	23,745	66
Construction	—	—	—	—
Total	$97,411	$444	$116,979	$520
With an IVA recorded:
Residential Core	$55,453	$544	$58,837	$640
Residential Home Today	32,933	412	36,460	465
Home equity loans and lines of credit	13,490	93	9,122	71
Construction	—	—	214	5
Total	$101,876	$1,049	$104,633	$1,181
Total impaired loans:
Residential Core	$111,568	$847	$126,323	$1,024
Residential Home Today	53,645	483	62,208	535
Home equity loans and lines of credit	34,074	163	32,867	137
Construction	—	—	214	5
Total	$199,287	$1,493	$221,612	$1,701

	For the Nine Months Ended June 30,
	2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related IVA recorded:
Residential Core	$58,808	$949	$69,370	$970
Residential Home Today	21,626	286	26,539	193
Home equity loans and lines of credit	21,634	207	24,937	224
Construction	—	—	—	—
Total	$102,068	$1,442	$120,846	$1,387
With an IVA recorded:
Residential Core	$55,980	$1,702	$58,860	$1,954
Residential Home Today	33,837	1,267	37,561	1,428
Home equity loans and lines of credit	12,763	253	8,993	197
Construction	213	—	214	5
Total	$102,793	$3,222	$105,628	$3,584
Total impaired loans:
Residential Core	$114,788	$2,651	$128,230	$2,924
Residential Home Today	55,463	1,553	64,100	1,621
Home equity loans and lines of credit	34,397	460	33,930	421
Construction	213	—	214	5
Total	$204,861	$4,664	$226,474	$4,971

Interest on loans in non-accrual status is recognized on a cash basis. The amount of interest income on impaired loans recognized using a cash basis method was $326 and $1,090 for the three and nine months ended June 30, 2016, respectively, and $329 and $912 for the three and nine months ended June 30, 2015, respectively. Cash payments on loans with a partial charge-off are applied fully to principal, then to recovery of the charged off amount prior to interest income being recognized. Interest income on the remaining impaired loans is recognized on an accrual basis.
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

Loans restructured in TDRs that are not evaluated based on collateral are separately evaluated for impairment on a loan by loan basis at the time of restructuring and at each subsequent reporting date for as long as they are reported as TDRs. The impairment evaluation is based on the present value of expected future cash flows discounted at the effective interest rate of the original loan. Expected future cash flows include a discount factor representing a potential for default. Valuation allowances are recorded for the excess of the recorded investments over the result of the cash flow analysis. Loans discharged in Chapter 7 bankruptcy are reported as TDRs and also evaluated based on the present value of expected future cash flows unless evaluated based on collateral. We evaluate these loans using the expected future cash flows because we expect the borrower, not liquidation of the collateral, to be the source of repayment for the loan. Other consumer loans are not considered for restructuring. A loan restructured in a TDR is classified as an impaired loan for a minimum of one year. After one year, that loan may be reclassified out of the balance of impaired loans if the loan was restructured to yield a market rate for loans of similar credit risk at the time of restructuring and the loan is not impaired based on the terms of the restructuring agreement. No loans whose terms were restructured in TDRs were reclassified from impaired loans during the nine months ended June 30, 2016 and June 30, 2015.
The recorded investment in TDRs by type of concession as of June 30, 2016 and September 30, 2015 is shown in the tables below.

June 30, 2016	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Restructurings	Bankruptcy	Total
Residential Core	$14,183	$760	$8,926	$22,595	$21,313	$29,035	$96,812
Residential Home Today	6,585	8	5,245	11,659	20,972	5,551	50,020
Home equity loans and lines of credit	124	3,766	733	7,312	1,150	11,973	25,058
Total	$20,892	$4,534	$14,904	$41,566	$43,435	$46,559	$171,890

September 30, 2015	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Restructurings	Bankruptcy	Total
Residential Core	$15,743	$934	$8,252	$22,211	$22,594	$32,215	$101,949
Residential Home Today	7,734	12	5,643	12,302	21,928	6,272	53,891
Home equity loans and lines of credit	96	3,253	509	4,214	909	13,438	22,419
Total	$23,573	$4,199	$14,404	$38,727	$45,431	$51,925	$178,259
TDRs may be restructured more than once. Among other requirements, a subsequent restructuring may be available for a borrower upon the expiration of temporary restructuring terms if the borrower cannot return to regular loan payments. If the borrower is experiencing an income curtailment that temporarily has reduced his/her capacity to repay, such as loss of employment, reduction of hours, non-paid leave or short term disability, a temporary restructuring is considered. If the borrower lacks the capacity to repay the loan at the current terms due to a permanent condition, a permanent restructuring is considered. In evaluating the need for a subsequent restructuring, the borrower’s ability to repay is generally assessed utilizing a debt to income and cash flow analysis. As the economy slowly improves, the need for multiple restructurings has begun to abate. Loans discharged in Chapter 7 bankruptcy are classified as multiple restructurings if the loan's original terms had also been restructured by the Association.
For all loans restructured during the three months and nine months ended June 30, 2016 and June 30, 2015 (set forth in the tables below), the pre-restructured outstanding recorded investment was not materially different from the post-restructured outstanding recorded investment.

The following tables set forth the recorded investment in TDRs restructured during the periods presented, according to the types of concessions granted.

	For the Three Months Ended June 30, 2016
	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Restructurings	Bankruptcy	Total
Residential Core	$204	$—	$171	$876	$436	$673	$2,360
Residential Home Today	—	—	160	135	1,100	132	1,527
Home equity loans and lines of credit	—	561	266	1,500	42	519	2,888
Total	$204	$561	$597	$2,511	$1,578	$1,324	$6,775

	For the Three Months Ended June 30, 2015
	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Restructurings	Bankruptcy	Total
Residential Core	$934	$—	$494	$591	$1,321	$1,095	$4,435
Residential Home Today	—	—	505	66	865	297	1,733
Home equity loans and lines of credit	—	303	—	1,418	115	432	2,268
Total	$934	$303	$999	$2,075	$2,301	$1,824	$8,436

	For the Nine Months Ended June 30, 2016
	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Restructurings	Bankruptcy	Total
Residential Core	$797	$—	$1,253	$3,253	$1,651	$3,753	$10,707
Residential Home Today	170	—	382	575	2,889	428	4,444
Home equity loans and lines of credit	59	965	300	3,750	379	1,215	6,668
Total	$1,026	$965	$1,935	$7,578	$4,919	$5,396	$21,819

	For the Nine Months Ended June 30, 2015
	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Restructurings	Bankruptcy	Total
Residential Core	$2,234	$—	$832	$3,438	$3,734	$5,338	$15,576
Residential Home Today	81	—	863	222	4,352	2,031	7,549
Home equity loans and lines of credit	—	1,292	—	2,448	212	1,260	5,212
Total	$2,315	$1,292	$1,695	$6,108	$8,298	$8,629	$28,337

Below summarizes the information on TDRs restructured within the previous 12 months of the period listed for which there was a subsequent payment default, at least 30 days past due on one scheduled payment, during the period presented.

	For the Three Months Ended June 30,
	2016		2015
TDRs Within the Previous 12 Months That Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)		(Dollars in thousands)
Residential Core	19	$1,708	26	$2,874
Residential Home Today	16	779	19	1,024
Home equity loans and lines of credit	15	698	21	557
Total	50	$3,185	66	$4,455

	For the Nine Months Ended June 30,
	2016		2015
TDRs Within the Previous 12 Months That Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)		(Dollars in thousands)
Residential Core	27	$2,218	37	$3,790
Residential Home Today	22	979	27	1,440
Home equity loans and lines of credit	29	893	39	748
Total	78	$4,090	103	$5,978

Residential loans are internally assigned a grade that complies with the guidelines outlined in the OCC’s Handbook for Rating Credit Risk. Pass loans are assets well protected by the current paying capacity of the borrower. Special Mention loans have a potential weakness, as evaluated based on delinquency status, that the Association feels deserve management’s attention and may result in further deterioration in their repayment prospects and/or the Association’s credit position. Substandard loans are inadequately protected by the current payment capacity of the borrower or the collateral pledged with a defined weakness that jeopardizes the liquidation of the debt. Also included in Substandard are performing home equity loans and lines of credit where the customer has a severely delinquent first mortgage to which the performing home equity loan or line of credit is subordinate and loans in Chapter 7 bankruptcy status where all borrowers have filed, and have not reaffirmed or been dismissed. Loss loans are considered uncollectible and are charged off when identified.
The following tables provide information about the credit quality of residential loan receivables by an internally assigned grade. Balances are adjusted for deferred loan fees or expenses and any applicable LIP.

	Pass	Special Mention	Substandard	Loss	Total
June 30, 2016
Real Estate Loans:
Residential Core	$9,740,920	$—	$57,940	$—	$9,798,860
Residential Home Today	102,457	—	21,526	—	123,983
Home equity loans and lines of credit	1,531,954	4,235	22,450	—	1,558,639
Construction	20,836	—	—	—	20,836
Total	$11,396,167	$4,235	$101,916	$—	$11,502,318

	Pass	Special Mention	Substandard	Loss	Total
September 30, 2015
Real Estate Loans:
Residential Core	$9,399,409	$—	$66,651	$—	$9,466,060
Residential Home Today	110,105	—	23,871	—	133,976
Home equity loans and lines of credit	1,604,226	4,279	25,927	—	1,634,432
Construction	20,774	—	427	—	21,201
Total	$11,134,514	$4,279	$116,876	$—	$11,255,669
At June 30, 2016 and September 30, 2015, respectively, the recorded investment of impaired loans includes $102,171 and $103,390 of TDRs that are individually evaluated for impairment, but have adequately performed under the terms of the restructuring and are classified as Pass loans. At June 30, 2016 and September 30, 2015, respectively, there were $6,538 and $8,094 of loans classified substandard and $4,235 and $4,279 of loans designated special mention that are not included in the recorded investment of impaired loans; rather, they are included in loans collectively evaluated for impairment.
Other consumer loans are internally assigned a grade of nonperforming when they become 90 days or more past due. At June 30, 2016 and September 30, 2015, no consumer loans were graded as nonperforming.
Activity in the allowance for loan losses is summarized as follows:

	For the Three Months Ended June 30, 2016
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$18,610	$(1,024)	$(955)	$638	$17,269
Residential Home Today	9,761	(817)	(509)	386	8,821
Home equity loans and lines of credit	39,925	(1,157)	(2,235)	2,134	38,667
Construction	11	(2)	—	—	9
Total	$68,307	$(3,000)	$(3,699)	$3,158	$64,766

	For the Three Months Ended June 30, 2015
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$28,507	$(2,647)	$(1,472)	$1,567	$25,955
Residential Home Today	12,578	(1,198)	(910)	609	11,079
Home equity loans and lines of credit	35,990	3,827	(1,956)	1,973	39,834
Construction	18	18	—	—	36
Total	$77,093	$—	$(4,338)	$4,149	$76,904

	For the Nine Months Ended June 30, 2016
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$22,596	$(4,810)	$(3,503)	$2,986	$17,269
Residential Home Today	9,997	(355)	(1,947)	1,126	8,821
Home equity loans and lines of credit	38,926	191	(6,086)	5,636	38,667
Construction	35	(26)	—	—	9
Total	$71,554	$(5,000)	$(11,536)	$9,748	$64,766

	For the Nine Months Ended June 30, 2015
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$31,080	$(3,056)	$(5,656)	$3,587	$25,955
Residential Home Today	16,424	(3,811)	(2,573)	1,039	11,079
Home equity loans and lines of credit	33,831	10,028	(8,709)	4,684	39,834
Construction	27	(161)	—	170	36
Total	$81,362	$3,000	$(16,938)	$9,480	$76,904

5.	DEPOSITS
Deposit account balances are summarized as follows:

	June 30, 2016	September 30, 2015
Negotiable order of withdrawal accounts	$993,041	$994,447
Savings accounts	1,515,971	1,610,944
Certificates of deposit	5,857,878	5,678,618
	8,366,890	8,284,009
Accrued interest	2,010	1,849
Total deposits	$8,368,900	$8,285,858
Brokered certificates of deposit, which are used as a cost effective funding alternative, totaled $539,775 and $520,110 at June 30, 2016 and September 30, 2015, respectively. The FDIC places restrictions on banks with regard to issuing brokered deposits based on the bank's capital classification. As a well-capitalized institution at June 30, 2016 and September 30, 2015, the Association may accept brokered deposits without FDIC restrictions.
6.    OTHER COMPREHENSIVE INCOME (LOSS)
The change in accumulated other comprehensive income (loss) by component is as follows:

	For the Three Months Ended				For the Three Months Ended
	June 30, 2016				June 30, 2015
	Unrealized gains (losses) on securities available for sale	Cash flow hedges	Defined Benefit Plan	Total	Unrealized gains (losses) on securities available for sale	Cash flow hedges	Defined Benefit Plan	Total
Balance at beginning of period	$1,218	$(1,645)	$(14,490)	$(14,917)	$3,209	$—	$(9,453)	$(6,244)
Other comprehensive income (loss) before reclassifications, net of tax benefit of $1,086 and $1,235	1,025	(3,042)	—	(2,017)	(2,294)	—	—	(2,294)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax benefit of $334 and $67	—	370	251	621	—	—	123	123
Other comprehensive income (loss)	1,025	(2,672)	251	(1,396)	(2,294)	—	123	(2,171)
Balance at end of period	$2,243	$(4,317)	$(14,239)	$(16,313)	$915	$—	$(9,330)	$(8,415)

	For the Nine Months Ended				For the Nine Months Ended
	June 30, 2016				June 30, 2015
	Unrealized gains (losses) on securities available for sale	Cash flow hedges	Defined Benefit Plan	Total	Unrealized gains (losses) on securities available for sale	Cash flow hedges	Defined Benefit Plan	Total
Balance at beginning of period	$1,926	$—	$(14,991)	$(13,065)	$(1,092)	$—	$(9,700)	$(10,792)
Other comprehensive income (loss) before reclassifications, net of tax benefit (expense) of $2,459 and $(1,081)	317	(4,883)	—	(4,566)	2,007	—	—	2,007
Amounts reclassified from accumulated other comprehensive income (loss), net of tax benefit of $710 and $200	—	566	752	1,318	—	—	370	370
Other comprehensive income (loss)	317	(4,317)	752	(3,248)	2,007	—	370	2,377
Balance at end of period	$2,243	$(4,317)	$(14,239)	$(16,313)	$915	$—	$(9,330)	$(8,415)

The following table presents the reclassification adjustment out of accumulated other comprehensive income included in net income and the corresponding line item on the consolidated statements of income for the periods indicated:

	Amounts Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income Components	For the Three Months Ended June 30,		For the Nine Months Ended June 30,		Line Item in the Statement of Income
	2016	2015	2016	2015
Cash flow hedges:
Interest expense, effective portion	$569	$—	$871	$—	Interest expense
Income tax benefit	(199)	—	(305)	—	Income tax expense
Net of income tax benefit	370	—	566	—

Amortization of pension plan:
Actuarial loss	386	190	1,157	570	(a)
Income tax benefit	(135)	(67)	(405)	(200)	Income tax expense
Net of income tax benefit	251	123	752	370
Total reclassifications for the period	$621	$123	$1,318	$370

(a) This item is included in the computation of net periodic pension cost. See Note 8. Defined Benefit Plan for additional disclosure.

7.	INCOME TAXES
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
The Company makes certain investments in limited partnerships which invest in affordable housing projects that qualify for the Low Income Housing Tax Credit. The Company acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnership. The Company accounts for its interests in LIHTCs using the proportional amortization method. The impact of the Company's investments in tax credit entities on the provision for income taxes was not material during the three and nine months ended June 30, 2016 and June 30, 2015.

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
The components, including an estimated settlement adjustment due to expected lump sum payments exceeding the interest cost for the year, of net periodic cost recognized in the statements of income are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Interest cost	$822	$782	$2,466	$2,347
Expected return on plan assets	(1,028)	(1,104)	(3,083)	(3,311)
Amortization of net loss	386	190	1,157	570
Estimated net loss due to settlement	—	228	—	684
Net periodic cost	$180	$96	$540	$290
There were no required minimum employer contributions during the nine months ended June 30, 2016. The Company made a voluntary contribution of $4,000 during the three months ended June 30, 2016. No minimum employer contributions are expected during the remainder of the fiscal year.

9.	EQUITY INCENTIVE PLAN
In December 2015, 393,500 options to purchase our common stock and 55,600 restricted stock units were granted to certain directors, officers and employees of the Company. The awards were made pursuant to the shareholder-approved 2008 Equity Incentive Plan.
During the nine months ended June 30, 2016 and 2015, the Company recorded $4,710 and $5,656, respectively, of stock-based compensation expense, comprised of stock option expense of $2,000 and $2,624, respectively, and restricted stock units expense of $2,710 and $3,032, respectively.
At June 30, 2016, 5,343,360 shares were subject to options, with a weighted average exercise price of $12.56 per share and a weighted average grant date fair value of $2.98 per share. Expected future expense related to the 1,632,895 non-vested options outstanding as of June 30, 2016 is $2,612 over a weighted average period of 2.4 years. At June 30, 2016, 750,503 restricted stock units, with a weighted average grant date fair value of $13.62 per unit, are unvested. Expected future compensation expense relating to the 1,189,206 restricted stock units outstanding as of June 30, 2016 is $2,968 over a weighted average period of 2.2 years. Each unit is equivalent to one share of common stock.

10.	COMMITMENTS AND CONTINGENT LIABILITIES
In the normal course of business, the Company enters into commitments with off-balance sheet risk to meet the financing needs of its customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to originate loans generally have fixed expiration dates of 60 to 360 days or other termination clauses and may require payment of a fee. Unfunded commitments related to home equity lines of credit generally expire from five to 10 years following the date that the line of credit was established, subject to various conditions, including compliance with payment obligations, adequacy of collateral securing the line and maintenance of a satisfactory credit profile by the borrower. Since some of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
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
At June 30, 2016, the Company had commitments to originate loans as follows:

Fixed-rate mortgage loans	$426,160
Adjustable-rate mortgage loans	362,285
Equity loans and lines of credit	61,076
Total	$849,521
At June 30, 2016, the Company had unfunded commitments outstanding as follows:

Equity lines of credit	$1,230,166
Construction loans	35,633
Private equity investments	12,941
Total	$1,278,740
At June 30, 2016, the unfunded commitment on home equity lines of credit, including commitments for accounts suspended as a result of material default or a decline in equity, is $1,362,207. In management's opinion, the above commitments will be funded through normal operations.
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
As permitted under the fair value guidance in U.S. GAAP, the Company elects to measure at fair value mortgage loans classified as held for sale that are subject to pending agency contracts to securitize and sell loans. This election is expected to reduce volatility in earnings related to market fluctuations between the contract trade and settlement dates. At June 30, 2016 and September 30, 2015, respectively, there were no loans held for sale subject to pending agency contracts for which the fair value option was elected. Included in the net gain on the sale of loans is $0 and $63 for the three months ending June 30, 2016 and 2015, respectively, and $0 and $(48) for the nine months ending June 30, 2016 and 2015, respectively, related to changes during the period in the fair value of loans held for sale subject to pending agency contracts.
Presented below is a discussion of the methods and significant assumptions used by the Company to estimate fair value.
Investment Securities Available for Sale—Investment securities available for sale are recorded at fair value on a recurring basis. At June 30, 2016 and September 30, 2015, respectively, this includes $530,153 and $585,053 of investments in U.S. government and agency obligations including U.S. Treasury notes and sequentially structured, highly liquid collateralized mortgage obligations issued by Fannie Mae, Freddie Mac and Ginnie Mae. Both are measured using the market approach. The fair values of treasury notes and collateralized mortgage obligations represent unadjusted price estimates obtained from third party independent nationally recognized pricing services using pricing models or quoted prices of securities with similar characteristics and are included in Level 2 of the hierarchy. Third party pricing is reviewed on a monthly basis for reasonableness based on the market knowledge and experience of company personnel that interact daily with the markets for these types of securities.
Mortgage Loans Held for Sale—The fair value of mortgage loans held for sale is estimated on an aggregate basis using a market approach based on quoted secondary market pricing for loan portfolios with similar characteristics. Loans held for sale are carried at the lower of cost or fair value except, as described above, the Company elects the fair value measurement option for mortgage loans held for sale subject to pending agency contracts to securitize and sell loans. Loans held for sale are included in Level 2 of the hierarchy. At June 30, 2016 and September 30, 2015 there were $346 and $116, respectively, of loans held for sale carried at cost.
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
Loans held for investment that have been restructured in TDRs and are performing according to the restructured terms of the loan agreement are individually evaluated for impairment using the present value of future cash flows based on the loan’s effective interest rate, which is not a fair value measurement. At June 30, 2016 and September 30, 2015, respectively, this included $102,678 and $103,777 in recorded investment of TDRs with related allowances for loss of $13,390 and $14,117.
Real Estate Owned—Real estate owned includes real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of the cost basis or fair value less estimated costs to dispose. Fair value is estimated under the market approach using independent third party appraisals. As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions. At June 30, 2016 and September 30, 2015, these adjustments were not significant to reported fair values. At June 30, 2016 and September 30, 2015, respectively, $6,073 and $15,094 of real estate owned is included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis where the cost basis equals or exceeds the estimate of fair values less costs to dispose of these properties. Real estate owned, as reported in the Consolidated Statements of Condition, includes estimated costs to dispose of $733 and $1,756 related to properties measured at fair value and $3,842 and $4,154 of properties carried at their original or adjusted cost basis at June 30, 2016 and September 30, 2015, respectively.
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
Assets and liabilities carried at fair value on a recurring basis in the Consolidated Statements of Condition at June 30, 2016 and September 30, 2015 are summarized below.

		Recurring Fair Value Measurements at Reporting Date Using
	June 30, 2016	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available for sale:
REMICs	$520,089	$—	$520,089	$—
Fannie Mae certificates	10,064	—	10,064	—
Derivatives:
Interest rate lock commitments	139	—	—	139
Total	$530,292	$—	$530,153	$139

Liabilities
Derivatives:
Interest rate swaps	$6,641	$—	$6,641	$—
Total	$6,641	$—	$6,641	$—

		Recurring Fair Value Measurements at Reporting Date Using
	September 30, 2015	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available for sale:
U.S. government and agency obligations	$2,002	$—	$2,002	$—
REMICs	572,451	—	572,451	—
Fannie Mae certificates	10,600	—	10,600	—
Derivatives:
Interest rate lock commitments	79	—	—	79
Total	$585,132	$—	$585,053	$79

The table below presents a reconciliation of the beginning and ending balances and the location within the Consolidated Statements of Income where gains (losses) due to changes in fair value are recognized on interest rate lock commitments which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Beginning balance	$104	$169	$79	$59
Gain (loss) during the period due to changes in fair value:
Included in other non-interest income	35	(83)	60	27
Ending balance	$139	$86	$139	$86
Change in unrealized gains for the period included in earnings for assets held at end of the reporting date	$139	$86	$139	$86
Summarized in the tables below are those assets measured at fair value on a nonrecurring basis. This includes loans held for investment that are individually evaluated for impairment, excluding performing TDRs valued using the present value of cash flow method, and properties included in real estate owned that are carried at fair value less estimated costs to dispose at the reporting date.

		Nonrecurring Fair Value Measurements at Reporting Date Using
	June 30, 2016	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Impaired loans, net of allowance	$94,859	$—	$—	$94,859
Real estate owned(1)	6,073	—	—	6,073
Total	$100,932	$—	$—	$100,932

(1)	Amounts represent fair value measurements of properties before deducting estimated costs to dispose.

		Nonrecurring Fair Value Measurements at Reporting Date Using
	September 30, 2015	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Impaired loans, net of allowance	$108,194	$—	$—	$108,194
Real estate owned(1)	15,094	—	—	15,094
Total	$123,288	$—	$—	$123,288

(1)	Amounts represent fair value measurements of properties before deducting estimated costs to dispose.
The following provides quantitative information about significant unobservable inputs categorized within Level 3 of the Fair Value Hierarchy.

	Fair Value						Weighted
	6/30/2016	Valuation Technique(s)	Unobservable Input	Range			Average
Impaired loans, net of allowance	$94,859	Market comparables of collateral discounted to estimated net proceeds	Discount appraised value to estimated net proceeds based on historical experience:
			• Residential Properties	0	-	24%	8.2%

Interest rate lock commitments	$139	Quoted Secondary Market pricing	Closure rate	0	-	100%	91.8%

	Fair Value						Weighted
	9/30/2015	Valuation Technique(s)	Unobservable Input	Range			Average
Impaired loans, net of allowance	$108,194	Market comparables of collateral discounted to estimated net proceeds	Discount appraised value to estimated net proceeds based on historical experience:
			• Residential Properties	0	-	24%	8.0%

Interest rate lock commitments	$79	Quoted Secondary Market pricing	Closure rate	0	-	100%	78.7%
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

	June 30, 2016
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and due from banks	$29,990	$29,990	$29,990	$—	$—
Interest earning cash equivalents	171,323	171,323	171,323	—	—
Investment securities available for sale	530,153	530,153	—	530,153	—
Mortgage loans held for sale	346	363	—	363	—
Loans, net:
Mortgage loans held for investment	11,437,552	12,013,374	—	—	12,013,374
Other loans	2,957	3,126	—	—	3,126
Federal Home Loan Bank stock	69,853	69,853	N/A	—	—
Accrued interest receivable	32,603	32,603	—	32,603	—
Private equity investments	93	93	—	—	93
Cash collateral held by counterparty	12,757	12,757	12,757	—	—
Derivatives	139	139	—	—	139
Liabilities:
NOW and passbook accounts	$2,509,012	$2,509,012	$—	$2,509,012	$—
Certificates of deposit	5,859,888	5,892,600	—	5,892,600	—
Borrowed funds	2,442,892	2,472,807	—	2,472,807	—
Borrowers’ advances for taxes and insurance	48,149	48,149	—	48,149	—
Principal, interest and escrow owed on loans serviced	34,585	34,585	—	34,585	—
Derivatives	6,641	6,641	—	6,641	—

	September 30, 2015
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and due from banks	$22,428	$22,428	$22,428	$—	$—
Interest earning cash equivalents	132,941	132,941	132,941	—	—
Investment securities available for sale	585,053	585,053	—	585,053	—
Mortgage loans held for sale	116	119	—	119	—
Loans, net:
Mortgage loans held for investment	11,184,115	11,650,701	—	—	11,650,701
Other loans	3,468	3,645	—	—	3,645
Federal Home Loan Bank stock	69,470	69,470	N/A	—	—
Accrued interest receivable	32,490	32,490	—	32,490	—
Private equity investments	255	255	—	—	255
Derivatives	79	79	—	—	79
Liabilities:
NOW and passbook accounts	$2,605,391	$2,605,391	$—	$2,605,391	$—
Certificates of deposit	5,680,467	5,634,860	—	5,634,860	—
Borrowed funds	2,168,627	2,196,476	—	2,196,476	—
Borrowers’ advances for taxes and insurance	86,292	86,292	—	86,292	—
Principal, interest and escrow owed on loans serviced	49,493	49,493	—	49,493	—
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
The following table presents additional information about the interest rate swaps used in the Company's asset liability management strategy at June 30, 2016. The Company had no swap positions at September 30, 2015.

		Average		Weighted-Average Rate
		Maturity
	Notional Value	(in years)	Fair Value	Receive	Pay
Cash flow hedges - Interest rate swaps
Pay fixed/receive float	$475,000	4.7	$(6,641)	0.64%	1.24%

Amounts reported in AOCI related to derivatives are reclassified to interest expense during the same period in which the hedged transaction affects earnings. During the next twelve months, the Company estimates that $2,191 will be reclassified to interest expense.
The Company enters into forward commitments for the sale of mortgage loans principally to protect against the risk of adverse interest rate movements on net income. The Company recognizes the fair value of such contracts when the characteristics of those contracts meet the definition of a derivative. These derivatives are not designated in a hedging relationship; therefore, gains and losses are recognized immediately in the statement of income. There were no forward commitments for the sale of mortgage loans at June 30, 2016 or September 30, 2015.
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

	Asset Derivatives
	June 30, 2016		September 30, 2015
	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments
Interest rate lock commitments	Other Assets	$139	Other Assets	$79

	Liability Derivatives
	June 30, 2016		September 30, 2015
	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments
Cash flow hedges:
Interest rate swaps	Other Liabilities	$6,641	Other Liabilities	$—

The following tables present the net gains and losses recorded within the Consolidated Statements of Income and the Consolidated Statements of Comprehensive Income relating to derivative instruments.

		Three Months Ended		Nine Months Ended
	Location of Gain or (Loss)	June 30,		June 30,
	Recognized in Income	2016	2015	2016	2015
Cash flow hedges
Amount of loss recognized, effective portion	Other comprehensive income	$(4,679)	$—	$(7,512)	$—
Amount of loss reclassified from AOCI	Interest expense	(569)	—	(871)	—
Amount of ineffectiveness recognized	Other non-interest income	—	—	—	—

Derivatives not designated as hedging instruments
Interest rate lock commitments	Other non-interest income	$35	$(83)	$60	$27
Forward commitments for the sale of mortgage loans	Net gain on the sale of loans	—	(5)	—	9
Total		$35	$(88)	$60	$36

Derivatives contain an element of credit risk which arises from the possibility that the Company will incur a loss because a counterparty fails to meet its contractual obligations. The Company's exposure is limited to the replacement value of the contracts rather than the notional or principal amounts. Credit risk is minimized through counterparty collateral, transaction limits and monitoring procedures. Swap transactions that are handled by a registered clearing broker are cleared though the broker to a registered clearing organization. The clearing organization establishes daily cash and upfront cash or securities margin requirements to cover potential exposure in the event of default. This process shifts the risk away from the counterparty, since the clearing organization acts as the middleman on each cleared transaction. The fair values of derivative instruments are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements. Cash collateral payables or receivables associated with the derivative instruments are not added to or netted against the fair value amounts. The Company’s interest rate swaps are cleared through a registered clearing broker. At June 30, 2016 and September 30, 2015, the balance of collateral posted by the Company for derivative liabilities was $12,757 and $0, respectively.

13.	RECENT ACCOUNTING PRONOUNCEMENTS
Pending as of June 30, 2016
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments in this Update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and require consideration of a broader range of information, including reasonably supportable forecasts, in the measurement of expected credit losses. The amendments expand disclosures of credit quality indicators, requiring disaggregation by year of origination (vintage). Additionally, credit losses on available for sale debt securities will be recognized as an allowance rather than a write-down, with reversals permitted as credit loss estimates decline. An entity will apply the amendments in this Update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). For public business entities that are SEC filers, the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that this accounting guidance may have on its financial condition or results of operations.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. Under the ASU, an entity recognizes all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement. This change eliminates the notion of the APIC pool and reduces the complexity and cost of accounting for excess tax benefits and tax deficiencies. Excess tax benefits and tax deficiencies are considered discrete items in the reporting period they occur and are not included in the estimate of an entity’s annual effective tax rate. Additionally, this update permits an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur. This accounting guidance is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted. The Company plans to early adopt the standard effective October 1, 2016 and is currently evaluating the full effect that this accounting guidance will have on its financial condition or results of operations.
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
In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810), Amendments to the Consolidation Analysis. This accounting guidance changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The new guidance amends the current accounting guidance to address limited partnerships and similar legal entities, certain investment funds, fees paid to a decision maker or service provider, and the impact of fee arrangements and related parties on the primary beneficiary determination. This accounting guidance will be effective for annual periods beginning after December 15, 2015. Early adoption is permitted. A reporting entity may apply the ASU by using a modified retrospective approach (by recording a cumulative-effect adjustment to equity as of the beginning of the year of adoption) or a full retrospective approach (by restating all periods presented). The Company will adopt this guidance for the annual period beginning October 1, 2016. The adoption of this accounting guidance is not expected to have a material effect on the Company's financial condition or results of operations.
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
Controlling Our Interest Rate Risk Exposure. Although the significant housing and credit quality issues that arose in connection with the 2008 financial crisis had a distinctly negative effect on our operating results and, as described below, that experience made a lasting impression on our risk awareness, historically our greatest risk has been our exposure to changes in interest rates. When we hold long-term, fixed-rate assets, funded by liabilities with shorter re-pricing characteristics, we are exposed to potentially adverse impacts from changing interest rates, and most notably rising interest rates. Generally, and particularly over extended periods of time that encompass full economic cycles, interest rates associated with longer-term assets, like fixed-rate mortgages, have been higher than interest rates associated with shorter-term funding sources, like deposits. This difference has been an important component of our net interest income and is fundamental to our operations. We manage the risk of holding longer-term, fixed-rate mortgage assets primarily by maintaining the levels of regulatory capital required to be well capitalized, by promoting adjustable-rate loans and shorter-term, fixed-rate loans, and by opportunistically extending the duration of our funding sources.
Levels of Regulatory Capital
At June 30, 2016, the Company’s Tier 1 (leverage) capital totaled $1.68 billion, or 13.48% of net average assets and 24.35% of risk-weighted assets, while the Association’s Tier 1 (leverage) capital totaled $1.46 billion, or 11.77% of net average assets and 21.32% of risk-weighted assets. Each of these measures was more than twice the requirements currently in effect for the Association for designation as “well capitalized” under regulatory prompt corrective action provisions, which set minimum levels of 5.00% of net average assets and 8.00% of risk-weighted assets. Refer to the Liquidity and Capital Resources of this Item 2 for additional discussion regarding regulatory capital requirements.
Promotion of Adjustable-Rate Loans and Shorter-Term, Fixed-Rate Loans
In July 2010, we began marketing an adjustable-rate mortgage loan that provides us with improved interest rate risk characteristics when compared to a 30-year, fixed-rate mortgage loan. Our “Smart Rate” adjustable rate mortgage offers borrowers an interest rate lower than that of a 30-year, fixed-rate loan. The interest rate in the Smart Rate mortgage is locked for three or five years then resets annually. The Smart Rate mortgage contains a feature to re-lock the rate an unlimited number of times at our then current interest rate and fee schedule, for another three or five years (which must be the same as the original lock period) without having to complete a full refinance transaction. Re-lock eligibility is subject to a satisfactory payment performance history by the borrower (current at the time of re-lock, and no foreclosures or bankruptcies since the Smart Rate application was taken). In addition to a satisfactory payment history, re-lock eligibility requires that the property continues to be the borrower’s primary residence. The loan term cannot be extended in connection with a re-lock nor can new funds be advanced. All interest rate caps and floors remain as originated.
Beginning in the latter portion of fiscal 2012, we began to feature a ten-year, fully amortizing fixed-rate, first mortgage loan in our product promotions. The ten-year, fixed-rate loan has a less severe interest rate risk profile when compared to loans with fixed-rate terms of 15 to 30 years and helps us to more effectively manage our interest rate risk exposure, yet provides our borrowers with the certainty of a fixed interest rate throughout the life of the obligation.

The following tables set forth our first mortgage loan production and balances segregated by loan structure at origination.

	For the Nine Months Ended June 30, 2016		For the Nine Months Ended June 30, 2015
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
First Mortgage Loan Originations:
ARM	$758,135	44.4%	$710,804	43.4%
Fixed-rate:
Terms less than or equal to 10 years	434,648	25.5	479,721	29.3
Terms greater than 10 years	514,415	30.1	448,468	27.3
Total fixed-rate	949,063	55.6	928,189	56.6
Total First Mortgage Loan Originations:	$1,707,198	100.0%	$1,638,993	100.0%

	June 30, 2016		June 30, 2015
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential Mortgage Loans Held For Investment, at the indicated dates:
ARMs	$4,095,747	41.3%	$3,730,648	39.6%
Fixed-rate:
Terms less than or equal to 10 years	2,018,601	20.4	1,772,000	18.8
Terms greater than 10 years	3,801,920	38.3	3,908,834	41.6
Total fixed-rate	5,820,521	58.7	5,680,834	60.4
Total Residential Mortgage Loans Held For Investment:	$9,916,268	100.0%	$9,411,482	100.0%
The following table sets forth the balances as of June 30, 2016 for all ARM loans segregated by the next scheduled interest rate reset date.

Current Balance of ARM Loans Scheduled for Interest Rate Reset
During the Fiscal Years Ending September 30,	(In thousands)
2016	$73
2017	557,540
2018	802,877
2019	745,516
2020	758,848
2021	1,230,893
Total	$4,095,747
At June 30, 2016 and September 30, 2015, mortgage loans held for sale, all of which were long-term, fixed-rate first mortgage loans and all of which were held for sale to Fannie Mae, totaled $0.3 million and $0.1 million, respectively.

Extending the Duration of Funding Sources
As a complement to our strategies to shorten the duration of our interest earning assets, as described above, we also seek to lengthen the duration of our interest bearing funding sources. These efforts include monitoring the relative costs of alternative funding sources such as retail deposits, brokered certificates of deposit, longer-term (e.g. four to six years) fixed rate advances from the FHLB of Cincinnati, and shorter-term (e.g. three months) advances from the FHLB of Cincinnati, the durations of which are extended by correlated interest rate exchange contracts. Each funding alternative is monitored and evaluated based on its effective interest payment rate, options exercisable by the creditor (early withdrawal, right to call, etc.), and collateral requirements. The interest payment rate is a function of market influences that are specific to the nuances and market competitiveness/breadth of each funding source. Generally, early withdrawal options are available to our retail CD customers but not to holders of brokered CDs; issuer call options are not provided on our advances from the FHLB of Cincinnati; and we are not subject to early termination options with respect to our interest rate exchange contracts. Additionally, collateral pledges are not provided with respect to our retail CDs or our brokered CDs; but are required for our advances from the FHLB of Cincinnati as well as for our interest rate exchange contracts.
During the nine months ended June 30, 2016, the composition of our duration-extending funding sources changed as follows: the balance of retail CDs increased $159.0 million while the balance of brokered CDs increased $20.3 million. Additionally during the nine months ended June 30, 2016, we added $40.3 million of new, longer-term advances from the FHLB of Cincinnati; and we added $325.0 million of new, shorter-term advances from the FHLB of Cincinnati that were matched/correlated to interest rate exchange contracts that extended the effective durations of those shorter-term advances to approximately five years. These funding source modifications facilitated asset growth of $255.5 million and funded stock repurchases of $94.6 million and stock dividends of $16.8 million.
Other Interest Rate Risk Management Tools
In years prior to fiscal 2010, in addition to maintaining the levels of regulatory capital required to be well capitalized, we also managed interest rate risk by actively selling long-term, fixed-rate mortgage loans in the secondary market, a strategy pursuant to which we were able to modulate the amount of long-term, fixed-rate loans held in our portfolio. At June 30, 2016, we serviced $2.03 billion of loans for others. Also prior to fiscal 2010, we actively marketed home equity lines of credit, which carried an adjustable rate of interest indexed to the prime rate and provided interest rate sensitivity to that portion of our assets. In light of the economic and regulatory environments that existed between 2010 and 2012, neither of these strategies were utilized during that period in managing our interest rate risk exposure.
Beginning in March 2012, the Association offered redesigned home equity lines of credit subject to certain property and credit performance conditions. Through these redesigned products, we have begun the process of re-establishing home equity line of credit lending as a meaningful strategy used to manage our interest rate risk profile. At June 30, 2016, home equity lines of credit totaled $1.35 billion. Our home equity lending is discussed in the Allowance for Loan Losses section of the Critical Accounting Policies that follows this Overview.
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
Monitoring and Limiting Our Credit Risk. While, historically, we had been successful in limiting our credit risk exposure by generally imposing high credit standards with respect to lending, the confluence of unfavorable regional and macro-economic events that culminated in the 2008 housing market collapse and financial crisis, coupled with our pre-2010 expanded participation in the second lien mortgage lending markets, significantly refocused our attention with respect to credit risk. In response to the evolving economic landscape, we continuously revise and update our quarterly analysis and evaluation procedures, as needed, for each category of our lending with the objective of identifying and recognizing all appropriate credit impairments. At June 30, 2016, 91% of our assets consisted of residential real estate loans (both “held for sale” and “held for investment”) and home equity loans and lines of credit, which were originated predominantly to borrowers in Ohio and Florida. Our analytic procedures and evaluations include specific reviews of all home equity loans and lines of credit that become 90 or more days past due, as well as specific reviews of all first mortgage loans that become 180 or more days past due. We transfer performing home equity lines of credit subordinate to first mortgages delinquent greater than 90 days to non-accrual status. We also charge-off performing loans to collateral value and classify those loans as non-accrual within 60 days of notification of all borrowers filing Chapter 7 bankruptcy, that have not reaffirmed or been dismissed, regardless of how long the loans have been performing. Loans where at least one borrower has been discharged of their obligation in Chapter 7 bankruptcy, are classified as TDRs. At June 30, 2016, $42.4 million of loans in Chapter 7 bankruptcy status were included in total TDRs. At June 30, 2016, the recorded investment in non-accrual status loans included $41.2 million of performing loans in Chapter 7 bankruptcy status, of which $39.0 million were also reported as TDRs.
In response to the unfavorable regional and macro-economic environment that arose beginning in 2008, and in an effort to limit our credit risk exposure and improve the credit performance of new customers, we tightened our credit eligibility criteria in evaluating a borrower’s ability to successfully fulfill his or her repayment obligation and we revised the design of many of our loan products to require higher borrower down-payments, limited the products available for condominiums, eliminated certain product features (such as interest-only adjustable-rate loans and loans above certain LTV ratios), and we previously suspended home equity lending products with the exception of bridge loans between June 2010 and March 2012. The delinquency level related to loan originations prior to 2009, compared to originations in 2009 and after, reflect the higher credit standards to which we have subjected all new originations. As of June 30, 2016, loans originated prior to 2009 had a balance of $2.21 billion, of which $47.5 million, or 2.2%, were delinquent, while loans originated in 2009 and after had a balance of $9.30 billion, of which $5.6 million, or 0.1%, were delinquent.
One aspect of our credit risk concern relates to high concentrations of our loans that are secured by residential real estate in specific states, such as Ohio and Florida, particularly in light of the difficulties that arose in connection with the 2008 housing crisis with respect to the real estate markets in those two states. At June 30, 2016, approximately 60.2% and 16.6% of the combined total of our residential Core and construction loans held for investment were secured by properties in Ohio and Florida, respectively. Our 30 or more days delinquency ratios on those loans in Ohio and Florida at June 30, 2016 were 0.4% and 0.3%, respectively. Our 30 or more days delinquency ratio for the Core portfolio was 0.3% at June 30, 2016. Also, at June 30, 2016, approximately 39.0% and 24.6% of our home equity loans and lines of credit were secured by properties in Ohio and Florida, respectively. Our 30 days or more delinquency ratios on those loans in Ohio and Florida at June 30, 2016 were 0.7% and 1.3%, respectively. Our 30 or more days delinquency ratio for the home equity loans and lines of credit portfolio at June 30, 2016 was 0.8%. While we focus our attention on, and are concerned with respect to the resolution of all loan delinquencies, our highest concern relates to loans that are secured by properties in Florida. The "Loan Portfolio Composition" portion of this Overview section and the “Allowance for Loan Losses” portion of the Critical Accounting Policies section that immediately follows this Overview, provide extensive details regarding our loan portfolio composition, delinquency statistics, our methodology in evaluating our loan loss provisions and the adequacy of our allowance for loan losses. In an effort to moderate the concentration of our credit risk exposure in individual states, particularly Ohio and Florida, we have utilized direct mail marketing, our internet site and our customer service call center to extend our lending activities to other attractive geographic locations. Currently, in addition to Ohio and Florida, we are actively lending in 19 other states and the District of Columbia, and as a result of that activity, the concentration ratios of the combined total of our residential Core and construction loans held for investment for Ohio and Florida, as disclosed earlier in this paragraph, have trended downward from their September 30, 2010 levels when the concentrations were 79.1% in Ohio and 19.0% in Florida. Of the total mortgage and equity loan originations for the nine months ended June 30, 2016, 34.5% are secured by properties in states other than Ohio or Florida.
Our residential Home Today loans are another area of credit risk concern. Although the principal balance in these loans had declined to $125.5 million at June 30, 2016, and constituted only 1.1% of our total “held for investment” loan portfolio balance, these loans comprised 25.3% and 27.4% of our 90 days or greater delinquencies and our total delinquencies, respectively, at that date. At June 30, 2016, approximately 95.4% and 4.4% of our residential Home Today loans were secured by properties in Ohio and Florida, respectively. At June 30, 2016, the percentages of those loans delinquent 30 days or more in Ohio and Florida were 11.8% and 9.8%, respectively. The disparity between the portfolio composition ratio and delinquency composition ratio reflects the nature of the Home Today loans. We do not offer, and have not offered, loan products frequently considered to be designed to target sub-prime borrowers containing features such as higher fees or higher rates, negative amortization, or low initial payment features with adjustable interest rates. Our Home Today loans, the majority of which were entered into with borrowers that had credit profiles that would not have otherwise qualified for our loan products due to deficient credit scores, generally contained the same features as loans offered to our Core borrowers. The overriding objective of our Home Today lending, just as it is with our Core lending, was and continues to be the creation of successful homeowners. We have attempted to manage our Home Today credit risk by requiring that borrowers attend pre- and post-borrowing financial management education and counseling and that the borrowers be referred to us by a sponsoring organization with which we have partnered. Further, to manage the credit aspect of these loans, inasmuch as the majority of these buyers do not have sufficient funds for required down payments, many loans include private mortgage insurance. At June 30, 2016, 28.3% of Home Today loans included private mortgage insurance coverage. From a peak recorded investment of $306.6 million at December 31, 2007, the total recorded investment of the Home Today portfolio has declined to $124.0 million at June 30, 2016. This trend generally reflects the evolving conditions in the mortgage real estate market and the tightening of standards imposed by issuers of private mortgage insurance. As part of our effort to manage credit risk, effective March 27, 2009, the Home Today underwriting guidelines were revised to be substantially the same as our traditional mortgage product. At June 30, 2016, the recorded investment in Home Today loans originated subsequent to March 27, 2009 was $3.4 million. Although we are actively pursuing multiple new initiatives to identify and engage potential Home Today borrowers, we expect, that at least for the near term, the Home Today portfolio will continue to decline in balance due to contractual amortization exceeding originations.
Maintaining Access to Adequate Liquidity and Diverse Funding Sources. For most insured depositories, customer and community confidence are critical to their ability to maintain access to adequate liquidity and to conduct business in an orderly fashion. We believe that a well capitalized institution is one of the most important factors in nurturing customer and community confidence. Accordingly, we have managed the pace of our growth in a manner that reflects our emphasis on high capital levels. At June 30, 2016, the Association’s ratio of Tier 1 (leverage) capital to net average assets (a basic industry measure that deems

5.00% or above to represent a “well capitalized” status) was 11.77%. The Association's current Tier 1 (leverage) capital ratio is lower than its ratio at September 30, 2015, which was 12.78%, due primarily to:

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
In managing its level of liquidity, the Company monitors available funding sources, which include attracting new deposits (including brokered CDs), borrowings from others, the conversion of assets to cash and the generation of funds through profitable operations. The Company has traditionally relied on retail deposits as its primary means in meeting its funding needs. At June 30, 2016, deposits totaled $8.37 billion (including $539.8 million of brokered CDs), while borrowings totaled $2.44 billion and borrowers’ advances and servicing escrows totaled $82.7 million, combined. In evaluating funding sources, we consider many factors, including cost, duration, current availability, expected sustainability, impact on operations and capital levels.
To attract deposits, we offer our customers attractive rates of return on our deposit products. Our deposit products typically offer rates that are highly competitive with the rates on similar products offered by other financial institutions. We intend to continue this practice, subject to market conditions.
We preserve the availability of alternative funding sources through various mechanisms. First, by maintaining high capital levels, we retain the flexibility to increase our balance sheet size without jeopardizing our capital adequacy. Effectively, this permits us to increase the rates that we offer on our deposit products thereby attracting more potential customers. Second, we pledge available real estate mortgage loans and investment securities with the FHLB of Cincinnati and the FRB-Cleveland. At June 30, 2016, these collateral pledge support arrangements provided the Association with the ability to immediately borrow an additional $308.2 million from the FHLB of Cincinnati and $98.4 million from the FRB-Cleveland Discount Window. From the perspective of collateral value securing FHLB of Cincinnati advances, our capacity limit for additional borrowings beyond the immediately available limits at June 30, 2016 was $5.24 billion, subject to satisfaction of the FHLB of Cincinnati common stock ownership requirement. To satisfy the common stock ownership requirement we would need to increase our ownership of FHLB of Cincinnati common stock by an additional $104.8 million. Third, we invest in high quality marketable securities that exhibit limited market price variability, and to the extent that they are not needed as collateral for borrowings, can be sold in the institutional market and converted to cash. At June 30, 2016, our investment securities portfolio totaled $530.2 million. Finally, cash flows from operating activities have been a regular source of funds. During the nine months ended June 30, 2016 and 2015, cash flows from operations totaled $55.0 million and $76.2 million, respectively.
Historically, a portion of the residential first mortgage loans that we originated were considered to be highly liquid as they were eligible for delivery/sale to Fannie Mae. However, due to delivery requirement changes imposed by Fannie Mae during and subsequent to the 2008 financial crisis, effective July 1, 2010, that was no longer an available source of liquidity for the Company. In response to Fannie Mae's delivery requirement changes, during fiscal 2013 we took the following measures: (1) we completed $276.9 million of non-agency eligible, whole loan sales, all on a servicing retained basis; and (2) we implemented certain loan origination changes required by Fannie Mae, which resulted in our November 15, 2013 reinstatement as an approved seller to Fannie Mae. The non-agency sales, which included both fixed-rate and Smart Rate loans, demonstrated that, with adequate lead time, the majority of our residential, first mortgage loan portfolio could be available for liquidity management purposes. Also, implementation of the loan origination changes required by Fannie Mae, to which a portion of our loan production will be subjected, elevates the level of liquidity available for those loans. At June 30, 2016, $0.3 million of agency eligible, long-term, fixed-rate first mortgage loans were classified as “held for sale”. During the nine months ended June 30, 2016, $12.0 million of agency-compliant HARP II loans and $109.1 million of long-term, fixed-rate, agency-compliant, non-HARP II first mortgage loans were sold to Fannie Mae. In addition to the loan sales to Fannie Mae, during the nine months ended June 30, 2016, $30.0 million of long-term, fixed-rate loans were sold to the FHLB of Cincinnati, under their Mortgage Purchase Program.
Overall, while customer and community confidence can never be assured, the Company believes that its liquidity is adequate and that it has access to adequate alternative funding sources.

Monitoring and Controlling Operating Expenses. We continue to focus on managing operating expenses. Our ratio of non-interest expense to average assets was 1.49% for the nine months ended June 30, 2016 and 1.48% for the nine months ended June 30, 2015. As of June 30, 2016, our average assets per full-time employee and our average deposits per full-time employee were $12.4 million and $8.2 million, respectively. We believe that each of these measures compares favorably with the averages for our peer group. Our average deposits (exclusive of brokered CDs) held at our branch offices ($206.0 million per branch office as of June 30, 2016) contribute to our expense management efforts by limiting the overhead costs of serving our deposit customers. We will continue our efforts to control operating expenses as we grow our business.

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

When loan restructurings qualify as TDRs and the loans are performing according to the terms of the restructuring, we record an IVA based on the present value of expected future cash flows, which includes a factor for subsequent potential defaults, discounted at the effective interest rate of the original loan contract. Potential defaults are distinguished from multiple restructurings as borrowers who default are generally not eligible for subsequent restructurings. At June 30, 2016, the balance of such individual valuation allowances was $13.4 million. In instances when loans require more than one restructuring, additional valuation allowances may be required. The new valuation allowance on a loan that has been restructured more than once is calculated based on the present value of the expected cash flows, discounted at the effective interest rate of the original loan contract, considering the new terms of the restructured agreement. Due to the immaterial amount of this exposure to date, we continue to capture this exposure as a component of our qualitative GVA evaluation. The significance of this exposure will be monitored and, if warranted, we will enhance our loan loss methodology to include a new default factor (developed to reflect the estimated impact to the balance of the allowance for loan losses that will occur as a result of subsequent future restructurings) that will be assessed against all loans reviewed collectively. If new default factors are implemented, the qualitative GVA methodology will be adjusted to preclude duplicative loss consideration.
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
Home equity loans and lines of credit generally have higher credit risk than traditional residential mortgage loans. These loans and credit lines are usually in a second lien position and when combined with the first mortgage, result in generally higher overall loan-to-value ratios. In a stressed housing market with high delinquencies and eroded housing prices, as arose beginning in 2008, these higher loan-to-value ratios represent a greater risk of loss to the Company. In general, a borrower with more equity in the property has more of a vested interest in keeping the loan current compared to a borrower with little or no equity in the property. In light of the past weakness in the housing market, the historical level of delinquencies and the current uncertainty with respect to future employment levels and economic prospects, we currently conduct an expanded loan level evaluation of our home equity loans and lines of credit, including bridge loans, which are delinquent 90 days or more. This expanded evaluation is in addition to our traditional evaluation procedures. Our home equity loans and lines of credit portfolio continues to comprise a significant portion of our net charge-offs, although the level of home equity loans and lines of credit charge-offs has receded over the last year from levels previously experienced. At June 30, 2016, we had a recorded investment of $1.56 billion in home equity loans and equity lines of credit outstanding, $5.5 million, or 0.4%, of which were 90 days or more past due.
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

	June 30, 2016			March 31, 2016
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential Core	$17,269	26.7%	85.0%	$18,610	27.3%	84.6%
Residential Home Today	8,821	13.6	1.1	9,761	14.3	1.1
Home equity loans and lines of credit	38,667	59.7	13.4	39,925	58.4	13.8
Construction	9	—	0.5	11	—	0.5
Total allowance	$64,766	100.0%	100.0%	$68,307	100.0%	100.0%

	September 30, 2015			June 30, 2015
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential Core	$22,596	31.6%	83.9%	$25,955	33.8%	83.5%
Residential Home Today	9,997	14.0	1.2	11,079	14.4	1.2
Home equity loans and lines of credit	38,926	54.4	14.4	39,834	51.8	14.8
Construction	35	—	0.5	36	—	0.5
Total allowance	$71,554	100.0%	100.0%	$76,904	100.0%	100.0%

The following table sets forth activity in our allowance for loan losses segregated by geographic location for the periods indicated. The majority of our construction loan portfolio is secured by properties located in Ohio and the balances of other consumer loans are considered immaterial, therefore neither is segregated by geography.

	As of and For the Three Months Ended June 30,		As of and For the Nine Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Allowance balance (beginning of the period)	$68,307	$77,093	$71,554	$81,362
Charge-offs:
Real estate loans:
Residential Core
Ohio	753	1,244	2,658	3,665
Florida	194	201	773	1,360
Other	8	27	72	631
Total Residential Core	955	1,472	3,503	5,656
Residential Home Today
Ohio	462	864	1,834	2,401
Florida	47	46	113	172
Total Residential Home Today	509	910	1,947	2,573
Home equity loans and lines of credit
Ohio	1,022	1,245	2,585	4,094
Florida	622	554	2,058	3,316
California	—	157	57	465
Other	591	—	1,386	834
Total Home equity loans and lines of credit	2,235	1,956	6,086	8,709
Total charge-offs	3,699	4,338	11,536	16,938
Recoveries:
Real estate loans:
Residential Core	638	1,567	2,986	3,587
Residential Home Today	386	609	1,126	1,039
Home equity loans and lines of credit	2,134	1,973	5,636	4,684
Construction	—	—	—	170
Total recoveries	3,158	4,149	9,748	9,480
Net charge-offs	(541)	(189)	(1,788)	(7,458)
Provision for loan losses	(3,000)	—	(5,000)	3,000
Allowance balance (end of the period)	$64,766	$76,904	$64,766	$76,904
Ratios:
Net charge-offs (annualized) to average loans outstanding	0.02%	0.01%	0.03%	0.09%
Allowance for loan losses to non-accrual loans at end of the period	69.97%	66.61%	69.97%	66.61%
Allowance for loan losses to the total recorded investment in loans at end of the period	0.56%	0.69%	0.56%	0.69%
The net charge-offs of $1.8 million during the nine months ended June 30, 2016 decreased from $7.5 million during the nine months ended June 30, 2015, as credit quality continued to improve during the current fiscal year.
We continue to evaluate loans becoming delinquent for potential losses and record provisions for our estimate of those losses. We expect a moderate level of charge-offs to continue as delinquent loans are resolved in the future and uncollected balances are charged against the allowance.

During the three months ended June 30, 2016, the total allowance for loan losses decreased $3.5 million, to $64.8 million from $68.3 million at March 31, 2016, as we recorded a negative $3.0 million provision for loan losses. Also during those three months, loan charge-offs exceeded recoveries by $0.5 million. The allowance for loan losses related to loans evaluated collectively decreased by $2.6 million during the three months ended June 30, 2016, and the allowance for loan losses related to loans evaluated individually decreased by approximately $0.9 million. Refer to the "analysis of the allowance for loan losses" and "activity in the allowance for loan losses" tables in Note 4 of the Notes to the Unaudited Interim Consolidated Financial Statements for more information. Other than the less significant construction and other consumer loans segments, changes during the three months ended June 30, 2016 in the balances of the GVAs, excluding changes in IVAs, related to the significant loan segments are described as follows:

•
Residential Core – The recorded investment of this segment of the loan portfolio increased 1.8%, or $172.5 million, during the quarter, while the total allowance for loan losses for this segment decreased 7.2% or $1.3 million. The portion of this loan segment’s allowance for loan losses that was determined by evaluating groups of loans collectively (i.e. those loans that were not individually evaluated), decreased 6.7%, or $0.6 million, to $8.3 million at June 30, 2016 from $8.9 million at March 31, 2016. The ratio of this portion of the allowance for loan losses to the total balance of loans in this loan segment that were evaluated collectively remained at 0.09% at June 30, 2016 compared to March 31, 2016. Total delinquencies decreased 9.7% to $26.9 million at June 30, 2016 from $29.7 million at March 31, 2016. While loans 90 or more days delinquent decreased 14.3% to $16.8 million at June 30, 2016 from $19.6 million at March 31, 2016, loans 30 to 89 days delinquent decreased by 0.9%. The amount of net charge-offs for the quarter ended June 30, 2016 were greater at $0.3 million of net charge-offs as compared to $0.1 million of net recoveries during the quarter ended June 30, 2015. The credit profile of this portfolio segment improved during the quarter due to the addition of high credit quality, residential first mortgage loans. As there continues to be a consistent improving trend in this portfolio, we believe reductions in the allowance are warranted.

•
Residential Home Today – The recorded investment of this segment of the loan portfolio decreased 2.2%, or $2.8 million, during the quarter as new originations have effectively stopped since the imposition of more restrictive lending requirements in 2009. The total allowance for loan losses for this segment decreased from $9.8 million at the prior quarter to $8.8 million at June 30, 2016. The portion of this loan segment’s allowance for loan losses that was determined by evaluating groups of loans collectively (i.e. those loans that were not individually evaluated), decreased by 11.2% to $5.1 million at June 30, 2016 from $5.7 million at March 31, 2016. Similarly, the ratio of this portion of the allowance to the total balance of loans in this loan segment that were evaluated collectively, decreased approximately 0.8% to 7.1% at June 30, 2016 from 7.9% at March 31, 2016. Total delinquencies increased to $14.6 million at June 30, 2016 from $13.7 million at March 31, 2016. While delinquencies greater than 90 days decreased to $7.6 million from $8.2 million at March 31, 2016, loans 30 to 89 days delinquent increased by 28.3%, or $1.5 million. Net charge-offs were less at $0.1 million during the quarter ending June 30, 2016 compared to $0.3 million at June 30, 2015. The allowance for this portfolio fluctuates based on not only the generally declining portfolio balance, but also on the credit profile trends in this portfolio. This portfolio's allowance decreased this quarter based on the decrease in the Home Today balance yet continued depressed home values remain in this portfolio.

•
Home Equity Loans and Lines of Credit – The recorded investment of this segment of the loan portfolio decreased 1.5%, or $23.3 million, to $1.56 billion at June 30, 2016 from $1.58 billion at March 31, 2016. The total allowance for loan losses for this segment decreased $1.2 million to $38.7 million from $39.9 million at March 31, 2016. During the quarter ended June 30, 2016, the portion of this loan segment's allowance for loan losses that was determined by evaluating groups of loans collectively (i.e. those loans that were not individually evaluated) decreased by $1.4 million, or 3.5%, to $38.0 million from $39.4 million at March 31, 2016. The ratio of this portion of the allowance to the total balance of loans in this loan segment that were evaluated collectively remained at 2.5% between March 31, 2016 and June 30, 2016. Total delinquencies for this portfolio segment decreased 3.5% to $11.7 million at June 30, 2016 as compared to $12.2 million at March 31, 2016. Delinquencies greater than 90 days decreased 11.7% to $5.5 million at June 30, 2016 from $6.2 million at March 31, 2016, while 30 to 89 day delinquent loans increased 5.2% to $6.2 million at June 30, 2016 from $5.9 million at the prior quarter end. Net charge-offs for this loan segment during the current quarter were greater at $0.1 million of net charge-offs as compared to net recoveries of $17.0 thousand for the quarter ended June 30, 2015. While there were some improvements in the credit metrics of this portfolio during the quarter, the allowance considers the adverse impact of potential payment increases that will be faced by borrowers as home equity lines of credit near the end of their draw periods, and as a result, the allowance for this loan segment remains elevated.

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

	June 30, 2016		March 31, 2016		September 30, 2015		June 30, 2015
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential Core
Ohio	$5,867,803		$5,831,477		$5,903,051		$5,906,917
Florida	1,630,607		1,624,395		1,621,763		1,597,748
Other	2,292,311		2,164,024		1,938,125		1,766,385
Total Residential Core	9,790,721	85.0%	9,619,896	84.6%	9,462,939	83.9%	9,271,050	83.5%
Residential Home Today
Ohio	119,807		122,353		129,416		133,918
Florida	5,467		5,744		6,050		6,212
Other	273		276		280		302
Total Residential Home Today	125,547	1.1	128,373	1.1	135,746	1.2	140,432	1.2
Home equity loans and lines of credit
Ohio	603,483		618,276		641,321		647,976
Florida	380,935		394,169		421,904		437,455
California	212,368		213,075		216,233		216,372
Other	351,395		346,425		345,781		340,024
Total Home equity loans and lines of credit	1,548,181	13.4	1,571,945	13.8	1,625,239	14.4	1,641,827	14.8
Total Construction	56,776	0.5	52,883	0.5	55,421	0.5	51,020	0.5
Other consumer loans	2,957	—	3,200	—	3,468	—	3,679	—
Total loans receivable	11,524,182	100.0%	11,376,297	100.0%	11,282,813	100.0%	11,108,008	100.0%
Deferred loan expenses, net	16,726		14,547		10,112		7,144
Loans in process	(35,633)		(27,725)		(33,788)		(30,119)
Allowance for loan losses	(64,766)		(68,307)		(71,554)		(76,904)
Total loans receivable, net	$11,440,509		$11,294,812		$11,187,583		$11,008,129

On June 30, 2016, the unpaid principal balance of our home equity loans and lines of credit portfolio consisted of $199.7 million in home equity loans (which included $166.7 million of home equity lines of credit, which are in the amortization period and no longer eligible to be drawn upon, and $2.2 million in bridge loans) and $1.35 billion in home equity lines of credit. The following table sets forth credit exposure, principal balance, percent delinquent 90 days or more, the mean CLTV percent at the time of origination and the current mean CLTV percent of our home equity loans, home equity lines of credit and bridge loan portfolio as of June 30, 2016. Home equity lines of credit in the draw period are reported according to geographic distribution.

	Credit Exposure	Principal Balance	Percent Delinquent 90 Days or More	Mean CLTV Percent at Origination (2)	Current Mean CLTV Percent (3)
	(Dollars in thousands)
Home equity lines of credit in draw period (by state)
Ohio	$1,146,622	$494,876	0.23%	60%	56%
Florida	501,520	326,428	0.43%	61%	61%
California	331,664	201,997	0.07%	65%	58%
Other (1)	598,830	325,169	0.12%	63%	62%
Total home equity lines of credit in draw period	2,578,636	1,348,470	0.23%	61%	58%
Home equity lines in repayment, home equity loans and bridge loans	199,711	199,711	1.24%	68%	52%
Total	$2,778,347	$1,548,181	0.35%	62%	57%
_________________

(1)	No other individual state has a committed or drawn balance greater than 10% of our total equity lending portfolio nor 5% of total loans.

(2)	Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.

(3)
Current Mean CLTV is based on best available first mortgage and property values as of June 30, 2016. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.

At June 30, 2016, 43.2% of our home equity lending portfolio was either in a first lien position (25.5%), in a subordinate (second) lien position behind a first lien that we held (10.7%) or behind a first lien that was held by a loan that we serviced for others (7.0%). In addition, at June 30, 2016, 14.4% of our home equity line of credit portfolio in the draw period was making only the required minimum payment on their outstanding line balance.

The following table sets forth credit exposure, principal balance, percent delinquent 90 days or more, the mean CLTV percent at the time of origination and the current mean CLTV percent of our home equity loans, home equity lines of credit and bridge loan portfolio as of June 30, 2016. Home equity lines of credit in the draw period are stratified by the calendar year originated:

	Credit Exposure	Principal Balance	Percent Delinquent 90 Days or More	Mean CLTV Percent at Origination (1)	Current Mean CLTV Percent (2)
	(Dollars in thousands)
Home equity lines of credit in draw period
2006 and Prior	$482,860	$257,777	0.51%	59%	57%
2007	297,506	195,520	0.47%	66%	68%
2008	653,372	391,187	0.14%	63%	60%
2009	260,914	123,667	0.19%	55%	54%
2010	21,561	8,977	0.22%	58%	50%
2011 (3)	150	150	—%	—%	—%
2012	22,598	8,554	—%	50%	43%
2013	69,331	31,495	—%	60%	49%
2014	239,512	104,146	—%	60%	53%
2015	335,721	152,565	—%	61%	58%
2016	195,111	74,432	—%	63%	62%
Total home equity lines of credit in draw period	2,578,636	1,348,470	0.23%	61%	58%
Home equity lines in repayment, home equity loans and bridge loans	199,711	199,711	1.24%	68%	52%
Total	$2,778,347	$1,548,181	0.35%	62%	57%
________________

(1)	Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.

(2)
Current Mean CLTV is based on best available first mortgage and property values as of June 30, 2016. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.

(3)	Amounts represent home equity lines of credit that were previously originated, and that were closed and subsequently replaced in 2011.

As shown in the origination by year table above, the percent of loans delinquent 90 days or more (seriously delinquent) originated during the years preceding the 2008 financial and housing crisis are higher than for the years following 2008. The years preceding 2008 saw rapidly increasing housing prices, especially in our Florida market. As the housing prices declined along with the general economic downturn and higher levels of unemployment that accompanied the 2008 financial crisis, we see that reflected in delinquencies for those years. Home equity lines of credit originated during those years also saw higher loan amounts, higher permitted loan-to-value ratios, and lower credit scores.
In general, the home equity line of credit product originated prior to June 2010 (when new home equity lending was temporarily suspended) was characterized by a ten-year draw period followed by a ten-year repayment period; however, there were two types of transactions that could result in a draw period that extended beyond ten years. The first transaction involved customer requests for increases in the amount of their home equity line of credit. When the customer’s credit performance and profile supported the increase, the draw period term was reset for the ten-year period following the date of the increase in the home equity line of credit amount. A second transaction that impacted the draw period involved extensions. For a period of time prior to June 2008, the Association had a program that evaluated home equity lines of credit that were nearing the end of their draw period and made a determination as to whether or not the customer should be offered an additional ten-year draw period. If the account and customer met certain pre-established criteria, an offer was made to extend the otherwise expiring draw period by ten years from the date of the offer. If the customer chose to accept the extension, the origination date of the account remained unchanged but the account would have a revised draw period that was extended by ten years. As a result of these two programs, the reported draw periods for certain home equity line of credit accounts exceed ten years.

In light of the past weakness in the housing market and uncertainty with respect to future employment levels and economic prospects, we conduct an expanded loan level evaluation of our equity lines of credit which are delinquent 90 days or more. In addition, as customers approach the end of the draw period and face the likelihood of an increased monthly payment during the amortization period, we continue to work with them to manage their loan payments, including the possibility of restructuring loans, in an attempt to help families keep their home.
The following table sets forth, as of June 30, 2016, the principal balance of home equity lines of credit in the draw period segregated by the current combined LTV range and by fiscal year that the draw period expires.

	Current CLTV Category
Home equity lines of credit in draw period (by end of draw fiscal year):	< 80%	80 - 89.9%	90 - 100%	>100%	Unknown (2)	Total
	(Dollars in thousands)
2016 (1)	$26,651	$6,521	$4,100	$8,089	$336	$45,697
2017	121,820	28,137	23,352	26,039	3,433	202,781
2018 (1)	363,916	61,725	28,251	22,331	6,627	482,850
2019 (1)	299,124	25,004	3,940	2,353	5,359	335,780
2020 (1)	174,956	2,308	134	197	2,008	179,603
2021 (1)	51,676	1,823	—	—	180	53,679
Post 2022	46,269	1,747	—	4	60	48,080
Total	$1,084,412	$127,265	$59,777	$59,013	$18,003	$1,348,470
_________________

(1)
Home equity lines of credit whose draw period ends in fiscal years 2016, 2018, 2019, 2020 and 2021 include $4,271, $16,143, $83,079, $154,178 and $53,665 respectively, of lines where the customer has an amortizing payment during the draw period.

(2)	Market data necessary for stratification is not readily available.
The following table sets forth the breakdown of current mean CLTV percentages for our home equity lines of credit in the draw period as of June 30, 2016.

	Credit Exposure	Principal Balance	Percent of Total Principal Balance	Percent Delinquent 90 Days or More	Mean CLTV Percent at Origination (2)	Current Mean CLTV Percent (3)
	(Dollars in thousands)
Home equity lines of credit in draw period (by current mean CLTV)
< 80%	$2,219,090	$1,084,411	80.5%	0.19%	58%	53%
80 - 89.9%	187,577	127,265	9.4%	0.30%	78%	84%
90 - 100%	74,249	59,777	4.4%	0.39%	82%	94%
> 100%	64,525	59,013	4.4%	0.35%	81%	118%
Unknown (1)	33,195	18,004	1.3%	0.89%	56%	(1)
	$2,578,636	$1,348,470	100.0%	0.23%	61%	58%
_________________

(1)	Market data necessary for stratification is not readily available.

(2)	Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.

(3)
Current Mean CLTV is based on best available first mortgage and property values as of June 30, 2016. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.

Delinquent Loans
The following tables set forth the number and recorded investment in loan delinquencies by type, segregated by geographic location and severity of delinquency at the dates indicated. The majority of our construction loan portfolio is secured by properties located in Ohio and there were no delinquencies in the other consumer loan portfolio; therefore, neither is segregated by geography. There were no delinquencies in the construction loan portfolio at June 30, 2016 or March 31, 2016.

	Loans Delinquent for				Total
	30-89 Days		90 Days or More
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
June 30, 2016
Real estate loans:
Residential Core
Ohio	103	$9,086	168	$12,212	271	$21,298
Florida	6	665	38	4,012	44	4,677
Other	3	317	2	570	5	887
Total Residential Core	112	10,068	208	16,794	320	26,862
Residential Home Today
Ohio	126	6,869	202	7,144	328	14,013
Florida	3	146	10	383	13	529
Other	—	—	1	24	1	24
Total Residential Home Today	129	7,015	213	7,551	342	14,566
Home equity loans and lines of credit
Ohio	97	2,042	176	2,504	273	4,546
Florida	44	2,818	125	2,296	169	5,114
California	6	556	9	132	15	688
Other	22	819	46	562	68	1,381
Total Home equity loans and lines of credit	169	6,235	356	5,494	525	11,729
Total	410	$23,318	777	$29,839	1,187	$53,157

	Loans Delinquent for				Total
	30-89 Days		90 Days or More
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
March 31, 2016
Real estate loans:
Residential Core
Ohio	102	$8,401	173	$13,019	275	$21,420
Florida	5	817	51	5,996	56	6,813
Other	3	942	5	570	8	1,512
Total Residential Core	110	10,160	229	19,585	339	29,745
Residential Home Today
Ohio	107	5,469	211	7,517	318	12,986
Florida	1	—	11	659	12	659
Kentucky	—	—	1	24	1	24
Total Residential Home Today	108	5,469	223	8,200	331	13,669
Home equity loans and lines of credit
Ohio	103	2,726	196	2,857	299	5,583
Florida	27	1,421	134	2,469	161	3,890
California	6	443	11	39	17	482
Other	23	1,339	53	856	76	2,195
Total Home equity loans and lines of credit	159	5,929	394	6,221	553	12,150
Total	377	$21,558	846	$34,006	1,223	$55,564

	Loans Delinquent for				Total
	30-89 Days		90 Days or More
	Number	Amount	Number	Amount	Number	Amount
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
	(Dollars in thousands)
June 30, 2015
Real estate loans:
Residential Core
Ohio	118	$10,537	210	$17,677	328	$28,214
Florida	6	1,171	79	8,135	85	9,306
Other	2	168	8	1,043	10	1,211
Total Residential Core	126	11,876	297	26,855	423	38,731
Residential Home Today
Ohio	130	7,142	254	9,708	384	16,850
Florida	5	340	12	675	17	1,015
Kentucky	—	—	1	42	1	42
Total Residential Home Today	135	7,482	267	10,425	402	17,907
Home equity loans and lines of credit
Ohio	137	3,598	214	3,573	351	7,171
Florida	28	1,556	146	1,875	174	3,431
California	8	716	14	266	22	982
Other	23	903	58	1,445	81	2,348
Total Home equity loans and lines of credit	196	6,773	432	7,159	628	13,932
Construction	—	—	1	427	1	427
Total	457	$26,131	997	$44,866	1,454	$70,997
Loans delinquent 90 days or more were 0.3% of total net loans at June 30, 2016 and September 30, 2015, and decreased from 0.4% at June 30, 2015. Loans delinquent 30 to 89 days were 0.2% of total net loans at June 30, 2016, September 30, 2015 and June 30, 2015. Although regional employment levels have improved, we believe the breadth and sustainability of the economic recovery has slowed and, accordingly, some borrowers who were current on their loans at June 30, 2016 may experience payment problems in the future.
Non-Performing Assets and Troubled Debt Restructurings
The following table sets forth the recorded investments and categories of our non-performing assets and TDRs at the dates indicated.

	June 30, 2016	March 31, 2016	September 30, 2015	June 30, 2015
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
Residential Core	$52,792	$56,775	$62,293	$67,458
Residential Home Today	20,359	21,218	22,556	24,393
Home equity loans and lines of credit	19,415	21,196	21,514	23,168
Construction	—	—	427	427
Total non-accrual loans (1)(2)	92,566	99,189	106,790	115,446
Real estate owned	9,182	11,339	17,492	19,381
Total non-performing assets	$101,748	$110,528	$124,282	$134,827
Ratios:
Total non-accrual loans to total loans	0.80%	0.87%	0.95%	1.04%
Total non-accrual loans to total assets	0.73%	0.80%	0.86%	0.94%
Total non-performing assets to total assets	0.81%	0.89%	1.00%	1.10%
TDRs: (not included in non-accrual loans above)
Real estate loans:
Residential Core	$58,931	$59,110	$60,175	$60,251
Residential Home Today	33,276	33,982	35,674	36,741
Home equity loans and lines of credit	15,228	13,335	11,904	10,789
Total	$107,435	$106,427	$107,753	$107,781
_________________

(1)
Totals at June 30, 2016, March 31, 2016, September 30, 2015 and June 30, 2015, include $51.2 million, $53.6 million, $55.5 million and $56.8 million, respectively, in TDRs, which are less than 90 days past due but included with nonaccrual loans for a minimum period of six months from the restructuring date due to their non-accrual status prior to restructuring, because they have been partially charged off, or because all borrowers have been discharged of their obligation through a Chapter 7 bankruptcy.

(2)	Includes $13.2 million, $15.0 million, $15.0 million and $17.1 million in TDRs that are 90 days or more past due at June 30, 2016, March 31, 2016, September 30, 2015 and June 30, 2015, respectively.
The gross interest income that would have been recorded during the nine months ended June 30, 2016 and June 30, 2015 on non-accrual loans if they had been accruing during the entire period and TDRs if they had been current and performing in accordance with their original terms during the entire period was $8.5 million and $9.7 million, respectively. The interest income recognized on those loans included in net income for the nine months ended June 30, 2016 and June 30, 2015 was $4.8 million and $4.9 million, respectively.
At June 30, 2016, March 31, 2016, September 30, 2015 and June 30, 2015, the recorded investment of impaired loans includes accruing TDRs and loans that are returned to accrual status when contractual payments are less than 90 days past due. These loans continue to be individually evaluated for impairment until, at a minimum, contractual payments are less than 30 days past due. Also, the recorded investment of non-accrual loans includes loans that are not included in the recorded investment of impaired loans because they are included in loans collectively evaluated for impairment.

The table below sets forth the recorded investments and categories of loans representing the difference between non-accrual loans and impaired loans at the dates indicated.

	June 30, 2016	March 31, 2016	September 30, 2015	June 30, 2015
	(Dollars in thousands)
Non-Accrual Loans	$92,566	$99,189	$106,790	$115,446
Accruing TDRs	107,435	106,426	107,753	107,781
Performing Impaired	3,742	3,570	5,276	4,882
Collectively Evaluated	(6,194)	(8,161)	(7,647)	(8,552)
Total Impaired loans	$197,549	$201,024	$212,172	$219,557
In response to the economic challenges facing many borrowers, the Association continues to restructure loans, resulting in $171.9 million of TDRs (accrual and non-accrual) recorded at June 30, 2016. There was a $6.4 million decrease in the recorded investment of TDRs from September 30, 2015 and a $9.7 million decrease in the aggregate balance from June 30, 2015.
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

The following table sets forth the recorded investment in accrual and non-accrual TDRs, by the types of concessions granted, as of June 30, 2016.

	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Restructurings	Bankruptcy	Total
	(In thousands)
Accrual
Residential Core	$12,697	$591	$8,004	$19,130	$11,494	$7,015	$58,931
Residential Home Today	5,410	—	3,784	10,560	12,500	1,022	33,276
Home equity loans and lines of credit	124	3,700	589	6,870	211	3,734	15,228
Total	$18,231	$4,291	$12,377	$36,560	$24,205	$11,771	$107,435
Non-Accrual, Performing
Residential Core	$883	$136	$201	$3,133	$8,156	$18,072	$30,581
Residential Home Today	932	—	752	933	5,250	3,400	11,267
Home equity loans and lines of credit	—	66	106	399	939	7,864	9,374
Total	$1,815	$202	$1,059	$4,465	$14,345	$29,336	$51,222
Non-Accrual, Non-Performing
Residential Core	$603	$33	$721	$332	$1,663	$3,948	$7,300
Residential Home Today	243	8	709	166	3,222	1,129	5,477
Home equity loans and lines of credit	—	—	38	43	—	375	456
Total	$846	$41	$1,468	$541	$4,885	$5,452	$13,233
Total TDRs
Residential Core	$14,183	$760	$8,926	$22,595	$21,313	$29,035	$96,812
Residential Home Today	6,585	8	5,245	11,659	20,972	5,551	50,020
Home equity loans and lines of credit	124	3,766	733	7,312	1,150	11,973	25,058
Total	$20,892	$4,534	$14,904	$41,566	$43,435	$46,559	$171,890
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
Income Taxes. We consider accounting for income taxes a critical accounting policy due to the subjective nature of certain estimates that are involved in the calculation. We use the asset/liability method of accounting for income taxes in which deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. We must assess the realization of the deferred tax asset and, to the extent that we believe that recovery is not likely, a valuation allowance is established. Adjustments to increase or decrease existing valuation allowances, if any, are charged or credited, respectively, to income tax expense. At June 30, 2016, no valuation allowances were outstanding. Even though we have determined a valuation allowance is not required for deferred tax assets at June 30, 2016, there is no guarantee that those assets will be recognizable in the future.
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

Comparison of Financial Condition at June 30, 2016 and September 30, 2015
Total assets increased $255.5 million, or 2%, to $12.62 billion at June 30, 2016 from $12.37 billion at September 30, 2015. This increase was primarily the result of increases in the balances of loans held for investment and, to a lesser extent, cash and cash equivalents, partially offset by a decrease in investment securities.

Cash and cash equivalents increased $45.9 million, or 30%, to $201.3 million at June 30, 2016 from $155.4 million at September 30, 2015 as we hold cash to maintain the level of liquidity described later in the Liquidity and Capital Resources section of the Overview.
Investment securities decreased $54.9 million, or 9%, to $530.2 million at June 30, 2016 from $585.1 million at September 30, 2015. Investment securities decreased as $110.9 million in principal paydowns and $4.1 million of net acquisition premium amortization that occurred in the mortgage-backed securities portfolio exceeded $59.5 million in purchases and $0.5 million in net unrealized gains during the nine months ended June 30, 2016. There were no sales of investment securities during the nine months ended June 30, 2016.
Loans held for investment, net, increased $252.9 million, or 2%, to $11.44 billion at June 30, 2016 from $11.19 billion at September 30, 2015. Residential mortgage loans increased $317.6 million, or 3%, to $9.92 billion at June 30, 2016. The increase in residential mortgage loans was partially offset by $1.3 million in net charge-offs during the nine months ended June 30, 2016. During the nine months ended June 30, 2016, $758.1 million of three- and five-year “SmartRate” loans were originated while $949.1 million of 10-, 15-, and 30-year fixed-rate first mortgage loans were originated. These fixed-rate originations were partially offset by paydowns and fixed-rate loan sales. Between September 30, 2015 and June 30, 2016, the total fixed-rate portion of the first mortgage loan portfolio increased $77.7 million and was comprised of an increase of $159.1 million in the balance of fixed-rate loans with original terms of 10 years or less, partially offset by a decrease of $81.4 million in the balance of fixed-rate loans with original terms greater than 10 years. During the nine months ended June 30, 2016, we completed $151.1 million in loan sales, which included $12.0 million of agency-compliant HARP II loans and $109.1 million of long-term, fixed-rate, agency-compliant, non-HARP II first mortgage loans to Fannie Mae, and $30.0 million of long-term fixed-rate loans to the FHLB of Cincinnati. The volume of long-term, fixed-rate first mortgage loan sales since June 30, 2010 reflects the impact of changes imposed by Fannie Mae, the Association’s primary loan investor, related to requirements for loans that it accepts, as well as the strategy of originating adjustable-rate loans and fixed-rate loans with original terms of 10 years or less with the expectation that such loans would be carried as held for investment loans on our balance sheet. Refer to the Controlling Our Interest Rate Risk Exposure section of the Overview for additional discussion regarding loan sales to Fannie Mae and our management of interest rate risk.
Partially offsetting the increase in residential mortgage loans was a $77.1 million decrease in the balance of home equity loans and lines of credit during the nine months ended June 30, 2016 as repayments exceeded new originations and additional draws on existing accounts. Between June 28, 2010 and March 20, 2012, we suspended the acceptance of new home equity loan and line of credit applications with the exception of bridge loans. Beginning in March 2012, we offered redesigned home equity lines of credit, subject to certain property and credit performance conditions. At June 30, 2016, the recorded investment related to home equity lines of credit originated subsequent to March 20, 2012, totaled $379.6 million. At June 30, 2016, pending commitments to extend new home equity lines of credit totaled $53.6 million. Refer to the Controlling Our Interest Rate Risk Exposure section of the Overview for additional information.
The total allowance for loan losses decreased $6.8 million, or 9%, to $64.8 million at June 30, 2016 from $71.6 million at September 30, 2015, primarily reflecting improved credit metrics, including reduced net charge-offs and lower loan delinquencies. Refer to Note 4. Loans and Allowance for Loan Losses for additional discussion.
Deposits increased $83.0 million, or 1%, to $8.37 billion at June 30, 2016 from $8.29 billion at September 30, 2015. The increase in deposits resulted primarily from a $179.3 million increase in CDs, partially offset by a $91.3 million decrease in high-yield savings accounts (a subcategory of savings accounts) and a $1.4 million decrease in our negotiable order of withdrawal accounts (primarily high-yield checking accounts). The increase in CDs is attributed to a $20.3 million increase in brokered CDs acquired in the current period combined with a $159.0 million net increase in our traditional CDs. The increase in traditional CDs is reflective of customer preference of the longer term, higher rate CD over the lower yield of a transaction account. We believe that our high-yield savings accounts as well as our high-yield checking accounts provide a stable source of funds. In addition, our high-yield savings accounts are expected to reprice in a manner similar to our home equity lending products, and, therefore, assist us in managing interest rate risk. The balance of brokered CDs at June 30, 2016 was $539.8 million.

Borrowed funds, all from the FHLB of Cincinnati, increased $274.3 million, or 13%, to $2.44 billion at June 30, 2016 from $2.17 billion at September 30, 2015. This increase reflects an additional $365.3 million of new, mainly four- to five-year term advances partially offset by a $62.0 million decrease in the balance of overnight advances and other principal repayments, as a combination of loan growth and share repurchases led to increased cash demands. Included in the longer-term advances is $325.0 million of new 90 day advances that have an effective duration of four to seven years as a result of interest rate swap contracts. In addition, to reduce future interest costs, another $150.0 million of existing advances with remaining terms of approximately four years, were prepaid during the six months ended June 30, 2016 and replaced with new four- and five-year interest rate swap arrangements. Prepayment penalties related to the $150 million of restructuring will be recognized in interest expense over the remaining term of the swap contracts. Interest rate swaps were used during the nine-month period to extend the duration of short-term borrowings to approximately five years by paying a fixed rate of interest and receiving the variable rate. Refer to the Extending the Duration of Funding Sources section of the Overview for additional discussion regarding short-term borrowings and interest-rate swaps.
Total shareholders’ equity decreased $50.4 million, or 3%, to $1.68 billion at June 30, 2016 from $1.73 billion at September 30, 2015. This net decrease primarily reflected the effect of $94.6 million of repurchases of outstanding common stock and $16.8 million of dividend payments, which were partially offset by $57.7 million of net income and the positive impact related to awards under the stock-based compensation plan and the allocation of shares held by the ESOP. Refer to Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for additional details regarding the repurchase of shares of common stock. As a result of an August 5, 2015 mutual member vote, Third Federal Savings, MHC, the mutual holding company that owns 79% of the outstanding stock of the Company, waived the receipt of its share of the dividends paid.

Comparison of Operating Results for the Three Months Ended June 30, 2016 and 2015
Average balances and yields. The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effects thereof were not material. Average balances are derived from daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense.

	Three Months Ended			Three Months Ended
	June 30, 2016			June 30, 2015
	Average Balance	Interest Income/ Expense	Yield/ Cost (2)	Average Balance	Interest Income/ Expense	Yield/ Cost (2)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash equivalents	$142,672	$176	0.49%	$690,969	$537	0.31%
Investment securities	—	—	—%	2,012	7	1.39%
Mortgage-backed securities	550,598	2,374	1.72%	570,014	2,211	1.55%
Loans (1)	11,378,552	93,752	3.30%	10,990,743	92,248	3.36%
Federal Home Loan Bank stock	69,841	691	3.96%	69,470	669	3.85%
Total interest-earning assets	12,141,663	96,993	3.20%	12,323,208	95,672	3.11%
Noninterest-earning assets	339,773			320,364
Total assets	$12,481,436			$12,643,572
Interest-bearing liabilities:
NOW accounts	$999,498	337	0.13%	$1,008,235	340	0.13%
Savings accounts	1,548,827	708	0.18%	1,632,992	748	0.18%
Certificates of deposit	5,793,788	21,498	1.48%	5,832,034	21,913	1.50%
Borrowed funds	2,248,753	7,061	1.26%	2,182,151	5,082	0.93%
Total interest-bearing liabilities	10,590,866	29,604	1.12%	10,655,412	28,083	1.05%
Noninterest-bearing liabilities	193,780			200,489
Total liabilities	10,784,646			10,855,901
Shareholders’ equity	1,696,790			1,787,671
Total liabilities and shareholders’ equity	$12,481,436			$12,643,572
Net interest income		$67,389			$67,589
Interest rate spread (2)(3)(4)			2.08%			2.06%
Net interest-earning assets (5)	$1,550,797			$1,667,796
Net interest margin (2)(4)(6)		2.22%			2.19%
Average interest-earning assets to average interest-bearing liabilities	114.64%			115.65%
Selected performance ratios (4):
Return on average assets (2)		0.66%			0.55%
Return on average equity (2)		4.86%			3.86%
Average equity to average assets		13.59%			14.14%
_________________

(1)	Loans include both mortgage loans held for sale and loans held for investment.

(2)	Annualized.

(3)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(4)	These performance ratios in fiscal 2015 are impacted by the intra-quarter strategy to increase net income as described later in this Item 2.

(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(6)	Net interest margin represents net interest income divided by total interest-earning assets.

General. Net income increased $3.3 million, or 19%, to $20.6 million for the quarter ended June 30, 2016 from $17.3 million for the quarter ended June 30, 2015. The increase in net income was attributable primarily to a decrease in the provision for loan losses and a decrease in marketing expenses.

Interest and Dividend Income. Interest and dividend income increased $1.3 million, or 1% to $97.0 million during the current quarter compared to $95.7 million during the same quarter in the prior year. The increase in interest and dividend income resulted primarily from an increase in interest income from loans, partially offset by a decrease in interest income from other interest earning assets.
Interest income on loans increased $1.6 million, or 2%, to $93.8 million during the current quarter compared to $92.2 million during the same quarter in the prior year. This change was attributed to a $387.8 million, or a 4%, increase in the average balance of loans to $11.38 billion for the quarter ended June 30, 2016 compared to $10.99 billion during the same quarter last year as new loan production exceeded repayments and loan sales. Partially offsetting the impact from the increase in the average balance was a six basis point decrease in the average yield on loans to 3.30% for the current quarter from 3.36% for the same quarter last year as historically low interest rates have kept the level of refinance activity relatively high resulting in new originations at lower rates compared to the rest of our portfolio. Additionally, our “SmartRate” adjustable-rate first mortgage loan originations and our 10-year fixed-rate mortgage loan originations for the quarter ended June 30, 2016 were originated at interest rates below rates offered on our longer-term, fixed-rate products and contributed to the lower average yield.
Interest income on interest-earning cash equivalents decreased $0.3 million, or 60%, to $0.2 million during the current quarter compared to $0.5 million during the quarter ended June 30, 2015. The decrease in interest income can be attributed to utilizing a strategy during the quarter ended June 30, 2015 to increase income. The strategy involved borrowing, on an overnight basis, approximately $1.00 billion of additional funds from the FHLB at the beginning of a particular quarter and repaying it prior to the end of that quarter. The proceeds of the borrowings, net of the required investment in FHLB stock, were deposited at the Federal Reserve. Because of increases in the interest rates charged by the FHLB, the strategy was not utilized during the current quarter. However, depending upon market rates, this strategy remains an option in the future. Dividend income on FHLB stock increased slightly during the three-month period from the same three-month period of the prior year. This is due primarily from the additional required investment in FHLB stock needed to increase borrowings associated with the strategy. Although the strategy's borrowings component was not utilized during the quarter ended June 30, 2016, the FHLB stock component remained in place and the receipt of increased FHLB stock dividends continued.
Interest Expense. Interest expense increased $1.5 million, or 5%, to $29.6 million during the current quarter compared to $28.1 million during the quarter ended June 30, 2015. The increase resulted primarily from an increase in interest expense on borrowed funds partially offset by a decrease in interest expense on CDs.
Interest expense on borrowed funds increased $2.0 million, or 39%, to $7.1 million during the current quarter compared to $5.1 million during the quarter ended June 30, 2015. The change was mainly attributable to a 33 basis point increase in the average rate we paid on borrowed funds to 1.26% for the current quarter from 0.93% for the same quarter last year combined with an increase in the average balance of borrowed funds to $2.25 billion during the current quarter from an average balance of $2.18 billion during the same quarter of the prior year. The net increase in the average balance was attributed to the additional FHLB of Cincinnati borrowings used as part of our efforts to lengthen the duration of our interest bearing funding sources. Refer to the Extending the Duration of Funding Sources section of the Overview and Comparison of Financial Condition for further discussion. Partially offsetting the increase in the average balance was the decrease resulting from discontinuing the strategy to increase income used in the quarter ended June 30, 2015 discussed earlier. The strategy was not utilized in the current quarter.
Interest expense on CDs decreased $0.4 million, or 2%, to $21.5 million during the current quarter compared to $21.9 million during the quarter ended June 30, 2015. The decrease was attributed to a two basis point decrease in the average rate we paid on CDs to 1.48% for the current quarter from 1.50% for the same quarter last year combined with a $38.2 million, or 1%, decrease in the average balance of CDs to $5.79 billion during the current quarter from $5.83 billion during the same quarter of the prior year. Rates were adjusted on deposits in response to changes in general market rates as well as to changes in the rates paid by our competition on short-term CDs. Additionally, to optimally manage our funding costs during the current three-month period, many maturing, higher-rate CDs that were not renewed were replaced with longer-term brokered CDs or lower-rate borrowed funds.
Net Interest Income. Net interest income decreased $0.2 million, or less than 1%, to $67.4 million during the current quarter from $67.6 million during the quarter ended June 30, 2015. Our average interest earning assets during the current quarter decreased $181.5 million, or 1%, when compared to the quarter ended June 30, 2015. The decrease in average interest earning assets was attributed primarily to the use of the strategy, discussed earlier, in the quarter ended June 30, 2015, which was not utilized in the current quarter, and a decrease in the average balance of the investment portfolio, partially offset by the growth of our loan portfolio. Our interest rate spread increased two basis points to 2.08% compared to 2.06% during the same quarter last year. Our net interest margin increased three basis points to 2.22% in the current quarter compared to 2.19% the same quarter last year.
Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level we consider necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. In determining the level of the allowance for loan losses, we consider past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of non-performing and other classified loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or conditions change. We assess the allowance for loan losses on a quarterly basis and make provisions for loan losses in order to maintain the adequacy of the allowance as described in the next paragraph. Recently, improving regional employment levels, stabilization in residential real estate values in many markets, recovering capital and credit markets, and upturns in consumer confidence have resulted in better credit metrics for us. Nevertheless, the depth of the decline in housing values that accompanied the 2008 financial crisis still presents significant challenges for many of our borrowers who may attempt to sell their homes or refinance their loans as a means to self-cure a delinquency. Refer to Critical Accounting Policies - Allowance for Loan Losses section of the Overview for further discussion.
Based on our evaluation of the above factors, we recorded a negative provision for loan losses of $3.0 million during the quarter ended June 30, 2016. During the quarter ended June 30, 2015, there was no provision for loan losses recorded. The current negative provision for loan loss reflected reduced levels of loan delinquencies and charge-offs, and continued elevated levels of recoveries of previously charged-off loans, but we continue our awareness of the relative values of residential properties in comparison to their cyclical peaks as well as the uncertainty that persists in the current economic environment, which continues to challenge many of our loan customers. As delinquencies in the portfolio have been resolved through pay-off, short sale or foreclosure, or management determines the collateral is not sufficient to satisfy the loan, uncollected balances have been charged against the allowance for loan losses previously provided. In the current quarter we recorded net charge-offs of $0.5 million. In the quarter ended June 30, 2015 we recorded net charge-offs of $0.2 million. Loan loss provisions are recorded with the objective of aligning our overall allowance for loan losses with our current estimates of loss in the portfolio. The allowance for loan losses was $64.8 million, or 0.56% of total recorded investment in loans receivable, at June 30, 2016, compared to $76.9 million or 0.69% of total recorded investment in loans receivable at June 30, 2015. Balances of recorded investments are net of deferred fees or expenses and any applicable loans-in-process.
The total recorded investment in non-accrual loans decreased $6.6 million during the quarter ended June 30, 2016. Since June 30, 2015, the total recorded investment in non-accrual loans decreased $22.9 million. The recorded investment in non-accrual loans in our residential Core portfolio decreased $4.0 million, or 7%, during the current quarter, to $52.8 million at June 30, 2016, and decreased $14.7 million, or 22%, since June 30, 2015. At June 30, 2016, the recorded investment in our Core portfolio was $9.80 billion, compared to $9.63 billion at March 31, 2016 and $9.27 billion at June 30, 2015. During the current quarter, the residential Core portfolio net charge-offs were $0.3 million, as compared to net recoveries of $0.2 million during the quarter ended March 31, 2016 and net recoveries of $0.1 million during the quarter ended June 30, 2015.
The recorded investment in non-accrual loans in our residential Home Today portfolio decreased $0.9 million, or 4%, during the current quarter, to $20.4 million at June 30, 2016, and decreased $4.0 million, or 17%, since June 30, 2015. At June 30, 2016, the recorded investment in our Home Today portfolio was $124.0 million, compared to $126.7 million at March 31, 2016 and $138.6 million at June 30, 2015. During the current quarter, residential Home Today net charge-offs were $0.1 million as compared to net charge-offs of $0.3 million during the quarter ended March 31, 2016 and net charge-offs $0.3 million during the quarter ended June 30, 2015.
The recorded investment in non-accrual home equity loans and lines of credit decreased $1.8 million, or 8%, during the current quarter, to $19.4 million at June 30, 2016, and decreased $3.8 million, or 16%, since June 30, 2015. The recorded investment in our home equity loans and lines of credit portfolio at June 30, 2016 was $1.56 billion, compared to $1.58 billion at March 31, 2016 and $1.65 billion at June 30, 2015. During the current quarter, home equity loans and lines of credit portfolio had net charge-offs of $0.1 million, as compared to net recoveries of $0.2 million during the quarter ended March 31, 2016 and net recoveries of $17.0 thousand during the quarter ended June 30, 2015. We believe that non-performing home equity loans and lines of credit, on a relative basis, represent a higher level of credit risk than residential Core loans as these home equity loans and lines of credit generally hold subordinated positions.
Non-Interest Income. Non-interest income was $6.1 million during the current quarter and only decreased slightly compared to the quarter ended June 30, 2015. However, the slight change resulted from larger offsetting changes in gains on sales of loans and loans and loan fees and service charges. The increase in the net gain on sales of loans primarily reflected a higher volume of loan sales in the current quarter, $58.1 million, as compared to $46.8 million during the quarter ended June 30, 2015. This increase was partially offset by a decrease in net loan servicing fees received in connection with the smaller portfolio of loans serviced for others.
Non-Interest Expense. Non-interest expense decreased $2.8 million, or 6%, to $45.0 million during the current quarter compared to $47.8 million during the quarter ended June 30, 2015. This decrease resulted primarily from lower marketing expenses and federal insurance premiums partially offset by an increase in data processing equipment associated expenses. Marketing expenditures decreased $2.7 million during the current quarter as compared to the quarter ended June 30, 2015 and was attributed to the timing of media campaigns supporting our lending activities.
Income Tax Expense. The provision for income taxes was $10.9 million during the current quarter compared to $8.6 million during the quarter ended June 30, 2015. The provision for the current quarter included $10.6 million of federal income tax provision and $284 thousand of state income tax provision. The provision for the quarter ended June 30, 2015 included $8.8 million of federal income tax provision and $186 thousand of state income tax benefit. Our effective federal tax rate was 34.0% during the current quarter and 33.8% during the quarter ended June 30, 2015. Our provision for income taxes in the current quarter aligns our year-to-date provision with our expectations for the full fiscal year. Our expected effective income tax rate for this fiscal year is below the federal statutory rate because of our ownership of bank-owned life insurance.

Comparison of Operating Results for the Nine Months Ended June 30, 2016 and 2015
Average balances and yields. The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effects thereof were not material. Average balances are derived from daily average balances. Non-accrual loans were included in the computation of loan average balances, and have been reflected in the table as carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense.

	Nine Months Ended			Nine Months Ended
	June 30, 2016			June 30, 2015
	Average Balance	Interest Income/ Expense	Yield/ Cost (2)	Average Balance	Interest Income/ Expense	Yield/ Cost (2)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash equivalents	$128,005	$407	0.42%	$974,697	$1,906	0.26%
Investment securities	216	2	1.23%	2,017	19	1.26%
Mortgage-backed securities	568,429	7,405	1.74%	572,117	7,302	1.70%
Loans (1)	11,303,475	280,663	3.31%	10,884,685	276,123	3.38%
Federal Home Loan Bank stock	69,593	2,092	4.01%	66,656	1,705	3.41%
Total interest-earning assets	12,069,718	290,569	3.21%	12,500,172	287,055	3.06%
Noninterest-earning assets	333,277			317,948
Total assets	$12,402,995			$12,818,120
Interest-bearing liabilities:
NOW accounts	$993,913	1,012	0.14%	$996,606	1,031	0.14%
Savings accounts	1,580,774	2,181	0.18%	1,642,357	2,294	0.19%
Certificates of deposit	5,724,025	64,140	1.49%	5,866,258	67,574	1.54%
Borrowed funds	2,202,511	20,447	1.24%	2,312,056	14,009	0.81%
Total interest-bearing liabilities	10,501,223	87,780	1.11%	10,817,277	84,908	1.05%
Noninterest-bearing liabilities	191,162			188,907
Total liabilities	10,692,385			11,006,184
Shareholders’ equity	1,710,610			1,811,936
Total liabilities and shareholders’ equity	$12,402,995			$12,818,120
Net interest income		$202,789			$202,147
Interest rate spread (2)(3)(4)			2.10%			2.01%
Net interest-earning assets (5)	$1,568,495			$1,682,895
Net interest margin (2)(4)(6)		2.24%			2.16%
Average interest-earning assets to average interest-bearing liabilities	114.94%			115.56%
Selected performance ratios (4):
Return on average assets (2)		0.62%			0.52%
Return on average equity (2)		4.50%			3.65%
Average equity to average assets		13.79%			14.14%
_________________

(1)	Loans include both mortgage loans held for sale and loans held for investment.

(2)	Annualized.

(3)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(4)	These performance ratios in fiscal 2015 are impacted by the intra-quarter strategy to increase net income as described earlier in this Item 2.

(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(6)	Net interest margin represents net interest income divided by total interest-earning assets.

General. Net income increased $8.1 million, or 16% to $57.7 million for the nine months ended June 30, 2016 compared to $49.6 million for the nine months ended June 30, 2015. The increase in net income was attributable primarily to a decrease in the provision for loan losses, a decrease in marketing and real estate owned expenses, an increase in gain on the sale of loans, and an increase in net interest income, partially offset by an increase in expenses associated with compensation.
Interest and Dividend Income. Interest and dividend income increased $3.5 million, or 1%, to $290.6 million during the nine months ended June 30, 2016 compared to $287.1 million during the same nine months in the prior year. The increase in interest and dividend income resulted primarily from an increase in interest income from loans and to a lesser extent, FHLB stock, partially offset by a decrease in income on interest earning cash equivalents.
Interest income on loans increased $4.6 million, or 2%, to $280.7 million for the nine months ended June 30, 2016 compared to $276.1 million for the nine months ended June 30, 2015. This increase was attributed primarily to a $418.8 million increase in the average balance of loans to $11.30 billion in the current nine-month period compared to $10.88 billion during the same nine months in the prior year as new loan production exceeded repayments and loan sales. The impact from the increase in the average balance of loans was partially offset by a seven basis point decrease in the average yield on loans to 3.31% for the nine months ended June 30, 2016 from 3.38% for the same nine months in the prior year as historically low interest rates have kept the level of refinance activity relatively high, resulting in new originations at lower rates compared to the rest of our portfolio. Additionally, both our “Smart Rate” adjustable-rate first mortgage loan and our 10-year, fixed-rate first mortgage loan originations for the nine months ended June 30, 2016, were originated at interest rates below rates offered on our traditional 15- and 30-year fixed-rate products and contributed to the lower average yield. There were loan sales of $151.1 million during the nine months ended June 30, 2016, compared to loan sales of $102.9 million during the nine months ended June 30, 2015.
Interest income on interest-earning cash equivalents decreased $1.5 million, or 79%, to $0.4 million for the nine months ended June 30, 2016 compared to $1.9 million during the same nine months in the prior year. The decrease in interest income was attributed to utilizing the strategy to increase income only in the nine months ended June 30, 2015, as discussed in the Comparison of Operating Results for the Three Months Ended June 30, 2016 and 2015 section. Although the strategy's borrowings component was not utilized during the nine months ended June 30, 2016, the FHLB stock component remained in place and the receipt of increased FHLB stock dividends continued.
Interest Expense. Interest expense increased $2.9 million, or 3%, to $87.8 million during the current nine months compared to $84.9 million during the nine months ended June 30, 2015. The increase resulted primarily from an increase in interest expense on borrowed funds partially offset by a decrease in interest expense on CDs.
Interest expense on borrowed funds, all from the FHLB of Cincinnati, increased $6.4 million, or 46%, to $20.4 million during the nine months ended June 30, 2016 from $14.0 million during the nine months ended June 30, 2015. The increase was attributed to a 43 basis point increase in the average rate paid for these funds, to 1.24%, during the nine months ended June 30, 2016 from 0.81% during the nine months ended June 30, 2015. Partially offsetting the impact of the increase in rate on borrowed funds was a $109.5 million, or 5%, decrease in the average balance of borrowed funds to $2.20 billion during the current nine months from $2.31 billion during the same nine months of the prior year. The net decrease in the average balance was attributed to only utilizing the strategy to increase income in the nine months ended June 30, 2015, as discussed earlier. The strategy was not utilized in the current nine-month period. Partially offsetting the decrease in the average balance resulting from discontinuing this strategy was an increase in FHLB of Cincinnati borrowings as part of our efforts to lengthen the duration of our interest bearing funding sources. Refer to the Extending the Duration of Funding Sources section of the Overview for further discussion.
Interest expense on CDs decreased $3.5 million, or 5%, to $64.1 million during the nine months ended June 30, 2016 compared to $67.6 million during the nine months ended June 30, 2015. The decrease was attributed to a five basis point decrease in the average rate we paid on CDs to 1.49% during the current nine months from 1.54% during the same nine months last year combined with a $142.2 million, or 2%, decrease in the average balance of CDs to $5.72 billion during the current nine months from $5.87 billion during the same nine months of the prior year. Rates were adjusted on deposits in response to changes in general market rates as well as to changes in the rates paid by our competition on short-term CDs. Additionally, to optimally manage our funding costs during the current nine-month period, many maturing, higher rate CDs that were not renewed were replaced with longer-term brokered CDs or lower rate borrowed funds.
Net Interest Income. Net interest income increased $0.7 million, or less than 1%, to $202.8 million during the nine months ended June 30, 2016 from $202.1 million during the nine months ended June 30, 2015. Average interest-earning assets decreased during the current nine months by $430.5 million, or 3%, when compared to the nine months ended June 30, 2015. The decrease in average assets was attributed primarily to the use of the strategy, discussed earlier, in the nine months ended June 30, 2015, which was not utilized in the current nine-month period, partially offset by the growth of our loan portfolio. Our interest rate spread increased nine basis points to 2.10% compared to 2.01% during the same nine months last year. Our net interest margin was 2.24% for the current nine-month period and 2.16% for the same nine months in the prior period. The change in these performance ratios was impacted by the net income strategy utilized in the nine months ended June 30, 2015. The strategy, which served to increase net income slightly also negatively impacted the interest rate spread and net interest margin due to the increase in the average balance of low-yield, interest-earning cash equivalents.
Provision for Loan Losses. Based on our evaluation of the factors described earlier, we recorded a negative provision for loan losses of $5.0 million during the nine months ended June 30, 2016 and a provision of $3.0 million during the nine months ended June 30, 2015. The current negative provision for loan loss reflected reduced levels of loan delinquencies and charge-offs and increased levels of recoveries of previously charged-off loans, but we continue our awareness of the relative values of residential properties in comparison to their cyclical peaks as well as the uncertainty that persists in the current economic environment, which continues to challenge many of our loan customers. As delinquencies in the portfolio have been resolved through pay-off, short sale or foreclosure, or management determines the collateral is not sufficient to satisfy the loan, uncollected balances have been charged against the allowance for loan losses previously provided. The level of net charge-offs decreased during the current nine months to $1.8 million from $7.5 million during the nine months ended June 30, 2015. Net charge-offs combined with the $5.0 million negative provision for loan losses recorded for the current nine months resulted in a decrease in the balance of the allowance for loan losses. Net charge-offs of $7.5 million recorded for the nine months ended June 30, 2015 exceeded the provision for loan losses of $3.0 million. The allowance for loan losses was $64.8 million, or 0.56% of the total recorded investment in loans receivable, at June 30, 2016, compared to $76.9 million, or 0.69% of the total recorded investment in loans receivable, at June 30, 2015. Balances of recorded investments are net of deferred fees or expenses and any applicable loans-in-process.
The total recorded investment in non-accrual loans decreased $14.2 million during the nine-month period ended June 30, 2016 compared to a $20.1 million decrease during the nine-month period ended June 30, 2015. The recorded investment in non-accrual loans in our residential Core portfolio decreased $9.5 million, or 15%, during the current nine-month period, to $52.8 million at June 30, 2016, compared to a $11.9 million decrease during the nine-month period ended June 30, 2015. At June 30, 2016, the recorded investment in our residential Core portfolio was $9.80 billion, compared to $9.47 billion at September 30, 2015. During the current nine-month period, residential Core portfolio net charge-offs were $0.5 million, as compared to net charge-offs of $2.1 million during the nine months ended June 30, 2015.
The recorded investment in non-accrual loans in our residential Home Today portfolio decreased $2.2 million, or 10%, during the current nine-month period to $20.4 million at June 30, 2016 compared to a $5.6 million decrease during the nine-month period ended June 30, 2015. At June 30, 2016, the recorded investment in our residential Home Today portfolio was $124.0 million, compared to $134.0 million at September 30, 2015. During the current nine-month period, residential Home Today net charge-offs were $0.8 million, as compared to net charge-offs of $1.5 million during the nine months ended June 30, 2015.
The recorded investment in non-accrual home equity loans and lines of credit decreased $2.1 million, or 10%, during the current nine-month period, to $19.4 million at June 30, 2016 compared to a $3.0 million decrease during the nine-month period ended June 30, 2015. The recorded investment in our home equity loans and lines of credit portfolio at June 30, 2016 was $1.56 billion, compared to $1.63 billion at September 30, 2015. During the current nine-month period, home equity loans and lines of credit net charge-offs were $0.5 million as compared to net charge-offs of $4.0 million during the nine months ended June 30, 2015. We believe that non-performing home equity loans and lines of credit, on a relative basis, represent a higher level of credit risk than residential Core loans as these home equity loans and lines of credit generally hold subordinated positions.
Non-Interest Income. Non-interest income increased $0.9 million, or 5%, to $18.9 million during the nine months ended June 30, 2016 when compared to $18.0 million during the nine months ended June 30, 2015, mainly as a result of an increase in net gain on the sale of loans and BOLI during the current nine months partially offset by a decrease in loan fees and service charges. The increase in the net gain on sales of loans primarily reflected a higher volume of loan sales in the current nine months, $151.1 million, as compared to $102.9 million during the nine months ended June 30, 2015. This increase was partially offset by a decrease in net loan servicing fees received in connection with the smaller portfolio of loans serviced for others.
Non-Interest Expense. Non-interest expense decreased $3.6 million, or 3%, to $139.0 million during the nine months ended June 30, 2016 when compared to $142.6 million during the nine months ended June 30, 2015. This decrease resulted primarily from lower marketing expenses, real estate owned expense and professional service expenses partially offset by higher salaries and employee benefits, and data processing expenses. The $4.2 million decrease in marketing expenditures can be attributed to the timing of media campaigns supporting our lending activities. The $1.3 million decrease in real estate owned expenses (which includes associated legal and maintenance expenses as well as gains (losses) on the disposal of properties) was driven in part by the decrease in real estate owned assets since September 30, 2015. Additionally, there was a $0.9 million decrease in professional services expenses included in other operating expenses. Salaries and employee benefits increased $2.1 million during the current nine-month period compared to the nine-month period ended June 30, 2015. This increase was primarily due to a $1.0 million increase in associate compensation costs reflecting normal salary and bonus increases and a $0.6 million increase in compensation costs associated with higher health insurance costs.
Income Tax Expense. The provision for income taxes was $30.0 million during the nine months ended June 30, 2016 when compared to $24.9 million during the nine months ended June 30, 2015. The provision for the current nine-month period included $29.2 million of federal income tax provision and $839 thousand of state income tax provision. The provision for the nine months ended June 30, 2015 included $24.9 million of federal income tax provision and $37 thousand of state income tax provision. The increase in state income tax between the current and prior nine-month periods is reflective of the growth in our expansion states. Our effective federal tax rate was 33.6% during the nine months ended June 30, 2016 and 33.4% during the nine months ended June 30, 2015. Our provision for income taxes in the current nine months is aligned with our expectations for the full fiscal year. Our expected effective income tax rates are below the federal statutory rate because of our ownership of bank-owned life insurance.

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
In addition to the primary sources of funds described above, we have the ability to obtain funds through the use of collateralized borrowings in the wholesale markets, and from sales of securities. Also, access to the equity capital markets via a supplemental minority stock offering or a full conversion (second step) transaction remain as other potential sources of liquidity, although these channels generally require six to nine months of lead time.
While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Association’s Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We generally seek to maintain a minimum liquidity ratio of 5% (which we compute as the sum of cash and cash equivalents plus unencumbered investment securities for which ready markets exist, divided by total assets). For the three months ended June 30, 2016, our liquidity ratio averaged 5.52%. We believe that we had sufficient sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2016.
We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities and the objectives of our asset/liability management program. Excess liquid assets are generally invested in interest-earning deposits and short- and intermediate-term securities.
Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2016, cash and cash equivalents totaled $201.3 million, which represented an increase of 30% from September 30, 2015.
Investment securities classified as available-for-sale, which provide additional sources of liquidity, totaled $530.2 million at June 30, 2016.
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

During the nine-month period ended June 30, 2016, loan sales to Fannie Mae totaled $121.1 million, which included $12.0 million of loans that qualified under Fannie Mae's HARP II initiative. Loans originated under the HARP II initiative are classified as “held for sale” at origination. Loans originated under non-HARP II Fannie Mae compliant procedures are classified as “held for investment” until they are specifically identified for sale.
In addition to the loan sales to Fannie Mae, during the nine-month period ended June 30, 2016, loan sales to the FHLB of Cincinnati, under their Mortgage Purchase Program, totaled $30.0 million. Loans that qualify under the FHLB Mortgage Purchase Program are classified as “held for investment” until they are specifically identified for sale.
At June 30, 2016, $0.3 million of long-term, fixed-rate residential first mortgage loans were classified as “held for sale,” all of which qualified under Fannie Mae's HARP II initiative. There were no loan sale commitments outstanding at June 30, 2016.
Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows (unaudited) included in the unaudited interim Consolidated Financial Statements.
At June 30, 2016, we had $849.5 million in loan commitments outstanding. In addition to commitments to originate loans, we had $1.23 billion in unfunded home equity lines of credit to borrowers. CDs due within one year of June 30, 2016 totaled $2.16 billion, or 25.9% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, sales of investment securities, other deposit products, including new CDs, brokered CDs, FHLB advances, borrowings from the FRB-Cleveland Discount Window or other collateralized borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the CDs due on or before June 30, 2017. We believe, however, based on past experience, that a significant portion of such deposits will remain with us. Generally, we have the ability to attract and retain deposits by adjusting the interest rates offered.
Our primary investing activities are originating residential mortgage loans and purchasing investments. During the nine months ended June 30, 2016, we originated $1.71 billion of residential mortgage loans, and during the nine months ended June 30, 2015, we originated $1.64 billion of residential mortgage loans. We purchased $59.5 million of securities during the nine months ended June 30, 2016, and $114.5 million during the nine months ended June 30, 2015.
Financing activities consist primarily of changes in deposit accounts, changes in the balances of principal and interest owed on loans serviced for others, FHLB advances and borrowings from the FRB-Cleveland Discount Window. We experienced a net increase in total deposits of $83.0 million during the nine months ended June 30, 2016, which reflected the active management of the offered rates on maturing CDs, compared to a net decrease of $191.8 million during the nine months ended June 30, 2015. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. The net increase in total deposits during the nine months ended June 30, 2016 included a $19.7 million increase in the balance of brokered CDs, to $539.8 million, from $520.1 million at September 30, 2015. During the nine months ended June 30, 2015 the balance of brokered CDs increased by $163.4 million. Principal and interest owed on loans serviced for others decreased $14.9 million to $34.6 million during the nine months ended June 30, 2016 compared to a net decrease of $9.7 million to $44.9 million during the nine months ended June 30, 2015. During the nine months ended June 30, 2016, we increased our advances from the FHLB of Cincinnati by $274.3 million, as we funded new loan originations and actively managed our liquidity ratio. During the nine months ended June 30, 2015, our advances from the FHLB of Cincinnati increased by $760.4 million.
Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of Cincinnati and the FRB-Cleveland Discount Window, each of which provides an additional source of funds. Additionally, in evaluating funding alternatives, we may participate in the brokered CDs market. At June 30, 2016 we had $2.44 billion of FHLB of Cincinnati advances and no outstanding borrowings from the FRB-Cleveland Discount Window. Additionally, at June 30, 2016, we had $539.8 million of brokered CDs. During the nine months ended June 30, 2016, we had average outstanding advances from the FHLB of Cincinnati of $2.20 billion as compared to average outstanding advances of $2.31 billion during the nine months ended June 30, 2015. The decrease in net average balance in the current year reflects the absence of a strategy to increase net income that was used in the prior year and involved additional borrowings from the FHLB of Cincinnati. Because the borrowing portion of that strategy was not effective in the current fiscal period, additional borrowings from the FHLB of Cincinnati for that purpose were not incurred. Partially offsetting the decrease in the average balance resulting from discontinuing this strategy was an increase in FHLB of Cincinnati borrowings as part of our efforts to lengthen the duration of our interest bearing funding sources. Refer to the Extending the Duration of Funding Sources section of the Overview and the General section of Item 3. Quantitative and Qualitative Disclosures About Market Risk for further discussion. At June 30, 2016, we had the ability to immediately borrow an additional $308.2 million from the FHLB of Cincinnati and $98.4 million from the FRB-Cleveland Discount Window. From the perspective of collateral value securing FHLB of Cincinnati advances, our capacity limit for additional borrowings beyond the immediately available limits at June 30, 2016 was $5.24 billion, subject to satisfaction of the FHLB of Cincinnati common stock ownership requirement. To satisfy the common stock ownership requirement, we would have to increase our ownership of FHLB of Cincinnati common stock by an additional $104.8 million.
The Association and the Company are subject to various regulatory capital requirements, including a risk-based capital measure. The Basel III capital framework for U.S. banking organizations ("Basel III Rules") includes both a revised definition of capital and guidelines for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. In July 2013, the OCC and the other federal bank regulatory agencies issued a final rule that, effective January 1, 2015 for the standardized approach, revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the DFA and revised the definition of assets used in the Tier 1 (leverage) capital ratio from adjusted tangible assets (a measurement computed based on quarter-end asset balances) to net average assets (a measurement computed based on the average of daily asset balances during the quarter). Among other things, the rule established a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets) and increased the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets). The final rule also requires unrealized gains and losses on certain "available-for-sale" security holdings and change in defined benefit plan to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised. The Association exercised its one time opt-out election with the filing of its March 31, 2015 regulatory call report. The rule limits a banking organization's capital distributions and certain discretionary bonus payments if the banking organization does not hold a "capital conservation buffer" consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement phased in beginning January 1, 2016 and will end January 1, 2019, when the full capital conservation buffer requirement will be effective. Effective January 1, 2015, the Association implemented the new capital requirements for the standardized approach to the Basel III Rules, subject to transitional provisions extending through the end of 2018. The final rule also implemented consolidated capital requirements for savings and loan holding companies effective January 1, 2015.
As of June 30, 2016, the Association exceeded all regulatory requirements to be considered “Well Capitalized” as presented in the table below (dollar amounts in thousands).

	Actual		Required
	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$1,529,435	22.26%	$687,116	10.00%
Tier 1 (leverage) Capital to Net Average Assets	1,464,665	11.77%	622,149	5.00%
Tier 1 Capital to Risk-Weighted Assets	1,464,665	21.32%	549,692	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,464,651	21.32%	446,625	6.50%
The capital ratios of the Company as of June 30, 2016 are presented in the table below (dollar amounts in thousands).

	Actual
	Amount	Ratio
Total Capital to Risk-Weighted Assets	$1,745,832	25.29%
Tier 1 (leverage) Capital to Net Average Assets	1,681,066	13.48%
Tier 1 Capital to Risk-Weighted Assets	1,681,066	24.35%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,681,066	24.35%
In addition to the operational liquidity considerations described above, which are primarily those of the Association, the Company, as a separate legal entity, also monitors and manages its own, parent company-only liquidity, which provides the source of funds necessary to support all of the parent company's stand-alone operations, including its capital distribution strategies, which encompass its share repurchase and dividend payment programs. The Company's primary source of liquidity is dividends received from the Association. The amount of dividends that the Association may declare and pay to the Company in any calendar year, without the receipt of prior approval from the OCC but with prior notice to the FRB-Cleveland, cannot exceed net income for the current calendar year-to-date period plus retained net income (as defined) for the preceding two calendar years, reduced by prior dividend payments made during those periods. During the three months ended December 31, 2015, the Company received an earnings-based $60.0 million dividend from the Association. Additionally, during fiscal year 2015, the Company received the non-objection of its regulators for the Association to pay a special dividend of $150.0 million to the Company. This amount was equal to the voluntary contribution of capital that the Company made to the Association in October 2010. The $150.0 million special dividend was paid during the three months ended December 31, 2015. Because of their intercompany nature, these dividend payments had no impact on the Company's capital ratios or its consolidated statement of condition but reduced the Association's reported capital ratios.
The Company's sixth stock repurchase plan, covering 10,000,000 shares, which began on September 9, 2014, was completed on August 3, 2015. Repurchases under the seventh stock repurchase authorization, covering 10,000,000 shares began on August 4, 2015. There were 7,223,000 shares repurchased under the seventh authorized program between its start date and June 30, 2016. During the nine months ended June 30, 2016, the Company repurchased $94.7 million of its common stock.
On August 5, 2015, at a special meeting of members of Third Federal Savings, MHC, the members (depositors and certain loan customers of the Association) voted to approve Third Federal Savings, MHC's proposed waiver of dividends, aggregating up to $0.40 per share, to be declared on the Company’s common stock during the four quarters ending June 30, 2016. Following the receipt of the members’ approval at the August 5, 2015 special meeting, Third Federal Savings, MHC filed a notice with, and subsequently received the non-objection of the FRB-Cleveland, to waive receipt of dividends on the Company’s common stock. Third Federal Savings, MHC waived its right to receive $0.10 per share dividend payments with respect to the Company's September 22, 2015, December 14, 2015, March 21, 2016 and June 24, 2016 dividend distributions. On July 26, 2016, at a special meeting of members of Third Federal Savings, MHC, the members of Third Federal Savings, MHC voted to approve Third Federal Savings, MHC's proposed waiver of dividends, aggregating up to $0.50 per share, to be declared on the Company’s common stock during the twelve months subsequent to the members’ approval (i.e., through July 26, 2017). Following the receipt of the members’ approval at the July 26, 2016 special meeting, Third Federal Savings, MHC filed a notice with, and a request for non-objection from, the FRB-Cleveland for the proposed dividend waivers. Action on the non-objection request to the FRB-Cleveland is pending as of the filing date of this quarterly report.
At June 30, 2016, the Company had, in the form of cash and a demand loan from the Association, $133.1 million of funds readily available to support its stand-alone operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
General. The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk has historically been interest rate risk. In general, our assets, consisting primarily of mortgage loans, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and limit the exposure of our net interest income to changes in market interest rates. Accordingly, our Board of Directors has established risk parameter limits deemed appropriate given our business strategy, operating environment, capital, liquidity and performance objectives. Additionally, our Board of Directors has authorized the formation of an Asset/Liability Management Committee comprised of key operating personnel, which is responsible for managing this risk in a manner that is consistent with the guidelines and risk limits approved by the Board of Directors. Further, the Board has established the Directors Risk Committee, which, among other responsibilities, conducts regular oversight and review of the guidelines, policies and deliberations of the Asset/Liability Management Committee. We have sought to manage our interest rate risk in order to control the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset-liability management, we use the following strategies to manage our interest rate risk:

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
During the nine months ended June 30, 2016, $121.1 million of agency-compliant, long-term, fixed-rate mortgage loans were sold to Fannie Mae, and $30.0 million of long-term, fixed-rate mortgage loans originated under our legacy (not fully agency-compliant) origination channel, were sold to the FHLB of Cincinnati, all on a servicing retained basis. At June 30, 2016, $0.3 million of agency-compliant, long-term, fixed-rate residential first mortgage loans were classified as “held for sale.” Of the agency-compliant loan sales during the nine months ended June 30, 2016, $12.0 million was comprised of long-term (15 to 30 years), fixed-rate first mortgage loans which were sold under Fannie Mae's HARP II program, and $109.1 million was comprised of long-term (15 to 30 years), fixed-rate first mortgage loans which had been originated under our revised procedures and were sold to Fannie Mae under our reinstated seller contract, as described in the next paragraph. The loans that were sold to the FHLB of Cincinnati were sold under the FHLB's Mortgage Purchase Program. Loans that qualify under the

FHLB Mortgage Purchase Program are classified as “held for investment” until they are specifically identified for sale. At June 30, 2016, we did not have any outstanding loan sales commitments.
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
During the nine months ended June 30, 2016, the Association entered into its first interest rate swap agreements in over ten years. Each of the Association's swap agreements is registered on the Chicago Mercantile Exchange and involves the exchange of interest payment amounts based on a notional principal balance. No exchange of principal amounts occurs and the notional principal amount does not appear on our balance sheet. The Association uses swaps to extend the duration of its funding sources. In each of the Association's agreements, interest paid is based on a fixed rate of interest throughout the term of each agreement while interest received is based on an interest rate that resets at a specified interval (generally three months) throughout the term of each agreement. On the initiation date of the swap, the agreed upon exchange interest rates reflect market conditions at that point in time. Swaps generally require counterparty collateral pledges that ensure the counterparties' ability to comply with the conditions of the agreement. The notional amount of the Association's swap portfolio at June 30, 2016 was $475.0 million. The swap portfolio's weighted average fixed pay rate was 1.24% and the weighted average remaining term was 4.7 years. Concurrent with the execution of each swap, the Association entered into a short-term borrowing from the FHLB of Cincinnati in an amount equal to the notional amount of the swap and with interest rate resets aligned with the reset interval of the swap. For $325.0 million of our outstanding swaps, the borrowing proceeds represented new monies which were generally used to fund loans and investment securities. Swaps totaling $150.0 million were contracted to restructure existing longer-term FHLB borrowings. These restructuring transactions lowered our effective cost of funding but did not involve the receipt of new monies. Each individual swap agreement has been designated as a cash flow hedge of interest rate risk associated with the Company's variable rate borrowings from the FHLB of Cincinnati.
Economic Value of Equity. Using customized modeling software, the Association prepares periodic estimates of the amounts by which the net present value of its cash flows from assets, liabilities and off-balance sheet items (the institution’s economic value of equity or EVE) would change in the event of a range of assumed changes in market interest rates. The simulation model uses a discounted cash flow analysis and an option-based pricing approach in measuring the interest rate sensitivity of EVE. The model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumption that instantaneous changes (measured in basis points) occur at all maturities along the United States Treasury yield curve and other relevant market interest rates. A basis point equals one, one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 2% to 3% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. The model is tailored specifically to our organization, which, we believe, improves its predictive accuracy. The following table presents the estimated changes in the Association’s EVE at June 30, 2016 that would result from the indicated instantaneous changes in the United States Treasury yield curve and other relevant market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

				EVE as a Percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)	Estimated EVE (2)	Estimated Increase (Decrease) in EVE		EVE Ratio (4)	Increase (Decrease) (basis points)
		Amount	Percent
	(Dollars in thousands)
+300	$1,496,567	$(528,170)	(26.09)%	12.49%	(290)
+200	1,734,170	(290,567)	(14.35)%	13.98%	(141)
+100	1,925,534	(99,203)	(4.90)%	15.03%	(36)
0	2,024,737	—	—	15.39%	—
-100	1,962,605	(62,132)	(3.07)%	14.70%	(69)
_________________

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	EVE Ratio represents EVE divided by the present value of assets.
The table above indicates that at June 30, 2016, in the event of an increase of 200 basis points in all interest rates, the Association would experience a 14.35% decrease in EVE. In the event of a 100 basis point decrease in interest rates, the Association would experience a 3.07% decrease in EVE.
The following table is based on the calculations contained in the previous table, and sets forth the change in the EVE at a +200 basis point rate of shock at June 30, 2016, with comparative information as of September 30, 2015. By regulation, the Association must measure and manage its interest rate risk for interest rate shocks relative to established risk tolerances in EVE.
Risk Measure (+200 bps Rate Shock)

	At June 30, 2016	At September 30, 2015
Pre-Shock EVE Ratio	15.39%	17.37%
Post-Shock EVE Ratio	13.98%	15.86%
Sensitivity Measure in basis points	(141)	(151)
Percentage Change in EVE	(14.35)%	(14.61)%
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
Accordingly, although the EVE tables provide an indication of our interest rate risk exposure as of the indicated dates, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our EVE and will differ from actual results. In addition to our core business activities, which primarily sought to originate Smart Rate (adjustable) and 10 year fixed-rate loans funded by borrowings from the FHLB and intermediate term CDs (including brokered CDs), and which generally had a favorable impact on our IRR profile, the impact of three other items resulted in the 0.26% improvement in the Percentage Change in EVE measure at June 30, 2016 when compared to the measure at September 30, 2015. The most significant factor contributing to the overall improvement was the change in market interest rates, which ranged from a decrease of five basis points for the two year term to a decrease of 36 basis points for the five year term and a decrease of 57 basis points for the ten year term, and which resulted in an improvement of 5.28% in the Percentage Change in EVE. Partially offsetting this improvement was the impact of $210 million in cash dividends that the Association paid to the Company. Because of their intercompany nature, these payments had no impact on the Company's capital position, or the Company's overall IRR profile but reduced the Association's regulatory capital and regulatory capital ratios and negatively impacted the Association's Percentage Change in EVE by approximately 1.70%. Adding to the negative impact of the cash dividend payments, since September 30, 2015, modifications and enhancements to our modeling assumptions and methodologies, which are continually challenged and evaluated, have been implemented since September 30, 2015 and, on a net basis, negatively impacted the Association's Percentage Change in EVE by 1.66%. These changes primarily involved the calibration factors used in the modeling of first mortgage loans and non-maturity deposits and attempt to more closely align the model’s projections with our historical experience for those products. Finally, although our core business activities, as described at the beginning of this paragraph, are generally intended to have a favorable impact our our IRR profile, during the current fiscal year to date period, due primarily to an increase in the balance of our outstanding commitments to originate first mortgage loans, which increased from $415.9 million at September 30, 2015 to $849.5 million at June 30, 2016, our core operations resulted in 1.66% of deterioration to our Percentage Change in EVE since September 30, 2015. The IRR simulation results presented above were in line with management's expectations and were within the risk limits established by our Board of Directors.
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
Earnings at Risk. In addition to EVE calculations, we use our simulation model to analyze the sensitivity of our net interest income to changes in interest rates (the institution’s EaR). Net interest income is the difference between the interest income that we earn on our interest-earning assets, such as loans and securities, and the interest that we pay on our interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what our net interest income would be for prospective 12 and 24 month periods using customized (based on our portfolio characteristics) assumptions with respect to loan prepayment rates, default rates and deposit decay rates, and the implied forward yield curve as of the market date for assumptions as to projected interest rates. We then calculate what the net interest income would be for the same period in the event of instantaneous changes in market interest rates. The simulation process is subject to continual enhancement, modification, refinement and adaptation in order that it might most accurately reflect our current circumstances, factors and expectations. As of June 30, 2016, we estimated that our EaR for the 12 months ending June 30, 2017 would decrease by 0.85% in the event of an instantaneous 200 basis point increase in market interest rates. As is the case with any model that projects future results, the further into the future that the model extends, the less precise/reliable the results become. With that in mind, as of June 30, 2016, we estimated that our EaR for the 12 month period ending June 30, 2018 would decrease by 4.78% in the event of an instantaneous 200 basis point increase in market interest rates. At June 30, 2016, the IRR simulations results were in line with management's expectations and were within the risk limits established by our Board of Directors.
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
EVE is considered as a point in time calculation with a "liquidation" view of the Association where all the cash flows (including interest, principal and prepayments) are modeled and discounted using discount factors derived from the current market yield curves. It provides a long term view and helps to define changes in equity and duration as a result of changes in interest rates. On the other hand, EaR is based on balance sheet projections going one year and two years forward and assumes new business volume and pricing to calculate net interest income under different interest rate environments. EaR is calculated to determine the sensitivity of net interest income under different interest rate scenarios. With each of these models specific policy limits have been established that are compared with the actual month end results. These limits have been approved by the Association's Board of Directors and are used as benchmarks to evaluate and moderate interest rate risk. In the event that there is a breach of policy limits, management is responsible for taking such action, similar to those described under the preceding heading of General, as may be necessary in order to return the Association's interest rate risk profile to a position that is in compliance with the policy. At June 30, 2016, the IRR profile as disclosed above was within our internal limits.
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
Item 1A. Risk Factors
In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factor represents material updates and additions to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015 as filed with the Securities and Exchange Commission on November 25, 2015 (File No. 001-33390). Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factor set forth below also is a cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

A new accounting standard will likely require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations

The Financial Accounting Standards Board has adopted a new accounting standard that will be effective for the Company for our first fiscal year after December 15, 2019.  This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses.  This will change the current method of providing allowances for loan losses that are probable, which will likely require us to increase our allowance for loan losses, and to greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for loan losses.  Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on our financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table summarizes our stock repurchase activity during the quarter ended June 30, 2016.

		Average	Total Number of	Maximum Number
	Total Number	Price	Shares Purchased	of Shares that May
	of Shares	Paid per	as Part of Publicly	Yet be Purchased
Period	Purchased	Share	Announced Plans (1)	Under the Plans
April 1, 2016 through April 30, 2016	533,000	$17.68	533,000	3,797,000
May 1, 2016 through May 31, 2016	360,000	18.18	360,000	3,437,000
June 1, 2016 through June 30, 2016	660,000	17.64	660,000	2,777,000
	1,553,000	17.78	1,553,000

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

On July 26, 2016, at a special meeting of members of Third Federal Savings, MHC, the members (depositors and certain loan customers of the Association) of Third Federal Savings, MHC voted to approve Third Federal Savings, MHC's proposed waiver of dividends, aggregating up to $0.50 per share, to be declared on the Company’s common stock during the twelve months subsequent to the members’ approval (i.e., through July 26, 2017). The members approved the waiver by casting 65% of the eligible votes in favor of the waiver. Of the votes cast, 97% were in favor of the proposal. Third Federal Savings, MHC is the 79% majority shareholder of the Company.
Following the receipt of the members’ approval at the July 26, 2016 special meeting, Third Federal Savings, MHC filed a notice with, and a request for non-objection from, the FRB-Cleveland for the proposed dividend waivers. Both the non-objection from the FRB-Cleveland and the timing of the non-objection are unknown as of the filing date of this quarterly report.
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

101
The following unaudited financial statements from TFS Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed on August 5, 2016, formatted in XBRL: (i) Consolidated Statements of Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Unaudited Interim Consolidated Financial Statements.

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

TFS Financial Corporation

Dated:	August 5, 2016	/s/ Marc A. Stefanski
Marc A. Stefanski
Chairman of the Board, President and Chief Executive Officer

Dated:	August 5, 2016	/s/ David S. Huffman
David S. Huffman
Chief Financial Officer and Secretary