Form 10-K
period 2016-09-30
TFS Financial CORP
filed 2016-11-23
CIK 1381668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2016
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
(do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on March 31, 2016, as reported by the NASDAQ Global Select Market, was approximately $1.03 billion.
At November 21, 2016, there were 283,469,415 shares of the Registrant’s common stock, par value $0.01 per share, outstanding, of which 227,119,132 shares, or 80.12% of the Registrant’s common stock, were held by Third Federal Savings and Loan Association of Cleveland, MHC, the Registrant’s mutual holding company.

DOCUMENTS INCORPORATED BY REFERENCE (to the Extent Indicated Herein)
Portions of the registrant’s Proxy Statement for the 2017 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

TFS Financial Corporation

GLOSSARY OF TERMS
TFS Financial Corporation provides the following list of acronyms and other terms as a tool for the reader. The acronyms and other terms identified below are used throughout the document.

AOCI: Accumulated Other Comprehensive Income	FRB-Cleveland: Federal Reserve Bank of Cleveland
ARM: Adjustable Rate Mortgage	FRS: Board of Governors of the Federal Reserve System
ASC: Accounting Standards Codification	GAAP: Generally Accepted Accounting Principles
ASU: Accounting Standards Update	GVA: General Valuation Allowances
Association: Third Federal Savings and Loan	HARP: Home Affordable Refinance Program
Association of Cleveland	HPI: Home Price Index
BAAS: OCC Bank Accounting Advisory Series	IRR: Interest Rate Risk
BOLI: Bank Owned Life Insurance	IRS: Internal Revenue Service
CDs: Certificates of Deposit	IVA: Individual Valuation Allowance
CFPB: Consumer Financial Protection Bureau	LIHTC: Low Income Housing Tax Credit
CLTV: Combined Loan-to-Value	LIP: Loans-in-Process
Company: TFS Financial Corporation and its	LTV: Loan-to-Value
subsidiaries	MGIC: Mortgage Guaranty Insurance Corporation
DFA: Dodd-Frank Wall Street Reform and Consumer	OCC: Office of the Comptroller of the Currency
Protection Act of 2010	OCI: Other Comprehensive Income
DIF: Depository Insurance Fund	OTS: Office of Thrift Supervision
EaR: Earnings at Risk	PMI: Private Mortgage Insurance
EPS: Earnings per Share	PMIC: PMI Mortgage Insurance Co.
ESOP: Third Federal Employee (Associate) Stock	QTL: Qualified Thrift Lender
Ownership Plan	REMICs: Real Estate Mortgage Investment Conduits
EVE: Economic Value of Equity	REIT: Real Estate Investment Trust
FASB: Financial Accounting Standards Board	SVA: Specific Valuation Allowance
FICO: Financing Corporation	SEC: United States Securities and Exchange
FDIC: Federal Deposit Insurance Corporation	Commission
FHFA: Federal Housing Finance Agency	TDR: Troubled Debt Restructuring
FHLB: Federal Home Loan Bank	Third Federal Savings, MHC: Third Federal Savings
Fannie Mae: Federal National Mortgage Association	and Loan Association of Cleveland, MHC

PART I

Item 1.	Business

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
THIRD CAPITAL, INC.
Third Capital, Inc. is a Delaware corporation that was organized in 1998 as our wholly-owned subsidiary. At September 30, 2016, Third Capital, Inc. had consolidated assets of $80.4 million, and for the fiscal year ended September 30, 2016, Third Capital, Inc. had consolidated net income of $0.7 million. Third Capital, Inc. has no separate operations other than as the holding company for its operating subsidiaries, and as a minority investor or partner in other entities including minority investments in private equity funds. As of September 30, 2016, the book basis of the private equity funds was zero. The following is a description of the entities, other than the private equity funds, in which Third Capital, Inc. is the owner, an investor or a partner.
Hazelmere Investment Group I, Ltd. This Ohio limited liability company engages in net lease transactions of commercial buildings in targeted markets. Third Capital, Inc. is a partner of this entity, receives a priority return on amounts contributed to acquire investment properties and has a 70% ownership interest in remaining earnings. Hazelmere Investment Group I, Ltd.recorded net income of $0.2 million during the fiscal year ended September 30, 2016.
Third Cap Associates, Inc. This Ohio corporation owns 49% and 60% of two title agencies that provide escrow and settlement services in the State of Ohio, primarily to customers of the Association. For the fiscal year ended September 30, 2016, Third Cap Associates, Inc. recorded net income of $0.7 million.
Third Capital Mortgage Insurance Company. This Vermont corporation, which reinsured private mortgage insurance on residential loans originated by the Association, was fully dissolved as of December 31, 2015. For the three month period ending December 31, 2015, Third Capital Mortgage Insurance Company recorded a net loss of $5 thousand.
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
The Association attracts retail deposits from the general public in the areas surrounding its main office and its branch offices. It also utilizes its internet website, direct mail solicitation and its customer service call center to generate loan applications and attract retail deposits. Since September 2013, brokered CDs and more extensive use of longer-term advances from the FHLB of Cincinnati as well as shorter-term advances from the FHLB of Cincinnati, hedged to longer effective durations by interest rate exchange contracts, have also been used as a cost effective funding alternatives. In addition to residential real estate mortgage loans, the Association originates residential construction loans to individuals for the construction of their personal residences by a qualified builder. The Association also offers home equity loans and lines of credit subject to certain property and credit performance conditions. The Association retains in its portfolio a large portion of the loans that it originates. Since 2013, loans that the Association sells consist primarily of long-term, fixed-rate residential real estate mortgage loans. The Association retains the servicing rights on all loans that it sells. The Association’s revenues are derived primarily from interest on loans and, to a lesser extent, interest on interest-earning deposits in other financial institutions, deposits maintained at the FRS, federal funds sold, and investment securities, including mortgage-backed securities. The Association also generates revenues from fees and service charges. The Association’s primary sources of funds are deposits, borrowings, principal and interest payments on loans and securities and proceeds from loan sales.
The Association’s website address is www.thirdfederal.com. Filings of the Company made with the SEC are available, without charge, on the Association’s website. Information on that website is not and should not be considered a part of this document.
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
The Association also provides savings products in all 50 states and first mortgage refinance loans and home equity lines of credit in 21 states and the District of Columbia. First mortgage loans to purchase homes as well as home equity loan products are provided in eight states. These products are provided through its branch network for customers in its core markets of Ohio, Florida and selected counties in Kentucky as well as its customer service call center and its internet site for all customers not served by its branch network.
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
The majority of the Association’s deposits are held in its offices located in Cuyahoga County, Ohio. As of June 30, 2016 (the latest date for which information is publicly available), the Association had $4.7 billion of deposits in Cuyahoga County, and ranked fourth among all financial institutions with offices in the county in terms of deposits, with a market share of 9.52%. As of that date, the Association had $6.1 billion of deposits in the State of Ohio, and ranked ninth among all financial institutions in the state in terms of deposits, with a market share of 1.13%. As of June 30, 2016, the Association had $2.4 billion of deposits in the State of Florida, and ranked 31st among all financial institutions in terms of deposits, with a market share of 0.44%. This market share data excludes deposits held by credit unions, whose deposits are not insured by the FDIC.

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
From October 2015 through September 30, 2016, per data furnished by MarketTrac®, the Association had the largest market share of conventional purchase mortgage loans originated in Cuyahoga County, Ohio. For the same period, it also had the second largest market share of conventional purchase mortgage loans originated in the seven northeast Ohio counties which comprise the Cleveland and Akron metropolitan statistical areas. In addition, based on the same statistics, the Association has consistently been one of the ten largest lenders in both Franklin County (Columbus, Ohio) and Hamilton County (Cincinnati, Ohio) since it entered those markets in 1999.
The Association’s primary strategy for increasing and retaining its customer base is to offer competitive deposit and loan rates and other product features, delivered with exceptional customer service, in each of the markets it serves.
We rely on the reputation that has been built during the Association’s almost 80-year history of serving its customers and the communities in which it operates, the Association’s high capital levels, and the Association's extensive liquidity alternatives which, in combination, serve to maintain and nurture customer and marketplace confidence. The Company’s high capital ratio continues to reflect the beneficial impact of our April 2007 initial public offering, which raised net proceeds of $886 million. At September 30, 2016, our ratio of shareholders’ equity to total assets was 12.9%. Our liquidity alternatives include management and monitoring of the level of liquid assets held in our portfolio as well as the maintenance of alternative wholesale funding sources. For the year ended September 30, 2016, our liquidity ratio averaged 5.53% (which we compute as the sum of cash and cash equivalents plus unpledged investment securities for which ready markets exist, divided by total assets) and, through the Association, we had the ability to immediately borrow an additional $32.5 million from the FHLB of Cincinnati under existing credit arrangements along with $90.5 million from the Federal Reserve Bank of Cleveland. From the perspective of collateral value securing FHLB of Cincinnati advances, our capacity limit for additional borrowings beyond the immediately available limit at September 30, 2016 was $5.52 billion, subject to satisfaction of the FHLB of Cincinnati's common stock ownership requirement. To satisfy the common stock ownership requirement we would have to increase our ownership of FHLB of Cincinnati common stock by an additional $110.3 million. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources.”
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
Lending Activities
The Association’s principal lending activity is the origination of fixed-rate and adjustable-rate, first mortgage loans to purchase or refinance residential real estate in its core markets in Ohio, Florida and selected counties in Kentucky. Adjustable-rate and 10-year fixed rate first mortgage loans to refinance real estate are offered in 18 additional states plus the District of Columbia. Also, the Association offers adjustable-rate and 10-year fixed rate first mortgage loans to purchase real estate in five states outside of core markets. Further, the Association originates residential construction loans to individuals (for the construction of their personal residences by a qualified builder) and originates home equity loans and lines of credit in Ohio and Florida.  We offer home equity lines of credit in 19 additional states and home equity loans in six additional states. Between June 28, 2010 and March 20, 2012 the Association suspended the acceptance of new home equity line of credit applications. Effective March 20, 2012, the Association began offering new home equity lines of credit to qualifying existing home equity customers. In

February 2013, we modified the product design and offered the product to all customers in Ohio, Florida and selected counties in Kentucky and in April 2013 we extended the offer to both existing customers and new consumers in Ohio, Florida and selected counties in Kentucky. Over the course of the fiscal year ended September 30, 2014, we expanded the product offering to include 21 states and the District of Columbia. Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation - Monitoring and Limiting Our Credit Risk for additional information regarding home equity loans and lines of credit. At September 30, 2016, residential real estate, fixed-rate and adjustable-rate, first mortgage loans totaled $10.19 billion, or 86.5% of our loan portfolio, home equity loans and lines of credit totaled $1.53 billion, or 13% of our loan portfolio, and residential construction loans totaled $61.4 million, or 0.5% of our loan portfolio. At September 30, 2016, adjustable-rate, residential real estate, first mortgage loans totaled $4.26 billion and comprised 36.1% of our loan portfolio.

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

	September 30,
	2016		2015		2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential Core (1)
Ohio	$5,937,114		$5,903,051		$5,986,801		$5,947,791		$6,088,264
Florida	1,678,798		1,621,763		1,570,087		1,465,907		1,396,612
Other	2,453,740		1,938,125		1,271,951		704,813		458,289
Total	10,069,652	85.5%	9,462,939	83.9%	8,828,839	82.2%	8,118,511	79.4%	7,943,165	76.5%
Residential Home Today (1)
Ohio	116,253		129,416		146,974		170,206		199,456
Florida	5,414		6,050		6,909		7,826		8,540
Other	271		280		313		321		329
Total	121,938	1.0	135,746	1.2	154,196	1.5	178,353	1.7	208,325	2.0
Home equity loans and lines of credit
Ohio	597,735		641,321		675,911		721,890		838,492
Florida	370,111		421,904		475,375		539,152		628,554
California	210,004		216,233		213,309		227,841		256,900
Other	353,432		345,781		332,334		369,515		431,550
Total	1,531,282	13.0	1,625,239	14.4	1,696,929	15.8	1,858,398	18.2	2,155,496	20.8
Construction	61,382	0.5	55,421	0.5	57,104	0.5	72,430	0.7	69,152	0.7
Other consumer loans	3,116	—	3,468	—	4,721	—	4,100	—	4,612	—
Total loans receivable	11,787,370	100.0%	11,282,813	100.0%	10,741,789	100.0%	10,231,792	100.0%	10,380,750	100.0%
Deferred loan expenses (fees), net	19,384		10,112		(1,155)		(13,171)		(18,561)
Loans in process	(36,155)		(33,788)		(28,585)		(42,018)		(36,736)
Allowance for loan losses	(61,795)		(71,554)		(81,362)		(92,537)		(100,464)
Total loans receivable, net	$11,708,804		$11,187,583		$10,630,687		$10,084,066		$10,224,989
 ______________________

(1)
Residential Core and Home Today loans are primarily one- to four-family residential mortgage loans. See the Residential Real Estate Mortgage Loans section which follows for a further description of Home Today and Core loans.

Loan Portfolio Maturities. The following table summarizes the scheduled repayments of the loan portfolio at September 30, 2016, according to each loan's final due date. Demand loans, loans having no stated repayment schedule or maturity, are reported as being due in the fiscal year ending September 30, 2017. Maturities are based on the final contractual payment date and do not reflect the impact of prepayments and scheduled principal amortization.

Due During the Years Ending September 30,	Residential Real Estate		Home Equity Loans and Lines of Credit	Construction Loans	Other Consumer Loans	Total
	Core	Home Today
	(In thousands)
2017	$1,648	$6	$1,871	$—	$3,116	$6,641
2018	11,361	207	1,161	—	—	12,729
2019	19,432	248	554	—	—	20,234
2020 to 2021	59,009	273	9,614	—	—	68,896
2022 to 2026	2,355,562	1,729	152,039	65	—	2,509,395
2027 to 2031	1,010,984	706	916,204	6,602	—	1,934,496
2032 and beyond	6,611,656	118,769	449,839	54,715	—	7,234,979
Total	$10,069,652	$121,938	$1,531,282	$61,382	$3,116	$11,787,370
The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at September 30, 2016 that are contractually due after September 30, 2017.

	Due After September 30, 2017
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
Residential Core	$5,812,256	$4,255,747	$10,068,003
Residential Home Today	121,762	170	121,932
Home Equity Loans and Lines of Credit	18,439	1,510,973	1,529,412
Construction	41,865	19,517	61,382
Total	$5,994,322	$5,786,407	$11,780,729
Residential Real Estate Mortgage Loans. The Association’s primary lending activity is the origination of residential real estate mortgage loans. A comparison of 2016 data to the corresponding 2015 data can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.” The Association currently offers fixed-rate conventional mortgage loans with terms of 30 years or less that are fully amortizing with monthly loan payments, and adjustable-rate mortgage loans that amortize over a period of up to 30 years, provide an initial fixed interest rate for three or five years and then adjust annually. At September 30, 2016, there were no “interest only” residential real estate mortgage loans held in the Association's portfolio.
The Association generally originates both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Office of Federal Housing Enterprise Oversight, which is currently $417,000 and $625,500 for single-family homes in most of our lending markets. The Association also originates loans in amounts that exceed the lending limit for conforming loans, which the Association refers to as “jumbo loans.” The Association generally underwrites jumbo loans in a manner similar to conforming loans. Jumbo loans are not uncommon in the Association’s market areas.
The Association has always considered the promotion of home ownership a primary goal. In that regard, it has historically offered affordable housing programs in all of its market areas. These programs are targeted toward low- and moderate-income home buyers. During the latter portion of fiscal 2016, the Association began to market Fannie Mae's HomeReady mortgage loan product for low- and moderate-income homeowners. Previously, the Association’s primary program was referred to as "Home Today" and is described in detail below. Prior to March 27, 2009, loans originated under the Home Today program had higher risk characteristics. The Association did not classify Home Today as a sub-prime lending program based on the exclusion provided to community development loans in the Expanded Guidance for Sub-prime Lending issued by the OTS and the OCC. In the aftermath of the 2008 financial crisis, a great deal of attention was focused on sub-prime lending and its negative effect on borrowers and financial markets. Borrowers in our Home Today program were not charged higher fees or interest rates than our Core (non-Home Today) borrowers. Home Today loans were not "interest only" or negative amortizing and contain no low initial payment features or adjustable interest rates, which are features often associated with sub-prime lending. While the credit risk profiles of the Association’s borrowers in the Home Today program were generally higher risk than the credit risk profiles of its Core borrowers, the Association attempted to mitigate that higher risk through the use of private mortgage insurance and continued pre- and post-purchase counseling. The Association’s philosophy has been to provide borrowers the opportunity for home ownership within their financial means.
Coinciding with the Association's marketing of Fannie Mae's HomeReady mortgage loan product in 2016, the Association no longer originates loans under its Home Today program. Between March 27, 2009 and 2016, borrowers under the Home Today program were subject to substantially the same underwriting requirements as Core borrowers and borrowers must have completed a financial management education program. Prior to March 27, 2009, through the Home Today program, the Association originated loans with its standard terms to borrowers who might not have otherwise qualified for such loans. To previously qualify for the Association’s Home Today program, a borrower must have completed financial management education and counseling and must have been referred to the Association by a sponsoring organization with which the Association had partnered as part of the program. Borrowers must have met a minimum credit score threshold. The Association originated loans with a LTV ratio of up to 90% through its Home Today program, provided that any loan originated through this program with a LTV ratio in excess of 80% must have met the underwriting criteria mandated by the Association's private mortgage insurance carrier. Because the Association previously applied less stringent underwriting and credit standards to these loans, the majority of loans originated under the Home Today program generally have greater credit risk than our Core residential real estate mortgage loans. Effective October 2007, the private mortgage insurance carrier that provides coverage for the Home Today loans with LTV ratios in excess of 80% imposed more restrictive lending requirements that decreased the volume of Home Today lending. As of September 30, 2016, the Association had $121.9 million of loans outstanding that were originated through its Home Today program, most of which were originated prior to March 27, 2009. At September 30, 2016, of the loans that were originated under the Home Today program, 12.6% were delinquent 30 days or more compared to 0.3% for the portfolio of Core loans as of that date. At September 30, 2016, $7.4 million, or 6.1%, of loans originated under the Home Today program were delinquent 90 days and over and $19.5 million of Home Today loans were non-accruing loans, representing 21.6% of total non-accruing loans as of that date. See “—Non-performing Assets and Restructured Loans—Delinquent Loans” for a discussion of the asset quality of this portion of the Association’s loan portfolio.
Prior to November 2008, the Association also originated loans under its high LTV program. These loans had initial LTV ratios of 90% or greater and could be as high as 95%. To qualify for this program, the loan applicant was required to satisfy more stringent underwriting criteria (credit score, income qualification, and other criteria). Borrowers did not obtain private mortgage insurance with respect to these loans. High LTV loans were originated with higher interest rates than the Association’s other residential real estate loans. The Association believes that the higher credit quality of this portion of the portfolio offsets the risk of not requiring private mortgage insurance. While these loans were not initially covered by private mortgage insurance, the Association had negotiated with a private mortgage insurance carrier a contract under which, at the Association’s option, a pre-determined dollar amount of qualifying loans could be grouped and submitted to the carrier for pooled private mortgage insurance coverage. As of September 30, 2016, the Association had $75.6 million of loans outstanding that were originated through its High LTV program, $66.1 million of which the Association has insured through the private mortgage insurance carrier. The High LTV program was suspended in November 2008.
For loans with LTV ratios in excess of 85% but equal to or less than 95%, the Association requires private mortgage insurance. LTV ratios in excess of 80% are not available for refinance transactions except for adjustable-rate, first mortgage loans. The new HomeReady product will require private mortgage insurance on purchase transactions in excess of 80% to 97% LTV and refinance transactions in excess of 80% to 95% LTV.
The Association actively monitors its interest rate risk position to determine its desired level of investment in fixed-rate mortgages. While the sales of first mortgage loans remain strategically important for us, since fiscal 2010, they have played a lesser role in our management of interest rate risk.
The Association currently retains the servicing rights on all loans sold in order to generate fee income and reinforce its commitment to customer service. One- to four-family residential mortgage real estate loans that have been sold were underwritten generally to Fannie Mae guidelines and comply with applicable federal, state and local laws. At the time of the closing of these loans the Association owned the loans and subsequently sold them to Fannie Mae and others providing normal and customary representations and warranties, including representations and warranties related to compliance, generally with Fannie Mae underwriting standards. At the time of sale, the loans were free from encumbrances except for the mortgages filed by the Association which, with other underwriting documents, were subsequently assigned and delivered to Fannie Mae and others. For the fiscal years ended September 30, 2016 and 2015, the Association recognized servicing fees, net of amortization, related to these servicing rights of $4.7 million and $5.4 million, respectively. As of September 30, 2016 and September 30, 2015, the principal balance of loans serviced for others totaled $1.96 billion and $2.18 billion, respectively. In November 2013, the Association entered into a resolution agreement with Fannie Mae pursuant to which, the Association remitted $3.1 million to Fannie Mae. The remittance amount included $0.4 million related to outstanding mortgage insurance claim payments on 42 loans. Under the terms of the resolution agreement, Fannie Mae withdrew all outstanding repurchase and make-whole demands and generally waived its right to enforce future repurchase obligations with respect to all mortgage loans (approximately 23,400 active loans or loans with a remaining balance) that were originated by the Association between January 1, 2000 and December 31, 2008 and delivered to Fannie Mae prior to January 1, 2009. At September 30, 2016, substantially all of the loans serviced for Fannie Mae and others were performing in accordance with their contractual terms and management believes that it has no material repurchase obligations associated with these loans. However, an accrual for $0.9 million has been maintained for potential repurchase or loss reimbursement requests at September 30, 2016.
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
All adjustable-rate mortgage loans with initial fixed-rate periods of one, three or five years have initial and periodic caps of two percentage points on interest rate changes, with a cap of six percentage points for the life of the loan for Traditional ARM and five or six percentage points for the life of Smart Rate loans. Previously, the Association also offered Traditional ARM loans with an initial fixed-rate period of seven years. Loans originated under that program, which was discontinued in August 2007, had a cap of five percentage points on the initial change in interest rate, with a two percentage point cap on subsequent changes and a cap of five percentage points for the life of the loan. Many of the borrowers who select adjustable-rate mortgage loans have shorter-term credit needs than those who select long-term, fixed-rate mortgage loans. The Association will permit borrowers to convert non-“Smart Rate” adjustable-rate mortgage loans into fixed-rate mortgage loans at no cost to the borrower. The Association has never offered “Option ARM” loans, where borrowers can pay less than the interest owed on their loan, resulting in an increased principal balance during the life of the loan. At September 30, 2016, "Smart Rate" adjustable-rate mortgage loans totaled $4.15 billion, or 96.9% of the adjustable-rate mortgage loan portfolio and Traditional ARMs totaled $130.9 million, or 3.1% of the adjustable-rate mortgage loan portfolio.
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
Home Equity Loans and Home Equity Lines of Credit. The Association offers home equity loans and home equity lines of credit, which are primarily secured by a second mortgage on residences. The array of home equity products offered by the Association varied significantly between June 28, 2010 and September 30, 2016. Prior to June 28, 2010, the Association offered home equity loans and home equity lines of credit. The Association also offered a home equity lending product that was secured by a third mortgage, although the Association only originated this loan to borrowers where the Association also held the second mortgage. Between June 28, 2010 and March 19, 2012, we suspended the acceptance of new home equity credit applications with the exception of bridge loans (loans where borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home) and, in accordance with a reduction plan that was accepted by our primary federal banking regulator in December 2010, we actively pursued strategies to decrease the outstanding balance of our home equity lending portfolio as well as our exposure to undrawn home equity lines of credit. During the quarter ended June 30, 2011, we achieved the balance and exposure reduction targets included in the home equity lending reduction plan. Beginning March 20, 2012, we again offered new home equity lines of credit to qualifying existing home equity customers. In February 2013, we further modified the product design and in April 2013 we extended the offer to both existing home equity customers and new consumers in Ohio, Florida and selected counties in Kentucky. Over the course of the fiscal year ended September 30, 2014, we expanded the home equity product offering to include 21 states and the District of Columbia. These offers were, and are, subject to certain property and credit performance conditions which, among other items, related to CLTV, geography, borrower income verification, minimum credit scores and draw period duration. At September 30, 2016 and 2015, home equity loans totaled $223.6 million, or 1.9%, and $169.0 million, or 1.5%, respectively, of total loans receivable (which included $182.6 million and $146.8 million respectively, of home equity lines of credit which were in the amortization period and no longer eligible to be drawn upon and $2.0 million and $2.1 million of bridge loans), and home equity lines of credit totaled $1.31 billion, or 11.1%, and $1.46 billion, or 12.9%, respectively, of total loans receivable. A bridge loan permits a borrower to utilize the existing equity in their current home to fund the purchase of a new home before the current home is sold. Bridge loans are originated for a one-year term, with no prepayment penalties. These loans have fixed interest rates, and are currently limited to a combined 80% LTV ratio (first and second mortgage liens). The Association charges a closing fee with respect to bridge loans. Additionally, at September 30, 2016 and 2015, the unadvanced amounts of home equity lines of credit totaled $1.25 billion and $1.20 billion, respectively.
Prior to June 28, 2010, the underwriting standards for home equity loans and home equity lines of credit included an evaluation of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. In addition, prior to June 28, 2010, through a series of modifications and program adjustments, the home equity lending parameters became increasingly restrictive and included the additional evaluation of the applicant’s employment and income verification. From a geographic perspective, product offerings peaked in 2008 when offers were extended (primarily via direct mail) to targeted borrowers in 18 states. Generally, the least restrictive qualifications, and the most attractive product features from a borrower’s perspective, were in place during portions of fiscal 2006 and 2007, when combined LTV ratios of up to 89.99% were permitted, minimum credit scores were reduced to 620, maximum line amounts reached $250,000 and pricing for lines of credit reached Prime minus 1.01% when drawn balances exceeded $50,000. The Association originated its home equity loans and home equity lines of credit without application fees (except for bridge loans) or borrower-paid closing costs. Home equity loans were offered with fixed interest rates, were fully amortizing and had terms of up to 15 years. The Association’s home equity lines of credit were offered with adjustable rates of interest indexed to the Prime Rate, as reported in The Wall Street Journal.

The following table sets forth credit exposure, principal balance, percent delinquent 90 days or more, the mean CLTV percent at the time of origination and the current CLTV percent of our home equity loans, home equity lines of credit and bridge loan portfolio as of September 30, 2016. Home equity lines of credit in the draw period are reported according to geographical distribution.

	Credit Exposure	Principal Balance	Percent Delinquent 90 days or more	Mean CLTV Percent at Origination(2)	Current Mean CLTV Percent(3)
	(Dollars in thousands)
Home equity lines of credit in draw period (by state):
Ohio	$1,139,258	$482,496	0.17%	60%	55%
Florida	471,638	299,080	0.44%	61%	58%
California	331,803	199,064	0.07%	65%	57%
Other (1)	611,574	327,009	0.06%	63%	61%
Total home equity lines of credit in draw period	2,554,273	1,307,649	0.19%	61%	57%
Home equity lines in repayment, home equity loans and bridge loans	223,633	223,633	1.11%	67%	52%
Total	$2,777,906	$1,531,282	0.32%	62%	56%
______________________

(1)	No individual other state has a committed or drawn balance greater than 10% of total loans and 5% of equities.

(2)	Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.

(3)
Current Mean CLTV is based on best available first mortgage and property values as of September 30, 2016. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.

At September 30, 2016, 43.6% of our home equity lending portfolio was either in first lien position (25.6%) or was in a subordinate (second) lien position behind a first lien that we held (11.3%) or behind a first lien that was held by a loan that we originated, sold and now service for others (6.7%). At September 30, 2016, 15.0% of our home equity line of credit portfolio in the draw period was making only the minimum payment on their outstanding line balance.

The following table sets forth by calendar origination year, the credit exposure, principal balance, percent delinquent 90 days or more, the mean CLTV percent at the time of origination and the current mean CLTV percent of our home equity loans, home equity lines of credit and bridge loan portfolio as of September 30, 2016. Home equity lines of credit in the draw period are included in the year originated:

	Credit Exposure	Principal Balance	Percent Delinquent 90 Days or More	Mean CLTV Percent at Origination(1)	Current Mean CLTV Percent(2)
	(Dollars in thousands)
Home equity lines of credit in draw period:
2006 and Prior	$390,950	$201,023	0.39%	60%	55%
2007	284,737	185,978	0.49%	66%	66%
2008	635,973	376,415	0.13%	63%	59%
2009	253,982	119,243	0.21%	55%	52%
2010	20,609	8,719	0.23%	57%	49%
2011	150	150	—%	—%	—%
2012	21,559	7,811	—%	50%	42%
2013	66,872	30,408	—%	59%	47%
2014	231,967	100,133	—%	60%	52%
2015	324,116	149,785	—%	61%	56%
2016	323,358	127,984	—%	63%	62%
Total home equity lines of credit in draw period	2,554,273	1,307,649	0.19%	61%	57%
Home equity lines in repayment, home equity loans and bridge loans	223,633	223,633	1.11%	67%	52%
Total	$2,777,906	$1,531,282	0.32%	62%	56%
______________________

(1)	Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.

(2)
Current Mean CLTV is based on best available first mortgage and property values as of September 30, 2016. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.

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

The following table sets forth by fiscal year when the draw period expires, the principal balance of home equity lines of credit in the draw period as of September 30, 2016, segregated by the current combined LTV range.

	Current CLTV Category
Home equity lines of credit in draw period (by End of Draw Fiscal Year):	< 80%	80 - 89.9%	90 - 100%	>100%	Unknown (2)	Total
	(Dollars in thousands)
2017 (1)	$123,127	$25,013	$20,686	$20,272	$3,216	$192,314
2018 (1)	360,681	56,515	22,560	18,947	6,408	465,111
2019 (1)	294,586	16,745	3,205	1,745	5,021	321,302
2020 (1)	172,733	791	11	214	1,841	175,590
2021 (1)	54,135	228	—	—	244	54,607
2022	63	39	—	—	—	102
Post 2022	95,256	2,988	—	23	356	98,623
Total	$1,100,581	$102,319	$46,462	$41,201	$17,086	$1,307,649
______________________

(1)
Home equity lines of credit whose draw period ends in fiscal years 2017, 2018, 2019, 2020 and 2021, include $4.8 million, $15.6 million, $79.8 million, $150.9 million and $54.6 million respectively, of lines where the customer has an amortizing payment during the draw period.

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
In light of the past weakness in the housing market and the uncertainty with respect to future employment levels and economic prospects, we currently conduct an expanded loan level evaluation of our home equity lines of credit which are delinquent 90 days or more.
The following table sets forth the breakdown of current mean CLTV percentages for our home equity lines of credit in the draw period as of September 30, 2016.

	Credit Exposure	Principal Balance	Percent of Total Principal Balance	Percent Delinquent 90 days or More	Mean CLTV Percent at Origination(2)	Current Mean CLTV Percent(3)
	(Dollars in thousands)
Home equity lines of credit in draw period (by current mean CLTV):
< 80%	$2,269,744	$1,100,583	84.1%	0.16%	59%	53%
80 - 89.9%	151,180	102,319	7.8%	0.46%	79%	84%
90 - 100%	55,740	46,462	3.6%	0.19%	82%	94%
> 100%	45,492	41,201	3.2%	0.07%	80%	119%
Unknown (1)	32,117	17,084	1.3%	0.81%	57%	(1)
	$2,554,273	$1,307,649	100.0%	0.19%	61%	57%
______________________

(1)	Market data necessary for stratification is not readily available.

(2)	Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.

(3)
Current Mean CLTV is based on best available first mortgage and property values as of September 30, 2016. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.
Construction Loans. The Association originates construction loans to individuals for the construction of their personal single-family residence by a qualified builder (construction/permanent loans). The Association’s construction/permanent loans generally provide for disbursements to the builder or sub-contractors during the construction phase as work progresses. During the construction phase, the borrower only pays interest on the drawn balance. Upon completion of construction, the loan converts to a permanent amortizing loan without the expense of a second closing. The Association offers construction/permanent loans with fixed or adjustable rates, and a current maximum loan-to-completed-appraised value ratio of 85%. At September 30, 2016, construction loans totaled $61.4 million, or 0.5% of total loans receivable. At September 30, 2016, the unadvanced portion of these construction loans totaled $36.2 million.
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
Loan Originations, Purchases, Sales, Participations and Servicing. Lending activities are conducted primarily by the Association’s loan personnel (all of whom are non-commissioned associates) operating at our main and branch office locations and at our loan production offices. All loans that the Association originates are underwritten pursuant to its policies and procedures, which, for real estate loans, are generally consistent with Fannie Mae underwriting guidelines, subject to the discussion below. The Association originates both adjustable-rate and fixed-rate loans and advertises extensively throughout its market area. Its ability to originate fixed- or adjustable-rate loans is dependent upon the relative consumer demand for such loans, which is affected by current market interest rates as well as anticipated future market interest rates. The Association’s loan origination and sales activity may be adversely affected by a rising interest rate environment or economic recession, which typically results in decreased loan demand. The Association’s residential real estate mortgage loan originations are generated by its in-house loan representatives, by direct mail solicitations, by referrals from existing or past customers, by referrals from local builders and real estate brokers, from calls to its telephone call center and from the internet.
The Association decides whether to retain the loans that it originates, sell loans in the secondary market or securitize loans after evaluating current and projected market interest rates, its interest rate risk objectives, its liquidity needs and other factors. During the fiscal year ended September 30, 2016, the Association sold to Fannie Mae, in either whole loan or security form, $170.3 million of long-term, fixed-rate residential real estate mortgage loans and to the FHLB of Cincinnati, $30.0 million of long-term, fixed-rate residential real estate mortgage loans, all on a servicing retained basis. In addition to sales to Fannie Mae, during the fiscal year ended September 30, 2013, as a demonstration of our ability to do so, the Association also sold to private parties, non-agency eligible, long-term fixed-rate and adjustable-rate loans on a servicing retained basis. As described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation - Controlling Our Interest Rate Risk Exposure, effective July 1, 2010, Fannie Mae, historically the Association’s primary loan investor, implemented certain loan origination requirement changes affecting loan eligibility that, prior to May 2013, we had not adopted. In May 2013, we implemented loan origination changes with respect to a portion of our loan originations, which were approved by Fannie Mae on November 15, 2013, which allow that portion of our first mortgage loan originations that were processed using the revised procedures to be eligible for securitization and sale in Fannie Mae mortgage backed security form. The balance of loans held for sale was $4.7 million at September 30, 2016 which was originated pursuant to the guidelines of Fannie Mae's HARP II.
Historically, the Association has retained the servicing rights on all residential real estate mortgage loans that it has sold, and intends to continue this practice into the future. At September 30, 2016, the Association serviced loans owned by others with a principal balance of $1.96 billion, including $4.2 million of loans sold to Fannie Mae subject to recourse. All recourse sales occurred prior to the year 2000. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. The Association retains a portion of the interest paid by the borrower on the loans it services as consideration for its servicing activities. The Association did not enter into any loan participations during the fiscal year ended September 30, 2016 and does not expect to do so in the near future.
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
The Association requires independent third-party valuations of real property. Appraisals are performed by independent licensed appraisers.
Delinquent Loans. The following tables set forth the number and recorded investment in loan delinquencies by type, segregated by geographic location and severity of delinquency at the dates indicated. The majority of our construction loan portfolio is secured by properties located in Ohio; therefore, it was not segregated by geography.

	Loans Delinquent For
	30-89 Days		90 Days or Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
September 30, 2016
Real estate loans:
Residential Core
Ohio	93	$8,901	155	$10,957	248	$19,858
Florida	5	790	39	4,055	44	4,845
Other	1	119	4	581	5	700
Total Residential Core	99	9,810	198	15,593	297	25,403
Residential Home Today
Ohio	133	7,456	203	6,954	336	14,410
Florida	5	398	10	378	15	776
Kentucky	1	—	1	24	2	24
Total Residential Home Today	139	7,854	214	7,356	353	15,210
Home equity loans and lines of credit
Ohio	94	2,507	172	2,216	266	4,723
Florida	34	2,134	122	2,257	156	4,391
California	8	562	5	130	13	692
Other	32	1,213	40	329	72	1,542
Total Home equity loans and lines of credit	168	6,416	339	4,932	507	11,348
Construction	—	—	—	—	—	—
Total	406	$24,080	751	$27,881	1,157	$51,961

	Loans Delinquent For
	30-89 Days		90 Days or Over		Total
	Number	Amount	Number	Amount	Number	Amount
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
	(Dollars in thousands)
September 30, 2012
Real estate loans:
Residential Core
Ohio	181	$19,301	436	$43,871	617	$63,172
Florida	32	5,974	258	30,873	290	36,847
Other	2	401	1	63	3	464
Total Residential Core	215	25,676	695	74,807	910	100,483
Residential Home Today
Ohio	208	15,068	519	26,604	727	41,672
Florida	7	542	21	913	28	1,455
Total Residential Home Today	215	15,610	540	27,517	755	43,127
Home equity loans and lines of credit
Ohio	133	4,572	145	5,994	278	10,566
Florida	58	3,657	94	6,210	152	9,867
California	16	1,637	20	1,863	36	3,500
Other	27	2,020	43	2,520	70	4,540
Total Home equity loans and lines of credit	234	11,886	302	16,587	536	28,473
Construction	—	—	8	377	8	377
Total	664	$53,172	1,545	$119,288	2,209	$172,460
Total loans seriously delinquent (i.e. delinquent 90 days or over) decreased 10 basis points to 0.24% of total net loans at September 30, 2016, from 0.34% at September 30, 2015. Seriously delinquent loans to total net loans decreased in the residential Core portfolio from 0.20% to 0.13%. Such loans in the residential Home Today portfolio decreased from 0.08% to 0.06%; and in the home equity loans and lines of credit portfolio decreased from 0.05% to 0.04%. Although regional employment levels have improved, the breadth and sustainability of the economic recovery remains tenuous and accordingly, we expect some borrowers who are current on their loans at September 30, 2016 to experience payment problems in the future.

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
Loans are placed in non-accrual status when they are contractually 90 days or more past due or if collection of principal or interest in full is in doubt. Loans restructured in TDRs that were in non-accrual status prior to the restructurings remain in non-accrual status for a minimum of six months. Home equity loans and lines of credit which are subordinate to a first mortgage lien where the customer is seriously delinquent, are placed in non-accrual status. Loans in Chapter 7 bankruptcy status where all borrowers have been discharged from their mortgage obligation are placed in non-accrual status. Beginning in 2014, loans in Chapter 7 bankruptcy status where all borrowers had filed, and had not reaffirmed or been dismissed, are also placed in non-accrual status. For discussion on interest recognition, see Note 5. LOANS AND ALLOWANCE FOR LOAN LOSSES.

The table below sets forth the recorded investments and categories of our non-performing assets and TDRs at the dates indicated.

	September 30,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
Residential Core	$51,304	$62,293	$79,388	$91,048	$105,780
Residential Home Today	19,451	22,556	29,960	34,813	41,087
Home equity loans and lines of credit(1)	19,206	21,514	26,189	29,943	35,316
Construction	—	427	—	41	377
Total non-accrual loans(2)(3)	89,961	106,790	135,537	155,845	182,560
Real estate owned	6,803	17,492	21,768	22,666	19,647
Total non-performing assets	$96,764	$124,282	$157,305	$178,511	$202,207
Ratios:
Total non-accrual loans to total loans	0.76%	0.95%	1.27%	1.53%	1.77%
Total non-accrual loans to total assets	0.70%	0.86%	1.15%	1.38%	1.58%
Total non-performing assets to total assets	0.75%	1.00%	1.33%	1.58%	1.76%
TDRs (not included in non-accrual loans above):
Real estate loans:
Residential Core	$57,942	$60,175	$59,630	$63,045	$66,988
Residential Home Today	32,401	35,674	39,148	46,435	57,168
Home equity loans and lines of credit	16,528	11,904	8,117	7,092	9,761
Construction	—	—	—	259	613
Total	$106,871	$107,753	$106,895	$116,831	$134,530
______________________

(1)
The totals at September 30, 2016, 2015, 2014, 2013 and 2012 include $1.3 million, $1.8 million, $2.5 million, $5.3 million and $8.8 million of performing home equity lines of credit, pursuant to regulatory guidance regarding senior lien delinquency issued in January 2012.

(2)
At September 30, 2016, 2015, 2014, 2013 and 2012 the totals include $51.4 million, $55.5 million, $58.7 million, $54.3 million and $47.7 million respectively, in TDRs which: are less than 90 days past due but included with non-accrual loans for a minimum period of six months from the restructuring date due to their non-accrual status prior to restructuring; because they have been partially charged off; or because all borrowers have filed Chapter 7 bankruptcy, and had not reaffirmed or been dismissed.

(3)
At September 30, 2016, 2015, 2014, 2013, and 2012 the totals include $12.4 million, $15.0 million, $20.9 million, $30.6 million and $39.1 million in TDRs that are 90 days or more past due respectively.

The gross interest income that would have been recorded during the year ended September 30, 2016 on non-accrual loans if they had been accruing during the entire period and TDRs if they had been current and performing in accordance with their original terms during the entire period was $11.2 million. The interest income recognized on those loans included in net income for the year ended September 30, 2016 was $6.3 million.
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

	At or For the Years Ended September 30,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Balance of Non-Accrual Loans	$89,961	$106,790	$135,537	$155,845	$182,560
Accruing TDRs	106,871	107,753	106,895	116,831	134,530
Performing Impaired Loans	4,022	5,276	5,389	7,761	2,776
Less Loans Collectively Evaluated	(6,004)	(7,647)	(14,435)	(17,396)	(20,996)
Balance of Total Impaired loans	$194,850	$212,172	$233,386	$263,041	$298,870
The level of loan restructurings has decreased, resulting in $170.6 million of total (accrual and non-accrual) TDRs recorded at September 30, 2016, a $7.7 million decrease from September 30, 2015. Of the $170.6 million of TDRs recorded at September 30, 2016, $95.2 million is in the residential, Core portfolio and $48.6 million is in the Home Today portfolio.
Loan restructuring is a method used to help families keep their homes and preserve our neighborhoods. This involves making changes to the borrowers’ loan terms through interest rate reductions, either for a specific period or for the remaining term of the loan; term extensions including those beyond that provided in the original agreement; principal forgiveness; capitalization of delinquent payments in special situations; or some combination of the above. Loans discharged through Chapter 7 bankruptcy are also reported as TDRs per OCC interpretive guidance. For discussion on impairment measurement, see Note 5. LOANS AND ALLOWANCE FOR LOAN LOSSES.
The following table sets forth the recorded investments of accrual and non-accrual TDRs, by the types of concessions granted as of September 30, 2016.

	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Restructurings	Bankruptcy	Total
	(Dollars in thousands)
Accrual
Residential Core	$12,452	$583	$7,518	$18,858	$11,097	$7,434	$57,942
Residential Home Today	5,052	—	3,698	10,285	12,421	945	32,401
Home equity loans and lines of credit	120	3,867	334	8,461	258	3,488	16,528
Total	$17,624	$4,450	$11,550	$37,604	$23,776	$11,867	$106,871
Non-Accrual, Performing
Residential Core	$698	$132	$221	$3,275	$8,847	$17,907	$31,080
Residential Home Today	773	—	783	759	5,141	3,256	10,712
Home equity loans and lines of credit	—	268	67	771	882	7,583	9,571
Total	$1,471	$400	$1,071	$4,805	$14,870	$28,746	$51,363
Non-Accrual, Non-Performing
Residential Core	$306	$33	$856	$508	$1,573	$2,922	$6,198
Residential Home Today	513	—	717	286	2,935	1,040	5,491
Home equity loans and lines of credit	—	—	—	122	26	531	679
Total	$819	$33	$1,573	$916	$4,534	$4,493	$12,368
Total TDRs
Residential Core	$13,456	$748	$8,595	$22,641	$21,517	$28,263	$95,220
Residential Home Today	6,338	—	5,198	11,330	20,497	5,241	48,604
Home equity loans and lines of credit	120	4,135	401	9,354	1,166	11,602	26,778
Total	$19,914	$4,883	$14,194	$43,325	$43,180	$45,106	$170,602

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
Real Estate Owned. Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until sold. When property is acquired, it is recorded at the estimated fair market value at the date of foreclosure less estimated costs to sell, establishing a new cost basis. Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions. Subsequent to acquisition, real estate owned is carried at the lower of the cost basis or estimated fair market value less estimated costs to sell. Increases in the fair market value are recognized through income not exceeding the valuation allowance. Holding costs and declines in estimated fair market value result in charges to expense after acquisition. At September 30, 2016, we had $6.8 million in real estate owned.
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
When we classify assets as either substandard or doubtful, we allocate a portion of the related general loss allowances to such assets as we deem prudent. The allowance for loan losses is the amount estimated by management as necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. When we classify a problem asset as loss, we charge-off that portion of the asset that is uncollectible. Our determinations as to the classification of our assets and the amount of our loss allowances are subject to review by the Association's primary federal regulator, the OCC, which can require that we establish additional loss allowances. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of our review of assets at September 30, 2016, the recorded investment of classified assets consists of substandard assets of $106.8 million, including $6.8 million of real estate owned, and $4.1 million of assets designated special mention. As of September 30, 2016, there were no individual assets with balances exceeding $1 million that were classified as substandard. Substandard assets at September 30, 2016 include $27.9 million of loans 90 or more days past due and $72.1 million of loans less than 90 days past due displaying a weakness sufficient to warrant an adverse classification, the majority of which are TDRs.
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

(1)
individual valuation allowances (IVAs) established for any impaired loans dependent on cash flows, such as performing TDRs, and IVAs related to a portion of the allowance on loans individually reviewed that represents further deterioration in the fair value of the collateral not yet identified as uncollectible.

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
When loan restructurings qualify as TDRs and the loans are performing according to the terms of the restructuring, we record an IVA based on the present value of expected future cash flows, which includes a factor for subsequent potential defaults, discounted at the effective interest rate of the original loan contract. Potential defaults are distinguished from multiple restructurings as borrowers who default are not eligible for a subsequent restructuring. At September 30, 2016, the balance of such IVAs was $12.4 million. In instances when loans require multiple restructurings, additional valuation allowances may be required. The new valuation allowance on a loan that has multiple restructurings, is calculated based on the present value of the expected cash flows, discounted at the effective interest rate of the original loan contract, considering the new terms of the restructured agreement. Due to the immaterial amount of this exposure to date, we continue to capture this exposure as a component of our qualitative GVA evaluation. The significance of this exposure will be monitored and if warranted, we will enhance our loan loss methodology to include a new default factor (developed to reflect the estimated impact to the balance of the allowance for loan losses that will occur as a result of subsequent future restructurings) that will be assessed against all loans reviewed collectively. If new default factors are implemented, the qualitative GVA methodology will be adjusted to preclude duplicative loss consideration.
Home equity loans and lines of credit generally have higher credit risk than traditional residential mortgage loans. These loans and lines are usually in a second lien position and when combined with the first mortgage, result in generally higher overall LTV ratios. In a stressed housing market with high delinquencies and decreasing housing prices, as arose beginning in 2008, these higher LTV ratios represent a greater risk of loss to the Company. A borrower with more equity in the property has a vested interest in keeping the loan current compared to a borrower with little or no equity in the property. We conduct an expanded loan level evaluation of our home equity loans and lines of credit, including bridge loans, which are delinquent 90 days or more. This expanded evaluation is in addition to our traditional evaluation procedures. Although the level of home equity loans and lines of credit charge-offs has been reduced during the year from previous levels, our home equity loans and lines of credit portfolio continued to comprise a significant portion of our net charge-offs during the current year. At September 30, 2016, we had a recorded investment of $1.54 billion in home equity loans and equity lines of credit outstanding, 0.3% of which were delinquent 90 days or more.
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

	At or For the Years Ended September 30,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Allowance balance (beginning of the year)	$71,554	$81,362	$92,537	$100,464	$156,978
Charge-offs:
Real estate loans:
Residential Core
Ohio	3,214	4,522	8,406	10,534	25,828
Florida	981	1,703	7,782	6,129	29,285
Other	99	641	32	56	249
Total Residential Core	4,294	6,866	16,220	16,719	55,362
Residential Home Today
Ohio	2,649	3,277	7,336	11,869	41,325
Florida	112	175	286	433	1,890
Total Residential Home Today	2,761	3,452	7,622	12,302	43,215
Home equity loans and lines of credit
Ohio	3,095	5,241	4,879	4,604	13,957
Florida	2,885	4,017	8,004	14,147	30,473
California	76	498	1,021	2,490	5,747
Other	1,790	1,278	2,039	2,302	12,858
Total Home equity loans and lines of credit	7,846	11,034	15,943	23,543	63,035
Construction	—	—	192	294	1,268
Total charge-offs	14,901	21,352	39,977	52,858	162,880
Recoveries:
Real estate loans:
Residential Core	3,708	5,369	2,742	2,061	850
Residential Home Today	1,433	1,533	1,909	775	162
Home equity loans and lines of credit	7,969	7,468	4,918	4,964	3,318
Construction	32	174	233	131	36
Total recoveries	13,142	14,544	9,802	7,931	4,366
Net charge-offs	(1,759)	(6,808)	(30,175)	(44,927)	(158,514)
Provision for loan losses	(8,000)	(3,000)	19,000	37,000	102,000
Allowance balance (end of the year)	$61,795	$71,554	$81,362	$92,537	$100,464
Ratios:
Net charge-offs to average loans outstanding	0.02%	0.06%	0.29%	0.44%	1.54%
Allowance for loan losses to non-accrual loans at end of the year	68.69%	67.00%	60.03%	59.38%	55.03%
Allowance for loan losses to the total recorded investment in loans at end of the year	0.52%	0.64%	0.76%	0.91%	0.97%
Charge-offs decreased during the year ended September 30, 2016 in all portfolios when compared to the year ended September 30, 2015, reflecting the improving market conditions. We continue to evaluate loans becoming delinquent for potential losses and record provisions for our estimate of those losses.

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

	At September 30,
	2016			2015			2014
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential Core	$15,068	24.4%	85.5%	$22,596	31.6%	83.9%	$31,080	38.2%	82.2%
Residential Home Today	7,416	12.0	1.0	9,997	14.0	1.2	16,424	20.2	1.5
Home equity loans and lines of credit	39,304	63.6	13.0	38,926	54.4	14.4	33,831	41.6	15.8
Construction	7	—	0.5	35	—	0.5	27	—	0.5
Total allowance	$61,795	100.0%	100.0%	$71,554	100.0%	100.0%	$81,362	100.0%	100.0%

	At September 30,
	2013			2012
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential Core	$35,427	38.3%	79.4%	$31,618	31.5%	76.5%
Residential Home Today	24,112	26.0	1.7	22,588	22.5	2.0
Home equity loans and lines of credit	32,818	35.5	18.2	45,508	45.3	20.8
Construction	180	0.2	0.7	750	0.7	0.7
Total allowance	$92,537	100.0%	100.0%	$100,464	100.0%	100.0%
During the year ended September 30, 2016, the total allowance for loan losses decreased $9.8 million, to $61.8 million from $71.6 million at September 30, 2015, as we recorded a negative $8.0 million provision for loan losses, which was less than the actual net charge-offs of $1.8 million for the year. The allowance for loan losses related to loans evaluated collectively decreased by $8.1 million during the year ended September 30, 2016, and the allowance for loan losses related to loans evaluated individually decreased by $1.7 million. Refer to the "Activity in the Allowance for Loan Losses" and "Analysis of the Allowance for Loan Losses" tables in Note 5 of the Notes to our Consolidated Financial Statements for more information. Other than the less significant construction and other consumer loans segments, changes during the year ended September 30, 2016 in the balances of the GVAs, excluding changes in IVAs, related to the significant loan segments are described as follows:

•
Residential Core – The total balance of this segment of the loan portfolio increased 6.5% or $613.6 million while the total allowance for loan losses for this segment decreased 33.3% or $7.5 million. The portion of this loan segment’s allowance for loan losses that was determined by evaluating groups of loans collectively (i.e. those loans that were not individually evaluated), decreased $7.1 million, or 53.6%, from $13.2 million at September 30, 2015 to $6.1 million at September 30, 2016. The ratio of this portion of the allowance for loan losses to the total balance of loans in this loan segment that were evaluated collectively, decreased to 0.06% for September 30, 2016 from 0.14% at September 30, 2015. The decreases in the balance and ratio of the allowance for loan losses were reflective of the improvements in the levels of loan delinquencies and the reduction in the amount of net charge offs during the current year when compared to prior periods. These improvements occurred as the balance of this loan segment grew during the year due to the addition of high credit quality, residential first mortgage loans. Total delinquencies decreased 29.2% to $25.4 million at September 30, 2016 from $35.9 million at September 30, 2015. Loans 90 or more days delinquent decreased 33.1% to $15.6 million at September 30, 2016 from $23.3 million at September 30, 2015. Net charge-offs during the current year were less at $0.6 million as compared to $1.5 million during the year ended September 30, 2015. As there continues to be a consistent improving trend in asset quality of this portfolio, additional reductions in the allowance may be warranted.

•
Residential Home Today – The total balance of this segment of the loan portfolio decreased 10.1% or $13.5 million as new originations have effectively stopped since the imposition of more restrictive lending requirements in 2009. The total allowance for loan losses for this segment decreased by $2.6 million or 25.8%. The portion of this loan segment’s allowance for loan losses that was determined by evaluating groups of loans collectively (i.e. those loans that were not individually evaluated), decreased by 23.9% from $5.8 million at September 30, 2015 to $4.4 million at September 30, 2016. Similarly, the ratio of this portion of the allowance to the total balance of loans in this loan segment that were evaluated collectively, decreased 1.3% to 6.4% at September 30, 2016 from 7.7% at September 30, 2015. Total delinquencies decreased from $17.4 million at September 30, 2015 to $15.2 million at September 30, 2016. Delinquencies greater than 90 days decreased from $9.1 million to $7.4 million during the same period. The credit profile of the remaining Home Today portfolio segment in total improved during the year and net charge-offs were less at $1.3 million during the year ended September 30, 2016 as compared to $1.9 million during the year ended September 30, 2015. Despite the improving trends, there still remains concern surrounding the overall credit profile of the Home Today borrowers based on the generally less stringent credit requirements that were in place at the time that these borrowers qualified for their loans. This increases the risk when impairment is identified through discharged Chapter 7 bankruptcy, restructurings and a high portfolio delinquency when compared to the other portfolios.

•
Home Equity Loans and Lines of Credit – The total balance of this segment of the loan portfolio decreased 5.6% or $91.8 million from $1.63 billion at September 30, 2015 to $1.54 billion at September 30, 2016. The total allowance for loan losses for this segment increased 1.0% to $39.3 million from $38.9 million at September 30, 2015. The portion of this loan segment's allowance for loan losses that was determined by evaluating groups of loans collectively (i.e. those loans that were not individually evaluated) increased by $0.4 million, or 1.1%, from $38.2 million to $38.6 million during the year ended September 30, 2016. The ratio of this portion of the allowance to the total balance of loans in this loan segment that were evaluated collectively also increased to 2.6% at September 30, 2016 from 2.4% at September 30, 2015. Net charge-offs for this loan segment during the current year were less at a net recovery of $0.1 million as compared to a net charge-off of $3.6 million for the year ended September 30, 2015. Total delinquencies for this portfolio segment decreased 3.4% to $11.3 million at September 30, 2016 as compared to $11.7 million at September 30, 2015. Delinquencies greater than 90 days decreased 11.5% to $4.9 million at September 30, 2016 from $5.6 million at September 30, 2015. While the credit metrics of this loan segment improved during the current year, the increases in the balance and ratio of this loan segment's allowance for loan losses reflect our consideration of the potentially adverse impact that required payment increases that occur as home equity lines of credit near the end of their draw periods may have on our borrowers ability to meet their debt service obligations.

While the portfolio performance has improved, loan losses on home equity loans and lines of credit continued to comprise a large component of our losses for 2016 and are expected to continue to represent a large portion of our losses for the foreseeable future, until non-performing loan balances begin to decrease by more than the charge-offs.
Our analysis for evaluating the adequacy of and the appropriateness of our loan loss provision and allowance for loan losses is continually refined as new information becomes available and actual loss experience is acquired. During the last several years, modifications to our procedures include the following:

•
As of September 30, 2012, home equity loans and lines of credit where the customer has a severely delinquent first mortgage are placed in non-accrual status and classified Substandard, receiving a higher GVA factor than if they remained in the performing Pass category. Also, all loans in Chapter 7 bankruptcy status, where at least one borrower has been discharged of their obligation, have been added to the individually reviewed population. Those loans where all borrowers have had their obligation discharged are evaluated for impairment based on the fair value of the underlying collateral. Those loans where at least one borrower has not had the debt discharged are evaluated for impairment based on the present value of cash flow analysis. As noted above, during the year ended September 30, 2012, in accordance with an OCC directive, our SVAs (which had a balance of $55.5 million as of September 30, 2011) were charged off. This one-time charge-off did not impact the provision for loan losses for the year ended September 30, 2012; however, reported loan charge-offs during the year ended September 30, 2012 increased and the balances of loans, the allowance for loan losses, non-accrual status loans and loan delinquencies all decreased accordingly.

During the years ended September 30, 2016, 2015, 2014 and 2013 no material changes were made to the allowance or allowance methodology.

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
The Association’s current investment policy does not permit investment in municipal bonds, corporate debt obligations, preferred or common stock of government agencies or equity securities other than its required investment in the common stock of the FHLB of Cincinnati. As of September 30, 2016, we held no asset-backed securities or securities with sub-prime credit risk exposure, nor did we hold any banker’s acceptances, term federal funds, repurchase agreements or reverse repurchase agreements. As a federal savings association, the Association is not permitted to invest in equity securities. This general restriction does not apply to the Company. The Association’s current investment policy permits the use of interest rate agreements (caps, floors and collars) and interest rate exchange contracts (swaps) in managing our interest rate risk exposure. The use of financial futures, however, is prohibited without specific approval from its Board of Directors.
FASB ASC 320, “Investments-Debt and Equity Securities,” requires that, at the time of purchase, we designate a security as held to maturity, available-for-sale, or trading, depending on our ability and intent. Securities designated as available-for-sale are reported at fair value, while securities designated as held to maturity are reported at amortized cost. During the quarter ended June 30, 2012, the Company's primary regulator indicated that the Company's reported balance of liquid assets could not include any investment security not classified as available for sale. In response to the guidance of the Company's primary regulator, all of the Company's investment securities previously classified as held to maturity were transferred to the available for sale portfolio to ensure that the securities would be eligible for inclusion in the computation of regulatory liquidity. At September 30, 2016, all investment securities held by the Company are classified as available for sale. We do not have a trading portfolio.
Our investment portfolio at September 30, 2016, consisted of $9.2 million in primarily fixed-rate securities guaranteed by Fannie Mae, and $508.0 million of REMICs collateralized only by securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.
U.S. Government and Federal Agency Obligations. While U.S. Government and federal agency securities generally provide lower yields than other investment options authorized in the Association's and Company's investment policies, we maintain these investments, to the extent appropriate, for liquidity purposes, as collateral for borrowings and as an interest rate risk hedge in the event of significant mortgage loan prepayments.
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

	At September 30,
	2016		2015		2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Investments available for sale:
U.S. Government and agency obligations	$—	$—	$2,000	$2,002	$2,000	$2,023
REMICs	508,044	507,997	570,194	572,451	557,895	555,607
Fannie Mae certificates	9,184	9,869	9,897	10,600	10,654	11,238
Total investment securities available for sale	$517,228	$517,866	$582,091	$585,053	$570,549	$568,868

Portfolio Maturities and Yields. The composition and maturities of our securities portfolio at September 30, 2016 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. All of our securities at September 30, 2016 were taxable securities.

	One Year or Less		More than One Year Through Five years		More than Five Years Through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
			(Dollars in thousands)
Investments available-for-sale:
REMICs	—	—%	113	2.48%	78,904	1.48%	429,027	1.45%	508,044	507,997	1.45%
Fannie Mae certificates	—	—%	759	6.53%	4,743	1.72%	3,682	6.51%	9,184	9,869	4.04%
Total investment securities available-for-sale	$—	—%	$872	6.01%	$83,647	1.49%	$432,709	1.49%	$517,228	$517,866	1.50%
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
Deposits. The Association obtains deposits primarily from the areas in which its branch offices are located, as well as from its customer service call center, its internet website, and beginning in September 2013, from brokered CDs. It relies on its competitive pricing, convenient locations, and customer service to attract and retain its non-brokered deposits. It offers a variety of retail deposit accounts with a range of interest rates and terms. Its retail deposit accounts consist of savings accounts (primarily high-yield savings), checking accounts, CDs, individual retirement accounts, and other qualified plan accounts.
Interest rates paid, maturity terms, service fees, and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market interest rates, liquidity requirements, interest rates paid by competitors, and our deposit growth goals.
At September 30, 2016, deposits totaled $8.33 billion, checking accounts totaled $995.4 million (including $921.3 million of high-yield checking accounts) and savings accounts totaled $1.51 billion (including $1.40 billion of high-yield savings accounts). At September 30, 2016, the Association had a total of $5.82 billion in CDs (including $539.8 million of brokered CDs), of which $2.67 billion had remaining maturities of one year or less. Based on historical experience and its current pricing strategy, management believes the Association will retain a large portion of these accounts upon maturity.
The following table sets forth the distribution of the Association’s average total deposit accounts, by account type, for the fiscal years indicated.

	For the Years Ended September 30,
	2016			2015			2014
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Checking	990,592	11.9%	0.13%	$995,736	11.8%	0.14%	$1,019,909	12.1%	0.14%
Savings	1,563,448	18.8%	0.18%	1,636,093	19.3%	0.19%	1,756,608	20.7%	0.19%
Certificates of deposit	5,756,861	69.3%	1.49%	5,836,053	68.9%	1.53%	5,695,063	67.2%	1.55%
Total deposits	$8,310,901	100.0%	1.08%	$8,467,882	100.0%	1.12%	$8,471,580	100.0%	1.10%
As of September 30, 2016, the aggregate amount of the Association’s outstanding CDs in amounts greater than or equal to $100,000 was approximately $2.67 billion. The following table sets forth the maturity of those CDs as of September 30, 2016.

At September 30, 2016
(In thousands)
Three months or less	$223,483
Over three months through six months	284,785
Over six months through one year	571,661
Over one year to three years	1,154,457
Over three years	434,005
Total	$2,668,391

The following table sets forth, by interest rate ranges, information concerning the Association’s CDs at September 30, 2016.

	Period to Maturity
	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total
	(Dollars in thousands)
Interest Rate Range:
0.99% and below	$962,090	$144,540	$46,962	$11,210	$1,164,802	20.01%
1.00% to 1.99%	1,439,496	1,050,417	833,997	891,066	4,214,976	72.43%
2.00% to 2.99%	253,179	125,987	577	31,486	411,229	7.07%
3.00% to 3.99%	772	513	5,029	3,173	9,487	0.16%
4.00% and above	14,438	4,006	704	—	19,148	0.33%
Total	$2,669,975	$1,325,463	$887,269	$936,935	$5,819,642	100.00%
The following table sets forth the Association’s CDs classified by interest rate at the dates indicated.

	At September 30,
	2016	2015	2014
	(Dollars in thousands)
Interest Rate
0.99% and below	$1,164,802	$1,641,838	$2,075,835
1.00% to 1.99%	4,214,976	3,293,964	2,674,079
2.00% to 2.99%	411,229	552,902	665,508
3.00% to 3.99%	9,487	158,504	517,449
4.00% and above	19,148	31,410	67,345
Total	$5,819,642	$5,678,618	$6,000,216

Borrowings. At September 30, 2016, the Association had $2.72 billion of borrowings from the FHLB of Cincinnati. During the fiscal year ended September 30, 2016, the Association’s only third party borrowings consisted of loans, commonly referred to as “advances,” from the FHLB of Cincinnati. Borrowings from the FHLB of Cincinnati are secured by the Association’s investment in the common stock of the FHLB of Cincinnati as well as by a blanket pledge of its mortgage portfolio not otherwise pledged. Our current, immediate additional borrowing capacity with the FHLB of Cincinnati is $32.5 million as limited by the amount of FHLB of Cincinnati common stock that we own. Based on the amount of collateral that is subject to the blanket pledge that secures advances, in addition to the existing available capacity, our capacity limit for additional borrowings from the FHLB of Cincinnati at September 30, 2016 was $5.52 billion, subject to satisfaction of the FHLB of Cincinnati common stock ownership requirement. To satisfy the common stock ownership requirement, we would have to increase our ownership of FHLB of Cincinnati common stock by an additional $110.3 million. The ability to borrow from the FRB-Cleveland Discount Window is also available to the Association and is secured by a pledge of specific loans in the Association’s mortgage portfolio. At September 30, 2016, the Association had the capacity to borrow up to $90.5 million from the FRB-Cleveland and had no amount outstanding as of that date.

The following table sets forth information concerning balances and interest rates on the Association’s borrowings at and for the periods shown:

	At or For The Fiscal Years Ended September 30,
	2016	2015	2014
	(Dollars in thousands)
Balance at end of year	$2,718,795	$2,168,627	$1,138,639
Average balance during year	$2,284,881	$2,312,977	$974,644
Maximum outstanding at any month end	$2,720,903	$2,745,262	$1,138,639
Weighted average interest rate at end of year	1.01%	1.14%	1.16%
Average interest rate during year	1.23%	0.86%	1.03%
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
The following table sets forth information relating to a category of short-term borrowings for which the average balance outstanding during the period was at least 30% of shareholders' equity at the end of each period shown. There were no overnight borrowings outstanding during fiscal year 2014 that were at least 30% of shareholders' equity at September 30, 2014.

	At or For the Fiscal Years Ended September 30,
	2016	2015
	(Dollars in thousands)
FHLB overnight borrowings:
Balance at end of year	$851,000	$755,000
Maximum outstanding at any month-end	$851,000	$1,535,000
Average balance during year	$678,883	$1,242,380
Average interest rate during the fiscal year	0.36%	0.15%
Weighted average interest rate at end of year	0.40%	0.18%
During fiscal year 2015, the Association implemented a strategy to increase net income which involved borrowing, on an overnight basis, approximately $1.00 billion of additional funds from the FHLB at the beginning of a particular quarter and repaying it prior to the end of that quarter. The proceeds of the overnight borrowings, net of the required investment in FHLB stock, were deposited at the Federal Reserve. The strategy was not utilized at or during fiscal year ended September 30, 2016 or at September 30, 2015, however, dependent upon market rates, remains an option in the future.
Federal Taxation
General. The Company and the Association are subject to federal income taxation in the same general manner as other corporations, with certain exceptions. Prior to the completion of our initial public stock offering on April 20, 2007, the Company and the Association were included as part of Third Federal Savings, MHC’s consolidated tax group. However, upon completion of the offering, the Company and the Association are no longer a part of Third Federal Savings, MHC’s consolidated tax group because Third Federal Savings, MHC no longer owns at least 80% of the common stock of the Company. At September 30, 2016, Third Federal Savings, MHC, owned 79.91% of the common stock of the Company and it is possible in the future for its ownership to surpass 80%, in which case the Company and the Association may, once again, be a part of Third Federal Savings, MHC’s consolidated tax group. Beginning on September 30, 2007 and for each subsequent fiscal year thereafter, the Company has filed consolidated tax returns with the Association and Third Capital Inc., its wholly-owned subsidiaries. On November 27, 2012, the IRS completed an audit of the federal tax returns of the Company and its subsidiaries for fiscal years ended September 30, 2008, 2009 and 2010.
The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to the Company or its subsidiaries.

Bad Debt Reserves. Historically, the Third Federal Savings, MHC consolidated group used the specific charge-off method to account for bad debt deductions for income tax purposes, and the Company has used and intends to use the specific charge off method to account for tax bad debt deductions in the future.
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
At September 30, 2016, the total federal pre-base year bad debt reserve of the Association was approximately $105.0 million.
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
The Association is a federal savings association that is currently examined and supervised by the OCC and the CFPB, and is subject to examination by the FDIC. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s deposit insurance fund and depositors. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market risk. Following completion of its examination, the federal agency critiques the institution’s operations and assigns its rating (known as an institution’s CAMELS rating). Under federal law, an institution may not disclose its CAMELS rating to the public. The Association also is a member of and owns stock in the FHLB of Cincinnati, which is one of the eleven regional banks in the FHLB System. The Association is also regulated to a lesser extent by the FRS, governing reserves to be maintained against deposits and other matters. The OCC will examine the Association and prepare reports for the consideration of the Association’s Board of Directors on any operating deficiencies. The CFPB, which is discussed further in the Dodd-Frank Act section that follows, has examination and enforcement authority over the Association. The Association’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of the Association’s mortgage documents.
Any change in these laws or regulations, whether by the FDIC, OCC, FRS, CFPB or Congress, could have a material impact on the Company, the Association and their operations.
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

Dodd-Frank Act
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, enacted on July 21, 2010, has changed bank regulation and the lending, investment, trading and operating activities of depository institutions and their holding companies. The DFA eliminated our former primary federal regulator, the OTS, and required the Association to be regulated by the OCC (the primary federal regulator for national banks). The DFA also authorized the FRS to supervise and regulate all savings and loan holding companies, including mutual holding companies and their mid-tier holding companies, like Third Federal Savings, MHC and the Company, in addition to bank holding companies that the FRS already regulated. Third Federal Savings, MHC requires the non-objection of the FRS before it may waive the receipt of any dividends from the Company under the standards specified in the DFA and implementing FRS regulations. The DFA also required the FRS to set minimum capital levels for depository institution holding companies that are as stringent as those required for the insured depository subsidiaries with the components of Tier 1 capital restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. The legislation also established a floor for capital of insured depository institutions that cannot be lower than the standards in effect on July 21, 2010, and directed the federal banking regulators to implement new leverage and capital requirements within 18 months from the enactment of the DFA that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives. A final rule implementing these requirements was effective January 1, 2015.
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
Capital Requirements. Federal regulations require FDIC insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio, a Tier 1 capital to risk-based assets ratio, a total capital to risk-based assets ratio, and a Tier 1 capital to total assets leverage ratio. The existing capital requirements were effective January 1, 2015 and are the result of a final rule implementing regulatory amendments based on recommendations of the Basel Committee on Banking Supervision and certain requirements of the DFA.
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
In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% in addition to the minimum capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019. At September 30, 2016, the Association exceeded the fully phased in regulatory requirement for the "capital conservation buffer". In assessing an institution’s capital adequacy, the OCC takes into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary. As presented in Note 3. Regulatory Matters, at September 30, 2016, the Association exceeded all regulatory capital requirements to be considered “Well Capitalized”.
Loans-to-One Borrower. Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of September 30, 2016, the Association was in compliance with the loans-to-one borrower limitations.
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
A savings association that fails the qualified thrift lender test must operate under specified restrictions. Under the DFA, non-compliance with the QTL test may subject the Association to agency enforcement action for a violation of law. At September 30, 2016, the Association satisfied the QTL test.
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
The Association, in compliance with the preceding requirements, paid a $60 million, a $66 million and an $85 million cash dividend to the Company during the fiscal years ending September 30, 2016, 2015 and 2014, respectively. There were no dividends paid to the Company by Third Capital during the fiscal years ended September 30, 2016, 2015 or 2014. Additionally, the Association paid a special dividend of $150 million to the Company in the fiscal year ended September 30, 2016. This amount was equal to the voluntary contribution of capital that the Company made to the Association in October 2010.
On April 1, 2014, the FRS terminated a regulatory action stemming from 2010 that had placed restrictions on the Company's ability to pay any cash dividend or repurchase any of its equity stock. During the quarter ended December 31, 2013, the Company, after receiving the non-objection of its current regulator, completed the repurchase of 2,156,250 shares of its common stock, which remained outstanding in its fourth stock repurchase program that was announced in March 2009. The fifth stock repurchase program, for 5,000,000 shares, was announced on April 4, 2014 and completed September 17, 2014. The sixth stock repurchase program for 10,000,000 shares was announced on September 9, 2014 and completed August 3, 2015. The seventh stock repurchase program for 10,000,000 shares was announced on July 30, 2015 and commenced when the sixth stock repurchase program was completed. An eighth stock repurchase program, again for 10,000,000, shares was announced on October 27, 2016 and will begin upon completion of the seventh repurchase program.
Under current FRS regulations, Third Federal Savings, MHC is required to obtain the approval of its members (depositors and certain loan customers of the Association) every 12 months to enable Third Federal Savings, MHC to waive its right to receive dividends on the Company’s common stock that Third Federal Savings, MHC owns. Third Federal Savings, MHC has received this approval of its members at meetings held July 26, 2016, August 5, 2015 and July 31, 2014. Third Federal Savings, MHC has the approval to waive the receipt of up to a total of $0.50 per share of dividends from the Company over the four quarterly periods ending June 30, 2017. Third Federal Savings, MHC waived its right to receive a $0.125 per share dividend payment on September 19, 2016. As a result of the 2015 and 2014 approvals, Third Federal Savings, MHC previously waived its right to receive four separate $0.10 per share dividend payments during the four quarterly periods ending June 30, 2016 and four separate $0.07 per share dividend payments during the four quarterly periods ending June 30, 2015.
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
Transactions with Related Parties. A federal savings association’s authority to engage in transactions with its affiliates is limited by FRS regulations and by Sections 23A and 23B of the FRS Act and its implementing Regulation W. An affiliate is a company that controls, is controlled by, or is under common control with an insured depository institution such as the Association. Third Federal Savings, MHC and the Company are affiliates of the Association. In general, loan transactions between an insured depository institution and its affiliates are subject to certain quantitative and collateral requirements. In this regard, transactions between an insured depository institution and its affiliates are limited to 10% of the institution’s unimpaired capital and unimpaired surplus for transactions with any one affiliate and 20% of unimpaired capital and unimpaired surplus for transactions in the aggregate with all affiliates. Collateral in specified amounts ranging from 100% to 130% of the amount of the transaction must be provided by affiliates in order to receive loans from the savings association. In addition, federal regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates. Savings associations are required to maintain detailed records of all transactions with affiliates.
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
As of September 30, 2016 the Association exceeded all regulatory requirements to be considered “Well Capitalized” as presented in the table below (dollar amounts in thousands).

	Actual		Required (Well Capitalized)
	Amount	Ratio	Amount	Ratio
Total Capital to Risk Weighted Assets	$1,551,502	22.24%	$697,508	10.00%
Tier 1 (Leverage) Capital to Net Average Assets	1,489,704	11.73%	634,972	5.00%
Tier I Capital to Risk-Weighted Assets	1,489,704	21.36%	558,006	8.00%
Common Equity Tier I to Risk-Weighted Assets	1,489,690	21.36%	453,380	6.50%

Insurance of Deposit Accounts. The DFA permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008. Also, under the DFA, noninterest-bearing checking accounts had unlimited deposit insurance through December 31, 2012.
Effective April 1, 2011, the FDIC implemented a requirement of the DFA to revise its assessment system to base the assessments on each institution’s total assets less Tier 1 capital, instead of deposits. The FDIC also revised its assessment schedule so that it ranged from 2.5 basis points for the least risky institutions to 45 basis points for the riskiest. Institutions with over $10 billion of total assets, such as the Association, are classified for assessment purposes as "Large Institutions", and unless otherwise classified, are subjected to a large institution pricing system that includes a separate “scorecard” methodology, also adopted in 2011. In conjunction with the FDIC Deposit Insurance Fund’s reserve ratio reaching 1.15%, the assessment range was lowered to 1.5 to 40 basis points, effective July 1, 2016. In addition, “Large Institutions” (those with assets of $10 billion or more) will now be assessed a surcharge required by the DFA until the earlier of the Deposit Insurance Fund reaching 1.35% or December 31, 2018. The surcharge is 4.5 basis points of the Large Institution’s “surcharge base,” which is generally its regular assessment base reduced by $10 billion. The FDIC has indicated that it expects that the surcharges will be sufficient to achieve the 1.35% ratio by December 31, 2018. However, in the event that ratio is not achieved by that date, Large Institutions will be required to pay a short-fall assessment during the first half of 2019.
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

All FDIC-insured institutions are required to pay a pro rata portion of the interest due on obligations issued by the FICO for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended September 30, 2016, the annualized FICO assessment was equal to 0.56 basis points of total assets less Tier 1 capital.
For the fiscal year ended September 30, 2016, the Association paid $617 thousand related to the FICO bonds and $8.5 million, applicable to deposit insurance assessments. The deposit insurance payments are assessed on an arrears basis. At September 30, 2016, the balance of the Association's accrued deposit insurance assessment was $1.4 million.
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
As of September 30, 2016, outstanding borrowings (including accrued interest) from the FHLB of Cincinnati were $2.72 billion and the Association was in compliance with the stock investment requirement.
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
Waivers of Dividends by Third Federal Savings, MHC. Federal regulations require Third Federal Savings, MHC to notify the FRS of any proposed waiver of its receipt of dividends from the Company. The OTS, the previous regulator for Third Federal Savings, MHC, allowed dividend waivers provided the mutual holding company’s Board of Directors determined that the waiver was consistent with its fiduciary duties and the waiver would not be detrimental to the safety and soundness of its subsidiary institution. In February 2008, the Company declared its first quarterly dividend and continued to declare and pay quarterly dividends through May 2010, when the Company suspended future dividend payments until concerns expressed by the OTS regarding the Association’s home equity line of credit portfolio were satisfactorily resolved. Prior to the suspension of the dividends, Third Federal Savings, MHC waived its right to receive each dividend paid by the Company. Section 625(a) of DFA preserved, for mutual holding companies, including Third Federal Savings, MHC, that had reorganized into mutual holding company form, issued minority stock and waived dividends prior to December 1, 2009, the right to waive dividends if the waiver was not detrimental to the safe and sound operation of the savings association and the board of directors expressly determines that the waiver is consistent with the fiduciary duties of the board to the mutual members of the mutual holding company. However, on August 12, 2011, the FRS issued an interim final rule that added a requirement that a majority of the mutual holding company’s members eligible to vote must approve a dividend waiver by a mutual holding company within 12 months prior to the declaration of the dividend being waived. The FRS is reviewing comments on the interim final rule, which were required to be submitted by November 1, 2011, as part of its rulemaking process, and there can be no assurance that the final rule will not require such a member vote. On July 26, 2016, Third Federal Savings, MHC received the approval of its members (depositors and certain loan customers of the Association) with respect to the waiver of dividends, and subsequently received the non-objection of the FRB-Cleveland, to waive receipt of dividends on the Company’s common stock the MHC owns up to a total of $0.50 per share during the four quarterly periods ending June 30, 2017. Third Federal Savings, MHC previously received the approval of its members at a August 5, 2015 meeting to waive receipt of dividends up to $0.40 per share during the four quarterly periods ending June 30, 2016 and the approval of its members at a July 31, 2014 meeting to waive receipt of dividends up to $0.28 per share during the four quarterly periods ending June 30, 2015.

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
Our net interest income can also be negatively impacted when assets and funding sources with seemingly similar, but not identical re-pricing characteristics react differently to changing interest rates. An example is our home equity lines of credit loan portfolio and our high yield checking and high yield savings deposit products. Interest rates charged on our home equity lines of credit loans are linked to the prime rate of interest, which generally adjusts in a direct relationship to changes in the FRS’s Federal Funds target rate. Similarly, our High Yield Checking and High Yield Savings deposit products are generally expected to adjust when changes are made to the Federal Funds target rate. However, to the extent that increases or decreases are made to the Federal Funds target rate, and those increases or decreases translate into increases or decreases of the prime rate and the rate charged on our home equity lines of credit loans, but do not extend to equivalent adjustments to our High Yield Checking and High Yield Savings deposit products, we can experience a reduction in our net interest income. At September 30, 2016, we held $1.49 billion of home equity lines of credit loans and $2.32 billion of High Yield Checking and High Yield Savings deposits.
Our net income can also be reduced by the impact that changes in interest rates can have on the value of our capitalized mortgage servicing rights. As of September 30, 2016, we serviced $1.96 billion of loans sold to third parties, and the mortgage servicing rights associated with such loans had an amortized cost of $8.9 million and an estimated fair value, at that date, of $16.4 million. Because the estimated life and estimated income to be derived from servicing the underlying mortgage loans generally increase with rising interest rates and decrease with falling interest rates, the value of mortgage servicing rights generally increases as interest rates rise and decreases as interest rates fall. If interest rates fall and the value of our capitalized servicing rights decrease, we may be required to recognize an additional impairment charge against income for the amount by which amortized cost exceeds estimated fair market value.
Our securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings. Fluctuations in market value may be caused by changes in market interest rates, lower market prices for securities and limited investor demand. Changes in interest rates can also have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates. We increase or decrease our stockholders’ equity by the amount of change in the estimated fair value of the available-for-sale securities, net of taxes. The declines in market value could result in other-than-temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels
In general, changes in market and competitive interest rates result from events that we do not control and over which we generally have little or no influence. As a result, mitigation of the adverse affects of changing interest rates is generally limited to controlling the composition of the assets and liabilities that we hold. To monitor our positions, we maintain an interest rate risk modeling system which is designed to measure our interest rate risk sensitivity. Using customized modeling software, the Association prepares periodic estimates of the amounts by which the net present value of its cash flows from assets, liabilities and off balance sheet items (the institution’s economic value of equity) would change in the event of a range of assumed changes in market interest rates. The simulation model uses a discounted cash flow analysis and an option-based pricing approach in measuring the interest rate sensitivity of EVE. At September 30, 2016, in the event of an immediate 200 basis point increase in all interest rates, our model projects that we would experience a $271.5 million, or 13.55%, decrease in EVE. Our calculations further project that, at September 30, 2016, in the event of an immediate 200 basis point increase in all interest rates, we would expect our projected net interest income for the twelve months ended September 30, 2017 to decrease by 2.6%. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”
A continuation of historically low interest rates may adversely affect our net interest income and profitability.
During the past several years it has been the policy of the Board of Governors of the FRS to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of U.S. Treasury and mortgage-backed securities. As a result, market rates on the loans we have originated and the yields on securities we have purchased have been at lower levels than available prior to 2008. This has been a significant factor in the decrease in the amount of our interest income to $388.4 million for the fiscal year ended September 30, 2016 from $550.2 million for the fiscal year ended September 30, 2008 while the average balance of total interest earning assets increased to $12.15 billion for the fiscal year ended September 30, 2016 from $10.10 billion for the fiscal year ended September 30, 2008. As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, which, as interest rates declined, has generally resulted in progressive increases in net interest income since 2008. However, because interest rates have been low for so long, our ability to further lower our interest expense may become increasingly difficult while the average yield on our interest-earning assets may continue to decrease. Accordingly, our net interest income (the difference between interest income earned on assets and interest expense paid on liabilities) may be adversely affected which may have an adverse effect on our profitability.
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

Federal regulations require Third Federal Savings, MHC to notify the FRS of any proposed waiver of its receipt of dividends from the Company. In August 2011, the FRS issued an interim final rule pursuant to the DFA, providing that the FRS “may not” object to dividend waivers by grandfathered mutual holding companies, such as Third Federal Savings, MHC, under standards substantially similar to those previously required by the OTS. However, the interim final rule added a requirement that a majority of the mutual holding company’s members eligible to vote must approve a dividend waiver by a mutual holding company within 12 months prior to the declaration of the dividend being waived. As part of its rulemaking process, the FRS is reviewing comments on the interim final rule and there can be no assurance that the final rule will not require such a member vote. Third Federal Savings, MHC has received the approval of its members in three separate meetings (in July 2014, August 2015 and July 2016) to waive the receipt of dividends for a twelve-month period, and the FRS has “non-objected” to Third Federal Savings, MHC’s waiver each time However, future approvals of members and non-objections from the FRS are not assured and if not obtained, the discontinuance of dividend payments would adversely affect the value of our common stock.
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
A significant portion of our branch operations are conducted in the State of Florida, a geographic region with coastal areas that are susceptible to hurricanes and tropical storms. Such weather events can disrupt our operations, result in damage to our branch office locations and negatively affect the local economy in which we operate. We cannot predict whether or to what extent damage caused by future hurricanes or tropical storms will affect our operations or the economy in our market area, but such weather events could result in fewer loan originations and greater delinquencies, foreclosures or loan losses. These and other negative effects of future hurricanes or tropical storms may adversely affect our business or results of operations.

A new accounting standard may require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations.

The Financial Accounting Standards Board has adopted a new accounting standard that will be effective for the Company for our fiscal year beginning October 1, 2020.  This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses.  This will change the current method of providing allowances for loan losses that are probable, which may require us to increase our allowance for loan losses, and to greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for loan losses.  Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on our financial condition and results of operations.
If we are required to repurchase mortgage loans that we have previously sold, it would negatively affect our earnings.
We sell mortgage loans in the secondary market under agreements that contain representations and warranties related to, among other things, the origination, characteristics of the mortgage loans and subsequent servicing.  We may be required to repurchase mortgage loans that we have sold in cases of borrower default or breaches of these representations and warranties, and we would be subject to increased risk of disputes and repurchase demands as our volume of loan sales increases.  If we are required to repurchase mortgage loans or provide indemnification or other recourse, this could significantly increase our costs and thereby affect our future earnings.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
We operate from our main office in Cleveland, Ohio, our 38 full-service branch offices located in Ohio and Florida and our eight loan production offices located in Ohio. Our branch offices are located in the Ohio counties of Cuyahoga, Lake, Lorain, Medina and Summit and in the Florida counties of Broward, Collier, Hillsborough, Lee, Palm Beach, Pasco, Pinellas and Sarasota. Our loan production offices are located in the Ohio counties of Franklin, Butler, Delaware and Hamilton. The Company owns the building in which its home office and executive offices are located, and six other office locations. The net book value of our land, premises, equipment and software was $61.0 million at September 30, 2016. Included in the net book value are two commercial buildings located in Canton, Massachusetts, valued at $17.4 million, which are owned by our Hazelmere entity and leased to third parties in net lease transactions.

Item 3.	Legal Proceedings
The Company and its subsidiaries are subject to various legal actions arising in the normal course of business.  In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s consolidated financial condition, results of operation, or statements of cash flows.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed and traded on the NASDAQ Global Select Market under the symbol “TFSL”. As of November 21, 2016, we had 7,431 shareholders of record, which number does not include persons or entities holding shares in “nominee” or “street” name through brokerage firms. Shares of our common stock began trading on April 23, 2007 following the completion of our initial public offering. Quarterly trading information for the periods indicated is provided by NASDAQ and included in the following table.

	Traded Market Prices
	High	Low	Dividends
Quarter ended December 31, 2014	$15.28	$13.87	$0.07
Quarter ended March 31, 2015	14.73	14.02	0.07
Quarter ended June 30, 2015	16.98	14.39	0.07
Quarter ended September 30, 2015	17.68	16.09	0.10
Quarter ended December 31, 2015	19.23	17.05	0.10
Quarter ended March 31, 2016	18.53	15.60	0.10
Quarter ended June 30, 2016	18.50	16.43	0.10
Quarter ended September 30, 2016	18.67	16.92	0.125
Payment of dividends is subject to declaration by our Board of Directors and is dependent on a number of factors, including:

•	our capital requirements and, to the extent that funds for any such dividend are provided by the Association, the regulatory capital requirements imposed on the Association by the OCC;

•	our financial position and results of operations;

•	tax considerations;

•	our alternative uses of funds;

•	statutory and regulatory limitations; and

•	general economic conditions.
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
On July 26, 2016, at a special meeting of members of Third Federal Savings, MHC, the members (depositors and certain loan customers of the Association) of Third Federal Savings, MHC voted to approve Third Federal Savings, MHC's proposed waiver of dividends, aggregating up to $0.50 per share, to be declared on the Company’s common stock during the four quarterly periods ending June 30, 2017. The members approved the waiver by casting 65% of the eligible votes in favor of the waiver. Of the votes cast, 97% were in favor of the proposal. Third Federal Savings, MHC is the 80% majority shareholder of the Company.
Following the receipt of the members’ approval at the July 26, 2016 special meeting, Third Federal Savings, MHC filed a notice with, and subsequently received the non-objection of the FRB-Cleveland for the proposed dividend waivers.

In the table and graph that follow, we have provided summary information regarding the performance of the cumulative total return of our common stock from September 30, 2011 through September 30, 2016, relative to the cumulative total return on stocks included in the SNL Bank and Thrift Index, SNL Thrift Index and NASDAQ Composite, in each case for the same period. The cumulative return data is presented in dollars, based on starting investments of $100 and assuming the reinvestment of dividends.

	Measurement Date
Index (with base price at 9/30/2011)	9/30/2011	9/30/2012	9/30/2013	9/30/2014	9/30/2015	9/30/2016
TFS Financial Corporation	100.00	111.56	147.23	176.99	217.53	229.94
SNL Bank and Thrift Index	100.00	141.29	183.82	216.65	221.18	228.69
SNL Thrift Index	100.00	129.95	156.46	172.56	206.10	215.53
NASDAQ Composite	100.00	130.53	160.26	193.28	201.01	234.02
Source: SNL Financial LC, Charlottesville, VA
 ______________________
We did not sell any securities during the quarter ended September 30, 2016.

The following table summarizes our stock repurchase activity during the three months ended September 30, 2016 and the stock repurchase plans approved by our Board of Directors.

		Average	Total Number of	Maximum Number
	Total Number	Price	Shares Purchased	of Shares that May
	of Shares	Paid per	as Part of Publicly	Yet be Purchased
Period	Purchased	Share	Announced Plans (1)	Under the Plans
July 1, 2016 through July 31, 2016	600,000	$17.76	600,000	2,177,000
August 1, 2016 through August 31, 2016	660,000	18.40	660,000	1,517,000
September 1, 2016 through September 30, 2016	617,500	17.77	617,500	899,500
	1,877,500	17.99	1,877,500

(1)
On July 30, 2015, the Company announced its seventh stock repurchase program, which authorized the repurchase of up to an additional 10,000,000 shares of the Company’s outstanding common stock. Purchases under the program will be on an ongoing basis and subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses of capital, and our financial performance. Repurchased shares will be held as treasury stock and be available for general corporate use. The program has 899,500 shares yet to be purchased as of September 30, 2016.

On October 27, 2016, the Company announced that the Board of Directors approved the Company’s eighth stock repurchase program, which authorizes the repurchase of up to 10,000,000 shares of the Company’s outstanding common stock, which is to commence upon completion of the Company's seventh stock repurchase program.

Item 6.	Selected Financial Data

	At September 30,
	2016	2015	2014	2013	2012
	(In thousands)
Selected Financial Condition Data:
Total assets	$12,906,062	$12,368,886	$11,803,195	$11,269,346	$11,518,125
Cash and cash equivalents	231,239	155,369	181,403	285,996	308,262
Investment securities - available for sale	517,866	585,053	568,868	477,376	421,430
Loans held for sale	4,686	116	4,962	4,179	124,528
Loans, net	11,708,804	11,187,583	10,630,687	10,084,066	10,224,989
Bank owned life insurance	200,144	195,861	190,152	183,724	177,279
Prepaid expenses and other assets(1)	63,994	58,277	64,880	71,639	90,720
Deposits	8,331,368	8,285,858	8,653,878	8,464,499	8,981,419
Borrowed funds	2,718,795	2,168,627	1,138,639	745,117	488,191
Shareholders’ equity	1,660,458	1,729,370	1,839,457	1,871,477	1,806,850
______________________

(1)	Prepaid expenses and other assets include the remaining balance in prepaid FDIC assessments of $12.1 million at September 30, 2012.

	For the Years Ended September 30,
	2016	2015	2014	2013	2012
	(In thousands, except per share amounts)
Selected Operating Data:
Interest income	$388,441	$383,477	$374,684	$383,972	$417,853
Interest expense	118,026	113,350	103,251	115,419	155,646
Net interest income	270,415	270,127	271,433	268,553	262,207
Provision for loan losses	(8,000)	(3,000)	19,000	37,000	102,000
Net interest income after provision for loan losses	278,415	273,127	252,433	231,553	160,207
Non-interest income	24,952	24,260	21,900	28,468	24,463
Non-interest expenses	181,004	187,992	175,476	177,660	171,058
Earnings before income tax expense	122,363	109,395	98,857	82,361	13,612
Income tax expense	41,810	36,804	32,966	26,402	2,133
Net earnings after income tax expense	$80,553	$72,591	$65,891	$55,959	$11,479
Earnings per share—basic and fully diluted	$0.28	$0.25	$0.22	$0.18	$0.04
Cash dividends declared per share	$0.425	$0.31	$0.07	$—	$—

	At or For The Years Ended September 30,
	2016	2015	2014	2013	2012
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on average assets	0.65%	0.57%	0.57%	0.50%	0.10%
Return on average equity	4.73%	4.04%	3.52%	3.05%	0.64%
Interest rate spread(1)	2.09%	2.03%	2.26%	2.25%	2.11%
Net interest margin(2)	2.23%	2.17%	2.42%	2.46%	2.39%
Efficiency ratio(3)	61.28%	63.86%	59.82%	59.81%	59.67%
Noninterest expense to average total assets	1.45%	1.47%	1.53%	1.58%	1.52%
Average interest-earning assets to average interest-bearing liabilities	114.67%	115.43%	118.51%	119.58%	119.60%
Dividend payout ratio(4)	151.79%	124.00%	31.82%	—%	—%
Asset Quality Ratios:
Non-performing assets as a percent of total assets	0.75%	1.00%	1.33%	1.58%	1.76%
Non-accruing loans as a percent of total loans	0.76%	0.95%	1.27%	1.53%	1.77%
Allowance for loan losses as a percent of non-accruing loans	68.69%	67.00%	60.03%	59.38%	55.03%
Allowance for loan losses as a percent of total loans	0.52%	0.64%	0.76%	0.91%	0.97%
Capital Ratios:
Association
Total risk-based capital to risk weighted assets(5)	NA	NA	25.25%	26.16%	22.19%
Total capital to risk-weighted assets(6)	22.24%	22.92%	NA	NA	NA
Tier 1 core capital to adjusted tangible assets(5)	NA	NA	13.47%	14.18%	13.31%
Tier 1 (leverage) capital to net average assets(6)(7)	11.73%	12.78%	NA	NA	NA
Tier 1 risk-based capital to risk weighted assets(5)	NA	NA	24.02%	24.91%	20.94%
Tier 1 capital to risk-weighted assets(6)	21.36%	21.95%	NA	NA	NA
Common equity tier 1 capital to risk-weighted assets(6)	21.36%	21.95%	NA	NA	NA
TFS Financial Corporation
Total risk-based capital to risk weighted assets(5)	NA	NA	29.00%	29.11%	25.03%
Total capital to risk-weighted assets(6)	24.62%	24.54%	NA	NA	NA
Tier 1 core capital to adjusted tangible assets(5)	NA	NA	15.60%	16.59%	15.33%
Tier 1 (leverage) capital to net average assets(6)(7)	13.07%	13.76%	NA	NA	NA
Tier 1 risk-based capital to risk weighted assets(5)	NA	NA	27.77%	30.36%	23.78%
Tier 1 capital to risk-weighted assets(6)	23.74%	23.57%	NA	NA	NA
Common equity tier 1 capital to risk-weighted assets(6)	23.74%	23.57%	NA	NA	NA
Average equity to average total assets	13.64%	14.09%	16.28%	16.38%	16.00%
Other Data:
Association
Number of full service offices	38	38	38	38	39
Loan production offices	8	8	8	8	8
______________________

(1)	Represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the year.

(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the year.

(3)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.

(4)
Represents dividends paid per share divided by diluted earnings per share. Receipt of dividends on shares owned by Third Federal Savings, MHC has been waived and dividends paid on unallocated shares of the ESOP are used to pay down the loan to the ESOP.

(5)	Calculated using the regulatory capital methodology applicable to the Association prior to January 1, 2015.

(6)
Calculated using the regulatory capital methodology applicable to the Association beginning January 1, 2015. Please refer to Part I, Item 1, Business, Federal Banking Regulation, Capital Requirements for a detailed discussion of the new Basel III rules.

(7)	Tier 1 (leverage) capital to net average assets ratio disclosures were based on net average assets beginning quarter end September 30, 2015.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
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
Levels of Regulatory Capital
At September 30, 2016, the Company’s Tier 1 (leverage) capital totaled $1.66 billion, or 13.07% of net average assets and 23.74% of risk-weighted assets, while the Association’s Tier 1 (leverage) capital totaled $1.49 billion, or 11.73% of net average assets and 21.36% of risk-weighted assets. Each of these measures was more than twice the requirements currently in effect for the Association for designation as “well capitalized” under regulatory prompt corrective action provisions, which set minimum levels of 5.00% of net average assets and 8.00% of risk-weighted assets. Refer to the Liquidity and Capital Resources of this Item 7 for additional discussion regarding regulatory capital requirements.
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

The following tables set forth our first mortgage loan production and balances segregated by loan structure at origination.

	For the Years Ended September 30,
	2016		2015
	Amount	Percent	Amount	Percent
First Mortgage Loan Originations:	(Dollars in thousands)
ARM (all Smart Rate) production	$1,134,159	43.8%	$1,025,453	43.8%
Fixed-rate production:
Terms less than or equal to 10 years	608,786	23.5	650,861	27.8
Terms greater than 10 years	848,538	32.7	662,368	28.4
Total fixed-rate production	1,457,324	56.2	1,313,229	56.2
Total First Mortgage Loan Originations:	$2,591,483	100.0%	$2,338,682	100.0%

	September 30, 2016		September 30, 2015
	Amount	Percent	Amount	Percent
Balances of Residential Mortgage Loans Held For Investment:	(Dollars in thousands)
ARM (primarily Smart Rate) Loans	$4,253,531	41.7%	$3,855,890	40.2%
Fixed-rate Loans:
Terms less than or equal to 10 years	2,078,561	20.4	1,859,516	19.4
Terms greater than 10 years	3,859,498	37.9	3,883,279	40.4
Total fixed-rate loans	5,938,059	58.3	5,742,795	59.8
Total Residential Mortgage Loans Held For Investment:	$10,191,590	100.0%	$9,598,685	100.0%
The following table sets forth the balances as of September 30, 2016 for all ARM loans segregated by the next scheduled interest rate reset date.

Current Balance of ARM Loans Scheduled for Interest Rate Reset
During the Fiscal Years Ending September 30,	(in thousands)
2017	$347,610
2018	793,396
2019	702,431
2020	745,801
2021	1,409,340
2022	254,953
Total	$4,253,531
At September 30, 2016 and September 30, 2015, mortgage loans held for sale, all of which were long-term, fixed-rate first mortgage loans and all of which were held for sale to Fannie Mae, totaled $4.7 million and $0.1 million, respectively.
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
During the year ended September 30, 2016, the composition of our duration-extending funding sources changed as follows: the balance of retail CDs increased $120.5 million while the balance of brokered CDs increased $20.5 million. Additionally during the year ended September 30, 2016, we added $40.3 million of new, longer-term advances from the FHLB of Cincinnati; and we added $450.0 million of new, shorter-term advances from the FHLB of Cincinnati that were matched/correlated to interest rate exchange contracts that extended the effective durations of those shorter-term advances to approximately five years. These funding source modifications facilitated asset growth of $537.2 million and funded stock repurchases of $128.4 million and stock dividends of $23.4 million.
Other Interest Rate Risk Management Tools
In years prior to fiscal 2010, in addition to maintaining the levels of regulatory capital required to be well capitalized, we also managed interest rate risk by actively selling long-term, fixed-rate mortgage loans in the secondary market, a strategy pursuant to which we were able to modulate the amount of long-term, fixed-rate loans held in our portfolio. At September 30, 2016, we serviced $1.96 billion of loans for others. Also prior to fiscal 2010, we actively marketed home equity lines of credit, which carried an adjustable rate of interest indexed to the prime rate and provided interest rate sensitivity to that portion of our assets. In light of the economic and regulatory environments that existed between 2010 and 2012, neither of these strategies were utilized during that period in managing our interest rate risk exposure.
Beginning in March 2012, the Association began offering redesigned home equity lines of credit subject to certain property and credit performance conditions. Through these redesigned products, we have begun the process of re-establishing home equity line of credit lending as a meaningful strategy to manage our interest rate risk profile. At September 30, 2016, home equity lines of credit totaled $1.31 billion. Our home equity lending is discussed in the preceding Lending Activities section of Item 1. Business in Part I.—THIRD FEDERAL SAVINGS AND LOAN ASSOCIATION OF CLEVELAND.
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
Monitoring and Limiting Our Credit Risk. While, historically, we had been successful in limiting our credit risk exposure by generally imposing high credit standards with respect to lending, the confluence of unfavorable regional and macro-economic events that culminated in the 2008 housing market collapse and financial crisis, coupled with our pre-2010 expanded participation in the second lien mortgage lending markets, significantly refocused our attention with respect to credit risk. In response to the evolving economic landscape, we continuously revise and update our quarterly analysis and evaluation procedures, as needed, for each category of our lending with the objective of identifying and recognizing all appropriate credit impairments. At September 30, 2016, 91% of our assets consisted of residential real estate loans (both “held for sale” and “held for investment”) and home equity loans and lines of credit, which were originated predominantly to borrowers in Ohio and Florida. Our analytic procedures and evaluations include specific reviews of all home equity loans and lines of credit that become 90 or more days past due, as well as specific reviews of all first mortgage loans that become 180 or more days past due. We transfer performing home equity lines of credit subordinate to first mortgages delinquent greater than 90 days to non-accrual status. We also charge-off performing loans to collateral value and classify those loans as non-accrual within 60 days of notification of all borrowers filing Chapter 7 bankruptcy, that have not reaffirmed or been dismissed, regardless of how long the loans have been performing. Loans where at least one borrower has been discharged of their obligation in Chapter 7 bankruptcy, are classified as TDRs. At September 30, 2016, $41.1 million of loans in Chapter 7 bankruptcy status were included in total TDRs. At September 30, 2016, the recorded investment in non-accrual status loans included $40.5 million of performing loans in Chapter 7 bankruptcy status, of which $38.5 million were also reported as TDRs.
In response to the unfavorable regional and macro-economic environment that arose beginning in 2008, and in an effort to limit our credit risk exposure and improve the credit performance of new customers, we tightened our credit eligibility criteria in evaluating a borrower’s ability to successfully fulfill his or her repayment obligation and we revised the design of many of our loan products to require higher borrower down-payments, limited the products available for condominiums, eliminated certain product features (such as interest-only adjustable-rate loans and loans above certain LTV ratios), and we previously suspended home equity lending products with the exception of bridge loans between June 2010 and March 2012. The delinquency level related to loan originations prior to 2009, compared to originations in 2009 and after, reflect the higher credit standards to which we have subjected all new originations. As of September 30, 2016, loans originated prior to 2009 had a balance of $2.05 billion, of which $46.4 million, or 2.3%, were delinquent, while loans originated in 2009 and after had a balance of $9.72 billion, of which $5.5 million, or 0.1%, were delinquent.
One aspect of our credit risk concern relates to high concentrations of our loans that are secured by residential real estate in specific states, particularly Ohio and Florida, in light of the difficulties that arose in connection with the 2008 housing crisis with respect to the real estate markets in those two states. At September 30, 2016, approximately 59.2% and 16.6% of the combined total of our residential Core and construction loans held for investment were secured by properties in Ohio and Florida, respectively. Our 30 or more days delinquency ratios on those loans in Ohio and Florida at September 30, 2016 was 0.3% in both states. Our 30 or more days delinquency ratio for the entire Core portfolio was also 0.3% at September 30, 2016. As of September 30, 2016, approximately 39.0% and 24.2% of our home equity loans and lines of credit were secured by properties in Ohio and Florida, respectively. Our 30 days or more delinquency ratios on those loans in Ohio and Florida at September 30, 2016 were 0.8% and 1.2%, respectively. Our 30 or more days delinquency ratio for the entire home equity loans and lines of credit portfolio at September 30, 2016 was 0.7%. While we focus our attention on, and are concerned with respect to the resolution of all loan delinquencies, our highest concern relates to loans that are secured by properties in Florida. The “Allowance for Loan Losses” portion in the preceding Lending Activities section of Item 1. Business in Part I.—THIRD FEDERAL SAVINGS AND LOAN ASSOCIATION OF CLEVELAND, provides extensive details regarding our loan portfolio composition, delinquency statistics, our methodology in evaluating our loan loss provisions and the adequacy of our allowance for loan losses. In an effort to moderate the concentration of our credit risk exposure in individual states, particularly Ohio and Florida, we have utilized direct mail marketing, our internet site and our customer service call center to extend our lending activities to other attractive geographic locations. Currently, in addition to Ohio and Florida, we are actively lending in 19 other states and the District of Columbia, and as a result of that activity, the concentration ratios of the combined total of our residential, Core and construction loans held for investment for Ohio and Florida, as disclosed earlier in this paragraph, have trended downward from their September 30, 2010 levels when the concentrations were 79.1% in Ohio and 19.0% in Florida. Of the total mortgage and home equity originations for the years ended September 30, 2016 and 2015, 33.1% and 37.6%, respectively, are secured by properties in states other than Ohio or Florida.
Our residential Home Today loans are another area of credit risk concern. Although the principal balance in these loans had declined to $121.9 million at September 30, 2016, and constituted only 1.0% of our total “held for investment” loan portfolio balance, these loans comprised 26.4% and 29.3% of our 90 days or greater delinquencies and our total delinquencies, respectively, at that date. At September 30, 2016, approximately 95.3% and 4.4% of our residential Home Today loans were secured by properties in Ohio and Florida, respectively. At September 30, 2016, the percentages of those loans delinquent 30 days or more in Ohio and Florida were 12.5% and 14.5%, respectively. The disparity between the portfolio composition ratio and delinquency composition ratio reflects the nature of the Home Today loans. We do not offer, and have not offered, loan products frequently considered to be designed to target sub-prime borrowers containing features such as higher fees or higher rates, negative amortization, or low initial payment features with adjustable interest rates. Our Home Today loans, the majority of which were entered into with borrowers that had credit profiles that would not have otherwise qualified for our loan products due to deficient credit scores, generally contained the same features as loans offered to our Core borrowers. The overriding objective of our Home Today lending, just as it is with our Core lending, was the creation of successful homeowners. We have attempted to manage our Home Today credit risk by requiring that borrowers attend pre- and post-borrowing financial management education and counseling and that the borrowers be referred to us by a sponsoring organization with which we have partnered. Further, to manage the credit aspect of these loans, inasmuch as the majority of these buyers do not have sufficient funds for required down payments, many loans include private mortgage insurance. At September 30, 2016, 26.6% of Home Today loans included private mortgage insurance coverage. From a peak recorded investment of $306.6 million at December 31, 2007, the total recorded investment of the Home Today portfolio has declined to $120.4 million at September 30, 2016. This trend generally reflects the evolving conditions in the mortgage real estate market and the tightening of standards imposed by issuers of private mortgage insurance. As part of our effort to manage credit risk, effective March 27, 2009, the Home Today underwriting guidelines were revised to be substantially the same as our traditional mortgage product. At September 30, 2016, the recorded investment in Home Today loans originated subsequent to March 27, 2009 was $3.5 million. Since we are no longer originating loans under our Home Today program,the Home Today portfolio will continue to decline in balance due to contractual amortization exceeding originations.
Maintaining Access to Adequate Liquidity and Diverse Funding Sources. For most insured depositories, customer and community confidence are critical to their ability to maintain access to adequate liquidity and to conduct business in an orderly fashion. We believe that a well capitalized institution is one of the most important factors in nurturing customer and community confidence. Accordingly, we have managed the pace of our growth in a manner that reflects our emphasis on high capital levels. At September 30, 2016, the Association’s ratio of Tier 1 (leverage) capital to net average assets (a basic industry measure that deems 5.00% or above to represent a “well capitalized” status) was 11.73%. The Association's current Tier 1 (leverage) capital ratio is lower than its ratio at September 30, 2015, which was 12.78%, due primarily to:

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
In managing its level of liquidity, the Company monitors available funding sources, which include attracting new deposits (including brokered CDs), borrowing from others, the conversion of assets to cash and the generation of funds through profitable operations. The Company has traditionally relied on retail deposits as its primary means in meeting its funding needs. At September 30, 2016, deposits totaled $8.33 billion (including $539.8 million of brokered CDs), while borrowings totaled $2.72 billion and borrowers’ advances and servicing escrows totaled $141.7 million, combined. In evaluating funding sources, we consider many factors, including cost, duration, current availability, expected sustainability, impact on operations and capital levels.
To attract deposits, we offer our customers attractive rates of return on our deposit products. Our deposit products typically offer rates that are highly competitive with the rates on similar products offered by other financial institutions. We intend to continue this practice, subject to market conditions.
We preserve the availability of alternative funding sources through various mechanisms. First, by maintaining high capital levels, we retain the flexibility to increase our balance sheet size without jeopardizing our capital adequacy. Effectively, this permits us to increase the rates that we offer on our deposit products thereby attracting more potential customers. Second, we pledge available real estate mortgage loans and investment securities with the FHLB of Cincinnati and the FRB-Cleveland. At September 30, 2016, these collateral pledge support arrangements provide the Association with the ability to immediately borrow an additional $32.5 million from the FHLB of Cincinnati and $90.5 million from the FRB-Cleveland Discount Window. From the perspective of collateral value securing FHLB of Cincinnati advances, our capacity limit for additional borrowings beyond the immediately available limits at September 30, 2016 was $5.52 billion, subject to satisfaction of the FHLB of Cincinnati common stock ownership requirement. To satisfy the common stock ownership requirement we would need to increase our ownership of FHLB of Cincinnati common stock by an additional $110.3 million. Third, we invest in high quality marketable securities that exhibit limited market price variability, and to the extent that they are not needed as collateral for borrowings, can be sold in the institutional market and converted to cash. At September 30, 2016, our investment securities portfolio totaled $517.9 million. Finally, cash flows from operating activities have been a regular source of funds. During the fiscal years ended September 30, 2016 and 2015, cash flows from operations totaled $84.9 million and $102.1 million, respectively.
Historically, a portion of the residential first mortgage loans that we originated were considered to be highly liquid as they were eligible for delivery/sale to Fannie Mae. However, due to delivery requirement changes imposed by Fannie Mae during and subsequent to the 2008 financial crisis, effective July 1, 2010, that was no longer an available source of liquidity for the Company. In response to Fannie Mae's delivery requirement changes, during fiscal 2013 we took the following measures: (1) we completed $276.9 million of non-agency eligible, whole loan sales, all on a servicing retained basis; and (2) we implemented certain loan origination changes required by Fannie Mae, which resulted in our November 15, 2013 reinstatement as an approved seller to Fannie Mae. The non-agency sales, which included both fixed-rate and Smart Rate loans, demonstrated that, with adequate lead time, the majority of our residential, first mortgage loan portfolio could be available for liquidity management purposes. Also, implementation of the loan origination changes required by Fannie Mae, to which a portion of our loan production will be subjected elevates the level of liquidity available for those loans. At September 30, 2016, $4.7 million of agency eligible, long-term, fixed-rate first mortgage loans were classified as “held for sale”. During the fiscal year ended September 30, 2016, $15.6 million of agency-compliant HARP II loans and $154.6 million of long-term, fixed-rate, agency-compliant, non-HARP II first mortgage loans were sold to Fannie Mae. In addition to the loan sales to Fannie Mae, during the fiscal year ended September 30, 2016, $30.0 million of long-term, fixed-rate loans were sold to the FHLB of Cincinnati, under their Mortgage Purchase Program.
Overall, while customer and community confidence can never be assured, the Company believes that our liquidity is adequate and that we have adequate access to alternative funding sources.

Monitoring and Controlling Operating Expenses. We continue to focus on managing operating expenses. Our ratio of non-interest expense to average assets was 1.45% for the fiscal year ended September 30, 2016 and 1.47% for the fiscal year ended September 30, 2015. As of September 30, 2016, our average assets per full-time employee and our average deposits per full-time employee were $12.8 million and $8.2 million, respectively. We believe that each of these measures compares favorably with the averages for our peer group. Our average deposits (exclusive of brokered CDs) held at our branch offices ($205.0 million per branch office as of September 30, 2016) contributes to our expense management efforts by limiting the overhead costs of serving our deposit customers. We will continue our efforts to control operating expenses as we grow our business.
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
Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. The amount of the allowance is based on significant estimates and the ultimate losses may vary from such estimates as more information becomes available or conditions change. The methodology for determining the allowance for loan losses is considered a critical accounting policy by management due to the high degree of judgment involved, the subjectivity of the assumptions used and the potential for changes in the economic environment that could result in changes to the amount of the recorded allowance for loan losses. At September 30, 2016, the allowance for loan losses was $61.8 million or 0.52% of total loans. An increase or decrease of 10% in the allowance at September 30, 2016 would result in a $6.2 million charge or credit, respectively, to income before income taxes.
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
Income Taxes. We consider accounting for income taxes a critical accounting policy due to the subjective nature of certain estimates that are involved in the calculation. We use the asset/liability method of accounting for income taxes in which deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. We must assess the realization of the deferred tax asset and, to the extent that we believe that recovery is not likely, a valuation allowance is established. Adjustments to increase or decrease existing valuation allowances, if any, are charged or credited, respectively, to income tax expense. At September 30, 2016, no valuation allowances were outstanding. Even though we have determined a valuation allowance is not required for deferred tax assets at September 30, 2016, there is no guarantee that those assets will be recognizable in the future.
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
Comparison of Financial Condition at September 30, 2016 and 2015
Total assets increased $537.2 million, or 4%, to $12.91 billion at September 30, 2016 from $12.37 billion at September 30, 2015. This increase was primarily the result of increases in the balances of loans held for investment and, to a lesser extent, cash and cash equivalents, partially offset by a decrease in investment securities.
Cash and cash equivalents increased $75.8 million, or 49%, to $231.2 million at September 30, 2016 from $155.4 million at September 30, 2015, as we hold cash to maintain the level of liquidity described in the Liquidity and Capital Resources section of the Overview.
Investment securities decreased $67.2 million, or 11%, to $517.9 million at September 30, 2016 from $585.1 million at September 30, 2015. Investment securities decreased as $154.5 million in principal paydowns, $5.5 million of net acquisition premium amortization and $2.3 million in net unrealized losses that occurred in the mortgage-backed securities portfolio exceeded $95.2 million in purchases during the fiscal year ended September 30, 2016. There were no sales of investment securities during the fiscal year ended September 30, 2016.
Loans held for investment, net, increased $521.2 million, or 5%, to $11.71 billion at September 30, 2016 from $11.19 billion at September 30, 2015. Residential mortgage loans increased $592.9 million, or 6%, to $10.19 billion at September 30, 2016 from $9.60 billion at September 30, 2015 as new originations exceeded the combination of principal repayments, loan sales and net charge-offs. The increase in residential mortgage loans reflected the negative impact of $1.9 million in net charge-offs during the year ended September 30, 2016. During the year ended September 30, 2016, $1.13 billion of three- and five-year “SmartRate” loans were originated while $1.46 billion of 10-, 15-, and 30-year fixed-rate first mortgage loans were originated. During the year ended September 30, 2016 the total fixed-rate portion of our first mortgage loan portfolio increased $195.3 million and was comprised of an increase of $219.1 million in the balance of fixed-rate loans with original terms of 10 years or less, and a decrease of $23.8 million in the balance of fixed-rate loans with original terms greater than 10 years. During the fiscal year ended September 30, 2016, we completed $200.3 million in loan sales, which included $15.6 million of agency-compliant HARP II loans and $154.6 million of long-term, fixed-rate, agency-compliant, non-HARP II first mortgage loans to Fannie Mae, and $30.0 million of long-term fixed-rate loans to the FHLB of Cincinnati. The volume of long-term, fixed-rate first mortgage loan sales reflected the impact of changes imposed by Fannie Mae, the Association’s primary loan investor, related to requirements for loans that it accepts, as well as the strategy of originating adjustable-rate loans and fixed-rate loans with original terms of 10 years or less with the expectation that such loans would be carried as held for investment loans on our balance sheet. Refer to the Controlling Our Interest Rate Risk Exposure section of the Overview for additional discussion regarding loan sales to Fannie Mae and our management of interest rate risk.
Partially offsetting the increase in residential mortgage loans was a $94.0 million decrease in the balance of home equity loans and lines of credit during the current period as repayments exceeded new originations and additional draws on existing accounts. Between June 28, 2010 and March 20, 2012, we suspended the acceptance of new home equity loan and line of credit applications with the exception of bridge loans. Beginning in March 2012, we offered redesigned home equity lines of credit, subject to certain property and credit performance conditions. At September 30, 2016, the recorded investment related to home equity lines of credit originated subsequent to March 2012, totaled $425.6 million. At September 30, 2016, pending commitments to extend new home equity lines of credit totaled $74.2 million. Refer to the Controlling Our Interest Rate Risk Exposure section of the Overview for additional information.
The total allowance for loan losses decreased $9.8 million, or 14%, to $61.8 million at September 30, 2016 from $71.6 million at September 30, 2015, primarily reflecting improved credit metrics, including reduced net charge-offs and lower loan delinquencies. Refer to Note 4. Loans and Allowance for Loan Losses for additional discussion.
Deposits increased $45.5 million, or 1%, to $8.33 billion at September 30, 2016 from $8.29 billion at September 30, 2015. The increase in deposits was the result of a $141.0 million increase in our CDs partially offset by a $93.2 million decrease in our high-yield savings accounts (a subcategory of our savings accounts) and a $2.1 million decrease in our high-

yield checking accounts (a subcategory of our checking accounts) during the fiscal year ended September 30, 2016. The change in CDs is attributed to a $120.5 million net increase in our traditional CDs combined with a $20.5 million increase (net of premium) in brokered CDs acquired during the current fiscal year which had original terms of 42 to 60 months. The balance of CDs at September 30, 2016 included $539.8 million in brokered CDs. We believe that our high-yield savings accounts as well as our high-yield checking accounts provide a stable source of funds. In addition, our high yield savings and high yield checking accounts are expected to reprice in a manner similar to our equity loan products, and, therefore, assist us in managing interest rate risk.
Borrowed funds, all from the FHLB of Cincinnati, increased $550.2 million, or 25%, to $2.72 billion at September 30, 2016 from $2.17 billion at September 30, 2015. This increase reflects an additional $490.3 million of new, mainly four- to five-year term advances combined with a $96.0 million increase in the balance of overnight advances partially offset by other principal repayments, as a combination of loan growth and share repurchases led to increased cash demands. Included in the longer-term advances is $450.0 million of new 90 day advances that have an effective duration of four to seven years as a result of interest rate exchange contracts. In addition, to reduce future interest costs, another $150.0 million of existing advances with remaining terms of approximately four years, were prepaid and replaced with new four- and five-year interest rate exchange arrangements. Prepayment penalties related to the $150.0 million of restructuring will be recognized in interest expense over the remaining term of the interest rate exchange contracts. Interest rate exchanges were used during the current fiscal year to extend the duration of short-term borrowings to approximately five years by paying a fixed rate of interest and receiving the variable rate. Refer to the Extending the Duration of Funding Sources section of the Overview for additional discussion regarding short-term borrowings and interest-rate exchange contracts.
Shareholders’ equity decreased $68.9 million, or 4%, to $1.66 billion at September 30, 2016 from $1.73 billion at September 30, 2015. This net decrease primarily reflected the effect of $128.4 million of repurchases of outstanding common stock and $23.4 million of dividend payments, which were partially offset by $80.6 million of net income and the positive impact related to awards under the stock-based compensation plan and the allocation of shares held by the ESOP. Refer to Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for additional details regarding the repurchase of shares of common stock and the payment of dividends. As a result of July 26, 2016 and August 5, 2015 mutual member votes, Third Federal Savings, MHC, the mutual holding company that owns 80% of the outstanding stock of the Company, waived the receipt of its share of the dividends paid.

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

	For the Fiscal Years Ended September 30,
	2016			2015			2014
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash equivalents	$143,079	$641	0.45%	$851,047	$2,206	0.26%	$217,928	$554	0.25%
Investment securities	162	2	1.23%	2,015	25	1.24%	3,759	28	0.74%
Mortgage-backed securities	555,996	9,388	1.69%	572,232	9,546	1.67%	499,083	9,184	1.84%
Loans	11,380,798	375,624	3.30%	10,951,984	369,302	3.37%	10,435,065	363,409	3.48%
Federal Home Loan Bank stock	69,658	2,786	4.00%	67,360	2,398	3.56%	38,951	1,509	3.87%
Total interest-earning assets	12,149,693	388,441	3.20%	12,444,638	383,477	3.08%	11,194,786	374,684	3.35%
Noninterest-earning assets	337,083			319,063			311,078
Total assets	$12,486,776			$12,763,701			$11,505,864
Interest-bearing liabilities:
Checking accounts	$990,592	1,289	0.13%	$995,736	1,371	0.14%	$1,019,909	1,442	0.14%
Savings accounts	1,563,448	2,811	0.18%	1,636,093	3,045	0.19%	1,756,608	3,420	0.19%
Certificates of deposit	5,756,861	85,900	1.49%	5,836,053	89,110	1.53%	5,695,063	88,316	1.55%
Borrowed funds	2,284,881	28,026	1.23%	2,312,977	19,824	0.86%	974,644	10,073	1.03%
Total interest-bearing liabilities	10,595,782	118,026	1.11%	10,780,859	113,350	1.05%	9,446,224	103,251	1.09%
Noninterest-bearing liabilities	187,417			184,587			186,777
Total liabilities	10,783,199			10,965,446			9,633,001
Shareholders’ equity	1,703,577			1,798,255			1,872,863
Total liabilities and shareholders’ equity	$12,486,776			$12,763,701			$11,505,864
Net interest income		$270,415			$270,127			$271,433
Interest rate spread(1)			2.09%			2.03%			2.26%
Net interest-earning assets(2)	$1,553,911			$1,663,779			$1,748,562
Net interest margin(3)		2.23%			2.17%			2.42%
Average interest-earning assets to average interest-bearing liabilities	114.67%			115.43%			118.51%
______________________

(1)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by total interest-earning assets.

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

	For the Fiscal Years Ended September 30, 2016 vs. 2015			For the Fiscal Years Ended September 30, 2015 vs. 2014
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
Interest-earning cash equivalents	$(2,548)	$983	$(1,565)	$1,641	$11	$1,652
Investment securities	(23)	—	(23)	(17)	14	(3)
Mortgage-backed securities	(273)	115	(158)	999	(637)	362
Loans	14,261	(7,939)	6,322	16,411	(10,518)	5,893
Federal Home Loan Bank stock	84	304	388	1,000	(111)	889
Total interest-earning assets	11,501	(6,537)	4,964	20,034	(11,241)	8,793
Interest-bearing liabilities:
Checking accounts	(7)	(75)	(82)	(34)	(37)	(71)
Passbook savings	(133)	(101)	(234)	(228)	(147)	(375)
Certificates of deposit	(1,199)	(2,011)	(3,210)	2,098	(1,304)	794
Borrowed funds	(243)	8,445	8,202	11,135	(1,384)	9,751
Total interest-bearing liabilities	(1,582)	6,258	4,676	12,971	(2,872)	10,099
Net change in net interest income	$13,083	$(12,795)	$288	$7,063	$(8,369)	$(1,306)
Comparison of Operating Results for the Fiscal Years Ended September 30, 2016 and 2015
General. Net income increased $8.0 million, or 11%, to $80.6 million for the fiscal year ended September 30, 2016 compared to $72.6 million for the fiscal year ended September 30, 2015. This change was attributed to a $5.0 million decrease in the provision for loan losses and a $7.0 million decrease in non-interest expenses. Net interest income was relatively unchanged during the current fiscal year compared to the prior fiscal year.
Interest and Dividend Income. Total interest income increased $4.9 million, or 1%, to $388.4 million for the fiscal year ended September 30, 2016 compared to $383.5 million for the prior fiscal year. The increase in interest income resulted primarily from an increase in interest income from loans partially offset by a decrease in interest income from other interest-earning cash equivalents.
Interest income on loans increased $6.3 million, or 2%, to $375.6 million compared to $369.3 million for the prior fiscal year. This increase was attributed to a $428.8 million increase in the average balance of loans to $11.38 billion in the current fiscal year compared to $10.95 billion during the prior fiscal year as new loan production exceeded repayments and loan sales. The impact from the increase in the average balance of loans was partially offset by a seven basis point decrease in the average yield on loans to 3.30% from 3.37% as historically low interest rates have kept the level of refinance activity relatively high resulting in new originations at lower rates compared to the rest of our portfolio. Additionally, both our “Smart Rate” adjustable-rate first mortgage loan and our 10-year, fixed-rate first mortgage loan originations for the fiscal year ended September 30, 2016, were originated at interest rates below rates offered on our traditional 15- and 30-year fixed-rate products and contributed to the lower average yield. During the fiscal year ended September 30, 2016, loan sales totaled $200.3 million while during the fiscal year ended September 30, 2015, loan sales totaled $160.1 million.
Interest income on interest-earning cash equivalents decreased $1.6 million, or 73%, to $0.6 million compared to $2.2 million for the prior fiscal year. The decrease in interest income can be attributed to utilizing a strategy during the year ended September 30, 2015 to increase income. The strategy involved borrowing, on an overnight basis, approximately $1.00 billion of additional funds from the FHLB at the beginning of a particular quarter and repaying it prior to the end of that quarter. The proceeds of the borrowings, net of the required investment in FHLB stock, were deposited at the Federal Reserve. Because of increases in the interest rates charged by the FHLB, the strategy was not utilized during the current fiscal year. However, depending upon market rates, this strategy remains an option in the future. Additionally, as a result of the additional required investment in FHLB stock, dividend income on FHLB stock increased $0.4 million, or 17%, to $2.8 million compared to $2.4 million during the prior fiscal year. Although the strategy's borrowings component was not utilized during the fiscal year ended September 30, 2016, the FHLB stock component remained in place and the receipt of increased FHLB stock dividends continued.
Interest Expense. Interest expense increased $4.6 million, or 4%, to $118.0 million for the fiscal year ended September 30, 2016 from $113.4 million for the 2015 fiscal year. The change resulted primarily from an $8.2 million increase in interest expense on borrowed funds partially offset by a decrease in interest expense on CDs.
Interest expense on CDs decreased $3.2 million, or 4%, to $85.9 million compared to $89.1 million for fiscal 2015. The change was attributed to a four basis point decrease in the average rate we paid on CDs to 1.49% from 1.53% combined with a $79.2 million, or 1%, decrease in the average balance of CDs to $5.76 billion from $5.84 billion. Rates were adjusted on deposits in response to changes in general market rates as well as to changes in the rates paid by our competition on short-term CDs. Additionally, to optimally manage our funding costs during the current fiscal year, many maturing, higher rate CDs that were not renewed were replaced with with longer-term brokered CDs or lower rate borrowed funds.
Interest expense on borrowed funds increased $8.2 million, or 41%, to $28.0 million compared to $19.8 million for fiscal 2015. The increase was attributed to a 37 basis point increase in the average rate paid for these funds, to 1.23% from 0.86% during fiscal 2015. Partially offsetting the impact of the increase in the average rate paid was a $28.1 million, or 1%, decrease in the average balance of borrowed funds to $2.28 billion during the current fiscal year from $2.31 billion during fiscal 2015. The net decrease in the average balance was attributed to utilizing the strategy to increase income in the fiscal year ended September 30, 2015, as discussed earlier. The strategy was not utilized in the current fiscal year. Partially offsetting the decrease in the average balance resulting from discontinuing this strategy was an increase in FHLB of Cincinnati borrowings as part of our efforts to lengthen the duration of our interest bearing funding sources. Refer to the Extending the Duration of Funding Sources section of the Overview for further discussion. To better manage funding costs, longer term borrowed funds from the FHLB of Cincinnati were also used to fund mortgage loan originations.
Net Interest Income. Net interest income increased $0.3 million, or less than 1%, to $270.4 million for the fiscal year ended September 30, 2016 compared to $270.1 million for the prior fiscal year. Average interest-earning assets decreased during the current fiscal year by $294.9 million, or 2%, when compared to the prior fiscal year. The decrease in average assets was attributed primarily to the use of the strategy, discussed earlier, in the fiscal year ended September 30, 2015, which was not utilized in the current fiscal year, partially offset by the growth of our loan portfolio. Our interest rate spread increased six basis points to 2.09% compared to 2.03% for the prior fiscal year. Our net interest margin was 2.23% for the current fiscal year and 2.17% for the prior fiscal year. The change in these performance ratios was impacted by the net income strategy utilized in the fiscal year ended September 30, 2015. The strategy, which served to increase net income slightly also negatively impacted the interest rate spread and net interest margin due to the increase in the average balance of low-yield, interest-earning cash equivalents.
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
Based on our evaluation, we recorded a negative provision for loan losses of $8.0 million for the fiscal year ended September 30, 2016 and a negative provision of $3.0 million for the fiscal year ended September 30, 2015. The current negative provision for loan loss reflects reduced levels of loan delinquencies and net charge-offs, but we continue our awareness of the relative values of residential properties in comparison to their cyclical peaks as well as the uncertainty that persists in the current economic environment, which continues to challenge many of our loan customers. As delinquencies in the portfolio have been resolved through pay-off, short sale or foreclosure, or management determines the collateral is not sufficient to satisfy the loan, uncollected balances have been charged against the allowance for loan losses previously provided.

The level of net charge-offs decreased during fiscal year 2016 to $1.8 million as compared to $6.8 million during the fiscal year ended September 30, 2015. Net charge-offs combined with the $8.0 million negative provision for loan losses recorded for the current fiscal year resulted in a decrease in the balance of the allowance for loan losses. Net charge-offs of $6.8 million and a negative provision for loan losses of $3.0 million were recorded for the fiscal year ended September 30, 2015. The allowance for loan losses was $61.8 million, or 0.52% of the total recorded investment in loans receivable, at September 30, 2016, compared to $71.6 million, or 0.64% of the total recorded investment in loans receivable, at September 30, 2015. Balances of recorded investments are net of deferred fees and any applicable loans-in-process.
The total recorded investment in non-accrual loans decreased $16.8 million during the fiscal year ended September 30, 2016 compared to a $28.7 million decrease during the fiscal year ended September 30, 2015.
The recorded investment in non-accrual loans in our residential, Core portfolio decreased $11.0 million, or 18%, during the current fiscal year, to $51.3 million at September 30, 2016, compared to a $17.1 million decrease during the fiscal year ended September 30, 2015. At September 30, 2016, the recorded investment in our Core portfolio was $10.08 billion, compared to $9.47 billion at September 30, 2015. During the current fiscal year, Core portfolio net charge-offs were $0.6 million, as compared to net charge-offs of $1.5 million during the fiscal year ended September 30, 2015. The $51.3 million balance in non-accrual loans at September 30, 2016 includes $31.1 million in TDRs which are current but included with non-accrual loans for a minimum period of six months from their restructuring date.
The recorded investment in non-accrual loans in our residential, Home Today portfolio decreased $3.1 million, or 14% during the current fiscal year, to $19.5 million at September 30, 2016 compared to a $7.4 million decrease during the fiscal year ended September 30, 2015. At September 30, 2016, the recorded investment in our Home Today portfolio was $120.4 million, compared to $134.0 million at September 30, 2015. During the current fiscal year, Home Today net charge-offs were $1.3 million as compared to net charge-offs of $1.9 million during the fiscal year ended September 30, 2015. The $19.5 million balance in Home Today non-accrual loans includes $10.7 million in TDRs which are current but included with non-accrual loans for a minimum period of six months from their restructuring date.
The recorded investment in non-accrual home equity loans and lines of credit decreased $2.3 million, or 11%, during the current fiscal year, to $19.2 million at September 30, 2016 compared to a $4.7 million decrease during the fiscal year ended September 30, 2015. The recorded investment in our home equity loans and lines of credit portfolio at September 30, 2016, was $1.54 billion, compared to $1.63 billion at September 30, 2015. During the current fiscal year, home equity loans and lines of credit net recoveries were $0.1 million as compared to net charge-offs of $3.6 million during the fiscal year ended September 30, 2015. We believe that non-performing home equity loans and lines of credit, on a relative basis, represent a higher level of credit risk than Core loans as these home equity loans and lines of credit generally hold subordinated lien positions. The seriously delinquent balances of home equity loans and lines of credit were $4.9 million, or less than 1%, of the home equity loans and lines of credit portfolio at September 30, 2016 compared to $5.6 million, or less than 1%, at September 30, 2015.
At September 30, 2016 and 2015, we believe we had recorded an allowance for loan losses that provides for all losses that are both probable and reasonable to estimate at September 30, 2016 and 2015, respectively.
Refer to Lending Activities in Item 1. Business for additional discussion and disclosure related to our provisions for loan losses.
Non-Interest Income. Non-interest income increased $0.7 million, or 3%, to $25.0 million during the fiscal year ended September 30, 2016 compared to $24.3 million for the prior fiscal year mainly as a result of increased net gains on the sale of loans partially offset by a decrease in loan fees and service charges and other. The increase in the net gain on sales of loans primarily reflected a higher volume of loan sales in the current fiscal year, $200.3 million, as compared to $160.1 million during the prior fiscal year. This increase was partially offset by a decrease in net loan servicing fees received in connection with the smaller portfolio of loans serviced for others included in loan fees and service charges and a decrease in income received in connection with reduced real estate owned activity included in other.
Non-Interest Expense. Non-interest expense decreased $7.0 million, or 4%, to $181.0 million during the fiscal year ended September 30, 2016 compared to $188.0 million for fiscal 2015. This decrease resulted primarily from lower real estate owned expense, marketing expenses, and other operating expenses partially offset by higher data processing expenses. The $3.9 million decrease in real estate owned expenses (which includes associated legal and maintenance expenses as well as gains (losses) on the disposal of properties) was driven in part by the decrease in real estate owned assets since September 30, 2015. The $2.9 million decrease in marketing expenditures can be attributed to the timing of media campaigns supporting our lending activities. Other operating expenses decreased $1.4 million, which consisted primarily of a $1.0 million decrease in professional services expenses, and a $0.6 million decrease in postage/courier fees partially offset by a $0.7 increase in expenses associated with originating loans. Salaries and employee benefits increased $0.6 million during the current fiscal year compared to the fiscal year ended September 30, 2015. This increase was primarily due to a $1.2 million increase in pension costs partially offset by a $0.6 million decrease in stock based compensation.
Income Tax Expense. The provision for income taxes was $41.8 million for the fiscal year ended September 30, 2016 compared to $36.8 million for the fiscal year ended September 30, 2015. The provision for fiscal year 2016 included $40.9 million of federal income tax provision and $932 thousand of state income tax provision. The provision for fiscal year ended September 30, 2015 included $36.7 million of federal income tax provision and $143 thousand of state income tax provision. The increase in state income tax between the current and prior fiscal years is reflective of the growth in our expansion states. Our federal effective tax rate increased to 33.7% during fiscal 2016 from 33.6% during fiscal year 2015. Our expected federal effective income tax rate is less than the federal statutory rate of 35.0%, primarily because of our ownership of bank owned life insurance contracts. Non-taxable income on bank owned insurance contracts was $7.4 million during fiscal 2016 and $7.3 million during fiscal 2015.
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
Interest income on loans increased $5.9 million, or 2%, to $369.3 million during fiscal 2015, compared to $363.4 million for the prior fiscal year. This increase was attributed to a $516.9 million increase in the average balance of loans to $10.95 billion in fiscal 2015 compared to $10.44 billion during the prior fiscal year as new loan production exceeded repayments and loan sales. The impact from the increase in the average balance of loans was partially offset by an 11 basis point decrease in the average yield on loans to 3.37% from 3.48% as historically low interest rates have kept the level of refinance activity relatively high resulting in new originations at lower rates compared to the rest of our portfolio. Additionally, both our “Smart Rate” adjustable-rate first mortgage loan and our 10-year, fixed-rate first mortgage loan originations for the fiscal year ended September 30, 2015, were originated at interest rates below rates offered on our traditional 15- and 30-year fixed-rate products and contributed to the lower average yield. During the fiscal year ended September 30, 2015, loan sales totaled $160.1 million while during the fiscal year ended September 30, 2014, loan sales totaled $76.0 million. No loan sales were made to private investors in fiscal years 2015 and 2014.
Interest income on interest-earning cash equivalents increased $1.6 million, or 267%, to $2.2 million during fiscal 2015 compared to $0.6 million for the prior fiscal year. The increase can be attributed to implementing a strategy that was employed during fiscal 2015, to increase income as discussed earlier in the paragraph describing the decrease in interest income on interest-earning cash equivalents included in the Interest and Dividend Income section of the Comparison of Operating Results for the Fiscal Years Ended September 30, 2016 and 2015. Additionally, as a result of the additional required investment in FHLB stock, dividend income on FHLB stock increased $0.9 million, or 60%, to $2.4 million during fiscal 2015, compared to $1.5 million during the prior fiscal year.
Interest Expense. Interest expense increased $10.1 million, or 10%, to $113.4 million for the fiscal year ended September 30, 2015 from $103.3 million for the 2014 fiscal year. The change resulted primarily from a $9.7 million increase in interest expense on borrowed funds combined with an increase in interest expense on CDs partially offset by modest decreases in interest expense on checking accounts and savings accounts.
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
Interest expense on borrowed funds increased $9.7 million, or 96%, to $19.8 million during fiscal 2015, compared to $10.1 million for fiscal 2014. The increase was attributed to a $1.3 billion increase in the average balance of borrowed funds to

$2.3 billion during fiscal 2015, from $974.6 million during fiscal 2014. Partially offsetting the impact of the increased volume in borrowed funds is a 17 basis point decrease in the average rate paid for these funds, to 0.86% from 1.03% for fiscal 2014. The increase in FHLB of Cincinnati borrowings and the lower average rate paid can be attributed to implementing the strategy to increase income, using lower cost overnight borrowings, discussed earlier. To better manage funding costs, longer term borrowed funds from the FHLB of Cincinnati were also used to fund mortgage loan originations and supplement the decrease in deposits.
Net Interest Income. Net interest income decreased $1.3 million, or less than 1%, to $270.1 million for the fiscal year ended September 30, 2015, compared to $271.4 million for the prior fiscal year. Average interest-earning assets increased during fiscal 2015, by $1.25 billion or 11% when compared to the prior fiscal year. However, due to a greater increase in average interest-bearing liabilities, average net interest-earning assets decreased $84.8 million, to $1.66 billion during fiscal 2015, from $1.75 billion during the prior fiscal year. The change in average assets can be attributed primarily to the implementation of the strategy to increase income discussed earlier and to a lesser extent, growth of our loan and investments portfolios. The net income strategy increased other interest-earning cash equivalents, while the change in average liabilities is due mainly to that same net income strategy and the growth of our loan and investments portfolios, but also to the funds required for our stock repurchase program and the payments of dividends on our common stock. The net income strategy serves to increase net income slightly but also negatively impacts the interest rate spread and net interest margin due to the increase in the average balance of low-yield, interest-earning cash equivalents. Our interest rate spread decreased 23 basis points to 2.03% during fiscal 2015, compared to 2.26% for the prior fiscal year. Our net interest margin decreased 25 basis points during fiscal 2015, to 2.17% compared to 2.42% for the prior fiscal year.
Provision for Loan Losses. Based on our evaluation we recorded a negative provision for loan losses of $3.0 million for the fiscal year ended September 30, 2015 and a provision of $19.0 million for the fiscal year ended September 30, 2014. The negative loan loss provision for fiscal 2015 reflected reduced levels of loan delinquencies and charge-offs and increased levels of recoveries of previously charged off loans, but we continued our awareness of the relative values of residential properties in comparison to their cyclical peaks as well as the uncertainty that persisted in the then current economic environment, which continued to challenge many of our loan customers. As delinquencies in the portfolio were resolved through pay-off, short sale or foreclosure, or management determined the collateral was not sufficient to satisfy the loan, uncollected balances were charged against the allowance for loan losses previously provided. The reduced level of net charge-offs during the 2015 fiscal year, $6.8 million as compared to $30.2 million during the fiscal year ended September 30, 2014 occurred throughout the entire loan portfolio. The net charge-offs of $30.2 million during fiscal 2014 included $5.3 million of loans charged-off due to a new practice, instituted in fiscal year 2014, of fully charging off loans that had not been resolved due to prolonged foreclosure proceedings and had remained delinquent for more than 1,500 days. In addition, Net charge-offs in fiscal year 2014 included $1.3 million in recoveries that were recorded during the March 2014 quarter, representing the cumulative one-time payment received as a result of PMIC increasing the cash percentage of the partial claim payment plan. See Note 5 to the Consolidated Financial Statements: LOANS AND ALLOWANCE FOR LOAN LOSSES for further discussion. Net charge-offs combined with the $3.0 million negative provision for loan losses recorded for fiscal 2015 resulted in a decrease in the balance of the allowance for loan losses. Net charge-offs of $30.2 million recorded for the fiscal year ended September 30, 2014 exceeded the loan loss provision of $19.0 million. The allowance for loan losses was $71.6 million, or 0.64% of the total recorded investment in loans receivable, at September 30, 2015, compared to $81.4 million, or 0.76% of the total recorded investment in loans receivable, at September 30, 2014. Balances of recorded investments are net of deferred fees and any applicable loans-in-process.
The total recorded investment in non-accrual loans decreased $28.7 million during the fiscal year ended September 30, 2015 compared to a $20.3 million decrease during the fiscal year ended September 30, 2014.
The recorded investment in non-accrual loans in our residential, Core portfolio decreased $17.1 million, or 22%, during fiscal 2015, to $62.3 million at September 30, 2015, compared to an $11.7 million decrease during the fiscal year ended September 30, 2014. At September 30, 2015, the recorded investment in our Core portfolio was $9.47 billion, compared to $8.82 billion at September 30, 2014. During fiscal 2015, Core portfolio net charge-offs were $1.5 million, as compared to net charge-offs of $13.5 million, which included $4.4 million of charge-offs related to loans delinquent more than 1,500 days and $0.9 million of recoveries related to the PMIC partial claim catch-up payment during the fiscal year ended September 30, 2014. The $62.3 million balance at September 30, 2015 included $33.9 million in TDRs which were current but included with non-accrual loans for a minimum period of six months from their restructuring date. The recorded investment in non-accrual loans in our residential, Home Today portfolio decreased $7.4 million, or 25% during fiscal 2015, to $22.6 million at September 30, 2015 compared to a $4.9 million decrease during the fiscal year ended September 30, 2014. At September 30, 2015, the recorded investment in our Home Today portfolio was $134.0 million, compared to $152.0 million at September 30, 2014. During fiscal 2015, Home Today net charge-offs were $1.9 million as compared to net charge-offs of $5.7 million, which included $0.9 million of charge-offs related to loans delinquent more than 1,500 days and $0.4 million of recoveries related to the PMIC partial claim catch-up payment during the fiscal year ended September 30, 2014. The $22.6 million balance in Home Today non-accrual loans at September 30, 2015, included $11.6 million in TDRs which were current but included with non-accrual loans for a minimum period of six months from their restructuring date.
The recorded investment in non-accrual home equity loans and lines of credit decreased $4.7 million, or 18%, during fiscal 2015, to $21.5 million at September 30, 2015 compared to a $3.8 million decrease during the fiscal year ended September 30, 2014. The recorded investment in our home equity loans and lines of credit portfolio at September 30, 2015, was $1.63 billion, compared to $1.70 billion at September 30, 2014. During fiscal 2015, home equity loans and lines of credit net charge-offs were $3.6 million as compared to net charge-offs of $11.0 million, of which there were no charge-offs related to loans delinquent more than 1,500 days, during the fiscal year ended September 30, 2014. We believe that non-performing home equity loans and lines of credit, on a relative basis, represent a higher level of credit risk than Core loans as these home equity loans and lines of credit generally hold subordinated lien positions. The seriously delinquent balances of home equity loans and lines of credit were $5.6 million, or less than 1%, of the home equity loans and lines of credit portfolio at September 30, 2015 compared to $9.0 million, or less than 1%, at September 30, 2014.
At September 30, 2015 and 2014, we believe we had recorded an allowance for loan losses that provided for all losses that were both probable and reasonable to estimate at September 30, 2015 and 2014.
Refer to Item 1. Business for additional discussion and disclosure related to our provisions for loan losses.
Non-Interest Income. Non-interest income increased $2.4 million, or 11%, to $24.3 million during the fiscal year ended September 30, 2015 compared to $21.9 million for the prior fiscal year mainly as a result of net gain on the sale of loans combined with an increase in bank owned life insurance contracts, partially offset by a decrease in loan fees and service charges. The increase in the net gain on sales of loans primarily reflected a higher volume of loan sales in the current fiscal year, $160.1 million during fiscal 2015, as compared to $76.0 million during the prior fiscal year. This increase was partially offset by a decrease in net loan servicing fees received in connection with the smaller portfolio of loans serviced for others.
Non-Interest Expense. Non-interest expense increased $12.5 million, or 7%, to $188.0 million for fiscal 2015 when compared to $175.5 million for fiscal 2014. This net increase resulted primarily from an increase in marketing services, higher salaries and employee benefits, office property and equipment, and federal insurance premiums partially offset by decreases in state franchise tax and other operating expenses. Marketing services increased $5.6 million, or 40%, to $19.9 million during fiscal 2015 compared to $14.3 million during the prior fiscal year as a result of expenditures incurred in support of our lending activities. Salaries and employee benefits increased $5.3 million, or 6%, to $95.6 million for the fiscal year ended September 30, 2015, compared to $90.3 million for the prior fiscal year. This increase was primarily due to a $3.0 million increase in associate compensation costs, a $1.6 million increase in expenses related to the ESOP and stock-based compensation incurred as the market price of the Company's common stock rose, and a $1.1 million increase in compensation costs related to health insurance partially offset by a $0.7 million decrease in expenses related to the pension plan.
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
While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Association’s Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We generally seek to maintain a minimum liquidity ratio of 5% (which we compute as the sum of cash and cash equivalents plus unencumbered investment securities for which ready markets exist, divided by total assets). For the year ended September 30, 2016, our liquidity ratio averaged 5.53%. We believe that we had sufficient sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2016.
We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities and the objectives of our asset/liability management program. Excess liquid assets are generally invested in interest-earning deposits and short- and intermediate-term securities.
Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2016, cash and cash equivalents totaled $231.2 million which represented an increase of 49% from September 30, 2015.
Investment securities classified as available-for-sale, which provide additional sources of liquidity, totaled $517.9 million at September 30, 2016.
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

•
in May 2013, the Association adopted the loan origination process changes required by Fannie Mae. These loan origination process changes are applied to a portion of the Associations fixed-rate loan originations. Subsequent to the Association's November 15, 2013 reinstatement as an approved seller by Fannie Mae, the Association is able to securitize and sell those loans that are originated using the Fannie Mae compliant procedures, in the secondary market.

During the year ended September 30, 2016, loan sales to Fannie Mae totaled $170.3 million, which included $15.6 million of loans that qualified under Fannie Mae's HARP II initiative. Loans originated under the HARP II initiative are classified as “held for sale” at origination. Loans originated under non-HARP II Fannie Mae compliant procedures are classified as “held for investment” until they are specifically identified for sale.
In addition to the loan sales to Fannie Mae, during the year ended September 30, 2016, loan sales to the FHLB of Cincinnati, under their Mortgage Purchase Program, totaled $30.0 million. Loans that qualify under the FHLB Mortgage Purchase Program are classified as “held for investment” until they are specifically identified for sale.
At September 30, 2016, $4.7 million of long-term, fixed-rate residential first mortgage loans were classified as “held for sale,” all of which qualified under Fannie Mae's HARP II initiative. There were no loan sale commitments outstanding at September 30, 2016.
Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in the Consolidated Financial Statements.
At September 30, 2016, we had $745.0 million in loan commitments outstanding. In addition to commitments to originate loans, we had $1.25 billion in undisbursed home equity lines of credit to borrowers. CDs due within one year of September 30, 2016 totaled $2.67 billion, or 32.0% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, sales of investment securities, other deposit products, including new CDs, brokered CDs, FHLB advances, borrowings from the FRB-Cleveland Discount Window or other collateralized borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the CDs due on or before September 30, 2017. We believe, however, based on past experience, that a significant portion of such deposits will remain with us. Generally, we have the ability to attract and retain deposits by adjusting the interest rates offered.
Our primary investing activities are originating residential mortgage loans and purchasing investments. During the year ended September 30, 2016, we originated $2.59 billion of residential mortgage loans, and during the year ended September 30, 2015, we originated $2.34 billion of residential mortgage loans. We purchased $95.2 million of securities during the year ended September 30, 2016, and $171.1 million during the year ended September 30, 2015.

Financing activities consist primarily of changes in deposit accounts, changes in the balances of principal and interest owed on loans serviced for others, FHLB advances and borrowings from the FRB-Cleveland Discount Window. We experienced a net increase in total deposits of $45.5 million during the year ended September 30, 2016, which reflected the active management of the offered rates on maturing CDs, compared to a net decrease of $368.0 million during the year ended September 30, 2015. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. The net increase in total deposits during the year ended September 30, 2016, included a $19.7 million increase in the balance of brokered CDs, to $539.8 million, from $520.1 million at September 30, 2015. During the year ended September 30, 2015 the balance of brokered CDs increased by $163.4 million. Principal and interest owed on loans serviced for others experienced a net decrease of $0.1 million to $49.4 million during the year ended September 30, 2016 compared to a net decrease of $5.2 million to $49.5 million during the year ended September 30, 2015. During the year ended September 30, 2016, we increased our advances from the FHLB of Cincinnati by $550.2 million, as we funded new loan originations and actively managed our liquidity ratio. During the year ended September 30, 2015, our advances from the FHLB of Cincinnati increased by $1.03 billion.
Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of Cincinnati and the FRB-Cleveland Discount Window, each of which provides an additional source of funds. Additionally, in evaluating funding alternatives, we may participate in the brokered CDs market. At September 30, 2016 we had 2.72 billion of FHLB of Cincinnati advances and no outstanding borrowings from the FRB-Cleveland Discount Window. Additionally, at September 30, 2016 we had $539.8 million of brokered CDs. During the year ended September 30, 2016, we had average outstanding advances from the FHLB of Cincinnati of $2.28 billion as compared to average outstanding advances of $2.31 billion during the year ended September 30, 2015. At September 30, 2016 we had the ability to immediately borrow an additional $32.5 million from the FHLB of Cincinnati and $90.5 million from the FRB-Cleveland Discount Window. From the perspective of collateral value securing FHLB of Cincinnati advances, our capacity limit for additional borrowings beyond the immediately available limits at September 30, 2016 was $5.52 billion, subject to satisfaction of the FHLB of Cincinnati common stock ownership requirement. To satisfy the common stock ownership requirement, we would have to increase our ownership of FHLB of Cincinnati common stock by an additional $110.3 million.
The Association and the Company are subject to various regulatory capital requirements, including a risk-based capital measure. The Basel III capital framework for U.S. banking organizations ("Basel III Rules") includes both a revised definition of capital and guidelines for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. In July 2013, the OCC and the other federal bank regulatory agencies issued a final rule that, effective January 1, 2015 for the standardized approach, revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the DFA and revised the definition of assets used in the Tier 1 (leverage) capital ratio from adjusted tangible assets (a measurement computed based on quarter-end asset balances) to net average assets (a measurement computed based on the average of daily asset balances during the quarter). Among other things, the rule established a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets) and increased the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets). The final rule also requires unrealized gains and losses on certain "available-for-sale" security holdings and change in defined benefit plan to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised. The Association exercised its one time opt-out election with the filing of its March 31, 2015 regulatory call report. The rule limits a banking organization's capital distributions and certain discretionary bonus payments if the banking organization does not hold a "capital conservation buffer" consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective. Effective January 1, 2015, the Association implemented the new capital requirements for the standardized approach to the Basel III Rules, subject to transitional provisions extending through the end of 2018. The final rule also implemented consolidated capital requirements for savings and loan holding companies effective January 1, 2015.
As of September 30, 2016, the Association exceeded all regulatory capital requirements to be considered "Well Capitalized".
On April 1, 2014, the FRS terminated a regulatory action initially entered into in 2010 that had placed restrictions on the Company's ability to pay any cash dividend or repurchase any of its equity stock. During the quarter ended December 31, 2013, the Company, after receiving the non-objection of its current regulator, completed the repurchase of 2,156,250 shares of its common stock, which remained outstanding in its fourth stock repurchase program that was announced in March 2009. The fifth stock repurchase program, for 5,000,000 shares, was announced on April 4, 2014 and completed September 17, 2014. The sixth stock repurchase program for 10,000,000 shares was announced on September 9, 2014 and completed August 3, 2015.

The seventh stock repurchase program for 10,000,000 shares was announced on July 30, 2015 and began on August 4, 2015. There were 9,100,500 shares repurchased under the seventh authorized program between its start date and September 30, 2016. On October 27, 2016, the Company announced that the Board of Directors approved the Company’s eighth stock repurchase program, covering 10,000,000 shares.
In addition to the operational liquidity considerations described above, which are primarily those of the Association, the Company, as a separate legal entity, also monitors and manages its own, parent company-only liquidity which provides the source of funds necessary to support all of the parent company's stand-alone operations, including its capital distribution strategies which encompass its share repurchase and dividend payment programs. The Company's primary source of liquidity is dividends received from the Association. The amount of dividends that the Association may declare and pay to the Company in any calendar year, without the receipt of prior approval from the OCC but with prior notice to the FRB-Cleveland, cannot exceed net income for the current calendar year-to-date period plus retained net income (as defined) for the preceding two calendar years, reduced by prior dividend payments made during those periods. During the year ended September 30, 2016 the Company received an earnings-based $60.0 million dividend from the Association and repurchased $128.4 million of common stock. On July 26, 2016, Third Federal Savings, MHC received the approval of its members (depositors and certain loan customers of the Association) with respect to the waiver of dividends, and subsequently received the non-objection of the FRB-Cleveland, to waive receipt of dividends on the Company’s common stock the MHC owns up to a total of $0.50 per share during the four quarterly periods ending June 30, 2017. Third Federal Savings, MHC waived its right to receive a $0.125 per share dividend payment on September 19, 2016. Third Federal Savings, MHC previously received the approval of its members at a August 5, 2015 meeting to waive receipt of dividends up to $0.40 per share during the four quarterly periods ending June 30, 2016 and the approval of its members at a July 31, 2014 meeting to waive receipt of dividends up to $0.28 per share during the four quarterly periods ending June 30, 2015. As a result of the 2015 and 2014 approvals, Third Federal Savings, MHC previously waived its right to receive four separate $0.10 per share dividend payments during the four quarterly periods ending June 30, 2016 and four separate $0.07 per share dividend payments during the four quarterly periods ending June 30, 2015. During the year ended September 30, 2016, common stock dividends paid by the Company totaled $23.4 million.
Additionally, the Association paid a special dividend of $150 million to the Company in the fiscal year ended September 30, 2016. This amount was equal to the voluntary contribution of capital that the Company made to the Association in October 2010. Because of their intercompany nature, dividend payments from the Association to the Company have no impact on the Company's capital ratios or its consolidated statement of condition but reduce the Association's reported capital ratios. At September 30, 2016, the Company had, in the form of cash and a demand loan from the Association, $93.5 million of funds readily available to support its stand-alone operations.
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

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at September 30, 2016. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments due by period
Contractual Obligations	Less than One year		One to Three years	Three to Five years	More than Five years	Total
	(In thousands)
FHLB advances(1)(2)	$1,652,561		$688,957	$331,523	$45,754	$2,718,795
Operating leases	6,338		10,654	6,477	6,767	30,236
Certificates of deposit(1)	2,671,863		2,212,732	804,001	132,934	5,821,530
Limited partner investments	11,541		—	—	—	11,541
Total	$4,342,303		$2,912,343	$1,142,001	$185,455	$8,582,102
Commitments to extend credit	$2,149,617	(3)	$—	$—	$—	$2,149,617
______________________

(1)	Includes accrued interest payable, computed on an actual days outstanding basis, at September 30, 2016.

(2)	Reflect the net impact of deferred penalties discussed in Note 10. Borrowed Funds.

(3)	Includes the unused portion (including commitments for accounts suspended as a result of material default or a decline in equity) of home equity lines of credit of $1.37 billion.
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
Refer to Note 21. Recent Accounting Pronouncements for pending and adopted accounting guidance.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
General. The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk has historically been interest rate risk. In general, our assets, consisting primarily of mortgage loans, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and limit the exposure of our net interest income to changes in market interest rates. Accordingly, our Board of Directors has established risk parameter limits deemed appropriate given our business strategy, operating environment, capital, liquidity and performance objectives. Additionally, our Board of Directors has authorized the formation of an Asset/Liability Management Committee comprised of key operating personnel, which is responsible for managing this risk in a matter that is consistent with the guidelines and risk limits approved by the Board of Directors. Further, the Board has established the Directors Risk Committee, which, among other responsibilities, conducts regular oversight and review of the guidelines, policies and deliberations of the Asset/Liability Management Committee. We have sought to manage our interest rate risk in order to control the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset-liability management, we use the following strategies to manage our interest rate risk:

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

During the fiscal year ended September 30, 2016, $170.3 million of agency-compliant, long-term, fixed-rate mortgage loans were sold to FNMA, and $30.0 million of long-term, fixed-rate mortgage loans originated under our legacy (not fully agency-compliant) origination channel, were sold to the FHLB of Cincinnati, on a servicing retained basis. At September 30, 2016, $4.7 million of agency-compliant, long-term, fixed-rate residential first mortgage loans were classified as “held for sale”. Of the agency-compliant loan sales during fiscal 2016, $15.6 million was comprised of long-term, (15 to 30 years), fixed-rate first mortgage loans which were sold under Fannie Mae's HARP II program, and $154.6 million was comprised of long-term (15 to 30 years), fixed-rate first mortgage loans which had been originated under our revised procedures and were sold to Fannie Mae under our re-instated seller contract, as described in the next paragraph. The loans that were sold to the FHLB of Cincinnati were sold under the FHLB's Mortgage Purchase Program. Loans that qualify under the FHLB Mortgage Purchase Program are classified as “held for investment” until they are specifically identified for sale. At September 30, 2016, we had no outstanding loan sales commitments.
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
In response to impact that the 2008 financial crisis had on housing and more particularly on the operation of the secondary mortgage market,we have actively marketed an adjustable-rate mortgage loan product since 2010 and a 10-year fixed-rate mortgage loan product since 2012. Each of these products provides us with improved interest rate risk characteristics when compared to longer-term, fixed-rate mortgage loans. Shortening the average maturity of our interest-earning assets by increasing our investments in shorter-term loans and investments, as well as loans and investments with variable rates of interest, helps to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our net interest income to changes in market interest rates. By following these strategies, we believe that we are better positioned to react to increases in market interest rates.
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
During the fiscal year ended September 30, 2016, the Association entered into its first interest rate swap agreements in over ten years. Each of the Association's swap agreements is registered on the Chicago Mercantile Exchange and involves the exchange of interest payment amounts based on a notional principal balance. No exchange of principal amounts occurs and the notional principal amount does not appear on our balance sheet. The Association uses swaps to extend the duration of its funding sources. In each of the Association's agreements, interest paid is based on a fixed rate of interest throughout the term of each agreement while interest received is based on an interest rate that resets at a specified interval (generally three months) throughout the term of each agreement. On the initiation date of the swap, the agreed upon exchange interest rates reflect market conditions at that point in time. Swaps generally require counterparty collateral pledges that ensure the counterparties' ability to comply with the conditions of the agreement. The notional amount of the Association's swap portfolio at September 30, 2016 was $600.0 million. The swap portfolio's weighted average fixed pay rate was 1.21% and the weighted average remaining term was 4.5 years. Concurrent with the execution of each swap, the Association entered into a short-term borrowing from the FHLB of Cincinnati in an amount equal to the notional amount of the swap and with interest rate resets aligned with the reset interval of the swap. For $450.0 million of our outstanding swaps, the borrowing proceeds represented new monies which were generally used to fund loans and investment securities. Swaps totaling $150.0 million were contracted to restructure existing longer-term FHLB borrowings. These restructuring transactions lowered our effective cost of funding but did not involve the receipt of new monies. Each individual swap agreement has been designated as a cash flow hedge of interest rate risk associated with the Company's variable rate borrowings from the FHLB of Cincinnati.
Economic Value of Equity. Using customized modeling software, the Association prepares periodic estimates of the amounts by which the net present value of its cash flows from assets, liabilities and off-balance sheet items (the institution’s economic value of equity or EVE) would change in the event of a range of assumed changes in market interest rates. The simulation model uses a discounted cash flow analysis and an option-based pricing approach in measuring the interest rate sensitivity of EVE. The model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumption that instantaneous changes (measured in basis points) occur at all maturities along the United States Treasury yield curve and other relevant market interest rates. A basis point equals one, one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 2% to 3% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. The model is tailored specifically to our organization, which, we believe, improves its predictive accuracy. The following table presents the estimated changes in the Association’s EVE at September 30, 2016 that would result from the indicated instantaneous changes in the United States Treasury yield curve and other relevant market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Change in Interest Rates (basis points) (1)	Estimated EVE (2)	Estimated Increase (Decrease) in EVE		EVE as a Percentage of Present Value of Assets (3)
				EVE Ratio (4)	Increase (Decrease) (basis points)
		Amount	Percent
	(Dollars in thousands)
+300	$1,494,137	$(508,894)	(25.41)%	12.26%	(272)
+200	1,731,521	(271,510)	(13.55)%	13.72%	(126)
+100	1,917,990	(85,041)	(4.25)%	14.72%	(26)
0	2,003,031	—	—%	14.98%	—
-100	1,935,869	(67,162)	(3.35)%	14.24%	(74)
_________________

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	EVE Ratio represents EVE divided by the present value of assets.
The table above indicates that at September 30, 2016, in the event of an increase of 200 basis points in all interest rates, the Association would experience a 13.55% decrease in EVE. In the event of a 100 basis point decrease in interest rates, the Association would experience a 3.35% decrease in EVE.
The following table is based on the calculations contained in the previous table, and sets forth the change in the EVE at a +200 basis point rate of shock at September 30, 2016, with comparative information as of September 30, 2015. By regulation, the Association must measure and manage its interest rate risk for interest rate shocks relative to established risk tolerances in EVE.

	At September 30,
Risk Measure (+200 bp Rate Shock)	2016	2015
Pre-Shock EVE Ratio	14.98%	17.37%
Post-Shock EVE Ratio	13.72%	15.86%
Sensitivity Measure in basis points	(126)	(151)
Percentage Change in EVE Ratio	(13.55)%	(14.61)%
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
Accordingly, although the EVE tables provide an indication of our interest rate risk exposure as of the indicated dates, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our EVE and will differ from actual results. The impact of four items resulted in the net 1.06% improvement in the Percentage Change in EVE measure at September 30, 2016, when compared to the measure at September 30, 2015. While our core business activities, which primarily sought to originate Smart Rate (adjustable) and 10-year fixed-rate loans funded by borrowings from the FHLB and intermediate term CDs (including brokered CDs), had a negative impact on our Percentage Change in EVE of (5.76)%, the most significant factor contributing to the overall improvement was the change in market interest rates. Since September 30, 2015, the change in market interest rates ranged from an increase of 13 basis points for the two year term to a decrease of 21 basis points for the five-year term and a decrease of 45 basis points for the ten-year term. The changes in market interest rates resulted in an improvement of 5.96% in the Percentage Change in EVE. Partially offsetting the beneficial impact of the changes in market interest rates was the impact of the $60 million and $150 million cash dividends that the Association paid to the Company in the current fiscal year. Because of its intercompany nature, these payments had no impact on the Company's capital position, or the Company's overall IRR profile but reduced the Association's regulatory capital and regulatory capital ratios and negatively impacted the Association's Percentage Change in EVE by approximately 1.70%. Additionally, numerous modifications and enhancements to our modeling assumptions and methodologies, which are continually challenged and evaluated, have been implemented and, on a net basis, positively impacted the Association's Percentage Change in EVE by 2.56%. These changes primarily impacted the estimated timing of cash flows related to our Smart Rate portfolio of adjustable rate, first mortgage loans, and attempt to more closely align the model’s projections with our historical experience for those products. The IRR simulation results presented above were in line with management's expectations and were within the risk limits established by our Board of Directors.
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
Earnings at Risk. In addition to EVE calculations, we use our simulation model to analyze the sensitivity of our net interest income to changes in interest rates (the institution’s EaR). Net interest income is the difference between the interest income that we earn on our interest-earning assets, such as loans and securities, and the interest that we pay on our interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what our net interest income would be for prospective 12 and 24 month periods using customized (based on our portfolio characteristics) assumptions with respect to loan prepayment rates, default rates and deposit decay rates, and the implied forward yield curve as of the market date for assumptions as to projected interest rates. We then calculate what the net interest income would be for the same period in the event of instantaneous changes in market interest rates. The simulation process is subject to continual enhancement, modification, refinement and adaptation in order that it might most accurately reflect our current circumstances, factors and expectations. As of September 30, 2016, we estimated that our EaR for the 12 months ending September 30, 2017 would decrease by 2.60% in the event of an instantaneous 200 basis point increase in market interest rates. As is the case with any model that projects future results, the further into the future that the model extends, the less precise/reliable the results become. With that in mind, as of September 30, 2016, we estimated that our EaR for the 12 month period ending September 30, 2018, would decrease by 4.14% in the event of an instantaneous 200 basis point increase in market interest rates. At September 30, 2016, the IRR simulations results were in line with management's expectations and were within the risk limits established by our Board of Directors.
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
EVE is considered as a point in time calculation with a "liquidation" view of the Association where all the cash flows (including interest, principal and prepayments) are modeled and discounted using discount factors derived from the current market yield curves. It provides a long term view and helps to define changes in equity and duration as a result of changes in interest rates. On the other hand, EaR is based on balance sheet projections going one year and two year forward and assumes new business volume and pricing to calculate net interest income under different interest rate environments. EaR is calculated to determine the sensitivity of net interest income under different interest rate scenarios. With each of these models specific policy limits have been established that are compared with the actual month end results. These limits have been approved by the Association's Board of Directors and are used as benchmarks to evaluate and moderate interest rate risk. In the event that there is a breach of policy limits, management is responsible for taking such action, similar to those described under the preceding heading of General, as may be necessary in order to return the Association's interest rate risk profile to a position that is in compliance with the policy. At September 30, 2016 the IRR profile as disclosed above was within our internal limits.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2016. In making this assessment, the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) was utilized. Based on this assessment, management believes that, as of September 30, 2016, the Company’s internal control over financial reporting is effective at the reasonable assurance level.
The Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting.
The Sarbanes-Oxley Act Section 302 Certifications have been filed as Exhibit 31.1 and Exhibit 31.2 to this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
TFS Financial Corporation
Cleveland, OH

We have audited the internal control over financial reporting of TFS Financial Corporation and subsidiaries (the "Company") as of September 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report Regarding Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 30, 2016 of the Company and our report dated November 23, 2016, expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Cleveland, OH
November 23, 2016

Item 9B.	Other Information
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Incorporated by reference from the Notice of Annual Meeting and Proxy Statement for the 2017 Annual Meeting of Shareholders (the “Proxy Statement”) sections entitled “Proposal One: Election of Directors,” “Executive Compensation,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance.” Such information will be filed with the SEC no later than 120 days after the end of the fiscal year covered by this report.
The table below sets forth information, as of September 30, 2016, regarding our executive officers other than Mr. Stefanski and Ms. Weil.

Name	Title	Age
Judith Z. Adam	Chief Risk Officer	61
David S. Huffman	Chief Financial Officer and Secretary	64
Paul J. Huml	Chief Accounting Officer Chief Operating Officer, the Company	57
Anna Maria P. Motta	Chief Information Officer, the Association	57
Cathy W. Zbanek	Chief Marketing and Human Resources Officer, the Association	43
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
David S. Huffman joined the Association in 1993, and has served as its Chief Financial Officer since 2000. He has also served as Chief Financial Officer of the Company since 2004 and as Secretary since 2011. Mr. Huffman has more than 30 years of experience in the financial institutions industry, including serving as Chief Financial Officer of First American Savings Bank of Canton, Ohio, from 1989 to 1993.
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
The following table provides information as of September 30, 2016 regarding our 2008 Equity Incentive Plan that was approved by shareholders on May 29, 2008:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Rights and Warrants	Weighted-Average Exercise Price of Outstanding Options, Rights and Warrants		Number of Shares Remaining Available for Future Issuance Under the Plan
Equity Compensation Plans
Approved by Stockholders	6,146,114	$10.19	(1)	11,371,924
Equity Compensation Plans
Not Approved by Stockholders	N/A	N/A		N/A
Total	6,146,114	$10.19	(1)	11,371,924
 ______________________

(1)
Weighted-Average Exercise Price of Outstanding Options, Rights and Warrants is calculated using 1,184,357 shares of restricted stock awards at $0.00 and 4,961,757 shares of stock option awards at $12.62.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)(1) Financial Statements
The following documents are filed as part of this Annual Report on Form 10-K:

a.	The consolidated financial statements of TFS Financial Corporation and subsidiaries contained in Part II, Item 8 of this Annual Report on Form 10-K:

•	Consolidated Statements of Condition as of September 30, 2016 and 2015;

•	Consolidated Statements of Income for the years ended September 30, 2016, 2015 and 2014;

•	Consolidated Statements of Comprehensive Income for the years ended September 30, 2016, 2015 and 2014;

•	Consolidated Statements of Shareholders' Equity for the years ended September 30, 2016, 2015 and 2014,

•	Consolidated Statements of Cash Flows for the years ended September 30, 2016, 2015 and 2014; and

•	Notes to the Consolidated Financial Statements
b. The exhibits listed in the Exhibits Index beginning on Page 133 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
TFS Financial Corporation
Cleveland, OH

We have audited the accompanying consolidated statements of condition of TFS Financial Corporation and subsidiaries (the "Company") as of September 30, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TFS Financial Corporation and subsidiaries as of September 30, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 30, 2016, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 23, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Cleveland, OH
November 23, 2016

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION
As of September 30, 2016 and 2015
(In thousands, except share data)

	2016	2015
ASSETS
Cash and due from banks	$27,914	$22,428
Other interest-earning cash equivalents	203,325	132,941
Cash and cash equivalents	231,239	155,369
Investment securities available for sale (amortized cost $517,228 and $582,091, respectively)	517,866	585,053
Mortgage loans held for sale, at lower of cost or market (none measured at fair value)	4,686	116
Loans held for investment, net:
Mortgage loans	11,748,099	11,245,557
Other loans	3,116	3,468
Deferred loan expenses, net	19,384	10,112
Allowance for loan losses	(61,795)	(71,554)
Loans, net	11,708,804	11,187,583
Mortgage loan servicing assets, net	8,852	9,988
Federal Home Loan Bank stock, at cost	69,853	69,470
Real estate owned, net	6,803	17,492
Premises, equipment, and software, net	61,003	57,187
Accrued interest receivable	32,818	32,490
Bank owned life insurance contracts	200,144	195,861
Other assets	63,994	58,277
TOTAL ASSETS	$12,906,062	$12,368,886
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$8,331,368	$8,285,858
Borrowed funds	2,718,795	2,168,627
Borrowers’ advances for insurance and taxes	92,313	86,292
Principal, interest, and related escrow owed on loans serviced	49,401	49,493
Accrued expenses and other liabilities	53,727	49,246
Total liabilities	11,245,604	10,639,516
Commitments and contingent liabilities
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 332,318,750 shares issued; 284,219,019 and 290,882,379 outstanding at September 30, 2016 and September 30, 2015, respectively	3,323	3,323
Paid-in capital	1,716,818	1,707,629
Treasury stock, at cost; 48,099,731 and 41,436,371 shares at September 30, 2016 and September 30, 2015, respectively	(681,569)	(548,557)
Unallocated ESOP shares	(57,418)	(61,751)
Retained earnings—substantially restricted	698,930	641,791
Accumulated other comprehensive loss	(19,626)	(13,065)
Total shareholders’ equity	1,660,458	1,729,370
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,906,062	$12,368,886
See accompanying notes to consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For each of the three years in the period ended September 30, 2016
(In thousands, except share and per share data)

	2016	2015	2014
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$375,624	$369,302	$363,409
Investment securities available for sale	9,390	9,571	9,212
Other interest and dividend earning assets	3,427	4,604	2,063
Total interest and dividend income	388,441	383,477	374,684
INTEREST EXPENSE:
Deposits	90,000	93,526	93,178
Borrowed funds	28,026	19,824	10,073
Total interest expense	118,026	113,350	103,251
NET INTEREST INCOME	270,415	270,127	271,433
PROVISION FOR LOAN LOSSES	(8,000)	(3,000)	19,000
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	278,415	273,127	252,433
NON-INTEREST INCOME:
Fees and service charges, net of amortization	7,423	7,972	9,266
Net gain on the sale of loans	6,161	4,519	2,031
Increase in and death benefits from bank owned life insurance contracts	7,409	7,324	6,439
Other	3,959	4,445	4,164
Total non-interest income	24,952	24,260	21,900
NON-INTEREST EXPENSE:
Salaries and employee benefits	96,281	95,638	90,333
Marketing services	16,956	19,904	14,256
Office property, equipment, and software	23,862	22,048	20,694
Federal insurance premium and assessments	10,377	11,135	9,911
State franchise tax	5,459	5,914	6,503
Real estate owned expense, net	5,772	9,705	9,337
Other operating expenses	22,297	23,648	24,442
Total non-interest expense	181,004	187,992	175,476
INCOME BEFORE INCOME TAXES	122,363	109,395	98,857
INCOME TAX EXPENSE	41,810	36,804	32,966
NET INCOME	$80,553	$72,591	$65,891
Earnings per share—basic and diluted	$0.28	$0.25	$0.22
Weighted average shares outstanding
Basic	281,566,648	289,935,861	298,974,062
Diluted	283,785,713	292,210,417	300,556,767
See accompanying notes to consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For each of the three years in the period ended September 30, 2016
(In thousands)

	2016	2015	2014
Net income	$80,553	$72,591	$65,891
Other comprehensive income (loss), net of tax:
Net change in unrealized gain (loss) on securities available for sale	(1,510)	3,018	1,044
Net change in cash flow hedges	(1,371)	—	—
Change in pension obligation	(3,680)	(5,291)	(3,232)
Total other comprehensive loss	(6,561)	(2,273)	(2,188)
Total comprehensive income	$73,992	$70,318	$63,703
See accompanying notes to consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For each of the three years in the period ended September 30, 2016
(In thousands, except share and per share data)

	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at September 30, 2013	$3,323	1,696,370	(278,215)	(70,418)	529,021	(8,604)	$1,871,477
Comprehensive income
Net income	—	—	—	—	65,891	—	65,891
Other comprehensive loss, net of tax	—	—	—	—	—	(2,188)	(2,188)
ESOP shares allocated or committed to be released	—	1,221	—	4,334	—	—	5,555
Compensation costs for stock-based plans	—	6,862	—	—	—	—	6,862
Purchase of treasury stock (7,770,300 shares)	—	—	(103,085)	—	—	—	(103,085)
Excess tax benefit from stock-based compensation	—	91	—	—	—	—	91
Treasury stock allocated to restricted stock plan	—	(2,103)	2,191	—	(348)	—	(260)
Dividends paid to common shareholders ($0.07 per common share)	—	—	—	—	(4,886)	—	(4,886)
Balance at September 30, 2014	$3,323	1,702,441	(379,109)	(66,084)	589,678	(10,792)	$1,839,457
Comprehensive income
Net income	—	—	—	—	72,591	—	72,591
Other comprehensive loss, net of tax	—	—	—	—	—	(2,273)	(2,273)
ESOP shares allocated or committed to be released	—	2,284	—	4,333	—	—	6,617
Compensation costs for stock-based plans	—	7,363	—	—	—	—	7,363
Excess tax benefit from stock-based compensation	—	1,582	—	—	—	—	1,582
Purchase of treasury stock (11,275,950 shares)	—	—	(172,366)	—	—		(172,366)
Treasury stock allocated to restricted stock plan	—	(6,041)	2,918	—	(988)	—	(4,111)
Dividends paid to common shareholders ($0.31 per common share)	—	—	—	—	(19,490)	—	(19,490)
Balance at September 30, 2015	$3,323	1,707,629	(548,557)	(61,751)	641,791	(13,065)	$1,729,370
Comprehensive income
Net income	—	—	—	—	80,553	—	80,553
Other comprehensive loss, net of tax	—	—	—	—	—	(6,561)	(6,561)
ESOP shares allocated or committed to be released	—	3,380	—	4,333	—	—	7,713
Compensation costs for stock-based plans	—	5,723	—	—	—	—	5,723
Excess tax benefit from stock-based compensation	—	3,198	—	—	—	—	3,198
Purchase of treasury stock (7,210,500 shares)	—	—	(128,427)	—	—	—	(128,427)
Treasury stock allocated to restricted stock plan	—	(3,112)	(4,585)	—	—	—	(7,697)
Dividends paid to common shareholders ($0.425 per common share)	—	—	—	—	(23,414)	—	(23,414)
Balance at September 30, 2016	$3,323	1,716,818	(681,569)	(57,418)	698,930	(19,626)	$1,660,458
See accompanying notes to consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For each of the three years in the period ended September 30, 2016
(In thousands)

	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$80,553	$72,591	$65,891
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	13,436	13,980	12,157
Depreciation and amortization	19,369	17,453	13,285
Deferred income taxes	11,099	9,185	9,659
Provision for loan losses	(8,000)	(3,000)	19,000
Net gain on the sale of loans	(6,161)	(4,519)	(2,031)
Net gain on the sale of securities	—	—	(276)
Other net increase	613	2,962	2,529
Principal repayments on and proceeds from sales of loans held for sale	16,285	27,815	27,475
Loans originated for sale	(20,466)	(27,011)	(27,907)
Increase in and death benefits for bank owned life insurance contracts	(4,854)	(6,491)	(6,449)
Net increase in interest receivable and other assets	(13,087)	(2,173)	(2,392)
Net (decrease) increase in accrued expenses and other liabilities	(4,128)	1,014	(7,537)
Other	255	296	104
Net cash provided by operating activities	84,914	102,102	103,508
CASH FLOWS FROM INVESTING ACTIVITIES:
Loans originated	(3,024,260)	(2,760,277)	(2,425,032)
Principal repayments on loans	2,310,358	2,052,276	1,783,108
Proceeds from sales, principal repayments and maturities of:
Securities available for sale	154,520	153,945	157,389
Proceeds from sale of:
Loans	186,705	133,456	48,564
Real estate owned	22,400	25,134	25,738
Purchases of:
FHLB Stock	(383)	(29,059)	(4,791)
Securities available for sale	(95,176)	(171,125)	(250,832)
Premises and equipment	(9,125)	(5,522)	(2,816)
Other	584	784	25
Net cash used in investing activities	(454,377)	(600,388)	(668,647)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	45,510	(368,020)	189,379
Net increase in borrowers' advances for insurance and taxes	6,021	10,026	4,878
Net decrease in principal and interest owed on loans serviced	(92)	(5,177)	(21,075)
Net increase (decrease) in short-term borrowed funds	696,227	444,830	(5,430)
Proceeds from long-term borrowed funds	40,290	600,294	450,000
Repayment of long-term borrowed funds	(186,349)	(15,136)	(51,048)
Purchase of treasury shares	(128,361)	(172,546)	(101,363)
Excess tax benefit related to stock-based compensation	3,198	1,582	91
Acquisition of treasury shares through net settlement	(7,697)	(4,111)	—
Dividends paid to common shareholders	(23,414)	(19,490)	(4,886)
Net cash provided by financing activities	445,333	472,252	460,546
NET INCREASE (DECREASE) CASH AND CASH EQUIVALENTS	75,870	(26,034)	(104,593)
CASH AND CASH EQUIVALENTS—Beginning of year	155,369	181,403	285,996
CASH AND CASH EQUIVALENTS—End of year	$231,239	$155,369	$181,403
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest on deposits	$89,947	$93,093	$92,143
Cash paid for interest on borrowed funds	26,421	18,994	9,503
Cash paid for income taxes	31,815	22,533	25,100
SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to real estate owned	12,134	23,761	27,000
Transfer of loans from held for investment to held for sale	183,178	127,066	48,088
Treasury stock issued for stock benefit plans	3,112	7,041	—
See accompanying notes to consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the years ended September 30, 2016, 2015, and 2014
(Dollars in thousands unless otherwise indicated)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business—TFS Financial Corporation, a federally chartered stock holding company, conducts its principal activities through its wholly owned subsidiaries. The principal line of business of the Company is retail consumer banking, including mortgage lending, deposit gathering, and other insignificant financial services. Third Federal Savings and Loan Association of Cleveland, MHC, its federally chartered mutual holding company parent, owned 79.91% of the outstanding shares of common stock of the Company at September 30, 2016.
The Company’s primary operating subsidiaries include the Association and Third Capital, Inc. The Association is a federal savings association, which provides retail loan and savings products to its customers in Ohio and Florida, through its 38 full-service branches, eight loan production offices, customer service call center and internet site. The Association also provides savings products, purchase mortgages, first mortgage refinance loans, home equity lines of credit, and home equity loans in states outside of its branch footprint. Third Capital, Inc. was formed to hold non-thrift investments and subsidiaries, which include a limited liability company that acquires and manages commercial real estate.
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
Mortgage Banking Activity—Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Mortgage loans included in pending agency contracts to sell and securitize loans are carried at fair value. Fair value is based on quoted secondary market pricing for loan portfolios with similar characteristics and includes consideration of deferred fees (costs). Net unrealized losses or net unrealized gains on loans carried at fair value, are recognized in a valuation allowance by charges to income.
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
Derivative Instruments—Derivative instruments are carried at fair value in the Company's financial statements. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income, net of tax, and reclassified into earnings in the same period during which the hedged transaction affects earnings. Ineffectiveness is measured as the amount by which the cumulative change in the fair value of the hedging instrument exceeds or is substantially less than the present value of the cumulative change in the hedged item's expected cash flows attributable to the risk being hedged and, when present, is recognized in current earnings during the period. At the inception of a hedge, the Company documents certain items, including the relationship between the hedging instrument and the hedged item, the risk management objective and the nature of the risk being hedged, a description of how effectiveness will be measured and an evaluation of hedge transaction effectiveness.
Hedge accounting is discontinued prospectively when (1) a derivative is no longer highly effective in offsetting changes in the fair value or cash flow of a hedged item, (2) a derivative expires or is sold, (3) a derivative is de-designated as a hedge, because it is unlikely that a forecasted transaction will occur, or (4) it is determined that designation of a derivative as a hedge is no longer appropriate. When hedge accounting is discontinued, the Company would continue to carry the derivative on the statement of condition at its fair value; however, changes in its fair value would be recorded in earnings instead of through OCI.
For derivative instruments not designated as hedging instruments, the Company recognizes gains and losses on the derivative instrument in current earnings during the period of change.
Loans and Related Deferred Loan Expenses, net—Loans originated with the intent to hold into the foreseeable future are carried at unpaid principal balances adjusted for partial charge-offs, the allowance for loan losses and net deferred loan expenses. Interest on loans is accrued and credited to income as earned. Interest on loans is not recognized in income when collectability is uncertain.
Loan fees and certain direct loan origination costs are deferred and recognized as an adjustment to interest income using the level-yield method over the contractual lives of related loans, if the loans are held for investment. If the loans are held for sale, net deferred fees (costs) are not amortized, but rather are recognized when the related loans are sold.
Loans are classified as TDRs when the original contractual terms are restructured to provide a concession to a borrower experiencing financial difficulty under terms that would not otherwise be available and the restructuring is the result of an agreement between the Company and the borrower or is imposed by a court or law. Concessions granted in TDRs may include a reduction of the stated interest rate, a reduction or forbearance of principal, an extension of the maturity date, a significant delay in payments, the removal of one or more borrowers from the obligation, or any combination of these.
Allowance for Loan Losses—The allowance for loan losses is assessed on a quarterly basis and provisions for (or recaptures of) loan losses are made in order to maintain the allowance at a level sufficient to absorb credit losses in the portfolio. Impairment evaluations are performed on loans segregated into homogeneous pools based on similarities in credit profile, product and property types. Through the evaluation, general allowances for loan losses are assessed based on historical loan loss experience for each homogeneous pool. General allowances are adjusted to address other factors that affect estimated probable losses including the size of the portion of the portfolio that is not subjected to individual review; current delinquency statistics; the status of loans in foreclosure, real estate in judgment and real estate owned; national, regional and local economic factors and trends; asset disposition loss statistics (both current and historical); and the relative level of individually allocated valuation allowances to the balances of loans individually reviewed. The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management believes the allowance is adequate.

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
Premises, Equipment, and Software, net—Depreciation and amortization of premises, equipment and software is computed on a straight-line basis over the estimated useful lives of the related assets. Estimated lives are 31.5 years for office facilities and three to 10 years for equipment and software. Amortization of leasehold or building improvements is computed on a straight-line basis over the lesser of the economic useful life of the improvement or term of the lease, typically 10 years.
Bank Owned Life Insurance Contracts—Life insurance is provided under both whole and split dollar life insurance agreements. Policy premiums were prepaid and the Company will recover the premiums paid from the proceeds of the policies. The Company recognizes death benefits and growth in the cash surrender value of the policies in other non-interest income.
Goodwill—The excess of purchase price over the fair value of net assets of acquired companies is classified as goodwill and reported in Other Assets. Goodwill was $9,732 at September 30, 2016 and 2015. Goodwill is reviewed for impairment on an annual basis as of September 30. No impairment was identified as of September 30, 2016 or 2015.
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
Accumulated Other Comprehensive Loss—Accumulated other comprehensive loss consists of changes in pension obligations and changes in unrealized gains (losses) on securities available for sale and cash flow hedges, each of which is net of the related income tax effects.
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

Diluted earnings per share is computed using the same method as basic earnings per share, but the weighted-average number of shares reflects the potential dilution, if any, of unexercised stock options and unvested shares of restricted stock units that could occur if stock options were exercised and restricted stock units were issued and converted into common stock. These potentially dilutive shares would then be included in the number of weighted-average number of shares outstanding for the period using the treasury stock method. At September 30, 2016, 2015 and 2014, potentially dilutive shares include stock options and restricted stock units issued through stock-based compensation plans.
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
The Board of Directors authorized a seventh repurchase program for the repurchase of 10,000,000 shares in July, 2015. A total of 7,210,500 shares were repurchased during the year ended September 30, 2016. 11,275,950 shares were repurchased during the year ended September 30, 2015. At September 30, 2016, there were 899,500 shares remaining to be purchased under the seventh repurchase program. The Company previously repurchased 41,300,000 shares of the Company’s common stock as part of the previous six Board of Directors-approved share repurchase programs. In total, the Company has repurchased 50,400,500 shares of the Company's common stock as of September 30, 2016.
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
Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios (set forth in table below) of common equity Tier 1, Tier 1, and Total capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital (as defined) to net average assets (as defined). The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet assets to broad risk categories. At September 30, 2016, the Association exceeded all regulatory capital requirements and is considered “well capitalized” under regulatory guidelines.
On January 1, 2016 the Association became subject to the "capital conservation buffer" requirement, which is being phased in over the next three years, increasing each year until fully implemented at 2.5% on January 1, 2019. The requirement would limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" consisting of 2.5% in addition to the minimum capital requirements. At September 30, 2016, the Association exceeded the fully phased in regulatory requirement for the "capital conservation buffer".

The following table summarizes the actual capital amounts and ratios of the Association as of September 30, 2016 and 2015, compared to the minimum capital adequacy requirements and the requirements for classification as a well capitalized institution.

			Minimum Requirements
	Actual		For Capital Adequacy Purposes		To be “Well Capitalized” Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2016
Total Capital to Risk-Weighted Assets	$1,551,502	22.24%	$558,006	8.00%	$697,508	10.00%
Tier 1 (Leverage) Capital to Net Average Assets	1,489,704	11.73%	507,977	4.00%	634,972	5.00%
Tier 1 Capital to Risk-Weighted Assets	1,489,704	21.36%	418,505	6.00%	558,006	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,489,690	21.36%	313,879	4.50%	453,380	6.50%
September 30, 2015
Total Capital to Risk-Weighted Assets	$1,677,809	22.92%	$585,520	8.00%	$731,900	10.00%
Core Capital to Adjusted Tangible Assets	1,606,251	12.78%	502,584	4.00%	628,230	5.00%
Tier 1 Capital to Risk-Weighted Assets	1,606,251	21.95%	439,140	6.00%	585,520	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,606,237	21.95%	329,355	4.50%	475,735	6.50%

The following table reconciles the Association’s total capital under GAAP to reported regulatory capital amounts as of September 30, 2016 and 2015.

	2016	2015
Total capital as reported under GAAP	$1,475,174	$1,597,791
Goodwill and intangible software	(5,110)	(4,619)
AOCI related to pension obligation	18,671	14,991
Other	955	(1,926)
Total common equity tier 1 capital	1,489,690	1,606,237
Includable minority interest	14	14
Total tier 1 and core capital	1,489,704	1,606,251
Includable minority interest	3	4
Allowable allowance for loan losses	61,795	71,554
Total capital	$1,551,502	$1,677,809
The Association paid a dividend of $60,000 and $66,000 to the Company during the years ended September 30, 2016 and September 30, 2015, respectively. Additionally, the Association paid a special dividend of $150,000 to the Company in the fiscal year ended September 30, 2016. The special dividend amount was equal to the voluntary contribution of capital that the Company made to the Association in October 2010.

On July 26, 2016, as dictated under interim final rules issued by the FRS on August 12, 2011, a majority of Third Federal Savings, MHC's members eligible to vote, approved Third Federal Savings, MHC waiving its right to receive dividends on the Company's stock that Third Federal Savings, MHC owns, up to $0.50 per share during the four quarters ending June 30, 2017. Unless the FRS amends its interim rule, a member vote will be required for Third Federal Savings, MHC to waive its right to receive dividends beyond June 30, 2017.

4. INVESTMENT SECURITIES
Investments available for sale are summarized as follows:

	September 30, 2016
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
REMICs	$508,044	$1,447	$(1,494)	$507,997
Fannie Mae certificates	9,184	685	—	9,869
	$517,228	$2,132	$(1,494)	$517,866

	September 30, 2015
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. government and agency obligations	$2,000	$2	$—	$2,002
REMICs	570,194	3,135	(878)	572,451
Fannie Mae certificates	9,897	703	—	10,600
	$582,091	$3,840	$(878)	$585,053

Over the last three fiscal years the only sales from the investment securities available for sale portfolio occurred in the year ended September 30, 2014, which resulted in $38,725 of proceeds and a net realized gain of $276.
Gross unrealized losses and the estimated fair value of REMICs, aggregated by the length of time the securities have been in a continuous loss position, at September 30, 2016 and 2015, were as follows:

	September 30, 2016
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—REMICs	$210,735	$797	$73,361	$697	$284,096	$1,494

	September 30, 2015
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—REMICs	$86,754	$299	$80,639	$579	$167,393	$878

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
Since the decline in value is attributable to changes in interest rates and not credit quality and because the Association has neither the intent to sell the securities nor is it more likely than not the Association will be required to sell the securities for the time periods necessary to recover the amortized cost, these investments are not considered other-than-temporarily impaired. At September 30, 2016, the Association did not have U.S. government and agency obligations available for sale. At September 30, 2015, the amortized cost and fair value of those obligations, then categorized as due within one year, were $2,000 and $2,002, respectively.

5. LOANS AND ALLOWANCE FOR LOAN LOSSES
Loans held for investment consist of the following:

	September 30,
	2016	2015
Real estate loans:
Residential Core	$10,069,652	$9,462,939
Residential Home Today	121,938	135,746
Home equity loans and lines of credit	1,531,282	1,625,239
Construction	61,382	55,421
Real estate loans	11,784,254	11,279,345
Other consumer loans	3,116	3,468
Add (deduct):
Deferred loan expenses, net	19,384	10,112
Loans-in-process (“LIP”)	(36,155)	(33,788)
Allowance for loan losses	(61,795)	(71,554)
Loans held for investment, net	$11,708,804	$11,187,583

At September 30, 2016 and 2015, respectively, $4,686 and $116 of long-term, fixed-rate loans were classified as mortgage loans held for sale.
A large concentration of the Company’s lending is in Ohio and Florida. As of September 30, 2016 and 2015, the percentage of total Residential Core, Home Today and Construction loans held in Ohio were 60% and 63%, respectively, and the percentage held in Florida was 16% and 17% as of both dates. As of September 30, 2016 and 2015, equity loans and lines of credit were concentrated in the states of Ohio (39% as of both dates), Florida (24% and 26%) and California (14% and 13%).
Home Today was an affordable housing program targeted to benefit low- and moderate-income home buyers. No new loans will be originated under the Home Today program after September 30, 2016. While effective March 27, 2009, the Home Today underwriting guidelines were changed to be substantially the same as the Association’s traditional first mortgage product, the majority of loans in this program were originated prior to that date. Through this program the Association provided the majority of loans to borrowers who would not otherwise qualify for the Association’s loan products, generally because of low credit scores. Although the credit profiles of borrowers in the Home Today program might be described as sub-prime, Home Today loans generally contained the same features as loans offered to our Core borrowers. Borrowers in the Home Today program must have completed financial management education and counseling and must have been referred to the Association by a sponsoring organization with which the Association partnered as part of the program. Borrowers must also have met a minimum credit score threshold. Because the Association applied less stringent underwriting and credit standards to the majority of Home Today loans, loans originated under the program have greater credit risk than its traditional residential real estate mortgage loans. As of September 30, 2016 and 2015, the principal balance of Home Today loans originated prior to March 27, 2009 was $118,255 and $132,762 respectively. The Association does not offer, and has not offered, loan products frequently considered to be designed to target sub-prime borrowers containing features such as higher fees or higher rates, negative amortization, a LTV ratio greater than 100%, or pay-option, adjustable-rate mortgages.
The Association currently offers home equity lines of credit that include monthly principal and interest payments throughout the entire term. Prior to March 11, 2009, the Association offered residential mortgage loan products where the borrower pays only interest for a portion of the loan term. Between June 28, 2010 and March 20, 2012, due to the deterioration in overall housing conditions, including concerns for loans and lines in a second lien position, home equity lines of credit and home equity loans were not offered by the Association. The recorded investment in interest only loans is comprised solely of equity lines of credit with balances of $1,318,535 and $1,465,385 for the years ending September 30, 2016 and 2015, respectively.
Home equity lines of credit prior to February 2013 require interest only payments for a maximum of 10 years and convert to fully amortizing for the remaining term, up to 20 years, at which time they are included in the home equity loan balance. Interest only residential loans, only offered prior to March 11, 2009, were interest only for a maximum of 5 years and converted to fully amortizing for the remaining term of up to 30 years.

An age analysis of the recorded investment in loan receivables that are past due at September 30, 2016 and 2015 is summarized in the following tables. When a loan is more than one month past due on its scheduled payments, the loan is considered 30 days or more past due. Balances are net of deferred fees and any applicable loans-in-process.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
September 30, 2016
Real estate loans:
Residential Core	$6,653	$3,157	$15,593	$25,403	$10,054,211	$10,079,614
Residential Home Today	5,271	2,583	7,356	15,210	105,225	120,435
Home equity loans and lines of credit	4,605	1,811	4,932	11,348	1,531,242	1,542,590
Construction	—	—	—	—	24,844	24,844
Total real estate loans	16,529	7,551	27,881	51,961	11,715,522	11,767,483
Other consumer loans	—	—	—	—	3,116	3,116
Total	$16,529	$7,551	$27,881	$51,961	$11,718,638	$11,770,599

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
September 30, 2015
Real estate loans:
Residential Core	$8,242	$4,323	$23,306	$35,871	$9,430,189	$9,466,060
Residential Home Today	5,866	2,507	9,068	17,441	116,535	133,976
Home equity loans and lines of credit	5,012	1,162	5,575	11,749	1,622,683	1,634,432
Construction	—	—	427	427	20,774	21,201
Total real estate loans	19,120	7,992	38,376	65,488	11,190,181	11,255,669
Other consumer loans	—	—	—	—	3,468	3,468
Total	$19,120	$7,992	$38,376	$65,488	$11,193,649	$11,259,137
At September 30, 2016 and 2015, real estate loans include $20,047 and $28,864, respectively, of loans that were in the process of foreclosure.
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
The recorded investment of loan receivables in non-accrual status is summarized in the following table. Balances are net of deferred fees.

	September 30,
	2016	2015
Real estate loans:
Residential Core	$51,304	$62,293
Residential Home Today	19,451	22,556
Home equity loans and lines of credit	19,206	21,514
Construction	—	427
Total non-accrual loans	$89,961	$106,790

At September 30, 2016 and September 30, 2015, respectively, the recorded investment in non-accrual loans includes $62,081 and $68,415 which are performing according to the terms of their agreement, of which $40,546 and $45,575 are loans in Chapter 7 bankruptcy status, primarily where all borrowers have filed, and have not reaffirmed or been dismissed.
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
The recorded investment in loan receivables at September 30, 2016 and 2015 is summarized in the following table. The table provides details of the recorded balances according to the method of evaluation used for determining the allowance for loan losses, distinguishing between determinations made by evaluating individual loans and determinations made by evaluating groups of loans not individually evaluated. Balances of recorded investments are net of deferred fees and any applicable loans-in-process.

	September 30,
	2016			2015
	Individually	Collectively	Total	Individually	Collectively	Total
Real estate loans:
Residential Core	$107,541	$9,972,073	$10,079,614	$119,588	$9,346,472	$9,466,060
Residential Home Today	51,415	69,020	120,435	58,046	75,930	133,976
Home equity loans and lines of credit	35,894	1,506,696	1,542,590	34,112	1,600,320	1,634,432
Construction	—	24,844	24,844	426	20,775	21,201
Total real estate loans	194,850	11,572,633	11,767,483	212,172	11,043,497	11,255,669
Other consumer loans	—	3,116	3,116	—	3,468	3,468
Total	$194,850	$11,575,749	$11,770,599	$212,172	$11,046,965	$11,259,137
An analysis of the allowance for loan losses at September 30, 2016 and 2015 is summarized in the following table. The analysis provides details of the allowance for loan losses according to the method of evaluation, distinguishing between allowances for loan losses determined by evaluating individual loans and allowances for loan losses determined by evaluating groups of loans not individually evaluated.

	September 30,
	2016			2015
	Individually	Collectively	Total	Individually	Collectively	Total
Real estate loans:
Residential Core	$8,927	$6,141	$15,068	$9,354	$13,242	$22,596
Residential Home Today	2,979	4,437	7,416	4,166	5,831	9,997
Home equity loans and lines of credit	722	38,582	39,304	772	38,154	38,926
Construction	—	7	7	26	9	35
Total real estate loans	$12,628	$49,167	$61,795	$14,318	$57,236	$71,554
At September 30, 2016 and 2015, individually evaluated loans that required an allowance were comprised only of loans evaluated for impairment based on the present value of cash flows, such as performing TDRs, and loans with a further deterioration in the fair value of collateral not yet identified as uncollectible. All other individually evaluated loans received a charge-off if applicable.

Because many variables are considered in determining the appropriate level of general valuation allowances, directional changes in individual considerations do not always align with the directional change in the balance of a particular component of the general valuation allowance. At September 30, 2016 and 2015, respectively, allowances on individually reviewed loans evaluated for impairment based on the present value of cash flows, such as performing TDRs were $12,432 and $14,117; and allowances on loans with further deteriorations in the fair value of collateral not yet identified as uncollectible were $196 and $201.
Residential Core mortgage loans represent the largest piece of the residential real estate portfolio. The Company believes the allowance aligns with the overall credit risk based on the nature, composition, collateral, products, lien position and performance of the portfolio. The portfolio does not include loan types or structures that have recently experienced severe performance problems at other financial institutions (sub-prime, no documentation or pay-option, adjustable-rate mortgages).
As described earlier in this note, Home Today loans have greater credit risk than traditional residential real estate mortgage loans. At September 30, 2016 and 2015, respectively, approximately 27% and 34% of Home Today loans include private mortgage insurance coverage. The majority of the coverage on these loans was provided by PMI Mortgage Insurance Co., which the Arizona Department of Insurance seized in 2011 and indicated that all claims payments would be reduced by 50%. Between March 2013 and April 2015, PMIC gradually increased the cash percentage of the partial claim payment from 55% to 70% of the claim with the remainder deferred. In June of 2016, the Association was notified that, in addition to a catch-up adjustment for prior claims, all future claims will be paid at 71.5%. Appropriate adjustments have been made to all of the Association’s affected valuation allowances and charge-offs, as well as the estimated loss severity factors that are used for loans evaluated collectively. The amount of loans in our owned portfolio covered by mortgage insurance provided by PMIC as of September 30, 2016 and 2015, respectively, was $91,784 and $132,857 of which $84,007 and $122,025 was current. The amount of loans in our owned portfolio covered by mortgage insurance provided by Mortgage Guaranty Insurance Corporation as of September 30, 2016 and 2015, respectively, was $40,578 and $56,898 of which $40,190 and $56,295 was current. As of September 30, 2016, MGIC's long-term debt rating, as published by the major credit rating agencies, did not meet the requirements to qualify as "investment grade"; however, MGIC continues to make claims payments in accordance with its contractual obligations and the Association has not increased its estimated loss given default factors related to MGIC's claim paying ability. No other loans were covered by mortgage insurers that were deferring claim payments or which we assessed as being non-investment grade.
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

The recorded investment and the unpaid principal balance of impaired loans, including those whose terms have been restructured in TDRs, as of September 30, 2016 and 2015 are summarized as follows. Balances of recorded investments are net of deferred fees.

	September 30,
	2016			2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related IVA recorded:
Residential Core	$53,560	$72,693	$—	$62,177	$80,622	$—
Residential Home Today	20,108	44,914	—	23,038	50,256	—
Home equity loans and lines of credit	20,549	30,216	—	23,046	32,312	—
Construction	—	—	—	—	—	—
Total	$94,217	$147,823	$—	$108,261	$163,190	$—
With an IVA recorded:
Residential Core	$53,981	$54,717	$8,927	$57,411	$58,224	$9,354
Residential Home Today	31,307	31,725	2,979	35,008	35,479	4,166
Home equity loans and lines of credit	15,345	15,357	722	11,066	11,034	772
Construction	—	—	—	426	572	26
Total	$100,633	$101,799	$12,628	$103,911	$105,309	$14,318
Total impaired loans:
Residential Core	$107,541	$127,410	$8,927	$119,588	$138,846	$9,354
Residential Home Today	51,415	76,639	2,979	58,046	85,735	4,166
Home equity loans and lines of credit	35,894	45,573	722	34,112	43,346	772
Construction	—	—	—	426	572	26
Total	$194,850	$249,622	$12,628	$212,172	$268,499	$14,318
At September 30, 2016 and 2015, respectively, the recorded investment in impaired loans includes $170,602 and $178,259 of loans restructured in TDRs of which $12,368 and $14,971 are 90 days or more past due.

The average recorded investment in impaired loans and the amount of interest income recognized during the time within the period that the loans were impaired are summarized below.

	For the Years Ended September 30,
	2016		2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related IVA recorded:
Residential Core	$57,869	$1,288	$67,509	$1,464	$79,440	$1,125
Residential Home Today	21,573	352	25,542	271	30,604	261
Home equity loans and lines of credit	21,798	282	24,832	299	27,056	357
Construction	—	—	—	—	211	6
Total	$101,240	$1,922	$117,883	$2,034	$137,311	$1,749
With an IVA recorded:
Residential Core	$55,696	$2,228	$58,145	$2,570	$60,971	$2,792
Residential Home Today	33,158	1,756	37,070	1,877	42,517	2,110
Home equity loans and lines of credit	13,206	255	9,469	271	7,383	245
Construction	213	—	213	10	33	—
Total	$102,273	$4,239	$104,897	$4,728	$110,904	$5,147
Total impaired loans:
Residential Core	$113,565	$3,516	$125,654	$4,034	$140,411	$3,917
Residential Home Today	54,731	2,108	62,612	2,148	73,121	2,371
Home equity loans and lines of credit	35,004	537	34,301	570	34,439	602
Construction	213	—	213	10	244	6
Total	$203,513	$6,161	$222,780	$6,762	$248,215	$6,896

Interest on loans in non-accrual status is recognized on a cash-basis. The amount of interest income on impaired loans recognized using a cash-basis method is $1,400, $1,347 and $1,213 for the years ended September 30, 2016, 2015 and 2014, respectively. Cash payments on loans with a partial charge-off are applied fully to principal, then to recovery of the charged off amount prior to interest income being recognized. Interest income on the remaining impaired loans is recognized on an accrual basis.

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

Loans restructured in TDRs that are not evaluated based on collateral are separately evaluated for impairment on a loan by loan basis at the time of restructuring and at each subsequent reporting date for as long as they are reported as TDRs. The impairment evaluation is based on the present value of expected future cash flows discounted at the effective interest rate of the original loan. Expected future cash flows include a discount factor representing a potential for default. Valuation allowances are recorded for the excess of the recorded investments over the result of the cash flow analysis. Loans discharged in Chapter 7 bankruptcy are reported as TDRs and also evaluated based on the present value of expected future cash flows unless evaluated based on collateral. We evaluate these loans using the expected future cash flows because we expect the borrower, not liquidation of the collateral, to be the source of repayment for the loan. Other consumer loans are not considered for restructuring. A loan restructured in a TDR is classified as an impaired loan for a minimum of one year. After one year, that loan may be reclassified out of the balance of impaired loans if the loan was restructured to yield a market rate for loans of similar credit risk at the time of restructuring and the loan is not impaired based on the terms of the restructuring agreement. No loans whose terms were restructured in TDRs were reclassified from impaired loans during the years ended September 30, 2016, 2015 and 2014.

The recorded investment in TDRs as of September 30, 2016 and September 30, 2015 is shown in the tables below.

September 30, 2016	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Restructurings	Bankruptcy	Total
Residential Core	$13,456	$748	$8,595	$22,641	$21,517	$28,263	$95,220
Residential Home Today	6,338	—	5,198	11,330	20,497	5,241	48,604
Home equity loans and lines of credit	120	4,135	401	9,354	1,166	11,602	26,778
Total	$19,914	$4,883	$14,194	$43,325	$43,180	$45,106	$170,602

September 30, 2015	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Restructurings	Bankruptcy	Total
Residential Core	$15,743	$934	$8,252	$22,211	$22,594	$32,215	$101,949
Residential Home Today	7,734	12	5,643	12,302	21,928	6,272	53,891
Home equity loans and lines of credit	96	3,253	509	4,214	909	13,438	22,419
Total	$23,573	$4,199	$14,404	$38,727	$45,431	$51,925	$178,259

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

For all loans restructured during the years ended September 30, 2016, 2015 and 2014 (set forth in the tables below), the pre-restructured outstanding recorded investment was not materially different from the post-restructured outstanding recorded investment.
The following tables set forth the recorded investment in TDRs restructured during the years presented, according to the types of concessions granted.

	For the Year Ended September 30, 2016
	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Restructurings	Bankruptcy	Total
	(Dollars in thousands)
Residential Core	$1,342	$—	$1,154	$4,444	$2,902	$4,929	$14,771
Residential Home Today	169	—	489	542	3,487	469	5,156
Home equity loans and lines of credit	58	1,371	33	5,842	459	1,360	9,123
Total	$1,569	$1,371	$1,676	$10,828	$6,848	$6,758	$29,050

	For the Year Ended September 30, 2015
	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Restructurings	Bankruptcy	Total
	(Dollars in thousands)
Residential Core	$2,490	$—	$745	$4,464	$4,437	$6,720	$18,856
Residential Home Today	80	—	758	301	5,306	2,096	8,541
Home equity loans and lines of credit	—	1,800	88	3,079	290	1,634	6,891
Total	$2,570	$1,800	$1,591	$7,844	$10,033	$10,450	$34,288

	For the Year Ended September 30, 2014
	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Restructurings	Bankruptcy	Total
	(Dollars in thousands)
Residential Core	$3,330	$—	$890	$5,316	$6,716	$5,084	$21,336
Residential Home Today	340	—	542	443	4,016	761	6,102
Home equity loans and lines of credit	—	1,442	211	1,013	401	2,282	5,349
Total	$3,670	$1,442	$1,643	$6,772	$11,133	$8,127	$32,787

The following table provides information on TDRs restructured within the previous 12 months of the period listed for which there was a subsequent payment default, at least 30 days past due on one scheduled payment, during the period presented.

	For the Year Ended September 30, 2016		For the Year Ended September 30, 2015		For the Year Ended September 30, 2014
TDRs That Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)		(Dollars in thousands)		(Dollars in thousands)
Residential Core	32	$2,282	34	$3,296	35	$3,384
Residential Home Today	26	1,088	26	1,179	46	2,073
Home equity loans and lines of credit	28	886	44	689	53	1,078
Total	86	$4,256	104	$5,164	134	$6,535

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

	Pass	Special Mention	Substandard	Loss	Total
September 30, 2016
Real Estate Loans:
Residential Core	$10,022,555	$—	$57,059	$—	$10,079,614
Residential Home Today	99,442	—	20,993	—	120,435
Home equity loans and lines of credit	1,516,551	4,122	21,917	—	1,542,590
Construction	24,844	—	—	—	24,844
Total real estate loans	$11,663,392	$4,122	$99,969	$—	$11,767,483

	Pass	Special Mention	Substandard	Loss	Total
September 30, 2015
Real Estate Loans:
Residential Core	$9,399,409	$—	$66,651	$—	$9,466,060
Residential Home Today	110,105	—	23,871	—	133,976
Home equity loans and lines of credit	1,604,226	4,279	25,927	—	1,634,432
Construction	20,774	—	427	—	21,201
Total real estate loans	$11,134,514	$4,279	$116,876	$—	$11,255,669
At September 30, 2016 and 2015, respectively, the recorded investment of impaired loans includes $101,227 and $103,390 of TDRs that are individually evaluated for impairment, but have adequately performed under the terms of the restructuring and are classified as pass loans. At September 30, 2016 and 2015, respectively, there are $6,346 and $8,094 of loans classified substandard and $4,122 and $4,279 of loans classified special mention that are not included in the recorded investment of impaired loans; rather, they are included in loans collectively evaluated for impairment.

Consumer loans are internally assigned a grade of nonperforming when they are considered 90 days or more past due. At September 30, 2016 and September 30, 2015, no consumer loans were graded as nonperforming.
During the years ended September 30, 2016 and 2015, respectively, $244 and $415 in recoveries were recorded representing payments received as a result of PMIC increasing the cash percentage of the partial claim payment plan as discussed earlier in this note. During the quarter ended December 31, 2013, $5,321 of residential loans were deemed uncollectible and fully charged-off as a result of implementing a new practice of charging off the remaining balance on loans that had remained delinquent and in the foreclosure process for greater than 1,500 days. These loans previously were recorded at estimated net realizable value, with the potential for additional loss recognized within the allowance for loan losses. Any future foreclosure proceeds on these loans would result in recoveries of prior charge-offs.
Activity in the allowance for loan losses is summarized as follows:

	For the Year Ended September 30, 2016
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$22,596	$(6,942)	$(4,294)	$3,708	$15,068
Residential Home Today	9,997	(1,253)	(2,761)	1,433	7,416
Home equity loans and lines of credit	38,926	255	(7,846)	7,969	39,304
Construction	35	(60)	—	32	7
Total real estate loans	$71,554	$(8,000)	$(14,901)	$13,142	$61,795

	For the Year Ended September 30, 2015
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$31,080	$(6,987)	$(6,866)	$5,369	$22,596
Residential Home Today	16,424	(4,508)	(3,452)	1,533	9,997
Home equity loans and lines of credit	33,831	8,661	(11,034)	7,468	38,926
Construction	27	(166)	—	174	35
Total real estate loans	$81,362	$(3,000)	$(21,352)	$14,544	$71,554

	For the Year Ended September 30, 2014
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$35,427	$9,131	$(16,220)	$2,742	$31,080
Residential Home Today	24,112	(1,975)	(7,622)	1,909	16,424
Home equity loans and lines of credit	32,818	12,038	(15,943)	4,918	33,831
Construction	180	(194)	(192)	233	27
Total real estate loans	$92,537	$19,000	$(39,977)	$9,802	$81,362
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
During 2016, 2015 and 2014, $200,298, $160,052 and $76,039, respectively, of mortgage loans were securitized and/or sold including accrued interest thereon. In these transactions, the Company retained residual interests in the form of mortgage loan servicing rights. Primary economic assumptions used to measure the value of the Company’s retained interests at the date of sale resulting from the completed transactions were as follows (per annum):

	2016	2015
Primary prepayment speed assumptions (weighted average annual rate)	11.3%	8.4%
Weighted average life (years)	23.0	22.7
Amortized cost to service loans (weighted average)	0.12%	0.12%
Weighted average discount rate	12%	12%
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

September 30, 2016
Fair value of mortgage loan servicing rights	$16,428
Prepayment speed assumptions (weighted average annual rate)	19.1%
Impact on fair value of 10% adverse change	$(620)
Impact on fair value of 20% adverse change	$(1,183)
Estimated prospective annual cost to service loans (weighted average)	0.12%
Impact on fair value of 10% adverse change	$(1,572)
Impact on fair value of 20% adverse change	$(3,145)
Discount rate	12.0%
Impact on fair value of 10% adverse change	$(563)
Impact on fair value of 20% adverse change	$(1,085)
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
Servicing rights are evaluated periodically for impairment based on the fair value of those rights. Twenty-one risk tranches are used in evaluating servicing rights for impairment, segregated primarily by interest rate stratum within original term to maturity categories with additional strata for less uniform account types.

Activity in mortgage servicing rights is summarized as follows:

	Year Ended September 30,
	2016	2015	2014
Balance—beginning of year	$9,988	$11,669	$14,074
Additions from loan securitizations/sales	1,044	907	396
Amortization	(2,180)	(2,588)	(2,801)
Net change in valuation allowance	—	—	—
Balance—end of year	$8,852	$9,988	$11,669
Fair value of capitalized amounts	$16,428	$21,084	$27,417
The Company receives annual servicing fees ranging from 0.02% to 0.98% of the outstanding loan balances. Servicing income, net of amortization of capitalized servicing rights, included in Non-interest income, amounted to $4,696 in 2016, $5,444 in 2015 and $6,759 in 2014. The unpaid principal balance of mortgage loans serviced for others was approximately $1,959,467, $2,181,436 and $2,511,864 at September 30, 2016, 2015 and 2014, respectively. The ratio of capitalized servicing rights to the unpaid principal balance of mortgage loans serviced for others was 0.45%, 0.46%, and 0.46% at September 30, 2016, 2015 and 2014, respectively.
7. PREMISES, EQUIPMENT AND SOFTWARE, NET
Premises, equipment and software at cost are summarized as follows:

	September 30,
	2016	2015
Land	$12,183	$11,050
Office buildings	73,235	71,860
Furniture, fixtures and equipment	32,513	30,990
Software	17,061	16,010
Leasehold improvements	13,820	11,939
	148,812	141,849
Less: accumulated depreciation and amortization	(87,809)	(84,662)
Total	$61,003	$57,187
During the years ended September 30, 2016, 2015 and 2014, depreciation and amortization expense on premises, equipment, and software was $5,507, $4,798 and $4,621, respectively.
The Company leases certain of its branches under renewable operating lease agreements. Future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more consisted of the following at September 30, 2016:

Years Ending September 30,
2017	$6,338
2018	6,023
2019	4,631
2020	3,659
2021	2,818
Thereafter	6,767

During the years ended September 30, 2016, 2015 and 2014, rental expense was $6,711, $6,421 and $6,363, respectively, and appears in office property, equipment, and software in the accompanying statements.

The Company, as lessor, leases certain commercial office buildings. The Company anticipates receiving future minimum payments of the following as of September 30, 2016:

Years Ending September 30,
2017	$1,747
2018	2,078
2019	1,773
2020	898
2021	839
Thereafter	839
During each of the years ended September 30, 2016, 2015, and 2014, rental income was $1,556, $1,414 and $1,290 respectively, and appears in other non-interest income in the accompanying statements.
8. ACCRUED INTEREST RECEIVABLE
Accrued interest receivable is summarized as follows:

	September 30,
	2016	2015
Investment securities	$1,179	$1,320
Loans	31,639	31,170
Total	$32,818	$32,490
9. DEPOSITS
Deposit account balances are summarized by interest rate as follows:

	Stated Interest Rate	September 30,
		2016		2015
		Amount	Percent	Amount	Percent
Checking accounts	0.00–0.30%	$995,372	12.0%	$994,447	12.0%
Savings accounts	0.00–0.55	1,514,428	18.2	1,610,944	19.4
Subtotal		2,509,800	30.2	2,605,391	31.4
Certificates of deposit	0.00–0.99	1,164,802	14.0	1,641,838	19.8
	1.00–1.99	4,214,976	50.6	3,293,964	39.8
	2.00–2.99	411,229	4.9	552,902	6.7
	3.00–3.99	9,487	0.1	158,504	1.9
	4.00 and above	19,148	0.2	31,410	0.4
		5,819,642	69.8	5,678,618	68.6
Subtotal		8,329,442	100.0	8,284,009	100.0
Accrued interest		1,926	—	1,849	—
Total deposits		$8,331,368	100.0%	$8,285,858	100.0%

At September 30, 2016 and 2015, the weighted average interest rate was 0.14% and 0.18% on savings accounts, respectively; 0.09% and 0.14% on checking accounts, respectively; 1.48% and 1.50% on certificates of deposit, respectively; and 1.07% and 1.08% on total deposits, respectively.
The aggregate amount of certificates of deposit in denominations of $100 or more totaled approximately $2,668,391 and $2,530,031 at September 30, 2016 and 2015, respectively. In accordance with the DFA, the maximum amount of deposit insurance is $250 per depositor.

Brokered certificates of deposit, which are used as a cost effective funding alternative, totaled $539,775 and $520,110 at September 30, 2016 and 2015, respectively. The FDIC places restrictions on banks with regard to issuing brokered deposits based on the bank's capital classification. A well-capitalized institution may accept brokered deposits without FDIC restrictions. An adequately capitalized institution must obtain a waiver from the FDIC in order to accept brokered deposits, while an undercapitalized institution is prohibited by the FDIC from accepting brokered deposits.
The scheduled maturity of certificates of deposit is as follows:

	September 30, 2016
	Amount	Percent
12 months or less	$2,669,975	45.9%
13 to 24 months	1,325,463	22.8%
25 to 36 months	887,269	15.2%
37 to 48 months	593,595	10.2%
49 to 60 months	210,406	3.6%
Over 60 months	132,934	2.3%
Total	$5,819,642	100.0%
Interest expense on deposits is summarized as follows:

	Year Ended September 30,
	2016	2015
Certificates of deposit	$85,900	$89,110
Checking accounts	1,289	1,371
Savings accounts	2,811	3,045
Total	$90,000	$93,526
10. BORROWED FUNDS
Federal Home Loan Bank borrowings at September 30, 2016 are summarized in the table below. The amount and weighted average rates of certain FHLB Advances maturing in years 2017 through 2021 reflect the net impact of deferred penalties discussed below:

	Amount	Weighted Average Rate
Maturing in:
2017	$1,650,478	0.55%
2018	274,478	1.53%
2019	414,479	1.79%
2020	329,816	1.82%
2021	1,707	1.52%
thereafter	45,754	1.55%
Total FHLB Advances	2,716,712	1.01%
Accrued interest	2,083
Total	$2,718,795
During fiscal year 2016, $150,000 fixed-rate FHLB advances with remaining terms of approximately four years were prepaid and replaced with new four- and five-year interest rate swap arrangements. The deferred repayment penalties of $2,408 related to the $150,000 of restructuring are being recognized in interest expense over the remaining term of the swap contracts.

The following table sets forth certain information relating to Federal Home Loan Bank short-term borrowings at or for the periods indicated.

	At or For the Fiscal Years Ended September 30,
	2016	2015	2014
	(dollars in thousands)
Balance at end of year	$1,451,000	$755,000	$311,000
Maximum outstanding at any month-end	$1,451,000	$1,535,000	$527,000
Average balance during year	$934,689	$1,242,380	$344,643
Average interest rate during the fiscal year	0.42%	0.15%	0.10%
Weighted average interest rate at end of year	0.47%	0.18%	0.11%
Interest expense	$3,984	$1,811	$352
The Association implemented a strategy in fiscal year 2015 to increase net income, which involved borrowing, on an overnight basis, approximately $1,000,000 of additional funds from the FHLB at the beginning of a particular quarter and repaying it prior to the end of that quarter. The proceeds of the borrowings, net of the required investment in FHLB stock, were deposited at the Federal Reserve. The strategy was not utilized at September 30, 2016 or 2015, however, dependent upon market rates, remains an option in the future.
The Association’s maximum borrowing capacity at the FHLB, under the most restrictive measure, was an additional $32,471 at September 30, 2016. Pursuant to collateral agreements with FHLB of Cincinnati, advances are secured by a blanket lien on qualifying first mortgage loans. In addition to the existing available capacity, the Association’s capacity limit for additional borrowings from the FHLB of Cincinnati was $5,516,810 at September 30, 2016, subject to satisfaction of the FHLB of Cincinnati common stock ownership requirement. To satisfy the common stock ownership requirement, we would have to increase our ownership of FHLB of Cincinnati common stock by an additional $110,336. The terms of the advances include various restrictive covenants including limitations on the acquisition of additional debt in excess of specified levels. As of September 30, 2016, the Association was in compliance with all such covenants. The Association’s borrowing capacity at the FRB-Cleveland Discount Window was $90,532 at September 30, 2016.

11. OTHER COMPREHENSIVE INCOME (LOSS)
The change in accumulated other comprehensive income (loss) by component is as follows:

	Unrealized Gains (Losses) on Securities Available for Sale	Cash Flow Hedges	Defined Benefit Plan	Total
Fiscal year 2014 activity
Balance at September 30, 2013	$(2,136)	$—	$(6,468)	$(8,604)
Other comprehensive income (loss) before reclassifications, net of tax benefit of $1,504	1,223	—	(4,017)	(2,794)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax expense of $326	(179)	—	785	606
Other comprehensive income (loss)	1,044	—	(3,232)	(2,188)
Balance at September 30, 2014	$(1,092)	$—	$(9,700)	$(10,792)
Fiscal year 2015 activity
Other comprehensive income (loss) before reclassifications, net of tax benefit of $1,490	3,018	—	(5,785)	(2,767)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax expense of $265	—	—	494	494
Other comprehensive income (loss)	3,018	—	(5,291)	(2,273)
Balance at September 30, 2015	$1,926	$—	$(14,991)	$(13,065)
Fiscal year 2016 activity
Other comprehensive loss before reclassifications, net of tax benefit of $4,621	(1,510)	(2,389)	(4,682)	(8,581)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax expense of $1,089	—	1,018	1,002	2,020
Other comprehensive loss	(1,510)	(1,371)	(3,680)	(6,561)
Balance at September 30, 2016	$416	$(1,371)	$(18,671)	$(19,626)

The following table presents the reclassification adjustment out of accumulated other comprehensive income (loss) included in net income and the corresponding line item on the consolidated statements of income for the periods indicated:

Details about Accumulated Other Comprehensive Income Components	For the Years Ended September 30,			Line Item in the Statement of Income
	2016	2015	2014
Securities available for sale:
Net realized gain on securities available for sale	$—	$—	$(276)	Other
Income tax	—	—	97	Income tax expense
Net of income tax	$—	$—	$(179)

Cash flow hedges:
Interest expense, effective portion	$1,567	$—	$—	Interest expense
Income tax	(549)	—	—	Income tax expense
Net of income tax	$1,018	$—	$—

Amortization of pension plan:
Actuarial loss	$1,542	$759	$296	(a)
Realized loss due to settlement	—	—	912	(a)
Income tax	(540)	(265)	(423)	Income tax expense
Net of income tax	1,002	494	785
Total reclassifications for the period	$2,020	$494	$606
(a) These items are included in the computation of net period pension cost. See Note 13. Employee Benefit Plans for additional disclosure.
12. INCOME TAXES
The components of the income tax provision are as follows:

	Year Ended September 30,
	2016	2015	2014
Current tax expense:
Federal	$29,833	$27,056	$22,983
State	878	564	324
Deferred tax expense (benefit):
Federal	11,045	9,605	9,659
State	54	(421)	—
Income tax provision	$41,810	$36,804	$32,966
Reconciliation from tax at the statutory rate to the income tax provision is as follows:

	Year Ended September 30,
	2016	2015	2014
Tax at statutory rate	35.0%	35.0%	35.0%
State tax, net	0.5	0.1	0.2
Non-taxable income from bank owned life insurance contracts	(2.1)	(2.4)	(2.3)
Other, net	0.8	0.9	0.4
Income tax provision	34.2%	33.6%	33.3%

Temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities that gave rise to significant portions of net deferred taxes relate to the following:

	September 30,
	2016	2015
Deferred tax assets:
Loan loss reserve	$30,240	$33,767
Deferred compensation	11,796	12,536
Pension	5,790	4,931
Property, equipment and software basis difference	1,759	2,466
Other	3,234	3,158
Total deferred tax assets	52,819	56,858
Deferred tax liabilities:
FHLB stock basis difference	7,826	7,808
Mortgage servicing rights	1,322	1,194
Goodwill	3,434	3,431
Deferred loan costs, net of fees	11,131	8,095
Other	3,033	2,690
Total deferred tax liabilities	26,746	23,218
Net deferred tax asset	$26,073	$33,640
In the accompanying statement of condition the net deferred tax asset is included in Other assets.
A valuation allowance is established to reduce deferred tax assets if it is more likely than not that the related tax benefits will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. There was no valuation allowance required at September 30, 2016 or 2015.
Retained earnings at September 30, 2016 and 2015 included approximately $104,861 for which no provision for federal or state income tax has been made. This amount represents allocations of income during years prior to 1988 to bad debt deductions for tax purposes only. These qualifying and nonqualifying base year reserves and supplemental reserves will be recaptured into income in the event of certain distributions and redemptions. Such recapture would create income for tax purposes only, which would be subject to the then current corporate income tax rate. However, recapture would not occur upon the reorganization, merger, or acquisition of the Association, nor if the Association is merged or liquidated tax-free into a bank or undergoes a charter change. If the Association fails to qualify as a bank or merges into a nonbank entity, these reserves will be recaptured into income.
The provisions of Accounting for Uncertainty in Income Taxes, codified within FASB ASC 740 “Income Taxes,” prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement for a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Tax positions must meet a more-likely-than-not recognition threshold in order for the related tax benefit to be recognized or continue to be recognized. As of September 30, 2016, 2015 and 2014, the Company had no unrecognized tax benefits. The Company does not anticipate the total amount of unrecognized tax benefits to significantly change within the next 12 months.

The Company recognizes interest and penalties on income tax assessments or income tax refunds, where applicable, in the financial statements as a component of its provision for income taxes. The Company recognized interest expense of $0, $0 and $1, net of tax, during the years ended September 30, 2016, 2015 and 2014, respectively. Total interest accrued was $0 at September 30, 2016 and 2015.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and city jurisdictions. With few exceptions, the Company is no longer subject to income tax examinations in its major jurisdictions for tax years prior to 2013.

The Company makes certain investments in limited partnerships which invest in affordable housing projects that qualify for the Low Income Housing Tax Credit. The Company acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnership. The Company accounts for its interests in LIHTCs using the proportional amortization method. The impact of the Company's investments in tax credit entities on the provision for income taxes was not material at September 30, 2016, 2015 and 2014.
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
The following table sets forth the change in projected benefit obligation for the defined benefit plan:

	September 30,
	2016	2015
Projected benefit obligation at beginning of year	$76,735	$73,482
Interest cost	3,288	3,130
Actuarial loss and other	7,464	3,926
Benefits paid	(3,269)	(3,803)
Projected benefit obligation at end of year	$84,218	$76,735
The following table reconciles the beginning and ending balances of the fair value of Plan assets and presents the funded status of the Plan recognized in the statement of condition at the September 30 measurement dates:

	September 30,
	2016	2015
Fair value of plan assets at beginning of the year	$60,849	$63,212
Actual return on plan assets	4,371	(560)
Employer contributions	4,000	2,000
Benefits paid	(3,269)	(3,803)
Fair value of plan assets at end of year	$65,951	$60,849
Funded status of the plan—asset (liability)	$(18,267)	$(15,886)
The components of net periodic benefit cost recognized in the statement of income are as follows:

	Year Ended September 30,
	2016	2015	2014
Interest Cost	3,288	3,130	3,204
Expected return on plan assets	(4,111)	(4,414)	(4,221)
Amortization of net loss and other	1,542	759	296
Recognized net loss due to settlement	—	—	912
Net periodic benefit (income) cost	$719	$(525)	$191
There were no required minimum employer contributions during the fiscal year ended September 30, 2016. The Company made a voluntary contribution of $4,000 during the current fiscal year.

Plan assets carried at fair value are classified into one of the three levels of the fair value hierarchy based on an assessment of inputs used in the valuation techniques. See Note 16. Fair Value for additional information about fair value measurements, the fair value hierarchy, and a description of the inputs used within each level of the hierarchy.
Plan assets consist of investments in pooled separate accounts that invest in mutual funds, equity securities, debt securities, or real estate investments. Pooled separate accounts are valued at net asset value of shares held by the Plan at the reporting date. Net asset value is categorized as a level 2 fair value measurement except when the investment so measured could not have been redeemed at net asset value as of the measurement date. At September 30, 2016 and 2015, there were no such restrictions on Plan assets. Unless otherwise restricted, pooled separate accounts can be redeemed on a daily basis.
The following tables present the fair value of Plan assets at the measurement date.

	September 30, 2016	Recurring Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Pooled Separate Accounts	$65,951	$—	$65,951	$—

		Recurring Fair Value Measurements at Reporting Date Using
	September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Pooled Separate Accounts	$60,849	$—	$60,849	$—
  ______________________
The following additional information is provided with respect to the Plan:

	September 30,
	2016	2015	2014
Assumptions and dates used to determine benefit obligations:
Discount rate	3.75%	4.40%	4.40%
Rate of compensation increase	n/a	n/a	n/a

Assumptions used to determine net periodic benefit cost:
Discount rate	4.40%	4.40%	4.90%
Long-term rate of return on plan assets	7.50%	7.50%	7.50%
Rate of compensation increase (graded scale)	n/a	n/a	n/a

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

Expected Benefit Payments During the Fiscal Years Ending September 30:
2017	$4,790
2018	3,550
2019	3,800
2020	4,160
2021	4,110
Aggregate expected benefit payments during the five fiscal year period beginning October 1, 2022, and ending September 30, 2026	22,320
Minimum employer contributions expected to be paid during the fiscal year ending September 30, 2017	—
Effective September 30, 2006, the Company adopted the provisions of FASB ASC 715 “Compensation – Retirement Benefits” which requires an employer to recognize the funded status of its Plan in the statement of financial condition by a charge to AOCI. For the fiscal years ended September 30, 2016, 2015, and 2014, AOCI includes pretax net actuarial losses of $28,725, $23,063, and $14,922, respectively, which have not been recognized as components of net periodic benefit costs as of the measurement date (there was no transition obligation at any date).
The Company expects that $2,126 of net actuarial losses will be recognized as AOCI components of net periodic benefit cost during the fiscal year ended September 30, 2017.
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
The total of the Company’s matching and discretionary contributions related to the 401(k) savings plan for the years ended September 30, 2016, 2015 and 2014 was $3,412, $3,204 and $2,907, respectively.
Employee (Associate) Stock Ownership Plan—The Company established an ESOP for its employees effective January 1, 2006. The ESOP is a tax-qualified plan designed to invest primarily in the Company’s common stock and provides employees with an opportunity to receive a funded retirement benefit, based primarily on the value of the Company’s common stock. The ESOP covers all eligible employees of the Company and its wholly-owned subsidiaries. Employees are eligible to participate in the ESOP after attainment of age 18, completion of 1,000 hours of service, and employment on the last day of the plan’s calendar year. Company contributions to the plan are at the discretion of the Board of Directors. The ESOP is accounted for in accordance with the provisions for stock compensation in FASB ASC 718. Compensation expense for the ESOP is based on the market price of the Company’s stock and is recognized as shares are committed to be released to participants. The total compensation expense related to this plan in the 2016, 2015 and 2014 fiscal years was $7,714, $6,617 and $5,554, respectively.
The ESOP was authorized to purchase, and did purchase, 11,605,824 shares of the Company’s common stock at a price of $10 per share with a 2006 plan year cash contribution and the proceeds of a loan from the Company to the ESOP. The outstanding loan principal balance as of September 30, 2016 and 2015 was $65,462 and $69,110, respectively. Shares of the Company’s common stock pledged as collateral for the loan are released from the pledge for allocation to participants as loan payments are made. At September 30, 2016, 5,539,068 shares have been allocated to participants and 325,005 shares were committed to be released. Shares that are committed to be released will be allocated to participants at the end of the plan year (December 31). ESOP shares that are unallocated or not yet committed to be released totaled 5,741,751 at September 30, 2016, and had a fair market value of $102,261. Participants have the option to receive dividends on allocated shares in cash or leave the dividend in the ESOP. Dividends are reinvested in Company stock for those participants who choose to leave their dividends in the ESOP or who do not make an election. The purchase of Company stock for reinvestment of dividends is made in the open market on or about the date of the cash disbursement to the participants who opt to take dividends in cash.

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
During the year ended September 30, 2016, the Compensation Committee of the Company’s Board of Directors approved the issuance of an additional 393,500 stock options and 55,600 restricted stock units to certain directors, officers and employees of the Company. The awards were made pursuant to the Equity Plan.
FASB ASC 718 requires the Company to report as a financing cash flow the benefits of realized tax deductions in excess of the deferred tax benefits previously recognized for compensation expense. The Company recorded an excess tax benefit of $3,198, $1,582, and $91 for 2016, 2015 and 2014, respectively.
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
During the years ended September 30, 2016, 2015 and 2014, the Company recorded $5,723, $7,363 and $6,862, respectively, of share-based compensation expense, comprised of stock option expense of $2,473, $3,391 and $3,195, respectively and restricted stock units expense of $3,250, $3,972 and $3,667, respectively. The tax benefit recognized in net income related to share-based compensation expense was $1,776, $2,505 and $2,342, respectively.
The following is a summary of the status of the Company’s restricted stock units as of September 30, 2016 and changes therein during the year then ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Outstanding at September 30, 2015	1,264,625	$12.67
Granted	55,600	$19.06
Exercised	(133,868)	$12.35
Forfeited	(2,000)	$15.08
Outstanding at September 30, 2016	1,184,357	$13.00
Vested and exercisable, at September 30, 2016	512,393	$11.95
Vested and expected to vest, at September 30, 2016	1,180,564	$12.99
The weighted average grant date fair value of restricted stock units granted during the years ended September 30, 2016, 2015 and 2014 was $19.06, $14.98 and $11.73 per share, respectively. The total fair value of restricted stock units vested during the years ended September 30, 2016, 2015 and 2014 was $2,519, $5,042, and $2,235, respectively. Expected future compensation expense relating to the non-vested restricted stock units at September 30, 2016 is $2,426 over a weighted average period of 2.09 years.

The following is a summary of the Company’s stock option activity and related information for the Equity Plan for the year ended September 30, 2016:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2015	6,943,770	$11.91	5.35	$37,110
Granted	393,500	$19.06
Exercised	(2,371,513)	$11.59		$15,084
Forfeited	(4,000)	$15.08		$11
Outstanding at September 30, 2016	4,961,757	$12.62	5.76	$26,228
Vested and exercisable, at September 30, 2016	3,334,362	$11.13	4.44	$22,260
Vested or expected to vest, at September 30, 2016	4,957,131	$12.62	5.76	$26,216

The fair value of the option grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions.

	2016	2015
Expected dividend yield	2.10%	1.88%
Expected volatility	22.03%	23.99%
Risk-free interest rate	1.86%	1.79%
Expected option term (in years)	6.00	6.16
The expected dividend yield for 2016 was estimated on the then current annualized dividend payout of $0.40 per share which was not expected to change. The expected dividend yield for 2015 was estimated based on the then current annualized dividend payout of $0.28 per share which was not expected to change. Volatility of the company’s stock was used in the estimation of fair value. Management estimated the expected life of the options using the simplified method allowed under SEC Staff Accounting Bulletin 110, which expresses the views of the SEC regarding the use of a “simplified” method, as discussed in Staff Accounting Bulletin No. 107. The five and seven year Treasury yield in effect at the time of the grant provides the risk-free rate of return for periods within the expected term of the options.
The weighted average grant date fair value of options granted during the years ended September 30, 2016, 2015 and 2014 was $3.48, $3.08, and $3.39 per share, respectively. Expected future compensation expense relating to the non-vested options outstanding as of September 30, 2016 is $2,137 over a weighted average period of 2.39 years. Upon exercise of vested options, management expects to draw on treasury stock as the source of the shares. At September 30, 2016, the number of common shares authorized for award under the Equity Plan was 23,000,000, of which 11,371,924 shares remain available for future award.
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

At September 30, 2016, the Company had commitments to originate loans as follows:

Fixed-rate mortgage loans	$337,036
Adjustable-rate mortgage loans	328,393
Equity loans and lines of credit including bridge loans	79,554
Total	$744,983

At September 30, 2016, the Company had unfunded commitments outstanding as follows:

Equity lines of credit	$1,246,624
Construction loans	36,155
Limited partner investments	11,541
Total	$1,294,320
At September 30, 2016, the unfunded commitment on home equity lines of credit, including commitments for accounts suspended as a result of material default or a decline in equity, is $1,368,479.
In management’s opinion, the above commitments will be funded through normal operations.
The Company and its subsidiaries are subject to various legal and regulatory actions arising in the normal course of business.  In the opinion of management, the resolution of these actions are not expected to have a material adverse effect on the Company’s consolidated financial condition, results of operation, or statements of cash flows.
16. FAIR VALUE
Under U.S. GAAP, fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date under current market conditions and a fair value framework is established whereby assets and liabilities measured at fair value are grouped into three levels of a fair value hierarchy, based on the transparency of inputs and the reliability of assumptions used to estimate fair value. The Company’s policy is to recognize transfers between levels of the hierarchy as of the end of the reporting period in which the transfer occurs. The three levels of inputs are defined as follows:

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

As permitted under the fair value guidance in U.S. GAAP, the Company elects to measure at fair value, mortgage loans classified as held for sale that are subject to pending agency contracts to securitize and sell loans. This election is expected to reduce volatility in earnings related to market fluctuations between the contract trade and settlement dates. At September 30, 2016 and 2015, respectively, there were no loans held for sale, subject to pending agency contracts for which the fair value option was elected. For the years ended September 30, 2016, 2015 and 2014, net gain (loss) on the sale of loans includes $0, $(111) and $14, respectively, related to changes during the period in the fair value of loans held for sale subject to pending agency contracts.
Presented below is a discussion of the methods and significant assumptions used by the Company to estimate fair value.
Investment Securities Available for Sale—Investment securities available for sale are recorded at fair value on a recurring basis. At September 30, 2016 and 2015, respectively, this includes $517,866 and $585,053 of investments in U.S. government and agency obligations including U.S. Treasury notes and sequentially structured, highly liquid collateralized mortgage obligations issued by Fannie Mae, Freddie Mac, and Ginnie Mae. The fair values of investment securities are measured using the market approach and represent price estimates obtained from third party independent nationally recognized pricing services using pricing models or quoted prices of securities with similar characteristics. They are included in Level 2 of the hierarchy. At the time of initial measurement and, subsequently, when changes in methodologies occur, management obtains and reviews documentation of pricing methodologies used by third party pricing services to verify that prices are determined in accordance with fair value guidance in U.S. GAAP and to ensure that assets are properly classified in the fair value hierarchy. Additionally, third party pricing is reviewed on a monthly basis for reasonableness based on the market knowledge and experience of company personnel that interact daily with the markets for these types of securities.
Mortgage Loans Held for Sale—The fair value of mortgage loans held for sale is estimated on an aggregate basis using a market approach based on quoted secondary market pricing for loan portfolios with similar characteristics. Loans held for sale are carried at the lower of cost or fair value except, as described above, the Company elects the fair value measurement option for mortgage loans held for sale subject to pending agency contracts to securitize and sell loans. Loans held for sale are included in Level 2 of the hierarchy. At September 30, 2016 and 2015, respectively, there were no loans held for sale measured at fair value and $4,686 and $116 of loans held for sale carried at cost.
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
Loans held for investment that have been restructured in TDRs and are performing according to the restructured terms of the loan agreement are individually evaluated for impairment using the present value of future cash flows based on the loan’s effective interest rate, which is not a fair value measurement. At September 30, 2016 and 2015, respectively, this included $102,079 and $103,777 in recorded investment of TDRs with related allowances for loss of $12,432 and $14,117.
Real Estate Owned—Real estate owned includes real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of the cost basis or fair value less estimated costs to dispose. Fair value is estimated under the market approach using independent third party appraisals. As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions. At September 30, 2016 and 2015, these adjustments were not significant to reported fair values. At September 30, 2016 and 2015, respectively, $4,192 and $15,094 of real estate owned is included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis where the cost basis equals or exceeds the estimate of fair values less costs to dispose of these properties. At September 30, 2016 and 2015, respectively, real estate owned, as reported in the Consolidated Statements of Condition, includes estimated costs to dispose of $521 and $1,756 related to properties measured at fair value. Also included in real estate owned are $3,132 and $4,154 of properties carried at their original or adjusted cost basis at September 30, 2016 and 2015, respectively.
Derivatives—Derivative instruments include interest rate locks on commitments to originate loans for the held for sale portfolio, forward commitments on contracts to deliver mortgage loans, and interest rate swaps designated as cash flow hedges. Derivatives not designated as cash flow hedges are reported at fair value in other assets or other liabilities on the Consolidated Statement of Condition with changes in value recorded in current earnings. Derivatives qualifying as cash flow hedges, when highly effective, are reported at fair value in other assets or other liabilities on the Consolidated Statement of Condition with changes in value recorded in OCI. Should the hedge no longer be considered effective, the ineffective portion of the change in fair value is recorded directly in earnings in the period in which the change occurs. See Note 17. Derivative Instruments for additional details. Fair value of forward commitments is estimated using a market approach based on quoted secondary market pricing for loan portfolios with characteristics similar to loans underlying the derivative contracts. The fair value of interest rate lock commitments is adjusted by a closure rate based on the estimated percentage of commitments that will result in closed loans. The range and weighted average impact of the closure rate is included in quantitative information about significant unobservable inputs later in this note. A significant change in the closure rate may result in a significant change in the ending fair value measurement of these derivatives relative to their total fair value. Because the closure rate is a significantly unobservable assumption, interest rate lock commitments are included in Level 3 of the hierarchy. Forward commitments on contracts to deliver mortgage loans and interest rate swaps are included in Level 2 of the hierarchy.

Assets and liabilities carried at fair value on a recurring basis in the Consolidated Statements of Condition at September 30, 2016 and 2015 are summarized below. There were no liabilities carried at fair value on a recurring basis at September 30, 2015.

		Recurring Fair Value Measurements at Reporting Date Using
	September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment securities available for sale:
REMIC’s	$507,997	$—	$507,997	$—
Fannie Mae certificates	9,869	—	9,869	—
Derivatives:
Interest rate lock commitments	99	—	—	99
Interest rate swaps	772	—	772	—
Total	$518,737	$—	$518,638	$99
Liabilities
Derivatives:
Interest rate swaps	2,880	—	2,880	—
Total	$2,880	$—	$2,880	$—

		Recurring Fair Value Measurements at Reporting Date Using
	September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment securities available for sale:
U.S. government and agency obligations	$2,002	$—	$2,002	$—
REMIC’s	572,451	—	572,451	—
Fannie Mae certificates	10,600	—	10,600	—
Derivatives:
Interest rate lock commitments	79	—	—	79
Total	$585,132	$—	$585,053	$79
The table below presents a reconciliation of the beginning and ending balances and the location within the Consolidated Statements of Income where gains due to changes in fair value are recognized on interest rate lock commitments which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Interest Rate Lock Commitments
	Year Ended September 30,
	2016	2015	2014
Beginning balance	$79	$59	$158
Gain (loss) during the period due to changes in fair value:
Included in other non-interest income	20	20	(99)
Ending balance	$99	$79	$59
Change in unrealized gains for the period included in earnings for assets held at end of the reporting date	$99	$79	$59

Summarized in the tables below are those assets measured at fair value on a nonrecurring basis. This includes loans held for investment that are individually evaluated for impairment, excluding performing TDRs valued using the present value of cash flow method, and properties included in real estate owned that are carried at fair value less estimated costs to dispose at the reporting date.

		Nonrecurring Fair Value Measurements at Reporting Date Using
	September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans, net of allowance	$92,576	$—	$—	$92,576
Real estate owned(1)	4,192	—	—	4,192
Total	$96,768	$—	$—	$96,768
______________________
(1) Amounts represent fair value measurements of properties before deducting estimated costs to dispose.

		Nonrecurring Fair Value Measurements at Reporting Date Using
	September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans, net of allowance	$108,194	$—	$—	$108,194
Real estate owned(1)	15,094	—	—	15,094
Total	$123,288	$—	$—	$123,288
 ______________________
(1)    Amounts represent fair value measurements of properties before deducting estimated costs to dispose.
The following provides quantitative information about significant unobservable inputs categorized within Level 3 of the Fair Value Hierarchy.

	Fair Value						Weighted
	9/30/2016	Valuation Technique(s)	Unobservable Input	Range			Average
Impaired loans, net of allowance	$92,576	Market comparables of collateral discounted to estimated net proceeds	Discount appraised value to estimated net proceeds based on historical experience:
			• Residential Properties	0	-	26%	8.2%

Interest rate lock commitments	$99	Quoted Secondary Market pricing	Closure rate	0	-	100%	93.0%

	Fair Value						Weighted
	9/30/2015	Valuation Technique(s)	Unobservable Input	Range			Average
Impaired loans, net of allowance	$108,194	Market comparables of collateral discounted to estimated net proceeds	Discount appraised value to estimated net proceeds based on historical experience:
			• Residential Properties	0	-	24%	8.0%

Interest rate lock commitments	$79	Quoted Secondary Market pricing	Closure rate	0	-	100%	78.7%

The following table presents the carrying amount and estimated fair value of the Company’s financial instruments.

	September 30, 2016
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and due from banks	$27,914	$27,914	$27,914	$—	$—
Interest earning cash equivalents	203,325	203,325	203,325	—	—
Investment securities available for sale	517,866	517,866	—	517,866	—
Mortgage loans held for sale	4,686	4,839	—	4,839	—
Loans-net:
Mortgage loans held for investment	11,705,688	12,177,536	—	—	12,177,536
Other loans	3,116	3,277	—	—	3,277
Federal Home Loan Bank stock	69,853	69,853	N/A	—	—
Accrued interest receivable	32,818	32,818	—	32,818	—
Cash collateral held by counterparty	10,480	10,480	10,480	—	—
Derivatives	871	871	—	772	99
Liabilities:
Checking and passbook accounts	$2,509,800	$2,509,800	$—	$2,509,800	$—
Certificates of deposit	5,821,568	5,832,958	—	5,832,958	—
Borrowed funds	2,718,795	2,740,565	—	2,740,565	—
Borrowers’ advances for taxes and insurance	92,313	92,313	—	92,313	—
Principal, interest and escrow owed on loans serviced	49,401	49,401	—	49,401	—
Derivatives	2,880	2,880	—	2,880	—

	September 30, 2015
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and due from banks	$22,428	$22,428	$22,428	$—	$—
Interest earning cash equivalents	132,941	132,941	132,941	—	—
Investment securities available for sale	585,053	585,053	—	585,053	—
Mortgage loans held for sale	116	119	—	119	—
Loans-net:
Mortgage loans held for investment	11,184,115	11,650,701	—	—	11,650,701
Other loans	3,468	3,645	—	—	3,645
Federal Home Loan Bank stock	69,470	69,470	N/A	—	—
Accrued interest receivable	32,490	32,490	—	32,490	—
Private equity investments	255	255	—	—	255
Derivatives	79	79	—	—	79
Liabilities:
Checking and passbook accounts	$2,605,391	$2,605,391	$—	$2,605,391	$—
Certificates of deposit	5,680,467	5,634,860	—	5,634,860	—
Borrowed funds	2,168,627	2,196,476	—	2,196,476	—
Borrowers’ advances for taxes and insurance	86,292	86,292	—	86,292	—
Principal, interest and escrow owed on loans serviced	49,493	49,493	—	49,493	—
Presented below is a discussion of the valuation techniques and inputs used by the Company to estimate fair value.
Cash and Due from Banks, Interest Earning Cash Equivalents, Cash Collateral Held by Counterparty—The carrying amount is a reasonable estimate of fair value.
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
Private Equity Investments—Private equity investments are initially valued based upon transaction price. The carrying value is subsequently adjusted when it is considered necessary based on current performance and market conditions. The carrying values are adjusted to reflect expected exit values. These investments are included in Other Assets in the accompanying Consolidated Statements of Condition at fair value. There were no private equity investments included in the balance of Other Assets at September 30, 2016.
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
The following table presents additional information about the interest rate swaps used in the Company's asset liability management strategy at September 30, 2016. The Company had no swap positions at September 30, 2015.

		Average		Weighted-Average Rate
		Maturity
	Notional Value	(in years)	Fair Value	Receive	Pay
Cash flow hedges - Interest rate swaps
Pay fixed/receive float	$600,000	4.5	$(2,108)	0.79%	1.21%

Amounts reported in AOCI related to derivatives are reclassified to interest expense during the same period in which the hedged transaction affects earnings. During the next twelve months, the Company estimates that $1,787 will be reclassified to interest expense.
The Company enters into forward commitments for the sale of mortgage loans principally to protect against the risk of adverse interest rate movements on net income. The Company recognizes the fair value of such contracts when the characteristics of those contracts meet the definition of a derivative. These derivatives are not designated in a hedging relationship; therefore, gains and losses are recognized immediately in the statement of income. There were no forward commitments for the sale of mortgage loans at September 30, 2016 or September 30, 2015.
In addition, the Company is party to derivative instruments when it enters into commitments to originate a portion of its loans, which when funded, are classified as held for sale. Such commitments are not designated in a hedging relationship; therefore, gains and losses are recognized immediately in the statement of income.
The following tables provide the locations within the Consolidated Statements of Condition and the fair values for derivative instruments. The Company had no derivatives designated as hedging instruments at September 30, 2016 or 2015.

	Asset Derivatives
	At September 30, 2016		At September 30, 2015
	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments
Cash flow hedges:
Interest rate swaps	Other Assets	$772	Other Assets	$—

Derivatives not designated as hedging instruments
Interest rate lock commitments	Other Assets	$99	Other Assets	$79

	Liability Derivatives
	At September 30, 2016		At September 30, 2015
	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments
Cash flow hedges:
Interest rate swaps	Other Liabilities	$2,880	Other Liabilities	$—
The following tables present the net gains and losses recorded within the Consolidated Statements of Income and the Consolidated Statements of Comprehensive Income relating to derivative instruments.

	Location of Gain or (Loss) Recognized in Income	Amount of Gain or (Loss) Recognized in Income on Derivative
		Year Ended September 30,
		2016	2015	2014
Cash flow hedges
Amount of loss recognized, effective portion	Other comprehensive income	$(3,676)	$—	$—
Amount of loss reclassified from AOCI	Interest expense	(1,567)	—	—
Amount of ineffectiveness recognized	Other non-interest income	—	—	—

Derivatives not designated as hedging instruments
Interest rate lock commitments	Other non-interest income	$20	$20	$(99)
Forward commitments for the sale of mortgage loans	Net gain (loss) on the sale of loans	—	14	(8)
Total		$20	$34	$(107)
Derivatives contain an element of credit risk which arises from the possibility that the Company will incur a loss because a counterparty fails to meet its contractual obligations. The Company's exposure is limited to the replacement value of the contracts rather than the notional or principal amounts. Credit risk is minimized through counterparty collateral, transaction limits and monitoring procedures. Swap transactions that are handled by a registered clearing broker are cleared through the broker to a registered clearing organization. The clearing organization establishes daily cash and upfront cash or securities margin requirements to cover potential exposure in the event of default. This process shifts the risk away from the counterparty, since the clearing organization acts as the middleman on each cleared transaction. The fair values of derivative instruments are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements. Cash collateral payables or receivables associated with the derivative instruments are not added to or netted against the fair value amounts. The Company’s interest rate swaps are cleared through a registered clearing broker. At September 30, 2016 and September 30, 2015, the balance of collateral posted by the Company for derivative liabilities was $10,480 and $0, respectively.

18. PARENT COMPANY ONLY FINANCIAL STATEMENTS
The following condensed financial statements for TFS Financial Corporation (parent company only) reflect the investments in, and transactions with, its wholly-owned subsidiaries. Intercompany activity is eliminated in the consolidated financial statements.

	September 30,
	2016	2015
Statements of Condition
Assets:
Cash and due from banks	$5,102	$2,099
Other loans:
Demand loan due from Third Federal Savings and Loan	88,443	33,651
ESOP loan receivable	65,462	69,110
Investments in:
Third Federal Savings and Loan	1,475,175	1,597,791
Non-thrift subsidiaries	79,386	78,679
Prepaid federal and state taxes	374	58
Deferred income taxes	2,704	3,246
Accrued receivables and other assets	6,727	6,697
Total assets	$1,723,373	$1,791,331
Liabilities and shareholders’ equity:
Line of credit due non-thrift subsidiary	$58,890	$58,361
Accrued expenses and other liabilities	4,025	3,600
Total liabilities	62,915	61,961
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 332,318,750 shares issued; 284,219,019 and 290,882,379 outstanding at September 30, 2016 and September 30, 2015, respectively	3,323	3,323
Paid-in capital	1,716,818	1,707,629
Treasury stock, at cost; 48,099,731 and 41,436,371 shares at September 30, 2016 and September 30, 2015, respectively	(681,569)	(548,557)
Unallocated ESOP shares	(57,418)	(61,751)
Retained earnings—substantially restricted	698,930	641,791
Accumulated other comprehensive loss	(19,626)	(13,065)
Total shareholders’ equity	1,660,458	1,729,370
Total liabilities and shareholders’ equity	$1,723,373	$1,791,331

	Years Ended September 30,
	2016	2015	2014
Statements of Comprehensive Income
Interest income:
Demand loan due from Third Federal Savings and Loan	$433	$139	$166
ESOP loan	2,281	2,276	2,388
Other interest income	4	—	—
Total interest income	2,718	2,415	2,554
Interest expense:
Borrowed funds from non-thrift subsidiaries	377	253	168
Total interest expense	377	253	168
Net interest income	2,341	2,162	2,386
Non-interest income:
Intercompany service charges	90	218	600
Dividend from Third Federal Savings and Loan	60,000	66,000	85,000
Total other income	60,090	66,218	85,600
Non-interest expenses:
Salaries and employee benefits	5,543	6,216	5,921
Professional services	922	997	1,014
Office property and equipment	13	13	13
Other operating expenses	253	255	380
Total non-interest expenses	6,731	7,481	7,328
Income before income taxes	55,700	60,899	80,658
Income tax benefit	(2,915)	(2,583)	(1,870)
Income before undistributed earnings of subsidiaries	58,615	63,482	82,528
Equity in undistributed earnings of subsidiaries (dividend in excess of earnings):
Third Federal Savings and Loan	21,231	8,777	(16,974)
Non-thrift subsidiaries	707	332	337
Net income	80,553	72,591	65,891
Change in net unrealized (loss) gain on securities available for sale	(1,510)	3,018	1,044
Change in cash flow hedges	(1,371)	—	—
Change in pension obligation	(3,680)	(5,291)	(3,232)
Total other comprehensive loss	(6,561)	(2,273)	(2,188)
Total comprehensive income	$73,992	$70,318	$63,703

	Years Ended September 30,
	2016	2015	2014
Statements of Cash Flows
Cash flows from operating activities:
Net income	$80,553	$72,591	$65,891
Adjustments to reconcile net income to net cash provided by operating activities:
(Equity in undistributed earnings of subsidiaries) dividend in excess of earnings:
Third Federal Savings and Loan	(21,231)	(8,777)	16,974
Non-thrift subsidiaries	(707)	(332)	(337)
Deferred income taxes	542	(261)	(491)
ESOP and Stock-based compensation expense	2,435	3,205	2,879
Net (increase) decrease in interest receivable and other assets	(346)	2,166	(215)
Net increase (decrease) in accrued expenses and other liabilities	359	107	(193)
Net cash provided by operating activities	61,605	68,699	84,508
Cash flows from investing activities:
(Increase) decrease in balances lent to Third Federal Savings and Loan	(54,792)	122,257	14,160
Repayment of capital contribution from Third Federal Savings and Loan	150,000	—	—
Net cash provided by investing activities	95,208	122,257	14,160
Cash flows from financing activities:
Principal reduction of ESOP loan	3,648	3,534	3,422
Purchase of treasury shares	(128,361)	(172,546)	(101,363)
Dividends paid to common shareholders	(23,414)	(19,490)	(4,886)
Excess tax benefit related to stock-based compensation	1,485	484	91
Acquisition of treasury shares through net settlement for taxes	(7,697)	(4,111)	—
Net increase in borrowings from non-thrift subsidiaries	529	1,173	4,068
Net cash used in financing activities	(153,810)	(190,956)	(98,668)
Net increase in cash and cash equivalents	3,003	—	—
Cash and cash equivalents—beginning of year	2,099	2,099	2,099
Cash and cash equivalents—end of year	$5,102	$2,099	$2,099
19. EARNINGS PER SHARE
Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. For purposes of computing earnings per share amounts, outstanding shares include shares held by the public, shares held by the ESOP that have been allocated to participants or committed to be released for allocation to participants, the 227,119,132 shares held by Third Federal Savings, MHC, and, for purposes of computing dilutive earnings per share, stock options and restricted stock units with a dilutive impact. Unvested shares awarded pursuant to the Company's restricted stock plans are treated as participating securities in the computation of EPS pursuant to the two-class method as they contain nonforfeitable rights to dividends. The two-class method is an earnings allocation that determines EPS for each class of common stock and participating security. At September 30, 2016 and 2015, respectively, the ESOP held 5,741,751 and 6,175,091 shares that were neither allocated to participants nor committed to be released to participants.

The following is a summary of the Company’s earnings per share calculations.

	For the Year Ended September 30, 2016
	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$80,553
Less: income allocated to restricted stock units	761
Basic earnings per share:
Income available to common shareholders	79,792	281,566,648	$0.28
Diluted earnings per share:
Effect of dilutive potential common shares		2,219,065
Income available to common shareholders	$79,792	283,785,713	$0.28

	For the Year Ended September 30, 2015
	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$72,591
Less: income allocated to restricted stock units	626
Basic earnings per share:
Income available to common shareholders	71,965	289,935,861	$0.25
Diluted earnings per share:
Effect of dilutive potential common shares		2,274,556
Income available to common shareholders	$71,965	292,210,417	$0.25

	For the Year Ended September 30, 2014
	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$65,891
Less: income allocated to restricted stock units	384
Basic earnings per share:
Income available to common shareholders	65,507	298,974,062	$0.22
Diluted earnings per share:
Effect of dilutive potential common shares		1,582,705
Income available to common shareholders	$65,507	300,556,767	$0.22
The following is a summary of outstanding stock options that are excluded from the computation of diluted earnings per share because their inclusion would be anti-dilutive. No restricted stock units were anti-dilutive for the years ended September 30, 2016, 2015, and 2014.

	For the Year Ended September 30,
	2016	2015	2014
Options to purchase shares	393,500	1,382,900	829,300
20. RELATED PARTY TRANSACTIONS
The Company has made loans and extensions of credit, in the ordinary course of business, to certain Directors. These loans were under normal credit terms, including interest rate and collateralization, and do not represent more than the normal risk of collection. The aggregate amount of loans to such related parties at September 30, 2016 and 2015 was $181 and $189, respectively. None of these loans were past due, considered impaired or on nonaccrual at September 30, 2016.

21. RECENT ACCOUNTING PRONOUNCEMENTS
Pending as of September 30, 2016
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in this Update address eight specific cash flow issues with the objective of reducing the existing diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and Other Topics. Current GAAP either is unclear or does not include specific guidance on these eight issues. The Company is currently evaluating the impact this new standard will have on its consolidated financial condition or results of operations.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments in this Update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and require consideration of a broader range of information, including reasonably supportable forecasts, in the measurement of expected credit losses. The amendments expand disclosures of credit quality indicators, requiring disaggregation by year of origination (vintage). Additionally, credit losses on available for sale debt securities will be recognized as an allowance rather than a write-down, with reversals permitted as credit loss estimates decline. An entity will apply the amendments in this Update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). For public business entities that are SEC filers, the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that this accounting guidance may have on its consolidated financial condition or results of operations.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. Under the ASU, an entity recognizes all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement. This change eliminates the notion of the APIC pool and reduces the complexity and cost of accounting for excess tax benefits and tax deficiencies. Excess tax benefits and tax deficiencies are considered discrete items in the reporting period they occur and are not included in the estimate of an entity’s annual effective tax rate. Additionally, this update permits an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur. This accounting guidance is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted. The Company plans to adopt the standard effective October 1, 2016. Upon adoption, the Company intends to elect to account for forfeitures of stock-based compensation awards when they occur. Excess tax benefits and tax deficiencies will be recognized in the provision for income taxes on the consolidated statement of operations and will be presented within operating activities on the consolidated statement of cash flows beginning October 1, 2016. Additionally, the calculation of diluted shares outstanding under the treasury stock method will exclude excess tax benefits in future periods.
In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815), Effects of Derivative Contract Novations on Existing Hedge Accounting Relationships. This amendment clarifies that a change in counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedging accounting criteria continue to be met. This accounting guidance will be effective for financial statements issued for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. The adoption of this accounting guidance is not expected to materially affect the Company's consolidated financial condition or results of operations.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This guidance changes the accounting treatment of leases by requiring lessees to recognize operating leases on the balance sheet as lease assets (a right-to-use asset) and lease liabilities (a liability to make lease payments), measured on a discounted basis. An accounting policy election to not recognize operating leases with terms of 12 months or less as assets and liabilities is permitted. This guidance will be effective for the fiscal year beginning after December 15, 2018. A modified retrospective approach is required that includes a number of optional practical expedients to address leases that commenced before the effective date. The Company is currently evaluating the impact this new standard will have on its consolidated financial condition or results of operations.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. This accounting guidance requires equity investments not accounted for under the equity method of accounting or consolidated to be measured at fair value with changes recognized in net income. If there are no readily determinable fair values, the guidance allows entities to measure investments at cost less impairment, whereby impairment is based on a qualitative assessment. The guidance eliminates the requirement to disclose the methods and significant assumptions used to estimate fair value of financial instruments measured at amortized cost. If an entity has elected the fair value option to measure liabilities, the new accounting guidance requires the portion of the change in fair value of a liability resulting from credit risk to be presented in OCI. This accounting and disclosure guidance will be effective for the fiscal year beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact that this accounting guidance may have on its consolidated financial condition or results of operations.
In May 2015, the FASB issued ASU 2015-07, Fair Value Measurement (Topic 820), Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share. This guidance eliminates the requirement to categorize investments measured at net value per share (or its equivalent) using the practical expedient in the fair value hierarchy table and eliminates certain disclosures required for these investments. Entities will continue to provide information helpful to understanding the nature and risks of these investments and whether the investments, if sold, are probable of being sold at amounts different from net asset value. The amendments in this Update are effective for public companies for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The adoption of this disclosure guidance is not expected to materially affect the Company's consolidated financial condition or results of operations.
In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810), Amendments to the Consolidation Analysis. This accounting guidance changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The new guidance amends the current accounting guidance to address limited partnerships and similar legal entities, certain investment funds, fees paid to a decision maker or service provider, and the impact of fee arrangements and related parties on the primary beneficiary determination. This accounting guidance will be effective for annual periods beginning after December 15, 2015. Early adoption is permitted. A reporting entity may apply the ASU by using a modified retrospective approach (by recording a cumulative-effect adjustment to equity as of the beginning of the year of adoption) or a full retrospective approach (by restating all periods presented). The Company will adopt this guidance for the annual period beginning October 1, 2016. The adoption of this accounting guidance is not expected to have a material effect on the Company's consolidated financial condition or results of operations.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), that revises the criteria for determining when to recognize revenue from contracts with customers and expands disclosure requirements. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. In August 2015, the FASB issued ASU 2015-14 which defers the effective date of ASU 2014-09 by one year, annual reporting periods and interim period within those annual periods beginning after December 15, 2017. Additionally, the FASB has recently issued and proposed updates to certain aspects of the guidance. The Company's preliminary analysis suggests that the adoption of this accounting guidance is not expected to have a material effect on its consolidated financial condition or results of operations.
Adopted in fiscal year ended September 30, 2016
ASU 2015-12, "Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), Health and Welfare Benefit Plans (Topic 965): (Part I) Fully Benefit-Responsive Investment Contracts, (Part II) Plan Investment Disclosures, (Part III) Measurement Date Practical Expedient." Part II of the ASU eliminates the requirements to disclose individual investments that represent five percent or more of net assets available for benefits and the net appreciation or depreciation in fair value of investments by general type. It also simplifies the level of disaggregation of investments that are measured using fair value. Parts I and III of the ASU are not applicable to the Plan. The only impact of these amendments on the Company's consolidated financial statements is the reduction of asset category detail in the Employee Benefits Plan footnote.
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

22. SELECTED QUARTERLY DATA (UNAUDITED)
The following tables are a summary of certain quarterly financial data for the fiscal years ended September 30, 2016 and 2015.

	Fiscal 2016 Quarter Ended
	December 31	March 31	June 30	September 30
	(In thousands, except per share data)
Interest income	$96,431	$97,145	$96,993	$97,872
Interest expense	28,790	29,386	29,604	30,246
Net interest income	67,641	67,759	67,389	67,626
Provision for loan losses	(1,000)	(1,000)	(3,000)	(3,000)
Net interest income after provision for loan losses	68,641	68,759	70,389	70,626
Non-interest income	6,117	6,703	6,108	6,024
Non-interest expense	47,633	46,341	44,976	42,054
Income before income tax	27,125	29,121	31,521	34,596
Income tax expense	9,274	9,845	10,901	11,790
Net income	$17,851	$19,276	$20,620	$22,806
Earnings per share—basic and diluted	$0.06	$0.07	$0.07	$0.08

	Fiscal 2015 Quarter Ended
	December 31	March 31	June 30	September 30
	(In thousands, except per share data)
Interest income	$95,736	$95,647	$95,672	$96,422
Interest expense	28,600	28,225	28,083	28,442
Net interest income	67,136	67,422	67,589	67,980
Provision for loan losses	2,000	1,000	—	(6,000)
Net interest income after provision for loan losses	65,136	66,422	67,589	73,980
Non-interest income	5,953	5,895	6,126	6,286
Non-interest expense	45,973	48,829	47,819	45,371
Income before income tax	25,116	23,488	25,896	34,895
Income tax expense	8,472	7,822	8,638	11,872
Net income	$16,644	$15,666	$17,258	$23,023
Earnings per share—basic and diluted	$0.06	$0.05	$0.06	$0.08
Per share amounts for the full fiscal year, as reported in the Consolidated Statements of Income may differ from the totals of the four fiscal quarters as presented above, due to rounding.

FORM 10-K EXHIBIT INDEX

Exhibit Number	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previous Filed with SEC

2.1	TFS Financial Corporation Stock Issuance Plan, dated May 25, 2006	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 2 therein)

3.1	Amended and Restated Charter of TFS Financial Corporation, dated January 16, 2007	Amendment No. 2 to Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on February 9, 2006; Exhibit 3.2 therein)

3.2	Amended and Restated Bylaws of TFS Financial Corporation	Current Report on Form 8-K No. 001-33390 (filed with the SEC on April 28, 2008; Exhibit 3.2 therein)

4.1	Form of Common Stock Certificate of TFS Financial Corporation	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 4 therein)

10.1	[Intentionally omitted]

10.2	Financial, Retirement & Estate Planning Program as amended and restated January 1, 2006	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.2 therein)

10.3	Resolution Regarding Executive Physical Program, dated May 16, 2002	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.3 therein)

10.4	Company Car Program, dated February 24, 1995	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.4 therein)

10.5	Executive Retirement Benefit Plan I, dated January 1, 2006	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.5 therein)

10.6	Benefit Equalization Plan, dated January 1, 2005	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.6 therein)

10.7	Split Dollar Agreement, dated January 29, 2002	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.7 therein)

10.8	Resolution Regarding Supplemental Split Dollar Life Insurance Plan, dated August 22, 2002	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.8 therein)

10.9	Amendment No. 1 to Employee Stock Ownership Plan, dated February 22, 2007	Quarterly Report on Form 10-Q No. 001-33390 (filed with the SEC on May 15, 2007; Exhibit 10.9 therein)

10.10	2008 Equity Incentive Plan	Current Report on Form 8-K No. 001-33390 (filed with the SEC on May 30, 2008; Exhibit 10.1 therein)

10.11	Management Incentive Compensation Plan	Current Report on Form 8-K No. 001-33390 (filed with the SEC on May 30, 2008; Exhibit 10.2 therein)

10.12	First Amendment to the Restricted Stock Unit Award Agreement (August 11, 2008 award), dated August 9, 2012	Current Report on Form 8-K No. 001-33390 (filed with the SEC on August 9, 2012; Exhibit 10.1 therein)

Exhibit Number	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previous Filed with SEC

10.13	First Amendment to the Restricted Stock Unit Award Agreement (May 12, 2009 award), dated August 9, 2012	Current Report on Form 8K No. 001-33390 (filed with the SEC on August 9, 2012; Exhibit 10.2 therein)

10.14	First Amendment to the Restricted Stock Unit Award Agreement (May 14, 2010 award), dated August 9, 2012	Current Report on Form 8K No. 001-33390 (filed with the SEC on August 9, 2012; Exhibit 10.3 therein)

14	Code of Ethics	Available on our website, www.thirdfederal.com

21.1	Subsidiaries of Registrant	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 21 therein)

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of chief executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

31.2	Certification of chief financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

32	Certification of chief executive officer and chief financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith

100	XBRL related documents
The following financial statements from TFS Financial Corporation’s Annual Report on Form 10-K for the year ended September 30, 2016 filed on November 23, 2016 formatted in XBRL: (i) Consolidated Statements of Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements.

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
TFS Financial Corporation

Dated:	November 23, 2016	/S/ MARC A. STEFANSKI
Marc A. Stefanski Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:	November 23, 2016	/S/ MARC A. STEFANSKI
Marc A. Stefanski Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Dated:	November 23, 2016	/S/ DAVID S. HUFFMAN
David S. Huffman Chief Financial Officer and Secretary (Principal Financial Officer)

Dated:	November 23, 2016	/S/ PAUL J. HUML
Paul J. Huml Chief Accounting Officer (Principal Accounting Officer)

Dated:	November 23, 2016	/S/ ANTHONY J. ASHER
Anthony J. Asher, Director

Dated:	November 23, 2016	/S/ MARTIN J. COHEN
Martin J. Cohen, Director

Dated:	November 23, 2016	/S/ ROBERT A. FIALA
Robert A. Fiala, Director

Dated:	November 23, 2016	/S/ WILLIAM C. MULLIGAN
William C. Mulligan, Director

Dated:	November 23, 2016	/S/ TERRENCE R. OZAN
Terrence R. Ozan, Director

Dated:	November 23, 2016	/S/ JOHN P. RINGENBACH
John P. Ringenbach, Director

Dated:	November 23, 2016	/S/ BEN S. STEFANSKI III
Ben S. Stefanski III, Director

Dated:	November 23, 2016	/S/ MEREDITH S. WEIL
Meredith S. Weil, Director