Form 10-Q
period 2016-12-31
TFS Financial CORP
filed 2017-02-08
CIK 1381668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________
FORM 10-Q
________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2016
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
As of February 6, 2017, there were 283,468,300 shares of the Registrant’s common stock, par value $0.01 per share, outstanding, of which 227,119,132 shares, or 80.1% of the Registrant’s common stock, were held by Third Federal Savings and Loan Association of Cleveland, MHC, the Registrant’s mutual holding company.

TFS Financial Corporation

GLOSSARY OF TERMS
TFS Financial Corporation provides the following list of acronyms and defined terms as a tool for the reader. The acronyms and defined terms identified below are used throughout the document.

AOCI: Accumulated Other Comprehensive Income	FRB-Cleveland: Federal Reserve Bank of Cleveland
ARM: Adjustable Rate Mortgage	Freddie Mac: Federal Home Loan Mortgage Association
ASC: Accounting Standards Codification	FRS: Board of Governors of the Federal Reserve System
ASU: Accounting Standards Update	GAAP: Generally Accepted Accounting Principles
Association: Third Federal Savings and Loan	Ginnie Mae: Government National Mortgage Association
Association of Cleveland	GVA: General Valuation Allowances
BOLI: Bank Owned Life Insurance	HARP: Home Affordable Refinance Program
CDs: Certificates of Deposit	HPI: Home Price Index
CFPB: Consumer Financial Protection Bureau	IRR: Interest Rate Risk
CLTV: Combined Loan-to-Value	IRS: Internal Revenue Service
Company: TFS Financial Corporation and its	IVA: Individual Valuation Allowance
subsidiaries	LIHTC: Low Income Housing Tax Credit
DFA: Dodd-Frank Wall Street Reform and Consumer	LIP: Loans-in-Process
Protection Act	LTV: Loan-to-Value
DIF: Depository Insurance Fund	MGIC: Mortgage Guaranty Insurance Corporation
EaR: Earnings at Risk	OCC: Office of the Comptroller of the Currency
EPS: Earnings per Share	OCI: Other Comprehensive Income
ESOP: Third Federal Employee (Associate) Stock	OTS: Office of Thrift Supervision
Ownership Plan	PMIC: PMI Mortgage Insurance Co.
EVE: Economic Value of Equity	QTL: Qualified Thrift Lender
Fannie Mae: Federal National Mortgage Association	REMICs: Real Estate Mortgage Investment Conduits
FASB: Financial Accounting Standards Board	SVA: Specific Valuation Allowance
FDIC: Federal Deposit Insurance Corporation	SEC: United States Securities and Exchange Commission
FHFA: Federal Housing Finance Agency	TDR: Troubled Debt Restructuring
FHLB: Federal Home Loan Bank	Third Federal Savings, MHC: Third Federal Savings
FICO: Financing Corporation	and Loan Association of Cleveland, MHC

Item 1. Financial Statements
TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION (unaudited)
(In thousands, except share data)

	December 31, 2016	September 30, 2016
ASSETS
Cash and due from banks	$39,521	$27,914
Interest-earning cash equivalents	286,890	203,325
Cash and cash equivalents	326,411	231,239
Investment securities available for sale (amortized cost $532,809 and $517,228, respectively)	524,175	517,866
Mortgage loans held for sale, at lower of cost or market ($8,205 and $0 measured at fair value, respectively)	8,205	4,686
Loans held for investment, net:
Mortgage loans	11,921,485	11,748,099
Other consumer loans	3,173	3,116
Deferred loan expenses, net	22,318	19,384
Allowance for loan losses	(60,447)	(61,795)
Loans, net	11,886,529	11,708,804
Mortgage loan servicing rights, net	8,645	8,852
Federal Home Loan Bank stock, at cost	75,809	69,853
Real estate owned	5,661	6,803
Premises, equipment, and software, net	59,952	61,003
Accrued interest receivable	33,082	32,818
Bank owned life insurance contracts	201,724	200,144
Other assets	59,682	63,994
TOTAL ASSETS	$13,189,875	$12,906,062
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$8,235,989	$8,331,368
Borrowed funds	3,049,367	2,718,795
Borrowers’ advances for insurance and taxes	86,668	92,313
Principal, interest, and related escrow owed on loans serviced	45,961	49,401
Accrued expenses and other liabilities	106,557	53,727
Total liabilities	11,524,542	11,245,604
Commitments and contingent liabilities
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 332,318,750 shares issued; 283,511,967 and 284,219,019 outstanding at December 31, 2016 and September 30, 2016, respectively	3,323	3,323
Paid-in capital	1,718,085	1,716,818
Treasury stock, at cost; 48,806,783 and 48,099,731 shares at December 31, 2016 and September 30, 2016, respectively	(699,132)	(681,569)
Unallocated ESOP shares	(56,334)	(57,418)
Retained earnings—substantially restricted	712,079	698,930
Accumulated other comprehensive loss	(12,688)	(19,626)
Total shareholders’ equity	1,665,333	1,660,458
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$13,189,875	$12,906,062
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(In thousands, except share and per share data)

	For the Three Months Ended
	December 31,
	2016	2015
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$95,380	$93,174
Investment securities available for sale	1,853	2,471
Other interest and dividend earning assets	981	786
Total interest and dividend income	98,214	96,431
INTEREST EXPENSE:
Deposits	22,057	22,439
Borrowed funds	7,927	6,351
Total interest expense	29,984	28,790
NET INTEREST INCOME	68,230	67,641
PROVISION FOR LOAN LOSSES	—	(1,000)
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	68,230	68,641
NON-INTEREST INCOME:
Fees and service charges, net of amortization	1,776	1,969
Net gain on the sale of loans	883	825
Increase in and death benefits from bank owned life insurance contracts	1,604	2,343
Other	1,105	980
Total non-interest income	5,368	6,117
NON-INTEREST EXPENSE:
Salaries and employee benefits	24,020	24,948
Marketing services	4,535	4,321
Office property, equipment and software	5,873	5,763
Federal insurance premium and assessments	2,272	2,829
State franchise tax	1,354	1,448
Real estate owned expense, net	1,051	2,161
Other operating expenses	6,157	6,163
Total non-interest expense	45,262	47,633
INCOME BEFORE INCOME TAXES	28,336	27,125
INCOME TAX EXPENSE	8,726	9,274
NET INCOME	$19,610	$17,851
Earnings per share—basic and diluted	$0.07	$0.06
Weighted average shares outstanding
Basic	277,925,724	283,834,670
Diluted	280,272,455	286,340,053

See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(In thousands)

	For the Three Months Ended
	December 31,
	2016	2015
Net income	$19,610	$17,851
Other comprehensive income (loss), net of tax:
Net change in unrealized loss on securities available for sale	(6,027)	(5,252)
Net change in cash flow hedges	12,620	55
Change in pension obligation	345	250
Total other comprehensive income (loss)	6,938	(4,947)
Total comprehensive income	$26,548	$12,904
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)
(In thousands, except share and per share data)

	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at September 30, 2015	$3,323	$1,707,629	$(548,557)	$(61,751)	$641,791	$(13,065)	$1,729,370
Net income	—	—	—	—	17,851	—	17,851
Other comprehensive loss, net of tax	—	—	—	—	—	(4,947)	(4,947)
ESOP shares allocated or committed to be released	—	903	—	1,084	—	—	1,987
Compensation costs for stock-based plans	—	1,708	—	—	—	—	1,708
Excess tax effect from stock-based compensation	—	1,678	—	—	—	—	1,678
Purchase of treasury stock (1,920,000 shares)	—	—	(35,229)	—	—	—	(35,229)
Treasury stock allocated to restricted stock plan	—	(2,050)	(2,172)	—	—	—	(4,222)
Dividends paid to common shareholders ($0.10 per common share)	—	—	—	—	(5,751)	—	(5,751)
Balance at December 31, 2015	$3,323	$1,709,868	$(585,958)	$(60,667)	$653,891	$(18,012)	$1,702,445

Balance at September 30, 2016	$3,323	$1,716,818	$(681,569)	$(57,418)	$698,930	$(19,626)	$1,660,458
Net income	—	—	—	—	19,610	—	19,610
Other comprehensive income, net of tax	—	—	—	—	—	6,938	6,938
ESOP shares allocated or committed to be released	—	913	—	1,084	—	—	1,997
Compensation costs for stock-based plans	—	1,103	—	—	(29)	—	1,074
Purchase of treasury stock (896,000 shares)	—	—	(16,119)	—	—	—	(16,119)
Treasury stock allocated to restricted stock plan	—	(749)	(1,444)	—	—	—	(2,193)
Dividends paid to common shareholders ($0.125 per common share)	—	—	—	—	(6,432)	—	(6,432)
Balance at December 31, 2016	$3,323	$1,718,085	$(699,132)	$(56,334)	$712,079	$(12,688)	$1,665,333
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (in thousands)

	For the Three Months Ended
	December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,610	$17,851
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	3,071	3,695
Depreciation and amortization	5,787	4,222
Deferred income tax expense	13	10
Provision for loan losses	—	(1,000)
Net gain on the sale of loans	(883)	(825)
Other net losses	224	586
Principal repayments on and proceeds from sales of loans held for sale	4,805	3,480
Loans originated for sale	(8,438)	(3,673)
Increase in bank owned life insurance contracts	(1,607)	(43)
Cash collateral received from derivative counterparties	17,702	—
Net decrease in interest receivable and other assets	6,302	2,299
Net increase in accrued expenses and other liabilities	50,570	42,739
Other	—	(12)
Net cash provided by operating activities	97,156	69,329
CASH FLOWS FROM INVESTING ACTIVITIES:
Loans originated	(866,302)	(548,729)
Principal repayments on loans	618,202	505,786
Proceeds from principal repayments and maturities of:
Securities available for sale	46,226	37,825
Proceeds from sale of:
Loans	67,467	24,571
Real estate owned	2,376	6,027
Purchases of:
FHLB stock	(5,956)	—
Securities available for sale	(63,472)	(50,681)
Premises and equipment	(365)	(2,783)
Other	27	24
Net cash used in investing activities	(201,797)	(27,960)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(95,379)	19,504
Net decrease in borrowers' advances for insurance and taxes	(5,645)	(4,871)
Net decrease in principal and interest owed on loans serviced	(3,440)	(3,998)
Net increase (decrease) in short-term borrowed funds	249,175	(29,829)
Proceeds from long-term borrowed funds	100,000	30,000
Repayment of long-term borrowed funds	(18,603)	(4,573)
Purchase of treasury shares	(17,670)	(35,054)
Excess tax benefit related to stock-based compensation	—	1,678
Acquisition of treasury shares through net settlement of stock benefit plans compensation	(2,193)	(4,222)
Dividends paid to common shareholders	(6,432)	(5,751)
Net cash provided by (used in) financing activities	199,813	(37,116)
NET INCREASE IN CASH AND CASH EQUIVALENTS	95,172	4,253
CASH AND CASH EQUIVALENTS—Beginning of period	231,239	155,369
CASH AND CASH EQUIVALENTS—End of period	$326,411	$159,622
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest on deposits	$22,078	$22,380
Cash paid for interest on borrowed funds	6,499	6,179
Cash paid for income taxes	218	9,711
SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to real estate owned	1,403	3,420
Transfer of loans from held for investment to held for sale	66,968	24,196
Treasury stock issued for stock benefit plans	749	2,050
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands unless otherwise indicated)

1.	BASIS OF PRESENTATION
TFS Financial Corporation, a federally chartered stock holding company, conducts its principal activities through its wholly owned subsidiaries. The principal line of business of the Company is retail consumer banking, including mortgage lending, deposit gathering, and, to a much lesser extent, other financial services. As of December 31, 2016, approximately 80% of the Company’s outstanding shares were owned by a federally chartered mutual holding company, Third Federal Savings and Loan Association of Cleveland, MHC. The thrift subsidiary of TFS Financial Corporation is Third Federal Savings and Loan Association of Cleveland.
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
The unaudited interim consolidated financial statements were prepared without an audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial condition of the Company at December 31, 2016, and its results of operations and cash flows for the periods presented. Such adjustments are the only adjustments reflected in the unaudited interim financial statements. In accordance with SEC Regulation S-X for interim financial information, these statements do not include certain information and footnote disclosures required for complete audited financial statements. The Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016 contains consolidated financial statements and related notes, which should be read in conjunction with the accompanying interim consolidated financial statements. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2017 or for any other period.

2.	EARNINGS PER SHARE
Basic earnings per share is the amount of earnings attributable to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings attributable to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. For purposes of computing earnings per share amounts, outstanding shares include shares held by the public, shares held by the ESOP that have been allocated to participants or committed to be released for allocation to participants, the 227,119,132 shares held by Third Federal Savings, MHC, and, for purposes of computing dilutive earnings per share, stock options and restricted stock units with a dilutive impact. Unvested shares awarded pursuant to the Company's restricted stock plans are treated as participating securities in the computation of EPS pursuant to the two-class method as they contain nonforfeitable rights to dividends. The two-class method is an earnings allocation that determines EPS for each class of common stock and participating security. At December 31, 2016 and 2015, respectively, the ESOP held 5,633,416 and 6,066,756 shares that were neither allocated to participants nor committed to be released to participants.

The following is a summary of the Company's earnings per share calculations.

	For the Three Months Ended December 31,
	2016			2015
	Income	Shares	Per share amount	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$19,610			$17,851
Less: income allocated to restricted stock units	204			179
Basic earnings per share:
Income available to common shareholders	$19,406	277,925,724	$0.07	$17,672	283,834,670	$0.06
Diluted earnings per share:
Effect of dilutive potential common shares		2,346,731			2,505,383
Income available to common shareholders	$19,406	280,272,455	$0.07	$17,672	286,340,053	$0.06
The following is a summary of outstanding stock options and restricted stock units that are excluded from the computation of diluted earnings per share because their inclusion would be anti-dilutive.

	For the Three Months Ended December 31,
	2016	2015
Options to purchase shares	686,700	393,500
Restricted stock units	67,000	51,200

3.	INVESTMENT SECURITIES
Investments available for sale are summarized as follows:

	December 31, 2016
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
REMICs	$523,772	$70	$(9,139)	$514,703
Fannie Mae certificates	9,037	484	(49)	9,472
Total	$532,809	$554	$(9,188)	$524,175

	September 30, 2016
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
REMICs	$508,044	$1,447	$(1,494)	$507,997
Fannie Mae certificates	9,184	685	—	9,869
Total	$517,228	$2,132	$(1,494)	$517,866

Gross unrealized losses on available for sale securities and the estimated fair value of the related securities, aggregated by the length of time the securities have been in a continuous loss position, at December 31, 2016 and September 30, 2016, were as follows:

	December 31, 2016
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$405,423	$7,087	$90,545	$2,052	$495,968	$9,139
Fannie Mae certificates	4,662	49	—	—	4,662	49
Total	$410,085	$7,136	$90,545	$2,052	$500,630	$9,188

	September 30, 2016
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$210,735	$797	$73,361	$697	$284,096	$1,494

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

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES
Loans held for investment consist of the following:

	December 31, 2016	September 30, 2016
Real estate loans:
Residential Core	$10,257,449	$10,069,652
Residential Home Today	118,601	121,938
Home equity loans and lines of credit	1,519,100	1,531,282
Construction	62,788	61,382
Real estate loans	11,957,938	11,784,254
Other consumer loans	3,173	3,116
Add (deduct):
Deferred loan expenses, net	22,318	19,384
Loans in process	(36,453)	(36,155)
Allowance for loan losses	(60,447)	(61,795)
Loans held for investment, net	$11,886,529	$11,708,804
At December 31, 2016 and September 30, 2016, respectively, $8,205 and $4,686 of loans were classified as mortgage loans held for sale.

A large concentration of the Company’s lending is in Ohio and Florida. As of December 31, 2016 and September 30, 2016, the percentage of aggregate Residential Core, Home Today and Construction loans held in Ohio were 59% and 60%, respectively, and the percentages held in Florida was 16% as of both dates. As of December 31, 2016 and September 30, 2016, home equity loans and lines of credit were concentrated in Ohio (39% as of both dates), Florida (24% as of both dates), and California (13% and 14%, respectively).
Home Today began as an affordable housing program targeted to benefit low- and moderate-income home buyers. Through this program the Association provided the majority of loans to borrowers who would not otherwise qualify for the Association’s loan products, generally because of low credit scores. Although the credit profiles of borrowers in the Home Today program might be described as sub-prime, Home Today loans generally contain the same features as loans offered to our Residential Core borrowers. Borrowers with a Home Today loan complete financial management education and counseling and were referred to the Association by a sponsoring organization with which the Association partnered as part of the program. Because the Association applied less stringent underwriting and credit standards to the majority of Home Today loans, loans originated under the program have greater credit risk than its traditional residential real estate mortgage loans in the Residential Core portfolio. Effective March 27, 2009, the Home Today underwriting guidelines were changed to be substantially the same as the Association’s traditional first mortgage product and the program focused on financial education and down payment assistance. The majority of loans in this program were originated prior to that date and loans are no longer originated under the Home Today program. As of December 31, 2016 and September 30, 2016, the principal balance of Home Today loans originated prior to March 27, 2009 was $114,946 and $118,255, respectively. The Association does not offer, and has not offered, loan products frequently considered to be designed to target sub-prime borrowers containing features such as higher fees or higher rates, negative amortization, a loan-to-value ratio greater than 100%, or pay option adjustable-rate mortgages.
An age analysis of the recorded investment in loan receivables that are past due at December 31, 2016 and September 30, 2016 is summarized in the following tables. When a loan is more than one month past due on its scheduled payments, the loan is considered 30 days or more past due. Balances are adjusted for deferred loan fees or expenses and any applicable loans-in-process.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
December 31, 2016
Real estate loans:
Residential Core	$7,325	$2,803	$14,133	$24,261	$10,244,116	$10,268,377
Residential Home Today	5,663	1,762	8,251	15,676	101,502	117,178
Home equity loans and lines of credit	4,123	1,772	5,462	11,357	1,520,441	1,531,798
Construction	—	—	—	—	26,450	26,450
Total real estate loans	17,111	6,337	27,846	51,294	11,892,509	11,943,803
Other consumer loans	—	—	—	—	3,173	3,173
Total	$17,111	$6,337	$27,846	$51,294	$11,895,682	$11,946,976

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
September 30, 2016
Real estate loans:
Residential Core	$6,653	$3,157	$15,593	$25,403	$10,054,211	$10,079,614
Residential Home Today	5,271	2,583	7,356	15,210	105,225	120,435
Home equity loans and lines of credit	4,605	1,811	4,932	11,348	1,531,242	1,542,590
Construction	—	—	—	—	24,844	24,844
Total real estate loans	16,529	7,551	27,881	51,961	11,715,522	11,767,483
Other consumer loans	—	—	—	—	3,116	3,116
Total	$16,529	$7,551	$27,881	$51,961	$11,718,638	$11,770,599

At December 31, 2016 and September 30, 2016, real estate loans include $18,487 and $20,047, respectively, of loans that were in the process of foreclosure.
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

	December 31, 2016	September 30, 2016
Real estate loans:
Residential Core	$49,047	$51,304
Residential Home Today	20,011	19,451
Home equity loans and lines of credit	18,309	19,206
Total non-accrual loans	$87,367	$89,961
At December 31, 2016 and September 30, 2016, respectively, the recorded investment in non-accrual loans includes $59,522 and $62,081, which are performing according to the terms of their agreement, of which $38,899 and $40,546 are loans in Chapter 7 bankruptcy status primarily where all borrowers have filed, and have not reaffirmed or been dismissed.
Interest on loans in accrual status, including certain loans individually reviewed for impairment, is recognized in interest income as it accrues, on a daily basis. Accrued interest on loans in non-accrual status is reversed by a charge to interest income and income is subsequently recognized only to the extent cash payments are received. Cash payments on loans in non-accrual status are applied to the oldest scheduled, unpaid payment first. Cash payments on loans with a partial charge-off are applied fully to principal, then to recovery of the charged off amount prior to interest income being recognized. A non-accrual loan is generally returned to accrual status when contractual payments are less than 90 days past due. However, a loan may remain in non-accrual status when collectability is uncertain, such as a TDR that has not met minimum payment requirements, a loan with a partial charge-off, an equity loan or line of credit with a delinquent first mortgage greater than 90 days past due, or a loan in Chapter 7 bankruptcy status where all borrowers have filed, and have not reaffirmed or been dismissed. The number of days past due is determined by the number of scheduled payments that remain unpaid, assuming a period of 30 days between each scheduled payment.
The recorded investment in loan receivables at December 31, 2016 and September 30, 2016 is summarized in the following table. The table provides details of the recorded balances according to the method of evaluation used for determining the allowance for loan losses, distinguishing between determinations made by evaluating individual loans and determinations made by evaluating groups of loans not individually evaluated. Balances of recorded investments are adjusted for deferred loan fees or expenses and any applicable loans-in-process.

	December 31, 2016			September 30, 2016
	Individually	Collectively	Total	Individually	Collectively	Total
Real estate loans:
Residential Core	$103,948	$10,164,429	$10,268,377	$107,541	$9,972,073	$10,079,614
Residential Home Today	50,059	67,119	117,178	51,415	69,020	120,435
Home equity loans and lines of credit	36,707	1,495,091	1,531,798	35,894	1,506,696	1,542,590
Construction	—	26,450	26,450	—	24,844	24,844
Total real estate loans	190,714	11,753,089	11,943,803	194,850	11,572,633	11,767,483
Other consumer loans	—	3,173	3,173	—	3,116	3,116
Total	$190,714	$11,756,262	$11,946,976	$194,850	$11,575,749	$11,770,599

An analysis of the allowance for loan losses at December 31, 2016 and September 30, 2016 is summarized in the following table. The analysis provides details of the allowance for loan losses according to the method of evaluation, distinguishing between allowances for loan losses determined by evaluating individual loans and allowances for loan losses determined by evaluating groups of loans collectively.

	December 31, 2016			September 30, 2016
	Individually	Collectively	Total	Individually	Collectively	Total
Real estate loans:
Residential Core	$8,222	$6,585	$14,807	$8,927	$6,141	$15,068
Residential Home Today	2,732	3,223	5,955	2,979	4,437	7,416
Home equity loans and lines of credit	972	38,708	39,680	722	38,582	39,304
Construction	—	5	5	—	7	7
Total	$11,926	$48,521	$60,447	$12,628	$49,167	$61,795
At December 31, 2016 and September 30, 2016, individually evaluated loans that required an allowance were comprised only of loans evaluated for impairment based on the present value of cash flows, such as performing TDRs, and loans with a further deterioration in the fair value of collateral not yet identified as uncollectible. All other individually evaluated loans received a charge-off, if applicable.
Because many variables are considered in determining the appropriate level of general valuation allowances, directional changes in individual considerations do not always align with the directional change in the balance of a particular component of the general valuation allowance. At December 31, 2016 and September 30, 2016, respectively, allowances on individually reviewed loans evaluated for impairment based on the present value of cash flows, such as performing TDRs, were $11,891 and $12,432.
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
As described earlier in this footnote, Home Today loans have greater credit risk than traditional residential real estate mortgage loans. At December 31, 2016 and September 30, 2016, respectively, approximately 25% and 27% of Home Today loans include private mortgage insurance coverage. The majority of the coverage on these loans was provided by PMI Mortgage Insurance Co., which was seized by the Arizona Department of Insurance and currently pays all claim payments at 71.5%. Appropriate adjustments have been made to the Association’s affected valuation allowances and charge-offs, and estimated loss severity factors were adjusted accordingly for loans evaluated collectively. The amount of loans in the Association's total residential portfolio covered by mortgage insurance provided by PMIC as of December 31, 2016 and September 30, 2016, respectively, was $81,957 and $91,784, of which $75,006 and $84,007 was current. The amount of loans in the Association's owned portfolio covered by mortgage insurance provided by Mortgage Guaranty Insurance Corporation as of December 31, 2016 and September 30, 2016, respectively, was $37,569 and $40,578 of which $37,511 and $40,190 was current. As of December 31, 2016, MGIC's long-term debt rating, as published by the major credit rating agencies, did not meet the requirements to qualify as "high credit quality"; however, MGIC continues to make claims payments in accordance with its contractual obligations and the Association has not increased its estimated loss severity factors related to MGIC's claim paying ability. No other loans were covered by mortgage insurers that were deferring claim payments or which were assessed as being non-investment grade.
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
The recorded investment and the unpaid principal balance of impaired loans, including those reported as TDRs, as of December 31, 2016 and September 30, 2016 are summarized as follows. Balances of recorded investments are adjusted for deferred loan fees or expenses.

	December 31, 2016			September 30, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related IVA recorded:
Residential Core	$51,640	$70,009	$—	$53,560	$72,693	$—
Residential Home Today	19,746	43,729	—	20,108	44,914	—
Home equity loans and lines of credit	19,879	28,882	—	20,549	30,216	—
Construction	—	—	—	—	—	—
Total	$91,265	$142,620	$—	$94,217	$147,823	$—
With an IVA recorded:
Residential Core	$52,308	$53,007	$8,222	$53,981	$54,717	$8,927
Residential Home Today	30,313	30,694	2,732	31,307	31,725	2,979
Home equity loans and lines of credit	16,828	16,838	972	15,345	15,357	722
Construction	—	—	—	—	—	—
Total	$99,449	$100,539	$11,926	$100,633	$101,799	$12,628
Total impaired loans:
Residential Core	$103,948	$123,016	$8,222	$107,541	$127,410	$8,927
Residential Home Today	50,059	74,423	2,732	51,415	76,639	2,979
Home equity loans and lines of credit	36,707	45,720	972	35,894	45,573	722
Construction	—	—	—	—	—	—
Total	$190,714	$243,159	$11,926	$194,850	$249,622	$12,628
At December 31, 2016 and September 30, 2016, respectively, the recorded investment in impaired loans includes $167,999 and $170,602 of loans restructured in TDRs of which $12,913 and $12,368 were 90 days or more past due.

The average recorded investment in impaired loans and the amount of interest income recognized during the period that the loans were impaired are summarized below.

	For the Three Months Ended December 31,
	2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related IVA recorded:
Residential Core	$52,600	$311	$60,931	$369
Residential Home Today	19,927	107	22,523	150
Home equity loans and lines of credit	20,214	67	21,940	64
Construction	—	—	—	—
Total	$92,741	$485	$105,394	$583
With an IVA recorded:
Residential Core	$53,145	$510	$56,696	$590
Residential Home Today	30,810	377	34,452	432
Home equity loans and lines of credit	16,087	478	11,353	77
Construction	—	—	213	—
Total	$100,042	$1,365	$102,714	$1,099
Total impaired loans:
Residential Core	$105,745	$821	$117,627	$959
Residential Home Today	50,737	484	56,975	582
Home equity loans and lines of credit	36,301	545	33,293	141
Construction	—	—	213	—
Total	$192,783	$1,850	$208,108	$1,682

Interest on loans in non-accrual status is recognized on a cash basis. The amount of interest income on impaired loans recognized using a cash basis method was $356 for the three months ended December 31, 2016 and $449 for the three months ended December 31, 2015. Cash payments on loans with a partial charge-off are applied fully to principal, then to recovery of the charged off amount prior to interest income being recognized. Interest income on the remaining impaired loans is recognized on an accrual basis.
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

•	For residential mortgage loans, payments are 180 days delinquent;

•	For home equity lines of credit, equity loans, and residential loans restructured in a TDR, payments are greater than 90 days delinquent;

•	For all classes of loans, a sheriff sale is scheduled within 60 days to sell the collateral securing the loan;

•	For all classes of loans, all borrowers have been discharged of their obligation through a Chapter 7 bankruptcy;

•	For all classes of loans, within 60 days of notification, all borrowers obligated on the loan have filed Chapter 7 bankruptcy and have not reaffirmed or been dismissed;

•	For all classes of loans, a borrower obligated on a loan has filed bankruptcy and the loan is greater than 30 days delinquent; and

•	For all classes of loans, it becomes evident that a loss is probable.
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
Loans restructured in TDRs that are not evaluated based on collateral are separately evaluated for impairment on a loan by loan basis at the time of restructuring and at each subsequent reporting date for as long as they are reported as TDRs. The impairment evaluation is based on the present value of expected future cash flows discounted at the effective interest rate of the original loan. Expected future cash flows include a discount factor representing a potential for default. Valuation allowances are recorded for the excess of the recorded investments over the result of the cash flow analysis. Loans discharged in Chapter 7 bankruptcy are reported as TDRs and also evaluated based on the present value of expected future cash flows unless evaluated based on collateral. We evaluate these loans using the expected future cash flows because we expect the borrower, not liquidation of the collateral, to be the source of repayment for the loan. Other consumer loans are not considered for restructuring. A loan restructured in a TDR is classified as an impaired loan for a minimum of one year. After one year, that loan may be reclassified out of the balance of impaired loans if the loan was restructured to yield a market rate for loans of similar credit risk at the time of restructuring and the loan is not impaired based on the terms of the restructuring agreement. No loans whose terms were restructured in TDRs were reclassified from impaired loans during the three months ended December 31, 2016 and December 31, 2015.
The recorded investment in TDRs by type of concession as of December 31, 2016 and September 30, 2016 is shown in the tables below.

December 31, 2016	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Restructurings	Bankruptcy	Total
Residential Core	$12,894	$735	$8,525	$22,638	$21,582	$26,028	$92,402
Residential Home Today	6,121	—	5,108	11,294	19,930	5,050	47,503
Home equity loans and lines of credit	117	4,146	367	11,206	1,164	11,094	28,094
Total	$19,132	$4,881	$14,000	$45,138	$42,676	$42,172	$167,999

September 30, 2016	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Restructurings	Bankruptcy	Total
Residential Core	$13,456	$748	$8,595	$22,641	$21,517	$28,263	$95,220
Residential Home Today	6,338	—	5,198	11,330	20,497	5,241	48,604
Home equity loans and lines of credit	120	4,135	401	9,354	1,166	11,602	26,778
Total	$19,914	$4,883	$14,194	$43,325	$43,180	$45,106	$170,602
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
For all loans restructured during the three months ended December 31, 2016 and December 31, 2015 (set forth in the tables below), the pre-restructured outstanding recorded investment was not materially different from the post-restructured outstanding recorded investment.

The following tables set forth the recorded investment in TDRs restructured during the periods presented, according to the types of concessions granted.

	For the Three Months Ended December 31, 2016
	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Restructurings	Bankruptcy	Total
Residential Core	$—	$—	$218	$479	$835	$347	$1,879
Residential Home Today	69	—	73	236	431	262	1,071
Home equity loans and lines of credit	—	135	—	2,180	190	330	2,835
Total	$69	$135	$291	$2,895	$1,456	$939	$5,785

	For the Three Months Ended December 31, 2015
	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Restructurings	Bankruptcy	Total
Residential Core	$112	$—	$900	$1,188	$558	$1,374	$4,132
Residential Home Today	—	—	23	295	821	179	1,318
Home equity loans and lines of credit	61	225	8	1,056	121	515	1,986
Total	$173	$225	$931	$2,539	$1,500	$2,068	$7,436

Below summarizes the information on TDRs restructured within the previous 12 months of the period listed for which there was a subsequent payment default, at least 30 days past due on one scheduled payment, during the period presented.

	For the Three Months Ended December 31,
	2016		2015
TDRs Within the Previous 12 Months That Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Residential Core	24	$1,528	28	$2,527
Residential Home Today	23	895	20	998
Home equity loans and lines of credit	26	947	41	1,100
Total	73	$3,370	89	$4,625

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

	Pass	Special Mention	Substandard	Loss	Total
December 31, 2016
Real Estate Loans:
Residential Core	$10,213,818	$—	$54,559	$—	$10,268,377
Residential Home Today	95,908	—	21,270	—	117,178
Home equity loans and lines of credit	1,507,012	3,896	20,890	—	1,531,798
Construction	26,450	—	—	—	26,450
Total	$11,843,188	$3,896	$96,719	$—	$11,943,803

	Pass	Special Mention	Substandard	Loss	Total
September 30, 2016
Real Estate Loans:
Residential Core	$10,022,555	$—	$57,059	$—	$10,079,614
Residential Home Today	99,442	—	20,993	—	120,435
Home equity loans and lines of credit	1,516,551	4,122	21,917	—	1,542,590
Construction	24,844	—	—	—	24,844
Total	$11,663,392	$4,122	$99,969	$—	$11,767,483
At December 31, 2016 and September 30, 2016, respectively, the recorded investment of impaired loans includes $99,936 and $101,227 of TDRs that are individually evaluated for impairment, but have adequately performed under the terms of the restructuring and are classified as Pass loans. At December 31, 2016 and September 30, 2016, respectively, there were $5,941 and $6,346 of loans classified substandard and $3,896 and $4,122 of loans designated special mention that are not included in the recorded investment of impaired loans; rather, they are included in loans collectively evaluated for impairment.
Other consumer loans are internally assigned a grade of nonperforming when they become 90 days or more past due. At December 31, 2016 and September 30, 2016, no consumer loans were graded as nonperforming.
Activity in the allowance for loan losses is summarized as follows:

	For the Three Months Ended December 31, 2016
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$15,068	$230	$(1,172)	$681	$14,807
Residential Home Today	7,416	(950)	(802)	291	5,955
Home equity loans and lines of credit	39,304	722	(2,049)	1,703	39,680
Construction	7	(2)	—	—	5
Total	$61,795	$—	$(4,023)	$2,675	$60,447

	For the Three Months Ended December 31, 2015
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$22,596	$(1,764)	$(1,282)	$918	$20,468
Residential Home Today	9,997	263	(826)	418	9,852
Home equity loans and lines of credit	38,926	522	(2,104)	1,563	38,907
Construction	35	(21)	—	—	14
Total	$71,554	$(1,000)	$(4,212)	$2,899	$69,241

5.	DEPOSITS
Deposit account balances are summarized as follows:

	December 31, 2016	September 30, 2016
Checking accounts	$1,016,878	$995,372
Savings accounts	1,523,465	1,514,428
Certificates of deposit	5,693,742	5,819,642
	8,234,085	8,329,442
Accrued interest	1,904	1,926
Total deposits	$8,235,989	$8,331,368
Brokered certificates of deposit, which are used as a cost effective funding alternative, totaled $539,775 at December 31, 2016 and September 30, 2016. The FDIC places restrictions on banks with regard to issuing brokered deposits based on the bank's capital classification. As a well-capitalized institution at December 31, 2016 and September 30, 2016, the Association may accept brokered deposits without FDIC restrictions.
6.    OTHER COMPREHENSIVE INCOME (LOSS)

The change in accumulated other comprehensive income (loss) by component is as follows:

	For the Three Months Ended				For the Three Months Ended
	December 31, 2016				December 31, 2015
	Unrealized Gains (Losses) on Securities Available for Sale	Cash flow hedges	Defined Benefit Plan	Total	Unrealized Gains (Losses) on Securities Available for Sale	Cash flow hedges	Defined Benefit Plan	Total
Balance at beginning of period	$416	$(1,371)	$(18,671)	$(19,626)	$1,926	$—	$(14,991)	$(13,065)
Other comprehensive income (loss) before reclassifications, net of tax (expense) benefit of $(3,337) and $2,803	(6,027)	12,224	—	6,197	(5,252)	47	—	(5,205)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax benefit of $399 and $141	—	396	345	741	—	8	250	258
Other comprehensive income (loss)	(6,027)	12,620	345	6,938	(5,252)	55	250	(4,947)
Balance at end of period	$(5,611)	$11,249	$(18,326)	$(12,688)	$(3,326)	$55	$(14,741)	$(18,012)

The following table presents the reclassification adjustment out of accumulated other comprehensive income included in net income and the corresponding line item on the consolidated statements of income for the periods indicated:

	Amounts Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income Components	For the Three Months Ended December 31,		Line Item in the Statement of Income
	2016	2015
Cash flow hedges:
Interest expense, effective portion	$609	$13	Interest expense
Income tax benefit	(213)	(5)	Income tax expense
Net of income tax benefit	396	8

Amortization of pension plan:
Actuarial loss	531	386	(a)
Income tax benefit	(186)	(136)	Income tax expense
Net of income tax benefit	345	250
Total reclassifications for the period	$741	$258

(a) This item is included in the computation of net periodic pension cost. See Note 8. Defined Benefit Plan for additional disclosure.

7.	INCOME TAXES
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and in various state and city jurisdictions. With a few exceptions, the Company is no longer subject to income tax examinations in its major jurisdictions for tax years prior to 2013.
The Company recognizes interest and penalties on income tax assessments or income tax refunds, where applicable, in the financial statements as a component of its provision for income taxes.
The Company’s effective income tax rate was 30.8% and 34.2% for the three months ended December 31, 2016 and 2015, respectively. The decrease in the effective rate for the three months ended December 31, 2016 compared to the same period 2015 was primarily due to the adoption of ASU 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting on October 1, 2016.  Additional information regarding this adoption is provided in Note 13. Recent Accounting Pronouncements.
The Company makes certain investments in limited partnerships which invest in affordable housing projects that qualify for the Low Income Housing Tax Credit. The Company acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnership. The Company accounts for its interests in LIHTCs using the proportional amortization method. The impact of the Company's investments in tax credit entities on the provision for income taxes was not material during the three months ended December 31, 2016 and December 31, 2015.

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

The components of net periodic cost recognized in the statements of income are as follows:

	Three Months Ended
	December 31,
	2016	2015
Interest cost	$767	$822
Expected return on plan assets	(1,033)	(1,028)
Amortization of net loss	531	386
Net periodic cost	$265	$180
There were no required minimum employer contributions during the three months ended December 31, 2016. No minimum employer contributions are expected during the remainder of the fiscal year.

9.	EQUITY INCENTIVE PLAN
In December 2016, 293,200 options to purchase our common stock and 69,300 restricted stock units were granted to certain directors, officers and employees of the Company. The awards were made pursuant to the shareholder-approved 2008 Equity Incentive Plan.
During the three months ended December 31, 2016 and 2015, the Company recorded $1,060 and $1,708, respectively, of stock-based compensation expense, comprised of stock option expense of $457 and $666, respectively, and restricted stock units expense of $603 and $1,042, respectively.
At December 31, 2016, 4,579,427 shares were subject to options, with a weighted average exercise price of $13.20 per share and a weighted average grant date fair value of $2.97 per share. Expected future expense related to the 1,494,161 non-vested options outstanding as of December 31, 2016 is $2,635 over a weighted average period of 2.5 years. At December 31, 2016, 678,231 restricted stock units, with a weighted average grant date fair value of $14.17 per unit, are unvested. Expected future compensation expense relating to the 1,190,624 restricted stock units outstanding as of December 31, 2016 is $3,184 over a weighted average period of 1.8 years. Each unit is equivalent to one share of common stock.

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
At December 31, 2016, the Company had commitments to originate loans as follows:

Fixed-rate mortgage loans	$321,244
Adjustable-rate mortgage loans	442,713
Equity loans and lines of credit	52,305
Total	$816,262
At December 31, 2016, the Company had unfunded commitments outstanding as follows:

Equity lines of credit	$1,292,576
Construction loans	36,453
Private equity investments	11,541
Total	$1,340,570
At December 31, 2016, the unfunded commitment on home equity lines of credit, including commitments for accounts suspended as a result of material default or a decline in equity, is $1,405,547.
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
As permitted under the fair value guidance in U.S. GAAP, the Company elects to measure at fair value mortgage loans classified as held for sale that are subject to pending agency contracts to securitize and sell loans. This election is expected to reduce volatility in earnings related to market fluctuations between the contract trade and settlement dates. At December 31,

2016 and September 30, 2016 there were no loans held for sale subject to pending agency contracts for which the fair value option was elected.
Presented below is a discussion of the methods and significant assumptions used by the Company to estimate fair value.
Investment Securities Available for Sale—Investment securities available for sale are recorded at fair value on a recurring basis. At December 31, 2016 and September 30, 2016, respectively, this includes $524,175 and $517,866 of investments in highly liquid collateralized mortgage obligations issued by Fannie Mae, Freddie Mac and Ginnie Mae. Both are measured using the market approach. The fair values of collateralized mortgage obligations represent unadjusted price estimates obtained from third party independent nationally recognized pricing services using pricing models or quoted prices of securities with similar characteristics and are included in Level 2 of the hierarchy. Third party pricing is reviewed on a monthly basis for reasonableness based on the market knowledge and experience of company personnel that interact daily with the markets for these types of securities.
Mortgage Loans Held for Sale—The fair value of mortgage loans held for sale is estimated on an aggregate basis using a market approach based on quoted secondary market pricing for loan portfolios with similar characteristics. Loans held for sale are carried at the lower of cost or fair value except, as described above, the Company elects the fair value measurement option for mortgage loans held for sale subject to pending agency contracts to securitize and sell loans. Loans held for sale are included in Level 2 of the hierarchy. At December 31, 2016 and September 30, 2016 there were $8,205 and $4,686, respectively, of loans held for sale carried at fair value and at cost, respectively.
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
Loans held for investment that have been restructured in TDRs and are performing according to the restructured terms of the loan agreement are individually evaluated for impairment using the present value of future cash flows based on the loan’s effective interest rate, which is not a fair value measurement. At December 31, 2016 and September 30, 2016, respectively, this included $101,190 and $102,079 in recorded investment of TDRs with related allowances for loss of $11,891 and $12,432.
Real Estate Owned—Real estate owned includes real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of the cost basis or fair value less estimated costs to dispose. Fair value is estimated under the market approach using independent third party appraisals. As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions. At December 31, 2016 and September 30, 2016, these adjustments were not significant to reported fair values. At December 31, 2016 and September 30, 2016, respectively, $3,137 and $4,192 of real estate owned is included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis where the cost basis equals or exceeds the estimate of fair values less costs to dispose of these properties. Real estate owned, as reported in the Consolidated Statements of Condition, includes estimated costs to dispose of $416 and $521 related to properties measured at fair value and $2,940 and $3,132 of properties carried at their original or adjusted cost basis at December 31, 2016 and September 30, 2016, respectively.
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
Assets and liabilities carried at fair value on a recurring basis in the Consolidated Statements of Condition at December 31, 2016 and September 30, 2016 are summarized below. There were no liabilities carried at fair value on a recurring basis at December 31, 2016.

		Recurring Fair Value Measurements at Reporting Date Using
	December 31, 2016	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available for sale:
REMICs	$514,703	$—	$514,703	$—
Fannie Mae certificates	9,472	—	9,472	—
Derivatives:
Interest rate lock commitments	47	—	—	47
Interest rate swaps	17,307	—	17,307	—
Total	$541,529	$—	$541,482	$47

		Recurring Fair Value Measurements at Reporting Date Using
	September 30, 2016	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available for sale:
REMICs	$507,997	$—	$507,997	$—
Fannie Mae certificates	9,869	—	9,869	—
Derivatives:
Interest rate lock commitments	99	—	—	99
Interest rate swaps	772	—	$772	—
Total	$518,737	$—	$518,638	$99

Liabilities
Derivatives:
Interest rate swaps	$2,880	$—	$2,880	$—
Total	$2,880	$—	$2,880	$—

The table below presents a reconciliation of the beginning and ending balances and the location within the Consolidated Statements of Income where gains (losses) due to changes in fair value are recognized on interest rate lock commitments which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Three Months Ended December 31,
	2016	2015
Beginning balance	$99	$79
Gain (loss) during the period due to changes in fair value:
Included in other non-interest income	(52)	5
Ending balance	$47	$84
Change in unrealized gains for the period included in earnings for assets held at end of the reporting date	$47	$84
Summarized in the tables below are those assets measured at fair value on a nonrecurring basis.

		Nonrecurring Fair Value Measurements at Reporting Date Using
	December 31, 2016	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Impaired loans, net of allowance	$89,489	$—	$—	$89,489
Mortgage loans held for sale	8,205	—	8,205	—
Real estate owned(1)	3,137	—	—	3,137
Total	$100,831	$—	$8,205	$92,626

(1)	Amounts represent fair value measurements of properties before deducting estimated costs to dispose.

		Nonrecurring Fair Value Measurements at Reporting Date Using
	September 30, 2016	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Impaired loans, net of allowance	$92,576	$—	$—	$92,576
Real estate owned(1)	4,192	—	—	4,192
Total	$96,768	$—	$—	$96,768

(1)	Amounts represent fair value measurements of properties before deducting estimated costs to dispose.
The following provides quantitative information about significant unobservable inputs categorized within Level 3 of the Fair Value Hierarchy.

	Fair Value						Weighted
	12/31/2016	Valuation Technique(s)	Unobservable Input	Range			Average
Impaired loans, net of allowance	$89,489	Market comparables of collateral discounted to estimated net proceeds	Discount appraised value to estimated net proceeds based on historical experience:
			• Residential Properties	0	-	26%	8.1%

Interest rate lock commitments	$47	Quoted Secondary Market pricing	Closure rate	0	-	100%	88.1%

	Fair Value						Weighted
	9/30/2016	Valuation Technique(s)	Unobservable Input	Range			Average
Impaired loans, net of allowance	$92,576	Market comparables of collateral discounted to estimated net proceeds	Discount appraised value to estimated net proceeds based on historical experience:
			• Residential Properties	0	-	26%	8.2%

Interest rate lock commitments	$99	Quoted Secondary Market pricing	Closure rate	0	-	100%	93.0%
The following tables present the estimated fair value of the Company’s financial instruments.

	December 31, 2016
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and due from banks	$39,521	$39,521	$39,521	$—	$—
Interest earning cash equivalents	286,890	286,890	286,890	—	—
Investment securities available for sale	524,175	524,175	—	524,175	—
Mortgage loans held for sale	8,205	8,205	—	8,205	—
Loans, net:
Mortgage loans held for investment	11,883,356	12,083,731	—	—	12,083,731
Other loans	3,173	3,287	—	—	3,287
Federal Home Loan Bank stock	75,809	75,809	N/A	—	—
Accrued interest receivable	33,082	33,082	—	33,082	—
Derivatives	17,354	17,354	—	17,307	47
Liabilities:
Checking and passbook accounts	$2,540,343	$2,540,343	$—	$2,540,343	$—
Certificates of deposit	5,695,646	5,556,464	—	5,556,464	—
Borrowed funds	3,049,367	3,055,121	—	3,055,121	—
Borrowers’ advances for taxes and insurance	86,668	86,668	—	86,668	—
Principal, interest and escrow owed on loans serviced	45,961	45,961	—	45,961	—
Cash collateral received from counterparty	7,222	7,222	7,222	—	—

	September 30, 2016
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and due from banks	$27,914	$27,914	$27,914	$—	$—
Interest earning cash equivalents	203,325	203,325	203,325	—	—
Investment securities available for sale	517,866	517,866	—	517,866	—
Mortgage loans held for sale	4,686	4,839	—	4,839	—
Loans, net:
Mortgage loans held for investment	11,705,688	12,177,536	—	—	12,177,536
Other loans	3,116	3,277	—	—	3,277
Federal Home Loan Bank stock	69,853	69,853	N/A	—	—
Accrued interest receivable	32,818	32,818	—	32,818	—
Cash collateral held by counterparty	10,480	10,480	10,480	—	—
Derivatives	871	871	—	772	99
Liabilities:
Checking and passbook accounts	$2,509,800	$2,509,800	$—	$2,509,800	$—
Certificates of deposit	5,821,568	5,832,958	—	5,832,958	—
Borrowed funds	2,718,795	2,740,565	—	2,740,565	—
Borrowers’ advances for taxes and insurance	92,313	92,313	—	92,313	—
Principal, interest and escrow owed on loans serviced	49,401	49,401	—	49,401	—
Derivatives	2,880	2,880	—	2,880	—
Presented below is a discussion of the valuation techniques and inputs used by the Company to estimate fair value.

Cash and Due from Banks, Interest Earning Cash Equivalents, Cash Collateral Received from or Held by Counterparty— The carrying amount is a reasonable estimate of fair value.
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
The following table presents additional information about the interest rate swaps used in the Company's asset liability management strategy.

	Cash Flow Hedges
	December 31, 2016	September 30, 2016

Notional value	$700,000	$600,000
Fair value	17,307	(2,108)
Weighted-average rate receive	0.94%	0.79%
Weighted-average rate pay	1.28%	1.21%
Average maturity (in years)	4.4	4.5
Amounts reported in AOCI related to derivatives are reclassified to interest expense during the same period in which the hedged transaction affects earnings. During the next twelve months, the Company estimates that $923 of the amounts reported in AOCI will be reclassified to interest expense.
The Company enters into forward commitments for the sale of mortgage loans principally to protect against the risk of adverse interest rate movements on net income. The Company recognizes the fair value of such contracts when the characteristics of those contracts meet the definition of a derivative. These derivatives are not designated in a hedging relationship; therefore, gains and losses are recognized immediately in the statement of income. There were no forward commitments for the sale of mortgage loans at December 31, 2016 or September 30, 2016.
In addition, the Company is party to derivative instruments when it enters into commitments to originate a portion of its loans, which when funded, are classified as held for sale. Such commitments are not designated in a hedging relationship; therefore, gains and losses are recognized immediately in the statement of income.

The following tables provide the locations within the Consolidated Statements of Condition and fair values for all derivative instruments.

	Asset Derivatives
	December 31, 2016		September 30, 2016
	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments
Cash flow hedges:
Interest rate swaps	Other Assets	$17,307	Other Assets	$772

Derivatives not designated as hedging instruments
Interest rate lock commitments	Other Assets	$47	Other Assets	$99

	Liability Derivatives
	December 31, 2016		September 30, 2016
	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments
Cash flow hedges:
Interest rate swaps	Other Liabilities	$—	Other Liabilities	$2,880
The following tables present the net gains and losses recorded within the Consolidated Statements of Income and the Consolidated Statements of Comprehensive Income relating to derivative instruments.

		Three Months Ended
	Location of Gain or (Loss)	December 31,
	Recognized in Income	2016	2015
Cash flow hedges
Amount of loss recognized, effective portion	Other comprehensive income	$16,697	$72
Amount of loss reclassified from AOCI	Interest expense	(609)	(13)
Amount of ineffectiveness recognized	Other non-interest income	—	—

Derivatives not designated as hedging instruments
Interest rate lock commitments	Other non-interest income	$(52)	$5

Derivatives contain an element of credit risk which arises from the possibility that the Company will incur a loss because a counterparty fails to meet its contractual obligations. The Company's exposure is limited to the replacement value of the contracts rather than the notional or principal amounts. Credit risk is minimized through counterparty collateral, transaction limits and monitoring procedures. Swap transactions that are handled by a registered clearing broker are cleared though the broker to a registered clearing organization. The clearing organization establishes daily cash and upfront cash or securities margin requirements to cover potential exposure in the event of default. This process shifts the risk away from the counterparty, since the clearing organization acts as the middleman on each cleared transaction. The fair values of derivative instruments are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements. Cash collateral payables or receivables associated with the derivative instruments are not added to or netted against the fair value amounts. The Company’s interest rate swaps are cleared through a registered clearing broker. At December 31, 2016, the Company had no interest rate swaps in liability positions. At September 30, 2016, the balance of collateral posted by the Company for derivative liabilities was $10,480.

13.	RECENT ACCOUNTING PRONOUNCEMENTS
Adopted during the quarter ended December 31, 2016
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions, including accounting for income taxes, forfeitures, and classification in the statement of cash flows. Additionally, the ASU expanded the threshold on statutory tax withholding requirements used to qualify for equity classification. This accounting guidance is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted.
The Company early adopted the revised guidance on October 1, 2016. The impacts of this adoption on the Company's consolidated financial statements are described below.

•
On a prospective basis, all excess tax benefits and deficiencies related to share-based payments are recognized as income tax expense or benefit. For the three months ended December 31, 2016, $919 was recognized as income tax benefit rather than additional paid-in capital as a result of this adoption. Excess tax benefits and tax deficiencies are considered discrete items in the reporting period they occur and are not included in the estimate of the Company's annual effective tax rate.

•
On a prospective basis, excess tax benefits and deficiencies related to share-based payments are classified as operating activities on the Statements of Cash Flows. No change was applied to prior periods.

•
The Company elects to account for forfeitures as they occur, rather than estimate expected forfeitures. This election was applied using a modified retrospective transition method. The cumulative-effect adjustment to equity recognized as of October 1, 2016 was not material.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810), Amendments to the Consolidation Analysis. This accounting guidance changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The new guidance amends the current accounting guidance to address limited partnerships and similar legal entities, certain investment funds, fees paid to a decision maker or service provider, and the impact of fee arrangements and related parties on the primary beneficiary determination. In addition, the FASB issued ASU 2016-17, Consolidation (Topic 810), Interests Held through Related Parties that are under Common Control in October 2016, amending the consolidation guidance on how a reporting entity that is the single decision maker of a Variable Interest Entity (VIE) should treat indirect interests in the entity held through related parties that are under common control. Both accounting guidances are effective for annual periods beginning after December 15, 2015. A reporting entity may apply the ASU by using a modified retrospective approach (by recording a cumulative-effect adjustment to equity as of the beginning of the year of adoption) or a full retrospective approach (by restating all periods presented). The adoption of this accounting guidance did not have a material effect on the Company's financial condition or results and operations.
Pending as of December 31, 2016
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in this Update address eight specific cash flow issues with the objective of reducing the existing diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and Other Topics. Current GAAP either is unclear or does not include specific guidance on these eight issues. Additionally, in November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash, which requires restricted cash or restricted cash equivalents be included in beginning-of-period and end-of-period cash totals and changes in this classification be explained separately. The amendments in both these Updates are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact this new standard will have on its financial condition and results of operations.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments in this Update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and require consideration of a broader range of information, including reasonably supportable forecasts, in the measurement of expected credit losses. The amendments expand disclosures of credit quality indicators, requiring disaggregation by year of origination (vintage). Additionally, credit losses on available for sale debt securities will be recognized as an allowance rather than a write-down, with reversals permitted as credit loss estimates decline. An entity will apply the amendments in this Update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). For public business entities that are SEC filers, the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that this accounting guidance may have on its financial condition and results of operations.
In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815), Effects of Derivative Contract Novations on Existing Hedge Accounting Relationships. This amendment clarifies that a change in counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedging accounting criteria continue to be met. This accounting guidance will be effective for financial statements issued for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. The adoption of this accounting guidance is not expected to materially affect the Company's financial condition and results of operations.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This guidance changes the accounting treatment of leases by requiring lessees to recognize operating leases on the balance sheet as lease assets (a right-to-use asset) and lease liabilities (a liability to make lease payments), measured on a discounted basis. An accounting policy election to not recognize operating leases with terms of 12 months or less as assets and liabilities is permitted. This guidance will be effective for the fiscal year beginning after December 15, 2018. A modified retrospective approach is required that includes a number of optional practical expedients to address leases that commenced before the effective date. The Company is currently evaluating the impact this new standard will have on its financial condition and results of operations.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. This accounting guidance requires equity investments not accounted for under the equity method of accounting or consolidated to be measured at fair value with changes recognized in net income. If there are no readily determinable fair values, the guidance allows entities to measure investments at cost less impairment, whereby impairment is based on a qualitative assessment. The guidance eliminates the requirement to disclose the methods and significant assumptions used to estimate fair value of financial instruments measured at amortized cost. If an entity has elected the fair value option to measure liabilities, the new accounting guidance requires the portion of the change in fair value of a liability resulting from credit risk to be presented in OCI. This accounting and disclosure guidance will be effective for the fiscal year beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact that this accounting guidance may have on its financial condition and results of operations.
In May 2015, the FASB issued ASU 2015-07, Fair Value Measurement (Topic 820), Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share. This guidance eliminates the requirement to categorize investments measured at net value per share (or its equivalent) using the practical expedient in the fair value hierarchy table and eliminates certain disclosures required for these investments. Entities will continue to provide information helpful to understanding the nature and risks of these investments and whether the investments, if sold, are probable of being sold at amounts different from net asset value. The amendments in this Update are effective for public companies for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. This guidance will only affect the Company's year-end disclosures related to pension fair value. Early adoption is permitted. The adoption of this disclosure guidance is not expected to materially affect the Company's financial condition and results of operations.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), that revises the criteria for determining when to recognize revenue from contracts with customers and expands disclosure requirements. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. In August 2015, the FASB issued ASU 2015-14 which defers the effective date of ASU 2014-09 by one year, annual reporting periods and interim period within those annual periods beginning after December 15, 2017. Additionally, the FASB has recently issued and proposed updates to certain aspects of the guidance. The Company's preliminary analysis suggests that the adoption of this accounting guidance is not expected to have a material effect on its financial condition and results of operations.
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
Levels of Regulatory Capital
At December 31, 2016, the Company’s Tier 1 (leverage) capital totaled $1.66 billion, or 12.82% of net average assets and 23.47% of risk-weighted assets, while the Association’s Tier 1 (leverage) capital totaled $1.43 billion, or 11.08% of net average assets and 20.32% of risk-weighted assets. Each of these measures was more than twice the requirements currently in effect for the Association for designation as “well capitalized” under regulatory prompt corrective action provisions, which set minimum levels of 5.00% of net average assets and 8.00% of risk-weighted assets. Refer to the Liquidity and Capital Resources of this Item 2 for additional discussion regarding regulatory capital requirements.
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

The following tables set forth our first mortgage loan production and balances segregated by loan structure at origination.

	For the Three Months Ended December 31, 2016		For the Three Months Ended December 31, 2015
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
First Mortgage Loan Originations:
ARM (all Smart Rate) production	$326,015	46.0%	$223,672	49.6%
Fixed-rate production:
Terms less than or equal to 10 years	141,298	20.0	88,232	19.6
Terms greater than 10 years	240,760	34.0	139,198	30.8
Total fixed-rate production	382,058	54.0	227,430	50.4
Total First Mortgage Loan Originations:	$708,073	100.0%	$451,102	100.0%

	December 31, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Balance of Residential Mortgage Loans Held For Investment:
ARMs	$4,399,617	42.4%	$3,923,957	40.7%
Fixed-rate:
Terms less than or equal to 10 years	2,111,941	20.4	1,863,600	19.4
Terms greater than 10 years	3,864,492	37.2	3,848,302	39.9
Total fixed-rate	5,976,433	57.6	5,711,902	59.3
Total Residential Mortgage Loans Held For Investment:	$10,376,050	100.0%	$9,635,859	100.0%
The following table sets forth the balances as of December 31, 2016 for all ARM loans segregated by the next scheduled interest rate reset date.

Current Balance of ARM Loans Scheduled for Interest Rate Reset
During the Fiscal Years Ending September 30,	(In thousands)
2017	$187,360
2018	714,225
2019	634,057
2020	749,879
2021	1,317,931
2022	796,165
Total	$4,399,617
At December 31, 2016 and September 30, 2016, mortgage loans held for sale, all of which were long-term, fixed-rate first mortgage loans and all of which were held for sale to Fannie Mae, totaled $8.2 million and $4.7 million, respectively.

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
During the three months ended December 31, 2016, the composition of our duration-extending funding sources changed as follows: the balance of retail CDs decreased $126.1 million while the balance of brokered CDs (which is inclusive of acquisition costs and subsequent amortization) increased $0.2 million. Additionally during the three months ended December 31, 2016, we increased the balance of our overnight advances from the FHLB of Cincinnati by $249.0 million; and we added $100.0 million of new, shorter-term advances from the FHLB of Cincinnati that were matched/correlated to interest rate exchange contracts that extended the effective durations of those shorter-term advances to approximately five years. These funding source modifications facilitated asset growth of $283.8 million and funded stock repurchases of $16.1 million and stock dividends of $6.4 million.
Other Interest Rate Risk Management Tools
In years prior to fiscal 2010, in addition to maintaining the levels of regulatory capital required to be well capitalized, we also managed interest rate risk by actively selling long-term, fixed-rate mortgage loans in the secondary market, a strategy pursuant to which we were able to modulate the amount of long-term, fixed-rate loans held in our portfolio. At December 31, 2016, we serviced $1.96 billion of loans for others. Also prior to fiscal 2010, we actively marketed home equity lines of credit, which carried an adjustable rate of interest indexed to the prime rate and provided interest rate sensitivity to that portion of our assets. In light of the economic and regulatory environments that existed between 2010 and 2012, neither of these strategies were utilized during that period in managing our interest rate risk exposure.
Beginning in March 2012, the Association offered redesigned home equity lines of credit subject to certain property and credit performance conditions. Through these redesigned products, we have begun the process of re-establishing home equity line of credit lending as a meaningful strategy used to manage our interest rate risk profile. At December 31, 2016, the principal balance of home equity lines of credit totaled $1.28 billion. Our home equity lending is discussed in the Allowance for Loan Losses section of the Critical Accounting Policies that follows this Overview.
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
Monitoring and Limiting Our Credit Risk. While, historically, we had been successful in limiting our credit risk exposure by generally imposing high credit standards with respect to lending, the confluence of unfavorable regional and macro-economic events that culminated in the 2008 housing market collapse and financial crisis, coupled with our pre-2010 expanded participation in the second lien mortgage lending markets, significantly refocused our attention with respect to credit risk. In response to the evolving economic landscape, we continuously revise and update our quarterly analysis and evaluation procedures, as needed, for each category of our lending with the objective of identifying and recognizing all appropriate credit impairments. At December 31, 2016, 90% of our assets consisted of residential real estate loans (both “held for sale” and “held for investment”) and home equity loans and lines of credit, which were originated predominantly to borrowers in Ohio and Florida. Our analytic procedures and evaluations include specific reviews of all home equity loans and lines of credit that become 90 or more days past due, as well as specific reviews of all first mortgage loans that become 180 or more days past due. We transfer performing home equity lines of credit subordinate to first mortgages delinquent greater than 90 days to non-accrual status. We also charge-off performing loans to collateral value and classify those loans as non-accrual within 60 days of notification of all borrowers filing Chapter 7 bankruptcy, that have not reaffirmed or been dismissed, regardless of how long the loans have been performing. Loans where at least one borrower has been discharged of their obligation in Chapter 7 bankruptcy, are classified as TDRs. At December 31, 2016, $38.3 million of loans in Chapter 7 bankruptcy status were included in total TDRs. At December 31, 2016, the recorded investment in non-accrual status loans included $38.9 million of performing loans in Chapter 7 bankruptcy status, of which $36.8 million were also reported as TDRs.
In response to the unfavorable regional and macro-economic environment that arose beginning in 2008, and in an effort to limit our credit risk exposure and improve the credit performance of new customers, we tightened our credit eligibility criteria in evaluating a borrower’s ability to successfully fulfill his or her repayment obligation and we revised the design of many of our loan products to require higher borrower down-payments, limited the products available for condominiums, eliminated certain product features (such as interest-only adjustable-rate loans and loans above certain LTV ratios), and we previously suspended home equity lending products with the exception of bridge loans between June 2010 and March 2012. The delinquency level related to loan originations prior to 2009, compared to originations in 2009 and after, reflect the higher credit standards to which we have subjected all new originations. As of December 31, 2016, loans originated prior to 2009 had a balance of $1.88 billion, of which $44.7 million, or 2.4%, were delinquent, while loans originated in 2009 and after had a balance of $10.08 billion, of which $6.6 million, or 0.1%, were delinquent.
One aspect of our credit risk concern relates to high concentrations of our loans that are secured by residential real estate in specific states, particularly Ohio and Florida, in light of the difficulties that arose in connection with the 2008 housing crisis with respect to the real estate markets in those two states. At December 31, 2016, approximately 58.3% and 16.5% of the combined total of our residential Core and construction loans held for investment were secured by properties in Ohio and Florida, respectively. Our 30 or more days delinquency ratios on those loans in Ohio and Florida at December 31, 2016 were 0.3% and 0.2%, respectively. Our 30 or more days delinquency ratio for the Core portfolio was 0.2% at December 31, 2016. As of December 31, 2016, approximately 39.2% and 23.8% of our home equity loans and lines of credit were secured by properties in Ohio and Florida, respectively. Our 30 days or more delinquency ratios on those loans in Ohio and Florida at December 31, 2016 were 1.0% and 1.1%, respectively. Our 30 or more days delinquency ratio for the home equity loans and lines of credit portfolio at December 31, 2016 was 0.7%. The "Loan Portfolio Composition" portion of this Overview section and the “Allowance for Loan Losses” portion of the Critical Accounting Policies section that immediately follows this Overview, provide extensive details regarding our loan portfolio composition, delinquency statistics, our methodology in evaluating our loan loss provisions and the adequacy of our allowance for loan losses. In an effort to moderate the concentration of our credit risk exposure in individual states, particularly Ohio and Florida, we have utilized direct mail marketing, our internet site and our customer service call center to extend our lending activities to other attractive geographic locations. Currently, in addition to Ohio and Florida, we are actively lending in 19 other states and the District of Columbia, and as a result of that activity, the concentration ratios of the combined total of our residential Core and construction loans held for investment for Ohio and Florida, as disclosed earlier in this paragraph, have trended downward from their September 30, 2010 levels when the concentrations were 79.1% in Ohio and 19.0% in Florida. Of the total mortgage and equity loan originations for the three months ended December 31, 2016, 32.9% are secured by properties in states other than Ohio or Florida.
Our residential Home Today loans are another area of credit risk concern. Although the principal balance in these loans had declined to $118.6 million at December 31, 2016, and constituted only 1.0% of our total “held for investment” loan portfolio balance, these loans comprised 29.6% and 30.6% of our 90 days or greater delinquencies and our total delinquencies, respectively, at that date. At December 31, 2016, approximately 95.3% and 4.5% of our residential Home Today loans were secured by properties in Ohio and Florida, respectively. At December 31, 2016, the percentages of those loans delinquent 30 days or more in Ohio and Florida were 13.4% and 14.0%, respectively. The disparity between the portfolio composition ratio and delinquency composition ratio reflects the nature of the Home Today loans. We do not offer, and have not offered, loan products frequently considered to be designed to target sub-prime borrowers containing features such as higher fees or higher rates, negative amortization, or low initial payment features with adjustable interest rates. Our Home Today loans, the majority of which were entered into with borrowers that had credit profiles that would not have otherwise qualified for our loan products due to deficient credit scores, generally contained the same features as loans offered to our Core borrowers. The overriding objective of our Home Today lending, just as it is with our Core lending, was the creation of successful homeowners. We attempted to manage our Home Today credit risk by requiring that borrowers attend pre- and post-borrowing financial management education and counseling and that the borrowers be referred to us by a sponsoring organization with which we have partnered. Further, to manage the credit aspect of these loans, inasmuch as the majority of these buyers did not have sufficient funds for required down payments, many loans included private mortgage insurance. At December 31, 2016, 25.4% of Home Today loans included private mortgage insurance coverage. From a peak recorded investment of $306.6 million at December 31, 2007, the total recorded investment of the Home Today portfolio has declined to $117.2 million at December 31, 2016. This trend generally reflects the evolving conditions in the mortgage real estate market and the tightening of standards imposed by issuers of private mortgage insurance. As part of our effort to manage credit risk, effective March 27, 2009, the Home Today underwriting guidelines were revised to be substantially the same as our traditional mortgage product. At December 31, 2016, the recorded investment in Home Today loans originated subsequent to March 27, 2009 was $3.4 million. Since we are no longer originating loans under our Home Today program, the Home Today portfolio will continue to decline in balance due to contractual amortization. To supplant the Home Today product and to continue to meet the credit needs of our customers and the communities that we serve, during fiscal 2016 we began to offer Fannie Mae eligible, Home Ready loans. These loans are originated in accordance with Fannie Mae's underwriting standards. While we retain the servicing to these loans, the loans, along with the credit risk associated therewith, are securitized/sold to Fannie Mae.
Maintaining Access to Adequate Liquidity and Diverse Funding Sources. For most insured depositories, customer and community confidence are critical to their ability to maintain access to adequate liquidity and to conduct business in an orderly fashion. We believe that a well capitalized institution is one of the most important factors in nurturing customer and community confidence. Accordingly, we have managed the pace of our growth in a manner that reflects our emphasis on high capital levels. At December 31, 2016, the Association’s ratio of Tier 1 (leverage) capital to net average assets (a basic industry measure that deems 5.00% or above to represent a “well capitalized” status) was 11.08%. The Association's current Tier 1 (leverage) capital ratio is lower than its ratio at September 30, 2016, which was 11.73%, due primarily to an $81 million cash dividend payment that the Association made to the Company, its sole shareholder, in December 2016 that reduced the Association's Tier 1 (leverage) capital ratio by an estimated 63 basis points. Because of its intercompany nature, this dividend payment did not impact the Company's consolidated capital ratios which are reported in the Liquidity and Capital Resources section of this Item 2. We expect to continue to remain a well capitalized institution.
In managing its level of liquidity, the Company monitors available funding sources, which include attracting new deposits (including brokered CDs), borrowings from others, the conversion of assets to cash and the generation of funds through profitable operations. The Company has traditionally relied on retail deposits as its primary means in meeting its funding needs. At December 31, 2016, deposits totaled $8.24 billion (including $539.8 million of brokered CDs), while borrowings totaled $3.05 billion and borrowers’ advances and servicing escrows totaled $132.6 million, combined. In evaluating funding sources, we consider many factors, including cost, collateral, duration, current availability, expected sustainability, impact on operations and capital levels.
To attract deposits, we offer our customers attractive rates of interest on our deposit products. Our deposit products typically offer rates that are highly competitive with the rates on similar products offered by other financial institutions. We intend to continue this practice, subject to market conditions.
We preserve the availability of alternative funding sources through various mechanisms. First, by maintaining high capital levels, we retain the flexibility to increase our balance sheet size without jeopardizing our capital adequacy. Effectively, this permits us to increase the rates that we offer on our deposit products thereby attracting more potential customers. Second, we pledge available real estate mortgage loans and investment securities with the FHLB of Cincinnati and the FRB-Cleveland. At December 31, 2016, these collateral pledge support arrangements provided the Association with the ability to immediately borrow an additional $84.4 million from the FRB-Cleveland Discount Window. From the perspective of collateral value securing FHLB of Cincinnati advances, our capacity limit for additional borrowings beyond the balance outstanding at December 31, 2016 was $5.35 billion, subject to satisfaction of the FHLB of Cincinnati common stock ownership requirement. To satisfy the common stock ownership requirement for the maximum limit of borrowing we would need to increase our ownership of FHLB of Cincinnati common stock by an additional $107.0 million. Third, we invest in high quality marketable securities that exhibit limited market price variability, and to the extent that they are not needed as collateral for borrowings, can be sold in the institutional market and converted to cash. At December 31, 2016, our investment securities portfolio totaled $524.2 million. Finally, cash flows from operating activities have been a regular source of funds. During the three months ended December 31, 2016 and 2015, cash flows from operations totaled $97.2 million and $69.3 million, respectively.
Historically, a portion of the residential first mortgage loans that we originated were considered to be highly liquid as they were eligible for delivery/sale to Fannie Mae. However, due to delivery requirement changes imposed by Fannie Mae as a result of the 2008 financial crisis, effective July 1, 2010, that was no longer an available source of liquidity for the Company. We have since implemented certain loan origination changes for a portion of our loan production, which resulted in our November 15, 2013 reinstatement as an approved seller to Fannie Mae, which elevates the level of liquidity available for those loans. In addition, we have completed non-agency eligible, whole loan sales, all on a servicing retained basis, of both fixed-rate and Smart Rate loans, demonstrating that with adequate lead time, the majority of our residential first mortgage loan portfolio could be available for liquidity management purposes. At December 31, 2016, $8.2 million of agency eligible, long-term, fixed-rate first mortgage loans were classified as “held for sale”. During the three months ended December 31, 2016, $4.8 million of agency-compliant HARP II and Home Ready loans and $29.3 million of long-term, fixed-rate, agency-compliant, non-HARP II, non-Home Ready first mortgage loans were sold to Fannie Mae. In addition to the loan sales to Fannie Mae, during the three months ended December 31, 2016, $38.4 million of long-term, fixed-rate loans were sold to the FHLB of Cincinnati, under their Mortgage Purchase Program.
Overall, while customer and community confidence can never be assured, the Company believes that its liquidity is adequate and that it has access to adequate alternative funding sources.
Monitoring and Controlling Operating Expenses. We continue to focus on managing operating expenses. Our ratio of annualized non-interest expense to average assets was 1.40% for the three months ended December 31, 2016 and 1.54% for the three months ended December 31, 2015. As of December 31, 2016, our average assets per full-time employee and our average deposits per full-time employee were $13.0 million and $8.1 million, respectively. We believe that each of these measures compares favorably with the averages for our peer group. Our relatively high average balance of deposits (exclusive of brokered CDs) held at our branch offices ($202.5 million per branch office as of December 31, 2016) contributes to our expense management efforts by limiting the overhead costs of serving our deposit customers. We will continue our efforts to control operating expenses as we grow our business.

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
When loan restructurings qualify as TDRs and the loans are performing according to the terms of the restructuring, we record an IVA based on the present value of expected future cash flows, which includes a factor for subsequent potential defaults, discounted at the effective interest rate of the original loan contract. Potential defaults are distinguished from multiple restructurings as borrowers who default are generally not eligible for subsequent restructurings. At December 31, 2016, the balance of such individual valuation allowances was $11.9 million. In instances when loans require multiple restructurings, additional valuation allowances may be required. The new valuation allowance on a loan that has multiple restructurings more than once is calculated based on the present value of the expected cash flows, discounted at the effective interest rate of the original loan contract, considering the new terms of the restructured agreement. Due to the immaterial amount of this exposure to date, we continue to capture this exposure as a component of our qualitative GVA evaluation. The significance of this exposure will be monitored and, if warranted, we will enhance our loan loss methodology to include a new default factor (developed to reflect the estimated impact to the balance of the allowance for loan losses that will occur as a result of subsequent future restructurings) that will be assessed against all loans reviewed collectively. If new default factors are implemented, the qualitative GVA methodology will be adjusted to preclude duplicative loss consideration.
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
Home equity loans and lines of credit generally have higher credit risk than traditional residential mortgage loans. These loans and credit lines are usually in a second lien position and when combined with the first mortgage, result in generally higher overall loan-to-value ratios. In a stressed housing market with high delinquencies and decreasing housing prices, as arose beginning in 2008, these higher loan-to-value ratios represent a greater risk of loss to the Company. A borrower with more equity in the property has a vested interest in keeping the loan current when compared to a borrower with little or no equity in the property. In light of the past weakness in the housing market, the historical level of delinquencies and the current uncertainty with respect to future employment levels and economic prospects, we currently conduct an expanded loan level evaluation of our home equity loans and lines of credit, including bridge loans, which are delinquent 90 days or more. This expanded evaluation is in addition to our traditional evaluation procedures. Our home equity loans and lines of credit portfolio continues to comprise a significant portion of our net charge-offs, although the level of home equity loans and lines of credit charge-offs has receded over the last year from levels previously experienced. At December 31, 2016, we had a recorded investment of $1.53 billion in home equity loans and equity lines of credit outstanding, $5.5 million, or 0.4%, of which were 90 days or more past due.
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

	December 31, 2016
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential Core	$14,807	24.5%	85.8%
Residential Home Today	5,955	9.9	1.0
Home equity loans and lines of credit	39,680	65.6	12.7
Construction	5	—	0.5
Total allowance	$60,447	100.0%	100.0%

	September 30, 2016			December 31, 2015
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential Core	$15,068	24.4%	85.5%	$20,468	29.6%	84.2%
Residential Home Today	7,416	12.0	1.0	9,852	14.2	1.2
Home equity loans and lines of credit	39,304	63.6	13.0	38,907	56.2	14.1
Construction	7	—	0.5	14	—	0.5
Total allowance	$61,795	100.0%	100.0%	$69,241	100.0%	100.0%

The following table sets forth activity in our allowance for loan losses segregated by geographic location for the periods indicated. The majority of our construction loan portfolio is secured by properties located in Ohio and the balances of other consumer loans are considered immaterial, therefore neither is segregated by geography.

	As of and For the Three Months Ended December 31,
	2016	2015
	(Dollars in thousands)
Allowance balance (beginning of the period)	$61,795	$71,554
Charge-offs:
Real estate loans:
Residential Core
Ohio	388	947
Florida	765	274
Other	19	61
Total Residential Core	1,172	1,282
Residential Home Today
Ohio	703	773
Florida	78	53
Other	21	—
Total Residential Home Today	802	826
Home equity loans and lines of credit
Ohio	705	785
Florida	898	665
California	83	57
Other	363	597
Total Home equity loans and lines of credit	2,049	2,104
Total charge-offs	4,023	4,212
Recoveries:
Real estate loans:
Residential Core	681	918
Residential Home Today	291	418
Home equity loans and lines of credit	1,703	1,563
Construction	—	—
Total recoveries	2,675	2,899
Net charge-offs	(1,348)	(1,313)
Provision for loan losses	—	(1,000)
Allowance balance (end of the period)	$60,447	$69,241
Ratios:
Net charge-offs (annualized) to average loans outstanding	0.01%	0.05%
Allowance for loan losses to non-accrual loans at end of the period	69.19%	67.25%
Allowance for loan losses to the total recorded investment in loans at end of the period	0.51%	0.61%
The net charge-offs of $1.3 million during the three months ended December 31, 2016 remained flat from the three months ended December 31, 2015, as credit quality continued to improve during the current fiscal year.
We continue to evaluate loans becoming delinquent for potential losses and record provisions for our estimate of those losses. We expect a moderate level of charge-offs to continue as delinquent loans are resolved in the future and uncollected balances are charged against the allowance.

During the three months ended December 31, 2016, the total allowance for loan losses decreased $1.3 million, to $60.5 million from $61.8 million at September 30, 2016, as we recorded no provision for loan losses, while loan charge-offs exceeded recoveries by $1.3 million. The allowance for loan losses related to loans evaluated collectively decreased by $0.6 million during the three months ended December 31, 2016, and the allowance for loan losses related to loans evaluated individually decreased by approximately $0.7 million. Refer to the "analysis of the allowance for loan losses" and "activity in the allowance for loan losses" tables in Note 4 of the Notes to the Unaudited Interim Consolidated Financial Statements for more information. Other than the less significant construction and other consumer loans segments, changes during the three months ended December 31, 2016 in the balances of the GVAs, excluding changes in IVAs, related to the significant loan segments are described as follows:

•
Residential Core – The recorded investment of this segment of the loan portfolio increased 1.9%, or $188.8 million, during the quarter, while the total allowance for loan losses for this segment decreased 1.7% or $0.3 million, which was primarily driven by a reduction in the allowance for loans individually evaluated. The portion of this loan segment’s allowance for loan losses that was determined by evaluating groups of loans collectively (i.e. those loans that were not individually evaluated), increased 7.2%, or $0.4 million, to $6.6 million at December 31, 2016 from $6.1 million at September 30, 2016. The ratio of this portion of the allowance for loan losses to the total balance of loans in this loan segment that were evaluated collectively remained at 0.06% at December 31, 2016 compared to September 30, 2016. Total delinquencies decreased 4.5% to $24.3 million at December 31, 2016 from $25.4 million at September 30, 2016. While loans 90 or more days delinquent decreased 9.4% to $14.1 million at December 31, 2016 from $15.6 million at September 30, 2016, loans 30 to 89 days delinquent increased by 3.2%. Net charge-offs of $0.5 million for the quarter ended December 31, 2016 were greater than net charge-offs of $0.4 million during the quarter ended December 31, 2015. The credit profile of this portfolio segment remained strong during the quarter due to the addition of high credit quality, residential first mortgage loans. As there continues to be a consistent improving trend in this portfolio, we believe reductions in the allowance are warranted, subject to appropriate increases as a result of overall loan growth.

•
Residential Home Today – The recorded investment of this segment of the loan portfolio decreased 2.7%, or $3.3 million, as we are no longer originating loans under the Home Today program. The total allowance for loan losses for this segment decreased from $7.4 million at the prior quarter to $6.0 million at December 31, 2016. The portion of this loan segment’s allowance for loan losses that was determined by evaluating groups of loans collectively (i.e. those loans that were not individually evaluated), decreased by 27.4% to $3.2 million at December 31, 2016 from $4.4 million at September 30, 2016. Similarly, the ratio of this portion of the allowance to the total balance of loans in this loan segment that were evaluated collectively, decreased to 4.8% at December 31, 2016 from 6.4% at September 30, 2016. Total delinquencies increased to $15.7 million at December 31, 2016 from $15.2 million at September 30, 2016. While delinquencies greater than 90 days increased to $8.3 million from $7.4 million at September 30, 2016, loans 30 to 89 days delinquent decreased by 5.5%, or $0.4 million. Net charge-offs were greater at $0.5 million during the quarter ending December 31, 2016 compared to $0.4 million during the quarter ending December 31, 2015. The allowance for this portfolio fluctuates based on not only the generally declining portfolio balance, but also on the credit profile trends in this portfolio. This portfolio's allowance decreased this quarter based on the decrease in the Home Today balance yet risk remains based on the generally less stringent credit requirements that were in place at the time that these borrowers qualified for their loans and the continued depressed home values that remain in this portfolio.

•
Home Equity Loans and Lines of Credit – The recorded investment of this segment of the loan portfolio decreased 0.7%, or $10.8 million, to $1.53 billion at December 31, 2016 from $1.54 billion at September 30, 2016. The total allowance for loan losses for this segment increased $0.4 million to $39.7 million from $39.3 million at September 30, 2016. During the quarter ended December 31, 2016, the portion of this loan segment's allowance for loan losses that was determined by evaluating groups of loans collectively (i.e. those loans that were not individually evaluated) increased by $0.1 million, or 0.3%, to $38.7 million from $38.6 million at September 30, 2016. The ratio of this portion of the allowance to the total balance of loans in this loan segment that were evaluated collectively remained at 2.6% between September 30, 2016 and December 31, 2016. Total delinquencies for this portfolio segment increased 0.1% to $11.4 million at December 31, 2016 as compared to $11.3 million at September 30, 2016. Delinquencies greater than 90 days increased 10.7% to $5.5 million at December 31, 2016 from $4.9 million at September 30, 2016, while 30 to 89 day delinquent loans decreased 8.1% to $5.9 million at December 31, 2016 from $6.4 million at the prior quarter end. Net charge-offs for this loan segment during the current quarter were less at $0.3 million, as compared to $0.5 million for the quarter ended December 31, 2015. While there were some improvements in the credit metrics of this portfolio during the quarter, the allowance reflects our consideration of the potentially adverse impact that required payment increases that occur as home equity lines of credit near the end of their draw periods may have on our borrowers ability to meet their debt service obligations, and as a result, the allowance for this loan segment remains elevated.

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

	December 31, 2016		September 30, 2016		December 31, 2015
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential Core
Ohio	$5,956,774		$5,937,114		$5,878,020
Florida	1,700,042		1,678,798		1,624,020
Other	2,600,633		2,453,740		2,002,162
Total Residential Core	10,257,449	85.8%	10,069,652	85.5%	9,504,202	84.2%
Residential Home Today
Ohio	113,076		116,253		125,456
Florida	5,281		5,414		5,848
Other	244		271		353
Total Residential Home Today	118,601	1.0	121,938	1.0	131,657	1.2
Home equity loans and lines of credit
Ohio	595,064		597,735		629,314
Florida	361,107		370,111		407,743
California	204,980		210,004		214,279
Other	357,949		353,432		345,953
Total Home equity loans and lines of credit	1,519,100	12.7	1,531,282	13.0	1,597,289	14.1
Total Construction	62,788	0.5	61,382	0.5	55,723	0.5
Other consumer loans	3,173	—	3,116	—	3,273	—
Total loans receivable	11,961,111	100.0%	11,787,370	100.0%	11,292,144	100.0%
Deferred loan expenses, net	22,318		19,384		12,020
Loans in process	(36,453)		(36,155)		(32,153)
Allowance for loan losses	(60,447)		(61,795)		(69,241)
Total loans receivable, net	$11,886,529		$11,708,804		$11,202,770
On December 31, 2016, the unpaid principal balance of our home equity loans and lines of credit portfolio consisted of $235.8 million in home equity loans (which included $189.6 million of home equity lines of credit, which are in the amortization period and no longer eligible to be drawn upon, and $2.4 million in bridge loans) and $1.28 billion in home equity lines of credit. The following table sets forth credit exposure, principal balance, percent delinquent 90 days or more, the mean CLTV percent at the time of origination and the current mean CLTV percent of our home equity loans, home equity lines of credit and bridge loan portfolio as of December 31, 2016. Home equity lines of credit in the draw period are reported according to geographic distribution.

	Credit Exposure	Principal Balance	Percent Delinquent 90 Days or More	Mean CLTV Percent at Origination (2)	Current Mean CLTV Percent (3)
	(Dollars in thousands)
Home equity lines of credit in draw period (by state)
Ohio	$1,153,818	$477,626	0.15%	60%	54%
Florida	462,614	283,660	0.38%	60%	56%
California	330,142	192,695	0.08%	65%	56%
Other (1)	629,261	329,278	0.08%	63%	61%
Total home equity lines of credit in draw period	2,575,835	1,283,259	0.17%	61%	56%
Home equity lines in repayment, home equity loans and bridge loans	235,841	235,841	1.38%	67%	52%
Total	$2,811,676	$1,519,100	0.36%	62%	55%

_________________

(1)	No other individual state has a committed or drawn balance greater than 10% of our total equity lending portfolio nor 5% of total loans.

(2)	Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.

(3)
Current Mean CLTV is based on best available first mortgage and property values as of December 31, 2016. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.

At December 31, 2016, 44.5% of our home equity lending portfolio was either in a first lien position (26.4%), in a subordinate (second) lien position behind a first lien that we held (11.8%) or behind a first lien that was held by a loan that we serviced for others (6.3%). In addition, at December 31, 2016, 15.9% of our home equity line of credit portfolio in the draw period was making only the required minimum payment on their outstanding line balance.
The following table sets forth credit exposure, principal balance, percent delinquent 90 days or more, the mean CLTV percent at the time of origination and the current mean CLTV percent of our home equity loans, home equity lines of credit and bridge loan portfolio as of December 31, 2016. Home equity lines of credit in the draw period are stratified by the calendar year originated:

	Credit Exposure	Principal Balance	Percent Delinquent 90 Days or More	Mean CLTV Percent at Origination (1)	Current Mean CLTV Percent (2)
	(Dollars in thousands)
Home equity lines of credit in draw period
2006 and Prior	$308,619	$151,467	0.37%	60%	52%
2007	257,482	168,290	0.38%	66%	65%
2008	594,674	346,643	0.25%	63%	58%
2009	232,643	105,768	0.13%	55%	51%
2010	19,400	7,724	0.26%	57%	47%
2011	150	150	—%	—%	—%
2012	18,081	6,124	—%	50%	41%
2013	62,750	27,390	—%	59%	46%
2014	223,721	95,169	—%	60%	50%
2015	314,985	146,695	—%	61%	55%
2016	543,330	227,839	—%	62%	60%
Total home equity lines of credit in draw period	2,575,835	1,283,259	0.17%	61%	56%
Home equity lines in repayment, home equity loans and bridge loans	235,841	235,841	1.38%	67%	52%
Total	$2,811,676	$1,519,100	0.36%	62%	55%
________________

(1)	Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.

(2)
Current Mean CLTV is based on best available first mortgage and property values as of December 31, 2016. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.

As shown in the origination by year table above, the percent of loans delinquent 90 days or more (seriously delinquent) for loans originated during the years preceding the 2008 financial and housing crisis are, on a relative basis, higher than for the years following 2008. The years preceding 2008 saw rapidly increasing housing prices, especially in our Florida market. As the housing prices declined along with the general economic downturn and higher levels of unemployment that accompanied the 2008 financial crisis, we see that reflected in delinquencies for those years. Home equity lines of credit originated during those years also saw higher loan amounts, higher permitted loan-to-value ratios, and lower credit scores.

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
The following table sets forth, as of December 31, 2016, the principal balance of home equity lines of credit in the draw period segregated by the current combined LTV range and by fiscal year that the draw period expires.

	Current CLTV Category
Home equity lines of credit in draw period (by end of draw fiscal year):	< 80%	80 - 89.9%	90 - 100%	>100%	Unknown (2)	Total
	(Dollars in thousands)
2017 (1)	$93,137	$21,257	$13,317	$13,611	$1,755	$143,077
2018 (1)	336,829	48,409	18,649	15,671	6,520	426,078
2019 (1)	270,279	13,852	2,164	1,608	4,734	292,637
2020 (1)	165,917	635	12	213	1,906	168,683
2021 (1)	54,111	51	15	—	287	54,464
2022	53	38	—	—	—	91
Post 2022	190,659	6,738	—	23	809	198,229
Total	$1,110,985	$90,980	$34,157	$31,126	$16,011	$1,283,259
_________________

(1)
Home equity lines of credit whose draw period ends in fiscal years 2017, 2018, 2019, 2020 and 2021 include $5.3 million, $14.1 million, $75.6 million, $146.1 million and $54.4 million respectively, of lines where the customer has an amortizing payment during the draw period.

(2)	Market data necessary for stratification is not readily available.

The following table sets forth the breakdown of current mean CLTV percentages for our home equity lines of credit in the draw period as of December 31, 2016.

	Credit Exposure	Principal Balance	Percent of Total Principal Balance	Percent Delinquent 90 Days or More	Mean CLTV Percent at Origination (2)	Current Mean CLTV Percent (3)
	(Dollars in thousands)
Home equity lines of credit in draw period (by current mean CLTV)
< 80%	$2,333,850	$1,110,985	86.6%	0.15%	60%	53%
80 - 89.9%	135,015	90,980	7.1%	0.57%	80%	84%
90 - 100%	41,292	34,157	2.7%	—%	82%	94%
> 100%	34,710	31,126	2.4%	0.08%	80%	120%
Unknown (1)	30,968	16,011	1.2%	0.22%	57%	(1)
	$2,575,835	$1,283,259	100.0%	0.17%	61%	56%
_________________

(1)	Market data necessary for stratification is not readily available.

(2)	Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.

(3)
Current Mean CLTV is based on best available first mortgage and property values as of December 31, 2016. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.

Delinquent Loans
The following tables set forth the number and recorded investment in loan delinquencies by type, segregated by geographic location and severity of delinquency at the dates indicated. The majority of our construction loan portfolio is secured by properties located in Ohio and there were no delinquencies in the other consumer loan portfolio; therefore, neither is segregated by geography. There were no delinquencies in the construction loan portfolio at December 31, 2016 or September 30, 2016.

	Loans Delinquent for				Total
	30-89 Days		90 Days or More
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
December 31, 2016
Real estate loans:
Residential Core
Ohio	107	$9,179	142	$10,582	249	$19,761
Florida	6	949	30	3,046	36	3,995
Other	—	—	3	505	3	505
Total Residential Core	113	10,128	175	14,133	288	24,261
Residential Home Today
Ohio	139	7,077	220	7,872	359	14,949
Florida	5	348	10	379	15	727
Other	—	—	1	—	1	—
Total Residential Home Today	144	7,425	231	8,251	375	15,676
Home equity loans and lines of credit
Ohio	131	3,339	177	2,540	308	5,879
Florida	39	1,690	117	2,288	156	3,978
California	6	377	5	157	11	534
Other	17	489	44	477	61	966
Total Home equity loans and lines of credit	193	5,895	343	5,462	536	11,357
Total	450	$23,448	749	$27,846	1,199	$51,294

	Loans Delinquent for				Total
	30-89 Days		90 Days or More
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
September 30, 2016
Real estate loans:
Residential Core
Ohio	93	$8,901	155	$10,957	248	$19,858
Florida	5	790	39	4,055	44	4,845
Other	1	119	4	581	5	700
Total Residential Core	99	9,810	198	15,593	297	25,403
Residential Home Today
Ohio	133	7,456	203	6,954	336	14,410
Florida	5	398	10	378	15	776
Kentucky	1	—	1	24	2	24
Total Residential Home Today	139	7,854	214	7,356	353	15,210
Home equity loans and lines of credit
Ohio	94	2,507	172	2,216	266	4,723
Florida	34	2,134	122	2,257	156	4,391
California	8	562	5	130	13	692
Other	32	1,213	40	329	72	1,542
Total Home equity loans and lines of credit	168	6,416	339	4,932	507	11,348
Total	406	$24,080	751	$27,881	1,157	$51,961

	Loans Delinquent for				Total
	30-89 Days		90 Days or More
	Number	Amount	Number	Amount	Number	Amount
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
Loans delinquent 90 days or more were 0.2% of total net loans at December 31, 2016 and September 30, 2016, and decreased from 0.3% at December 31, 2015. Loans delinquent 30 to 89 days were 0.2% of total net loans at December 31, 2016, September 30, 2016 and December 31, 2015. Although regional employment levels have improved, we believe the breadth and sustainability of the economic recovery has slowed and, accordingly, some borrowers who were current on their loans at December 31, 2016 may experience payment problems in the future.

Non-Performing Assets and Troubled Debt Restructurings
The following table sets forth the recorded investments and categories of our non-performing assets and TDRs at the dates indicated.

	December 31, 2016	September 30, 2016	December 31, 2015
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
Residential Core	$49,047	$51,304	$59,947
Residential Home Today	20,011	19,451	22,000
Home equity loans and lines of credit	18,309	19,206	21,016
Total non-accrual loans (1)(2)	87,367	89,961	102,963
Real estate owned	5,661	6,803	14,299
Total non-performing assets	$93,028	$96,764	$117,262
Ratios:
Total non-accrual loans to total loans	0.73%	0.76%	0.91%
Total non-accrual loans to total assets	0.66%	0.70%	0.83%
Total non-performing assets to total assets	0.71%	0.75%	0.95%
TDRs: (not included in non-accrual loans above)
Real estate loans:
Residential Core	$56,028	$57,942	$59,101
Residential Home Today	31,182	32,401	34,325
Home equity loans and lines of credit	17,747	16,528	12,468
Total	$104,957	$106,871	$105,894
_________________

(1)
Totals at December 31, 2016, September 30, 2016, and December 31, 2015, include $50.1 million, $51.4 million and $54.5 million, respectively, in TDRs, which are less than 90 days past due but included with nonaccrual loans for a minimum period of six months from the restructuring date due to their non-accrual status prior to restructuring, because they have been partially charged off, or because all borrowers have been discharged of their obligation through a Chapter 7 bankruptcy.

(2)	Includes $12.9 million, $12.4 million and $15.2 million in TDRs that are 90 days or more past due at December 31, 2016, September 30, 2016, and December 31, 2015, respectively.
The gross interest income that would have been recorded during the three months ended December 31, 2016 and December 31, 2015 on non-accrual loans if they had been accruing during the entire period and TDRs if they had been current and performing in accordance with their original terms during the entire period was $2.6 million and $1.4 million, respectively. The interest income recognized on those loans included in net income for the three months ended December 31, 2016 and December 31, 2015 was $1.6 million and $1.8 million, respectively.
At December 31, 2016, September 30, 2016 and December 31, 2015, the recorded investment of impaired loans includes accruing TDRs and loans that are returned to accrual status when contractual payments are less than 90 days past due. These loans continue to be individually evaluated for impairment until, at a minimum, contractual payments are less than 30 days past due. Also, the recorded investment of non-accrual loans includes loans that are not included in the recorded investment of impaired loans because they are included in loans collectively evaluated for impairment.

The table below sets forth the recorded investments and categories of loans representing the difference between non-accrual loans and impaired loans at the dates indicated.

	December 31, 2016	September 30, 2016	December 31, 2015
	(Dollars in thousands)
Non-Accrual Loans	$87,367	$89,961	$102,963
Accruing TDRs	104,957	106,871	105,894
Performing Impaired	4,012	4,022	3,341
Collectively Evaluated	(5,622)	(6,004)	(8,156)
Total Impaired loans	$190,714	$194,850	$204,042
In response to the economic challenges facing many borrowers, the Association continues to restructure loans, resulting in $168.0 million of TDRs (accrual and non-accrual) recorded at December 31, 2016. There was a $2.6 million decrease in the recorded investment of TDRs from September 30, 2016 and a $7.6 million decrease from December 31, 2015.
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

The following table sets forth the recorded investment in accrual and non-accrual TDRs, by the types of concessions granted, as of December 31, 2016.

	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Restructurings	Bankruptcy	Total
	(In thousands)
Accrual
Residential Core	$11,766	$575	$7,007	$18,734	$11,048	$6,898	$56,028
Residential Home Today	4,744	—	3,531	10,081	11,994	832	31,182
Home equity loans and lines of credit	117	3,870	303	10,222	126	3,109	17,747
Total	$16,627	$4,445	$10,841	$39,037	$23,168	$10,839	$104,957
Non-Accrual, Performing
Residential Core	$810	$127	$324	$3,490	$8,834	$16,689	$30,274
Residential Home Today	763	—	623	968	4,853	3,169	10,376
Home equity loans and lines of credit	—	276	64	941	1,012	7,186	9,479
Total	$1,573	$403	$1,011	$5,399	$14,699	$27,044	$50,129
Non-Accrual, Non-Performing
Residential Core	$318	$33	$1,194	$414	$1,700	$2,441	$6,100
Residential Home Today	614	—	954	245	3,083	1,049	5,945
Home equity loans and lines of credit	—	—	—	43	26	799	868
Total	$932	$33	$2,148	$702	$4,809	$4,289	$12,913
Total TDRs
Residential Core	$12,894	$735	$8,525	$22,638	$21,582	$26,028	$92,402
Residential Home Today	6,121	—	5,108	11,294	19,930	5,050	47,503
Home equity loans and lines of credit	117	4,146	367	11,206	1,164	11,094	28,094
Total	$19,132	$4,881	$14,000	$45,138	$42,676	$42,172	$167,999
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
Income Taxes. We consider accounting for income taxes a critical accounting policy due to the subjective nature of certain estimates that are involved in the calculation. We use the asset/liability method of accounting for income taxes in which deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. We must assess the realization of the deferred tax asset and, to the extent that we believe that recovery is not likely, a valuation allowance is established. Adjustments to increase or decrease existing valuation allowances, if any, are charged or credited, respectively, to income tax expense. At December 31, 2016, no valuation allowances were outstanding. Even though we have determined a valuation allowance is not required for deferred tax assets at December 31, 2016, there is no guarantee that those assets will be recognizable in the future.
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

Comparison of Financial Condition at December 31, 2016 and September 30, 2016
Total assets increased $283.8 million, or 2%, to $13.19 billion at December 31, 2016 from $12.91 billion at September 30, 2016. This increase was primarily the result of increases in the balances of loans held for investment and cash and cash equivalents.

Cash and cash equivalents increased $95.2 million, or 41%, to $326.4 million at December 31, 2016 from $231.2 million at September 30, 2016 as we hold cash to maintain the level of liquidity described later in the Liquidity and Capital Resources section of the Overview.
Investment securities increased $6.3 million, or 1%, to $524.2 million at December 31, 2016 from $517.9 million at September 30, 2016. Investment securities increased as $63.5 million in purchases exceeded $46.2 million in principal paydowns, $9.3 million in net unrealized losses and $1.7 million of net acquisition premium amortization that occurred in the mortgage-backed securities portfolio during the three months ended December 31, 2016. There were no sales of investment securities during the three months ended December 31, 2016.
Loans held for investment, net, increased $177.7 million, or 2%, to $11.89 billion at December 31, 2016 from $11.71 billion at September 30, 2016. Residential mortgage loans increased $184.5 million, or 2%, to $10.38 billion at December 31, 2016. The increase in residential mortgage loans was partially offset by $1.0 million in net charge-offs during the three months ended December 31, 2016. During the three months ended December 31, 2016, $326.0 million of three- and five-year “SmartRate” loans were originated while $382.1 million of 10-, 15-, and 30-year fixed-rate first mortgage loans were originated. These fixed-rate originations were partially offset by paydowns and fixed-rate loan sales. Between September 30, 2016 and December 31, 2016, the total fixed-rate portion of the first mortgage loan portfolio increased $38.3 million and was comprised of an increase of $33.3 million in the balance of fixed-rate loans with original terms of 10 years or less, along with an increase of $5.0 million in the balance of fixed-rate loans with original terms greater than 10 years. During the three months ended December 31, 2016, we completed $72.5 million in loan sales, which included $4.8 million of agency-compliant HARP II and Home Ready loans and $29.3 million of long-term, fixed-rate, agency-compliant, non-HARP II and non-Home Ready first mortgage loans to Fannie Mae, and $38.4 million of long-term fixed-rate loans to the FHLB of Cincinnati.
Partially offsetting the increase in residential mortgage loans was a $12.2 million decrease in the balance of home equity loans and lines of credit during the three months ended December 31, 2016 as repayments exceeded new originations and additional draws on existing accounts. Between June 28, 2010 and March 20, 2012, we suspended the acceptance of new home equity loan and line of credit applications with the exception of bridge loans. Beginning in March 2012, we offered redesigned home equity lines of credit, subject to certain property and credit performance conditions. New originations have begun to increase to help offset the repayments on existing accounts. Commitments originated for home equity loans and lines of credit and bridge loans were $236.0 million for the three months ended December 31, 2016 and $78.1 million for the three months ended December 31, 2015. At December 31, 2016, the recorded investment related to home equity lines of credit originated subsequent to March 20, 2012, totaled $514.3 million. At December 31, 2016, pending commitments to extend new home equity lines of credit totaled $47.3 million. Refer to the Controlling Our Interest Rate Risk Exposure section of the Overview for additional information.
The total allowance for loan losses decreased $1.4 million, or 2%, to $60.4 million at December 31, 2016 from $61.8 million at September 30, 2016, primarily reflecting improved credit metrics, including reduced levels of net charge-offs and lower loan delinquencies. Refer to Note 4. Loans and Allowance for Loan Losses for additional discussion.
Deposits decreased $95.4 million, or 1%, to $8.24 billion at December 31, 2016 from $8.33 billion at September 30, 2016. The decrease in deposits resulted primarily from a $125.9 million decrease in CDs, partially offset by a $20.5 million increase in our high-yield checking accounts (a subcategory of our checking accounts) and a $9.2 million increase in high-yield savings accounts (a subcategory of savings accounts). We believe that our high-yield savings accounts as well as our high-yield checking accounts provide a stable source of funds. In addition, our high-yield savings accounts are expected to reprice in a manner similar to our home equity lending products, and, therefore, assist us in managing interest rate risk. The balance of brokered CDs at December 31, 2016 was $539.8 million.
Borrowed funds, all from the FHLB of Cincinnati, increased $330.6 million, or 12%, to $3.05 billion at December 31, 2016 from $2.72 billion at September 30, 2016. This increase reflects an additional $100.0 million of new 90 day advances that are hedged by equal notional amounts of new interest rate swaps with fixed-pay terms of five-years combined with a $249.0 million increase in the balance of overnight advances partially offset by principal repayments, as a combination of loan growth, net deposit outflows, share repurchases and dividend payments resulted in increased cash demands. Included in the balance of longer-term advances at December 31, 2016 is $550.0 million of 90 day advances that have effective durations of four to seven years as a result of interest rate swap contracts. Penalties related to the prepayment of $150 million of existing advances, which were subsequently replaced with four- and five-year interest rate swap arrangements during fiscal year 2016, will be recognized in interest expense over the remaining term of the swap contracts. Interest rate swaps have been used to extend the duration of short-term borrowings to approximately five years at inception, by paying a fixed rate of interest and receiving the variable rate. Refer to the Extending the Duration of Funding Sources section of the Overview for additional discussion regarding short-term borrowings and interest-rate swaps.

Accrued expenses and other liabilities increased $52.9 million, or 98%, to $106.6 million at December 31, 2016 from $53.7 million at September 30, 2016. This change primarily reflects the in-transit status of $42.6 million of real estate tax payments that have been collected from borrowers and will be remitted to various taxing agencies.
Total shareholders’ equity increased $4.9 million, or less than 1%, to $1.67 billion at December 31, 2016 from $1.66 billion at September 30, 2016. This net increase primarily reflected the effect of $19.6 million of net income and the positive impact related to awards under the stock-based compensation plan, the allocation of shares held by the ESOP and the increase in other comprehensive income, which were partially offset by $16.1 million of repurchases of outstanding common stock and $6.4 million of dividend payments. Refer to Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for additional details regarding the repurchase of shares of common stock. As a result of an July 26, 2016 mutual member vote, Third Federal Savings, MHC, the mutual holding company that owns 80% of the outstanding stock of the Company, waived the receipt of its share of the dividends paid.

Comparison of Operating Results for the Three Months Ended December 31, 2016 and 2015
Average balances and yields. The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effects thereof were not material. Average balances are derived from daily average balances. Non-accrual loans were included in the computation of loan average balances, and have been reflected in the table as carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense.

	Three Months Ended			Three Months Ended
	December 31, 2016			December 31, 2015
	Average Balance	Interest Income/ Expense	Yield/ Cost (2)	Average Balance	Interest Income/ Expense	Yield/ Cost (2)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash equivalents	$202,236	$279	0.55%	$122,006	$86	0.28%
Investment securities	—	—	—%	647	2	1.24%
Mortgage-backed securities	522,938	1,853	1.42%	582,106	2,469	1.70%
Loans (1)	11,816,778	95,380	3.23%	11,235,008	93,174	3.32%
Federal Home Loan Bank stock	71,654	702	3.92%	69,470	700	4.03%
Total interest-earning assets	12,613,606	98,214	3.11%	12,009,237	96,431	3.21%
Noninterest-earning assets	343,064			326,465
Total assets	$12,956,670			$12,335,702
Interest-bearing liabilities:
Checking accounts	$989,252	230	0.09%	$993,491	340	0.14%
Savings accounts	1,520,395	529	0.14%	1,602,112	744	0.19%
Certificates of deposit	5,752,770	21,298	1.48%	5,676,093	21,355	1.50%
Borrowed funds	2,801,999	7,927	1.13%	2,123,294	6,351	1.20%
Total interest-bearing liabilities	11,064,416	29,984	1.08%	10,394,990	28,790	1.11%
Noninterest-bearing liabilities	224,858			211,183
Total liabilities	11,289,274			10,606,173
Shareholders’ equity	1,667,396			1,729,529
Total liabilities and shareholders’ equity	$12,956,670			$12,335,702
Net interest income		$68,230			$67,641
Interest rate spread (2)(3)			2.03%			2.10%
Net interest-earning assets (4)	$1,549,190			$1,614,247
Net interest margin (2)(5)		2.16%			2.25%
Average interest-earning assets to average interest-bearing liabilities	114.00%			115.53%
Selected performance ratios:
Return on average assets (2)		0.61%			0.58%
Return on average equity (2)		4.70%			4.13%
Average equity to average assets		12.87%			14.02%
_________________

(1)	Loans include both mortgage loans held for sale and loans held for investment.

(2)	Annualized.

(3)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by total interest-earning assets.

General. Net income increased $1.7 million, or 9% to $19.6 million for the three months ended December 31, 2016 compared to $17.9 million for the three months ended December 31, 2015. The increase in net income was attributable primarily to a decrease in real estate owned expenses and expenses associated with compensation, and an increase in net interest income, partially offset by the elimination of the negative provision for loan losses.
Interest and Dividend Income. Interest and dividend income increased $1.8 million, or 2%, to $98.2 million during the three months ended December 31, 2016 compared to $96.4 million during the same three months in the prior year. The increase in interest and dividend income resulted primarily from an increase in interest income from loans and to a lesser extent, interest earning cash equivalents, partially offset by a decrease in income on mortgage-backed securities.
Interest income on loans increased $2.2 million, or 2%, to $95.4 million for the three months ended December 31, 2016 compared to $93.2 million for the three months ended December 31, 2015. This increase was attributed primarily to a $581.8 million increase in the average balance of loans to $11.82 billion in the current three-month period compared to $11.24 billion during the same three months in the prior year as new loan production exceeded repayments and loan sales. The impact from the increase in the average balance of loans was partially offset by a nine basis point decrease in the average yield on loans to 3.23% for the three months ended December 31, 2016 from 3.32% for the same three months in the prior year as historically low interest rates have kept the level of refinance activity relatively high, resulting in new originations at lower rates compared to the rest of our portfolio. Additionally, both our “Smart Rate” adjustable-rate first mortgage loan and our 10-year, fixed-rate first mortgage loan originations for the three months ended December 31, 2016, were originated at interest rates below rates offered on our traditional 15- and 30-year fixed-rate products and contributed to the lower average yield. There were loan sales of $72.5 million during the three months ended December 31, 2016, compared to loan sales of $27.8 million during the three months ended December 31, 2015.
Interest income on mortgage-backed securities decreased $0.6 million, or 24% , to $1.9 million during the current three months compared to $2.5 million during the three months ended December 31, 2015. The decrease was attributed primarily to a $59.2 million, or 10%, decrease in the average balance of mortgage-backed securities to $522.9 million in the current three-month period compared to $582.1 million during the same three months in the prior year resulting from principal paydowns and maturities. Combined with the impact of the decrease in the average balance of mortgage-backed securities was a 28 basis point decrease in the average yield on mortgage-backed securities to 1.42% during the three months ended December 31, 2016 from 1.70% during the three months ended December 31, 2015.
Interest Expense. Interest expense increased $1.2 million, or 4%, to $30.0 million during the current three months compared to $28.8 million during the three months ended December 31, 2015. The increase resulted primarily from an increase in interest expense on borrowed funds partially offset by a decrease in interest expense on our deposit accounts.
Interest expense on borrowed funds, all from the FHLB of Cincinnati, increased $1.5 million, or 23%, to $7.9 million during the three months ended December 31, 2016 from $6.4 million during the three months ended December 31, 2015. The increase was attributed to a $678.7 million, or 32%, increase in the average balance of borrowed funds to $2.80 billion during the current three months from $2.12 billion during the same three months of the prior year. Partially offsetting the impact of the increase in the average balance on borrowed funds was a seven basis point decrease in the average rate paid for these funds, to 1.13%, during the three months ended December 31, 2016 from 1.20% during the three months ended December 31, 2015. The increase in the average balance was used to fund our balance sheet growth and capital management initiatives.
Interest expense on CDs decreased $0.1 million, or less than 1%, to $21.3 million during the three months ended December 31, 2016 compared to $21.4 million during the three months ended December 31, 2015. The decrease was attributed to a two basis point decrease in the average rate we paid on CDs to 1.48% during the current three months from 1.50% during the same three months last year partially offset by a $76.7 million, or 1%, increase in the average balance of CDs to $5.75 billion during the current three months from $5.68 billion during the same three months of the prior year. Rates were adjusted on deposits in response to changes in general market rates as well as to changes in the rates paid by our competition on short-term CDs. Additionally, to optimally manage our funding costs during the current three-month period, many maturing, higher rate CDs that were not renewed were replaced with lower rate borrowed funds.
Net Interest Income. Net interest income increased $0.6 million, or 1%, to $68.2 million during the three months ended December 31, 2016 from $67.6 million during the three months ended December 31, 2015. Average interest-earning assets increased during the current three months by $604.4 million, or 5%, when compared to the three months ended December 31, 2015. The increase in average assets was attributed primarily to the growth of our loan portfolio and to a lesser extent other interest-earning cash equivalents, partially offset by a decrease in mortgage-backed securities. Our interest rate spread decreased seven basis points to 2.03% compared to 2.10% during the same three months last year. Our net interest margin was 2.16% for the current three-month period and 2.25% for the same three months in the prior period. Our interest rate spread and net interest margin narrowed as our asset yields decreased more rapidly than our funding costs.

Provision for Loan Losses. We establish provisions (or negative provisions) for loan losses, which are included in operations, in order to maintain the allowance for loan losses at a level we consider necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. In determining the level of the allowance for loan losses, we consider past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of non-performing and other classified loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or conditions change. We assess the allowance for loan losses on a quarterly basis and make provisions for loan losses in order to maintain the adequacy of the allowance as described in the next paragraph. Recently, improving regional employment levels, stabilization in residential real estate values in many markets, recovering capital and credit markets, and upturns in consumer confidence have resulted in better credit metrics for us. Nevertheless, the depth of the decline in housing values that accompanied the 2008 financial crisis still presents significant challenges for many of our borrowers who may attempt to sell their homes or refinance their loans as a means to self-cure a delinquency. Refer to Critical Accounting Policies - Allowance for Loan Losses section of the Overview for further discussion.
Based on our evaluation of the factors described earlier, we did not record a provision for loan losses during the three months ended December 31, 2016. We recorded a negative provision of $1.0 million during the three months ended December 31, 2015. There was no provision recorded in the current three months, which reflected reduced levels of loan delinquencies and a relatively small increase in net charge-offs, but we continue our awareness of the relative values of residential properties in comparison to their cyclical peaks as well as the uncertainty that persists in the current economic environment, which continues to challenge many of our loan customers. As delinquencies in the portfolio have been resolved through pay-off, short sale or foreclosure, or management determines the collateral is not sufficient to satisfy the loan, uncollected balances have been charged against the allowance for loan losses previously provided. The level of net charge-offs remained relatively unchanged during the current three months at $1.3 million compared to the three months ended December 31, 2015. Net charge-offs and no provision for loan losses recorded for the current three months resulted in a decrease in the balance of the allowance for loan losses. The allowance for loan losses was $60.4 million, or 0.51% of the total recorded investment in loans receivable, at December 31, 2016, compared to $69.2 million, or 0.61% of the total recorded investment in loans receivable, at December 31, 2015. Balances of recorded investments are net of deferred fees or expenses and any applicable loans-in-process.
The total recorded investment in non-accrual loans decreased $2.6 million during the three-month period ended December 31, 2016 compared to a $3.8 million decrease during the three-month period ended December 31, 2015. The recorded investment in non-accrual loans in our residential Core portfolio decreased $2.3 million, or 4%, during the current three-month period, to $49.0 million at December 31, 2016. During the three-month period ended December 31, 2015, the recorded investment in non-accrual loans in our residential Core portfolio also experienced a $2.3 million decrease. At December 31, 2016, the recorded investment in our residential Core portfolio was $10.27 billion, compared to $10.08 billion at September 30, 2016. During the current three-month period, residential Core portfolio net charge-offs were $0.5 million, as compared to net charge-offs of $0.4 million during the three months ended December 31, 2015.
The recorded investment in non-accrual loans in our residential Home Today portfolio increased $0.6 million, or 3%, during the current three-month period to $20.0 million at December 31, 2016 compared to a $0.6 million decrease during the three-month period ended December 31, 2015. At December 31, 2016, the recorded investment in our residential Home Today portfolio was $117.2 million, compared to $120.4 million at September 30, 2016. During the current three-month period, residential Home Today net charge-offs were $0.5 million, as compared to net charge-offs of $0.4 million during the three months ended December 31, 2015.
The recorded investment in non-accrual home equity loans and lines of credit decreased $0.9 million, or 5%, during the current three-month period, to $18.3 million at December 31, 2016 compared to a $0.5 million decrease during the three-month period ended December 31, 2015. The recorded investment in our home equity loans and lines of credit portfolio at December 31, 2016 was $1.53 billion, compared to $1.54 billion at September 30, 2016. During the current three-month period, home equity loans and lines of credit net charge-offs were $0.3 million as compared to net charge-offs of $0.5 million during the three months ended December 31, 2015. We believe that non-performing home equity loans and lines of credit, on a relative basis, represent a higher level of credit risk than residential Core loans as these home equity loans and lines of credit generally hold subordinated positions.
Non-Interest Income. Non-interest income decreased $0.7 million, or 11%, to $5.4 million during the three months ended December 31, 2016 when compared to $6.1 million during the three months ended December 31, 2015, mainly as a result of a $0.7 million decrease in death benefits from BOLI contracts during the current three months. Gains on the sales of loans increased slightly between the current three months and the same three months of the prior year as market interest rate movements contributed to lower percentage gains on $72.5 million in sales during the current three months, as compared to the gains realized on $27.8 million in sales during the three months ended December 31, 2015.
Non-Interest Expense. Non-interest expense decreased $2.3 million, or 5%, to $45.3 million during the three months ended December 31, 2016 when compared to $47.6 million during the three months ended December 31, 2015. This decrease resulted primarily from lower real estate owned expense, compensation related expenses, and federal insurance premium assessments. The $1.1 million decrease in real estate owned expenses (which includes associated legal and maintenance expenses as well as gains (losses) on the disposal of properties) was driven in part by the decrease in real estate owned assets since September 30, 2016 as well as December 31, 2015. Additionally, there was a $0.9 million decrease in salaries and employee benefits during the current three-month period compared to the three-month period ended December 31, 2015. This decrease was primarily due to decreases in stock-based compensation and health insurance costs.
Income Tax Expense. The provision for income taxes was $8.7 million during the three months ended December 31, 2016 when compared to $9.3 million during the three months ended December 31, 2015. The provision for the current three-month period included $8.5 million of federal income tax provision and $238 thousand of state income tax provision. The current three-month period federal income tax provision includes $0.9 million of excess tax benefit related to stock-based compensation. Effective October 1, 2016, the Company adopted ASU 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. For more information regarding ASU 2016-09 refer to Note 13. Recent Accounting Pronouncements. The provision for the three months ended December 31, 2015 included $9.0 million of federal income tax provision and $278 thousand of state income tax provision. Our effective federal tax rate was 30.2% during the three months ended December 31, 2016 and 33.5% during the three months ended December 31, 2015. Our provision for income taxes in the current three months is aligned with our expectations for the full fiscal year. Our expected effective income tax rates are below the federal statutory rate because of ASU 2016-09 (current three-month period) and our ownership of bank-owned life insurance (current and prior three-month periods).

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
In addition to the primary sources of funds described above, we have the ability to obtain funds through the use of collateralized borrowings in the wholesale markets, and from sales of securities. Also, access to the equity capital markets via a supplemental minority stock offering or a full conversion (second-step) transaction remain as other potential sources of liquidity, although these channels generally require six to nine months of lead time.
While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Association’s Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We generally seek to maintain a minimum liquidity ratio of 5% (which we compute as the sum of cash and cash equivalents plus unencumbered investment securities for which ready markets exist, divided by total assets). For the three months ended December 31, 2016, our liquidity ratio averaged 5.66%. We believe that we had sufficient sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2016.
We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities and the objectives of our asset/liability management program. Excess liquid assets are generally invested in interest-earning deposits and short- and intermediate-term securities.
Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2016, cash and cash equivalents totaled $326.4 million, which represented an increase of 41% from September 30, 2016.
Investment securities classified as available-for-sale, which provide additional sources of liquidity, totaled $524.2 million at December 31, 2016.
During the three-month period ended December 31, 2016, loan sales to Fannie Mae totaled $34.1 million, which included $4.1 million of loans that qualified under Fannie Mae's HARP II initiative and $0.7 million of loans that qualified under Fannie Mae's Home Ready initiative. Loans originated under the HARP II and Home Ready initiatives are classified as “held for sale”

at origination. Loans originated under non-HARP II or non-Home Ready Fannie Mae compliant procedures are classified as “held for investment” until they are specifically identified for sale.
In addition to the loan sales to Fannie Mae, during the three-month period ended December 31, 2016, loan sales to the FHLB of Cincinnati, under their Mortgage Purchase Program, totaled $38.4 million. Loans that qualify under the FHLB Mortgage Purchase Program are classified as “held for investment” until they are specifically identified for sale.
At December 31, 2016, $8.2 million of long-term, fixed-rate residential first mortgage loans were classified as “held for sale,” all of which qualified under either Fannie Mae's HARP II or Home Ready initiatives. There were no loan sale commitments outstanding at December 31, 2016.
Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows (unaudited) included in the unaudited interim Consolidated Financial Statements.
At December 31, 2016, we had $816.3 million in loan commitments outstanding. In addition to commitments to originate loans, we had $1.29 billion in unfunded home equity lines of credit to borrowers. CDs due within one year of December 31, 2016 totaled $2.80 billion, or 33.9% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, sales of investment securities, other deposit products, including new CDs, brokered CDs, FHLB advances, borrowings from the FRB-Cleveland Discount Window or other collateralized borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the CDs due on or before December 31, 2017. We believe, however, based on past experience, that a significant portion of such deposits will remain with us. Generally, we have the ability to attract and retain deposits by adjusting the interest rates offered.
Our primary investing activities are originating residential mortgage loans and purchasing investments. During the three months ended December 31, 2016, we originated $708.1 million of residential mortgage loans, and during the three months ended December 31, 2015, we originated $451.1 million of residential mortgage loans. We purchased $63.5 million of securities during the three months ended December 31, 2016, and $50.7 million during the three months ended December 31, 2015.
Financing activities consist primarily of changes in deposit accounts, changes in the balances of principal and interest owed on loans serviced for others, FHLB advances and borrowings from the FRB-Cleveland Discount Window. We experienced a net decrease in total deposits of $95.4 million during the three months ended December 31, 2016, which reflected the active management of the offered rates on maturing CDs, compared to a net increase of $19.5 million during the three months ended December 31, 2015. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. There was no change in the balance of brokered CDs during three months ended December 31, 2016, which remained at $539.8 million. During the three months ended December 31, 2015 the balance of brokered CDs increased by $19.8 million. Principal and interest owed on loans serviced for others experienced a net decrease of $3.4 million to $46.0 million during the three months ended December 31, 2016 compared to a net decrease of $4.0 million to $45.5 million during the three months ended December 31, 2015. During the three months ended December 31, 2016, we increased our advances from the FHLB of Cincinnati by $330.6 million, as we funded new loan originations, our capital initiatives and actively managed our liquidity ratio. During the three months ended December 31, 2015, our advances from the FHLB of Cincinnati decreased by $4.4 million.
Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of Cincinnati and the FRB-Cleveland Discount Window, each of which provides an additional source of funds. Additionally, in evaluating funding alternatives, we may participate in the brokered CDs market. At December 31, 2016 we had $3.05 billion of FHLB of Cincinnati advances and no outstanding borrowings from the FRB-Cleveland Discount Window. Additionally, at December 31, 2016, we had $539.8 million of brokered CDs. During the three months ended December 31, 2016, we had average outstanding advances from the FHLB of Cincinnati of $2.80 billion as compared to average outstanding advances of $2.12 billion during the three months ended December 31, 2015. The increase in net average balance in the current year reflects an increase in FHLB of Cincinnati borrowings as part of our efforts to lengthen the duration of our interest bearing funding sources as well as increases in the balance of our overnight borrowings used to fund balance sheet growth, our capital initiatives and to manage our on-balance sheet liquidity. Refer to the Extending the Duration of Funding Sources section of the Overview and the General section of Item 3. Quantitative and Qualitative Disclosures About Market Risk for further discussion. At December 31, 2016, we had the ability to immediately borrow an additional $84.4 million from the FRB-Cleveland Discount Window. From the perspective of collateral value securing FHLB of Cincinnati advances, our capacity limit for additional borrowings beyond the outstanding balance at December 31, 2016 was $5.35 billion, subject to satisfaction of the FHLB of Cincinnati common stock ownership requirement. To satisfy the common stock ownership requirement for the maximum limit of borrowing, we would have to increase our ownership of FHLB of Cincinnati common stock by an additional $107.0 million.

The Association and the Company are subject to various regulatory capital requirements, including a risk-based capital measure. The Basel III capital framework for U.S. banking organizations ("Basel III Rules") includes both a revised definition of capital and guidelines for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. Effective January 1, 2015, the OCC and the other federal bank regulatory agencies revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the DFA and revised the definition of assets used in the Tier 1 (leverage) capital ratio from adjusted tangible assets (a measurement computed based on quarter-end asset balances) to net average assets (a measurement computed based on the average of daily asset balances during the quarter). Among other things, the rule established a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets) and increased the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets). The rule also requires unrealized gains and losses on certain "available-for-sale" security holdings and change in defined benefit plan obligations to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised. The Association exercised its one time opt-out election with the filing of its March 31, 2015 regulatory call report. Effective January 1, 2015, the Association implemented the new capital requirements for the standardized approach to the Basel III Rules, subject to transitional provisions extending through the end of 2018. The final rule also implemented consolidated capital requirements for savings and loan holding companies effective January 1, 2015.
On January 1, 2016 the Association became subject to the "capital conservation buffer" requirement, which is being phased in over the next three years, increasing each year until fully implemented at 2.5% on January 1, 2019. The requirement would limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" consisting of 2.5% in addition to the minimum capital requirements. At December 31, 2016, the Association exceeded the fully phased in regulatory requirement for the "capital conservation buffer".
As of December 31, 2016, the Association exceeded all regulatory requirements to be considered “Well Capitalized” as presented in the table below (dollar amounts in thousands).

	Actual		Well Capitalized Levels
	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$1,491,781	21.17%	$704,557	10.00%
Tier 1 (leverage) Capital to Net Average Assets	1,431,331	11.08%	645,815	5.00%
Tier 1 Capital to Risk-Weighted Assets	1,431,331	20.32%	563,645	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,431,317	20.32%	457,962	6.50%
The capital ratios of the Company as of December 31, 2016 are presented in the table below (dollar amounts in thousands).

	Actual
	Amount	Ratio
Total Capital to Risk-Weighted Assets	$1,721,094	24.32%
Tier 1 (leverage) Capital to Net Average Assets	1,660,647	12.82%
Tier 1 Capital to Risk-Weighted Assets	1,660,647	23.47%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,660,647	23.47%
In addition to the operational liquidity considerations described above, which are primarily those of the Association, the Company, as a separate legal entity, also monitors and manages its own, parent company-only liquidity, which provides the source of funds necessary to support all of the parent company's stand-alone operations, including our capital distribution strategies, which encompass our share repurchase and dividend payment programs. The Company's primary source of liquidity is dividends received from the Association. The amount of dividends that the Association may declare and pay to the Company in any calendar year, without the receipt of prior approval from the OCC but with prior notice to the FRB-Cleveland, cannot exceed net income for the current calendar year-to-date period plus retained net income (as defined) for the preceding two calendar years, reduced by prior dividend payments made during those periods. During the three months ended December 31, 2016, the Company received an $81.0 million cash dividend from the Association. Because of its intercompany nature, this dividend payment had no impact on the Company's capital ratios or its consolidated statement of condition but reduced the Association's reported capital ratios.
The Company's seventh stock repurchase authorization, covering 10,000,000 shares began on August 4, 2015. There were 9,996,500 shares repurchased under that program between its start date and December 31, 2016. During the three months ended December 31, 2016, the Company repurchased $17.7 million of its common stock. On October 27, 2016, the Company announced that the Board of Directors approved the Company’s eighth stock repurchase program, which authorizes the repurchase of up to 10,000,000 shares of the Company’s outstanding common stock, which is to commence upon completion of the Company's seventh stock repurchase program.
On July 26, 2016, Third Federal Savings, MHC received the approval of its members (depositors and certain loan customers of the Association) with respect to the waiver of dividends, and subsequently received the non-objection of the FRB-Cleveland, to waive receipt of dividends on the Company’s common stock the MHC owns up to a total of $0.50 per share during the four quarterly periods ending June 30, 2017. Third Federal Savings, MHC waived its right to receive a $0.125 per share dividend payment on September 19, 2016 and December 12, 2016.
At December 31, 2016, the Company had, in the form of cash and a demand loan from the Association, $150.8 million of funds readily available to support its stand-alone operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
General. The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk has historically been interest rate risk. In general, our assets, consisting primarily of mortgage loans, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a fundamental component of our business strategy is to manage interest rate risk and limit the exposure of our net interest income to changes in market interest rates. Accordingly, our Board of Directors has established risk parameter limits deemed appropriate given our business strategy, operating environment, capital, liquidity and performance objectives. Additionally, our Board of Directors has authorized the formation of an Asset/Liability Management Committee comprised of key operating personnel, which is responsible for managing this risk in a manner that is consistent with the guidelines and risk limits approved by the Board of Directors. Further, the Board has established the Directors Risk Committee, which, among other responsibilities, conducts regular oversight and review of the guidelines, policies and deliberations of the Asset/Liability Management Committee. We have sought to manage our interest rate risk in order to control the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset-liability management, we use the following strategies to manage our interest rate risk:

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
During the three months ended December 31, 2016, $34.1 million of agency-compliant, long-term, fixed-rate mortgage loans were sold to Fannie Mae, and $38.4 million of long-term, fixed-rate mortgage loans, also agency-compliant, were sold to the FHLB of Cincinnati. All loans were sold on a servicing retained basis. At December 31, 2016, $8.2 million of agency-compliant, long-term, fixed-rate residential first mortgage loans that qualified under Fannie Mae's HARP II or Home Ready programs, were classified as “held for sale.” Of the agency-compliant loan sales during the three months ended December 31, 2016, $4.8 million was comprised of long-term (15 to 30 years), fixed-rate first mortgage loans which were sold under Fannie Mae's HARP II or Home Ready programs, and $29.3 million was comprised of long-term (15 to 30 years), fixed-rate first mortgage loans which had been originated under our revised procedures and were sold to Fannie Mae under our reinstated seller contract, as described in the next paragraph. The loans that were sold to the FHLB of Cincinnati were sold under the FHLB's Mortgage Purchase Program. Loans that qualify under the FHLB Mortgage Purchase Program are classified as “held for investment” until they are specifically identified for sale. At December 31, 2016, we did not have any outstanding loan sales commitments.
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
In response to the impact that the 2008 financial crisis had on housing and more particularly on the operation of the secondary mortgage market, we have actively marketed an adjustable-rate mortgage loan product since 2010 and a 10-year fixed-rate mortgage loan product since 2012. Each of these products provides us with improved interest rate risk characteristics when compared to longer-term, fixed-rate mortgage loans. Shortening the average maturity of our interest-earning assets by increasing our investments in shorter-term loans and investments, as well as loans and investments with variable rates of interest, helps to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our net interest income to changes in market interest rates. By following these strategies, we believe that we are better positioned to react to increases in market interest rates.
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
During the three months ended December 31, 2015, the Association entered into its first interest rate swap agreements in over ten years. Each of the Association's swap agreements is registered on the Chicago Mercantile Exchange and involves the exchange of interest payment amounts based on a notional principal balance. No exchange of principal amounts occurs and the notional principal amount does not appear on our balance sheet. The Association uses swaps to extend the duration of its funding sources. In each of the Association's agreements, interest paid is based on a fixed rate of interest throughout the term of each agreement while interest received is based on an interest rate that resets at a specified interval (generally three months) throughout the term of each agreement. On the initiation date of the swap, the agreed upon exchange interest rates reflect market conditions at that point in time. Swaps generally require counterparty collateral pledges that ensure the counterparties' ability to comply with the conditions of the agreement. The notional amount of the Association's swap portfolio at December 31, 2016 was $700.0 million. The swap portfolio's weighted average fixed pay rate was 1.28% and the weighted average remaining term was 4.4 years. Concurrent with the execution of each swap, the Association entered into a short-term borrowing from the FHLB of Cincinnati in an amount equal to the notional amount of the swap and with interest rate resets aligned with the reset interval of the swap. For $550.0 million of our outstanding swaps, the borrowing proceeds represented new monies which were generally used to fund loans and investment securities. Swaps totaling $150.0 million were contracted to restructure existing longer-term FHLB borrowings. These restructuring transactions lowered our effective cost of funding but did not involve the receipt of new monies. Each individual swap agreement has been designated as a cash flow hedge of interest rate risk associated with the Company's variable rate borrowings from the FHLB of Cincinnati.
Economic Value of Equity. Using customized modeling software, the Association prepares periodic estimates of the amounts by which the net present value of its cash flows from assets, liabilities and off-balance sheet items (the institution’s economic value of equity or EVE) would change in the event of a range of assumed changes in market interest rates. The simulation model uses a discounted cash flow analysis and an option-based pricing approach in measuring the interest rate sensitivity of EVE. The model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumption that instantaneous changes (measured in basis points) occur at all maturities along the United States Treasury yield curve and other relevant market interest rates. A basis point equals one, one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 2% to 3% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. The model is tailored specifically to our organization, which, we believe, improves its predictive accuracy. The following table presents the estimated changes in the Association’s EVE at December 31, 2016 that would result from the indicated instantaneous changes in the United States Treasury yield curve and other relevant market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

				EVE as a Percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)	Estimated EVE (2)	Estimated Increase (Decrease) in EVE		EVE Ratio (4)	Increase (Decrease) (basis points)
		Amount	Percent
	(Dollars in thousands)
+300	$1,242,456	$(656,875)	(34.58)%	10.31%	(389)
+200	1,492,252	(407,079)	(21.43)%	11.93%	(227)
+100	1,724,429	(174,902)	(9.21)%	13.31%	(89)
0	1,899,331	—	—	14.20%	—
-100	1,950,308	50,977	2.68%	14.24%	4
_________________

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	EVE Ratio represents EVE divided by the present value of assets.
The table above indicates that at December 31, 2016, in the event of an increase of 200 basis points in all interest rates, the Association would experience a 21.43% decrease in EVE. In the event of a 100 basis point decrease in interest rates, the Association would experience a 2.68% increase in EVE.
The following table is based on the calculations contained in the previous table, and sets forth the change in the EVE at a +200 basis point rate of shock at December 31, 2016, with comparative information as of September 30, 2016. By regulation, the Association must measure and manage its interest rate risk for interest rate shocks relative to established risk tolerances in EVE.
Risk Measure (+200 bps Rate Shock)

	At December 31, 2016	At September 30, 2016
Pre-Shock EVE Ratio	14.20%	14.98%
Post-Shock EVE Ratio	11.93%	13.72%
Sensitivity Measure in basis points	(227)	(126)
Percentage Change in EVE	(21.43)%	(13.55)%
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
Accordingly, although the EVE tables provide an indication of our interest rate risk exposure as of the indicated dates, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our EVE and will differ from actual results. In addition to our core business activities, which primarily sought to originate Smart Rate (adjustable) and 10-year fixed-rate loans funded by borrowings from the FHLB and intermediate term CDs (including brokered CDs), and which are intended to have a favorable impact on our IRR profile, the impact of several other items and events resulted in the 7.88% deterioration in the Percentage Change in EVE measure at December 31, 2016 when compared to the measure at September 30, 2016. The most significant factor contributing to the overall deterioration was the change in market interest rates, which included an increase of 43 basis points for the two-year term, an increase of 78 basis points for the five-year term and an increase of 85 basis points for the ten-year term, and which resulted in a decrease of 9.01% in the Percentage Change in EVE. Combined with this deterioration was the impact of $81.0 million in cash dividends that the Association paid to the Company. Because of its intercompany nature, this payment had no impact on the Company's capital position, or the Company's overall IRR profile but reduced the Association's regulatory capital and regulatory capital ratios and negatively impacted the Association's Percentage Change in EVE by approximately 0.86%. Partially offsetting the unfavorable impact of the two preceding factors, numerous modifications and enhancements to our modeling assumptions and methodologies, which are continually challenged and evaluated, on a net basis, positively impacted the Association's Percentage Change in EVE by 3.24%. These changes primarily involved the calibration factors used in the modeling of prepayment rates for our fixed-rate, first mortgage loans and attempt to more closely align the model’s projections with our historical experience for those products. Finally, although our core business activities, as described at the beginning of this paragraph, are generally intended to have a favorable impact our our IRR profile, periodically, and specifically during the current fiscal year-to-date period, the pace of mortgage asset additions to our balance sheet (including consideration of outstanding commitments to originate those assets) exceeded the addition of duration extending funding sources and resulted in 1.25% of deterioration to our Percentage Change in EVE since September 30, 2016. The IRR simulation results presented above were in line with management's expectations and were within the risk limits established by our Board of Directors.
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
Earnings at Risk. In addition to EVE calculations, we use our simulation model to analyze the sensitivity of our net interest income to changes in interest rates (the institution’s EaR). Net interest income is the difference between the interest income that we earn on our interest-earning assets, such as loans and securities, and the interest that we pay on our interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what our net interest income would be for prospective 12 and 24 month periods using customized (based on our portfolio characteristics) assumptions with respect to loan prepayment rates, default rates and deposit decay rates, and the implied forward yield curve as of the market date for assumptions as to projected interest rates. We then calculate what the net interest income would be for the same period in the event of instantaneous changes in market interest rates. The simulation process is subject to continual enhancement, modification, refinement and adaptation in order that it might most accurately reflect our current circumstances, factors and expectations. As of December 31, 2016, we estimated that our EaR for the 12 months ending December 31, 2017 would decrease by 5.46% in the event of an instantaneous 200 basis point increase in market interest rates. As is the case with any model that projects future results, the further into the future that the model extends, the less precise/reliable the results become. With that in mind, as of December 31, 2016, we estimated that our EaR for the 12 month period ending December 31, 2018 would decrease by 9.46% in the event of an instantaneous 200 basis point increase in market interest rates. At December 31, 2016, the IRR simulations results were in line with management's expectations and,with the exception of the 12 months EaR estimate based on an instantaneous 200 basis point increase in market interest rates, which was 0.46% above the Board's limit, were within the risk limits established by our Board of Directors.
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
Other Considerations. The EVE and EaR analyses are similar in that they both start with the same month end balance sheet amounts, weighted average coupon and maturity. The underlying prepayment, decay and default assumptions are also the same and they both start with the same month end "markets" (Treasury and Libor yield curves, etc.). From that similar starting point, the models follow divergent paths. EVE is a stochastic model using 100 different interest rate paths to compute market value at the cohorted transaction level for each of the categories on the balance sheet whereas EaR uses the implied forward curve to compute interest income/expense at the cohorted transaction level for each of the categories on the balance sheet.
EVE is considered as a point in time calculation with a "liquidation" view of the Association where all the cash flows (including interest, principal and prepayments) are modeled and discounted using discount factors derived from the current market yield curves. It provides a long term view and helps to define changes in equity and duration as a result of changes in interest rates. On the other hand, EaR is based on balance sheet projections going one year and two years forward and assumes new business volume and pricing to calculate net interest income under different interest rate environments. EaR is calculated to determine the sensitivity of net interest income under different interest rate scenarios. With each of these models specific policy limits have been established that are compared with the actual month end results. These limits have been approved by the Association's Board of Directors and are used as benchmarks to evaluate and moderate interest rate risk. In the event that there is a breach of policy limits, management is responsible for taking such action, similar to those described under the preceding heading of General, as may be necessary in order to return the Association's interest rate risk profile to a position that is in compliance with the policy. At December 31, 2016, the IRR profile as disclosed above was, with one exception, within our internal limits.
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
Item 1A. Risk Factors
There have been no material changes in the "Risk Factors" previously disclosed in our Annual Report on Form 10-K, filed with the SEC on November 23, 2016 (File No. 001-33390).
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table summarizes our stock repurchase activity during the quarter ended December 31, 2016.

		Average	Total Number of	Maximum Number
	Total Number	Price	Shares Purchased	of Shares that May
	of Shares	Paid per	as Part of Publicly	Yet be Purchased
Period	Purchased	Share	Announced Plans (1)	Under the Plans
October 1, 2016 through October 31, 2016	630,000	$17.88	630,000	269,500
November 1, 2016 through November 30, 2016	245,000	18.17	245,000	24,500
December 1, 2016 through December 31, 2016	21,000	19.21	21,000	3,500
	896,000	17.99	896,000

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

101
The following unaudited financial statements from TFS Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, filed on February 8, 2017, formatted in XBRL: (i) Consolidated Statements of Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Unaudited Interim Consolidated Financial Statements.

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

TFS Financial Corporation

Dated:	February 8, 2017	/s/ Marc A. Stefanski
Marc A. Stefanski
Chairman of the Board, President and Chief Executive Officer

Dated:	February 8, 2017	/s/ David S. Huffman
David S. Huffman
Chief Financial Officer and Secretary