Form 10-Q
period 2017-03-31
TFS Financial CORP
filed 2017-05-05
CIK 1381668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-Q
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from              to
Commission File Number 001-33390
________________________________________
TFS FINANCIAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)
________________________________________

United States of America	52-2054948
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7007 Broadway Avenue Cleveland, Ohio	44105
(Address of Principal Executive Offices)	(Zip Code)
(216) 441-6000
Registrant’s telephone number, including area code:
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
________________________________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(do not check if a smaller reporting company)	Smaller Reporting Company	☐

Emerging Growth Company	☐
If an emerging company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date.
As of May 3, 2017, there were 282,733,761 shares of the Registrant’s common stock, par value $0.01 per share, outstanding, of which 227,119,132 shares, or 80.3% of the Registrant’s common stock, were held by Third Federal Savings and Loan Association of Cleveland, MHC, the Registrant’s mutual holding company.

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

Item 1. Financial Statements
TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION (unaudited)
(In thousands, except share data)

	March 31, 2017	September 30, 2016
ASSETS
Cash and due from banks	$29,025	$27,914
Interest-earning cash equivalents	211,739	203,325
Cash and cash equivalents	240,764	231,239
Investment securities available for sale (amortized cost $543,747 and $517,228, respectively)	536,178	517,866
Mortgage loans held for sale, at lower of cost or market ($4,299 and $0 measured at fair value, respectively)	4,299	4,686
Loans held for investment, net:
Mortgage loans	12,194,518	11,748,099
Other consumer loans	3,012	3,116
Deferred loan expenses, net	26,089	19,384
Allowance for loan losses	(56,841)	(61,795)
Loans, net	12,166,778	11,708,804
Mortgage loan servicing rights, net	8,605	8,852
Federal Home Loan Bank stock, at cost	82,877	69,853
Real estate owned	5,617	6,803
Premises, equipment, and software, net	58,990	61,003
Accrued interest receivable	33,771	32,818
Bank owned life insurance contracts	203,283	200,144
Other assets	65,030	63,994
TOTAL ASSETS	$13,406,192	$12,906,062
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$8,188,005	$8,331,368
Borrowed funds	3,366,189	2,718,795
Borrowers’ advances for insurance and taxes	84,732	92,313
Principal, interest, and related escrow owed on loans serviced	36,559	49,401
Accrued expenses and other liabilities	52,317	53,727
Total liabilities	11,727,802	11,245,604
Commitments and contingent liabilities
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 332,318,750 shares issued; 283,067,967 and 284,219,019 outstanding at March 31, 2017 and September 30, 2016, respectively	3,323	3,323
Paid-in capital	1,719,718	1,716,818
Treasury stock, at cost; 49,250,783 and 48,099,731 shares at March 31, 2017 and September 30, 2016, respectively	(707,070)	(681,569)
Unallocated ESOP shares	(55,251)	(57,418)
Retained earnings—substantially restricted	729,063	698,930
Accumulated other comprehensive loss	(11,393)	(19,626)
Total shareholders’ equity	1,678,390	1,660,458
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$13,406,192	$12,906,062
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(In thousands, except share and per share data)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$97,676	$93,737	$193,056	$186,911
Investment securities available for sale	2,198	2,562	4,051	5,033
Other interest and dividend earning assets	1,209	846	2,190	1,632
Total interest and dividend income	101,083	97,145	199,297	193,576
INTEREST EXPENSE:
Deposits	21,320	22,351	43,377	44,790
Borrowed funds	9,477	7,035	17,404	13,386
Total interest expense	30,797	29,386	60,781	58,176
NET INTEREST INCOME	70,286	67,759	138,516	135,400
PROVISION FOR LOAN LOSSES	(6,000)	(1,000)	(6,000)	(2,000)
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	76,286	68,759	144,516	137,400
NON-INTEREST INCOME:
Fees and service charges, net of amortization	1,673	1,826	3,449	3,795
Net gain on the sale of loans	330	1,917	1,213	2,742
Increase in and death benefits from bank owned life insurance contracts	1,559	1,841	3,163	4,184
Other	990	1,119	2,095	2,099
Total non-interest income	4,552	6,703	9,920	12,820
NON-INTEREST EXPENSE:
Salaries and employee benefits	24,210	25,054	48,230	50,002
Marketing services	4,791	4,331	9,326	8,652
Office property, equipment and software	6,111	5,939	11,984	11,702
Federal insurance premium and assessments	2,664	2,994	4,936	5,823
State franchise tax	1,317	1,444	2,671	2,892
Real estate owned expense, net	829	1,713	1,880	3,874
Other operating expenses	5,372	4,866	11,529	11,029
Total non-interest expense	45,294	46,341	90,556	93,974
INCOME BEFORE INCOME TAXES	35,544	29,121	63,880	56,246
INCOME TAX EXPENSE	12,083	9,845	20,809	19,119
NET INCOME	$23,461	$19,276	$43,071	$37,127
Earnings per share—basic and diluted	$0.08	$0.07	$0.15	$0.13
Weighted average shares outstanding
Basic	277,787,284	282,314,098	277,857,265	283,078,539
Diluted	279,911,556	284,486,177	280,091,879	285,412,438

See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(In thousands)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Net income	$23,461	$19,276	$43,071	$37,127
Other comprehensive income (loss), net of tax:
Net change in unrealized loss on securities available for sale	692	4,544	(5,335)	(708)
Net change in cash flow hedges	257	(1,700)	12,877	(1,645)
Change in pension obligation	346	251	691	501
Total other comprehensive income (loss)	1,295	3,095	8,233	(1,852)
Total comprehensive income	$24,756	$22,371	$51,304	$35,275
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)
(In thousands, except share and per share data)

	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at September 30, 2015	$3,323	$1,707,629	$(548,557)	$(61,751)	$641,791	$(13,065)	$1,729,370
Net income	—	—	—	—	37,127	—	37,127
Other comprehensive loss, net of tax	—	—	—	—	—	(1,852)	(1,852)
ESOP shares allocated or committed to be released	—	1,671	—	2,167	—	—	3,838
Compensation costs for stock-based plans	—	3,500	—	—	—	—	3,500
Excess tax effect from stock-based compensation	—	2,006	—	—	—	—	2,006
Purchase of treasury stock (3,780,000 shares)	—	—	(67,040)	—	—	—	(67,040)
Treasury stock allocated to restricted stock plan	—	(2,422)	(2,762)	—	—	—	(5,184)
Dividends paid to common shareholders ($0.20 per common share)	—	—	—	—	(11,358)	—	(11,358)
Balance at March 31, 2016	$3,323	$1,712,384	$(618,359)	$(59,584)	$667,560	$(14,917)	$1,690,407

Balance at September 30, 2016	$3,323	$1,716,818	$(681,569)	$(57,418)	$698,930	$(19,626)	$1,660,458
Net income	—	—	—	—	43,071	—	43,071
Other comprehensive income, net of tax	—	—	—	—	—	8,233	8,233
ESOP shares allocated or committed to be released	—	1,729	—	2,167	—	—	3,896
Compensation costs for stock-based plans	—	2,048	—	—	(29)	—	2,019
Purchase of treasury stock (1,357,210 shares)	—	—	(23,954)	—	—	—	(23,954)
Treasury stock allocated to restricted stock plan	—	(877)	(1,547)	—	—	—	(2,424)
Dividends paid to common shareholders ($0.25 per common share)	—	—	—	—	(12,909)	—	(12,909)
Balance at March 31, 2017	$3,323	$1,719,718	$(707,070)	$(55,251)	$729,063	$(11,393)	$1,678,390
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (in thousands)

	For the Six Months Ended
	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$43,071	$37,127
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	5,915	7,338
Depreciation and amortization	11,093	8,845
Deferred income tax (benefit) expense	(10)	20
Provision for loan losses	(6,000)	(2,000)
Net gain on the sale of loans	(1,213)	(2,742)
Other net losses	425	774
Principal repayments on and proceeds from sales of loans held for sale	14,824	7,640
Loans originated for sale	(14,623)	(8,647)
Increase in bank owned life insurance contracts	(3,166)	(1,644)
Cash collateral received from derivative counterparties	17,844	—
Net decrease (increase) in interest receivable and other assets	691	(3,339)
Net decrease in accrued expenses and other liabilities	(4,630)	(3,493)
Other	—	55
Net cash provided by operating activities	64,221	39,934
CASH FLOWS FROM INVESTING ACTIVITIES:
Loans originated	(1,813,251)	(1,198,681)
Principal repayments on loans	1,223,532	999,657
Proceeds from principal repayments and maturities of:
Securities available for sale	82,458	71,823
Proceeds from sale of:
Loans	130,176	86,579
Real estate owned	4,722	11,926
Purchases of:
FHLB stock	(13,024)	—
Securities available for sale	(112,084)	(59,523)
Premises and equipment	(663)	(5,143)
Other	(24)	542
Net cash used in investing activities	(498,158)	(92,820)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(143,363)	31,955
Net decrease in borrowers' advances for insurance and taxes	(7,581)	(9,381)
Net (decrease) increase in principal and interest owed on loans serviced	(12,842)	1,025
Net increase in short-term borrowed funds	322,482	187,249
Proceeds from long-term borrowed funds	375,000	40,206
Repayment of long-term borrowed funds	(50,088)	(112,707)
Purchase of treasury shares	(24,813)	(67,012)
Excess tax benefit related to stock-based compensation	—	2,006
Acquisition of treasury shares through net settlement of stock benefit plans compensation	(2,424)	(5,184)
Dividends paid to common shareholders	(12,909)	(11,358)
Net cash provided by financing activities	443,462	56,799
NET INCREASE IN CASH AND CASH EQUIVALENTS	9,525	3,913
CASH AND CASH EQUIVALENTS—Beginning of period	231,239	155,369
CASH AND CASH EQUIVALENTS—End of period	$240,764	$159,282
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest on deposits	$43,504	$44,785
Cash paid for interest on borrowed funds	14,746	12,870
Cash paid for income taxes	19,982	17,577
SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to real estate owned	3,901	6,481
Transfer of loans from held for investment to held for sale	130,368	85,015
Treasury stock issued for stock benefit plans	877	2,422
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands unless otherwise indicated)

1.	BASIS OF PRESENTATION
TFS Financial Corporation, a federally chartered stock holding company, conducts its principal activities through its wholly owned subsidiaries. The principal line of business of the Company is retail consumer banking, including mortgage lending, deposit gathering, and, to a much lesser extent, other financial services. As of March 31, 2017, approximately 80% of the Company’s outstanding shares were owned by a federally chartered mutual holding company, Third Federal Savings and Loan Association of Cleveland, MHC. The thrift subsidiary of TFS Financial Corporation is Third Federal Savings and Loan Association of Cleveland.
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
The unaudited interim consolidated financial statements were prepared without an audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial condition of the Company at March 31, 2017, and its results of operations and cash flows for the periods presented. Such adjustments are the only adjustments reflected in the unaudited interim financial statements. In accordance with SEC Regulation S-X for interim financial information, these statements do not include certain information and footnote disclosures required for complete audited financial statements. The Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016 contains consolidated financial statements and related notes, which should be read in conjunction with the accompanying interim consolidated financial statements. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2017 or for any other period.

2.	EARNINGS PER SHARE
Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. For purposes of computing earnings per share amounts, outstanding shares include shares held by the public, shares held by the ESOP that have been allocated to participants or committed to be released for allocation to participants, the 227,119,132 shares held by Third Federal Savings, MHC, and, for purposes of computing dilutive earnings per share, stock options and restricted stock units with a dilutive impact. Unvested shares awarded pursuant to the Company's restricted stock plans are treated as participating securities in the computation of EPS pursuant to the two-class method as they contain nonforfeitable rights to dividends. The two-class method is an earnings allocation that determines EPS for each class of common stock and participating security. At March 31, 2017 and 2016, respectively, the ESOP held 5,525,081 and 5,958,421 shares that were neither allocated to participants nor committed to be released to participants.

The following is a summary of the Company's earnings per share calculations.

	For the Three Months Ended March 31,
	2017			2016
	Income	Shares	Per share amount	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$23,461			$19,276
Less: income allocated to restricted stock units	221			181
Basic earnings per share:
Income available to common shareholders	$23,240	277,787,284	$0.08	$19,095	282,314,098	$0.07
Diluted earnings per share:
Effect of dilutive potential common shares		2,124,272			2,172,079
Income available to common shareholders	$23,240	279,911,556	$0.08	$19,095	284,486,177	$0.07

	For the Six Months Ended March 31,
	2017			2016
	Income	Shares	Per share amount	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$43,071			$37,127
Less: income allocated to restricted stock units	425			361
Basic earnings per share:
Income available to common shareholders	$42,646	277,857,265	$0.15	$36,766	283,078,539	$0.13
Diluted earnings per share:
Effect of dilutive potential common shares		2,234,614			2,333,899
Income available to common shareholders	$42,646	280,091,879	$0.15	$36,766	285,412,438	$0.13
The following is a summary of outstanding stock options and restricted stock units that are excluded from the computation of diluted earnings per share because their inclusion would be anti-dilutive.

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2017	2016	2017	2016
Options to purchase shares	693,900	826,700	693,900	393,500
Restricted stock units	16,500	13,500	16,500	—

3.	INVESTMENT SECURITIES
Investments available for sale are summarized as follows:

	March 31, 2017
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
REMICs	$534,948	$61	$(8,055)	$526,954
Fannie Mae certificates	8,799	460	(35)	9,224
Total	$543,747	$521	$(8,090)	$536,178

	September 30, 2016
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
REMICs	$508,044	$1,447	$(1,494)	$507,997
Fannie Mae certificates	9,184	685	—	9,869
Total	$517,228	$2,132	$(1,494)	$517,866
Gross unrealized losses on available for sale securities and the estimated fair value of the related securities, aggregated by the length of time the securities have been in a continuous loss position, at March 31, 2017 and September 30, 2016, were as follows:

	March 31, 2017
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$426,796	$6,310	$85,863	$1,745	$512,659	$8,055
Fannie Mae certificates	4,643	35	—	—	4,643	35
Total	$431,439	$6,345	$85,863	$1,745	$517,302	$8,090

	September 30, 2016
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$210,735	$797	$73,361	$697	$284,096	$1,494
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

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES
Loans held for investment consist of the following:

	March 31, 2017	September 30, 2016
Real estate loans:
Residential Core	$10,546,544	$10,069,652
Residential Home Today	114,721	121,938
Home equity loans and lines of credit	1,504,459	1,531,282
Construction	63,880	61,382
Real estate loans	12,229,604	11,784,254
Other consumer loans	3,012	3,116
Add (deduct):
Deferred loan expenses, net	26,089	19,384
Loans in process ("LIP")	(35,086)	(36,155)
Allowance for loan losses	(56,841)	(61,795)
Loans held for investment, net	$12,166,778	$11,708,804
At March 31, 2017 and September 30, 2016, respectively, $4,299 and $4,686 of loans were classified as mortgage loans held for sale.
A large concentration of the Company’s lending is in Ohio and Florida. As of March 31, 2017 and September 30, 2016, the percentage of aggregate Residential Core, Home Today and Construction loans held in Ohio were 57% and 60%, respectively, and the percentages held in Florida were 16% as of both dates. As of March 31, 2017 and September 30, 2016, home equity loans and lines of credit were concentrated in Ohio (39% as of both dates), Florida (23% and 24%), and California (14% as of both dates).
Home Today began as an affordable housing program targeted to benefit low- and moderate-income home buyers. Through this program the Association provided the majority of loans to borrowers who would not otherwise qualify for the Association’s loan products, generally because of low credit scores. Although the credit profiles of borrowers in the Home Today program might be described as sub-prime, Home Today loans generally contain the same features as loans offered to our Residential Core borrowers. Borrowers with a Home Today loan complete financial management education and counseling and were referred to the Association by a sponsoring organization with which the Association partnered as part of the program. Because the Association applied less stringent underwriting and credit standards to the majority of Home Today loans, loans originated under the program have greater credit risk than its traditional residential real estate mortgage loans in the Residential Core portfolio. Effective March 27, 2009, the Home Today underwriting guidelines were changed to be substantially the same as the Association’s traditional first mortgage product and the program focused on financial education and down payment assistance. The majority of loans in this program were originated prior to that date and loans are no longer originated under the Home Today program. As of March 31, 2017 and September 30, 2016, the principal balance of Home Today loans originated prior to March 27, 2009 was $111,099 and $118,255, respectively. The Association does not offer, and has not offered, loan products frequently considered to be designed to target sub-prime borrowers containing features such as higher fees or higher rates, negative amortization, a loan-to-value ratio greater than 100%, or pay option adjustable-rate mortgages.

An age analysis of the recorded investment in loan receivables that are past due at March 31, 2017 and September 30, 2016 is summarized in the following tables. When a loan is more than one month past due on its scheduled payments, the loan is considered 30 days or more past due. Balances are adjusted for deferred loan fees or expenses and any applicable loans-in-process.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
March 31, 2017
Real estate loans:
Residential Core	$4,365	$3,963	$12,091	$20,419	$10,539,726	$10,560,145
Residential Home Today	3,485	1,230	7,916	12,631	100,738	113,369
Home equity loans and lines of credit	3,650	1,155	5,309	10,114	1,508,535	1,518,649
Construction	—	—	—	—	28,444	28,444
Total real estate loans	11,500	6,348	25,316	43,164	12,177,443	12,220,607
Other consumer loans	—	—	—	—	3,012	3,012
Total	$11,500	$6,348	$25,316	$43,164	$12,180,455	$12,223,619

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
September 30, 2016
Real estate loans:
Residential Core	$6,653	$3,157	$15,593	$25,403	$10,054,211	$10,079,614
Residential Home Today	5,271	2,583	7,356	15,210	105,225	120,435
Home equity loans and lines of credit	4,605	1,811	4,932	11,348	1,531,242	1,542,590
Construction	—	—	—	—	24,844	24,844
Total real estate loans	16,529	7,551	27,881	51,961	11,715,522	11,767,483
Other consumer loans	—	—	—	—	3,116	3,116
Total	$16,529	$7,551	$27,881	$51,961	$11,718,638	$11,770,599
At March 31, 2017 and September 30, 2016, real estate loans include $17,007 and $20,047, respectively, of loans that were in the process of foreclosure.
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
The recorded investment of loans in non-accrual status is summarized in the following table. Balances are adjusted for deferred loan fees or expenses.

	March 31, 2017	September 30, 2016
Real estate loans:
Residential Core	$46,893	$51,304
Residential Home Today	19,856	19,451
Home equity loans and lines of credit	16,877	19,206
Total non-accrual loans	$83,626	$89,961
At March 31, 2017 and September 30, 2016, respectively, the recorded investment in non-accrual loans includes $58,310 and $62,081, which are performing according to the terms of their agreement, of which $37,816 and $40,546 are loans in Chapter 7 bankruptcy status primarily where all borrowers have filed, and have not reaffirmed or been dismissed.

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
The recorded investment in loan receivables at March 31, 2017 and September 30, 2016 is summarized in the following table. The table provides details of the recorded balances according to the method of evaluation used for determining the allowance for loan losses, distinguishing between determinations made by evaluating individual loans and determinations made by evaluating groups of loans not individually evaluated. Balances of recorded investments are adjusted for deferred loan fees or expenses and any applicable loans-in-process.

	March 31, 2017			September 30, 2016
	Individually	Collectively	Total	Individually	Collectively	Total
Real estate loans:
Residential Core	$100,713	$10,459,432	$10,560,145	$107,541	$9,972,073	$10,079,614
Residential Home Today	48,713	64,656	113,369	51,415	69,020	120,435
Home equity loans and lines of credit	38,727	1,479,922	1,518,649	35,894	1,506,696	1,542,590
Construction	—	28,444	28,444	—	24,844	24,844
Total real estate loans	188,153	12,032,454	12,220,607	194,850	11,572,633	11,767,483
Other consumer loans	—	3,012	3,012	—	3,116	3,116
Total	$188,153	$12,035,466	$12,223,619	$194,850	$11,575,749	$11,770,599
An analysis of the allowance for loan losses at March 31, 2017 and September 30, 2016 is summarized in the following table. The analysis provides details of the allowance for loan losses according to the method of evaluation, distinguishing between allowances for loan losses determined by evaluating individual loans and allowances for loan losses determined by evaluating groups of loans collectively.

	March 31, 2017			September 30, 2016
	Individually	Collectively	Total	Individually	Collectively	Total
Real estate loans:
Residential Core	$7,767	$5,169	$12,936	$8,927	$6,141	$15,068
Residential Home Today	2,439	2,261	4,700	2,979	4,437	7,416
Home equity loans and lines of credit	1,332	37,870	39,202	722	38,582	39,304
Construction	—	3	3	—	7	7
Total	$11,538	$45,303	$56,841	$12,628	$49,167	$61,795
At March 31, 2017 and September 30, 2016, individually evaluated loans that required an allowance were comprised only of loans evaluated for impairment based on the present value of cash flows, such as performing TDRs, and loans with a further deterioration in the fair value of collateral not yet identified as uncollectible. All other individually evaluated loans received a charge-off, if applicable.
Because many variables are considered in determining the appropriate level of general valuation allowances, directional changes in individual considerations do not always align with the directional change in the balance of a particular component of the general valuation allowance. At March 31, 2017 and September 30, 2016, respectively, allowances on individually reviewed loans evaluated for impairment based on the present value of cash flows, such as performing TDRs, were $11,460 and $12,432.

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
As described earlier in this footnote, Home Today loans have greater credit risk than traditional residential real estate mortgage loans. At March 31, 2017 and September 30, 2016, respectively, approximately 23% and 27% of Home Today loans include private mortgage insurance coverage. The majority of the coverage on these loans was provided by PMI Mortgage Insurance Co., which was seized by the Arizona Department of Insurance and currently pays all claim payments at 71.5%. Appropriate adjustments have been made to the Association’s affected valuation allowances and charge-offs, and estimated loss severity factors were adjusted accordingly for loans evaluated collectively. The amount of loans in the Association's total owned residential portfolio covered by mortgage insurance provided by PMIC as of March 31, 2017 and September 30, 2016, respectively, was $73,927 and $91,784, of which $68,334 and $84,007 was current. The amount of loans in the Association's total owned residential portfolio covered by mortgage insurance provided by Mortgage Guaranty Insurance Corporation as of March 31, 2017 and September 30, 2016, respectively, was $34,028 and $40,578 of which $34,028 and $40,190 was current. As of March 31, 2017, MGIC's long-term debt rating, as published by the major credit rating agencies, did not meet the requirements to qualify as "high credit quality"; however, MGIC continues to make claims payments in accordance with its contractual obligations and the Association has not increased its estimated loss severity factors related to MGIC's claim paying ability. No other loans were covered by mortgage insurers that were deferring claim payments or which were assessed as being non-investment grade.
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

The recorded investment and the unpaid principal balance of impaired loans, including those reported as TDRs, as of March 31, 2017 and September 30, 2016 are summarized as follows. Balances of recorded investments are adjusted for deferred loan fees or expenses.

	March 31, 2017			September 30, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related IVA recorded:
Residential Core	$50,871	$69,253	$—	$53,560	$72,693	$—
Residential Home Today	19,456	42,692	—	20,108	44,914	—
Home equity loans and lines of credit	19,365	27,891	—	20,549	30,216	—
Construction	—	—	—	—	—	—
Total	$89,692	$139,836	$—	$94,217	$147,823	$—
With an IVA recorded:
Residential Core	$49,842	$50,432	$7,767	$53,981	$54,717	$8,927
Residential Home Today	29,257	29,612	2,439	31,307	31,725	2,979
Home equity loans and lines of credit	19,362	19,372	1,332	15,345	15,357	722
Construction	—	—	—	—	—	—
Total	$98,461	$99,416	$11,538	$100,633	$101,799	$12,628
Total impaired loans:
Residential Core	$100,713	$119,685	$7,767	$107,541	$127,410	$8,927
Residential Home Today	48,713	72,304	2,439	51,415	76,639	2,979
Home equity loans and lines of credit	38,727	47,263	1,332	35,894	45,573	722
Construction	—	—	—	—	—	—
Total	$188,153	$239,252	$11,538	$194,850	$249,622	$12,628
At March 31, 2017 and September 30, 2016, respectively, the recorded investment in impaired loans includes $167,011 and $170,602 of loans restructured in TDRs of which $11,937 and $12,368 were 90 days or more past due.

The average recorded investment in impaired loans and the amount of interest income recognized during the period that the loans were impaired are summarized below.

	For the Three Months Ended March 31,
	2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related IVA recorded:
Residential Core	$51,256	$431	$58,238	$277
Residential Home Today	19,601	42	20,797	65
Home equity loans and lines of credit	19,622	82	21,477	73
Construction	—	—	—	—
Total	$90,479	$555	$100,512	$415
With an IVA recorded:
Residential Core	$51,075	$468	$56,169	$568
Residential Home Today	29,785	361	33,549	423
Home equity loans and lines of credit	18,095	120	12,080	83
Construction	—	—	—	—
Total	$98,955	$949	$101,798	$1,074
Total impaired loans:
Residential Core	$102,331	$899	$114,407	$845
Residential Home Today	49,386	403	54,346	488
Home equity loans and lines of credit	37,717	202	33,557	156
Construction	—	—	—	—
Total	$189,434	$1,504	$202,310	$1,489

	For the Six Months Ended March 31,
	2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related IVA recorded:
Residential Core	$52,216	$742	$59,484	$646
Residential Home Today	19,782	149	22,124	215
Home equity loans and lines of credit	19,957	149	21,996	137
Construction	—	—	—	—
Total	$91,955	$1,040	$103,604	$998
With an IVA recorded:
Residential Core	$51,912	$978	$56,884	$1,158
Residential Home Today	30,282	738	34,105	855
Home equity loans and lines of credit	17,354	598	11,793	160
Construction	—	—	213	—
Total	$99,548	$2,314	$102,995	$2,173
Total impaired loans:
Residential Core	$104,128	$1,720	$116,368	$1,804
Residential Home Today	50,064	887	56,229	1,070
Home equity loans and lines of credit	37,311	747	33,789	297
Construction	—	—	213	—
Total	$191,503	$3,354	$206,599	$3,171

Interest on loans in non-accrual status is recognized on a cash basis. The amount of interest income on impaired loans recognized using a cash basis method was $414 and $770 for the three and six months ended March 31, 2017, respectively, and $315 and $764 for the three and six months ended March 31, 2016. Cash payments on loans with a partial charge-off are applied fully to principal, then to recovery of the charged off amount prior to interest income being recognized. Interest income on the remaining impaired loans is recognized on an accrual basis.
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
Loans restructured in TDRs that are not evaluated based on collateral are separately evaluated for impairment on a loan by loan basis at the time of restructuring and at each subsequent reporting date for as long as they are reported as TDRs. The impairment evaluation is based on the present value of expected future cash flows discounted at the effective interest rate of the original loan. Expected future cash flows include a discount factor representing a potential for default. Valuation allowances are recorded for the excess of the recorded investments over the result of the cash flow analysis. Loans discharged in Chapter 7 bankruptcy are reported as TDRs and also evaluated based on the present value of expected future cash flows unless evaluated based on collateral. We evaluate these loans using the expected future cash flows because we expect the borrower, not liquidation of the collateral, to be the source of repayment for the loan. Other consumer loans are not considered for restructuring. A loan restructured in a TDR is classified as an impaired loan for a minimum of one year. After one year, that loan may be reclassified out of the balance of impaired loans if the loan was restructured to yield a market rate for loans of similar credit risk at the time of restructuring and the loan is not impaired based on the terms of the restructuring agreement. No loans whose terms were restructured in TDRs were reclassified from impaired loans during the six months ended March 31, 2017 and March 31, 2016.
The recorded investment in TDRs by type of concession as of March 31, 2017 and September 30, 2016 is shown in the tables below.

March 31, 2017	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Restructurings	Bankruptcy	Total
Residential Core	$12,864	$723	$8,178	$21,703	$21,523	$25,408	$90,399
Residential Home Today	5,756	—	4,958	10,950	19,812	4,767	46,243
Home equity loans and lines of credit	114	4,960	358	12,833	1,204	10,900	30,369
Total	$18,734	$5,683	$13,494	$45,486	$42,539	$41,075	$167,011

September 30, 2016	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Restructurings	Bankruptcy	Total
Residential Core	$13,456	$748	$8,595	$22,641	$21,517	$28,263	$95,220
Residential Home Today	6,338	—	5,198	11,330	20,497	5,241	48,604
Home equity loans and lines of credit	120	4,135	401	9,354	1,166	11,602	26,778
Total	$19,914	$4,883	$14,194	$43,325	$43,180	$45,106	$170,602
TDRs may be restructured more than once. Among other requirements, a subsequent restructuring may be available for a borrower upon the expiration of temporary restructuring terms if the borrower cannot return to regular loan payments. If the borrower is experiencing an income curtailment that temporarily has reduced his/her capacity to repay, such as loss of employment, reduction of hours, non-paid leave or short term disability, a temporary restructuring is considered. If the borrower lacks the capacity to repay the loan at the current terms due to a permanent condition, a permanent restructuring is considered. In evaluating the need for a subsequent restructuring, the borrower’s ability to repay is generally assessed utilizing a debt to income and cash flow analysis. As the economy has improved, the need for multiple restructurings has begun to abate. Loans discharged in Chapter 7 bankruptcy are classified as multiple restructurings if the loan's original terms had also been restructured by the Association.
For all loans restructured during the three and six months ended March 31, 2017 and March 31, 2016 (set forth in the tables below), the pre-restructured outstanding recorded investment was not materially different from the post-restructured outstanding recorded investment.

The following tables set forth the recorded investment in TDRs restructured during the periods presented, according to the types of concessions granted.

	For the Three Months Ended March 31, 2017
	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Restructurings	Bankruptcy	Total
Residential Core	$521	$—	$274	$107	$156	$611	$1,669
Residential Home Today	12	—	189	78	963	119	1,361
Home equity loans and lines of credit	—	773	—	1,838	89	460	3,160
Total	$533	$773	$463	$2,023	$1,208	$1,190	$6,190

	For the Three Months Ended March 31, 2016
	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Restructurings	Bankruptcy	Total
Residential Core	$491	$—	$172	$1,222	$734	$1,463	$4,082
Residential Home Today	171	—	209	151	806	91	1,428
Home equity loans and lines of credit	—	185	28	1,232	225	170	1,840
Total	$662	$185	$409	$2,605	$1,765	$1,724	$7,350

	For the Six Months Ended March 31, 2017
	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Restructurings	Bankruptcy	Total
Residential Core	$521	$—	$475	$924	$879	$1,111	$3,910
Residential Home Today	81	—	258	311	1,471	311	2,432
Home equity loans and lines of credit	—	1,000	—	4,094	275	989	6,358
Total	$602	$1,000	$733	$5,329	$2,625	$2,411	$12,700

	For the Six Months Ended March 31, 2016
	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Restructurings	Bankruptcy	Total
Residential Core	$602	$—	$1,066	$2,398	$1,281	$3,217	$8,564
Residential Home Today	171	—	229	443	1,682	327	2,852
Home equity loans and lines of credit	59	407	36	2,277	343	534	3,656
Total	$832	$407	$1,331	$5,118	$3,306	$4,078	$15,072

Below summarizes the information on TDRs restructured within the previous 12 months of the period presented for which there was a subsequent payment default, at least 30 days past due on one scheduled payment, during the period presented.

	For the Three Months Ended March 31,
	2017		2016
TDRs Within the Previous 12 Months That Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Residential Core	13	$1,031	19	$1,841
Residential Home Today	20	951	15	545
Home equity loans and lines of credit	13	636	13	480
Total	46	$2,618	47	$2,866

	For the Six Months Ended March 31,
	2017		2016
TDRs Within the Previous 12 Months That Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Residential Core	17	$1,472	25	$2,401
Residential Home Today	20	951	17	646
Home equity loans and lines of credit	18	676	20	603
Total	55	$3,099	62	$3,650

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

	Pass	Special Mention	Substandard	Loss	Total
March 31, 2017
Real Estate Loans:
Residential Core	$10,507,647	$—	$52,498	$—	$10,560,145
Residential Home Today	92,322	—	21,047	—	113,369
Home equity loans and lines of credit	1,495,498	3,149	20,002	—	1,518,649
Construction	28,444	—	—	—	28,444
Total	$12,123,911	$3,149	$93,547	$—	$12,220,607

	Pass	Special Mention	Substandard	Loss	Total
September 30, 2016
Real Estate Loans:
Residential Core	$10,022,555	$—	$57,059	$—	$10,079,614
Residential Home Today	99,442	—	20,993	—	120,435
Home equity loans and lines of credit	1,516,551	4,122	21,917	—	1,542,590
Construction	24,844	—	—	—	24,844
Total	$11,663,392	$4,122	$99,969	$—	$11,767,483
At March 31, 2017 and September 30, 2016, respectively, the recorded investment of impaired loans includes $99,407 and $101,227 of TDRs that are individually evaluated for impairment, but have adequately performed under the terms of the restructuring and are classified as Pass loans. At March 31, 2017 and September 30, 2016, respectively, there were $4,801 and $6,346 of loans classified substandard and $3,149 and $4,122 of loans designated special mention that are not included in the recorded investment of impaired loans; rather, they are included in loans collectively evaluated for impairment.
Other consumer loans are internally assigned a grade of nonperforming when they become 90 days or more past due. At March 31, 2017 and September 30, 2016, no consumer loans were graded as nonperforming.
Activity in the allowance for loan losses is summarized as follows:

	For the Three Months Ended March 31, 2017
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$14,807	$(3,292)	$(727)	$2,148	$12,936
Residential Home Today	5,955	(1,176)	(396)	317	4,700
Home equity loans and lines of credit	39,680	(1,530)	(1,108)	2,160	39,202
Construction	5	(2)	—	—	3
Total	$60,447	$(6,000)	$(2,231)	$4,625	$56,841

	For the Three Months Ended March 31, 2016
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$20,468	$(2,022)	$(1,266)	$1,430	$18,610
Residential Home Today	9,852	200	(612)	321	9,761
Home equity loans and lines of credit	38,907	825	(1,747)	1,940	39,925
Construction	14	(3)	—	—	11
Total	$69,241	$(1,000)	$(3,625)	$3,691	$68,307

	For the Six Months Ended March 31, 2017
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$15,068	$(3,062)	$(1,899)	$2,829	$12,936
Residential Home Today	7,416	(2,126)	(1,198)	608	4,700
Home equity loans and lines of credit	39,304	(808)	(3,157)	3,863	39,202
Construction	7	(4)	—	—	3
Total	$61,795	$(6,000)	$(6,254)	$7,300	$56,841

	For the Six Months Ended March 31, 2016
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$22,596	$(3,786)	$(2,548)	$2,348	$18,610
Residential Home Today	9,997	463	(1,438)	739	9,761
Home equity loans and lines of credit	38,926	1,347	(3,851)	3,503	39,925
Construction	35	(24)	—	—	11
Total	$71,554	$(2,000)	$(7,837)	$6,590	$68,307

5.	DEPOSITS
Deposit account balances are summarized as follows:

	March 31, 2017	September 30, 2016
Checking accounts	$1,025,688	$995,372
Savings accounts	1,540,607	1,514,428
Certificates of deposit	5,619,911	5,819,642
	8,186,206	8,329,442
Accrued interest	1,799	1,926
Total deposits	$8,188,005	$8,331,368
Brokered certificates of deposit (exclusive of acquisition costs and subsequent amortization), which are used as a cost effective funding alternative, totaled $539,705 at March 31, 2017 and $539,775 at September 30, 2016. The FDIC places restrictions on banks with regard to issuing brokered deposits based on the bank's capital classification. As a well-capitalized institution at March 31, 2017 and September 30, 2016, the Association may accept brokered deposits without FDIC restrictions.

6.    OTHER COMPREHENSIVE INCOME (LOSS)

The change in accumulated other comprehensive income (loss) by component is as follows:

	For the Three Months Ended				For the Three Months Ended
	March 31, 2017				March 31, 2016
	Unrealized Gains (Losses) on Securities Available for Sale	Cash flow hedges	Defined Benefit Plan	Total	Unrealized Gains (Losses) on Securities Available for Sale	Cash flow hedges	Defined Benefit Plan	Total
Balance at beginning of period	$(5,611)	$11,249	$(18,326)	$(12,688)	$(3,326)	$55	$(14,741)	$(18,012)
Other comprehensive income (loss) before reclassifications, net of tax expense of $234 and $1,430	692	(258)	—	434	4,544	(1,888)	—	2,656
Amounts reclassified from accumulated other comprehensive income (loss), net of tax benefit of $464 and $235	—	515	346	861	—	188	251	439
Other comprehensive income (loss)	692	257	346	1,295	4,544	(1,700)	251	3,095
Balance at end of period	$(4,919)	$11,506	$(17,980)	$(11,393)	$1,218	$(1,645)	$(14,490)	$(14,917)

	For the Six Months Ended				For the Six Months Ended
	March 31, 2017				March 31, 2016
	Unrealized Gains (Losses) on Securities Available for Sale	Cash flow hedges	Defined Benefit Plan	Total	Unrealized Gains (Losses) on Securities Available for Sale	Cash flow hedges	Defined Benefit Plan	Total
Balance at beginning of period	$416	$(1,371)	$(18,671)	$(19,626)	$1,926	$—	$(14,991)	$(13,065)
Other comprehensive income (loss) before reclassifications, net of tax (expense) benefit of $(3,571) and $1,373	(5,335)	11,966	—	6,631	(708)	(1,841)	—	(2,549)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax benefit of $863 and $376	—	911	691	1,602	—	196	501	697
Other comprehensive income (loss)	(5,335)	12,877	691	8,233	(708)	(1,645)	501	(1,852)
Balance at end of period	$(4,919)	$11,506	$(17,980)	$(11,393)	$1,218	$(1,645)	$(14,490)	$(14,917)

The following table presents the reclassification adjustment out of accumulated other comprehensive income included in net income and the corresponding line item on the consolidated statements of income for the periods indicated:

	Amounts Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income Components	For the Three Months Ended March 31,		For the Six Months Ended March 31,		Line Item in the Statement of Income
	2017	2016	2017	2016
Cash flow hedges:
Interest expense, effective portion	$793	$289	$1,402	$302	Interest expense
Income tax benefit	(278)	(101)	(491)	(106)	Income tax expense
Net of income tax benefit	515	188	911	196

Amortization of pension plan:
Actuarial loss	532	385	1,063	771	(a)
Income tax benefit	(186)	(134)	(372)	(270)	Income tax expense
Net of income tax benefit	346	251	691	501
Total reclassifications for the period	$861	$439	$1,602	$697

(a) This item is included in the computation of net periodic pension cost. See Note 8. Defined Benefit Plan for additional disclosure.

7.	INCOME TAXES
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
The Company’s effective income tax rate was 32.6% and 34.0% for the six months ended March 31, 2017 and March 31, 2016, respectively. The decrease in the effective rate for the six months ended March 31, 2017 compared to the same period 2016 was primarily due to the adoption of ASU 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting on October 1, 2016.
The Company makes certain investments in limited partnerships which invest in affordable housing projects that qualify for the Low Income Housing Tax Credit. The Company acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnership. The Company accounts for its interests in LIHTCs using the proportional amortization method. The impact of the Company's investments in tax credit entities on the provision for income taxes was not material during the three and six months ended March 31, 2017 and March 31, 2016.

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

The components of net periodic cost recognized in the statements of income are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Interest cost	$767	$822	$1,534	$1,644
Expected return on plan assets	(1,034)	(1,027)	(2,067)	(2,055)
Amortization of net loss	532	385	1,063	771
Net periodic cost	$265	$180	$530	$360
There were no required minimum employer contributions during the six months ended March 31, 2017. No minimum employer contributions are expected during the remainder of the fiscal year.

9.	EQUITY INCENTIVE PLAN
In December 2016 and January 2017, 293,200 and 7,200 options to purchase our common stock and 69,300 and 3,600 restricted stock units were granted, respectively, to certain directors, officers or employees of the Company. The awards were made pursuant to the shareholder-approved 2008 Equity Incentive Plan.
During the six months ended March 31, 2017 and 2016, the Company recorded $2,005 and $3,500, respectively, of stock-based compensation expense, comprised of stock option expense of $805 and $1,455, respectively, and restricted stock units expense of $1,200 and $2,045, respectively.
At March 31, 2017, 4,523,802 shares were subject to options, with a weighted average exercise price of $13.26 per share and a weighted average grant date fair value of $2.97 per share. Expected future expense related to the 1,490,361 non-vested options outstanding as of March 31, 2017 is $2,293 over a weighted average period of 2.3 years. At March 31, 2017, 665,545 restricted stock units, with a weighted average grant date fair value of $14.10 per unit, are unvested. Expected future compensation expense relating to the 1,186,538 restricted stock units outstanding as of March 31, 2017 is $2,578 over a weighted average period of 1.7 years. Each unit is equivalent to one share of common stock.

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
At March 31, 2017, the Company had commitments to originate loans as follows:

Fixed-rate mortgage loans	$214,011
Adjustable-rate mortgage loans	299,847
Equity loans and lines of credit	90,863
Total	$604,721

At March 31, 2017, the Company had unfunded commitments outstanding as follows:

Equity lines of credit	$1,351,487
Construction loans	35,086
Private equity investments	11,541
Total	$1,398,114
At March 31, 2017, the unfunded commitment on home equity lines of credit, including commitments for accounts suspended as a result of material default or a decline in equity, is $1,450,733.
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
As permitted under the fair value guidance in U.S. GAAP, the Company elects to measure at fair value mortgage loans classified as held for sale that are subject to pending agency contracts to securitize and sell loans. This election is expected to reduce volatility in earnings related to market fluctuations between the contract trade and settlement dates. At March 31, 2017 and September 30, 2016 there were no loans held for sale subject to pending agency contracts for which the fair value option was elected.
Presented below is a discussion of the methods and significant assumptions used by the Company to estimate fair value.
Investment Securities Available for Sale—Investment securities available for sale are recorded at fair value on a recurring basis. At March 31, 2017 and September 30, 2016, respectively, this includes $536,178 and $517,866 of investments in highly liquid collateralized mortgage obligations issued by Fannie Mae, Freddie Mac and Ginnie Mae. Both are measured using the market approach. The fair values of collateralized mortgage obligations represent unadjusted price estimates obtained from third party independent nationally recognized pricing services using pricing models or quoted prices of securities with similar characteristics and are included in Level 2 of the hierarchy. Third party pricing is reviewed on a monthly basis for reasonableness based on the market knowledge and experience of company personnel that interact daily with the markets for these types of securities.
Mortgage Loans Held for Sale—The fair value of mortgage loans held for sale is estimated on an aggregate basis using a market approach based on quoted secondary market pricing for loan portfolios with similar characteristics. Loans held for sale are carried at the lower of cost or fair value except, as described above, the Company elects the fair value measurement option for mortgage loans held for sale subject to pending agency contracts to securitize and sell loans. Loans held for sale are included in Level 2 of the hierarchy. At March 31, 2017 and September 30, 2016 there were $4,299 and $4,686, respectively, of loans held for sale carried at fair value and at cost, respectively.
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
Loans held for investment that have been restructured in TDRs and are performing according to the restructured terms of the loan agreement are individually evaluated for impairment using the present value of future cash flows based on the loan’s effective interest rate, which is not a fair value measurement. At March 31, 2017 and September 30, 2016, respectively, this included $101,336 and $102,079 in recorded investment of TDRs with related allowances for loss of $11,460 and $12,432.
Real Estate Owned—Real estate owned includes real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of the cost basis or fair value less estimated costs to dispose. Fair value is estimated under the market approach using independent third party appraisals. As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions. At March 31, 2017 and September 30, 2016, these adjustments were not significant to reported fair values. At March 31, 2017 and September 30, 2016, respectively, $3,332 and $4,192 of real estate owned is included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis where the cost basis equals or exceeds the estimate of fair values less costs to dispose of these properties. Real estate owned, as reported in the Consolidated Statements of Condition, includes estimated costs to dispose of $413 and $521 related to properties measured at fair value and $2,698 and $3,132 of properties carried at their original or adjusted cost basis at March 31, 2017 and September 30, 2016, respectively.
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

Assets and liabilities carried at fair value on a recurring basis in the Consolidated Statements of Condition at March 31, 2017 and September 30, 2016 are summarized below.

		Recurring Fair Value Measurements at Reporting Date Using
	March 31, 2017	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available for sale:
REMICs	$526,954	$—	$526,954	$—
Fannie Mae certificates	9,224	—	9,224	—
Derivatives:
Interest rate lock commitments	42	—	—	42
Interest rate swaps	18,361	—	18,361	—
Total	$554,581	$—	$554,539	$42

Liabilities
Derivatives:
Interest rate swaps	$659	$—	$659	$—
Total	$659	$—	$659	$—

		Recurring Fair Value Measurements at Reporting Date Using
	September 30, 2016	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available for sale:
REMICs	$507,997	$—	$507,997	$—
Fannie Mae certificates	9,869	—	9,869	—
Derivatives:
Interest rate lock commitments	99	—	—	99
Interest rate swaps	772	—	$772	—
Total	$518,737	$—	$518,638	$99

Liabilities
Derivatives:
Interest rate swaps	$2,880	$—	$2,880	$—
Total	$2,880	$—	$2,880	$—

The table below presents a reconciliation of the beginning and ending balances and the location within the Consolidated Statements of Income where gains (losses) due to changes in fair value are recognized on interest rate lock commitments which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Beginning balance	$47	$84	$99	$79
Gain (loss) during the period due to changes in fair value:
Included in other non-interest income	(5)	20	(57)	25
Ending balance	$42	$104	$42	$104
Change in unrealized gains for the period included in earnings for assets held at end of the reporting date	$42	$104	$42	$104
Summarized in the tables below are those assets measured at fair value on a nonrecurring basis.

		Nonrecurring Fair Value Measurements at Reporting Date Using
	March 31, 2017	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Impaired loans, net of allowance	$86,738	$—	$—	$86,738
Mortgage loans held for sale	4,299	—	4,299	—
Real estate owned(1)	3,332	—	—	3,332
Total	$94,369	$—	$4,299	$90,070

(1)	Amounts represent fair value measurements of properties before deducting estimated costs to dispose.

		Nonrecurring Fair Value Measurements at Reporting Date Using
	September 30, 2016	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Impaired loans, net of allowance	$92,576	$—	$—	$92,576
Real estate owned(1)	4,192	—	—	4,192
Total	$96,768	$—	$—	$96,768

(1)	Amounts represent fair value measurements of properties before deducting estimated costs to dispose.
The following provides quantitative information about significant unobservable inputs categorized within Level 3 of the Fair Value Hierarchy.

	Fair Value						Weighted
	3/31/2017	Valuation Technique(s)	Unobservable Input	Range			Average
Impaired loans, net of allowance	$86,738	Market comparables of collateral discounted to estimated net proceeds	Discount appraised value to estimated net proceeds based on historical experience:
			• Residential Properties	0	-	26%	7.9%

Interest rate lock commitments	$42	Quoted Secondary Market pricing	Closure rate	0	-	100%	90.6%

	Fair Value						Weighted
	9/30/2016	Valuation Technique(s)	Unobservable Input	Range			Average
Impaired loans, net of allowance	$92,576	Market comparables of collateral discounted to estimated net proceeds	Discount appraised value to estimated net proceeds based on historical experience:
			• Residential Properties	0	-	26%	8.2%

Interest rate lock commitments	$99	Quoted Secondary Market pricing	Closure rate	0	-	100%	93.0%
The following tables present the estimated fair value of the Company’s financial instruments.

	March 31, 2017
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and due from banks	$29,025	$29,025	$29,025	$—	$—
Interest earning cash equivalents	211,739	211,739	211,739	—	—
Investment securities available for sale	536,178	536,178	—	536,178	—
Mortgage loans held for sale	4,299	4,299	—	4,299	—
Loans, net:
Mortgage loans held for investment	12,163,766	12,477,970	—	—	12,477,970
Other loans	3,012	3,103	—	—	3,103
Federal Home Loan Bank stock	82,877	82,877	N/A	—	—
Accrued interest receivable	33,771	33,771	—	33,771	—
Derivatives	18,403	18,403	—	18,361	42
Liabilities:
Checking and passbook accounts	$2,566,295	$2,566,295	$—	$2,566,295	$—
Certificates of deposit	5,621,710	5,449,760	—	5,449,760	—
Borrowed funds	3,366,189	3,375,374	—	3,375,374	—
Borrowers’ advances for taxes and insurance	84,732	84,732	—	84,732	—
Principal, interest and escrow owed on loans serviced	36,559	36,559	—	36,559	—
Cash collateral received from counterparty	7,364	7,364	7,364	—	—
Derivatives	659	659	—	659	—

	September 30, 2016
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and due from banks	$27,914	$27,914	$27,914	$—	$—
Interest earning cash equivalents	203,325	203,325	203,325	—	—
Investment securities available for sale	517,866	517,866	—	517,866	—
Mortgage loans held for sale	4,686	4,839	—	4,839	—
Loans, net:
Mortgage loans held for investment	11,705,688	12,177,536	—	—	12,177,536
Other loans	3,116	3,277	—	—	3,277
Federal Home Loan Bank stock	69,853	69,853	N/A	—	—
Accrued interest receivable	32,818	32,818	—	32,818	—
Cash collateral held by counterparty	10,480	10,480	10,480	—	—
Derivatives	871	871	—	772	99
Liabilities:
Checking and passbook accounts	$2,509,800	$2,509,800	$—	$2,509,800	$—
Certificates of deposit	5,821,568	5,832,958	—	5,832,958	—
Borrowed funds	2,718,795	2,740,565	—	2,740,565	—
Borrowers’ advances for taxes and insurance	92,313	92,313	—	92,313	—
Principal, interest and escrow owed on loans serviced	49,401	49,401	—	49,401	—
Derivatives	2,880	2,880	—	2,880	—
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
The following table presents additional information about the interest rate swaps used in the Company's asset/liability management strategy.

	Cash Flow Hedges
	March 31, 2017	September 30, 2016

Notional value	$975,000	$600,000
Fair value	17,702	(2,108)
Weighted-average rate receive	1.08%	0.79%
Weighted-average rate pay	1.49%	1.21%
Average maturity (in years)	4.3	4.5
Amounts reported in AOCI related to derivatives are reclassified to interest expense during the same period in which the hedged transaction affects earnings. During the next twelve months, the Company estimates that $1,091 of the amounts reported in AOCI will be reclassified to interest expense.
The Company enters into forward commitments for the sale of mortgage loans principally to protect against the risk of adverse interest rate movements on net income. The Company recognizes the fair value of such contracts when the characteristics of those contracts meet the definition of a derivative. These derivatives are not designated in a hedging relationship; therefore, gains and losses are recognized immediately in the statement of income. There were no forward commitments for the sale of mortgage loans at March 31, 2017 or September 30, 2016.
In addition, the Company is party to derivative instruments when it enters into commitments to originate a portion of its loans, which when funded, are classified as held for sale. Such commitments are not designated in a hedging relationship; therefore, gains and losses are recognized immediately in the statement of income.

The following tables provide the locations within the Consolidated Statements of Condition and fair values for all derivative instruments.

	Asset Derivatives
	March 31, 2017		September 30, 2016
	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments
Cash flow hedges:
Interest rate swaps	Other Assets	$18,361	Other Assets	$772

Derivatives not designated as hedging instruments
Interest rate lock commitments	Other Assets	$42	Other Assets	$99

	Liability Derivatives
	March 31, 2017		September 30, 2016
	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments
Cash flow hedges:
Interest rate swaps	Other Liabilities	$659	Other Liabilities	$2,880
The following tables present the net gains and losses recorded within the Consolidated Statements of Income and the Consolidated Statements of Comprehensive Income relating to derivative instruments.

		Three Months Ended		Six Months Ended
	Location of Gain or (Loss)	March 31,		March 31,
	Recognized in Income	2017	2016	2017	2016
Cash flow hedges
Amount of gain/(loss) recognized, effective portion	Other comprehensive income	$(397)	$(2,905)	$18,409	$(2,833)
Amount of loss reclassified from AOCI	Interest expense	(793)	(289)	(1,402)	(302)
Amount of ineffectiveness recognized	Other non-interest income	—	—	—	—

Derivatives not designated as hedging instruments
Interest rate lock commitments	Other non-interest income	$(5)	$20	$(57)	$25

Derivatives contain an element of credit risk which arises from the possibility that the Company will incur a loss because a counterparty fails to meet its contractual obligations. The Company's exposure is limited to the replacement value of the contracts rather than the notional or principal amounts. Credit risk is minimized through counterparty collateral, transaction limits and monitoring procedures. Swap transactions that are handled by a registered clearing broker are cleared though the broker to a registered clearing organization. The clearing organization establishes daily cash and upfront cash or securities margin requirements to cover potential exposure in the event of default. This process shifts the risk away from the counterparty, since the clearing organization acts as the middleman on each cleared transaction. The fair values of derivative instruments are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements. Cash collateral payables or receivables associated with the derivative instruments are not added to or netted against the fair value amounts. The Company’s interest rate swaps are cleared through a registered clearing broker. At March 31, 2017, the Company held cash collateral of $7,364 related to interest rate swaps in positive positions. At September 30, 2016, the Company posted cash collateral of $10,480, related to interest rate swaps in liability positions.

13.	RECENT ACCOUNTING PRONOUNCEMENTS
Adopted during the quarter ended March 31, 2017

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815), Effects of Derivative Contract Novations on Existing Hedge Accounting Relationships. This amendment clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedging accounting criteria continue to be met. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted. An entity has an option to apply the amendments in this Update on either a prospective or a modified retrospective basis. The Company elected to early adopt this accounting guidance using a prospective method and will consider opportunities provided by these amendments in future SWAP transactions. The adoption of this accounting guidance does not currently affect the Company's financial condition and results of operations.
Pending as of March 31, 2017
In March 2017, the FASB issued ASU 2017-07 Compensation - Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This Update was issued to improve the presentation of net periodic pension or benefit costs for employers that offer their employees defined benefit pension plans, postretirement benefit plans, or other types of benefits accounted for under Topic 715. The current guidance does not prescribe where the amount of net benefit cost should be presented in an employer’s income statement and does not require entities to disclose by line item the amount of net benefit cost that is included in the income statement or capitalized in assets. This accounting and disclosure guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted as of the beginning of an annual period for which financial statements have not been made available for issuance. The amendments in this Update should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. The Company is planning to early adopt this guidance as of the December 31, 2017 interim reporting period and expects that there will be no material effect on the Company’s financial condition and results of operations.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This Update simplifies how an entity is required to test goodwill impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. An entity will still perform its annual or interim goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount. Under this guidance, an entity would recognize an impairment charge for the amount by which the carry amount exceeds the fair value, not to exceed the total amount of goodwill allocated to that reporting unit. The entity still has the option to perform the qualitative assessment to determine if the quantitative impairment test is necessary. An entity should apply the amendments in this Update on a prospective basis, with disclosure of the nature and reason for a change in accounting principle upon transition. The amendments in this Update are effective for annual and interim goodwill impairment testing in fiscal years beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company plans to implement this change as of September 30, 2017, taking into consideration these amendments with the goodwill impairment test performed using the June 30, 2017 financial statements, and expects no material change in financial condition and results of operations.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in this Update address eight specific cash flow issues with the objective of reducing the existing diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and Other Topics. Current guidance is either unclear or does not include specific guidance on these issues. Additionally, in November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash, which requires restricted cash or restricted cash equivalents be included in beginning-of-period and end-of-period cash totals and changes in this classification be explained separately. The amendments in both these Updates are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and should be applied using a retrospective transition method to each period presented. Early adoption is permitted, provided that all of the amendments are adopted in the same period. Adoption of this accounting guidance may affect the presentation in our Consolidated Statements of Cash Flows.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments in this Update replace the existing incurred loss impairment methodology with a methodology that reflects the expected credit losses for the remaining life of the asset. This will require consideration of a broader range of information, including reasonably supportable forecasts, in the measurement of expected credit losses. The amendments expand disclosures of credit quality indicators, requiring disaggregation by year of origination (vintage). Additionally, credit losses on available for sale debt securities will be recognized as an allowance rather than a write-down, with reversals permitted as credit loss estimates decline. An entity will apply the amendments in this Update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). For public business entities that are SEC filers, the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted though not considered at this time. Management has formed a working group comprised of teams from across the association including accounting, risk management, and finance. This group has begun assessing the required changes to our credit loss estimation methodologies and systems, as well as additional data and resources that may be required to comply with this standard. The Company is currently evaluating the impact that this accounting guidance may have on its financial condition and results of operations. The actual effect on our allowance for loan losses at the adoption date will depend on the nature of the characteristics of the portfolio at that date, as well as the macroeconomic conditions and forecasts at that date.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This guidance changes the accounting treatment of leases by requiring lessees to recognize operating leases on the balance sheet as lease assets (a right-to-use asset) and lease liabilities (a liability to make lease payments), measured on a discounted basis and will require both quantitative and qualitative disclosure regarding key information about the leasing arrangements. An accounting policy election to not recognize operating leases with terms of 12 months or less as assets and liabilities is permitted. This guidance will be effective for the fiscal year beginning after December 15, 2018, with early adoption permitted. A modified retrospective approach is required that includes a number of optional practical expedients to address leases that commenced before the effective date. The Company expects to recognize a right-to-use asset and a lease liability for its operating lease commitments on the Consolidated Statements of Condition and is assessing the impact this new standard will have on its financial condition and results of operations
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU changes the accounting for certain equity investments, financial liabilities under the fair value option and presentation and disclosure requirements for financial instruments. Equity investments not accounted for under the equity method of accounting will be measured at fair value with changes recognized in net income. If there are no readily determinable fair values, the guidance allows entities to measure investments at cost less impairment, whereby impairment is based on a qualitative assessment. The guidance eliminates the requirement to disclose the methods and significant assumptions used to estimate fair value of financial instruments measured at amortized cost. If an entity has elected the fair value option to measure liabilities, the new accounting guidance requires the portion of the change in fair value of a liability resulting from credit risk to be presented in OCI. This accounting and disclosure guidance will be effective for the fiscal year beginning after December 15, 2017, including interim periods within those fiscal years on a prospective basis, with a cumulative-effect adjustment to the balance sheet at the beginning of the fiscal year adopted. Early adoption is not permitted. The Company is currently evaluating the impact that this accounting guidance may have on its financial condition and results of operations.
In May 2015, the FASB issued ASU 2015-07, Fair Value Measurement (Topic 820), Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share. This guidance eliminates the requirement to categorize investments measured at net value per share (or its equivalent) using the practical expedient in the fair value hierarchy table and eliminates certain disclosures required for these investments. Entities will continue to provide information helpful to understanding the nature and risks of these investments and whether the investments, if sold, are probable of being sold at amounts different from net asset value. The amendments in this Update are effective for public companies retrospectively for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. This guidance is effective for the Company for fiscal year 2017 but will only affect the disclosures related to pension fair value in the year-end reporting. The adoption of this disclosure guidance is not expected to materially affect the Company's financial condition and results of operations.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), that revises the criteria for determining when to recognize revenue from contracts with customers and expands disclosure requirements. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. In August 2015, the FASB issued ASU 2015-14 which defers the effective date of ASU 2014-09 by one year; annual reporting periods and interim period within those annual periods beginning after December 15, 2017. Early adoption is permitted but only for interim and annual reporting periods beginning after December 15, 2016. During 2016 and 2017, the FASB also issued five separate ASUs which amend the original guidance regarding principal versus agent considerations, identify performance obligations and licensing, address the presentation of sales tax, noncash consideration, contract modifications at transition, and assessing collectability, gains and losses from derecognition of nonfinancial assets and other minor technical corrections and improvements. The requirements within 2014-09 and its subsequent amendments should be applied retrospectively or modified retrospectively with a cumulative-effect adjustment. The Company's preliminary analysis suggests that the adoption of this accounting guidance is not expected to have a material effect on its financial condition and results of operations. We will continue to evaluate any impact as additional guidance is issued and as our internal assessment continues.
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
Management believes that the following matters are those most critical to our success: (1) controlling our interest rate risk exposure; (2) monitoring and limiting our credit risk; (3) maintaining access to adequate liquidity and diverse funding sources; and (4) monitoring and controlling our operating expenses.
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
Levels of Regulatory Capital
At March 31, 2017, the Company’s Tier 1 (leverage) capital totaled $1.67 billion, or 12.81% of net average assets and 23.26% of risk-weighted assets, while the Association’s Tier 1 (leverage) capital totaled $1.46 billion, or 11.19% of net average assets and 20.36% of risk-weighted assets. Each of these measures was more than twice the requirements currently in effect for the Association for designation as “well capitalized” under regulatory prompt corrective action provisions, which set minimum levels of 5.00% of net average assets and 8.00% of risk-weighted assets. Refer to the Liquidity and Capital Resources section of this Item 2 for additional discussion regarding regulatory capital requirements.
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

The following tables set forth our first mortgage loan production and balances segregated by loan structure at origination.

	For the Six Months Ended March 31, 2017		For the Six Months Ended March 31, 2016
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
First Mortgage Loan Originations:
ARM (all Smart Rate) production	$760,737	51.1%	$484,660	48.4%
Fixed-rate production:
Terms less than or equal to 10 years	294,632	19.8	252,635	25.2
Terms greater than 10 years	433,295	29.1	264,705	26.4
Total fixed-rate production	727,927	48.9	517,340	51.6
Total First Mortgage Loan Originations:	$1,488,664	100.0%	$1,002,000	100.0%

	March 31, 2017		March 31, 2016
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Balance of Residential Mortgage Loans Held For Investment:
ARMs	$4,662,351	43.7%	$4,029,404	41.3%
Fixed-rate:
Terms less than or equal to 10 years	2,159,715	20.3	1,939,163	19.9
Terms greater than 10 years	3,839,199	36.0	3,779,702	38.8
Total fixed-rate	5,998,914	56.3	5,718,865	58.7
Total Residential Mortgage Loans Held For Investment:	$10,661,265	100.0%	$9,748,269	100.0%
The following table sets forth the balances as of March 31, 2017 for all ARM loans segregated by the next scheduled interest rate reset date.

Current Balance of ARM Loans Scheduled for Interest Rate Reset
During the Fiscal Years Ending September 30,	(In thousands)
2017	$83,854
2018	643,055
2019	584,497
2020	800,892
2021	1,284,289
2022	1,265,764
Total	$4,662,351
At March 31, 2017 and September 30, 2016, mortgage loans held for sale, all of which were long-term, fixed-rate first mortgage loans and all of which were held for sale to Fannie Mae, totaled $4.3 million and $4.7 million, respectively.

Extending the Duration of Funding Sources
As a complement to our strategies to shorten the duration of our interest earning assets, as described above, we also seek to lengthen the duration of our interest bearing funding sources. These efforts include monitoring the relative costs of alternative funding sources such as retail deposits, brokered certificates of deposit, longer-term (e.g. four to six years) fixed-rate advances from the FHLB of Cincinnati, and shorter-term (e.g. three months) advances from the FHLB of Cincinnati, the durations of which are extended by correlated interest rate exchange contracts. Each funding alternative is monitored and evaluated based on its effective interest payment rate, options exercisable by the creditor (early withdrawal, right to call, etc.), and collateral requirements. The interest payment rate is a function of market influences that are specific to the nuances and market competitiveness/breadth of each funding source. Generally, early withdrawal options are available to our retail CD customers but not to holders of brokered CDs; issuer call options are not provided on our advances from the FHLB of Cincinnati; and we are not subject to early termination options with respect to our interest rate exchange contracts. Additionally, collateral pledges are not provided with respect to our retail CDs or our brokered CDs; but are required for our advances from the FHLB of Cincinnati as well as for our interest rate exchange contracts.
During the six months ended March 31, 2017, the composition of our duration-extending funding sources changed as follows: the balance of retail CDs decreased $200.1 million while the balance of brokered CDs (which is inclusive of acquisition costs and subsequent amortization) increased $0.4 million. Additionally during the six months ended March 31, 2017, we increased the balance of our overnight advances from the FHLB of Cincinnati by $322.0 million; and we added $375.0 million of new, shorter-term advances from the FHLB of Cincinnati that were matched/correlated to interest rate exchange contracts that extended the effective durations of those shorter-term advances to approximately five years at inception. These funding source modifications facilitated asset growth of $500.1 million and funded stock repurchases of $24.0 million and stock dividends of $12.9 million.
Other Interest Rate Risk Management Tools
In years prior to fiscal 2010, in addition to maintaining the levels of regulatory capital required to be well capitalized, we also managed interest rate risk by actively selling long-term, fixed-rate mortgage loans in the secondary market, a strategy pursuant to which we were able to modulate the amount of long-term, fixed-rate loans held in our portfolio. At March 31, 2017, we serviced $1.91 billion of loans for others. Also prior to fiscal 2010, we actively marketed home equity lines of credit, which carried an adjustable rate of interest indexed to the prime rate and provided interest rate sensitivity to that portion of our assets. In light of the economic and regulatory environments that existed between 2010 and 2012, neither of these strategies were utilized during that period in managing our interest rate risk exposure.
Beginning in March 2012, the Association offered redesigned home equity lines of credit subject to certain property and credit performance conditions. Through these redesigned products, we have begun the process of re-establishing home equity line of credit lending as a meaningful strategy used to manage our interest rate risk profile. At March 31, 2017, the principal balance of home equity lines of credit totaled $1.26 billion. Our home equity lending is discussed in the Allowance for Loan Losses section of the Critical Accounting Policies that follows this Overview.
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
Monitoring and Limiting Our Credit Risk. While, historically, we had been successful in limiting our credit risk exposure by generally imposing high credit standards with respect to lending, the confluence of unfavorable regional and macro-economic events that culminated in the 2008 housing market collapse and financial crisis, coupled with our pre-2010 expanded participation in the second lien mortgage lending markets, significantly refocused our attention with respect to credit risk. In response to the evolving economic landscape, we continuously revise and update our quarterly analysis and evaluation procedures, as needed, for each category of our lending with the objective of identifying and recognizing all appropriate credit impairments. At March 31, 2017, 91% of our assets consisted of residential real estate loans (both “held for sale” and “held for investment”) and home equity loans and lines of credit, which were originated predominantly to borrowers in Ohio and Florida. Our analytic procedures and evaluations include specific reviews of all home equity loans and lines of credit that become 90 or more days past due, as well as specific reviews of all first mortgage loans that become 180 or more days past due. We transfer performing home equity lines of credit subordinate to first mortgages delinquent greater than 90 days to non-accrual status. We also charge-off performing loans to collateral value and classify those loans as non-accrual within 60 days of notification of all borrowers filing Chapter 7 bankruptcy, that have not reaffirmed or been dismissed, regardless of how long the loans have been performing. Loans where at least one borrower has been discharged of their obligation in Chapter 7 bankruptcy, are classified as TDRs. At March 31, 2017, $37.2 million of loans in Chapter 7 bankruptcy status were included in total TDRs. At March 31, 2017, the recorded investment in non-accrual status loans included $37.8 million of performing loans in Chapter 7 bankruptcy status, of which $36.6 million were also reported as TDRs.
In response to the unfavorable regional and macro-economic environment that arose beginning in 2008, and in an effort to limit our credit risk exposure and improve the credit performance of new customers, we tightened our credit eligibility criteria in evaluating a borrower’s ability to successfully fulfill his or her repayment obligation and we revised the design of many of our loan products to require higher borrower down-payments, limited the products available for condominiums, eliminated certain product features (such as interest-only adjustable-rate loans and loans above certain LTV ratios), and we previously suspended home equity lending products with the exception of bridge loans between June 2010 and March 2012. The delinquency level related to loan originations prior to 2009, compared to originations in 2009 and after, reflect the higher credit standards to which we have subjected all new originations. As of March 31, 2017, loans originated prior to 2009 had a balance of $1.74 billion, of which $37.4 million, or 2.1%, were delinquent, while loans originated in 2009 and after had a balance of $10.49 billion, of which $5.8 million, or 0.1%, were delinquent.
One aspect of our credit risk concern relates to high concentrations of our loans that are secured by residential real estate in specific states, particularly Ohio and Florida, in light of the difficulties that arose in connection with the 2008 housing crisis with respect to the real estate markets in those two states. At March 31, 2017, approximately 56.9% and 16.3% of the combined total of our residential Core and construction loans held for investment were secured by properties in Ohio and Florida, respectively. Our 30 or more days delinquency ratios on those loans in Ohio and Florida at March 31, 2017 were 0.3% and 0.2%, respectively. Our 30 or more days delinquency ratio for the Core portfolio was 0.2% at March 31, 2017. As of March 31, 2017, approximately 39.2% and 23.3% of our home equity loans and lines of credit were secured by properties in Ohio and Florida, respectively. Our 30 days or more delinquency ratios on those loans in Ohio and Florida at March 31, 2017 were 0.7% and 1.1%, respectively. Our 30 or more days delinquency ratio for the home equity loans and lines of credit portfolio at March 31, 2017 was 0.7%. The "Loan Portfolio Composition" portion of this Overview section and the “Allowance for Loan Losses” portion of the Critical Accounting Policies section that immediately follows this Overview, provide extensive details regarding our loan portfolio composition, delinquency statistics, our methodology in evaluating our loan loss provisions and the adequacy of our allowance for loan losses. In an effort to moderate the concentration of our credit risk exposure in individual states, particularly Ohio and Florida, we have utilized direct mail marketing, our internet site and our customer service call center to extend our lending activities to other attractive geographic locations. Currently, in addition to Ohio and Florida, we are actively lending in 19 other states and the District of Columbia, and as a result of that activity, the concentration ratios of the combined total of our residential Core and construction loans held for investment for Ohio and Florida, as disclosed earlier in this paragraph, have trended downward from their September 30, 2010 levels when the concentrations were 79.1% in Ohio and 19.0% in Florida. Of the total mortgage and equity loan originations for the six months ended March 31, 2017, 39.4% are secured by properties in states other than Ohio or Florida.
Our residential Home Today loans are another area of credit risk concern. Although the principal balance in these loans had declined to $114.7 million at March 31, 2017, and constituted only 0.9% of our total “held for investment” loan portfolio balance, these loans comprised 31.3% and 29.3% of our 90 days or greater delinquencies and our total delinquencies, respectively, at that date. At March 31, 2017, approximately 95.4% and 4.4% of our residential Home Today loans were secured by properties in Ohio and Florida, respectively. At March 31, 2017, the percentages of those loans delinquent 30 days or more in Ohio and Florida were 11.3% and 8.4%, respectively. The disparity between the portfolio composition ratio and delinquency composition ratio reflects the nature of the Home Today loans. We do not offer, and have not offered, loan products frequently considered to be designed to target sub-prime borrowers containing features such as higher fees or higher rates, negative amortization, or low initial payment features with adjustable interest rates. Our Home Today loans, the majority of which were entered into with borrowers that had credit profiles that would not have otherwise qualified for our loan products due to deficient credit scores, generally contained the same features as loans offered to our Core borrowers. The overriding objective of our Home Today lending, just as it is with our Core lending, was the creation of successful homeowners. We attempted to manage our Home Today credit risk by requiring that borrowers attend pre- and post-borrowing financial management education and counseling and that the borrowers be referred to us by a sponsoring organization with which we have partnered. Further, to manage the credit aspect of these loans, inasmuch as the majority of these buyers did not have sufficient funds for required down payments, many loans included private mortgage insurance. At March 31, 2017, 23.5% of Home Today loans included private mortgage insurance coverage. From a peak recorded investment of $306.6 million at December 31, 2007, the total recorded investment of the Home Today portfolio has declined to $113.4 million at March 31, 2017. This trend generally reflects the evolving conditions in the mortgage real estate market and the tightening of standards imposed by issuers of private mortgage insurance. As part of our effort to manage credit risk, effective March 27, 2009, the Home Today underwriting guidelines were revised to be substantially the same as our traditional mortgage product. At March 31, 2017, the recorded investment in Home Today loans originated subsequent to March 27, 2009 was $3.4 million. Since we are no longer originating loans under our Home Today program, the Home Today portfolio will continue to decline in balance due to contractual amortization. To supplant the Home Today product and to continue to meet the credit needs of our customers and the communities that we serve, during fiscal 2016 we began to offer Fannie Mae eligible, Home Ready loans. These loans are originated in accordance with Fannie Mae's underwriting standards. While we retain the servicing to these loans, the loans, along with the credit risk associated therewith, are securitized/sold to Fannie Mae.
Maintaining Access to Adequate Liquidity and Diverse Funding Sources. For most insured depositories, customer and community confidence are critical to their ability to maintain access to adequate liquidity and to conduct business in an orderly fashion. We believe that a well capitalized institution is one of the most important factors in nurturing customer and community confidence. Accordingly, we have managed the pace of our growth in a manner that reflects our emphasis on high capital levels. At March 31, 2017, the Association’s ratio of Tier 1 (leverage) capital to net average assets (a basic industry measure that deems 5.00% or above to represent a “well capitalized” status) was 11.19%. The Association's Tier 1 (leverage) capital ratio is lower at March 31, 2017 than its ratio at September 30, 2016, which was 11.73%, due primarily to an $81 million cash dividend payment that the Association made to the Company, its sole shareholder, in December 2016 that reduced the Association's Tier 1 (leverage) capital ratio by an estimated 63 basis points. Because of its intercompany nature, this dividend payment did not impact the Company's consolidated capital ratios which are reported in the Liquidity and Capital Resources section of this Item 2. We expect to continue to remain a well capitalized institution.
In managing its level of liquidity, the Company monitors available funding sources, which include attracting new deposits (including brokered CDs), borrowings from others, the conversion of assets to cash and the generation of funds through profitable operations. The Company has traditionally relied on retail deposits as its primary means in meeting its funding needs. At March 31, 2017, deposits totaled $8.19 billion (including $539.7 million of brokered CDs), while borrowings totaled $3.37 billion and borrowers’ advances and servicing escrows totaled $121.3 million, combined. In evaluating funding sources, we consider many factors, including cost, collateral, duration, current availability, expected sustainability, impact on operations and capital levels.
To attract deposits, we offer our customers attractive rates of interest on our deposit products. Our deposit products typically offer rates that are highly competitive with the rates on similar products offered by other financial institutions. We intend to continue this practice, subject to market conditions.
We preserve the availability of alternative funding sources through various mechanisms. First, by maintaining high capital levels, we retain the flexibility to increase our balance sheet size without jeopardizing our capital adequacy. Effectively, this permits us to increase the rates that we offer on our deposit products thereby attracting more potential customers. Second, we pledge available real estate mortgage loans and investment securities with the FHLB of Cincinnati and the FRB-Cleveland. At March 31, 2017, these collateral pledge support arrangements provided the Association with the ability to immediately borrow an additional $79.6 million from the FRB-Cleveland Discount Window. From the perspective of collateral value securing FHLB of Cincinnati advances, our capacity limit for additional borrowings beyond the balance outstanding at March 31, 2017 was $5.41 billion, subject to satisfaction of the FHLB of Cincinnati common stock ownership requirement. To satisfy the common stock ownership requirement for the maximum limit of borrowing we would need to increase our ownership of FHLB of Cincinnati common stock by an additional $108.1 million. Third, we invest in high quality marketable securities that exhibit limited market price variability, and to the extent that they are not needed as collateral for borrowings, can be sold in the institutional market and converted to cash. At March 31, 2017, our investment securities portfolio totaled $536.2 million. Finally, cash flows from operating activities have been a regular source of funds. During the six months ended March 31, 2017 and 2016, cash flows from operations totaled $64.2 million and $39.9 million, respectively.
Historically, a portion of the residential first mortgage loans that we originated were considered to be highly liquid as they were eligible for delivery/sale to Fannie Mae. However, due to delivery requirement changes imposed by Fannie Mae as a result of the 2008 financial crisis, effective July 1, 2010, that was no longer an available source of liquidity for the Company. We have since implemented certain loan origination changes for a portion of our loan production, which resulted in our November 15, 2013 reinstatement as an approved seller to Fannie Mae, which elevates the level of liquidity available for those loans. In addition, we have completed non-agency eligible, whole loan sales, all on a servicing retained basis, of both fixed-rate and Smart Rate loans, demonstrating that with adequate lead time, the majority of our residential first mortgage loan portfolio could be available for liquidity management purposes. At March 31, 2017, $4.3 million of agency eligible, long-term, fixed-rate first mortgage loans were classified as “held for sale.” During the six months ended March 31, 2017, $14.8 million of agency-compliant HARP II and Home Ready loans and $92.9 million of long-term, fixed-rate, agency-compliant, non-HARP II, non-Home Ready first mortgage loans were sold to Fannie Mae. In addition to the loan sales to Fannie Mae, during the six months ended March 31, 2017, $38.4 million of long-term, fixed-rate loans were sold to the FHLB of Cincinnati, under their Mortgage Purchase Program.
Overall, while customer and community confidence can never be assured, the Company believes that its liquidity is adequate and that it has access to adequate alternative funding sources.
Monitoring and Controlling Our Operating Expenses. We continue to focus on managing operating expenses. Our ratio of annualized non-interest expense to average assets was 1.38% for the six months ended March 31, 2017 and 1.52% for the six months ended March 31, 2016. As of March 31, 2017, our average assets per full-time employee and our average deposits per full-time employee were $13.4 million and $8.2 million, respectively. We believe that each of these measures compares favorably with the averages for our peer group. Our relatively high average balance of deposits (exclusive of brokered CDs) held at our branch offices ($201.3 million per branch office as of March 31, 2017) contributes to our expense management efforts by limiting the overhead costs of serving our deposit customers. We will continue our efforts to control operating expenses as we grow our business.

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
When loan restructurings qualify as TDRs and the loans are performing according to the terms of the restructuring, we record an IVA based on the present value of expected future cash flows, which includes a factor for subsequent potential defaults, discounted at the effective interest rate of the original loan contract. Potential defaults are distinguished from multiple restructurings as borrowers who default are generally not eligible for subsequent restructurings. At March 31, 2017, the balance of such individual valuation allowances was $11.5 million. In instances when loans require multiple restructurings, additional valuation allowances may be required. The new valuation allowance on a loan that has multiple restructurings is calculated based on the present value of the expected cash flows, discounted at the effective interest rate of the original loan contract, considering the new terms of the restructured agreement. Due to the immaterial amount of this exposure to date, we continue to capture this exposure as a component of our qualitative GVA evaluation. The significance of this exposure will be monitored and, if warranted, we will enhance our loan loss methodology to include a new default factor (developed to reflect the estimated impact to the balance of the allowance for loan losses that will occur as a result of subsequent future restructurings) that will be assessed against all loans reviewed collectively. If new default factors are implemented, the qualitative GVA methodology will be adjusted to preclude duplicative loss consideration.
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
Home equity loans and lines of credit generally have higher credit risk than traditional residential mortgage loans. These loans and credit lines are usually in a second lien position and when combined with the first mortgage, result in generally higher overall loan-to-value ratios. In a stressed housing market with high delinquencies and decreasing housing prices, as arose beginning in 2008, these higher loan-to-value ratios represent a greater risk of loss to the Company. A borrower with more equity in the property has a vested interest in keeping the loan current when compared to a borrower with little or no equity in the property. In light of the past weakness in the housing market, the historical level of delinquencies and the current uncertainty with respect to future employment levels and economic prospects, we currently conduct an expanded loan level evaluation of our home equity loans and lines of credit, including bridge loans, which are delinquent 90 days or more. This expanded evaluation is in addition to our traditional evaluation procedures. Our home equity loans and lines of credit portfolio continues to comprise a significant portion of our net charge-offs, although the level of home equity loans and lines of credit charge-offs has receded over the last year from levels previously experienced. At March 31, 2017, we had a recorded investment of $1.52 billion in home equity loans and equity lines of credit outstanding, $5.3 million, or 0.3%, of which were 90 days or more past due.
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

	March 31, 2017			December 31, 2016
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential Core	$12,936	22.8%	86.3%	$14,807	24.5%	85.8%
Residential Home Today	4,700	8.2	0.9	5,955	9.9	1.0
Home equity loans and lines of credit	39,202	69.0	12.3	39,680	65.6	12.7
Construction	3	—	0.5	5	—	0.5
Total allowance	$56,841	100.0%	100.0%	$60,447	100.0%	100.0%

	September 30, 2016			March 31, 2016
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential Core	$15,068	24.4%	85.5%	$18,610	27.3%	84.6%
Residential Home Today	7,416	12.0	1.0	9,761	14.3	1.1
Home equity loans and lines of credit	39,304	63.6	13.0	39,925	58.4	13.8
Construction	7	—	0.5	11	—	0.5
Total allowance	$61,795	100.0%	100.0%	$68,307	100.0%	100.0%

The following table sets forth activity in our allowance for loan losses segregated by geographic location for the periods indicated. The majority of our construction loan portfolio is secured by properties located in Ohio and the balances of other consumer loans are considered immaterial, therefore neither is segregated by geography.

	As of and For the Three Months Ended March 31,		As of and For the Six Months Ended March 31,
	2017	2016	2017	2016
	(Dollars in thousands)
Allowance balance (beginning of the period)	$60,447	$69,241	$61,795	$71,554
Charge-offs:
Real estate loans:
Residential Core
Ohio	494	958	882	1,905
Florida	233	305	998	579
Other	—	3	19	64
Total Residential Core	727	1,266	1,899	2,548
Residential Home Today
Ohio	391	599	1,094	1,372
Florida	5	13	83	66
Other	—	—	21	—
Total Residential Home Today	396	612	1,198	1,438
Home equity loans and lines of credit
Ohio	681	778	1,386	1,563
Florida	298	771	1,196	1,436
California	—	—	83	57
Other	129	198	492	795
Total Home equity loans and lines of credit	1,108	1,747	3,157	3,851
Total charge-offs	2,231	3,625	6,254	7,837
Recoveries:
Real estate loans:
Residential Core	2,148	1,430	2,829	2,348
Residential Home Today	317	321	608	739
Home equity loans and lines of credit	2,160	1,940	3,863	3,503
Total recoveries	4,625	3,691	7,300	6,590
Net recoveries (charge-offs)	2,394	66	1,046	(1,247)
Provision for loan losses	(6,000)	(1,000)	(6,000)	(2,000)
Allowance balance (end of the period)	$56,841	$68,307	$56,841	$68,307
Ratios:
Net recoveries (charge-offs) to average loans outstanding (annualized)	0.08%	0.00%	0.01%	(0.02)%
Allowance for loan losses to non-accrual loans at end of the period	67.97%	68.87%	67.97%	68.87%
Allowance for loan losses to the total recorded investment in loans at end of the period	0.47%	0.60%	0.47%	0.60%
There were net recoveries of $1.0 million during the six months ended March 31, 2017 as compared to $1.2 million of net charge-offs for the six months ended March 31, 2016, as credit quality continued to improve during the current fiscal year.
We continue to evaluate loans becoming delinquent for potential losses and record provisions for our estimate of those losses. We expect a moderate level of charge-offs to continue as delinquent loans are resolved in the future and uncollected balances are charged against the allowance.

During the three months ended March 31, 2017, the total allowance for loan losses decreased $3.6 million, to $56.8 million from $60.4 million at December 31, 2016, as we recorded a negative $6.0 million provision for loan losses, while loan recoveries exceeded charge-offs by $2.4 million. The allowance for loan losses related to loans evaluated collectively decreased by $3.2 million during the three months ended March 31, 2017, and the allowance for loan losses related to loans evaluated individually decreased by approximately $0.4 million. Refer to the "analysis of the allowance for loan losses" and "activity in the allowance for loan losses" tables in Note 4 of the Notes to the Unaudited Interim Consolidated Financial Statements for more information. Other than the less significant construction and other consumer loans segments, changes during the three months ended March 31, 2017 in the balances of the GVAs, excluding changes in IVAs, related to the significant loan segments are described as follows:

•
Residential Core – The recorded investment of this segment of the loan portfolio increased 2.8%, or $291.8 million, during the quarter, while the total allowance for loan losses for this segment decreased 12.6% or $1.9 million, which was primarily driven by a reduction in the allowance for loans individually evaluated. The portion of this loan segment’s allowance for loan losses that was determined by evaluating groups of loans collectively (i.e. those loans that were not individually evaluated), decreased 21.5%, or $1.4 million, to $5.2 million at March 31, 2017 from $6.6 million at December 31, 2016. The ratio of this portion of the allowance for loan losses to the total balance of loans in this loan segment that were evaluated collectively decreased to 0.05% at March 31, 2017 compared to 0.06% at December 31, 2016. Total delinquencies decreased 15.8% to $20.4 million at March 31, 2017 from $24.3 million at December 31, 2016. While loans 90 or more days delinquent decreased 14.4% to $12.1 million at March 31, 2017 from $14.1 million at December 31, 2016, loans 30 to 89 days delinquent decreased by 17.8%. Net recoveries of $1.4 million for the quarter ended March 31, 2017 were greater than net recoveries of $0.2 million during the quarter ended March 31, 2016. The credit profile of this portfolio segment remained strong during the quarter due to the addition of high credit quality, residential first mortgage loans. As there continues to be a consistent improving trend in this portfolio, we believe reductions in the allowance are warranted, subject to appropriate increases as a result of overall loan growth.

•
Residential Home Today – The recorded investment of this segment of the loan portfolio decreased 3.3%, or $3.8 million, as we are no longer originating loans under the Home Today program. The total allowance for loan losses for this segment decreased from $6.0 million at the prior quarter to $4.7 million at March 31, 2017. The portion of this loan segment’s allowance for loan losses that was determined by evaluating groups of loans collectively (i.e. those loans that were not individually evaluated), decreased by 29.8% to $2.3 million at March 31, 2017 from $3.2 million at December 31, 2016. Similarly, the ratio of this portion of the allowance to the total balance of loans in this loan segment that were evaluated collectively, decreased to 3.5% at March 31, 2017 from 4.8% at December 31, 2016. Total delinquencies decreased to $12.6 million at March 31, 2017 from $15.7 million at December 31, 2016. While delinquencies greater than 90 days increased to $7.9 million from $8.3 million at December 31, 2016, loans 30 to 89 days delinquent decreased by 36.5%, or $2.7 million. Net charge-offs were less at $0.1 million during the quarter ending March 31, 2017 compared to $0.3 million during the quarter ending March 31, 2016. The allowance for this portfolio fluctuates based on not only the generally declining portfolio balance, but also on the credit profile trends in this portfolio. This portfolio's allowance decreased this quarter based on the decrease in the Home Today balance yet risk remains based on the generally less stringent credit requirements that were in place at the time that these borrowers qualified for their loans and the continued depressed home values that remain in this portfolio.

•
Home Equity Loans and Lines of Credit – The recorded investment of this segment of the loan portfolio decreased 0.9%, or $13.1 million, to $1.52 billion at March 31, 2017 from $1.53 billion at December 31, 2016. The total allowance for loan losses for this segment decreased $0.5 million to $39.2 million from $39.7 million at December 31, 2016. During the quarter ended March 31, 2017, the portion of this loan segment's allowance for loan losses that was determined by evaluating groups of loans collectively (i.e. those loans that were not individually evaluated) decreased by $0.8 million, or 2.2%, to $37.9 million from $38.7 million at December 31, 2016. The ratio of this portion of the allowance to the total balance of loans in this loan segment that were evaluated collectively remained at 2.6% between December 31, 2016 and March 31, 2017. Total delinquencies for this portfolio segment decreased 10.9% to $10.1 million at March 31, 2017 as compared to $11.4 million at December 31, 2016. Delinquencies greater than 90 days decreased 2.8% to $5.3 million at March 31, 2017 from $5.5 million at December 31, 2016, while 30 to 89 day delinquent loans decreased 18.5% to $4.8 million at March 31, 2017 from $5.9 million at the prior quarter end. Net recoveries for this loan segment during the current quarter were more at $1.1 million, as compared to $0.2 million of net recoveries for the quarter ended March 31, 2016. While there were some improvements in the credit metrics of this portfolio during the quarter, the allowance reflects our consideration of the potentially adverse impact that required payment increases that occur as home equity lines of credit near the end of their draw periods may have on our borrowers ability to meet their debt service obligations, and as a result, the allowance for this loan segment remains elevated.

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

	March 31, 2017		December 31, 2016		September 30, 2016		March 31, 2016
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential Core
Ohio	$5,969,438		$5,956,774		$5,937,114		$5,831,477
Florida	1,729,858		1,700,042		1,678,798		1,624,395
Other	2,847,248		2,600,633		2,453,740		2,164,024
Total Residential Core	10,546,544	86.3%	10,257,449	85.8%	10,069,652	85.5%	9,619,896	84.6%
Residential Home Today
Ohio	109,441		113,076		116,253		122,353
Florida	5,038		5,281		5,414		5,744
Other	242		244		271		276
Total Residential Home Today	114,721	0.9	118,601	1.0	121,938	1.0	128,373	1.1
Home equity loans and lines of credit
Ohio	590,139		595,064		597,735		618,276
Florida	351,157		361,107		370,111		394,169
California	204,346		204,980		210,004		213,075
Other	358,817		357,949		353,432		346,425
Total Home equity loans and lines of credit	1,504,459	12.3	1,519,100	12.7	1,531,282	13.0	1,571,945	13.8
Total Construction	63,880	0.5	62,788	0.5	61,382	0.5	52,883	0.5
Other consumer loans	3,012	—	3,173	—	3,116	—	3,200	—
Total loans receivable	12,232,616	100.0%	11,961,111	100.0%	11,787,370	100.0%	11,376,297	100.0%
Deferred loan expenses, net	26,089		22,318		19,384		14,547
Loans in process	(35,086)		(36,453)		(36,155)		(27,725)
Allowance for loan losses	(56,841)		(60,447)		(61,795)		(68,307)
Total loans receivable, net	$12,166,778		$11,886,529		$11,708,804		$11,294,812

On March 31, 2017, the unpaid principal balance of our home equity loans and lines of credit portfolio consisted of $248.3 million in home equity loans (which included $194.2 million of home equity lines of credit, which are in the amortization period and no longer eligible to be drawn upon, and $2.8 million in bridge loans) and $1.26 billion in home equity lines of credit. The following table sets forth credit exposure, principal balance, percent delinquent 90 days or more, the mean CLTV percent at the time of origination and the current mean CLTV percent of our home equity loans, home equity lines of credit and bridge loan portfolio as of March 31, 2017. Home equity lines of credit in the draw period are reported according to geographic distribution.

	Credit Exposure	Principal Balance	Percent Delinquent 90 Days or More	Mean CLTV Percent at Origination (2)	Current Mean CLTV Percent (3)
	(Dollars in thousands)
Home equity lines of credit in draw period (by state)
Ohio	$1,172,524	$471,841	0.11%	60%	54%
Florida	448,809	264,875	0.26%	60%	54%
California	331,298	190,067	—%	65%	56%
Other (1)	655,026	329,387	0.04%	64%	61%
Total home equity lines of credit in draw period	2,607,657	1,256,170	0.1%	61%	56%
Home equity lines in repayment, home equity loans and bridge loans	248,289	248,289	1.63%	67%	52%
Total	$2,855,946	$1,504,459	0.35%	62%	55%
_________________

(1)	No other individual state has a committed or drawn balance greater than 10% of our total equity lending portfolio nor 5% of total loans.

(2)	Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.

(3)
Current Mean CLTV is based on best available first mortgage and property values as of March 31, 2017. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.

At March 31, 2017, 45.2% of our home equity lending portfolio was either in a first lien position (27.0%), in a subordinate (second) lien position behind a first lien that we held (12.2%) or behind a first lien that was held by a loan that we serviced for others (6.0%). In addition, at March 31, 2017, 15.5% of our home equity line of credit portfolio in the draw period was making only the required minimum payment on their outstanding line balance.

The following table sets forth credit exposure, principal balance, percent delinquent 90 days or more, the mean CLTV percent at the time of origination and the current mean CLTV percent of our home equity loans, home equity lines of credit and bridge loan portfolio as of March 31, 2017. Home equity lines of credit in the draw period are stratified by the calendar year originated:

	Credit Exposure	Principal Balance	Percent Delinquent 90 Days or More	Mean CLTV Percent at Origination (1)	Current Mean CLTV Percent (2)
	(Dollars in thousands)
Home equity lines of credit in draw period
2007 and Prior	$467,562	$258,456	0.25%	64%	57%
2008	556,033	319,096	0.16%	63%	57%
2009	217,634	94,172	0.15%	55%	51%
2010	17,734	6,884	—%	57%	48%
2011	150	150	—%	—%	—%
2012	14,734	4,489	—%	51%	42%
2013	59,846	25,700	—%	59%	46%
2014	217,347	91,127	—%	60%	50%
2015	306,634	140,600	—%	61%	54%
2016	534,480	234,230	—%	62%	60%
2017	215,503	81,266	—%	59%	58%
Total home equity lines of credit in draw period	2,607,657	1,256,170	0.10%	61%	56%
Home equity lines in repayment, home equity loans and bridge loans	248,289	248,289	1.63%	67%	52%
Total	$2,855,946	$1,504,459	0.35%	62%	55%
________________

(1)	Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.

(2)
Current Mean CLTV is based on best available first mortgage and property values as of March 31, 2017. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.

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
The following table sets forth, as of March 31, 2017, the principal balance of home equity lines of credit in the draw period segregated by the current combined LTV range and by fiscal year that the draw period expires.

	Current CLTV Category
Home equity lines of credit in draw period (by end of draw fiscal year):	< 80%	80 - 89.9%	90 - 100%	>100%	Unknown (2)	Total
	(Dollars in thousands)
2017 (1)	$65,868	$14,117	$10,766	$6,625	$1,379	$98,755
2018 (1)	311,191	42,334	15,695	14,299	6,232	389,751
2019 (1)	249,976	11,785	1,928	1,277	4,505	269,471
2020 (1)	156,572	548	12	209	1,818	159,159
2021 (1)	52,937	44	25	—	298	53,304
2022	52	38	—	—	—	90
Post 2022	275,256	8,680	71	23	1,610	285,640
Total	$1,111,852	$77,546	$28,497	$22,433	$15,842	$1,256,170
_________________

(1)
Home equity lines of credit whose draw period ends in fiscal years 2017, 2018, 2019, 2020 and 2021 include $5.5 million, $13.5 million, $72.0 million, $139.1 million and $53.3 million respectively, of lines where the customer has an amortizing payment during the draw period.

(2)	Market data necessary for stratification is not readily available.
The following table sets forth the breakdown of current mean CLTV percentages for our home equity lines of credit in the draw period as of March 31, 2017.

	Credit Exposure	Principal Balance	Percent of Total Principal Balance	Percent Delinquent 90 Days or More	Mean CLTV Percent at Origination (2)	Current Mean CLTV Percent (3)
	(Dollars in thousands)
Home equity lines of credit in draw period (by current mean CLTV)
< 80%	$2,398,875	$1,111,863	88.4%	0.09%	60%	53%
80 - 89.9%	118,257	77,546	6.2%	0.42%	80%	84%
90 - 100%	33,867	28,497	2.3%	—%	83%	94%
> 100%	25,398	22,434	1.8%	—%	79%	121%
Unknown (1)	31,260	15,830	1.3%	0.01%	57%	(1)
	$2,607,657	$1,256,170	100.0%	0.10%	61%	56%
_________________

(1)	Market data necessary for stratification is not readily available.

(2)	Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.

(3)
Current Mean CLTV is based on best available first mortgage and property values as of March 31, 2017. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.

Delinquent Loans
The following tables set forth the number and recorded investment in loan delinquencies by type, segregated by geographic location and severity of delinquency at the dates indicated. The majority of our construction loan portfolio is secured by properties located in Ohio and there were no delinquencies in the other consumer loan portfolio; therefore, neither is segregated by geography. There were no delinquencies in the construction loan portfolio and therefore, is not segregated by geography.

	Loans Delinquent for				Total
	30-89 Days		90 Days or More
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
March 31, 2017
Real estate loans:
Residential Core
Ohio	77	$7,313	125	$9,328	202	$16,641
Florida	8	1,015	28	2,258	36	3,273
Other	1	—	3	505	4	505
Total Residential Core	86	8,328	156	12,091	242	20,419
Residential Home Today
Ohio	104	4,586	207	7,629	311	12,215
Florida	2	129	7	287	9	416
Other	—	—	—	—	—	—
Total Residential Home Today	106	4,715	214	7,916	320	12,631
Home equity loans and lines of credit
Ohio	87	1,983	161	2,283	248	4,266
Florida	35	1,421	116	2,528	151	3,949
California	6	309	5	98	11	407
Other	23	1,092	40	400	63	1,492
Total Home equity loans and lines of credit	151	4,805	322	5,309	473	10,114
Total	343	$17,848	692	$25,316	1,035	$43,164

	Loans Delinquent for				Total
	30-89 Days		90 Days or More
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
December 31, 2016
Real estate loans:
Residential Core
Ohio	107	$9,179	142	$10,582	249	$19,761
Florida	6	949	30	3,046	36	3,995
Other	—	—	3	505	3	505
Total Residential Core	113	10,128	175	14,133	288	24,261
Residential Home Today
Ohio	139	7,077	220	7,872	359	14,949
Florida	5	348	10	379	15	727
Kentucky	—	—	1	—	1	—
Total Residential Home Today	144	7,425	231	8,251	375	15,676
Home equity loans and lines of credit
Ohio	131	3,339	177	2,540	308	5,879
Florida	39	1,690	117	2,288	156	3,978
California	6	377	5	157	11	534
Other	17	489	44	477	61	966
Total Home equity loans and lines of credit	193	5,895	343	5,462	536	11,357
Total	450	$23,448	749	$27,846	1,199	$51,294

	Loans Delinquent for				Total
	30-89 Days		90 Days or More
	Number	Amount	Number	Amount	Number	Amount
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
Loans delinquent 90 days or more were 0.2% of total net loans at March 31, 2017 and September 30, 2016, and decreased from 0.3% at March 31, 2016. Loans delinquent 30 to 89 days were 0.2% of total net loans at March 31, 2017, September 30, 2016 and March 31, 2016.

Non-Performing Assets and Troubled Debt Restructurings
The following table sets forth the recorded investments and categories of our non-performing assets and TDRs at the dates indicated.

	March 31, 2017	December 31, 2016	September 30, 2016	March 31, 2016
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
Residential Core	$46,893	$49,047	$51,304	$56,775
Residential Home Today	19,856	20,011	19,451	21,218
Home equity loans and lines of credit	16,877	18,309	19,206	21,196
Total non-accrual loans (1)(2)	83,626	87,367	89,961	99,189
Real estate owned	5,617	5,661	6,803	11,339
Total non-performing assets	$89,243	$93,028	$96,764	$110,528
Ratios:
Total non-accrual loans to total loans	0.68%	0.73%	0.76%	0.87%
Total non-accrual loans to total assets	0.62%	0.66%	0.70%	0.80%
Total non-performing assets to total assets	0.67%	0.71%	0.75%	0.89%
TDRs: (not included in non-accrual loans above)
Real estate loans:
Residential Core	$54,509	$56,028	$57,942	$59,110
Residential Home Today	29,933	31,182	32,401	33,982
Home equity loans and lines of credit	20,391	17,747	16,528	13,335
Total	$104,833	$104,957	$106,871	$106,427
_________________

(1)
Totals at March 31, 2017, December 31, 2016, September 30, 2016 and March 31, 2016, include $50.2 million, $50.1 million, $51.4 million and $53.6 million, respectively, in TDRs, which are less than 90 days past due but included with nonaccrual loans for a minimum period of six months from the restructuring date due to their non-accrual status prior to restructuring, because they have been partially charged off, or because all borrowers have been discharged of their obligation through a Chapter 7 bankruptcy.

(2)
Includes $11.9 million, $12.9 million, $12.4 million and $15.0 million in TDRs that are 90 days or more past due at March 31, 2017, December 31, 2016, September 30, 2016 and March 31, 2016, respectively.

The gross interest income that would have been recorded during the six months ended March 31, 2017 and March 31, 2016 on non-accrual loans if they had been accruing during the entire period and TDRs if they had been current and performing in accordance with their original terms during the entire period was $5.2 million and $5.8 million, respectively. The interest income recognized on those loans included in net income for the six months ended March 31, 2017 and March 31, 2016 was $3.3 million for both periods.
At March 31, 2017, December 31, 2016, September 30, 2016 and March 31, 2016, the recorded investment of impaired loans includes accruing TDRs and loans that are returned to accrual status when contractual payments are less than 90 days past due. These loans continue to be individually evaluated for impairment until, at a minimum, contractual payments are less than 30 days past due. Also, the recorded investment of non-accrual loans includes loans that are not included in the recorded investment of impaired loans because they are included in loans collectively evaluated for impairment.

The table below sets forth the recorded investments and categories of loans representing the difference between non-accrual loans and impaired loans at the dates indicated.

	March 31, 2017	December 31, 2016	September 30, 2016	March 31, 2016
	(Dollars in thousands)
Non-Accrual Loans	$83,626	$87,367	$89,961	$99,189
Accruing TDRs	104,833	104,957	106,871	106,426
Performing Impaired	4,161	4,012	4,022	3,570
Collectively Evaluated	(4,466)	(5,622)	(6,004)	(8,161)
Total Impaired loans	$188,154	$190,714	$194,850	$201,024
In response to the economic challenges facing many borrowers, the Association continues to restructure loans, resulting in $167.0 million of TDRs (accrual and non-accrual) recorded at March 31, 2017. There was a $3.6 million decrease in the recorded investment of TDRs from September 30, 2016 and a $1.0 million decrease from December 31, 2016.
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

The following table sets forth the recorded investment in accrual and non-accrual TDRs, by the types of concessions granted, as of March 31, 2017.

	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Restructurings	Bankruptcy	Total
	(In thousands)
Accrual
Residential Core	$11,696	$568	$6,693	$17,607	$11,046	$6,899	$54,509
Residential Home Today	4,542	—	3,475	9,641	11,394	881	29,933
Home equity loans and lines of credit	114	4,575	298	12,232	160	3,012	20,391
Total	$16,352	$5,143	$10,466	$39,480	$22,600	$10,792	$104,833
Non-Accrual, Performing
Residential Core	$989	$122	$589	$3,671	$8,803	$16,392	$30,566
Residential Home Today	852	—	668	1,014	5,272	2,912	10,718
Home equity loans and lines of credit	—	205	60	575	1,001	7,116	8,957
Total	$1,841	$327	$1,317	$5,260	$15,076	$26,420	$50,241
Non-Accrual, Non-Performing
Residential Core	$179	$33	$896	$425	$1,674	$2,117	$5,324
Residential Home Today	362	—	815	295	3,146	974	5,592
Home equity loans and lines of credit	—	180	—	26	43	772	1,021
Total	$541	$213	$1,711	$746	$4,863	$3,863	$11,937
Total TDRs
Residential Core	$12,864	$723	$8,178	$21,703	$21,523	$25,408	$90,399
Residential Home Today	5,756	—	4,958	10,950	19,812	4,767	46,243
Home equity loans and lines of credit	114	4,960	358	12,833	1,204	10,900	30,369
Total	$18,734	$5,683	$13,494	$45,486	$42,539	$41,075	$167,011
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
Income Taxes. We consider accounting for income taxes a critical accounting policy due to the subjective nature of certain estimates that are involved in the calculation. We use the asset/liability method of accounting for income taxes in which deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. We must assess the realization of the deferred tax asset and, to the extent that we believe that recovery is not likely, a valuation allowance is established. Adjustments to increase or decrease existing valuation allowances, if any, are charged or credited, respectively, to income tax expense. At March 31, 2017, no valuation allowances were outstanding. Even though we have determined a valuation allowance is not required for deferred tax assets at March 31, 2017, there is no guarantee that those assets will be recognizable in the future.
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

Comparison of Financial Condition at March 31, 2017 and September 30, 2016
Total assets increased $500.1 million, or 4%, to $13.41 billion at March 31, 2017 from $12.91 billion at September 30, 2016. This increase was primarily the result of increases in the balances of loans held for investment, investment securities, and cash and cash equivalents.

Cash and cash equivalents increased $9.6 million, or 4%, to $240.8 million at March 31, 2017 from $231.2 million at September 30, 2016 as we hold cash to maintain the level of liquidity described later in the Liquidity and Capital Resources section.
Investment securities increased $18.3 million, or 4%, to $536.2 million at March 31, 2017 from $517.9 million at September 30, 2016. Investment securities increased as $112.1 million in purchases exceeded $82.5 million in principal paydowns, $8.2 million in net unrealized losses and $3.1 million of net acquisition premium amortization that occurred in the mortgage-backed securities portfolio during the six months ended March 31, 2017. There were no sales of investment securities during the six months ended March 31, 2017.
Loans held for investment, net, increased $458.0 million, or 4%, to $12.17 billion at March 31, 2017 from $11.71 billion at September 30, 2016. Residential mortgage loans increased $469.7 million, or 5%, to $10.66 billion at March 31, 2017. The increase in residential mortgage loans was combined with $0.3 million in net recoveries during the six months ended March 31, 2017. During the six months ended March 31, 2017, $760.7 million of three- and five-year “SmartRate” loans were originated while $727.9 million of 10-, 15-, and 30-year fixed-rate first mortgage loans were originated. These fixed-rate originations were partially offset by paydowns and fixed-rate loan sales. Between September 30, 2016 and March 31, 2017, the total fixed-rate portion of the first mortgage loan portfolio increased $60.8 million and was comprised of an increase of $81.1 million in the balance of fixed-rate loans with original terms of 10 years or less, along with a decrease of $20.3 million in the balance of fixed-rate loans with original terms greater than 10 years. During the six months ended March 31, 2017, we completed $146.1 million in loan sales, which included $14.8 million of agency-compliant HARP II and Home Ready loans and $92.9 million of long-term, fixed-rate, agency-compliant, non-HARP II and non-Home Ready first mortgage loans to Fannie Mae, and $38.4 million of long-term fixed-rate loans to the FHLB of Cincinnati.
Partially offsetting the increase in residential mortgage loans was a $26.8 million decrease in the balance of home equity loans and lines of credit during the six months ended March 31, 2017 as repayments exceeded new originations and additional draws on existing accounts. New originations have begun to increase to help offset the repayments on existing accounts. Commitments originated for home equity loans and lines of credit and bridge loans were $464.1 million for the six months ended March 31, 2017 and $182.4 million for the six months ended March 31, 2016. At March 31, 2017, pending commitments to extend new home equity lines of credit totaled $79.1 million. Refer to the Controlling Our Interest Rate Risk Exposure section of the Overview for additional information.
The total allowance for loan losses decreased $5.0 million, or 8%, to $56.8 million at March 31, 2017 from $61.8 million at September 30, 2016, primarily reflecting improved credit metrics, including an increasing level of net recoveries and lower loan delinquencies. Refer to Note 4. Loans and Allowance for Loan Losses for additional discussion.
Federal Home Loan Bank stock increased $13.0 million, or 19% to $82.9 million at March 31, 2017 from $69.9 million at September 30, 2016. The increase was necessary to satisfy common stock ownership requirements related to the increase in the balance of FHLB advances discussed later.
Deposits decreased $143.4 million, or 2%, to $8.19 billion at March 31, 2017 from $8.33 billion at September 30, 2016. The decrease in deposits resulted primarily from a $199.7 million decrease in CDs, partially offset by a $27.3 million increase in our high-yield checking accounts (a subcategory of our checking accounts) and a $25.4 million increase in high-yield savings accounts (a subcategory of savings accounts). We believe that our high-yield savings accounts as well as our high-yield checking accounts provide a stable source of funds. In addition, our high-yield savings accounts are expected to reprice in a manner similar to our home equity lending products, and, therefore, assist us in managing interest rate risk. To manage our cost of funds, maturing, higher rate CDs were replaced by other lower rate savings products that we offered or, if the depositor withdrew their maturing accounts, the monies were replaced by borrowings from the FHLB of Cincinnati. The balance of brokered CDs at March 31, 2017 was $539.7 million.
Borrowed funds, all from the FHLB of Cincinnati, increased $647.4 million, or 24%, to $3.37 billion at March 31, 2017 from $2.72 billion at September 30, 2016. This increase reflects an additional $375.0 million of new 90 day advances that are hedged by equal notional amounts of new interest rate swaps with fixed-pay terms of five-years combined with a $322.0 million increase in the balance of overnight advances partially offset by principal repayments, as a combination of loan growth, deposit withdrawals, share repurchases and dividend payments resulted in increased cash demands. The total balance of borrowed funds of $3.37 billion at March 31, 2017 consisted of overnight advances of $1.17 billion, term advances of $1.22 billion with a remaining weighted average maturity of approximately 1.9 years and term advances of $975 million aligned with interest rate swap contracts with a remaining weighted average effective maturity of approximately 4.3 years. Interest rate swaps have been used to extend the duration of short-term borrowings to approximately five years at inception, by paying a fixed rate of interest and receiving the variable rate. Refer to the Extending the Duration of Funding Sources section of the Overview for additional discussion regarding short-term borrowings and interest-rate swaps.

Servicing escrows decreased $12.8 million, or 26%, to $36.6 million at March 31, 2017 from $49.4 million at September 30, 2016. Principal and interest collected decreased $10.3 million combined with a $2.5 million decrease in retained tax payments collected from borrowers during the current period. Principal and interest will fluctuate based on normal curtailments and paydowns which are influenced by the relative level of market interest rates.
Total shareholders’ equity increased $17.9 million, or 1%, to $1.68 billion at March 31, 2017 from $1.66 billion at September 30, 2016. This net increase primarily reflected the effect of $43.1 million of net income and the positive impact related to awards under the stock-based compensation plan, the allocation of shares held by the ESOP and the increase in other comprehensive income, which were partially offset by $24.0 million of repurchases of outstanding common stock and $12.9 million of dividend payments. Refer to Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for additional details regarding the repurchase of shares of common stock. As a result of a July 26, 2016 mutual member vote, Third Federal Savings, MHC, the mutual holding company that owns 80% of the outstanding stock of the Company, waived the receipt of its share of the dividends paid.

Comparison of Operating Results for the Three Months Ended March 31, 2017 and 2016
Average balances and yields. The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effects thereof were not material. Average balances are derived from daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense.

	Three Months Ended			Three Months Ended
	March 31, 2017			March 31, 2016
	Average Balance	Interest Income/ Expense	Yield/ Cost (2)	Average Balance	Interest Income/ Expense	Yield/ Cost (2)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash equivalents	$208,429	$399	0.77%	$119,337	$145	0.49%
Mortgage-backed securities	526,454	2,198	1.67%	572,583	2,562	1.79%
Loans (1)	12,064,232	97,676	3.24%	11,296,863	93,737	3.32%
Federal Home Loan Bank stock	79,797	810	4.06%	69,470	701	4.04%
Total interest-earning assets	12,878,912	101,083	3.14%	12,058,253	97,145	3.22%
Noninterest-earning assets	352,712			333,593
Total assets	$13,231,624			$12,391,846
Interest-bearing liabilities:
Checking accounts	$998,593	228	0.09%	$988,749	335	0.14%
Savings accounts	1,527,595	521	0.14%	1,591,385	729	0.18%
Certificates of deposit	5,646,584	20,571	1.46%	5,702,195	21,287	1.49%
Borrowed funds	3,202,585	9,477	1.18%	2,235,483	7,035	1.26%
Total interest-bearing liabilities	11,375,357	30,797	1.08%	10,517,812	29,386	1.12%
Noninterest-bearing liabilities	173,126			168,524
Total liabilities	11,548,483			10,686,336
Shareholders’ equity	1,683,141			1,705,510
Total liabilities and shareholders’ equity	$13,231,624			$12,391,846
Net interest income		$70,286			$67,759
Interest rate spread (2)(3)			2.06%			2.10%
Net interest-earning assets (4)	$1,503,555			$1,540,441
Net interest margin (2)(5)		2.18%			2.25%
Average interest-earning assets to average interest-bearing liabilities	113.22%			114.65%
Selected performance ratios:
Return on average assets (2)		0.71%			0.62%
Return on average equity (2)		5.58%			4.52%
Average equity to average assets		12.72%			13.76%
_________________

(1)	Loans include both mortgage loans held for sale and loans held for investment.

(2)	Annualized.

(3)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by total interest-earning assets.

General. Net income increased $4.2 million, or 22%, to $23.5 million for the quarter ended March 31, 2017 from $19.3 million for the quarter ended March 31, 2016. The increase in net income was attributable primarily to a decrease in the provision for loan losses combined with an increase in net interest income and lower general and administrative expenses, partially offset by a decrease in gain on sale of loans.

Interest and Dividend Income. Interest and dividend income increased $4.0 million, or 4% to $101.1 million during the current quarter compared to $97.1 million during the same quarter in the prior year. The increase in interest and dividend income resulted primarily from an increase in interest income from loans and to a lesser extent, interest earning cash equivalents, partially offset by a decrease in income on mortgage-backed securities.
Interest income on loans increased $4.0 million, or 4%, to $97.7 million during the current quarter compared to $93.7 million during the same quarter in the prior year. This change was attributed to a $767.4 million, or a 7%, increase in the average balance of loans to $12.06 billion for the quarter ended March 31, 2017 compared to $11.30 billion during the same quarter last year as new loan production exceeded repayments and loan sales. Partially offsetting the impact from the increase in the average balance was an eight basis point decrease in the average yield on loans to 3.24% for the current quarter from 3.32% for the same quarter last year as historically low interest rates have kept the level of refinance activity relatively high resulting in new originations at lower rates compared to the rest of our portfolio. Additionally, our “SmartRate” adjustable-rate first mortgage loan originations and our 10-year fixed-rate mortgage loan originations for the quarter ended March 31, 2017 were originated at interest rates below rates offered on our longer-term, fixed-rate products and contributed to the lower average yield.
Interest Expense. Interest expense increased $1.4 million, or 5%, to $30.8 million during the current quarter compared to $29.4 million during the quarter ended March 31, 2016. The increase resulted primarily from an increase in interest expense on borrowed funds, partially offset by a decrease in interest expense on CDs.
Interest expense on borrowed funds, all from the FHLB of Cincinnati, increased $2.5 million, or 36%, to $9.5 million during the current quarter compared to $7.0 million during the quarter ended March 31, 2016. The change was attributed to a $967.1 million, or 43%, increase in the average balance of borrowed funds to $3.20 billion during the current quarter from an average balance of $2.24 billion during the same quarter of the prior year. Partially offsetting the impact of the increase in average balance of borrowed funds was an eight basis point decrease in the average rate paid on borrowed funds to 1.18% for the current quarter from 1.26% for the same quarter last year. The increase in the average balance of borrowed funds was used to fund our balance sheet growth, the net decrease in savings deposit balances and our capital management activities, including share repurchases and dividend payments. The increases in borrowed funds took the form of overnight advances and longer-term advances with initial effective durations of approximately five years as hedged by interest rate swaps. The decrease in the average rate on borrowed funds can be attributed to the increase in lower rate, overnight advances as well as the generally lower rate environment during which much of the longer-duration advances were added to the portfolio. Refer to the Extending the Duration of Funding Sources section of the Overview and Comparison of Financial Condition for further discussion.
Interest expense on CDs decreased $0.7 million, or 3%, to $20.6 million during the current quarter compared to $21.3 million during the quarter ended March 31, 2016. The decrease was attributed to a three basis point decrease in the average rate paid on CDs to 1.46% for the current quarter from 1.49% for the same quarter last year combined with a $55.6 million, or 1%, decrease in the average balance of CDs to $5.65 billion during the current quarter from $5.70 billion during the same quarter of the prior year. Rates were adjusted on deposits in response to changes in general market rates as well as to changes in the rates paid by our competition. Additionally, to optimally manage our funding costs during the current three-month period, many maturing, higher-rate CDs that were not renewed were replaced with lower-rate borrowed funds.
Net Interest Income. Net interest income increased $2.5 million, or 4%, to $70.3 million during the current quarter from $67.8 million during the quarter ended March 31, 2016. Our average interest earning assets during the current quarter increased $820.7 million, or 7%, when compared to the quarter ended March 31, 2016. The increase in average assets was attributed primarily to the growth of the loan portfolio and to a lesser extent other interest-earning cash equivalents, partially offset by a decrease in mortgage-backed securities. Our interest rate spread decreased four basis points to 2.06% compared to 2.10% during the same quarter last year. Our net interest margin decreased seven basis points to 2.18% in the current quarter compared to 2.25% the same quarter last year.
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
Based on our evaluation of the above factors, we recorded a negative provision for loan losses of $6.0 million during the quarter ended March 31, 2017 and recorded a negative provision for loan losses of $1.0 million during the quarter ended March 31, 2016. The negative provision for loan loss reflected reduced levels of loan delinquencies and charge-offs, and continued elevated levels of recoveries of previously charged-off loans, during the current period. Nevertheless, we continue our awareness of the relative values of residential properties in comparison to their cyclical peaks as well as the uncertainty that persists in the current economic environment, which continues to challenge many of our loan customers. As delinquencies in the portfolio have been resolved through pay-off, short sale or foreclosure, or management determines the collateral is not sufficient to satisfy the loan, uncollected balances have been charged against the allowance for loan losses previously provided. In the current quarter we recorded net recoveries of $2.4 million. In the quarter ended March 31, 2016 we recorded net recoveries of $0.1 million. Loan loss provisions are recorded with the objective of aligning our overall allowance for loan losses with our current estimates of loss in the portfolio. The allowance for loan losses was $56.8 million, or 0.47% of total recorded investment in loans receivable, at March 31, 2017, compared to $68.3 million or 0.60% of total recorded investment in loans receivable at March 31, 2016. Balances of recorded investments are net of deferred fees or expenses and any applicable loans-in-process.
The total recorded investment in non-accrual loans decreased $3.7 million during the quarter ended March 31, 2017. Since March 31, 2016, the total recorded investment in non-accrual loans decreased $15.6 million. The recorded investment in non-accrual loans in our residential Core portfolio decreased $2.2 million, or 4%, during the current quarter, to $46.9 million at March 31, 2017, and decreased $9.9 million, or 17%, since March 31, 2016. At March 31, 2017, the recorded investment in our Core portfolio was $10.56 billion, compared to $10.27 billion at December 31, 2016 and $9.63 billion at March 31, 2016. During the current quarter, the residential Core portfolio produced net recoveries that totaled $1.4 million, as compared to net charge-offs of $0.5 million during the quarter ended December 31, 2016 and net recoveries of $0.2 million during the quarter ended March 31, 2016.
The recorded investment in non-accrual loans in our residential Home Today portfolio decreased $0.2 million, or 1%, during the current quarter, to $19.9 million at March 31, 2017, and decreased $1.4 million, or 6%, since March 31, 2016. At March 31, 2017, the recorded investment in our Home Today portfolio was $113.4 million, compared to $117.2 million at December 31, 2016 and $126.7 million at March 31, 2016. During the current quarter, residential Home Today net charge-offs were $0.1 million as compared to net charge-offs of $0.5 million during the quarter ended December 31, 2016 and net charge-offs $0.3 million during the quarter ended March 31, 2016.
The recorded investment in non-accrual home equity loans and lines of credit decreased $1.4 million, or 8%, during the current quarter, to $16.9 million at March 31, 2017, and decreased $4.3 million, or 20%, since March 31, 2016. The recorded investment in our home equity loans and lines of credit portfolio at March 31, 2017 was $1.52 billion, compared to $1.53 billion at December 31, 2016 and $1.58 billion at March 31, 2016. During the current quarter, the home equity loans and lines of credit portfolio had net recoveries of $1.1 million, as compared to net charge-offs of $0.3 million during the quarter ended December 31, 2016 and net recoveries of $0.2 million during the quarter ended March 31, 2016. We believe that non-performing home equity loans and lines of credit, on a relative basis, represent a higher level of credit risk than residential Core loans as these home equity loans and lines of credit generally hold subordinated positions.
Non-Interest Income. Non-interest income decreased $2.1 million, or 31%, to $4.6 million during the current quarter compared to $6.7 million during the quarter ended March 31, 2016 mainly as a result of lower gains on sale of loans and decreased death benefits from BOLI contracts during the current quarter. Gains on the sales of loans decreased $1.6 million between the current quarter and the same quarter of the prior year as market interest rate movements contributed to lower percentage gains on $73.6 million of loan sales as compared to $65.2 million of loan sales during the quarter ended March 31, 2016.
Non-Interest Expense. Non-interest expense decreased $1.0 million, or 2%, to $45.3 million during the current quarter compared to $46.3 million during the quarter ended March 31, 2016. The $0.9 million decrease in real estate owned expenses (which includes associated legal and maintenance expenses as well as gains (losses) on the disposal of properties) was driven in part by the decrease in real estate owned assets. The $0.8 million decrease in compensation expenses included a $0.8 million decrease in stock-based compensation, a $0.5 million decrease in health insurance costs partially offset by a $0.4 million increase in salaries expense. Marketing expenditures increased $0.5 million during the current quarter as compared to the quarter ended March 31, 2016 and was attributed to the timing of media campaigns supporting our lending activities.
Income Tax Expense. The provision for income taxes was $12.1 million during the current quarter compared to $9.8 million during the quarter ended March 31, 2016. The provision for the current quarter included $11.8 million of federal income tax provision and $278 thousand of state income tax provision. The provision for the quarter ended March 31, 2016 included $9.6 million of federal income tax provision and $276 thousand of state income tax benefit. The current quarter federal income tax provision includes $0.1 million of excess tax benefit related to stock-based compensation. Effective October 1, 2016, the Company adopted ASU 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. Our effective federal tax rate was 33.5% during the current quarter and 33.2% during the quarter ended March 31, 2016. Our provision for income taxes in the current quarter aligns our year-to-date provision with our expectations for the full fiscal year. Our expected effective income tax rates are below the federal statutory rate because of ASU 2016-09 (current quarter) and our ownership of bank-owned life insurance (current and prior quarters).

Comparison of Operating Results for the Six Months Ended March 31, 2017 and 2016
Average balances and yields. The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effects thereof were not material. Average balances are derived from daily average balances. Non-accrual loans were included in the computation of loan average balances, and have been reflected in the table as carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense.

	Six Months Ended			Six Months Ended
	March 31, 2017			March 31, 2016
	Average Balance	Interest Income/ Expense	Yield/ Cost (2)	Average Balance	Interest Income/ Expense	Yield/ Cost (2)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash equivalents	$205,332	$678	0.66%	$120,672	$231	0.38%
Investment securities	—	—	—%	324	2	1.23%
Mortgage-backed securities	524,696	4,051	1.54%	577,344	5,031	1.74%
Loans (1)	11,940,505	193,056	3.23%	11,265,936	186,911	3.32%
Federal Home Loan Bank stock	75,726	1,512	3.99%	69,470	1,401	4.03%
Total interest-earning assets	12,746,259	199,297	3.13%	12,033,746	193,576	3.22%
Noninterest-earning assets	347,888			330,029
Total assets	$13,094,147			$12,363,775
Interest-bearing liabilities:
Checking accounts	$993,922	458	0.09%	$991,120	675	0.14%
Savings accounts	1,523,995	1,050	0.14%	1,596,748	1,473	0.18%
Certificates of deposit	5,699,677	41,869	1.47%	5,689,144	42,642	1.50%
Borrowed funds	3,002,292	17,404	1.16%	2,179,389	13,386	1.23%
Total interest-bearing liabilities	11,219,886	60,781	1.08%	10,456,401	58,176	1.11%
Noninterest-bearing liabilities	198,992			189,854
Total liabilities	11,418,878			10,646,255
Shareholders’ equity	1,675,269			1,717,520
Total liabilities and shareholders’ equity	$13,094,147			$12,363,775
Net interest income		$138,516			$135,400
Interest rate spread (2)(3)			2.05%			2.11%
Net interest-earning assets (4)	$1,526,373			$1,577,345
Net interest margin (2)(5)		2.17%			2.25%
Average interest-earning assets to average interest-bearing liabilities	113.60%			115.08%
Selected performance ratios:
Return on average assets (2)		0.66%			0.60%
Return on average equity (2)		5.14%			4.32%
Average equity to average assets		12.79%			13.89%
_________________

(1)	Loans include both mortgage loans held for sale and loans held for investment.

(2)	Annualized.

(3)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by total interest-earning assets.

General. Net income increased $6.0 million, or 16% to $43.1 million for the six months ended March 31, 2017 compared to $37.1 million for the six months ended March 31, 2016. The increase in net income was attributable primarily to an increase in net interest income, a decrease in the provision for loan losses and a decrease in non-interest expenses, partially offset by a decrease in non-interest income.
Interest and Dividend Income. Interest and dividend income increased $5.7 million, or 3%, to $199.3 million during the six months ended March 31, 2017 compared to $193.6 million during the same six months in the prior year. The increase in interest and dividend income resulted primarily from an increase in interest income from loans and to a lesser extent, interest earning cash equivalents, partially offset by a decrease in income on mortgage-backed securities.
Interest income on loans increased $6.2 million, or 3%, to $193.1 million for the six months ended March 31, 2017 compared to $186.9 million for the six months ended March 31, 2016. This increase was attributed primarily to a $674.6 million increase in the average balance of loans to $11.94 billion in the current six-month period compared to $11.27 billion during the same six months in the prior year as new loan production exceeded repayments and loan sales. The impact from the increase in the average balance of loans was partially offset by a nine basis point decrease in the average yield on loans to 3.23% for the six months ended March 31, 2017 from 3.32% for the same six months in the prior year as historically low interest rates have kept the level of refinance activity relatively high, resulting in new originations at lower rates compared to the rest of our portfolio. Additionally, both our “Smart Rate” adjustable-rate first mortgage loan and our 10-year, fixed-rate first mortgage loan originations for the six months ended March 31, 2017, were originated at interest rates below rates offered on our traditional 15- and 30-year fixed-rate products and contributed to the lower average yield. There were loan sales of $146.1 million during the six months ended March 31, 2017, compared to loan sales of $93.0 million during the six months ended March 31, 2016.
Interest income on mortgage-backed securities decreased $0.9 million, or 18%, to $4.1 million during the current six months compared to $5.0 million during the six months ended March 31, 2016. The decrease was attributed primarily to a $52.6 million, or 9%, decrease in the average balance of mortgage-backed securities to $524.7 million in the current six-month period compared to $577.3 million during the same six months in the prior year resulting from principal paydowns and maturities. Combined with the impact of the decrease in the average balance of mortgage-backed securities was a 20 basis point decrease in the average yield on mortgage-backed securities to 1.54% during the six months ended March 31, 2017 from 1.74% during the six months ended March 31, 2016.
Interest Expense. Interest expense increased $2.6 million, or 4%, to $60.8 million during the current six months compared to $58.2 million during the six months ended March 31, 2016. The increase resulted primarily from an increase in interest expense on borrowed funds, partially offset by a decrease in interest expense on our deposit accounts.
Interest expense on borrowed funds, all from the FHLB of Cincinnati, increased $4.0 million, or 30%, to $17.4 million during the six months ended March 31, 2017 from $13.4 million during the six months ended March 31, 2016. The increase was attributed to an $822.9 million, or 38%, increase in the average balance of borrowed funds to $3.00 billion during the current six months from $2.18 billion during the same six months of the prior year. Partially offsetting the impact of the increase in the average balance of borrowed funds was a seven basis point decrease in the average rate paid for these funds, to 1.16%, during the six months ended March 31, 2017 from 1.23% during the six months ended March 31, 2016. The increase in the average balance of borrowed funds was used to fund our balance sheet growth and our capital management activities, including share repurchases and dividend payments. The increases in borrowed funds took the form of overnight advances and longer-term advances with initial effective durations of approximately five years as hedged by interest rate swaps. The decrease in the average rate on borrowed funds can be attributed to the increase in lower rate, overnight advances as well as the generally lower rate environment during which much of the longer-duration advances were added to the portfolio. Refer to the Extending the Duration of Funding Sources section of the Overview and Comparison of Financial Condition for further discussion.
Interest expense on CDs decreased $0.7 million, or 2%, to $41.9 million during the six months ended March 31, 2017 compared to $42.6 million during the six months ended March 31, 2016. The decrease was attributed primarily to a three basis point decrease in the average rate we paid on CDs to 1.47% during the current six months from 1.50% during the same six months last year partially offset by a $10.5 million, or less than 1%, increase in the average balance of CDs to $5.70 billion during the current six months from $5.69 billion during the same six months of the prior year. Rates were adjusted on deposits in response to changes in general market rates as well as to changes in the rates paid by our competition. Additionally, to optimally manage our funding costs during the current six-month period, many maturing, higher rate CDs that were not renewed were replaced with lower rate borrowed funds.
Net Interest Income. Net interest income increased $3.1 million, or 2%, to $138.5 million during the six months ended March 31, 2017 from $135.4 million during the six months ended March 31, 2016. Average interest-earning assets increased during the current six month period by $712.5 million, or 6%, when compared to the six months ended March 31, 2016. The increase in average assets was attributed primarily to the growth of our loan portfolio and to a lesser extent other interest-earning cash equivalents, partially offset by a decrease in mortgage-backed securities. Our interest rate spread decreased six basis points to 2.05% compared to 2.11% during the same six months last year. Our net interest margin was 2.17% for the current six-month period and 2.25% for the same six months in the prior period. Our interest rate spread and net interest margin narrowed as our asset yields decreased more rapidly than our funding costs.
Provision for Loan Losses. Based on our evaluation of the factors described earlier, we recorded a negative provision for loan losses of $6.0 million during the six months ended March 31, 2017. We recorded a negative provision of $2.0 million during the six months ended March 31, 2016. The current negative provision for loan losses reflected reduced levels of loan delinquencies and charge-offs, and increased levels of recoveries of previously charged-off loans during the current period. Nevertheless, we continue our awareness of the relative values of residential properties in comparison to their cyclical peaks as well as the uncertainty that persists in the current economic environment, which continues to challenge many of our loan customers. As delinquencies in the portfolio have been resolved through pay-off, short sale or foreclosure, or management determines the collateral is not sufficient to satisfy the loan, uncollected balances have been charged against the allowance for loan losses previously provided. In the current six months we recorded a net recovery of $1.0 million compared to a net charge-off of $1.2 million during the six months ended March 31, 2016. Net recoveries and a $6.0 million negative provision for loan losses recorded for the current six months resulted in a decrease in the balance of the allowance for loan losses. The allowance for loan losses was $56.8 million, or 0.47% of the total recorded investment in loans receivable, at March 31, 2017, compared to $68.3 million, or 0.60% of the total recorded investment in loans receivable, at March 31, 2016. Balances of recorded investments are net of deferred fees or expenses and any applicable loans-in-process.
The total recorded investment in non-accrual loans decreased $6.4 million during the six-month period ended March 31, 2017 compared to a $7.6 million decrease during the six-month period ended March 31, 2016. The recorded investment in non-accrual loans in our residential Core portfolio decreased $4.4 million, or 9%, during the current six-month period, to $46.9 million at March 31, 2017. During the six-month period ended March 31, 2016, the recorded investment in non-accrual loans in our residential Core portfolio also experienced a $5.5 million decrease. At March 31, 2017, the recorded investment in our residential Core portfolio was $10.56 billion, compared to $10.08 billion at September 30, 2016. During the current six-month period, residential Core portfolio net recoveries were $0.9 million, as compared to net charge-offs of $0.2 million during the six months ended March 31, 2016.
The recorded investment in non-accrual loans in our residential Home Today portfolio increased $0.4 million, or 2%, during the current six-month period to $19.9 million at March 31, 2017 compared to a $1.3 million decrease during the six-month period ended March 31, 2016. At March 31, 2017, the recorded investment in our residential Home Today portfolio was $113.4 million, compared to $120.4 million at September 30, 2016. During the current six-month period, residential Home Today net charge-offs were $0.6 million, as compared to net charge-offs of $0.7 million during the six months ended March 31, 2016.
The recorded investment in non-accrual home equity loans and lines of credit decreased $2.3 million, or 12%, during the current six-month period, to $16.9 million at March 31, 2017 compared to a $0.3 million decrease during the six-month period ended March 31, 2016. The recorded investment in our home equity loans and lines of credit portfolio at March 31, 2017 was $1.52 billion, compared to $1.54 billion at September 30, 2016. During the current six-month period, home equity loans and lines of credit net recoveries were $0.7 million as compared to net charge-offs of $0.3 million during the six months ended March 31, 2016. We believe that non-performing home equity loans and lines of credit, on a relative basis, represent a higher level of credit risk than residential Core loans as these home equity loans and lines of credit generally hold subordinated positions.
Non-Interest Income. Non-interest income decreased $2.9 million, or 23%, to $9.9 million during the six months ended March 31, 2017 when compared to $12.8 million during the six months ended March 31, 2016, mainly as a result of lower gains on sale of loans and decreased death benefits from BOLI contracts during the current six months. Gains on the sales of loans decreased $1.5 million between the current six months and the same six months of the prior year as market interest rate movements contributed to lower percentage gains on $146.1 million in sales during the current six months, as compared to the gains realized on $93.0 million in sales during the six months ended March 31, 2016.
Non-Interest Expense. Non-interest expense decreased $3.4 million, or 4%, to $90.6 million during the six months ended March 31, 2017 when compared to $94.0 million during the six months ended March 31, 2016. This decrease resulted primarily from lower real estate owned expense, compensation related expenses, and federal insurance premium assessments. The $2.0 million decrease in real estate owned expenses (which includes associated legal and maintenance expenses as well as gains (losses) on the disposal of properties) was driven in part by the decrease in real estate owned assets since September 30, 2016 as well as March 31, 2016. Additionally, there was a $1.8 million decrease in salaries and employee benefits during the current six-month period compared to the six-month period ended March 31, 2016. This decrease was primarily due to decreases in stock-based compensation and health insurance costs.
Income Tax Expense. The provision for income taxes was $20.8 million during the six months ended March 31, 2017 when compared to $19.1 million during the six months ended March 31, 2016. The provision for the current six-month period included $20.3 million of federal income tax provision and $516 thousand of state income tax provision. The current six-month period federal income tax provision includes $1.1 million of excess tax benefit related to stock-based compensation. Effective October 1, 2016, the Company adopted ASU 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. The provision for the six months ended March 31, 2016 included $18.6 million of federal income tax provision and $554 thousand of state income tax provision. Our effective federal tax rate was 32.0% during the six months ended March 31, 2017 and 33.3% during the six months ended March 31, 2016. Our provision for income taxes in the current six months is aligned with our expectations for the full fiscal year. Our expected effective income tax rates are below the federal statutory rate because of ASU 2016-09 (current six-month period) and our ownership of bank-owned life insurance (current and prior six-month periods).

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
In addition to the primary sources of funds described above, we have the ability to obtain funds through the use of collateralized borrowings in the wholesale markets, and from sales of securities. Also, debt issuance by the Company and access to the equity capital markets via a supplemental minority stock offering or a full conversion (second-step) transaction remain as other potential sources of liquidity, although these channels generally require up to nine months of lead time.
While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Association’s Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We generally seek to maintain a minimum liquidity ratio of 5% (which we compute as the sum of cash and cash equivalents plus unencumbered investment securities for which ready markets exist, divided by total assets). For the three months ended March 31, 2017, our liquidity ratio averaged 5.56%. We believe that we had sufficient sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2017.
We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities and the objectives of our asset/liability management program. Excess liquid assets are generally invested in interest-earning deposits and short- and intermediate-term securities.
Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2017, cash and cash equivalents totaled $240.8 million, which represented an increase of 4% from September 30, 2016.
Investment securities classified as available-for-sale, which provide additional sources of liquidity, totaled $536.2 million at March 31, 2017.
During the six-month period ended March 31, 2017, loan sales to Fannie Mae totaled $107.7 million, which included $9.3 million of loans that qualified under Fannie Mae's HARP II initiative and $5.5 million of loans that qualified under Fannie Mae's Home Ready initiative. Loans originated under the HARP II and Home Ready initiatives are classified as “held for sale” at origination. Loans originated under non-HARP II or non-Home Ready Fannie Mae compliant procedures are classified as “held for investment” until they are specifically identified for sale.
In addition to the loan sales to Fannie Mae, during the six-month period ended March 31, 2017, loan sales to the FHLB of Cincinnati, under their Mortgage Purchase Program, totaled $38.4 million. Loans that qualify under the FHLB Mortgage Purchase Program are classified as “held for investment” until they are specifically identified for sale.
At March 31, 2017, $4.3 million of long-term, fixed-rate residential first mortgage loans were classified as “held for sale,” all of which qualified under either Fannie Mae's HARP II or Home Ready initiatives. There were no loan sale commitments outstanding at March 31, 2017.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows (unaudited) included in the unaudited interim Consolidated Financial Statements.
At March 31, 2017, we had $604.7 million in outstanding commitments to originate loans. In addition to commitments to originate loans, we had $1.35 billion in unfunded home equity lines of credit to borrowers. CDs due within one year of March 31, 2017 totaled $2.43 billion, or 29.7% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, sales of investment securities, other deposit products, including new CDs, brokered CDs, FHLB advances, borrowings from the FRB-Cleveland Discount Window or other collateralized borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the CDs due on or before March 31, 2018. We believe, however, based on past experience, that a significant portion of such deposits will remain with us. Generally, we have the ability to attract and retain deposits by adjusting the interest rates offered.
Our primary investing activities are originating residential mortgage loans and purchasing investments. During the six months ended March 31, 2017, we originated $1.49 billion of residential mortgage loans, and during the six months ended March 31, 2016, we originated $1.00 billion of residential mortgage loans. We purchased $112.1 million of securities during the six months ended March 31, 2017, and $59.5 million during the six months ended March 31, 2016.
Financing activities consist primarily of changes in deposit accounts, changes in the balances of principal and interest owed on loans serviced for others, FHLB advances and borrowings from the FRB-Cleveland Discount Window. We experienced a net decrease in total deposits of $143.4 million during the six months ended March 31, 2017, which reflected the active management of the offered rates on maturing CDs, compared to a net increase of $32.0 million during the six months ended March 31, 2016. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. During the six months ended March 31, 2017, there was a $70 thousand decrease in the balance of brokered CDs (exclusive of acquisition costs and subsequent amortization), which had a balance of $539.7 million at March 31, 2017. During the six months ended March 31, 2016 the balance of brokered CDs increased by $19.8 million. Principal and interest owed on loans serviced for others experienced a net decrease of $12.8 million to $36.6 million during the six months ended March 31, 2017 compared to a net increase of $1.0 million to $50.5 million during the six months ended March 31, 2016. During the six months ended March 31, 2017, we increased our advances from the FHLB of Cincinnati by $647.4 million, as we funded: new loan originations; our net savings outflow; our capital initiatives; and actively managed our liquidity ratio. During the six months ended March 31, 2016, our advances from the FHLB of Cincinnati increased by $114.7 million.
Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of Cincinnati and the FRB-Cleveland Discount Window, each of which provides an additional source of funds. Also, in evaluating funding alternatives, we may participate in the brokered CDs market. At March 31, 2017 we had $3.37 billion of FHLB of Cincinnati advances and no outstanding borrowings from the FRB-Cleveland Discount Window. Additionally, at March 31, 2017, we had $539.7 million of brokered CDs. During the six months ended March 31, 2017, we had average outstanding advances from the FHLB of Cincinnati of $3.00 billion as compared to average outstanding advances of $2.18 billion during the six months ended March 31, 2016. The increase in net average balance in the current year reflects an increase in FHLB of Cincinnati borrowings as part of our efforts to lengthen the duration of our interest bearing funding sources as well as increases in the balance of our overnight borrowings used to fund: balance sheet growth; our net savings outflow; our capital initiatives; and to manage our on-balance sheet liquidity. Refer to the Extending the Duration of Funding Sources section of the Overview and the General section of Item 3. Quantitative and Qualitative Disclosures About Market Risk for further discussion. At March 31, 2017, we had the ability to immediately borrow an additional $79.6 million from the FRB-Cleveland Discount Window. From the perspective of collateral value securing FHLB of Cincinnati advances, our capacity limit for additional borrowings beyond the outstanding balance at March 31, 2017 was $5.41 billion, subject to satisfaction of the FHLB of Cincinnati common stock ownership requirement. To satisfy the common stock ownership requirement for the maximum limit of borrowing, we would have to increase our ownership of FHLB of Cincinnati common stock by an additional $108.1 million.
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
On January 1, 2016 the Association became subject to the "capital conservation buffer" requirement, which is being phased in over the next three years, increasing each year until fully implemented at 2.5% on January 1, 2019. The requirement would limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" consisting of 2.5% in addition to the minimum capital requirements. At March 31, 2017, the Association exceeded the fully phased in regulatory requirement for the "capital conservation buffer".
As of March 31, 2017, the Association exceeded all regulatory requirements to be considered “Well Capitalized” as presented in the table below (dollar amounts in thousands).

	Actual		Well Capitalized Levels
	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$1,513,736	21.16%	$715,461	10.00%
Tier 1 (leverage) Capital to Net Average Assets	1,456,892	11.19%	650,946	5.00%
Tier 1 Capital to Risk-Weighted Assets	1,456,892	20.36%	572,369	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,456,878	20.36%	465,049	6.50%
The capital ratios of the Company as of March 31, 2017 are presented in the table below (dollar amounts in thousands).

	Actual
	Amount	Ratio
Total Capital to Risk-Weighted Assets	$1,728,948	24.05%
Tier 1 (leverage) Capital to Net Average Assets	1,672,107	12.81%
Tier 1 Capital to Risk-Weighted Assets	1,672,107	23.26%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,672,107	23.26%
In addition to the operational liquidity considerations described above, which are primarily those of the Association, the Company, as a separate legal entity, also monitors and manages its own, parent company-only liquidity, which provides the source of funds necessary to support all of the parent company's stand-alone operations, including our capital distribution strategies, which encompass our share repurchase and dividend payment programs. The Company's primary source of liquidity is dividends received from the Association. The amount of dividends that the Association may declare and pay to the Company in any calendar year, without the receipt of prior approval from the OCC but with prior notice to the FRB-Cleveland, cannot exceed net income for the current calendar year-to-date period plus retained net income (as defined) for the preceding two calendar years, reduced by prior dividend payments made during those periods. In December 2016, the Company received an $81.0 million cash dividend from the Association. Because of its intercompany nature, this dividend payment had no impact on the Company's capital ratios or its consolidated statement of condition but reduced the Association's reported capital ratios.
The Company's seventh stock repurchase program, covering 10,000,000 shares, which began on August 4, 2015, was completed on January 6, 2017. On October 27, 2016, the Company announced that the Board of Directors approved the Company’s eighth stock repurchase program, which authorized the repurchase of up to 10,000,000 shares of the Company’s outstanding common stock. Repurchases under the eight stock repurchase authorization began on January 6, 2017. There were 457,710 shares repurchased under that program between its start date and March 31, 2017. During the six months ended March 31, 2017, the Company repurchased $24.8 million of its common stock.
On July 26, 2016, Third Federal Savings, MHC received the approval of its members (depositors and certain loan customers of the Association) with respect to the waiver of dividends, and subsequently received the non-objection of the FRB-Cleveland, to waive receipt of dividends on the Company’s common stock the MHC owns up to a total of $0.50 per share during the four quarterly periods ending June 30, 2017. Third Federal Savings, MHC waived its right to receive a $0.125 per share dividend payment on September 19, 2016, December 12, 2016 and March 20, 2017.

At March 31, 2017, the Company had, in the form of cash and a demand loan from the Association, $136.4 million of funds readily available to support its stand-alone operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
General. The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk has historically been interest rate risk. In general, our assets, consisting primarily of mortgage loans, have longer maturities than our liabilities, consisting primarily of deposits and advances from the FHLB of Cincinnati. As a result, a fundamental component of our business strategy is to manage interest rate risk and limit the exposure of our net interest income to changes in market interest rates. Accordingly, our Board of Directors has established risk parameter limits deemed appropriate given our business strategy, operating environment, capital, liquidity and performance objectives. Additionally, our Board of Directors has authorized the formation of an Asset/Liability Management Committee comprised of key operating personnel, which is responsible for managing this risk in a manner that is consistent with the guidelines and risk limits approved by the Board of Directors. Further, the Board has established the Directors Risk Committee, which, among other responsibilities, conducts regular oversight and review of the guidelines, policies and deliberations of the Asset/Liability Management Committee. We have sought to manage our interest rate risk in order to control the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset-liability management, we use the following strategies to manage our interest rate risk:

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
During the six months ended March 31, 2017, $107.7 million of agency-compliant, long-term, fixed-rate mortgage loans were sold to Fannie Mae, and $38.4 million of long-term, fixed-rate mortgage loans, also agency-compliant, were sold to the FHLB of Cincinnati. All loans were sold on a servicing retained basis. At March 31, 2017, $4.3 million of agency-compliant, long-term, fixed-rate residential first mortgage loans that qualified under Fannie Mae's HARP II or Home Ready programs, were classified as “held for sale.” Of the agency-compliant loan sales during the six months ended March 31, 2017, $14.8 million was comprised of long-term (15 to 30 years), fixed-rate first mortgage loans which were sold under Fannie Mae's HARP II or Home Ready programs, and $92.9 million was comprised of long-term (15 to 30 years), fixed-rate first mortgage loans which had been originated under our revised procedures and were sold to Fannie Mae under our reinstated seller contract, as described in the next paragraph. The loans that were sold to the FHLB of Cincinnati were sold under the FHLB's Mortgage Purchase Program. Loans that qualify under the FHLB Mortgage Purchase Program are classified as “held for investment” until they are specifically identified for sale. At March 31, 2017, we did not have any outstanding loan sales commitments.
Fannie Mae, historically the Association’s primary loan investor, implemented, effective July 1, 2010, certain loan origination requirement changes affecting loan eligibility that we chose not to adopt until May 2013. Subsequent to the May 2013 implementation date of our revised procedures, and, upon review and validation by Fannie Mae which was received on November 15, 2013, fixed-rate, first mortgage loans (primarily fixed-rate, mortgage refinances with terms of 15 years or more and HARP II loans) that are originated under the revised procedures are eligible for sale to Fannie Mae either as whole loans or within mortgage-backed securities. We expect that certain loan types (i.e. our Smart Rate adjustable-rate loans, purchase fixed-rate loans and 10-year fixed-rate loans) will continue to be originated under our legacy procedures. For loans originated prior to May 2013 and for those loans originated subsequent to April 2013 that are not originated under the revised (Fannie Mae) procedures, the Association’s ability to reduce interest rate risk via loan sales is limited to those loans that have established payment histories, strong borrower credit profiles and are supported by adequate collateral values that meet the requirements of the FHLB's Mortgage Purchase Program or of private third-party investors.
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
The Association evaluates funding source alternatives as it seeks to extend its liability duration. Extended duration funding sources that are currently considered include: retail certificates of deposit (which, subject to a fee, generally provide depositors with an early withdrawal option, but do not require pledged collateral); brokered certificates of deposit (which generally do not provide an early withdrawal option and do not require collateral pledges); collateralized borrowings which are not subject to creditor call options (generally advances from the FHLB of Cincinnati); and interest rate exchange contracts ("swaps") which are subject to collateral pledges and which require specific structural features to qualify for hedge accounting treatment (hedge accounting treatment directs that periodic mark-to-market adjustments be recorded in other comprehensive income (loss) in the equity section of the balance sheet rather than being included in operating results of the income statement). The Association's intent is that any swap to which it may be a party will qualify for hedge accounting treatment. The Association attempts to be opportunistic in the timing of its funding duration deliberations and when evaluating alternative funding sources, compares effective interest rates, early withdrawal/call options and collateral requirements.
In December 2015, the Association entered into its first interest rate swap agreements in over ten years. Each of the Association's swap agreements is registered on the Chicago Mercantile Exchange and involves the exchange of interest payment amounts based on a notional principal balance. No exchange of principal amounts occurs and the notional principal amount does not appear on our balance sheet. The Association uses swaps to extend the duration of its funding sources. In each of the Association's agreements, interest paid is based on a fixed rate of interest throughout the term of each agreement while interest received is based on an interest rate that resets at a specified interval (generally three months) throughout the term of each agreement. On the initiation date of the swap, the agreed upon exchange interest rates reflect market conditions at that point in time. Swaps generally require counterparty collateral pledges that ensure the counterparties' ability to comply with the conditions of the agreement. The notional amount of the Association's swap portfolio at March 31, 2017 was $975.0 million. The swap portfolio's weighted average fixed pay rate was 1.49% and the weighted average remaining term was 4.3 years. Concurrent with the execution of each swap, the Association entered into a short-term borrowing from the FHLB of Cincinnati in an amount equal to the notional amount of the swap and with interest rate resets aligned with the reset interval of the swap. For $825.0 million of our outstanding swaps, the borrowing proceeds represented new monies which were generally used to fund loans and investment securities. During the fiscal year ended September 30, 2016, swaps totaling $150.0 million were contracted to restructure existing longer-term FHLB borrowings. These restructuring transactions lowered our effective cost of funding but did not involve the receipt of new monies. Each individual swap agreement has been designated as a cash flow hedge of interest rate risk associated with the Company's variable rate borrowings from the FHLB of Cincinnati.
Economic Value of Equity. Using customized modeling software, the Association prepares periodic estimates of the amounts by which the net present value of its cash flows from assets, liabilities and off-balance sheet items (the institution’s economic value of equity or EVE) would change in the event of a range of assumed changes in market interest rates. The simulation model uses a discounted cash flow analysis and an option-based pricing approach in measuring the interest rate sensitivity of EVE. The model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumption that instantaneous changes (measured in basis points) occur at all maturities along the United States Treasury yield curve and other relevant market interest rates. A basis point equals one, one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 2% to 3% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. The model is tailored specifically to our organization, which, we believe, improves its predictive accuracy. The following table presents the estimated changes in the Association’s EVE at March 31, 2017 that would result from the indicated instantaneous changes in the United States Treasury yield curve and other relevant market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

				EVE as a Percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)	Estimated EVE (2)	Estimated Increase (Decrease) in EVE		EVE Ratio (4)	Increase (Decrease) (basis points)
		Amount	Percent
	(Dollars in thousands)
+300	$1,406,489	$(683,770)	(32.71)%	11.42%	(384)
+200	1,669,266	(420,993)	(20.14)%	13.05%	(221)
+100	1,908,777	(181,482)	(8.68)%	14.39%	(87)
0	2,090,259	—	—	15.26%	—
-100	2,150,833	60,574	2.90%	15.30%	4
_________________

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	EVE Ratio represents EVE divided by the present value of assets.
The table above indicates that at March 31, 2017, in the event of an increase of 200 basis points in all interest rates, the Association would experience a 20.14% decrease in EVE. In the event of a 100 basis point decrease in interest rates, the Association would experience a 2.90% increase in EVE.
The following table is based on the calculations contained in the previous table, and sets forth the change in the EVE at a +200 basis point rate of shock at March 31, 2017, with comparative information as of September 30, 2016. By regulation, the Association must measure and manage its interest rate risk for interest rate shocks relative to established risk tolerances in EVE.
Risk Measure (+200 bps Rate Shock)

	At March 31, 2017	At September 30, 2016
Pre-Shock EVE Ratio	15.26%	14.98%
Post-Shock EVE Ratio	13.05%	13.72%
Sensitivity Measure in basis points	(221)	(126)
Percentage Change in EVE	(20.14)%	(13.55)%
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
Accordingly, although the EVE tables provide an indication of our interest rate risk exposure as of the indicated dates, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our EVE and will differ from actual results. In addition to our core business activities, which primarily sought to originate Smart Rate (adjustable) and 10-year fixed-rate loans funded by borrowings from the FHLB and intermediate term CDs (including brokered CDs), and which are intended to have a favorable impact on our IRR profile, the impact of several other items and events resulted in the 6.59% deterioration in the Percentage Change in EVE measure at March 31, 2017 when compared to the measure at September 30, 2016. The most significant factor contributing to the overall deterioration was the change in market interest rates, which included an increase of 49 basis points for the two-year term, an increase of 77 basis points for the five-year term and an increase of 80 basis points for the ten-year term, and which resulted in a decrease of 9.46% in the Percentage Change in EVE. Combined with this deterioration was the impact of $81.0 million in cash dividends that the Association paid to the Company. Because of its intercompany nature, this payment had no impact on the Company's capital position, or the Company's overall IRR profile but reduced the Association's regulatory capital and regulatory capital ratios and negatively impacted the Association's Percentage Change in EVE by approximately 0.86%. Partially offsetting the unfavorable impact of the two preceding factors, numerous modifications and enhancements to our modeling assumptions and methodologies, which are continually challenged and evaluated, on a net basis, positively impacted the Association's Percentage Change in EVE by 3.68%. These changes primarily involved the calibration factors used in the modeling of prepayment rates for our fixed-rate, first mortgage loans and attempt to more closely align the model’s projections with our historical experience for those products. Finally, although our core business activities, as described at the beginning of this paragraph, are generally intended to have a favorable impact our our IRR profile, the actual impact is determined by a number of factors, including the pace of mortgage asset additions to our balance sheet (including consideration of outstanding commitments to originate those assets), in comparison to the pace of the addition of duration extending funding sources. During the current fiscal year-to-date period, the net affect of mortgage asset accumulation and funding source extension resulted in 0.05% of improvement to our Percentage Change in EVE. The IRR simulation results presented above were in line with management's expectations and were within the risk limits established by our Board of Directors.
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
Earnings at Risk. In addition to EVE calculations, we use our simulation model to analyze the sensitivity of our net interest income to changes in interest rates (the institution’s EaR). Net interest income is the difference between the interest income that we earn on our interest-earning assets, such as loans and securities, and the interest that we pay on our interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what our net interest income would be for prospective 12 and 24 month periods using customized (based on our portfolio characteristics) assumptions with respect to loan prepayment rates, default rates and deposit decay rates, and the implied forward yield curve as of the market date for assumptions as to projected interest rates. We then calculate what our estimated net interest income would be for the same period under numerous interest rate scenarios. The simulation process is subject to continual enhancement, modification, refinement and adaptation in order that it might most accurately reflect our current circumstances, factors and expectations. As of March 31, 2017, we estimated that our EaR for the 12 months ending March 31, 2018 would decrease by 3.30% in the event that market interest rates used in the simulation were adjusted in equal monthly amounts (termed a "ramped" format) during the 12 month measurement period to an aggregate increase of 200 basis points. This assumption differs from the assumption used to report our EaR estimates in prior reporting periods when our EaR disclosures were determined under assumed instantaneous changes in market interest rates. During the current quarter, based on a survey of the predominate practices disclosed by other similarly profiled financial institutions, the Association adopted the "ramped" assumption in preparing the EaR simulation estimates for use in its public disclosures. In addition to conforming to predominate industry practice, the Association also believes that the ramped assumption provides a more probable/plausible scenario for net interest income simulations than instantaneous shocks which provide a theoretical analysis but a much less credible economic scenario. The Association continues to calculate instantaneous scenarios, and as of March 31, 2017, we estimated that our EaR for the 12 months ending March 31, 2018 would decrease by 6.56% in the event of an instantaneous 200 basis point increase in market interest rates. At March 31, 2017, the IRR simulation results were in line with management's expectations and, with the exception of the 12 months EaR estimate based on an instantaneous 200 basis point increase in market interest rates, which was 1.56% above the Board's limit, were within the risk limits established by our Board of Directors. A proposed, updated Ear limit structure, based on assumed ramped interest rate changes, has been prepared for submission to the Board's Risk Committee for its consideration at its next scheduled meeting.
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
EVE is considered as a point in time calculation with a "liquidation" view of the Association where all the cash flows (including interest, principal and prepayments) are modeled and discounted using discount factors derived from the current market yield curves. It provides a long term view and helps to define changes in equity and duration as a result of changes in interest rates. On the other hand, EaR is based on balance sheet projections going one year and two years forward and assumes new business volume and pricing to calculate net interest income under different interest rate environments. EaR is calculated to determine the sensitivity of net interest income under different interest rate scenarios. With each of these models specific policy limits have been established that are compared with the actual month end results. These limits have been approved by the Association's Board of Directors and are used as benchmarks to evaluate and moderate interest rate risk. In the event that there is a breach of policy limits that extends beyond two consecutive quarter end measurement periods, management is responsible for taking such action, similar to those described under the preceding heading of General, as may be necessary in order to return the Association's interest rate risk profile to a position that is in compliance with the policy. At March 31, 2017, with the exception of the EaR simulation result determined under assumed instantaneous changes in market interest rates, a simulation that the Association has recently determined to be of less relevance, the IRR profile as disclosed above was within our internal limits.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table summarizes our stock repurchase activity during the quarter ended March 31, 2017.

		Average	Total Number of	Maximum Number
	Total Number	Price	Shares Purchased	of Shares that May
	of Shares	Paid per	as Part of Publicly	Yet be Purchased
Period	Purchased	Share	Announced Plans (1)(2)	Under the Plans
January 1, 2017 through January 31, 2017	24,100	$18.44	24,100	9,979,400
February 1, 2017 through February 28, 2017	119,800	17.21	119,800	9,859,600
March 1, 2017 through March 31, 2017	317,310	16.79	317,310	9,542,290
	461,210	16.99	461,210

(1)	On July 30, 2015, the Company announced its seventh stock repurchase program of 10,000,000 shares. The repurchase program commenced on August 4, 2015 and was completed on January 6, 2017.

(2)
On October 27, 2016, the Company announced that the Board of Directors approved the Company’s eighth stock repurchase program, which authorized the repurchase of up to 10,000,000 shares of the Company’s outstanding common stock. Purchases under the program will be on an ongoing basis and subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses of capital, and our financial performance. Repurchased shares will be held as treasury stock and be available for general corporate use. The repurchase program commenced on January 6, 2017.

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

101
The following unaudited financial statements from TFS Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on May 5, 2017, formatted in XBRL: (i) Consolidated Statements of Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Unaudited Interim Consolidated Financial Statements.

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

TFS Financial Corporation

Dated:	May 5, 2017	/s/ Marc A. Stefanski
Marc A. Stefanski
Chairman of the Board, President and Chief Executive Officer

Dated:	May 5, 2017	/s/ David S. Huffman
David S. Huffman
Chief Financial Officer and Secretary