Form 10-Q
period 2017-06-30
TFS Financial CORP
filed 2017-08-07
CIK 1381668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-Q
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2017
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

As of August 3, 2017, there were 281,445,875 shares of the Registrant’s common stock, par value $0.01 per share, outstanding, of which 227,119,132 shares, or 80.7% of the Registrant’s common stock, were held by Third Federal Savings and Loan Association of Cleveland, MHC, the Registrant’s mutual holding company.

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

Item 1. Financial Statements
TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION (unaudited)
(In thousands, except share data)

	June 30, 2017	September 30, 2016
ASSETS
Cash and due from banks	$30,045	$27,914
Interest-earning cash equivalents	234,854	203,325
Cash and cash equivalents	264,899	231,239
Investment securities available for sale (amortized cost $533,385 and $517,228, respectively)	529,579	517,866
Mortgage loans held for sale, at lower of cost or market (none measured at fair value)	803	4,686
Loans held for investment, net:
Mortgage loans	12,288,086	11,748,099
Other consumer loans	2,957	3,116
Deferred loan expenses, net	28,859	19,384
Allowance for loan losses	(54,930)	(61,795)
Loans, net	12,264,972	11,708,804
Mortgage loan servicing rights, net	8,625	8,852
Federal Home Loan Bank stock, at cost	87,110	69,853
Real estate owned	5,524	6,803
Premises, equipment, and software, net	58,350	61,003
Accrued interest receivable	34,607	32,818
Bank owned life insurance contracts	204,294	200,144
Other assets	66,816	63,994
TOTAL ASSETS	$13,525,579	$12,906,062
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$8,175,859	$8,331,368
Borrowed funds	3,542,772	2,718,795
Borrowers’ advances for insurance and taxes	55,864	92,313
Principal, interest, and related escrow owed on loans serviced	25,469	49,401
Accrued expenses and other liabilities	47,991	53,727
Total liabilities	11,847,955	11,245,604
Commitments and contingent liabilities
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 332,318,750 shares issued; 281,872,724 and 284,219,019 outstanding at June 30, 2017 and September 30, 2016, respectively	3,323	3,323
Paid-in capital	1,721,153	1,716,818
Treasury stock, at cost; 50,446,026 and 48,099,731 shares at June 30, 2017 and September 30, 2016, respectively	(726,396)	(681,569)
Unallocated ESOP shares	(54,168)	(57,418)
Retained earnings—substantially restricted	745,513	698,930
Accumulated other comprehensive loss	(11,801)	(19,626)
Total shareholders’ equity	1,677,624	1,660,458
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$13,525,579	$12,906,062
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(In thousands, except share and per share data)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$99,699	$93,752	$292,755	$280,663
Investment securities available for sale	2,522	2,374	6,573	7,407
Other interest and dividend earning assets	1,500	867	3,690	2,499
Total interest and dividend income	103,721	96,993	303,018	290,569
INTEREST EXPENSE:
Deposits	21,831	22,543	65,208	67,333
Borrowed funds	11,618	7,061	29,022	20,447
Total interest expense	33,449	29,604	94,230	87,780
NET INTEREST INCOME	70,272	67,389	208,788	202,789
PROVISION (CREDIT) FOR LOAN LOSSES	(4,000)	(3,000)	(10,000)	(5,000)
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	74,272	70,389	218,788	207,789
NON-INTEREST INCOME:
Fees and service charges, net of amortization	1,714	1,729	5,163	5,524
Net gain on the sale of loans	259	1,834	1,472	4,576
Increase in and death benefits from bank owned life insurance contracts	1,703	1,612	4,866	5,796
Other	1,128	933	3,223	3,032
Total non-interest income	4,804	6,108	14,724	18,928
NON-INTEREST EXPENSE:
Salaries and employee benefits	23,735	23,055	71,965	73,057
Marketing services	5,183	4,499	14,509	13,151
Office property, equipment and software	5,985	5,924	17,969	17,626
Federal insurance premium and assessments	2,531	2,393	7,467	8,216
State franchise tax	1,318	1,240	3,989	4,132
Real estate owned expense, net	376	1,826	2,256	5,700
Other operating expenses	5,541	6,039	17,070	17,068
Total non-interest expense	44,669	44,976	135,225	138,950
INCOME BEFORE INCOME TAXES	34,407	31,521	98,287	87,767
INCOME TAX EXPENSE	11,619	10,901	32,428	30,020
NET INCOME	$22,788	$20,620	$65,859	$57,747
Earnings per share—basic and diluted	$0.08	$0.07	$0.23	$0.20
Weighted average shares outstanding
Basic	277,056,490	280,815,430	277,590,340	282,326,922
Diluted	278,986,397	283,011,869	279,719,537	284,602,870

See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(In thousands)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$22,788	$20,620	$65,859	$57,747
Other comprehensive income (loss), net of tax:
Net change in unrealized gain (loss) on securities available for sale	2,446	1,025	(2,889)	317
Net change in cash flow hedges	(3,199)	(2,672)	9,678	(4,317)
Change in pension obligation	345	251	1,036	752
Total other comprehensive income (loss)	(408)	(1,396)	7,825	(3,248)
Total comprehensive income	$22,380	$19,224	$73,684	$54,499
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)
(In thousands, except share and per share data)

	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at September 30, 2015	$3,323	$1,707,629	$(548,557)	$(61,751)	$641,791	$(13,065)	$1,729,370
Net income	—	—	—	—	57,747	—	57,747
Other comprehensive loss, net of tax	—	—	—	—	—	(3,248)	(3,248)
ESOP shares allocated or committed to be released	—	2,519	—	3,250	—	—	5,769
Compensation costs for stock-based plans	—	4,710	—	—	—	—	4,710
Excess tax effect from stock-based compensation	—	2,695	—	—	—	—	2,695
Purchase of treasury stock (5,333,000 shares)	—	—	(94,649)	—	—	—	(94,649)
Treasury stock allocated to restricted stock plan	—	(3,029)	(3,556)	—	—	—	(6,585)
Dividends paid to common shareholders ($0.30 per common share)	—	—	—	—	(16,811)	—	(16,811)
Balance at June 30, 2016	$3,323	$1,714,524	$(646,762)	$(58,501)	$682,727	$(16,313)	$1,678,998

Balance at September 30, 2016	$3,323	$1,716,818	$(681,569)	$(57,418)	$698,930	$(19,626)	$1,660,458
Net income	—	—	—	—	65,859	—	65,859
Other comprehensive income, net of tax	—	—	—	—	—	7,825	7,825
ESOP shares allocated or committed to be released	—	2,398	—	3,250	—	—	5,648
Compensation costs for stock-based plans	—	3,004	—	—	(29)	—	2,975
Purchase of treasury stock (2,561,710 shares)	—	—	(43,349)	—	—	—	(43,349)
Treasury stock allocated to restricted stock plan	—	(1,067)	(1,478)	—	—	—	(2,545)
Dividends paid to common shareholders ($0.375 per common share)	—	—	—	—	(19,247)	—	(19,247)
Balance at June 30, 2017	$3,323	$1,721,153	$(726,396)	$(54,168)	$745,513	$(11,801)	$1,677,624
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (in thousands)

	For the Nine Months Ended
	June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$65,859	$57,747
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	8,623	10,479
Depreciation and amortization	16,542	14,008
Deferred income tax (benefit) expense	(117)	38
Provision for loan losses	(10,000)	(5,000)
Net gain on the sale of loans	(1,472)	(4,576)
Other net losses	253	1,229
Principal repayments on and proceeds from sales of loans held for sale	23,491	12,164
Loans originated for sale	(19,831)	(12,118)
Increase in bank owned life insurance contracts	(4,731)	(3,243)
Cash collateral received from derivative counterparties	6,043	—
Net increase in interest receivable and other assets	(701)	(12,049)
Net decrease in accrued expenses and other liabilities	(2,605)	(3,878)
Other	—	162
Net cash provided by operating activities	81,354	54,963
CASH FLOWS FROM INVESTING ACTIVITIES:
Loans originated	(2,632,204)	(2,018,772)
Principal repayments on loans	1,878,296	1,619,065
Proceeds from principal repayments and maturities of:
Securities available for sale	116,871	110,859
Proceeds from sale of:
Loans	195,756	140,854
Real estate owned	6,657	16,898
Purchases of:
FHLB stock	(17,257)	(383)
Securities available for sale	(137,272)	(59,523)
Premises and equipment	(1,339)	(7,479)
Other	530	583
Net cash used in investing activities	(589,962)	(197,898)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(155,509)	83,042
Net decrease in borrowers' advances for insurance and taxes	(36,449)	(38,143)
Net decrease in principal and interest owed on loans serviced	(23,932)	(14,908)
Net increase in short-term borrowed funds	210,244	413,161
Proceeds from long-term borrowed funds	700,000	40,290
Repayment of long-term borrowed funds	(86,267)	(179,186)
Purchase of treasury shares	(44,027)	(94,676)
Excess tax benefit related to stock-based compensation	—	2,695
Acquisition of treasury shares through net settlement of stock benefit plans compensation	(2,545)	(6,585)
Dividends paid to common shareholders	(19,247)	(16,811)
Net cash provided by financing activities	542,268	188,879
NET INCREASE IN CASH AND CASH EQUIVALENTS	33,660	45,944
CASH AND CASH EQUIVALENTS—Beginning of period	231,239	155,369
CASH AND CASH EQUIVALENTS—End of period	$264,899	$201,313
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest on deposits	$65,168	$67,173
Cash paid for interest on borrowed funds	24,316	19,392
Cash paid for income taxes	30,955	25,782
SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to real estate owned	5,597	9,722
Transfer of loans from held for investment to held for sale	196,540	138,253
Treasury stock issued for stock benefit plans	1,067	3,029
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands unless otherwise indicated)

1.	BASIS OF PRESENTATION
TFS Financial Corporation, a federally chartered stock holding company, conducts its principal activities through its wholly owned subsidiaries. The principal line of business of the Company is retail consumer banking, including mortgage lending, deposit gathering, and, to a much lesser extent, other financial services. As of June 30, 2017, approximately 81% of the Company’s outstanding shares were owned by a federally chartered mutual holding company, Third Federal Savings and Loan Association of Cleveland, MHC. The thrift subsidiary of TFS Financial Corporation is Third Federal Savings and Loan Association of Cleveland.
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
The unaudited interim consolidated financial statements were prepared without an audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial condition of the Company at June 30, 2017, and its results of operations and cash flows for the periods presented. Such adjustments are the only adjustments reflected in the unaudited interim financial statements. In accordance with SEC Regulation S-X for interim financial information, these statements do not include certain information and footnote disclosures required for complete audited financial statements. The Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016 contains consolidated financial statements and related notes, which should be read in conjunction with the accompanying interim consolidated financial statements. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2017 or for any other period.

2.	EARNINGS PER SHARE
Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. For purposes of computing earnings per share amounts, outstanding shares include shares held by the public, shares held by the ESOP that have been allocated to participants or committed to be released for allocation to participants, the 227,119,132 shares held by Third Federal Savings, MHC, and, for purposes of computing dilutive earnings per share, stock options and restricted stock units with a dilutive impact. Unvested shares awarded pursuant to the Company's restricted stock plans are treated as participating securities in the computation of EPS pursuant to the two-class method as they contain nonforfeitable rights to dividends. The two-class method is an earnings allocation that determines EPS for each class of common stock and participating security. At June 30, 2017 and 2016, respectively, the ESOP held 5,416,746 and 5,850,086 shares that were neither allocated to participants nor committed to be released to participants.

The following is a summary of the Company's earnings per share calculations.

	For the Three Months Ended June 30,
	2017			2016
	Income	Shares	Per share amount	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$22,788			$20,620
Less: income allocated to restricted stock units	216			184
Basic earnings per share:
Income available to common shareholders	$22,572	277,056,490	$0.08	$20,436	280,815,430	$0.07
Diluted earnings per share:
Effect of dilutive potential common shares		1,929,907			2,196,439
Income available to common shareholders	$22,572	278,986,397	$0.08	$20,436	283,011,869	$0.07

	For the Nine Months Ended June 30,
	2017			2016
	Income	Shares	Per share amount	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$65,859			$57,747
Less: income allocated to restricted stock units	641			545
Basic earnings per share:
Income available to common shareholders	$65,218	277,590,340	$0.23	$57,202	282,326,922	$0.20
Diluted earnings per share:
Effect of dilutive potential common shares		2,129,197			2,275,948
Income available to common shareholders	$65,218	279,719,537	$0.23	$57,202	284,602,870	$0.20
The following is a summary of outstanding stock options and restricted stock units that are excluded from the computation of diluted earnings per share because their inclusion would be anti-dilutive.

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2017	2016	2017	2016
Options to purchase shares	1,105,440	393,500	693,900	393,500
Restricted stock units	16,500	—	16,500	—

3.	INVESTMENT SECURITIES
Investments available for sale are summarized as follows:

	June 30, 2017
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
REMICs	$524,736	$113	$(4,343)	$520,506
Fannie Mae certificates	8,649	435	(11)	9,073
Total	$533,385	$548	$(4,354)	$529,579

	September 30, 2016
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
REMICs	$508,044	$1,447	$(1,494)	$507,997
Fannie Mae certificates	9,184	685	—	9,869
Total	$517,228	$2,132	$(1,494)	$517,866
Gross unrealized losses on available for sale securities and the estimated fair value of the related securities, aggregated by the length of time the securities have been in a continuous loss position, at June 30, 2017 and September 30, 2016, were as follows:

	June 30, 2017
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$335,518	$2,636	$133,914	$1,707	$469,432	$4,343
Fannie Mae certificates	4,636	11	—	—	4,636	11
Total	$340,154	$2,647	$133,914	$1,707	$474,068	$4,354

	September 30, 2016
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$210,735	$797	$73,361	$697	$284,096	$1,494
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

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES
Loans held for investment consist of the following:

	June 30, 2017	September 30, 2016
Real estate loans:
Residential Core	$10,623,746	$10,069,652
Residential Home Today	112,048	121,938
Home equity loans and lines of credit	1,520,728	1,531,282
Construction	68,721	61,382
Real estate loans	12,325,243	11,784,254
Other consumer loans	2,957	3,116
Add (deduct):
Deferred loan expenses, net	28,859	19,384
Loans in process ("LIP")	(37,157)	(36,155)
Allowance for loan losses	(54,930)	(61,795)
Loans held for investment, net	$12,264,972	$11,708,804
At June 30, 2017 and September 30, 2016, respectively, $803 and $4,686 of loans were classified as mortgage loans held for sale.
A large concentration of the Company’s lending is in Ohio and Florida. As of June 30, 2017 and September 30, 2016, the percentage of aggregate Residential Core, Home Today and Construction loans held in Ohio were 57% and 60%, respectively, and the percentages held in Florida were 16% as of both dates. As of June 30, 2017 and September 30, 2016, home equity loans and lines of credit were concentrated in Ohio (39% as of both dates), Florida (23% and 24%), and California (14% as of both dates).
Home Today began as an affordable housing program targeted to benefit low- and moderate-income home buyers. Through this program the Association provided the majority of loans to borrowers who would not otherwise qualify for the Association’s loan products, generally because of low credit scores. Although the credit profiles of borrowers in the Home Today program might be described as sub-prime, Home Today loans generally contain the same features as loans offered to our Residential Core borrowers. Borrowers with a Home Today loan completed financial management education and counseling and were referred to the Association by a sponsoring organization with which the Association partnered as part of the program. Because the Association applied less stringent underwriting and credit standards to the majority of Home Today loans, loans originated under the program have greater credit risk than its traditional residential real estate mortgage loans in the Residential Core portfolio. Effective March 27, 2009, the Home Today underwriting guidelines were changed to be substantially the same as the Association’s traditional first mortgage product and the program focused on financial education and down payment assistance. The majority of loans in this program were originated prior to that date and loans are no longer originated under the Home Today program. As of June 30, 2017 and September 30, 2016, the principal balance of Home Today loans originated prior to March 27, 2009 was $108,326 and $118,255, respectively. Since loans are no longer originated under the Home Today program, the Home Today portfolio will continue to decline in balance due to contractual amortization. To supplant the Home Today product and to continue to meet the credit needs of customers and the communities served, during fiscal 2016 the Association began to offer Fannie Mae eligible, Home Ready loans. These loans are originated in accordance with Fannie Mae's underwriting standards. While the Association retains the servicing to these loans, the loans, along with the credit risk associated therewith, are securitized/sold to Fannie Mae. The Association does not offer, and has not offered, loan products frequently considered to be designed to target sub-prime borrowers containing features such as higher fees or higher rates, negative amortization, a loan-to-value ratio greater than 100%, or pay option adjustable-rate mortgages.

An age analysis of the recorded investment in loan receivables that are past due at June 30, 2017 and September 30, 2016 is summarized in the following tables. When a loan is more than one month past due on its scheduled payments, the loan is considered 30 days or more past due. Balances are adjusted for deferred loan fees or expenses and any applicable loans-in-process.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
June 30, 2017
Real estate loans:
Residential Core	$6,640	$3,703	$12,017	$22,360	$10,615,953	$10,638,313
Residential Home Today	3,804	1,421	7,377	12,602	98,140	110,742
Home equity loans and lines of credit	4,177	1,642	5,134	10,953	1,525,843	1,536,796
Construction	—	—	—	—	31,094	31,094
Total real estate loans	14,621	6,766	24,528	45,915	12,271,030	12,316,945
Other consumer loans	—	—	—	—	2,957	2,957
Total	$14,621	$6,766	$24,528	$45,915	$12,273,987	$12,319,902

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
September 30, 2016
Real estate loans:
Residential Core	$6,653	$3,157	$15,593	$25,403	$10,054,211	$10,079,614
Residential Home Today	5,271	2,583	7,356	15,210	105,225	120,435
Home equity loans and lines of credit	4,605	1,811	4,932	11,348	1,531,242	1,542,590
Construction	—	—	—	—	24,844	24,844
Total real estate loans	16,529	7,551	27,881	51,961	11,715,522	11,767,483
Other consumer loans	—	—	—	—	3,116	3,116
Total	$16,529	$7,551	$27,881	$51,961	$11,718,638	$11,770,599
At June 30, 2017 and September 30, 2016, real estate loans include $15,178 and $20,047, respectively, of loans that were in the process of foreclosure.
Loans are placed in non-accrual status when they are contractually 90 days or more past due. Loans restructured in TDRs that were in non-accrual status prior to the restructurings remain in non-accrual status for a minimum of six months after restructuring. Loans where the borrowers' sustained ability to repay is not fully supported at the time of modification are placed in non-accrual status for a minimum of twelve months. Additionally, home equity loans and lines of credit where the customer has a severely delinquent first mortgage loan and loans in Chapter 7 bankruptcy status where all borrowers have filed, and not reaffirmed or been dismissed, are placed in non-accrual status.
The recorded investment of loans in non-accrual status is summarized in the following table. Balances are adjusted for deferred loan fees or expenses.

	June 30, 2017	September 30, 2016
Real estate loans:
Residential Core	$44,941	$51,304
Residential Home Today	18,871	19,451
Home equity loans and lines of credit	17,328	19,206
Total non-accrual loans	$81,140	$89,961

At June 30, 2017 and September 30, 2016, respectively, the recorded investment in non-accrual loans includes $56,612 and $62,081, which are performing according to the terms of their agreement, of which $36,340 and $40,546 are loans in Chapter 7 bankruptcy status primarily where all borrowers have filed, and have not reaffirmed or been dismissed.
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
The recorded investment in loan receivables at June 30, 2017 and September 30, 2016 is summarized in the following table. The table provides details of the recorded balances according to the method of evaluation used for determining the allowance for loan losses, distinguishing between determinations made by evaluating individual loans and determinations made by evaluating groups of loans not individually evaluated. Balances of recorded investments are adjusted for deferred loan fees or expenses and any applicable loans-in-process.

	June 30, 2017			September 30, 2016
	Individually	Collectively	Total	Individually	Collectively	Total
Real estate loans:
Residential Core	$98,368	$10,539,945	$10,638,313	$107,541	$9,972,073	$10,079,614
Residential Home Today	48,099	62,643	110,742	51,415	69,020	120,435
Home equity loans and lines of credit	38,885	1,497,911	1,536,796	35,894	1,506,696	1,542,590
Construction	—	31,094	31,094	—	24,844	24,844
Total real estate loans	185,352	12,131,593	12,316,945	194,850	11,572,633	11,767,483
Other consumer loans	—	2,957	2,957	—	3,116	3,116
Total	$185,352	$12,134,550	$12,319,902	$194,850	$11,575,749	$11,770,599
An analysis of the allowance for loan losses at June 30, 2017 and September 30, 2016 is summarized in the following table. The analysis provides details of the allowance for loan losses according to the method of evaluation, distinguishing between allowances for loan losses determined by evaluating individual loans and allowances for loan losses determined by evaluating groups of loans collectively.

	June 30, 2017			September 30, 2016
	Individually	Collectively	Total	Individually	Collectively	Total
Real estate loans:
Residential Core	$7,719	$5,524	$13,243	$8,927	$6,141	$15,068
Residential Home Today	2,338	2,189	4,527	2,979	4,437	7,416
Home equity loans and lines of credit	1,411	35,743	37,154	722	38,582	39,304
Construction	—	6	6	—	7	7
Total	$11,468	$43,462	$54,930	$12,628	$49,167	$61,795
At June 30, 2017 and September 30, 2016, individually evaluated loans that required an allowance were comprised only of loans evaluated for impairment based on the present value of cash flows, such as performing TDRs, and loans with a further deterioration in the fair value of collateral not yet identified as uncollectible. All other individually evaluated loans received a charge-off, if applicable.

Because many variables are considered in determining the appropriate level of general valuation allowances, directional changes in individual considerations do not always align with the directional change in the balance of a particular component of the general valuation allowance. At June 30, 2017 and September 30, 2016, respectively, allowances on individually reviewed loans evaluated for impairment based on the present value of cash flows, such as performing TDRs, were $11,438 and $12,432; and allowances on loans with further deteriorations in the fair value of collateral not yet identified as uncollectible were $30 and $196.
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
As described earlier in this footnote, Home Today loans have greater credit risk than traditional residential real estate mortgage loans. At June 30, 2017 and September 30, 2016, respectively, approximately 23% and 27% of Home Today loans include private mortgage insurance coverage. The majority of the coverage on these loans was provided by PMI Mortgage Insurance Co., which was seized by the Arizona Department of Insurance in 2011 and currently pays all claim payments at 71.5%. Appropriate adjustments have been made to the Association’s affected valuation allowances and charge-offs, and estimated loss severity factors were adjusted accordingly for loans evaluated collectively. The amount of loans in the Association's total owned residential portfolio covered by mortgage insurance provided by PMIC as of June 30, 2017 and September 30, 2016, respectively, was $68,299 and $91,784, of which $62,956 and $84,007 was current. The amount of loans in the Association's total owned residential portfolio covered by mortgage insurance provided by Mortgage Guaranty Insurance Corporation as of June 30, 2017 and September 30, 2016, respectively, was $31,722 and $40,578 of which $31,500 and $40,190 was current. As of June 30, 2017, MGIC's long-term debt rating, as published by the major credit rating agencies, did not meet the requirements to qualify as "high credit quality"; however, MGIC continues to make claims payments in accordance with its contractual obligations and the Association has not increased its estimated loss severity factors related to MGIC's claim paying ability. No other loans were covered by mortgage insurers that were deferring claim payments or which were assessed as being non-investment grade.
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

The recorded investment and the unpaid principal balance of impaired loans, including those reported as TDRs, as of June 30, 2017 and September 30, 2016 are summarized as follows. Balances of recorded investments are adjusted for deferred loan fees or expenses.

	June 30, 2017			September 30, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related IVA recorded:
Residential Core	$48,347	$66,531	$—	$53,560	$72,693	$—
Residential Home Today	19,511	41,977	—	20,108	44,914	—
Home equity loans and lines of credit	18,958	27,024	—	20,549	30,216	—
Construction	—	—	—	—	—	—
Total	$86,816	$135,532	$—	$94,217	$147,823	$—
With an IVA recorded:
Residential Core	$50,021	$50,615	$7,719	$53,981	$54,717	$8,927
Residential Home Today	28,588	28,930	2,338	31,307	31,725	2,979
Home equity loans and lines of credit	19,927	19,944	1,411	15,345	15,357	722
Construction	—	—	—	—	—	—
Total	$98,536	$99,489	$11,468	$100,633	$101,799	$12,628
Total impaired loans:
Residential Core	$98,368	$117,146	$7,719	$107,541	$127,410	$8,927
Residential Home Today	48,099	70,907	2,338	51,415	76,639	2,979
Home equity loans and lines of credit	38,885	46,968	1,411	35,894	45,573	722
Construction	—	—	—	—	—	—
Total	$185,352	$235,021	$11,468	$194,850	$249,622	$12,628
At June 30, 2017 and September 30, 2016, respectively, the recorded investment in impaired loans includes $165,511 and $170,602 of loans restructured in TDRs of which $12,621 and $12,368 were 90 days or more past due.

The average recorded investment in impaired loans and the amount of interest income recognized during the period that the loans were impaired are summarized below.

	For the Three Months Ended June 30,
	2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related IVA recorded:
Residential Core	$49,609	$383	$56,115	$303
Residential Home Today	19,484	133	20,712	71
Home equity loans and lines of credit	19,162	75	20,584	70
Construction	—	—	—	—
Total	$88,255	$591	$97,411	$444
With an IVA recorded:
Residential Core	$49,932	$473	$55,453	$544
Residential Home Today	28,923	361	32,933	412
Home equity loans and lines of credit	19,645	124	13,490	93
Construction	—	—	—	—
Total	$98,500	$958	$101,876	$1,049
Total impaired loans:
Residential Core	$99,541	$856	$111,568	$847
Residential Home Today	48,407	494	53,645	483
Home equity loans and lines of credit	38,807	199	34,074	163
Construction	—	—	—	—
Total	$186,755	$1,549	$199,287	$1,493

	For the Nine Months Ended June 30,
	2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related IVA recorded:
Residential Core	$50,954	$1,125	$58,808	$949
Residential Home Today	19,810	282	21,626	286
Home equity loans and lines of credit	19,754	224	21,634	207
Construction	—	—	—	—
Total	$90,518	$1,631	$102,068	$1,442
With an IVA recorded:
Residential Core	$52,001	$1,451	$55,980	$1,702
Residential Home Today	29,948	1,099	33,837	1,267
Home equity loans and lines of credit	17,636	722	12,763	253
Construction	—	—	213	—
Total	$99,585	$3,272	$102,793	$3,222
Total impaired loans:
Residential Core	$102,955	$2,576	$114,788	$2,651
Residential Home Today	49,758	1,381	55,463	1,553
Home equity loans and lines of credit	37,390	946	34,397	460
Construction	—	—	213	—
Total	$190,103	$4,903	$204,861	$4,664

Interest on loans in non-accrual status is recognized on a cash basis. The amount of interest income on impaired loans recognized using a cash basis method was $415 and $1,185 for the three and nine months ended June 30, 2017, respectively, and $326 and $1,090 for the three and nine months ended June 30, 2016. Cash payments on loans with a partial charge-off are applied fully to principal, then to recovery of the charged off amount prior to interest income being recognized. Interest income on the remaining impaired loans is recognized on an accrual basis.
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
Loans restructured in TDRs that are not evaluated based on collateral are separately evaluated for impairment on a loan by loan basis at the time of restructuring and at each subsequent reporting date for as long as they are reported as TDRs. The impairment evaluation is based on the present value of expected future cash flows discounted at the effective interest rate of the original loan. Expected future cash flows include a discount factor representing a potential for default. Valuation allowances are recorded for the excess of the recorded investments over the result of the cash flow analysis. Loans discharged in Chapter 7 bankruptcy are reported as TDRs and also evaluated based on the present value of expected future cash flows unless evaluated based on collateral. We evaluate these loans using the expected future cash flows because we expect the borrower, not liquidation of the collateral, to be the source of repayment for the loan. Other consumer loans are not considered for restructuring. A loan restructured in a TDR is classified as an impaired loan for a minimum of one year. After one year, that loan may be reclassified out of the balance of impaired loans if the loan was restructured to yield a market rate for loans of similar credit risk at the time of restructuring and the loan is not impaired based on the terms of the restructuring agreement. No loans whose terms were restructured in TDRs were reclassified from impaired loans during the nine months ended June 30, 2017 and June 30, 2016.
The recorded investment in TDRs by type of concession as of June 30, 2017 and September 30, 2016 is shown in the tables below.

June 30, 2017	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Restructurings	Bankruptcy	Total
Residential Core	$12,783	$539	$8,538	$21,277	$21,354	$24,777	$89,268
Residential Home Today	5,504	—	4,934	10,703	19,672	4,674	45,487
Home equity loans and lines of credit	110	5,071	382	14,145	1,647	9,401	30,756
Total	$18,397	$5,610	$13,854	$46,125	$42,673	$38,852	$165,511

September 30, 2016	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Restructurings	Bankruptcy	Total
Residential Core	$13,456	$748	$8,595	$22,641	$21,517	$28,263	$95,220
Residential Home Today	6,338	—	5,198	11,330	20,497	5,241	48,604
Home equity loans and lines of credit	120	4,135	401	9,354	1,166	11,602	26,778
Total	$19,914	$4,883	$14,194	$43,325	$43,180	$45,106	$170,602
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
For all loans restructured during the three and nine months ended June 30, 2017 and June 30, 2016 (set forth in the tables below), the pre-restructured outstanding recorded investment was not materially different from the post-restructured outstanding recorded investment.

The following tables set forth the recorded investment in TDRs restructured during the periods presented, according to the types of concessions granted.

	For the Three Months Ended June 30, 2017
	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Restructurings	Bankruptcy	Total
Residential Core	$52	$—	$567	$414	$731	$702	$2,466
Residential Home Today	—	—	281	115	870	168	1,434
Home equity loans and lines of credit	—	284	32	1,983	467	65	2,831
Total	$52	$284	$880	$2,512	$2,068	$935	$6,731

	For the Three Months Ended June 30, 2016
	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Restructurings	Bankruptcy	Total
Residential Core	$204	$—	$171	$876	$436	$673	$2,360
Residential Home Today	—	—	160	135	1,100	132	1,527
Home equity loans and lines of credit	—	561	266	1,500	42	519	2,888
Total	$204	$561	$597	$2,511	$1,578	$1,324	$6,775

	For the Nine Months Ended June 30, 2017
	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Restructurings	Bankruptcy	Total
Residential Core	$570	$—	$936	$1,335	$1,602	$2,074	$6,517
Residential Home Today	79	—	440	423	2,242	470	3,654
Home equity loans and lines of credit	—	1,273	32	5,904	737	1,010	8,956
Total	$649	$1,273	$1,408	$7,662	$4,581	$3,554	$19,127

	For the Nine Months Ended June 30, 2016
	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Restructurings	Bankruptcy	Total
Residential Core	$797	$—	$1,253	$3,253	$1,651	$3,753	$10,707
Residential Home Today	170	—	382	575	2,889	428	4,444
Home equity loans and lines of credit	59	965	300	3,750	379	1,215	6,668
Total	$1,026	$965	$1,935	$7,578	$4,919	$5,396	$21,819

Below summarizes the information on TDRs restructured within the previous 12 months of the period presented for which there was a subsequent payment default, at least 30 days past due on one scheduled payment, during the period presented.

	For the Three Months Ended June 30,
	2017		2016
TDRs Within the Previous 12 Months That Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Residential Core	13	$1,390	19	$1,708
Residential Home Today	25	1,205	16	779
Home equity loans and lines of credit	14	847	15	698
Total	52	$3,442	50	$3,185

	For the Nine Months Ended June 30,
	2017		2016
TDRs Within the Previous 12 Months That Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Residential Core	18	$1,886	27	$2,218
Residential Home Today	26	1,217	22	979
Home equity loans and lines of credit	18	847	29	893
Total	62	$3,950	78	$4,090

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

	Pass	Special Mention	Substandard	Loss	Total
June 30, 2017
Real Estate Loans:
Residential Core	$10,586,336	$—	$51,977	$—	$10,638,313
Residential Home Today	90,618	—	20,124	—	110,742
Home equity loans and lines of credit	1,512,358	3,679	20,759	—	1,536,796
Construction	31,094	—	—	—	31,094
Total	$12,220,406	$3,679	$92,860	$—	$12,316,945

	Pass	Special Mention	Substandard	Loss	Total
September 30, 2016
Real Estate Loans:
Residential Core	$10,022,555	$—	$57,059	$—	$10,079,614
Residential Home Today	99,442	—	20,993	—	120,435
Home equity loans and lines of credit	1,516,551	4,122	21,917	—	1,542,590
Construction	24,844	—	—	—	24,844
Total	$11,663,392	$4,122	$99,969	$—	$11,767,483
At June 30, 2017 and September 30, 2016, respectively, the recorded investment of impaired loans includes $96,459 and $101,227 of TDRs that are individually evaluated for impairment, but have adequately performed under the terms of the restructuring and are classified as Pass loans. At June 30, 2017 and September 30, 2016, respectively, there were $3,967 and $6,346 of loans classified substandard and $3,679 and $4,122 of loans designated special mention that are not included in the recorded investment of impaired loans; rather, they are included in loans collectively evaluated for impairment.
Other consumer loans are internally assigned a grade of nonperforming when they become 90 days or more past due. At June 30, 2017 and September 30, 2016, no consumer loans were graded as nonperforming.
Activity in the allowance for loan losses is summarized as follows:

	For the Three Months Ended June 30, 2017
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$12,936	$(1,020)	$(750)	$2,077	$13,243
Residential Home Today	4,700	(39)	(492)	358	4,527
Home equity loans and lines of credit	39,202	(2,944)	(1,535)	2,431	37,154
Construction	3	3	—	—	6
Total	$56,841	$(4,000)	$(2,777)	$4,866	$54,930

	For the Three Months Ended June 30, 2016
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$18,610	$(1,024)	$(955)	$638	$17,269
Residential Home Today	9,761	(817)	(509)	386	8,821
Home equity loans and lines of credit	39,925	(1,157)	(2,235)	2,134	38,667
Construction	11	(2)	—	—	9
Total	$68,307	$(3,000)	$(3,699)	$3,158	$64,766

	For the Nine Months Ended June 30, 2017
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$15,068	$(4,082)	$(2,649)	$4,906	$13,243
Residential Home Today	7,416	(2,165)	(1,690)	966	4,527
Home equity loans and lines of credit	39,304	(3,752)	(4,692)	6,294	37,154
Construction	7	(1)	—	—	6
Total	$61,795	$(10,000)	$(9,031)	$12,166	$54,930

	For the Nine Months Ended June 30, 2016
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$22,596	$(4,810)	$(3,503)	$2,986	$17,269
Residential Home Today	9,997	(355)	(1,947)	1,126	8,821
Home equity loans and lines of credit	38,926	191	(6,086)	5,636	38,667
Construction	35	(26)	—	—	9
Total	$71,554	$(5,000)	$(11,536)	$9,748	$64,766

5.	DEPOSITS
Deposit account balances are summarized as follows:

	June 30, 2017	September 30, 2016
Checking accounts	$1,009,189	$995,372
Savings accounts	1,504,857	1,514,428
Certificates of deposit	5,659,848	5,819,642
	8,173,894	8,329,442
Accrued interest	1,965	1,926
Total deposits	$8,175,859	$8,331,368
Brokered certificates of deposit (exclusive of acquisition costs and subsequent amortization), which are used as a cost effective funding alternative, totaled $539,705 at June 30, 2017 and $539,775 at September 30, 2016. The FDIC places restrictions on banks with regard to issuing brokered deposits based on the bank's capital classification. As a well-capitalized institution at June 30, 2017 and September 30, 2016, the Association may accept brokered deposits without FDIC restrictions.

6.    OTHER COMPREHENSIVE INCOME (LOSS)

The change in accumulated other comprehensive income (loss) by component is as follows:

	For the Three Months Ended				For the Three Months Ended
	June 30, 2017				June 30, 2016
	Unrealized Gains (Losses) on Securities Available for Sale	Cash flow hedges	Defined Benefit Plan	Total	Unrealized Gains (Losses) on Securities Available for Sale	Cash flow hedges	Defined Benefit Plan	Total
Balance at beginning of period	$(4,919)	$11,506	$(17,980)	$(11,393)	$1,218	$(1,645)	$(14,490)	$(14,917)
Other comprehensive income (loss) before reclassifications, net of tax benefit of $810 and $1,086	2,446	(3,950)	—	(1,504)	1,025	(3,042)	—	(2,017)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax benefit of $590 and $334	—	751	345	1,096	—	370	251	621
Other comprehensive income (loss)	2,446	(3,199)	345	(408)	1,025	(2,672)	251	(1,396)
Balance at end of period	$(2,473)	$8,307	$(17,635)	$(11,801)	$2,243	$(4,317)	$(14,239)	$(16,313)

	For the Nine Months Ended				For the Nine Months Ended
	June 30, 2017				June 30, 2016
	Unrealized Gains (Losses) on Securities Available for Sale	Cash flow hedges	Defined Benefit Plan	Total	Unrealized Gains (Losses) on Securities Available for Sale	Cash flow hedges	Defined Benefit Plan	Total
Balance at beginning of period	$416	$(1,371)	$(18,671)	$(19,626)	$1,926	$—	$(14,991)	$(13,065)
Other comprehensive income (loss) before reclassifications, net of tax (expense) benefit of $(2,761) and $2,459	(2,889)	8,016	—	5,127	317	(4,883)	—	(4,566)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax benefit of $1,453 and $710	—	1,662	1,036	2,698	—	566	752	1,318
Other comprehensive income (loss)	(2,889)	9,678	1,036	7,825	317	(4,317)	752	(3,248)
Balance at end of period	$(2,473)	$8,307	$(17,635)	$(11,801)	$2,243	$(4,317)	$(14,239)	$(16,313)

The following table presents the reclassification adjustment out of accumulated other comprehensive income included in net income and the corresponding line item on the consolidated statements of income for the periods indicated:

	Amounts Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income Components	For the Three Months Ended June 30,		For the Nine Months Ended June 30,		Line Item in the Statement of Income
	2017	2016	2017	2016
Cash flow hedges:
Interest expense, effective portion	$1,155	$569	$2,557	$871	Interest expense
Income tax benefit	(404)	(199)	(895)	(305)	Income tax expense
Net of income tax benefit	751	370	1,662	566

Amortization of pension plan:
Actuarial loss	531	386	1,594	1,157	(a)
Income tax benefit	(186)	(135)	(558)	(405)	Income tax expense
Net of income tax benefit	345	251	1,036	752
Total reclassifications for the period	$1,096	$621	$2,698	$1,318

(a) This item is included in the computation of net periodic pension cost. See Note 8. Defined Benefit Plan for additional disclosure.

7.	INCOME TAXES
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
The Company’s effective income tax rate was 33.0% and 34.2% for the nine months ended June 30, 2017 and June 30, 2016, respectively. The decrease in the effective rate for the nine months ended June 30, 2017 compared to the same period during fiscal 2016 was primarily due to the recognition of excess tax benefits on share-based payment awards as income tax benefits in the Consolidated Statements of Income with the adoption of ASU 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting, on October 1, 2016.
The Company makes certain investments in limited partnerships which invest in affordable housing projects that qualify for the Low Income Housing Tax Credit. The Company acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnership. The Company accounts for its interests in LIHTCs using the proportional amortization method. The impact of the Company's investments in tax credit entities on the provision for income taxes was not material during the three and nine months ended June 30, 2017 and June 30, 2016.

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

The components of net periodic cost recognized in the Consolidated Statements of Income are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Interest cost	$767	$822	$2,301	$2,466
Expected return on plan assets	(1,033)	(1,028)	(3,100)	(3,083)
Amortization of net loss	531	386	1,594	1,157
Net periodic cost	$265	$180	$795	$540
There were no required minimum employer contributions during the nine months ended June 30, 2017. The Company made a voluntary contribution of $4,000 during the three months ended June 30, 2017. No minimum employer contributions are expected during the remainder of the fiscal year.

9.	EQUITY INCENTIVE PLAN
In December 2016 and January 2017, 293,200 and 7,200 options to purchase our common stock and 69,300 and 3,600 restricted stock units were granted, respectively, to certain directors, officers or employees of the Company. The awards were made pursuant to the shareholder-approved 2008 Equity Incentive Plan.
During the nine months ended June 30, 2017 and 2016, the Company recorded $2,960 and $4,710, respectively, of stock-based compensation expense, comprised of stock option expense of $1,156 and $2,000, respectively, and restricted stock units expense of $1,804 and $2,710, respectively.
At June 30, 2017, 4,522,802 shares were subject to options, with a weighted average exercise price of $13.26 per share and a weighted average grant date fair value of $2.97 per share. Expected future expense related to the 1,403,721 non-vested options outstanding as of June 30, 2017 is $1,942 over a weighted average period of 2.2 years. At June 30, 2017, 649,225 restricted stock units, with a weighted average grant date fair value of $14.08 per unit, are unvested. Expected future compensation expense relating to the 1,170,218 restricted stock units outstanding as of June 30, 2017 is $1,974 over a weighted average period of 1.7 years. Each unit is equivalent to one share of common stock.

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
At June 30, 2017, the Company had commitments to originate loans as follows:

Fixed-rate mortgage loans	$191,148
Adjustable-rate mortgage loans	212,411
Equity loans and lines of credit	108,620
Total	$512,179

At June 30, 2017, the Company had unfunded commitments outstanding as follows:

Equity lines of credit	$1,395,054
Construction loans	37,157
Private equity investments	11,541
Total	$1,443,752
At June 30, 2017, the unfunded commitment on home equity lines of credit, including commitments for accounts suspended as a result of material default or a decline in equity, is $1,485,895.
The above commitments are expected to be funded through normal operations.
The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s consolidated financial condition, results of operation, or statements of cash flows.

11.	FAIR VALUE
Under U.S. GAAP, fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date under current market conditions. A fair value framework is established whereby assets and liabilities measured at fair value are grouped into three levels of a fair value hierarchy, based on the transparency of inputs and the reliability of assumptions used to estimate fair value. The Company’s policy is to recognize transfers between levels of the hierarchy as of the end of the reporting period in which the transfer occurs. The three levels of inputs are defined as follows:

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
As permitted under the fair value guidance in U.S. GAAP, the Company elects to measure at fair value mortgage loans classified as held for sale that are subject to pending agency contracts to securitize and sell loans. This election is expected to reduce volatility in earnings related to market fluctuations between the contract trade and settlement dates. At June 30, 2017 and September 30, 2016 there were no loans held for sale subject to pending agency contracts for which the fair value option was elected.
Presented below is a discussion of the methods and significant assumptions used by the Company to estimate fair value.
Investment Securities Available for Sale—Investment securities available for sale are recorded at fair value on a recurring basis. At June 30, 2017 and September 30, 2016, respectively, this includes $529,579 and $517,866 of investments in highly liquid collateralized mortgage obligations issued by Fannie Mae, Freddie Mac and Ginnie Mae. Both are measured using the market approach. The fair values of collateralized mortgage obligations represent unadjusted price estimates obtained from third party independent nationally recognized pricing services using pricing models or quoted prices of securities with similar characteristics and are included in Level 2 of the hierarchy. Third party pricing is reviewed on a monthly basis for reasonableness based on the market knowledge and experience of company personnel that interact daily with the markets for these types of securities.
Mortgage Loans Held for Sale—The fair value of mortgage loans held for sale is estimated on an aggregate basis using a market approach based on quoted secondary market pricing for loan portfolios with similar characteristics. Loans held for sale are carried at the lower of cost or fair value except, as described above, the Company elects the fair value measurement option for mortgage loans held for sale subject to pending agency contracts to securitize and sell loans. Loans held for sale are included in Level 2 of the hierarchy. At June 30, 2017 and September 30, 2016 there were $803 and $4,686, respectively, of loans held for sale carried at cost.
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
Loans held for investment that have been restructured in TDRs and are performing according to the restructured terms of the loan agreement are individually evaluated for impairment using the present value of future cash flows based on the loan’s effective interest rate, which is not a fair value measurement. At June 30, 2017 and September 30, 2016, respectively, this included $98,484 and $102,079 in recorded investment of TDRs with related allowances for loss of $11,438 and $12,432.
Real Estate Owned—Real estate owned includes real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of the cost basis or fair value less estimated costs to dispose. Fair value is estimated under the market approach using independent third party appraisals. As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions. At June 30, 2017 and September 30, 2016, these adjustments were not significant to reported fair values. At June 30, 2017 and September 30, 2016, respectively, $3,263 and $4,192 of real estate owned is included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis where the cost basis equals or exceeds the estimate of fair values less costs to dispose of these properties. Real estate owned, as reported in the Consolidated Statements of Condition, includes estimated costs to dispose of $413 and $521 related to properties measured at fair value and $2,674 and $3,132 of properties carried at their original or adjusted cost basis at June 30, 2017 and September 30, 2016, respectively.
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

Assets and liabilities carried at fair value on a recurring basis in the Consolidated Statements of Condition at June 30, 2017 and September 30, 2016 are summarized below.

		Recurring Fair Value Measurements at Reporting Date Using
	June 30, 2017	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available for sale:
REMICs	$520,506	$—	$520,506	$—
Fannie Mae certificates	9,073	—	9,073	—
Derivatives:
Interest rate lock commitments	67	—	—	67
Interest rate swaps	14,803	—	14,803	—
Total	$544,449	$—	$544,382	$67

Liabilities
Derivatives:
Interest rate swaps	$2,022	$—	$2,022	$—
Total	$2,022	$—	$2,022	$—

		Recurring Fair Value Measurements at Reporting Date Using
	September 30, 2016	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available for sale:
REMICs	$507,997	$—	$507,997	$—
Fannie Mae certificates	9,869	—	9,869	—
Derivatives:
Interest rate lock commitments	99	—	—	99
Interest rate swaps	772	—	$772	—
Total	$518,737	$—	$518,638	$99

Liabilities
Derivatives:
Interest rate swaps	$2,880	$—	$2,880	$—
Total	$2,880	$—	$2,880	$—

The table below presents a reconciliation of the beginning and ending balances and the location within the Consolidated Statements of Income where gains (losses) due to changes in fair value are recognized on interest rate lock commitments which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Beginning balance	$42	$104	$99	$79
Gain (loss) during the period due to changes in fair value:
Included in other non-interest income	25	35	(32)	60
Ending balance	$67	$139	$67	$139
Change in unrealized gains for the period included in earnings for assets held at end of the reporting date	$67	$139	$67	$139
Summarized in the tables below are those assets measured at fair value on a nonrecurring basis.

		Nonrecurring Fair Value Measurements at Reporting Date Using
	June 30, 2017	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Impaired loans, net of allowance	$86,838	$—	$—	$86,838
Real estate owned(1)	3,263	—	—	3,263
Total	$90,101	$—	$—	$90,101

(1)	Amounts represent fair value measurements of properties before deducting estimated costs to dispose.

		Nonrecurring Fair Value Measurements at Reporting Date Using
	September 30, 2016	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Impaired loans, net of allowance	$92,576	$—	$—	$92,576
Real estate owned(1)	4,192	—	—	4,192
Total	$96,768	$—	$—	$96,768

(1)	Amounts represent fair value measurements of properties before deducting estimated costs to dispose.
The following provides quantitative information about significant unobservable inputs categorized within Level 3 of the Fair Value Hierarchy.

	Fair Value						Weighted
	6/30/2017	Valuation Technique(s)	Unobservable Input	Range			Average
Impaired loans, net of allowance	$86,838	Market comparables of collateral discounted to estimated net proceeds	Discount appraised value to estimated net proceeds based on historical experience:
			• Residential Properties	0	-	26%	7.8%

Interest rate lock commitments	$67	Quoted Secondary Market pricing	Closure rate	0	-	100%	92.7%

	Fair Value						Weighted
	9/30/2016	Valuation Technique(s)	Unobservable Input	Range			Average
Impaired loans, net of allowance	$92,576	Market comparables of collateral discounted to estimated net proceeds	Discount appraised value to estimated net proceeds based on historical experience:
			• Residential Properties	0	-	26%	8.2%

Interest rate lock commitments	$99	Quoted Secondary Market pricing	Closure rate	0	-	100%	93.0%
The following tables present the estimated fair value of the Company’s financial instruments.

	June 30, 2017
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and due from banks	$30,045	$30,045	$30,045	$—	$—
Interest earning cash equivalents	234,854	234,854	234,854	—	—
Investment securities available for sale	529,579	529,579	—	529,579	—
Mortgage loans held for sale	803	823	—	823	—
Loans, net:
Mortgage loans held for investment	12,262,015	12,618,805	—	—	12,618,805
Other loans	2,957	3,049	—	—	3,049
Federal Home Loan Bank stock	87,110	87,110	N/A	—	—
Accrued interest receivable	34,607	34,607	—	34,607	—
Cash collateral held by counterparty	4,437	4,437	4,437	—	—
Derivatives	14,870	14,870	—	14,803	67
Liabilities:
Checking and passbook accounts	$2,514,046	$2,514,046	$—	$2,514,046	$—
Certificates of deposit	5,661,813	5,520,976	—	5,520,976	—
Borrowed funds	3,542,772	3,552,127	—	3,552,127	—
Borrowers’ advances for insurance and taxes	55,864	55,864	—	55,864	—
Principal, interest and escrow owed on loans serviced	25,469	25,469	—	25,469	—
Derivatives	2,022	2,022	—	2,022	—

	September 30, 2016
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and due from banks	$27,914	$27,914	$27,914	$—	$—
Interest earning cash equivalents	203,325	203,325	203,325	—	—
Investment securities available for sale	517,866	517,866	—	517,866	—
Mortgage loans held for sale	4,686	4,839	—	4,839	—
Loans, net:
Mortgage loans held for investment	11,705,688	12,177,536	—	—	12,177,536
Other loans	3,116	3,277	—	—	3,277
Federal Home Loan Bank stock	69,853	69,853	N/A	—	—
Accrued interest receivable	32,818	32,818	—	32,818	—
Cash collateral held by counterparty	10,480	10,480	10,480	—	—
Derivatives	871	871	—	772	99
Liabilities:
Checking and passbook accounts	$2,509,800	$2,509,800	$—	$2,509,800	$—
Certificates of deposit	5,821,568	5,832,958	—	5,832,958	—
Borrowed funds	2,718,795	2,740,565	—	2,740,565	—
Borrowers’ advances for taxes and insurance	92,313	92,313	—	92,313	—
Principal, interest and escrow owed on loans serviced	49,401	49,401	—	49,401	—
Derivatives	2,880	2,880	—	2,880	—
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
The following table presents additional information about the interest rate swaps used in the Company's asset/liability management strategy.

	Cash Flow Hedges
	June 30, 2017	September 30, 2016

Notional value	$1,300,000	$600,000
Fair value	12,781	(2,108)
Weighted-average rate receive	1.21%	0.79%
Weighted-average rate pay	1.59%	1.21%
Average maturity (in years)	4.3	4.5
Amounts reported in AOCI related to derivatives are reclassified to interest expense during the same period in which the hedged transaction affects earnings. During the next twelve months, the Company estimates that $2,159 of the amounts reported in AOCI will be reclassified to interest expense.
The Company enters into forward commitments for the sale of mortgage loans principally to protect against the risk of adverse interest rate movements on net income. The Company recognizes the fair value of such contracts when the characteristics of those contracts meet the definition of a derivative. These derivatives are not designated in a hedging relationship; therefore, gains and losses are recognized immediately in the statement of income. There were no forward commitments for the sale of mortgage loans at June 30, 2017 or September 30, 2016.
In addition, the Company is party to derivative instruments when it enters into commitments to originate a portion of its loans, which when funded, are classified as held for sale. Such commitments are not designated in a hedging relationship; therefore, gains and losses are recognized immediately in the statement of income.

The following tables provide the locations within the Consolidated Statements of Condition and fair values for all derivative instruments.

	Asset Derivatives
	June 30, 2017		September 30, 2016
	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments
Cash flow hedges:
Interest rate swaps	Other Assets	$14,803	Other Assets	$772

Derivatives not designated as hedging instruments
Interest rate lock commitments	Other Assets	$67	Other Assets	$99

	Liability Derivatives
	June 30, 2017		September 30, 2016
	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments
Cash flow hedges:
Interest rate swaps	Other Liabilities	$2,022	Other Liabilities	$2,880
The following tables present the net gains and losses recorded within the Consolidated Statements of Income and the Consolidated Statements of Comprehensive Income relating to derivative instruments.

		Three Months Ended		Nine Months Ended
	Location of Gain or (Loss)	June 30,		June 30,
	Recognized in Income	2017	2016	2017	2016
Cash flow hedges
Amount of gain/(loss) recognized, effective portion	Other comprehensive income	$(6,077)	$(4,679)	$12,332	$(7,512)
Amount of loss reclassified from AOCI	Interest expense	(1,155)	(569)	(2,557)	(871)
Amount of ineffectiveness recognized	Other non-interest income	—	—	—	—

Derivatives not designated as hedging instruments
Interest rate lock commitments	Other non-interest income	$25	$35	$(32)	$60

Derivatives contain an element of credit risk which arises from the possibility that the Company will incur a loss because a counterparty fails to meet its contractual obligations. The Company's exposure is limited to the replacement value of the contracts rather than the notional or principal amounts. Credit risk is minimized through counterparty collateral, transaction limits and monitoring procedures. Swap transactions that are handled by a registered clearing broker are cleared though the broker to a registered clearing organization. The clearing organization establishes daily cash and upfront cash or securities margin requirements to cover potential exposure in the event of default. This process shifts the risk away from the counterparty, since the clearing organization acts as the middleman on each cleared transaction. The fair values of derivative instruments are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements. Cash collateral payables or receivables associated with the derivative instruments are not added to or netted against the fair value amounts. The Company’s interest rate swaps are cleared through a registered clearing broker. At June 30, 2017 and September 30, 2016, respectively, the Company posted cash collateral of $4,437 and $10,480 related to the initial and daily margin requirements of interest rate swaps.

13.	RECENT ACCOUNTING PRONOUNCEMENTS

Pending as of June 30, 2017
In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718), Scope of Modification Accounting. This Update clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value (or calculated intrinsic value, if those amounts are being used to measure the award under ASC 718), the vesting conditions, or the classification of the award (as equity or liability) change as a result of the change in terms or conditions. The guidance is effective prospectively for annual periods beginning on or after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted. The Company intends to adopt the guidance on the effective date and does not believe adoption will have a material impact on its consolidated financial condition or results of operations.
In March 2017, the FASB issued ASU 2017-07 Compensation - Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This Update was issued to improve the presentation of net periodic pension or benefit costs for employers that offer their employees defined benefit pension plans, postretirement benefit plans, or other types of benefits accounted for under Topic 715. The amendments prescribe where the amount of net benefit cost should be presented in an employer’s income statement and require entities to disclose by line item the amount of net benefit cost that is included in the income statement or capitalized in assets. The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted. Retrospective application is required for the change in income statement presentation, while the change in capitalized benefit cost is to be applied prospectively. The Company plans to early adopt this guidance for the annual and interim reporting periods beginning October 1, 2017. The only impact is a change to how certain items will be presented in the Company’s Consolidated Statements of Condition and Statements of Income and the accompanying Notes.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This Update simplifies how an entity is required to test goodwill impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. An entity will still perform its annual or interim goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount. Under this guidance, an entity would recognize an impairment charge for the amount by which the carry amount exceeds the fair value, not to exceed the total amount of goodwill allocated to that reporting unit. The entity still has the option to perform the qualitative assessment to determine if the quantitative impairment test is necessary. An entity should apply the amendments in this Update on a prospective basis, with disclosure of the nature and reason for a change in accounting principle upon transition. The amendments in this Update are effective for annual and interim goodwill impairment testing in fiscal years beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company plans to adopt and consider this guidance for the current fiscal year-end goodwill impairment test and expects no material impact to the Company’s consolidated financial condition or results of operations.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in this Update address eight specific cash flow issues with the objective of reducing the existing diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and Other Topics. Current guidance is either unclear or does not include specific guidance on these issues. Additionally, in November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash, which requires restricted cash or restricted cash equivalents be included in beginning-of-period and end-of-period cash totals and changes in this classification be explained separately. The amendments in both these Updates are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and should be applied using a retrospective transition method. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The Company is reviewing the requirements with an implementation team and currently does not expect to early adopt. Adoption of this accounting guidance may affect the presentation in the Company's Consolidated Statements of Cash Flows.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments in this Update replace the existing incurred loss impairment methodology with a methodology that reflects the expected credit losses for the remaining life of the asset. This will require consideration of a broader range of information, including reasonably supportable forecasts, in the measurement of expected credit losses. The amendments expand disclosures of credit quality indicators, requiring disaggregation by year of origination (vintage). Additionally, credit losses on available for sale debt securities will be recognized as an allowance rather than a write-down, with reversals permitted as credit loss estimates decline. An entity will apply the amendments in this Update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). For public business entities that are SEC filers, the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted though not considered at this time. Management has formed a working group comprised of teams from across the association including accounting, risk management, and finance. This group has begun assessing the required changes to our credit loss estimation methodologies and systems, as well as additional data and resources that may be required to comply with this standard. The Company is currently evaluating the impact that this accounting guidance may have on its consolidated financial condition and results of operations. The actual effect on our allowance for loan losses at the adoption date will be dependent upon the nature of the characteristics of the portfolio at that date, as well as the macroeconomic conditions and forecasts at that date.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This guidance changes the accounting treatment of leases by requiring lessees to recognize operating leases on the balance sheet as lease assets (a right-to-use asset) and lease liabilities (a liability to make lease payments), measured on a discounted basis and will require both quantitative and qualitative disclosure regarding key information about the leasing arrangements. An accounting policy election to not recognize operating leases with terms of 12 months or less as assets and liabilities is permitted. This guidance will be effective for the fiscal year beginning after December 15, 2018, with early adoption permitted. A modified retrospective approach is required that includes a number of optional practical expedients to address leases that commenced before the effective date. An implementation team has been created to identify all leases involved, which, if any, practical expedients to utilize, and all data gathering required to comply. All leases have been identified. The Company expects to recognize a right-to-use asset and a lease liability for its operating lease commitments on the Consolidated Statements of Condition and is assessing the impact this new standard will have on its consolidated financial condition and results of operations
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU changes the accounting for certain equity investments, financial liabilities under the fair value option and presentation and disclosure requirements for financial instruments. Equity investments not accounted for under the equity method of accounting will be measured at fair value with changes recognized in net income. If there are no readily determinable fair values, the guidance allows entities to measure investments at cost less impairment, whereby impairment is based on a qualitative assessment. The guidance eliminates the requirement to disclose the methods and significant assumptions used to estimate fair value of financial instruments measured at amortized cost. If an entity has elected the fair value option to measure liabilities, the new accounting guidance requires the portion of the change in fair value of a liability resulting from credit risk to be presented in OCI. This accounting and disclosure guidance will be effective for the fiscal year beginning after December 15, 2017, including interim periods within those fiscal years on a prospective basis, with a cumulative-effect adjustment to the balance sheet at the beginning of the fiscal year adopted. Early adoption is not permitted. The Company is currently evaluating the impact that this accounting guidance may have on its consolidated financial condition and results of operations.
In May 2015, the FASB issued ASU 2015-07, Fair Value Measurement (Topic 820), Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share. This guidance eliminates the requirement to categorize investments measured at net value per share (or its equivalent) using the practical expedient in the fair value hierarchy table and eliminates certain disclosures required for these investments. Entities will continue to provide information helpful to understanding the nature and risks of these investments and whether the investments, if sold, are probable of being sold at amounts different from net asset value. The amendments in this Update are effective for public companies retrospectively for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. This guidance will only affect the Company's year-end disclosures related to pension fair value. Early adoption is permitted. The adoption of this disclosure guidance is not expected to materially affect the Company's consolidated financial condition and results of operations.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), that revises the criteria for determining when to recognize revenue from contracts with customers and expands disclosure requirements. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. In August 2015, the FASB issued ASU 2015-14 which defers the effective date of ASU 2014-09 to annual reporting periods and interim period within those annual periods beginning after December 15, 2017. Early adoption is permitted but only for interim and annual reporting periods beginning after December 15, 2016. During 2016 and 2017, the FASB also issued five separate ASUs which amend the original guidance regarding principal versus agent considerations, identify performance obligations and licensing, address the presentation of sales tax, noncash consideration, contract modifications at transition, and assessing collectability, gains and losses from derecognition of nonfinancial assets and other minor technical corrections and improvements. The requirements within 2014-09 and its subsequent amendments should be applied retrospectively or modified retrospectively with a cumulative-effect adjustment. The Company's preliminary analysis suggests that the adoption of this accounting guidance is not expected to have a material effect on its consolidated financial condition and results of operations. We will continue to evaluate any impact as additional guidance is issued and as our internal assessment continues.
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
Since being organized in 1938, we grew to become, at the time of our initial public offering of stock in April 2007, the nation’s largest mutually-owned savings and loan association based on total assets. We credit our success to our continued emphasis on our primary values: “Love, Trust, Respect, and a Commitment to Excellence, along with Having Fun.” Our values are reflected in the design and pricing of our loan and deposit products, as described below. Our values are further reflected in a long-term revitalization program encompassing the three-mile corridor of the Broadway-Slavic Village neighborhood in Cleveland, Ohio where our main office was established and continues to be located and the educational programs we have established and/or supported. We intend to continue to adhere to our primary values and to support our customers and the communities in which we operate.
Management believes that the following matters are those most critical to our success: (1) controlling our interest rate risk exposure; (2) monitoring and limiting our credit risk; (3) maintaining access to adequate liquidity and diverse funding sources; and (4) monitoring and controlling our operating expenses.
Controlling Our Interest Rate Risk Exposure. Although the significant housing and credit quality issues that arose in connection with the 2008 financial crisis had a distinctly negative effect on our operating results and, as described below, that experience made a lasting impression on our risk awareness, historically our greatest risk has been our exposure to changes in interest rates. When we hold longer-term, fixed-rate assets, funded by liabilities with shorter re-pricing characteristics, we are exposed to potentially adverse impacts from changing interest rates, and most notably rising interest rates. Generally, and particularly over extended periods of time that encompass full economic cycles, interest rates associated with longer-term assets, like fixed-rate mortgages, have been higher than interest rates associated with shorter-term funding sources, like deposits. This difference has been an important component of our net interest income and is fundamental to our operations. We manage the risk of holding longer-term, fixed-rate mortgage assets primarily by maintaining the levels of regulatory capital required to be well capitalized, by promoting adjustable-rate loans and shorter-term, fixed-rate loans, and by opportunistically extending the duration of our funding sources.
Levels of Regulatory Capital
At June 30, 2017, the Company’s Tier 1 (leverage) capital totaled $1.67 billion, or 12.47% of net average assets and 23.11% of risk-weighted assets, while the Association’s Tier 1 (leverage) capital totaled $1.48 billion, or 11.08% of net average assets and 20.58% of risk-weighted assets. Each of these measures was more than twice the requirements currently in effect for the Association for designation as “well capitalized” under regulatory prompt corrective action provisions, which set minimum levels of 5.00% of net average assets and 8.00% of risk-weighted assets. Refer to the Liquidity and Capital Resources section of this Item 2 for additional discussion regarding regulatory capital requirements.
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

The following tables set forth our first mortgage loan production and balances segregated by loan structure at origination.

	For the Nine Months Ended June 30, 2017		For the Nine Months Ended June 30, 2016
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
First Mortgage Loan Originations:
ARM (all Smart Rate) production	$1,071,375	50.8%	$758,135	44.4%
Fixed-rate production:
Terms less than or equal to 10 years	361,733	17.2	434,648	25.5
Terms greater than 10 years	675,160	32.0	514,415	30.1
Total fixed-rate production	1,036,893	49.2	949,063	55.6
Total First Mortgage Loan Originations:	$2,108,268	100.0%	$1,707,198	100.0%

	June 30, 2017		June 30, 2016
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Balance of Residential Mortgage Loans Held For Investment:
ARMs	$4,753,481	44.3%	$4,095,747	41.3%
Fixed-rate:
Terms less than or equal to 10 years	2,113,651	19.7	2,018,601	20.4
Terms greater than 10 years	3,868,662	36.0	3,801,920	38.3
Total fixed-rate	5,982,313	55.7	5,820,521	58.7
Total Residential Mortgage Loans Held For Investment:	$10,735,794	100.0%	$9,916,268	100.0%
The following table sets forth the balances as of June 30, 2017 for all ARM loans segregated by the next scheduled interest rate reset date.

Current Balance of ARM Loans Scheduled for Interest Rate Reset
During the Fiscal Years Ending September 30,	(In thousands)
2017	$141
2018	579,369
2019	538,493
2020	829,842
2021	1,240,473
2022	1,565,163
Total	$4,753,481
At June 30, 2017 and September 30, 2016, mortgage loans held for sale, all of which were long-term, fixed-rate first mortgage loans and all of which were held for sale to Fannie Mae, totaled $0.8 million and $4.7 million, respectively.

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
During the nine months ended June 30, 2017, the composition of our duration-extending funding sources changed as follows: the balance of retail CDs decreased $160.4 million while the balance of brokered CDs (which is inclusive of acquisition costs and subsequent amortization) increased $0.6 million. Additionally during the nine months ended June 30, 2017, we increased the balance of our short-term advances from the FHLB of Cincinnati by $209.0 million; and we added $700.0 million of new, shorter-term advances from the FHLB of Cincinnati that were matched/correlated to interest rate exchange contracts that extended the effective durations of those shorter-term advances to approximately five years at inception. These funding source modifications facilitated asset growth of $619.5 million and funded stock repurchases of $43.3 million and stock dividends of $19.2 million.
Other Interest Rate Risk Management Tools
Prior to fiscal 2010, in addition to maintaining the levels of regulatory capital required to be well capitalized, we also managed interest rate risk by actively selling long-term, fixed-rate mortgage loans in the secondary market, a strategy pursuant to which we were able to modulate the amount of long-term, fixed-rate loans held in our portfolio. At June 30, 2017, we serviced $1.90 billion of loans for others. Also prior to fiscal 2010, we actively marketed home equity lines of credit, which carried an adjustable rate of interest indexed to the prime rate and provided interest rate sensitivity to that portion of our assets. In light of the economic and regulatory environments that existed between 2010 and 2012, neither of these strategies were utilized during that period in managing our interest rate risk exposure.
Beginning in March 2012, the Association offered redesigned home equity lines of credit subject to certain property and credit performance conditions. Through these redesigned products, we have begun the process of re-establishing home equity line of credit lending as a meaningful strategy used to manage our interest rate risk profile. At June 30, 2017, the principal balance of home equity lines of credit totaled $1.25 billion. Our home equity lending is discussed in the Allowance for Loan Losses section of the Critical Accounting Policies that follows this Overview.
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
Notwithstanding our efforts to manage interest rate risk, should a rapid and substantial increase occur in general market interest rates, it is expected that, prospectively and particularly over a multi-year time horizon, the level of our net interest income would be adversely impacted.
Monitoring and Limiting Our Credit Risk. While, historically, we had been successful in limiting our credit risk exposure by generally imposing high credit standards with respect to lending, the confluence of unfavorable regional and macro-economic events that culminated in the 2008 housing market collapse and financial crisis, coupled with our pre-2010 expanded participation in the second lien mortgage lending markets, significantly refocused our attention with respect to credit risk. In response to the evolving economic landscape, we continuously revise and update our quarterly analysis and evaluation procedures, as needed, for each category of our lending with the objective of identifying and recognizing all appropriate credit impairments. At June 30, 2017, 91% of our assets consisted of residential real estate loans (both “held for sale” and “held for investment”) and home equity loans and lines of credit, which were originated predominantly to borrowers in Ohio and Florida. Our analytic procedures and evaluations include specific reviews of all home equity loans and lines of credit that become 90 or more days past due, as well as specific reviews of all first mortgage loans that become 180 or more days past due. We transfer performing home equity lines of credit subordinate to first mortgages delinquent greater than 90 days to non-accrual status. We also charge-off performing loans to collateral value and classify those loans as non-accrual within 60 days of notification of all borrowers filing Chapter 7 bankruptcy, that have not reaffirmed or been dismissed, regardless of how long the loans have been performing. Loans where at least one borrower has been discharged of their obligation in Chapter 7 bankruptcy, are classified as TDRs. At June 30, 2017, $35.1 million of loans in Chapter 7 bankruptcy status were included in total TDRs. At June 30, 2017, the recorded investment in non-accrual status loans included $36.3 million of performing loans in Chapter 7 bankruptcy status, of which $35.2 million were also reported as TDRs.
In response to the unfavorable regional and macro-economic environment that arose beginning in 2008, and in an effort to limit our credit risk exposure and improve the credit performance of new customers, we tightened our credit eligibility criteria in evaluating a borrower’s ability to successfully fulfill his or her repayment obligation and we revised the design of many of our loan products to require higher borrower down-payments, limited the products available for condominiums, eliminated certain product features (such as interest-only adjustable-rate loans and loans above certain LTV ratios), and we previously suspended home equity lending products with the exception of bridge loans between June 2010 and March 2012. The delinquency level related to loan originations prior to 2009, compared to originations in 2009 and after, reflect the higher credit standards to which we have subjected all new originations. As of June 30, 2017, loans originated prior to 2009 had a balance of $1.60 billion, of which $38.5 million, or 2.4%, were delinquent, while loans originated in 2009 and after had a balance of $10.72 billion, of which $7.4 million, or 0.1%, were delinquent.
One aspect of our credit risk concern relates to high concentrations of our loans that are secured by residential real estate in specific states, particularly Ohio and Florida, in light of the difficulties that arose in connection with the 2008 housing crisis with respect to the real estate markets in those two states. At June 30, 2017, approximately 56.6% and 16.1% of the combined total of our residential Core and construction loans held for investment were secured by properties in Ohio and Florida, respectively. Our 30 or more days delinquency ratios on those loans in Ohio and Florida at June 30, 2017 were 0.3% and 0.2%, respectively. Our 30 or more days delinquency ratio for the Core portfolio was 0.2% at June 30, 2017. As of June 30, 2017, approximately 39.1% and 22.6% of our home equity loans and lines of credit were secured by properties in Ohio and Florida, respectively. Our 30 days or more delinquency ratios on those loans in Ohio and Florida at June 30, 2017 were 0.7% and 1.3%, respectively. Our 30 or more days delinquency ratio for the home equity loans and lines of credit portfolio at June 30, 2017 was 0.7%. The "Loan Portfolio Composition" portion of this Overview section and the “Allowance for Loan Losses” portion of the Critical Accounting Policies section that immediately follows this Overview, provide extensive details regarding our loan portfolio composition, delinquency statistics, our methodology in evaluating our loan loss provisions and the adequacy of our allowance for loan losses. In an effort to moderate the concentration of our credit risk exposure in individual states, particularly Ohio and Florida, we have utilized direct mail marketing, our internet site and our customer service call center to extend our lending activities to other attractive geographic locations. Currently, in addition to Ohio and Florida, we are actively lending in 19 other states and the District of Columbia, and as a result of that activity, the concentration ratios of the combined total of our residential Core and construction loans held for investment for Ohio and Florida, as disclosed earlier in this paragraph, have trended downward from their September 30, 2010 levels when the concentrations were 79.1% in Ohio and 19.0% in Florida. Of the total mortgage and equity loan originations for the nine months ended June 30, 2017, 37.3% are secured by properties in states other than Ohio or Florida.
Our residential Home Today loans are another area of credit risk concern. Although the principal balance in these loans had declined to $112.0 million at June 30, 2017, and constituted only 0.9% of our total “held for investment” loan portfolio balance, these loans comprised 30.1% and 27.4% of our 90 days or greater delinquencies and our total delinquencies, respectively, at that date. At June 30, 2017, approximately 95.3% and 4.4% of our residential Home Today loans were secured by properties in Ohio and Florida, respectively. At June 30, 2017, the percentages of those loans delinquent 30 days or more in Ohio and Florida were 11.7% and 5.0%, respectively. The disparity between the portfolio composition ratio and delinquency composition ratio reflects the nature of the Home Today loans. We do not offer, and have not offered, loan products frequently considered to be designed to target sub-prime borrowers containing features such as higher fees or higher rates, negative amortization, or low initial payment features with adjustable interest rates. Our Home Today loans, the majority of which were entered into with borrowers that had credit profiles that would not have otherwise qualified for our loan products due to deficient credit scores, generally contained the same features as loans offered to our Core borrowers. The overriding objective of our Home Today lending, just as it is with our Core lending, was the creation of successful homeowners. We attempted to manage our Home Today credit risk by requiring that borrowers attend pre- and post-borrowing financial management education and counseling and that the borrowers be referred to us by a sponsoring organization with which we have partnered. Further, to manage the credit aspect of these loans, inasmuch as the majority of these buyers did not have sufficient funds for required down payments, many loans included private mortgage insurance. At June 30, 2017, 22.6% of Home Today loans included private mortgage insurance coverage. From a peak recorded investment of $306.6 million at December 31, 2007, the total recorded investment of the Home Today portfolio has declined to $110.7 million at June 30, 2017. This trend generally reflects the evolving conditions in the mortgage real estate market and the tightening of standards imposed by issuers of private mortgage insurance. As part of our effort to manage credit risk, effective March 27, 2009, the Home Today underwriting guidelines were revised to be substantially the same as our traditional mortgage product. At June 30, 2017, the recorded investment in Home Today loans originated subsequent to March 27, 2009 was $3.4 million. Since we are no longer originating loans under our Home Today program, the Home Today portfolio will continue to decline in balance due to contractual amortization. To supplant the Home Today product and to continue to meet the credit needs of our customers and the communities that we serve, during fiscal 2016 we began to offer Fannie Mae eligible, Home Ready loans. These loans are originated in accordance with Fannie Mae's underwriting standards. While we retain the servicing rights related to these loans, the loans, along with the credit risk associated therewith, are securitized/sold to Fannie Mae.
Maintaining Access to Adequate Liquidity and Diverse Funding Sources. For most insured depositories, customer and community confidence are critical to their ability to maintain access to adequate liquidity and to conduct business in an orderly manner. We believe that a well capitalized institution is one of the most important factors in nurturing customer and community confidence. Accordingly, we have managed the pace of our growth in a manner that reflects our emphasis on high capital levels. At June 30, 2017, the Association’s ratio of Tier 1 (leverage) capital to net average assets (a basic industry measure that deems 5.00% or above to represent a “well capitalized” status) was 11.08%. The Association's Tier 1 (leverage) capital ratio is lower at June 30, 2017 than its ratio at September 30, 2016, which was 11.73%, due primarily to an $81 million cash dividend payment that the Association made to the Company, its sole shareholder, in December 2016 that reduced the Association's Tier 1 (leverage) capital ratio by an estimated 63 basis points. Because of its intercompany nature, this dividend payment did not impact the Company's consolidated capital ratios which are reported in the Liquidity and Capital Resources section of this Item 2. We expect to continue to remain a well capitalized institution.
In managing its level of liquidity, the Company monitors available funding sources, which include attracting new deposits (including brokered CDs), borrowings from others, the conversion of assets to cash and the generation of funds through profitable operations. The Company has traditionally relied on retail deposits as its primary means in meeting its funding needs. At June 30, 2017, deposits totaled $8.18 billion (including $539.7 million of brokered CDs), while borrowings totaled $3.54 billion and borrowers’ advances and servicing escrows totaled $81.3 million, combined. In evaluating funding sources, we consider many factors, including cost, collateral, duration and optionality, current availability, expected sustainability, impact on operations and capital levels.
To attract deposits, we offer our customers attractive rates of interest on our deposit products. Our deposit products typically offer rates that are highly competitive with the rates on similar products offered by other financial institutions. We intend to continue this practice, subject to market conditions.
We preserve the availability of alternative funding sources through various mechanisms. First, by maintaining high capital levels, we retain the flexibility to increase our balance sheet size without jeopardizing our capital adequacy. Effectively, this permits us to increase the rates that we offer on our deposit products thereby attracting more potential customers. Second, we pledge available real estate mortgage loans and investment securities with the FHLB of Cincinnati and the FRB-Cleveland. At June 30, 2017, these collateral pledge support arrangements provided the Association with the ability to immediately borrow an additional $25.0 million from the FHLB of Cincinnati and $75.8 million from the FRB-Cleveland Discount Window. From the perspective of collateral value securing FHLB of Cincinnati advances, our capacity limit for additional borrowings beyond the balance outstanding at June 30, 2017 was $5.30 billion, subject to satisfaction of the FHLB of Cincinnati common stock ownership requirement. To satisfy the common stock ownership requirement for the maximum limit of borrowing we would need to increase our ownership of FHLB of Cincinnati common stock by an additional $106.1 million. Effective July 1, 2017, the FHLB of Cincinnati adjusted its collateral pledge parameters which will reduce our capacity for additional borrowings by approximately $0.4 billion. Third, we invest in high quality marketable securities that exhibit limited market price variability, and to the extent that they are not needed as collateral for borrowings, can be sold in the institutional market and converted to cash. At June 30, 2017, our investment securities portfolio totaled $529.6 million. Finally, cash flows from operating activities have been a regular source of funds. During the nine months ended June 30, 2017 and 2016, cash flows from operations totaled $81.4 million and $55.0 million, respectively.
Historically, a portion of the residential first mortgage loans that we originated were considered to be highly liquid as they were eligible for delivery/sale to Fannie Mae. However, due to delivery requirement changes imposed by Fannie Mae as a result of the 2008 financial crisis, effective July 1, 2010, that was no longer an available source of liquidity for the Company. We have since implemented certain loan origination changes for a portion of our loan production, which resulted in our November 15, 2013 reinstatement as an approved seller to Fannie Mae, which elevates the level of liquidity available for those loans. In addition, we have completed non-agency eligible, whole loan sales, all on a servicing retained basis, of both fixed-rate and Smart Rate loans, demonstrating that with adequate lead time, the majority of our residential first mortgage loan portfolio could be available for liquidity management purposes. At June 30, 2017, $0.8 million of agency eligible, long-term, fixed-rate first mortgage loans were classified as “held for sale.” During the nine months ended June 30, 2017, $23.5 million of agency-compliant HARP II and Home Ready loans and $159.6 million of long-term, fixed-rate, agency-compliant, non-HARP II, non-Home Ready first mortgage loans were sold to Fannie Mae. In addition to the loan sales to Fannie Mae, during the nine months ended June 30, 2017, $38.4 million of long-term, fixed-rate loans were sold to the FHLB of Cincinnati, under their Mortgage Purchase Program.
Overall, while customer and community confidence can never be assured, the Company believes that its liquidity is adequate and that it has access to adequate alternative funding sources.
Monitoring and Controlling Our Operating Expenses. We continue to focus on managing operating expenses. Our ratio of annualized non-interest expense to average assets was 1.37% for the nine months ended June 30, 2017 and 1.49% for the nine months ended June 30, 2016. As of June 30, 2017, our average assets per full-time employee and our average deposits per full-time employee were $13.1 million and $7.9 million, respectively. We believe that each of these measures compares favorably with industry averages. Our relatively high average balance of deposits (exclusive of brokered CDs) held at our branch offices ($201.0 million per branch office as of June 30, 2017) contributes to our expense management efforts by limiting the overhead costs of serving our customers. We will continue our efforts to control operating expenses as we grow our business.

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
Allowance for Loan Losses. We provide for loan losses based on the allowance method. Accordingly, all loan losses are charged to, and all recoveries are credited to, the related allowance. Additions to the allowance for loan losses are provided by charges to income based on various factors which, in our judgment, deserve current recognition in estimating probable losses. We regularly review the loan portfolio and make provisions (or recapture credits) for loan losses in order to maintain the allowance for loan losses in accordance with U.S. GAAP. Our allowance for loan losses consists of two components:

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
When loan restructurings qualify as TDRs and the loans are performing according to the terms of the restructuring, we record an IVA based on the present value of expected future cash flows, which includes a factor for subsequent potential defaults, discounted at the effective interest rate of the original loan contract. Potential defaults are distinguished from multiple restructurings as borrowers who default are generally not eligible for subsequent restructurings. At June 30, 2017, the balance of such individual valuation allowances was $11.4 million. In instances when loans require multiple restructurings, additional valuation allowances may be required. The new valuation allowance on a loan that has multiple restructurings is calculated based on the present value of the expected cash flows, discounted at the effective interest rate of the original loan contract, considering the new terms of the restructured agreement. Due to the immaterial amount of this exposure to date, we continue to capture this exposure as a component of our qualitative GVA evaluation. The significance of this exposure will be monitored and, if warranted, we will enhance our loan loss methodology to include a new default factor (developed to reflect the estimated impact to the balance of the allowance for loan losses that will occur as a result of subsequent future restructurings) that will be assessed against all loans reviewed collectively. If new default factors are implemented, the qualitative GVA methodology will be adjusted to preclude duplicative loss consideration.
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
Home equity loans and lines of credit generally have higher credit risk than traditional residential mortgage loans. These loans and credit lines are usually in a second lien position and when combined with the first mortgage, result in generally higher overall loan-to-value ratios. In a stressed housing market with high delinquencies and decreasing housing prices, as arose beginning in 2008, these higher loan-to-value ratios represent a greater risk of loss to the Company. A borrower with more equity in the property has a vested interest in keeping the loan current when compared to a borrower with little or no equity in the property. In light of the past weakness in the housing market and uncertainty with respect to future employment levels and economic prospects, we conduct an expanded loan level evaluation of our home equity loans and lines of credit, including bridge loans, which are delinquent 90 days or more. This expanded evaluation is in addition to our traditional evaluation procedures. Our home equity loans and lines of credit portfolio continues to comprise a significant portion of our net charge-offs, although the level of home equity loans and lines of credit charge-offs has receded over the last year from levels previously experienced. At June 30, 2017, we had a recorded investment of $1.54 billion in home equity loans and equity lines of credit outstanding, $5.1 million, or 0.3%, of which were 90 days or more past due.
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

	June 30, 2017			March 31, 2017
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential Core	$13,243	24.2%	86.2%	$12,936	22.8%	86.3%
Residential Home Today	4,527	8.2	0.9	4,700	8.2	0.9
Home equity loans and lines of credit	37,154	67.6	12.3	39,202	69.0	12.3
Construction	6	—	0.6	3	—	0.5
Total allowance	$54,930	100.0%	100.0%	$56,841	100.0%	100.0%

	September 30, 2016			June 30, 2016
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential Core	$15,068	24.4%	85.5%	$17,269	26.7%	85.0%
Residential Home Today	7,416	12.0	1.0	8,821	13.6	1.1
Home equity loans and lines of credit	39,304	63.6	13.0	38,667	59.7	13.4
Construction	7	—	0.5	9	—	0.5
Total allowance	$61,795	100.0%	100.0%	$64,766	100.0%	100.0%

The following table sets forth activity in our allowance for loan losses segregated by geographic location for the periods indicated. The majority of our construction loan portfolio is secured by properties located in Ohio and the balances of other consumer loans are considered immaterial, therefore neither is segregated by geography.

	As of and For the Three Months Ended June 30,		As of and For the Nine Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Allowance balance (beginning of the period)	$56,841	$68,307	$61,795	$71,554
Charge-offs:
Real estate loans:
Residential Core
Ohio	552	753	1,434	2,658
Florida	198	194	1,196	773
Other	—	8	19	72
Total Residential Core	750	955	2,649	3,503
Residential Home Today
Ohio	492	462	1,586	1,834
Florida	—	47	83	113
Other	—	—	21	—
Total Residential Home Today	492	509	1,690	1,947
Home equity loans and lines of credit
Ohio	796	1,022	2,182	2,585
Florida	653	622	1,849	2,058
California	15	—	98	57
Other	71	591	563	1,386
Total Home equity loans and lines of credit	1,535	2,235	4,692	6,086
Total charge-offs	2,777	3,699	9,031	11,536
Recoveries:
Real estate loans:
Residential Core	2,077	638	4,906	2,986
Residential Home Today	358	387	966	1,126
Home equity loans and lines of credit	2,431	2,133	6,294	5,636
Total recoveries	4,866	3,158	12,166	9,748
Net recoveries (charge-offs)	2,089	(541)	3,135	(1,788)
Provision (Credit) for loan losses	(4,000)	(3,000)	(10,000)	(5,000)
Allowance balance (end of the period)	$54,930	$64,766	$54,930	$64,766
Ratios:
Net recoveries (charge-offs) to average loans outstanding (annualized)	0.07%	0.02%	0.03%	(0.03)%
Allowance for loan losses to non-accrual loans at end of the period	67.70%	69.97%	67.70%	69.97%
Allowance for loan losses to the total recorded investment in loans at end of the period	0.45%	0.56%	0.45%	0.56%
There were net recoveries of $3.1 million during the nine months ended June 30, 2017 as compared to $1.8 million of net charge-offs for the nine months ended June 30, 2016, as credit quality continued to improve during the current fiscal year.
We continue to evaluate loans becoming delinquent for potential losses and record provisions for our estimate of those losses. We expect a moderate level of charge-offs to continue as delinquent loans are resolved in the future and uncollected balances are charged against the allowance.

During the three months ended June 30, 2017, the total allowance for loan losses decreased $1.9 million, to $54.9 million from $56.8 million at March 31, 2017, as we recorded a $4 million credit for loan losses, while loan recoveries exceeded charge-offs by $2.1 million. The allowance for loan losses related to loans evaluated collectively decreased by $1.8 million during the three months ended June 30, 2017, and the allowance for loan losses related to loans evaluated individually decreased by approximately $0.1 million. Refer to the "analysis of the allowance for loan losses" and "activity in the allowance for loan losses" tables in Note 4 of the Notes to the Unaudited Interim Consolidated Financial Statements for more information. Other than the less significant construction and other consumer loans segments, changes during the three months ended June 30, 2017 in the balances of the GVAs, excluding changes in IVAs, related to the significant loan segments are described as follows:

•
Residential Core – The recorded investment of this segment of the loan portfolio increased 0.7%, or $78.2 million, during the quarter, while the total allowance for loan losses for this segment increased 2.4% or $0.3 million. The portion of this loan segment’s allowance for loan losses that was determined by evaluating groups of loans collectively (i.e. those loans that were not individually evaluated), increased 6.9%, or $0.3 million, to $5.5 million at June 30, 2017 from $5.2 million at March 31, 2017. The ratio of this portion of the allowance for loan losses to the total balance of loans in this loan segment that were evaluated collectively remained at 0.05% at June 30, 2017 compared to March 31, 2017. Total delinquencies increased 9.5% to $22.4 million at June 30, 2017 from $20.4 million at March 31, 2017. While loans 90 or more days delinquent decreased 0.6% to $12.0 million at June 30, 2017 from $12.1 million at March 31, 2017, loans 30 to 89 days delinquent increased by 24.2%. There were net recoveries of $1.3 million for the quarter ended June 30, 2017 compared to net charge-offs of $0.3 million during the quarter ended June 30, 2016. The credit profile of this portfolio segment remained strong during the quarter due to the addition of high credit quality, residential first mortgage loans. While loan prformance has been strong in this portfolio, we believe an increase in the allowance was warranted, based on a slight increase in delinquencies and as a result of overall loan growth.

•
Residential Home Today – The recorded investment of this segment of the loan portfolio decreased 2.3%, or $2.6 million, as we are no longer originating loans under the Home Today program. The total allowance for loan losses for this segment decreased from $4.7 million at the prior quarter to $4.5 million at June 30, 2017. The portion of this loan segment’s allowance for loan losses that was determined by evaluating groups of loans collectively (i.e. those loans that were not individually evaluated), decreased by 3.2% to $2.2 million at June 30, 2017 from $2.3 million at March 31, 2017. The ratio of this portion of the allowance to the total balance of loans in this loan segment that were evaluated collectively remained at 3.5% at June 30, 2017 from March 31, 2017. Total delinquencies remained at $12.6 million at June 30, 2017 from March 31, 2017. While delinquencies greater than 90 days decreased to $7.4 million from $7.9 million at March 31, 2017, loans 30 to 89 days delinquent increased by 10.8%, or $0.5 million. Net charge-offs were similar at $0.1 million during the quarter ending June 30, 2017 when compared to the quarter ending June 30, 2016. The allowance for this portfolio fluctuates based on not only the generally declining portfolio balance, but also on the credit profile trends in this portfolio. This portfolio's allowance decreased this quarter based on the decrease in the Home Today balance yet risk remains based on the generally less stringent credit requirements that were in place at the time that these borrowers qualified for their loans and the continued depressed home values that remain in this portfolio.

•
Home Equity Loans and Lines of Credit – The recorded investment of this segment of the loan portfolio increased 1.2%, or $18.1 million, to $1.54 billion at June 30, 2017 from $1.52 billion at March 31, 2017. The total allowance for loan losses for this segment decreased $2.0 million to $37.2 million from $39.2 million at March 31, 2017. During the quarter ended June 30, 2017, the portion of this loan segment's allowance for loan losses that was determined by evaluating groups of loans collectively (i.e. those loans that were not individually evaluated) decreased by $2.1 million, or 5.6%, to $35.7 million from $37.9 million at March 31, 2017. The ratio of this portion of the allowance to the total balance of loans in this loan segment that were evaluated collectively decreased to 2.4% for June 30, 2017 as compared to 2.6% for March 31, 2017. Total delinquencies for this portfolio segment increased 8.3% to $11.0 million at June 30, 2017 as compared to $10.1 million at March 31, 2017. Delinquencies greater than 90 days decreased 3.3% to $5.1 million at June 30, 2017 from $5.3 million at March 31, 2017, while 30 to 89 day delinquent loans increased 21.1% to $5.8 million at June 30, 2017 from $4.8 million at the prior quarter end. Net recoveries for this loan segment during the current quarter were $0.9 million, as compared to $0.1 million of net charge-offs for the quarter ended June 30, 2016. The principal balance of home equity lines of credit coming to the end of its draw period between fiscal 2017 and 2019 decreased $108.8 million to $649.2 million at June 30, 2017 from $758.0 million at March 31, 2017. Since these are mostly the customers whose lines of credit were originated without amortizing payments during the draw period, they are most at risk for exposure to increased payment shock at the end of the draw period. This decrease in balanes helps support the overall reduction of the allowance this quarter. While there were some improvements in the credit metrics of this portfolio during the quarter, the allowance reflects our consideration of the potentially adverse impact that required payment increases that occur as home equity lines of credit near the end of their draw periods may have on our borrowers ability to meet their debt service obligations, and as a result, the allowance for this loan segment remains elevated.
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

	June 30, 2017		March 31, 2017		September 30, 2016		June 30, 2016
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential Core
Ohio	$5,982,260		$5,969,438		$5,937,114		$5,867,803
Florida	1,721,863		1,729,858		1,678,798		1,630,607
Other	2,919,623		2,847,248		2,453,740		2,292,311
Total Residential Core	10,623,746	86.2%	10,546,544	86.3%	10,069,652	85.5%	9,790,721	85.0%
Residential Home Today
Ohio	106,827		109,441		116,253		119,807
Florida	4,982		5,038		5,414		5,467
Other	239		242		271		273
Total Residential Home Today	112,048	0.9	114,721	0.9	121,938	1.0	125,547	1.1
Home equity loans and lines of credit
Ohio	594,125		590,139		597,735		603,483
Florida	343,951		351,157		370,111		380,935
California	205,584		204,346		210,004		212,368
Other	377,068		358,817		353,432		351,395
Total Home equity loans and lines of credit	1,520,728	12.3	1,504,459	12.3	1,531,282	13.0	1,548,181	13.4
Total Construction	68,721	0.6	63,880	0.5	61,382	0.5	56,776	0.5
Other consumer loans	2,957	—	3,012	—	3,116	—	2,957	—
Total loans receivable	12,328,200	100.0%	12,232,616	100.0%	11,787,370	100.0%	11,524,182	100.0%
Deferred loan expenses, net	28,859		26,089		19,384		16,726
Loans in process	(37,157)		(35,086)		(36,155)		(35,633)
Allowance for loan losses	(54,930)		(56,841)		(61,795)		(64,766)
Total loans receivable, net	$12,264,972		$12,166,778		$11,708,804		$11,440,509

On June 30, 2017, the unpaid principal balance of our home equity loans and lines of credit portfolio consisted of $272.6 million in home equity loans (which included $201.6 million of home equity lines of credit, which are in the amortization period and no longer eligible to be drawn upon, and $8.0 million in bridge loans) and $1.25 billion in home equity lines of credit. The following table sets forth credit exposure, principal balance, percent delinquent 90 days or more, the mean CLTV percent at the time of origination and the current mean CLTV percent of our home equity loans, home equity lines of credit and bridge loan portfolio as of June 30, 2017. Home equity lines of credit in the draw period are reported according to geographic distribution.

	Credit Exposure	Principal Balance	Percent Delinquent 90 Days or More	Mean CLTV Percent at Origination (2)	Current Mean CLTV Percent (3)
	(Dollars in thousands)
Home equity lines of credit in draw period (by state)
Ohio	$1,174,503	$467,164	0.07%	60%	54%
Florida	436,931	246,822	0.24%	59%	53%
California	335,661	187,993	—%	64%	55%
Other (1)	696,080	346,142	0.07%	64%	61%
Total home equity lines of credit in draw period	2,643,175	1,248,121	0.09%	61%	55%
Home equity lines in repayment, home equity loans and bridge loans	272,607	272,607	1.64%	67%	53%
Total	$2,915,782	$1,520,728	0.34%	62%	55%
_________________

(1)	No other individual state has a committed or drawn balance greater than 10% of our total equity lending portfolio nor 5% of total loans.

(2)	Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.

(3)
Current Mean CLTV is based on best available first mortgage and property values as of June 30, 2017. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.

At June 30, 2017, 45.2% of our home equity lending portfolio was either in a first lien position (26.9%), in a subordinate (second) lien position behind a first lien that we held (12.7%) or behind a first lien that was held by a loan that we serviced for others (5.6%). In addition, at June 30, 2017, 15.7% of our home equity line of credit portfolio in the draw period was making only the required minimum payment on their outstanding line balance.

The following table sets forth credit exposure, principal balance, percent delinquent 90 days or more, the mean CLTV percent at the time of origination and the current mean CLTV percent of our home equity loans, home equity lines of credit and bridge loan portfolio as of June 30, 2017. Home equity lines of credit in the draw period are stratified by the calendar year originated:

	Credit Exposure	Principal Balance	Percent Delinquent 90 Days or More	Mean CLTV Percent at Origination (1)	Current Mean CLTV Percent (2)
	(Dollars in thousands)
Home equity lines of credit in draw period
2007 and Prior	$366,797	$199,077	0.27%	64%	56%
2008	506,764	285,554	0.17%	63%	57%
2009	201,324	84,559	0.17%	55%	51%
2010	16,602	6,404	—%	57%	47%
2011	—	—	—%	—%	—%
2012	9,105	2,736	—%	51%	43%
2013	56,382	22,788	—%	59%	46%
2014	209,914	86,666	—%	60%	49%
2015	294,583	134,990	—%	60%	53%
2016	520,039	234,509	—%	62%	59%
2017	461,665	190,838	—%	60%	59%
Total home equity lines of credit in draw period	2,643,175	1,248,121	0.09%	61%	55%
Home equity lines in repayment, home equity loans and bridge loans	272,607	272,607	1.64%	67%	53%
Total	$2,915,782	$1,520,728	0.34%	62%	55%
________________

(1)	Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.

(2)
Current Mean CLTV is based on best available first mortgage and property values as of June 30, 2017. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.

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
The following table sets forth, as of June 30, 2017, the principal balance of home equity lines of credit in the draw period segregated by the current combined LTV range and by fiscal year that the draw period expires.

	Current CLTV Category
Home equity lines of credit in draw period (by end of draw fiscal year):	< 80%	80 - 89.9%	90 - 100%	>100%	Unknown (2)	Total
	(Dollars in thousands)
2017 (1)	$36,142	$7,599	$5,959	$2,544	$576	$52,820
2018 (1)	277,357	38,406	15,176	12,015	5,509	348,463
2019 (1)	230,531	9,950	1,798	1,304	4,329	247,912
2020 (1)	148,800	595	11	62	1,778	151,246
2021 (1)	50,629	183	6	—	293	51,111
2022	50	37	—	—	—	87
Post 2022	382,980	11,104	4	38	2,356	396,482
Total	$1,126,489	$67,874	$22,954	$15,963	$14,841	$1,248,121
_________________

(1)
Home equity lines of credit whose draw period ends in fiscal years 2017, 2018, 2019, 2020 and 2021 include $5.3 million, $11.8 million, $68.0 million, $133.5 million and $51.1 million respectively, of lines where the customer has an amortizing payment during the draw period.

(2)	Market data necessary for stratification is not readily available.
The following table sets forth the breakdown of current mean CLTV percentages for our home equity lines of credit in the draw period as of June 30, 2017.

	Credit Exposure	Principal Balance	Percent of Total Principal Balance	Percent Delinquent 90 Days or More	Mean CLTV Percent at Origination (2)	Current Mean CLTV Percent (3)
	(Dollars in thousands)
Home equity lines of credit in draw period (by current mean CLTV)
< 80%	$2,460,187	$1,126,333	90.3%	0.08%	60%	53%
80 - 89.9%	107,102	67,874	5.4%	0.35%	80%	83%
90 - 100%	27,274	22,954	1.8%	—%	82%	94%
> 100%	17,928	15,963	1.3%	—%	79%	122%
Unknown (1)	30,684	14,997	1.2%	—%	57%	(1)
	$2,643,175	$1,248,121	100.0%	0.09%	61%	55%
_________________

(1)	Market data necessary for stratification is not readily available.

(2)	Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.

(3)
Current Mean CLTV is based on best available first mortgage and property values as of June 30, 2017. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.

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
	(Dollars in thousands)
June 30, 2017
Real estate loans:
Residential Core
Ohio	99	$8,682	113	$8,838	212	$17,520
Florida	9	1,348	26	2,552	35	3,900
Other	2	313	4	627	6	940
Total Residential Core	110	10,343	143	12,017	253	22,360
Residential Home Today
Ohio	126	5,154	198	7,203	324	12,357
Florida	1	71	5	174	6	245
Other	—	—	—	—	—	—
Total Residential Home Today	127	5,225	203	7,377	330	12,602
Home equity loans and lines of credit
Ohio	98	2,025	153	2,322	251	4,347
Florida	43	2,141	100	2,318	143	4,459
California	11	653	5	60	16	713
Other	17	1,000	42	434	59	1,434
Total Home equity loans and lines of credit	169	5,819	300	5,134	469	10,953
Total	406	$21,387	646	$24,528	1,052	$45,915

	Loans Delinquent for				Total
	30-89 Days		90 Days or More
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
March 31, 2017
Real estate loans:
Residential Core
Ohio	77	$7,313	125	$9,328	202	$16,641
Florida	8	1,015	28	2,258	36	3,273
Other	1	—	3	505	4	505
Total Residential Core	86	8,328	156	12,091	242	20,419
Residential Home Today
Ohio	104	4,586	207	7,629	311	12,215
Florida	2	129	7	287	9	416
Kentucky	—	—	—	—	—	—
Total Residential Home Today	106	4,715	214	7,916	320	12,631
Home equity loans and lines of credit
Ohio	87	1,983	161	2,283	248	4,266
Florida	35	1,421	116	2,528	151	3,949
California	6	309	5	98	11	407
Other	23	1,092	40	400	63	1,492
Total Home equity loans and lines of credit	151	4,805	322	5,309	473	10,114
Total	343	$17,848	692	$25,316	1,035	$43,164

	Loans Delinquent for				Total
	30-89 Days		90 Days or More
	Number	Amount	Number	Amount	Number	Amount
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
Loans delinquent 90 days or more were 0.2% of total net loans at June 30, 2017, March 31, 2017 and September 30, 2016, and decreased from 0.3% at June 30, 2016. Loans delinquent 30 to 89 days were 0.2% of total net loans at June 30, 2017, March 31, 2017, September 30, 2016 and June 30, 2016.

Non-Performing Assets and Troubled Debt Restructurings
The following table sets forth the recorded investments and categories of our non-performing assets and TDRs at the dates indicated.

	June 30, 2017	March 31, 2017	September 30, 2016	June 30, 2016
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
Residential Core	$44,941	$46,893	$51,304	$52,792
Residential Home Today	18,871	19,856	19,451	20,359
Home equity loans and lines of credit	17,328	16,877	19,206	19,415
Total non-accrual loans (1)(2)	81,140	83,626	89,961	92,566
Real estate owned	5,524	5,617	6,803	9,182
Total non-performing assets	$86,664	$89,243	$96,764	$101,748
Ratios:
Total non-accrual loans to total loans	0.66%	0.68%	0.76%	0.80%
Total non-accrual loans to total assets	0.60%	0.62%	0.70%	0.73%
Total non-performing assets to total assets	0.64%	0.67%	0.75%	0.81%
TDRs: (not included in non-accrual loans above)
Real estate loans:
Residential Core	$54,234	$54,509	$57,942	$58,931
Residential Home Today	29,476	29,933	32,401	33,276
Home equity loans and lines of credit	20,266	20,391	16,528	15,228
Total	$103,976	$104,833	$106,871	$107,435
_________________

(1)
Totals at June 30, 2017, March 31, 2017, September 30, 2016 and June 30, 2016, include $48.9 million, $50.2 million, $51.4 million and $51.2 million, respectively, in TDRs, which are less than 90 days past due but included with nonaccrual loans for a minimum period of six months from the restructuring date due to their non-accrual status prior to restructuring, because they have been partially charged off, or because all borrowers have been discharged of their obligation through a Chapter 7 bankruptcy.

(2)	Includes $12.6 million, $11.9 million, $12.4 million and $13.2 million in TDRs that are 90 days or more past due at June 30, 2017, March 31, 2017, September 30, 2016 and June 30, 2016, respectively.
The gross interest income that would have been recorded during the nine months ended June 30, 2017 and June 30, 2016 on non-accrual loans if they had been accruing during the entire period and TDRs if they had been current and performing in accordance with their original terms during the entire period was $7.7 million and $8.5 million, respectively. The interest income recognized on those loans included in net income for the nine months ended June 30, 2017 and June 30, 2016 was $4.9 million and $4.8 million, respectively.
At June 30, 2017, March 31, 2017, September 30, 2016 and June 30, 2016, the recorded investment of impaired loans includes accruing TDRs and loans that are returned to accrual status when contractual payments are less than 90 days past due. These loans continue to be individually evaluated for impairment until, at a minimum, contractual payments are less than 30 days past due. Also, the recorded investment of non-accrual loans includes loans that are not included in the recorded investment of impaired loans because they are included in loans collectively evaluated for impairment.

The table below sets forth the recorded investments and categories of loans representing the difference between non-accrual loans and impaired loans at the dates indicated.

	June 30, 2017	March 31, 2017	September 30, 2016	June 30, 2016
	(Dollars in thousands)
Non-Accrual Loans	$81,140	$83,626	$89,961	$92,566
Accruing TDRs	103,976	104,833	106,871	107,435
Performing Impaired	3,902	4,161	4,022	3,742
Collectively Evaluated	(3,666)	(4,466)	(6,004)	(6,194)
Total Impaired loans	$185,352	$188,154	$194,850	$197,549
In response to the economic challenges facing many borrowers, the Association continues to restructure loans, resulting in $165.5 million of TDRs (accrual and non-accrual) recorded at June 30, 2017. There was a $5.1 million decrease in the recorded investment of TDRs from September 30, 2016 and a $1.5 million decrease from March 31, 2017.
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

The following table sets forth the recorded investment in accrual and non-accrual TDRs, by the types of concessions granted, as of June 30, 2017.

	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Restructurings	Bankruptcy	Total
	(In thousands)
Accrual
Residential Core	$11,129	$506	$6,373	$18,367	$11,213	$6,646	$54,234
Residential Home Today	4,250	—	3,538	9,585	11,233	870	29,476
Home equity loans and lines of credit	110	4,631	325	12,295	269	2,636	20,266
Total	$15,489	$5,137	$10,236	$40,247	$22,715	$10,152	$103,976
Non-Accrual, Performing
Residential Core	$984	$—	$857	$2,449	$8,575	$16,297	$29,162
Residential Home Today	827	—	678	995	5,267	2,709	10,476
Home equity loans and lines of credit	—	224	57	1,712	1,335	5,948	9,276
Total	$1,811	$224	$1,592	$5,156	$15,177	$24,954	$48,914
Non-Accrual, Non-Performing
Residential Core	$670	$33	$1,308	$461	$1,566	$1,834	$5,872
Residential Home Today	427	—	718	123	3,172	1,095	5,535
Home equity loans and lines of credit	—	216	—	138	43	817	1,214
Total	$1,097	$249	$2,026	$722	$4,781	$3,746	$12,621
Total TDRs
Residential Core	$12,783	$539	$8,538	$21,277	$21,354	$24,777	$89,268
Residential Home Today	5,504	—	4,934	10,703	19,672	4,674	45,487
Home equity loans and lines of credit	110	5,071	382	14,145	1,647	9,401	30,756
Total	$18,397	$5,610	$13,854	$46,125	$42,673	$38,852	$165,511
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
Income Taxes. We consider accounting for income taxes a critical accounting policy due to the subjective nature of certain estimates that are involved in the calculation. We use the asset/liability method of accounting for income taxes in which deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. We must assess the realization of the deferred tax asset and, to the extent that we believe that recovery is not likely, a valuation allowance is established. Adjustments to increase or decrease existing valuation allowances, if any, are charged or credited, respectively, to income tax expense. At June 30, 2017, no valuation allowances were outstanding. Even though we have determined a valuation allowance is not required for deferred tax assets at June 30, 2017, there is no guarantee that those assets will be recognizable in the future.
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

Comparison of Financial Condition at June 30, 2017 and September 30, 2016
Total assets increased $619.5 million, or 5%, to $13.53 billion at June 30, 2017 from $12.91 billion at September 30, 2016. This increase was primarily the result of increases in the balances of loans held for investment, Federal Home Loan Bank stock, cash and cash equivalents, and investment securities.

Cash and cash equivalents increased $33.7 million, or 15%, to $264.9 million at June 30, 2017 from $231.2 million at September 30, 2016 as we hold cash to maintain the level of liquidity described later in the Liquidity and Capital Resources section.
Investment securities increased $11.7 million, or 2%, to $529.6 million at June 30, 2017 from $517.9 million at September 30, 2016. Investment securities increased as $137.3 million in purchases exceeded $116.9 million in principal paydowns, $4.4 million in net unrealized losses and $4.2 million of net acquisition premium amortization that occurred in the mortgage-backed securities portfolio during the nine months ended June 30, 2017. There were no sales of investment securities during the nine months ended June 30, 2017.
Loans held for investment, net, increased $556.2 million, or 5%, to $12.26 billion at June 30, 2017 from $11.71 billion at September 30, 2016. Residential mortgage loans increased $544.2 million, or 5%, to $10.74 billion at June 30, 2017. The increase in residential mortgage loans was combined with $1.5 million in net recoveries during the nine months ended June 30, 2017. During the nine months ended June 30, 2017, $1.07 billion of three- and five-year “SmartRate” loans were originated while $1.04 billion of 10-, 15-, and 30-year fixed-rate first mortgage loans were originated. These fixed-rate originations were partially offset by paydowns and fixed-rate loan sales. Between September 30, 2016 and June 30, 2017, the total fixed-rate portion of the first mortgage loan portfolio increased $44.2 million and was comprised of an increase of $35.1 million in the balance of fixed-rate loans with original terms of 10 years or less, along with an increase of $9.2 million in the balance of fixed-rate loans with original terms greater than 10 years. During the nine months ended June 30, 2017, we completed $221.5 million in loan sales, which included $23.5 million of agency-compliant HARP II and Home Ready loans and $159.6 million of long-term, fixed-rate, agency-compliant, non-HARP II and non-Home Ready first mortgage loans to Fannie Mae, and $38.4 million of long-term fixed-rate loans to the FHLB of Cincinnati.
Partially offsetting the increase in residential mortgage loans was a $10.6 million decrease in the balance of home equity loans and lines of credit during the nine months ended June 30, 2017 as repayments exceeded new originations and additional draws on existing accounts. New originations have begun to increase to help offset the repayments on existing accounts. Commitments originated for home equity loans and lines of credit and bridge loans were $741.8 million for the nine months ended June 30, 2017 and $292.6 million for the nine months ended June 30, 2016. At June 30, 2017, pending commitments to extend new home equity lines of credit and bridge loans totaled $86.3 million and $22.3 million, respectively. Refer to the Controlling Our Interest Rate Risk Exposure section of the Overview for additional information.
The total allowance for loan losses decreased $6.9 million, or 11%, to $54.9 million at June 30, 2017 from $61.8 million at September 30, 2016, primarily reflecting improved credit metrics, including an increasing level of net recoveries and lower loan delinquencies. Refer to Note 4. Loans and Allowance for Loan Losses for additional discussion.
Federal Home Loan Bank stock increased $17.2 million, or 25% to $87.1 million at June 30, 2017 from $69.9 million at September 30, 2016. The increase was necessary to satisfy common stock ownership requirements related to the increase in the balance of FHLB advances discussed later.
Deposits decreased $155.5 million, or 2%, to $8.18 billion at June 30, 2017 from $8.33 billion at September 30, 2016. The decrease in deposits resulted primarily from a $159.8 million decrease in CDs and an $8.6 million decrease in high-yield savings accounts (a subcategory of savings accounts), partially offset by a $10.5 million increase in our high-yield checking accounts (a subcategory of our checking accounts). We believe that our high-yield savings accounts as well as our high-yield checking accounts provide a stable source of funds. In addition, our high-yield savings accounts are expected to reprice in a manner similar to our home equity lending products, and, therefore, assist us in managing interest rate risk. To manage our cost of funds, maturing, higher rate CDs were replaced by other lower rate savings products that we offered or, if the depositor withdrew their maturing accounts, the monies were replaced by borrowings from the FHLB of Cincinnati. The balance of brokered CDs at June 30, 2017 was $539.7 million.
Borrowed funds, all from the FHLB of Cincinnati, increased $824.0 million, or 30%, to $3.54 billion at June 30, 2017 from $2.72 billion at September 30, 2016. This increase primarily reflects an additional $700.0 million of new 90 day advances that are hedged by equal notional amounts of new interest rate swaps with initial fixed-pay terms of five-years combined with a $209.0 million increase in the balance of other short-term advances partially offset by principal repayments, as a combination of loan growth, deposit withdrawals, share repurchases and dividend payments resulted in increased cash demands. The total balance of borrowed funds of $3.54 billion at June 30, 2017 consisted of short-term advances of $1.06 billion, long-term advances of $1.18 billion with a remaining weighted average maturity of approximately 1.7 years and term advances of $1.30 billion aligned with interest rate swap contracts with a remaining weighted average effective maturity of approximately 4.3 years. Interest rate swaps have been used to extend the duration of short-term borrowings to approximately five years at inception, by paying a fixed rate of interest and receiving the variable rate. Refer to the Extending the Duration of Funding Sources section of the Overview for additional discussion regarding short-term borrowings and interest-rate swaps.

Servicing escrows decreased $23.9 million, or 48%, to $25.5 million at June 30, 2017 from $49.4 million at September 30, 2016. Principal and interest collected decreased $9.6 million combined with a $14.3 million decrease in retained tax payments collected from borrowers during the current period. Principal and interest will fluctuate based on normal curtailments and paydowns which are influenced by the relative level of market interest rates.
Total shareholders’ equity increased $17.2 million, or 1%, to $1.68 billion at June 30, 2017 from $1.66 billion at September 30, 2016. This net increase primarily reflected the effect of $65.9 million of net income and the positive impact related to awards under the stock-based compensation plan, the allocation of shares held by the ESOP and the increase in other comprehensive income, which were partially offset by $43.3 million of repurchases of outstanding common stock and $19.2 million of dividend payments. As a result of a July 26, 2016 mutual member vote, Third Federal Savings, MHC, the mutual holding company that owns 81% of the outstanding stock of the Company, waived the receipt of its share of the dividends paid. Refer to Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for additional details regarding the repurchase of shares of common stock and the dividend waiver.

Comparison of Operating Results for the Three Months Ended June 30, 2017 and 2016
Average balances and yields. The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effects thereof were not material. Average balances are derived from daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense.

	Three Months Ended			Three Months Ended
	June 30, 2017			June 30, 2016
	Average Balance	Interest Income/ Expense	Yield/ Cost (2)	Average Balance	Interest Income/ Expense	Yield/ Cost (2)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash equivalents	$215,838	$566	1.05%	$142,672	$176	0.49%
Mortgage-backed securities	526,416	2,522	1.92%	550,598	2,374	1.72%
Loans (1)	12,215,399	99,699	3.26%	11,378,552	93,752	3.30%
Federal Home Loan Bank stock	84,146	934	4.44%	69,841	691	3.96%
Total interest-earning assets	13,041,799	103,721	3.18%	12,141,663	96,993	3.20%
Noninterest-earning assets	364,779			339,773
Total assets	$13,406,578			$12,481,436
Interest-bearing liabilities:
Checking accounts	$1,002,741	232	0.09%	$999,498	337	0.13%
Savings accounts	1,519,864	524	0.14%	1,548,827	708	0.18%
Certificates of deposit	5,646,152	21,075	1.49%	5,793,788	21,498	1.48%
Borrowed funds	3,348,307	11,618	1.39%	2,248,753	7,061	1.26%
Total interest-bearing liabilities	11,517,064	33,449	1.16%	10,590,866	29,604	1.12%
Noninterest-bearing liabilities	197,934			193,780
Total liabilities	11,714,998			10,784,646
Shareholders’ equity	1,691,580			1,696,790
Total liabilities and shareholders’ equity	$13,406,578			$12,481,436
Net interest income		$70,272			$67,389
Interest rate spread (2)(3)			2.02%			2.08%
Net interest-earning assets (4)	$1,524,735			$1,550,797
Net interest margin (2)(5)		2.16%			2.22%
Average interest-earning assets to average interest-bearing liabilities	113.24%			114.64%
Selected performance ratios:
Return on average assets (2)		0.68%			0.66%
Return on average equity (2)		5.39%			4.86%
Average equity to average assets		12.62%			13.59%
_________________

(1)	Loans include both mortgage loans held for sale and loans held for investment.

(2)	Annualized.

(3)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by total interest-earning assets.

General. Net income increased $2.2 million, or 11%, to $22.8 million for the quarter ended June 30, 2017 from $20.6 million for the quarter ended June 30, 2016. The increase in net income was attributable primarily to an increase in net interest income combined with an increase in the credit for loan losses and lower real estate owned expenses, partially offset by a decrease in gain on sale of loans.

Interest and Dividend Income. Interest and dividend income increased $6.7 million, or 7% to $103.7 million during the current quarter compared to $97.0 million during the same quarter in the prior year. The increase in interest and dividend income resulted primarily from an increase in interest income from loans and to a lesser extent, interest earning cash equivalents and Federal Home Loan Bank stock.
Interest income on loans increased $5.9 million, or 6%, to $99.7 million during the current quarter compared to $93.8 million during the same quarter in the prior year. This change was attributed to a $836.8 million, or a 7%, increase in the average balance of loans to $12.22 billion for the quarter ended June 30, 2017 compared to $11.38 billion during the same quarter last year as new loan production exceeded repayments and loan sales. Partially offsetting the impact from the increase in the average balance was a four basis point decrease in the average yield on loans to 3.26% for the current quarter from 3.30% for the same quarter last year as historically low interest rates have kept the level of refinance activity relatively high resulting in new originations at lower rates compared to the rest of our portfolio. Additionally, our “SmartRate” adjustable-rate first mortgage loan originations and our 10-year fixed-rate mortgage loan originations for the quarter ended June 30, 2017 were originated at interest rates below rates offered on our longer-term, fixed-rate products and contributed to the lower average yield.
Interest Expense. Interest expense increased $3.8 million, or 13%, to $33.4 million during the current quarter compared to $29.6 million during the quarter ended June 30, 2016. The increase resulted primarily from an increase in interest expense on borrowed funds, partially offset by a decrease in interest expense on deposit accounts.
Interest expense on borrowed funds, all from the FHLB of Cincinnati, increased $4.5 million, or 63%, to $11.6 million during the current quarter compared to $7.1 million during the quarter ended June 30, 2016. The change was attributed to a $1.10 billion, or 49%, increase in the average balance of borrowed funds to $3.35 billion during the current quarter from an average balance of $2.25 billion during the same quarter of the prior year. Combined with the impact of the increase in average balance of borrowed funds was a 13 basis point increase in the average rate paid on borrowed funds to 1.39% for the current quarter from 1.26% for the same quarter last year. The increase in the average balance of borrowed funds was used to fund our balance sheet growth, the net decrease in savings deposit balances and our capital management activities, including share repurchases and dividend payments. The increases in borrowed funds took the form of short-term advances and longer-term advances with initial effective durations of approximately five years as hedged by interest rate swaps. Refer to the Extending the Duration of Funding Sources section of the Overview and Comparison of Financial Condition for further discussion.
Interest expense on CDs decreased $0.4 million, or 2%, to $21.1 million during the current quarter compared to $21.5 million during the quarter ended June 30, 2016. The decrease was attributed to a $147.6 million, or 3%, decrease in the average balance of CDs to $5.65 billion during the current quarter from $5.79 billion during the same quarter of the prior year partially offset by a one basis point increase in the average rate paid on CDs to 1.49% for the current quarter from 1.48% for the same quarter last year. Rates were adjusted on deposits in response to changes in general market rates as well as to changes in the rates paid by our competition. Additionally, to optimally manage our funding costs during the current three-month period, many maturing, higher-rate CDs that were not renewed were replaced with lower-rate borrowed funds.
Net Interest Income. Net interest income increased $2.9 million, or 4%, to $70.3 million during the current quarter from $67.4 million during the quarter ended June 30, 2016. Our average interest earning assets during the current quarter increased $900.1 million, or 7%, when compared to the quarter ended June 30, 2016. The increase in average interest-earning assets was attributed primarily to the growth of the loan portfolio and to a lesser extent other interest-earning cash equivalents and Federal Home Loan Bank stock, partially offset by a decrease in mortgage-backed securities. Partially offsetting the increase in average interest earning assets was a two basis point decrease in the yield on those assets to 3.18% from 3.20%. Our interest rate spread decreased six basis points to 2.02% compared to 2.08% during the same quarter last year. Our net interest margin decreased six basis points to 2.16% in the current quarter compared to 2.22% the same quarter last year.
Provision for Loan Losses. We establish provisions (or recapture credits) for loan losses, which are charged (or applied) to operations, in order to maintain the allowance for loan losses at a level we consider necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. In determining the level of the allowance for loan losses, we consider past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of non-performing and other classified loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or conditions change. We assess the allowance for loan losses on a quarterly basis and make provisions for loan losses in order to maintain the adequacy of the allowance as described in the next paragraph. Recently, improving regional employment levels, stabilization in residential real estate values in many markets, recovering capital and credit markets, and upturns in consumer confidence have resulted in better credit metrics for us. Nevertheless, the depth of the decline in housing values that accompanied the 2008 financial crisis still presents significant challenges for many of our borrowers who may attempt to sell their homes or refinance their loans as a means to self-cure a delinquency. Refer to Critical Accounting Policies - Allowance for Loan Losses section of the Overview for further discussion.
Based on our evaluation of the above factors, we recorded a credit for loan losses of $4.0 million during the quarter ended June 30, 2017 and recorded a credit for loan losses of $3.0 million during the quarter ended June 30, 2016. The credits for loan losses reflected reduced levels of loans delinquent 90 days or more and charge-offs, and continued elevated levels of recoveries of previously charged-off loans. Nevertheless, we continue our awareness of the relative values of residential properties in comparison to their cyclical peaks as well as the uncertainty that persists in the current economic environment, which continues to challenge many of our loan customers. As delinquencies in the portfolio have been resolved through pay-off, short sale or foreclosure, or management determines the collateral is not sufficient to satisfy the loan, uncollected balances have been charged against the allowance for loan losses previously provided. In the current quarter we recorded net recoveries of $2.1 million. In the quarter ended June 30, 2016 we recorded net charge-offs of $0.5 million. Loan loss provisions (credits) are recorded with the objective of aligning our overall allowance for loan losses with our current estimates of loss in the portfolio. The allowance for loan losses was $54.9 million, or 0.45% of total recorded investment in loans receivable, at June 30, 2017, compared to $64.8 million or 0.56% of total recorded investment in loans receivable at June 30, 2016. Balances of recorded investments are net of deferred fees or expenses and any applicable loans-in-process.
The total recorded investment in non-accrual loans decreased $2.5 million during the quarter ended June 30, 2017. Since June 30, 2016, the total recorded investment in non-accrual loans decreased $11.4 million. The recorded investment in non-accrual loans in our residential Core portfolio decreased $2.0 million, or 4%, during the current quarter, to $44.9 million at June 30, 2017, and decreased $7.9 million, or 15%, since June 30, 2016. At June 30, 2017, the recorded investment in our Core portfolio was $10.64 billion, compared to $10.56 billion at March 31, 2017 and $9.80 billion at June 30, 2016. During the current quarter, the residential Core portfolio produced net recoveries that totaled $1.3 million, as compared to net recoveries of $1.4 million during the quarter ended March 31, 2017 and net charge-offs of $0.3 million during the quarter ended June 30, 2016.
The recorded investment in non-accrual loans in our residential Home Today portfolio decreased $1.0 million, or 5%, during the current quarter, to $18.9 million at June 30, 2017, and decreased $1.5 million, or 7%, since June 30, 2016. At June 30, 2017, the recorded investment in our Home Today portfolio was $110.7 million, compared to $113.4 million at March 31, 2017 and $124.0 million at June 30, 2016. During the current quarter, the quarter ended March 31, 2017 and the quarter ended June 30, 2016 residential Home Today net charge-offs were $0.1 million.
The recorded investment in non-accrual home equity loans and lines of credit increased $0.5 million, or 3%, during the current quarter, to $17.3 million at June 30, 2017, and decreased $2.1 million, or 11%, since June 30, 2016. The recorded investment in our home equity loans and lines of credit portfolio at June 30, 2017 was $1.54 billion, compared to $1.52 billion at March 31, 2017 and $1.56 billion at June 30, 2016. During the current quarter, the home equity loans and lines of credit portfolio had net recoveries of $0.9 million, as compared to net recoveries of $1.1 million during the quarter ended March 31, 2017 and net charge-offs of $0.1 million during the quarter ended June 30, 2016. We believe that non-performing home equity loans and lines of credit, on a relative basis, represent a higher level of credit risk than residential Core loans as these home equity loans and lines of credit generally hold subordinated positions.
Non-Interest Income. Non-interest income decreased $1.3 million, or 21%, to $4.8 million during the current quarter compared to $6.1 million during the quarter ended June 30, 2016 mainly as a result of lower gains on sale of loans during the current quarter. Gains on the sales of loans decreased $1.6 million between the current quarter and the same quarter of the prior year as market interest rate movements contributed to lower percentage gains on $75.4 million of loan sales as compared to $58.1 million of loan sales during the quarter ended June 30, 2016.
Non-Interest Expense. Non-interest expense decreased $0.3 million, or 1%, to $44.7 million during the current quarter compared to $45.0 million during the quarter ended June 30, 2016. The $1.5 million decrease in real estate owned expenses (which includes associated legal and maintenance expenses as well as gains (losses) on the disposal of properties) was driven in part by the decrease in real estate owned assets since September 30, 2016. Partially offsetting that decrease was a $0.7 million increase in compensation and employee benefits during the current quarter. This increase was primarily due to increases in salaries and health insurance cost partially offset by a decrease in stock-based compensation expenses. Marketing expenditures increased $0.7 million during the current quarter as compared to the quarter ended June 30, 2016 and was attributed to the timing of media campaigns supporting our lending activities.

Income Tax Expense. The provision for income taxes was $11.6 million during the current quarter compared to $10.9 million during the quarter ended June 30, 2016. The provision for the current quarter included $11.3 million of federal income tax provision and $302 thousand of state income tax provision. The provision for the quarter ended June 30, 2016 included $10.6 million of federal income tax provision and $284 thousand of state income tax benefit. The current quarter federal income tax provision includes $8 thousand of excess tax benefit related to stock-based compensation. Effective October 1, 2016, the Company adopted ASU 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. Under this standard, excess tax benefits and tax deficiencies are recognized in the provision for income taxes on the consolidated statement of operations. The amount recognized will vary based on a number of factors including the number of shares vesting or options exercised in the current period and the difference in stock price between grant date and exercise or vest date. Previously the amounts were recognized as part of paid-in capital in shareholders' equity. Our effective federal tax rate was 33.2% during the current quarter and 34.0% during the quarter ended June 30, 2016. Our provision for income taxes in the current quarter aligns our year-to-date provision with our expectations for the full fiscal year. Our expected effective income tax rates are below the federal statutory rate because of ASU 2016-09 (current quarter) and our ownership of bank-owned life insurance (current and prior quarters).

Comparison of Operating Results for the Nine Months Ended June 30, 2017 and 2016
Average balances and yields. The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effects thereof were not material. Average balances are derived from daily average balances. Non-accrual loans were included in the computation of loan average balances, but have been reflected in the table as carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense.

	Nine Months Ended			Nine Months Ended
	June 30, 2017			June 30, 2016
	Average Balance	Interest Income/ Expense	Yield/ Cost (2)	Average Balance	Interest Income/ Expense	Yield/ Cost (2)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash equivalents	$208,834	$1,244	0.79%	$128,005	$407	0.42%
Investment securities	—	—	—%	216	2	1.23%
Mortgage-backed securities	525,269	6,573	1.67%	568,429	7,405	1.74%
Loans (1)	12,032,136	292,755	3.24%	11,303,475	280,663	3.31%
Federal Home Loan Bank stock	78,532	2,446	4.15%	69,593	2,092	4.01%
Total interest-earning assets	12,844,771	303,018	3.15%	12,069,718	290,569	3.21%
Noninterest-earning assets	353,519			333,277
Total assets	$13,198,290			$12,402,995
Interest-bearing liabilities:
Checking accounts	$996,862	690	0.09%	$993,913	1,012	0.14%
Savings accounts	1,522,618	1,574	0.14%	1,580,774	2,181	0.18%
Certificates of deposit	5,681,835	62,944	1.48%	5,724,025	64,140	1.49%
Borrowed funds	3,117,630	29,022	1.24%	2,202,511	20,447	1.24%
Total interest-bearing liabilities	11,318,945	94,230	1.11%	10,501,223	87,780	1.11%
Noninterest-bearing liabilities	198,639			191,162
Total liabilities	11,517,584			10,692,385
Shareholders’ equity	1,680,706			1,710,610
Total liabilities and shareholders’ equity	$13,198,290			$12,402,995
Net interest income		$208,788			$202,789
Interest rate spread (2)(3)			2.04%			2.10%
Net interest-earning assets (4)	$1,525,826			$1,568,495
Net interest margin (2)(5)		2.17%			2.24%
Average interest-earning assets to average interest-bearing liabilities	113.48%			114.94%
Selected performance ratios:
Return on average assets (2)		0.67%			0.62%
Return on average equity (2)		5.22%			4.50%
Average equity to average assets		12.73%			13.79%
_________________

(1)	Loans include both mortgage loans held for sale and loans held for investment.

(2)	Annualized.

(3)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by total interest-earning assets.

General. Net income increased $8.2 million, or 14% to $65.9 million for the nine months ended June 30, 2017 compared to $57.7 million for the nine months ended June 30, 2016. The increase in net income was attributable primarily to an increase in net interest income, an increase in the credit for loan losses and a decrease in non-interest expenses, partially offset by a decrease in net gains on sale of loans.
Interest and Dividend Income. Interest and dividend income increased $12.4 million, or 4%, to $303.0 million during the nine months ended June 30, 2017 compared to $290.6 million during the same nine months in the prior year. The increase in interest and dividend income resulted primarily from an increase in interest income from loans, and to a lesser extent, interest earning cash equivalents and Federal Home Loan Bank stock, partially offset by a decrease in income on mortgage-backed securities.
Interest income on loans increased $12.1 million, or 4%, to $292.8 million for the nine months ended June 30, 2017 compared to $280.7 million for the nine months ended June 30, 2016. This increase was attributed primarily to a $728.7 million increase in the average balance of loans to $12.03 billion in the current nine-month period compared to $11.30 billion during the same nine months in the prior year as new loan production exceeded repayments and loan sales. The impact from the increase in the average balance of loans was partially offset by a seven basis point decrease in the average yield on loans to 3.24% for the nine months ended June 30, 2017 from 3.31% for the same nine months in the prior year as historically low interest rates have kept the level of refinance activity relatively high, resulting in new originations at lower rates compared to the rest of our portfolio. Additionally, both our “Smart Rate” adjustable-rate first mortgage loan and our 10-year, fixed-rate first mortgage loan originations for the nine months ended June 30, 2017, were originated at interest rates below rates offered on our traditional 15- and 30-year fixed-rate products and contributed to the lower average yield. There were loan sales of $221.5 million during the nine months ended June 30, 2017, compared to loan sales of $151.1 million during the nine months ended June 30, 2016.
Interest income on interest-earning cash equivalents increased $0.8 million, or 200%, to $1.2 million during the current nine months compared to $0.4 million during the nine months ended June 30, 2016. The increase was attributed to a 37 basis point increase in the average yield on interest-earning cash equivalents to 0.79% during the nine months ended June 30, 2017 from 0.42% during the nine months ended June 30, 2016. Combined with the increase in the average yield was an $80.8 million increase in the average balance of interest-earning cash equivalents to $208.8 million in the current nine-month period compared to $128.0 million during the same nine months in the prior year as we hold cash to maintain the level of liquidity described in the Liquidity and Capital Resources section.
Interest income on mortgage-backed securities decreased $0.8 million, or 11%, to $6.6 million during the current nine months compared to $7.4 million during the nine months ended June 30, 2016. The decrease was attributed primarily to a $43.1 million, or 8%, decrease in the average balance of mortgage-backed securities to $525.3 million in the current nine-month period compared to $568.4 million during the same nine months in the prior year resulting from principal paydowns and maturities. Combined with the impact of the decrease in the average balance of mortgage-backed securities was a seven basis point decrease in the average yield on mortgage-backed securities to 1.67% during the nine months ended June 30, 2017 from 1.74% during the nine months ended June 30, 2016.
Interest Expense. Interest expense increased $6.4 million, or 7%, to $94.2 million during the current nine months compared to $87.8 million during the nine months ended June 30, 2016. The increase resulted primarily from an increase in interest expense on borrowed funds, partially offset by a decrease in interest expense on deposit accounts.
Interest expense on borrowed funds, all from the FHLB of Cincinnati, increased $8.6 million, or 42%, to $29.0 million during the nine months ended June 30, 2017 from $20.4 million during the nine months ended June 30, 2016. The increase was attributed to a $915.1 million, or 42%, increase in the average balance of borrowed funds to $3.12 billion during the current nine months from $2.20 billion during the same nine months of the prior year. The average rate paid for these funds was 1.24%, during the nine months ended June 30, 2017 and June 30, 2016. The increase in the average balance of borrowed funds was used to fund our balance sheet growth and our capital management activities, including share repurchases and dividend payments. The increases in borrowed funds took the form of overnight and short-term advances and longer-term advances with initial effective durations of approximately five years as hedged by interest rate swaps. Refer to the Extending the Duration of Funding Sources section of the Overview and Comparison of Financial Condition for further discussion.
Interest expense on CDs decreased $1.2 million, or 2%, to $62.9 million during the nine months ended June 30, 2017 compared to $64.1 million during the nine months ended June 30, 2016. The decrease was attributed primarily to a one basis point decrease in the average rate we paid on CDs to 1.48% during the current nine months from 1.49% during the same nine months last year combined with a $42.2 million, or 1%, decrease in the average balance of CDs to $5.68 billion during the current nine months from $5.72 billion during the same nine months of the prior year. Rates were adjusted on deposits in response to changes in general market rates as well as to changes in the rates paid by our competition. Additionally, to optimally manage our funding costs during the current nine-month period, many maturing, higher rate CDs that were not renewed were replaced with lower rate borrowed funds.
Net Interest Income. Net interest income increased $6.0 million, or 3%, to $208.8 million during the nine months ended June 30, 2017 from $202.8 million during the nine months ended June 30, 2016. Average interest-earning assets increased during the current nine-month period by $775.1 million, or 6%, when compared to the nine months ended June 30, 2016. The increase in average assets was attributed primarily to the growth of our loan portfolio and to a lesser extent other interest-earning cash equivalents, partially offset by a decrease in mortgage-backed securities. Partially offsetting the increase in average interest earning assets was a six basis point decrease in the yield on those assets to 3.15% from 3.21%. Our interest rate spread decreased six basis points to 2.04% compared to 2.10% during the same nine months last year. Our net interest margin was 2.17% for the current nine-month period and 2.24% for the same nine months in the prior period. Our interest rate spread and net interest margin narrowed as our asset yields decreased while our overall funding costs remained constant.
Provision for Loan Losses. Based on our evaluation of the factors described earlier, we recorded a credit for loan losses of $10.0 million during the nine months ended June 30, 2017. We recorded a credit of $5.0 million during the nine months ended June 30, 2016. The current credit for loan losses reflected reduced levels of loan delinquencies and charge-offs, and increased levels of recoveries of previously charged-off loans during the current period. Nevertheless, we continue our awareness of the relative values of residential properties in comparison to their cyclical peaks as well as the uncertainty that persists in the current economic environment, which continues to challenge many of our loan customers. As delinquencies in the portfolio have been resolved through pay-off, short sale or foreclosure, or management determines the collateral is not sufficient to satisfy the loan, uncollected balances have been charged against the allowance for loan losses previously provided. In the current nine months we recorded a net recovery of $3.1 million compared to a net charge-off of $1.8 million during the nine months ended June 30, 2016. Net recoveries and a $10.0 million credit for loan losses recorded for the current nine months resulted in a decrease in the balance of the allowance for loan losses. The allowance for loan losses was $54.9 million, or 0.45% of the total recorded investment in loans receivable, at June 30, 2017, compared to $64.8 million, or 0.56% of the total recorded investment in loans receivable, at June 30, 2016. Balances of recorded investments are net of deferred fees or expenses and any applicable loans-in-process.
The total recorded investment in non-accrual loans decreased $8.9 million during the nine-month period ended June 30, 2017 compared to a $14.2 million decrease during the nine-month period ended June 30, 2016. The recorded investment in non-accrual loans in our residential Core portfolio decreased $6.4 million, or 12%, during the current nine-month period, to $44.9 million at June 30, 2017. During the nine-month period ended June 30, 2016, the recorded investment in non-accrual loans in our residential Core portfolio experienced a $9.5 million decrease. At June 30, 2017, the recorded investment in our residential Core portfolio was $10.64 billion, compared to $10.08 billion at September 30, 2016. During the current nine-month period, residential Core portfolio net recoveries were $2.3 million, as compared to net charge-offs of $0.5 million during the nine months ended June 30, 2016.
The recorded investment in non-accrual loans in our residential Home Today portfolio decreased $0.6 million, or 3%, during the current nine-month period to $18.9 million at June 30, 2017 compared to a $2.2 million decrease during the nine-month period ended June 30, 2016. At June 30, 2017, the recorded investment in our residential Home Today portfolio was $110.7 million, compared to $120.4 million at September 30, 2016. During the current nine-month period, residential Home Today net charge-offs were $0.7 million, as compared to net charge-offs of $0.8 million during the nine months ended June 30, 2016.
The recorded investment in non-accrual home equity loans and lines of credit decreased $1.9 million, or 10%, during the current nine-month period, to $17.3 million at June 30, 2017 compared to a $2.1 million decrease during the nine-month period ended June 30, 2016. The recorded investment in our home equity loans and lines of credit portfolio at June 30, 2017 and September 30, 2016 was $1.54 billion. During the current nine-month period, home equity loans and lines of credit net recoveries were $1.6 million as compared to net charge-offs of $0.5 million during the nine months ended June 30, 2016. We believe that non-performing home equity loans and lines of credit, on a relative basis, represent a higher level of credit risk than residential Core loans as these home equity loans and lines of credit generally hold subordinated positions.
Non-Interest Income. Non-interest income decreased $4.2 million, or 22%, to $14.7 million during the nine months ended June 30, 2017 when compared to $18.9 million during the nine months ended June 30, 2016, mainly as a result of lower gains on sale of loans and a decrease in death benefits from BOLI contracts during the current nine months. Gains on the sales of loans decreased $3.1 million between the current nine months and the same nine months of the prior year as market interest rate movements contributed to lower percentage gains on $221.5 million in sales during the current nine months, as compared to the gains realized on $151.1 million in sales during the nine months ended June 30, 2016.

Non-Interest Expense. Non-interest expense decreased $3.8 million, or 3%, to $135.2 million during the nine months ended June 30, 2017 when compared to $139.0 million during the nine months ended June 30, 2016. This decrease resulted primarily from a combination of lower real estate owned expense and compensation related expenses, partially offset by an increase in marketing expense. The $3.4 million decrease in real estate owned expenses (which includes associated legal and maintenance expenses as well as gains (losses) on the disposal of properties) was driven in part by the decrease in real estate owned assets since September 30, 2016 as well as June 30, 2016. Additionally, there was a $1.0 million decrease in compensation and employee benefits during the current nine-month period compared to the nine-month period ended June 30, 2016. This decrease was primarily due to a $1.8 million decrease in stock-based compensation offset by a $1.0 million increase in salary expense. Marketing expenditures increased $1.4 million during the current nine months as compared to the nine months ended June 30, 2016 and was attributed to the timing of media campaigns supporting our lending activities.
Income Tax Expense. The provision for income taxes was $32.4 million during the nine months ended June 30, 2017 compared to $30.0 million during the nine months ended June 30, 2016. The provision for the current nine-month period included $31.6 million of federal income tax provision and $818 thousand of state income tax provision. The current nine-month period federal income tax provision includes $1.1 million of excess tax benefit related to stock-based compensation. Effective October 1, 2016, the Company adopted ASU 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. The provision for the nine months ended June 30, 2016 included $29.2 million of federal income tax provision and $839 thousand of state income tax provision. Our effective federal tax rate was 32.4% during the nine months ended June 30, 2017 and 33.6% during the nine months ended June 30, 2016. Our provision for income taxes in the current nine months is aligned with our expectations for the full fiscal year. Our expected effective income tax rates are below the federal statutory rate because of ASU 2016-09 (current nine-month period) and our ownership of bank-owned life insurance (current and prior nine-month periods).

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
While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Association’s Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We generally seek to maintain a minimum liquidity ratio of 5% (which we compute as the sum of cash and cash equivalents plus unencumbered investment securities for which ready markets exist, divided by total assets). For the three months ended June 30, 2017, our liquidity ratio averaged 5.59%. We believe that we had sufficient sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2017.
We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities and the objectives of our asset/liability management program. Excess liquid assets are generally invested in interest-earning deposits and short- and intermediate-term securities.
Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2017, cash and cash equivalents totaled $264.9 million, which represented an increase of 15% from September 30, 2016.
Investment securities classified as available-for-sale, which provide additional sources of liquidity, totaled $529.6 million at June 30, 2017.
During the nine-month period ended June 30, 2017, loan sales to Fannie Mae totaled $183.1 million, which included $12.4 million of loans that qualified under Fannie Mae's HARP II initiative and $11.1 million of loans that qualified under Fannie Mae's Home Ready initiative. Loans originated under the HARP II and Home Ready initiatives are classified as “held for sale” at origination. Loans originated under non-HARP II or non-Home Ready Fannie Mae compliant procedures are classified as “held for investment” until they are specifically identified for sale.

In addition to the loan sales to Fannie Mae, during the nine-month period ended June 30, 2017, loan sales to the FHLB of Cincinnati, under their Mortgage Purchase Program, totaled $38.4 million. Loans that qualify under the FHLB Mortgage Purchase Program are classified as “held for investment” until they are specifically identified for sale.
At June 30, 2017, $0.8 million of long-term, fixed-rate residential first mortgage loans were classified as “held for sale,” all of which qualified under either Fannie Mae's HARP II or Home Ready initiatives. There were no loan sale commitments outstanding at June 30, 2017.
Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows (unaudited) included in the unaudited interim Consolidated Financial Statements.
At June 30, 2017, we had $512.2 million in outstanding commitments to originate loans. In addition to commitments to originate loans, we had $1.40 billion in unfunded home equity lines of credit to borrowers. CDs due within one year of June 30, 2017 totaled $2.22 billion, or 27.1% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, sales of investment securities, other deposit products, including new CDs, brokered CDs, FHLB advances, borrowings from the FRB-Cleveland Discount Window or other collateralized borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the CDs due on or before June 30, 2018. We believe, however, based on past experience, that a significant portion of such deposits will remain with us. Generally, we have the ability to attract and retain deposits by adjusting the interest rates offered.
Our primary investing activities are originating residential mortgage loans and purchasing investments. During the nine months ended June 30, 2017, we originated $2.11 billion of residential mortgage loans, and during the nine months ended June 30, 2016, we originated $1.71 billion of residential mortgage loans. We purchased $137.3 million of securities during the nine months ended June 30, 2017, and $59.5 million during the nine months ended June 30, 2016.
Financing activities consist primarily of changes in deposit accounts, changes in the balances of principal and interest owed on loans serviced for others, FHLB advances and borrowings from the FRB-Cleveland Discount Window. We experienced a net decrease in total deposits of $155.5 million during the nine months ended June 30, 2017, which reflected the active management of the offered rates on maturing CDs, compared to a net increase of $83.0 million during the nine months ended June 30, 2016. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. During the nine months ended June 30, 2017, there was a $70 thousand decrease in the balance of brokered CDs (exclusive of acquisition costs and subsequent amortization), which had a balance of $539.7 million at June 30, 2017. During the nine months ended June 30, 2016 the balance of brokered CDs increased by $19.7 million. Principal and interest owed on loans serviced for others experienced a net decrease of $23.9 million to $25.5 million during the nine months ended June 30, 2017 compared to a net decrease of $14.9 million to $34.6 million during the nine months ended June 30, 2016. During the nine months ended June 30, 2017, we increased our advances from the FHLB of Cincinnati by $824.0 million, as we funded: new loan originations; our net savings outflow; our capital initiatives; and actively managed our liquidity ratio. During the nine months ended June 30, 2016, our advances from the FHLB of Cincinnati increased by $274.3 million.
Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of Cincinnati and the FRB-Cleveland Discount Window, each of which provides an additional source of funds. Also, in evaluating funding alternatives, we may participate in the brokered CDs market. At June 30, 2017 we had $3.54 billion of FHLB of Cincinnati advances and no outstanding borrowings from the FRB-Cleveland Discount Window. Additionally, at June 30, 2017, we had $539.7 million of brokered CDs. During the nine months ended June 30, 2017, we had average outstanding advances from the FHLB of Cincinnati of $3.12 billion as compared to average outstanding advances of $2.20 billion during the nine months ended June 30, 2016. The increase in net average balance in the current year reflects an increase in FHLB of Cincinnati borrowings as part of our efforts to lengthen the duration of our interest bearing funding sources as well as increases in the balance of our short-term borrowings used to fund: balance sheet growth; our net savings outflow; our capital initiatives; and to manage our on-balance sheet liquidity. Refer to the Extending the Duration of Funding Sources section of the Overview and the General section of Item 3. Quantitative and Qualitative Disclosures About Market Risk for further discussion. At June 30, 2017, we had the ability to immediately borrow an additional $25.0 million from the FHLB of Cincinnati and $75.8 million from the FRB-Cleveland Discount Window. From the perspective of collateral value securing FHLB of Cincinnati advances, our capacity limit for additional borrowings beyond the outstanding balance at June 30, 2017 was $5.30 billion, subject to satisfaction of the FHLB of Cincinnati common stock ownership requirement. To satisfy the common stock ownership requirement for the maximum limit of borrowing, we would have to increase our ownership of FHLB of Cincinnati common stock by an additional $106.1 million. Effective July 1, 2017, the FHLB of Cincinnati adjusted its collateral pledge parameters which will reduce our capacity for additional borrowings by approximately $0.4 billion.

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
On January 1, 2016 the Association became subject to the "capital conservation buffer" requirement, which is being phased in over the next three years, increasing each year until fully implemented at 2.5% on January 1, 2019. The requirement would limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" consisting of 2.5% in addition to the minimum capital requirements. At June 30, 2017, the Association exceeded the fully phased in regulatory requirement for the "capital conservation buffer".
As of June 30, 2017, the Association exceeded all regulatory requirements to be considered “Well Capitalized” as presented in the table below (dollar amounts in thousands).

	Actual		Well Capitalized Levels
	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$1,536,744	21.34%	$720,054	10.00%
Tier 1 (Leverage) Capital to Net Average Assets	1,481,811	11.08%	668,547	5.00%
Tier 1 Capital to Risk-Weighted Assets	1,481,811	20.58%	576,043	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,481,797	20.58%	468,035	6.50%
The capital ratios of the Company as of June 30, 2017 are presented in the table below (dollar amounts in thousands).

	Actual
	Amount	Ratio
Total Capital to Risk-Weighted Assets	$1,726,779	23.87%
Tier 1 (Leverage) Capital to Net Average Assets	1,671,849	12.47%
Tier 1 Capital to Risk-Weighted Assets	1,671,849	23.11%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,671,849	23.11%
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
The Company's seventh stock repurchase program, covering 10,000,000 shares, which began on August 4, 2015, was completed on January 6, 2017. On October 27, 2016, the Company announced that the Board of Directors approved the Company’s eighth stock repurchase program, which authorized the repurchase of up to 10,000,000 shares of the Company’s outstanding common stock. Repurchases under the eighth stock repurchase authorization began on January 6, 2017. There were

1,662,210 shares repurchased under that program between its start date and June 30, 2017. During the nine months ended June 30, 2017, the Company repurchased $44.0 million of its common stock.
On July 26, 2016, Third Federal Savings, MHC received the approval of its members (depositors and certain loan customers of the Association) with respect to the waiver of dividends, and subsequently received the non-objection of the FRB-Cleveland, to waive receipt of dividends on the Company’s common stock the MHC owns up to a total of $0.50 per share during the four quarterly periods ending June 30, 2017. Third Federal Savings, MHC waived its right to receive a $0.125 per share dividend payment on September 19, 2016, December 12, 2016, March 20, 2017 and June 23, 2017.
On July 19, 2017, at a special meeting of members of Third Federal Savings, MHC, the members (depositors and certain loan customers of the Association) of Third Federal Savings, MHC voted to approve Third Federal Savings, MHC's proposed waiver of dividends, aggregating up to $0.68 per share, to be declared on the Company’s common stock during the twelve months subsequent to the members’ approval (i.e., through July 19, 2018). The members approved the waiver by casting 64% of the eligible votes in favor of the waiver. Of the votes cast, 97% were in favor of the proposal. Third Federal Savings, MHC is the 81% majority shareholder of the Company. Following the receipt of the members’ approval at the July 19, 2017 special meeting, Third Federal Savings, MHC filed a notice with, and a request for non-objection from, the FRB-Cleveland for the proposed dividend waivers. Both the non-objection from the FRB-Cleveland and the timing of the non-objection are unknown as of the filing date of this quarterly report. While stock repurchases are planned to continue in the future, the payment of dividends will likely represent a larger focus for future capital deployment activities.
At June 30, 2017, the Company had, in the form of cash and a demand loan from the Association, $110.7 million of funds readily available to support its stand-alone operations.
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
During the nine months ended June 30, 2017, $183.1 million of agency-compliant, long-term, fixed-rate mortgage loans were sold to Fannie Mae, and $38.4 million of long-term, fixed-rate mortgage loans, also agency-compliant, were sold to the FHLB of Cincinnati. All loans were sold on a servicing retained basis. At June 30, 2017, $0.8 million of agency-compliant, long-term, fixed-rate residential first mortgage loans that qualified under Fannie Mae's HARP II or Home Ready programs, were classified as “held for sale.” Of the agency-compliant loan sales during the nine months ended June 30, 2017, $23.5 million was comprised of long-term (15 to 30 years), fixed-rate first mortgage loans which were sold under Fannie Mae's HARP II or Home Ready programs, and $159.6 million was comprised of long-term (15 to 30 years), fixed-rate first mortgage loans which had been originated under our revised procedures and were sold to Fannie Mae under our reinstated seller contract, as described in the next paragraph. The loans that were sold to the FHLB of Cincinnati were sold under the FHLB's Mortgage Purchase Program. Loans that qualify under the FHLB Mortgage Purchase Program are classified as “held for investment” until they are specifically identified for sale. At June 30, 2017, we did not have any outstanding loan sales commitments.

Fannie Mae, historically the Association’s primary loan investor, implemented, effective July 1, 2010, certain loan origination requirement changes affecting loan eligibility that we chose not to adopt until May 2013. Subsequent to the May 2013 implementation date of our revised procedures, and, upon review and validation by Fannie Mae which was received on November 15, 2013, fixed-rate, first mortgage loans (primarily fixed-rate, mortgage refinances with terms of 15 years or more and HARP II, and more recently Home Ready, loans) that are originated under the revised procedures are eligible for sale to Fannie Mae either as whole loans or within mortgage-backed securities. We expect that certain loan types (i.e. our Smart Rate adjustable-rate loans, purchase fixed-rate loans and 10-year fixed-rate loans) will continue to be originated under our legacy procedures. For loans originated prior to May 2013 and for those loans originated subsequent to April 2013 that are not originated under the revised (Fannie Mae) procedures, the Association’s ability to reduce interest rate risk via loan sales is limited to those loans that have established payment histories, strong borrower credit profiles and are supported by adequate collateral values that meet the requirements of the FHLB's Mortgage Purchase Program or of private third-party investors.
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
In December 2015, the Association entered into its first interest rate swap agreements in over ten years. Each of the Association's swap agreements is registered on the Chicago Mercantile Exchange and involves the exchange of interest payment amounts based on a notional principal balance. No exchange of principal amounts occurs and the notional principal amount does not appear on our balance sheet. The Association uses swaps to extend the duration of its funding sources. In each of the Association's agreements, interest paid is based on a fixed rate of interest throughout the term of each agreement while interest received is based on an interest rate that resets at a specified interval (generally three months) throughout the term of each agreement. On the initiation date of the swap, the agreed upon exchange interest rates reflect market conditions at that point in time. Swaps generally require counterparty collateral pledges that ensure the counterparties' ability to comply with the conditions of the agreement. The notional amount of the Association's swap portfolio at June 30, 2017 was $1.30 billion. The swap portfolio's weighted average fixed pay rate was 1.59% and the weighted average remaining term was 4.3 years. Concurrent with the execution of each swap, the Association entered into a short-term borrowing from the FHLB of Cincinnati in an amount equal to the notional amount of the swap and with interest rate resets aligned with the reset interval of the swap. For $1.15 billion of our outstanding swaps, the borrowing proceeds represented new monies which were generally used to fund loans and investment securities. During the fiscal year ended September 30, 2016, swaps totaling $150.0 million were contracted to restructure existing longer-term FHLB borrowings. These restructuring transactions lowered our effective cost of funding but did not involve the receipt of new monies. Each individual swap agreement has been designated as a cash flow hedge of interest rate risk associated with the Company's variable rate borrowings from the FHLB of Cincinnati.
Economic Value of Equity. Using customized modeling software, the Association prepares periodic estimates of the amounts by which the net present value of its cash flows from assets, liabilities and off-balance sheet items (the association’s economic value of equity or EVE) would change in the event of a range of assumed changes in market interest rates. The simulation model uses a discounted cash flow analysis and an option-based pricing approach in measuring the interest rate sensitivity of EVE. The model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumption that instantaneous changes (measured in basis points) occur at all maturities along the United States Treasury yield curve and other relevant market interest rates. A basis point equals one, one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 2% to 3% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. The model is tailored specifically to our organization, which, we believe, improves its predictive accuracy. The following table presents the estimated changes in the Association’s EVE at June 30, 2017 that would result from the indicated instantaneous changes in the United States Treasury yield curve and other relevant market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

				EVE as a Percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)	Estimated EVE (2)	Estimated Increase (Decrease) in EVE		EVE Ratio (4)	Increase (Decrease) (basis points)
		Amount	Percent
	(Dollars in thousands)
+300	$1,424,269	$(671,004)	(32.02)%	11.42%	(369)
+200	1,688,149	(407,124)	(19.43)%	13.03%	(208)
+100	1,924,760	(170,513)	(8.14)%	14.34%	(77)
0	2,095,273	—	—	15.11%	—
-100	2,115,042	19,769	0.94%	14.91%	(20)
_________________

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	EVE Ratio represents EVE divided by the present value of assets.
The table above indicates that at June 30, 2017, in the event of an increase of 200 basis points in all interest rates, the Association would experience a 19.43% decrease in EVE. In the event of a 100 basis point decrease in interest rates, the Association would experience a 0.94% increase in EVE.
The following table is based on the calculations contained in the previous table, and sets forth the change in the EVE at a +200 basis point rate of shock at June 30, 2017, with comparative information as of September 30, 2016. By regulation, the Association must measure and manage its interest rate risk for interest rate shocks relative to established risk tolerances in EVE.
Risk Measure (+200 bps Rate Shock)

	At June 30, 2017	At September 30, 2016
Pre-Shock EVE Ratio	15.11%	14.98%
Post-Shock EVE Ratio	13.03%	13.72%
Sensitivity Measure in basis points	(208)	(126)
Percentage Change in EVE	(19.43)%	(13.55)%
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
Accordingly, although the EVE tables provide an indication of our interest rate risk exposure as of the indicated dates, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our EVE and will differ from actual results. In addition to our core business activities, which primarily sought to originate Smart Rate (adjustable) and 10-year fixed-rate loans funded by borrowings from the FHLB and intermediate term CDs (including brokered CDs), and which are intended to have a favorable impact on our IRR profile, the impact of several other items and events resulted in the 5.88% deterioration in the Percentage Change in EVE measure at June 30, 2017 when compared to the measure at September 30, 2016. The most significant factor contributing to the overall deterioration was the change in market interest rates, which included an increase of 62 basis points for the two-year term, an increase of 74 basis points for the five-year term and an increase of 71 basis points for the ten-year term, and which resulted in a decrease of 8.87% in the Percentage Change in EVE. Combined with this deterioration was the impact of $81.0 million in cash dividends that the Association paid to the Company. Because of its intercompany nature, this payment had no impact on the Company's capital position, or the Company's overall IRR profile but reduced the Association's regulatory capital and regulatory capital ratios and negatively impacted the Association's Percentage Change in EVE by approximately 0.86%. Partially offsetting the unfavorable impact of the two preceding factors, numerous modifications and enhancements to our modeling assumptions and methodologies, which are continually challenged and evaluated, on a net basis, positively impacted the Association's Percentage Change in EVE by 2.79%. These changes primarily involved factors used in the modeling of prepayment rates for our fixed-rate, first mortgage loans and attempt to more closely align the model’s projections with our historical experience for those products. Finally, while our core business activities, as described at the beginning of this paragraph, are generally intended to have a favorable impact our our IRR profile, the actual impact is determined by a number of factors, including the pace of mortgage asset additions to our balance sheet (including consideration of outstanding commitments to originate those assets), in comparison to the pace of the addition of duration extending funding sources. During the current fiscal year-to-date period, the net affect of mortgage asset accumulation and funding source extension resulted in 1.06% of improvement to our Percentage Change in EVE. The IRR simulation results presented above were in line with management's expectations and were within the risk limits established by our Board of Directors.
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
Earnings at Risk. In addition to EVE calculations, we use our simulation model to analyze the sensitivity of our net interest income to changes in interest rates (the institution’s EaR). Net interest income is the difference between the interest income that we earn on our interest-earning assets, such as loans and securities, and the interest that we pay on our interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what our net interest income would be for prospective 12 and 24 month periods using customized (based on our portfolio characteristics) assumptions with respect to loan prepayment rates, default rates and deposit decay rates, and the implied forward yield curve as of the market date for assumptions as to projected interest rates. We then calculate what our estimated net interest income would be for the same period under numerous interest rate scenarios. The simulation process is subject to continual enhancement, modification, refinement and adaptation in order that it might most accurately reflect our current circumstances, factors and expectations. As of June 30, 2017, we estimated that our EaR for the 12 months ending June 30, 2018 would decrease by 2.01% in the event that market interest rates used in the simulation were adjusted in equal monthly amounts (termed a "ramped" format) during the 12 month measurement period to an aggregate increase of 200 basis points. This assumption differs from the assumption used to report our EaR estimates in reporting periods prior to March 31, 2017, when our EaR disclosures were determined under assumed instantaneous changes in market interest rates. During the March 31, 2017 quarter, based on a survey of the predominate practices disclosed by other similarly profiled financial institutions, the Association adopted the "ramped" assumption in preparing the EaR simulation estimates for use in its public disclosures. In addition to conforming to predominate industry practice, the Association also believes that the ramped assumption provides a more probable/plausible scenario for net interest income simulations than instantaneous shocks which provide a theoretical analysis but a much less credible economic scenario. The Board's Risk Committee ratified the updated limit structure during the current quarter. At June 30, 2017, the IRR simulation results were in line with management's expectations and were within the risk limits established by our Board of Directors. The Association continues to calculate instantaneous scenarios, and as of June 30, 2017, we estimated that our EaR for the 12 months ending June 30, 2018 would decrease by 6.66% in the event of an instantaneous 200 basis point increase in market interest rates.
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
EVE is considered as a point in time calculation with a "liquidation" view of the Association where all the cash flows (including interest, principal and prepayments) are modeled and discounted using discount factors derived from the current market yield curves. It provides a long term view and helps to define changes in equity and duration as a result of changes in interest rates. On the other hand, EaR is based on balance sheet projections going one year and two years forward and assumes new business volume and pricing to calculate net interest income under different interest rate environments. EaR is calculated to determine the sensitivity of net interest income under different interest rate scenarios. With each of these models specific policy limits have been established that are compared with the actual month end results. These limits have been approved by the Association's Board of Directors and are used as benchmarks to evaluate and moderate interest rate risk. In the event that there is a breach of policy limits that extends beyond two consecutive quarter end measurement periods, management is responsible for taking such action, similar to those described under the preceding heading of General, as may be necessary in order to return the Association's interest rate risk profile to a position that is in compliance with the policy. At June 30, 2017, the IRR profile as disclosed above was within our internal limits.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table summarizes our stock repurchase activity during the quarter ended June 30, 2017.

		Average	Total Number of	Maximum Number
	Total Number	Price	Shares Purchased	of Shares that May
	of Shares	Paid per	as Part of Publicly	Yet be Purchased
Period	Purchased	Share	Announced Plans (1)	Under the Plans
April 1, 2017 through April 30, 2017	289,500	$16.52	289,500	9,252,790
May 1, 2017 through May 31, 2017	375,000	16.35	375,000	8,877,790
June 1, 2017 through June 30, 2017	540,000	15.71	540,000	8,337,790
	1,204,500	16.10	1,204,500

(1)
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

On July 19, 2017, at a special meeting of members of Third Federal Savings, MHC, the members (depositors and certain loan customers of the Association) of Third Federal Savings, MHC voted to approve Third Federal Savings, MHC's proposed waiver of dividends, aggregating up to $0.68 per share, to be declared on the Company’s common stock during the twelve months subsequent to the members’ approval (i.e., through July 19, 2018). The members approved the waiver by casting 64% of the eligible votes in favor of the waiver. Of the votes cast, 97% were in favor of the proposal. Third Federal Savings, MHC is the 81% majority shareholder of the Company.

Following the receipt of the members’ approval at the July 19, 2017 special meeting, Third Federal Savings, MHC filed a notice with, and a request for non-objection from, the FRB-Cleveland for the proposed dividend waivers. Both the non-objection from the FRB-Cleveland and the timing of the non-objection are unknown as of the filing date of this quarterly report.
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

101
The following unaudited financial statements from TFS Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed on August 7, 2017, formatted in XBRL: (i) Consolidated Statements of Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Unaudited Interim Consolidated Financial Statements.

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

TFS Financial Corporation

Dated:	August 7, 2017	/s/ Marc A. Stefanski
Marc A. Stefanski
Chairman of the Board, President and Chief Executive Officer

Dated:	August 7, 2017	/s/ David S. Huffman
David S. Huffman
Chief Financial Officer and Secretary