Form 10-K
period 2017-09-30
TFS Financial CORP
filed 2017-11-22
CIK 1381668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2017
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer", "accelerated filer,” "smaller reporting company," and "emerging growth company" Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on March 31, 2017, as reported by the NASDAQ Global Select Market, was approximately $909.1 million.
At November 20, 2017, there were 281,071,072 shares of the Registrant’s common stock, par value $0.01 per share, outstanding, of which 227,119,132 shares, or 80.80% of the Registrant’s common stock, were held by Third Federal Savings and Loan Association of Cleveland, MHC, the Registrant’s mutual holding company.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2018 Annual Meeting of Shareholders are incorporated by reference in Part III hereof to the extent indicated therein.

TFS Financial Corporation

GLOSSARY OF TERMS
TFS Financial Corporation provides the following list of acronyms and other terms as a tool for the reader. The acronyms and other terms identified below are used throughout the document.

AOCI: Accumulated Other Comprehensive Income	FRB-Cleveland: Federal Reserve Bank of Cleveland
ARM: Adjustable Rate Mortgage	FRS: Board of Governors of the Federal Reserve System
ASC: Accounting Standards Codification	GAAP: Generally Accepted Accounting Principles
ASU: Accounting Standards Update	Ginnie Mae: Government National Mortgage Association
Association: Third Federal Savings and Loan	GVA: General Valuation Allowances
Association of Cleveland	HARP: Home Affordable Refinance Program
BOLI: Bank Owned Life Insurance	HPI: Home Price Index
CDs: Certificates of Deposit	IRR: Interest Rate Risk
CFPB: Consumer Financial Protection Bureau	IRS: Internal Revenue Service
CLTV: Combined Loan-to-Value	IVA: Individual Valuation Allowance
Company: TFS Financial Corporation and its	LIHTC: Low Income Housing Tax Credit
subsidiaries	LIP: Loans-in-Process
DFA: Dodd-Frank Wall Street Reform and Consumer	LTV: Loan-to-Value
Protection Act of 2010	MGIC: Mortgage Guaranty Insurance Corporation
EaR: Earnings at Risk	OCC: Office of the Comptroller of the Currency
EPS: Earnings per Share	OCI: Other Comprehensive Income
ESOP: Third Federal Employee (Associate) Stock	OTS: Office of Thrift Supervision
Ownership Plan	PMI: Private Mortgage Insurance
EVE: Economic Value of Equity	PMIC: PMI Mortgage Insurance Co.
FASB: Financial Accounting Standards Board	QTL: Qualified Thrift Lender
FICO: Financing Corporation	REMICs: Real Estate Mortgage Investment Conduits
FDIC: Federal Deposit Insurance Corporation	SEC: United States Securities and Exchange
FHFA: Federal Housing Finance Agency	Commission
FHLB: Federal Home Loan Bank	TDR: Troubled Debt Restructuring
Fannie Mae: Federal National Mortgage Association	Third Federal Savings, MHC: Third Federal Savings
Freddie Mac: Federal Home Loan Mortgage Corporation	and Loan Association of Cleveland, MHC

PART I

Item 1.	Business

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

•	the continuing governmental efforts to restructure the U.S. financial and regulatory system;

•	the inability of third-party providers to perform their obligations to us;

•	a slowing or failure of the moderate economic recovery;

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
THIRD CAPITAL, INC.
Third Capital, Inc. is a Delaware corporation that was organized in 1998 as our wholly-owned subsidiary. At September 30, 2017, Third Capital, Inc. had consolidated assets of $81.5 million, and for the fiscal year ended September 30, 2017, Third Capital, Inc. had consolidated net income of $1.0 million. Third Capital, Inc. has no separate operations other than as the holding company for its operating subsidiaries, and as a minority investor or partner in other entities. The following is a description of the entities in which Third Capital, Inc. is the owner, an investor or a partner.
Hazelmere Investment Group I, Ltd. This Ohio limited liability company engages in net lease transactions of commercial buildings in targeted markets. Third Capital, Inc. is a partner of this entity, receives a priority return on amounts contributed to acquire investment properties and has a 70% ownership interest in remaining earnings. Hazelmere Investment Group I, Ltd.recorded net income of $0.1 million during the fiscal year ended September 30, 2017.
Third Cap Associates, Inc. This Ohio corporation owns 49% and 60% of two title agencies that provide escrow and settlement services in the State of Ohio and Florida, primarily to customers of the Association. For the fiscal year ended September 30, 2017, Third Cap Associates, Inc. recorded net income of $0.7 million.
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
The Association attracts retail deposits from the general public in the areas surrounding its main office and its branch offices. It also utilizes its internet website, direct mail solicitation and its customer service call center to generate loan applications and attract retail deposits. Since September 2013, brokered CDs and more extensive use of longer-term advances from the FHLB of Cincinnati as well as shorter-term advances from the FHLB of Cincinnati, hedged to longer effective durations by interest rate exchange contracts, have also been used as cost effective funding alternatives. In addition to residential real estate mortgage loans, the Association originates residential construction loans to individuals for the construction of their personal residences by a qualified builder. The Association also offers home equity loans and lines of credit subject to certain property and credit performance conditions. The Association retains in its portfolio a large portion of the loans that it originates. Since 2013, loans that the Association sells consist primarily of long-term, fixed-rate residential real estate mortgage loans. The Association retains the servicing rights on all loans that it sells. The Association’s revenues are derived primarily from interest on loans and, to a lesser extent, interest on interest-earning deposits in other financial institutions, deposits maintained at the FRS, federal funds sold, and investment securities, including mortgage-backed securities and dividends from FHLB of Cincinnati stock. The Association also generates revenues from fees and service charges. The Association’s primary sources of funds are deposits, borrowings, principal and interest payments on loans and securities and proceeds from loan sales.
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
The Association also provides savings products in all 50 states and first mortgage refinance loans and home equity lines of credit in 21 states and the District of Columbia. First mortgage loans and bridge loans to purchase homes are provided in 13 states while other equity loan products are provided in eight states. These products are provided through its branch network for customers in its core markets of Ohio, Florida, Kentucky and selected counties in Indiana as well as its customer service call center and its internet site for all customers not served by its branch network.
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
The majority of the Association’s deposits are held in its offices located in Cuyahoga County, Ohio. As of June 30, 2017 (the latest date for which information is publicly available), the Association had $4.6 billion of deposits in Cuyahoga County, and ranked fifth among all financial institutions with offices in the county in terms of deposits, with a market share of 8.85%. As of that date, the Association had $6.0 billion of deposits in the State of Ohio, and ranked ninth among all financial institutions in the state in terms of deposits, with a market share of 1.77%. As of June 30, 2017, the Association had $2.3 billion of deposits in the State of Florida, and ranked 33rd among all financial institutions in terms of deposits, with a market share of 0.41%. This market share data excludes deposits held by credit unions, whose deposits are not insured by the FDIC.
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
From October 2016 through September 30, 2017, per data furnished by MarketTrac®, the Association had the largest market share of conventional purchase mortgage loans originated in Cuyahoga County, Ohio. For the same period, it also had the largest market share of conventional purchase mortgage loans originated in the seven northeast Ohio counties which comprise the Cleveland and Akron metropolitan statistical areas. In addition, based on the same statistics, the Association has consistently been one of the ten largest lenders in both Franklin County (Columbus, Ohio) and Hamilton County (Cincinnati, Ohio) since it entered those markets in 1999.
The Association’s primary strategy for increasing and retaining its customer base is to offer competitive deposit and loan rates and other product features, delivered with exceptional customer service, in each of the markets it serves.
We rely on the reputation that has been built during the Association’s almost 80-year history of serving its customers and the communities in which it operates, the Association’s high capital levels, and the Association's extensive liquidity alternatives which, in combination, serve to maintain and nurture customer and marketplace confidence. The Company’s high capital ratio continues to reflect the beneficial impact of our April 2007 initial public offering, which raised net proceeds of $886 million. At September 30, 2017, our ratio of shareholders’ equity to total assets was 12.3%. Our liquidity alternatives include management and monitoring of the level of liquid assets held in our portfolio as well as the maintenance of alternative wholesale funding sources. For the year ended September 30, 2017, our liquidity ratio averaged 5.65% (which we compute as the sum of cash and cash equivalents plus unpledged investment securities for which ready markets exist, divided by total assets) and, through the Association, we had the ability to immediately borrow an additional $41.0 million from the FHLB of Cincinnati under existing credit arrangements along with $72.3 million from the Federal Reserve Bank of Cleveland. From the perspective of collateral value securing FHLB of Cincinnati advances, our capacity limit for additional borrowings beyond the immediately available limit at September 30, 2017 was $4.87 billion, subject to satisfaction of the FHLB of Cincinnati's common stock ownership requirement. To satisfy the common stock ownership requirement we would have to increase our ownership of FHLB of Cincinnati common stock by an additional $97.4 million. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources.”
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
Lending Activities
The Association’s principal lending activity is the origination of fixed-rate and adjustable-rate, first mortgage loans to purchase or refinance residential real estate in its core markets in Ohio, Florida and Kentucky. Adjustable-rate and 10-year fixed rate first mortgage loans to refinance real estate are offered in a total of 22 states including its core markets and the District of Columbia. Also, the Association offers adjustable-rate and 10-year fixed rate first mortgage loans to purchase real estate in a total of 13 states including its core markets. Further, the Association originates residential construction loans to individuals (for the construction of their personal residences by a qualified builder) in Ohio and Florida. The Association also offers home equity lines of credit in a total of 22 states including its core markets and the District of Columbia and home equity loans in a total of 8 states including its core markets. Between 2010 and 2015, the Association, in various steps, modified its home equity lending products and the markets they were offered in response to the 2008 financial crisis. Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation - Monitoring and Limiting Our Credit Risk for additional information regarding home equity loans and lines of credit. At September 30, 2017, residential real estate, fixed-rate and adjustable-rate, first mortgage loans totaled $10.86 billion, or 87.1% of our loan portfolio, home equity loans and lines of credit totaled $1.55 billion, or 12.4% of our loan portfolio, and residential construction loans totaled $61.0 million, or 0.5% of our loan portfolio. At September 30, 2017, adjustable-rate, residential real estate, first mortgage loans totaled $4.82 billion and comprised 38.6% of our loan portfolio.

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

	September 30,
	2017		2016		2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential Core (1)
Ohio	$6,061,515		$5,937,114		$5,903,051		$5,986,801		$5,947,791
Florida	1,739,098		1,678,798		1,621,763		1,570,087		1,465,907
Other	2,945,591		2,453,740		1,938,125		1,271,951		704,813
Total	10,746,204	86.2%	10,069,652	85.5%	9,462,939	83.9%	8,828,839	82.2%	8,118,511	79.4%
Residential Home Today (1)
Ohio	103,803		116,253		129,416		146,974		170,206
Florida	4,924		5,414		6,050		6,909		7,826
Other	237		271		280		313		321
Total	108,964	0.9	121,938	1.0	135,746	1.2	154,196	1.5	178,353	1.7
Home equity loans and lines of credit
Ohio	606,301		597,735		641,321		675,911		721,890
Florida	340,530		370,111		421,904		475,375		539,152
California	205,157		210,004		216,233		213,309		227,841
Other	400,327		353,432		345,781		332,334		369,515
Total	1,552,315	12.4	1,531,282	13.0	1,625,239	14.4	1,696,929	15.8	1,858,398	18.2
Construction	60,956	0.5	61,382	0.5	55,421	0.5	57,104	0.5	72,430	0.7
Other consumer loans	3,050	—	3,116	—	3,468	—	4,721	—	4,100	—
Total loans receivable	12,471,489	100.0%	11,787,370	100.0%	11,282,813	100.0%	10,741,789	100.0%	10,231,792	100.0%
Deferred loan expenses (fees), net	30,865		19,384		10,112		(1,155)		(13,171)
Loans in process	(34,100)		(36,155)		(33,788)		(28,585)		(42,018)
Allowance for loan losses	(48,948)		(61,795)		(71,554)		(81,362)		(92,537)
Total loans receivable, net	$12,419,306		$11,708,804		$11,187,583		$10,630,687		$10,084,066
 ______________________

(1)
Residential Core and Home Today loans are primarily one- to four-family residential mortgage loans. See the Residential Real Estate Mortgage Loans section which follows for a further description of Home Today and Core loans.

Loan Portfolio Maturities. The following table summarizes the scheduled repayments of the loan portfolio at September 30, 2017, according to each loan's final due date. Demand loans, loans having no stated repayment schedule or maturity, are reported as being due in the fiscal year ending September 30, 2018. Maturities are based on the final contractual payment date and do not reflect the impact of prepayments and scheduled principal amortization.

Due During the Years Ending September 30,	Residential Real Estate		Home Equity Loans and Lines of Credit	Construction Loans	Other Consumer Loans	Total
	Core	Home Today
	(In thousands)
2018	$2,697	$131	$9,691	$—	$3,050	$15,569
2019	8,801	159	8,024	—	—	16,984
2020	14,180	104	1,377	1,130	—	16,791
2021 to 2022	148,770	327	14,626	—	—	163,723
2023 to 2027	2,405,323	1,133	215,597	—	—	2,622,053
2028 to 2032	795,228	3,823	478,813	6,640	—	1,284,504
2033 and beyond	7,371,205	103,287	824,187	53,186	—	8,351,865
Total	$10,746,204	$108,964	$1,552,315	$60,956	$3,050	$12,471,489
The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at September 30, 2017 that are contractually due after September 30, 2018.

	Due After September 30, 2018
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
Residential Core	$5,924,820	$4,818,688	$10,743,508
Residential Home Today	108,627	207	108,834
Home Equity Loans and Lines of Credit	79,416	1,463,207	1,542,623
Construction	39,472	21,484	60,956
Total	$6,152,335	$6,303,586	$12,455,921
Residential Real Estate Mortgage Loans. The Association’s primary lending activity is the origination of residential real estate mortgage loans. A comparison of 2017 data to the corresponding 2016 data can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.” The Association currently offers fixed-rate conventional mortgage loans with terms of 30 years or less that are fully amortizing with monthly loan payments, and adjustable-rate mortgage loans that amortize over a period of up to 30 years, provide an initial fixed interest rate for three or five years and then adjust annually, subject to rate reset options as discussed later in this section. At September 30, 2017, there were no “interest only” residential real estate mortgage loans held in the Association's portfolio.
The Association generally originates both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the FHFA, which is currently $424,100 and $636,150, respectively, for single-family homes in most of our lending markets. The Association also originates loans in amounts that exceed the lending limit for conforming loans, which the Association refers to as “jumbo loans.” The Association generally underwrites jumbo loans in a manner similar to conforming loans. Jumbo loans are not uncommon in the Association’s market areas.
The Association has always considered the promotion of home ownership a primary goal. In that regard, it has historically offered affordable housing programs in all of its market areas. These programs are targeted toward low- and moderate-income home buyers. During the latter portion of fiscal 2016, the Association began to market its HomeReady mortgage loan product for low- and moderate-income homeowners.  Third Federal’s HomeReady product is designed to be salable to FannieMae under its HomeReady program. Previously, the Association’s primary program was referred to as "Home Today" and is described in detail below. Prior to March 27, 2009, loans originated under the Home Today program had higher risk characteristics. The Association did not classify Home Today as a sub-prime lending program based on the exclusion provided to community development loans in the Expanded Guidance for Sub-prime Lending issued by the OTS and the OCC. In the aftermath of the 2008 financial crisis, a great deal of attention was focused on sub-prime lending and its negative effect on borrowers and financial markets. Borrowers in our Home Today program were not charged higher fees or interest rates than our Core (non-Home Today) borrowers. Home Today loans were not "interest only" or negative amortizing and contain no low initial payment features or adjustable interest rates, which are features often associated with sub-prime lending. While the credit risk profiles of the Association’s borrowers in the Home Today program were generally higher risk than the credit risk profiles of its Core borrowers, the Association attempted to mitigate that higher risk through the use of private mortgage insurance and continued pre- and post-purchase counseling. The Association’s philosophy has been to provide borrowers the opportunity for home ownership within their financial means.
Coinciding with the Association's marketing of the HomeReady mortgage loan product in 2016, the Association no longer originates loans under its Home Today program. Between March 27, 2009 and 2016, borrowers under the Home Today program were subject to substantially the same underwriting requirements as Core borrowers and borrowers must have completed a financial management education program. Prior to March 27, 2009, through the Home Today program, the Association originated loans with its standard terms to borrowers who might not have otherwise qualified for such loans. The Association originated loans with a LTV ratio of up to 90% through its Home Today program, provided that any loan originated through this program with a LTV ratio in excess of 80% must have met the underwriting criteria mandated by the Association's private mortgage insurance carrier. Because the Association previously applied less stringent underwriting and credit standards to these loans, the majority of loans originated under the Home Today program generally have greater credit risk than our Core residential real estate mortgage loans. Effective October 2007, the private mortgage insurance carrier that provides coverage for the Home Today loans with LTV ratios in excess of 80% imposed more restrictive lending requirements that decreased the volume of Home Today lending. As of September 30, 2017, the Association had $109.0 million of loans outstanding that were originated through its Home Today program, most of which were originated prior to March 27, 2009. At September 30, 2017, of the loans that were originated under the Home Today program, 11.5% were delinquent 30 days or more compared to 0.2% for the portfolio of Core loans as of that date. At September 30, 2017, $6.9 million, or 6.4%, of loans originated under the Home Today program were delinquent 90 days and over and $18.1 million of Home Today loans were non-accruing loans, representing 22.9% of total non-accruing loans as of that date. See “Non-performing Assets and Restructured Loans—Delinquent Loans” for a discussion of the asset quality of this portion of the Association’s loan portfolio.
Prior to November 2008, the Association also originated loans under its high LTV program. These loans had initial LTV ratios of 90% or greater and could be as high as 95%. To qualify for this program, the loan applicant was required to satisfy more stringent underwriting criteria (credit score, income qualification, and other criteria). Borrowers did not obtain private mortgage insurance with respect to these loans. High LTV loans were originated with higher interest rates than the Association’s other residential real estate loans. The Association believes that the higher credit quality of this portion of the portfolio offsets the risk of not requiring private mortgage insurance. While these loans were not initially covered by private mortgage insurance, the Association had negotiated with a private mortgage insurance carrier a contract under which, at the Association’s option, a pre-determined dollar amount of qualifying loans could be grouped and submitted to the carrier for pooled private mortgage insurance coverage. As of September 30, 2017, the Association had $55.8 million of loans outstanding that were originated through its High LTV program, $47.9 million of which the Association has insured through the private mortgage insurance carrier. The High LTV program was suspended in November 2008.
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
The Association currently retains the servicing rights on all loans sold in order to generate fee income and reinforce its commitment to customer service. One- to four-family residential mortgage real estate loans that have been sold were underwritten generally to Fannie Mae guidelines and comply with applicable federal, state and local laws. At the time of the closing of these loans the Association owned the loans and subsequently sold them to Fannie Mae and others providing normal and customary representations and warranties, including representations and warranties related to compliance, generally with Fannie Mae underwriting standards. At the time of sale, the loans were free from encumbrances except for the mortgages filed by the Association which, with other underwriting documents, were subsequently assigned and delivered to Fannie Mae and others. For the fiscal years ended September 30, 2017 and 2016, the Association recognized servicing fees, net of amortization, related to these servicing rights of $4.3 million and $4.7 million, respectively. As of September 30, 2017 and September 30, 2016, the principal balance of loans serviced for others totaled $1.85 billion and $1.96 billion, respectively. In November 2013, the Association entered into a resolution agreement with Fannie Mae, pursuant to which the Association remitted $3.1 million to Fannie Mae. The remittance amount included $0.4 million related to outstanding mortgage insurance claim payments on 42 loans. Under the terms of the resolution agreement, Fannie Mae withdrew all outstanding repurchase and make-whole demands and generally waived its right to enforce future repurchase obligations with respect to all mortgage loans (approximately 23,400 active loans or loans with a remaining balance) that were originated by the Association between January 1, 2000 and December

31, 2008 and delivered to Fannie Mae prior to January 1, 2009. At September 30, 2017, substantially all of the loans serviced for Fannie Mae and others were performing in accordance with their contractual terms and management believes that it has no material repurchase obligations associated with these loans. However, an accrual for $0.6 million has been maintained for potential repurchase or loss reimbursement requests at September 30, 2017.
The Association currently offers “Smart Rate” adjustable-rate mortgage loan products secured by residential properties with interest rates that are fixed for an initial period of three or five years, after which the interest rate generally resets every year based upon a contractual spread or margin above the Prime Rate as published in the Wall Street Journal. These adjustable-rate loans provide the borrower with an attractive rate reset option, which allow the borrower to re-lock the rate an unlimited number of times at the Association’s then current lending rates, for another three or five years (which must be the same as the original lock period). Adjustable-rate mortgage loans generally present different credit risks than fixed-rate mortgage loans primarily because the underlying debt service payments of the borrowers increase as interest rates increase, thereby increasing the potential for default. Prior to July 2010, the Association’s adjustable-rate mortgage loan products secured by residential properties offered interest rates that were fixed for an initial period ranging from one year to five years, after which the interest rate generally reset every year based upon a contractual spread or margin above the average yield on U.S. Treasury securities, adjusted to a constant maturity of one year, as published weekly by the FRS (“Traditional ARM”). All of the Association’s adjustable-rate mortgage loans are subject to periodic and lifetime limitations on interest rate changes.
All adjustable-rate mortgage loans with initial fixed-rate periods of three or five years have initial and periodic caps of two percentage points on interest rate changes, with a cap of six percentage points for the life of the loan for Traditional ARM and five or six percentage points for the life of Smart Rate loans. Previously, the Association also offered Traditional ARM loans with an initial fixed-rate period of seven years. Loans originated under that program, which was discontinued in August 2007, had a cap of five percentage points on the initial change in interest rate, with a two percentage point cap on subsequent changes and a cap of five percentage points for the life of the loan. Many of the borrowers who select adjustable-rate mortgage loans have shorter-term credit needs than those who select long-term, fixed-rate mortgage loans. The Association will permit borrowers to convert Traditional ARMs into fixed-rate mortgage loans at no cost to the borrower. The Association has never offered “Option ARM” loans, where borrowers can pay less than the interest owed on their loan, resulting in an increased principal balance during the life of the loan. At September 30, 2017, "Smart Rate" adjustable-rate mortgage loans totaled $4.75 billion, or 97.9% of the adjustable-rate mortgage loan portfolio and Traditional ARMs totaled $103.1 million, or 2.1% of the adjustable-rate mortgage loan portfolio.
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
Home Equity Loans and Home Equity Lines of Credit. The Association offers home equity loans and home equity lines of credit, which are primarily secured by a second mortgage on residences. Home equity products offered by the Association varied significantly between June 28, 2010 and September 30, 2016. Prior to June 28, 2010, the Association offered home equity loans and home equity lines of credit. The Association also offered a home equity lending product that was secured by a third mortgage, although the Association only originated this loan to borrowers where the Association also held the second mortgage. Between June 28, 2010 and March 19, 2012, we suspended the acceptance of new home equity credit applications with the exception of bridge loans (loans where borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home) and, in accordance with a directive from our primary federal banking regulator, actively pursued strategies to decrease the outstanding balance of our home equity lending portfolio as well as our exposure to undrawn home equity lines of credit. Beginning March 20, 2012, we again offered new home equity lines of credit to qualifying existing home equity customers. In 2013, we further modified the product design and we extended the offer to both existing home equity customers and new consumers in Ohio, Florida, and selected counties in Kentucky. Over the course of the fiscal year ended September 30, 2014, we expanded the home equity product offering to include 21 states and the District of Columbia. Home equity lines of credit originated since 2013 contain a provision for amortizing loan payments during the draw period. These offers were, and are, subject to certain property and credit performance conditions which, among other items, related to CLTV, geography, borrower income verification, minimum credit scores and draw period duration. At September 30, 2017 and 2016, home equity loans totaled $307.5 million, or 2.5%, and $223.6 million, or 1.9%, respectively, of total loans receivable (which included $217.8 million and $182.6 million, respectively, of home equity lines of credit which were in the amortization period and no longer eligible to be drawn upon and $17.3 million and $2.0 million of bridge loans), and home equity lines of credit totaled $1.24 billion, or 10.0%, and $1.31 billion, or 11.1%, respectively, of total loans receivable. A bridge loan permits a borrower to utilize the existing equity in their current home to fund the purchase of a new home before the current home is sold. Bridge loans are originated for a one-year term, with no prepayment penalties. These loans have fixed interest rates, and are currently limited to a combined 80% LTV ratio (first and second mortgage liens). The Association charges a closing fee with respect to bridge loans. Additionally, at September 30, 2017 and 2016, the unadvanced amounts of home equity lines of credit totaled $1.43 billion and $1.25 billion, respectively.
Prior to June 28, 2010, the underwriting standards for home equity loans and home equity lines of credit were less restrictive than current underwriting standards, which impacted acceptable LTV ratios, minimum credit scores, income and employment verification and line amounts. Generally, the least restrictive qualifications and the most attractive product features from a borrower’s perspective were in place during portions of fiscal 2006 and 2007. Between 2007 and 2010 the home equity lending parameters became increasingly restrictive. The Association originated its home equity loans and home equity lines of credit without application fees (except for bridge loans) or borrower-paid closing costs. Home equity loans were offered with fixed interest rates, were fully amortizing and had terms of up to 15 years. The Association’s home equity lines of credit were offered with adjustable rates of interest indexed to the Prime Rate, as reported in The Wall Street Journal.

The following table sets forth credit exposure, principal balance, percent delinquent 90 days or more, the mean CLTV percent at the time of origination and the current CLTV percent of our home equity loans, home equity lines of credit and bridge loan portfolio as of September 30, 2017. Home equity lines of credit in the draw period are reported according to geographical distribution.

	Credit Exposure	Principal Balance	Percent Delinquent 90 days or more	Mean CLTV Percent at Origination(2)	Current Mean CLTV Percent(3)
	(Dollars in thousands)
Home equity lines of credit in draw period (by state):
Ohio	$1,177,766	$469,137	0.06%	60%	54%
Florida	420,071	227,093	0.25%	58%	52%
California	335,930	182,641	0.12%	64%	56%
Other (1)	736,536	365,992	0.07%	64%	61%
Total home equity lines of credit in draw period	2,670,303	1,244,863	0.11%	61%	56%
Home equity lines in repayment, home equity loans and bridge loans	307,452	307,452	1.41%	67%	54%
Total	$2,977,755	$1,552,315	0.35%	62%	55%
______________________

(1)	No individual other state has a committed or drawn balance greater than 10% of total loans and 5% of equity products.

(2)	Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.

(3)
Current Mean CLTV is based on best available first mortgage and property values as of September 30, 2017. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.

At September 30, 2017, 45.0% of our home equity lending portfolio was either in first lien position (26.5%) or was in a subordinate (second) lien position behind a first lien that we held (13.2%) or behind a first lien that was held by a loan that we originated, sold and now service for others (5.3%). At September 30, 2017, 15.8% of our home equity line of credit portfolio in the draw period was making only the minimum payment on their outstanding line balance.

The following table sets forth by calendar origination year, the credit exposure, principal balance, percent delinquent 90 days or more, the mean CLTV percent at the time of origination and the current mean CLTV percent of our home equity loans, home equity lines of credit and bridge loan portfolio as of September 30, 2017. Home equity lines of credit in the draw period are included in the year originated:

	Credit Exposure	Principal Balance	Percent Delinquent 90 Days or More	Mean CLTV Percent at Origination(1)	Current Mean CLTV Percent(2)
	(Dollars in thousands)
Home equity lines of credit in draw period:
2007 and Prior	$270,725	$141,511	0.36%	65%	55%
2008	465,906	256,555	0.20%	63%	57%
2009	189,863	78,588	0.34%	55%	51%
2010	16,134	5,943	—%	57%	47%
2011	—	—	—%	—%	—%
2012	4,632	1,201	—%	53%	43%
2013	49,669	18,391	—%	59%	45%
2014	200,541	80,912	—%	60%	49%
2015	286,645	129,569	0.02%	60%	53%
2016	507,144	234,496	—%	62%	59%
2017	679,044	297,697	—%	60%	60%
Total home equity lines of credit in draw period	2,670,303	1,244,863	0.11%	61%	56%
Home equity lines in repayment, home equity loans and bridge loans	307,452	307,452	1.41%	67%	54%
Total	$2,977,755	$1,552,315	0.35%	62%	55%
______________________

(1)	Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.

(2)
Current Mean CLTV is based on best available first mortgage and property values as of September 30, 2017. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.

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

The following table sets forth by fiscal year when the draw period expires, the principal balance of home equity lines of credit in the draw period as of September 30, 2017, segregated by the current combined LTV range.

	Current CLTV Category
Home equity lines of credit in draw period (by End of Draw Fiscal Year):	< 80%	80 - 89.9%	90 - 100%	>100%	Unknown (2)	Total
	(Dollars in thousands)
2018 (1)	$254,747	$35,569	$13,390	$11,103	$5,262	$320,071
2019 (1)	212,853	8,696	1,783	1,301	4,080	228,713
2020 (1)	140,767	547	11	62	1,773	143,160
2021 (1)	49,391	135	9	—	172	49,707
2022	58	36	—	—	—	94
2023	22	—	—	—	—	22
Post 2023	487,901	12,852	50	113	2,180	503,096
Total	$1,145,739	$57,835	$15,243	$12,579	$13,467	$1,244,863
______________________

(1)
Home equity lines of credit whose draw period ends in fiscal years 2018, 2019, 2020 and 2021 include $17.7 million, $62.9 million, $126.5 million and $49.6 million respectively, of lines where the customer has an amortizing payment during the draw period. All home equity lines of credit whose draw period ends in fiscal years after 2021 have an amortizing payment during the draw period.

(2)	Market data necessary for stratification is not readily available.
As shown in the origination by year table,which is the second preceding table above, the percentage of loans delinquent 90 days or more (seriously delinquent) originated during the years 2009 and earlier are comparatively higher than the years following 2009. Those years saw rapidly increasing housing prices, especially in our Florida market. As housing prices declined along with the general economic downturn and higher levels of unemployment that accompanied the 2008 financial crisis, we see that reflected in delinquencies for those years. Home equity lines of credit originated during those years also saw higher loan amounts, higher permitted LTV ratios, and lower credit scores. However, recent increases in home values have reversed the trend of the general decrease in housing values from the aftermath of the 2008 financial crisis, resulting in current mean CLTV percentages becoming lower than the mean CLTV percentages at origination, which was not the case for a number of years. Increased home values have also allowed customers to refinance their home equity lines of credit approaching the end of draw period. The combination of the principal balance of all home equity products no longer in the draw period, plus those lines originated in 2009 and earlier, is $784.1 million, a reduction of $322.2 million during the current fiscal year. In addition, as shown in the table below, the principal balance of home equity lines of credit in the draw period that have a current mean CLTV over 80% or unknown is $99.1 million at September 30, 2017, a reduction of $108.1 million during the current fiscal year.
While there have been recent improvements, the previous past weakness in the housing market and the uncertainty with respect to future employment levels and economic prospects, causes us to continue to conduct an expanded loan level evaluation of our home equity lines of credit which are delinquent 90 days or more.

The following table sets forth the breakdown of current mean CLTV percentages for our home equity lines of credit in the draw period as of September 30, 2017.

	Credit Exposure	Principal Balance	Percent of Total Principal Balance	Percent Delinquent 90 days or More	Mean CLTV Percent at Origination(2)	Current Mean CLTV Percent(3)
	(Dollars in thousands)
Home equity lines of credit in draw period (by current mean CLTV):
< 80%	$2,513,063	$1,145,813	92.1%	0.08%	60%	54%
80 - 89.9%	95,905	57,834	4.6%	0.49%	80%	83%
90 - 100%	18,509	15,243	1.2%	0.16%	82%	94%
> 100%	14,269	12,579	1.0%	0.67%	78%	128%
Unknown (1)	28,557	13,394	1.1%	—%	57%	(1)
	$2,670,303	$1,244,863	100.0%	0.11%	61%	56%
______________________

(1)	Market data necessary for stratification is not readily available.

(2)	Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.

(3)
Current Mean CLTV is based on best available first mortgage and property values as of September 30, 2017. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.

Construction Loans. The Association originates construction loans to individuals for the construction of their personal single-family residence by a qualified builder (construction/permanent loans). The Association’s construction/permanent loans generally provide for disbursements to the builder or sub-contractors during the construction phase as work progresses. During the construction phase, the borrower only pays interest on the drawn balance. Upon completion of construction, the loan converts to a permanent amortizing loan without the expense of a second closing. The Association offers construction/permanent loans with fixed or adjustable rates, and a current maximum loan-to-completed-appraised value ratio of 85%. At September 30, 2017, construction loans totaled $61.0 million, or 0.5% of total loans receivable. At September 30, 2017, the unadvanced portion of these construction loans totaled $34.1 million.
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
Loan Originations, Purchases, Sales, Participations and Servicing. Lending activities are conducted primarily by the Association’s loan personnel (all of whom are non-commissioned associates) operating at our main and branch office locations and at our loan production offices. All loans that the Association originates are underwritten pursuant to its policies and procedures, which, for real estate loans, are consistent with the ability to repay guidance provided by the CFPB. A small number of loans originated with the intent to sell and certain other long-term, fixed rate loans, as described below, are originated using Fannie Mae underwriting guidelines. The majority of loans however, are originated using guidelines that are similar, but not identical to Fannie Mae underwriting guidelines. The Association originates both adjustable-rate and fixed-rate loans and advertises extensively throughout its market area. Its ability to originate fixed- or adjustable-rate loans is dependent upon the relative consumer demand for such loans, which is affected by current market interest rates as well as anticipated future market interest rates. The Association’s loan origination and sales activity may be adversely affected by a rising interest rate environment or economic recession, which typically results in decreased loan demand. The Association’s residential real estate mortgage loan originations are generated by its in-house loan representatives, by direct mail solicitations, by referrals from existing or past customers, by referrals from local builders and real estate brokers, from calls to its telephone call center and from the internet.
Except for loans originated in accordance with the guidelines of Fannie Mae's HARP II and HomeReady programs, which loans are originated with the intent to sell, the Association decides whether to retain, sell or securitize the loans that it originates, after evaluating current and projected market interest rates, its interest rate risk objectives, its liquidity needs and other factors. During the fiscal year ended September 30, 2017, the Association sold to Fannie Mae, in either whole loan or security form, $211.0 million of long-term, fixed-rate residential real estate mortgage loans and to the FHLB of Cincinnati, $38.4 million of long-term, fixed-rate residential real estate mortgage loans, all on a servicing retained basis. In addition to sales of long-term, fixed-rate residential real estate mortgage loans, during the fiscal year ended September 30, 2013, the Association also sold to private parties, non-agency eligible, long-term fixed-rate and adjustable-rate loans on a servicing retained basis. Those fiscal 2013 sales evidenced the saleability of our loans that are not originated in accordance with agency specified procedures, including adjustable-rate loans. As described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation - Controlling Our Interest Rate Risk Exposure, effective July 1, 2010, Fannie Mae, historically the Association’s primary loan investor, implemented certain loan origination requirement changes affecting loan eligibility that, prior to May 2013, we had not adopted. In May 2013, we implemented loan origination changes with respect to a small portion of our loan originations, which were approved by Fannie Mae on November 15, 2013, which allow that portion of our first mortgage loan originations that were processed using the revised procedures to be eligible for securitization and sale in Fannie Mae mortgage backed security form. The balance of loans held for sale was $0.4 million at September 30, 2017, which were originated pursuant to the guidelines of Fannie Mae's HARP II and HomeReady programs.
Historically, the Association has retained the servicing rights on all residential real estate mortgage loans that it has sold, and intends to continue this practice into the future. At September 30, 2017, the Association serviced loans owned by others with a principal balance of $1.85 billion, including $4.2 million of loans sold to Fannie Mae subject to recourse. All recourse sales occurred prior to the year 2000. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. The Association retains a portion of the interest paid by the borrower on the loans it services as consideration for its servicing activities. The Association did not enter into any loan participations during the fiscal year ended September 30, 2017 and does not expect to do so in the near future.
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
The Association’s policies and loan approval limits are established by its Board of Directors. The Association’s Board of Directors has delegated authority to its Executive Committee (consisting of the Association’s Chief Executive Officer and two directors) to review and assign lending authorities to certain individuals of the Association to consider and approve loans within their designated authority. Residential real estate mortgage loans and construction loans require the approval of one individual with designated underwriting authority.
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
	(Dollars in thousands)
September 30, 2017
Real estate loans:
Residential Core
Ohio	82	$6,850	114	$8,756	196	$15,606
Florida	12	1,671	26	2,507	38	4,178
Other	1	149	4	712	5	861
Total Residential Core	95	8,670	144	11,975	239	20,645
Residential Home Today
Ohio	123	5,244	193	6,678	316	11,922
Florida	4	319	5	173	9	492
Kentucky	—	—	—	—	—	—
Total Residential Home Today	127	5,563	198	6,851	325	12,414
Home equity loans and lines of credit
Ohio	117	3,037	133	2,134	250	5,171
Florida	48	1,884	99	2,345	147	4,229
California	7	590	9	354	16	944
Other	22	859	44	575	66	1,434
Total Home equity loans and lines of credit	194	6,370	285	5,408	479	11,778
Construction	—	—	—	—	—	—
Total	416	$20,603	627	$24,234	1,043	$44,837

	Loans Delinquent For
	30-89 Days		90 Days or Over		Total
	Number	Amount	Number	Amount	Number	Amount
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
Total loans seriously delinquent (i.e. delinquent 90 days or over) decreased five basis points to 0.19% of total net loans at September 30, 2017, from 0.24% at September 30, 2016. The percentage of seriously delinquent loans to total net loans decreased in the residential Core portfolio from 0.13% to 0.10%. Such loans in the residential Home Today portfolio decreased from 0.06% to 0.05%; and in the home equity loans and lines of credit portfolio the percentage was 0.04% as of both dates. Although regional employment levels have improved, we expect some borrowers who are current on their loans at September 30, 2017 to experience payment problems in the future. In addition, Hurricane Irma affected much of our Florida markets when it made landfall in September, 2017. There was minimal damage to our branch office operations and to the best of our knowledge, little damage to properties securing our mortgage loans. However we have offered homeowners in the affected areas an option to defer three months of mortgage payments to lessen any financial strain related to the storm. We expect there may be a related increase in short term delinquencies subsequent to September 30, 2017 as these payment deferrals are resolved through repayment plans, term extensions or other loan modifications, but we do not expect a material increase in loan losses as a result of these payment deferrals.
Non-performing Assets and Restructured Loans: Collection Procedures. Within 15 days of a borrower’s delinquency, the Association attempts personal, direct contact with the borrower to determine the reason for the delinquency, to ensure that the borrower correctly understands the terms of the loan and to emphasize the importance of making payments on or before the due date. If necessary, subsequent late charges and delinquent notices are issued and the borrower’s account will be monitored on a regular basis thereafter. The Association also mails system-generated reminder notices on a monthly basis. When a loan is more than 30 days past due, the Association attempts to contact the borrower and develop a plan of repayment. By the 90th day of delinquency, the Association may recommend foreclosure. By this date, if a repayment agreement has not been established, or if an agreement is established but is subsequently broken, the borrower’s credit file is reviewed and, if considered necessary, the loan will be evaluated for impairment. For further discussion on evaluating loans for impairment, see Note 5. LOANS AND ALLOWANCE FOR LOAN LOSSES. A summary report of all loans 30 days or more past due is provided to the Association’s Board of Directors.
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

The table below sets forth the recorded investments and categories of our non-performing assets and TDRs at the dates indicated.

	September 30,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
Residential Core	$43,797	$51,304	$62,293	$79,388	$91,048
Residential Home Today	18,109	19,451	22,556	29,960	34,813
Home equity loans and lines of credit(1)	17,185	19,206	21,514	26,189	29,943
Construction	—	—	427	—	41
Total non-accrual loans(2)(3)	79,091	89,961	106,790	135,537	155,845
Real estate owned	5,521	6,803	17,492	21,768	22,666
Total non-performing assets	$84,612	$96,764	$124,282	$157,305	$178,511
Ratios:
Total non-accrual loans to total loans	0.63%	0.76%	0.95%	1.27%	1.53%
Total non-accrual loans to total assets	0.58%	0.70%	0.86%	1.15%	1.38%
Total non-performing assets to total assets	0.62%	0.75%	1.00%	1.33%	1.58%
TDRs (not included in non-accrual loans above):
Real estate loans:
Residential Core	$53,511	$57,942	$60,175	$59,630	$63,045
Residential Home Today	28,751	32,401	35,674	39,148	46,435
Home equity loans and lines of credit	20,864	16,528	11,904	8,117	7,092
Construction	—	—	—	—	259
Total	$103,126	$106,871	$107,753	$106,895	$116,831
______________________

(1)
The totals at September 30, 2017, 2016, 2015, 2014 and 2013 include $0.5 million, $1.3 million, $1.8 million, $2.5 million and $5.3 million of performing home equity lines of credit, pursuant to regulatory guidance regarding senior lien delinquency issued in January 2012.

(2)
At September 30, 2017, 2016, 2015, 2014 and 2013 the totals include $47.0 million, $51.4 million, $55.5 million, $58.7 million and $54.3 million respectively, in TDRs which: are less than 90 days past due but included with non-accrual loans for a minimum period of six months from the restructuring date due to their non-accrual status prior to restructuring; because they have been partially charged off; or because all borrowers have filed Chapter 7 bankruptcy, and had not reaffirmed or been dismissed.

(3)
At September 30, 2017, 2016, 2015, 2014, and 2013 the totals include $11.9 million, $12.4 million, $15.0 million, $20.9 million and $$30.6 million in TDRs that are 90 days or more past due respectively.

The gross interest income that would have been recorded during the year ended September 30, 2017 on non-accrual loans if they had been accruing during the entire period and TDRs if they had been current and performing in accordance with their original terms during the entire period was $10.2 million. The interest income recognized on those loans included in net income for the year ended September 30, 2017 was $6.8 million.
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

	At or For the Years Ended September 30,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Balance of Non-Accrual Loans	$79,091	$89,961	$106,790	$135,537	$155,845
Accruing TDRs	103,126	106,871	107,753	106,895	116,831
Performing Impaired Loans	3,607	4,022	5,276	5,389	7,761
Less Loans Collectively Evaluated	(5,264)	(6,004)	(7,647)	(14,435)	(17,396)
Balance of Total Impaired loans	$180,560	$194,850	$212,172	$233,386	$263,041
The balance of total (accrual and non-accrual) TDRs was $162.0 million at September 30, 2017, $8.6 million decrease from September 30, 2016. Of the $162.0 million of TDRs recorded at September 30, 2017, $86.6 million is in the Residential Core portfolio, $44.0 million is in the Home Today portfolio and $31.4 million is in the Home equity loans and lines of credit portfolio.
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
The following table sets forth the recorded investments of accrual and non-accrual TDRs, by the types of concessions granted as of September 30, 2017.

	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Restructurings	Bankruptcy	Total
	(Dollars in thousands)
Accrual
Residential Core	$10,847	$498	$6,483	$17,891	$10,710	$7,082	$53,511
Residential Home Today	4,217	—	3,177	9,450	10,977	930	28,751
Home equity loans and lines of credit	106	5,551	236	12,241	226	2,504	20,864
Total	$15,170	$6,049	$9,896	$39,582	$21,913	$10,516	$103,126
Non-Accrual, Performing
Residential Core	$1,006	$—	$485	$2,715	$8,161	$15,039	$27,406
Residential Home Today	688	—	838	866	5,358	2,562	10,312
Home equity loans and lines of credit	—	272	54	2,202	1,202	5,562	9,292
Total	$1,694	$272	$1,377	$5,783	$14,721	$23,163	$47,010
Non-Accrual, Non-Performing
Residential Core	$632	$23	$1,208	$672	$1,588	$1,548	$5,671
Residential Home Today	536	—	796	222	2,543	845	4,942
Home equity loans and lines of credit	—	210	83	218	43	717	1,271
Total	$1,168	$233	$2,087	$1,112	$4,174	$3,110	$11,884
Total TDRs
Residential Core	$12,485	$521	$8,176	$21,278	$20,459	$23,670	$86,589
Residential Home Today	5,441	—	4,811	10,538	18,877	4,337	44,004
Home equity loans and lines of credit	106	6,033	373	14,661	1,471	8,783	31,427
Total	$18,032	$6,554	$13,360	$46,477	$40,807	$36,790	$162,020

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
Real Estate Owned. Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until sold. When property is acquired, it is recorded at the estimated fair market value at the date of foreclosure less estimated costs to sell, establishing a new cost basis. Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions. Subsequent to acquisition, real estate owned is carried at the lower of the cost basis or estimated fair market value less estimated costs to sell. Increases in the fair market value are recognized through income not exceeding the valuation allowance. Holding costs and declines in estimated fair market value result in charges to expense after acquisition. At September 30, 2017, we had $5.5 million in real estate owned.
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
When we classify assets as either substandard or doubtful, we allocate a portion of the related general loss allowances to such assets as we deem prudent. The allowance for loan losses is the amount estimated by management as necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. When we classify a problem asset as loss, we charge-off that portion of the asset that is uncollectible. Our determinations as to the classification of our assets and the amount of our loss allowances are subject to review by the Association's primary federal regulator, the OCC, which can require that we establish additional loss allowances. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of our review of assets at September 30, 2017, the recorded investment of classified assets consists of substandard assets of $96.8 million, including $5.5 million of real estate owned, and $3.8 million of assets designated special mention. As of September 30, 2017, there were no individual assets with balances exceeding $1 million that were classified as substandard. Substandard assets at September 30, 2017 include $24.2 million of loans 90 or more days past due and $67.1 million of loans less than 90 days past due displaying a weakness sufficient to warrant an adverse classification, the majority of which are TDRs.
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

(2)
general valuation allowances (GVAs), which are comprised of quantitative GVAs, which are general allowances for loan losses for each loan type based on historical loan loss experience and qualitative GVAs which are adjustments to the quantitative GVAs, maintained to cover uncertainties that affect our estimate of incurred probable losses for each loan type.

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
When loan restructurings qualify as TDRs and the loans are performing according to the terms of the restructuring, we record an IVA based on the present value of expected future cash flows, which includes a factor for subsequent potential defaults, discounted at the effective interest rate of the original loan contract. Potential defaults are distinguished from multiple restructurings as borrowers who default are not eligible for a subsequent restructuring. At September 30, 2017, the balance of such IVAs was $11.1 million. In instances when loans require multiple restructurings, additional valuation allowances may be required. The new valuation allowance on a loan that has multiple restructurings, is calculated based on the present value of the expected cash flows, discounted at the effective interest rate of the original loan contract, considering the new terms of the restructured agreement. Due to the immaterial amount of this exposure to date, we continue to capture this exposure as a component of our qualitative GVA evaluation. The significance of this exposure will be monitored and if warranted, we will enhance our loan loss methodology to include a new default factor (developed to reflect the estimated impact to the balance of the allowance for loan losses that will occur as a result of subsequent future restructurings) that will be assessed against all loans reviewed collectively. If new default factors are implemented, the qualitative GVA methodology will be adjusted to preclude duplicative loss consideration.
Home equity loans and lines of credit generally have higher credit risk than traditional residential mortgage loans. These loans and lines are usually in a second lien position and when combined with the first mortgage, result in generally higher overall LTV ratios. In a stressed housing market with high delinquencies and decreasing housing prices, as arose beginning in 2008, these higher LTV ratios represent a greater risk of loss to the Company. A borrower with more equity in the property has a vested interest in keeping the loan current compared to a borrower with little or no equity in the property. We conduct an expanded loan level evaluation of our home equity loans and lines of credit, including bridge loans, which are delinquent 90 days or more. This expanded evaluation is in addition to our traditional evaluation procedures. Although the level of home equity loans and lines of credit charge-offs has been reduced during the year from previous levels and recoveries have actually exceeded gross charge-offs, our home equity loans and lines of credit portfolio continued to comprise a significant portion of our gross charge-offs during the current year. At September 30, 2017, we had a recorded investment of $1.57 billion in home equity loans and equity lines of credit outstanding, 0.3% of which were delinquent 90 days or more.
Construction loans generally have greater credit risk than traditional residential real estate mortgage loans as discussed in the Construction Loans section above.
We periodically evaluate the carrying value of loans and the allowance is adjusted accordingly. While we use the best information available to make evaluations, future additions to the allowance may be necessary based on unforeseen changes in loan quality and economic conditions. For more information regarding the allowance for loan losses, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The following table sets forth activity in our allowance for loan losses segregated by geographic location for the periods indicated. The majority of our construction loan portfolio is secured by properties located in Ohio and the balances of Other consumer loans are immaterial; therefore neither was segregated.

	At or For the Years Ended September 30,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Allowance balance (beginning of the year)	$61,795	$71,554	$81,362	$92,537	$100,464
Charge-offs:
Real estate loans:
Residential Core
Ohio	1,728	3,214	4,522	8,406	10,534
Florida	1,272	981	1,703	7,782	6,129
Other	29	99	641	32	56
Total Residential Core	3,029	4,294	6,866	16,220	16,719
Residential Home Today
Ohio	2,172	2,649	3,277	7,336	11,869
Florida	83	112	175	286	433
Other	21	—	—	—	—
Total Residential Home Today	2,276	2,761	3,452	7,622	12,302
Home equity loans and lines of credit
Ohio	2,707	3,095	5,241	4,879	4,604
Florida	2,560	2,885	4,017	8,004	14,147
California	199	76	498	1,021	2,490
Other	707	1,790	1,278	2,039	2,302
Total Home equity loans and lines of credit	6,173	7,846	11,034	15,943	23,543
Construction	—	—	—	192	294
Total charge-offs	11,478	14,901	21,352	39,977	52,858
Recoveries:
Real estate loans:
Residential Core	5,458	3,708	5,369	2,742	2,061
Residential Home Today	1,311	1,433	1,533	1,909	775
Home equity loans and lines of credit	8,862	7,969	7,468	4,918	4,964
Construction	—	32	174	233	131
Total recoveries	15,631	13,142	14,544	9,802	7,931
Net recoveries (charge-offs)	4,153	(1,759)	(6,808)	(30,175)	(44,927)
Provision (credit) for loan losses	(17,000)	(8,000)	(3,000)	19,000	37,000
Allowance balance (end of the year)	$48,948	$61,795	$71,554	$81,362	$92,537
Ratios:
Net charge-offs (recoveries) to average loans outstanding	(0.03)%	0.02%	0.06%	0.29%	0.44%
Allowance for loan losses to non-accrual loans at end of the year	61.89%	68.69%	67.00%	60.03%	59.38%
Allowance for loan losses to the total recorded investment in loans at end of the year	0.39%	0.52%	0.64%	0.76%	0.91%
Charge-offs decreased during the year ended September 30, 2017 in all portfolios when compared to the year ended September 30, 2016, reflecting the improving market conditions. We continue to evaluate loans becoming delinquent for potential losses and record provisions for the estimate of those losses.

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

	At September 30,
	2017			2016			2015
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential Core	$14,186	29.0%	86.2%	$15,068	24.4%	85.5%	$22,596	31.6%	83.9%
Residential Home Today	4,508	9.2	0.9	7,416	12.0	1.0	9,997	14.0	1.2
Home equity loans and lines of credit	30,249	61.8	12.4	39,304	63.6	13.0	38,926	54.4	14.4
Construction	5	—	0.5	7	—	0.5	35	—	0.5
Total allowance	$48,948	100.0%	100.0%	$61,795	100.0%	100.0%	$71,554	100.0%	100.0%

	At September 30,
	2014			2013
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential Core	$31,080	38.2%	82.2%	$35,427	38.3%	79.4%
Residential Home Today	16,424	20.2	1.5	24,112	26.0	1.7
Home equity loans and lines of credit	33,831	41.6	15.8	32,818	35.5	18.2
Construction	27	—	0.5	180	0.2	0.7
Total allowance	$81,362	100.0%	100.0%	$92,537	100.0%	100.0%
During the year ended September 30, 2017, the total allowance for loan losses decreased $12.9 million, to $48.9 million from $61.8 million at September 30, 2016, as we recorded a negative $17.0 million provision for loan losses, which offset the impact to the allowance of recorded net recoveries of $4.2 million for the year. The allowance for loan losses related to loans evaluated collectively decreased by $11.3 million during the year ended September 30, 2017, and the allowance for loan losses related to loans evaluated individually decreased by $1.6 million. Refer to the "Activity in the Allowance for Loan Losses" and "Analysis of the Allowance for Loan Losses" tables in Note 5 of the Notes to Consolidated Financial Statements for more information. Other than the less significant construction and other consumer loans segments, changes during the year ended September 30, 2017 in the balances of the GVAs, excluding changes in IVAs, related to the significant loan segments are described as follows:

•
Residential Core – The total balance of this segment of the loan portfolio increased 6.8% or $681.4 million while the total allowance for loan losses for this segment decreased 5.2% or $0.8 million. The portion of this loan segment’s allowance for loan losses that was determined by evaluating groups of loans collectively (i.e. those loans that were not individually evaluated), increased $0.8 million, or 13.0%, from $6.1 million at September 30, 2016 to $6.9 million at September 30, 2017. The ratio of this portion of the allowance for loan losses to the total balance of loans in this loan segment that were evaluated collectively, was 0.06% as of both dates. The decreases in the balance and ratio of the allowance for loan losses were reflective of the improvements in the levels of loan delinquencies and the reduction in the amount of net charge offs during the current year when compared to prior periods. These improvements occurred as the balance of this loan segment grew during the year due to the addition of high credit quality, residential first mortgage loans. Total delinquencies decreased 18.7% to $20.6 million at September 30, 2017 from $25.4 million at September 30, 2016. Loans 90 or more days delinquent decreased 23.2% to $12.0 million at September 30, 2017 from $15.6 million at September 30, 2016. There were net recoveries during the current year of $2.4 million as compared to

$0.6 million of net charge-offs during the year ended September 30, 2016. As there continues to be a consistent improving trend in asset quality of this portfolio, additional reductions in the allowance may be warranted, offset by any increase that may be warranted from the overall rise in the portfolio balance.

•
Residential Home Today – The total balance of this segment of the loan portfolio decreased 10.6% or $12.8 million as new loans are no longer being originated in this portfolio. The total allowance for loan losses for this segment decreased by $2.9 million or 39.2%. The portion of this loan segment’s allowance for loan losses that was determined by evaluating groups of loans collectively (i.e. those loans that were not individually evaluated), decreased by 49.1% from $4.4 million at September 30, 2016 to $2.3 million at September 30, 2017. Similarly, the ratio of this portion of the allowance to the total balance of loans in this loan segment that were evaluated collectively, decreased 2.7% to 3.7% at September 30, 2017 from 6.4% at September 30, 2016. Total delinquencies decreased from $15.2 million at September 30, 2016 to $12.4 million at September 30, 2017. Delinquencies greater than 90 days decreased from $7.4 million to $6.9 million during the same period. The credit profile of the remaining Home Today portfolio segment in total improved during the year and net charge-offs were less at $1.0 million during the year ended September 30, 2017 as compared to $1.3 million during the year ended September 30, 2016. Despite the improving trends, there still remains concern surrounding the overall credit profile of Home Today borrowers based on the generally less stringent credit requirements that were in place at the time that these borrowers qualified for their loans. This increases the risk when impairment is identified through discharged Chapter 7 bankruptcy, restructurings and a high portfolio delinquency when compared to the other portfolios.

•
Home Equity Loans and Lines of Credit – The total balance of this segment of the loan portfolio increased 1.8% or $27.5 million from $1.54 billion at September 30, 2016 to $1.57 billion at September 30, 2017. The total allowance for loan losses for this segment decreased 23.0% to $30.2 million from $39.3 million at September 30, 2016. The portion of this loan segment's allowance for loan losses that was determined by evaluating groups of loans collectively (i.e. those loans that were not individually evaluated) decreased by $9.8 million, or 25.4%, from $38.6 million to $28.8 million during the year ended September 30, 2017. The ratio of this portion of the allowance to the total balance of loans in this loan segment that were evaluated collectively also decreased to 1.9% at September 30, 2017 from 2.6% at September 30, 2016. Net charge-offs for this loan segment during the current year were less due to a decrease in gross charge-offs and an increase in loan recoveries, resulting in net recoveries of $2.7 million for the current year as compared to net recoveries of $123 thousand for the year ended September 30, 2016. Total delinquencies for this portfolio segment increased 3.8% to $11.8 million at September 30, 2017 as compared to $11.3 million at September 30, 2016. Delinquencies greater than 90 days increased 9.7% to $5.4 million at September 30, 2017 from $4.9 million at September 30, 2016. The credit metrics of this loan segment were mixed as recoveries exceeded charge-offs, while total delinquencies slightly increased during the current year, but the overall downward shift of risk level in the portfolio led to the reduction of the total allowance. The reduction in the allowance is also supported by a reduction of the principal balance of home equity lines of credit coming to the end of the draw period. In recent years, a large portion of the overall allowance has been allocated to the home equity loans and lines of credit portfolio to address exposure from customers whose lines of credit were originated without amortizing payments during the draw period and who could face potential increased payment shock at the end of the draw period. In general, home equity lines of credit originated prior to June 2010 were characterized by a ten-year draw period, with interest only payments, followed by a ten-year repayment period. However, a large number of those lines of credit approaching the end of draw period have been paid off or refinanced without significant loss. The principal balance of home equity lines of credit originated prior to 2010 without amortizing payments during the draw period that are coming to the end of the draw period through fiscal 2020 is $482.4 million at September 30, 2017, compared to $891.2 million at September 30, 2016. As this exposure decreases without incurring significant loss, the portion of the overall allowance allocated to the home equity loans and lines of credit category can be decreased. Generally, there were minimal home equity lines of credit originated between June 2010 and February 2013 and those originated after February 2013 require an amortizing payment during the draw period and do not face the same end-of-draw increased payment shock risk. However, the balance and ratio of this loan segment's allowance for loan losses continue to reflect our consideration of the potentially adverse impact that required payment increases that occur as home equity lines of credit near the end of their draw periods may have on our borrowers ability to meet their debt service obligations.

While the portfolio performance has improved, loan losses on home equity loans and lines of credit continued to comprise a large component of our gross charge-offs for 2017 and are expected to continue to represent a large portion of our charge-offs for the foreseeable future until non-performing loan balances begin to decrease by more than the charge-offs.
Our analysis for evaluating the adequacy of and the appropriateness of our loan loss provision and allowance for loan losses is continually refined as new information becomes available and actual loss experience is acquired. During the years ended September 30, 2017, 2016, 2015, 2014 and 2013 no material changes were made to the allowance or allowance methodology.

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
The Association’s investment policy requires that it invest primarily in debt securities issued by the U.S. Government, agencies of the U.S. Government, and government-sponsored entities, which include Fannie Mae and Freddie Mac. The policy also permits investments in mortgage-backed securities, including pass-through securities issued and guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae as well as collateralized mortgage obligations and real estate mortgage investment conduits issued or backed by securities issued by these governmental agencies and government-sponsored entities. The investment policy also permits investments in asset-backed securities, banker’s acceptances, money market funds, term federal funds, repurchase agreements and reverse repurchase agreements.
The Association’s investment policy does not permit investment in municipal bonds, corporate debt obligations, preferred or common stock of government agencies or equity securities other than its required investment in the common stock of the FHLB of Cincinnati. As of September 30, 2017, we held no asset-backed securities or securities with sub-prime credit risk exposure, nor did we hold any banker’s acceptances, term federal funds, repurchase agreements or reverse repurchase agreements. As a federal savings association, the Association is not permitted to invest in equity securities. This general restriction does not apply to the Company. The Association’s investment policy permits the use of interest rate agreements (caps, floors and collars) and interest rate exchange contracts (swaps) in managing our interest rate risk exposure. The use of financial futures, however, is prohibited without specific approval from its Board of Directors.
FASB ASC 320, “Investments-Debt and Equity Securities,” requires that, at the time of purchase, we designate a security as held to maturity, available-for-sale, or trading, depending on our ability and intent. Securities designated as available-for-sale are reported at fair value, while securities designated as held to maturity are reported at amortized cost. As a result of previous guidance from the Company's primary regulator that indicated that the Company's reported balance of liquid assets could not include any investment security not classified as available for sale, all investment securities held by the Company are classified as available for sale. We do not have a trading portfolio.
Our investment portfolio at September 30, 2017, consisted of $8.5 million in primarily fixed-rate securities guaranteed by Fannie Mae, and $533.4 million of REMICs collateralized only by securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.
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

	At September 30,
	2017		2016		2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Investments available for sale:
U.S. Government and agency obligations	$—	$—	$—	$—	$2,000	$2,002
REMICs	533,427	528,536	508,044	507,997	570,194	572,451
Fannie Mae certificates	8,537	8,943	9,184	9,869	9,897	10,600
Total investment securities available for sale	$541,964	$537,479	$517,228	$517,866	$582,091	$585,053

Portfolio Maturities and Yields. The composition and maturities of our securities portfolio at September 30, 2017 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. All of our securities at September 30, 2017 were taxable securities.

	One Year or Less		More than One Year Through Five years		More than Five Years Through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
			(Dollars in thousands)
Investments available-for-sale:
REMICs	—	—%	5	2.68%	90,890	1.69%	442,532	1.82%	533,427	528,536	1.80%
Fannie Mae certificates	—	—%	5,345	2.35%	604	7.90%	2,588	6.19%	8,537	8,943	3.91%
Total investment securities available-for-sale	$—	—%	$5,350	2.35%	$91,494	1.73%	$445,120	1.84%	$541,964	$537,479	1.83%
Sources of Funds
General. Deposits traditionally have been the primary source of funds for the Association’s lending and investment activities. The Association also borrows, primarily from the FHLB of Cincinnati and the FRB-Cleveland Discount Window, to supplement cash flow, to lengthen the maturities of liabilities for interest rate risk management purposes and to manage its cost of funds. Additional sources of funds are scheduled loan payments, maturing investments, loan prepayments, collateralized wholesale borrowings, income on other earning assets, the proceeds from loan sales, and brokered CDs.
Deposits. The Association obtains deposits primarily from the areas in which its branch offices are located, as well as from its customer service call center, its internet website, and from brokered CDs. It relies on its competitive pricing, convenient locations, and customer service to attract and retain its non-brokered deposits. It offers a variety of retail deposit accounts with a range of interest rates and terms. Its retail deposit accounts consist of savings accounts (primarily high-yield savings), checking accounts, CDs, individual retirement accounts, and other qualified plan accounts.
Interest rates paid, maturity terms, service fees, and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market interest rates, liquidity requirements, interest rates paid by competitors, and our deposit growth goals.
At September 30, 2017, deposits totaled $8.15 billion. Checking accounts totaled $987.0 million (including $911.6 million of high-yield checking accounts) and savings accounts totaled $1.47 billion (including $1.36 billion of high-yield savings accounts). At September 30, 2017, the Association had a total of $5.69 billion in CDs (including $620.7 million of brokered CDs), of which $2.13 billion had remaining maturities of one year or less. Based on historical experience and its current pricing strategy, management believes the Association will retain a large portion of these accounts upon maturity.
The following table sets forth the distribution of the Association’s average total deposit accounts, by account type, for the fiscal years indicated.

	For the Years Ended September 30,
	2017			2016			2015
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Checking	992,042	12.1%	0.09%	$990,592	11.9%	0.13%	$995,736	11.8%	0.14%
Savings	1,514,275	18.5%	0.14%	1,563,448	18.8%	0.18%	1,636,093	19.3%	0.19%
Certificates of deposit	5,672,212	69.4%	1.49%	5,756,861	69.3%	1.49%	5,836,053	68.9%	1.53%
Total deposits	$8,178,529	100.0%	1.07%	$8,310,901	100.0%	1.08%	$8,467,882	100.0%	1.12%
As of September 30, 2017, the aggregate amount of the Association’s outstanding CDs in amounts greater than or equal to $100,000 was approximately $2.69 billion. The following table sets forth the maturity of those CDs as of September 30, 2017.

At September 30, 2017
(In thousands)
Three months or less	$323,026
Over three months through six months	141,048
Over six months through one year	485,879
Over one year to three years	1,294,243
Over three years	441,466
Total	$2,685,662

The following table sets forth the Association's CDs, by interest rate range and length of time until maturity, at September 30, 2017.

	Period to Maturity
	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total
	(Dollars in thousands)
Interest Rate Range:
0.99% and below	$531,640	$254,524	$43,597	$47,923	$877,684	15.43%
1.00% to 1.99%	1,473,180	1,229,516	1,062,747	583,475	4,348,918	76.44%
2.00% to 2.99%	122,270	356	27,132	299,600	449,358	7.90%
3.00% to 3.99%	515	4,977	3,156	—	8,648	0.15%
4.00% and above	3,960	668	—	—	4,628	0.08%
Total	$2,131,565	$1,490,041	$1,136,632	$930,998	$5,689,236	100.00%
The following table sets forth the Association’s CDs classified by interest rate range at the dates indicated.

	At September 30,
	2017	2016	2015
	(Dollars in thousands)
Interest Rate
0.99% and below	$877,684	$1,164,802	$1,641,838
1.00% to 1.99%	4,348,918	4,214,976	3,293,964
2.00% to 2.99%	449,358	411,229	552,902
3.00% to 3.99%	8,648	9,487	158,504
4.00% and above	4,628	19,148	31,410
Total	$5,689,236	$5,819,642	$5,678,618

Borrowings. At September 30, 2017, the Association had $3.67 billion of borrowings from the FHLB of Cincinnati. During the fiscal year ended September 30, 2017, the Association’s only third party borrowings consisted of loans, commonly referred to as “advances,” from the FHLB of Cincinnati. Borrowings from the FHLB of Cincinnati are secured by the Association’s investment in the common stock of the FHLB of Cincinnati as well as by a blanket pledge of its mortgage portfolio not otherwise pledged. Our current, immediate additional borrowing capacity with the FHLB of Cincinnati is $41.0 million as limited by the amount of FHLB of Cincinnati common stock that we own. Based on the amount of collateral that is subject to the blanket pledge that secures advances, in addition to the existing available capacity, our capacity limit for additional borrowings from the FHLB of Cincinnati at September 30, 2017 was $4.87 billion, subject to satisfaction of the FHLB of Cincinnati common stock ownership requirement. To satisfy the common stock ownership requirement, we would have to increase our ownership of FHLB of Cincinnati common stock by an additional $97.4 million. The ability to borrow from the FRB-Cleveland Discount Window is also available to the Association and is secured by a pledge of specific loans in the Association’s mortgage portfolio. At September 30, 2017, the Association had the capacity to borrow up to $72.3 million from the FRB-Cleveland and had no amount outstanding as of that date.

The following table sets forth information concerning balances and interest rates on the Association’s borrowings at and for the periods shown:

	At or For The Fiscal Years Ended September 30,
	2017	2016	2015
	(Dollars in thousands)
Balance at end of year	$3,671,377	$2,718,795	$2,168,627
Average balance during year	$3,231,709	$2,284,881	$2,312,977
Maximum outstanding at any month end	$3,679,225	$2,720,903	$2,745,262
Weighted average interest rate at end of year	1.36%	1.01%	1.14%
Average interest rate during year	1.32%	1.23%	0.86%
The Association has utilized borrowings from the FHLB of Cincinnati to manage its on-balance sheet liquidity, to replace maturing, high rate CDs at a lower cost and to lengthen the maturity of our funding through the use of interest rate swaps discussed in Note 17. Derivative Instruments of the Notes to Consolidated Financial Statements.
The following table sets forth information relating to a category of short-term borrowings for which the average balance outstanding during the period was at least 30% of shareholders' equity at the end of each period shown.

	At or For the Fiscal Years Ended September 30,
	2017	2016	2015
	(Dollars in thousands)
FHLB borrowings (30 days and under):
Balance at end of year	$1,110,000	$851,000	$755,000
Maximum outstanding at any month-end	$1,234,000	$851,000	$1,535,000
Average balance during year	$970,733	$678,883	$1,242,380
Average interest rate during the fiscal year	0.81%	0.36%	0.15%
Weighted average interest rate at end of year	1.17%	0.40%	0.18%
During the 2015 fiscal year, the Association implemented a strategy to increase net income which involved borrowing, on an overnight basis, approximately $1.00 billion of additional funds from the FHLB at the beginning of a particular quarter and repaying it prior to the end of that quarter. The proceeds of the overnight borrowings, net of the required investment in FHLB stock, were deposited at the Federal Reserve. The strategy was not utilized at or during the fiscal years ended September 30, 2017, 2016, or 2015, however, dependent upon market rates, remains an option in the future.
Federal Taxation
General. The Company and the Association are subject to federal income taxation in the same general manner as other corporations, with certain exceptions. Prior to the completion of our initial public stock offering on April 20, 2007, the Company and the Association were included as part of Third Federal Savings, MHC’s consolidated tax group. However, upon completion of the offering, the Company and the Association were no longer a part of Third Federal Savings, MHC’s consolidated tax group because Third Federal Savings, MHC no longer owned at least 80% of the common stock of the Company. As a result of the Company's stock repurchase program over the past few years, which reduced the number of outstanding shares of the Company, at September 30, 2017, Third Federal Savings, MHC, owned 80.74% of the common stock of the Company and it is possible in the future for the Company and the Association, to once again, be a part of Third Federal Savings, MHC’s consolidated tax group. Beginning on September 30, 2007 and for each subsequent fiscal year thereafter, the Company has filed consolidated tax returns with the Association and Third Capital Inc., its wholly-owned subsidiaries. On November 27, 2012, the IRS completed an audit of the federal tax returns of the Company and its subsidiaries for fiscal years ended September 30, 2008, 2009 and 2010.
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
At September 30, 2017, the total federal pre-base year bad debt reserve of the Association was approximately $105.0 million.
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

Dodd-Frank Act
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, has changed bank regulation and the lending, investment, trading and operating activities of depository institutions and their holding companies. The DFA eliminated our former primary federal regulator, the OTS, and required the Association to be regulated by the OCC (the primary federal regulator for national banks). The DFA also authorized the FRS to supervise and regulate all savings and loan holding companies, including mutual holding companies and their mid-tier holding companies, like Third Federal Savings, MHC and the Company, in addition to bank holding companies that the FRS already regulated. Third Federal Savings, MHC requires the non-objection of the FRS before it may waive the receipt of any dividends from the Company under the standards specified in the DFA and implementing FRS regulations. The DFA also required the FRS to set minimum capital levels for depository institution holding companies that are as stringent as those required for the insured depository subsidiaries with the components of Tier 1 capital restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. The legislation also established a floor for capital of insured depository institutions that cannot be lower than the standards in effect on July 21, 2010, and directed the federal banking regulators to implement new leverage and capital requirements within 18 months from the enactment of the DFA that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives. A final rule implementing these requirements was effective January 1, 2015.
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
The capital standards require the maintenance of common equity Tier 1 capital, Tier 1 capital and total capital to risk-weighted assets of at least 4.5%, 6% and 8%, respectively, and a leverage ratio of at least 4% Tier 1 capital. Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-

term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). The Association exercised its opt-out election during the first quarter of calendar 2015. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.
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
In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% in addition to the minimum capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019. At September 30, 2017, the Association exceeded the fully phased in regulatory requirement for the "capital conservation buffer". In assessing an institution’s capital adequacy, the OCC takes into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary. As presented in Note 3. Regulatory Matters, at September 30, 2017, the Association exceeded all regulatory capital requirements to be considered “Well Capitalized”.
Loans-to-One Borrower. Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of September 30, 2017, the Association was in compliance with the loans-to-one borrower limitations.
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
A savings association that fails the qualified thrift lender test must operate under specified restrictions. Under the DFA, non-compliance with the QTL test may subject the Association to agency enforcement action for a violation of law. At September 30, 2017, the Association satisfied the QTL test.
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
The Association, in compliance with the preceding requirements, paid an $81 million, a $60 million and a $66 million cash dividend to the Company during the fiscal years ending September 30, 2017, 2016 and 2015, respectively. There were no dividends paid to the Company by Third Capital during the fiscal years ended September 30, 2017, 2016 or 2015. Additionally, the Association paid a special dividend of $150 million to the Company in the fiscal year ended September 30, 2016. This amount was equal to the voluntary contribution of capital that the Company made to the Association in October 2010.
The Company's sixth stock repurchase program, for the repurchase of 10,000,000 shares of its equity stock, was announced on September 9, 2014 and completed August 3, 2015. The seventh stock repurchase program, for 10,000,000 shares, was announced on July 30, 2015 and completed January 6, 2017. The eighth stock repurchase program, also for 10,000,000 shares, was announced on October 27, 2016 and began on January 6, 2017.
Under current FRS regulations, Third Federal Savings, MHC is required to obtain the approval of its members (depositors and certain loan customers of the Association) every 12 months to enable Third Federal Savings, MHC to waive its right to receive dividends on the Company’s common stock that Third Federal Savings, MHC owns. Third Federal Savings, MHC has received this approval of its members at meetings held July 19, 2017, July 26, 2016, August 5, 2015 and July 31, 2014. Third Federal Savings, MHC has the approval to waive the receipt of up to a total of $0.68 per share of dividends from the Company over the four quarterly periods ending June 30, 2018. Third Federal Savings, MHC waived its right to receive a $0.17 per share dividend payment on September 25, 2017. As a result of the 2016, 2015 and 2014 approvals, Third Federal Savings, MHC previously waived its right to receive four separate $0.125 per share dividend payments during the four quarterly periods ending June 30, 2017, four separate $0.10 per share dividend payments during the four quarterly periods ending June 30, 2016 and four separate $0.07 per share dividend payments during the four quarterly periods ending June 30, 2015.
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
As of September 30, 2017 the Association exceeded all regulatory requirements to be considered “Well Capitalized” as presented in the table below (dollar amounts in thousands).

	Actual		Required (Well Capitalized)
	Amount	Ratio	Amount	Ratio
Total Capital to Risk Weighted Assets	$1,555,903	21.37%	$728,192	10.00%
Tier 1 (Leverage) Capital to Net Average Assets	1,506,952	11.16%	675,242	5.00%
Tier I Capital to Risk-Weighted Assets	1,506,952	20.69%	582,553	8.00%
Common Equity Tier I to Risk-Weighted Assets	1,506,938	20.69%	473,325	6.50%

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
All FDIC-insured institutions are required to pay a pro rata portion of the interest due on obligations issued by the FICO for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended September 30, 2017, the annualized FICO assessment was equal to 0.54 basis points of total assets less Tier 1 capital.

For the fiscal year ended September 30, 2017, the Association paid $629 thousand related to the FICO bonds and $7.2 million, applicable to deposit insurance assessments. The deposit insurance payments are assessed on an arrears basis. At September 30, 2017, the balance of the Association's accrued deposit insurance assessment was $1.9 million.
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
As of September 30, 2017, outstanding borrowings (including accrued interest) from the FHLB of Cincinnati were $3.67 billion and the Association was in compliance with the stock investment requirement.
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
(A) that the FRS, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, unless the FRS, by regulation, prohibits or limits any such activity for savings and loan holding companies; or
(B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987;
(x) if the savings and loan holding company meets the criteria to qualify as a financial holding company, any activity permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act, including securities and insurance underwriting; and
(xi) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the FRS. If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed in (i) through (x) above, and has a period of two years to cease any nonconforming activities and divest any nonconforming investments.
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
Waivers of Dividends by Third Federal Savings, MHC. Federal regulations require Third Federal Savings, MHC to notify the FRS of any proposed waiver of its receipt of dividends from the Company. The OTS, the previous regulator for Third Federal Savings, MHC, allowed dividend waivers provided the mutual holding company’s Board of Directors determined that the waiver was consistent with its fiduciary duties and the waiver would not be detrimental to the safety and soundness of its subsidiary institution. In February 2008, the Company declared its first quarterly dividend and continued to declare and pay quarterly dividends through May 2010, when the Company suspended future dividend payments until concerns expressed by the OTS regarding the Association’s home equity line of credit portfolio were satisfactorily resolved. Prior to the suspension of the dividends, Third Federal Savings, MHC waived its right to receive each dividend paid by the Company. Section 625(a) of DFA preserved, for mutual holding companies, including Third Federal Savings, MHC, that had reorganized into mutual holding company form, issued minority stock and waived dividends prior to December 1, 2009, the right to waive dividends if the waiver was not detrimental to the safe and sound operation of the savings association and the board of directors expressly determines that the waiver is consistent with the fiduciary duties of the board to the mutual members of the mutual holding company. However, on August 12, 2011, the FRS issued an interim final rule that added a requirement that a majority of the mutual holding company’s members eligible to vote must approve a dividend waiver by a mutual holding company within 12 months prior to the declaration of the dividend being waived. The FRS is reviewing comments on the interim final rule, which were required to be submitted by November 1, 2011, as part of its rulemaking process, and there can be no assurance that the final rule will not require such a member vote. On July 19, 2017, Third Federal Savings, MHC received the approval of its members (depositors and certain loan customers of the Association) with respect to the waiver of dividends, and subsequently received the non-objection of the FRB-Cleveland, to waive receipt of dividends on the Company’s common stock the MHC owns up to a total of $0.68 per share during the four quarterly periods ending June 30, 2018. Third Federal Savings, MHC previously received the approval of its members at: (1) a July 26, 2016 meeting to waive receipt of dividends up to a total of $0.50 per share during the four quarterly periods ending June 30, 2017: (2) an August 5, 2015 meeting to waive receipt of dividends up to $0.40 per share during the four quarterly periods ending June 30, 2016; and (3) a July 31, 2014 meeting to waive receipt of dividends up to $0.28 per share during the four quarterly periods ending June 30, 2015.
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
Generally, in a period of rising interest rates, the interest income earned on our assets may not increase as rapidly as the interest paid on our liabilities because, like many savings institutions, our liabilities generally have shorter contractual maturities than our assets. An example of this occurs when, interest rates paid on certificates of deposit experience a significant increase. In this circumstance, a CD customer may determine that it is in his/her best interest to incur the existing penalty for early withdrawal, tender the certificate for cash and either reinvest the proceeds in a new CD with us, or withdraw the funds and leave us. As a result, we either establish a new, higher rate certificate (if the customer stays with us) or we must fund the customer’s withdrawal by: (1) reducing our cash reserves; (2) selling assets to generate cash to fund the withdrawal; (3) attracting deposits from another customer at the then-higher interest rate; or (4) borrowing from a wholesale lender like the FHLB of Cincinnati, again at the then-higher interest rate. Each of these alternatives can have an unfavorable impact on us.
As another example of changes in interest rates that can have an unfavorable impact on our net interest income, if mortgage interest rates decline, our customers may seek to refinance, without penalty, their mortgage loans with us or repay their mortgage loans with us and borrow from another lender. When that happens, either the yield that we earn on the customer’s loan is reduced (if the customer refinances with us) or the mortgage is paid off and we are faced with the challenge of reinvesting the cash received to repay the mortgage in a lower interest rate environment. This is frequently referred to as reinvestment risk, which is the risk that we may not be able to reinvest the proceeds of loan prepayments at rates that are comparable to the rates we earned on the loans prior to receipt of the repayment. Reinvestment risk also exists with the securities in our investment portfolio that are backed by mortgage loans.
Our net interest income can also be negatively impacted when assets and funding sources with seemingly similar, but not identical re-pricing characteristics react differently to changing interest rates. An example is our home equity lines of credit loan portfolio and our high yield checking and high yield savings deposit products. Interest rates charged on our home equity lines of credit loans are linked to the prime rate of interest, which generally adjusts in a direct relationship to changes in the FRS’s Federal Funds target rate. Similarly, our High Yield Checking and High Yield Savings deposit products are generally expected to adjust when changes are made to the Federal Funds target rate. However, to the extent that increases or decreases are made to the Federal Funds target rate, and those increases or decreases translate into increases or decreases of the prime rate and the rate charged on our home equity lines of credit loans, but do not extend to equivalent adjustments to our High Yield Checking and High Yield Savings deposit products, we can experience a reduction in our net interest income. At September 30, 2017, we held $1.46 billion of home equity lines of credit loans and $2.27 billion of High Yield Checking and High Yield Savings deposits.
Our net income can also be reduced by the impact that changes in interest rates can have on the value of our capitalized mortgage servicing rights. As of September 30, 2017, we serviced $1.85 billion of loans sold to third parties, and the mortgage servicing rights associated with such loans had an amortized cost of $8.4 million and an estimated fair value, at that date, of $16.1 million. Because the estimated life and estimated income to be derived from servicing the underlying mortgage loans generally increase with rising interest rates and decrease with falling interest rates, the value of mortgage servicing rights generally increases as interest rates rise and decreases as interest rates fall. If interest rates fall and the value of our capitalized servicing rights decrease, we may be required to recognize an additional impairment charge against income for the amount by which amortized cost exceeds estimated fair market value.
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
In general, changes in market and competitive interest rates result from events that we do not control and over which we generally have little or no influence. As a result, mitigation of the adverse affects of changing interest rates is generally limited to controlling the composition of the assets and liabilities that we hold. To monitor our positions, we maintain an interest rate risk modeling system which is designed to measure our interest rate risk sensitivity. Using customized modeling software, the Association prepares periodic estimates of the amounts by which the net present value of its cash flows from assets, liabilities and off balance sheet items (the institution’s economic value of equity) would change in the event of a range of assumed changes in market interest rates. The simulation model uses a discounted cash flow analysis and an option-based pricing approach in measuring the interest rate sensitivity of EVE. At September 30, 2017, in the event of an immediate 200 basis point increase in all interest rates, our model projects that we would experience a $386.6 million, or 18.33%, decrease in EVE. Our calculations further project that, at September 30, 2017, in the event that market interest rates used in the simulation were adjusted in equal monthly amounts (termed a "ramped" format) during the 12 month measurement period to an aggregate increase in 200 basis points, we would expect our projected net interest income for the twelve months ended September 30, 2018 to decrease by 1.63%. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”
A continuation of historically low interest rates and the possibility that we may access higher-cost funds to support our growth may adversely affect our net interest income and profitability.
During the past several years, it has been the policy of the Board of Governors of the FRS to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of U.S. Treasury and mortgage-backed securities. As a result, market rates on the loans we have originated and the yields on securities we have purchased have been at lower levels than available prior to 2008. This has been a significant factor in the decrease in the amount of our interest income to $409.0 million for the fiscal year ended September 30, 2017 from $550.2 million for the fiscal year ended September 30, 2008 while the average balance of total interest earning assets increased to $12.93 billion for the fiscal year ended September 30, 2017 from $10.10 billion for the fiscal year ended September 30, 2008. As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, which, as interest rates declined, has generally resulted in progressive increases in net interest income since 2008. However, because interest rates have been low for so long, our ability to further lower our interest expense may become increasingly difficult while the average yield on our interest-earning assets may continue to decrease, and our interest expense may increase as we access non-core funding sources or increase deposit rates to fund our operations.
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
In response to the financial crisis of 2008, many lenders and institutional investors reduced or ceased providing funding to borrowers, including other financial institutions. This market turmoil and tightening of credit led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets adversely affected our business, financial condition and results of operations. While the economy has progressed on a tenuous road to recovery and we have experienced significant improvements in the credit metrics in our mortgage portfolio, a relapse or worsening of the conditions associated with the 2008 financial crisis would likely exacerbate the adverse effects that those difficult market conditions had on us and others in the financial industry. In particular, we already face and would expect to continue to face the following risks in connection with these events:

•
Increased regulation of our industry, heightened supervisory scrutiny related to the USA Patriot Act, Bank Secrecy Act, Fair Lending and other laws and regulations, including those still contemplated by the DFA, along with enhanced monitoring of compliance with such regulation, including, as an institution with assets in excess of $10 billion, direct supervision by the CFPB. Each aspect of amplified supervision and regulation will in all likelihood increase our costs, may be accompanied by the risk of unexpected fines, sanctions, penalties, litigation and corresponding management diversion and may limit our ability to pursue business opportunities and return capital to our shareholders.

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
Competition in the banking and financial services industry is intense. In our market areas, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, money market funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Some of our competitors have greater name recognition and market presence that benefit them in attracting business, and offer certain services that we do not or cannot provide. In addition, larger competitors may be able to price loans and deposits more aggressively than we do. Troubled financial institutions may significantly increase the interest rates paid to depositors in pursuit of retail deposits when wholesale funding sources are not available to them. Furthermore, the wide acceptance of Internet-based commerce has resulted in a number of alternative payment processing systems and lending platforms in which banks play only minor roles. Customers can now maintain funds in prepaid debit cards or digital currencies, and pay bills and transfer funds directly without the direct assistance of banks. Our profitability depends upon our continued ability to successfully compete in our market areas. For additional information see PART 1 Item 1. Business-THIRD FEDERAL SAVINGS AND LOAN ASSOCIATION OF CLEVELAND-Competition.
We continually encounter technological change, and may have fewer resources than many of our larger competitors to continue to invest in technological improvements
The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success will depend, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We also may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers.
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
Federal regulations require Third Federal Savings, MHC to notify the FRS of any proposed waiver of its receipt of dividends from the Company. In August 2011, the FRS issued an interim final rule pursuant to the DFA, providing that the FRS “may not” object to dividend waivers by grandfathered mutual holding companies, such as Third Federal Savings, MHC, under standards substantially similar to those previously required by the OTS. However, the interim final rule added a requirement that a majority of the mutual holding company’s members eligible to vote must approve a dividend waiver by a mutual holding company within 12 months prior to the declaration of the dividend being waived. As part of its rulemaking process, the FRS is reviewing comments on the interim final rule and there can be no assurance that the final rule will not require such a member vote. Third Federal Savings, MHC has received the approval of its members in four separate meetings (in July 2014, August 2015, July 2016 and July 2017) to waive the receipt of dividends for a twelve-month period, and the FRS has “non-objected” to Third Federal Savings, MHC’s waiver each time However, future approvals of members and non-objections from the FRS are not assured and if not obtained, the discontinuance of dividend payments would adversely affect the value of our common stock.
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
We rely heavily on communications and information systems to conduct our business. We regularly collect, process, transmit and store significant amounts of data and confidential information regarding our customers, employees and others and concerning our own business, operations, plans and strategies. In some cases, this confidential or proprietary information is collected, compiled, processed, transmitted or stored by third parties on our behalf.
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
Our operations rely on numerous external vendors.
We rely on numerous external vendors to provide us with products and services necessary to maintain our day-to-day operations. Accordingly, our operations are exposed to risk that these vendors will not perform in accordance with the contracted arrangements under service level agreements. The failure of an external vendor to perform in accordance with the contracted arrangements under service level agreements because of changes in the vendor's organizational structure, financial condition, support for existing products and services or strategic focus or for any other reason, could be disruptive to our operations, which in turn could have a material negative impact on our financial condition and results of operations. We also could be adversely affected to the extent such an agreement is not renewed by the third-party vendor or is renewed on terms less favorable to us.
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
Recently adopted final regulations could restrict our ability to originate and sell loans.
The Consumer Financial Protection Bureau has issued a rule designed to clarify for lenders how they can avoid legal liability under the Dodd-Frank Act, which holds lenders accountable for ensuring a borrower’s ability to repay a mortgage. Loans that meet this “qualified mortgage” definition will be presumed to have complied with the new ability-to-repay standard. Under the rule, a “qualified mortgage” loan must not contain certain specified features, including:

•	excessive upfront points and fees (those exceeding 3% of the total loan amount, less “bona fide discount points” for prime loans);

•	interest-only payments;

•	negative amortization; and

•	terms of longer than 30 years.

Also, to qualify as a “qualified mortgage,” a loan must be made to a borrower whose total monthly debt-to-income ratio does not exceed 43%. Lenders must also verify and document the income and financial resources relied upon to qualify the borrower on the loan and underwrite the loan based on a fully amortizing payment schedule and maximum interest rate during the first five years, taking into account all applicable taxes, insurance and assessments.
 In addition, the Dodd-Frank Act requires the regulatory agencies to issue regulations that require securitizers of loans to retain “not less than 5% of the credit risk for any asset that is not a qualified residential mortgage.” The regulatory agencies have issued a final rule to implement this requirement. The final rule provides that the definition of “qualified residential mortgage” includes loans that meet the definition of qualified mortgage issued by the Consumer Financial Protection Bureau.
 The final rule could have a significant effect on the secondary market for loans and the types of loans we originate, and restrict our ability to make loans. Similarly, the Consumer Financial Protection Bureau’s rule on qualified mortgages could limit our ability or desire to make certain types of loans or loans to certain borrowers, which could limit our growth or profitability.
Any future action by the U.S. Congress lowering the federal corporate income tax rate and/or eliminating the federal corporate alternative minimum tax could result in the need to establish a deferred tax assets valuation allowance and a corresponding charge against earnings.
Deferred tax assets are reported as assets on the Company’s balance sheet and represent the decrease in taxes expected to be paid in the future because of future reversals of temporary differences in the bases of assets and liabilities as measured by enacted tax laws and their bases as reported in the financial statements. As of September 30, 2017, the Company’s net federal deferred tax asset was $15.5 million. The Company did not have a federal net operating loss carryforward, a federal tax credit carryforward, an alternative minimum tax credit carryforward or a federal alternative minimum tax net operating loss carryforward that impacted the deferred tax asset as of September 30, 2017. The President of the U.S. and the majority political party in the U.S. Congress have announced plans to lower the federal corporate income tax rate from its current level of 35%. If enacted, this reduction could result in a decrease in the value of our deferred tax assets and a reduction to our net income and total equity during the period in which a tax rate change is enacted. The reduction in corporate income tax rate could also reduce our income tax provision expense in future periods.
Our sources of funds are limited because of our holding company structure
The Company is a separate legal entity from its subsidiaries and does not have significant operations of its own. Dividends from the Association provide a significant source of cash for the Company. The availability of dividends from the Association is limited by various statutes and regulations. Under these statutes and regulations, the Association is not permitted to pay dividends on its capital stock to the Company, its sole stockholder, if the dividend would reduce the stockholders' equity of the Association below the amount of the liquidation account established in connection with the mutual-to-stock conversion. Federal savings associations may pay dividends without the approval of its primary federal regulator only if they meet applicable regulatory capital requirements before and after the payment of the dividends and total dividends do not exceed net income to date over the calendar year plus its retained net income over the preceding two years. If in the future, the Company utilizes its available cash and the Bank is unable to pay dividends to the Company, the Company may not have sufficient funds to pay dividends or fund stock repurchases.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
We operate from our main office in Cleveland, Ohio, our 38 full-service branch offices located in Ohio and Florida and our eight loan production offices located in Ohio. Our branch offices are located in the Ohio counties of Cuyahoga, Lake, Lorain, Medina and Summit and in the Florida counties of Broward, Collier, Hillsborough, Lee, Palm Beach, Pasco, Pinellas and Sarasota. Our loan production offices are located in the Ohio counties of Franklin, Butler, Delaware and Hamilton. The Company owns the building in which its home office and executive offices are located, and six other office locations. The net book value of our land, premises, equipment and software was $60.9 million at September 30, 2017. Included in the net book value are two commercial buildings located in Canton, Massachusetts, valued at $18.2 million, which are owned by our Hazelmere entity and leased to third parties in net lease transactions.

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
Our common stock is listed and traded on the NASDAQ Global Select Market under the symbol “TFSL”. As of November 20, 2017, we had 7,180 shareholders of record, which number does not include persons or entities holding shares in “nominee” or “street” name through brokerage firms. Shares of our common stock began trading on April 23, 2007 following the completion of our initial public offering. Quarterly trading information for the periods indicated is provided by NASDAQ and included in the following table.

	Traded Market Prices
	High	Low	Dividends
Quarter ended December 31, 2015	$19.23	$17.05	$0.10
Quarter ended March 31, 2016	18.53	15.60	0.10
Quarter ended June 30, 2016	18.50	16.43	0.10
Quarter ended September 30, 2016	18.67	16.92	0.125
Quarter ended December 31, 2016	19.83	18.61	0.125
Quarter ended March 31, 2017	17.38	16.40	0.125
Quarter ended June 30, 2017	16.07	15.30	0.125
Quarter ended September 30, 2017	16.13	14.84	0.17
Payment of dividends is subject to declaration by our Board of Directors and is dependent on a number of factors, including:

•	our capital requirements and, to the extent that funds for any such dividend are provided by the Association, the regulatory capital requirements imposed on the Association by the OCC;

•	our financial position and results of operations;

•	tax considerations;

•	our alternative uses of funds;

•	statutory and regulatory limitations; and

•	general economic conditions.
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
Through September 30, 2010, Third Federal Savings, MHC, waived its right to receive dividends. The waivers complied with regulatory authorizations (in the form of non-objection) obtained by Third Federal Savings, MHC. Any requests for future regulatory authorizations to waive receipts of dividends will be submitted to the FRS. Please refer to the preceding discussion of dividend waivers presented in Part I, Item 1. Business, SUPERVISION AND REGULATION, Holding Company Regulation, sections—Dividends and Waivers of Dividends by Third Federal Savings, MHC. Regulatory non-objection is subject to periodic regulatory review and no assurances can be given regarding future regulatory non-objection. In addition, interim final rules issued by the FRS on August 12, 2011 require that a majority of the mutual holding company's members eligible to vote must approve a dividend waiver by a mutual holding company within 12 months prior to the declaration of the dividend being waived. There can be no assurance that a final rule will not require such a member vote.
On July 19, 2017, at a special meeting of members of Third Federal Savings, MHC, the members (depositors and certain loan customers of the Association) of Third Federal Savings, MHC voted to approve Third Federal Savings, MHC's proposed waiver of dividends, aggregating up to $0.68 per share, to be declared on the Company’s common stock during the four quarterly periods ending June 30, 2018. The members approved the waiver by casting 64% of the eligible votes in favor of the waiver. Of the votes cast, 97% were in favor of the proposal. Third Federal Savings, MHC is the 81% majority shareholder of the Company.
Following the receipt of the members’ approval at the July 19, 2017 special meeting, Third Federal Savings, MHC filed a notice with, and subsequently received the non-objection of, the FRB-Cleveland for the proposed dividend waivers.
In the table and graph that follow, we have provided summary information regarding the performance of the cumulative total return of our common stock from September 30, 2012 through September 30, 2017, relative to the cumulative total return on stocks included in the SNL Bank and Thrift Index, SNL Thrift Index and NASDAQ Composite, in each case for the same period. The cumulative return data is presented in dollars, based on starting investments of $100 and assuming the reinvestment of dividends.

	Measurement Date
Index (with base price at 9/30/2012)	9/30/2012	9/30/2013	9/30/2014	9/30/2015	9/30/2016	9/30/2017
TFS Financial Corporation	100.00	131.97	158.65	194.98	206.11	193.01
SNL Bank and Thrift Index	100.00	130.10	153.33	156.54	161.85	227.64
SNL Thrift Index	100.00	120.39	132.79	158.59	165.85	192.83
NASDAQ Composite	100.00	122.77	148.08	153.99	179.29	221.75
Source: S&P Global Market Intelligence
 ______________________

We did not sell any securities during the quarter ended September 30, 2017.
The following table summarizes our stock repurchase activity during the three months ended September 30, 2017 and the stock repurchase plans approved by our Board of Directors.

		Average	Total Number of	Maximum Number
	Total Number	Price	Shares Purchased	of Shares that May
	of Shares	Paid per	as Part of Publicly	Yet be Purchased
Period	Purchased	Share	Announced Plans (1)	Under the Plans
July 1, 2017 through July 31, 2017	398,900	$15.79	398,900	7,938,890
August 1, 2017 through August 31, 2017	108,000	15.48	108,000	7,830,890
September 1, 2017 through September 30, 2017	80,000	15.38	80,000	7,750,890
	586,900	15.68	586,900

(1)
On October 27, 2016, the Company announced that the Board of Directors approved the Company's eighth stock repurchase program, which authorizes the repurchase of up to 10,000,000 shares of the Company's outstanding common stock, which commenced upon the completion of the Company's seventh stock repurchase program on January 7, 2017. Purchases under the program will be on an ongoing basis and subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses of capital, and our financial performance. Repurchased shares will be held as treasury stock and be available for general corporate use. The program has 7,750,890 shares yet to be purchased as of September 30, 2017.

Item 6.	Selected Financial Data

	At September 30,
	2017	2016	2015	2014	2013
	(In thousands)
Selected Financial Condition Data:
Total assets	$13,692,563	$12,906,062	$12,368,886	$11,803,195	$11,269,346
Cash and cash equivalents	268,218	231,239	155,369	181,403	285,996
Investment securities - available for sale	537,479	517,866	585,053	568,868	477,376
Loans held for sale	351	4,686	116	4,962	4,179
Loans, net	12,419,306	11,708,804	11,187,583	10,630,687	10,084,066
Bank owned life insurance	205,883	200,144	195,861	190,152	183,724
Prepaid expenses and other assets	61,086	63,994	58,277	64,880	71,639
Deposits	8,151,625	8,331,368	8,285,858	8,653,878	8,464,499
Borrowed funds	3,671,377	2,718,795	2,168,627	1,138,639	745,117
Shareholders’ equity	1,689,959	1,660,458	1,729,370	1,839,457	1,871,477

	For the Years Ended September 30,
	2017	2016	2015	2014	2013
	(In thousands, except per share amounts)
Selected Operating Data:
Interest income	$408,995	$388,441	$383,477	$374,684	$383,972
Interest expense	130,099	118,026	113,350	103,251	115,419
Net interest income	278,896	270,415	270,127	271,433	268,553
Provision (credit) for loan losses	(17,000)	(8,000)	(3,000)	19,000	37,000
Net interest income after provision for loan losses	295,896	278,415	273,127	252,433	231,553
Non-interest income	19,849	24,952	24,260	21,900	28,468
Non-interest expenses	182,404	181,004	187,992	175,476	177,660
Earnings before income tax	133,341	122,363	109,395	98,857	82,361
Income tax expense	44,464	41,810	36,804	32,966	26,402
Net earnings after income tax expense	$88,877	$80,553	$72,591	$65,891	$55,959
Earnings per share—basic and fully diluted	$0.32	$0.28	$0.25	$0.22	$0.18
Cash dividends declared per share	$0.545	$0.425	$0.31	$0.07	$—

	At or For The Years Ended September 30,
	2017	2016	2015	2014	2013
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on average assets	0.67%	0.65%	0.57%	0.57%	0.50%
Return on average equity	5.28%	4.73%	4.04%	3.52%	3.05%
Interest rate spread(1)	2.02%	2.09%	2.03%	2.26%	2.25%
Net interest margin(2)	2.16%	2.23%	2.17%	2.42%	2.46%
Efficiency ratio(3)	61.06%	61.28%	63.86%	59.82%	59.81%
Noninterest expense to average total assets	1.37%	1.45%	1.47%	1.53%	1.58%
Average interest-earning assets to average interest-bearing liabilities	113.29%	114.67%	115.43%	118.51%	119.58%
Dividend payout ratio(4)	170.31%	151.79%	124.00%	31.82%	—%
Asset Quality Ratios:
Non-performing assets as a percent of total assets	0.62%	0.75%	1.00%	1.33%	1.58%
Non-accruing loans as a percent of total loans	0.63%	0.76%	0.95%	1.27%	1.53%
Allowance for loan losses as a percent of non-accruing loans	61.89%	68.69%	67.00%	60.03%	59.38%
Allowance for loan losses as a percent of total loans	0.39%	0.52%	0.64%	0.76%	0.91%
Capital Ratios:
Association
Total risk-based capital to risk weighted assets(5)	NA	NA	NA	25.25%	26.16%
Total capital to risk-weighted assets(6)	21.37%	22.24%	22.92%	NA	NA
Tier 1 core capital to adjusted tangible assets(5)	NA	NA	NA	13.47%	14.18%
Tier 1 (leverage) capital to net average assets(6)(7)	11.16%	11.73%	12.78%	NA	NA
Tier 1 risk-based capital to risk weighted assets(5)	NA	NA	NA	24.02%	24.91%
Tier 1 capital to risk-weighted assets(6)	20.69%	21.36%	21.95%	NA	NA
Common equity tier 1 capital to risk-weighted assets(6)	20.69%	21.36%	21.95%	NA	NA
TFS Financial Corporation
Total risk-based capital to risk weighted assets(5)	NA	NA	NA	29.00%	29.11%
Total capital to risk-weighted assets(6)	23.63%	24.62%	24.54%	NA	NA
Tier 1 core capital to adjusted tangible assets(5)	NA	NA	NA	15.60%	16.59%
Tier 1 (leverage) capital to net average assets(6)(7)	12.41%	13.07%	13.76%	NA	NA
Tier 1 risk-based capital to risk weighted assets(5)	NA	NA	NA	27.77%	30.36%
Tier 1 capital to risk-weighted assets(6)	22.96%	23.74%	23.57%	NA	NA
Common equity tier 1 capital to risk-weighted assets(6)	22.96%	23.74%	23.57%	NA	NA
Average equity to average total assets	12.67%	13.64%	14.09%	16.28%	16.38%
Other Data:
Association
Number of full service offices	38	38	38	38	38
Loan production offices	8	8	8	8	8
______________________

(1)	Represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the year.

(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the year.

(3)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.

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

(7)	Tier 1 (leverage) capital to net average assets ratio disclosures were based on net average assets beginning quarter end September 30, 2015.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Levels of Regulatory Capital
At September 30, 2017, the Company’s Tier 1 (leverage) capital totaled $1.68 billion, or 12.41% of net average assets and 22.96% of risk-weighted assets, while the Association’s Tier 1 (leverage) capital totaled $1.51 billion, or 11.16% of net average assets and 20.69% of risk-weighted assets. Each of these measures was more than twice the requirements currently in effect for the Association for designation as “well capitalized” under regulatory prompt corrective action provisions, which set minimum levels of 5.00% of net average assets and 8.00% of risk-weighted assets. Refer to the Liquidity and Capital Resources section of this Item 7 for additional discussion regarding regulatory capital requirements.
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

The following tables set forth our first mortgage loan production and balances segregated by loan structure at origination.

	For the Years Ended September 30,
	2017		2016
	Amount	Percent	Amount	Percent
First Mortgage Loan Originations:	(Dollars in thousands)
ARM (all Smart Rate) production	$1,342,801	49.7%	$1,134,159	43.8%
Fixed-rate production:
Terms less than or equal to 10 years	417,182	15.4	608,786	23.5
Terms greater than 10 years	941,634	34.9	848,538	32.7
Total fixed-rate production	1,358,816	50.3	1,457,324	56.2
Total First Mortgage Loan Originations:	$2,701,617	100.0%	$2,591,483	100.0%

	September 30, 2017		September 30, 2016
	Amount	Percent	Amount	Percent
Balances of Residential Mortgage Loans Held For Investment:	(Dollars in thousands)
ARM (primarily Smart Rate) Loans	$4,816,567	44.4%	$4,253,531	41.7%
Fixed-rate Loans:
Terms less than or equal to 10 years	2,051,529	18.9	2,078,561	20.4
Terms greater than 10 years	3,987,072	36.7	3,859,498	37.9
Total fixed-rate loans	6,038,601	55.6	5,938,059	58.3
Total Residential Mortgage Loans Held For Investment:	$10,855,168	100.0%	$10,191,590	100.0%
The following table sets forth the balances as of September 30, 2017 for all ARM loans segregated by the next scheduled interest rate reset date.

Current Balance of ARM Loans Scheduled for Interest Rate Reset
During the Fiscal Years Ending September 30,	(in thousands)
2018	$405,426
2019	569,254
2020	807,754
2021	1,223,347
2022	1,621,812
2023	188,974
Total	$4,816,567
At September 30, 2017 and September 30, 2016, mortgage loans held for sale, all of which were long-term, fixed-rate first mortgage loans and all of which were held for sale to Fannie Mae, totaled $0.4 million and $4.7 million, respectively.
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
During the year ended September 30, 2017, the composition of our duration-extending funding sources changed as follows: the balance of retail CDs decreased $211.7 million while the balance of brokered CDs (which is inclusive of acquisition costs and subsequent amortization) increased $81.3 million. Additionally during the year ended September 30, 2017, we increased the balance of our short-term advances from the FHLB of Cincinnati by $259.0 million; and we added $900.0 million of new, shorter-term advances from the FHLB of Cincinnati that were matched/correlated to interest rate exchange contracts that extended the effective durations of those shorter-term advances to approximately five years at inception. These funding source modifications facilitated asset growth of $786.5 million and funded stock repurchases of $52.5 million and stock dividends of $27.7 million.
Other Interest Rate Risk Management Tools
In addition to maintaining the levels of regulatory capital required to be well capitalized, since 2016, we have actively marketed home equity lines of credit, which carry an adjustable rate of interest indexed to the prime rate which provides interest rate sensitivity to that portion of our assets. Prior to 2010, home equity lending also represented a meaningful strategy to manage our interest rate risk profile. Between 2010 and 2015, the Association, in various steps, restricted and modified its home equity lending products and the markets they were offered in response to the 2008 financial crisis and the resulting regulatory environments that existed during that time. Through redesigned home equity products, we hope to have re-established home equity line of credit lending as a meaningful strategy to manage our interest rate risk profile. At September 30, 2017, the principal balance of home equity lines of credit totaled $1.24 billion. Our home equity lending is discussed in the preceding Lending Activities section of Item 1. Business in Part I.—THIRD FEDERAL SAVINGS AND LOAN ASSOCIATION OF CLEVELAND.
We also manage interest rate risk by selectively selling a small portion of our long-term, fixed-rate mortgage loans in the secondary market. Prior to fiscal 2010, this strategy was used to a greater extent to manage our interest rate risk. At September 30, 2017, we serviced $1.85 billion of loans for others, of which $1.04 billion were sold in the secondary market prior to fiscal 2010. While the sales of first mortgage loans remain strategically important for us, since fiscal 2010, they have played only a minor role in our management of interest rate risk. Loan sales are discussed later in this Part I1, Item 7. under the heading Liquidity and Capital Resources, and in Part I1, Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Monitoring and Limiting Our Credit Risk. While, historically, we had been successful in limiting our credit risk exposure by generally imposing high credit standards with respect to lending, the confluence of unfavorable regional and macro-economic events that culminated in the 2008 housing market collapse and financial crisis, coupled with our pre-2010 expanded participation in the second lien mortgage lending markets, significantly refocused our attention with respect to credit risk. In response to the evolving economic landscape, we continuously revise and update our quarterly analysis and evaluation procedures, as needed, for each category of our lending with the objective of identifying and recognizing all appropriate credit impairments. At September 30, 2017, 91% of our assets consisted of residential real estate loans (both “held for sale” and “held for investment”) and home equity loans and lines of credit, which were originated predominantly to borrowers in Ohio and Florida. Our analytic procedures and evaluations include specific reviews of all home equity loans and lines of credit that become 90 or more days past due, as well as specific reviews of all first mortgage loans that become 180 or more days past due. We transfer performing home equity lines of credit subordinate to first mortgages delinquent greater than 90 days to non-accrual status. We also charge-off performing loans to collateral value and classify those loans as non-accrual within 60 days of notification of all borrowers filing Chapter 7 bankruptcy, that have not reaffirmed or been dismissed, regardless of how long the loans have been performing. Loans where at least one borrower has been discharged of their obligation in Chapter 7 bankruptcy, are classified as TDRs. At September 30, 2017, $33.0 million of loans in Chapter 7 bankruptcy status were included in total TDRs. At September 30, 2017, the recorded investment in non-accrual status loans included $34.1 million of performing loans in Chapter 7 bankruptcy status, of which $33.0 million were also reported as TDRs.
In response to the unfavorable regional and macro-economic environment that arose beginning in 2008, and in an effort to limit our credit risk exposure and improve the credit performance of new customers, we tightened our credit eligibility criteria in evaluating a borrower’s ability to successfully fulfill his or her repayment obligation and we revised the design of many of our loan products to require higher borrower down-payments, limited the products available for condominiums, eliminated certain product features (such as interest-only adjustable-rate loans and loans above certain LTV ratios), and we previously suspended home equity lending products with the exception of bridge loans between June 2010 and March 2012. The delinquency level related to loan originations prior to 2009, compared to originations in 2009 and after, reflect the higher credit standards to which we have subjected all new originations. As of September 30, 2017, loans originated prior to 2009 had a balance of $1.48 billion, of which $37.0 million, or 2.5%, were delinquent, while loans originated in 2009 and after had a balance of $10.99 billion, of which $7.9 million, or 0.1%, were delinquent.
One aspect of our credit risk concern relates to high concentrations of our loans that are secured by residential real estate in specific states, particularly Ohio and Florida, in light of the difficulties that arose in connection with the 2008 housing crisis with respect to the real estate markets in those two states. At September 30, 2017, approximately 56.7% and 16.1% of the combined total of our residential Core and construction loans held for investment and approximately 39.1% and 21.9% of our home equity loans and lines of credit were secured by properties in Ohio and Florida, respectively. In an effort to moderate the concentration of our credit risk exposure in individual states, particularly Ohio and Florida, we have utilized direct mail marketing, our internet site and our customer service call center to extend our lending activities to other attractive geographic locations. Currently, in addition to Ohio and Florida, we are actively lending in 19 other states and the District of Columbia, and as a result of that activity, the concentration ratios of the combined total of our residential, Core and construction loans held for investment in Ohio and Florida have trended downward from their September 30, 2010 levels when the concentrations were 79.1% in Ohio and 19.0% in Florida. Of the total mortgage and home equity originations for the years ended September 30, 2017 and 2016, 34.7% and 33.1%, respectively, are secured by properties in states other than Ohio or Florida.
Our residential Home Today loans are another area of credit risk concern. Although we no longer originate loans under this program and the principal balance in these loans constituted only 0.9% of our total “held for investment” loan portfolio balance, they comprised 28.3% and 27.7% of our 90 days or greater delinquencies and our total delinquencies, respectively, at that date. At September 30, 2017, approximately 95.3% and 4.5% of our residential Home Today loans were secured by properties in Ohio and Florida, respectively. At September 30, 2017, the percentages of those loans delinquent 30 days or more in Ohio and Florida were 11.6% and 10.1%, respectively. The disparity between the portfolio composition ratio and delinquency composition ratio reflects the nature of the Home Today loans. We do not offer, and have not offered, loan products frequently considered to be designed to target sub-prime borrowers containing features such as higher fees or higher rates, negative amortization, or low initial payment features with adjustable interest rates. Our Home Today loans, the majority of which were entered into with borrowers that had credit profiles that would not have otherwise qualified for our loan products due to deficient credit scores, generally contained the same features as loans offered to our Core borrowers. The overriding objective of our Home Today lending, just as it is with our Core lending, was the creation of successful homeowners. We have attempted to manage our Home Today credit risk by requiring that borrowers attend pre- and post-borrowing financial management education and counseling and that the borrowers be referred to us by a sponsoring organization with which we have partnered. Further, to manage the credit aspect of these loans, inasmuch as the majority of these buyers did not have sufficient funds for required down payments, many loans included private mortgage insurance. At September 30, 2017, 21.6% of Home Today loans included private mortgage insurance coverage. From a peak recorded investment of $306.6 million at December 31, 2007, the total recorded investment of the Home Today portfolio has declined to $107.7 million at September 30, 2017. This trend generally reflects the evolving conditions in the mortgage real estate market and the tightening of standards imposed by issuers of private mortgage insurance. As part of our effort to manage credit risk, effective March 27, 2009, the Home Today underwriting guidelines were revised to be substantially the same as our traditional mortgage product. At September 30, 2017, the recorded investment in Home Today loans originated subsequent to March 27, 2009 was $3.3 million. Since we are no longer originating loans under our Home Today program,the Home Today portfolio will continue to decline in balance due to contractual amortization. To supplant the Home Today product and to continue to meet the credit needs of our customers and the communities that we serve, during fiscal 2016 we began to offer Fannie Mae eligible, HomeReady loans. These loans are originated in accordance with Fannie Mae's underwriting standards. While we retain the servicing rights related to these loans, the loans, along with the credit risk associated therewith, are securitized/sold to Fannie Mae.
Maintaining Access to Adequate Liquidity and Diverse Funding Sources. For most insured depositories, customer and community confidence are critical to their ability to maintain access to adequate liquidity and to conduct business in an orderly manner. We believe that a well capitalized institution is one of the most important factors in nurturing customer and community confidence. Accordingly, we have managed the pace of our growth in a manner that reflects our emphasis on high capital levels. At September 30, 2017, the Association’s ratio of Tier 1 (leverage) capital to net average assets (a basic industry measure that deems 5.00% or above to represent a “well capitalized” status) was 11.16%. The Association's current Tier 1 (leverage) capital ratio is lower than its ratio at September 30, 2016, which was 11.73%, due primarily to an $81 million cash dividend payment that the Association made to the Company, its sole shareholder, in December 2016 that reduced the Association's Tier 1 (leverage) capital ratio by an estimated 63 basis points. Because of its intercompany nature, this dividend payment did not impact the Company's consolidated capital ratios which are reported in the Liquidity and Capital Resources section of this Item 7. We expect to continue to remain a well capitalized institution.
In managing its level of liquidity, the Company monitors available funding sources, which include attracting new deposits (including brokered CDs), borrowing from others, the conversion of assets to cash and the generation of funds through profitable operations. The Company has traditionally relied on retail deposits as its primary means in meeting its funding needs. At September 30, 2017, deposits totaled $8.15 billion (including $620.7 million of brokered CDs), while borrowings totaled

$3.67 billion and borrowers’ advances and servicing escrows totaled $0.14 billion, combined. In evaluating funding sources, we consider many factors, including cost, collateral, duration and optionality, current availability, expected sustainability, impact on operations and capital levels.
To attract deposits, we offer our customers attractive rates of return on our deposit products. Our deposit products typically offer rates that are highly competitive with the rates on similar products offered by other financial institutions. We intend to continue this practice, subject to market conditions.
We preserve the availability of alternative funding sources through various mechanisms. First, by maintaining high capital levels, we retain the flexibility to increase our balance sheet size without jeopardizing our capital adequacy. Effectively, this permits us to increase the rates that we offer on our deposit products thereby attracting more potential customers. Second, we pledge available real estate mortgage loans and investment securities with the FHLB of Cincinnati and the FRB-Cleveland. At September 30, 2017, these collateral pledge support arrangements provide the Association with the ability to immediately borrow an additional $41.0 million from the FHLB of Cincinnati and $72.3 million from the FRB-Cleveland Discount Window. From the perspective of collateral value securing FHLB of Cincinnati advances, our capacity limit for additional borrowings beyond the outstanding balance at September 30, 2017 was $4.87 billion, subject to satisfaction of the FHLB of Cincinnati common stock ownership requirement. To satisfy the common stock ownership requirement for the maximum limit of borrowing we would need to increase our ownership of FHLB of Cincinnati common stock by an additional $97.4 million. Third, we invest in high quality marketable securities that exhibit limited market price variability, and to the extent that they are not needed as collateral for borrowings, can be sold in the institutional market and converted to cash. At September 30, 2017, our investment securities portfolio totaled $537.5 million. Finally, cash flows from operating activities have been a regular source of funds. During the fiscal years ended September 30, 2017 and 2016, cash flows from operations totaled $108.7 million and $84.9 million, respectively.
Historically, a portion of the residential first mortgage loans that we originated were considered to be highly liquid as they were eligible for delivery/sale to Fannie Mae. However, due to delivery requirement changes imposed by Fannie Mae as a result of the 2008 financial crisis, effective July 1, 2010, that was no longer an available source of liquidity for the Company. We have since implemented certain loan origination changes for a small portion of our loan production, which resulted in our November 15, 2013 reinstatement as an approved seller to Fannie Mae, which elevates the level of liquidity available for those loans. In addition, we have completed non-agency eligible, whole loan sales, all on a servicing retained basis, of both fixed-rate and Smart Rate loans, demonstrating that with adequate lead time, the majority of our residential first mortgage loan portfolio could be available for liquidity management purposes. At September 30, 2017, $0.4 million of agency eligible, long-term, fixed-rate first mortgage loans were classified as “held for sale”. During the fiscal year ended September 30, 2017, $13.7 million of agency-compliant HARP II loans and $197.3 million of long-term, fixed-rate, agency-compliant, non-HARP II first mortgage loans were sold to Fannie Mae. In addition to the loan sales to Fannie Mae, during the fiscal year ended September 30, 2017, $38.4 million of long-term, fixed-rate loans were sold to the FHLB of Cincinnati, under their Mortgage Purchase Program.
Overall, while customer and community confidence can never be assured, the Company believes that our liquidity is adequate and that we have adequate access to alternative funding sources.
Monitoring and Controlling Operating Expenses. We continue to focus on managing operating expenses. Our ratio of non-interest expense to average assets was 1.37% for the fiscal year ended September 30, 2017 and 1.45% for the fiscal year ended September 30, 2016. As of September 30, 2017, our average assets per full-time employee and our average deposits per full-time employee were $13.5 million and $8.0 million, respectively. We believe that each of these measures compares favorably with industry averages. Our relatively high average deposits (exclusive of brokered CDs) held at our branch offices ($198.2 million per branch office as of September 30, 2017) contributes to our expense management efforts by limiting the overhead costs of serving our deposit customers. We will continue our efforts to control operating expenses as we grow our business.
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
Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. The amount of the allowance is based on significant estimates and the ultimate losses may vary from such estimates as more information becomes available or conditions change. The methodology for determining the allowance for loan losses is considered a critical accounting policy by management due to the high degree of judgment involved, the subjectivity of the assumptions used and the potential for changes in the economic environment that could result in changes to the amount of the recorded allowance for loan losses. At September 30, 2017, the allowance for loan losses was $48.9 million or 0.39% of total loans. An increase or decrease of 10% in the allowance at September 30, 2017 would result in a $4.9 million charge or credit, respectively, to income before income taxes.
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
Income Taxes. We consider accounting for income taxes a critical accounting policy due to the subjective nature of certain estimates that are involved in the calculation. We use the asset/liability method of accounting for income taxes in which deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. We must assess the realization of the deferred tax asset and, to the extent that we believe that recovery is not likely, a valuation allowance is established. Adjustments to increase or decrease existing valuation allowances, if any, are charged or credited, respectively, to income tax expense. At September 30, 2017, no valuation allowances were outstanding. Even though we have determined a valuation allowance is not required for deferred tax assets at September 30, 2017, there is no guarantee that those assets will be recognizable in the future.
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
Comparison of Financial Condition at September 30, 2017 and 2016
Total assets increased $786.5 million, or 6%, to $13.69 billion at September 30, 2017 from $12.91 billion at September 30, 2016. This increase was primarily the result of increases in the balances of loans held for investment and, to a lesser extent, cash and cash equivalents and investment securities.
Cash and cash equivalents increased $37.0 million, or 16%, to $268.2 million at September 30, 2017 from $231.2 million at September 30, 2016, as we hold cash to maintain the level of liquidity described in the Liquidity and Capital Resources section of the Overview.
Investment securities increased $19.6 million, or 4%, to $537.5 million at September 30, 2017 from $517.9 million at September 30, 2016. Investment securities increased as $183.5 million in purchases exceeded the combination of $153.3 million in principal paydowns, $5.5 million of net acquisition premium amortization and $5.1 million in net unrealized losses that occurred in the mortgage-backed securities portfolio during the fiscal year ended September 30, 2017. There were no sales of investment securities during the fiscal year ended September 30, 2017.
Loans held for investment, net, increased $710.5 million, or 6%, to $12.42 billion at September 30, 2017 from $11.71 billion at September 30, 2016. Residential mortgage loans increased $663.6 million, or 7%, to $10.86 billion at September 30, 2017 from $10.19 billion at September 30, 2016 as new originations exceeded the combination of principal repayments, loan sales and net charge-offs. The increase in residential mortgage loans reflected the negative impact of $5.3 million in gross charge-offs during the year ended September 30, 2017. During the year ended September 30, 2017, $1.34 billion of three- and five-year “SmartRate” loans were originated while $1.36 billion of 10-, 15-, and 30-year fixed-rate first mortgage loans were originated. During the year ended September 30, 2017 the total fixed-rate portion of our first mortgage loan portfolio increased $100.5 million and was comprised of a decrease of $27.1 million in the balance of fixed-rate loans with original terms of 10 years or less, and an increase of $127.6 million in the balance of fixed-rate loans with original terms greater than 10 years. During the fiscal year ended September 30, 2017, we completed $249.4 million in loan sales, which included $13.7 million of agency-compliant HARP II loans and $197.3 million of long-term, fixed-rate, agency-compliant, non-HARP II first mortgage loans to Fannie Mae, and $38.4 million of long-term fixed-rate loans to the FHLB of Cincinnati.
Augmenting the increase in residential mortgage loans was a $21.0 million, or 1%, increase in the balance of home equity loans and lines of credit during the current year as new originations and additional draws on existing accounts exceeded repayments and charge-offs. This increase reversed a downward trend over the past few years and signals a new focus on the origination of home equity loans and lines of credit. Commitments originated for home equity loans and lines of credit and bridge loans were $1.00 billion for the twelve months ended September 30, 2017 and $438.3 million for the twelve months ended September 30, 2016. Between 2010 and 2015, the Association, in various steps, suspended and then modified its home equity lending products and the markets where they were offered in response to the 2008 financial crisis. At September 30, 2017, the recorded investment related to home equity lines of credit originated subsequent to March 2012, totaled $780.2 million. At September 30, 2017, pending commitments to extend new home equity lines of credit totaled $97.9 million. Refer to the Controlling Our Interest Rate Risk Exposure section of the Overview for additional information.
The total allowance for loan losses decreased $12.9 million, or 21%, to $48.9 million at September 30, 2017 from $61.8 million at September 30, 2016, primarily reflecting improved credit metrics, including reduced net charge-offs and lower loan delinquencies. Refer to Note 4. Loans and Allowance for Loan Losses for additional discussion.
Deposits decreased $179.7 million, or 2%, to $8.15 billion at September 30, 2017 from $8.33 billion at September 30, 2016. The decrease in deposits was the result of a $130.4 million decrease in our CDs, a $39.2 million decrease in our high-yield savings accounts (a subcategory of our savings accounts) and a $9.7 million decrease in our high-yield checking accounts (a subcategory of our checking accounts) during the fiscal year ended September 30, 2017. The change in CDs is attributed to a $211.7 million net decrease in the balance of CDs generated through our retail operations, partially offset by an $81.3 million increase (net of premium and maturities) in brokered CDs acquired during the current fiscal year which had original terms of 33 to 48 months. The balance of CDs at September 30, 2017 included $620.7 million in brokered CDs. We believe that our high-yield savings accounts as well as our high-yield checking accounts provide a stable source of funds. In addition, our high yield savings and high yield checking accounts are expected to reprice in a manner similar to our equity loan products, and, therefore, assist us in managing interest rate risk.
Borrowed funds, all from the FHLB of Cincinnati, increased $952.6 million, or 35%, to $3.67 billion at September 30, 2017 from $2.72 billion at September 30, 2016. This increase reflects an additional $900.0 million of new, short-term advances hedged by interest rate swaps with original terms of five years, combined with a $259.0 million increase in the balance of other short-term advances and partially offset by other principal repayments, as a combination of loan growth, share repurchases and dividend payments led to increased cash demands. The total balance of borrowed funds at September 30, 2017 consisted of short-term advances of $1.11 billion, long-term advances of $1.06 billion with a remaining weighted average maturity of approximately 1.6 years and short-term advances of $1.50 billion aligned with interest rate swap contracts with a remaining weighted average effective maturity of approximately 4.1 years. Interest rate swaps were used during the current fiscal year to extend the duration of short-term borrowings to approximately five years by paying a fixed rate of interest and receiving the variable rate. Refer to the Extending the Duration of Funding Sources section of the Overview for additional discussion regarding short-term borrowings and interest-rate exchange contracts.
Shareholders’ equity increased $29.5 million, or 2%, to $1.69 billion at September 30, 2017 from $1.66 billion at September 30, 2016. This net increase primarily reflected the effect of $88.9 million of net income, the positive impact related to awards under the stock-based compensation plan, the allocation of shares held by the ESOP and the increase in other comprehensive income, partially offset by $52.5 million of repurchases of outstanding common stock and $27.7 million of dividend payments. Refer to Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer

Purchases of Equity Securities for additional details regarding the repurchase of shares of common stock and the payment of dividends. As a result of July 19, 2017 and July 26, 2016 mutual member votes, Third Federal Savings, MHC, the mutual holding company that owns 81% of the outstanding stock of the Company, waived the receipt of its share of the dividends paid.

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

	For the Fiscal Years Ended September 30,
	2017			2016			2015
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash equivalents	$214,465	$1,961	0.91%	$143,079	$641	0.45%	$851,047	$2,206	0.26%
Investment securities	—	—	—%	162	2	1.23%	2,015	25	1.24%
Mortgage-backed securities	526,610	9,041	1.72%	555,996	9,388	1.69%	572,232	9,546	1.67%
Loans	12,104,277	394,447	3.26%	11,380,798	375,624	3.30%	10,951,984	369,302	3.37%
Federal Home Loan Bank stock	81,105	3,546	4.37%	69,658	2,786	4.00%	67,360	2,398	3.56%
Total interest-earning assets	12,926,457	408,995	3.16%	12,149,693	388,441	3.20%	12,444,638	383,477	3.08%
Noninterest-earning assets	358,213			337,083			319,063
Total assets	$13,284,670			$12,486,776			$12,763,701
Interest-bearing liabilities:
Checking accounts	$992,042	918	0.09%	$990,592	1,289	0.13%	$995,736	1,371	0.14%
Savings accounts	1,514,275	2,093	0.14%	1,563,448	2,811	0.18%	1,636,093	3,045	0.19%
Certificates of deposit	5,672,212	84,410	1.49%	5,756,861	85,900	1.49%	5,836,053	89,110	1.53%
Borrowed funds	3,231,709	42,678	1.32%	2,284,881	28,026	1.23%	2,312,977	19,824	0.86%
Total interest-bearing liabilities	11,410,238	130,099	1.14%	10,595,782	118,026	1.11%	10,780,859	113,350	1.05%
Noninterest-bearing liabilities	190,873			187,417			184,587
Total liabilities	11,601,111			10,783,199			10,965,446
Shareholders’ equity	1,683,559			1,703,577			1,798,255
Total liabilities and shareholders’ equity	$13,284,670			$12,486,776			$12,763,701
Net interest income		$278,896			$270,415			$270,127
Interest rate spread(1)			2.02%			2.09%			2.03%
Net interest-earning assets(2)	$1,516,219			$1,553,911			$1,663,779
Net interest margin(3)		2.16%			2.23%			2.17%
Average interest-earning assets to average interest-bearing liabilities	113.29%			114.67%			115.43%
______________________

(1)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by total interest-earning assets.

Rate/Volume Analysis. The following table presents the effects of changing rates (yields) and volumes (average balances) on our net interest income for the fiscal years indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately, based on the changes due to rate and the changes due to volume.

	For the Fiscal Years Ended September 30, 2017 vs. 2016			For the Fiscal Years Ended September 30, 2016 vs. 2015
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
Interest-earning cash equivalents	$428	$892	$1,320	$(2,548)	$983	$(1,565)
Investment securities	(1)	(1)	(2)	(23)	—	(23)
Mortgage-backed securities	(503)	156	(347)	(273)	115	(158)
Loans	23,627	(4,804)	18,823	14,261	(7,939)	6,322
Federal Home Loan Bank stock	486	274	760	84	304	388
Total interest-earning assets	24,037	(3,483)	20,554	11,501	(6,537)	4,964
Interest-bearing liabilities:
Checking accounts	2	(373)	(371)	(7)	(75)	(82)
Passbook savings	(86)	(632)	(718)	(133)	(101)	(234)
Certificates of deposit	(1,260)	(230)	(1,490)	(1,199)	(2,011)	(3,210)
Borrowed funds	12,365	2,287	14,652	(243)	8,445	8,202
Total interest-bearing liabilities	11,021	1,052	12,073	(1,582)	6,258	4,676
Net change in net interest income	$13,016	$(4,535)	$8,481	$13,083	$(12,795)	$288
Comparison of Operating Results for the Fiscal Years Ended September 30, 2017 and 2016
General. Net income increased $8.3 million, or 10%, to $88.9 million for the fiscal year ended September 30, 2017 compared to $80.6 million for the fiscal year ended September 30, 2016. This change was attributed to a $9.0 million decrease in the provision for loan losses and an increase of $8.5 million in net interest income, partially offset by an increase of $1.4 million in non-interest expense and a decrease of $5.2 million in non-interest income.
Interest and Dividend Income. Total interest income increased $20.6 million, or 5%, to $409.0 million for the fiscal year ended September 30, 2017 compared to $388.4 million for the prior fiscal year. The increase in interest income resulted primarily from an increase in interest income from loans combined with increases in interest income from other interest-earning cash equivalents, and to a lesser extent, FHLB stock, partially offset by a decrease in interest income from investment securities available for sale.
Interest income on loans increased $18.8 million, or 5%, to $394.4 million compared to $375.6 million for the prior fiscal year. This increase was attributed to a $723.5 million increase in the average balance of loans to $12.10 billion in the current fiscal year compared to $11.38 billion during the prior fiscal year as new loan production exceeded repayments and loan sales. The impact from the increase in the average balance of loans was partially offset by a four basis point decrease in the average yield on loans to 3.26% from 3.30% as historically low interest rates have kept the level of refinance activity relatively high resulting in new originations at lower rates compared to the rest of our portfolio. Additionally, both our “Smart Rate” adjustable-rate first mortgage loan and our 10-year, fixed-rate first mortgage loan originations for the fiscal year ended September 30, 2017, were originated at interest rates below rates offered on our traditional 15- and 30-year fixed-rate products and contributed to the lower average yield. During the fiscal year ended September 30, 2017, loan sales totaled $249.4 million while during the fiscal year ended September 30, 2016, loan sales totaled $200.3 million.
Interest income on interest-earning cash equivalents increased $1.4 million, or 233%, to $2.0 million compared to $0.6 million for the prior fiscal year. As a result of the additional required investment in FHLB stock and an increase in the dividend yield, dividend income on FHLB stock increased $0.7 million, or 25%, to $3.5 million compared to $2.8 million during the prior fiscal year.

Interest Expense. Interest expense increased $12.1 million, or 10%, to $130.1 million for the fiscal year ended September 30, 2017 from $118.0 million for the 2016 fiscal year. The change resulted primarily from a $14.7 million increase in interest expense on borrowed funds partially offset by modest decreases in interest expense on checking accounts, savings accounts and CDs.
Interest expense on CDs decreased $1.5 million, or 2%, to $84.4 million compared to $85.9 million for fiscal 2016. The change was attributed to an $84.7 million, or 1%, decrease in the average balance of CDs to $5.67 billion from $5.76 billion, as the average rate we paid on CDs was 1.49% for both years. To optimally manage our funding costs during the current fiscal year, many maturing, higher rate CDs that were not renewed were replaced with with longer-term brokered CDs or lower rate borrowed funds.
Interest expense on borrowed funds increased $14.7 million, or 53%, to $42.7 million compared to $28.0 million for fiscal 2016. The increase was attributed to a nine basis point increase in the average rate paid for these funds, to 1.32% from 1.23% during fiscal 2016, combined with the impact of a $946.8 million, or 41%, increase in the average balance of borrowed funds to $3.23 billion during the current fiscal year from $2.28 billion during fiscal 2016. The increase in the average balance of borrowed funds was used to fund our balance sheet growth and our capital management activities, including share repurchases and dividend payments. The increases in borrowed funds were in overnight and short-term advances and longer-term advances with initial effective durations of approximately five years as hedged by interest rate swaps. Refer to the Extending the Duration of Funding Sources section of the Overview and Comparison of Financial Condition for further discussion.
Net Interest Income. Net interest income increased $8.5 million, or 3%, to $278.9 million for the fiscal year ended September 30, 2017 compared to $270.4 million for the prior fiscal year. Average interest-earning assets increased during the current fiscal year by $776.8 million, or 6%, when compared to the prior fiscal year. The increase in average assets was attributed primarily to the growth of our loan portfolio and to a lesser extent other interest-earning cash equivalents and FHLB stock, partially offset by a decrease in mortgage-backed securities. Partially offsetting the increase in average interest earning assets was a four basis point decrease in the yield on those assets to 3.16% from 3.20%. Our interest rate spread decreased seven basis points to 2.02% compared to 2.09% for the prior fiscal year. Our net interest margin was 2.16% for the current fiscal year and 2.23% for the prior fiscal year. Our interest rate spread and net interest margin narrowed as our asset yields decreased while our overall funding costs increased as we extended the effective duration of our borrowed funds through the use of interest rate swaps.
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
Based on our evaluation, we recorded a credit for loan losses of $17.0 million for the fiscal year ended September 30, 2017 and a credit of $8.0 million for the fiscal year ended September 30, 2016. The current credit for loan losses reflects reduced levels of loan delinquencies and net charge-offs, but we continue our awareness of the relative values of residential properties in comparison to their cyclical peaks as well as the uncertainty that persists in the current economic environment, which continues to challenge many of our loan customers. As delinquencies in the portfolio have been resolved through pay-off, short sale or foreclosure, or management determines the collateral is not sufficient to satisfy the loan, uncollected balances have been charged against the allowance for loan losses previously provided. The level of net charge-offs decreased during fiscal year 2017 to $4.2 million of net recoveries as compared to $1.8 million of net charge-offs during the fiscal year ended September 30, 2016. Net recoveries combined with the $17.0 million credit for loan losses recorded for the current fiscal year resulted in a decrease in the balance of the allowance for loan losses. Net charge-offs of $1.8 million and a credit for loan losses of $8.0 million were recorded for the fiscal year ended September 30, 2016. The allowance for loan losses was $48.9 million, or 0.39% of the total recorded investment in loans receivable, at September 30, 2017, compared to $61.8 million, or 0.52% of the total recorded investment in loans receivable, at September 30, 2016. Balances of recorded investments are net of deferred fees/expenses and any applicable loans-in-process.

The total recorded investment in non-accrual loans decreased $10.9 million during the fiscal year ended September 30, 2017 compared to a $16.8 million decrease during the fiscal year ended September 30, 2016.
The recorded investment in non-accrual loans in our residential Core portfolio decreased $7.5 million, or 15%, during the current fiscal year, to $43.8 million at September 30, 2017, compared to an $11.0 million decrease during the fiscal year ended September 30, 2016. At September 30, 2017, the recorded investment in our Core portfolio was $10.76 billion, compared to $10.08 billion at September 30, 2016. During the current fiscal year, Core portfolio net recoveries were $2.4 million, as compared to net charge-offs of $0.6 million during the fiscal year ended September 30, 2016. The $43.8 million balance in Core portfolio non-accrual loans at September 30, 2017 includes $27.4 million in TDRs which are current but included with non-accrual loans for a minimum period of six months from their restructuring date.
The recorded investment in non-accrual loans in our residential Home Today portfolio decreased $1.3 million, or 7% during the current fiscal year, to $18.1 million at September 30, 2017 compared to a $3.1 million decrease during the fiscal year ended September 30, 2016. At September 30, 2017, the recorded investment in our Home Today portfolio was $107.7 million, compared to $120.4 million at September 30, 2016. During the current fiscal year, Home Today net charge-offs were $1.0 million as compared to net charge-offs of $1.3 million during the fiscal year ended September 30, 2016. The $18.1 million balance in Home Today non-accrual loans includes $10.3 million in TDRs which are current but included with non-accrual loans for a minimum period of six months from their restructuring date.
The recorded investment in non-accrual home equity loans and lines of credit decreased $2.0 million, or 11%, during the current fiscal year, to $17.2 million at September 30, 2017 compared to a $2.3 million decrease during the fiscal year ended September 30, 2016. The recorded investment in our home equity loans and lines of credit portfolio at September 30, 2017 was $1.57 billion, compared to $1.54 billion at September 30, 2016. During the current fiscal year, home equity loans and lines of credit net recoveries were $2.7 million as compared to net recoveries of $0.1 million during the fiscal year ended September 30, 2016. We believe that non-performing home equity loans and lines of credit, on a relative basis, represent a higher level of credit risk than Core loans as these home equity loans and lines of credit generally hold subordinated lien positions. The seriously delinquent balances of home equity loans and lines of credit were $5.4 million, or less than 1%, of the home equity loans and lines of credit portfolio at September 30, 2017 compared to $4.9 million, or less than 1%, at September 30, 2016.
At September 30, 2017 and 2016, we believe we had recorded an allowance for loan losses that provides for all losses that are both probable and reasonable to estimate at September 30, 2017 and 2016, respectively.
Refer to Lending Activities in Item 1. Business for additional discussion and disclosure related to our provisions for loan losses.
Non-Interest Income. Non-interest income decreased $5.2 million, or 21%, to $19.8 million during the fiscal year ended September 30, 2017 compared to $25.0 million for the prior fiscal year mainly as a result of lower gains on the sale of loans and a decrease in death benefits from BOLI contracts during the current fiscal year. Gains on the sales of loans in the current fiscal year decreased $4.0 million from the prior fiscal year as market interest rate movements contributed to lower percentage gains on $249.4 million in sales during the current fiscal year as compared to the gains realized on $200.3 million in sales during the fiscal year ending September 30, 2016.
Non-Interest Expense. Non-interest expense increased $1.4 million, or 1%, to $182.4 million during the fiscal year ended September 30, 2017 compared to $181.0 million for fiscal 2016. This increase resulted primarily from a combination of higher marketing expenses and other expenses, partially offset by a combination of lower real estate owned expenses and compensation related expenses. The $2.6 million decrease in real estate owned expenses (which includes associated legal and maintenance expenses as well as gains (losses) on the disposal of properties) was driven in part by the decrease in real estate owned assets since September 30, 2016. The $2.8 million increase in marketing expenditures can be attributed to the timing of media campaigns supporting our lending activities. Other operating expenses increased $1.7 million, which consisted primarily of a $1.1 million increase in professional services expenses. Salaries and employee benefits decreased $0.6 million during the current fiscal year compared to the fiscal year ended September 30, 2016. This decrease was primarily due to a combination of a $2.2 million decrease in stock based compensation and a $1.9 million increase in the deferral of salary compensation related to direct loan origination costs, partially offset by a $3.6 million increase in associate compensation costs.
Income Tax Expense. The provision for income taxes was $44.5 million for the fiscal year ended September 30, 2017 compared to $41.8 million for the fiscal year ended September 30, 2016. The provision for fiscal year 2017 included $43.4 million of federal income tax provision and $1.1 million of state income tax provision. The provision for fiscal year ended September 30, 2016 included $40.9 million of federal income tax provision and $0.9 million of state income tax provision. The increase in state income tax between the current and prior fiscal years is reflective of the growth in our expansion states. Our federal effective tax rate decreased to 32.8% during fiscal 2017 from 33.7% during fiscal year 2016, mainly as a result of recognizing $1.1 million of excess tax benefits in the current year related to our adoption, effective October 1, 2016, of ASU 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. Under this standard, excess tax benefits and tax deficiencies related to stock-based compensation are recognized in the provision for income taxes. Previously the amounts were recognized as part of paid-in capital in shareholders' equity. Our expected federal effective income tax rate is less than the federal statutory rate of 35.0%, primarily because of our ownership of bank owned life insurance contracts. Non-taxable income on bank owned insurance contracts was $6.4 million during fiscal 2017 and $7.4 million during fiscal 2016.
Comparison of Operating Results for the Fiscal Years Ended September 30, 2016 and 2015
General. Net income increased $8.0 million, or 11%, to $80.6 million for the fiscal year ended September 30, 2016 compared to $72.6 million for the fiscal year ended September 30, 2015. This change was attributed to a $5.0 million decrease in the provision for loan losses and a $7.0 million decrease in non-interest expenses. Net interest income was relatively unchanged during fiscal 2016 compared to fiscal 2015.
Interest and Dividend Income. Total interest income increased $4.9 million, or 1%, to $388.4 million for the fiscal year ended September 30, 2016 compared to $383.5 million for fiscal 2015. The increase in interest income resulted primarily from an increase in interest income from loans partially offset by a decrease in interest income from other interest-earning cash equivalents.
Interest income on loans for fiscal 2016 increased $6.3 million, or 2%, to $375.6 million compared to $369.3 million for fiscal 2015. This increase was attributed to a $428.8 million increase in the average balance of loans to $11.38 billion in fiscal 2016 compared to $10.95 billion during fiscal 2015 as new loan production exceeded repayments and loan sales. The impact from the increase in the average balance of loans was partially offset by a seven basis point decrease in the average yield on loans to 3.30% from 3.37% as historically low interest rates kept the level of refinance activity relatively high resulting in new originations at lower rates compared to the rest of our portfolio. Additionally, both our “Smart Rate” adjustable-rate first mortgage loan and our 10-year, fixed-rate first mortgage loan originations for the fiscal year ended September 30, 2016, were originated at interest rates below rates offered on our traditional 15- and 30-year fixed-rate products and contributed to the lower average yield. During the fiscal year ended September 30, 2016, loan sales totaled $200.3 million while during the fiscal year ended September 30, 2015, loan sales totaled $160.1 million.
Interest income on interest-earning cash equivalents for fiscal 2016 decreased $1.6 million, or 73%, to $0.6 million compared to $2.2 million for fiscal 2015. The decrease in interest income can be attributed to utilizing a strategy during fiscal 2015 to increase income. The strategy involved borrowing, on an overnight basis, approximately $1.00 billion of additional funds from the FHLB at the beginning of a particular quarter and repaying it prior to the end of that quarter. The proceeds of the borrowings, net of the required investment in FHLB stock, were deposited at the Federal Reserve. Because of increases in the interest rates charged by the FHLB, the strategy was not utilized during fiscal 2016. As a result of the additional required investment in FHLB stock, dividend income on FHLB stock for fiscal 2016 increased $0.4 million, or 17%, to $2.8 million compared to $2.4 million during fiscal 2015. Although the strategy's borrowings component was not utilized during fiscal 2016, the FHLB stock component remained in place and the receipt of increased FHLB stock dividends continued.
Interest Expense. Interest expense increased $4.6 million, or 4%, to $118.0 million for the fiscal year ended September 30, 2016 from $113.4 million for the 2015 fiscal year. The change resulted primarily from an $8.2 million increase in interest expense on borrowed funds partially offset by a decrease in interest expense on CDs.
Interest expense on CDs for fiscal 2016 decreased $3.2 million, or 4%, to $85.9 million compared to $89.1 million for fiscal 2015. The change was attributed to a four basis point decrease in the average rate we paid on CDs to 1.49% from 1.53% combined with a $79.2 million, or 1%, decrease in the average balance of CDs to $5.76 billion from $5.84 billion. Rates were adjusted on deposits in response to changes in general market rates as well as to changes in the rates paid by our competition on short-term CDs. Additionally, to optimally manage our funding costs during fiscal 2016, many maturing, higher rate CDs that were not renewed were replaced with with longer-term brokered CDs or lower rate borrowed funds.
Interest expense on borrowed funds for fiscal 2016 increased $8.2 million, or 41%, to $28.0 million compared to $19.8 million for fiscal 2015. The increase was attributed to a 37 basis point increase in the average rate paid for these funds during fiscal 2016, to 1.23% from 0.86% during fiscal 2015. Partially offsetting the impact of the increase in the average rate paid was a $28.1 million, or 1%, decrease in the average balance of borrowed funds to $2.28 billion during fiscal 2016 from $2.31 billion during fiscal 2015. The net decrease in the average balance was attributed to utilizing the strategy to increase income in fiscal 2015, as discussed earlier. The strategy was not utilized in fiscal 2016. Partially offsetting the decrease in the average balance resulting from discontinuing this strategy was an increase in FHLB of Cincinnati borrowings as part of our efforts to lengthen the duration of our interest bearing funding sources. Refer to the Extending the Duration of Funding Sources section of the Overview for further discussion. To better manage funding costs, longer term borrowed funds from the FHLB of Cincinnati were also used to fund mortgage loan originations.
Net Interest Income. Net interest income increased $0.3 million, or less than 1%, to $270.4 million for the fiscal year ended September 30, 2016 compared to $270.1 million for fiscal 2015. Average interest-earning assets decreased during fiscal 2016 by $294.9 million, or 2%, when compared to fiscal 2015. The decrease in average assets was attributed primarily to the use of the strategy, discussed earlier, in fiscal 2015, which was not utilized in fiscal 2016, partially offset by the growth of our loan portfolio. Our interest rate spread increased six basis points to 2.09% for fiscal 2016 compared to 2.03% for fiscal 2015. Our net interest margin was 2.23% for fiscal 2016 and 2.17% for fiscal 2015. The change in these performance ratios was impacted by the net income strategy utilized in fiscal 2015. The strategy, which served to increase net income slightly also negatively impacted the interest rate spread and net interest margin due to the increase in the average balance of low-yield, interest-earning cash equivalents.
Provision for Loan Losses. Based on our evaluation, we recorded a negative provision for loan losses of $8.0 million for the fiscal year ended September 30, 2016 and a negative provision of $3.0 million for the fiscal year ended September 30, 2015. The fiscal 2016 negative provision for loan loss reflected reduced levels of loan delinquencies and net charge-offs, but we continued our awareness of the relative values of residential properties in comparison to their cyclical peaks as well as the uncertainty that persisted in the economic environment, which continued to challenge many of our loan customers. As delinquencies in the portfolio were resolved through pay-off, short sale or foreclosure, or management determined the collateral was not sufficient to satisfy the loan, uncollected balances were charged against the allowance for loan losses previously provided. The level of net charge-offs decreased during fiscal 2016 to $1.8 million as compared to $6.8 million during fiscal 2015. Net charge-offs combined with the $8.0 million negative provision for loan losses recorded for fiscal 2016 resulted in a decrease in the balance of the allowance for loan losses. Net charge-offs of $6.8 million and a negative provision for loan losses of $3.0 million were recorded for fiscal 2015. The allowance for loan losses was $61.8 million, or 0.52% of the total recorded investment in loans receivable, at September 30, 2016, compared to $71.6 million, or 0.64% of the total recorded investment in loans receivable, at September 30, 2015. Balances of recorded investments were net of deferred fees and any applicable loans-in-process.
The total recorded investment in non-accrual loans decreased $16.8 million during the fiscal year ended September 30, 2016 compared to a $28.7 million decrease during the fiscal year ended September 30, 2015.
The recorded investment in non-accrual loans in our residential Core portfolio decreased $11.0 million, or 18%, during fiscal 2016, to $51.3 million at September 30, 2016, compared to a $17.1 million decrease during fiscal 2015. At September 30, 2016, the recorded investment in our Core portfolio was $10.08 billion, compared to $9.47 billion at September 30, 2015. During fiscal 2016, Core portfolio net charge-offs were $0.6 million, as compared to net charge-offs of $1.5 million during fiscal 2015. The $51.3 million balance in non-accrual loans at September 30, 2016 included $31.1 million in TDRs which were current but included with non-accrual loans for a minimum period of six months from their restructuring date.
The recorded investment in non-accrual loans in our residential Home Today portfolio decreased $3.1 million, or 14% during fiscal 2016, to $19.5 million at September 30, 2016 compared to a $7.4 million decrease during fiscal 2015. At September 30, 2016, the recorded investment in our Home Today portfolio was $120.4 million, compared to $134.0 million at September 30, 2015. During fiscal 2016, Home Today net charge-offs were $1.3 million as compared to net charge-offs of $1.9 million during fiscal 2015. The $19.5 million balance in Home Today non-accrual loans included $10.7 million in TDRs which were current but included with non-accrual loans for a minimum period of six months from their restructuring date.
The recorded investment in non-accrual home equity loans and lines of credit decreased $2.3 million, or 11%, during fiscal 2016, to $19.2 million at September 30, 2016 compared to a $4.7 million decrease during fiscal 2015. The recorded investment in our home equity loans and lines of credit portfolio at September 30, 2016, was $1.54 billion, compared to $1.63 billion at September 30, 2015. During fiscal 2016, home equity loans and lines of credit net recoveries were $0.1 million as compared to net charge-offs of $3.6 million during fiscal 2015. We believe that non-performing home equity loans and lines of credit, on a relative basis, represented a higher level of credit risk than Core loans as these home equity loans and lines of credit generally hold subordinated lien positions. The seriously delinquent balances of home equity loans and lines of credit were $4.9 million, or less than 1%, of the home equity loans and lines of credit portfolio at September 30, 2016 compared to $5.6 million, or less than 1%, at September 30, 2015.
At September 30, 2016 and 2015, we believe we had recorded an allowance for loan losses that provides for all losses that are both probable and reasonable to estimate at September 30, 2016 and 2015, respectively.
Refer to Lending Activities in Item 1. Business for additional discussion and disclosure related to our provisions for loan losses.

Non-Interest Income. Non-interest income increased $0.7 million, or 3%, to $25.0 million during fiscal 2016 compared to $24.3 million for fiscal 2015 mainly as a result of increased net gains on the sale of loans partially offset by a decrease in loan fees and service charges and other. The increase in the net gain on sales of loans primarily reflected a higher volume of loan sales in fiscal 2016, $200.3 million, as compared to $160.1 million during fiscal 2015. This increase was partially offset by a decrease in net loan servicing fees received in connection with the smaller portfolio of loans serviced for others included in loan fees and service charges and a decrease in income received in connection with reduced real estate owned activity included in other.
Non-Interest Expense. Non-interest expense decreased $7.0 million, or 4%, to $181.0 million during fiscal 2016 compared to $188.0 million for fiscal 2015. This decrease resulted primarily from lower real estate owned expense, marketing expenses, and other operating expenses partially offset by higher data processing expenses. The $3.9 million decrease in real estate owned expenses (which includes associated legal and maintenance expenses as well as gains (losses) on the disposal of properties) was driven in part by the decrease in real estate owned assets since September 30, 2015. The $2.9 million decrease in marketing expenditures can be attributed to the timing of media campaigns supporting our lending activities. Other operating expenses decreased $1.4 million, which consisted primarily of a $1.0 million decrease in professional services expenses, and a $0.6 million decrease in postage/courier fees partially offset by a $0.7 increase in expenses associated with originating loans. Salaries and employee benefits increased $0.6 million during fiscal 2016 compared to fiscal 2015. This increase was primarily due to a $1.2 million increase in pension costs partially offset by a $0.6 million decrease in stock based compensation.
Income Tax Expense. The provision for income taxes was $41.8 million for fiscal 2016 compared to $36.8 million for fiscal 2015. The provision for fiscal 2016 included $40.9 million of federal income tax provision and $932 thousand of state income tax provision. The provision for fiscal 2015 included $36.7 million of federal income tax provision and $143 thousand of state income tax provision. The increase in state income tax between fiscal 2016 and 2015 was reflective of the growth in our expansion states. Our federal effective tax rate increased to 33.7% during fiscal 2016 from 33.6% during fiscal year 2015. Our expected federal effective income tax rate was less than the federal statutory rate of 35.0%, primarily because of our ownership of bank owned life insurance contracts. Non-taxable income on bank owned insurance contracts was $7.4 million during fiscal 2016 and $7.3 million during fiscal 2015.
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
While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Association’s Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We generally seek to maintain a minimum liquidity ratio of 5% (which we compute as the sum of cash and cash equivalents plus unencumbered investment securities for which ready markets exist, divided by total assets). For the year ended September 30, 2017, our liquidity ratio averaged 5.65%. We believe that we had sufficient sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2017.
We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities and the objectives of our asset/liability management program. Excess liquid assets are generally invested in interest-earning deposits and short- and intermediate-term securities.
Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2017, cash and cash equivalents totaled $268.2 million which represented an increase of 16% from September 30, 2016.
Investment securities classified as available-for-sale, which provide additional sources of liquidity, totaled $537.5 million at September 30, 2017.

During the year ended September 30, 2017, loan sales to Fannie Mae totaled $211.0 million, which included $13.7 million of loans that qualified under Fannie Mae's HARP II initiative and $15.3 million of loans that qualified under Fannie Mae's HomeReady initiative. Loans originated under the HARP II an HomeReady initiatives are classified as “held for sale” at origination. Loans originated under Fannie Mae compliant procedures other than HARP II and HomeReady are classified as “held for investment” until they are specifically identified for sale.
In addition to the loan sales to Fannie Mae, during the year ended September 30, 2017, loan sales to the FHLB of Cincinnati, under their Mortgage Purchase Program, totaled $38.4 million. Loans that qualify under the FHLB Mortgage Purchase Program are classified as “held for investment” until they are specifically identified for sale.
At September 30, 2017, $0.4 million of long-term, fixed-rate residential first mortgage loans were classified as “held for sale,” all of which qualified under Fannie Mae's HARP II or HomeReady initiatives. There were no loan sale commitments outstanding at September 30, 2017.
Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in the Consolidated Financial Statements.
At September 30, 2017, we had $548.9 million in loan commitments outstanding. In addition to commitments to originate loans, we had $1.43 billion in undisbursed home equity lines of credit to borrowers. CDs due within one year of September 30, 2017 totaled $2.13 billion, or 26.1% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, sales of investment securities, other deposit products, including new CDs, brokered CDs, FHLB advances, borrowings from the FRB-Cleveland Discount Window or other collateralized borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the CDs due on or before September 30, 2018. We believe, however, based on past experience, that a significant portion of such deposits will remain with us. Generally, we have the ability to attract and retain deposits by adjusting the interest rates offered.
Our primary investing activities are originating residential mortgage loans and purchasing investments. During the year ended September 30, 2017, we originated $2.70 billion of residential mortgage loans, and during the year ended September 30, 2016, we originated $2.59 billion of residential mortgage loans. We purchased $183.5 million of securities during the year ended September 30, 2017, and $95.2 million during the year ended September 30, 2016.
Financing activities consist primarily of changes in deposit accounts, changes in the balances of principal and interest owed on loans serviced for others, FHLB advances and borrowings from the FRB-Cleveland Discount Window. We experienced a net decrease in total deposits of $179.7 million during the year ended September 30, 2017, which reflected the active management of the overall cost of funding between maturing CDs and wholesale borrowings, compared to a net increase of $45.5 million during the year ended September 30, 2016. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. The net decrease in total deposits during the year ended September 30, 2017, was partially offset by the $80.9 million increase in the balance of brokered CDs, to $620.7 million, from $539.8 million at September 30, 2016. During the year ended September 30, 2016 the balance of brokered CDs increased by $19.7 million. Principal and interest owed on loans serviced for others experienced a net decrease of $13.6 million to $35.8 million during the year ended September 30, 2017 compared to a net decrease of $0.1 million to $49.4 million during the year ended September 30, 2016. During the year ended September 30, 2017, we increased our advances from the FHLB of Cincinnati by $952.6 million, as we funded new loan originations and actively managed our liquidity ratio. During the year ended September 30, 2016, our advances from the FHLB of Cincinnati increased by $550.2 million.
Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of Cincinnati and the FRB-Cleveland Discount Window, each of which provides an additional source of funds. Additionally, in evaluating funding alternatives, we may participate in the brokered CDs market. At September 30, 2017, we had $3.67 billion of FHLB of Cincinnati advances and no outstanding borrowings from the FRB-Cleveland Discount Window. Additionally, at September 30, 2017, we had $620.7 million of brokered CDs. During the year ended September 30, 2017, we had average outstanding advances from the FHLB of Cincinnati of $3.23 billion as compared to average outstanding advances of $2.28 billion during the year ended September 30, 2016. The increase in net average balance in the current year reflects an increase in FHLB of Cincinnati borrowings as part of our efforts to lengthen the duration of our interest bearing funding sources as well as increases in the balance of our short-term borrowings used to fund: balance sheet growth; our net savings outflow; our capital initiatives; and to manage our on-balance sheet liquidity. Refer to the Extending the Duration of Funding Sources section of the Overview and the General section of Item 7A. Quantitative and Qualitative Disclosures About Market Risk for further discussion. At September 30, 2017, we had the ability to immediately borrow an additional $41.0 million from the FHLB of Cincinnati and $72.3 million from the FRB-Cleveland Discount Window. From the perspective of collateral value securing FHLB of Cincinnati advances, our capacity limit for additional borrowings beyond the immediately available limits at September 30, 2017 was $4.87 billion, subject to satisfaction of the FHLB of Cincinnati common stock ownership requirement. To satisfy the common stock ownership requirement, we would have to increase our ownership of FHLB of Cincinnati common stock by an additional $97.4 million.
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
As of September 30, 2017, the Association exceeded all regulatory capital requirements to be considered "Well Capitalized".
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
The Company's seventh stock repurchase program, covering 10,000,000 shares, which began on August 4, 2015, was completed on January 6, 2017. On October 27, 2016, the Company announced that the Board of Directors approved the Company’s eighth stock repurchase program, which authorized the repurchase of up to 10,000,000 shares of the Company’s outstanding common stock. Repurchases under the eighth stock repurchase authorization began on January 6, 2017. There were 2,249,110 shares repurchased under that program between its start date and September 30, 2017. During the year ended September 30, 2017, the Company repurchased $54.0 million of its common stock.
On July 26, 2016, Third Federal Savings, MHC received the approval of its members (depositors and certain loan customers of the Association) with respect to the waiver of dividends, and subsequently received the non-objection of the FRB-Cleveland, to waive receipt of dividends on the Company’s common stock the MHC owns up to a total of $0.50 per share during the four quarterly periods ended June 30, 2017. Third Federal Savings, MHC waived its right to receive a $0.125 per share dividend payment on September 19, 2016, December 12, 2016, March 20, 2017 and June 23, 2017.
On July 19, 2017, Third Federal Savings, MHC received the approval of its members with respect to the waiver of dividends, and subsequently received the non-objection of the FRB-Cleveland, to waive receipt of dividends on the Company’s common stock the MHC owns up to a total of $0.68 per share, to be declared on the Company’s common stock during the twelve months subsequent to the members’ approval (i.e., through July 19, 2018). The members approved the waiver by casting 64% of the eligible votes in favor of the waiver. Of the votes cast, 97% were in favor of the proposal. Third Federal Savings, MHC waived its right to receive a $0.17 per share dividend payment on September 25, 2017.
While stock repurchases are planned to continue in the future, the payment of dividends and support of asset growth will likely represent a larger focus for future capital deployment activities.
At September 30, 2017, the Company had, in the form of cash and a demand loan from the Association, $94.4 million of funds readily available to support its stand-alone operations.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. In addition, we routinely enter into commitments to securitize and sell mortgage loans. For additional information, see Note 15 of the Notes to Consolidated Financial Statements.
Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities and agreements with respect to investments.
The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at September 30, 2017. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments due by period
Contractual Obligations	Less than One year		One to Three years	Three to Five years	More than Five years	Total
	(In thousands)
FHLB advances(1)(2)	$2,888,245		$744,294	$1,290	$37,548	$3,671,377
Operating leases	6,697		11,125	6,732	6,264	30,818
Certificates of deposit(1)	2,133,538		2,626,673	728,409	202,589	5,691,209
Limited partner investments	11,541		—	—	—	11,541
Total	$5,040,021		$3,382,092	$736,431	$246,401	$9,404,945
Commitments to extend credit	$2,084,599	(3)	$—	$—	$—	$2,084,599
______________________

(1)	Includes accrued interest payable, computed on an actual days outstanding basis, at September 30, 2017.

(2)	Reflect the net impact of deferred penalties discussed in Note 10. Borrowed Funds.

(3)	Includes the unused portion (including commitments for accounts suspended as a result of material default or a decline in equity) of home equity lines of credit of $1.50 billion.
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
During the fiscal year ended September 30, 2017, $211.0 million of agency-compliant, long-term, fixed-rate mortgage loans were sold to Fannie Mae, and $38.4 million of long-term, fixed-rate mortgage loans, which were also agency-compliant, were sold to the FHLB of Cincinnati. All loans were sold on a servicing retained basis. At September 30, 2017, $0.4 million of agency-compliant, long-term, fixed-rate residential first mortgage loans that qualified under Fannie Mae's HARP II or HomeReady programs, were classified as "held for sale". Of the Fannie Mae loan sales completed during fiscal 2017, $13.7 million was comprised of long-term, (15 to 30 years), fixed-rate first mortgage loans which were sold under Fannie Mae's HARP II, $15.3 million was comprised of long-term, (15 to 30 years), fixed-rate first mortgage loans which were sold under Fannie Mae's HomeReady program, and $182.0 million was comprised of long-term (15 to 30 years), fixed-rate first mortgage loans which had been originated under our revised procedures and were sold to Fannie Mae under our re-instated seller contract, as described in the next paragraph. The loans that were sold to the FHLB of Cincinnati were sold under the FHLB's Mortgage Purchase Program. Loans that qualify under the FHLB Mortgage Purchase Program are classified as “held for investment” until they are specifically identified for sale. At September 30, 2017, we had no outstanding loan sales commitments.
Fannie Mae, historically the Association’s primary loan investor, implemented, effective July 1, 2010, certain loan origination requirement changes affecting loan eligibility that we chose not to adopt until May 2013. Subsequent to the May 2013 implementation date of our revised procedures, and, upon review and validation by Fannie Mae which was received on November 15, 2013, fixed-rate, first mortgage loans (primarily fixed-rate, mortgage refinances with terms of 15 years or more and HARP II, and more recently HomeReady, loans) that are originated under the revised procedures are eligible for sale to Fannie Mae either as whole loans or as mortgage-backed securities. We expect that certain loan types (i.e. our Smart Rate adjustable-rate loans, purchase fixed-rate loans and 10-year fixed-rate loans) will continue to not be originated under the revised (Fannie Mae) procedures and accordingly, the Association’s ability to reduce interest rate risk via loan sales for such loans is limited to those loans that have established payment histories, strong borrower credit profiles and are supported by adequate collateral values that meet the requirements of the FHLB's Mortgage Purchase Program or of private third-party investors.
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

In December 2015, the Association entered into its first interest rate swap agreements in over ten years. Each of the Association's swap agreements is registered on the Chicago Mercantile Exchange and involves the exchange of interest payment amounts based on a notional principal balance. No exchange of principal amounts occurs and the notional principal amount does not appear on our balance sheet. The Association uses swaps to extend the duration of its funding sources. In each of the Association's agreements, interest paid is based on a fixed rate of interest throughout the term of each agreement while interest received is based on an interest rate that resets at a specified interval (generally three months) throughout the term of each agreement. On the initiation date of the swap, the agreed upon exchange interest rates reflect market conditions at that point in time. Swaps generally require counterparty collateral pledges that ensure the counterparties' ability to comply with the conditions of the agreement. The notional amount of the Association's swap portfolio at September 30, 2017 was $1.50 billion. The swap portfolio's weighted average fixed pay rate was 1.62% and the weighted average remaining term was 4.1 years. Concurrent with the execution of each swap, the Association entered into a short-term borrowing from the FHLB of Cincinnati in an amount equal to the notional amount of the swap and with interest rate resets aligned with the reset interval of the swap. For $1.35 billion of our outstanding swaps, the borrowing proceeds represented new monies which were generally used to fund loans and investment securities. During the fiscal year ended September 30, 2016, swaps totaling $150.0 million were contracted to restructure existing longer-term FHLB borrowings. These restructuring transactions lowered our effective cost of funding but did not involve the receipt of new monies. Each individual swap agreement has been designated as a cash flow hedge of interest rate risk associated with the Company's variable rate borrowings from the FHLB of Cincinnati.
Economic Value of Equity. Using customized modeling software, the Association prepares periodic estimates of the amounts by which the net present value of its cash flows from assets, liabilities and off-balance sheet items (the institution’s economic value of equity or EVE) would change in the event of a range of assumed changes in market interest rates. The simulation model uses a discounted cash flow analysis and an option-based pricing approach in measuring the interest rate sensitivity of EVE. The model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumption that instantaneous changes (measured in basis points) occur at all maturities along the United States Treasury yield curve and other relevant market interest rates. A basis point equals one, one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 2% to 3% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. The model is tailored specifically to our organization, which, we believe, improves its predictive accuracy. The following table presents the estimated changes in the Association’s EVE at September 30, 2017 that would result from the indicated instantaneous changes in the United States Treasury yield curve and other relevant market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Change in Interest Rates (basis points) (1)	Estimated EVE (2)	Estimated Increase (Decrease) in EVE		EVE as a Percentage of Present Value of Assets (3)
				EVE Ratio (4)	Increase (Decrease) (basis points)
		Amount	Percent
	(Dollars in thousands)
+300	$1,461,909	$(647,110)	(30.68)%	11.57%	(348)
+200	1,722,441	(386,578)	(18.33)%	13.13%	(192)
+100	1,951,186	(157,833)	(7.48)%	14.36%	(69)
0	2,109,019	—	—%	15.05%	—
-100	2,103,755	(5,264)	(0.25)%	14.69%	(36)
_________________

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	EVE Ratio represents EVE divided by the present value of assets.
The preceding table indicates that at September 30, 2017, in the event of an increase of 200 basis points in all interest rates, the Association would experience a 18.33% decrease in EVE. In the event of a 100 basis point decrease in interest rates, the Association would experience a 0.25% decrease in EVE.

The following table is based on the calculations contained in the previous table, and sets forth the change in the EVE at a +200 basis point rate of shock at September 30, 2017, with comparative information as of September 30, 2016. By regulation, the Association must measure and manage its interest rate risk for interest rate shocks relative to established risk tolerances in EVE.

	At September 30,
Risk Measure (+200 bp Rate Shock)	2017	2016
Pre-Shock EVE Ratio	15.05%	14.98%
Post-Shock EVE Ratio	13.13%	13.72%
Sensitivity Measure in basis points	(192)	(126)
Percentage Change in EVE Ratio	(18.33)%	(13.55)%
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
Accordingly, although the EVE tables provide an indication of our interest rate risk exposure as of the indicated dates, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our EVE and will differ from actual results. While our core business activities, which primarily sought to originate Smart Rate (adjustable) and 10-year fixed-rate loans funded by borrowings from the FHLB and intermediate term CDs (including brokered CDs) are intended to have a favorable impact on our IRR profile, the net impact of three other items resulted in the 4.78% deterioration in the Percentage Change in EVE measure at September 30, 2017, when compared to the measure at September 30, 2016. The most significant factor contributing to the overall deterioration was the change in market interest rates, which included an increase of 72 basis points for the two-year term, an increase of 79 basis points for the five-year term and an increase of 74 basis points for the ten-year term, and which resulted in a decrease of 9.14% in the Percentage Change in EVE. Combined with this deterioration was the impact of an $81.0 million cash dividend that the Association paid to the Company. Because of its intercompany nature, this payment had no impact on the Company's capital position, or the Company's overall IRR profile but reduced the Association's regulatory capital and regulatory capital ratios and negatively impacted the Association's Percentage Change in EVE by approximately 0.86%. Partially offsetting the unfavorable impact of the two preceding factors, numerous modifications and enhancements to our modeling assumptions and methodologies, which are continually challenged and evaluated, on a net basis, positively impacted the Association's Percentage Change in EVE by 2.83%. These changes primarily involved factors used in the modeling of prepayment rates for our fixed-rate, first mortgage loans and attempt to more closely align the model’s projections with our historical experience for those products. Finally, our core business activities, as described at the beginning of this paragraph, resulted in 2.39% of improvement to our Percentage Change in EVE. The IRR simulation results presented above were in line with management's expectations and were within the risk limits established by our Board of Directors.
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
Earnings at Risk. In addition to EVE calculations, we use our simulation model to analyze the sensitivity of our net interest income to changes in interest rates (the institution’s EaR). Net interest income is the difference between the interest income that we earn on our interest-earning assets, such as loans and securities, and the interest that we pay on our interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what our net interest income would be for prospective 12 and 24 month periods using customized (based on our portfolio characteristics) assumptions with respect to loan prepayment rates, default rates and deposit decay rates, and the implied forward yield curve as of the market date for assumptions as to projected interest rates. We then calculate what the estimated net interest income would be for the same period under numerous interest rate scenarios. The simulation process is subject to continual enhancement, modification, refinement and adaptation in order that it might most accurately reflect our current circumstances, factors and expectations. As of September 30, 2017, we estimated that our EaR for the 12 months ending September 30, 2018 would decrease by 1.63% in the event that market interest rates used in the simulation were adjusted in equal monthly amounts (termed a "ramped" format) during the 12 month measurement period to an aggregate increase in 200 basis points. This assumption differs from the assumption used to report our EaR estimates in reporting periods prior to March 31, 2017, when our EaR disclosures were determined under assumed instantaneous changes in market interest rates. During the March 31, 2017 quarter, based on a survey of the predominate practices disclosed by other similarly profiled financial institutions, the Association adopted the "ramped" assumption in preparing the EaR simulation estimates for use in its public disclosures. In addition to conforming to predominate industry practice, the Association also believes that the ramped assumption provides a more probable/plausible scenario for net interest income simulations than instantaneous shocks which provide a theoretical analysis but a much less credible economic scenario. The Association continues to calculate instantaneous scenarios, and as of September 30, 2017, we estimated that our EaR for the 12 month period ending September 30, 2018, would decrease by 5.14% in the event of an instantaneous 200 basis point increase in market interest rates. At September 30, 2017, the IRR simulations results were in line with management's expectations and were within the risk limits established by our Board of Directors.
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
EVE is considered as a point in time calculation with a "liquidation" view of the Association where all the cash flows (including interest, principal and prepayments) are modeled and discounted using discount factors derived from the current market yield curves. It provides a long term view and helps to define changes in equity and duration as a result of changes in interest rates. On the other hand, EaR is based on balance sheet projections going one year and two year forward and assumes new business volume and pricing to calculate net interest income under different interest rate environments. EaR is calculated to determine the sensitivity of net interest income under different interest rate scenarios. With each of these models specific policy limits have been established that are compared with the actual month end results. These limits have been approved by the Association's Board of Directors and are used as benchmarks to evaluate and moderate interest rate risk. In the event that there is a breach of policy limits that extends beyond two consecutive quarter end measurement periods, management is responsible for taking such action, similar to those described under the preceding heading of General, as may be necessary in order to return the Association's interest rate risk profile to a position that is in compliance with the policy. At September 30, 2017 the IRR profile as disclosed above was within our internal limits.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2017. In making this assessment, the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) was utilized. Based on this assessment, management believes that, as of September 30, 2017, the Company’s internal control over financial reporting is effective at the reasonable assurance level.
The Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting.
The Sarbanes-Oxley Act Section 302 Certifications have been filed as Exhibit 31.1 and Exhibit 31.2 to this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
TFS Financial Corporation
Cleveland, OH

We have audited the internal control over financial reporting of TFS Financial Corporation and subsidiaries (the "Company") as of September 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report Regarding Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 30, 2016 of the Company and our report dated November 22, 2017 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Cleveland, OH
November 22, 2017

Item 9B.	Other Information
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Incorporated by reference from the Notice of Annual Meeting and Proxy Statement for the 2018 Annual Meeting of Shareholders (the “Proxy Statement”) sections entitled “Proposal One: Election of Directors,” “Executive Compensation,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance.” Such information will be filed with the SEC no later than 120 days after the end of the fiscal year covered by this report.
The table below sets forth information, as of September 30, 2017, regarding our executive officers other than Mr. Stefanski and Ms. Weil.

Name	Title	Age
Judith Z. Adam	Chief Risk Officer	62
David S. Huffman	Chief Financial Officer and Secretary	65
Paul J. Huml	Chief Accounting Officer Chief Operating Officer, the Company	58
Anna Maria P. Motta	Chief Information Officer, the Association	58
Cathy W. Zbanek	Chief Marketing and Human Resources Officer, the Association	44
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
Judith Z. Adam joined the Association in 2000 and was named Chief Risk Officer in 2015. During her time with the Association, Ms. Adam has managed the Accounting, Internet Services and Loan Production teams. Ms. Adam’s more than 30 years in the banking industry have included serving in various accounting roles at TransOhio Savings Bank and Metropolitan Bank & Trust.
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

Cathy W. Zbanek joined the Association in 2001 and was named the Chief Marketing Officer in January 2013 and also serves as the Human Resources Officer for the Association. Prior to her current role, she directed several key strategic business projects as well as systems design and development. She also managed several departments, including Customer Service. Before joining the Association, Ms. Zbanek served as a senior consultant with Waterstone Consulting, working in their Management Consulting Group. Her experience also includes working with the consulting group, Price Waterhouse Coopers.
The Company has adopted a policy statement entitled CODE OF ETHICS FOR SENIOR FINANCIAL OFFICERS that applies to our chief executive officer and our senior financial officers. A copy of the CODE OF ETHICS FOR SENIOR FINANCIAL OFFICERS is available on our website, www.thirdfederal.com.

Item 11.	Executive Compensation
Incorporated by reference from the sections of the Proxy Statement entitled “Executive Compensation,” “Report of the Compensation Committee,” and “Director Compensation.” Such information will be filed with the SEC no later than 120 days after the end of the fiscal year covered by this report.

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
The following table provides information as of September 30, 2017 regarding our 2008 Equity Incentive Plan that was approved by shareholders on May 29, 2008:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Rights and Warrants	Weighted-Average Exercise Price of Outstanding Options, Rights and Warrants		Number of Shares Remaining Available for Future Issuance Under the Plan
Equity Compensation Plans
Approved by Stockholders	5,685,500	$10.53	(1)	11,011,124
Equity Compensation Plans
Not Approved by Stockholders	N/A	N/A		N/A
Total	5,685,500	$10.53	(1)	11,011,124
 ______________________

(1)
Weighted-Average Exercise Price of Outstanding Options, Rights and Warrants is calculated using 1,169,068 shares of restricted stock awards at $0.00 and 4,516,432 shares of stock option awards at $13.26.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)(1) Financial Statements
The following documents are filed as part of this Annual Report on Form 10-K:

a.	The consolidated financial statements of TFS Financial Corporation and subsidiaries contained in Part II, Item 8 of this Annual Report on Form 10-K:

•	Consolidated Statements of Condition as of September 30, 2017 and 2016;

•	Consolidated Statements of Income for the years ended September 30, 2017, 2016 and 2015;

•	Consolidated Statements of Comprehensive Income for the years ended September 30, 2017, 2016 and 2015;

•	Consolidated Statements of Shareholders' Equity for the years ended September 30, 2017, 2016 and 2015;

•	Consolidated Statements of Cash Flows for the years ended September 30, 2017, 2016 and 2015; and

•	Notes to the Consolidated Financial Statements
b. The exhibits listed in the Exhibits Index beginning on Page 131 of this Annual Report on Form 10-K.

Item 16.	Form 10-K Summary

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
TFS Financial Corporation
Cleveland, OH

We have audited the accompanying consolidated statements of condition of TFS Financial Corporation and subsidiaries (the "Company") as of September 30, 2017 and 2016, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 2017. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TFS Financial Corporation and subsidiaries as of September 30, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 30, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 22, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Cleveland, OH
November 22, 2017

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION
As of September 30, 2017 and 2016
(In thousands, except share data)

	2017	2016
ASSETS
Cash and due from banks	$35,243	$27,914
Other interest-earning cash equivalents	232,975	203,325
Cash and cash equivalents	268,218	231,239
Investment securities available for sale (amortized cost $541,964 and $517,228, respectively)	537,479	517,866
Mortgage loans held for sale, at lower of cost or market (none measured at fair value)	351	4,686
Loans held for investment, net:
Mortgage loans	12,434,339	11,748,099
Other loans	3,050	3,116
Deferred loan expenses, net	30,865	19,384
Allowance for loan losses	(48,948)	(61,795)
Loans, net	12,419,306	11,708,804
Mortgage loan servicing assets, net	8,375	8,852
Federal Home Loan Bank stock, at cost	89,990	69,853
Real estate owned, net	5,521	6,803
Premises, equipment, and software, net	60,875	61,003
Accrued interest receivable	35,479	32,818
Bank owned life insurance contracts	205,883	200,144
Other assets	61,086	63,994
TOTAL ASSETS	$13,692,563	$12,906,062
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$8,151,625	$8,331,368
Borrowed funds	3,671,377	2,718,795
Borrowers’ advances for insurance and taxes	100,446	92,313
Principal, interest, and related escrow owed on loans serviced	35,766	49,401
Accrued expenses and other liabilities	43,390	53,727
Total liabilities	12,002,604	11,245,604
Commitments and contingent liabilities
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 332,318,750 shares issued; 281,291,750 and 284,219,019 outstanding at September 30, 2017 and September 30, 2016, respectively	3,323	3,323
Paid-in capital	1,722,672	1,716,818
Treasury stock, at cost; 51,027,000 and 48,099,731 shares at September 30, 2017 and September 30, 2016, respectively	(735,530)	(681,569)
Unallocated ESOP shares	(53,084)	(57,418)
Retained earnings—substantially restricted	760,070	698,930
Accumulated other comprehensive loss	(7,492)	(19,626)
Total shareholders’ equity	1,689,959	1,660,458
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$13,692,563	$12,906,062
See accompanying notes to consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For each of the three years in the period ended September 30, 2017
(In thousands, except share and per share data)

	2017	2016	2015
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$394,447	$375,624	$369,302
Investment securities available for sale	9,041	9,390	9,571
Other interest and dividend earning assets	5,507	3,427	4,604
Total interest and dividend income	408,995	388,441	383,477
INTEREST EXPENSE:
Deposits	87,421	90,000	93,526
Borrowed funds	42,678	28,026	19,824
Total interest expense	130,099	118,026	113,350
NET INTEREST INCOME	278,896	270,415	270,127
PROVISION (CREDIT) FOR LOAN LOSSES	(17,000)	(8,000)	(3,000)
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	295,896	278,415	273,127
NON-INTEREST INCOME:
Fees and service charges, net of amortization	6,896	7,423	7,972
Net gain on the sale of loans	2,183	6,161	4,519
Increase in and death benefits from bank owned life insurance contracts	6,449	7,409	7,324
Other	4,321	3,959	4,445
Total non-interest income	19,849	24,952	24,260
NON-INTEREST EXPENSE:
Salaries and employee benefits	95,682	96,281	95,638
Marketing services	19,713	16,956	19,904
Office property, equipment, and software	24,531	23,862	22,048
Federal insurance premium and assessments	10,055	10,377	11,135
State franchise tax	5,235	5,459	5,914
Real estate owned expense, net	3,185	5,772	9,705
Other expenses	24,003	22,297	23,648
Total non-interest expense	182,404	181,004	187,992
INCOME BEFORE INCOME TAXES	133,341	122,363	109,395
INCOME TAX EXPENSE	44,464	41,810	36,804
NET INCOME	$88,877	$80,553	$72,591
Earnings per share—basic and diluted	$0.32	$0.28	$0.25
Weighted average shares outstanding
Basic	277,213,258	281,566,648	289,935,861
Diluted	279,268,768	283,785,713	292,210,417
See accompanying notes to consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For each of the three years in the period ended September 30, 2017
(In thousands)

	2017	2016	2015
Net income	$88,877	$80,553	$72,591
Other comprehensive income (loss), net of tax:
Net change in unrealized gain (loss) on securities available for sale	(3,331)	(1,510)	3,018
Net change in cash flow hedges	11,620	(1,371)	—
Change in pension obligation	3,845	(3,680)	(5,291)
Total other comprehensive income (loss)	12,134	(6,561)	(2,273)
Total comprehensive income	$101,011	$73,992	$70,318
See accompanying notes to consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For each of the three years in the period ended September 30, 2017
(In thousands, except share and per share data)

	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at September 30, 2014	$3,323	1,702,441	(379,109)	(66,084)	589,678	(10,792)	$1,839,457
Comprehensive income
Net income	—	—	—	—	72,591	—	72,591
Other comprehensive loss, net of tax	—	—	—	—	—	(2,273)	(2,273)
ESOP shares allocated or committed to be released	—	2,284	—	4,333	—	—	6,617
Compensation costs for stock-based plans	—	7,363	—	—	—	—	7,363
Excess tax benefit from stock-based compensation	—	1,582	—	—	—	—	1,582
Purchase of treasury stock (11,275,950 shares)	—	—	(172,366)	—	—	—	(172,366)
Treasury stock allocated to restricted stock plan	—	(6,041)	2,918	—	(988)	—	(4,111)
Dividends paid to common shareholders ($0.31 per common share)	—	—	—	—	(19,490)	—	(19,490)
Balance at September 30, 2015	$3,323	1,707,629	(548,557)	(61,751)	641,791	(13,065)	$1,729,370
Comprehensive income
Net income	—	—	—	—	80,553	—	80,553
Other comprehensive loss, net of tax	—	—	—	—	—	(6,561)	(6,561)
ESOP shares allocated or committed to be released	—	3,380	—	4,333	—	—	7,713
Compensation costs for stock-based plans	—	5,723	—	—	—	—	5,723
Excess tax benefit from stock-based compensation	—	3,198	—	—	—	—	3,198
Purchase of treasury stock (7,210,500 shares)	—	—	(128,427)	—	—	—	(128,427)
Treasury stock allocated to restricted stock plan	—	(3,112)	(4,585)	—	—	—	(7,697)
Dividends paid to common shareholders ($0.425 per common share)	—	—	—	—	(23,414)	—	(23,414)
Balance at September 30, 2016	$3,323	1,716,818	(681,569)	(57,418)	698,930	(19,626)	$1,660,458
Comprehensive income
Net income	—	—	—	—	88,877	—	88,877
Other comprehensive loss, net of tax	—	—	—	—	—	12,134	12,134
ESOP shares allocated or committed to be released	—	3,009	—	4,334	—	—	7,343
Compensation costs for stock-based plans	—	3,937	—	—	(28)	—	3,909
Purchase of treasury stock (3,148,610 shares)	—	—	(52,549)	—	—	—	(52,549)
Treasury stock allocated to restricted stock plan	—	(1,092)	(1,412)	—	—	—	(2,504)
Dividends paid to common shareholders ($0.545 per common share)	—	—	—	—	(27,709)	—	(27,709)
Balance at September 30, 2017	$3,323	1,722,672	(735,530)	(53,084)	760,070	(7,492)	$1,689,959
See accompanying notes to consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For each of the three years in the period ended September 30, 2017
(In thousands)

	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$88,877	$80,553	$72,591
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	11,252	13,436	13,980
Depreciation and amortization	20,885	19,369	17,453
Deferred income taxes	3,548	11,099	9,185
Provision (credit) for loan losses	(17,000)	(8,000)	(3,000)
Net gain on the sale of loans	(2,183)	(6,161)	(4,519)
Other net increase	562	613	2,962
Principal repayments on and proceeds from sales of loans held for sale	29,172	16,285	27,815
Loans originated for sale	(24,947)	(20,466)	(27,011)
Increase in and death benefits for bank owned life insurance contracts	(6,320)	(4,854)	(6,491)
Cash Collateral received from derivative counterparties	7,525	—	—
Net increase in interest receivable and other assets	(1,383)	(13,087)	(2,173)
Net (decrease) increase in accrued expenses and other liabilities	(1,295)	(4,128)	1,014
Other	—	255	296
Net cash provided by operating activities	108,693	84,914	102,102
CASH FLOWS FROM INVESTING ACTIVITIES:
Loans originated	(3,422,896)	(3,024,260)	(2,760,277)
Principal repayments on loans	2,494,866	2,310,358	2,052,276
Proceeds from sales, principal repayments and maturities of:
Securities available for sale	153,315	154,520	153,945
Proceeds from sale of:
Loans	218,158	186,705	133,456
Real estate owned	8,761	22,400	25,134
Purchases of:
FHLB Stock	(20,137)	(383)	(29,059)
Securities available for sale	(183,518)	(95,176)	(171,125)
Premises and equipment	(4,150)	(9,125)	(5,522)
Other	792	584	784
Net cash used in investing activities	(754,809)	(454,377)	(600,388)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(179,743)	45,510	(368,020)
Net increase in borrowers' advances for insurance and taxes	8,133	6,021	10,026
Net decrease in principal and interest owed on loans serviced	(13,635)	(92)	(5,177)
Net increase in short-term borrowed funds	1,160,682	696,227	444,830
Proceeds from long-term borrowed funds	—	40,290	600,294
Repayment of long-term borrowed funds	(208,100)	(186,349)	(15,136)
Purchase of treasury shares	(54,029)	(128,361)	(172,546)
Excess tax benefit related to stock-based compensation	—	3,198	1,582
Acquisition of treasury shares through net settlement	(2,504)	(7,697)	(4,111)
Dividends paid to common shareholders	(27,709)	(23,414)	(19,490)
Net cash provided by financing activities	683,095	445,333	472,252
NET INCREASE (DECREASE) CASH AND CASH EQUIVALENTS	36,979	75,870	(26,034)
CASH AND CASH EQUIVALENTS—Beginning of year	231,239	155,369	181,403
CASH AND CASH EQUIVALENTS—End of year	$268,218	$231,239	$155,369
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest on deposits	$87,373	$89,947	$93,093
Cash paid for interest on borrowed funds	36,216	26,421	18,994
Cash paid for income taxes	38,208	31,815	22,533
SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to real estate owned	7,989	12,134	23,761
Transfer of loans from held for investment to held for sale	218,720	183,178	127,066
Treasury stock issued for stock benefit plans	1,135	3,112	7,041
See accompanying notes to consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the years ended September 30, 2017, 2016, and 2015
(Dollars in thousands unless otherwise indicated)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business—TFS Financial Corporation, a federally chartered stock holding company, conducts its principal activities through its wholly owned subsidiaries. The principal line of business of the Company is retail consumer banking, including mortgage lending, deposit gathering, and other insignificant financial services. Third Federal Savings and Loan Association of Cleveland, MHC, its federally chartered mutual holding company parent, owned 80.74% of the outstanding shares of common stock of the Company at September 30, 2017.
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
Goodwill—The excess of purchase price over the fair value of net assets of acquired companies is classified as goodwill and reported in Other Assets. Goodwill was $9,732 at September 30, 2017 and 2016. Goodwill is reviewed for impairment on an annual basis as of September 30. No impairment was identified as of September 30, 2017 or 2016.
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
Diluted earnings per share is computed using the same method as basic earnings per share, but the weighted-average number of shares reflects the potential dilution, if any, of unexercised stock options and unvested shares of restricted stock units that could occur if stock options were exercised and restricted stock units were issued and converted into common stock. These potentially dilutive shares would then be included in the number of weighted-average number of shares outstanding for the period using the treasury stock method. At September 30, 2017, 2016 and 2015, potentially dilutive shares include stock options and restricted stock units issued through stock-based compensation plans.
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
In January 2017, the seventh repurchase program allowing the repurchase of up to 10,000,000 shares of TFS Financial Corporation's outstanding common stock, which was originally authorized by the Board of Directors in July 2015, was completed. The Board of Directors authorized an eighth repurchase program for the repurchase of 10,000,000 shares in October 2016 and repurchases under this program began in January, 2017. A total of 3,148,610 shares were repurchased during the year ended September 30, 2017 and 7,210,500 shares were repurchased during the year ended September 30, 2016. At September 30, 2017, there were 7,750,890 shares remaining to be purchased under the eighth repurchase program. The Company previously repurchased 51,300,000 shares of the Company’s common stock as part of the previous seven Board of Directors-approved share repurchase programs. In total, the Company has repurchased 53,549,110 shares of the Company's common stock as of September 30, 2017.
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
Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios (set forth in table below) of common equity Tier 1, Tier 1, and Total capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital (as defined) to net average assets (as defined). The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet assets to broad risk categories. At September 30, 2017, the Association exceeded all regulatory capital requirements and is considered “well capitalized” under regulatory guidelines.
The Association operates under the capital requirements for the standardized approach of the Basel III capital framework for U.S. banking organizations (“Basel III Rules”), subject to transitional provisions extending through the end of calendar 2018. The requirement would limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" consisting of 2.5% in addition to the minimum capital requirements. At September 30, 2017, the Association exceeded the fully phased-in regulatory requirement for the "capital conservation buffer".

The following table summarizes the actual capital amounts and ratios of the Association as of September 30, 2017 and 2016, compared to the minimum capital adequacy requirements and the requirements for classification as a well capitalized institution.

			Minimum Requirements
	Actual		For Capital Adequacy Purposes		To be “Well Capitalized” Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2017
Total Capital to Risk-Weighted Assets	$1,555,903	21.37%	$582,553	8.00%	$728,192	10.00%
Tier 1 (Leverage) Capital to Net Average Assets	1,506,952	11.16%	540,193	4.00%	675,242	5.00%
Tier 1 Capital to Risk-Weighted Assets	1,506,952	20.69%	436,915	6.00%	582,553	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,506,938	20.69%	327,686	4.50%	473,325	6.50%
September 30, 2016
Total Capital to Risk-Weighted Assets	$1,551,502	22.24%	$558,006	8.00%	$697,508	10.00%
Tier 1 (Leverage) Capital to Net Average Assets	1,489,704	11.73%	507,977	4.00%	634,972	5.00%
Tier 1 Capital to Risk-Weighted Assets	1,489,704	21.36%	418,505	6.00%	558,006	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,489,690	21.36%	313,879	4.50%	453,380	6.50%
The Association paid dividends of $81,000 and $60,000 to the Company during the years ended September 30, 2017 and September 30, 2016, respectively. Additionally, the Association paid a special dividend of $150,000 to the Company in the fiscal year ended September 30, 2016. The special dividend amount was equal to the voluntary contribution of capital that the Company made to the Association in October 2010.

On July 19, 2017, as dictated under interim final rules issued by the FRS on August 12, 2011, a majority of Third Federal Savings, MHC's members eligible to vote, approved Third Federal Savings, MHC waiving its right to receive dividends on the Company's stock that Third Federal Savings, MHC owns, up to $0.68 per share during the four quarters ending June 30, 2018. Unless the FRS amends its interim rule, a member vote will be required for Third Federal Savings, MHC to waive its right to receive dividends beyond June 30, 2018.
4. INVESTMENT SECURITIES
Investments available for sale are summarized as follows:

	September 30, 2017
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
REMICs	$533,427	$52	$(4,943)	$528,536
Fannie Mae certificates	8,537	419	(13)	8,943
Total	$541,964	$471	$(4,956)	$537,479

	September 30, 2016
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
REMICs	$508,044	$1,447	$(1,494)	$507,997
Fannie Mae certificates	9,184	685	—	9,869
Total	$517,228	$2,132	$(1,494)	$517,866

Gross unrealized losses on available for sale securities and the estimated fair value of the related securities, aggregated by the length of time the securities have been in a continuous loss position, at September 30, 2017 and 2016, were as follows:

	September 30, 2017
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$246,113	$1,508	$260,837	$3,435	$506,950	$4,943
Fannie Mae certificates	4,601	13	—	—	4,601	13
Total	$250,714	$1,521	$260,837	$3,435	$511,551	$4,956

	September 30, 2016
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss

Available for sale—REMICs	$210,735	$797	$73,361	$697	$284,096	$1,494

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
5. LOANS AND ALLOWANCE FOR LOAN LOSSES
Loans held for investment consist of the following:

	September 30,
	2017	2016
Real estate loans:
Residential Core	$10,746,204	$10,069,652
Residential Home Today	108,964	121,938
Home equity loans and lines of credit	1,552,315	1,531,282
Construction	60,956	61,382
Real estate loans	12,468,439	11,784,254
Other consumer loans	3,050	3,116
Add (deduct):
Deferred loan expenses, net	30,865	19,384
Loans-in-process (“LIP”)	(34,100)	(36,155)
Allowance for loan losses	(48,948)	(61,795)
Loans held for investment, net	$12,419,306	$11,708,804

At September 30, 2017 and 2016, respectively, $351 and $4,686 of long-term, fixed-rate loans were classified as mortgage loans held for sale.
A large concentration of the Company’s lending is in Ohio and Florida. As of September 30, 2017 and 2016, the percentage of total Residential Core, Home Today and Construction loans held in Ohio were 57% and 60%, respectively, and the percentages held in Florida was 16% as of both dates. As of September 30, 2017 and 2016, home equity loans and lines of credit were concentrated in Ohio (39% as of both dates), Florida (22% and 24%) and California (13% and 14%).
Home Today was an affordable housing program targeted to benefit low- and moderate-income home buyers and most loans under the program were originated prior to 2009. No new loans were originated under the Home Today program after September 30, 2016. Through this program the Association provided the majority of loans to borrowers who would not otherwise qualify for the Association’s loan products, generally because of low credit scores. Although the credit profiles of borrowers in the Home Today program might be described as sub-prime, Home Today loans generally contained the same features as loans offered to our Residential Core borrowers. Borrowers with a Home Today loan completed financial management education and counseling and were referred to the Association by a sponsoring organization with which the Association partnered as part of the program. Because the Association applied less stringent underwriting and credit standards to the majority of Home Today loans, loans originated under the program have greater credit risk than its traditional residential real estate mortgage loans in the Residential Core portfolio. As of September 30, 2017 and 2016, the principal balance of Home Today loans originated prior to March 27, 2009 was $105,485 and $118,255 respectively. Since loans are no longer originated under the Home Today program, the Home Today portfolio will continue to decline in balance due to contractual amortization. To supplant the Home Today product and to continue to meet the credit needs of customers and the communities served, during 2016 the Association began to offer Fannie Mae eligible, HomeReady loans. These loans are originated in accordance with Fannie Mae's underwriting standards. While the Association retains the servicing to these loans, the loans, along with the credit risk associated therewith, are securitized/sold to Fannie Mae. The Association does not offer, and has not offered, loan products frequently considered to be designed to target sub-prime borrowers containing features such as higher fees or higher rates, negative amortization, a LTV ratio greater than 100%, or pay-option, adjustable-rate mortgages.
The Association currently offers home equity lines of credit that include monthly principal and interest payments throughout the entire term. Home equity lines of credit prior to June 28, 2010 require interest only payments for 10 years, with an option to extend the interest only and draw period another 10 years, at which time they are included in the home equity loan balance. The recorded investment in interest only loans is comprised solely of equity lines of credit with balances of $483,127 and $892,973 for the years ending September 30, 2017 and 2016, respectively.
An age analysis of the recorded investment in loan receivables that are past due at September 30, 2017 and 2016 is summarized in the following tables. When a loan is more than one month past due on its scheduled payments, the loan is considered 30 days or more past due. Balances are adjusted for deferred loan fees, expenses and any applicable loans-in-process.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
September 30, 2017
Real estate loans:
Residential Core	$6,077	$2,593	$11,975	$20,645	$10,740,398	$10,761,043
Residential Home Today	4,067	1,496	6,851	12,414	95,269	107,683
Home equity loans and lines of credit	4,418	1,952	5,408	11,778	1,558,273	1,570,051
Construction	—	—	—	—	26,427	26,427
Total real estate loans	14,562	6,041	24,234	44,837	12,420,367	12,465,204
Other consumer loans	—	—	—	—	3,050	3,050
Total	$14,562	$6,041	$24,234	$44,837	$12,423,417	$12,468,254

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
September 30, 2016
Real estate loans:
Residential Core	$6,653	$3,157	$15,593	$25,403	$10,054,211	$10,079,614
Residential Home Today	5,271	2,583	7,356	15,210	105,225	120,435
Home equity loans and lines of credit	4,605	1,811	4,932	11,348	1,531,242	1,542,590
Construction	—	—	—	—	24,844	24,844
Total real estate loans	16,529	7,551	27,881	51,961	11,715,522	11,767,483
Other consumer loans	—	—	—	—	3,116	3,116
Total	$16,529	$7,551	$27,881	$51,961	$11,718,638	$11,770,599
At September 30, 2017 and 2016, real estate loans include $14,736 and $20,047, respectively, of loans that were in the process of foreclosure.
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
The recorded investment of loan receivables in non-accrual status is summarized in the following table. Balances are adjusted for deferred loan fees and expenses.

	September 30,
	2017	2016
Real estate loans:
Residential Core	$43,797	$51,304
Residential Home Today	18,109	19,451
Home equity loans and lines of credit	17,185	19,206
Total non-accrual loans	$79,091	$89,961

At September 30, 2017 and September 30, 2016, respectively, the recorded investment in non-accrual loans includes $54,858 and $62,081 which are performing according to the terms of their agreement, of which $34,142 and $40,546 are loans in Chapter 7 bankruptcy status, primarily where all borrowers have filed, and have not reaffirmed or been dismissed.
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

The recorded investment in loan receivables at September 30, 2017 and 2016 is summarized in the following table. The table provides details of the recorded balances according to the method of evaluation used for determining the allowance for loan losses, distinguishing between determinations made by evaluating individual loans and determinations made by evaluating groups of loans not individually evaluated. Balances of recorded investments are adjusted for deferred loan fees, expenses and any applicable loans-in-process.

	September 30,
	2017			2016
	Individually	Collectively	Total	Individually	Collectively	Total
Real estate loans:
Residential Core	$94,747	$10,666,296	$10,761,043	$107,541	$9,972,073	$10,079,614
Residential Home Today	46,641	61,042	107,683	51,415	69,020	120,435
Home equity loans and lines of credit	39,172	1,530,879	1,570,051	35,894	1,506,696	1,542,590
Construction	—	26,427	26,427	—	24,844	24,844
Total real estate loans	180,560	12,284,644	12,465,204	194,850	11,572,633	11,767,483
Other consumer loans	—	3,050	3,050	—	3,116	3,116
Total	$180,560	$12,287,694	$12,468,254	$194,850	$11,575,749	$11,770,599
An analysis of the allowance for loan losses at September 30, 2017 and 2016 is summarized in the following table. The analysis provides details of the allowance for loan losses according to the method of evaluation, distinguishing between allowances for loan losses determined by evaluating individual loans and allowances for loan losses determined by evaluating groups of loans collectively.

	September 30,
	2017			2016
	Individually	Collectively	Total	Individually	Collectively	Total
Real estate loans:
Residential Core	$7,336	$6,850	$14,186	$8,927	$6,141	$15,068
Residential Home Today	2,250	2,258	4,508	2,979	4,437	7,416
Home equity loans and lines of credit	1,475	28,774	30,249	722	38,582	39,304
Construction	—	5	5	—	7	7
Total real estate loans	$11,061	$37,887	$48,948	$12,628	$49,167	$61,795
At September 30, 2017 and 2016, individually evaluated loans that required an allowance were comprised only of loans evaluated for impairment based on the present value of cash flows, such as performing TDRs, and loans with a further deterioration in the fair value of collateral not yet identified as uncollectible. All other individually evaluated loans received a charge-off if applicable.
Because many variables are considered in determining the appropriate level of general valuation allowances, directional changes in individual considerations do not always align with the directional change in the balance of a particular component of the general valuation allowance. At September 30, 2017 and 2016, respectively, allowances on individually reviewed loans evaluated for impairment based on the present value of cash flows, such as performing TDRs were $11,061 and $12,432; and allowances on loans with further deteriorations in the fair value of collateral not yet identified as uncollectible were $0 and $196.
Residential Core mortgage loans represent the largest portion of the residential real estate portfolio. The Company believes overall credit risk is low based on the nature, composition, collateral, products, lien position and performance of the portfolio. The portfolio does not include loan types or structures that have recently experienced severe performance problems at other financial institutions (sub-prime, no documentation or pay-option adjustable-rate mortgages).
As described earlier in this note, Home Today loans have greater credit risk than traditional residential real estate mortgage loans. At September 30, 2017 and 2016, respectively, approximately 22% and 27% of Home Today loans include private mortgage insurance coverage. The majority of the coverage on these loans was provided by PMI Mortgage Insurance Co., which the Arizona Department of Insurance seized in 2011 and indicated that all claims payments would be reduced by

50%. Between March 2013 and June 2016, PMIC gradually increased the cash percentage of the partial claim payment from 55% to 71.5% of the claim with the remainder deferred. Appropriate adjustments have been made to the Association’s affected valuation allowances and charge-offs, and estimated loss severity factors were adjusted accordingly for loans evaluated collectively. The amount of loans in the Association's total owned residential portfolio covered by mortgage insurance provided by PMIC as of September 30, 2017 and 2016, respectively, was $61,470 and $91,784 of which $56,511 and $84,007 was current. The amount of loans in our owned portfolio covered by mortgage insurance provided by Mortgage Guaranty Insurance Corporation as of September 30, 2017 and 2016, respectively, was $28,946 and $40,578 of which $28,870 and $40,190 was current. As of September 30, 2017, MGIC's long-term debt rating, as published by the major credit rating agencies, did not meet the requirements to qualify as "high credit quality"; however, MGIC continues to make claims payments in accordance with its contractual obligations and the Association has not increased its estimated loss severity factors related to MGIC's claim paying ability. No other loans were covered by mortgage insurers that were deferring claim payments or which we assessed as being non-investment grade.
Home equity loans and lines of credit, which are comprised primarily of home equity lines of credit, represent a significant portion of the residential real estate portfolio. Post-origination deterioration in economic and housing market conditions may impact a borrower's ability to afford the higher payments required during the end of draw repayment period that follows the period of interest only payments on home equity lines of credit originated prior to 2012 or the ability to secure alternative financing. Beginning in February 2013, the terms on new home equity lines of credit included monthly principal and interest payments throughout the entire term to minimize the potential payment differential between the during draw and after draw periods.
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

The recorded investment and the unpaid principal balance of impaired loans, including those reported as TDRs, as of September 30, 2017 and 2016 are summarized as follows. Balances of recorded investments are adjusted for deferred loan fees and expenses.

	September 30,
	2017			2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related IVA recorded:
Residential Core	$47,507	$65,132	$—	$53,560	$72,693	$—
Residential Home Today	18,780	41,064	—	20,108	44,914	—
Home equity loans and lines of credit	18,793	25,991	—	20,549	30,216	—
Total	$85,080	$132,187	$—	$94,217	$147,823	$—
With an IVA recorded:
Residential Core	$47,240	$47,747	$7,336	$53,981	$54,717	$8,927
Residential Home Today	27,861	28,210	2,250	31,307	31,725	2,979
Home equity loans and lines of credit	20,379	20,389	1,475	15,345	15,357	722
Total	$95,480	$96,346	$11,061	$100,633	$101,799	$12,628
Total impaired loans:
Residential Core	$94,747	$112,879	$7,336	$107,541	$127,410	$8,927
Residential Home Today	46,641	69,274	2,250	51,415	76,639	2,979
Home equity loans and lines of credit	39,172	46,380	1,475	35,894	45,573	722
Total	$180,560	$228,533	$11,061	$194,850	$249,622	$12,628
At September 30, 2017 and 2016, respectively, the recorded investment in impaired loans includes $162,020 and $170,602 of loans restructured in TDRs of which $11,884 and $12,368 are 90 days or more past due.
The average recorded investment in impaired loans and the amount of interest income recognized during period that the loans were impaired are summarized below.

	For the Years Ended September 30,
	2017		2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related IVA recorded:
Residential Core	$50,534	$1,411	$57,869	$1,288	$67,509	$1,464
Residential Home Today	19,444	337	21,573	352	25,542	271
Home equity loans and lines of credit	19,671	293	21,798	282	24,832	299
Total	$89,649	$2,041	$101,240	$1,922	$117,883	$2,034
With an IVA recorded:
Residential Core	$50,611	$1,891	$55,696	$2,228	$58,145	$2,570
Residential Home Today	29,584	1,445	33,158	1,756	37,070	1,877
Home equity loans and lines of credit	17,862	849	13,206	255	9,469	271
Construction	—	—	213	—	213	10
Total	$98,057	$4,185	$102,273	$4,239	$104,897	$4,728
Total impaired loans:
Residential Core	$101,145	$3,302	$113,565	$3,516	$125,654	$4,034
Residential Home Today	49,028	1,782	54,731	2,108	62,612	2,148
Home equity loans and lines of credit	37,533	1,142	35,004	537	34,301	570
Construction	—	—	213	—	213	10
Total	$187,706	$6,226	$203,513	$6,161	$222,780	$6,762

Interest on loans in non-accrual status is recognized on a cash-basis. The amount of interest income on impaired loans recognized using a cash-basis method is $1,443, $1,400 and $1,347 for the years ended September 30, 2017, 2016 and 2015, respectively. Cash payments on loans with a partial charge-off are applied fully to principal, then to recovery of the charged off amount prior to interest income being recognized. Interest income on the remaining impaired loans is recognized on an accrual basis.

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

Loans restructured in TDRs that are not evaluated based on collateral are separately evaluated for impairment on a loan by loan basis at the time of restructuring and at each subsequent reporting date for as long as they are reported as TDRs. The impairment evaluation is based on the present value of expected future cash flows discounted at the effective interest rate of the original loan. Expected future cash flows include a discount factor representing a potential for default. Valuation allowances are recorded for the excess of the recorded investments over the result of the cash flow analysis. Loans discharged in Chapter 7 bankruptcy are reported as TDRs and also evaluated based on the present value of expected future cash flows unless evaluated based on collateral. We evaluate these loans using the expected future cash flows because we expect the borrower, not liquidation of the collateral, to be the source of repayment for the loan. Other consumer loans are not considered for restructuring. A loan restructured in a TDR is classified as an impaired loan for a minimum of one year. After one year, that loan may be reclassified out of the balance of impaired loans if the loan was restructured to yield a market rate for loans of similar credit risk at the time of restructuring and the loan is not impaired based on the terms of the restructuring agreement. No loans whose terms were restructured in TDRs were reclassified from impaired loans during the years ended September 30, 2017, 2016 and 2015.

The recorded investment in TDRs by type of concession as of September 30, 2017 and September 30, 2016 is shown in the tables below.

September 30, 2017	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Restructurings	Bankruptcy	Total
Residential Core	$12,485	$521	$8,176	$21,278	$20,459	$23,670	$86,589
Residential Home Today	5,441	—	4,811	10,538	18,877	4,337	44,004
Home equity loans and lines of credit	106	6,033	373	14,661	1,471	8,783	31,427
Total	$18,032	$6,554	$13,360	$46,477	$40,807	$36,790	$162,020

September 30, 2016	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Restructurings	Bankruptcy	Total
Residential Core	$13,456	$748	$8,595	$22,641	$21,517	$28,263	$95,220
Residential Home Today	6,338	—	5,198	11,330	20,497	5,241	48,604
Home equity loans and lines of credit	120	4,135	401	9,354	1,166	11,602	26,778
Total	$19,914	$4,883	$14,194	$43,325	$43,180	$45,106	$170,602

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

For all loans restructured during the years ended September 30, 2017, 2016 and 2015 (set forth in the tables below), the pre-restructured outstanding recorded investment was not materially different from the post-restructured outstanding recorded investment.
The following tables set forth the recorded investment in TDRs restructured during the years presented, according to the types of concessions granted.

	For the Year Ended September 30, 2017
	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Restructurings	Bankruptcy	Total
	(Dollars in thousands)
Residential Core	$818	$—	$1,340	$1,654	$2,176	$2,621	$8,609
Residential Home Today	147	—	456	458	2,734	469	4,264
Home equity loans and lines of credit	—	2,282	32	6,834	694	1,042	10,884
Total	$965	$2,282	$1,828	$8,946	$5,604	$4,132	$23,757

	For the Year Ended September 30, 2016
	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Restructurings	Bankruptcy	Total
	(Dollars in thousands)
Residential Core	$1,342	$—	$1,154	$4,444	$2,902	$4,929	$14,771
Residential Home Today	169	—	489	542	3,487	469	5,156
Home equity loans and lines of credit	58	1,371	33	5,842	459	1,360	9,123
Total	$1,569	$1,371	$1,676	$10,828	$6,848	$6,758	$29,050

	For the Year Ended September 30, 2015
	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Restructurings	Bankruptcy	Total
	(Dollars in thousands)
Residential Core	$2,490	$—	$745	$4,464	$4,437	$6,720	$18,856
Residential Home Today	80	—	758	301	5,306	2,096	8,541
Home equity loans and lines of credit	—	1,800	88	3,079	290	1,634	6,891
Total	$2,570	$1,800	$1,591	$7,844	$10,033	$10,450	$34,288
Below summarizes the information on TDRs restructured within the previous 12 months of the period presented for which there was a subsequent payment default, at least 30 days past due on one scheduled payment, during the period presented.

	For the Year Ended September 30, 2017		For the Year Ended September 30, 2016		For the Year Ended September 30, 2015
TDRs That Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)		(Dollars in thousands)		(Dollars in thousands)
Residential Core	17	$1,462	32	$2,282	34	$3,296
Residential Home Today	25	1,126	26	1,088	26	1,179
Home equity loans and lines of credit	16	667	28	886	44	689
Total	58	$3,255	86	$4,256	104	$5,164
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

The following tables provide information about the credit quality of residential loan receivables by an internally assigned grade. Balances are adjusted for deferred loan fees, expenses and any applicable LIP.

	Pass	Special Mention	Substandard	Loss	Total
September 30, 2017
Real Estate Loans:
Residential Core	$10,709,739	$—	$51,304	$—	$10,761,043
Residential Home Today	88,247	—	19,436	—	107,683
Home equity loans and lines of credit	1,545,658	3,837	20,556	—	1,570,051
Construction	26,427	—	—	—	26,427
Total real estate loans	$12,370,071	$3,837	$91,296	$—	$12,465,204

	Pass	Special Mention	Substandard	Loss	Total
September 30, 2016
Real Estate Loans:
Residential Core	$10,022,555	$—	$57,059	$—	$10,079,614
Residential Home Today	99,442	—	20,993	—	120,435
Home equity loans and lines of credit	1,516,551	4,122	21,917	—	1,542,590
Construction	24,844	—	—	—	24,844
Total real estate loans	$11,663,392	$4,122	$99,969	$—	$11,767,483
At September 30, 2017 and 2016, respectively, the recorded investment of impaired loans includes $94,104 and $101,227 of TDRs that are individually evaluated for impairment, but have adequately performed under the terms of the restructuring and are classified as Pass loans. At September 30, 2017 and 2016, respectively, there were $4,840 and $6,346 of loans classified substandard and $3,837 and $4,122 of loans designated special mention that are not included in the recorded investment of impaired loans; rather, they are included in loans collectively evaluated for impairment.
Other consumer loans are internally assigned a grade of nonperforming when they are considered 90 days or more past due. At September 30, 2017 and September 30, 2016, no consumer loans were graded as nonperforming.
During the years ended September 30, 2017 and 2016, respectively, $0 and $244 in recoveries were recorded representing payments received as a result of PMIC increasing the cash percentage of the partial claim payment plan as discussed earlier in this note.
Activity in the allowance for loan losses is summarized as follows:

	For the Year Ended September 30, 2017
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$15,068	$(3,311)	$(3,029)	$5,458	$14,186
Residential Home Today	7,416	(1,943)	(2,276)	1,311	4,508
Home equity loans and lines of credit	39,304	(11,744)	(6,173)	8,862	30,249
Construction	7	(2)	—	—	5
Total real estate loans	$61,795	$(17,000)	$(11,478)	$15,631	$48,948

	For the Year Ended September 30, 2016
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$22,596	$(6,942)	$(4,294)	$3,708	$15,068
Residential Home Today	9,997	(1,253)	(2,761)	1,433	7,416
Home equity loans and lines of credit	38,926	255	(7,846)	7,969	39,304
Construction	35	(60)	—	32	7
Total real estate loans	$71,554	$(8,000)	$(14,901)	$13,142	$61,795

	For the Year Ended September 30, 2015
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$31,080	$(6,987)	$(6,866)	$5,369	$22,596
Residential Home Today	16,424	(4,508)	(3,452)	1,533	9,997
Home equity loans and lines of credit	33,831	8,661	(11,034)	7,468	38,926
Construction	27	(166)	—	174	35
Total real estate loans	$81,362	$(3,000)	$(21,352)	$14,544	$71,554
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
During 2017, 2016 and 2015, $249,426, $200,298 and $160,052, respectively, of mortgage loans were securitized and/or sold including accrued interest thereon. In these transactions, the Company retained residual interests in the form of mortgage loan servicing rights. Primary economic assumptions used to measure the value of the Company’s retained interests at the date of sale resulting from the completed transactions were as follows (per annum):

	2017	2016
Primary prepayment speed assumptions (weighted average annual rate)	9.9%	11.3%
Weighted average life (years)	22.2	23.0
Amortized cost to service loans (weighted average)	0.12%	0.12%
Weighted average discount rate	12%	12%
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

September 30, 2017
Fair value of mortgage loan servicing rights	$16,102
Prepayment speed assumptions (weighted average annual rate)	18.0%
Impact on fair value of 10% adverse change	$(568)
Impact on fair value of 20% adverse change	$(1,085)
Estimated prospective annual cost to service loans (weighted average)	0.12%
Impact on fair value of 10% adverse change	$(1,493)
Impact on fair value of 20% adverse change	$(2,987)
Discount rate	12.0%
Impact on fair value of 10% adverse change	$(570)
Impact on fair value of 20% adverse change	$(1,096)
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
Activity in mortgage servicing rights is summarized as follows:

	Year Ended September 30,
	2017	2016	2015
Balance—beginning of year	$8,852	$9,988	$11,669
Additions from loan securitizations/sales	1,347	1,044	907
Amortization	(1,824)	(2,180)	(2,588)
Net change in valuation allowance	—	—	—
Balance—end of year	$8,375	$8,852	$9,988
Fair value of capitalized amounts	$16,102	$16,428	$21,084
The Company receives annual servicing fees ranging from 0.02% to 0.98% of the outstanding loan balances. Servicing income, net of amortization of capitalized servicing rights, included in Non-interest income, amounted to $4,257 in 2017, $4,696 in 2016 and $5,444 in 2015. The unpaid principal balance of mortgage loans serviced for others was approximately $1,849,653, $1,959,467 and $2,181,436 at September 30, 2017, 2016 and 2015, respectively. The ratio of capitalized servicing rights to the unpaid principal balance of mortgage loans serviced for others was 0.45%, 0.45%, and 0.46% at September 30, 2017, 2016 and 2015, respectively.

7. PREMISES, EQUIPMENT AND SOFTWARE, NET
Premises, equipment and software at cost are summarized as follows:

	September 30,
	2017	2016
Land	$12,183	$12,183
Office buildings	76,003	73,235
Furniture, fixtures and equipment	33,313	32,513
Software	17,432	17,061
Leasehold improvements	15,224	13,820
	154,155	148,812
Less: accumulated depreciation and amortization	(93,280)	(87,809)
Total	$60,875	$61,003
During the years ended September 30, 2017, 2016 and 2015, depreciation and amortization expense on premises, equipment, and software was $5,633, $5,507 and $4,798, respectively.
The Company leases certain of its branches under renewable operating lease agreements. Future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more consisted of the following at September 30, 2017:

Years Ending September 30,
2018	$6,697
2019	6,138
2020	4,987
2021	3,989
2022	2,743
Thereafter	6,264

During the years ended September 30, 2017, 2016 and 2015, rental expense was $6,929, $6,711 and $6,421, respectively, and appears in office property, equipment, and software in the accompanying statements.

The Company, as lessor, leases certain commercial office buildings. The Company anticipates receiving future minimum payments of the following as of September 30, 2017:

Years Ending September 30,
2018	$2,154
2019	1,991
2020	1,124
2021	1,072
2022	998
Thereafter	824
During each of the years ended September 30, 2017, 2016 and 2015, rental income was $1,857, $1,556 and $1,414 respectively, and appears in other non-interest income in the accompanying statements.

8. ACCRUED INTEREST RECEIVABLE
Accrued interest receivable is summarized as follows:

	September 30,
	2017	2016
Investment securities	$1,270	$1,179
Loans	34,209	31,639
Total	$35,479	$32,818
9. DEPOSITS
Deposit account balances are summarized by interest rate as follows:

	Stated Interest Rate	September 30,
		2017		2016
		Amount	Percent	Amount	Percent
Checking accounts	0.00–0.10%	$987,001	12.1%	$995,372	12.0%
Savings accounts	0.00–0.15	1,473,415	18.1	1,514,428	18.2
Subtotal		2,460,416	30.2	2,509,800	30.2
Certificates of deposit	0.00–0.99	877,684	10.8	1,164,802	14.0
	1.00–1.99	4,348,918	53.3	4,214,976	50.6
	2.00–2.99	449,358	5.5	411,229	4.9
	3.00–3.99	8,648	0.1	9,487	0.1
	4.00 and above	4,628	0.1	19,148	0.2
		5,689,236	69.8	5,819,642	69.8
Subtotal		8,149,652	100.0	8,329,442	100.0
Accrued interest		1,973	—	1,926	—
Total deposits		$8,151,625	100.0%	$8,331,368	100.0%

At September 30, 2017 and 2016, the weighted average interest rate was 0.14% on savings accounts; 0.09% on checking accounts; 1.52% and 1.48% on certificates of deposit, respectively; and 1.10% and 1.07% on total deposits, respectively.
The aggregate amount of certificates of deposit in denominations of $100 or more totaled approximately $2,685,662 and $2,668,391 at September 30, 2017 and 2016, respectively. In accordance with the DFA, the maximum amount of deposit insurance is $250 per depositor.
Brokered certificates of deposit, which are used as a cost effective funding alternative, totaled $620,705 and $539,775 at September 30, 2017 and 2016, respectively. The FDIC places restrictions on banks with regard to issuing brokered deposits based on the bank's capital classification. A well-capitalized institution may accept brokered deposits without FDIC restrictions. An adequately capitalized institution must obtain a waiver from the FDIC in order to accept brokered deposits, while an undercapitalized institution is prohibited by the FDIC from accepting brokered deposits.
The scheduled maturity of certificates of deposit is as follows:

	September 30, 2017
	Amount	Percent
12 months or less	$2,131,565	37.4%
13 to 24 months	1,490,041	26.2%
25 to 36 months	1,136,632	20.0%
37 to 48 months	491,055	8.6%
49 to 60 months	237,354	4.2%
Over 60 months	202,589	3.6%
Total	$5,689,236	100.0%

Interest expense on deposits is summarized as follows:

	Year Ended September 30,
	2017	2016
Certificates of deposit	$84,410	$85,900
Checking accounts	918	1,289
Savings accounts	2,093	2,811
Total	$87,421	$90,000
10. BORROWED FUNDS
Federal Home Loan Bank borrowings at September 30, 2017 are summarized in the table below. The amount and weighted average rates of certain FHLB Advances maturing in years 2018 through 2021 reflect the net impact of deferred penalties discussed below:

	Amount	Weighted Average Rate
Maturing in:
2018	$2,884,479	1.25%
2019	414,478	1.79%
2020	329,816	1.82%
2021	1,290	1.54%
thereafter	37,548	1.56%
Total FHLB Advances	3,667,611	1.36%
Accrued interest	3,766
Total	$3,671,377

Through the use of interest rate swaps discussed in Note 17. Derivative Instruments, $1,500,000 of FHLB advances included in the table above as maturing in 2018, have effective maturities, assuming no early terminations of the swap contracts, as shown below:

Effective Maturity:	Amount	Swap Adjusted Weighted Average Rate

2020	$50,000	1.23%
2021	525,000	1.19%
2022	900,000	1.90%
2023	25,000	1.67%
Total FHLB Advances under swap contracts	$1,500,000	1.62%
During fiscal year 2016, $150,000 fixed-rate FHLB advances with remaining terms of approximately four years were prepaid and replaced with new four- and five-year interest rate swap arrangements. The deferred repayment penalties of $2,408 related to the $150,000 of restructuring are being recognized in interest expense over the remaining term of the swap contracts.

The following table sets forth certain information relating to Federal Home Loan Bank short-term borrowings at or for the periods indicated.

	At or For the Fiscal Years Ended September 30,
	2017	2016	2015
	(dollars in thousands)
Balance at end of year	$2,610,000	$1,451,000	$755,000
Maximum outstanding at any month-end	$2,610,000	$1,451,000	$1,535,000
Average balance during year	$1,976,281	$934,689	$1,242,380
Average interest rate during the fiscal year	0.89%	0.42%	0.15%
Weighted average interest rate at end of year	1.22%	0.47%	0.18%
Interest expense	$17,826	$3,984	$1,811
The Association implemented a strategy in fiscal year 2015 to increase net income, which involved borrowing, on an overnight basis, approximately $1,000,000 of additional funds from the FHLB at the beginning of a particular quarter and repaying it prior to the end of that quarter. The proceeds of the borrowings, net of the required investment in FHLB stock, were deposited at the Federal Reserve. The strategy was not utilized at September 30, 2017, 2016 or 2015, however, dependent upon market rates, remains an option in the future.
The Association’s maximum borrowing capacity at the FHLB, under the most restrictive measure, was an additional $40,979 at September 30, 2017. Pursuant to collateral agreements with FHLB of Cincinnati, advances are secured by a blanket lien on qualifying first mortgage loans. In addition to the existing available capacity, the Association’s capacity limit for additional borrowings from the FHLB of Cincinnati was $4,867,936 at September 30, 2017, subject to satisfaction of the FHLB of Cincinnati common stock ownership requirement. To satisfy the common stock ownership requirement, the Association would have to increase its ownership of FHLB of Cincinnati common stock by an additional $97,359. The terms of the advances include various restrictive covenants including limitations on the acquisition of additional debt in excess of specified levels. As of September 30, 2017, the Association was in compliance with all such covenants. The Association’s borrowing capacity at the FRB-Cleveland Discount Window was $72,295 at September 30, 2017.

11. OTHER COMPREHENSIVE INCOME (LOSS)
The change in accumulated other comprehensive income (loss) by component is as follows:

	Unrealized Gains (Losses) on Securities Available for Sale	Cash Flow Hedges	Defined Benefit Plan	Total
Fiscal year 2015 activity
Balance at September 30, 2014	$(1,092)	$—	$(9,700)	$(10,792)
Other comprehensive income (loss) before reclassifications, net of tax benefit of $1,490	3,018	—	(5,785)	(2,767)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax expense of $265	—	—	494	494
Other comprehensive income (loss)	3,018	—	(5,291)	(2,273)
Balance at September 30, 2015	$1,926	$—	$(14,991)	$(13,065)
Fiscal year 2016 activity
Other comprehensive loss before reclassifications, net of tax benefit of $4,621	(1,510)	(2,389)	(4,682)	(8,581)
Amounts reclassified from accumulated other comprehensive loss, net of tax expense of $1,089	—	1,018	1,002	2,020
Other comprehensive loss	(1,510)	(1,371)	(3,680)	(6,561)
Balance at September 30, 2016	$416	$(1,371)	$(18,671)	$(19,626)
Fiscal year 2017 activity
Other comprehensive income (loss) before reclassifications, net of tax expense of $4,479	(3,331)	9,186	2,463	8,318
Amounts reclassified from accumulated other comprehensive income (loss), net of tax expense of $2,055	—	2,434	1,382	3,816
Other comprehensive (loss) income	(3,331)	11,620	3,845	12,134
Balance at September 30, 2017	$(2,915)	$10,249	$(14,826)	$(7,492)

The following table presents the reclassification adjustment out of accumulated other comprehensive income (loss) included in net income and the corresponding line item on the consolidated statements of income for the periods indicated:

Details about Accumulated Other Comprehensive Income Components	For the Years Ended September 30,			Line Item in the Statement of Income
	2017	2016	2015
Cash flow hedges:
Interest expense, effective portion	$3,745	$1,567	$—	Interest expense
Income tax	(1,311)	(549)	—	Income tax expense
Net of income tax	$2,434	$1,018	$—

Amortization of pension plan:
Actuarial loss	$2,126	$1,542	$759	(a)
Income tax	(744)	(540)	(265)	Income tax expense
Net of income tax	1,382	1,002	494
Total reclassifications for the period	$3,816	$2,020	$494
(a) These items are included in the computation of net period pension cost. See Note 13. Employee Benefit Plans for additional disclosure.

12. INCOME TAXES
The components of the income tax provision are as follows:

	Year Ended September 30,
	2017	2016	2015
Current tax expense:
Federal	$39,794	$29,833	$27,056
State	1,121	878	564
Deferred tax expense (benefit):
Federal	3,634	11,045	9,605
State	(85)	54	(421)
Income tax provision	$44,464	$41,810	$36,804
Reconciliation from tax at the statutory rate to the income tax provision is as follows:

	Year Ended September 30,
	2017	2016	2015
Tax at statutory rate	35.0%	35.0%	35.0%
State tax, net	0.5	0.5	0.1
Non-taxable income from bank owned life insurance contracts	(1.7)	(2.1)	(2.4)
Other, net	(0.5)	0.8	0.9
Income tax provision	33.3%	34.2%	33.6%

Temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities that gave rise to significant portions of net deferred taxes relate to the following:

	September 30,
	2017	2016
Deferred tax assets:
Loan loss reserve	$26,690	$30,240
Deferred compensation	12,280	11,796
Pension	2,696	5,790
Property, equipment and software basis difference	2,180	1,759
Other	2,482	3,234
Total deferred tax assets	46,328	52,819
Deferred tax liabilities:
FHLB stock basis difference	7,999	7,826
Mortgage servicing rights	1,583	1,322
Goodwill	3,473	3,434
Deferred loan costs, net of fees	15,288	11,131
Other	1,994	3,033
Total deferred tax liabilities	30,337	26,746
Net deferred tax asset	$15,991	$26,073
In the accompanying Consolidated Statements of Condition the net deferred tax asset is included in Other assets.
A valuation allowance is established to reduce deferred tax assets if it is more likely than not that the related tax benefits will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. There was no valuation allowance required at September 30, 2017 or 2016.

Retained earnings at September 30, 2017 and 2016 included approximately $104,861 for which no provision for federal or state income tax has been made. This amount represents allocations of income during years prior to 1988 to bad debt deductions for tax purposes only. These qualifying and nonqualifying base year reserves and supplemental reserves will be recaptured into income in the event of certain distributions and redemptions. Such recapture would create income for tax purposes only, which would be subject to the then current corporate income tax rate. However, recapture would not occur upon the reorganization, merger, or acquisition of the Association, nor if the Association is merged or liquidated tax-free into a bank or undergoes a charter change. If the Association fails to qualify as a bank or merges into a nonbank entity, these reserves will be recaptured into income.
The provisions of Accounting for Uncertainty in Income Taxes, codified within FASB ASC 740 “Income Taxes,” prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement for a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Tax positions must meet a more-likely-than-not recognition threshold in order for the related tax benefit to be recognized or continue to be recognized. As of September 30, 2017, 2016 and 2015, the Company had no unrecognized tax benefits. The Company does not anticipate the total amount of unrecognized tax benefits to significantly change within the next 12 months.

The Company recognizes interest and penalties on income tax assessments or income tax refunds, where applicable, in the financial statements as a component of its provision for income taxes. The Company recognized no interest expense or penalties on income tax assessments during the years ended September 30, 2017, 2016 and 2015. Total interest accrued was $0 at September 30, 2017 and 2016.

The Company’s effective income tax rate was 33.3%, 34.2% and 33.6% for the years ending September 30, 2017, 2016 and 2015, respectively. The decrease in the effective rate for the year ended September 30, 2017 compared to the same periods during fiscal 2016 and 2015 is primarily due to how excess tax benefits on share-based payment awards are recognized pursuant to the adoption of ASU 2016-09. This change is described more fully in Note 21, Recent Accounting Pronouncements.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and city jurisdictions. With few exceptions, the Company is no longer subject to income tax examinations in its major jurisdictions for tax years prior to 2014.
The Company makes certain investments in limited partnerships which invest in affordable housing projects that qualify for the Low Income Housing Tax Credit. The Company acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnership. The Company accounts for its interests in LIHTCs using the proportional amortization method. The impact of the Company's investments in tax credit entities on the provision for income taxes was not material at September 30, 2017, 2016 and 2015.
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
The following table sets forth the change in projected benefit obligation for the defined benefit plan:

	September 30,
	2017	2016
Projected benefit obligation at beginning of year	$84,218	$76,735
Interest cost	3,068	3,288
Actuarial loss and other	(955)	7,464
Benefits paid	(4,113)	(3,269)
Projected benefit obligation at end of year	$82,218	$84,218

The following table reconciles the beginning and ending balances of the fair value of Plan assets and presents the funded status of the Plan recognized in the Consolidated Statements of Condition at the September 30 measurement dates:

	September 30,
	2017	2016
Fair value of plan assets at beginning of the year	$65,951	$60,849
Actual return on plan assets	6,968	4,371
Employer contributions	4,000	4,000
Benefits paid	(4,113)	(3,269)
Fair value of plan assets at end of year	$72,806	$65,951
Funded status of the plan—asset (liability)	$(9,412)	$(18,267)
The components of net periodic cost recognized in the Consolidated Statements of Income are as follows:

	Year Ended September 30,
	2017	2016	2015
Interest Cost	3,068	3,288	3,130
Expected return on plan assets	(4,134)	(4,111)	(4,414)
Amortization of net loss and other	2,126	1,542	759
Net periodic benefit (income) cost	$1,060	$719	$(525)
There were no required minimum employer contributions during the fiscal year ended September 30, 2017. The Company made a voluntary contribution of $4,000 during the current fiscal year.
Plan assets consist of investments in pooled separate accounts that invest in mutual funds, equity securities, debt securities, or real estate investments. Pooled separate accounts are valued at net asset value per share at the reporting date. The fair values of the underlying investments used to determine net asset value of the pooled separate accounts are primarily publicly quoted prices or quoted prices for similar assets in active or non-active markets. In accordance with Subtopic 820-10, certain investments measured at fair value using the net asset value per share practical expedient are not classified in the fair value hierarchy described in Note16. Fair Value.

The following table presents the fair value of Plan assets.

	September 30,
	2017				2016
	Fair Value (in thousands)	Unfunded Commitments	Redemption Frequency (if currently eligible)	Redemption Notice Period	Fair Value (in thousands)	Unfunded Commitments	Redemption Frequency (if currently eligible)	Redemption Notice Period
Pooled Separate Accounts	$72,806	N/A	Daily	7 Days	$65,951	N/A	Daily	7 Days

There are no redemption restrictions on Plan assets at September 30, 2017. Redemptions may be deferred for a longer period if conditions do not permit an orderly transfer or for certain investments of an illiquid nature.
The following additional information is provided with respect to the Plan:

	September 30,
	2017	2016	2015
Assumptions and dates used to determine benefit obligations:
Discount rate	3.90%	3.75%	4.40%
Rate of compensation increase	n/a	n/a	n/a

Assumptions used to determine net periodic benefit cost:
Discount rate	3.75%	4.40%	4.40%
Long-term rate of return on plan assets	7.00%	7.50%	7.50%
Rate of compensation increase (graded scale)	n/a	n/a	n/a

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

Expected Benefit Payments During the Fiscal Years Ending September 30:
2018	$5,700
2019	4,020
2020	4,370
2021	4,910
2022	3,990
Aggregate expected benefit payments during the five fiscal year period beginning October 1, 2023, and ending September 30, 2027	22,970
Minimum employer contributions expected to be paid during the fiscal year ending September 30, 2018	—
Effective September 30, 2006, the Company adopted the provisions of FASB ASC 715 “Compensation – Retirement Benefits” which requires an employer to recognize the funded status of its Plan in the statement of financial condition by a charge to AOCI. For the fiscal years ended September 30, 2017, 2016, and 2015, AOCI includes pretax net actuarial losses of $22,809, $28,725, and $23,063, respectively, which have not been recognized as components of net periodic benefit costs as of the measurement date (there was no transition obligation at any date).
The Company expects that $1,679 of net actuarial losses will be recognized as AOCI components of net periodic benefit cost during the fiscal year ended September 30, 2018.
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
The total of the Company’s matching and discretionary contributions related to the 401(k) savings plan for the years ended September 30, 2017, 2016 and 2015 was $3,456, $3,412 and $3,204, respectively.
Employee (Associate) Stock Ownership Plan—The Company established an ESOP for its employees effective January 1, 2006. The ESOP is a tax-qualified plan designed to invest primarily in the Company’s common stock and provides employees with an opportunity to receive a funded retirement benefit, based primarily on the value of the Company’s common stock. The ESOP covers all eligible employees of the Company and its wholly-owned subsidiaries. Employees are eligible to participate in the ESOP after attainment of age 18, completion of 1,000 hours of service, and employment on the last day of the plan’s calendar year. Company contributions to the plan are at the discretion of the Board of Directors. The ESOP is accounted for in accordance with the provisions for stock compensation in FASB ASC 718. Compensation expense for the ESOP is based on the market price of the Company’s stock and is recognized as shares are committed to be released to participants. The total compensation expense related to this plan in the 2017, 2016 and 2015 fiscal years was $7,342, $7,714 and $6,617, respectively.
The ESOP was authorized to purchase, and did purchase, 11,605,824 shares of the Company’s common stock at a price of $10 per share with a 2006 plan year cash contribution and the proceeds of a loan from the Company to the ESOP. The outstanding loan principal balance as of September 30, 2017 and 2016 was $61,759 and $65,462, respectively. Shares of the Company’s common stock pledged as collateral for the loan are released from the pledge for allocation to participants as loan payments are made. At September 30, 2017, 5,972,408 shares have been allocated to participants and 325,005 shares were committed to be released. Shares that are committed to be released will be allocated to participants at the end of the plan year (December 31). ESOP shares that are unallocated or not yet committed to be released totaled 5,308,411 at September 30, 2017, and had a fair market value of $85,625. Participants have the option to receive dividends on allocated shares in cash or leave the dividend in the ESOP. Dividends are reinvested in Company stock for those participants who choose to leave their dividends in the ESOP or who do not make an election. The purchase of Company stock for reinvestment of dividends is made in the open market on or about the date of the cash disbursement to the participants who opt to take dividends in cash. Dividends on unallocated shares held in the Employer Stock fund were paid to the trustee to be used to make payments on the outstanding loan obligation.
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
During the year ended September 30, 2017, the Compensation Committee of the Company’s Board of Directors approved the issuance of an additional 300,400 stock options and 72,900 restricted stock units to certain directors, officers and employees of the Company. The awards were made pursuant to the Equity Plan.
Amendments to FASB ASC 718 requires the Company to report the benefits of realized tax deductions in excess of the deferred tax benefits previously recognized for compensation expense as an operating cash flow. Prior to the year ended September 30, 2017, excess tax benefits were reported as a financing cash flow. The Company recorded an excess tax benefit of $1,058, $3,198, and $1,582 for 2017, 2016 and 2015, respectively.
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

During the years ended September 30, 2017, 2016 and 2015, the Company recorded $3,893, $5,723 and $7,363, respectively, of share-based compensation expense, comprised of stock option expense of $1,502, $2,473 and $3,391, respectively and restricted stock units expense of $2,391, $3,250 and $3,972, respectively. The tax benefit recognized in net income related to share-based compensation expense was $1,195, $1,776 and $2,505, respectively.
The following is a summary of the status of the Company’s restricted stock units as of September 30, 2017 and changes therein during the year then ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Outstanding at September 30, 2016	1,184,357	$13.00
Granted	72,900	$19.26
Exercised	(82,489)	$15.66
Forfeited	(5,700)	$17.01
Outstanding at September 30, 2017	1,169,068	$13.18
Vested and exercisable, at September 30, 2017	611,883	$12.23
Vested and expected to vest, at September 30, 2017	1,169,068	$13.18
The weighted average grant date fair value of restricted stock units granted during the years ended September 30, 2017, 2016 and 2015 was $19.26, $19.06 and $14.98 per share, respectively. The total fair value of restricted stock units vested during the years ended September 30, 2017, 2016 and 2015 was $2,655, $2,519, and $5,042, respectively. Expected future compensation expense relating to the non-vested restricted stock units at September 30, 2017 is $1,364 over a weighted average period of 1.77 years.
The following is a summary of the Company’s stock option activity and related information for the Equity Plan for the year ended September 30, 2017:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2016	4,961,757	$12.62	5.76	$26,216
Granted	300,400	$19.28
Exercised	(738,925)	$11.41		$5,027
Forfeited	(6,800)	$15.45		$13
Outstanding at September 30, 2017	4,516,432	$13.26	5.54	$15,057
Vested and exercisable, at September 30, 2017	3,113,511	$11.74	4.48	$14,064
Vested or expected to vest, at September 30, 2017	4,516,432	$13.26	5.54	$15,057

The fair value of the option grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions.

	2017	2016
Expected dividend yield	2.59%	2.10%
Expected volatility	21.97%	22.03%
Risk-free interest rate	1.86%	1.86%
Expected option term (in years)	6.00	6.00
The expected dividend yield for 2017 was estimated on the then current annualized dividend payout of $0.50 per share which was not expected to change. The expected dividend yield for 2016 was estimated based on the then current annualized dividend payout of $0.40 per share which was not expected to change. Volatility of the company’s stock was used in the estimation of fair value. Management estimated the expected life of the options using the simplified method allowed under SEC Staff Accounting Bulletin 110, which expresses the views of the SEC regarding the use of a “simplified” method, as discussed in Staff Accounting Bulletin No. 107. The five and seven year Treasury yield in effect at the time of the grant provides the risk-free rate of return for periods within the expected term of the options.

The weighted average grant date fair value of options granted during the years ended September 30, 2017, 2016 and 2015 was $3.22, $3.48, and $3.08 per share, respectively. Expected future compensation expense relating to the non-vested options outstanding as of September 30, 2017 is $1,587 over a weighted average period of 2.09 years. Upon exercise of vested options, management expects to draw on treasury stock as the source of the shares. At September 30, 2017, the number of common shares authorized for award under the Equity Plan was 23,000,000, of which 11,011,124 shares remain available for future award.
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
At September 30, 2017, the Company had commitments to originate loans as follows:

Fixed-rate mortgage loans	$211,351
Adjustable-rate mortgage loans	214,065
Equity loans and lines of credit including bridge loans	123,492
Total	$548,908

At September 30, 2017, the Company had unfunded commitments outstanding as follows:

Equity lines of credit	$1,425,440
Construction loans	34,100
Limited partner investments	11,541
Total	$1,471,081
At September 30, 2017, the unfunded commitment on home equity lines of credit, including commitments for accounts suspended as a result of material default or a decline in equity, is $1,501,591.
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

As permitted under the fair value guidance in U.S. GAAP, the Company elects to measure at fair value, mortgage loans classified as held for sale that are subject to pending agency contracts to securitize and sell loans. This election is expected to reduce volatility in earnings related to market fluctuations between the contract trade and settlement dates. At September 30, 2017 and 2016, respectively, there were no loans held for sale, subject to pending agency contracts for which the fair value option was elected. For the years ended September 30, 2017, 2016 and 2015, net gain (loss) on the sale of loans includes $0, $0 and $(111), respectively, related to changes during the period in the fair value of loans held for sale subject to pending agency contracts.
Presented below is a discussion of the methods and significant assumptions used by the Company to estimate fair value.
Investment Securities Available for Sale—Investment securities available for sale are recorded at fair value on a recurring basis. At September 30, 2017 and 2016, respectively, this includes $537,479 and $517,866 of investments in highly liquid collateralized mortgage obligations issued by Fannie Mae, Freddie Mac, and Ginnie Mae. Values at both dates are measured using the market approach. The fair values of collateralized mortgage obligations represent unadjusted price estimates obtained from third party independent nationally recognized pricing services using pricing models or quoted prices of securities with similar characteristics and are included in Level 2 of the hierarchy. Third party pricing is reviewed on a monthly basis for reasonableness based on the market knowledge and experience of company personnel that interact daily with the markets for these types of securities.
Mortgage Loans Held for Sale—The fair value of mortgage loans held for sale is estimated on an aggregate basis using a market approach based on quoted secondary market pricing for loan portfolios with similar characteristics. Loans held for sale are carried at the lower of cost or fair value except, as described above, the Company elects the fair value measurement option for mortgage loans held for sale subject to pending agency contracts to securitize and sell loans. Loans held for sale are included in Level 2 of the hierarchy. At September 30, 2017 and 2016, respectively, there were $351 and $4,686 of loans held for sale carried at cost.
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
Loans held for investment that have been restructured in TDRs and are performing according to the restructured terms of the loan agreement are individually evaluated for impairment using the present value of future cash flows based on the loan’s effective interest rate, which is not a fair value measurement. At September 30, 2017 and 2016, respectively, this included $95,480 and $102,079 in recorded investment of TDRs with related allowances for loss of $11,061 and $12,432.
Real Estate Owned—Real estate owned includes real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of the cost basis or fair value less estimated costs to dispose. Fair value is estimated under the market approach using independent third party appraisals. As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions. At September 30, 2017 and 2016, these adjustments were not significant to reported fair values. At September 30, 2017 and 2016, respectively, $3,479 and $4,192 of real estate owned is included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis where the cost basis equals or exceeds the estimate of fair values less costs to dispose of these properties. Real estate owned, as reported in the Consolidated Statements of Condition, includes estimated costs to dispose of $401 and $521 related to properties measured at fair value and $2,443 and $3,132 of properties carried at their original or adjusted cost basis at September 30, 2017 and 2016, respectively.
Derivatives—Derivative instruments include interest rate locks on commitments to originate loans for the held for sale portfolio, forward commitments on contracts to deliver mortgage loans, and interest rate swaps designated as cash flow hedges. Derivatives not designated as cash flow hedges are reported at fair value in other assets or other liabilities on the Consolidated Statement of Condition with changes in value recorded in current earnings. Derivatives qualifying as cash flow hedges, when highly effective, are reported at fair value in other assets or other liabilities on the Consolidated Statement of Condition with changes in value recorded in OCI. Should the hedge no longer be considered effective, the ineffective portion of the change in fair value is recorded directly in earnings in the period in which the change occurs. See Note 17. Derivative Instruments for additional details. Fair value of forward commitments is estimated using a market approach based on quoted secondary market pricing for loan portfolios with characteristics similar to loans underlying the derivative contracts. The fair value of interest rate swaps is estimated using a discounted cash flow method that incorporates current market interest rates and other market parameters. The fair value of of interest rate lock commitments is adjusted by a closure rate based on the estimated percentage of commitments that will result in closed loans. The range and weighted average impact of the closure rate is included in quantitative information about significant unobservable inputs later in this note. A significant change in the closure rate may result in a significant change in the ending fair value measurement of these derivatives relative to their total fair value. Because the closure rate is a significantly unobservable assumption, interest rate lock commitments are included in Level 3 of the hierarchy. Forward commitments on contracts to deliver mortgage loans and interest rate swaps are included in Level 2 of the hierarchy.

Assets and liabilities carried at fair value on a recurring basis in the Consolidated Statements of Condition at September 30, 2017 and 2016 are summarized below.

		Recurring Fair Value Measurements at Reporting Date Using
	September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment securities available for sale:
REMIC’s	$528,536	$—	$528,536	$—
Fannie Mae certificates	8,943	—	8,943	—
Derivatives:
Interest rate lock commitments	58	—	—	58
Interest rate swaps	17,001	—	17,001	—
Total	$554,538	$—	$554,480	$58
Liabilities
Derivatives:
Interest rate swaps	1,233	—	1,233	—
Total	$1,233	$—	$1,233	$—

		Recurring Fair Value Measurements at Reporting Date Using
	September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment securities available for sale:
REMIC’s	507,997	—	507,997	—
Fannie Mae certificates	9,869	—	9,869	—
Derivatives:
Interest rate lock commitments	99	—	—	99
Interest rate swaps	772	—	772	—
Total	$518,737	$—	$518,638	$99
Liabilities
Derivatives:
Interest rate swaps	2,880	—	2,880	—
Total	$2,880	$—	$2,880	$—
The table below presents a reconciliation of the beginning and ending balances and the location within the Consolidated Statements of Income where gains (losses) due to changes in fair value are recognized on interest rate lock commitments which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Interest Rate Lock Commitments
	Year Ended September 30,
	2017	2016	2015
Beginning balance	$99	$79	$59
Gain (loss) during the period due to changes in fair value:
Included in other non-interest income	(41)	20	20
Ending balance	$58	$99	$79
Change in unrealized gains for the period included in earnings for assets held at end of the reporting date	$58	$99	$79
Summarized in the tables below are those assets measured at fair value on a nonrecurring basis.

		Nonrecurring Fair Value Measurements at Reporting Date Using
	September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans, net of allowance	$85,080	$—	$—	$85,080
Real estate owned(1)	3,479	—	—	3,479
Total	$88,559	$—	$—	$88,559
______________________
(1) Amounts represent fair value measurements of properties before deducting estimated costs to dispose.

		Nonrecurring Fair Value Measurements at Reporting Date Using
	September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans, net of allowance	$92,576	$—	$—	$92,576
Real estate owned(1)	4,192	—	—	4,192
Total	$96,768	$—	$—	$96,768
 ______________________

(1)    Amounts represent fair value measurements of properties before deducting estimated costs to dispose.
The following provides quantitative information about significant unobservable inputs categorized within Level 3 of the Fair Value Hierarchy.

	Fair Value						Weighted
	9/30/2017	Valuation Technique(s)	Unobservable Input	Range			Average
Impaired loans, net of allowance	$85,080	Market comparables of collateral discounted to estimated net proceeds	Discount appraised value to estimated net proceeds based on historical experience:
			• Residential Properties	0	-	28%	7.6%

Interest rate lock commitments	$58	Quoted Secondary Market pricing	Closure rate	0	-	100%	93.0%

	Fair Value						Weighted
	9/30/2016	Valuation Technique(s)	Unobservable Input	Range			Average
Impaired loans, net of allowance	$92,576	Market comparables of collateral discounted to estimated net proceeds	Discount appraised value to estimated net proceeds based on historical experience:
			• Residential Properties	0	-	26%	8.2%

Interest rate lock commitments	$99	Quoted Secondary Market pricing	Closure rate	0	-	100%	93.0%

The following table presents the carrying amount and estimated fair value of the Company’s financial instruments.

	September 30, 2017
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and due from banks	$35,243	$35,243	$35,243	$—	$—
Interest earning cash equivalents	232,975	232,975	232,975	—	—
Investment securities available for sale	537,479	537,479	—	537,479	—
Mortgage loans held for sale	351	355	—	355	—
Loans-net:
Mortgage loans held for investment	12,416,256	12,758,951	—	—	12,758,951
Other loans	3,050	3,143	—	—	3,143
Federal Home Loan Bank stock	89,990	89,990	N/A	—	—
Accrued interest receivable	35,479	35,479	—	35,479	—
Cash collateral held by counterparty	2,955	2,955	2,955	—	—
Derivatives	17,059	17,059	—	17,001	58
Liabilities:
Checking and passbook accounts	$2,460,416	$2,460,416	$—	$2,460,416	$—
Certificates of deposit	5,691,209	5,550,162	—	5,550,162	—
Borrowed funds	3,671,377	3,677,256	—	3,677,256	—
Borrowers’ advances for taxes and insurance	100,446	100,446	—	100,446	—
Principal, interest and escrow owed on loans serviced	35,766	35,766	—	35,766	—
Derivatives	1,233	1,233	—	1,233	—

	September 30, 2016
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and due from banks	$27,914	$27,914	$27,914	$—	$—
Interest earning cash equivalents	203,325	203,325	203,325	—	—
Investment securities available for sale	517,866	517,866	—	517,866	—
Mortgage loans held for sale	4,686	4,839	—	4,839	—
Loans-net:
Mortgage loans held for investment	11,705,688	12,177,536	—	—	12,177,536
Other loans	3,116	3,277	—	—	3,277
Federal Home Loan Bank stock	69,853	69,853	N/A	—	—
Accrued interest receivable	32,818	32,818	—	32,818	—
Cash collateral held by counterparty	10,480	10,480	10,480	—	—
Derivatives	871	871	—	772	99
Liabilities:
Checking and passbook accounts	$2,509,800	$2,509,800	$—	$2,509,800	$—
Certificates of deposit	5,821,568	5,832,958	—	5,832,958	—
Borrowed funds	2,718,795	2,740,565	—	2,740,565	—
Borrowers’ advances for taxes and insurance	92,313	92,313	—	92,313	—
Principal, interest and escrow owed on loans serviced	49,401	49,401	—	49,401	—
Derivatives	2,880	2,880	—	2,880	—
Presented below is a discussion of the valuation techniques and inputs used by the Company to estimate fair value.
Cash and Due from Banks, Interest Earning Cash Equivalents, Cash Collateral Received from or Held by Counterparty—The carrying amount is a reasonable estimate of fair value.
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
The following table presents additional information about the interest rate swaps used in the Company's asset liability management strategy.

	Cash Flow Hedges
	September 30, 2017	September 30, 2016

Notional value	$1,500,000	$600,000
Fair value	15,768	(2,108)
Weighted-average rate receive	1.32%	0.79%
Weighted-average rate pay	1.62%	1.21%
Average maturity (in years)	4.1	4.5
Amounts reported in AOCI related to derivatives are reclassified to interest expense during the same period in which the hedged transaction affects earnings. During the next twelve months, the Company estimates that $665 of the amounts reported in AOCI will be reclassified to interest expense.
The Company enters into forward commitments for the sale of mortgage loans principally to protect against the risk of adverse interest rate movements on net income. The Company recognizes the fair value of such contracts when the characteristics of those contracts meet the definition of a derivative. These derivatives are not designated in a hedging relationship; therefore, gains and losses are recognized immediately in the statement of income. There were no forward commitments for the sale of mortgage loans at September 30, 2017 or September 30, 2016.
In addition, the Company is party to derivative instruments when it enters into commitments to originate a portion of its loans, which when funded, are classified as held for sale. Such commitments are not designated in a hedging relationship; therefore, gains and losses are recognized immediately in the statement of income.

The following tables provide the locations within the Consolidated Statements of Condition and the fair values for derivative instruments.

	Asset Derivatives
	At September 30, 2017		At September 30, 2016
	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments
Cash flow hedges:
Interest rate swaps	Other Assets	$17,001	Other Assets	$772

Derivatives not designated as hedging instruments
Interest rate lock commitments	Other Assets	$58	Other Assets	$99

	Liability Derivatives
	At September 30, 2017		At September 30, 2016
	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments
Cash flow hedges:
Interest rate swaps	Other Liabilities	$1,233	Other Liabilities	$2,880
The following tables present the net gains and losses recorded within the Consolidated Statements of Income and the Consolidated Statements of Comprehensive Income relating to derivative instruments.

	Location of Gain or (Loss) Recognized in Income	Amount of Gain or (Loss) Recognized in Income on Derivative
		Year Ended September 30,
		2017	2016	2015
Cash flow hedges
Amount of loss recognized, effective portion	Other comprehensive income	$14,131	$(3,676)	$—
Amount of loss reclassified from AOCI	Interest expense	(3,745)	(1,567)	—
Amount of ineffectiveness recognized	Other non-interest income	—	—	—

Derivatives not designated as hedging instruments
Interest rate lock commitments	Other non-interest income	$(41)	$20	$20
Forward commitments for the sale of mortgage loans	Net gain on the sale of loans	—	—	14
Total		$(41)	$20	$34
Derivatives contain an element of credit risk which arises from the possibility that the Company will incur a loss because a counterparty fails to meet its contractual obligations. The Company's exposure is limited to the replacement value of the contracts rather than the notional or principal amounts. Credit risk is minimized through counterparty collateral, transaction limits and monitoring procedures. Swap transactions that are handled by a registered clearing broker are cleared through the broker to a registered clearing organization. The clearing organization establishes daily cash and upfront cash or securities margin requirements to cover potential exposure in the event of default. This process shifts the risk away from the counterparty, since the clearing organization acts as the middleman on each cleared transaction. The fair values of derivative instruments are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements. Cash collateral payables or receivables associated with the derivative instruments are not added to or netted against the fair value amounts. The Company’s interest rate swaps are cleared through a registered clearing broker. At September 30, 2017 and September 30, 2016, respectively, the Company posted collateral of $2,955 and $10,480 related to the initial and daily margin requirements of interest rate swaps.

18. PARENT COMPANY ONLY FINANCIAL STATEMENTS
The following condensed financial statements for TFS Financial Corporation (parent company only) reflect the investments in, and transactions with, its wholly-owned subsidiaries. Intercompany activity is eliminated in the consolidated financial statements.

	September 30,
	2017	2016
Statements of Condition
Assets:
Cash and due from banks	$5,123	$5,102
Other loans:
Demand loan due from Third Federal Savings and Loan	89,299	88,443
ESOP loan receivable	61,759	65,462
Investments in:
Third Federal Savings and Loan	1,503,831	1,475,175
Non-thrift subsidiaries	80,420	79,386
Prepaid federal and state taxes	154	374
Deferred income taxes	2,630	2,704
Accrued receivables and other assets	9,247	6,727
Total assets	$1,752,463	$1,723,373
Liabilities and shareholders’ equity:
Line of credit due non-thrift subsidiary	$59,815	$58,890
Accrued expenses and other liabilities	2,689	4,025
Total liabilities	62,504	62,915
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 332,318,750 shares issued; 281,291,750 and 284,219,019 outstanding at September 30, 2017 and September 30, 2016, respectively	3,323	3,323
Paid-in capital	1,722,672	1,716,818
Treasury stock, at cost; 51,027,000 and 48,099,731 shares at September 30, 2017 and September 30, 2016, respectively	(735,530)	(681,569)
Unallocated ESOP shares	(53,084)	(57,418)
Retained earnings—substantially restricted	760,070	698,930
Accumulated other comprehensive loss	(7,492)	(19,626)
Total shareholders’ equity	1,689,959	1,660,458
Total liabilities and shareholders’ equity	$1,752,463	$1,723,373

	Years Ended September 30,
	2017	2016	2015
Statements of Comprehensive Income
Interest income:
Demand loan due from Third Federal Savings and Loan	$914	$433	$139
ESOP loan	2,308	2,281	2,276
Other interest income	21	4	—
Total interest income	3,243	2,718	2,415
Interest expense:
Borrowed funds from non-thrift subsidiaries	612	377	253
Total interest expense	612	377	253
Net interest income	2,631	2,341	2,162
Non-interest income:
Intercompany service charges	68	90	218
Dividend from Third Federal Savings and Loan	81,000	60,000	66,000
Total other income	81,068	60,090	66,218
Non-interest expenses:
Salaries and employee benefits	5,134	5,543	6,216
Professional services	982	922	997
Office property and equipment	3	13	13
Other operating expenses	193	253	255
Total non-interest expenses	6,312	6,731	7,481
Income before income taxes	77,387	55,700	60,899
Income tax benefit	(3,747)	(2,915)	(2,583)
Income before undistributed earnings of subsidiaries	81,134	58,615	63,482
Equity in undistributed earnings of subsidiaries (dividend in excess of earnings):
Third Federal Savings and Loan	6,709	21,231	8,777
Non-thrift subsidiaries	1,034	707	332
Net income	88,877	80,553	72,591
Change in net unrealized (loss) gain on securities available for sale	(3,331)	(1,510)	3,018
Change in cash flow hedges	11,620	(1,371)	—
Change in pension obligation	3,845	(3,680)	(5,291)
Total other comprehensive loss	12,134	(6,561)	(2,273)
Total comprehensive income	$101,011	$73,992	$70,318

	Years Ended September 30,
	2017	2016	2015
Statements of Cash Flows
Cash flows from operating activities:
Net income	$88,877	$80,553	$72,591
Adjustments to reconcile net income to net cash provided by operating activities:
(Equity in undistributed earnings of subsidiaries) dividend in excess of earnings:
Third Federal Savings and Loan	(6,709)	(21,231)	(8,777)
Non-thrift subsidiaries	(1,034)	(707)	(332)
Deferred income taxes	74	542	(261)
ESOP and Stock-based compensation expense	1,439	2,435	3,205
Net (increase) decrease in interest receivable and other assets	(2,300)	(346)	2,166
Net increase (decrease) in accrued expenses and other liabilities	144	359	107
Net cash provided by operating activities	80,491	61,605	68,699
Cash flows from investing activities:
(Increase) decrease in balances lent to Third Federal Savings and Loan	(856)	(54,792)	122,257
Repayment of capital contribution from Third Federal Savings and Loan	—	150,000	—
Net cash (used in) provided by investing activities	(856)	95,208	122,257
Cash flows from financing activities:
Principal reduction of ESOP loan	3,703	3,648	3,534
Purchase of treasury shares	(54,029)	(128,361)	(172,546)
Dividends paid to common shareholders	(27,709)	(23,414)	(19,490)
Excess tax benefit related to stock-based compensation	—	1,485	484
Acquisition of treasury shares through net settlement for taxes	(2,504)	(7,697)	(4,111)
Net increase in borrowings from non-thrift subsidiaries	925	529	1,173
Net cash used in financing activities	(79,614)	(153,810)	(190,956)
Net increase in cash and cash equivalents	21	3,003	—
Cash and cash equivalents—beginning of year	5,102	2,099	2,099
Cash and cash equivalents—end of year	$5,123	$5,102	$2,099
19. EARNINGS PER SHARE
Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. For purposes of computing earnings per share amounts, outstanding shares include shares held by the public, shares held by the ESOP that have been allocated to participants or committed to be released for allocation to participants, the 227,119,132 shares held by Third Federal Savings, MHC, and, for purposes of computing dilutive earnings per share, stock options and restricted stock units with a dilutive impact. Unvested shares awarded pursuant to the Company's restricted stock plans are treated as participating securities in the computation of EPS pursuant to the two-class method as they contain nonforfeitable rights to dividends. The two-class method is an earnings allocation that determines EPS for each class of common stock and participating security. At September 30, 2017 and 2016, respectively, the ESOP held 5,308,411 and 5,741,751 shares that were neither allocated to participants nor committed to be released to participants.

The following is a summary of the Company’s earnings per share calculations.

	For the Year Ended September 30, 2017
	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$88,877
Less: income allocated to restricted stock units	901
Basic earnings per share:
Income available to common shareholders	87,976	277,213,258	$0.32
Diluted earnings per share:
Effect of dilutive potential common shares		2,055,510
Income available to common shareholders	$87,976	279,268,768	$0.32

	For the Year Ended September 30, 2016
	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$80,553
Less: income allocated to restricted stock units	761
Basic earnings per share:
Income available to common shareholders	79,792	281,566,648	$0.28
Diluted earnings per share:
Effect of dilutive potential common shares		2,219,065
Income available to common shareholders	$79,792	283,785,713	$0.28

	For the Year Ended September 30, 2015
	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$72,591
Less: income allocated to restricted stock units	626
Basic earnings per share:
Income available to common shareholders	71,965	289,935,861	$0.25
Diluted earnings per share:
Effect of dilutive potential common shares		2,274,556
Income available to common shareholders	$71,965	292,210,417	$0.25
The following is a summary of outstanding stock options that are excluded from the computation of diluted earnings per share because their inclusion would be anti-dilutive. No restricted stock units were anti-dilutive for the years ended September 30, 2017, 2016, and 2015.

	For the Year Ended September 30,
	2017	2016	2015
Options to purchase shares	779,740	393,500	1,382,900
20. RELATED PARTY TRANSACTIONS
The Company has made loans and extensions of credit, in the ordinary course of business, to certain Directors. These loans were under normal credit terms, including interest rate and collateralization, and do not represent more than the normal risk of collection. The aggregate amount of loans to such related parties at September 30, 2017 and 2016 was $173 and $181, respectively. None of these loans were past due, considered impaired or on nonaccrual at September 30, 2017.

21. RECENT ACCOUNTING PRONOUNCEMENTS
Pending as of September 30, 2017

In August 2017, The FASB issued ASU 2017-12 Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This Update is intended to more closely align financial reporting of hedging relationships with risk management activities. This amendment expands hedge accounting for both nonfinancial and financial risk components, modifies the presentation of certain hedging relationships in the financial statements and eases hedge effectiveness testing requirements. The amendments are effective for fiscal years beginning after December 15, 2018. Early adoption is permissible in any interim period after the issuance of this update and is being considered by the Company. The update is not expected to have a significant impact on the Company's consolidated financial condition or results of operations.
In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718), Scope of Modification Accounting. This Update clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value (or calculated intrinsic value, if those amounts are being used to measure the award under ASC 718), the vesting conditions, or the classification of the award (as equity or liability) change as a result of the change in terms or conditions. The guidance is effective prospectively for annual periods beginning on or after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted. The Company intends to adopt the guidance on the effective date and does not expect the adoption to have a material impact on its consolidated financial condition or results of operations.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments in this Update replace the existing incurred loss impairment methodology with a methodology that reflects expected credit losses for the remaining life of the asset. This will require consideration of a broader range of information, including reasonably supportable forecasts, in the measurement of expected credit losses. The amendments expand disclosures of credit quality indicators, requiring disaggregation by year of origination (vintage). Additionally, credit losses on available for sale debt securities will be recognized as an allowance rather than a write-down, with reversals permitted as credit loss estimates decline. An entity will apply the amendments in this Update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). For public business entities that are SEC filers, the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. Management has formed a working group comprised of teams from across the association including accounting, risk management, and finance. This group has begun assessing the required changes to our credit loss estimation methodologies and systems, as well as additional data and resources that may be required to comply with this standard. The

Company is currently evaluating the impact that this accounting guidance may have on its consolidated financial condition or results of operations. The actual effect on our allowance for loan losses at the adoption date will be dependent upon the nature of the characteristics of the portfolio as well as the macroeconomic conditions and forecasts at that date.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This guidance changes the accounting treatment of leases by requiring lessees to recognize operating leases on the balance sheet as lease assets (a right-to-use asset) and lease liabilities (a liability to make lease payments), measured on a discounted basis and will require both quantitative and qualitative disclosure regarding key information about the leasing arrangements. An accounting policy election to not recognize operating leases with terms of 12 months or less as assets and liabilities is permitted. This guidance will be effective for the fiscal year beginning after December 15, 2018, with early adoption permitted. A modified retrospective approach is required that includes a number of optional practical expedients to address leases that commenced before the effective date. An implementation team has been created to identify all leases involved, which, if any, practical expedients to utilize, and all data gathering required to comply. All leases have been identified. The Company expects to recognize a right-to-use asset and a lease liability for its operating lease commitments on the Consolidated Statements of Condition and is assessing the impact this new standard will have on its consolidated financial condition and results of operations.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU changes the accounting for certain equity investments, financial liabilities under the fair value option and presentation and disclosure requirements for financial instruments. Equity investments not accounted for under the equity method of accounting will be measured at fair value with changes recognized in net income. If there are no readily determinable fair values, the guidance allows entities to measure investments at cost less impairment, whereby impairment is based on a qualitative assessment. The guidance eliminates the requirement to disclose the methods and significant assumptions used to estimate fair value of financial instruments measured at amortized cost. If an entity has elected the fair value option to measure liabilities, the new accounting guidance requires the portion of the change in fair value of a liability resulting from credit risk to be presented in OCI. This accounting and disclosure guidance is effective for the fiscal year beginning after December 15, 2017, including interim periods within that fiscal year on a prospective basis, with a cumulative-effect adjustment to the balance sheet at the beginning of the fiscal year adopted. Early adoption is not permitted. The Company is currently evaluating the impact that this accounting guidance may have on its consolidated financial condition or results of operations.
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
Adopted in fiscal year ended September 30, 2017
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions, including accounting for income taxes, forfeitures, and classification in the statement of cash flows. Additionally, the ASU expanded the threshold on statutory tax withholding requirements used to qualify for equity classification. This accounting guidance is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted.
The Company early adopted the revised guidance on October 1, 2016. The impact of this adoption on the Company's consolidated financial statements is described below.

•
On a prospective basis, all excess tax benefits and deficiencies related to share-based payments are recognized as income tax expense or benefit. For the fiscal year ended September 30, 2017, $1,058 was recognized as income tax benefit rather than additional paid-in capital as a result of this adoption. Excess tax benefits and tax deficiencies are considered discrete items in the reporting period they occur and are not included in the estimate of the Company's annual effective tax rate in interim periods.

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

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810), Amendments to the Consolidation Analysis. This accounting guidance changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The new guidance amends the current accounting guidance to address limited partnerships and similar legal entities, certain investment funds, fees paid to a decision maker or service provider, and the impact of fee arrangements and related parties on the primary beneficiary determination. In addition, the FASB issued ASU 2016-17, Consolidation (Topic 810), Interests Held through Related Parties that are under Common Control in October 2016, amending the consolidation guidance on how a reporting entity that is the single decision maker of a Variable Interest Entity (VIE) should treat indirect interests in the entity held through related parties that are under common control. Both accounting guidances are effective for annual periods beginning after December 15, 2015. A reporting entity may apply the ASU by using a modified retrospective approach (by recording a cumulative-effect adjustment to equity as of the beginning of the year of adoption) or a full retrospective approach (by restating all periods presented). The adoption of this accounting guidance did not have a material effect on the Company's consolidated financial condition or results and operations.
In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815), Effects of Derivative Contract Novations on Existing Hedge Accounting Relationships. This amendment clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedging accounting criteria continue to be met. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted. An entity has an option to apply the amendments in this Update on either a prospective or a modified retrospective basis. The Company elected to early adopt this accounting guidance using a prospective method and will consider opportunities provided by these amendments in future transactions. The adoption of this accounting guidance does not currently affect the Company's consolidated financial condition and results of operations.
In May 2015, the FASB issued ASU 2015-07, Fair Value Measurement (Topic 820), Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share. This guidance eliminates the requirement to categorize investments measured at net value per share (or its equivalent) using the practical expedient in the fair value hierarchy table and eliminates certain disclosures required for these investments. Entities will continue to provide information helpful to understanding the nature and risks of these investments and whether the investments, if sold, are probable of being sold at amounts different from net asset value. The amendments in this Update are effective for public companies retrospectively for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. This guidance was applied to the Company's disclosures on pension assets presented in Note 13. Employee Benefit Plans.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This Update simplifies how an entity is required to test goodwill impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. An entity will still perform its annual or interim goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount. Under this guidance, an entity would recognize an impairment charge for the amount by which the carry amount exceeds the fair value, not to exceed the total amount of goodwill allocated to that reporting unit. The entity still has the option to perform the qualitative assessment to determine if the quantitative impairment test is necessary. An entity should apply the amendments in this Update on a prospective basis, with disclosure of the nature and reason for a change in accounting principle upon transition. The amendments in this Update are effective for annual and interim goodwill impairment testing in fiscal years beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted and considered this guidance for the fiscal year-end goodwill impairment test. The adoption of this disclosure guidance did not materially affect the Company's consolidated financial condition or results of operations.
The Company has determined that all other recently issued accounting pronouncements will not have a material impact on the Company's consolidated financial statements or do not apply to its operations.

22. SELECTED QUARTERLY DATA (UNAUDITED)
The following tables are a summary of certain quarterly financial data for the fiscal years ended September 30, 2017 and 2016.

	Fiscal 2017 Quarter Ended
	December 31	March 31	June 30	September 30
	(In thousands, except per share data)
Interest income	$98,214	$101,083	$103,721	$105,977
Interest expense	29,984	30,797	33,449	35,869
Net interest income	68,230	70,286	70,272	70,108
Provision (credit) for loan losses	—	(6,000)	(4,000)	(7,000)
Net interest income after provision for loan losses	68,230	76,286	74,272	77,108
Non-interest income	5,368	4,552	4,804	5,125
Non-interest expense	45,262	45,294	44,669	47,179
Income before income tax	28,336	35,544	34,407	35,054
Income tax expense	8,726	12,083	11,619	12,036
Net income	$19,610	$23,461	$22,788	$23,018
Earnings per share—basic and diluted	$0.07	$0.08	$0.08	$0.08

	Fiscal 2016 Quarter Ended
	December 31	March 31	June 30	September 30
	(In thousands, except per share data)
Interest income	$96,431	$97,145	$96,993	$97,872
Interest expense	28,790	29,386	29,604	30,246
Net interest income	67,641	67,759	67,389	67,626
Provision (credit) for loan losses	(1,000)	(1,000)	(3,000)	(3,000)
Net interest income after provision for loan losses	68,641	68,759	70,389	70,626
Non-interest income	6,117	6,703	6,108	6,024
Non-interest expense	47,633	46,341	44,976	42,054
Income before income tax	27,125	29,121	31,521	34,596
Income tax expense	9,274	9,845	10,901	11,790
Net income	$17,851	$19,276	$20,620	$22,806
Earnings per share—basic and diluted	$0.06	$0.07	$0.07	$0.08
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
The following financial statements from TFS Financial Corporation’s Annual Report on Form 10-K for the year ended September 30, 2017 filed on November 22, 2017 formatted in XBRL: (i) Consolidated Statements of Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements.

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
TFS Financial Corporation

Dated:	November 22, 2017	/S/ MARC A. STEFANSKI
Marc A. Stefanski Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:	November 22, 2017	/S/ MARC A. STEFANSKI
Marc A. Stefanski Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Dated:	November 22, 2017	/S/ DAVID S. HUFFMAN
David S. Huffman Chief Financial Officer and Secretary (Principal Financial Officer)

Dated:	November 22, 2017	/S/ PAUL J. HUML
Paul J. Huml Chief Accounting Officer (Principal Accounting Officer)

Dated:	November 22, 2017	/S/ ANTHONY J. ASHER
Anthony J. Asher, Director

Dated:	November 22, 2017	/S/ MARTIN J. COHEN
Martin J. Cohen, Director

Dated:	November 22, 2017	/S/ ROBERT A. FIALA
Robert A. Fiala, Director

Dated:	November 22, 2017	/S/ WILLIAM C. MULLIGAN
William C. Mulligan, Director

Dated:	November 22, 2017	/S/ TERRENCE R. OZAN
Terrence R. Ozan, Director

Dated:	November 22, 2017	/S/ JOHN P. RINGENBACH
John P. Ringenbach, Director

Dated:	November 22, 2017	/S/ BEN S. STEFANSKI III
Ben S. Stefanski III, Director

Dated:	November 22, 2017	/S/ MEREDITH S. WEIL
Meredith S. Weil, Director