Form 10-Q
period 2017-12-31
TFS Financial CORP
filed 2018-02-08
CIK 1381668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-Q
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2017
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

As of February 5, 2018, there were 280,860,417 shares of the Registrant’s common stock, par value $0.01 per share, outstanding, of which 227,119,132 shares, or 80.9% of the Registrant’s common stock, were held by Third Federal Savings and Loan Association of Cleveland, MHC, the Registrant’s mutual holding company.

TFS Financial Corporation

GLOSSARY OF TERMS
TFS Financial Corporation provides the following list of acronyms and defined terms as a tool for the reader. The acronyms and defined terms identified below are used throughout the document.

ACT: Tax Cuts and Jobs Act	FRB-Cleveland: Federal Reserve Bank of Cleveland
AOCI: Accumulated Other Comprehensive Income	Freddie Mac: Federal Home Loan Mortgage Association
ARM: Adjustable Rate Mortgage	FRS: Board of Governors of the Federal Reserve System
ASC: Accounting Standards Codification	GAAP: Generally Accepted Accounting Principles
ASU: Accounting Standards Update	Ginnie Mae: Government National Mortgage Association
Association: Third Federal Savings and Loan	GVA: General Valuation Allowances
Association of Cleveland	HARP: Home Affordable Refinance Program
BOLI: Bank Owned Life Insurance	HPI: Home Price Index
CDs: Certificates of Deposit	IRR: Interest Rate Risk
CFPB: Consumer Financial Protection Bureau	IRS: Internal Revenue Service
CLTV: Combined Loan-to-Value	IVA: Individual Valuation Allowance
Company: TFS Financial Corporation and its	LIHTC: Low Income Housing Tax Credit
subsidiaries	LIP: Loans-in-Process
DFA: Dodd-Frank Wall Street Reform and Consumer	LTV: Loan-to-Value
Protection Act	MGIC: Mortgage Guaranty Insurance Corporation
EaR: Earnings at Risk	OCC: Office of the Comptroller of the Currency
EPS: Earnings per Share	OCI: Other Comprehensive Income
ESOP: Third Federal Employee (Associate) Stock	OTS: Office of Thrift Supervision
Ownership Plan	PMI: Private Mortgage Insurance
EVE: Economic Value of Equity	PMIC: PMI Mortgage Insurance Co.
Fannie Mae: Federal National Mortgage Association	QTL: Qualified Thrift Lender
FASB: Financial Accounting Standards Board	REMICs: Real Estate Mortgage Investment Conduits
FDIC: Federal Deposit Insurance Corporation	SEC: United States Securities and Exchange Commission
FHFA: Federal Housing Finance Agency	TDR: Troubled Debt Restructuring
FHLB: Federal Home Loan Bank	Third Federal Savings, MHC: Third Federal Savings
FICO: Financing Corporation	and Loan Association of Cleveland, MHC

Item 1. Financial Statements
TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION (unaudited)
(In thousands, except share data)

	December 31, 2017	September 30, 2017
ASSETS
Cash and due from banks	$34,418	$35,243
Interest-earning cash equivalents	289,147	232,975
Cash and cash equivalents	323,565	268,218
Investment securities available for sale (amortized cost $548,087 and $541,964, respectively)	538,991	537,479
Mortgage loans held for sale, at lower of cost or market (none measured at fair value)	1,259	351
Loans held for investment, net:
Mortgage loans	12,579,194	12,434,339
Other consumer loans	2,886	3,050
Deferred loan expenses, net	33,251	30,865
Allowance for loan losses	(45,929)	(48,948)
Loans, net	12,569,402	12,419,306
Mortgage loan servicing rights, net	8,168	8,375
Federal Home Loan Bank stock, at cost	92,111	89,990
Real estate owned	4,290	5,521
Premises, equipment, and software, net	63,144	60,875
Accrued interest receivable	35,622	35,479
Bank owned life insurance contracts	207,426	205,883
Other assets	43,902	61,086
TOTAL ASSETS	$13,887,880	$13,692,563
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$8,207,351	$8,151,625
Borrowed funds	3,758,855	3,671,377
Borrowers’ advances for insurance and taxes	95,398	100,446
Principal, interest, and related escrow owed on loans serviced	32,907	35,766
Accrued expenses and other liabilities	92,691	43,390
Total liabilities	12,187,202	12,002,604
Commitments and contingent liabilities
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 332,318,750 shares issued; 281,002,481 and 281,291,750 outstanding at December 31, 2017 and September 30, 2017, respectively	3,323	3,323
Paid-in capital	1,721,067	1,722,672
Treasury stock, at cost; 51,316,269 and 51,027,000 shares at December 31, 2017 and September 30, 2017, respectively	(741,034)	(735,530)
Unallocated ESOP shares	(52,001)	(53,084)
Retained earnings—substantially restricted	771,317	760,070
Accumulated other comprehensive loss	(1,994)	(7,492)
Total shareholders’ equity	1,700,678	1,689,959
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$13,887,880	$13,692,563
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(In thousands, except share and per share data)

	For the Three Months Ended
	December 31,
	2017	2016
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$102,626	$95,380
Investment securities available for sale	2,589	1,853
Other interest and dividend earning assets	2,014	981
Total interest and dividend income	107,229	98,214
INTEREST EXPENSE:
Deposits	22,994	22,057
Borrowed funds	14,247	7,927
Total interest expense	37,241	29,984
NET INTEREST INCOME	69,988	68,230
PROVISION (CREDIT) FOR LOAN LOSSES	(3,000)	—
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	72,988	68,230
NON-INTEREST INCOME:
Fees and service charges, net of amortization	1,760	1,776
Net gain on the sale of loans	478	883
Increase in and death benefits from bank owned life insurance contracts	1,554	1,604
Other	1,052	1,105
Total non-interest income	4,844	5,368
NON-INTEREST EXPENSE:
Salaries and employee benefits	23,253	23,755
Marketing services	5,038	4,535
Office property, equipment and software	6,651	5,873
Federal insurance premium and assessments	2,718	2,272
State franchise tax	1,126	1,354
Real estate owned expense, net	583	1,051
Other expenses	6,407	6,422
Total non-interest expense	45,776	45,262
INCOME BEFORE INCOME TAXES	32,056	28,336
INCOME TAX EXPENSE	12,443	8,726
NET INCOME	$19,613	$19,610
Earnings per share—basic and diluted	$0.07	$0.07
Weighted average shares outstanding
Basic	275,816,329	277,925,724
Diluted	277,624,291	280,272,455

See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(In thousands)

	For the Three Months Ended
	December 31,
	2017	2016
Net income	$19,613	$19,610
Other comprehensive income (loss), net of tax:
Net change in unrealized loss on securities available for sale	(4,270)	(6,027)
Net change in cash flow hedges	12,585	12,620
Change in pension obligation	(2,817)	345
Total other comprehensive income	5,498	6,938
Total comprehensive income	$25,111	$26,548
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)
(In thousands, except share and per share data)

	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at September 30, 2016	$3,323	$1,716,818	$(681,569)	$(57,418)	$698,930	$(19,626)	$1,660,458
Net income	—	—	—	—	19,610	—	19,610
Other comprehensive income, net of tax	—	—	—	—	—	6,938	6,938
ESOP shares allocated or committed to be released	—	913	—	1,084	—	—	1,997
Compensation costs for stock-based plans	—	1,103	—	—	(29)	—	1,074
Purchase of treasury stock (896,000 shares)	—	—	(16,119)	—	—	—	(16,119)
Treasury stock allocated to restricted stock plan	—	(749)	(1,444)	—	—	—	(2,193)
Dividends paid to common shareholders ($0.125 per common share)	—	—	—	—	(6,432)	—	(6,432)
Balance at December 31, 2016	$3,323	$1,718,085	$(699,132)	$(56,334)	$712,079	$(12,688)	$1,665,333

Balance at September 30, 2017	$3,323	$1,722,672	$(735,530)	$(53,084)	$760,070	$(7,492)	$1,689,959
Net income	—	—	—	—	19,613	—	19,613
Other comprehensive income, net of tax	—	—	—	—	42	5,498	5,540
ESOP shares allocated or committed to be released	—	567	—	1,083	—	—	1,650
Compensation costs for stock-based plans	—	878	—	—	—	—	878
Purchase of treasury stock (492,000 shares)	—	—	(7,542)	—	—	—	(7,542)
Treasury stock allocated to restricted stock plan	—	(3,050)	2,038	—	—	—	(1,012)
Dividends paid to common shareholders ($0.17 per common share)	—	—	—	—	(8,408)	—	(8,408)
Balance at December 31, 2017	$3,323	$1,721,067	$(741,034)	$(52,001)	$771,317	$(1,994)	$1,700,678
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (in thousands)

	For the Three Months Ended
	December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,613	$19,610
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	2,528	3,071
Depreciation and amortization	5,394	5,787
Deferred income taxes	4,785	13
Provision (credit) for loan losses	(3,000)	—
Net gain on the sale of loans	(478)	(883)
Other net losses	69	224
Principal repayments on and proceeds from sales of loans held for sale	3,654	4,805
Loans originated for sale	(4,523)	(8,438)
Increase in bank owned life insurance contracts	(1,543)	(1,607)
Cash collateral received from derivative counterparties	16,850	17,702
Net decrease in interest receivable and other assets	4,092	6,302
Net increase in accrued expenses and other liabilities	50,577	50,570
Net cash provided by operating activities	98,018	97,156
CASH FLOWS FROM INVESTING ACTIVITIES:
Loans originated	(780,652)	(866,302)
Principal repayments on loans	603,929	618,202
Proceeds from principal repayments and maturities of:
Securities available for sale	35,452	46,226
Proceeds from sale of:
Loans	26,268	67,467
Real estate owned	2,547	2,376
Purchases of:
FHLB stock	(2,121)	(5,956)
Securities available for sale	(42,786)	(63,472)
Premises and equipment	(3,802)	(365)
Other	(11)	27
Net cash used in investing activities	(161,176)	(201,797)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	55,726	(95,379)
Net decrease in borrowers' advances for insurance and taxes	(5,048)	(5,645)
Net decrease in principal and interest owed on loans serviced	(2,859)	(3,440)
Net increase in short-term borrowed funds	165,337	349,175
Proceeds from long-term borrowed funds	88	—
Repayment of long-term borrowed funds	(77,947)	(18,603)
Purchase of treasury shares	(7,372)	(17,670)
Acquisition of treasury shares through net settlement of stock benefit plans compensation	(1,012)	(2,193)
Dividends paid to common shareholders	(8,408)	(6,432)
Net cash provided by financing activities	118,505	199,813
NET INCREASE IN CASH AND CASH EQUIVALENTS	55,347	95,172
CASH AND CASH EQUIVALENTS—Beginning of period	268,218	231,239
CASH AND CASH EQUIVALENTS—End of period	$323,565	$326,411
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest on deposits	$22,268	$22,078
Cash paid for interest on borrowed funds	12,726	6,499
Cash paid for income taxes	287	218
SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to real estate owned	1,293	1,403
Transfer of loans from held for investment to held for sale	26,141	66,968
Treasury stock issued for stock benefit plans	3,050	749
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands unless otherwise indicated)

1.	BASIS OF PRESENTATION
TFS Financial Corporation, a federally chartered stock holding company, conducts its principal activities through its wholly owned subsidiaries. The principal line of business of the Company is retail consumer banking, including mortgage lending, deposit gathering, and, to a much lesser extent, other financial services. As of December 31, 2017, approximately 81% of the Company’s outstanding shares were owned by a federally chartered mutual holding company, Third Federal Savings and Loan Association of Cleveland, MHC. The thrift subsidiary of TFS Financial Corporation is Third Federal Savings and Loan Association of Cleveland.
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
The unaudited interim consolidated financial statements were prepared without an audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial condition of the Company at December 31, 2017, and its results of operations and cash flows for the periods presented. Such adjustments are the only adjustments reflected in the unaudited interim financial statements. In accordance with SEC Regulation S-X for interim financial information, these statements do not include certain information and footnote disclosures required for complete audited financial statements. The Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017 contains audited consolidated financial statements and related notes, which should be read in conjunction with the accompanying interim consolidated financial statements. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2018 or for any other period.

2.	EARNINGS PER SHARE
Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. For purposes of computing earnings per share amounts, outstanding shares include shares held by the public, shares held by the ESOP that have been allocated to participants or committed to be released for allocation to participants, the 227,119,132 shares held by Third Federal Savings, MHC, and, for purposes of computing dilutive earnings per share, stock options and restricted stock units with a dilutive impact. Unvested shares awarded pursuant to the Company's restricted stock plans are treated as participating securities in the computation of EPS pursuant to the two-class method as they contain nonforfeitable rights to dividends. The two-class method is an earnings allocation that determines EPS for each class of common stock and participating security. At December 31, 2017 and 2016, respectively, the ESOP held 5,200,076 and 5,633,416 shares, respectively, that were neither allocated to participants nor committed to be released to participants.

The following is a summary of the Company's earnings per share calculations.

	For the Three Months Ended December 31,
	2017			2016
	Income	Shares	Per share amount	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$19,613			$19,610
Less: income allocated to restricted stock units	244			204
Basic earnings per share:
Income available to common shareholders	$19,369	275,816,329	$0.07	$19,406	277,925,724	$0.07
Diluted earnings per share:
Effect of dilutive potential common shares		1,807,962			2,346,731
Income available to common shareholders	$19,369	277,624,291	$0.07	$19,406	280,272,455	$0.07
The following is a summary of outstanding stock options and restricted stock units that are excluded from the computation of diluted earnings per share because their inclusion would be anti-dilutive.

	For the Three Months Ended December 31,
	2017	2016
Options to purchase shares	1,104,640	686,700
Restricted stock units	—	67,000

3.	INVESTMENT SECURITIES
Investments available for sale are summarized as follows:

	December 31, 2017
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
REMICs	$539,703	$15	$(9,439)	$530,279
Fannie Mae certificates	8,384	373	(45)	8,712
Total	$548,087	$388	$(9,484)	$538,991

	September 30, 2017
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
REMICs	$533,427	$52	$(4,943)	$528,536
Fannie Mae certificates	8,537	419	(13)	8,943
Total	$541,964	$471	$(4,956)	$537,479

Gross unrealized losses on available for sale securities and the estimated fair value of the related securities, aggregated by the length of time the securities have been in a continuous loss position, at December 31, 2017 and September 30, 2017, were as follows:

	December 31, 2017
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$214,771	$2,929	$307,337	$6,510	$522,108	$9,439
Fannie Mae certificates	4,537	45	—	—	4,537	45
Total	$219,308	$2,974	$307,337	$6,510	$526,645	$9,484

	September 30, 2017
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$246,113	$1,508	$260,837	$3,435	$506,950	$4,943
Fannie Mae certificates	4,601	13	—	—	4,601	13
Total	$250,714	$1,521	$260,837	$3,435	$511,551	$4,956

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

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES
Loans held for investment consist of the following:

	December 31, 2017	September 30, 2017
Real estate loans:
Residential Core	$10,824,767	$10,746,204
Residential Home Today	105,020	108,964
Home equity loans and lines of credit	1,625,730	1,552,315
Construction	58,837	60,956
Real estate loans	12,614,354	12,468,439
Other consumer loans	2,886	3,050
Add (deduct):
Deferred loan expenses, net	33,251	30,865
Loans in process ("LIP")	(35,160)	(34,100)
Allowance for loan losses	(45,929)	(48,948)
Loans held for investment, net	$12,569,402	$12,419,306

At December 31, 2017 and September 30, 2017, respectively, $1,259 and $351 of loans were classified as mortgage loans held for sale.
A large concentration of the Company’s lending is in Ohio and Florida. As of December 31, 2017 and September 30, 2017, the percentage of aggregate Residential Core, Home Today and Construction loans held in Ohio was 57% as of both dates and the percentage held in Florida was 16% as of both dates. As of December 31, 2017 and September 30, 2017, home equity loans and lines of credit were concentrated in Ohio (38% and 39%), Florida (22% as of both dates ), and California (13% as of both dates).
Home Today was an affordable housing program targeted to benefit low- and moderate-income home buyers and most loans under the program were originated prior to 2009. No new loans were originated under the Home Today program after September 30, 2016. Through this program the Association provided the majority of loans to borrowers who would not otherwise qualify for the Association’s loan products, generally because of low credit scores. Although the credit profiles of borrowers in the Home Today program might be described as sub-prime, Home Today loans generally contained the same features as loans offered to our Residential Core borrowers. Borrowers with a Home Today loan completed financial management education and counseling and were referred to the Association by a sponsoring organization with which the Association partnered as part of the program. Because the Association applied less stringent underwriting and credit standards to the majority of Home Today loans, loans originated under the program have greater credit risk than its traditional residential real estate mortgage loans in the Residential Core portfolio. As of December 31, 2017 and September 30, 2017, the principal balance of Home Today loans originated prior to March 27, 2009 was $101,510 and $105,485, respectively. Since loans are no longer originated under the Home Today program, the Home Today portfolio will continue to decline in balance due to contractual amortization. To supplant the Home Today product and to continue to meet the credit needs of customers and the communities served, during fiscal 2016 the Association began to offer Fannie Mae eligible, Home Ready loans. These loans are originated in accordance with Fannie Mae's underwriting standards. While the Association retains the servicing to these loans, the loans, along with the credit risk associated therewith, are securitized/sold to Fannie Mae. The Association does not offer, and has not offered, loan products frequently considered to be designed to target sub-prime borrowers containing features such as higher fees or higher rates, negative amortization, a loan-to-value ratio greater than 100%, or pay option adjustable-rate mortgages.
An age analysis of the recorded investment in loan receivables that are past due at December 31, 2017 and September 30, 2017 is summarized in the following tables. When a loan is more than one month past due on its scheduled payments, the loan is considered 30 days or more past due. Balances are adjusted for deferred loan fees or expenses and any applicable loans-in-process.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
December 31, 2017
Real estate loans:
Residential Core	$11,919	$6,625	$11,966	$30,510	$10,808,728	$10,839,238
Residential Home Today	2,971	1,981	6,635	11,587	92,229	103,816
Home equity loans and lines of credit	5,043	4,394	7,008	16,445	1,629,406	1,645,851
Construction	—	294	—	294	23,246	23,540
Total real estate loans	19,933	13,294	25,609	58,836	12,553,609	12,612,445
Other consumer loans	—	—	—	—	2,886	2,886
Total	$19,933	$13,294	$25,609	$58,836	$12,556,495	$12,615,331

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
September 30, 2017
Real estate loans:
Residential Core	$6,077	$2,593	$11,975	$20,645	$10,740,398	$10,761,043
Residential Home Today	4,067	1,496	6,851	12,414	95,269	107,683
Home equity loans and lines of credit	4,418	1,952	5,408	11,778	1,558,273	1,570,051
Construction	—	—	—	—	26,427	26,427
Total real estate loans	14,562	6,041	24,234	44,837	12,420,367	12,465,204
Other consumer loans	—	—	—	—	3,050	3,050
Total	$14,562	$6,041	$24,234	$44,837	$12,423,417	$12,468,254
At December 31, 2017 and September 30, 2017, real estate loans include $13,831 and $14,736, respectively, of loans that were in the process of foreclosure.
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
The recorded investment of loans in non-accrual status is summarized in the following table. Balances are adjusted for deferred loan fees or expenses.

	December 31, 2017	September 30, 2017
Real estate loans:
Residential Core	$42,343	$43,797
Residential Home Today	16,773	18,109
Home equity loans and lines of credit	19,491	17,185
Total non-accrual loans	$78,607	$79,091
At December 31, 2017 and September 30, 2017, respectively, the recorded investment in non-accrual loans includes $52,998 and $54,858, which are performing according to the terms of their agreement, of which $32,637 and $34,142 are loans in Chapter 7 bankruptcy status primarily where all borrowers have filed, and have not reaffirmed or been dismissed.
Interest on loans in accrual status, including certain loans individually reviewed for impairment, is recognized in interest income as it accrues, on a daily basis. Accrued interest on loans in non-accrual status is reversed by a charge to interest income and income is subsequently recognized only to the extent cash payments are received. Cash payments on loans in non-accrual status are first applied to the oldest scheduled, unpaid payment. Cash payments on loans with a partial charge-off are applied fully to principal, then to recovery of the charged off amount prior to interest income being recognized. A non-accrual loan is generally returned to accrual status when contractual payments are less than 90 days past due. However, a loan may remain in non-accrual status when collectability is uncertain, such as a TDR that has not met minimum payment requirements, a loan with a partial charge-off, an equity loan or line of credit with a delinquent first mortgage greater than 90 days past due, or a loan in Chapter 7 bankruptcy status where all borrowers have filed, and have not reaffirmed or been dismissed. The number of days past due is determined by the number of scheduled payments that remain unpaid, assuming a period of 30 days between each scheduled payment.

The recorded investment in loan receivables at December 31, 2017 and September 30, 2017 is summarized in the following table. The table provides details of the recorded balances according to the method of evaluation used for determining the allowance for loan losses, distinguishing between determinations made by evaluating individual loans and determinations made by evaluating groups of loans not individually evaluated. Balances of recorded investments are adjusted for deferred loan fees or expenses and any applicable loans-in-process.

	December 31, 2017			September 30, 2017
	Individually	Collectively	Total	Individually	Collectively	Total
Real estate loans:
Residential Core	$92,867	$10,746,371	$10,839,238	$94,747	$10,666,296	$10,761,043
Residential Home Today	44,956	58,860	103,816	46,641	61,042	107,683
Home equity loans and lines of credit	39,803	1,606,048	1,645,851	39,172	1,530,879	1,570,051
Construction	—	23,540	23,540	—	26,427	26,427
Total real estate loans	177,626	12,434,819	12,612,445	180,560	12,284,644	12,465,204
Other consumer loans	—	2,886	2,886	—	3,050	3,050
Total	$177,626	$12,437,705	$12,615,331	$180,560	$12,287,694	$12,468,254
An analysis of the allowance for loan losses at December 31, 2017 and September 30, 2017 is summarized in the following table. The analysis provides details of the allowance for loan losses according to the method of evaluation, distinguishing between allowances for loan losses determined by evaluating individual loans and allowances for loan losses determined by evaluating groups of loans collectively.

	December 31, 2017			September 30, 2017
	Individually	Collectively	Total	Individually	Collectively	Total
Real estate loans:
Residential Core	$7,421	$6,125	$13,546	$7,336	$6,850	$14,186
Residential Home Today	2,326	1,808	4,134	2,250	2,258	4,508
Home equity loans and lines of credit	1,674	26,571	28,245	1,475	28,774	30,249
Construction	—	4	4	—	5	5
Total	$11,421	$34,508	$45,929	$11,061	$37,887	$48,948
At December 31, 2017 and September 30, 2017, individually evaluated loans that required an allowance were comprised only of loans evaluated for impairment based on the present value of cash flows, such as performing TDRs, and loans with a further deterioration in the fair value of collateral not yet identified as uncollectible. All other individually evaluated loans received a charge-off, if applicable.
Because many variables are considered in determining the appropriate level of general valuation allowances, directional changes in individual considerations do not always align with the directional change in the balance of a particular component of the general valuation allowance. At December 31, 2017 and September 30, 2017, respectively, allowances on individually reviewed loans evaluated for impairment based on the present value of cash flows, such as performing TDRs, were $11,318 and $11,061; and allowances on loans with further deteriorations in the fair value of collateral not yet identified as uncollectible were $103 and $0.
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
As described earlier in this footnote, Home Today loans have greater credit risk than traditional residential real estate mortgage loans. At December 31, 2017 and September 30, 2017, respectively, approximately 21% and 22% of Home Today loans include private mortgage insurance coverage. The majority of the coverage on these loans was provided by PMI Mortgage Insurance Co., which was seized by the Arizona Department of Insurance in 2011 and currently pays all claim payments at 71.5%. Appropriate adjustments have been made to the Association’s affected valuation allowances and charge-offs, and estimated loss severity factors were adjusted accordingly for loans evaluated collectively. The amount of loans in the

Association's total owned residential portfolio covered by mortgage insurance provided by PMIC as of December 31, 2017 and September 30, 2017, respectively, was $55,099 and $61,470, of which $50,708 and $56,511 was current. The amount of loans in the Association's total owned residential portfolio covered by mortgage insurance provided by Mortgage Guaranty Insurance Corporation as of December 31, 2017 and September 30, 2017, respectively, was $26,375 and $28,946 of which $26,194 and $28,870 was current. As of December 31, 2017, MGIC's long-term debt rating, as published by the major credit rating agencies, did not meet the requirements to qualify as "high credit quality"; however, MGIC continues to make claims payments in accordance with its contractual obligations and the Association has not increased its estimated loss severity factors related to MGIC's claim paying ability. No other loans were covered by mortgage insurers that were deferring claim payments or which were assessed as being non-investment grade.
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

The recorded investment and the unpaid principal balance of impaired loans, including those reported as TDRs, as of December 31, 2017 and September 30, 2017 are summarized as follows. Balances of recorded investments are adjusted for deferred loan fees or expenses.

	December 31, 2017			September 30, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related IVA recorded:
Residential Core	$46,876	$64,356	$—	$47,507	$65,132	$—
Residential Home Today	17,440	39,097	—	18,780	41,064	—
Home equity loans and lines of credit	18,817	25,921	—	18,793	25,991	—
Total	$83,133	$129,374	$—	$85,080	$132,187	$—
With an IVA recorded:
Residential Core	$45,991	$46,470	$7,421	$47,240	$47,747	$7,336
Residential Home Today	27,516	27,848	2,326	27,861	28,210	2,250
Home equity loans and lines of credit	20,986	20,996	1,674	20,379	20,389	1,475
Total	$94,493	$95,314	$11,421	$95,480	$96,346	$11,061
Total impaired loans:
Residential Core	$92,867	$110,826	$7,421	$94,747	$112,879	$7,336
Residential Home Today	44,956	66,945	2,326	46,641	69,274	2,250
Home equity loans and lines of credit	39,803	46,917	1,674	39,172	46,380	1,475
Total	$177,626	$224,688	$11,421	$180,560	$228,533	$11,061
At December 31, 2017 and September 30, 2017, respectively, the recorded investment in impaired loans includes $158,256 and $162,020 of loans restructured in TDRs of which $11,824 and $11,884 were 90 days or more past due.

The average recorded investment in impaired loans and the amount of interest income recognized during the period that the loans were impaired are summarized below.

	For the Three Months Ended December 31,
	2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related IVA recorded:
Residential Core	$47,192	$386	$52,600	$311
Residential Home Today	18,110	116	19,927	107
Home equity loans and lines of credit	18,805	74	20,214	67
Construction	—	—	—	—
Total	$84,107	$576	$92,741	$485
With an IVA recorded:
Residential Core	$46,616	$420	$53,145	$510
Residential Home Today	27,689	336	30,810	377
Home equity loans and lines of credit	20,683	131	16,087	478
Construction	—	—	—	—
Total	$94,988	$887	$100,042	$1,365
Total impaired loans:
Residential Core	$93,808	$806	$105,745	$821
Residential Home Today	45,799	452	50,737	484
Home equity loans and lines of credit	39,488	205	36,301	545
Construction	—	—	—	—
Total	$179,095	$1,463	$192,783	$1,850

Interest on loans in non-accrual status is recognized on a cash basis. The amount of interest income on impaired loans recognized using a cash basis method was $413 for the three months ended December 31, 2017 and $356 for the three months ended December 31, 2016. Cash payments on loans with a partial charge-off are applied fully to principal, then to recovery of the charged off amount prior to interest income being recognized. Interest income on the remaining impaired loans is recognized on an accrual basis.
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
The following is a summary of any charge-off policy that was changed or first implemented during the current and previous four fiscal years, the effective date and the portfolios to which the policy applies.

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
Loans restructured in TDRs that are not evaluated based on collateral are separately evaluated for impairment on a loan by loan basis at the time of restructuring and at each subsequent reporting date for as long as they are reported as TDRs. The impairment evaluation is based on the present value of expected future cash flows discounted at the effective interest rate of the original loan. Expected future cash flows include a discount factor representing a potential for default. Valuation allowances are recorded for the excess of the recorded investments over the result of the cash flow analysis. Loans discharged in Chapter 7 bankruptcy are reported as TDRs and also evaluated based on the present value of expected future cash flows unless evaluated based on collateral. We evaluate these loans using the expected future cash flows because we expect the borrower, not liquidation of the collateral, to be the source of repayment for the loan. Other consumer loans are not considered for restructuring. A loan restructured in a TDR is classified as an impaired loan for a minimum of one year. After one year, that loan may be reclassified out of the balance of impaired loans if the loan was restructured to yield a market rate for loans of similar credit risk at the time of restructuring and the loan is not impaired based on the terms of the restructuring agreement. No loans whose terms were restructured in TDRs were reclassified from impaired loans during the three months ended December 31, 2017 and December 31, 2016.
The recorded investment in TDRs by type of concession as of December 31, 2017 and September 30, 2017 is shown in the tables below.

December 31, 2017	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Restructurings	Bankruptcy	Total
Residential Core	$11,029	$398	$9,342	$19,453	$20,218	$22,727	$83,167
Residential Home Today	4,796	—	5,092	10,331	18,420	4,257	42,896
Home equity loans and lines of credit	103	5,889	1,171	15,530	1,624	7,876	32,193
Total	$15,928	$6,287	$15,605	$45,314	$40,262	$34,860	$158,256

September 30, 2017	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Restructurings	Bankruptcy	Total
Residential Core	$12,485	$521	$8,176	$21,278	$20,459	$23,670	$86,589
Residential Home Today	5,441	—	4,811	10,538	18,877	4,337	44,004
Home equity loans and lines of credit	106	6,033	373	14,661	1,471	8,783	31,427
Total	$18,032	$6,554	$13,360	$46,477	$40,807	$36,790	$162,020
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
For all loans restructured during the three months ended December 31, 2017 and December 31, 2016 (set forth in the tables below), the pre-restructured outstanding recorded investment was not materially different from the post-restructured outstanding recorded investment.

The following tables set forth the recorded investment in TDRs restructured during the periods presented, according to the types of concessions granted.

	For the Three Months Ended December 31, 2017
	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Restructurings	Bankruptcy	Total
Residential Core	$164	$—	$615	$556	$1,196	$663	$3,194
Residential Home Today	—	—	159	93	835	241	1,328
Home equity loans and lines of credit	—	243	—	1,673	191	90	2,197
Total	$164	$243	$774	$2,322	$2,222	$994	$6,719

	For the Three Months Ended December 31, 2016
	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Restructurings	Bankruptcy	Total
Residential Core	$—	$—	$218	$479	$835	$347	$1,879
Residential Home Today	69	—	73	236	431	262	1,071
Home equity loans and lines of credit	—	135	—	2,180	190	330	2,835
Total	$69	$135	$291	$2,895	$1,456	$939	$5,785

Below summarizes the information on TDRs restructured within the previous 12 months of the period presented for which there was a subsequent payment default, at least 30 days past due on one scheduled payment, during the period presented.

	For the Three Months Ended December 31,
	2017		2016
TDRs Within the Previous 12 Months That Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Residential Core	16	$977	24	$1,528
Residential Home Today	18	879	23	895
Home equity loans and lines of credit	11	461	26	947
Total	45	$2,317	73	$3,370

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

	Pass	Special Mention	Substandard	Loss	Total
December 31, 2017
Real estate loans:
Residential Core	$10,789,812	$—	$49,426	$—	$10,839,238
Residential Home Today	85,253	—	18,563	—	103,816
Home equity loans and lines of credit	1,616,671	7,112	22,068	—	1,645,851
Construction	23,540	—	—	—	23,540
Total	$12,515,276	$7,112	$90,057	$—	$12,612,445

	Pass	Special Mention	Substandard	Loss	Total
September 30, 2017
Real estate loans:
Residential Core	$10,709,739	$—	$51,304	$—	$10,761,043
Residential Home Today	88,247	—	19,436	—	107,683
Home equity loans and lines of credit	1,545,658	3,837	20,556	—	1,570,051
Construction	26,427	—	—	—	26,427
Total	$12,370,071	$3,837	$91,296	$—	$12,465,204
At December 31, 2017 and September 30, 2017, respectively, the recorded investment of impaired loans includes $94,793 and $94,104 of TDRs that are individually evaluated for impairment, but have adequately performed under the terms of the restructuring and are classified as Pass loans. At December 31, 2017 and September 30, 2017, respectively, there were $7,224 and $4,840 of loans classified Substandard and $7,112 and $3,837 of loans designated Special Mention that are not included in the recorded investment of impaired loans; rather, they are included in loans collectively evaluated for impairment.
Other consumer loans are internally assigned a grade of nonperforming when they become 90 days or more past due. At December 31, 2017 and September 30, 2017, no consumer loans were graded as nonperforming.

Activity in the allowance for loan losses is summarized as follows:

	For the Three Months Ended December 31, 2017
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$14,186	$(841)	$(392)	$593	$13,546
Residential Home Today	4,508	(101)	(675)	402	4,134
Home equity loans and lines of credit	30,249	(2,057)	(1,536)	1,589	28,245
Construction	5	(1)	—	—	4
Total	$48,948	$(3,000)	$(2,603)	$2,584	$45,929

	For the Three Months Ended December 31, 2016
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$15,068	$230	$(1,172)	$681	$14,807
Residential Home Today	7,416	(950)	(802)	291	5,955
Home equity loans and lines of credit	39,304	722	(2,049)	1,703	39,680
Construction	7	(2)	—	—	5
Total	$61,795	$—	$(4,023)	$2,675	$60,447

5.	DEPOSITS
Deposit account balances are summarized as follows:

	December 31, 2017	September 30, 2017
Checking accounts	$990,617	$987,001
Savings accounts	1,436,154	1,473,415
Certificates of deposit	5,777,880	5,689,236
	8,204,651	8,149,652
Accrued interest	2,700	1,973
Total deposits	$8,207,351	$8,151,625
Brokered certificates of deposit (exclusive of acquisition costs and subsequent amortization), which are used as a cost effective funding alternative, totaled $664,755 at December 31, 2017 and $620,705 at September 30, 2017. The FDIC places restrictions on banks with regard to issuing brokered deposits based on the bank's capital classification. As a well-capitalized institution at December 31, 2017 and September 30, 2017, the Association may accept brokered deposits without FDIC restrictions.
6.    BORROWED FUNDS
Federal Home Loan Bank borrowings at December 31, 2017 are summarized in the table below. The amount and weighted average rates of certain FHLB Advances maturing in years 2018 through 2021 reflect the net impact of deferred penalties discussed below:

	Amount	Weighted Average Rate
Maturing in:
2018	$3,069,479	1.45%
2019	429,772	1.81%
2020	219,603	1.81%
2021	1,272	1.48%
2022	3,841	0.92%
thereafter	30,785	1.67%
Total FHLB Advances	3,754,752	1.51%
Accrued interest	4,103
Total	$3,758,855
Through the use of interest rate swaps discussed in Note 13. Derivative Instruments, $1,575,000 of FHLB advances included in the table above as maturing in 2018, have effective maturities, assuming no early terminations of the swap contracts, as shown below:

	Amount	Swap Adjusted Weighted Average Rate
Effective maturity:
2020	$50,000	1.23%
2021	525,000	1.19%
2022	900,000	1.90%
2023	100,000	2.00%
Total FHLB Advances under swap contracts	$1,575,000	1.65%
During fiscal year 2016, $150,000 fixed-rate FHLB advances with remaining terms of approximately four years were prepaid and replaced with new four- and five-year interest rate swap arrangements. The deferred repayment penalties of $2,408 related to the $150,000 of restructuring are being recognized in interest expense over the remaining term of the swap contracts.

7.    OTHER COMPREHENSIVE INCOME (LOSS)

The change in accumulated other comprehensive income (loss) by component is as follows:

	For the Three Months Ended				For the Three Months Ended
	December 31, 2017				December 31, 2016
	Unrealized Gains (Losses) on Securities Available for Sale	Cash flow hedges	Defined Benefit Plan	Total	Unrealized Gains (Losses) on Securities Available for Sale	Cash flow hedges	Defined Benefit Plan	Total
Balance at beginning of period	$(2,915)	$10,249	$(14,826)	$(7,492)	$416	$(1,371)	$(18,671)	$(19,626)
Other comprehensive income (loss) before reclassifications, net of tax (expense) benefit of $(3,809) and $(3,337)	(4,270)	11,790	(3,134)	4,386	(6,027)	12,224	—	6,197
Amounts reclassified from accumulated other comprehensive income (loss), net of tax benefit of $361 and $399	—	795	317	1,112	—	396	345	741
Other comprehensive income (loss)	(4,270)	12,585	(2,817)	5,498	(6,027)	12,620	345	6,938
Balance at end of period	$(7,185)	$22,834	$(17,643)	$(1,994)	$(5,611)	$11,249	$(18,326)	$(12,688)

The following table presents the reclassification adjustment out of accumulated other comprehensive income included in net income and the corresponding line item on the consolidated statements of income for the periods indicated:

	Amounts Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income Components	For the Three Months Ended December 31,		Line Item in the Statement of Income
	2017	2016
Cash flow hedges:
Interest expense, effective portion	$1,053	$609	Interest expense
Net income tax effect	(258)	(213)	Income tax expense
Net of income tax benefit	795	396

Amortization of pension plan:
Actuarial loss	420	531	(a)
Net income tax effect	(103)	(186)	Income tax expense
Net of income tax benefit	317	345
Total reclassifications for the period	$1,112	$741

(a) This item is included in the computation of net periodic pension cost. See Note 9. Defined Benefit Plan for additional disclosure.
8.    INCOME TAXES
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and in various state and city jurisdictions. The Company is no longer subject to income tax examinations in its major jurisdictions for tax years prior to 2014. The State of Ohio Department of Taxation will be conducting an audit of the Association’s Financial Institutions Tax Returns based on calendar year filings for 2014, 2015, and 2016. The audit is scheduled to commence in January 2018.

The Company recognizes interest and penalties on income tax assessments or income tax refunds, where applicable, in the financial statements as a component of its provision for income taxes.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Act”). Among its numerous changes to the Internal Revenue Code, the Act reduces the federal corporate tax rate to 21% from 35% effective January 1, 2018. Under Section 15 of the Internal Revenue Code, the Company is required to apply a blended federal tax rate for the period that includes the enactment date. The blended rate for the annual period is based on the applicable tax rates before and after the change and the number of days in the year. The Company's blended statutory federal rate for the fiscal year ending September 30, 2018 is 24.53%.
As a result of the rate reduction, the Company revalued its net deferred tax assets as of December 22, 2017, resulting in a reduction in the value of its net deferred tax asset and the recording of approximately $4,644 of additional income tax expense in the Company's Consolidated Statements of Income for the three months ended December 31, 2017. The Company’s revaluation of its deferred tax assets is subject to further clarification of the Act and refinement to its estimates in future periods. In accordance with SEC Staff Accounting Bulletin 118 (“SAB 118”), future adjustments will be recorded as discrete items to income tax expense in the period in which those adjustments become estimable and finalized.
The Company’s effective income tax rate was 38.8% and 30.8% for the three months ended December 31, 2017 and December 31, 2016, respectively. The increase in the effective tax rate for the three months ended December 31, 2017 compared to the same period during fiscal 2016 is primarily due to the impact of the Act as discussed above.
The Company makes certain investments in limited partnerships which invest in affordable housing projects that qualify for the Low Income Housing Tax Credit. The Company acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnership. The Company accounts for its interests in LIHTCs using the proportional amortization method. The impact of the Company's investments in tax credit entities on the provision for income taxes was not material during the three months ended December 31, 2017 and December 31, 2016.
9.    DEFINED BENEFIT PLAN
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
The components of net periodic cost recognized in the Consolidated Statements of Income are as follows:

	Three Months Ended
	December 31,
	2017	2016
Interest cost	$774	$767
Expected return on plan assets	(1,036)	(1,033)
Amortization of net loss	420	531
Net periodic cost	$158	$265
There were no required minimum employer contributions during the three months ended December 31, 2017. No minimum employer contributions are expected during the remainder of the fiscal year.
10.    EQUITY INCENTIVE PLAN
In December 2017, 25,200 restricted stock units were granted to certain directors of the Company. The awards were made pursuant to the shareholder-approved 2008 Equity Incentive Plan.

During the three months ended December 31, 2017 and 2016, the Company recorded $878 and $1,060, respectively, of stock-based compensation expense, comprised of stock option expense of $313 and $457, respectively, and restricted stock units expense of $565 and $603, respectively.
At December 31, 2017, 4,512,132 shares were subject to options, with a weighted average exercise price of $13.27 per share and a weighted average grant date fair value of $2.97 per share. Expected future expense related to the 586,555 non-vested options outstanding as of December 31, 2017 is $1,275 over a weighted average period of 2.0 years. At December 31, 2017, 341,099 restricted stock units, with a weighted average grant date fair value of $13.42 per unit, are unvested. Expected future compensation expense relating to the 927,182 restricted stock units outstanding as of December 31, 2017 is $1,175 over a weighted average period of 1.8 years. Each unit is equivalent to one share of common stock.
11.    COMMITMENTS AND CONTINGENT LIABILITIES
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
At December 31, 2017, the Company had commitments to originate loans as follows:

Fixed-rate mortgage loans	$169,113
Adjustable-rate mortgage loans	191,018
Equity loans and lines of credit	156,609
Total	$516,740
At December 31, 2017, the Company had unfunded commitments outstanding as follows:

Equity lines of credit	$1,543,524
Construction loans	35,160
Limited partner investments	11,541
Total	$1,590,225
At December 31, 2017, the unfunded commitment on home equity lines of credit, including commitments for accounts suspended as a result of material default or a decline in equity, is $1,609,694.
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

12.    FAIR VALUE
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
As permitted under the fair value guidance in U.S. GAAP, the Company elects to measure at fair value mortgage loans classified as held for sale that are subject to pending agency contracts to securitize and sell loans. This election is expected to reduce volatility in earnings related to market fluctuations between the contract trade and settlement dates. At December 31, 2017 and September 30, 2017, there were no loans held for sale subject to pending agency contracts for which the fair value option was elected.
Presented below is a discussion of the methods and significant assumptions used by the Company to estimate fair value.
Investment Securities Available for Sale—Investment securities available for sale are recorded at fair value on a recurring basis. At December 31, 2017 and September 30, 2017, respectively, this includes $538,991 and $537,479 of investments in highly liquid collateralized mortgage obligations issued by Fannie Mae, Freddie Mac and Ginnie Mae. Both are measured using the market approach. The fair values of collateralized mortgage obligations represent unadjusted price estimates obtained from third party independent nationally recognized pricing services using pricing models or quoted prices of securities with similar characteristics and are included in Level 2 of the hierarchy. Third party pricing is reviewed on a monthly basis for reasonableness based on the market knowledge and experience of company personnel that interact daily with the markets for these types of securities.
Mortgage Loans Held for Sale—The fair value of mortgage loans held for sale is estimated on an aggregate basis using a market approach based on quoted secondary market pricing for loan portfolios with similar characteristics. Loans held for sale are carried at the lower of cost or fair value except, as described above, the Company elects the fair value measurement option for mortgage loans held for sale subject to pending agency contracts to securitize and sell loans. Loans held for sale are included in Level 2 of the hierarchy. At December 31, 2017 and September 30, 2017, there were $1,259 and $351, respectively, of loans held for sale carried at cost.
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
Loans held for investment that have been restructured in TDRs and are performing according to the restructured terms of the loan agreement are individually evaluated for impairment using the present value of future cash flows based on the loan’s effective interest rate, which is not a fair value measurement. At December 31, 2017 and September 30, 2017, respectively, this included $97,061 and $95,480 in recorded investment of TDRs with related allowances for loss of $11,318 and $11,061.

Real Estate Owned—Real estate owned includes real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of the cost basis or fair value less estimated costs to dispose. Fair value is estimated under the market approach using independent third party appraisals. As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions. At December 31, 2017 and September 30, 2017, these adjustments were not significant to reported fair values. At December 31, 2017 and September 30, 2017, respectively, $1,430 and $3,479 of real estate owned is included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis where the cost basis equals or exceeds the estimate of fair values less costs to dispose of these properties. Real estate owned, as reported in the Consolidated Statements of Condition, includes estimated costs to dispose of $162 and $401 related to properties measured at fair value and $1,730 and $2,443 of properties carried at their original or adjusted cost basis at December 31, 2017 and September 30, 2017, respectively.
Derivatives—Derivative instruments include interest rate locks on commitments to originate loans for the held for sale portfolio, forward commitments on contracts to deliver mortgage loans, and interest rate swaps designated as cash flow hedges. Derivatives not designated as cash flow hedges are reported at fair value in other assets or other liabilities on the Consolidated Statement of Condition with changes in value recorded in current earnings. Derivatives qualifying as cash flow hedges, when highly effective, are reported in other assets or other liabilities on the Consolidated Statement of Condition with changes in value recorded in OCI. Should the hedge no longer be considered effective, the ineffective portion of the change in fair value is recorded directly in earnings in the period in which the change occurs. See Note 13. Derivative Instruments for additional details. Fair value of forward commitments is estimated using a market approach based on quoted secondary market pricing for loan portfolios with characteristics similar to loans underlying the derivative contracts. The fair value of interest rate lock commitments is adjusted by a closure rate based on the estimated percentage of commitments that will result in closed loans. The range and weighted average impact of the closure rate is included in quantitative information about significant unobservable inputs later in this note. A significant change in the closure rate may result in a significant change in the ending fair value measurement of these derivatives relative to their total fair value. Because the closure rate is a significantly unobservable assumption, interest rate lock commitments are included in Level 3 of the hierarchy. Forward commitments on contracts to deliver mortgage loans are included in Level 2 of the hierarchy.
Assets and liabilities carried at fair value on a recurring basis in the Consolidated Statements of Condition at December 31, 2017 and September 30, 2017 are summarized below. There were no liabilities carried at fair value on a recurring basis at December 31, 2017.

		Recurring Fair Value Measurements at Reporting Date Using
	December 31, 2017	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available for sale:
REMICs	$530,279	$—	$530,279	$—
Fannie Mae certificates	8,712	—	8,712	—
Derivatives:
Interest rate lock commitments	28	—	—	28
Total	$539,019	$—	$538,991	$28

		Recurring Fair Value Measurements at Reporting Date Using
	September 30, 2017	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available for sale:
REMICs	$528,536	$—	$528,536	$—
Fannie Mae certificates	8,943	—	8,943	—
Derivatives:
Interest rate lock commitments	58	—	—	58
Interest rate swaps	17,001	—	$17,001	—
Total	$554,538	$—	$554,480	$58

Liabilities
Derivatives:
Interest rate swaps	$1,233	$—	$1,233	$—
Total	$1,233	$—	$1,233	$—
The table below presents a reconciliation of the beginning and ending balances and the location within the Consolidated Statements of Income where gains (losses) due to changes in fair value are recognized on interest rate lock commitments which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Three Months Ended December 31,
	2017	2016
Beginning balance	$58	$99
Gain (loss) during the period due to changes in fair value:
Included in other non-interest income	(30)	(52)
Ending balance	$28	$47
Change in unrealized gains for the period included in earnings for assets held at end of the reporting date	$28	$47
Summarized in the tables below are those assets measured at fair value on a nonrecurring basis.

		Nonrecurring Fair Value Measurements at Reporting Date Using
	December 31, 2017	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Impaired loans, net of allowance	$80,462	$—	$—	$80,462
Real estate owned(1)	1,430	—	—	1,430
Total	$81,892	$—	$—	$81,892

(1)	Amounts represent fair value measurements of properties before deducting estimated costs to dispose.

		Nonrecurring Fair Value Measurements at Reporting Date Using
	September 30, 2017	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Impaired loans, net of allowance	$85,080	$—	$—	$85,080
Real estate owned(1)	3,479	—	—	3,479
Total	$88,559	$—	$—	$88,559

(1)	Amounts represent fair value measurements of properties before deducting estimated costs to dispose.
The following provides quantitative information about significant unobservable inputs categorized within Level 3 of the Fair Value Hierarchy.

	Fair Value						Weighted
	12/31/2017	Valuation Technique(s)	Unobservable Input	Range			Average
Impaired loans, net of allowance	$80,462	Market comparables of collateral discounted to estimated net proceeds	Discount appraised value to estimated net proceeds based on historical experience:
			• Residential Properties	0	-	28%	7.5%

Interest rate lock commitments	$28	Quoted Secondary Market pricing	Closure rate	0	-	100%	71.1%

	Fair Value						Weighted
	9/30/2017	Valuation Technique(s)	Unobservable Input	Range			Average
Impaired loans, net of allowance	$85,080	Market comparables of collateral discounted to estimated net proceeds	Discount appraised value to estimated net proceeds based on historical experience:
			• Residential Properties	0	-	28%	7.6%

Interest rate lock commitments	$58	Quoted Secondary Market pricing	Closure rate	0	-	100%	93.0%

The following tables present the estimated fair value of the Company’s financial instruments.

	December 31, 2017
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and due from banks	$34,418	$34,418	$34,418	$—	$—
Interest earning cash equivalents	289,147	289,147	289,147	—	—
Investment securities available for sale	538,991	538,991	—	538,991	—
Mortgage loans held for sale	1,259	1,265	—	1,265	—
Loans, net:
Mortgage loans held for investment	12,566,516	12,844,393	—	—	12,844,393
Other loans	2,886	2,950	—	—	2,950
Federal Home Loan Bank stock	92,111	92,111	N/A	—	—
Accrued interest receivable	35,622	35,622	—	35,622	—
Cash collateral held by counterparty	15,218	15,218	15,218	—	—
Derivatives	28	28	—	—	28
Liabilities:
Checking and passbook accounts	$2,426,771	$2,426,771	$—	$2,426,771	$—
Certificates of deposit	5,780,580	5,600,735	—	5,600,735	—
Borrowed funds	3,758,855	3,758,338	—	3,758,338	—
Borrowers’ advances for insurance and taxes	95,398	95,398	—	95,398	—
Principal, interest and escrow owed on loans serviced	32,907	32,907	—	32,907	—

	September 30, 2017
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and due from banks	$35,243	$35,243	$35,243	$—	$—
Interest earning cash equivalents	232,975	232,975	232,975	—	—
Investment securities available for sale	537,479	537,479	—	537,479	—
Mortgage loans held for sale	351	355	—	355	—
Loans, net:
Mortgage loans held for investment	12,416,256	12,758,951	—	—	12,758,951
Other loans	3,050	3,143	—	—	3,143
Federal Home Loan Bank stock	89,990	89,990	N/A	—	—
Accrued interest receivable	35,479	35,479	—	35,479	—
Cash collateral held by counterparty	2,955	2,955	2,955	—	—
Derivatives	17,059	17,059	—	17,001	58
Liabilities:
Checking and passbook accounts	$2,460,416	$2,460,416	$—	$2,460,416	$—
Certificates of deposit	5,691,209	5,550,162	—	5,550,162	—
Borrowed funds	3,671,377	3,677,256	—	3,677,256	—
Borrowers’ advances for taxes and insurance	100,446	100,446	—	100,446	—
Principal, interest and escrow owed on loans serviced	35,766	35,766	—	35,766	—
Derivatives	1,233	1,233	—	1,233	—

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
13.    DERIVATIVE INSTRUMENTS
The Company enters into interest rate swaps to add stability to interest expense and manage exposure to interest rate movements as part of an overall risk management strategy. For hedges of the Company's borrowing program, interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed payments. These derivatives are used to hedge the forecasted cash outflows associated with the Company's FHLB borrowings. At December 31, 2017 and September 30, 2017, the interest rate swaps used in the Company's asset/liability management strategy have weighted average terms of 4.2 years and 4.1 years and weighted average fixed-rate interest payments of 1.65% and 1.62%, respectively.
Cash flow hedges are assessed for effectiveness using regression analysis. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in OCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Ineffectiveness is generally measured as the amount by which the change in the fair value of the hedging instrument exceeds or is substantially less than the present value of the cumulative change in the hedged item's expected cash flows attributable to the risk being hedged over the same period. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings for the period in which it occurs.
The Company enters into forward commitments for the sale of mortgage loans principally to protect against the risk of adverse interest rate movements on net income. The Company recognizes the fair value of such contracts when the characteristics of those contracts meet the definition of a derivative. These derivatives are not designated in a hedging relationship; therefore, gains and losses are recognized immediately in the statement of income. There were no forward commitments for the sale of mortgage loans at December 31, 2017 or September 30, 2017.

In addition, the Company is party to derivative instruments when it enters into commitments to originate a portion of its loans, which when funded, are classified as held for sale. Such commitments are not designated in a hedging relationship; therefore, gains and losses are recognized immediately in the statement of income.
The following tables provide the locations within the Consolidated Statements of Condition, notional values and fair values, at the reporting dates, for all derivative instruments.

	December 31, 2017		September 30, 2017
	Notional Value	Fair Value	Notional Value	Fair Value
Derivatives designated as hedging instruments
Cash flow hedges: Interest rate swaps (1)
Other Assets	$1,525,000	$—	$1,175,000	$17,001
Other Liabilities	50,000	—	325,000	1,233
Total cash flow hedges: Interest rate swaps	$1,575,000	$—	$1,500,000	$15,768

Derivatives not designated as hedging instruments
Interest rate lock commitments
Other Assets	$2,450	$28	$2,952	$58

(1) At December 31, 2017, variation margin pledged to or received from a Central Counterparty Clearing House to cover the prior day's fair value of open positions is considered settlement of the derivative position for accounting purposes. At September 30, 2017, variation margin was not recognized as settlement.
The following tables present the net gains and losses recorded within the Consolidated Statements of Income and the Consolidated Statements of Comprehensive Income relating to derivative instruments./

		Three Months Ended
	Location of Gain or (Loss)	December 31,
	Recognized in Income	2017	2016
Cash flow hedges
Amount of gain/(loss) recognized, effective portion	Other comprehensive income	$12,083	$16,697
Amount of loss reclassified from AOCI	Interest expense	(1,053)	(609)
Amount of ineffectiveness recognized	Other non-interest income	—	—

Derivatives not designated as hedging instruments
Interest rate lock commitments	Other non-interest income	$(30)	$(52)

The Company estimates that $3,157 of the amounts reported in AOCI will be reclassified to interest expense over the next twelve months.
Derivatives contain an element of credit risk which arises from the possibility that the Company will incur a loss because a counterparty fails to meet its contractual obligations. The Company's exposure is limited to the replacement value of the contracts rather than the notional or principal amounts. Credit risk is minimized through counterparty margin payments transaction limits and monitoring procedures. Swap transactions that are handled by a registered clearing broker are cleared though the broker to a registered clearing organization. The clearing organization establishes daily cash and upfront cash or securities margin requirements to cover potential exposure in the event of default. This process shifts the risk away from the counterparty, since the clearing organization acts as the middleman on each cleared transaction. All of the Company's swap transactions are cleared through a registered clearing broker to a central clearing organization. For derivative transactions cleared through certain clearing parties, variation margin payments are recognized as settlements. At December 31, 2017, the Company's variation margin payments are recognized as settlements, resetting the fair values of interest rate swaps to zero. At September 30, 2017, the Company posted cash collateral of $2,955 related to the initial and daily margin requirements of interest rate swaps. The fair values of derivative instruments are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements.

14.    RECENT ACCOUNTING PRONOUNCEMENTS

Pending as of December 31, 2017
In August 2017, the FASB issued ASU 2017-12 Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This Update is intended to more closely align financial reporting of hedging relationships with risk management activities. This amendment expands hedge accounting for both nonfinancial and financial risk components, modifies the presentation of certain hedging relationships in the financial statements and eases hedge effectiveness testing requirements. The amendments are effective for fiscal years beginning after December 15, 2018. Early adoption is permissible in any interim period after the issuance of this update and is being considered by the Company. The update is not expected to have a material impact on the Company's consolidated financial condition or results of operations.
In May 2017, the FASB issued ASU  2017-09, Compensation-Stock Compensation (Topic 718), Scope of Modification Accounting. This Update clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value (or calculated intrinsic value, if those amounts are being used to measure the award under ASC 718), the vesting conditions, or the classification of the award (as equity or liability) change as a result of the change in terms or conditions. The guidance is effective prospectively for annual periods beginning on or after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted. The Company intends to adopt the guidance on the effective date and does not expect adoption will have a material impact on its consolidated financial condition or results of operations.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in this Update address eight specific cash flow issues with the objective of reducing the existing diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and Other Topics. Current guidance is either unclear or does not include specific guidance on these issues. Additionally, in November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash, which requires restricted cash or restricted cash equivalents be included in beginning-of-period and end-of-period cash totals and changes in this classification be explained separately. The amendments in both these Updates are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and should be applied using a retrospective transition method. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The Company is reviewing the amendments and currently does not expect to early adopt. Adoption of this accounting guidance may affect the presentation in the Company's Consolidated Statements of Cash Flows.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This guidance changes the accounting treatment of leases by requiring lessees to recognize operating leases on the balance sheet as lease assets (a right-to-use asset) and lease liabilities (a liability to make lease payments), measured on a discounted basis and will require both quantitative and qualitative disclosure regarding key information about the leasing arrangements. An accounting policy election to not recognize operating leases with terms of 12 months or less as assets and liabilities is permitted. This guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. A modified retrospective approach is required that includes a number of optional practical expedients to address leases that commenced before the effective date. An implementation team has been created to identify all leases involved, determine which, if any, practical expedients to utilize, and gather data required to comply. All leases have been identified. The Company expects to recognize a right-to-use asset and a lease liability for its operating lease commitments on the Consolidated Statements of Condition and is assessing the impact this new standard will have on its consolidated financial condition and results of operations.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU changes the accounting for certain equity investments, financial liabilities under the fair value option and presentation and disclosure requirements for financial instruments. Equity investments not accounted for under the equity method of accounting will be measured at fair value with changes recognized in net income. If there are no readily determinable fair values, the guidance allows entities to measure investments at cost less impairment, whereby impairment is based on a qualitative assessment. The guidance eliminates the requirement to disclose the methods and significant assumptions used to estimate fair value of financial instruments measured at amortized cost. If an entity has elected the fair value option to measure liabilities, the new accounting guidance requires the portion of the change in fair value of a liability resulting from credit risk to be presented in OCI. This accounting and disclosure guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years on a prospective basis, with a cumulative-effect adjustment to the balance sheet at the beginning of the fiscal year adopted. Early adoption is not permitted. The Company is currently evaluating the impact that this accounting guidance may have on its consolidated financial condition and results of operations.
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
Adopted in quarter ended December 31, 2017
In March 2017, the FASB issued ASU 2017-07 Compensation - Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This Update was issued to improve the presentation of net periodic pension or benefit costs for employers that offer their employees defined benefit pension plans, postretirement benefit plans, or other types of benefits accounted for under Topic 715. The amendments prescribe where the amount of net benefit cost should be presented in an employer’s income statement and require entities to disclose by line item the amount of net benefit cost that is included in the income statement or capitalized in assets. The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted. Retrospective application is required for the change in income statement presentation, while the change in capitalized benefit cost is to be applied prospectively. The Company adopted this guidance October 1, 2017. The impact in the Consolidated Statements of Income for the three months ended December 31, 2017 and 2016 is $158 and $265 respectively, of previously classified Salaries and Employee Benefits now being classified as Other Non-interest Expenses. For fiscal years 2018 and 2017, respectively, approximately $630 and $1,100 of Salaries and Employee Benefits will be reclassified to Other Non-interest Expenses.
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

•	our ability to enter new markets successfully and take advantage of growth opportunities, and the possible short-term dilutive effect of potential acquisitions or de novo branches, if any;

•	changes in consumer spending, borrowing and savings habits;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board or the Public Company Accounting Oversight Board;

•	future adverse developments concerning Fannie Mae or Freddie Mac;

•	changes in monetary and fiscal policy of the U.S. Government, including policies of the U.S. Treasury and the FRS and changes in the level of government support of housing finance;

•	changes in policy and/or assessment rates of taxing authorities that adversely affect us or our customer;

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

•	changes in accounting and tax estimates;

•	the strength or weakness of the real estate markets and of the consumer and commercial credit sectors and its impact on the credit quality of our loans and other assets; and

•	the ability of the U.S. Government to manage federal debt limits.

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
Since being organized in 1938, we grew to become, at the time of our initial public offering of stock in April 2007, the nation’s largest mutually-owned savings and loan association based on total assets. We credit our success to our continued emphasis on our primary values: “Love, Trust, Respect, and a Commitment to Excellence, along with Having Fun.” Our values are reflected in the design and pricing of our loan and deposit products, as described below. Our values are further reflected in a long-term revitalization program encompassing the three-mile corridor of the Broadway-Slavic Village neighborhood in Cleveland, Ohio where our main office is located and the educational programs we have established and/or supported are located. We intend to continue to adhere to our primary values and to support our customers and the communities in which we operate.
Management believes that the following matters are those most critical to our success: (1) controlling our interest rate risk exposure; (2) monitoring and limiting our credit risk; (3) maintaining access to adequate liquidity and diverse funding sources; and (4) monitoring and controlling our operating expenses.
Controlling Our Interest Rate Risk Exposure. Although the significant housing and credit quality issues that arose in connection with the 2008 financial crisis had a distinctly negative effect on our operating results and, as described below, that experience enhanced our risk awareness, historically our greatest risk has been our exposure to changes in interest rates. When we hold longer-term, fixed-rate assets, funded by liabilities with shorter re-pricing characteristics, we are exposed to potentially adverse impacts from changing interest rates, and most notably rising interest rates. Generally, and particularly over extended periods of time that encompass full economic cycles, interest rates associated with longer-term assets, like fixed-rate mortgages, have been higher than interest rates associated with shorter-term funding sources, like deposits. This difference has been an important component of our net interest income and is fundamental to our operations. We manage the risk of holding longer-term, fixed-rate mortgage assets primarily by maintaining the levels of regulatory capital in excess of those required to be well capitalized, by promoting adjustable-rate loans and shorter-term, fixed-rate loans, and by opportunistically extending the duration of our funding sources.
Levels of Regulatory Capital
At December 31, 2017, the Company’s Tier 1 (leverage) capital totaled $1.68 billion, or 12.26% of net average assets and 22.69% of risk-weighted assets, while the Association’s Tier 1 (leverage) capital totaled $1.44 billion, or 10.55% of net average assets and 19.55% of risk-weighted assets. Each of these measures was more than twice the requirements currently in effect for the Association for designation as “well capitalized” under regulatory prompt corrective action provisions, which set minimum levels of 5.00% of net average assets and 8.00% of risk-weighted assets. Refer to the Liquidity and Capital Resources section of this Item 2 for additional discussion regarding regulatory capital requirements.
Promotion of Adjustable-Rate Loans and Shorter-Term, Fixed-Rate Loans
In July 2010, we began marketing an adjustable-rate mortgage loan that provides us with improved interest rate risk characteristics when compared to a 30-year, fixed-rate mortgage loan. Our “Smart Rate” adjustable rate mortgage offers borrowers an interest rate lower than that of a 30-year, fixed-rate loan. The interest rate of the Smart Rate mortgage is locked for three or five years then resets annually. The Smart Rate mortgage contains a feature to re-lock the rate an unlimited number of times at our then current interest rate and fee schedule, for another three or five years (which must be the same as the original lock period) without having to complete a full refinance transaction. Re-lock eligibility is subject to a satisfactory payment performance history by the borrower (current at the time of re-lock, and no foreclosures or bankruptcies since the Smart Rate application was taken). In addition to a satisfactory payment history, re-lock eligibility requires that the property continues to be the borrower’s primary residence. The loan term cannot be extended in connection with a re-lock nor can new funds be advanced. All interest rate caps and floors remain as originated.
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

The following tables set forth our first mortgage loan production and balances segregated by loan structure at origination.

	For the Three Months Ended December 31, 2017		For the Three Months Ended December 31, 2016
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
First Mortgage Loan Originations:
ARM (all Smart Rate) production	$245,165	45.3%	$326,015	46.0%
Fixed-rate production:
Terms less than or equal to 10 years	73,732	13.6	141,298	20.0
Terms greater than 10 years	221,861	41.1	240,760	34.0
Total fixed-rate production	295,593	54.7	382,058	54.0
Total First Mortgage Loan Originations:	$540,758	100.0%	$708,073	100.0%

	December 31, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Balance of Residential Mortgage Loans Held For Investment:
ARMs	$4,875,309	44.6%	$4,399,617	42.4%
Fixed-rate:
Terms less than or equal to 10 years	2,006,549	18.4	2,111,941	20.4
Terms greater than 10 years	4,047,929	37.0	3,864,492	37.2
Total fixed-rate	6,054,478	55.4	5,976,433	57.6
Total Residential Mortgage Loans Held For Investment:	$10,929,787	100.0%	$10,376,050	100.0%
The following table sets forth the balances as of December 31, 2017 for all ARM loans segregated by the next scheduled interest rate reset date.

Current Balance of ARM Loans Scheduled for Interest Rate Reset
During the Fiscal Years Ending September 30,	(In thousands)
2018	$245,028
2019	569,820
2020	770,960
2021	1,234,146
2022	1,578,269
2023	477,086
Total	$4,875,309
At December 31, 2017 and September 30, 2017, mortgage loans held for sale, all of which were long-term, fixed-rate first mortgage loans and all of which were held for sale to Fannie Mae, totaled $1.3 million and $0.4 million, respectively.

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
During the three months ended December 31, 2017, the composition of our duration-extending funding sources changed as follows: the balance of retail CDs increased $44.8 million while the balance of brokered CDs (which is inclusive of acquisition costs and subsequent amortization) increased $43.8 million. Additionally during the three months ended December 31, 2017, we increased the balance of our short-term advances from the FHLB of Cincinnati by $90.0 million; and we added $75.0 million of new, shorter-term advances from the FHLB of Cincinnati that were matched/correlated to interest rate exchange contracts that extended the effective durations of those shorter-term advances to approximately five years at inception. These funding source modifications facilitated asset growth of $195.3 million and funded stock repurchases of $7.5 million, dividends of $8.4 million and scheduled repayments of long-term borrowed funds of $77.9 million.
Other Interest Rate Risk Management Tools
In addition to maintaining the levels of regulatory capital required to be well capitalized, since 2016, we have actively marketed home equity lines of credit, which carry an adjustable rate of interest indexed to the prime rate which provides interest rate sensitivity to that portion of our assets. Prior to 2010, home equity lending also represented a meaningful strategy to manage our interest rate risk profile. Between 2010 and 2015, the Association, in various steps, restricted and modified its home equity lending products and the markets they were offered in response to the 2008 financial crisis and the resulting regulatory environments that existed during that time. Through redesigned home equity products, we hope to have re-established home equity line of credit lending as a meaningful strategy to manage our interest rate risk profile. At December 31, 2017, the principal balance of home equity lines of credit totaled $1.29 billion. Our home equity lending is discussed in the Allowance for Loan Losses section of the Critical Accounting Policies that follows this Overview.
We also manage interest rate risk by selectively selling a small portion of our long-term, fixed-rate mortgage loans in the secondary market. In years 2010 and prior, this strategy was used to a greater extent to manage our interest rate risk. At December 31, 2017, we serviced $1.81 billion of loans for others, of which $1.11 billion were sold in the secondary market in 2010 and prior. Loan sales are discussed later in this Part 1, Item 2. under the heading Liquidity and Capital Resources, and in Part 1, Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Notwithstanding our efforts to manage interest rate risk, should a rapid and substantial increase occur in general market interest rates, it is expected that, prospectively and particularly over a multi-year time horizon, the level of our net interest income would be adversely impacted.
Monitoring and Limiting Our Credit Risk. While, historically, we had been successful in limiting our credit risk exposure by generally imposing high credit standards with respect to lending, the confluence of unfavorable regional and macro-economic events that culminated in the 2008 housing market collapse and financial crisis, coupled with our pre-2010 expanded participation in the second lien mortgage lending markets, significantly refocused our attention with respect to credit risk. In response to the evolving economic landscape, we continuously revise and update our quarterly analysis and evaluation procedures, as needed, for each category of our lending with the objective of identifying and recognizing all appropriate credit impairments. At December 31, 2017, 90% of our assets consisted of residential real estate loans (both “held for sale” and “held for investment”) and home equity loans and lines of credit, which were originated predominantly to borrowers in Ohio and Florida. Our analytic procedures and evaluations include specific reviews of all home equity loans and lines of credit that become 90 or more days past due, as well as specific reviews of all first mortgage loans that become 180 or more days past due. We transfer performing home equity lines of credit subordinate to first mortgages delinquent greater than 90 days to non-accrual status. We also charge-off performing loans to collateral value and classify those loans as non-accrual within 60 days of notification of all borrowers filing Chapter 7 bankruptcy, that have not reaffirmed or been dismissed, regardless of how long the loans have been performing. Loans where at least one borrower has been discharged of their obligation in Chapter 7 bankruptcy, are classified as TDRs. At December 31, 2017, $31.1 million of loans in Chapter 7 bankruptcy status were included in total TDRs. At December 31, 2017, the recorded investment in non-accrual status loans included $32.6 million of performing loans in Chapter 7 bankruptcy status, of which $30.9 million were also reported as TDRs.
In response to the unfavorable regional and macro-economic environment that arose beginning in 2008, and in an effort to limit our credit risk exposure and improve the credit performance of new customers, we tightened our credit eligibility criteria in evaluating a borrower’s ability to successfully fulfill his or her repayment obligation and we revised the design of many of our loan products to require higher borrower down-payments, limited the products available for condominiums, eliminated certain product features (such as interest-only adjustable-rate loans and loans above certain LTV ratios with PMI), and we previously suspended home equity lending products with the exception of bridge loans between June 2010 and March 2012.

The delinquency level related to loan originations prior to 2009, compared to originations in 2009 and after, reflect the higher credit standards to which we have subjected all new originations. As of December 31, 2017, loans originated prior to 2009 had a balance of $1.37 billion, of which $41.9 million, or 3.1%, were delinquent, while loans originated in 2009 and after had a balance of $11.24 billion, of which $16.9 million, or 0.2%, were delinquent.
One aspect of our credit risk concern relates to high concentrations of our loans that are secured by residential real estate in specific states, particularly Ohio and Florida, in light of the difficulties that arose in connection with the 2008 housing crisis with respect to the real estate markets in those two states. At December 31, 2017, approximately 56.5% and 15.9% of the combined total of our residential Core and construction loans held for investment and approximately 38.1% and 21.6% of our home equity loans and lines of credit were secured by properties in Ohio and Florida, respectively. In an effort to moderate the concentration of our credit risk exposure in individual states, particularly Ohio and Florida, we have utilized direct mail marketing, our internet site and our customer service call center to extend our lending activities to other attractive geographic locations. Currently, in addition to Ohio and Florida, we are actively lending in 19 other states and the District of Columbia, and as a result of that activity, the concentration ratios of the combined total of our residential Core and construction loans held for investment for Ohio and Florida, as disclosed earlier in this paragraph, have trended downward from their September 30, 2010 levels when the concentrations were 79.1% in Ohio and 19.0% in Florida. Of the total mortgage and equity loan originations for the three months ended December 31, 2017, 29.1% are secured by properties in states other than Ohio or Florida.
Our residential Home Today loans are another area of credit risk concern. Although the principal balance in these loans had declined to $105.0 million at December 31, 2017, and constituted only 0.8% of our total “held for investment” loan portfolio balance, these loans comprised 25.9% and 19.7% of our 90 days or greater delinquencies and our total delinquencies, respectively, at that date. At December 31, 2017, approximately 95.2% and 4.6% of our residential Home Today loans were secured by properties in Ohio and Florida, respectively. At December 31, 2017, the percentages of those loans delinquent 30 days or more in Ohio and Florida were 11.2% and 11.3%, respectively. The disparity between the portfolio composition ratio and delinquency composition ratio reflects the nature of the Home Today loans. We do not offer, and have not offered, loan products frequently considered to be designed to target sub-prime borrowers containing features such as higher fees or higher rates, negative amortization, or low initial payment features with adjustable interest rates. Our Home Today loans, the majority of which were entered into with borrowers that had credit profiles that would not have otherwise qualified for our loan products due to deficient credit scores, generally contained the same features as loans offered to our Core borrowers. The overriding objective of our Home Today lending, just as it is with our Core lending, was the creation of successful homeowners. We attempted to manage our Home Today credit risk by requiring that borrowers attend pre- and post-borrowing financial management education and counseling and that the borrowers be referred to us by a sponsoring organization with which we have partnered. Further, to manage the credit aspect of these loans, inasmuch as the majority of these buyers did not have sufficient funds for required down payments, many loans included private mortgage insurance. At December 31, 2017, 21.4% of Home Today loans included private mortgage insurance coverage. From a peak recorded investment of $306.6 million at December 31, 2007, the total recorded investment of the Home Today portfolio has declined to $103.8 million at December 31, 2017. This trend generally reflects the evolving conditions in the mortgage real estate market and the tightening of standards imposed by issuers of private mortgage insurance. As part of our effort to manage credit risk, effective March 27, 2009, the Home Today underwriting guidelines were revised to be substantially the same as our traditional mortgage product. At December 31, 2017, the recorded investment in Home Today loans originated subsequent to March 27, 2009 was $3.2 million. Since we are no longer originating loans under our Home Today program, the Home Today portfolio will continue to decline in balance due to contractual amortization. To supplant the Home Today product and to continue to meet the credit needs of our customers and the communities that we serve, during fiscal 2016 we began to offer Fannie Mae eligible, Home Ready loans. These loans are originated in accordance with Fannie Mae's underwriting standards. While we retain the servicing rights related to these loans, the loans, along with the credit risk associated therewith, are securitized/sold to Fannie Mae.
Maintaining Access to Adequate Liquidity and Diverse Funding Sources. For most insured depositories, customer and community confidence are critical to their ability to maintain access to adequate liquidity and to conduct business in an orderly manner. We believe that a well capitalized institution is one of the most important factors in nurturing customer and community confidence. Accordingly, we have managed the pace of our growth in a manner that reflects our emphasis on high capital levels. At December 31, 2017, the Association’s ratio of Tier 1 (leverage) capital to net average assets (a basic industry measure that deems 5.00% or above to represent a “well capitalized” status) was 10.55%. The Association's Tier 1 (leverage) capital ratio is lower at December 31, 2017 than its ratio at September 30, 2017, which was 11.16%, due primarily to an $85 million cash dividend payment that the Association made to the Company, its sole shareholder, in December 2017 that reduced the Association's Tier 1 (leverage) capital ratio by an estimated 62 basis points. Because of its intercompany nature, this dividend payment did not impact the Company's consolidated capital ratios which are reported in the Liquidity and Capital Resources section of this Item 2. We expect to continue to remain a well capitalized institution.

In managing its level of liquidity, the Company monitors available funding sources, which include attracting new deposits (including brokered CDs), borrowings from others, the conversion of assets to cash and the generation of funds through profitable operations. The Company has traditionally relied on retail deposits as its primary means in meeting its funding needs. At December 31, 2017, deposits totaled $8.21 billion (including $664.8 million of brokered CDs), while borrowings totaled $3.76 billion and borrowers’ advances and servicing escrows totaled $128.3 million, combined. In evaluating funding sources, we consider many factors, including cost, collateral, duration and optionality, current availability, expected sustainability, impact on operations and capital levels.
To attract deposits, we offer our customers attractive rates of interest on our deposit products. Our deposit products typically offer rates that are highly competitive with the rates on similar products offered by other financial institutions. We intend to continue this practice, subject to market conditions.
We preserve the availability of alternative funding sources through various mechanisms. First, by maintaining high capital levels, we retain the flexibility to increase our balance sheet size without jeopardizing our capital adequacy. Effectively, this permits us to increase the rates that we offer on our deposit products thereby attracting more potential customers. Second, we pledge available real estate mortgage loans and investment securities with the FHLB of Cincinnati and the FRB-Cleveland. At December 31, 2017, these collateral pledge support arrangements provided the Association with the ability to immediately borrow an additional $60.0 million from the FHLB of Cincinnati and $67.2 million from the FRB-Cleveland Discount Window. From the perspective of collateral value securing FHLB of Cincinnati advances, our capacity limit for additional borrowings beyond the balance outstanding at December 31, 2017 was $4.86 billion, subject to satisfaction of the FHLB of Cincinnati common stock ownership requirement. To satisfy the common stock ownership requirement for the maximum limit of borrowing, we would need to increase our ownership of FHLB of Cincinnati common stock by an additional $97.2 million. Third, we invest in high quality marketable securities that exhibit limited market price variability, and to the extent that they are not needed as collateral for borrowings, can be sold in the institutional market and converted to cash. At December 31, 2017, our investment securities portfolio totaled $539.0 million. Finally, cash flows from operating activities have been a regular source of funds. During the three months ended December 31, 2017 and 2016, cash flows from operations totaled $98.0 million and $97.2 million, respectively.
Historically, a portion of the residential first mortgage loans that we originated were considered to be highly liquid as they were eligible for delivery/sale to Fannie Mae. However, due to delivery requirement changes imposed by Fannie Mae as a result of the 2008 financial crisis, effective July 1, 2010, that was no longer an available source of liquidity for the Company. We have since implemented certain loan origination changes for a portion of our loan production, which resulted in our November 15, 2013 reinstatement as an approved seller to Fannie Mae, which elevates the level of liquidity available for those loans. In addition, we have completed non-agency eligible, whole loan sales, all on a servicing retained basis, of both fixed-rate and Smart Rate loans, demonstrating that with adequate lead time, the majority of our residential first mortgage loan portfolio could be available for liquidity management purposes. At December 31, 2017, $1.3 million of agency eligible, long-term, fixed-rate first mortgage loans were classified as “held for sale.” During the three months ended December 31, 2017, $3.7 million of agency-compliant HARP II and Home Ready loans and $26.2 million of long-term, fixed-rate, agency-compliant, non-HARP II, non-Home Ready first mortgage loans were sold to Fannie Mae.
Overall, while customer and community confidence can never be assured, the Company believes that its liquidity is adequate and that it has access to adequate alternative funding sources.
Monitoring and Controlling Our Operating Expenses. We continue to focus on managing operating expenses. Our ratio of annualized non-interest expense to average assets was 1.33% for the three months ended December 31, 2017 and 1.40% for the three months ended December 31, 2016. As of December 31, 2017, our average assets per full-time employee and our average deposits per full-time employee were $13.5 million and $8.0 million, respectively. We believe that each of these measures compares favorably with industry averages. Our relatively high average balance of deposits (exclusive of brokered CDs) held at our branch offices ($198.5 million per branch office as of December 31, 2017) contributes to our expense management efforts by limiting the overhead costs of serving our customers. We will continue our efforts to control operating expenses as we grow our business.

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
When loan restructurings qualify as TDRs and the loans are performing according to the terms of the restructuring, we record an IVA based on the present value of expected future cash flows, which includes a factor for subsequent potential defaults, discounted at the effective interest rate of the original loan contract. Potential defaults are distinguished from multiple restructurings as borrowers who default are generally not eligible for subsequent restructurings. At December 31, 2017, the balance of such individual valuation allowances was $11.3 million. In instances when loans require multiple restructurings, additional valuation allowances may be required. The new valuation allowance on a loan that has multiple restructurings is calculated based on the present value of the expected cash flows, discounted at the effective interest rate of the original loan contract, considering the new terms of the restructured agreement. Due to the immaterial amount of this exposure to date, we continue to capture this exposure as a component of our qualitative GVA evaluation. The significance of this exposure will be monitored and, if warranted, we will enhance our loan loss methodology to include a new default factor (developed to reflect the estimated impact to the balance of the allowance for loan losses that will occur as a result of subsequent future restructurings) that will be assessed against all loans reviewed collectively. If new default factors are implemented, the qualitative GVA methodology will be adjusted to preclude duplicative loss consideration.
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
Home equity loans and lines of credit generally have higher credit risk than traditional residential mortgage loans. These loans and credit lines are usually in a second lien position and when combined with the first mortgage, result in generally higher overall loan-to-value ratios. In a stressed housing market with high delinquencies and decreasing housing prices, as arose beginning in 2008, these higher loan-to-value ratios represent a greater risk of loss to the Company. A borrower with more equity in the property has a vested interest in keeping the loan current when compared to a borrower with little or no equity in the property. In light of the past weakness in the housing market and uncertainty with respect to future employment levels and economic prospects, we conduct an expanded loan level evaluation of our home equity loans and lines of credit, including bridge loans, which are delinquent 90 days or more. This expanded evaluation is in addition to our traditional evaluation procedures. Our home equity loans and lines of credit portfolio continues to comprise a significant portion of our gross charge-offs. At December 31, 2017, we had a recorded investment of $1.65 billion in home equity loans and equity lines of credit outstanding, $7.0 million, or 0.4%, of which were 90 days or more past due.
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

	December 31, 2017
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential Core	$13,546	29.5%	85.8%
Residential Home Today	4,134	9.0	0.8
Home equity loans and lines of credit	28,245	61.5	12.9
Construction	4	—	0.5
Total allowance	$45,929	100.0%	100.0%

	September 30, 2017			December 31, 2016
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential Core	$14,186	29.0%	86.2%	$14,807	24.5%	85.8%
Residential Home Today	4,508	9.2	0.9	5,955	9.9	1.0
Home equity loans and lines of credit	30,249	61.8	12.4	39,680	65.6	12.7
Construction	5	—	0.5	5	—	0.5
Total allowance	$48,948	100.0%	100.0%	$60,447	100.0%	100.0%

The following table sets forth activity in our allowance for loan losses segregated by geographic location for the periods indicated. The majority of our construction loan portfolio is secured by properties located in Ohio and the balances of other consumer loans are considered immaterial, therefore neither is segregated by geography.

	As of and For the Three Months Ended December 31,
	2017	2016
	(Dollars in thousands)
Allowance balance (beginning of the period)	$48,948	$61,795
Charge-offs:
Real estate loans:
Residential Core
Ohio	348	388
Florida	17	765
Other	27	19
Total Residential Core	392	1,172
Residential Home Today
Ohio	618	703
Florida	57	78
Other	—	21
Total Residential Home Today	675	802
Home equity loans and lines of credit
Ohio	868	705
Florida	387	898
California	—	83
Other	281	363
Total Home equity loans and lines of credit	1,536	2,049
Total charge-offs	2,603	4,023
Recoveries:
Real estate loans:
Residential Core	593	681
Residential Home Today	402	291
Home equity loans and lines of credit	1,589	1,703
Total recoveries	2,584	2,675
Net recoveries (charge-offs)	(19)	(1,348)
Provision (Credit) for loan losses	(3,000)	—
Allowance balance (end of the period)	$45,929	$60,447
Ratios:
Net recoveries (charge-offs) to average loans outstanding (annualized)	0.00%	0.01%
Allowance for loan losses to non-accrual loans at end of the period	58.43%	69.19%
Allowance for loan losses to the total recorded investment in loans at end of the period	0.36%	0.51%
The net charge-offs of $19 thousand during the three months ended December 31, 2017 decreased from $1.3 million for the three months ended December 31, 2016, as credit quality continued to improve during the current fiscal year.
We continue to evaluate loans becoming delinquent for potential losses and record provisions for our estimate of those losses. We expect a moderate level of charge-offs to continue as delinquent loans are resolved in the future and uncollected balances are charged against the allowance.

During the three months ended December 31, 2017, the total allowance for loan losses decreased $3.0 million, to $45.9 million from $48.9 million at September 30, 2017, as we recorded a $3.0 million credit for loan losses, while loan charge-offs exceeded recoveries by $19 thousand. The allowance for loan losses related to loans evaluated collectively decreased by $3.4 million during the three months ended December 31, 2017, and the allowance for loan losses related to loans evaluated individually increased by approximately $0.4 million. Refer to the "analysis of the allowance for loan losses" and "activity in the allowance for loan losses" tables in Note 4 of the Notes to the Unaudited Interim Consolidated Financial Statements for more information. Other than the less significant construction and other consumer loans segments, changes during the three months ended December 31, 2017 in the balances of the GVAs, excluding changes in IVAs, related to the significant loan segments are described as follows:

•
Residential Core – The recorded investment of this segment of the loan portfolio increased 0.7%, or $78.2 million, during the quarter, while the total allowance for loan losses for this segment decreased 5.0% or $0.7 million. The portion of this loan segment’s allowance for loan losses that was determined by evaluating groups of loans collectively (i.e. those loans that were not individually evaluated), decreased 11.7%, or $0.8 million, to $6.1 million at December 31, 2017 from $6.9 million at September 30, 2017. The ratio of this portion of the allowance for loan losses to the total balance of loans in this loan segment that were evaluated collectively was 0.06% at December 31, 2017 and September 30, 2017. Total delinquencies increased 47.8% to $30.5 million at December 31, 2017 from $20.6 million at September 30, 2017. While loans 90 or more days delinquent remained at $12.0 million at December 31, 2017 and September 30, 2017, loans 30 to 89 days delinquent increased by 113.9%. There were net recoveries of $0.2 million for the quarter ended December 31, 2017 compared to net charge-offs of $0.5 million during the quarter ended December 31, 2016. The credit profile of this portfolio segment remained strong during the quarter due to the addition of high credit quality, residential first mortgage loans. Loan performance has been strong in this portfolio so a slight decrease in the allowance was warranted. While delinquencies increased during the quarter, most of the increase can be attributed to Florida borrowers impacted by Hurricane Irma in September 2017, who elected to accept the Company's offer to defer three months of mortgage payments to lessen any financial strain related to the storm. Most borrowers have resolved their deferrals through repayment plans, term extensions or other loan modifications at December 31, 2017 and the remaining deferrals are expected to be resolved with no material increase in loan losses.

•
Residential Home Today – The recorded investment of this segment of the loan portfolio decreased 3.6%, or $3.9 million, as we are no longer originating loans under the Home Today program. The total allowance for loan losses for this segment decreased from $4.5 million at the prior quarter to $4.1 million at December 31, 2017. The portion of this loan segment’s allowance for loan losses that was determined by evaluating groups of loans collectively (i.e. those loans that were not individually evaluated), decreased by 19.9% to $1.8 million at December 31, 2017 from $2.3 million at September 30, 2017. The ratio of this portion of the allowance to the total balance of loans in this loan segment that were evaluated collectively decreased approximately 0.6% to 3.1% at December 31, 2017 from 3.7% at September 30, 2017. Total delinquencies decreased to $11.6 million at December 31, 2017 from $12.4 million at September 30, 2017. Delinquencies greater than 90 days decreased to $6.6 million from $6.9 million at September 30, 2017 and loans 30 to 89 days delinquent decreased by 11.0%, or $0.6 million. Net charge-offs were slightly lower at $0.3 million during the quarter ending December 31, 2017 when compared to $0.5 million during the quarter ending December 31, 2016. The allowance for this portfolio fluctuates based on not only the generally declining portfolio balance, but also on the credit profile trends in this portfolio. This portfolio's allowance decreased this quarter based on the decrease in the Home Today balance yet risk remains based on the generally less stringent credit requirements that were in place at the time that these borrowers qualified for their loans and the continued depressed home values that remain in this portfolio.

•
Home Equity Loans and Lines of Credit – The recorded investment of this segment of the loan portfolio increased 4.8%, or $75.8 million, to $1.65 billion at December 31, 2017 from $1.57 billion at September 30, 2017. The total allowance for loan losses for this segment decreased $2.0 million to $28.2 million from $30.2 million at September 30, 2017. During the quarter ended December 31, 2017, the portion of this loan segment's allowance for loan losses that was determined by evaluating groups of loans collectively (i.e. those loans that were not individually evaluated) decreased by $2.2 million, or 7.7%, to $26.6 million from $28.8 million at September 30, 2017. The ratio of this portion of the allowance to the total balance of loans in this loan segment that were evaluated collectively decreased to 1.7% for December 31, 2017 as compared to 1.9% for September 30, 2017. Total delinquencies for this portfolio segment increased 39.6% to $16.4 million at December 31, 2017 as compared to $11.8 million at September 30, 2017. Delinquencies greater than 90 days increased 29.6% to $7.0 million at December 31, 2017 from $5.4 million at September 30, 2017, while 30 to 89 days delinquent loans increased 48.1% to $9.4 million at December 31, 2017 from $6.4 million at the prior quarter end. The increase in delinquencies during the quarter ended December 31, 2017, particularly those in the 30 to 89 days delinquent category, primarily reflects borrowers impacted by Hurricane Irma in September 2017, who elected to accept the Company's offer to defer three months of mortgage payments to lessen any financial strain related to the storm. Most borrowers have resolved their deferrals by December 31, 2017, and those deferrals that remain outstanding are expected to be resolved with no material increase in loan losses. Net recoveries for this loan segment during the current quarter were $0.1 million, as compared to $0.3 million of net charge-offs for the quarter ended December 31, 2016. The principal balance of home equity lines of credit originated without amortizing payments during the draw period that are coming to the end of its draw period through fiscal 2020 is $396.3 million at December 31, 2017 as compared to $484.9 million at September 30, 2017. Since these are mostly the customers whose lines of credit were originated without amortizing payments during the draw period, they are most at risk for exposure to increased payment shock at the end of the draw period. This decrease in balances helps support the overall reduction of the allowance this quarter. The allowance reflects our consideration of the potentially adverse impact that required payment increases that occur as home equity lines of credit near the end of their draw periods may have on our borrowers ability to meet their debt service obligations, and as a result, the allowance for this loan segment remains elevated.
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

	December 31, 2017		September 30, 2017		December 31, 2016
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential Core
Ohio	$6,093,219		$6,061,515		$5,956,774
Florida	1,734,724		1,739,098		1,700,042
Other	2,996,824		2,945,591		2,600,633
Total Residential Core	10,824,767	85.8%	10,746,204	86.2%	10,257,449	85.8%
Residential Home Today
Ohio	99,992		103,803		113,076
Florida	4,794		4,924		5,281
Other	234		237		244
Total Residential Home Today	105,020	0.8	108,964	0.9	118,601	1.0
Home equity loans and lines of credit
Ohio	620,042		606,301		595,064
Florida	350,433		340,530		361,107
California	219,231		205,157		204,980
Other	436,024		400,327		357,949
Total Home equity loans and lines of credit	1,625,730	12.9	1,552,315	12.4	1,519,100	12.7
Total Construction	58,837	0.5	60,956	0.5	62,788	0.5
Other consumer loans	2,886	—	3,050	—	3,173	—
Total loans receivable	12,617,240	100.0%	12,471,489	100.0%	11,961,111	100.0%
Deferred loan expenses, net	33,251		30,865		22,318
Loans in process	(35,160)		(34,100)		(36,453)
Allowance for loan losses	(45,929)		(48,948)		(60,447)
Total loans receivable, net	$12,569,402		$12,419,306		$11,886,529

On December 31, 2017, the unpaid principal balance of our home equity loans and lines of credit portfolio consisted of $331.4 million in home equity loans (which included $235.3 million of home equity lines of credit, which are in the amortization period and no longer eligible to be drawn upon, and $16.8 million in bridge loans) and $1.29 billion in home equity lines of credit. The following table sets forth credit exposure, principal balance, percent delinquent 90 days or more, the mean CLTV percent at the time of origination and the current mean CLTV percent of our home equity loans, home equity lines of credit and bridge loan portfolio as of December 31, 2017. Home equity lines of credit in the draw period are reported according to geographic distribution.

	Credit Exposure	Principal Balance	Percent Delinquent 90 Days or More	Mean CLTV Percent at Origination (2)	Current Mean CLTV Percent (3)
	(Dollars in thousands)
Home equity lines of credit in draw period (by state)
Ohio	$1,223,954	$484,977	0.03%	60%	52%
Florida	439,025	228,240	0.26%	58%	51%
California	359,310	185,274	0.11%	64%	55%
Other (1)	815,582	395,856	0.06%	64%	60%
Total home equity lines of credit in draw period	2,837,871	1,294,347	0.09%	61%	54%
Home equity lines in repayment, home equity loans and bridge loans	331,383	331,383	1.83%	67%	52%
Total	$3,169,254	$1,625,730	0.43%	62%	54%
_________________

(1)	No other individual state has a committed or drawn balance greater than 10% of our total equity lending portfolio nor 5% of total loans.

(2)	Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.

(3)
Current Mean CLTV is based on best available first mortgage and property values as of December 31, 2017. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.

At December 31, 2017, 44.4% of our home equity lending portfolio was either in a first lien position (25.8%), in a subordinate (second) lien position behind a first lien that we held (13.7%) or in a subordinate (second) lien position behind a first lien that was held by a loan that we serviced for others (4.9%). In addition, at December 31, 2017, 16.0% of our home equity line of credit portfolio in the draw period was making only the required minimum payment on the outstanding line balance.

The following table sets forth credit exposure, principal balance, percent delinquent 90 days or more, the mean CLTV percent at the time of origination and the current mean CLTV percent of our home equity loans, home equity lines of credit and bridge loan portfolio as of December 31, 2017. Home equity lines of credit in the draw period are stratified by the calendar year in which originated:

	Credit Exposure	Principal Balance	Percent Delinquent 90 Days or More	Mean CLTV Percent at Origination (1)	Current Mean CLTV Percent (2)
	(Dollars in thousands)
Home equity lines of credit in draw period
2007 and Prior	$179,020	$83,998	0.33%	65%	50%
2008	430,699	233,354	0.36%	63%	54%
2009	178,651	72,138	0.04%	55%	48%
2010	15,755	5,753	—%	57%	44%
2011	—	—	—%	—%	—%
2012	155	51	—%	44%	66%
2013	45,856	16,392	—%	59%	43%
2014	192,378	76,938	—%	60%	46%
2015	274,159	122,822	—%	60%	50%
2016	492,428	229,101	0.01%	62%	56%
2017	1,028,770	453,800	—%	61%	59%
Total home equity lines of credit in draw period	2,837,871	1,294,347	0.09%	61%	54%
Home equity lines in repayment, home equity loans and bridge loans	331,383	331,383	1.83%	67%	52%
Total	$3,169,254	$1,625,730	0.43%	62%	54%
________________

(1)	Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.

(2)
Current Mean CLTV is based on best available first mortgage and property values as of December 31, 2017. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.

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
The following table sets forth, as of December 31, 2017, the principal balance of home equity lines of credit in the draw period segregated by the current combined LTV range and by fiscal year in which the draw period expires.

	Current CLTV Category
Home equity lines of credit in draw period (by end of draw fiscal year):	< 80%	80 - 89.9%	90 - 100%	>100%	Unknown (2)	Total
	(Dollars in thousands)
2018 (1)	$214,535	$17,246	$4,966	$6,506	$3,709	$246,962
2019 (1)	200,707	4,774	971	811	3,869	211,132
2020 (1)	134,932	163	62	—	1,486	136,643
2021 (1)	46,489	14	—	—	159	46,662
2022	87	—	—	—	—	87
2023 (1)	21	—	—	—	—	21
Post 2023	641,990	6,394	115	90	4,251	652,840
Total	$1,238,761	$28,591	$6,114	$7,407	$13,474	$1,294,347
_________________

(1)
Home equity lines of credit whose draw period ends in fiscal years 2018, 2019, 2020, 2021 and 2023 include $18.6 million, $58.9 million, $121.1 million, $46.6 million and $0.02 million respectively, of lines where the customer has an amortizing payment during the draw period.

(2)	Market data necessary for stratification is not readily available.
The following table sets forth the breakdown of current mean CLTV percentages for our home equity lines of credit in the draw period as of December 31, 2017.

	Credit Exposure	Principal Balance	Percent of Total Principal Balance	Percent Delinquent 90 Days or More	Mean CLTV Percent at Origination (2)	Current Mean CLTV Percent (3)
	(Dollars in thousands)
Home equity lines of credit in draw period (by current mean CLTV)
< 80%	$2,744,850	$1,238,790	95.7%	0.07%	61%	53%
80 - 89.9%	46,793	28,591	2.2%	0.91%	80%	83%
90 - 100%	7,371	6,114	0.5%	0.35%	80%	94%
> 100%	8,129	7,407	0.6%	—%	78%	136%
Unknown (1)	30,728	13,445	1.0%	—%	57%	(1)
	$2,837,871	$1,294,347	100.0%	0.09%	61%	54%
_________________

(1)	Market data necessary for stratification is not readily available.

(2)	Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.

(3)
Current Mean CLTV is based on best available first mortgage and property values as of December 31, 2017. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.

Delinquent Loans
The following tables set forth the number and recorded investment in loan delinquencies by type, segregated by geographic location and severity of delinquency at the dates indicated. The majority of our construction loan portfolio is secured by properties located in Ohio and there were no delinquencies in the other consumer loan portfolio; therefore, neither is segregated by geography. There were no delinquencies in the construction loan portfolio at September 30, 2017 or December 31, 2016.

	Loans Delinquent for				Total
	30-89 Days		90 Days or More
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
December 31, 2017
Real estate loans:
Residential Core
Ohio	92	$8,600	105	$8,448	197	$17,048
Florida	40	8,318	25	3,053	65	11,371
Other	4	1,626	4	465	8	2,091
Total Residential Core	136	18,544	134	11,966	270	30,510
Residential Home Today
Ohio	127	4,617	199	6,434	326	11,051
Florida	4	335	5	201	9	536
Other	1	—	—	—	1	—
Total Residential Home Today	132	4,952	204	6,635	336	11,587
Home equity loans and lines of credit
Ohio	118	3,254	133	1,949	251	5,203
Florida	61	4,091	120	3,916	181	8,007
California	9	681	7	491	16	1,172
Other	33	1,411	46	652	79	2,063
Total Home equity loans and lines of credit	221	9,437	306	7,008	527	16,445
Construction	1	294	—	—	1	294
Total	490	$33,227	644	$25,609	1,134	$58,836

	Loans Delinquent for				Total
	30-89 Days		90 Days or More
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
September 30, 2017
Real estate loans:
Residential Core
Ohio	82	$6,850	114	$8,756	196	$15,606
Florida	12	1,671	26	2,507	38	4,178
Other	1	149	4	712	5	861
Total Residential Core	95	8,670	144	11,975	239	20,645
Residential Home Today
Ohio	123	5,244	193	6,678	316	11,922
Florida	4	319	5	173	9	492
Total Residential Home Today	127	5,563	198	6,851	325	12,414
Home equity loans and lines of credit
Ohio	117	3,037	133	2,134	250	5,171
Florida	48	1,884	99	2,345	147	4,229
California	7	590	9	354	16	944
Other	22	859	44	575	66	1,434
Total Home equity loans and lines of credit	194	6,370	285	5,408	479	11,778
Total	416	$20,603	627	$24,234	1,043	$44,837

	Loans Delinquent for				Total
	30-89 Days		90 Days or More
	Number	Amount	Number	Amount	Number	Amount
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

Loans delinquent 90 days or more were 0.2% of total net loans at December 31, 2017, September 30, 2017 and December 31, 2016. Loans delinquent 30 to 89 days were 0.3% of total net loans at December 31, 2017 and 0.2% at September 30, 2017 and December 31, 2016.
Non-Performing Assets and Troubled Debt Restructurings
The following table sets forth the recorded investments and categories of our non-performing assets and TDRs at the dates indicated.

	December 31, 2017	September 30, 2017	December 31, 2016
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
Residential Core	$42,343	$43,797	$49,047
Residential Home Today	16,773	18,109	20,011
Home equity loans and lines of credit	19,491	17,185	18,309
Total non-accrual loans (1)(2)	78,607	79,091	87,367
Real estate owned	4,290	5,521	5,661
Total non-performing assets	$82,897	$84,612	$93,028
Ratios:
Total non-accrual loans to total loans	0.62%	0.63%	0.73%
Total non-accrual loans to total assets	0.57%	0.60%	0.66%
Total non-performing assets to total assets	0.60%	0.64%	0.71%
TDRs: (not included in non-accrual loans above)
Real estate loans:
Residential Core	$50,935	$53,511	$56,028
Residential Home Today	28,824	28,751	31,182
Home equity loans and lines of credit	21,122	20,864	17,747
Total	$100,881	$103,126	$104,957
_________________

(1)
Totals at December 31, 2017, September 30, 2017, and December 31, 2016, include $45.6 million, $47.0 million, and $50.1 million, respectively, in TDRs that are less than 90 days past due but included with nonaccrual loans for a minimum period of six months from the restructuring date due to their non-accrual status prior to restructuring, because they have been partially charged off, or because all borrowers have been discharged of their obligation through a Chapter 7 bankruptcy.

(2)	Includes $11.8 million, $11.9 million, and $12.9 million in TDRs that are 90 days or more past due at December 31, 2017, September 30, 2017, and December 31, 2016, respectively.
The gross interest income that would have been recorded during the three months ended December 31, 2017 and December 31, 2016 on non-accrual loans if they had been accruing during the entire period and TDRs if they had been current and performing in accordance with their original terms during the entire period was $2.4 million and $2.6 million, respectively. The interest income recognized on those loans included in net income for the three months ended December 31, 2017 and December 31, 2016 was $1.6 million at both dates.
At December 31, 2017, September 30, 2017, and December 31, 2016, the recorded investment of impaired loans includes accruing TDRs and loans that are returned to accrual status when contractual payments are less than 90 days past due. These loans continue to be individually evaluated for impairment until, at a minimum, contractual payments are less than 30 days past due. Also, the recorded investment of non-accrual loans includes loans that are not included in the recorded investment of impaired loans because they are included in loans collectively evaluated for impairment.

The table below sets forth the recorded investments and categories of loans representing the difference between non-accrual loans and impaired loans at the dates indicated.

	December 31, 2017	September 30, 2017	December 31, 2016
	(Dollars in thousands)
Non-Accrual Loans	$78,607	$79,091	$87,367
Accruing TDRs	100,881	103,126	104,957
Performing Impaired	5,038	3,607	4,012
Collectively Evaluated	(6,900)	(5,264)	(5,622)
Total Impaired loans	$177,626	$180,560	$190,714
In response to the economic challenges facing many borrowers, the Association continues to restructure loans, resulting in $158.3 million of TDRs (accrual and non-accrual) recorded at December 31, 2017. There was a $3.8 million decrease in the recorded investment of TDRs from September 30, 2017 and a $9.7 million decrease from December 31, 2016.
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

The following table sets forth the recorded investment in accrual and non-accrual TDRs, by the types of concessions granted, as of December 31, 2017.

	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Restructurings	Bankruptcy	Total
	(In thousands)
Accrual
Residential Core	$9,823	$398	$6,748	$16,554	$10,591	$6,821	$50,935
Residential Home Today	3,865	—	3,397	9,513	11,130	919	28,824
Home equity loans and lines of credit	103	5,284	973	12,251	115	2,396	21,122
Total	$13,791	$5,682	$11,118	$38,318	$21,836	$10,136	$100,881
Non-Accrual, Performing
Residential Core	$1,002	$—	$598	$2,390	$8,099	$14,293	$26,382
Residential Home Today	571	—	732	542	4,938	2,447	9,230
Home equity loans and lines of credit	—	365	115	3,124	1,365	4,970	9,939
Total	$1,573	$365	$1,445	$6,056	$14,402	$21,710	$45,551
Non-Accrual, Non-Performing
Residential Core	$204	$—	$1,996	$509	$1,528	$1,612	$5,849
Residential Home Today	360	—	963	276	2,353	891	4,843
Home equity loans and lines of credit	—	240	83	155	144	510	1,132
Total	$564	$240	$3,042	$940	$4,025	$3,013	$11,824
Total TDRs
Residential Core	$11,029	$398	$9,342	$19,453	$20,218	$22,726	$83,166
Residential Home Today	4,796	—	5,092	10,331	18,421	4,257	42,897
Home equity loans and lines of credit	103	5,889	1,171	15,530	1,624	7,876	32,193
Total	$15,928	$6,287	$15,605	$45,314	$40,263	$34,859	$158,256
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
Income Taxes. We consider accounting for income taxes a critical accounting policy due to the subjective nature of certain estimates, including the impact of tax rate changes, such as those implemented by the Tax Cuts and Jobs Act signed into law in December 2017, that are involved in the calculation. We use the asset/liability method of accounting for income taxes in which deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. We must assess the realization of the deferred tax asset and, to the extent that we believe that recovery is not likely, a valuation allowance is established. Adjustments to increase or decrease existing valuation allowances, if any, are charged or credited, respectively, to income tax expense. At December 31, 2017, no valuation allowances were outstanding. Even though we have determined a valuation allowance is not required for deferred tax assets at December 31, 2017, there is no guarantee that those assets, if any, will be recognizable in the future.
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

Comparison of Financial Condition at December 31, 2017 and September 30, 2017
Total assets increased $195.3 million, or 1%, to $13.89 billion at December 31, 2017 from $13.69 billion at September 30, 2017. This increase was primarily the result of increases in the balances of loans held for investment, Federal Home Loan Bank stock, cash and cash equivalents, and investment securities.

Cash and cash equivalents increased $55.4 million, or 21%, to $323.6 million at December 31, 2017 from $268.2 million at September 30, 2017 as we hold cash to maintain the level of liquidity described later in the Liquidity and Capital Resources section.
Investment securities increased $1.5 million, or 0.3%, to $539.0 million at December 31, 2017 from $537.5 million at September 30, 2017. Investment securities increased as $42.8 million in purchases exceeded the combined effect of $35.5 million in principal paydowns, $4.6 million in net unrealized losses and $1.2 million of net acquisition premium amortization that occurred in the mortgage-backed securities portfolio during the three months ended December 31, 2017. There were no sales of investment securities during the three months ended December 31, 2017.
Loans held for investment, net, increased $150.1 million, or 1%, to $12.57 billion at December 31, 2017 from $12.42 billion at September 30, 2017. Residential mortgage loans increased $74.6 million, or 1%, to $10.93 billion at December 31, 2017. The increase in residential mortgage loans reflected the negative impact of $1.1 million in gross charge-offs during the three months ended December 31, 2017. During the three months ended December 31, 2017, $245.2 million of three- and five-year “SmartRate” loans were originated while $295.6 million of 10-, 15-, and 30-year fixed-rate first mortgage loans were originated. These fixed-rate originations were partially offset by paydowns and fixed-rate loan sales. Between September 30, 2017 and December 31, 2017, the total fixed-rate portion of the first mortgage loan portfolio increased $15.9 million and was comprised of a decrease of $46.8 million in the balance of fixed-rate loans with original terms of 10 years or less, along with an increase of $62.6 million in the balance of fixed-rate loans with original terms greater than 10 years. During the three months ended December 31, 2017, we completed $29.9 million in loan sales, which included $3.7 million of agency-compliant HARP II and Home Ready loans and $26.2 million of long-term, fixed-rate, agency-compliant, non-HARP II and non-Home Ready first mortgage loans to Fannie Mae.
Augmenting the increase in residential mortgage loans was a $73.4 million increase in the balance of home equity loans and lines of credit during the three months ended December 31, 2017 as new originations and additional draws on existing accounts exceeded repayments. The increases reflected at September 30, 2017 and December 31, 2017 reverses the downward trend over the past few years and reflects a renewed focus on the origination of home equity loans and lines of credit. Commitments originated for home equity loans and lines of credit and bridge loans were $389.9 million for the three months ended December 31, 2017 and $236.0 million for the three months ended December 31, 2016. At December 31, 2017, pending commitments to extend new home equity lines of credit and bridge loans totaled $134.9 million and $21.7 million, respectively. Refer to the Controlling Our Interest Rate Risk Exposure section of the Overview for additional information.
The total allowance for loan losses decreased $3.0 million, or 6%, to $45.9 million at December 31, 2017 from $48.9 million at September 30, 2017, primarily reflecting improved credit metrics, including continued strong recoveries of loan amounts previously charged off, low levels of current loan charge-offs and reduced exposure from home equity lines of credit coming to the end of the draw period. Refer to Note 4. Loans and Allowance for Loan Losses for additional discussion.
Federal Home Loan Bank stock increased $2.1 million, or 2% to $92.1 million at December 31, 2017 from $90.0 million at September 30, 2017. The increase was necessary to satisfy common stock ownership requirements related to the increase in the balance of FHLB advances, discussed later.
Deposits increased $55.7 million, or 1%, to $8.21 billion at December 31, 2017 from $8.15 billion at September 30, 2017. The increase in deposits resulted primarily from an $88.6 million increase in CDs and a $3.1 million increase in our high-yield checking accounts (a subcategory of our checking accounts) partially offset by a $36.8 million decrease in high-yield savings accounts (a subcategory of savings accounts). We believe that our high-yield savings accounts as well as our high-yield checking accounts provide a stable source of funds. In addition, our high-yield savings accounts are expected to reprice in a manner similar to our home equity lending products, and, therefore, assist us in managing interest rate risk. The balance of brokered CDs at December 31, 2017 was $664.8 million.
Borrowed funds, all from the FHLB of Cincinnati, increased $87.5 million, or 2%, to $3.76 billion at December 31, 2017 from $3.67 billion at September 30, 2017. This increase primarily reflects a $90.0 million increase in the balance of short-term advances and an additional $75.0 million of new 90 day advances that are hedged by equal notional amounts of new interest rate swaps with initial fixed-pay terms of five-years, partially offset by principal repayments, as a combination of loan growth, share repurchases and dividend payments resulted in increased cash demands. The total balance of borrowed funds of $3.76 billion at December 31, 2017 consisted of short-term advances of $1.2 billion, long-term advances of $981 million with a remaining weighted average maturity of approximately 1.5 years and term advances of $1.58 billion aligned with interest rate swap contracts with a remaining weighted average effective maturity of approximately 4.2 years. Interest rate swaps have been used to extend the duration of short-term borrowings to approximately five years at inception, by paying a fixed rate of interest and receiving the variable rate. Refer to the Extending the Duration of Funding Sources section of the Overview for additional discussion regarding short-term borrowings and interest-rate swaps.

Servicing escrows decreased $2.9 million, or 8%, to $32.9 million at December 31, 2017 from $35.8 million at September 30, 2017. Principal and interest collected decreased $0.7 million combined with a $2.2 million decrease in retained tax payments collected from borrowers during the current period. Principal and interest will fluctuate based on normal curtailments and paydowns which are influenced by the relative level of market interest rates.
Total shareholders’ equity increased $10.7 million, or 1%, to $1.70 billion at December 31, 2017 from $1.69 billion at September 30, 2017. This net increase primarily reflected the effect of $19.6 million of net income and the positive impact related to awards under the stock-based compensation plan, the allocation of shares held by the ESOP and the increase in other comprehensive income, which were partially offset by $7.5 million of repurchases of outstanding common stock and $8.4 million of cash dividend payments. As a result of a July 19, 2017 mutual member vote, Third Federal Savings, MHC, the mutual holding company that owns 81% of the outstanding stock of the Company, waived the receipt of its share of the dividends paid. Refer to Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for additional details regarding the repurchase of shares of common stock and the dividend waiver.

Comparison of Operating Results for the Three Months Ended December 31, 2017 and 2016
Average balances and yields. The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effects thereof were not material. Average balances are derived from daily average balances. Non-accrual loans were included in the computation of loan average balances, but have been reflected in the table as carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense.

	Three Months Ended			Three Months Ended
	December 31, 2017			December 31, 2016
	Average Balance	Interest Income/ Expense	Yield/ Cost (1)	Average Balance	Interest Income/ Expense	Yield/ Cost (1)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash equivalents	$239,197	$783	1.31%	$202,236	$279	0.55%
Mortgage-backed securities	538,504	2,589	1.92%	522,938	1,853	1.42%
Loans (2)	12,486,857	102,626	3.29%	11,816,778	95,380	3.23%
Federal Home Loan Bank stock	90,401	1,231	5.45%	71,654	702	3.92%
Total interest-earning assets	13,354,959	107,229	3.21%	12,613,606	98,214	3.11%
Noninterest-earning assets	377,939			343,064
Total assets	$13,732,898			$12,956,670
Interest-bearing liabilities:
Checking accounts	$969,759	226	0.09%	$989,252	230	0.09%
Savings accounts	1,448,273	503	0.14%	1,520,395	529	0.14%
Certificates of deposit	5,751,520	22,265	1.55%	5,752,770	21,298	1.48%
Borrowed funds	3,643,213	14,247	1.56%	2,801,999	7,927	1.13%
Total interest-bearing liabilities	11,812,765	37,241	1.26%	11,064,416	29,984	1.08%
Noninterest-bearing liabilities	213,684			224,858
Total liabilities	12,026,449			11,289,274
Shareholders’ equity	1,706,449			1,667,396
Total liabilities and shareholders’ equity	$13,732,898			$12,956,670
Net interest income		$69,988			$68,230
Interest rate spread (1)(3)			1.95%			2.03%
Net interest-earning assets (4)	$1,542,194			$1,549,190
Net interest margin (1)(5)		2.10%			2.16%
Average interest-earning assets to average interest-bearing liabilities	113.06%			114.00%
Selected performance ratios:
Return on average assets (1)		0.57%			0.61%
Return on average equity (1)		4.60%			4.70%
Average equity to average assets		12.43%			12.87%
_________________

(1)	Annualized.

(2)	Loans include both mortgage loans held for sale and loans held for investment.

(3)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by total interest-earning assets.

General. Net income remained relatively flat at $19.6 million for the three months ended December 31, 2017 from the three months ended December 31, 2016. An increase in net interest income and an increase in the credit for loan losses were partially offset by an increase in income tax expense.
Interest and Dividend Income. Total interest income increased $9.0 million, or 9%, to $107.2 million during the three months ended December 31, 2017 compared to $98.2 million during the same three months in the prior year. The increase in interest income resulted primarily from an increase in interest income from loans, and to a lesser extent, interest earning cash equivalents, Federal Home Loan Bank stock and interest income on mortgage-backed securities.
Interest income on loans increased $7.2 million, or 8%, to $102.6 million for the three months ended December 31, 2017 compared to $95.4 million for the three months ended December 31, 2016. This increase was attributed primarily to a $670.1 million increase in the average balance of loans to $12.49 billion in the current three-month period compared to $11.82 billion during the same three months in the prior year as new loan production exceeded repayments and loan sales. The impact from the increase in the average balance of loans was combined with a six basis point increase in the average yield on loans to 3.29% for the three months ended December 31, 2017 from 3.23% for the same three months in the prior year. Increases in the prime rate between the two periods benefited the yield on home equity lines of credit for the three months ended December 31, 2017, and contributed to the higher overall average yield. There were loan sales of $29.9 million during the three months ended December 31, 2017, compared to loan sales of $72.5 million during the three months ended December 31, 2016.
Interest income on mortgage-backed securities increased $0.7 million, or 37%, to $2.6 million during the current three months compared to $1.9 million during the three months ended December 31, 2016. The increase was attributed primarily to a $15.6 million, or 3%, increase in the average balance of mortgage-backed securities to $538.5 million in the current three-month period compared to $522.9 million during the same three months in the prior year resulting from purchases exceeding principal paydowns and maturities. Combined with the impact of the increase in the average balance of mortgage-backed securities was a 50 basis point increase in the average yield on mortgage-backed securities to 1.92% during the three months ended December 31, 2017 from 1.42% during the three months ended December 31, 2016.
Interest Expense. Interest expense increased $7.2 million, or 24%, to $37.2 million during the current three months compared to $30.0 million during the three months ended December 31, 2016. The increase resulted primarily from an increase in interest expense on borrowed funds, and to a lesser extent, an increase in interest expense on certificates of deposit.
Interest expense on borrowed funds, all from the FHLB of Cincinnati, increased $6.3 million, or 80%, to $14.2 million during the three months ended December 31, 2017 from $7.9 million during the three months ended December 31, 2016. The increase was attributed to an $841.2 million, or 30%, increase in the average balance of borrowed funds to $3.64 billion during the current three months from $2.80 billion during the same three months of the prior year. The average rate paid for these funds was 1.56%, during the three months ended December 31, 2017 and 1.13% for the three months ended December 31, 2016, as market rates have increased between the two periods. The increase in borrowed funds was used to fund our balance sheet growth and our capital management activities, including share repurchases and dividend payments. The increases in borrowed funds took the form of mainly a combination of overnight and short-term advances with initial effective durations of approximately five years as hedged by interest rate swaps. Refer to the Extending the Duration of Funding Sources section of the Overview and Comparison of Financial Condition for further discussion.
Interest expense on CDs increased $1.0 million, or 5%, to $22.3 million during the three months ended December 31, 2017 compared to $21.3 million during the three months ended December 31, 2016. The increase was attributed primarily to a seven basis point increase in the average rate we paid on CDs to 1.55% during the current three months from 1.48% during the same three months last year offset by a $1.3 million, or less than 1%, decrease in the average balance of CDs to $5.75 billion for each period. Rates were adjusted on deposits in response to changes in general market rates as well as to changes in the rates paid by our competition.
Net Interest Income. Net interest income increased $1.8 million, or 3%, to $70.0 million during the three months ended December 31, 2017 from $68.2 million during the three months ended December 31, 2016. Average interest-earning assets increased during the current three-month period by $741.4 million, or 6%, when compared to the three months ended December 31, 2016. The increase in average assets was attributed primarily to the growth of our loan portfolio and to a lesser extent other interest-earning cash equivalents. In addition to the increase in average interest earning assets was a ten basis point increase in the yield on those assets to 3.21% from 3.11%. Our interest rate spread decreased eight basis points to 1.95% compared to 2.03% during the same three months last year. Our net interest margin was 2.10% for the current three-month period and 2.16% for the same three months in the prior period. Our interest rate spread and net interest margin narrowed as our overall funding costs increased more than our asset yields increased.

Provision for Loan Losses. Based on our evaluation of the factors described earlier, we recorded a credit for loan losses of $3.0 million during the three months ended December 31, 2017. We recorded no provision or credit for loan losses during the three months ended December 31, 2016. Continued strong recoveries of loan amounts previously charged off, low levels of current loan charge-offs and reduced exposure from home equity lines of credit coming to the end of the draw period resulted in the loan provision credit during the current period. Nevertheless, we continue our awareness of the relative values of residential properties in comparison to their cyclical peaks as well as the uncertainty that persists in the current economic environment, which continues to challenge many of our loan customers. As delinquencies in the portfolio have been resolved through pay-off, short sale or foreclosure, or management determines the collateral is not sufficient to satisfy the loan, uncollected balances have been charged against the allowance for loan losses previously provided. In the current three months, charge-offs and recoveries were essentially identical resulting in a marginal impact to net charge-offs, as compared to a net charge-off of $1.3 million during the three months ended December 31, 2016. Relatively flat net charge-offs and a $3.0 million credit for loan losses recorded for the current three months resulted in a decrease in the balance of the allowance for loan losses. The allowance for loan losses was $45.9 million, or 0.36% of the total recorded investment in loans receivable, at December 31, 2017, compared to $60.4 million, or 0.51% of the total recorded investment in loans receivable, at December 31, 2016. Balances of recorded investments are net of deferred fees or expenses and any applicable loans-in-process.
The total recorded investment in non-accrual loans decreased $0.5 million during the three-month period ended December 31, 2017 compared to a $2.6 million decrease during the three-month period ended December 31, 2016. The recorded investment in non-accrual loans in our residential Core portfolio decreased $1.5 million, or 3%, during the current three-month period, to $42.3 million at December 31, 2017. During the three-month period ended December 31, 2016, the recorded investment in non-accrual loans in our residential Core portfolio experienced a $2.3 million decrease to $49.0 million. At December 31, 2017, the recorded investment in our residential Core portfolio was $10.84 billion, compared to $10.76 billion at September 30, 2017. During the current three-month period, residential Core portfolio net recoveries were $0.2 million, as compared to net charge-offs of $0.5 million during the three months ended December 31, 2016.
The recorded investment in non-accrual loans in our residential Home Today portfolio decreased $1.3 million, or 7%, during the current three-month period to $16.8 million at December 31, 2017 compared to a $0.6 million increase during the three-month period ended December 31, 2016. At December 31, 2017, the recorded investment in our residential Home Today portfolio was $103.8 million, compared to $107.7 million at September 30, 2017. During the current three-month period, residential Home Today net charge-offs were $0.3 million, as compared to net charge-offs of $0.5 million during the three months ended December 31, 2016.
The recorded investment in non-accrual home equity loans and lines of credit increased $2.3 million, or 13%, during the current three-month period, to $19.5 million at December 31, 2017 compared to a $0.9 million decrease during the three-month period ended December 31, 2016. The recorded investment in our home equity loans and lines of credit portfolio at December 31, 2017 and September 30, 2017 was $1.65 billion and $1.57 billion, respectively. During the current three-month period, home equity loans and lines of credit net recoveries were $0.1 million as compared to net charge-offs of $0.3 million during the three months ended December 31, 2016. We believe that non-performing home equity loans and lines of credit, on a relative basis, represent a higher level of credit risk than residential Core loans as these home equity loans and lines of credit generally hold subordinated positions.
Non-Interest Income. Non-interest income decreased $0.6 million, or 11%, to $4.8 million during the three months ended December 31, 2017 when compared to $5.4 million during the three months ended December 31, 2016, mainly as a result of lower gains on sale of loans during the current three months. Gains on the sales of loans decreased $0.4 million between the current three months and the same three months of the prior year mainly as a result of the lower level of loan sales of $29.9 million during the current three months, as compared to loan sales of $72.5 million during the three months ended December 31, 2016.
Non-Interest Expense. Non-interest expense increased $0.5 million, or 1%, to $45.8 million during the three months ended December 31, 2017 when compared to $45.3 million during the three months ended December 31, 2016. This increase resulted primarily from a combination of higher office, property and equipment expense and marketing expense, partially offset by declines in compensation expense and real estate owned expenses. The $0.5 million million increase in marketing expense can be attributed to the timing of media campaigns supporting our lending activities. The $0.5 million million decrease in real estate owned expenses (which includes associated legal and maintenance expenses as well as gains (losses) on the disposal of properties) was driven in part by the decrease in real estate owned assets since September 30, 2017.
Income Tax Expense. The provision for income taxes was $12.4 million during the three months ended December 31, 2017 compared to $8.7 million during the three months ended December 31, 2016. The provision for the current three-month period included $11.8 million of federal income tax provision and $0.6 million of state income tax provision. The provision for the three months ended December 31, 2016 included $8.5 million of federal income tax provision and $0.2 million of state income tax provision. As a result of the passing of the Tax Cuts and Jobs Act on December 22, 2017, the federal income tax rate and structure changed. The Act includes a number of changes in existing tax law impacting businesses including a permanent reduction in the maximum corporate income tax rate from 35% to 21%. The rate reduction took effect on January 1, 2018, however, as a September 30 fiscal year end entity, the Company is required to use a blended maximum rate of approximately 24.5% for its entire September 30, 2018 fiscal year. In addition, due to the tax rate reduction, net deferred tax assets as of December 31, 2017 were revalued, resulting in a reduction in the value of the net deferred tax asset and the recording of approximately $4.6 million of additional income tax expense during the three months ended December 31, 2017. The reduction is subject to adjustment in future periods. Our effective federal tax rate was 37.6% during the three months ended December 31, 2017 and 30.2% during the three months ended December 31, 2016.

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
While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Association’s Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We generally seek to maintain a minimum liquidity ratio of 5% (which we compute as the sum of cash and cash equivalents plus unencumbered investment securities for which ready markets exist, divided by total assets). For the three months ended December 31, 2017, our liquidity ratio averaged 5.66%. We believe that we had sufficient sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2017.
We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities and the objectives of our asset/liability management program. Excess liquid assets are generally invested in interest-earning deposits and short- and intermediate-term securities.
Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2017, cash and cash equivalents totaled $323.6 million, which represented an increase of 21% from September 30, 2017.
Investment securities classified as available-for-sale, which provide additional sources of liquidity, totaled $539.0 million at December 31, 2017.
During the three-month period ended December 31, 2017, loan sales to Fannie Mae totaled $29.9 million, which included $0.5 million of loans that qualified under Fannie Mae's HARP II initiative and $3.2 million of loans that qualified under Fannie Mae's Home Ready initiative. Loans originated under the HARP II and Home Ready initiatives are classified as “held for sale” at origination. Loans originated under non-HARP II or non-Home Ready Fannie Mae compliant procedures are classified as “held for investment” until they are specifically identified for sale.
At December 31, 2017, $1.3 million of long-term, fixed-rate residential first mortgage loans were classified as “held for sale,” all of which qualified under either Fannie Mae's HARP II or Home Ready initiatives. There were no loan sale commitments outstanding at December 31, 2017.
Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows (unaudited) included in the unaudited interim Consolidated Financial Statements.
At December 31, 2017, we had $516.7 million in outstanding commitments to originate loans. In addition to commitments to originate loans, we had $1.54 billion in unfunded home equity lines of credit to borrowers. CDs due within one year of December 31, 2017 totaled $2.20 billion, or 26.7% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, sales of investment securities, other deposit products, including new CDs, brokered CDs, FHLB advances, borrowings from the FRB-Cleveland Discount Window or other collateralized borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the CDs due on or before December 31, 2018. We believe, however, based on past experience, that a significant portion of such deposits will remain with us. Generally, we have the ability to attract and retain deposits by adjusting the interest rates offered.
Our primary investing activities are originating residential mortgage loans, home equity loans and lines of credit and purchasing investments. During the three months ended December 31, 2017, we originated $540.8 million of residential mortgage loans, and $389.9 million of home equity loans and lines of credit, while during the three months ended December 31, 2016, we originated $708.1 million of residential mortgage loans and $236.0 million of home equity loans and lines of credit. We purchased $42.8 million of securities during the three months ended December 31, 2017, and $63.5 million during the three months ended December 31, 2016.
Financing activities consist primarily of changes in deposit accounts, changes in the balances of principal and interest owed on loans serviced for others, FHLB advances and borrowings from the FRB-Cleveland Discount Window. We experienced a net increase in total deposits of $55.7 million during the three months ended December 31, 2017, which reflected the active management of the offered rates on maturing CDs, compared to a net decrease of $95.4 million during the three months ended December 31, 2016. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. During the three months ended December 31, 2017, there was a $44.1 million increase in the balance of brokered CDs (exclusive of acquisition costs and subsequent amortization), which had a balance of $664.8 million at December 31, 2017. During the three months ended December 31, 2016 the balance of brokered CDs was $539.8 million. Principal and interest owed on loans serviced for others experienced a net decrease of $2.9 million to $32.9 million during the three months ended December 31, 2017 compared to a net decrease of $3.4 million to $46.0 million during the three months ended December 31, 2016. During the three months ended December 31, 2017, we increased our advances from the FHLB of Cincinnati by $87.5 million, as we funded: new loan originations; our capital initiatives; and actively managed our liquidity ratio. During the three months ended December 31, 2016, our advances from the FHLB of Cincinnati increased by $330.6 million.
Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of Cincinnati and the FRB-Cleveland Discount Window, each of which provides an additional source of funds. Also, in evaluating funding alternatives, we may participate in the brokered CDs market. At December 31, 2017 we had $3.76 billion of FHLB of Cincinnati advances and no outstanding borrowings from the FRB-Cleveland Discount Window. Additionally, at December 31, 2017, we had $664.8 million of brokered CDs. During the three months ended December 31, 2017, we had average outstanding advances from the FHLB of Cincinnati of $3.64 billion as compared to average outstanding advances of $2.80 billion during the three months ended December 31, 2016. The increase in net average balance in the current year reflects an increase in FHLB of Cincinnati borrowings as part of our efforts to lengthen the duration of our interest bearing funding sources as well as increases in the balance of our short-term borrowings used to fund: balance sheet growth; our net savings outflow; our capital initiatives; and to manage our on-balance sheet liquidity. Refer to the Extending the Duration of Funding Sources section of the Overview and the General section of Item 3. Quantitative and Qualitative Disclosures About Market Risk for further discussion. At December 31, 2017, we had the ability to immediately borrow an additional $60.0 million from the FHLB of Cincinnati and $67.2 million from the FRB-Cleveland Discount Window. From the perspective of collateral value securing FHLB of Cincinnati advances, our capacity limit for additional borrowings beyond the outstanding balance at December 31, 2017 was $4.86 billion, subject to satisfaction of the FHLB of Cincinnati common stock ownership requirement. To satisfy the common stock ownership requirement for the maximum limit of borrowing, we would have to increase our ownership of FHLB of Cincinnati common stock by an additional $97.2 million.
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
On January 1, 2016, the Association became subject to the "capital conservation buffer" requirement, which is being phased in over the next three years, increasing each year until fully implemented at 2.5% on January 1, 2019. The requirement would limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" consisting of 2.5% in addition to the minimum capital requirements. At December 31, 2017, the Association exceeded the fully phased in regulatory requirement for the "capital conservation buffer".
As of December 31, 2017, the Association exceeded all regulatory requirements to be considered “Well Capitalized” as presented in the table below (dollar amounts in thousands).

	Actual		Well Capitalized Levels
	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$1,490,345	20.17%	$738,987	10.00%
Tier 1 (Leverage) Capital to Net Average Assets	1,444,412	10.55%	684,707	5.00%
Tier 1 Capital to Risk-Weighted Assets	1,444,412	19.55%	591,190	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,444,398	19.55%	480,342	6.50%
The capital ratios of the Company as of December 31, 2017 are presented in the table below (dollar amounts in thousands).

	Actual
	Amount	Ratio
Total Capital to Risk-Weighted Assets	$1,729,207	23.30%
Tier 1 (Leverage) Capital to Net Average Assets	1,683,278	12.26%
Tier 1 Capital to Risk-Weighted Assets	1,683,278	22.69%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,683,278	22.69%
In addition to the operational liquidity considerations described above, which are primarily those of the Association, the Company, as a separate legal entity, also monitors and manages its own, parent company-only liquidity, which provides the source of funds necessary to support all of the parent company's stand-alone operations, including our capital distribution strategies, which encompass our share repurchase and dividend payment programs. The Company's primary source of liquidity is dividends received from the Association. The amount of dividends that the Association may declare and pay to the Company in any calendar year, without the receipt of prior approval from the OCC but with prior notice to the FRB-Cleveland, cannot exceed net income for the current calendar year-to-date period plus retained net income (as defined) for the preceding two calendar years, reduced by prior dividend payments made during those periods. In December 2017, the Company received an $85.0 million cash dividend from the Association. Because of its intercompany nature, this dividend payment had no impact on the Company's capital ratios or its consolidated statement of condition but reduced the Association's reported capital ratios.
On October 27, 2016, the Company announced that the Board of Directors approved the Company’s eighth stock repurchase program, which authorized the repurchase of up to 10,000,000 shares of the Company’s outstanding common stock. Repurchases under the eighth stock repurchase authorization began on January 6, 2017. There were 2,741,110 shares repurchased under that program between its start date and December 31, 2017. During the three months ended December 31, 2017, the Company repurchased $7.5 million of its common stock.
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

At December 31, 2017, the Company had, in the form of cash and a demand loan from the Association, $170.0 million of funds readily available to support its stand-alone operations.
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
During the three months ended December 31, 2017, $29.9 million of agency-compliant, long-term, fixed-rate mortgage loans were sold to Fannie Mae on a servicing retained basis. At December 31, 2017, $1.3 million of agency-compliant, long-term, fixed-rate residential first mortgage loans that qualified under Fannie Mae's HARP II or Home Ready programs, were classified as “held for sale.” Of the agency-compliant loan sales during the three months ended December 31, 2017, $3.7 million was comprised of long-term (15 to 30 years), fixed-rate first mortgage loans which were sold under Fannie Mae's HARP II or Home Ready programs, and $26.2 million was comprised of long-term (15 to 30 years), fixed-rate first mortgage loans which had been originated under our revised procedures and were sold to Fannie Mae under our reinstated seller contract, as described in the next paragraph. At December 31, 2017, we did not have any outstanding loan sales commitments.
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
In December 2015, the Association entered into its first interest rate swap agreements in over ten years. Each of the Association's swap agreements is registered on the Chicago Mercantile Exchange and involves the exchange of interest payment amounts based on a notional principal balance. No exchange of principal amounts occurs and the notional principal amount does not appear on our balance sheet. The Association uses swaps to extend the duration of its funding sources. In each of the Association's agreements, interest paid is based on a fixed rate of interest throughout the term of each agreement while interest received is based on an interest rate that resets at a specified interval (generally three months) throughout the term of each agreement. On the initiation date of the swap, the agreed upon exchange interest rates reflect market conditions at that point in time. Swaps generally require counterparty collateral pledges that ensure the counterparties' ability to comply with the conditions of the agreement. The notional amount of the Association's swap portfolio at December 31, 2017 was $1.58 billion. The swap portfolio's weighted average fixed pay rate was 1.65% and the weighted average remaining term was 4.2 years. Concurrent with the execution of each swap, the Association entered into a short-term borrowing from the FHLB of Cincinnati in an amount equal to the notional amount of the swap and with interest rate resets aligned with the reset interval of the swap. For $1.43 billion of our outstanding swaps, the borrowing proceeds represented new monies which were generally used to fund loans and investment securities. During the fiscal year ended September 30, 2016, swaps totaling $150.0 million were contracted to restructure existing longer-term FHLB borrowings. These restructuring transactions lowered our effective cost of funding but did not involve the receipt of new monies. Each individual swap agreement has been designated as a cash flow hedge of interest rate risk associated with the Company's variable rate borrowings from the FHLB of Cincinnati.
Economic Value of Equity. Using customized modeling software, the Association prepares periodic estimates of the amounts by which the net present value of its cash flows from assets, liabilities and off-balance sheet items (the association’s economic value of equity or EVE) would change in the event of a range of assumed changes in market interest rates. The simulation model uses a discounted cash flow analysis and an option-based pricing approach in measuring the interest rate sensitivity of EVE. The model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumption that instantaneous changes (measured in basis points) occur at all maturities along the United States Treasury yield curve and other relevant market interest rates. A basis point equals one, one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 2% to 3% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. The model is tailored specifically to our organization, which, we believe, improves its predictive accuracy. The following table presents the estimated changes in the Association’s EVE at December 31, 2017 that would result from the indicated instantaneous changes in the United States Treasury yield curve and other relevant market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

				EVE as a Percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)	Estimated EVE (2)	Estimated Increase (Decrease) in EVE		EVE Ratio (4)	Increase (Decrease) (basis points)
		Amount	Percent
	(Dollars in thousands)
+300	$1,375,835	$(666,304)	(32.63)%	10.80%	(364)
+200	1,638,663	(403,476)	(19.76)%	12.39%	(205)
+100	1,872,868	(169,271)	(8.29)%	13.66%	(78)
0	2,042,139	—	—	14.44%	—
-100	2,064,849	22,710	1.11%	14.26%	(18)
_________________

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	EVE Ratio represents EVE divided by the present value of assets.
The table above indicates that at December 31, 2017, in the event of an increase of 200 basis points in all interest rates, the Association would experience a 19.76% decrease in EVE. In the event of a 100 basis point decrease in interest rates, the Association would experience a 1.11% increase in EVE.
The following table is based on the calculations contained in the previous table, and sets forth the change in the EVE at a +200 basis point rate of shock at December 31, 2017, with comparative information as of September 30, 2017. By regulation, the Association must measure and manage its interest rate risk for interest rate shocks relative to established risk tolerances in EVE.
Risk Measure (+200 bps Rate Shock)

	At December 31, 2017	At September 30, 2017
Pre-Shock EVE Ratio	14.44%	15.05%
Post-Shock EVE Ratio	12.39%	13.13%
Sensitivity Measure in basis points	(205)	(192)
Percentage Change in EVE	(19.76)%	(18.33)%
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
Accordingly, although the EVE tables provide an indication of our interest rate risk exposure as of the indicated dates, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our EVE and will differ from actual results. In addition to our core business activities, which primarily sought to originate Smart Rate (adjustable), home equity lines of credit (adjustable) and 10-year fixed-rate loans funded by borrowings from the FHLB and intermediate term CDs (including brokered CDs), and which are intended to have a favorable impact on our IRR profile, the impact of several other items and events resulted in the 1.43% deterioration in the Percentage Change in EVE measure at December 31, 2017 when compared to the measure at September 30, 2017. The most significant factor contributing to the overall deterioration was the change in market interest rates, which included an increase of 40 basis points for the two-year term, an increase of 27 basis points for the five-year term and an increase of seven basis points for the ten-year term, and which resulted in a decrease of 1.12% in the Percentage Change in EVE. Combined with this deterioration was the impact of $85.0 million in cash dividends that the Association paid to the Company. Because of its intercompany nature, this payment had no impact on the Company's capital position, or the Company's overall IRR profile but reduced the Association's regulatory capital and regulatory capital ratios and negatively impacted the Association's Percentage Change in EVE by approximately 0.76%. Partially offsetting the unfavorable impact of the two preceding factors, numerous modifications and enhancements to our modeling assumptions and methodologies, which are continually challenged and evaluated, on a net basis, positively impacted the Association's Percentage Change in EVE by 0.07%. Finally, while our core business activities, as described at the beginning of this paragraph, are generally intended to have a favorable impact our our IRR profile, the actual impact is determined by a number of factors, including the pace of mortgage asset additions to our balance sheet (including consideration of outstanding commitments to originate those assets), in comparison to the pace of the addition of duration extending funding sources. During the current fiscal year-to-date period, the net affect of mortgage asset accumulation and funding source extension resulted in 0.38% of improvement to our Percentage Change in EVE. The IRR simulation results presented above were in line with management's expectations and were within the risk limits established by our Board of Directors.
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
Earnings at Risk. In addition to EVE calculations, we use our simulation model to analyze the sensitivity of our net interest income to changes in interest rates (the institution’s EaR). Net interest income is the difference between the interest income that we earn on our interest-earning assets, such as loans and securities, and the interest that we pay on our interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what our net interest income would be for prospective 12 and 24 month periods using customized (based on our portfolio characteristics) assumptions with respect to loan prepayment rates, default rates and deposit decay rates, and the implied forward yield curve as of the market date for assumptions as to projected interest rates. We then calculate what our estimated net interest income would be for the same period under numerous interest rate scenarios. The simulation process is subject to continual enhancement, modification, refinement and adaptation in order that it might most accurately reflect our current circumstances, factors and expectations. As of December 31, 2017, we estimated that our EaR for the 12 months ending December 31, 2018 would decrease by 2.33% in the event that market interest rates used in the simulation were adjusted in equal monthly amounts (termed a "ramped" format) during the 12 month measurement period to an aggregate increase of 200 basis points. This assumption differs from the assumption used to report our EaR estimates in reporting periods prior to March 31, 2017, when our EaR disclosures were determined under assumed instantaneous changes in market interest rates. During the March 31, 2017 quarter, based on a review of the predominate practices disclosed by other similarly profiled financial institutions, the Association adopted the "ramped" assumption in preparing the EaR simulation estimates for use in its public disclosures. In addition to conforming to predominate industry practice, the Association also believes that the ramped assumption provides a more probable/plausible scenario for net interest income simulations than instantaneous shocks which provide a theoretical analysis but a much less credible economic scenario. The Board's Risk Committee has ratified the use of the updated limit structure. At December 31, 2017, the IRR simulation results were in line with management's expectations and were within the risk limits established by our Board of Directors. The Association continues to calculate instantaneous scenarios, and as of December 31, 2017, we estimated that our EaR for the 12 months ending December 31, 2018 would decrease by 5.19% in the event of an instantaneous 200 basis point increase in market interest rates.
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
EVE is considered as a point in time calculation with a "liquidation" view of the Association where all the cash flows (including interest, principal and prepayments) are modeled and discounted using discount factors derived from the current market yield curves. It provides a long term view and helps to define changes in equity and duration as a result of changes in interest rates. On the other hand, EaR is based on balance sheet projections going one year and two years forward and assumes new business volume and pricing to calculate net interest income under different interest rate environments. EaR is calculated to determine the sensitivity of net interest income under different interest rate scenarios. With each of these models specific policy limits have been established that are compared with the actual month end results. These limits have been approved by the Association's Board of Directors and are used as benchmarks to evaluate and moderate interest rate risk. In the event that there is a breach of policy limits that extends beyond two consecutive quarter end measurement periods, management is responsible for taking such action, similar to those described under the preceding heading of General, as may be necessary in order to return the Association's interest rate risk profile to a position that is in compliance with the policy. At December 31, 2017, the IRR profile as disclosed above was within our internal limits.
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
Item 1A. Risk Factors
In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factor represents material updates and additions to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017 as filed with the Securities and Exchange Commission on November 22, 2017 (File No. 001-33390). Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factor set forth below also is a cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.
We may be adversely affected by recent changes in U.S. tax laws.
Changes in tax laws contained in the Tax Cuts and Jobs Act, which was enacted in December 2017, include a number of provisions that will have an impact on the banking industry, borrowers and the market for single-family residential real estate. Changes include (i) a lower limit on the deductibility of mortgage interest on single-family residential mortgage loans, (ii) the elimination of interest deductions for home equity loans, (iii) a limitation on the deductibility of business interest expense and (iv) a limitation on the deductibility of property taxes and state and local income taxes.
The recent changes in the tax laws may have an adverse effect on the market for, and valuation of, residential properties, and on the demand for such loans in the future, and could make it harder for borrowers to make their loan payments. In addition, these recent changes may also have a disproportionate effect on taxpayers in states with high residential home prices and high state and local taxes. If home ownership becomes less attractive, demand for mortgage loans could decrease. The value of the properties securing loans in our loan portfolio may be adversely impacted as a result of the changing economics of home ownership, which could require an increase in our provision for loan losses, which would reduce our profitability and could materially adversely affect our business, financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table summarizes our stock repurchase activity during the quarter ended December 31, 2017.

		Average	Total Number of	Maximum Number
	Total Number	Price	Shares Purchased	of Shares that May
	of Shares	Paid per	as Part of Publicly	Yet be Purchased
Period	Purchased	Share	Announced Plans (1)	Under the Plans
October 1, 2017 through October 31, 2017	88,000	$15.88	88,000	7,662,890
November 1, 2017 through November 30, 2017	204,000	15.22	204,000	7,458,890
December 1, 2017 through December 31, 2017	200,000	15.20	200,000	7,258,890
	492,000	15.33	492,000

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

The following unaudited financial statements from TFS Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017, filed on February 8, 2018, formatted in XBRL: (i) Consolidated Statements of Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Unaudited Interim Consolidated Financial Statements.

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

TFS Financial Corporation

Dated:	February 8, 2018	/s/ Marc A. Stefanski
Marc A. Stefanski
Chairman of the Board, President and Chief Executive Officer

Dated:	February 8, 2018	/s/ David S. Huffman
David S. Huffman
Chief Financial Officer and Secretary