Form 10-Q
period 2018-06-30
TFS Financial CORP
filed 2018-08-07
CIK 1381668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-Q
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2018
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging grow th company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

As of August 3, 2018, there were 280,372,327 shares of the Registrant’s common stock, par value $0.01 per share, outstanding, of which 227,119,132 shares, or 81.0% of the Registrant’s common stock, were held by Third Federal Savings and Loan Association of Cleveland, MHC, the Registrant’s mutual holding company.

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

Item 1. Financial Statements
TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION (unaudited)
(In thousands, except share data)

	June 30, 2018	September 30, 2017
ASSETS
Cash and due from banks	$31,105	$35,243
Interest-earning cash equivalents	227,442	232,975
Cash and cash equivalents	258,547	268,218
Investment securities available for sale (amortized cost $556,829 and $541,964, respectively)	541,958	537,479
Mortgage loans held for sale, at lower of cost or market ($1,719 and $0 measured at fair value, respectively)	1,717	351
Loans held for investment, net:
Mortgage loans	12,673,233	12,434,339
Other consumer loans	3,040	3,050
Deferred loan expenses, net	38,080	30,865
Allowance for loan losses	(42,971)	(48,948)
Loans, net	12,671,382	12,419,306
Mortgage loan servicing rights, net	9,111	8,375
Federal Home Loan Bank stock, at cost	93,544	89,990
Real estate owned	3,191	5,521
Premises, equipment, and software, net	63,282	60,875
Accrued interest receivable	36,883	35,479
Bank owned life insurance contracts	210,473	205,883
Other assets	46,505	61,086
TOTAL ASSETS	$13,936,593	$13,692,563
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$8,408,288	$8,151,625
Borrowed funds	3,664,761	3,671,377
Borrowers’ advances for insurance and taxes	60,496	100,446
Principal, interest, and related escrow owed on loans serviced	22,688	35,766
Accrued expenses and other liabilities	35,066	43,390
Total liabilities	12,191,299	12,002,604
Commitments and contingent liabilities
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 332,318,750 shares issued; 280,450,062 and 281,291,750 outstanding at June 30, 2018 and September 30, 2017, respectively	3,323	3,323
Paid-in capital	1,725,049	1,722,672
Treasury stock, at cost; 51,868,688 and 51,027,000 shares at June 30, 2018 and September 30, 2017, respectively	(751,173)	(735,530)
Unallocated ESOP shares	(49,834)	(53,084)
Retained earnings—substantially restricted	798,626	760,070
Accumulated other comprehensive income (loss)	19,303	(7,492)
Total shareholders’ equity	1,745,294	1,689,959
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$13,936,593	$13,692,563
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(In thousands, except share and per share data)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$105,956	$99,699	$313,821	$292,755
Investment securities available for sale	2,891	2,522	8,239	6,573
Other interest and dividend earning assets	2,271	1,500	6,467	3,690
Total interest and dividend income	111,118	103,721	328,527	303,018
INTEREST EXPENSE:
Deposits	26,310	21,831	72,934	65,208
Borrowed funds	14,535	11,618	43,634	29,022
Total interest expense	40,845	33,449	116,568	94,230
NET INTEREST INCOME	70,273	70,272	211,959	208,788
PROVISION (CREDIT) FOR LOAN LOSSES	(2,000)	(4,000)	(9,000)	(10,000)
NET INTEREST INCOME AFTER PROVISION (CREDIT) FOR LOAN LOSSES	72,273	74,272	220,959	218,788
NON-INTEREST INCOME:
Fees and service charges, net of amortization	2,018	1,714	5,577	5,163
Net gain on the sale of loans	2,529	259	3,072	1,472
Increase in and death benefits from bank owned life insurance contracts	1,538	1,703	4,601	4,866
Other	1,106	1,128	3,401	3,223
Total non-interest income	7,191	4,804	16,651	14,724
NON-INTEREST EXPENSE:
Salaries and employee benefits	27,199	23,470	76,509	71,170
Marketing services	5,284	5,183	16,338	14,509
Office property, equipment and software	7,135	5,985	20,514	17,969
Federal insurance premium and assessments	2,800	2,531	8,526	7,467
State franchise tax	1,176	1,318	3,586	3,989
Real estate owned expense, net	524	376	1,643	2,256
Other expenses	7,311	5,806	19,777	17,865
Total non-interest expense	51,429	44,669	146,893	135,225
INCOME BEFORE INCOME TAXES	28,035	34,407	90,717	98,287
INCOME TAX EXPENSE	7,160	11,619	26,915	32,428
NET INCOME	$20,875	$22,788	$63,802	$65,859
Earnings per share—basic and diluted	$0.07	$0.08	$0.23	$0.23
Weighted average shares outstanding
Basic	275,468,237	277,056,490	275,647,589	277,590,340
Diluted	277,200,873	278,986,397	277,346,709	279,719,537

See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(In thousands)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$20,875	$22,788	$63,802	$65,859
Other comprehensive income (loss), net of tax:
Net change in unrealized loss on securities available for sale	(1,301)	2,446	(7,560)	(2,889)
Net change in cash flow hedges	5,675	(3,199)	33,487	9,678
Change in pension obligation	316	345	910	1,036
Total other comprehensive income (loss)	4,690	(408)	26,837	7,825
Total comprehensive income	$25,565	$22,380	$90,639	$73,684
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)
(In thousands, except share and per share data)

	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at September 30, 2016	$3,323	$1,716,818	$(681,569)	$(57,418)	$698,930	$(19,626)	$1,660,458
Net income	—	—	—	—	65,859	—	65,859
Other comprehensive income, net of tax	—	—	—	—	—	7,825	7,825
ESOP shares allocated or committed to be released	—	2,398	—	3,250	—	—	5,648
Compensation costs for stock-based plans	—	3,004	—	—	(29)	—	2,975
Purchase of treasury stock (2,561,710 shares)	—	—	(43,349)	—	—	—	(43,349)
Treasury stock allocated to restricted stock plan	—	(1,067)	(1,478)	—	—	—	(2,545)
Dividends paid to common shareholders ($0.375 per common share)	—	—	—	—	(19,247)	—	(19,247)
Balance at June 30, 2017	$3,323	$1,721,153	$(726,396)	$(54,168)	$745,513	$(11,801)	$1,677,624

Balance at September 30, 2017	$3,323	$1,722,672	$(735,530)	$(53,084)	$760,070	$(7,492)	$1,689,959
Net income	—	—	—	—	63,802	—	63,802
Other comprehensive income, net of tax	—	—	—	—	42	26,795	26,837
ESOP shares allocated or committed to be released	—	1,697	—	3,250	—	—	4,947
Compensation costs for stock-based plans	—	3,629	—	—	—	—	3,629
Purchase of treasury stock (1,113,911 shares)	—	—	(16,994)	—	—	—	(16,994)
Treasury stock allocated to restricted stock plan	—	(2,949)	1,351	—	—	—	(1,598)
Dividends paid to common shareholders ($0.51 per common share)	—	—	—	—	(25,288)	—	(25,288)
Balance at June 30, 2018	$3,323	$1,725,049	$(751,173)	$(49,834)	$798,626	$19,303	$1,745,294
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (in thousands)

	For the Nine Months Ended
	June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$63,802	$65,859
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	8,576	8,623
Depreciation and amortization	19,517	16,542
Deferred income taxes	4,565	(117)
Provision (credit) for loan losses	(9,000)	(10,000)
Net gain on the sale of loans	(3,072)	(1,472)
Other net losses	411	253
Principal repayments on and proceeds from sales of loans held for sale	15,697	23,491
Loans originated for sale	(17,032)	(19,831)
Increase in bank owned life insurance contracts	(4,590)	(4,731)
Cash collateral received from derivative counterparties	48,265	6,043
Net increase in interest receivable and other assets	(4,774)	(701)
Net decrease in accrued expenses and other liabilities	(6,029)	(2,605)
Net cash provided by operating activities	116,336	81,354
CASH FLOWS FROM INVESTING ACTIVITIES:
Loans originated	(2,473,615)	(2,632,204)
Principal repayments on loans	1,861,161	1,878,296
Proceeds from principal repayments and maturities of:
Securities available for sale	102,843	116,871
Proceeds from sale of:
Loans	356,350	195,756
Real estate owned	5,500	6,657
Purchases of:
FHLB stock	(3,554)	(17,257)
Securities available for sale	(121,113)	(137,272)
Premises and equipment	(6,716)	(1,339)
Other	—	530
Net cash used in investing activities	(279,144)	(589,962)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	256,663	(155,509)
Net decrease in borrowers' advances for insurance and taxes	(39,950)	(36,449)
Net decrease in principal and interest owed on loans serviced	(13,078)	(23,932)
Net increase in short-term borrowed funds	173,557	910,244
Proceeds from long-term borrowed funds	15,088	—
Repayment of long-term borrowed funds	(195,261)	(86,267)
Purchase of treasury shares	(16,996)	(44,027)
Acquisition of treasury shares through net settlement of stock benefit plans compensation	(1,598)	(2,545)
Dividends paid to common shareholders	(25,288)	(19,247)
Net cash provided by financing activities	153,137	542,268
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(9,671)	33,660
CASH AND CASH EQUIVALENTS—Beginning of period	268,218	231,239
CASH AND CASH EQUIVALENTS—End of period	$258,547	$264,899
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest on deposits	$71,507	$65,168
Cash paid for interest on borrowed funds	42,850	24,316
Cash paid for income taxes	25,092	30,955
SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to real estate owned	3,414	5,597
Transfer of loans from held for sale to held for investment	149	—
Transfer of loans from held for investment to held for sale	356,562	196,540
Treasury stock issued for stock benefit plans	2,949	1,067
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands unless otherwise indicated)

1.	BASIS OF PRESENTATION
TFS Financial Corporation, a federally chartered stock holding company, conducts its principal activities through its wholly owned subsidiaries. The principal line of business of the Company is retail consumer banking, including mortgage lending, deposit gathering, and, to a much lesser extent, other financial services. As of June 30, 2018, approximately 81% of the Company’s outstanding shares were owned by a federally chartered mutual holding company, Third Federal Savings and Loan Association of Cleveland, MHC. The thrift subsidiary of TFS Financial Corporation is Third Federal Savings and Loan Association of Cleveland.
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
The unaudited interim consolidated financial statements were prepared without an audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial condition of the Company at June 30, 2018, and its results of operations and cash flows for the periods presented. Such adjustments are the only adjustments reflected in the unaudited interim financial statements. Reclassifications in the amounts of $265 and $795 have been made between the salaries and employee benefits and other non-interest expense line items within the Consolidated Statements of Income for the three and nine months ended June 30, 2017 to conform to the required presentation of net benefit cost prescribed by ASU 2017-07 Compensation - Retirement Benefits (Topic 715) that was adopted by the Company as of October 1, 2017. A reclassification in the amount of $700,000 has been made between the proceeds from long-term borrowed funds and net increase in short-term borrowed funds line items within the Consolidated Statements of Cash Flows for the nine months ended June 30, 2017 to conform to the classification presented for the nine months ended June 30, 2018.
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
Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. For purposes of computing earnings per share amounts, outstanding shares include shares held by the public, shares held by the ESOP that have been allocated to participants or committed to be released for allocation to participants, the 227,119,132 shares held by Third Federal Savings, MHC, and, for purposes of computing dilutive earnings per share, stock options and restricted stock units with a dilutive impact. Unvested shares awarded pursuant to the Company's restricted stock plans are treated as participating securities in the computation of EPS pursuant to the two-class method as they contain nonforfeitable rights to dividends. The two-class method is an earnings allocation that determines EPS for each class of common stock and participating security. At June 30, 2018 and 2017, respectively, the ESOP held 4,983,406 and 5,416,746 shares, respectively, that were neither allocated to participants nor committed to be released to participants.

The following is a summary of the Company's earnings per share calculations.

	For the Three Months Ended June 30,
	2018			2017
	Income	Shares	Per share amount	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$20,875			$22,788
Less: income allocated to restricted stock units	287			216
Basic earnings per share:
Income available to common shareholders	$20,588	275,468,237	$0.07	$22,572	277,056,490	$0.08
Diluted earnings per share:
Effect of dilutive potential common shares		1,732,636			1,929,907
Income available to common shareholders	$20,588	277,200,873	$0.07	$22,572	278,986,397	$0.08

	For the Nine Months Ended June 30,
	2018			2017
	Income	Shares	Per share amount	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$63,802			$65,859
Less: income allocated to restricted stock units	829			641
Basic earnings per share:
Income available to common shareholders	$62,973	275,647,589	$0.23	$65,218	277,590,340	$0.23
Diluted earnings per share:
Effect of dilutive potential common shares		1,699,120			2,129,197
Income available to common shareholders	$62,973	277,346,709	$0.23	$65,218	279,719,537	$0.23
The following is a summary of outstanding stock options and restricted stock units that are excluded from the computation of diluted earnings per share because their inclusion would be anti-dilutive.

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2018	2017	2018	2017
Options to purchase shares	2,111,540	1,105,440	2,148,840	693,900
Restricted stock units	—	16,500	11,001	16,500

3.	INVESTMENT SECURITIES
Investments available for sale are summarized as follows:

	June 30, 2018
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
REMICs	$544,790	$12	$(14,991)	$529,811
Fannie Mae certificates	8,071	277	(168)	8,180
U.S. government obligations	3,968	—	(1)	3,967
Total	$556,829	$289	$(15,160)	$541,958

	September 30, 2017
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
REMICs	$533,427	$52	$(4,943)	$528,536
Fannie Mae certificates	8,537	419	(13)	8,943
Total	$541,964	$471	$(4,956)	$537,479
Gross unrealized losses on available for sale securities and the estimated fair value of the related securities, aggregated by the length of time the securities have been in a continuous loss position, at June 30, 2018 and September 30, 2017, were as follows:

	June 30, 2018
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$223,447	$4,810	$301,059	$10,181	$524,506	$14,991
Fannie Mae certificates	4,347	168	—	—	4,347	168
U.S. government obligations	3,967	1	—	—	3,967	1
Total	$231,761	$4,979	$301,059	$10,181	$532,820	$15,160

	September 30, 2017
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$246,113	$1,508	$260,837	$3,435	$506,950	$4,943
Fannie Mae certificates	4,601	13	—	—	4,601	13
Total	$250,714	$1,521	$260,837	$3,435	$511,551	$4,956

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
Since the decline in value is attributable to changes in interest rates and not credit quality and because the Company has neither the intent to sell the securities nor is it more likely than not the Company will be required to sell the securities for the time periods necessary to recover the amortized cost, these investments are not considered other-than-temporarily impaired. At June 30, 2018, the amortized cost and fair value of U.S. government obligations, categorized as due in more than one year but less than five years, are $3,968 and $3,967, respectively. At September 30, 2017, the Company did not have U.S. government obligations.

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES
Loans held for investment consist of the following:

	June 30, 2018	September 30, 2017
Real estate loans:
Residential Core	$10,805,753	$10,746,204
Residential Home Today	98,252	108,964
Home equity loans and lines of credit	1,747,863	1,552,315
Construction	60,715	60,956
Real estate loans	12,712,583	12,468,439
Other consumer loans	3,040	3,050
Add (deduct):
Deferred loan expenses, net	38,080	30,865
Loans in process ("LIP")	(39,350)	(34,100)
Allowance for loan losses	(42,971)	(48,948)
Loans held for investment, net	$12,671,382	$12,419,306
At June 30, 2018 and September 30, 2017, respectively, $1,717 and $351 of loans were classified as mortgage loans held for sale.
A large concentration of the Company’s lending is in Ohio and Florida. As of June 30, 2018 and September 30, 2017, the percentage of aggregate Residential Core, Home Today and Construction loans held in Ohio were 56% and 57%, respectively, and the percentage held in Florida was 16% as of both dates. As of June 30, 2018 and September 30, 2017, home equity loans and lines of credit were concentrated in Ohio (36% and 39%), Florida (21% and 22% ), and California (14% and 13%).
Home Today was an affordable housing program targeted to benefit low- and moderate-income home buyers and most loans under the program were originated prior to 2009. No new loans were originated under the Home Today program after September 30, 2016. Through this program the Association provided the majority of loans to borrowers who would not otherwise qualify for the Association’s loan products, generally because of low credit scores. Although the credit profiles of borrowers in the Home Today program might be described as sub-prime, Home Today loans generally contained the same features as loans offered to our Residential Core borrowers. Borrowers with a Home Today loan completed financial management education and counseling and were referred to the Association by a sponsoring organization with which the Association partnered as part of the program. Because the Association applied less stringent underwriting and credit standards to the majority of Home Today loans, loans originated under the program have greater credit risk than its traditional residential real estate mortgage loans in the Residential Core portfolio. As of June 30, 2018 and September 30, 2017, the principal balance of Home Today loans originated prior to March 27, 2009 was $94,824 and $105,485, respectively. Since loans are no longer originated under the Home Today program, the Home Today portfolio will continue to decline in balance due to contractual amortization. To supplant the Home Today product and to continue to meet the credit needs of customers and the communities served, during fiscal 2016 the Association began to offer Fannie Mae eligible, Home Ready loans. These loans are originated in accordance with Fannie Mae's underwriting standards. While the Association retains the servicing to these loans, the loans, along with the credit risk associated therewith, are securitized/sold to Fannie Mae. The Association does not offer, and has not offered, loan products frequently considered to be designed to target sub-prime borrowers containing features such as higher fees or higher rates, negative amortization, a loan-to-value ratio greater than 100%, or pay option adjustable-rate mortgages.

An age analysis of the recorded investment in loan receivables that are past due at June 30, 2018 and September 30, 2017 is summarized in the following tables. When a loan is more than one month past due on its scheduled payments, the loan is considered 30 days or more past due. Balances are adjusted for deferred loan fees or expenses and any applicable loans-in-process.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
June 30, 2018
Real estate loans:
Residential Core	$6,509	$4,106	$9,923	$20,538	$10,801,943	$10,822,481
Residential Home Today	2,495	945	4,937	8,377	89,752	98,129
Home equity loans and lines of credit	4,361	1,535	5,913	11,809	1,757,581	1,769,390
Construction	—	—	—	—	21,313	21,313
Total real estate loans	13,365	6,586	20,773	40,724	12,670,589	12,711,313
Other consumer loans	—	—	—	—	3,040	3,040
Total	$13,365	$6,586	$20,773	$40,724	$12,673,629	$12,714,353

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
September 30, 2017
Real estate loans:
Residential Core	$6,077	$2,593	$11,975	$20,645	$10,740,398	$10,761,043
Residential Home Today	4,067	1,496	6,851	12,414	95,269	107,683
Home equity loans and lines of credit	4,418	1,952	5,408	11,778	1,558,273	1,570,051
Construction	—	—	—	—	26,427	26,427
Total real estate loans	14,562	6,041	24,234	44,837	12,420,367	12,465,204
Other consumer loans	—	—	—	—	3,050	3,050
Total	$14,562	$6,041	$24,234	$44,837	$12,423,417	$12,468,254
At June 30, 2018 and September 30, 2017, real estate loans include $10,438 and $14,736, respectively, of loans that were in the process of foreclosure.
Loans are placed in non-accrual status when they are contractually 90 days or more past due. Loans with a partial charge-off are placed in non-accrual and will remain in non-accrual status until, at a minimum, the impairment is recovered. Loans restructured in TDRs that were in non-accrual status prior to the restructurings remain in non-accrual status for a minimum of six months after restructuring. Loans restructured in TDRs with a high debt-to-income ratio at the time of modification are placed in non-accrual status for a minimum of twelve months. Additionally, home equity loans and lines of credit where the customer has a severely delinquent first mortgage loan and loans in Chapter 7 bankruptcy status where all borrowers have filed, and not reaffirmed or been dismissed, are placed in non-accrual status.
The recorded investment of loans in non-accrual status is summarized in the following table. Balances are adjusted for deferred loan fees or expenses.

	June 30, 2018	September 30, 2017
Real estate loans:
Residential Core	$39,618	$43,797
Residential Home Today	14,799	18,109
Home equity loans and lines of credit	16,917	17,185
Total non-accrual loans	$71,334	$79,091

At June 30, 2018 and September 30, 2017, respectively, the recorded investment in non-accrual loans includes $50,562 and $54,858, which are performing according to the terms of their agreement, of which $30,751 and $34,142 are loans in Chapter 7 bankruptcy status primarily where all borrowers have filed, and have not reaffirmed or been dismissed.
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
The recorded investment in loan receivables at June 30, 2018 and September 30, 2017 is summarized in the following table. The table provides details of the recorded balances according to the method of evaluation used for determining the allowance for loan losses, distinguishing between determinations made by evaluating individual loans and determinations made by evaluating groups of loans not individually evaluated. Balances of recorded investments are adjusted for deferred loan fees or expenses and any applicable loans-in-process.

	June 30, 2018			September 30, 2017
	Individually	Collectively	Total	Individually	Collectively	Total
Real estate loans:
Residential Core	$92,724	$10,729,757	$10,822,481	$94,747	$10,666,296	$10,761,043
Residential Home Today	43,139	54,990	98,129	46,641	61,042	107,683
Home equity loans and lines of credit	45,800	1,723,590	1,769,390	39,172	1,530,879	1,570,051
Construction	—	21,313	21,313	—	26,427	26,427
Total real estate loans	181,663	12,529,650	12,711,313	180,560	12,284,644	12,465,204
Other consumer loans	—	3,040	3,040	—	3,050	3,050
Total	$181,663	$12,532,690	$12,714,353	$180,560	$12,287,694	$12,468,254
An analysis of the allowance for loan losses at June 30, 2018 and September 30, 2017 is summarized in the following table. The analysis provides details of the allowance for loan losses according to the method of evaluation, distinguishing between allowances for loan losses determined by evaluating individual loans and allowances for loan losses determined by evaluating groups of loans collectively.

	June 30, 2018			September 30, 2017
	Individually	Collectively	Total	Individually	Collectively	Total
Real estate loans:
Residential Core	$7,262	$11,221	$18,483	$7,336	$6,850	$14,186
Residential Home Today	2,216	1,156	3,372	2,250	2,258	4,508
Home equity loans and lines of credit	2,551	18,561	21,112	1,475	28,774	30,249
Construction	—	4	4	—	5	5
Total	$12,029	$30,942	$42,971	$11,061	$37,887	$48,948
At June 30, 2018 and September 30, 2017, individually evaluated loans that required an allowance were comprised only of loans evaluated for impairment based on the present value of cash flows, such as performing TDRs, and loans with a further deterioration in the fair value of collateral not yet identified as uncollectible. All other individually evaluated loans received a charge-off, if applicable.

Because many variables are considered in determining the appropriate level of general valuation allowances, directional changes in individual considerations do not always align with the directional change in the balance of a particular component of the general valuation allowance. At June 30, 2018 and September 30, 2017, respectively, allowances on individually reviewed loans evaluated for impairment based on the present value of cash flows, such as performing TDRs, were $11,943 and $11,061; and allowances on loans with further deteriorations in the fair value of collateral not yet identified as uncollectible were $86 and $0.
Residential Core mortgage loans represent the largest portion of the residential real estate portfolio. The Company believes overall credit risk is low based on the nature, composition, collateral, products, lien position and performance of the portfolio. The portfolio does not include loan types or structures that have historically experienced severe performance problems at other financial institutions (sub-prime, no documentation or pay option adjustable-rate mortgages). The portfolio contains adjustable-rate mortgage loans whereby the interest rate is locked initially for mainly three or five years then resets annually, subject to various re-lock options available to the borrower. The adjustable-rate feature may impact a borrower's ability to afford the higher payments upon rate reset during periods of rising interest rates. The principal amount of loans in the portfolio that are adjustable-rate mortgage loans was $5,065,976 and $4,816,567 at June 30, 2018 and September 30, 2017, respectively.
As described earlier in this footnote, Home Today loans have greater credit risk than traditional residential real estate mortgage loans. At June 30, 2018 and September 30, 2017, respectively, approximately 19% and 22% of Home Today loans include private mortgage insurance coverage. The majority of the coverage on these loans was provided by PMI Mortgage Insurance Co., which was seized by the Arizona Department of Insurance in 2011 and currently pays all claim payments at 72.5%. Appropriate adjustments have been made to the Association’s affected valuation allowances and charge-offs, and estimated loss severity factors were adjusted accordingly for loans evaluated collectively. The amount of loans in the Association's total owned residential portfolio covered by mortgage insurance provided by PMIC as of June 30, 2018 and September 30, 2017, respectively, was $43,997 and $61,470, of which $41,083 and $56,511 was current. The amount of loans in the Association's total owned residential portfolio covered by mortgage insurance provided by Mortgage Guaranty Insurance Corporation as of June 30, 2018 and September 30, 2017, respectively, was $22,677 and $28,946 of which $22,558 and $28,870 was current. As of June 30, 2018, MGIC's long-term debt rating, as published by the major credit rating agencies, did not meet the requirements to qualify as "high credit quality"; however, MGIC continues to make claims payments in accordance with its contractual obligations and the Association has not increased its estimated loss severity factors related to MGIC's claim paying ability. No other loans were covered by mortgage insurers that were deferring claim payments or which were assessed as being non-investment grade.
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
The Association originates construction loans to individuals for the construction of their personal single-family residence by a qualified builder (construction/permanent loans). The Association’s construction/permanent loans generally provide for disbursements to the builder or sub-contractors during the construction phase as work progresses. During the construction phase, the borrower only pays interest on the drawn balance. Upon completion of construction, the loan converts to a permanent amortizing loan without the expense of a second closing. The Association offers construction/permanent loans with fixed or adjustable-rates, and a current maximum loan-to-completed-appraised value ratio of 85%.
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

The recorded investment and the unpaid principal balance of impaired loans, including those reported as TDRs, as of June 30, 2018 and September 30, 2017 are summarized as follows. Balances of recorded investments are adjusted for deferred loan fees or expenses.

	June 30, 2018			September 30, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related IVA recorded:
Residential Core	$53,188	$69,202	$—	$47,507	$65,132	$—
Residential Home Today	16,386	35,626	—	18,780	41,064	—
Home equity loans and lines of credit	22,382	28,769	—	18,793	25,991	—
Total	$91,956	$133,597	$—	$85,080	$132,187	$—
With an IVA recorded:
Residential Core	$39,536	$39,585	$7,262	$47,240	$47,747	$7,336
Residential Home Today	26,753	26,722	2,216	27,861	28,210	2,250
Home equity loans and lines of credit	23,418	23,445	2,551	20,379	20,389	1,475
Total	$89,707	$89,752	$12,029	$95,480	$96,346	$11,061
Total impaired loans:
Residential Core	$92,724	$108,787	$7,262	$94,747	$112,879	$7,336
Residential Home Today	43,139	62,348	2,216	46,641	69,274	2,250
Home equity loans and lines of credit	45,800	52,214	2,551	39,172	46,380	1,475
Total	$181,663	$223,349	$12,029	$180,560	$228,533	$11,061
At June 30, 2018 and September 30, 2017, respectively, the recorded investment in impaired loans includes $164,145 and $162,020 of loans restructured in TDRs of which $10,942 and $11,884 were 90 days or more past due.

The average recorded investment in impaired loans and the amount of interest income recognized during the period that the loans were impaired are summarized below.

	For the Three Months Ended June 30,
	2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related IVA recorded:
Residential Core	$53,559	$609	$49,609	$383
Residential Home Today	16,927	154	19,484	133
Home equity loans and lines of credit	21,853	117	19,162	75
Total	$92,339	$880	$88,255	$591
With an IVA recorded:
Residential Core	$38,952	$313	$49,932	$473
Residential Home Today	26,830	324	28,923	361
Home equity loans and lines of credit	22,849	150	19,645	124
Total	$88,631	$787	$98,500	$958
Total impaired loans:
Residential Core	$92,511	$922	$99,541	$856
Residential Home Today	43,757	478	48,407	494
Home equity loans and lines of credit	44,702	267	38,807	199
Total	$180,970	$1,667	$186,755	$1,549

	For the Nine Months Ended June 30,
	2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related IVA recorded:
Residential Core	$50,348	$2,369	$50,954	$1,125
Residential Home Today	17,583	1,126	19,810	282
Home equity loans and lines of credit	20,588	290	19,754	224
Total	$88,519	$3,785	$90,518	$1,631
With an IVA recorded:
Residential Core	$43,388	$1,268	$52,001	$1,451
Residential Home Today	27,307	1,280	29,948	1,099
Home equity loans and lines of credit	21,899	425	17,636	722
Total	$92,594	$2,973	$99,585	$3,272
Total impaired loans:
Residential Core	$93,736	$3,637	$102,955	$2,576
Residential Home Today	44,890	2,406	49,758	1,381
Home equity loans and lines of credit	42,487	715	37,390	946
Total	$181,113	$6,758	$190,103	$4,903

Interest on loans in non-accrual status is recognized on a cash basis. The amount of interest income on impaired loans recognized using a cash basis method was $565 and $1,773 for the three and nine months ended June 30, 2018 and $415 and $1,185 for the three and nine months ended June 30, 2017. Cash payments on loans with a partial charge-off are applied fully to principal, then to recovery of the charged off amount prior to interest income being recognized, except cash payments may be applied to interest capitalized in a restructuring when collection of remaining amounts due is considered probable. Interest income on the remaining impaired loans is recognized on an accrual basis.
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

•	For residential mortgage loans, payments are 180 days delinquent;

•	For home equity lines of credit, equity loans, and residential loans restructured in a TDR, payments are greater than 90 days delinquent;

•	For all classes of loans restructured in a TDR with a high debt-to-income ratio at time of modification;

•	For all classes of loans, a sheriff sale is scheduled within 60 days to sell the collateral securing the loan;

•	For all classes of loans, all borrowers have been discharged of their obligation through a Chapter 7 bankruptcy;

•	For all classes of loans, within 60 days of notification, all borrowers obligated on the loan have filed Chapter 7 bankruptcy and have not reaffirmed or been dismissed;

•	For all classes of loans, a borrower obligated on a loan has filed bankruptcy and the loan is greater than 30 days delinquent; and

•	For all classes of loans, it becomes evident that a loss is probable.
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
Loans restructured in TDRs that are not evaluated based on collateral are separately evaluated for impairment on a loan by loan basis at the time of restructuring and at each subsequent reporting date for as long as they are reported as TDRs. The impairment evaluation is based on the present value of expected future cash flows discounted at the effective interest rate of the original loan. Expected future cash flows include a discount factor representing a potential for default. Valuation allowances are recorded for the excess of the recorded investments over the result of the cash flow analysis. Loans discharged in Chapter 7 bankruptcy are reported as TDRs and also evaluated based on the present value of expected future cash flows unless evaluated based on collateral. We evaluate these loans using the expected future cash flows because we expect the borrower, not liquidation of the collateral, to be the source of repayment for the loan. Other consumer loans are not considered for restructuring. A loan restructured in a TDR is classified as an impaired loan for a minimum of one year. After one year, that loan may be reclassified out of the balance of impaired loans if the loan was restructured to yield a market rate for loans of similar credit risk at the time of restructuring and the loan is not impaired based on the terms of the restructuring agreement. No loans whose terms were restructured in TDRs were reclassified from impaired loans during the nine months ended June 30, 2018 and June 30, 2017.
The recorded investment in TDRs by type of concession as of June 30, 2018 and September 30, 2017 is shown in the tables below.

June 30, 2018	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Restructurings	Bankruptcy	Total
Residential Core	$10,191	$375	$10,431	$20,234	$21,242	$22,100	$84,573
Residential Home Today	4,289	—	4,662	9,955	18,695	3,991	41,592
Home equity loans and lines of credit	89	5,546	1,554	22,425	2,285	6,081	37,980
Total	$14,569	$5,921	$16,647	$52,614	$42,222	$32,172	$164,145

September 30, 2017	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Restructurings	Bankruptcy	Total
Residential Core	$12,485	$521	$8,176	$21,278	$20,459	$23,670	$86,589
Residential Home Today	5,441	—	4,811	10,538	18,877	4,337	44,004
Home equity loans and lines of credit	106	6,033	373	14,661	1,471	8,783	31,427
Total	$18,032	$6,554	$13,360	$46,477	$40,807	$36,790	$162,020
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
For all loans restructured during the three and nine months ended June 30, 2018 and June 30, 2017 (set forth in the tables below), the pre-restructured outstanding recorded investment was not materially different from the post-restructured outstanding recorded investment.
The following tables set forth the recorded investment in TDRs restructured during the periods presented, according to the types of concessions granted.

	For the Three Months Ended June 30, 2018
	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Restructurings	Bankruptcy	Total
Residential Core	$184	$121	$248	$1,765	$1,591	$633	$4,542
Residential Home Today	—	—	175	102	1,469	154	1,900
Home equity loans and lines of credit	—	161	24	4,041	317	172	4,715
Total	$184	$282	$447	$5,908	$3,377	$959	$11,157

	For the Three Months Ended June 30, 2017
	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Restructurings	Bankruptcy	Total
Residential Core	$52	$—	$567	$414	$731	$702	$2,466
Residential Home Today	—	—	281	115	870	168	1,434
Home equity loans and lines of credit	—	284	32	1,983	467	65	2,831
Total	$52	$284	$880	$2,512	$2,068	$935	$6,731

	For the Nine Months Ended June 30, 2018
	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Restructurings	Bankruptcy	Total
Residential Core	$345	$121	$569	$2,398	$3,676	$2,361	$9,470
Residential Home Today	—	—	306	418	2,818	582	4,124
Home equity loans and lines of credit	—	720	24	10,217	915	367	12,243
Total	$345	$841	$899	$13,033	$7,409	$3,310	$25,837

	For the Nine Months Ended June 30, 2017
	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Restructurings	Bankruptcy	Total
Residential Core	$570	$—	$936	$1,335	$1,602	$2,074	$6,517
Residential Home Today	79	—	440	423	2,242	470	3,654
Home equity loans and lines of credit	—	1,273	32	5,904	737	1,010	8,956
Total	$649	$1,273	$1,408	$7,662	$4,581	$3,554	$19,127

Below summarizes the information on TDRs restructured within the previous 12 months of the period presented for which there was a subsequent payment default, at least 30 days past due on one scheduled payment, during the period presented.

	For the Three Months Ended June 30,
	2018		2017
TDRs Within the Previous 12 Months That Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Residential Core	10	$1,234	13	$1,390
Residential Home Today	18	643	25	1,205
Home equity loans and lines of credit	6	393	14	847
Total	34	$2,270	52	$3,442

	For the Nine Months Ended June 30,
	2018		2017
TDRs Within the Previous 12 Months That Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Residential Core	13	$1,815	18	$1,886
Residential Home Today	19	701	26	1,217
Home equity loans and lines of credit	11	418	18	847
Total	43	$2,934	62	$3,950

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

	Pass	Special Mention	Substandard	Loss	Total
June 30, 2018
Real estate loans:
Residential Core	$10,776,340	$—	$46,141	$—	$10,822,481
Residential Home Today	81,280	—	16,849	—	98,129
Home equity loans and lines of credit	1,742,563	3,617	23,210	—	1,769,390
Construction	21,313	—	—	—	21,313
Total	$12,621,496	$3,617	$86,200	$—	$12,711,313

	Pass	Special Mention	Substandard	Loss	Total
September 30, 2017
Real estate loans:
Residential Core	$10,709,739	$—	$51,304	$—	$10,761,043
Residential Home Today	88,247	—	19,436	—	107,683
Home equity loans and lines of credit	1,545,658	3,837	20,556	—	1,570,051
Construction	26,427	—	—	—	26,427
Total	$12,370,071	$3,837	$91,296	$—	$12,465,204

At June 30, 2018 and September 30, 2017, respectively, the recorded investment of impaired loans includes $98,002 and $94,104 of TDRs that are individually evaluated for impairment, but have adequately performed under the terms of the restructuring and are classified as Pass loans. At June 30, 2018 and September 30, 2017, respectively, there were $2,539 and $4,840 of loans classified Substandard and $3,617 and $3,837 of loans designated Special Mention that are not included in the recorded investment of impaired loans; rather, they are included in loans collectively evaluated for impairment.
Other consumer loans are internally assigned a grade of nonperforming when they become 90 days or more past due. At June 30, 2018 and September 30, 2017, no consumer loans were graded as nonperforming.
Activity in the allowance for loan losses is summarized as follows:

	For the Three Months Ended June 30, 2018
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$14,080	$4,053	$(156)	$506	$18,483
Residential Home Today	3,740	(709)	(214)	555	3,372
Home equity loans and lines of credit	25,282	(5,344)	(1,176)	2,350	21,112
Construction	4	—	—	—	4
Total	$43,106	$(2,000)	$(1,546)	$3,411	$42,971

	For the Three Months Ended June 30, 2017
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$12,936	$(1,020)	$(750)	$2,077	$13,243
Residential Home Today	4,700	(39)	(492)	358	4,527
Home equity loans and lines of credit	39,202	(2,944)	(1,535)	2,431	37,154
Construction	3	3	—	—	6
Total	$56,841	$(4,000)	$(2,777)	$4,866	$54,930

	For the Nine Months Ended June 30, 2018
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$14,186	$3,154	$(743)	$1,886	$18,483
Residential Home Today	4,508	(1,515)	(1,177)	1,556	3,372
Home equity loans and lines of credit	30,249	(10,638)	(4,331)	5,832	21,112
Construction	5	(1)	—	—	4
Total	$48,948	$(9,000)	$(6,251)	$9,274	$42,971

	For the Nine Months Ended June 30, 2017
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$15,068	$(4,082)	$(2,649)	$4,906	$13,243
Residential Home Today	7,416	(2,165)	(1,690)	966	4,527
Home equity loans and lines of credit	39,304	(3,752)	(4,692)	6,294	37,154
Construction	7	(1)	—	—	6
Total	$61,795	$(10,000)	$(9,031)	$12,166	$54,930

5.	DEPOSITS
Deposit account balances are summarized as follows:

	June 30, 2018	September 30, 2017
Checking accounts	$954,033	$987,001
Savings accounts	1,300,592	1,473,415
Certificates of deposit	6,150,263	5,689,236
	8,404,888	8,149,652
Accrued interest	3,400	1,973
Total deposits	$8,408,288	$8,151,625
Brokered certificates of deposit (exclusive of acquisition costs and subsequent amortization), which are used as a cost effective funding alternative, totaled $648,230 at June 30, 2018 and $620,705 at September 30, 2017. The FDIC places restrictions on banks with regard to issuing brokered deposits based on the bank's capital classification. As a well-capitalized institution at June 30, 2018 and September 30, 2017, the Association may accept brokered deposits without FDIC restrictions.
6.    BORROWED FUNDS
Federal Home Loan Bank borrowings at June 30, 2018 are summarized in the table below. The amount and weighted average rates of certain FHLB Advances maturing in 36 months or less reflect the net impact of deferred penalties discussed below:

	Amount	Weighted Average Rate
Maturing in:
12 months or less	$3,161,478	1.97%
13 to 24 months	389,797	1.77%
25 to 36 months	60,113	1.91%
37 to 48 months	862	1.49%
49 to 60 months	18,471	2.60%
Over 60 months	28,717	1.66%
Total FHLB Advances	3,659,438	1.95%
Accrued interest	5,323
Total	$3,664,761
Through the use of interest rate swaps discussed in Note 13. Derivative Instruments, $1,675,000 of FHLB advances included in the table above as maturing in 12 months or less, have effective maturities, assuming no early terminations of the swap contracts, as shown below:

	Amount	Swap Adjusted Weighted Average Rate
Effective maturity:
13 to 24 months	$50,000	1.23%
25 to 36 months	400,000	1.21%
37 to 48 months	825,000	1.79%
49 to 60 months	400,000	2.12%
Total FHLB Advances under swap contracts	$1,675,000	1.71%
During fiscal year 2016, $150,000 fixed-rate FHLB advances with remaining terms of approximately four years were prepaid and replaced with new four- and five-year interest rate swap arrangements. The deferred repayment penalties of $2,408 related to the $150,000 of restructuring are being recognized in interest expense over the remaining term of the swap contracts.

7.    OTHER COMPREHENSIVE INCOME (LOSS)
The change in accumulated other comprehensive income (loss) by component is as follows:

	For the Three Months Ended				For the Three Months Ended
	June 30, 2018				June 30, 2017
	Unrealized Gains (Losses) on Securities Available for Sale	Cash flow hedges	Defined Benefit Plan	Total	Unrealized Gains (Losses) on Securities Available for Sale	Cash flow hedges	Defined Benefit Plan	Total
Balance at beginning of period	$(10,447)	$42,386	$(17,326)	$14,613	$(4,919)	$11,506	$(17,980)	$(11,393)
Other comprehensive income (loss) before reclassifications, net of tax expense of $1,679 and $(810)	(1,301)	7,266	—	5,965	2,446	(3,950)	—	(1,504)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax expense of ($413) and $(590)	—	(1,591)	316	(1,275)	—	751	345	1,096
Other comprehensive income (loss)	(1,301)	5,675	316	4,690	2,446	(3,199)	345	(408)
Balance at end of period	$(11,748)	$48,061	$(17,010)	$19,303	$(2,473)	$8,307	$(17,635)	$(11,801)

	For the Nine Months Ended				For the Nine Months Ended
	June 30, 2018				June 30, 2017
	Unrealized Gains (Losses) on Securities Available for Sale	Cash flow hedges	Defined Benefit Plan	Total	Unrealized Gains (Losses) on Securities Available for Sale	Cash flow hedges	Defined Benefit Plan	Total
Balance at beginning of period	$(2,915)	$10,249	$(14,826)	$(7,492)	$416	$(1,371)	$(18,671)	$(19,626)
Other comprehensive income (loss) before reclassifications, net of tax expense of $9,040 and $2,761	(7,560)	34,365	—	26,805	(2,889)	8,016	—	5,127
Amounts reclassified from accumulated other comprehensive income (loss), net of tax expense of $64 and $(1,453)	—	(878)	910	32	—	1,662	1,036	2,698
Other comprehensive income (loss)	(7,560)	33,487	910	26,837	(2,889)	9,678	1,036	7,825
Adoption of ASU 2018-02	(1,273)	4,325	(3,094)	(42)	—	—	—	—
Balance at end of period	$(11,748)	$48,061	$(17,010)	$19,303	$(2,473)	$8,307	$(17,635)	$(11,801)

The following table presents the reclassification adjustment out of accumulated other comprehensive income included in net income and the corresponding line item on the consolidated statements of income for the periods indicated:

	Amounts Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income Components	For the Three Months Ended June 30,		For the Nine Months Ended June 30,		Line Item in the Statement of Income
	2018	2017	2018	2017
Cash flow hedges:
Interest (income) expense, effective portion	$(2,108)	$1,155	$(1,164)	$2,557	Interest expense
Net income tax effect	517	(404)	286	(895)	Income tax expense
Net of income tax expense (benefit)	(1,591)	751	(878)	1,662

Amortization of pension plan:
Actuarial loss	420	531	1,259	1,594	(a)
Net income tax effect	(104)	(186)	(349)	(558)	Income tax expense
Net of income tax expense (benefit)	316	345	910	1,036

Adoption of ASU 2018-02	—	—	(42)	—	(b)
Total reclassifications for the period	$(1,275)	$1,096	$(10)	$2,698

(a) This item is included in the computation of net periodic pension cost. See Note 9. Defined Benefit Plan for additional disclosure.
(b) ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220), adopted by the Company as of January1, 2018, permits an entity to elect to reclassify the tax effects that were stranded in other comprehensive income, resulting from the Tax Cuts and Jobs Act, to retained earnings.
8.    INCOME TAXES
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and in various state and city jurisdictions. The Company is no longer subject to income tax examinations in its major jurisdictions for tax years prior to 2015. During the quarter ending March 31, 2018, the State of Ohio Department of Taxation initiated and completed, with no adjustments, an audit of the Association’s Financial Institutions Tax Returns based on calendar year filings for 2014, 2015, and 2016
The Company recognizes interest and penalties on income tax assessments or income tax refunds, where applicable, in the financial statements as a component of its provision for income taxes.
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
As a result of changes to the federal tax rate, the Company revalued its net deferred tax assets as of December 22, 2017 and continues to refine this estimate while also estimating the impact of book-tax differences arising during the current fiscal year that are expected to reverse at a lower federal tax rate in future years. During the three and nine months ended June 30, 2018, respectively, the Company recorded $250 and $4,894 of additional income tax expense related to the change in federal tax rates. In accordance with SEC Staff Accounting Bulletin 118 (“SAB 118”), future adjustments will be recorded as discrete items to income tax expense in the period in which those adjustments become estimable and finalized.
The Company’s effective income tax rate was 25.5% and 33.8% for the three months ended June 30, 2018 and June 30, 2017, respectively. For the nine months ended June 30, 2018 and June 30, 2017, the effective income tax rate was 29.7% and 33.0%, respectively. The decrease in the effective tax rate for the three and nine months periods compared to the same periods during fiscal 2017 is primarily due to the impact of the Act as discussed above.

The Company makes certain investments in limited partnerships which invest in affordable housing projects that qualify for the Low Income Housing Tax Credit. The Company acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnership. The Company accounts for its interests in LIHTCs using the proportional amortization method. The impact of the Company's investments in tax credit entities on the provision for income taxes was not material during the three and nine months ended June 30, 2018 and June 30, 2017.
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
The components of net periodic cost recognized in other non-interest expense in the Consolidated Statements of Income are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Interest cost	$774	$767	$2,322	$2,301
Expected return on plan assets	(1,036)	(1,033)	(3,107)	(3,100)
Amortization of net loss	420	531	1,259	1,594
Net periodic cost	$158	$265	$474	$795
There were no required minimum employer contributions during the nine months ended June 30, 2018. However, the Company made a voluntary contribution of $5,000 during the three months ended June 30, 2018. There are no other employer contributions, voluntary or required, expected during the remainder of the fiscal year.
10.    EQUITY INCENTIVE PLAN
In December 2017, 25,200 restricted stock units were granted to certain directors of the Company. In January 2018, 1,045,100 options to purchase common stock and 422,900 restricted stock units were granted to certain officers or employees of the Company. The awards were made pursuant to the shareholder-approved 2008 Equity Incentive Plan.
At the annual meeting of shareholders held on February 22, 2018, shareholders of the Company approved the TFS Financial Corporation Amended and Restated 2008 Equity Incentive Plan. The Amended and Restated 2008 Equity Incentive Plan is substantially similar to the previous plan, except that the number of future shares eligible to be granted has been reduced to 8,450,000 shares and the term to grant shares has been extended to February 21, 2028. In May 2018, 5,000 options to purchase common stock and 5,000 restricted stock units were granted pursuant to the Amended and Restated 2008 Equity Incentive Plan.
During the nine months ended June 30, 2018 and 2017, the Company recorded $3,629 and $2,960, respectively, of stock-based compensation expense, comprised of stock option expense of $966 and $1,156, respectively, and restricted stock units expense of $2,663 and $1,804, respectively.
At June 30, 2018, 5,223,709 shares were subject to options, with a weighted average exercise price of $13.66 per share and a weighted average grant date fair value of $2.64 per share. Expected future expense related to the 1,542,315 non-vested options outstanding as of June 30, 2018 is $1,888 over a weighted average period of 1.9 years. At June 30, 2018, 743,028 restricted stock units, with a weighted average grant date fair value of $14.13 per unit, are unvested. Expected future compensation expense relating to the 1,329,111 restricted stock units outstanding as of June 30, 2018 is $5,297 over a weighted average period of 2.2 years. Each unit is equivalent to one share of common stock.

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
At June 30, 2018, the Company had commitments to originate loans as follows:

Fixed-rate mortgage loans	$213,889
Adjustable-rate mortgage loans	247,443
Equity loans and lines of credit	151,000
Total	$612,332
At June 30, 2018, the Company had unfunded commitments outstanding as follows:

Equity lines of credit	$1,709,164
Construction loans	39,350
Limited partner investments	11,541
Total	$1,760,055
At June 30, 2018, the unfunded commitment on home equity lines of credit, including commitments for accounts suspended as a result of material default or a decline in equity, is $1,749,774.
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

As permitted under the fair value guidance in U.S. GAAP, the Company elects to measure at fair value mortgage loans classified as held for sale that are subject to pending agency contracts to securitize and sell loans. This election is expected to reduce volatility in earnings related to market fluctuations between the contract trade and settlement dates. At June 30, 2018 and September 30, 2017, there were no loans held for sale subject to pending agency contracts for which the fair value option was elected.
Presented below is a discussion of the methods and significant assumptions used by the Company to estimate fair value.
Investment Securities Available for Sale—Investment securities available for sale are recorded at fair value on a recurring basis. At June 30, 2018 and September 30, 2017, respectively, this includes $541,958 and $537,479 of investments in U.S. government obligations including U.S. Treasury notes and highly liquid collateralized mortgage obligations issued by Fannie Mae, Freddie Mac and Ginnie Mae. Both are measured using the market approach. The fair values of investment securities represent unadjusted price estimates obtained from third party independent nationally recognized pricing services using pricing models or quoted prices of securities with similar characteristics and are included in Level 2 of the hierarchy. Third party pricing is reviewed on a monthly basis for reasonableness based on the market knowledge and experience of company personnel that interact daily with the markets for these types of securities.
Mortgage Loans Held for Sale—The fair value of mortgage loans held for sale is estimated on an aggregate basis using a market approach based on quoted secondary market pricing for loan portfolios with similar characteristics. Loans held for sale are carried at the lower of cost or fair value except, as described above, the Company elects the fair value measurement option for mortgage loans held for sale subject to pending agency contracts to securitize and sell loans. Loans held for sale are included in Level 2 of the hierarchy. At June 30, 2018 and September 30, 2017, there were $1,717 and $351, respectively, of loans held for sale carried at fair value and at cost, respectively.
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
Loans held for investment that have been restructured in TDRs and are performing according to the restructured terms of the loan agreement are individually evaluated for impairment using the present value of future cash flows based on the loan’s effective interest rate, which is not a fair value measurement. At June 30, 2018 and September 30, 2017, respectively, this included $100,031 and $95,480 in recorded investment of TDRs with related allowances for loss of $11,943 and $11,061.
Real Estate Owned—Real estate owned includes real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of the cost basis or fair value less estimated costs to dispose. Fair value is estimated under the market approach using independent third party appraisals. As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions. At June 30, 2018 and September 30, 2017, these adjustments were not significant to reported fair values. At June 30, 2018 and September 30, 2017, respectively, $1,436 and $3,479 of real estate owned is included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis where the cost basis equals or exceeds the estimate of fair values less costs to dispose of these properties. Real estate owned, as reported in the Consolidated Statements of Condition, includes estimated costs to dispose of $180 and $401 related to properties measured at fair value and $1,935 and $2,443 of properties carried at their original or adjusted cost basis at June 30, 2018 and September 30, 2017, respectively.
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
Assets and liabilities carried at fair value on a recurring basis in the Consolidated Statements of Condition at June 30, 2018 and September 30, 2017 are summarized below. There were no liabilities carried at fair value on a recurring basis at June 30, 2018.

		Recurring Fair Value Measurements at Reporting Date Using
	June 30, 2018	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available for sale:
REMICs	$529,811	$—	$529,811	$—
Fannie Mae certificates	8,180	—	8,180	—
U.S. government obligations	3,967	—	3,967	—
Derivatives:
Interest rate lock commitments	7	—	—	7
Total	$541,965	$—	$541,958	$7

		Recurring Fair Value Measurements at Reporting Date Using
	September 30, 2017	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available for sale:
REMICs	$528,536	$—	$528,536	$—
Fannie Mae certificates	8,943	—	8,943	—
Derivatives:
Interest rate lock commitments	58	—	—	58
Interest rate swaps	17,001	—	$17,001	—
Total	$554,538	$—	$554,480	$58

Liabilities
Derivatives:
Interest rate swaps	$1,233	$—	$1,233	$—
Total	$1,233	$—	$1,233	$—

The table below presents a reconciliation of the beginning and ending balances and the location within the Consolidated Statements of Income where gains (losses) due to changes in fair value are recognized on interest rate lock commitments which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Beginning balance	$(2)	$42	$58	$99
Gain (loss) during the period due to changes in fair value:
Included in other non-interest income	9	25	(51)	(32)
Ending balance	$7	$67	$7	$67
Change in unrealized gains for the period included in earnings for assets held at end of the reporting date	$7	$67	$7	$67
Summarized in the tables below are those assets measured at fair value on a nonrecurring basis.

		Nonrecurring Fair Value Measurements at Reporting Date Using
	June 30, 2018	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Impaired loans, net of allowance	$81,547	$—	$—	$81,547
Mortgage loans held for sale	1,717	—	1,717	—
Real estate owned(1)	1,436	—	—	1,436
Total	$84,700	$—	$1,717	$82,983

(1)	Amounts represent fair value measurements of properties before deducting estimated costs to dispose.

		Nonrecurring Fair Value Measurements at Reporting Date Using
	September 30, 2017	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Impaired loans, net of allowance	$85,080	$—	$—	$85,080
Real estate owned(1)	3,479	—	—	3,479
Total	$88,559	$—	$—	$88,559

(1)	Amounts represent fair value measurements of properties before deducting estimated costs to dispose.
The following provides quantitative information about significant unobservable inputs categorized within Level 3 of the Fair Value Hierarchy. The interest rate lock commitments at June 30, 2018 include both mortgage origination applications and preapprovals. Preapprovals have a much lower closure rate than origination applications as reflected in the weighted average closure rate for the period ending June 30, 2018.

	Fair Value						Weighted
	6/30/2018	Valuation Technique(s)	Unobservable Input	Range			Average
Impaired loans, net of allowance	$81,547	Market comparables of collateral discounted to estimated net proceeds	Discount appraised value to estimated net proceeds based on historical experience:
			• Residential Properties	0	-	28%	6.8%

Interest rate lock commitments	$7	Quoted Secondary Market pricing	Closure rate	0	-	100%	48.0%

	Fair Value						Weighted
	9/30/2017	Valuation Technique(s)	Unobservable Input	Range			Average
Impaired loans, net of allowance	$85,080	Market comparables of collateral discounted to estimated net proceeds	Discount appraised value to estimated net proceeds based on historical experience:
			• Residential Properties	0	-	28%	7.6%

Interest rate lock commitments	$58	Quoted Secondary Market pricing	Closure rate	0	-	100%	93.0%
The following tables present the estimated fair value of the Company’s financial instruments and their carrying amounts as reported in the Statement of Condition.

	June 30, 2018
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and due from banks	$31,105	$31,105	$31,105	$—	$—
Interest earning cash equivalents	227,442	227,442	227,442	—	—
Investment securities available for sale	541,958	541,958	—	541,958	—
Mortgage loans held for sale	1,717	1,717	—	1,717	—
Loans, net:
Mortgage loans held for investment	12,668,342	12,739,388	—	—	12,739,388
Other loans	3,040	3,074	—	—	3,074
Federal Home Loan Bank stock	93,544	93,544	N/A	—	—
Accrued interest receivable	36,883	36,883	—	36,883	—
Cash collateral held by counterparty	15,726	15,726	15,726	—	—
Derivatives	7	7	—	—	7
Liabilities:
Checking and passbook accounts	$2,254,625	$2,254,625	$—	2,254,625	$—
Certificates of deposit	6,153,663	5,874,522	—	5,874,522	—
Borrowed funds	3,664,761	3,669,781	—	3,669,781	—
Borrowers’ advances for insurance and taxes	60,496	60,496	—	60,496	—
Principal, interest and escrow owed on loans serviced	22,688	22,688	—	22,688	—

	September 30, 2017
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and due from banks	$35,243	$35,243	$35,243	$—	$—
Interest earning cash equivalents	232,975	232,975	232,975	—	—
Investment securities available for sale	537,479	537,479	—	537,479	—
Mortgage loans held for sale	351	355	—	355	—
Loans, net:
Mortgage loans held for investment	12,416,256	12,758,951	—	—	12,758,951
Other loans	3,050	3,143	—	—	3,143
Federal Home Loan Bank stock	89,990	89,990	N/A	—	—
Accrued interest receivable	35,479	35,479	—	35,479	—
Cash collateral held by counterparty	2,955	2,955	2,955	—	—
Derivatives	17,059	17,059	—	17,001	58
Liabilities:
Checking and passbook accounts	$2,460,416	$2,460,416	$—	$2,460,416	$—
Certificates of deposit	5,691,209	5,550,162	—	5,550,162	—
Borrowed funds	3,671,377	3,677,256	—	3,677,256	—
Borrowers’ advances for insurance and taxes	100,446	100,446	—	100,446	—
Principal, interest and escrow owed on loans serviced	35,766	35,766	—	35,766	—
Derivatives	1,233	1,233	—	1,233	—
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
13.    DERIVATIVE INSTRUMENTS
The Company enters into interest rate swaps to add stability to interest expense and manage exposure to interest rate movements as part of an overall risk management strategy. For hedges of the Company's borrowing program, interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed payments. These derivatives are used to hedge the forecasted cash outflows associated with the Company's FHLB borrowings. At June 30, 2018 and September 30, 2017, the interest rate swaps used in the Company's asset/liability management strategy have weighted average terms of 3.5 years and 4.1 years and weighted average fixed-rate interest payments of 1.71% and 1.62%, respectively.
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
The Company enters into forward commitments for the sale of mortgage loans principally to protect against the risk of adverse interest rate movements on net income. The Company recognizes the fair value of such contracts when the characteristics of those contracts meet the definition of a derivative. These derivatives are not designated in a hedging relationship; therefore, gains and losses are recognized immediately in the statement of income. There were no forward commitments for the sale of mortgage loans at June 30, 2018 or September 30, 2017.
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

	June 30, 2018		September 30, 2017
	Notional Value	Fair Value	Notional Value	Fair Value
Derivatives designated as hedging instruments
Cash flow hedges: Interest rate swaps (1)
Other Assets	$1,625,000	$—	$1,175,000	$17,001
Other Liabilities	$50,000	$—	$325,000	$1,233
Total cash flow hedges: Interest rate swaps	$1,675,000	$—	$1,500,000	$15,768

Derivatives not designated as hedging instruments
Interest rate lock commitments
Other Assets	$10,276	$7	$2,952	$58
Total interest rate lock commitments	$10,276	$7	$2,952	$58

(1) At June 30, 2018, variation margin pledged to or received from a Central Counterparty Clearing House to cover the prior day's fair value of open positions is considered settlement of the derivative position for accounting purposes. At September 30, 2017, variation margin was not recognized as settlement.

The following tables present the net gains and losses recorded within the Consolidated Statements of Income and the Consolidated Statements of Comprehensive Income relating to derivative instruments.

		Three Months Ended		Nine Months Ended
	Location of Gain or (Loss)	June 30,		June 30,
	Recognized in Income	2018	2017	2018	2017
Cash flow hedges
Amount of gain/(loss) recognized, effective portion	Other comprehensive income	$9,292	$(6,077)	$46,233	$12,332
Amount of gain/(loss) reclassified from AOCI	Interest expense: Borrowed funds	2,108	(1,155)	1,164	(2,557)
Amount of ineffectiveness recognized	Other non-interest income	—	—	—	—

Derivatives not designated as hedging instruments
Interest rate lock commitments	Other non-interest income	$9	$25	$(51)	$(32)

The Company estimates that $14,098 of the amounts reported in AOCI will be reclassified as a credit to interest expense during the twelve months ending June 30, 2019.
Derivatives contain an element of credit risk which arises from the possibility that the Company will incur a loss because a counterparty fails to meet its contractual obligations. The Company's exposure is limited to the replacement value of the contracts rather than the notional or principal amounts. Credit risk is minimized through counterparty margin payments, transaction limits and monitoring procedures. Swap transactions that are handled by a registered clearing broker are cleared though the broker to a registered clearing organization. The clearing organization establishes daily cash and upfront cash or securities margin requirements to cover potential exposure in the event of default. This process shifts the risk away from the counterparty, since the clearing organization acts as the middleman on each cleared transaction. All of the Company's swap transactions are cleared through a registered clearing broker to a central clearing organization. For derivative transactions cleared through certain clearing parties, variation margin payments are recognized as settlements. At June 30, 2018, the Company's variation margin payments are recognized as settlements, resetting the fair values of interest rate swaps to zero. At September 30, 2017, the Company posted cash collateral of $2,955 related to the initial and daily margin requirements of interest rate swaps. The fair values of derivative instruments are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements.
14.    RECENT ACCOUNTING PRONOUNCEMENTS

Issued but not yet adopted as of June, 30 2018
In August 2017, the FASB issued ASU 2017-12 Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This Update is intended to more closely align financial reporting of hedging relationships with risk management activities. This amendment expands hedge accounting for both nonfinancial and financial risk components, modifies the presentation of certain hedging relationships in the financial statements and eases hedge effectiveness testing requirements. The amendments are effective for fiscal years beginning after December 15, 2018. Early adoption is permissible in any interim period after the issuance of this update. The Company intends to early adopt the amendments effective October 1, 2018. The update is not expected to have a material impact on the Company's consolidated financial condition or results of operations.
In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718), Scope of Modification Accounting. This Update clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value (or calculated intrinsic value, if those amounts are being used to measure the award under ASC 718), the vesting conditions, or the classification of the award (as equity or liability) change as a result of the change in terms or conditions. The guidance is effective prospectively for annual periods beginning on or after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted. The Company intends to adopt the guidance effective October 1, 2018. The update is not expected to have a material impact on its consolidated financial condition or results of operations.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in this Update address eight specific cash flow issues with the objective of reducing the existing diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and Other Topics. Current guidance is either unclear or does not include specific guidance on these issues. Additionally, in November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash, which requires restricted cash or restricted cash equivalents be included in beginning-of-period and end-of-period cash totals and changes in this classification be explained separately. The amendments in both these Updates are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and should be applied using a retrospective transition method. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The Company intends to adopt the guidance on October 1, 2018. Adoption of this accounting guidance may affect the presentation in the Company's Consolidated Statements of Cash Flows.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This guidance changes the accounting treatment of leases by requiring lessees to recognize operating leases on the balance sheet as lease assets (a right-to-use asset) and lease liabilities (a liability to make lease payments), measured on a discounted basis and will require both quantitative and qualitative disclosure regarding key information about the leasing arrangements. An accounting policy election to not recognize operating leases with terms of 12 months or less as assets and liabilities is permitted. This guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. ASU 2016-02 requires entities to adopt the new lease standard using a modified retrospective approach. In July, 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, which provides entities with an additional (and optional) transition method to adopt the new lease standard. Under this new method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. An implementation team has been created to identify all leases involved, determine which, if any, practical expedients to utilize, and gather data required to comply. All leases have been identified. The Company expects to recognize a right-to-use asset and a lease liability for its operating lease commitments on the Consolidated Statements of Condition and is assessing the impact this new standard will have on its consolidated financial condition and results of operations.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU changes the accounting for certain equity investments, financial liabilities under the fair value option and presentation and disclosure requirements for financial instruments. Equity investments not accounted for under the equity method of accounting will be measured at fair value with changes recognized in net income. If there are no readily determinable fair values, the guidance allows entities to measure investments at cost less impairment, whereby impairment is based on a qualitative assessment. The guidance eliminates the requirement to disclose the methods and significant assumptions used to estimate fair value of financial instruments measured at amortized cost. The guidance also requires financial assets and financial liabilities to be presented separately in the footnotes, grouped by measurement category (fair value, amortized cost) and form of financial assets. If an entity has elected the fair value option to measure liabilities, the new accounting guidance requires the portion of the change in fair value of a liability resulting from credit risk to be presented in OCI. ASU 2018-03 was issued in February 2018 as technical guidance to ASU 2016-01 to aid in clarification and presentation requirements. Both of these accounting and disclosure guidance are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years on a prospective basis, with a cumulative-effect adjustment to the balance sheet at the beginning of the fiscal year adopted. Early adoption is not permitted. The Company intends to adopt this guidance on October 1, 2018. The Company expects the guidance to solely impact the

Company's disclosures, and does not expect adoption will have a material impact on its consolidated financial condition and results of operations.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), that revises the criteria for determining when to recognize revenue from contracts with customers and expands disclosure requirements. The amendments in the ASU clarify that an entity entering into a contract with a customer to transfer goods, services or nonfinancial assets should recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods, services or nonfinancial assets. This guidance does not apply to customer contracts within the scope of other standards. In August 2015, the FASB issued ASU 2015-14 which defers the effective date of ASU 2014-09 to annual reporting periods and interim periods within those annual periods beginning after December 15, 2017. Early adoption is permitted but only for interim and annual reporting periods beginning after December 15, 2016. During 2016 and 2017, the FASB also issued six separate ASUs which amend the original guidance regarding principal versus agent considerations, identifying performance obligations and licensing, addressing the presentation of sales tax, noncash considerations, contract modifications at transition, and assessing collectability, gains and losses from derecognition of nonfinancial assets and other minor technical corrections and improvements. The Company intends to adopt the amendments October 1, 2018 through the modified-retrospective transition method. A significant amount of the Company's revenues are derived from net interest income, which is excluded from the scope of the amended guidance. The Company's analysis suggests that the adoption of this guidance is not expected to have a material impact on the Consolidated Statements of Income or Consolidated Statements of Condition. The Company does not expect to recognize a cumulative adjustment to equity upon implementation of the standard. The Company is in the process of developing additional disclosures that will be required upon adoption of these amendments.
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
Levels of Regulatory Capital
At June 30, 2018, the Company’s Tier 1 (leverage) capital totaled $1.70 billion, or 12.31% of net average assets and 22.60% of risk-weighted assets, while the Association’s Tier 1 (leverage) capital totaled $1.49 billion, or 10.80% of net average assets and 19.87% of risk-weighted assets. Each of these measures was more than twice the requirements currently in effect for the Association for designation as “well capitalized” under regulatory prompt corrective action provisions, which set minimum levels of 5.00% of net average assets and 8.00% of risk-weighted assets. Refer to the Liquidity and Capital Resources section of this Item 2 for additional discussion regarding regulatory capital requirements.
Promotion of Adjustable-Rate Loans and Shorter-Term, Fixed-Rate Loans
Since 2010, we have offered an adjustable-rate mortgage loan that provides us with improved interest rate risk characteristics when compared to a 30-year, fixed-rate mortgage loan. Our “Smart Rate” adjustable-rate mortgage offers borrowers an interest rate lower than that of a 30-year, fixed-rate loan. The interest rate of the Smart Rate mortgage is locked for three or five years then resets annually. The Smart Rate mortgage contains a feature to re-lock the rate an unlimited number of times at our then-current interest rate and fee schedule, for another three or five years (which must be the same as the original lock period) without having to complete a full refinance transaction. Re-lock eligibility is subject to a satisfactory payment performance history by the borrower (current at the time of re-lock, and no foreclosures or bankruptcies since the Smart Rate application was taken). In addition to a satisfactory payment history, re-lock eligibility requires that the property continues to be the borrower’s primary residence. The loan term cannot be extended in connection with a re-lock nor can new funds be advanced. All interest rate caps and floors remain as originated.
Since 2012, we have offered a ten-year, fully amortizing fixed-rate, first mortgage loan in our product promotions. The ten-year, fixed-rate loan has a less severe interest rate risk profile when compared to loans with fixed-rate terms of 15 to 30 years and helps us to more effectively manage our interest rate risk exposure, yet provides our borrowers with the certainty of a fixed interest rate throughout the life of the obligation.

The following tables set forth our first mortgage loan production and balances segregated by loan structure at origination.

	For the Nine Months Ended June 30, 2018		For the Nine Months Ended June 30, 2017
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
First Mortgage Loan Originations:
ARM (all Smart Rate) production	$840,504	49.0%	$1,071,375	50.8%
Fixed-rate production:
Terms less than or equal to 10 years	192,960	11.2	361,733	17.2
Terms greater than 10 years	681,969	39.8	675,160	32.0
Total fixed-rate production	874,929	51.0	1,036,893	49.2
Total First Mortgage Loan Originations:	$1,715,433	100.0%	$2,108,268	100.0%

	June 30, 2018		June 30, 2017
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Balance of Residential Mortgage Loans Held For Investment:
ARMs	$5,065,976	46.5%	$4,753,481	44.3%
Fixed-rate:
Terms less than or equal to 10 years	1,901,281	17.4	2,113,651	19.7
Terms greater than 10 years	3,936,748	36.1	3,868,662	36.0
Total fixed-rate	5,838,029	53.5	5,982,313	55.7
Total Residential Mortgage Loans Held For Investment:	$10,904,005	100.0%	$10,735,794	100.0%
The following table sets forth the balances as of June 30, 2018 for all ARM loans segregated by the next scheduled interest rate reset date.

Current Balance of ARM Loans Scheduled for Interest Rate Reset
During the Fiscal Years Ending September 30,	(In thousands)
2018	$75
2019	468,374
2020	678,181
2021	1,365,248
2022	1,500,125
2023	1,053,973
Total	$5,065,976
At June 30, 2018 and September 30, 2017, mortgage loans held for sale, all of which were long-term, fixed-rate first mortgage loans and all of which were held for sale to Fannie Mae, totaled $1.7 million and $0.4 million, respectively.

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
During the nine months ended June 30, 2018, the composition of our duration-extending funding sources changed as follows: the balance of retail CDs increased $433.6 million while the balance of brokered CDs (which is inclusive of acquisition costs and subsequent amortization) increased $27.4 million. Additionally during the nine months ended June 30, 2018, we decreased the balance of our short-term advances from the FHLB of Cincinnati by $3.0 million; and we added $175.0 million of new, shorter-term advances from the FHLB of Cincinnati that were matched/correlated to interest rate exchange contracts that extended the effective durations of those shorter-term advances to approximately five years at inception. These funding source modifications facilitated asset growth of $244.0 million and funded stock repurchases of $17.0 million, dividends of $25.3 million and scheduled repayments of long-term borrowed funds of $195.3 million.
Other Interest Rate Risk Management Tools
Since 2016, we have actively marketed home equity lines of credit, which carry an adjustable rate of interest indexed to the prime rate and which provides interest rate sensitivity to that portion of our assets. Prior to 2010, home equity lending also represented a meaningful strategy to manage our interest rate risk profile. Between 2010 and 2015, the Association, in various steps, restricted and modified its home equity lending products and the markets they were offered in response to the 2008 financial crisis and the resulting regulatory environments that existed during that time. Through redesigned home equity products, we have re-established home equity line of credit lending as a meaningful strategy to manage our interest rate risk profile. At June 30, 2018, the principal balance of home equity lines of credit totaled $1.35 billion. Our home equity lending is discussed in the Allowance for Loan Losses section of the Critical Accounting Policies that follows this Overview.
We also have the ability to manage interest rate risk by selectively selling mortgage loans in the secondary market. In addition to consistently selling a small portion of our long-term, fixed-rate mortgage loans (i.e. loans originated in accordance with the stipulations of Fannie Mae's HARP II and Home Ready programs as well as other long-term, fixed-rate loans that were originated in accordance with Fannie Mae's requirements), we can also manage interest rate risk by selling non-Fannie Mae compliant mortgage loans to private investors, although those transactions are dependent upon favorable market conditions, including motivated private investors and involve more complicated negotiations and longer settlement timelines. In May 2018, $277.4 million of long-term, fixed-rate loans were sold in such a transaction. This was our first sale to a private investor since 2013. Loan sales are discussed later in this Part 1, Item 2. under the heading Liquidity and Capital Resources, and in Part 1, Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Notwithstanding our efforts to manage interest rate risk, should a rapid and substantial increase occur in general market interest rates, it is expected that, prospectively and particularly over a multi-year time horizon, the level of our net interest income would be adversely impacted.
Monitoring and Limiting Our Credit Risk. While, historically, we had been successful in limiting our credit risk exposure by generally imposing high credit standards with respect to lending, the confluence of unfavorable regional and macro-economic events that culminated in the 2008 housing market collapse and financial crisis, coupled with our pre-2010 expanded participation in the second lien mortgage lending markets, significantly refocused our attention with respect to credit risk. In response to the evolving economic landscape, we continuously revise and update our quarterly analysis and evaluation procedures, as needed, for each category of our lending with the objective of identifying and recognizing all appropriate credit impairments. At June 30, 2018, 91% of our assets consisted of residential real estate loans (both “held for sale” and “held for investment”) and home equity loans and lines of credit, which were originated predominantly to borrowers in Ohio and Florida. Our analytic procedures and evaluations include specific reviews of all home equity loans and lines of credit that become 90 or more days past due, as well as specific reviews of all first mortgage loans that become 180 or more days past due. We transfer performing home equity lines of credit subordinate to first mortgages delinquent greater than 90 days to non-accrual status. Also, loans are charged-off to collateral value and classified as non-accrual within 60 days of notification of all borrowers filing Chapter 7 bankruptcy, that have not reaffirmed or been dismissed, regardless of if and how long the loans have been performing. Loans where at least one borrower has been discharged of their obligation in Chapter 7 bankruptcy, are classified as TDRs. At June 30, 2018, $28.6 million of loans in Chapter 7 bankruptcy status with no other modification to terms were included in total TDRs. At June 30, 2018, the recorded investment in non-accrual status loans included $30.8 million of performing loans in Chapter 7 bankruptcy status, of which $29.7 million were also reported as TDRs.
In response to the unfavorable regional and macro-economic environment that arose beginning in 2008, and in an effort to limit our credit risk exposure and improve the credit performance of new customers, we tightened our credit eligibility criteria in evaluating a borrower’s ability to successfully fulfill his or her repayment obligation and we revised the design of many of our loan products to require higher borrower down-payments, limited the products available for condominiums, eliminated certain product features (such as interest-only adjustable-rate loans and loans above certain LTV ratios with PMI), and we previously suspended home equity lending products with the exception of bridge loans between June 2010 and March 2012. The delinquency level related to loan originations prior to 2009, compared to originations in 2009 and after, reflect the higher credit standards to which we have subjected all new originations. As of June 30, 2018, loans originated prior to 2009 had a balance of $1.16 billion, of which $32.2 million, or 2.8%, were delinquent, while loans originated in 2009 and after had a balance of $11.56 billion, of which $8.5 million, or 0.1%, were delinquent.
One aspect of our credit risk concern relates to high concentrations of our loans that are secured by residential real estate in specific states, particularly Ohio and Florida, in light of the difficulties that arose in connection with the 2008 housing crisis with respect to the real estate markets in those two states. At June 30, 2018, approximately 55.5% and 16.0% of the combined total of our residential Core and construction loans held for investment and approximately 36.2% and 20.6% of our home equity loans and lines of credit were secured by properties in Ohio and Florida, respectively. In an effort to moderate the concentration of our credit risk exposure in individual states, particularly Ohio and Florida, we have utilized direct mail marketing, our internet site and our customer service call center to extend our lending activities to other geographic locations. Currently, in addition to Ohio and Florida, we are actively lending in 19 other states and the District of Columbia, and as a result of that activity, the concentration ratios of the combined total of our residential Core and construction loans held for investment for Ohio and Florida, as disclosed earlier in this paragraph, have trended downward from their September 30, 2010 levels when the concentrations were 79.1% in Ohio and 19.0% in Florida. Of the total mortgage and equity loan originations for the nine months ended June 30, 2018, 29.7% are secured by properties in states other than Ohio or Florida.
Our residential Home Today loans are another area of credit risk concern. Although the principal balance in these loans had declined to $98.3 million at June 30, 2018, and constituted only 0.8% of our total “held for investment” loan portfolio balance, these loans comprised 23.8% and 20.6% of our 90 days or greater delinquencies and our total delinquencies, respectively, at that date. At June 30, 2018, approximately 95.2% and 4.6% of our residential Home Today loans were secured by properties in Ohio and Florida, respectively. At June 30, 2018, the percentages of those loans delinquent 30 days or more in Ohio and Florida were 8.7% and 6.1%, respectively. The disparity between the portfolio composition ratio and delinquency composition ratio reflects the nature of the Home Today loans. We do not offer, and have not offered, loan products frequently considered to be designed to target sub-prime borrowers containing features such as higher fees or higher rates, negative amortization, or low initial payment features with adjustable interest rates. Our Home Today loans, the majority of which were entered into with borrowers that had credit profiles that would not have otherwise qualified for our loan products due to deficient credit scores, generally contained the same features as loans offered to our Core borrowers. The overriding objective of our Home Today lending, just as it is with our Core lending, was the creation of successful homeowners. We attempted to manage our Home Today credit risk by requiring that borrowers attend pre- and post-borrowing financial management education and counseling and that the borrowers be referred to us by a sponsoring organization with which we have partnered. Further, to manage the credit aspect of these loans, inasmuch as the majority of these buyers did not have sufficient funds for required down payments, many loans included private mortgage insurance. At June 30, 2018, 19.1% of Home Today loans included private mortgage insurance coverage. From a peak recorded investment of $306.6 million at December 31, 2007, the total recorded investment of the Home Today portfolio has declined to $98.1 million at June 30, 2018. As part of our effort to manage credit risk, effective March 27, 2009, the Home Today underwriting guidelines were revised to be substantially the same as our traditional mortgage product. At June 30, 2018, the recorded investment in Home Today loans originated subsequent to March 27, 2009 was $3.2 million. Since we are no longer originating loans under our Home Today program, the Home Today portfolio will continue to decline in balance due to contractual amortization. To supplant the Home Today product and to continue to meet the credit needs of our customers and the communities that we serve, during fiscal 2016 we began to offer Fannie Mae eligible, Home Ready loans. These loans are originated in accordance with Fannie Mae's underwriting standards. While we retain the servicing rights related to these loans, the loans, along with the credit risk associated therewith, are securitized/sold to Fannie Mae.
Maintaining Access to Adequate Liquidity and Diverse Funding Sources. For most insured depositories, customer and community confidence are critical to their ability to maintain access to adequate liquidity and to conduct business in an orderly manner. We believe that a well capitalized institution is one of the most important factors in nurturing customer and community confidence. Accordingly, we have managed our growth in a manner that reflects our emphasis on high capital levels. At June 30, 2018, the Association’s ratio of Tier 1 (leverage) capital to net average assets (a basic industry measure that deems 5.00% or above to represent a “well capitalized” status) was 10.80%. The Association's Tier 1 (leverage) capital ratio is lower at June 30, 2018 than its ratio at September 30, 2017, which was 11.16%, due primarily to an $85 million cash dividend payment that the Association made to the Company, its sole shareholder, in December 2017 that reduced the Association's Tier 1 (leverage) capital ratio by an estimated 62 basis points partially offset by equity growth during the fiscal year. Because of its intercompany nature, this dividend payment did not impact the Company's consolidated capital ratios which are reported in the Liquidity and Capital Resources section of this Item 2. We expect to continue to remain a well capitalized institution.

In managing its level of liquidity, the Company monitors available funding sources, which include attracting new deposits (including brokered CDs), borrowings from others, the conversion of assets to cash and the generation of funds through profitable operations. The Company has traditionally relied on retail deposits as its primary means in meeting its funding needs. At June 30, 2018, deposits totaled $8.41 billion (including $648.2 million of brokered CDs), while borrowings totaled $3.66 billion and borrowers’ advances and servicing escrows totaled $83.2 million, combined. In evaluating funding sources, we consider many factors, including cost, collateral, duration and optionality, current availability, expected sustainability, impact on operations and capital levels.
To attract deposits, we offer our customers attractive rates of interest on our deposit products. Our deposit products typically offer rates that are highly competitive with the rates on similar products offered by other financial institutions. We intend to continue this practice, subject to market conditions.
We preserve the availability of alternative funding sources through various mechanisms. First, by maintaining high capital levels, we retain the flexibility to increase our balance sheet size without jeopardizing our capital adequacy. Effectively, this permits us to increase the rates that we offer on our deposit products thereby attracting more potential customers. Second, we pledge available real estate mortgage loans and investment securities with the FHLB of Cincinnati and the FRB-Cleveland. At June 30, 2018, these collateral pledge support arrangements provided the Association with the ability to immediately borrow an additional $185.3 million from the FHLB of Cincinnati and $59.2 million from the FRB-Cleveland Discount Window. From the perspective of collateral value securing FHLB of Cincinnati advances, our capacity limit for additional borrowings beyond the balance outstanding at June 30, 2018 was $4.61 billion, subject to satisfaction of the FHLB of Cincinnati common stock ownership requirement. To satisfy the common stock ownership requirement for the maximum limit of borrowing, we would need to increase our ownership of FHLB of Cincinnati common stock by an additional $92.2 million. Third, we invest in high quality marketable securities that exhibit limited market price variability, and to the extent that they are not needed as collateral for borrowings, can be sold in the institutional market and converted to cash. At June 30, 2018, our investment securities portfolio totaled $542.0 million. Finally, cash flows from operating activities have been a regular source of funds. During the nine months ended June 30, 2018 and 2017, cash flows from operations totaled $116.3 million and $81.4 million, respectively.
Historically, a portion of the residential first mortgage loans that we originated were considered to be highly liquid as they were eligible for delivery/sale to Fannie Mae. However, due to delivery requirement changes imposed by Fannie Mae as a result of the 2008 financial crisis, effective July 1, 2010, that was no longer an available source of liquidity for the Company. We have since implemented certain loan origination changes for a portion of our loan production, which resulted in our November 15, 2013 reinstatement as an approved seller to Fannie Mae, which elevates the level of liquidity available for those loans. In addition, we have completed non-agency eligible, whole loan sales, all on a servicing retained basis, of both fixed-rate and Smart Rate loans, demonstrating that with adequate lead time, the majority of our residential first mortgage loan portfolio could be available for liquidity management purposes. At June 30, 2018, $1.7 million of agency eligible, long-term, fixed-rate first mortgage loans were classified as “held for sale.” During the nine months ended June 30, 2018, $277.4 million of non-agency eligible, long-term, fixed-rate residential loans were sold on a servicing retained basis to a private investor, $15.7 million of agency-compliant HARP II and Home Ready loans and $80.9 million of long-term, fixed-rate, agency-compliant, non-HARP II, non-Home Ready first mortgage loans were sold to Fannie Mae.
Overall, while customer and community confidence can never be assured, the Company believes that its liquidity is adequate and that it has access to adequate alternative funding sources.
Monitoring and Controlling Our Operating Expenses. We continue to focus on managing operating expenses. Our ratio of annualized non-interest expense to average assets was 1.42% for the nine months ended June 30, 2018 and 1.37% for the nine months ended June 30, 2017. The current year ratio was negatively affected by one-time charges related to the Company's celebration of its 80th anniversary in May, 2018. As of June 30, 2018, our average assets per full-time employee and our average deposits per full-time employee were $13.4 million and $8.1 million, respectively. We believe that each of these measures compares favorably with industry averages. Our relatively high average balance of deposits (exclusive of brokered CDs) held at our branch offices ($204.2 million per branch office as of June 30, 2018) contributes to our expense management efforts by limiting the overhead costs of serving our customers. We will continue our efforts to control operating expenses as we grow our business.

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

•	changes in the nature and volume of the portfolios including home equity lines of credit nearing the end of the draw period and adjustable-rate mortgage loans nearing a rate reset;

•	changes in the experience, ability or depth of lending management;

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

•
effect of other external factors such as competition, market interest rate changes or legal and regulatory requirements including market conditions and regulatory directives that impact the entire financial services industry.

When loan restructurings qualify as TDRs and the loans are performing according to the terms of the restructuring, we record an IVA based on the present value of expected future cash flows, which includes a factor for potential subsequent defaults, discounted at the effective interest rate of the original loan contract. Potential defaults are distinguished from multiple restructurings as borrowers who default are generally not eligible for subsequent restructurings. At June 30, 2018, the balance of such individual valuation allowances was $11.9 million. In instances when loans require multiple restructurings, additional valuation allowances may be required. The new valuation allowance on a loan that has multiple restructurings is calculated based on the present value of the expected cash flows, discounted at the effective interest rate of the original loan contract, considering the new terms of the restructured agreement. Due to the immaterial amount of this exposure to date, we continue to capture this exposure as a component of our qualitative GVA evaluation. The significance of this exposure will be monitored and, if warranted, we will enhance our loan loss methodology to include a new default factor (developed to reflect the estimated impact to the balance of the allowance for loan losses that will occur as a result of subsequent future restructurings) that will be assessed against all loans reviewed collectively. If new default factors are implemented, the qualitative GVA methodology will be adjusted to preclude duplicative loss consideration.

Home equity loans and lines of credit generally have higher credit risk than traditional residential mortgage loans. These loans and credit lines are usually in a second lien position and when combined with the first mortgage, result in generally higher overall loan-to-value ratios. In a stressed housing market with high delinquencies and decreasing housing prices, as arose beginning in 2008, these higher loan-to-value ratios represent a greater risk of loss to the Company. A borrower with more equity in the property has a vested interest in keeping the loan current when compared to a borrower with little or no equity in the property. In light of the past weakness in the housing market and uncertainty with respect to future employment levels and economic prospects, we conduct an expanded loan level evaluation of our home equity loans and lines of credit, including bridge loans, which are delinquent 90 days or more. This expanded evaluation is in addition to our traditional evaluation procedures. Our home equity loans and lines of credit portfolio continues to comprise a significant portion of our gross charge-offs. At June 30, 2018, we had a recorded investment of $1.77 billion in home equity loans and equity lines of credit outstanding, $5.9 million, or 0.3%, of which were 90 days or more past due.
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

	June 30, 2018			March 31, 2018
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential Core	$18,483	43.1%	85.0%	$14,080	32.7%	85.5%
Residential Home Today	3,372	7.8	0.8	3,740	8.7	0.8
Home equity loans and lines of credit	21,112	49.1	13.7	25,282	58.6	13.3
Construction	4	—	0.5	4	—	0.4
Total allowance	$42,971	100.0%	100.0%	$43,106	100.0%	100.0%

	September 30, 2017			June 30, 2017
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential Core	$14,186	29.0%	86.2%	$13,243	24.2%	86.2%
Residential Home Today	4,508	9.2	0.9	4,527	8.2	0.9
Home equity loans and lines of credit	30,249	61.8	12.4	37,154	67.6	12.3
Construction	5	—	0.5	6	—	0.6
Total allowance	$48,948	100.0%	100.0%	$54,930	100.0%	100.0%

The following table sets forth activity in our allowance for loan losses segregated by geographic location for the periods indicated. The majority of our construction loan portfolio is secured by properties located in Ohio and the balances of other consumer loans are considered immaterial, therefore neither is segregated by geography.

	As of and For the Three Months Ended June 30,		As of and For the Nine Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Allowance balance (beginning of the period)	$43,106	$56,841	$48,948	$61,795
Charge-offs:
Real estate loans:
Residential Core
Ohio	134	552	665	1,434
Florida	22	198	51	1,196
Other	—	—	27	19
Total Residential Core	156	750	743	2,649
Residential Home Today
Ohio	214	492	1,120	1,586
Florida	—	—	57	83
Other	—	—	—	21
Total Residential Home Today	214	492	1,177	1,690
Home equity loans and lines of credit
Ohio	339	796	1,932	2,182
Florida	837	653	1,936	1,849
California	—	15	—	98
Other	—	71	463	563
Total Home equity loans and lines of credit	1,176	1,535	4,331	4,692
Total charge-offs	1,546	2,777	6,251	9,031
Recoveries:
Real estate loans:
Residential Core	506	2,077	1,886	4,906
Residential Home Today	555	358	1,556	966
Home equity loans and lines of credit	2,350	2,431	5,832	6,294
Total recoveries	3,411	4,866	9,274	12,166
Net recoveries	1,865	2,089	3,023	3,135
Provision (Credit) for loan losses	(2,000)	(4,000)	(9,000)	(10,000)
Allowance balance (end of the period)	$42,971	$54,930	$42,971	$54,930
Ratios:
Net recoveries to average loans outstanding (annualized)	0.06%	0.07%	0.02%	0.03%
Allowance for loan losses to non-accrual loans at end of the period	60.24%	67.70%	60.24%	67.70%
Allowance for loan losses to the total recorded investment in loans at end of the period	0.34%	0.45%	0.34%	0.45%
The net recoveries of $3.0 million during the nine months ended June 30, 2018 decreased from $3.1 million for the nine months ended June 30, 2017, as credit quality remained relatively flat during the current fiscal year.
We continue to evaluate loans becoming delinquent for potential losses and record provisions for our estimate of those losses. We expect a moderate level of charge-offs to continue as delinquent loans are resolved in the future and uncollected balances are charged against the allowance.

During the three months ended June 30, 2018, the total allowance for loan losses decreased $0.1 million, to $43.0 million from $43.1 million at March 31, 2018, as we recorded a $2.0 million credit for loan losses, while recoveries exceeded loan charge-offs by $1.9 million. The allowance for loan losses related to loans evaluated collectively decreased by $0.9 million during the three months ended June 30, 2018, and the allowance for loan losses related to loans evaluated individually increased by approximately $0.7 million. Refer to the "analysis of the allowance for loan losses" and "activity in the allowance for loan losses" tables in Note 4 of the Notes to the Unaudited Interim Consolidated Financial Statements for more information. Other than the less significant construction and other consumer loans segments, changes during the three months ended June 30, 2018 in the balances of the GVAs, excluding changes in IVAs, related to the significant loan segments are described as follows:

•
Residential Core – The recorded investment of this segment of the loan portfolio decreased 0.6%, or $66.2 million, during the quarter, while the total allowance for loan losses for this segment increased 30.7% or $4.3 million. The portion of this loan segment’s allowance for loan losses that was determined by evaluating groups of loans collectively (i.e. those loans that were not individually evaluated), increased 60.6%, or $4.2 million, to $11.2 million at June 30, 2018. The ratio of this portion of the allowance for loan losses to the total balance of loans in this loan segment that were evaluated collectively increased to 0.10% for June 30, 2018 as compared to 0.06% for March 31, 2018. Total delinquencies decreased 6.1% to $20.5 million at June 30, 2018 from $21.9 million at March 31, 2018. While loans 90 or more days delinquent decreased 10.2% to $9.9 million at June 30, 2018 from $11.1 million at March 31, 2018, loans 30 to 89 days delinquent decreased by 1.8%. Net recoveries of $0.4 million for the quarter ended June 30, 2018 were less than net recoveries of $1.3 million during the quarter ended June 30, 2017. The portfolio decrease can be attributed to a higher level of loan sales during the quarter, a total of $305.5 million in sales of fixed-rate loans, including a $277.4 million sale to a private investor. The credit profile of this portfolio segment remained strong during the quarter due to the addition of high credit quality, residential first mortgage loans. The portfolio contains adjustable rate loans with fixed interest rates over an initial period of mainly three to five years, followed by annual resets, with various re-lock features that provide options to borrowers. The allowance increased to address the risk prompted by recent increases in the prime rate, the index at which these loans are scheduled to reset.

•
Residential Home Today – The recorded investment of this segment of the loan portfolio decreased 3.1%, or $3.1 million, as we are no longer originating loans under the Home Today program. The total allowance for loan losses for this segment decreased from $3.7 million at the prior quarter to $3.4 million at June 30, 2018. The portion of this loan segment’s allowance for loan losses that was determined by evaluating groups of loans collectively (i.e. those loans that were not individually evaluated), decreased by 28.8% to $1.2 million at June 30, 2018 from $1.6 million at March 31, 2018. The ratio of this portion of the allowance to the total balance of loans in this loan segment that were evaluated collectively decreased approximately 0.5% to 2.1% at June 30, 2018 from 2.6% at March 31, 2018. Total delinquencies decreased to $8.4 million at June 30, 2018 from $9.3 million at March 31, 2018. Delinquencies greater than 90 days decreased to $4.9 million from $5.9 million at March 31, 2018 and loans 30 to 89 days delinquent increased by 1.8%, or $0.1 million. There were net recoveries of $0.3 million during the quarter ending June 30, 2018 compared to net charge-offs of $0.1 million during the quarter ending June 30, 2017. The allowance for this portfolio fluctuates based on not only the generally declining portfolio balance, but also on the credit profile trends in this portfolio. This portfolio's allowance decreased this quarter based on the decrease in the Home Today balance yet risk remains based on the generally less stringent credit requirements that were in place at the time that these borrowers qualified for their loans and the continued depressed home values that remain in this portfolio.

•
Home Equity Loans and Lines of Credit – The recorded investment of this segment of the loan portfolio increased 3.4%, or $58.6 million, to $1.77 billion at June 30, 2018 from $1.71 billion at March 31, 2018. The total allowance for loan losses for this segment decreased approximately $4.1 million to $21.1 million. During the quarter ended June 30, 2018, the portion of this loan segment's allowance for loan losses that was determined by evaluating groups of loans collectively (i.e. those loans that were not individually evaluated) decreased by 20.1%, to $18.6 million from $23.2 million at March 31, 2018. The ratio of this portion of the allowance to the total balance of loans in this loan segment that were evaluated collectively decreased to 1.1% for June 30, 2018 as compared to 1.4% for March 31, 2018. Total delinquencies for this portfolio segment increased 4.5% to $11.8 million at June 30, 2018 as compared to $11.3 million at March 31, 2018. Delinquencies greater than 90 days were substantinally unchanged at $5.9 million at both June 30, 2018 and March 31, 2018, while 30 to 89 days delinquent loans increased 8.9% to $5.9 million at June 30, 2018 from $5.4 million at the prior quarter end. Net recoveries for this loan segment during the current quarter were larger at $1.2 million, as compared to $0.9 million of net recoveries for the quarter ended June 30, 2017. The principal balance of home equity lines of credit originated without amortizing payments during the draw period that are coming to the end of its draw period through fiscal 2020 is $205.4 million at June 30, 2018 as compared to $306.5 million at March 31, 2018. Since these are customers whose lines of credit were originated without amortizing payments during the draw period, they are most at risk for exposure to increased payment shock at the end of the draw period. The allowance reflects our consideration of the potentially adverse impact that required payment increases that occur as home equity lines of credit near the end of their draw periods may have on our borrowers ability to meet their debt service obligations, and as a result, the allowance for this loan segment remains elevated.
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

	June 30, 2018		March 31, 2018		September 30, 2017		June 30, 2017
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential Core
Ohio	$5,972,632		$6,100,300		$6,061,515		$5,982,260
Florida	1,739,779		1,739,286		1,739,098		1,721,863
Other	3,093,342		3,033,815		2,945,591		2,919,623
Total Residential Core	10,805,753	85.0%	10,873,401	85.5%	10,746,204	86.2%	10,623,746	86.2%
Residential Home Today
Ohio	93,567		96,541		103,803		106,827
Florida	4,504		4,589		4,924		4,982
Other	181		231		237		239
Total Residential Home Today	98,252	0.8	101,361	0.8	108,964	0.9	112,048	0.9
Home equity loans and lines of credit
Ohio	632,740		624,015		606,301		594,125
Florida	359,401		359,258		340,530		343,951
California	252,935		236,353		205,157		205,584
Other	502,787		471,082		400,327		377,068
Total Home equity loans and lines of credit	1,747,863	13.7	1,690,708	13.3	1,552,315	12.4	1,520,728	12.3
Total Construction	60,715	0.5	54,524	0.4	60,956	0.5	68,721	0.6
Other consumer loans	3,040	—	2,812	—	3,050	—	2,957	—
Total loans receivable	12,715,623	100.0%	12,722,806	100.0%	12,471,489	100.0%	12,328,200	100.0%
Deferred loan expenses, net	38,080		35,023		30,865		28,859
Loans in process	(39,350)		(31,822)		(34,100)		(37,157)
Allowance for loan losses	(42,971)		(43,106)		(48,948)		(54,930)
Total loans receivable, net	$12,671,382		$12,682,901		$12,419,306		$12,264,972

On June 30, 2018, the unpaid principal balance of our home equity loans and lines of credit portfolio consisted of $401.7 million in home equity loans (which included $282.4 million of home equity lines of credit, which are in the amortization period and no longer eligible to be drawn upon, and $23.7 million in bridge loans) and $1.35 billion in home equity lines of credit. The following table sets forth credit exposure, principal balance, percent delinquent 90 days or more, the mean CLTV percent at the time of origination and the current mean CLTV percent of our home equity loans, home equity lines of credit and bridge loan portfolio as of June 30, 2018. Home equity lines of credit in the draw period are reported according to geographic distribution.

	Credit Exposure	Principal Balance	Percent Delinquent 90 Days or More	Mean CLTV Percent at Origination (2)	Current Mean CLTV Percent (3)
	(Dollars in thousands)
Home equity lines of credit in draw period (by state)
Ohio	$1,249,343	$484,178	0.07%	60%	53%
Florida	459,473	225,715	0.09%	57%	51%
California	399,565	189,457	0.03%	63%	57%
Other (1)	946,972	446,839	0.11%	64%	60%
Total home equity lines of credit in draw period	3,055,353	1,346,189	0.08%	61%	55%
Home equity lines in repayment, home equity loans and bridge loans	401,674	401,674	1.20%	67%	51%
Total	$3,457,027	$1,747,863	0.34%	62%	54%
_________________

(1)	No other individual state has a committed or drawn balance greater than 10% of our total equity lending portfolio nor 5% of total loans.

(2)	Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.

(3)
Current Mean CLTV is based on best available first mortgage and property values as of June 30, 2018. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.

At June 30, 2018, 41.8% of our home equity lending portfolio was either in a first lien position (24.0%), in a subordinate (second) lien position behind a first lien that we held (13.6%) or in a subordinate (second) lien position behind a first lien that was held by a loan that we serviced for others (4.2%). In addition, at June 30, 2018, 14.7% of our home equity line of credit portfolio in the draw period was making only the required minimum payment on the outstanding line balance.

The following table sets forth credit exposure, principal balance, percent delinquent 90 days or more, the mean CLTV percent at the time of origination and the current mean CLTV percent of our home equity loans, home equity lines of credit and bridge loan portfolio as of June 30, 2018. Home equity lines of credit in the draw period are stratified by the calendar year in which originated:

	Credit Exposure	Principal Balance	Percent Delinquent 90 Days or More	Mean CLTV Percent at Origination (1)	Current Mean CLTV Percent (2)
	(Dollars in thousands)
Home equity lines of credit in draw period
2008 and Prior	$314,983	$143,069	0.53%	63%	53%
2009	155,522	57,879	0.40%	55%	49%
2010	14,373	4,660	—%	58%	45%
2011	—	—	—%	—%	—%
2012	155	51	—%	44%	65%
2013	23,880	7,585	—%	60%	44%
2014	175,610	63,912	0.10%	60%	45%
2015	254,802	108,279	—%	60%	49%
2016	462,183	206,979	—%	62%	54%
2017	988,352	467,770	0.01%	61%	58%
2018	665,493	286,005	—%	61%	61%
Total home equity lines of credit in draw period	3,055,353	1,346,189	0.08%	61%	55%
Home equity lines in repayment, home equity loans and bridge loans	401,674	401,674	1.20%	67%	51%
Total	$3,457,027	$1,747,863	0.34%	62%	54%
________________

(1)	Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.

(2)
Current Mean CLTV is based on best available first mortgage and property values as of June 30, 2018. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.

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
In general, the home equity line of credit product originated prior to June 2010 (when new home equity lending was temporarily suspended) was characterized by a ten-year draw period followed by a ten-year repayment period; however, there were two types of transactions that could result in a draw period that extended beyond ten years. The first transaction involved customer requests for increases in the amount of their home equity line of credit. When the customer’s credit performance and profile supported the increase, the draw period term was reset for the ten-year period following the date of the increase in the home equity line of credit amount. A second transaction that impacted the draw period involved extensions. For a period of time prior to June 2008, we had a program that evaluated home equity lines of credit that were nearing the end of their draw period and made a determination as to whether or not the customer should be offered an additional ten-year draw period. If the account and customer met certain pre-established criteria, an offer was made to extend the otherwise expiring draw period by ten years from the date of the offer. If the customer chose to accept the extension, the origination date of the account remained unchanged but the account would have a revised draw period that was extended by ten years. As a result of these two programs, the reported draw periods for certain home equity line of credit accounts exceed ten years.
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
The following table sets forth, as of June 30, 2018, the principal balance of home equity lines of credit in the draw period segregated by the current combined LTV range and by fiscal year in which the draw period expires.

	Current CLTV Category
Home equity lines of credit in draw period (by end of draw fiscal year):	< 80%	80 - 89.9%	90 - 100%	>100%	Unknown (2)	Total
	(Dollars in thousands)
2018 (1)	$74,550	$4,998	$1,822	$2,463	$1,215	$85,048
2019 (1)	162,410	4,215	815	783	2,894	171,117
2020 (1)	117,708	113	14	24	1,352	119,211
2021 (1)	41,056	—	—	—	155	41,211
2022	89	—	—	—	—	89
2023 (1)	20	—	—	—	—	20
Post 2023	912,527	7,773	335	94	8,865	929,594
Total	$1,308,360	$17,099	$2,986	$3,364	$14,481	$1,346,290
_________________

(1)
Home equity lines of credit whose draw period ends in fiscal years 2018, 2019, 2020, 2021 and 2023 include $17.1 million, $46.6 million, $106.2 million, $41.1 million and $0.02 million respectively, of lines where the customer has an amortizing payment during the draw period.

(2)	Market data necessary for stratification is not readily available.
The following table sets forth the breakdown of current mean CLTV percentages for our home equity lines of credit in the draw period as of June 30, 2018.

	Credit Exposure	Principal Balance	Percent of Total Principal Balance	Percent Delinquent 90 Days or More	Mean CLTV Percent at Origination (2)	Current Mean CLTV Percent (3)
	(Dollars in thousands)
Home equity lines of credit in draw period (by current mean CLTV)
< 80%	$2,984,623	$1,308,412	97.2%	0.06%	61%	55%
80 - 89.9%	30,630	17,099	1.3%	0.63%	79%	82%
90 - 100%	3,633	2,986	0.2%	4.18%	80%	95%
> 100%	3,987	3,364	0.2%	—%	78%	146%
Unknown (1)	32,480	14,328	1.1%	—%	58%	(1)
	$3,055,353	$1,346,189	100.0%	0.08%	61%	55%
_________________

(1)	Market data necessary for stratification is not readily available.

(2)	Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.

(3)
Current Mean CLTV is based on best available first mortgage and property values as of June 30, 2018. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.

Delinquent Loans
The following tables set forth the number and recorded investment in loan delinquencies by type, segregated by geographic location and severity of delinquency at the dates indicated. The majority of our construction loan portfolio is secured by properties located in Ohio; therefore, it was not segregated by geography. There were no delinquencies in the construction loan portfolio for the quarters ended June 30, 2018, March 31, 2018, September 30, 2017 and June 30, 2017.

	Loans Delinquent for				Total
	30-89 Days		90 Days or More
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
June 30, 2018
Real estate loans:
Residential Core
Ohio	74	$8,489	95	$7,741	169	$16,230
Florida	6	868	15	2,034	21	2,902
Other	5	1,258	2	148	7	1,406
Total Residential Core	85	10,615	112	9,923	197	20,538
Residential Home Today
Ohio	96	3,300	152	4,802	248	8,102
Florida	2	140	5	135	7	275
Total Residential Home Today	98	3,440	157	4,937	255	8,377
Home equity loans and lines of credit
Ohio	93	2,202	120	2,226	213	4,428
Florida	34	1,500	72	1,891	106	3,391
California	10	786	5	305	15	1,091
Other	23	1,408	57	1,491	80	2,899
Total Home equity loans and lines of credit	160	5,896	254	5,913	414	11,809
Total	343	$19,951	523	$20,773	866	$40,724

	Loans Delinquent for				Total
	30-89 Days		90 Days or More
	Number	Amount	Number	Amount	Number	Amount
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
Loans delinquent 90 days or more were 0.2% of total net loans at June 30, 2018, March 31, 2018, September 30, 2017 and June 30, 2017. Loans delinquent 30 to 89 days were 0.2% of total net loans at June 30, 2018, March 31, 2018, September 30, 2017 and June 30, 2017.

Non-Performing Assets and Troubled Debt Restructurings
The following table sets forth the recorded investments and categories of our non-performing assets and TDRs at the dates indicated.

	June 30, 2018	March 31, 2018	September 30, 2017	June 30, 2017
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
Residential Core	$39,618	$41,223	$43,797	$44,941
Residential Home Today	14,799	16,248	18,109	18,871
Home equity loans and lines of credit	16,917	20,777	17,185	17,328
Total non-accrual loans (1)(2)	71,334	78,248	79,091	81,140
Real estate owned	3,191	3,668	5,521	5,524
Total non-performing assets	$74,525	$81,916	$84,612	$86,664
Ratios:
Total non-accrual loans to total loans	0.56%	0.61%	0.63%	0.66%
Total non-accrual loans to total assets	0.51%	0.56%	0.58%	0.60%
Total non-performing assets to total assets	0.53%	0.59%	0.62%	0.64%
TDRs: (not included in non-accrual loans above)
Real estate loans:
Residential Core	$52,046	$51,188	$53,511	$54,234
Residential Home Today	28,420	28,769	28,751	29,476
Home equity loans and lines of credit	27,299	22,147	20,864	20,266
Total	$107,765	$102,104	$103,126	$103,976
_________________

(1)
Totals at June 30, 2018, March 31, 2018, September 30, 2017, and June 30, 2017, include $45.4 million, $49.2 million, $47.0 million, and $48.9 million, respectively, in TDRs that are less than 90 days past due but included with nonaccrual loans for a minimum period of six months from the restructuring date due to their non-accrual status prior to restructuring, because they have been partially charged off, or because all borrowers have been discharged of their obligation through a Chapter 7 bankruptcy.

(2)	Includes $10.9 million, $10.4 million, $11.9 million, and $12.6 million in TDRs that are 90 days or more past due at June 30, 2018, March 31, 2018, September 30, 2017, and June 30, 2017, respectively.
The gross interest income that would have been recorded during the nine months ended June 30, 2018 and June 30, 2017 on non-accrual loans if they had been accruing during the entire period and TDRs if they had been current and performing in accordance with their original terms during the entire period was $7.1 million and $7.7 million, respectively. The interest income recognized on those loans included in net income for the nine months ended June 30, 2018 and June 30, 2017 was $6.9 million and $4.9 million, respectfully.
At June 30, 2018, March 31, 2018, September 30, 2017, and June 30, 2017, the recorded investment of impaired loans includes accruing TDRs and loans that are returned to accrual status when contractual payments are less than 90 days past due. These loans continue to be individually evaluated for impairment until, at a minimum, contractual payments are less than 30 days past due. Also, the recorded investment of non-accrual loans includes loans that are not included in the recorded investment of impaired loans because they are included in loans collectively evaluated for impairment.

The table below sets forth the recorded investments and categories of loans representing the difference between non-accrual loans and impaired loans at the dates indicated.

	June 30, 2018	March 31, 2018	September 30, 2017	June 30, 2017
	(Dollars in thousands)
Non-Accrual Loans	$71,334	$78,248	$79,091	$81,140
Accruing TDRs	107,765	102,104	103,126	103,976
Performing Impaired	5,583	5,130	3,607	3,902
Collectively Evaluated	(3,020)	(5,209)	(5,264)	(3,666)
Total Impaired loans	$181,662	$180,273	$180,560	$185,352
In response to the economic challenges facing many borrowers, we continue to restructure loans, resulting in $164.1 million of TDRs (accrual and non-accrual) recorded at June 30, 2018. An increase of $2.4 million in the recorded investment of TDRs from March 31, 2018 is partially attributed to equity lines of credit originated without amortizing payments during the draw period that are coming to the end of the draw period. Borrowers whose lines of credit originated without amortizing payments are most at risk for exposure to increased payment shock at the end of the draw period. There was a $2.1 million increase in the recorded investment of TDRs from September 30, 2017 and a $1.4 million decrease from June 30, 2017.
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

The following table sets forth the recorded investment in accrual and non-accrual TDRs, by the types of concessions granted, as of June 30, 2018.

	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Restructurings	Bankruptcy	Total
	(In thousands)
Accrual
Residential Core	$9,462	$254	$6,276	$17,055	$11,601	$7,398	$52,046
Residential Home Today	3,512	—	3,513	9,274	11,173	948	28,420
Home equity loans and lines of credit	89	5,225	831	19,230	309	1,615	27,299
Total	$13,063	$5,479	$10,620	$45,559	$23,083	$9,961	$107,765
Non-Accrual, Performing
Residential Core	$488	$121	$1,821	$2,387	$8,623	$13,739	$27,179
Residential Home Today	632	—	530	500	5,209	2,194	9,065
Home equity loans and lines of credit	—	82	191	3,156	1,832	3,933	9,194
Total	$1,120	$203	$2,542	$6,043	$15,664	$19,866	$45,438
Non-Accrual, Non-Performing
Residential Core	$241	$—	$2,334	$792	$1,018	$963	$5,348
Residential Home Today	145	—	619	181	2,313	849	4,107
Home equity loans and lines of credit	—	239	532	39	144	533	1,487
Total	$386	$239	$3,485	$1,012	$3,475	$2,345	$10,942
Total TDRs
Residential Core	$10,191	$375	$10,431	$20,234	$21,242	$22,100	$84,573
Residential Home Today	4,289	—	4,662	9,955	18,695	3,991	41,592
Home equity loans and lines of credit	89	5,546	1,554	22,425	2,285	6,081	37,980
Total	$14,569	$5,921	$16,647	$52,614	$42,222	$32,172	$164,145
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
Income Taxes. We consider accounting for income taxes a critical accounting policy due to the subjective nature of certain estimates, including the impact of tax rate changes, such as those implemented by the Tax Cuts and Jobs Act signed into law in December 2017, that are involved in the calculation. We use the asset/liability method of accounting for income taxes in which deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. We must assess the realization of the deferred tax asset and, to the extent that we believe that recovery is not likely, a valuation allowance is established. Adjustments to increase or decrease existing valuation allowances, if any, are charged or credited, respectively, to income tax expense. At June 30, 2018, no valuation allowances were outstanding. Even though we have determined a valuation allowance is not required for deferred tax assets at June 30, 2018, there is no guarantee that those assets, if any, will be recognizable in the future.
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

Comparison of Financial Condition at June 30, 2018 and September 30, 2017
Total assets increased $244.0 million, or 2%, to $13.94 billion at June 30, 2018 from $13.69 billion at September 30, 2017. This increase was primarily the result of new loan origination levels exceeding the total of loan sales and principal repayments during the current fiscal year. Loan growth was reduced as we completed approximately $374.0 million in loan sales during the period, including $277.4 million of fixed-rate loans that were sold to a private investor in May, 2018 as part of our overall interest rate risk management strategy.

Cash and cash equivalents decreased $9.7 million, or 4%, to $258.5 million at June 30, 2018 from $268.2 million at September 30, 2017 as we hold cash to maintain the level of liquidity described later in the Liquidity and Capital Resources section.
Investment securities increased $4.5 million, or 0.8%, to $542.0 million at June 30, 2018 from $537.5 million at September 30, 2017. Investment securities increased as $121.1 million in purchases exceeded the combined effect of $102.8 million in principal paydowns, $10.4 million in net unrealized losses and $3.4 million of net acquisition premium amortization that occurred in the mortgage-backed securities portfolio during the nine months ended June 30, 2018. There were no sales of investment securities during the nine months ended June 30, 2018.
Loans held for investment, net, increased $252.1 million, or 2%, to $12.67 billion at June 30, 2018 from $12.42 billion at September 30, 2017. Residential mortgage loans increased $48.8 million, or less than one percent, to $10.90 billion at June 30, 2018. The increase in residential mortgage loans was combined with $1.5 million in net recoveries during the nine months ended June 30, 2018. During the nine months ended June 30, 2018, $840.5 million of three- and five-year “SmartRate” loans were originated while $874.9 million of 10-, 15-, and 30-year fixed-rate first mortgage loans were originated. These fixed-rate originations were partially offset by paydowns and fixed-rate loan sales. Between September 30, 2017 and June 30, 2018, the total fixed-rate portion of the first mortgage loan portfolio decreased $200.6 million and was comprised of a decrease of $150.2 million in the balance of fixed-rate loans with original terms of 10 years or less, along with a decrease of $50.4 million in the balance of fixed-rate loans with original terms greater than 10 years. During the nine months ended June 30, 2018, we completed $374.0 million in loan sales, which included a $277.4 million sale to a private investor, $15.7 million of agency-compliant HARP II and Home Ready loans and $80.9 million of long-term, fixed-rate, agency-compliant, non-HARP II and non-Home Ready first mortgage loans which were sold to Fannie Mae. Refer to the Liquidity and Capital Resources section for additional information.
Augmenting the increase in residential mortgage loans was a $195.5 million increase in the balance of home equity loans and lines of credit during the nine months ended June 30, 2018 as new originations and additional draws on existing accounts exceeded repayments. The increases since September 30, 2017 reflect a renewed focus on the origination of home equity loans and lines of credit. Commitments originated for home equity loans and lines of credit and bridge loans were $1.13 billion for the nine months ended June 30, 2018 compared to $741.8 million for the nine months ended June 30, 2017. At June 30, 2018, pending commitments to originate new home equity lines of credit and bridge loans totaled $111.3 million and $39.7 million, respectively. Refer to the Controlling Our Interest Rate Risk Exposure section of the Overview for additional information.
The total allowance for loan losses decreased $5.9 million, or 12%, to $43.0 million at June 30, 2018 from $48.9 million at September 30, 2017, primarily reflecting improved credit metrics, including continued strong recoveries of loan amounts previously charged off, low levels of current loan charge-offs and reduced exposure from home equity lines of credit coming to the end of the draw period. Refer to Note 4. Loans and Allowance for Loan Losses for additional discussion.
Federal Home Loan Bank stock increased $3.5 million, or 4% to $93.5 million at June 30, 2018 from $90.0 million at September 30, 2017. The increase was necessary to satisfy common stock ownership requirements related to the balance of FHLB advances, discussed later.
Deposits increased $256.7 million, or 3%, to $8.41 billion at June 30, 2018 from $8.15 billion at September 30, 2017. The increase in deposits resulted primarily from a $461.0 million increase in CDs partially offset by a $33.0 million decrease in our high-yield checking accounts (a subcategory of our checking accounts) and a $168.5 million decrease in high-yield savings accounts (a subcategory of savings accounts). We believe that our high-yield savings accounts as well as our high-yield checking accounts provide a stable source of funds. In addition, our high-yield savings accounts are expected to reprice in a manner similar to our home equity lending products, and, therefore, assist us in managing interest rate risk. The balance of brokered CDs at June 30, 2018 was $648.2 million which was an increase of $27.5 million during the nine months ended June 30, 2018.

Borrowed funds, all from the FHLB of Cincinnati, decreased $6.6 million, or less than one percent, to $3.66 billion at June 30, 2018 from $3.67 billion at September 30, 2017. This decrease primarily reflects a $180.2 million net reduction of long-term borrowed funds, partially offset by a $173.6 million net increase in short-term borrowed funds. The short-term increase included a $3.0 million decrease in the balance of short-term advances and an additional $175.0 million of new 90-day advances that are hedged by equal notional amounts of new interest rate swaps with initial fixed-pay terms of five years, as a combination of loan sales and deposit growth led to decreased wholesale funding demands. The total balance of borrowed funds of $3.66 billion at June 30, 2018 consisted of an overnight advance of $1.11 billion, long-term advances of $879 million with a remaining weighted average maturity of approximately 1.5 years and short-term advances of $1.68 billion aligned with interest rate swap contracts with a remaining weighted average effective maturity of approximately 3.5 years. Interest rate swaps have been used to extend the duration of short-term borrowings to approximately five years at inception, by paying a fixed rate of interest and receiving the variable rate. Refer to the Extending the Duration of Funding Sources section of the Overview for additional discussion regarding short-term borrowings and interest-rate swaps.

Servicing escrows decreased $13.1 million, or 37%, to $22.7 million at June 30, 2018 from $35.8 million at September 30, 2017. Principal and interest collected decreased $0.8 million combined with a $12.2 million decrease in retained tax payments collected from borrowers during the current period. Principal and interest will fluctuate based on normal curtailments and paydowns which are influenced by the relative level of market interest rates.
Total shareholders’ equity increased $55.3 million, or 3%, to $1.75 billion at June 30, 2018 from $1.69 billion at September 30, 2017. This net increase primarily reflected the effect of $63.8 million of net income and the positive impact related to awards under the stock-based compensation plan, the allocation of shares held by the ESOP and the increase in other comprehensive income, which were partially offset by $17.0 million of repurchases of outstanding common stock and $25.3 million of cash dividend payments. As a result of a July 19, 2017 mutual member vote, Third Federal Savings, MHC, the mutual holding company that owns 81% of the outstanding stock of the Company, waived the receipt of its share of the dividends paid. Refer to Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for additional details regarding the repurchase of shares of common stock and the dividend waiver.

Comparison of Operating Results for the Three Months Ended June 30, 2018 and 2017
Average balances and yields. The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effects thereof were not material. Average balances are derived from daily average balances. Non-accrual loans were included in the computation of loan average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, deferred expenses, discounts and premiums that are amortized or accreted to interest income or interest expense.

	Three Months Ended			Three Months Ended
	June 30, 2018			June 30, 2017
	Average Balance	Interest Income/ Expense	Yield/ Cost (2)	Average Balance	Interest Income/ Expense	Yield/ Cost (2)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash equivalents	$222,178	$986	1.78%	$215,838	$566	1.05%
Investment securities	529	3	2.27%	—	—	—%
Mortgage-backed securities	542,308	2,888	2.13%	526,416	2,522	1.92%
Loans (1)	12,614,419	105,956	3.36%	12,215,399	99,699	3.26%
Federal Home Loan Bank stock	93,544	1,285	5.49%	84,146	934	4.44%
Total interest-earning assets	13,472,978	111,118	3.30%	13,041,799	103,721	3.18%
Noninterest-earning assets	370,488			364,779
Total assets	$13,843,466			$13,406,578
Interest-bearing liabilities:
Checking accounts	$947,694	453	0.19%	$1,002,741	232	0.09%
Savings accounts	1,335,837	1,106	0.33%	1,519,864	524	0.14%
Certificates of deposit	6,092,210	24,751	1.63%	5,646,152	21,075	1.49%
Borrowed funds	3,524,967	14,535	1.65%	3,348,307	11,618	1.39%
Total interest-bearing liabilities	11,900,708	40,845	1.37%	11,517,064	33,449	1.16%
Noninterest-bearing liabilities	188,723			197,934
Total liabilities	12,089,431			11,714,998
Shareholders’ equity	1,754,035			1,691,580
Total liabilities and shareholders’ equity	$13,843,466			$13,406,578
Net interest income		$70,273			$70,272
Interest rate spread (2)(3)			1.93%			2.02%
Net interest-earning assets (4)	$1,572,270			$1,524,735
Net interest margin (2)(5)		2.09%			2.16%
Average interest-earning assets to average interest-bearing liabilities	113.21%			113.24%
Selected performance ratios:
Return on average assets (2)		0.60%			0.68%
Return on average equity (2)		4.76%			5.39%
Average equity to average assets		12.67%			12.62%
_________________

(1)	Loans include both mortgage loans held for sale and loans held for investment.

(2)	Annualized.

(3)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by total interest-earning assets.

General. Net income decreased $1.9 million, or 8%, to $20.9 million for the quarter ended June 30, 2018 from $22.8 million for the quarter ended June 30, 2017. The decrease in net income was attributable primarily to a decrease in the credit for loan losses and an increase in non-interest expense, partially offset by an increase in the gain on sale of loans and a lower effective tax rate.

Interest and Dividend Income. Interest and dividend income increased $7.4 million, or 7%, to $111.1 million during the current quarter compared to $103.7 million during the same quarter in the prior year. The increase in interest and dividend income resulted primarily from an increase in interest income from loans and to a lesser extent, interest earning cash equivalents and Federal Home Loan Bank stock dividends.
Interest income on loans increased $6.3 million, or 6%, to $106.0 million during the current quarter compared to $99.7 million during the same quarter in the prior year. This change was attributed to a $399.0 million, or a 3%, increase in the average balance of loans to $12.61 billion for the quarter ended June 30, 2018 compared to $12.22 billion during the same quarter last year as new loan production exceeded repayments and loan sales. In addition to the increase in the average balance was a ten basis point increase in the average yield on loans to 3.36% for the current quarter from 3.26% for the same quarter last year as recent market rate increases have impacted loan yields, particularly home equity lending products that feature interest rates that reset based on the prime rate.
Interest Expense. Interest expense increased $7.4 million, or 22%, to $40.8 million during the current quarter compared to $33.4 million during the quarter ended June 30, 2017. The increase resulted primarily from an increase in interest expense on deposits, and to a lesser extent, an increase in interest expense on borrowed funds.
Interest expense on borrowed funds, all from the FHLB of Cincinnati, increased $2.9 million, or 25%, to $14.5 million during the current quarter compared to $11.6 million during the quarter ended June 30, 2017. This change was attributed to a $176.7 million, or 5%, increase in the average balance of borrowed funds to $3.52 billion during the current quarter from an average balance of $3.35 billion during the same quarter of the prior year. Combined with the impact of the increase in average balance of borrowed funds was a 26 basis point increase in the average rate paid on borrowed funds to 1.65% for the current quarter from 1.39% for the same quarter last year. The increase in the average balance of borrowed funds was used, along with an increase in deposits, to fund our balance sheet growth and our capital management activities, including share repurchases and dividend payments. The increases in borrowed funds took the form of short-term advances and longer-term advances with initial effective durations of approximately five years as hedged by interest rate swaps. Refer to the Extending the Duration of Funding Sources section of the Overview and Comparison of Financial Condition for further discussion.
Interest expense on CDs increased $3.7 million, or 18%, to $24.8 million during the current quarter compared to $21.1 million during the quarter ended June 30, 2017. The increase was attributed to a $446.0 million, or 8%, increase in the average balance of CDs to $6.09 billion during the current quarter from $5.65 billion during the same quarter of the prior year combined with a 14 basis point increase in the average rate paid on CDs to 1.63% for the current quarter from 1.49% for the same quarter last year. Rates were adjusted on deposits in response to changes in general market rates as well as to changes in the rates paid by our competition.
Net Interest Income. Net interest income remained unchanged at $70.3 million during the current quarter when compared to the three months ending June 30, 2017, as the increase in interest income was equivalent to the increase in interest expense. Our average interest earning assets during the current quarter increased $431.2 million, or 3%, when compared to the quarter ended June 30, 2017. The increase in average interest-earning assets was attributed primarily to the growth of the loan portfolio and to a lesser extent other interest-earning cash equivalents, mortgage-backed securities and Federal Home Loan Bank stock. In addition to the increase in average interest earning assets was a 12 basis point increase in the yield on those assets to 3.30% from 3.18%. Our interest rate spread decreased nine basis points to 1.93% compared to 2.02% during the same quarter last year. Our net interest margin decreased seven basis points to 2.09% in the current quarter compared to 2.16% for the same quarter last year.
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
Based on our evaluation of the above factors, we recorded a credit for loan losses of $2.0 million during the quarter ended June 30, 2018, as compared to a credit of $4.0 million during the quarter ended June 30, 2017. The credits for loan losses reflected reduced levels of loans delinquent 90 days or more and charge-offs, and continued elevated levels of recoveries of previously charged-off loans. We continue our awareness of the relative values of residential properties in comparison to their cyclical peaks as well as the uncertainty that persists in the current economic environment, which continues to challenge many of our loan customers. As delinquencies in the portfolio have been resolved through pay-off, short sale or foreclosure, or management determines the collateral is not sufficient to satisfy the loan balance, uncollected balances have been charged against the allowance for loan losses previously provided. In the current quarter we recorded net recoveries of $1.9 million compared to net recoveries of $2.1 million in the quarter ended June 30, 2017. Loan loss provisions (credits) are recorded with the objective of aligning our overall allowance for loan losses with our current estimates of loss in the portfolio. The allowance for loan losses was $43.0 million, or 0.34% of total recorded investment in loans receivable, at June 30, 2018, compared to $54.9 million or 0.45% of total recorded investment in loans receivable at June 30, 2017. Balances of recorded investments are net of deferred fees or expenses and any applicable loans-in-process.
The total recorded investment in non-accrual loans decreased $6.9 million during the quarter ended June 30, 2018. Since June 30, 2017, the total recorded investment in non-accrual loans decreased $9.8 million. The recorded investment in non-accrual loans in our residential Core portfolio decreased $1.6 million, or 4%, during the current quarter, to $39.6 million at June 30, 2018, and decreased $5.3 million, or 12%, since June 30, 2017. At June 30, 2018, the recorded investment in our Core portfolio was $10.82 billion, compared to $10.89 billion at March 31, 2018 and $10.64 billion at June 30, 2017. During the current quarter, the residential Core portfolio produced net recoveries that totaled $0.4 million, as compared to net recoveries of $0.6 million during the quarter ended March 31, 2018 and net recoveries of $1.3 million during the quarter ended June 30, 2017.
The recorded investment in non-accrual loans in our residential Home Today portfolio decreased $1.4 million, or 9%, during the current quarter, to $14.8 million at June 30, 2018, and decreased $4.1 million, or 22%, since June 30, 2017. At June 30, 2018, the recorded investment in our Home Today portfolio was $98.1 million, compared to $101.3 million at March 31, 2018 and $110.7 million at June 30, 2017. Residential Home Today net recoveries were $0.3 million during the current quarter and previous quarter ended March 31, 2018, while there were net charge-offs of $0.1 million for the quarter ended June 30, 2017.
The recorded investment in non-accrual home equity loans and lines of credit decreased $3.9 million, or 19%, during the current quarter, to $16.9 million at June 30, 2018, and decreased $0.4 million, or 2%, since June 30, 2017. The recorded investment in our home equity loans and lines of credit portfolio at June 30, 2018 was $1.77 billion, compared to $1.71 billion at March 31, 2018 and $1.54 billion at June 30, 2017. During the current quarter, the home equity loans and lines of credit portfolio had net recoveries of $1.2 million, as compared to net recoveries of $0.3 million during the quarter ended March 31, 2018 and net recoveries of $0.9 million during the quarter ended June 30, 2017. We believe that non-performing home equity loans and lines of credit, on a relative basis, represent a higher level of credit risk than residential Core loans as these home equity loans and lines of credit generally hold subordinated positions.
Non-Interest Income. Non-interest income increased $2.4 million, or 50%, to $7.2 million during the current quarter compared to $4.8 million during the quarter ended June 30, 2017. The $2.3 million increase in the gain on sale of loans was mainly due to the completion of a single bulk sale of $277.4 million of fixed-rate loans to a private investor and, to a lesser extent, sales of higher yielding loans during the current quarter. There were $305.5 million of loan sales during the current quarter as compared to $75.4 million of loan sales during the quarter ended June 30, 2017.
Non-Interest Expense. Non-interest expense increased $6.7 million, or 15%, to $51.4 million during the current quarter compared to $44.7 million during the quarter ended June 30, 2017. The increase was driven primarily by a $3.7 million increase in salaries and employee benefits during the current quarter. The majority of the increase in salaries and benefits was a result of the celebration of our 80th anniversary in May, 2018, which included events in Ohio and Florida, as well as an after-tax bonus of $2,080 to all associates. The bonus also included a portion attributable to the sharing of the Company's savings from the December 2017 corporate tax reform. Additional increases in non-interest expense include $1.5 million in other operating expenses and $1.2 million in office property and equipment.
Income Tax Expense. The provision for income taxes was $7.2 million during the current quarter compared to $11.6 million during the quarter ended June 30, 2017. The provision for the current quarter included $6.5 million of federal income tax provision and $0.7 million of state income tax provision. The provision for the quarter ended June 30, 2017 included $11.3 million of federal income tax provision and $0.3 million of state income tax provision. Our effective federal tax rate was 23.6% during the current quarter and 33.2% during the quarter ended June 30, 2017. As a result of the passing of the Tax Cuts and Jobs Act on December 22, 2017, the federal income tax rate and structure changed. The Act includes a number of changes in existing tax law impacting businesses including a permanent reduction in the maximum corporate tax rate from 35% to 21%. The rate reduction took effect on January 1, 2018; however, as a September 30 fiscal year end entity, the Company is required to use a blended maximum rate for its entire September 30, 2018 fiscal year, which would be approximately 24.5%. Our expected effective income tax rates are below the federal statutory rate because of our ownership of bank-owned life insurance (current and prior quarters), partially offset by additional income tax expense from revalued deferred tax assets due to the passage of the Tax Cuts and Jobs Act discussed above.

Comparison of Operating Results for the Nine Months Ended June 30, 2018 and 2017
Average balances and yields. The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effects thereof were not material. Average balances are derived from daily average balances. Non-accrual loans were included in the computation of loan average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, deferred expenses, discounts and premiums that are amortized or accreted to interest income or interest expense.

	Nine Months Ended			Nine Months Ended
	June 30, 2018			June 30, 2017
	Average Balance	Interest Income/ Expense	Yield/ Cost (1)	Average Balance	Interest Income/ Expense	Yield/ Cost (1)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash equivalents	$231,034	$2,641	1.52%	$208,834	$1,244	0.79%
Investment securities	176	3	2.27%	—	—	—%
Mortgage-backed securities	540,975	8,236	2.03%	525,269	6,573	1.67%
Loans (2)	12,572,328	313,821	3.33%	12,032,136	292,755	3.24%
Federal Home Loan Bank stock	92,196	3,826	5.53%	78,532	2,446	4.15%
Total interest-earning assets	13,436,709	328,527	3.26%	12,844,771	303,018	3.15%
Noninterest-earning assets	371,923			353,519
Total assets	$13,808,632			$13,198,290
Interest-bearing liabilities:
Checking accounts	$958,256	903	0.13%	$996,862	690	0.09%
Savings accounts	1,396,146	2,101	0.20%	1,522,618	1,574	0.14%
Certificates of deposit	5,906,826	69,930	1.58%	5,681,835	62,944	1.48%
Borrowed funds	3,630,208	43,634	1.60%	3,117,630	29,022	1.24%
Total interest-bearing liabilities	11,891,436	116,568	1.31%	11,318,945	94,230	1.11%
Noninterest-bearing liabilities	186,942			198,639
Total liabilities	12,078,378			11,517,584
Shareholders’ equity	1,730,254			1,680,706
Total liabilities and shareholders’ equity	$13,808,632			$13,198,290
Net interest income		$211,959			$208,788
Interest rate spread (1)(3)			1.95%			2.04%
Net interest-earning assets (4)	$1,545,273			$1,525,826
Net interest margin (1)(5)		2.10%			2.17%
Average interest-earning assets to average interest-bearing liabilities	112.99%			113.48%
Selected performance ratios:
Return on average assets (1)		0.62%			0.67%
Return on average equity (1)		4.92%			5.22%
Average equity to average assets		12.53%			12.73%
_________________

(1)	Annualized.

(2)	Loans include both mortgage loans held for sale and loans held for investment.

(3)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by total interest-earning assets.

General. Net income decreased $2.1 million to $63.8 million for the nine months ended June 30, 2018 compared to $65.9 million for the nine months ended June 30, 2017. The decrease in net income was attributable primarily to an increase in non-interest expenses, partially offset by increases in net interest income, and in the gain on sale of loans, and a lower effective tax rate.
Interest and Dividend Income. Interest and dividend income increased $25.5 million, or 8%, to $328.5 million during the nine months ended June 30, 2018 compared to $303.0 million during the same nine months in the prior year. The increase in interest and dividend income resulted primarily from an increase in interest income from loans, and to a lesser extent, interest income on mortgage-backed securities, Federal Home Loan Bank stock dividends and interest earning cash equivalents.
Interest income on loans increased $21.0 million, or 7%, to $313.8 million for the nine months ended June 30, 2018 compared to $292.8 million for the nine months ended June 30, 2017. This increase was attributed primarily to a $540.2 million increase in the average balance of loans to $12.57 billion in the current nine-month period compared to $12.03 billion during the same nine months in the prior year as new loan production exceeded repayments and loan sales. The impact from the increase in the average balance of loans was combined with a nine basis point increase in the average yield on loans to 3.33% for the nine months ended June 30, 2018 from 3.24% for the same nine months in the prior year. Increases in the prime rate between the two periods benefited the yield on home equity lines of credit for the nine months ended June 30, 2018, and contributed to the higher overall average yield.
Interest income on mortgage-backed securities increased $1.6 million, or 24%, to $8.2 million during the current nine months compared to $6.6 million during the nine months ended June 30, 2017. The increase was attributed primarily to a $15.7 million, or 3%, increase in the average balance of mortgage-backed securities to $541.0 million in the current nine-month period compared to $525.3 million during the same nine months in the prior year resulting from purchases exceeding principal paydowns and maturities. Combined with the impact of the increase in the average balance of mortgage-backed securities was a 36 basis point increase in the average yield on mortgage-backed securities to 2.03% during the nine months ended June 30, 2018 from 1.67% during the nine months ended June 30, 2017.
Interest Expense. Interest expense increased $22.4 million, or 24%, to $116.6 million during the current nine months compared to $94.2 million during the nine months ended June 30, 2017. The increase resulted primarily from an increase in interest expense on borrowed funds, and to a lesser extent, an increase in interest expense on certificates of deposit.
Interest expense on borrowed funds, all from the FHLB of Cincinnati, increased $14.6 million, or 50%, to $43.6 million during the nine months ended June 30, 2018 from $29.0 million during the nine months ended June 30, 2017. The increase was attributed to a $512.6 million, or 16%, increase in the average balance of borrowed funds to $3.63 billion during the current nine months from $3.12 billion during the same nine months of the prior year. The average rate paid for these funds was 1.60%, during the nine months ended June 30, 2018 and 1.24% for the nine months ended June 30, 2017, as market rates have increased between the two periods and longer duration funding sources were utilized that carried higher interest rates. The increase in borrowed funds, along with an increase in deposits, was used to fund our balance sheet growth and our capital management activities, including share repurchases and dividend payments. The increases in borrowed funds were mainly a combination of overnight and short-term advances with initial effective durations of approximately five years as hedged by interest rate swaps. Refer to the Extending the Duration of Funding Sources section of the Overview and Comparison of Financial Condition for further discussion.
Interest expense on CDs increased $7.0 million, or 11%, to $69.9 million during the nine months ended June 30, 2018 compared to $62.9 million during the nine months ended June 30, 2017. The increase was attributed primarily to a ten basis point increase in the average rate we paid on CDs to 1.58% during the current nine months from 1.48% during the same nine months last year. In addition, there was a $225.0 million, or 4%, increase in the average balance of CDs to $5.91 billion from $5.68 billion during the same nine months of the prior year. Rates were adjusted on deposits in response to changes in general market rates as well as to changes in the rates paid by our competition.
Net Interest Income. Net interest income increased $3.2 million, or 2%, to $212.0 million during the nine months ended June 30, 2018 from $208.8 million during the nine months ended June 30, 2017. Average interest-earning assets increased during the current nine-month period by $591.9 million, or 5%, when compared to the nine months ended June 30, 2017. The increase in average assets was attributed primarily to the growth of our loan portfolio and to a lesser extent other interest-earning cash equivalents. In addition to the increase in average interest earning assets was an 11 basis point increase in the yield on those assets to 3.26% from 3.15%. Our interest rate spread decreased nine basis points to 1.95% compared to 2.04% during the same nine months last year. Our net interest margin was 2.10% for the current nine-month period and 2.17% for the same nine months in the prior period. Our interest rate spread and net interest margin narrowed as our overall funding costs increased more than our asset yields increased.

Provision for Loan Losses. Based on our evaluation of the factors described earlier, we recorded a credit for loan losses of $9.0 million during the nine months ended June 30, 2018 and we recorded a $10.0 million credit for loan losses during the nine months ended June 30, 2017. Continued strong recoveries of loan amounts previously charged off, low levels of current loan charge-offs and reduced exposure from home equity lines of credit coming to the end of the draw period resulted in the loan provision credit during the current period. Nevertheless, we continue our awareness of the relative values of residential properties in comparison to their cyclical peaks as well as the uncertainty that persists in the current economic environment, which continues to challenge many of our loan customers. As delinquencies in the portfolio have been resolved through pay-off, short sale or foreclosure, or management determines the collateral is not sufficient to satisfy the loan, uncollected balances have been charged against the allowance for loan losses previously provided. In the current nine months, we recorded a net recovery of $3.0 million, as compared to a net recovery of $3.1 million during the nine months ended June 30, 2017. The credit for loan losses recorded for the current nine months, as partially offset by net recoveries, resulted in a decrease in the balance of the allowance for loan losses. The allowance for loan losses was $43.0 million, or 0.34% of the total recorded investment in loans receivable, at June 30, 2018, compared to $54.9 million, or 0.45% of the total recorded investment in loans receivable, at June 30, 2017. Balances of recorded investments are net of deferred fees or expenses and any applicable loans-in-process.
The total recorded investment in non-accrual loans decreased $7.8 million during the nine-month period ended June 30, 2018 compared to an $8.9 million decrease during the nine-month period ended June 30, 2017. The recorded investment in non-accrual loans in our residential Core portfolio decreased $4.2 million, or 10%, during the current nine-month period, to $39.6 million at June 30, 2018. During the nine-month period ended June 30, 2017, the recorded investment in non-accrual loans in our residential Core portfolio experienced a $6.4 million decrease to $44.9 million. At June 30, 2018, the recorded investment in our residential Core portfolio was $10.82 billion, compared to $10.76 billion at September 30, 2017. During the current nine-month period, residential Core portfolio net recoveries were $1.1 million, as compared to net recoveries of $2.3 million during the nine months ended June 30, 2017.
The recorded investment in non-accrual loans in our residential Home Today portfolio decreased $3.3 million, or 18%, during the current nine-month period to $14.8 million at June 30, 2018 compared to a $0.6 million decrease during the nine-month period ended June 30, 2017. At June 30, 2018, the recorded investment in our residential Home Today portfolio was $98.1 million, compared to $107.7 million at September 30, 2017. During the current nine-month period, residential Home Today net recoveries were $0.4 million compared to net charge-offs of $0.7 million during the nine months ended June 30, 2017.
The recorded investment in non-accrual home equity loans and lines of credit decreased $0.3 million, or 2%, during the current nine-month period, to $16.9 million at June 30, 2018 compared to a $1.9 million decrease during the nine-month period ended June 30, 2017. The recorded investment in our home equity loans and lines of credit portfolio at June 30, 2018 and September 30, 2017 was $1.77 billion and $1.57 billion, respectively. During the current nine-month period, home equity loans and lines of credit net recoveries were $1.5 million as compared to net recoveries of $1.6 million during the nine months ended June 30, 2017. We believe that non-performing home equity loans and lines of credit, on a relative basis, represent a higher level of credit risk than residential Core loans as these home equity loans and lines of credit generally hold subordinated positions.
Non-Interest Income. Non-interest income increased $2.0 million, or 14%, to $16.7 million during the nine months ended June 30, 2018 when compared to $14.7 million during the nine months ended June 30, 2017. Gains on the sales of loans increased $1.6 million, primarily due to a higher level of loan sales during the current period. There were loan sales of $374.0 million during the nine months ended June 30, 2018, compared to loan sales of $221.5 million during the nine months ended June 30, 2017.The current period included a single bulk sale of $277.4 million fixed-rate loans to a private investor..
Non-Interest Expense. Non-interest expense increased $11.7 million, or 9%, to $146.9 million during the nine months ended June 30, 2018 when compared to $135.2 million during the nine months ended June 30, 2017. This increase resulted primarily from increases in compensation expense, office property and equipment and marketing expense, partially offset by a reduction in real estate owned expenses. The majority of a $5.3 million increase in compensation expense was a result of the celebration of our 80th anniversary in May, 2018, which included events in Ohio and Florida, as well as an after-tax bonus of $2,080 to all associates. The bonus also included a portion attributable to the sharing of the Company's savings from the December 2017 corporate tax reform. The $2.5 million increase in office property and equipment is mainly due to the continued improvement and investment of technology throughout the Company. Marketing expenditures increased $1.8 million during the current nine months as compared to the nine months ended June 30, 2017 and was attributed to the timing of media campaigns supporting our lending activities. The $0.7 million decrease in real estate owned expenses (which includes associated legal and maintenance expenses as well as gains (losses) on the disposal of properties) was driven in part by the decrease in real estate owned assets since September 30, 2017.

Income Tax Expense. The provision for income taxes was $26.9 million during the nine months ended June 30, 2018 compared to $32.4 million during the nine months ended June 30, 2017. The provision for the current nine-month period included $25.3 million of federal income tax provision and $1.6 million of state income tax provision. The provision for the nine months ended June 30, 2017 included $31.6 million of federal income tax provision and $0.8 million of state income tax provision. As a result of the passing of the Tax Cuts and Jobs Act on December 22, 2017, the federal income tax rate and structure changed. The Act includes a number of changes in existing tax law impacting businesses including a permanent reduction in the maximum corporate income tax rate from 35% to 21%. The rate reduction took effect on January 1, 2018, however, as a September 30 fiscal year end entity, the Company is required to use a blended maximum rate of approximately 24.5% for its entire September 30, 2018 fiscal year. In addition, due to the tax rate reduction, net deferred tax assets were revalued, resulting in a reduction in the value of the net deferred tax asset and the recording of approximately $4.9 million of additional income tax expense through the nine months ended June 30, 2018. The reduction is subject to adjustment in future periods. Our effective federal tax rate was 28.4% during the nine months ended June 30, 2018 and 32.4% during the nine months ended June 30, 2017. Our expected effective income tax rates in the current year are higher than the federal statutory rate because the additional income tax expense from revalued deferred tax assets due to the passage of the Tax Cuts and Jobs Act discussed above, partially offset by our ownership of bank-owned life insurance (current and prior quarters).

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
While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Association’s Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We generally seek to maintain a minimum liquidity ratio of 5% (which we compute as the sum of cash and cash equivalents plus unencumbered investment securities for which ready markets exist, divided by total assets). For the three months ended June 30, 2018, our liquidity ratio averaged 5.6%. We believe that we had sufficient sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2018.
We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities and the objectives of our asset/liability management program. Excess liquid assets are generally invested in interest-earning deposits and short- and intermediate-term securities.
Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2018, cash and cash equivalents totaled $258.5 million, which represented a decrease of 4% from September 30, 2017.
Investment securities classified as available-for-sale, which provide additional sources of liquidity, totaled $542.0 million at June 30, 2018.
During the nine-month period ended June 30, 2018, loan sales totaled $374 million and included the sale of $277.4 million of 30 year, fixed-rate, first mortgage loans to a private investor. The pool of loans that was sold on a servicing retained basis, to the private investor, included both seasoned and recently originated residential loans that did not comply with Fannie Mae's loan eligibility standards. In addition to the sale to a private investor, loan sales to Fannie Mae during the current nine-month period totaled $96.6 million, and included $1.3 million of loans that qualified under Fannie Mae's HARP II initiative and $14.4 million of loans that qualified under Fannie Mae's Home Ready initiative. Loans originated under the HARP II and Home Ready initiatives are classified as “held for sale” at origination. Loans originated under non-HARP II or non-Home Ready, Fannie Mae compliant procedures are classified as “held for investment” until they are specifically identified for sale.
At June 30, 2018, $1.7 million of long-term, fixed-rate residential first mortgage loans were classified as “held for sale,” all of which qualified under either Fannie Mae's HARP II or Home Ready initiatives. There were no loan sale commitments outstanding at June 30, 2018.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows (unaudited) included in the unaudited interim Consolidated Financial Statements.
At June 30, 2018, we had $612.3 million in outstanding commitments to originate loans. In addition to commitments to originate loans, we had $1.71 billion in unfunded home equity lines of credit to borrowers. CDs due within one year of June 30, 2018 totaled $2.49 billion, or 29.6% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, sales of investment securities, other deposit products, including new CDs, brokered CDs, FHLB advances, borrowings from the FRB-Cleveland Discount Window or other collateralized borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the CDs due on or before June 30, 2019. We believe, however, based on past experience, that a significant portion of such deposits will remain with us. Generally, we have the ability to attract and retain deposits by adjusting the interest rates offered.
Our primary investing activities are originating residential mortgage loans, home equity loans and lines of credit and purchasing investments. During the nine months ended June 30, 2018, we originated $1.72 billion of residential mortgage loans, and $1.13 billion of home equity loans and lines of credit, while during the nine months ended June 30, 2017, we originated $2.11 billion of residential mortgage loans and $741.8 million of home equity loans and lines of credit. We purchased $121.1 million of securities during the nine months ended June 30, 2018, and $137.3 million during the nine months ended June 30, 2017.
Financing activities consist primarily of changes in deposit accounts, changes in the balances of principal and interest owed on loans serviced for others, FHLB advances and borrowings from the FRB-Cleveland Discount Window. We experienced a net increase in total deposits of $256.7 million during the nine months ended June 30, 2018, which reflected the active management of the offered rates on maturing CDs, compared to a net decrease of $155.5 million during the nine months ended June 30, 2017. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. During the nine months ended June 30, 2018, there was a $27.5 million an increase in the balance of brokered CDs (exclusive of acquisition costs and subsequent amortization), which had a balance of $648.2 million at June 30, 2018. At June 30, 2017 the balance of brokered CDs was $539.7 million. Principal and interest owed on loans serviced for others experienced a net decrease of $13.1 million to $22.7 million during the nine months ended June 30, 2018 compared to a net decrease of $23.9 million to $25.5 million during the nine months ended June 30, 2017. During the nine months ended June 30, 2018, we decreased our advances from the FHLB of Cincinnati by $6.6 million, as we funded: new loan originations; our capital initiatives; and actively managed our liquidity ratio. During the nine months ended June 30, 2017, our advances from the FHLB of Cincinnati increased by $824.0 million.
Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of Cincinnati and the FRB-Cleveland Discount Window, each of which provides an additional source of funds. Also, in evaluating funding alternatives, we may participate in the brokered CDs market. At June 30, 2018 we had $3.66 billion of FHLB of Cincinnati advances and no outstanding borrowings from the FRB-Cleveland Discount Window. Additionally, at June 30, 2018, we had $648.2 million of brokered CDs. During the nine months ended June 30, 2018, we had average outstanding advances from the FHLB of Cincinnati of $3.63 billion as compared to average outstanding advances of $3.12 billion during the nine months ended June 30, 2017. The increase in net average balance in the current year reflects an increase in FHLB of Cincinnati borrowings as part of our efforts to lengthen the duration of our interest bearing funding sources as well as increases in the balance of our short-term borrowings used to fund: balance sheet growth; our capital initiatives; and to manage our on-balance sheet liquidity. Refer to the Extending the Duration of Funding Sources section of the Overview and the General section of Item 3. Quantitative and Qualitative Disclosures About Market Risk for further discussion. At June 30, 2018, we had the ability to immediately borrow an additional $185.3 million from the FHLB of Cincinnati and $59.2 million from the FRB-Cleveland Discount Window. From the perspective of collateral value securing FHLB of Cincinnati advances, our capacity limit for additional borrowings beyond the outstanding balance at June 30, 2018 was $4.61 billion, subject to satisfaction of the FHLB of Cincinnati common stock ownership requirement. To satisfy the common stock ownership requirement for the maximum limit of borrowing, we would have to increase our ownership of FHLB of Cincinnati common stock by an additional $92.2 million.
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
On January 1, 2016, the Association became subject to the "capital conservation buffer" requirement, which is being phased in over three years, increasing each year until fully implemented at 2.5% on January 1, 2019. The requirement would limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" consisting of 2.5% in addition to the minimum capital requirements. At June 30, 2018, the Association exceeded the fully phased in regulatory requirement for the "capital conservation buffer".
As of June 30, 2018, the Association exceeded all regulatory requirements to be considered “Well Capitalized” as presented in the table below (dollar amounts in thousands).

	Actual		Well Capitalized Levels
	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$1,535,090	20.44%	$750,878	10.00%
Tier 1 (Leverage) Capital to Net Average Assets	1,492,116	10.80%	690,683	5.00%
Tier 1 Capital to Risk-Weighted Assets	1,492,116	19.87%	600,702	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,492,102	19.87%	488,071	6.50%
The capital ratios of the Company as of June 30, 2018 are presented in the table below (dollar amounts in thousands).

	Actual
	Amount	Ratio
Total Capital to Risk-Weighted Assets	$1,746,939	23.17%
Tier 1 (Leverage) Capital to Net Average Assets	1,703,968	12.31%
Tier 1 Capital to Risk-Weighted Assets	1,703,968	22.60%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,703,968	22.60%
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
On October 27, 2016, the Company announced that the Board of Directors approved the Company’s eighth stock repurchase program, which authorized the repurchase of up to 10,000,000 shares of the Company’s outstanding common stock. Repurchases under the eighth stock repurchase authorization began on January 6, 2017. There were 3,363,021 shares repurchased under that program between its start date and June 30, 2018. During the nine months ended June 30, 2018, the Company repurchased $17.0 million of its common stock.
On July 19, 2017, Third Federal Savings, MHC received the approval of its members (depositors and certain loan customers of the Association) with respect to the waiver of dividends, and subsequently received the non-objection of the FRB-Cleveland, to waive receipt of dividends on the Company’s common stock the MHC owns up to a total of $0.68 per share during the four quarterly periods ending June 30, 2018. Third Federal Savings, MHC waived its right to receive a $0.17 per share dividend payment on September 25, 2017, December 12, 2017, March 19, 2018 and June 25, 2018.
On July 11, 2018, at a special meeting of members of Third Federal Savings, MHC, the members (depositors and certain loan customers of the Association) of Third Federal Savings, MHC voted to approve Third Federal Savings, MHC's proposed waiver of dividends, aggregating up to $1.00 per share, to be declared on the Company’s common stock during the twelve months subsequent to the members’ approval (i.e., through July 11, 2019). The members approved the waiver by casting 63% of the eligible votes in favor of the waiver. Of the votes cast, 97% were in favor of the proposal. Third Federal Savings, MHC is the 81% majority shareholder of the Company. Following the receipt of the members’ approval at the July 11, 2018 special meeting, Third Federal Savings, MHC filed a notice with, and a request for the non-objection of the FRB-Cleveland for the proposed dividend waivers. Both the non-objection from the FRB-Cleveland and the timing of the non-objection are unknown as of the filing date of this quarterly report.
While stock repurchases are planned to continue in the future, the payment of dividends and support of asset growth will represent a larger focus for future capital deployment activities.
At June 30, 2018, the Company had, in the form of cash and a demand loan from the Association, $137.3 million of funds readily available to support its stand-alone operations.
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
During the nine months ended June 30, 2018, $96.6 million of agency-compliant, long-term, fixed-rate mortgage loans were sold to Fannie Mae on a servicing retained basis. Additionally, during the nine months ended June 30, 2018, $277.4 million of fixed-rate loans were sold, on a servicing retained basis, in a single bulk sale to a private investor. At June 30, 2018, $1.7 million of agency-compliant, long-term, fixed-rate residential first mortgage loans that qualified under Fannie Mae's HARP II or Home Ready programs, were classified as “held for sale.” Of the agency-compliant loan sales during the nine months ended June 30, 2018, $15.7 million was comprised of long-term (15 to 30 years), fixed-rate first mortgage loans which were sold under Fannie Mae's HARP II or Home Ready programs, and $80.9 million was comprised of long-term (15 to 30 years), fixed-rate first mortgage loans which had been originated under our revised procedures and were sold to Fannie Mae under our reinstated seller contract, as described in the next paragraph. At June 30, 2018, we did not have any outstanding loan sales commitments.
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
The Association is a party to interest rate swap agreements. Each of the Association's swap agreements is registered on the Chicago Mercantile Exchange and involves the exchange of interest payment amounts based on a notional principal balance. No exchange of principal amounts occurs and the notional principal amount does not appear on our balance sheet. The Association uses swaps to extend the duration of its funding sources. In each of the Association's agreements, interest paid is based on a fixed rate of interest throughout the term of each agreement while interest received is based on an interest rate that resets at a specified interval (generally three months) throughout the term of each agreement. On the initiation date of the swap, the agreed upon exchange interest rates reflect market conditions at that point in time. Swaps generally require counterparty collateral pledges that ensure the counterparties' ability to comply with the conditions of the agreement. The notional amount of the Association's swap portfolio at June 30, 2018 was $1.68 billion. The swap portfolio's weighted average fixed pay rate was 1.71% and the weighted average remaining term was 3.5 years. Concurrent with the execution of each swap, the Association entered into a short-term borrowing from the FHLB of Cincinnati in an amount equal to the notional amount of the swap and with interest rate resets aligned with the reset interval of the swap. Each individual swap agreement has been designated as a cash flow hedge of interest rate risk associated with the Company's variable rate borrowings from the FHLB of Cincinnati.
Economic Value of Equity. Using customized modeling software, the Association prepares periodic estimates of the amounts by which the net present value of its cash flows from assets, liabilities and off-balance sheet items (the association’s economic value of equity or EVE) would change in the event of a range of assumed changes in market interest rates. The simulation model uses a discounted cash flow analysis and an option-based pricing approach in measuring the interest rate sensitivity of EVE. The model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumption that instantaneous changes (measured in basis points) occur at all maturities along the United States Treasury yield curve and other relevant market interest rates. A basis point equals one, one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 2% to 3% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. The model is tailored specifically to our organization, which, we believe, improves its predictive accuracy. The following table presents the estimated changes in the Association’s EVE at June 30, 2018 that would result from the indicated instantaneous changes in the United States Treasury yield curve and other relevant market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

				EVE as a Percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)	Estimated EVE (2)	Estimated Increase (Decrease) in EVE		EVE Ratio (4)	Increase (Decrease) (basis points)
		Amount	Percent
	(Dollars in thousands)
+300	$1,471,358	$(687,671)	(31.85)%	11.67%	(378)
+200	1,739,192	(419,837)	(19.45)%	13.30%	(215)
+100	1,977,862	(181,167)	(8.39)%	14.60%	(85)
0	2,159,029	—	—	15.45%	—
-100	2,238,855	79,826	3.70%	15.60%	15
_________________

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	EVE Ratio represents EVE divided by the present value of assets.
The table above indicates that at June 30, 2018, in the event of an increase of 200 basis points in all interest rates, the Association would experience a 19.45% decrease in EVE. In the event of a 100 basis point decrease in interest rates, the Association would experience a 3.70% increase in EVE.
The following table is based on the calculations contained in the previous table, and sets forth the change in the EVE at a +200 basis point rate of shock at June 30, 2018, with comparative information as of September 30, 2017. By regulation, the Association must measure and manage its interest rate risk for interest rate shocks relative to established risk tolerances in EVE.
Risk Measure (+200 Basis Points Rate Shock)

	At June 30, 2018	At September 30, 2017
Pre-Shock EVE Ratio	15.45%	15.05%
Post-Shock EVE Ratio	13.30%	13.13%
Sensitivity Measure in basis points	(215)	(192)
Percentage Change in EVE	(19.45)%	(18.33)%
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
Accordingly, although the EVE tables provide an indication of our interest rate risk exposure as of the indicated dates, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our EVE and will differ from actual results. In addition to our core business activities, which primarily sought to originate Smart Rate (adjustable), home equity lines of credit (adjustable) and 10-year fixed-rate loans funded by borrowings from the FHLB and intermediate term CDs (including brokered CDs), and which are intended to have a favorable impact on our IRR profile, the impact of several other items and events resulted in the 1.12% deterioration in the Percentage Change in EVE measure at June 30, 2018 when compared to the measure at September 30, 2017. The most significant factor contributing to the overall deterioration was the change in market interest rates, which included an increase of 105 basis points for the two-year term, an increase of 80 basis points for the five-year term and an increase of 53 basis points for the ten-year term, and which resulted in a decrease of 1.47% in the Percentage Change in EVE. Combined with this deterioration was the impact of $85.0 million in cash dividends that the Association paid to the Company. Because of its intercompany nature, this payment had no impact on the Company's capital position, or the Company's overall IRR profile, but reduced the Association's regulatory capital and regulatory capital ratios and negatively impacted the Association's Percentage Change in EVE by approximately 0.76%. Additionally, numerous modifications and enhancements to our modeling assumptions and methodologies, which are continually challenged and evaluated, on a net basis, negatively impacted the Association's Percentage Change in EVE by 0.70%. Partially offsetting the unfavorable impact of the three preceding factors, our core business activities, as described at the beginning of this paragraph, are generally intended to have a positive impact on our IRR profile, the actual impact is determined by a number of factors, including the pace of mortgage asset additions to our balance sheet (including consideration of outstanding commitments to originate those assets), in comparison to the pace of the addition of duration extending funding sources. During the current fiscal year-to-date period, which included the sale of $277.4 million of 30 year, fixed-rate, first mortgage loans to a private investor, the net affect of mortgage asset accumulation and funding source extension resulted in 1.81% of improvement to our Percentage Change in EVE. The IRR simulation results presented above were in line with management's expectations and were within the risk limits established by our Board of Directors.
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
Earnings at Risk. In addition to EVE calculations, we use our simulation model to analyze the sensitivity of our net interest income to changes in interest rates (the institution’s EaR). Net interest income is the difference between the interest income that we earn on our interest-earning assets, such as loans and securities, and the interest that we pay on our interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what our net interest income would be for prospective 12 and 24 month periods using customized (based on our portfolio characteristics) assumptions with respect to loan prepayment rates, default rates and deposit decay rates, and the implied forward yield curve as of the market date for assumptions as to projected interest rates. We then calculate what our estimated net interest income would be for the same period under numerous interest rate scenarios. The simulation process is subject to continual enhancement, modification, refinement and adaptation in order that it might most accurately reflect our current circumstances, factors and expectations. As of June 30, 2018, we estimated that our EaR for the 12 months ending June 30, 2019 would decrease by 3.04% in the event that market interest rates used in the simulation were adjusted in equal monthly amounts (termed a "ramped" format) during the 12 month measurement period to an aggregate increase of 200 basis points. This assumption differs from the assumption used to report our EaR estimates in reporting periods prior to March 31, 2017, when our EaR disclosures were determined under assumed instantaneous changes in market interest rates. During the March 31, 2017 quarter, based on a review of the predominate practices disclosed by other similarly profiled financial institutions, the Association adopted the "ramped" assumption in preparing the EaR simulation estimates for use in its public disclosures. In addition to conforming to predominate industry practice, the Association also believes that the ramped assumption provides a more probable/plausible scenario for net interest income simulations than instantaneous shocks which provide a theoretical analysis but a much less credible economic scenario. The Company's Directors Risk Committee has ratified the use of the updated limit structure. At June 30, 2018, the IRR simulation results were in line with management's expectations and were within the risk limits established by our Board of Directors. The Association continues to calculate instantaneous scenarios, and as of June 30, 2018, we estimated that our EaR for the 12 months ending June 30, 2019 would decrease by 6.45% in the event of an instantaneous 200 basis point increase in market interest rates.
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
EVE is considered as a point in time calculation with a "liquidation" view of the Association where all the cash flows (including interest, principal and prepayments) are modeled and discounted using discount factors derived from the current market yield curves. It provides a long term view and helps to define changes in equity and duration as a result of changes in interest rates. On the other hand, EaR is based on balance sheet projections going one year and two years forward and assumes new business volume and pricing to calculate net interest income under different interest rate environments. EaR is calculated to determine the sensitivity of net interest income under different interest rate scenarios. With each of these models specific policy limits have been established that are compared with the actual month end results. These limits have been approved by the Association's Board of Directors and are used as benchmarks to evaluate and moderate interest rate risk. In the event that there is a breach of policy limits that extends beyond two consecutive quarter end measurement periods, management is responsible for taking such action, similar to those described under the preceding heading of General, as may be necessary in order to return the Association's interest rate risk profile to a position that is in compliance with the policy. At June 30, 2018, the IRR profile as disclosed above was within our internal limits.
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
Item 1A. Risk Factors

Except as described in the Quarterly Report on Form 10-Q for the quarter ended December 31, 2017, there have been no material changes in the "Risk Factors" previously disclosed in our Annual Report on Form 10-K, filed with the SEC on November 22, 2017 (File No. 001-33390).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table summarizes our stock repurchase activity during the quarter ended June 30, 2018.

		Average	Total Number of	Maximum Number
	Total Number	Price	Shares Purchased	of Shares that May
	of Shares	Paid per	as Part of Publicly	Yet be Purchased
Period	Purchased	Share	Announced Plans (1)	Under the Plans
April 1, 2018 through April 30, 2018	84,000	$15.02	84,000	6,808,890
May 1, 2018 through May 31, 2018	88,000	15.25	88,000	6,720,890
June 1, 2018 through June 30, 2018	83,911	16.17	83,911	6,636,979
	255,911	15.47	255,911

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

On July 11, 2018, at a special meeting of members of Third Federal Savings, MHC, the members (depositors and certain loan customers of the Association) of Third Federal Savings, MHC voted to approve Third Federal Savings, MHC's proposed waiver of dividends, aggregating up to $1.00 per share, to be declared on the Company’s common stock during the four quarterly periods ending June 30, 2019. The members approved the waiver by casting 63% of the eligible votes in favor of the waiver. Of the votes cast, 97% were in favor of the proposal. Third Federal Savings, MHC is the 81% majority shareholder of the Company.

Following the receipt of the members’ approval at the July 11, 2018 special meeting, Third Federal Savings, MHC filed a notice with, and a request for the non-objection of the FRB-Cleveland for the proposed dividend waivers. Both the non-objection from the FRB-Cleveland and the timing of the non-objection are unknown as of the filing date of this quarterly report.
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

The following unaudited financial statements from TFS Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed on August 7, 2018, formatted in XBRL: (i) Consolidated Statements of Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Unaudited Interim Consolidated Financial Statements.

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

TFS Financial Corporation

Dated:	August 7, 2018	/s/ Marc A. Stefanski
Marc A. Stefanski
Chairman of the Board, President and Chief Executive Officer

Dated:	August 7, 2018	/s/ David S. Huffman
David S. Huffman
Chief Financial Officer and Secretary