Form 10-K
period 2018-09-30
TFS Financial CORP
filed 2018-11-27
CIK 1381668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2018
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer", "accelerated filer,” "smaller reporting company," and "emerging growth company" Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on March 31, 2018, as reported by the NASDAQ Global Select Market, was approximately $767.9 million.
At November 23, 2018, there were 280,206,257 shares of the Registrant’s common stock, par value $0.01 per share, outstanding, of which 227,119,132 shares, or 81.05% of the Registrant’s common stock, were held by Third Federal Savings and Loan Association of Cleveland, MHC, the Registrant’s mutual holding company.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2019 Annual Meeting of Shareholders are incorporated by reference in Part III hereof to the extent indicated therein.

TFS Financial Corporation

GLOSSARY OF TERMS
TFS Financial Corporation provides the following list of acronyms and other terms as a tool for the reader. The acronyms and other terms identified below are used throughout the document.

ACT: Tax Cuts and Jobs Act	Freddie Mac: Federal Home Loan Mortgage Association
AOCI: Accumulated Other Comprehensive Income	FRS: Board of Governors of the Federal Reserve System
ARM: Adjustable Rate Mortgage	GAAP: Generally Accepted Accounting Principles
ASC: Accounting Standards Codification	Ginnie Mae: Government National Mortgage Association
ASU: Accounting Standards Update	GVA: General Valuation Allowance
Association: Third Federal Savings and Loan	HARP: Home Affordable Refinance Program
Association of Cleveland	HPI: Home Price Index
BOLI: Bank Owned Life Insurance	IRR: Interest Rate Risk
CDs: Certificates of Deposit	IRS: Internal Revenue Service
CFPB: Consumer Financial Protection Bureau	IVA: Individual Valuation Allowance
CLTV: Combined Loan-to-Value	LIHTC: Low Income Housing Tax Credit
Company: TFS Financial Corporation and its	LIP: Loans-in-Process
subsidiaries	LTV: Loan-to-Value
DFA: Dodd-Frank Wall Street Reform and Consumer	MGIC: Mortgage Guaranty Insurance Corporation
Protection Act of 2010	OCC: Office of the Comptroller of the Currency
EaR: Earnings at Risk	OCI: Other Comprehensive Income
EPS: Earnings per Share	OTS: Office of Thrift Supervision
ESOP: Third Federal Employee (Associate) Stock	PMI: Private Mortgage Insurance
Ownership Plan	PMIC: PMI Mortgage Insurance Co.
EVE: Economic Value of Equity	QTL: Qualified Thrift Lender
Fannie Mae: Federal National Mortgage Association	REMICs: Real Estate Mortgage Investment Conduits
FASB: Financial Accounting Standards Board	SEC: United States Securities and Exchange
FDIC: Federal Deposit Insurance Corporation	Commission
FHFA: Federal Housing Finance Agency	TDR: Troubled Debt Restructuring
FHLB: Federal Home Loan Bank	Third Federal Savings, MHC: Third Federal Savings
FICO: Financing Corporation	and Loan Association of Cleveland, MHC
FRB-Cleveland: Federal Reserve Bank of Cleveland

PART I

Item 1.	Business

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

•	the continuing governmental efforts to restructure the U.S. financial and regulatory system;

•	the inability of third-party providers to perform their obligations to us;

•	a slowing or failure of the prevailing economic recovery;

•	changes in accounting and tax estimates;

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

•
cyber attacks, computer viruses and other technological risks that may breach the security of our websites or other systems to obtain unauthorized access to confidential information, destroy data or disable our systems.

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
TFS FINANCIAL CORPORATION
TFS Financial Corporation (“we,” “us,” or “our”) was organized in 1997 as the mid-tier stock holding company for the Association. We completed our initial public stock offering in 2007 and issued 100,199,618 shares of common stock, or 30.16% of our post-offering outstanding common stock, to subscribers in the offering. Additionally, at the time of the public offering, 5,000,000 shares of our common stock, or 1.50% of our outstanding shares, were issued to the newly formed charitable foundation, Third Federal Foundation. Third Federal Savings, MHC, our mutual holding company parent, holds the remainder of our outstanding common stock (227,119,132 shares). Net proceeds from our initial public stock offering were approximately $886 million and reflected the costs we incurred in completing the offering as well as a $106.5 million loan to the ESOP related to its acquisition of shares in the initial public stock offering.
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
THIRD CAPITAL, INC.
Third Capital, Inc. is a Delaware corporation that was organized in 1998 as our wholly-owned subsidiary. At September 30, 2018, Third Capital, Inc. had consolidated assets of $83.4 million, and for the fiscal year ended September 30, 2018, Third Capital, Inc. had consolidated net income of $1.9 million. Third Capital, Inc. has no separate operations other than as the holding company for its operating subsidiaries, and as a minority investor or partner in other entities. The following is a description of the entities in which Third Capital, Inc. is the owner, an investor or a partner.
Hazelmere Investment Group I, Ltd. This Ohio limited liability company engages in net lease transactions of commercial buildings in targeted markets. Third Capital, Inc. is a partner of this entity, receives a priority return on amounts contributed to acquire investment properties and has a 70% ownership interest in remaining earnings. Hazelmere Investment Group I, Ltd.recorded net income of $0.7 million during the fiscal year ended September 30, 2018.
Third Cap Associates, Inc. This Ohio corporation owns 49% and 60% of two title agencies that provide escrow and settlement services in the State of Ohio and Florida, primarily to customers of the Association. For the fiscal year ended September 30, 2018, Third Cap Associates, Inc. recorded net income of $0.8 million.
THIRD FEDERAL SAVINGS AND LOAN ASSOCIATION OF CLEVELAND
General
The Association is a federally chartered savings and loan association headquartered in Cleveland, Ohio, that was organized in 1938. In 1997 the Association reorganized into its current two-tier mutual holding company structure. The Association’s principal business consists of originating and servicing residential real estate mortgage loans and attracting retail savings deposits.
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

The Association attracts retail deposits from the general public in the areas surrounding its main office and its branch offices. It also utilizes its internet website, direct mail solicitation and its customer service call center to generate loan applications and attract retail deposits. Since 2013, brokered CDs and more extensive use of longer-term advances from the FHLB of Cincinnati as well as shorter-term advances from the FHLB of Cincinnati, hedged to longer effective durations by interest rate exchange contracts, have also been used as cost effective funding alternatives. In addition to residential real estate mortgage loans, the Association originates residential construction loans to individuals for the construction of their personal residences by a qualified builder. The Association also offers home equity loans and lines of credit subject to certain property and credit performance conditions. The Association retains in its portfolio a large portion of the loans that it originates. Since 2013, loans that the Association sells consist primarily of long-term, fixed-rate residential real estate mortgage loans. The Association retains the servicing rights on all loans that it sells. The Association’s revenues are derived primarily from interest on loans and, to a lesser extent, interest on interest-earning deposits in other financial institutions, deposits maintained at the FRS, federal funds sold, and investment securities, including mortgage-backed securities and dividends from FHLB of Cincinnati stock. The Association also generates revenues from fees and service charges. The Association’s primary sources of funds are deposits, borrowings, principal and interest payments on loans and securities and proceeds from loan sales.
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
The majority of the Association’s deposits are held in its offices located in Cuyahoga County, Ohio. As of June 30, 2018 (the latest date for which information is publicly available), the Association had $4.7 billion of deposits in Cuyahoga County, and ranked fifth among all financial institutions with offices in the county in terms of deposits, with a market share of 8.74%. As of that date, the Association had $6.1 billion of deposits in the State of Ohio, and ranked ninth among all financial institutions in the state in terms of deposits, with a market share of 1.78%. As of June 30, 2018, the Association had $2.4 billion of deposits in the State of Florida, and ranked 32rd among all financial institutions in terms of deposits, with a market share of 0.41%. This market share data excludes deposits held by credit unions, whose deposits are not insured by the FDIC.
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
From October 2017 through September 30, 2018, per data furnished by MarketTrac®, the Association had the largest market share of conventional purchase mortgage loans originated in Cuyahoga County, Ohio. For the same period, it also had the largest market share of conventional purchase mortgage loans originated in the seven northeast Ohio counties which comprise the Cleveland and Akron metropolitan statistical areas. In addition, based on the same statistics, the Association has consistently been one of the ten largest lenders in both Franklin County (Columbus, Ohio) and Hamilton County (Cincinnati, Ohio) since it entered those markets in 1999.
The Association’s primary strategy for increasing and retaining its customer base is to offer competitive deposit and loan rates and other product features, delivered with exceptional customer service, in each of the markets it serves.
We rely on the reputation that has been built during the Association’s over 80-year history of serving its customers and the communities in which it operates, the Association’s high capital levels, and the Association's extensive liquidity alternatives which, in combination, serve to maintain and nurture customer and marketplace confidence. The Company’s high capital ratio continues to reflect the beneficial impact of our 2007 initial public offering, which raised net proceeds of $886 million. At September 30, 2018, our ratio of shareholders’ equity to total assets was 12.4%. Our liquidity alternatives include management and monitoring of the level of liquid assets held in our portfolio as well as the maintenance of alternative wholesale funding sources. For the year ended September 30, 2018, our liquidity ratio averaged 5.57% (which we compute as the sum of cash and cash equivalents plus unpledged investment securities for which ready markets exist, divided by total assets) and, through the Association, we had the ability to immediately borrow an additional $129.0 million from the FHLB of Cincinnati under existing credit arrangements along with $55.6 million from the Federal Reserve Bank of Cleveland. From the perspective of collateral value securing FHLB of Cincinnati advances, our capacity limit for additional borrowings beyond the immediately available limit at September 30, 2018 was $4.78 billion, subject to satisfaction of the FHLB of Cincinnati's common stock ownership requirement. To satisfy the common stock ownership requirement we would have to increase our ownership of FHLB of Cincinnati common stock by an additional $95.5 million. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources.”
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
Lending Activities
The Association’s principal lending activity is the origination of fixed-rate and adjustable-rate, first mortgage loans to purchase or refinance residential real estate in its core markets in Ohio, Florida and Kentucky. Adjustable-rate and 10-year fixed rate first mortgage loans to refinance real estate are offered in a total of 21 states, including its core markets, and the District of Columbia. Also, the Association offers adjustable-rate and 10-year fixed rate first mortgage loans to purchase real estate in a total of 13 states including its core markets. Further, the Association originates residential construction loans to individuals (for the construction of their personal residences by a qualified builder) in Ohio and Florida. The Association also offers home equity lines of credit in a total of 21 states, including its core markets, and the District of Columbia and home equity loans in a total of eight states including its core markets. Between 2010 and 2015, the Association, in various steps, modified its home equity lending products and the markets they were offered in response to the 2008 financial crisis. Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation - Monitoring and Limiting Our Credit Risk for additional information regarding home equity loans and lines of credit. At September 30, 2018, residential real estate, fixed-rate and adjustable-rate, first mortgage loans totaled $11.03 billion, or 85.4% of our loan portfolio, home equity loans and lines of credit totaled $1.82 billion, or 14.1% of our loan portfolio, and residential construction loans totaled $64.0 million, or 0.5% of our loan portfolio. At September 30, 2018, adjustable-rate, residential real estate, first mortgage loans totaled $5.17 billion and comprised 40.0% of our loan portfolio.

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

	September 30,
	2018		2017		2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential Core (1)
Ohio	$6,052,208		$6,061,515		$5,937,114		$5,903,051		$5,986,801
Florida	1,758,762		1,739,098		1,678,798		1,621,763		1,570,087
Other	3,119,841		2,945,591		2,453,740		1,938,125		1,271,951
Total	10,930,811	84.7%	10,746,204	86.2%	10,069,652	85.5%	9,462,939	83.9%	8,828,839	82.2%
Residential Home Today (1)
Ohio	90,604		103,803		116,253		129,416		146,974
Florida	4,150		4,924		5,414		6,050		6,909
Other	179		237		271		280		313
Total	94,933	0.7	108,964	0.9	121,938	1.0	135,746	1.2	154,196	1.5
Home equity loans and lines of credit
Ohio	652,271		606,301		597,735		641,321		675,911
Florida	369,252		340,530		370,111		421,904		475,375
California	268,230		205,157		210,004		216,233		213,309
Other	529,165		400,327		353,432		345,781		332,334
Total	1,818,918	14.1	1,552,315	12.4	1,531,282	13.0	1,625,239	14.4	1,696,929	15.8
Construction	64,012	0.5	60,956	0.5	61,382	0.5	55,421	0.5	57,104	0.5
Other consumer loans	3,021	—	3,050	—	3,116	—	3,468	—	4,721	—
Total loans receivable	12,911,695	100.0%	12,471,489	100.0%	11,787,370	100.0%	11,282,813	100.0%	10,741,789	100.0%
Deferred loan expenses (fees), net	38,566		30,865		19,384		10,112		(1,155)
Loans in process	(36,549)		(34,100)		(36,155)		(33,788)		(28,585)
Allowance for loan losses	(42,418)		(48,948)		(61,795)		(71,554)		(81,362)
Total loans receivable, net	$12,871,294		$12,419,306		$11,708,804		$11,187,583		$10,630,687
 ______________________

(1)
Residential Core and Home Today loans are primarily one- to four-family residential mortgage loans. See the Residential Real Estate Mortgage Loans section which follows for a further description of Home Today and Core loans.

Loan Portfolio Yield. The following tables set forth the interest yield as of September 30, 2018 for the portfolio of loans held for investment, by type of loan, structure and geographic location.

	September 30, 2018
	Balance	Percent	Yield
	(Dollars in thousands)
Real Estate Loans:
Fixed Rate
Terms less than or equal to 10 years	$1,822,918	14.1%	2.91%
Terms greater than 10 years	4,036,544	31.3%	4.08%
Total Fixed-Rate loans	5,859,462	45.4%	3.71%

ARMs	5,166,282	40.0%	3.03%
Home Equity Loans and Lines of Credit	1,818,918	14.1%	4.30%
Construction and Consumer	67,033	0.5%	3.63%
Total Loans Receivable, net	$12,911,695	100.0%	3.52%

	September 30, 2018
	Balance	Fixed Rate Balance	Percent	Yield
	(Dollars in thousands)
Residential Mortgage Loans
Ohio	$6,142,813	$4,194,107	47.6%	3.62%
Florida	1,762,912	703,899	13.6%	3.35%
Other	3,120,019	961,456	24.2%	2.96%
Total Residential Mortgage Loans	$11,025,744	$5,859,462	85.4%	3.39%

Loan Portfolio Maturities. The following table summarizes the scheduled repayments of the loan portfolio at September 30, 2018, according to each loan's final due date. Demand loans, loans having no stated repayment schedule or maturity, are reported as being due in the fiscal year ending September 30, 2019. Maturities are based on the final contractual payment date and do not reflect the impact of prepayments and scheduled principal amortization.

Due During the Years Ending September 30,	Residential Real Estate		Home Equity Loans and Lines of Credit	Construction Loans	Other Consumer Loans	Total
	Core	Home Today
	(In thousands)
2019	$2,005	$28	$20,180	$—	$3,021	$25,234
2020	6,842	62	8,280	—	—	15,184
2021	13,329	27	2,597	—	—	15,953
2022 to 2023	264,754	402	18,521	—	—	283,677
2024 to 2028	2,109,398	800	295,175	—	—	2,405,373
2029 to 2033	742,042	16,072	123,714	5,026	—	886,854
2034 and beyond	7,792,441	77,542	1,350,451	58,986	—	9,279,420
Total	$10,930,811	$94,933	$1,818,918	$64,012	$3,021	$12,911,695

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at September 30, 2018 that are contractually due after September 30, 2019.

	Due After September 30, 2019
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
Residential Core	$5,763,431	$5,165,375	$10,928,806
Residential Home Today	94,820	85	94,905
Home Equity Loans and Lines of Credit	115,170	1,683,568	1,798,738
Construction	64,012	—	64,012
Total	$6,037,433	$6,849,028	$12,886,461
Residential Real Estate Mortgage Loans. The Association’s primary lending activity is the origination of residential real estate mortgage loans. A comparison of 2018 data to the corresponding 2017 data can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.” The Association currently offers fixed-rate conventional mortgage loans with terms of 30 years or less that are fully amortizing with monthly loan payments, and adjustable-rate mortgage loans that amortize over a period of up to 30 years, provide an initial fixed interest rate for three or five years and then adjust annually, subject to rate reset options as discussed later in this section. At September 30, 2018, there were no “interest only” residential real estate mortgage loans held in the Association's portfolio.
The Association generally originates both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the FHFA, which is currently $453,100 and $679,650, respectively, for single-family homes in most of our lending markets. The Association also originates loans in amounts that exceed the lending limit for conforming loans, which the Association refers to as “jumbo loans.” The Association generally underwrites jumbo loans in a manner similar to conforming loans. Jumbo loans are not uncommon in the Association’s market areas.
The Association has always considered the promotion of home ownership a primary goal. In that regard, it has historically offered affordable housing programs in all of its market areas. These programs are targeted toward low- and moderate-income home buyers. During the latter portion of fiscal 2016, the Association began to market its HomeReady mortgage loan product for low- and moderate-income homeowners. Third Federal’s HomeReady product is designed to be saleable to Fannie Mae under its HomeReady program. Previously, the Association’s primary program was referred to as "Home Today" and is described in detail below. The vast majority of loans originated under the Home Today program had higher risk characteristics. Borrowers in our Home Today program were not charged higher fees or interest rates than our Core (non-Home Today) borrowers. Home Today loans were not "interest only" or negative amortizing and contain no low initial payment features or adjustable interest rates. While the credit risk profiles of the Association’s borrowers in the Home Today program were generally higher risk than the credit risk profiles of its Core borrowers, the Association attempted to mitigate that higher risk through the use of private mortgage insurance and continued pre- and post-purchase counseling. The Association’s philosophy has been to provide borrowers the opportunity for home ownership within their financial means.
Coinciding with the Association's marketing of the HomeReady mortgage loan product in 2016, the Association no longer originates loans under its Home Today program. As of September 30, 2018, the Association had $94.9 million of loans outstanding that were originated through its Home Today program, most of which were originated prior to March 2009 and were originated with its standard terms, but to borrowers who might not have otherwise qualified for such loans. The Association originated loans with a LTV ratio of up to 97% through its Home Today program, provided that any loan originated through this program with a LTV ratio in excess of 80% must have met the underwriting criteria mandated by the Association's private mortgage insurance carrier. Because the Association previously applied less stringent underwriting and credit standards to these loans, the majority of loans originated under the Home Today program generally have greater credit risk than our Core residential real estate mortgage loans. Effective October 2007, the private mortgage insurance carrier that provides coverage for the Home Today loans with LTV ratios in excess of 80% imposed more restrictive lending requirements that decreased the volume of Home Today lending. At September 30, 2018, of the loans that were originated under the Home Today program, 8.8% were delinquent 30 days or more compared to 0.2% for the portfolio of Core loans as of that date. At September 30, 2018, $3.8 million, or 4.0%, of loans originated under the Home Today program were delinquent 90 days and over and $14.6 million of Home Today loans were non-accruing loans, representing 18.8% of total non-accruing loans as of that date. See “Non-performing Assets and Restructured Loans—Delinquent Loans” for a discussion of the asset quality of this portion of the Association’s loan portfolio.

Prior to November 2008, the Association also originated loans under its high LTV program. These loans had initial LTV ratios of 90% or greater and could be as high as 95%. To qualify for this program, the loan applicant was required to satisfy more stringent underwriting criteria (credit score, income qualification, and other criteria). Borrowers did not obtain private mortgage insurance with respect to these loans. High LTV loans were originated with higher interest rates than the Association’s other residential real estate loans. The Association believes that the higher credit quality of this portion of the portfolio offsets the risk of not requiring private mortgage insurance. While these loans were not initially covered by private mortgage insurance, the Association had negotiated with a private mortgage insurance carrier a contract under which, at the Association’s option, a pre-determined dollar amount of qualifying loans could be grouped and submitted to the carrier for pooled private mortgage insurance coverage. As of September 30, 2018, the Association had $45.1 million of loans outstanding that were originated through its High LTV program, $38.7 million of which the Association has insured through the private mortgage insurance carrier. The High LTV program was suspended in November 2008.
For loans with LTV ratios in excess of 85% but equal to or less than 95%, the Association requires private mortgage insurance. LTV ratios in excess of 80% are not available for refinance transactions except for adjustable-rate, first mortgage loans and HomeReady loans. The HomeReady product requires private mortgage insurance on purchase transactions in excess of 80% to 97% LTV and refinance transactions in excess of 80% to 95% LTV.
The Association actively monitors its interest rate risk position to determine its desired level of investment in fixed-rate mortgages. While the sales of first mortgage loans remain strategically important for us, since fiscal 2010, they have played a lesser role in our management of interest rate risk.
The Association currently retains the servicing rights on all loans sold in order to generate fee income and reinforce its commitment to customer service. One- to four-family residential mortgage real estate loans that have been sold were underwritten generally to Fannie Mae guidelines and comply with applicable federal, state and local laws. At the time of the closing of these loans the Association owned the loans and subsequently sold them to Fannie Mae and others providing normal and customary representations and warranties, including representations and warranties related to compliance, generally with Fannie Mae underwriting standards. At the time of sale, the loans were free from encumbrances except for the mortgages filed by the Association which, with other underwriting documents, were subsequently assigned and delivered to Fannie Mae and others. During each of the fiscal years ended September 30, 2018 and 2017, the Association recognized servicing fees, net of amortization, related to these servicing rights of $4.3 million. As of September 30, 2018 and 2017, the principal balance of loans serviced for others totaled $1.93 billion and $1.85 billion, respectively. In November 2013, the Association entered into a resolution agreement with Fannie Mae, pursuant to which the Association remitted $3.1 million to Fannie Mae. The remittance amount included $0.4 million related to outstanding mortgage insurance claim payments on 42 loans. Under the terms of the resolution agreement, Fannie Mae withdrew all outstanding repurchase and make-whole demands and generally waived its right to enforce future repurchase obligations with respect to all mortgage loans (approximately 23,400 active loans or loans with a remaining balance) that were originated by the Association between 2000 and 2008 and delivered to Fannie Mae prior to 2009. At September 30, 2018, substantially all of the loans serviced for Fannie Mae and others were performing in accordance with their contractual terms and management believes that it has no material repurchase obligations associated with these loans. However, at September 30, 2018 an accrual for $0.6 million has been maintained for potential repurchase or loss reimbursement requests.
The Association currently offers “Smart Rate” adjustable-rate mortgage loan products secured by residential properties with interest rates that are fixed for an initial period of three or five years, after which the interest rate generally resets every year based upon a contractual spread or margin linked to the Prime Rate as published in the Wall Street Journal. As part of a loan retention program, these adjustable-rate loans provide the borrower with an attractive rate reset option, which allow the borrower to re-lock the rate an unlimited number of times at the Association’s then current lending rates, for another three or five years (which must be the same as the original lock period). Adjustable-rate mortgage loans generally present different credit risks than fixed-rate mortgage loans primarily because the underlying debt service payments of the borrowers increase as interest rates increase, thereby increasing the potential for default. Prior to 2010, the Association’s adjustable-rate mortgage loan products secured by residential properties offered interest rates that were fixed for an initial period ranging from one year to five years, after which the interest rate generally reset every year based upon a contractual spread or margin above the average yield on U.S. Treasury securities, adjusted to a constant maturity of one year, as published weekly by the FRS (“Traditional ARM”). All of the Association’s adjustable-rate mortgage loans are subject to periodic and lifetime limitations on interest rate changes.
All adjustable-rate mortgage loans with initial fixed-rate periods of three or five years have initial and periodic caps of two percentage points on interest rate changes, with a cap of six percentage points for the life of the loan for Traditional ARM and five or six percentage points for the life of Smart Rate loans. Previously, the Association also offered Traditional ARM loans with an initial fixed-rate period of seven years. Loans originated under that program, which was discontinued in 2007, had a cap of five percentage points on the initial change in interest rate, with a two percentage point cap on subsequent changes and a cap of five percentage points for the life of the loan. Many of the borrowers who select adjustable-rate mortgage loans have shorter-

term credit needs than those who select long-term, fixed-rate mortgage loans. The Association will permit borrowers to convert Traditional ARMs into fixed-rate mortgage loans at no cost to the borrower. The Association has never offered “Option ARM” loans, where borrowers can pay less than the interest owed on their loan, resulting in an increased principal balance during the life of the loan. At September 30, 2018, "Smart Rate" adjustable-rate mortgage loans totaled $5.09 billion, or 98.5% of the adjustable-rate mortgage loan portfolio and Traditional ARMs totaled $75.5 million, or 1.5% of the adjustable-rate mortgage loan portfolio.
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
Home Equity Loans and Home Equity Lines of Credit. The Association offers home equity loans and home equity lines of credit, which are primarily secured by a second mortgage on residences. Home equity products offered by the Association varied significantly between 2010 and 2015. Prior to June 2010, the Association offered home equity loans and home equity lines of credit. The Association also offered a home equity lending product that was secured by a third mortgage, although the Association only originated this loan to borrowers where the Association also held the second mortgage. Between June 2010 and March 2012, we suspended the acceptance of new home equity credit applications with the exception of bridge loans (loans where borrowers can utilize the existing equity in their current home to fund the purchase of a new home before they have sold their current home) and, in accordance with a directive from our primary federal banking regulator, actively pursued strategies to decrease the outstanding balance of our home equity lending portfolio as well as our exposure to undrawn home equity lines of credit. Beginning March 2012, we again offered new home equity lines of credit to qualifying existing home equity customers. In 2013, we further modified the product design and we extended the offer to both existing home equity customers and new consumers in Ohio, Florida, and selected counties in Kentucky. Over the course of the fiscal year ended September 30, 2014, we expanded the home equity product offering to include 21 states and the District of Columbia. Home equity lines of credit originated since 2013 contain a provision for amortizing loan payments during the draw period. These offers were, and are, subject to certain property and credit performance conditions which, among other items, related to CLTV, geography, borrower income verification, minimum credit scores and draw period duration. At September 30, 2018 and 2017, home equity loans totaled $440.8 million, or 3.4%, and $307.5 million, or 2.5%, respectively, of total loans receivable (which included $305.1 million and $217.8 million, respectively, of home equity lines of credit which were in the amortization period and no longer eligible to be drawn upon and $27.8 million and $17.3 million of bridge loans), and home equity lines of credit totaled $1.38 billion, or 10.7%, and $1.24 billion, or 10.0%, respectively, of total loans receivable. A bridge loan permits a borrower to utilize the existing equity in their current home to fund the purchase of a new home before the current home is sold. Bridge loans are originated for a one-year term, with no prepayment penalties. These loans have fixed interest rates, and are currently limited to a combined 80% LTV ratio (first and second mortgage liens). The Association charges a closing fee with respect to bridge loans. Additionally, at September 30, 2018 and 2017, the unadvanced amounts of home equity lines of credit totaled $1.77 billion and $1.43 billion, respectively.
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

The following table sets forth credit exposure, principal balance, percent delinquent 90 days or more, the mean CLTV percent at the time of origination and the current CLTV percent of our home equity loans, home equity lines of credit and bridge loan portfolio as of September 30, 2018. Home equity lines of credit in the draw period are reported according to geographical distribution.

	Credit Exposure	Principal Balance	Percent Delinquent 90 days or More	Mean CLTV Percent at Origination(2)	Current Mean CLTV Percent(3)
	(Dollars in thousands)
Home equity lines of credit in draw period (by state):
Ohio	$1,265,587	$494,079	0.07%	59%	52%
Florida	482,350	233,745	0.05%	57%	51%
California	412,594	189,234	0.03%	63%	57%
Other (1)	990,529	461,055	0.09%	64%	60%
Total home equity lines of credit in draw period	3,151,060	1,378,113	0.07%	61%	54%
Home equity lines in repayment, home equity loans and bridge loans	440,805	440,805	1.14%	67%	50%
Total	$3,591,865	$1,818,918	0.33%	61%	53%
______________________

(1)	No individual other state has a committed or drawn balance greater than 10% of total loans and 5% of equity products.

(2)	Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.

(3)
Current Mean CLTV is based on best available first mortgage and property values as of September 30, 2018. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.

At September 30, 2018, 40.4% of our home equity lending portfolio was either in first lien position (22.6%) or was in a subordinate (second) lien position behind a first lien that we held (13.9%) or behind a first lien that was held by a loan that we originated, sold and now service for others (3.9%). At September 30, 2018, 14.6% of our home equity line of credit portfolio in the draw period was making only the minimum payment on their outstanding line balance.

The following table sets forth by calendar origination year, the credit exposure, principal balance, percent delinquent 90 days or more, the mean CLTV percent at the time of origination and the current mean CLTV percent of our home equity loans, home equity lines of credit and bridge loan portfolio as of September 30, 2018. Home equity lines of credit in the draw period are included in the year originated:

	Credit Exposure	Principal Balance	Percent Delinquent 90 Days or More	Mean CLTV Percent at Origination(1)	Current Mean CLTV Percent(2)
	(Dollars in thousands)
Home equity lines of credit in draw period:
2008 and Prior	$164,240	$62,944	0.63%	61%	49%
2009	141,061	49,473	0.82%	55%	48%
2010	13,874	4,529	—%	58%	44%
2011	—	—	—%	—%	—%
2012	155	51	—%	44%	64%
2013	12,983	3,907	—%	60%	42%
2014	168,245	60,034	0.19%	60%	44%
2015	245,723	102,806	—%	60%	47%
2016	448,110	198,292	—%	62%	53%
2017	963,443	461,162	—%	61%	56%
2018	993,226	434,915	—%	61%	60%
Total home equity lines of credit in draw period	3,151,060	1,378,113	0.07%	61%	54%
Home equity lines in repayment, home equity loans and bridge loans	440,805	440,805	1.14%	67%	50%
Total	$3,591,865	$1,818,918	0.33%	61%	53%
______________________

(1)	Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.

(2)
Current Mean CLTV is based on best available first mortgage and property values as of September 30, 2018. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.

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

The following table sets forth by fiscal year when the draw period expires, the principal balance of home equity lines of credit in the draw period as of September 30, 2018, segregated by the current combined LTV range.

	Current CLTV Category
Home equity lines of credit in draw period (by End of Draw Fiscal Year):	< 80%	80 - 89.9%	90 - 100%	>100%	Unknown (2)	Total
	(Dollars in thousands)
2019 (1)	$153,818	$2,682	$600	$751	$3,038	$160,889
2020 (1)	111,584	93	14	21	1,256	112,968
2021 (1)	39,074	—	—	—	208	39,282
2022	79	—	—	—	—	79
2023 (1)	19	—	—	—	—	19
2024	—	—	—	9	27	36
Post 2024	1,046,964	6,874	394	129	10,479	1,064,840
Total	$1,351,538	$9,649	$1,008	$910	$15,008	$1,378,113
______________________

(1)
Home equity lines of credit whose draw period ends in fiscal years 2019, 2020 and 2021 include $56.5 million, $100.5 million and $39.2 million respectively, of lines where the customer has an amortizing payment during the draw period. All home equity lines of credit whose draw period ends in the fiscal years after 2021 have an amortizing payment during the draw period.

(2)	Market data necessary for stratification is not readily available.
As shown in the origination by year table, which is the second preceding table above, the percentage of loans delinquent 90 days or more (seriously delinquent) originated during the years 2009 and earlier are comparatively higher than the years following 2009. Those years saw rapidly increasing housing prices, especially in our Florida market. As housing prices declined along with the general economic downturn and higher levels of unemployment that accompanied the 2008 financial crisis, we see that reflected in delinquencies for those years. Home equity lines of credit originated during those years also saw higher loan amounts, higher permitted LTV ratios, and lower credit scores. However, recent increases in home values have reversed the trend of the general decrease in housing values from the aftermath of the 2008 financial crisis, resulting in current mean CLTV percentages becoming lower than the mean CLTV percentages at origination, which was not the case for a number of years. Increased home values have also allowed customers to refinance their home equity lines of credit approaching the end of draw period. The combination of the principal balance of all home equity products no longer in the draw period, plus those lines originated in 2009 and earlier, is $553.2 million, a reduction of $230.9 million during the current fiscal year. In addition, as shown in the table below, the principal balance of home equity lines of credit in the draw period that have a current mean CLTV over 80% or unknown is $26.6 million at September 30, 2018, a reduction of $72.5 million during the current fiscal year.
While there have been recent improvements, the previous past weakness in the housing market and the uncertainty with respect to future employment levels and economic prospects, causes us to continue to conduct an expanded loan level evaluation of our home equity lines of credit which are delinquent 90 days or more.

The following table sets forth the breakdown of current mean CLTV percentages for our home equity lines of credit in the draw period as of September 30, 2018.

	Credit Exposure	Principal Balance	Percent of Total Principal Balance	Percent Delinquent 90 days or More	Mean CLTV Percent at Origination(2)	Current Mean CLTV Percent(3)
	(Dollars in thousands)
Home equity lines of credit in draw period (by current mean CLTV):
< 80%	$3,094,250	$1,351,538	98.1%	0.06%	61%	54%
80 - 89.9%	20,457	9,649	0.7%	—%	79%	82%
90 - 100%	1,522	1,008	0.1%	7.44%	78%	93%
> 100%	1,584	910	0.1%	1.88%	74%	130%
Unknown (1)	33,247	15,008	1.0%	—%	54%	(1)
	$3,151,060	$1,378,113	100.0%	0.07%	61%	54%
______________________

(1)	Market data necessary for stratification is not readily available.

(2)	Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.

(3)
Current Mean CLTV is based on best available first mortgage and property values as of September 30, 2018. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.

Construction Loans. The Association originates construction loans to individuals for the construction of their personal single-family residence by a qualified builder (construction/permanent loans). The Association’s construction/permanent loans generally provide for disbursements to the builder or sub-contractors during the construction phase as work progresses. During the construction phase, the borrower only pays interest on the drawn balance. Upon completion of construction, the loan converts to a permanent amortizing loan without the expense of a second closing. The Association offers construction/permanent loans with fixed or adjustable rates, and a current maximum loan-to-completed-appraised value ratio of 85%. At September 30, 2018, construction loans totaled $64.0 million, or 0.5% of total loans receivable. At September 30, 2018, the unadvanced portion of these construction loans totaled $36.5 million.
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
Loan Originations, Purchases, Sales, Participations and Servicing. Lending activities are conducted by the Association’s loan personnel (all of whom are non-commissioned associates) operating at our main and branch office locations and at our loan production offices. All loans that the Association originates are underwritten pursuant to its policies and procedures, which, for real estate loans, are consistent with the ability to repay guidance provided by the CFPB. A small number of loans originated with the intent to sell and certain other long-term, fixed-rate loans, as described below, are originated using Fannie Mae processing and underwriting guidelines. The majority of loans however, are originated using guidelines that are similar, but not identical to Fannie Mae processing and underwriting guidelines. The Association originates both adjustable-rate and fixed-rate loans and advertises extensively throughout its market area. Its ability to originate fixed- or adjustable-rate loans is dependent upon the relative consumer demand for such loans, which is affected by current market interest rates as well as anticipated future market interest rates. The Association’s loan origination and sales activity may be adversely affected by a rising interest rate environment or economic recession, which typically results in decreased loan demand. The Association’s residential real estate mortgage loan originations are generated by its in-house loan representatives, by direct mail solicitations, by referrals from existing or past customers, by referrals from local builders and real estate brokers, from calls to its telephone call center and from the internet.
Except for loans originated in accordance with the guidelines of Fannie Mae's HARP II and HomeReady programs, which loans are originated with the intent to sell, the Association decides whether to retain, sell or securitize the loans that it originates, after evaluating current and projected market interest rates, its interest rate risk objectives, its liquidity needs and other factors. During the fiscal year ended September 30, 2018, the Association sold to Fannie Mae, in either whole loan or security form, $122.7 million of long-term, fixed-rate residential real estate mortgage loans, and to a private investor, $277.4 million of long-term, fixed-rate residential real estate mortgage loans, all on a servicing retained basis. In addition to sales of long-term, fixed-rate residential real estate mortgage loans, the Association has also previously sold to private parties, non-agency eligible, adjustable-rate loans on a servicing retained basis. Those sales evidenced the saleability of our loans that are not originated in accordance with agency specified procedures, including adjustable-rate loans. As described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation - Controlling Our Interest Rate Risk Exposure, the Association implemented loan origination changes in fiscal 2014 with respect to a small portion of our loan originations, which allow that portion of our first mortgage loan originations that were processed using the revised procedures to be eligible for securitization and sale in Fannie Mae mortgage backed security form. The balance of loans held for sale was $0.7 million at September 30, 2018, which were originated pursuant to the guidelines of Fannie Mae's HARP II and HomeReady programs.
Historically, the Association has retained the servicing rights on all residential real estate mortgage loans that it has sold, and intends to continue this practice into the future. At September 30, 2018, the Association serviced loans owned by others with a principal balance of $1.93 billion, including $2.7 million of loans sold to Fannie Mae subject to recourse. All recourse sales occurred prior to the year 2000. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. The Association retains a portion of the interest paid by the borrower on the loans it services as consideration for its servicing activities. The Association did not enter into any loan participations during the fiscal year ended September 30, 2018 and does not expect to do so in the near future.
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

Delinquent Loans. The following tables set forth the number and recorded investment in loan delinquencies by type, segregated by geographic location and severity of delinquency at the dates indicated. The majority of our construction loan portfolio is secured by properties located in Ohio; therefore, it is not segregated by geography. There were no delinquencies in the construction loan portfolio for the fiscal years ended September 30, 2018, 2017 and 2016.

	Loans Delinquent For
	30-89 Days		90 Days or Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
September 30, 2018
Real estate loans:
Residential Core
Ohio	81	$7,622	88	$7,392	169	$15,014
Florida	7	906	15	2,455	22	3,361
Other	7	1,346	5	960	12	2,306
Total Residential Core	95	9,874	108	10,807	203	20,681
Residential Home Today
Ohio	118	4,483	129	3,756	247	8,239
Florida	1	69	3	58	4	127
Total Residential Home Today	119	4,552	132	3,814	251	8,366
Home equity loans and lines of credit
Ohio	89	2,117	122	2,286	211	4,403
Florida	41	2,011	79	2,085	120	4,096
California	3	302	4	255	7	557
Other	37	2,037	54	1,307	91	3,344
Total Home equity loans and lines of credit	170	6,467	259	5,933	429	12,400
Total	384	$20,893	499	$20,554	883	$41,447

	Loans Delinquent For
	30-89 Days		90 Days or Over		Total
	Number	Amount	Number	Amount	Number	Amount
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
Total loans seriously delinquent (i.e. delinquent 90 days or over) decreased three basis points to 0.16% of total net loans at September 30, 2018, from 0.19% at September 30, 2017. The percentage of seriously delinquent loans to total net loans decreased in the residential Core portfolio from 0.10% to 0.08%. Such loans in the residential Home Today portfolio decreased from 0.05% to 0.03%; and in the home equity loans and lines of credit portfolio increased from 0.04% to 0.05%. Although regional employment levels have improved, we expect some borrowers who are current on their loans at September 30, 2018 to experience payment problems in the future.
Non-performing Assets and Restructured Loans: Collection Procedures. Within 15 days of a borrower’s delinquency, the Association attempts personal, direct contact with the borrower to determine the reason for the delinquency, to ensure that the borrower correctly understands the terms of the loan and to emphasize the importance of making payments on or before the due date. If necessary, subsequent late charges and delinquent notices are issued and the borrower’s account will be monitored on a regular basis thereafter. The Association also mails system-generated reminder notices on a monthly basis. When a loan is more than 30 days past due, the Association attempts to contact the borrower and develop a plan of repayment. By the 90th day of delinquency, the Association may recommend foreclosure. The loan will be evaluated for impairment prior to the 180th day of delinquency. For further discussion on evaluating loans for impairment, see Note 5. LOANS AND ALLOWANCE FOR LOAN LOSSES of the Notes to Consolidated Financial Statements. A summary report of all loans 30 days or more past due is provided to the Association’s Board of Directors.
Loans are placed in non-accrual status when they are contractually 90 days or more past due or if collection of principal or interest in full is in doubt. Loans restructured in TDRs that were in non-accrual status prior to the restructurings remain in non-accrual status for a minimum of six months. Home equity loans and lines of credit which are subordinate to a first mortgage lien where the customer is seriously delinquent, are placed in non-accrual status. Loans in Chapter 7 bankruptcy status where all borrowers have been discharged from their mortgage obligation or where all borrowers had filed, and had not reaffirmed or been dismissed, are placed in non-accrual status. For discussion on interest recognition, see Note 5. LOANS AND ALLOWANCE FOR LOAN LOSSES of the Notes to Consolidated Financial Statements.

The table below sets forth the recorded investments and categories of our non-performing assets and TDRs at the dates indicated.

	September 30,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
Residential Core	$41,628	$43,797	$51,304	$62,293	$79,388
Residential Home Today	14,641	18,109	19,451	22,556	29,960
Home equity loans and lines of credit(1)	21,483	17,185	19,206	21,514	26,189
Construction	—	—	—	427	—
Total non-accrual loans(2)(3)	77,752	79,091	89,961	106,790	135,537
Real estate owned	2,794	5,521	6,803	17,492	21,768
Total non-performing assets	$80,546	$84,612	$96,764	$124,282	$157,305
Ratios:
Total non-accrual loans to total loans	0.60%	0.63%	0.76%	0.95%	1.27%
Total non-accrual loans to total assets	0.55%	0.58%	0.70%	0.86%	1.15%
Total non-performing assets to total assets	0.57%	0.62%	0.75%	1.00%	1.33%
TDRs (not included in non-accrual loans above):
Real estate loans:
Residential Core	$50,351	$53,511	$57,942	$60,175	$59,630
Residential Home Today	26,861	28,751	32,401	35,674	39,148
Home equity loans and lines of credit	25,604	20,864	16,528	11,904	8,117
Total	$102,816	$103,126	$106,871	$107,753	$106,895
______________________

(1)
The totals at September 30, 2018, 2017, 2016, 2015 and 2014 include $0.5 million, $0.5 million, $1.3 million, $1.8 million and $2.5 million of performing home equity lines of credit, pursuant to regulatory guidance regarding senior lien delinquency issued in January 2012.

(2)
At September 30, 2018, 2017, 2016, 2015 and 2014 the totals include $52.1 million, $47.0 million, $51.4 million, $55.5 million and $58.7 million respectively, in TDRs: which are less than 90 days past due but included with non-accrual loans for a minimum period of six months from the restructuring date due to their non-accrual status prior to restructuring; because they have been partially charged off; or because all borrowers have filed Chapter 7 bankruptcy, and had not reaffirmed or been dismissed.

(3)	At September 30, 2018, 2017, 2016, 2015 and 2014 the totals include $10.5 million, $11.9 million, $12.4 million, $15.0 million and $20.9 million in TDRs that are 90 days or more past due respectively.
The gross interest income that would have been recorded during the year ended September 30, 2018 on non-accrual loans if they had been accruing during the entire period and TDRs if they had been current and performing in accordance with their original terms during the entire period was $9.4 million. The interest income recognized on those loans included in net income for the year ended September 30, 2018 was $8.4 million.
Impaired Loans. A loan is considered impaired when, based on current information and events, it is probable that the Association will be unable to collect the scheduled payments of principal and interest according to the contractual terms of the loan agreement. For discussion on impairment measurement, see Note 5. LOANS AND ALLOWANCE FOR LOAN LOSSES of the Notes to Consolidated Financial Statements.
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

	At or For the Years Ended September 30,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Balance of Non-Accrual Loans	$77,752	$79,091	$89,961	$106,790	$135,537
Accruing TDRs	102,816	103,126	106,871	107,753	106,895
Performing Impaired Loans	3,982	3,607	4,022	5,276	5,389
Less Loans Collectively Evaluated	(3,756)	(5,264)	(6,004)	(7,647)	(14,435)
Balance of Total Impaired loans	$180,794	$180,560	$194,850	$212,172	$233,386
The balance of total (accrual and non-accrual) TDRs was $165.4 million at September 30, 2018, a $3.4 million increase from September 30, 2017. Of the $165.4 million of TDRs recorded at September 30, 2018, $84.2 million is in the Residential Core portfolio, $40.4 million is in the Home Today portfolio and $40.8 million is in the Home equity loans and lines of credit portfolio.
Loan restructuring is a method used to help families keep their homes and preserve our neighborhoods. This involves making changes to the borrowers’ loan terms through interest rate reductions, either for a specific period or for the remaining term of the loan; term extensions including those beyond that provided in the original agreement; principal forgiveness; capitalization of delinquent payments in special situations; or some combination of the above. Loans discharged through Chapter 7 bankruptcy are also reported as TDRs per OCC interpretive guidance. For discussion on impairment measurement, see Note 5. LOANS AND ALLOWANCE FOR LOAN LOSSES of the Notes to Consolidated Financial Statements.
The following table sets forth the recorded investments of accrual and non-accrual TDRs, by the types of concessions granted as of September 30, 2018.

	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Restructurings	Bankruptcy	Total
	(Dollars in thousands)
Accrual
Residential Core	$8,392	$299	$6,090	$15,439	$12,672	$7,459	$50,351
Residential Home Today	3,426	—	3,390	8,625	10,530	890	26,861
Home equity loans and lines of credit	148	5,414	821	17,768	190	1,263	25,604
Total	$11,966	$5,713	$10,301	$41,832	$23,392	$9,612	$102,816
Non-Accrual, Performing
Residential Core	$627	$119	$1,531	$3,866	$8,853	$13,232	$28,228
Residential Home Today	587	47	816	686	5,826	2,152	10,114
Home equity loans and lines of credit	—	431	597	7,551	2,141	3,045	13,765
Total	$1,214	$597	$2,944	$12,103	$16,820	$18,429	$52,107
Non-Accrual, Non-Performing
Residential Core	$—	$—	$2,582	$320	$1,591	$1,141	$5,634
Residential Home Today	38	—	465	163	2,127	641	3,434
Home equity loans and lines of credit	—	347	532	159	232	130	1,400
Total	$38	$347	$3,579	$642	$3,950	$1,912	$10,468
Total TDRs
Residential Core	$9,019	$418	$10,203	$19,625	$23,116	$21,832	$84,213
Residential Home Today	4,051	47	4,671	9,474	18,483	3,683	40,409
Home equity loans and lines of credit	148	6,192	1,950	25,478	2,563	4,438	40,769
Total	$13,218	$6,657	$16,824	$54,577	$44,162	$29,953	$165,391

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
Real Estate Owned. Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until sold. When property is acquired, it is recorded at the estimated fair market value at the date of foreclosure less estimated costs to sell, establishing a new cost basis. Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions. Subsequent to acquisition, real estate owned is carried at the lower of the cost basis or estimated fair market value less estimated costs to sell. Increases in the fair market value are recognized through income not exceeding the valuation allowance. Holding costs and declines in estimated fair market value result in charges to expense after acquisition. At September 30, 2018, we had $2.8 million in real estate owned.
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
When we classify assets as either substandard or doubtful, we allocate a portion of the related general loss allowances to such assets as we deem prudent. The allowance for loan losses is the amount estimated by management as necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. When we classify a problem asset as loss, we charge-off that portion of the asset that is uncollectible. Our determinations as to the classification of our assets and the amount of our loss allowances are subject to review by the Association's primary federal regulator, the OCC, which can require that we establish additional loss allowances. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of our review of assets at September 30, 2018, the recorded investment of classified assets consists of substandard assets of $91.7 million, including $2.8 million of real estate owned, and $4.2 million of assets designated special mention. As of September 30, 2018, there were no individual assets with balances exceeding $1 million that were classified as substandard. Substandard assets at September 30, 2018 include $20.5 million of loans 90 or more days past due and $68.4 million of loans less than 90 days past due displaying a weakness sufficient to warrant an adverse classification, the majority of which are TDRs.
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

When loan restructurings qualify as TDRs and the loans are performing according to the terms of the restructuring, we record an IVA based on the present value of expected future cash flows, which includes a factor for potential subsequent defaults, discounted at the effective interest rate of the original loan contract. Potential defaults are distinguished from multiple restructurings as borrowers who default are generally not eligible for subsequent restructurings. At September 30, 2018, the balance of such individual valuation allowances was $12.0 million. In instances when loans require multiple restructurings, additional valuation allowances may be required. The new valuation allowance on a loan that has multiple restructurings is calculated based on the present value of the expected cash flows, discounted at the effective interest rate of the original loan contract, considering the new terms of the restructured agreement. Due to the immaterial amount of this exposure to date, we continue to capture this exposure as a component of our qualitative GVA evaluation. The significance of this exposure will be monitored and, if warranted, we will enhance our loan loss methodology to include a new default factor (developed to reflect the estimated impact to the balance of the allowance for loan losses that will occur as a result of subsequent future restructurings) that will be assessed against all loans reviewed collectively. If new default factors are implemented, the qualitative GVA methodology will be adjusted to preclude duplicative loss consideration.
Home equity loans and lines of credit generally have higher credit risk than traditional residential mortgage loans. These loans and lines are usually in a second lien position and when combined with the first mortgage, result in generally higher overall loan-to-value ratios. In a stressed housing market with high delinquencies and decreasing housing prices, as arose beginning in 2008, these higher loan-to-value ratios represent a greater risk of loss to the Company. A borrower with more equity in the property has a vested interest in keeping the loan current when compared to a borrower with little or no equity in the property. In light of the past weakness in the housing market and uncertainty with respect to future employment levels and economic prospects, we conduct an expanded loan level evaluation of our home equity loans and lines of credit, including bridge loans, which are delinquent 90 days or more. This expanded evaluation is in addition to our traditional evaluation procedures. Our home equity loans and lines of credit portfolio continues to comprise a significant portion of our gross charge-offs. At September 30, 2018, we had a recorded investment of $1.84 billion in home equity loans and equity lines of credit outstanding, $5.9 million, or 0.3% of which were delinquent 90 days or more.
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

	At or For the Years Ended September 30,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Allowance balance (beginning of the year)	$48,948	$61,795	$71,554	$81,362	$92,537
Charge-offs:
Real estate loans:
Residential Core
Ohio	874	1,728	3,214	4,522	8,406
Florida	58	1,272	981	1,703	7,782
Other	27	29	99	641	32
Total Residential Core	959	3,029	4,294	6,866	16,220
Residential Home Today
Ohio	1,318	2,172	2,649	3,277	7,336
Florida	45	83	112	175	286
Other	—	21	—	—	—
Total Residential Home Today	1,363	2,276	2,761	3,452	7,622
Home equity loans and lines of credit
Ohio	2,751	2,707	3,095	5,241	4,879
Florida	2,381	2,560	2,885	4,017	8,004
California	—	199	76	498	1,021
Other	700	707	1,790	1,278	2,039
Total Home equity loans and lines of credit	5,832	6,173	7,846	11,034	15,943
Construction	—	—	—	—	192
Total charge-offs	8,154	11,478	14,901	21,352	39,977
Recoveries:
Real estate loans:
Residential Core	2,601	5,458	3,708	5,369	2,742
Residential Home Today	1,957	1,311	1,433	1,533	1,909
Home equity loans and lines of credit	8,066	8,862	7,969	7,468	4,918
Construction	—	—	32	174	233
Total recoveries	12,624	15,631	13,142	14,544	9,802
Net recoveries (charge-offs)	4,470	4,153	(1,759)	(6,808)	(30,175)
Provision (credit) for loan losses	(11,000)	(17,000)	(8,000)	(3,000)	19,000
Allowance balance (end of the year)	$42,418	$48,948	$61,795	$71,554	$81,362
Ratios:
Net charge-offs (recoveries) to average loans outstanding	(0.04)%	(0.03)%	0.02%	0.06%	0.29%
Allowance for loan losses to non-accrual loans at end of the year	54.56%	61.89%	68.69%	67.00%	60.03%
Allowance for loan losses to the total recorded investment in loans at end of the year	0.33%	0.39%	0.52%	0.64%	0.76%
Charge-offs decreased during the year ended September 30, 2018 in all portfolios when compared to the year ended September 30, 2017, reflecting the improving market conditions. We continue to evaluate loans becoming delinquent for potential losses and record provisions for the estimate of those losses. We expect a moderate level of charge-offs to continue as delinquent loans are resolved in the future and uncollected balances are charged against the allowance.

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

	At September 30,
	2018			2017			2016
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential Core	$18,288	43.1%	84.7%	$14,186	29.0%	86.2%	$15,068	24.4%	85.5%
Residential Home Today	3,204	7.6	0.7	4,508	9.2	0.9	7,416	12.0	1.0
Home equity loans and lines of credit	20,921	49.3	14.1	30,249	61.8	12.4	39,304	63.6	13.0
Construction	5	—	0.5	5	—	0.5	7	—	0.5
Total allowance	$42,418	100.0%	100.0%	$48,948	100.0%	100.0%	$61,795	100.0%	100.0%

	At September 30,
	2015			2014
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential Core	$22,596	31.6%	83.9%	$31,080	38.2%	82.2%
Residential Home Today	9,997	14.0	1.2	16,424	20.2	1.5
Home equity loans and lines of credit	38,926	54.4	14.4	33,831	41.6	15.8
Construction	35	—	0.5	27	—	0.5
Total allowance	$71,554	100.0%	100.0%	$81,362	100.0%	100.0%
During the year ended September 30, 2018, the total allowance for loan losses decreased $6.5 million, to $42.4 million from $48.9 million at September 30, 2017, as we recorded an $11.0 million credit for loan losses, while recoveries exceeded loan charge-offs by $4.5 million for the year. The allowance for loan losses related to loans evaluated collectively decreased by $7.6 million during the year ended September 30, 2018, and the allowance for loan losses related to loans evaluated individually increased by $1.0 million. Refer to the "Activity in the Allowance for Loan Losses" and "Analysis of the Allowance for Loan Losses" tables in Note 5 of the Notes to Consolidated Financial Statements for more information. Other than the less significant construction and other consumer loans segments, changes during the year ended September 30, 2018 in the balances of the GVAs, excluding changes in IVAs, related to the significant loan segments are described as follows:

•
Residential Core – The recorded investment of this segment of the loan portfolio increased 1.7% or $185.9 million, while the total allowance for loan losses for this segment increased 28.9% or $4.1 million. The portion of this loan segment’s allowance for loan losses that was determined by evaluating groups of loans collectively (i.e. those loans that were not individually evaluated), increased $4.5 million, or 65.8%, from $6.9 million at September 30, 2017 to $11.4 million at September 30, 2018. The ratio of this portion of the allowance for loan losses to the total balance of loans in this loan segment that were evaluated collectively, increased 0.04% to 0.10% at September 30, 2018 from 0.06% at September 30, 2017. The increases in the balance and ratio of the allowance for loan losses reflected the overall increase in the loan portfolio balance as well as the increased potential risk related to market interest rate increases. The portfolio contains adjustable rate loans with fixed interest rates over an initial period of mainly three to five years, followed by annual resets, with various re-lock features that provide options to borrowers. The allowance increased to address the risk prompted by recent increases in the prime rate, the index at which these loans are scheduled to reset. Helping to temper the increase in the allowance were the relatively low levels of loan delinquencies and the reduction in the amount of gross charge-offs during the current year when compared to prior periods. Total delinquencies increased 0.2% to $20.7 million at September 30, 2018 from $20.6 million at September 30, 2017. Loans 90 or more days delinquent decreased 9.8% to $10.8 million at September 30, 2018 from $12.0 million at September 30, 2017. Net recoveries during the current year were less at $1.6 million as compared to $2.4 million during the year ended September 30, 2017. The credit profile of this portfolio segment remained strong during the fiscal year due to the addition of high credit quality, residential first mortgage loans.

•
Residential Home Today – The recorded investment of this segment of the loan portfolio decreased 12.0% or $12.9 million, as we are no longer originating loans under the Home Today program. The total allowance for loan losses for this segment decreased by $1.3 million or 28.9%. The portion of this loan segment’s allowance for loan losses that was determined by evaluating groups of loans collectively (i.e. those loans that were not individually evaluated), decreased by 52.8% from $2.3 million at September 30, 2017 to $1.1 million at September 30, 2018. Similarly, the ratio of this portion of the allowance to the total balance of loans in this loan segment that were evaluated collectively, decreased 1.7% to 2.0% at September 30, 2018 from 3.7% at September 30, 2017. Total delinquencies decreased from $12.4 million at September 30, 2017 to $8.4 million at September 30, 2018. Delinquencies greater than 90 days decreased from $6.9 million to $3.8 million during the same period. There were net recoveries of $0.6 million during the current year as compared to $1.0 million of net charge-offs during the year ended September 30, 2017. The allowance for this portfolio fluctuates based on not only the generally declining portfolio balance, but also on the credit profile trends in this portfolio. This portfolio's allowance decreased this year based on the decrease in the Home Today balance, yet risk remains based on the generally less stringent credit requirements that were in place at the time that these borrowers qualified for their loans and the continued depressed home values that remain in this portfolio.

•
Home Equity Loans and Lines of Credit – The recorded investment of this segment of the loan portfolio increased 17.3% or $271.8 million from $1.57 billion at September 30, 2017 to $1.84 billion at September 30, 2018. The total allowance for loan losses for this segment decreased 30.8% to $20.9 million from $30.2 million at September 30, 2017. The portion of this loan segment's allowance for loan losses that was determined by evaluating groups of loans collectively (i.e. those loans that were not individually evaluated) decreased by $10.9 million, or 37.8%, from $28.8 million to $17.9 million during the year ended September 30, 2018. The ratio of this portion of the allowance to the total balance of loans in this loan segment that were evaluated collectively also decreased to 1.0% at September 30, 2018 from 1.9% at September 30, 2017. Net recoveries for this loan segment during the current year were less at $2.2 million for the current year as compared to $2.7 million for the year ended September 30, 2017. Total delinquencies for this portfolio segment increased 5.3% to $12.4 million at September 30, 2018 as compared to $11.8 million at September 30, 2017. Delinquencies greater than 90 days increased 9.7% to $5.9 million at September 30, 2018 from $5.4 million at September 30, 2017. The credit metrics of this loan segment were mixed as recoveries exceeded charge-offs, while total delinquencies slightly increased during the current year, but the overall downward shift of risk level in the portfolio led to the reduction of the total allowance. The reduction in the allowance is mainly supported by a reduction of the principal balance of home equity lines of credit coming to the end of the draw period. In recent years, a large portion of the overall allowance has been allocated to the home equity loans and lines of credit portfolio to address exposure from customers whose lines of credit were originated without amortizing payments during the draw period and who could face potential increased payment shock at the end of the draw period. In general, home equity lines of credit originated prior to June 2010 were characterized by a ten-year draw period, with interest only payments, followed by a ten-year repayment period. However, a large number of those lines of credit approaching the end of draw period have been paid off or refinanced without significant loss. The principal balance of home equity lines of credit originated prior to 2010 without amortizing payments during the draw period that are coming to the end of the draw period through fiscal 2020 is $116.9 million at September 30, 2018, compared to $482.4 million at September 30, 2017. As this exposure decreases without incurring significant loss, the portion of the overall allowance allocated to the home equity loans and lines of credit category can be decreased. Generally, there were minimal home equity lines of credit originated between June 2010 and February 2013 and those originated after February 2013 require an amortizing payment during the draw period and do not face the same end-of-draw increased payment shock risk.

While the portfolio performance has improved, loan losses on home equity loans and lines of credit continued to comprise a large component of our gross charge-offs for 2018 and are expected to continue to represent a large portion of our charge-offs for the foreseeable future until non-performing loan balances begin to decrease by more than the charge-offs.
Our analysis for evaluating the adequacy of and the appropriateness of our loan loss provision and allowance for loan losses is continually refined as new information becomes available and actual loss experience is acquired. During the years ended September 30, 2018, 2017, 2016, 2015 and 2014 no material changes were made to the allowance methodology.

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
The Association’s investment policy does not permit investment in municipal bonds, corporate debt obligations, preferred or common stock of government agencies or equity securities other than its required investment in the common stock of the FHLB of Cincinnati. As of September 30, 2018, we held no asset-backed securities or securities with sub-prime credit risk exposure, nor did we hold any banker’s acceptances, term federal funds, repurchase agreements or reverse repurchase agreements. As a federal savings association, the Association is not permitted to invest in equity securities. This general restriction does not apply to the Company. The Association’s investment policy permits the use of interest rate agreements (caps, floors and collars) and interest rate exchange contracts (swaps) in managing our interest rate risk exposure. The use of financial futures, however, is prohibited without specific approval from its Board of Directors.
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
The fair value of our investment portfolio at September 30, 2018 consisted of $8.0 million in primarily fixed-rate securities guaranteed by Fannie Mae, $520.0 million of REMICs collateralized only by securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae, and $4.0 million of U.S. Government and agency obligations.
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

	At September 30,
	2018		2017		2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Investments available for sale:
U.S. Government and agency obligations	3,975	3,968	$—	$—	$—	$—
REMICs	537,330	519,999	533,427	528,536	508,044	507,997
Fannie Mae certificates	7,906	7,998	8,537	8,943	9,184	9,869
Total investment securities available for sale	$549,211	$531,965	$541,964	$537,479	$517,228	$517,866

Portfolio Maturities and Yields. The composition and maturities of our securities portfolio at September 30, 2018 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. All of our securities at September 30, 2018 were taxable securities.

	One Year or Less		More than One Year Through Five years		More than Five Years Through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
			(Dollars in thousands)
Investments available-for-sale:
U.S. Government and agency obligations	$3,975	2.38%	$—	—%	$—	—%	$—	—%	$3,975	$3,968	2.38%
REMICs	—	—%	1,381	1.62%	87,510	1.91%	448,439	2.15%	537,330	519,999	2.11%
Fannie Mae certificates	—	—%	5,183	2.28%	1,601	6.99%	1,122	5.67%	7,906	7,998	3.72%
Total investment securities available-for-sale	$3,975	2.38%	$6,564	2.14%	$89,111	2.00%	$449,561	2.16%	$549,211	$531,965	2.14%
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

Deposits. The Association obtains deposits primarily from the areas in which its branch offices are located, as well as from its customer service call center, its internet website, and from brokered CDs. It relies on its competitive pricing, convenient locations, and customer service to attract and retain its non-brokered deposits. It offers a variety of retail deposit accounts with a range of interest rates and terms. Its retail deposit accounts consist of savings accounts (primarily high-yield savings), a money market account, checking accounts, CDs, individual retirement accounts, and other qualified plan accounts.
Interest rates paid, maturity terms, service fees, and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market interest rates, liquidity requirements, interest rates paid by competitors, and our deposit growth goals.
At September 30, 2018, deposits totaled $8.49 billion. Checking accounts totaled $913.5 million (including $842.2 million of high-yield checking accounts) and savings accounts totaled $1.26 billion (including $1.13 billion of high-yield savings accounts). At September 30, 2018, the Association had a total of $6.32 billion in CDs (including $670.1 million of brokered CDs), of which $2.51 billion had remaining maturities of one year or less. Based on historical experience and its current pricing strategy, management believes the Association will retain a large portion of these accounts upon maturity.
The following table sets forth the distribution of the Association’s average total deposit accounts, by account type, for the fiscal years indicated.

	For the Years Ended September 30,
	2018			2017			2016
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Checking	947,728	11.4%	0.15%	$992,042	12.1%	0.09%	$990,592	11.9%	0.13%
Savings	1,364,410	16.5%	0.25%	1,514,275	18.5%	0.14%	1,563,448	18.8%	0.18%
Certificates of deposit	5,989,453	72.1%	1.63%	5,672,212	69.4%	1.49%	5,756,861	69.3%	1.49%
Total deposits	$8,301,591	100.0%	1.23%	$8,178,529	100.0%	1.07%	$8,310,901	100.0%	1.08%

The following table sets forth the distribution of the Association’s total deposit accounts, by account type, at September 30, 2018.

	At September 30, 2018
	Balance	Percent	Weighted Average Cost of Funds
	(Dollars in thousands)
Deposit type
Interest Bearing:
Checking	913,525	10.8%	0.22%
Savings	1,256,054	14.8%	0.44%
Certificates of deposit	6,322,004	74.4%	1.83%
Total Deposits	$8,491,583	100.0%	1.45%
As of September 30, 2018, the aggregate amount of the Association’s outstanding CDs in amounts greater than or equal to $100,000 was approximately $3.16 billion. The following table sets forth the maturity of those CDs as of September 30, 2018.

At September 30, 2018
(In thousands)
Three months or less	$704,719
Over three months through six months	129,955
Over six months through one year	399,988
Over one year to three years	1,378,102
Over three years	542,900
Total	$3,155,664

Borrowings. At September 30, 2018, the Association had $3.72 billion of borrowings from the FHLB of Cincinnati. During the fiscal year ended September 30, 2018, the Association’s only third-party borrowings consisted of loans, commonly referred to as “advances,” from the FHLB of Cincinnati. Borrowings from the FHLB of Cincinnati are secured by the Association’s investment in the common stock of the FHLB of Cincinnati as well as by a blanket pledge of its mortgage portfolio not otherwise pledged. Our current, immediate additional borrowing capacity with the FHLB of Cincinnati is $129.0 million as limited by the amount of FHLB of Cincinnati common stock that we own. Based on the amount of collateral that is subject to the blanket pledge that secures advances, in addition to the existing available capacity, our capacity limit for additional borrowings from the FHLB of Cincinnati at September 30, 2018 was $4.78 billion, subject to satisfaction of the FHLB of Cincinnati common stock ownership requirement. To satisfy the common stock ownership requirement, we would have to increase our ownership of FHLB of Cincinnati common stock by an additional $95.5 million. The ability to borrow from the FRB-Cleveland Discount Window is also available to the Association and is secured by a pledge of specific loans in the Association’s mortgage portfolio. At September 30, 2018, the Association had the capacity to borrow up to $55.6 million from the FRB-Cleveland and had no amount outstanding as of that date.
The following table sets forth information concerning balances and interest rates on the Association’s borrowings at and for the periods shown:

	At or For The Fiscal Years Ended September 30,
	2018	2017	2016
	(Dollars in thousands)
Balance at end of year	$3,721,699	$3,671,377	$2,718,795
Average balance during year	$3,632,255	$3,231,709	$2,284,881
Maximum outstanding at any month end	$3,818,490	$3,679,225	$2,720,903
Weighted average interest rate at end of year	2.12%	1.36%	1.01%
Average interest rate during year	1.65%	1.32%	1.23%

The Association has utilized borrowings from the FHLB of Cincinnati to manage its on-balance sheet liquidity, to replace maturing, high rate CDs at a lower cost and to lengthen the maturity of our funding through the use of interest rate swaps discussed in Note 17. Derivative Instruments of the Notes to Consolidated Financial Statements.
The following tables sets forth information relating to a category of short-term borrowings for which the average balance outstanding during the period was at least 30% of shareholders' equity at the end of each period shown.

	At or For the Fiscal Years Ended September 30,
	2018	2017	2016
	(Dollars in thousands)
FHLB borrowings (30 days and under):
Balance at end of year	$1,206,000	$1,110,000	$851,000
Maximum outstanding at any month-end	$1,268,000	$1,234,000	$851,000
Average balance during year	$1,069,826	$970,733	$678,883
Average interest rate during the fiscal year	1.64%	0.81%	0.36%
Weighted average interest rate at end of year	2.10%	1.17%	0.40%

	At or For the Fiscal Years Ended September 30,
	2018	2017
	(Dollars in thousands)
FHLB borrowings (90 days):
Balance at end of year	$1,725,000	$1,500,000
Maximum outstanding at any month-end	$1,750,000	$1,500,000
Average balance during year	$1,637,740	$1,005,548
Average interest rate during the fiscal year	1.76%	0.96%
Weighted average interest rate at end of year	2.15%	1.25%
The average balance of outstanding 90 day borrowings in fiscal year 2016 was less than 30% of shareholders equity, therefore none of the 2016 information was disclosed in the table above.
A maturity schedule, according to GAAP, for FHLB borrowings is shown in Note 10. Borrowed Funds of the Notes to Consolidated Financial Statements. The following table sets forth the effective maturity of FHLB borrowings, ignoring the impact of deferred penalties and reflecting the impact of interest rate swaps discussed in Note 17. Derivative Instruments of the Notes to Consolidated Financial Statements. When taking into consideration the blended balance of both the FHLB borrowings and the associated swap transactions hedging those borrowings, the weighted average cost of funds as of September 30, 2018 was 1.91%.

	At September 30, 2018
	Balance	Percent	Weighted Average Cost of Funds
	(Dollars in thousands)
Borrowings
Maturing in:
12 months or less	1,615,000	43.4%	2.10%
13 to 36 months	906,298	24.4%	1.42%
37 months or more	1,195,657	32.2%	2.03%
Total Borrowings	$3,716,955	100.0%	1.91%

Federal Taxation
General. The Company and the Association are subject to federal income taxation in the same general manner as other corporations, with certain exceptions. Prior to the completion of our initial public stock offering on April 20, 2007, the

Company and the Association were included as part of Third Federal Savings, MHC’s consolidated tax group. However, upon completion of the offering, the Company and the Association were no longer a part of Third Federal Savings, MHC’s consolidated tax group because Third Federal Savings, MHC no longer owned at least 80% of the common stock of the Company. As a result of the Company's stock repurchase program over the past few years, which reduced the number of outstanding shares of the Company, at September 30, 2018, Third Federal Savings, MHC, owned 81.02% of the common stock of the Company and the Company and the Association can, again, be a part of Third Federal Savings, MHC’s consolidated tax group. Beginning on September 30, 2007 and for each subsequent fiscal year thereafter, the Company has filed consolidated tax returns with the Association and Third Capital Inc., its wholly-owned subsidiaries.
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
At September 30, 2018, the total federal pre-base year bad debt reserve of the Association was approximately $105.0 million.
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
The State of Ohio Department of Taxation initiated and completed an audit during the second quarter of 2018 of the Association's Ohio Financial Institutions Tax Returns based on calendar year filings for 2014, 2015, and 2016, which resulted in no adjustments.
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
Any change in these laws or regulations, whether by the FDIC, OCC, FRS, CFPB or Congress, could have a material impact on the Company, the Association, and their operations.
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
In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% in addition to the minimum capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019. At September 30, 2018, the Association exceeded the fully phased in regulatory requirement for the "capital conservation buffer". In assessing an institution’s capital adequacy, the OCC takes into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary. As presented in Note 3. Regulatory Matters, at September 30, 2018, the Association exceeded all regulatory capital requirements to be considered “Well Capitalized”.
Loans-to-One Borrower. Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of September 30, 2018, the Association was in compliance with the loans-to-one borrower limitations.
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
A savings association that fails the qualified thrift lender test must operate under specified restrictions. Under the DFA, non-compliance with the QTL test may subject the Association to agency enforcement action for a violation of law. At September 30, 2018, the Association satisfied the QTL test.
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
The Association, in compliance with the preceding requirements, paid an $85 million, an $81 million and a $60 million cash dividend to the Company during the fiscal years ending September 30, 2018, 2017 and 2016, respectively. There were no dividends paid to the Company by Third Capital during the fiscal years ended September 30, 2018, 2017 or 2016. Additionally, the Association paid a special dividend of $150 million to the Company in the fiscal year ended September 30, 2016. This amount was equal to the voluntary contribution of capital that the Company made to the Association in October 2010.
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

Under current FRS regulations, Third Federal Savings, MHC is required to obtain the approval of its members (depositors and certain loan customers of the Association) every 12 months to enable Third Federal Savings, MHC to waive its right to receive dividends on the Company’s common stock that Third Federal Savings, MHC owns. Third Federal Savings, MHC has received this approval of its members at meetings held July 11, 2018, July 19, 2017, July 26, 2016, August 5, 2015 and July 31, 2014. Third Federal Savings, MHC has the approval to waive the receipt of up to a total of $1.00 per share of dividends from the Company over the four quarterly periods ending June 30, 2019. Third Federal Savings, MHC waived its right to receive a $0.25 per share dividend payment on September 25, 2017. As a result of the 2017, 2016, 2015 and 2014 approvals, Third Federal Savings, MHC previously waived its right to receive four separate $0.17 per share dividend payments during the four quarterly periods ending June 30, 2018, four separate $0.125 per share dividend payments during the four quarterly periods ending June 30, 2017, four separate $0.10 per share dividend payments during the four quarterly periods ending June 30, 2016 and four separate $0.07 per share dividend payments during the four quarterly periods ending June 30, 2015.
Liquidity. A federal savings association is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.
Community Reinvestment Act and Fair Lending Laws. All savings associations have a responsibility under the Community Reinvestment Act and federal regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a federal savings association, the OCC is required to assess the savings association’s record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. A savings association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches, mergers, minority stock offerings or second-step conversion, or in restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OCC, as well as other federal regulatory agencies and the Department of Justice.
The Association received a "Needs to Improve" Community Reinvestment Act rating in its most recent federal examination that covered home mortgage lending data for the period January 1, 2012 through December 31, 2014.
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
Prompt Corrective Action Regulations. Under the prompt corrective action regulations, the OCC is required and authorized to take supervisory actions against undercapitalized savings associations. For this purpose, a savings association is placed in one of the following five categories based on the savings association’s capital:

•
well-capitalized (at least 5% leverage capital, 8% Tier 1 risk-based capital, 10% total risk-based capital, and 6.5% common equity Tier 1 ratios, and is not subject to any written agreement, order, capital directive or prompt corrective action directive issued under certain statutes and regulations, to maintain a specific capital level for any capital measure);

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

As of September 30, 2018, the Association exceeded all regulatory requirements to be considered “Well Capitalized” as presented in the table below (dollar amounts in thousands).

	Actual		Required (Well Capitalized)
	Amount	Ratio	Amount	Ratio
Total Capital to Risk Weighted Assets	$1,559,180	20.47%	$761,767	10.00%
Tier 1 (Leverage) Capital to Net Average Assets	1,516,758	10.87%	697,453	5.00%
Tier I Capital to Risk-Weighted Assets	1,516,758	19.91%	609,414	8.00%
Common Equity Tier I to Risk-Weighted Assets	1,516,744	19.91%	495,149	6.50%

Insurance of Deposit Accounts. The DFA permanently increased the maximum amount of deposit insurance for banks, savings institutions, and credit unions to $250,000 per depositor, retroactive to January 1, 2008.
Effective April 1, 2011, the FDIC implemented a requirement of the DFA to revise its assessment system to base the assessments on each institution’s total assets less Tier 1 capital, instead of deposits. The FDIC also revised its assessment schedule so that it ranged from 2.5 basis points for the least risky institutions to 45 basis points for the riskiest. Institutions with over $10 billion of total assets, such as the Association, are classified for assessment purposes as "Large Institutions", and unless otherwise classified, are subjected to a large institution pricing system that includes a separate “scorecard” methodology, also adopted in 2011. In conjunction with the FDIC Deposit Insurance Fund’s reserve ratio reaching 1.15%, the assessment range was lowered to 1.5 to 40 basis points, effective July 1, 2016. In addition, “Large Institutions” (those with assets of $10 billion or more) are assessed a surcharge required by the DFA until the earlier of the Deposit Insurance Fund reaching 1.35% or December 31, 2018. The surcharge is 4.5 basis points of the Large Institution’s “surcharge base,” which is generally its regular assessment base reduced by $10 billion. The FDIC has indicated that it expects that the surcharges will be sufficient to achieve the 1.35% ratio by December 31, 2018. However, in the event that ratio is not achieved by that date, Large Institutions will be required to pay a short-fall assessment during the first half of 2019.
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
All FDIC-insured institutions are required to pay a pro rata portion of the interest due on obligations issued by the FICO for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation. All bonds issued by the FICO are due to mature by the end of the third quarter of 2019. For the quarter ended September 30, 2018, the annualized FICO assessment was equal to 0.32 basis points of total assets less Tier 1 capital.
For the fiscal year ended September 30, 2018, the Association paid $470 thousand related to the FICO bonds and $8.3 million, applicable to deposit insurance assessments. The deposit insurance payments are assessed on an arrears basis. At September 30, 2018, the balance of the Association's accrued deposit insurance assessment was $2.1 million.
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
As of September 30, 2018, outstanding borrowings (including accrued interest) from the FHLB of Cincinnati were $3.72 billion and the Association was in compliance with the stock investment requirement.
Proposed Federal Regulation
On September 10, 2018, the OCC issued a proposed rule implementing a section of the Economic Growth, Relief and Consumer Protection Act that permits an eligible federal savings association with total consolidated assets of $20 billion or less as of December 31, 2017, to elect to operate with national bank powers without converting to a national bank charter. An eligible savings association is a federal savings association that: (1) is well capitalized; (2) has a CAMELs composite rating of

1 or 2; (3) has a consumer compliance rating of 1 or 2; (4) has a Community Reinvestment Act rating of “outstanding” or “satisfactory,” if applicable; and (5) is not subject to an enforcement action. The proposed rule is subject to change, and the OCC will issue a final rule after reviewing all comments on the proposal.
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
Capital. Savings and loan holding companies were historically not subject to specific regulatory capital requirements. The DFA, however, required the FRS to promulgate consolidated capital requirements for all depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to depository institutions themselves. Instruments such as cumulative preferred stock and trust preferred securities could no longer be included as Tier 1 capital, as was previously permitted for bank holding companies.

The previously discussed final rule regarding regulatory capital requirements implemented the DFA’s directive as to savings and loan holding companies. Consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions generally applied to savings and loan holding companies as of January 1, 2015. As is the case with institutions themselves, the capital conservation buffer is being phased in between 2016 and 2019.
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
Waivers of Dividends by Third Federal Savings, MHC. Federal regulations require Third Federal Savings, MHC to notify the FRS of any proposed waiver of its receipt of dividends from the Company. The OTS, the previous regulator for Third Federal Savings, MHC, allowed dividend waivers provided the mutual holding company’s Board of Directors determined that the waiver was consistent with its fiduciary duties and the waiver would not be detrimental to the safety and soundness of its subsidiary institution. In February 2008, the Company declared its first quarterly dividend and continued to declare and pay quarterly dividends through May 2010, when the Company suspended future dividend payments until concerns expressed by the OTS regarding the Association’s home equity line of credit portfolio were satisfactorily resolved. Prior to the suspension of the dividends, Third Federal Savings, MHC waived its right to receive each dividend paid by the Company. Section 625(a) of DFA preserved, for mutual holding companies, including Third Federal Savings, MHC, that had reorganized into mutual holding company form, issued minority stock and waived dividends prior to December 1, 2009, the right to waive dividends if the waiver was not detrimental to the safe and sound operation of the savings association and the board of directors expressly determines that the waiver is consistent with the fiduciary duties of the board to the mutual members of the mutual holding company. However, on August 12, 2011, the FRS issued an interim final rule that added a requirement that a majority of the mutual holding company’s members eligible to vote must approve a dividend waiver by a mutual holding company within 12 months prior to the declaration of the dividend being waived. The FRS is reviewing comments on the interim final rule, which were required to be submitted by November 1, 2011, as part of its rulemaking process, and there can be no assurance that the final rule will not require such a member vote. On July 11, 2018, Third Federal Savings, MHC received the approval of its members (depositors and certain loan customers of the Association) with respect to the waiver of dividends, and subsequently received the non-objection of the FRB-Cleveland, to waive receipt of dividends on the Company’s common stock the MHC owns up to a total of $1.00 per share during the four quarterly periods ending June 30, 2019. Third Federal Savings, MHC previously received the approval of its members at: (1) a July 19, 2017 meeting to waive receipt of dividends up to a total of $0.68 per share during the four quarterly periods ending June 30, 2018, (2) a July 26, 2016 meeting to waive receipt of dividends up to a total of $0.50 per share during the four quarterly periods ending June 30, 2017; (3) an August 5, 2015 meeting to waive receipt of dividends up to $0.40 per share during the four quarterly periods ending June 30, 2016; and (4) a July 31, 2014 meeting to waive receipt of dividends up to $0.28 per share during the four quarterly periods ending June 30, 2015.
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
Our net interest income can also be negatively impacted when assets and funding sources with seemingly similar, but not identical re-pricing characteristics react differently to changing interest rates. An example is our home equity lines of credit loan portfolio and our high yield checking and high yield savings deposit products. Interest rates charged on our home equity lines of credit loans are linked to the prime rate of interest, which generally adjusts in a direct relationship to changes in the FRS’s Federal Funds target rate. Similarly, our High Yield Checking and High Yield Savings deposit products are generally expected to adjust when changes are made to the Federal Funds target rate. However, to the extent that increases or decreases are made to the Federal Funds target rate, and those increases or decreases translate into increases or decreases of the prime rate and the rate charged on our home equity lines of credit loans, but do not extend to equivalent adjustments to our High Yield Checking and High Yield Savings deposit products, we can experience a reduction in our net interest income. At September 30, 2018, we held $1.68 billion of home equity lines of credit loans and $1.97 billion of High Yield Checking and High Yield Savings deposits.
Our net income can also be reduced by the impact that changes in interest rates can have on the value of our capitalized mortgage servicing rights. As of September 30, 2018, we serviced $1.93 billion of loans sold to third parties, and the mortgage servicing rights associated with such loans had an amortized cost of $8.8 million and an estimated fair value, at that date, of $15.6 million. Because the estimated life and estimated income to be derived from servicing the underlying mortgage loans generally increase with rising interest rates and decrease with falling interest rates, the value of mortgage servicing rights generally increases as interest rates rise and decreases as interest rates fall. If interest rates fall and the value of our capitalized servicing rights decrease, we may be required to recognize an additional impairment charge against income for the amount by which amortized cost exceeds estimated fair market value.
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
In general, changes in market and competitive interest rates result from events that we do not control and over which we generally have little or no influence. As a result, mitigation of the adverse affects of changing interest rates is generally limited to controlling the composition of the assets and liabilities that we hold. To monitor our positions, we maintain an interest rate risk modeling system which is designed to measure our interest rate risk sensitivity. Using customized modeling software, the Association prepares periodic estimates of the amounts by which the net present value of its cash flows from assets, liabilities and off balance sheet items (the institution’s economic value of equity) would change in the event of a range of assumed changes in market interest rates. The simulation model uses a discounted cash flow analysis and an option-based pricing approach in measuring the interest rate sensitivity of EVE. At September 30, 2018, in the event of an immediate 200 basis point increase in all interest rates, our model projects that we would experience a $432.1 million, or 19.65%, decrease in EVE. Our calculations further project that, at September 30, 2018, in the event that market interest rates used in the simulation were adjusted in equal monthly amounts (termed a "ramped" format) during the 12 month measurement period to an aggregate increase in 200 basis points, we would expect our projected net interest income for the twelve months ended September 30, 2019 to decrease by 2.32%. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”
Difficult market conditions, geographic concentration and heightened regulatory scrutiny have adversely affected us and our industry and may continue to do so.
Our performance is significantly impacted by the general economic conditions in our primary markets in the states of Ohio and Florida, and surrounding areas, which were severely affected during the 2008 financial crisis and its aftermath. A recurrence of those or similar difficult market conditions is likely to again result in high levels of unemployment, which would weaken local economies and could result in additional defaults of mortgage loans. Most of the loans in our loan portfolio are secured by real estate located in our primary market areas. Negative conditions, such as layoffs, in the markets where collateral for a mortgage loan is located could adversely affect a borrower’s ability to repay the loan and the value of the collateral securing the loan. Declines in the U.S. housing market during and in the aftermath of the 2008 financial crisis, as manifested by falling home prices and increasing foreclosures, as well as unemployment and under-employment, all negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions.
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
We received a “Needs to Improve” Community Reinvestment Act rating in our most recent federal examination. This could, at a minimum, result in denial of certain corporate applications such as those related to branches, mergers, minority stock offerings or a second-step conversion.
All savings associations have a responsibility under the Community Reinvestment Act and federal regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a federal savings association, the OCC is required to assess the savings association’s record of compliance with the Community Reinvestment Act. The Association received a “Needs to Improve” Community Reinvestment Act rating in its most recent federal examination that covered home mortgage lending data for the period January 1, 2012 through December 31, 2014. A savings association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as those related to branches, mergers, minority stock offerings or a second-step conversion, or in restrictions on its activities.
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
We continually encounter technological change, and may have fewer resources than many of our larger competitors to continue to invest in technological improvements.
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
Federal regulations require Third Federal Savings, MHC to notify the FRS of any proposed waiver of its receipt of dividends from the Company. In August 2011, the FRS issued an interim final rule pursuant to the DFA, providing that the FRS “may not” object to dividend waivers by grandfathered mutual holding companies, such as Third Federal Savings, MHC, under standards substantially similar to those previously required by the OTS. However, the interim final rule added a requirement that a majority of the mutual holding company’s members eligible to vote must approve a dividend waiver by a mutual holding company within 12 months prior to the declaration of the dividend being waived. As part of its rulemaking process, the FRS is reviewing comments on the interim final rule and there can be no assurance that the final rule will not require such a member vote. Third Federal Savings, MHC has received the approval of its members in five separate meetings (in July 2014, August 2015, July 2016, July 2017 and July 2018) to waive the receipt of dividends for a twelve-month period, and the FRS has “non-objected” to Third Federal Savings, MHC’s waiver each time However, future approvals of members and non-objections from the FRS are not assured and if not obtained, the discontinuance of dividend payments would adversely affect the value of our common stock.
Third Federal Savings, MHC, as our majority shareholder, is able to control the outcome of virtually all matters presented to our shareholders for their approval, including any proposal to acquire us. The same directors and officers who manage the Association also manage the Company and Third Federal Savings, MHC. The board of directors of Third Federal Savings, MHC must ensure that the interests of depositors of the Association (as members of Third Federal Savings, MHC) are represented and considered in matters put to a vote of stockholders of the Company. Therefore, Third Federal Savings, MHC may take action that the public stockholders believe to be contrary to their interests. For example, Third Federal Savings, MHC may exercise its voting control to defeat a stockholder nominee for election to the board of directors of the Company. Additionally, Third Federal Savings, MHC may prevent the sale of control or merger of the Company or its subsidiaries, or a second-step conversion of Third Federal Savings, MHC, even if such a transaction were favored by a majority of the public shareholders of the Company.
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
Information security risks have generally increased in recent years because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial and other transactions and the increased sophistication and activities of perpetrators of cyber-attacks and mobile phishing. Mobile phishing, a means for identity thieves to obtain sensitive personal information through fraudulent e-mail, text or voice mail, is an on-going threat targeting the customers of popular financial entities. A failure in or breach of our operational or information security systems, or those of our third-party service providers, as a result of cyber-attacks or information security breaches or due to employee error, malfeasance or other disruptions could adversely affect our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and/or cause losses.
If this confidential or proprietary information were to be mishandled, misused or lost, we could be exposed to significant regulatory consequences, reputational damage, civil litigation and financial loss.
Although we employ a variety of physical, procedural and technological safeguards to protect this confidential and proprietary information from mishandling, misuse or loss, these safeguards do not provide absolute assurance that mishandling, misuse or loss of the information will not occur. If mishandling, misuse or loss of the information did occur, those events will be promptly detected and addressed. Similarly, when confidential or proprietary information is collected, compiled, processed, transmitted or stored by third parties on our behalf, our policies and procedures require that the third party agree to maintain the confidentiality of the information, establish and maintain policies and procedures designed to preserve the confidentiality of the information, and permit us to confirm the third party’s compliance with the terms of the agreement. As information security risks and cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures and/or to investigate and remediate any information security vulnerabilities.
We have experienced no known material breaches.
Our operations rely on numerous external vendors.
We rely on numerous external vendors to provide us with products and services necessary to maintain our day-to-day operations. Accordingly, our operations are exposed to risk that these vendors will not perform in accordance with the contracted arrangements under service level agreements. The failure of an external vendor to perform in accordance with the contracted arrangements under service level agreements because of changes in the vendor's organizational structure, financial condition, support for existing products and services or strategic focus or for any other reason, could be disruptive to our operations, which in turn could have a material negative impact on our financial condition and results of operations. We also could be adversely affected to the extent such an agreement is not renewed by the third-party vendor or is renewed on terms less favorable to us. Our Vendor Management program helps mitigate risks and is structured to minimize the cost and time required to replace a vendor in the event of a failure or the vendor's inability to meet service level agreements.
Hurricanes or other adverse weather events could negatively affect the economy in our Florida market area or cause disruptions to our branch office locations, which could have an adverse effect on our business or results of operations.
A significant portion of our branch operations are conducted in Florida, a geographic region with coastal areas that are susceptible to hurricanes and tropical storms. Such weather events can disrupt our operations, result in damage to our branch office locations and negatively affect the local economy in which we operate. We cannot predict whether or to what extent damage caused by future hurricanes or tropical storms will affect our operations or the economy in our market area, but such weather events could result in fewer loan originations and greater delinquencies, foreclosures or loan losses. These and other negative effects of future hurricanes or tropical storms may adversely affect our business or results of operations.
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
Secondary mortgage market conditions could have a material impact on our financial condition and results of operations.

Loan sales provide a significant portion of our non-interest income. In addition to being affected by interest rates, the secondary mortgage markets are also subject to investor demand for residential real estate loans and increased investor yield requirements for these loans.  These conditions may fluctuate or worsen in the future.  A prolonged period of secondary market illiquidity could have a material adverse effect on our financial condition and results of operations.
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
Our sources of funds are limited because of our holding company structure.
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
The FRS may require the Company to commit capital resources to support the Association, and we may not have sufficient access to such capital resources.

Federal law requires that a holding company act as a source of financial and managerial strength to its subsidiary bank and to commit resources to support such subsidiary bank. Under the “source of strength” doctrine, the FRS may require a holding company to make capital injections into a troubled subsidiary bank and may charge the holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank. A capital injection may be required at times when the holding company may not have the resources to provide it and therefore may be required to attempt to borrow the funds or raise capital. Any loans by a holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the institution’s general unsecured creditors, including the holders of its note obligations. Thus, any borrowing that must be done by the Company to make a required capital injection becomes more difficult and expensive and could have an adverse effect on our business, financial condition and results of operations. Moreover, it is possible that we will be unable to borrow funds when we need to do so.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
We operate from our main office in Cleveland, Ohio, our 38 full-service branch offices located in Ohio and Florida and our eight loan production offices located in Ohio. Our branch offices are located in the Ohio counties of Cuyahoga, Lake, Lorain, Medina and Summit and in the Florida counties of Broward, Collier, Hillsborough, Lee, Palm Beach, Pasco, Pinellas and Sarasota. Our loan production offices are located in the Ohio counties of Franklin, Butler, Delaware and Hamilton. The Company owns the building in which its home office and executive offices are located, and six other office locations. The net book value of our land, premises, equipment and software was $63.4 million at September 30, 2018. Included in the net book value are two commercial buildings located in Canton, Massachusetts, valued at $17.9 million, which are owned by our Hazelmere entity and leased to third parties in net lease transactions.

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
Our common stock is listed and traded on the NASDAQ Global Select Market under the symbol “TFSL”. As of November 23, 2018, we had 6,942 shareholders of record, which number does not include persons or entities holding shares in “nominee” or “street” name through brokerage firms. Shares of our common stock began trading on April 23, 2007 following the completion of our initial public offering. Quarterly trading information for the periods indicated is provided by NASDAQ and included in the following table.

	Traded Market Prices
	High	Low	Dividends
Quarter ended December 31, 2016	$19.83	$18.61	$0.125
Quarter ended March 31, 2017	17.38	16.40	0.125
Quarter ended June 30, 2017	16.07	15.30	0.125
Quarter ended September 30, 2017	16.13	14.84	0.17
Quarter ended December 31, 2017	16.04	14.79	0.17
Quarter ended March 31, 2018	15.53	14.41	0.17
Quarter ended June 30, 2018	16.48	14.62	0.17
Quarter ended September 30, 2018	16.37	14.90	0.25
Payment of dividends is subject to declaration by our Board of Directors and is dependent on a number of factors, including:

•	our capital requirements and, to the extent that funds for any such dividend are provided by the Association, the regulatory capital requirements imposed on the Association by the OCC;

•	our financial position and results of operations;

•	tax considerations;

•	our alternative uses of funds;

•	statutory and regulatory limitations; and

•	general economic conditions.
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
Through September 30, 2010, Third Federal Savings, MHC, waived its right to receive dividends. The waivers complied with regulatory authorizations (in the form of non-objection) obtained by Third Federal Savings, MHC. Any requests for future regulatory authorizations to waive receipts of dividends will be submitted to the FRS. Please refer to the preceding discussion of dividend waivers presented in Part I, Item 1. Business, SUPERVISION AND REGULATION, Holding Company Regulation—Dividends and Waivers of Dividends by Third Federal Savings, MHC. Regulatory non-objection is subject to periodic regulatory review and no assurances can be given regarding future regulatory non-objection. In addition, interim final rules issued by the FRS on August 12, 2011 require that a majority of the mutual holding company's members eligible to vote must approve a dividend waiver by a mutual holding company within 12 months prior to the declaration of the dividend being waived. There can be no assurance that a final rule will not require such a member vote.
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
Following the receipt of the members’ approval at the July 11, 2018 special meeting, Third Federal Savings, MHC filed a notice with, and subsequently received the non-objection of, the FRB-Cleveland for the proposed dividend waivers.

In the table and graph that follow, we have provided summary information regarding the performance of the cumulative total return of our common stock from September 30, 2013 through September 30, 2018, relative to the cumulative total return on stocks included in the SNL Bank and Thrift Index, SNL Thrift Index and NASDAQ Composite, in each case for the same period. The cumulative return data is presented in dollars, based on starting investments of $100 and assuming the reinvestment of dividends.

	Measurement Date
Index (with base price at 9/30/2013)	9/30/2013	9/30/2014	9/30/2015	9/30/2016	9/30/2017	9/30/2018
TFS Financial Corporation	100.00	120.21	147.74	156.17	146.25	142.93
SNL Bank and Thrift Index	100.00	117.86	120.33	124.41	174.98	188.09
SNL Thrift Index	100.00	110.29	131.73	137.75	160.17	157.78
NASDAQ Composite	100.00	120.61	125.43	146.03	180.62	226.08
Source: S&P Global Market Intelligence
 ______________________
We did not sell any securities during the quarter ended September 30, 2018.

The following table summarizes our stock repurchase activity during the three months ended September 30, 2018 and the stock repurchase plans approved by our Board of Directors.

		Average	Total Number of	Maximum Number
	Total Number	Price	Shares Purchased	of Shares that May
	of Shares	Paid per	as Part of Publicly	Yet be Purchased
Period	Purchased	Share	Announced Plans (1)	Under the Plans
July 1, 2018 through July 31, 2018	84,000	$16.09	84,000	6,552,979
August 1, 2018 through August 31, 2018	48,000	15.42	48,000	6,504,979
September 1, 2018 through September 30, 2018	38,000	15.47	38,000	6,466,979
	170,000	15.76	170,000

(1)
On October 27, 2016, the Company announced that the Board of Directors approved the Company's eighth stock repurchase program, which authorizes the repurchase of up to 10,000,000 shares of the Company's outstanding common stock, which commenced upon the completion of the Company's seventh stock repurchase program on January 7, 2017. Purchases under the program will be on an ongoing basis and subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses of capital, and our financial performance. Repurchased shares will be held as treasury stock and be available for general corporate use. The program has 6,466,979 shares yet to be purchased as of September 30, 2018.

Item 6.	Selected Financial Data

	At September 30,
	2018	2017	2016	2015	2014
	(In thousands)
Selected Financial Condition Data:
Total assets	$14,137,331	$13,692,563	$12,906,062	$12,368,886	$11,803,195
Cash and cash equivalents	269,775	268,218	231,239	155,369	181,403
Investment securities - available for sale	531,965	537,479	517,866	585,053	568,868
Loans held for sale	659	351	4,686	116	4,962
Loans, net	12,871,294	12,419,306	11,708,804	11,187,583	10,630,687
Bank owned life insurance	212,021	205,883	200,144	195,861	190,152
Prepaid expenses and other assets	44,344	61,086	63,994	58,277	64,880
Deposits	8,491,583	8,151,625	8,331,368	8,285,858	8,653,878
Borrowed funds	3,721,699	3,671,377	2,718,795	2,168,627	1,138,639
Shareholders’ equity	1,758,404	1,689,959	1,660,458	1,729,370	1,839,457

	For the Years Ended September 30,
	2018	2017	2016	2015	2014
	(In thousands, except per share amounts)
Selected Operating Data:
Interest income	$443,045	$408,995	$388,441	$383,477	$374,684
Interest expense	162,104	130,099	118,026	113,350	103,251
Net interest income	280,941	278,896	270,415	270,127	271,433
Provision (credit) for loan losses	(11,000)	(17,000)	(8,000)	(3,000)	19,000
Net interest income after provision for loan losses	291,941	295,896	278,415	273,127	252,433
Non-interest income	21,536	19,849	24,952	24,260	21,900
Non-interest expenses	192,313	182,404	181,004	187,992	175,476
Earnings before income tax	121,164	133,341	122,363	109,395	98,857
Income tax expense	35,757	44,464	41,810	36,804	32,966
Net earnings after income tax expense	$85,407	$88,877	$80,553	$72,591	$65,891
Earnings per share—basic and fully diluted	$0.32	$0.28	$0.28	$0.25	$0.22
Cash dividends declared per share	$0.760	$0.545	$0.31	$0.07	$—

	At or For The Years Ended September 30,
	2018	2017	2016	2015	2014
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on average assets	0.62%	0.67%	0.65%	0.57%	0.57%
Return on average equity	4.91%	5.28%	4.73%	4.04%	3.52%
Interest rate spread(1)	1.93%	2.02%	2.09%	2.03%	2.26%
Net interest margin(2)	2.08%	2.16%	2.23%	2.17%	2.42%
Efficiency ratio(3)	63.58%	61.06%	61.28%	63.86%	59.82%
Non-interest expense to average total assets	1.39%	1.37%	1.45%	1.47%	1.53%
Average interest-earning assets to average interest-bearing liabilities	112.96%	113.29%	114.67%	115.43%	118.51%
Dividend payout ratio(4)	253.33%	170.31%	151.79%	124.00%	31.82%
Asset Quality Ratios:
Non-performing assets as a percent of total assets	0.57%	0.62%	0.75%	1.00%	1.33%
Non-accruing loans as a percent of total loans	0.60%	0.63%	0.76%	0.95%	1.27%
Allowance for loan losses as a percent of non-accruing loans	54.56%	61.89%	68.69%	67.00%	60.03%
Allowance for loan losses as a percent of total loans	0.33%	0.39%	0.52%	0.64%	0.76%
Capital Ratios:
Association
Total risk-based capital to risk weighted assets(5)	NA	NA	NA	NA	25.25%
Total capital to risk-weighted assets(6)	20.47%	21.37%	22.24%	22.92%	NA
Tier 1 core capital to adjusted tangible assets(5)	NA	NA	NA	NA	13.47%
Tier 1 (leverage) capital to net average assets(6)(7)	10.87%	11.16%	11.73%	12.78%	NA
Tier 1 risk-based capital to risk weighted assets(5)	NA	NA	NA	NA	24.02%
Tier 1 capital to risk-weighted assets(6)	19.91%	20.69%	21.36%	21.95%	NA
Common equity tier 1 capital to risk-weighted assets(6)	19.91%	20.69%	21.36%	21.95%	NA
TFS Financial Corporation
Total risk-based capital to risk weighted assets(5)	NA	NA	NA	NA	29.00%
Total capital to risk-weighted assets(6)	22.94%	23.63%	24.62%	24.54%	NA
Tier 1 core capital to adjusted tangible assets(5)	NA	NA	NA	NA	15.60%
Tier 1 (leverage) capital to net average assets(6)(7)	12.25%	12.41%	13.07%	13.76%	NA
Tier 1 risk-based capital to risk weighted assets(5)	NA	NA	NA	NA	27.77%
Tier 1 capital to risk-weighted assets(6)	22.39%	22.96%	23.74%	23.57%	NA
Common equity tier 1 capital to risk-weighted assets(6)	22.39%	22.96%	23.74%	23.57%	NA
Average equity to average total assets	12.56%	12.67%	13.64%	14.09%	16.28%
Other Data:
Association:
Number of full service offices	38	38	38	38	38
Loan production offices	8	8	8	8	8
______________________

(1)	Represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the year.

(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the year.

(3)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.

(4)
Represents dividends paid per share divided by diluted earnings per share. Receipt of dividends on shares owned by Third Federal Savings, MHC has been waived and dividends paid on unallocated shares of the ESOP are used to pay down the loan to the ESOP.

(5)	Calculated using the regulatory capital methodology applicable to the Association prior to January 1, 2015.

(6)
Calculated using the regulatory capital methodology applicable to the Association beginning January 1, 2015. See Part I, Item 1, Business, Federal Banking Regulation, Capital Requirements for a detailed discussion of the new Basel III rules.

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
Controlling Our Interest Rate Risk Exposure. Although the significant housing and credit quality issues that arose in connection with the 2008 financial crisis had a distinctly negative effect on our operating results and, as described below, that experience made a lasting impression on our risk awareness, historically our greatest risk has been our exposure to changes in interest rates. When we hold long-term, fixed-rate assets, funded by liabilities with shorter re-pricing characteristics, we are exposed to potentially adverse impacts from changing interest rates, and most notably rising interest rates. Generally, and particularly over extended periods of time that encompass full economic cycles, interest rates associated with longer-term assets, like fixed-rate mortgages, have been higher than interest rates associated with shorter-term funding sources, like deposits. This difference has been an important component of our net interest income and is fundamental to our operations. We manage the risk of holding longer-term, fixed-rate mortgage assets primarily by maintaining the levels of regulatory capital required to be well capitalized, by promoting adjustable-rate loans and shorter-term, fixed-rate loans, by marketing home equity lines of credit, which carry an adjustable rate of interest indexed to the prime rate and by opportunistically extending the duration of our funding sources.
Levels of Regulatory Capital
At September 30, 2018, the Company’s Tier 1 (leverage) capital totaled $1.71 billion, or 12.25% of net average assets and 22.39% of risk-weighted assets, while the Association’s Tier 1 (leverage) capital totaled $1.52 billion, or 10.87% of net average assets and 19.91% of risk-weighted assets. Each of these measures was more than twice the requirements currently in effect for designation as “well capitalized” under regulatory prompt corrective action provisions, which set minimum levels of 5.00% of net average assets and 8.00% of risk-weighted assets. Refer to the Liquidity and Capital Resources section of this Item 7 for additional discussion regarding regulatory capital requirements.
Promotion of Adjustable-Rate Loans and Shorter-Term, Fixed-Rate Loans
We market an adjustable-rate mortgage loan that provides us with improved interest rate risk characteristics when compared to a 30-year, fixed-rate mortgage loan. Our “Smart Rate” adjustable rate mortgage offers borrowers an interest rate lower than that of a 30-year, fixed-rate loan. The interest rate in the Smart Rate mortgage is locked for three or five years then resets annually. The Smart Rate mortgage contains a feature to re-lock the rate an unlimited number of times at our then-current interest rate and fee schedule, for another three or five years (which must be the same as the original lock period) without having to complete a full refinance transaction. Re-lock eligibility is subject to a satisfactory payment performance history by the borrower (current at the time of re-lock, and no foreclosures or bankruptcies since the Smart Rate application was taken). In addition to a satisfactory payment history, re-lock eligibility requires that the property continues to be the borrower’s primary residence. The loan term cannot be extended in connection with a re-lock nor can new funds be advanced. All interest rate caps and floors remain as originated.
We also feature a ten-year, fully amortizing fixed-rate first mortgage loan in our product promotions. The ten-year, fixed-rate loan has a less severe interest rate risk profile when compared to loans with fixed-rate terms of 15 to 30 years and helps us to more effectively manage our interest rate risk exposure, yet provides our borrowers with the certainty of a fixed interest rate throughout the life of the obligation.

The following tables set forth our first mortgage loan production and balances segregated by loan structure at origination.

	For the Years Ended September 30,
	2018		2017
	Amount	Percent	Amount	Percent
Residential Mortgage Loan Originations:	(Dollars in thousands)
ARM (all Smart Rate) production	$1,125,523	48.8%	$1,342,801	49.7%
Fixed-rate production:
Terms less than or equal to 10 years	226,409	9.8	417,182	15.4
Terms greater than 10 years	956,153	41.4	941,634	34.9
Total fixed-rate production	1,182,562	51.2	1,358,816	50.3
Total Residential Mortgage Loan Originations:	$2,308,085	100.0%	$2,701,617	100.0%

	September 30, 2018		September 30, 2017
	Amount	Percent	Amount	Percent
Balances of Residential Mortgage Loans Held For Investment:	(Dollars in thousands)
ARM (primarily Smart Rate) Loans	$5,166,282	46.9%	$4,816,568	44.4%
Fixed-rate Loans:
Terms less than or equal to 10 years	1,822,918	16.5	2,060,204	19.0
Terms greater than 10 years	4,036,544	36.6	3,978,396	36.6
Total fixed-rate loans	5,859,462	53.1	6,038,600	55.6
Total Residential Mortgage Loans Held For Investment:	$11,025,744	100.0%	$10,855,168	100.0%
The following table sets forth the balances as of September 30, 2018 for all ARM loans segregated by the next scheduled interest rate reset date.

Current Balance of ARM Loans Scheduled for Interest Rate Reset
During the Fiscal Years Ending September 30,	(in thousands)
2019	$316,733
2020	689,375
2021	1,376,760
2022	1,537,074
2023	1,133,078
2024	113,262
Total	$5,166,282
At September 30, 2018 and September 30, 2017, mortgage loans held for sale, all of which were long-term, fixed-rate first mortgage loans and all of which were held for sale to Fannie Mae, totaled $0.7 million and $0.4 million, respectively.
Marketing Home Equity Lines of Credit
Since 2016, we have actively marketed home equity lines of credit, which carry an adjustable rate of interest indexed to the prime rate which provides interest rate sensitivity to that portion of our assets. Prior to 2010, home equity lending also represented a meaningful strategy to manage our interest rate risk profile. Between 2010 and 2015, the Association, in various steps, restricted and modified its home equity lending products and the markets they were offered in response to the 2008 financial crisis and the resulting regulatory environments that existed during that time. Through redesigned home equity products, we believe we have re-established home equity line of credit lending as a meaningful strategy to manage our interest rate risk profile. At September 30, 2018, the principal balance of home equity lines of credit totaled $1.38 billion. Our home equity lending is discussed in the preceding Lending Activities section of Item 1. Business in Part I.—THIRD FEDERAL SAVINGS AND LOAN ASSOCIATION OF CLEVELAND.

Extending the Duration of Funding Sources
As a complement to our strategies to shorten the duration of our interest earning assets, as described above, we also seek to lengthen the duration of our interest bearing funding sources. These efforts include monitoring the relative costs of alternative funding sources such as retail deposits, brokered certificates of deposit, longer-term (e.g. four to six years) fixed rate advances from the FHLB of Cincinnati, and shorter-term (e.g. three months) advances from the FHLB of Cincinnati, the durations of which are extended by correlated interest rate exchange contracts. Each funding alternative is monitored and evaluated based on its effective interest payment rate, options exercisable by the creditor (early withdrawal, right to call, etc.), and collateral requirements. The interest payment rate is a function of market influences that are specific to the nuances and market competitiveness/breadth of each funding source. Generally, early withdrawal options are available to our retail CD customers but not to holders of brokered CDs; issuer call options are not provided on our advances from the FHLB of Cincinnati; and we are not subject to early termination options with respect to our interest rate exchange contracts. Additionally, collateral pledges are not provided with respect to our retail CDs or our brokered CDs; but are required for our advances from the FHLB of Cincinnati as well as for our interest rate exchange contracts. During the year ended September 30, 2018, these funding source modifications facilitated asset growth of $444.8 million and funded stock repurchases of $19.7 million and stock dividends of $37.6 million.
Other Interest Rate Risk Management Tools
We also manage interest rate risk by selectively selling a small portion of our long-term, fixed-rate mortgage loans in the secondary market. Prior to fiscal 2010, this strategy was used to a greater extent to manage our interest rate risk. At September 30, 2018, we serviced $1.93 billion of loans for others, of which $1.01 billion were sold in the secondary market prior to fiscal 2010. While the sales of first mortgage loans remain strategically important for us, since fiscal 2010, they have played only a minor role in our management of interest rate risk. Loan sales are discussed later in this Part I1, Item 7. under the heading Liquidity and Capital Resources, and in Part I1, Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Monitoring and Limiting Our Credit Risk. While, historically, we had been successful in limiting our credit risk exposure by generally imposing high credit standards with respect to lending, the confluence of unfavorable regional and macro-economic events that culminated in the 2008 housing market collapse and financial crisis, coupled with our pre-2010 expanded participation in the second lien mortgage lending markets, significantly refocused our attention with respect to credit risk. In response to the evolving economic landscape, we continuously revise and update our quarterly analysis and evaluation procedures, as needed, for each category of our lending with the objective of identifying and recognizing all appropriate credit impairments. At September 30, 2018, 91% of our assets consisted of residential real estate loans (both “held for sale” and “held for investment”) and home equity loans and lines of credit, which were originated predominantly to borrowers in Ohio and Florida. Our analytic procedures and evaluations include specific reviews of all home equity loans and lines of credit that become 90 or more days past due, as well as specific reviews of all first mortgage loans that become 180 or more days past due. We transfer performing home equity lines of credit subordinate to first mortgages delinquent greater than 90 days to non-accrual status. We also charge-off performing loans to collateral value and classify those loans as non-accrual within 60 days of notification of all borrowers filing Chapter 7 bankruptcy, that have not reaffirmed or been dismissed, regardless of how long the loans have been performing. Loans where at least one borrower has been discharged of their obligation in Chapter 7 bankruptcy, are classified as TDRs. At September 30, 2018, $26.4 million of loans in Chapter 7 bankruptcy status were included in total TDRs. At September 30, 2018, the recorded investment in non-accrual status loans included $29.4 million of performing loans in Chapter 7 bankruptcy status, of which $28.1 million were also reported as TDRs.
In response to the unfavorable regional and macro-economic environment that arose beginning in 2008, and in an effort to limit our credit risk exposure and improve the credit performance of new customers, we tightened our credit eligibility criteria in evaluating a borrower’s ability to successfully fulfill his or her repayment obligation and we revised the design of many of our loan products to require higher borrower down-payments, limited the products available for condominiums, eliminated certain product features (such as interest-only adjustable-rate loans and loans above certain LTV ratios), and we suspended home equity lending products with the exception of bridge loans between 2010 and 2012. The delinquency level related to loan originations prior to 2009, compared to originations in 2009 and after, reflect the higher credit standards to which we have subjected all new originations. As of September 30, 2018, loans originated prior to 2009 had a balance of $1.06 billion, of which $33.1 million, or 3.1%, were delinquent, while loans originated in 2009 and after had a balance of $11.85 billion, of which $8.4 million, or 0.1%, were delinquent.
One aspect of our credit risk concern relates to high concentrations of our loans that are secured by residential real estate in specific states, particularly Ohio and Florida, in light of the difficulties that arose in connection with the 2008 housing crisis with respect to the real estate markets in those two states. At September 30, 2018, approximately 55.6% and 16.0% of the combined total of our residential Core and construction loans held for investment and approximately 35.9% and 20.3% of our home equity loans and lines of credit were secured by properties in Ohio and Florida, respectively. In an effort to moderate the concentration of our credit risk exposure in individual states, particularly Ohio and Florida, we have utilized direct mail marketing, our internet site and our customer service call center to extend our lending activities to other attractive geographic locations. Currently, in addition to Ohio and Florida, we are actively lending in 19 other states and the District of Columbia, and as a result of that activity, the concentration ratios of the combined total of our residential, Core and construction loans held for investment in Ohio and Florida have trended downward from their September 30, 2010 levels when the concentrations were 79.1% in Ohio and 19.0% in Florida. Of the total first mortgage originations for the years ended September 30, 2018 and 2017, 28.4% and 34.7%, respectively, are secured by properties in states other than Ohio or Florida.
Our residential Home Today loans are another area of credit risk concern. Although we no longer originate loans under this program and the principal balance in these loans had declined to $94.9 million at September 30, 2018 and constituted only 0.7% of our total “held for investment” loan portfolio balance, they comprised 18.6% and 20.2% of our 90 days or greater delinquencies and our total delinquencies, respectively, at that date. At September 30, 2018, approximately 95.4% and 4.4% of our residential Home Today loans were secured by properties in Ohio and Florida, respectively. At September 30, 2018, the percentages of those loans delinquent 30 days or more in Ohio and Florida were 9.1% and 3.1%, respectively. The disparity between the portfolio composition ratio and delinquency composition ratio reflects the nature of the Home Today loans. We do not offer, and have not offered, loan products frequently considered to be designed to target sub-prime borrowers containing features such as higher fees or higher rates, negative amortization, or low initial payment features with adjustable interest rates. Our Home Today loans, the majority of which were entered into with borrowers that had credit profiles that would not have otherwise qualified for our loan products due to deficient credit scores, generally contained the same features as loans offered to our Core borrowers. The overriding objective of our Home Today lending, just as it is with our Core lending, was the creation of successful homeowners. We have attempted to manage our Home Today credit risk by requiring that borrowers attend pre- and post-borrowing financial management education and counseling and that the borrowers be referred to us by a sponsoring organization with which we have partnered. Further, to manage the credit aspect of these loans, inasmuch as the majority of these buyers did not have sufficient funds for required down payments, many loans included private mortgage insurance. At September 30, 2018, 17.8% of Home Today loans included private mortgage insurance coverage. From a peak recorded investment of $306.6 million at December 31, 2007, the total recorded investment of the Home Today portfolio has declined to $94.7 million at September 30, 2018. Since the vast majority of Home Today loans were originated prior to March 2009 and we are no longer originating loans under our Home Today program, the Home Today portfolio will continue to decline in balance due to contractual amortization. To supplant the Home Today product and to continue to meet the credit needs of our customers and the communities that we serve, we have offered Fannie Mae eligible, HomeReady loans since fiscal 2016. These loans are originated in accordance with Fannie Mae's underwriting standards. While we retain the servicing rights related to these loans, the loans, along with the credit risk associated therewith, are securitized/sold to Fannie Mae.
Maintaining Access to Adequate Liquidity and Diverse Funding Sources. For most insured depositories, customer and community confidence are critical to their ability to maintain access to adequate liquidity and to conduct business in an orderly manner. We believe that a well capitalized institution is one of the most important factors in nurturing customer and community confidence. Accordingly, we have managed the pace of our growth in a manner that reflects our emphasis on high capital levels. At September 30, 2018, the Association’s ratio of Tier 1 (leverage) capital to net average assets (a basic industry measure that deems 5.00% or above to represent a “well capitalized” status) was 10.87%. The Association's current Tier 1 (leverage) capital ratio is lower than its ratio at September 30, 2017, which was 11.16%, due primarily to an $85 million cash dividend payment that the Association made to the Company, its sole shareholder, in December 2017 that reduced the Association's Tier 1 (leverage) capital ratio. Because of its intercompany nature, this dividend payment did not impact the Company's consolidated capital ratios which are reported in the Liquidity and Capital Resources section of this Item 7. We expect to continue to remain a well capitalized institution.
In managing its level of liquidity, the Company monitors available funding sources, which include attracting new deposits (including brokered CDs), borrowing from others, the conversion of assets to cash and the generation of funds through profitable operations. The Company has traditionally relied on retail deposits as its primary means in meeting its funding needs. At September 30, 2018, deposits totaled $8.49 billion (including $670.1 million of brokered CDs), while borrowings totaled $3.72 billion and borrowers’ advances and servicing escrows totaled $134.5 million, combined. In evaluating funding sources, we consider many factors, including cost, collateral, duration and optionality, current availability, expected sustainability, impact on operations and capital levels.
To attract deposits, we offer our customers attractive rates of return on our deposit products. Our deposit products typically offer rates that are highly competitive with the rates on similar products offered by other financial institutions. We intend to continue this practice, subject to market conditions.
We preserve the availability of alternative funding sources through various mechanisms. First, by maintaining high capital levels, we retain the flexibility to increase our balance sheet size without jeopardizing our capital adequacy. Effectively, this permits us to increase the rates that we offer on our deposit products thereby attracting more potential customers. Second, we pledge available real estate mortgage loans and investment securities with the FHLB of Cincinnati and the FRB-Cleveland. At September 30, 2018, these collateral pledge support arrangements provide the Association with the ability to immediately borrow an additional $129.0 million from the FHLB of Cincinnati and $55.6 million from the FRB-Cleveland Discount Window. From the perspective of collateral value securing FHLB of Cincinnati advances, our capacity limit for additional borrowings beyond the outstanding balance at September 30, 2018 was $4.78 billion, subject to satisfaction of the FHLB of Cincinnati common stock ownership requirement. To satisfy the common stock ownership requirement for the maximum limit of borrowing we would need to increase our ownership of FHLB of Cincinnati common stock by an additional $95.5 million. Third, we invest in high quality marketable securities that exhibit limited market price variability, and to the extent that they are not needed as collateral for borrowings, can be sold in the institutional market and converted to cash. At September 30, 2018, our investment securities portfolio totaled $532.0 million. Finally, cash flows from operating activities have been a regular source of funds. During the fiscal years ended September 30, 2018 and 2017, cash flows from operations totaled $147.0 million and $108.7 million, respectively.
Fannie Mae, historically the Association’s primary loan investor, implemented, effective July 2010, certain loan origination requirement changes affecting loan eligibility that we chose not to adopt until fiscal 2013. Since then, first mortgage loans (primarily fixed-rate, mortgage refinances with terms of 15 years or more and HARP II, and more recently HomeReady, loans) that are originated under the revised procedures are eligible for sale to Fannie Mae either as whole loans or within mortgage-backed securities. We expect that certain loan types (i.e. our Smart Rate adjustable-rate loans, purchase fixed-rate loans and 10-year fixed-rate loans) will continue to be originated under our legacy procedures. For loans that are not originated under the revised (Fannie Mae) procedures, the Association’s ability to sell these loan sales is limited to those loans that have established payment histories, strong borrower credit profiles and are supported by adequate collateral values that meet the requirements of the FHLB's Mortgage Purchase Program or of private third-party investors. We have completed non-agency eligible, whole loan sales, all on a servicing retained basis, of both fixed-rate and Smart Rate loans, demonstrating that with adequate lead time, the majority of our residential first mortgage loan portfolio could be available for liquidity management purposes. At September 30, 2018, $0.7 million of agency eligible, long-term, fixed-rate first mortgage loans were classified as “held for sale”. During the fiscal year ended September 30, 2018, $1.5 million of agency-compliant HARP II loans and $121.2 million of long-term, fixed-rate, agency-compliant, non-HARP II first mortgage loans were sold to Fannie Mae. In addition to the loan sales to Fannie Mae, during the fiscal year ended September 30, 2018, $277.4 million of long-term, fixed-rate residential real estate mortgage loans were sold to a private investor.
Overall, while customer and community confidence can never be assured, the Company believes that our liquidity is adequate and that we have adequate access to alternative funding sources.
Monitoring and Controlling Operating Expenses. We continue to focus on managing operating expenses. Our ratio of non-interest expense to average assets was 1.39% for the fiscal year ended September 30, 2018 and 1.37% for the fiscal year ended September 30, 2017. As of September 30, 2018, our average assets per full-time employee and our average deposits per full-time employee were $13.8 million and $8.3 million, respectively. We believe that each of these measures compares favorably with industry averages. Our relatively high average deposits (exclusive of brokered CDs) held at our branch offices ($205.8 million per branch office as of September 30, 2018) contributes to our expense management efforts by limiting the overhead costs of serving our deposit customers. We will continue our efforts to control operating expenses as we grow our business.
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
Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. The amount of the allowance is based on significant estimates and the ultimate losses may vary from such estimates as more information becomes available or conditions change. The methodology for determining the allowance for loan losses is considered a critical accounting policy by management due to the high degree of judgment involved, the subjectivity of the assumptions used and the potential for changes in the economic environment that could result in changes to the amount of the recorded allowance for loan losses. At September 30, 2018, the allowance for loan losses was $42.4 million or 0.33% of total loans. An increase or decrease of 10% in the allowance at September 30, 2018 would result in a $4.2 million charge or credit, respectively, to income before income taxes.

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
The evaluation is comprised of a specific component and a general component. The specific component relates to loans that are delinquent or otherwise identified as a problem loan through the application of our loan review process and our loan grading system. All such loans are evaluated individually, with principal consideration given to the value of the collateral securing the loan. The general component of the evaluation is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. We also analyze historical loss experience, delinquency trends, general economic conditions and geographic concentrations. Quantitative loss factors used in determining an appropriate allowance level are supplemented by more qualitative factors that impact potential losses. Qualitative factors include various market conditions, such as collateral values and unemployment rates. This analysis establishes factors that are applied to the loan groups to determine the amount of the general component of the allowance for loan losses.
Actual loan losses may be significantly more than the allowances we have established, which would have a material adverse effect on our financial results.
Income Taxes. We consider accounting for income taxes a critical accounting policy due to the subjective nature of certain estimates that are involved in the calculation. We use the asset/liability method of accounting for income taxes in which deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. We must assess the realization of the deferred tax asset and, to the extent that we believe that recovery is not likely, a valuation allowance is established. Adjustments to increase or decrease existing valuation allowances, if any, are charged or credited, respectively, to income tax expense. At September 30, 2018, no valuation allowances were outstanding. Even though we have determined a valuation allowance is not required for deferred tax assets at September 30, 2018, there is no guarantee that those assets will be recognizable in the future.
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
Comparison of Financial Condition at September 30, 2018 and 2017
Total assets increased $444.8 million, or 3%, to $14.14 billion at September 30, 2018 from $13.69 billion at September 30, 2017. This increase was primarily the result of increases in the balances of loans held for investment and, to a lesser extent, bank owned life insurance contracts and FHLB stock, partially offset by a decrease in other assets.
Cash and cash equivalents increased $1.6 million, or 1%, to $269.8 million at September 30, 2018 from $268.2 million at September 30, 2017, as we held cash to maintain the level of liquidity described in the Liquidity and Capital Resources section of the Overview.
Investment securities decreased $5.5 million, or 1%, to $532.0 million at September 30, 2018 from $537.5 million at September 30, 2017. Investment securities decreased as the combination of $139.8 million in principal paydowns, $4.5 million of net acquisition premium amortization and $12.8 million in net unrealized losses that occurred in the mortgage-backed securities portfolio exceeded purchases of $151.6 million during the fiscal year ended September 30, 2018. There were no sales of investment securities during the fiscal year ended September 30, 2018.
Loans held for investment, net, increased $452.0 million, or 4%, to $12.87 billion at September 30, 2018 from $12.42 billion at September 30, 2017. Residential mortgage loans increased $170.6 million, or 2%, to $11.03 billion at September 30, 2018 from $10.86 billion at September 30, 2017 as new originations exceeded the combination of principal repayments, loan sales and gross charge-offs. The increase in residential mortgage loans reflected the negative impact of $2.3 million in gross charge-offs during the year ended September 30, 2018. During the year ended September 30, 2018, $1.13 billion of three- and five-year “SmartRate” loans were originated while $1.18 billion of 10-, 15-, and 30-year fixed-rate first mortgage loans were originated. During the year ended September 30, 2018, the total fixed-rate portion of our first mortgage loan portfolio decreased $179.1 million and was comprised of a decrease of $237.3 million in the balance of fixed-rate loans with original terms of 10 years or less, and an increase of $58.1 million in the balance of fixed-rate loans with original terms greater than 10 years. During the fiscal year ended September 30, 2018, we completed $400.1 million in loan sales, which included $1.5 million of agency-compliant HARP II loans and $121.2 million of long-term, fixed-rate, agency-compliant, non-HARP II first mortgage loans to Fannie Mae, and $277.4 million of long-term, fixed-rate residential real estate mortgage loans sold to a private investor. In addition, during the fiscal year ended September 30, 2018, $45.6 million of adjustable-rate mortgage loans, originated and serviced by the Association and sold in a prior year, were repurchased from an investor exiting the mortgage banking business.
Augmenting the increase in residential mortgage loans was a $266.6 million, or 17%, increase in the balance of home equity loans and lines of credit during the current year as new originations and additional draws on existing accounts exceeded repayments and charge-offs. This increase continues the trend of focus on the origination of home equity loans and lines of credit. Originations for home equity loans, lines of credit and bridge loans were $1.51 billion for the year ended September 30, 2018 and $1.00 billion for the year ended September 30, 2017. At September 30, 2018, the recorded investment related to home equity lines of credit originated subsequent to March 2012, totaled $1.3 billion. At September 30, 2018, pending commitments to extend new home equity lines of credit totaled $93.8 million. Refer to the Controlling Our Interest Rate Risk Exposure section of the Overview for additional information.
The allowance for loan losses decreased $6.5 million, or 13%, to $42.4 million at September 30, 2018 from $48.9 million at September 30, 2017, primarily reflecting improved credit metrics, including reduced exposure to the amount of home equity lines of credit coming to the end of draw period, lower gross charge-offs and continued low levels of loan delinquencies. Refer to Note 4. Loans and Allowance for Loan Losses for additional discussion.
Deposits increased $340.0 million, or 4%, to $8.49 billion at September 30, 2018 from $8.15 billion at September 30, 2017. The increase in deposits was the result of a $629.0 million increase in our CDs, partially offset by a $231.1 million decrease in our high-yield savings accounts (a subcategory of our savings accounts) and a $69.4 million decrease in our high-yield checking accounts (a subcategory of our checking accounts) during the fiscal year ended September 30, 2018. Included in deposits is our new Money Market Account, introduced in July 2018 and currently only offered in Florida, with a balance of $22.0 million at September 30, 2018. The change in CDs is attributed to a $579.8 million net increase in the balance of CDs generated through our retail operations, and a $49.3 million increase (net of premium and maturities) in brokered CDs acquired during the current fiscal year which had original terms of 36 to 51 months. The balance of CDs at September 30, 2018 included $670.1 million in brokered CDs.
Borrowed funds, all from the FHLB of Cincinnati, increased $50.3 million, or 1%, to $3.72 billion at September 30, 2018 from $3.67 billion at September 30, 2017. This increase reflects an additional $225.0 million of new, short-term advances hedged by interest rate swaps with original terms of five years, combined with a $90.0 million increase in the balance of other short-term advances and partially offset by other principal repayments, as a combination of loan growth, share repurchases and dividend payments led to increased cash demands. Total borrowed funds at September 30, 2018 consisted of short-term advances of $1.20 billion, long-term advances of $792.0 million with a remaining weighted average maturity of approximately 1.1 years and short-term advances of $1.73 billion aligned with interest rate swap contracts with a remaining weighted average effective maturity of approximately 3.3 years. Interest rate swaps were used during the current fiscal year to extend the duration of short-term borrowings to approximately five years at inception by paying a fixed rate of interest and receiving the variable rate. Refer to the Extending the Duration of Funding Sources section of the Overview for additional discussion regarding short-term borrowings and interest-rate exchange contracts.
Shareholders’ equity increased $68.4 million, or 4%, to $1.76 billion at September 30, 2018 from $1.69 billion at September 30, 2017. This net increase primarily reflected $85.4 million of net income, the positive impact related to awards under the stock-based compensation plan, the allocation of shares held by the ESOP and the increase in other comprehensive income, partially offset by $19.7 million of repurchases of outstanding common stock and $37.6 million of dividend payments. Refer to Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for additional details regarding the repurchase of shares of common stock and the payment of dividends. As a result of July 11, 2018 and July 19, 2017 mutual member votes, Third Federal Savings, MHC, the mutual holding company that owns 81% of the outstanding stock of the Company, waived the receipt of its share of the dividends paid.

Analysis of Net Interest Income
Net interest income represents the difference between the income we earn on our interest-earning assets and the expense we pay on our interest-bearing liabilities. Net interest income depends on the volume of interest-earning assets and interest-bearing liabilities and the rates earned on such assets and the rates paid on such liabilities.

Average balances and yields. The following table sets forth average balances, average yields and costs, and certain other information at and for the fiscal years indicated. No tax-equivalent yield adjustments were made, as the effect thereof was not material. Average balances are derived from daily average balances. Non-accrual loans are included in the computation of average balances, but are reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense.

	For the Fiscal Years Ended September 30,
	2018			2017			2016
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash equivalents	$228,041	$3,704	1.62%	$214,465	$1,961	0.91%	$143,079	$641	0.45%
Investment securities	1,125	27	2.40%	—	—	—%	162	2	1.23%
Mortgage-backed securities	539,564	11,107	2.06%	526,610	9,041	1.72%	555,996	9,388	1.69%
Loans(1)	12,619,496	422,953	3.35%	12,104,277	394,447	3.26%	11,380,798	375,624	3.30%
Federal Home Loan Bank stock	92,533	5,254	5.68%	81,105	3,546	4.37%	69,658	2,786	4.00%
Total interest-earning assets	13,480,759	443,045	3.29%	12,926,457	408,995	3.16%	12,149,693	388,441	3.20%
Non-interest-earning assets	370,570			358,213			337,083
Total assets	$13,851,329			$13,284,670			$12,486,776
Interest-bearing liabilities:
Checking accounts	$947,728	1,406	0.15%	$992,042	918	0.09%	$990,592	1,289	0.13%
Savings accounts	1,364,410	3,466	0.25%	1,514,275	2,093	0.14%	1,563,448	2,811	0.18%
Certificates of deposit	5,989,453	97,383	1.63%	5,672,212	84,410	1.49%	5,756,861	85,900	1.49%
Borrowed funds	3,632,255	59,849	1.65%	3,231,709	42,678	1.32%	2,284,881	28,026	1.23%
Total interest-bearing liabilities	11,933,846	162,104	1.36%	11,410,238	130,099	1.14%	10,595,782	118,026	1.11%
Non-interest-bearing liabilities	178,373			190,873			187,417
Total liabilities	12,112,219			11,601,111			10,783,199
Shareholders’ equity	1,739,110			1,683,559			1,703,577
Total liabilities and shareholders’ equity	$13,851,329			$13,284,670			$12,486,776
Net interest income		$280,941			$278,896			$270,415
Interest rate spread(2)			1.93%			2.02%			2.09%
Net interest-earning assets(3)	$1,546,913			$1,516,219			$1,553,911
Net interest margin(4)		2.08%			2.16%			2.23%
Average interest-earning assets to average interest-bearing liabilities	112.96%			113.29%			114.67%
(1) Loans include both mortgage loans held for sale and loans held for investment.

(2)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by total interest-earning assets.

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

	For the Fiscal Years Ended September 30, 2018 vs. 2017			For the Fiscal Years Ended September 30, 2017 vs. 2016
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
Interest-earning cash equivalents	$132	$1,611	$1,743	$428	$892	$1,320
Investment securities	27	—	27	(1)	(1)	(2)
Mortgage-backed securities	227	1,839	2,066	(503)	156	(347)
Loans	17,076	11,430	28,506	23,627	(4,804)	18,823
Federal Home Loan Bank stock	548	1,160	1,708	486	274	760
Total interest-earning assets	18,010	16,040	34,050	24,037	(3,483)	20,554
Interest-bearing liabilities:
Checking accounts	(43)	531	488	2	(373)	(371)
Passbook savings	(225)	1,598	1,373	(86)	(632)	(718)
Certificates of deposit	4,885	8,088	12,973	(1,260)	(230)	(1,490)
Borrowed funds	5,727	11,444	17,171	12,365	2,287	14,652
Total interest-bearing liabilities	10,344	21,661	32,005	11,021	1,052	12,073
Net change in net interest income	$7,666	$(5,621)	$2,045	$13,016	$(4,535)	$8,481
Comparison of Operating Results for the Fiscal Years Ended September 30, 2018 and 2017
General. Net income decreased $3.5 million, or 4%, to $85.4 million for the fiscal year ended September 30, 2018 compared to $88.9 million for the fiscal year ended September 30, 2017. This change was attributed to a $6.0 million decrease in the credit for loan losses and an increase of $9.9 million in non-interest expenses, partially offset by a lower effective tax rate, a $2.0 million increase in net interest income, and a $1.7 million increase in non-interest income.
Interest and Dividend Income. Total interest and dividend income increased $34.0 million, or 8%, to $443.0 million for the fiscal year ended September 30, 2018 compared to $409.0 million for the prior fiscal year. The increase in interest and dividend income resulted primarily from an increase in interest income from loans combined with increases in interest income from investment securities available for sale, other interest-earning cash equivalents and FHLB stock.
Interest income on loans increased $28.6 million, or 7%, to $423.0 million compared to $394.4 million for the prior fiscal year. This increase was attributed to a combination of a $515.2 million increase in the average balance of loans to $12.62 billion in the current fiscal year compared to $12.10 billion during the prior fiscal year, as new loan production exceeded repayments and loan sales, and a nine basis point increase in the average yield on loans to 3.35% from 3.26%. Recent market interest rate increases have positively impacted our loan yields, particularly home equity lending products that feature interest rates that reset based on the prime rate. During the fiscal year ended September 30, 2018, loan sales totaled $400.1 million while during the fiscal year ended September 30, 2017, loan sales totaled $249.4 million.
Interest income on other interest-earning assets also benefited from market interest rate increases. Interest income on interest-earning cash equivalents increased $1.7 million, or 85%, to $3.7 million compared to $2.0 million for the prior fiscal year. Interest income on investment securities increased $2.1 million, or 23%, to $11.1 million compared to $9.0 million for the prior fiscal year. As a result of the additional required investment in FHLB stock and an increase in the dividend yield, dividend income on FHLB stock increased $1.8 million, or 51%, to $5.3 million compared to $3.5 million during the prior fiscal year.

Interest Expense. Interest expense increased $32.0 million, or 25%, to $162.1 million for the fiscal year ended September 30, 2018 from $130.1 million for the 2017 fiscal year. The change was attributed to a $17.1 million increase in interest expense on borrowed funds as well as a $14.9 million increase in interest expense on deposits.
Interest expense on borrowed funds increased $17.1 million, or 40%, to $59.8 million compared to $42.7 million for fiscal 2017. The increase was attributed to a 33 basis point increase in the average rate paid for these funds, to 1.65% from 1.32% during fiscal 2017, combined with the impact of a $400.5 million, or 12%, increase in the average balance of borrowed funds to $3.63 billion during the current fiscal year from $3.23 billion during fiscal 2017. The increase in the average balance of borrowed funds was used, along with an increase in deposits, to fund our balance sheet growth and our capital management activities, including share repurchases and dividend payments. The increases in borrowed funds were in overnight and short-term advances with initial effective durations of approximately five years as a result of interest rate swaps. Refer to the Extending the Duration of Funding Sources section of the Overview and Comparison of Financial Condition for further discussion.
Interest expense on CDs increased $13.0 million, or 15%, to $97.4 million compared to $84.4 million for fiscal 2017. The change was attributed to a $317.2 million, or 6%, increase in the average balance of CDs to $5.99 billion from $5.67 billion, as well as an increase in the average rate paid for CDs to 1.63% during fiscal 2018 from 1.49% during the prior year. Rates were adjusted on deposits in response to changes in general market rates as well as to changes in the rates paid by our competition.
Net Interest Income. Net interest income increased $2.0 million, or 1%, to $280.9 million for the fiscal year ended September 30, 2018 compared to $278.9 million for the prior fiscal year. Average interest-earning assets increased during the current fiscal year by $554.3 million, or 4%, when compared to the prior fiscal year. The increase in average assets was attributed primarily to the growth of our loan portfolio and, to a lesser extent, an increase in other interest-earning cash equivalents, FHLB stock and mortgage-backed securities. There was a 13 basis point increase in the yield on interest-earning assets to 3.29% from 3.16%. There was a 22 basis point increase in the cost of interest-bearing liabilities to 1.36% from 1.14%. Our interest rate spread decreased nine basis points to 1.93% compared to 2.02% for the prior fiscal year. Our net interest margin was 2.08% for the current fiscal year and 2.16% for the prior fiscal year. Our interest rate spread and net interest margin narrowed as our asset yields did not increase at the same pace as our overall funding costs, as we extended the effective duration of funding sources.
Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level we consider necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. In determining the level of the allowance for loan losses, we consider past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of non-performing and other classified loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or conditions change. We assess the adequacy of the allowance for loan losses on a quarterly basis and make provisions for loan losses in order to maintain the adequacy of the allowance as described in the next paragraph. Recently, improving regional employment levels, stabilization in residential real estate values in many markets, recovering capital and credit markets, and upturns in consumer confidence have resulted in better credit metrics for us. Refer to Critical Accounting Policies - Allowance for Loan Losses section of the Overview for further discussion.
Based on our evaluation, we recorded a credit for loan losses of $11.0 million for the fiscal year ended September 30, 2018 and a credit of $17.0 million for the fiscal year ended September 30, 2017. The current credit for loan losses reflects reduced levels of loan delinquencies and charge-offs, but we continue to assess the relative values of residential properties in comparison to their cyclical peaks as well as the uncertainty that persists in the current economic environment, which continues to challenge many of our loan customers. As delinquencies in the portfolio have been resolved through pay-off, short sale or foreclosure, or management determines the collateral is not sufficient to satisfy the loan, uncollected balances have been charged against the allowance for loan losses previously provided. We recorded net recoveries of $4.5 million during fiscal year 2018 as compared to net recoveries of $4.2 million during the fiscal year ended September 30, 2017. Net recoveries combined with the $11.0 million credit for loan losses recorded for the current fiscal year was the basis for the decrease in the balance of the allowance for loan losses. The allowance for loan losses was $42.4 million, or 0.33% of the total recorded investment in loans receivable, at September 30, 2018, compared to $48.9 million, or 0.39% of the total recorded investment in loans receivable, at September 30, 2017. Balances of recorded investments are net of deferred fees/expenses and any applicable loans-in-process.
The total recorded investment in non-accrual loans decreased $1.3 million during the fiscal year ended September 30, 2018 compared to a $10.9 million decrease during the fiscal year ended September 30, 2017.

The recorded investment in non-accrual loans in our residential Core portfolio decreased $2.2 million, or 5%, during the current fiscal year, to $41.6 million at September 30, 2018, compared to a $7.5 million decrease during the fiscal year ended September 30, 2017. At September 30, 2018, the recorded investment in our Core portfolio was $10.95 billion, compared to $10.76 billion at September 30, 2017. During the current fiscal year, Core portfolio net recoveries were $1.6 million, as compared to net recoveries of $2.4 million during the fiscal year ended September 30, 2017. The $41.6 million balance in Core portfolio non-accrual loans at September 30, 2018 includes $28.2 million in TDRs which are current but included with non-accrual loans for a minimum period of six months from their restructuring date.
The recorded investment in non-accrual loans in our residential Home Today portfolio decreased $3.5 million, or 19% during the current fiscal year, to $14.6 million at September 30, 2018 compared to a $1.3 million decrease during the fiscal year ended September 30, 2017. At September 30, 2018, the recorded investment in our Home Today portfolio was $94.7 million, compared to $107.7 million at September 30, 2017. During the current fiscal year, Home Today net recoveries were $0.6 million as compared to net charge-offs of $1.0 million during the fiscal year ended September 30, 2017. The $14.6 million balance in Home Today non-accrual loans at September 30, 2018 includes $10.1 million in TDRs which are current but included with non-accrual loans for a minimum period of six months from their restructuring date.
The recorded investment in non-accrual home equity loans and lines of credit increased $4.3 million, or 25%, during the current fiscal year, to $21.5 million at September 30, 2018 compared to a $2.0 million decrease during the fiscal year ended September 30, 2017. The recorded investment in our home equity loans and lines of credit portfolio at September 30, 2018 was $1.84 billion, compared to $1.57 billion at September 30, 2017. During the current fiscal year, home equity loans and lines of credit net recoveries were $2.2 million as compared to net recoveries of $2.7 million during the fiscal year ended September 30, 2017. We believe that non-performing home equity loans and lines of credit, on a relative basis, represent a higher level of credit risk than Core loans as these home equity loans and lines of credit generally hold subordinated lien positions. The seriously delinquent balances of home equity loans and lines of credit were $5.9 million, or less than 1%, of the home equity loans and lines of credit portfolio at September 30, 2018 compared to $5.4 million, or less than 1%, at September 30, 2017.
At September 30, 2018 and 2017, we believe we had recorded an allowance for loan losses that provides for all losses that are both probable and reasonable to estimate at September 30, 2018 and 2017, respectively.
Refer to Lending Activities in Item 1. Business for additional discussion and disclosure related to our provisions for loan losses.
Non-Interest Income. Non-interest income increased $1.7 million, or 9%, to $21.5 million during the fiscal year ended September 30, 2018 compared to $19.8 million for the prior fiscal year, mainly as a result of an increase in the gain on sale of loans during the current fiscal year. Gains on the sales of loans in the current fiscal year increased $1.2 million, primarily due to a higher level of loan sales during the current period. Loan sales of $400.1 million were completed during the current fiscal year as compared to $249.4 million during the fiscal year ending September 30, 2017. The current fiscal year included a bulk sale of $277.4 million of fixed-rate loans to a private investor.
Non-Interest Expense. Non-interest expense increased $9.9 million, or 5%, to $192.3 million during the fiscal year ended September 30, 2018 compared to $182.4 million for fiscal 2017. The net increase resulted primarily from a combination of increases in compensation expense, office property and equipment and other operating expenses, partially offset by lower real estate owned expenses. The majority of the $6.7 million increase in compensation expense was a result of the celebration of our 80th anniversary in May, 2018, which included events in Ohio and Florida, as well as an after-tax bonus of $2,080 to all associates. The bonus also included a portion attributable to the sharing of the Company's savings from the December 2017 corporate tax reform. The $2.4 million increase in office property and equipment is mainly due to the continued improvement and investment of technology throughout the Company. Other operating expenses increased $1.4 million, which consisted of expenses related to the 80th anniversary event as well as further investment in community development, partially offset by a decline in legal and professional services. The $0.8 million decrease in real estate owned expenses (which includes associated legal and maintenance expenses as well as gains (losses) on the disposal of properties) was driven in part by the decrease in real estate owned assets since September 30, 2017.
Income Tax Expense. The provision for income taxes was $35.8 million for the fiscal year ended September 30, 2018 compared to $44.5 million for the fiscal year ended September 30, 2017. The provision for fiscal year 2018 included $33.9 million of federal income tax provision and $1.9 million of state income tax provision. The provision for fiscal year ended September 30, 2017 included $43.4 million of federal income tax provision and $1.1 million of state income tax provision. The increase in state income tax between the current and prior fiscal years reflects the growth in our expansion states. Our federal effective tax rate decreased to 28.4% during fiscal 2018 from 32.8% during fiscal year 2017. As a result of the passing of the Tax Cuts and Jobs Act on December 22, 2017, the federal income tax rate and structure changed. The Act includes a number of changes in existing law impacting businesses including a permanent reduction in the maximum corporate income tax rate from

35% to 21%. The rate reduction took effect on January 1, 2018, however, as a September 30 fiscal year end entity, the Company was required to use a blended maximum rate of approximately 24.5% for the entire 2018 fiscal year. In addition, due to the tax rate reduction, net deferred tax assets were revalued, resulting in a reduction in the value of the net deferred tax asset and the recording of approximately $6.6 million of additional income tax expense during the fiscal year September 30, 2018. Our federal effective income tax rate in the current year is higher than the federal statutory rate because of the additional income tax expense from revalued deferred tax assets due to the passage of the Tax Cuts and Jobs Act discussed above, and partially offset by our ownership of bank-owned life insurance contracts. Non-taxable income on bank owned insurance contracts was $6.2 million during fiscal 2018 and $6.4 million during fiscal 2017.
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
Interest and Dividend Income. Total interest income increased $20.6 million, or 5%, to $409.0 million for the fiscal year ended September 30, 2017 compared to $388.4 million for the 2016 fiscal year. The increase in interest income resulted primarily from an increase in interest income from loans combined with increases in interest income from other interest-earning cash equivalents, and to a lesser extent, FHLB stock, partially offset by a decrease in interest income from investment securities available for sale.
Interest income on loans increased $18.8 million, or 5%, to $394.4 million compared to $375.6 million for the 2016 fiscal year. This increase was attributed to a $723.5 million increase in the average balance of loans to $12.10 billion in the 2017 fiscal year compared to $11.38 billion during the 2016 fiscal year as new loan production exceeded repayments and loan sales. The impact from the increase in the average balance of loans was partially offset by a four basis point decrease in the average yield on loans to 3.26% from 3.30% as historically low interest rates have kept the level of refinance activity relatively high resulting in new originations at lower rates compared to the rest of our portfolio. Additionally, both our “Smart Rate” adjustable-rate first mortgage loan and our 10-year, fixed-rate first mortgage loan originations for the fiscal year ended September 30, 2017, were originated at interest rates below rates offered on our traditional 15- and 30-year fixed-rate products and contributed to the lower average yield. During the fiscal year ended September 30, 2017, loan sales totaled $249.4 million while during the fiscal year ended September 30, 2016, loan sales totaled $200.3 million.
Interest income on interest-earning cash equivalents increased $1.4 million, or 233%, to $2.0 million compared to $0.6 million for the 2016 fiscal year. As a result of the additional required investment in FHLB stock and an increase in the dividend yield, dividend income on FHLB stock increased $0.7 million, or 25%, to $3.5 million compared to $2.8 million during the 2016 fiscal year.
Interest Expense. Interest expense increased $12.1 million, or 10%, to $130.1 million for the fiscal year ended September 30, 2017 from $118.0 million for the 2016 fiscal year. The change resulted primarily from a $14.7 million increase in interest expense on borrowed funds partially offset by modest decreases in interest expense on checking accounts, savings accounts and CDs.
Interest expense on CDs decreased $1.5 million, or 2%, to $84.4 million compared to $85.9 million for fiscal 2016. The change was attributed to an $84.7 million, or 1%, decrease in the average balance of CDs to $5.67 billion from $5.76 billion, as the average rate we paid on CDs was 1.49% for both years. To optimally manage our funding costs during the 2017 fiscal year, many maturing, higher rate CDs that were not renewed were replaced with with longer-term brokered CDs or lower rate borrowed funds.
Interest expense on borrowed funds increased $14.7 million, or 53%, to $42.7 million compared to $28.0 million for fiscal 2016. The increase was attributed to a nine basis point increase in the average rate paid for these funds, to 1.32% from 1.23% during fiscal 2016, combined with the impact of a $946.8 million, or 41%, increase in the average balance of borrowed funds to $3.23 billion during the 2017 fiscal year from $2.28 billion during fiscal 2016. The increase in the average balance of borrowed funds was used to fund our balance sheet growth and our capital management activities, including share repurchases and dividend payments. The increases in borrowed funds were in overnight and short-term advances and longer-term advances with initial effective durations of approximately five years as hedged by interest rate swaps. Refer to the Extending the Duration of Funding Sources section of the Overview and Comparison of Financial Condition for further discussion.
Net Interest Income. Net interest income increased $8.5 million, or 3%, to $278.9 million for the fiscal year ended September 30, 2017 compared to $270.4 million for the 2016 fiscal year. Average interest-earning assets increased during the

2017 fiscal year by $776.8 million, or 6%, when compared to the 2016 fiscal year. The increase in average assets was attributed primarily to the growth of our loan portfolio and to a lesser extent other interest-earning cash equivalents and FHLB stock, partially offset by a decrease in mortgage-backed securities. Partially offsetting the increase in average interest earning assets was a four basis point decrease in the yield on those assets to 3.16% from 3.20%. Our interest rate spread decreased seven basis points to 2.02% compared to 2.09% for the 2016 fiscal year. Our net interest margin was 2.16% for the 2017 fiscal year and 2.23% for the 2016 fiscal year. Our interest rate spread and net interest margin narrowed as our asset yields decreased while our overall funding costs increased as we extended the effective duration of our borrowed funds through the use of interest rate swaps.
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
Based on our evaluation, we recorded a credit for loan losses of $17.0 million for the fiscal year ended September 30, 2017 and a credit of $8.0 million for the fiscal year ended September 30, 2016. The current credit for loan losses reflects reduced levels of loan delinquencies and net charge-offs, but we continue our awareness of the relative values of residential properties in comparison to their cyclical peaks as well as the uncertainty that persists in the current economic environment, which continues to challenge many of our loan customers. As delinquencies in the portfolio have been resolved through pay-off, short sale or foreclosure, or management determines the collateral is not sufficient to satisfy the loan, uncollected balances have been charged against the allowance for loan losses previously provided. The level of net charge-offs decreased during fiscal year 2017 to $4.2 million of net recoveries as compared to $1.8 million of net charge-offs during the fiscal year ended September 30, 2016. Net recoveries combined with the $17.0 million credit for loan losses recorded for the 2017 fiscal year resulted in a decrease in the balance of the allowance for loan losses. Net charge-offs of $1.8 million and a credit for loan losses of $8.0 million were recorded for the fiscal year ended September 30, 2016. The allowance for loan losses was $48.9 million, or 0.39% of the total recorded investment in loans receivable, at September 30, 2017, compared to $61.8 million, or 0.52% of the total recorded investment in loans receivable, at September 30, 2016. Balances of recorded investments are net of deferred fees/expenses and any applicable loans-in-process.
The total recorded investment in non-accrual loans decreased $10.9 million during the fiscal year ended September 30, 2017 compared to a $16.8 million decrease during the fiscal year ended September 30, 2016.
The recorded investment in non-accrual loans in our residential Core portfolio decreased $7.5 million, or 15%, during the 2017 fiscal year, to $43.8 million at September 30, 2017, compared to an $11.0 million decrease during the fiscal year ended September 30, 2016. At September 30, 2017, the recorded investment in our Core portfolio was $10.76 billion, compared to $10.08 billion at September 30, 2016. During the 2017 fiscal year, Core portfolio net recoveries were $2.4 million, as compared to net charge-offs of $0.6 million during the fiscal year ended September 30, 2016. The $43.8 million balance in Core portfolio non-accrual loans at September 30, 2017 includes $27.4 million in TDRs which are current but included with non-accrual loans for a minimum period of six months from their restructuring date.
The recorded investment in non-accrual loans in our residential Home Today portfolio decreased $1.3 million, or 7% during the 2017 fiscal year, to $18.1 million at September 30, 2017 compared to a $3.1 million decrease during the fiscal year ended September 30, 2016. At September 30, 2017, the recorded investment in our Home Today portfolio was $107.7 million, compared to $120.4 million at September 30, 2016. During the 2017 fiscal year, Home Today net charge-offs were $1.0 million as compared to net charge-offs of $1.3 million during the fiscal year ended September 30, 2016. The $18.1 million balance in Home Today non-accrual loans includes $10.3 million in TDRs which are current but included with non-accrual loans for a minimum period of six months from their restructuring date.
The recorded investment in non-accrual home equity loans and lines of credit decreased $2.0 million, or 11%, during the 2017 fiscal year, to $17.2 million at September 30, 2017 compared to a $2.3 million decrease during the fiscal year ended September 30, 2016. The recorded investment in our home equity loans and lines of credit portfolio at September 30, 2017 was

$1.57 billion, compared to $1.54 billion at September 30, 2016. During the 2017 fiscal year, home equity loans and lines of credit net recoveries were $2.7 million as compared to net recoveries of $0.1 million during the fiscal year ended September 30, 2016. We believe that non-performing home equity loans and lines of credit, on a relative basis, represent a higher level of credit risk than Core loans as these home equity loans and lines of credit generally hold subordinated lien positions. The seriously delinquent balances of home equity loans and lines of credit were $5.4 million, or less than 1%, of the home equity loans and lines of credit portfolio at September 30, 2017 compared to $4.9 million, or less than 1%, at September 30, 2016.
At September 30, 2017 and 2016, we believe we had recorded an allowance for loan losses that provides for all losses that are both probable and reasonable to estimate at September 30, 2017 and 2016, respectively.
Refer to Lending Activities in Item 1. Business for additional discussion and disclosure related to our provisions for loan losses.
Non-Interest Income. Non-interest income decreased $5.2 million, or 21%, to $19.8 million during the fiscal year ended September 30, 2017 compared to $25.0 million for the 2016 fiscal year mainly as a result of lower gains on the sale of loans and a decrease in death benefits from BOLI contracts during the 2017 fiscal year. Gains on the sales of loans in the 2017 fiscal year decreased $4.0 million from the 2016 fiscal year as market interest rate movements contributed to lower percentage gains on $249.4 million in sales during the 2017 fiscal year as compared to the gains realized on $200.3 million in sales during the fiscal year ending September 30, 2016.
Non-Interest Expense. Non-interest expense increased $1.4 million, or 1%, to $182.4 million during the fiscal year ended September 30, 2017 compared to $181.0 million for fiscal 2016. This increase resulted primarily from a combination of higher marketing expenses and other expenses, partially offset by a combination of lower real estate owned expenses and compensation related expenses. The $2.6 million decrease in real estate owned expenses (which includes associated legal and maintenance expenses as well as gains (losses) on the disposal of properties) was driven in part by the decrease in real estate owned assets since September 30, 2016. The $2.8 million increase in marketing expenditures can be attributed to the timing of media campaigns supporting our lending activities. Other operating expenses increased $1.7 million, which consisted primarily of a $1.1 million increase in professional services expenses. Salaries and employee benefits decreased $0.6 million during the 2017 fiscal year compared to the fiscal year ended September 30, 2016. This decrease was primarily due to a combination of a $2.2 million decrease in stock based compensation and a $1.9 million increase in the deferral of salary compensation related to direct loan origination costs, partially offset by a $3.6 million increase in associate compensation costs.
Income Tax Expense. The provision for income taxes was $44.5 million for the fiscal year ended September 30, 2017 compared to $41.8 million for the fiscal year ended September 30, 2016. The provision for fiscal year 2017 included $43.4 million of federal income tax provision and $1.1 million of state income tax provision. The provision for fiscal year ended September 30, 2016 included $40.9 million of federal income tax provision and $0.9 million of state income tax provision. The increase in state income tax between the 2017 and 2016 fiscal years is reflective of the growth in our expansion states. Our federal effective tax rate decreased to 32.8% during fiscal 2017 from 33.7% during fiscal year 2016, mainly as a result of recognizing $1.1 million of excess tax benefits in the current year related to our adoption, effective October 1, 2016, of ASU 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. Under this standard, excess tax benefits and tax deficiencies related to stock-based compensation are recognized in the provision for income taxes. Previously the amounts were recognized as part of paid-in capital in shareholders' equity. Our expected federal effective income tax rate is less than the federal statutory rate of 35.0%, primarily because of our ownership of bank owned life insurance contracts. Non-taxable income on bank owned insurance contracts was $6.4 million during fiscal 2017 and $7.4 million during fiscal 2016.
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
While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Association’s

Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We generally seek to maintain a minimum liquidity ratio of 5% (which we compute as the sum of cash and cash equivalents plus unencumbered investment securities for which ready markets exist, divided by total assets). For the year ended September 30, 2018, our liquidity ratio averaged 5.57%. We believe that we had sufficient sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2018.
We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities and the objectives of our asset/liability management program. Excess liquid assets are generally invested in interest-earning deposits and short- and intermediate-term securities.
Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2018, cash and cash equivalents totaled $269.8 million which represented an increase of 1% from September 30, 2017.
Investment securities classified as available-for-sale, which provide additional sources of liquidity, totaled $532.0 million at September 30, 2018.
During the year ended September 30, 2018, loan sales totaled $400.1 million and included the sale of $277.4 million of 30 year, fixed-rate, first mortgage loans to a private investor. The pool of loans that was sold on a servicing retained basis to the private investor, included both seasoned and recently originated residential loans that did not comply with Fannie Mae's loan eligibility standards. In addition to the sale to a private investor, loan sales to Fannie Mae during the current year totaled $122.7 million, and included $1.5 million of loans that qualified under Fannie Mae's HARP II initiative and $24.2 million of loans that qualified under Fannie Mae's HomeReady initiative. Loans originated under the HARP II and HomeReady initiatives are classified as “held for sale” at origination. Loans originated under Fannie Mae compliant procedures other than HARP II and HomeReady are classified as “held for investment” until they are specifically identified for sale.
At September 30, 2018, $0.7 million of long-term, fixed-rate residential first mortgage loans were classified as “held for sale,” all of which qualified under Fannie Mae's HARP II or HomeReady initiatives. There were no loan sale commitments outstanding at September 30, 2018.
Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in the Consolidated Financial Statements.
At September 30, 2018, we had $415.8 million in outstanding commitments to originate loans. In addition to commitments to originate loans, we had $1.77 billion in unfunded home equity lines of credit to borrowers. CDs due within one year of September 30, 2018 totaled $2.51 billion, or 29.6% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, sales of investment securities, other deposit products, including new CDs, brokered CDs, FHLB advances, borrowings from the FRB-Cleveland Discount Window or other collateralized borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the CDs due on or before September 30, 2019. We believe, however, based on past experience, that a significant portion of such deposits will remain with us. Generally, we have the ability to attract and retain deposits by adjusting the interest rates offered.
Our primary investing activities are originating residential mortgage loans, home equity loans and lines of credit and purchasing investments. During the year ended September 30, 2018, we originated $2.31 billion of residential mortgage loans, and $1.51 billion of home equity loans and lines of credit while during the year ended September 30, 2017, we originated $2.70 billion of residential mortgage loans and $1.0 billion of home equity loans and lines of credit. We purchased $151.6 million of securities during the year ended September 30, 2018, and $183.5 million during the year ended September 30, 2017.
Financing activities consist primarily of changes in deposit accounts, changes in the balances of principal and interest owed on loans serviced for others, FHLB advances and borrowings from the FRB-Cleveland Discount Window. We experienced a net increase in total deposits of $340.0 million during the year ended September 30, 2018, which reflected the active management of the offered rates on maturing CDs, compared to a net decrease of $179.7 million during the year ended September 30, 2017. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. The net increase in total deposits during the year ended September 30, 2018, included a $49.4 million increase in the balance of brokered CDs, to $670.1 million, from $620.7 million at September 30, 2017. During the year ended September 30, 2017 the balance of brokered CDs increased by $80.9 million. Principal and interest owed on loans serviced for others experienced a net decrease of $4.3 million to $31.5 million during the year ended September 30, 2018 compared to a net decrease of $13.6 million to $35.8 million during the year ended September 30, 2017. During the year ended September 30, 2018, we increased our advances from the FHLB of Cincinnati by $50.3 million, which combined with the net increase in total deposits of $340.0 million, provided the funds for new loan originations; our capital initiatives; and actively managed our liquidity ratio. During the year ended September 30, 2017, our advances from the FHLB of Cincinnati increased by $952.6 million.
Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of Cincinnati and the FRB-Cleveland Discount Window, each of which provides an additional source of funds. Also, in evaluating funding alternatives, we may participate in the brokered CDs market. At September 30, 2018, we had $3.72 billion of FHLB of Cincinnati advances and no outstanding borrowings from the FRB-Cleveland Discount Window. Additionally, at September 30, 2018, we had $670.1 million of brokered CDs. During the year ended September 30, 2018, we had average outstanding advances from the FHLB of Cincinnati of $3.63 billion as compared to average outstanding advances of $3.23 billion during the year ended September 30, 2017. The increase in net average balance in the current year reflects an increase in FHLB of Cincinnati borrowings as part of our efforts to lengthen the duration of our interest bearing funding sources as well as increases in the balance of our short-term borrowings used to fund: balance sheet growth; our capital initiatives; and to manage our on-balance sheet liquidity. Refer to the Extending the Duration of Funding Sources section of the Overview and the General section of Item 7A. Quantitative and Qualitative Disclosures About Market Risk for further discussion. At September 30, 2018, we had the ability to immediately borrow an additional $129.0 million from the FHLB of Cincinnati and $55.6 million from the FRB-Cleveland Discount Window. From the perspective of collateral value securing FHLB of Cincinnati advances, our capacity limit for additional borrowings beyond the outstanding balance at September 30, 2018 was $4.78 billion, subject to satisfaction of the FHLB of Cincinnati common stock ownership requirement. To satisfy the common stock ownership requirement for the maximum limit of borrowing, we would have to increase our ownership of FHLB of Cincinnati common stock by an additional $95.5 million.
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
On January 1, 2016, the Association became subject to the "capital conservation buffer" requirement, which is being phased in over three years, increasing each year until fully implemented at 2.5% on January 1, 2019. The requirement would limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" consisting of 2.5% in addition to the minimum capital requirements. At September 30, 2018, the Association exceeded the fully phased in regulatory requirement for the "capital conservation buffer".
As of September 30, 2018, the Association exceeded all regulatory capital requirements to be considered "Well Capitalized".
In addition to the operational liquidity considerations described above, which are primarily those of the Association, the Company, as a separate legal entity, also monitors and manages its own, parent company-only liquidity, which provides the source of funds necessary to support all of the parent company's stand-alone operations, including its capital distribution strategies which encompass its share repurchase and dividend payment programs. The Company's primary source of liquidity is dividends received from the Association. The amount of dividends that the Association may declare and pay to the Company in any calendar year, without the receipt of prior approval from the OCC but with prior notice to the FRB-Cleveland, cannot exceed net income for the current calendar year-to-date period plus retained net income (as defined) for the preceding two calendar years, reduced by prior dividend payments made during those periods. In December 2017, the Company received an $85.0 million cash dividend from the Association. Because of its intercompany nature, this dividend payment had no impact on the Company's capital ratios or its consolidated statement of condition but reduced the Association's reported capital ratios. At September 30, 2018, the Company had, in the form of cash and a demand loan from the Association, $125.4 million of funds readily available to support its stand-alone operations.

On October 27, 2016, the Company announced that the Board of Directors approved the Company’s eighth stock repurchase program, which authorized the repurchase of up to 10,000,000 shares of the Company’s outstanding common stock. Repurchases under the eighth stock repurchase authorization began on January 6, 2017. There were 3,533,021 shares repurchased under that program between its start date and September 30, 2018. During the year ended September 30, 2018, the Company repurchased $19.7 million of its common stock.
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
On July 11, 2018, Third Federal Savings, MHC received the approval of its members with respect to the waiver of dividends, and subsequently received the non-objection of the FRB-Cleveland, to waive receipt of dividends on the Company’s common stock the MHC owns up to a total of $1.00 per share, to be declared on the Company’s common stock during the twelve months subsequent to the members’ approval (i.e., through July 11, 2019). The members approved the waiver by casting 63% of the eligible votes in favor of the waiver. Of the votes cast, 97% were in favor of the proposal. Third Federal Savings, MHC waived its right to receive a $0.25 per share dividend payment on September 24, 2018.
The payment of dividends, support of asset growth and stock repurchases are planned to continue in the future as the focus for future capital deployment activities.
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
The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at September 30, 2018. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments due by period
Contractual Obligations	Less than One year		One to Three years	Three to Five years	More than Five years	Total
	(In thousands)
FHLB advances(1)(2)	$3,345,287		$330,755	$18,285	$27,372	$3,721,699
Operating leases	6,444		9,972	5,105	5,546	27,067
Certificates of deposit(1)	2,513,421		2,764,983	811,439	232,161	6,322,004
Limited partner investments	11,541		—	—	—	11,541
Total	$5,876,693		$3,105,710	$834,829	$265,079	$10,082,311
Commitments to extend credit	$2,249,652	(3)	$—	$—	$—	$2,249,652
______________________

(1)	Includes accrued interest payable, computed on an actual days outstanding basis, at September 30, 2018.

(2)	Reflect the net impact of deferred penalties discussed in Note 10. Borrowed Funds.

(3)	Includes the unused portion (including commitments for accounts suspended as a result of material default or a decline in equity) of home equity lines of credit of $1.80 billion.

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
Recent Accounting Pronouncements
Refer to Note 21. Recent Accounting Pronouncements of the Notes to Consolidated Financial Statements for pending and adopted accounting guidance.

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
During the fiscal year ended September 30, 2018, $122.7 million of agency-compliant, long-term, fixed-rate mortgage loans were sold to Fannie Mae on a servicing retained basis. Additionally, during the fiscal year ended September 30, 2018 $277.4 million of fixed-rate loans were sold, on a servicing retained basis, in a single bulk sale to a private investor. At September 30, 2018, $0.7 million of agency-compliant, long-term, fixed-rate residential first mortgage loans that qualified under Fannie Mae's HARP II or HomeReady programs, were classified as "held for sale". Of the agency compliant loan sales during the fiscal year ended September 30, 2018: $1.5 million was comprised of long-term, (15 to 30 years), fixed-rate first mortgage loans which were sold under Fannie Mae's HARP II; $24.2 million was comprised of long-term, (15 to 30 years), fixed-rate first mortgage loans which were sold under Fannie Mae's HomeReady program; and $97.0 million was comprised of long-term (15 to 30 years), fixed-rate first mortgage loans which had been originated under our revised procedures and were sold to Fannie Mae under our re-instated seller contract, as described in the next paragraph. At September 30, 2018, we had no outstanding loan sales commitments.
Fannie Mae, historically the Association’s primary loan investor, implemented, effective July 2010, certain loan origination requirement changes affecting loan eligibility that we chose not to adopt until fiscal 2013. Since then, first mortgage loans (primarily fixed-rate, mortgage refinances with terms of 15 years or more and HARP II, and more recently HomeReady, loans) that are originated under the revised procedures are eligible for sale to Fannie Mae either as whole loans or within mortgage-backed securities. We expect that certain loan types (i.e. our Smart Rate adjustable-rate loans, purchase fixed-rate loans and 10-year fixed-rate loans) will continue to be originated under our legacy procedures. For loans that are not originated under the revised (Fannie Mae) procedures, the Association’s ability to reduce interest rate risk via loan sales is limited to those loans that have established payment histories, strong borrower credit profiles and are supported by adequate collateral values that meet the requirements of the FHLB's Mortgage Purchase Program or of private third-party investors.
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
The Association is a party to interest rate swap agreements. Each of the Association's swap agreements is registered on the Chicago Mercantile Exchange and involves the exchange of interest payment amounts based on a notional principal balance. No exchange of principal amounts occurs and the notional principal amount does not appear on our balance sheet. The Association uses swaps to extend the duration of its funding sources. In each of the Association's agreements, interest paid is based on a fixed rate of interest throughout the term of each agreement while interest received is based on an interest rate that resets at a specified interval (generally three months) throughout the term of each agreement. On the initiation date of the swap, the agreed upon exchange interest rates reflect market conditions at that point in time. Swaps generally require counterparty collateral pledges that ensure the counterparties' ability to comply with the conditions of the agreement. The notional amount of the Association's swap portfolio at September 30, 2018 was $1.73 billion. The swap portfolio's weighted average fixed pay rate was 1.75% and the weighted average remaining term was 3.3 years. Concurrent with the execution of each swap, the Association entered into a short-term borrowing from the FHLB of Cincinnati in an amount equal to the notional amount of the swap and with interest rate resets aligned with the reset interval of the swap. Each individual swap agreement has been designated as a cash flow hedge of interest rate risk associated with the Company's variable rate borrowings from the FHLB of Cincinnati.
Economic Value of Equity. Using customized modeling software, the Association prepares periodic estimates of the amounts by which the net present value of its cash flows from assets, liabilities and off-balance sheet items (the institution’s economic value of equity or EVE) would change in the event of a range of assumed changes in market interest rates. The simulation model uses a discounted cash flow analysis and an option-based pricing approach in measuring the interest rate sensitivity of EVE. The model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumption that instantaneous changes (measured in basis points) occur at all maturities along the United States Treasury yield curve and other relevant market interest rates. A basis point equals one, one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 2% to 3% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. The model is tailored specifically to our organization, which, we believe, improves its predictive accuracy. The following table presents the estimated changes in the Association’s EVE at September 30, 2018 that would result from the indicated instantaneous changes in the United States Treasury yield curve and other relevant market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Change in Interest Rates (basis points) (1)	Estimated EVE (2)	Estimated Increase (Decrease) in EVE		EVE as a Percentage of Present Value of Assets (3)
				EVE Ratio (4)	Increase (Decrease) (basis points)
		Amount	Percent
	(Dollars in thousands)
+300	$1,494,234	$(705,142)	(32.06)%	11.70%	(384)
+200	1,767,242	(432,134)	(19.65)%	13.35%	(219)
+100	2,011,596	(187,780)	(8.54)%	14.67%	(87)
0	2,199,376	—	—%	15.54%	—
-100	2,294,712	95,336	4.33%	15.79%	25
-200	2,346,190	146,814	6.68%	16.14%	60
_________________

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	EVE Ratio represents EVE divided by the present value of assets.
The table above indicates that at September 30, 2018, in the event of an increase of 200 basis points in all interest rates, the Association would experience a 19.65% decrease in EVE. In the event of a 100 basis point decrease in interest rates, the Association would experience a 4.33% increase in EVE.
The following table is based on the calculations contained in the previous table, and sets forth the change in the EVE at a +200 basis point rate of shock at September 30, 2018, with comparative information as of September 30, 2017. By regulation, the Association must measure and manage its interest rate risk for interest rate shocks relative to established risk tolerances in EVE.

	At September 30,
Risk Measure (+200 bp Rate Shock)	2018	2017
Pre-Shock EVE Ratio	15.54%	15.05%
Post-Shock EVE Ratio	13.35%	13.13%
Sensitivity Measure in basis points	(219)	(192)
Percentage Change in EVE Ratio	(19.65)%	(18.33)%
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
Accordingly, although the EVE tables provide an indication of our interest rate risk exposure as of the indicated dates, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our EVE and will differ from actual results. In addition to our core business activities, which primarily sought to originate Smart Rate (adjustable), home equity lines of credit (adjustable) and 10-year fixed-rate loans funded by borrowings from the FHLB and intermediate term CDs (including brokered CDs) and which are intended to have a favorable impact on our IRR profile, the net impact of several other items resulted in the 1.32% deterioration in the Percentage Change in EVE measure at September 30, 2018, when compared to the measure at September 30, 2017. The most significant factor contributing to the overall deterioration was the change in market interest rates, which included an increase of 134 basis points for the two-year term, an increase of 102 basis points for the five-year term and an increase of 73 basis points for the ten-year term, and which resulted in a decrease of 2.34% in the Percentage Change in EVE. Combined with this deterioration was the impact of an $85.0 million cash dividend that the Association paid to the Company. Because of its intercompany nature, this payment had no impact on the Company's capital position, or the Company's overall IRR profile, but reduced the Association's regulatory capital and regulatory capital ratios and negatively impacted the Association's Percentage Change in EVE by approximately 0.75%. Additionally, numerous modifications and enhancements to our modeling assumptions and methodologies, which are continually challenged and evaluated, on a net basis, negatively impacted the Association's Percentage Change in EVE by 0.70%. Partially offsetting the unfavorable impact of the three preceding factors, our core business activities, as described at the beginning of this paragraph, are generally intended to have a positive impact on our IRR profile, the actual impact is determined by a number of factors, including the pace of mortgage asset additions to our balance sheet (including consideration of outstanding commitments to originate those assets), in comparison to the pace of the addition of duration extending funding sources. During the current fiscal year, which included the sale of $277.4 million of 30 year, fixed-rate, first mortgage loans to a private investor, the net affect of mortgage asset accumulation and funding source extension resulted in 2.47% of improvement to our Percentage Change in EVE. The IRR simulation results presented above were in line with management's expectations and were within the risk limits established by our Board of Directors.
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
Earnings at Risk. In addition to EVE calculations, we use our simulation model to analyze the sensitivity of our net interest income to changes in interest rates (the institution’s EaR). Net interest income is the difference between the interest income that we earn on our interest-earning assets, such as loans and securities, and the interest that we pay on our interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what our net interest income would be for prospective 12 and 24 month periods using customized (based on our portfolio characteristics) assumptions with respect to loan prepayment rates, default rates and deposit decay rates, and the implied forward yield curve as of the market date for assumptions as to projected interest rates. We then calculate what the estimated net interest income would be for the same period under numerous interest rate scenarios. The simulation process is subject to continual enhancement, modification, refinement and adaptation in order that it might most accurately reflect our current circumstances, factors and expectations. As of September 30, 2018, we estimated that our EaR for the 12 months ending September 30, 2019 would decrease by 2.32% in the event that market interest rates used in the simulation were adjusted in equal monthly amounts (termed a "ramped" format) during the 12 month measurement period to an aggregate increase in 200 basis points. This assumption differs from the assumption used to report our EaR estimates in reporting periods prior to March 31, 2017, when our EaR disclosures were determined under assumed instantaneous changes in market interest rates. During the March 31, 2017 quarter, based on a survey of the predominate practices disclosed by other similarly profiled financial institutions, the Association adopted the "ramped" assumption in preparing the EaR simulation estimates for use in its public disclosures. In addition to conforming to predominate industry practice, the Association also believes that the ramped assumption provides a more probable/plausible scenario for net interest income simulations than instantaneous shocks which provide a theoretical analysis but a much less credible economic scenario. The Association continues to calculate instantaneous scenarios, and as of September 30, 2018, we estimated that our EaR for the 12 months ending September 30, 2019, would decrease by 5.63% in the event of an instantaneous 200 basis point increase in market interest rates.
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
EVE is considered as a point in time calculation with a "liquidation" view of the Association where all the cash flows (including interest, principal and prepayments) are modeled and discounted using discount factors derived from the current market yield curves. It provides a long term view and helps to define changes in equity and duration as a result of changes in interest rates. On the other hand, EaR is based on balance sheet projections going one year and two year forward and assumes new business volume and pricing to calculate net interest income under different interest rate environments. EaR is calculated to determine the sensitivity of net interest income under different interest rate scenarios. With each of these models, specific policy limits have been established that are compared with the actual month end results. These limits have been approved by the Association's Board of Directors and are used as benchmarks to evaluate and moderate interest rate risk. In the event that there is a breach of policy limits that extends beyond two consecutive quarter end measurement periods, management is responsible for taking such action, similar to those described under the preceding heading of General, as may be necessary in order to return the Association's interest rate risk profile to a position that is in compliance with the policy. At September 30, 2018 the IRR profile as disclosed above was within our internal limits.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2018. In making this assessment, the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) was utilized. Based on this assessment, management believes that, as of September 30, 2018, the Company’s internal control over financial reporting is effective at the reasonable assurance level.
The Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting.
The Sarbanes-Oxley Act Section 302 Certifications have been filed as Exhibit 31.1 and Exhibit 31.2 to this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of
TFS Financial Corporation
Cleveland, OH
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of TFS Financial Corporation and subsidiaries (the "Company") as of September 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB) the consolidated financial statements as of and for the year ended September 30, 2018, of the Company and our report dated November 27, 2018, expressed an unqualified opinion on the those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report Regarding Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Deloitte & Touche LLP
Cleveland, OH
November 27, 2018

Item 9B.	Other Information
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Incorporated by reference from the Notice of Annual Meeting and Proxy Statement for the 2019 Annual Meeting of Shareholders (the “Proxy Statement”) sections entitled “Proposal One: Election of Directors,” “Executive Compensation,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance.” Such information will be filed with the SEC no later than 120 days after the end of the fiscal year covered by this report.
The table below sets forth information, as of September 30, 2018, regarding our executive officers other than Mr. Stefanski and Ms. Weil.

Name	Title	Age
Judith Z. Adam	Chief Risk Officer	63
Paul J. Huml	Chief Financial Officer	59
Anna Maria P. Motta	Chief Information Officer, the Association	59
Cathy W. Zbanek	Chief Marketing and Human Resources Officer, the Association	45
David S. Huffman retired as Chief Financial Officer for the Company, effective September 30, 2018. In connection with his retirement, a number of other position changes also occurred, all effective September 30, 2018. Mr. Huml, who was the Chief Operating Officer and Chief Accounting Officer for the Company, was named the Chief Financial Officer. Ms. Weil, who was a Vice President of the Company and the Chief Operating Officer of Third Federal Savings and Loan, was also named the Chief Operating Officer of the Company. The executive officers of the Company and the Association are elected annually and hold office until their respective successors are elected or until death, resignation, retirement or removal by the Board of Directors.
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
Paul J. Huml joined the Association as a Vice President in 1998 and was appointed Chief Operating Officer of the Company in 2002, Chief Accounting Officer in June 2009 and Chief Financial Officer in 2018. Prior to joining the Association, Mr. Huml spent 10 years in the hotel industry, focusing on the areas of finance, real estate development and risk management. Mr. Huml is a certified public accountant in the state of Ohio.
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
The following table provides information as of September 30, 2018 regarding our Amended and Restated 2008 Equity Incentive Plan that was approved by shareholders on February 22, 2018. The original plan was was approved by shareholders on May 29, 2008:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Rights and Warrants	Weighted-Average Exercise Price of Outstanding Options, Rights and Warrants		Number of Shares Remaining Available for Future Issuance Under the Plan
Equity Compensation Plans
Approved by Stockholders	6,323,387	$10.81	(1)	8,406,000
Equity Compensation Plans
Not Approved by Stockholders	N/A	N/A		N/A
Total	6,323,387	$10.81	(1)	8,406,000
 ______________________

(1)
Weighted-Average Exercise Price of Outstanding Options, Rights and Warrants is calculated using 1,335,425 shares of restricted stock awards at $0.00 and 4,987,962 shares of stock option awards at $13.71.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)(1) Financial Statements
The following documents are filed as part of this Annual Report on Form 10-K:

a.	The consolidated financial statements of TFS Financial Corporation and subsidiaries contained in Part II, Item 8 of this Annual Report on Form 10-K:

•	Consolidated Statements of Condition as of September 30, 2018 and 2017;

•	Consolidated Statements of Income for the years ended September 30, 2018, 2017 and 2016;

•	Consolidated Statements of Comprehensive Income for the years ended September 30, 2018, 2017 and 2016;

•	Consolidated Statements of Shareholders' Equity for the years ended September 30, 2018, 2017 and 2016;

•	Consolidated Statements of Cash Flows for the years ended September 30, 2018, 2017 and 2016; and

•	Notes to the Consolidated Financial Statements
b. The exhibits listed in the Exhibits Index beginning on Page 132 of this Annual Report on Form 10-K.

Item 16.	Form 10-K Summary

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of
TFS Financial Corporation
Cleveland, OH

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of condition of TFS Financial Corporation and subsidiaries (the "Company") as of September 30, 2018 and 2017, the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended September 30, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 27, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP
Cleveland, OH
November 27, 2018
We have served as the Company's auditor since 2000.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION
As of September 30, 2018 and 2017
(In thousands, except share data)

	2018	2017
ASSETS
Cash and due from banks	$29,056	$35,243
Other interest-earning cash equivalents	240,719	232,975
Cash and cash equivalents	269,775	268,218
Investment securities available for sale (amortized cost $549,211 and $541,964, respectively)	531,965	537,479
Mortgage loans held for sale, at lower of cost or market (none measured at fair value)	659	351
Loans held for investment, net:
Mortgage loans	12,872,125	12,434,339
Other loans	3,021	3,050
Deferred loan expenses, net	38,566	30,865
Allowance for loan losses	(42,418)	(48,948)
Loans, net	12,871,294	12,419,306
Mortgage loan servicing assets, net	8,840	8,375
Federal Home Loan Bank stock, at cost	93,544	89,990
Real estate owned, net	2,794	5,521
Premises, equipment, and software, net	63,399	60,875
Accrued interest receivable	38,696	35,479
Bank owned life insurance contracts	212,021	205,883
Other assets	44,344	61,086
TOTAL ASSETS	$14,137,331	$13,692,563
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$8,491,583	$8,151,625
Borrowed funds	3,721,699	3,671,377
Borrowers’ advances for insurance and taxes	103,005	100,446
Principal, interest, and related escrow owed on loans serviced	31,490	35,766
Accrued expenses and other liabilities	31,150	43,390
Total liabilities	12,378,927	12,002,604
Commitments and contingent liabilities
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 332,318,750 shares issued; 280,311,070 and 281,291,750 outstanding at September 30, 2018 and September 30, 2017, respectively	3,323	3,323
Paid-in capital	1,726,992	1,722,672
Treasury stock, at cost; 52,007,680 and 51,027,000 shares at September 30, 2018 and September 30, 2017, respectively	(754,272)	(735,530)
Unallocated ESOP shares	(48,751)	(53,084)
Retained earnings—substantially restricted	807,890	760,070
Accumulated other comprehensive income (loss)	23,222	(7,492)
Total shareholders’ equity	1,758,404	1,689,959
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,137,331	$13,692,563
See accompanying notes to consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For each of the three years in the period ended September 30, 2018
(In thousands, except share and per share data)

	2018	2017	2016
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$422,953	$394,447	$375,624
Investment securities available for sale	11,134	9,041	9,390
Other interest and dividend earning assets	8,958	5,507	3,427
Total interest and dividend income	443,045	408,995	388,441
INTEREST EXPENSE:
Deposits	102,255	87,421	90,000
Borrowed funds	59,849	42,678	28,026
Total interest expense	162,104	130,099	118,026
NET INTEREST INCOME	280,941	278,896	270,415
PROVISION (CREDIT) FOR LOAN LOSSES	(11,000)	(17,000)	(8,000)
NET INTEREST INCOME AFTER PROVISION (CREDIT) FOR LOAN LOSSES	291,941	295,896	278,415
NON-INTEREST INCOME:
Fees and service charges, net of amortization	7,493	6,896	7,423
Net gain on the sale of loans	3,383	2,183	6,161
Increase in and death benefits from bank owned life insurance contracts	6,158	6,449	7,409
Other	4,502	4,321	3,959
Total non-interest income	21,536	19,849	24,952
NON-INTEREST EXPENSE:
Salaries and employee benefits	101,316	94,622	95,562
Marketing services	19,252	19,713	16,956
Office property, equipment, and software	26,897	24,531	23,862
Federal insurance premium and assessments	11,189	10,055	10,377
State franchise tax	4,775	5,235	5,459
Real estate owned expense, net	2,365	3,185	5,772
Other expenses	26,519	25,063	23,016
Total non-interest expense	192,313	182,404	181,004
INCOME BEFORE INCOME TAXES	121,164	133,341	122,363
INCOME TAX EXPENSE	35,757	44,464	41,810
NET INCOME	$85,407	$88,877	$80,553
Earnings per share
Basic	$0.31	$0.32	$0.28
Diluted	$0.30	$0.32	$0.28
Weighted average shares outstanding
Basic	275,590,053	277,213,258	281,566,648
Diluted	277,298,425	279,268,768	283,785,713
See accompanying notes to consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For each of the three years in the period ended September 30, 2018
(In thousands)

	2018	2017	2016
Net income	$85,407	$88,877	$80,553
Other comprehensive income (loss), net of tax:
Net change in unrealized loss on securities available for sale	(9,436)	(3,331)	(1,510)
Net change in cash flow hedges	37,340	11,620	(1,371)
Change in pension obligation	2,852	3,845	(3,680)
Total other comprehensive income (loss)	30,756	12,134	(6,561)
Total comprehensive income	$116,163	$101,011	$73,992
See accompanying notes to consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For each of the three years in the period ended September 30, 2018
(In thousands, except share and per share data)

	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at September 30, 2015	$3,323	1,707,629	(548,557)	(61,751)	641,791	(13,065)	$1,729,370
Comprehensive income
Net income	—	—	—	—	80,553	—	80,553
Other comprehensive loss, net of tax	—	—	—	—	—	(6,561)	(6,561)
ESOP shares allocated or committed to be released	—	3,380	—	4,333	—	—	7,713
Compensation costs for stock-based plans	—	5,723	—	—	—	—	5,723
Excess tax benefit from stock-based compensation	—	3,198	—	—	—	—	3,198
Purchase of treasury stock (7,210,500 shares)	—	—	(128,427)	—	—	—	(128,427)
Treasury stock allocated to restricted stock plan	—	(3,112)	(4,585)	—	—	—	(7,697)
Dividends paid to common shareholders ($0.425 per common share)	—	—	—	—	(23,414)	—	(23,414)
Balance at September 30, 2016	$3,323	1,716,818	(681,569)	(57,418)	698,930	(19,626)	$1,660,458
Comprehensive income
Net income	—	—	—	—	88,877	—	88,877
Other comprehensive loss, net of tax	—	—	—	—	—	12,134	12,134
ESOP shares allocated or committed to be released	—	3,009	—	4,334	—	—	7,343
Compensation costs for stock-based plans	—	3,937	—	—	(28)	—	3,909
Purchase of treasury stock (3,148,610 shares)	—	—	(52,549)	—	—	—	(52,549)
Treasury stock allocated to restricted stock plan	—	(1,092)	(1,412)	—	—	—	(2,504)
Dividends paid to common shareholders ($0.545 per common share)	—	—	—	—	(27,709)	—	(27,709)
Balance at September 30, 2017	$3,323	1,722,672	(735,530)	(53,084)	760,070	(7,492)	$1,689,959
Comprehensive income
Net income	—	—	—	—	85,407	—	85,407
Other comprehensive loss, net of tax	—	—	—	—	42	30,714	30,756
ESOP shares allocated or committed to be released	—	2,305	—	4,333	—	—	6,638
Compensation costs for stock-based plans	—	4,718	—	—	—	—	4,718
Purchase of treasury stock (1,283,911 shares)	—	—	(19,673)	—	—	—	(19,673)
Treasury stock allocated to restricted stock plan	—	(2,703)	931	—	—	—	(1,772)
Dividends paid to common shareholders ($0.76 per common share)	—	—	—	—	(37,629)	—	(37,629)
Balance at September 30, 2018	$3,323	1,726,992	(754,272)	(48,751)	807,890	23,222	$1,758,404
See accompanying notes to consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For each of the three years in the period ended September 30, 2018
(In thousands)

	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$85,407	$88,877	$80,553
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	11,356	11,252	13,436
Depreciation and amortization	25,187	20,885	19,369
Deferred income taxes	3,949	3,548	11,099
Provision (credit) for loan losses	(11,000)	(17,000)	(8,000)
Net gain on the sale of loans	(3,383)	(2,183)	(6,161)
Other net losses	1,127	562	613
Principal repayments on and proceeds from sales of loans held for sale	25,585	29,172	16,285
Loans originated for sale	(25,964)	(24,947)	(20,466)
Increase in and death benefits for bank owned life insurance contracts	(6,138)	(6,320)	(4,854)
Cash Collateral received from derivative counterparties	54,876	7,525	—
Net increase in interest receivable and other assets	(6,812)	(1,383)	(13,087)
Net decrease in accrued expenses and other liabilities	(7,199)	(1,295)	(4,128)
Other	—	—	255
Net cash provided by operating activities	146,991	108,693	84,914
CASH FLOWS FROM INVESTING ACTIVITIES:
Loans originated	(3,338,773)	(3,422,896)	(3,024,260)
Principal repayments on loans	2,508,822	2,494,866	2,310,358
Proceeds from sales, principal repayments and maturities of:
Securities available for sale	139,846	153,315	154,520
Proceeds from sale of:
Loans	372,497	218,158	186,705
Real estate owned	6,280	8,761	22,400
Purchases of:
FHLB Stock	(3,554)	(20,137)	(383)
Securities available for sale	(151,600)	(183,518)	(95,176)
Premises and equipment	(8,373)	(4,150)	(9,125)
Other	—	792	584
Net cash used in investing activities	(474,855)	(754,809)	(454,377)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	339,958	(179,743)	45,510
Net increase in borrowers' advances for insurance and taxes	2,559	8,133	6,021
Net decrease in principal and interest owed on loans serviced	(4,276)	(13,635)	(92)
Net increase in short-term borrowed funds	317,043	1,160,682	696,227
Proceeds from long-term borrowed funds	15,088	—	40,290
Repayment of long-term borrowed funds	(281,809)	(208,100)	(186,349)
Purchase of treasury shares	(19,741)	(54,029)	(128,361)
Excess tax benefit related to stock-based compensation	—	—	3,198
Acquisition of treasury shares through net settlement	(1,772)	(2,504)	(7,697)
Dividends paid to common shareholders	(37,629)	(27,709)	(23,414)
Net cash provided by financing activities	329,421	683,095	445,333
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,557	36,979	75,870
CASH AND CASH EQUIVALENTS—Beginning of year	268,218	231,239	155,369
CASH AND CASH EQUIVALENTS—End of year	$269,775	$268,218	$231,239
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest on deposits	$100,505	$87,373	$89,947
Cash paid for interest on borrowed funds	61,055	36,216	26,421
Cash paid for income taxes	32,525	38,208	31,815
SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to real estate owned	4,238	7,989	12,134
Transfer of loans from held for investment to held for sale	372,563	218,720	183,178
Transfer of loans from held for sale to held for investment	149	—	—
Treasury stock issued for stock benefit plans	2,740	1,135	3,112
See accompanying notes to consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the years ended September 30, 2018, 2017, and 2016
(Dollars in thousands unless otherwise indicated)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business—TFS Financial Corporation, a federally chartered stock holding company, conducts its principal activities through its wholly owned subsidiaries. The principal line of business of the Company is retail consumer banking, including mortgage lending, deposit gathering, and other insignificant financial services. Third Federal Savings and Loan Association of Cleveland, MHC, its federally chartered mutual holding company parent, owned 81.02% of the outstanding shares of common stock of the Company at September 30, 2018.
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
Goodwill—The excess of purchase price over the fair value of net assets of acquired companies is classified as goodwill and reported in Other Assets. Goodwill was $9,732 at September 30, 2018 and 2017. Goodwill is reviewed for impairment on an annual basis as of September 30. No impairment was identified as of September 30, 2018 or 2017.
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
Accumulated Other Comprehensive Income (Loss)—Accumulated other comprehensive income (loss) consists of changes in pension obligations and changes in unrealized gains (losses) on securities available for sale and cash flow hedges, each of which is net of the related income tax effects. The Company's policy is to release income tax effects from accumulated other comprehensive income only when then entire portfolio to which the underlying transactions relate to is liquidated, sold or extinguished.
Pension Benefits—The determination of our obligations and expense for pension benefits is dependent upon certain assumptions used in calculating such amounts. Key assumptions used in the actuarial valuations include the discount rate and expected long-term rate of return on plan assets. Actual results could differ from the assumptions and market driven rates may fluctuate. Significant differences in actual experience or significant changes in the assumptions could materially affect future pension obligations and expense.
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
Diluted earnings per share is computed using the same method as basic earnings per share, but the weighted-average number of shares reflects the potential dilution, if any, of unexercised stock options and unvested shares of restricted stock units that could occur if stock options were exercised and restricted stock units were issued and converted into common stock. These potentially dilutive shares would then be included in the number of weighted-average shares outstanding for the period using the treasury stock method. At September 30, 2018, 2017 and 2016, potentially dilutive shares include stock options and restricted stock units issued through stock-based compensation plans.
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
In October 2016, the Board of Directors authorized an eighth repurchase program for the repurchase of 10,000,000 shares and repurchases under this program began in January, 2017. A total of 1,283,911 shares were repurchased during the year ended September 30, 2018 and 3,148,610 shares were repurchased during the year ended September 30, 2017. At September 30, 2018, there were 6,466,979 shares remaining to be purchased under the eighth repurchase program. The Company previously repurchased 51,300,000 shares of the Company’s common stock as part of the previous seven Board of Directors-approved share repurchase programs. In total, the Company has repurchased 54,833,021 shares of the Company's common stock as of September 30, 2018.
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
Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios (set forth in table below) of common equity Tier 1, Tier 1, and Total capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital (as defined) to net average assets (as defined). The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet assets to broad risk categories. At September 30, 2018, the Association exceeded all regulatory capital requirements and is considered “well capitalized” under regulatory guidelines.
The Association operates under the capital requirements for the standardized approach of the Basel III capital framework for U.S. banking organizations (“Basel III Rules”), subject to transitional provisions extending through the end of calendar 2018. The requirement would limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" consisting of 2.5% in addition to the minimum capital requirements. At September 30, 2018, the Association exceeded the fully phased-in regulatory requirement for the "capital conservation buffer".

The following table summarizes the actual capital amounts and ratios of the Association as of September 30, 2018 and 2017, compared to the minimum capital adequacy requirements and the requirements for classification as a well capitalized institution.

			Minimum Requirements
	Actual		For Capital Adequacy Purposes		To be “Well Capitalized” Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2018
Total Capital to Risk-Weighted Assets	$1,559,180	20.47%	$609,414	8.00%	$761,767	10.00%
Tier 1 (Leverage) Capital to Net Average Assets	1,516,758	10.87%	557,963	4.00%	697,453	5.00%
Tier 1 Capital to Risk-Weighted Assets	1,516,758	19.91%	457,060	6.00%	609,414	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,516,744	19.91%	342,795	4.50%	495,149	6.50%
September 30, 2017
Total Capital to Risk-Weighted Assets	$1,555,903	21.37%	$582,553	8.00%	$728,192	10.00%
Tier 1 (Leverage) Capital to Net Average Assets	1,506,952	11.16%	540,193	4.00%	675,242	5.00%
Tier 1 Capital to Risk-Weighted Assets	1,506,952	20.69%	436,915	6.00%	582,553	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,506,938	20.69%	327,686	4.50%	473,325	6.50%
The Association paid dividends of $85,000 and $81,000 to the Company during the years ended September 30, 2018 and September 30, 2017, respectively.

On July 11, 2018, as dictated under interim final rules issued by the FRS on August 12, 2011, a majority of Third Federal Savings, MHC's members eligible to vote, approved Third Federal Savings, MHC waiving its right to receive dividends on the Company's stock that Third Federal Savings, MHC owns, up to $1.00 per share during the four quarters ending June 30, 2019. Unless the FRS amends its interim rule, a member vote will be required for Third Federal Savings, MHC to waive its right to receive dividends beyond June 30, 2019.
4. INVESTMENT SECURITIES
Investments available for sale are summarized as follows:

	September 30, 2018
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
REMICs	$537,330	$7	$(17,338)	$519,999
Fannie Mae certificates	7,906	237	(145)	7,998
U.S. Government and agency obligations	3,975	—	(7)	3,968
Total	$549,211	$244	$(17,490)	$531,965

	September 30, 2017
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
REMICs	$533,427	$52	$(4,943)	$528,536
Fannie Mae certificates	8,537	419	(13)	8,943
Total	$541,964	$471	$(4,956)	$537,479

Gross unrealized losses on available for sale securities and the estimated fair value of the related securities, aggregated by the length of time the securities have been in a continuous loss position, at September 30, 2018 and 2017, were as follows:

	September 30, 2018
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$113,111	$1,799	$400,558	$15,539	$513,669	$17,338
Fannie Mae certificates	—	—	4,337	145	4,337	145
U.S. Government and agency obligations	3,968	7	—	—	3,968	7
Total	$117,079	$1,806	$404,895	$15,684	$521,974	$17,490

	September 30, 2017
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$246,113	$1,508	$260,837	$3,435	$506,950	$4,943
Fannie Mae certificates	4,601	13	—	—	4,601	13
Total	$250,714	$1,521	$260,837	$3,435	$511,551	$4,956

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
Since the decline in value is attributable to changes in interest rates and not credit quality and because the Company has neither the intent to sell the securities nor is it more likely than not the Company will be required to sell the securities for the time periods necessary to recover the amortized cost, these investments are not considered other-than-temporarily impaired. At September 30, 2018, the amortized cost and fair value of U.S. government obligations, categorized as due in more than one year but less than five years, are $3,975 and $3,968, respectively. At September 30, 2017, the Company did not hold U.S. government obligations.
5. LOANS AND ALLOWANCE FOR LOAN LOSSES
Loans held for investment consist of the following:

	September 30,
	2018	2017
Real estate loans:
Residential Core	$10,930,811	$10,746,204
Residential Home Today	94,933	108,964
Home equity loans and lines of credit	1,818,918	1,552,315
Construction	64,012	60,956
Real estate loans	12,908,674	12,468,439
Other consumer loans	3,021	3,050
Add (deduct):
Deferred loan expenses, net	38,566	30,865
Loans-in-process (“LIP”)	(36,549)	(34,100)
Allowance for loan losses	(42,418)	(48,948)
Loans held for investment, net	$12,871,294	$12,419,306

At September 30, 2018 and 2017, respectively, $659 and $351 of loans were classified as mortgage loans held for sale.
A large concentration of the Company’s lending is in Ohio and Florida. As of September 30, 2018 and 2017, the percentage of aggregate Residential Core, Home Today and Construction loans held in Ohio were 56% and 57%, respectively, and the percentages held in Florida were 16% as of both dates. As of September 30, 2018 and 2017, home equity loans and lines of credit were concentrated in the states of Ohio (36% and 39%), Florida (20% and 22%) and California (15% and 13%).
Home Today was an affordable housing program targeted to benefit low- and moderate-income home buyers and most loans under the program were originated prior to 2009. No new loans were originated under the Home Today program after September 30, 2016. Through this program the Association provided the majority of loans to borrowers who would not otherwise qualify for the Association’s loan products, generally because of low credit scores. Although the credit profiles of borrowers in the Home Today program might be described as sub-prime, Home Today loans generally contained the same features as loans offered to our Residential Core borrowers. Borrowers with a Home Today loan completed financial management education and counseling and were referred to the Association by a sponsoring organization with which the Association partnered as part of the program. Because the Association applied less stringent underwriting and credit standards to the majority of Home Today loans, loans originated under the program have greater credit risk than its traditional residential real estate mortgage loans in the Residential Core portfolio. As of September 30, 2018 and 2017, the principal balance of Home Today loans originated prior to March 27, 2009 was $91,805 and $105,485 respectively. Since loans are no longer originated under the Home Today program, the Home Today portfolio will continue to decline in balance due to contractual amortization. To supplant the Home Today product and to continue to meet the credit needs of customers and the communities served, during 2016 the Association began to offer Fannie Mae eligible, HomeReady loans. These loans are originated in accordance with Fannie Mae's underwriting standards. While the Association retains the servicing to these loans, the loans, along with the credit risk associated therewith, are securitized/sold to Fannie Mae. The Association does not offer, and has not offered, loan products frequently considered to be designed to target sub-prime borrowers containing features such as higher fees or higher rates, negative amortization, a LTV ratio greater than 100%, or pay-option, adjustable-rate mortgages.
The Association currently offers home equity lines of credit that include monthly principal and interest payments throughout the entire term. Home equity lines of credit prior to June 28, 2010 require interest only payments for 10 years, with an option to extend the interest only and draw period another 10 years, at which time they are included in the home equity loan balance. The recorded investment in interest only loans is comprised solely of equity lines of credit with balances of $117,204 and $483,127 for the years ending September 30, 2018 and 2017, respectively.
An age analysis of the recorded investment in loan receivables that are past due at September 30, 2018 and 2017 is summarized in the following tables. When a loan is more than one month past due on its scheduled payments, the loan is considered 30 days or more past due. Balances are adjusted for deferred loan fees, expenses and any applicable loans-in-process.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
September 30, 2018
Real estate loans:
Residential Core	$7,539	$2,335	$10,807	$20,681	$10,926,294	$10,946,975
Residential Home Today	2,787	1,765	3,814	8,366	86,383	94,749
Home equity loans and lines of credit	4,152	2,315	5,933	12,400	1,829,427	1,841,827
Construction	—	—	—	—	27,140	27,140
Total real estate loans	14,478	6,415	20,554	41,447	12,869,244	12,910,691
Other consumer loans	—	—	—	—	3,021	3,021
Total	$14,478	$6,415	$20,554	$41,447	$12,872,265	$12,913,712

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
September 30, 2017
Real estate loans:
Residential Core	$6,077	$2,593	$11,975	$20,645	$10,740,398	$10,761,043
Residential Home Today	4,067	1,496	6,851	12,414	95,269	107,683
Home equity loans and lines of credit	4,418	1,952	5,408	11,778	1,558,273	1,570,051
Construction	—	—	—	—	26,427	26,427
Total real estate loans	14,562	6,041	24,234	44,837	12,420,367	12,465,204
Other consumer loans	—	—	—	—	3,050	3,050
Total	$14,562	$6,041	$24,234	$44,837	$12,423,417	$12,468,254
At September 30, 2018 and 2017, real estate loans include $8,501 and $14,736, respectively, of loans that were in the process of foreclosure.
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

	September 30,
	2018	2017
Real estate loans:
Residential Core	$41,628	$43,797
Residential Home Today	14,641	18,109
Home equity loans and lines of credit	21,483	17,185
Total non-accrual loans	$77,752	$79,091
At September 30, 2018 and 2017, respectively, the recorded investment in non-accrual loans includes $57,197 and $54,858 which are performing according to the terms of their agreement, of which $29,439 and $34,142 are loans in Chapter 7 bankruptcy status, primarily where all borrowers have filed, and have not reaffirmed or been dismissed.
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

The recorded investment in loan receivables at September 30, 2018 and 2017 is summarized in the following table. The table provides details of the recorded balances according to the method of evaluation used for determining the allowance for loan losses, distinguishing between determinations made by evaluating individual loans and determinations made by evaluating groups of loans not individually evaluated. Balances of recorded investments are adjusted for deferred loan fees, expenses and any applicable loans-in-process.

	September 30,
	2018			2017
	Individually	Collectively	Total	Individually	Collectively	Total
Real estate loans:
Residential Core	$91,360	$10,855,615	$10,946,975	$94,747	$10,666,296	$10,761,043
Residential Home Today	41,523	53,226	94,749	46,641	61,042	107,683
Home equity loans and lines of credit	47,911	1,793,916	1,841,827	39,172	1,530,879	1,570,051
Construction	—	27,140	27,140	—	26,427	26,427
Total real estate loans	180,794	12,729,897	12,910,691	180,560	12,284,644	12,465,204
Other consumer loans	—	3,021	3,021	—	3,050	3,050
Total	$180,794	$12,732,918	$12,913,712	$180,560	$12,287,694	$12,468,254
An analysis of the allowance for loan losses at September 30, 2018 and 2017 is summarized in the following table. The analysis provides details of the allowance for loan losses according to the method of evaluation, distinguishing between allowances for loan losses determined by evaluating individual loans and allowances for loan losses determined by evaluating groups of loans collectively.

	September 30,
	2018			2017
	Individually	Collectively	Total	Individually	Collectively	Total
Real estate loans:
Residential Core	$6,934	$11,354	$18,288	$7,336	$6,850	$14,186
Residential Home Today	2,139	1,065	3,204	2,250	2,258	4,508
Home equity loans and lines of credit	3,014	17,907	20,921	1,475	28,774	30,249
Construction	—	5	5	—	5	5
Total real estate loans	$12,087	$30,331	$42,418	$11,061	$37,887	$48,948
At September 30, 2018 and 2017, individually evaluated loans that required an allowance were comprised only of loans evaluated for impairment based on the present value of cash flows, such as performing TDRs, and loans with a further deterioration in the fair value of collateral not yet identified as uncollectible. All other individually evaluated loans received a charge-off if applicable.
Because many variables are considered in determining the appropriate level of general valuation allowances, directional changes in individual considerations do not always align with the directional change in the balance of a particular component of the general valuation allowance. At September 30, 2018 and 2017, respectively, allowances on individually reviewed loans evaluated for impairment based on the present value of cash flows, such as performing TDRs were $12,002 and $11,061, and allowances on loans with further deteriorations in the fair value of collateral not yet identified as uncollectible were $85 and $0.
Residential Core mortgage loans represent the largest portion of the residential real estate portfolio. The Company believes overall credit risk is low based on the nature, composition, collateral, products, lien position and performance of the portfolio. The portfolio does not include loan types or structures that have recently experienced severe performance problems at other financial institutions (sub-prime, no documentation or pay-option adjustable-rate mortgages). The portfolio contains adjustable-rate mortgage loans whereby the interest rate is locked initially for mainly three or five years then resets annually, subject to various re-lock options available to the borrower. The adjustable-rate feature may impact a borrower's ability to afford the higher payments upon rate reset during periods of rising interest rates. The principal amount of loans in the portfolio that are adjustable-rate mortgage loans was $5,166,282 and $4,816,567 at September 30, 2018 and 2017, respectively.

As described earlier in this footnote, Home Today loans have greater credit risk than traditional residential real estate mortgage loans. At September 30, 2018 and 2017, respectively, approximately 18% and 22% of Home Today loans include private mortgage insurance coverage. The majority of the coverage on these loans was provided by PMI Mortgage Insurance Co., which was seized by the Arizona Department of Insurance in 2011 and currently pays all claim payments at 72.5%. Appropriate adjustments have been made to the Association’s affected valuation allowances and charge-offs, and estimated loss severity factors were adjusted accordingly for loans evaluated collectively. The amount of loans in the Association's total owned residential portfolio covered by mortgage insurance provided by PMIC as of September 30, 2018 and 2017, respectively, was $39,367 and $61,470, of which $36,075 and $56,511 was current. The amount of loans in the Association's total owned residential portfolio covered by mortgage insurance provided by Mortgage Guaranty Insurance Corporation as of September 30, 2018 and 2017, respectively, was $20,912 and $28,946 of which $20,792 and $28,870 was current. As of September 30, 2018, MGIC's long-term debt rating, as published by the major credit rating agencies, did not meet the requirements to qualify as "high credit quality"; however, MGIC continues to make claims payments in accordance with its contractual obligations and the Association has not increased its estimated loss severity factors related to MGIC's claim paying ability. No other loans were covered by mortgage insurers that were deferring claim payments or which were assessed as being non-investment grade.
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

The recorded investment and the unpaid principal balance of impaired loans, including those reported as TDRs, as of September 30, 2018 and 2017, are summarized as follows. Balances of recorded investments are adjusted for deferred loan fees and expenses.

	September 30,
	2018			2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related IVA recorded:
Residential Core	$53,656	$69,516	$—	$47,507	$65,132	$—
Residential Home Today	16,006	35,532	—	18,780	41,064	—
Home equity loans and lines of credit	22,423	28,504	—	18,793	25,991	—
Total	$92,085	$133,552	$—	$85,080	$132,187	$—
With an IVA recorded:
Residential Core	$37,704	$37,774	$6,934	$47,240	$47,747	$7,336
Residential Home Today	25,517	25,492	2,139	27,861	28,210	2,250
Home equity loans and lines of credit	25,488	25,519	3,014	20,379	20,389	1,475
Total	$88,709	$88,785	$12,087	$95,480	$96,346	$11,061
Total impaired loans:
Residential Core	$91,360	$107,290	$6,934	$94,747	$112,879	$7,336
Residential Home Today	41,523	61,024	2,139	46,641	69,274	2,250
Home equity loans and lines of credit	47,911	54,023	3,014	39,172	46,380	1,475
Total	$180,794	$222,337	$12,087	$180,560	$228,533	$11,061
At September 30, 2018 and 2017, respectively, the recorded investment in impaired loans includes $165,391 and $162,020 of loans restructured in TDRs of which $10,468 and $11,884 are 90 days or more past due.
The average recorded investment in impaired loans and the amount of interest income recognized during period that the loans were impaired are summarized below.

	For the Years Ended September 30,
	2018		2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related IVA recorded:
Residential Core	$50,582	$2,968	$50,534	$1,411	$57,869	$1,288
Residential Home Today	17,393	1,150	19,444	337	21,573	352
Home equity loans and lines of credit	20,608	402	19,671	293	21,798	282
Total	$88,583	$4,520	$89,649	$2,041	$101,240	$1,922
With an IVA recorded:
Residential Core	$42,472	$1,571	$50,611	$1,891	$55,696	$2,228
Residential Home Today	26,689	1,590	29,584	1,445	33,158	1,756
Home equity loans and lines of credit	22,934	586	17,862	849	13,206	255
Construction	—	—	—	—	213	—
Total	$92,095	$3,747	$98,057	$4,185	$102,273	$4,239
Total impaired loans:
Residential Core	$93,054	$4,539	$101,145	$3,302	$113,565	$3,516
Residential Home Today	44,082	2,740	49,028	1,782	54,731	2,108
Home equity loans and lines of credit	43,542	988	37,533	1,142	35,004	537
Construction	—	—	—	—	213	—
Total	$180,678	$8,267	$187,706	$6,226	$203,513	$6,161

Interest on loans in non-accrual status is recognized on a cash basis. The amount of interest income on impaired loans recognized using a cash-basis method is $2,245, $1,443 and $1,400 for the years ended September 30, 2018, 2017 and 2016, respectively. Cash payments on loans with a partial charge-off are applied fully to principal, then to recovery of the charged off amount prior to interest income being recognized, except cash payments may be applied to interest capitalized in a restructuring when collection of remaining amounts due is considered probable. Interest income on the remaining impaired loans is recognized on an accrual basis.

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
Loans restructured in TDRs that are not evaluated based on collateral are separately evaluated for impairment on a loan by loan basis at the time of restructuring and at each subsequent reporting date for as long as they are reported as TDRs. The impairment evaluation is based on the present value of expected future cash flows discounted at the effective interest rate of the original loan. Expected future cash flows include a discount factor representing a potential for default. Valuation allowances are recorded for the excess of the recorded investments over the result of the cash flow analysis. Loans discharged in Chapter 7 bankruptcy are reported as TDRs and also evaluated based on the present value of expected future cash flows unless evaluated based on collateral. We evaluate these loans using the expected future cash flows because we expect the borrower, not liquidation of the collateral, to be the source of repayment for the loan. Other consumer loans are not considered for restructuring. A loan restructured in a TDR is classified as an impaired loan for a minimum of one year. After one year, that loan may be reclassified out of the balance of impaired loans if the loan was restructured to yield a market rate for loans of similar credit risk at the time of restructuring and the loan is not impaired based on the terms of the restructuring agreement. No loans whose terms were restructured in TDRs were reclassified from impaired loans during the years ended September 30, 2018, 2017 and 2016.
The recorded investment in TDRs by type of concession as of September 30, 2018 and September 30, 2017 is shown in the tables below.

September 30, 2018	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Restructurings	Bankruptcy	Total
Residential Core	$9,019	$418	$10,203	$19,625	$23,116	$21,832	$84,213
Residential Home Today	4,051	47	4,671	9,474	18,483	3,683	40,409
Home equity loans and lines of credit	148	6,192	1,950	25,478	2,563	4,438	40,769
Total	$13,218	$6,657	$16,824	$54,577	$44,162	$29,953	$165,391

September 30, 2017	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Restructurings	Bankruptcy	Total
Residential Core	$12,485	$521	$8,176	$21,278	$20,459	$23,670	$86,589
Residential Home Today	5,441	—	4,811	10,538	18,877	4,337	44,004
Home equity loans and lines of credit	106	6,033	373	14,661	1,471	8,783	31,427
Total	$18,032	$6,554	$13,360	$46,477	$40,807	$36,790	$162,020
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
For all loans restructured during the years ended September 30, 2018, 2017 and 2016 (set forth in the tables below), the pre-restructured outstanding recorded investment was not materially different from the post-restructured outstanding recorded investment.
The following tables set forth the recorded investment in TDRs restructured during the years presented, according to the types of concessions granted.

	For the Year Ended September 30, 2018
	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Restructurings	Bankruptcy	Total
Residential Core	$494	$166	$1,736	$3,938	$5,863	$3,085	$15,282
Residential Home Today	—	47	348	462	3,776	635	5,268
Home equity loans and lines of credit	64	1,468	23	13,630	1,240	370	16,795
Total	$558	$1,681	$2,107	$18,030	$10,879	$4,090	$37,345

	For the Year Ended September 30, 2017
	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Restructurings	Bankruptcy	Total
Residential Core	$818	$—	$1,340	$1,654	$2,176	$2,621	$8,609
Residential Home Today	147	—	456	458	2,734	469	4,264
Home equity loans and lines of credit	—	2,282	32	6,834	694	1,042	10,884
Total	$965	$2,282	$1,828	$8,946	$5,604	$4,132	$23,757

	For the Year Ended September 30, 2016
	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Restructurings	Bankruptcy	Total
Residential Core	$1,342	$—	$1,154	$4,444	$2,902	$4,929	$14,771
Residential Home Today	169	—	489	542	3,487	469	5,156
Home equity loans and lines of credit	58	1,371	33	5,842	459	1,360	9,123
Total	$1,569	$1,371	$1,676	$10,828	$6,848	$6,758	$29,050
Below summarizes the information on TDRs restructured within the previous 12 months of the period presented for which there was a subsequent payment default, at least 30 days past due on one scheduled payment, during the period presented.

	For the Year Ended September 30, 2018		For the Year Ended September 30, 2017		For the Year Ended September 30, 2016
TDRs That Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Residential Core	16	$2,474	17	$1,462	32	$2,282
Residential Home Today	17	540	25	1,126	26	1,088
Home equity loans and lines of credit	8	331	16	667	28	886
Total	41	$3,345	58	$3,255	86	$4,256
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

	Pass	Special Mention	Substandard	Loss	Total
September 30, 2018
Real Estate Loans:
Residential Core	$10,898,725	$—	$48,250	$—	$10,946,975
Residential Home Today	78,180	—	16,569	—	94,749
Home equity loans and lines of credit	1,813,502	4,216	24,109	—	1,841,827
Construction	27,140	—	—	—	27,140
Total real estate loans	$12,817,547	$4,216	$88,928	$—	$12,910,691

	Pass	Special Mention	Substandard	Loss	Total
September 30, 2017
Real Estate Loans:
Residential Core	$10,709,739	$—	$51,304	$—	$10,761,043
Residential Home Today	88,247	—	19,436	—	107,683
Home equity loans and lines of credit	1,545,658	3,837	20,556	—	1,570,051
Construction	26,427	—	—	—	26,427
Total real estate loans	$12,370,071	$3,837	$91,296	$—	$12,465,204
At September 30, 2018 and 2017, respectively, the recorded investment of impaired loans includes $95,916 and $94,104 of TDRs that are individually evaluated for impairment, but have adequately performed under the terms of the restructuring and are classified as Pass loans. At September 30, 2018 and 2017, respectively, there were $4,051 and $4,840 of loans classified Substandard and $4,216 and $3,837 of loans designated Special Mention that are not included in the recorded investment of impaired loans; rather, they are included in loans collectively evaluated for impairment.
Other consumer loans are internally assigned a grade of nonperforming when they become 90 days or more past due. At September 30, 2018 and 2017, no consumer loans were graded as nonperforming.
Activity in the allowance for loan losses is summarized as follows:

	For the Year Ended September 30, 2018
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$14,186	$2,460	$(959)	$2,601	$18,288
Residential Home Today	4,508	(1,898)	(1,363)	1,957	3,204
Home equity loans and lines of credit	30,249	(11,562)	(5,832)	8,066	20,921
Construction	5	—	—	—	5
Total real estate loans	$48,948	$(11,000)	$(8,154)	$12,624	$42,418

	For the Year Ended September 30, 2017
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$15,068	$(3,311)	$(3,029)	$5,458	$14,186
Residential Home Today	7,416	(1,943)	(2,276)	1,311	4,508
Home equity loans and lines of credit	39,304	(11,744)	(6,173)	8,862	30,249
Construction	7	(2)	—	—	5
Total real estate loans	$61,795	$(17,000)	$(11,478)	$15,631	$48,948

	For the Year Ended September 30, 2016
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$22,596	$(6,942)	$(4,294)	$3,708	$15,068
Residential Home Today	9,997	(1,253)	(2,761)	1,433	7,416
Home equity loans and lines of credit	38,926	255	(7,846)	7,969	39,304
Construction	35	(60)	—	32	7
Total real estate loans	$71,554	$(8,000)	$(14,901)	$13,142	$61,795

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
During 2018, 2017 and 2016, $400,136, $249,426 and $200,298, respectively, of mortgage loans were securitized and/or sold including accrued interest thereon. In these transactions, the Company retained residual interests in the form of mortgage loan servicing rights. Primary economic assumptions used to measure the value of the Company’s retained interests at the date of sale resulting from the completed transactions were as follows (per annum):

	2018	2017
Primary prepayment speed assumptions (weighted average annual rate)	12.8%	9.9%
Weighted average life (years)	23.9	22.2
Amortized cost to service loans (weighted average)	0.12%	0.12%
Weighted average discount rate	12%	12%
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

September 30, 2018
Fair value of mortgage loan servicing rights	$15,580
Prepayment speed assumptions (weighted average annual rate)	16.6%
Impact on fair value of 10% adverse change	$(548)
Impact on fair value of 20% adverse change	$(1,049)
Estimated prospective annual cost to service loans (weighted average)	0.12%
Impact on fair value of 10% adverse change	$(1,434)
Impact on fair value of 20% adverse change	$(2,869)
Discount rate	12.0%
Impact on fair value of 10% adverse change	$(562)
Impact on fair value of 20% adverse change	$(1,081)
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
Servicing rights are evaluated periodically for impairment based on the fair value of those rights. Twenty-two risk tranches are used in evaluating servicing rights for impairment, segregated primarily by interest rate stratum within original term to maturity categories with additional strata for less uniform account types.

Activity in mortgage servicing rights is summarized as follows:

	Year Ended September 30,
	2018	2017	2016
Balance—beginning of year	$8,375	$8,852	$9,988
Additions from loan securitizations/sales	1,909	1,347	1,044
Amortization (1)	(1,444)	(1,824)	(2,180)
Net change in valuation allowance	—	—	—
Balance—end of year	$8,840	$8,375	$8,852
Fair value of capitalized amounts	$15,580	$16,102	$16,428
(1) Year ended September 30, 2018 amount includes $48 related to the repurchase of loans previously sold and serviced by the Association.
The Company receives annual servicing fees ranging from 0.02% to 0.98% of the outstanding loan balances. Servicing income, net of amortization of capitalized servicing rights, included in Non-interest income, amounted to $4,288 in 2018, $4,257 in 2017 and $4,696 in 2016. The unpaid principal balance of mortgage loans serviced for others was approximately $1,927,886, $1,849,653 and $1,959,467 at September 30, 2018, 2017 and 2016, respectively. The ratio of capitalized servicing rights to the unpaid principal balance of mortgage loans serviced for others was 0.46%, 0.45%, and 0.45% at September 30, 2018, 2017 and 2016, respectively.
7. PREMISES, EQUIPMENT AND SOFTWARE, NET
Premises, equipment and software at cost are summarized as follows:

	September 30,
	2018	2017
Land	$12,183	$12,183
Office buildings	78,470	76,003
Furniture, fixtures and equipment	35,495	33,313
Software	17,395	17,432
Leasehold improvements	15,370	15,224
	158,913	154,155
Less: accumulated depreciation and amortization	(95,514)	(93,280)
Total	$63,399	$60,875
During the years ended September 30, 2018, 2017 and 2016, depreciation and amortization expense on premises, equipment, and software was $5,722, $5,633 and $5,507, respectively.
The Company leases certain of its branches under renewable operating lease agreements. Future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more consisted of the following at September 30, 2018:

Years Ending September 30,
2019	$6,444
2020	5,521
2021	4,451
2022	3,060
2023	2,045
Thereafter	5,546

During the years ended September 30, 2018, 2017 and 2016, rental expense was $7,069, $6,929 and $6,711, respectively, and appears in office property, equipment, and software in the accompanying statements.

The Company, as lessor, leases certain commercial office buildings. The Company anticipates receiving future minimum payments of the following as of September 30, 2018:

Years Ending September 30,
2019	$2,187
2020	2,123
2021	2,111
2022	2,178
2023	2,248
During the years ended September 30, 2018, 2017 and 2016, rental income was $2,148, $1,857 and $1,556 respectively, and appears in other non-interest income in the accompanying statements.
8. ACCRUED INTEREST RECEIVABLE
Accrued interest receivable is summarized as follows:

	September 30,
	2018	2017
Investment securities	$1,352	$1,270
Loans	37,344	34,209
Total	$38,696	$35,479
9. DEPOSITS
Deposit account balances are summarized by interest rate as follows:

	Stated Interest Rate	September 30,
		2018		2017
		Amount	Percent	Amount	Percent
Checking accounts	0.00–0.25%	$913,525	10.8%	$987,001	12.1%
Savings accounts	0.00–1.75	1,256,054	14.8	1,473,415	18.1
Subtotal		2,169,579	25.6	2,460,416	30.2
Certificates of deposit	0.00–0.99	658,767	7.7	877,684	10.8
	1.00–1.99	3,745,576	44.1	4,348,918	53.3
	2.00–2.99	1,845,618	21.7	449,358	5.5
	3.00–3.99	67,655	0.8	8,648	0.1
	4.00 and above	665	0.1	4,628	0.1
		6,318,281	74.4	5,689,236	69.8
Subtotal		8,487,860	100.0	8,149,652	100.0
Accrued interest		3,723	—	1,973	—
Total deposits		$8,491,583	100.0%	$8,151,625	100.0%
At September 30, 2018 and 2017, the weighted average interest rate was 0.44% and 0.14% on savings accounts; 0.22% and 0.09% on checking accounts; 1.83% and 1.52% on certificates of deposit, respectively; and 1.45% and 1.10% on total deposits, respectively.
The aggregate amount of certificates of deposit in denominations of $100 or more totaled approximately $3,155,664 and $2,685,662 at September 30, 2018 and 2017, respectively. In accordance with the DFA, the maximum amount of deposit insurance is $250 per depositor.
Brokered certificates of deposit, which are used as a cost effective funding alternative, totaled $670,081 and $620,705 at September 30, 2018 and 2017, respectively. The FDIC places restrictions on banks with regard to issuing brokered deposits based on the bank's capital classification. A well-capitalized institution may accept brokered deposits without FDIC restrictions.

An adequately capitalized institution must obtain a waiver from the FDIC in order to accept brokered deposits, while an undercapitalized institution is prohibited by the FDIC from accepting brokered deposits.
The scheduled maturity of certificates of deposit is as follows:

	September 30, 2018
	Amount	Percent
12 months or less	$2,509,698	39.7%
13 to 24 months	1,785,405	28.3%
25 to 36 months	979,578	15.5%
37 to 48 months	501,356	7.9%
49 to 60 months	310,083	4.9%
Over 60 months	232,161	3.7%
Total	$6,318,281	100.0%
Interest expense on deposits is summarized as follows:

	Year Ended September 30,
	2018	2017
Certificates of deposit	$97,383	$84,410
Checking accounts	1,406	918
Savings accounts	3,466	2,093
Total	$102,255	$87,421
10. BORROWED FUNDS
Federal Home Loan Bank borrowings at September 30, 2018 are summarized in the table below. The amount and weighted average rates of certain FHLB Advances reflect the net impact of deferred penalties discussed below:

	Amount	Weighted Average Rate
Maturing in:
12 months or less	$3,339,478	2.15%
13 to 24 months	329,816	1.82%
25 to 36 months	939	1.55%
37 to 48 months	—	—%
49 to 60 months	18,285	2.62%
over 60 months	27,372	1.66%
Total FHLB Advances	3,715,890	2.12%
Accrued interest	5,809
Total	$3,721,699

Through the use of interest rate swaps discussed in Note 17. Derivative Instruments, $1,725,000 of FHLB advances included in the table above as maturing in 12 months or less, have effective maturities, assuming no early terminations of the swap contracts, as shown below:

Effective Maturity:	Amount	Swap Adjusted Weighted Average Rate

13 to 24 months	$50,000	1.23%
25 to 36 months	525,000	1.19%
37 to 48 months	900,000	1.90%
49 to 60 months	250,000	2.49%
Total FHLB Advances under swap contracts	$1,725,000	1.75%
During fiscal year 2016, $150,000 fixed-rate FHLB advances with remaining terms of approximately four years were prepaid and replaced with new four- and five-year interest rate swap arrangements. The deferred repayment penalties of $2,408 related to the $150,000 of restructuring are being recognized in interest expense over the remaining term of the swap contracts.
The following table sets forth certain information relating to Federal Home Loan Bank short-term borrowings at or for the periods indicated.

	At or For the Fiscal Years Ended September 30,
	2018	2017	2016
Balance at end of year	$2,925,000	$2,610,000	$1,451,000
Maximum outstanding at any month-end	$2,925,000	$2,610,000	$1,451,000
Average balance during year	$2,707,566	$1,976,281	$934,689
Average interest rate during the fiscal year	1.71%	0.89%	0.42%
Weighted average interest rate at end of year	2.13%	1.22%	0.47%
Interest expense	$46,612	$17,826	$3,984
The Association’s maximum borrowing capacity at the FHLB, under the most restrictive measure, was an additional $128,969 at September 30, 2018. Pursuant to collateral agreements with FHLB of Cincinnati, advances are secured by a blanket lien on qualifying first mortgage loans. In addition to the existing available capacity, the Association’s capacity limit for additional borrowings from the FHLB of Cincinnati was $4,776,961 at September 30, 2018, subject to satisfaction of the FHLB of Cincinnati common stock ownership requirement. To satisfy the common stock ownership requirement, the Association would have to increase its ownership of FHLB of Cincinnati common stock by an additional $95,539. The terms of the advances include various restrictive covenants including limitations on the acquisition of additional debt in excess of specified levels. As of September 30, 2018, the Association was in compliance with all such covenants. The Association’s borrowing capacity at the FRB-Cleveland Discount Window was $55,606 at September 30, 2018.

11. OTHER COMPREHENSIVE INCOME (LOSS)
The change in accumulated other comprehensive income (loss) by component is as follows:

	Unrealized Gains (Losses) on Securities Available for Sale	Cash Flow Hedges	Defined Benefit Plan	Total
Fiscal year 2016 activity
Balance at September 30, 2015	$1,926	$—	$(14,991)	$(13,065)
Other comprehensive income (loss) before reclassifications, net of tax expense of $(4,621)	(1,510)	(2,389)	(4,682)	(8,581)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax expense of $1,089	—	1,018	1,002	2,020
Other comprehensive income (loss)	(1,510)	(1,371)	(3,680)	(6,561)
Balance at September 30, 2016	$416	$(1,371)	$(18,671)	$(19,626)
Fiscal year 2017 activity
Other comprehensive loss before reclassifications, net of tax expense of $4,479	(3,331)	9,186	2,463	8,318
Amounts reclassified from accumulated other comprehensive loss, net of tax expense of $2,055	—	2,434	1,382	3,816
Other comprehensive loss	(3,331)	11,620	3,845	12,134
Balance at September 30, 2017	$(2,915)	$10,249	$(14,826)	$(7,492)
Fiscal year 2018 activity
Other comprehensive income (loss) before reclassifications, net of tax expense of $10,638	(9,436)	40,187	1,625	32,376
Amounts reclassified from accumulated other comprehensive income (loss), net of tax expense of $(472)	—	(2,847)	1,227	(1,620)
Other comprehensive (loss) income	(9,436)	37,340	2,852	30,756
Adoption of ASU 2018-02	(1,273)	4,325	(3,094)	(42)
Balance at September 30, 2018	$(13,624)	$51,914	$(15,068)	$23,222

The following table presents the reclassification adjustment out of accumulated other comprehensive income (loss) included in net income and the corresponding line item on the consolidated statements of income for the periods indicated:

Details about Accumulated Other Comprehensive Income Components	For the Years Ended September 30,			Line Item in the Statement of Income
	2018	2017	2016
Cash flow hedges:
Interest expense, effective portion	$(3,771)	$3,745	$1,567	Interest expense
Income tax	924	(1,311)	(549)	Income tax expense
Net of income tax	$(2,847)	$2,434	$1,018

Amortization of pension plan:
Actuarial loss	$1,679	$2,126	$1,542	(a)
Income tax	(452)	(744)	(540)	Income tax expense
Net of income tax	1,227	1,382	1,002
Adoption of ASU 2018-02	(42)	—	—	(b)
Total reclassifications for the period	$(1,662)	$3,816	$2,020
(a) These items are included in the computation of net period pension cost. See Note 13. Employee Benefit Plans for additional disclosure.
(b) This item is a reclassification between AOCI and Retained Earnings due to the adoption of ASU 2018-02.

12. INCOME TAXES
The components of the income tax provision are as follows:

	Year Ended September 30,
	2018	2017	2016
Current tax expense:
Federal	$30,044	$39,794	$29,833
State	1,805	1,121	878
Deferred tax expense (benefit):
Federal	3,836	3,634	11,045
State	72	(85)	54
Income tax provision	$35,757	$44,464	$41,810
Reconciliation from tax at the statutory rate to the income tax provision is as follows:

	Year Ended September 30,
	2018	2017	2016
Tax at statutory rate	24.5%	35.0%	35.0%
State tax, net	1.2	0.5	0.5
Non-taxable income from bank owned life insurance contracts	(1.2)	(1.7)	(2.1)
Remeasurement of deferred tax assets	5.4	—	—
Other, net	(0.4)	(0.5)	0.8
Income tax provision	29.5%	33.3%	34.2%

Temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities that gave rise to significant portions of net deferred taxes relate to the following:

	September 30,
	2018	2017
Deferred tax assets:
Loan loss reserve	$15,450	$26,690
Deferred compensation	5,598	12,280
Pension	—	2,696
Property, equipment and software basis difference	759	2,180
Other	2,012	2,482
Total deferred tax assets	23,819	46,328
Deferred tax liabilities:
FHLB stock basis difference	5,048	7,999
Mortgage servicing rights	1,263	1,583
Pension	16	—
Goodwill	2,138	3,473
Deferred loan costs, net of fees	11,190	15,288
Other	2,288	1,994
Total deferred tax liabilities	21,943	30,337
Net deferred tax asset	$1,876	$15,991
In the accompanying Consolidated Statements of Condition the net deferred tax asset is included in Other assets.
A valuation allowance is established to reduce deferred tax assets if it is more likely than not that the related tax benefits will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. There was no valuation allowance required at September 30, 2018 or 2017.
Retained earnings at September 30, 2018 and 2017 included approximately $104,861 for which no provision for federal or state income tax has been made. This amount represents allocations of income during years prior to 1988 to bad debt deductions for tax purposes only. These qualifying and nonqualifying base year reserves and supplemental reserves will be recaptured into income in the event of certain distributions and redemptions. Such recapture would create income for tax purposes only, which would be subject to the then current corporate income tax rate. However, recapture would not occur upon the reorganization, merger, or acquisition of the Association, nor if the Association is merged or liquidated tax-free into a bank or undergoes a charter change. If the Association fails to qualify as a bank or merges into a nonbank entity, these reserves will be recaptured into income.
The provisions of Accounting for Uncertainty in Income Taxes, codified within FASB ASC 740 “Income Taxes,” prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement for a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Tax positions must meet a more-likely-than-not recognition threshold in order for the related tax benefit to be recognized or continue to be recognized. As of September 30, 2018 and 2017, the Company had no unrecognized tax benefits. The Company does not anticipate the total amount of unrecognized tax benefits to significantly change within the next 12 months.

The Company recognizes interest and penalties on income tax assessments or income tax refunds, where applicable, in the financial statements as a component of its provision for income taxes. The Company recognized no interest expense or penalties on income tax assessments during the years ended September 30, 2018, 2017 and 2016. Total interest accrued was $0 at September 30, 2018 and 2017.
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
During the year ended September 30, 2018, the Company recorded $6,610 of income tax expense to recognize the impact of changes in federal income tax rates and other provisions of the Act on the net deferred tax asset.
The Company’s effective income tax rate was 29.5%, 33.3% and 34.2% for the years ending September 30, 2018, 2017 and 2016, respectively. The decrease in the effective rate for the year ended September 30, 2018 compared to the same periods during fiscal 2017 and 2016 is primarily due to the impact of the Act as discussed above.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and city jurisdictions. With few exceptions, the Company is no longer subject to income tax examinations in its major jurisdictions for tax years prior to 2015.
The Company makes certain investments in limited partnerships which invest in affordable housing projects that qualify for the Low Income Housing Tax Credit. The Company acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnership. The Company accounts for its interests in LIHTCs using the proportional amortization method. The impact of the Company's investments in tax credit entities on the provision for income taxes was not material for the years ended September 30, 2018, 2017 and 2016.
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

The following table sets forth the change in projected benefit obligation for the defined benefit plan:

	September 30,
	2018	2017
Projected benefit obligation at beginning of year	$82,218	$84,218
Interest cost	3,095	3,068
Actuarial loss and other	(1,165)	(955)
Benefits paid	(3,539)	(4,113)
Projected benefit obligation at end of year	$80,609	$82,218
The following table reconciles the beginning and ending balances of the fair value of Plan assets and presents the funded status of the Plan recognized in the Consolidated Statements of Condition at the September 30 measurement dates:

	September 30,
	2018	2017
Fair value of plan assets at beginning of the year	$72,806	$65,951
Actual return on plan assets	5,035	6,968
Employer contributions	5,000	4,000
Benefits paid	(3,539)	(4,113)
Fair value of plan assets at end of year	$79,302	$72,806
Funded status of the plan—asset (liability)	$(1,307)	$(9,412)
The components of net periodic cost recognized in the Consolidated Statements of Income are as follows:

	Year Ended September 30,
	2018	2017	2016
Interest Cost	3,095	3,068	3,288
Expected return on plan assets	(4,142)	(4,134)	(4,111)
Amortization of net loss and other	1,679	2,126	1,542
Net periodic benefit (income) cost	$632	$1,060	$719
There were no required minimum employer contributions during the fiscal year ended September 30, 2018. The Company made a voluntary contribution of $5,000 during the current fiscal year.
Plan assets consist of investments in pooled separate accounts that invest in mutual funds, equity securities, debt securities, or real estate investments. Pooled separate accounts are valued at net asset value per share at the reporting date. The fair values of the underlying investments used to determine net asset value of the pooled separate accounts are primarily publicly quoted prices or quoted prices for similar assets in active or non-active markets. In accordance with Subtopic 820-10, certain investments measured at fair value using the net asset value per share practical expedient are not classified in the fair value hierarchy described in Note 16. Fair Value.
The following table presents the fair value of Plan assets.

	September 30,
	2018				2017
	Fair Value (in thousands)	Unfunded Commitments	Redemption Frequency (if currently eligible)	Redemption Notice Period	Fair Value (in thousands)	Unfunded Commitments	Redemption Frequency (if currently eligible)	Redemption Notice Period
Pooled Separate Accounts	$79,302	N/A	Daily	7 Days	$72,806	N/A	Daily	7 Days

There are no redemption restrictions on Plan assets at September 30, 2018. Redemptions may be deferred for a longer period if conditions do not permit an orderly transfer or for certain investments of an illiquid nature.
The following additional information is provided with respect to the Plan:

	September 30,
	2018	2017	2016
Assumptions and dates used to determine benefit obligations:
Discount rate	4.15%	3.90%	3.75%
Rate of compensation increase	n/a	n/a	n/a

Assumptions used to determine net periodic benefit cost:
Discount rate	3.90%	3.75%	4.40%
Long-term rate of return on plan assets	6.25%	7.00%	7.50%
Rate of compensation increase (graded scale)	n/a	n/a	n/a

The expected long-term return on plan assets assumption was developed as a weighted average rate based on the target asset allocation of the plan and the Long-Term Capital Market Assumptions for the corresponding fiscal year end. Management evaluates the historical performance of the various asset categories, as well as current expectations in determining the adequacy of the assumed rates of return in meeting Plan obligations. If warranted, the assumption is modified.
The following table provides estimates of expected future benefit payments during each of the next five fiscal years, as well as in the aggregate for years six through ten. Additionally, the table includes the minimum employer contributions expected during the next fiscal year.

Expected Benefit Payments During the Fiscal Years Ending September 30:
2019	$5,630
2020	4,960
2021	5,160
2022	4,140
2023	4,520
Aggregate expected benefit payments during the five fiscal year period beginning October 1, 2024, and ending September 30, 2029	22,930
Minimum employer contributions expected to be paid during the fiscal year ending September 30, 2019	—
Effective September 30, 2006, the Company adopted the provisions of FASB ASC 715 “Compensation – Retirement Benefits” which requires an employer to recognize the funded status of its Plan in the statement of financial condition by a charge to AOCI. For the fiscal years ended September 30, 2018, 2017, and 2016, AOCI includes pretax net actuarial losses of $19,073, $22,809, and $28,725, respectively, which have not been recognized as components of net periodic benefit costs as of the measurement date (there was no transition obligation at any date).
The Company expects that $1,336 of net actuarial losses will be recognized as AOCI components of net periodic benefit cost during the fiscal year ended September 30, 2019.
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
The total of the Company’s matching and discretionary contributions related to the 401(k) savings plan for the years ended September 30, 2018, 2017 and 2016 was $3,703, $3,456 and $3,412, respectively.

Employee (Associate) Stock Ownership Plan—The Company established an ESOP for its employees effective January 1, 2006. The ESOP is a tax-qualified plan designed to invest primarily in the Company’s common stock and provides employees with an opportunity to receive a funded retirement benefit, based primarily on the value of the Company’s common stock. The ESOP covers all eligible employees of the Company and its wholly-owned subsidiaries. Employees are eligible to participate in the ESOP after attainment of age 18, completion of 1,000 hours of service, and employment on the last day of the plan’s calendar year. Company contributions to the plan are at the discretion of the Board of Directors. The ESOP is accounted for in accordance with the provisions for stock compensation in FASB ASC 718. Compensation expense for the ESOP is based on the market price of the Company’s stock and is recognized as shares are committed to be released to participants. The total compensation expense related to this plan in the 2018, 2017 and 2016 fiscal years was $6,639, $7,342 and $7,714, respectively.
The ESOP was authorized to purchase, and did purchase, 11,605,824 shares of the Company’s common stock at a price of $10 per share with a 2006 plan year cash contribution and the proceeds of a loan from the Company to the ESOP. The outstanding loan principal balance as of September 30, 2018 and 2017 was $57,986 and $61,759, respectively. Shares of the Company’s common stock pledged as collateral for the loan are released from the pledge for allocation to participants as loan payments are made. At September 30, 2018, 6,405,748 shares have been allocated to participants and 325,005 shares were committed to be released. Shares that are committed to be released will be allocated to participants at the end of the plan year (December 31). ESOP shares that are unallocated or not yet committed to be released totaled 4,875,071 at September 30, 2018, and had a fair market value of $73,175. Participants have the option to receive dividends on allocated shares in cash or leave the dividend in the ESOP. Dividends are reinvested in Company stock for those participants who choose to leave their dividends in the ESOP or who do not make an election. The purchase of Company stock for reinvestment of dividends is made in the open market on or about the date of the cash disbursement to the participants who opt to take dividends in cash. Dividends on unallocated shares held in the Employer Stock fund were paid to the trustee to be used to make payments on the outstanding loan obligation.
14. EQUITY INCENTIVE PLAN
At a special meeting of shareholders held on May 29, 2008, shareholders of the Company approved the TFS Financial Corporation 2008 Equity Incentive Plan. The Company adopted the provisions related to share-based compensation in FASB ASC 718 and FASB ASC 505, upon approval of the 2008 Equity Incentive Plan, and began to expense the fair value of all share-based compensation granted over the requisite service periods. At the annual meeting of shareholders held on February 22, 2018, shareholders of the Company approved the TFS Financial Corporation Amended and Restated 2008 Equity Incentive Plan. The Amended and Restated 2008 Equity Incentive Plan is substantially similar to the previous plan, except that the number of future shares eligible to be granted has been reduced to 8,450,000 shares and the term to grant shares has been extended to February 21, 2028. The 2008 Equity Incentive Plan and the Amended and Restated 2008 Equity Incentive Plan are collectively referred to as the "Equity Plan”.
During the year ended September 30, 2018, the Compensation Committee of the Company’s Board of Directors approved the issuance of an additional 1,067,100 stock options and 470,100 restricted stock units to certain directors, officers and employees of the Company. Included in the totals are 22,000 stock options and 22,000 restricted stock units awarded under the Amended and Restated 2008 Equity Incentive Plan. The remaining awards were made pursuant to the 2008 Equity Incentive Plan prior to the February 22, 2018 shareholder meeting.
Amendments to FASB ASC 718 requires the Company to report the benefits of realized tax deductions in excess of the deferred tax benefits previously recognized for compensation expense as an operating cash flow. Prior to the year ended September 30, 2017, excess tax benefits were reported as a financing cash flow. The Company recorded an excess tax benefit of $125, $1,058, and $3,198 for 2018, 2017 and 2016, respectively.
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
During the years ended September 30, 2018, 2017 and 2016, the Company recorded $4,718, $3,893 and $5,723, respectively, of share-based compensation expense, comprised of stock option expense of $1,251, $1,502 and $2,473, respectively and restricted stock units expense of $3,468, $2,391 and $3,250, respectively. The tax benefit recognized in net income related to share-based compensation expense was $1,024, $1,195 and $1,776, respectively.

The following is a summary of the status of the Company’s restricted stock units as of September 30, 2018 and changes therein during the year then ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Outstanding at September 30, 2017	1,169,068	$13.18
Granted	470,100	$14.81
Exercised	(288,033)	$15.73
Forfeited	(15,710)	$14.78
Outstanding at September 30, 2018	1,335,425	$13.19
Vested and exercisable, at September 30, 2018 (1)	811,920	$11.91
Vested and expected to vest, at September 30, 2018	1,335,425	$13.19
(1) Represents shares that have vested but will not be issued until the recipients are no longer employed by the Company.
The weighted average grant date fair value of restricted stock units granted during the years ended September 30, 2018, 2017 and 2016 was $14.81, $19.26 and $19.06 per share, respectively. The total fair value of restricted stock units vested during the years ended September 30, 2018, 2017 and 2016 was $6,996, $2,655, and $2,519, respectively. Expected future compensation expense relating to the non-vested restricted stock units at September 30, 2018 is $4,625 over a weighted average period of 2.03 years.
The following is a summary of the Company’s stock option activity and related information for the Equity Plan for the year ended September 30, 2018:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2017	4,516,432	$13.26	5.54	$15,057
Granted	1,067,100	$14.77
Exercised	(501,275)	$11.73		$2,058
Forfeited	(94,295)	$14.76		$28
Outstanding at September 30, 2018	4,987,962	$13.71	5.84	$9,417
Vested and exercisable, at September 30, 2018	3,573,142	$12.96	4.70	$9,120
Vested or expected to vest, at September 30, 2018	4,987,962	$13.71	5.84	$9,417

The fair value of the option grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions.

	2018	2017
Expected dividend yield	4.60%	2.59%
Expected volatility	16.56%	21.97%
Risk-free interest rate	2.33%	1.86%
Expected option term (in years)	6.00	6.00
The expected dividend yield for 2018 was estimated on the then-current annualized dividend payout of $0.68 per share which was not expected to change. The expected dividend yield for 2017 was estimated based on the then-current annualized dividend payout of $0.50 per share which was not expected to change. Volatility of the company’s stock was used in the estimation of fair value. Management estimated the expected life of the options using the simplified method allowed under SEC Staff Accounting Bulletin 110, which expresses the views of the SEC regarding the use of a “simplified” method, as discussed in Staff Accounting Bulletin No. 107. The five and seven year Treasury yield in effect at the time of the grant provides the risk-free rate of return for periods within the expected term of the options.

The weighted average grant date fair value of options granted during the years ended September 30, 2018, 2017 and 2016 was $1.22, $3.22, and $3.48 per share, respectively. Expected future compensation expense relating to the non-vested options outstanding as of September 30, 2018 is $1,452 over a weighted average period of 1.82 years. Upon exercise of vested options, management expects to draw on treasury stock as the source of the shares. At September 30, 2018, no future awards are authorized under the 2008 Equity Incentive Plan, and the number of common shares authorized for award under the Amended and Restated 2008 Equity Incentive Plan was 8,450,000, of which 8,406,000 shares remain available for future award.
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
At September 30, 2018, the Company had commitments to originate loans as follows:

Fixed-rate mortgage loans	$143,208
Adjustable-rate mortgage loans	137,477
Equity loans and lines of credit including bridge loans	135,135
Total	$415,820

At September 30, 2018, the Company had unfunded commitments outstanding as follows:

Equity lines of credit	$1,772,947
Construction loans	36,549
Limited partner investments	11,541
Total	$1,821,037
At September 30, 2018, the unfunded commitment on home equity lines of credit, including commitments for accounts suspended as a result of material default or a decline in equity, is $1,797,283.
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

As permitted under the fair value guidance in U.S. GAAP, the Company elects to measure at fair value, mortgage loans classified as held for sale that are subject to pending agency contracts to securitize and sell loans. This election is expected to reduce volatility in earnings related to market fluctuations between the contract trade and settlement dates. At September 30, 2018 and 2017, respectively, there were no loans held for sale, subject to pending agency contracts for which the fair value option was elected.
Presented below is a discussion of the methods and significant assumptions used by the Company to estimate fair value.
Investment Securities Available for Sale—Investment securities available for sale are recorded at fair value on a recurring basis. At September 30, 2018 and 2017, respectively, this includes $531,965 and $537,479 of investments in U.S. government and agency obligations including U.S. Treasury notes and investments in highly liquid collateralized mortgage obligations issued by Fannie Mae, Freddie Mac, and Ginnie Mae. Values at both dates are measured using the market approach. The fair values of collateralized mortgage obligations represent unadjusted price estimates obtained from third party independent nationally recognized pricing services using pricing models or quoted prices of securities with similar characteristics and are included in Level 2 of the hierarchy. Third party pricing is reviewed on a monthly basis for reasonableness based on the market knowledge and experience of company personnel that interact daily with the markets for these types of securities.
Mortgage Loans Held for Sale—The fair value of mortgage loans held for sale is estimated on an aggregate basis using a market approach based on quoted secondary market pricing for loan portfolios with similar characteristics. Loans held for sale are carried at the lower of cost or fair value except, as described above, the Company elects the fair value measurement option for mortgage loans held for sale subject to pending agency contracts to securitize and sell loans. Loans held for sale are included in Level 2 of the hierarchy. At September 30, 2018 and 2017, respectively, there were $659 and $351 of loans held for sale carried at cost.
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
Loans held for investment that have been restructured in TDRs and are performing according to the restructured terms of the loan agreement are individually evaluated for impairment using the present value of future cash flows based on the loan’s effective interest rate, which is not a fair value measurement. At September 30, 2018 and 2017, respectively, this included $98,459 and $95,480 in recorded investment of TDRs with related allowances for loss of $12,002 and $11,061.
Real Estate Owned—Real estate owned includes real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of the cost basis or fair value less estimated costs to dispose. Fair value is estimated under the market approach using independent third party appraisals. As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions. At September 30, 2018 and 2017, these adjustments were not significant to reported fair values. At September 30, 2018 and 2017, respectively, $1,238 and $3,479 of real estate owned is included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis where the cost basis equals or exceeds the estimate of fair values less costs to dispose of these properties. Real estate owned, as reported in the Consolidated Statements of Condition, includes estimated costs to dispose of $132 and $401 related to properties measured at fair value and $1,688 and $2,443 of properties carried at their original or adjusted cost basis at September 30, 2018 and 2017, respectively.
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

Assets and liabilities carried at fair value on a recurring basis in the Consolidated Statements of Condition at September 30, 2018 and 2017 are summarized below.

		Recurring Fair Value Measurements at Reporting Date Using
	September 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment securities available for sale:
REMIC’s	$519,999	$—	$519,999	$—
Fannie Mae certificates	7,998	—	7,998	—
U.S. government and agency obligations	$3,968	$—	$3,968	$—
Total	$531,965	$—	$531,965	$—
Liabilities
Derivatives:
Interest rate lock commitments	2	—	—	2
Total	$2	$—	$—	$2

		Recurring Fair Value Measurements at Reporting Date Using
	September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment securities available for sale:
REMIC’s	528,536	—	528,536	—
Fannie Mae certificates	8,943	—	8,943	—
Derivatives:
Interest rate lock commitments	58	—	—	58
Interest rate swaps	17,001	—	17,001	—
Total	$554,538	$—	$554,480	$58
Liabilities
Derivatives:
Interest rate swaps	1,233	—	1,233	—
Total	$1,233	$—	$1,233	$—
The table below presents a reconciliation of the beginning and ending balances and the location within the Consolidated Statements of Income where gains (losses) due to changes in fair value are recognized on interest rate lock commitments which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Interest Rate Lock Commitments
	Year Ended September 30,
	2018	2017	2016
Beginning balance	$58	$99	$79
Gain (loss) during the period due to changes in fair value:
Included in other non-interest income	(60)	(41)	20
Ending balance	$(2)	$58	$99
Change in unrealized gains for the period included in earnings for assets held at end of the reporting date	$(2)	$58	$99
Summarized in the tables below are those assets measured at fair value on a nonrecurring basis.

		Nonrecurring Fair Value Measurements at Reporting Date Using
	September 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans, net of allowance	$82,250	$—	$—	$82,250
Real estate owned(1)	1,238	—	—	1,238
Total	$83,488	$—	$—	$83,488
______________________
(1) Amounts represent fair value measurements of properties before deducting estimated costs to dispose.

		Nonrecurring Fair Value Measurements at Reporting Date Using
	September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans, net of allowance	$85,080	$—	$—	$85,080
Real estate owned(1)	3,479	—	—	3,479
Total	$88,559	$—	$—	$88,559
 ______________________

(1)    Amounts represent fair value measurements of properties before deducting estimated costs to dispose.
The following provides quantitative information about significant unobservable inputs categorized within Level 3 of the Fair Value Hierarchy. The interest rate lock commitments at September 30, 2018 include both mortgage origination applications and preapprovals. Preapprovals have a much lower closure rate than origination applications as reflected in the weighted average closure rate for the period ending September 30, 2018.

	Fair Value						Weighted
	9/30/2018	Valuation Technique(s)	Unobservable Input	Range			Average
Impaired loans, net of allowance	$82,250	Market comparables of collateral discounted to estimated net proceeds	Discount appraised value to estimated net proceeds based on historical experience:
			• Residential Properties	0	-	28%	6.4%

Interest rate lock commitments	$(2)	Quoted Secondary Market pricing	Closure rate	0	-	100%	50.0%

	Fair Value						Weighted
	9/30/2017	Valuation Technique(s)	Unobservable Input	Range			Average
Impaired loans, net of allowance	$85,080	Market comparables of collateral discounted to estimated net proceeds	Discount appraised value to estimated net proceeds based on historical experience:
			• Residential Properties	0	-	28%	7.6%

Interest rate lock commitments	$58	Quoted Secondary Market pricing	Closure rate	0	-	100%	93.0%
The following table presents the carrying amount and estimated fair value of the Company’s financial instruments.

	September 30, 2018
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and due from banks	$29,056	$29,056	$29,056	$—	$—
Interest earning cash equivalents	240,719	240,719	240,719	—	—
Investment securities available for sale	531,965	531,965	—	531,965	—
Mortgage loans held for sale	659	661	—	661	—
Loans-net:
Mortgage loans held for investment	12,868,273	12,908,729	—	—	12,908,729
Other loans	3,021	3,045	—	—	3,045
Federal Home Loan Bank stock	93,544	93,544	N/A	—	—
Accrued interest receivable	38,696	38,696	—	38,696	—
Cash collateral held by counterparty	13,794	13,794	13,794	—	—
Liabilities:
Checking and passbook accounts	$2,169,579	$2,169,579	$—	$2,169,579	$—
Certificates of deposit	6,322,004	6,006,951	—	6,006,951	—
Borrowed funds	3,721,699	3,724,020	—	3,724,020	—
Borrowers’ advances for taxes and insurance	103,005	103,005	—	103,005	—
Principal, interest and escrow owed on loans serviced	31,490	31,490	—	31,490	—
Derivatives	2	2	—	—	2

	September 30, 2017
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and due from banks	$35,243	$35,243	$35,243	$—	$—
Interest earning cash equivalents	232,975	232,975	232,975	—	—
Investment securities available for sale	537,479	537,479	—	537,479	—
Mortgage loans held for sale	351	355	—	355	—
Loans-net:
Mortgage loans held for investment	12,416,256	12,758,951	—	—	12,758,951
Other loans	3,050	3,143	—	—	3,143
Federal Home Loan Bank stock	89,990	89,990	N/A	—	—
Accrued interest receivable	35,479	35,479	—	35,479	—
Cash collateral held by counterparty	2,955	2,955	2,955	—	—
Derivatives	17,059	17,059	—	17,001	58
Liabilities:
Checking and passbook accounts	$2,460,416	$2,460,416	$—	$2,460,416	$—
Certificates of deposit	5,691,209	5,550,162	—	5,550,162	—
Borrowed funds	3,671,377	3,677,256	—	3,677,256	—
Borrowers’ advances for taxes and insurance	100,446	100,446	—	100,446	—
Principal, interest and escrow owed on loans serviced	35,766	35,766	—	35,766	—
Derivatives	1,233	1,233	—	1,233	—
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
17. DERIVATIVE INSTRUMENTS
The Company enters into interest rate swaps to add stability to interest expense and manage exposure to interest rate movements as part of an overall risk management strategy. For hedges of the Company's borrowing program, interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed payments. These derivatives are used to hedge the forecasted cash outflows associated with the Company's FHLB borrowings. At September 30, 2018 and September 30, 2017, the interest rate swaps used in the Company's asset/liability management strategy have weighted average terms of 3.3 years and 4.1 years and weighted average fixed-rate interest payments of 1.75% and 1.62%, respectively.
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
The Company enters into forward commitments for the sale of mortgage loans principally to protect against the risk of adverse interest rate movements on net income. The Company recognizes the fair value of such contracts when the characteristics of those contracts meet the definition of a derivative. These derivatives are not designated in a hedging relationship; therefore, gains and losses are recognized immediately in the statement of income. There were no forward commitments for the sale of mortgage loans at September 30, 2018 or September 30, 2017.
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

	September 30, 2018		September 30, 2017
	Notional Value	Fair Value	Notional Value	Fair Value
Derivatives designated as hedging instruments
Cash flow hedges: Interest rate swaps (1)
Other Assets	$1,725,000	$—	$1,175,000	$17,001
Other Liabilities	$—	$—	$325,000	$1,233
Total cash flow hedges: Interest rate swaps	$1,725,000	$—	$1,500,000	$15,768

Derivatives not designated as hedging instruments
Interest rate lock commitments
Other Assets	$—	$—	$2,952	$58
Other Liabilities	$4,248	$2	$—	$—
Total interest rate lock commitments	$4,248	$(2)	$2,952	$58
(1) At September 30, 2018, variation margin pledged to or received from a Central Counterparty Clearing House to cover the prior day's fair value of open positions is considered settlement of the derivative position for accounting purposes. At September 30, 2017, variation margin was not recognized as settlement.
The following tables present the net gains and losses recorded within the Consolidated Statements of Income and the Consolidated Statements of Comprehensive Income relating to derivative instruments.

	Location of Gain or (Loss) Recognized in Income	Amount of Gain or (Loss) Recognized in Income on Derivative
		Year Ended September 30,
		2018	2017	2016
Cash flow hedges
Amount of gain (loss) recognized, effective portion	Other comprehensive income	$53,717	$14,131	$(3,676)
Amount of gain (loss) reclassified from AOCI	Interest expense	3,771	(3,745)	(1,567)
Amount of ineffectiveness recognized	Other non-interest income	—	—	—

Derivatives not designated as hedging instruments
Interest rate lock commitments	Other non-interest income	$(60)	$(41)	$20
Total		$(60)	$(41)	$20
The Company estimates that $16,991 of the amounts reported in AOCI will be reclassified as a credit to interest expense during the twelve months ending September 30, 2019.
Derivatives contain an element of credit risk which arises from the possibility that the Company will incur a loss because a counterparty fails to meet its contractual obligations. The Company's exposure is limited to the replacement value of the contracts rather than the notional or principal amounts. Credit risk is minimized through counterparty collateral, transaction limits and monitoring procedures. Swap transactions that are handled by a registered clearing broker are cleared through the broker to a registered clearing organization. The clearing organization establishes daily cash and upfront cash or securities margin requirements to cover potential exposure in the event of default. This process shifts the risk away from the counterparty, since the clearing organization acts as the middleman on each cleared transaction. All of the Company's swap transactions are cleared through a registered clearing broker to a central clearing organization. For derivative transactions cleared through certain clearing parties, variation margin payments are recognized as settlements. At September 30, 2018, the Company's initial margin was $13,794 and variation payments are recognized as settlements, resetting the fair value of interest rate swaps to zero. At September 30, 2017, the Company posted collateral of $2,955 related to the initial and daily margin requirements of interest rate swaps. The fair value of derivative instruments are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements.

18. PARENT COMPANY ONLY FINANCIAL STATEMENTS
The following condensed financial statements for TFS Financial Corporation (parent company only) reflect the investments in, and transactions with, its wholly-owned subsidiaries. Intercompany activity is eliminated in the consolidated financial statements.

	September 30,
	2018	2017
Statements of Condition
Assets:
Cash and due from banks	$1,215	$5,123
Investment securities - available for sale	3,968	—
Other loans:
Demand loan due from Third Federal Savings and Loan	120,237	89,299
ESOP loan receivable	57,986	61,759
Investments in:
Third Federal Savings and Loan	1,545,491	1,503,831
Non-thrift subsidiaries	82,301	80,420
Prepaid federal and state taxes	213	154
Deferred income taxes	864	2,630
Accrued receivables and other assets	10,123	9,247
Total assets	$1,822,398	$1,752,463
Liabilities and shareholders’ equity:
Line of credit due non-thrift subsidiary	$61,066	$59,815
Accrued expenses and other liabilities	2,928	2,689
Total liabilities	63,994	62,504
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 332,318,750 shares issued; 280,311,070 and 281,291,750 outstanding at September 30, 2018 and September 30, 2017, respectively	3,323	3,323
Paid-in capital	1,726,992	1,722,672
Treasury stock, at cost; 52,007,680 and 51,027,000 shares at September 30, 2018 and September 30, 2017, respectively	(754,272)	(735,530)
Unallocated ESOP shares	(48,751)	(53,084)
Retained earnings—substantially restricted	807,890	760,070
Accumulated other comprehensive income (loss)	23,222	(7,492)
Total shareholders’ equity	1,758,404	1,689,959
Total liabilities and shareholders’ equity	$1,822,398	$1,752,463

	Years Ended September 30,
	2018	2017	2016
Statements of Comprehensive Income
Interest income:
Demand loan due from Third Federal Savings and Loan	$2,147	$914	$433
ESOP loan	2,536	2,308	2,281
Other interest income	51	21	4
Investment securities - available for sale	27	—	—
Total interest income	4,761	3,243	2,718
Interest expense:
Borrowed funds from non-thrift subsidiaries	1,179	612	377
Total interest expense	1,179	612	377
Net interest income	3,582	2,631	2,341
Non-interest income:
Intercompany service charges	42	68	90
Dividend from Third Federal Savings and Loan	85,000	81,000	60,000
Total other income	85,042	81,068	60,090
Non-interest expenses:
Salaries and employee benefits	5,666	5,134	5,543
Professional services	1,381	982	922
Office property and equipment	—	3	13
Other operating expenses	248	193	253
Total non-interest expenses	7,295	6,312	6,731
Income before income taxes	81,329	77,387	55,700
Income tax benefit	(1,071)	(3,747)	(2,915)
Income before undistributed earnings of subsidiaries	82,400	81,134	58,615
Equity in undistributed earnings of subsidiaries (dividend in excess of earnings):
Third Federal Savings and Loan	1,126	6,709	21,231
Non-thrift subsidiaries	1,881	1,034	707
Net income	85,407	88,877	80,553
Change in net unrealized (loss) gain on securities available for sale	(9,436)	(3,331)	(1,510)
Change in cash flow hedges	37,340	11,620	(1,371)
Change in pension obligation	2,852	3,845	(3,680)
Total other comprehensive loss	30,756	12,134	(6,561)
Total comprehensive income	$116,163	$101,011	$73,992

	Years Ended September 30,
	2018	2017	2016
Statements of Cash Flows
Cash flows from operating activities:
Net income	$85,407	$88,877	$80,553
Adjustments to reconcile net income to net cash provided by operating activities:
(Equity in undistributed earnings of subsidiaries) dividend in excess of earnings:
Third Federal Savings and Loan	(1,126)	(6,709)	(21,231)
Non-thrift subsidiaries	(1,881)	(1,034)	(707)
Deferred income taxes	1,766	74	542
ESOP and Stock-based compensation expense	1,585	1,439	2,435
Net (increase) decrease in interest receivable and other assets	(910)	(2,300)	(346)
Net increase (decrease) in accrued expenses and other liabilities	307	144	359
Net cash provided by operating activities	85,148	80,491	61,605
Cash flows from investing activities:
Purchase of securities available for sale	(4,000)	—	—
(Increase) decrease in balances lent to Third Federal Savings and Loan	(30,938)	(856)	(54,792)
Repayment of capital contribution from Third Federal Savings and Loan	—	—	150,000
Net cash (used in) provided by investing activities	(34,938)	(856)	95,208
Cash flows from financing activities:
Principal reduction of ESOP loan	3,773	3,703	3,648
Purchase of treasury shares	(19,741)	(54,029)	(128,361)
Dividends paid to common shareholders	(37,629)	(27,709)	(23,414)
Excess tax benefit related to stock-based compensation	—	—	1,485
Acquisition of treasury shares through net settlement for taxes	(1,772)	(2,504)	(7,697)
Net increase in borrowings from non-thrift subsidiaries	1,251	925	529
Net cash used in financing activities	(54,118)	(79,614)	(153,810)
Net increase (decrease) in cash and cash equivalents	(3,908)	21	3,003
Cash and cash equivalents—beginning of year	5,123	5,102	2,099
Cash and cash equivalents—end of year	$1,215	$5,123	$5,102
19. EARNINGS PER SHARE
Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. For purposes of computing earnings per share amounts, outstanding shares include shares held by the public, shares held by the ESOP that have been allocated to participants or committed to be released for allocation to participants, the 227,119,132 shares held by Third Federal Savings, MHC, and, for purposes of computing dilutive earnings per share, stock options and restricted stock units with a dilutive impact. Unvested shares awarded pursuant to the Company's restricted stock plans are treated as participating securities in the computation of EPS pursuant to the two-class method as they contain nonforfeitable rights to dividends. The two-class method is an earnings allocation that determines EPS for each class of common stock and participating security. At September 30, 2018 and 2017, respectively, the ESOP held 4,875,071 and 5,308,411 shares that were neither allocated to participants nor committed to be released to participants.

The following is a summary of the Company’s earnings per share calculations.

	For the Year Ended September 30, 2018
	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$85,407
Less: income allocated to restricted stock units	1,211
Basic earnings per share:
Income available to common shareholders	84,196	275,590,053	$0.31
Diluted earnings per share:
Effect of dilutive potential common shares		1,708,372
Income available to common shareholders	$84,196	277,298,425	$0.30

	For the Year Ended September 30, 2017
	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$88,877
Less: income allocated to restricted stock units	901
Basic earnings per share:
Income available to common shareholders	87,976	277,213,258	$0.32
Diluted earnings per share:
Effect of dilutive potential common shares		2,055,510
Income available to common shareholders	$87,976	279,268,768	$0.32

	For the Year Ended September 30, 2016
	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$80,553
Less: income allocated to restricted stock units	761
Basic earnings per share:
Income available to common shareholders	79,792	281,566,648	$0.28
Diluted earnings per share:
Effect of dilutive potential common shares		2,219,065
Income available to common shareholders	$79,792	283,785,713	$0.28
The following is a summary of outstanding stock options that are excluded from the computation of diluted earnings per share because their inclusion would be anti-dilutive.

	For the Year Ended September 30,
	2018	2017	2016
Options to purchase shares	1,885,600	779,740	393,500
Restricted stock units	17,000	—	—
20. RELATED PARTY TRANSACTIONS
The Company has made loans and extensions of credit, in the ordinary course of business, to certain Directors. These loans were under normal credit terms, including interest rate and collateralization, and do not represent more than the normal risk of collection. The aggregate amount of loans to such related parties at September 30, 2018 and 2017 was $0 and $173, respectively.

21. RECENT ACCOUNTING PRONOUNCEMENTS
Adopted in fiscal year ended September 30, 2018
In March 2017, the FASB issued ASU 2017-07 Compensation - Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This Update was issued to improve the presentation of net periodic pension or benefit costs for employers that offer their employees defined benefit pension plans, postretirement benefit plans, or other types of benefits accounted for under Topic 715. The amendments prescribe where the amount of net benefit cost should be presented in an employer’s income statement and require entities to disclose by line item the amount of net benefit cost that is included in the income statement or capitalized in assets. The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted. Retrospective application is required for the change in income statement presentation, while the change in capitalized benefit cost is to be applied prospectively. The Company adopted this guidance October 1, 2017. The impact in the Consolidated Statements of Income for fiscal years 2018, 2017 and 2016, respectively, is $632, $1,060 and $719 of previously classified Salaries and Employee Benefits now being classified as Other Non-interest Expenses.
In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This guidance permits an entity to elect to reclassify the tax effects that were stranded in other comprehensive income, resulting from the Tax Cuts and Jobs Act, to retained earnings. This guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. This guidance may be early adopted in any interim or annual period for which financial statements have not yet been issued and applied either in the period of adoption or retrospectively to each period in which the effect of the change in the corporate tax rate in the Act is recognized. The Company elected to early adopt this guidance and reclassify $42 thousand from accumulated other comprehensive income to retained earnings for the year ended September 30, 2018. The adoption did not have a material impact on the Company's consolidated financial condition or results of operations. Notwithstanding the election made pursuant to this ASU, the Company's policy is to release income tax effects from accumulated other comprehensive income only when the entire portfolio to which the underlying transactions relate is liquidated, sold or extinguished.
Issued but not yet adopted as of September 30, 2018
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), that revises the criteria for determining when to recognize revenue from contracts with customers and expands disclosure requirements. The amendments in the ASU clarify that an entity entering into a contract with a customer to transfer goods, services or nonfinancial assets should recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods, services or nonfinancial assets. This guidance does not apply to customer contracts within the scope of other standards. In August 2015, the FASB issued ASU 2015-14 which defers the effective date of ASU 2014-09 to annual reporting periods and interim periods within those annual periods beginning after December 15, 2017. Early adoption is permitted but only for interim and annual reporting periods beginning after December 15, 2016. During 2016 and 2017, the FASB also issued six separate ASUs which amend the original guidance regarding principal versus agent considerations, identifying performance obligations and licensing, addressing the presentation of sales tax, noncash considerations, contract modifications at transition, and assessing collectability, gains and losses from derecognition of nonfinancial assets and other minor technical corrections and improvements. The Company will adopt the amendments October 1, 2018 through the modified-retrospective transition method. A significant amount of the Company's revenues are derived from net interest income, which is excluded from the scope of the amended guidance. The Company's analysis suggests that the adoption of this guidance and related changes to the Company's policies are not expected to have a material impact on the consolidated financial condition or results of operations. The additional disclosures required by this Update will be provided effective with the adoption of these ASUs.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU changes the accounting for certain equity investments, financial liabilities under the fair value option and presentation and disclosure requirements for financial instruments. Equity investments not accounted for under the equity method of accounting will be measured at fair value with changes recognized in net income. If there are no readily determinable fair values, the guidance allows entities to measure investments at cost less impairment, whereby impairment is based on a qualitative assessment. The guidance eliminates the requirement to disclose the methods and significant assumptions used to estimate fair value of financial instruments measured at amortized cost. The guidance also requires financial assets and financial liabilities to be presented separately in the footnotes, grouped by measurement category (fair value, amortized cost) and form of financial assets. If an entity has elected the fair value option to measure liabilities, the new accounting guidance requires the portion of the change in fair value of a liability resulting from credit risk to be presented in OCI. ASU 2018-03 was issued in February 2018 as technical guidance to ASU 2016-01 to aid in clarification and presentation requirements. Both of these accounting and disclosure guidance are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years on a prospective basis, with a cumulative-effect adjustment to the balance sheet at the beginning of the fiscal year adopted. Early adoption is not permitted. The Company will adopt this guidance on October 1, 2018 through the modified-retrospective transition method. The Company does not expect to recognize a cumulative adjustment to equity upon implementation of the standard. The Company expects the guidance to solely impact the Company's disclosures, and does not expect adoption will have a material impact on its consolidated financial condition and results of operations.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This guidance changes the accounting treatment of leases by requiring lessees to recognize operating leases on the balance sheet as lease assets (a right-to-use asset) and lease liabilities (a liability to make lease payments), measured on a discounted basis and will require both quantitative and qualitative disclosure regarding key information about the leasing arrangements. An accounting policy election to not recognize operating leases with terms of 12 months or less as assets and liabilities is permitted. This guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. ASU 2016-02 required entities to adopt the new lease standard using a modified retrospective approach. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, which provides entities with an additional (and optional) transition method to adopt the new lease standard. Under this new method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company intends to adopt this guidance on October 1, 2019 utilizing the transition method described in ASU 2018-11. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842) Land Easement Practical Expedient, which allows entities to elect an optional transition practical expedient to not evaluate under Topic 842 land easements that exist or expired before the entity's adoption of Topic 842. An implementation team has been created to identify all leases involved, determine which, if any, practical expedients to utilize, and gather data required to comply. All leases have been identified. The Company expects to recognize a right-to-use asset and a lease liability for its operating lease commitments on the Consolidated Statements of Condition and is assessing any additional impact this new standard may have on its consolidated financial condition and results of operations. The Company also anticipates additional disclosures to be provided at adoption.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments in this Update replace the existing incurred loss impairment methodology with a methodology that reflects the expected credit losses for the remaining life of the asset. This will require consideration of a broader range of information, including reasonably supportable forecasts, in the measurement of expected credit losses. The amendments expand disclosures of credit quality indicators, requiring disaggregation by year of origination (vintage). Additionally, credit losses on available for sale debt securities will be recognized as an allowance rather than a write-down, with reversals permitted as credit loss estimates decline. An entity will apply the amendments in this Update through a modified-retrospective approach, resulting in a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. For public business entities that are SEC filers, the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company intends to adopt this guidance on October 1, 2020. Management has formed a working group comprised of teams from across the association including accounting, risk management, and finance. This group has begun assessing the required changes to our credit loss estimation methodologies and systems, as well as additional data and resources that may be required to comply with this standard. The Company is currently evaluating the impact that this accounting guidance may have on its consolidated financial condition or results of operations. The actual effect on our allowance for loan losses at the adoption date will be dependent upon the nature of the characteristics of the portfolio as well as the macroeconomic conditions and forecasts at that date.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in this Update address eight specific cash flow issues with the objective of reducing the existing diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and Other Topics. Current guidance is either unclear or does not include specific guidance on these issues. Additionally, in November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash, which requires restricted cash or restricted cash equivalents be included in beginning-of-period and end-of-period cash totals and changes in this classification be explained separately. The amendments in both these Updates are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and should be applied using a retrospective transition method. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The Company will retrospectively adopt the guidance on October 1, 2018. Adoption of this accounting guidance is not expected to affect the presentation in the Company's Consolidated Statements of Cash Flows.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718), Scope of Modification Accounting. This Update clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value (or calculated intrinsic value, if those amounts are being used to measure the award under ASC 718), the vesting conditions, or the classification of the award (as equity or liability) change as a result of the change in terms or conditions. The guidance is effective prospectively for annual periods beginning on or after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted. The Company will adopt the guidance on October 1, 2018. The Update is not expected to have a material impact on the Company's consolidated financial condition or results of operations.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This Update is intended to more closely align financial reporting of hedging relationships with risk management activities. This amendment expands hedge accounting for both nonfinancial and financial risk components, modifies the presentation of certain hedging relationships in the financial statements and eases hedge effectiveness testing requirements. The amendments are effective for fiscal years beginning after December 15, 2018. Early adoption is permissible in any interim period after the issuance of this Update. The Company will early adopt the amendments effective October 1, 2018. The Update is not expected to have a material impact on the Company's consolidated financial condition or results of operations.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this Update add, remove and modify the disclosure requirements on fair value measurements in Topic 820. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance of this Update. The Company intends to adopt the amendments effective October 1, 2020. The Update is not expected to have a material impact on the Company's consolidated financial condition, results of operations, or disclosures.
In August 2018, the FASB issued ASU 2018-15, Internal-Use Software (Subtopic 350-40) - Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. Current GAAP does not specifically address the accounting for implementation costs of a hosting arrangement that is a service contract. Accordingly, the amendments in this Update improve current GAAP because they clarify that accounting and align the accounting for implementation costs for hosting arrangements, regardless of whether they convey a license to the hosted software. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted, including adoption in any interim period, for all entities. The Company intends to adopt the amendments effective October 1, 2020. Management is currently assessing the impact the Update will have on the Company's disclosures.
In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815), Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index SWAP (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. The amendments in this Update permit use of the Overnight Index Swap Rate (OIS) rate based on Secured Overnight Financing Rate (SOFR) as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the UST, the LIBOR swap rate, the OIS rate based on the Fed Funds Effective Rate, and the SIFMA Municipal Swap Rate. For entities that have not already adopted Update 2017-12, the amendments in this Update are required to be adopted concurrently with the amendments in Update 2017-12. For public business entities that adopt the amendments in Update 2017-12 prior to the issuance of ASU 2018-16, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company intends to adopt ASU 2017-12 on October 1, 2018, prior to the issuance of ASU 2018-16, and therefore, intends to adopt the provisions of ASU 2018-16 on October 1, 2019. Management is currently assessing the impact of the Update.
The Company has determined that all other recently issued accounting pronouncements will not have a material impact on the Company's consolidated financial statements or do not apply to its operations.

22. SELECTED QUARTERLY DATA (UNAUDITED)
The following tables are a summary of certain quarterly financial data for the fiscal years ended September 30, 2018 and 2017.

	Fiscal 2018 Quarter Ended
	December 31	March 31	June 30	September 30
	(In thousands, except per share data)
Interest income	$107,229	$110,180	$111,118	$114,518
Interest expense	37,241	38,482	40,845	45,536
Net interest income	69,988	71,698	70,273	68,982
Provision (credit) for loan losses	(3,000)	(4,000)	(2,000)	(2,000)
Net interest income after provision for loan losses	72,988	75,698	72,273	70,982
Non-interest income	4,844	4,616	7,191	4,885
Non-interest expense	45,776	49,688	51,429	45,420
Income before income tax	32,056	30,626	28,035	30,447
Income tax expense	12,443	7,312	7,160	8,842
Net income	$19,613	$23,314	$20,875	$21,605
Earnings per share—basic and diluted	$0.07	$0.08	$0.07	$0.08

	Fiscal 2017 Quarter Ended
	December 31	March 31	June 30	September 30
	(In thousands, except per share data)
Interest income	$98,214	$101,083	$103,721	$105,977
Interest expense	29,984	30,797	33,449	35,869
Net interest income	68,230	70,286	70,272	70,108
Provision (credit) for loan losses	—	(6,000)	(4,000)	(7,000)
Net interest income after provision for loan losses	68,230	76,286	74,272	77,108
Non-interest income	5,368	4,552	4,804	5,125
Non-interest expense	45,262	45,294	44,669	47,179
Income before income tax	28,336	35,544	34,407	35,054
Income tax expense	8,726	12,083	11,619	12,036
Net income	$19,610	$23,461	$22,788	$23,018
Earnings per share—basic and diluted	$0.07	$0.08	$0.08	$0.08
Per share amounts for the full fiscal year, as reported in the Consolidated Statements of Income may differ from the totals of the four fiscal quarters as presented above, due to rounding.

FORM 10-K EXHIBIT INDEX

Exhibit Number	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previous Filed with SEC

3.1	Amended and Restated Charter of TFS Financial Corporation, dated January 16, 2007	Amendment No. 2 to Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on February 9, 2006; Exhibit 3.2 therein)

3.2	Amended and Restated Bylaws of TFS Financial Corporation	Current Report on Form 8-K No. 001-33390 (filed with the SEC on April 28, 2008; Exhibit 3.2 therein)

4.1	Form of Common Stock Certificate of TFS Financial Corporation	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 4 therein)

10.1	[Intentionally omitted]

10.2	Financial, Retirement & Estate Planning Program as amended and restated January 1, 2006	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.2 therein)

10.3	Resolution Regarding Executive Physical Program, dated May 16, 2002	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.3 therein)

10.4	Company Car Program, dated February 24, 1995	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.4 therein)

10.5	Executive Retirement Benefit Plan I, dated January 1, 2006	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.5 therein)

10.6	Benefit Equalization Plan, dated January 1, 2005	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.6 therein)

10.7	Split Dollar Agreement, dated January 29, 2002	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.7 therein)

10.8	Resolution Regarding Supplemental Split Dollar Life Insurance Plan, dated August 22, 2002	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 10.8 therein)

10.9	[Intentionally omitted]

10.10	TFS Financial Corporation Amended and Restated 2008 Equity Incentive Plan (incorporated by reference to Appendix B to the definitive proxy statement for the 2018 Annual Meeting of Stockholders)	Proxy Statement on Schedule 14A, No. 001-33390 (filed with the SEC on January 9, 2018)

10.11	TFS Financial Corporation Management Incentive Compensation Plan (incorporated by reference to Appendix A to the definitive proxy statement for the 2018 Annual Meeting of Stockholders)	Proxy Statement on Schedule 14A, No. 001-33390 (filed with the SEC on January 9, 2018)

10.12	First Amendment to the Restricted Stock Unit Award Agreement (August 11, 2008 award), dated August 9, 2012	Current Report on Form 8-K No. 001-33390 (filed with the SEC on August 9, 2012; Exhibit 10.1 therein)

Exhibit Number	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previous Filed with SEC

10.13	First Amendment to the Restricted Stock Unit Award Agreement (May 12, 2009 award), dated August 9, 2012	Current Report on Form 8K No. 001-33390 (filed with the SEC on August 9, 2012; Exhibit 10.2 therein)

10.14	First Amendment to the Restricted Stock Unit Award Agreement (May 14, 2010 award), dated August 9, 2012	Current Report on Form 8K No. 001-33390 (filed with the SEC on August 9, 2012; Exhibit 10.3 therein)

14	Code of Ethics	Available on our website, www.thirdfederal.com

21.1	Subsidiaries of Registrant	Registration Statement on Form S-1 No. 333-139295 (filed with the SEC on December 13, 2006; Exhibit 21 therein)

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of chief executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

31.2	Certification of chief financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

32	Certification of chief executive officer and chief financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith

100	XBRL related documents
The following financial statements from TFS Financial Corporation’s Annual Report on Form 10-K for the year ended September 30, 2018 filed on November 27, 2018 formatted in XBRL: (i) Consolidated Statements of Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements.

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
TFS Financial Corporation

Dated:	November 27, 2018	/S/ MARC A. STEFANSKI
Marc A. Stefanski Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:	November 27, 2018	/S/ MARC A. STEFANSKI
Marc A. Stefanski Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Dated:	November 27, 2018	/S/ PAUL J. HUML
Paul J. Huml Chief Financial Officer (Principal Financial Officer)

Dated:	November 27, 2018	/S/ ANTHONY J. ASHER
Anthony J. Asher, Director

Dated:	November 27, 2018	/S/ MARTIN J. COHEN
Martin J. Cohen, Director

Dated:	November 27, 2018	/S/ ROBERT A. FIALA
Robert A. Fiala, Director

Dated:	November 27, 2018	/S/ WILLIAM C. MULLIGAN
William C. Mulligan, Director

Dated:	November 27, 2018	/S/ TERRENCE R. OZAN
Terrence R. Ozan, Director

Dated:	November 27, 2018	/S/ JOHN P. RINGENBACH
John P. Ringenbach, Director

Dated:	November 27, 2018	/S/ BEN S. STEFANSKI III
Ben S. Stefanski III, Director

Dated:	November 27, 2018	/S/ MEREDITH S. WEIL
Meredith S. Weil, Director

Dated:	November 27, 2018	/S/ ASHLEY H. WILLIAMS
Ashley H. Williams, Director