Form 10-Q
period 2018-12-31
TFS Financial CORP
filed 2019-02-07
CIK 1381668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-Q
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2018
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging grow th company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☐

Emerging Growth Company	☐
If an emerging company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 5, 2019, there were 280,083,345 shares of the Registrant’s common stock, par value $0.01 per share, outstanding, of which 227,119,132 shares, or 81.1% of the Registrant’s common stock, were held by Third Federal Savings and Loan Association of Cleveland, MHC, the Registrant’s mutual holding company.

TFS Financial Corporation

GLOSSARY OF TERMS
TFS Financial Corporation provides the following list of acronyms and defined terms as a tool for the reader. The acronyms and defined terms identified below are used throughout the document.

ACT: Tax Cuts and Jobs Act	FRB-Cleveland: Federal Reserve Bank of Cleveland
AOCI: Accumulated Other Comprehensive Income	Freddie Mac: Federal Home Loan Mortgage Corporation
ARM: Adjustable Rate Mortgage	FRS: Board of Governors of the Federal Reserve System
ASC: Accounting Standards Codification	GAAP: Generally Accepted Accounting Principles
ASU: Accounting Standards Update	Ginnie Mae: Government National Mortgage Association
Association: Third Federal Savings and Loan	GVA: General Valuation Allowances
Association of Cleveland	HARP: Home Affordable Refinance Program
BOLI: Bank Owned Life Insurance	HPI: Home Price Index
CDs: Certificates of Deposit	IRR: Interest Rate Risk
CFPB: Consumer Financial Protection Bureau	IRS: Internal Revenue Service
CLTV: Combined Loan-to-Value	IVA: Individual Valuation Allowance
Company: TFS Financial Corporation and its	LIHTC: Low Income Housing Tax Credit
subsidiaries	LIP: Loans-in-Process
DFA: Dodd-Frank Wall Street Reform and Consumer	LTV: Loan-to-Value
Protection Act	MGIC: Mortgage Guaranty Insurance Corporation
EaR: Earnings at Risk	OCC: Office of the Comptroller of the Currency
EPS: Earnings per Share	OCI: Other Comprehensive Income
ESOP: Third Federal Employee (Associate) Stock	OTS: Office of Thrift Supervision
Ownership Plan	PMI: Private Mortgage Insurance
EVE: Economic Value of Equity	PMIC: PMI Mortgage Insurance Co.
Fannie Mae: Federal National Mortgage Association	QTL: Qualified Thrift Lender
FASB: Financial Accounting Standards Board	REMICs: Real Estate Mortgage Investment Conduits
FDIC: Federal Deposit Insurance Corporation	SEC: United States Securities and Exchange Commission
FHFA: Federal Housing Finance Agency	TDR: Troubled Debt Restructuring
FHLB: Federal Home Loan Bank	Third Federal Savings, MHC: Third Federal Savings
FICO: Financing Corporation	and Loan Association of Cleveland, MHC

Item 1. Financial Statements
TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION (unaudited)
(In thousands, except share data)

	December 31, 2018	September 30, 2018
ASSETS
Cash and due from banks	$42,528	$29,056
Interest-earning cash equivalents	244,091	240,719
Cash and cash equivalents	286,619	269,775
Investment securities available for sale (amortized cost $575,273 and $549,211, respectively)	564,479	531,965
Mortgage loans held for sale, at lower of cost or market (none measured at fair value)	755	659
Loans held for investment, net:
Mortgage loans	12,918,938	12,872,125
Other consumer loans	3,000	3,021
Deferred loan expenses, net	39,526	38,566
Allowance for loan losses	(41,938)	(42,418)
Loans, net	12,919,526	12,871,294
Mortgage loan servicing rights, net	8,643	8,840
Federal Home Loan Bank stock, at cost	93,544	93,544
Real estate owned	2,888	2,794
Premises, equipment, and software, net	62,829	63,399
Accrued interest receivable	39,446	38,696
Bank owned life insurance contracts	213,568	212,021
Other assets	46,381	44,344
TOTAL ASSETS	$14,238,678	$14,137,331
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$8,597,179	$8,491,583
Borrowed funds	3,734,329	3,721,699
Borrowers’ advances for insurance and taxes	96,451	103,005
Principal, interest, and related escrow owed on loans serviced	30,577	31,490
Accrued expenses and other liabilities	36,362	31,150
Total liabilities	12,494,898	12,378,927
Commitments and contingent liabilities
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 332,318,750 shares issued; 280,135,164 and 280,311,070 outstanding at December 31, 2018 and September 30, 2018, respectively	3,323	3,323
Paid-in capital	1,727,909	1,726,992
Treasury stock, at cost; 52,183,586 and 52,007,680 shares at December 31, 2018 and September 30, 2018, respectively	(757,464)	(754,272)
Unallocated ESOP shares	(47,667)	(48,751)
Retained earnings—substantially restricted	815,918	807,890
Accumulated other comprehensive income	1,761	23,222
Total shareholders’ equity	1,743,780	1,758,404
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,238,678	$14,137,331
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(In thousands, except share and per share data)

	For the Three Months Ended
	December 31,
	2018	2017
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$112,491	$102,626
Investment securities available for sale	3,124	2,589
Other interest and dividend earning assets	2,673	2,014
Total interest and dividend income	118,288	107,229
INTEREST EXPENSE:
Deposits	32,762	22,994
Borrowed funds	17,714	14,247
Total interest expense	50,476	37,241
NET INTEREST INCOME	67,812	69,988
PROVISION (CREDIT) FOR LOAN LOSSES	(2,000)	(3,000)
NET INTEREST INCOME AFTER PROVISION (CREDIT) FOR LOAN LOSSES	69,812	72,988
NON-INTEREST INCOME:
Fees and service charges, net of amortization	1,776	1,760
Net gain on the sale of loans	111	478
Increase in and death benefits from bank owned life insurance contracts	1,547	1,554
Other	1,242	1,052
Total non-interest income	4,676	4,844
NON-INTEREST EXPENSE:
Salaries and employee benefits	25,364	23,253
Marketing services	4,797	5,038
Office property, equipment and software	6,986	6,651
Federal insurance premium and assessments	2,766	2,718
State franchise tax	1,262	1,126
Other expenses	6,805	6,990
Total non-interest expense	47,980	45,776
INCOME BEFORE INCOME TAXES	26,508	32,056
INCOME TAX EXPENSE	6,175	12,443
NET INCOME	$20,333	$19,613
Earnings per share - basic and diluted	$0.07	$0.07
Weighted average shares outstanding
Basic	275,376,254	275,816,329
Diluted	277,073,317	277,624,291

See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(In thousands)

	For the Three Months Ended
	December 31,
	2018	2017
Net income	$20,333	$19,613
Other comprehensive income (loss), net of tax:
Net change in unrealized loss on securities available for sale	5,097	(4,270)
Net change in cash flow hedges	(26,822)	12,585
Change in pension obligation	264	(2,817)
Total other comprehensive income (loss)	(21,461)	5,498
Total comprehensive income (loss)	$(1,128)	$25,111
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)
(In thousands, except share and per share data)

	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at September 30, 2017	$3,323	$1,722,672	$(735,530)	$(53,084)	$760,070	$(7,492)	$1,689,959
Net income	—	—	—	—	19,613	—	19,613
Other comprehensive income, net of tax	—	—	—	—	42	5,498	5,540
ESOP shares allocated or committed to be released	—	567	—	1,083	—	—	1,650
Compensation costs for stock-based plans	—	878	—	—	—	—	878
Purchase of treasury stock (492,000 shares)	—	—	(7,542)	—	—	—	(7,542)
Treasury stock allocated to restricted stock plan	—	(3,050)	2,038	—	—	—	(1,012)
Dividends paid to common shareholders ($0.17 per common share)	—	—	—	—	(8,408)	—	(8,408)
Balance at December 31, 2017	$3,323	$1,721,067	$(741,034)	$(52,001)	$771,317	$(1,994)	$1,700,678

Balance at September 30, 2018	$3,323	$1,726,992	$(754,272)	$(48,751)	$807,890	$23,222	$1,758,404
Net income	—	—	—	—	20,333	—	20,333
Other comprehensive income (loss), net of tax	—	—	—	—	—	(21,461)	(21,461)
ESOP shares allocated or committed to be released	—	581	—	1,084	—	—	1,665
Compensation costs for stock-based plans	—	1,081	—	—	—	—	1,081
Purchase of treasury stock (242,500 shares)	—	—	(3,776)	—	—	—	(3,776)
Treasury stock allocated to restricted stock plan	—	(745)	584	—	—	—	(161)
Dividends paid to common shareholders ($0.25 per common share)	—	—	—	—	(12,305)	—	(12,305)
Balance at December 31, 2018	$3,323	$1,727,909	$(757,464)	$(47,667)	$815,918	$1,761	$1,743,780
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (in thousands

	For the Three Months Ended
	December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,333	$19,613
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	2,746	2,528
Depreciation and amortization	5,406	5,394
Deferred income taxes	434	4,785
Provision (credit) for loan losses	(2,000)	(3,000)
Net gain on the sale of loans	(111)	(478)
Other net losses (gains)	(293)	69
Principal repayments on and proceeds from sales of loans held for sale	7,068	3,654
Loans originated for sale	(7,287)	(4,523)
Increase in bank owned life insurance contracts	(1,551)	(1,543)
Cash collateral received from (provided to) derivative counterparties	(35,319)	16,850
Net decrease in interest receivable and other assets	6,097	4,092
Net increase in accrued expenses and other liabilities	3,582	50,577
Net cash (used in) provided by operating activities	(895)	98,018
CASH FLOWS FROM INVESTING ACTIVITIES:
Loans originated	(647,400)	(780,652)
Principal repayments on loans	583,980	603,929
Proceeds from principal repayments and maturities of:
Securities available for sale	31,998	35,452
Proceeds from sale of:
Loans	13,393	26,268
Real estate owned	1,423	2,547
Purchases of:
FHLB stock	—	(2,121)
Securities available for sale	(59,052)	(42,786)
Premises and equipment	(917)	(3,802)
Other	(310)	(11)
Net cash used in investing activities	(76,885)	(161,176)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	105,596	55,726
Net decrease in borrowers' advances for insurance and taxes	(6,554)	(5,048)
Net decrease in principal and interest owed on loans serviced	(913)	(2,859)
Net increase in short-term borrowed funds	110,031	165,337
Proceeds from long-term borrowed funds	—	88
Repayment of long-term borrowed funds	(97,401)	(77,947)
Purchase of treasury shares	(3,669)	(7,372)
Acquisition of treasury shares through net settlement of stock benefit plans compensation	(161)	(1,012)
Dividends paid to common shareholders	(12,305)	(8,408)
Net cash provided by financing activities	94,624	118,505
NET INCREASE IN CASH AND CASH EQUIVALENTS	16,844	55,347
CASH AND CASH EQUIVALENTS—Beginning of period	269,775	268,218
CASH AND CASH EQUIVALENTS—End of period	$286,619	$323,565
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest on deposits	$32,368	$22,268
Cash paid for interest on borrowed funds	16,450	12,726
Cash paid for income taxes	42	287
SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to real estate owned	1,295	1,293
Transfer of loans from held for investment to held for sale	13,382	26,141
Treasury stock issued for stock benefit plans	746	3,050
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands unless otherwise indicated)

1.	BASIS OF PRESENTATION
TFS Financial Corporation, a federally chartered stock holding company, conducts its principal activities through its wholly owned subsidiaries. The principal line of business of the Company is retail consumer banking, including mortgage lending, deposit gathering, and, to a much lesser extent, other financial services. As of December 31, 2018, approximately 81% of the Company’s outstanding shares were owned by a federally chartered mutual holding company, Third Federal Savings and Loan Association of Cleveland, MHC. The thrift subsidiary of TFS Financial Corporation is Third Federal Savings and Loan Association of Cleveland.
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
The unaudited interim consolidated financial statements were prepared without an audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial condition of the Company at December 31, 2018, and its results of operations and cash flows for the periods presented. Such adjustments are the only adjustments reflected in the unaudited interim financial statements.
In accordance with SEC Regulation S-X for interim financial information, these statements do not include certain information and footnote disclosures required for complete audited financial statements. The Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018 contains audited consolidated financial statements and related notes, which should be read in conjunction with the accompanying interim consolidated financial statements. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2019 or for any other period.

2.	EARNINGS PER SHARE
Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. For purposes of computing earnings per share amounts, outstanding shares include shares held by the public, shares held by the ESOP that have been allocated to participants or committed to be released for allocation to participants, the 227,119,132 shares held by Third Federal Savings, MHC, and, for purposes of computing dilutive earnings per share, stock options and restricted and performance stock units with a dilutive impact. Unvested shares awarded pursuant to the Company's restricted stock plans are treated as participating securities in the computation of EPS pursuant to the two-class method as they contain nonforfeitable rights to dividends. The two-class method is an earnings allocation that determines EPS for each class of common stock and participating security. At December 31, 2018 and 2017, respectively, the ESOP held 4,766,736 and 5,200,076 shares, respectively, that were neither allocated to participants nor committed to be released to participants.

The following is a summary of the Company's earnings per share calculations.

	For the Three Months Ended December 31,
	2018			2017
	Income	Shares	Per share amount	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$20,333			$19,613
Less: income allocated to restricted stock units	372			244
Basic earnings per share:
Income available to common shareholders	$19,961	275,376,254	$0.07	$19,369	275,816,329	$0.07
Diluted earnings per share:
Effect of dilutive potential common shares		1,697,063			1,807,962
Income available to common shareholders	$19,961	277,073,317	$0.07	$19,369	277,624,291	$0.07

The following is a summary of outstanding stock options and restricted and performance stock units that are excluded from the computation of diluted earnings per share because their inclusion would be anti-dilutive.

	For the Three Months Ended December 31,
	2018	2017
Options to purchase shares	1,885,600	1,104,640
Restricted and performance stock units	131,500	—

3.	INVESTMENT SECURITIES
Investments available for sale are summarized as follows:

	December 31, 2018
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
REMICs	$563,554	$500	$(11,445)	$552,609
Fannie Mae certificates	7,736	235	(80)	7,891
U.S. government and agency obligations	3,983	—	(4)	3,979
Total	$575,273	$735	$(11,529)	$564,479

	September 30, 2018
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
REMICs	$537,330	$7	$(17,338)	$519,999
Fannie Mae certificates	7,906	237	(145)	7,998
U.S. government and agency obligations	3,975	—	(7)	3,968
Total	$549,211	$244	$(17,490)	$531,965

Gross unrealized losses on available for sale securities and the estimated fair value of the related securities, aggregated by the length of time the securities have been in a continuous loss position, at December 31, 2018 and September 30, 2018, were as follows:

	December 31, 2018
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$53,829	$172	$410,322	$11,273	$464,151	$11,445
Fannie Mae certificates	—	—	4,369	80	4,369	80
U.S. government and agency obligations	3,979	4	—	—	3,979	4
Total	$57,808	$176	$414,691	$11,353	$472,499	$11,529

	September 30, 2018
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$113,111	$1,799	$400,558	$15,539	$513,669	$17,338
Fannie Mae certificates	—	—	4,337	145	4,337	145
U.S. government and agency obligations	3,968	7	—	—	3,968	7
Total	$117,079	$1,806	$404,895	$15,684	$521,974	$17,490

We believe the unrealized losses on investment securities were attributable to interest rate increases. The contractual terms of U.S. government and agency obligations do not permit the issuer to settle the security at a price less than the par value of the investment. The contractual cash flows of mortgage-backed securities are guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae. REMICs are issued by or backed by securities issued by these governmental agencies. It is expected that the securities would not be settled at a price substantially less than the amortized cost of the investment. The U.S. Treasury Department established financing agreements in 2008 to ensure Fannie Mae and Freddie Mac meet their obligations to holders of mortgage-backed securities that they have issued or guaranteed.
Since the decline in value is attributable to changes in interest rates and not credit quality and because the Company has neither the intent to sell the securities nor is it more likely than not the Company will be required to sell the securities for the time periods necessary to recover the amortized cost, these investments are not considered other-than-temporarily impaired. At December 31, 2018, the amortized cost and fair value of U.S. government obligations, categorized as due in more than one year but less than five years, are $3,983 and $3,979, respectively.

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES
Loans held for investment consist of the following:

	December 31, 2018	September 30, 2018
Real estate loans:
Residential Core	$10,903,831	$10,930,811
Residential Home Today	92,570	94,933
Home equity loans and lines of credit	1,898,185	1,818,918
Construction	59,185	64,012
Real estate loans	12,953,771	12,908,674
Other consumer loans	3,000	3,021
Add (deduct):
Deferred loan expenses, net	39,526	38,566
Loans in process ("LIP")	(34,833)	(36,549)
Allowance for loan losses	(41,938)	(42,418)
Loans held for investment, net	$12,919,526	$12,871,294
At December 31, 2018 and September 30, 2018, respectively, $755 and $659 of loans were classified as mortgage loans held for sale.
A large concentration of the Company’s lending is in Ohio and Florida. As of December 31, 2018 and September 30, 2018, the percentage of aggregate Residential Core, Home Today and Construction loans held in Ohio was 56% as of both dates and the percentage held in Florida was 16% as of both dates. As of December 31, 2018 and September 30, 2018, home equity loans and lines of credit were concentrated in Ohio (35% and 36%), Florida (20% as of both dates), and California (15% as of both dates).
Home Today was an affordable housing program targeted to benefit low- and moderate-income home buyers and most loans under the program were originated prior to 2009. No new loans were originated under the Home Today program after September 30, 2016. Through this program the Association provided the majority of loans to borrowers who would not otherwise qualify for the Association’s loan products, generally because of low credit scores. Although the credit profiles of borrowers in the Home Today program might be described as sub-prime, Home Today loans generally contained the same features as loans offered to our Residential Core borrowers. Borrowers with a Home Today loan completed financial management education and counseling and were referred to the Association by a sponsoring organization with which the Association partnered as part of the program. Because the Association applied less stringent underwriting and credit standards to the majority of Home Today loans, loans originated under the program have greater credit risk than its traditional residential real estate mortgage loans in the Residential Core portfolio. As of December 31, 2018 and September 30, 2018, the principal balance of Home Today loans originated prior to March 27, 2009 was $89,417 and $91,805, respectively. Since loans are no longer originated under the Home Today program, the Home Today portfolio will continue to decline in balance due to contractual amortization. To supplant the Home Today product and to continue to meet the credit needs of customers and the communities served, since fiscal 2016 the Association has offered Fannie Mae eligible, Home Ready loans. These loans are originated in accordance with Fannie Mae's underwriting standards. While the Association retains the servicing to these loans, the loans, along with the credit risk associated therewith, are securitized/sold to Fannie Mae. The Association does not offer, and has not offered, loan products frequently considered to be designed to target sub-prime borrowers containing features such as higher fees or higher rates, negative amortization, a LTV ratio greater than 100%, or pay-option adjustable-rate mortgages.

An age analysis of the recorded investment in loan receivables that are past due at December 31, 2018 and September 30, 2018 is summarized in the following tables. When a loan is more than one month past due on its scheduled payments, the loan is considered 30 days or more past due. Balances are adjusted for deferred loan fees, expenses and any applicable loans-in-process.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
December 31, 2018
Real estate loans:
Residential Core	$8,701	$2,124	$10,814	$21,639	$10,898,316	$10,919,955
Residential Home Today	3,980	1,495	4,234	9,709	82,611	92,320
Home equity loans and lines of credit	3,575	2,001	6,758	12,334	1,909,874	1,922,208
Construction	—	—	—	—	23,981	23,981
Total real estate loans	16,256	5,620	21,806	43,682	12,914,782	12,958,464
Other consumer loans	—	—	—	—	3,000	3,000
Total	$16,256	$5,620	$21,806	$43,682	$12,917,782	$12,961,464

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
September 30, 2018
Real estate loans:
Residential Core	$7,539	$2,335	$10,807	$20,681	$10,926,294	$10,946,975
Residential Home Today	2,787	1,765	3,814	8,366	86,383	94,749
Home equity loans and lines of credit	4,152	2,315	5,933	12,400	1,829,427	1,841,827
Construction	—	—	—	—	27,140	27,140
Total real estate loans	14,478	6,415	20,554	41,447	12,869,244	12,910,691
Other consumer loans	—	—	—	—	3,021	3,021
Total	$14,478	$6,415	$20,554	$41,447	$12,872,265	$12,913,712
At December 31, 2018 and September 30, 2018, real estate loans include $9,565 and $8,501, respectively, of loans that were in the process of foreclosure.
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

	December 31, 2018	September 30, 2018
Real estate loans:
Residential Core	$41,011	$41,628
Residential Home Today	14,438	14,641
Home equity loans and lines of credit	21,523	21,483
Total non-accrual loans	$76,972	$77,752

At December 31, 2018 and September 30, 2018, respectively, the recorded investment in non-accrual loans includes $55,166 and $57,197, which are performing according to the terms of their agreement, of which $28,099 and $29,439 are loans in Chapter 7 bankruptcy status, primarily where all borrowers have filed, and have not reaffirmed or been dismissed.
Interest on loans in accrual status, including certain loans individually reviewed for impairment, is recognized in interest income as it accrues, on a daily basis. Accrued interest on loans in non-accrual status is reversed by a charge to interest income and income is subsequently recognized only to the extent cash payments are received. Cash payments on loans in non-accrual status are first applied to the oldest scheduled, unpaid payment first. Cash payments on loans with a partial charge-off are applied fully to principal, then to recovery of the charged off amount prior to interest income being recognized, except cash payments may be applied to interest capitalized in a restructuring when collection of remaining amounts due is considered probable. A non-accrual loan is generally returned to accrual status when contractual payments are less than 90 days past due. However, a loan may remain in non-accrual status when collectability is uncertain, such as a TDR that has not met minimum payment requirements, a loan with a partial charge-off, an equity loan or line of credit with a delinquent first mortgage greater than 90 days past due, or a loan in Chapter 7 bankruptcy status where all borrowers have filed, and have not reaffirmed or been dismissed. The number of days past due is determined by the number of scheduled payments that remain unpaid, assuming a period of 30 days between each scheduled payment.
The recorded investment in loan receivables at December 31, 2018 and September 30, 2018 is summarized in the following table. The table provides details of the recorded balances according to the method of evaluation used for determining the allowance for loan losses, distinguishing between determinations made by evaluating individual loans and determinations made by evaluating groups of loans not individually evaluated. Balances of recorded investments are adjusted for deferred loan fees, expenses and any applicable loans-in-process.

	December 31, 2018			September 30, 2018
	Individually	Collectively	Total	Individually	Collectively	Total
Real estate loans:
Residential Core	$91,392	$10,828,563	$10,919,955	$91,360	$10,855,615	$10,946,975
Residential Home Today	40,436	51,884	92,320	41,523	53,226	94,749
Home equity loans and lines of credit	48,864	1,873,344	1,922,208	47,911	1,793,916	1,841,827
Construction	—	23,981	23,981	—	27,140	27,140
Total real estate loans	180,692	12,777,772	12,958,464	180,794	12,729,897	12,910,691
Other consumer loans	—	3,000	3,000	—	3,021	3,021
Total	$180,692	$12,780,772	$12,961,464	$180,794	$12,732,918	$12,913,712
An analysis of the allowance for loan losses at December 31, 2018 and September 30, 2018 is summarized in the following table. The analysis provides details of the allowance for loan losses according to the method of evaluation, distinguishing between allowances for loan losses determined by evaluating individual loans and allowances for loan losses determined by evaluating groups of loans collectively.

	December 31, 2018			September 30, 2018
	Individually	Collectively	Total	Individually	Collectively	Total
Real estate loans:
Residential Core	$6,961	$12,204	$19,165	$6,934	$11,354	$18,288
Residential Home Today	2,269	1,479	3,748	2,139	1,065	3,204
Home equity loans and lines of credit	3,301	15,720	19,021	3,014	17,907	20,921
Construction	—	4	4	—	5	5
Total	$12,531	$29,407	$41,938	$12,087	$30,331	$42,418
At December 31, 2018 and September 30, 2018, individually evaluated loans that required an allowance were comprised only of loans evaluated for impairment based on the present value of cash flows, such as performing TDRs, and loans with a further deterioration in the fair value of collateral not yet identified as uncollectible. All other individually evaluated loans received a charge-off, if applicable.

Because many variables are considered in determining the appropriate level of general valuation allowances, directional changes in individual considerations do not always align with the directional change in the balance of a particular component of the general valuation allowance. At December 31, 2018 and September 30, 2018, respectively, allowances on individually reviewed loans evaluated for impairment based on the present value of cash flows, such as performing TDRs, were $12,411 and $12,002; and allowances on loans with further deteriorations in the fair value of collateral not yet identified as uncollectible were $120 and $85.
Residential Core mortgage loans represent the largest portion of the residential real estate portfolio. The Company believes overall credit risk is low based on the nature, composition, collateral, products, lien position and performance of the portfolio. The portfolio does not include loan types or structures that have recently experienced severe performance problems at other financial institutions (sub-prime, no documentation or pay-option adjustable-rate mortgages). The portfolio contains adjustable-rate mortgage loans whereby the interest rate is locked initially for mainly three or five years then resets annually, subject to various re-lock options available to the borrower. The adjustable-rate feature may impact a borrower's ability to afford the higher payments upon rate reset during periods of rising interest rates. The principal amount of loans in the portfolio that are adjustable-rate mortgage loans was $5,155,558 and $5,166,282 at December 31, 2018 and September 30, 2018, respectively.
As described earlier in this footnote, Home Today loans have greater credit risk than traditional residential real estate mortgage loans. At December 31, 2018 and September 30, 2018, respectively, approximately 17% and 18% of Home Today loans include private mortgage insurance coverage. The majority of the coverage on these loans was provided by PMI Mortgage Insurance Co., which was seized by the Arizona Department of Insurance in 2011 and currently pays all claim payments at 72.5%. Appropriate adjustments have been made to the Association’s affected valuation allowances and charge-offs, and estimated loss severity factors were adjusted accordingly for loans evaluated collectively. The amount of loans in the Association's total owned residential portfolio covered by mortgage insurance provided by PMIC as of December 31, 2018 and September 30, 2018, respectively, was $36,580 and $39,367, of which $33,095 and $36,075 was current. The amount of loans in the Association's total owned residential portfolio covered by mortgage insurance provided by Mortgage Guaranty Insurance Corporation as of December 31, 2018 and September 30, 2018, respectively, was $19,730 and $20,912 of which $19,564 and $20,792 was current. As of December 31, 2018, MGIC's long-term debt rating, as published by the major credit rating agencies, did not meet the requirements to qualify as "high credit quality"; however, MGIC continues to make claims payments in accordance with its contractual obligations and the Association has not increased its estimated loss severity factors related to MGIC's claim paying ability. No other loans were covered by mortgage insurers that were deferring claim payments or which were assessed as being non-investment grade.
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

The recorded investment and the unpaid principal balance of impaired loans, including those reported as TDRs, as of December 31, 2018 and September 30, 2018 are summarized as follows. Balances of recorded investments are adjusted for deferred loan fees and expenses.

	December 31, 2018			September 30, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related IVA recorded:
Residential Core	$51,810	$70,116	$—	$53,656	$69,516	$—
Residential Home Today	15,517	41,124	—	16,006	35,532	—
Home equity loans and lines of credit	22,829	30,602	—	22,423	28,504	—
Total	$90,156	$141,842	$—	$92,085	$133,552	$—
With an IVA recorded:
Residential Core	$39,582	$39,651	$6,961	$37,704	$37,774	$6,934
Residential Home Today	24,919	24,891	2,269	25,517	25,492	2,139
Home equity loans and lines of credit	26,035	26,034	3,301	25,488	25,519	3,014
Total	$90,536	$90,576	$12,531	$88,709	$88,785	$12,087
Total impaired loans:
Residential Core	$91,392	$109,767	$6,961	$91,360	$107,290	$6,934
Residential Home Today	40,436	66,015	2,269	41,523	61,024	2,139
Home equity loans and lines of credit	48,864	56,636	3,301	47,911	54,023	3,014
Total	$180,692	$232,418	$12,531	$180,794	$222,337	$12,087
At December 31, 2018 and September 30, 2018, respectively, the recorded investment in impaired loans includes $165,850 and $165,391 of loans restructured in TDRs of which $10,713 and $10,468 were 90 days or more past due.

The average recorded investment in impaired loans and the amount of interest income recognized during the period that the loans were impaired are summarized below.

	For the Three Months Ended December 31,
	2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related IVA recorded:
Residential Core	$52,733	$460	$47,192	$386
Residential Home Today	15,762	72	18,110	116
Home equity loans and lines of credit	22,626	104	18,805	74
Total	$91,121	$636	$84,107	$576
With an IVA recorded:
Residential Core	$38,643	$305	$46,616	$420
Residential Home Today	25,218	296	27,689	336
Home equity loans and lines of credit	25,762	158	20,683	131
Total	$89,623	$759	$94,988	$887
Total impaired loans:
Residential Core	$91,376	$765	$93,808	$806
Residential Home Today	40,980	368	45,799	452
Home equity loans and lines of credit	48,388	262	39,488	205
Total	$180,744	$1,395	$179,095	$1,463

Interest on loans in non-accrual status is recognized on a cash basis. The amount of interest income on impaired loans recognized using a cash basis method was $392 for the three months ended December 31, 2018 and $413 for the three months ended December 31, 2017. Cash payments on loans with a partial charge-off are applied fully to principal, then to recovery of the charged off amount prior to interest income being recognized, except cash payments may be applied to interest capitalized in a restructuring when collection of remaining amounts due is considered probable. Interest income on the remaining impaired loans is recognized on an accrual basis.
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
Loans restructured in TDRs that are not evaluated based on collateral are separately evaluated for impairment on a loan by loan basis at the time of restructuring and at each subsequent reporting date for as long as they are reported as TDRs. The impairment evaluation is based on the present value of expected future cash flows discounted at the effective interest rate of the original loan. Expected future cash flows include a discount factor representing a potential for default. Valuation allowances are recorded for the excess of the recorded investments over the result of the cash flow analysis. Loans discharged in Chapter 7 bankruptcy are reported as TDRs and also evaluated based on the present value of expected future cash flows unless evaluated based on collateral. We evaluate these loans using the expected future cash flows because we expect the borrower, not liquidation of the collateral, to be the source of repayment for the loan. Other consumer loans are not considered for restructuring. A loan restructured in a TDR is classified as an impaired loan for a minimum of one year. After one year, that loan may be reclassified out of the balance of impaired loans if the loan was restructured to yield a market rate for loans of similar credit risk at the time of restructuring and the loan is not impaired based on the terms of the restructuring agreement. No loans whose terms were restructured in TDRs were reclassified from impaired loans during the three months ended December 31, 2018 and December 31, 2017.

The recorded investment in TDRs by type of concession as of December 31, 2018 and September 30, 2018 is shown in the tables below.

December 31, 2018	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Restructurings	Bankruptcy	Total
Residential Core	$8,528	$410	$11,014	$19,997	$23,253	$21,321	$84,523
Residential Home Today	3,959	45	4,567	9,463	17,863	3,666	39,563
Home equity loans and lines of credit	143	5,624	1,495	27,721	2,602	4,179	41,764
Total	$12,630	$6,079	$17,076	$57,181	$43,718	$29,166	$165,850

September 30, 2018	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Restructurings	Bankruptcy	Total
Residential Core	$9,019	$418	$10,203	$19,625	$23,116	$21,832	$84,213
Residential Home Today	4,051	47	4,671	9,474	18,483	3,683	40,409
Home equity loans and lines of credit	148	6,192	1,950	25,478	2,563	4,438	40,769
Total	$13,218	$6,657	$16,824	$54,577	$44,162	$29,953	$165,391
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
For all loans restructured during the three months ended December 31, 2018 and December 31, 2017 (set forth in the tables below), the pre-restructured outstanding recorded investment was not materially different from the post-restructured outstanding recorded investment.

The following tables set forth the recorded investment in TDRs restructured during the periods presented, according to the types of concessions granted.

	For the Three Months Ended December 31, 2018
	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Restructurings	Bankruptcy	Total
Residential Core	$—	$—	$1,801	$965	$2	$922	$3,690
Residential Home Today	—	—	52	220	—	125	397
Home equity loans and lines of credit	—	78	156	3,300	—	200	3,734
Total	$—	$78	$2,009	$4,485	$2	$1,247	$7,821

	For the Three Months Ended December 31, 2017
	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Restructurings	Bankruptcy	Total
Residential Core	$164	$—	$615	$556	$1,196	$663	$3,194
Residential Home Today	—	—	159	93	835	241	1,328
Home equity loans and lines of credit	—	243	—	1,673	191	90	2,197
Total	$164	$243	$774	$2,322	$2,222	$994	$6,719

Below summarizes the information on TDRs restructured within 12 months of each period presented for which there was a subsequent payment default, at least 30 days past due on one scheduled payment, during the period presented.

	For the Three Months Ended December 31,
	2018		2017
TDRs That Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Residential Core	10	$1,356	16	$977
Residential Home Today	18	875	18	879
Home equity loans and lines of credit	10	661	11	461
Total	38	$2,892	45	$2,317

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

	Pass	Special Mention	Substandard	Loss	Total
December 31, 2018
Real estate loans:
Residential Core	$10,867,265	$4,531	$48,159	$—	$10,919,955
Residential Home Today	75,906	—	16,414	—	92,320
Home equity loans and lines of credit	1,894,198	3,980	24,030	—	1,922,208
Construction	23,981	—	—	—	23,981
Total	$12,861,350	$8,511	$88,603	$—	$12,958,464

	Pass	Special Mention	Substandard	Loss	Total
September 30, 2018
Real estate loans:
Residential Core	$10,898,725	$—	$48,250	$—	$10,946,975
Residential Home Today	78,180	—	16,569	—	94,749
Home equity loans and lines of credit	1,813,502	4,216	24,109	—	1,841,827
Construction	27,140	—	—	—	27,140
Total	$12,817,547	$4,216	$88,928	$—	$12,910,691
At December 31, 2018 and September 30, 2018, respectively, the recorded investment of impaired loans includes $96,114 and $95,916 of TDRs individually evaluated for impairment that have adequately performed under the terms of the restructuring and are classified as Pass loans. At December 31, 2018 and September 30, 2018, respectively, there were $4,025 and $4,051 of loans classified Substandard and $8,511 and $4,216 of loans designated Special Mention that are not included in the recorded investment of impaired loans; rather, they are included in loans collectively evaluated for impairment. Of the $8,511 of loans classified Special Mention at December 31, 2018, $4,531 are residential mortgage loans purchased during the quarter ended December 31, 2018. The purchased loans were current and performing at the time of purchase, but are classified Special Mention due to the absence of MI coverage and potentially weaker repayment prospects when compared with the Company's originated residential core portfolio.

Other consumer loans are internally assigned a grade of nonperforming when they become 90 days or more past due. At December 31, 2018 and September 30, 2018, no consumer loans were graded as nonperforming.

Activity in the allowance for loan losses is summarized as follows:

	For the Three Months Ended December 31, 2018
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$18,288	$909	$(243)	$211	$19,165
Residential Home Today	3,204	317	(241)	468	3,748
Home equity loans and lines of credit	20,921	(3,225)	(843)	2,168	19,021
Construction	5	(1)	—	—	4
Total	$42,418	$(2,000)	$(1,327)	$2,847	$41,938

	For the Three Months Ended December 31, 2017
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$14,186	$(841)	$(392)	$593	$13,546
Residential Home Today	4,508	(101)	(675)	402	4,134
Home equity loans and lines of credit	30,249	(2,057)	(1,536)	1,589	28,245
Construction	5	(1)	—	—	4
Total	$48,948	$(3,000)	$(2,603)	$2,584	$45,929

5.	DEPOSITS
Deposit account balances are summarized as follows:

	December 31, 2018	September 30, 2018
Checking accounts	$916,235	$913,525
Savings accounts	1,346,560	1,256,054
Certificates of deposit	6,330,266	6,318,281
	8,593,061	8,487,860
Accrued interest	4,118	3,723
Total deposits	$8,597,179	$8,491,583
Brokered certificates of deposit (exclusive of acquisition costs and subsequent amortization), which are used as a cost effective funding alternative, totaled $576,400 at December 31, 2018 and $670,081 at September 30, 2018. The FDIC places restrictions on banks with regard to issuing brokered deposits based on the bank's capital classification. As a well-capitalized institution at December 31, 2018 and September 30, 2018, the Association may accept brokered deposits without FDIC restrictions.
6.    BORROWED FUNDS
Federal Home Loan Bank borrowings at December 31, 2018 are summarized in the table below. The amount and weighted average rates of certain FHLB Advances maturing in 36 months or less reflect the net impact of deferred penalties discussed below:

	Amount	Weighted Average Rate
Maturing in:
12 months or less	$3,462,773	2.38%
13 to 24 months	219,603	1.81%
25 to 36 months	926	1.47%
37 to 48 months	2,707	0.94%
49 to 60 months	15,000	2.99%
Over 60 months	25,481	1.67%
Total FHLB Advances	3,726,490	2.34%
Accrued interest	7,839
Total	$3,734,329
Through the use of interest rate swaps discussed in Note 13. Derivative Instruments, $1,950,000 of FHLB advances included in the table above as maturing in 12 months or less, have effective maturities, assuming no early terminations of the swap contracts, as shown below:

	Amount	Swap Adjusted Weighted Average Rate
Effective maturity:
13 to 24 months	$125,000	1.25%
25 to 36 months	550,000	1.27%
37 to 48 months	875,000	1.94%
49 to 60 months	175,000	2.66%
Over 60 months	225,000	3.03%
Total FHLB Advances under swap contracts	$1,950,000	1.90%

During fiscal year 2016, $150,000 fixed-rate FHLB advances with remaining terms of approximately four years were prepaid and replaced with new four- and five-year interest rate swap arrangements. The deferred repayment penalties of $2,408 related to the $150,000 of restructuring are being recognized in interest expense over the remaining term of the swap contracts.
7.    OTHER COMPREHENSIVE INCOME (LOSS)
The change in accumulated other comprehensive income (loss) by component is as follows:

	For the Three Months Ended				For the Three Months Ended
	December 31, 2018				December 31, 2017
	Unrealized Gains (Losses) on Securities Available for Sale	Cash flow hedges	Defined Benefit Plan	Total	Unrealized Gains (Losses) on Securities Available for Sale	Cash flow hedges	Defined Benefit Plan	Total
Accumulated other comprehensive income (loss) at beginning of period	$(13,624)	$51,914	$(15,068)	$23,222	$(2,915)	$10,249	$(14,826)	$(7,492)
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $(5,158) and $3,809	5,097	(24,500)	—	(19,403)	(4,270)	11,790	(3,134)	4,386
Amounts reclassified, net of tax expense (benefit) of $547 and $(361)	—	(2,322)	264	(2,058)	—	795	317	1,112
Other comprehensive income (loss)	5,097	(26,822)	264	(21,461)	(4,270)	12,585	(2,817)	5,498
Balance at end of period	$(8,527)	$25,092	$(14,804)	$1,761	$(7,185)	$22,834	$(17,643)	$(1,994)

The following table presents the reclassification adjustment out of accumulated other comprehensive income included in net income and the corresponding line item on the consolidated statements of income for the periods indicated:

	Amounts Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income Components	For the Three Months Ended December 31,		Line Item in the Statement of Income
	2018	2017
Cash flow hedges:
Interest (income) expense	$(2,939)	$1,053	Interest expense
Net income tax effect	617	(258)	Income tax expense
Net of income tax expense (benefit)	(2,322)	795

Amortization of pension plan:
Actuarial loss	334	420	(a)
Net income tax effect	(70)	(103)	Income tax expense
Net of income tax expense (benefit)	264	317
Total reclassifications for the period	$(2,058)	$1,112

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
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Act”). Among its numerous changes to the Internal Revenue Code, the Act reduced the federal corporate tax rate to 21% from 35% effective January 1, 2018. Because of the Company's September 30 fiscal year end, a blended federal tax rate of 24.53% was applied to the fiscal year ended September 30, 2018. The federal statutory rate of 21% is effective for the Company beginning with the fiscal year ending September 30, 2019.
The Company’s effective income tax rate was 23.3% and 38.8% for the three months ended December 31, 2018 and December 31, 2017, respectively. The decrease in the effective tax rate is primarily due to a lower federal statutory rate in the recent fiscal year period, and $34 and $4,644 of additional tax expense related to the remeasurement of the Company's deferred tax asset during the three months ended December 31, 2018 and December 31, 2017, respectively, as a result of the Act.
The Company makes certain investments in limited partnerships which invest in affordable housing projects that qualify for the Low Income Housing Tax Credit (LIHTC). The Company acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnership. The Company accounts for its interests in LIHTCs using the proportional amortization method. The impact of the Company's investments in tax credit entities on the provision for income taxes was not material during the three months ended December 31, 2018 and December 31, 2017.
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
The components of net periodic cost recognized in other non-interest expense in the Consolidated Statements of Income are as follows:

	Three Months Ended
	December 31,
	2018	2017
Interest cost	$807	$774
Expected return on plan assets	(1,146)	(1,036)
Amortization of net loss	334	420
Net periodic cost (benefit)	$(5)	$158
There were no required minimum employer contributions during the three months ended December 31, 2018. There are no minimum employer contributions expected during the remainder of the fiscal year.
10.    EQUITY INCENTIVE PLAN
In December 2018, 138,400 restricted stock units were granted to certain directors and officers of the Company and 64,500 performance stock units were granted to certain officers of the Company. The awards were made pursuant to the Amended and Restated 2008 Equity Incentive Plan, which was approved at the annual meeting of shareholders held on February 22, 2018.

The performance stock units vest in the form of Company common stock issued at the end of a three-year period, based on the pro-rata achievement of performance based metrics over a two-year period. The Company recognizes compensation expense for the fair value of performance stock units on a straight-line basis over the requisite service period.
During the three months ended December 31, 2018 and 2017, the Company recorded $1,081 and $878, respectively, of stock-based compensation expense, comprised of stock option expense of $237 and $313, respectively, and restricted stock units and performance stock units expense of $844 and $565, respectively.
At December 31, 2018, 4,973,962 shares were subject to options, with a weighted average exercise price of $13.72 per share and a weighted average grant date fair value of $2.63 per share. Expected future expense related to the 929,494 non-vested options outstanding as of December 31, 2018 is $1,214 over a weighted average period of 1.6 years. At December 31, 2018, 655,063 restricted stock units and performance stock units with a weighted average grant date fair value of $15.14 per unit, are unvested. Expected future compensation expense relating to the 1,466,983 restricted stock units and performance stock units outstanding as of December 31, 2018 is $6,935 over a weighted average period of 2.2 years. Each unit is equivalent to one share of common stock.
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
At December 31, 2018, the Company had commitments to originate loans as follows:

Fixed-rate mortgage loans	$88,250
Adjustable-rate mortgage loans	102,488
Equity loans and lines of credit	140,994
Total	$331,732
At December 31, 2018, the Company had unfunded commitments outstanding as follows:

Equity lines of credit	$1,814,846
Construction loans	34,833
Limited partner investments	11,541
Total	$1,861,220
At December 31, 2018, the unfunded commitment on home equity lines of credit, including commitments for accounts suspended as a result of material default or a decline in equity, is $1,833,248.
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

As permitted under the fair value guidance in U.S. GAAP, the Company elects to measure at fair value mortgage loans classified as held for sale that are subject to pending agency contracts to securitize and sell loans. This election is expected to reduce volatility in earnings related to market fluctuations between the contract trade and settlement dates. At December 31, 2018 and September 30, 2018, there were no loans held for sale subject to pending agency contracts for which the fair value option was elected.
Presented below is a discussion of the methods and significant assumptions used by the Company to estimate fair value.
Investment Securities Available for Sale—Investment securities available for sale are recorded at fair value on a recurring basis. At December 31, 2018 and September 30, 2018, respectively, this includes $564,479 and $531,965 of investments in U.S. government obligations including U.S. Treasury notes and highly liquid collateralized mortgage obligations issued by Fannie Mae, Freddie Mac and Ginnie Mae. Both are measured using the market approach. The fair values of investment securities represent unadjusted price estimates obtained from third party independent nationally recognized pricing services using pricing models or quoted prices of securities with similar characteristics and are included in Level 2 of the hierarchy. Third party pricing is reviewed on a monthly basis for reasonableness based on the market knowledge and experience of company personnel that interact daily with the markets for these types of securities.
Mortgage Loans Held for Sale—The fair value of mortgage loans held for sale is estimated on an aggregate basis using a market approach based on quoted secondary market pricing for loan portfolios with similar characteristics. Loans held for sale are carried at the lower of cost or fair value except, as described above, the Company elects the fair value measurement option for mortgage loans held for sale subject to pending agency contracts to securitize and sell loans. Loans held for sale are included in Level 2 of the hierarchy. At December 31, 2018 and September 30, 2018, there were $755 and $659, respectively, of loans held for sale carried at cost.
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
Loans held for investment that have been restructured in TDRs and are performing according to the restructured terms of the loan agreement are individually evaluated for impairment using the present value of future cash flows based on the loan’s effective interest rate, which is not a fair value measurement. At December 31, 2018 and September 30, 2018, respectively, this included $99,478 and $98,459 in recorded investment of TDRs with related allowances for loss of $12,411 and $12,002.

Real Estate Owned—Real estate owned includes real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of the cost basis or fair value less estimated costs to dispose. Fair value is estimated under the market approach using independent third party appraisals. As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions. At December 31, 2018 and September 30, 2018, these adjustments were not significant to reported fair values. At December 31, 2018 and September 30, 2018, respectively, $2,406 and $1,238 of real estate owned is included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis where the cost basis equals or exceeds the estimate of fair values less costs to dispose of these properties. Real estate owned, as reported in the Consolidated Statements of Condition, includes estimated costs to dispose of $367 and $132 related to properties measured at fair value and $849 and $1,688 of properties carried at their original or adjusted cost basis at December 31, 2018 and September 30, 2018, respectively.
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
Assets and liabilities carried at fair value on a recurring basis in the Consolidated Statements of Condition at December 31, 2018 and September 30, 2018 are summarized below. There were no liabilities carried at fair value on a recurring basis at December 31, 2018.

		Recurring Fair Value Measurements at Reporting Date Using
	December 31, 2018	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available for sale:
REMICs	$552,609	$—	$552,609	$—
Fannie Mae certificates	7,891	—	7,891	—
U.S. government and agency obligations	3,979	—	3,979	—
Derivatives:
Interest rate lock commitments	77	—	—	77
Total	$564,556	$—	$564,479	$77

		Recurring Fair Value Measurements at Reporting Date Using
	September 30, 2018	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available for sale:
REMICs	$519,999	$—	$519,999	$—
Fannie Mae certificates	7,998	—	7,998	—
U.S. government and agency obligations	3,968	—	3,968	—
Total	$531,965	$—	$531,965	$—

Liabilities
Derivatives:
Interest rate lock commitments	$2	$—	$—	$2
Total	$2	$—	$—	$2
The table below presents a reconciliation of the beginning and ending balances and the location within the Consolidated Statements of Income where gains (losses) due to changes in fair value are recognized on interest rate lock commitments which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Three Months Ended December 31,
	2018	2017
Beginning balance	$(2)	$58
Gain (loss) during the period due to changes in fair value:
Included in other non-interest income	79	(30)
Ending balance	$77	$28
Change in unrealized gains for the period included in earnings for assets held at end of the reporting date	$77	$28
Summarized in the tables below are those assets measured at fair value on a nonrecurring basis.

		Nonrecurring Fair Value Measurements at Reporting Date Using
	December 31, 2018	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Impaired loans, net of allowance	$81,094	$—	$—	$81,094
Real estate owned(1)	2,406	—	—	2,406
Total	$83,500	$—	$—	$83,500

(1)	Amounts represent fair value measurements of properties before deducting estimated costs to dispose.

		Nonrecurring Fair Value Measurements at Reporting Date Using
	September 30, 2018	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Impaired loans, net of allowance	$82,250	$—	$—	$82,250
Real estate owned(1)	1,238	—	—	1,238
Total	$83,488	$—	$—	$83,488

(1)	Amounts represent fair value measurements of properties before deducting estimated costs to dispose.

The following provides quantitative information about significant unobservable inputs categorized within Level 3 of the Fair Value Hierarchy. The interest rate lock commitments at December 31, 2018 include both mortgage origination applications and preapprovals. Preapprovals have a much lower closure rate than origination applications as reflected in the weighted average closure rate.

	Fair Value						Weighted
	12/31/2018	Valuation Technique(s)	Unobservable Input	Range			Average
Impaired loans, net of allowance	$81,094	Market comparables of collateral discounted to estimated net proceeds	Discount appraised value to estimated net proceeds based on historical experience:
			• Residential Properties	0	-	28%	6.3%

Interest rate lock commitments	$77	Quoted Secondary Market pricing	Closure rate	0	-	100%	51.7%

	Fair Value						Weighted
	9/30/2018	Valuation Technique(s)	Unobservable Input	Range			Average
Impaired loans, net of allowance	$82,250	Market comparables of collateral discounted to estimated net proceeds	Discount appraised value to estimated net proceeds based on historical experience:
			• Residential Properties	0	-	28%	6.4%

Interest rate lock commitments	$(2)	Quoted Secondary Market pricing	Closure rate	0	-	100%	50.0%

The following tables present the estimated fair value of the Company’s financial instruments and their carrying amounts as reported in the Statement of Condition.

	December 31, 2018
	Carrying	Fair	Level 1	Level 2	Level 3
	Amount	Value
Assets:
Cash and due from banks	$42,528	$42,528	$42,528	$—	$—
Interest earning cash equivalents	244,091	244,091	244,091	—	—
Investment securities available for sale	564,479	564,479	—	564,479	—
Mortgage loans held for sale	755	772	—	772	—
Loans, net:
Mortgage loans held for investment	12,916,526	13,159,492	—	—	13,159,492
Other loans	3,000	3,066	—	—	3,066
Federal Home Loan Bank stock	93,544	93,544	N/A	—	—
Accrued interest receivable	39,446	39,446	—	39,446	—
Cash collateral received from or held by counterparty	15,159	15,159	15,159	—	—
Derivatives	77	77	—	—	77
Liabilities:
Checking and passbook accounts	$2,262,795	$2,262,795	$—	$2,262,795	$—
Certificates of deposit	6,334,384	6,265,336	—	6,265,336	—
Borrowed funds	3,734,329	3,738,454	—	3,738,454	—
Borrowers’ advances for insurance and taxes	96,451	96,451	—	96,451	—
Principal, interest and escrow owed on loans serviced	30,577	30,577	—	30,577	—

	September 30, 2018
	Carrying	Fair	Level 1	Level 2	Level 3
	Amount	Value
Assets:
Cash and due from banks	$29,056	$29,056	$29,056	$—	$—
Interest earning cash equivalents	240,719	240,719	240,719	—	—
Investment securities available for sale	531,965	531,965	—	531,965	—
Mortgage loans held for sale	659	661	—	661	—
Loans, net:
Mortgage loans held for investment	12,868,273	12,908,729	—	—	12,908,729
Other loans	3,021	3,045	—	—	3,045
Federal Home Loan Bank stock	93,544	93,544	N/A	—	—
Accrued interest receivable	38,696	38,696	—	38,696	—
Cash collateral received from or held by counterparty	13,794	13,794	13,794	—	—
Liabilities:
Checking and passbook accounts	$2,169,579	$2,169,579	$—	$2,169,579	$—
Certificates of deposit	6,322,004	6,006,951	—	6,006,951	—
Borrowed funds	3,721,699	3,724,020	—	3,724,020	—
Borrowers’ advances for insurance and taxes	103,005	103,005	—	103,005	—
Principal, interest and escrow owed on loans serviced	31,490	31,490	—	31,490	—
Derivatives	2	2	—	—	2
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
13.    DERIVATIVE INSTRUMENTS
The Company enters into interest rate swaps to add stability to interest expense and manage exposure to interest rate movements as part of an overall risk management strategy. For hedges of the Company's borrowing program, interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed payments. These derivatives are used to hedge the forecasted cash outflows associated with the Company's FHLB borrowings. At December 31, 2018 and September 30, 2018, the interest rate swaps used in the Company's asset/liability management strategy have weighted average terms of 3.6 years and 3.3 years and weighted average fixed-rate interest payments of 1.90% and 1.75%, respectively.
Cash flow hedges are initially assessed for effectiveness using regression analysis. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in OCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Quarterly, a qualitative analysis is preformed to monitor the ongoing effectiveness of the hedging instrument.
The Company enters into forward commitments for the sale of mortgage loans principally to protect against the risk of adverse interest rate movements on net income. The Company recognizes the fair value of such contracts when the characteristics of those contracts meet the definition of a derivative. These derivatives are not designated in a hedging relationship; therefore, gains and losses are recognized immediately in the statement of income. There were no forward commitments for the sale of mortgage loans at December 31, 2018 or September 30, 2018.
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

	December 31, 2018		September 30, 2018
	Notional Value	Fair Value	Notional Value	Fair Value
Derivatives designated as hedging instruments
Cash flow hedges: Interest rate swaps
Other Assets	$1,575,000	$—	$1,725,000	$—
Other Liabilities	$375,000	$—	$—	$—
Total cash flow hedges: Interest rate swaps	$1,950,000	$—	$1,725,000	$—

Derivatives not designated as hedging instruments
Interest rate lock commitments
Other Assets	$3,923	$77	$—	$—
Other Liabilities	$—	$—	$4,248	$2
Total interest rate lock commitments	$3,923	$77	$4,248	$(2)

The following tables present the net gains and losses recorded within the Consolidated Statements of Income and the Consolidated Statements of Comprehensive Income relating to derivative instruments.

		Three Months Ended
	Location of Gain or (Loss)	December 31,
	Recognized in Income	2018	2017
Cash flow hedges
Amount of gain/(loss) recognized	Other comprehensive income	$(31,013)	$12,083
Amount of gain/(loss) reclassified from AOCI	Interest expense: Borrowed funds	2,939	(1,053)

Derivatives not designated as hedging instruments
Interest rate lock commitments	Other non-interest income	$79	$(30)

The Company estimates that $15,605 of the amounts reported in AOCI will be reclassified as a credit to interest expense during the twelve months ending December 31, 2019.
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
14.    RECENT ACCOUNTING PRONOUNCEMENTS

Adopted in quarter ended December 31, 2018
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. The amendments include a five step process for consideration of the core principle, guidance on the accounting treatment for costs associated with a contract, and disclosure requirements related to the revenue process. The FASB issued several additional ASU's to clarify guidance and provide implementation support for ASU 2014-09. Topic 606 does not apply to revenue within the scope of other standards, such as revenue associated with financial instruments.
Effective October 1, 2018, the Company adopted ASU 2014-09 and all subsequent amendments related to the ASU (collectively, “Topic 606”). We elected to adopt this guidance utilizing the modified retrospective approach. The adoption did not have a significant impact to the Company's consolidated financial statements, as such, a cumulative effect adjustment to beginning retained earnings was not necessary. Neither the new standard, nor any of the related amendments, resulted in a material change from our current accounting for revenue because a significant amount of the Company’s revenue streams such as interest income, are not within the scope of Topic 606. Our services that fall within the scope of Topic 606 are recognized as revenue as we satisfy our performance obligation to the customer. The disaggregation of our revenue from contracts with customers in scope of Topic 606 is provided below:

		Three Months Ended December 31,
	Location of Revenue	2018	2017
Net Gain/(Loss) from Sales of REO	Non-Interest Expense (1)	$223	$22
Deposit Account and Other Banking Income	Non-Interest Income	231	229
Total		$454	$251
____________________________

(1) Net gain/(loss) from sales of real estate owned (REO) is located in non-interest expense in the consolidated statements of income because the gains and losses from the sales of REO assets are netted together with real estate owned expenses (which includes associated legal and maintenance expenses).
Deposit Account and Other Banking Income: The Company charges depositors transaction-based service fees, which includes services such as stop-payments, wire transfers, check and checking account charges. The performance obligation of the transaction-based fees is satisfied, and related revenue is recognized, at the point in time we perform the requested service.

Sales of REO: The Company derecognizes the REO asset and fully recognizes a gain or loss from the REO sale when control of the property transfers to the buyer, which generally occurs at closing. Topic 606 does not significantly change the pattern of revenue recognition unless the Company finances the sale. When the Company finances the REO sale, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether the Company will collect substantially all of the consideration to which it is entitled in exchange for the property. Once these criteria are met, the REO asset is derecognized and the Company fully recognizes the gain or loss upon transfer of control of the property to the buyer. There are no instances of the Company financing the sale of one of its REO properties during the three months ended December 31, 2018.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU changes the accounting for certain equity investments, financial liabilities under the fair value option and presentation and disclosure requirements for financial instruments. Equity investments not accounted for under the equity method of accounting will be measured at fair value with changes recognized in net income. If there are no readily determinable fair values, the guidance allows entities to measure investments at cost less impairment, whereby impairment is based on a qualitative assessment. The guidance eliminates the requirement to disclose the methods and significant assumptions used to estimate fair value of financial instruments measured at amortized cost. The guidance also requires financial assets and financial liabilities to be presented separately in the footnotes, grouped by measurement category (fair value, amortized cost) and form of financial assets. If an entity has elected the fair value option to measure liabilities, the new accounting guidance requires the portion of the change in fair value of a liability resulting from credit risk to be presented in OCI. ASU 2018-03 was issued in February 2018 as technical guidance to ASU 2016-01 to aid in clarification and presentation requirements. Both of these accounting and disclosure guidance are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years on a prospective basis, with a cumulative-effect adjustment to the balance sheet at the beginning of the fiscal year adopted. Early adoption is not permitted. The Company adopted this guidance effective October 1, 2018 through the modified-retrospective transition method. The Company did not recognize a cumulative adjustment to equity upon implementation of the standard. The guidance solely impacted the Company's disclosures, and did not have a material impact on its consolidated financial condition or results of operations.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in this Update address eight specific cash flow issues with the objective of reducing the existing diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and Other Topics. Current guidance is either unclear or does not include specific guidance on these issues. Additionally, in November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash, which requires restricted cash or restricted cash equivalents be included in beginning-of-period and end-of-period cash totals and changes in this classification be explained separately. The amendments in both these Updates are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and should be applied using a retrospective transition method. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The Company retrospectively adopted the guidance effective October 1, 2018. Adoption of this accounting guidance did not have a material impact on the presentation of the Company's Consolidated Statements of Cash Flows.
In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718), Scope of Modification Accounting. This Update clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value (or calculated intrinsic value, if those amounts are being used to measure the award under ASC 718), the vesting conditions, or the classification of the award (as equity or liability) change as a result of the change in terms or conditions. The guidance is effective prospectively for annual periods beginning on or after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted. The Company adopted the guidance effective October 1, 2018. The Update did not have a material impact on the Company's consolidated financial condition or results of operations.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This Update is intended to more closely align financial reporting of hedging relationships with risk management activities. This amendment expands hedge accounting for both nonfinancial and financial risk components, modifies the presentation of certain hedging relationships in the financial statements and eases hedge effectiveness testing requirements. The amendments are effective for fiscal years beginning after December 15, 2018. Early adoption is permissible in any interim period after the issuance of this Update. The Company early adopted the amendments effective October 1, 2018 and revised the disclosures included in footnote 13. Derivative Instruments, accordingly. In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815), Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index SWAP (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. The amendments in this Update permit use of the Overnight Index Swap Rate (OIS) rate based on Secured Overnight Financing Rate (SOFR) as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the UST, the LIBOR swap rate, the OIS rate based on the Fed Funds Effective Rate, and the SIFMA Municipal Swap Rate. Third Federal adopted ASU 2018-16 concurrently with ASU 2017-12. The Updates did not have a material impact on the Company's consolidated financial condition or results of operations.

Issued but not yet adopted as of December 31, 2018
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This guidance changes the accounting treatment of leases by requiring lessees to recognize operating leases on the balance sheet as lease assets (a right-to-use asset) and lease liabilities (a liability to make lease payments), measured on a discounted basis and will require both quantitative and qualitative disclosure regarding key information about the leasing arrangements. An accounting policy election to not recognize operating leases with terms of 12 months or less as assets and liabilities is permitted. This guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. ASU 2016-02 required entities to adopt the new lease standard using a modified retrospective approach. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, which provides entities with an additional (and optional) transition method to adopt the new lease standard. Under this new method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company intends to adopt this guidance effective October 1, 2019 utilizing the transition method described in ASU 2018-11. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842) Land Easement Practical Expedient, which allows entities to elect an optional transition practical expedient to not evaluate under Topic 842 land easements that exist or expired before the entity's adoption of Topic 842. In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842) Narrow-Scope Improvements, which addresses lessor stakeholder questions regarding sales tax, certain lessor costs and the recognition of variable payments for contracts with lease and non-lease components. An implementation team has been created to identify all leases involved, determine which, if any, practical expedients to utilize, and gather data required to comply. All leases have been identified. The Company expects to recognize a right-to-use asset and a lease liability for its operating lease commitments on the Consolidated Statements of Condition and is assessing any additional impact this new standard may have on its consolidated financial condition and results of operations. The Company also anticipates additional disclosures to be provided at adoption.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments in this Update replace the existing incurred loss impairment methodology with a methodology that reflects the expected credit losses for the remaining life of the asset. This will require consideration of a broader range of information, including reasonably supportable forecasts, in the measurement of expected credit losses. The amendments expand disclosures of credit quality indicators, requiring disaggregation by year of origination (vintage). Additionally, credit losses on available for sale debt securities will be recognized as an allowance rather than a write-down, with reversals permitted as credit loss estimates decline. An entity will apply the amendments in this Update through a modified-retrospective approach, resulting in a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. For public business entities that are SEC filers, the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company intends to adopt this guidance effective October 1, 2020. Management has formed a working group comprised of associates from across the association including accounting, risk management, and finance. This group has begun assessing the required changes to our credit loss estimation methodologies and systems, as well as additional data and resources that may be required to comply with this standard. The Company is currently evaluating the impact that this accounting guidance may have on its consolidated financial condition or results of operations. The actual effect on our allowance for loan losses at the adoption date will be dependent upon the nature of the characteristics of the portfolio as well as the macroeconomic conditions and forecasts at that date.
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

•	the ability of the U.S. Government to remain open, function properly and manage federal debt limits;

•	the effects of the recent federal government shutdown

•	the strength or weakness of the real estate markets and of the consumer and commercial credit sectors and its impact on the credit quality of our loans and other assets; and

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
Since being organized in 1938, we grew to become, at the time of our initial public offering of stock in April 2007, the nation’s largest mutually-owned savings and loan association based on total assets. We credit our success to our continued emphasis on our primary values: “Love, Trust, Respect, and a Commitment to Excellence, along with Having Fun.” Our values are reflected in the design and pricing of our loan and deposit products, as described below. Our values are further reflected in a long-term revitalization program encompassing the three-mile corridor of the Broadway-Slavic Village neighborhood in Cleveland, Ohio where our main office was established and continues to be located and where the educational programs we have established and/or supported are located. We intend to continue to adhere to our primary values and to support our customers and the communities in which we operate.
Management believes that the following matters are those most critical to our success: (1) controlling our interest rate risk exposure; (2) monitoring and limiting our credit risk; (3) maintaining access to adequate liquidity and diverse funding sources; and (4) monitoring and controlling our operating expenses.
Controlling Our Interest Rate Risk Exposure. Although the significant housing and credit quality issues that arose in connection with the 2008 financial crisis had a distinctly negative effect on our operating results and, as described below, that experience made a lasting impression on our risk awareness, historically, our greatest risk has been our exposure to changes in interest rates. When we hold longer-term, fixed-rate assets, funded by liabilities with shorter re-pricing characteristics, we are exposed to potentially adverse impacts from changing interest rates, and most notably rising interest rates. Generally, and particularly over extended periods of time that encompass full economic cycles, interest rates associated with longer-term assets, like fixed-rate mortgages, have been higher than interest rates associated with shorter-term funding sources, like deposits. This difference has been an important component of our net interest income and is fundamental to our operations. We manage the risk of holding longer-term, fixed-rate mortgage assets primarily by maintaining the levels of regulatory capital required to be well capitalized, by promoting adjustable-rate loans and shorter-term, fixed-rate loans, by marketing home equity lines of credit, which carry an adjustable rate of interest indexed to the prime rate and by opportunistically extending the duration of our funding sources.
Levels of Regulatory Capital
At December 31, 2018, the Company’s Tier 1 (leverage) capital totaled $1.72 billion, or 12.17% of net average assets and 22.40% of risk-weighted assets, while the Association’s Tier 1 (leverage) capital totaled $1.45 billion, or 10.32% of net average assets and 19.02% of risk-weighted assets. Each of these measures was more than twice the requirements currently in effect for the Association for designation as “well capitalized” under regulatory prompt corrective action provisions, which set minimum levels of 5.00% of net average assets and 8.00% of risk-weighted assets. Refer to the Liquidity and Capital Resources section of this Item 2 for additional discussion regarding regulatory capital requirements.
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
We also feature a ten-year, fully amortizing fixed-rate, first mortgage loan in our product promotions. The ten-year, fixed-rate loan has a less severe interest rate risk profile when compared to loans with fixed-rate terms of 15 to 30 years and helps us to more effectively manage our interest rate risk exposure, yet provides our borrowers with the certainty of a fixed interest rate throughout the life of the obligation.

The following tables set forth our first mortgage loan production and balances segregated by loan structure at origination.

	For the Three Months Ended December 31, 2018		For the Three Months Ended December 31, 2017
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
First Mortgage Loan Originations:
ARM (all Smart Rate) production	$179,957	46.9%	$245,165	45.3%
Fixed-rate production:
Terms less than or equal to 10 years	21,869	5.7	73,732	13.6
Terms greater than 10 years	182,013	47.4	221,861	41.1
Total fixed-rate production	203,882	53.1	295,593	54.7
Total First Mortgage Loan Originations:	$383,839	100.0%	$540,758	100.0%

	December 31, 2018		September 30, 2018
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Balance of Residential Mortgage Loans Held For Investment:
ARMs	$5,155,558	46.9%	$5,166,282	46.9%
Fixed-rate:
Terms less than or equal to 10 years	1,739,863	15.8	1,822,918	16.5
Terms greater than 10 years	4,100,980	37.3	4,036,544	36.6
Total fixed-rate	5,840,843	53.1	5,859,462	53.1
Total Residential Mortgage Loans Held For Investment:	$10,996,401	100.0%	$11,025,744	100.0%
The following table sets forth the balances as of December 31, 2018 for all ARM loans segregated by the next scheduled interest rate reset date.

Current Balance of ARM Loans Scheduled for Interest Rate Reset
During the Fiscal Years Ending September 30,	(In thousands)
2019	$225,567
2020	659,700
2021	1,322,148
2022	1,570,262
2023	1,107,139
2024	270,742
Total	$5,155,558
At December 31, 2018 and September 30, 2018, mortgage loans held for sale, all of which were long-term, fixed-rate first mortgage loans and all of which were held for sale to Fannie Mae, totaled $0.8 million and $0.7 million, respectively.

Loan Portfolio Yield. The following tables set forth the interest yield as of December 31, 2018 for the portfolio of loans held for investment, by type of loan, structure and geographic location.

	December 31, 2018
	Balance	Percent	Yield
	(Dollars in thousands)
Real Estate Loans:
Fixed Rate
Terms less than or equal to 10 years	$1,739,863	13.4%	2.92%
Terms greater than 10 years	4,100,980	31.6%	4.09%
Total Fixed-Rate loans	5,840,843	45.0%	3.74%

ARMs	5,155,558	39.8%	3.08%
Home Equity Loans and Lines of Credit	1,898,185	14.7%	4.72%
Construction and Consumer	62,185	0.5%	3.73%
Total Loans Receivable, net	$12,956,771	100.0%	3.62%

	December 31, 2018
	Balance	Fixed Rate Balance	Percent	Yield
	(Dollars in thousands)
Residential Mortgage Loans
Ohio	$6,158,971	$4,218,614	47.5%	3.65%
Florida	1,759,614	696,513	13.6%	3.40%
Other	3,077,816	925,716	23.7%	3.00%
Total Residential Mortgage Loans	10,996,401	5,840,843	84.8%	3.43%
Home Equity Loans and Lines of Credit
Ohio	660,937	58,103	5.1%	4.71%
Florida	383,784	34,280	3.0%	4.56%
California	286,510	19,516	2.2%	4.80%
Other	566,954	13,658	4.4%	4.81%
Total Home Equity Loans and Lines of Credit	1,898,185	125,557	14.7%	4.72%
Construction and Consumer	62,185	62,185	0.5%
Total Loans Receivable, net	$12,956,771	$6,028,585	100.0%	3.62%

Marketing Home Equity Lines of Credit
Since 2016, we have actively marketed home equity lines of credit, which carry an adjustable rate of interest indexed to the prime rate which provides interest rate sensitivity to that portion of our assets. Prior to 2010, home equity lending also represented a meaningful strategy to manage our interest rate risk profile. Between 2010 and 2015, the Association, in various steps, restricted and modified its home equity lending products and the markets they were offered in response to the 2008 financial crisis and the resulting regulatory environments that existed during that time. Through redesigned home equity products, we believe we have re-established home equity line of credit lending as a meaningful strategy to manage our interest rate risk profile. At December 31, 2018, the principal balance of home equity lines of credit totaled $1.45 billion. Our home equity lending is discussed in the Allowance for Loan Losses section of the Critical Accounting Policies that follows this Overview.

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
During the three months ended December 31, 2018, the composition of our duration-extending funding sources changed as follows: the balance of deposits increased $105.6 million, which was comprised of a $199.2 million increase in the balance of retail deposits, partially offset by a $93.6 million decrease in the balance of brokered CDs (which is inclusive of acquisition costs and subsequent amortization). Additionally, during the three months ended December 31, 2018, we decreased the balance of our short-term advances from the FHLB of Cincinnati by $117.0 million; and we added $225.0 million of new, shorter-term advances from the FHLB of Cincinnati that were matched/correlated to interest rate exchange contracts that extended the effective durations of those shorter-term advances to approximately seven to eight years at inception. These funding source modifications facilitated asset growth of $101.3 million and funded stock repurchases of $3.8 million, dividends of $12.3 million and scheduled repayments of long-term borrowed funds of $97.4 million.
Other Interest Rate Risk Management Tools
We also manage interest rate risk by selectively selling a small portion of our long-term, fixed-rate mortgage loans in the secondary market. Prior to fiscal 2010, this strategy was used to a greater extent to manage our interest rate risk. At December 31, 2018, we serviced $1.88 billion of loans for others, of which $990 million were sold in the secondary market prior to fiscal 2010. While the sales of first mortgage loans remain strategically important for us, since fiscal 2010, they have played only a minor role in our management of interest rate risk. We can also manage interest rate risk by selling non-Fannie Mae compliant mortgage loans to private investors, although those transactions are dependent upon favorable market conditions, including motivated private investors and involve more complicated negotiations and longer settlement timelines. Loan sales are discussed later in this Part 1, Item 2. under the heading Liquidity and Capital Resources, and in Part 1, Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Notwithstanding our efforts to manage interest rate risk, should a rapid and substantial increase occur in general market interest rates, it is expected that, prospectively and particularly over a multi-year time horizon, the level of our net interest income would be adversely impacted.
Monitoring and Limiting Our Credit Risk. While, historically, we had been successful in limiting our credit risk exposure by generally imposing high credit standards with respect to lending, the confluence of unfavorable regional and macro-economic events that culminated in the 2008 housing market collapse and financial crisis, coupled with our pre-2010 expanded participation in the second lien mortgage lending markets, significantly refocused our attention with respect to credit risk. In response to the evolving economic landscape, we continuously revise and update our quarterly analysis and evaluation procedures, as needed, for each category of our lending with the objective of identifying and recognizing all appropriate credit impairments. At December 31, 2018, 91% of our assets consisted of residential real estate loans (both “held for sale” and “held for investment”) and home equity loans and lines of credit, which were originated predominantly to borrowers in Ohio and Florida. Our analytic procedures and evaluations include specific reviews of all home equity loans and lines of credit that become 90 or more days past due, as well as specific reviews of all first mortgage loans that become 180 or more days past due. We transfer performing home equity lines of credit subordinate to first mortgages delinquent greater than 90 days to non-accrual status. We also charge-off performing loans to collateral value and classify those loans as non-accrual within 60 days of notification of all borrowers filing Chapter 7 bankruptcy, that have not reaffirmed or been dismissed, regardless of how long the loans have been performing. Loans where at least one borrower has been discharged of their obligation in Chapter 7 bankruptcy, are classified as TDRs. At December 31, 2018, $25.4 million of loans in Chapter 7 bankruptcy status were included in total TDRs. At December 31, 2018, the recorded investment in non-accrual status loans included $28.1 million of performing loans in Chapter 7 bankruptcy status, of which $27.5 million were also reported as TDRs.

In response to the unfavorable regional and macro-economic environment that arose beginning in 2008, and in an effort to limit our credit risk exposure and improve the credit performance of new customers, we tightened our credit eligibility criteria in evaluating a borrower’s ability to successfully fulfill his or her repayment obligation and we revised the design of many of our loan products to require higher borrower down-payments, limited the products available for condominiums, eliminated certain product features (such as interest-only adjustable-rate loans and loans above certain LTV ratios), and we suspended home equity lending products with the exception of bridge loans between 2010 and 2012. The delinquency level related to loan originations prior to 2009, compared to originations in 2009 and after, reflect the higher credit standards to which we have subjected all new originations. As of December 31, 2018, loans originated prior to 2009 had a balance of $0.99 billion, of which $34.6 million, or 3.5%, were delinquent, while loans originated in 2009 and after had a balance of $11.97 billion, of which $9.1 million, or 0.1%, were delinquent.
One aspect of our credit risk concern relates to high concentrations of our loans that are secured by residential real estate in specific states, particularly Ohio and Florida, in light of the difficulties that arose in connection with the 2008 housing crisis with respect to the real estate markets in those two states. At December 31, 2018, approximately 55.9% and 16.0% of the combined total of our residential Core and construction loans held for investment and approximately 34.8% and 20.2% of our home equity loans and lines of credit were secured by properties in Ohio and Florida, respectively. In an effort to moderate the concentration of our credit risk exposure in individual states, particularly Ohio and Florida, we have utilized direct mail marketing, our internet site and our customer service call center to extend our lending activities to other attractive geographic locations. Currently, in addition to Ohio and Florida, we are actively lending in 19 other states and the District of Columbia, and as a result of that activity, the concentration ratios of the combined total of our residential, Core and construction loans held for investment in Ohio and Florida have trended downward from their September 30, 2010 levels when the concentrations were 79.1% in Ohio and 19.0% in Florida. Of the total mortgage and equity loan originations for the three months ended December 31, 2018, 20.2% are secured by properties in states other than Ohio or Florida.
Our residential Home Today loans are another area of credit risk concern. Although we no longer originate loans under this program and the principal balance in these loans had declined to $92.6 million at December 31, 2018, and constituted only 0.7% of our total “held for investment” loan portfolio balance, they comprised 19.4% and 22.2% of our 90 days or greater delinquencies and our total delinquencies, respectively, at that date. At December 31, 2018, approximately 95.3% and 4.5% of our residential Home Today loans were secured by properties in Ohio and Florida, respectively. At December 31, 2018, the percentages of those loans delinquent 30 days or more in Ohio and Florida were 10.7% and 7.6%, respectively. The disparity between the portfolio composition ratio and delinquency composition ratio reflects the nature of the Home Today loans. We do not offer, and have not offered, loan products frequently considered to be designed to target sub-prime borrowers containing features such as higher fees or higher rates, negative amortization, or low initial payment features with adjustable interest rates. Our Home Today loans, the majority of which were entered into with borrowers that had credit profiles that would not have otherwise qualified for our loan products due to deficient credit scores, generally contained the same features as loans offered to our Core borrowers. The overriding objective of our Home Today lending, just as it is with our Core lending, was the creation of successful homeowners. We have attempted to manage our Home Today credit risk by requiring that borrowers attend pre- and post-borrowing financial management education and counseling and that the borrowers be referred to us by a sponsoring organization with which we have partnered. Further, to manage the credit aspect of these loans, inasmuch as the majority of these buyers did not have sufficient funds for required down payments, many loans included private mortgage insurance. At December 31, 2018, 16.9% of Home Today loans included private mortgage insurance coverage. From a peak recorded investment of $306.6 million at December 31, 2007, the total recorded investment of the Home Today portfolio has declined to $92.3 million at December 31, 2018. Since the vast majority of Home Today loans were originated prior to March 2009 and we are no longer originating loans under our Home Today program, the Home Today portfolio will continue to decline in balance due to contractual amortization. To supplant the Home Today product and to continue to meet the credit needs of our customers and the communities that we serve, we have offered Fannie Mae eligible, Home Ready loans since fiscal 2016. These loans are originated in accordance with Fannie Mae's underwriting standards. While we retain the servicing rights related to these loans, the loans, along with the credit risk associated therewith, are securitized/sold to Fannie Mae.
Maintaining Access to Adequate Liquidity and Diverse Funding Sources. For most insured depositories, customer and community confidence are critical to their ability to maintain access to adequate liquidity and to conduct business in an orderly manner. We believe that a well capitalized institution is one of the most important factors in nurturing customer and community confidence. Accordingly, we have managed the pace of our growth in a manner that reflects our emphasis on high capital levels. At December 31, 2018, the Association’s ratio of Tier 1 (leverage) capital to net average assets (a basic industry measure that deems 5.00% or above to represent a “well capitalized” status) was 10.32%. The Association's Tier 1 (leverage) capital ratio is lower at December 31, 2018 than its ratio at September 30, 2018, which was 10.87%, due primarily to an $85 million cash dividend payment that the Association made to the Company, its sole shareholder, in December 2018 that reduced the Association's Tier 1 (leverage) capital ratio by an estimated 60 basis points. Because of its intercompany nature, this dividend payment did not impact the Company's consolidated capital ratios which are reported in the Liquidity and Capital Resources section of this Item 2. We expect to continue to remain a well capitalized institution.
In managing its level of liquidity, the Company monitors available funding sources, which include attracting new deposits (including brokered CDs), borrowings from others, the conversion of assets to cash and the generation of funds through profitable operations. The Company has traditionally relied on retail deposits as its primary means in meeting its funding needs. At December 31, 2018, deposits totaled $8.60 billion (including $576.4 million of brokered CDs), while borrowings totaled $3.73 billion and borrowers’ advances and servicing escrows totaled $127.0 million, combined. In evaluating funding sources, we consider many factors, including cost, collateral, duration and optionality, current availability, expected sustainability, impact on operations and capital levels.
To attract deposits, we offer our customers attractive rates of interest on our deposit products. Our deposit products typically offer rates that are highly competitive with the rates on similar products offered by other financial institutions. We intend to continue this practice, subject to market conditions.
We preserve the availability of alternative funding sources through various mechanisms. First, by maintaining high capital levels, we retain the flexibility to increase our balance sheet size without jeopardizing our capital adequacy. Effectively, this permits us to increase the rates that we offer on our deposit products thereby attracting more potential customers. Second, we pledge available real estate mortgage loans and investment securities with the FHLB of Cincinnati and the FRB-Cleveland. At December 31, 2018, these collateral pledge support arrangements provided the Association with the ability to immediately borrow an additional $118.5 million from the FHLB of Cincinnati and $52.4 million from the FRB-Cleveland Discount Window. From the perspective of collateral value securing FHLB of Cincinnati advances, our capacity limit for additional borrowings beyond the balance outstanding at December 31, 2018 was $4.77 billion, subject to satisfaction of the FHLB of Cincinnati common stock ownership requirement. To satisfy the common stock ownership requirement for the maximum limit of borrowing, we would need to increase our ownership of FHLB of Cincinnati common stock by an additional $95.3 million. Third, we invest in high quality marketable securities that exhibit limited market price variability, and to the extent that they are not needed as collateral for borrowings, can be sold in the institutional market and converted to cash. At December 31, 2018, our investment securities portfolio totaled $564.5 million. Finally, cash flows from operating activities have been a regular source of funds. During the three months ended December 31, 2018 and 2017, cash flows from operations used $0.9 million and provided $98.0 million, respectively. The decline in cash flows from operations was driven primarily from the decline in fair value of derivative instruments as well as the semi-annual payment of real estate taxes issued and paid prior to the end of the current quarter.
Fannie Mae, historically the Association’s primary loan investor, implemented, effective July 2010, certain loan origination requirement changes affecting loan eligibility that we chose not to adopt until fiscal 2013. Since then, first mortgage loans (primarily fixed-rate, mortgage refinances with terms of 15 years or more and HARP II, and more recently HomeReady, loans) that are originated under the revised procedures are eligible for sale to Fannie Mae either as whole loans or within mortgage-backed securities. We expect that certain loan types (i.e. our Smart Rate adjustable-rate loans, home purchase fixed-rate loans and 10-year fixed-rate loans) will continue to be originated under our legacy procedures. For loans that are not originated under the revised (Fannie Mae) procedures, the Association’s ability to reduce interest rate risk via loan sales is limited to those loans that have established payment histories, strong borrower credit profiles and are supported by adequate collateral values that meet the requirements of the FHLB's Mortgage Purchase Program or of private third-party investors. At December 31, 2018, $0.8 million of agency eligible, long-term, fixed-rate first mortgage loans were classified as “held for sale.” During the three months ended December 31, 2018, $7.2 million of agency-compliant HARP II and Home Ready loans and $13.5 million of long-term, fixed-rate, agency-compliant, non-HARP II, non-Home Ready first mortgage loans were sold to Fannie Mae.
Overall, while customer and community confidence can never be assured, the Company believes that its liquidity is adequate and that it has access to adequate alternative funding sources.
Monitoring and Controlling Our Operating Expenses. We continue to focus on managing operating expenses. Our ratio of annualized non-interest expense to average assets was 1.36% for the three months ended December 31, 2018 and 1.33% for the three months ended December 31, 2017. As of December 31, 2018, our average assets per full-time employee and our average deposits per full-time employee were $13.7 million and $8.3 million, respectively. We believe that each of these measures compares favorably with industry averages. Our relatively high average of deposits (exclusive of brokered CDs) held at our branch offices ($211.1 million per branch office as of December 31, 2018) contributes to our expense management efforts by limiting the overhead costs of serving our customers. We will continue our efforts to control operating expenses as we grow our business.

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

When loan restructurings qualify as TDRs and the loans are performing according to the terms of the restructuring, we record an IVA based on the present value of expected future cash flows, which includes a factor for potential subsequent defaults, discounted at the effective interest rate of the original loan contract. Potential defaults are distinguished from multiple restructurings as borrowers who default are generally not eligible for subsequent restructurings. At December 31, 2018, the balance of such individual valuation allowances was $12.4 million. In instances when loans require multiple restructurings, additional valuation allowances may be required. The new valuation allowance on a loan that has multiple restructurings is calculated based on the present value of the expected cash flows, discounted at the effective interest rate of the original loan contract, considering the new terms of the restructured agreement. Due to the immaterial amount of this exposure to date, we continue to capture this exposure as a component of our qualitative GVA evaluation. The significance of this exposure will be monitored and, if warranted, we will enhance our loan loss methodology to include a new default factor (developed to reflect the estimated impact to the balance of the allowance for loan losses that will occur as a result of subsequent future restructurings) that will be assessed against all loans reviewed collectively. If new default factors are implemented, the qualitative GVA methodology will be adjusted to preclude duplicative loss consideration.
Home equity loans and lines of credit generally have higher credit risk than traditional residential mortgage loans. These loans and credit lines are usually in a second lien position and when combined with the first mortgage, result in generally higher overall loan-to-value ratios. In a stressed housing market with high delinquencies and decreasing housing prices, as arose beginning in 2008, these higher loan-to-value ratios represent a greater risk of loss to the Company. A borrower with more equity in the property has a vested interest in keeping the loan current when compared to a borrower with little or no equity in the property. In light of the past weakness in the housing market and uncertainty with respect to future employment levels and economic prospects, we conduct an expanded loan level evaluation of our home equity loans and lines of credit, including bridge loans, which are delinquent 90 days or more. This expanded evaluation is in addition to our traditional evaluation procedures. Our home equity loans and lines of credit portfolio continues to comprise a significant portion of our gross charge-offs. At December 31, 2018, we had a recorded investment of $1.92 billion in home equity loans and equity lines of credit outstanding, $6.8 million, or 0.4%, of which were 90 days or more past due.
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

	December 31, 2018
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential Core	$19,165	45.7%	84.2%
Residential Home Today	3,748	8.9	0.7
Home equity loans and lines of credit	19,021	45.4	14.6
Construction	4	—	0.5
Total allowance	$41,938	100.0%	100.0%

	September 30, 2018			December 31, 2017
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential Core	$18,288	43.1%	84.7%	$13,546	29.5%	85.8%
Residential Home Today	3,204	7.6	0.7	4,134	9.0	0.8
Home equity loans and lines of credit	20,921	49.3	14.1	28,245	61.5	12.9
Construction	5	—	0.5	4	—	0.5
Total allowance	$42,418	100.0%	100.0%	$45,929	100.0%	100.0%

The following table sets forth activity in our allowance for loan losses segregated by geographic location for the periods indicated. The majority of our construction loan portfolio is secured by properties located in Ohio and the balances of other consumer loans are considered immaterial, therefore neither was segregated.

	As of and For the Three Months Ended December 31,
	2018	2017
	(Dollars in thousands)
Allowance balance (beginning of the period)	$42,418	$48,948
Charge-offs:
Real estate loans:
Residential Core
Ohio	243	348
Florida	—	17
Other	—	27
Total Residential Core	243	392
Residential Home Today
Ohio	241	618
Florida	—	57
Total Residential Home Today	241	675
Home equity loans and lines of credit
Ohio	290	868
Florida	445	387
California	22	—
Other	86	281
Total Home equity loans and lines of credit	843	1,536
Total charge-offs	1,327	2,603
Recoveries:
Real estate loans:
Residential Core	211	593
Residential Home Today	468	402
Home equity loans and lines of credit	2,168	1,589
Total recoveries	2,847	2,584
Net recoveries (charge-offs)	1,520	(19)
Provision (Credit) for loan losses	(2,000)	(3,000)
Allowance balance (end of the period)	$41,938	$45,929
Ratios:
Net charge-offs (recoveries) to average loans outstanding (annualized)	(0.01)%	0.00%
Allowance for loan losses to non-accrual loans at end of the period	54.48%	58.43%
Allowance for loan losses to the total recorded investment in loans at end of the period	0.32%	0.36%
There were net recoveries of $1.5 million during the three months ended December 31, 2018 compared to $19 thousand of net charge-offs for the three months ended December 31, 2017. Charge-offs decreased during the three months ended December 31, 2018 in all portfolios when compared to the three months ended December 31, 2017, reflecting the improving market conditions. We continue to evaluate loans becoming delinquent for potential losses and record provisions for the estimate of those loans. We expect a moderate level of charge-offs to continue as delinquent loans are resolved in the future and uncollected balances are charged against the allowance.

During the three months ended December 31, 2018, the total allowance for loan losses decreased $0.5 million, to $41.9 million from $42.4 million at September 30, 2018, as we recorded a $2.0 million credit for loan losses, while recoveries exceeded loan charge-offs by $1.5 million. The allowance for loan losses related to loans evaluated collectively decreased by $0.9 million during the three months ended December 31, 2018, and the allowance for loan losses related to loans evaluated individually increased by approximately $0.4 million. Refer to the "Activity in the Allowance for Loan Losses" and "Analysis of the Allowance for Loan Losses" tables in Note 4 of the Notes to the Unaudited Interim Consolidated Financial Statements for more information. Other than the less significant construction and other consumer loans segments, changes during the three months ended December 31, 2018 in the balances of the GVAs, excluding changes in IVAs, related to the significant loan segments are described as follows:

•
Residential Core – The recorded investment of this segment of the loan portfolio decreased 0.2%, or $27.0 million, while the total allowance for loan losses for this segment increased 4.8% or $0.9 million. The portion of this loan segment’s allowance for loan losses that was determined by evaluating groups of loans collectively (i.e. those loans that were not individually evaluated), increased $0.8 million, or 7.5%, from $11.4 million at September 30, 2018, to $12.2 million at December 31, 2018. The ratio of this portion of the allowance for loan losses to the total balance of loans in this loan segment that were evaluated collectively, increased 0.01% to 0.11% at December 31, 2018 from 0.10% at September 30, 2018. The portfolio contains adjustable-rate loans with fixed interest rates over an initial period of mainly three to five years, followed by annual resets, with various re-lock features the provide options to borrowers. The allowance increased to address the risk prompted by recent increases in the prime rate, the index at which these loans are scheduled to reset. Total delinquencies increased 4.6% to $21.6 million at December 31, 2018 from $20.7 million at September 30, 2018. Loans 90 or more days delinquent remained at $10.8 million at December 31, 2018 and September 30, 2018. There were net charge-offs of $32 thousand for the quarter ended December 31, 2018 compared to net recoveries of $0.2 million during the quarter ended December 31, 2017.

•
Residential Home Today – The recorded investment of this segment of the loan portfolio decreased 2.6%, or $2.4 million, as we are no longer originating loans under the Home Today program. The total allowance for loan losses for this segment increased by $0.5 million or 17.0%. The portion of this loan segment’s allowance for loan losses that was determined by evaluating groups of loans collectively (i.e. those loans that were not individually evaluated), increased by 38.9% to $1.5 million at December 31, 2018 from $1.1 million at September 30, 2018. Similarly, the ratio of this portion of the allowance to the total balance of loans in this loan segment that were evaluated collectively, increased 0.9% to 2.9% at December 31, 2018 from 2.0% at September 30, 2018. Total delinquencies increased to $9.7 million at December 31, 2018 from $8.4 million at September 30, 2018. Delinquencies greater than 90 days increased to $4.2 million from $3.8 million at September 30, 2018. There were net recoveries of $0.2 million the current quarter compared to net charge-offs of $0.3 million during the quarter ended December 31, 2017. The allowance for this portfolio fluctuates based on not only the generally declining portfolio balance, but also on the credit profile trends in this portfolio. This portfolio's allowance increased this quarter regardless of the decrease in the Home Today balance as risk remains based on the generally less stringent credit requirements that were in place at the time that these borrowers qualified for their loans and the continued depressed home values that remain in this portfolio.

•
Home Equity Loans and Lines of Credit – The recorded investment of this segment of the loan portfolio increased 4.4%, or $80.4 million, to $1.92 billion at December 31, 2018 from $1.84 billion at September 30, 2018. The total allowance for loan losses for this segment decreased 9.08% to $19.0 million from $20.9 million at September 30, 2018. During the quarter ended December 31, 2018, the portion of this loan segment's allowance for loan losses that was determined by evaluating groups of loans collectively (i.e. those loans that were not individually evaluated) decreased by $2.2 million, or 12.2%, from $17.9 million to $15.7 million during the quarter ended December 31, 2018. The ratio of this portion of the allowance to the total balance of loans in this loan segment that were evaluated collectively also decreased to 0.8% at December 31, 2018 from 1.0% at September 30, 2018. Net recoveries for this loan segment during the current quarter were greater at $1.3 million as compared to $0.1 million for the quarter ended December 31, 2017. Total delinquencies for this portfolio segment decreased 0.5% to $12.3 million at December 31, 2018 as compared to $12.4 million at September 30, 2018. Delinquencies greater than 90 days increased 13.9% to $6.8 million at December 31, 2018 from $5.9 million at September 30, 2018. The reduction in the allowance is mainly supported by a reduction in the principal balance of home equity lines of credit coming to an end of the draw period. In recent years, a large portion of the overall allowance has been allocated to the home equity loans and lines of credit portfolio to address exposure from customers whose lines of credit were originated without amortizing payments during the draw period and who could face potential increased payment shock at the end of the draw period. In general, home equity lines of credit originated prior to June 2010 were characterized by a ten-year draw period, with interest only payments, followed by a ten-year repayment period. However, a large number of those lines of credit approaching the end of draw period have been paid off or refinanced without significant loss. The principal balance of home equity lines of credit originated prior to 2010 without amortizing payments during the draw period that are coming to the end of its draw period through fiscal 2020 is $62.2 million at December 31, 2018 as compared to $116.9 million at September 30, 2018. As this exposure decreases without incurring significant loss, the portion of the overall allowance allocated to the home equity loans and lines of credit category can be decreased. Generally, there were minimal home equity lines of credit originated between June 2010 and February 2013 and those originated after February 2013 require an amortizing payment during the draw period and do not face the same end-of-draw increased payment shock risk.
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

	December 31, 2018		September 30, 2018		December 31, 2017
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential Core
Ohio	$6,070,710		$6,052,208		$6,093,219
Florida	1,755,482		1,758,762		1,734,724
Other	3,077,639		3,119,841		2,996,824
Total Residential Core	10,903,831	84.2%	10,930,811	84.7%	10,824,767	85.8%
Residential Home Today
Ohio	88,261		90,604		99,992
Florida	4,132		4,150		4,794
Other	177		179		234
Total Residential Home Today	92,570	0.7	94,933	0.7	105,020	0.8
Home equity loans and lines of credit
Ohio	660,937		652,271		620,042
Florida	383,784		369,252		350,433
California	286,510		268,230		219,231
Other	566,954		529,165		436,024
Total Home equity loans and lines of credit	1,898,185	14.6	1,818,918	14.1	1,625,730	12.9
Total Construction	59,185	0.5	64,012	0.5	58,837	0.5
Other consumer loans	3,000	—	3,021	—	2,886	—
Total loans receivable	12,956,771	100.0%	12,911,695	100.0%	12,617,240	100.0%
Deferred loan expenses, net	39,526		38,566		33,251
Loans in process	(34,833)		(36,549)		(35,160)
Allowance for loan losses	(41,938)		(42,418)		(45,929)
Total loans receivable, net	$12,919,526		$12,871,294		$12,569,402

On December 31, 2018, the unpaid principal balance of our home equity loans and lines of credit portfolio consisted of $452.2 million in home equity loans (which included $310.0 million of home equity lines of credit, which are in the amortization period and no longer eligible to be drawn upon, and $27.6 million in bridge loans) and $1.45 billion in home equity lines of credit. The following table sets forth credit exposure, principal balance, percent delinquent 90 days or more, the mean CLTV percent at the time of origination and the current mean CLTV percent of our home equity loans, home equity lines of credit and bridge loan portfolio as of December 31, 2018. Home equity lines of credit in the draw period are reported according to geographic distribution.

	Credit Exposure	Principal Balance	Percent Delinquent 90 Days or More	Mean CLTV Percent at Origination (2)	Current Mean CLTV Percent (3)
	(Dollars in thousands)
Home equity lines of credit in draw period (by state)
Ohio	$1,282,442	$502,929	0.08%	59%	52%
Florida	510,607	252,662	0.08%	57%	51%
California	444,802	206,679	—%	62%	57%
Other (1)	1,022,966	483,701	0.04%	64%	60%
Total home equity lines of credit in draw period	3,260,817	1,445,971	0.05%	61%	54%
Home equity lines in repayment, home equity loans and bridge loans	452,214	452,214	1.32%	66%	49%
Total	$3,713,031	$1,898,185	0.36%	61%	53%
_________________

(1)	No other individual state has a committed or drawn balance greater than 10% of our total equity lending portfolio nor 5% of total loans.

(2)	Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.

(3)
Current Mean CLTV is based on best available first mortgage and property values as of December 31, 2018. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.

At December 31, 2018, 39.6% of our home equity lending portfolio was either in a first lien position (22.0%), in a subordinate (second) lien position behind a first lien that we held (14.0%) or in a subordinate (second) lien position behind a first lien that was held by a loan that we serviced for others (3.6%). In addition, at December 31, 2018, 14.6% of our home equity line of credit portfolio in the draw period was making only the required minimum payment on the outstanding line balance.
The following table sets forth credit exposure, principal balance, percent delinquent 90 days or more, the mean CLTV percent at the time of origination and the current mean CLTV percent of our home equity loans, home equity lines of credit and bridge loan portfolio as of December 31, 2018. Home equity lines of credit in the draw period are stratified by the calendar year in which originated:

	Credit Exposure	Principal Balance	Percent Delinquent 90 Days or More	Mean CLTV Percent at Origination (1)	Current Mean CLTV Percent (2)
	(Dollars in thousands)
Home equity lines of credit in draw period
2008 and Prior	$48,459	$17,385	0.60%	63%	48%
2009	121,652	40,702	0.73%	54%	47%
2010	13,206	4,134	—%	58%	43%
2011	—	—	—%	—%	—%
2012	155	51	—%	44%	62%
2013	40	18	—%	79%	57%
2014	161,498	55,804	0.20%	60%	43%
2015	238,301	97,771	0.03%	60%	46%
2016	436,246	191,549	0.10%	62%	51%
2017	945,913	455,283	0.01%	61%	55%
2018	1,295,347	583,274	—%	61%	60%
Total home equity lines of credit in draw period	3,260,817	1,445,971	0.05%	61%	54%
Home equity lines in repayment, home equity loans and bridge loans	452,214	452,214	1.32%	66%	49%
Total	$3,713,031	$1,898,185	0.36%	61%	53%
________________

(1)	Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.

(2)
Current Mean CLTV is based on best available first mortgage and property values as of December 31, 2018. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.

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

The following table sets forth, as of December 31, 2018, the principal balance of home equity lines of credit in the draw period segregated by the current combined LTV range and by fiscal year in which the draw period expires.

	Current CLTV Category
Home equity lines of credit in draw period (by end of draw fiscal year):	< 80%	80 - 89.9%	90 - 100%	>100%	Unknown (2)	Total
	(Dollars in thousands)
2019 (1)	$99,116	$881	$282	$375	$234	$100,888
2020 (1)	106,877	20	14	21	2	106,934
2021	37,250	—	—	—	—	37,250
2022	77	—	—	—	—	77
2023	19	—	—	—	—	19
2024	—	—	—	8	27	35
Post 2024	1,194,204	5,605	402	134	423	1,200,768
Total	$1,437,543	$6,506	$698	$538	$686	$1,445,971
_________________

(1)
Home equity lines of credit whose draw period ends in fiscal years 2019 and 2020 include $50.1 million and $95.5 million, respectively, of lines where the customer has an amortizing payment during the draw period. All home equity lines of credit whose draw period ends in the fiscal years after 2020 have an amortizing payment during the draw period.

(2)	Market data necessary for stratification is not readily available.
The following table sets forth the breakdown of current mean CLTV percentages for our home equity lines of credit in the draw period as of December 31, 2018.

	Credit Exposure	Principal Balance	Percent of Total Principal Balance	Percent Delinquent 90 Days or More	Mean CLTV Percent at Origination (2)	Current Mean CLTV Percent (3)
	(Dollars in thousands)
Home equity lines of credit in draw period (by current mean CLTV)
< 80%	$3,241,808	$1,437,543	99.4%	0.04%	61%	54%
80 - 89.9%	15,553	6,506	0.4%	1.56%	79%	81%
90 - 100%	1,056	698	0.1%	14.62%	77%	93%
> 100%	1,017	538	—%	13.92%	67%	129%
Unknown (1)	1,383	686	0.1%	—%	18%	(1)
	$3,260,817	$1,445,971	100.0%	0.05%	61%	54%
_________________

(1)	Market data necessary for stratification is not readily available.

(2)	Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.

(3)
Current Mean CLTV is based on best available first mortgage and property values as of December 31, 2018. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.

Delinquent Loans
The following tables set forth the number and recorded investment in loan delinquencies by type, segregated by geographic location and severity of delinquency at the dates indicated. The majority of our construction loan portfolio is secured by properties located in Ohio; therefore, it was not segregated by geography. There were no delinquencies in the construction loan portfolio at December 31, 2018 or September 30, 2018.

	Loans Delinquent for				Total
	30-89 Days		90 Days or More
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
December 31, 2018
Real estate loans:
Residential Core
Ohio	82	$7,952	90	$7,988	172	$15,940
Florida	9	1,068	11	1,543	20	2,611
Other	6	1,805	7	1,283	13	3,088
Total Residential Core	97	10,825	108	10,814	205	21,639
Residential Home Today
Ohio	128	5,284	136	4,116	264	9,400
Florida	4	191	4	118	8	309
Other	1	—	—	—	1	—
Total Residential Home Today	133	5,475	140	4,234	273	9,709
Home equity loans and lines of credit
Ohio	98	1,821	124	2,186	222	4,007
Florida	37	1,332	80	1,949	117	3,281
California	9	763	5	524	14	1,287
Other	40	1,660	64	2,099	104	3,759
Total Home equity loans and lines of credit	184	5,576	273	6,758	457	12,334
Total	414	$21,876	521	$21,806	935	$43,682

	Loans Delinquent for				Total
	30-89 Days		90 Days or More
	Number	Amount	Number	Amount	Number	Amount
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
Loans delinquent 90 days or more were 0.2% of total net loans at December 31, 2018, September 30, 2018, and December 31, 2017. Loans delinquent 30 to 89 days were 0.2% of total net loans at December 31, 2018 and September 30, 2018, and 0.3% at December 31, 2017.

Non-Performing Assets and Troubled Debt Restructurings
The following table sets forth the recorded investments and categories of our non-performing assets and TDRs at the dates indicated.

	December 31, 2018	September 30, 2018	December 31, 2017
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
Residential Core	$41,011	$41,628	$42,343
Residential Home Today	14,438	14,641	16,773
Home equity loans and lines of credit	21,523	21,483	19,491
Total non-accrual loans (1)(2)	76,972	77,752	78,607
Real estate owned	2,888	2,794	4,290
Total non-performing assets	$79,860	$80,546	$82,897
Ratios:
Total non-accrual loans to total loans	0.59%	0.60%	0.62%
Total non-accrual loans to total assets	0.54%	0.55%	0.57%
Total non-performing assets to total assets	0.56%	0.57%	0.60%
TDRs: (not included in non-accrual loans above)
Real estate loans:
Residential Core	$51,116	$50,351	$50,935
Residential Home Today	25,972	26,861	28,824
Home equity loans and lines of credit	26,857	25,604	21,122
Total	$103,945	$102,816	$100,881
_________________

(1)
Totals at December 31, 2018, September 30, 2018, and December 31, 2017, include $51.2 million, $52.1 million, and $45.6 million, respectively, in TDRs that are less than 90 days past due but included with nonaccrual loans for a minimum period of six months from the restructuring date due to their non-accrual status prior to restructuring, because they have been partially charged off, or because all borrowers have been discharged of their obligation through a Chapter 7 bankruptcy.

(2)	Includes $10.7 million, $10.5 million, and $11.8 million in TDRs that are 90 days or more past due at December 31, 2018, September 30, 2018, and December 31, 2017, respectively.
The gross interest income that would have been recorded during the three months ended December 31, 2018 and December 31, 2017 on non-accrual loans if they had been accruing during the entire period and TDRs if they had been current and performing in accordance with their original terms during the entire period was $2.3 million and $2.4 million, respectively. The interest income recognized on those loans included in net income for the three months ended December 31, 2018 and December 31, 2017 was $1.4 million and $1.6 million, respectfully.
At December 31, 2018, September 30, 2018, and December 31, 2017, the recorded investment of impaired loans includes accruing TDRs and loans that are returned to accrual status when contractual payments are less than 90 days past due. These loans continue to be individually evaluated for impairment until, at a minimum, contractual payments are less than 30 days past due. Also, the recorded investment of non-accrual loans includes loans that are not included in the recorded investment of impaired loans because they are included in loans collectively evaluated for impairment.

The table below sets forth the recorded investments and categories of loans representing the difference between non-accrual loans and impaired loans at the dates indicated.

	December 31, 2018	September 30, 2018	December 31, 2017
	(Dollars in thousands)
Non-Accrual Loans	$76,972	$77,752	$78,607
Accruing TDRs	103,945	102,816	100,881
Performing Impaired	3,800	3,982	5,038
Collectively Evaluated	(4,025)	(3,756)	(6,900)
Total Impaired loans	$180,692	$180,794	$177,626
In response to the economic challenges facing many borrowers, we continue to restructure loans, resulting in $165.9 million of TDRs (accrual and non-accrual) recorded at December 31, 2018. There was a $0.5 million increase in the recorded investment of TDRs from September 30, 2018 and a $7.6 million increase from December 31, 2017.
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
The following table sets forth the recorded investment in accrual and non-accrual TDRs, by the types of concessions granted, as of December 31, 2018.

	Reduction in Interest Rates	Payment Extensions	Forbearance or Other Actions	Multiple Concessions	Multiple Restructurings	Bankruptcy	Total
	(In thousands)
Accrual
Residential Core	$8,077	$294	$6,426	$16,071	$12,856	$7,392	$51,116
Residential Home Today	3,400	—	3,089	8,346	10,262	875	25,972
Home equity loans and lines of credit	143	5,344	604	19,256	226	1,284	26,857
Total	$11,620	$5,638	$10,119	$43,673	$23,344	$9,551	$103,945
Non-Accrual, Performing
Residential Core	$451	$116	$2,207	$3,446	$9,007	$12,977	$28,204
Residential Home Today	464	45	752	780	5,479	2,076	9,596
Home equity loans and lines of credit	—	249	96	8,347	2,155	2,545	13,392
Total	$915	$410	$3,055	$12,573	$16,641	$17,598	$51,192
Non-Accrual, Non-Performing
Residential Core	$—	$—	$2,381	$480	$1,390	$952	$5,203
Residential Home Today	95	—	726	337	2,122	715	3,995
Home equity loans and lines of credit	—	31	795	118	221	350	1,515
Total	$95	$31	$3,902	$935	$3,733	$2,017	$10,713
Total TDRs
Residential Core	$8,528	$410	$11,014	$19,997	$23,253	$21,321	$84,523
Residential Home Today	3,959	45	4,567	9,463	17,863	3,666	39,563
Home equity loans and lines of credit	143	5,624	1,495	27,721	2,602	4,179	41,764
Total	$12,630	$6,079	$17,076	$57,181	$43,718	$29,166	$165,850

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
Income Taxes. We consider accounting for income taxes a critical accounting policy due to the subjective nature of certain estimates, including the impact of tax rate changes, such as those implemented by the Act signed into law in December 2017, that are involved in the calculation. We use the asset/liability method of accounting for income taxes in which deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. We must assess the realization of the deferred tax asset and, to the extent that we believe that recovery is not likely, a valuation allowance is established. Adjustments to increase or decrease existing valuation allowances, if any, are charged or credited, respectively, to income tax expense. At December 31, 2018, no valuation allowances were outstanding. Even though we have determined a valuation allowance is not required for deferred tax assets at December 31, 2018, there is no guarantee that those assets, if any, will be recognizable in the future.
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

Comparison of Financial Condition at December 31, 2018 and September 30, 2018
Total assets increased $101.3 million, or 1%, to $14.24 billion at December 31, 2018 from $14.14 billion at September 30, 2018. This increase was primarily the result of new loan origination levels exceeding the total of loan sales and principal repayments, combined with a net increase in the combination of cash and cash equivalents and investment securities.

Cash and cash equivalents increased $16.8 million, or 6%, to $286.6 million at December 31, 2018 from $269.8 million at September 30, 2018 as we hold cash to maintain the level of liquidity described later in the Liquidity and Capital Resources section.
Investment securities, all of which are classified as available for sale, increased $32.5 million, or 6%, to $564.5 million at December 31, 2018 from $532.0 million at September 30, 2018. Investment securities increased as $59.1 million in purchases exceeded the combined effect of $32.0 million in principal paydowns, $6.5 million in net unrealized gains and $1.0 million of net acquisition premium amortization that occurred in the mortgage-backed securities portfolio during the three months ended December 31, 2018. There were no sales of investment securities during the three months ended December 31, 2018.
Loans held for investment, net, increased $48.2 million, or less than one percent, to $12.92 billion at December 31, 2018 from $12.87 billion at September 30, 2018. Residential mortgage loans decreased $29.3 million, or less than one percent, to $11.00 billion at December 31, 2018. During the three months ended December 31, 2018, $180.0 million of three- and five-year “SmartRate” loans were originated while $203.9 million of 10-, 15-, and 30-year fixed-rate first mortgage loans were originated. These originations were offset by paydowns and fixed-rate loan sales. Between September 30, 2018 and December 31, 2018, the total fixed-rate portion of the first mortgage loan portfolio decreased $18.7 million and was comprised of a decrease of $83.0 million in the balance of fixed-rate loans with original terms of 10 years or less, along with an increase of $64.5 million in the balance of fixed-rate loans with original terms greater than 10 years. During the three months ended December 31, 2018, we completed $20.7 million in loan sales, which included $7.2 million of agency-compliant HARP II and Home Ready loans and $13.5 million of long-term, fixed-rate, agency-compliant, non-HARP II and non-Home Ready first mortgage loans that were sold to Fannie Mae. Also, during the three months ended December 31, 2018, we purchased $4.5 million of long-term, fixed-rate first mortgage loans.
Offsetting the decrease in residential mortgage loans was a $79.3 million increase in the balance of home equity loans and lines of credit during the three months ended December 31, 2018, as new originations and additional draws on existing accounts exceeded repayments. Commitments originated for home equity loans and lines of credit and bridge loans were $357.0 million for the three months ended December 31, 2018 compared to $389.9 million for the three months ended December 31, 2017. At December 31, 2018, pending commitments to originate new home equity lines of credit and bridge loans totaled $107.4 million and $33.6 million, respectively. Refer to the Controlling Our Interest Rate Risk Exposure section of the Overview for additional information.
The total allowance for loan losses decreased $0.5 million, or 1%, to $41.9 million at December 31, 2018 from $42.4 million at September 30, 2018, primarily reflecting improved credit metrics, including continued strong recoveries of loan amounts previously charged off, low levels of current loan charge-offs and reduced exposure from home equity lines of credit coming to the end of the draw period. Refer to Note 4. Loans and Allowance for Loan Losses for additional discussion.
Deposits increased $105.6 million, or 1%, to $8.60 billion at December 31, 2018 from $8.49 billion at September 30, 2018. The increase in deposits resulted primarily from a $141.1 million increase in our new money market accounts (a subcategory of savings accounts) introduced in July 2018, and a $12.0 million increase in CDs, partially offset by a $49.0 million decrease in high-yield savings accounts (a subcategory of savings accounts) and a $0.2 million decrease in our high-yield checking accounts. We believe that our savings and checking accounts provide a stable source of funds. In addition, our high-yield savings accounts are expected to reprice in a manner similar to our home equity lending products, and, therefore, assist us in managing interest rate risk. The balance of brokered CDs at December 31, 2018 was $576.4 million which was a decrease of $93.7 million during the three months ended December 31, 2018.
Borrowed funds, all from the FHLB of Cincinnati, increased $12.6 million, or less than one percent, to $3.73 billion at December 31, 2018 from $3.72 billion at September 30, 2018. Activity included $225.0 million of new 90-day advances that are hedged by equal notional amounts of new interest rate swaps with initial fixed-pay terms of seven to eight years, offset by scheduled principal repayments of long-term advances and a $117.0 million decrease in the balance of short-term advances, as deposit growth covered most funding demands. The total balance of borrowed funds of $3.73 billion at December 31, 2018 consisted of an overnight advance of $1.08 billion, long-term advances of $694 million with a remaining weighted average maturity of approximately one year and short-term advances of $1.95 billion aligned with interest rate swap contracts with a remaining weighted average effective maturity of approximately 3.6 years. Interest rate swaps have been used to extend the duration of short-term borrowings to approximately five to eight years at inception, by paying a fixed rate of interest and receiving the variable rate. Refer to the Extending the Duration of Funding Sources section of the Overview for additional discussion regarding short-term borrowings and interest-rate swaps.

Servicing escrows decreased $0.9 million, or 3%, to $30.6 million at December 31, 2018 from $31.5 million at September 30, 2018. Retained tax payments collected from borrowers decreased $1.1 million partially offset by an increase of $0.2 million in principal and interest collected during the current period. Principal and interest will fluctuate based on normal curtailments and paydowns which are influenced by the relative level of market interest rates.
Total shareholders’ equity decreased $14.6 million, or 1%, to $1.74 billion at December 31, 2018 from $1.76 billion at September 30, 2018. This net decrease primarily reflected the effect of $20.3 million of net income reduced by $3.8 million of repurchases of outstanding common stock, $12.3 million of cash dividend payments and a $21.5 million unrealized loss recognized in accumulated other comprehensive income. Adjustments of $2.7 million related to our stock compensation plan and ESOP further offset the decrease. As a result of a July 11, 2018 mutual member vote, Third Federal Savings, MHC, the mutual holding company that owns 81% of the outstanding stock of the Company, waived the receipt of its share of the dividends paid. Refer to Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for additional details regarding the repurchase of shares of common stock and the dividend waiver.

Comparison of Operating Results for the Three Months Ended December 31, 2018 and 2017
Average balances and yields. The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effects thereof were not material. Average balances are derived from daily average balances. Non-accrual loans were included in the computation of loan average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, deferred expenses, discounts and premiums that are amortized or accreted to interest income or interest expense.

	Three Months Ended			Three Months Ended
	December 31, 2018			December 31, 2017
	Average Balance	Interest Income/ Expense	Yield/ Cost (1)	Average Balance	Interest Income/ Expense	Yield/ Cost (1)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash equivalents	$225,748	$1,258	2.23%	$239,197	$783	1.31%
Investment securities	3,971	24	2.42%	—	—	—%
Mortgage-backed securities	537,050	3,100	2.31%	538,504	2,589	1.92%
Loans (2)	12,871,771	112,491	3.50%	12,486,857	102,626	3.29%
Federal Home Loan Bank stock	93,544	1,415	6.05%	90,401	1,231	5.45%
Total interest-earning assets	13,732,084	118,288	3.45%	13,354,959	107,229	3.21%
Noninterest-earning assets	386,086			377,939
Total assets	$14,118,170			$13,732,898
Interest-bearing liabilities:
Checking accounts	$898,795	748	0.33%	$969,759	226	0.09%
Savings accounts	1,286,543	2,178	0.68%	1,448,273	503	0.14%
Certificates of deposit	6,352,338	29,836	1.88%	5,751,520	22,265	1.55%
Borrowed funds	3,614,231	17,714	1.96%	3,643,213	14,247	1.56%
Total interest-bearing liabilities	12,151,907	50,476	1.66%	11,812,765	37,241	1.26%
Noninterest-bearing liabilities	192,504			213,684
Total liabilities	12,344,411			12,026,449
Shareholders’ equity	1,773,759			1,706,449
Total liabilities and shareholders’ equity	$14,118,170			$13,732,898
Net interest income		$67,812			$69,988
Interest rate spread (1)(3)			1.79%			1.95%
Net interest-earning assets (4)	$1,580,177			$1,542,194
Net interest margin (1)(5)		1.98%			2.10%
Average interest-earning assets to average interest-bearing liabilities	113.00%			113.06%
Selected performance ratios:
Return on average assets (1)		0.58%			0.57%
Return on average equity (1)		4.59%			4.60%
Average equity to average assets		12.56%			12.43%
_________________

(1)	Annualized.

(2)	Loans include both mortgage loans held for sale and loans held for investment.

(3)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by total interest-earning assets.

General. Net income increased $0.7 million to $20.3 million for the three months ended December 31, 2018 compared to $19.6 million for the three months ended December 31, 2017. The net income increase was primarily due to a decrease in income tax expense as a result of the Act, which was partially offset by a decrease in net interest income, a decrease in the credit for loan loss provision and an increase in non-interest expenses.
Interest and Dividend Income. Interest and dividend income increased $11.1 million, or 10%, to $118.3 million during the three months ended December 31, 2018 compared to $107.2 million during the same three months in the prior year. The increase in interest and dividend income resulted primarily from an increase in interest income from loans, and to a lesser extent, interest income on mortgage-backed securities, interest earning cash equivalents and Federal Home Loan Bank stock dividends.
Interest income on loans increased $9.9 million, or 10%, to $112.5 million for the three months ended December 31, 2018 compared to $102.6 million for the three months ended December 31, 2017. This increase was attributed primarily to a $384.9 million increase in the average balance of loans to $12.87 billion in the current three-month period compared to $12.49 billion during the same three months in the prior year as new loan production exceeded repayments and loan sales. The impact from the increase in the average balance of loans was combined with a 21 basis point increase in the average yield on loans to 3.50% for the three months ended December 31, 2018 from 3.29% for the same three months in the prior year. Increases in the prime rate between the two periods benefited the yield on home equity lines of credit for the three months ended December 31, 2018, and contributed to the higher overall average yield.
Interest income on mortgage-backed securities increased $0.5 million, or 19%, to $3.1 million during the current three months compared to $2.6 million during the three months ended December 31, 2017. This increase was attributed to a 39 basis point increase in the average yield on mortgage-backed securities partially offset by a $1.4 million decrease in the average balance of mortgage-backed securities to $537.1 million in the current three-month period compared to $538.5 million during the same three months in the prior year.
Interest Expense. Interest expense increased $13.3 million, or 36%, to $50.5 million during the current three months compared to $37.2 million during the three months ended December 31, 2017. The increase resulted primarily from an increase in interest expense on deposits and an increase in interest expense on borrowed funds.
Interest expense on CDs increased $7.5 million, or 34%, to $29.8 million during the three months ended December 31, 2018 compared to $22.3 million during the three months ended December 31, 2017. The increase was attributed primarily to a 33 basis point increase in the average rate we paid on CDs to 1.88% during the current three months from 1.55% during the same three months last year. In addition, there was a $600.8 million, or 10%, increase in the average balance of CDs to $6.35 billion from $5.75 billion during the same three months of the prior year. Rates were adjusted on deposits in response to changes in general market rates as well as to changes in the rates paid by our competition. The increase in deposits was used to fund our balance sheet growth and our capital management activities, including share repurchases and dividend payments.
Interest expense on borrowed funds, all from the FHLB of Cincinnati, increased $3.5 million, or 25%, to $17.7 million during the three months ended December 31, 2018 from $14.2 million during the three months ended December 31, 2017. The increase was attributed to a 40 basis point increase in the average rate paid for these funds to 1.96%, during the three months ended December 31, 2018 and 1.56% for the three months ended December 31, 2017, as market rates have increased between the two periods and longer duration funding sources were utilized that carried higher interest rates. Partially offsetting the increase in the rate paid on borrowed funds was a $29.0 million, or 1%, decrease in the average balance of borrowed funds to $3.61 billion during the current three months from $3.64 billion during the same three months of the prior year. Refer to the Extending the Duration of Funding Sources section of the Overview and Comparison of Financial Condition for further discussion.
Net Interest Income. Net interest income decreased $2.2 million, or 3%, to $67.8 million during the three months ended December 31, 2018 from $70.0 million during the three months ended December 31, 2017. Average interest-earning assets increased during the current three-month period by $377.1 million, or 3%, when compared to the three months ended December 31, 2017. The increase in average assets was attributed primarily to the growth of our loan portfolio. In addition to the increase in average interest earning assets was a 24 basis point increase in the yield on those assets to 3.45% from 3.21%. However, average interest-bearing liabilities increased by $339.1 million and experienced a 40 basis point increase in cost, as our interest rate spread decreased 16 basis points to 1.79% compared to 1.95% during the same three months last year reflecting the flattening yield curve and general interest rate environment. Our net interest margin was 1.98% for the current three-month period and 2.10% for the same three months in the prior period. Our interest rate spread and net interest margin narrowed as our overall funding costs increased more than our asset yields increased.

Provision for Loan Losses. Based on our evaluation of the factors described earlier, we recorded a credit for loan losses of $2.0 million during the three months ended December 31, 2018 and a $3.0 million credit for loan losses during the three months ended December 31, 2017. Continued strong recoveries of loan amounts previously charged off, low levels of current loan charge-offs and reduced exposure from home equity lines of credit coming to the end of the draw period resulted in the loan provision credit during the current period. Nevertheless, we continue our awareness of the relative values of residential properties in comparison to their cyclical peaks as well as the uncertainty that persists in the current economic environment, which continues to challenge many of our loan customers. As delinquencies in the portfolio have been resolved through pay-off, short sale or foreclosure, or management determines the collateral is not sufficient to satisfy the loan, uncollected balances have been charged against the allowance for loan losses previously provided. In the current three months, we recorded a net recovery of $1.5 million, as compared to $19 thousand of net charge-offs for the three months ended December 31, 2017. The credit for loan losses recorded for the current three months, as partially offset by net recoveries, resulted in a decrease in the balance of the allowance for loan losses. The allowance for loan losses was $41.9 million, or 0.32% of the total recorded investment in loans receivable, at December 31, 2018, compared to $45.9 million, or 0.36% of the total recorded investment in loans receivable, at December 31, 2017. Balances of recorded investments are net of deferred fees, expenses and any applicable loans-in-process. Refer to the Lending Activities section of the Overview and Note 4. Loans and Allowance for Loan Losses for further discussion.
Non-Interest Income. Non-interest income decreased $0.1 million, or 2%, to $4.7 million during the three months ended December 31, 2018 compared to $4.8 million during the three months ended December 31, 2017. Gains on the sales of loans decreased $0.4 million during the current period. There were loan sales of $20.7 million during the three months ended December 31, 2018, compared to loan sales of $29.9 million during the three months ended December 31, 2017.
Non-Interest Expense. Non-interest expense increased $2.2 million, or 5%, to $48.0 million during the three months ended December 31, 2018 compared to $45.8 million during the three months ended December 31, 2017. This increase resulted primarily from increases in salaries and employee benefits and office property and equipment expenses, partially offset by a reduction in marketing expenses. There was a $2.1 million increase in salaries and employee benefits during the current three-month period compared to the three-month period ended December 31, 2017, primarily related to both the timing and amount of health insurance for our employees, which can fluctuate based on the timing of claims, and to a lesser extent, a reduction in the deferral of salary compensation related to direct loan origination costs and an increase in compensation from stock awards granted in December 2018. The $0.3 million increase in office property and equipment is mainly due to the continued improvement and investment of technology throughout the Company. Marketing expenditures decreased $0.2 million during the current three months as compared to the three months ended December 31, 2017 and was attributed to the timing of media campaigns supporting our lending activities.
Income Tax Expense. The provision for income taxes was $6.2 million during the three months ended December 31, 2018 compared to $12.4 million during the three months ended December 31, 2017. The decrease in expense was caused mainly by the combination of a decrease in income before income taxes and by the impact of the Act, which lowered the federal effective rate in the more recent period and required additional tax expense for the re-measurement of the deferred tax asset during the three months ended December 31, 2017. The provision for the current three-month period included $5.1 million of federal income tax provision and $1.1 million of state income tax provision. The provision for the three months ended December 31, 2017 included $11.8 million of federal income tax provision and $0.6 million of state income tax provision. Our effective federal tax rate was 20.0% during the three months ended December 31, 2018 and 37.6% during the three months ended December 31, 2017. Our expected effective income tax rates in the current year are lower than the federal statutory rate because of our ownership of bank-owned life insurance.

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
While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Association’s Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We generally seek to maintain a minimum liquidity ratio of 5% (which we compute as the sum of cash and cash equivalents plus unencumbered investment securities for which ready markets exist, divided by total assets). For the three months ended December 31, 2018, our liquidity ratio averaged 5.65%. We believe that we had sufficient sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2018.
We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities and the objectives of our asset/liability management program. Excess liquid assets are generally invested in interest-earning deposits and short- and intermediate-term securities.
Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2018, cash and cash equivalents totaled $286.6 million, which represented an increase of 6% from September 30, 2018.
Investment securities classified as available-for-sale, which provide additional sources of liquidity, totaled $564.5 million at December 31, 2018.
During the three-month period ended December 31, 2018, loan sales to Fannie Mae totaled $20.7 million which included $13.5 million of long-term, fixed-rate, agency-compliant, non-HARP II and non-Home Ready first mortgage loans, $0.1 million of loans that qualified under Fannie Mae's HARP II initiative and $7.1 million of loans that qualified under Fannie Mae's Home Ready initiative. Loans originated under the HARP II and Home Ready initiatives are classified as “held for sale” at origination. Loans originated under non-HARP II or non-Home Ready, Fannie Mae compliant procedures are classified as “held for investment” until they are specifically identified for sale.
At December 31, 2018, $0.8 million of long-term, fixed-rate residential first mortgage loans were classified as “held for sale,” all of which qualified under either Fannie Mae's HARP II or Home Ready initiatives. There were no loan sale commitments outstanding at December 31, 2018.
Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows (unaudited) included in the unaudited interim Consolidated Financial Statements.
At December 31, 2018, we had $331.7 million in outstanding commitments to originate loans. In addition to commitments to originate loans, we had $1.81 billion in unfunded home equity lines of credit to borrowers. CDs due within one year of December 31, 2018 totaled $2.70 billion, or 31.4% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, sales of investment securities, other deposit products, including new CDs, brokered CDs, FHLB advances, borrowings from the FRB-Cleveland Discount Window or other collateralized borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the CDs due on or before December 31, 2019. We believe, however, based on past experience, that a significant portion of such deposits will remain with us. Generally, we have the ability to attract and retain deposits by adjusting the interest rates offered.
Our primary investing activities are originating residential mortgage loans, home equity loans and lines of credit and purchasing investments. During the three months ended December 31, 2018, we originated $383.8 million of residential mortgage loans, and $357.0 million of commitments for home equity loans and lines of credit, while during the three months ended December 31, 2017, we originated $540.8 million of residential mortgage loans and $389.9 million of commitments for home equity loans and lines of credit. We purchased $59.1 million of securities during the three months ended December 31, 2018, and $42.8 million during the three months ended December 31, 2017.
Financing activities consist primarily of changes in deposit accounts, changes in the balances of principal and interest owed on loans serviced for others, FHLB advances and borrowings from the FRB-Cleveland Discount Window. We experienced a net increase in total deposits of $105.6 million during the three months ended December 31, 2018, which reflected the active management of the offered rates on maturing CDs, compared to a net increase of $55.7 million during the three months ended December 31, 2017. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. During the three months ended December 31, 2018, there was a $93.7 million decrease in the balance of brokered CDs (exclusive of acquisition costs and subsequent amortization), which had a balance of $576.4 million at December 31, 2018. At December 31, 2017 the balance of brokered CDs was $664.8 million. Principal and interest owed on loans serviced for others experienced a net decrease of $0.9 million to $30.6 million during the three months ended December 31, 2018 compared to a net decrease of $2.9 million to $32.9 million during the three months ended December 31, 2017. During the three months ended December 31, 2018, we increased our advances from the FHLB of Cincinnati by $12.6 million, as we funded: new loan originations; our capital initiatives; and actively managed our liquidity ratio. During the three months ended December 31, 2017, our advances from the FHLB of Cincinnati increased by $87.5 million.
Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of Cincinnati and the FRB-Cleveland Discount Window, each of which provides an additional source of funds. Also, in evaluating funding alternatives, we may participate in the brokered CD market. At December 31, 2018 we had $3.73 billion of FHLB of Cincinnati advances and no outstanding borrowings from the FRB-Cleveland Discount Window. Additionally, at December 31, 2018, we had $576.4 million of brokered CDs. During the three months ended December 31, 2018, we had average outstanding advances from the FHLB of Cincinnati of $3.61 billion as compared to average outstanding advances of $3.64 billion during the three months ended December 31, 2017. The decrease in net average balance in the current year reflects an increase in the use of deposits to fund: balance sheet growth; our capital initiatives; and to manage our on-balance sheet liquidity. Refer to the Extending the Duration of Funding Sources section of the Overview and the General section of Item 3. Quantitative and Qualitative Disclosures About Market Risk for further discussion. At December 31, 2018, we had the ability to immediately borrow an additional $118.5 million from the FHLB of Cincinnati and $52.4 million from the FRB-Cleveland Discount Window. From the perspective of collateral value securing FHLB of Cincinnati advances, our capacity limit for additional borrowings beyond the outstanding balance at December 31, 2018 was $4.77 billion, subject to satisfaction of the FHLB of Cincinnati common stock ownership requirement. To satisfy the common stock ownership requirement for the maximum limit of borrowing, we would have to increase our ownership of FHLB of Cincinnati common stock by an additional $95.3 million.
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
On January 1, 2016, the Association became subject to the "capital conservation buffer" requirement, which is being phased in over three years, increasing each year until fully implemented at 2.5% on January 1, 2019. The requirement would limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" consisting of 2.5% in addition to the minimum capital requirements. At December 31, 2018, the Association exceeded the fully phased in regulatory requirement for the "capital conservation buffer".
As of December 31, 2018, the Association exceeded all regulatory requirements to be considered “Well Capitalized” as presented in the table below (dollar amounts in thousands).

	Actual		Well Capitalized Levels
	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$1,495,984	19.56%	$764,673	10.00%
Tier 1 (Leverage) Capital to Net Average Assets	1,454,043	10.32%	704,497	5.00%
Tier 1 Capital to Risk-Weighted Assets	1,454,043	19.02%	611,738	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,454,029	19.02%	497,037	6.50%

The capital ratios of the Company as of December 31, 2018 are presented in the table below (dollar amounts in thousands).

	Actual
	Amount	Ratio
Total Capital to Risk-Weighted Assets	$1,761,071	22.94%
Tier 1 (Leverage) Capital to Net Average Assets	1,719,133	12.17%
Tier 1 Capital to Risk-Weighted Assets	1,719,133	22.40%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,719,133	22.40%
In addition to the operational liquidity considerations described above, which are primarily those of the Association, the Company, as a separate legal entity, also monitors and manages its own, parent company-only liquidity, which provides the source of funds necessary to support all of the parent company's stand-alone operations, including our capital distribution strategies, which encompass our share repurchase and dividend payment programs. The Company's primary source of liquidity is dividends received from the Association. The amount of dividends that the Association may declare and pay to the Company in any calendar year, without the receipt of prior approval from the OCC but with prior notice to the FRB-Cleveland, cannot exceed net income for the current calendar year-to-date period plus retained net income (as defined) for the preceding two calendar years, reduced by prior dividend payments made during those periods. In December 2018, the Company received an $85.0 million cash dividend from the Association. Because of its intercompany nature, this dividend payment had no impact on the Company's capital ratios or its consolidated statement of condition but reduced the Association's reported capital ratios. At December 31, 2018, the Company had, in the form of cash and a demand loan from the Association, $202.2 million of funds readily available to support its stand-alone operations.
On October 27, 2016, the Company announced that the Board of Directors approved the Company’s eighth stock repurchase program, which authorized the repurchase of up to 10,000,000 shares of the Company’s outstanding common stock. There were 3,775,521 shares repurchased under that program through December 31, 2018. During the three months ended December 31, 2018, the Company repurchased $3.7 million of its common stock.
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
During the three months ended December 31, 2018, $20.7 million of agency-compliant, long-term, fixed-rate mortgage loans were sold to Fannie Mae on a servicing retained basis. At December 31, 2018, $0.8 million of agency-compliant, long-term, fixed-rate residential first mortgage loans that qualified under Fannie Mae's HARP II or Home Ready programs, were classified as “held for sale.” Of the agency-compliant loan sales during the three months ended December 31, 2018, $7.2 million was comprised of long-term (15 to 30 years), fixed-rate first mortgage loans which were sold under Fannie Mae's HARP II or Home Ready programs, and $13.5 million was comprised of long-term (15 to 30 years), fixed-rate first mortgage loans which had been originated under our revised procedures and were sold to Fannie Mae under our reinstated seller contract, as described in the next paragraph. At December 31, 2018, we did not have any outstanding loan sales commitments.
Fannie Mae, historically the Association’s primary loan investor, implemented, effective July 2010, certain loan origination requirement changes affecting loan eligibility that we chose not to adopt until fiscal 2013. Since then, first mortgage loans (primarily fixed-rate, mortgage refinances with terms of 15 years or more and HARP II, and more recently HomeReady, loans) that are originated under the revised procedures are eligible for sale to Fannie Mae either as whole loans or within mortgage-backed securities. We expect that certain loan types (i.e. our Smart Rate adjustable-rate loans, home purchase fixed-rate loans and 10-year fixed-rate loans) will continue to be originated under our legacy procedures. For loans that are not originated under the revised (Fannie Mae) procedures, the Association’s ability to reduce interest rate risk via loan sales is limited to those loans that have established payment histories, strong borrower credit profiles and are supported by adequate collateral values that meet the requirements of the FHLB's Mortgage Purchase Program or of private third-party investors.
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
The Association is a party to interest rate swap agreements. Each of the Association's swap agreements is registered on the Chicago Mercantile Exchange and involves the exchange of interest payment amounts based on a notional principal balance. No exchange of principal amounts occurs and the notional principal amount does not appear on our balance sheet. The Association uses swaps to extend the duration of its funding sources. In each of the Association's agreements, interest paid is based on a fixed rate of interest throughout the term of each agreement while interest received is based on an interest rate that resets at a specified interval (generally three months) throughout the term of each agreement. On the initiation date of the swap, the agreed upon exchange interest rates reflect market conditions at that point in time. Swaps generally require counterparty collateral pledges that ensure the counterparties' ability to comply with the conditions of the agreement. The notional amount of the Association's swap portfolio at December 31, 2018 was $1.95 billion. The swap portfolio's weighted average fixed pay rate was 1.90% and the weighted average remaining term was 3.6 years. Concurrent with the execution of each swap, the Association entered into a short-term borrowing from the FHLB of Cincinnati in an amount equal to the notional amount of the swap and with interest rate resets aligned with the reset interval of the swap. Each individual swap agreement has been designated as a cash flow hedge of interest rate risk associated with the Association's variable rate borrowings from the FHLB of Cincinnati.
Economic Value of Equity. Using customized modeling software, the Association prepares periodic estimates of the amounts by which the net present value of its cash flows from assets, liabilities and off-balance sheet items (the association’s economic value of equity or EVE) would change in the event of a range of assumed changes in market interest rates. The simulation model uses a discounted cash flow analysis and an option-based pricing approach in measuring the interest rate sensitivity of EVE. The model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumption that instantaneous changes (measured in basis points) occur at all maturities along the United States Treasury yield curve and other relevant market interest rates. A basis point equals one, one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 2% to 3% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. The model is tailored specifically to our organization, which, we believe, improves its predictive accuracy. The following table presents the estimated changes in the Association’s EVE at December 31, 2018 that would result from the indicated instantaneous changes in the United States Treasury yield curve and other relevant market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

				EVE as a Percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)	Estimated EVE (2)	Estimated Increase (Decrease) in EVE		EVE Ratio (4)	Increase (Decrease) (basis points)
		Amount	Percent
	(Dollars in thousands)
+300	$1,353,755	$(662,534)	(32.86)%	10.34%	(360)
+200	1,620,466	(395,823)	(19.63)%	11.94%	(200)
+100	1,851,695	(164,594)	(8.16)%	13.19%	(75)
0	2,016,289	—	—	13.94%	—
-100	2,076,581	60,292	2.99%	14.02%	8
_________________

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	EVE Ratio represents EVE divided by the present value of assets.
The table above indicates that at December 31, 2018, in the event of an increase of 200 basis points in all interest rates, the Association would experience a 19.63% decrease in EVE. In the event of a 100 basis point decrease in interest rates, the Association would experience a 2.99% increase in EVE.
The following table is based on the calculations contained in the previous table, and sets forth the change in the EVE at a +200 basis point rate of shock at December 31, 2018, with comparative information as of September 30, 2018. By regulation, the Association must measure and manage its interest rate risk for interest rate shocks relative to established risk tolerances in EVE.
Risk Measure (+200 Basis Points Rate Shock)

	At December 31, 2018	At September 30, 2018
Pre-Shock EVE Ratio	13.94%	15.54%
Post-Shock EVE Ratio	11.94%	13.35%
Sensitivity Measure in basis points	(200)	(219)
Percentage Change in EVE	(19.63)%	(19.65)%
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
Accordingly, although the EVE tables provide an indication of our interest rate risk exposure as of the indicated dates, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our EVE and will differ from actual results. In addition to our core business activities, which primarily sought to originate Smart Rate (adjustable), home equity lines of credit (adjustable) and 10-year fixed-rate loans funded by borrowings from the FHLB and intermediate term CDs (including brokered CDs), and which are intended to have a favorable impact on our IRR profile, the impact of several other items and events resulted in the 0.02% improvement in the Percentage Change in EVE measure at December 31, 2018 when compared to the measure at September 30, 2018. Factors contributing to this improvement included changes in market rates, capital actions by the Association, assumption and modeling changes and changes due to business activity. Movement in market interest rates included a decrease of 33 basis points for the two-year term, a decrease of 44 basis points for the five-year term and a decrease of 38 basis points for the ten-year term, and which resulted in an improvement of 2.57% in the Percentage Change in EVE. Combined with this improvement was the impact of an $85.0 million cash dividend that the Association paid to the Company. Because of its intercompany nature, this payment had no impact on the Company's capital position, or the Company's overall IRR profile, but reduced the Association's regulatory capital and regulatory capital ratios and negatively impacted the Association's Percentage Change in EVE by approximately 0.78%. Additionally, modifications and enhancements to our modeling assumptions and methodologies, which are continually challenged and evaluated, on a net basis, negatively impacted the Association's Percentage Change in EVE by 3.60%. Our core business activities, as described at the beginning of this paragraph, are generally intended to have a positive impact on our IRR profile, the actual impact is determined by a number of factors, including the pace of mortgage asset additions to our balance sheet (including consideration of outstanding commitments to originate those assets), in comparison to the pace of the addition of duration extending funding sources. During the current fiscal year-to-date period, the net affect of mortgage asset accumulation and funding source extension resulted in 1.83% of improvement to our Percentage Change in EVE. The IRR simulation results presented above were in line with management's expectations and were within the risk limits established by our Board of Directors.
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
Earnings at Risk. In addition to EVE calculations, we use our simulation model to analyze the sensitivity of our net interest income to changes in interest rates (the institution’s EaR). Net interest income is the difference between the interest income that we earn on our interest-earning assets, such as loans and securities, and the interest that we pay on our interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what our net interest income would be for prospective 12 and 24 month periods using customized (based on our portfolio characteristics) assumptions with respect to loan prepayment rates, default rates and deposit decay rates, and the implied forward yield curve as of the market date for assumptions as to projected interest rates. We then calculate what our estimated net interest income would be for the same period under numerous interest rate scenarios. The simulation process is subject to continual enhancement, modification, refinement and adaptation in order that it might most accurately reflect our current circumstances, factors and expectations. As of December 31, 2018, we estimated that our EaR for the 12 months ending December 31, 2019 would decrease by 3.01% in the event that market interest rates used in the simulation were adjusted in equal monthly amounts (termed a "ramped" format) during the 12 month measurement period to an aggregate increase of 200 basis points. This assumption differs from the assumption used to report our EaR estimates in reporting periods prior to March 31, 2017, when our EaR disclosures were determined under assumed instantaneous changes in market interest rates. While that scenario is no longer used, the Association continues to calculate instantaneous scenarios, and as of December 31, 2018, we estimated that our EaR for the 12 months ending December 31, 2019 would decrease by 6.06% in the event of an instantaneous 200 basis point increase in market interest rates.

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
EVE is considered as a point in time calculation with a "liquidation" view of the Association where all the cash flows (including interest, principal and prepayments) are modeled and discounted using discount factors derived from the current market yield curves. It provides a long term view and helps to define changes in equity and duration as a result of changes in interest rates. On the other hand, EaR is based on balance sheet projections going one year and two years forward and assumes new business volume and pricing to calculate net interest income under different interest rate environments. EaR is calculated to determine the sensitivity of net interest income under different interest rate scenarios. With each of these models, specific policy limits have been established that are compared with the actual month end results. These limits have been approved by the Association's Board of Directors and are used as benchmarks to evaluate and moderate interest rate risk. In the event that there is a breach of policy limits that extends beyond two consecutive quarter end measurement periods, management is responsible for taking such action, similar to those described under the preceding heading of General, as may be necessary in order to return the Association's interest rate risk profile to a position that is in compliance with the policy. At December 31, 2018, the IRR profile as disclosed above was within our internal limits.
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
Item 1A. Risk Factors

Except as described in the Quarterly Report on Form 10-Q for the quarter ended December 31, 2018, there have been no material changes in the "Risk Factors" previously disclosed in our Annual Report on Form 10-K, filed with the SEC on November 27, 2018 (File No. 001-33390).
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table summarizes our stock repurchase activity during the quarter ended December 31, 2018.

		Average	Total Number of	Maximum Number
	Total Number	Price	Shares Purchased	of Shares that May
	of Shares	Paid per	as Part of Publicly	Yet be Purchased
Period	Purchased	Share	Announced Plans (1)	Under the Plans
October 1, 2018 through October 31, 2018	46,000	$14.78	46,000	6,420,979
November 1, 2018 through November 30, 2018	90,000	15.68	90,000	6,330,979
December 1, 2018 through December 31, 2018	106,500	15.82	106,500	6,224,479
	242,500	15.57	242,500

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

The following unaudited financial statements from TFS Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2018, filed on February 7, 2019, formatted in XBRL: (i) Consolidated Statements of Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Unaudited Interim Consolidated Financial Statements.

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

TFS Financial Corporation

Dated:	February 7, 2019	/s/ Marc A. Stefanski
Marc A. Stefanski
Chairman of the Board, President and Chief Executive Officer

Dated:	February 7, 2019	/s/ Paul J. Huml
Paul J. Huml
Chief Financial Officer