Form 10-Q
period 2019-03-31
TFS Financial CORP
filed 2019-05-08
CIK 1381668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-Q
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2019
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange in which registered
Common Stock, par value $0.01 per share	TFSL	The NASDAQ Stock Market, LLC
As of May 6, 2019, there were 279,990,293 shares of the Registrant’s common stock, par value $0.01 per share, outstanding, of which 227,119,132 shares, or 81.1% of the Registrant’s common stock, were held by Third Federal Savings and Loan Association of Cleveland, MHC, the Registrant’s mutual holding company.

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

Item 1. Financial Statements
TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION (unaudited)
(In thousands, except share data)

	March 31, 2019	September 30, 2018
ASSETS
Cash and due from banks	$29,055	$29,056
Interest-earning cash equivalents	230,185	240,719
Cash and cash equivalents	259,240	269,775
Investment securities available for sale (amortized cost $581,086 and $549,211, respectively)	574,572	531,965
Mortgage loans held for sale, at lower of cost or market (none measured at fair value)	1,016	659
Loans held for investment, net:
Mortgage loans	12,882,319	12,872,125
Other consumer loans	2,793	3,021
Deferred loan expenses, net	40,177	38,566
Allowance for loan losses	(40,286)	(42,418)
Loans, net	12,885,003	12,871,294
Mortgage loan servicing rights, net	8,484	8,840
Federal Home Loan Bank stock, at cost	93,544	93,544
Real estate owned	2,898	2,794
Premises, equipment, and software, net	62,433	63,399
Accrued interest receivable	40,071	38,696
Bank owned life insurance contracts	214,619	212,021
Other assets	64,747	44,344
TOTAL ASSETS	$14,206,627	$14,137,331
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$8,732,790	$8,491,583
Borrowed funds	3,590,072	3,721,699
Borrowers’ advances for insurance and taxes	88,839	103,005
Principal, interest, and related escrow owed on loans serviced	29,561	31,490
Accrued expenses and other liabilities	29,380	31,150
Total liabilities	12,470,642	12,378,927
Commitments and contingent liabilities
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 332,318,750 shares issued; 280,076,911 and 280,311,070 outstanding at March 31, 2019 and September 30, 2018, respectively	3,323	3,323
Paid-in capital	1,729,499	1,726,992
Treasury stock, at cost; 52,241,839 and 52,007,680 shares at March 31, 2019 and September 30, 2018, respectively	(760,367)	(754,272)
Unallocated ESOP shares	(46,584)	(48,751)
Retained earnings—substantially restricted	823,644	807,890
Accumulated other comprehensive income (loss)	(13,530)	23,222
Total shareholders’ equity	1,735,985	1,758,404
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,206,627	$14,137,331
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(In thousands, except share and per share data)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$114,306	$105,239	$226,797	$207,865
Investment securities available for sale	3,494	2,759	6,618	5,348
Other interest and dividend earning assets	2,643	2,182	5,316	4,196
Total interest and dividend income	120,443	110,180	238,731	217,409
INTEREST EXPENSE:
Deposits	35,077	23,630	67,839	46,624
Borrowed funds	17,605	14,852	35,319	29,099
Total interest expense	52,682	38,482	103,158	75,723
NET INTEREST INCOME	67,761	71,698	135,573	141,686
PROVISION (CREDIT) FOR LOAN LOSSES	(4,000)	(4,000)	(6,000)	(7,000)
NET INTEREST INCOME AFTER PROVISION (CREDIT) FOR LOAN LOSSES	71,761	75,698	141,573	148,686
NON-INTEREST INCOME:
Fees and service charges, net of amortization	1,795	1,799	3,571	3,559
Net gain on the sale of loans	451	65	562	543
Increase in and death benefits from bank owned life insurance contracts	1,874	1,509	3,421	3,063
Other	786	1,243	2,028	2,295
Total non-interest income	4,906	4,616	9,582	9,460
NON-INTEREST EXPENSE:
Salaries and employee benefits	26,152	26,057	51,516	49,310
Marketing services	6,719	6,016	11,516	11,054
Office property, equipment and software	6,261	6,728	13,247	13,379
Federal insurance premium and assessments	2,370	3,008	5,136	5,726
State franchise tax	1,282	1,284	2,544	2,410
Other expenses	7,943	6,595	14,748	13,585
Total non-interest expense	50,727	49,688	98,707	95,464
INCOME BEFORE INCOME TAXES	25,940	30,626	52,448	62,682
INCOME TAX EXPENSE	5,810	7,312	11,985	19,755
NET INCOME	$20,130	$23,314	$40,463	$42,927
Earnings per share - basic and diluted	$0.07	$0.08	$0.14	$0.15
Weighted average shares outstanding
Basic	275,359,201	275,656,445	275,367,821	275,737,265
Diluted	277,343,155	277,256,178	277,197,565	277,434,648

See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(In thousands)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Net income	$20,130	$23,314	$40,463	$42,927
Other comprehensive income (loss), net of tax:
Net change in unrealized loss on securities available for sale	3,381	(3,262)	8,478	(6,259)
Net change in cash flow hedges	(18,936)	19,552	(45,758)	27,812
Change in pension obligation	264	317	528	594
Total other comprehensive income (loss)	(15,291)	16,607	(36,752)	22,147
Total comprehensive income	$4,839	$39,921	$3,711	$65,074
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)
(In thousands, except share and per share data)

	For the Three Months Ended March 31, 2018
	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at December 31, 2017	$3,323	$1,721,067	$(741,034)	$(52,001)	$771,317	$(1,994)	$1,700,678
Net income	—	—	—	—	23,314	—	23,314
Other comprehensive income, net of tax	—	—	—	—	—	16,607	16,607
ESOP shares allocated or committed to be released	—	539	—	1,084	—	—	1,623
Compensation costs for equity incentive plans	—	1,647	—	—	—	—	1,647
Purchase of treasury stock (366,000 shares)	—	—	(5,492)	—	—	—	(5,492)
Treasury stock allocated to equity incentive plan	—	1	(119)	—	—	—	(118)
Dividends paid to common shareholders ($0.17 per common share)	—	—	—	—	(8,464)	—	(8,464)
Balance at March 31, 2018	$3,323	$1,723,254	$(746,645)	$(50,917)	$786,167	$14,613	$1,729,795

	For the Three Months Ended March 31, 2019
	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at December 31, 2018	$3,323	$1,727,909	$(757,464)	$(47,667)	$815,918	$1,761	$1,743,780
Net income	—	—	—	—	20,130	—	20,130
Other comprehensive income (loss), net of tax	—	—	—	—	—	(15,291)	(15,291)
ESOP shares allocated or committed to be released	—	729	—	1,083	—	—	1,812
Compensation costs for equity incentive plans	—	1,146	—	—	—	—	1,146
Purchase of treasury stock (146,000 shares)	—	—	(2,432)	—	—	—	(2,432)
Treasury stock allocated to equity incentive plan	—	(285)	(471)	—	—	—	(756)
Dividends paid to common shareholders ($0.25 per common share)	—	—	—	—	(12,404)	—	(12,404)
Balance at March 31, 2019	$3,323	$1,729,499	$(760,367)	$(46,584)	$823,644	$(13,530)	$1,735,985

	For the Six Months Ended March 31, 2018
	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at September 30, 2017	$3,323	$1,722,672	$(735,530)	$(53,084)	$760,070	$(7,492)	$1,689,959
Net income	—	—	—	—	42,927	—	42,927
Other comprehensive income, net of tax	—	—	—	—	42	22,105	22,147
ESOP shares allocated or committed to be released	—	1,106	—	2,167	—	—	3,273
Compensation costs for equity incentive plans	—	2,525	—	—	—	—	2,525
Purchase of treasury stock (858,000 shares)	—	—	(13,034)	—	—	—	(13,034)
Treasury stock allocated to equity incentive plan	—	(3,049)	1,919	—	—	—	(1,130)
Dividends paid to common shareholders ($0.34 per common share)	—	—	—	—	(16,872)	—	(16,872)
Balance at March 31, 2018	$3,323	$1,723,254	$(746,645)	$(50,917)	$786,167	$14,613	$1,729,795

	For the Six Months Ended March 31, 2019
	Common stock	Paid-in capital	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at September 30, 2018	$3,323	$1,726,992	$(754,272)	$(48,751)	$807,890	$23,222	$1,758,404
Net income	—	—	—	—	40,463	—	40,463
Other comprehensive income (loss), net of tax	—	—	—	—	—	(36,752)	(36,752)
ESOP shares allocated or committed to be released	—	1,310	—	2,167	—	—	3,477
Compensation costs for equity incentive plans	—	2,227	—	—	—	—	2,227
Purchase of treasury stock (388,500 shares)	—	—	(6,208)	—	—	—	(6,208)
Treasury stock allocated to equity incentive plan	—	(1,030)	113	—	—	—	(917)
Dividends paid to common shareholders ($0.50 per common share)	—	—	—	—	(24,709)	—	(24,709)
Balance at March 31, 2019	$3,323	$1,729,499	$(760,367)	$(46,584)	$823,644	$(13,530)	$1,735,985
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (In thousands)

	For the Six Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$40,463	$42,927
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	5,704	5,798
Depreciation and amortization	10,618	12,661
Deferred income taxes	438	4,604
Provision (credit) for loan losses	(6,000)	(7,000)
Net gain on the sale of loans	(562)	(543)
Other net losses (gains)	(108)	409
Principal repayments on and proceeds from sales of loans held for sale	13,516	7,919
Loans originated for sale	(13,901)	(7,884)
Increase in bank owned life insurance contracts	(3,071)	(3,052)
Net (increase) decrease in interest receivable and other assets	(2,772)	698
Net decrease in accrued expenses and other liabilities	(1,174)	(2,699)
Net cash provided by operating activities	43,151	53,838
CASH FLOWS FROM INVESTING ACTIVITIES:
Loans originated	(1,185,602)	(1,504,338)
Principal repayments on loans	1,125,215	1,177,999
Proceeds from principal repayments and maturities of:
Securities available for sale	62,559	67,588
Proceeds from sale of:
Loans	45,319	60,101
Real estate owned	2,400	4,520
Purchases of:
FHLB stock	—	(3,554)
Securities available for sale	(96,324)	(86,184)
Premises and equipment	(1,993)	(5,744)
Other	(622)	—
Net cash used in investing activities	(49,048)	(289,612)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	241,207	198,797
Net decrease in borrowers' advances for insurance and taxes	(14,166)	(12,288)
Net decrease in principal and interest owed on loans serviced	(1,929)	(3,844)
Net increase in short-term borrowed funds	51,887	159,833
Proceeds from long-term borrowed funds	—	88
Repayment of long-term borrowed funds	(183,514)	(114,234)
Cash collateral/settlements received from (provided to) derivative counterparties (1)	(66,360)	41,280
Purchase of treasury shares	(6,137)	(12,985)
Acquisition of treasury shares through net settlement of stock benefit plans compensation	(917)	(1,130)
Dividends paid to common shareholders	(24,709)	(16,872)
Net cash (used in) provided by financing activities	(4,638)	238,645
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(10,535)	2,871
CASH AND CASH EQUIVALENTS—Beginning of period	269,775	268,218
CASH AND CASH EQUIVALENTS—End of period	$259,240	$271,089
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest on deposits	$67,122	$45,786
Cash paid for interest on borrowed funds	38,125	27,060
Cash paid for income taxes	9,647	14,827
SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to real estate owned	2,531	2,900
Transfer of loans from held for sale to held for investment	—	149
Transfer of loans from held for investment to held for sale	45,102	60,274
Treasury stock issued for stock benefit plans	1,068	3,049
(1) In accordance with ASC 230-10-45-27, cash flows from derivative instruments may be classified in the same category as items hedged. For the six months ended March 31, 2018, $41,280 of cash collateral and settlement payments received from derivative counterparties were reclassified from Operating to Financing Activities to conform to this presentation.
See accompanying notes to unaudited interim consolidated financial statements.

TFS FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands unless otherwise indicated)

1.	BASIS OF PRESENTATION
TFS Financial Corporation, a federally chartered stock holding company, conducts its principal activities through its wholly owned subsidiaries. The principal line of business of the Company is retail consumer banking, including mortgage lending, deposit gathering, and, to a much lesser extent, other financial services. As of March 31, 2019, approximately 81% of the Company’s outstanding shares were owned by a federally chartered mutual holding company, Third Federal Savings and Loan Association of Cleveland, MHC. The thrift subsidiary of TFS Financial Corporation is Third Federal Savings and Loan Association of Cleveland.
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
The unaudited interim consolidated financial statements were prepared without an audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial condition of the Company at March 31, 2019, and its results of operations and cash flows for the periods presented. Such adjustments are the only adjustments reflected in the unaudited interim financial statements.
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
Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. For purposes of computing earnings per share amounts, outstanding shares include shares held by the public, shares held by the ESOP that have been allocated to participants or committed to be released for allocation to participants, the 227,119,132 shares held by Third Federal Savings, MHC, and, for purposes of computing dilutive earnings per share, stock options and restricted and performance stock units with a dilutive impact. Unvested shares awarded pursuant to the Company's restricted stock plans are treated as participating securities in the computation of EPS pursuant to the two-class method as they contain nonforfeitable rights to dividends. The two-class method is an earnings allocation that determines EPS for each class of common stock and participating security. At March 31, 2019 and 2018, respectively, the ESOP held 4,658,402 and 5,091,741 shares, respectively, that were neither allocated to participants nor committed to be released to participants.

The following is a summary of the Company's earnings per share calculations.

	For the Three Months Ended March 31,
	2019			2018
	Income	Shares	Per share amount	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$20,130			$23,314
Less: income allocated to restricted stock units	406			300
Basic earnings per share:
Income available to common shareholders	$19,724	275,359,201	$0.07	$23,014	275,656,445	$0.08
Diluted earnings per share:
Effect of dilutive potential common shares		1,983,954			1,599,733
Income available to common shareholders	$19,724	277,343,155	$0.07	$23,014	277,256,178	$0.08

	For the Six Months Ended March 31,
	2019			2018
	Income	Shares	Per share amount	Income	Shares	Per share amount
	(Dollars in thousands, except per share data)
Net income	$40,463			$42,927
Less: income allocated to restricted stock units	536			543
Basic earnings per share:
Income available to common shareholders	$39,927	275,367,821	$0.14	$42,384	275,737,265	$0.15
Diluted earnings per share:
Effect of dilutive potential common shares		1,829,744			1,697,383
Income available to common shareholders	$39,927	277,197,565	$0.14	$42,384	277,434,648	$0.15

The following is a summary of outstanding stock options and restricted and performance stock units that are excluded from the computation of diluted earnings per share because their inclusion would be anti-dilutive.

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2019	2018	2019	2018
Options to purchase shares	710,100	2,571,240	710,100	2,149,740
Restricted and performance stock units	—	15,501	—	11,001

3.INVESTMENT SECURITIES
Investments available for sale are summarized as follows:

	March 31, 2019
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
REMICs	$569,541	$1,211	$(7,915)	$562,837
Fannie Mae certificates	7,555	234	(43)	7,746
U.S. government and agency obligations	3,990	—	(1)	3,989
Total	$581,086	$1,445	$(7,959)	$574,572

	September 30, 2018
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
REMICs	$537,330	$7	$(17,338)	$519,999
Fannie Mae certificates	7,906	237	(145)	7,998
U.S. government and agency obligations	3,975	—	(7)	3,968
Total	$549,211	$244	$(17,490)	$531,965
Gross unrealized losses on available for sale securities and the estimated fair value of the related securities, aggregated by the length of time the securities have been in a continuous loss position, at March 31, 2019 and September 30, 2018, were as follows:

	March 31, 2019
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$2,596	$2	$396,173	$7,913	$398,769	$7,915
Fannie Mae certificates	—	—	4,372	43	4,372	43
U.S. government and agency obligations	3,989	1	—	—	3,989	1
Total	$6,585	$3	$400,545	$7,956	$407,130	$7,959

	September 30, 2018
	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale—
REMICs	$113,111	$1,799	$400,558	$15,539	$513,669	$17,338
Fannie Mae certificates	—	—	4,337	145	4,337	145
U.S. government and agency obligations	3,968	7	—	—	3,968	7
Total	$117,079	$1,806	$404,895	$15,684	$521,974	$17,490

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
Since the decline in value is attributable to changes in interest rates and not credit quality and because the Company has neither the intent to sell the securities nor is it more likely than not the Company will be required to sell the securities for the time periods necessary to recover the amortized cost, these investments are not considered other-than-temporarily impaired. At March 31, 2019, the amortized cost and fair value of U.S. government obligations, categorized as due in less than one year are $3,990 and $3,989, respectively.

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES
Loans held for investment consist of the following:

	March 31, 2019	September 30, 2018
Real estate loans:
Residential Core	$10,803,550	$10,930,811
Residential Home Today	90,495	94,933
Home equity loans and lines of credit	1,965,580	1,818,918
Construction	47,783	64,012
Real estate loans	12,907,408	12,908,674
Other consumer loans	2,793	3,021
Add (deduct):
Deferred loan expenses, net	40,177	38,566
Loans in process ("LIP")	(25,089)	(36,549)
Allowance for loan losses	(40,286)	(42,418)
Loans held for investment, net	$12,885,003	$12,871,294
At March 31, 2019 and September 30, 2018, respectively, $1,016 and $659 of loans were classified as mortgage loans held for sale.
A large concentration of the Company’s lending is in Ohio and Florida. As of March 31, 2019 and September 30, 2018, the percentage of aggregate Residential Core, Home Today and Construction loans held in Ohio was 56% as of both dates and the percentage held in Florida was 16% as of both dates. As of March 31, 2019 and September 30, 2018, home equity loans and lines of credit were concentrated in Ohio (34% and 36%), Florida (20% as of both dates), and California (16% and 15%).
Home Today was an affordable housing program targeted to benefit low- and moderate-income home buyers and most loans under the program were originated prior to 2009. No new loans were originated under the Home Today program after September 30, 2016. Through this program the Association provided the majority of loans to borrowers who would not otherwise qualify for the Association’s loan products, generally because of low credit scores. Although the credit profiles of borrowers in the Home Today program might be described as sub-prime, Home Today loans generally contained the same features as loans offered to our Residential Core borrowers. Borrowers with a Home Today loan completed financial management education and counseling and were referred to the Association by a sponsoring organization with which the Association partnered as part of the program. Because the Association applied less stringent underwriting and credit standards to the majority of Home Today loans, loans originated under the program have greater credit risk than its traditional residential real estate mortgage loans in the Residential Core portfolio. As of March 31, 2019 and September 30, 2018, the principal balance of Home Today loans originated prior to March 27, 2009 was $87,429 and $91,805, respectively. Since loans are no longer originated under the Home Today program, the Home Today portfolio will continue to decline in balance, primarily due to contractual amortization. To supplant the Home Today product and to continue to meet the credit needs of customers and the communities served, since fiscal 2016 the Association has offered Fannie Mae eligible, Home Ready loans. These loans are originated in accordance with Fannie Mae's underwriting standards. While the Association retains the servicing to these loans, the loans, along with the credit risk associated therewith, are securitized/sold to Fannie Mae. The Association does not offer, and has not offered, loan products frequently considered to be designed to target sub-prime borrowers containing features such as higher fees or higher rates, negative amortization, a LTV ratio greater than 100%, or pay-option adjustable-rate mortgages.

An aging analysis of the recorded investment in loan receivables that are past due at March 31, 2019 and September 30, 2018 is summarized in the following tables. When a loan is more than one month past due on its scheduled payments, the loan is considered 30 days or more past due. Balances are adjusted for deferred loan fees, expenses and any applicable loans-in-process.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
March 31, 2019
Real estate loans:
Residential Core	$7,359	$4,087	$10,632	$22,078	$10,797,264	$10,819,342
Residential Home Today	2,686	1,309	3,881	7,876	82,319	90,195
Home equity loans and lines of credit	3,636	1,744	6,336	11,716	1,978,791	1,990,507
Construction	—	—	—	—	22,452	22,452
Total real estate loans	13,681	7,140	20,849	41,670	12,880,826	12,922,496
Other consumer loans	—	—	—	—	2,793	2,793
Total	$13,681	$7,140	$20,849	$41,670	$12,883,619	$12,925,289

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
September 30, 2018
Real estate loans:
Residential Core	$7,539	$2,335	$10,807	$20,681	$10,926,294	$10,946,975
Residential Home Today	2,787	1,765	3,814	8,366	86,383	94,749
Home equity loans and lines of credit	4,152	2,315	5,933	12,400	1,829,427	1,841,827
Construction	—	—	—	—	27,140	27,140
Total real estate loans	14,478	6,415	20,554	41,447	12,869,244	12,910,691
Other consumer loans	—	—	—	—	3,021	3,021
Total	$14,478	$6,415	$20,554	$41,447	$12,872,265	$12,913,712
At March 31, 2019 and September 30, 2018, real estate loans include $9,363 and $8,501, respectively, of loans that were in the process of foreclosure.
Loans are placed in non-accrual status when they are contractually 90 days or more past due. Loans with a partial charge-off are placed in non-accrual and will remain in non-accrual status until, at a minimum, the impairment is recovered. Loans restructured in TDRs that were in non-accrual status prior to the restructurings remain in non-accrual status for a minimum of six months after restructuring. Loans restructured in TDRs with a high debt-to-income ratio at the time of modification are placed in non-accrual status for a minimum of 12 months. Additionally, home equity loans and lines of credit where the customer has a severely delinquent first mortgage loan and loans in Chapter 7 bankruptcy status where all borrowers have filed, and not reaffirmed or been dismissed, are placed in non-accrual status.
The recorded investment of loan receivables in non-accrual status is summarized in the following table. Balances are adjusted for deferred loan fees and expenses.

	March 31, 2019	September 30, 2018
Real estate loans:
Residential Core	$41,126	$41,628
Residential Home Today	14,202	14,641
Home equity loans and lines of credit	21,943	21,483
Total non-accrual loans	$77,271	$77,752

At March 31, 2019 and September 30, 2018, respectively, the recorded investment in non-accrual loans includes $56,422 and $57,197, which are performing according to the terms of their agreement, of which $27,752 and $29,439 are loans in Chapter 7 bankruptcy status, primarily where all borrowers have filed, and have not reaffirmed or been dismissed.
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
The recorded investment in loan receivables at March 31, 2019 and September 30, 2018 is summarized in the following table. The table provides details of the recorded balances according to the method of evaluation used for determining the allowance for loan losses, distinguishing between determinations made by evaluating individual loans and determinations made by evaluating groups of loans not individually evaluated. Balances of recorded investments are adjusted for deferred loan fees, expenses and any applicable loans-in-process.

	March 31, 2019			September 30, 2018
	Individually	Collectively	Total	Individually	Collectively	Total
Real estate loans:
Residential Core	$93,367	$10,725,975	$10,819,342	$91,360	$10,855,615	$10,946,975
Residential Home Today	39,516	50,679	90,195	41,523	53,226	94,749
Home equity loans and lines of credit	49,144	1,941,363	1,990,507	47,911	1,793,916	1,841,827
Construction	—	22,452	22,452	—	27,140	27,140
Total real estate loans	182,027	12,740,469	12,922,496	180,794	12,729,897	12,910,691
Other consumer loans	—	2,793	2,793	—	3,021	3,021
Total	$182,027	$12,743,262	$12,925,289	$180,794	$12,732,918	$12,913,712
An analysis of the allowance for loan losses at March 31, 2019 and September 30, 2018 is summarized in the following table. The analysis provides details of the allowance for loan losses according to the method of evaluation, distinguishing between allowances for loan losses determined by evaluating individual loans and allowances for loan losses determined by evaluating groups of loans collectively.

	March 31, 2019			September 30, 2018
	Individually	Collectively	Total	Individually	Collectively	Total
Real estate loans:
Residential Core	$7,219	$12,368	$19,587	$6,934	$11,354	$18,288
Residential Home Today	2,167	1,108	3,275	2,139	1,065	3,204
Home equity loans and lines of credit	3,554	13,866	17,420	3,014	17,907	20,921
Construction	—	4	4	—	5	5
Total	$12,940	$27,346	$40,286	$12,087	$30,331	$42,418
At March 31, 2019 and September 30, 2018, individually evaluated loans that required an allowance were comprised only of loans evaluated for impairment based on the present value of cash flows, such as performing TDRs, and loans with a further deterioration in the fair value of collateral not yet identified as uncollectible. All other individually evaluated loans received a charge-off, if applicable.

Because many variables are considered in determining the appropriate level of general valuation allowances, directional changes in individual considerations do not always align with the directional change in the balance of a particular component of the general valuation allowance. At March 31, 2019 and September 30, 2018, respectively, allowances on individually reviewed loans evaluated for impairment based on the present value of cash flows, such as performing TDRs, were $12,714 and $12,002; and allowances on loans with further deteriorations in the fair value of collateral not yet identified as uncollectible were $245 and $85.
Residential Core mortgage loans represent the largest portion of the residential real estate portfolio. The Company believes overall credit risk is low based on the nature, composition, collateral, products, lien position and performance of the portfolio. The portfolio does not include loan types or structures that have experienced severe performance problems at other financial institutions (sub-prime, no documentation or pay-option adjustable-rate mortgages). The portfolio contains adjustable-rate mortgage loans whereby the interest rate is locked initially for mainly three or five years then resets annually, subject to various re-lock options available to the borrower. Although the borrower is qualified for its loan at a higher rate than the initial one, the adjustable-rate feature may impact a borrower's ability to afford the higher payments upon rate reset during periods of rising interest rates. The principal amount of loans in the portfolio that are adjustable-rate mortgage loans was $5,128,674 and $5,166,282 at March 31, 2019 and September 30, 2018, respectively.
As described earlier in this footnote, Home Today loans have greater credit risk than traditional residential real estate mortgage loans. At March 31, 2019 and September 30, 2018, respectively, approximately 16% and 18% of Home Today loans include private mortgage insurance coverage. The majority of the coverage on these loans was provided by PMI Mortgage Insurance Co., which was seized by the Arizona Department of Insurance in 2011 and currently pays all claim payments at 74.5%. Appropriate adjustments have been made to the Association’s affected valuation allowances and charge-offs, and estimated loss severity factors were adjusted accordingly for loans evaluated collectively. The amount of loans in the Association's total owned residential portfolio covered by mortgage insurance provided by PMIC as of March 31, 2019 and September 30, 2018, respectively, was $33,317 and $39,367, of which $30,755 and $36,075 was current. The amount of loans in the Association's total owned residential portfolio covered by mortgage insurance provided by Mortgage Guaranty Insurance Corporation as of March 31, 2019 and September 30, 2018, respectively, was $18,897 and $20,912 of which $18,736 and $20,792 was current. As of March 31, 2019, MGIC's long-term debt rating, as published by the major credit rating agencies, did not meet the requirements to qualify as "high credit quality"; however, MGIC continues to make claims payments in accordance with its contractual obligations and the Association has not increased its estimated loss severity factors related to MGIC's claim paying ability. No other loans were covered by mortgage insurers that were deferring claim payments or which were assessed as being non-investment grade.
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

The recorded investment and the unpaid principal balance of impaired loans, including those reported as TDRs, as of March 31, 2019 and September 30, 2018 are summarized as follows. Balances of recorded investments are adjusted for deferred loan fees and expenses.

	March 31, 2019			September 30, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related IVA recorded:
Residential Core	$48,058	$64,246	$—	$53,656	$69,516	$—
Residential Home Today	15,056	34,823	—	16,006	35,532	—
Home equity loans and lines of credit	21,754	27,821	—	22,423	28,504	—
Total	$84,868	$126,890	$—	$92,085	$133,552	$—
With an IVA recorded:
Residential Core	$45,309	$45,398	$7,219	$37,704	$37,774	$6,934
Residential Home Today	24,460	24,440	2,167	25,517	25,492	2,139
Home equity loans and lines of credit	27,390	27,413	3,554	25,488	25,519	3,014
Total	$97,159	$97,251	$12,940	$88,709	$88,785	$12,087
Total impaired loans:
Residential Core	$93,367	$109,644	$7,219	$91,360	$107,290	$6,934
Residential Home Today	39,516	59,263	2,167	41,523	61,024	2,139
Home equity loans and lines of credit	49,144	55,234	3,554	47,911	54,023	3,014
Total	$182,027	$224,141	12,940	$180,794	$222,337	$12,087
At March 31, 2019 and September 30, 2018, respectively, the recorded investment in impaired loans includes $166,328 and $165,391 of loans restructured in TDRs of which $10,597 and $10,468 were 90 days or more past due.

The average recorded investment in impaired loans and the amount of interest income recognized during the period that the loans were impaired are summarized below.

	For the Three Months Ended March 31,
	2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related IVA recorded:
Residential Core	$49,934	$341	$50,403	$1,374
Residential Home Today	15,287	52	17,454	856
Home equity loans and lines of credit	22,292	120	20,071	99
Total	$87,513	$513	$87,928	$2,329
With an IVA recorded:
Residential Core	$42,446	$397	$42,180	$535
Residential Home Today	24,690	297	27,211	620
Home equity loans and lines of credit	26,713	173	21,633	144
Total	$93,849	$867	$91,024	$1,299
Total impaired loans:
Residential Core	$92,380	$738	$92,583	$1,909
Residential Home Today	39,977	349	44,665	1,476
Home equity loans and lines of credit	49,005	293	41,704	243
Total	$181,362	$1,380	$178,952	$3,628

	For the Six Months Ended March 31,
	2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related IVA recorded:
Residential Core	$50,857	$801	$50,718	$1,760
Residential Home Today	15,531	124	18,124	972
Home equity loans and lines of credit	22,089	224	20,059	173
Total	$88,477	$1,149	$88,901	$2,905
With an IVA recorded:
Residential Core	$41,507	$1,156	$42,804	$955
Residential Home Today	24,989	593	27,384	956
Home equity loans and lines of credit	26,439	627	21,329	275
Total	$92,935	$2,376	$91,517	$2,186
Total impaired loans:
Residential Core	$92,364	$1,957	$93,522	$2,715
Residential Home Today	40,520	717	45,508	1,928
Home equity loans and lines of credit	48,528	851	41,388	448
Total	$181,412	$3,525	$180,418	$5,091

Interest on loans in non-accrual status is recognized on a cash basis. The amount of interest income on impaired loans recognized using a cash basis method was $347 and $739 for the three and six months ended March 31, 2019 and $795 and $1,208 for the three and six months ended March 31, 2018. Cash payments on loans with a partial charge-off are applied fully to principal, then to recovery of the charged off amount prior to interest income being recognized, except cash payments may be applied to interest capitalized in a restructuring when collection of remaining amounts due is considered probable. Interest income on the remaining impaired loans is recognized on an accrual basis.
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
Collateral dependent residential mortgage loans and construction loans are charged off to the extent the recorded investment in a loan, net of anticipated mortgage insurance claims, exceeds the fair value, less estimated costs to dispose of the underlying property. Management can determine if the loan is uncollectible for reasons such as foreclosures exceeding a reasonable time frame and recommend a full charge-off. Home equity loans or lines of credit are charged off to the extent the recorded investment in the loan plus the balance of any senior liens exceeds the fair value, less estimated costs to dispose of the underlying property, or management determines the collateral is not sufficient to satisfy the loan. A loan in any portfolio that is identified as collateral dependent will continue to be reported as impaired until it is no longer considered collateral dependent, is less than 30 days past due and does not have a prior charge-off. A loan in any portfolio that has a partial charge-off consequent to impairment evaluation will continue to be individually evaluated for impairment until, at a minimum, the impairment has been recovered.
Loans restructured in TDRs that are not evaluated based on collateral are separately evaluated for impairment on a loan by loan basis at the time of restructuring and at each subsequent reporting date for as long as they are reported as TDRs. The impairment evaluation is based on the present value of expected future cash flows discounted at the effective interest rate of the original loan. Expected future cash flows include a discount factor representing a potential for default. Valuation allowances are recorded for the excess of the recorded investments over the result of the cash flow analysis. Loans discharged in Chapter 7 bankruptcy are reported as TDRs and also evaluated based on the present value of expected future cash flows unless evaluated based on collateral. We evaluate these loans using the expected future cash flows because we expect the borrower, not liquidation of the collateral, to be the source of repayment for the loan. Other consumer loans are not considered for restructuring. A loan restructured in a TDR is classified as an impaired loan for a minimum of one year. After one year, that loan may be reclassified out of the balance of impaired loans if the loan was restructured to yield a market rate for loans of similar credit risk at the time of restructuring and the loan is not impaired based on the terms of the restructuring agreement. No loans whose terms were restructured in TDRs were reclassified from impaired loans during the six months ended March 31, 2019 and March 31, 2018.
Initial concessions granted by loans restructured as TDRs can include reduction of interest rate, extension of amortization period, forbearance or other actions. Some TDRs have experienced a combination of concessions. TDRs also can occur as a result of bankruptcy proceedings. Loans discharged in Chapter 7 bankruptcy are classified as multiple restructurings if the loan's original terms had also been restructured by the Association. The recorded investment in TDRs by category as of March 31, 2019 and September 30, 2018 is shown in the tables below.

March 31, 2019	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
Residential Core	$40,342	$23,935	$21,064	$85,341
Residential Home Today	17,467	17,671	3,577	38,715
Home equity loans and lines of credit	35,736	2,801	3,735	42,272
Total	$93,545	$44,407	$28,376	$166,328

September 30, 2018	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
Residential Core	$39,265	$23,116	$21,832	$84,213
Residential Home Today	18,243	18,483	3,683	40,409
Home equity loans and lines of credit	33,768	2,563	4,438	40,769
Total	$91,276	$44,162	$29,953	$165,391
TDRs may be restructured more than once. Among other requirements, a subsequent restructuring may be available for a borrower upon the expiration of temporary restructuring terms if the borrower cannot return to regular loan payments. If the borrower is experiencing an income curtailment that temporarily has reduced their capacity to repay, such as loss of employment, reduction of hours, non-paid leave or short-erm disability, a temporary restructuring is considered. If the borrower lacks the capacity to repay the loan at the current terms due to a permanent condition, a permanent restructuring is considered. In evaluating the need for a subsequent restructuring, the borrower’s ability to repay is generally assessed utilizing a debt to income and cash flow analysis.
For all loans restructured during the three and six months ended March 31, 2019 and March 31, 2018 (set forth in the tables below), the pre-restructured outstanding recorded investment was not materially different from the post-restructured outstanding recorded investment.

The following tables set forth the recorded investment in TDRs restructured during the periods presented.

	For the Three Months Ended March 31, 2019
	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
Residential Core	$2,713	$2,921	$649	$6,283
Residential Home Today	172	1,447	180	1,799
Home equity loans and lines of credit	2,121	700	73	2,894
Total	$5,006	$5,068	$902	$10,976

	For the Three Months Ended March 31, 2018
	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
Residential Core	$374	$1,035	$1,242	$2,651
Residential Home Today	233	509	90	832
Home equity loans and lines of credit	5,208	426	225	5,859
Total	$5,815	$1,970	$1,557	$9,342

	For the Six Months Ended March 31, 2019
	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
Residential Core	$5,479	$2,923	$1,571	$9,973
Residential Home Today	444	1,447	305	2,196
Home equity loans and lines of credit	5,655	700	273	6,628
Total	$11,578	$5,070	$2,149	$18,797

	For the Six Months Ended March 31, 2018
	Initial Restructuring	Multiple Restructurings	Bankruptcy	Total
Residential Core	$1,371	$2,111	$1,807	$5,289
Residential Home Today	442	1,264	382	2,088
Home equity loans and lines of credit	6,856	609	312	7,777
Total	$8,669	$3,984	$2,501	$15,154

Below summarizes the information on TDRs restructured within 12 months of the period presented for which there was a subsequent payment default, at least 30 days past due on one scheduled payment, during the period presented.

	For the Three Months Ended March 31,
	2019		2018
TDRs That Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Residential Core	16	$2,661	9	$853
Residential Home Today	21	895	19	805
Home equity loans and lines of credit	11	731	7	557
Total	48	$4,287	35	$2,215

	For the Six Months Ended March 31,
	2019		2018
TDRs That Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Residential Core	16	$2,661	12	$1,488
Residential Home Today	22	928	19	805
Home equity loans and lines of credit	11	731	8	557
Total	49	$4,320	39	$2,850

Residential loans are internally assigned a grade that complies with the guidelines outlined in the OCC’s Handbook for Rating Credit Risk. Pass loans are assets well protected by the current paying capacity of the borrower. Special Mention loans have a potential weakness, as evaluated based on delinquency status or nature of the product, that the Association feels deserve management’s attention and may result in further deterioration in their repayment prospects and/or the Association’s credit position. Substandard loans are inadequately protected by the current payment capacity of the borrower or the collateral pledged with a defined weakness that jeopardizes the liquidation of the debt. Also included in Substandard are performing home equity loans and lines of credit where the customer has a severely delinquent first mortgage to which the performing home equity loan or line of credit is subordinate and loans in Chapter 7 bankruptcy status where all borrowers have filed, and have not reaffirmed or been dismissed. Loss loans are considered uncollectible and are charged off when identified. Loss loans are of such little value that their continuance as bankable assets is not warranted even though partial recovery may be effected in the future.
The following tables provide information about the credit quality of residential loan receivables by an internally assigned grade. Balances are adjusted for deferred loan fees, expenses and any applicable loans-in-process.

	Pass	Special Mention	Substandard	Loss	Total
March 31, 2019
Real estate loans:
Residential Core	$10,767,228	$4,499	$47,615	$—	$10,819,342
Residential Home Today	74,563	—	15,632	—	90,195
Home equity loans and lines of credit	1,961,826	3,662	25,019	—	1,990,507
Construction	22,452	—	—	—	22,452
Total	$12,826,069	$8,161	$88,266	$—	$12,922,496

	Pass	Special Mention	Substandard	Loss	Total
September 30, 2018
Real estate loans:
Residential Core	$10,898,725	$—	$48,250	$—	$10,946,975
Residential Home Today	78,180	—	16,569	—	94,749
Home equity loans and lines of credit	1,813,502	4,216	24,109	—	1,841,827
Construction	27,140	—	—	—	27,140
Total	$12,817,547	$4,216	$88,928	$—	$12,910,691
At March 31, 2019 and September 30, 2018, respectively, the recorded investment of impaired loans includes $95,822 and $95,916 of TDRs individually evaluated for impairment that have adequately performed under the terms of the restructuring and are classified as Pass loans. At March 31, 2019 and September 30, 2018, respectively, there were $2,061 and $4,051 of loans classified Substandard and $8,161 and $4,216 of loans designated Special Mention that are not included in the recorded investment of impaired loans; rather, they are included in loans collectively evaluated for impairment. Of the $8,161 of loans classified Special Mention at March 31, 2019, $4,499 are residential mortgage loans purchased during the quarter ended December 31, 2018. The purchased loans were current and performing at the time of purchase, but are classified Special Mention due to the absence of MI coverage and potentially weaker repayment prospects when compared with the Company's originated residential Core Portfolio.

Other consumer loans are internally assigned a grade of non-performing when they become 90 days or more past due. At March 31, 2019 and September 30, 2018, no consumer loans were graded as non-performing.

Activity in the allowance for loan losses is summarized as follows:

	For the Three Months Ended March 31, 2019
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$19,165	$(45)	$(299)	$766	$19,587
Residential Home Today	3,748	(1,012)	(85)	624	3,275
Home equity loans and lines of credit	19,021	(2,943)	(475)	1,817	17,420
Construction	4	—	—	—	4
Total	$41,938	$(4,000)	$(859)	$3,207	$40,286

	For the Three Months Ended March 31, 2018
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$13,546	$(58)	$(195)	$787	$14,080
Residential Home Today	4,134	(705)	(288)	599	3,740
Home equity loans and lines of credit	28,245	(3,237)	(1,619)	1,893	25,282
Construction	4	—	—	—	4
Total	$45,929	$(4,000)	$(2,102)	$3,279	$43,106

	For the Six Months Ended March 31, 2019
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$18,288	$864	$(542)	$977	$19,587
Residential Home Today	3,204	(695)	(326)	1,092	3,275
Home equity loans and lines of credit	20,921	(6,168)	(1,318)	3,985	17,420
Construction	5	(1)	—	—	4
Total	$42,418	$(6,000)	$(2,186)	$6,054	$40,286

	For the Six Months Ended March 31, 2018
	Beginning Balance	Provisions	Charge-offs	Recoveries	Ending Balance
Real estate loans:
Residential Core	$14,186	$(899)	$(587)	$1,380	$14,080
Residential Home Today	4,508	(806)	(963)	1,001	3,740
Home equity loans and lines of credit	30,249	(5,294)	(3,155)	3,482	25,282
Construction	5	(1)	—	—	4
Total	$48,948	$(7,000)	$(4,705)	$5,863	$43,106

5.	DEPOSITS
Deposit account balances are summarized as follows:

	March 31, 2019	September 30, 2018
Checking accounts	$902,251	$913,525
Savings accounts	1,399,389	1,256,054
Certificates of deposit	6,426,710	6,318,281
	8,728,350	8,487,860
Accrued interest	4,440	3,723
Total deposits	$8,732,790	$8,491,583
Brokered certificates of deposit (exclusive of acquisition costs and subsequent amortization), which are used as a cost effective funding alternative, totaled $591,325 at March 31, 2019 and $670,081 at September 30, 2018. The FDIC places restrictions on banks with regard to issuing brokered deposits based on the bank's capital classification. As a well-capitalized institution at March 31, 2019 and September 30, 2018, the Association may accept brokered deposits without FDIC restrictions.

6.    BORROWED FUNDS
Federal Home Loan Bank borrowings at March 31, 2019 are summarized in the table below. The amount and weighted average rates of certain FHLB Advances maturing in 36 months or less reflect the net impact of deferred penalties discussed below:

	Amount	Weighted Average Rate
Maturing in:
12 months or less	$3,439,780	2.44%
13 to 24 months	99,917	1.90%
25 to 36 months	674	1.45%
37 to 48 months	2,544	0.94%
49 to 60 months	15,000	2.99%
Over 60 months	24,461	1.67%
Total FHLB Advances	3,582,376	2.42%
Accrued interest	7,696
Total	$3,590,072
For the periods ending March 31, 2019 and March 31, 2018 net interest expense related to Federal Home Loan Bank short-term borrowings was $28,827 and $20,128, respectively.
Through the use of interest rate swaps discussed in Note 13. Derivative Instruments, $2,225,000 of FHLB advances included in the table above as maturing in 12 months or less, have effective maturities, assuming no early terminations of the swap contracts, as shown below:

	Amount	Swap Adjusted Weighted Average Rate
Effective maturity:
12 months or less	$50,000	1.23%
13 to 24 months	225,000	1.28%
25 to 36 months	675,000	1.58%
37 to 48 months	650,000	1.92%
49 to 60 months	125,000	2.87%
Over 60 months	500,000	2.76%
Total FHLB Advances under swap contracts	$2,225,000	1.98%
During fiscal year 2016, $150,000 fixed-rate FHLB advances with remaining terms of approximately four years were prepaid and replaced with new four- and five-year interest rate swap arrangements. The unamortized deferred repayment penalties of $804 related to the $150,000 of restructuring are being recognized in interest expense over the remaining term of the swap contracts.

7.    OTHER COMPREHENSIVE INCOME (LOSS)
The change in accumulated other comprehensive income (loss) by component is as follows:

	For the Three Months Ended				For the Three Months Ended
	March 31, 2019				March 31, 2018
	Unrealized Gains (Losses) on Securities Available for Sale	Cash flow hedges	Defined Benefit Plan	Total	Unrealized Gains (Losses) on Securities Available for Sale	Cash flow hedges	Defined Benefit Plan	Total
Balance at beginning of period	$(8,527)	$25,092	$(14,804)	$1,761	$(7,185)	$22,834	$(17,643)	$(1,994)
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $(3,282) and $4,357	3,381	(15,731)	—	(12,350)	(3,262)	19,634	—	16,372
Amounts reclassified, net of tax expense (benefit) of $(782) and $75	—	(3,205)	264	(2,941)	—	(82)	317	235
Other comprehensive income (loss)	3,381	(18,936)	264	(15,291)	(3,262)	19,552	317	16,607
Balance at end of period	$(5,146)	$6,156	$(14,540)	$(13,530)	$(10,447)	$42,386	$(17,326)	$14,613

	For the Six Months Ended				For the Six Months Ended
	March 31, 2019				March 31, 2018
	Unrealized Gains (Losses) on Securities Available for Sale	Cash flow hedges	Defined Benefit Plan	Total	Unrealized Gains (Losses) on Securities Available for Sale	Cash flow hedges	Defined Benefit Plan	Total
Accumulated other comprehensive income (loss) at beginning of period	$(13,624)	$51,914	$(15,068)	$23,222	$(2,915)	$10,249	$(14,826)	$(7,492)
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $(8,440) and $7,361	8,478	(40,231)	—	(31,753)	(6,259)	27,099	—	20,840
Amounts reclassified, net of tax expense (benefit) of $(1,329) and $476	—	(5,527)	528	(4,999)	—	713	594	1,307
Other comprehensive income (loss)	8,478	(45,758)	528	(36,752)	(6,259)	27,812	594	22,147
Adoption of ASU 2018-02	—	—	—	—	(1,273)	4,325	(3,094)	(42)
Balance at end of period	$(5,146)	$6,156	$(14,540)	$(13,530)	$(10,447)	$42,386	$(17,326)	$14,613

The following table presents the reclassification adjustment out of accumulated other comprehensive income included in net income and the corresponding line item on the consolidated statements of income for the periods indicated:

	Amounts Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income Components	For the Three Months Ended March 31,		For the Six Months Ended March 31,		Line Item in the Statement of Income
	2019	2018	2019	2018
Cash flow hedges:
Interest (income) expense	$(4,057)	$(109)	$(6,996)	$944	Interest expense
Net income tax effect	852	27	1,469	(231)	Income tax expense
Net of income tax expense (benefit)	(3,205)	(82)	(5,527)	713

Amortization of pension plan:
Actuarial loss	334	419	668	839	(a)
Net income tax effect	(70)	(102)	(140)	(245)	Income tax expense
Net of income tax expense (benefit)	264	317	528	594

Adoption of ASU 2018-02	—	—	—	(42)	(b)
Total reclassifications for the period	$(2,941)	$235	$(4,999)	$1,265

(a) This item is included in the computation of net periodic pension cost. See Note 9. Defined Benefit Plan for additional disclosure.
(b) This item is a reclassification between Accumulated Other Comprehensive Income and Retained Earnings due to the adoption of ASU 2018-02 in fiscal year 2018.

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
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act. Among its numerous changes to the Internal Revenue Code, the Act reduced the federal corporate tax rate to 21% from 35% effective January 1, 2018. Because of the Company's September 30 fiscal year end, a blended federal tax rate of 24.53% was applied to the fiscal year ended September 30, 2018. The federal statutory rate of 21% is effective for the Company beginning with the fiscal year ending September 30, 2019.
The Company’s effective income tax rate was 22.9% and 31.5% for the six months ended March 31, 2019 and March 31, 2018, respectively. The decrease in the effective tax rate is primarily due to a lower federal statutory rate in the recent fiscal year period, and $34 and $4,644 of additional tax expense related to the remeasurement of the Company's deferred tax asset during the six months ended March 31, 2019 and March 31, 2018, respectively, as a result of the Act.
The Company makes certain investments in limited partnerships which invest in affordable housing projects that qualify for the Low Income Housing Tax Credit (LIHTC). The Company acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnership. The Company accounts for its interests in LIHTCs using the proportional amortization method. The impact of the Company's investments in tax credit entities on the provision for income taxes was not material during the six months ended March 31, 2019 and March 31, 2018.
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
The components of net periodic cost recognized in other non-interest expense in the Consolidated Statements of Income are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Interest cost	$807	$774	$1,614	$1,548
Expected return on plan assets	(1,146)	(1,035)	(2,292)	(2,071)
Amortization of net loss	334	419	668	839
Net periodic cost (benefit)	$(5)	$158	$(10)	$316
There were no required minimum employer contributions during the six months ended March 31, 2019. There are no minimum employer contributions expected during the remainder of the fiscal year ending September 30, 2019.
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
The following table presents share-based compensation expense recognized during the periods presented.

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Stock option expense	$200	$344	$437	$657
Restricted and performance stock units expense	946	1,303	1,790	1,868
Total stock-based compensation expense	$1,146	$1,647	$2,227	$2,525

At March 31, 2019, 4,696,462 shares were subject to options, with a weighted average exercise price of $13.82 per share and a weighted average grant date fair value of $2.64 per share. Expected future expense related to the 928,594 non-vested options outstanding as of March 31, 2019 is $1,014 over a weighted average period of 1.4 years. At March 31, 2019, 649,213 restricted stock units and performance stock units with a weighted average grant date fair value of $15.14 per unit, are unvested. Expected future compensation expense relating to the 1,414,961 restricted stock units and performance stock units outstanding as of March 31, 2019 is $5,975 over a weighted average period of 2.0 years. Each unit is equivalent to one share of common stock.
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
At March 31, 2019, the Company had commitments to originate loans as follows:

Fixed-rate mortgage loans	$151,454
Adjustable-rate mortgage loans	161,569
Equity loans and lines of credit	186,549
Total	$499,572
At March 31, 2019, the Company had unfunded commitments outstanding as follows:

Equity lines of credit	$1,911,089
Construction loans	25,089
Limited partner investments	11,541
Total	$1,947,719
At March 31, 2019, the unfunded commitment on home equity lines of credit, including commitments for accounts suspended as a result of material default or a decline in equity, is $1,923,807.
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

As permitted under the fair value guidance in U.S. GAAP, the Company elects to measure at fair value mortgage loans classified as held for sale that are subject to pending agency contracts to securitize and sell loans. This election is expected to reduce volatility in earnings related to market fluctuations between the contract trade and settlement dates. At March 31, 2019 and September 30, 2018, there were no loans held for sale subject to pending agency contracts for which the fair value option was elected.
Presented below is a discussion of the methods and significant assumptions used by the Company to estimate fair value.

Investment Securities Available for Sale—Investment securities available for sale are recorded at fair value on a recurring basis. At March 31, 2019 and September 30, 2018, respectively, this includes $574,572 and $531,965 of investments in U.S. government obligations including U.S. Treasury notes and highly liquid collateralized mortgage obligations issued by Fannie Mae, Freddie Mac and Ginnie Mae. Both are measured using the market approach. The fair values of investment securities represent unadjusted price estimates obtained from third party independent nationally recognized pricing services using pricing models or quoted prices of securities with similar characteristics and are included in Level 2 of the hierarchy. Third party pricing is reviewed on a monthly basis for reasonableness based on the market knowledge and experience of company personnel that interact daily with the markets for these types of securities.
Mortgage Loans Held for Sale—The fair value of mortgage loans held for sale is estimated on an aggregate basis using a market approach based on quoted secondary market pricing for loan portfolios with similar characteristics. Loans held for sale are carried at the lower of cost or fair value except, as described above, the Company elects the fair value measurement option for mortgage loans held for sale subject to pending agency contracts to securitize and sell loans. Loans held for sale are included in Level 2 of the hierarchy. At March 31, 2019 and September 30, 2018, there were $1,016 and $659, respectively, of loans held for sale carried at cost.
Impaired Loans—Impaired loans represent certain loans held for investment that are subject to a fair value measurement under U.S. GAAP because they are individually evaluated for impairment and that impairment is measured using a fair value measurement, such as the fair value of the underlying collateral. Impairment is measured using a market approach based on the fair value of the collateral, less estimated costs to dispose, for loans the Company considers to be collateral-dependent due to a delinquency status or other adverse condition severe enough to indicate that the borrower can no longer be relied upon as the continued source of repayment. These conditions are described more fully in Note 4. Loans and Allowance for Loan Losses. To calculate impairment of collateral-dependent loans, the fair market values of the collateral, estimated using exterior appraisals in the majority of instances, are reduced by calculated costs to dispose, derived from historical experience and recent market conditions. Any indicated impairment is recognized by a charge to the allowance for loan losses. Subsequent increases in collateral values or principal pay downs on loans with recognized impairment could result in an impaired loan being carried below its fair value. When no impairment loss is indicated, the carrying amount is considered to approximate the fair value of that loan to the Company because contractually that is the maximum recovery the Company can expect. The recorded investment of loans individually evaluated for impairment based on the fair value of the collateral are included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis. The range and weighted average impact of estimated costs to dispose on fair values is determined at the time of impairment or when additional impairment is recognized and is included in quantitative information about significant unobservable inputs later in this note.
Loans held for investment that have been restructured in TDRs and are performing according to the restructured terms of the loan agreement are individually evaluated for impairment using the present value of future cash flows based on the loan’s effective interest rate, which is not a fair value measurement. At March 31, 2019 and September 30, 2018, respectively, this included $103,435 and $98,459 in recorded investment of TDRs with related allowances for loss of $12,714 and $12,002.
Real Estate Owned—Real estate owned includes real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of the cost basis or fair value, less estimated costs to dispose. Fair value is estimated under the market approach using independent third party appraisals. As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions. At March 31, 2019 and September 30, 2018, these adjustments were not significant to reported fair values. At March 31, 2019 and September 30, 2018, respectively, $1,698 and $1,238 of real estate owned is included in Level 3 of the hierarchy with assets measured at fair value on a non-recurring basis where the cost basis equals or exceeds the estimate of fair values, less estimated costs to dispose of these properties. Real estate owned, included in other assets in the Consolidated Statements of Condition, includes estimated costs to dispose of $266 and $132 related to properties measured at fair value and $1,467 and $1,688 of properties carried at their original or adjusted cost basis at March 31, 2019 and September 30, 2018, respectively.
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
Assets and liabilities carried at fair value on a recurring basis in the Consolidated Statements of Condition at March 31, 2019 and September 30, 2018 are summarized below. There were no liabilities carried at fair value on a recurring basis at March 31, 2019.

		Recurring Fair Value Measurements at Reporting Date Using
	March 31, 2019	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available for sale:
REMICs	$562,837	$—	$562,837	$—
Fannie Mae certificates	7,746	—	7,746	—
U.S. government and agency obligations	3,989	—	3,989	—
Derivatives:
Interest rate lock commitments	141	—	—	141
Total	$574,713	$—	$574,572	$141

		Recurring Fair Value Measurements at Reporting Date Using
	September 30, 2018	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available for sale:
REMICs	$519,999	$—	$519,999	$—
Fannie Mae certificates	7,998	—	7,998	—
U.S. government and agency obligations	3,968	—	3,968	—
Total	$531,965	$—	$531,965	$—

Liabilities
Derivatives:
Interest rate lock commitments	$2	$—	$—	$2
Total	$2	$—	$—	$2
The table below presents a reconciliation of the beginning and ending balances and the location within the Consolidated Statements of Income where gains (losses) due to changes in fair value are recognized on interest rate lock commitments which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Beginning balance	$77	$28	$(2)	$58
Gain (loss) during the period due to changes in fair value:
Included in other non-interest income	64	(30)	143	(60)
Ending balance	$141	$(2)	$141	$(2)
Change in unrealized gains for the period included in earnings for assets held at end of the reporting date	$141	$(2)	$141	$(2)

Summarized in the tables below are those assets measured at fair value on a nonrecurring basis.

		Nonrecurring Fair Value Measurements at Reporting Date Using
	March 31, 2019	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Impaired loans, net of allowance	$81,519	$—	$—	$81,519
Real estate owned(1)	1,698	—	—	1,698
Total	$83,217	$—	$—	$83,217

(1)	Amounts represent fair value measurements of properties before deducting estimated costs to dispose.

		Nonrecurring Fair Value Measurements at Reporting Date Using
	September 30, 2018	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Impaired loans, net of allowance	$82,250	$—	$—	$82,250
Real estate owned(1)	1,238	—	—	1,238
Total	$83,488	$—	$—	$83,488

(1)	Amounts represent fair value measurements of properties before deducting estimated costs to dispose.
The following provides quantitative information about significant unobservable inputs categorized within Level 3 of the Fair Value Hierarchy. The interest rate lock commitments at March 31, 2019 include both mortgage origination applications and preapprovals. Preapprovals have a much lower closure rate than origination applications as reflected in the weighted average closure rate.

	Fair Value						Weighted
	3/31/2019	Valuation Technique(s)	Unobservable Input	Range			Average
Impaired loans, net of allowance	$81,519	Market comparables of collateral discounted to estimated net proceeds	Discount appraised value to estimated net proceeds based on historical experience:
			• Residential Properties	0	-	28%	5.6%

Interest rate lock commitments	$141	Quoted Secondary Market pricing	Closure rate	0	-	100%	48.6%

	Fair Value						Weighted
	9/30/2018	Valuation Technique(s)	Unobservable Input	Range			Average
Impaired loans, net of allowance	$82,250	Market comparables of collateral discounted to estimated net proceeds	Discount appraised value to estimated net proceeds based on historical experience:
			• Residential Properties	0	-	28%	6.4%

Interest rate lock commitments	$(2)	Quoted Secondary Market pricing	Closure rate	0	-	100%	50.0%

The following tables present the estimated fair value of the Company’s financial instruments and their carrying amounts as reported in the Statement of Condition.

	March 31, 2019
	Carrying	Fair	Level 1	Level 2	Level 3
	Amount	Value
Assets:
Cash and due from banks	$29,055	$29,055	$29,055	$—	$—
Interest earning cash equivalents	230,185	230,185	230,185	—	—
Investment securities available for sale	574,572	574,572	—	574,572	—
Mortgage loans held for sale	1,016	1,041	—	1,041	—
Loans, net:
Mortgage loans held for investment	12,882,210	13,209,129	—	—	13,209,129
Other loans	2,793	2,879	—	—	2,879
Federal Home Loan Bank stock	93,544	93,544	N/A	—	—
Accrued interest receivable	40,071	40,071	—	40,071	—
Cash collateral received from or held by counterparty	26,168	26,168	26,168	—	—
Derivatives	141	141	—	—	141
Liabilities:
Checking and passbook accounts	$2,301,640	$2,301,640	$—	$2,301,640	$—
Certificates of deposit	6,431,150	6,414,001	—	6,414,001	—
Borrowed funds	3,590,072	3,595,253	—	3,595,253	—
Borrowers’ advances for insurance and taxes	88,839	88,839	—	88,839	—
Principal, interest and escrow owed on loans serviced	29,561	29,561	—	29,561	—

	September 30, 2018
	Carrying	Fair	Level 1	Level 2	Level 3
	Amount	Value
Assets:
Cash and due from banks	$29,056	$29,056	$29,056	$—	$—
Interest earning cash equivalents	240,719	240,719	240,719	—	—
Investment securities available for sale	531,965	531,965	—	531,965	—
Mortgage loans held for sale	659	661	—	661	—
Loans, net:
Mortgage loans held for investment	12,868,273	12,908,729	—	—	12,908,729
Other loans	3,021	3,045	—	—	3,045
Federal Home Loan Bank stock	93,544	93,544	N/A	—	—
Accrued interest receivable	38,696	38,696	—	38,696	—
Cash collateral received from or held by counterparty	13,794	13,794	13,794	—	—
Liabilities:
Checking and passbook accounts	$2,169,579	$2,169,579	$—	$2,169,579	$—
Certificates of deposit	6,322,004	6,006,951	—	6,006,951	—
Borrowed funds	3,721,699	3,724,020	—	3,724,020	—
Borrowers’ advances for insurance and taxes	103,005	103,005	—	103,005	—
Principal, interest and escrow owed on loans serviced	31,490	31,490	—	31,490	—
Derivatives	2	2	—	—	2
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
13.    DERIVATIVE INSTRUMENTS
The Company enters into interest rate swaps to add stability to interest expense and manage exposure to interest rate movements as part of an overall risk management strategy. For hedges of the Company's borrowing program, interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed payments. These derivatives are used to hedge the forecasted cash outflows associated with the Company's FHLB borrowings. At March 31, 2019 and September 30, 2018, the interest rate swaps used in the Company's asset/liability management strategy have weighted average terms of 3.8 years and 3.3 years and weighted average fixed-rate interest payments of 1.98% and 1.75%, respectively.
Cash flow hedges are initially assessed for effectiveness using regression analysis. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in OCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Quarterly, a qualitative analysis is performed to monitor the ongoing effectiveness of the hedging instrument. All derivative positions were initially and continue to be highly effective at March 31, 2019.
The Company enters into forward commitments for the sale of mortgage loans principally to protect against the risk of adverse interest rate movements on net income. The Company recognizes the fair value of such contracts when the characteristics of those contracts meet the definition of a derivative. These derivatives are not designated in a hedging relationship; therefore, gains and losses are recognized immediately in the statement of income. There were no forward commitments for the sale of mortgage loans at March 31, 2019 or September 30, 2018.
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

	March 31, 2019		September 30, 2018
	Notional Value	Fair Value	Notional Value	Fair Value
Derivatives designated as hedging instruments
Cash flow hedges: Interest rate swaps
Other Assets	$1,600,000	$—	$1,725,000	$—
Other Liabilities	$625,000	$—	$—	$—
Total cash flow hedges: Interest rate swaps	$2,225,000	$—	$1,725,000	$—

Derivatives not designated as hedging instruments
Interest rate lock commitments
Other Assets	$8,184	$141	$—	$—
Other Liabilities	$—	$—	$4,248	$2
Total interest rate lock commitments	$8,184	$141	$4,248	$(2)

The following tables present the net gains and losses recorded within the Consolidated Statements of Income and the Consolidated Statements of Comprehensive Income relating to derivative instruments.

		Three Months Ended		Six Months Ended
	Location of Gain or (Loss)	March 31,		March 31,
	Recognized in Income	2019	2018	2019	2018
Cash flow hedges
Amount of gain/(loss) recognized	Other comprehensive income	$(19,912)	$24,858	$(50,925)	$36,941
Amount of gain/(loss) reclassified from AOCI	Interest expense: Borrowed funds	4,057	109	6,996	(944)

Derivatives not designated as hedging instruments
Interest rate lock commitments	Other non-interest income	$64	$(30)	$143	$(60)

The Company estimates that $11,720 of the amounts reported in AOCI will be reclassified as a credit to interest expense during the twelve months ending March 31, 2020.
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
14.    RECENT ACCOUNTING PRONOUNCEMENTS

Adopted during the six months ended March 31, 2019
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. The amendments include a five step process for consideration of the core principle, guidance on the accounting treatment for costs associated with a contract, and disclosure requirements related to the revenue process. The FASB issued several additional ASU's to clarify guidance and provide implementation support for ASU 2014-09. Topic 606 does not apply to revenue within the scope of other standards, such as revenue associated with financial instruments.
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

		Three Months Ended March 31,		Six Months Ended March 31,
	Location of Revenue	2019	2018	2019	2018
Net Gain/(Loss) from Sales of REO	Non-Interest Expense (1)	$(249)	$(256)	$(26)	$(234)
Deposit Account and Other Banking Income	Non-Interest Income	212	227	443	457
Total		$(37)	$(29)	$417	$223
____________________________
(1) Net gain/(loss) from sales of real estate owned (REO) is located in non-interest expense in the consolidated statements of income because the gains and losses from the sales of REO assets are netted together with real estate owned expenses (which includes associated legal and maintenance expenses).

Sales of REO: The Company derecognizes the REO asset and fully recognizes a gain or loss from the REO sale when control of the property transfers to the buyer, which generally occurs at closing. Topic 606 does not significantly change the pattern of revenue recognition unless the Company finances the sale. When the Company finances the REO sale, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether the Company will collect substantially all of the consideration to which it is entitled in exchange for the property. Once these criteria are met, the REO asset is derecognized and the Company fully recognizes the gain or loss upon transfer of control of the property to the buyer. There are no instances of the Company financing the sale of one of its REO properties during the six months ended March 31, 2019.
Deposit Account and Other Banking Income: The Company charges depositors transaction-based service fees, which includes services such as stop-payments, wire transfers, check and checking account charges. The performance obligation of the transaction-based fees is satisfied, and related revenue is recognized, at the point in time we perform the requested service.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU changes the accounting for certain equity investments, financial liabilities under the fair value option and presentation and disclosure requirements for financial instruments. Equity investments not accounted for under the equity method of accounting will be measured at fair value with changes recognized in net income. If there are no readily determinable fair values, the guidance allows entities to measure investments at cost less impairment, whereby impairment is based on a qualitative assessment. The guidance eliminates the requirement to disclose the methods and significant assumptions used to estimate fair value of financial instruments measured at amortized cost. The guidance also requires financial assets and financial liabilities to be presented separately in the footnotes, grouped by measurement category (fair value, amortized cost) and form of financial assets. If an entity has elected the fair value option to measure liabilities, the new accounting guidance requires the portion of the change in fair value of a liability resulting from credit risk to be presented in OCI. ASU 2018-03 was issued in February 2018 as technical guidance to ASU 2016-01 to aid in clarification and presentation requirements. Both accounting and disclosure guidance are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years on a prospective basis, with a cumulative-effect adjustment to the balance sheet at the beginning of the fiscal year adopted. Early adoption is not permitted. The Company adopted this guidance effective October 1, 2018 utilizing the modified-retrospective transition method. The Company did not recognize a cumulative adjustment to equity upon implementation of the standard. The guidance solely impacted the Company's disclosures, and did not have a material impact on the Company's consolidated financial condition or results of operations.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in this Update address eight specific cash flow issues with the objective of reducing the existing diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and Other Topics. Current guidance is either unclear or does not include specific guidance on these issues. Additionally, in November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash, which requires restricted cash or restricted cash equivalents be included in beginning-of-period and end-of-period cash totals and changes in this classification be explained separately. The amendments in both these Updates are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and should be applied using a retrospective transition method. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The Company adopted the guidance effective October 1, 2018. Adoption of this accounting guidance did not have a material impact on the presentation of the Consolidated Statements of Cash Flows.
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

Issued but not yet adopted as of March 31, 2019
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This guidance changes the accounting treatment of leases by requiring lessees to recognize operating leases on the balance sheet as lease assets (a right-to-use asset) and lease liabilities (a liability to make lease payments), measured on a discounted basis and will require both quantitative and qualitative disclosure regarding key information about the leasing arrangements. An accounting policy election to not recognize operating leases with terms of 12 months or less as assets and liabilities is permitted. This guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. ASU 2016-02 required entities to adopt the new lease standard using a modified retrospective approach. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, which provides entities with an additional (and optional) transition method to adopt the new lease standard. Under this new method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company intends to adopt this guidance effective October 1, 2019 utilizing the transition method described in ASU 2018-11. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842) Land Easement Practical Expedient, which allows entities to elect an optional transition practical expedient to not evaluate under Topic 842 land easements that exist or expired before the entity's adoption of Topic 842. In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842) Narrow-Scope Improvements, which addresses lessor stakeholder questions regarding sales tax, certain lessor costs and the recognition of variable payments for contracts with lease and non-lease components. In March 2019, the FASB issued ASU 2019-01, Leases Codification Improvements, which addresses stakeholder questions regarding presentation of cash flows for sales type and direct financing leases, determining the fair value of the underlying asset by lessors that are not manufacturers or dealers, and transition disclosures related to Topic 250. An implementation team has been created to identify all leases involved, determine which, if any, practical expedients to utilize, and gather data required to comply. All leases have been identified. The Company expects to recognize a right-to-use asset and a lease liability for its operating lease commitments on the Consolidated Statements of Condition and is assessing any additional impact this new standard may have on its consolidated financial condition and results of operations. The Company also anticipates additional disclosures to be provided at adoption.
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
In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Updates 2016-13, 2017-12 and 2016-01. The amendments related to Update 2016-13 clarify the scope of the credit losses standard and address issues related to accrued interest and recoveries. The Company intends to adopt the credit loss standard amendments concurrently with Update 2016-13 on October 1, 2020. The amendments related to Update 2017-12 address partial-term fair value hedges, fair value hedge basis adjustments and certain transition requirements. The Company is currently evaluating the impact of the hedge accounting amendments and is considering early adoption. The amendments related to Update 2016-01 address the scope of financial instrument recognition and measurement guidance, the requirement for re-measurement under ASC 820 when using the measurement alternative and certain disclosure requirements. The Company is currently evaluating the impact of the financial instrument amendments and is considering early adoption. ASU 2019-04 is not expected to have a material impact on the Company’s consolidated financial condition, results of operation, or disclosures.
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
These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following important factors that could affect the actual outcome of future events:

•	significantly increased competition among depository and other financial institutions;

•	inflation and changes in the interest rate environment that reduce our interest margins or reduce the fair value of financial instruments;

•	general economic conditions, either globally, nationally or in our market areas, including employment prospects, real estate values and conditions that are worse than expected;

•	the strength or weakness of the real estate markets and of the consumer and commercial credit sectors and its impact on the credit quality of our loans and other assets;

•	decreased demand for our products and services and lower revenue and earnings because of a recession or other events;

•	changes in consumer spending, borrowing and savings habits;

•	adverse changes and volatility in the securities markets, credit markets or real estate markets;

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

•	our ability to enter new markets successfully and take advantage of growth opportunities, and the possible short-term dilutive effect of potential acquisitions or de novo branches, if any;

•	future adverse developments concerning Fannie Mae or Freddie Mac;

•	changes in monetary and fiscal policy of the U.S. Government, including policies of the U.S. Treasury and the FRS and changes in the level of government support of housing finance;

•	the continuing governmental efforts to restructure the U.S. financial and regulatory system;

•	the ability of the U.S. Government to remain open, function properly and manage federal debt limits;

•	changes in policy and/or assessment rates of taxing authorities that adversely affect us or our customer;

•	changes in accounting and tax estimates;

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
Levels of Regulatory Capital
At March 31, 2019, the Company’s Tier 1 (leverage) capital totaled $1.73 billion, or 12.19% of net average assets and 22.34% of risk-weighted assets, while the Association’s Tier 1 (leverage) capital totaled $1.48 billion, or 10.45% of net average assets and 19.19% of risk-weighted assets. Each of these measures was more than twice the requirements currently in effect for the Association for designation as “well capitalized” under regulatory prompt corrective action provisions, which set minimum levels of 5.00% of net average assets and 8.00% of risk-weighted assets. Refer to the Liquidity and Capital Resources section of this Item 2 for additional discussion regarding regulatory capital requirements.
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
We also offer a ten-year, fully amortizing fixed-rate, first mortgage loan. The ten-year, fixed-rate loan has a less severe interest rate risk profile when compared to loans with fixed-rate terms of 15 to 30 years and can help to more effectively manage interest rate risk exposure, yet provides our borrowers with the certainty of a fixed interest rate throughout the life of the obligation.

The following tables set forth our first mortgage loan production and balances segregated by loan structure at origination.

	For the Six Months Ended March 31, 2019		For the Six Months Ended March 31, 2018
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
First Mortgage Loan Originations:
ARM (all Smart Rate) production	$320,738	48.2%	$476,758	47.6%
Fixed-rate production:
Terms less than or equal to 10 years	40,143	6.0	141,550	14.1
Terms greater than 10 years	304,178	45.8	383,075	38.3
Total fixed-rate production	344,321	51.8	524,625	52.4
Total First Mortgage Loan Originations	$665,059	100.0%	$1,001,383	100.0%

	March 31, 2019		September 30, 2018
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Balance of Residential Mortgage Loans Held For Investment:
ARMs	$5,128,674	47.0%	$5,166,282	46.9%
Fixed-rate:
Terms less than or equal to 10 years	1,651,008	15.2	1,822,918	16.5
Terms greater than 10 years	4,114,363	37.8	4,036,544	36.6
Total fixed-rate	5,765,371	53.0	5,859,462	53.1
Total Residential Mortgage Loans Held For Investment	$10,894,045	100.0%	$11,025,744	100.0%
The following table sets forth the balances as of March 31, 2019 for all ARM loans segregated by the next scheduled interest rate reset date.

Current Balance of ARM Loans Scheduled for Interest Rate Reset
During the Fiscal Years Ending September 30,	(In thousands)
2019	$98,748
2020	673,771
2021	1,281,913
2022	1,602,622
2023	1,086,736
2024	384,884
Total	$5,128,674
At March 31, 2019 and September 30, 2018, mortgage loans held for sale, all of which were long-term, fixed-rate first mortgage loans and all of which were held for sale to Fannie Mae, totaled $1.0 million and $0.7 million, respectively.

Loan Portfolio Yield
The following tables set forth the interest yield as of March 31, 2019 for the portfolio of loans held for investment, by type of loan, structure and geographic location.

	March 31, 2019
	Balance	Percent	Yield
	(Dollars in thousands)
Real Estate Loans:
Fixed Rate
Terms less than or equal to 10 years	$1,651,008	12.8%	2.92%
Terms greater than 10 years	4,114,363	31.9%	4.10%
Total Fixed-Rate loans	5,765,371	44.7%	3.76%

ARMs	5,128,674	39.7%	3.12%
Home Equity Loans and Lines of Credit	1,965,580	15.2%	4.71%
Construction and Consumer	50,576	0.4%	3.82%
Total Loans Receivable, net	$12,910,201	100.0%	3.65%

	March 31, 2019
	Balance	Fixed Rate Balance	Percent	Yield
	(Dollars in thousands)
Residential Mortgage Loans
Ohio	$6,112,767	$4,189,015	47.4%	3.68%
Florida	1,745,634	687,021	13.5%	3.44%
Other	3,035,644	889,335	23.5%	3.03%
Total Residential Mortgage Loans	10,894,045	5,765,371	84.4%	3.46%
Home Equity Loans and Lines of Credit
Ohio	662,068	60,766	5.1%	4.71%
Florida	392,651	35,950	3.0%	4.57%
California	305,042	21,045	2.4%	4.78%
Other	605,819	15,461	4.7%	4.78%
Total Home Equity Loans and Lines of Credit	1,965,580	133,222	15.2%	4.71%
Construction and Consumer	50,576	50,576	0.4%
Total Loans Receivable, net	$12,910,201	$5,949,169	100.0%	3.65%

Marketing Home Equity Lines of Credit
Since 2016, we have actively marketed home equity lines of credit, which carry an adjustable rate of interest indexed to the prime rate which provides interest rate sensitivity to that portion of our assets. Prior to 2010, home equity lending also represented a meaningful strategy to manage our interest rate risk profile. Between 2010 and 2015, the Association, in various steps, restricted and modified its home equity lending products and the markets where they were offered, in response to the 2008 financial crisis and the resulting regulatory environments that existed during that time. Through redesigned home equity products, we believe we have re-established home equity line of credit lending as a meaningful strategy to manage our interest rate risk profile. At March 31, 2019, the principal balance of home equity lines of credit totaled $1.51 billion. Our home equity lending is discussed in the Allowance for Loan Losses section of the Critical Accounting Policies that follows this Overview.

Extending the Duration of Funding Sources
As a complement to our strategies to shorten the duration of our interest earning assets, as described above, we also seek to lengthen the duration of our interest bearing funding sources. These efforts include monitoring the relative costs of alternative funding sources such as retail deposits, brokered certificates of deposit, longer-term (e.g. four to six years) fixed rate advances from the FHLB of Cincinnati, and shorter-term (e.g. three months) advances from the FHLB of Cincinnati, the durations of which are extended by correlated interest rate exchange contracts. Each funding alternative is monitored and evaluated based on its effective interest payment rate, options exercisable by the creditor (early withdrawal, right to call, etc.), and collateral requirements. The interest payment rate is a function of market influences that are specific to the nuances and market competitiveness/breadth of each funding source. Generally, early withdrawal options are available to our retail CD customers but not to holders of brokered CDs; issuer call options are not provided on our advances from the FHLB of Cincinnati; and we are not subject to early termination options with respect to our interest rate exchange contracts. Additionally, collateral pledges are not provided with respect to our retail CDs or our brokered CDs, but are required for our advances from the FHLB of Cincinnati as well as for our interest rate exchange contracts.
During the six months ended March 31, 2019, the balance of deposits increased $241.2 million, which was comprised of a $319.9 million increase in the balance of customer retail deposits, partially offset by a $78.7 million decrease in the balance of brokered CDs (which is inclusive of acquisition costs and subsequent amortization). Additionally, during the six months ended March 31, 2019, we decreased the balance of our short-term advances from the FHLB of Cincinnati by $450 million; and we added $500 million of new, shorter-term advances from the FHLB of Cincinnati that were matched/correlated to interest rate exchange contracts that extended the effective durations of those shorter-term advances to approximately six to eight years at inception. These funding source modifications facilitated asset growth of $69.3 million and funded stock repurchases of $6.1 million, dividends of $24.7 million and scheduled repayments of long-term borrowed funds of $183.5 million.
Other Interest Rate Risk Management Tools
We also manage interest rate risk by selectively selling a small portion of our long-term, fixed-rate mortgage loans in the secondary market. Prior to fiscal 2010, this strategy was used to a greater extent to manage our interest rate risk. At March 31, 2019, we serviced $1.87 billion of loans for others, of which $963 million were sold in the secondary market prior to fiscal 2010. While the sales of first mortgage loans remain strategically important for us, since fiscal 2010, they have played only a minor role in our management of interest rate risk. We can also manage interest rate risk by selling non-Fannie Mae compliant mortgage loans to private investors, although those transactions are dependent upon favorable market conditions, including motivated private investors, and involve more complicated negotiations and longer settlement timelines. Loan sales are discussed later in this Part 1, Item 2. under the heading Liquidity and Capital Resources, and in Part 1, Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Notwithstanding our efforts to manage interest rate risk, should a rapid and substantial increase occur in general market interest rates, or an extended period of a flat yield curve market persists, it is expected that, prospectively and particularly over a multi-year time horizon, the level of our net interest income would be adversely impacted.
Monitoring and Limiting Our Credit Risk. While, historically, we had been successful in limiting our credit risk exposure by generally imposing high credit standards with respect to lending, the confluence of unfavorable regional and macro-economic events that culminated in the 2008 housing market collapse and financial crisis, coupled with our pre-2010 expanded participation in the second lien mortgage lending markets, significantly refocused our attention with respect to credit risk. In response to the evolving economic landscape, we continuously revise and update our quarterly analysis and evaluation procedures, as needed, for each category of our lending with the objective of identifying and recognizing all appropriate credit impairments. At March 31, 2019, 91% of our assets consisted of residential real estate loans (both “held for sale” and “held for investment”) and home equity loans and lines of credit, which were originated predominantly to borrowers in Ohio and Florida. Our analytic procedures and evaluations include specific reviews of all home equity loans and lines of credit that become 90 or more days past due, as well as specific reviews of all first mortgage loans that become 180 or more days past due. We transfer performing home equity lines of credit subordinate to first mortgages delinquent greater than 90 days to non-accrual status. We also charge-off performing loans to collateral value and classify those loans as non-accrual within 60 days of notification of all borrowers filing Chapter 7 bankruptcy, that have not reaffirmed or been dismissed, regardless of how long the loans have been performing. Loans where at least one borrower has been discharged of their obligation in Chapter 7 bankruptcy, are classified as TDRs. At March 31, 2019, $24.9 million of loans in Chapter 7 bankruptcy status were included in total TDRs. At March 31, 2019, the recorded investment in non-accrual status loans included $27.8 million of performing loans in Chapter 7 bankruptcy status, of which $27.4 million were also reported as TDRs.
In response to the unfavorable regional and macro-economic environment that arose beginning in 2008, and in an effort to limit our credit risk exposure and improve the credit performance of new customers, we tightened our credit eligibility criteria in evaluating a borrower’s ability to successfully fulfill its repayment obligation, revised the design of many of our loan products to require higher borrower down-payments, limited the products available for condominiums, eliminated certain product features (such as interest-only adjustable-rate loans and loans above certain LTV ratios), and suspended home equity lending products with the exception of bridge loans between 2010 and 2012. The delinquency level related to loan originations prior to 2009, compared to originations in 2009 and after, reflect the higher credit standards to which we have subjected all new originations. As of March 31, 2019, loans originated prior to 2009 had a balance of $936.3 million, of which $29.3 million, or 3.1%, were delinquent, while loans originated in 2009 and after had a balance of $11.97 billion, of which $12.4 million, or 0.1%, were delinquent.
One aspect of our credit risk concern relates to high concentrations of our loans that are secured by residential real estate in specific states, particularly Ohio and Florida, in light of the difficulties that arose in connection with the 2008 housing crisis with respect to the real estate markets in those two states. At March 31, 2019, approximately 56.0% and 16.1% of the combined total of our residential Core and construction loans held for investment and approximately 33.7% and 20.0% of our home equity loans and lines of credit were secured by properties in Ohio and Florida, respectively. In an effort to moderate the concentration of our credit risk exposure in individual states, particularly Ohio and Florida, we have utilized direct mail marketing, our internet site and our customer service call center to extend our lending activities to other attractive geographic locations. Currently, in addition to Ohio and Florida, we are actively lending in 23 other states and the District of Columbia, and as a result of that activity, the concentration ratios of the combined total of our residential, Core and construction loans held for investment in Ohio and Florida have trended downward from their September 30, 2010 levels when the concentrations were 79.1% in Ohio and 19.0% in Florida. Of the total mortgage and equity loan originations for the six months ended March 31, 2019, 21.6% are secured by properties in states other than Ohio or Florida.
Our residential Home Today loans are another area of credit risk concern. Although we no longer originate loans under this program and the principal balance in these loans had declined to $90.5 million at March 31, 2019, and constituted only 0.7% of our total “held for investment” loan portfolio balance, they comprised 18.6% and 18.9% of our 90 days or greater delinquencies and our total delinquencies, respectively, at that date. At March 31, 2019, approximately 95.3% and 4.5% of our residential Home Today loans were secured by properties in Ohio and Florida, respectively. At March 31, 2019, the percentages of those loans delinquent 30 days or more in Ohio and Florida were 8.9% and 5.5%, respectively. The disparity between the portfolio composition ratio and delinquency composition ratio reflects the nature of the Home Today loans. We do not offer, and have not offered, loan products frequently considered to be designed to target sub-prime borrowers containing features such as higher fees or higher interest rates, negative amortization, or low initial payment features with adjustable interest rates. Our Home Today loans, the majority of which were entered into with borrowers that had credit profiles that would not have otherwise qualified for our loan products due to deficient credit scores, generally contained the same features as loans offered to our Core borrowers. The overriding objective of our Home Today lending, just as it is with our Core lending, was the creation of successful homeowners. We have attempted to manage our Home Today credit risk by requiring that borrowers attend pre- and post-borrowing financial management education and counseling and that the borrowers be referred to us by a sponsoring organization with which we have partnered. Further, to manage the credit aspect of these loans, inasmuch as the majority of these buyers did not have sufficient funds for required down payments, many loans included private mortgage insurance. At March 31, 2019, 16.3% of Home Today loans included private mortgage insurance coverage. From a peak recorded investment of $306.6 million at December 31, 2007, the total recorded investment of the Home Today portfolio has declined to $90.2 at March 31, 2019. Since the vast majority of Home Today loans were originated prior to March 2009 and we are no longer originating loans under our Home Today program, the Home Today portfolio will continue to decline in balance, primarily due to contractual amortization. To supplant the Home Today product and to continue to meet the credit needs of our customers and the communities that we serve, we have offered Fannie Mae eligible, Home Ready loans since fiscal 2016. These loans are originated in accordance with Fannie Mae's underwriting standards. While we retain the servicing rights related to these loans, the loans, along with the credit risk associated therewith, are securitized/sold to Fannie Mae.
Maintaining Access to Adequate Liquidity and Diverse Funding Sources. For most insured depositories, customer and community confidence are critical to their ability to maintain access to adequate liquidity and to conduct business in an orderly manner. We believe that a well capitalized institution is one of the most important factors in nurturing customer and community confidence. Accordingly, we have managed the pace of our growth in a manner that reflects our emphasis on high capital levels. At March 31, 2019, the Association’s ratio of Tier 1 (leverage) capital to net average assets (a basic industry measure that deems 5.00% or above to represent a “well capitalized” status) was 10.45%. The Association's Tier 1 (leverage) capital ratio is lower at March 31, 2019 than its ratio at September 30, 2018, which was 10.87%, due primarily to an $85 million cash dividend payment that the Association made to the Company, its sole shareholder, in December 2018 that reduced the Association's Tier 1 (leverage) capital ratio by an estimated 60 basis points. Because of its intercompany nature, this dividend payment did not impact the Company's consolidated capital ratios which are reported in the Liquidity and Capital Resources section of this Item 2. We expect to continue to remain a well capitalized institution.

In managing its level of liquidity, the Company monitors available funding sources, which include attracting new deposits (including brokered CDs), borrowings from others, the conversion of assets to cash and the generation of funds through profitable operations. The Company has traditionally relied on retail deposits as its primary means in meeting its funding needs. At March 31, 2019, deposits totaled $8.73 billion (including $591.3 million of brokered CDs), while borrowings totaled $3.59 billion and borrowers’ advances and servicing escrows totaled $118.4 million, combined. In evaluating funding sources, we consider many factors, including cost, collateral, duration and optionality, current availability, expected sustainability, impact on operations and capital levels.
To attract deposits, we offer our customers attractive rates of interest on our deposit products. Our deposit products typically offer rates that are highly competitive with the rates on similar products offered by other financial institutions. We intend to continue this practice, subject to market conditions.
We preserve the availability of alternative funding sources through various mechanisms. First, by maintaining high capital levels, we retain the flexibility to increase our balance sheet size without jeopardizing our capital adequacy. Effectively, this permits us to increase the rates that we offer on our deposit products thereby attracting more potential customers. Second, we pledge available real estate mortgage loans and investment securities with the FHLB of Cincinnati and the FRB-Cleveland. At March 31, 2019, these collateral pledge support arrangements provided the Association with the ability to immediately borrow an additional $262.7 million from the FHLB of Cincinnati and $50.9 million from the FRB-Cleveland Discount Window. From the perspective of collateral value securing FHLB of Cincinnati advances, our capacity limit for additional borrowings beyond the balance outstanding at March 31, 2019 was $4.66 billion, subject to satisfaction of the FHLB of Cincinnati common stock ownership requirement. To satisfy the common stock ownership requirement for the maximum limit of borrowing, we would need to increase our ownership of FHLB of Cincinnati common stock by an additional $93.2 million. Third, we invest in high quality marketable securities that exhibit limited market price variability, and to the extent that they are not needed as collateral for borrowings, can be sold in the institutional market and converted to cash. At March 31, 2019, our investment securities portfolio totaled $574.6 million. Finally, cash flows from operating activities have been a regular source of funds. During the six months ended March 31, 2019 and 2018, cash flows from operations provided $43.2 million and $53.8 million, respectively.
Fannie Mae, historically the Association’s primary loan investor, implemented, effective July 2010, certain loan origination requirement changes affecting loan eligibility that we chose not to adopt until fiscal 2013. Since then, first mortgage loans (primarily fixed-rate, mortgage refinances with terms of 15 years or more and HARP II, and more recently Home Ready, loans) that are originated under the revised procedures are eligible for sale to Fannie Mae either as whole loans or within mortgage-backed securities. The HARP II program expired at December 31, 2018. We expect that certain loan types (i.e. our Smart Rate adjustable-rate loans, home purchase fixed-rate loans and 10-year fixed-rate loans) will continue to be originated under our legacy procedures. For loans that are not originated under the revised (Fannie Mae) procedures, the Association’s ability to reduce interest rate risk via loan sales is limited to those loans that have established payment histories, strong borrower credit profiles and are supported by adequate collateral values that meet the requirements of the FHLB's Mortgage Purchase Program or of private third-party investors. At March 31, 2019, $1.0 million of agency eligible, long-term, fixed-rate first mortgage loans were classified as “held for sale.” During the six months ended March 31, 2019, $13.5 million of agency-compliant HARP II and Home Ready loans and $26.3 million of long-term, fixed-rate, agency-compliant, non-HARP II, non-Home Ready first mortgage loans were sold to Fannie Mae. Additionally, $19.0 million of fixed-rate loans were sold in a single bulk sale to a private investor.
Overall, while customer and community confidence can never be assured, the Company believes that its liquidity is adequate and that it has access to adequate alternative funding sources.
Monitoring and Controlling Our Operating Expenses. We continue to focus on managing operating expenses. Our ratio of annualized non-interest expense to average assets was 1.40% for the six months ended March 31, 2019 and 1.38% for the six months ended March 31, 2018. As of March 31, 2019, our average assets per full-time employee and our average deposits per full-time employee were $13.8 million and $8.5 million, respectively. We believe that each of these measures compares favorably with industry averages. Our relatively high average of deposits (exclusive of brokered CDs) held at our branch offices ($214.2 million per branch office as of March 31, 2019) contributes to our expense management efforts by limiting the overhead costs of serving our customers. We will continue our efforts to control operating expenses as we grow our business.

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

•
changes in the volume or severity of past due loans, volume of non-accrual loans, or the volume and severity of adversely classified loans including the trending of delinquency statistics (both current and historical), historical loan loss experience and trends, the frequency and magnitude of multiple restructurings of loans previously the subject of TDRs, and uncertainty surrounding borrowers’ ability to recover from temporary hardships for which short-term loan restructurings are granted;

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

When loan restructurings qualify as TDRs and the loans are performing according to the terms of the restructuring, we record an IVA based on the present value of expected future cash flows, which includes a factor for potential subsequent defaults, discounted at the effective interest rate of the original loan contract. Potential defaults are distinguished from multiple restructurings as borrowers who default are generally not eligible for subsequent restructurings. At March 31, 2019, the balance of such individual valuation allowances was $12.7 million. In instances when loans require multiple restructurings, additional valuation allowances may be required. The new valuation allowance on a loan that has multiple restructurings is calculated based on the present value of the expected cash flows, discounted at the effective interest rate of the original loan contract, considering the new terms of the restructured agreement. Due to the immaterial amount of this exposure to date, we continue to capture this exposure as a component of our qualitative GVA evaluation. The significance of this exposure will be monitored and, if warranted, we will enhance our loan loss methodology to include a new default factor (developed to reflect the estimated impact to the balance of the allowance for loan losses that will occur as a result of subsequent future restructurings) that will be assessed against all loans reviewed collectively. If new default factors are implemented, the qualitative GVA methodology will be adjusted to preclude duplicative loss consideration.

Home equity loans and lines of credit generally have higher credit risk than traditional residential mortgage loans. These loans and credit lines are usually in a second lien position and when combined with the first mortgage, result in generally higher overall loan-to-value ratios. In a stressed housing market with high delinquencies and decreasing housing prices, as arose beginning in 2008, these higher loan-to-value ratios represent a greater risk of loss to the Company. A borrower with more equity in the property has a vested interest in keeping the loan current when compared to a borrower with little or no equity in the property. In light of the past weakness in the housing market and uncertainty with respect to future employment levels and economic prospects, we conduct an expanded loan level evaluation of our home equity loans and lines of credit, including bridge loans, which are delinquent 90 days or more. This expanded evaluation is in addition to our traditional evaluation procedures. Our home equity loans and lines of credit portfolio continues to comprise a significant portion of our gross charge-offs. At March 31, 2019, we had a recorded investment of $1.99 billion in home equity loans and equity lines of credit outstanding, $6.3 million, or 0.3%, of which were 90 days or more past due.
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

	March 31, 2019			December 31, 2018
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential Core	$19,587	48.7%	83.7%	$19,165	45.7%	84.2%
Residential Home Today	3,275	8.1	0.7	3,748	8.9	0.7
Home equity loans and lines of credit	17,420	43.2	15.2	19,021	45.4	14.6
Construction	4	—	0.4	4	—	0.5
Total allowance	$40,286	100.0%	100.0%	$41,938	100.0%	100.0%

	September 30, 2018			March 31, 2018
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Residential Core	$18,288	43.1%	84.7%	$14,080	32.7%	85.5%
Residential Home Today	3,204	7.6	0.7	3,740	8.7	0.8
Home equity loans and lines of credit	20,921	49.3	14.1	25,282	58.6	13.3
Construction	5	—	0.5	4	—	0.4
Total allowance	$42,418	100.0%	100.0%	$43,106	100.0%	100.0%

The following table sets forth activity in our allowance for loan losses segregated by geographic location for the periods indicated. The majority of our construction loan portfolio is secured by properties located in Ohio and the balances of other consumer loans are considered immaterial, therefore neither was segregated.

	As of and For the Three Months Ended March 31,		As of and For the Six Months Ended March 31,
	2019	2018	2019	2018
	(Dollars in thousands)
Allowance balance (beginning of the period)	$41,938	$45,929	$42,418	$48,948
Charge-offs:
Real estate loans:
Residential Core
Ohio	128	183	371	531
Florida	86	12	86	29
Other	85	—	85	27
Total Residential Core	299	195	542	587
Residential Home Today
Ohio	85	288	326	906
Florida	—	—	—	57
Total Residential Home Today	85	288	326	963
Home equity loans and lines of credit
Ohio	229	725	519	1,593
Florida	55	712	500	1,099
California	—	—	22	—
Other	191	182	277	463
Total Home equity loans and lines of credit	475	1,619	1,318	3,155
Total charge-offs	859	2,102	2,186	4,705
Recoveries:
Real estate loans:
Residential Core	766	787	977	1,380
Residential Home Today	624	599	1,092	1,001
Home equity loans and lines of credit	1,817	1,893	3,985	3,482
Total recoveries	3,207	3,279	6,054	5,863
Net recoveries (charge-offs)	2,348	1,177	3,868	1,158
Provision (Credit) for loan losses	(4,000)	(4,000)	(6,000)	(7,000)
Allowance balance (end of the period)	$40,286	$43,106	$40,286	$43,106
Ratios:
Net charge-offs (recoveries) to average loans outstanding (annualized)	0.07%	0.04%	0.03%	0.01%
Allowance for loan losses to non-accrual loans at end of the period	52.14%	55.09%	52.14%	55.09%
Allowance for loan losses to the total recorded investment in loans at end of the period	0.31%	0.34%	0.31%	0.34%
The net recoveries of $3.9 million during the six months ended March 31, 2019 increased from $1.2 million for the six months ended March 31, 2018, as credit quality continued to improve during the current fiscal year. Charge-offs decreased during the six months ended March 31, 2019 in all portfolios when compared to the six months ended March 31, 2018, reflecting the improving market conditions. We continue to evaluate loans becoming delinquent for potential losses and record provisions for the estimate of potential losses of those loans. We expect a moderate level of charge-offs to continue as delinquent loans are resolved in the future and uncollected balances are charged against the allowance.

During the three months ended March 31, 2019, the total allowance for loan losses decreased $1.6 million, to $40.3 million from $41.9 million at December 31, 2018, as we recorded a $4.0 million credit for loan losses, while recoveries exceeded loan charge-offs by $2.3 million. The allowance for loan losses related to loans evaluated collectively decreased by $2.1 million during the three months ended March 31, 2019, and the allowance for loan losses related to loans evaluated individually increased by approximately $0.4 million. Refer to the "Activity in the Allowance for Loan Losses" and "Analysis of the Allowance for Loan Losses" tables in Note 4 of the Notes to the Unaudited Interim Consolidated Financial Statements for more information. Other than the less significant construction and other consumer loans segments, changes during the three months ended March 31, 2019 in the balances of the GVAs, excluding changes in IVAs, related to the significant loan segments are described as follows:

•
Residential Core – The recorded investment of this segment of the loan portfolio decreased 0.9%, or $100.6 million, while the total allowance for loan losses for this segment increased 2.2% or $0.4 million. The portion of this loan segment’s allowance for loan losses that was determined by evaluating groups of loans collectively (i.e. those loans that were not individually evaluated), increased $0.2 million, or 1.4%, from $12.2 million at December 31, 2018, to $12.4 million at March 31, 2019. The ratio of this portion of the allowance for loan losses to the total balance of loans in this loan segment that were evaluated collectively, increased 0.01% to 0.12% at March 31, 2019 from 0.11% at December 31, 2018. The portfolio contains adjustable-rate loans with fixed interest rates over an initial period of mainly three to five years, followed by annual resets, with various re-lock features that provide options to borrowers. The allowance increased to address the risk prompted by recent increases in the prime rate, the index at which these loans are scheduled to reset. Total delinquencies increased 2.0% to $22.1 million at March 31, 2019 from $21.6 million at December 31, 2018. Loans 90 or more days delinquent decreased 1.7% to $10.6 million at March 31, 2019 from $10.8 million at December 31, 2018. Net recoveries during the current quarter were less at $0.5 million compared to $0.6 million for the quarter ended March 31, 2018.

•
Residential Home Today – The recorded investment of this segment of the loan portfolio decreased 2.2%, or $2.1 million, as we are no longer originating loans under the Home Today program. The total allowance for loan losses for this segment decreased by $0.5 million or 12.6%. The portion of this loan segment’s allowance for loan losses that was determined by evaluating groups of loans collectively (i.e. those loans that were not individually evaluated), decreased by 25.1% to $1.1 million at March 31, 2019 from $1.5 million at December 31, 2018. Similarly, the ratio of this portion of the allowance to the total balance of loans in this loan segment that were evaluated collectively, decreased 0.7% to 2.2% at March 31, 2019 from 2.9% at December 31, 2018. Total delinquencies decreased to $7.9 million at March 31, 2019 from $9.7 million at December 31, 2018. Delinquencies greater than 90 days decreased 8.3% to $3.9 million from $4.2 million at December 31, 2018. Net recoveries of $0.5 million were slightly greater during the current quarter compared to $0.3 million during the quarter ended March 31, 2018. The allowance for this portfolio fluctuates based on not only the generally declining portfolio balance, but also on the credit profile trends in this portfolio. This portfolio's allowance decreased this quarter, which coincided with the decrease in the Home Today balance, but we continue to be aware that risk remains based on the generally less stringent credit requirements that were in place at the time that these borrowers qualified for their loans and the continued depressed home values that remain in this portfolio.

•
Home Equity Loans and Lines of Credit – The recorded investment of this segment of the loan portfolio increased 3.6%, or $68.3 million, to $1.99 billion at March 31, 2019 from $1.92 billion at December 31, 2018. The total allowance for loan losses for this segment decreased 7.89% to $17.4 million from $19.0 million at December 31, 2018. During the quarter ended March 31, 2019, the portion of this loan segment's allowance for loan losses that was determined by evaluating groups of loans collectively (i.e. those loans that were not individually evaluated) decreased by $1.8 million, or 11.2%, from $15.7 million to $13.9 million during the quarter ended March 31, 2019. The ratio of this portion of the allowance to the total balance of loans in this loan segment that were evaluated collectively also decreased to 0.7% at March 31, 2019 from 0.8% at December 31, 2018. Net recoveries for this loan segment during the current quarter were greater at $1.3 million as compared to $0.3 million for the quarter ended March 31, 2018. Total delinquencies for this portfolio segment decreased 5.0% to $11.7 million at March 31, 2019 as compared to $12.3 million at December 31, 2018. Delinquencies greater than 90 days decreased 6.2% to $6.3 million at March 31, 2019 from $6.8 million at December 31, 2018. The reduction in the allowance is mainly supported by a reduction in the principal balance of home equity lines of credit coming to an end of the draw period. In recent years, a large portion of the overall allowance has been allocated to the home equity loans and lines of credit portfolio to address exposure from customers whose lines of credit were originated without amortizing payments during the draw period and who could face potential increased payment shock at the end of the draw period. In general, home equity lines of credit originated prior to June 2010 were characterized by a ten-year draw period, with interest only payments, followed by a ten-year repayment period. However, a large number of those lines of credit approaching the end of draw period have been paid off or refinanced without significant loss. The principal balance of home equity lines of credit originated prior to 2010 without amortizing payments during the draw period that are coming to the end of its draw period through fiscal 2020 is $28.6 million at March 31, 2019 as compared to $62.2 million at December 31, 2018. As this exposure decreases without incurring significant loss, the portion of the overall allowance allocated to the home equity loans and lines of credit category can be decreased. Generally, there were minimal home equity lines of credit originated between June 2010 and February 2013 and those originated after February 2013 require an amortizing payment during the draw period and do not face the same end-of-draw increased payment shock risk.
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

	March 31, 2019		December 31, 2018		September 30, 2018		March 31, 2018
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential Core
Ohio	$6,026,509		$6,070,710		$6,052,208		$6,100,300
Florida	1,741,571		1,755,482		1,758,762		1,739,286
Other	3,035,470		3,077,639		3,119,841		3,033,815
Total Residential Core	10,803,550	83.7%	10,903,831	84.2%	10,930,811	84.7%	10,873,401	85.5%
Residential Home Today
Ohio	86,258		88,261		90,604		96,541
Florida	4,062		4,132		4,150		4,589
Other	175		177		179		231
Total Residential Home Today	90,495	0.7	92,570	0.7	94,933	0.7	101,361	0.8
Home equity loans and lines of credit
Ohio	662,068		660,937		652,271		624,015
Florida	392,651		383,784		369,252		359,258
California	305,042		286,510		268,230		236,353
Other	605,819		566,954		529,165		471,082
Total Home equity loans and lines of credit	1,965,580	15.2	1,898,185	14.6	1,818,918	14.1	1,690,708	13.3
Total Construction	47,783	0.4	59,185	0.5	64,012	0.5	54,524	0.4
Other consumer loans	2,793	—	3,000	—	3,021	—	2,812	—
Total loans receivable	12,910,201	100.0%	12,956,771	100.0%	12,911,695	100.0%	12,722,806	100.0%
Deferred loan expenses, net	40,177		39,526		38,566		35,023
Loans in process	(25,089)		(34,833)		(36,549)		(31,822)
Allowance for loan losses	(40,286)		(41,938)		(42,418)		(43,106)
Total loans receivable, net	$12,885,003		$12,919,526		$12,871,294		$12,682,901

At March 31, 2019, the unpaid principal balance of our home equity loans and lines of credit portfolio consisted of $458.4 million in home equity loans (which included $307.3 million of home equity lines of credit, which are in the amortization period and no longer eligible to be drawn upon, and $30.2 million in bridge loans) and $1.51 billion in home equity lines of credit. The following table sets forth credit exposure, principal balance, percent delinquent 90 days or more, the mean CLTV percent at the time of origination and the current mean CLTV percent of our home equity loans, home equity lines of credit and bridge loan portfolio as of March 31, 2019. Home equity lines of credit in the draw period are reported according to geographic distribution.

	Credit Exposure	Principal Balance	Percent Delinquent 90 Days or More	Mean CLTV Percent at Origination (2)	Current Mean CLTV Percent (3)
	(Dollars in thousands)
Home equity lines of credit in draw period (by state)
Ohio	$1,296,136	$501,621	0.08%	59%	52%
Florida	535,859	264,633	0.05%	57%	52%
California	490,034	224,164	0.03%	62%	58%
Other (1)	1,096,241	516,763	0.06%	64%	60%
Total home equity lines of credit in draw period	3,418,270	1,507,181	0.06%	61%	55%
Home equity lines in repayment, home equity loans and bridge loans	458,399	458,399	1.19%	66%	48%
Total	$3,876,669	$1,965,580	0.34%	61%	53%
_________________

(1)	No other individual state has a committed or drawn balance greater than 10% of our total equity lending portfolio nor 5% of total loans.

(2)	Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.

(3)
Current Mean CLTV is based on best available first mortgage and property values as of March 31, 2019. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.

At March 31, 2019, 38.2% of our home equity lending portfolio was either in a first lien position (21.3%), in a subordinate (second) lien position behind a first lien that we held (13.6%) or in a subordinate (second) lien position behind a first lien that was held by a loan that we serviced for others (3.3%). In addition, at March 31, 2019, 14.4% of our home equity line of credit portfolio in the draw period was making only the required minimum payment on the outstanding line balance.
The following table sets forth credit exposure, principal balance, percent delinquent 90 days or more, the mean CLTV percent at the time of origination and the current mean CLTV percent of our home equity loans, home equity lines of credit and bridge loan portfolio as of March 31, 2019. Home equity lines of credit in the draw period are stratified by the calendar year in which originated:

	Credit Exposure	Principal Balance	Percent Delinquent 90 Days or More	Mean CLTV Percent at Origination (1)	Current Mean CLTV Percent (2)
	(Dollars in thousands)
Home equity lines of credit in draw period (3)
2009 and Prior	$75,054	$24,842	1.29%	55%	46%
2010	12,097	3,770	—%	58%	42%
2013	40	18	—%	79%	57%
2014	145,306	49,402	0.35%	60%	43%
2015	230,771	91,471	0.06%	60%	46%
2016	425,504	180,861	0.11%	62%	51%
2017	922,547	433,003	0.01%	61%	54%
2018	1,274,901	596,710	0.01%	61%	60%
2019	332,050	127,104	—%	62%	62%
Total home equity lines of credit in draw period	3,418,270	1,507,181	0.06%	61%	55%
Home equity lines in repayment, home equity loans and bridge loans	458,399	458,399	1.19%	66%	48%
Total	$3,876,669	$1,965,580	0.34%	61%	53%
________________

(1)	Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.

(2)
Current Mean CLTV is based on best available first mortgage and property values as of March 31, 2019. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.

(3)	There are no remaining principal balances of home equity lines of credit for years 2011 and 2012. Those years are excluded from the table above.
In general, the home equity line of credit product originated prior to June 2010 (when new home equity lending was temporarily suspended) was characterized by a ten-year draw period followed by a ten-year repayment period; however, there was one type of transaction that could result in a draw period that extended beyond ten years, which involved customer requests for increases in the amount of their home equity line of credit. When the customer’s credit performance and profile supported the increase, the draw period term was reset for the ten-year period following the date of the increase in the home equity line of credit amount. As a result of this program, the reported draw periods for certain home equity line of credit accounts exceed ten years. In addition, as customers approach the end of the draw period and face the likelihood of an increased monthly payment during the amortization period, we continue to work with them to manage their loan payments, including the possibility of restructuring loans, in an attempt to help families keep their home.
The following table sets forth, as of March 31, 2019, the principal balance of home equity lines of credit in the draw period segregated by the current combined LTV range and by fiscal year in which the draw period expires.

	Current CLTV Category
Home equity lines of credit in draw period (by end of draw fiscal year):	< 80%	80 - 89.9%	90 - 100%	>100%	Unknown (2)	Total
	(Dollars in thousands)
2019 (1)	$64,215	$376	$152	$105	$121	$64,969
2020 (1)	99,157	85	14	21	2	99,279
2021	34,961	—	—	—	—	34,961
2022	32	—	—	—	—	32
2023	18	—	—	—	—	18
2024	790	—	—	6	26	822
Post 2024	1,293,010	12,927	457	278	428	1,307,100
Total	$1,492,183	$13,388	$623	$410	$577	$1,507,181

_________________

(1)
Home equity lines of credit whose draw period ends in fiscal years 2019 and 2020 include $18.2 million and $10.4 million, respectively, of lines where the customer has an interest only payment during the draw period. All other home equity lines of credit have an amortizing payment during the draw period.

(2)	Market data necessary for stratification is not readily available.
The following table sets forth the breakdown of current mean CLTV percentages for our home equity lines of credit in the draw period as of March 31, 2019.

	Credit Exposure	Principal Balance	Percent of Total Principal Balance	Percent Delinquent 90 Days or More	Mean CLTV Percent at Origination (2)	Current Mean CLTV Percent (3)
	(Dollars in thousands)
Home equity lines of credit in draw period (by current mean CLTV)
< 80%	$3,386,064	$1,492,183	99.0%	0.03%	61%	55%
80 - 89.9%	29,485	13,388	0.9%	1.80%	79%	81%
90 - 100%	1,128	623	0.1%	16.40%	76%	93%
> 100%	859	410	—%	—%	61%	130%
Unknown (1)	734	577	—%	—%	25%	(1)
	$3,418,270	$1,507,181	100.0%	0.06%	61%	55%
_________________

(1)	Market data necessary for stratification is not readily available.

(2)	Mean CLTV percent at origination for all home equity lines of credit is based on the committed amount.

(3)
Current Mean CLTV is based on best available first mortgage and property values as of March 31, 2019. Property values are estimated using HPI data published by the FHFA. Current Mean CLTV percent for home equity lines of credit in the draw period is calculated using the committed amount. Current Mean CLTV on home equity lines of credit in the repayment period is calculated using the principal balance.

Delinquent Loans
The following tables set forth the recorded investment in loan delinquencies by type, segregated by geographic location and severity of delinquency at the dates indicated.

	Loans Delinquent for
	30-89 Days	90 Days or More	Total
	(Dollars in thousands)
March 31, 2019
Real estate loans:
Residential Core
Ohio	$8,108	$7,015	$15,123
Florida	1,931	1,443	3,374
Other	1,407	2,174	3,581
Total Residential Core	11,446	10,632	22,078
Residential Home Today
Ohio	3,820	3,836	7,656
Florida	175	45	220
Total Residential Home Today	3,995	3,881	7,876
Home equity loans and lines of credit
Ohio	2,343	2,052	4,395
Florida	955	1,493	2,448
California	438	906	1,344
Other	1,644	1,885	3,529
Total Home equity loans and lines of credit	5,380	6,336	11,716
Total	$20,821	$20,849	$41,670

	Loans Delinquent for
	30-89 Days	90 Days or More	Total
	(Dollars in thousands)
December 31, 2018
Real estate loans:
Residential Core
Ohio	$7,952	$7,988	$15,940
Florida	1,068	1,543	2,611
Other	1,805	1,283	3,088
Total Residential Core	10,825	10,814	21,639
Residential Home Today
Ohio	5,284	4,116	9,400
Florida	191	118	309
Total Residential Home Today	5,475	4,234	9,709
Home equity loans and lines of credit
Ohio	1,821	2,186	4,007
Florida	1,332	1,949	3,281
California	763	524	1,287
Other	1,660	2,099	3,759
Total Home equity loans and lines of credit	5,576	6,758	12,334
Total	$21,876	$21,806	$43,682

	Loans Delinquent for
	30-89 Days	90 Days or More	Total
	(Dollars in thousands)
September 30, 2018
Real estate loans:
Residential Core
Ohio	$7,622	$7,392	$15,014
Florida	906	2,455	3,361
Other	1,346	960	2,306
Total Residential Core	9,874	10,807	20,681
Residential Home Today
Ohio	4,483	3,756	8,239
Florida	69	58	127
Total Residential Home Today	4,552	3,814	8,366
Home equity loans and lines of credit
Ohio	2,117	2,286	4,403
Florida	2,011	2,085	4,096
California	302	255	557
Other	2,037	1,307	3,344
Total Home equity loans and lines of credit	6,467	5,933	12,400
Total	$20,893	$20,554	$41,447

	Loans Delinquent for
	30-89 Days	90 Days or More	Total
	(Dollars in thousands)
March 31, 2018
Real estate loans:
Residential Core
Ohio	$7,329	$8,294	$15,623
Florida	933	2,291	3,224
Other	2,549	465	3,014
Total Residential Core	10,811	11,050	21,861
Residential Home Today
Ohio	3,309	5,779	9,088
Florida	70	134	204
Total Residential Home Today	3,379	5,913	9,292
Home equity loans and lines of credit
Ohio	2,191	2,621	4,812
Florida	1,841	2,133	3,974
California	353	200	553
Other	1,028	929	1,957
Total Home equity loans and lines of credit	5,413	5,883	11,296
Total	$19,603	$22,846	$42,449
Loans delinquent 90 days or more were 0.2% of total net loans at March 31, 2019, December 31, 2018, September 30, 2018 and March 31, 2018. Loans delinquent 30 to 89 days were 0.2% of total net loans at March 31, 2019, December 31, 2018, September 30, 2018 and March 31, 2018.

Non-Performing Assets and Troubled Debt Restructurings
The following table sets forth the recorded investments and categories of our non-performing assets and TDRs at the dates indicated.

	March 31, 2019	December 31, 2018	September 30, 2018	March 31, 2018
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
Residential Core	$41,126	$41,011	$41,628	$41,223
Residential Home Today	14,202	14,438	14,641	16,248
Home equity loans and lines of credit	21,943	21,523	21,483	20,777
Total non-accrual loans (1)(2)	77,271	76,972	77,752	78,248
Real estate owned	2,898	2,888	2,794	3,668
Total non-performing assets	$80,169	$79,860	$80,546	$81,916
Ratios:
Total non-accrual loans to total loans	0.60%	0.59%	0.60%	0.61%
Total non-accrual loans to total assets	0.54%	0.54%	0.55%	0.56%
Total non-performing assets to total assets	0.56%	0.56%	0.57%	0.59%
TDRs: (not included in non-accrual loans above)
Real estate loans:
Residential Core	$51,072	$51,116	$50,351	$51,188
Residential Home Today	25,354	25,972	26,861	28,769
Home equity loans and lines of credit	26,005	26,857	25,604	22,147
Total	$102,431	$103,945	$102,816	$102,104
_________________

(1)
Totals at March 31, 2019, December 31, 2018, September 30, 2018, and March 31, 2018, include $53.3 million, $51.2 million, $52.1 million, and $49.2 million, respectively, in TDRs that are less than 90 days past due but included with non-accrual loans for a minimum period of six months from the restructuring date due to their non-accrual status prior to restructuring, because they have been partially charged off, or because all borrowers have been discharged of their obligation through a Chapter 7 bankruptcy.

(2)
Includes $10.6 million, $10.7 million, $10.5 million, and $11.8 million in TDRs that are 90 days or more past due at March 31, 2019, December 31, 2018, September 30, 2018, and March 31, 2018, respectively.

The gross interest income that would have been recorded during the six months ended March 31, 2019 and March 31, 2018 on non-accrual loans if they had been accruing during the entire period and TDRs if they had been current and performing in accordance with their original terms during the entire period was $4.6 million and $4.7 million, respectively. The interest income recognized on those loans included in net income for the six months ended March 31, 2019 and March 31, 2018 was $2.8 million and $5.3 million, respectfully.
At March 31, 2019, December 31, 2018, September 30, 2018 and March 31, 2018, the recorded investment of impaired loans includes accruing TDRs and loans that are returned to accrual status when contractual payments are less than 90 days past due. These loans continue to be individually evaluated for impairment until, at a minimum, contractual payments are less than 30 days past due. Also, the recorded investment of non-accrual loans includes loans that are not included in the recorded investment of impaired loans because they are included in loans collectively evaluated for impairment.

The table below sets forth the recorded investments and categories of loans representing the difference between non-accrual loans and impaired loans at the dates indicated.

	March 31, 2019	December 31, 2018	September 30, 2018	March 31, 2018
	(Dollars in thousands)
Non-Accrual Loans	$77,271	$76,972	$77,752	$78,248
Accruing TDRs	102,431	103,945	102,816	102,104
Performing Impaired	4,537	3,800	3,982	5,130
Collectively Evaluated	(2,211)	(4,025)	(3,756)	(5,209)
Total Impaired loans	$182,028	$180,692	$180,794	$180,273
In response to the economic challenges facing many borrowers, we continue to restructure loans, resulting in $166.3 million of TDRs (accrual and non-accrual) recorded at March 31, 2019. There was a $0.4 million increase in the recorded investment of TDRs from December 31, 2018, a $0.9 million increase from September 30, 2018 and a $4.6 million increase from March 31, 2018.
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
The following table sets forth the recorded investment in accrual and non-accrual TDRs as of March 31, 2019.

	Initial Restructurings	Multiple Restructurings	Bankruptcy	Total
	(In thousands)
Accrual
Residential Core	$30,443	$13,468	$7,161	$51,072
Residential Home Today	14,776	9,713	865	25,354
Home equity loans and lines of credit	24,661	175	1,169	26,005
Total	$69,880	$23,356	$9,195	$102,431
Non-Accrual, Performing
Residential Core	$6,716	$9,121	$13,186	$29,023
Residential Home Today	1,824	5,804	2,106	9,734
Home equity loans and lines of credit	9,921	2,438	2,184	14,543
Total	$18,461	$17,363	$17,476	$53,300
Non-Accrual, Non-Performing
Residential Core	$3,183	$1,346	$717	$5,246
Residential Home Today	867	2,154	606	3,627
Home equity loans and lines of credit	1,154	188	382	1,724
Total	$5,204	$3,688	$1,705	$10,597
Total TDRs
Residential Core	$40,342	$23,935	$21,064	$85,341
Residential Home Today	17,467	17,671	3,577	38,715
Home equity loans and lines of credit	35,736	2,801	3,735	42,272
Total	$93,545	$44,407	$28,376	$166,328
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
Income Taxes. We consider accounting for income taxes a critical accounting policy due to the subjective nature of certain estimates, including the impact of tax rate changes, such as those implemented by the Act signed into law in December 2017, that are involved in the calculation. We use the asset/liability method of accounting for income taxes in which deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. We must assess the realization of the deferred tax asset and, to the extent that we believe that recovery is not likely, a valuation allowance is established. Adjustments to increase or decrease existing valuation allowances, if any, are charged or credited, respectively, to income tax expense. At March 31, 2019, no valuation allowances were outstanding. Even though we have determined a valuation allowance is not required for deferred tax assets at March 31, 2019, there is no guarantee that those assets, if any, will be recognizable in the future.
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

Comparison of Financial Condition at March 31, 2019 and September 30, 2018
Total assets increased $69.3 million, or less than 1%, to $14.21 billion at March 31, 2019 from $14.14 billion at September 30, 2018. This increase was primarily the result of increases in investment securities and other assets, as well as new loan origination levels exceeding the total of loan sales and principal repayments.

Cash and cash equivalents decreased $10.6 million, or 4%, to $259.2 million at March 31, 2019 from $269.8 million at September 30, 2018 as we manage cash to maintain the level of liquidity described later in the Liquidity and Capital Resources section.
Investment securities, all of which are classified as available for sale, increased $42.6 million, or 8%, to $574.6 million at March 31, 2019 from $532.0 million at September 30, 2018. Investment securities increased as $96.3 million in purchases exceeded the combined effect of $62.6 million in principal paydowns, a $10.8 million reduction of unrealized losses and $1.9 million of net acquisition premium amortization that occurred in the mortgage-backed securities portfolio during the six months ended March 31, 2019. There were no sales of investment securities during the six months ended March 31, 2019.
Loans held for investment, net, increased $13.7 million, or less than 1%, to $12.89 billion at March 31, 2019 from $12.87 billion at September 30, 2018. Residential mortgage loans decreased $131.7 million, or less than 1%, to $10.89 billion at March 31, 2019. During the six months ended March 31, 2019, $320.7 million of three- and five-year “SmartRate” loans were originated while $344.3 million of 10-, 15-, and 30-year fixed-rate first mortgage loans were originated. These originations were offset by paydowns and fixed-rate loan sales. Between September 30, 2018 and March 31, 2019, the total fixed-rate portion of the first mortgage loan portfolio decreased $94.1 million and was comprised of a decrease of $171.9 million in the balance of fixed-rate loans with original terms of 10 years or less, partially offset by an increase of $77.8 million in the balance of fixed-rate loans with original terms greater than 10 years. During the six months ended March 31, 2019, we completed $58.8 million in loan sales, which included a $19.0 million sale to a private investor, $13.5 million of agency-compliant HARP II and Home Ready loans and $26.3 million of long-term, fixed-rate, agency-compliant, non-HARP II and non-Home Ready first mortgage loans that were sold to Fannie Mae. Also, during the six months ended March 31, 2019, we purchased $4.5 million of long-term, fixed-rate first mortgage loans.
Offsetting the decrease in residential mortgage loans was a $146.7 million increase in the balance of home equity loans and lines of credit during the six months ended March 31, 2019, as new originations and additional draws on existing accounts exceeded repayments. Commitments originated for home equity loans and lines of credit and bridge loans were $718.6 million for the six months ended March 31, 2019 compared to $773.3 million for the six months ended March 31, 2018. At March 31, 2019, pending commitments to originate new home equity lines of credit and bridge loans totaled $149.1 million and $37.5 million, respectively. Refer to the Controlling Our Interest Rate Risk Exposure section of the Overview for additional information.

The total allowance for loan losses decreased $2.1 million, or 5%, to $40.3 million at March 31, 2019 from $42.4 million at September 30, 2018, primarily reflecting improved credit metrics, including continued recoveries of loan amounts previously charged off, low levels of current loan charge-offs and reduced exposure from home equity lines of credit coming to the end of the draw period. Refer to Note 4. Loans and Allowance for Loan Losses for additional discussion.
Other assets increased $20.4 million to $64.7 million at March 31, 2019 from $44.3 million at September 30, 2018. The increase included a $12.4 million increase in initial margin requirements posted on interest rate swap contracts and a $9.3 million increase in the net deferred tax asset, mainly the result of fluctuations in unrealized gains and losses recognized through AOCI, during the current fiscal year.
Deposits increased $241.2 million, or 3%, to $8.73 billion at March 31, 2019 from $8.49 billion at September 30, 2018. The increase in deposits resulted primarily from a $146.6 million increase in our savings accounts (which included a $230.2 million increase in the Florida money market accounts and a $83.6 decrease in high yield savings accounts), and a $108.4 million increase in CDs, partially offset by a $14.9 million decrease in our high-yield checking accounts. We believe that our savings and checking accounts provide a stable source of funds. In addition, our high-yield savings accounts are expected to reprice in a manner similar to our home equity lending products, and, therefore, assist us in managing interest rate risk. The balance of brokered CDs at March 31, 2019 was $591.3 million which was a decrease of $78.8 million during the six months ended March 31, 2019.
Borrowed funds, all from the FHLB of Cincinnati, decreased $131.6 million, or 4%, to $3.59 billion at March 31, 2019 from $3.72 billion at September 30, 2018. Activity included $500.0 million of new 90-day advances that are hedged by equal notional amounts of new interest rate swaps with initial fixed-pay terms of six to eight years, offset by scheduled principal repayments of long-term advances and a $450.0 million decrease in the balance of short-term advances, as deposit growth covered most funding demands. The total balance of borrowed funds of $3.59 billion at March 31, 2019 consisted of an overnight advance of $750.0 million, long-term advances of $608.0 million with a remaining weighted average maturity of approximately one year and short-term advances of $2.23 billion aligned with interest rate swap contracts with a remaining weighted average effective maturity of approximately 3.8 years. Interest rate swaps have been used to extend the duration of short-term borrowings to approximately five to eight years at inception, by paying a fixed rate of interest and receiving the variable rate. Refer to the Extending the Duration of Funding Sources section of the Overview for additional discussion regarding short-term borrowings and interest-rate swaps.
Total shareholders’ equity decreased $22.4 million, or 1%, to $1.74 billion at March 31, 2019 from $1.76 billion at September 30, 2018. This net decrease primarily reflected the effect of $40.5 million of net income reduced by $6.2 million of repurchases of outstanding common stock, $24.7 million of cash dividend payments and a $36.8 million unrealized loss recognized in accumulated other comprehensive income, mainly the result of changes in market interest rates related to our interest rate swaps. Adjustments of $5.7 million related to our stock compensation plan and ESOP further offset the decrease. As a result of a July 11, 2018 mutual member vote, Third Federal Savings, MHC, the mutual holding company that owns approximately 81% of the outstanding stock of the Company, waived the receipt of its share of the dividends paid. Refer to Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for additional details regarding the repurchase of shares of common stock and the dividend waiver.

Comparison of Operating Results for the Three Months Ended March 31, 2019 and 2018
Average balances and yields. The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effects thereof were not material. Average balances are derived from daily average balances. Non-accrual loans are included in the computation of loan average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, deferred expenses, discounts and premiums that are amortized or accreted to interest income or interest expense.

	Three Months Ended			Three Months Ended
	March 31, 2019			March 31, 2018
	Average Balance	Interest Income/ Expense	Yield/ Cost (1)	Average Balance	Interest Income/ Expense	Yield/ Cost (1)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash equivalents	$215,094	$1,229	2.29%	$231,728	$872	1.51%
Investment securities	3,981	23	2.31%	—	—	—%
Mortgage-backed securities	565,256	3,471	2.46%	542,114	2,759	2.04%
Loans (2)	12,876,333	114,306	3.55%	12,615,707	105,239	3.34%
Federal Home Loan Bank stock	93,544	1,414	6.05%	92,643	1,310	5.66%
Total interest-earning assets	13,754,208	120,443	3.50%	13,482,192	110,180	3.27%
Noninterest-earning assets	400,061			367,342
Total assets	$14,154,269			$13,849,534
Interest-bearing liabilities:
Checking accounts	$881,730	861	0.39%	$957,316	224	0.09%
Savings accounts	1,379,163	2,898	0.84%	1,404,328	492	0.14%
Certificates of deposit	6,378,434	31,318	1.96%	5,876,746	22,914	1.56%
Borrowed funds	3,606,978	17,605	1.95%	3,722,445	14,852	1.60%
Total interest-bearing liabilities	12,246,305	52,682	1.72%	11,960,835	38,482	1.29%
Noninterest-bearing liabilities	147,975			158,421
Total liabilities	12,394,280			12,119,256
Shareholders’ equity	1,759,989			1,730,278
Total liabilities and shareholders’ equity	$14,154,269			$13,849,534
Net interest income		$67,761			$71,698
Interest rate spread (1)(3)			1.78%			1.98%
Net interest-earning assets (4)	$1,507,903			$1,521,357
Net interest margin (1)(5)		1.97%			2.13%
Average interest-earning assets to average interest-bearing liabilities	112.31%			112.72%
Selected performance ratios:
Return on average assets (1)		0.57%			0.67%
Return on average equity (1)		4.58%			5.39%
Average equity to average assets		12.43%			12.49%
_________________

(1)	Annualized.

(2)	Loans include both mortgage loans held for sale and loans held for investment.

(3)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by total interest-earning assets.

General. Net income decreased $3.2 million, or 14%, to $20.1 million for the quarter ended March 31, 2019 from $23.3 million for the quarter ended March 31, 2018. The decrease in net income was attributable primarily to a decrease in net interest income and an increase in non-interest expenses, partially offset by a decrease in income tax expense.

Interest and Dividend Income. Interest and dividend income increased $10.3 million, or 9%, to $120.4 million during the current quarter compared to $110.2 million during the same quarter in the prior year. The increase in interest and dividend income resulted primarily from an increase in interest income from loans and to a lesser extent, interest income on mortgage-backed securities and interest earning cash equivalents.
Interest income on loans increased $9.1 million, or 9%, to $114.3 million during the current quarter compared to $105.2 million during the same quarter in the prior year. This change was attributed to a $260.6 million, or a 2%, increase in the average balance of loans to $12.88 billion for the quarter ended March 31, 2019 compared to $12.62 billion during the same quarter last year as new loan production exceeded repayments and loan sales. In addition to the increase in the average balance was a 21 basis point increase in the average yield on loans to 3.55% for the current quarter from 3.34% for the same quarter last year as market rate increases have impacted loan yields, particularly home equity lending products that feature interest rates that reset based on the prime rate.
Interest Expense. Interest expense increased $14.2 million, or 37%, to $52.7 million during the current quarter compared to $38.5 million during the quarter ended March 31, 2018. The increase resulted primarily from an increase in interest expense on deposits, and to a lesser extent, an increase in interest expense on borrowed funds.
Interest expense on CDs increased $8.4 million, or 37%, to $31.3 million during the current quarter compared to $22.9 million during the quarter ended March 31, 2018. The increase was attributed to a $501.7 million, or 9%, increase in the average balance of CDs to $6.38 billion during the current quarter from $5.88 billion during the same quarter of the prior year combined with a 40 basis point increase in the average rate paid on CDs to 1.96% for the current quarter from 1.56% for the same quarter last year. Rates were adjusted on deposits in response to changes in general market rates as well as to changes in the rates paid by our competition. The increase in deposits was used to fund our balance sheet growth, repay borrowed funds and fund our capital management activities, including share repurchases and dividend payments.
Interest expense on borrowed funds, all from the FHLB of Cincinnati, increased $2.7 million, or 18%, to $17.6 million during the current quarter compared to $14.9 million during the quarter ended March 31, 2018. This increase was attributed to a 35 basis point increase in the average rate paid on these funds to 1.95% for the current quarter from 1.60% for the same quarter last year as market rates, particularly short-term rates, have increased between the two periods and longer duration funding sources were utilized that carried higher interest rates. Partially offsetting the increase in the rate paid on borrowed funds was a $115.5 million, or 3%, decrease in the average balance of borrowed funds to $3.61 billion during the current quarter from an average balance of $3.72 billion during the same quarter of the prior year. Refer to the Extending the Duration of Funding Sources section of the Overview and Comparison of Financial Condition for further discussion.
Net Interest Income. Net interest income decreased $3.9 million to $67.8 million during the current quarter when compared to $71.7 million for the three months ending March 31, 2018, as the increase in the yield on our assets was exceeded by the increased cost of our funding. Our average interest earning assets during the current quarter increased $272.0 million, or 2%, when compared to the quarter ended March 31, 2018. The increase in average interest-earning assets was attributed primarily to the growth of the loan portfolio and to a lesser extent mortgage-backed securities, investment securities and Federal Home Loan Bank stock, partially offset by a decrease in other interest-earning cash equivalents. In addition to the increase in average interest earning assets was a 23 basis point increase in the yield on those assets to 3.50% from 3.27%. Our interest rate spread decreased 20 basis points to 1.78% compared to 1.98% during the same quarter last year, reflecting the effect of the flat yield curve. Our net interest margin decreased 16 basis points to 1.97% in the current quarter compared to 2.13% for the same quarter last year.
Provision for Loan Losses. We recorded a credit for loan losses of $4.0 million during the quarter ended March 31, 2019, as well as during the quarter ended March 31, 2018. The credits for loan losses reflected reduced levels of loans delinquent 90 days or more, lower charge-offs and continued elevated levels of recoveries of previously charged-off loans. We continue our awareness of the relative values of residential properties in comparison to their cyclical peaks. As delinquencies in the portfolio have been resolved through pay-off, short sale or foreclosure, or management determines the collateral is not sufficient to satisfy the loan balance, uncollected balances have been charged against the allowance for loan losses previously provided. In the current quarter we recorded net recoveries of $2.3 million compared to net recoveries of $1.2 million in the quarter ended March 31, 2018. Loan loss provisions (credits) are recorded with the objective of aligning our overall allowance for loan losses with our current estimates of loss in the portfolio. The allowance for loan losses was $40.3 million, or 0.31% of total recorded investment in loans receivable, at March 31, 2019, compared to $43.1 million or 0.34% of total recorded investment in loans receivable at March 31, 2018. Balances of recorded investments are net of deferred fees or expenses and any applicable loans-

in-process. Refer to the Lending Activities section of the Overview and Note 4. Loans and Allowance for Loan Losses for further discussion.
Non-Interest Income. Non-interest income increased $0.3 million, or 6%, to $4.9 million during the current quarter compared to $4.6 million during the quarter ended March 31, 2018 mainly as a result of increases in the gain on sale of loans and death benefits from BOLI contracts during the current quarter. Gains on the sales of loans increased $0.4 million compared to the same quarter in the prior year as market interest rate movements contributed to higher margins. There were $38.1 million of loan sales during the current quarter as compared to $38.6 million of loan sales during the quarter ended March 31, 2018.
Non-Interest Expense. Non-interest expense increased $1.0 million, or 2%, to $50.7 million during the current quarter compared to $49.7 million during the quarter ended March 31, 2018. The increase resulted primarily from a combination of an increase in marketing and other operating expenses, partially offset by lower federal insurance premium and assessments and office and property equipment expenses. Other operating expenses increased $1.3 million, which consisted of increases in expenses related to appraisals (due to the increase in home equity application volume as well as the start of home buying season) and community reinvestment activities. Marketing expenditures increased $0.7 million during the current quarter as compared to the quarter ended March 31, 2018 and was attributed to the timing of media campaigns supporting our lending activities.
Income Tax Expense. The provision for income taxes was $5.8 million during the current quarter compared to $7.3 million during the quarter ended March 31, 2018. The provision for the current quarter included $5.3 million of federal income tax provision and $0.5 million of state income tax provision. The provision for the quarter ended March 31, 2018 included $7.0 million of federal income tax provision and $0.3 million of state income tax provision. Our effective federal tax rate was 20.9% during the current quarter and 23.1% during the quarter ended March 31, 2018. As a result of the passing of the Tax Cuts and Jobs Act in 2017, the Company was required to use a blended maximum rate for the previous fiscal year. Our current effective income tax rate is below the federal statutory rate because of our ownership of bank-owned life insurance.

Comparison of Operating Results for the Six Months Ended March 31, 2019 and 2018
Average balances and yields. The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effects thereof were not material. Average balances are derived from daily average balances. Non-accrual loans were included in the computation of loan average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, deferred expenses, discounts and premiums that are amortized or accreted to interest income or interest expense.

	Six Months Ended			Six Months Ended
	March 31, 2019			March 31, 2018
	Average Balance	Interest Income/ Expense	Yield/ Cost (1)	Average Balance	Interest Income/ Expense	Yield/ Cost (1)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash equivalents	$220,421	$2,487	2.26%	$235,462	$1,655	1.41%
Investment securities	3,976	47	2.36%	—	—	—%
Mortgage-backed securities	551,153	6,571	2.38%	540,309	5,348	1.98%
Loans (2)	12,874,052	226,797	3.52%	12,551,282	207,865	3.31%
Federal Home Loan Bank stock	93,544	2,829	6.05%	91,523	2,541	5.55%
Total interest-earning assets	13,743,146	238,731	3.47%	13,418,576	217,409	3.24%
Noninterest-earning assets	393,073			372,640
Total assets	$14,136,219			$13,791,216
Interest-bearing liabilities:
Checking accounts	$890,262	1,609	0.36%	$963,537	450	0.09%
Savings accounts	1,332,853	5,076	0.76%	1,426,300	995	0.14%
Certificates of deposit	6,365,386	61,154	1.92%	5,814,134	45,179	1.55%
Borrowed funds	3,610,605	35,319	1.96%	3,682,829	29,099	1.58%
Total interest-bearing liabilities	12,199,106	103,158	1.69%	11,886,800	75,723	1.27%
Noninterest-bearing liabilities	170,239			186,052
Total liabilities	12,369,345			12,072,852
Shareholders’ equity	1,766,874			1,718,364
Total liabilities and shareholders’ equity	$14,136,219			$13,791,216
Net interest income		$135,573			$141,686
Interest rate spread (1)(3)			1.78%			1.97%
Net interest-earning assets (4)	$1,544,040			$1,531,776
Net interest margin (1)(5)		1.97%			2.11%
Average interest-earning assets to average interest-bearing liabilities	112.66%			112.89%
Selected performance ratios:
Return on average assets (1)		0.57%			0.62%
Return on average equity (1)		4.58%			5.00%
Average equity to average assets		12.50%			12.46%
_________________

(1)	Annualized.

(2)	Loans include both mortgage loans held for sale and loans held for investment.

(3)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by total interest-earning assets.

General. Net income decreased $2.4 million to $40.5 million for the six months ended March 31, 2019 compared to $42.9 million for the six months ended March 31, 2018. This decrease in net income was attributable primarily to a decrease in net interest income, a decrease in the credit for loan loss provision and an increase in non-interest expense, partially offset by a decrease in income tax expense.
Interest and Dividend Income. Interest and dividend income increased $21.3 million, or 10%, to $238.7 million during the six months ended March 31, 2019 compared to $217.4 million during the same six months in the prior year. The increase in interest and dividend income resulted primarily from an increase in interest income from loans, and to a lesser extent, interest income on mortgage-backed securities and interest earning cash equivalents.
Interest income on loans increased $18.9 million, or 9%, to $226.8 million for the six months ended March 31, 2019 compared to $207.9 million for the six months ended March 31, 2018. This increase was attributed primarily to a $322.8 million increase in the average balance of loans to $12.87 billion in the current six-month period compared to $12.55 billion during the same six months in the prior year as new loan production exceeded repayments and loan sales. The impact from the increase in the average balance of loans was combined with a 21 basis point increase in the average yield on loans to 3.52% for the six months ended March 31, 2019 from 3.31% for the same six months in the prior year. Increases in the prime rate between the two periods benefited the yield on home equity lines of credit for the six months ended March 31, 2019, and contributed to the higher overall average yield.
Interest income on mortgage-backed securities increased $1.3 million, or 25%, to $6.6 million during the current six months compared to $5.3 million during the six months ended March 31, 2018. This increase was attributed to a 40 basis point increase in the average yield on mortgage-backed securities, combined with a $10.9 million increase in the average balance of mortgage-backed securities to $551.2 million in the current six-month period compared to $540.3 million during the same six months in the prior year.
Interest Expense. Interest expense increased $27.5 million, or 36%, to $103.2 million during the current six months compared to $75.7 million during the six months ended March 31, 2018. The increase resulted from an increase in interest expense on both deposits and borrowed funds.
Interest expense on CDs increased $16.0 million, or 35%, to $61.2 million during the six months ended March 31, 2019 compared to $45.2 million during the six months ended March 31, 2018. The increase was attributed primarily to a 37 basis point increase in the average rate we paid on CDs to 1.92% during the current six months from 1.55% during the same six months last year. In addition, there was a $551.3 million, or 9%, increase in the average balance of CDs to $6.37 billion from $5.81 billion during the same six months of the prior year. Interest expense on savings and checking accounts increased $4.1 million and $1.1 million, respectively, to $5.1 million and $1.6 million during the six months ended March 31, 2019, compared to the same six month period of the prior year due to an increase in the average rates we paid on the deposits. Rates were adjusted on deposits in response to changes in general market rates as well as to changes in the rates paid by our competition. The increase in deposits was used to pay down borrowings and fund our balance sheet growth and our capital management activities, including share repurchases and dividend payments.
Interest expense on borrowed funds, all from the FHLB of Cincinnati, increased $6.2 million, or 21%, to $35.3 million during the six months ended March 31, 2019 from $29.1 million during the six months ended March 31, 2018. The increase was attributed to a 38 basis point increase in the average rate paid for these funds to 1.96%, during the six months ended March 31, 2019 from 1.58% for the six months ended March 31, 2018, as market rates have increased between the two periods and longer duration funding sources were utilized that carried higher interest rates. Partially offsetting the increase in the rate paid on borrowed funds was a $72.2 million, or 2%, decrease in the average balance of borrowed funds to $3.61 billion during the current six months from $3.68 billion during the same six months of the prior year. Refer to the Extending the Duration of Funding Sources section of the Overview and Comparison of Financial Condition for further discussion.
Net Interest Income. Net interest income decreased $6.1 million, or 4%, to $135.6 million during the six months ended March 31, 2019 from $141.7 million during the six months ended March 31, 2018. Average interest-earning assets increased during the current six-month period by $324.6 million, or 2%, when compared to the six months ended March 31, 2018. The increase in average assets was attributed primarily to the growth of our loan portfolio. In addition to the increase in average interest earning assets was a 23 basis point increase in the yield on those assets to 3.47% from 3.24%. However, average interest-bearing liabilities increased by $312.3 million and experienced a 42 basis point increase in cost, as our interest rate spread decreased 19 basis points to 1.78% compared to 1.97% during the same six months last year reflecting the flattening yield curve and general interest rate environment. Our net interest margin was 1.97% for the current six-month period and 2.11% for the same six month period in the prior year. Our interest rate spread and net interest margin narrowed as our overall funding costs increased more than our asset yields increased.

Provision for Loan Losses. We recorded a credit for loan losses of $6.0 million during the six months ended March 31, 2019 and a $7.0 million credit for loan losses during the six months ended March 31, 2018. Continued strong recoveries of loan amounts previously charged off, low levels of current loan charge-offs and reduced exposure from home equity lines of credit coming to the end of the draw period resulted in the loan provision credit during the current period. Nevertheless, we continue our awareness of the relative values of residential properties in comparison to their cyclical peaks. As delinquencies in the portfolio have been resolved through pay-off, short sale or foreclosure, or management determines the collateral is not sufficient to satisfy the loan, uncollected balances have been charged against the allowance for loan losses previously provided. In the current six months, we recorded net recoveries of $3.9 million, as compared to net recoveries of $1.2 million for the six months ended March 31, 2018. The credit for loan losses recorded for the current six months, as partially offset by net recoveries, resulted in a decrease in the balance of the allowance for loan losses. The allowance for loan losses was $40.3 million, or 0.31% of the total recorded investment in loans receivable, at March 31, 2019, compared to $43.1 million, or 0.34% of the total recorded investment in loans receivable, at March 31, 2018. Balances of recorded investments are net of deferred fees, expenses and any applicable loans-in-process. Refer to the Lending Activities section of the Overview and Note 4. Loans and Allowance for Loan Losses for further discussion.
Non-Interest Income. Non-interest income increased $0.1 million, or 1%, to $9.6 million during the six months ended March 31, 2019 compared to $9.5 million during the six months ended March 31, 2018. The increase in non-interest income is primarily due to a $0.4 million increase in income from bank owned life insurance partially offset by a $0.3 million decrease in other income. Gains on the sales of loans remained relatively flat during the current period. Market interest rate movements contributed to higher margins on loan sales of $58.8 million during the six months ended March 31, 2019, compared to loan sales of $68.5 million during the six months ended March 31, 2018.
Non-Interest Expense. Non-interest expense increased $3.2 million, or 3%, to $98.7 million during the six months ended March 31, 2019 compared to $95.5 million during the six months ended March 31, 2018. This increase resulted primarily from increases in salaries and employee benefits and other operating expenses, partially offset by a reduction in federal insurance premium and assessments. There was a $2.2 million increase in salaries and employee benefits during the current six-month period compared to the six-month period ended March 31, 2018, primarily related to both the timing and amount of health insurance for our employees, which can fluctuate based on the timing of claims, and to a lesser extent, a reduction in the deferral of salary compensation related to direct loan origination costs.
Income Tax Expense. The provision for income taxes was $12.0 million during the six months ended March 31, 2019 compared to $19.8 million during the six months ended March 31, 2018. The decrease in expense was caused mainly by the combination of a decrease in income before income taxes and by the impact of the Act, which further lowered our effective federal rate in the more recent period and required additional tax expense for the re-measurement of the deferred tax asset during the six months ended March 31, 2018. The provision for the current six-month period included $10.4 million of federal income tax provision and $1.6 million of state income tax provision. The provision for the six months ended March 31, 2018 included $18.8 million of federal income tax provision and $0.9 million of state income tax provision. Our effective federal tax rate was 20.4% during the six months ended March 31, 2019 and 30.5% during the six months ended March 31, 2018. Our expected effective income tax rate in the current year is lower than the federal statutory rate because of our ownership of bank-owned life insurance.

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
While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by interest rates, economic conditions and competition. The Association’s Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We generally seek to maintain a minimum liquidity ratio of 5% (which we compute as the sum of cash and cash equivalents plus unencumbered investment securities for which ready markets exist, divided by total assets). For the three months ended March 31, 2019, our liquidity ratio averaged 5.63%. We believe that we had sufficient sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2019.
We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities and the objectives of our asset/liability management program. Excess liquid assets are generally invested in interest-earning deposits and short- and intermediate-term securities.
Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2019, cash and cash equivalents totaled $259.2 million, which represented a decrease of 4% from September 30, 2018.
Investment securities classified as available-for-sale, which provide additional sources of liquidity, totaled $574.6 million at March 31, 2019.
During the six-month period ended March 31, 2019, loan sales totaled $58.8 million, which included a $19.0 million sale to a private investor and sales to Fannie Mae, which included $26.3 million of long-term, fixed-rate, agency-compliant, non-HARP II and non-Home Ready first mortgage loans, $0.1 million of loans that qualified under Fannie Mae's HARP II initiative and $13.5 million of loans that qualified under Fannie Mae's Home Ready initiative. Loans originated under the HARP II and Home Ready initiatives are classified as “held for sale” at origination, though the HARP II program ended December 31, 2018. Loans originated under non-HARP II or non-Home Ready, Fannie Mae compliant procedures are classified as “held for investment” until they are specifically identified for sale.
At March 31, 2019, $1.0 million of long-term, fixed-rate residential first mortgage loans were classified as “held for sale,” all of which qualified under Fannie Mae's Home Ready initiative. There were no loan sale commitments outstanding at March 31, 2019.
Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows (unaudited) included in the unaudited interim Consolidated Financial Statements.
At March 31, 2019, we had $499.6 million in outstanding commitments to originate loans. In addition to commitments to originate loans, we had $1.91 billion in unfunded home equity lines of credit to borrowers. CDs due within one year of March 31, 2019 totaled $3.18 billion, or 36.5% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, sales of investment securities, other deposit products, including new CDs, brokered CDs, FHLB advances, borrowings from the FRB-Cleveland Discount Window or other collateralized borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the CDs due on or before March 31, 2020. We believe, however, based on past experience, that a significant portion of such deposits will remain with us. Generally, we have the ability to attract and retain deposits by adjusting the interest rates offered.
Our primary investing activities are originating residential mortgage loans, home equity loans and lines of credit and purchasing investments. During the six months ended March 31, 2019, we originated $665.1 million of residential mortgage loans, and $718.6 million of commitments for home equity loans and lines of credit, while during the six months ended March 31, 2018, we originated $1.0 billion of residential mortgage loans and $773.3 million of commitments for home equity loans and lines of credit. We purchased $96.3 million of securities during the six months ended March 31, 2019, and $86.2 million during the six months ended March 31, 2018.
Financing activities consist primarily of changes in deposit accounts, changes in the balances of principal and interest owed on loans serviced for others, FHLB advances and borrowings from the FRB-Cleveland Discount Window. We experienced a net increase in total deposits of $241.2 million during the six months ended March 31, 2019, which reflected the active management of the offered rates on maturing CDs, compared to a net increase of $198.8 million during the six months ended March 31, 2018. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. During the six months ended March 31, 2019, there was a $78.8 million decrease in the balance of brokered CDs (exclusive of acquisition costs and subsequent amortization), which had a balance of $591.3 million at March 31, 2019. At March 31, 2018 the balance of brokered CDs was $686.7 million. Principal and interest owed on loans serviced for others experienced a net decrease of $1.9 million to $29.6 million during the six months ended March 31, 2019 compared to a net decrease of $3.8 million to $31.9 million during the six months ended March 31, 2018. During the six months ended March 31, 2019, we decreased our advances from the FHLB of Cincinnati by $131.6 million, to manage the funding of: new loan originations; our capital initiatives; and actively managed our liquidity ratio. During the six months ended March 31, 2018, our advances from the FHLB of Cincinnati increased by $45.7 million.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of Cincinnati and the FRB-Cleveland Discount Window, each of which provides an additional source of funds. Also, in evaluating funding alternatives, we may participate in the brokered CD market. At March 31, 2019 we had $3.59 billion of FHLB of Cincinnati advances and no outstanding borrowings from the FRB-Cleveland Discount Window. Additionally, at March 31, 2019, we had $591.3 million of brokered CDs. During the six months ended March 31, 2019, we had average outstanding advances from the FHLB of Cincinnati of $3.61 billion as compared to average outstanding advances of $3.68 billion during the six months ended March 31, 2018. The decrease in net average balance in the current year reflects an increase in the use of deposits to fund: balance sheet growth; our capital initiatives; and to manage our on-balance sheet liquidity. Refer to the Extending the Duration of Funding Sources section of the Overview and the General section of Item 3. Quantitative and Qualitative Disclosures About Market Risk for further discussion. At March 31, 2019, we had the ability to immediately borrow an additional $262.7 million from the FHLB of Cincinnati and $50.9 million from the FRB-Cleveland Discount Window. From the perspective of collateral value securing FHLB of Cincinnati advances, our capacity limit for additional borrowings beyond the outstanding balance at March 31, 2019 was $4.66 billion, subject to satisfaction of the FHLB of Cincinnati common stock ownership requirement. To satisfy the common stock ownership requirement for the maximum limit of borrowing, we would have to increase our ownership of FHLB of Cincinnati common stock by an additional $93.2 million.
The Association and the Company are subject to various regulatory capital requirements, including a risk-based capital measure. The Basel III capital framework for U.S. banking organizations ("Basel III Rules") includes both a revised definition of capital and guidelines for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.
The Association is subject to the "capital conservation buffer" requirement level of 2.5%. The requirement limits capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" in addition to the minimum capital requirements. At March 31, 2019, the Association exceeded the regulatory requirement for the "capital conservation buffer".
As of March 31, 2019, the Association exceeded all regulatory requirements to be considered “Well Capitalized” as presented in the table below (dollar amounts in thousands).

	Actual		Well Capitalized Levels
	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$1,516,854	19.71%	$769,601	10.00%
Tier 1 (Leverage) Capital to Net Average Assets	1,476,565	10.45%	706,180	5.00%
Tier 1 Capital to Risk-Weighted Assets	1,476,565	19.19%	615,681	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,476,551	19.19%	500,240	6.50%
The capital ratios of the Company as of March 31, 2019 are presented in the table below (dollar amounts in thousands).

	Actual
	Amount	Ratio
Total Capital to Risk-Weighted Assets	$1,766,049	22.86%
Tier 1 (Leverage) Capital to Net Average Assets	1,725,763	12.19%
Tier 1 Capital to Risk-Weighted Assets	1,725,763	22.34%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,725,763	22.34%
In addition to the operational liquidity considerations described above, which are primarily those of the Association, the Company, as a separate legal entity, also monitors and manages its own, parent company-only liquidity, which provides the source of funds necessary to support all of the parent company's stand-alone operations, including our capital distribution strategies, which encompass our share repurchase and dividend payment programs. The Company's primary source of liquidity is dividends received from the Association. The amount of dividends that the Association may declare and pay to the Company in any calendar year, without the receipt of prior approval from the OCC but with prior notice to the FRB-Cleveland, cannot exceed net income for the current calendar year-to-date period plus retained net income (as defined) for the preceding two calendar years, reduced by prior dividend payments made during those periods. In December 2018, the Company received an $85.0 million cash dividend from the Association. Because of its intercompany nature, this dividend payment had no impact on the Company's capital ratios or its consolidated statement of condition but reduced the Association's reported capital ratios. At

March 31, 2019, the Company had, in the form of cash and a demand loan from the Association, $185.2 million of funds readily available to support its stand-alone operations.
On October 27, 2016, the Company announced that the Board of Directors approved the Company’s eighth stock repurchase program, which authorized the repurchase of up to 10,000,000 shares of the Company’s outstanding common stock. There were 3,921,521 shares repurchased under that program through March 31, 2019. During the six months ended March 31, 2019, the Company repurchased $6.1 million of its common stock.
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
During the six months ended March 31, 2019, $39.8 million of agency-compliant, long-term, fixed-rate mortgage loans were sold to Fannie Mae on a servicing retained basis. Additionally, during the six months ended March 31, 2019, $19.0 million of fixed-rate loans were sold, on a servicing retained basis, in a single bulk sale to a private investor. At March 31, 2019, $1.0 million of agency-compliant, long-term, fixed-rate residential first mortgage loans that qualified under Fannie Mae's Home Ready program, were classified as “held for sale.” Of the agency-compliant loan sales during the six months ended March 31, 2019, $13.5 million was comprised of long-term (15 to 30 years), fixed-rate first mortgage loans which were sold under Fannie Mae's HARP II (the HARP II program ended December 31, 2018) or Home Ready programs, and $26.3 million was comprised of long-term (15 to 30 years), fixed-rate first mortgage loans which had been originated under our revised procedures and were sold to Fannie Mae under our reinstated seller contract, as described in the next paragraph. At March 31, 2019, we did not have any outstanding loan sales commitments.
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
The Association is a party to interest rate swap agreements. Each of the Association's swap agreements is registered on the Chicago Mercantile Exchange and involves the exchange of interest payment amounts based on a notional principal balance. No exchange of principal amounts occurs and the notional principal amount does not appear on our balance sheet. The Association uses swaps to extend the duration of its funding sources. In each of the Association's agreements, interest paid is based on a fixed rate of interest throughout the term of each agreement while interest received is based on an interest rate that resets at a specified interval (generally three months) throughout the term of each agreement. On the initiation date of the swap, the agreed upon exchange interest rates reflect market conditions at that point in time. Swaps generally require counterparty collateral pledges that ensure the counterparties' ability to comply with the conditions of the agreement. The notional amount of the Association's swap portfolio at March 31, 2019 was $2.23 billion. The swap portfolio's weighted average fixed pay rate was 1.98% and the weighted average remaining term was 3.8 years. Concurrent with the execution of each swap, the Association entered into a short-term borrowing from the FHLB of Cincinnati in an amount equal to the notional amount of the swap and with interest rate resets aligned with the reset interval of the swap. Each individual swap agreement has been designated as a cash flow hedge of interest rate risk associated with the Association's variable rate borrowings from the FHLB of Cincinnati.
Economic Value of Equity. Using customized modeling software, the Association prepares periodic estimates of the amounts by which the net present value of its cash flows from assets, liabilities and off-balance sheet items (the association’s economic value of equity or EVE) would change in the event of a range of assumed changes in market interest rates. The simulation model uses a discounted cash flow analysis and an option-based pricing approach in measuring the interest rate sensitivity of EVE. The model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumption that instantaneous changes (measured in basis points) occur at all maturities along the United States Treasury yield curve and other relevant market interest rates. A basis point equals one, one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 2% to 3% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. The model is tailored specifically to our organization, which, we believe, improves its predictive accuracy. The following table presents the estimated changes in the Association’s EVE at March 31, 2019 that would result from the indicated instantaneous changes in the United States Treasury yield curve and other relevant market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

				EVE as a Percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)	Estimated EVE (2)	Estimated Increase (Decrease) in EVE		EVE Ratio (4)	Increase (Decrease) (basis points)
		Amount	Percent
	(Dollars in thousands)
+300	$1,436,864	$(579,803)	(28.75)%	10.89%	(300)
+200	1,691,285	(325,382)	(16.13)%	12.38%	(151)
+100	1,897,255	(119,412)	(5.92)%	13.44%	(45)
0	2,016,667	—	—	13.89%	—
-100	2,002,243	(14,424)	(0.72)%	13.51%	(38)
_________________

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	EVE Ratio represents EVE divided by the present value of assets.
The table above indicates that at March 31, 2019, in the event of an increase of 200 basis points in all interest rates, the Association would experience a 16.13% decrease in EVE. In the event of a 100 basis point decrease in interest rates, the Association would experience a 0.72% decrease in EVE.
The following table is based on the calculations contained in the previous table, and sets forth the change in the EVE at a +200 basis point rate of shock at March 31, 2019, with comparative information as of September 30, 2018. By regulation, the Association must measure and manage its interest rate risk for interest rate shocks relative to established risk tolerances in EVE.
Risk Measure (+200 Basis Points Rate Shock)

	At March 31, 2019	At September 30, 2018
Pre-Shock EVE Ratio	13.89%	15.54%
Post-Shock EVE Ratio	12.38%	13.35%
Sensitivity Measure in basis points	(151)	(219)
Percentage Change in EVE	(16.13)%	(19.65)%
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
Accordingly, although the EVE tables provide an indication of our interest rate risk exposure as of the indicated dates, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our EVE and will differ from actual results. In addition to our core business activities, which primarily sought to originate Smart Rate (adjustable), home equity lines of credit (adjustable) and 10-year fixed-rate loans funded by borrowings from the FHLB and intermediate term CDs (including brokered CDs), and which are intended to have a favorable impact on our IRR profile, the impact of several other items and events resulted in the 3.51% improvement in the Percentage Change in EVE measure at March 31, 2019 when compared to the measure at September 30, 2018. Factors contributing to this improvement included changes in market rates, capital actions by the Association, assumption and modeling changes and changes due to business activity. Movement in market interest rates included a decrease of 56 basis points for the two-year term, a decrease of 72 basis points for the five-year term and a decrease of 66 basis points for the ten-year term, and which resulted in an improvement of 4.33% in the Percentage Change in EVE. Partially offsetting this improvement was the impact of an $85.0 million cash dividend that the Association paid to the Company. Because of its intercompany nature, this payment had no impact on the Company's capital position, or the Company's overall IRR profile, but reduced the Association's regulatory capital and regulatory capital ratios and negatively impacted the Association's Percentage Change in EVE by approximately 0.78%. Additionally, modifications and enhancements to our modeling assumptions and methodologies, which are continually challenged and evaluated, on a net basis, negatively impacted the Association's Percentage Change in EVE by 3.60%. Our core business activities, as described at the beginning of this paragraph, are generally intended to have a positive impact on our IRR profile, the actual impact is determined by a number of factors, including the pace of mortgage asset additions to our balance sheet (including consideration of outstanding commitments to originate those assets), in comparison to the pace of the addition of duration extending funding sources. During the current fiscal year-to-date period, the net affect of mortgage asset accumulation and funding source extension resulted in 3.56% of improvement to our Percentage Change in EVE. The IRR simulation results presented above were in line with management's expectations and were within the risk limits established by our Board of Directors.
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
Earnings at Risk. In addition to EVE calculations, we use our simulation model to analyze the sensitivity of our net interest income to changes in interest rates (the institution’s EaR). Net interest income is the difference between the interest income that we earn on our interest-earning assets, such as loans and securities, and the interest that we pay on our interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what our net interest income would be for prospective 12 and 24 month periods using customized (based on our portfolio characteristics) assumptions with respect to loan prepayment rates, default rates and deposit decay rates, and the implied forward yield curve as of the market date for assumptions as to projected interest rates. We then calculate what our estimated net interest income would be for the same period under numerous interest rate scenarios. The simulation process is subject to continual enhancement, modification, refinement and adaptation in order that it might most accurately reflect our current circumstances, factors and expectations. As of March 31, 2019, we estimated that our EaR for the 12 months ending March 31, 2020 would decrease by 2.58% in the event that market interest rates used in the simulation were adjusted in equal monthly amounts (termed a "ramped" format) during the 12 month measurement period to an aggregate increase of 200 basis points. This assumption differs from the assumption used to report our EaR estimates in reporting periods prior to March 31, 2017, when our EaR disclosures were determined under assumed instantaneous changes in market interest rates. While that scenario is no longer used, the Association continues to calculate instantaneous scenarios, and as of March 31, 2019, we estimated that our EaR for the 12 months ending March 31, 2020 would decrease by 4.96% in the event of an instantaneous 200 basis point increase in market interest rates.
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
EVE is considered as a point in time calculation with a "liquidation" view of the Association where all the cash flows (including interest, principal and prepayments) are modeled and discounted using discount factors derived from the current market yield curves. It provides a long term view and helps to define changes in equity and duration as a result of changes in interest rates. On the other hand, EaR is based on balance sheet projections going one year and two years forward and assumes new business volume and pricing to calculate net interest income under different interest rate environments. EaR is calculated to determine the sensitivity of net interest income under different interest rate scenarios. With each of these models, specific policy limits have been established that are compared with the actual month end results. These limits have been approved by the Association's Board of Directors and are used as benchmarks to evaluate and moderate interest rate risk. In the event that there is a breach of policy limits that extends beyond two consecutive quarter end measurement periods, management is responsible for taking such action, similar to those described under the preceding heading of General, as may be necessary in order to return the Association's interest rate risk profile to a position that is in compliance with the policy. At March 31, 2019, the IRR profile as disclosed above was within our internal limits.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table summarizes our stock repurchase activity during the quarter ended March 31, 2019.

		Average	Total Number of	Maximum Number
	Total Number	Price	Shares Purchased	of Shares that May
	of Shares	Paid per	as Part of Publicly	Yet be Purchased
Period	Purchased	Share	Announced Plans (1)	Under the Plans
January 1, 2019 through January 31, 2019	48,000	$16.63	48,000	6,176,479
February 1, 2019 through February 28, 2019	40,000	16.91	40,000	6,136,479
March 1, 2019 through March 31, 2019	58,000	16.51	58,000	6,078,479
	146,000	16.66	146,000

(1)
On October 27, 2016, the Company announced that the Board of Directors approved the Company’s eighth stock repurchase program, which authorized the repurchase of up to 10,000,000 shares of the Company’s outstanding common stock. Purchases under the program will be on an ongoing basis and subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses of capital, and our financial performance. Repurchased shares will be held as treasury stock and be available for general corporate use. The repurchase program commenced in January 2017.

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

The following unaudited financial statements from TFS Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed on May 8, 2019, formatted in XBRL: (i) Consolidated Statements of Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Unaudited Interim Consolidated Financial Statements.

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

TFS Financial Corporation

Dated:	May 8, 2019	/s/ Marc A. Stefanski
Marc A. Stefanski
Chairman of the Board, President and Chief Executive Officer

Dated:	May 8, 2019	/s/ Paul J. Huml
Paul J. Huml
Chief Financial Officer